Form 10-K/A
period 1993-12-31
NORTHEAST UTILITIES; CONNECTICUT LIGHT & POWER CO; WESTERN MASSACHUSETTS ELECTRIC CO; PUBLIC SERVICE CO OF NEW HAMPSHIRE; NORTH ATLANTIC ENERGY CORP /NH
filed 1994-03-31
CIK 72741, 23426, 106170, 315256, 880416

FORM 10-K/A (Amendment No. 1)
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

     ------------------------------------------------------------------------

     Commission     Registrant; State of Incorporation;     I.R.S. Employer
     File Number       Address; and Telephone Number       Identification No.
     -----------    ------------------------------------   ------------------

     1-5324        NORTHEAST UTILITIES                        04-2147929
                   (a Massachusetts voluntary association)
                   174 Brush Hill Avenue
                   West Springfield, Massachusetts   01090-0010
                   Telephone: (413) 785-5871

     0-404         THE CONNECTICUT LIGHT AND POWER COMPANY    06-0303850
                   (a Connecticut corporation)
                   Selden Street
                   Berlin, Connecticut               06037-1616
                   Telephone: (203) 665-5000

     1-6392        PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE    02-0181050
                   (a New Hampshire corporation)
                   1000 Elm Street
                   Manchester, New Hampshire        03105
                   Telephone: (603) 669-4000

     0-7624        WESTERN MASSACHUSETTS ELECTRIC COMPANY     04-1961130
                   (a Massachusetts corporation)
                   174 Brush Hill Avenue1-21-21
                   West Springfield, Massachusetts   01090-0010
                   Telephone:  (413) 785-5871

     33-43508      NORTH ATLANTIC ENERGY CORPORATION          06-1339460
                   (a New Hampshire corporation)
                   1000 Elm Street
                   Manchester, New Hampshire        03105
                   Telephone: (603) 669-4000



- ----------------------------------------------------------------------------


THE SOLE PURPOSE OF THIS AMENDMENT IS TO REFLECT CERTAIN FORMAT ADJUSTMENTS
TO EXHIBITS 13.1 THROUGH 13.5 OF PART III OF THE REGISTRANTS' COMBINED ANNUAL REPORT ON FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 25, 1994. NO SUBSTANTIVE CHANGES TO THE MATERIAL CONTAINED IN THE FORM 10-K ARE INCLUDED IN THIS AMENDMENT.

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