Form 10-Q
period 1994-03-31
NORTHEAST UTILITIES
filed 1994-05-10
CIK 72741

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549-1004

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1994
                                             --------------
                                    OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to
                                               ------     ------

                       Commission File Number 1-5324
                                              ------

                            NORTHEAST UTILITIES
                            -------------------
          (Exact name of registrant as specified in its charter)

              MASSACHUSETTS                     04-2147929
              -------------                     ----------
      (State or other jurisdiction            (I.R.S. Employer
    of incorporation or organization)        Identification No.)

174 BRUSH HILL AVENUE, WEST SPRINGFIELD, MASSACHUSETTS (01090-0010)
- - -------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


                              (413) 785-5871
                              --------------
           (Registrant's telephone number, including area code)

                              Not Applicable
                              --------------
           (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X        No
                                 ___           ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                    Outstanding at April 29, 1994
                 -----                    -----------------------------
     Common Shares, $5.00 par value            124,505,043 shares



                   NORTHEAST UTILITIES AND SUBSIDIARIES


                             TABLE OF CONTENTS



                                                            Page No.
                                                            --------


Part I. Financial Information

   Item 1.   Financial Statements

        Consolidated Balance Sheets - March 31, 1994
        and December 31, 1993                                 2

        Consolidated Statements of Income - Three
        Months Ended March 31, 1994 and 1993                  4

        Consolidated Statements of Cash Flows -
        Three Months Ended March 31, 1994 and 1993            5

        Notes to Consolidated Financial Statements            6

        Report of Independent Public Accountants              9

   Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                   10

Part II.     Other Information

   Item 1.   Legal Proceedings                               16

     Item 5.   Other Information                               17

   Item 6.   Exhibits and Reports on Form 8-K                17

Signatures                                                     18

                                  PART I.  FINANCIAL INFORMATION

NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                          March 31,       December 31,
                                                             1994             1993
                                                        -------------    -------------
                                                            (Thousands of Dollars)
ASSETS
- - ------

Utility Plant, at original cost:
  Electric............................................. $  9,147,275     $  9,119,285
  Other................................................      142,220          146,228
                                                        -------------    -------------
                                                           9,289,495        9,265,513
     Less: Accumulated provision for depreciation......    3,096,760        3,021,987
                                                        -------------    -------------
                                                           6,192,735        6,243,526
  Construction work in progress........................      232,606          208,084
  Nuclear fuel, net....................................      225,271          218,051
                                                        -------------    -------------
      Total net utility plant..........................    6,650,612        6,669,661
                                                        -------------    -------------
Other Property and Investments:
  Nuclear decommissioning trusts, at market in 1994
   and at cost in 1993 (Note 2)<F2>....................      225,736          206,179
  Investments in regional nuclear generating
   companies, at equity................................       81,382           81,029
  Investments in transmission companies, at equity.....       26,397           26,536
  Other, at cost.......................................       35,564           36,882
                                                        -------------    -------------
                                                             369,079          350,626
                                                        -------------    -------------
Current Assets:
  Cash and special deposits............................       34,286           32,008
  Receivables, net.....................................      401,192          357,449
  Accrued utility revenues.............................      122,805          150,794
  Fuel, materials, and supplies, at average cost.......      195,473          194,968
  Prepayments and other................................       39,948           35,278
                                                        -------------    -------------
                                                             793,704          770,497
                                                        -------------    -------------
Deferred Charges:
  Regulatory asset--income taxes, net..................    1,167,960        1,183,716
  Regulatory asset--PSNH...............................      746,976          769,498
  Deferred costs--nuclear plants.......................      282,527          294,004
  Unrecovered contract obligation--YAEC................      126,576          132,826
  Recoverable energy costs, net........................      152,927          148,789
  Deferred conservation and load-management costs......      108,990          111,442
  Deferred DOE assessment..............................       53,520           53,476
  Amortizable property investments.....................       30,806           34,229
  Unamortized debt expense.............................       36,944           37,444
  Other................................................      127,504          111,956
                                                        -------------    -------------
                                                           2,834,730        2,877,380
                                                        -------------    -------------

      Total Assets..................................... $ 10,648,125     $ 10,668,164
                                                        =============    =============

See accompanying notes to consolidated financial statements.

NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                          March 31,       December 31,
                                                             1994             1993
                                                        -------------    -------------
                                                            (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
- - ------------------------------

Capitalization:
  Common shareholders' equity:
     Common shares, $5 par value--authorized
     225,000,000 shares; 134,208,960 shares issued and
     124,466,740 shares outstanding in 1994 and
     134,207,025 shares issued and 124,326,836 shares
     outstanding in 1993............................... $    671,045     $    671,035
  Capital surplus, paid in.............................      903,242          901,740
  Deferred benefit plan - employee stock
      ownership plan...................................     (225,508)        (228,205)
  Retained earnings....................................      920,681          879,518
                                                        -------------    -------------
           Total common shareholders' equity...........    2,269,460        2,224,088
  Preferred stock not subject to mandatory redemption..      239,700          239,700
  Preferred stock subject to mandatory redemption......      379,000          380,500
  Long-term debt.......................................    3,970,456        4,045,468
                                                        -------------    -------------
           Total capitalization........................    6,858,616        6,889,756
                                                        -------------    -------------
Obligations Under Capital Leases.......................      187,546          171,004
                                                        -------------    -------------
Current Liabilities:
  Notes payable to banks...............................      146,000          173,500
  Long-term debt and preferred stock--current
   portion.............................................      386,965          420,142
  Obligations under capital leases--current
   portion.............................................       74,587           72,756
  Accounts payable.....................................      218,871          229,118
  Accrued taxes........................................       93,389           40,501
  Accrued interest.....................................       82,534           69,682
  Accrued pension benefits.............................       83,139           82,513
  Other................................................       72,365           83,853
                                                        -------------     ------------
                                                           1,157,850        1,172,065
                                                        -------------     ------------
Deferred Credits:
  Accumulated deferred income taxes....................    1,926,488        1,911,981
  Accumulated deferred investment tax credits..........      199,293          201,635
  Deferred contract obligation--YAEC...................      126,576          132,826
  Deferred DOE obligation..............................       43,034           43,034
  Other................................................      148,722          145,863
                                                        -------------     ------------
                                                           2,444,113        2,435,339
                                                        -------------     ------------
Commitments and Contingencies (Note 4)<F4>


           Total Capitalization and Liabilities........ $ 10,648,125     $ 10,668,164
                                                        =============    =============

See accompanying notes to consolidated financial statements.

NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
           (Unaudited)

                                                            Three Months Ended
                                                                March 31,
                                                       ----------------------------
                                                            1994           1993
                                                       -------------  -------------
                                                          (Thousands of Dollars,
                                                         except share information)

Operating Revenues.................................... $    966,174   $    958,192
                                                       -------------  -------------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power........      225,574        274,107
     Other............................................      220,174        229,344
  Maintenance.........................................       68,634         62,002
  Depreciation........................................       83,407         80,872
  Amortization of regulatory assets, net..............       50,731         57,375
  Federal and state income taxes......................       90,985         64,833
  Taxes other than income taxes.......................       67,110         64,580
                                                       -------------  -------------
        Total operating expenses......................      806,615        833,113
                                                       -------------  -------------
Operating Income......................................      159,559        125,079
                                                       -------------  -------------
Other Income:
  Allowance for other funds used during construction..          314             51
  Deferred nuclear plants return--other funds.........        7,058         10,645
  Equity in earnings of regional nuclear generating
     and transmission companies.......................        3,364          3,265
  Other, net..........................................        2,377            884
  Income taxes--credit................................        1,695          7,276
                                                       -------------  -------------
        Other income, net.............................       14,808         22,121
                                                       -------------  -------------
        Income before interest charges................      174,367        147,200
                                                       -------------  -------------
Interest Charges:
  Interest on long-term debt..........................       79,054         87,168
  Other interest......................................        1,481          2,939
  Allowance for borrowed funds used during
     construction.....................................         (821)          (733)
  Deferred nuclear plants return--borrowed funds......      (11,832)       (15,061)
                                                       -------------  -------------
        Interest charges, net.........................       67,882         74,313
                                                       -------------  -------------
        Income before cumulative effect of
          accounting change...........................      106,485         72,887
Cumulative effect of accounting change (Note 2)<F2>...         -            51,681
                                                       -------------  -------------
        Income before Preferred Dividends
            of Subsidiaries...........................      106,485        124,568
Preferred Dividends of Subsidiaries...................       10,597         12,121
                                                       -------------  -------------
Earnings For Common Shares............................ $     95,888   $    112,447
                                                       =============  =============

Earnings Per Common Share:
  Before cumulative effect of accounting change....... $       0.77   $       0.49
  Cumulative effect of accounting change (Note 2).....          -             0.42
                                                       -------------  -------------
Total Earnings Per Common Share....................... $       0.77   $       0.91
                                                       =============  =============

Common Shares Outstanding (average)...................  124,374,142    123,617,142
                                                       =============  =============



See accompanying notes to consolidated financial statements.

   NORTHEAST UTILITIES and SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF CASH FLOWS
              (Unaudited)
                                                                             Three Months Ended
                                                                                 March 31,
                                                                         -----------------------
                                                                            1994        1993
                                                                         ----------  -----------
                                                                          (Thousands of Dollars)
   Cash Flows From Operations:
     Income before preferred dividends................................  $  106,485  $   124,568
     Adjusted for the following:
       Depreciation ..................................................      83,407       83,138
       Deferred income taxes and investment tax credits, net..........      35,873       (4,963)
       Deferred nuclear plants return, net of amortization............      10,494       (1,736)
       Deferred energy costs, net of amortization.....................      (3,477)      63,790
       Amortization of Regulatory Asset-PSNH..........................      22,522       22,647
       Deferred conservation and load-management costs,
         net of amortization..........................................       2,452         (207)
       Other sources of cash..........................................      14,043       59,368
       Other uses of cash.............................................     (34,194)      (2,904)
     Changes in working capital:
       Receivables and accrued utility revenues.......................     (15,754)     (30,872)
       Fuel, materials, and supplies..................................        (505)       6,749
       Accounts payable...............................................     (10,247)     (13,333)
       Accrued taxes..................................................      52,888       (1,721)
       Other working capital (excludes cash)..........................      (3,342)      38,610
                                                                         ----------  -----------
   Net Cash Flows From Operations.....................................     260,645      343,134
                                                                         ----------  -----------
   Cash Flows From Financing Activities:
     Common shares....................................................       3,549        5,012
     Long-term debt...................................................     370,000       60,550
     Net increase (decrease) in short-term debt.......................     (27,500)    (198,510)
     Reacquisitions and retirements of long-term debt
       and preferred stock............................................    (478,566)     (55,521)
     Cash dividends on preferred stock................................     (10,597)     (12,121)
     Cash dividends on common shares..................................     (54,725)     (53,868)
                                                                         ----------  -----------
   Net cash flows used for financing activities.......................    (197,839)    (254,458)
                                                                         ----------  -----------
   Investment Activities:
     Investments in plant:
       Electric utility plant.........................................     (61,401)     (54,572)
       Nuclear fuel...................................................      11,137      (12,786)
                                                                         ----------  -----------
     Net cash flows used for investments in plant.....................     (50,264)     (67,358)
     Other investment activities, net ................................     (10,264)      (8,789)
                                                                         ----------  -----------
   Net cash flows used for investments................................     (60,528)     (76,147)
                                                                         ----------  -----------
   Net Increase In Cash for the Period................................       2,278       12,529
   Cash, temp. investments, and special deposits-beginning of period..      32,008       45,646
                                                                         ----------  -----------
   Cash, temp. investments, and special deposits-end of period........  $   34,286  $    58,175
                                                                         ==========  ===========

   See accompanying notes to consolidated financial statements.

                   NORTHEAST UTILITIES AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


<F1>1.   General

The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report of Northeast Utilities (the company or NU) on Form 10-K for the year ended December 31, 1993 (1993 Form 10-K). In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1994, the results of operations for the three months ended March 31, 1994 and 1993, and the statements of cash flows for the three months ended March 31, 1994 and 1993. The results of operations for the three months ended March 31, 1994 and 1993 are not necessarily indicative of the results expected for a full year.

Certain amounts in the accompanying consolidated financial statements of the company for the period ended March 31, 1993 have been reclassified to conform with the March 31, 1994 presentation.

<F2>2.  Changes in Accounting Principles

Statement of Financial Accounting Standards No. 115 (SFAS 115): In May 1993, the Financial Accounting Standards Board (FASB) issued SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 addresses the accounting and reporting for certain investments in debt and equity securities, and expands the use of fair value accounting for these securities. SFAS 115 is applicable to NU with respect to its investments in nuclear decommissioning trusts.

SFAS 115 requires investments in decommissioning trusts to be presented at fair value and was adopted by NU on a prospective basis in the first quarter of 1994.

As a result of the adoption of SFAS 115, NU increased its investment in nuclear decommissioning trusts by approximately $9.4 million, with a corresponding offset to the accumulated provision for depreciation. The $9.4 million increase represents the cumulative total gross unrealized holding gains for 1994. There was no increase in funding of the trusts nor any impact on earnings as a result of the adoption of SFAS 115.

Property Taxes: Certain subsidiaries of NU, including The Connecticut Light and Power Company (CL&P) and Western Massachusetts Electric Company (WMEC0), adopted a one-time change in the method of accounting for municipal property tax expense for their Connecticut properties. Most municipalities in Connecticut assess property values as of October 1. Prior to January 1, 1993, the NU system accrued Connecticut property tax expense over the period October 1 through September 30 based on the lien-date method. In the first quarter of 1993, these subsidiaries changed their method of accounting for

Connecticut municipal property taxes to recognize the expense from July 1 through June 30, to match the payments and the services provided by the municipalities. The one-time change increased earnings for common shares and earnings per common share by approximately $51.7 million and $0.42, respectively, in 1993.

<F3>3.   Capitalization

On February 17, 1994, CL&P issued $140 million of First and Refunding Mortgage Bonds, 1994 Series A and $140 million of First and Refunding Mortgage Bonds, 1994 Series B. The 1994 Series A Bonds bear interest at an annual rate of 5-1/2 percent, and will mature on February 1, 1999. The 1994 Series B Bonds bear interest at an annual rate of 6-1/8 percent, and will mature on February 1, 2004.

The net proceeds from the issuance and sale of 1994 Series A Bonds and 1994 Series B Bonds, together with proceeds from the issuance of short-term debt, were used to redeem at their general redemption prices the following outstanding CL&P First Mortgage Bonds on March 22, 1994: the 4-1/2 percent Series 1964 ($12 million), the 5-5/8 percent Series 1967 ($20 million), the 6-1/2 percent Series 1968 ($10 million), the 7-1/8 percent Series 1968 ($25 million), the 7-5/8 percent Series 1971 ($30 million), the 7-1/2 percent Series 1972 ($35 million), the 7-1/2 percent Series 1973 ($40 million), the 6 percent Series S ($30 million), the 6-7/8 percent Series U ($40 million), the 7-3/8 percent Series X ($30 million), and the 7-5/8 percent Series Z ($50 million).

On March 22, 1994, WMECO issued $40 million of First Mortgage Bonds, Series X and $50 million of First Mortgage Bonds, Series Y. The Series X Bonds bear interest at an annual rate of 6-1/4 percent, and will mature on March 1, 1999. The Series Y Bonds bear interest at an annual rate of 7-3/4 percent, and will mature on March 1, 2024.

The net proceeds from the issuance and sale of Series X and Series Y bonds, together with the proceeds from the issuance of short-term debt, were used to redeem at their general redemption prices, the following outstanding WMECO First Mortgage Bonds on April 4, 1994: The 7-3/8 percent Series H ($15 million), the 7-3/4 percent Series J ($30 million), the 9-3/4 percent Series R ($24.75 million), and the 10-1/8 percent Series T (approximately $33.8 million).

<F4>4.  Commitments and Contingencies

Construction Program: For information regarding the NU system's construction program, see the Notes to Consolidated Financial Statements in NU's 1993 Form 10-K.

Nuclear Performance: For information regarding nuclear performance and the recovery of replacement power costs, see Management's Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-Q and the Notes to Consolidated Financial Statements in NU's 1993 Form 10-K.

PSNH Rate Agreement: For information regarding the PSNH Rate Agreement, see the Notes to Consolidated Financial Statements in NU's 1993 Form 10-K.

Environmental Matters: For information regarding Environmental Matters, see the Notes to Consolidated Financial Statements in NU's 1993 Form 10-K.

Nuclear Insurance Contingencies: For information regarding Nuclear Insurance Contingencies, see the Notes to Consolidated Financial Statements in NU's 1993 Form 10-K.

Financing Arrangements for the Regional Nuclear Generating Companies: For information regarding Financing Arrangements for the Regional Nuclear Generating Companies, see the Notes to Consolidated Financial Statements in NU's 1993 Form 10-K.

Purchased Power Arrangements: For information regarding Purchased Power Arrangements, see Part II, Item 1 - Legal Proceedings in this Form 10-Q and the Notes to Consolidated Financial Statements in NU's 1993 Form 10-K.

Hydro-Quebec: For information regarding Hydro-Quebec, see the Notes to Consolidated Financial Statements in NU's 1993 Form 10-K.

Great Bay Power Corporation (GBPC):   For information regarding GBPC, see the
Notes to Consolidated Financial Statements in NU's 1993 Form 10-K.

Property Taxes: For information regarding Property Taxes, see the Notes to Consolidated Financial Statements in NU's 1993 Form 10-K.

                 Report of Independent Public Accountants
                 ----------------------------------------


To Northeast Utilities:

We have reviewed the accompanying consolidated balance sheet of Northeast Utilities (a Massachusetts trust) and subsidiaries as of March 31, 1994, and the related consolidated statements of income for the three-month periods ended March 31, 1994 and 1993, and the consolidated statements of cash flows for the three-month periods ended March 31, 1994 and 1993. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN & CO.

Arthur Andersen & Co.



Hartford, Connecticut
May 6, 1994

                    NORTHEAST UTILITIES AND SUBSIDIARIES

              Management's Discussion and Analysis of Financial
                   Condition and Results of Operations


This section contains management's assessment of Northeast Utilities' (NU or the company)financial condition and the principal factors having an impact on the results of operations. This discussion should be read in conjunction with the company's consolidated financial statements and footnotes and the 1993 Form 10-K.

FINANCIAL CONDITION

Overview

The company's earnings decreased to $0.77 per common share for the three months ended March 31, 1994, from $0.91 for the same period in 1993. The 1993 earnings reflect the cumulative effect of a change in accounting for Connecticut municipal property taxes. Certain subsidiaries of NU adopted a one-time change in the method of accounting for Connecticut municipal property tax expense in the first quarter of 1993. This change resulted in a one-time contribution to earnings of $51.7 million or $0.42 per common share.

Earnings per common share before the cumulative effect of the change in accounting for property taxes were $0.49 in 1993. The increase in earnings from 1993, excluding the one-time accounting change, is primarily attributable to higher retail sales in 1994 due primarily to a cold winter, increased revenues from mid-1993 rate increases in NU subsidiaries' retail jurisdictions, lower operation and maintenance expenses, and lower interest costs. These increases were partially offset by lower 1994 revenues from sales to other utilities.

Accounting Standards

In 1994, the company adopted Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 supersedes or amends other accounting pronouncements related to the accounting for marketable securities. As a result of the adoption of SFAS No. 115, NU increased its investment in nuclear decommissioning trusts by approximately $9.4 million with a corresponding offset to the accumulated provision for depreciation. The increase represents the cumulative unrealized gains on the investments in the nuclear decommissioning trusts. The adoption of SFAS No. 115 has had no impact on net income.

See the "Notes to Consolidated Financial Statements" for additional information on this new accounting standard.

Rate Matters

The ability of a retail customer to select an electricity supplier other than a local electric company and then force the local electric utility to transmit the power to the customer's site is known as

"retail wheeling." While wholesale wheeling is mandated by the Energy Policy Act of 1992 under certain circumstances, retail wheeling is generally not required in any of the NU system's jurisdictions. Retail wheeling is, however, being investigated in some of the NU system's jurisdictions.

The Connecticut Department of Public Utility Control (DPUC) has established a docket which is investigating whether retail wheeling should be permitted in Connecticut. The DPUC docket is intended as a follow-up and an update to a 1987 report by the DPUC to the Legislature, which concluded that retail wheeling was not in the best interest of Connecticut at that time. A draft decision is scheduled for June 1994.

In Massachusetts, bills being reviewed by the legislative committees would permit limited retail wheeling in economically distressed areas and to municipal and state-owned facilities as well as increased opportunities for self-generation. In New Hampshire, there have been no legislative proposals on retail wheeling to date. An existing New Hampshire statute currently allows "limited electrical producers" (i.e., up to five megawatts in size), to sell output to as many as three retail customers.

Connecticut

The Connecticut Light and Power Company (CL&P) has a mechanism that has been in operation since 1979 that was designed to recover or to refund certain fuel costs if the nuclear units do not operate at a predetermined capacity factor (the Generation Utilization Adjustment Clause (GUAC)). In January 1994, the DPUC issued a decision ordering CL&P not to include a GUAC amount in customers' bills through August 1994. The DPUC found that CL&P overrecovered its fuel costs during the 1992-1993 GUAC period and offset the amount of the overrecovery against the unrecovered GUAC balance. The effect of the order was a disallowance of $7.9 million. The DPUC further ordered that any GUAC deferred charges subsequent to July 1993 will be offset by any fuel overrecoveries. The DPUC's decision creates some uncertainty about the future operation of the GUAC. CL&P has requested further clarification of the decision and has appealed it in court. CL&P does not expect that the decision will have a material adverse effect on future results of operations.

Outages that occurred over the period October 1990 through February 1992 at the Millstone nuclear units have been the subject of five ongoing prudence reviews in Connecticut. CL&P has received final decisions from the DPUC on four of the reviews. The Connecticut Office of Consumer Counsel (OCC) has appealed decisions favorable to the company in two dockets. The exposure under these two dockets is approximately $66 million. The DPUC has suspended a third docket, pending the outcome of one of the appeals. The exposure under this docket is $26 million. An additional nuclear outage prudence docket before the DPUC is the docket established to review the 1992 outage at Millstone 2 to replace the steam generators. CL&P has requested the DPUC to terminate the docket without hearing for the reason that no party has claimed that CL&P acted imprudently. Management believes that its actions with respect to all of these outages have been prudent, and it does not expect the outcome of the prudence reviews to result in material disallowances.

In December 1993, CL&P filed a proposed settlement for the conservation adjustment mechanism with the DPUC. The settlement proposed 1994 conservation and load management (C&LM) expenditures of $39 million, reduction in the recovery period from 8 to 3.85 years and other changes in program designs, performance incentives, and cost recovery. CL&P also requested an additional $1 million for state-mandated program for state buildings. The DPUC has issued a draft decision which accepts CL&P's proposed accelerated recovery period for 1994 programs. Unrecovered C&LM costs at March 31, 1994 were $109.0 million.

New Hampshire

Public Service Company of New Hampshire's (PSNH) rates are determined under a rate agreement executed by the Governor and the Attorney General of New Hampshire in 1989 and subsequently approved by the New Hampshire Public Utilities Commission (NHPUC) (the Rate Agreement). The Rate Agreement sets out a comprehensive plan of rates for PSNH, providing for seven base rate increases of 5.5 percent per year (the fixed-rate period) and a comprehensive fuel and purchased power adjustment clause (FPPAC). The base rate increases are effective annually on each June 1. The fifth base rate increase will go into effect on June 1, 1994. On March 15, 1994, PSNH filed testimony and exhibits in support of a FPPAC rate increase over the current effective rate. The FPPAC rate is slightly higher due to an unplanned January 1994 outage at Seabrook. The proposed FPPAC rate, when combined with the June 1 scheduled base rate increase, will limit the total rate change to 5.5 percent when compared to PSNH's current rate level. Hearings on a proposed FPPAC rate will be held in May 1994.

The costs associated with purchases from certain independent-power producers
(IPPs) over the level assumed in the Rate Agreement are deferred and recovered over ten-year periods through the FPPAC. At March 31, 1994, IPP deferrals which are included in recoverable energy costs, net on the balance sheets, are approximately $114.5 million. Most of these purchases are under long-term rate orders (20-30 years) at prices significantly higher than PSNH's current or projected avoided costs. PSNH has been attempting to renegotiate these rate orders and must report to the NHPUC on the results of the negotiations.

On May 6, 1994, PSNH filed agreements reached with two of the eight wood-fired IPPs with the NHPUC, which call for PSNH to pay the IPPs a total of $41.5 million. In return, PSNH would no longer be required to buy power from the two IPPs, and the IPPs are barred from providing service to any customers currently on the PSNH or NU initial systems. If approved by the NHPUC, the agreements will provide benefits to ratepayers over the terms of the IPP rate orders. Hearings on these proposed agreements are scheduled for early August. Management expects to recover any payments from customers.

On April 19, 1994, the NHPUC approved agreements that PSNH negotiated with five hydro-electric IPPs. PSNH and the owners of the five hydro plants filed the negotiated settlements with the NHPUC in November 1993. The settlements establish new rate terms effective January 1993, representing significant savings to PSNH for the power that it buys from the plants. Each of the hydro projects will continue to operate and deliver power solely to PSNH.
The initial annual savings to PSNH as a result of the rate reductions are estimated to be $1.4 million.

See Part II - Other Information, Item 1. Legal Proceedings, for further information on these new purchase power agreements.

As prescribed by the Rate Agreement, NAEC is phasing in its $700 million initial investment in Seabrook 1. As of March 31, 1994, NAEC has included in rates $385 million of its Seabrook investment. The remaining investment ($315 million) will be phased into rates over the next three years beginning May 1994. The deferred return associated with the amount of investment that has not been included in rates is $149.1 million through March 31, 1994, including $50.9 million which is recorded as utility plant. This amount and the additional deferred amounts associated with the remaining phase-in will be recovered from PSNH over the period May 1997 through 2001.

Massachusetts

On May 5, 1994, WMECO and the Attorney General of the Commonwealth of Massachusetts signed a settlement agreement (the agreement). Under the agreement, which is subject to the approval of the Department of Public Utilities (DPU), WMECO's customers will receive a base rate reduction of $8.0 million annually for a 20-month period effective June 1, 1994, and a guarantee of no general base rate increases before February 1996. This agreement, if approved, settles a number of outstanding issues including termination, without findings, of all performance review proceedings regarding the treatment of replacement power costs incurred by WMECO during outages at Millstone nuclear units from mid-1987 through mid-1993. In addition, under the agreement, large-use customers (1,000 kWhs or more of demand) will be offered discounts on their electric bills in return for providing WMECO with five years' notice of any plans to self-generate or purchase electricity from a different provider. The combined base rate reduction and service extension discounts will total five percent for those larger customers. The agreement is not expected to have a significant adverse impact on WMECO's 1994 earnings.

WMECO has a conservation charge (CC) in effect to recover the cost of C&LM programs above or below the base rate recovery levels. WMECO filed a new CC in February 1994. On March 1, 1994, the DPU approved the new CC effective immediately. WMECO expects to spend about $14 million in 1994 on C&LM programs.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operations decreased $82.5 million for the first three months of 1994, compared with the same period in 1993, primarily due to decreased revenues from replacement power costs under the GUAC. Cash used for financing activities was $56.6 million lower in 1994, as compared with 1993, primarily due to lower repayment of short-term debt, partially offset by the higher reacquisitions and retirements of long-term debt due to refinancing activities. Cash used for investments was $15.6 million lower in 1994, as compared with 1993, primarily due to nuclear fuel purchases in December 1993 that were transferred to the nuclear fuel trust in January 1994 partially offset by higher construction expenditures.

On March 22, 1994, WMECO issued two new First Mortgage Bonds, the $40 million 1994 Series X Bonds and the $50 million 1994 Series Y Bonds, at annual interest rates of 6-1/4 percent and 7-3/4 percent, respectively. The Series X Bonds will mature on March 1, 1999 and the Series Y Bonds will mature on March 1, 2024. Proceeds from these issues, together with proceeds from short-term debt, were used to redeem approximately $104 million of outstanding First Mortgage Bonds with interest rates ranging from 7-3/8 percent to 10-1/4 percent. Savings from the refinancings are estimated to be approximately $2.4 million per year in reduced interest.

The NU system's construction program expenditures, including allowance for funds used during construction (AFUDC), amounted to $48.4 million for the first three months of 1994 as compared to $54.7 million during the same period in 1993. The construction program's main focus is maintaining and upgrading the existing transmission and distribution system as well as nuclear and fossil-generating facilities. The company does not foresee the need for new major generating facilities at least until the year 2007.

RESULTS OF OPERATIONS

Comparison of the First Quarter of 1994 with the First Quarter of 1993
- - ----------------------------------------------------------------------

Operating revenues increased $8.0 million in the first quarter of 1994 compared with the same period in 1993. The components of the change in operating revenues are as follows:

Changes in Operating Revenues                     Increase/(Decrease)
- - -----------------------------                     -------------------
                                                      (Millions of Dollars)

Regulatory decisions                                      $21.7
Fuel, purchased power, and FPPAC cost recoveries          (10.5)
Sales volume                                               25.9
Other revenues                                            (29.1)
                                                          -----
Total revenue change                                      $ 8.0
                                                          =====

Revenues related to regulatory decisions increased primarily because of retail rate increases for CL&P and WMECO in July 1993 and the June 1993 retail rate increase for PSNH. Fuel, purchased power and FPPAC cost recoveries decreased in the first quarter of 1994 primarily due to lower GUAC recoveries. Sales volume revenue increased primarily as a result of higher retail sales in 1994. Retail sales increased 7.1 percent for the first quarter of 1994 compared to 1993 because the first quarter of 1994 was much colder. Other revenues decreased primarily because of lower 1994 sales to other utilities.

Fuel, purchased, and net interchange power expense decreased $48.5 million in 1994, as compared to 1993, primarily because of previously deferred replacement power costs that were determined to be not recoverable in 1993 as a result of regulatory reviews in Connecticut, and the timing in the recognition of fuel expenses under the provisions of CL&P's GUAC mechanism, partially offset by a higher level of energy purchases from other utilities.

Other operation and maintenance expenses decreased $2.5 million in 1994, as compared to 1993, primarily due to the establishment of a reserve for obsolete inventory in 1993, lower 1994 costs for inspection and overhauls at various fossil generating units and lower 1994 payroll and benefit costs, partially offset by higher 1994 costs for nuclear outages.

Amortization of regulatory assets, net decreased $6.6 million in 1994, as compared to 1993, primarily because of the amortization in 1994 of PSNH's regulatory liability for net operating losses, lower 1994 expenses associated with the recovery of Hydro-Quebec support payments, partially offset by the amortization in 1994 of costs paid by CL&P to the developers of two wood-to-energy plants beginning in July 1993 and higher 1994 amortization of Millstone 3 and Seabrook 1 phase-in costs.

Deferred nuclear plants return decreased $6.8 million in 1994, as compared to 1993, primarily because additional Millstone 3 investment was phased into rates on January 1, 1994.

Interest on long-term debt decreased $9.6 million in 1994, as compared to 1993, primarily because of lower average interest rates as a result of the company's refinancing activities.

Federal and state income taxes increased $31.7 million in 1994 as compared to 1993, primarily because of higher book taxable income.

The cumulative effect of the accounting change of $51.7 million in 1993 represents the one-time change in the method of accounting for Connecticut municipal property tax expense recognized in the first quarter of 1993.

                           PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

        1.   On April 19, 1994, the New Hampshire Public Utilities
Commission (NHPUC) approved new purchase power agreements with five hydroelectric small power producers (SPPs). These five SPPs, along with eight wood-fired SPPs, were identified in the Rate Agreement as having high cost rate orders, which PSNH was to make its best efforts to renegotiate.
The NHPUC found the new purchase power agreements to be in the public interest under the special legislation that approved the Rate Agreement. The NHPUC also found that the agreements furthered the interests of a diversified generating mix under the New Hampshire Limited Electric Energy Producers Act and conformed to least cost planning principles.

             The NHPUC deferred action on whether PSNH had exercised its best efforts to renegotiate the rate orders as that issue was not tried at the hearing. The NHPUC also deferred the issue of how the savings from reduced purchased power costs would be treated. Unless otherwise ordered, PSNH will flow these savings through the fuel and purchase power adjustment clause to its customers.

             These agreements are effective retroactively to January 1993. Management anticipates that the initial decrease in payments to these SPPs during a year with normal water flow will average approximately 14 percent or $1.4 million per year. The hydro producers will now receive minimum payments equal to 85 percent of what would be paid in an average water flow year in years when river flows are low. The agreements also extend the terms of the power purchases for an average of five years beyond the terms of the existing rate orders. The first of these new purchase power agreements will expire in 2022.

        2.   On September 30, 1993, 29 participants in the New England
Power Pool (NEPOOL) (including the NU system operating companies) filed the 30th Amendment to the NEPOOL Agreement (Amendment) at the Federal Energy Regulatory Commission (FERC). The Amendment establishes a minimum size for generating units to be considered for designation as "Pool-Planned Units." Such designation entitles the owners of an interest in a unit to have their shares of the output of the unit transmitted to them under a transmission rate that is generally more favorable than the rates that would be available in the absence of such a designation. Massachusetts Municipal Wholesale Electric Company and several other municipal electric utilities moved to intervene and protest the Amendment, claiming that it discriminates against transmission dependent utilities.

               On April 11, 1994, the FERC issued an Order setting the Amendment for a "paper hearing" in May 1994. FERC intends to address whether the Amendment eliminates transmission access and the discounted rates for Pool-Planned Units. FERC has also broadened the proceeding to consider whether NEPOOL's activities in this are consistent with the standards of the Federal Power Act.

Item 5.   Other Information

          1. Massachusetts law establishes an annual performance program for utilities related to fuel procurement and use, and requires the DPU to review a utility's generating unit performance and related fuel costs if that utility fails to meet the goals set for it. The reviews of WMECO's annual generating unit performance for the program years between June 1987 and May 1993 are pending either completion of investigations or issuance of decisions by the DPU. On May 5, WMECO and the Massachusetts Attorney General filed a settlement with the DPU that would, if approved, terminate those pending performance review proceedings for the years between June 1987 and May 1993. Also, the settlement provides, among other things, that: (1) WMECO will reduce its customers' overall bills by approximately $13.3 million over the 20-month period June 1, 1994 to January 31, 1996; (2) WMECO will not file for increased base rates effective before February 1, 1996; (3) WMECO will amortize post-retirement benefits other than pensions costs over a three-year period starting July 1, 1994; and (4) WMECO will offer a 5 percent rate reduction to its largest customers who agree not to self-generate or take electricity from another provider for five years.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Listing of Exhibits:

             Exhibit
               Number         Description
             -------        -----------

                 15         Letter regarding unaudited financial
                            information

        (b)  Reports on Form 8-K:

             No reports on Form 8-K have been filed during this
               reporting period.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                           NORTHEAST UTILITIES
                                           -------------------
                                              Registrant





Date      May 9, 1994       By  /s/ Bernard M. Fox
      --------------------        -----------------------------
                                      Bernard M. Fox
                                      President and Chief
                                    Executive Officer




Date      May 9, 1994        By  /s/ John W. Noyes
      --------------------       -----------------------------
                                     John W. Noyes
                                     Vice President and
                                     Controller