Form 10-Q
period 1994-06-30
NORTHEAST UTILITIES
filed 1994-08-12
CIK 72741

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549-1004

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1994
                                             -------------
                                    OR
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

174 BRUSH HILL AVENUE, WEST SPRINGFIELD, MASSACHUSETTS (01090-0010)
- -------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


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

                             Yes  X        No
                                 ___           ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                    Outstanding at July 29, 1994
                 -----                    ----------------------------
     Common Shares, $5.00 par value            124,660,170 shares



                   NORTHEAST UTILITIES AND SUBSIDIARIES


                             TABLE OF CONTENTS



                                                            Page No.
                                                            --------


Part I.   Financial Information

     Item 1.   Financial Statements

          Consolidated Balance Sheets - June 30, 1994
          and December 31, 1993                                 2

          Consolidated Statements of Income - Three
          and Six Months Ended June 30, 1994 and 1993           4

          Consolidated Statements of Cash Flows -
          Six Months Ended June 30, 1994 and 1993               5

          Notes to Consolidated Financial Statements            6

          Report of Independent Public Accountants              9

     Item 2.   Management's Discussion and Analysis            10
               of Financial Condition and Results
               of Operations

Part II.  Other Information

     Item 1.   Legal Proceedings                               18

     Item 4.   Submission of Matters to a Vote of
               Security Holders                                20

     Item 5.   Other Information                               21

     Item 6.   Exhibits and Reports on Form 8-K                22

Signatures                                                     23


















                                  PART I.  FINANCIAL INFORMATION

NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                              June 30,      December 31,
                                                                1994            1993
                                                           -------------   -------------
                                                               (Thousands of Dollars)
ASSETS
- ------

Utility Plant, at original cost:
  Electric................................................ $  9,239,712    $  9,119,285
  Other...................................................      152,984         146,228
                                                           -------------   -------------
                                                              9,392,696       9,265,513
     Less: Accumulated provision for depreciation.........    3,163,003       3,021,987
                                                           -------------   -------------
                                                              6,229,693       6,243,526
  Construction work in progress...........................      180,211         208,084
  Nuclear fuel, net.......................................      222,705         218,051
                                                           -------------   -------------
      Total net utility plant.............................    6,632,609       6,669,661
                                                           -------------   -------------
Other Property and Investments:
  Nuclear decommissioning trusts, at market (Note 2)<F2>..      229,307         206,179
  Investments in regional nuclear generating
   companies, at equity...................................       81,856          81,029
  Investments in transmission companies, at equity........       26,057          26,536
  Other, at cost..........................................       35,164          36,882
                                                           -------------   -------------
                                                                372,384         350,626
                                                           -------------   -------------
Current Assets:
  Cash and special deposits...............................       30,456          32,008
  Receivables, net........................................      348,894         357,449
  Accrued utility revenues................................      134,462         150,794
  Fuel, materials, and supplies, at average cost..........      200,216         194,968
  Recoverable energy costs, net--current portion..........       21,041             667
  Prepayments and other...................................       44,802          34,611
                                                           -------------   -------------
                                                                779,871         770,497
                                                           -------------   -------------
Deferred Charges:
  Regulatory asset--income taxes, net.....................    1,160,810       1,183,716
  Regulatory asset--PSNH..................................      724,453         769,498
  Deferred costs--nuclear plants..........................      271,099         294,004
  Unrecovered contract obligation--YAEC...................      119,882         132,826
  Recoverable energy costs, net...........................      166,048         148,789
  Deferred conservation and load-management costs.........      107,755         111,442
  Deferred DOE assessment.................................       50,433          53,476
  Amortizable property investments........................       27,383          34,229
  Unamortized debt expense................................       35,581          37,444
  Other...................................................      129,408         111,956
                                                           -------------   -------------
                                                              2,792,852       2,877,380
                                                           -------------   -------------


      Total Assets........................................ $ 10,577,716    $ 10,668,164
                                                           =============   =============

See accompanying notes to consolidated financial statements.
























NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                              June 30,      December 31,
                                                                1994            1993
                                                           -------------   -------------
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
- ------------------------------

Capitalization:
  Common shareholders' equity:
     Common shares, $5 par value--authorized
     225,000,000 shares; 134,209,679 shares issued and
     124,660,174 shares outstanding in 1994  and
     134,207,025 shares issued and 124,326,836 shares
     outstanding in 1993.................................. $    671,048    $    671,035
  Capital surplus, paid in................................      903,137         901,740
  Deferred benefit plan - employee stock
      ownership plan......................................     (221,047)       (228,205)
  Retained earnings.......................................      927,032         879,518
                                                           -------------   -------------
           Total common shareholders' equity..............    2,280,170       2,224,088
  Preferred stock not subject to mandatory redemption.....      239,700         239,700
  Preferred stock subject to mandatory redemption.........      379,000         380,500
  Long-term debt..........................................    3,910,661       4,045,468
                                                           -------------   -------------
           Total capitalization...........................    6,809,531       6,889,756
                                                           -------------   -------------
Obligations Under Capital Leases..........................      179,224         171,004
                                                           -------------   -------------
Current Liabilities:
  Notes payable to banks..................................      233,000         173,500
  Commercial paper........................................       69,500            -
  Long-term debt and preferred stock--current
   portion................................................      284,027         420,142
  Obligations under capital leases--current
   portion................................................       72,388          72,756
  Accounts payable........................................      205,445         229,118
  Accrued taxes...........................................       57,696          40,501
  Accrued interest........................................       68,435          69,682
  Accrued pension benefits................................       83,586          82,513
  Other...................................................       80,458          83,853
                                                           -------------    ------------
                                                              1,154,535       1,172,065
                                                           -------------    ------------
Deferred Credits:
  Accumulated deferred income taxes.......................    1,939,156       1,911,981
  Accumulated deferred investment tax credits.............      196,967         201,635
  Deferred contract obligation--YAEC......................      119,882         132,826
  Deferred DOE obligation.................................       39,530          43,034
  Other...................................................      138,891         145,863
                                                           -------------    ------------
                                                              2,434,426       2,435,339
                                                           -------------    ------------

Commitments and Contingencies (Note 5)<F5>

           Total Capitalization and Liabilities........... $ 10,577,716    $ 10,668,164
                                                           =============   =============

See accompanying notes to consolidated financial statements.


























NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
           (Unaudited)

                                                 Three Months Ended           Six Months Ended
                                                      June 30,                    June 30,
                                             --------------------------- ---------------------------
                                                  1994          1993          1994          1993
                                             ------------- ------------- ------------- -------------
                                                 (Thousands of Dollars, except share information)

Operating Revenues.......................... $    854,627  $    853,769  $  1,820,801  $  1,811,961
                                             ------------- ------------- ------------- -------------
Operating Expenses:
 Operation --
  Fuel, purchased and net interchange power.      182,194       223,937       407,768       498,044
  Other.....................................      220,021       231,172       440,195       460,516
 Maintenance................................       76,957        66,887       145,591       128,889
 Depreciation...............................       80,375        79,760       163,782       160,632
 Amortization of regulatory assets, net.....       51,107        56,531       101,838       113,906
 Federal and state income taxes.............       60,380        43,718       151,365       108,551
 Taxes other than income taxes..............       59,905        62,254       127,015       126,834
                                             ------------- ------------- ------------- -------------
        Total operating expenses............      730,939       764,259     1,537,554     1,597,372
                                             ------------- ------------- ------------- -------------
Operating Income............................      123,688        89,510       283,247       214,589
                                             ------------- ------------- ------------- -------------

Other Income:
  Deferred nuclear plants return--other
    funds...................................        6,936        10,328        13,994        20,973
  Equity in earnings of regional nuclear
    generating and transmission companies...        3,743         2,817         7,107         6,082
  Other, net................................        3,993        (8,481)        6,684        (7,546)
  Income taxes--credit......................        1,786         6,527         3,481        13,803
                                             ------------- ------------- ------------- -------------
        Other income, net...................       16,458        11,191        31,266        33,312
                                             ------------- ------------- ------------- -------------
        Income before interest charges......      140,146       100,701       314,513       247,901
                                             ------------- ------------- ------------- -------------

Interest Charges:
  Interest on long-term debt................       77,779        81,761       156,833       168,929
  Other interest............................        2,408         5,757         3,068         7,963
  Deferred nuclear plants return--borrowed
     funds..................................      (11,984)      (13,624)      (23,816)      (28,685)
                                             ------------- ------------- ------------- -------------
        Interest charges, net...............       68,203        73,894       136,085       148,207
                                             ------------- ------------- ------------- -------------

        Income before cumulative effect of
          accounting change.................       71,943        26,807       178,428        99,694
Cumulative effect of accounting change......         -             -             -           51,681
                                             ------------- ------------- ------------- -------------
        Income before Preferred Dividends
            of Subsidiaries.................       71,943        26,807       178,428       151,375
Preferred Dividends of Subsidiaries.........       10,798        12,048        21,395        24,169
                                             ------------- ------------- ------------- -------------
Earnings For Common Shares.................. $     61,145  $     14,759  $    157,033  $    127,206
                                             ============= ============= ============= =============

Earnings Per Common Share:
 Before cumulative effect of accounting
   change................................... $       0.49  $       0.12  $       1.26  $       0.61
 Cumulative effect of accounting change.....          -             -             -            0.42
                                             ------------- ------------- ------------- -------------
Total Earnings Per Common Share............. $       0.49  $       0.12  $       1.26  $       1.03
                                             ============= ============= ============= =============


Common Shares Outstanding (average).........  124,586,316   123,815,586   124,480,229   123,716,364
                                             ============= ============= ============= =============



See accompanying notes to consolidated financial statements.












   NORTHEAST UTILITIES and SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF CASH FLOWS
              (Unaudited)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                         -----------------------
                                                                            1994        1993
                                                                         ----------  -----------
                                                                          (Thousands of Dollars)
   Cash Flows From Operations:
     Income before preferred dividends................................  $  178,428  $   151,375
     Adjusted for the following:
       Depreciation ..................................................     163,782      160,632
       Deferred income taxes and investment tax credits, net..........      69,685       (3,953)
       Deferred nuclear plants return, net of amortization............      20,937        5,330
       Deferred energy costs, net of amortization.....................     (37,633)      98,722
       Amortization of regulatory asset-PSNH..........................      45,045       45,294
       Deferred conservation and load-management costs,
         net of amortization..........................................       3,687       (2,402)
       Other sources of cash..........................................      11,699       97,531
       Other uses of cash.............................................     (54,920)     (24,903)
     Changes in working capital:
       Receivables and accrued utility revenues.......................      24,887        8,027
       Fuel, materials, and supplies..................................      (5,248)       3,152
       Accounts payable...............................................     (23,673)     (20,129)
       Accrued taxes..................................................      17,195      (49,437)
       Other working capital (excludes cash)..........................     (13,760)       9,287
                                                                         ----------  -----------
   Net cash flows from operations.....................................     400,111      478,526
                                                                         ----------  -----------
   Cash Flows Used For Financing Activities:
     Common shares....................................................       7,230        9,183
     Long-term debt...................................................     485,000       60,550
     Net increase (decrease) in short-term debt.......................     129,000       (5,740)
     Reacquisitions and retirements of long-term debt
       and preferred stock............................................    (759,073)    (304,034)
     Cash dividends on preferred stock................................     (21,394)     (24,169)
     Cash dividends on common shares..................................    (109,519)    (107,867)
                                                                         ----------  -----------
   Net cash flows used for financing activities.......................    (268,756)    (372,077)
                                                                         ----------  -----------
   Investment Activities:
     Investments in plant:
       Electric utility plant.........................................    (123,721)    (105,053)
       Nuclear fuel...................................................       8,816       (4,313)
                                                                         ----------  -----------
     Net cash flows used for investments in plant.....................    (114,905)    (109,366)
     Other investment activities, net ................................     (18,002)      (9,787)
                                                                         ----------  -----------
   Net cash flows used for investments................................    (132,907)    (119,153)
                                                                         ----------  -----------
   Net Decrease In Cash for the Period................................      (1,552)     (12,704)
   Cash, temp. investments, and special deposits-beginning of period..      32,008       45,646
                                                                         ----------  -----------
   Cash, temp. investments, and special deposits-end of period........  $   30,456  $    32,942
                                                                         ==========  ===========

   See accompanying notes to consolidated financial statements.
































                   NORTHEAST UTILITIES AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


<F1>1.   General

The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report of Northeast Utilities (the company or NU) on Form 10-K for the year ended December 31, 1993 (1993 Form 10-K). In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1994, the results of operations for the three and six months ended June 30, 1994 and 1993, and the statements of cash flows for the six months ended June 30, 1994 and 1993. The results of operations for the three and six months ended June 30, 1994 and 1993 are not necessarily indicative of the results expected for a full year.

Certain amounts in the accompanying consolidated financial statements of the company for the period ended June 30, 1993 have been reclassified to conform with the June 30, 1994 presentation.

<F2>2.   Changes in Accounting Principles

Statement of Financial Accounting Standards No. 115 (SFAS 115): In May 1993, the Financial Accounting Standards Board issued SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 addresses the accounting and reporting for certain investments in debt and equity securities, and expands the use of fair value accounting for these securities. SFAS 115 is applicable to NU with respect to its investments in nuclear decommissioning trusts.

SFAS 115 requires investments in decommissioning trusts to be presented at fair value and was adopted by NU on a prospective basis in the first quarter of 1994.

As a result of the adoption of SFAS 115, NU increased its investment in nuclear decommissioning trusts by approximately $3.5 million as of June 30, 1994, with a corresponding offset to the accumulated provision for depreciation. The $3.5 million increase represents cumulative gross unrealized holding gains of $9.4 million, offset by cumulative gross unrealized holding losses of $5.9 million. There was no increase in funding of the trusts nor any impact on earnings as a result of the adoption of SFAS 115.

<F3>3.   Capitalization

On June 1, 1994, The Connecticut Light and Power Company (CL&P), a wholly-owned subsidiary of NU, issued $115 million of First and Refunding Mortgage Bonds, 1994 Series C. The 1994 Series C Bonds bear interest at an annual rate of 8-1/2 percent, and will mature on June 1, 2024.

The net proceeds from the issuance and sale of 1994 Series C Bonds, together with the proceeds from the issuance of short-term debt, were used to retire $60.6 million principal amount of the 9-1/2 percent Series RR Bonds (Series RR) reacquired in open market purchases, redeem $14.2 million at par of Series RR through sinking- and improvement-fund requirements, and retire $40.3 million principal amount of 9-3/8 percent Series SS Bonds (Series SS), reacquired in open market purchases.

On June 13 and June 15, 1994, CL&P extinguished its obligations with respect to approximately $35 million principal amount of remaining obligations on Series SS by depositing funds into an irrevocable trust. Therefore, under the terms of the CL&P Bond Indenture, Series SS is no longer considered an outstanding obligation of CL&P.

<F4>4.   Short-Term Debt

On May 11, 1994, Public Service Company of New Hampshire (PSNH), a wholly-owned subsidiary of NU, extended through May 31, 1996 its $125 million revolving credit facility (the facility), which was scheduled to terminate on May 14, 1994. The original three-year facility was established when PSNH emerged from bankruptcy in May 1991. PSNH will use the facility as an external funding source for general borrowing purposes. For further information regarding Short-Term Debt, see the Notes to Consolidated Financial Statements in NU's 1993 Form 10-K.

<F5>5.   Commitments and Contingencies

Construction Program:  For information regarding the Construction
Program, see the Notes to Consolidated Financial Statements in NU's 1993 Form 10-K.

Nuclear Performance: For information regarding the termination of the Millstone 2 steam generator replacement project by the Connecticut Department of Public Utility Control, see Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q and NU's March 1994 Form 10-Q.

For information regarding the settlement agreement, approved by the Massachusetts Department of Public Utilities, which terminated performance review proceedings related to outages at the Millstone nuclear units, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1-Legal Proceedings in this Form 10-Q and NU's March 1994 Form 10-Q.

For further information regarding Nuclear Performance, see Notes to Consolidated Financial Statements in NU's 1993 Form 10-K.

PSNH Rate Agreement: Effective June 1, 1994, the fifth of seven successive 5.5 percent annual increases went into effect for PSNH's base retail rates. For further information regarding the PSNH Rate Agreement, see Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q and the Notes to Consolidated Financial Statements in NU's 1993 Form 10-K.

Environmental Matters:  For information regarding Environmental
Matters, see Part II, Item 5-Other Information in this Form 10-Q and the Notes to Consolidated Financial Statements in NU's 1993 Form 10-K.

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

Purchased Power Arrangements: For information regarding Purchased Power Arrangements, see Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q, NU's March 31, 1994 Form 10-Q and the Notes to Consolidated Financial Statements in NU's 1993 Form 10-K.

Hydro-Quebec: For information regarding Hydro-Quebec, see the Notes to Consolidated Financial Statements in NU's 1993 Form 10-K.

Great Bay Power Corporation (GBPC):   For information regarding GBPC,
see Part II, Item 1 - Legal Proceedings in this Form 10-Q and the
Notes to Consolidated Financial Statements in NU's 1993 Form 10-K.

Property Taxes: For further information on Property Taxes, see the Notes to Consolidated Financial Statements in NU's 1993 Form 10-K.

<F6>6.   Subsequent Event

On August 2, 1994, the Federal Energy Regulatory Commission (FERC) approved a Bulk Power Supply Service Contract (the contract) between CL&P and Western Massachusetts Electric Company (WMECO), wholly-owned subsidiaries of NU, and the Town of Madison Department of Electric Works (MEW), a former wholesale customer of Central Maine Power Company (CMP). This contract will commence on September 1, 1994 and is expected to generate revenues of approximately $140 million over the nine year and four month contract term.

The FERC has also concurrently approved a settlement agreement between CL&P, WMECO, MEW, and CMP. This settlement agreement resolves all outstanding issues between the parties related to the contract. As part of the settlement agreement, CL&P and WMECO will make settlement payments to CMP of approximately $6.97 million and $1.43 million, respectively, over a seven-year period.




























                 Report of Independent Public Accountants
                 ----------------------------------------


To Northeast Utilities:

We have reviewed the accompanying consolidated balance sheet of Northeast Utilities (a Massachusetts trust) and subsidiaries as of June 30, 1994, and the related consolidated statements of income for the three and six-month periods ended June 30, 1994 and 1993, and the consolidated statements of cash flows for the six-month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the company's management.

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



Hartford, Connecticut
August 4, 1994






















                    NORTHEAST UTILITIES AND SUBSIDIARIES

              Management's Discussion and Analysis of Financial
                   Condition and Results of Operations


This section contains management's assessment of Northeast Utilities' (NU or the company) financial condition and the principal factors having an impact on the results of operations. This discussion should be read in conjunction with the company's consolidated financial statements and footnotes and the 1993 Form 10-K and the First Quarter 1994 Form 10-Q.

FINANCIAL CONDITION

Overview

The company's earnings increased to $1.26 per common share for the six months ended June 30, 1994, from $1.03 for the same period in 1993. The 1993 earnings reflect the cumulative effect of a change in the method of accounting for Connecticut municipal property tax expense adopted by certain subsidiaries of NU in the first quarter of 1993. This change resulted in a one-time contribution to 1993 earnings of approximately $52 million or $0.42 per common share. Earnings per share increased to $0.49 for three months ended June 30, 1994, from $0.12 for the same period in 1993.

The increases in earnings from 1993 for the three- and six-month periods, before the effect of the one-time accounting change, are primarily attributable to higher retail sales resulting from a colder winter and an unusually hot June in 1994 and an improvement in the Connecticut economy, increased revenues from mid-1993 rate increases in NU subsidiaries' retail jurisdictions, lower operation expenses, lower interest costs and disallowances in 1993 resulting from the Connecticut Light and Power Company (CL&P) rate decision. These increases were partially offset by lower 1994 revenues from sales to other utilities and higher maintenance expenses.

Regulatory Matters

The ability of a retail customer to select an electricity supplier other than a local electric company and then use the local electric utility to transmit the power to the customer's site is known as "retail wheeling." While wholesale wheeling is mandated by the Energy Policy Act of 1992 under certain circumstances, retail wheeling is generally not required in any of the NU system's jurisdictions.
Retail wheeling is, however, being investigated in some of the NU system's jurisdictions.

On August 5, 1994, The Connecticut Department of Public Utility Control (DPUC) issued a draft decision in its investigation into whether retail wheeling should be permitted in Connecticut. The DPUC concluded that retail wheeling is not now in the best interest of Connecticut and should not begin at least until the state's utilities need more generating capacity, which for CL&P is in 2007. The draft decision also recognizes that Connecticut's utilities must aggressively plan for increasing competition through continued cost containment and creative rate offerings. The DPUC is scheduled to issue a final decision on September 9, 1994.

In Massachusetts, bills being reviewed by certain legislative committees would permit limited retail wheeling in economically distressed areas and to municipal and state-owned facilities as well as increased opportunities for self-generation. In New Hampshire, there have been no legislative proposals on retail wheeling to date. An existing New Hampshire statute currently allows "limited electrical producers" (i.e., up to five megawatts in size), to sell output to as many as three retail customers. On August 1, 1994, an entity named Freedom Electric Power Company filed an application with the New Hampshire Public Utilities Commission (NHPUC) seeking authorization to provide electric service at the transmission level to selected industrial retail customers, including those of Public Service Company of New Hampshire (PSNH). PSNH believes such arrangements are not permitted under existing law and are not in the public interest. It is not clear how and when the NHPUC will respond to the application.

Connecticut

CL&P has a mechanism that has been in operation since 1979 that was designed to recover or to refund certain fuel costs if the nuclear units do not operate at a predetermined capacity factor (the Generation Utilization Adjustment Clause (GUAC)). In January 1994, the DPUC issued a decision ordering CL&P not to include a GUAC amount in customers' bills through August 1994. The DPUC found that CL&P overrecovered its fuel costs during the 1992-1993 GUAC period and offset a portion of the amount of the overrecovery against the unrecovered GUAC balance. The effect of the order was a disallowance of approximately $8 million which was recognized in 1993. The DPUC further ordered that any GUAC deferred charges subsequent to July 1993 will be offset by any fuel overrecoveries. The DPUC's decision creates some uncertainty about the future operation of the GUAC. CL&P has appealed the decision in court. For the subsequent GUAC period (August 1993-July 1994), there was a balance of approximately $28 million for replacement power costs deferred under the GUAC as of June 30, 1994. CL&P has established a reserve for $8 million in expectation of a similar DPUC decision for the 1993-1994 GUAC period.


In July 1994, the DPUC terminated its investigation of the 1992
Millstone 2 generator replacement project and ruled that there was no evidence of imprudence on the part of CL&P in the failure of the original generators or in the replacement of these generators.

In June 1994, the DPUC approved the CL&P conservation adjustment mechanism settlement which was proposed in December 1993. The settlement approved 1994 conservation and load management (C&LM) expenditures of $39 million, reduction in the recovery period for new expenditures from 8 to 3.85 years and other changes in program design, performance incentives, and cost recovery. An additional 1994 C&LM expenditure of $1 million for state-mandated programs for state buildings was also approved. Unrecovered C&LM costs at June 30, 1994 were approximately $108 million. These costs are being recovered over periods ranging from 3.85 to 8 years.

New Hampshire

PSNH's rates are determined under a rate agreement executed by the Governor and the Attorney General of New Hampshire in 1989 and subsequently approved by the NHPUC (the Rate Agreement). The Rate Agreement sets out a comprehensive plan of rates for PSNH, providing for seven base rate increases of 5.5 percent per year and a comprehensive fuel and purchased power adjustment clause (FPPAC). The base rate increases are effective annually on each June 1. The fifth base rate increase went into effect on June 1, 1994, along with a slightly higher FPPAC rate. The higher FPPAC rate, when combined with the June 1 scheduled base rate increase, limited the total rate change to 5.5 percent when compared to PSNH's current rate level.

PSNH estimates that it will underrecover FPPAC costs for the period ending November 30, 1994 by approximately $15 million as a result of 1994 outages at the Seabrook nuclear unit. PSNH will request recovery of these costs in the next FPPAC filing for rates effective
December 1, 1994.

The costs associated with purchases from certain independent-power producers (IPPs) over the level assumed in the Rate Agreement are deferred and recovered over ten-year periods through the FPPAC. At June 30, 1994, IPP deferrals which are included in recoverable energy costs, net on the balance sheets, were approximately $120 million. Most of these purchases are under long-term rate orders (20-30 years) at prices significantly higher than PSNH's current or projected avoided costs. PSNH has been attempting to renegotiate these rate orders and must report to the NHPUC and a New Hampshire legislative committee on the results of the negotiations.

In May 1994, PSNH filed agreements reached with two of the eight wood-fired IPPs with the NHPUC, which call for PSNH to pay the IPPs a total of approximately $42 million. In return, PSNH would no longer be required to buy power from the two IPPs, and the IPPs are barred from providing service to any customers currently on the PSNH or NU systems. If approved by the NHPUC, the agreements will provide benefits to ratepayers over the terms of the IPP rate orders.
Hearings on these proposed agreements are scheduled for mid-August.

As prescribed by the Rate Agreement, North Atlantic Energy Corporation
(NAEC) is phasing in its $700 million investment in Seabrook 1. As of June 30, 1994, NAEC has included in rates $490 million of its Seabrook investment. The remaining investment ($210 million) will be phased into rates over the next two years beginning in May 1995. The deferred return associated with the amount of investment that has not been included in rates was approximately $162 million through June 30, 1994, including approximately $51 million which is recorded as utility plant. This amount and the additional deferred amounts associated with the remaining phase-in will be recovered under NAEC's purchase agreement with PSNH over the period December 1997 through May 2001. PSNH will recover these deferred amounts from customers over the period of June 1998 through May 2001.

Massachusetts

On May 26, 1994, The Massachusetts Department of Public Utilities
(DPU) approved a settlement agreement between Western Massachusetts Electric Company (WMECO) and the Attorney General of the Commonwealth of Massachusetts under which WMECO's customers will receive a base rate reduction of approximately $13 million over a 20-month period effective June 1, 1994, and a guarantee of no general base rate increases before February 1996. This agreement also terminated, without findings, all performance review proceedings regarding the treatment of replacement power costs incurred by WMECO during outages at Millstone nuclear units from mid-1987 through mid-1993 and approved the amortization of previously deferred expenses for postretirement benefits beginning in July 1994. In addition, under the agreement, large-use customers (1,000 kWs or more of demand) will be offered discounts on their electric bills in return for providing WMECO with five years' notice of any plans to self-generate or purchase electricity from a different provider. The combined base rate reduction and service extension discounts will total five percent for those larger customers. The agreement settled a number of issues, some of which benefited earnings and others of which imposed costs, but on balance over 1994 the agreement is not expected to have a significant impact on WMECO's earnings.

Nuclear Performance

The composite capacity factor of the five nuclear generating units that the NU System operates (including the Connecticut Yankee nuclear unit (CY)) was 61.0 percent for the six months ended June 30, 1994, as compared with 86.6 percent for the same period in 1993. The lower 1994 capacity factor was primarily the result of extended refueling and maintenance outages for Millstone 1 and Seabrook. CY, Seabrook and Millstone 2 were also out of service for varying lengths of time in the first six months of 1994 because of some unexpected technical and operating difficulties.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operations decreased approximately $78 million for the first six months of 1994, as compared with the same period in 1993, primarily due to decreased revenues from replacement power costs under the GUAC. Cash used for financing activities was approximately $103 million lower in 1994, as compared with 1993, primarily due to an increase in short-term debt, partially offset by higher reacquisitions and retirements of long-term debt due to refinancing activities.
Cash used for investments was approximately $14 million higher in 1994, as compared with 1993, primarily due to higher construction expenditures.

On June 1, 1994, CL&P issued $115 million of First Mortgage 1994 Series C Bonds at an annual interest rate of 8-1/2 percent. The Bonds will mature on June 1, 2024. Proceeds from this issue, together with proceeds from short-term debt, provided for the retirement of $150 million of outstanding First Mortgage Bonds with interest rates of 9-3/8 and 9-1/2 percent. Savings from the refinancings are estimated to be approximately $2 million per year in reduced interest costs.

The NU system's construction program expenditures amounted to approximately $124 million for the first six months of 1994, as compared to approximately $105 million during the same period in 1993. The higher construction expenditures resulted primarily from the replacement of the condenser and turbine rotor and other improvements during the Millstone 1 outage.

RESULTS OF OPERATIONS

Comparison of the Second Quarter of 1994 with the Second Quarter of
- -------------------------------------------------------------------
1993
- ----

Operating revenues increased approximately $1 million in the second quarter of 1994, as compared with 1993. The components of the change in operating revenues are as follows:

Changes in Operating Revenues                     Increase/(Decrease)
- -----------------------------                     -------------------
                                                  (Millions of Dollars)

Regulatory decisions                                     $ 13
Fuel, purchased power, and FPPAC cost recoveries          (17)
Sales volume                                               25
Other revenues                                            (20)
                                                         ----
Total revenue change                                     $  1
                                                         ====

Revenues related to regulatory decisions increased primarily because of retail rate increases for CL&P and WMECO in July 1993 and the June 1993 and 1994 retail rate increases for PSNH, partially offset by lower 1994 conservation revenues for CL&P and WMECO. Fuel, purchased power and FPPAC cost recoveries decreased primarily due to lower GUAC recoveries for CL&P. Sales volume increased primarily as a result of higher retail sales due to an unusually hot June in 1994. Other revenues decreased primarily because of lower 1994 capacity sales to other utilities.

Fuel, purchased, and net interchange power expense decreased approximately $42 million in the second quarter of 1994, as compared with 1993, primarily because of previously deferred replacement power costs that were determined to be not recoverable in 1993 as a result of regulatory reviews in Connecticut and the timing in the recognition of fuel expenses under the provisions of CL&P's GUAC mechanism, partially offset by a higher level of energy purchases from other utilities.

Other operation expenses and maintenance expenses decreased approximately $1 million in the second quarter of 1994, as compared with 1993, primarily due to lower 1994 payroll and benefits costs and lower Yankee capacity costs, partially offset by higher 1994 costs associated with the operation and maintenance activities of the nuclear units.

Amortization of regulatory assets, net decreased approximately $5 million in the second quarter of 1994, as compared with 1993, primarily because of the amortization in 1994 of PSNH's regulatory liability for net operating losses and lower 1994 expenses associated with the recovery of Hydro-Quebec support payments, partially offset by the amortization in 1994 of costs paid by CL&P to the developers of two wood-to-energy plants beginning in July 1993 and higher 1994 amortization of Millstone 3 and Seabrook 1 phase-in costs.

Deferred nuclear plants return decreased approximately $5 million in the second quarter of 1994, as compared with 1993, primarily because additional Millstone 3 investment was phased into rates on January 1, 1994.

Other, net income increased approximately $12 million in the second quarter of 1994 as compared with 1993, primarily because of the allocation in 1993 to customers of approximately $10 million of the property tax accounting change as a result of the CL&P rate decision.

Interest charges decreased approximately $7 million in the second quarter of 1994, as compared with 1993, primarily because of lower average interest rates as a result of the company's refinancing activities and interest accrued in 1993 associated with a potential Connecticut sales tax assessment.

Federal and state income taxes increased approximately $21 million in the second quarter of 1994, as compared with 1993, primarily because of higher book taxable income.

Comparison of the First Six Months of 1994 with the First Six Months
- --------------------------------------------------------------------
of 1993
- -------

Operating revenues increased approximately $9 million in the first six months of 1994, as compared with 1993. The components of the change in operating revenues are as follows:

Changes in Operating Revenues                     Increase/(Decrease)
- -----------------------------                     -------------------
                                                 (Millions of Dollars)

Regulatory decisions                                     $ 30
Fuel, purchased power, and FPPAC cost recoveries          (26)
Sales volume                                               49
Other revenues                                            (44)
                                                         ----
Total revenue change                                     $  9
                                                         ====

Revenues related to regulatory decisions increased primarily because of retail rate increases for CL&P and WMECO in July 1993 and the June 1993 and 1994 retail rate increases for PSNH, partially offset by lower 1994 Conservation revenues for CL&P and WMECO. Fuel, purchased power and FPPAC cost recoveries decreased primarily due to lower GUAC recoveries for CL&P. Sales volume increased primarily as a result of higher retail sales from a colder winter and an unusually hot June in 1994 and an improvement in the Connecticut economy. Retail sales increased 4.2 percent for the first six months of 1994, as compared with 1993. Other revenues decreased primarily because of lower 1994 capacity sales to other utilities.

Fuel, purchased, and net interchange power expense decreased approximately $90 million in the first six months of 1994, as compared with 1993, primarily because of previously deferred replacement power costs that were determined to be not recoverable in 1993 as a result of regulatory reviews in Connecticut and the timing in the recognition of fuel expenses under the provisions of CL&P's GUAC mechanism, partially offset by a higher level of energy purchases from other utilities.

Other operation expenses and maintenance expenses decreased approximately $4 million in the first six months of 1994, as compared with 1993, primarily due to expensing of obsolete inventory in 1993, lower 1994 payroll and benefit costs and lower fossil costs, partially offset by higher 1994 costs associated with the operation and maintenance activities of the nuclear units.

Amortization of regulatory assets, net decreased approximately $12 million in the first six months of 1994, as compared with 1993, primarily because of the amortization in 1994 of PSNH's regulatory liability for net operating losses, lower 1994 expenses associated with the recovery of Hydro-Quebec support payments, partially offset by the amortization in 1994 of costs paid by CL&P to the developers of two wood-to-energy plants beginning in July 1993 and higher 1994 amortization of Millstone 3 and Seabrook 1 phase-in costs.

Deferred nuclear plants return decreased approximately $12 million in the first six months of 1994, as compared with 1993, primarily because additional Millstone 3 investment was phased into rates on January 1, 1994.

Other, net income increased approximately $14 million in the first six months of 1994, as compared with 1993, primarily because of the allocation in 1993 to customers of approximately $10 million of the property tax accounting change as a result of the CL&P rate decision and the amortization of this amount over the period of July 1993 through June 1994.

Interest charges decreased approximately $17 million in the first six months of 1994, as compared with 1993, primarily because of lower average interest rates as a result of the company's refinancing activities and interest accrued in 1993 associated with a potential Connecticut sales tax assessment.

Federal and state income taxes increased approximately $53 million in the first six months of 1994, as compared with 1993, primarily because of higher book taxable income.

The cumulative effect of the accounting change of approximately $52 million in 1993 represents the one-time change in the method of accounting for Connecticut municipal property tax expense recognized in the first quarter of 1993.




































                         PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings


1. On June 16, 1993, the DPUC issued a decision (Decision) in CL&P's application for rate relief, approving a multi-year plan of annual rate increases in varying amounts over the years 1993 to 1995.

On May 9, 1994, the City of Hartford's (City) appeal from the Decision was dismissed by the Hartford Superior Court on jurisdictional grounds, and the City appealed that dismissal to the Connecticut Appellate Court. The Supreme Court of Connecticut transferred the jurisdictional issue to itself on August 2, 1994. The increase scheduled for July 1, 1994 was implemented by CL&P on that date.

For additional information on this matter, see NU's Annual Report on Form 10-K for the year ended December 31, 1993 (1993 Form 10-K), under the caption "Item 1. Business - Rates - Connecticut Retail Rates - 1992-1993 CL&P Retail Rate Case."

2. CL&P has a mechanism that has been in operation since 1979 designed to recover or to refund certain fuel costs if the nuclear units do not operate at a predetermined capacity factor (the Generation Utilization Adjustment Clause or GUAC). In January 1994, the DPUC issued a decision ordering CL&P not to include a GUAC amount in customers' bills through August 1994. The DPUC found that CL&P overrecovered its fuel costs during the 1992-1993 GUAC period and offset the amount of the overrecovery against the unrecovered GUAC balance. The effect of the order was a disallowance of $7.9 million. The DPUC further ordered that any GUAC deferred charges subsequent to July 1993 will be offset by any fuel overrecoveries. On March 4, 1994, CL&P appealed this decision to Hartford Superior Court. Because the DPUC's decision creates some uncertainty about the future operation of the GUAC, CL&P also requested further clarification of the decision from the DPUC, which was denied because of the pending court appeal.

For additional information on this matter, see the 1993 Form 10-K, under the caption "Item 1. Business - CL&P Adjustment Clauses."

3. NU's 1993 Form 10-K incorrectly reported that Northeast Nuclear Energy Company (NNECO), a wholly-owned subsidiary of NU that acts as agent for the NU System and other utilities in operating the Millstone generating units, had been informed by the Nuclear Regulatory Commission (NRC) that the agency did not plan to take enforcement action against NNECO with respect to apparent violations of NRC requirements arising from 1989 events involving the operability of a safety related system at Millstone Unit 1. This information, contained in correspondence from the NRC dated March 17, 1994, pertained to another matter involving two employees who raised safety concerns and was incorrectly reported in the 1993 Form 10-K as relating to the 1989 Millstone Unit 1 operability event. On July 13, 1994, NNECO was notified that the NRC had issued a Notice of Violation
(NOV) and proposed to assess civil penalties in the amount of $220,000 for this matter. The first violation, for which a civil penalty of $120,000 was assessed, concerned the apparent untimeliness of the operability assessment. The second violation, and its associated civil penalty of $100,000, concerned discriminatory treatment of an employee involved in the operability determination by a manager at the plant. In addition, the NRC also requested that NNECO provide information which will be used to determine whether the manager should be involved in NRC licensed activities. Unless the response time is extended by the NRC, NNECO has 30 days to respond to the NOV and information request.

4. Great Bay Power Corporation (GBPC), a joint owner of Seabrook along with CL&P and North Atlantic Energy Corporation (NAEC), wholly-owned subsidiaries of NU, and various other, non-System entities, had expected to consummate its reorganization plan, emerge from bankruptcy and repay CL&P for all advances by June 30, 1994. As of July 29, 1994, $6.9 million of advances were outstanding from CL&P. A financing agreement was entered into on April 7, 1994, under which various investors would invest $35 million in the reorganized GBPC in exchange for 60% of GBPC's common stock. Closing of the financing agreement was scheduled to occur on June 15, 1994; however, delays in the completion of Seabrook's refueling outage postponed the closing date, and the investors engaged a consultant to determine if the events that extended the outage discharged the investors from their commitment. The NRC has extended to August 31, 1994 the deadline for the transfer of control of GBPC's ownership share of Seabrook. The prospective investors and GBPC are currently negotiating a modification of the April 7, 1994 financing agreement which will require further Bankruptcy Court and regulatory approvals, if agreed upon by the investors and GBPC. If the Bankruptcy Court approves the modifications and the necessary regulatory approvals are obtained, the company believes that the financing can be completed by October 31, 1994, if other events do not adversely affect GBPC's financial condition prior to closing.

For additional information on this matter, see the 1993 Form 10-K, under the caption "Item 1. Business - Electric Operations - Nuclear Generation - Seabrook."

5. On September 30, 1993, 29 participants in the New England Power Pool (NEPOOL) (including the NU system operating companies) filed the 30th Amendment to the NEPOOL Agreement (Amendment) at the Federal Energy Regulatory Commission (FERC). Massachusetts Municipal Wholesale Electric Company and several other electric utilities moved to intervene and protest the Amendment, claiming that it discriminates against transmission dependent utilities.

On April 11, 1994, the FERC issued an order setting the Amendment for a "paper hearing" in May 1994, which date was subsequently extended to August 9, 1994. The order stated that FERC intends to address whether the Amendment eliminates transmission access and the discounted rates for pool-planned units. FERC also broadened the proceeding to consider whether NEPOOL's activities in this are consistent with the standards of the Federal Power Act. On July 25, 1994 the sponsors of the Amendment and the protesting municipal utilities jointly filed a motion requesting that FERC suspend the procedural schedule because they had reached an understanding on the terms of a settlement that would resolve the FERC proceeding, including the withdrawal of the Amendment. On August 3, 1994, FERC granted this motion and suspended the procedural schedule for a period of 45 days.

For additional information on this matter, see NU's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 under the caption "Part II. Other Information - Item 1 - Legal Proceedings."

6.   On May 26, 1994, the Massachusetts Department of Public Utilities
(DPU) approved a settlement agreement (Agreement) between WMECO and the Massachusetts Attorney General under which WMECO's customers will receive a base rate reduction of approximately $13.3 million over a 20-month period effective June 1, 1994, and a guarantee of no general base rate increases before February 1996. This Agreement also settles a number of outstanding issues including termination, without findings, of all performance review proceedings regarding the treatment of replacement power costs incurred by WMECO during outages at Millstone nuclear units from mid-1987 through mid-1993. In addition, under the Agreement, large-use customers (1,000 kWs or more of demand) will be offered discounts on their electric bills in return for providing WMECO with five-years notice of any plans to self-generate or purchase electricity from a different provider. The combined base rate reduction and service extension discounts will total five percent for those larger customers. The Agreement is not expected to have a significant adverse impact on WMECO's 1994 earnings. Several appeals requesting reversal of the DPU's approval of the settlement and a stay of the agreement filed with the Massachusetts Supreme Judicial Court were withdrawn on August 1, 1994.

Item 4.   Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of NU held on May 24, 1994, shareholders voted to fix the number of Trustees for the ensuing year at thirteen. The vote fixing the number of Trustees was 110,878,517 votes in favor and 1,964,007 votes against, with 1,893,250 abstentions and broker nonvotes.

At the Annual Meeting, the following thirteen nominees were elected to serve on the Board of Trustees by the votes set forth below:

                                  For        Against     Abstain
                                  ---        -------     -------

1.  Cotton Mather Cleveland    111,883,532    967,752   1,884,490
2.  George David               111,830,911  1,024,923   1,879,940
3.  Donald J. Donahue          111,931,799    921,935   1,882,040
4.  William B. Ellis           111,823,961  1,030,273   1,881,540
5.  Bernard M. Fox             111,825,152  1,030,582   1,880,040
6.  Eugene D. Jones            111,934,528    916,106   1,885,140
7.  Gaynor N. Kelley           111,847,081  1,008,853   1,879,840
8.  Elizabeth T. Kennan        111,900,362    951,322   1,884,090
9.  Denham C. Lunt, Jr.        111,939,654    909,830   1,886,290
10. William J. Pape II         111,978,092    877,687   1,879,995
11. Robert E. Patricelli       111,996,245    859,789   1,879,740
12. Norman C. Rasmussen        112,010,467    842,667   1,882,640
13. John F. Swope              112,042,745    813,389   1,879,640

NU's shareholders also ratified the Board of Trustees' selection of Arthur Andersen & Co. to serve as independent auditors of NU and its subsidiaries for 1994. The vote ratifying such selection was 110,332,034 votes in favor and 2,608,508 votes against, with 1,795,232 abstentions and broker nonvotes.

Item 5.   Other Information

1. The DPUC and the DPU have joined with the Connecticut and Massachusetts Attorneys General and eighteen other states in a lawsuit filed in federal court against the Department of Energy (DOE), seeking a declaratory judgment that DOE has a statutory obligation to take high-level nuclear waste from utilities in 1998 and to establish judicially administered milestones to enforce that obligation. NU and its affiliates have not joined a companion lawsuit filed by fourteen utilities seeking similar relief.

2. As of July 1, 1994, the Barnwell, South Carolina low-level radioactive waste (LLRW) facility is no longer available for the disposal of LLRW from states situated outside its compact region. The NU System is currently implementing plans for the temporary on-site storage of LLRW generated at its nuclear facilities. The costs associated with temporary on-site storage of LLRW are not material. The NU system has plans that will allow for the storage of LLRW until permanent storage becomes available.

For additional information on this matter, see the 1993 Form 10-K, under the caption "Item 1. Business - Electric Operations - Nuclear Generation - Low-Level Radioactive Wastes."

3. In 1992, FERC's approval of the NU acquisition of PSNH was appealed to the United States Court of Appeals for the First Circuit, which affirmed the decision approving the merger but ordered FERC to address whether, if FERC had applied a more stringent "public interest standard" to the Seabrook power contract, any modifications would have been necessary. Purporting to apply this standard, FERC reaffirmed certain modifications to the contract, interpreting the standard liberally to allow it to intervene in contracts on behalf of non-parties to the contract. NU requested rehearing, arguing that FERC had not applied the appropriate standard, which request was denied by FERC on July 8, 1994. NU is considering an appeal from this denial.

For additional information on this matter, see the 1993 Form 10-K, under the caption "Item 3 - Legal Proceedings."

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





Date     August 10, 1994      By  /s/ Bernard M. Fox
      --------------------         -----------------------------
                                      Bernard M. Fox
                                      President and Chief
                                      Executive Officer




Date     August 10, 1994      By  /s/ John W. Noyes
      --------------------        -----------------------------
                                      John W. Noyes
                                      Vice President and
                                      Controller