Form 10-Q
period 1994-09-30
NORTHEAST UTILITIES
filed 1994-11-10
CIK 72741

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549-1004

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1994
                                             ------------------
                                    OR
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

                             Yes  X        No
                                 ___           ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                    Outstanding at October 31, 1994
              -----                    -------------------------------
     Common Shares, $5.00 par value               124,826,517 shares


                   NORTHEAST UTILITIES AND SUBSIDIARIES




                             TABLE OF CONTENTS



                                                            Page No.
                                                            --------


Part I. Financial Information

   Item 1.   Financial Statements

     Consolidated Balance Sheets -
        September 30, 1994 and December 31, 1993              2

        Consolidated Statements of Income - Three
        and Nine Months Ended September 30, 1994 and 1993     4

        Consolidated Statements of Cash Flows -
        Nine Months Ended September 30, 1994 and 1993         5

        Notes to Consolidated Financial Statements            6

        Report of Independent Public Accountants             10

   Item 2.   Management's Discussion and Analysis            11
             of Financial Condition and Results
             of Operations

Part II.     Other Information

   Item 1.   Legal Proceedings                               20

   Item 5.   Other Information                               21

   Item 6.   Exhibits and Reports on Form 8-K                22

Signatures                                                   23







                                  PART I.  FINANCIAL INFORMATION

NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                            September 30,   December 31,
                                                                1994            1993
                                                           -------------   -------------
                                                               (Thousands of Dollars)
ASSETS
- ------

Utility Plant, at original cost:
  Electric................................................ $  9,278,023    $  9,119,285
  Other...................................................      144,377         146,228
                                                           -------------   -------------
                                                              9,422,400       9,265,513
     Less: Accumulated provision for depreciation.........    3,234,160       3,021,987
                                                           -------------   -------------
                                                              6,188,240       6,243,526
  Construction work in progress...........................      187,687         208,084
  Nuclear fuel, net.......................................      214,897         218,051
                                                           -------------   -------------
      Total net utility plant.............................    6,590,824       6,669,661
                                                           -------------   -------------
Other Property and Investments:
  Nuclear decommissioning trusts, at market in 1994
    and at cost in 1993 (Note 2)<F2>......................      238,764         206,179
  Investments in regional nuclear generating
   companies, at equity...................................       82,383          81,029
  Investments in transmission companies, at equity........       25,650          26,536
  Other, at cost..........................................       36,076          36,882
                                                           -------------   -------------
                                                                382,873         350,626
                                                           -------------   -------------
Current Assets:
  Cash and special deposits...............................       21,667          32,008
  Receivables, net........................................      362,515         357,449
  Accrued utility revenues................................      110,878         150,794
  Fuel, materials, and supplies, at average cost..........      201,208         194,968
  Recoverable energy costs, net--current portion..........       18,875             667
  Prepayments and other...................................       54,334          34,611
                                                           -------------   -------------
                                                                769,477         770,497
                                                           -------------   -------------
Deferred Charges:
  Regulatory asset--income taxes, net.....................    1,169,025       1,183,716
  Regulatory asset--PSNH..................................      701,930         769,498
  Deferred costs--nuclear plants..........................      255,094         294,004
  Unrecovered contract obligation--YAEC (Note 4)<F4>......      117,133         132,826
  Recoverable energy costs, net...........................      170,876         148,789
  Deferred conservation and load-management costs.........      106,453         111,442
  Deferred DOE assessment.................................       50,538          53,476
  Amortizable property investments........................       23,960          34,229
  Unamortized debt expense................................       34,233          37,444
  Other...................................................      142,076         111,956
                                                           -------------   -------------
                                                              2,771,318       2,877,380
                                                           -------------   -------------

      Total Assets........................................ $ 10,514,492    $ 10,668,164
                                                           =============   =============

See accompanying notes to consolidated financial statements.





NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                            September 30,   December 31,
                                                                1994            1993
                                                           -------------   -------------
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
- ------------------------------

Capitalization:
  Common shareholders' equity:
    Common shares, $5 par value--authorized
     225,000,000 shares; 134,210,090 shares issued and
     124,826,585 shares outstanding in 1994 and
     134,207,025 shares issued and 124,326,836 shares
     outstanding in 1993.................................. $    671,051    $    671,035
    Capital surplus, paid in..............................      903,788         901,740
    Deferred benefit plan - employee stock
      ownership plan......................................     (217,204)       (228,205)
    Retained earnings.....................................      937,198         879,518
                                                           -------------   -------------
           Total common shareholders' equity..............    2,294,833       2,224,088
  Preferred stock not subject to mandatory redemption.....      239,700         239,700
  Preferred stock subject to mandatory redemption.........      379,000         380,500
  Long-term debt..........................................    3,833,878       4,045,468
                                                           -------------   -------------
           Total capitalization...........................    6,747,411       6,889,756
                                                           -------------   -------------
Obligations Under Capital Leases..........................      164,289         171,004
                                                           -------------   -------------
Current Liabilities:
  Notes payable to banks..................................      146,000         173,500
  Commercial paper........................................       39,000            -
  Long-term debt and preferred stock--current
   portion................................................      338,809         420,142
  Obligations under capital leases--current
   portion................................................       77,285          72,756
  Accounts payable........................................      198,198         229,118
  Accrued taxes...........................................       91,752          40,501
  Accrued interest........................................       82,265          69,682
  Accrued pension benefits................................       89,196          82,513
  Other...................................................       78,672          83,853
                                                           -------------    ------------
                                                              1,141,177       1,172,065
                                                           -------------    ------------
Deferred Credits:
  Accumulated deferred income taxes.......................    1,956,173       1,911,981
  Accumulated deferred investment tax credits.............      194,641         201,635
  Deferred contract obligation--YAEC (Note 4)<F4>.........      117,133         132,826
  Deferred DOE obligation.................................       39,530          43,034
  Other...................................................      154,138         145,863
                                                           -------------    ------------
                                                              2,461,615       2,435,339
                                                           -------------    ------------

Commitments and Contingencies (Note 5)<F5>

           Total Capitalization and Liabilities........... $ 10,514,492    $ 10,668,164
                                                           =============   =============

See accompanying notes to consolidated financial statements.




NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
           (Unaudited)

                                                 Three Months Ended           Nine Months Ended
                                                    September 30,               September 30,
                                             --------------------------- ---------------------------
                                                  1994          1993          1994          1993
                                            ------------- ------------- ------------- -------------
                                                 (Thousands of Dollars, except share information)

Operating Revenues.......................... $    923,708  $    915,239  $  2,744,509  $  2,727,200
                                             ------------- ------------- ------------- -------------
Operating Expenses:
 Operation --
  Fuel, purchased and net interchange power.      220,694       215,651       628,462       713,695
  Other.....................................      237,505       266,919       677,700       727,435
 Maintenance................................       76,259        69,049       221,850       197,938
 Depreciation...............................       84,933        80,313       248,715       240,945
 Amortization of regulatory assets, net.....       29,244        59,192       131,082       173,098
 Federal and state income taxes.............       75,558        63,353       226,923       171,904
 Taxes other than income taxes..............       63,633        58,037       190,648       184,871
                                             ------------- ------------- ------------- -------------
        Total operating expenses............      787,826       812,514     2,325,380     2,409,886
                                             ------------- ------------- ------------- -------------
Operating Income............................      135,882       102,725       419,129       317,314
                                             ------------- ------------- ------------- -------------

Other Income:
  Deferred nuclear plants return--other
    funds...................................        6,777         8,955        20,771        29,928
  Equity in earnings of regional nuclear
    generating and transmission companies...        3,687         3,504        10,794         9,586
  Other, net................................       (4,125)        8,558         2,559         1,012
  Income taxes--credit......................        6,482         8,418         9,963        22,221
                                             ------------- ------------- ------------- -------------
        Other income, net...................       12,821        29,435        44,087        62,747
                                             ------------- ------------- ------------- -------------
        Income before interest charges......      148,703       132,160       463,216       380,061
                                             ------------- ------------- ------------- -------------

Interest Charges:
  Interest on long-term debt................       77,903        82,572       234,736       251,501
  Other interest............................        2,554         4,254         5,622        12,217
  Deferred nuclear plants return--borrowed
     funds..................................       (7,717)      (13,007)      (31,533)      (41,692)
                                             ------------- ------------- ------------- -------------
        Interest charges, net...............       72,740        73,819       208,825       222,026
                                             ------------- ------------- ------------- -------------
        Income before cumulative effect of
          accounting change.................       75,963        58,341       254,391       158,035
Cumulative effect of accounting change......         -             -             -           51,681
                                             ------------- ------------- ------------- -------------
        Income before Preferred Dividends
            of Subsidiaries.................       75,963        58,341       254,391       209,716
Preferred Dividends of Subsidiaries.........       10,934        11,920        32,329        36,089
                                             ------------- ------------- ------------- -------------
Earnings For Common Shares.................. $     65,029  $     46,421  $    222,062  $    173,627
                                             ============= ============= ============= =============

Earnings Per Common Share:
 Before cumulative effect of accounting
   change................................... $       0.52  $       0.37  $       1.78  $       0.98
 Cumulative effect of accounting change.....          -             -             -            0.42
                                             ------------- ------------- ------------- -------------
Total Earnings Per Common Share............. $       0.52  $       0.37  $       1.78  $       1.40
                                             ============= ============= ============= =============

Common Shares Outstanding (average).........  124,790,381   124,068,513   124,583,613   123,833,747
                                             ============= ============= ============= =============





See accompanying notes to consolidated financial statements.




   NORTHEAST UTILITIES and SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF CASH FLOWS
              (Unaudited)
                                                                          Nine Months Ended
                                                                            September 30,
                                                                       ----------------------
                                                                          1994        1993
                                                                       ----------  ----------
                                                                       (Thousands of Dollars)
   Cash Flows From Operations:
     Income before preferred dividends..............................  $  254,391  $  209,716
     Adjusted for the following:
       Depreciation ................................................     248,715     240,945
       Deferred income taxes and investment tax credits, net........      83,521      17,377
       Deferred nuclear plants return, net of amortization..........      36,412      11,572
       Deferred energy costs, net of amortization...................     (40,295)     91,789
       Amortization of regulatory asset-PSNH........................      41,503      67,941
       Deferred conservation and load-management costs,
         net of amortization........................................       4,989      (5,774)
       Other sources of cash........................................      35,337      93,609
       Other uses of cash...........................................     (33,755)    (15,496)
     Changes in working capital:
       Receivables and accrued utility revenues.....................      34,850       6,958
       Fuel, materials, and supplies................................      (6,240)     15,488
       Accounts payable.............................................     (30,920)     75,689
       Accrued taxes................................................      51,251     (35,834)
       Other working capital (excludes cash)........................      (5,638)     25,044
                                                                       ----------  ----------
   Net cash flows from operations...................................     674,121     799,024
                                                                       ----------  ----------
   Cash Flows Used For Financing Activities:
     Issuance of common shares......................................      11,049      17,907
     Issuance of long-term debt.....................................     485,000     729,850
     Net increase (decrease) in short-term debt.....................      11,500     (95,740)
     Reacquisitions and retirements of long-term debt
       and preferred stock..........................................    (783,359)   (615,946)
     Cash dividends on preferred stock..............................     (32,329)    (36,089)
     Cash dividends on common shares................................    (164,382)   (163,441)
                                                                       ----------  ----------
   Net cash flows used for financing activities.....................    (472,521)   (163,459)
                                                                       ----------  ----------
   Investment Activities:
     Investments in plant:
       Electric utility plant.......................................    (176,685)   (167,610)
       Nuclear fuel.................................................      (5,651)    (17,306)
                                                                       ----------  ----------
     Net cash flows used for investments in plant...................    (182,336)   (184,916)
     Other investment activities, net ..............................     (29,605)    (24,038)
                                                                       ----------  ----------
   Net cash flows used for investments..............................    (211,941)   (208,954)
                                                                       ----------  ----------
   Net Increase (Decrease) In Cash for the Period...................     (10,341)    426,611
   Cash and special deposits - beginning of period..................      32,008      45,646
                                                                       ----------  ----------
   Cash and special deposits - end of period........................  $   21,667  $  472,257
                                                                       ==========  ==========

   See accompanying notes to consolidated financial statements.






                   NORTHEAST UTILITIES AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


<F1>1.   General

The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report of Northeast Utilities (the company or NU) on Form 10-K for the year ended December 31, 1993 (1993 Form 10-K). In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1994, the results of operations for the three and nine months ended September 30, 1994 and 1993, and the statements of cash flows for the nine months ended September 30, 1994 and 1993. The results of operations for the three and nine months ended September 30, 1994 and 1993 are not necessarily indicative of the results expected for a full year.

Certain amounts in the accompanying consolidated financial statements of the company for the period ended September 30, 1993 have been reclassified to conform with the September 30, 1994 presentation.

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

As a result of the adoption of SFAS 115, NU's investment in nuclear decommissioning trusts increased by approximately $2.7 million as of September 30, 1994, with a corresponding offset to the accumulated provision for depreciation. The $2.7 million increase represents cumulative gross unrealized holding gains of $6.3 million, offset by cumulative gross unrealized holding losses of $3.6 million. There was no change in funding requirements of the trusts nor any impact on earnings as a result of the adoption of SFAS 115.

Statement of Financial Accounting Standards No. 119 (SFAS 119): In October 1994, FASB issued SFAS 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." SFAS 119 requires disclosures about derivative financial instruments - futures, forward, swap, and option contracts, and other financial instruments with similar characteristics.

The Connecticut Light and Power Company (CL&P), a wholly-owned subsidiary of NU, has entered into fossil fuel hedging contracts to minimize its exposure under certain fixed rate contracts. Currently, the differential between the market value of fossil fuel and the fossil fuel prices included in these contracts is not considered to be material.

<F3>3.  Capitalization

On October 12, 1994, CL&P issued $140 million of First and Refunding Mortgage Bonds, 1994 Series D (the Bonds). The Bonds bear interest at an annual rate of 7.875 percent, and will mature on October 1, 2024. The Bonds have a one-time put feature which allows bondholders to put the Bonds back to CL&P for repayment at par on October 1, 2001.

The net proceeds from the issue and sale of the Bonds were used to repay a portion of the short-term debt which was incurred to repay the CL&P 4.25 percent Series WW Bonds ($170 million) on their maturity date of October 1, 1994.

<F4>4.  Yankee Atomic Electric Company (YAEC)

YAEC owns a 185-MW nuclear power plant in Rowe, Massachusetts. The NU system has a 38.5 percent equity investment approximating $9.9 million in YAEC. The NU system had relied on YAEC for less than 1 percent of its capacity. YAEC's owners voted to permanently shut down the YAEC unit in February 1992. Under the terms of the contracts with YAEC, the shareholders-sponsors are responsible for their proportionate share of the operating costs of the unit, including decommissioning. The nuclear decommissioning costs of YAEC are included as part of the cost of power by CL&P, Public Service Company of New Hampshire (PSNH), and Western Massachusetts Electric Company (WMECO), all wholly-owned subsidiaries of NU.

YAEC has begun decommissioning its nuclear facility. On June 1, 1992, YAEC filed a rate filing to obtain Federal Energy Regulatory Commission (FERC) authorization to collect the closing and decommissioning costs and to recover the remaining investments in the YAEC nuclear power plant over the remaining period of the plant's Nuclear Regulatory Commission (NRC) operating license. The bulk of these costs has been agreed to by the YAEC joint owners and approved, as a settlement, by the FERC. At September 30, 1994, the NU system's share of the estimated remaining costs is approximately
$117.1 million. Management expects that CL&P, PSNH, and WMECO will continue to be allowed to recover such FERC-approved costs from their customers. Accordingly, NU has recognized these costs as regulatory assets, with corresponding obligations, on its Consolidated Balance Sheets.

On October 26, 1994, YAEC submitted a revised decommissioning cost estimate as part of its decommissioning plan with the NRC. Following the receipt of NRC approval, this estimate will be filed with the FERC. This revised cost estimate is expected to increase the NU system's share of estimated remaining costs by $51.7 million over the $117.1 million that is currently recorded.

For additional information regarding YAEC, see the Notes to Consolidated Financial Statements in NU's 1993 Form 10-K.

<F5>5.  Commitments and Contingencies

Construction Program: For information regarding the construction program, see the Notes to Consolidated Financial Statements in NU's 1993 Form 10-K.

Nuclear Performance: For information regarding the termination of the Connecticut Department of Public Utility Control's (DPUC) prudence review of the 1992 Millstone 2 steam generator replacement project, see Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in NU's June 1994 and March 1994 Form 10-Qs.

For information regarding the termination of the Massachusetts Department of Public Utilities' (DPU) performance review proceedings related to outages at the Millstone nuclear units, see the MD&A and
 Part II. Other Information - Item 1. Legal Proceedings in NU's June 1994 and March 1994 Form 10-Qs.

For further information regarding the performance of the NU system's nuclear units, see the Notes to Consolidated Financial Statements in NU's 1993 Form 10-K.

PSNH Rate Agreement:  For information regarding the PSNH Rate
Agreement, see the MD&A in NU's June 1994 Form 10-Q and the Notes to Consolidated Financial Statements in NU's 1993 Form 10-K.

Environmental Matters: On a periodic basis, the NU system reviews known waste disposal sites, and related reserves, for which the system's subsidiaries expect to bear legal liability. As a result of its latest review, the NU system increased the liability recorded for its estimated environmental remediation costs, excluding any insurance recoveries or recoveries from third parties, from $4.0 million to $11.0 million. In the event that it becomes necessary to effect remedies that are not currently probable, it is reasonably possible that the upper limit of the NU system's environmental liability range could be approximately $16.3 million.

For additional information regarding environmental matters, see
 Part II. Other Information - Item 5. Other Information in NU's June 1994 Form 10-Q and the Notes to Consolidated Financial Statements in NU's 1993 Form 10-K.

Nuclear Insurance Contingencies: The Price-Anderson Act currently limits public liability from a single incident at a nuclear power plant to $8.8 billion. The first $200 million of liability would be provided by purchasing the maximum amount of commercially available insurance. Additional coverage of up to a total of $8.4 billion would be provided by an assessment of $75.5 million per incident, levied on each of the 111 nuclear units that are currently subject to the Secondary Financial Protection Program in the United States, subject to a maximum assessment of $10 million per incident per nuclear unit in any year. In addition, if the sum of all public liability claims and legal costs arising from any nuclear incident exceeds the maximum amount of financial protection, each reactor operator can be assessed an additional five percent, up to $3.8 million, or $419.0 million in total, for all 111 nuclear units. The maximum assessment is to be adjusted at least every five years to reflect inflationary changes. Based on the ownership interests in Millstone 1, 2, and 3 and in Seabrook 1, the NU system's maximum liability would be $244.2 million per incident. In addition, through contracts with the three Yankee regional nuclear generating companies with operating plants, the NU system would be responsible for up to an additional $67.4 million per incident. Payments for the NU system's ownership interest in nuclear generating facilities would be limited to a maximum of $39.3 million per incident per year.

For additional information regarding nuclear insurance contingencies, see the Notes to Consolidated Financial Statements in NU's 1993 Form 10-K.

Financing Arrangements for the Regional Nuclear Generating Companies:
For information regarding financing arrangements for the regional nuclear generating companies, see the Notes to Consolidated Financial Statements in NU's 1993 Form 10-K.

Purchased Power Arrangements: For information regarding purchased power arrangements, see the MD&A in this Form 10-Q, the MD&A in NU's June 1994 Form 10-Q, the MD&A and Part II. Other Information - Item
1. Legal Proceedings, in NU's March 1994 Form 10-Q and the Notes to Consolidated Financial Statements in NU's 1993 Form 10-K.

Hydro-Quebec: For information regarding Hydro-Quebec, see the Notes to Consolidated Financial Statements in NU's 1993 Form 10-K.

Great Bay Power Corporation (GBPC): For information regarding GBPC's bankruptcy proceedings, see the MD&A in this Form 10-Q, Part II. Other Information - Item 1. Legal Proceedings in NU's June 1994 Form 10-Q and the Notes to Consolidated Financial Statements in NU's 1993 Form 10-K.

Property Taxes:  For information on property taxes, see  Part II.
Other Information - Item 1. Legal Proceedings in this Form 10-Q and the Notes to Consolidated Financial Statements in NU's 1993 Form 10-K.







                 Report of Independent Public Accountants
                 ----------------------------------------


To Northeast Utilities:

We have reviewed the accompanying consolidated balance sheet of Northeast Utilities (a Massachusetts trust) and subsidiaries as of September 30, 1994, and the related consolidated statements of income for the three and nine-month periods ended September 30, 1994 and 1993, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the company's management.

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



ARTHUR ANDERSEN LLP

Arthur Andersen LLP



Hartford, Connecticut
November 9, 1994



                    NORTHEAST UTILITIES AND SUBSIDIARIES

              Management's Discussion and Analysis of Financial
                   Condition and Results of Operations


This section contains management's assessment of Northeast Utilities' (NU or the company) financial condition and the principal factors having an impact on the results of operations. This discussion should be read in conjunction with the company's consolidated financial statements and footnotes and the 1993 Form 10-K and the First and Second Quarter 1994 Form 10-Qs.


FINANCIAL CONDITION

Overview

The company's earnings increased to $1.78 per common share for the nine months ended September 30, 1994, from $1.40 for the same period in 1993. The 1993 earnings reflect the cumulative effect of a change in the method of accounting for Connecticut municipal property tax expense adopted by certain subsidiaries of NU in the first quarter of 1993. This change resulted in a one-time contribution to 1993 earnings of approximately $52 million or $0.42 per common share. Earnings per share increased to $0.52 for three months ended September 30, 1994, from $0.37 for the same period in 1993.

The increases in earnings from 1993 for the three- and nine-month periods, before the effect of the one-time accounting change, are primarily attributable to the costs of a work force reduction program in the third quarter of 1993 which reduced 1993 earnings by $0.14 per share. In addition, earnings for the three- and nine-month periods were impacted by higher retail sales resulting from a colder winter and an unusually hot June in 1994 and an improvement in the regional economy, increased revenues from mid-1993 rate increases in NU subsidiaries' retail jurisdictions, lower operation expenses, lower interest costs, the impacts of a Public Service Company of New Hampshire (PSNH) global settlement at the end of 1993 and the deferral of cogeneration expenses in Connecticut. These increases were partially offset by lower 1994 revenues from sales to other utilities, higher maintenance expenses and additional amounts reserved for environmental exposures. The nine-month earnings in 1993 were also reduced by disallowances in 1993 resulting from The Connecticut Light and Power Company s (CL&P) rate decision.

Retail Wheeling and Utility Restructuring

See Part II. Other Information - Item 5. Legal Proceedings. for information concerning retail wheeling and utility restructuring.


Regulatory Matters

Connecticut

CL&P has a mechanism that has been in operation since 1979 designed to recover or refund certain non-nuclear fuel costs if the nuclear units do not operate at a predetermined capacity factor (the Generation
Utilization Adjustment Clause or GUAC).

On August 31, 1994, the DPUC delayed inclusion of CL&P s GUAC recovery for the 1993-1994 period, amounting to $23.7 million, until CL&P had revised the calculation to true up for actual booked fuel expense for the same period. The true up, which reduces the GUAC recovery by $7.9 million, was filed on September 13, 1994. A final decision ordering the true-up is expected in late November 1994. If the DPUC orders this offset, CL&P plans to appeal.

For additional information on this matter, see CL&P s 1993 Form 10-K, under the caption Item 1. Business - CL&P Adjustment Clauses and
NU s Quarterly Report on Form 10-Q for the quarter ended June 30,
1994.

Unrecovered conservation and load management (C&LM) costs at September 30, 1994, were approximately $106 million. These costs are being recovered over periods ranging from 3.85 to 8 years.

On October 31, 1994, CL&P filed its recovery mechanism (CAM) for 1995 C&LM costs and programs. The filing proposes 1995 C&LM expenditures of $36.7 million to be recovered over 3.93 years and a zero CAM rate.


New Hampshire

On September 15, 1994, PSNH filed testimony and exhibits supporting a request for a revised rate under its Fuel and Purchased Power Adjustment Clause (FPPAC) to be effective on December 1, 1994. PSNH estimates that it will underrecover its fuel and purchased power costs for the period ending November 30, 1994 due to outages at the Seabrook nuclear unit. PSNH requested recovery of these undercollections over two six month FPPAC periods in order to maintain the FPPAC rate at its current level.

The costs associated with purchases from certain independent power producers (IPPs) over the level assumed in the rate agreement executed by the Governor and the Attorney General of New Hampshire in 1989 and subsequently approved by the New Hampshire Public Utilities Commission (NHPUC) (the Rate Agreement) are deferred and recovered over ten-year periods through the FPPAC. At September 30, 1994, IPP deferrals which are included in recoverable energy costs, net on the balance sheet were approximately $128 million. Most of these purchases are under long-term rate orders (20-30 years) at prices significantly higher than PSNH's current or projected avoided costs. PSNH has been attempting to renegotiate these rate orders as required under the Rate Agreement.

On September 23, 1994, the NHPUC approved settlement agreements and, in turn, a fifth amendment to the Rate Agreement allowing the settlement agreements to be implemented, with two wood-fired IPPs covering approximately 19.8 MW of capacity. Under the Rate Agreement, PSNH was required to make its best efforts to renegotiate rate orders with eight woodburner IPPs, including these two. The six remaining woodburners account for approximately 87 MW of capacity. The two settling IPPs will give up their rights to sell their output to PSNH in exchange for lump sum cash payments totaling approximately $40 million. The buyout payments will be added to the deferred balance of IPP costs. PSNH will retain 100 percent of the savings resulting from these arrangements during the remainder of the fixed rate period, and they will be used to reduce the IPP deferred balance. Thereafter, PSNH will retain 50 percent of the savings until the deferred balance is amortized entirely. The balance of the savings will be flowed back to customers through the FPPAC. The period during which appeals of the NHPUC decision could be filed has lapsed. PSNH closed these transactions on October 27, 1994 and November 8, 1994. PSNH is involved in mediation with the owners of the other six facilities. PSNH must report to the NHPUC and a New Hampshire legislative committee on the results of the negotiations by November 14, 1994.


For additional information on this matter, see NU s 1993 Form 10-K, under the caption Item 1. Business - New Hampshire Retail Rates and NU s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 under the caption Part II. Other Information - Item 1. Legal
Proceedings.

The deferred return associated with the amount of North Atlantic Energy Corporation s (NAEC) Seabrook investment that has not been included in rates was approximately $172 million through September 30, 1994, including approximately $51 million which is recorded as utility plant. This amount and the additional deferred amounts associated with the remaining phase-in will be recovered under NAEC's purchase agreement with PSNH over the period December 1997 through May 2001. PSNH will recover these deferred amounts from customers over the period of June 1998 through May 2001.

Nuclear Matters

The composite capacity factor of the five nuclear generating units that the NU system operates (including the Connecticut Yankee nuclear unit (CY)) was 64.3 percent for the nine months ended September 30, 1994, as compared with 81.0 percent for the same period in 1993. The lower 1994 capacity factor was primarily the result of extended refueling and maintenance outages for Millstone 1 and Seabrook. CY, Seabrook and Millstone 2 were also out of service for varying lengths of time in the first nine months of 1994 because of some unexpected technical and operating difficulties. These difficulties included a manual shutdown of CY when both service water headers were declared inoperable, an automatic trip from 100 percent power for Seabrook when a main steam isolation valve closed during quarterly surveillance testing and a Millstone Unit 2 shutdown to replace a degraded lower seal on a reactor coolant pump.

On October 1, 1994, Millstone Unit 2 was shut down for a planned refueling and maintenance outage that was originally scheduled for 63 days. The outage has encountered several unexpected difficulties which will lengthen the duration of the outage. The magnitude of the schedule impact is currently under review.

On November 4, 1994, the plan of reorganization of Great Bay Power Corporation (GBPC)(formerly known as EUA Power Corporation), a joint owner of Seabrook Station along with CL&P and NAEC, both wholly owned subsidiaries of NU, and other non-System entities, was confirmed by the United States Bankruptcy Court. The confirmation order will become final on November 11, 1994. The closing of the plan of reorganization financing, which consists of the purchase of 60 percent of the common stock of GBPC by Omega Advisors and Elliott Associates is expected to close on November 15, 1994, if all of the conditions precedent to closing have been satisfied. The conditions include the absence of any material adverse change and a requirement that Seabrook be operating at full reactor power on the morning of the closing date. At the time of closing, CL&P will be repaid by GBPC for the outstanding principal and accrued interest on the debtor-in-possession loans made by CL&P during the bankruptcy proceeding. At present, the outstanding principal amount of these loans by CL&P total approximately $7.3 million.

For additional information on this matter, see NU s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 under the caption
 Part II. Other Information - Item 1. Legal Proceedings.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operations decreased approximately $125 million for the first nine months of 1994, as compared with the same period in 1993, primarily due to decreased revenues from replacement power costs under the GUAC. Cash used for financing activities was approximately $309 million higher in 1994, as compared with 1993, primarily due to higher reacquisitions and retirements of long-term debt, partially offset by an increase in short-term debt. The NU system has an ongoing program to use excess cash to reduce long-term debt levels.

The NU system s construction program expenditures amounted to approximately $177 million for the first nine months of 1994, as compared to approximately $168 million during the same period in 1993.


The system companies have entered into interest-rate cap contracts to reduce the potential impact of upward changes in interest rates on certain variable-rate tax-exempt pollution control revenue bonds held by CL&P, PSNH, and Western Massachusetts Electric Company, as well as a portion of the PSNH variable-rate term loan. A total of $567 million of outstanding long-term variable-rate debt is hedged by these interest-rate caps. The fair market value of outstanding interest-rate cap contracts as of September 30, 1994, is approximately $2.3 million.




RESULTS OF OPERATIONS

Comparison of the Third Quarter of 1994 with the Third Quarter of
- -----------------------------------------------------------------
1993
- ----

Operating revenues increased approximately $8 million in the third quarter of 1994, as compared with 1993. The components of the change in operating revenues are as follows:

Changes in Operating Revenues                    Increase/(Decrease)
- -----------------------------                    -------------------
                                                   (Millions of Dollars)

Regulatory decisions                                     $ 11
Fuel, purchased power, and FPPAC cost recoveries           20
Retail Sales volume                                         6
Sales to Other Utilities                                  (22)
Other revenues                                             (7)
                                                         ----
Total revenue change                                     $  8
                                                         ====

Revenues related to regulatory decisions increased primarily because of the retail rate increase for CL&P in July 1994 and the June 1994 retail rate increase for PSNH, partially offset by the June 1994 retail rate reduction for WMECO. Fuel, purchased power and FPPAC cost recoveries increased primarily due to higher fuel expenses and higher interchange revenues. Sales to other utilities decreased primarily because of the expiration of some capacity sales contracts.

Fuel, purchased, and net interchange power expense increased approximately $5 million in the third quarter of 1994, as compared with 1993, primarily because of a higher level of energy purchases from other utilities.

Other operation and maintenance expenses decreased approximately $22 million in the third quarter of 1994, as compared with 1993, primarily due to the one-time charge associated with the work force reduction program in 1993, lower 1994 payroll and benefits costs and lower capacity charges from the regional nuclear generating units, partially offset by higher 1994 costs associated with the operation and maintenance activities of the nuclear units, the establishment of a reserve for excess/obsolete inventory in 1994, and 1994 charges associated with a targeted early retirement program.

Amortization of regulatory assets, net decreased approximately $30 million in the third quarter of 1994, as compared with 1993, primarily because of the deferral of CL&P cogeneration expenses beginning in July 1994, the amortization in 1994 of PSNH's regulatory liability as allowed under the 1993 Global Settlement, which reduces amortization expense and the amortization in 1993 of costs paid by CL&P to the developers of two wood-to-energy plants.

Taxes other than income taxes increased approximately $6 million in the third quarter of 1994, as compared with 1993, primarily due to an adjustment in 1993 as a result of a favorable settlement with the State of Connecticut over disputed sales taxes.

Federal and state income taxes increased approximately $14 million in the third quarter of 1994, as compared with 1993, primarily because of higher book taxable income.

Deferred nuclear plants return decreased approximately $7 million in the third quarter of 1994, as compared with 1993, primarily because additional Millstone 3 investment was phased into rates on January 1, 1994.

Other income decreased approximately $13 million in the third quarter of 1994, as compared with 1993, primarily because of an increase to the environmental reserve in 1994, and a 1993 gain on the sale of property by CL&P.

Interest charges decreased approximately $6 million in the third quarter of 1994, as compared with 1993, primarily because of lower average interest rates as a result of the company's refinancing activities, lower 1994 debt levels and interest accrued in 1993 associated with a potential Connecticut sales tax assessment.

Comparison of the First Nine Months of 1994 with the First Nine Months
- ----------------------------------------------------------------------
of 1993
- -------

Operating revenues increased approximately $17 million in the first nine months of 1994, as compared with 1993. The components of the change in operating revenues are as follows:

Changes in Operating Revenues                     Increase/(Decrease)
- -----------------------------                     -------------------
                                                    (Millions of Dollars)

Regulatory decisions                                     $ 36
Fuel, purchased power, and FPPAC cost recoveries           (6)
Retail sales volume                                        55
Sales to other utilities                                  (55)
Other revenues                                            (13)
                                                         ----
Total revenue change                                     $ 17
                                                         ====


Revenues related to regulatory decisions increased primarily because of retail rate increases for CL&P in July 1993 and 1994, the June 1993 and 1994 retail rate increases for PSNH and the July 1993 retail rate increase for WMECO, partially offset by the June 1994 retail rate reduction for WMECO. Retail sales volume increased primarily as a result of higher retail sales from a colder winter and an unusually hot June in 1994 and an improvement in the regional economy. Retail sales increased 3.8 percent for the first nine months of 1994, as compared with 1993 of which approximately 3 percent is attributed to improvement in the regional economy. Sales to other utilities decreased primarily because of the expiration of some capacity sales contracts.

Fuel, purchased, and net interchange power expense decreased approximately $85 million in the first nine months of 1994, as compared with 1993, primarily because of the timing in the recognition of fuel expenses under the provisions of CL&P s GUAC mechanism and previously deferred replacement power costs that were determined not to be recoverable in 1993 as a result of nuclear outage prudence regulatory reviews in Connecticut, partially offset by a higher level of energy purchases from other utilities.

Other operation and maintenance expenses decreased approximately $26 million in the first nine months of 1994, as compared with 1993, primarily due to the one-time charge associated with a work force reduction program in 1993, lower 1994 payroll and benefit costs, lower fossil unit costs and lower capacity charges from the regional nuclear generating units, partially offset by higher 1994 costs associated with the operation and maintenance activities of the nuclear units, a higher reserve for excess/obsolete inventory in 1994 and 1994 charges associated with a targeted early retirement program.

Amortization of regulatory assets, net decreased approximately $42 million in the first nine months of 1994, as compared with 1993, primarily because of the amortization in 1994 of PSNH's regulatory liability as allowed under the 1993 Global Settlement, the deferral of CL&P cogeneration expenses beginning in July 1994, and lower 1994 expenses associated with the recovery of Hydro-Quebec support payments, partially offset by the amortization through June 1994 of costs paid by CL&P to the developers of two wood-to-energy plants and higher 1994 amortization of Millstone 3 and Seabrook 1 phase-in costs.

Taxes other than income taxes increased approximately $6 million in the first nine months of 1994, as compared with 1993, primarily due to an adjustment in 1993 as a result of a favorable settlement with the State of Connecticut over disputed sales taxes.

Federal and state income taxes increased approximately $67 million in the first nine months of 1994, as compared with 1993, primarily because of higher book taxable income.

Deferred nuclear plants return decreased approximately $19 million in the first nine months of 1994, as compared with 1993, primarily because additional Millstone 3 investment was phased into rates on January 1, 1994.

Interest charges decreased approximately $23 million in the first nine months of 1994, as compared with 1993, primarily because of lower average interest rates as a result of the company's refinancing activities, lower 1994 debt levels and interest accrued in 1993 associated with a potential Connecticut sales tax assessment.

The cumulative effect of the accounting change of approximately $52 million in 1993 represents the one-time change in the method of accounting for Connecticut municipal property tax expense recognized in the first quarter of 1993.


                         PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

1. On October 15, 1993, the Merrimack County, New Hampshire,
Superior Court issued a decision dismissing PSNH's appeals of the property taxes assessed against it by the Town of Bow, New Hampshire for the years 1988, 1989, 1990 and 1991. The decision rejected the "unit method" of valuation (essentially book cost) and approved the "reproduction cost" method of valuation, resulting in property tax valuations approximately three times greater than net book cost, with a commensurate rise in property taxes in Bow. PSNH's 495-MW, coal-fired Merrimack Station and 12.1-MW, hydroelectric Garvins Falls Station are located in Bow. On November 2, 1994, PSNH's appeal to the New Hampshire Supreme Court was rejected and the holding of the trial court was affirmed. This decision will not impact PSNH's net income, assets or liabilities because the taxes in question had previously been paid and substantially all such amounts were included in base rates. However, other towns in New Hampshire are employing the same methodology to assess taxes against PSNH's property, and the long-term effect of the decision could be adverse to PSNH's financial condition in an amount not presently determinable.

For additional information on this matter, see  Item 3 - Legal
Proceedings  in NU s 1993 Form 10-K.

2. On October 18, 1994, the NRC responded to Northeast Nuclear Energy Company s (NNECO) response in the Millstone Unit 1 Feedwater Coolant Injection System (FWCI) matter, stating that, upon reconsideration by the NRC, the violation's severity level and calculation of the civil penalty would not change. The NRC also decided that further action against the NNECO manager was not warranted. NNECO is a wholly-owned subsidiary of NU.

For additional information on this matter, see "Part II. Other
Information - Item 1. Legal Proceedings" in NU s June 1994 Form 10-Q.

3. With respect to proceedings at FERC on the 30th Amendment to the New England Power Pool Agreement and related issues concerning transmission access and discounted rates for pool-planned units, on August 3, 1994 FERC granted a motion filed by certain of the parties seeking to suspend the procedural schedule pending the filing of terms of a settlement reached by the parties. The parties have agreed to file joint status reports of their progress.

For additional information on this matter, see "Part II. Other
Information - Item 1. Legal Proceedings in NU s March 1994 and June 1994 Form 10-Qs.

Item 5. Other Information

1. On September 9, 1994, the DPUC issued its final retail wheeling decision. This concluded a proceeding initiated in October 1993 to investigate whether retail wheeling should be permitted in Connecticut. The proceeding was intended as a follow-up and an update to a 1987 report of the DPUC to the legislature concluding that retail wheeling would be inadvisable for Connecticut. The September 1994 decision noted the potential for retail wheeling or other forms of more intense competition in the future. However, it concluded that because of the need to first deal with issues associated with a transition to more intense competition for retail sales such as the need to reallocate public policy and stranded costs, if retail wheeling is authorized, it should not be introduced prior to Connecticut's utilities' year of need, which for CL&P is 2007. The DPUC also recommended that utilities continue to contain costs and work with customers to keep Connecticut's electric rates competitive in order to attract and retain business in the state.

There have been several bills introduced and regulatory proceedings initiated in Massachusetts and New Hampshire that involve the potential for retail wheeling, electric utility industry restructuring, and regulatory reform. To date, none of these bills have been enacted and none of the regulatory proceedings have progressed to a point to which management can assess the likelihood that any of them might have an effect on any system company.

For additional information on this matter, see "Item 1. Business - Retail Wheeling" in NU s 1993 Form 10-K and the MD&As in NU s March 1994 and June 1994 Form 10-Qs.

2. On September 6, 1994, NU filed a Petition for Rehearing with the First Circuit Court of Appeals from FERC's application of a stringent "public interest standard" to the Seabrook Power Contract, which Petition is pending.

For additional information on this matter, see "Item 3 - Legal
Proceedings" in NU s 1993 Form 10-K and "Part II. Other Information -
Item 5. Other Information" in NU s June 1994 Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K

(a)     Listing of Exhibits:

     Exhibit
     Number         Description
     -------        -----------

       15         Letter regarding unaudited financial information

       27    Financial Data Schedule

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





Date    November 9, 1994      By  /s/ Bernard M. Fox
      --------------------         -----------------------------
                                      Bernard M. Fox
                                      President and Chief
                                      Executive Officer




Date    November 9, 1994      By  /s/ John W. Noyes
      --------------------        -----------------------------
                                      John W. Noyes
                                      Vice President and
                                      Controller