Form 10-Q
period 1995-03-31
NORTHEAST UTILITIES
filed 1995-05-01
CIK 72741

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549-1004

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1995
                                             --------------
                                    OR
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

                             Yes  X        No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                    Outstanding at March 31, 1995
              -----                    -------------------------------
     Common Shares, $5.00 par value           125,171,056 shares

                   NORTHEAST UTILITIES AND SUBSIDIARIES


                             TABLE OF CONTENTS



                                                            Page No.
                                                            --------


Part I.Financial Information

  Item 1.   Financial Statements

       Consolidated Balance Sheets -
       March 31, 1995 and December 31, 1994                   2

       Consolidated Statements of Income - Three
       Months Ended March 31, 1995 and 1994                   4

       Consolidated Statements of Cash Flows -
       Three Months Ended March 31, 1995 and 1994             5

       Notes to Consolidated Financial Statements             6

       Report of Independent Public Accountants               9

  Item 2.   Management's Discussion and Analysis             10
            of Financial Condition and Results
            of Operations


Part II.    Other Information

  Item 1.   Legal Proceedings                                15

  Item 5.   Other Information                                15

  Item 6.   Exhibits and Reports on Form 8-K                 16

Signatures                                                   17




                                  PART I.  FINANCIAL INFORMATION

NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                                              March 31,     December 31,
                                                                1995            1994
                                                           -------------   -------------
                                                               (Thousands of Dollars)
ASSETS
- ------

Utility Plant, at original cost:
  Electric................................................ $  9,360,189    $  9,334,912
  Other...................................................      154,374         157,632
                                                           -------------   -------------
                                                              9,514,563       9,492,544
     Less: Accumulated provision for depreciation.........    3,383,124       3,293,660
                                                           -------------   -------------
                                                              6,131,439       6,198,884
  Construction work in progress...........................      194,959         179,724
  Nuclear fuel, net.......................................      212,972         224,839
                                                           -------------   -------------
      Total net utility plant.............................    6,539,370       6,603,447
                                                           -------------   -------------
Other Property and Investments:
  Nuclear decommissioning trusts, at market...............      261,919         240,229
  Investments in regional nuclear generating
   companies, at equity...................................       81,478          82,464
  Investments in transmission companies, at equity........       25,996          26,106
  Other, at cost..........................................       48,836          40,896
                                                           -------------   -------------

                                                                418,229         389,695
                                                           -------------   -------------
Current Assets:
  Cash....................................................       24,718          34,579
  Receivables, net........................................      360,605         357,322
  Accrued utility revenues................................      131,038         142,788
  Fuel, materials, and supplies, at average cost..........      195,905         190,062
  Prepayments and other...................................       53,125          54,886
                                                           -------------   -------------
                                                                765,391         779,637
                                                           -------------   -------------
Deferred Charges:
  Regulatory assets:
    Income taxes,net......................................    1,135,945       1,124,119
    Unamortized PSNH acquisition costs....................      656,458         678,974
    Deferred costs--nuclear plants........................      218,700         233,145
    Unrecovered contract obligation--Yankee Atomic
     Electric Company.....................................      152,593         157,147
    Recoverable energy costs, net.........................      293,583         268,982
    Deferred demand-side-management costs.................      112,014         116,133
    Other.................................................      165,484         145,864
  Unamortized debt expense................................       37,524          33,517
  Other ..................................................       48,733          54,220
                                                           ------------    ------------
                                                              2,821,034       2,812,101
                                                           ------------    ------------




Total Assets.............................................. $ 10,544,024    $ 10,584,880

                                                           ============    ============


See accompanying notes to consolidated financial statements.

NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                                                 March 31,     December 31,
                                                                   1995            1994
                                                              -------------   -------------
                                                                  (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
- ------------------------------

Capitalization:
  Common shareholders' equity:
    Common shares, $5 par value--authorized
     225,000,000 shares; 134,210,462 shares issued and
     125,171,056 shares outstanding in 1995 and
     134,210,226 shares issued and 124,962,981 shares
     outstanding in 1994..................................... $    671,052    $    671,051
    Capital surplus, paid in.................................      907,165         904,371
    Deferred benefit plan--employee stock
      ownership plan.........................................     (209,238)       (213,324)
    Retained earnings........................................      978,001         946,988
                                                              -------------   -------------
           Total common shareholders' equity.................    2,346,980       2,309,086
  Preferred stock not subject to mandatory redemption........      169,700         234,700
  Preferred stock subject to mandatory redemption............      306,250         375,250
  Long-term debt.............................................    3,914,499       3,942,005
                                                              -------------   -------------
           Total capitalization..............................    6,737,429       6,861,041
                                                              -------------   -------------
Minority Interest in Consolidated Subsidiaries (Note 2)<F2>..      100,060              36

                                                              -------------   -------------
Obligations Under Capital Leases.............................      175,433         166,018
                                                              -------------   -------------
Current Liabilities:
  Notes payable to banks.....................................      123,000         180,000
  Commercial paper...........................................         -             10,000
  Long-term debt and preferred stock--current
   portion...................................................      175,825         174,948
  Obligations under capital leases--current
   portion...................................................       68,388          73,103
  Accounts payable...........................................      218,840         280,942
  Accrued taxes..............................................       84,779          57,532
  Accrued interest...........................................       85,010          70,639
  Accrued pension benefits...................................       90,221          90,194
  Other......................................................       88,063          98,296
                                                              -------------    ------------
                                                                   934,126       1,035,654
                                                              -------------    ------------
Deferred Credits:
  Accumulated deferred income taxes..........................    2,006,133       1,968,230
  Accumulated deferred investment tax credits................      185,328         188,005
  Deferred contract obligation--Yankee Atomic
    Electric Company.........................................      152,593         157,147
  Other......................................................      252,922         208,749
                                                              -------------    ------------
                                                                 2,596,976       2,522,131
                                                              -------------    ------------

Commitments and Contingencies (Note 4)<F4>

           Total Capitalization and Liabilities.............. $ 10,544,024    $ 10,584,880

                                                              =============   =============


See accompanying notes to consolidated financial statements.

NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
           (Unaudited)

                                                            Three Months Ended
                                                                March 31,
                                                       ----------------------------
                                                            1995           1994
                                                       -------------  -------------
                                                          (Thousands of Dollars,
                                                         except share information)

Operating Revenues.................................... $    944,705   $    966,174
                                                       -------------  -------------
Operating Expenses:
  Operation--
     Fuel, purchased and net interchange power........      237,644        225,574
     Other............................................      226,553        220,174
  Maintenance.........................................       60,142         68,634
  Depreciation........................................       87,753         83,407
  Amortization of regulatory assets, net..............       29,901         50,731
  Federal and state income taxes......................       71,251         90,985
  Taxes other than income taxes.......................       65,773         67,110
                                                       -------------  -------------
        Total operating expenses......................      779,017        806,615
                                                       -------------  -------------
Operating Income......................................      165,688        159,559
                                                       -------------  -------------

Other Income:
  Deferred nuclear plants return--other funds.........        4,677          7,058
  Equity in earnings of regional nuclear generating
     and transmission companies.......................        2,337          3,364
  Other, net..........................................       (4,643)         2,691
  Income taxes--credit................................        5,771          1,695
                                                       -------------  -------------
        Other income, net.............................        8,142         14,808
                                                       -------------  -------------
        Income before interest charges................      173,830        174,367
                                                       -------------  -------------

Interest Charges:
  Interest on long-term debt..........................       80,204         79,054
  Other interest......................................        1,599            660
  Deferred nuclear plants return--borrowed funds......       (8,324)       (11,832)
                                                       -------------  -------------
        Interest charges, net.........................       73,479         67,882
                                                       -------------  -------------

       Income before interest charges.................      100,351        106,485

Preferred Dividends of Subsidiaries...................       14,067         10,597
                                                       -------------  -------------
Net Income............................................ $     86,284   $     95,888
                                                       =============  =============

Earnings Per Common Share............................. $       0.69   $       0.77
                                                       =============  =============

Common Shares Outstanding (average)...................  125,119,824    124,374,142
                                                       =============  =============







See accompanying notes to consolidated financial statements.

NORTHEAST UTILITIES and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
           (Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                             -----------------------
                                                                 1995        1994
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  Income before preferred dividends of subsidiaries......... $  100,351  $  106,485
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................     87,753      83,407
    Deferred income taxes and investment tax credits, net...     29,302      35,873
    Deferred nuclear plants return, net of amortization.....     17,835      10,494
    Recoverable energy costs, net of amortization...........    (17,623)     (3,477)
    Amortization of PSNH acquitision costs..................     14,136      14,308
    Deferred demand-side management, net of amortization....      4,119       2,452
    Other sources of cash...................................     84,049       6,544
    Other uses of cash......................................    (24,794)    (18,481)
  Changes in working capital:
    Receivables and accrued utility revenues................      8,467     (22,048)
    Fuel, materials, and supplies...........................     (5,843)       (505)
    Accounts payable........................................    (62,102)    (10,247)
    Accrued taxes...........................................     27,247      52,888
    Other working capital (excludes cash)...................     (1,052)      2,952
                                                             ----------- -----------
Net cash flows from operating activities....................    261,845     260,645
                                                             ----------- -----------

Financing Activities:
  Issuance of common shares.................................      3,866       3,549
  Issuance of long-term debt................................       -        370,000
  Issuance of Monthly Income
   Preferred Securities (Note 2)<F2>........................    100,000        -
  Net decrease in short-term debt...........................    (67,000)    (27,500)
  Reacquisitions and retirements of long-term debt..........    (30,208)   (477,066)
  Reacquisitions and retirements of preferred stock.........   (133,175)     (1,500)
  Cash dividends on preferred stock.........................    (14,067)    (10,597)
  Cash dividends on common shares...........................    (55,016)    (54,725)
                                                             ----------- -----------
Net cash flows used for financing activities................   (195,600)   (197,839)
                                                             ----------- -----------
Investment Activities:
  Investment in plant:
    Electric and other utility plant........................    (49,685)    (61,401)
    Nuclear fuel............................................     (6,277)     11,137
                                                             ----------- -----------
  Net cash flows used for investments in plant..............    (55,962)    (50,264)
  Other investment activities, net..........................    (20,144)    (10,264)
                                                             ----------- -----------
Net cash flows used for investments.........................    (76,106)    (60,528)
                                                             ----------- -----------
Net (Decrease) Increase In Cash For The Period..............     (9,861)      2,278
Cash and special deposits - beginning of period.............     34,579      32,008
                                                             ----------- -----------
Cash and special deposits - end of period................... $   24,718  $   34,286
                                                             =========== ===========



See accompanying notes to consolidated financial statements.

                   NORTHEAST UTILITIES AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


<F1>1.   General

The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report of Northeast Utilities (the company or NU) on Form 10-K for the year ended December 31, 1994 (1994 Form 10-K). In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1995, the results of operations for the three months ended March 31, 1995, and 1994, and the statements of cash flows for the months ended March 31, 1995 and 1994. The results of operations for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the results expected for a full year.

Certain reclassifications of prior period data have been made to conform with the current period presentation.

<F2>2.   Capitalization

On January 23, 1995, CL&P Capital, L.P. (CL&P LP) issued $100 million of cumulative 9.3% Monthly Income Preferred Securities (MIPS), Series A. The Connecticut Light and Power Company (CL&P), a wholly owned subsidiary of NU, is the sole general partner of CL&P LP, and is the guarantor of the MIPS securities. Subsequent to the MIPS issuance, CL&P LP loaned the proceeds of the MIPS issuance, along with CL&P's $3.1 million capital contribution, back to CL&P in the form of an unsecured debenture. CL&P consolidates CL&P LP for financial reporting purposes. Upon consolidation, the unsecured debenture is eliminated, and the MIPS securities are accounted for as a minority interest.

During the first quarter of 1995, the net proceeds from the issuance and sale of MIPS, along with the proceeds of short-term debt were used for redemption, reacquisition or payment at maturity of $67.5 million of CL&P's 1989 Series, 9 percent Preferred Stock and $50 million of variable-rate 1989 Dutch Auction Rate Transferable Securities.

<F3>3. Derivative Financial Instruments

CL&P uses fuel-swap agreements with financial institutions to hedge against well-defined fuel-price risk created by negotiated energy contracts. CL&P does not use them for trading purposes. These fuel swaps minimize exposure associated with rising fuel prices and effectively fix CL&P's cost of fuel for these negotiated energy contracts. Under the swap agreements, CL&P exchanges monthly payments based on the differential between a fixed and variable price for the associated fuel. As of March 31, 1995, CL&P had outstanding agreements with a total notional value of approximately $192 million, and a positive mark-to-market position of approximately $1.9 million. These swap agreements have been made with various financial institutions, each of which are rated "A" or better by Standard & Poor's rating group.

CL&P is exposed to credit risk on its fuel swaps if the counterparties fail to perform their obligations. However, management anticipates that the counterparties will be able to fully satisfy their obligations under the contracts.

For further information on Derivative Financial Instruments, see the Notes to Consolidated Financial Statements in NU's 1994 Form 10-K.

<F4>4. Commitments and Contingencies

Construction Program: For information regarding the construction program, see the Notes to Consolidated Financial Statements in NU's 1994 Form 10-K.

Nuclear Performance: Regarding the decisions for each of the five prudence reviews related to outages that occurred over the period October 1990 through February 1992 at the Millstone nuclear units, the Office of Consumer Counsel
(OCC) had appealed two of the decisions favorable to CL&P. The OCC has prevailed in both appeals on a procedural issue and the cases have been remanded to the DPUC for further proceedings.

Management's ongoing evaluation of the current Millstone 2 extended refueling and maintenance outage that began on October 1, 1994 has concluded that, based on currently available information, the unit is not expected to return to service before June 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q for additional information on the Millstone 2 outage.

For further information regarding the performance of the NU system's nuclear units, see the Notes to Consolidated Financial Statements in NU's 1994 Form 10-K.

PSNH Rate Agreement: For information regarding the PSNH Rate Agreement, see the Notes to Consolidated Financial Statements in NU's 1994 Form 10-K.

Environmental Matters: On a periodic basis, the NU system reviews known waste disposal sites, and related reserves, for which the system's subsidiaries expect to bear legal liability. As a result of its review in the first quarter of 1995, the NU system increased the liability recorded for its estimated environmental remediation costs, excluding any insurance recoveries or recoveries from third parties, by $3.2 million. NU's environmental reserve is now $14 million. If it becomes necessary to effect remedies that are not currently probable, it is reasonably possible that the upper end of the range of the NU system's environmental liability could be approximately $19 million.

For additional information regarding environmental matters, see the Notes to Consolidated Financial Statements in NU's 1994 Form 10-K.

Nuclear Insurance Contingencies: For information regarding nuclear insurance contingencies, see the Notes to Consolidated Financial Statements in NU's 1994 Form 10-K.

Purchased Power Arrangements: For information regarding purchased power arrangements, see the Notes to Consolidated Financial Statements in NU's 1994 Form 10-K.

Hydro-Quebec: For information regarding Hydro-Quebec, see the Notes to Consolidated Financial Statements in NU's 1994 Form 10-K.









                 Report of Independent Public Accountants
                 ----------------------------------------


To Northeast Utilities:

We have reviewed the accompanying consolidated balance sheet of Northeast Utilities (a Massachusetts trust) and subsidiaries as of March 31, 1995, and the related consolidated statements of income for the three-month periods ended March 31, 1995 and 1994, and the consolidated statements of cash flows for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the company's management.

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



/s/ Arthur Andersen LLP


Arthur Andersen LLP



Hartford, Connecticut
April 21, 1995

                      NORTHEAST UTILITIES AND SUBSIDIARIES

          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations


This section contains management's assessment of Northeast Utilities' (NU or the company) financial condition and the principal factors having an impact on the results of operations. This discussion should be read in conjunction with the company's consolidated financial statements, footnotes, and management's discussion and analysis in the 1994 Form 10-K.


FINANCIAL CONDITION

Overview

The company's earnings decreased to $0.69 per common share for the three months ended March 31, 1995, from $0.77 for the same period in 1994. The decrease in earnings from 1994 is primarily attributable to lower retail kilowatt-hour sales as a result of extremely mild weather in the first three months of 1995. NU's retail kilowatt-hour sales for 1995 were down by 5.3 percent from 1994, which had colder than normal weather in the first three months. The impact of the mild weather in 1995 was partially offset by the deferral of CL&P cogeneration expenses and a reduction in nonfuel operation and maintenance costs.


Regulatory Matters

New Hampshire

The costs associated with purchases by PSNH from certain nonutility generators
(NUGs) over the level assumed in rates are deferred and recovered over ten-year periods through the Fuel and Purchased Power Adjustment Clause (FPPAC). At March 31, 1995, the unrecovered deferrals were approximately $181 million.

PSNH has been renegotiating power sales agreements with eight wood-fired NUGs. Settlements with two of the NUGs were completed last fall and the units were closed. Confidential settlement terms have been filed with the New Hampshire Public Utilities Commission (NHPUC) for another three units and active negotiations are continuing with the owner of a fourth unit. No agreement has been reached with the owner of the remaining two units.

On April 4, 1995, the NHPUC opened a proceeding to consider whether PSNH's $27 million of capital -- including $22 million for Merrimack station -- and approximately $4 million of annual operating and maintenance expenses necessary for current compliance with the Clean Air Act Amendments of 1990 at PSNH's fossil generating stations are recoverable from PSNH's customers under PSNH's 1989 Rate Agreement with the State of New Hampshire.

Nuclear Performance

The composite capacity factor of the five nuclear generating units that the NU system operates -- including the Connecticut Yankee nuclear unit (CY) -- was
65.6 percent for the three months ended March 31, 1995, as compared with 66.9 percent for the same period in 1994. The lower 1995 capacity factor was primarily the result of an extended refueling and maintenance outage for Millstone 2.

On October 1, 1994, Millstone Unit 2 was shut down for a planned 63-day refueling and maintenance outage. The outage has encountered several unexpected difficulties which have lengthened the duration of the outage. The outage extension was primarily caused by a significant scope increase in service water system repairs as identified through a comprehensive inspection plan, and by a need for management to exercise a deliberate approach to the conduct of work during the early portion of the outage. The outage has been further extended for one month (from May to June) based on a detailed analysis of the work remaining to be performed, and the need to adequately train the plant's licensed operators in the use of revised emergency operating procedures. The outage schedule is currently under review, but the unit is not expected to return to service until June 1995 following a Nuclear Regulatory Commission assessment of the unit's readiness to restart. Total replacement-power costs attributable to the extension of the outage for CL&P and WMECO are expected to be in the range of $8 million per month. In addition, operation and maintenance (O&M) costs to be incurred during the outage are estimated to be $57 million, an increase of $24 million as a result of the extended outage. O&M costs associated with the refueling outage are deferred and amortized through rates for CL&P and WMECO. The recovery of the replacement- power and O&M costs is subject to prudence reviews in both Connecticut and Massachusetts.

CL&P has a mechanism that has been in operation since 1979 designed to recover or refund certain non-nuclear fuel costs if the nuclear units do not operate at a predetermined capacity factor (the Generation Utilization Adjustment Clause or GUAC). For the GUAC year ended July 31, 1995, CL&P expects to defer approximately $86 million of GUAC fuel costs for projected nuclear performance below 72 percent. A one percent change in the GUAC factor from 72 percent results in additional revenues to be collected or refunded of approximately $6 million. As of March 31, 1995, CL&P has reserved approximately $18 million against the deferred GUAC costs, based on the methodology applied by the Department of Public Utility Control (DPUC) in previous GUAC decisions. Recovery of the deferred costs will be subject to review by the DPUC.

Maine Yankee Atomic Power Company (Maine Yankee) is the owner of an 860 MW nuclear electric generating unit (the Plant). The company, through CL&P, WMECO and PSNH, owns 20% of the common stock of Maine Yankee and purchases approximately the same percentage of the Plant's output at a rate based on Maine Yankee's costs. Like other pressurized water reactors, the Plant has been experiencing degradation of its steam generator tubes, primarily in the form of circumferential cracking. Until early 1995, the cracking was believed to be limited to a relatively small number of tubes.

During the current refueling and maintenance outage that began in February 1995, Maine Yankee detected substantially increased degradation of the steam generator tubes. Maine Yankee is continuing to assess the extent of the cracking and evaluating its options. The extent of tube cracking is sufficiently great that the Plant cannot return to operation without repairs that will result in substantial additional expenditures by Maine Yankee, with the Company being responsible for its pro rata share of non-capital costs under its power contracts. In addition, CL&P, WMECO and PSNH will incur additional costs for replacement power (estimated at approximately $1 million per month) until the Plant returns to service.

Maine Yankee intends to sleeve all 17,000 tubes in the Plant's three steam generators. Maine Yankee expects that the sleeving operation would begin in June and that the Plant would return to service near the end of 1995. The cost to Maine Yankee of the sleeving operation has not been determined, but could be approximately $40 million. If the capital cost of the sleeving operation exceeds the funds available to Maine Yankee itself (which is not currently expected), Maine Yankee might request equity contributions from its common stockholders, including CL&P, PSNH, and WMECO, under its capital funds agreement with them.
If requested, the stockholders are required to contribute their pro rata shares, subject in some cases to regulatory approval.

Environmental Matters

The company is potentially liable for environmental cleanup costs at a number of sites both inside and outside its service territories. To date, the future estimated environmental remediation liability has not been material with respect to the earnings or financial position of the company. In the first quarter of 1995, the company increased the liability recorded by approximately $3 million to approximately $14 million. These costs could rise to as much as $19 million if alternate remedies become necessary.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operations remained relatively unchanged for the first three months of 1995, as compared to 1994. Cash used for investments was approximately $16 million higher in 1995, as compared with 1994, primarily due to nuclear fuel purchases in December 1993 that were transferred to the nuclear fuel trust in January 1994 and higher investments in the decommissioning trust in 1995, partially offset by higher construction expenditures in 1995.

The NU system's construction program expenditures, including allowance for funds used during construction, amounted to approximately $50 million for the first three months of 1995, as compared to approximately $61 million during the same period in 1994.



RESULTS OF OPERATIONS

Comparison of the First Quarter of 1995 with the First Quarter of
- -----------------------------------------------------------------

1994
- ----

Operating revenues decreased approximately $21 million in the first quarter of 1995, as compared with 1994. The components of the change in operating revenues are as follows:


Changes in Operating Revenues                   Increase/(Decrease)
- -----------------------------                 ------------------
                                             (Millions of Dollars)

Regulatory decisions                               $ 23
Fuel, purchased power, and
 FPPAC cost recoveries                               (9)
Sales volume                                        (39)
Sales to other utilities                             (3)
Other revenues                                        7
                                                    ----
Total revenue change                               $(21)
                                                    ====

Revenues related to regulatory decisions increased primarily because of the retail rate increase for CL&P in July 1994 and the June 1994 retail rate increase for PSNH, partially offset by the June 1994 retail rate reduction for WMECO. Fuel, purchased power, and FPPAC cost recoveries decreased primarily due to lower revenues from lower sales to other outside utilities. Sales volume decreased as a result of lower retail kilowatt-hour sales in 1995. Retail sales decreased 5.3 percent for the first quarter of 1995 from 1994 sales level primarily due to extremely mild weather in the first three months of 1995.

Fuel, purchased, and net interchange power expense increased approximately $12 million in the first quarter of 1995, as compared with 1994, primarily because of a higher level of energy purchases from other utilities and a $5 million increase in the reserve against deferred GUAC costs.

Other operation expense increased approximately $6 million and maintenance expense decreased approximately $8 million. The increase in operation expense is due primarily to higher capacity charges from Maine Yankee which is in an extended refueling outage. The decrease in maintenance expense is due primarily to lower storm costs and lower maintenance costs at the nuclear units.

Amortization of regulatory assets, net decreased approximately $21 million in the first quarter of 1995, as compared with 1994, primarily because of the deferral of CL&P cogeneration expenses of $6 million a month which began in July 1994.

Federal and state income taxes decreased approximately $24 million in the first quarter of 1995, as compared with 1994, primarily because of lower book taxable income and an adjustment to the tax accrual for a favorable tax ruling.

Deferred nuclear plants return decreased approximately $6 million in the first quarter of 1995, as compared with 1994, primarily because the last 5 percent of CL&P's Millstone 3 investment was phased into rates on January 1, 1995.

Other income decreased approximately $7 million in the first quarter of 1995, as compared with 1994, primarily because of an increase to the environmental reserve and the write down of CL&P's investment in Millstone 3 as a result of a settlement agreement with the town of Wallingford, Connecticut.

Preferred dividends increased $3 million in the first quarter of 1995, as compared with 1994, primarily due to a charge to earnings for premiums on preferred stock redeemed in 1995.

                      PART II. OTHER INFORMATION


Item 1.   Legal Proceeding

1. On April 12, 1995, the Federal Energy Regulatory Commission (FERC) denied requests for reconsideration of its January 11, 1995 order granting CL&P's petition concerning the Southeastern Connecticut Regional Resources Recovery Authority project in Preston, Connecticut. In the January order, FERC ruled that states cannot require a utility to pay qualifying facilities greater than avoided costs. One party has appealed this decision to the United States Court of Appeals, and further appeals are expected.

For additional information on this proceeding, see "Item 3 - Legal Proceedings" in the NU's 1994 Form 10-K.


Item 5.   Other Information

1. On April 10, 1995, CL&P received a notice of opportunity from the Connecticut Department of Public Utility Control (DPUC) to brief the issues related to the outage at Millstone Unit 2, which ended on June 18, 1994, involving the repair of damage to a reactor coolant pump. The notice requested parties to submit briefs by May 3, 1995 on whether $13 million of replacement power costs related to the outage should be recovered through rates and whether hearings are necessary.

For additional information on this matter, see "Item 1. Business - Electric Operations - Nuclear Generation - Millstone Units" in the NU's 1994 Form 10-K.

2. On April 10, 1995, in connection with PSNH's 1994 integrated least cost resource plan filing, the New Hampshire Public Utilities Commission (NHPUC) ordered PSNH to conduct future least cost planning by evaluating resource options available to PSNH based on the economics of only the PSNH system, rather than the combined NU system. This ruling could have an adverse effect on the System's future resource planning. PSNH plans to seek rehearing of the NHPUC's decision regarding combined system planning.

3. On March 31, 1995, WMECO submitted its comments entitled "Path To A Competitive Future" in the Massachusetts Department of Public Utilities' electric utility restructuring docket. WMECO's comments paralleled those submitted by CL&P to the DPUC on March 22, 1995. A similar approach, tailored to the specific needs of its service territory, also was introduced by PSNH in the on-going roundtable set up by the NHPUC to deal with a more competitive market for electric utility services.

For additional information on this matter, see "Item 1. Business - Subsequent Events" in the NU's 1994 Form 10-K.

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



                                           NORTHEAST UTILITIES
                                           -------------------
                                             Registrant





Date    April 28, 1995           By  /s/ Bernard M. Fox
      --------------------      ----------------------------------
                                    Bernard M. Fox
                                    President and Chief
                                    Executive Officer




Date    April 28, 1995            By  /s/ John W. Noyes
      --------------------        --------------------------------
                                    John W. Noyes
                                    Vice President and Controller