Form 10-Q
period 1995-06-30
NORTHEAST UTILITIES
filed 1995-08-14
CIK 72741

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995
                                                 -------------


                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to
                                             --------    --------


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


      174 BRUSH HILL AVENUE, WEST SPRINGFIELD, MASSACHUSETTS (01090-0010)
      -------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)


                                 (413) 785-5871
                                 --------------

              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------


              Former name, former address, and formal fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or (15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such sorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X        No
                                 ---            ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                         Outstanding at July 31, 1995
            -----                         ----------------------------


Common Shares, $5.00 par value                 126,350,006 shares




                      NORTHEAST UTILITIES AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                       Page No.
                                                       --------


Part I.   Financial Information

 Item 1.  Financial Statements

      Consolidated Balance Sheets -
      June 30, 1995 and December 31, 1994                  2

      Consolidated Statements of Income -
      Three and Six Months Ended June 30,
      1995 and 1994                                        4

      Consolidated Statements of Cash Flows -
      Six Months Ended June 30, 1995 and 1994              5

      Notes to Consolidated Financial Statements           6

      Report of Independent Public Accountants             9

 Item 2.  Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations                                   10

Part II.  Other Information

 Item 1.  Legal Proceedings                               17

 Item 4.  Submission of Matters to a Vote
          by Security Holders                             17

 Item 5.  Other Information                               18

 Item 6.  Exhibits and Reports on Form 8-K                20

Signatures                                                21

























                                  PART I.  FINANCIAL INFORMATION

NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                              June 30,      December 31,
                                                                1995            1994
                                                           -------------   -------------
                                                               (Thousands of Dollars)
ASSETS
------

Utility Plant, at original cost:
  Electric................................................ $  9,400,210    $  9,334,912
  Other...................................................      158,516         157,632
                                                           -------------   -------------
                                                              9,558,726       9,492,544
     Less: Accumulated provision for depreciation.........    3,446,432       3,293,660
                                                           -------------   -------------
                                                              6,112,294       6,198,884
  Construction work in progress...........................      177,019         179,724
  Nuclear fuel, net.......................................      218,569         224,839
                                                           -------------   -------------
      Total net utility plant.............................    6,507,882       6,603,447
                                                           -------------   -------------
Other Property and Investments:
  Nuclear decommissioning trusts, at market...............      290,978         240,229
  Investments in regional nuclear generating
   companies, at equity...................................       81,901          82,464
  Investments in transmission companies, at equity........       25,126          26,106
  Other, at cost..........................................       52,965          40,896
                                                           -------------   -------------
                                                                450,970         389,695
                                                           -------------   -------------
Current Assets:
  Cash and special deposits...............................       31,325          34,579
  Receivables, net........................................      325,401         357,322
  Accrued utility revenues................................      127,581         142,788
  Fuel, materials, and supplies, at average cost..........      202,051         190,062
  Prepayments and other...................................       65,991          54,886
                                                           -------------   -------------
                                                                752,349         779,637
                                                           -------------   -------------
Deferred Charges:
  Regulatory assets:
    Income taxes,net......................................    1,117,415       1,124,119
    Unamortized PSNH acquisition costs....................      633,942         678,974
    Deferred costs--nuclear plants........................      197,188         233,145
    Unrecovered contract obligation--Yankee Atomic
     Electric Company.....................................      148,887         157,147
    Recoverable energy costs, net.........................      323,281         268,982
    Deferred demand-side-management costs.................      109,341         116,133
    Cogeneration costs-CL&P...............................       75,354          36,821
    Other.................................................      116,164         109,043
  Unamortized debt expense................................       38,722          33,517
  Other ..................................................       46,995          54,220
                                                           ------------    ------------
                                                              2,807,289       2,812,101
                                                           ------------    ------------



Total Assets.............................................. $ 10,518,490    $ 10,584,880
                                                           ============    ============


See accompanying notes to consolidated financial statements.






NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                 June 30,      December 31,
                                                                   1995            1994
                                                              -------------   -------------
                                                                  (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common shareholders' equity:
    Common shares, $5 par value--authorized
     225,000,000 shares; 134,715,095 shares issued and
     125,835,783 shares outstanding in 1995  and
     134,210,226 shares issued and 124,962,981 shares
     outstanding in 1994..................................... $    673,576    $    671,051
    Capital surplus, paid in.................................      918,122         904,371
    Deferred benefit plan--employee stock
      ownership plan.........................................     (205,532)       (213,324)
    Retained earnings........................................      965,102         946,988
                                                              -------------   -------------
           Total common shareholders' equity.................    2,351,268       2,309,086
  Preferred stock not subject to mandatory redemption........      169,700         234,700
  Preferred stock subject to mandatory redemption............      306,250         375,250
  Long-term debt.............................................    3,693,416       3,942,005
                                                              -------------   -------------
           Total capitalization..............................    6,520,634       6,861,041
                                                              -------------   -------------
Minority Interest in Consolidated Subsidiaries...............      100,040            -
                                                              -------------   -------------
Obligations Under Capital Leases.............................      176,243         166,018
                                                              -------------   -------------
Current Liabilities:
  Notes payable to banks.....................................      147,500         180,000
  Commercial paper...........................................       10,000          10,000
  Long-term debt and preferred stock--current
   portion...................................................      348,963         174,948
  Obligations under capital leases--current
   portion...................................................       63,614          73,103
  Accounts payable...........................................      235,092         280,942
  Accrued taxes..............................................       44,608          57,532
  Accrued interest...........................................       69,992          70,639
  Accrued pension benefits...................................       87,032          90,194
  Other......................................................      101,330          98,296
                                                              -------------    ------------
                                                                 1,108,131       1,035,654
                                                              -------------    ------------
Deferred Credits:
  Accumulated deferred income taxes..........................    2,033,282       1,968,230
  Accumulated deferred investment tax credits................      182,866         188,005
  Deferred contract obligation--Yankee Atomic
    Electric Company.........................................      148,887         157,147
  Other......................................................      248,407         208,785
                                                              -------------    ------------
                                                                 2,613,442       2,522,167
                                                              -------------    ------------

Commitments and Contingencies (Note 4)<F4>

           Total Capitalization and Liabilities.............. $ 10,518,490    $ 10,584,880
                                                              =============   =============


See accompanying notes to consolidated financial statements.




NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
           (Unaudited)

                                                    Three Months Ended            Six Months Ended
                                                         June 30,                     June 30,
                                                ---------------------------- ---------------------------
                                                     1995           1994          1995          1994
                                                -------------- ------------- ------------- -------------
                                                    (Thousands of Dollars, except share information)

Operating Revenues............................. $     840,333  $    854,627  $  1,785,038  $  1,820,801
                                                -------------- ------------- ------------- -------------
Operating Expenses:
 Operation --
  Fuel, purchased and net interchange power....       200,293       182,194       437,937       407,768
  Other........................................       223,187       220,021       449,740       440,195
 Maintenance...................................        67,736        76,957       127,878       145,591
 Depreciation..................................        85,749        80,375       173,502       163,782
 Amortization of regulatory assets, net........        30,269        51,107        60,170       101,838
 Federal and state income taxes................        57,264        60,380       128,515       151,365
 Taxes other than income taxes.................        59,031        59,905       124,804       127,015
                                                -------------- ------------- ------------- -------------
        Total operating expenses...............       723,529       730,939     1,502,546     1,537,554
                                                -------------- ------------- ------------- -------------
Operating Income...............................       116,804       123,688       282,492       283,247
                                                -------------- ------------- ------------- -------------

Other Income:
  Deferred nuclear plants return--other
    funds......................................         2,619         6,936         7,296        13,994
  Equity in earnings of regional nuclear
    generating and transmission companies......         3,880         3,743         6,217         7,107
  Other, net...................................         2,006         3,993        (2,637)        6,684
  Income taxes--credit.........................         3,680         1,786         9,451         3,481
                                                -------------- ------------- ------------- -------------
        Other income, net......................        12,185        16,458        20,327        31,266
                                                -------------- ------------- ------------- -------------
        Income before interest charges.........       128,989       140,146       302,819       314,513
                                                -------------- ------------- ------------- -------------

Interest Charges:
  Interest on long-term debt...................        80,375        77,779       160,579       156,833
  Other interest...............................         1,173         2,408         2,772         3,068
  Deferred nuclear plants return--borrowed
     funds.....................................        (3,325)      (11,984)      (11,649)      (23,816)
                                                -------------- ------------- ------------- -------------
        Interest charges, net..................        78,223        68,203       151,702       136,085
                                                -------------- ------------- ------------- -------------

       Income after interest charges...........        50,766        71,943       151,117       178,428

Preferred Dividends of Subsidiaries............         8,368        10,798        22,435        21,395
                                                -------------- ------------- ------------- -------------
Net Income..................................... $      42,398  $     61,145  $    128,682  $    157,033
                                                ============== ============= ============= =============

Earnings Per Common Share...................... $        0.34  $       0.49  $       1.03  $       1.26
                                                ============== ============= ============= =============

Common Shares Outstanding (average)............   125,776,304   124,586,316   125,448,064   124,480,229
                                                ============== ============= ============= =============



































See accompanying notes to consolidated financial statements.



NORTHEAST UTILITIES and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
           (Unaudited)

                                                                 Six Months Ended
                                                                     June 30,
                                                             -----------------------
                                                                 1995        1994
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  Income before preferred dividends of subsidiaries......... $  151,117  $  178,428
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................    173,502     163,782
    Deferred income taxes and investment tax credits, net...     85,173      69,685
    Deferred nuclear plants return, net of amortization.....     42,737      20,937
    Recoverable energy costs, net of amortization...........    (57,207)    (37,633)
    Amortization of PSNH acquisition costs..................     28,111      28,327
    Deferred demand-side management, net of amortization....      6,792       3,687
    Other sources of cash...................................     84,928      10,672
    Other uses of cash......................................    (59,529)    (40,217)
  Changes in working capital:
    Receivables and accrued utility revenues................     47,128      24,887
    Fuel, materials, and supplies...........................    (11,989)     (5,248)
    Accounts payable........................................    (45,850)    (23,673)
    Accrued taxes...........................................    (12,924)     17,195
    Other working capital (excludes cash)...................     (8,972)    (10,718)
                                                             ----------- -----------
Net cash flows from operating activities....................    423,017     400,111
                                                             ----------- -----------

Financing Activities:
  Issuance of common shares.................................     18,464       7,230
  Issuance of long-term debt................................       -        485,000
  Issuance of Monthly Income
   Preferred Securities.....................................    100,000        -
  Net (decrease) increase in short-term debt................    (32,500)    129,000
  Reacquisitions and retirements of long-term debt..........    (81,048)   (757,573)
  Reacquisitions and retirements of preferred stock.........   (133,175)     (1,500)
  Cash dividends on preferred stock.........................    (22,435)    (21,394)
  Cash dividends on common shares...........................   (110,313)   (109,519)
                                                             ----------- -----------
Net cash flows used for financing activities................   (261,007)   (268,756)
                                                             ----------- -----------
Investment Activities:
  Investment in plant:
    Electric and other utility plant........................   (110,387)   (123,721)
    Nuclear fuel............................................    (11,766)      8,816
                                                             ----------- -----------
  Net cash flows used for investments in plant..............   (122,153)   (114,905)
  Other investment activities, net..........................    (43,111)    (18,002)
                                                             ----------- -----------
Net cash flows used for investments.........................   (165,264)   (132,907)
                                                             ----------- -----------
Net Decrease In Cash For The Period.........................     (3,254)     (1,552)
Cash and special deposits - beginning of period.............     34,579      32,008
                                                             ----------- -----------
Cash and special deposits - end of period................... $   31,325  $   30,456
                                                             =========== ===========






See accompanying notes to consolidated financial statements.

                      NORTHEAST UTILITIES AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   General

The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report of Northeast Utilities
(the company or NU) on Form 10-K for the year ended December 31, 1994 (1994 Form 10-K). In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1995, the results of operations for the three and six months ended June 30, 1995 and 1994, and the statements of cash flows for the six months ended June 30, 1995 and 1994. The results of operations for the three and six months ended June 30, 1995 and 1994 are not necessarily indicative of the results expected for a full year.

Certain reclassifications of prior period data have been made to conform with the current period presentation.

2.   Accounting for Long-Lived Assets

The company's accounting policies and the accompanying consolidated financial statements conform to generally accepted accounting principles applicable to rate-regulated enterprises and reflect the effects of the ratemaking process in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for Certain Types of Regulation" (SFAS 71). In the event that any portion of the company's operations is no longer subject to the provisions of SFAS 71, as a result of a change in the cost-of-service based regulatory structure or the effects of competition, the company would be required to write off related regulatory assets and liabilities. In addition, the company would be required to determine any impairment to other assets and write down these assets to their fair value.

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS
121), issued in March 1995 and effective January 1, 1996, establishes accounting standards for the impairment of long-lived assets. SFAS 121 requires that regulatory assets which are no longer probable of recovery through future revenues be charged to earnings. Based upon the current regulatory environment in the company's service area, it is not expected that SFAS 121 would have a material impact on the financial position or results of operations of the company upon adoption. This conclusion may change in the future as competitive factors influence wholesale and retail pricing in the electric utility industry, or if the cost-of-service based regulatory structure were to change.



3.   Derivative Financial Instruments

The Connecticut Light and Power Company (CL&P), a wholly owned subsidiary of NU, uses fuel-swap agreements with financial institutions to hedge against well-defined fuel-price risk created by negotiated energy contracts. CL&P does not use these agreements for trading purposes. Those fuel swap agreements minimize exposure associated with rising fuel prices and effectively fix CL&P's cost of fuel for these negotiated energy contracts. Under the swap agreements, CL&P exchanges monthly payments based on the differential between a fixed or variable price for the associated fuel. These swap agreements have been made with various financial institutions, each of which is rated "A" or better by Standards & Poor's rating group. CL&P is exposed to credit risk on its fuel swaps if the counterparties fail to perform their obligations. However, management anticipates that the counterparties will be able to fully satisfy their obligations under the contracts.

As of August 10, 1995, CL&P had outstanding fuel-swap agreements with a total notional value of approximately $257 million. As of July 31, 1995, the fuel-swaps outstanding on that date had a negative mark-to-market position of approximately $3 million.

For further information on Derivative Financial Instruments, see the Notes to Consolidated Financial Statements in NU's March 31, 1995 Form 10-Q and in its 1994 Form 10-K.

4.   Commitments and Contingencies

Construction Program: For information regarding the construction program, see the Notes to Consolidated Financial Statements in NU's 1994 Form 10-K.

Nuclear Performance: For further information regarding the performance of the NU system's nuclear units, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in NU's March 31, 1995 Form 10-Q, and the Notes to Consolidated Financial Statements in NU's 1994 Form 10-K.

PSNH Rate Agreement: Effective June 1, 1995, the sixth of seven successive 5.5 percent annual increases went into effect for PSNH's base retail rates. For further information regarding the PSNH Rate Agreement, see the Notes to Consolidated Financial Statements in NU's 1994 Form 10-K.

Environmental Matters: For additional information regarding environmental matters, see the Notes to Consolidated Financial Statements in NU's March 31, 1995 Form 10-Q and 1994 Form 10-K.


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

Hydro-Quebec: For information regarding Hydro-Quebec, see the Notes to Consolidated Financial Statements in NU's 1994 Form 10-K.

5.   Workforce Reduction

For information regarding the NU system's workforce reduction program, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q.


                    Report of Independent Public Accountants
                    ----------------------------------------




To Northeast Utilities:

We have reviewed the accompanying consolidated balance sheet of Northeast Utilities (a Massachusetts trust) and subsidiaries as of June 30, 1995, and the related consolidated statements of income for the three and six-month periods ended June 30, 1995 and 1994, and the consolidated statements of cash flows for the six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the company's management.



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


    Hartford, Connecticut
    August 8, 1995



                      NORTHEAST UTILITIES AND SUBSIDIARIES

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations



This section contains management's assessment of Northeast Utilities' (NU or the company) financial condition and the principal factors having an impact on the results of operations. This discussion should be read in conjunction with the company's consolidated financial statements and footnotes and Management's Discussion and Analysis in the 1994 Form 10-K and the First Quarter 1995 Form 10-Q.


FINANCIAL CONDITION

Overview

The company's earnings decreased to $1.03 per common share for the six months ended June 30, 1995, from $1.26 for the same period in 1994. Earnings per share decreased to $0.34 for the three months ended
June 30, 1995, from $0.49 for the same period in 1994. The decrease in earnings from 1994 for the six-month period is primarily attributable to lower retail kilowatt-hour sales as a result of mild weather in the first quarter of 1995 and higher fuel and purchased-power costs, partially offset by the continued deferral of cogeneration expenses in Connecticut and a reduction in maintenance costs. NU's retail kilowatt-hour sales through June 1995 were down by 2.9 percent from 1994, which had colder than normal weather in the first quarter.

The decrease in earnings for the three-month period is primarily attributable to higher fuel and purchased-power costs and lower revenues from wholesale sales.

Workforce Reductions



In July, 1995, NU announced a program aimed at reducing the nuclear organization's total workforce by approximately 250 employees by the end of January 1996. An early retirement program is available to approximately 155 eligible employees of NU's subsidiaries, who will be at least age 55 with ten years of service as of January 1, 1996. The employees have until September 15, 1995, to make their decisions. The balance of the workforce reduction will be achieved through attrition and layoffs. The estimated cost of the early retirements and layoffs could be in the range of $10 to $12 million.

Retail Wheeling and Utility Restructuring

See "Part II. Item 5. Other Information" for updated information concerning retail wheeling and utility restructuring.



Regulatory Matters

Connecticut

On June 30, 1995, the Department of Public Utility Control (DPUC) approved a transaction between The Connecticut Light and Power Company (CL&P) and the O'Brien EPA cogeneration facility (O'Brien) which allows CL&P to terminate its existing agreement to purchase power from O'Brien and, in turn, enter into an agreement to purchase an equivalent amount of power at lower rates from Citizens Lehman Power LP. CL&P will apply 100% of the savings from the new agreements to reduce the balance of deferred cogeneration expenses ($73 million as of June 30, 1995). The savings are estimated to be $59 million over 15 years with $39 million of the savings anticipated in the first 5 years. The transaction is expected to close in August 1995.


New Hampshire

Effective June 1, 1995, Public Service Company of New Hampshire (PSNH) put into effect the sixth of seven successive 5.5 percent annual retail rate increases called for by the 1989 Rate Agreement. This action followed the failure of negotiations with the Governor and the Attorney General of New Hampshire to amend the 1989 Rate Agreement to address the future levels of PSNH's rates as well as other items concerning the transition to a more competitive environment.

Furthermore, administrative decisions of the New Hampshire Public Utilities Commission (NHPUC), legislation enacted by the New Hampshire legislature, and comments by the Governor of New Hampshire have brought into question the future regulatory environment in New Hampshire. PSNH plans to appeal the recent NHPUC decision relating to the exclusivity of electric utility franchises in New Hampshire and continues to evaluate other options for protecting its interests.

See "Part II. Item 5. Other Information" for more information regarding recent legislation and the Freedom Electric Power Company decision.

The costs associated with purchases by PSNH from certain nonutility generators
(NUGs) over the level assumed in rates are deferred and recovered over ten-year periods through the Fuel and Purchased Power Adjustment Clause (FPPAC). At June 30, 1995, the unrecovered deferrals were approximately $185 million.

PSNH has reached tentative agreements with the six remaining wood-fired NUGs. These agreements will result in significant savings to customers if contracts are finalized and approved by the NHPUC.

Nuclear Performance



The composite capacity factor of the five nuclear generating units that the NU system operates -- including the Connecticut Yankee nuclear unit (CY) -- was
61.7 percent for the six months ended June 30, 1995, as compared with 61.0 percent for the same period in 1994. The low capacity factor in 1995 is primarily the result of the extended refueling and maintenance outage for Millstone 2.

The Millstone Unit 2 refueling and maintenance outage extended into July 1995 in order to complete previously identified work. The Nuclear Regulatory Commission completed its assessment of the unit's readiness to restart in late June, and in a letter dated July 20, 1995, concluded that the deficiencies responsible for the extended shutdown had been addressed and sufficient progress had been demonstrated to support safe restart of the unit.

Additional work identified during start-up testing has now been completed, and the unit returned to service on August 4, 1995. However, on August 8, 1995, the unit shut down due to a pipe break in the turbine building, and the unit's return to service is under evaluation.

Total replacement power costs attributable to the extension of the outage for CL&P and Western Massachussetts Electric Company (WMECO) are in the range of $10 million per month. In addition, operation and maintenance (O&M) costs to be incurred during the outage are estimated to be $69 million, an increase of $36 million as a result of the extended outage. The recovery of the replacement power and O&M costs is subject to prudence reviews in both Connecticut and Massachusetts.

CL&P has a mechanism that has been in operation since 1979 designed to recover or refund certain nonnuclear fuel costs if the nuclear units do not operate at a predetermined capacity factor (the Generation Utilization Adjustment Clause or
GUAC).


On June 12, 1995, CL&P won its appeal in The Connecticut Superior Court of the GUAC disallowance (approximately $8 million) that occurred for the 1992-1993 GUAC year. The DPUC, the Connecticut Office of Consumer Counsel(OCC) and the Connecticut Industrial Energy Consumers have subsequently appealed that decision to the Connecticut Appellate Court. The disallowed portion of the 1993-1994 GUAC balance (approximately $8 million) is also under appeal in Superior Court. However, a decision has not been issued in that case.

In August 1995, CL&P filed its annual GUAC filing with the DPUC. Subject to regulatory approval, CL&P proposed to bill the GUAC amount for the period over eighteen months rather than twelve. The GUAC deferral for the GUAC year ended July 31, 1995 was approximately $98 million. However, in calculating the amount to be billed, CL&P is required by a previous order of the DPUC (which is under appeal in the proceeding mentioned in the previous paragraph) to reduce the GUAC deferral by the amount of the base fuel "overrecoveries." The overrecovery amount for this GUAC period is estimated to be $25 million. The amount proposed to be billed to customers over the eighteen-month period commencing September 1, 1995, is, therefore, approximately $73 million. As of June 30, 1995, CL&P has reserved approximately $25 million for such "overrecoveries" against the deferred GUAC costs.

While the company is unable to predict the outcome of possible prudence reviews of its nuclear operations or the GUAC overrecoveries issues, management believes that the ultimate resolution of these matters will not have a material adverse impact on the company's financial position or the results of its operations.

In June 1995, Maine Yankee Atomic Power Company (Maine Yankee) began an operation to sleeve all 17,000 tubes in the plant's three steam generators. Maine Yankee expects that the plant will return to service near the end of 1995.
 The approximate cost to Maine Yankee of the sleeving operation has been determined to be $40 million, which will be expensed. The company through CL&P, WMECO, and PSNH will be billed by Maine Yankee for its pro rata share (aggregating 20 percent) of these costs over the next six months, under its power contracts. In addition, CL&P, WMECO, and PSNH will incur additional costs for replacement power (estimated at $1 million per month) until Maine Yankee returns to service.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operations increased approximately $23 million for the first six months of 1995, as compared to 1994, primarily due to payments received under a new wholesale power contract in 1995. Cash used for financing activities decreased approximately $8 million primarily due to the issuance of additional common shares in 1995 as a result of the company's Employee Stock Ownership Plans. Cash used for investments increased approximately $32 million primarily due to higher investments in the decommissioning trust in 1995.

RESULTS OF OPERATIONS

Comparison of the Second Quarter of 1995 with the Second Quarter
-----------------------------------------------------------------
of 1994
-------

Operating revenues decreased approximately $14 million in the second quarter of 1995, as compared with 1994. The components of the change in operating revenues are as follows:


Changes in Operating Revenues                Increase/(Decrease)

-----------------------------                 -------------------
                                            (Millions of Dollars)

Regulatory decisions                                    $ 16
Wholesale revenues                                       (10)
Fuel, purchased power, and
 FPPAC cost recoveries                                    (7)
Other                                                    (13)
                                                         ----
Total revenue change                                    $(14)
                                                         ====

Revenues related to regulatory decisions increased primarily because of the retail rate increase for CL&P in July 1994 and the June 1994 and 1995 retail rate increases for PSNH, partially offset by the June 1994 retail rate reduction for WMECO. Wholesale revenues decreased primarily due to capacity sales contracts that expired at the end of 1994. Fuel, purchased-power, and FPPAC cost recoveries decreased primarily due to lower revenues from sales to non-affiliated utilities. Other includes additional negotiated rate reductions for retail customers. Retail kilowatt-hour sales were unchanged from 1994 for the quarter.

Fuel, purchased, and net interchange power expense increased approximately $18 million in the second quarter of 1995, as compared with 1994, primarily because of a higher level of energy purchases from other utilities as a result of the extended Millstone 2 outage and a $6 million increase in the reserve for overrecoveries against deferred GUAC costs.

Other operation expense increased approximately $3 million and maintenance expense decreased approximately $9 million. The increase in operation expense is due primarily to higher capacity charges from the regional nuclear units primarily due to Maine Yankee, which is in an extended refueling outage, and Vermont Yankee, which began an outage in March 1995. The decrease in maintenance expense is due primarily to lower maintenance costs at the nuclear and fossil units and lower storm costs.

Amortization of regulatory assets, net decreased approximately $20 million in the second quarter of 1995, as compared with 1994, primarily because of the deferral of CL&P cogeneration expenses of $6 million a month which began in July 1994.

Federal and state income taxes decreased approximately $5 million in the second quarter of 1995, as compared with 1994, primarily because of lower book taxable income.

Deferred nuclear plants return decreased approximately $13 million in the second quarter of 1995, as compared with 1994, primarily because the last 5 percent of CL&P's Millstone 3 investment was phased into rates on January 1, 1995, an additional 15 percent of NAEC's Seabrook 1 investment was phased into rates on May 1, 1995, and a one-time adjustment to NAEC's Seabrook 1 deferred return of approximately $5 million in June 1995.



Comparison of the First Six Months of 1995 with the First Six
-------------------------------------------------------------
Months of 1994
--------------

Operating revenues decreased approximately $36 million in the first six months of 1995, as compared with 1994. The components of the change in operating revenues are as follows:


Operating Revenues                            Increase/(Decrease)
-----------------------------                 -------------------
                                            (Millions of Dollars)

Regulatory decisions                               $ 38
Retail Sales volume                                 (39)
Fuel, purchased power, and
 FPPAC cost recoveries                              (16)
Wholesale revenues                                  (13)
Other                                                (6)
                                                    ----
Total revenue change                               $(36)
                                                    ====

Revenues related to regulatory decisions increased primarily because of the retail rate increase for CL&P in July 1994 and the June 1994 and 1995 retail rate increases for PSNH, partially offset by the June 1994 retail rate reduction for WMECO. Retail sales volume decreased 2.9 percent for the first six months of 1995 from 1994 sales levels primarily due to mild weather in the first quarter of 1995. Fuel, purchased-power, and FPPAC cost recoveries decreased primarily due to lower revenues from sales to non-affiliated utilities. Wholesale revenues decreased primarily due to capacity sales contracts expiring at the end of 1994.

Fuel, purchased, and net interchange power expense increased approximately $30 million in the first six months of 1995, as compared with 1994, primarily because of a higher level of energy purchases from other utilities as a result of the extended Millstone 2 outage and a $12 million increase in the reserve for overrecoveries against deferred GUAC costs.


Other operation expense increased approximately $10 million and maintenance expense decreased approximately $18 million. The increase in operation expense is due primarily to higher capacity charges from the regional nuclear units primarily due to Maine Yankee which is in an extended refueling outage and Vermont Yankee which began an outage in March 1995. The decrease in maintenance expense is due primarily to lower maintenance costs at the nuclear and fossil units and lower storm costs.

Amortization of regulatory assets, net decreased approximately $42 million in the first six months of 1995, as compared with 1994, primarily because of the deferral of CL&P cogeneration expenses of $6 million a month which began in July 1994.

Federal and state income taxes decreased approximately $29 million in the first six months of 1995, as compared with 1994, primarily because of lower book taxable income and a first quarter adjustment to the tax accrual for a favorable tax ruling.

Deferred nuclear plants return decreased approximately $19 million in the first six months of 1995, as compared with 1994, primarily because the last 5 percent of CL&P's Millstone 3 investment was phased into rates on January 1, 1995, an additional 15 percent of NAEC's Seabrook 1 investment was phased into rates on May 1, 1995, and because of a one-time adjustment to NAEC's Seabrook 1 deferred return of $5 million in June 1995.

Other income decreased approximately $9 million in the first six months of 1995, as compared with 1994, primarily because of an increase to the environmental reserve, the write-down of CL&P's investment in Millstone 3 as a result of a settlement agreement with the town of Wallingford, Connecticut, and the amortization in 1994 of the customer portion of a 1993 property tax disallowance.



                         PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

1. On August 3, 1995, CL&P filed a petition for declaratory rulings with the DPUC to determine whether Texas-Ohio Power Company (Texas-Ohio), which has built a small cogeneration plant in Manchester, Connecticut, can sell electricity from that plant to two CL&P retail customers in that town. On that same date, CL&P also sought in Hartford Superior Court a temporary restraining order, preliminary injunction and permanent injunction against Texas-Ohio selling electricity to CL&P's retail customers.

2. On May 23, 1995, the U.S. Court of Appeals for the First Circuit affirmed the Federal Energy Regulatory Commission's (FERC) order on the Seabrook Power Contract. The court held that FERC had correctly applied the "public interest standard" to modify terms of the contract. The order affects only future changes to the Seabrook Power Contract, including changes to decommissioning charges and rate of return.

For additional information on these proceedings, see "Item 3 - Legal Proceedings" in NU's 1994 Form 10-K.

Item 4.   Submission of Matters to a Vote of Security Holders{PRIVATE }

At the Annual Meeting of Shareholders of NU held on May 23, 1995, the shareholders voted to fix the number of Trustees for the ensuing year at thirteen. The vote fixing the number of Trustees was 107,521,831 votes in favor and 2,707,017 votes against, with 2,741,364 abstentions and broker nonvotes.


At the Annual Meeting, the following thirteen nominees were elected to serve on the Board of Trustees by the votes set forth below:

                                  For        Against     Abstain
                                  ---        -------     -------

1.  Alfred F. Boschulte        109,937,413  1,463,797   1,569,002
2.  Cotton Mather Cleveland    110,289,041  1,112,168   1,569,002
3.  George David               107,042,387  4,358,822   1,569,002
4.  William B. Ellis           109,792,606  1,608,603   1,569,002
5.  Bernard M. Fox             109,691,571  1,709,638   1,569,002
6.  Gaynor N. Kelley           110,267,750  1,113,459   1,569,002
7.  Elizabeth T. Kennan        110,202,379  1,198,830   1,569,002
8.  Denham C. Lunt, Jr.        110,241,289  1,159,920   1,569,002
9.  William J. Pape II         110,219,892  1,181,317   1,569,002
10. Robert E. Patricelli       110,270,267  1,130,942   1,569,002
11. Norman C. Rasmussen        110,268,270  1,132,939   1,569,002
12. John F. Swope              110,303,396  1,097,813   1,569,002
13. John F. Turner             109,997,715  1,403,494   1,569,002

NU's shareholders also ratified the Board of Trustees' selection of Arthur Anderson LLP to serve as independent auditors of NU and its subsidiaries for 1995. The vote ratifying such selection was 109,127,834 votes in favor and 2,100,187 votes against, with 1,742,191 abstentions and broker nonvotes.

Item 5.   Other Information

1. On June 20, 1995, the staff of the Securities and Exchange Commission recommended "conditional repeal" of the Public Utility Holding Company Act of 1935 and substantial loosening of rules presently restricting NU's capital-

raising and diversification activities. Repeal is subject to approving legislation in Congress, which has yet to be introduced. Comments on the rules are due in September.

For additional information on this matter, see "Business - Public Utility Regulation" in NU's 1994 Form 10-K.

2.   On July 14, 1995, the Connecticut Department of Public Utility Control
(DPUC) issued its final decision in the Connecticut restructuring docket. The decision stressed the importance of retaining the benefits of the existing electric system, which it described as the "least costly and most reliable in the world." The decision established thirteen principles to guide the restructuring process in Connecticut. The decision also offered 25 recommendations for restructuring, which are generally consistent with NU's "Path to a Competitive Future" restructuring proposal. One key conclusion was that retail access could result in benefits to customers under certain circumstances, but addressing the many transition issues must precede such access. In addition, the decision concluded that utilities are entitled to a reasonable opportunity to recover costs potentially stranded by the evolution toward competitive markets.

For additional information on this matter, see "Business - Subsequent Events" in NU's 1994 Form 10-K.

3. Under legislation effective June 19, 1995, the New Hampshire Public Utility Commission (NHPUC) can approve a retail wheeling pilot program to begin no earlier than January 1, 1996. The new law creates a legislative study committee to investigate the future of the electric industry and state regulation, with a scheduled report date of November 1995.



     The bill also permits economic development and business retention rates to be offered to new or expanding business and to manufacturers threatening to leave the state or close their operations. PSNH filed economic development and business retention rate tariffs on June 26, 1995. On July 14, 1995, the NHPUC suspended the tariffs and denied PSNH's requests to approve the new rates on a temporary basis.

For additional information on this matter, see "Business - Competition and Marketing - Retail Marketing" in NU's 1994 Form 10-K.



4. On June 6, 1995, in a 2-1 decision involving Freedom Electric Power Company's (FEPCo) petition to serve selected large PSNH customers, the NHPUC found that electric utility franchises in New Hampshire are not exclusive as a matter of law. The NHPUC also found that the approval of competition in PSNH's territory in no way affected the State of New Hampshire's commitment to the 1989 Rate Agreement with PSNH because rates were not being affected. PSNH plans to appeal this decision.

     On July 14, 1995, FEPCo filed a petition for declaratory ruling with the FERC requesting a ruling that FEPCo is entitled to wheeling services from PSNH.

For additional information on this proceeding, see "Business - Competition and Marketing - Retail Marketing" in NU's 1994 Form 10-K.

5. On May 23, 1995, the NHPUC denied PSNH's motion for rehearing in PSNH's least cost planning proceeding. In an April 1995 decision, the NHPUC had required PSNH to conduct future resource planning based on only the economics of PSNH, rather than the combined NU system.


For additional information on this proceeding, see "Other Information" in NU's 1995 Form 10-Q for the quarter ended March 31, 1995.

6. In June 1995, the State of South Carolina withdrew from membership in the Southeast Interstate Low-Level Radioactive Waste Management Compact and re-opened its Barnwell low-level radioactive waste (LLRW) disposal facility to low-level waste generators from states situated outside that compact's region. NU is arranging for disposal of its LLRW at Barnwell, and shipments are presently scheduled to begin in mid-August. NU continues to explore other LLRW disposal options.

For additional information on this matter, see "Business - Electric Operations - Nuclear Generation - Low Level Radioactive Waste" in NU's 1994 Form 10-K.

7.   On June 22, 1995, The United States Court of Federal Claims held in Yankee
                                                                         ------

Atomic Electric Company v. The United States that as applied to Yankee Atomic
--------------------------------------------

Electric Company (YAEC), the Uranium Enrichment Decontamination and Decommissioning Fund, which pursuant to the 1992 Energy Policy Act imposes an annual "special assessment" on domestic utilities, is an unlawful add-on to the bargained-for contract price for enriched uranium. As a result, the federal government must refund the approximately $3.0 million that YAEC has paid into the fund since its inception. NU is evaluating the applicability of this decision to the $21 million that the System companies have already paid into the fund, and whether this alters the System companies' obligation to pay such special assessments in the future. This decision is subject to appeal.

For additional information on this proceeding, see "Business - Electric Operations - Nuclear Generation - Decommissioning" in NU's 1994 Form 10-K.



8. On May 25, 1995, approximately 370 union employees of WMECO and Holyoke Water Power Company (HWP) initiated a strike against their respective companies. The strike has had no material financial effect on NU to date.

For additional information on this proceeding, see "Business - Employees" in NU's 1994 Form 10-K.

9. On August 1, 1995, pursuant to a management succession plan that was introduced on January 29, 1992, William B. Ellis resigned as Chairman of NU's Board of Trustees, and Bernard M. Fox assumed that position. Mr. Ellis also resigned from the Board of Directors of NU's electric operating and certain other of its subsidiaries.

For more information regarding this matter, see "Item 5. Other Events" in NU's Form 8-K, dated January 29, 1992.

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



                                           NORTHEAST UTILITIES
                                           -------------------
                                                Registrant





Date    August 11, 1995     By  /s/ Bernard M. Fox
      ------------------        ----------------------------------
                                    Bernard M. Fox
                                    President and Chief
                                    Executive Officer




Date    August 11, 1995     By  /s/ John W. Noyes
      ------------------        ----------------------------------

                                    John W. Noyes
                                    Vice President and Controller







































                                                    Exhibit 15



August 8, 1995



To Northeast Utilities:

We are aware that Northeast Utilities has incorporated by reference in its Registration Statement No. 33-34622, No. 33-40156, and No. 33-44814 its
Form 10-Q for the quarter ended June 30, 1995 which includes our report dated August 8, 1995 covering the unaudited interim financial information contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.

Very truly yours,

/s/ Arthur Andersen LLP


    Arthur Andersen LLP