Form 10-Q
period 1995-09-30
NORTHEAST UTILITIES
filed 1995-11-14
CIK 72741

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

              For the transition period from          to
                                             --------    --------


                         Commission File Number 1-5324

                              NORTHEAST UTILITIES
             (Exact Name of registrant as specified in its charter)

          MASSACHUSETTS                            04-2147929
     (State or other jurisdiction              (I.R.S. Employer
    of incorporation or organization)         Identification No.)


      174 BRUSH HILL AVENUE, WEST SPRINGFIELD, MASSACHUSETTS (01090-0010)
     (Address of principal executive offices)             (Zip Code)


                                 (413) 785-5871
              (Registrant's telephone number, including area code)

                                 Not Applicable

             (Former name, former address, and former fiscal year,
                         if changed since last report)


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

            Class                      Outstanding at October 31, 1995

Common Shares, $5.00 par value                 135,562,456 shares
                      NORTHEAST UTILITIES AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                       Page No.

Part I.   Financial Information

 Item 1.  Financial Statements

      Consolidated Balance Sheets -
      September 30, 1995 and December 31, 1994             2

      Consolidated Statements of Income -
      Three and Nine Months Ended September 30,
      1995 and 1994                                        4

      Consolidated Statements of Cash Flows -
      Nine Months Ended September 30, 1995 and 1994        5

      Notes to Consolidated Financial Statements           6

      Report of Independent Public Accountants             9

 Item 2.  Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations                                   10

Part II.  Other Information

 Item 1.  Legal Proceedings                               16
 Item 5.  Other Information                               16

 Item 6.  Exhibits and Reports on Form 8-K                19

Signatures                                                20


                                 PART I.  FINANCIAL INFORMATION

NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                            September 30,   December 31,
                                                                1995            1994
                                                           -------------   -------------
                                                               (Thousands of Dollars)
ASSETS
------

Utility Plant, at original cost:
  Electric................................................ $  9,434,003    $  9,334,912
  Other...................................................      153,969         157,632
                                                           -------------   -------------
                                                              9,587,972       9,492,544
     Less: Accumulated provision for depreciation.........    3,541,919       3,293,660
                                                           -------------   -------------
                                                              6,046,053       6,198,884
  Construction work in progress...........................      206,931         179,724
  Nuclear fuel, net.......................................      200,784         224,839
                                                           -------------   -------------
      Total net utility plant.............................    6,453,768       6,603,447
                                                           -------------   -------------
Other Property and Investments:
  Nuclear decommissioning trusts, at market...............      304,811         240,229
  Investments in regional nuclear generating
   companies, at equity...................................       82,311          82,464
  Investments in transmission companies, at equity........       24,277          26,106
  Other, at cost..........................................       56,663          40,896
                                                           -------------   -------------
                                                                468,062         389,695
                                                           -------------   -------------
Current Assets:
  Cash and special deposits...............................       51,206          34,579
  Receivables, net........................................      365,157         357,322
  Accrued utility revenues................................      121,027         142,788
  Fuel, materials, and supplies, at average cost..........      207,499         190,062
  Recoverable energy costs, net--current portion..........       83,419          19,522
  Prepayments and other...................................       60,612          35,364
                                                           -------------   -------------
                                                                888,920         779,637
                                                           -------------   -------------
Deferred Charges:
  Regulatory assets:
    Income taxes,net......................................    1,125,630       1,124,119
    Unamortized PSNH acquisition costs....................      611,426         678,974
    Deferred costs--nuclear plants........................      179,076         233,145
    Unrecovered contract obligation--Yankee Atomic
     Electric Company.....................................      145,155         157,147
    Recoverable energy costs, net.........................      251,677         268,982
    Deferred demand-side-management costs.................      108,253         116,133
    Cogeneration costs-CL&P...............................       85,889          36,821
    Other.................................................      104,339         109,043
  Unamortized debt expense................................       37,563          33,517
  Other ..................................................       47,983          54,220
                                                           ------------    ------------
                                                              2,696,991       2,812,101
                                                           ------------    ------------


Total Assets.............................................. $ 10,507,741    $ 10,584,880
                                                           ============    ============

See accompanying notes to consolidated financial statements.





NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                               September 30,   December 31,
                                                                   1995            1994
                                                              -------------   -------------
                                                                  (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common shareholders' equity:
    Common shares, $5 par value--authorized
     225,000,000 shares; 135,180,057 shares issued and
     126,465,580 shares outstanding in 1995  and
     134,210,226 shares issued and 124,962,981 shares
     outstanding in 1994..................................... $    675,900    $    671,051
    Capital surplus, paid in.................................      927,099         904,371
    Deferred benefit plan--employee stock
      ownership plan.........................................     (201,716)       (213,324)
    Retained earnings........................................      999,065         946,988
                                                              -------------   -------------
           Total common shareholders' equity.................    2,400,348       2,309,086
  Preferred stock not subject to mandatory redemption........      169,700         234,700
  Preferred stock subject to mandatory redemption............      302,500         375,250
  Long-term debt.............................................    3,695,807       3,942,005
                                                              -------------   -------------
           Total capitalization..............................    6,568,355       6,861,041
                                                              -------------   -------------
Minority Interest in Consolidated Subsidiaries...............      100,010            -
                                                              -------------   -------------
Obligations Under Capital Leases.............................      148,598         166,018
                                                              -------------   -------------
Current Liabilities:
  Notes payable to banks.....................................       67,500         180,000
  Commercial paper...........................................         -             10,000
  Long-term debt and preferred stock--current
   portion...................................................      294,972         174,948
  Obligations under capital leases--current
   portion...................................................       85,637          73,103
  Accounts payable...........................................      227,143         280,942
  Accrued taxes..............................................      123,921          57,532
  Accrued interest...........................................       83,426          70,639
  Accrued pension benefits...................................       92,246          90,194
  Other......................................................       95,315          98,296
                                                              -------------    ------------
                                                                 1,070,160       1,035,654
                                                              -------------    ------------
Deferred Credits:
  Accumulated deferred income taxes..........................    2,028,594       1,968,230
  Accumulated deferred investment tax credits................      180,404         188,005
  Deferred contract obligation--Yankee Atomic
    Electric Company.........................................      145,155         157,147
  Other......................................................      266,465         208,785
                                                              -------------    ------------
                                                                 2,620,618       2,522,167
                                                              -------------    ------------

Commitments and Contingencies (Note 5)<F5>

           Total Capitalization and Liabilities.............. $ 10,507,741    $ 10,584,880
                                                              =============   =============

See accompanying notes to consolidated financial statements.



NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                    Three Months Ended            Nine Months Ended
                                                       September 30,                September 30,
                                                ---------------------------- ---------------------------
                                                     1995           1994          1995          1994
                                                -------------- ------------- ------------- -------------
                                                    (Thousands of Dollars, except share information)

Operating Revenues............................. $     985,092  $    923,708  $  2,770,130  $  2,744,509
                                                -------------- ------------- ------------- -------------
Operating Expenses:
 Operation --
  Fuel, purchased and net interchange power....       242,923       220,694       680,860       628,462
  Other........................................       244,351       237,505       694,091       677,700
 Maintenance...................................        70,048        76,259       197,926       221,850
 Depreciation..................................        89,514        84,933       263,016       248,715
 Amortization of regulatory assets, net........        36,727        29,244        96,897       131,082
 Federal and state income taxes................        76,954        75,558       205,469       226,923
 Taxes other than income taxes.................        63,416        63,633       188,220       190,648
                                                -------------- ------------- ------------- -------------
        Total operating expenses...............       823,933       787,826     2,326,479     2,325,380
                                                -------------- ------------- ------------- -------------
Operating Income...............................       161,159       135,882       443,651       419,129
                                                -------------- ------------- ------------- -------------

Other Income:
  Deferred nuclear plants return--other
    funds......................................         3,431         6,777        10,727        20,771
  Equity in earnings of regional nuclear
    generating and transmission companies......         3,637         3,687         9,854        10,794
  Other, net...................................         3,270        (4,125)          633         2,559
  Income taxes--credit.........................         1,444         6,482        10,895         9,963
                                                -------------- ------------- ------------- -------------
        Other income, net......................        11,782        12,821        32,109        44,087
                                                -------------- ------------- ------------- -------------
        Income before interest charges.........       172,941       148,703       475,760       463,216
                                                -------------- ------------- ------------- -------------

Interest Charges:
  Interest on long-term debt...................        78,692        77,903       239,271       234,736
  Other interest...............................         1,981         2,554         4,753         5,622
  Deferred nuclear plants return--borrowed
     funds.....................................        (5,827)       (7,717)      (17,476)      (31,533)
                                                -------------- ------------- ------------- -------------
        Interest charges, net..................        74,846        72,740       226,548       208,825
                                                -------------- ------------- ------------- -------------

       Income after interest charges...........        98,095        75,963       249,212       254,391

Preferred Dividends of Subsidiaries............         8,569        10,934        31,004        32,329
                                                -------------- ------------- ------------- -------------
Net Income..................................... $      89,526  $     65,029  $    218,208  $    222,062
                                                ============== ============= ============= =============

Earnings Per Common Share...................... $        0.71  $       0.52  $       1.74  $       1.78
                                                ============== ============= ============= =============

Common Shares Outstanding (average)............   126,412,303   124,790,381   125,769,477   124,583,613
                                                ============== ============= ============= =============

See accompanying notes to consolidated financial statements.


NORTHEAST UTILITIES and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                             -----------------------
                                                                 1995        1994
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  Income before preferred dividends of subsidiaries......... $  249,212  $  254,391
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................    263,016     248,715
    Deferred income taxes and investment tax credits, net...    103,961      83,521
    Deferred nuclear plants return, net of amortization.....     61,084      36,412
    Recoverable energy costs, net of amortization...........    (46,592)    (40,295)
    Amortization of PSNH acquisition costs..................     41,323      41,503
    Deferred cogeneration costs.............................    (49,068)    (18,202)
    Other sources of cash...................................    135,685      40,326
    Other uses of cash......................................    (37,800)    (15,553)
  Changes in working capital:
    Receivables and accrued utility revenues................     13,926      34,850
    Fuel, materials, and supplies...........................    (17,437)     (6,240)
    Accounts payable........................................    (53,799)    (30,920)
    Accrued taxes...........................................     66,389      51,251
    Other working capital (excludes cash)...................    (13,390)     (5,638)
                                                             ----------- -----------
Net cash flows from operating activities....................    716,510     674,121
                                                             ----------- -----------

Financing Activities:
  Issuance of common shares.................................     32,968      11,049
  Issuance of long-term debt................................       -        485,000
  Issuance of Monthly Income
   Preferred Securities.....................................    100,000        -
  Net (decrease) increase in short-term debt................   (122,500)     11,500
  Reacquisitions and retirements of long-term debt..........   (139,227)   (781,859)
  Reacquisitions and retirements of preferred stock.........   (133,175)     (1,500)
  Cash dividends on preferred stock.........................    (31,004)    (32,329)
  Cash dividends on common shares...........................   (165,876)   (164,382)
                                                             ----------- -----------
Net cash flows used for financing activities................   (458,814)   (472,521)
                                                             ----------- -----------
Investment Activities:
  Investment in plant:
    Electric and other utility plant........................   (168,772)   (176,685)
    Nuclear fuel............................................    (11,681)     (5,651)
                                                             ----------- -----------
  Net cash flows used for investments in plant..............   (180,453)   (182,336)
  Other investment activities, net..........................    (60,616)    (29,605)
                                                             ----------- -----------
Net cash flows used for investments.........................   (241,069)   (211,941)
                                                             ----------- -----------
Net Increase (Decrease) In Cash For The Period..............     16,627     (10,341)
Cash and special deposits - beginning of period.............     34,579      32,008
                                                             ----------- -----------
Cash and special deposits - end of period................... $   51,206  $   21,667
                                                             =========== ===========


See accompanying notes to consolidated financial statements.
                      NORTHEAST UTILITIES AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   General

The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report of Northeast Utilities
(the company or NU) on Form 10-K for the year ended December 31, 1994 (1994 Form 10-K). In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1995, the results of operations for the three and nine months ended September 30, 1995 and 1994, and the statements of cash flows for the nine months ended September 30, 1995 and 1994. The results of operations for the three and nine months ended September 30, 1995 and 1994 are not necessarily indicative of the results expected for a full year.

Certain reclassifications of prior period data have been made to conform with the current period presentation.

2.   Accounting for Long-Lived Assets

The company's accounting policies and the accompanying consolidated financial statements conform to generally accepted accounting principles applicable to rate-regulated enterprises and reflect the effects of the ratemaking process in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for Certain Types of Regulation" (SFAS 71). If any portion of the company's operations was no longer subject to the provisions of SFAS 71, as a result of a change in the cost-of-service based regulatory structure or the effects of competition, the company would be required to write off related regulatory assets and liabilities. The company would also be required to determine any impairment to other assets and write down these assets to their fair value.

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS
121), issued in March 1995 and effective January 1, 1996, establishes accounting standards for the impairment of long-lived assets. SFAS 121 requires that regulatory assets that are no longer probable of recovery through future revenues be charged to earnings. Based upon the current regulatory environment in the company's service area, it is not expected that the adoption of SFAS 121 would have a material impact on the company's financial position or results of operations. This conclusion may change in the future as competitive factors influence wholesale and retail pricing in the electric utility industry, or if the cost-of-service based regulatory structure were to change.

3.   Derivative Financial Instruments

The Connecticut Light and Power Company (CL&P), a wholly owned subsidiary of NU, uses fuel price swaps to hedge against well-defined fuel price risk created by negotiated energy contracts. CL&P does not use these agreements for trading purposes. Those fuel swap agreements minimize exposure associated with rising fuel prices and effectively fix CL&P's cost of fuel for these negotiated energy contracts. Under the swap agreements, CL&P exchanges monthly payments based on the differential between fixed and variable prices for the associated fuel. These swap agreements have been made with various financial institutions, each of which is currently rated "A" or better by Standard & Poors rating group.
CL&P is exposed to credit risk on its fuel swaps if the counterparties fail to perform their obligations. However, based on the high credit quality of CL&P's counterparties, management anticipates that all the obligations under the swap contracts will be fully satisfied.

As of September 30, 1995, CL&P had outstanding fuel-swap agreements with a total notional value of approximately $252 million. As of October 31, 1995, the fuel swaps outstanding had a negative mark-to-market position of approximately $11 million.

For further information on Derivative Financial Instruments, see the Notes to Consolidated Financial Statements in NU's March 31, 1995 and June 30, 1995 Form 10-Qs and in its 1994 Form 10-K.

4.   Capitalization

In December 1995, North Atlantic Energy Corporation (NAEC) plans to complete a $225 million variable rate note facility with a group of banks. NAEC has called the entire $205 million principal amount of its 15.23 percent notes, due 2000, in early November, with funding in early December from the proceeds of the variable rate note facility. An interest rate swap is also planned to reduce the variability in the interest rate on the new notes. The refinancing is expected to save approximately $3 million annually over the next five years.

5.   Commitments and Contingencies

Construction Program: For information regarding the construction program, see the Notes to Consolidated Financial Statements in NU's 1994 Form 10-K.

Nuclear Performance: For information regarding the performance of the NU system's nuclear units, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q and in NU's March 31, 1995 and June 30, 1995 Form 10-Qs, and NU's 1994 Form 10-K.

PSNH Rate Agreement: For information regarding the PSNH Rate Agreement, see the Notes to Consolidated Financial Statements in NU's June 30, 1995 Form 10-Q and 1994 Form 10-K.

Environmental Matters: For information regarding environmental matters, see "Part II. Item 5. Other Information" in this Form 10-Q, and the Notes to Consolidated Financial Statements in NU's March 31, 1995 Form 10-Q and 1994 Form 10-K.

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

Hydro-Quebec: For information regarding Hydro-Quebec, see the Notes to Consolidated Financial Statements in NU's 1994 Form 10-K.



                    Report of Independent Public Accountants



To Northeast Utilities:

We have reviewed the accompanying consolidated balance sheet of Northeast Utilities (a Massachusetts trust) and subsidiaries as of September 30, 1995, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1995 and 1994, and the consolidated statement of cash flows for the nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the company's management.

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



Hartford, Connecticut
October 27, 1995



                      NORTHEAST UTILITIES AND SUBSIDIARIES

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


This section contains management's assessment of Northeast Utilities' (NU or the company) financial condition and the principal factors having an impact on the results of operations. This discussion should be read in conjunction with the company's consolidated financial statements, footnotes and Part II, Other Information, of this report and Management's Discussion and Analysis in the 1994 Form 10-K and the First and Second Quarter 1995 Form 10-Qs.
FINANCIAL CONDITION

Overview

The company's earnings per common share decreased to $1.74 for the nine months ended September 30, 1995, from $1.78 for the same period in 1994. The decrease in earnings from 1994 for the nine-month period is primarily attributable to lower retail kilowatt-hour sales as a result of mild weather in the first quarter of 1995, lower wholesale revenues and higher fuel and purchased-power costs, partially offset by higher revenues related to regulatory decisions, a favorable tax ruling in the first quarter of 1995 and a reduction in maintenance costs. NU's retail kilowatt-hour sales through September 1995 were down by 1.0 percent from 1994, which had colder than normal weather in the first quarter.

Earnings per share increased to $0.71 for the three months ended September 30, 1995, from $0.52 for the same period in 1994. The increase in earnings for the three-month period is primarily attributable to higher kilowatt-hour sales due to hotter summer weather, higher revenues from regulatory decisions and a lower level of non-recurring charges. Retail kilowatt-hour sales for the quarter were up 2.6 percent from 1994.

Workforce Reductions

In July, 1995, NU announced a program aimed at reducing the nuclear organization's total workforce by approximately 250 employees. The estimated pre-tax cost of the early retirement that was charged to expense in the third quarter was approximately $7 million. This estimate was based on 121 eligible employees accepting the early retirement. The balance of the workforce reduction will be achieved through attrition and layoffs. The estimated cost of layoffs could be in the range of $2 to $3 million.

Regulatory Matters
Connecticut

In September 1995, the Department of Public Utility Control (DPUC) issued a draft decision denying The Connecticut Light and Power Company's (CL&P) request to exclude market based contracts from the fossil fuel adjustment clause, on the ground that such treatment creates cost shifting among customers. The impact of this decision, if finalized, would be a reduction in fuel revenues of about $13 million a year based on contracts currently in place.

New Hampshire

On September 15, 1995, Public Service Company of New Hampshire (PSNH) filed with the New Hampshire Public Utilities Commission (NHPUC), a request for a reduced Fuel and Purchased Power Adjustment Clause(FPPAC) rate to take effect on December 1, 1995 and continue through May 31, 1996. If approved, the effective rate would reduce PSNH's overall rate level by about one percent. A final decision is expected by the end of November.

The costs associated with purchases by PSNH from certain nonutility generators
(NUGs) over the level assumed in rates are deferred and recovered over ten-year periods through the FPPAC. At September 30, 1995, the unrecovered deferrals were approximately $189 million. PSNH has reached tentative agreements with the six remaining wood-fired NUGs. These agreements call for substantial upfront and continuing payments, and are subject to the approval of the NHPUC. If the NHPUC's proposal for a retail wheeling pilot is not revised to provide for full recovery of stranded investments, management will need to reevaluate whether to proceed with the NUG buy-out agreements.

Nuclear Performance

The composite capacity factor of the five nuclear generating units that the NU system operates - including the Connecticut Yankee nuclear unit (CY) - was 68.6 percent for the nine months ended September 30, 1995, as compared with 64.3 percent for the same period in 1994. An extended refueling and maintenance outage for Millstone Unit 2, which ended on August 4, 1995, had an adverse impact on the 1995 nuclear capacity factor. In early November, Seabrook and Millstone 1 began planned 50-day refueling and maintenance outages.

Total replacement power costs attributable to the extension of the Millstone Unit 2 outage for CL&P and Western Massachusetts Electric Company (WMECO) are approximately $80 million. In addition, operation and maintenance (O&M) costs incurred during the outage are approximately $70 million, an increase of $37 million as a result of the outage extension. O&M costs associated with the refueling outage are deferred and amortized through rates for CL&P and WMECO. The recovery of the replacement power and O&M costs is subject to prudence reviews in both Connecticut and Massachusetts.

CL&P has a mechanism that has been in operation since 1979 designed to recover or refund certain nonnuclear fuel costs if the nuclear units do not operate at a predetermined capacity factor (the Generation Utilization Adjustment Clause or
GUAC).

In early August 1995, CL&P filed its annual GUAC filing with the DPUC. As part of that filing, CL&P proposed to recover its 1994-1995 GUAC costs over an 18 month period (instead of the usual 12 months) to mitigate the impact of the GUAC rate increase. On August 31, 1995, the DPUC issued an interim decision that allowed CL&P to begin recovering $80 million of the GUAC costs over an 18 month period beginning in September 1995. The $80 million is net of certain fuel "overrecoveries" during the GUAC period (approximately $19 million). In its decision, the DPUC also stated that it would examine the GUAC rate in detail in the November quarterly fuel proceeding and issue a final decision at that time. The DPUC's decision is also subject to the results of a prudence review of the Millstone 2 outage. CL&P has reserved $19 million for the "overrecoveries" during the GUAC period.
While the company is unable to predict the outcome of possible prudence reviews of its nuclear operations or the GUAC "overrecoveries" issues, management believes that the ultimate resolution of these matters will not have a material adverse impact on the company's financial position or the results of its operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operations increased approximately $42 million for the first nine months of 1995, as compared to 1994, primarily due to payments received under a new wholesale power contract in 1995. Cash used for financing activities decreased approximately $14 million primarily due to lower reacquisition and retirements of long-term debt and preferred stock, net of issuances, and the issuance of additional common shares in 1995 as a result of the company's Dividend Reinvestment Plan and the allocation of shares through the company's Employee Stock Ownership Plans, partially offset by higher repayment of short-term debt. Cash used for investments increased approximately $29 million primarily due to higher investments in the nuclear decommissioning trusts in 1995.

On October 18, 1995, Moody's Investors Service lowered its ratings of PSNH and North Atlantic Energy Corporation (NAEC) securities, bringing the rating for PSNH's First Mortgage Bonds below investment grade. Standard and Poor's had previously downgraded PSNH and NAEC securities below investment grade. With both of the major nationally recognized securities rating organizations that rate PSNH and NAEC securities rating them below investment grade, PSNH's and NAEC's borrowing costs have been adversely affected and the future availability and cost of funds for those companies could be adversely affected.

RESULTS OF OPERATIONS

Comparison of the Third Quarter of 1995 with the Third Quarter
--------------------------------------------------------------
of 1994
-------

The components of the change in operating revenues are as follows:

Changes in Operating Revenues                Increase/(Decrease)
-----------------------------                 -------------------
                                            (Millions of Dollars)

Regulatory decisions                                    $ 21
Fuel, purchased power, and
 FPPAC cost recoveries                                    28
Retail sales volume                                       17
Wholesale revenues                                        (4)
Other                                                     (1)
                                                         ----
Total revenue change                                    $ 61
                                                         ====

Revenues related to regulatory decisions increased primarily because of retail rate increases for PSNH and CL&P in June and July 1995. Fuel, purchased-power, and FPPAC cost recoveries increased primarily due to higher sales and the recovery of GUAC costs for CL&P. Retail kilowatt-hour sales increased 2.6 percent for the quarter from 1994 levels as a result of hotter summer weather. Wholesale revenues decreased primarily due to capacity sales contracts that expired at the end of 1994.

Fuel, purchased, and net interchange power expense increased approximately $22 million in the third quarter of 1995 primarily because of higher deferred FPPAC expenses and the impact of a DPUC draft decision on market based contracts.

Other operation expense increased approximately $7 million and maintenance expense decreased approximately $6 million. The increase in operation expense is due primarily to higher amortization of demand-side-management costs and higher outside services employed, partially offset by a nuclear inventory write-off in 1994. The decrease in maintenance expense is due primarily to lower maintenance costs at the fossil units.

Depreciation expense increased approximately $5 million in the third quarter of 1995 primarily because of higher plant balances and higher decommissioning levels in 1995.

Amortization of regulatory assets, net increased approximately $7 million in the third quarter of 1995 primarily because of the reduction in the deferral of CL&P cogeneration expenses from approximately $6 million a month to approximately $3 million a month beginning July 1995, partially offset by the completion of WMECO's amortization of Millstone 3 phase-in costs in June 1995.

Federal and state income taxes increased approximately $6 million in the third quarter of 1995 primarily because of higher book taxable income, partially offset by a $5 million adjustment in 1995 to reduce the income tax accrual as a result of the expiration of a tax year subject to audit.

Deferred nuclear plants return decreased approximately $5 million in the third quarter of 1995 primarily because the last 5 percent of CL&P's Millstone 3 investment was phased into rates on January 1, 1995 and an additional 15 percent of NAEC's Seabrook 1 investment was phased into rates on May 1, 1995.

Other income increased approximately $7 million in the third quarter of 1995 primarily because of an adjustment in September 1994 to the environmental reserve.



Comparison of the First Nine Months of 1995 with the First Nine
---------------------------------------------------------------
Months of 1994
--------------

The components of the change in operating revenues are as follows:

Changes in Operating Revenues                Increase/(Decrease)
-----------------------------                 -------------------
                                            (Millions of Dollars)

Regulatory decisions                                    $ 59
Retail Sales volume                                      (22)
Wholesale revenues                                       (17)
Fuel, purchased power, and
 FPPAC cost recoveries                                    12
Other                                                     (6)
                                                         ----
Total revenue change                                     $26
                                                         ====

Revenues related to regulatory decisions increased primarily because of the retail rate increases for PSNH and CL&P in June and July 1994 and 1995, partially offset by the June 1994 retail rate reduction for WMECO. Retail sales volume decreased 1.0 percent for the first nine months of 1995 from 1994 sales levels primarily due to mild weather in the first quarter of 1995, partially offset by hotter summer weather. Wholesale revenues decreased primarily due to capacity sales contracts that expired at the end of 1994. Fuel, purchased-power, and FPPAC cost recoveries increased primarily due to the recovery of GUAC costs for CL&P. Other includes lower revenues as a result of new negotiated rate reductions for retail customers.

Fuel, purchased, and net interchange power expense increased approximately $52 million in the first nine months of 1995 primarily because of higher deferred FPPAC expenses, a higher level of energy purchases from other utilities as a result of the extended Millstone 2 outage, a reserve for fuel overrecoveries and the impact of the DPUC draft decision on market based contracts. These increases were partially offset by higher deferred GUAC expenses, net of GUAC amortization.



Other operation expense increased approximately $16 million and maintenance expense decreased approximately $24 million. The increase in operation expense is due primarily to higher capacity charges from the regional nuclear units primarily due to Maine Yankee which is in an extended refueling outage and Vermont Yankee which had an outage in March 1995, higher 1995 demand-side-management amortization costs and higher outside services employed, partially offset by a nuclear inventory write-off in 1994. The decrease in maintenance expense is due primarily to lower maintenance costs at the nuclear and fossil units.

Depreciation expense increased approximately $14 million in the first nine months of 1995 primarily because of higher plant balances and higher decommissioning levels in 1995.

Amortization of regulatory assets, net decreased approximately $34 million in the first nine months of 1995 primarily because of the deferral of CL&P cogeneration expenses which began in July 1994 and the 1994 amortization of the CL&P cogeneration buyout.

Federal and state income taxes decreased approximately $22 million in the first nine months of 1995 primarily because of lower book taxable income and 1995 adjustments to the income tax accrual as a result a favorable tax ruling and the expiration of a tax year subject to audit.

Deferred nuclear plants return decreased approximately $24 million in the first nine months of 1995 primarily because the last 5 percent of CL&P's Millstone 3 investment was phased into rates on January 1, 1995, an additional 15 percent of NAEC's Seabrook 1 investment was phased into rates on May 1, 1995, and because of a one-time adjustment to NAEC's Seabrook 1 deferred return of $5 million in June 1995



                          PART II.  Other Information


Item 1.   Legal Proceedings

1. On November 7, 1995, the DPUC issued a draft decision in the Texas-Ohio Power Company (Texas-Ohio) proceeding that was filed by CL&P in mid-August. The DPUC found that a private power producer (PPP) can sell electricity to retail customers in Connecticut as long as the PPP does not use public rights of way. The draft decision specifically states that the ruling is "narrow in scope" and that a PPP that seeks to utilize public rights of way to sell at retail to end users in Connecticut would require a franchise. A final decision in this DPUC proceeding is expected at the end of November.

For additional information on this proceeding, see "Legal Proceedings" in NU's 1995 Form 10-Q for the quarter ended June 30, 1995.

2.   On or about November 1, 1995, the New Hampshire Office of Consumer Advocate
(OCA) and the Campaign for Ratepayers Rights filed suit in Superior Court against the NHPUC seeking a declaratory ruling that special contracts entered into by and between PSNH and certain retail customers are prohibited by the 1989 rate agreement between PSNH and the State of New Hampshire (Rate Agreement).
The petition is based on an alleged inconsistency between the New Hampshire statute that allows special contracts agreed to by a utility and a customer when deemed appropriate by the NHPUC and the legislation accepting the Rate Agreement wherein PSNH received protection against NHPUC actions fixing rates other than in the manner agreed upon in the Rate Agreement. The court petition alleges that the special contracts also constitute a breach of the Rate Agreement by PSNH, thereby stopping PSNH from claiming benefits under the Rate Agreement.
The New Hampshire Attorney General will represent the NHPUC in this action. While PSNH believes this proceeding should be dismissed on procedural grounds, it cannot predict the outcome of this proceeding or its ultimate effect on PSNH or NAEC at this time.

Item 5.   Other Information

1. On October 9, 1995, the NHPUC issued preliminary guidelines for an Electric Retail Competition Pilot Program (Program). The Program is proposed to be a three-year retail wheeling experiment under which a randomly selected group of retail users will be free to purchase up to 60 MW of power from other suppliers besides their franchised local utility, of which 44 MW of the prospective loss is allocated to PSNH. This amount of power equals three percent of PSNH's peak load. If the program were implemented as proposed, participants would be responsible for arranging their own electricity supply and would be free to negotiate the terms for such supply with any potential supplier. Under the proposed guidelines, utilities would not be allowed to charge exit or re-entry fees to customers who go off and on their systems, but recovery of stranded costs resulting from the Program would be split equally between utility investors and participating customers. Finalization of the guidelines is expected in December 1995, subject to further comments and hearings.

For additional information on this matter, see "Other Information" in NU's 1995 Form 10-Q for the quarter ended June 30, 1995.

2. On September 1, 1995, PSNH filed a petition with the New Hampshire Supreme Court, which was accepted on November 2, 1995, appealing the NHPUC's decision in the proceeding involving Freedom Electric Power Company, now known as Freedom Energy Company, LLC (Freedom), that PSNH's franchise was not exclusive as a matter of law.
For additional information on this matter, see "Other Information" in NU's 1995 Form 10-Q for the quarter ended June 30, 1995.

3. New Hampshire's Limited Electrical Energy Producers Act (LEEPA) purportedly allows a qualifying generator of not greater than 5 MW capacity to sell its output to up to three retail customers. LEEPA also provides that the local franchised utility could be ordered to wheel the energy to these retail customers. On October 3, 1995, the NHPUC issued an order stating that the LEEPA retail wheeling provision was not pre-empted by federal law and that it had authority to order such retail wheeling service if it was found to be in the public good. PSNH and Connecticut Valley Electric Company filed motions for rehearing of this order with the NHPUC on November 2, 1995.

4. On August 16, 1995, the Massachusetts Department of Public Utilities (DPU) issued an order in its investigation, which began in February 1995, into electric utility industry restructuring in Massachusetts. The order found that recovery of net, non-mitigatable stranded costs during a transition to full competition, which is to be no longer than 10 years, is in the public interest.
 Stranded costs are to be recovered by a non-bypassable charge. The DPU also set forth 12 principles for the transition to a restructured industry and ordered WMECO and other Massachusetts utilities to submit, by February 16, 1996, plans for moving to a competitive generation market and for incentive regulation for transmission and distribution.

For additional information on this proceeding, see "Other Information" in NU's 1995 Form 10-Q for the quarter ended March 31, 1995.

5. On August 24, 1995, the DPU issued a decision limiting WMECO's recovery of lost base revenues in calendar year 1996 to those revenues "lost" due to implementation of conservation-related costs in the most recent three-year period. The DPU decision does not affect 1995 revenues, but the three-year limit on recovery could reduce 1996 revenues by approximately $8 million. WMECO requested clarification of the decision on September 13, 1995.

For additional information on this proceeding, see "Item 1. Business - Rates" in NU's 1994 Form 10-K.

6. On October 4, 1995, the U.S. Court of Appeals for the District of Columbia Circuit granted a motion to intervene filed by Northeast Utilities Service Company, Connecticut Yankee Atomic Power Company and North Atlantic Energy Service Company as party petitioners in the lawsuit brought by other nuclear utilities seeking a judicial declaration that the Nuclear Waste Policy Act of 1982, as amended, unconditionally binds the U.S. Department of Energy to begin acceptance of spent nuclear fuel and high-level radioactive waste beginning on January 31, 1998.

For additional information on this matter, see "Item 1. Business - Electric Operations - Nuclear Generation - High-Level Radioactive Waste" in NU's 1994 Form 10-K.

7. On October 12, 1995, the NRC issued an order halting major dismantling or decommissioning activities at the Yankee Rowe Nuclear Plant (Yankee Rowe) until after completion of an adjudicatory hearing process. The NRC intends to issue a Notice of Opportunity for a hearing on the NRC staff-approved Yankee Rowe decommissioning plan and, if a hearing is requested, order an expedited hearing.
 The NRC's action was taken in response to a recent federal appeals court decision finding that the NRC should have offered a hearing opportunity prior to authorizing Yankee's Component Removal Program in 1993.

For additional information on this matter, see "Other Information" in NU's 1995 Form 10-Q for the quarter ended June 30, 1995.

8.   On October 13, 1995, the Connecticut Department of Environmental Protection
(DEP) issued a consent order to CL&P and NUSCO requiring those companies to address leaks from the Long Island cable, which is jointly owned by CL&P and the Long Island Lighting Company (LILCO). The order will obligate CL&P and NUSCO to study and propose alternatives for prevention, detection and mitigation of oil leaks and to evaluate the ecological effects of leaks on the environment. Alternatives to be studied include removal and replacement of the cable. The System will incur additional costs to complete the requirements of the order and to meet any subsequent DEP requirements resulting from the studies under the consent order, which costs cannot be estimated at this time.

9. The United States Attorney's Office in New Haven, Connecticut has commenced an investigation and has issued subpoenas to CL&P, NU and NUSCO, seeking documents relating to operation and maintenance of and recent leaks from the Long Island cable. Since the investigation is in its preliminary stages and the government has not revealed the scope of its investigation, management cannot evaluate the likelihood of a criminal proceeding being initiated at this time. However, management is aware of nothing that would suggest that any System company, officer or employee has engaged in conduct that would warrant such a proceeding.

10. New three year labor contracts covering approximately 370 union employees of WMECO and Holyoke Water Power Company were signed on August 28, 1995. The employees covered by these contracts returned to work on September 1, 1995, which ended a strike that began on May 25, 1995.

For additional information on this matter, see "Other Information" in NU's 1995 Form 10-Q for the quarter ended June 30, 1995.

11. Effective October 1, 1995, E. Gail de Planque was elected to the Northeast Utilities Board of Trustees to fill the vacancy created with the retirement of Chairman of the Board William B. Ellis. She was a commissioner with the NRC until earlier this year when she stepped down from that position. Ms. De Planque has a doctorate degree in environmental health sciences from New York University and has been an adjunct professor in the university's Medical Center.

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



                                           NORTHEAST UTILITIES
                                           -------------------
                                                Registrant
Date   November 13, 1995     By /s/ Bernard M. Fox
      ------------------        ----------------------------------
                                    Bernard M. Fox
                                    Chairman, President, and
                                    Chief Executive Officer



Date   November 13, 1995     By /s/ John W. Noyes
      ------------------        ----------------------------------
                                    John W. Noyes
                                    Vice President and Controller