Form 10-K/A
period 1995-12-31
NORTHEAST UTILITIES; CONNECTICUT LIGHT & POWER CO; WESTERN MASSACHUSETTS ELECTRIC CO; PUBLIC SERVICE CO OF NEW HAMPSHIRE; NORTH ATLANTIC ENERGY CORP /NH
filed 1996-03-14
CIK 72741, 23426, 106170, 315256, 880416

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended DECEMBER 31, 1995
                                            -----------------


                                       OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from          to
                                             --------    --------

Commission       Registrant; State of Incorporation;      I.R.S Employer
File Number         Address; and Telephone Number       Identification No.
-----------         -----------------------------       ------------------


1-5324      NORTHEAST UTILITIES                              04-2147929
            -------------------

            (a Massachusetts voluntary assocation)
            174 BRUSH HILL AVENUE
            WEST SPRINGFIELD, MASSACHUSETTS 01090-0010
            Telephone:  (413) 785-5871

0-11419     THE CONNECTICUT LIGHT AND POWER COMPANY          06-0303850
            ---------------------------------------

            (a Connecticut corporation)
            SELDEN STREET
            BERLIN, CONNECTICUT          06037-1616
            Telephone:  (860) 665-5000

1-6392      PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE          02-0181050
            ---------------------------------------

            (a New Hampshire corporation)
            1000 ELM STREET
            MANCHESTER, NEW HAMPSHIRE    03105-0330
            Telephone:  (603) 669-4000

0-7624      WESTERN MASSACHUSETTS ELECTRIC COMPANY           04-1961130
            --------------------------------------

            (a Massachusetts corporation)
            174 BRUSH HILL AVENUE
            WEST SPRINGFIELD, MASSACHUSETTS 01090-0010
            Telephone:  (413) 785-5871

33-43508    NORTH ATLANTIC ENERGY CORPORATION                06-1339460
            ---------------------------------

            (a New Hampshire corporation)
            1000 ELM STREET
            MANCHESTER, NEW HAMPSHIRE    03105-0330
            Telephone:  (603) 669-4000


Securities registered pursuant to Section 12(b) of the Act:

                                               Name of Each Exchange
  Registrant           Title of Each Class      on Which Registered
  ----------           -------------------  ---------------------------


NORTHEAST UTILITIES   Common Shares, $5.00      New York Stock Exchange, Inc.
                        par value

THE CONNECTICUT LIGHT  9.3% Cumulative          New York Stock Exchange, Inc.
  AND POWER COMPANY       Monthly Income
                        Preferred Securities
                          Series A (1)

(1)Issued by CL&P Capital, L.P., a wholly owned subsidiary of The Connecticut Light and Power Company ("CL&P"), and guaranteed by CL&P.

Securities registered pursuant to Section 12(g) of the Act:

  Registrant                     Title of Each Class
  ----------                     -------------------


NORTHEAST UTILITIES   Common Share Warrants, no par value, exercisable at $24
                                  per share

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

PUBLIC SERVICE        Preferred Stock, par value $25.00 per share, issuable
  COMPANY OF NEW         in series, of which the following series are
  OF NEW HAMPSHIRE       outstanding:

                       10.60% Series A  of  1991

WESTERN MASSACHUSETTS Preferred Stock, par value $100.00 per share, issuable
  ELECTRIC COMPANY       in series, of whick the following series is
                         outstanding:

                        7.72% Series B  of  1971

                      Class A Preferred Stock, par value $25.00 per share,
                         issuable in series, of which the following series are outstanding:

                        7.60% Series    of  1987

                      Dutch Auction Rate Transferable Securities, 1988 Series

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                      YES  X             NO
                          ----          ----


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

The aggregate market value of NORTHEAST UTILITIES' Common Share, $5.00 Par Value, held by nonaffiliates, was $2,966,776,865, based on a closing sales price of $23 1/4 per share for the 127,603,306 common shares outstanding on February 29, 1996. NORTHEAST UTILITIES holds all of the 12,222,930 shares, 1,000 shares, 1,072,471 shares and 1,000 shares of the outstanding common stock of THE CONNECTICUT LIGHT AND POWER COMPANY, PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE, WESTERN MASSACHUSETTS ELECTRIC COMPANY, and NORTH ATLANTIC ENERGY CORPORATION, respectively.

Documents Incorporated by Reference:

                                                   Part of Form 10-K
                                                  into Which Document
           Description                               is Incorporated
           -----------                         -------------------------


Portions of Annual Reports to Shareholders of the following companies for the year ended December 31, 1995:

     Northeast Utilities                                Part II
     The Connecticut Light and Power Company            Part II
     Public Service Company of New Hampshire            Part II
     Western Massachusetts Electric Company             Part II
     North Atlantic Energy Corporation                  Part II

Portions of the Northeast Utilities Proxy Statement
dated April 1, 1996.                                    Part III