Form 10-Q
period 1996-03-31
NORTHEAST UTILITIES
filed 1996-05-06
CIK 72741

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                                                --------------


                                       OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM          TO
                                               -------    -------


                         COMMISSION FILE NUMBER 1-5324
                                                ------



                              NORTHEAST UTILITIES
                              -------------------

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        MASSACHUSETTS                       04-2147929
                        -------------                       ----------

               (STATE OR OTHER JURISDICTION            (I.R.S. EMPLOYER
            OF INCORPORATION OR ORGANIZATION)        IDENTIFICATION NO.)

  174 BRUSH HILL AVENUE, WEST SPRINGFIELD, MASSACHUSETTS           01090-0010
  ---------------------------------------------------------------------------

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

                            YES     X         NO
                                   ---           ---


   INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES
              OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                 CLASS                  OUTSTANDING AT APRIL 30, 1996
                 -----                  -----------------------------

     COMMON SHARES, $5.00 PAR VALUE           127,677,695 SHARES

                      NORTHEAST UTILITIES AND SUBSIDIARIES


                               TABLE OF CONTENTS
                               -----------------



                                                              Page No.
                                                              --------



Part I.    Financial Information

   Item 1.                                   Financial Statements

      Consolidated Balance Sheets - March 31, 1996 and
      December 31, 1995                                           2

      Consolidated Statements of Income - Three Months Ended
      March 31, 1996 and 1995                                     4

      Consolidated Statements of Cash Flows - Three Months Ended
      March 31, 1996 and 1995                                     5

      Notes to Consolidated Financial Statements                  6

      Report of Independent Public Accountants                   11

   Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations     12

Part II.  Other Information

   Item 1.     Legal Proceedings                                 18

   Item 5.     Other Information                                 18

   Item 6.     Exhibits and Reports on Form 8-K                  20

Signatures                                                       21





                                  PART I.  FINANCIAL INFORMATION

NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                             March 31,      December 31,
                                                                1996            1995
                                                           -------------   -------------
                                                               (Thousands of Dollars)
ASSETS
- ------

Utility Plant, at cost:
  Electric................................................ $  9,553,303    $  9,490,142
  Other...................................................      157,294         187,389
                                                           -------------   -------------
                                                              9,710,597       9,677,531
     Less: Accumulated provision for depreciation.........    3,713,481       3,629,559
                                                           -------------   -------------
                                                              5,997,116       6,047,972
  Unamortized PSNH acquisition costs......................      566,394         588,910
  Construction work in progress...........................      165,965         165,111
  Nuclear fuel, net.......................................      188,051         198,844
                                                           -------------   -------------
      Total net utility plant.............................    6,917,526       7,000,837
                                                           -------------   -------------
Other Property and Investments:
  Nuclear decommissioning trusts, at market...............      336,163         325,674
  Investments in regional nuclear generating
   companies, at equity...................................       82,355          81,996
  Investments in transmission companies, at equity........       23,262          23,558
  Investments in Charter Oak Energy, Inc. projects........       41,547          41,221
  Other, at cost..........................................       40,430          35,318
                                                           -------------   -------------
                                                                523,757         507,767
                                                           -------------   -------------

Current Assets:
  Cash and cash equivalents (Note 1B)<F1B>................      130,034          29,038
  Receivables, net........................................      451,365         435,931
  Accrued utility revenues................................      115,457         136,260
  Fuel, materials, and supplies, at average cost..........      201,649         200,580
  Recoverable energy costs, net--current portion..........       36,113          79,300
  Prepayments and other...................................       38,754          34,430
                                                           -------------   -------------
                                                                973,372         915,539
                                                           -------------   -------------
Deferred Charges:
  Regulatory assets:
    Income taxes,net......................................    1,184,304       1,176,356
    Deferred costs--nuclear plants........................      173,886         168,600
    Unrecovered contractual obligation (Note 6)<F6>.......       81,996         103,475
    Recoverable energy costs, net (Note 3)<F3>............      245,427         260,678
    Deferred demand-side management costs.................      100,200         117,070
    Cogeneration costs-CL&P...............................      100,952          92,162
    Other.................................................       96,531         116,010
  Unamortized debt expense................................       36,232          37,645
  Other ..................................................       63,126          48,827
                                                           ------------    ------------
                                                              2,082,654       2,120,823
                                                           ------------    ------------

Total Assets.............................................. $ 10,497,309    $ 10,544,966
                                                           ============    ============

See accompanying notes to consolidated financial statements.







NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                March 31,      December 31,
                                                                   1996            1995
                                                              -------------   -------------
                                                                  (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
- ------------------------------

Capitalization:
  Common shareholders' equity:
    Common shares, $5 par value--authorized
     225,000,000 shares; 136,051,817 shares issued and
     127,677,695 shares outstanding in 1996 and
     135,611,166 shares issued and 127,050,647 shares
     outstanding in 1995..................................... $    680,259    $    678,056
    Capital surplus, paid in.................................      944,965         936,308
    Deferred benefit plan--employee stock
      ownership plan.........................................     (193,837)       (198,152)
    Retained earnings........................................    1,016,660       1,007,340
                                                              -------------   -------------
           Total common shareholders' equity.................    2,448,047       2,423,552
  Preferred stock not subject to mandatory redemption........      169,700         169,700
  Preferred stock subject to mandatory redemption............      301,000         302,500
  Long-term debt.............................................    3,701,066       3,705,215
                                                              -------------   -------------
           Total capitalization..............................    6,619,813       6,600,967
                                                              -------------   -------------
Minority Interest in Consolidated Subsidiaries...............       99,931          99,935
                                                              -------------   -------------
Obligations Under Capital Leases.............................      138,398         147,372
                                                              -------------   -------------

Current Liabilities:
  Notes payable to banks.....................................       40,000          99,000
  Long-term debt and preferred stock--current
   portion...................................................      219,725         219,657
  Obligations under capital leases--current
   portion...................................................       78,407          83,110
  Accounts payable...........................................      249,369         319,038
  Accrued taxes..............................................      112,985          75,218
  Accrued interest...........................................       76,038          53,699
  Accrued pension benefits...................................       91,630          90,630
  Other......................................................      116,022         105,821
                                                              -------------    ------------
                                                                   984,176       1,046,173
                                                              -------------    ------------

Deferred Credits:
  Accumulated deferred income taxes..........................    2,147,566       2,135,852
  Accumulated deferred investment tax credits................      175,654         178,060
  Deferred contractual obligation (Note 6)<F6>...............       81,996         103,475
  Other......................................................      249,775         233,132
                                                              -------------    ------------
                                                                 2,654,991       2,650,519
                                                              -------------    ------------

Commitments and Contingencies (Note 9)<F9>

           Total Capitalization and Liabilities.............. $ 10,497,309    $ 10,544,966
                                                              =============   =============

See accompanying notes to consolidated financial statements.





NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                            Three Months Ended
                                                                March 31,
                                                       ----------------------------
                                                            1996           1995
                                                       -------------  -------------
                                                          (Thousands of Dollars,
                                                         except share information)

Operating Revenues.................................... $  1,028,202   $    944,705
                                                       -------------  -------------
Operating Expenses:
  Operation--
     Fuel, purchased and net interchange power........      311,739        237,644
     Other............................................      278,375        226,553
  Maintenance.........................................       68,463         60,142
  Depreciation........................................       90,944         87,753
  Amortization of regulatory assets, net..............       14,341         29,901
  Federal and state income taxes......................       59,756         69,612
  Taxes other than income taxes.......................       71,323         65,773
                                                       -------------  -------------
        Total operating expenses......................      894,941        777,378
                                                       -------------  -------------
Operating Income......................................      133,261        167,327
                                                       -------------  -------------

Other Income:
  Deferred nuclear plants return--other funds.........        3,026          4,656
  Equity in earnings of regional nuclear generating
     and transmission companies.......................        3,657          2,337
  Other, net..........................................        1,927         (4,642)
  Income taxes........................................          514          4,131
                                                       -------------  -------------
        Other income, net.............................        9,124          6,482
                                                       -------------  -------------
        Income before interest charges................      142,385        173,809
                                                       -------------  -------------

Interest Charges:
  Interest on long-term debt..........................       72,424         80,204
  Other interest......................................        1,142          1,599
  Deferred nuclear plants return--borrowed funds......       (5,053)        (8,345)
                                                       -------------  -------------
        Interest charges, net.........................       68,513         73,458
                                                       -------------  -------------

       Income after interest charges..................       73,872        100,351

Preferred Dividends of Subsidiaries...................        8,370         14,067
                                                       -------------  -------------
Net Income............................................ $     65,502   $     86,284
                                                       =============  =============

Earnings Per Common Share............................. $       0.51   $       0.69
                                                       =============  =============

Common Shares Outstanding (average)...................  127,602,379    125,119,824
                                                       =============  =============






See accompanying notes to consolidated financial statements.



NORTHEAST UTILITIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                             -----------------------
                                                                 1996        1995
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  Income before preferred dividends of subsidiaries......... $   73,872  $  100,351
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................     90,944      87,753
    Deferred income taxes and investment tax credits, net...     (8,230)     29,302
    Deferred nuclear plants return, net of amortization.....     (4,441)     17,835
    Recoverable energy costs, net of amortization...........     58,438     (17,623)
    Amortization of PSNH acquisition costs..................     14,301      14,136
    Deferred cogeneration costs--CL&P.......................     (8,790)    (19,040)
    Nuclear O&M reserve (Note 9B)<F9B>......................     37,778        -
    Other sources of cash...................................     97,541      92,028
    Other uses of cash......................................    (14,403)     (5,754)
  Changes in working capital:
    Receivables and accrued utility revenues................      5,369       8,467
    Fuel, materials, and supplies...........................     (1,069)     (5,843)
    Accounts payable........................................    (69,669)    (62,102)
    Accrued taxes...........................................     37,767      27,247
    Other working capital (excludes cash)...................     (8,562)     (1,052)
                                                             ----------- -----------
Net cash flows from operating activities....................    300,846     265,705
                                                             ----------- -----------

Financing Activities:
  Issuance of common shares.................................     10,619           6
  Issuance of Monthly Income
   Preferred Securities.....................................       -        100,000
  Net decrease in short-term debt...........................    (59,000)    (67,000)
  Reacquisitions and retirements of long-term debt..........     (6,758)    (30,208)
  Reacquisitions and retirements of preferred stock.........     (1,500)   (133,175)
  Cash dividends on preferred stock.........................     (8,370)    (14,067)
  Cash dividends on common shares...........................    (56,082)    (55,016)
                                                             ----------- -----------
Net cash flows used for financing activities................   (121,091)   (199,460)
                                                             ----------- -----------
Investment Activities:
  Investment in plant:
    Electric and other utility plant........................    (57,910)    (49,685)
    Nuclear fuel............................................       (437)     (6,277)
                                                             ----------- -----------
  Net cash flows used for investments in plant..............    (58,347)    (55,962)
  Investments in nuclear decommissioning trusts.............    (14,911)    (13,300)
  Other investment activities, net..........................     (5,501)     (5,185)
                                                             ----------- -----------
Net cash flows used for investments.........................    (78,759)    (74,447)
                                                             ----------- -----------
Net Increase (Decrease) In Cash For The Period..............    100,996      (8,202)
Cash and cash equivalents - beginning of period.............     29,038      27,126
                                                             ----------- -----------
Cash and cash equivalents - end of period................... $  130,034  $   18,924
                                                             =========== ===========

See accompanying notes to consolidated financial statements.




                      NORTHEAST UTILITIES AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   PRESENTATION

          The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report of Northeast Utilities (the company or NU) on Form 10-K for the year ended December 31, 1995 (1995 Form 10-K). In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1996, the results of operations for the three months ended March 31, 1996 and 1995, and the statements of cash flows for the three months ended March 31, 1996 and 1995. All adjustments are of a normal, recurring, nature except those described below in Notes 3, 4, and 9B. The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results expected for a full year.

          NU is the parent company of the Northeast Utilities system (the system). The system furnishes retail electric service in Connecticut, New Hampshire, and western Massachusetts through four wholly owned subsidiaries, The Connecticut Light and Power Company (CL&P), Public Service Company of New Hampshire (PSNH), Western Massachusetts Electric Company (WMECO), and Holyoke Water Power Company. A fifth wholly owned subsidiary, North Atlantic Energy Corporation (NAEC), sells all of its capacity to PSNH. In addition to its retail service, the system furnishes firm and other wholesale electric services to various municipalities and other utilities. The system serves about 30 percent of New England's electric needs and is one of the 20 largest electric utility systems in the country as measured by revenues.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Certain reclassifications of prior period data have been made to conform with the current period presentation.

     B.   CASH AND CASH EQUIVALENTS

          Cash and cash equivalents includes cash on hand and short-term cash investments which are highly liquid in nature and have original maturities of three months or less.

2.   NEW ACCOUNTING STANDARD

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in March

     1995. SFAS 121 establishes accounting standards for evaluating and recording asset impairment. The company adopted SFAS 121 as of January 1, 1996. SFAS 121 requires the evaluation of long-lived assets for impairment when certain events occur or when conditions exist that indicate the carrying amounts of assets may not be recoverable.

     SFAS 121 requires that any assets, including regulatory assets, that are no longer probable of recovery through future revenues be revalued based on estimated future cash flows. If the revaluation is less than the book value of the asset, an impairment loss would be charged to earnings. Based on the current regulatory environment in the system's service areas, as of March 31, 1996, SFAS 121 did not have a material impact on the company's financial position or results of operations. This conclusion may change in the future as competitive factors influence wholesale and retail pricing in the electric utility industry or if the cost-of-service based regulatory structure were to change. For further information on the company's regulatory environment, refer to Note 4, Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), and Part II, Item 5, "Other Information," in this Form 10-Q and the Notes to Consolidated Financial Statements in NU's 1995 Form 10-K.

3.   RECOVERABLE ENERGY COSTS

     CL&P utilizes a generation utilization adjustment clause (GUAC), which defers the effect on fuel costs caused by variations from a specified composite nuclear generation capacity factor embedded in base rates. CL&P is currently recovering $80 million of its 1994-1995 GUAC balance over 18 months. CL&P set aside $19 million of its 1994-1995 GUAC year request pending the resolution of CL&P's appeals associated with two prior GUAC periods.

     In the first quarter of 1996, CL&P has reserved approximately $32 million against the fuel overrecoveries related to the current GUAC period. The reserve amount has been calculated in accordance with the Connecticut Department of Public Utility Control's (DPUC) methodology utilized in prior GUAC decisions. The reserve has been established pending resolution of CL&P's appeals associated with the two prior GUAC periods, and the outcome of the proposed CL&P settlement.

     For further information on recoverable energy costs, the proposed CL&P settlement, and the impacts of nuclear performance on the company's GUAC deferral, refer to Notes 4 and 9B, the MD&A and Part II, Item 5, "Other Information" in this Form 10-Q, and the Notes to Consolidated Financial Statements in NU's 1995 Form 10-K.

4.   CL&P PROPOSED SETTLEMENT

     On April 15, 1996, CL&P submitted to the DPUC for approval a jointly supported settlement agreement (the proposed settlement) intended to resolve numerous pending contested issues among CL&P, the Prosecutorial Division of the DPUC, and the Office of Consumer Counsel. For further information on the proposed settlement, refer to the MD&A in this Form 10-Q.

     If approved, one term of the proposed settlement provides for an immediate
     2.5 percent decrease in customer bills, to be accomplished by writing off the expected May 1, 1996 balance of approximately $45 million in uncollected deferred GUAC charges incurred for the 1994-1995 GUAC period. The terms of this proposed settlement are subject to DPUC approval. Management cannot predict at this time the potential outcome of the DPUC's decision as related to the proposed settlement.

     For further information on the GUAC deferral and the company's nuclear performance issues as related to this settlement, refer to Notes 3 and 9B, the MD&A in this Form 10-Q, and the Notes to Consolidated Financial Statements in NU's 1995 Form 10-K.

5.   NUCLEAR DECOMMISSIONING

     The staff of the Securities and Exchange Commission has questioned certain of the current accounting practices of the electric utility industry, including the company, regarding the recognition, measurement, and classification of decommissioning costs for nuclear generating stations in the financial statements of electric utilities. In response to these questions, the FASB has agreed to review the accounting for removal costs, including decommissioning, and has issued a proposed statement "Accounting for Liabilities Related to Closure or Removal of Long-Lived Assets" in February 1996. If current electric utility industry accounting practices for such decommissioning are changed: (1) annual provisions for decommissioning could increase, (2) the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation, and (3) trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense.

6.   YANKEE ATOMIC ELECTRIC COMPANY (YAEC)

     Collectively, CL&P, WMECO, and PSNH hold a 38.5 percent ownership interest in YAEC. YAEC's nuclear power plant was shut down permanently on February 26, 1992. YAEC is in the process of dismantling its nuclear facility. Effective January 1996, YAEC began billing its sponsors, including CL&P, WMECO, and PSNH, amounts based on a revised estimate approved by the Federal Energy Regulatory Commission that assumes decommissioning by the year 2000. This revised estimate was based on continued access to the Barnwell, South Carolina, low-level radioactive waste facility, changes in assumptions about earnings on decommissioning trust investments, and changes in other decommissioning cost assumptions. As of January 1996, the estimated remaining costs, including decommissioning based on YAEC's revised estimate amounted to $225.2 million, of which the NU system's share was approximately $86.7 million.

     For further information on YAEC, refer to the Notes to Consolidated Financial Statements in NU's 1995 Form 10-K.

7.   SHORT-TERM DEBT

     On April 30, 1996, PSNH increased its $125 million revolving-credit agreement to $225 million with approval from the New Hampshire Public Utilities Commission (NHPUC). In addition, the agreement, which was scheduled to expire in May 1996, has been extended, so that $100 million of the agreement will expire April 1997 and the remaining $125 million will expire April 1999. PSNH will use the facility in part to finance the repayment at maturity of PSNH's $172.5 million of Series A first mortgage bonds on May 16, 1996. For further information on Short-Term Debt, see the Notes to the Consolidated Financial Statements in NU's 1995 Form 10-K.

8.   DERIVATIVE FINANCIAL INSTRUMENTS

     Fuel Swaps: CL&P uses fuel-swap agreements with financial institutions to hedge against some of the fuel-price risk created by long-term negotiated energy contracts. These fuel swaps minimize exposure associated with rising fuel prices and effectively fix most of CL&P's cost of fuel and the profitability for these negotiated energy contracts. Under the swap agreements, CL&P exchanges monthly payments based on the differential between a fixed and variable price for the associated fuel. As of March 31, 1996, CL&P had outstanding agreements with a total notional value of approximately $242.5 million, and a negative mark-to-market position of approximately $5.6 million.

     Interest-Rate Swaps: NAEC uses interest-rate swap agreements with financial institutions to hedge against interest-rate risk associated with its $225 million variable-rate bank note. The interest-rate swaps minimize exposure associated with rising interest rates, and effectively fix the interest rate for this borrowing arrangement. Under the swap agreement, NAEC exchanges quarterly payments based on a differential between a fixed contractual interest rate and the three-month LIBOR rate at a given time. As of March 31, 1996, NAEC had outstanding agreements with a total notional value of approximately $225 million and a positive mark-to-market position of approximately $2.4 million.

     These swap agreements have been made with various financial institutions, each of which are rated "BBB+" or better by Standard & Poor's rating group.
      CL&P and NAEC are exposed to credit risk on fuel swaps and interest-rate swaps if the counterparties fail to perform their obligations. However, CL&P and NAEC anticipate that the counterparties will be able to fully satisfy their obligations under the contracts. For further information on Derivative Financial Instruments see the MD&A in this Form 10-Q and the Notes to Consolidated Financial Statements in NU's 1995 Form 10-K.



9.   COMMITMENTS AND CONTINGENCIES

     A. Construction Program: For information regarding NU's construction program, see the Notes to Consolidated Financial Statements in NU's 1995 Form 10-K.

     B. Nuclear Performance: On January 31, 1996, the Nuclear Regulatory Commission (NRC) announced that the three Millstone nuclear power plants had been placed on its "watch list" because of long-standing performance concerns. The NRC cited a number of operational problems, that have arisen since 1990 at the Millstone plants.

          Millstone 1, a 660-MW boiling-water reactor, owned 81 percent by CL&P and 19 percent by WMECO, began a planned 49-day refueling and maintenance outage on November 4, 1995. That outage was subsequently extended to the second quarter of 1996 to complete weld overlays and to respond to a December 13, 1995 letter from the NRC. This letter requested that the company submit, no later than seven days prior to restart of the unit, information describing the actions taken to ensure the future operation of the unit will be conducted in accordance with the terms and conditions of its operating license, NRC regulations, and the plant's updated Final Safety Analysis Report (collectively, "NRC requirements"). The letter also requires that certain specific technical issues be resolved to the NRC's satisfaction prior to restarting the unit.

          On February 21, 1996, Millstone 2, a 870-MW pressurized-water reactor, also owned 81 percent by CL&P and 19 percent by WMECO, was shut down as a result of an engineering evaluation that determined that some valves could be inoperable in some emergency situations. Management decided at that time to combine this unscheduled outage with a mid-cycle inspection outage previously scheduled for mid-April 1996. On March 7, 1996, the NRC issued the company a letter requesting information similar to that being sought for Millstone 1.

          On March 30, 1996, Millstone 3, a 1154-MW pressurized-water reactor that is jointly owned by CL&P (52.93 percent), WMECO (12.24 percent), PSNH (2.85 percent), and other New England utilities, was shut down following an engineering evaluation which determined that four safety-related valves would not be able to perform their design function during certain postulated events. On April 4, 1996, the NRC issued the company a letter requesting information similar to that being sought for Millstone 1 and 2.

          On March 7, 1996, the NRC issued a letter to Northeast Utilities Service Company (NUSCO), requesting operational assurances related to the Connecticut Yankee nuclear unit (CY), a 575-MW pressurized water reactor that is jointly owned by CL&P (34.5 percent), WMECO (9.5 percent), PSNH (5.0 percent), and other New England utilities, in which NUSCO serves as agent for CY. The NRC's letter also requested CY's plans and schedules for performing comprehensive compliance

          checks.   Operations at CY were not restricted by the NRC's request.
          NUSCO filed a response to the NRC's request on April 8, 1996. A two-week NRC review of the plant followed the submission of CY's response. Based on that review, CY will update its April 8, 1996 letter to address the NRC inspection findings by May 30, 1996. Management believes that the outcome of the NRC's inspection at CY will not have a material adverse impact on NU's financial position and results of operations. NRC activities are continuing and management cannot predict at this time what additional actions, if any, the NRC will take with respect to CY.

          As of May 6, 1996, all three Millstone units were out of service, as the engineering analysis needed to respond to the NRC requirements is still being performed. The company expects to incur approximately $6-8 million (Millstone 1), $8-10 million (Millstone 2), and $7-9 million (Millstone 3), respectively, in aggregate incremental replacement power costs for each month the units are not operating. Management estimates that the work required to comply with the NRC requirements will be completed by early July 1996 for Millstone 3, the third quarter of 1996 for Millstone 2 and the fourth quarter of 1996 for Millstone 1. Management cannot predict at this time how long the NRC's review will take or what additional actions, if any, will be required before the units are allowed to restart. Recovery of replacement power costs for these outages will be subject to prudence reviews by the DPUC for CL&P, the Massachusetts Department of Public Utilities for WMECO, and the NHPUC for PSNH. Refer to Note 3 in this Form 10-Q for information on CL&P's recoverable energy costs.
          In addition to the replacement power costs, the company expects to incur operation and maintenance costs (O&M) related to the NRC's actions at the Millstone units. Management has estimated these costs to be at least $76 million, and has reserved approximately $38 million in the first quarter of 1996 for the incremental O&M costs necessary to respond to the NRC requirements. In addition, as of March 31, 1996, management has identified approximately $38 million of costs for projects associated with the extended outages, the majority of which have been accelerated from planned future outages. It is likely that these costs will increase as additional projects are identified and approved. Management cannot estimate at this time when each Millstone unit will return to service, nor can management predict the possible loss or range of loss the company may incur as a result of NRC actions related to the operations of the Millstone units or CY. Management believes that there is a significant exposure to nonrecovery of material amounts of the total incremental costs.

          Management also believes that there is a risk, particularly in Connecticut, that it will be difficult to meet peak demand this summer if all three Millstone units, and perhaps CY, are out of service during the hottest summer weather. To reduce this risk, the company is planning to acquire additional generating assets. Management expects the incremental costs associated with meeting peak summer demand to be approximately $20 million in 1996.

          For further information on the company's nuclear performance, refer to the company's Form 8-K dated March 30, 1996, the MD&A and Part II, Items 1 and 5, "Legal Proceedings" and "Other Information" in this Form 10-Q and NU's 1995 Form 10-K.

     C. Environmental Matters: For information regarding environmental matters, see Part II, Items 1 and 5, "Legal Proceedings" and "Other Information" in this Form 10-Q and the Notes to Consolidated Financial Statements in NU's 1995 Form 10-K.

     D. Nuclear Insurance Contingencies: For information regarding nuclear insurance contingencies, see the Notes to Consolidated Financial Statements in NU's 1995 Form 10-K.

     E. Long-Term Contractual Arrangements: For information regarding long-term contractual arrangements, see Part II, Item 5 - "Other Information" in this Form 10-Q and the Notes to Consolidated Financial Statements in NU's 1995 Form 10-K.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------




To Northeast Utilities:

We have reviewed the accompanying consolidated balance sheet of Northeast Utilities (a Massachusetts trust) and subsidiaries as of March 31, 1996, and the related consolidated statements of income and cash flows for the three-month period ended March 31, 1996 and 1995. These financial statements are the responsibility of the company's management.

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


Hartford, Connecticut
May 3, 1996


                      NORTHEAST UTILITIES AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


This section contains management's assessment of Northeast Utilities' (NU or the system) financial condition and the principal factors having an impact on the results of operations. This discussion should be read in conjunction with NU's consolidated financial statements and footnotes in this Form 10-Q, the 1995 Form 10-K, and the Form 8-K's dated January 31, 1996, March 30, 1996, and
April 15, 1996.

FINANCIAL CONDITION

OVERVIEW

Earnings per common share were $0.51 for the three months ended March 31, 1996, a decrease of $0.18, from $0.69 for the same period in 1995. The 1996 earnings were lower primarily due to reserves established for the outages at the Millstone units, which resulted from the units being placed on the Nuclear Regulatory Commission's (NRC) watch list and related licensing actions. In addition, earnings decreased due to a one-time tax benefit, in 1995, from a favorable tax ruling, which was partially offset by higher retail sales and lower financing costs in 1996.

NU expects to incur substantial costs during the remainder of 1996, primarily in the second and third quarters, as a result of the Millstone outages. When combined with the impacts of a proposed rate settlement for The Connecticut Light & Power Company (CL&P) and a typically low sales quarter, these costs could result in a loss for the second quarter. At this time management expects that earnings per share for 1996 will be well below the current annual dividend rate of $1.76. The key factor affecting 1996 earnings will be the length of the nuclear outages. This will determine the level of direct costs expended to address NRC concerns and the replacement-power costs incurred to serve the system's customers in the absence of energy from the Millstone units.
Management believes that a significant portion of the incremental costs, including replacement power, associated with the nuclear outages, will not be recoverable.

The NU Board of Trustees (the Board) evaluates the dividend quarterly. At its April 23, 1996 meeting, the Board approved the current $0.44 per quarter common dividend, payable on June 28, 1996, to holders of record on June 1, 1996. Management and the Board do not believe that an earnings per share result below the current dividend level for 1996 would of itself warrant a change in the dividend. However, management believes the Board will re-examine the appropriate dividend level each quarter to take into consideration expectations of costs, the length of the nuclear outages, and other factors.

NU has put into place temporary cost-reduction measures covering most non-nuclear areas of the NU system in an effort to help offset the substantial costs it expects to incur for at least the next two quarters relating to the NRC review and the Millstone outages. The cost-control measures will not affect nuclear or customer reliability operations.

NUCLEAR PERFORMANCE

On January 31, 1996, the NRC placed Millstone units 1, 2, and 3 (Millstone) on its watch list, which calls for increased NRC inspection attention. The NRC's action referred to a number of performance concerns that have arisen since 1990, including the inability to resolve employee safety concerns.

Millstone 1's planned refueling and maintenance outage, which began November 4, 1995, was extended to allow NU to complete reviews required by the NRC. In response to a December 13, 1995 request by the NRC to provide information no later than 7 days prior to restart of the unit, NU is conducting a detailed review of Millstone 1's Updated Final Safety Analysis Report (FSAR) and an assessment of the plant's readiness to ensure that the future operation of the plant will be conducted in accordance with the terms and conditions of its operating license, FSAR, and the NRC's regulations.
On February 21, 1996, NU took Millstone 2 out of service as a result of an engineering evaluation that determined that some valves could be inoperable under certain emergency conditions. Management decided at that time to combine this unscheduled outage with a mid-cycle outage previously scheduled to begin in mid-April. On March 7, 1996, the NRC issued a letter requesting information similar to that being sought for Millstone 1 prior to restart of the unit.

Also on March 7, 1996, the NRC requested operational assurances from Millstone 3 and Connecticut Yankee Atomic Power Company (CYAPC), with respect to its Connecticut Yankee nuclear unit (CY), as well as plans and schedules for performing comprehensive compliance checks. Operation of the units was not restricted by the NRC's March 7th request.

On March 30, 1996, NU took Millstone 3 out of service as a result of an engineering evaluation that determined certain system-isolation valves would not perform properly under certain situations. On April 4, 1996, the NRC issued a letter requesting information similar to that being sought for Millstone 1 prior to restart of the unit.

On April 8, 1996, CYAPC submitted its response to the NRC's March 7th letter. Subsequent to NU's submission, the NRC conducted a two-week inspection at CY, focused on engineering and licensing documentation and practices. The NRC provided its preliminary inspection findings at a meeting with plant management on April 26, 1996. The NRC's conclusions, which will be more fully described in a written inspection report to be issued within the next several weeks, included findings that in certain instances CY's plant design is not conservative and that the technical bases for design or operations decisions are not well documented. Even with these findings, the NRC indicated that it did not believe that CY was unsafe to operate. The NRC has requested that CYAPC supplement its April 8th letter to address these inspection findings and explain why CY remains safe to operate while the inspection findings are addressed. CYAPC's supplemental letter is to be submitted by May 30, 1996. The NRC's activities are continuing and management cannot predict at this time what additional activities, if any, the NRC will take with respect to CY.
On April 22, 1996, the NRC announced the results of a recent inspection at the Seabrook nuclear power plant in Seabrook, New Hampshire (Seabrook). The NRC indicated that it found Seabrook to be a well-operated facility and found no major safety issues or weaknesses. The NRC noted that it would reduce inspections in a number of areas at Seabrook as a result of its findings.

The work necessary to respond to the NRC's letters regarding Millstone is expected to be completed by July 2, 1996 for Millstone 3, during the third quarter of 1996 for Millstone 2, and during the fourth quarter of 1996 for Millstone 1. These estimates could be affected by the discovery of additional issues and necessary corrective work. Management's reallocation of resources, with the objective of filing Millstone 3's response by July 2, has resulted in revised schedules for Millstone 1 and 2. The NRC has required that this information be submitted no later than 7 days before each of these units returns to operation. Since the NRC will carefully review these responses before permitting each unit to returns to operation, management cannot predict at this time how long the NRC's review will take or what additional actions, if any, will be required before the units are allowed to restart.

Monthly replacement-power costs for NU system companies attributable to the outages are expected to be approximately $6 to $8 million for Millstone 1, $8 to $10 million for Millstone 2, and $7 to $9 million for Millstone 3. CL&P recovers from, or refunds to, customers certain fuel costs if its nuclear units do not operate at a predetermined capacity factor (currently 72 percent) through the Generation Utilization Adjustment Clause (GUAC). In previous GUAC proceedings, the Department of Public Utility Control (DPUC) has reduced CL&P's GUAC recoveries by the amount of fuel over-recoveries during the GUAC period. Because of the DPUC's previous decisions, and the likelihood that, as a result of the Millstone outages, CL&P's GUAC capacity factor will be below 72 percent for the GUAC period ending July 31, 1996, CL&P has established a $32 million reserve against fuel over-recoveries as of March 31, 1996.

In addition to the costs of replacement power, there are, and will be, incremental operation and maintenance (O&M) costs associated with the Millstone outages and the NRC review. Because it cannot be known with any certainty how long each unit will remain out of service, management can only provide general estimates of the amount of direct costs that will be incurred. As of March 31, 1996, management has identified approximately $38 million of costs for projects associated with the extended outages, the majority of which are for projects which have been accelerated from planned future outages, and an additional $38 million of costs specifically associated with the NRC reviews. It is likely that these costs will increase as additional projects are identified by NU or the NRC. As of March 31, 1996, CL&P and Western Massachusetts Electric Company (WMECO) have reserved approximately $31 and $7 million, respectively, for the estimated costs associated directly with the NRC reviews.

The recovery of fuel and outage costs are subject to prudence reviews in Connecticut, Massachusetts, and New Hampshire. While it is too early to estimate the total amount of replacement-power and other costs that will result from the NRC's review of Millstone, or what the results of any prudence reviews will be, management believes that there is significant exposure for non-recovery of a material amount of the total costs.

In April 1996, the Board announced the formation of a special committee of the Board to provide high-level oversight of the safety and effectiveness of NU's nuclear operations, progress toward resolving open NRC issues, and progress in resolving employee, community, and customer concerns. The new committee will consist exclusively of outside trustees and will be chaired by E. Gail de Planque, a Board member who is a former NRC commissioner.

Given the current Millstone outages, management believes that there is a risk, particularly in Connecticut, that it will be difficult to meet peak demand this summer if all three Millstone units, and perhaps CY, are out of service during the hottest summer weather. To reduce this risk, NU is planning to acquire additional generating assets. Management expects the incremental costs associated with meeting peak summer demand to be approximately $20 million in 1996.

RATE MATTERS

CONNECTICUT

In April 1996, CL&P submitted to the DPUC for approval a settlement agreement (the Settlement) which is jointly supported by CL&P, the Prosecutorial Division of the DPUC, and the Office of Consumer Counsel. The Settlement assumes a May 1, 1996 effective date. The two principal objectives of the Settlement are to provide for a 20-month retail-rate agreement and to resolve pending reviews of certain nuclear outages through March 31, 1996. Additionally, the Settlement would terminate all pending litigation, as of March 31, 1996, among the parties that could potentially affect CL&P's rates and earnings. The Settlement does not impact costs incurred subsequent to March 31, 1996, which are associated with the Millstone units' placement on the NRC's watch list. If approved, the Settlement is expected to reduce estimated year-end 1996 earnings by approximately $35 million, or $0.17 per share. The impact on NU's earnings will be recognized primarily during the quarter in which the Settlement is approved by the DPUC. A DPUC decision on the Settlement is expected by the end of May 1996. Management cannot predict at this time the potential outcome of the DPUC's decision.

The proposed Settlement provides for an immediate 2.5-percent decrease in customer bills to be accomplished by the elimination of the balance, as of the effective date of the Settlement, of the uncollected deferred GUAC charges incurred for the 1994-1995 GUAC period (approximately $45 million as of May 1, 1996). The Settlement also provides for the elimination of the deferred GUAC charges, as of March 31, 1996, for the current GUAC period (approximately $6 million). Additionally, CL&P will freeze its base rates until at least
December 31, 1997, and accelerate the amortization of approximately $200 to $240 million ($97 to $122 million in 1996 and $103 to $118 million in 1997) of potentially strandable assets. Should the base-rate freeze extend into 1998 and beyond, the 1997 amortization level proposed in the Settlement would also be extended.

The Settlement does not affect the DPUC's ongoing investigation of the adoption of a fuel clause designed to track and recover all costs of energy incurred to serve customers (fully-tracking fuel clause), which would supersede the current GUAC and fossil-fuel-adjustment clause (FAC). However, it is expected that during the transition period from the effective date of the Settlement to the DPUC's decision on the fully-tracking fuel clause (expected in June 1996), the net effect of the FAC, the GUAC, and a transitional deferred fuel accounting mechanism provided for in the Settlement would operate as though CL&P has a fully-tracking fuel clause.
Although it would decrease 1996 earnings, management believes the Settlement would better position CL&P for the restructuring of the electric-power industry.
 The 20-month rate freeze, and accelerated amortization described above, would preserve current cash flow while reducing potentially strandable investments.
In addition, the termination of certain pending litigation and the elimination of the need to file a rate case during 1996 will allow CL&P to focus its efforts on preparing itself for a more competitive environment.

NEW HAMPSHIRE

In 1995, the New Hampshire Legislature created a committee to review the industry's structure and called for the New Hampshire Public Utilities Commission (NHPUC) to initiate a two-year retail-wheeling pilot program. The program, which is expected to begin by the end of May 1996, will initially impact 3 percent of Public Service Company of New Hampshire's (PSNH) peak retail electric load (approximately 12,000 customers). The NHPUC has approved PSNH's plan for participation in the retail-wheeling pilot program. Under this plan, PSNH would recover all of its costs above an assumed market price of power and provide a 10-percent incentive credit off its traditional rates to customers who participate in the program to encourage customer participation in the two year experiment. If actual market prices differ from the assumed level, the NHPUC has stated that utilities may seek recovery of the difference. The NHPUC has required that PSNH participate in the competitive energy sales portion of the pilot program through a separate affiliated company. An application seeking authority for a PSNH affiliate to participate in the pilot program is currently pending before the Securities and Exchange Commission.

The New Hampshire Legislature has passed legislation calling for the restructuring of the electric-power industry to provide competition and customer choice no later than July 1, 1998. The legislation, which is awaiting signature by the Governor, seeks to maintain universal service, environmental protections, and benefits for all consumers, while creating near-term rate relief. The legislation specifically limits stranded cost recovery to that which is legally required under applicable regulation or law. The NHPUC is required to issue an Order establishing a statewide restructuring plan no later than February 28, 1997. Utilities must submit compliance filings no later than June 30, 1997.

In April 1996, PSNH publicly announced a proposal to begin negotiations with the state on rates and other matters. PSNH indicated that, with state support, PSNH may be able to lower its allowed rates by as much as 10 percent and cap them through 2000. Such an agreement would be effective subsequent to the final 5.5-percent rate increase effective June 1, 1996, which is allowed under the current rate agreement. The outcome of the proposal, which would require the adoption of a series of creative financial and regulatory measures, cannot be predicted at this time.

MASSACHUSETTS

On April 30, 1996, the Massachusetts Department of Public Utilities (DPU) approved a settlement which was proposed in February 1996 by WMECO and the Massachusetts Attorney General (the Agreement). The Agreement will continue, through February 1998, the 2.4-percent rate reduction instituted in June 1994. Additionally, the Agreement will terminate pending reviews of WMECO's generating plant performance, and any potential reviews associated with Millstone 2's 1994-1995 extended outage, and accelerates its amortization of potentially strandable generation assets by approximately $6 million in 1996 and $10 million in 1997. The Agreement will not have a material impact on estimated earnings for 1996.

On May 1, 1996, the DPU issued draft comprehensive restructuring rules. Management is currently performing an analysis of the DPU's rules, however, it is clear that they are complex and far-reaching. WMECO will file its comments on the DPU's rules on May 24, 1996. This filing will be followed by hearings, and the proposed date for issuance of the final restructuring regulations is September 20, 1996. The state's electric companies will then be required to file revenue neutral rate unbundling plans in the fall of 1996. The DPU is expected to rule on the companies' plans in early 1997. Subsequently, the DPU has indicated it will rule on WMECO's and other electric companies' individual restructuring plans in 1997. The DPU's target date for retail choice is January 1, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operations increased approximately $35 million in the first quarter of 1996, from 1995, primarily due to higher revenues from recoveries of fuel costs paid in prior periods, partially offset by higher cash operating expenses. Cash used for financing activities decreased approximately $78 million in the first quarter of 1996, from 1995, primarily due to lower net reacquisitions and retirements of long-term debt and preferred stock and the issuance of additional common shares in 1996 for use in NU's Dividend Reinvestment Plan (DRIP). Cash used for investments increased approximately $4 million in the first quarter of 1996, from 1995, primarily due to higher construction expenditures, partially offset by lower nuclear fuel expenditures.

In April 1996, NU resumed its pre-1995 practice of purchasing NU common shares on the open market, rather than issuing additional common shares, to meet its obligation under the DRIP.

In April 1996, Standard & Poor's Ratings Group placed the ratings of the entire NU system on CreditWatch with negative implications and Moody's placed the credit ratings of NU, CL&P, WMECO, and the Niantic Bay Fuel Trust under review for possible downgrade. These rating actions could adversely affect the future availability and cost of funds.

The costs of replacement power and the direct costs associated with the current nuclear outages will be substantial, even though the total cost is not quantifiable at this time. Management is confident that the system will be able to meet these additional funding requirements and the system's other 1996 requirements, including requirements for preferred and common dividends, through a combination of internally generated funds, borrowings under existing credit facilities, and planned new external financing arrangements. CL&P plans to complete a $62 million tax-exempt debt issue in May 1996, and may also issue approximately $60 million of first-mortgage bonds in the second quarter of 1996.
 CL&P and WMECO are also evaluating the issuance of additional first-mortgage bonds and asset-backed financings. NU, CL&P, and WMECO have also initiated actions to obtain a significant increase in the agreements under which the principal system companies (other than PSNH and North Atlantic Energy Corporation (NAEC)) effect revolving credit borrowings. Management's intention in implementing these additional financial arrangements is to ensure that the system companies will have access to adequate cash resources, at reasonable cost, even if the nuclear outages extend significantly longer, or the associated costs are significantly greater, than management currently foresees.

In April 1996, PSNH increased, and extended the expiration date of, its revolving-credit agreement limit. In addition to using a portion of the first quarter increase in cash and cash equivalents, PSNH will draw funds under this new facility to fund the maturity of its $172.5 million first-mortgage bond issue in May 1996.
CL&P entered into fuel-swap agreements to reduce a portion of their fuel-price risk for its long-term negotiated energy contracts. NAEC has entered into interest-rate swap agreements to reduce interest-rate risk associated with its $225 million variable-rate bank note. These swaps are not used for trading purposes. The differential paid or received as fuel prices or interest rates change is recognized in income when realized. As of March 31, 1996, CL&P and NAEC had outstanding agreements with a total notional value of approximately $242.5 and $225 million, respectively. The settlement amounts associated with the swaps increased first quarter earnings by approximately $2.4 million for CL&P and increased interest expense by approximately $0.1 million for NAEC. CL&P's fuel swaps minimize exposure associated with rising fuel prices and effectively fix the cost of fuel, and the profitability, for CL&P, of certain negotiated contract sales, and the interest rate, at 7.05 percent, for NAEC's variable-rate bank note.

RESULTS OF OPERATIONS

Comparison of the First Quarter of 1996 with the First Quarter of 1995
- ----------------------------------------------------------------------


Operating revenues increased approximately $83 million in the first quarter of 1996, from 1995. The components of the change in operating revenues are as follows:

Changes in Operating Revenues                     Increase/(Decrease)
- -----------------------------                     -------------------

                                                 (Millions of Dollars)

Regulatory decisions                                     4
Fuel, purchased-power, and FPPAC cost recoveries        54
Retail sales volume                                     30
Wholesale revenues                                      (7)
Other revenues                                           2
                                                       ---


Total revenue change                                   $83
                                                       ===

Revenues related to regulatory decisions increased primarily because of the mid-1995 retail-rate increases for CL&P and PSNH, partially offset by a March 1996 reserve for CL&P over-recoveries of demand-side-management costs. Fuel, purchased-power, and Fuel and Purchased Power Adjustment Clause (FPPAC) cost recoveries increased primarily due to higher energy costs and higher revenues from sales to other outside utilities. Retail sales volume increased as a result of higher retail kilowatt-hour sales in 1996. Retail sales increased 4.3 percent for the first quarter of 1996, from 1995, primarily due to extremely mild weather in the first three months of 1995. Wholesale revenues decreased primarily due to higher recognition in 1995 of lump-sum payments for termination of a long-term contract with CL&P.

Fuel, purchased, and net interchange power expense increased approximately $74 million in the first quarter of 1996, from 1995, primarily due to the timing of the recognition of costs under CL&P's fuel clauses and the reserve associated with CL&P's fuel over-recoveries under the DPUC's methodology.

Other operation and maintenance expense increased approximately $60 million in the first quarter of 1996, from 1995, primarily due to the establishment of a reserve resulting from the NRC review of Millstone, higher recognition of pension and benefit costs, and higher costs associated with the nuclear outages, partially offset by lower 1996 charges from the regional nuclear generating units.

Depreciation expense increased approximately $3 million in the first quarter of 1996, from 1995, primarily due to higher plant balances and higher depreciation rates in 1996.

Amortization of regulatory assets, net decreased approximately $16 million in the first quarter of 1996, from 1995, primarily due to the completion of CL&P and WMECO's amortization of Millstone 3 phase-in costs partially offset by lower 1996 CL&P cogeneration deferrals and higher 1996 amortization of cogeneration deferrals.

Federal and state income taxes decreased approximately $6 million in the first quarter of 1996, from 1995, primarily due to lower book taxable income, partially offset by tax benefits from a favorable tax ruling during 1995.

Taxes other than income taxes increased approximately $6 million in the first quarter of 1996, from 1995, primarily due to higher 1996 Connecticut gross earnings tax expense and higher 1996 New Hampshire property tax expense.

Deferred nuclear plants return decreased approximately $5 million in the first quarter of 1996, from 1995, primarily due to additional Seabrook 1 investments being phased into rates.

Interest on long-term debt decreased approximately $8 million in the first quarter of 1996, from 1995, primarily because of lower average interest rates as a result of refinancing activities and lower 1996 debt levels.

Preferred dividends decreased approximately $6 million in the first quarter of 1996, from 1995, primarily due to a 1995 charge to earnings for premiums on redeemed preferred stock and a reduction in preferred stock levels from the first quarter of 1995.


                          PART II.  OTHER INFORMATION


ITEM 1.LEGAL PROCEEDING

1. On April 10, 1996, NU received a letter from a representative of a shareholder demanding that it commence legal action against Bernard M. Fox and certain unnamed officers and directors with regard to operations at Millstone Station. On April 23, 1996, NU's Board of Trustees created a special committee that would, among other responsibilities, conduct an independent review and investigation of the allegations contained in the letter and make recommendations as to how the Board of Trustees should respond to the letter.

       In addition, on April 19, 1996, NU was served with a civil complaint naming as defendants certain current and former trustees and officers.
                                   -
       The complaint was brought as a shareholder derivative action in the Massachusetts Superior Court for the Hampden Division seeking to recover unspecified damages for alleged losses purportedly arising out of NU's operation of Millstone Station. NU is presently evaluating the matter.
        The Company has also been was served in two similar proceedings in Connecticut Superior Court.

2. On April 4, 1996, the Long Island Soundkeeper Fund, a public interest group, filed a citizens suit against Long Island Lighting Company ("LILCO"),CL&P and Northeast Utilities Service Company ("NUSCO") (collectively, the "Companies") in Federal District Court in Connecticut. The suit alleges the Companies are violating the federal Clean Water Act by maintaining an unpermitted discharge of pollutants from the underwater cable extending from Northport on Long Island, New York to Norwalk, Connecticut (the "Long Island Cable") owned by the Companies and claims the pollutants are an imminent danger to the environment and public health. The suit asks the court, among other things, to enjoin further operation of the Long Island Cable without a permit and require the Company to pay a civil penalty of $25,000 for each violation. NUSCO and CL&P intend to defend the suit vigorously. The potential outcome of this matter, the magnitude of any reliability concerns resulting from a shutdown of the Long Island Cable and the cost of alternatives cannot be determined at this time.

       For additional information on the Long Island Cable and a related ongoing United States Attorney's Office investigation, see "Item 1. Business - Regulatory and Environmental Matters - Environmental Regulation - Surface Water Quality Requirements" in NU's 1995 Form 10-K.

ITEM 5.  OTHER INFORMATION

1. On April 9, 1996, Northeast Nuclear Energy Company ("NNECO") and the Nuclear Regulatory Commission ("NRC") staff filed a joint motion to terminate the NRC proceeding which began in 1995 when several New England based public interest groups requested a hearing on the Millstone 1 license amendment which explicitly authorized the practice of offloading the full reactor core during refueling outages. The joint motion was based on representations by counsel for the petitioners that the matter would no longer be pursued. On April 15, 1995, the NRC's Atomic Safety and Licensing Board granted the joint motion to terminate the proceeding.
       For additional information on this proceeding, see "Item 1. Business - Electric Operations - Nuclear Generation - Millstone Units" in NU's 1995 Form 10-K.

2. On May 3, 1996, NU was advised by the Office of the U.S. Attorney for the District of Connecticut (U.S. Attorney) that it had received a report by the NRC Office of Investigations (OI) relating to full core off-load procedures and certain related matters at Millstone Station. The OI referred the report to the U.S. Attorney for review for possible criminal prosecution and NU has been informed that the U.S. Attorney is in the early stages of reviewing its conduct. NU does not have the OI's report and therefore cannot evaluate either whether the report is accurate or what any civil or criminal consequences may be. Despite the possibility that some form of prosecutorial action might be initiated, management does not believe that any System company or officer has engaged in conduct that would warrant a federal criminal prosecution and intends to fully cooperate with the U.S. Attorney in the investigation.

3. On April 18, 1996, the United States District Court for the Eastern District of Kentucky approved the consent decree described in "Item 1. Business - Regulatory and Environmental Matters - Environmental Regulation - Toxic Substances and Hazardous Waste Regulations" in NU's 1995 Form 10-K.

4. In early 1996, the New Hampshire Public Utilities Commission ("NHPUC") began a proceeding to decide whether to approve the settlement agreements which Public Service Company of New Hampshire ("PSNH") had reached with certain wood-fired nonutility generators ("NUGs"). On

       March 11, 1996, the NHPUC decided, although the settlement agreements contain a waiver of all claims by every party for past purchases of the NUGs' output, to review whether PSNH had used its best efforts to negotiate the settlements. On April 11, 1996, PSNH filed a Motion for Rehearing with the NHPUC.

       For additional information on this matter, see "Item 1. Business - Rates
       - New Hampshire Retail Rates - NUGs" in NU's 1995 Form 10-K.

5. On March 27, 1996, the New Hampshire Electric Cooperative ("NHEC") filed a Complaint, Request for Initiation of Proceedings and Motion for Deferral requesting that FERC initiate proceedings to determine whether PSNH is improperly billing NHEC costs associated with installation and maintenance of selective non-catalytic reduction ("SNCR") technology at PSNH's fossil-generating station Merrimack Unit 2. These costs result from the installation of pollution control measures necessary to comply with the Federal Clean Air Act Amendments of 1990. On March 25, 1996, the NHPUC had indicated that PSNH would be allowed to recover only those costs associated with the installation of SNCR technology through the FPPAC. The NHPUC agreed that recovery of all amounts was appropriate once the $20 million capital or the $2 million expense thresholds had been reached and allowed PSNH to combine total costs for all units to determine the threshold amount. The NHPUC has yet to issue a written order in this proceeding.

       For additional information on this proceeding, see "Item 1. Business - Rates - New Hampshire Retail Rates - FPPAC" in NU's 1995 Form 10-K.

6. On April 24, 1996, FERC issued its final open access rule (the ``Rule'') to promote competition in the electric industry. The Rule will require, among other things, all public utilities that own, control or operate facilities used for transmitting electric energy in interstate commerce to file an open-access, non-discriminatory transmission tariff and to take transmission service for their own new wholesale sales and purchases under the open-access tariffs. The Rule also requires public utilities to develop and maintain a same-time information system that will give existing and potential transmission users the same access to transmission information that the public utility enjoys, and requires public utilities to separate transmission from generation marketing functions and communications. The Rule also supports full recovery of legitimate, prudent and verifiable stranded costs associated with providing open access transmission services.

       On March 29, 1996, FERC approved NU's transmission tariffs, where were revised to meet the comparability standards articulated in the Notice of Proposed Rulemaking that preceded the Rule and conditioned acceptance of NU's market-based power sales tariff, where it permits NU to sell power to wholesale customers outside of New England, on the removal of certain language. NU submitted the required compliance filing to FERC on April 12, 1996. As a result of the Rule, NU will refile its transmission tariffs to conform with the minimum terms and conditions set forth in the Rule. Management is continuing to review what other steps, if any, must be taken to comply with the Rule.

       For additional information on this matter, see "Item 1. Business - Competition and Marketing - Wholesale Marketing" in NU's 1995 Form 10-K.





ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

(a)  Listing of Exhibits:

     Exhibit Number      Description
     --------------      -----------


             15               Letter regarding unaudited financial information

             27               Financial Data Schedule

(b)  Reports on Form 8-K:

1. NU filed a Form 8-K dated January 31, 1996 disclosing that the NRC had placed Millstone station on its "watch list."

2. NU filed a Form 8-K dated March 30, 1996 updating the status of Millstone station as related to the NRC's actions to date.

3. NU filed a Form 8-K dated April 15, 1996 related to the proposed CL&P rate settlement.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                        NORTHEAST UTILITIES
                                        -------------------

                                           Registrant



Date  May 6, 1996              By /s/ Bernard M. Fox
      -----------                 -------------------------------

                                         Bernard M. Fox
                                    Chairman, President, and
                                    Chief Executive Officer



Date  May 6, 1996              By /s/ John J. Roman
      -----------                 -------------------------------

                                    John J. Roman
                                    Vice President and Controller