Form 10-Q
period 1996-06-30
NORTHEAST UTILITIES
filed 1996-08-14
CIK 72741

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996


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

                     Class                          Outstanding at July 31, 1996

         Common Shares, $5.00 par value                   136,051,913 shares




                      NORTHEAST UTILITIES AND SUBSIDIARIES

                               TABLE OF CONTENTS



                                                              Page No.



Part I. Financial Information

    Item 1. Financial Statements

      Consolidated Balance Sheets - June 30, 1996
      and December 31, 1995                                                  2

      Consolidated Statements of Income - Three
      Months and Six Months Ended June 30, 1996 and 1995                     4

      Consolidated Statements of Cash Flows -
      Six Months Ended June 30, 1996 and 1995                                5

      Notes to Consolidated Financial Statements                             6

      Report of Independent Public Accountants                              12

  Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                                   13

Part II.    Other Information
  Item 1.   Legal Proceedings                                               21

  Item 4.   Submission of Matters to a Vote of
            Security Holders                                                22

  Item 5.   Other Information                                               22

  Item 6.   Exhibits and Reports on Form 8-K                                23

Signatures                                                                  25




                                  PART I.  FINANCIAL INFORMATION

NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                              June 30,      December 31,
                                                                1996            1995
                                                           -------------   -------------
                                                               (Thousands of Dollars)
ASSETS
- ------

Utility Plant, at cost:
  Electric................................................ $  9,583,957    $  9,490,142
  Other...................................................      189,478         187,389
                                                           -------------   -------------
                                                              9,773,435       9,677,531
     Less: Accumulated provision for depreciation.........    3,792,602       3,629,559
                                                           -------------   -------------
                                                              5,980,833       6,047,972
  Unamortized PSNH acquisition costs......................      536,421         588,910
  Construction work in progress...........................      143,557         165,111
  Nuclear fuel, net.......................................      185,612         198,844
                                                           -------------   -------------
      Total net utility plant.............................    6,846,423       7,000,837
                                                           -------------   -------------
Other Property and Investments:
  Nuclear decommissioning trusts, at market...............      345,464         325,674
  Investments in regional nuclear generating
   companies, at equity...................................       82,752          81,996
  Investments in transmission companies, at equity........       22,753          23,558
  Investments in Charter Oak Energy, Inc. projects........       41,965          41,221
  Other, at cost..........................................       38,750          35,318
                                                           -------------   -------------
                                                                531,684         507,767
                                                           -------------   -------------
Current Assets:
  Cash and cash equivalents (Note 1B)<F1B>................      275,808          29,038
  Receivables, net........................................      396,680         435,931
  Accrued utility revenues................................      123,170         136,260
  Fuel, materials, and supplies, at average cost..........      210,645         200,580
  Recoverable energy costs, net--current portion..........         -             79,300
  Prepayments and other...................................       59,170          34,430
                                                           -------------   -------------
                                                              1,065,473         915,539
                                                           -------------   -------------
Deferred Charges:
  Regulatory assets:
    Income taxes,net......................................    1,109,926       1,176,356
    Deferred costs--nuclear plants........................      177,257         168,600
    Unrecovered contractual obligation....................       77,039         103,475
    Recoverable energy costs, net (Note 3)<F3>............      407,151         260,678
    Deferred demand-side management costs.................       93,764         117,070
    Cogeneration costs-CL&P...............................       85,969          92,162
    Other.................................................       43,802         116,010
  Unamortized debt expense................................       37,296          37,645
  Other ..................................................       67,713          48,827
                                                           ------------    ------------
                                                              2,099,917       2,120,823
                                                           ------------    ------------


Total Assets.............................................. $ 10,543,497    $ 10,544,966
                                                           ============    ============

See accompanying notes to consolidated financial statements.






NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                              June 30,      December 31,
                                                                1996            1995
                                                           -------------   -------------
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
- ------------------------------

Capitalization:
  Common shareholders' equity:
    Common shares, $5 par value--authorized
    225,000,000 shares; 136,051,911 shares issued and
     127,942,639 shares outstanding in 1996 and
     135,611,166 shares issued and 127,050,647 shares
     outstanding in 1995.................................. $    680,260    $    678,056
    Capital surplus, paid in..............................      943,266         936,308
    Deferred benefit plan--employee stock
      ownership plan......................................     (187,706)       (198,152)
    Retained earnings.....................................      972,293       1,007,340
                                                           -------------   -------------
           Total common shareholders' equity..............    2,408,113       2,423,552
  Preferred stock not subject to mandatory redemption.....      169,700         169,700
  Preferred stock subject to mandatory redemption.........      276,000         302,500
  Long-term debt (Note 6)<F6>.............................    3,686,267       3,705,215
                                                           -------------   -------------
           Total capitalization...........................    6,540,080       6,600,967
                                                           -------------   -------------
Minority Interest in Consolidated Subsidiaries............       99,926          99,935
                                                           -------------   -------------
Obligations Under Capital Leases..........................      138,101         147,372
                                                           -------------   -------------

Current Liabilities:
  Notes payable to banks..................................       90,000          99,000
  Long-term debt and preferred stock--current
   portion................................................      280,948         219,657
  Obligations under capital leases--current
   portion................................................       68,878          83,110
  Accounts payable........................................      321,118         319,038
  Accrued taxes...........................................       66,513          75,218
  Accrued interest........................................       51,424          53,699
  Accrued pension benefits................................       91,279          90,630
  Refundable energy costs (Note 3)<F3>....................       42,752            -
  Other...................................................      133,492         105,821
                                                           -------------    ------------
                                                              1,146,404       1,046,173
                                                           -------------    ------------
Deferred Credits:
  Accumulated deferred income taxes.......................    2,115,943       2,135,852
  Accumulated deferred investment tax credits.............      173,251         178,060
  Deferred contractual obligation.........................       77,039         103,475
  Other...................................................      252,753         233,132
                                                           -------------    ------------
                                                              2,618,986       2,650,519
                                                           -------------    ------------
Commitments and Contingencies (Note 9)<F9>


           Total Capitalization and Liabilities........... $ 10,543,497    $ 10,544,966
                                                           =============   =============

See accompanying notes to consolidated financial statements.





NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                    Three Months Ended           Six Months Ended
                                                         June 30,                    June 30,
                                                --------------------------- ---------------------------
                                                     1996          1995          1996          1995
                                                ------------- ------------- ------------- -------------
                                                    (Thousands of Dollars, except share information)

Operating Revenues............................. $    871,904  $    840,333  $  1,900,106  $  1,785,038
                                                ------------- ------------- ------------- -------------
Operating Expenses:
 Operation --
  Fuel, purchased and net interchange power....      199,720       200,293       511,459       437,937
  Other........................................      280,829       223,187       559,204       449,740
 Maintenance...................................      109,557        67,736       178,020       127,878
 Depreciation..................................       89,460        85,749       180,404       173,502
 Amortization of regulatory assets, net........       24,916        30,269        39,257        60,170
 Federal and state income taxes................       24,199        55,657        83,955       125,269
 Taxes other than income taxes.................       61,404        59,031       132,727       124,804
                                                ------------- ------------- ------------- -------------
        Total operating expenses...............      790,085       721,922     1,685,026     1,499,300
                                                ------------- ------------- ------------- -------------
Operating Income...............................       81,819       118,411       215,080       285,738
                                                ------------- ------------- ------------- -------------

Other Income:
  Deferred nuclear plants return--other
    funds......................................        2,387         2,640         5,413         7,296
  Equity in earnings of regional nuclear
    generating and transmission companies......        3,654         3,880         7,311         6,217
  Other, net...................................        8,721         2,005        10,648        (2,637)
  Income taxes.................................       (2,306)        2,074        (1,792)        6,205
                                                ------------- ------------- ------------- -------------
        Other income, net......................       12,456        10,599        21,580        17,081
                                                ------------- ------------- ------------- -------------
        Income before interest charges.........       94,275       129,010       236,660       302,819
                                                ------------- ------------- ------------- -------------

Interest Charges:
  Interest on long-term debt...................       70,649        80,375       143,073       160,579
  Other interest...............................        7,452         1,173         8,594         2,772
  Deferred nuclear plants return--borrowed
     funds.....................................       (3,782)       (3,304)       (8,835)      (11,649)
                                                ------------- ------------- ------------- -------------
        Interest charges, net..................       74,319        78,244       142,832       151,702
                                                ------------- ------------- ------------- -------------

       Income after interest charges...........       19,956        50,766        93,828       151,117

Preferred Dividends of Subsidiaries............        8,290         8,368        16,660        22,435
                                                ------------- ------------- ------------- -------------
Net Income..................................... $     11,666  $     42,398  $     77,168  $    128,682
                                                ============= ============= ============= =============

Earnings Per Common Share...................... $       0.09  $       0.34  $       0.60  $       1.03
                                                ============= ============= ============= =============

Common Shares Outstanding (average)............  127,808,845   125,776,304   127,705,612   125,448,064
                                                ============= ============= ============= =============




See accompanying notes to consolidated financial statements.





NORTHEAST UTILITIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                 Six Months Ended
                                                                     June 30,
                                                             -----------------------
                                                                 1996        1995
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  Income before preferred dividends of subsidiaries......... $   93,828  $  151,117
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................    180,404     173,502
    Deferred income taxes and investment tax credits, net...      8,443      85,173
    Deferred nuclear plants return, net of amortization.....     (6,982)     42,737
    Recoverable energy costs, net of amortization...........    (24,421)    (57,207)
    Amortization of PSNH acquisition costs..................     28,602      28,111
    Deferred cogeneration costs--CL&P, net..................      6,193     (38,533)
    Deferred demand-side-management
      costs, net of amortization............................     23,306       6,792
    Deferred nuclear refueling outage, net of amortization..     28,348     (24,768)
    Nuclear compliance reserves.............................     47,839        -
    Other sources of cash...................................    154,831     110,172
    Other uses of cash......................................    (25,553)    (13,875)
  Changes in working capital:
    Receivables and accrued utility revenues................     52,341      47,128
    Fuel, materials, and supplies...........................    (10,065)    (11,989)
    Accounts payable........................................      2,080     (45,850)
    Accrued taxes...........................................     (8,705)    (12,924)
    Other working capital (excludes cash)...................    (46,534)     (8,972)
                                                             ----------- -----------
Net cash flows from operating activities....................    503,955     430,614
                                                             ----------- -----------
Financing Activities:
  Issuance of common shares.................................     10,621      10,867
  Issuance of long-term debt (Note 6)<F6>...................    222,000        -
  Issuance of Monthly Income
   Preferred Securities.....................................       -        100,000
  Net decrease in short-term debt...........................     (9,000)    (32,500)
  Reacquisitions and retirements of long-term debt..........   (209,424)    (81,048)
  Reacquisitions and retirements of preferred stock.........     (1,500)   (133,175)
  Cash dividends on preferred stock.........................    (16,660)    (22,435)
  Cash dividends on common shares...........................   (112,215)   (110,313)
                                                             ----------- -----------
Net cash flows used for financing activities................   (116,178)   (268,604)
                                                             ----------- -----------
Investment Activities:
  Investment in plant:
    Electric and other utility plant........................   (108,556)   (110,387)
    Nuclear fuel............................................      1,518     (11,766)
                                                             ----------- -----------
  Net cash flows used for investments in plant..............   (107,038)   (122,153)
  Investments in nuclear decommissioning trusts.............    (29,842)    (32,585)
  Other investment activities, net..........................     (4,127)    (11,477)
                                                             ----------- -----------
Net cash flows used for investments.........................   (141,007)   (166,215)
                                                             ----------- -----------
Net Increase (Decrease) In Cash For The Period..............    246,770      (4,205)
Cash and cash equivalents - beginning of period.............     29,038      27,127
                                                             ----------- -----------
Cash and cash equivalents - end of period................... $  275,808  $   22,922

                                                            =========== ===========

See accompanying notes to consolidated financial statements.







                      NORTHEAST UTILITIES AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   Presentation

          The accompanying unaudited consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in this Form 10-Q, the Annual Report of Northeast Utilities (the company or NU) on Form 10-K for the year ended December 31, 1995 (1995 Form 10-K), the First Quarter 1996 Form 10-Q, and the company's Form 8-Ks dated January 31, 1996, March 30, 1996, April 15, 1996, June 3, 1996, June
          18, 1996, June 28, 1996, and July 22, 1996. In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1996, the results of operations for the three-month and six-month periods ended June 30, 1996 and 1995, and the statements of cash flows for the six-month periods ended June 30, 1996 and 1995. All adjustments are of a normal, recurring, nature except those described below in Notes 3 and 9B. The results of operations for the three-month and six-month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results expected for a full year.

          Certain reclassifications of prior period data have been made to conform with the current period presentation.

          NU is the parent company of the Northeast Utilities system (the system). The system furnishes retail electric service in Connecticut, New Hampshire, and western Massachusetts through four wholly owned subsidiaries, The Connecticut Light and Power Company (CL&P), Public Service Company of New Hampshire (PSNH), Western Massachusetts Electric Company (WMECO), and Holyoke Water Power Company (HWP). A fifth wholly owned subsidiary, North Atlantic Energy Corporation
          (NAEC), sells all of its capacity and output of the Seabrook nuclear power plant to PSNH. In addition to its retail electric service, the system furnishes firm and other wholesale electric services to various municipalities and other utilities. The system serves about 30 percent of New England's electric needs and is one of the 20 largest electric utility systems in the country as measured by revenues.

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

2.   NEW ACCOUNTING STANDARD

     The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which established accounting standards for evaluating and recording asset impairment. The company adopted SFAS 121 as of January 1, 1996. SFAS 121 requires the evaluation of long-lived assets for impairment when certain events occur or when conditions exist that indicate the carrying amounts of assets may not be recoverable.

     Based on the current regulatory environment in the system's service areas, as of June 30, 1996, SFAS 121 did not have a material impact on the company's financial position or results of operations. This conclusion may change in the future as competitive factors influence wholesale and retail pricing in the electric utility industry or if the cost-of-service based regulatory structure were to change. For further information, see NU's 1995 Form 10-K and NU's First Quarter 1996 Form 10-Q.

3.   REGULATORY ASSETS

     CL&P -- Settlement Agreement: On July 1, 1996, the Connecticut Department of Public Utility Control approved a modified settlement agreement (Modified Settlement). As a result of the Modified Settlement CL&P wrote off approximately $6 million associated with its deferred 1995-1996 generation utilization adjustment clause (GUAC) balance as of March 31, 1996. The Modified Settlement also provides for the accelerated recovery of CL&P's other regulatory assets of approximately $127-$175 million during 1996 and 1997. For further information on the CL&P Modified Settlement and the original settlement proposal, see Note 9B in this Form 10-Q and the company's Form 8-Ks dated April 15, 1996, June 18, 1996, and June 28, 1996.

     CL&P -- Recoverable Energy Costs: The Modified Settlement resolved all outage-related fuel recovery issues through March 31, 1996. For periods subsequent to March 31, 1996 the Modified Settlement has provided for an interim regulatory deferred fuel accounting mechanism. The net effect of this mechanism, combined with the GUAC and the fossil-fuel adjustment clause, operates as though CL&P has a fully tracking fuel clause. As of June 30, 1996, CL&P had a net GUAC balance of approximately $83 million. For further information on CL&P's recoverable energy costs, see Note 9B and the MD&A in this Form 10-Q, NU's First Quarter 1996 Form 10-Q, and NU's 1995 Form 10-K.

     PSNH: The company's Form 8-K dated June 3, 1996 discusses the New Hampshire Public Utilities Commission's (NHPUC) order requiring PSNH to refund $41.5 million of small power producer costs. These refunds began in June 1996. Management believes that the $41.5 million will be recoverable through future rates, in accordance with the PSNH Rate Agreement, and has recognized a regulatory asset for this amount. As of June 30, 1996, PSNH had net recoverable energy costs of approximately $262 million. For further information on PSNH Recoverable Energy Costs, see NU's 1995 Form 10-K and the company's Form 8-K dated June 3, 1996.

4.   LEASE AGREEMENT

     On June 21, 1996, CL&P entered into an operating lease agreement for CL&P to acquire the use of four turbine generators having an installed cost of approximately $70 million. The initial lease term is for a five-year period. The lease agreement provides for a renewal option under which CL&P may lease the turbines, at their fair market value, for five additional consecutive twelve-month renewal terms. The rental payments are based on a five-year floating interest rate. The initial interest rate was 6.44 percent. Upon termination of the lease agreement, ownership of the turbines will remain with the lessor. For further information on leases, see NU's 1995 Form 10-K.

5.   ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM

     On July 11, 1996, CL&P entered into   an agreement for the sale of up to
     $200 million of eligible accounts receivable with limited recourse. The agreement provides for a loss reserve pursuant to which additional customer receivables are allocated to the purchaser on an interim basis, to protect against bad debt. To the extent actual loss experience of the pool receivables exceeds the loss reserve, the purchaser absorbs the excess.
     For receivables sold, CL&P has retained collection and servicing responsibilities as agent for the purchaser. As collections reduce previously sold undivided interests, new receivables would customarily be sold. As of August 13, 1996, no receivables had been sold under this program.

     The FASB has issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which establishes, in part, accounting standards for the accounting and recognition of transfers of financial assets. SFAS 125 will be effective for transfers and servicing of financial assets occurring after December 31, 1996 and will be applied prospectively. Management is currently evaluating the effects of this accounting standard on future transactions related to the accounts receivable securitization program.


6.   CAPITALIZATION

     On May 21, 1996, the Connecticut Development Authority issued $62 million of tax-exempt pollution control revenue bonds. Concurrent with such issuance, the proceeds of the bonds were loaned to CL&P for the reimbursement of a portion of CL&P's share of the previously incurred costs of financing, acquiring, constructing, and installing pollution control, sewage, and solid waste disposal facilities at Millstone 3. The bonds will mature on May 1, 2031 and bear, at CL&P's discretion, a variable or fixed interest rate. Variable interest rates may reach a maximum rate of 12
     percent.  The bonds were issued with   an initial interest rate of 3.7
     percent per annum. The bonds are backed by a five-year letter of credit and are secured by a second mortgage on CL&P's interest in Millstone 1.

     On June 25, 1996, CL&P issued $160 million of First and Refunding Mortgage Bonds, 1996 Series A. The 1996 Series A Bonds bear interest at an annual rate of 7.875%, and will mature on June 1, 2001. The net proceeds from the issuance and sale of the 1996 Series A Bonds, plus funds from other sources, will be used to repay approximately $193.3 million in principal amount of CL&P's Series UU bonds, due April 1, 1997. Prior to maturity of the Series UU bonds, CL&P may utilize a portion of the net proceeds to reduce short-term borrowing requirements.

     For further information on capitalization, see NU's 1995 Form 10-K.

7.   DERIVATIVE FINANCIAL INSTRUMENTS

     Fuel Swaps: CL&P uses fuel-swap agreements with financial institutions to hedge against some of the fuel-price risk created by the sale of long-term negotiated energy contracts. These fuel swaps reduce exposure associated with rising fuel prices and effectively fix most of CL&P's cost of fuel and the profitability for these negotiated energy contracts. Under the swap contracts, CL&P exchanges monthly payments based on the differential between a fixed and variable price for the associated fuel. As of June 30, 1996, CL&P had outstanding contracts with a total notional value of approximately $234.9 million, and a negative mark-to-market position of approximately $8.7 million.

     Interest-Rate Swaps: NAEC uses interest-rate swap agreements with financial institutions to hedge against interest-rate risk associated with its $225 million variable-rate bank note. The interest-rate swaps reduce exposure associated with rising interest rates, and effectively fix the interest rate for this borrowing arrangement. Under the swap agreements, NAEC exchanges quarterly payments based on a differential between a fixed contractual interest rate and the three-month LIBOR rate at a given time. As of June 30, 1996, NAEC had outstanding agreements with a total notional value of approximately $225 million and a positive mark-to-market position of approximately $4.2 million.

     These swap agreements have been made with various financial institutions, each of which is rated "BBB+" or better by Standard & Poor's rating group. CL&P and NAEC are exposed to credit risk on fuel swaps and interest-rate swaps if the counterparties fail to perform their obligations. However, CL&P and NAEC anticipate that the counterparties will be able to fully satisfy their obligations under the contracts. For further information on derivative financial instruments see the MD&A in this Form 10-Q, NU's 1995 Form 10-K and NU's First Quarter 1996 Form 10-Q.

8.   NUCLEAR DECOMMISSIONING

     For information regarding nuclear decommissioning, see NU's First Quarter 1996 Form 10-Q and NU's 1995 Form 10-K.

9.   COMMITMENTS AND CONTINGENCIES

      A. Construction Program: For information regarding NU's construction program, see NU's 1995 Form 10-K.

      B.  Nuclear Performance:

          Modified Settlement: NU had previously reported in its 1995 Form 10-K that nuclear outages which occurred at Millstone station over the period October 1990 through August 1995 were the subject of prudence reviews in Connecticut. The Modified Settlement previously discussed in Note 3 terminated these proceedings, and such termination did not have a material adverse impact on NU's financial position or results of operations. For additional information regarding the prudence reviews, see NU's 1995 Form 10-K. For additional information regarding the Modified Settlement, see Note 3 and the MD&A in this Form 10-Q and the company's Form 8-Ks dated April 15, 1996, June 18, 1996, and June 28, 1996.

          Millstone: NU has disclosed in its 1995 Form 10-K, its First Quarter 1996 Form 10-Q and its Form 8-Ks dated January 31, 1996, March 30, 1996, April 15, 1996, June 3, 1996, June 18, 1996, June 28, 1996, and
          July 22, 1996 that, among other things, the Millstone power station has been placed on the NRC's watch list, the three Millstone units are currently out of service, the company is currently responding to NRC requests for information and the company is currently incurring costs, including replacement power costs, while the three Millstone units are down.

          Management cannot predict when the NRC will allow any of the Millstone units to return to service and thus cannot estimate the total replacement power costs the companies will ultimately incur.

          Management now estimates NU will expense about $120 million of incremental nuclear operation and maintenance costs in 1996. Approximately $85 million of the $120 million was expensed in the first and second quarters of 1996; $68 million for CL&P, $16 million for WMECO, and $1 million for PSNH. It is likely this estimate will rise as NU and the NRC identify additional issues that need to be resolved.

          The recovery of fuel, purchased power, and other outage-related costs is subject to prudence reviews in Connecticut, Massachusetts, and New Hampshire. While it is too early to estimate the total amount of such costs or the results of any prudence reviews, management believes that there is significant exposure to non-recovery of a material amount of such costs.

          For further information, see the SEC filings referenced above and the MD&A in this Form 10-Q.

          Connecticut Yankee (CY): For information regarding CY, see the MD&A in this Form 10-Q, NU's First Quarter 1996 Form 10-Q, and NU's Form 8-Ks dated June 3, 1996 and July 22, 1996.

      C. Environmental Matters: For information regarding environmental matters, see NU's 1995 Form 10-K.

      D. Nuclear Insurance Contingencies: For information regarding nuclear insurance contingencies, see NU's 1995 Form 10-K.

      E. Long-Term Contractual Arrangements: For information regarding long-term contractual arrangements, see NU's 1995 Form 10-K.

      F. Class Action Suit: For information regarding the class action suit that was filed against NU on July 3, 1996, see Part II, Item 1. Legal Proceedings, in this Form 10-Q.




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Northeast Utilities:

We have reviewed the accompanying consolidated balance sheet of Northeast Utilities (a Massachusetts trust) and subsidiaries as of June 30, 1996, and the related consolidated statements of income for the three and six-month periods ended June 30, 1996 and 1995, and the consolidated statements of cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the company's management.

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


Hartford, Connecticut
August 13, 1996




                      NORTHEAST UTILITIES AND SUBSIDIARIES

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


This section contains management's assessment of Northeast Utilities' (NU or the system) financial condition and the principal factors having an impact on the results of operations. This discussion should be read in conjunction with NU's consolidated financial statements and footnotes in this Form 10-Q, the 1995 Form 10-K, the First Quarter 1996 Form 10-Q, and the Form 8-Ks dated January 31, 1996, March 30, 1996, April 15, 1996, June 3, 1996, June 18, 1996, June 28,
1996, and July 22, 1996.

FINANCIAL CONDITION

Overview

Earnings per common share were $0.09 for the three months ended June 30, 1996, a decrease of $0.25 from the same period in 1995, and $0.60 for the six months ended June 30, 1996, a decrease of $0.43 from the same period in 1995. The earnings for the three- and six-month periods were lower primarily due to higher operating costs and reserves related to the outages at the Millstone units, the impact of The Connecticut Light and Power Company's (CL&P) approved rate settlement agreement, and costs associated with meeting summer capacity requirements. These decreases were partially offset by higher retail sales and lower amortization of regulatory assets in 1996. In addition, six-month earnings decreased due to a one-time tax benefit from a favorable tax ruling, recognized in the first quarter of 1995.


NU expects to continue incurring substantial costs during the remainder of 1996 as a result of the Millstone outages, which could result in a loss for the third quarter. Management expects that earnings per share for 1996 will be well below 1995 earnings. A key factor affecting 1996 earnings will be the level of costs expended to address Nuclear Regulatory Commission (NRC) concerns and the replacement-power costs incurred to serve the system's customers in the absence of energy from the Millstone units. Management currently estimates that it will expense about $120 million of incremental operation and maintenance costs in 1996, approximately $85 million of which were expensed during the first six months of 1996, including a reserve for future costs of $48 million. It is likely that these costs will rise as NU and the NRC identify additional issues that need to be resolved. Monthly replacement-power costs for NU system companies attributable to the three Millstone outages are expected to be approximately $21 to $30 million.

The NU Board of Trustees (the Board) evaluates the dividend on NU's common shares quarterly. At its July 23, 1996 meeting, the Board declared a $0.25 per quarter common dividend, payable on September 30, 1996, to holders of record on September 1, 1996. The new level represents a 43-percent reduction from the $0.44 per share level NU has paid quarterly since March 1987.
For further information on the dividend reduction see NU's Form 8-K dated July 22, 1996.

Nuclear Performance

Millstone

NU has a 100-percent ownership interest in Millstone 1 and 2 and a 68-percent ownership interest in Millstone 3.

Millstone units 1, 2, and 3 (Millstone) have been out-of-service since November
4, 1995, February 21, 1996, and March 30,   1996, respectively. For further
                                          17
information on the current Millstone outages see NU's 1995 Form 10-K, Form 8-Ks dated January 31, 1996, March 30, 1996, June 3, 1996, June 18, 1996, June 28,
1996, and July 22, 1996, and the First Quarter 1996 Form 10-Q.

The NRC has recently informed NU that it will require the creation of an independent, third-party corrective action verification team to verify that corrective actions have been taken at Millstone to address design and configuration management issues. The NRC has indicated that it will issue an order confirming the requirement for such a team and reconfirming its requirement that NU seek formal approval by the NRC commissioners for restart of the Millstone units. Management cannot presently estimate the effect these efforts will have on the timing of restart or what additional costs, if any, this may cause.

Connecticut Yankee

NU has a 49-percent ownership interest in the Connecticut Yankee Atomic Power Company (CYAPC) which operates the Connecticut Yankee nuclear power plant (CY).

On July 22, 1996, CY was taken out of service as a precautionary measure to address a hypothetical accident scenario involving the plant's service water system. On August 8, 1996, after evaluating certain other pending technical and regulatory issues, CY's management decided to delay the restart of the unit and to begin a scheduled September refueling outage. The refueling outage was accelerated in order to allow time to resolve the pending issues.

On August 9, 1996, the NRC requested that CYAPC submit, within thirty days, additional information that would reconfirm the basis for continued operation of CY and address the implications of certain issues related to CY's design basis. NU cannot estimate at this time whether compliance with this request will impact the restart date for CY.

CYAPC cannot presently estimate whether the outage will extend beyond the 60 days planned for the refueling outage. Although a vote by the NRC Commissioners is not required prior to restart of the unit at this time, CYAPC will work closely with the NRC staff to evaluate and implement the corrective actions necessary to address the pending issues. Management cannot presently estimate the additional costs associated with the outage.

For further information on CY see NU's Form 8-Ks dated June 3, 1996, and July 22, 1996, and the First Quarter 1996 Form 10-Q.

Rate Matters

Connecticut

On July 1, 1996, the Connecticut Department of Public Utility Control (DPUC) approved a modified rate settlement agreement (the Modified Settlement). The Modified Settlement is expected to reduce estimated year-end 1996 earnings by approximately $35 million, or $0.17 per share, of which $0.06 per share was recognized during the second quarter.

Although the Modified Settlement will decrease 1996 earnings, management believes it will better position CL&P for the restructuring of the electric-power industry. The 18-month base-rate freeze and accelerated recovery of regulatory assets provided for in the Modified Settlement will preserve current cash flow while reducing potentially strandable investments. In addition, the termination of certain pending litigation and the elimination of the need to file a rate case during 1996 will allow CL&P to focus its efforts on preparing itself for a more competitive environment.

For further information on the Modified Settlement see Note 3 of the Notes to Consolidated Financial Statements in this Form 10-Q, NU's Form 8-Ks dated April 15, 1996, June 18, 1996, and June 28, 1996, and the First Quarter 1996
Form 10-Q.

New Hampshire

In 1995, the New Hampshire Legislature created a committee to review the electric-power industry's structure and called for the New Hampshire Public Utilities Commission (NHPUC) to initiate a two-year retail-wheeling pilot program. Public Service Company of New Hampshire (PSNH) and CL&P are currently participating in the pilot program.

In response to legislation passed by the New Hampshire Legislature calling for customer choice no later than July 1, 1998, the NHPUC established a procedural schedule for a generic proceeding to develop a statewide restructuring plan and to provide guidance on setting an interim stranded cost recovery charge. The schedule calls for the NHPUC to issue its preliminary restructuring plan and hold preliminary technical sessions in August 1996. Written comments will be due in September and will be followed by additional technical sessions and hearings. In January 1997, a final order is expected that will implement retail choice for all customers by January 1, 1998. Utilities must submit compliance filings no later than June 30, 1997.

For further information on New Hampshire rate and restructuring issues, see NU's 1995 Form 10-K and Form 8-K dated June 3, 1996.


Massachusetts

On May 1, 1996, the Massachusetts Department of Public Utilities (DPU) issued draft rules and an explanatory statement in its continuing efforts on electric-power industry restructuring. The proposed rules and explanatory statement address complex and interrelated topics concerning the generation, transmission, distribution, and sales of electricity, as well as corporate structure and asset ownership, that could have far-reaching effects on utilities. Western Massachusetts Electric Company (WMECO) has taken several steps to affect the final disposition of these DPU actions, including: filing initial and supplemental comments on May 24 and May 31, 1996; participation in most of the 15 days of hearings; and submittal of final written comments on August 2, 1996. On August 9, 1996, the DPU stated in a scheduling order that it would endeavor to issue final restructuring regulations by the end of 1996. The DPU also indicated that it would issue a schedule at a later date for the filing by WMECO and other electric companies of unbundled rate tariffs; the DPU previously stated that such unbundled tariffs would be ordered into effect in 1997. In its August 9 order, the DPU also stated that it remains committed to bringing full retail choice to all Massachusetts electricity customers by January 1, 1998.

While the DPU's proposed rules indicate that utilities will have a reasonable opportunity to recover stranded costs resulting from industry restructuring, the criteria to be used in this process is not clearly defined at this time and will likely be subject to review in a rate proceeding. However, if either the final rules or a rate proceeding indicate that WMECO's financial results will be adversely impacted, WMECO will pursue actions deemed necessary by management to prevent such outcomes, including pursuit of litigation.

Liquidity And Capital Resources

Cash provided from operations increased approximately $73 million in the first six months of 1996, from 1995, primarily due to higher revenues from recoveries of fuel costs paid in prior periods and higher retail sales, partially offset by higher cash operating expenses and lower funds from working capital. Cash used for operating expenses was lower than the amount recognized in income due primarily to the reserves for future costs associated with the nuclear outages and higher accounts payable balances in 1996. Cash used for financing activities decreased approximately $153 million primarily due to higher issuances of long-term debt. Cash used for investments decreased approximately $25 million primarily due to lower nuclear fuel expenditures and lower investments in nonutility generation projects.

In May 1996, Standard & Poor's Rating Group (S&P) and Moody's Investors Service downgraded a number of securities of the NU system companies, including all debt and preferred stock of CL&P and WMECO, unsecured debt of NU parent, and bonds of CYAPC. All NU system company securities remain on S&P's CreditWatch. These rating actions could adversely affect the future availability and cost of funds.

The system companies have taken various actions to ensure that they will have access to adequate cash resources, at reasonable cost, even if the nuclear outages extend significantly longer, or the associated costs are significantly greater, than management currently foresees. These actions have resulted in a net increase in cash of approximately $250 million.

CL&P completed a $62 million tax-exempt debt issue in May 1996 and issued $160 million of first-mortgage bonds in June 1996. Additionally, CL&P established a facility under which it may sell, from time to time, up to $200 million of fractional interests in its billed and unbilled accounts receivable, with recourse. This facility has not been used to date. Additionally, NU, CL&P, and WMECO have applied to the Securities and Exchange Commission for an aggregate increase of $107 million in the agreements under which they effect revolving credit borrowings. This increase would raise the aggregate short-term debt level for these entities up to $450 million. The reduction of NU's common dividend to $0.25 per share quarterly will reduce cash outflows at the rate of approximately $100 million annually, if continued at that level. Management considers the new dividend level to be sustainable in a range of scenarios. WMECO is also evaluating the issuance of additional first-mortgage bonds and sale of its accounts receivable.

CL&P has entered into fuel-swap agreements to reduce a portion of the fuel-price risk associated with its long-term negotiated energy contracts. North
Atlantic Energy Company (NAEC) has entered into interest-rate swap agreements to reduce interest-rate risk associated with its $225 million variable-rate bank note. These swaps are not used for trading purposes. The differential paid or received as fuel prices or interest rates change is recognized in income when realized. As of June 30, 1996, CL&P and NAEC had outstanding swap agreements with a total notional value of approximately $234.9 and $225 million, respectively. The settlement amounts associated with the swaps increased earnings by approximately $2.5 million for CL&P and increased interest expense by approximately $.6 million for NAEC during the first six months of 1996. CL&P's fuel swaps seek to minimize exposure associated with rising fuel prices and effectively fix the cost of fuel and profitability of certain of its long-term negotiated contract sales. NAEC's interest-rate swaps effectively fix its variable-rate bank note at 7.05 percent.

RESULTS OF OPERATIONS

Comparison of the Second Quarter of 1996 with the Second Quarter of 1995


Changes in Operating Revenues                     Increase/(Decrease)
                                                 (Millions of Dollars)

Regulatory decisions                                                 $ 9
Fuel, purchased-power, and FPPAC cost recoveries                     (16)
Retail sales                                                          23
Other revenues                                                        16
                                                                     ----
Total revenue change                                                 $32



Revenues related to regulatory decisions increased primarily due to the mid-1995 retail-rate increase for CL&P and the June 1, 1995 and 1996 retail-rate increases for PSNH. Fuel, purchased-power, and Fuel and Purchased Power Adjustment Clause (FPPAC) cost recoveries decreased primarily due to lower average fossil fuel prices and lower revenues from sales to other outside utilities. Retail sales increased 4.4 percent primarily due to modest economic growth in 1996. Other revenues increased primarily due to higher recognition in the second quarter of 1996 of reimbursable conservation services.

Fuel, purchased, and net interchange power expense decreased $0.6 million primarily due to lower fossil and nuclear generation, partially offset by higher energy costs in 1996 due to the nuclear outages.

Other operation and maintenance expense increased approximately $99 million primarily due to higher costs associated with the nuclear outages ($52 million, including $35 million of reserves for future costs) and higher costs associated with meeting summer capacity requirements ($21 million).

Amortization of regulatory assets, net decreased approximately $5 million primarily due to the completion of CL&P and WMECO's amortization of Millstone 3 phase-in costs, partially offset by lower 1996 CL&P cogeneration deferrals and higher 1996 amortization of previously deferred cogeneration costs.

Federal and state income taxes decreased approximately $27 million primarily due to lower book taxable income.

Other, net increased approximately $7 million primarily due to the deferral of the PSNH interest expense associated with an FPPAC refund.

Interest expense decreased approximately $3 million primarily due to lower average interest rates as a result of refinancing activities and lower average 1996 debt levels, partially offset by the PSNH interest expense associated with an FPPAC refund.


Comparison of the First Six Months of 1996 with the First Six Months of 1995


Changes in Operating Revenues                     Increase/(Decrease)
                                                 (Millions of Dollars)

Regulatory decisions                                                $ 13
Fuel, purchased-power, and FPPAC cost recoveries                      39
Retail sales                                                          53
Wholesale revenues                                                    (6)
Other revenues                                                        16
                                                                    -----
Total revenue change                                                $115



Revenues related to regulatory decisions increased primarily due to the mid-1995 retail-rate increase for CL&P and the June 1, 1995 and 1996 retail-rate increases for PSNH, partially offset by 1996 reserves for CL&P over-recoveries of demand-side-management costs. Fuel, purchased-power, and FPPAC cost recoveries increased primarily due to higher 1996 outside energy costs and the recovery of Generation Utilization Adjustment Clause (GUAC) costs for CL&P. Retail sales increased 4.3 percent primarily due to modest economic growth in 1996 and mild weather in the first quarter of 1995. Wholesale revenues decreased primarily due to higher recognition in 1995 of lump-sum payments for termination of a long-term contract with CL&P. Other revenues increased primarily due to higher recognition in 1996 of reimbursable conservation services.

Fuel, purchased, and net interchange power expense increased approximately $74 million primarily due to higher energy costs in 1996 due to the nuclear outages and the 1996 write-off of unamortized GUAC balances as agreed to as part of CL&P's 1996 Modified Settlement, partially offset by lower fossil and nuclear generation.

Other operation and maintenance expense increased approximately $160 million primarily due to higher costs associated with the nuclear outages ($100 million, including $48 million of reserves for future costs) and 1996 costs associated with meeting summer capacity requirements ($21 million). In addition, these costs reflect higher recognition of postretirement benefit costs, higher office equipment expenses, higher recognition of reimbursable conservation expenses, and higher outside services related to the nuclear outages, partially offset by lower 1996 charges from the regional nuclear generating units.

Amortization of regulatory assets, net decreased approximately $21 million primarily due to the completion of CL&P and WMECO's amortization of Millstone 3 phase-in costs, partially offset by lower 1996 CL&P cogeneration deferrals and higher 1996 amortization of previously deferred cogeneration costs.

Federal and state income taxes decreased approximately $33 million primarily due to lower book taxable income, partially offset by tax benefits from a favorable tax ruling recognized during the first quarter of 1995.

Taxes other than income taxes increased approximately $8 million primarily due to higher 1996 Connecticut gross earnings tax expense and higher 1996 Connecticut and New Hampshire property tax expense.

Deferred nuclear plants return decreased approximately $5 million primarily due to additional Seabrook 1 investments being phased into rates, partially offset by a one-time adjustment to NAEC's Seabrook deferred return of $5 million in June 1995.

Other, net increased approximately $13 million primarily due to the deferral of the PSNH interest expense associated with an FPPAC refund, the 1995 write-down of CL&P's wholesale investment in Millstone 3, and a 1995 adjustment to the environmental reserve.

Interest expense decreased approximately $12 million primarily due to lower average interest rates as a result of refinancing activities and lower average 1996 debt levels, partially offset by the PSNH interest expense associated with an FPPAC refund.

Preferred dividends decreased approximately $6 million primarily due to a 1995 charge to earnings for premiums on redeemed preferred stock and a reduction in preferred stock levels.


                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

1. On July 3, 1996, a class action suit was filed against NU in Connecticut Superior Court. The suit alleges violations of Connecticut securities law in connection with sales of NU shares to participants in the NU Dividend Reinvestment Plan between April 4, 1994 and March 4, 1996. In that period approximately $90 million of shares were sold. The suit alleges that NU made misrepresentations and omissions related to nuclear plant performance at NU's Millstone Station in SEC filings during that period. NU will defend the complaint vigorously.

2. NU has been served with three additional civil complaints brought as shareholder derivative actions in Connecticut Superior Court and one in the United States District Court in Connecticut seeking to recover from certain current and former NU Trustees and officers unspecified damages for alleged losses purportedly arising out of NU's operation of Millstone Station, bringing the total number of such complaints to seven.

For additional information on the other civil complaints brought in connection with operations at Millstone Station, see NU's Form 10-Q for the quarter ended March 31, 1996.

3. NU has learned that the Office of the U. S. Attorney for Connecticut, together with the U. S. Environmental Protection Agency, is investigating possible criminal violations of federal environmental laws at the Millstone facilities. This investigation may have arisen out of allegations made by a former employee in a Connecticut state lawsuit alleging he was wrongfully terminated in the January 1996 nuclear workforce reduction. NU has been informed by the government that it is a target of the investigation, but that no one in senior management is either a target or a subject of this investigation.

4. On May 13, 1996, the New Hampshire Supreme Court (Court) ruled in PSNH's appeal of the NHPUC's June 1995 decision that state law does not require electric utility franchises in New Hampshire to be exclusive. The Court ruled that the NHPUC can alter existing exclusive franchise orders if it is determined to be in the public good to do so. The Court expressly indicated, however, that its decision does not discuss whether such an alteration of the franchise would require compensation to the utility. The decision arose from a NHPUC proceeding initiated to address Freedom Energy Company, LLC's (Freedom) petition seeking permission from the NHPUC to operate as an electric utility in New Hampshire. The remaining issues related to Freedom's petition are still pending at the NHPUC.

For additional information on this proceeding, see "Item 1. Business - Rates - New Hampshire Retail Rates - Electric Industry Restructuring in New Hampshire" in NU's 1995 Form 10-K.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders of NU held on May 21, 1996 shareholders voted to fix the number of Trustees for the ensuing year at eleven. The vote fixing the number of Trustees was 112,011,643 votes in favor and 3,827,525 votes against, with 2,606,787 abstentions and broker nonvotes.

At the Annual Meeting, the following eleven nominees were elected to serve on the Board of Trustees by the votes set forth below:

                                  For        Against     Abstain
                                  ---        -------     -------

1.  Alfred F. Boschulte        111,619,215  3,078,870   3,747,871
2.  Cotton M. Cleveland        111,694,848  3,003,237   3,747,871
3.  E. Gail DePlanque          111,550,703  3,147,382   3,747,871
4.  Bernard M. Fox             109,048,939  5,649,146   3,747,871
5.  Gaynor N. Kelley           111,935,429  2,762,656   3,747,871
6.  Elizabeth T. Kennan        111,582,437  3,115,648   3,747,871
7.  William J. Pape            111,454,367  3,243,718   3,747,871
8.  Robert E. Patricelli       111,579,829  3,118,256   3,747,871
9.  Norman C. Rasmussen        111,649,950  3,048,135   3,747,871
10. John F. Swope              111,226,467  3,471,618   3,747,871
11. John F. Turner             111,828,632  2,869,453   3,747,871

NU's shareholders also ratified the Board of Trustees' selection of Arthur Anderson LLP to serve as independent auditors of NU and its subsidiaries for 1996. The vote ratifying such selection was 113,187,830 votes in favor and 3,315,750 votes against, with 1,941,325 abstentions and broker nonvotes.

ITEM 5.   OTHER INFORMATION

1. On May 11, 1996, the NHPUC denied PSNH's Motion for Rehearing requesting that the NHPUC reconsider its decision to review whether PSNH had used its "best efforts" to negotiate settlements with thirteen nonutility generators (NUGs) listed in the Rate Agreement. The NHPUC has scheduled hearings in this matter to begin in October 1996.

For additional information on this proceeding, see "Item 1. Business - Rates - New Hampshire Retail Rates - NUGs" in NU's 1995 Form 10-K and NU's Form 10-Q for the quarter ended March 31, 1996.

2. On July 23, 1996, the United States Court of Appeals for the District of Columbia held that the United States Department of Energy (DOE) is obligated under the Nuclear Waste Policy Act (NWPA) of 1982 to start disposing spent nuclear fuel (SNF) no later than January 31, 1998. This decision followed a request by numerous utilities, including certain NU subsidiaries, and state utility commissions to review the DOE's final interpretation declaring that it had no obligation under the NWPA or its contracts with utilities to accept SNF absent an operational repository. The decision of the DOE was vacated, and the case was remanded for further proceedings consistent with the appellate court's opinion.

For additional information on this proceeding, see "Item 1. Business - Electric Operations - Nuclear Generation - High-Level Radioactive Waste" in NU's 1995 Form 10-K.

3. On July 24, 1996, NU submitted the report of the Fundamental Cause Assessment Team (FCAT) to the NRC. The FCAT was created by the nuclear committee of the NU Board of Trustees to assist it in identifying fundamental causes of the decline in performance of the Millstone Units. The FCAT identified the following fundamental causes: (1) the top levels of NU management did not consistently exercise effective leadership and articulate and implement appropriate vision and direction, (2) the nuclear organization did not establish and maintain high standards and expectations, and (3) the nuclear organization's leadership, management and interpersonal skills were weak. The FCAT's findings will be factored into the recovery plan that is being developed for the Millstone units.

For additional information regarding actions taken by the Board of Trustees with respect nuclear performance, NU's Form 10-Q for the quarter ended March 31, 1996.

4. In light of substantial activities of the Board associated with the current nuclear situation, the Board elected Elizabeth T. Kennan on July 23, 1996 as outside lead trustee with the aim of facilitating the extensive, on-going communications and activities of the Board and management.

For additional information regarding actions taken by the Board with respect nuclear performance, see NU's Form 10-Q for the quarter ended March 31, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Listing of Exhibits:

      Exhibit Number          Description


              15              Letter regarding unaudited financial
                              information

              27              Financial Data Schedule

(b)   Reports on Form 8-K:


1.   NU filed a Form 8-K dated June 3, 1996 disclosing:

      - The NRC had issued a report critical to the operations at Millstone. In addition, the NRC is requiring NU to perform inspections at the three Millstone plants and to submit a response to the NRC prior to the restart of the three Millstone units.

      -   CY filed documents with the NRC expressing its view that the specific issues identified at Millstone are not present to the same degree.
      -   The NHPUC ordered PSNH to refund $41.5 million of small power producer costs.  PSNH expects to recover these costs in the future.

2. NU filed a Form 8-K dated June 18, 1996 regarding the DPUC's draft decision which requested that the parties involved renegotiate portions of the proposed CL&P settlement.

3.   NU filed a Form 8-K dated June 28, 1996 disclosing:

      - On July 2, 1996, Northeast Utilities Service Company, acting as agent for the system companies, filed a response to the NRC outlining design and configuration discrepancies at Millstone 3 and the costs estimated to repair them.

      - On July 1, 1996, the DPUC approved a modified CL&P settlement agreement.

4.   NU filed a Form 8-K dated July 22, 1996 disclosing:

      - NU's Board of Trustees declared a quarterly dividend on NU's common shares of $0.25 per share, payable September 30, 1996. The new
          dividend level is 43 percent below the previous   dividend of $0.44
          per share.

      - Revised estimates for replacement power and the incremental costs associated with getting the nuclear unit back on-line.

      - CY was shutdown voluntarily by its operator, Connecticut Yankee Atomic Power Company, to analyze CY's service water system.

      -   NU's operational actions in the event of long periods of hot weather.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                        NORTHEAST UTILITIES

                                                      Registrant



Date  August 13, 1996                   By:  /s/ Bernard M. Fox

                                                 Bernard M. Fox
                                                 Chairman, President, and
                                                 Chief Executive Officer




Date  August 13, 1996              By:  /s/ John J. Roman

                                            John J. Roman
                                            Vice President and
                                            Controller