Form 10-Q
period 1996-09-30
NORTHEAST UTILITIES
filed 1996-11-13
CIK 72741

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996


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

                     Class                      Outstanding at October 31, 1996

         Common Shares, $5.00 par value                136,051,937 shares























                      NORTHEAST UTILITIES AND SUBSIDIARIES

                               TABLE OF CONTENTS



                                                              Page No.



Part I. Financial Information

    Item 1. Financial Statements

      Consolidated Balance Sheets - September 30, 1996
      and December 31, 1995                                                  2

      Consolidated Statements of Income - Three and Nine
      Months Ended September 30, 1996 and 1995                               4

      Consolidated Statements of Cash Flows -
      Nine Months Ended September 30, 1996 and 1995                          5

      Notes to Consolidated Financial Statements                             6

      Report of Independent Public Accountants                              12


  Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                                   13


Part II.    Other Information

  Item 1.   Legal Proceedings                                               21

  Item 5.   Other Information                                               21

  Item 6.   Exhibits and Reports on Form 8-K                                22

Signatures                                                                  23






                                  PART I.  FINANCIAL INFORMATION

NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                            September 30,   December 31,
                                                                1996            1995
                                                           -------------   -------------
                                                               (Thousands of Dollars)
ASSETS
------

Utility Plant, at cost:
  Electric................................................ $  9,610,066    $  9,490,142
  Other...................................................      157,367         187,389
                                                           -------------   -------------
                                                              9,767,433       9,677,531
     Less: Accumulated provision for depreciation.........    3,874,639       3,629,559
                                                           -------------   -------------
                                                              5,892,794       6,047,972
  Unamortized PSNH acquisition costs......................      514,065         588,910
  Construction work in progress...........................      196,059         165,111
  Nuclear fuel, net.......................................      185,960         198,844
                                                           -------------   -------------
      Total net utility plant.............................    6,788,878       7,000,837
                                                           -------------   -------------
Other Property and Investments:
  Nuclear decommissioning trusts, at market...............      358,980         325,674
  Investments in regional nuclear generating
   companies, at equity...................................       84,620          81,996
  Investments in transmission companies, at equity........       22,702          23,558
  Investments in Charter Oak Energy, Inc. projects........       44,703          41,221
  Other, at cost..........................................       46,283          35,318
                                                           -------------   -------------
                                                                557,288         507,767
                                                           -------------   -------------
Current Assets:
  Cash and cash equivalents...............................      238,943          29,038
  Receivables, net........................................      419,501         435,931
  Accrued utility revenues................................      103,456         136,260
  Fuel, materials, and supplies, at average cost..........      203,041         200,580
  Recoverable energy costs, net--current portion..........         -             79,300
  Prepayments and other...................................       54,944          34,430
                                                           -------------   -------------
                                                              1,019,885         915,539
                                                           -------------   -------------
Deferred Charges:
  Regulatory assets:
    Income taxes,net......................................    1,066,579       1,176,356
    Deferred costs--nuclear plants........................      180,374         168,600
    Unrecovered contractual obligation....................       69,832         103,475
    Recoverable energy costs, net.........................      324,608         237,078
    Deferred demand-side management costs.................       83,225         117,070
    Cogeneration costs....................................       76,679          92,162
    Other.................................................      107,827         154,218
  Unamortized debt expense................................       37,197          37,645
  Other ..................................................       82,107          48,827
                                                           ------------    ------------
                                                              2,028,428       2,135,431
                                                           ------------    ------------


Total Assets.............................................. $ 10,394,479    $ 10,559,574
                                                           ============    ============

See accompanying notes to consolidated financial statements.





NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                            September 30,   December 31,
                                                                1996            1995
                                                           -------------   -------------
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common shareholders' equity:
    Common shares, $5 par value--authorized
     225,000,000 shares; 136,051,923 shares issued and
     128,201,100 shares outstanding in 1996 and
     135,611,166 shares issued and 127,050,647 shares
     outstanding in 1995.................................. $    680,260    $    678,056
    Capital surplus, paid in..............................      941,205         936,308
    Deferred benefit plan--employee stock
      ownership plan......................................     (181,722)       (198,152)
    Retained earnings.....................................      941,341       1,007,340
                                                           -------------   -------------
           Total common shareholders' equity..............    2,381,084       2,423,552
  Preferred stock not subject to mandatory redemption.....      169,700         169,700
  Preferred stock subject to mandatory redemption.........      276,000         302,500
  Long-term debt..........................................    3,688,530       3,705,215
                                                           -------------   -------------
           Total capitalization...........................    6,515,314       6,600,967
                                                           -------------   -------------
Minority Interest in Consolidated Subsidiaries............       99,895          99,935
                                                           -------------   -------------
Obligations Under Capital Leases..........................      187,095         147,372
                                                           -------------   -------------

Current Liabilities:
  Notes payable to banks..................................       15,000          99,000
  Long-term debt and preferred stock--current
   portion................................................      281,013         219,657
  Obligations under capital leases--current
   portion................................................       19,189          83,110
  Accounts payable........................................      289,656         319,038
  Accrued taxes...........................................       66,750          75,218
  Accrued interest........................................       71,853          53,699
  Accrued pension benefits................................       91,603          90,630
  Other...................................................      128,037         105,821
                                                           -------------    ------------
                                                                963,101       1,046,173
                                                           -------------    ------------

Deferred Credits:
  Accumulated deferred income taxes.......................    2,083,974       2,135,852
  Accumulated deferred investment tax credits.............      170,847         178,060
  Deferred contractual obligation.........................       72,332         103,475
  Other...................................................      301,921         247,740
                                                           -------------    ------------
                                                              2,629,074       2,665,127
                                                           -------------    ------------
Commitments and Contingencies (Note 8)<F8>


           Total Capitalization and Liabilities........... $ 10,394,479    $ 10,559,574
                                                           =============   =============

See accompanying notes to consolidated financial statements.





NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                    Three Months Ended           Nine Months Ended
                                                       September 30,               September 30,
                                                --------------------------- ---------------------------
                                                     1996          1995          1996          1995
                                                ------------- ------------- ------------- -------------
                                                    (Thousands of Dollars, except share information)

Operating Revenues............................. $    955,518  $    985,092  $  2,855,624  $  2,770,130
                                                ------------- ------------- ------------- -------------
Operating Expenses:
 Operation --
  Fuel, purchased and net interchange power....      308,111       242,923       819,570       680,860
  Other........................................      266,395       244,351       825,599       694,091
 Maintenance...................................      104,998        70,048       283,018       197,926
 Depreciation..................................       88,300        89,514       268,704       263,016
 Amortization of regulatory assets, net........       42,212        36,727        81,469        96,897
 Federal and state income taxes................       12,696        75,816        96,651       201,085
 Taxes other than income taxes.................       64,774        63,416       197,501       188,220
                                                ------------- ------------- ------------- -------------
        Total operating expenses...............      887,486       822,795     2,572,512     2,322,095
                                                ------------- ------------- ------------- -------------
Operating Income...............................       68,032       162,297       283,112       448,035
                                                ------------- ------------- ------------- -------------

Other Income:
  Deferred nuclear plants return--other
    funds......................................        1,919         3,431         7,332        10,727
  Equity in earnings of regional nuclear
    generating and transmission companies......        3,326         3,637        10,637         9,854
  Other, net...................................        6,126         3,270        16,774           633
  Income taxes.................................       (1,762)          306        (3,554)        6,511
                                                ------------- ------------- ------------- -------------
        Other income, net......................        9,609        10,644        31,189        27,725
                                                ------------- ------------- ------------- -------------
        Income before interest charges.........       77,641       172,941       314,301       475,760
                                                ------------- ------------- ------------- -------------

Interest Charges:
  Interest on long-term debt...................       71,156        78,692       214,229       239,271
  Other interest...............................          (55)        1,981         8,539         4,753
  Deferred nuclear plants return--borrowed
     funds.....................................       (3,141)       (5,827)      (11,976)      (17,476)
                                                ------------- ------------- ------------- -------------
        Interest charges, net..................       67,960        74,846       210,792       226,548
                                                ------------- ------------- ------------- -------------

       Income after interest charges...........        9,681        98,095       103,509       249,212

Preferred Dividends of Subsidiaries............        8,648         8,569        25,308        31,004
                                                ------------- ------------- ------------- -------------
Net Income..................................... $      1,033  $     89,526  $     78,201  $    218,208
                                                ============= ============= ============= =============

Earnings Per Common Share...................... $       0.01  $       0.71  $       0.61  $       1.74
                                                ============= ============= ============= =============

Common Shares Outstanding (average)............  128,086,873   126,412,303   127,832,699   125,769,477
                                                ============= ============= ============= =============




See accompanying notes to consolidated financial statements.



                       NORTHEAST UTILITIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                             -----------------------
                                                                 1996        1995
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  Income before preferred dividends of subsidiaries......... $  103,509  $  249,212
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................    268,704     263,016
    Deferred income taxes and investment tax credits, net...     27,443     103,961
    Deferred nuclear plants return, net of amortization.....    (10,148)     61,084
    Recoverable energy costs, net of amortization...........     (8,230)    (46,592)
    Amortization of PSNH acquisition costs..................     42,743      41,323
    Deferred cogeneration costs, net of amortization........     15,483     (49,068)
    Deferred demand-side-management
      costs, net of amortization............................     33,845       7,880
    Deferred nuclear refueling outage, net of amortization..     40,954     (19,973)
    Nuclear compliance reserves, net........................     40,006        -
    Other sources of cash...................................    164,921     159,285
    Other uses of cash......................................    (40,288)    (37,800)
  Changes in working capital:
    Receivables and accrued utility revenues................     49,234      13,926
    Fuel, materials, and supplies...........................     (2,461)    (17,437)
    Accounts payable........................................    (29,382)    (53,799)
    Accrued taxes...........................................     (8,468)     66,389
    Other working capital (excludes cash)...................    (19,177)    (13,390)
                                                             ----------- -----------
Net cash flows from operating activities....................    668,688     728,017
                                                             ----------- -----------
Financing Activities:
  Issuance of common shares.................................     10,622      21,462
  Issuance of long-term debt................................    222,100        -
  Issuance of Monthly Income
   Preferred Securities.....................................       -        100,000
  Net decrease in short-term debt...........................    (84,000)   (122,500)
  Reacquisitions and retirements of long-term debt..........   (209,914)   (139,227)
  Reacquisitions and retirements of preferred stock.........     (1,500)   (133,175)
  Cash dividends on preferred stock.........................    (25,308)    (31,004)
  Cash dividends on common shares...........................   (144,200)   (165,876)
                                                             ----------- -----------
Net cash flows used for financing activities................   (232,200)   (470,320)
                                                             ----------- -----------
Investment Activities:
  Investment in plant:
    Electric and other utility plant........................   (161,704)   (168,772)
    Nuclear fuel............................................     (1,453)    (11,681)
                                                             ----------- -----------
  Net cash flows used for investments in plant..............   (163,157)   (180,453)
  Investments in nuclear decommissioning trusts.............    (47,211)    (46,832)
  Other investment activities, net..........................    (16,215)    (23,945)
                                                             ----------- -----------
Net cash flows used for investments.........................   (226,583)   (251,230)
                                                             ----------- -----------
Net Increase In Cash For The Period.........................    209,905       6,467
Cash and cash equivalents - beginning of period.............     29,038      27,126
                                                             ----------- -----------
Cash and cash equivalents - end of period................... $  238,943  $   33,593

                                                            =========== ===========

See accompanying notes to consolidated financial statements.






                      NORTHEAST UTILITIES AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   Presentation

          The accompanying unaudited consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in this Form 10-Q, the Annual Report of Northeast Utilities (the company or NU) on Form 10-K for the year ended December 31, 1995 (1995 Form 10-K), the company's Form 10-Qs for the quarters ended March 31, 1996 and June 30, 1996, and the company's Form 8-Ks dated January 31, 1996, March 30, 1996, April 15, 1996, June 3, 1996, June 18, 1996, June 28,
          1996, July 22, 1996, and August 19, 1996. In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1996, the results of operations for the three-month and nine-month periods ended September 30, 1996 and 1995, and the statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. All adjustments are of a normal, recurring, nature except those described below in Note 8B. The results of operations for the three-month and nine-month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results expected for a full year.

          Certain reclassifications of prior period data have been made to conform with the current period presentation.

          NU is the parent company of the Northeast Utilities system (the system). The system furnishes retail electric service in Connecticut, New Hampshire, and western Massachusetts through four wholly owned subsidiaries, The Connecticut Light and Power Company (CL&P), Public Service Company of New Hampshire (PSNH), Western Massachusetts Electric Company (WMECO), and Holyoke Water Power Company. A fifth wholly owned subsidiary, North Atlantic Energy Corporation (NAEC), sells all of its entitlement to the capacity and output of the Seabrook nuclear power plant to PSNH. In addition to its retail electric service, the system furnishes firm and other wholesale electric services to various municipalities and other utilities. The system serves about 30 percent of New England's electric needs and is one of the 20 largest electric utility systems in the country as measured by revenues.

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

2.   NEW ACCOUNTING STANDARD

     The Financial Accounting Standards    Board (FASB) has issued Statement of
     Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which establishes accounting standards for evaluating and recording asset impairment. The company adopted SFAS 121 as of January 1, 1996. SFAS 121 requires the evaluation of long-lived assets for impairment when certain events occur or when conditions exist that indicate the carrying amounts of assets may not be recoverable.

     Based on the current regulatory environment in the system's service areas, as of September 30, 1996, SFAS 121 did not have a material impact on the company's financial position or results of operations. This conclusion may change in the future as competitive factors influence wholesale and retail pricing in the electric utility industry or if the cost-of-service based regulatory structure were to change. For further information, see the MD&A in this Form 10-Q, NU's Form 8-K dated August 19, 1996, NU's Form 10-Qs for the quarters ended March 31, 1996 and June 30, 1996, and NU's 1995 Form 10-K.

3.   REGULATORY ASSETS - RECOVERABLE ENERGY COSTS

     On October 8, 1996, the Connecticut Department of Public Utility Control issued its final order establishing an Energy Adjustment Clause (EAC) effective January 1, 1997. The EAC will replace CL&P's existing Fuel Adjustment Clause and the Generation Utilization Adjustment Clause.

     For further information regarding CL&P's recoverable energy costs see the MD&A and Note 8B in this Form 10-Q, NU's Form 8-K dated August 19, 1996, NU's Form 10-Qs for the quarters ended March 31, 1996 and June 30, 1996 and NU's 1995 Form 10-K.

4.   SHORT-TERM DEBT

     For information on short-term debt, see the MD&A in this Form 10-Q, NU's Form 10-Q for the quarter ended March 31, 1996, and NU's 1995 Form 10-K.


5.   ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM

     On September 13, 1996, WMECO entered into an agreement to sell fractional undivided percentage receivable interests in WMECO's eligible billed and unbilled accounts receivable. The amount of receivables sold at any one time will not exceed $40 million plus limited reserves for losses. To the extent actual loss experience of the pool receivables exceeds the loss reserves, the purchaser will absorb the excess. WMECO has retained collection and servicing responsibilities as agent for the purchaser. As of November 12, 1996, no receivables had been sold under this agreement.

     The FASB has issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which establishes, in part, accounting standards for the accounting and recognition of transfers of financial assets. SFAS 125 will be effective for transfers and servicing of financial assets occurring after December 31, 1996 and will be applied prospectively. Under the terms of its receivables financing agreement, WMECO is obligated to restructure its existing arrangement to, in effect, satisfy the requirements of SFAS 125 and obtain certain regulatory approvals, or waiver thereof, by February 1, 1997 or the arrangement will terminate.

     For information on CL&P's accounts receivable securitization program entered into on July 11, 1996, see NU's Form 10-Q for the quarter ended June 30, 1996. This program is also being restructured to satisfy the conditions of SFAS 125.

6.   DERIVATIVE FINANCIAL INSTRUMENTS

     Fuel Swaps: As of September 30, 1996, CL&P had outstanding fuel-swap contracts with a total notional value of approximately $227.3 million, and a negative mark-to-market position of approximately $12.7 million.

     Interest-Rate Swaps: As of September 30, 1996, NAEC had outstanding interest-rate swap agreements with a total notional value of approximately $225 million and a positive mark-to-market position of approximately $3.9 million.

     These swap agreements have been made with various financial institutions, each of which is rated "BBB+" or better by Standard & Poor's rating group. CL&P and NAEC are exposed to credit risk on fuel swaps and interest-rate swaps if the counterparties fail to perform their obligations. However, CL&P and NAEC anticipate that the counterparties will be able to fully satisfy their obligations under the contracts. For further information on derivative financial instruments, see the MD&A in this Form 10-Q, NU's Form 10-Qs for the quarters ended March 31, 1996 and June 30, 1996, and NU's 1995 Form 10-K.


7.   NUCLEAR DECOMMISSIONING

     For information regarding nuclear decommissioning, see NU's Form 10-Q for the quarter ended March 31, 1996 and NU's 1995 Form 10-K. For information regarding the possible closure and decommissioning of Connecticut Yankee (CY), see Note 8B in this Form 10-Q.


8.   COMMITMENTS AND CONTINGENCIES

      A. Construction Program: For information regarding NU's construction program, see NU's 1995 Form 10-K.

      B.  Nuclear Performance:

          Millstone:  NU has previously disclosed in its 1995 Form 10-K, its

          Form 10-Qs for the quarters ended March 31, 1996 and June 30, 1996, and its Form 8-Ks dated January 31, 1996, March 30, 1996, April 15, 1996, June 3, 1996, June 18, 1996, June 28, 1996, July 22, 1996, and
          August 19, 1996 that, among other things: (i) the Millstone nuclear units have been placed on the Nuclear Regulatory Commission's (NRC) watch list, (ii) the three Millstone units are currently out of service, (iii) the company is currently restructuring its nuclear organization and developing operational readiness plans, and (iv) the company is currently incurring substantial costs, including replacement power costs, while the three Millstone units are not operating.

          Management cannot predict when the NRC will allow any of the Millstone units to return to service and thus cannot estimate the total replacement power costs the companies will ultimately incur.

          Management now estimates NU will expense approximately $147 million of incremental non-fuel nuclear operation and maintenance costs in 1996. Approximately $108 million of the $147 million was expensed in the first three quarters of 1996; $87 million for CL&P, $20 million for WMECO, and $1 million for PSNH. It is likely this estimate will rise as NU and the NRC identify additional issues that need to be resolved.

          The recovery of fuel, purchased power, and other outage-related costs is subject to prudence reviews in Connecticut, Massachusetts, and New Hampshire. While it is too early to estimate the total amount of such costs or the results of any prudence reviews, management believes that there is significant exposure to non-recovery of a material amount of such costs.

          For further information, see the Securities and Exchange Commission's filings referenced above, the MD&A, and Part II, Item 5 in this Form 10-Q.

          Connecticut Yankee: On October 9, 1996, Connecticut Yankee Atomic Power Company (CYAPC), which owns and operates the CY nuclear generating unit, announced that a permanent shutdown of the unit seems likely based on an economic analysis of the costs of operating the unit compared to the costs of closing the unit and incurring replacement power costs over the remaining period of the unit's NRC operating license. The final decision is pending a vote by CYAPC's board of directors which is expected to occur in the fourth quarter of 1996.
          The NU system has a 49 percent equity investment, approximating $52 million, in CYAPC and relies on CYAPC for approximately 3.5 percent of its system capacity.

          The preliminary estimate of the sum of future payments for the closing, decommissioning, and recovery of the remaining investment in CY, assuming permanent shut down, is approximately $797 million. The NU system's share of these remaining estimated costs is approximately $391 million.

          The contracts under which CL&P, WMECO, and PSNH purchase their entitlement of CYAPC power permit CYAPC to recover these costs from
          CL&P, WMECO, and PSNH. Should     CYAPC board's decision result in
          permanent closure of CY, CYAPC expects to file updated decommissioning costs and certain amendments to its power contracts with the Federal Energy Regulatory Commission (FERC). Based upon regulatory precedent, CYAPC believes it will continue to collect from its power purchasers, including CL&P, WMECO, and PSNH, its decommissioning costs, the owners' unrecovered investments in CYAPC and other costs associated with the permanent closure of the unit over the remaining period of the unit's NRC operating license, which expires in 2007. Management expects that CL&P, WMECO, and PSNH will continue to be allowed to recover such FERC-approved costs from their customers.

          For further information regarding CY, see the MD&A in this Form 10-Q, NU's Form 10-Qs for the quarters ended March 31, 1996 and June 30, 1996, and NU's Form 8-Ks dated June 3, 1996, July 22, 1996, and August 19, 1996.

      C. Environmental Matters: For information regarding environmental matters, see NU's 1995 Form 10-K.

      D. Nuclear Insurance Contingencies: For information regarding nuclear insurance contingencies, see NU's 1995 Form 10-K.

      E. Long-Term Contractual Arrangements: For information regarding long-term contractual arrangements, see NU's 1995 Form 10-K.

      F. Class Action Suit: For information regarding the class action suit that was filed against NU on July 3, 1996, see Part II, Item 1. Legal Proceedings in NU's Form 10-Q for the quarter ended June 30, 1996.




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Northeast Utilities:

We have reviewed the accompanying consolidated balance sheet of Northeast Utilities (a Massachusetts trust) and subsidiaries as of September 30, 1996, and the related consolidated statements of income for the three and nine-month periods ended September 30, 1996 and 1995, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the company's management.

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





                                        \s\ Arthur Andersen LLP

                                        Arthur Andersen LLP



Hartford, Connecticut
November 12  , 1996








                      NORTHEAST UTILITIES AND SUBSIDIARIES

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


This section contains management's assessment of Northeast Utilities and Subsidiaries' (NU or the system) financial condition and the principal factors having an impact on the results of operations. This discussion should be read in conjunction with NU's consolidated financial statements and footnotes in this Form 10-Q, the 1995 Form 10-K, the First and Second Quarter 1996 Form 10-Qs, and the Form 8-Ks dated January 31, 1996, March 30, 1996, April 15, 1996, June 3, 1996, June 18, 1996, June 28, 1996, July 22, 1996, and August 19, 1996.

FINANCIAL CONDITION

Overview

Earnings per common share were $0.01 for the three months ended September 30, 1996, a decrease of $0.70 from the same period in 1995, and $0.61 for the nine months ended September 30, 1996, a decrease of $1.13 from the same period in 1995. The earnings for the three- and nine-month periods were lower primarily due to higher operating costs and reserves related to the outages at the Millstone units, the impact of The Connecticut Light and Power Company's (CL&P) approved rate settlement agreement, costs associated with meeting summer 1996 capacity requirements, lower 1996 CL&P cogeneration deferrals, and one-time tax benefits recognized in 1995. These decreases were partially offset by lower amortization of Millstone 3 phase-in costs and lower 1996 interest expense. In addition, the nine-month decrease in earnings was partially offset by higher retail sales in 1996.

NU expects to continue incurring substantial costs during the remainder of 1996 as a result of the Millstone outages, which could result in a loss for the fourth quarter. A key factor affecting 1996 earnings will be the level of costs expended to address Nuclear Regulatory Commission (NRC) concerns and the replacement-power costs incurred to serve the system's customers in the absence of energy from the Millstone units. Management currently estimates that it will expense about $147 million of incremental non-fuel operation and maintenance costs in 1996, approximately $108 million of which were expensed during the first nine months of 1996, including a reserve for future costs of $40 million. It is likely that these costs will rise as NU and the NRC identify additional issues that need to be resolved. Monthly replacement-power costs for NU system companies attributable to the nuclear outages average approximately $30 million.

The NU Board of Trustees (the Board) evaluates the dividend on NU's common shares quarterly. At its October 22, 1996 meeting, the Board declared a $0.25 per quarter common dividend, payable on December 31, 1996, to holders of record on December 1, 1996.

For further information on NU's dividend, see NU's Form 8-K dated July 22, 1996.

Millstone Outages

NU has a 100-percent ownership interest in Millstone 1 and 2 and a 68-percent ownership interest in Millstone 3.

Millstone units 1, 2, and 3 (Millstone) have been out-of-service since November 4, 1995, February 21, 1996, and March 30, 1996, respectively.

For further information on the current Millstone outages see NU's 1995 Form 10-K, Form 8-Ks dated January 31, 1996, March 30, 1996, June 3, 1996, June 18, 1996, June 28, 1996, July 22, 1996, and August 19, 1996, and the First and Second Quarter 1996 Form 10-Qs.

On October 18, 1996, the NRC announced that it will establish a Special Projects
Office to oversee inspection and licensing activities at Millstone.   The
Special Projects Office will be responsible for (1) licensing and inspection activities at NU's Connecticut plants; (2) oversight of the Independent Corrective Action Verification Program; (3) oversight of NU's corrective actions related to safety issues involving employee concerns; and (4) inspections necessary to implement NRC oversight of the plants' restart activities. Management believes that this development should provide dedicated NRC resources and clearer lines of communication between NU and the NRC during the recovery process.

On October 24, 1996, the NRC issued an order to Northeast Nuclear Energy Company (NNECO), a wholly-owned subsidiary of NU that operates Millstone, that requires NNECO to devise and implement a comprehensive plan within 60 days of this order for handling safety concerns raised by Millstone employees and for assuring an environment free from retaliation and discrimination. The NRC also ordered NNECO to contract for an independent third party to oversee this corrective action plan within 30 days of the date of this order. The members of the independent third-party organization must not have had any direct previous involvement with activities at Millstone and must be approved by the NRC. Oversight by the third-party group will continue until NNECO demonstrates, by performance, that the conditions leading to this order have been corrected.

Management cannot presently estimate the effect these efforts will have on the timing of unit restarts or what additional costs, if any, these developments may cause.

Seabrook

NU has a 40-percent ownership interest in the Seabrook nuclear power plant (Seabrook) which is operated by North Atlantic Energy Service Corporation (NAESCO), a wholly-owned subsidiary of NU.

Seabrook 1 operated at a capacity factor of 95.7 percent through September 1996, as compared to 92.8 percent for the same period in 1995.

On October 9, 1996, the NRC issued a request for information concerning all nuclear plants in the United States, except the three Millstone units, which had previously received such requests. Such information will be used to verify that these facilities are being operated and maintained in accordance with NRC regulations and the unit's specific licenses. The NRC has indicated that the information, which must be submitted within 120 days of the date of the request, will be used to determine whether future inspection or enforcement activities are warranted for any plant. NAESCO is currently preparing its response to the NRC's request, with respect to Seabrook. Seabrook's operations were not restricted by the request. The NRC's April 1996 inspection found Seabrook to be a well-operated facility without any major safety issues or weaknesses and noted that it would reduce its future inspections in a number of areas as a result of its findings.

Connecticut Yankee

NU has a 49-percent ownership interest in the Connecticut Yankee Atomic Power Company (CYAPC) which owns and operates the Connecticut Yankee nuclear power plant (CY or the plant).

CY has been out-of-service since July 22, 1996. For further information on CY, see NU's Form 8-Ks dated June 3, 1996, July 22, 1996, and August 19, 1996, the First and Second Quarter 1996 Form 10-Qs, and Note 8b - Commitments and Contingencies - Nuclear Performance - Connecticut Yankee - of the Notes to Consolidated Financial Statements in this Form 10-Q.

On October 9, 1996, CYAPC announced that a permanent shutdown of the plant seems likely based on an economic analysis of the costs of operating the plant compared to the costs of closing the plant and incurring replacement power costs over the remaining period of the plant's NRC operating license. The final decision is pending a vote by CYAPC's Board of Directors (CYAPC Board) which is expected to occur in the fourth quarter of 1996. The NU system relies on its entitlements in CY for approximately 3.5 percent of its system capacity.

The contracts under which CL&P, Western Massachusetts Electric Company (WMECO), and Public Service Company of New Hampshire (PSNH) purchase their entitlements of CYAPC power permit CYAPC to recover these costs from CL&P, WMECO, and PSNH. Should the CYAPC Board's decision result in permanent closure of CY, CYAPC expects to file updated decommissioning costs and certain amendments to its power contracts with the Federal Energy Regulatory Commission (FERC). Based upon regulatory precedent, CYAPC believes it will continue to collect from its power purchasers, including CL&P, WMECO, and PSNH, its decommissioning costs, the owners' unrecovered investments in CYAPC, and other costs associated with the permanent closure of the plant over the remaining period of the plant's NRC operating license, which expires in 2007. Management expects that CL&P, WMECO, and PSNH will continue to be allowed to recover such FERC-approved costs from their customers.

Capacity

Assuming normal weather conditions, management expects that the NU system will have sufficient capacity to meet peak load demands even if CY and Millstone are not operational at any time during the 1996-1997 winter season and the 1997 summer season, so long as the remaining generating units in Connecticut and the New England region have normal operability. If high levels of unplanned outages of the remaining units were to occur due to sustained operation during prolonged periods of extreme weather, coincident with peak load demand, NU and the other Connecticut utilities may have to resort to operating procedures designed to reduce customer demand.

Rate Matters

Connecticut

On October 3, 1996, the Connecticut Department of Public Utility Control (DPUC) issued a final procedural order confirming that prudence hearings on the current nuclear outages would be delayed until the nuclear plants have returned to service. CL&P will not be permitted to collect the associated replacement power costs until prudence issues have been resolved. For further information on the matter see NU's Form 8-K dated August 19, 1996.

On October 8, 1996, the DPUC issued its final order establishing an Energy Adjustment Clause (EAC) in place of CL&P's existing Fuel Adjustment Clause and Generation Utilization Adjustment Clause (GUAC). The EAC will take effect on January 1, 1997. The EAC is designed to calculate the difference between actual fuel costs and the fuel revenue collected through base rates. The order establishes a six-month EAC billing period.

The EAC includes an incentive mechanism which disallows recovery of the first $9 million in fuel costs that exceeds base levels and permits CL&P to retain the first $9 million in fuel cost savings. The EAC also designates a 60 percent nuclear capacity factor floor. When the six-month nuclear capacity factor falls below 60 percent, related energy costs are deferred to the subsequent EAC period for consideration for recovery. Finally, the costs to serve nonfirm wholesale transactions will continue to be neutralized through the EAC.

New Hampshire

The New Hampshire legislature has enacted legislation calling for restructuring of the electric utility industry to provide customer choice of retail energy supplier not later than July 1, 1998. On September 10, 1996, the New Hampshire Public Utilities Commission (NHPUC) issued its Preliminary Plan (the Plan) to implement this law. Under the Plan, utilities with rates above the regional average would be allowed to recover a smaller amount of stranded costs than other utilities. PSNH's rates are well above the regional average as a result of mandated purchases from qualifying facilities under the Public Utilities Regulatory Policies Act and state law, and also as a result of the resolution of PSNH's bankruptcy and assets created by the Rate Agreement that was entered into by NU and the State of New Hampshire (Rate Agreement).

On October 18, 1996, PSNH filed its initial comments on the Plan, stating, in part, that the Plan failed to take into consideration the contractual commitments of the State of New Hampshire under the Rate Agreement. If the Plan is implemented in substantially its present form by the NHPUC on February 28, 1997 (the date established by the restructuring legislation), the State would be in breach of its Rate Agreement obligations by failing to authorize a compensatory interim stranded cost recovery charge for PSNH. In the event of such final action on the Plan by the NHPUC and if the State is able to avoid its obligations under the Rate Agreement, NU and PSNH would be exposed to the risk that they would not recover a substantial amount of their potentially strandable investments associated with the resolution of PSNH's bankruptcy, which could have a material adverse impact on their financial position and results of operations.

Management has evaluated the potential effects of the Plan in accordance with Statement of Financial Accounting Standards 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Management believes that the recovery of PSNH's potentially strandable assets through future revenues remains probable based on the Rate Agreement.

For further information on New Hampshire rate and restructuring issues, see NU's 1995 Form 10-K, Second Quarter 1996 Form 10-Q and Form 8-Ks dated June 3, 1996 and August 19, 1996.

Massachusetts

On August 30, 1996, the Massachusetts Department of Public Utilities (DPU) approved a settlement agreement between WMECO and the Massachusetts Attorney General to maintain WMECO's Fuel Adjustment Charge (FAC) at its August 1996 level through February 1997. The settlement also provides that WMECO will not seek carrying charges on any deferred fuel costs incurred as a result of maintaining the FAC at the agreed-upon level. In accepting the settlement, the DPU deferred any inquiry into WMECO's fuel expenses, including replacement power fuel expenses related to the Millstone outages.

Liquidity And Capital Resources

Cash provided from operations decreased approximately $59 million in the first nine months of 1996, from 1995, primarily due to higher cash operating costs related to the nuclear outages and costs associated with meeting summer capacity requirements, partially offset by higher retail sales. Net cash used for financing activities decreased approximately $238 million primarily due to lower reacquisitions and retirements of long-term debt and preferred stock, higher issuances of long-term debt, lower cash dividends on common shares, and lower repayment of short-term debt. Cash used for investments decreased approximately $25 million primarily due to lower nuclear fuel expenditures and lower investments in nonutility generation projects.

On October 8, 1996, Moody's Investors Service (Moody's) downgraded the senior securities of NU, CL&P, WMECO, the Niantic Bay Fuel Trust (NBFT), and CYAPC for the second time since May 1996. Standard & Poor's Ratings Group (S&P) downgraded the senior securities of NU, CL&P, and NBFT on October 11, 1996. S&P and Moody's also lowered the commercial paper ratings for CL&P and NBFT to A-3/P-3, increasing the difficulty for the NU system to market commercial paper. All NU system company securities remain on S&P's CreditWatch.

The system companies have taken various actions to ensure that they will have access to adequate cash resources, at reasonable cost, even if the nuclear outages extend significantly longer, or the associated costs are significantly greater, than management currently foresees. These actions have contributed to a net increase in cash of approximately $205 million.

CL&P completed a $62 million tax-exempt debt issue in May 1996 and issued $160 million of first-mortgage bonds in June 1996. The net proceeds from the issuance of CL&P's first mortgage bonds, plus funds from other sources, will be used to repay approximately $193 million of CL&P's first-mortgage bonds that are due on April 1, 1997. Additionally, CL&P established a facility under which it may sell, from time to time, up to $200 million of fractional interests in its billed and unbilled accounts receivable, with limited recourse. This facility has not been used to date. On September 13, 1996, WMECO established a facility under which it may sell, from time to time, up to $40 million of fractional interests in its billed and unbilled accounts receivable, with limited recourse. This facility has not been used to date.

Under the current revolving credit agreements (the Current Credit Agreements), $342.5 million of short-term borrowing capacity is available to the participating NU system companies. The Current Credit Agreements are scheduled to be decreased to $257 million on November 27, 1996, when one-fourth of the borrowing capacity expires.

NU, CL&P, and WMECO expect to enter into a new three-year revolving credit agreement (the New Credit Agreement) in mid-November 1996 with a group of banks. Under the New Credit Agreement, NU will be able to borrow on a revolving basis up to $150 million, CL&P will be able to borrow up to $315 million, and WMECO will be able to borrow up to $150 million, subject to a total borrowing limit of $315 million for all three borrowers. Once the New Credit Agreement becomes effective, the Current Credit Agreement will be reduced to $57 million. More than $400 million of short-term borrowing capacity will be available in the aggregate to NU, CL&P, and WMECO under: the New Credit Agreement ($315 million); the Current Credit Agreements that will remain in effect after the New Credit Agreement becomes effective ($57 million in the aggregate); and informal uncommitted credit lines with individual banks (approximately $40 million as of November 15, 1996).

In connection with the arrangement of the New Credit Agreement, NU, CL&P, and WMECO received authority from the Securities and Exchange Commission to borrow up to $200 million, $375 million, and $150 million, respectively, on a short-term basis. Those limits are higher than the previous limits of $150 million, $325 million, and $60 million, respectively.

For further information on short-term debt, see NU's First Quarter 1996 Form 10-Q and NU's 1995 Form 10-K.

The Board's July 22, 1996 decision to reduce NU's common dividend from $0.44 to $0.25 per share quarterly will conserve cash at the rate of approximately $100 million annually, if continued at the new level. Management considers the new dividend level to be sustainable in a range of scenarios.

CL&P has entered into fuel-swap agreements to reduce a portion of the fuel-price risk associated with its long-term negotiated energy contracts. North Atlantic Energy Corporation (NAEC) has entered into interest-rate swap agreements to reduce interest-rate risk associated with its $225 million variable-rate bank note. These swaps are not used for trading purposes. The differential paid or received as fuel prices or interest rates change is recognized in income when realized. As of September 30, 1996, CL&P and NAEC had outstanding swap agreements with a total notional value of approximately $227.3 and $225 million, respectively. The settlement amounts associated with the swaps increased earnings by approximately $5.6 million for CL&P and increased interest expense by approximately $0.8 million for NAEC during the first nine months of 1996. CL&P's fuel swaps seek to minimize exposure associated with rising fuel prices and effectively fix the cost of fuel and profitability of certain of its long-term negotiated contract sales. NAEC's interest-rate swap agreements effectively fix its variable-rate bank note at 7.05 percent.


RESULTS OF OPERATIONS

                                               Income Statement Variances
Millions of Dollars                               Increase/(Decrease)

                                   Third                   Year-
                                  Quarter     Percent     to-Date       Percent


Operating revenues                 $(30)        (3)%       $ 85           3%

Fuel, purchased and net
  interchange power                  65         27          139          20
Other operation                      22          9          132           9
Maintenance                          35         50           85          43
Amortization of
  regulatory assets, net              5         15          (15)        (16)
Federal and state income taxes      (61)       (81)         (94)        (49)
Other income, net                     3         87           16         (a)
Deferred nuclear plants return       (4)       (45)          (9)        (32)
Interest on long-term debt           (8)       (10)         (25)        (10)
Preferred dividends of
  subsidiaries                        0          0           (6)        (18)
Net income                          (88)       (99)        (140)        (64)

(a) Percentage greater than 100





Comparison of the Third Quarter of 1996 with the Third Quarter of 1995

Total operating revenues decreased due to lower fuel recoveries and lower retail sales, partially offset by higher recognition of reimbursable conservation services ($11 million). Fuel recoveries decreased $32 million primarily due to lower Fuel and Purchased Power Adjustment Clause (FPPAC) revenues for PSNH as a result of a customer refund ordered by the NHPUC and lower average fossil fuel prices. Retail sales decreased 0.9 percent ($7 million) primarily due to milder weather in 1996, partially offset by modest economic growth in 1996.

Fuel, purchased, and net interchange power expense increased primarily due to higher energy costs in 1996 due to the nuclear outages.

Other operation and maintenance expense increased primarily due to higher costs associated with the nuclear outages ($23 million) and 1996 costs associated with meeting summer capacity requirements ($10 million). In addition, these costs reflect higher office equipment expenses, higher recognition of reimbursable conservation expenses, and higher 1996 demand-side-management costs.

Amortization of regulatory assets, net increased primarily due to higher amortizations as a result of the 1996 CL&P Settlement ($15 million), lower 1996 CL&P cogeneration deferrals, and higher 1996 amortization of previously deferred CL&P cogeneration costs ($20 million), partially offset by the completion of CL&P's and WMECO's amortizations of Millstone 3 phase-in costs in 1995 ($24 million).

Federal and state income taxes decreased primarily due to lower book taxable income, partially offset by a one-time tax benefit in 1995 as a result of the expiration of the federal statute of limitations for 1991.

Interest on long-term debt decreased primarily due to lower average interest rates as a result of refinancing activities and lower average 1996 debt levels.


Comparison of the First Nine Months of 1996 with the First Nine Months of 1995


Total operating revenues increased due to higher retail sales, regulatory decisions, higher fuel recoveries, and higher recognition in 1996 of reimbursable conservation services ($22 million), partially offset by lower wholesale revenues. Retail sales increased 2.5 percent ($45 million), primarily due to modest economic growth in 1996. Regulatory decisions increased revenues by $18 million primarily due to the mid-1995 retail-rate increase for CL&P and the June 1, 1995 and 1996 retail-rate increases for PSNH, partially offset by 1996 reserves for CL&P over-recoveries of demand-side-management costs. Fuel recoveries increased $10 million primarily due to higher base fuel revenues for PSNH as result of higher sales, the recovery of GUAC costs for CL&P and higher outside energy costs, partially offset by lower FPPAC revenues for PSNH as result of a customer refund ordered by the NHPUC. Wholesale revenues decreased $12 million primarily due to higher recognition in 1995 of lump-sum payments for termination of a CL&P long-term contract and the expiration in 1995, of some capacity sales contracts.

Fuel, purchased, and net interchange power expense increased primarily due to higher energy costs in 1996 due to the nuclear outages and the write-off of GUAC balances under the 1996 CL&P Settlement, partially offset by lower nuclear generation.

Other operation and maintenance expense increased primarily due to higher costs associated with the nuclear outages ($108 million, including $40 million of reserves for future costs) and 1996 costs associated with meeting summer capacity requirements ($31 million). In addition, these costs reflect higher recognition of postretirement benefit costs, higher office equipment expenses, higher recognition of reimbursable conservation expenses, and higher demand-side-management costs, partially offset by lower 1996 charges from the regional nuclear generating units.

Amortization of regulatory assets, net decreased primarily due to the completion of CL&P's and WMECO's amortizations of Millstone 3 phase-in costs in 1995 ($79 million), partially offset by lower 1996 CL&P cogeneration deferrals and higher 1996 amortization of previously deferred cogeneration costs ($52 million), and higher amortizations as a result of the 1996 CL&P Settlement ($15 million).

Federal and state income taxes decreased primarily due to lower book taxable income, partially offset by tax benefits from a favorable tax ruling recognized during the first quarter of 1995 and the expiration of the federal statute of limitations for 1991, recognized during the third quarter of 1995.

Other income, net increased primarily due to the deferral of the PSNH interest expense associated with an FPPAC refund, the 1995 write-down of CL&P's wholesale investment in Millstone 3, a 1995 increase to the environmental reserve, and higher interest income due to higher temporary cash investments in 1996.

Deferred nuclear plants return decreased primarily due to additional Seabrook investment being phased into rates, partially offset by a one-time adjustment to NAEC's Seabrook deferred return of $5 million in June 1995.

Interest on long-term debt decreased primarily due to lower average interest rates as a result of refinancing activities and lower average 1996 debt levels.

Preferred dividends decreased primarily due to a 1995 charge to earnings for premiums on redeemed preferred stock and a reduction in preferred stock levels.




                          PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

1. In January 1992, a lawsuit was filed against NU and CL&P alleging that the cancer suffered by one of the plaintiffs was caused by electric and magnetic fields (EMF) emanating from CL&P's Meadow Street substation and distribution lines. The Connecticut Superior Court granted summary judgment to NU and CL&P on two counts of the five count complaint. Following the summary judgment, the plaintiffs withdrew the remaining three counts. On September 6, 1996, the plaintiffs filed an appeal of the summary judgment on only one of the two counts in the Connecticut Appellate Court for the District of New Haven.

     For additional information on litigation relating to EMF, see "Item 3. Legal Proceedings" in NU's 1995 Form 10-K.

ITEM 5.   OTHER INFORMATION

1. The NRC's Office of Investigations (OI) has been examining various matters at Millstone and CY, including but not limited to procedural and technical compliance matters and employee concerns. One of these matters has been referred, and others may be referred, to the Office of the U. S. Attorney for the District of Connecticut (U. S. Attorney) for possible criminal prosecution. The referred matter concerns full core off-load procedures and related matters at Millstone. The U. S. Attorney is also reviewing possible criminal violations arising out of certain of NU's other activities at Millstone and CY, including the 1996 nuclear workforce reduction.

     The U. S. Attorney, together with the U. S. Environmental Protection Agency and the Connecticut Attorney General, is also investigating possible criminal violations of federal and state environmental laws at certain NU facilities, including Millstone.

     Management does not believe that any system company or officer has engaged in conduct that would warrant a federal criminal prosecution. NU intends to fully cooperate with the OI and the U.S. Attorney in their ongoing investigations.

     For more information regarding the full core off-load matter, see "Part II. Other Information" in NU's Form 10-Q for the quarter ended March 31, 1996. For more information regarding NU's 1996 nuclear workforce reduction and the NRC's review thereof, see NU's 1995 Form 10-K. For more information regarding the investigation of environmental matters at Millstone, see "Part II. Other Information" in NU's Form 10-Q for the quarter ended June 30, 1996.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Listing of Exhibits:

      Exhibit Number          Description


            10              Material Contract


            15              Letter regarding unaudited financial
                            information

            27              Financial Data Schedule


(b)   Reports on Form 8-K:

      1.  NU filed a Form 8-K dated August 19, 1996 disclosing that:

            * A Connecticut court ruled that the Town of Haddam had over-assessed the CY nuclear power plant.

            * NU appointed Bruce Kenyon as President and CEO of NU's nuclear operations and Mr. Kenyon is in the process of implementing a nuclear management reorganization.

               NU's three Millstone units continue to be out of service and management is continuing its efforts to bring the units on-line.

            * Moody's Investor Service has placed all of the NU system securities under review for possible downgrades.

            * The DPUC issued a draft decision proposing to replace CL&P's two existing energy recovery mechanisms with an EAC.

            * The NHPUC has issued a preliminary plan to restructure the state's electric industry, including PSNH.

            * PSNH has notified the State of New Hampshire that the state is in breach of its obligations under the Rate Agreement.




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to   be signed on its behalf by the
undersigned hereunto duly authorized.



                                        NORTHEAST UTILITIES

                                                      Registrant



Date  November 12, 1996                 By:  /s/ Bernard M. Fox

                                                 Bernard M. Fox
                                                 Chairman, President, and
                                                 Chief Executive Officer



Date  November 12, 1996            By:  /s/ John J. Roman

                                            John J. Roman
                                            Vice President and
                                            Controller