Form 10-K
period 1996-12-31
NORTHEAST UTILITIES SYSTEM; CONNECTICUT LIGHT & POWER CO; WESTERN MASSACHUSETTS ELECTRIC CO; PUBLIC SERVICE CO OF NEW HAMPSHIRE; NORTH ATLANTIC ENERGY CORP /NH
filed 1997-03-25
CIK 72741, 23426, 106170, 315256, 880416

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended DECEMBER 31, 1996


                                       OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from          to

Commission            Registrant; State of Incorporation;    I.R.S Employer
File Number            Address; and Telephone Number        Identification No.


1-5324         NORTHEAST UTILITIES                               04-2147929
               (a Massachusetts voluntary assocation)
               174 BRUSH HILL AVENUE
               WEST SPRINGFIELD, MASSACHUSETTS    01090-2010
               Telephone:  (413) 785-5871

0-11419        THE CONNECTICUT LIGHT AND POWER COMPANY           06-0303850
               (a Connecticut corporation)
               SELDEN STREET
               BERLIN, CONNECTICUT                06037-1616
               Telephone:  (860) 665-5000

1-6392         PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE           02-0181050
               (a New Hampshire corporation)
               1000 ELM STREET
               MANCHESTER, NEW HAMPSHIRE          03105-0330
               Telephone:  (603) 669-4000

0-7624         WESTERN MASSACHUSETTS ELECTRIC COMPANY            04-1961130
               (a Massachusetts corporation)
               174 BRUSH HILL AVENUE
               WEST SPRINGFIELD, MASSACHUSETTS    01090-2010
               Telephone:  (413) 785-5871

33-43508       NORTH ATLANTIC ENERGY CORPORATION                 06-1339460
               (a New Hampshire corporation)
               1000 ELM STREET
               MANCHESTER, NEW HAMPSHIRE          03105-0330
               Telephone:  (603) 669-4000

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
 Registrant               Title of Each Class            on Which Registered


NORTHEAST UTILITIES    Common Shares,$5.00 par    New York Stock Exchange,Inc.
                       value

THE CONNECTICUT LIGHT  9.3% Cumulative Monthly    New York Stock Exchange,Inc.
  AND POWER COMPANY    Income Preferred
                       Securities Series A(1)


(1)Issued by CL&P Capital, L.P., a wholly owned subsidiary of The Connecticut Light and Power Company ("CL&P"), and guaranteed by CL&P.

Securities registered pursuant to Section 12(g) of the Act:

    Registrant                            Title of Each Class


NORTHEAST UTILITIES        Common Share Warrants, no par value,
                                 exercisable at $24 per share

THE CONNECTICUT LIGHT AND  Preferred Stock, par value $50.00 per share,
  POWER COMPANY                  issuable in series, of which the
                                 following series are outstanding:

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

PUBLIC SERVICE COMPANY     Preferred Stock, par value $25.00 per share,
  OF NEW HAMPSHIRE         issuable in series, of which the following series
                           are outstanding:

                              10.60%  Series A of 1991

WESTERN MASSACHUSETTS      Preferred Stock, par value $100.00 per share,
  ELECTRIC COMPANY         issuable in series, of which the following series
                           is outstanding:

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

The aggregate market value of NORTHEAST UTILITIES' Common Share, $5.00 Par Value, held by nonaffiliates, was $1,410,859,795 based on a closing sales price of $10.37 per share for the 136,052,050 common shares outstanding on February 28, 1997. NORTHEAST UTILITIES holds all of the 12,222,930 shares, 1,000 shares, 1,072,471 shares and 1,000 shares of the outstanding common stock of THE CONNECTICUT LIGHT AND POWER COMPANY, PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE, WESTERN MASSACHUSETTS ELECTRIC COMPANY, and NORTH ATLANTIC ENERGY CORPORATION, respectively.

Documents Incorporated by Reference:

                                                             Part of Form 10-K
                                                            into Which Document
              Description                                     is Incorporated


Portions of Annual Reports to Shareholders of the following companies for the year ended December 31, 1996:

      Northeast Utilities                                           Part II
      The Connecticut Light and Power Company                       Part II
      Public Service Company of New Hampshire                       Part II
      Western Massachusetts Electric Company                        Part II
      North Atlantic Energy Corporation                             Part II

Portions of the Northeast Utilities Proxy Statement                 Part III
            dated April 30, 1997.



                               GLOSSARY OF TERMS


     The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report:


COMPANIES

NU ........................... Northeast Utilities
CL&P.......................... The Connecticut Light and Power Company
Charter Oak or COE............ Charter Oak Energy, Inc.
WMECO......................... Western Massachusetts Electric Company
HWP............................Holyoke Water Power Company
NUSCO or the Service Company.. Northeast Utilities Service Company
NNECO......................... Northeast Nuclear Energy Company
NAEC.......................... North Atlantic Energy Corporation
NAESCO or North Atlantic...... North Atlantic Energy Service Corporation
PSNH.......................... Public Service Company of New Hampshire
RRR........................... The Rocky River Realty Company
Energy Partners............... NUSCO Energy Partners, Inc.
Mode 1........................ Mode 1 Communications, Inc.
HEC........................... HEC Inc.
Quinnehtuk.................... The Quinnehtuk Company
the System.................... The Northeast Utilities System
CYAPC......................... Connecticut Yankee Atomic Power Company
MYAPC......................... Maine Yankee Atomic Power Company
VYNPC......................... Vermont Yankee Nuclear Power Corporation
YAEC.......................... Yankee Atomic Electric Company
the Yankee Companies.......... CYAPC, MYAPC, VYNPC, and YAEC


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

NRC........................... Nuclear Regulatory Commission
SEC........................... Securities and Exchange Commission


OTHER

1935 Act...................... Public Utility Holding Company Act of 1935
CAAA.......................... Clean Air Act Amendments of 1990
DSM........................... Demand-Side Management
Energy Act.................... Energy Policy Act of 1992
EWG........................... Exempt wholesale generator
EAC........................... Energy Adjustment Clause (CL&P)
FAC........................... Fuel Adjustment Clause (CL&P)
FPPAC......................... Fuel and purchased power adjustment clause
                               (PSNH)
FUCO.......................... Foreign utility company
GUAC.......................... Generation Utilization Adjustment Clause
                               (CL&P)
IRM........................... Integrated resource management
kWh........................... Kilowatt-hour
MW............................ Megawatt
NBFT.......................... Niantic Bay Fuel Trust, lessor of nuclear fuel used by CL&P and WMECO
NEPOOL........................ New England Power Pool
NUGs.......................... Nonutility generators
NUG&T......................... Northeast Utilities Generation and
                               Transmission Agreement
QF............................ Qualifying facility






                              NORTHEAST UTILITIES
                    THE CONNECTICUT LIGHT AND POWER COMPANY
                    PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
                     WESTERN MASSACHUSETTS ELECTRIC COMPANY
                       NORTH ATLANTIC ENERGY CORPORATION

                          1996 Form 10-K Annual Report
                               Table of Contents

                                     PART I
                                                                       Page

Item 1.   Business...............................................        1

     The Northeast Utilities System..............................        1

     Forward-Looking Statements..................................        2

     Overview of Nuclear Matters and Related
       Financial Matters.........................................        2

     Competition and Cost Recovery...............................        5

     Rates.......................................................        6

          Connecticut Retail Rates...............................        6
          New Hampshire Retail Rates.............................        9
          Massachusetts Retail Rates.............................       14

     Resource Plans..............................................       16

          Construction...........................................       16

          Future Needs...........................................       17

     Financing Program...........................................       18

          1996 Financings........................................       18
          1997 Financing Requirements............................       19
          1997 Financing Plans...................................       20
          Financing Limitations..................................       21

     Electric Operations.........................................       25

          Distribution and Load..................................       25
          Regional and System Coordination.......................       28
          Transmission Access and FERC Regulatory Changes........       29
          Fossil Fuels...........................................       29
          Nuclear Generation.....................................       30
          Nuclear Plant Performance and Regulatory Oversight.....       31
          Decommissioning........................................       38

     Energy Related Businesses...................................       40

          Private Power Development..............................       40
          Energy Management Services.............................       41
          Telecommunications.....................................       41
          Energy Products and Services...........................       42

     Other Regulatory and Environmental Matters..................       42

          Environmental Regulation...............................       42
          Electric and Magnetic Fields...........................       50

     FERC Hydro Project Licensing................................       51
     Employees...................................................       52

Item 2.   Properties.............................................       53

Item 3.   Legal Proceedings......................................       58

Item 4.   Submission of Matters to a Vote of Security Holders....       63

                                    PART II

Item 5.   Market for Registrants' Common Equity and Related
          Shareholder Matters....................................       64

Item 6.   Selected Financial Data................................       65

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations....................       65

Item 8.   Financial Statements and Supplementary Data............       65

Item 9.   Changes in Disagreements with Accountants on
          Accounting and Financial Disclosure....................       66

                                    PART III

Item 10.  Directors and Executive Officers of the Registrants....       67

Item 11.  Executive Compensation.................................       72

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.............................................       83

Item 13.  Certain Relationships and Related Transactions.........       85

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K....................................       86








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

                                     PART I
ITEM 1.    BUSINESS
                         THE NORTHEAST UTILITIES SYSTEM

     Northeast Utilities (NU) is the parent of a number of companies comprising the Northeast Utilities system (the System) and is not itself an operating company. The System furnishes franchised retail electric service in Connecticut, New Hampshire and western Massachusetts through four of NU's wholly owned subsidiaries (The Connecticut Light and Power Company [CL&P], Public Service Company of New Hampshire [PSNH], Western Massachusetts Electric Company [WMECO] and Holyoke Water Power Company [HWP]). In addition to their franchised retail electric service, CL&P, PSNH, WMECO and HWP (including its wholly owned subsidiary, Holyoke Power and Electric Company) (the System companies) together furnish wholesale electric service to various municipalities and other utilities and, on a pilot basis pursuant to state regulatory experiments, provide off-system retail electric service. The System serves about 30 percent of New England's electric needs and is one of the 20 largest electric utility systems in the country as measured by revenues.

     North Atlantic Energy Corporation (NAEC) is a special-purpose operating subsidiary of NU that owns a 35.98 percent interest in the Seabrook nuclear generating facility (Seabrook) in Seabrook, New Hampshire and sells its share of the capacity and output from Seabrook to PSNH under two life-of-unit, full-cost recovery contracts.

     Several wholly owned subsidiaries of NU provide support services for the System companies and, in some cases, for other New England utilities. Northeast Utilities Service Company (NUSCO) provides centralized accounting, administrative, information resources, engineering, financial, legal, operational, planning, purchasing and other services to the System companies. North Atlantic Energy Service Corporation (NAESCO) has operational responsibility for Seabrook. Northeast Nuclear Energy Company (NNECO) acts as agent for the System companies and other New England utilities in operating the Millstone nuclear generating facilities (Millstone) in Waterford, Connecticut. Three other subsidiaries construct, acquire or lease some of the property and facilities used by the System companies.

     NU has four subsidiaries, Charter Oak Energy, Inc. (Charter Oak), HEC Inc.
(HEC), Mode 1 Communications, Inc. (Mode 1) and NUSCO Energy Partners, Inc.(Energy Partners), which engage, either directly or indirectly through subsidiaries, in a variety of energy-related activities. Charter Oak develops and invests in nonutility generation as permitted under the Public Utility Regulatory Policy Act (collectively, NUGs) and in exempt wholesale generators and foreign utility companies as permitted under the Energy Policy Act of 1992 (Energy Act). HEC provides energy management services, both for the System's commercial, industrial and institutional electric customers and for others. Mode 1 and NUSCO Energy were formed in 1996 to develop and invest in telecommunications and energy-related activities, respectively. See "Energy-Related Businesses."

     The System traditionally has been regulated in virtually all aspects of its business by various federal and state agencies, including the Securities and Exchange Commission (SEC), the Federal Energy Regulatory Commission (FERC), the Nuclear Regulatory Commission (NRC)and various state and/or local regulatory authorities with jurisdiction over the service areas in which each company operates. In recent years, there has been significant activity at both the legislative and regulatory level, particularly in New England, to change the nature of regulation of the industry. For more information regarding recent restructuring initiatives, see "Competition and Cost Recovery," "Rates," and "Electric Operations."

                           FORWARD-LOOKING STATEMENTS

     NU and its subsidiaries occasionally make forward-looking statements, within the meaning of the Securities Exchange Act of 1934, as amended, such as forecasts and projections of expected future performance or statements of their plans and objectives. These forward-looking statements may be contained in filings with the SEC, letters to shareholders, press releases and oral statements. Although such forward-looking statements have been based on reasonable assumptions, there is no assurance that the expected results will be achieved, and actual results could differ materially from these statements. Some of the factors that could cause actual results to differ materially include, but are not limited to: governmental and regulatory actions and initiatives; the impact of deregulation and increased competition in the industry; generating plant performance; weather conditions; fuel prices and availability; general economic conditions, including the effects of inflation; technological changes; and uncertainties involved with foreign investments. These and other factors are discussed in SEC filings made by NU, CL&P, WMECO, PSNH and NAEC from time to time, including this report.

               OVERVIEW OF NUCLEAR AND RELATED FINANCIAL MATTERS

     On January 29, 1996, Millstone was placed on the NRC's watch list as a Category 2 facility. As set forth below, CL&P and WMECO have significant financial and capacity interests in Millstone. Facilities in Category 2 have been identified by the NRC as having weaknesses that warrant increased attention until the licensee, NNECO, demonstrates a period of improved performance. Millstone was subsequently reclassified as a Category 3 facility, which requires NNECO to receive formal NRC commissioners' approval to restart any of the units. Millstone 1, 2 and 3 have been out of service since November 4, 1995, February 21, 1996 and March 30, 1996, respectively. Following these decisions, the System faced in 1996, and continues to face, some of the most severe regulatory scrutiny and financial challenges in the history of the United States nuclear industry, including numerous civil lawsuits and criminal investigations. See, "Item 3. Legal Proceedings."

     Millstone 1, a 660-MW boiling water reactor, and Millstone 2, an 870-MW pressurized water reactor, are each owned 81 percent by CL&P and 19 percent by WMECO. Millstone 3, a 1154-MW pressurized water reactor, is jointly owned by CL&P (52.93 percent), WMECO (12.24 percent), PSNH (2.85 percent) and other New England utilities.

     The System has initiated a number of changes in the management of its nuclear program to address the problems at Millstone. In April 1996, the NU Board of Trustees (NU Board) announced the formation of a special committee of the NU Board to provide high-level oversight of the safety and effectiveness of NU's nuclear operations and the progress toward resolving open NRC issues and employee, community, and customer concerns. The committee consists exclusively of outside trustees. It is chaired by E. Gail de Planque, who is a former NRC commissioner. In light of substantial NU Board activities associated with the current nuclear situation, the NU Board elected Elizabeth T. Kennan in 1996 as Lead Trustee to facilitate the extensive, ongoing communications and activities between the NU Board and management.

     In response to various internal reports and other reviews that focused on nuclear management as a fundamental cause for the decline in the performance of Millstone, the NU Board elected Bruce D. Kenyon as President - Nuclear Group of NU, in September 1996. Following this appointment, management unveiled a reorganization of NU senior nuclear management that is intended to establish direct accountability for performance at each of the nuclear power units that the System operates. The new management team, including executives loaned from unaffiliated utility companies with excellent nuclear programs, has focused in the near-term on the recovery efforts of Millstone and improving nuclear oversight and the System's employee concerns program. In January 1997, Neil S. Carns was elected to the position of Senior Vice President and Chief Nuclear Officer of NNECO to oversee the operations of Millstone. Both Mr. Kenyon and Mr. Carns have extensive experience at other utilities with reputations for excellent nuclear operations.

     The new nuclear management team has developed comprehensive plans for restarting each of the Millstone units. Each unit's recovery team is working towards restart of its respective unit on a parallel basis with the other two units. Management estimates that one of the units will be ready for restart in the third quarter of 1997, with the second and third units being ready for restart in the fourth quarter of 1997 and the first quarter of 1998, respectively. Management hopes to have at least one unit operating in the second half of 1997.

     However, before and following notification to the NRC that a unit is ready to resume operations, management expects that the NRC staff will conduct extensive reviews and inspections, and before such notification, independent corrective action verification teams also will inspect each unit. The System also will need to comply with an NRC order regarding the development of a comprehensive employee concerns program, which will need to be reviewed by an independent third-party. Furthermore, because of the length of the outages, management cannot estimate the time it will take for the units to resume full power after NRC approval to restart.

     For more information regarding specific regulatory actions related to NU's nuclear units and the December 4, 1996 decision of the board of directors of Connecticut Yankee Atomic Power Company (CYAPC) to retire the Connecticut Yankee nuclear unit (CY) from commercial operation, see "Electric Operations--Nuclear Generation." For information regarding actions taken to meet System capacity needs caused by the Millstone outages, See "Electric Operations--Distribution and Load."

     As a result of the extended Millstone outages, the System companies have incurred and will continue to bear substantial costs at least until the three Millstone units have been restarted. Most of the costs are being borne by CL&P and WMECO, which have the greatest investment share of the Millstone units. Although PSNH did incur additional costs related to the outage, these costs were somewhat mitigated by its increased sales of electricity from Seabrook and fossil generation. In 1996, System companies expensed a total of approximately $403 million Millstone-related non-fuel operation and maintenance costs, which included among other costs $116 million for non-fuel incremental O&M costs related to the Millstone outages ($93 million for CL&P, $21 million for WMECO and $2 million for PSNH) and $63 million reserved for future Millstone incremental O&M costs ($50 million for CL&P, $12 million for WMECO and $1 million for PSNH). O&M costs for Millstone in 1997 are estimated to be $386 million. O&M costs have been, and will continue to be, absorbed through the System companies' current rates.

     The System companies also expensed approximately $260 million for replacement-power costs in 1996 ($216 million for CL&P, $41 million for WMECO and $3 million for PSNH). Management expects that monthly replacement-power costs for the System companies will average approximately $35 million ($30 million for CL&P and $5 million for WMECO) in 1997 while all three Millstone units remain out of service. The System expensed a significant portion of its 1996 replacement power costs related to the nuclear outages and it is continuing to expense 1997 replacement power costs.

     Although the System companies are not precluded from seeking rate recoveries of these costs in the future, management has committed not to seek recovery of the portion of these costs attributable to the failure to meet industry standards in operating Millstone. In light of that commitment, and in recognition of the NRC's watch list designation of Millstone and that numerous internal and external reports have been critical of the operation of Millstone, management believes that CL&P and WMECO will not seek rate recovery of a substantial portion of such costs. Management currently does not intend to request any such recoveries until after the Millstone units begin returning to service, so it is unlikely that any additional revenues from any permitted recovery of these costs will be available while the units are out of service to contribute to funding the recovery efforts.

     The System has arranged a variety of borrowing facilities to fund its cash requirements, including the nuclear recovery efforts. See "Financing Program--- 1996 Financings." The length of the Millstone outages and the high costs of the recovery efforts have weakened NU's, CL&P's and WMECO's 1996 earnings, balance sheets and cash flows, and they continue to have adverse impacts on these companies' financial conditions. Management believes that the borrowing facilities that are currently in place provide System companies with adequate access to the funds needed to bring the Millstone units back to service if those units begin operating close to the currently envisioned schedules and if the other assumptions on which management has based its planning do not substantially change. For the System companies to access the entire amounts of contractually committed borrowing capacity, some waivers or modifications of the borrowing terms have been obtained and others might be required. See "Financing Program---Financing Limitations."

     If the return to service of one or more Millstone units is delayed substantially, or if the needed waivers or modifications are not forthcoming on reasonable terms, or if the System encounters additional significant costs or other significant deviations from management's current assumptions the currently available borrowing facilities could be insufficient to meet all of the System's cash requirements, and some facilities could become unavailable because of difficulties in meeting borrowing conditions. In those circumstances, management would take actions to reduce costs and cash outflows and would attempt to take actions to arrange additional sources of funds. The availability of such sources would be dependent on general market conditions and the System's credit and financial condition at the time.

                         COMPETITION AND COST RECOVERY

      Competition in the energy industry continues to grow as a result of legislative and regulatory action, technological advances, relatively high electric rates in certain regions of the country, including New England, surplus generating capacity and the increased availability of natural gas. These competitive pressures are particularly strong in the System's service territories, where legislators and regulatory agencies have been at the forefront of the restructuring movement.

     A major risk of competition for the System is "strandable investments." These are expenditures that have been made by utilities in the past to meet their public service obligations, with the expectation that they would be recovered from customers in the future. However, under certain circumstances these costs might not be recoverable from customers in a fully competitive electric utility industry. The System is particularly vulnerable to strandable investments because of: (i) the System's relatively high investment in nuclear generating capacity, which had a high initial cost to build; (ii) state-mandated purchased-power arrangements priced above market; (iii) significant regulatory assets, which are those costs (including purchased-power costs) that have been deferred by state regulators for future collection from customers and (iv) costs incurred and assets created in connection with the bankruptcy reorganization of PSNH in 1990 and NU's 1992 acquisition of PSNH.

     As of December 31, 1996, the System's net investment in nuclear generating capacity, excluding its investment in certain regional nuclear companies, was $3.6 billion, and in its regulatory assets was approximately $2.2 billion. The System expects to recover substantially all of its nuclear investment and its regulatory assets from customers. The System is currently collecting its nuclear investment through depreciation charges approved by its various state utility regulators. See "Depreciation" in the notes to NU's financial statements. Unless amortization levels are changed from currently scheduled rates, the System's regulatory assets are expected to be substantially decreased in the next five years. Although the System companies continue to operate predominantly in state-approved franchise territories under traditional cost-of-service regulation, various restructuring initiatives in the System's service territories, particularly recent actions taken by the New Hampshire Public Utility Commission (NHPUC), have created uncertainty with respect to future rates and the recovery of strandable investments.

     In 1995 regulators in Connecticut concluded that electric utilities should be allowed a reasonable opportunity to recover strandable investments. Various electric utility restructuring legislative proposals have been, and others will be, introduced in the Connecticut State Legislature in 1997. On December 30, 1996, the Massachusetts Department of Public Utilities (DPU) issued its Model Rules on Restructuring (Model Rules). The Model Rules indicate that utilities will have a reasonable opportunity to recover strandable investments incurred on or before August 16, 1995, which will be collected through a Stranded Cost Access Charge. The Massachusetts General Court also has established a legislative task force to review restructuring during the 1997 legislative session.

     On February 28, 1997, NHPUC issued its orders related to restructuring the state's electric utility industry and setting interim stranded cost charges for PSNH pursuant to legislation enacted in New Hampshire in 1996. In the orders, the NHPUC announced a departure from cost-based ratemaking and instead adopted a market-priced approach to stranded cost recovery. On March 10, 1997, NU, NAEC, PSNH and NUSCO received a temporary restraining order from the United States District Court for the District of Rhode Island, which stayed the NHPUC's February 28, 1997 orders to the extent they established a rate setting methodology that is not designed to recover PNSH's costs of providing service and would require PSNH to write off any regulatory assets. If this stay or another appropriate court action does not remain in effect, this methodology will require PSNH to remove from its balance sheet for the quarter ending March 31, 1997 substantially all of its regulatory assets. The amount of that potential write-off is currently estimated at over $400 million, after taxes. For more information regarding this decision and other restructuring initiatives, see "Rates;" for more information regarding the effect of the February 28, 1997 decision on PSNH and NAEC's financings, see "Financing Program---Financing Limitations."

      Notwithstanding these legislative and regulatory initiatives, the System has developed, and is continuing to develop, a number of marketing initiatives to retain and continue to serve its existing customers. In particular, System companies have been devoting increasing attention in recent years to negotiating long-term power supply arrangements with certain large commercial and industrial retail customers. Approximately 12 percent of the System's commercial and industrial retail revenues were under negotiated rate agreements at the end of 1996. In 1996, those negotiated rate reductions amounted to approximately $39 million in annual revenues, up from $35 million in 1995. CL&P accounted for approximately $19 million of the 1996 rate reductions, PSNH for $12.5 million, WMECO for $6 million and HWP for $1.5 million. The average term of these agreements is approximately 5.8 years.

     The System has expanded its Retail Marketing organization to provide value-added solutions to its customers. The System devoted significantly more resources to its retail marketing efforts in 1996 than in prior years. In particular, NUSCO hired approximately 170 new employees as part of its retail sales organization. The new employees will allow the System to have more direct contact with customers in order to develop tailor-made solutions for customers' energy needs. In addition, the System companies, as well as other NU subsidiaries, received orders from the SEC and FERC in 1996 that increased their flexibility to market and broker electricity, gas, oil and other forms of energy throughout the United States and to provide various services related thereto.

                                     RATES

CONNECTICUT RETAIL RATES

     GENERAL

     Approximately 63% of System revenues are derived from CL&P, and 56% of the book value of the System's electric utility assets are owned by CL&P.

     CL&P's retail rates are subject to the jurisdiction of the Connecticut Department of Public Utility Control (DPUC). Connecticut law provides that revised rates may not be put into effect without the prior approval of the DPUC. Connecticut law also authorizes the DPUC to order a rate reduction under certain circumstances before holding a full-scale rate proceeding. The DPUC is further required to review a utility's rates every four years if there has not been a rate proceeding during such period. The DPUC is expected to begin such a review in the second half of 1997. Based on recently enacted legislation, if the DPUC approves performance-based incentives for a particular company, the DPUC will include in such an order periodic monitoring and review of the company's performance in lieu of the four year review.

     On July 1, 1996, the DPUC approved a settlement agreement (Settlement) that had been jointly submitted to the DPUC by CL&P, the Connecticut Office of Consumer Counsel (OCC) and the independent Prosecutorial Division of the DPUC. The Settlement provides that CL&P's base rates will be frozen until at least December 31, 1997. The Settlement provides that during the rate freeze, CL&P's target return on equity (ROE) will be 10.7 percent, but the Settlement does not alter CL&P's allowed ROE of 11.7 percent. One-third of earnings above the target ROE will be refunded to customers. The Settlement also accelerated the amortization of CL&P's regulatory assets ($73 million in 1996 and $54 to $68 million in 1997). As of December 31, 1996, CL&P's regulatory assets totaled approximately $1.4 billion.

     The Settlement terminated all outstanding litigation pending as of March 31, 1996 among the parties that potentially could affect CL&P's rates. Such litigation included appeals by CL&P and the OCC from CL&P's 1993 rate case decision, appeals from the DPUC's decisions concerning the 1992-1993 and 1993-1994 fuel-recovery periods, nuclear operating prudence review proceedings pending at the time of the settlement, and OCC's appeal from the DPUC guidelines adopted in 1995 allowing additional flexibility in negotiating special rates with electric customers. In exchange, CL&P agreed not to seek recovery from its customers of approximately $115 million in uncollected nuclear costs incurred before March 31, 1996.

     The Settlement does not affect issues to be addressed by the DPUC in future restructuring proceedings and the recovery of costs related to the ongoing Millstone outages. For information regarding the prudence proceeding related to nuclear operations for the period March 31, 1996 to June 30, 1996, See "Rates--- CL&P Adjustment Clauses and Prudence."

     ELECTRIC INDUSTRY RESTRUCTURING IN CONNECTICUT

     Pursuant to legislation introduced in 1995, a legislative task force was created to consider electric industry restructuring in Connecticut. The final report of the task force was issued on December 18, 1996. Although the members of the task force did not come to a consensus on restructuring, the report included several recommendations on legislation, including, among other things, legislation to enable securitization of strandable investments; reduction of tax burdens incorporated in electric rates; reduction of rate impacts of government-mandated contracts with NUGs; and elimination of obsolete regulation. After considering the report of the task force, the legislative members of the task force submitted their own proposal on restructuring to the members of the legislative Energy and Technology Committee. Their proposal includes two alternatives: one for a retail competition pilot program available to 10 percent of the load in each rate class by January 1, 1998; and a second for full retail competition beginning January 1, 1998 unless CL&P had effected 10 percent retail rate reductions for all rate classes by that date. This proposal, among others, is being considered in developing restructuring legislation in 1997.

          CL&P ADJUSTMENT CLAUSES AND PRUDENCE

     On October 8, 1996, the DPUC issued its final order establishing an Energy Adjustment Clause (EAC) in place of CL&P's existing Fuel Adjustment Clause and Generation Utilization Adjustment Clause (GUAC). The EAC took effect on January 1, 1997. The EAC is designed to reconcile and adjust every six months the difference between actual fuel costs and the fuel revenue collected through base rates. The EAC includes an incentive mechanism that disallows recovery of the first $9 million in fuel costs that exceeds base levels and permits CL&P to retain the first $9 million in fuel cost savings. The EAC also designates a 60 percent nuclear capacity factor floor. When the six-month nuclear capacity factor falls below 60 percent, related energy costs are deferred to the subsequent EAC period for consideration for recovery. Finally, the costs to serve nonfirm wholesale transactions will continue to be removed from the calculation of fuel costs at actual marginal cost.

     On December 31, 1996, the DPUC issued a decision approving CL&P's request to recover $25 million, excluding replacement power costs (see below), through the GUAC for the period April 1 - August 31, 1996. The $25 million will be recovered over a twelve-month period beginning January 1, 1997. The fuel costs for the period September 1, 1996 through December 31, 1996, excluding replacement power costs for the current nuclear outages at Millstone, are expected to be filed with the DPUC in March 1997. Management does not expect a significant dollar request for the period.

      Despite an earlier procedural order indicating that prudence hearings on the current nuclear outages at Millstone would take place after the nuclear plants return to service, on January 15, 1997, the DPUC notified CL&P that it will be conducting its prudence review of nuclear cost recovery issues in multiple phases. The first phase, covering the period April 1 through June 30, 1996, has already begun. CL&P will not be permitted to collect any replacement power costs associated with the current nuclear outages prior to the completion of the DPUC's prudence reviews. Management believes that CL&P will not seek rate recovery of a substantial portion of such costs.

     In connection with an ongoing management audit of CL&P, including matters related to the NRC watch list designation, the two consulting firms hired by the DPUC to review such matters issued reports in December 1996 that were highly critical of NU's management of its nuclear program. The results of these reports could bear on any future DPUC review of the prudence of the System's nuclear-related costs. In a separate proceeding, the DPUC ordered CL&P to submit studies by July 1, 1997 that analyze the economic benefits from the continued operation of Millstone 1 and 2. The DPUC stated that these studies were necessary in light of the uncertainty regarding restart dates of the units and the costs associated with returning these units to operation.

     In May 1996, the Connecticut state legislature enacted legislation to create the Nuclear Energy Advisory Council (NEAC), a volunteer group of fourteen members. The NEAC was charged with conducting a broad review of safety and operations of the System's four Connecticut nuclear units and to advise the Governor, the legislature and affected municipalities on these issues. The NEAC issued its first report on February 7, 1997, which provided a wide-range of preliminary recommendations, including legislation and additional public hearings related to nuclear spent fuel, federal congressional hearings, review by the Connecticut Attorney General of the NRC's oversight of the System's nuclear operations and the requirement for a state nuclear plant resident inspector. These recommendations are similar to various legislative proposals currently pending at the state legislature related to nuclear oversight, operations and cost recovery. Management cannot predict the ultimate effect of this report or such proposed legislation.

     DEMAND-SIDE MANAGEMENT

     CL&P provides demand side management (DSM) programs for its residential, commercial and industrial customers. CL&P is allowed to recover DSM costs in excess of costs reflected in base rates over periods ranging from approximately four to ten years.

     On April 9, 1996, the DPUC issued an order approving CL&P's budget of $37.1 million for 1996 DSM expenditures, which will be recovered over a 2.43 year amortization period. In November 1996, CL&P filed its 1996-1997 DSM programs and budgets with the DPUC. CL&P proposed a budget level of $36 million for 1997 DSM expenditures. CL&P's unrecovered DSM costs at December 31, 1996, excluding carrying costs, which are collected currently, were approximately $90 million.

NEW HAMPSHIRE RETAIL RATES

     GENERAL

     Approximately 24% of System revenues are derived from PSNH, and 17% of the book value of the System's electric utility assets are owned by PSNH.

     PSNH's Rate Agreement with the state of New Hampshire (State) provided for seven base rate increases of 5.5 percent per year beginning in 1990 and a comprehensive fuel and purchased power adjustment clause (FPPAC). The final base rate increase went into effect on June 1, 1996. The Rate Agreement provides that PSNH's rates will be subject to traditional rate regulation after the fixed rate period expires on May 31, 1997, but that the FPPAC will continue through May 31, 2000. Although the FPPAC continues for an additional 3 years beyond the end of the fixed rate period, there is uncertainty regarding how it will function after May 31, 1997. Given the completion of the fixed rate period, and the uncertainty surrounding the FPPAC, management expects that PSNH will file a rate case with the NHPUC in May 1997. For more information regarding other cost recovery matters related to the Rate Agreement, see "Unamortized PSNH Acquisition Costs."

     ELECTRIC INDUSTRY RESTRUCTURING IN NEW HAMPSHIRE

     Pilot Program

     The NHPUC initiated a two-year retail-wheeling pilot program (Program) in mid-1996. The Program included up to three percent of PSNH's retail customers (approximately 12,000 customers). On April 24, 1996, the NHPUC approved the terms for PSNH's participation in the Program. Under this plan, PSNH provides a 10-percent incentive credit off its traditional rates to customers who participate in the program and will be allowed to recover all of its costs above an assumed market price of power. CL&P, through either affiliated companies or marketing divisions, also is participating in the Program. In early 1997, PSNH transferred its interest in PSNH Energy, a competitive supplier in the New Hampshire retail electric competition pilot program, to Energy Partners, but PSNH continues to sell power to Energy Partners at wholesale.

     Based upon its preliminary analysis of the Program, PSNH, with its current relatively high cost rate structure, could lose a substantial portion of its current market share if New Hampshire was open to wide-scale retail competition. PSNH could mitigate this loss somewhat by securing new off-franchise customers, although it already serves 70% of available customers in New Hampshire. To offset the risk of a substantial decrease in revenues, the System is actively developing marketing initiatives to retain existing customers and attract new off-franchise customers should full-scale competition be introduced in New Hampshire according to the proposed schedule. The critical factor regarding significant losses for PSNH related to electric utility restructuring, however, is the issue of the recovery of strandable investments. For more information, see "Competition and Cost Recovery" and "Energy-Related Businesses--Energy Products and Services."

          NHPUC Restructuring Plan

     On May 21, 1996, legislation became effective in New Hampshire requiring the NHPUC to issue a final restructuring plan no later than February 28, 1997. Electric utilities must submit compliance filings by June 30, 1997. The legislation directed the NHPUC to implement full retail competition by January 1, 1998 or at the earliest date determined to be in the public interest by the NHPUC, but not later than July 1, 1998.

     On February 28, 1997, in accordance with this legislation, the NHPUC issued its orders related to restructuring the state's electric utility industry and setting interim stranded cost charges for PSNH.

     In the orders, the NHPUC announced a departure from cost-based ratemaking and instead adopted the market-priced approach to stranded cost recovery advocated by the NHPUC's consultants, LaCapra Associates. Accordingly, unless the orders are stayed or modified, PSNH will be required to discontinue accounting under Financial Accounting Standard No. 71, ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION (FAS 71) and have to remove from its balance sheet as early as the quarter ending March 31, 1997 substantially all of its regulatory assets. The amount of that potential write-off is currently estimated at over $400 million, after taxes. However, PSNH does not believe that under the orders it would be required to recognize any additional loss resulting from the impairment of the value of its other long-lived assets under the provisions of FAS 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF. See, "Unamortized PSNH Acquisition Costs" and "Seabrook Power Contracts" below.

     The orders also contain rulings on numerous other issues that would, if put into effect, have a substantial effect on the operations of PSNH. Included among these rulings are an assertion that the 1989 Rate Agreement by and between NU and the State of New Hampshire, which was an integral part of NU's acquisition of PSNH in 1992, is not binding on the State; the requirement that PSNH divest within two years following the initiation of competition all of its owned-generation and all of its wholesale power purchase contracts (including its contract with NAEC for Seabrook output); a prohibition on the remaining distribution company and its affiliates from engaging in retail marketing or load aggregation services; and a mandate for the filing of tariffs with the FERC for the provision of unbundled retail transmission service.

     On March 3, 1997, PSNH, NU, NAEC and NUSCO filed for a temporary restraining order, preliminary and permanent injunctive relief and for a declaratory judgment in the United States District Court for New Hampshire. The case was subsequently transferred to Rhode Island. On March 10, 1997, the court issued a temporary restraining order, which stayed the NHPUC's February 28, 1997 orders to the extent they established a rate setting methodology that is not designed to recover PSNH's costs of providing service and would require PSNH to write off any regulatory assets under FAS 71. An evidentiary hearing regarding the System plaintiffs' request for a preliminary injunction prohibiting the NHPUC from taking any action to implement the restructuring orders and the restructuring statute as construed and applied in the orders will be held in the same court on March 20, 1997.

     If this stay or another appropriate court action does not remain in effect, the write-off triggered by the decision would result in defaults which, if not waived or renegotiated, would give investors and lenders the right to accelerate the repayment of approximately $686 million of PSNH indebtedness and $515 million of NAEC indebtedness. These circumstances could force PSNH and NAEC to seek bankruptcy protection under Chapter 11 of the bankruptcy laws. PSNH also intends to pursue claims for damages in State court in New Hampshire for abrogation of the 1989 Rate Agreement. The damage claims will be in the hundreds of millions of dollars.

          Freedom Energy Proceedings


     In 1994, Freedom Energy Company, LLC (Freedom), filed a petition with the NHPUC for permission to operate as a retail electric utility selling to large industrial customers in New Hampshire, including customers of PSNH. PSNH intervened in Freedom's proceeding, arguing that Freedom could not sell electricity to PSNH customers because PSNH had an exclusive franchise. In June 1995, the NHPUC determined that electric utility franchises in New Hampshire need not be exclusive as a matter of law. PSNH appealed this decision to the New Hampshire Supreme Court, which affirmed on May 13, 1996, holding that the NHPUC can alter existing exclusive franchise orders if it is determined to be in the public good to do so. The Supreme Court expressly indicated, however, that its decision does not address whether any such alteration of the franchise would require compensation to the utility.

      The remaining issues related to the Freedom proceedings, including whether Freedom has qualifications to operate a public utility, are still pending at the NHPUC. In the Spring of 1997, the NHPUC intends to hold hearings to investigate Freedom's financial, managerial and operational abilities to be deemed a utility. Freedom's petition is opposed by other parties seeking to be participants in a restructured, competitive electric industry. A related FERC proceeding is still pending.

     FPPAC AND PRUDENCE

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

     On June 3, 1996, the NHPUC ordered PSNH to refund $41.5 million, which amount includes $5 million of interest, related to NUG costs which had been previously collected through the FPPAC. The refund, which will be made by crediting customer bills through May 31, 1997, was implemented on June 1, 1996. When actual fuel and purchased power costs are less than the estimated costs in base rates, PSNH is permitted to retain revenues to offset previously deferred charges, including the $41.5 million refund. By this method PSNH will have fully recovered the $41.5 million by May 1, 1997.

     On December 3, 1996, the NHPUC approved PSNH's FPPAC rate for December 1, 1996 through May 31, 1997, representing an overall rate decrease of 1.0 percent.

          NUGs

     The costs associated with purchases by PSNH from certain NUGs at prices above the level assumed in rates are deferred and recovered through the FPPAC over ten years. As of December 31, 1996, NUG deferrals totaled approximately $211 million.

     Under the Rate Agreement, PSNH and the State have an obligation to use their best efforts to renegotiate burdensome purchased power arrangements with 13 specified hydroelectric and wood-burning NUGs that were selling their output to PSNH under long-term NHPUC rate orders. If approved, PSNH will exchange near-term cash payments for partial relief from high-cost purchased power
                                       20
obligations to the NUGs, with such payments and an associated return on the unamortized portion being recoverable from customers in a future amortization period.

      Seven of these orders have been successfully renegotiated, and PSNH has reached agreements, subject to NHPUC approval, with the six remaining wood-fired NUGs. The six agreements could result in net savings of approximately $440 million to PSNH's customers over a period of 20 years in exchange for upfront payments of approximately $250 million recoverable in future charges to customers.

     In early 1996, the NHPUC began a proceeding to decide whether to approve these settlement agreements. Despite a determination by the New Hampshire Attorney General finding that PSNH had used its best efforts to renegotiate the 13 agreements, on March 11, 1996, the NHPUC decided to open a docket, which is ongoing, to independently review that issue.

      In January 1997, the NHPUC issued an order approving one of the six NUG settlements. However, the order expressly indicates that PSNH is not assured of recovering all of the payments the company must make pursuant to the agreement. In addition, the order required PSNH and the NUG owner to contribute an undisclosed amount to create a fund designed to mitigate the impact of the buydown agreement on the wood-fuel industry. On February 14, 1997, PSNH filed a response with the NHPUC stating that the uncertainties of recovery stated in the order made it impossible to finance the upfront payments for the agreement.


     UNAMORTIZED PSNH ACQUISITION COSTS

     The Rate Agreement also provides for the recovery by PSNH through rates of unamortized PSNH acquisition costs, which is the aggregate value placed by PSNH's reorganization plan on PSNH's assets in excess of the net book value of its non-Seabrook assets and the value assigned to Seabrook. The unrecovered balance of PSNH acquisition costs at December 31, 1996 was approximately $491.7 million. In accordance with the Rate Agreement, approximately $82.0 million of this amount will be recovered through rates by June 1, 1998, and the remaining amount, approximately $409.7 million, will be recovered through rates by 2011. PSNH earns a return each year on the unamortized portion of the costs. This amount will not be deemed "impaired" by the NHPUC's February 28, 1997 restructuring decision within the meaning of FAS 121. For more information regarding PSNH's recovery of these costs, see "Unamortized PSNH Acquisition Costs" in the notes to NU's financial statements and "Unamortized Acquisition Costs" in the notes to PSNH's financial statements.

     SEABROOK POWER CONTRACTS

     PSNH and NAEC have entered into two power contracts that collectively obligate PSNH to purchase NAEC's 35.98 percent ownership of the capacity and output of Seabrook for the term of Seabrook's NRC operating license and to pay NAEC's "cost of service" during this period, whether or not Seabrook continues to operate. NAEC's cost of service includes all of its prudently incurred Seabrook-related costs, including O&M expenses, cost of fuel, depreciation of NAEC's recoverable investment in Seabrook and a phased-in return on that investment. The payments by PSNH to NAEC under these contracts constitute purchased power costs for purposes of the FPPAC and are recovered from PSNH customers under the Rate Agreement. Decommissioning costs are separately collected by PSNH in its base rates. See "Rates--New Hampshire Retail Rates-- General" and--"FPPAC and Prudence" for information relating to the Rate Agreement. At December 31, 1996, NAEC's net utility plant investment, including fuel, in Seabrook was approximately $692 million.

     If Seabrook were retired before the expiration of its NRC operating license term, NAEC would continue to be entitled under the contracts to recover its remaining Seabrook investment and a return on that investment and its other Seabrook-related costs over a 39-year period, less the period during which Seabrook has operated.

     The contracts provide that NAEC's return on its "allowed investment" in Seabrook (its investment in working capital, fuel, capital additions after the date of commercial operation and a portion of the initial investment) is calculated based on NAEC's actual capitalization over the term of the contracts, its actual debt and preferred equity costs and a common equity cost of 12.53 percent for the first ten years of the contracts, and thereafter at an equity rate of return to be fixed in a filing with FERC. The portion of the initial investment, which is included in the allowed investment, has increased annually since May 1991 and reached 100 percent on May 31, 1996.

     NAEC is entitled to earn a deferred return on the portion of the initial investment not yet phased into rates. At December 31, 1996, the amount of this deferred return was $185.1 million In addition, NAEC's utility plant includes $84.1 million of deferred return (including taxes) that was transferred as part of the Seabrook assets to NAEC on the acquisition date. The deferred return, including the portion transferred to NAEC, will be recovered with carrying charges beginning December 1, 1997, and will be fully recovered by May 2001. For additional information regarding the contracts, see "Deferred Costs-Nuclear Plants" in the notes to PSNH's financial statements.

MASSACHUSETTS RETAIL RATES

     GENERAL

     Approximately 11% of System revenues are derived from WMECO, and 11% of the book value of the System's electric utility assets are owned by WMECO.


     WMECO's retail rates are subject to the jurisdiction of the Massachusetts Department of Public Utilities (DPU). The rates charged under HWP's contracts with its industrial customers are not subject to the ratemaking jurisdiction of any state or federal regulatory agency.

     On April 30, 1996, the DPU approved a settlement which was proposed by WMECO and the Massachusetts Attorney General (the Agreement). The Agreement will continue, through February 1998, a 2.4-percent rate reduction instituted in June 1994. The Agreement terminates pending reviews of WMECO's generating plant performance and any potential reviews associated with Millstone 2's 1994-1995 extended outage. The Agreement also accelerates its amortization of strandable generation assets by approximately $6 million in 1996 and $10 million in 1997.

     ELECTRIC INDUSTRY RESTRUCTURING IN MASSACHUSETTS

     On December 30, 1996, the DPU issued the Model Rules, which supplemented an earlier set of draft rules issued on May 1, 1996. The Model Rules and accompanying order endorsed January 1, 1998 as the date for full customer choice of energy suppliers in Massachusetts. In addition, the Model Rules provide that utilities will have a reasonable opportunity to recover strandable investments and for the functional unbundling of a utility's distribution, transmission, generation and marketing functions. The Model Rules also addressed many of the other issues, including the future structure of the electric utility industry, that were addressed in the DPU's May 1 explanatory statement. The Model Rules, however, require a number of statutory changes to be enacted in order to implement these rules. The Massachusetts legislature has given no formal indication as to whether it will enact the statutory changes requested by the DPU. It is unclear at this time how the DPU will proceed if the requested statutory changes are not enacted.

     The DPU also issued regulations establishing standards of conduct governing the relationship between electric company distribution companies and their competitive affiliates, which include all affiliates that "engage in the selling or marketing of natural gas, electricity, or related services on a competitive basis, including, but not limited to, natural gas or electric supply or capacity, and demand-side management." Among other restrictions and reporting requirements, the rules provide a number of restrictions on the flow of information between a distribution company and its competitive affiliates, provide that much of the information that is shared between a distribution company and its competitive affiliate must be provided to non-affiliates, and provide for physical separation between employees of a distribution company and its competitive affiliate. The System is currently developing and implementing procedures to comply with this order.

     In addition to the proposed rules set forth above, the DPU also ordered each electric company, including WMECO, to develop revenue-neutral rates unbundled into at least generation, transmission and distribution components. WMECO filed its proposed unbundled rates with the DPU on March 3, 1997. The DPU has stated that Massachusetts electric utilities should be prepared to begin sending unbundled bills to Massachusetts customers by June 1997 and that all customers should be in receipt of unbundled bills by the end of August 1997.

     On February 28, 1997, the DPU approved a settlement agreement involving an unaffiliated electric company, Massachusetts Electric Company (MECO), which is intended to meet the restructuring objectives of the DPU. This proposal calls for full-retail choice by January 1, 1998 or a later date when customers of other Massachusetts electric companies have the opportunity to choose their energy supplier. Under the settlement, MECO's generating affiliate will divest itself of its generation assets and MECO will collect strandable investments through a nonbypassable access charge on customers' bills. The settlement, however, provides that further DPU approval is required before retail access is triggered and acknowledges that the legislature can alter the settlement through subsequent restructuring legislation. Two other Massachusetts electric companies have indicated that they have reach similar agreements in principal with the Attorney General, but have not yet filed such agreement. WMECO currently does not have any plans to divest itself of generation assets in connection with a restructuring plan.



     WMECO FUEL ADJUSTMENT CLAUSE AND GENERATING UNIT OPERATING PERFORMANCE

     In Massachusetts, all fuel costs are collected on a current basis by means of a forecasted quarterly fuel clause. The DPU must hold public hearings before permitting adjustments in WMECO's retail fuel adjustment clause. In addition to energy costs, the fuel adjustment clause includes capacity and transmission charges and credits that result from short-term transactions with other utilities and from certain FERC-approved contracts among the System operating companies.

     Massachusetts law establishes an annual performance program related to fuel procurement and use and requires the DPU to review generating unit performance and related fuel costs. Fuel clause revenues collected in Massachusetts are subject to potential refund, pending the DPU's examination of the actual performance of WMECO's generating units. The DPU has found that possession of a minority ownership interest in a generating plant does not relieve a company of its responsibilities for the prudent operation of that plant. For information regarding WMECO's ownership interests in nuclear generating units, see "Electric Operations--Nuclear Generation."

     On February 28, 1997, the DPU approved a settlement agreement between WMECO and the Massachusetts Attorney General to maintain WMECO's FAC at its August 1996 level through August 1997. The settlement also provides that WMECO will not seek carrying charges on any deferred fuel costs incurred as a result of maintaining the FAC at the agreed-upon level. In accepting the settlement, the DPU deferred any inquiry into WMECO's fuel expenses, including replacement power fuel expenses related to the current Millstone outages. Management believes that WMECO will not seek rate recovery of a substantial portion of such costs.

     DEMAND-SIDE MANAGEMENT

     In 1992, the DPU established a conservation charge (CC) to be included in WMECO's customers' bills. The CC includes incremental DSM program costs above or below base rate recovery levels, lost fixed-cost recovery adjustments and the provision for a DSM incentive mechanism.

     In August and November 1995, the DPU issued decisions limiting WMECO's recovery of lost base revenues in calendar year 1996 to those revenues lost due to implementation of conservation-related costs in the most recent three-year period. The DPU decision reduced 1996 revenues by approximately $5.5 million.

     On January 17, 1996, the DPU approved a two-year settlement proposal that resolves WMECO's DSM-related proceedings before the DPU. The settlement resolves: (i) DSM budget levels for 1996 and 1997 (at $12.4 million and $11.9 million, respectively); (ii) the CC for each rate class for 1996 and 1997; and
(iii) energy savings associated with past DSM activity. The Agreement, modifies, in part, the above-referenced DSM decisions. The Agreement shifted $8 million once included in the CC as lost base revenues into base rates.

     On March 3, the DPU approved WMECO's proposed conservation charges for the period March 1, 1997 - February 28, 1998. These new charges are now being
included on customers' bills.   In addition, the DPU approved WMECO's estimates
of energy savings from its DSM programs.

                                 RESOURCE PLANS
CONSTRUCTION

     The System's construction program in the period 1997 through 2001 is estimated as follows:

                       1997*    1998     1999     2000      2001
                                      (Millions)

CL&P                   $165      $180    $164     $163     $170

PSNH                     35        46      49       37       39

WMECO                    37        42      31       28       31

NAEC                      9         7       6        6        6

OTHER                    34        15      14       16       14


TOTAL                  $280      $290    $264     $250     $260




* The 1997 data include costs of approximately $20 million related to upgrading the System's transmission facilities to meet capacity needs caused by the extended Millstone outages. See, "Electric Operations--Distribution and Load."

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

FUTURE NEEDS

     The System periodically updates its long-range resource needs through its integrated demand and supply planning process. While the System does not foresee the need for any new major generating facilities at least until 2010, it has reactivated some older facilities and leased additional facilities in 1996 to supplement its capacity requirements due to the extended Millstone outages.

     The System's long-term plans rely, in part, on certain DSM programs. These System company sponsored measures, including installations to date, are projected to lower the System summer peak load in 2010 by 703 MW and lower the winter peak load as of January 1, 2011 by 482 MW. See "Rates" for information about rate treatment of DSM costs.

     In addition, System companies have long-term arrangements to purchase the output from certain NUGs under federal and state laws, regulations and orders mandating such purchases. NUGs supplied 660.4 MW of firm capacity in 1996. The System companies do not expect to purchase additional capacity from NUGs for the foreseeable future. See "Rates--New Hampshire Retail Rates--NUGs" for information concerning PSNH's efforts to renegotiate its agreements with wood-burning NUGs and "CL&P Cogeneration Costs" in the notes to NU's financial statements and "Cogeneration Costs" in the notes to CL&P's financial statements for information regarding CL&P's termination of one of its purchased-power agreements.

     The System's need for new resources may be affected by premature retirements of existing generating units, regulatory approval of the continued operation of certain fossil fuel units past scheduled retirement dates, and the possible deactivation of plants resulting from environmental compliance costs, licensing decisions and other regulatory matters. The System's need for new resources also may be substantially affected by restructuring of the electric industry. For more information regarding restructuring, see "Rates".


                               FINANCING PROGRAM

     1996 FINANCINGS

     On April 30, 1996, PSNH extended and increased its $125 million revolving-credit agreement to $225 million. A portion of the facility in the amount of $100 million will expire April 29, 1997 and the remaining $125 million will expire on April 30, 1999. PSNH used the facility in part to finance the repayment at maturity of PSNH's $172.5 million of Series A First Mortgage Bonds on May 16, 1996.

     On May 21, 1996, the Connecticut Development Authority issued $62 million of tax-exempt pollution control revenue bonds. Concurrent with that issuance, the proceeds of the bonds were loaned to CL&P for the reimbursement of a portion of CL&P's share of the previously incurred costs of financing, acquiring, constructing, and installing pollution control, sewage, and solid waste disposal facilities at Millstone 3. The bonds were issued with an initial variable interest rate of 3.7 percent per annum. The bonds will mature on May 1, 2031 and may bear, at CL&P's discretion, a variable or fixed interest rate, which may not exceed 12 percent. The bonds were originally backed by a five-year letter of credit, which was secured by a second mortgage on CL&P's interest in Millstone
1. On January 23, 1997, the letter of credit was replaced with an insurance facility and a standby bond purchase agreement. The second mortgage was replaced with the issuance of $62 million of First and Refunding Mortgage Bonds, 1996 Series B, bearing the same interest rate as the underlying bonds. As of February 28, 1997, the bonds bore an interest rate of 3.3 percent per annum.

     On June 21, 1996, CL&P entered into an operating lease agreement for CL&P to acquire the use of four turbine generators having an installed cost of approximately $70 million. The initial lease term is for a five-year period. The lease agreement provides for five consecutive renewal options under which CL&P may lease the turbines for five additional twelve-month terms. The rental payments are based on a 30 day floating interest rate plus 1 percent. The interest rate averaged 6.42 percent during 1996. Upon termination of the lease agreement, ownership of the turbines will remain with the lessor, unless CL&P exercises its purchase option.

     On June 25, 1996, CL&P issued $160 million of First and Refunding Mortgage Bonds, 1996 Series A. The 1996 Series A Bonds bear interest at an annual rate of 7.875%, and will mature on June 1, 2001. The net proceeds from the issuance and sale of the 1996 Series A Bonds, plus funds from other sources, are intended to be used to repay approximately $193.3 million in principal amount of CL&P's Series UU bonds, due April 1, 1997. Before maturity of the Series UU bonds, CL&P has used a portion of the net proceeds to reduce short-term borrowing requirements.

     On July 11, 1996, CL&P entered into an agreement to sell up to $200 million of fractional undivided percentage interests in eligible accounts receivable with limited recourse. The agreement provides for a loss reserve pursuant to which additional customer receivables are allocated to the purchaser on an interim basis, to protect against bad debt. To the extent actual loss experience of the pool receivables exceeds the loss reserve, the purchaser absorbs the excess. For receivables sold, CL&P has retained collection and servicing responsibilities as agent for the purchaser.

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

     In order to comply with new accounting requirements, effective January 1, 1997, the CL&P receivables agreement and the WMECO receivables agreement are being restructured. The WMECO receivables agreement will terminate if it is not restructured and if certain regulatory approvals are not obtained before April 1, 1997, unless extended by mutual agreement.

     On November 21, 1996, NU, CL&P and WMECO entered into a new three-year revolving credit agreement (the New Credit Agreement) with a group of banks. Under the New Credit Agreement, NU is able to borrow on a revolving basis up to $150 million, CL&P is able to borrow approximately $313 million, and WMECO will be able to borrow up to $150 million, subject to a total borrowing limit of approximately $313 million for all three borrowers. The New Credit Agreement replaces a like amount of borrowing availability under earlier revolving credit agreements (Old Credit Agreements). Approximately $56 million is still available under the Old Credit Agreement. For information regarding amendments to this agreement and issues related to its financial covenants, see "Financing Limitations," below.

     Total System debt, including short-term and capitalized leased obligations, was $4.15 billion as of December 31, 1996, compared with $4.25 billion as of December 31, 1995 and $4.54 billion as of December 31, 1994. For more information regarding System financing, see "Notes to Consolidated Statements of Capitalization" in NU's financial statements and "Short-Term Debt" in the notes to CL&P's, PSNH's, WMECO's and NAEC's financial statements and "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations."

     1997 FINANCING REQUIREMENTS

     The System's aggregate capital requirements for 1997, exclusive of requirements under the Niantic Bay Fuel Trust (NBFT) and a one percent sinking and improvement fund for CL&P and WMECO, are approximately as follows:

                         CL&P    PSNH  WMECO   NAEC  Other   System
                                       (Millions)

   Construction           $165   $ 35   $ 37   $ 9   $ 34    $280
   Nuclear Fuel              5      -      1    15      -      21
   Maturities              204      -     15     -      -     219
   Cash Sinking funds       -      25     -     20     56     101


          Total           $374   $ 60   $ 53   $44    $90    $621


     For further information on NBFT and the System's financing of its nuclear fuel requirements, see "Leases" in the notes to NU's, CL&P's and WMECO's financial statements. For further information on the System's 1997 and five-year financing requirements, see "Notes to Consolidated Statements of Capitalization" in NU's financial statements, "Long-Term Debt" in the notes to CL&P's, PSNH's and WMECO's financial statements and "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations."

     1997 FINANCING PLANS

     The System companies generally propose to finance their 1997 requirements through internally generated funds and short-term borrowings. WMECO also proposes to issue up to approximately $60 million of first mortgage bonds, and CL&P is evaluating the issue and sale of up to $200 million of first mortgage bonds. CL&P and WMECO also propose to sell receivables to finance a portion of their 1997 requirements. For more information regarding the issuance of additional CL&P and WMECO first mortgage bonds as collateral for the New Credit Agreement, see "Financing Limitations," below.

     In April 1995, NU began issuing NU common shares to fund its Dividend Reinvestment Plan (DRP). The total amount financed through the DRP in 1996 was approximately $10.5 million. NU stopped issuing new shares to fund the DRP in March 1996 and has been funding, and expects to continue through 1997 to fund, the DRP by purchasing shares in the open market.

     On October 8, 1996, Moody's Investors Service (Moody's) downgraded the senior securities of NU, CL&P, WMECO and NBFT for the second time in 1996. Standard & Poor's Ratings Group (S&P) downgraded the senior securities of NU, CL&P and NBFT on October 11, 1996. On March 3, 1997, Moody's and S&P further downgraded its ratings on NU, PSNH and NAEC in response to the NHPUC decision described above under "Rates--New Hampshire Retail Rates--Electric Industry Restructuring." S&P's and Moody's have both announced that all System securities are being reviewed for further downgrades.

     On January 28, 1997, the NU Board declared a 25 cent dividend on each outstanding commons share payable on March 31, 1997. In light of the seriousness of the NHPUC's February 28th restructuring orders and the extent of the Millstone outages, management will recommend that the NU Board consider suspending the NU dividend. If a dividend suspension were to occur, that would conserve about $140 million annually of additional funds, compared with the current dividend of 25 cents. For more information regarding restructuring, see "Rates" and regarding restrictions on NU and certain System companies' ability to pay dividends, see "Financing Limitations," below.

     FINANCING LIMITATIONS

     Many of the System companies' charters and borrowing facilities contain financial limitations (as discussed more fully below) that must be satisfied before borrowings can be made and for outstanding borrowings to remain outstanding. To date, CL&P, PSNH, WMECO and NAEC have satisfied all financial covenants required under their respective borrowing facilities, but NU needed and obtained a limited waiver of an interest coverage covenant that had to be satisfied for NU to borrow under the New Credit Agreement.

     NU, CL&P and WMECO are currently maintaining their access to the New Credit Agreement under a written arrangement which expires March 28, 1997, unless extended by mutual consent, under which (i) NU agreed not to borrow more than $27 million against the facility for a period of time, and (ii) NU agreed to enter into an interim written arrangement whereby NU, CL&P and WMECO will seek regulatory approval for certain amendments in order to maintain access to the New Credit Agreement through its maturity date. It is anticipated that these amendments will include (i) CL&P and WMECO providing lenders first mortgage bonds as collateral for specified periods and subject to specified terms for releasing the collateral, (ii) revised financial covenants that are consistent with NU's, CL&P's and WMECO's current financial forecasts and (iii) an upfront payment to the lenders in order to maintain commitments under the New Credit Agreement.

     The amounts of short-term borrowings that may be incurred by NU, CL&P, PSNH, WMECO, HWP and NAEC are subject to periodic approval by the SEC under the 1935 Act. The following table shows the amount of short-term borrowings authorized by the SEC for each company as of January 1, 1997 and the net amounts of outstanding short-term debt and cash investments of those companies at the end of 1996 and as of February 28, 1997:

                        Maximum Authorized     Short-Term Debt Outstanding
                          Short-Term Debt         and (Cash Investments)*
                                                     12/31/96     2/28/97
                                         (Millions)
NU..................            $ 150                 $  33      $ ( 62)
CL&P ...............              375                  (109)       ( 16)
PSNH ...............              225**                ( 18)         12
WMECO...............              150                    47          74
HWP.................                5                  (  9)        ( 9)
NAEC................               50                     3          26

     Total                                            $( 53)      $  25

* These columns includes borrowings of or cash investments by various System companies from NU and other System companies. Total System short-term indebtedness to unaffiliated lenders was $39 million at December 31, 1996 and $93 million at February 28, 1997.

** This limit was approved by the NHPUC and will decrease to $125 million effective May 14, 1997.

     The supplemental indentures under which NU issued $175 million in principal amount of 8.58 percent amortizing notes in December 1991 and $75 million in principal amount of 8.38 percent amortizing notes in March 1992 contain restrictions on dispositions of certain System companies' stock, limitations of liens on NU assets and restrictions on distributions on and acquisitions of NU stock. Under these provisions, neither NU, CL&P, PSNH nor WMECO may dispose of voting stock of CL&P, PSNH or WMECO other than to NU or another System company, except that CL&P may sell voting stock for cash to third persons if so ordered by a regulatory agency so long as the amount sold is not more than 19 percent of CL&P's voting stock after the sale. The restrictions also generally prohibit NU from pledging voting stock of CL&P, PSNH or WMECO or granting liens on its other assets in amounts greater than five percent of the total common equity of NU. As of December 31, 1996, no NU debt was secured by liens on NU assets. Finally, NU may not declare or make distributions on its capital stock, acquire its capital stock (or rights thereto), or permit a System company to do the same, at times when there is an event of default under the supplemental indentures under which the amortizing notes were issued.

     The charters of CL&P and WMECO contain preferred stock provisions restricting the amount of unsecured debt those companies may incur. As of December 31, 1996, CL&P's and WMECO's charters permit CL&P and WMECO to incur an additional $524 million and $78 million, respectively, of unsecured debt.

     In connection with NU's acquisition of PSNH, the DPUC imposed certain financial conditions intended to prevent NU from relying on CL&P resources if the PSNH acquisition strained NU's financial condition. The principal conditions provided for a DPUC review if CL&P's common equity falls to 36 percent or below, require NU to obtain DPUC approval to secure NU financings with CL&P stock or assets and obligate NU to use its best efforts to sell CL&P preferred or common stock to the public if NU cannot meet CL&P's need for equity capital. If, at any time, CL&P projects that its common equity ratio as of the end of the next fiscal quarter will be below 36% or plans to take any action that will result or can reasonably be expected to result in reducing the above ratio below 36% then CL&P is required to notify the DPUC in writing at least 45 days before such action is taken or event is anticipated to occur. The DPUC may conduct a proceeding after its receipt of CL&P's notice. At December 31, 1996, CL&P's common equity ratio was 36.6 percent. CL&P does not expect to meet this condition as of June 30, 1997 and will notify the DPUC in accordance with the foregoing requirement.

     While not directly restricting the amount of short-term debt that CL&P, WMECO, Rocky River Realty (RRR), NNECO and NU may incur, the revolving credit agreements to which CL&P, WMECO, HWP, RRR, NNECO and NU are parties provide that the lenders are not required to make additional loans, and that the maturity of indebtedness can be accelerated, if NU (on a consolidated basis) does not meet a common equity ratio test that requires, in effect, that NU's consolidated common equity (as defined) be at least 30 percent in any quarter. At December 31, 1996, NU's common equity ratio was 34.6 percent.

     Under the New Credit Agreement, NU is prohibited from incurring additional debt unless it is able to demonstrate, on a pro forma basis for the prior quarter and going forward, that its equity ratio (as defined) will be at least 30 percent of total capitalization (as defined) through December 31, 1996, 31 percent through December 31, 1997 and 32 percent thereafter. In addition, NU must demonstrate that its ratio of operating income to interest expense will be at least 1.25 to 1 through December 31, 1996, 1.50 to 1 through June 30, 1997,
2.25 to 1 through December 31, 1997 and 3.25 to 1 thereafter. At December 31, 1996, NU's common equity ratio was 34.4 percent and its operating income to interest expense ratio was 0.87 to 1. As discussed above, NU has received a waiver of these covenants through March 28, 1997. NU is also prohibited from incurring additional debt in excess of CL&P, WMECO, PSNH and NAEC's aggregate dividend paying ability. See below, for information regarding limitations on dividend payments.

     Additionally, under the New Credit Agreement, CL&P and WMECO are prohibited from incurring additional debt unless they are able to demonstrate, on a pro forma basis for the prior quarter and going forward, that their equity ratios will be at least 32 percent of their total capitalizations through December 31, 1996, 33 percent through December 31, 1997 and 34 percent thereafter. At December 31, 1996, CL&P'S and WMECO's common equity ratios were 36.6 percent and
40.6 percent. Beginning in the first quarter of 1997, CL&P must demonstrate that its ratio of operating income to interest expense will be at least 3.00 to 1 through June 30, 1997 and 4.50 to 1 thereafter. WMECO also must demonstrate that its ratio of operating income to interest expense will be at least 1.50 to 1 through June 30, 1997, 2.25 to 1 through December 31, 1997 and 2.50 to 1 thereafter. CL&P and WMECO are not expected to meet the requirements for either of these covenants during 1997 and as discussed more fully above, will seek waivers of these covenants.

     PSNH and NAEC are parties to a variety of financing agreements providing that the credit thereunder can be terminated or accelerated if they do not maintain specified minimum ratios of common equity to capitalization (as defined in each agreement). For PSNH, the minimum common equity ratio in a letter of credit agreement and in a revolving credit agreement is not less than 28.5 percent through June 30, 1997 and 30 percent thereafter. At December 31, 1996, PSNH's common equity ratio was 42.4 percent. For NAEC, the minimum common equity ratio in a term loan agreement is 25 percent; at December 31, 1996, NAEC's common equity ratio was 29.4 percent.

     In addition, PSNH's revolving credit agreement requires that for PSNH to obtain and maintain borrowings thereunder, it must demonstrate that its ratio of operating income to interest expense will be at least 1.75 to 1 at the end of each fiscal quarter for the remaining term of the agreement. The NAEC term loan agreement requires a ratio of adjusted net income to interest expense of 1.35 to 1 through December 31, 1997 and 1.50 to 1 thereafter. For the 12-month periods ended December 31, 1996 the corresponding ratios for PSNH were 3.59 to 1 and
1.75 to 1, respectively.


     In addition, PSNH and NAEC are parties to a variety of financing agreements providing in effect that the credit thereunder can be terminated or accelerated if there are actions taken, either by PSNH or NAEC or by the State of New Hampshire, that deprive PSNH and/or NAEC of the benefits of the Rate Agreement and/or the Seabrook Power Contracts.

     If the February 28, 1997 orders of the NHPUC described above under "Rates-- New Hampshire Retail Rates--Electric Industry Restructuring in New Hampshire" become effective, they would, unless waived by the respective lenders, result in
(i) write-offs that would cause PSNH's common equity to fall below the contractual minimums, (ii) reductions in income that would cause PSNH's income to fall below the contractual minimums, (iii) potential violation of the contractual provisions with respect to actions depriving PSNH and NAEC of the benefits of the Rate Agreement and (iv) the potential for cross defaults to other PSNH and NAEC financing documents. Substantially all of PSNH's and NAEC's debt obligations ($686 million of PSNH debt and $515 million of NAEC debt) would be affected. For these actions to be avoided, management believes that it is essential that the March 10, 1997 temporary restraining order issued by a federal court judge (see the "Rates" section described above) be extended and made applicable to the foregoing issues.

     The indentures securing the outstanding first mortgage bonds of CL&P, PSNH, WMECO and NAEC provide that additional bonds may not be issued, except for certain refunding purposes, unless earnings (as defined in each indenture and before income taxes, and, in the case of PSNH, without deducting the amortization of PSNH's regulatory asset) are at least twice the pro forma annual interest charges on outstanding bonds and certain prior lien obligations and the bonds to be issued. CL&P and WMECO's 1996 earnings do not permit them to meet those earnings coverage tests, but as of March 31, 1997, CL&P and WMECO would be able to issue up to $236 million and $153 million of additional first mortgage bonds, respectively, on the basis of previously issued but refunded bonds, without having to meet the earnings coverage test. After the $193 million of CL&P series UU bonds are retired on April 1, 1997, the amount issuable by CL&P will increase by that amount.

     The preferred stock provisions of CL&P's, PSNH's and WMECO's charters also prohibit the issuance of additional preferred stock (except for refinancing purposes) unless income before interest charges (as defined and after income taxes and depreciation) is at least 1.5 times the pro forma annual interest charges on indebtedness and the annual dividend requirements on preferred stock that will be outstanding after the additional stock is issued. CL&P and WMECO are currently unable to issue additional preferred stock under these provisions.

     SEC rules under the 1935 Act require that dividends on NU's shares be based on the amounts of dividends received from subsidiaries, not on the undistributed retained earnings of subsidiaries. At the current indicated annual dividend of $1.00 per share, NU's aggregate annual dividends on common shares outstanding at December 31, 1996, including unallocated shares held by the Employee Stock Option Plan, would be approximately $136 million.

     The supplemental indentures under which CL&P's and WMECO's first mortgage bonds and the indenture under which PSNH's first mortgage bonds have been issued limit the amount of cash dividends and other distributions these subsidiaries can make to NU out of their retained earnings. As of December 31, 1996, CL&P had $11.3 million, WMECO had $75.5 million and PSNH had $174.6 million of unrestricted retained earnings. CL&P is not expected to be able to declare any dividends under these provision in 1997. The indenture under which NAEC's Series A Bonds have been issued also limits the amount of cash dividends or distributions NAEC can make to NU to retained earnings plus $10 million. At December 31, 1996, approximately $31.6 million was available to be paid under this provision.

     PSNH's revolving credit agreement prohibits it from declaring or paying any cash dividends or distributions on any of its capital stock, except for dividends on the preferred stock, unless minimum interest coverage and common equity ratio tests are satisfied. PSNH's preferred stock provisions also limit the amount of cash dividends and other distributions PSNH can make to NU if after taking the dividend or other distribution into account, PSNH's common stock equity is less than 25 percent of total capitalization. At December 31, 1996, approximately $172.8 million was available to be paid under these provisions. If NAEC could not meet the common equity covenant referred to above, it would also be unable to pay common dividends. At December 31, 1996, $63.7 million was available to be paid under this provision.

     Certain subsidiaries of NU have established a system for pooling System resources (Money Pool) to provide a more effective use of the cash resources of the System and to reduce outside short-term borrowings. NUSCO administers the Money Pool as agent for the participating companies. Short-term borrowing needs of the participating companies (except NU) are first met with available funds of other member companies, including funds borrowed by NU from third parties. NU may lend to, but not borrow from, the Money Pool. Investing and borrowing subsidiaries receive or pay interest based on the average daily Federal Funds rate, except that borrowings based on loans from NU bear interest at NU's cost. Funds may be withdrawn or repaid to the Money Pool at any time without prior notice.

     RRR is the obligor under financing arrangements for office facilities at the System's Berlin (Connecticut) headquarters. Under those financing arrangements, the holders of notes for $38 million would be entitled to request the repurchase of the notes if any major subsidiary (as defined) of NU has debt ratings below investment grade as of any year-end during the term of the financing. The notes are secured by real estate leases between RRR and NUSCO, which provide for the acceleration of rent equal to RRR's note obligations if RRR is unable to pay, and NU has guaranteed the notes. PSNH and NAEC, whose debt ratings were below investment grade at year end, will become major subsidiaries of NU as of the end of 1996, based on the financial statements incorporated in this report. Accordingly, under the terms of the RRR financing arrangements, the holders have 30 days in which to elect to require RRR to repurchase the notes at par. If a noteholder makes such an election, RRR will have the option to refinance the note(s) with an institutional investor (as defined) within approximately 150 days of receipt of the notice of the event. If RRR is unable or unwilling to refinance the note(s) it is required to repurchase the note(s) within approximately 90 days of receipt of the notice. This notice will be given within three days after the filing date of this report. RRR is engaged in discussions with the noteholders about this issue.

                              ELECTRIC OPERATIONS

DISTRIBUTION AND LOAD

     The System companies own and operate a fully integrated electric utility business. The System companies' retail electric service territories cover approximately 11,335 square miles (4,400 in CL&P's service area, 5,445 in PSNH's service area and 1,490 in WMECO's service area) and have an estimated total population of approximately 4 million (2.5 million in Connecticut, 963,000 in New Hampshire and 582,000 in Massachusetts). The companies furnish retail electric franchise service in 149, 198 and 59 cities and towns in Connecticut, New Hampshire and Massachusetts, respectively. In December 1996 CL&P furnished retail electric franchise service to approximately 1.1 million customers in Connecticut, PSNH provided retail electric service to approximately 400,000 customers in New Hampshire and WMECO served approximately 195,000 retail electric franchise customers in Massachusetts. HWP serves 33 retail customers in Holyoke, Massachusetts.


     The following table shows the sources of 1996 electric revenues based on categories of customers:

                                   CL&P    PSNH**  WMECO    NAEC   Total System

Residential................         42%      30%     38%      -          40%
Commercial.................         35       25      32       -          33
Industrial.................         13       16      19       -          16
Wholesale*.................          8       27       7      100%         9
Other......................          2        2       4       -           2

Total......................        100%     100%    100%     100%       100%

* Includes capacity sales.
** Excludes sales related to the New Hampshire Pilot Program.

     NAEC's 1996 electric revenues were derived entirely from sales to PSNH under the Seabrook power contracts. See "Rates--New Hampshire Retail Rates--- Seabrook Power Contracts" for a discussion of the contracts.

     Through December 31, 1996, the all-time peak demand on the System was 6,358 MW, which occurred on August 2, 1995. At the time of the peak, the System's generating capacity, including capacity purchases, was 8035 MW.

     System energy requirements were met in 1996 and 1995 as set forth below:

     Source                                       1996      1995

     Nuclear ....................................  28%      52%
     Oil ........................................  12        4
     Coal .......................................  11       10
     Hydroelectric ..............................   5        3
     Natural gas ................................   3        5
     NUGs .......................................  13       13
     Purchased-power.............................  28       13

                                                  100%     100%

     The actual changes in retail KWh sales for the last two years and the forecasted sales growth estimates for the ten-year period 1996 through 2006, in each case exclusive of wholesale revenues and New Hampshire pilot program sales, for the system, CL&P, PSNH and WMECO are set forth below:

                    1996 over      1995 over           Forecast 1996-2006
                      1995           1994         Compound Rate of Growth

     System.........  1.6%           (.1)%                  1.2%
     CL&P...........  1.8%           (.3)%                  1.1%
     PSNH...........   .4%            .4 %                  1.7%
     WMECO..........  2.7%           (.1)%                  0.4%

     Retail electric sales rose by 1.6 percent in 1996 compared to 1995, primarily due to moderate growth in the residential and commercial classes. Residential sales were up 2.0 percent in 1996 and commercial sales were up 2.3 percent. Industrial sales were essentially flat. Weather has had a minimal effect on 1996 growth rates because the increase in winter heating requirements due to abnormally cold winter weather was offset by the decrease in summer cooling requirements due to a relatively cool summer. Retail sales at CL&P and WMECO increased by 1.8 percent and 2.7 percent, respectively. However, PSNH retail sales increased by only 0.4 percent, partly due to the New Hampshire Pilot Program.

     In spite of further defense and insurance curtailments, moderate growth is forecasted to resume over the next ten years. The forecasted annual growth rate of one percent is significantly below historic rates due to a general slow down of economic growth in the region and, in part, because of forecasted savings from System-sponsored DSM programs that are designed to minimize operating expenses for System customers and reduce their demand for electricity. The forecasted ten-year annual growth rate of System sales would be approximately
1.7 percent if the System did not pursue DSM programs at the forecasted levels. See "Rates" for information about rate treatment of DSM costs.

     The System also acts as both a buyer and a seller of electricity in the highly competitive wholesale electricity market in the Northeastern United States (Northeast). Although revenues from long-term contracts have been declining, as a result of new contracts entered into in recent years, the System's wholesale revenues of $300 million in 1996 were comparable to 1995 and are expected to be constant in 1997. The System's most important wholesale market at this time remains New England. Of the $300 million in total 1996 wholesale revenues, approximately $280 million came from sales to investor-owned, cooperative and municipal utilities in New England.

     With the System's generating capacity of 8034 MW as of January 1, 1997 (including the net of capacity sales to and purchases from other utilities, and approximately 660 MW of capacity purchased from NUGs under existing contracts), the System expects to meet reliably its projected annual peak load growth of 1.6 percent until at least the year 2010 without adding new capacity.

     The System companies operate and dispatch their generation as provided in the NEPOOL Agreement. In 1996, the peak demand on the NEPOOL system was 19,507 MW in August, which was 992 MW below the 1995 peak load of 20,499 MW in July of that year. NEPOOL has projected that there will be an increase in demand in 1997 and estimates that the summer 1997 peak load could reach 21,390 MW.

     Management expects that the System and NEPOOL will have sufficient capacity to meet peak load demands for New England even if Millstone, the Maine Yankee nuclear unit (MY) and the 300 MW Long Island Cable are not operational at any time during the 1997 summer season, so long as the remaining generating units and transmission systems in Connecticut and the New England region have normal operability. If high levels of unplanned outages in New England were to occur, or if any of the System's transmission lines used to import power from other states were unavailable, at times of peak load demand, NU and the other New England utilities may have to resort to operating procedures designed to reduce load. The System spent approximately $60 million in 1996 to reduce the risk of unplanned outages and expects to spend $47 million in 1997. Most of the money budgeted for 1997 will be used to improve the System's network of transmission lines to increase imports into Connecticut and for lease payments for additional capacity.


REGIONAL AND SYSTEM COORDINATION

     The System companies and most other New England utilities are parties to an agreement (NEPOOL Agreement), which coordinates the planning and operation of the region's generation and transmission facilities. System transmission lines form part of the New England transmission system linking System generating plants with one another and with the facilities of other utilities in the Northeast and Canada. The generating facilities of all NEPOOL participants are dispatched as a single system through the New England Power Exchange, a central dispatch facility. The NEPOOL Agreement provides for a determination of the generating capacity responsibilities of participants and certain transmission rights and responsibilities. NEPOOL's objectives are to assure that the bulk power supply of New England and adjoining areas conforms to proper standards of reliability, to attain maximum practical economy in the bulk power supply system consistent with such reliability standards and to provide for equitable sharing of the resulting benefits and costs.

     Pursuant to the NEPOOL Agreement, if a participant is unable to meet its capacity responsibility obligations, the participant is required to pay a penalty. In the event that none of the Millstone units are returned to service by November 1, 1997, the System companies could be required to pay a penalty under the NEPOOL Agreement of approximately $10 million per month. This number would decrease as each unit is returned to service. Management, however, expects to meet its capacity responsibility even if the Millstone units do not return to service as currently scheduled through purchased power contracts with other utilities and/or reactivating System fossil generating units and thus avoid the penalty. The costs of these alternative plans cannot be estimated at this time.

     A restated and revised NEPOOL Agreement, providing for pool-wide open access transmission tariff and a proposal for the creation of an Independent System Operator (ISO), became effective on March 1, 1997. Under these new arrangements: (1) the ISO, a non-profit corporation, whose board of directors and staff will not be controlled by or affiliated with market participants, will ensure the reliability of the NEPOOL transmission system, administer the NEPOOL tariff and oversee the efficient and competitive functioning of the regional power market; (2) The NEPOOL tariff will provide for non-discriminatory open-access to the regional transmission network at one rate regardless of transmitting distance for all transactions; and (3) The new NEPOOL Agreement will establish a broader governance structure for NEPOOL and develop a more open, competitive market structure.

     There are two agreements that determine the manner in which costs and savings are allocated among the System companies. Under an agreement among CL&P, WMECO and HWP (Initial System Companies) pool their electric production costs and the costs of their principal transmission facilities (NUG&T). Pursuant to the merger agreement between NU and PSNH, the Initial System Companies and PSNH entered into a ten-year sharing agreement (Sharing Agreement), expiring in June 2002, that provides, among other things, for the allocation of the capability responsibility savings and energy expense savings resulting from a single-system dispatch through NEPOOL.



TRANSMISSION ACCESS AND FERC REGULATORY CHANGES

     On April 24, 1996, FERC issued its final open access rule (the Rule) to promote competition in the electric industry. The Rule will require, among other things, all public utilities that own, control or operate facilities used for transmitting electric energy in interstate commerce to file an open-access, non-discriminatory transmission tariff and to take transmission service for their own new wholesale sales and purchases under the open-access tariffs. The Rule also requires public utilities to develop and maintain a same-time information system that will give existing and potential transmission users the same access to transmission information that the public utility enjoys, and requires public utilities to separate transmission from generation marketing functions and communications. The Rule also supports full recovery of legitimate, prudent and verifiable wholesale strandable investments. On February 26, 1997, FERC reaffirmed the Rule with a few minor clarifications.

     On July 8, 1996, NU refiled its transmission tariffs to conform with the minimum terms and conditions set forth in the Rule. On December 31, 1996, NU filed amendments to its transmission tariff and several other compliance filings to meet the Rule's year-end requirements, including standards of conduct ensuring that transmission and wholesale generation personnel function independently. As of January 3, 1997, NU operates pursuant to the requirements of the standards of conduct and participates in a NEPOOL-wide Open Access Same-Time Information System, which provides transmission customers with electronic access to information on available capacity, tariffs and other information. On January 22, 1997, NU refiled its transmission tariff to account for certain transmission services that would be provided by NEPOOL under the new NEPOOL Agreement (discussed above), which was filed on December 31, 1996.

     In 1996, the System companies collected approximately $45 million in incremental transmission revenues from other electric utility generators.

FOSSIL FUELS

     In 1996, 12 percent and 11 percent of the System's generation was oil and coal-derived, respectively. The System's residual oil-fired generation stations used approximately 7.8 million barrels of oil in 1996. The System obtained the majority of its oil requirements in 1996 through contracts with several large, independent oil companies. Those contracts allow for some spot purchases when market conditions warrant. Spot purchases represented approximately 15 percent of the System's fuel oil purchases in 1996. The contracts expire annually or biennially. The System currently does not anticipate any difficulties in obtaining necessary fuel oil supplies on economic terms.

     The System has nine generating stations, aggregating approximately 3,280 MW, which can fully or partially burn either residual oil or natural gas/coal, as economics, environmental concerns or other factors dictate. CL&P plans to convert two of the four units at its oil-fired Middletown Station in Connecticut comprising approximately 350 MW of capacity to a dual-fuel generating facility in the spring of 1997. CL&P, PSNH and WMECO have contracts with the local gas distribution companies where the dual-fuel generating units are located, under which natural gas is made available by those companies on an interruptible basis. In addition, gas for CL&P'S Devon and Montville generating stations is being purchased directly from producers and brokers on an interruptible basis and transported through the interstate pipeline system and the local gas distribution company. The System expects that interruptible natural gas will continue to be available for its dual-fuel electric generating units on economic terms and will continue to economically supplement fuel oil requirements.

     The System companies obtain their coal through long-term supply contracts and spot market purchases. The System companies currently have an adequate supply of coal. Because of changes in federal and state air quality requirements, the System may be required to use lower sulfur coal in its plants in the future. See "Other Regulatory and Environmental Matters--Environmental Regulation---ir Quality Requirements."

NUCLEAR GENERATION

     GENERAL

     Certain System companies have ownership interests in four operating nuclear units, Millstone 1, 2 and 3 and Seabrook 1, and equity interests in four regional nuclear companies (the Yankee Companies) that separately own CY, Maine Yankee (MY), Vermont Yankee (VY) and Yankee Rowe. System companies operate the three Millstone units and Seabrook 1. Yankee Rowe was permanently removed from service in 1992, and CY was permanently removed from service on December 4, 1996. The System companies will have responsibility for administering the decommissioning of CY.

     CL&P and WMECO own 100 percent of Millstone 1 and 2 as tenants in common. Their respective ownership interests in each unit are 81 percent and 19 percent.

     CL&P, PSNH and WMECO have agreements with other New England utilities covering their joint ownership as tenants in common of Millstone 3. CL&P's ownership interest in the unit is 52.93 percent, PSNH's ownership interest in the unit is 2.85 percent and WMECO's interest is 12.24 percent. NAEC and CL&P have 35.98 percent and 4.06 percent ownership interests, respectively, in Seabrook. The Millstone 3 and Seabrook joint ownership agreements provide for pro-rata sharing by the owners of each unit of the construction and operating costs, the electrical output and the associated transmission costs. CL&P and WMECO, through NNECO as agent, operate Millstone 3 at cost, and without profit, under a sharing agreement that obligates them to utilize good utility operating practice and requires the joint owners to share the risk of employee negligence and other risks pro rata in accordance with their ownership shares. The sharing agreement provides that CL&P and WMECO would only be liable for damages to the non-NU owners for a deliberate breach of the agreement pursuant to authorized corporate action.

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

     CL&P, PSNH and WMECO are obligated to provide their percentages of any additional equity capital necessary for the Yankee companies, but do not expect to need to contribute additional equity capital in the future. CL&P, PSNH and WMECO believe that the two remaining operating plants, MY and VY, could require additional external financing in the next several years to finance construction expenditures, nuclear fuel and for other purposes. Although the ways in which MYAPC and VYAPC would attempt to finance these expenditures, if they are needed, have not been determined, CL&P, PSNH and WMECO could be asked to provide further direct or indirect financial support for these companies. For information regarding additional capital requirements at MY and related watch list costs, see "Electric Operations--Nuclear Generation--Nuclear Plant Performance and Regulatory Oversight."

     The operators of Millstone 1, 2 and 3, MY, VY and Seabrook 1 hold full power operating licenses from the NRC. As holders of licenses to operate nuclear reactors, CL&P, WMECO, NAESCO, NNECO and the Yankee companies are subject to the jurisdiction of the NRC. The NRC has broad jurisdiction over the design, construction and operation of nuclear generating stations, including matters of public health and safety, financial qualifications, antitrust considerations and environmental impact. The NRC issues 40-year initial operating licenses to nuclear units and NRC regulations permit renewal of licenses for an additional 20-year period.

     The NRC also regularly conducts generic reviews of technical and other issues, a number of which may affect the nuclear plants in which System companies have interests. The cost of complying with any new requirements that may result from these reviews cannot be estimated at this time, but such costs could be substantial. For more information regarding recent actions taken by the NRC with respect to the System's nuclear units, see "Electric Operations--- Nuclear Generation--Nuclear Plant Performance and Regulatory Oversight."

NUCLEAR PLANT PERFORMANCE AND REGULATORY OVERSIGHT

     MILLSTONE UNITS

     Millstone 1, 2 and 3 are located in Waterford, Connecticut and have license expirations of October 6, 2010, July 31, 2015 and November 25, 2025, respectively and are currently out of service. These units are presently on the NRC's watch list as Category 3 plants, the lowest such category. Plants in this category are required to receive formal NRC commissioners' approval to resume operations.

     Millstone 1 began a planned refueling and maintenance outage on November 4, 1995. Millstone 2 was shut down on February 21, 1996 as a result of an engineering evaluation that determined that some valves could be inoperable in certain emergency scenarios. On March 30, 1996, Millstone 3, was shut down by NNECO following an engineering evaluation which determined that four safety-related valves would not be able to perform their design function during certain postulated events.

     Each of these outages has been extended in order to respond to various NRC requests to describe actions taken, including the resolution of specific technical issues and to ensure that future operation of the units will be conducted in accordance with the terms and conditions of their operating licenses, NRC regulations and their Updated Final Safety Analysis Report. The System also must demonstrate that it maintains an effective corrective action program for Millstone, as required by NRC regulations, to identify and resolve conditions that are adverse to safety or quality. For more information regarding nuclear management changes and costs related to the outages, see "Overview of Nuclear Matters and Related Financial Matters."

     Based upon management's current plans, it is estimated that one of the units will be ready for restart in the third quarter of 1997 with the second and third units being ready for restart in the fourth quarter of 1997 and the first quarter of 1998, respectively. Millstone 1 presently has the most aggressive schedule, but there are no assurances it will be the first unit to restart. Prior to and following notification to the NRC that the units are ready to resume operations, management expects that the NRC staff will conduct extensive reviews and inspections, and prior to such notification, independent corrective action verification teams (as discussed more fully below) also will inspect each unit. The System also will need to comply with an NRC order regarding the development of a comprehensive employee concerns program, which will need to be reviewed by an independent third-party (as discussed more fully below). The units will not be allowed to restart without an affirmative vote of the NRC commissioners following completion of these reviews and inspections. Management cannot estimate when the NRC will allow any of the units to restart, but hopes to have at least one unit operating in the second half of 1997. Furthermore, because of the length of the outages, management cannot estimate the time it will take for the units to resume full power after NRC approval to restart.

     On August 14, 1996, the NRC issued an order confirming NNECO's agreement to conduct an Independent Corrective Action Verification Program (ICAVP) prior to the restart of each of the Millstone units. The order requires that an independent, third party team, whose appointment is subject to NRC approval, verify the results of the corrective actions taken to resolve identified design and configuration management issues. NNECO has submitted to the NRC its selection of an ICAVP contractor for each of the units. The NRC is evaluating NNECO's selection.

     In the Fall of 1996, the NRC established a Special Projects Office to oversee inspection and licensing activities at Millstone. The Special Projects Office is responsible for (1) licensing and inspection activities at Millstone;
(2) oversight of the independent corrective action verification program; (3) oversight of NU's corrective actions related to safety issues involving employee concerns; and (4) inspections necessary to implement NRC oversight of the plants' restart activities.

     On December 4 and 5, 1996, the NRC conducted enforcement conferences regarding numerous apparent regulatory violations at Millstone and CY that were discovered during routine and special inspections at the units during 1996. It is likely that these proceedings will result in the issuance of Notices of Violations and the imposition of significant civil penalties for each of the units. For more information regarding the current status of CY, see "Yankee Units-Connecticut Yankee" below.

     In addition to the various technical and design basis issues at Millstone, the NRC continues to focus on the System's response to employee concerns at the units. On October 24, 1996, the NRC issued an order that requires NNECO to devise and implement a comprehensive plan for handling safety concerns raised by Millstone employees and for assuring an environment free from retaliation and discrimination. The NRC also ordered NNECO to contract for an independent third party to oversee this comprehensive plan. The members of the independent third-party organization must not have had any direct previous involvement with activities at Millstone and must be approved by the NRC. Oversight by the third-party group will continue until NNECO demonstrates, by performance, that the conditions leading to this order have been corrected. NNECO has submitted to the NRC its comprehensive employee concerns plan and its selection of the third-party oversight organization, which are currently being reviewed by the NRC.

     On March 7, 1997, the NRC issued a letter to NNECO confirming NNECO's commitment to evaluate and correct problems identified within its licensed operator training programs at Millstone and CY. Management has already taken certain steps to address the NRC's concerns in this area and is committed to making additional significant improvements in its training program. Management is evaluating this situation, but currently does not believe that the NRC's action will have a material impact on its plans for restarting the Millstone units.

     For information regarding replacement power costs and incremental nuclear O&M costs associated with the extended Millstone outages, see "Overview of Nuclear Matters and Related Financial Matters." For information regarding the recoverability of these costs, see "Rates." For information regarding the 1996 nuclear workforce reduction, see "Employees." For information regarding criminal investigations by the NRC's Office of Investigations (OI) and the Office of the
U. S. Attorney for the District of Connecticut related to various matters at Millstone and CY; two citizens petitions related to NU's nuclear operations; and potential joint owner litigation related to the extended outages, see "Item 3. Legal Proceedings."



     SEABROOK

     Seabrook 1, a 1148-MW pressurized-water reactor, has a license expiration date of October 17, 2026. The Seabrook operating license expires 40 years from the date of issuance of authorization to load fuel, which was about three and one-half years before Seabrook's full-power operating license was issued. The System will determine at the appropriate time whether to seek recapture of some or all of this period from the NRC and thus add up to an additional three and one-half years to the operating term for Seabrook. In 1996, Seabrook operated at a capacity factor of 96.5 percent. The unit expects to begin a 49-day planned refueling and maintenance outage on May 10, 1997.

     On October 9, 1996, the NRC issued a request for information concerning all nuclear plants in the United States, except the three Millstone units and CY, which had previously received such requests. Such information will be used to verify that these facilities are being operated and maintained in accordance with NRC regulations and the unit's specific licenses. The NRC has indicated that the information will be used to determine whether future inspection or enforcement activities are warranted for any plant. NAESCO has submitted its response to the NRC's request with respect to Seabrook. Seabrook's operations have not been restricted by the request. The NRC's April 1996 comprehensive review found Seabrook to be a well-operated facility without any major safety issues or weaknesses and noted that it would reduce its future inspections in a number of areas as a result of its findings.

     YANKEE UNITS

          CONNECTICUT YANKEE

     CY, a 582-MW pressurized-water reactor, has a license expiration date of June 29, 2007. On July 22, 1996 CY began an unscheduled outage as a precautionary measure to evaluate the plant's service water system, which provides cooling water to certain critical plant components. On August 8, 1996, after evaluating certain other pending technical and regulatory issues, CY's management decided to delay the restart of the unit and to begin a scheduled September refueling outage. The refueling outage was accelerated in order to allow time to resolve the pending issues.

     On December 4, 1996, the board of directors of CYAPC voted unanimously to retire CY. The decision to shut down CY was based on economic analyses that showed that shutting down the unit prematurely and incurring replacement power costs could produce potential savings to its purchasers compared to the costs of operating it over the remaining period of the unit's operating license. These analyses indicated that this shutdown decision could produce savings in excess of $130 million on a net present value basis. These analyses did not consider the costs of addressing concerns about CY's design and licensing basis raised by the NRC this past summer similar to those raised at Millstone. If these costs had been considered, the economic analyses would have favored shutdown by an even greater margin. CYAPC has undertaken a number of regulatory filings intended to implement the decommissioning. For more information regarding CYAPC revised decommissioning estimate that was submitted to FERC in December 1996, See "Decommissioning" below.

     Based upon FERC regulatory precedent, CYAPC believes it will be allowed to continue to collect from its power purchasers, including CL&P, WMECO and PSNH, CYAPC's decommissioning costs, the owners' unrecovered investments in CYAPC, and other costs associated with the permanent closure of the plant over the remaining period of its NRC operating license. Management in turn expects that CL&P, WMECO and PSNH will continue to be allowed to recover such FERC-approved costs from their customers.

     The preliminary estimate of the sum of future payments for the closing, decommissioning and recovery of the remaining investment in CY is approximately $762.8 million. The System's share of these remaining estimated costs is approximately $374 million.

     As confirmed by the NRC on March 4, 1997, CYAPC has agreed to undertake various steps to resolve deficiencies and weaknesses in the radiation protection program at CY. Management does not believe that this undertaking will have a material adverse effect on the System companies or CYAPC.



     MAINE YANKEE

     MY, a 870-MW pressurized-water reactor, has a license expiration date of October 21, 2008. MY's operating license expires 40 years from the date of issuance of the construction permit, which was about four years before MY's full-power operating license was issued. At the appropriate time, MYAPC will determine whether to seek recapture of this construction period from the NRC and add it to the term of the MY operating license. In 1996, MY operated at a capacity factor of 65.5 percent.

     By order issued on January 3, 1996, the NRC suspended MY's authority to operate at full power and limited MY to operating at 90 percent power pending the NRC's review and approval of a computer code application used at MY. The plant was taken out of service on December 5, 1996 after finding that certain cables did not have the proper separation required by the plant's design and licensing basis to protect them during accident conditions. MYAPC has agreed not to restart the plant until it completes a number of actions required by the NRC and prior to receiving NRC approval.

     On January 29, 1997, the NRC announced that MY had been placed on the NRC's watch list as a Category 2 plant. Plants in this category have been identified as having weaknesses that warrant increased NRC attention until the licensee demonstrates a period of improved performance. The NRC cited a number of deficiencies in the engineering design to support operations at MY, which were identified by an independent safety assessment team during the latter half of 1996. Although MY has developed a plan and initiated steps to correct the problems, including entering into an agreement with Entergy Corporation to acquire outside management expertise in the operation of the facility, the NRC indicated that increased agency attention was still needed.

     The System cannot estimate when MY will return to service and expects that there will be substantial costs associated with the NRC's actions that cannot be accurately estimated at this time.


     VERMONT YANKEE

     VY, a 514-MW boiling water reactor, has a license expiration date of March 21, 2012. In 1996, VY operated at a capacity factor of 81.4 percent. VY had a 57-day planned refueling outage during 1996 that ended on November 1, 1996. The unit expects to begin a 56-day planned refueling and maintenance outage on September 28, 1998.

     YANKEE ROWE

     In 1992, YAEC's owners voted to shut down Yankee Rowe permanently based on an economic evaluation of the cost of a proposed safety review, the reduced demand for electricity in New England, the price of alternative energy sources and uncertainty about certain regulatory requirements. The power contracts between CL&P, PSNH, WMECO, and other owners, and YAEC permit YAEC to recover from each its proportional share of the Yankee Rowe shutdown and decommissioning costs. For more information regarding the decommissioning of Yankee Rowe, see "Decommissioning," below.

     NUCLEAR INSURANCE

     The NRC requires nuclear plant licensees to maintain a minimum of $1.06 billion in nuclear property and decontamination insurance coverage. The NRC requires that proceeds from the policy following an accident that exceed $100 million will first be applied to pay expenses. The insurance carried by the licensees of the Millstone units, Seabrook 1, CY, MY and VY meets the NRC's requirements. YAEC has obtained an exemption for Yankee Rowe from the $1.06 billion requirement and currently carries $25 million of insurance that otherwise meets the requirements of the rule. CYAPC expects to seek a similar exemption for CY in 1997. For more information regarding nuclear insurance, see "Commitments and Contingencies--Nuclear Insurance Contingencies" in the notes to NU's, CL&P's, PSNH's, WMECO's and NAEC's financial statements.

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

     In August 1995, NAESCO filed a complaint in the United States Court of Federal Claims challenging the propriety of the prices charged by the USEC for uranium enrichment services procured for Seabrook Station in 1993. The complaint is an appeal of the final decision rendered by the USEC contracting officer denying NAESCO's claims, which range from $2.5 to $5.8 million, and will likely be considered along with similar complaints that are pending before the court on behalf of 13 other utilities. The NAESCO complaint has been suspended pending the outcome of an appeal in another proceeding involving a similar complaint.

     As a result of the Energy Act, the United States commercial nuclear power industry is required to pay the United States Department of Energy (DOE), through a special assessment for the costs of the decontamination and decommissioning of uranium enrichment plants owned by the United States government, no more than $150 million per annum for 15 years beginning in 1993. Each domestic nuclear utility's payment is based on its pro rata share of all enrichment services received by the United States commercial nuclear power industry from the United States government through October 1992. Each year, the DOE adjusts the annual assessment using the Consumer Price Index. The Energy Act provides that the assessments are to be treated as reasonable and necessary current costs of fuel, which costs shall be fully recoverable in rates in all jurisdictions. The System's total share of the estimated assessment was approximately $62.8 million. Management believes that the DOE assessments against CL&P, WMECO, PSNH and NAEC will be recoverable in future rates. Accordingly, each of these companies has recognized these costs as a regulatory asset, with a corresponding obligation on its balance sheet.

     In June 1995, the United States Court of Federal Claims held that, as applied to YAEC, the Uranium Enrichment Decontamination and Decommissioning Fund is an unlawful add-on to the bargained-for contract price for enriched uranium. As a result, the federal government must refund the approximately $3.0 million that YAEC has paid into the fund since its inception. NU is evaluating the applicability of this decision to the $21 million that the System companies have already paid into the fund, and whether this alters the System companies' obligation to pay such special assessments in the future. The decision as to YAEC has been appealed by the federal government.

     Nuclear fuel costs associated with nuclear plant operations include amounts for disposal of nuclear waste. The System companies include in their nuclear fuel expense spent fuel disposal costs accepted by the DPUC, NHPUC and DPU in rate case or fuel adjustment decisions. Spent fuel disposal costs also are reflected in FERC-approved wholesale charges.

     HIGH-LEVEL RADIOACTIVE WASTE

     The Nuclear Waste Policy Act of 1982 (NWPA) provides that the federal government is responsible for the permanent disposal of spent nuclear reactor fuel and high-level waste. As required by the NWPA, electric utilities generating spent nuclear fuel (SNF) and high-level waste are obligated to pay fees into a fund which would be used to cover the cost of siting, constructing, developing and operating a permanent disposal facility for this waste. The System companies have been paying for such services for fuel burned starting in April 1983 on a quarterly basis since July 1983. The DPUC, NHPUC and DPU permit the fee to be recovered through rates.

     In return for payment of the fees prescribed by the NWPA, the federal government is to take title to and dispose of the utilities' high-level wastes and spent nuclear fuel. The NWPA provides that a disposal facility be operational and for the DOE to accept nuclear waste for permanent disposal in 1998. On March 3, 1997 CYAPCO, NAESCO and NUSCO intervened as parties in a lawsuit brought in the U.S. Court of Appeals for the District of Columbia Circuit by 35 nuclear utilities in late January, seeking additional action based on the DOE's assertion that it expects to be unable to begin acceptance of spent nuclear fuel for disposal by January 31, 1998. Among other requests for relief, the lawsuit requests that utilities be relieved of their contractual obligation with DOE to pay fees into the Nuclear Waste Fund and be authorized to place such fee payments into escrow "unless and until" DOE begins accepting spent fuel for disposal. The DOE's current estimate for an available site is 2010.

     Until the federal government begins accepting nuclear waste for disposal, operating nuclear generating plants will need to retain high-level waste and spent fuel onsite or make some other provisions for their storage. With the addition of new storage racks, storage facilities for Millstone 3 is expected to be adequate for the projected life of the unit. With the implementation of currently planned modifications, the storage facilities for Millstone 1 and 2 are expected to be adequate (maintaining the capacity to accommodate a full-core discharge from the reactor) until 2003 and 2004, respectively. Fuel consolidation, which has been licensed for Millstone 2, could provide adequate storage capability for the projected lives of Millstone 1 and 2. Adequate storage capacity exists to accommodate all of the SNF at CY. In addition, other licensed technologies, such as dry storage casks or on-site transfers, are being considered to accommodate spent fuel storage requirements. With the current installation of new racks in its existing spent fuel pool, Seabrook is expected to have spent fuel storage capacity until at least 2010.

     MYAPC believes it has adequate storage capacity through MY's current licensed operating life. The storage capacity of the spent fuel pool at VY is expected to be reached in 2005 and the available capacity of the pool is expected to be able to accommodate full-core removal until 2001.

     Because the Yankee Rowe plant was permanently shut down in February 1992, YAEC is considering the construction of a temporary facility to store the spent nuclear fuel produced by the Yankee Rowe plant over its operating lifetime until that fuel is removed by the DOE.

     LOW-LEVEL RADIOACTIVE WASTE

     The System currently has contracts to dispose its low-level radioactive waste (LLRW) at two privately operated facilities in Clive, Utah and in Barnwell, South Carolina. Because access to LLRW disposal may be lost at any time, the System has plans that will allow for onsite storage of LLRW for at least five years. Neither Connecticut nor New Hampshire have developed alternatives to out-of-state disposal of LLRW to date. Both Maine and Vermont are in the process of implementing an agreement with Texas to provide access to a LLRW disposal facility that is to be developed in that state. All three states plan to form a LLRW compact that is currently awaiting approval by Congress.

DECOMMISSIONING

     Based upon the System's most recent comprehensive site-specific updates of the decommissioning costs for each of the three Millstone units and for Seabrook, the recommended decommissioning method continues to be immediate and complete dismantlement of those units at their retirement. The table below sets forth the estimated Millstone and Seabrook decommissioning costs for the System companies. The estimates are based on the latest site studies, escalated to December 31, 1996 dollars.

                         CL&P      PSNH      WMECO      NAEC     System
                                           (Millions)
     Millstone 1        $316.0    $  -     $  74.1     $  -     $ 390.1
     Millstone 2         279.0       -        65.5        -       344.5
     Millstone 3         244.9      13.2      56.6        -       314.7
     Seabrook             18.3       -         -        162.1     180.4

      Total             $858.2    $ 13.2    $196.2     $162.1  $1,229.7




     As of December 31, 1996, the System recorded balances (at market) in its external decommissioning trust funds as follows:

                         CL&P     PSNH      WMECO      NAEC    System
                                           (Millions)
     Millstone 1        $141.1     $ -      $ 40.0     $ -     $ 181.1
     Millstone 2          92.5       -        27.0       -       119.5
     Millstone 3          61.2       3.2      16.6       -        81.0
     Seabrook              2.2       -         -         19.7     21.9

      Total             $297.0    $  3.2    $ 83.6     $ 19.7  $ 403.5



     In 1986, the DPUC approved the establishment of separate external trusts for the currently tax-deductible portions of decommissioning expense accruals for Millstone 1 and 2 and for all expense accruals for Millstone 3. The DPUC has authorized CL&P to collect its current decommissioning estimate for the three Millstone units from customers. This estimate includes an approximate 16 percent contingency factor for the decommissioning cost of each unit.

     WMECO has established independent trusts to hold all decommissioning expense collections from customers. The DPU has authorized WMECO to collect its current decommissioning estimate for the three Millstone units.

     New Hampshire enacted a law in 1981 requiring the creation of a state-managed fund to finance decommissioning of any units in that state. NAEC's costs for decommissioning are billed by it to PSNH and recovered by PSNH under the Rate Agreement. Under the Rate Agreement, PSNH is entitled to a base rate increase to recover increased decommissioning costs. In its recent restructuring orders, the NHPUC determined that PSNH would be allowed to recover decommissioning costs through stranded cost charges. See "Rates--New Hampshire Retail Rates" for further information on the Rate Agreement and restructuring.

     The decommissioning cost estimates for the System nuclear units are reviewed and updated regularly to reflect inflation and changes in decommissioning requirements and technology. Changes in requirements or technology, or adoption of a decommissioning method other than immediate dismantlement, could change these estimates. CL&P, PSNH and WMECO attempt to recover sufficient amounts through their allowed rates to cover their expected decommissioning costs. Only the portion of currently estimated total decommissioning costs that has been accepted by regulatory agencies is reflected in rates of the System companies. Based on present estimates, and assuming its nuclear units operate to the end of their respective license periods, the System expects that the decommissioning trust funds will be substantially funded when those expenditures have to be made.

     CYAPC, YAEC, VYNPC and MYAPC are all collecting revenues for decommissioning from their power purchasers. The table below sets forth the System companies' estimated share of decommissioning costs of the Yankee units. The estimates are based on the latest site studies, escalated to December 31, 1996 dollars. For information on the equity ownership of the System companies in each of the Yankee units, see "Electric Operations--Nuclear Generation-- General."


                           CL&P       PSNH       WMECO     System
                                        (Millions)
        VY               $ 34.8      $ 14.6     $  9.1     $ 58.5
        Yankee Rowe*       42.5        12.1       12.1       66.7
        CY*               263.2        38.1       72.5      373.8
        MY                 44.3        18.5       11.1       73.9

              Total      $384.8      $ 83.3     $104.8     $572.9



* As discussed more fully below, the costs shown include all remaining decommissioning costs and other closing costs associated with the early retirement of Yankee Rowe and CY as of December 31, 1996.

     As of December 31, 1996, the System's share of the external decommissioning trust fund balances (at market), which have been recorded on the books of the Yankee Companies, is as follows:

                          CL&P       PSNH       WMECO      System
                                      (Millions)
        VY               $ 15.1     $ 6.4      $ 4.0       $ 25.5
        Yankee Rowe        29.4       8.4        8.4         46.2
        CY                 70.6      10.2       19.4        100.2
        MY                 19.6       8.2        4.9         32.7

              Total      $134.7     $33.2      $36.7       $204.6




     Effective January 1996, YAEC began billing its sponsors, including CL&P, WMECO and PSNH, amounts based on a revised estimate approved by the FERC that assumes decommissioning by the year 2000. This revised estimate was based on continued access to the Barnwell, South Carolina, low-level radioactive waste facility, changes in assumptions about earnings on decommissioning trust investments, and changes in other decommissioning cost assumptions.

     CYAPC accrues decommissioning costs on the basis of immediate dismantlement at retirement. In late December 1996, CYAPC made a filing with FERC to amend the wholesale power contracts between the owners of the facility, and revise decommissioning cost estimates and other cost estimates for the facility. The amendments clarify the owners' entitlement to full recovery of sunk costs and the ongoing costs of maintaining the plant in accordance with NRC rules until decommissioning begins, and ensures that decommissioning will continue to be funded through June 2007, the full license term, despite the unit's earlier shutdown. On February 26, 1997, FERC approved a draft order setting for hearing the prudence of the decision to close CY. FERC will determine the prudence of CYAPC's decision to retire the plant before it finally determines the justness and reasonableness of CY's proposed amended power contract rates.

     For more information regarding nuclear decommissioning, see "Nuclear Decommissioning" in the notes to NU's, CL&P's, PSNH's, WMECO's and NAEC's financial statements.

                              ENERGY-RELATED BUSINESSES

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

     Charter Oak owns, through wholly owned special-purpose subsidiaries, a 10 percent equity interest in a 220-MW natural gas-fired combined-cycle cogeneration QF in Texas, a 56-MW interest in a 1,875-MW natural gas-fired cogeneration facility in the United Kingdom, a 33 percent equity interest in a 114-MW natural gas-fired project in Argentina, a 20-MW wind-power project in Costa Rica and an 83 percent interest in a 168 MW natural gas fired project in Argentina.

     Charter Oak is currently participating in the development of other projects in Latin America and the Pacific Rim. Specifically, Charter Oak is engaged in financing a 200-MW coal fired project in Inner Mongolia in the Peoples Republic of China and in developing a 30-MW wind-power project in New Zealand and a 100-MW natural gas fired project in Argentina. Charter Oak will own 50-MW, 15-MW and 51-MW interests in these respective projects.

     Although Charter Oak has no full-time employees, 15 NUSCO employees are dedicated to Charter Oak activities on a full-time basis. Other NUSCO employees provide services as required. NU's Board of Trustees has authorized investments up to $200 million in Charter Oak through December 31, 1998. NU's total investment in Charter Oak was approximately $87 million as of December 31, 1996.

     ENERGY MANAGEMENT SERVICES


     In 1990, NU organized a subsidiary corporation, HEC, to acquire substantially all of the assets and personnel of a nonaffiliated energy management services company. In general, HEC contracts to reduce its customers' energy costs and/or conserve energy and other resources. HEC also provides DSM consulting services to utilities and others. HEC's energy management and consulting services have primarily been directed to the commercial, industrial and institutional markets and utilities in New England and New York. NU's aggregate equity investment in HEC was approximately $4 million as of December 31, 1996.

     TELECOMMUNICATIONS

     In 1996, NU organized a telecommunications subsidiary, Mode 1. On May 30, 1996, the Federal Communications Commission approved Mode 1's application to become an "exempt telecommunications company." The order will allow NU to participate in a wide range of telecommunications activities both within and outside New England. Mode 1 has filed to obtain a state-wide certificate of public convenience and necessity in Connecticut and expects to make additional state regulatory filings in 1997 for approval to engage in various telecommunications activities. The System companies also may seek approval to transfer certain of their telecommunications facilities and equipment to Mode 1 in 1997.

      Mode 1 has acquired a 9.9 percent interest in FiveCom LLC (FiveCom) for approximately $1.3 million and a 40 percent interest in NECOM LLC (NECOM) for $5.3 million. FiveCom owns the remaining 60 percent interest in NECOM. NECOM is constructing a 310 mile fiber optic communications system placed on the System's transmission facilities. NU's total investment in Mode 1 was approximately $6.8 million as of December 31, 1996. NU expects to invest up to approximately $20 million in Mode 1 in 1997 for telecommunications activities, including the construction and purchase of additional facilities as well as the development of new business opportunities.

     ENERGY PRODUCTS AND SERVICES

     NU also organized another subsidiary, Energy Partners, in 1996. In late 1996, PSNH transferred its interest in PSNH Energy, a competitive supplier in the New Hampshire retail electric competition pilot program, to Energy Partners. See "Rates--New Hampshire Retail Rates--Electric Industry Restructuring in New Hampshire". This subsidiary will be a vehicle for participation in other retail pilot competition programs and open-access retail electric markets in the Northeast and other areas of the country as appropriate. In addition, Energy Partners is in the process of developing energy-related products and services in order to enhance its core electric service and customer relationships. Energy Partners has taken steps to establish strategic alliances with other companies in various energy-related fields including fuel supply and management, power quality, energy efficiency and load management services.


                   OTHER REGULATORY AND ENVIRONMENTAL MATTERS

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

     SURFACE WATER QUALITY REQUIREMENTS

      The federal Clean Water Act (CWA) requires every "point source" discharger of pollutants into navigable waters to obtain a National Pollutant Discharge Elimination System (NPDES) permit from the United States Environmental Protection Agency (EPA) or state environmental agency specifying the allowable quantity and characteristics of its effluent. System facilities have all required NPDES permits in effect. Compliance with NPDES and state water discharge permits has necessitated substantial expenditures and may require further expenditures because of additional requirements that could be imposed in the future. For information regarding ongoing criminal investigations by the Office of the U. S. Attorney for the District of Connecticut related to allegations that there were some violations of certain facilities' NPDES permits, see "Item 3. Legal Proceedings."

      In October 1995, the Connecticut Department of Environmental Protection
(CDEP) issued a consent order to CL&P and the Long Island Lighting Company (LILCO) requiring those companies to address leaks of dielectric fluids from the Long Island cable, which is jointly owned by CL&P and LILCO. This cable enables CL&P to interchange up to 300 MW of capacity with LILCO. In May 1996, the consent order was modified to address issues relating to a leak, which occurred in January, 1996. The modified order requires CL&P and LILCO to study and propose alternatives for the prevention, detection and mitigation of leaks from the cable and to evaluate the ecological effects of leaks on the environment. Alternatives to be studied include cable replacement and alternative dielectric fluids. These studies are ongoing. The System will incur additional costs to meet the requirements of the order and to meet any subsequent CDEP requirements that may result from these studies. These costs, as well as the long-term future and cost-effectiveness of the cable operation subsequent to any additional CDEP requirements, cannot be estimated at this time.

      The United States Attorney's Office in New Haven, Connecticut has commenced an investigation and issued subpoenas to CL&P, NU, NUSCO, CONVEX and LILCO seeking documents relating to operation and maintenance of the cable and the most recent leaks from the cable described above. The government has not revealed the scope of its investigation, so management cannot evaluate the likelihood of a criminal proceeding being initiated at this time. However, management is aware of nothing that would suggest that any System company, officer or employee has engaged in conduct that would warrant a criminal proceeding. For information regarding a lawsuit related to discharges from the cable, see "Item 3. Legal Proceedings."

     Merrimack Station's NPDES permit requires site work to isolate adjacent wetlands from the station's wastewater system. Plans have been approved by the New Hampshire Department of Environmental Services (NHDES). PSNH will submit the permit application to begin construction in early 1997. The Merrimack permit also requires PSNH to perform further biological studies because significant numbers of migratory fish are being restored to lower reaches of the Merrimack River. These studies have been completed and results have been reported to the EPA. The findings from these studies indicate that Merrimack Station's once-through cooling system does not interfere with the establishment of a balanced aquatic community. However, if the agencies determine that interference exists, PSNH could be required to construct a partially enclosed cooling water system for Merrimack Station. The amount of capital expenditures relating to the foregoing cannot be determined at this time. However, if such expenditures were required, they would likely be substantial and/or a reduction of Merrimack Station's net generation capability could result.

     The ultimate cost impact of the CWA and state water quality regulations on the System cannot be estimated because of uncertainties such as the impact of changes to the effluent guidelines or water quality standards. Additional modifications, in some cases extensive and involving substantial cost, may ultimately be required for some or all of the System's generating facilities.

     The Federal Oil Pollution Act of 1990 (OPA 90) sets out the requirements for facility response plans and periodic inspections of spill response equipment at facilities that can cause substantial harm to the environment by discharging oil or hazardous substances into the navigable waters of the United States and onto adjoining shorelines. The System Companies are currently in compliance with the requirements of OPA 90.

     OPA 90 includes limits on the liability that may be imposed on persons deemed responsible for release of oil. The limits do not apply to oil spills caused by negligence or violation of laws or regulations. OPA 90 also does not preempt state laws regarding liability for oil spills. In general, the laws of the states in which the System owns facilities and through which the System transports oil could be interpreted to impose strict liability for the cost of remediating releases of oil and for damages caused by releases. The System currently carries general liability insurance in the total amount of $100 million per occurrence for oil spills.

     AIR QUALITY REQUIREMENTS

     The Clean Air Act Amendments of 1990 (CAAA) impose stringent requirements on emissions of sulfur dioxide (SO2) and nitrogen oxide (NOX) for the purpose of controlling acid rain and ground level ozone. In addition, the CAAA address the control of toxic air pollutants. Installation of continuous emissions monitors
(CEMs) and expanded permitting provisions also are included.

     Existing and future federal and state air quality regulations, including recently proposed standards, could hinder or possibly preclude the construction of new, or the modification of existing, fossil units in the System's service area and could raise the capital and operating cost of existing units. The ultimate cost impact of these requirements on the System cannot be estimated because of uncertainties about how EPA and the states will implement various requirements of the CAAA.

     Nitrogen Oxide. Title I of the CAAA identifies NOX emissions as a precursor of ambient ozone. Connecticut, Massachusetts and New Hampshire, as well as other Northeastern states, currently exceed the ambient air quality standard for ozone. Pursuant to the CAAA, states exceeding the ozone standard must implement plans to address ozone nonattainment. All three states have issued final regulations to implement Phase I reduction requirements and the System has met these requirements. Compliance with Phase I requirements has cost the System a total of approximately $41 million: $10 million for CL&P, $27 million for PSNH, $1 million for WMECO and $3 million for HWP. Compliance has been achieved using a combination of currently available technology, combustion efficiency improvements and emissions trading. Compliance costs for Phase II, effective in 1999, are expected to result in an additional cost of approximately $5 million for CL&P, but are not expected to be material for PSNH, WMECO and HWP.

          Sulfur Dioxide. The CAAA mandates reductions in SO2 emissions to control acid rain. These reductions are to occur in two phases. First, certain high SO2 emitting plants were required to reduce their emissions beginning in 1995. All Phase I units have been allocated SO2 allowances for the period 1995-1999. These allowances are freely tradable. One allowance entitles a source to emit one ton of SO2. No unit may emit more SO2 than the amount for which it has allowances. The only System units subject to the Phase I reduction requirements are PSNH's Merrimack Units 1 and 2. Newington Station in New Hampshire and Mt. Tom Station in Massachusetts are conditional Phase I units, which means that the System can decide to include these plants as Phase I units during any year and obtain allowances for that year. The System included these plants as Phase I units in 1996.


     On January 1, 2000, the start of Phase II, a nationwide cap of 8.9 million tons per year of utility SO2 emissions will be imposed and existing units will be granted allowances to emit SO2. Most of the System companies' allocated allowances will substantially exceed their expected SO2 emissions for 2000 and subsequent years, except for PSNH, which expects to purchase additional SO2 allowances.

     New Hampshire and Massachusetts have each instituted acid rain control laws that limit SO2 emissions. The System is meeting the new SO2 limitations by using natural gas and/or lower sulfur coal in its plants. Under the existing fuel adjustment clauses in Connecticut, New Hampshire and Massachusetts, the System should be able to recover the additional fuel costs of compliance with the CAAA and state laws from its customers. For more information regarding a prudence hearing in New Hampshire on costs associated with PSNH's capital expenditures to comply with Phase I reduction requirements, see "Rates--New Hampshire Retail Rates--FPPAC and Prudence."

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

     EPA, Connecticut, New Hampshire and Massachusetts regulations also include other air quality standards, emission standards and monitoring and testing and reporting requirements that apply to the System's generating stations. They require new or modified fossil fuel-fired electric generating units to operate within stringent emission limits. The System could incur additional costs to meet these requirements, which costs cannot be estimated at this time.

     Air Toxics. Title III of the CAAA directed EPA to study air toxics and mercury emissions from fossil fired steam electric generation units to determine if they should be regulated. EPA exempted these plants from the hazardous air pollutant program pending completion of the studies, expected in 1997 or 1998. Should EPA determine that such generating plants' emissions must be controlled to the same extent as emissions from other sources under Title III, the System could be required to make substantial capital expenditures to upgrade or replace pollution control equipment, but the amount of these expenditures cannot be readily estimated.

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

     In general, the System sends fluids with concentrations of PCBs equal to or higher than 500 ppm to an unaffiliated company to dispose of using approved methods. Electrical capacitors that contain PCB fluid are sent off-site to dispose of through burning in high temperature incinerators approved by EPA.
The System disposes of solid wastes containing PCBs in secure chemical waste landfills.

     Asbestos.   Federal, Connecticut, New Hampshire and Massachusetts asbestos regulations have required the System to expend significant sums in the past on removal of asbestos, including measures to protect the health of workers and the general public and to properly dispose of asbestos wastes. Asbestos removal costs for the System are not expected to be material in 1997.

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

     Hazardous Waste Liability. As many other industrial companies have done in the past, System companies disposed of residues from operations by depositing or burying such materials on-site or disposing of them at off-site landfills or facilities. Typical materials disposed of include coal gasification waste, fuel oils, gasoline and other hazardous materials that might contain PCBs. It has since been determined that deposited or buried wastes, under certain circumstances, could cause groundwater contamination or create other environmental risks. The System has recorded a liability for what it believes is, based upon currently available information, its estimated environmental remediation costs for waste disposal sites for which the System companies expect to bear legal liability, and continues to evaluate the environmental impact of its former disposal practices. Under federal and state law, government agencies and private parties can attempt to impose liability on System companies for such past disposal. As of December 31, 1996, the liability recorded by the System for its estimated environmental remediation costs for known sites needing remediation including those sites described below, exclusive of recoveries from insurance or third parties, was approximately $13 million. These costs could be significantly higher if alternative remedies become necessary.

     Under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, commonly known as Superfund, EPA has the authority to cleanup or order cleanup of hazardous waste sites and to impose the cleanup costs on parties deemed responsible for the hazardous waste activities on the sites. Responsible parties include the current owner of a site, past owners of a site at the time of waste disposal, waste transporters and waste generators. It is EPA's position that all responsible parties are jointly and severally liable, so that any single responsible party can be required to pay the entire costs of cleaning up the site. As a practical matter, however, the costs of cleanup are usually allocated by agreement of the parties, or by the courts on an equitable basis among the parties deemed responsible, and several federal appellate court decisions have rejected EPA's position on strict joint and several liability. Superfund also contains provisions that require System companies to report releases of specified quantities of hazardous materials and require notification of known hazardous waste disposal sites. System companies are in compliance with these reporting and notification requirements.

     The System currently is involved in two Superfund sites in Connecticut, one in Kentucky, one in New Jersey and two in New Hampshire. The level of study of each site and the information about the waste contributed to the site by the System and other parties differs from site to site. Where reliable information is available that permits the System to make a reasonable estimate of the expected total costs of remedial action and/or the System's likely share of remediation costs for a particular site, those cost estimates are provided below. All cost estimates were made in accordance with generally accepted accounting principles where remediation costs were probable and reasonably estimable. Any estimated costs disclosed for cleaning up the sites discussed below were determined without consideration of possible recoveries from third parties, including insurance recoveries. Where the System has not accrued a liability, the costs either were not material or there was insufficient information to accurately assess the System's exposure.

     At two Connecticut sites, the Beacon Heights and Laurel Park landfills, the major parties formed coalitions and joined as defendants a number of other parties including "Northeast Utilities (Connecticut Light and Power)" (NU [CL&P]). Litigation on both sites was consolidated in a single case in the federal district court. In 1993, the coalitions' claims against a number of defendants including NU (CL&P) were dismissed. In 1994, the Beacon Heights Coalition indicated that they would not pursue NU (CL&P) as a defendant. As a result, CL&P does not expect to incur cleanup costs for the Beacon Heights site. Meanwhile, the coalitions appealed the 1993 federal district court dismissal, which was overturned. A petition for rehearing was filed and it is unlikely the district court will take further action until the petition is resolved. In any event, CL&P's liability at the Laurel Park site is expected to be minimal because of the non-hazardous nature and small volume of the materials that were sent there.

     The System had sent a substantial volume of LLRW from Millstone 1, Millstone 2 and CY to the Maxey Flats nuclear waste disposal site in Fleming County, Kentucky. On April 18, 1996, the U.S. District Court for the Eastern District of Kentucky approved a consent decree between EPA and members of the Maxey Flats PRP Steering Committee, including System companies, and several federal government agencies, including DOE and the Department of Defense as well as the Commonwealth of Kentucky. The System has recorded a liability for future remediation costs for this site based on its share of ultimate remediation costs under the tentative agreement. The System's liability at the site has been assessed at slightly over $1 million.

     PSNH has committed in the aggregate approximately $300,000 to its share of the clean up of two municipal landfill Superfund sites in Dover and North Hampton, New Hampshire. Some additional costs may be incurred at these sites, but they are not expected to be significant.

     CL&P, as successor to The Hartford Electric Light Company (HELCO), has been named as one of over 100 defendants in a cost recovery action filed in the federal district court in New Jersey. Plaintiffs have not disclosed the amount of the recovery they are seeking and, due to the nature of HELCO's limited dealings with the plaintiffs, CL&P believes its liability is minimal.

     As discussed below, in addition to the remediation efforts for the above-mentioned Superfund sites, the System has been named as a PRP and is monitoring developments in connection with several state environmental actions.

     In 1987, CDEP published a list of 567 hazardous waste disposal sites in Connecticut. The System owns two sites on this list. The System has spent approximately $2.7 million, as of December 31, 1996, completing investigations and limited remediation at these sites. Both sites were formerly used by CL&P predecessor companies for the manufacture of coal gas (also known as town gas sites) from the late 1800s to the 1950s. This process resulted in the production of coal tar and creosote residues and other byproducts, which, when not sold for other industrial or commercial uses, were frequently deposited on or near the production facilities. Site investigations have been completed at these sites and discussions with state regulators are in progress to address the need and extent of remediation necessary to protect public health and the environment.

     One of the sites is a 25.8-acre site located in the south end of Stamford, Connecticut. Site investigations have located coal tar deposits covering approximately 5.5 acres and having a volume of approximately 45,000 cubic yards. A final risk assessment report for the site was completed in January 1994. The System is currently considering redevelopment of the site in cooperation with the local municipality as part of the State of Connecticut's Urban Sites Program. Several remedial options have been evaluated to remediate the site, if necessary to accommodate redevelopment. The estimated cost of remediation and institutional controls range from $5 to $8 million.

     The second site is a 3.5-acre former coal gasification facility that currently serves as an active substation in Rockville, Connecticut. Site investigations have located creosote and other polyaromatic hydrocarbon contaminants that may require remediation. Several options are being evaluated to remediate the site, if necessary. Meetings with the CDEP and local officials will take place in 1997. CL&P will present a long-term plan for the site.

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

     PSNH contacted NHDES in December 1993 concerning possible coal tar contamination in Laconia, New Hampshire in Lake Opechee and the Winnipesaukee River near an area where PSNH and a second PRP formerly owned and operated a coal gasification plant from the late 1800's to the 1950's. A comprehensive site investigation was completed in December 1996. This study has shown that byproducts from the operation of the former manufactured gas plant are present in groundwater, subsurface soil and in the sediments of the adjacent Winnipesaukee River. Remediation estimates range from $3 to $4 million. Discussions with the NHDES will take place early in 1997 to determine the extent of remediation necessary. An interim cost sharing agreement with a second PRP wherein this PRP contributed 25% to the cost of the site investigations has ended. PSNH will enter into negotiations to reassess future cost allocation.

      A second coal gasification facility formerly owned and operated by a predecessor company to PSNH is located in Keene, New Hampshire. The NHDES has been notified of the presence of coal tar contamination and further site investigations were completed in 1996. The NHDES has requested additional studies to be completed in 1997. PSNH also will inform a second PRP who formerly owned and operated the gas facility of site conditions. Additional New Hampshire sites include several former manufactured gasification facilities, an inactive ash landfill located at Dover Point and a municipal landfill in Peterborough. Historic reviews of these sites are ongoing. Studies are ongoing at the Dover Point site and plans to further determine if metals are migrating from the site to the adjacent Piscataqua River are being developed. These results will be discussed with the NHDES in 1997 to determine the scope of these investigations. PSNH's liability at these sites cannot be estimated at this time.

     In Massachusetts, System companies have been designated by the Massachusetts Department of Environmental Protection (MDEP) as PRPs for twelve sites under MDEP's hazardous waste and spill remediation program. At two sites, the System may incur remediation costs that may be material to HWP depending on the remediation requirements. At one site, HWP has been identified by MDEP as one of three PRPs in a coal tar site in Holyoke, Massachusetts. HWP owned and operated the Holyoke Gas Works from 1859 to 1902. The site is located on the east side of Holyoke, adjacent to the Connecticut River and immediately downstream of HWP's Hadley Falls Station. MDEP has designated both the land and river deposit areas as priority waste disposal sites. Due to the presence of tar patches in the vicinity of the spawning habitat of the shortnose sturgeon--- an endangered species--the National Oceanographic and Atmospheric Administration
(NOAA) and National Marine Fisheries Service have taken an active role in overseeing site activities. Both MDEP and NOAA have notified the PRPs of the need to remove tar deposits from the river. During 1996, HWP conducted a pilot project to assess the feasibility and costs of tar removal. Results of this project are currently being evaluated. To date, HWP has spent approximately $1 million for river studies and construction costs related to the site. The total estimated costs for remediation of tar patches in the river range from $2 to $3 million. Discussions of the results of the pilot study will be presented to the MADEP in early 1997.

     The second site is a former manufactured gas plant facility in Easthampton, Massachusetts. WMECO predecessor companies owned and operated the Easthampton Gas Works from 1864 to 1924. Previous investigations have identified coal tar deposits on the land portion of the site. During fall, 1996, WMECO conducted additional investigative work in an adjacent pond. The results of this work are currently being analyzed. A report will be submitted to the MDEP in 1997 which will better define the extent of coal tar deposits in the pond. To date, WMECO has spent approximately $200,000 dollars for investigative work. The total estimated remediation costs for the site are estimated to range from $1 to $4.6 million.

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

ELECTRIC AND MAGNETIC FIELDS

     In recent years, published reports have discussed the possibility of adverse health effects from electric and magnetic fields (EMF) associated with electric transmission and distribution facilities and appliances and wiring in buildings and homes. Most researchers, as well as numerous scientific review panels considering all significant EMF epidemiological and laboratory research to date, agree that current information remains inconclusive, inconsistent and insufficient for risk assessment of EMF exposures. Most recently, a review issued in October 1996 by the U.S. National Academy of Sciences concluded "that the current body of evidence does not show that exposure to these fields presents a human-health hazard." Based on this information management does not believe that a causal relationship between EMF exposure and adverse health effects has been established or that significant capital expenditures are appropriate to minimize unsubstantiated risks. NU is closely monitoring research and government policy developments.

     The System supports further research into the subject and is voluntarily participating in the funding of the ongoing National EMF Research and Public Information Dissemination Program. If further investigation were to demonstrate that the present electricity delivery system is contributing to increased risk of cancer or other health problems, the industry could be faced with the difficult problem of delivering reliable electric service in a cost-effective manner while managing EMF exposures. In addition, if the courts were to conclude that individuals have been harmed and that utilities are liable for damages, the potential monetary exposure for all utilities, including the System companies, could be enormous. Without definitive scientific evidence of a causal relationship between EMF and health effects, and without reliable information about the kinds of changes in utilities' transmission and distribution systems that might be needed to address the problem, if one is found, no estimates of the cost impacts of remedial actions and liability awards are available.

     The Connecticut Interagency EMF Task Force (Task Force) last provided a report to the state legislature in January 1995. The Task Force advocated a policy of "voluntary exposure control," which involves providing people with information to enable them to make individual decisions about EMF exposure. Neither the Task Force, nor any Connecticut state agency, has recommended changes to the existing electrical supply system. The Task Force is required to provide another report to the legislature by 1998. The Connecticut Siting Council (Siting Council) previously adopted a set of EMF "Best Management Practices," which are now considered in the justification, siting and design of new or modified transmission lines and substations. In 1996, the Siting Council concluded a generic proceeding in which it conducted a comparative life-cycle cost analysis of overhead and underground transmission lines, pursuant to a law that was adopted in 1994 in part due to public EMF concerns. This proceeding is expected to be referenced in future comparisons of overhead and underground alternatives to proposed transmission line projects.

     EMF has become increasingly important as a factor in facility siting decisions in many states, and local EMF concerns occasionally make the news when utilities propose new or changed facilities. In prior years, various bills involving EMF were introduced in the Massachusetts and Connecticut legislatures with no action taken. No such bills were introduced in either state in 1996.

     CL&P has been the focus of media reports since 1990 charging that EMF associated with a substation and related distribution lines in Guilford, Connecticut are linked with various cancers and other illnesses in several nearby residents. See "Item 3. Legal Proceedings", for information about two suits brought by plaintiffs who now or formerly lived near that substation.

FERC HYDRO PROJECT LICENSING

     Federal Power Act licenses may be issued for hydroelectric projects for terms of 30 to 50 years as determined by FERC. Upon the expiration of a license, any hydroelectric project so licensed is subject to reissuance by FERC to the existing licensee or to others upon payment to the licensee of the lesser of fair value or the net investment in the project plus severance damages less certain amounts earned by the licensee in excess of a reasonable rate of return.

     The System companies hold FERC licenses for 19 hydroelectric projects aggregating approximately 1,375 MW of capacity, located in Connecticut, Massachusetts and New Hampshire. Four of the System licenses expired on December 31, 1993 (WMECO's Gardners Falls project and PSNH's Ayers Island, Smith and Gorham projects). On August 1, 1994, FERC issued new 30-year licenses to PSNH for the continued operation of the Smith and Gorham projects. Rehearing requests on these new licenses were filed with FERC by several intervenors and were subsequently denied in 1996. On April 29, 1996, FERC issued a new 40 year license to PSNH for continued operation or the Ayers Island Project. FERC has issued an annual license allowing the Gardners Falls project to continue operations pending completion of the relicensing process. The Final Environmental Impact Statement for the Gardners Falls Project indicated that minimum flow requirements, downstream fish passage facilities and recreational enhancements are needed at the project and were recommended as conditions of a new license.

     The license for HWP's Holyoke Project expires in late 1999. The relicensing process for this project began in 1994. In November 1995, the Holyoke Gas and Electric Department initiated the process of applying to FERC for the license on the Holyoke Project in competition with HWP. Absent significant differences in the competing license applications, the Federal Power Act gives a preference to an existing licensee for the new license. License applications must be filed with FERC by August 1997.

     CL&P's FERC licenses for operation of the Falls Village and Housatonic Hydro Projects expire in 2001. The relicensing process was initiated in August of 1996 with the issuance of a Notice of Intent (NOI) to the FERC indicating the intention of CL&P to relicense both projects. An Initial Consultation Document
(ICD) was issued to consulting agencies in September 1996 and two public meetings were held in early November 1996 to discuss relicensing issues. CL&P is awaiting the submittal of resource agency comments.

     FERC has issued a notice indicating that it has authority to order project licensees to decommission projects that are no longer economic to operate. FERC has not required any such project decommissioning to date. The potential costs of decommissioning a project, however, could be substantial. It is likely that this FERC decision will be appealed if, and when, they attempt to exercise this authority.

                                  EMPLOYEES

     As of December 31, 1996, the System companies had 8,842 full and part-time employees on their payrolls, of which 2,194 were employed by CL&P, 1,279 by PSNH, 497 by WMECO, 92 by HWP, 1,274 by NNECO, 2,692 by NUSCO and 814 by NAESCO. NU, NAEC, Charter Oak, Mode 1 and Energy Partners have no employees.
     In 1995 and early 1996, the System implemented a program to reduce the nuclear organization's total workforce by approximately 220 employees, which included both early retirements and involuntary terminations. The pretax cost of the program was approximately $8.7 million. For information regarding the criminal investigations by the NRC's Office of Investigations and the Office of the U. S. Attorney for the District of Connecticut related to this workforce reduction, see "Item 3. Legal Proceedings."

     In December 1996, the System announced a voluntary separation program affecting approximately 1100 employees. Eligible employees must decide whether to elect the program by March 11, 1997, and the separations will be effected between April 1, 1997 and March 1, 1998. The estimated cost of the program is approximately $7 million.

     Approximately 2200 employees of CL&P, PSNH, WMECO, NAESCO and HWP are covered by 11 union agreements, which expire between October 1, 1997 and May 31, 1999.

ITEM 2.   Properties

     The physical properties of the System are owned or leased by subsidiaries of NU. CL&P's principal plants and other properties are located either on land which is owned in fee or on land, as to which CL&P owns perpetual occupancy rights adequate to exclude all parties except possibly state and federal governments, which has been reclaimed and filled pursuant to permits issued by the United States Army Corps of Engineers. The principal properties of PSNH are held by it in fee. In addition, PSNH leases space in an office building under a 30-year lease expiring in 2002. WMECO's principal plants and a major portion of its other properties are owned in fee, although one hydroelectric plant is leased. NAEC owns a 35.98 percent interest in Seabrook 1 and approximately 560 acres of exclusion area land located around the unit. In addition, CL&P, PSNH, and WMECO have certain substation equipment, data processing equipment, nuclear fuel, gas turbines, nuclear control room simulators, vehicles, and office space that are leased. With few exceptions, the System companies' lines are located on or under streets or highways, or on properties either owned or leased, or in which the company has appropriate rights, easements, or permits from the owners.

     CL&P's properties are subject to the lien of its first mortgage indenture. PSNH's properties are subject to the lien of its first mortgage indenture. In addition, any PSNH outstanding revolving credit agreement borrowings are secured by a second lien, junior to the lien of the first mortgage indenture, on PSNH's property located in New Hampshire. WMECO's properties are subject to the lien of its first mortgage indenture. NAEC's First Mortgage Bonds are secured by a lien on the Seabrook 1 interest described above, and all rights of NAEC under the Seabrook Power Contracts. In addition, CL&P's and WMECO's interests in Millstone 1 are subject to second liens for the benefit of lenders under agreements related to pollution control revenue bonds. Various of these properties are also subject to minor encumbrances which do not substantially impair the usefulness of the properties to the owning company.

     The System companies' and NAEC's properties are well maintained and are in good operating condition.

Transmission and Distribution System

     At December 31, 1996, the System companies owned 103 transmission and 416 distribution substations that had an aggregate transformer capacity of 25,200,069 kilovoltamperes (kVa) and 9,127,367 kVa, respectively; 3,057 circuit miles of overhead transmission lines ranging from 69 kilovolt (kV) to 345 kV, and 192 cable miles of underground transmission lines ranging from 69 kV to 138 kV; 32,649 pole miles of overhead and 1,958 conduit bank miles of underground distribution lines; and 398,452 line transformers in service with an aggregate capacity of 16,472,221 kVa.


Electric Generating Plants

     As of December 31, 1996, the electric generating plants of the System companies and NAEC, and the System companies' entitlements in the generating plants of the two operating Yankee regional nuclear generating companies were as follows (See "Item 1. Business - Electric Operations, Nuclear Generation" for information on ownership and operating results for the year.):

                                                                       Claimed
                                                          Year       Capability*
Owner    Plant Name (Location)            Type          Installed    (kilowatts)


CL&P     Millstone (Waterford, CT)
           Unit 1                        Nuclear           1970        524,637
           Unit 2                        Nuclear           1975        708,345
           Unit 3                        Nuclear           1986        606,453
         Seabrook (Seabrook, NH)         Nuclear           1990         47,175
         ME Yankee (Wiscasset, ME)       Nuclear           1972         94,832
         VT Yankee (Vernon, VT)          Nuclear           1972         45,353
         Total Nuclear-Steam Plants      (6 units)                   2,026,795
         Total Fossil-Steam Plants       (10 units)      1954-73     1,877,370
         Total Hydro-Conventional        (25 units)      1903-55        98,970
         Total Hydro-Pumped Storage      (7 units)       1928-73       905,150
         Total Internal Combustion       (20 units)      1966-96       567,940

         Total CL&P Generating Plant     (68 units)                  5,476,225



PSNH     Millstone (Waterford, CT)
            Unit 3                       Nuclear           1986         32,624
         ME Yankee (Wiscasset, ME)       Nuclear           1972         39,514
         VT Yankee (Vernon, VT)          Nuclear           1972         19,068
         Total Nuclear-Steam Plants      (3 units)                      91,206
         Total Fossil-Steam Plants       (7 units)       1952-78     1,004,088
         Total Hydro-Conventional        (20 units)      1917-83        69,060
         Total Internal Combustion       (5 units)       1968-70       108,450

         Total PSNH Generating Plant     (35 units)                  1,272,804




WMECO    Millstone (Waterford, CT)
            Unit 1                       Nuclear           1970        123,063
            Unit 2                       Nuclear           1975        166,155
            Unit 3                       Nuclear           1986        140,216
         ME Yankee (Wiscasset, ME)       Nuclear           1972         23,708
         VT Yankee (Vernon, VT)          Nuclear           1972         11,948
         Total Nuclear-Steam Plants      (5 units)                     465,090
         Total Fossil-Steam Plants       (1 unit)          1957        107,000
         Total Hydro-Conventional        (27 units)      1904-34       110,910**
         Total Hydro-Pumped Storage      (4 units)       1972-73       205,200
         Total Internal Combustion       (3 units)       1968-69        60,500

         Total WMECO Generating Plant    (40 units)                    948,700



NAEC     Seabrook (Seabrook, NH)         Nuclear          1990         418,111



HWP      Mt. Tom (Holyoke, MA)           Fossil-Steam     1960         147,000
         Total Hydro-Conventional        (15 units)     1905-83         43,560
         Total HWP Generating Plant      (16 units)                    190,560



NU       Millstone (Waterford, CT)
 System       Unit 1                      Nuclear         1970         647,700
              Unit 2                      Nuclear         1975         874,500
              Unit 3                      Nuclear         1986         779,239
         Seabrook (Seabrook, NH)          Nuclear         1990         465,286
         ME Yankee (Wiscasset, ME)        Nuclear         1972         158,054
         VT Yankee (Vernon, CT)           Nuclear         1972          76,369
         Total Nuclear-Steam Plants       (6 units)                  3,001,202
         Total Fossil-Steam Plants        (19 units)    1952-78      3,135,458
         Total Hydro-Conventional         (87 units)    1903-83        322,500
         Total Hydro-Pumped Storage       (7 units)     1928-73      1,110,350
         Total Internal Combustion        (28 units)    1966-96        736,890

         Total NU System Generating Plant
           Including Regional Yankees     (147 units)                8,306,400
           Excluding Regional Yankees     (145 units)                8,071,977




 *Claimed capability represents winter ratings as of December 31, 1996.

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

ITEM 3 - LEGAL PROCEEDINGS

1.   Litigation Relating to Electric and Magnetic Fields

     NU and CL&P are currently involved in two lawsuits alleging physical and emotional damages from exposure to "electromagnetic radiation" generated by the defendants. Management believes that the allegations that EMF caused or contributed to the plaintiffs' illnesses are not supported by scientific evidence. One of these cases has been resolved in NU and CL&P's favor at the trial level, but it has been appealed and is now pending at the Connecticut Supreme Court.

2. Southeastern Connecticut Regional Resources Recovery Authority (SCRRRA) - Application of the Municipal Rate

     This matter involves three separate disputes over the rates that apply to CL&P's purchases of the generation of the SCRRRA project in Preston, Connecticut. A favorable ruling on all of these matters could result in savings to CL&P customers of approximately $20 million over the terms of the agreement with the SCRRRA. FERC has ruled in CL&P's favor in one of these matters, but this decision has been appealed to the United States D. C. Circuit Court of Appeals. A final ruling in this decision in favor of CL&P would also resolve the second dispute. A Connecticut Superior Court, however, has ruled in favor of the SCRRRA in the final dispute. CL&P has appealed this decision to the Connecticut Appellate Court.

3. Connecticut DPUC - CL&P's Petition for Declaratory Ruling Regarding Proposed Retail Sales of Electricity by Texas-Ohio Power, Inc. (TOP)

     On August 3, 1995, CL&P filed a petition for declaratory rulings with the DPUC to determine whether TOP, which built a small cogeneration plant in Manchester, Connecticut, can sell electricity from the facility to two CL&P retail customers in Manchester. On December 6, 1995, the DPUC ruled that, because TOP's project would not use the public streets, it did not require specific legislative authorization to make retail sales of electricity. In February 1997 the Hartford Superior Court upheld the DPUC's decision. CL&P plans to appeal the decision to the Connecticut Appellate Court.

4. New Hampshire Office of Consumer Advocate and the Campaign for Ratepayers Rights Case
      Two petitions are currently pending at the New Hampshire Supreme Court, alleging that all of PSNH's special contracts are void and constitute a breach of the Rate Agreement by PSNH, thereby estopping PSNH from claiming benefits under the Rate Agreement. The case has been briefed and oral argument is not expected before the summer of 1997. While NU believes these petitions should be denied, it cannot predict the outcome of this proceeding or its ultimate effect on the System.

5.   Tax Litigation

     In 1991, the Town of Haddam performed a town-wide revaluation of the CY property in that town. Based on the report of the engineering firm hired by the town to perform the revaluation, Haddam determined that the full fair-market value of the property, as of October 1, 1991, was $840 million. At that time, CY's net-book value was $245 million. On September 5, 1996, a Connecticut court ruled that Haddam had over-assessed CY at three and a half times its proper assessment. The decision set the plant's fair market value at $235 million. CY estimates that the town owes it approximately $16.2 million in refunds, including accrued interest, for taxes that were overpaid from July 31, 1992 through July 31, 1996. The Town may defer an appeal of the court's decision until all matters, including the deferred claim on the 1995 tax assessment, are resolved. The parties are currently involved in settlement discussions.

6.   Long Island Cable - Citizen's Suit

      On April 4, 1996, a citizen's suit against Long Island Lighting Company (LILCO), a non-affiliate of NU, CL&P (collectively, the "Companies") and NUSCO was filed in Federal District Court in Connecticut. The suit alleges the Companies are in violation of the Federal Clean Water Act because they are maintaining an unpermitted discharge of pollutants from the Long Island Cable and claims the pollutants are an imminent danger to the environment and public health. The suit asks the Court, among other things, to enjoin further operation of the Long Island Cable without a permit and to impose a civil penalty of $25,000 for each violation.

7.  Shareholder Litigation

     Shareholder Demand Letter: On April 10, 1996, NU received a letter from a representative of a shareholder demanding that it commence legal action against NU's CEO, Bernard M. Fox, and certain unnamed officers and directors with regard to operations at Millstone Station. On April 23, 1996, the NU Board created a special committee to, among other responsibilities, conduct an independent review and investigation of the allegations contained in the letter and make recommendations as to how the NU Board should respond to the letter. This investigation is ongoing.

      Derivative Actions: NU has been served with seven civil complaints naming as defendants certain current and former trustees and officers seeking to recover unspecified damages for alleged losses purportedly arising out of NU's operations at Millstone.

      Shareholder Securities Class Actions: NU has been served with four class actions based on various Federal and state securities laws and common law theories alleging misrepresentations and omissions in public disclosures related to the System's nuclear situation. These complaints represent classes of plaintiffs who purchased or otherwise acquired NU common stock during periods ranging from November 1993 to April 1996. NU believes that all of these class actions are without merit and intends to vigorously defend in all such actions.

8.   Connecticut Municipal Electric Energy Cooperative (CMEEC) Dispute

      This matter involves a dispute with CMEEC over its obligations under its Millstone Units 1 & 2 contract with CL&P, under which CMEEC has a 3.49 percent life-of-unit interest in each of the units. CMEEC and CL&P have been negotiating since May 1996 over issues related to Millstone Units 1 & 2. Since October 1996, CMEEC has failed to make payment on its obligations of approximately $1.6 million per month, claiming that CL&P materially breached its contractual obligations, and requesting arbitration of the issues. CL&P has denied the allegations and requested payment.

9.    Millstone 3 - Potential Joint Owner Litigation

      This matter involves claims that the non-NU owners of Millstone 3 could potentially bring against the NU System companies for the costs associated with the current extended outage of this facility.

      The non-NU owners of Millstone 3 have been paying their monthly shares of the cost of that unit since it went out of service in March 1996, but have reserved their rights to contest whether the NU System companies have any responsibility for the additional costs the non-NU owners have borne as a result of the extended outage. No formal claims have been made, but it is possible that some or all of the non-NU owners will assert liability on the part of the NU System companies. CL&P and WMECO, through NNECO as agent, operate Millstone 3 at cost, and without profit, under a Sharing Agreement that obligates them to utilize good utility operating practices and requires the joint owners to share the risk of employee negligence and other risks pro-rata in accordance with their ownership shares. The Sharing Agreement also provides that CL&P and WMECO would only be liable for damages to the non-NU owners for a deliberate breach of the agreement pursuant to authorized corporate action. The non-NU owners have retained a team of technical and regulatory experts to review and monitor activities at Millstone 3. As representatives of Millstone 3 joint owners, NU is cooperating fully with the team.

10.  NRC - Section 2.206 Petitions

     Spent Fuel Pool Off-Load Practices 2.206 Petition: In August 1995, a petition was filed with the NRC under Section 2.206 of the NRC's regulations by the organization We the People and a NUSCO employee. The petitioners maintained that NU's historic practice of off-loading the full reactor core at Millstone 1 resulted in spent fuel pool heat loads in excess of the pool's NRC-approved cooling capability, and asserted that the practice was a knowing and willful violation of NRC requirements. The petitioners also filed a supplemental petition concerning refueling practices at Millstone 2 and 3 and Seabrook Station.

      On December 26, 1996, the Acting Director of the Office of Nuclear Reactor Regulation issued a partial decision granting, in part, the petition. The decision, which is limited to the NRC staff's technical review of the issues raised by petitioners, concluded that the design of the spent fuel pool and related system at Millstone 1 was adequate,and that the full core offload practices at that unit, Millstone 3 and Seabrook were safe. The petitioners' assertions regarding Millstone 2 were not substantiated. The Director further concluded that the regulatory actions taken by the NRC to date regarding the three Millstone units, including the imposition of an Independent Corrective Action Verification Program prior to restart, were broader than the actions requested by petitioners and thus constituted a partial grant of petitioners' request. Issues of wrongdoing raised in the petition remain under consideration by the NRC staff, and will not be addressed until after the U.S. Attorney has concluded its investigation of the spent fuel pool issues and decided whether to commence criminal proceedings. See paragraph 11 below.

     Other 2.206 Petitions: Two additional petitions under Section 2.206 have been filed with the NRC requesting various actions be taken with respect to the operating licenses for Millstone Units 1, 2 and 3 and CY, including revocation and suspension, and other enforcement action due to alleged mismanagement of the units and violations of NRC regulations that petitioners allege have jeopardized public health and safety. While management believes that the NRC is already addressing a number of issues raised in these petitions, it cannot predict the ultimate outcome of these petitions.

11. NRC Office of Investigations and U.S. Attorney Investigations and Related Matters

     The NRC's Office of Investigations (OI) has been examining various matters at Millstone and CY, including but not limited to procedural and technical compliance matters and employee concerns. One of these matters has been referred, and others may be referred, to the Office of the U.S. Attorney for the District of Connecticut (U.S. Attorney) for possible criminal prosecution. The referred matter concerns full core off-load procedures and related matters at Millstone (see item 10 above). The U.S. Attorney is also reviewing possible criminal violations arising out of certain of NNECO's other activities at Millstone and CY, including the 1996 nuclear workforce reduction and its licensed operator training programs.

     The U.S. Attorney, together with the U.S. EPA and the Connecticut Attorney General, is also investigating possible criminal violations of federal environmental laws at certain NU facilities, including Millstone. NU has been informed by the government that it is a target of the investigation, but that no one in senior management is either a target or a subject of the investigation.

     Management does not believe that any System company or officer has engaged in conduct that would warrant a federal criminal prosecution. NU intends to fully cooperate with the OI and the U.S. Attorney in their ongoing investigations.


12.  Other Legal Proceedings

     The following sections of Item 1. "Business" discuss additional legal proceedings: See "Overview of Nuclear Matters and Related Financial Matters" for information regarding NRC watch list issues; "Rates" for information about CL&P's rate and fuel clause adjustment clause proceedings, various state restructuring proceedings and civil lawsuits related thereto and NHPUC proceedings involving Freedom Energy Company and PSNH's franchise rights; "Electric Operations--Transmission Access and FERC Regulatory Changes" for information about proceedings relating to power and transmission issues; "Electric Operations--Nuclear Generation" and "Electric Operations-Nuclear Plant Performance and Regulatory Oversight" for information related to nuclear plant performance, nuclear fuel enrichment pricing, high-level and low-level radioactive waste disposal, decommissioning matters and NRC regulation; "Other Regulatory and Environmental Matters" for information about proceedings involving surface water and air quality, toxic substances and hazardous waste, electric and magnetic fields, licensing of hydroelectric projects, and other matters.




 Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


          No Event that would be described in response to this item occurred with respect to NU, WMECO, PSNH, or NAEC.

          In a written Consent in Lieu of a Meeting of Common Shareholders of CL&P ("Consent") dated December 18, 1996, shareholders voted to amend CL&P's Restated Certificate of Incorporation to include the following language regarding the indemnification of directors, officers, employees, and agents:

          RESOLVED, that Section IX of the Part Two of Article IV of the Restated Certificate of Incorporation of the Company is hereby amended to read as follows:

                                   SECTION IX
        IMMUNITY AND INDEMNIFICATION OF DIRECTORS, OFFICERS, AND AGENTS

          No director, officer or agent of the Company shall be held personally responsible for any action in good faith through subsequently adjudged to be in violation of these Sections.

          Effective January 1, 1997, the Company shall indemnify and advance expenses to an individual made a party to a proceeding because he/she is or was a Director of the Company under Section 33-771 of the Connecticut General Statutes, Revision of 1958, as amended. The Company shall also indemnify and advance expenses under Sections 33-770 to 33-778, inclusive, of the Connecticut General Statutes, to any officer, employee or agent of the company who is not a director to the same extent as provided to a director.

          The vote to amend the Restated Certificate of Incorporation was 12,222,930 shares in favor, representing 100 percent of the issued and outstanding shares of common stock of CL&P.

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

      Year            Quarter          High          Low


      1996            First          $25 1/4        19
                      Second          20 1/4        11 7/8
                      Third           13 3/8        11 1/2
                      Fourth          13 1/2         9 1/2

      1995            First          $24 1/4        21
                      Second          23 7/8        21 3/8
                      Third           24 1/2        22
                      Fourth          25 3/8        23 1/2


      As of January 31, 1997, there were 114,818 common shareholders of record of NU. As of the same date, there were a total of 135,051,939 common shares issued, including 7,540,802 million unallocated ESOP shares held in the ESOP trust.

      NU declared and paid quarterly dividends of $0.44 per share during all of 1995 and for the first two quarters of 1996. On July 23, 1996, the Board of Trustees reduced dividends to $0.25 per share for the third quarter. The fourth quarter dividend was also declared and paid at the $0.25 per share level. On January 28, 1997, the Board of Trustees declared a dividend of $0.25 per share, payable on March 31, 1997 to holders of record on March 1, 1996. The declaration of future dividends may vary depending on capital requirements and income as well as financial and other conditions existing at the time.

      Information with respect to dividend restrictions for NU and its subsidiaries is contained in Item 1. Business under the caption "Financing Program - Financing Limitations" and in Note (b) to the "Consolidated Statements of Common Shareholders' Equity" on page 25 of NU's 1996 Annual Report to Shareholders, which information is incorporated herein by reference.

      CL&P, PSNH, WMECO, and NAEC. The information required by this item is not applicable because the common stock of CL&P, PSNH, WMECO, and NAEC is held solely by NU.


Item 6.   Selected Financial Data

      NU. Reference is made to information under the heading "Selected Consolidated Financial Data" contained on page 45 of NU's 1996 Annual Report to Shareholders, which information is incorporated herein by reference.

      CL&P. Reference is made to information under the heading "Selected Financial Data" contained on page 50 of CL&P's 1996 Annual Report, which information is incorporated herein by reference.

      PSNH. Reference is made to information under the heading "Selected Financial Data" contained on pages 49 and 50 of PSNH's 1996 Annual Report, which information is incorporated herein by reference.

      WMECO. Reference is made to information under the heading "Selected Financial Data" contained on page 45 of WMECO's 1996 Annual Report, which information is incorporated herein by reference.

      NAEC. Reference is made to information under the heading "Selected Financial Data" contained on page 32 of NAEC's 1996 Annual Report, which information is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     NU. Reference is made to information under the heading "Management's Discussion and Analysis" contained on pages 11 through 19 in NU's 1996 Annual Report to Shareholders, which information is incorporated herein by reference.

     CL&P. Reference is made to information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 38 through 49 in CL&P's 1996 Annual Report, which information is incorporated herein by reference.

     PSNH.  Reference is made to information under the heading
"Management's Discussion and Analysis of Financial Condition and
Results of Operations" contained on pages 39 through 48 in PSNH's 1996 Annual Report, which information is incorporated herein by reference.

     WMECO. Reference is made to information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 34 through 44 in WMECO's 1996 Annual Report, which information is incorporated herein by reference.

     NAEC. Reference is made to information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 25 through 31 in NAEC's 1996 Annual Report, which information is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data

      NU. Reference is made to information under the headings "Company Report," "Report of Independent Public Accountants," "Consolidated Statements of Income," "Consolidated Statements of Cash Flows," "Consolidated Statements of Income Taxes," "Consolidated Balance Sheets," "Consolidated Statements of Capitalization," "Consolidated Statements of Common Shareholders' Equity," "Notes to Consolidated Financial Statements," and "Consolidated Statements of Quarterly Financial Data" contained on pages 20 through 44 in NU's 1996 Annual Report to Shareholders, which information is incorporated herein by reference.

      CL&P. Reference is made to information under the headings "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Cash Flows," "Consolidated Statements of Common Stockholder's Equity," "Notes to Consolidated Financial Statements," "Report of Independent Public Accountants," and "Statements of Quarterly Financial Data" contained on pages 2 through 37 and page 50 in CL&P's 1996 Annual Report, which information is incorporated herein by reference.

      PSNH. Reference is made to information under the headings "Balance Sheets," "Statements of Income," "Statements of Cash Flows," "Statements of Common Equity," "Notes to Financial Statements," "Report of Independent Public Accountants," "Independent Auditors' Report," and "Statements of Quarterly Financial Data" contained on pages 2 through 38 and page 51 in PSNH's 1996 Annual Report, which information is incorporated herein by reference.

     WMECO. Reference is made to information under the headings "Balance Sheets," "Statements of Income," "Statements of Cash Flows," "Statements of Common Stockholder's Equity," "Notes to Financial Statements," "Report of Independent Public Accountants," and "Statements of Quarterly Financial Data" contained on pages 2 through 33 and page 45 in WMECO's 1996 Annual Report, which information is incorporated herein by reference.

     NAEC. Reference is made to information under the headings "Balance Sheet," "Statement of Income," "Statement of Cash Flows," "Statement of Common Stockholder's Equity," "Notes to Financial Statements," "Report of Independent Public Accountants," and "Statement of Quarterly Financial Data" contained on pages 2 through 24 and page 32 in NAEC's 1996 Annual Report which information is incorporated herein by reference.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     No event that would be described in response to this item has occurred with respect to NU, CL&P, PSNH, WMECO, or NAEC.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

NU.
     In addition to the information provided below concerning the executive officers of NU, incorporated herein by reference is the information contained in the sections "Proxy Statement", "Committee Composition and Responsibility", "Common Stock Ownership of Certain Beneficial Owners", "Common Stock Ownership of Management", "Compensation of Trustees", "Summary Compensation Table", "Section 16 Compliance", "Pension Benefits", and "Report on Executive Compensation" of the definitive proxy statement for solicitation of proxies by NU's Board of Trustees, dated April 30, 1997, which will be filed with the Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 (the
Act).

                                            First             First
                         Positions         Elected           Elected
         Name              Held           an Officer        a Trustee


John H. Forsgren         EVP, CFO         02/01/96              -
Bernard M. Fox           CHB, P, CEO, T   05/01/83          05/20/86
William T. Frain, Jr.    OTH                  -                 -
Cheryl W. Grise          OTH              06/01/91              -
Barry Ilberman           OTH              02/01/89              -
Bruce D. Kenyon          P                09/03/96              -
Francis L. Kinney        OTH              04/24/74              -
Hugh C. MacKenzie        P                07/01/88              -
John J. Roman            VP, CONT         04/01/92              -
Robert P. Wax            SVP, SEC, GC     08/01/92              -


CL&P.
                                            First             First
                         Positions         Elected           Elected
         Name              Held           an Officer        a Director


Robert G. Abair          D                    -             01/01/89
John H. Forsgren         EVP, CFO, D      02/01/96          06/10/96
Bernard M. Fox           CH, D            05/15/81          05/01/83
William T. Frain, Jr.    D                    -             02/01/94
Cheryl W. Grise          SVP, CAO, D      06/01/91          01/01/94
Barry Ilberman           VP               02/01/89              -
John B. Keane            VP, TR, D        08/01/92          08/01/92
Bruce D. Kenyon          P, D             09/03/96          09/03/96
Francis L. Kinney        SVP              04/24/74              -
Hugh C. MacKenzie        P, D             07/01/88          06/06/90
John J. Roman            VP, CONT         04/01/92              -
Robert P. Wax            SVP, SEC, GC     08/01/92              -



PSNH.

                                            First             First
                         Positions         Elected           Elected
         Name              Held           an Officer        a Director


John C. Collins          D                    -             10/19/92
John H. Forsgren         EVP, CFO, D      02/01/96          08/05/96
Bernard M. Fox           CH, CEO, D       06/05/92          06/05/92
William T. Frain, Jr.    P, COO, D        03/18/71          02/01/94
Cheryl W. Grise          D                                  02/06/95
Barry Ilberman           VP               07/01/94              -
Bruce D. Kenyon          P                09/03/96              -
Gerald Letendre          D                    -             10/19/92
Hugh C. MacKenzie        D                    -             02/01/94
Jane E. Newman           D                    -             10/19/92
John J. Roman            VP, CONT         04/01/92               -
Robert P. Wax            SVP,SEC,GC       08/01/92          02/01/93


WMECO.
                                            First             First
                         Positions         Elected           Elected
         Name              Held           an Officer        a Director


Robert G. Abair          VP, CAO, D       09/06/88          01/01/89
John H. Forsgren         EVP, CFO, D      02/01/96          06/10/96
Bernard M. Fox           C, D             05/15/81          05/01/83
William T. Frain, Jr.    D                    -             02/01/94
Cheryl W. Grise          SVP, D           06/01/91          01/01/94
Barry Ilberman           VP               02/01/89              -
John B. Keane            VP, TR, D        08/01/92          08/01/92
Bruce D. Kenyon          P, D             09/03/96          09/03/96
Francis L. Kinney        SVP              04/24/74              -
Hugh C. MacKenzie        P, D             07/01/88          06/06/90
John J. Roman            VP, CONT         04/01/92              -
Robert P. Wax            SVP, SEC, AC, GC 08/01/92              -


NAEC.
                                            First             First
                         Positions         Elected           Elected
         Name              Held           an Officer        a Director


Ted C. Feigenbaum        EVP, CNO, D      10/21/91          10/16/91
John H. Forsgren         EVP, CFO         02/01/96              -
Bernard M. Fox           C, CEO, D        10/21/91          10/16/91
William T. Frain, Jr.    D                     -            02/01/94
Cheryl W. Grise          SVP, CAO, D      10/21/91          01/01/94
Barry Ilberman           VP               01/29/92              -
Francis L. Kinney        SVP              10/21/91              -
John B. Keane            VP, TR, D        08/01/92          08/01/92
Bruce D. Kenyon          P, D             09/03/96          09/03/96
Hugh C. MacKenzie        D                     -            01/01/94
John J. Roman            VP, CONT         04/01/92              -
Robert P. Wax            SVP, SEC, GC     08/01/92              -





Key:
AC   -  Assistant Clerk
CAO   -  Chief Administrative Officer     EVP   -  Executive Vice President
CEO   -  Chief Executive Officer          GC    -  General Counsel
CFO   -  Chief Financial Officer          OTH   -  Executive Officer of NU
                                                   system
CH    -  Chairman                         P     -  President
CHB   -  Chairman of the Board            SEC   -  Secretary
CNO   -  Chief Nuclear Officer            SVP   -  Senior Vice President
COO   -  Chief Operating Officer          T     -  Trustee
CONT  -  Controller                       TR    -  Treasurer
D     -  Director                         VP    -  Vice President


          Name               Age  Business Experience During Past 5 Years


Robert G. Abair (1)           58  Elected Vice President and Chief
                                  Administrative Officer of WMECO in 1988.


John C. Collins (2)           52  Executive Vice President, Lahey Clinic,
                                  since 1995.  Previously Chief Executive
                                  Officer, The Hitchcock Clinic, Dartmouth -
                                  Hitchcock Medical Center from 1977 to 1995.

Ted C. Feigenbaum (3)         46  Elected Executive Vice President and Chief
                                  Nuclear Officer of NAEC February, 1996;
                                  previously Senior Vice President of NAEC since 1991; Senior Vice President and Chief
                                  Nuclear Officer of PSNH June, 1992 to August,
                                  1992; President and Chief Executive Officer -
                                  New Hampshire Yankee Division of PSNH October,
                                  1990 to June, 1992 and Chief Nuclear
                                  Production Officer of PSNH January, 1990 to June, 1992.

John H. Forsgren (4)          50  Elected Executive Vice President and Chief
                                  Financial Officer of NU, CL&P, PSNH, WMECO and NAEC February, 1996; previously Managing
                                  Director of Chase Manhattan Bank since 1995;
                                  and Senior Vice President-Chief Financial
                                  Officer of Euro Disney, The Walt Disney
                                  Company.

Bernard M. Fox (5)            54  Elected Chairman of the Board, President
                                  and Chief Executive Officer of NU, Chairman of CL&P, PSNH, WMECO and NAEC, and Chief
                                  Executive Officer of PSNH and NAEC in 1995;
                                  previously Vice Chairman of CL&P and WMECO, and Vice Chairman and Chief Executive Officer of NAEC since 1994; Chief Executive Officer of NU, CL&P, PSNH, WMECO and NAEC in 1993;
                                  President and Chief Operating Officer of NU,
                                  CL&P and WMECO in 1990 and NAEC since 1991;
                                  Vice Chairman of PSNH since 1992.

William T. Frain, Jr.(6)      55  Elected President and Chief Operating Officer
                                  of PSNH in 1994; previously Senior Vice
                                  President of PSNH since 1992.

Cheryl W. Grise               44  Elected Senior Vice President and Chief
                                  Administrative Officer of CL&P, PSNH and
                                  NAEC, and Senior Vice President of WMECO in 1995; previously Senior Vice resident-Human Resources and Administrative
                                  Services of CL&P,WMECO and NAEC since 1994;
                                  Vice President-Human Resources of NAEC since
                                  1992.

Barry Ilberman (7)            47  Elected Vice President-Corporate and
                                  Environmental Affairs of CL&P, PSNH, WMECO and
                                  NAEC, in 1994; previously Vice President-
                                  Corporate Planning of CL&P, WMECO since 1992.

John B. Keane (8)             50  Elected Vice President and Treasurer of NU,
                                  CL&P, PSNH, WMECO and NAEC in 1993;
                                  previously Vice President, Secretary and
                                  General Counsel-Corporate of NU, CL&P and
                                  WMECO since 1992; Vice President, Assistant
                                  Secretary and General Counsel-Corporate of
                                  PSNH and NAEC, Vice President, Secretary and
                                  General Counsel-Corporate of NU and CL&P, and Vice President, Secretary,Assistant
                                  Clerk and General Counsel-Corporate of
                                  WMECO since 1992.

Bruce D. Kenyon (9)           54  President and Chief Executive Officer of NAEC
                                  and President-Nuclear Group of CL&P,PSNH and WMECO since 1996; previously President and Chief Operating Officer of South Carolina
                                  Electric and Gas Company from 1990.

Francis L. Kinney (10)        64  Elected Senior Vice President-Governmental
                                  Affairs of CL&P, WMECO and NAEC in 1994;
                                  previously Vice President-Public Affairs of
                                  NAEC since 1992.

Gerald Letendre               56  President, Diamond Casting & Machine Co.,
                                  Inc. since 1972.

Hugh C. MacKenzie (11)        54  Elected President-Retail Business Group of
                                  NU February, 1996 and President of CL&P and
                                  WMECO in 1994; previously Senior Vice
                                  President-Customer Service Operations of
                                  CL&P and WMECO since 1990.

Jane E. Newman (12)           51  Executive Vice President and Director, Exeter
                                  Trust Company since 1995.  Previously
                                  President, Coastal Broadcasting Corporation since 1992.

John J. Roman                 43  Elected Vice President and Controller of NU,
                                  CL&P, PSNH, WMECO and NAEC in 1995;
                                  previously Assistant Controller of CL&P,
                                  PSNH, WMECO and NAEC since 1992.

Robert P. Wax                 48  Elected Senior Vice President, Secretary and
                                  General Counsel of NU, CL&P, PSNH, NAEC and
                                  WMECO in 1997.  Previously elected Vice
                                  President, Secretary and General Counsel of
                                  PSNH and NAEC in 1994; elected Vice
                                  President, Secretary and General Counsel of
                                  NU and CL&P and Vice President, Secretary,
                                  Assistant Clerk and General Counsel of WMECO in 1993; previously Vice President, Assistant
                                  Secretary and General Counsel of PSNH and
                                  NAEC since 1993; previously Vice President and General Counsel-Regulatory of NU, CL&P,
                                  PSNH, WMECO and NAEC since 1992.


(1)   Member-Advisory Committee, Bank of Boston Springfield/Pioneer Valley.
(2)   Director of Fleet Bank - New Hampshire and Hamden Assurance Company
      Limited.
(3) Director of Connecticut Yankee Atomic Power Company and Maine Yankee Atomic Power Company.
(4)   Director of Connecticut Yankee Atomic Power Company.
(5) Director of The Institute of Living, the Institute of Nuclear Power Operations, the Connecticut Business and Industry Association, Fleet Financial Group, Inc., CIGNA Corporation, Connecticut Yankee Atomic Power Company, Edison Electric Institute, Hartford Hospital, The Dexter Corporation, a Trustee of Mount Holyoke College and The Hartford Courant Foundation and a Fellow and Founder of the American Leadership Forum.
(6) Director of the Business and Industry Association of New Hampshire, the Greater Manchester Chamber of Commerce; Trustee of Optima Health, Inc. and Saint Anselm College.
(7)   Director of Connecticut Yankee Atomic Power Company.
(8) Director of Maine Yankee Atomic Power Company, Vermont Yankee Nuclear Power Corporation, Yankee Atomic Electric Company and Connecticut Yankee Atomic Power Company, Member - Advisory Committee, Fleet Bank Connecticut.
(9) Trustee of Columbia College and Director of Connecticut Yankee Atomic Power Company.
(10)  Director of Mid-Conn Bank.
(11)  Director of Connecticut Yankee Atomic Power Company.
(12) Director of Exeter Trust Company, Perini Corporation, NYNEX Telecommunications and Consumers Water Company.



     There are no family relationships between any director or executive officer and any other director or executive officer of NU, CL&P, PSNH, WMECO or NAEC.


ITEM 11.  EXECUTIVE COMPENSATION

NU.

     Incorporated herein by reference is the information contained in the sections "Summary Compensation Table", "Pension Benefits", and "Report on Executive Compensation" of the definitive proxy statement for solicitation of proxies by NU, dated April 30, 1997, which will be filed with the Commission pursuant to Rule 14a-6 under the Act.







                           SUMMARY COMPENSATION TABLE
                           CL&P, PSNH, WMECO and NAEC


The following table presents the cash and non-cash compensation received by the CEO and the next four highest paid executive officers of the System, and by two retired executive officers who would have been among the five highest paid executive officers but for their retirement, in accordance with rules of the Securities and Exchange Commission (SEC):


                                    Annual Compensation                    Long Term Compensation
                                                                           Awards
                                                                                              Payouts
                                                                                    Options/  Long
                                                                        Re-         Stock     Term       All
                                                            Other       stricted    Appreci-  Incentive  Other
                                                            Annual      Stock       ation     Program    Compen-
         Name and                   Salary                  Compensa-   Awards      Rights    Payouts    sation ($)
Principal Position          Year    ($)         Bonus($)    tion ($)    ($)         (#)       ($)        (Note 1)
Bernard  M. Fox             1996    551,300     None        None        None        None      65,420     7,500
(Note 2)                    1995    551,300     246,168     None        None        None      130,165    7,350
                            1994    544,459     308,896     None        None        None      115,771    4,500

Bruce D. Kenyon             1996    144,231     400,000     None        499,762     None      None       None
(Note 2)                                                                (Note 3)
                            1995    None        None        None        None        None      None       None
                            1994    None        None        None        None        None      None       None

John H. Forsgren            1996    305,577     None        62,390      80,380      None      None       None
(Note 2)                                                    (Note 4)    (Note 4)
                            1995    None        None        None        None        None      None       None
                            1994    None        None        None        None        None      None       None

Hugh C. MacKenzie           1996    264,904     None        None        None        None      19,834     7,500
(Note 2)                    1995    247,665     128,841     None        None        None      46,789     7,350
                            1994    245,832     113,416     None        None        None      40,449     4,500


Ted C. Feigenbaum           1996    248,858     (Note 5)    None        None        None      14,770     7,222
(Note 2)                    1995    185,300     126,002     None        None        None      None       5,553
                            1994    183,331      47,739     None        None        None      None       4,500

Robert E. Busch             1996    300,385     None        None        None        None      26,747     2,637,500
Formerly President-                                                                                      (Note 6)
Energy Resources Group      1995    350,000     147,708     None        None        None      63,100     7,350
of NU, CL&P, WMECO and      1994    346,122     173,366     None        None        None      44,073     4,500
PSNH and formerly
President of NAEC (Note 6)





Notes:

      1. "All Other Compensation" consists of employer matching contributions under the Northeast Utilities Service Company 401(k) Plan, generally available to all eligible employees. It also includes, in the case of Mr. Busch, certain payments made to him pursuant to the terms of his separation agreement with Northeast Utilities Service Company (see Note 6).

      2.  See "Item 10. Directors and Executive Officers of the
          Registrants" for information on the directorships and officer positions held by each active individual named in the summary compensation table with each of the registrants.

      3. The restricted stock will vest when Millstone Station is removed from the Nuclear Regulatory Commission's "watch list", provided that this occurs within three years of Mr. Kenyon's commencement of employment and the SRLP and INPO ratings of Seabrook Station have not materially changed from their 1996 levels. Dividends accruing on these shares are reinvested in additional shares subject to the same restrictions. At the end of 1996, Mr. Kenyon owned 39,585 restricted shares with a market value of $519,555, plus a $9,896 dividend that was reinvested into an additional 740 restricted shares on January 2, 1997.

      4. The "other annual compensation" consists of tax payments on a restricted stock award. The restricted stock will vest on January 1, 1999. Dividends accruing on these shares are reinvested in additional shares subject to the same restrictions. At the end of 1996, Mr. Forsgren owned 5,305 restricted shares with a market value of $69,621, plus a $1,326 dividend that was reinvested into an additional 99 restricted shares on January 2, 1997.

      5. Awards under the 1996 short term incentive program of the Northeast Utilities Executive Incentive Plan have not yet been made. Based on preliminary estimates of corporate performance, no short term awards will be made.

      6. Mr. Busch left the Company during 1996. Pursuant to his separation agreement with Northeast Utilities Service Company, Mr. Busch received cash payments of $880,000 during 1996 and $220,000 during 1997, a supplemental retirement benefit with a present value of $1,400,000, continued medical coverage for himself and his family with a present value of $100,000 and career planning with a value of $30,000. See Employment Contracts and Termination of Employment Arrangements, below.


                        REPORT ON EXECUTIVE COMPENSATION


[Note: The Committee on Organization, Compensation and Board Affairs of the Board of Trustees of Northeast Utilities is the administrator of executive compensation for the executives of the registrants with authority to establish and interpret the terms of the registrants' executive salary and incentive programs and to make payment of awards.]

      The Committee on Organization, Compensation and Board Affairs of the Board of Trustees is the administrator of executive compensation for the executives of the Northeast Utilities system (the Company) with authority to establish and interpret the terms of the Company's executive salary and incentive programs and to make payment of awards.

      Compensation Strategy: The Company's executive compensation goals for 1996 were to provide a competitive compensation package to enable the Company to attract and retain key executives and to align executive interests with those of Northeast Utilities' shareholders and with Company performance. The 1996 compensation of the Company's executives was comprised primarily of base salary, annual incentive awards and long-term incentive awards.

      To achieve the compensation goal of providing a competitive package, the Committee draws upon information from a variety of sources, including compensation consultants, utility and general industry surveys, and other publicly-available information, including proxy statements. In 1996, the Company's comparison groups for purposes of executive compensation continued to consist of a consultant's database of over 600 industrial and more than 50 electric and gas utilities, as well as a smaller group of ten electric utilities whose operating characteristics were substantially similar to those of the Company in terms of generation mix, revenues and customer size. Seven of the ten companies are included in the Standard & Poor's (S&P) Electric Companies Index, which is the Index used in the share performance chart shown in Northeast Utilities' proxy statement.

      Base Salary: The target level for the base salary of each executive reflects the median base salary level for that position within the market comparison groups. The Committee periodically adjusts the level of base salary to reflect considerations such as changes in responsibility, market sensitivity, individual performance and internal equity. Any portion of base salary in excess of the salary range upper limit (the going rate) is paid in a lump sum, and is not counted as base salary in determining future salary increases. The Committee sets base salary ranges for most Company officers and sets the annual base salary for each such officer except for the Chief Executive Officer (CEO), whose base salary is set by the Board of Trustees following a recommendation by the Committee. During 1996, the Committee approved a 2.75 percent increase in the 1996 base salary range structure over 1995. Because 1996 base salary levels were generally within targeted pay levels of the comparison group, only certain officers received 1996 base salary adjustments.

      Incentive Pay: Incentive awards for the executive officers are made in accordance with the Company's Executive Incentive Plan (the Plan). Under the Plan during 1996, the Committee established a one-year short-term program and a three-year long-term program with target awards (expressed as a percentage of going rate) commensurate with incentive awards for the position within the comparison groups.

      The programs calculate payouts based on actual Company performance against target goals with respect to two equally-weighted corporate measures. Each measure has a threshold performance limit (under which no amount is awarded) and an upper limit (which will yield the maximum payout of twice the target amount). The corporate performance measures for the 1996 short-term incentive program were 1996 earnings per share and Company operations and maintenance budget. The corporate performance measures for the 1996-1998 long-term incentive program were total shareholder return and cost of service (COS) over the three-year period. The total shareholder return goal will be met at target if the total return on a Northeast Utilities common share for the performance period equals the return on the S&P Electric Companies Index for the same period. The COS goal will be met at target if the Company's average COS changes by the same percentage as the COS average of an 18 utility company comparison group. Awards under the 1996 short-term program, if any, will be made in cash in the Spring of 1997 and, under the 1996-1998 long-term program, awards will be made in Northeast Utilities common shares in the Spring of 1999.

      For 1996, target awards for participants in the short-term program ranged from 25 percent to 35 percent, and for participants in the long-term program
from 15 percent to 45 percent, of the going rate for their positions.   Awards
under the short-term program can vary from those determined solely by corporate performance depending on individual achievement of a set of assigned goals established for the performance year. These assigned goals vary as appropriate from officer to officer and include employee safety; service reliability; nuclear operations; economic development; operating, maintenance and capital expenditure levels; environmental initiatives; and generating unit capacity and availability.

      During 1996, the Committee determined that establishing a Stock Price Recovery Program for certain senior officers, including the CEO, was in the best interest of the Company and its shareholders. The purpose of this program is to focus key officers on achieving fundamental business goals relative to the challenges of nuclear operations and industry restructuring, with a net effect of advancing shareholder interests with regard to share price recovery. In connection with the commencement of this new incentive program, the Committee terminated the participation of these officers in the 1996 short-term program and the 1996-1998 long-term program and resolved that these officers would not participate in other incentive programs that begin in 1997 or 1998. Awards under the Stock Price Recovery Incentive Program will be based on appreciation of the price of Northeast Utilities common shares between December 31, 1996 and December 31, 1998 against a targeted share price goal, indexed to reflect the relative performance of a Northeast Utilities common share compared to the performance of the S&P Electric Companies Index during the same period. The target award of each participant is equal to the value of the 1996, 1997, and 1998 short-term and long-term incentive programs at target, assuming that there had been no changes in the 1997 and 1998 program target payout opportunities for these executives. There are no individual performance goals in the program. Awards under the program are made in restricted stock units and stock appreciation rights (SARs). The SARs are exercisable from January 1, 1999 through December 31, 2001.


      At the same time, the Committee modified the short and long-term program design for officers not participating in the Stock Price Recovery Incentive Program to recognize the importance of retaining key executive talent and to help assure the officers' continuing dedication to their duties to the Company and its shareholders. Consistent with these views, the Committee established for 1997 a short-term program that calculates payouts based on performance against goals that vary by division and a 1997-1999 long-term program that measures corporate performance solely on total shareholder return exceeding the S&P Electric Companies Index return for the same period by a specified percentage.

      Also during 1996, the Committee made awards under the 1993-1995 long-term incentive program. Awards, in Northeast Utilities common shares, were based on the Company's relative ranking against a group of electric utilities with respect to shareholder return and COS. Achievement of goals was less than target and resulted in awards that were 69.1 percent of target.

      CEO Pay: Despite a base salary that is below the median market level for the position, the Committee did not increase Mr. Fox's base salary in 1996 because of company performance.

      Annual Incentive Bonus. In 1996, the Committee established a program governing the payment of the 25-percent holdback of Mr. Fox's award under the 1995 short-term program. Under this program, the holdback will be forfeited unless nuclear goals with respect to removal from the watch list and improvement in the area of employee concerns are fulfilled within a specified time period, as determined by the Board with the assistance of the Nuclear Committee of the Board.

      Long-Term Incentive Award. During 1996, Mr. Fox was granted 4,108 Northeast Utilities common shares in conformance with the provisions of the 1993-1995 program whose payouts were based on the Company's performance under COS and shareholder return measures as described above.


      The Committee does not believe it is necessary to make any changes in the Company's executive compensation programs at this time in response to the deductibility cap placed on executive salaries by Section 162(m) of the Internal Revenue Code. The Committee believes that the executive compensation programs appropriately balance shareholder and customer interests. It continues to evaluate options for dealing with the issues raised by Section 162 (m).

Dated: January 28, 1997

Respectfully submitted,

Elizabeth T. Kennan, Chairman
William J. Pape II, Vice Chairman
John F. Curley
Cotton Mather Cleveland
Gaynor N. Kelley
Robert E. Patricelli

PENSION BENEFITS

      The following table shows the estimated annual retirement benefits payable to an executive officer of the registrants upon retirement, assuming that retirement occurs at age 65 and that the officer is at that time not only eligible for a pension benefit under the Northeast Utilities Service Company Retirement Plan (the Retirement Plan) but also eligible for the make-whole benefit and the target benefit under the Supplemental Executive Retirement Plan for Officers of Northeast Utilities System Companies (the Supplemental Plan). The Supplemental Plan is a non-qualified pension plan providing supplemental retirement income to system officers. The make-whole benefit under the Supplemental Plan, available to all officers, makes up for benefits lost through application of certain tax code limitations on the benefits that may be provided under the Retirement Plan, and includes as "compensation" awards under the Executive Incentive Compensation Program and the Executive Incentive Plan and deferred compensation (as earned). The target benefit further supplements these benefits and is available to officers at the Senior Vice President level and higher who are selected by the Board of Trustees of Northeast Utilities to participate in the target benefit and who remain in the employ of Northeast Utilities companies until at least age 60 (unless the Board of Trustees sets an earlier age). Each of the executive officers of Northeast Utilities named in the Summary Compensation Table is currently eligible for a target benefit, except Mr. Kenyon, whose Employment Agreement provides a specially calculated retirement benefit, based on his previous arrangement with South Carolina Electric and Gas. If Mr. Kenyon retires with at least three but less than five years of service with the Company, he will be deemed to have five years of service. In addition, if Mr. Kenyon retires with at least three years of service with the Company, he will receive a lump sum payment of $500,000.

      The benefits presented below are based on a straight life annuity beginning at age 65 and do not take into account any reduction for joint and survivorship annuity payments.



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


      Final average compensation for purposes of calculating the target benefit is the highest average annual compensation of the participant during any 36 consecutive months compensation was earned. Compensation taken into account under the target benefit described above includes salary, bonus, restricted stock awards, and long-term incentive payouts shown in the Summary Compensation Table, but does not include employer matching contributions under the 401(k) Plan. In the event that an officer's employment terminates because of disability, the retirement benefits shown above would be offset by the amount of any disability benefits payable to the recipient that are attributable to contributions made by Northeast Utilities and its subsidiaries under long term disability plans and policies.

      As of December 31, 1996, the five executive officers named in the Summary Compensation Table had the following years of credited service for retirement compensation purposes: Mr. Fox - 32, Mr. Kenyon - 0, Mr. Forsgren - 0, Mr. MacKenzie - 31, and Mr. Feigenbaum 10. Assuming that retirement were to occur at age 65 for these officers, retirement would occur with 43, 11, 15, 41 and 29 years of credited service, respectively. Mr. Fox has announced that he will retire in the second half of 1997.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

Officer Agreements

Northeast Utilities Service Company (NUSCO) has entered into employment agreements (the Officer Agreements) with each of the named executive officers (except for Mr. Fox - see separate description below) and certain other executive officers and directors of the registrants. The Officer Agreements are also binding on Northeast Utilities and on each majority-owned subsidiary of Northeast Utilities with at least fifty employees on its direct payroll.

Each Officer Agreement obligates the officer to perform such duties as may be directed by the NUSCO Board of Directors or the Northeast Utilities Board of Trustees, protect the Company's confidential information, and refrain, while employed by the Company and for a period of time thereafter, from competing with the Company in a specified geographic area. Each Officer Agreement provides that the officer's base salary will not be reduced below certain levels without the consent of the officer, that the officer will participate in specified benefits under the Supplemental Executive Retirement Plan (see Pension Benefits, above), in the applicable divisional officer executive incentive programs or the Stock Price Recovery Program, as the case may be, under the Executive Incentive Plan (see Report on Executive Compensation, above), and, beginning on January 1, 1999, if the employment term has not ended, in each short-term and long-term incentive compensation program established by the Company for such senior level executives generally, at an incentive opportunity level not less than that in effect for the officer as of January 1, 1996 (or January 1, 1997 for certain officers).

Each Officer Agreement provides for automatic one-year extensions of the employment term unless at least six months' notice of non-renewal is given by either party. The employment term may also be ended by the Company for "cause", as defined, at any time (in which case no target benefit, if any, shall be due the officer under the Supplemental Executive Retirement Plan), or by the officer on thirty days' prior written notice for any reason. Absent "cause", the Company may remove the officer from his or her position on sixty days' prior written notice, but in the event the officer is so removed and signs a release of all claims against the Company, the officer will receive one or two years' base salary and annual incentive payments, specified employee welfare and pension benefits, and vesting of stock appreciation rights, options and restricted stock.

Under the terms of an Officer Agreement, upon any termination of employment of the officer within two years following a change in control, as defined, if the officer signs a release of all claims against the Company the officer will be entitled to certain payments including two or three times base salary and annual incentive payments, specified employee welfare and pension benefits, and vesting of stock appreciation rights, options and restricted stock. Certain of the change in control provisions may be modified by the Board of Trustees prior to a change in control, on at least two years' notice to the affected officer(s).

Besides the terms described above, Mr. Forsgren's Officer Agreement provides for a starting salary of $350,000 per year and a $100,000 restricted stock grant. Mr. Feigenbaum's Officer Agreement provides for a starting salary of $250,000 per year. Mr. Kenyon's Officer Agreement provides for an initial starting salary of at $500,000 per year, a $500,000 restricted stock grant and a $400,000 cash signing bonus (See Summary Compensation Table, above). Mr. Kenyon's Officer Agreement also provides for a special retirement benefit (described above in Pension Benefits) instead of a target benefit and a make-whole benefit under the Supplemental Plan, and a special short term incentive compensation program in lieu of a portion of the Stock Price Recovery Program. Under this incentive program Mr. Kenyon will be eligible to receive a payment up to 100 percent of base salary depending on his fulfillment of certain incentive goals for each of the years ending August 31, 1997 and August 31, 1998, and for the 16 month period ending December 31, 1999.

Transition and Retirement Agreement


In 1992, Northeast Utilities entered into an agreement with Mr. Fox (the "1992 Agreement") to provide for an orderly chief executive officer succession. The agreement states that if Mr. Fox is terminated without cause, he will be entitled to two years' base pay; specified employee welfare benefits; a supplemental retirement benefit equal to the difference between the target benefit he would be entitled to receive if he had reached the age of 55 on the termination date and the actual target benefit to which he is entitled as of the termination date; and a target benefit under the Supplemental Executive Retirement Plan, notwithstanding that he might not have reached age 60 on the termination date and notwithstanding other forfeiture provisions of that plan.

In January, 1997, Northeast Utilities entered into a Transition and Retirement Agreement (the "Transition Agreement") with Mr. Fox to reflect his election to retire on the later of August 1, 1997 and the date his successor is elected.
The Transition Agreement is intended to supersede the 1992 Agreement at the time of Mr. Fox's retirement. The Transition Agreement obligates Mr. Fox to maintain the confidentiality of Company information during his employment and following his retirement, and not to compete with the Company for certain periods of time in specified geographic areas.

The Transition Agreement provides that Mr. Fox will be engaged as a consultant to the Board of Trustees of Northeast Utilities for 24 months following his retirement, with a fee of $500,000 for the first 12 months and $300,000 for the second 12 months, payable in full notwithstanding Mr. Fox's death or disability during such period or the occurrence of a change in control, as defined. The Transition Agreement also provides that Mr. Fox will be entitled to a target benefit under the Supplemental Executive Retirement Plan (actuarially reduced, if applicable, to reflect payments beginning prior to age 57), and for vesting of all stock appreciation rights granted to him in the Stock Price Recovery Program. All payments and benefits under the Transition Agreement are conditioned on Mr. Fox signing a release of claims against the Company "and all related parties" with respect to matters arising out of his employment with the Company, and the Company releasing Mr. Fox from all civil liability which may arise from his being or having been a Trustee or officer of Northeast Utilities and its subsidiaries, except for any liability which has been or may be asserted against Mr. Fox by the Company as the result of an investigation conducted upon the demand of a shareholder or by a shareholder on behalf of the Company. Both the 1992 Agreement and the Transition Agreement are binding on each majority-owned subsidiary of Northeast Utilities with at least fifty employees on its direct payroll.

Separation Agreement

NUSCO entered into a Separation Agreement with Mr. Busch in August 1996 in connection with the termination of Mr. Busch's employment. The agreement provided for a severance payment of two times annual compensation, and specified supplemental employee welfare and pension benefits. It provides for confidentiality restrictions on Mr. Busch and a two year non-competition period in specified geographic locations. It includes a release by Mr. Busch of claims against the Company and a release by the Company of claims against Mr. Busch, except such as might be brought as the result of an investigation conducted upon the demand of a shareholder or on behalf of the Company by shareholders.
NUSCO's obligations under this agreement are binding on each majority-owned subsidiary of Northeast Utilities with at least fifty employees on its direct payroll.

The descriptions of the various agreements set forth above are for purpose of disclosure in accordance with the proxy and other disclosure rules of the SEC and shall not be controlling on any party; the actual terms of the agreements themselves determine the rights and obligations of the parties.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

NU.

     Incorporated herein by reference is the information contained in the sections "Common Stock Ownership of Certain Beneficial Owners", "Common Stock Ownership of Management", "Compensation of Trustees", "Summary Compensation Table", "Pension Benefits", and "Report on Executive Compensation" of the definitive proxy statement for solicitation of proxies by NU, dated April 30, 1997 which will be filed with the Commission pursuant to Rule 14a-6 under the Act.


CL&P, PSNH, WMECO AND NAEC.

     NU owns 100% of the outstanding common stock of registrants CL&P, PSNH, WMECO and NAEC. As of February 25, 1997, the Directors of CL&P, PSNH, WMECO and NAEC beneficially owned the number of shares of each class of equity securities of NU listed below. No equity securities of CL&P, PSNH, WMECO or NAEC are owned by the Directors and Executive Officers of CL&P, PSNH, WMECO and NAEC.

          CL&P, PSNH, WMECO, and NAEC DIRECTORS AND EXECUTIVE OFFICERS


                                            Amount and
                                            Nature of
Title Of                 Name of            Beneficial              Percent of
 Class           Beneficial Owner           Ownership  (1)          Class  (2)


NU Common     Robert G. Abair(3)                7,761
NU Common     John C. Collins(4)                    0
NU Common     Ted C. Feigenbaum(5)              1,917
NU Common     John H. Forsgren(6)               5,404
NU Common     Bernard M. Fox(7)                27,532
NU Common     William T. Frain, Jr.(8)          2,726
NU Common     Cheryl W. Grise(9)                4,553
NU Common     Barry Ilberman(10)                8,124
NU Common     John B. Keane(11)                 2,971
NU Common     Bruce D. Kenyon(12)              41,075
NU Common     Francis L. Kinney(13)             4,949
NU Common     Gerald Letendre(4)                    0
NU Common     Hugh C. MacKenzie(14)             9,962
NU Common     Jane E. Newman(4)                     0
NU Common     Robert P. Wax(15)                 3,815

Amount beneficially owned by Directors and Executive Officers
as a group                  - CL&P   118,872 shares  (11 persons)
                            - PSNH   103,191 shares  ( 8 persons)
                            - WMECO  118,872 shares  (11 persons)
                            - NAEC   113,028 shares  (11 persons)

(1) Unless otherwise noted, each Director and Executive Officer of CL&P, PSNH, WMECO and NAEC has sole voting and investment power with respect to the listed shares.

(2) As of February 25, 1997 there were 136,052,050 common shares of NU outstanding. The percentage of such shares beneficially owned by any Director or Executive Officer, or by all Directors and Executive Officers of CL&P, PSNH, WMECO and NAEC as a group, does not exceed one percent.

(3)     Mr. Abair is a Director of CL&P and WMECO.

(4)     Messrs. Collins, Letendre and Ms. Newman are Directors of PSNH.

(5)     Mr. Feigenbaum is a Director and Executive Officer of NAEC.

(6) Mr. Forsgren is a Director and Executive Officer of CL&P, WMECO and PSNH and an Executive Officer of NAEC. Mr. Forsgren's shares are restricted. See Note 3 of the Summary Compensation Table.

(7) Mr. Fox is a Director and Executive Officer of CL&P, PSNH, WMECO and NAEC. Mr. Fox shares voting and investment power with his wife for 5,745 of these shares. In addition, Mr. Fox's wife has sole voting and investment power for 140 shares as to which Mr. Fox disclaims beneficial ownership.

(8) Mr. Frain is a Director of CL&P, PSNH, WMECO and NAEC and an Executive Officer of PSNH.

(9) Mrs. Grise is a Director of CL&P, PSNH, WMECO and NAEC and an Executive Officer of CL&P, WMECO and NAEC.

(10) Mr. Ilberman is an Executive Officer of CL&P, PSNH, WMECO and NAEC. Mr. Ilberman shares voting and investment power with his wife for 319 of these shares and voting and investment power with his mother for 1,277 of these shares.

(11)    Mr. Keane is a Director of CL&P, WMECO and NAEC.

(12) Mr. Kenyon is a Director and Executive Officer of CL&P, NAEC and WMECO and an Executive Officer of PSNH. 40,325 of Mr. Kenyon's shares are restricted. See Note 2 of the Summary Compensation Table.

(13) Mr. Kinney is an Executive Officer of CL&P, WMECO and NAEC. Mr. Kinney shares voting and investment power with his wife for 2,243 of these shares.

(14) Mr. MacKenzie is a Director of CL&P, PSNH, WMECO and NAEC and an Executive Officer of CL&P and WMECO. Mr. MacKenzie shares voting and investment power with his wife for 1,584 of these shares.

(15)    Mr. Wax is an Executive Officer of CL&P, PSNH, WMECO and NAEC.




ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NU.

     Incorporated herein by reference is the information contained in the section "Certain Relationships and Related Transactions" of the definitive proxy statement for solicitation of proxies by NU's Board of Trustees, dated April 30, 1997, which will be filed with the Commission pursuant to Rule 14a-6 under the Act.

CL&P, PSNH, WMECO AND NAEC.

     No relationships or transactions that would be described in response to this item exist now or existed during 1996 with respect to CL&P, PSNH, WMECO and NAEC.


Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

(a)    1. Financial Statements:

               The Report of Independent Public Accountants and financial statements of NU, CL&P, PSNH, WMECO, and NAEC are hereby incorporated by reference and made a part of this report (see "Item 8. Financial Statements and Supplementary Data").

          Report of Independent Public Accountants                          S-1

          Consent of Independent Public Accountants                         S-3


       2. Schedules:

          Financial Statement Schedules for NU (Parent),
          NU and Subsidiaries, CL&P and Subsidiaries,
          PSNH and WMECO are listed in the Index to
          Financial Statement Schedules                                     S-4

       3. Exhibits Index                                                    E-1

(b)       Reports on Form 8-K:

          NU, CL&P, PSNH, and WMECO filed Form 8-Ks dated November 25,1996 with the SEC on December 19, 1996. This 8-K filing disclosed that:

             *NNECO informed the NRC of its comprehensive plan for restarting the Millstone units.

             *The Board of Directors of CYAPCO voted unanimously to retire the
              CY power plant.

             *The NRC conducted enforcement conferences at Millstone and CY.

             *One of the two outside consulting firms retained by the DPUC to audit the NU system's nuclear operations issued its final report.

             *The Citizens Awareness Network filed a petition with the NRC requesting that the NRC suspend or revoke NNECO's license to operate Millstone.

             *The non-NU owners of Millstone 3 have reserved their rights to contest whether the NU system companies have any responsibility for the additional costs borne by the non-NU owners as a result of the current outage of the unit.

             *CMEEC has advised CL&P that it was terminating its contract to receive approximately 3.51 percent of each of Millstone 1 and 2's capacity and energy for cause due to the extended outages.

             *NU system companies expect to have sufficient capacity, assuming expected system load and expected operations of system facilities, to meet peak demands in their service areas through the winter of 1996-1997 and the summer of 1997.

             *NU and certain present and former officers and employees of the company were served with a purported class action lawsuit filed on behalf of certain shareholders.

             *Storm Bernice is expected to cost NU about $20-$30 million. After payment of a $10 million deductible, up to $15 million of insurance is available to cover restoration costs.

          NU, PSNH, and NAEC filed Form 8-Ks dated January 17, 1997 with the SEC on January 17, 1997. This filing disclosed the testimony of NU's chief financial officer before the NHPUC regarding the potential impact of a stranded cost methodology that the NHPUC was considering.

          NU and CL&P filed Form 8-Ks dated January 20, 1997 with the SEC on January 21, 1997. This filing disclosed a preliminary earnings outlook for NU.

          NU, CL&P, PSNH, WMECO, and NAEC filed Form 8-Ks dated February 20, 1997 with the SEC on February 24, 1997. This filing disclosed that the Chairman and Chief Executive Officer had announced his intention to retire.

          NU, CL&P, PSNH, WMECO, and NAEC filed Form 8-Ks dated February 28, 1997 with the SEC on March 3, 1997. This filing disclosed the NHPUC's issuance of a decision regarding the restructuring of New Hampshire's electric utility industry.




                             NORTHEAST UTILITIES

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        NORTHEAST UTILITIES
                                            (Registrant)



Date:    March 21, 1997                By  /s/Bernard M. Fox

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





Date                      Title                            Signature



March 21, 1997            A Trustee, Chairman              /s/Bernard M. Fox
                          of the Board,                       Bernard M. Fox
                          President and
                          Chief Executive Officer


March 21, 1997            Executive Vice                   /s/John H. Forsgren
                          President and Chief                 John H. Forsgren
                          Financial Officer




March 21, 1997            Vice President and               /s/John J. Roman
                          Controller                          John J. Roman




                             Trustee
                                                         Cotton Mather Cleveland


                             Trustee
                                                         John F. Curley


March 21, 1997               Trustee                     /s/E. Gail de Planque
                                                            E. Gail de Planque



                             Trustee
                                                         Gaynor N. Kelley


March 21, 1997               Trustee                     /s/Elizabeth T. Kennan
                                                            Elizabeth T. Kennan



March 21, 1997               Trustee                     /s/William J. Pape II
                                                            William J. Pape II



                             Trustee
                                                         Robert E. Patricelli



March 21, 1997               Trustee                     /s/Norman C. Rasmussen
                                                            Norman C. Rasmussen




March 21, 1997                Trustee                       /s/John F. Swope
                                                               John F. Swope



March 21, 1997                Trustee                       /s/John F. Turner
                                                               John F. Turner









                   THE CONNECTICUT LIGHT AND POWER COMPANY

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          THE CONNECTICUT LIGHT AND POWER COMPANY
                                        (Registrant)


    March 21, 1997              By /s/Bernard M. Fox
                                      Bernard M. Fox
                                      Chairman


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.






Date                          Title                         Signature


March 21, 1997                Chairman and              /s/Bernard M. Fox
                              a Director                   Bernard M. Fox




March 21, 1997                President and             /s/Hugh C. MacKenzie
                              a Director                   Hugh C. MacKenzie



March 21, 1997                Executive Vice            /s/John H. Forsgren
                              President and Chief          John H. Forsgren
                              Financial Officer
                              and a Director


March 21, 1997                Vice President and        /s/John J. Roman
                              Controller                   John J. Roman




March 21, 1997                Director                  /s/Robert G. Abair
                                                           Robert G. Abair




March 21, 1997                Director                  /s/William T. Frain, Jr.
                                                           William T. Frain, Jr.




March 21, 1997                Director                  /s/Cheryl W. Grise
                                                           Cheryl W. Grise



March 21, 1997                Director                  /s/John B. Keane
                                                           John B. Keane




March 21, 1997                Director                  /s/Bruce D. Kenyon
                                                           Bruce D. Kenyon





                    PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                         PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
                                      (Registrant)


Date:    March 21, 1997              By /s/Bernard M. Fox
                                           Bernard M. Fox
                                           Chairman and
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





Date                         Title                      Signature



March 21, 1997               Chairman, Chief            /s/Bernard M. Fox
                             Executive Officer             Bernard M. Fox
                             and a Director



March 21, 1997               President, Chief           /s/William T. Frain, Jr.
                             Operating Officer             William T. Frain, Jr.
                             and a Director



March 21, 1997               Executive Vice             /s/John H. Forsgren
                             President and Chief           John H. Forsgren
                             Financial Officer
                             and a Director



March 21, 1997               Vice President and         /s/John J. Roman
                             Controller                    John J. Roman





March 21, 1997                Director                   /s/John C. Collins
                                                            John C. Collins




March 21, 1997                Director                   /s/Cheryl W. Grise
                                                            Cheryl W. Grise




March 21, 1997                Director                   /s/Gerald Letendre
                                                            Gerald Letendre



March 21, 1997                Director                   /s/Hugh C. MacKenzie
                                                            Hugh C. MacKenzie




March 21, 1997                Director                   /s/Jane E. Newman
                                                            Jane E. Newman








                    WESTERN MASSACHUSETTS ELECTRIC COMPANY

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         WESTERN MASSACHUSETTS ELECTRIC COMPANY
                                      (Registrant)



    March 21, 1997            By /s/Bernard M. Fox
                                    Bernard M. Fox
                                    Chairman


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Date                          Title                         Signature


March 21, 1997                Chairman and               /s/Bernard M. Fox
                              a Director                    Bernard M. Fox



March 21, 1997                President and              /s/Hugh C. MacKenzie
                              a Director                    Hugh C. MacKenzie



March 21, 1997                Executive Vice             /s/John H. Forsgren
                              President and Chief           John H. Forsgren
                              Financial Officer
                              and a Director



March 21, 1997                Vice President and         /s/John J. Roman
                              Controller                    John J. Roman




March 21, 1997                Director                   /s/Robert G. Abair
                                                            Robert G. Abair




March 21, 1997                Director                   /s/William T. Frain,Jr
                                                            William T. Frain,Jr



March 21, 1997                Director                   /s/Cheryl W. Grise
                                                            Cheryl W. Grise




March 21, 1997                Director                   /s/John B. Keane
                                                            John B. Keane



March 21, 1997                Director                   /s/Bruce D. Kenyon
                                                            Bruce D. Kenyon









                      NORTH ATLANTIC ENERGY CORPORATION

                                  SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              NORTH ATLANTIC ENERGY CORPORATION
                                         (Registrant)



    March 21, 1997              By /s/Bernard M. Fox
                                      Bernard M. Fox
                                      Chairman


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





Date                          Title                      Signature




March 21, 1997                Chairman, Chief            /s/Bernard M. Fox
                              Executive Officer             Bernard M. Fox
                              and a Director


March 21, 1997                President, Chief           /s/Bruce D. Kenyon
                              Executive Officer             Bruce D. Kenyon
                              and a Director



March 21, 1997                Executive Vice             /s/John H. Forsgren
                              President and Chief           John H. Forsgren
                              Financial Officer




March 21, 1997                Vice President and         /s/John J. Roman
                              Controller                    John J. Roman




March 21, 1997                Director                   /s/Ted C. Feigenbaum
                                                            Ted C. Feigenbaum




March 21, 1997                Director                   /s/William T. Frain,Jr.
                                                            William T. Frain,Jr.





March 21, 1997                Director                   /2/Cheryl W. Grise
                                                            Cheryl W. Grise




March 21, 1997                Director                   /s/John B. Keane
                                                            John B. Keane




March 21, 1997                Director                   /s/Hugh C. MacKenzie
                                                            Hugh C. MacKenzie












                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



We have audited in accordance with generally accepted auditing standards, the financial statements included in Northeast Utilities' annual report to shareholders, and The Connecticut Light and Power Company's and Western Massachusetts Electric Company's annual reports, incorporated by reference in this Form 10-K and have issued our reports thereon dated February 21, 1997 (except with respect to the matter discussed in the "Subsequent Event" footnote of Northeast Utilities' annual report to shareholders, as to which the date is March 10, 1997). Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the accompanying index are the responsibility of the companies' management and are, presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of he basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                        /s/ ARTHUR ANDERSEN LLP
                                            ARTHUR ANDERSEN LLP


Hartford, Connecticut
February 21, 1997




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



We have audited in accordance with generally accepted auditing standards, the financial statements included in North Atlantic Energy Corporation's and Public Service Company of New Hampshire's annual reports, incorporated by reference in this Form 10-K and have issued our reports thereon dated February 21, 1997 (except with respect to the matter discussed in the "Subsequent Event" footnote, as to which the date is March 10, 1997). Our reports included an explanatory paragraph regarding the existence of conditions which raise substantial doubt about the companies' abilities to continue as going concerns. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the accompanying index are the responsibility of the companies' management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                        /s/ ARTHUR ANDERSEN LLP
                                            ARTHUR ANDERSEN LLP


Hartford, Connecticut
February 21, 1997









                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



As independent public accountants, we hereby consent to the incorporation by reference of our reports included or incorporated by reference in this Form 10-K, into previously filed Registration Statement No. 33-55279 of The Connecticut Light and Power Company, No. 33-56537 of CL&P Capital, LP, No. 33-51185 of Western Massachusetts Electric Company, and No. 33-34622, No. 33-44814, No. 33-63023, and No. 33-40156 of Northeast Utilities.





                                   /s/ ARTHUR ANDERSEN LLP
                                       ARTHUR ANDERSEN LLP



Hartford, Connecticut
March 20, 1997












                    INDEX TO FINANCIAL STATEMENTS SCHEDULES


Schedule                                                         Page


I.        Financial Information of Registrant:
              Northeast Utilities (Parent) Balance
              Sheets 1996 and 1995                                S-5

              Northeast Utilities (Parent) Statements
              of Income 1996, 1995, and 1994                      S-6

              Northeast Utilities (Parent) Statements
              of Cash Flows 1996, 1995, and 1994                  S-7

II.       Valuation and Qualifying Accounts and Reserves
              1996, 1995, and 1994:

              Northeast Utilities and Subsidiaries            S-8 - S-10
              The Connecticut Light and Power Company         S-11 - S-13
              Public Service Company of New Hampshire         S-14 - S-16
              Western Massachusetts Electric Company          S-17 - S-19



     All other schedules of the companies' for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.









                                     SCHEDULE I
                            NORTHEAST UTILITIES (PARENT)

                        FINANCIAL INFORMATION OF REGISTRANT

                                  BALANCE SHEETS

                           AT DECEMBER  31, 1996 AND 1995

                               (Thousands of Dollars)


                                                              1996           1995
                                                           ----------     ----------

ASSETS
------
Other Property and Investments:
  Investments in subsidiary companies, at
   equity...............................................  $2,506,254     $2,701,866
  Investments in transmission companies, at equity......      21,186         23,557
  Other, at cost........................................         413            250
                                                          -----------    -----------
                                                           2,527,853      2,725,673
                                                          -----------    -----------
Current Assets:
  Cash..................................................          10             18
  Notes receivable from affiliated companies............       5,475          9,675
  Notes and accounts receivable.........................         813              0
  Receivables from affiliated companies.................       7,106            607
  Prepayments...........................................         224            138
                                                          -----------    -----------
                                                              13,628         10,438
                                                          -----------    -----------
Deferred Charges:
  Accumulated deferred income taxes.....................       5,293          6,984
  Unamortized debt expense..............................         524             11
  Other.................................................          46            122
                                                          -----------    -----------
                                                               5,863          7,117
                                                          -----------    -----------
       Total Assets.....................................  $2,547,344     $2,743,228
                                                          ===========    ===========

CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization:
  Common Shareholders' Equity:
    Common shares, $5 par value--Authorized
    225,000,000 shares; 136,051,938 shares issued and
    128,444,373 shares outstanding in 1996 and
    135,611,166 shares issued and
    127,050,647 outstanding in 1995.....................  $  680,260     $  678,056
  Capital surplus, paid in..............................     940,446        936,308
  Deferred benefit plan--employee stock ownership plan..    (176,091)      (198,152)
  Retained earnings.....................................     832,520      1,007,340
                                                          -----------    -----------
    Total common shareholders' equity...................   2,277,135      2,423,552
  Long-term debt........................................     194,000        210,000
                                                          -----------    -----------
    Total capitalization................................   2,471,135      2,633,552
                                                          -----------    -----------
Current Liabilities:
  Notes payable to banks................................      38,750         57,500
  Long-term debt and preferred stock--current portion...      16,000         14,000
  Accounts payable......................................      15,504         18,213
  Accounts payable to affiliated companies..............         600          1,074
  Accrued taxes.........................................       2,158          6,539
  Accrued interest......................................       2,602          2,864
  Dividend reinvestment plan............................           0          8,995
  Other.................................................           2              2
                                                          -----------    -----------
                                                              75,616        109,187
                                                          -----------    -----------
Other Deferred Credits..................................         593            489
                                                          -----------    -----------
    Total Capitalization and Liabilities                  $2,547,344     $2,743,228
                                                          ===========    ===========





                                      SCHEDULE I
                             NORTHEAST UTILITIES (PARENT)

                         FINANCIAL INFORMATION OF REGISTRANT

                                STATEMENTS OF INCOME

                    YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                   (Thousands of Dollars Except Share Information)

                                       1996           1995           1994
                                  -------------  -------------  -------------

Operating Revenues............... $       -      $       -      $       -
                                  -------------  -------------  -------------
Operating Expenses:
  Other..........................        8,920         14,267         13,114
  Federal income taxes...........      (10,390)        (8,585)       (10,736)
                                  -------------  -------------  -------------
   Total operating expenses......       (1,470)         5,682          2,378
                                  -------------  -------------  -------------
Operating Income (Loss)..........        1,470         (5,682)        (2,378)
                                  -------------  -------------  -------------
Other Income:
  Equity in earnings of
   subsidiaries..................       18,272        310,025        309,769
  Equity in earnings of
   transmission companies........        3,306          3,561          3,418
  Other, net.....................          368            329            679
                                  -------------  -------------  -------------
    Other income, net............       21,946        313,915        313,866
                                  -------------  -------------  -------------
    Income before interest
     charges.....................       23,416        308,233        311,488
                                  -------------  -------------  -------------
Interest Charges                        21,585         25,799         24,614
                                  -------------  -------------  -------------
Earnings for Common Shares        $      1,831   $    282,434   $    286,874
                                  =============  =============  =============

Earnings Per Common Share........ $       0.01   $       2.24   $       2.30
                                  =============  =============  =============
Common Shares Outstanding
 (average).......................  127,960,382    126,083,645    124,678,192
                                  =============  =============  =============












                                                SCHEDULE I
                                       NORTHEAST UTILITIES (PARENT)
                                   FINANCIAL INFORMATION OF REGISTRANT
                                         STATEMENT OF CASH FLOWS
                                YEARS ENDED DECEMBER 31, 1996, 1995, 1994
                                         (Thousands of Dollars)


                                                                1996           1995           1994
                                                           -------------- -------------- --------------
Operating Activities:
  Net income                                               $       1,831  $     282,434  $     286,874
  Adjustments to reconcile to net cash
   from operating activities:
    Equity in earnings of subsidiary companies                   (18,272)      (310,025)      (309,769)
    Cash dividends received from subsidiary companies            247,101        272,350        201,403
    Deferred income taxes                                          3,868            772         (1,890)
    Other sources of cash                                         17,961          6,916          3,007
    Other uses of cash                                            (3,065)          (528)          (169)
    Changes in working capital:
      Receivables                                                 (7,312)         1,991         30,525
      Accounts payable                                            (3,183)        15,381        (43,601)
      Other working capital (excludes cash)                      (13,724)         7,396          7,615
                                                           -------------- -------------- --------------
Net cash flows from operating activities                         225,205        276,687        173,995
                                                           -------------- -------------- --------------

Financing Activities:
  Issuance of common shares                                       10,622         47,218         14,551
  Net (decrease) increase in short-term debt                     (18,750)       (46,500)        31,500
  Reacquisitions and retirements of long-term debt               (14,000)       (12,000)        (9,000)
  Cash dividends on common shares                               (176,276)      (221,701)      (219,317)
                                                           -------------- -------------- --------------
Net cash flows used for financing activities                    (198,404)      (232,983)      (182,266)
                                                           -------------- -------------- --------------

Investment Activities:
  NU System Money Pool                                             4,200         (7,700)        17,650
  Investment in subsidiaries                                     (33,217)       (38,963)       (10,912)
  Other investment activities, net                                 2,208          2,935          1,503
                                                           -------------- -------------- --------------
Net cash flows (used for) from investments                       (26,809)       (43,728)         8,241
                                                           -------------- -------------- --------------
Net decrease in cash for the period                                   (8)           (24)           (30)
Cash - beginning of period                                            18             42             72
                                                           -------------- -------------- --------------
Cash - end of period                                       $          10  $          18  $          42
                                                           ============== ============== ==============

Supplemental Cash Flow Information
Cash paid during the year for:
  Interest, net of amounts capitalized                     $      21,770  $      26,430  $      24,235
                                                           ============== ============== ==============
  Income taxes (refund)                                    $      (7,700) $      (8,418) $     (16,786)
                                                           ============== ============== ==============














                           NORTHEAST UTILITIES AND SUBSIDIARIES                       SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                YEAR ENDED DECEMBER 31, 1996
                                   (Thousands of Dollars)
----------------------------------------------------------------------------------------------------------
Column A                               Column B       Column C          Column D       Column E

                                                      Additions
                                                 --------------------
                                                    (1)         (2)

                                                            Charged to
                                       Balance atCharged to   other                      Balance
                                       beginning costs and  accounts-   Deductions-      at end
Description                            of period expenses   describe    describe        of period
----------------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

  Reserves for uncollectible accounts $  14,379 $  21,761 $     -      $   19,078 (a) $   17,062
                                       ========= =========  =========   ==========     ==========
  Asset valuation reserves            $  10,266 $         $     -      $   10,266     $        0
                                       ========= =========  =========   ==========     ==========
RESERVES NOT APPLIED AGAINST ASSETS:

  Operating reserves                  $  38,409 $   8,397 $     -      $   10,546 (b) $   36,260
                                       ========= =========  =========   ==========     ==========

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

                                                               Charged to
                                        Balance at  Charged to   other                       Balance
                                        beginning   costs and  accounts-     Deductions-     at end
Description                             of period   expenses   describe      describe       of period
-------------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

  Reserves for uncollectible accounts $   16,826 $    18,010 $     -       $   20,458 (a)$   14,378
                                        =========   =========  =========     =========     =========
  Asset valuation reserves            $    8,684 $     1,582 $     -       $     -       $   10,266
                                        =========   =========  =========     =========     =========
RESERVES NOT APPLIED AGAINST ASSETS:

  Operating reserves                  $   34,721 $    11,475 $     -       $    7,787 (b)$   38,409
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

                                                                Charged to
                                          Balance at Charged to   other                     Balance
                                          beginning  costs and  accounts-  Deductions-      at end
Description                               of period  expenses   describe   describe        of period
------------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

  Reserves for uncollectible accounts   $   14,629 $   23,194 $     -    $   20,997 (a) $   16,826
                                          =========  =========  =========  =========      =========
  Asset valuation reserves              $      797 $    7,887 $     -    $         -(b) $    8,684
                                          =========  =========  =========  =========      =========
RESERVES NOT APPLIED AGAINST ASSETS:

  Operating reserves                    $   28,286 $   13,150 $     -    $    6,715 (c) $   34,721
                                          =========  =========  =========  =========      =========

(a)  Amounts written off, net of recoveries.
(b)  Principally the reduction in the carrying amounts of assets.
(c)  Principally payments for environmental remediation, various injuries and damages, employee medical expenses, and expenses in connection therewith.






                  THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES            SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                YEAR ENDED DECEMBER 31, 1996
                                   (Thousands of Dollars)
----------------------------------------------------------------------------------------------------------
Column A                               Column B       Column C          Column D       Column E

                                                      Additions
                                                 --------------------
                                                    (1)         (2)

                                                            Charged to
                                       Balance atCharged to   other                      Balance
                                       beginning costs and  accounts-   Deductions-      at end
Description                            of period expenses   describe    describe        of period
----------------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

  Reserves for uncollectible accounts $  10,567 $  15,704 $     -      $   13,030 (a) $   13,241
                                       ========= =========  =========   ==========     ==========
  Asset valuation reserves            $  10,266 $        -$     -      $   10,266     $        0
                                       ========= =========  =========   ==========     ==========
RESERVES NOT APPLIED AGAINST ASSETS:

  Operating reserves                  $  19,874 $   5,709 $     -      $    6,704 (b) $   18,879
                                       ========= =========  =========   ==========     ==========

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

                                                               Charged to
                                        Balance at  Charged to   other                       Balance
                                        beginning   costs and  accounts-     Deductions-     at end
Description                             of period   expenses   describe      describe       of period
-------------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

  Reserves for uncollectible accounts $   12,778 $    12,722 $     -       $   14,933 (a)$   10,567
                                        =========   =========  =========     =========     =========
  Asset valuation reserves            $    8,684 $     1,582 $     -       $     -       $   10,266
                                        =========   =========  =========     =========     =========
RESERVES NOT APPLIED AGAINST ASSETS:

  Operating reserves                  $   19,529 $     5,633 $     -       $    5,288 (b)$   19,874
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

                                                                Charged to
                                          Balance at Charged to   other                     Balance
                                          beginning  costs and  accounts-  Deductions-      at end
Description                               of period  expenses   describe   describe        of period
------------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

  Reserves for uncollectible accounts   $   10,816 $   17,177 $     -    $   15,215 (a) $   12,778
                                          =========  =========  =========  =========      =========
  Asset valuation reserves              $      797 $    7,887 $     -    $          (b) $    8,684
                                          =========  =========  =========  =========      =========
RESERVES NOT APPLIED AGAINST ASSETS:

  Operating reserves                    $   14,905 $    9,924 $     -    $    5,300 (c) $   19,529
                                          =========  =========  =========  =========      =========

(a)  Amounts written off, net of recoveries.
(b)  Principally the reduction in the carrying amounts of assets.
(c)  Principally payments for environmental remediation, various injuries and damages, employee medical expenses, and expenses in connection therewith.






                           PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE                    SCHEDULE II
                   VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                      YEAR ENDED DECEMBER 31, 1996
                                   (Thousands of Dollars)
----------------------------------------------------------------------------------------------------------
Column A                               Column B       Column C          Column D       Column E

                                                      Additions
                                                 --------------------
                                                    (1)         (2)

                                                            Charged to
                                       Balance atCharged to   other                      Balance
                                       beginning costs and  accounts-   Deductions-      at end
Description                            of period(expenses   describe    describe        of period
----------------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

  Reserves for uncollectible accounts $   1,582 $   2,906 $     -      $    2,788 (a) $    1,700
                                       ========= =========  =========   ==========     ==========
RESERVES NOT APPLIED AGAINST ASSETS:

  Operating reserves                  $   8,142     1,040 $     -      $    1,917 (b) $    7,265
                                       ========= =========  =========   ==========     ==========

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

                                                               Charged to
                                        Balance at  Charged to   other                       Balance
                                        beginning   costs and  accounts-     Deductions-     at end
Description                             of period   expenses   describe      describe       of period
-------------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

  Reserves for uncollectible accounts $   12,778 $    12,722 $     -       $   14,933 (a)$   10,567
                                        =========   =========  =========     =========     =========
  Asset valuation reserves            $    8,684 $     1,582 $     -       $     -       $   10,266
                                        =========   =========  =========     =========     =========
RESERVES NOT APPLIED AGAINST ASSETS:

  Operating reserves                  $   19,529 $     5,633 $     -       $    5,288 (b)$   19,874
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

                                                                Charged to
                                          Balance at Charged to   other                     Balance
                                          beginning  costs and  accounts-  Deductions-      at end
Description                               of period  expenses   describe   describe        of period
------------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

  Reserves for uncollectible accounts   $   10,816 $   17,177 $     -    $   15,215 (a) $   12,778
                                          =========  =========  =========  =========      =========
  Asset valuation reserves              $      797 $    7,887 $     -    $          (b) $    8,684
                                          =========  =========  =========  =========      =========
RESERVES NOT APPLIED AGAINST ASSETS:

  Operating reserves                    $   14,905 $    9,924 $     -    $    5,300 (c) $   19,529
                                          =========  =========  =========  =========      =========

(a)  Amounts written off, net of recoveries.
(b)  Principally the reduction in the carrying amounts of assets.
(c)  Principally payments for environmental remediation, various injuries and damages, employee medical expenses, and expenses in connection therewith.







                           WESTERN MASSACHUSETTS ELECTRIC COMPANY                     SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                YEAR ENDED DECEMBER 31, 1996
                                   (Thousands of Dollars)
-------------------------------------------------------------------------------------------------
Column A                               Column B       Column C          Column D       Column E

                                                      Additions
                                                 --------------------
                                                    (1)         (2)

                                                            Charged to
                                       Balance atCharged to   other                      Balance
                                       beginning costs and  accounts-   Deductions-      at end
Description                            of period expenses   describe    describe        of period
-------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

  Reserves for uncollectible accounts $   2,230 $   3,097 $     -      $    3,206 (a) $    2,121
                                       ========= =========  =========   ==========     ==========


RESERVES NOT APPLIED AGAINST ASSETS:

  Operating reserves                  $   5,144 $   1,222 $     -      $      791 (b) $    5,575
                                       ========= =========  =========   ==========     ==========
(a)  Amounts written off, net of recoveries.
(b)  Principally payments for environmental remediation, various injuries and damages, employee medical expenses, and expenses in connection therewith.





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




                                 EXHIBIT INDEX


     Each document described below is incorporated by reference to the files of the Securities and Exchange Commission, unless the reference to the document is marked as follows:

     * - Filed with the 1996 Annual Report on Form 10-K for NU and herein incorporated by reference from the 1996 NU Form 10-K, File No. 1-5324 into the 1996 Annual Reports on Form 10-K for CL&P, PSNH, WMECO and NAEC.

     # - Filed with the 1996 Annual Report on Form 10-K for NU and herein incorporated by reference from the 1996 NU Form 10-K, File No. 1-5324 into the 1996 Annual Report on Form 10-K for CL&P.

     @ - Filed with the 1996 Annual Report on Form 10-K for NU and herein incorporated by reference from the 1996 NU Form 10-K, File No. 1-5324 into the 1996 Annual Report on Form 10-K for PSNH.

     ** - Filed with the 1996 Annual Report on Form 10-K for NU and herein incorporated by reference from the 1996 NU Form 10-K, File No. 1-5324 into the 1996 Annual Report on Form 10-K for WMECO.

     ## - Filed with the 1996 Annual Report on Form 10-K for NU and herein incorporated by reference from the 1996 Form 10-K, File No. 1-5324 into the 1996 Annual Report on Form 10-K for NAEC.

Exhibit
Number                        Description


3.   Articles of Incorporation and By-Laws

     3.1  Northeast Utilities

            3.1.1   Declaration of Trust of NU, as amended
                    through May 24, 1988. (Exhibit 3.1.1, 1988 NU Form 10-K, File No. 1-5324)

     3.2  The Connecticut Light and Power Company

            3.2.1 Certificate of Incorporation of CL&P, restated to March 22, 1994. (Exhibit 3.2.1, 1993 NU Form 10-K, File No. 1-5324)

      #     3.2.2   Certificate of Amendment to Certificate of Incorporation of
                    CL&P, dated December 26, 1996.

      #     3.2.3   By-laws of CL&P, as amended to January 1, 1997.

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
                              NU Form 10-K, File No. 1-5324)


          4.1.5 Credit Agreements among CL&P, NU, WMECO, NUSCO (as Agent) and 3 Commercial Banks dated December 3, 1992 (Three-Year Facility). (Exhibit C.2.38, 1992 NU Form U5S, File No. 30-
                    246)

          4.1.6 Credit Agreements among CL&P, WMECO, NU, Holyoke Water Power Company, RRR, NNECO and NUSCO (as Agent) and 1 commercial banks dated December 3, 1992 (Three-Year Facility).
                    (Exhibit C.2.39, 1992 NU Form U5S, File No. 30-246)

          4.1.7 Credit Agreement among NU, CL&P and WMECO and several commercial banks, dated as of November 21, 1996. (Exhibit No. B.1, File No. 70-8875)

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

          4.2.11    December 1, 1993.   (Exhibit 4.2.14, 1993 NU Form 10-K,
                                        File No. 1-5324)

          4.2.12    February 1, 1994.   (Exhibit 4.2.15, 1993 NU Form 10-K,
                                        File No. 1-5324)

          4.2.13    February 1, 1994.   (Exhibit 4.2.16, 1993 NU Form 10-K,
                                        File No. 1-5324)

          4.2.14    June 1, 1994.       (Exhibit 4.2.15, 1994 NU Form 10-K,
                                        File No. 1-5324)

          4.2.15    October 1, 1994.    (Exhibit 4.2.16, 1994 NU Form 10-K,
                                        File No. 1-5324)

     #    4.2.16    June 1, 1996.

     #    4.2.17    January 1, 1997.

          4.2.18 Financing Agreement between Industrial Development Authority of the State of New Hampshire and CL&P (Pollution Control Bonds, 1986 Series) dated as of December 1, 1986. (Exhibit C.1.47, 1986 NU Form U5S, File No. 30-246)

                    4.2.18.1 Letter of Credit and Reimbursement Agreement (Pollution Control Bonds, 1986 Series) dated as of August 1, 1994. (Exhibit 1 (Execution Copy),
                              File No. 70-7320)

            4.2.19 Financing Agreement between Industrial Development Authority of the State of New Hampshire and CL&P (Pollution Control Bonds, 1988 Series) dated as of October 1, 1988. (Exhibit C.1.55, 1988 NU Form U5S, File No. 30-246)

                        4.2.19.1 Letter of Credit (Pollution Control Bonds, 1988 Series) dated October 27, 1988. (Exhibit 4.2.17.1, 1995 NU Form 10-K,
                                   File No. 1-5324)

                        4.2.19.2 Reimbursement and Security Agreement (Pollution Control Bonds, 1988 Series) dated as of October 1, 1988.
                                   (Exhibit 4.2.17.2, 1995 NU form 10-K,
                                   File No. 1-5324)

            4.2.20 Financing Agreement between Industrial Development Authority of the State of New Hampshire and CL&P (Pollution Control Bonds) dated as of December 1, 1989. (Exhibit C.1.39, 1989 NU Form U5S, File No. 30-246)

            4.2.21 Loan and Trust Agreement among Business Finance Authority of the State of New Hampshire, CL&P and the Trustee (Pollution Control Bonds, 1992 Series A) dated as of December 1, 1992.(Exhibit C.2.33, 1992 NU Form U5S, File No. 30-246)

                        4.2.21.1 Letter of Credit and Reimbursement Agreement (Pollution Control Bonds, 1992 Series A) dated as of December 1, 1992. (Exhibit 4.2.19.1, 1995 NU Form 10-K, File No.
                                   1-5324)

            4.2.22 Loan Agreement between Connecticut Development Authority and CL&P (Pollution Control Bonds - Series A, Tax Exempt Refunding) dated as of September 1, 1993. (Exhibit 4.2.21, 1993 NU Form 10-K, File No. 1-5324)

                        4.2.22.1 Letter of Credit and Reimbursement Agreement (Pollution Control Bonds - Series A, Tax Exempt Refunding) dated as of September 1, 1993. (Exhibit 4.2.23, 1993 NU Form 10-K,
                                   File No. 1-5324)

            4.2.23 Loan Agreement between Connecticut Development Authority and CL&P (Pollution Control Bonds - Series B, Tax Exempt Refunding) dated as of September 1, 1993. (Exhibit 4.2.22, 1993 NU Form 10-K, File No. 1-5324)

                        4.2.23.1 Letter of Credit and Reimbursement Agreement (Pollution Control Bonds - Series B, Tax Exempt Refunding) dated as of September 1, 1993. (Exhibit 4.2.24, 1993 NU Form 10-K,
                                   File No. 1-5324)

#           4.2.24  Amended and Restated Loan Agreement between Connecticut
                    Development Authority and CL&P (Pollution Control Revenue
                    Bond - 1996A Series) dated as of May 1, 1996 and Amended and
                    Restated as of January 1, 1997.

             #          4.2.24.1   Amended and Restated Indenture of Trust
                                   between Connecticut Development Authority and the Trustee (CL&P Pollution Control
                                   Revenue Bond-1996A Series), dated as of
                                   May 1, 1996 and Amended and Restated as of
                                   January 1, 1997.

             #          4.2.24.2   Standby Bond Purchase Agreement among CL&P,
                                   Societe Generale, New York Branch and the
                                   Trustee, dated January 23, 1997.

             #          4.2.24.3   AMBAC Municipal Bond Insurance Policy issued
                                   by the Connecticut Development Authority
                                   (CL&P Pollution Control Revenue Bond-1996A
                                   Series), effective January 23, 1997.

            4.2.25 Amended and Restated Limited Partnership Agreement (CL&P Capital, L.P.) among CL&P, NUSCO, and the persons who became limited partners of CL&P Capital, L.P. in accordance with the provisions thereof dated as of January 23, 1995 (MIPS). (Exhibit A.1 (Execution Copy), File No. 70-8451)

            4.2.26 Indenture between CL&P and Bankers Trust Company, Trustee (Series A Subordinated Debentures), dated as of January 1, 1995 (MIPS). (Exhibit B.1 (Execution Copy), File No. 70-
                    8451)

            4.2.27 Payment and Guaranty Agreement of CL&P dated as of January 23, 1995 (MIPS). (Exhibit B.3 (Execution Copy), File No. 70-8451)

     4.3  Public Service Company of New Hampshire


            4.3.1 First Mortgage Indenture dated as of August 15, 1978 between PSNH and First Fidelity Bank, National Association, New Jersey, Trustee, (Composite including all amendments to May 16, 1991). (Exhibit 4.4.1, 1992 NU Form 10-K, File No.
                    1-5324)

                    4.3.1.1 Tenth Supplemental Indenture dated as of May 1, 1991 between PSNH and First Fidelity Bank, National Association. (Exhibit 4.1, PSNH

                              Current Report on Form 8-K dated February 10, 1992, File No. 1-6392).

      @     4.3.2   Amended and Restated Revolving Credit Agreement, dated as of
                    April 1, 1996.

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

            4.4.1 First Mortgage Indenture and Deed of Trust between WMECO and Old Colony Trust Company, Trustee, dated as of August 1, 1954. (Exhibit 4.4.1, 1993 NU Form 10-K, File No. 1-
                    5324)

                    Supplemental Indentures thereto dated as of:

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

            4.5.1 First Mortgage Indenture and Deed of Trust between NAEC and United States Trust Company of New York, Trustee, dated as of June 1, 1992. (Exhibit 4.6.1, 1992 NU Form 10-K, File No. 1-5324)

            4.5.2 Term Credit Agreement dated as of November 9, 1995. (Exhibit 4.5.2, 1995 NU Form 10-K, File No. 1-5324)


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

    10.7 Form of Power Contract dated as of May 20,1968 between MYAPC and each of CL&P, HELCO, PSNH and WMECO. (Exhibit 4.14, File No. 2-30018)

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

      *     10.10.4 Form of Fourth Amendment to Power Contract dated as    of
                    June 1, 1985 between VYNPC and each of CL&P, PSNH   and
                    WMECO.

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

    10.16 Rate Agreement by and between NUSCO, on behalf of NU, and the Governor of the State of New Hampshire and the New Hampshire Attorney General dated as of November 22, 1989. (Exhibit 10.44, 1989 NU Form 10-K, File No. 1-5324)

            10.16.1 First Amendment to Rate Agreement dated as of December 5,
                    1989.  (Exhibit 10.16.1, 1995 NU Form 10-K, File No. 1-5324)


            10.16.2 Second Amendment to Rate Agreement dated as of December 12,
                    1989. (Exhibit 10.16.2, 1995 NU Form 10-K, File No. 1-5324)


            10.16.3 Third Amendment to Rate Agreement dated as of December 3,
                    1993. (Exhibit 10.16.3, 1995 NU Form 10-K, File No. 1-5324)

            10.16.4 Fourth Amendment to Rate Agreement dated as of September 21,
                    1994. (Exhibit 10.16.4, 1995 NU Form 10-K, File No. 1-5324)

            10.16.5 Fifth Amendment to Rate Agreement dated as of September 9,
                    1994. (Exhibit 10.16.5, 1995 NU Form 10-K, File No. 1-5324)

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
                    File No. 33-35312)

            10.19.2 Form (Composite) of Second Amendment to Exhibit 10.19.
                    (Exhibit 10.18.2, 1993 NU Form 10-K, File No. 1-5324)

    10.20 Agreement dated November 1,1974 for Joint Ownership, Construction and Operation of William F. Wyman Unit No. 4 among PSNH, Central Maine Power Company and other utilities. (Exhibit 5.16 , File No. 2-52900)

            10.20.1 Amendment to Exhibit 10.20 dated June 30, 1975.  (Exhibit
                    5.48, File No. 2-55458)

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

            10.21.2 Service Contract dated as of June 5, 1992 between NAEC and the Service Company. (Exhibit 10.12.5, 1992 NU Form 10-K, File No. 1-5324)

            10.21.3 Form of Annual Renewal of Service Contract.  (Exhibit
                    10.20.3, 1993 NU Form 10-K, File No. 1-5324)

    10.22 Memorandum of Understanding between CL&P, HELCO, HP&E, HWP and WMECO dated as of June 1, 1970 with respect to pooling of generation and transmission. (Exhibit 13.32, File No. 2-38177)

            10.22.1 Amendment to Memorandum of Understanding between CL&P,
                    HELCO, HP&E, HWP and WMECO dated as of February 2, 1982 with respect to pooling of generation and transmission. (Exhibit 10.21.1, 1993 NU Form 10-K, File No. 1-5324)

            10.22.2 Amendment to Memorandum of Understanding between CL&P,
                    HELCO, HP&E, HWP and WMECO dated as of January 1, 1984 with respect to pooling of generation and transmission. (Exhibit 10.21.2, 1994 NU Form 10-K, File No. 1-5324)

    10.23 New England Power Pool Agreement effective as of November 1, 1971, as amended to December 1, 1996. (Exhibit 10.15, 1988 NU Form 10-K, File No. 1-5324.)

            10.23.1 Twenty-sixth Amendment to Exhibit 10.23 dated as of  March
                    15, 1989.  (Exhibit 10.15.1, 1990 NU Form 10-K,  File No. 1-
                    5324)

            10.23.2 Twenty-seventh Amendment to Exhibit 10.23 dated as of
                    October 1, 1990. (Exhibit 10.15.2, 1991 NU Form 10-K, File No. 1-5324)

            10.23.3 Twenty-eighth Amendment to Exhibit 10.23 dated as of
                    September 15, 1992.  (Exhibit 10.18.3, 1992 NU Form  10-K,
                    File No. 1-5324)

            10.23.4 Twenty-ninth Amendment to Exhibit 10.23 dated as of May 1,
                    1993.  (Exhibit 10.22.4, 1993 NU Form 10-K, File No. 1-5324)

            10.23.5 Thirty-second Amendment (Amendments 30 and 31 were withdrawn) to Exhibit 10.23 dated as of September 1, 1995. (Exhibit 10.23.5, 1995 NU Form 10-K, File No. 1-5324)

  *         10.23.6 Thirty-third Amendment to Exhibit 10.23 dated as of December
                    31, 1996 and Form of Interim Independent System Operator
                    (ISO) Agreement.


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

    10.31 Note Agreement dated April 14, 1992, by and between The Rocky River Realty Company (RRR) and Purchasers named therein (Connecticut General Life Insurance Company, Life Insurance Company of North America, INA Life Insurance Company of New York, Life Insurance Company of Georgia), with respect to RRR's sale of $15 million of guaranteed senior secured notes due 2007 and $28 million of guaranteed senior secured notes due 2017. (Exhibit 10.52, 1992 NU Form 10-K, File No. 1-5324)


            10.31.1 Note Guaranty dated April 14, 1992 by Northeast  Utilities pursuant to Note Agreement dated April 14, 1992 between RRR and Note Purchasers, for the benefit of The Connecticut National Bank as Trustee, the Purchasers and the owners of the notes. (Exhibit 10.52.1, 1992 NU Form 10-K, File No. 1-
                    5324)

            10.31.2 Assignment of Leases, Rents and Profits, Security  Agreement
                    and Negative Pledge, dated as of April 14, 1992 among RRR, NUSCO and The Connecticut National Bank as Trustee, securing notes sold by RRR pursuant to April 14, 1992 Note Agreement. (Exhibit 10.52.2, 1992 NU Form 10-K, File No. 1-5324)

* 10.32 Master Trust Agreement dated as of September 2, 1986 between CL&P and WMECO and Colonial Bank as Trustee, with respect to reserve funds for Millstone 1 decommissioning costs.

            10.32.1 Notice of Appointment of Mellon Bank, N.A. as Successor
                    Trustee, dated November 20, 1990, and Acceptance of Appointment. (Exhibit 10.41.1, 1992 NU Form 10-K, File No. 1-5324)

 * 10.33 Master Trust Agreement dated as of September 2, 1986 between CL&P and WMECO and Colonial Bank as Trustee, with respect to reserve funds for Millstone 2 decommissioning costs.

            10.33.1 Notice of Appointment of Mellon Bank, N.A. as Successor
                    Trustee, dated November 20, 1990, and Acceptance of Appointment. (Exhibit 10.42.1, 1992 NU Form 10-K, File No. 1-5324)

 * 10.34 Master Trust Agreement dated as of April 23, 1986 between CL&P and WMECO and Colonial Bank as Trustee, with respect to reserve funds for Millstone 3 decommissioning costs.

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

            10.36.2 Amendment 2 to Exhibit 10.36, effective as of January 1,
                    1994.  (Exhibit 10.35.2, 1993 NU Form 10-K, File No. 1-5324)

            10.36.3 Amendment 3 to Exhibit 10.36, effective as of January 1,
                    1996.  (Exhibit 10.36.3, 1995 NU Form 10-K, File No. 1-5324)

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

            10.37.3 Second Amendment to Exhibit 10.37 dated April 9, 1992.
                    (Exhibit 10.36.3, 1993 NU Form 10-K, File No. 1-5324)

    10.38 Employment Agreement with Bernard M. Fox. (Exhibit 10.48, NU Form 10-Q for the Quarter Ended June 30, 1992, File No. 1-5324)

*   10.39  Transition and Retirement Agreement with Bernard M. Fox.

*   10.40  Employment Agreement with Bruce M. Kenyon.

*   10.41  Employment Agreement with John H. Forsgren.

*   10.42  Employment Agreement with Hugh C. MacKenzie.

*   10.43  Employment Agreement with Ted C. Feigenbaum.

    10.44 Employment Agreement with Robert E. Busch. (Exhibit 10, NU Form 10-Q for the Quarter Ended September 30, 1996, File No. 1-5324)

    10.45 Northeast Utilities Deferred Compensation Plan for Trustees, Amended and Restated December 13, 1994. (Exhibit 10.39, 1995 NU Form 10-K, File No. 1-5324)

    10.46 Deferred Compensation Plan for Officers of Northeast Utilities System Companies adopted September 23, 1986. (Exhibit 10.40, 1995 NU Form 10-K, File No. 1-5324)

    10.47 Reciprocal Support Agreement Among NNECO, NAESCO, CYAPC, YAEC and NUSCO dated January 1, 1996. (Exhibit 10.41, 1995 NU Form 10K, File No. 1-5324)

*  10.48  Receivables Purchase and Sale Agreement (CL&P), dated as of July
          11, 1996.

* 10.49 Receivables Purchase and Sale Agreement (WMECO), dated as of September 11, 1996 and First Amendment dated as of January 15, 1997.

* 10.50 Master Lease Agreement between General Electric Capital Corporation and CL&P, dated as of June 21, 1996.

13 Annual Report to Security Holders (Each of the Annual Reports is filed only with the Form 10-K of that respective registrant.)

*    13.1 Portions of the Annual Report to Shareholders of NU (pages 11 -
          46) that have been incorporated by reference into this Form 10-K.

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