Form 10-Q
period 1997-03-31
NORTHEAST UTILITIES SYSTEM
filed 1997-05-14
CIK 72741

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997


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

                     Class                         Outstanding at April 30, 1997

         Common Shares, $5.00 par value                  136,664,481 shares







                      NORTHEAST UTILITIES AND SUBSIDIARIES

                               TABLE OF CONTENTS



                                                              Page No.



Part I. Financial Information

    Item 1. Financial Statements

            Consolidated Balance Sheets - March 31, 1997
            and December 31, 1996                                2

            Consolidated Statements of Income - Three
            Months Ended March 31, 1997 and 1996                 4

            Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 1997 and 1996           5

            Notes to Consolidated Financial Statements           6

            Report of Independent Public Accountants            14

  Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                       15

Part II.    Other Information

  Item 1.   Legal Proceedings                                   22

  Item 5.   Other Information                                   23

  Item 6.   Exhibits and Reports on Form 8-K                    23

Signatures                                                      25





                                  PART I.  FINANCIAL INFORMATION

NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                     March 31,     December 31,
                                                       1997            1996
                                                  -------------   -------------
                                                      (Thousands of Dollars)
ASSETS
------

Utility Plant, at cost:
  Electric....................................... $  9,722,852    $  9,688,005
  Other..........................................      188,199         189,453
                                                  -------------   -------------
                                                     9,911,051       9,877,458
     Less: Accumulated provision for depreciation    4,061,570       3,979,864
                                                  -------------   -------------
                                                     5,849,481       5,897,594
  Unamortized PSNH acquisition costs.............      469,353         491,709
  Construction work in progress..................      155,140         146,438
  Nuclear fuel, net..............................      198,885         196,424
                                                  -------------   -------------
      Total net utility plant....................    6,672,859       6,732,165
                                                  -------------   -------------
Other Property and Investments:
  Nuclear decommissioning trusts, at market......      418,208         403,544
  Investments in regional nuclear generating
   companies, at equity..........................       87,399          85,340
  Investments in transmission companies, at equity      20,342          21,186
  Investments in Charter Oak Energy, Inc.
   projects (Note 1C).............................      87,286          57,188
  Other, at cost..................................      45,819          43,372
                                                  -------------   -------------
                                                       659,054         610,630
                                                  -------------   -------------
Current Assets:
  Cash and cash equivalents......................      261,409         194,197
  Special deposits...............................        4,686           7,039
  Receivables, net (Note 5)......................      411,384         477,021
  Accrued utility revenues (Note 5)..............      121,197         127,162
  Fuel, materials, and supplies, at average cost.      219,036         211,414
  Recoverable energy costs, net--current portion.       31,960           1,804
  Prepayments and other..........................       57,559          48,279
                                                  -------------   -------------
                                                     1,107,231       1,066,916
                                                   -------------   -------------
Deferred Charges:
  Regulatory assets:
    Income taxes,net.............................      986,477       1,012,343
    Deferred costs--nuclear plants...............      190,094         185,078
    Unrecovered contractual obligations (Note 2).      408,439         435,495
    Recoverable energy costs, net................      298,069         328,863
    Deferred demand side management costs........       76,947          90,129
    Cogeneration costs-CL&P......................       58,029          66,205
    Other........................................       99,335         103,726
  Unamortized debt expense.......................       37,425          38,146
  Other .........................................       75,547          72,052
                                                  ------------    ------------
                                                     2,230,362       2,332,037
                                                  ------------    ------------
Total Assets..................................... $ 10,669,506    $ 10,741,748
                                                  ============    ============

See accompanying notes to consolidated financial statements.








NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                     March 31,     December 31,
                                                       1997            1996
                                                  -------------   -------------
                                                      (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common shareholders' equity:
    Common shares, $5 par value--authorized
     225,000,000 shares; 136,052,053 shares issued
     and 128,799,632 shares outstanding in 1997
     and 136,051,938 shares issued and
     128,444,373 shares outstanding in 1996.......$    680,260    $    680,260
    Capital surplus, paid in......................     935,784         940,446
    Deferred benefit plan--employee stock
         ownership plan...........................    (167,869)       (176,091)
    Retained earnings.............................     817,890         832,520
                                                  -------------   -------------
           Total common shareholders' equity......   2,266,065       2,277,135
  Preferred stock not subject to mandatory
       redemption.................................     136,200         136,200
  Preferred stock subject to mandatory redemption.     274,500         276,000
  Long-term debt..................................   3,574,119       3,613,681
                                                    -----------   -------------
           Total capitalization...................   6,250,884       6,303,016
                                                    -----------   -------------
Minority Interest in Consolidated Subsidiaries....      99,944          99,972
                                                  -------------   -------------
Obligations Under Capital Leases..................     189,128         186,860
                                                  -------------   -------------
Current Liabilities:
  Notes payable to banks..........................     226,250          38,750
  Long-term debt and preferred stock--current
   portion........................................     341,838         319,503
  Obligations under capital leases--current
   portion........................................      19,832          19,305
  Accounts payable................................     328,008         507,139
  Accrued taxes...................................      34,430           7,050
  Accrued interest................................      71,187          51,386
  Accrued pension benefits........................      96,063          99,699
  Nuclear compliance..............................      34,930          63,200
  Other...........................................      76,392          98,570
                                                  -------------    ------------
                                                     1,228,930       1,204,602
                                                  -------------    ------------

Deferred Credits:
  Accumulated deferred income taxes...............   2,024,502       2,044,123
  Accumulated deferred investment tax credits.....     166,776         168,444
  Deferred contractual obligations................     414,685         440,495
  Other...........................................     294,657         294,236
                                                  -------------    ------------
                                                     2,900,620       2,947,298
                                                  -------------    ------------

Commitments and Contingencies (Note 7)

           Total Capitalization and Liabilities...$ 10,669,506    $ 10,741,748
                                                  =============   =============

See accompanying notes to consolidated financial statements.







NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                   ----------------------------
                                                        1997           1996
                                                   -------------  -------------
                                                      (Thousands of Dollars,
                                                     except share information)

Operating Revenues................................ $    975,368   $  1,028,202
                                                   -------------  -------------
Operating Expenses:
  Operation--
     Fuel, purchased and net interchange power....      340,483        311,739
     Other........................................      234,166        278,375
  Maintenance.....................................       99,197         68,463
  Depreciation....................................       89,179         90,944
  Amortization of regulatory assets, net..........       31,397         14,341
  Federal and state income taxes..................       26,848         59,756
  Taxes other than income taxes...................       67,969         71,323
                                                   -------------  -------------
        Total operating expenses..................      889,239        894,941
                                                   -------------  -------------
Operating Income..................................       86,129        133,261
                                                   -------------  -------------

Other Income:
  Deferred nuclear plants return--other funds.....        1,774          3,026
  Equity in earnings of regional nuclear generating
     and transmission companies...................        3,441          3,657
  Other, net......................................        4,618          4,252
  Minority interest in income of subsidiary.......       (2,325)        (2,325)
  Income taxes....................................         (469)           514
                                                   -------------  -------------
        Other income, net.........................        7,039          9,124
                                                   -------------  -------------
        Income before interest charges............       93,168        142,385
                                                   -------------  -------------

Interest Charges:
  Interest on long-term debt......................       70,206         72,424
  Other interest..................................          866          1,142
  Deferred nuclear plants return--borrowed funds..       (3,312)        (5,053)
                                                   -------------  -------------
        Interest charges, net.....................       67,760         68,513
                                                   -------------  -------------

       Income after interest charges..............       25,408         73,872

       Preferred Dividends of Subsidiaries........        7,903          8,370
                                                  -------------  -------------
Net Income........................................ $     17,505   $     65,502
                                                   =============  =============

Earnings Per Common Share......................... $       0.14   $       0.51
                                                   =============  =============

Common Shares Outstanding (average)...............  128,627,693    127,602,379
                                                   =============  =============





See accompanying notes to consolidated financial statements.







NORTHEAST UTILITIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                        -----------------------
                                                            1997        1996
                                                        ----------- -----------
                                                         (Thousands of Dollars)
Operating Activities:
  Income before preferred dividends of subsidiaries.....$   25,408  $   73,872
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation........................................    89,179      90,944
    Deferred income taxes and investment tax credits, net   27,884      (8,230)
    Deferred nuclear plants return, net of amortization.    (5,086)     (4,441)
    Recoverable energy costs, net of amortization.......       638      53,184
    Amortization of PSNH acquisition costs...............   14,141      14,301
    Deferred cogeneration costs, net of amortization.....    8,176      (8,790)
    Deferred demand-side-management
      costs, net of amortization.........................   13,182      16,870
    Deferred nuclear refueling outage, net of amortization  (9,128)      8,254
    Nuclear compliance, net..............................  (28,270)     37,778
    Other sources of cash................................   31,294      77,671
    Other uses of cash...................................   (9,597)    (14,403)
  Changes in working capital:
    Receivables and accrued utility revenues.............   71,602       5,369
    Fuel, materials, and supplies........................   (7,622)     (1,069)
    Accounts payable..................................... (179,131)    (69,669)
    Accrued taxes........................................   17,437      37,767
    Other working capital (excludes cash)................  (12,939)     (8,562)
                                                         ---------- -----------
Net cash flows from operating activities.................   47,168     300,846
                                                         ---------- -----------
Financing Activities:
  Issuance of common shares..............................        3      10,619
  Net increase (decrease) in short-term debt.............  187,500     (59,000)
  Reacquisitions and retirements of long-term debt.......  (21,491)     (6,758)
  Reacquisitions and retirements of preferred stock......     -         (1,500)
  Cash dividends on preferred stock......................   (7,903)     (8,370)
  Cash dividends on common shares........................  (32,135)    (56,082)
                                                         ---------- -----------
Net cash flows from (used for) financing activities......  125,974    (121,091)
                                                         ---------- -----------
Investment Activities:
  Investment in plant:
    Electric and other utility plant.....................  (53,514)    (57,910)
    Nuclear fuel.........................................   (4,987)       (437)
                                                         ---------- -----------
  Net cash flows used for investments in plant...........  (58,501)    (58,347)
  Investments in nuclear decommissioning trusts..........  (13,669)    (14,911)
  Capital contributions to Charter Oak Energy projects...  (28,060)     (2,000)
  Other investment activities, net.......................   (5,700)     (3,501)
                                                         ---------- -----------
Net cash flows used for investments...................... (105,930)    (78,759)
                                                         ---------- -----------
Net Increase In Cash For The Period......................   67,212     100,996
Cash and cash equivalents - beginning of period..........  194,197      29,038
                                                         ---------- -----------
Cash and cash equivalents - end of period................$ 261,409  $  130,034
                                                         ========== ===========


See accompanying notes to consolidated financial statements.






                      NORTHEAST UTILITIES AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   Presentation

          The accompanying unaudited consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in this Form 10-Q, the Annual Report of Northeast Utilities (the company or NU) on Form 10-K for the year ended December 31, 1996 (1996 Form 10-K) and the company's Form 8-Ks dated March 19, 1997 and April 11, 1997. In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1997, the results of operations for the three-month periods ended March 31, 1997 and 1996, and the statements of cash flows for the three-month periods ended March 31, 1997 and 1996. All adjustments are of a normal, recurring, nature except those described below in Note 7A. The results of operations for the three-month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results expected for a full year.

          NU is the parent company of the Northeast Utilities system (the system). The system furnishes franchised retail electric service in Connecticut, New Hampshire, and western Massachusetts through four wholly-owned subsidiaries: The Connecticut Light and Power Company (CL&P), Public Service Company of New Hampshire (PSNH), Western Massachusetts Electric Company (WMECO) and Holyoke Water Power Company. A fifth wholly-owned subsidiary, North Atlantic Energy Corporation (NAEC), sells all of its entitlement to the capacity and output of the Seabrook nuclear power plant to PSNH. In addition to its franchised retail service, the system furnishes firm and other wholesale electric services to various municipalities and other utilities and, on a pilot basis pursuant to state regulatory experiments, provides off-system retail electric service. The system serves about 30 percent of New England's electric needs and is one of the 20 largest electric utility systems in the country as measured by revenues.

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

     B.   New Accounting Standards

          The Financial Accounting Standards Board (FASB) issued two new accounting standards in February 1997: Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" and SFAS 129, "Disclosure of Information about Capital Structure." SFAS 128 and SFAS 129 will be effective for 1997 year-end reporting. Manage-ment believes that the implementation of SFAS 128 and SFAS 129 will not have a material impact on NU's financial position or its results of operations.


          For information regarding the adoption of new accounting standards, see Note 5, "Sale of Customer Receivables," and Note 7B, "Commitments and Contingencies - Environmental Matters," in this Form 10-Q and NU's 1996 Form 10-K.

     C.   Charter Oak Energy, Inc. (COE)

          NU's wholly-owned subsidiary, COE, develops and invests in nonutility generation, exempt wholesale generators, and foreign utility companies as permitted by current law. On March 25, 1997, the NU Board of Trustees directed management to offer COE for sale. COE's revenues and earnings historically have not been material to NU.

          Among other investments, COE has a majority ownership in a natural gas-fired power plant located in Argentina (Ave Fenix Project). In January 1997, COE made an additional investment of approximately $27 million in the Ave Fenix Project as part of the financial closing of the project.

          For further information regarding COE, see NU's 8-K dated March 19, 1997 and NU's 1996 Form 10-K.

     D.   Regulatory Accounting and Assets

          The accounting policies of the operating companies and the accompanying consolidated financial statements conform to generally accepted accounting principles applicable to rate regulated enterprises and reflect the effects of SFAS 71, "Accounting for the Effects of Certain Types of Regulation." Recently, the Securities and Exchange Commission (SEC) has questioned the ability of certain utilities to remain on SFAS 71 in light of state legislation regarding the transition to retail competition. The industry expects guidance on this issue from FASB's Emerging Issues Task Force in the near future.

          While there are restructuring initiatives pending in the NU system companies' respective jurisdictions, the companies are not yet subject to transition plans. Management continues to believe that its use of SFAS 71 accounting is appropriate.

          For additional information regarding regulatory accounting and assets, see Note 8, "New Hampshire Restructuring" and Note 9, "New Hampshire Rates" in this Form 10-Q and NU's 1996 Form 10-K.

2.   CONNECTICUT YANKEE ATOMIC POWER COMPANY (CY)

     CY, in which the NU system companies have a 49 percent ownership interest, owns a nuclear-powered electric generating' plant, which was taken out of service on July 22, 1996. On December 4, 1996, the board of directors of CY voted unanimously to cease permanently the production of power at the plant. In late December 1996, CY filed amendments to its power contracts with the Federal Energy Regulatory Commission (FERC) to clarify any obligations of its purchasing utilities, including CL&P, WMECO and PSNH. This filing estimated the unrecovered obligations, including the funding of decommissioning, to be approximately $762.8 million.

     On February 27, 1997, FERC approved an order for hearing which, among other things, accepted CY's contract amendments for filing and suspended the new rates for a nominal period. The new rates became effective March 1, 1997, subject to refund. At March 31, 1997, the NU system's share of the CY unrecovered contractual obligation, which has also been recorded as a regulatory asset, was $352.7 million.

     For further information regarding CY, see NU's 1996 Form 10-K.

3.   SHORT-TERM DEBT

     On April 11, 1997, NU, CL&P and WMECO entered into an interim financing arrangement which waives certain financial covenants under an earlier revolving credit agreement with a group of banks and requires the companies to effect certain amendments to the agreement. For further information regarding this interim financing arrangement see NU's Form 8-K dated April 11, 1997 and NU's 1996 Form 10-K.

4.   CAPITALIZATION

     Rocky River Realty Company (RRR): On April 17, 1997, the holders of $38.4 million of RRR's notes elected to have RRR repurchase the notes at par. RRR is obligated to find an alternate purchaser for the notes by approximately July 1, 1997 and has 60 more days to consummate the repurchase should a purchaser be found. For additional information regarding RRR's obligations, see NU's 1996 Form 10-K.

     Downgrade Event: On April 28, 1997, Moody's Investors Services announced that it was downgrading both CL&P's and WMECO's first mortgage bonds from their "Baa3" rating to a "Ba1" rating. This rating change has placed CL&P's and WMECO's first mortgage bonds in Moody's below investment grade category.

     Northeast Nuclear Energy Company (NNECO): NNECO is a subsidiary of NU which manages the three Millstone units. At March 31, 1997, NNECO had $24.1 million of notes outstanding that are due in 2019. As a result of the downgrading of CL&P's and WMECO's first mortgage bonds NNECO is required, under the terms of the notes, to make a series of four equal annual prepayments to the noteholder that effectively result in the notes being fully repaid by May 2000. Therefore, approximately $6 million of the notes has been reclassified as a current obligation. NNECO is evaluating alternative financing.

5.   SALE OF CUSTOMER RECEIVABLES

     CL&P and WMECO have entered into agreements to sell up to $200 million and $40 million, respectively, of eligible customer billed and unbilled accounts receivable. As of March 31, 1997, CL&P and WMECO have sold approximately $200 million and $15 million, respectively, of their accounts receivable under their respective sales agreements.

     The FASB issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in June 1996. SFAS 125 became effective on January 1, 1997, and establishes, in part, criteria for concluding whether a transfer of financial assets in exchange for consideration should be accounted for as a sale or as a secured borrowing. At present, CL&P and WMECO are required to record their respective sales of customer accounts receivable as secured short-term borrowings. CL&P and WMECO are currently in the process of restructuring their accounts receivable sales agreements to permit the companies to treat these transactions as sales as permitted under SFAS 125.

     For additional information regarding CL&P's and WMECO's sales of customer receivables, see NU's 1996 Form 10-K.

6.   INTEREST RATE AND FUEL PRICE MANAGEMENT

     Fuel Price Management: As of March 31, 1997, CL&P had outstanding fuel price management agreements with a total notional value of approximately $215.5 million with a negative mark-to-market position of approximately $2.5 million. Since March 31, 1997, CL&P has entered into additional fuel price management agreements with a total notional value of approximately $44.8 million.

     Under the terms of CL&P's fuel price management agreements, CL&P can be required to post cash collateral with its counterparties approximately equivalent to the amount of a negative mark-to-market position. In general, the amount of collateral is to be returned to CL&P when the mark-to-market position becomes positive, when CL&P meets specified credit ratings, or when an agreement ends.

     Interest Rate Management: As of March 31, 1997, NAEC had outstanding interest rate management agreements with a total notional value of approximately $200 million with a positive mark-to-market position of approximately $4.6 million.

     Credit Risk: These fuel price and interest rate management agreements have been made with various financial institutions, each of which is rated "BBB+" or better by Standard & Poor's ratings group. CL&P and NAEC are exposed to credit risk on fuel price and interest rate management instruments if the counterparties fail to perform their obligations. However, management anticipates that the counterparties will be able to satisfy their obligations under the agreements fully.

     For further information on fuel price and interest rate management instruments, see the MD&A in this Form 10-Q and NU's 1996 Form 10-K.

7.   COMMITMENTS AND CONTINGENCIES

      A.  Nuclear Performance

          Millstone: NU has a 100-percent ownership interest in Millstone 1 and 2 and a 68-percent ownership interest in Millstone 3. Millstone units 1, 2, and 3 (Millstone) have been out of service since November 4, 1995, February 21, 1996, and March 30, 1996, respectively.

          Millstone 3 has been designated as the lead unit for restart. Millstone 2 remains on a schedule to be ready for restart shortly after Millstone 3. To provide the resources and focus for Millstone 3, the work on the restart of Millstone 1 will be reduced until late in 1997 then the full work effort will be resumed.

          Management believes that Millstone 3 will be ready for restart around the end of the third quarter of 1997, Millstone 2 in the fourth quarter of 1997, and Millstone 1 in the first quarter of 1998. Because of the need for completion of independent inspections and reviews and for the Nuclear Regulatory Commission (NRC) to complete its processes before the NRC Commissioners can vote on permitting a unit to restart, the actual beginning of operations is expected to take several months beyond the time when a unit is declared ready for restart. The NRC's internal schedules at present indicate that a meeting of the Commissioners to act upon a Millstone 3 restart request could occur by mid-December if NU, the independent review teams and NRC staff concur that the unit is ready for restart by that time. Management hopes that Millstone 3 can begin operating by the end of 1997.

          Based on a recent review of the work efforts and budgets, management believes that the overall 1997 nuclear spending levels - both nuclear operations and maintenance (O&M) expenditures and associated support services and capital expenditures - will be approximately the same as previously estimated. However, 1997 nuclear O&M expenditures and related support services are expected to increase slightly, while 1997 capital expenditures are expected to decrease. Management also believes that it is possible that 1997 nuclear spending will increase somewhat as the detailed work needed to restore the units to service progresses.

          The total cost to restart the units cannot be estimated at this time. Management will continue to evaluate the costs to be incurred for the remainder of 1997 and in 1998 to determine whether adjustments to the existing reserves are required.

          NU expensed approximately $87 million of non-fuel nuclear operation and maintenance costs in the first quarter of 1997. An additional $28.3 million was expended in the first quarter of 1997 and charged against the reserve established in 1996. The balance of the reserve at March 31, 1997 was $38 million.

          Replacement power costs attributable to the Millstone outages averaged approximately $35 million per month during the first quarter of 1997 and are projected to average approximately $30 million per month for the remainder of 1997.

          Maine Yankee Atomic Power Company (MY): MY owns a nuclear-powered electric generating unit which has been out of service since December 6, 1996 and is currently on the NRC's watch list. MY is projected to incur substantially increased costs over the balance of 1997 while the unit is not operating. The owners of MY are evaluating a range of options with respect to MY's future operations. NU's monthly replacement power costs attributable to MY being out of service are projected to average approximately $2 million.

          For further information regarding nuclear performance, see the MD&A in this Form 10-Q and NU's 1996 Form 10-K.

     B.   Environmental Matters

          In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities" (SOP). The principal objective of the SOP is to improve the manner in which existing authoritative accounting literature is applied by entities to specific situations of recognizing, measuring, and disclosing environmental remediation liabilities. The SOP became effective January 1, 1997. The adoption of the SOP resulted in a $1 million increase to the environmental reserve.

          At March 31, 1997, the NU system's net liability for its estimated remediation costs, excluding recoveries from insurance companies and other third parties, was approximately $14 million, which management has determined to be the most probable amount within a range of $14 million to $30 million.

          For additional information regarding environmental matters, see NU's 1996 Form 10-K.

     C.  Nuclear Insurance Contingencies

         Insurance has been purchased to cover the primary cost of repair, replacement or decontamination of utility property resulting from insured occurrences. The NU system is subject to retroactive assessments if losses exceed the accumulated funds available to the insurer. Based on the most recent renewal, the maximum potential assessment against the NU system with respect to losses arising during the current policy year is approximately $14.3 million under the primary property insurance program.

         For additional information regarding nuclear insurance contingencies, see NU's 1996 Form 10-K.

     D.  Construction Program

         The construction program is subject to periodic review and revision by management. As a result of the most recent capital program review, management has decreased the construction program forecast for 1997 expenditures from $280 million to $233 million.

         For additional information regarding NU's construction program, see NU's 1996 Form 10-K.

     E.  Long-Term Contractual Arrangements

         For information regarding long-term contractual arrangements, see NU's 1996 Form 10-K.

8.   NEW HAMPSHIRE RESTRUCTURING

     On March 19, 1997, the New Hampshire Public Utilities Commission (NHPUC) issued a stay of its February 28, 1997 restructuring orders (Restructuring Orders) pending conclusion of rehearings on portions of the Restructuring Orders. On April 28, 1997, the United States District Court for Rhode Island (the Court), sitting for the District Court for New Hampshire, determined that it would not abstain from deciding PSNH's and affiliates' challenge to the NHPUC decision. The Court is scheduled to begin hearings on the merits of the case in June.

     For further information regarding New Hampshire restructuring, see NU's Form 8-K dated March 19, 1997 and NU's 1996 Form 10-K.


9.   NEW HAMPSHIRE RATES

     On May 2, 1997, PSNH filed a rate case with the NHPUC requesting base rates to remain at their current level after PSNH's seven-year fixed-rate period ends on May 31, 1997.

     In a separate filing, PSNH requested an increase in the Fuel and Purchased Power Adjustment Clause (FPPAC), based on the fact that as of June 1, 1997, PSNH will no longer be able to defer for future collection any of the payments it makes to independent power producers. If approved, the proposed increase in the FPPAC charge would result in a six percent increase in customers' bills as of June 1, 1997.

     For further information on New Hampshire Rates, see the MD&A in this Form 10-Q and NU's 1996 Form 10-K.

10.  LEASES

     On June 21, 1996, CL&P entered into an operating lease with a third party to acquire the use of four turbine generators having an installed cost of approximately $70 million. Based on projections of its first quarter 1997 financial results, it was determined that CL&P would not be in compliance with a financial coverage test required under the lease agreement. CL&P has requested, and obtained, a temporary waiver from the lessors for the financial coverage test that would have been breached, and is currently negotiating with the lessor for a long-term solution.

     For additional information regarding this lease, and related issues regarding external financings, see Note 3, "Short-Term Debt" and Note 4, "Capitalization," in this Form 10-Q and NU's 1996 Form 10-K.



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Northeast Utilities:

We have reviewed the accompanying consolidated balance sheet of Northeast Utilities (a Massachusetts trust) and subsidiaries as of March 31, 1997, and the related consolidated statements of income and cash flows for the three-month period ended March 31, 1997 and 1996. These financial statements are the responsibility of the company's management.

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

Hartford, Connecticut
May 9, 1997









                      NORTHEAST UTILITIES AND SUBSIDIARIES

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


This section contains management's assessment of Northeast Utilities and subsidiaries' (NU or the system) financial condition and the principal factors having an impact on the results of operations. This discussion should be read in conjunction with NU's consolidated financial statements and footnotes in this Form 10-Q, the 1996 Form 10-K, and the Form 8-Ks dated March 19, 1997 and April 11, 1997.

FINANCIAL CONDITION

Overview

The outages at the three Millstone units (Millstone) continue to have a significant negative impact on NU's earnings. Earnings for the first quarter of 1997 were $0.14 cents per common share compared to $0.51 cents per common share for the first quarter of 1996. The lower earnings were primarily attributable to replacement-power expenditures for the Millstone units in the first quarter of 1997. In 1996, two of the Millstone units were operating for some part of the first quarter. First quarter 1997 earnings were also negatively affected by a much milder winter. Retail kilowatt-hour sales for the quarter decreased 3.7 percent from 1996. Although nuclear operation and maintenance spending was higher in 1997, this impact was offset by reserves for nuclear expenditures recognized in 1996.

In 1997, while all three units are out of service, NU expects to operate on a roughly break-even basis. A loss for the second quarter is likely given the seasonality of NU's sales and the continued high level of replacement power and nuclear operation and maintenance expenditures. Monthly replacement-power costs attributable to the Millstone outages averaged approximately $35 million during the first quarter, and are projected to average approximately $30 million for the remainder of 1997. The higher replacement-power costs in the first quarter were due primarily to higher fuel prices.

The NU Board of Trustees (the Board) evaluates the dividend on NU's common shares quarterly. At its March 25, 1997 meeting, the Board adopted a resolution suspending the quarterly dividend on NU's common shares indefinitely, beginning with the dividend that would have otherwise been payable for the quarter ending June 30, 1997. Suspension of the dividend will enable NU to conserve approximately $130 million on an annual basis. For further information on the dividend suspension, see NU's Form 8-K dated March 19, 1997.

Millstone Outages

NU has a 100-percent ownership interest in Millstone 1 and 2 and a 68-percent ownership interest in Millstone 3. Millstone units 1, 2 and 3 (Millstone) have been out of service since November 4, 1995, February 21, 1996, and March 30, 1996, respectively.

Millstone 3 has been designated as the lead unit for restart. Millstone 2 remains on a schedule to be ready for restart shortly after Millstone 3. To provide the resources and focus for Millstone 3, the work on the restart of Millstone 1 will be reduced until late in 1997 when the full work effort will be resumed.

Management believes that Millstone 3 will be ready for restart around the end of the third quarter of 1997, Millstone 2 in the fourth quarter of 1997 and Millstone 1 in the first quarter of 1998. Because of the need for completion of independent inspections and reviews and for the Nuclear Regulatory Commission
(NRC) to complete its processes before the NRC Commissioners can vote on permitting a unit to restart, the actual beginning of operations is expected to take several months beyond the time when a unit is declared ready for restart. The NRC's internal schedules at present indicate that a meeting of the Commissioners to act upon a Millstone 3 restart request could occur by mid-December if NU, the independent review teams and NRC staff concur that the unit is ready for restart by that time. Management hopes that Millstone 3 can begin operating by the end of 1997.

Based on a recent review of the work efforts and budgets, management believes that the overall 1997 nuclear spending levels - both nuclear operations and maintenance (O&M) expenditures and associated support services and capital expenditures - will be approximately the same as previously estimated. However, 1997 nuclear O&M expenditures and related support services are expected to increase slightly, while 1997 capital expenditures are expected to decrease. Management also believes that it is possible that 1997 nuclear spending will increase somewhat as the detailed work needed to restore the units to service progresses.

Although 1998 nuclear operating budgets have not been established at this time, management believes that the nuclear spending levels at Millstone will be reduced considerably from 1997 levels, although they will be higher than before the station was placed on the NRC's Watch List. The actual level of 1998 spending will depend on when the units return to operation and the cost of restoring them to service. The total cost to restart the units cannot be estimated at this time. Management will continue to evaluate the costs to be incurred for the remainder of 1997 and in 1998 to determine whether adjustments to the existing reserves are required.

For further information on the current Millstone outages, see NU's 1996 Form
10-K.

Capacity

During 1996 and continuing into 1997, the NU system companies have taken measures to improve their capacity position. NU anticipates spending approximately $70 million for additional capacity-related costs in 1997, of which $46 million is expected to be expensed. The projected 1997 capacity-related expenditures have increased from previous estimates due to additional improvements to existing fossil units and the NU system's estimated share of costs to reactivate generating units in New England. In the first quarter of 1997, NU spent approximately $18 million to ensure adequate generating capacity, of which $5 million was expensed.

NU has a 20 percent ownership interest in the Maine Yankee nuclear generating facility (MY). MY is projected to incur substantially increased costs over the balance of 1997 while the unit is not operating. The owners of MY are evaluating a range of options with respect to MY's future operations. NU's monthly replacement-power costs while MY is out of service are projected to average approximately $2 million.

For further information on capacity-related issues and MY, see NU's 1996 Form 10-K.

Liquidity and Capital Resources

Cash provided from operations decreased approximately $254 million in the first quarter of 1997, from 1996, primarily due to higher 1997 cash operating costs related to the Millstone outages, and the pay down of the 1996 year end accounts payable balance. The year end accounts payable balance was relatively high due to costs related to a severe December storm and costs associated with the Millstone outages that had been incurred but not yet paid by the end of 1996. Net cash from financing activities increased approximately $247 million, primarily due to the increase in short-term borrowings through the use of $215 million of two accounts receivable facilities established in 1996. Net cash from financing activities was also impacted by lower cash dividends on NU common shares, partially offset by higher long-term debt retirements and lower NU common share issuances. Cash used for investments increased approximately $27 million, primarily due to higher investments by NU's wholly owned subsidiary, Charter Oak Energy (COE). For further information on COE, see the Notes to Consolidated Financial Statements, Note 1C, in this Form 10-Q.

On April 1, 1997, $193 million of The Connecticut Light and Power Company's (CL&P) first mortgage bonds matured. CL&P funded the maturity with cash available from long-term debt issuances that took place in 1996 in anticipation of this maturity.

Western Massachusetts Electric Company (WMECO) and CL&P expect to issue $60 million, in May 1997, and $200 million, in June 1997, of first mortgage bonds, respectively. The proceeds will be used to repay a portion of outstanding short-term debt. The short-term debt has been incurred for general working capital purposes, including costs associated with the current outages at Millstone, bond maturities and preferred stock redemptions.

On April 11, 1997, NU, CL&P and WMECO entered into an interim financing arrangement which waives certain financial covenants under an earlier revolving credit agreement with a group of banks and requires the companies to effect certain amendments to the agreement. For further information on the interim arrangement, see NU's 1996 Form 10-K and NU's Form 8-K dated April 11, 1997.

On April 17, 1997, the holders of $38 million of notes issued by NU's real estate company (Rocky River Realty Company or RRR) required RRR to repurchase the notes. RRR is currently investigating alternatives to refinance the notes. For further information on the RRRs' notes, see NU's 1996 Form 10-K.

In April 1997, Moody's Investors Services (Moody's) downgraded most of the securities ratings of CL&P and WMECO because of the extended Millstone outages. As a result, all NU system securities are currently rated below investment grade by Moody's. Moody's is no longer reviewing CL&P and WMECO for further downgrades, however, NU, Public Service Company of New Hampshire (PSNH) and North Atlantic Energy Corporation (NAEC) remain under review. This action will adversely affect the availability and cost of funds for the NU system companies.

As a result of the downgrade, $24 million of Northeast Nuclear Energy Company (NNECO) notes outstanding as of March 31, 1997, that were due in 2019, have been accelerated, causing the notes to become due in four equal annual installments from May 1997 through May 2000. NNECO is considering financing alternatives. For further information on NNECO's note, see the Notes to Consolidated Financial Statements, Note 4, in this Form 10-Q.

On June 21, 1996, CL&P entered into an operating lease with a third party to acquire the use of four turbine generators having an installed cost of approximately $70 million. Based on projections of its first quarter 1997 financial results, it was determined that CL&P would not be in compliance with a financial coverage test required under the lease agreement. CL&P has requested, and obtained, a temporary waiver from the lessors for the financial coverage test that would have been breached, and is currently negotiating with the lessor for a long-term solution. For further information on CL&P's lease, see NU's 1996 Form 10-K.

Each major company in the NU system finances its own needs. Neither CL&P nor WMECO have any agreements containing cross defaults based on events or occurrences involving NU, PSNH or NAEC. Similarly, neither PSNH nor NAEC have any agreements containing cross defaults based on events or occurrences involving NU, CL&P or WMECO. Nevertheless, it is possible that investors will take negative operating results or regulatory developments at one company in the NU system into account when evaluating other companies in the NU system. That could, as a practical matter and despite the contractual and legal separations among the NU companies, negatively affect each company's access to the financial markets.

For information on NU's construction programs, see the Notes to Consolidated Financial Statements, Note 7D, in this Form 10-Q.


Restructuring

New Hampshire

On March 19, 1997, the New Hampshire Public Utilities Commission (NHPUC) issued a stay of its February 28, 1997 restructuring orders (Restructuring Orders) pending conclusion of rehearings on portions of the Restructuring Orders. On April 28, 1997, the United States District Court for Rhode Island (the Court), sitting for the District Court of New Hampshire, determined that it would not abstain from deciding PSNH's and affiliates' challenge to the NHPUC decision. The Court is scheduled to begin hearings on the merits of the case in June.

On May 2, 1997, PSNH filed a retail rate case with the NHPUC. PSNH is not requesting an increase in base rates but has asked the NHPUC to maintain its current base rate level. The fixed rate period under the Rate Agreement ends on May 31, 1997.

In a separate filing, PSNH requested a 6 percent increase in its Fuel and Purchased Power Adjustment Clause (FPPAC) billings, effective June 1, 1997. This increase is primarily the result of recognizing currently costs associated with independent power producer payments, which had been previously deferred for collection. The FPPAC will continue to operate until the year 2000.

For further information on New Hampshire restructuring issues and rate matters, see NU's 1996 Form 10-K and Form 8-K dated March 19, 1997.

Potential Accounting Impacts

NU follows accounting principles in accordance with the Statement of Financial Accounting Standards (SFAS) 71 "Accounting for the Effects of Certain Types of Regulation," which allows the economic effects of rate regulation to be reflected. Recently, the Securities and Exchange Commission has questioned the ability of certain utilities to remain on SFAS 71 in light of state legislation regarding the transition to retail competition. The industry expects guidance on this issue from the Financial Accounting Standards Board's Emerging Issues Task Force in the near future. While there are restructuring initiatives pending in the NU system companies' respective jurisdictions, NU's companies are not yet subject to transition plans. Management continues to believe that the application of SFAS 71 accounting is appropriate.

For further information on restructuring, see NU's 1996 Form 10-K.

Risk Management Instruments

CL&P uses fuel price management instruments to reduce a portion of the fuel price risk associated with certain of its long-term negotiated energy contracts. CL&P's fuel price management instruments seek to minimize exposure associated with rising fuel prices and effectively fix the cost of fuel and maintain the profitability of certain of its long-term negotiated contract sales.

NAEC uses interest rate management instruments to reduce interest rate risk associated with its $200 million variable rate bank notes. NAEC's interest rate management instruments effectively fix its variable rate bank note at 7.82 percent.

Neither the CL&P nor the NAEC instruments are used for trading purposes. The differential paid or received as fuel prices or interest rates change is recognized in income when realized.

As of March 31, 1997, CL&P and NAEC had outstanding fuel price and interest rate management instruments with a total notional value of approximately $215 million and $200 million, respectively. The settlement amounts associated with the instruments increased fuel expense by approximately $0.9 million for CL&P and increased interest expense by approximately $0.2 million for NAEC for the first quarter of 1997. Since March 31, 1997, CL&P has entered into additional fuel price management agreements with a total notional value of approximately $45 million. For further information on risk management instruments, see the Notes to Consolidated Financial Statements, Note 6, in this Form 10-Q.


RESULTS OF OPERATIONS
                                                   Income Statement Variances
                                                      Increase/(Decrease)
                                                      Millions of Dollars

                                                     First
                                                    Quarter            Percent


Operating revenues                                   $(53)               (5)%

Fuel, purchased and net
  interchange power                                    29                 9
Other operation                                       (44)              (16)
Maintenance                                            31                45
Amortization of
  regulatory assets, net                               17                (a)
Federal and state income taxes                        (32)              (54)


Net Income                                            (48)              (73)

(a) Percentage greater than 100


Comparison of the First Quarter of 1997 to the First Quarter of 1996


Total operating revenues decreased in 1997, primarily due to lower fuel recoveries and lower retail sales, partially offset by higher regulatory decisions. Fuel recoveries decreased $54 million primarily due to lower recoveries under CL&P's and PSNH's fuel clauses. Retail sales decreased 3.7 percent ($26 million) primarily due to milder weather in 1997. Regulatory decisions increased revenues by $17 million, primarily due to the mid-1996 retail rate increase for PSNH and lower reserves for CL&P over-recoveries of demand-side-management costs.

Fuel, purchased, and net interchange power expense increased in 1997, primarily due to higher replacement-power costs in 1997 due to the nuclear outages, partially offset by the timing of the recognition of costs under PSNH's and CL&P's fuel clauses.

Other operation and maintenance expense decreased in 1997. The major factors were the recognition of nuclear reserves in the first quarter of 1996 ($38 million) and spending against these reserves in the first quarter of 1997 ($28 million); lower recognition of nuclear refueling outage costs primarily as a result of the 1996 CL&P Rate Settlement ($10 million), partially offset by higher costs associated with the Millstone outages ($50 million); higher 1997 costs associated with meeting capacity requirements ($5 million); higher capacity charges from purchased power due to the Millstone outages ($5 million); and higher capacity charges from MY ($5 million).

Amortization of regulatory assets, net increased in 1997, primarily due to the completion of CL&P cogeneration deferrals in 1996 and increased amortization in 1997 ($14 million); and higher amortizations as a result of the 1996 CL&P Rate Settlement ($8 million). These were partially offset by the completion of the amortization of phase-in costs for Seabrook and Millstone 3 in 1996 ($6 million).

Federal and state income taxes decreased in 1997, primarily due to lower book taxable income.







                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

1. Three additional class actions against NU and certain present and former officers of NU are now pending in the United States District Court for the District of Connecticut. The complaints in these lawsuits, as with the other four class actions, allege that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and the common law by disseminating false and misleading statements about nuclear operations to NU's shareholders, the SEC and the public. The plaintiffs sue individually and on behalf of a class of shareholders who purchased or otherwise acquired NU common shares from March 18, 1994 through April 5, 1996. NU believes that all of these class actions are without merit and intends to vigorously defend in all such actions.

For additional information on shareholder litigation against NU, see "Item 3 - Legal Proceedings" in NU's 1996 Form 10-K.

2. On April 23, 1997, CL&P, Northeast Utilities Service Company, the Long Island Lighting Company, and the Long Island Soundkeeper Fund, Inc. jointly filed a Stipulation of Dismissal in Federal District Court, which settled the Soundkeeper's citizens suit under the Federal Clean Water Act regarding leaks from the Long Island cable into the Long Island Sound. The settlement will not impose material costs on CL&P or any other NU system companies.

     For additional information on this litigation and the consent order, see "Item 1. Business - Other Regulatory and Environmental Matters - Environmental Regulation" and "Item 3 - Legal Proceedings" in NU's 1996 Form 10-K.

3. The Connecticut Department of Environmental Protection has referred to the Connecticut Attorney General a series of alleged environmental violations at Millstone for a possible civil penalty action. Management does not believe that this action will have a material adverse impact on the NU system.

     For additional information regarding a criminal investigation related to this matter, see "Item 3 - Legal Proceedings" in NU's 1996 Form 10-K.

4. On May 9, 1997, the Town of Haddam (Town) and CY reached an agreement regarding the repayment of property taxes due CY for the tax years beginning October 1, 1991 through October 1, 1995. The Town will repay to CY an amount totaling $13,990,000 which is inclusive of taxes and interest for those years. As part of this negotiated settlement, the Town has paid CY $2,000,000 and may bond all or part of the remaining $11,990,000. This settlement results from the decision of a Connecticut court on September 5, 1996 in which the court found that the Town had overassessed the property owned by CY.

     For additional information regarding this matter, see "Item 3 - Legal Proceedings" in NU's 1996 Form 10-K.

5. In April 1996, NU received a letter from a representative of a shareholder demanding that it commence legal action against NU's CEO, Bernard M. Fox, and certain unnamed officers and directors with regard to operations at Millstone. NU was subsequently served with seven civil complaints, brought as derivative actions, naming as defendants certain current and former trustees and officers seeking to recover unspecified damages for alleged losses purportedly arising out of NU's operations at Millstone. The parties, including the representative of the shareholder demand letter, are now involved in a mediation, which appears to be making some progress towards a resolution of this matter.

     For more information regarding these proceedings, see "Item 3 - Legal Proceedings" in NU's 1996 Form 10-K.

ITEM 5. OTHER INFORMATION

1. In March 1997, an additional Section 2.206 petition was filed with the NRC. The petition seeks enforcement action and the placement of certain restrictions on the decommissioning activities at the CY nuclear power plant. Specifically, the petitioners requested that the NRC issue a civil monetary penalty to assure compliance with radiation protection requirements, and that CY's license be modified to prohibit any decommissioning activities for a six month period following any radiological contamination event. In addition, petitioners
requested that CY be placed on the NRC's "watch list."   Management is currently
evaluating whether and how to respond to this petition.

     For additional information relating to other Section 2.206 petitions, see "Item 3 - Legal Proceedings" in NU's 1996 Form 10-K.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Listing of Exhibits:

      Exhibit Number          Description



              15              Letter regarding unaudited financial information

              27              Financial Data Schedule

(b)   Reports on Form 8-K:

      1.  NU filed a Form 8-K dated March 19, 1997 disclosing that:

            * On March 25, 1997, the NU Board of Trustees adopted a resolution suspending the quarterly dividends on NU's common shares.

            * On March 25, 1997, the NU Board of Trustees also approved the offering for sale of Charter Oak Energy, Inc.

            * On March 19, 1997, the NHPUC issued a stay of its February 28, 1997 restructuring orders pending conclusions of a rehearing.

      2. NU filed a Form 8-K dated April 11, 1997 disclosing that NU, CL&P and WMECO had entered into an interim arrangement that waives certain financial covenants and requires the restructuring of the revolving credit agreement that the three companies had entered into in November 1996.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                        NORTHEAST UTILITIES
                                            Registrant




Date  May 9, 1997                    By  /s/ John H. Forsgren

                                             John H. Forsgren
                                             Executive Vice President
                                             and Chief Financial Officer




Date  May 9, 1997                    By  /s/ John J. Roman

                                             John J. Roman
                                             Vice President and Controller




                                                   Exhibit 15





                                                   May 9, 1997





To Northeast Utilities:

We are aware that Northeast Utilities has incorporated by reference in its Registration Statement No. 33-34622, No. 33-40156, No. 33-44814, and No. 33-63023 its Form 10-Q for the quarter ended March 31, 1997, which includes our report dated May 9,1997 covering the unaudited interim financial information contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.

Very truly yours,


/s/ Arthur Andersen LLP

    Arthur Andersen LLP