Form 10-Q
period 1997-06-30
NORTHEAST UTILITIES SYSTEM
filed 1997-08-13
CIK 72741

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes     X         No


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                       Outstanding at July 31, 1997

         Common Shares, $5.00 par value              136,765,644 shares









                      NORTHEAST UTILITIES AND SUBSIDIARIES

                               TABLE OF CONTENTS



                                                              Page No.



Part I. Financial Information

    Item 1. Financial Statements

      Consolidated Balance Sheets - June 30, 1997
      and December 31, 1996                                                  2

      Consolidated Statements of Income - Three
      Months and Six Months Ended June 30, 1997 and 1996                     4

      Consolidated Statements of Cash Flows -
      Six Months Ended June 30, 1997 and 1996                                5

      Notes to Consolidated Financial Statements                             6

      Report of Independent Public Accountants                              14

    Item 2.    Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                                15

Part II.    Other Information
  Item 1.   Legal Proceedings                                               27

  Item 4.   Submission of Matters to a Vote of
            Security Holders                                                28

  Item 5.   Other Information                                               29

  Item 6.   Exhibits and Reports on Form 8-K                                29

Signatures                                                                  31



                                  PART I.  FINANCIAL INFORMATION

NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                              June 30,      December 31,
                                                                1997            1996
                                                           -------------   -------------
                                                               (Thousands of Dollars)
ASSETS
------

Utility Plant, at cost:
  Electric................................................ $  9,767,414    $  9,685,155
  Other...................................................      190,945         192,303
                                                           -------------   -------------
                                                              9,958,359       9,877,458
     Less: Accumulated provision for depreciation.........    4,146,199       3,979,864
                                                           -------------   -------------
                                                              5,812,160       5,897,594
  Unamortized PSNH acquisition costs......................      446,997         491,709
  Construction work in progress...........................      151,724         146,438
  Nuclear fuel, net.......................................      199,343         196,424
                                                           -------------   -------------
      Total net utility plant.............................    6,610,224       6,732,165
                                                           -------------   -------------
Other Property and Investments:
  Nuclear decommissioning trusts, at market...............      440,140         403,544
  Investments in regional nuclear generating
   companies, at equity...................................       89,105          85,340
  Investments in transmission companies, at equity........       21,114          21,186
  Investments in Charter Oak Energy, Inc. projects........       87,431          57,188
  Other, at cost..........................................       68,621          43,372
                                                           -------------   -------------
                                                                706,411         610,630
                                                           -------------   -------------
Current Assets:
  Cash and cash equivalents...............................      137,569         194,197
  Special deposits........................................        1,016           7,039
  Receivables, net (Note 4)...............................      361,728         477,021
  Accrued utility revenues (Note 4).......................      117,587         127,162
  Fuel, materials, and supplies, at average cost..........      223,396         211,414
  Recoverable energy costs, net--current portion..........       50,306           1,804
  Prepayments and other...................................       66,334          48,279
                                                           -------------   -------------
                                                                957,936       1,066,916
                                                           -------------   -------------
Deferred Charges:
  Regulatory assets:
    Income taxes,net......................................      969,040       1,012,343
    Deferred costs--nuclear plants........................      195,266         185,078
    Unrecovered contractual obligations...................      383,414         435,495
    Recoverable energy costs, net.........................      312,754         328,863
    Deferred demand side management costs.................       52,800          90,129
    Cogeneration costs....................................       49,817          66,205
    Other.................................................      100,421         103,726
  Unamortized debt expense................................       39,931          38,146
  Other ..................................................       76,307          72,052
                                                           ------------    ------------
                                                              2,179,750       2,332,037
                                                           ------------    ------------

Total Assets.............................................. $ 10,454,321    $ 10,741,748
                                                           ============    ============

See accompanying notes to consolidated financial statements.





NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                              June 30,      December 31,
                                                                1997            1996
                                                           -------------   -------------
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common shareholders' equity:
    Common shares, $5 par value--authorized
     225,000,000 shares; 136,742,106 shares issued and
     129,709,676 shares outstanding in 1997 and
     136,051,938 shares issued and 128,444,373 shares
     outstanding in 1996.................................. $    683,711    $    680,260
    Capital surplus, paid in..............................      935,294         940,446
    Deferred benefit plan--employee stock
      ownership plan......................................     (162,776)       (176,091)
    Retained earnings.....................................      753,452         832,520
                                                           -------------   -------------
           Total common shareholders' equity..............    2,209,681       2,277,135
  Preferred stock not subject to mandatory redemption.....      136,200         136,200
  Preferred stock subject to mandatory redemption.........      249,500         276,000
  Long-term debt..........................................    3,591,516       3,613,681
                                                           -------------   -------------
           Total capitalization...........................    6,186,897       6,303,016
                                                           -------------   -------------
Minority Interest in Consolidated Subsidiaries............       99,917          99,972
                                                           -------------   -------------
Obligations Under Capital Leases..........................      188,666         186,860
                                                           -------------   -------------
Current Liabilities:
  Notes payable to banks..................................      145,000          38,750
  Long-term debt and preferred stock--current
   portion................................................      301,583         319,503
  Obligations under capital leases--current
   portion................................................       19,893          19,305
  Accounts payable........................................      359,423         507,139
  Accrued taxes...........................................       31,899           7,050
  Accrued interest........................................       49,229          51,386
  Accrued pension benefits................................       91,253          99,699
  Nuclear compliance......................................       64,560          63,200
  Other...................................................       92,328          98,570
                                                           -------------    ------------
                                                              1,155,168       1,204,602
                                                           -------------    ------------

Deferred Credits:
  Accumulated deferred income taxes.......................    1,997,304       2,044,123
  Accumulated deferred investment tax credits.............      163,640         168,444
  Deferred contractual obligations........................      390,912         440,495
  Other...................................................      271,817         294,236
                                                           -------------    ------------
                                                              2,823,673       2,947,298
                                                           -------------    ------------

Commitments and Contingencies (Note 6)

           Total Capitalization and Liabilities........... $ 10,454,321    $ 10,741,748
                                                           =============   =============

See accompanying notes to consolidated financial statements.






NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                    Three Months Ended           Six Months Ended
                                                         June 30,                    June 30,
                                                --------------------------- ---------------------------
                                                     1997          1996          1997          1996
                                                ------------- ------------- ------------- -------------
                                                    (Thousands of Dollars, except share information)

Operating Revenues............................. $    903,323  $    871,904  $  1,878,691  $  1,900,106
                                                ------------- ------------- ------------- -------------
Operating Expenses:
 Operation --
  Fuel, purchased and net interchange power....      276,949       199,720       617,432       511,459
  Other........................................      317,834       280,829       552,000       559,204
 Maintenance...................................      143,525       109,557       242,722       178,020
 Depreciation..................................       87,415        89,460       176,594       180,404
 Amortization of regulatory assets, net........       31,015        24,916        62,412        39,257
 Federal and state income taxes................      (19,248)       24,199         7,600        83,955
 Taxes other than income taxes.................       59,669        61,404       127,638       132,727
                                                ------------- ------------- ------------- -------------
        Total operating expenses...............      897,159       790,085     1,786,398     1,685,026
                                                ------------- ------------- ------------- -------------
Operating Income...............................        6,164        81,819        92,293       215,080
                                                ------------- ------------- ------------- -------------

Other Income:
  Deferred nuclear plants return--other
    funds......................................        1,828         2,387         3,602         5,413
  Equity in earnings of regional nuclear
    generating and transmission companies......        2,736         3,654         6,177         7,311
  Other, net...................................        1,697        11,046         6,315        15,298
  Minority interest in income of subsidiary....       (2,325)       (2,325)       (4,650)       (4,650)
  Income taxes.................................        1,676        (2,306)        1,207        (1,792)
                                                ------------- ------------- ------------- -------------
        Other income, net......................        5,612        12,456        12,651        21,580
                                                ------------- ------------- ------------- -------------
        Income before interest charges.........       11,776        94,275       104,944       236,660
                                                ------------- ------------- ------------- -------------

Interest Charges:
  Interest on long-term debt...................       68,219        70,649       138,425       143,073
  Other interest...............................        3,509         7,452         4,375         8,594
  Deferred nuclear plants return--borrowed
     funds.....................................       (3,416)       (3,782)       (6,728)       (8,835)
                                                ------------- ------------- ------------- -------------
        Interest charges, net..................       68,312        74,319       136,072       142,832
                                                ------------- ------------- ------------- -------------

       (Loss)/Income after interest charges....      (56,536)       19,956       (31,128)       93,828

Preferred Dividends of Subsidiaries............        7,903         8,290        15,806        16,660
                                                ------------- ------------- ------------- -------------
Net (Loss)/Income.............................. $    (64,439) $     11,666  $    (46,934) $     77,168
                                                ============= ============= ============= =============

(Loss)/Earnings Per Common Share............... $      (0.50) $       0.09  $      (0.36) $       0.60
                                                ============= ============= ============= =============

Common Shares Outstanding (average)............  129,603,995   127,808,845   129,115,844   127,705,612
                                                ============= ============= ============= =============



See accompanying notes to consolidated financial statements.



NORTHEAST UTILITIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                 Six Months Ended
                                                                     June 30,
                                                             -----------------------
                                                                 1997        1996
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  (Loss) Income before preferred dividends of subsidiaries.. $  (31,128) $   93,828
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................    176,594     180,404
    Deferred income taxes and investment tax credits, net...     15,616       8,443
    Deferred nuclear plants return, net of amortization.....    (10,330)     (6,982)
    Recoverable energy costs, net of amortization...........    (32,393)      2,979
    Amortization of PSNH acquisition costs..................     28,282      28,602
    Deferred cogeneration costs, net of amortization........     16,388       6,193
    Deferred demand-side-management
      costs, net of amortization............................     37,329      23,306
    Deferred nuclear refueling outage, net of amortization..    (18,255)     28,348
    Nuclear compliance, net.................................      1,360      47,839
    Other sources of cash...................................     35,541     127,431
    Other uses of cash......................................    (27,672)    (25,553)
  Changes in working capital:
    Receivables and accrued utility revenues................    124,868      52,341
    Fuel, materials, and supplies...........................    (11,982)    (10,065)
    Accounts payable........................................   (147,716)      2,080
    Accrued taxes...........................................     24,849      (8,705)
    Other working capital (excludes cash)...................    (28,877)    (46,534)
                                                             ----------- -----------
Net cash flows from operating activities....................    152,474     503,955
                                                             ----------- -----------
Financing Activities:
  Issuance of common shares.................................      3,451      10,621
  Issuance of long-term debt................................    200,000     222,000
  Net increase (decrease) in short-term debt................    106,250      (9,000)
  Reacquisitions and retirements of long-term debt..........   (241,450)   (209,424)
  Reacquisitions and retirements of preferred stock.........    (25,000)     (1,500)
  Cash dividends on preferred stock.........................    (15,806)    (16,660)
  Cash dividends on common shares...........................    (32,134)   (112,215)
                                                             ----------- -----------
Net cash flows used for financing activities................     (4,689)   (116,178)
                                                             ----------- -----------
Investment Activities:
  Investment in plant:
    Electric and other utility plant........................   (112,473)   (108,556)
    Nuclear fuel............................................     (6,074)      1,518
                                                             ----------- -----------
  Net cash flows used for investments in plant..............   (118,547)   (107,038)
  Investments in nuclear decommissioning trusts.............    (26,681)    (29,842)
  Capital contributions to Charter Oak Energy projects......    (28,750)     (6,300)
  Other investment activities, net..........................    (30,435)      2,173
                                                             ----------- -----------
Net cash flows used for investments.........................   (204,413)   (141,007)
                                                             ----------- -----------
Net (Decrease) Increase In Cash For The Period..............    (56,628)    246,770
Cash and cash equivalents - beginning of period.............    194,197      29,038
                                                             ----------- -----------
Cash and cash equivalents - end of period................... $  137,569  $  275,808
                                                             =========== ===========

See accompanying notes to consolidated financial statements.







                      NORTHEAST UTILITIES AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   Presentation

          The accompanying unaudited consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in this Form 10-Q, the Annual Report of Northeast Utilities (the company or NU) on Form 10-K for the year ended December 31, 1996 (1996 Form 10-K), the company's Form 10-Q for the quarter ended March 31, 1997, and the company's Form 8-Ks dated June 26, 1997 and July 22, 1997. In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1997, the results of operations for the three-month and six-month periods ended June 30, 1997 and 1996, and the statements of cash flows for the six-month periods ended June 30, 1997 and 1996. All adjustments are of a normal, recurring, nature except those described below in Note 6B. The results of operations for the three-month and six-month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results expected for a full year.

          NU is the parent company of the Northeast Utilities system (the system). The system furnishes franchised retail electric service in Connecticut, New Hampshire, and western Massachusetts through four wholly owned subsidiaries: The Connecticut Light and Power Company
          (CL&P), Public Service Company    of New Hampshire (PSNH), Western
          Massachusetts Electric Company (WMECO), and Holyoke Water Power Company. A fifth wholly owned subsidiary, North Atlantic Energy Corporation (NAEC), sells all of its entitlement to the capacity and output of the Seabrook nuclear power plant to PSNH. In addition to its franchised retail electric service, the system furnishes firm and other wholesale electric services to various municipalities and other utilities and, on a pilot basis pursuant to state regulatory experiments, provides off-system retail electric service. The system serves about 30 percent of New England's electric needs and is one of the 20 largest electric utility systems in the country as measured by revenues.

          Select Energy, Inc., another NU subsidiary, which was formed in 1996 to develop and invest in energy related activities, formerly did business as NUSCO Energy Partners, Inc.

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

     B.   New Accounting Standards

          The Financial Accounting Standards Board (FASB) issued two new accounting standards during June 1997, Statement of Financial
          Accounting Standards (SFAS) No.   130, "Reporting Comprehensive
          Income" and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 130 establishes standards for the reporting and disclosure of comprehensive income. SFAS 131 determines the standards for reporting and disclosing qualitative and quantita-tive information about a company's operating segments. Both SFAS 130 and SFAS 131 will be effective in 1998. Management believes that the implementation of SFAS 130 and SFAS 131 will not have a material impact on NU's financial position or its results of operations.

          For additional information regarding the adoption of new accounting standards, see Note 4, "Sale of Customer Receivables and Accrued Utility Revenues" in this Form 10-Q, NU's Form 10-Q for the quarter ended March 31, 1997 and NU's 1996 Form 10-K.

     C.   Regulatory Accounting and Assets

          For information regarding regulatory accounting and assets, see the MD&A and Part II in this Form 10-Q, NU's Form 10-Q for the quarter ended March 31, 1997 and NU's 1996 Form 10-K.

2.   SHORT-TERM DEBT

     In November 1996, NU, CL&P and WMECO entered into a three-year revolving credit agreement (New Credit Agreement) with a group of 12 banks. Access to the New Credit Agreement is contingent upon certain financial tests being met. On May 30, 1997, NU entered into a First Amendment and Waiver, amending the New Credit Agreement. Interest coverage and common equity ratios were revised to enable the companies to meet certain financial tests. CL&P and WMECO are able to borrow up to $225 million and $90 million, respectively, which amounts are secured by a like principal amount of their respective first mortgage bonds. The NU parent company, which as a holding company cannot issue first mortgage bonds, will be able to borrow up to $50 million if CL&P, WMECO, and NU consolidated financial statements meet certain interest coverage tests for two consecutive quarters. No more than $313.75 million may be borrowed by all companies collectively at any one time.

     For additional information regarding short-term debt, see the MD&A in this Form 10-Q, NU's Form 10-Q for the quarter ended March 31, 1997, and NU's 1996 Form 10-K.

3.   CAPITALIZATION

     CL&P: On June 26, 1997, CL&P issued $200 million of First and Refunding Mortgage Bonds, 1997 Series B (CL&P 1997 Series B Bonds). The CL&P 1997 Series B Bonds bear interest at an annual rate of 7.75% and will mature on June 1, 2002.

     WMECO: On July 31, 1997, WMECO issued $60 million of First Mortgage Bonds, 1997 Series B (WMECO 1997 Series B Bonds). The WMECO 1997 Series B Bonds bear interest at an annual rate of 7.375% and will mature on July 1, 2001.

     Rocky River Realty Company (RRR): In April 1997, the holders of approximately $38 million of RRR notes elected to have RRR repurchase the notes at par. On July 1, 1997, RRR received commitments from alternative purchasers to purchase approximately $12 million of the notes that RRR had been required to repurchase. On July 30, 1997, approximately $6 million of the $12 million was purchased by an alternative purchaser. The remaining $6 million of the notes are expected to be purchased by another purchaser by September 2, 1997.

     RRR repurchased the remaining $26 million of the notes on July 14, 1997.

     For additional information on these    and other matters related to NU's
     capitalization, see the MD&A in this Form 10-Q, NU's Form 10-Q for the quarter ended March 31, 1997, NU's Form 8-K dated June 26, 1997 and NU's 1996 Form 10-K.

4.   SALE OF CUSTOMER RECEIVABLES AND ACCRUED UTILITY REVENUES

     During 1996, CL&P and WMECO entered into agreements to sell up to $200 million and $40 million, respectively, of eligible customer receivables and accrued utility revenues. As of June 30, 1997, CL&P and WMECO have sold approximately $100 million and $28 million, respectively, of their accounts receivable under their respective sales agreements.

     The FASB issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in June 1996.
     SFAS 125 became effective on January 1, 1997, and establishes, in part, criteria for concluding whether a transfer of financial assets in exchange for consideration should be accounted for as a sale or as a secured borrowing.

     During May 1997, WMECO completed the process of restructuring its sales agreement to comply with the requirements of SFAS 125 so that the transactions occurring under the agreement are accounted for as sales and not secured borrowings. As part of meeting the requirements, WMECO established a single-purpose, wholly owned subsidiary, WMECO Receivables Corporation (WRC). WRC's sole purpose is to purchase receivables from WMECO and periodically resell undivided ownership interests in those receivables to a third party purchaser. As collections reduce previously sold undivided interests, new receivables may be sold. All receivables transferred to WRC become assets owned by WRC.

     At June 30, 1997, $28 million of receivables had been sold by WRC to a third party purchaser. The agreement provides for a formula based loss
     reserve in which additional customer   receivables may be assigned to the
     third party purchaser for bad debt. The third party purchaser absorbs the excess amount in the event that actual loss experience exceeds the loss reserve. At June 30, 1997, approximately $6.9 million of assets had been designated as collateral to the third party purchaser.

     CL&P is currently in the process of restructuring its accounts receivable sales agreement to permit it to treat transactions occurring under the agreement as a sale. At present, CL&P is required to record its sales of customer accounts receivables and accrued utility revenues as secured short-term borrowings.

     For additional information regarding CL&P's and WMECO's sale of customer receivables and accrued utility revenues, see the MD&A in this Form 10-Q, NU's Form 10-Q for the quarter ended March 31, 1997 and NU's 1996 Form 10-K.

5.   INTEREST RATE AND FUEL PRICE MANAGEMENT

     Fuel Price Management: As of June 30, 1997, CL&P had outstanding fuel-price management agreements with a total notional value of approximately $318.4 million, and a negative mark-to-market position of approximately $7.6 million.

     Under the terms of CL&P's fuel price management agreements, CL&P can be required to post cash collateral with its counterparties approximately equivalent to the amount of a negative mark-to-market position. In general, the amount of collateral is to be returned to CL&P when the mark-to-market position becomes positive, when CL&P meets specified credit ratings, or when an agreement ends and all open positions are properly settled.

     Interest Rate Management: As of June   30, 1997, NAEC had outstanding
     interest-rate management agreements with a total notional value of approximately $200 million and a positive mark-to-market position of approximately $2.4 million.

     Credit Risk: These agreements have been made with various financial institutions, each of which is rated "BBB+" or better by Standard & Poor's rating group. CL&P and NAEC are exposed to credit risk on fuel price management instruments and interest-rate management instruments if the counterparties fail to perform their obligations. However, management anticipates that the counterparties will be able to fully satisfy their obligations under the agreements.

     For further information on interest rate and fuel price management instruments, see the MD&A in this Form 10-Q, NU's Form 10-Q for the quarter ended March 31, 1997 and NU's 1996 Form 10-K.

6.   COMMITMENTS AND CONTINGENCIES

     A.   Restructuring
          New Hampshire: On May 13, 1997, the United States District Court for Rhode Island appointed a mediator to the pending case involving PSNH's and affiliates' challenge to the New Hampshire Public Utilities Commission decision on February 28, 1997. All court proceedings on the case have been suspended during the mediation process. On June 30, 1997, the mediator requested and received an extension of the period of mediation to August 4, 1997. On
          August 4, 1997, the mediator submitted to the court a second recommendation for the continuation of mediation. Pursuant to the court's order initiating the mediation process, this second extension will continue through September 2, 1997.

          For further information on restructuring of the electric utility
          industry within the NU system     companies' jurisdictions, see the
          MD&A in this Form 10-Q, NU's Form 8-K dated June 26, 1997, NU's Form 10-Q for the quarter ended March 31, 1997 and NU's 1996 Form 10-K.

     B.   Nuclear Performance
          Millstone: The three Millstone units are managed by Northeast Nuclear Energy Company (NNECO). Millstone 1, 2, and 3 have been out of service since November 4, 1995, February 21, 1996 and March 30, 1996, respectively, and are on the Nuclear Regulatory Commission's
          (NRC) watch list. The company has restructured its nuclear organization and is currently implementing comprehensive plans to restart the units.

          Management believes that Millstone 3 will be ready for restart by the end of the third quarter of 1997, Millstone 2 in the fourth quarter of 1997 and Millstone 1 in the first quarter of 1998. Because of the need for completion of independent inspections and reviews and for the NRC to complete its processes before the NRC Commissioners can vote on permitting a unit to restart, the actual beginning of opera-tions is expected to take several months beyond the time when a unit is declared ready for restart. The NRC's internal schedules at present indicate that a meeting of the Commissioners to act upon a Millstone 3 restart request could occur by mid-December if NU, the independent review teams and NRC staff concur that the unit can return to operation by that time. A similar schedule indicates a mid-March meeting of the Commissioners to act upon a Millstone 2 restart request. Management hopes that Millstone 3 can begin operating by the end of 1997.

          Based on a recent review of work efforts and budgets, management believes that the overall 1997 nuclear spending levels, which include both nuclear O&M expenditures and associated support services and capital expenditures, will be slightly higher than previously estimated. The 1997 nuclear O&M expenditures are expected to increase, while 1997 projected capital expenditures are expected to decrease. NU's share of nonfuel O&M costs for Millstone to be expensed in 1997 is now projected to be approximately $442 million compared to $386 million previously estimated. The 1997 projection includes $15 million of restart costs identified to date which are expected to be incurred in 1998 and is net of $63 million of Millstone costs reserved in 1996. NU's share of 1997 projected capital expenditures for Millstone is expected to decrease from the $60 million previously estimated to $43 million.

          For the six months ended June 30, 1997, NU's share of nonfuel O&M costs expensed for Millstone totaled $262 million. The actual expenditures include $50 million reserved for future 1997 restart costs and $15 million reserved for 1998 restart costs, and is net of $63 million of spending against the reserve established in 1996. The reserve balance at June 30, 1997, was approximately $65 million. Nonfuel O&M costs have been and will continue to be absorbed by NU without adjustment to its subsidiaries' current rates. Management will continue to evaluate the costs to be incurred for the remainder of 1997 and in 1998 to determine whether adjustments to the existing reserves are required.

          As discussed above, management cannot predict when the NRC will allow any of the Millstone units to return to service and thus cannot estimate the total replacement power costs the companies will ultimately incur. Replacement power costs incurred by NU attributable to the Millstone outages averaged approximately $28 million per month during the first six months of 1997, and are projected to average approximately $26 million per month for the remainder of 1997. Based on the current estimates of expenditures and restart dates, management believes the system has sufficient resources to fund the restoration of the Millstone units and related replacement power costs.

          CL&P Prudence Investigation: In response to motions filed by various parties and intervenors, the Connecticut Department of Public Utility Control (DPUC) on June 27, 1997 orally granted summary judgment in CL&P's nuclear outage investigation docket, disallowing recovery of costs associated with the ongoing outages at Millstone. On July 30, 1997, the DPUC issued a purported written decision in the same case, which disallowed recovery of an estimated $600 million of replacement power costs related to the Millstone outages, and found that CL&P had agreed not to recover an additional $360 million of incremental O&M. The written decision, like the oral decision, recognized CL&P's right to seek recovery, in a future rate proceeding, of $40 million related to reliability enhancements. CL&P has appealed the DPUC's decision.

          CL&P has not requested cost recovery at this time and has said that it will not seek recovery for a substantial portion of these costs and will not request any cost recovery until the units are returned to operation. Any requests for recovery would include only costs for projects CL&P would have undertaken under normal operating conditions or that provide long-term value for CL&P customers. CL&P does not expect the DPUC's decision to have a material financial impact on projected 1997 results. For additional information on this matter, see the MD&A in this Form 10-Q.

          Litigation: For information regarding litigation initiated by the non-NU owners of Millstone 3, see Part II - Item 1 in this Form 10-Q and NU's 1996 Form 10-K.

          Maine Yankee Atomic Power Company (MYAPC): The NU system companies
          have a twenty percent ownership   interest in the Maine Yankee
          nuclear generating facility (MY). At June 30, 1997, NU's equity investment in MYAPC was approximately $14.9 million. The NU system companies had relied on MY for approximately two percent of their capacity.


          On August 6, 1997, the board of directors of MYAPC voted unanimously to cease permanently the production of power at MY. MYAPC has begun to prepare the regulatory filings intended to implement the decommissioning and the recovery of remaining assets of MYAPC. During the latter part of 1997, MYAPC plans to file an amendment to its power contracts to clarify the obligations of its purchasing utilities following the decision to cease power production. MYAPC is currently updating its decommissioning cost estimates. These estimates are expected to be completed during the third quarter of 1997. At this time, the system is unable to estimate its obligation to MYAPC. Under the terms of the contracts with MYAPC, the shareholders-sponsor companies, including CL&P, PSNH, and WMECO, are responsible for their proportionate share of the costs of the unit, including decommissioning. Management expects that CL&P, PSNH, and WMECO will be allowed to recover these costs from their customers.


          For further information regarding nuclear performance, see the MD&A and Part II in this Form 10-Q, NU's Form 10-Q for the quarter ended March 31, 1997, NU's Form 8-K dated June 26, 1997, and NU's 1996 Form 10-K.

     C. Environmental Matters: For information regarding environmental matters, see the MD&A in this Form 10-Q, NU's Form 10-Q for the quarter ended March 31, 1997 and NU's 1996 Form 10-K.

     D. Nuclear Insurance Contingencies: For information regarding nuclear insurance contingencies, see NU's Form 10-Q for the quarter ended March 31, 1997 and NU's 1996 Form 10-K.

     E. Construction Program: For information regarding NU's construction program, see NU's Form 10-Q for the quarter ended March 31, 1997 and NU's 1996 Form 10-K.

     F. Long-Term Contractual Arrangements: For information regarding long-term contractual arrangements, see NU's 1996 Form 10-K.

7.   LEASES

     On June 21, 1996, CL&P entered into an operating lease with a third party to acquire the use of four turbine generators having an installed cost of approximately $70 million. During the first quarter of 1997, it was determined that CL&P would not be in compliance with a financial coverage test required under the lease agreement. CL&P has reached an agreement with the lessors for a resolution of this matter. Management believes that the terms and conditions of this agreement will not have a material adverse impact on the company's financial position or results of opera-tions. For additional information on this matter, see NU's Form 10-Q for the quarter ended March 31, 1997 and NU's 1996 Form 10-K.



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Northeast Utilities:

We have reviewed the accompanying consolidated balance sheet of Northeast Utilities (a Massachusetts trust) and subsidiaries as of June 30, 1997, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 1997 and 1996, and the consolidated statements of cash flows for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the company's management.

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


Hartford, Connecticut
August 12, 1997






                      NORTHEAST UTILITIES AND SUBSIDIARIES

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


This section contains management's assessment of Northeast Utilities and subsidiaries' (NU or the system) financial condition and the principal factors having an impact on the results of operations. This discussion should be read in conjunction with NU's consolidated financial statements and footnotes in this Form 10-Q, the First Quarter Form 10-Q, the 1996 Form 10-K, and the Form 8-Ks dated June 26, 1997, and July 22, 1997.

FINANCIAL CONDITION

Overview

The outages at the three Millstone units (Millstone) continue to have a substantial negative impact on NU's earnings. NU had a net loss for the second quarter of 1997 of $0.50 per common share compared to earnings of $0.09 per common share for the second quarter of 1996, and a net loss of approximately $0.36 per common share for the six months ended June 30, 1997, compared to earnings of approximately $0.60 per common share for the same period in 1996. The losses for the three- and six-month periods were primarily attributable to replacement-power and nuclear operation and maintenance (O&M) expenses for the Millstone units in 1997, including amounts reserved for future spending. The loss for the first six months of 1997 was also attributable to lower retail sales. Retail kilowatt-hour sales for the first half of 1997 were 2.3 percent below the same period in 1996 primarily due to mild weather in the first quarter of 1997.

In 1997, while all three units are out of service, NU expects results of operations to be about break-even based upon current assumptions that reflect normal weather for the year. Replacement-power costs attributable to the Millstone outages averaged approximately $28 million a month during the first six months of 1997, and are projected to average approximately $26 million a month for the remainder of 1997. NU will continue to expense its replacement power costs in 1997.

Millstone Outages

NU has a 100 percent ownership interest in Millstone 1 and 2 and a 68 percent joint ownership interest in Millstone 3. Millstone units 1, 2 and 3 (Millstone) have been out of service since November 4, 1995, February 21, 1996, and March 30, 1996, respectively.

Millstone 3 continues to be designated by management as the lead unit for restart. Millstone 2 remains on a schedule to be ready for restart shortly after Millstone 3. To provide the resources and focus for Millstone 3, the pace of work on the restart of Millstone 1 was reduced until late in 1997 at which time the full work effort is expected to be resumed.

Management believes that Millstone 3 will be ready for restart by the end of the third quarter of 1997, Millstone 2 in the fourth quarter of 1997 and Millstone 1 in the first quarter of 1998. Because of the need for completion of independent inspections and reviews and for the Nuclear Regulatory Commission (NRC) to complete its processes before the NRC Commissioners can vote on permitting a unit to restart, the actual beginning of operations is expected to take several months beyond the time when a unit is declared ready for restart. The NRC's internal schedules at present indicate that a meeting of the Commissioners to act upon a Millstone 3 restart request could occur by mid-December if NU, the independent review teams and NRC staff concur that the unit can return to operation by that time. A similar schedule indicates a mid-March meeting of the Commissioners to act upon a Millstone 2 restart request. Management hopes that Millstone 3 can begin operating by the end of 1997.

As management continues to proceed with its current work towards restart, the Independent Corrective Action Verification Program began on May 27, 1997 for Millstone 3 and June 30, 1997 for Millstone 2. The program is expected to end in mid-November 1997 for Millstone 3 and late November 1997 for Millstone 2. The NRC Operational Safety Team Inspection for Millstone 3 is expected to begin in October 1997.

Based on a recent review of work efforts and budgets, management believes that the overall 1997 nuclear spending levels, which include both nuclear O&M expenditures and associated support services and capital expenditures, will be slightly higher than previously estimated. The 1997 projected nuclear O&M expenditures are expected to increase, while 1997 projected capital expenditures are expected to decrease. NU's share of nonfuel O&M costs for Millstone to be expensed in 1997 is now projected to be approximately $442 million compared to $386 million previously estimated. The 1997 projection includes $15 million of restart costs identified to date which are expected to be incurred in 1998 and is net of $63 million of Millstone costs reserved in 1996. NU's share of 1997 projected capital expenditures for Millstone are expected to decrease from the $60 million previously estimated to $43 million.

For the six months ended June 30, 1997, NU's share of nonfuel O&M costs expensed for Millstone totaled $262 million. The actual expenditures include $50 million reserved for future 1997 restart costs and $15 million reserved for 1998 restart costs, and is net of $63 million of spending against the reserve established in 1996. The reserve balance at June 30, 1997, was approximately $65 million. Nonfuel O&M costs have been and will continue to be absorbed by NU without adjustment to its subsidiaries' current rates.

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

On July 1, 1997, Connecticut Light and Power Company (CL&P) submitted continued unit operation studies to the Connecticut Department of Public Utility Control
(DPUC) showing that, under base case assumptions, Millstone 1 will have a value to System customers (as compared to the cost of shutting down the unit and incurring replacement power costs) of approximately $70 million during the remaining thirteen years of its operating license and Millstone 2 will have a value to System customers (on the same assumptions as used with Millstone 1) of approximately $500 million during the remaining eighteen years of its operating license. Two other cases submitted to the DPUC based on higher assumed O&M costs, which CL&P considers less likely, indicated that Millstone 1 would be uneconomic in varying degrees. Based on these economic analyses, NU expects to continue operating both Millstone 1 and Millstone 2 for the remaining terms of their respective operating licenses. The DPUC has stated it will consider these analyses in the context of CL&P's next integrated resource planning proceeding which begins in April 1998.

As a result of the nuclear situation, a number of civil lawsuits, criminal investigations and regulatory proceedings have been initiated, including litigation by NU's shareholders. On August 7, 1997, the non-NU owners of Millstone 3 filed demands for arbitration with CL&P and Western Massachusetts Electric Company (WMECO) as well as lawsuits in Massachusetts Superior Court against Northeast Utilities and its current and former trustees. The NU companies believe there is no legal basis for the claims and intend to defend against them vigorously. To date, no reserves have been established for existing or potential litigation. See Part II - Item 1 in this Form 10-Q and NU's 1996 Form 10-K for further information on litigation.

On July 23, 1997, NU announced that an agreement in principle has been reached to settle seven derivative lawsuits and one demand letter filed by shareholders. Under the agreement, insurers for certain of NU's present and former officers and trustees will pay NU $25 million, less attorneys' fees, and NU has agreed to certain corporate governance enhancements.

For further information on the current Millstone outages, see NU's First Quarter Form 10-Q, 1996 Form 10-K and Form 8-K dated June 26, 1997.

Capacity

During 1996 and continuing into 1997, the NU system companies have taken measures to improve their capacity position due to the current Millstone outages. NU anticipates spending approximately $71 million for additional capacity-related costs in 1997, of which $47 million is expected to be expensed. The projected 1997 capacity-related expenditures have increased from previous estimates due to additional improvements to existing fossil units and the NU system's estimated share of costs to reactivate generating units in New England. In the first six months of 1997, NU spent approximately $34 million to ensure adequate generating capacity, of which $17 million was expensed.

Despite record-breaking demand in mid-July, the NU system has been able to meet capacity requirements without any supply interruptions. Assuming normal weather conditions and generating unit availability, management expects that the Company will have sufficient capacity to meet peak load demands for the remainder of 1997. If there are high levels of unplanned outages at other units in New England, or if any transmission lines used to import power from other states are unavailable, at times of peak load demand, the Company and the other
New England utilities may have to resort to operating procedures designed to reduce customer demand.

On June 28, 1997, the Seabrook nuclear unit in New Hampshire returned to service following a 50-day planned refueling and maintenance outage.

In December 1996, all of the seven power cables installed in the Long Island Sound between CL&P's Norwalk Harbor and the Long Island Lighting Company's Northport generating plants were damaged. Repair work has been completed and all cables were back in service by June 26, 1997.

NU has a 20 percent ownership interest in the Maine Yankee nuclear generating facility (MY). On August 6, 1997, the board of directors of Maine Yankee Atomic Power Company (MYAPC) voted to permanently close the plant after efforts to sell the nuclear power plant were unsuccessful. MYAPC had previously announced that it was considering permanent closure of the plant based on economic concerns and uncertainty about the operation of the plant.

For further information on capacity-related issues and MYAPC, see the "Notes to Consolidated Financial Statements," Note 6B and NU's 1996 Form 10-K.

Liquidity and Capital Resources

Cash provided from operations decreased approximately $351 million in the first six months of 1997, from 1996, primarily due to higher 1997 cash expenditures related to the Millstone outages, and the pay down of the 1996 year end accounts payable balance. The year end accounts payable balance was relatively high due to costs related to a severe December storm and costs associated with the Millstone outages that had been incurred but not yet paid by the end of 1996. Net cash used for financing activities decreased approximately $111 million, primarily due to an increase in short-term borrowings through the use of $100 million of the CL&P accounts receivable facility established in 1996. Net cash used for financing activities was also impacted by lower cash dividends on NU common shares, partially offset by higher long-term debt and preferred stock retirements. Cash used for investments increased approximately $63 million, due in part to a $22 million increase in investments by NU's wholly owned subsidiary, Charter Oak Energy.

CL&P and WMECO established facilities in 1996 under which they may sell up to $200 and $40 million respectively, of their accounts receivable and accrued utility revenues. As of June 30, 1997, CL&P and WMECO have sold approximately $100 and $28 million, respectively.

Additionally, the Company, CL&P and WMECO entered into a new three-year revolving credit agreement (the New Credit Agreement) in November 1996. On May 30, 1997, the First Amendment and Waiver to the New Credit Agreement became effective. This amendment permits $313.75 million of credit in the aggregate to remain available to CL&P and WMECO through the securing of such borrowings with first mortgage bonds. Interest coverage and common equity ratios were revised to enable the companies to meet certain financial tests. CL&P will be able to borrow up to $225 million on the strength of bonds it has provided as collateral for borrowings under the revolving credit agreement. WMECO will be able to borrow up to $90 million on the basis of bonds it has provided as collateral. The NU parent company, which as a holding company cannot issue first mortgage bonds, will be able to borrow up to $50 million if CL&P, WMECO and NU consolidated financial statements meet certain interest coverage tests for two consecutive quarters. This is not expected to occur until mid-1998. At June 30, 1997, WMECO had $45 million outstanding under the New Credit Agreement.

On June 26, 1997, CL&P issued $200 million of First and Refunding Mortgage Bonds, 1997 Series B due June 1, 2002. The net proceeds of the sale of the Bonds were used for repayment of short-term debt incurred for general working capital
purposes, including costs associated with   the current outages at the
Millstone units. CL&P is obligated to effect the exchange of these bonds for publicly tradable Bonds within 180 days after issuing the Bonds or the interest could increase in stages up to a maximum amount of 1.50 percent per annum.

On July 31, 1997, WMECO issued $60 million of First Mortgage Bonds, 1997 Series B due July 1, 2001. The net proceeds of the sale of the Bonds will be used to repay short-term debt that was incurred to refinance or refund debt and preferred stock and for general working capital purposes, including costs associated with the current outages at the Millstone units.

In April, 1997, Moody's Investors Services (Moody's) downgraded most of its ratings of CL&P and WMECO securities because of the extended Millstone outages. In May, 1997, Standard & Poor's (S&P) also downgraded its ratings of CL&P and WMECO securities as a result of the Connecticut legislature failing to approve a utility restructuring bill during the recently completed legislative session. As a result, all NU system securities are currently rated below investment grade by Moody's and S&P. These actions could adversely affect the availability and cost of funds for the NU system companies.

On April 17, 1997, the holders of $38 million of notes issued by NU's real estate company (Rocky River Realty Company or RRR) required RRR to repurchase the notes at par. The notes are secured by real estate leases between RRR as lessor and Northeast Utilities Service Company as lessee. On July 1, 1997, RRR received commitments for the purchase of approximately $12 million of notes and RRR repurchased the remaining $26 million of notes on July 14, 1997. On July 30, 1997, approximately $6 million of the $12 million was purchased by an alternative purchaser. The remaining $6 million of the notes is expected to be purchased by another purchaser by September 2, 1997.

Each major company in the NU system finances its own needs. Neither CL&P nor WMECO has any agreements containing cross defaults based on events or
occurrences involving NU, Public Service    Company of New Hampshire (PSNH) or
North Atlantic Energy Corporation (NAEC). Similarly, neither PSNH nor NAEC has any agreements containing cross defaults based on events or occurrences involving NU, CL&P or WMECO. Nevertheless, it is possible that investors will take negative operating results or regulatory developments at one company in the NU system into account when evaluating other companies in the NU system. That could, as a practical matter and despite the contractual and legal separations among the NU companies, negatively affect each company's access to the financial markets.

If the return to service of one or more of the Millstone units is delayed substantially, or if some borrowing facilities become unavailable because of difficulties in meeting borrowing conditions, or if the system encounters additional significant costs or any other significant deviations from management's current assumptions, the currently available borrowing facilities could be insufficient to meet all of the system's cash requirements. In those circumstances, management would take actions to reduce costs and cash outflows and would attempt to take other actions to obtain additional sources of funds. The availability of these funds would be dependent upon the general market conditions and the NU system's credit and financial condition at the time.

Restructuring

New Hampshire

On May 13, 1997, the United States District Court for Rhode Island appointed a mediator to the pending case involving PSNH's and affiliates' challenge to the New Hampshire Public Utilities Commission decision on February 28, 1997 regarding electric utility restructuring. All court proceedings on the case have been suspended during the mediation process.


On August 4, 1997, the mediator submitted to the court a second recommendation for the continuation of mediation. Pursuant to the court's order initiating the mediation process, this second extension will continue through September 2, 1997.

Connecticut

On June 4, 1997, the Connecticut legislature completed its session without passage of a proposed electric industry restructuring bill. The legislature may consider restructuring legislation in the future.


Rate Matters

Connecticut

On January 15, 1997, the DPUC notified CL&P that it would be conducting its prudence review of nuclear cost recovery issues in multiple phases. The first phase, covering the period April 1 through June 30, 1996, was in progress when various intervenors moved for summary judgment with respect to the costs for the entire outage. On July 30, 1997, the DPUC issued a purported written decision disallowing recovery of all of the replacement power costs associated with the ongoing outages at Millstone. CL&P has not requested cost recovery at this time and has said that it will not seek recovery for a substantial portion of these costs and will not request any cost recovery until the units have returned to operation. Any requests by CL&P for recovery would include only costs for projects CL&P would have undertaken under normal operating conditions or that provide long-term value for CL&P's customers. CL&P has appealed the DPUC's decision to the Connecticut Superior Court. CL&P has expensed, and continues to expense, the bulk of the Millstone outage costs as they are incurred.
Therefore, CL&P does not expect this decision to have a material financial impact on projected 1997 results.

The DPUC is required to review a utility's rates every four years if there has not been a rate proceeding during such period. On June 16, 1997, CL&P filed with the DPUC certain financial information consistent with the DPUC's filing requirements applicable to such four year review. CL&P expects hearings before the DPUC to begin soon. The Company cannot predict the outcome of this proceeding.

Risk Management Instruments

CL&P uses fuel price management instruments to reduce a portion of the fuel price risk associated with certain of its long-term negotiated energy contracts and replacement power expense during the Millstone outages. CL&P's fuel price management instruments seek to minimize exposure associated with rising fuel prices and effectively fix the cost of fuel and maintain the profitability of certain of its long-term negotiated contract sales.

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

As of June 30, 1997, CL&P and NAEC had outstanding fuel price and interest rate management instruments with a total notional value of approximately $318 million and $200 million, respectively. The settlement amounts for the second quarter associated with these instruments decreased fuel expense by approximately $0.8 million for CL&P and increased interest expense by approximately $0.3 million for NAEC. For further information on risk management instruments, see the "Notes to Consolidated Financial Statements," Note 5, in this Form 10-Q.

Environmental Matters

The Company is potentially liable for environmental cleanup costs at a number of sites inside and outside its service territories. To date, the future estimated environmental remediation liability has not been material with respect to the earnings or financial position of the Company. For the period ended June 30, 1997, the Company increased the environmental reserve by approximately $2 million to a total of approximately $15 million, the most probable amount as required by SFAS No.5, "Accounting for Contingencies."


RESULTS OF OPERATIONS
                                               Income Statement Variances
                                                  Increase/(Decrease)
                                                    Millions of Dollars

                                      Second                  Year-
                                     Quarter     Percent     to-Date    Percent


Operating revenues                    $31           4%       $(21)         (1)%

Fuel, purchased and net
  interchange power                    77          39         106          21
Other operation                        37          13          (7)         (1)
Maintenance                            34          31          65          36
Amortization of
  regulatory assets, net                6          24          23          59
Federal and state income taxes        (47)         (a)        (79)        (93)
Other income, net                      (9)        (85)         (9)        (59)
Interest charges                       (6)         (6)         (9)         (6)

Net loss                              (76)         (a)       (124)         (a)

(a) Percentage greater than 100


Comparison of the Second Quarter of 1997 to the Second Quarter of 1996


Total operating revenues increased in 1997, primarily due to higher transmission and other revenues ($11 million), higher fuel recoveries ($16 million) and higher revenues from regulatory decisions ($11 million), partially offset by lower wholesale revenues ($8 million). Revenues from regulatory decisions increased primarily due to the mid-1996 retail rate increase for PSNH and higher recoveries of demand-side-management costs. Wholesale revenues decreased primarily due to lower 1997 capacity sales.

Fuel, purchased and net interchange power expense increased in 1997, primarily due to higher replacement-power costs expensed in 1997 due to the nuclear outages.

Other operation and maintenance expenses increased $71 million in 1997. The major factors were the higher costs associated with the Millstone outages ($85 million) including a $30 million net increase over 1996 in the reserve for future restart costs; higher costs associated with the Seabrook outage ($13 million); higher capacity charges from MY ($8 million); and higher transmission expenses ($6 million). These increases were partially offset by the lower recognition of nuclear refueling outage costs primarily as a result of the 1996 CL&P Rate Settlement ($23 million); lower administrative and general expenses primarily due to lower pensions and benefit costs ($9 million) and lower 1997 costs associated with meeting capacity requirements ($8 million).

Amortization of regulatory assets, net increased in 1997, primarily due to higher amortization in 1997 of CL&P cogeneration deferrals ($7 million) and higher amortizations as a result of the 1996 CL&P Rate Settlement ($5 million). These were partially offset by the completion of the amortization of phase-in costs for CL&P's share of Seabrook and Millstone 3 in 1996 ($6 million).

Federal and state income taxes decreased in 1997, primarily due to lower book taxable income.

Other income, net decreased in 1997, primarily due to the deferral in 1996 of interest expense associated with the FPPAC refund.

Interest charges decreased in 1997, primarily due to interest expense associated with the FPPAC refund.

Comparison of the First Six Months of 1997 to the First Six Months of 1996


Total operating revenues decreased in 1997, primarily due to lower fuel recoveries ($39 million), lower retail sales ($20 million) and lower wholesale revenues ($8 million), partially offset by higher revenues as a result of regulatory decisions ($28 million) and higher transmission and other revenues ($11 million). Fuel recoveries decreased primarily due to lower recoveries under CL&P's and PSNH's fuel clauses. Retail sales decreased 2.3 percent primarily due to mild weather in the first quarter of 1997. Wholesale revenues decreased primarily due to lower 1997 capacity sales. Revenues from regulatory decisions increased primarily due to the mid-1996 retail rate increase for PSNH and higher recoveries of CL&P demand-side-management costs.

Fuel, purchased and net interchange power expense increased in 1997, primarily due to higher replacement-power costs expensed in 1997 due to the nuclear outages partially offset by the timing of the recognition of costs under PSNH's fuel clause.

Other operation and maintenance expense increased $58 million in 1997. The major factors were the higher costs associated with the Millstone outages ($75 million); higher costs associated with the Seabrook outage ($13 million); and higher capacity charges from MY ($13 million). These increases were partially offset by the lower recognition of nuclear refueling outage costs primarily as a result of the 1996 CL&P Rate Settlement ($33 million) and lower administrative and general expenses primarily due to lower pensions and benefit costs ($15 million).

Amortization of regulatory assets, net increased in 1997, primarily due to the completion of CL&P cogeneration deferrals in 1996 and increased amortization in 1997 ($23 million) and higher amortizations as a result of the 1996 CL&P Rate Settlement ($9 million). These were partially offset by the completion of the amortization of phase-in costs for CL&P's share of Seabrook and Millstone 3 in 1996 ($11 million).

Federal and state income taxes decreased in 1997, primarily due to lower book taxable income.

Other income, net decreased in 1997, primarily due to the deferral in 1996 of interest expense associated with the FPPAC refund.

Interest charges decreased in 1997, primarily due to interest expense associated with the FPPAC refund.




                          PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

1. An additional class action against NU and certain officers of NU is now pending in the United States District Court for the District of Connecticut.
The complaint in this lawsuit, as with the seven other class actions, pending in various state and federal courts, alleges that the defendants violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and the common law by disseminating false and misleading statements about NU's nuclear operations to its shareholders, the Securities and Exchange Commission and the public. The plaintiff sues individually and on behalf of a class of shareholders who purchased or otherwise acquired NU common stock from March 25, 1994 through April 5, 1996. NU believes that all of these class actions are without merit and intends to vigorously defend in all such actions.

     For additional information on shareholder litigation against NU, see "Item 3 - Legal Proceedings" in NU's 1996 Form 10-K and "Item 1 - Legal Proceedings" in NU's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

     For information regarding an agreement in principle to settle seven derivative lawsuits against certain former and present NU officers and trustees and one demand letter filed by NU shareholders, see NU's Current Report on Form 8-K dated July 22, 1997 and "Item 3 - Legal Proceedings" in NU's 1996 Form 10-K.

2. Under its Millstone Units 1 & 2 contract with CL&P, Connecticut Municipal Electric Energy Cooperative (CMEEC) has a 3.49 percent life-of-unit interest in each of the units. CMEEC and CL&P have been negotiating since May 1996 over issues related to Millstone Units 1 & 2 and have taken preliminary steps to prepare for arbitration of the matter. Since October 1996, CMEEC has failed to make payment on its obligations of approximately $1.6 million per month, claiming that CL&P materially breached its contractual obligations, and requesting arbitration of the issues. CL&P has denied the allegations and filed a petition on July 1, 1997 requesting the Connecticut Superior Court to order CMEEC to pay its outstanding obligations (about $13.3 million) and make continuing payments while the arbitration action is proceeding.

     For additional information on this dispute, see "Item 3 - Legal Proceedings" in NU's 1996 Form 10-K.

3. On July 17, 1997, CL&P filed an appeal of a June 6th order of the DPUC, which had barred recovery of approximately $17 million of replacement power costs incurred by CL&P as a result of the retirement of the Connecticut Yankee nuclear power plant(CY) on December 4, 1996 through that part of CL&P's rate structure known as the Energy Adjustment Clause. CL&P takes the position that unless and until there is a determination that such post-retirement costs are unreasonable, it is entitled to current recovery.

     For additional information on the ongoing prudence proceeding at the Federal Energy Regulatory Commission regarding the decision to retire CY prior to the expiration of its operating license, see "Item 1. Business - Electric Operations - Nuclear Generation" in NU's 1996 Form 10-K.

4. CL&P and WMECO, through NNECO, operate Millstone 3 at cost, and without profit, under a Sharing Agreement that obligates them to utilize good utility practice and requires the joint owners to share the risk of employee negligence and other risks of operation and maintenance pro-rata in accordance with their ownership shares. The Sharing Agreement also provides that CL&P and WMECO would only be liable for damages to the non-NU owners for a deliberate violation of the agreement pursuant to authorized corporate action.

     On August 7, 1997, the non-NU owners of Millstone 3 filed demands for arbitration with CL&P and WMECO as well as lawsuits in Massachusetts Superior Court against Northeast Utilities and its current and former trustees. The non-NU owners raise a number of contract, tort and statutory claims, arising out of the operation of Millstone 3. The arbitrations and lawsuits seek to recover compensatory damages, punitive damages, treble damages and attorneys' fees. Owners representing approximately two-thirds of the non-NU interests in Millstone 3 have claimed compensatory damages in excess of $200 million. In addition, one of the lawsuits seeks to restrain NU from disposing of its shares of the stock of WMECO and Holyoke Water Power Company, pending the outcome of the lawsuit. The NU companies believe there is no legal basis for the claims and intend to defend against them vigorously.

     For further information on this matter, see "Item 3 - Legal Proceedings" in NU's 1996 Form 10-K.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders of NU held on June 17, 1997 shareholders voted to fix the number of Trustees for the ensuing year at eleven. The vote fixing the number of Trustees was 110,326,624 votes in favor and 4,679,861 votes against, with 2,989,614 abstentions and broker nonvotes.


     At the Annual Meeting, the following eleven nominees were elected to serve on the Board of Trustees by the votes set forth below:

                                  For       Against      Abstain

 1. Cotton M. Cleveland        109,675,633  3,572,260    4,748,207
 2. William F. Conway          110,649,383  2,598,511    4,748,207
 3. John F. Curley             110,709,322  2,538,572    4,748,207
 4. E. Gail DePlanque          110,711,563  2,536,330    4,748,207
 5. Bernard M. Fox             105,880,311  7,367,582    4,748,207
 6. Elizabeth T. Kennan        109,321,904  3,925,990    4,748,207
 7. William J. Pape            109,483,548  3,764,345    4,748,207
 8. Robert E. Patricelli       110,062,763  3,185,131    4,748,207
 9. Norman C. Rasmussen        109,998,387  3,249,507    4,748,207
10. John F. Swope              109,978,033  3,270,461    4,747,607
11. John F. Turner             110,690,378  2,557,515    4,748,207

     NU's shareholders also ratified the Board of Trustees' selection of Arthur Andersen LLP to serve as independent auditors of NU and its subsidiaries for 1997. The vote ratifying such selection was 112,041,128 votes in favor and 3,637,282 votes against, with 2,317,690 abstentions and broker nonvotes.

ITEM 5.   OTHER INFORMATION

1. On June 27, 1997, nuclear management of NU temporarily suspended all nuclear training programs at Millstone to address programmatic deficiencies identified by NNECO and NRC inspectors during reviews of the system's licensed operator training programs at the system's four Connecticut nuclear units. Since then, a Training Restart Plan has been established and various training programs have been restarted, including the licensed operator training programs for Millstone. Management continues to believe that the suspension will not affect the schedule to restart the Millstone units

     For additional information relating to this matter, see NU's Form 8-K dated June 26, 1997 and "Item 1. Business - Nuclear Plant Performance and Regulatory Oversight" and "Item 3. Legal Proceedings," in NU's 1996 Form 10-K.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Listing of Exhibits:

      Exhibit Number       Description


               10           Description of Certain Management
                            Compensation Arrangements (Exhibit 4.2, Post
                            Effective Amendment No. 2, File No. 033-51185)

               15           Letter regarding unaudited financial
                            information

               27           Financial Data Schedule

(b)   Reports on Form 8-K:

      1.  NU filed a Form 8-K dated June 26, 1997 disclosing:

          . Nuclear management of NU temporarily suspended all nuclear training programs at Millstone to address programmatic deficiencies identified by NNECO and the NRC;
          . The DPUC orally granted summary judgment in CL&P's prudence docket, disallowing recovery of substantially all costs associated with the ongoing outages at Millstone;
          . Under the CL&P First and Refunding Mortgage Bond Indenture, the sinking fund had been eliminated;
          . The court appointed mediator in the industry restructuring dispute between the State of New Hampshire and PSNH and NU filed a letter with the U.S. District Court in Rhode Island requesting the extension of the mediation to August 4, 1997;
          . On June 28, 1997, Seabrook nuclear generating unit returned to service following a 50-day planned refueling and maintenance outage;
          . On July 1, 1997, CL&P submitted continued unit operation studies to the DPUC;
          . As a result of a trigger event set forth in the original note agreement, RRR intends to repurchase approximately $26 million of the total approximate $38 million of notes from the current holders; the balance of the notes will be purchased by alternative third party purchasers.

     2.   NU filed a Form 8-K dated July 22, 1997 disclosing:

          . Information concerning second quarter 1997 losses for the NU system;
          . Information regarding an agreement to settle certain shareholder derivative litigation.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                        NORTHEAST UTILITIES
                                            Registrant



Date August 12, 1997                By  /s/ Bernard M. Fox
                                            Bernard M. Fox
                                            Chairman, President, and
                                            Chief Executive Officer



Date August 12, 1997                By  /s/ John J. Roman
                                            John J. Roman
                                            Vice President and
                                            Controller