Form 10-Q
period 1997-09-30
NORTHEAST UTILITIES SYSTEM
filed 1997-11-12
CIK 72741

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997


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

                     Class                     Outstanding at October 31, 1997

         Common Shares, $5.00 par value          136,813,919 shares




                      NORTHEAST UTILITIES AND SUBSIDIARIES

                               TABLE OF CONTENTS



                                                              Page No.



Part I. Financial Information

    Item 1. Financial Statements

      Consolidated Balance Sheets - September 30, 1997
      and December 31, 1996                                                2

      Consolidated Statements of Income - Three
      Months and Nine Months Ended September 30,
      1997 and 1996                                                        4

      Consolidated Statements of Cash Flows -
      Nine Months Ended September 30, 1997 and 1996                        5

      Notes to Consolidated Financial Statements                           6

      Report of Independent Public Accountants                            12

     Item 2.     Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                              14

Part II.    Other Information

  Item 1.   Legal Proceedings                                             23

  Item 5.   Other Information                                             23

  Item 6.   Exhibits and Reports on Form 8-K                              24

Signatures                                                                26


                                  PART I.  FINANCIAL INFORMATION

NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                            September 30,
                                                                1997        December 31,
                                                            (Unaudited)         1996
                                                           -------------   -------------
                                                               (Thousands of Dollars)
ASSETS
------

Utility Plant, at cost:
  Electric................................................ $  9,802,205    $  9,685,155
  Other...................................................      189,561         192,303
                                                           -------------   -------------
                                                              9,991,766       9,877,458
     Less: Accumulated provision for depreciation.........    4,243,306       3,979,864
                                                           -------------   -------------
                                                              5,748,460       5,897,594
  Unamortized PSNH acquisition costs......................      424,641         491,709
  Construction work in progress...........................      168,381         146,438
  Nuclear fuel, net.......................................      195,796         196,424
                                                           -------------   -------------
      Total net utility plant.............................    6,537,278       6,732,165
                                                           -------------   -------------
Other Property and Investments:
  Nuclear decommissioning trusts, at market...............      470,424         403,544
  Investments in regional nuclear generating
   companies, at equity...................................       90,804          85,340
  Investments in transmission companies, at equity........       21,191          21,186
  Investments in Charter Oak Energy, Inc. projects........       78,417          57,188
  Other, at cost..........................................       84,183          43,372
                                                           -------------   -------------
                                                                745,019         610,630
                                                           -------------   -------------
Current Assets:
  Cash and cash equivalents...............................      213,084         194,197
  Special deposits........................................          669           7,039
  Receivables, net (Note 4)...............................      365,409         477,021
  Accrued utility revenues (Note 4).......................      106,882         127,162
  Fuel, materials, and supplies, at average cost..........      213,557         211,414
  Recoverable energy costs, net--current portion..........       41,460           1,804
  Prepayments and other...................................       64,804          48,279
                                                           -------------   -------------
                                                              1,005,865       1,066,916
                                                           -------------   -------------
Deferred Charges:
  Regulatory assets:
    Income taxes,net......................................      948,594       1,012,343
    Deferred costs--nuclear plants........................      200,438         185,078
    Unrecovered contractual obligations (Note 6B).........      555,380         435,495
    Recoverable energy costs, net.........................      322,853         328,863
    Deferred demand side management costs.................       45,652          90,129
    Cogeneration costs....................................       42,269          66,205
    Other.................................................       96,279         103,726
  Unamortized debt expense................................       39,912          38,146
  Other ..................................................       72,478          72,052
                                                           ------------    ------------
                                                              2,323,855       2,332,037
                                                           ------------    ------------

Total Assets.............................................. $ 10,612,017    $ 10,741,748
                                                           ============    ============

See accompanying notes to consolidated financial statements.




NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                            September 30,
                                                                1997        December 31,
                                                            (Unaudited)         1996
                                                           -------------   -------------
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common shareholders' equity:
    Common shares, $5 par value--authorized
     225,000,000 shares; 136,800,549 shares issued and
     129,995,771 shares outstanding in 1997 and
     136,051,938 shares issued and 128,444,373 shares
     outstanding in 1996.................................. $    684,003    $    680,260
    Capital surplus, paid in..............................      933,080         940,446
    Deferred benefit plan--employee stock
      ownership plan......................................     (157,506)       (176,091)
    Retained earnings.....................................      701,707         832,520
                                                           -------------   -------------
           Total common shareholders' equity..............    2,161,284       2,277,135
  Preferred stock not subject to mandatory redemption.....      136,200         136,200
  Preferred stock subject to mandatory redemption.........      245,750         276,000
  Long-term debt..........................................    3,653,646       3,613,681
                                                           -------------   -------------
           Total capitalization...........................    6,196,880       6,303,016
                                                           -------------   -------------
Minority Interest in Consolidated Subsidiaries............       99,855          99,972
                                                           -------------   -------------
Obligations Under Capital Leases..........................      172,202         186,860
                                                           -------------   -------------
Current Liabilities:
  Notes payable to banks..................................      150,000          38,750
  Long-term debt and preferred stock--current
   portion................................................      279,396         319,503
  Obligations under capital leases--current
   portion................................................       35,928          19,305
  Accounts payable........................................      322,207         507,139
  Accrued taxes...........................................       41,656           7,050
  Accrued interest........................................       63,162          51,386
  Accrued pension benefits................................       88,099          99,699
  Nuclear compliance......................................      100,160          63,200
  Other...................................................       99,242          98,570
                                                           -------------    ------------
                                                              1,179,850       1,204,602
                                                           -------------    ------------

Deferred Credits:
  Accumulated deferred income taxes.......................    1,958,684       2,044,123
  Accumulated deferred investment tax credits.............      161,238         168,444
  Deferred contractual obligations (Note 6B)..............      564,129         440,495
  Other...................................................      279,179         294,236
                                                           -------------    ------------
                                                              2,963,230       2,947,298
                                                           -------------    ------------

Commitments and Contingencies (Note 6)

           Total Capitalization and Liabilities........... $ 10,612,017    $ 10,741,748
                                                           =============   =============

See accompanying notes to consolidated financial statements.



NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                    Three Months Ended           Nine Months Ended
                                                       September 30,               September 30,
                                                --------------------------- ---------------------------
                                                     1997          1996          1997          1996
                                                ------------- ------------- ------------- -------------
                                                    (Thousands of Dollars, except share information)

Operating Revenues............................. $    977,127  $    955,518  $  2,855,818  $  2,855,624
                                                ------------- ------------- ------------- -------------
Operating Expenses:
 Operation --
  Fuel, purchased and net interchange power....      332,265       308,209       954,789       819,668
  Other........................................      315,115       266,297       862,190       825,501
 Maintenance...................................      131,245       104,998       373,967       283,018
 Depreciation..................................       89,682        88,300       266,276       268,704
 Amortization of regulatory assets, net........       30,079        42,212        92,491        81,469
 Federal and state income taxes................      (10,153)       12,696        (2,553)       96,651
 Taxes other than income taxes.................       63,446        64,774       191,084       197,501
                                                ------------- ------------- ------------- -------------
        Total operating expenses...............      951,679       887,486     2,738,244     2,572,512
                                                ------------- ------------- ------------- -------------
Operating Income...............................       25,448        68,032       117,574       283,112
                                                ------------- ------------- ------------- -------------

Other Income:
  Deferred nuclear plants return--other
    funds......................................        1,818         1,919         5,420         7,332
  Equity in earnings of regional nuclear
    generating and transmission companies......        3,108         3,326         9,285        10,637
  Other, net...................................       (6,173)        8,451           309        23,749
  Minority interest in income of subsidiary....       (2,325)       (2,325)       (6,975)       (6,975)
  Income taxes.................................        3,588        (1,762)        4,795        (3,554)
                                                ------------- ------------- ------------- -------------
        Other income, net......................           16         9,609        12,834        31,189
                                                ------------- ------------- ------------- -------------
        Income before interest charges.........       25,464        77,641       130,408       314,301
                                                ------------- ------------- ------------- -------------

Interest Charges:
  Interest on long-term debt...................       70,612        71,156       209,037       214,229
  Other interest...............................        2,791           (55)        7,166         8,539
  Deferred nuclear plants return--borrowed
     funds.....................................       (3,434)       (3,141)      (10,162)      (11,976)
                                                ------------- ------------- ------------- -------------
        Interest charges, net..................       69,969        67,960       206,041       210,792
                                                ------------- ------------- ------------- -------------

       (Loss)/Income after interest charges....      (44,505)        9,681       (75,633)      103,509

Preferred Dividends of Subsidiaries............        7,240         8,648        23,046        25,308
                                                ------------- ------------- ------------- -------------
Net (Loss)/Income.............................. $    (51,745) $      1,033  $    (98,679) $     78,201
                                                ============= ============= ============= =============

(Loss)/Earnings Per Common Share............... $      (0.40) $       0.01  $      (0.76) $       0.61
                                                ============= ============= ============= =============

Common Shares Outstanding (average)............  129,913,835   128,086,873   129,381,841   127,832,699
                                                ============= ============= ============= =============



See accompanying notes to consolidated financial statements.

NORTHEAST UTILITIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                             -----------------------
                                                                 1997        1996
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  (Loss) Income before preferred dividends of subsidiaries.. $  (75,633) $  103,509
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................    266,276     268,704
    Deferred income taxes and investment tax credits, net...     (4,448)     27,443
    Deferred nuclear plants return, net of amortization.....    (15,582)    (10,148)
    Recoverable energy costs, net of amortization...........    (33,646)     (8,230)
    Amortization of PSNH acquisition costs..................     42,423      42,743
    Amortization of cogeneration costs, net ................     23,936      15,483
    Amortization of demand-side-management
      costs, net ...........................................     44,477      33,845
    Deferred nuclear refueling outage, net of amortization..    (29,589)     40,954
    Nuclear compliance, net.................................     36,960      40,006
    Other sources of cash...................................     88,663     140,276
    Other uses of cash......................................    (24,772)    (15,643)
  Changes in working capital:
    Receivables and accrued utility revenues, net  (Note 4).    131,892      49,234
    Fuel, materials, and supplies...........................     (2,143)     (2,461)
    Accounts payable........................................   (184,932)    (29,382)
    Accrued taxes...........................................     34,606      (8,468)
    Other working capital (excludes cash)...................     (9,307)    (19,177)
                                                             ----------- -----------
Net cash flows from operating activities....................    289,181     668,688
                                                             ----------- -----------
Financing Activities:
  Issuance of common shares.................................      3,743      10,622
  Issuance of long-term debt................................    260,000     222,100
  Net increase (decrease) in short-term debt................    111,250     (84,000)
  Reacquisitions and retirements of long-term debt..........   (273,228)   (209,914)
  Reacquisitions and retirements of preferred stock.........    (25,000)     (1,500)
  Cash dividends on preferred stock.........................    (23,046)    (25,308)
  Cash dividends on common shares...........................    (32,134)   (144,200)
                                                             ----------- -----------
Net cash flows from (used for) financing activities.........     21,585    (232,200)
                                                             ----------- -----------
Investment Activities:
  Investment in plant:
    Electric and other utility plant........................   (174,088)   (161,704)
    Nuclear fuel............................................     (6,285)     (1,453)
                                                             ----------- -----------
  Net cash flows used for investments in plant..............   (180,373)   (163,157)
  Investments in nuclear decommissioning trusts.............    (44,343)    (47,211)
  Capital contributions to Charter Oak Energy projects......    (21,229)     (3,482)
  Other investment activities, net..........................    (45,934)    (12,733)
                                                             ----------- -----------
Net cash flows used for investments.........................   (291,879)   (226,583)
                                                             ----------- -----------
Net Increase In Cash For The Period.........................     18,887     209,905
Cash and cash equivalents - beginning of period.............    194,197      29,038
                                                             ----------- -----------
Cash and cash equivalents - end of period................... $  213,084  $  238,943
                                                             =========== ===========


/Table>
See accompanying notes to consolidated financial statements.


                      NORTHEAST UTILITIES AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   Presentation

          The accompanying unaudited consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in this Form
          10-Q, the Annual Report of Northeast Utilities (the company or NU) on
          Form 10-K for the year ended December 31, 1996 (1996 Form 10-K), the company's Form 10-Q for the quarters ended March 31, 1997 and June 30,
          1997, and the company's Form 8-Ks dated August 19, 1997, September 2,
          1997, and October 13, 1997. In the opinion of the company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1997, the results of operations for the three-month and nine-month periods ended
          September 30, 1997 and 1996, and the statements of cash flows for the nine-month periods ended September 30, 1997 and 1996. All adjustments are of a normal, recurring, nature except those described below in
          Note 6B. The results of operations for the three-month and nine-month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results expected for a full year.

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

          B.   New Accounting Standards

          For information regarding the adoption of new accounting
          standards, see Note 4, "Sale of   Customer Receivables and Accrued
          Utility Revenues" in this Form 10-Q, NU's Form 10-Q for the quarters ended June 30, 1997 and March 31, 1997, and NU's 1996 Form 10-K.

          C.   Regulatory Accounting and Assets

          For information regarding regulatory accounting and assets, see the MD&A in this Form 10-Q, NU's Form 10-Q for the quarters ended June 30,
          1997 and March 31, 1997 and NU's 1996 Form 10-K.

2.   SHORT-TERM DEBT

     For information regarding short-term debt, see the MD&A in this Form 10-Q, NU's Form 10-Q for the quarters ended June 30, 1997 and March 31, 1997, and
     NU's 1996 Form 10-K.

3.   CAPITALIZATION

     CL&P:  On October 9, 1997, CL&P issued $200 million of First and Refunding
     Mortgage Bonds, 1997 Series C (CL&P 1997 Series C Bonds) in an exchange offer for $200 million of its First and Refunding Mortgage Bonds,  1997
     Series B.  The CL&P 1997 Series C Bonds bear interest at an annual rate of
     7.75% and will mature on June 1, 2002.

     Rocky River Realty Company (RRR): In April 1997, the holders of approximately $38 million of RRR notes elected to have RRR repurchase the notes at par. Of this $38 million, RRR has reacquired and retired $26 million of the notes and, sold the remaining $12 million of the notes to alternate purchasers during the second and third quarters of 1997.

     For additional information on these and other matters related to NU's capitalization, see the MD&A in this Form 10-Q, NU's Form 10-Q for the quarters ended June 30, 1997 and March 31, 1997, and NU's 1996 Form 10-K.


4.   SALE OF CUSTOMER RECEIVABLES AND ACCRUED UTILITY REVENUES

     During 1996, CL&P and WMECO entered into agreements to sell up to $200 million and $40 million, respectively, of undivided ownership interests in eligible customer receivables and accrued utility revenues (receivables) to third party purchasers. As of September 30, 1997, CL&P and WMECO had sold approximately $100 million and $28 million, respectively, of undivided ownership interests in receivables under their respective sales agreements.

     The Financial Accounting Standards Board (FASB) issued Statement of
     Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in June 1996. SFAS 125 became effective on January 1, 1997, and establishes, in part, criteria for concluding whether a transfer of financial assets in exchange for consideration should be accounted for as a sale or as a secured borrowing. By October 31, 1997, both CL&P and WMECO had restructured their respective sales agreements to comply with the conditions of SFAS 125 and account for transactions occurring under these programs as sales of assets. At October 31, 1997, approximately $50 million and $28 million of undivided ownership interests in receivables had been sold to third party purchasers by CL&P and WMECO, respectively, through the use of each company's special purpose, wholly-owned subsidiary: CL&P Receivables Corporation (CRC, a CL&P special purpose subsidiary) and WMECO Receivables Corporation (WRC, a WMECO special purpose subsidiary).

     Both CRC's and WRC's respective sales agreements provide for a formula based loss reserve in which additional receivables may be assigned to the
     third party purchasers for bad debt.   The third party purchasers absorb
     the excess amount in the event that actual loss experience exceeds the loss reserve.  At September 30, 1997, approximately $7.4 million and $4.3 million of assets had been designated as collateral to the third party purchasers by CRC and WRC, respectively.

     For additional information regarding CL&P's and WMECO's sale of receivables, see the MD&A in this Form 10-Q, NU's Form 10-Q for the quarters ended June 30, 1997 and March 31, 1997 and NU's 1996 Form 10-K.

5.   INTEREST RATE AND FUEL PRICE MANAGEMENT

     Fuel Price Management: As of September 30, 1997, CL&P had outstanding fuel-price management agreements with a total notional value of approximately
     $336 million, and a positive mark-to-market position of approximately $5.2 million.

     Under the terms of CL&P's fuel-price management agreements, CL&P can be required to post cash collateral with its counterparties approximately equivalent to the amount of a negative mark-to-market position. In general, the amount of collateral is to be returned to CL&P when the mark-to-market position becomes positive, when CL&P meets specified credit ratings, or when an agreement ends and all open positions are properly settled.

     Interest Rate Management: As of September 30, 1997, NAEC had outstanding interest-rate management agreements with a total notional value of approximately $200 million and a positive mark-to-market position of approximately $800 thousand.

     Credit Risk: Both types of the management agreements listed above have been made with various financial institutions, each of which is rated
     "BBB+" or better by Standard & Poor's rating group. CL&P and NAEC are exposed to credit risk on fuel-price management instruments and interest-rate management instruments if the counterparties fail to perform their obligations. However, management anticipates that the counterparties will be able to fully satisfy their obligations under the agreements.

     For further information on interest-rate and fuel-price management instruments, see the MD&A in this Form 10-Q, NU's Form 10-Q for the quarters ended June 30, 1997 and March 31, 1997 and NU's 1996 Form 10-K.

6.   COMMITMENTS AND CONTINGENCIES

     A.   Restructuring

          New Hampshire: On May 13, 1997, the United States District Court for
          New Hampshire (Court) appointed a mediator to the pending case involving PSNH's and affiliates' challenge to the New Hampshire Public
          Utilities Commission (NHPUC) Final Plan on restructuring the electric industry issued on February 28, 1997. All court proceedings in the case were suspended during the mediation process. On September 2, 1997, PSNH announced that the mediation involving its court challenge to the February 28, 1997 restructuring orders of the NHPUC had ended without a resolution. The Court has suspended the procedural schedule associated with this court proceeding pending the resolution of appeals of certain preliminary rulings by the United States Circuit
          Court of Appeals for the First Circuit. The temporary restraining order issued by the Court in March 1997 will remain in effect until further order of either court. The NHPUC also reopened its proceeding to reconsider certain matters in its restructuring orders.

          For further information on restructuring of the electric utility industry within the NU system companies' respective jurisdictions and on the CL&P and PSNH rate proceedings, see the MD&A in this Form 10-Q, NU's Form 8-Ks dated October 13, 1997 and September 2,
          1997, NU's Form 10-Q for the quarters ended June 30, 1997 and March
          31, 1997 and NU's 1996 Form 10-K.


      B.  Nuclear Performance

          Millstone:  The three Millstone units are managed by Northeast
          Nuclear Energy Company (NNECO). Millstone 1, 2, and 3 have been out of service since November 4, 1995, February 21, 1996 and March 30,
          1996, respectively, and are on the Nuclear Regulatory Commission's
          (NRC) watch list. Management has restructured its nuclear organization and is currently implementing comprehensive plans to restart the units.

          NU hopes to return Millstone 3 to service late in the first quarter of 1998; Millstone 2 two to three months after Millstone 3; and Millstone 1 in the second half of 1998. The pace of the recovery effort at Millstone 1 will continue to be reduced so that resources can be focused on Millstone units 3 and 2 in the first half of 1998.
          Full funding for the recovery of Millstone 1 can be restored after Millstone 3 is back in service. The actual date of the return to service is dependent upon the completion of independent inspections and reviews, inspections and reviews by the NRC and a vote by the NRC
          Commissioners, and in the case of Millstone 1, the cost and schedule of returning the first two units to service.

          For the nine months ended September 30, 1997, NU's share of nonfuel
          O&M costs expensed for Millstone totaled $444 million.  These expenses include $35 million reserved for future 1997 restart costs and $65 million reserved for 1998 restart costs, and is net of $63
          million of spending against the   reserve established in 1996.  The
          reserve balance at September 30, 1997 was approximately $100 million.
          NU's share of nonfuel O&M costs for Millstone to be expensed in 1997 is now projected to be approximately $540 million compared to $440 million previously estimated. Nonfuel O&M costs have been and will continue to be absorbed by NU without adjustment to its subsidiaries'
          current rates.

          Although 1998 nuclear operating budgets have not been established at this time, management believes that the nuclear spending levels at Millstone will be reduced from 1997 levels, although they will be considerably higher than before the station was placed on the NRC's watch list. The actual level of 1998 spending will depend on when the units return to operation and the cost of restoring them to service. The total cost to restart the units cannot be estimated at this time. Management will continue to evaluate the costs to be incurred in 1998 to determine whether adjustments to the existing reserves are required.

          As discussed above, management cannot predict when the NRC will allow any of the Millstone units to return to service and thus cannot estimate the total replacement power costs the companies will ultimately incur. Replacement power costs incurred by NU attributable to the Millstone outages averaged approximately $28 million per month during the first nine months of 1997, and are projected to average approximately $24 million per month for the remainder of 1997. Based on the current estimates of expenditures and restart dates, management believes the system has sufficient resources to fund the restoration of the Millstone units and related replacement power costs. NU will continue to expense its replacement power costs in 1997.

          Litigation: For information regarding litigation initiated by the non-NU owners of Millstone 3, see NU's Form 10-Q for the quarter ended June 30, 1997, and NU's 1996 Form 10-K.

          Maine Yankee Atomic Power Company (MYAPC): The NU system companies have a twenty percent ownership interest in the Maine Yankee nuclear generating facility (MY). At September 30, 1997, NU's equity investment in MYAPC was approximately $15.3 million. The NU system companies had relied on MY for approximately two percent of their capacity.

          On August 6, 1997, the board of directors of MYAPC voted unanimously to cease permanently the production of power at MY. During November
          1997, MYAPC filed an amendment to its power contracts clarifying the obligations of its purchasing utilities following the decision to cease power production. At September 30, 1997, the estimated obligation, including decommissioning, amounted to approximately $930 million, of which the NU system's share was approximately $186 million. Under the terms of the contracts with MYAPC, the shareholders-sponsor companies, including CL&P, PSNH, and WMECO, are responsible for their proportionate share of the costs of the unit, including decommissioning. Management expects that CL&P, PSNH, and WMECO will be allowed to recover these costs from their customers.
          Accordingly, NU has recognized these costs as a regulatory asset, with a corresponding obligation, on its consolidated balance sheets.

          For additional information regarding this and other nuclear performance matters, see Part II and the MD&A in this Form 10-Q, NU's
          Form 8-K dated October 13, 1997, NU's Form 10-Q for the quarters ended
          June 30, 1997 and March 31, 1997 and NU's 1996 Form 10-K.

      C.  Environmental Matters

          At September 30, 1997, the NU system's net liability for its estimated remediation costs, excluding recoveries from insurance companies and other third parties, was approximately $17 million, which management has determined to be the most probable amount within a range of $17 million to $37 million.

          For additional information regarding environmental matters, see the MD&A in this Form 10-Q, NU's Form 10-Q for the quarters ended June 30,
          1997 and March 31, 1997 and NU's 1996 Form 10-K.

      D.  Nuclear Insurance Contingencies

          For information regarding nuclear insurance contingencies, see NU's
          Form 10-Q for the quarter ended March 31, 1997 and NU's 1996 Form
          10-K.

      E.  Construction Program

          For information regarding NU's construction program, see NU's Form
          10-Q for the quarter ended March 31, 1997 and NU's 1996 Form 10-K.

     F.   Long-Term Contractual Arrangements

          For information regarding long-term contractual arrangements, see NU's
          1996 Form 10-K. For information related to the closure of MY, see the MD&A and Note 6B in this Form 10-Q and NU's Form 10-Q for the quarter ended June 30, 1997.



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Northeast Utilities:

We have reviewed the accompanying consolidated balance sheet of Northeast
Utilities (a Massachusetts trust) and subsidiaries as of September 30, 1997, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1997 and 1996, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Northeast Utilities as of December
31, 1996 and in our report dated February 21, 1997, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                            /s/ Arthur Andersen LLP
                                            Arthur Andersen LLP


Hartford, Connecticut
November 12, 1997





                      NORTHEAST UTILITIES AND SUBSIDIARIES

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


This section contains management's assessment of Northeast Utilities and subsidiaries' (NU or the system) financial condition and the principal factors having an impact on the results of operations. This discussion should be read in conjunction with NU's consolidated financial statements and footnotes in this Form 10-Q, the First and Second Quarter 1997 Form 10-Qs, the 1996 Form 10-K, and the Form 8-Ks dated August 19, 1997, September 2, 1997 and October 13, 1997.

FINANCIAL CONDITION

Overview

The outages at the three Millstone units (Millstone) continue to have a substantial negative impact on NU's earnings. NU had a net loss for the third quarter of 1997 of $0.40 per common share compared to earnings of $0.01 per common share for the third quarter of 1996, and a net loss of approximately
$0.76 per common share for the nine months ended September 30, 1997, compared to earnings of approximately $0.61 per common share for the same period in 1996.
The losses for the three- and nine-month periods were attributable to replacement power and nuclear operation and maintenance (O&M) expenses for the Millstone units in 1997, including amounts reserved for future spending in 1997 and 1998.

The loss for the first nine months of 1997 was also attributable to lower retail sales. Higher retail sales in the quarter reduced the third quarter loss. Retail kilowatt-hour sales for the quarter were one percent higher than the third quarter of 1996 primarily due to modest economic growth. Retail kilowatt-hour sales for the nine months ended September 30, 1997 were 1.2 percent below the same period in 1996 primarily due to mild weather in the first quarter of 1997.

Millstone-related costs have risen over the past several months as the company completes the engineering, physical and programmatic efforts needed to return the units to service. As a result, NU now expects a loss from results of operations in 1997.

Millstone Outages

NU has a 100 percent ownership interest in Millstone 1 and 2 and a 68 percent joint ownership interest in Millstone 3. Millstone units 1, 2 and 3 (Millstone) have been out of service since November 4, 1995, February 21, 1996, and March 30, 1996, respectively.

NU hopes to return Millstone 3 to service late in the first quarter of 1998;
Millstone 2 two to three months after Millstone 3; and Millstone 1 in the second half of 1998. The pace of the recovery effort at Millstone 1 will continue to be reduced so that resources can be focused on Millstone units 3 and 2 in the first half of 1998. Full funding for the recovery of Millstone 1 can be restored after Millstone 3 is back in service. The actual date of the return to service for each of the units is dependent upon the completion of independent inspections and reviews, inspections and reviews by the Nuclear Regulatory
Commission (NRC) and a vote by the NRC Commissioners and, in the case of Millstone 1, the cost and schedule of returning the first two units to service.

For the nine months ended September 30, 1997, NU's share of nonfuel O&M costs expensed for Millstone totaled $444 million. These expenses include $35 million reserved for future 1997 restart costs and $65 million reserved for 1998 restart costs, and is net of $63 million of spending against the reserve established in 1996. The reserve balance at September 30, 1997 was approximately $100 million. NU's share of nonfuel O&M costs for Millstone to be expensed in 1997 is now projected to be approximately $540 million compared to $440 million previously estimated. Nonfuel O&M costs have been and will continue to be absorbed by NU without adjustment to its subsidiaries' current rates.

Although 1998 nuclear operating budgets have not been established at this time, management believes that the 1998 nuclear spending levels at Millstone will be reduced from 1997 levels, although they will be considerably higher than before the station was placed on the NRC's watch list. The actual level of 1998 nuclear spending at Millstone will depend on when the units return to operation and the cost of restoring them to service. The total cost to restart the units cannot be estimated at this time. Management will continue to evaluate the costs to be incurred in 1998 to determine whether adjustments to the existing reserves are required.

Replacement power costs attributable to the Millstone outages averaged approximately $28 million a month during the first nine months of 1997, and are projected to average approximately $24 million a month for the remainder of 1997. NU will continue to expense its replacement power costs in 1997.

For further information on the current Millstone outages, see the "Notes to Consolidated Financial Statements," Note 6B in this Form 10-Q, NU's First and
Second Quarter 1997 Form 10-Qs and 1996 Form 10-K.

Capacity

During 1996 and continuing into 1997, the NU system companies have taken measures to improve their capacity position due to the current Millstone outages. NU anticipates that its 1997 spending for additional capacity-related costs will be approximately $70 million, of which $50 million is expected to be expensed. NU spent approximately $49 million of the $70 million through the first nine months of 1997, of which $29 million was expensed.

NU has a 20 percent ownership interest in the Maine Yankee nuclear generating facility (MY). On August 6, 1997, the board of directors of Maine Yankee
Atomic Power Company (MYAPC) voted unanimously to cease permanently the production of power at MY. During November 1997, MYAPC filed an amendment to its power contracts clarifying the obligations of its purchasing utilities following the decision to cease power production. As of September 30, 1997, the estimated obligation, including decommissioning, amounted to approximately $930 million, of which the NU system's share was approximately $186 million. Under the terms of the contracts with MYAPC, the shareholders-sponsor companies, including The Connecticut Light and Power Company (CL&P), Public Service
Company of New Hampshire (PSNH), and Western Massachusetts Electric Company
(WMECO), are responsible for their proportionate share of the costs of the unit, including decommissioning. Management expects that CL&P, PSNH, and WMECO will be allowed to recover these costs from their customers as they are included in the Federal Energy Regulatory Commission approved wholesale contract. Accordingly, NU has recognized these costs as a regulatory asset, with a corresponding obligation on its balance sheet.

For further information on capacity-related issues and MYAPC, see the "Notes to Consolidated Financial Statements," Note 6B and Part II - Item 2 in this Form
10-Q and NU's 1996 Form 10-K.

Liquidity and Capital Resources

Cash provided from operations decreased approximately $380 million in the first nine months of 1997, compared to the same period in 1996, primarily due to higher 1997 cash expenditures related to the Millstone outages, and the pay down in 1997 of the 1996 year end accounts payable balance. The 1996 year end accounts payable balance was relatively high due to costs related to a severe
December storm and costs associated with the Millstone outages that had been incurred but not yet paid by the end of 1996. Net cash used for financing activities decreased approximately $254 million, primarily due to an increase in short-term borrowings through the use of $100 million of the CL&P accounts receivable facility established in 1996. Net cash used for financing activities was also impacted by lower cash dividends on NU common shares, partially offset by higher long-term debt and preferred stock retirements in 1997. Cash used for investments increased approximately $65 million, primarily due to an increase in special deposits and higher capital contributions to Charter Oak Energy (COE) projects in 1997.

CL&P and WMECO established facilities in 1996 under which they may sell from time to time up to $200 million and $40 million, respectively, of their accounts receivable and accrued utility revenues. As of September 30, 1997, CL&P and WMECO had sold approximately $100 million and $28 million, respectively.

During October 1997, CL&P completed the process of restructuring its sales agreement to comply with the requirements of Statement of Financial Accounting
Standards (SFAS) 125, "Accounting for Transfers and Servicing of Financial
Assets and Extinguishments of Liabilities," so that the transactions occurring under the agreement are accounted for as sales and not secured borrowings. As part of meeting the requirements, CL&P established a single-purpose, wholly owned subsidiary, CL&P Receivables Corporation (CRC). CRC's sole purpose is to purchase receivables from CL&P and periodically resell undivided ownership interests in those receivables to a third party purchaser. As collections reduce previously sold undivided interests, new receivables may be sold. All receivables transferred to CRC become assets owned by CRC.

WMECO previously restructured its accounts receivable sales agreement to permit it to treat transactions occurring under the agreement as a sale. Like CL&P, WMECO established a single-purpose, wholly owned subsidiary, WMECO Receivables
Corporation (WRC). WRC operates in substantially the same manner as does CRC.

As of October 31, 1997, approximately $50 million and $28 million of receivables had been sold by CRC and WRC, respectively, to third party purchasers.

NU, CL&P and WMECO entered into a new three-year revolving credit agreement (the
New Credit Agreement) in November 1996, which was amended in May 1997.  At
September 30, 1997, CL&P and WMECO had $35 million and $15 million, respectively, outstanding under the New Credit Agreement.

Each major company in the NU system finances its own needs. Neither CL&P nor WMECO has any financing agreements containing cross defaults based on financial defaults by NU, PSNH or North Atlantic Energy Corporation (NAEC). Similarly, neither PSNH nor NAEC has any financing agreements containing cross defaults based on financial defaults by NU, CL&P or WMECO. Nevertheless, it is possible that investors will take negative operating results or regulatory developments at one company in the NU system into account when evaluating other companies in the NU system. That could, as a practical matter and despite the contractual and legal separations among the NU companies, negatively affect each company's access to financial markets.

The system companies' ability to borrow under their financing arrangements is dependent on their satisfaction of contractual borrowing conditions. The financial covenants that must be satisfied to permit CL&P and WMECO to borrow under the New Credit Agreement are particularly restrictive. Also, WMECO'S accounts receivable facilities could become unavailable if its respective senior securities were to be downgraded by more than one step or CL&P's by more than two steps. Management has instructed all non-nuclear groups to constrain their spending for the remainder of 1997 and the first half of 1998, while the Millstone units are expected to be out of service, to levels intended to assure that the financial covenants in CL&P's and WMECO's New Credit Agreement are satisfied. In addition, management has announced that there will be a delay in the resumption of full recovery funding for Millstone 1, as necessary, to ensure that commitments to the companies' lenders are met. However, there is no assurance that these financial covenants will be met as the system may encounter additional unexpected costs such as from storms; or reduced revenues from regulatory actions or the effect of weather on sales levels.

If the return to service of one or more of the Millstone units is delayed substantially, beyond the present revised restart estimates or if some borrowing facilities become unavailable because of difficulties in meeting borrowing conditions, or if the system encounters additional significant costs or any other significant deviations from management's current assumptions, the currently available borrowing facilities could be insufficient to meet all of the system's cash requirements. In those circumstances, management would take even more stringent actions to reduce costs and cash outflows and would attempt to take other actions to obtain additional sources of funds. The availability of these funds would be dependent upon the general market conditions and the NU system's credit and financial condition at the time.

Restructuring

New Hampshire

On May 13, 1997, the United States District Court (Court) of New Hampshire, appointed a mediator to the pending case involving PSNH's and affiliates' challenge to the New Hampshire Public Utilities Commission (NHPUC) decision on
February 28, 1997 regarding electric utility restructuring. All court proceedings on the case were suspended during the mediation process.

On September 2, 1997, PSNH announced that the mediation had ended without a resolution. The Court has suspended the procedural schedule associated with this court proceeding pending the resolution of appeals of certain preliminary rulings by the U.S. Circuit Court of Appeals for the First Circuit. The temporary restraining order issued by the Court in March 1997 will remain in effect until further orders by either court.

The NHPUC also reopened its proceeding to reconsider certain limited matters in its restructuring orders. The NHPUC established a schedule to conduct rehearings on two PSNH-specific issues - whether the Final Plan would require write-offs under SFAS 71 and whether the Final Plan repudiates the Rate Agreement; and one generic issue - whether energy efficiency mandates for regulated distribution companies should be continued. On October 22, 1997, the NHPUC changed the scope of the PSNH-specific re-hearing proceedings to encompass the alternative rate-setting methodologies proposed by the intervenors; to decide the appropriate methodology to be used to determine PSNH's interim stranded costs; and to set
PSNH's interim stranded cost charges utilizing the determined methodology. In testimony filed with the NHPUC on November 7, 1997, PSNH proposed a new methodology to quantify its stranded costs. Under this proposal, PSNH would divest all owned generation and purchased-power obligations via auction. To the extent that the auction fails to produce sufficient revenues to cover the net book value of owned generation and contractual payment obligations of purchased-power, the difference would be recovered from customers through a non-bypassable distribution charge. The new proposal also relies upon securitization of certain assets to further reduce rates. Hearings are scheduled to begin on November 20, 1997.


Rate Matters

Connecticut

The Connecticut Department of Public Utility Control (DPUC) is required to review a utility's rates every four years if there has not been a rate proceeding during such period. The DPUC has been conducting such a review of CL&P's rates including an analysis of the possibility of removing one or more of the Millstone nuclear units from CL&P's rate base.

On August 29, 1997, the DPUC issued a procedural order limiting the scope of CL&P's four-year financial and operations review proceeding. The procedural order noted that, while this proceeding cannot adjust rates, it could lead to findings of fact that could form the basis for an interim rate adjustment in early 1998.

A decision in this proceeding is scheduled to be issued by the end of 1997.
NU cannot predict the outcome of this proceeding; however, an adverse decision relating to the issue of the removal of the Millstone units from rate base or the other issues being considered in this proceeding could have significant negative impacts on CL&P's earnings and cash position in 1998.

At the October 23, 1997 hearing in this proceeding, CL&P announced that it would not seek replacement power costs from customers incurred due to the Millstone outages. Earlier this year, the DPUC had denied CL&P's right to request recovery of such costs, and CL&P appealed that decision. CL&P has been, and will continue to, expense such replacement power costs until the Millstone units return to service.

For further information regarding this matter, see NU's First and Second Quarter
1997 Form 10-Qs, 1996 Form 10-K and Form 8-K dated October 13, 1997.

New Hampshire

On September 16, 1997, PSNH filed testimony and exhibits supporting an increase of just under 10 percent on an annual basis in the Fuel and Purchased Power
Adjustment Clause (FPPAC) rate effective on December 1, 1997. In order to request as moderate an FPPAC rate as possible, PSNH's filing defers certain costs for future recovery. A decision is pending.

By Order dated November 6, 1997, the NHPUC ordered a temporary rate reduction for PSNH at a revenue level 6.87 percent lower than current rates. The temporary rates will be effective December 1, 1997. The NHPUC also set an interim return on equity of 11 percent. A final decision in PSNH's permanent rate proceeding, which will be reconciled to July 1, 1997, is not expected to be issued until mid-1998.

All or a portion of this reduction may be offset or eliminated by an increase to rates through the FPPAC referred to above.

For further information regarding this matter, see NU's First Quarter 1997 Form
10-Q, 1996 Form 10-K and Form 8-Ks dated September 2, 1997 and October 13, 1997.

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

NAEC uses interest rate management instruments to reduce interest rate risk associated with its $200 million variable rate bank notes. NAEC's interest rate management instruments effectively fix its variable rate bank notes at 7.82 percent.

Neither CL&P nor NAEC uses the risk management instruments for trading purposes.
The differential paid or received as fuel prices or interest rates change is recognized in income when realized.

As of September 30, 1997, CL&P and NAEC had outstanding fuel price and interest rate management instruments with a total notional value of approximately $336 million and $200 million, respectively. The settlement amounts for the third quarter associated with these instruments decreased fuel expense by approximately $2 million for CL&P and increased interest expense by approximately $ 140,000 for NAEC. For further information on risk management instruments, see the "Notes to Consolidated Financial Statements," Note 5, in this Form 10-Q.

Environmental Matters

NU is potentially liable for environmental cleanup costs at a number of sites inside and outside its service territories. To date, the future estimated environmental remediation liability has not been material with respect to the earnings or financial position of the company. For the nine months ended
September 30, 1997, NU increased the environmental reserve by approximately
$2 million to a total of approximately $17 million, the most probable amount as required by SFAS No.5, "Accounting for Contingencies."



RESULTS OF OPERATIONS
                                               Income Statement Variances
                                                  Increase/(Decrease)
                                                    Millions of Dollars

                                      Third                   Year-
                                     Quarter     Percent     to-Date    Percent


Operating revenues                    $22           2%         $0           0%
Fuel, purchased and net
  interchange power                    24           8         135          16
Other operation                        49          18          37           4
Maintenance                            26          25          91          32
Amortization of
  regulatory assets, net              (12)        (29)         11         14
Federal and state income taxes        (28)        (a)        (108)        (a)
Other income, net                     (15)        (a)         (23)        (99)
Interest charges                        2           3          (7)         (3)

Net income                            (53)        (a)        (177)        (a)

(a) Percentage greater than 100


Comparison of the Third Quarter of 1997 to the Third Quarter of 1996


Total operating revenues increased in the third quarter of 1997, primarily due to higher fuel recoveries ($15 million), higher retail sales ($10 million) and higher revenues from regulatory decisions ($5 million), partially offset by lower wholesale and other revenues ($8 million). Retail sales increased 1.2 percent as a result of modest economic growth.

Fuel, purchased and net interchange power expense increased in 1997, primarily due to higher replacement power costs expensed in 1997 due to the nuclear outages.

Other operation and maintenance expenses increased $75 million in 1997. The major factors were the higher costs associated with the Millstone outages ($108 million), including a $45 million net increase over 1996 in the reserve for future restart costs and higher costs associated with the recognition of estimated losses on the sale of various Charter Oak Energy projects ($7 million). These increases were partially offset by the lower recognition of nuclear refueling outage costs primarily as a result of the 1996 CL&P Rate
Settlement ($18 million); lower capacity charges from Connecticut Yankee as a result of a property tax refund ($16 million) and lower administrative and general expenses primarily due to lower pensions and benefit costs ($6 million).

Amortization of regulatory assets, net decreased in 1997, primarily due to lower regulatory amortizations for CL&P in 1997 as a result of the 1996 CL&P Rate
Settlement.

Federal and state income taxes decreased in 1997, primarily due to lower book taxable income.

Other income, net decreased in 1997, primarily due to the recognition of an accumulated equity loss on a Charter Oak Energy project and lower deferred returns on PSNH and CL&P regulatory assets.

Comparison of the First Nine Months of 1997 to the First Nine Months of 1996

Total operating revenues were essentially unchanged. Lower sales for the first nine months of 1997, lower fuel recoveries and lower wholesale revenues were offset by rate increases for PSNH and higher other revenues.

Fuel, purchased and net interchange power expense increased in 1997, primarily due to higher replacement power costs expensed in 1997 due to the nuclear outages.

Other operation and maintenance expense increased $128 million in 1997. The major factors were the higher costs associated with the Millstone outages ($183 million); higher costs associated with the Seabrook outage ($19 million); higher capacity charges from Maine Yankee ($15 million) and higher costs associated with the recognition of estimated losses on the sale of various
Charter Oak Energy projects ($8 million). These increases were partially offset by the lower recognition of nuclear refueling outage costs primarily as a result of the 1996 CL&P Rate Settlement ($52 million); lower capacity charges from Connecticut Yankee as a result of a property tax refund ($22 million) and lower administrative and general expenses primarily due to lower pensions and benefit costs ($14 million).

Amortization of regulatory assets, net increased in 1997, primarily due to the completion of CL&P cogeneration deferrals in 1996 and increased amortization in 1997 ($15 million) and higher amortizations as a result of the 1996 CL&P Rate
Settlement effective in July 1996 ($9 million). These were partially offset by the completion of the amortization of phase-in costs for CL&P's share of Seabrook and WMECO's share of Millstone 3 in 1996 ($13 million).

Federal and state income taxes decreased in 1997, primarily due to lower book taxable income.

Other income, net decreased in 1997, primarily due to the recognition of an accumulated equity loss on a Charter Oak Energy project, lower deferred returns on PSNH and CL&P regulatory assets and lower income from temporary cash investments.

Interest charges decreased in 1997, primarily due to lower interest on long-term debt.



                          PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

1. The settlement concerning (i) seven derivative lawsuits against certain former and present NU officers and trustees and (ii) one demand letter filed by NU shareholders was formally filed for approval with the United States District
Court for the District of Connecticut on September 15, 1997. The court issued an order setting a hearing date of December 18, 1997 for determination of whether the settlement should be approved. It is anticipated that the approval process will be completed by the end of the year.

     For additional information regarding this settlement agreement, the derivative lawsuits and the demand letter, see NU's Current Report on Form 8-K dated July 22, 1997 and "Item 3 - Legal Proceedings" in NU's 1996 Form 10-K.

2. CL&P has been sued in the U. S. Bankruptcy Court for the Southern District of Texas - Houston Division by Triple C Power, Inc., the successor of the now bankrupt Texas-Ohio Power, Inc. (TOP). This suit arises out of CL&P's administrative and judicial efforts to prevent TOP, a non-utility generator, from selling electricity to two of CL&P's retail customers in Manchester, Connecticut. CL&P currently has pending before the Connecticut Supreme Court an appeal of a DPUC decision which, among other things, concluded that TOP did not require specific legislative authorization to make retail sales of electricity.
The plaintiff seeks $20 million in actual damages, plus attorneys fees and court costs, $40 million in exemplary damages, and a trebling of the actual damages, for a total of about $100 million. CL&P believes this action is without merit and intends to vigorously defend itself.


     For additional information on the related Connecticut court proceedings, see "Item 3 - Legal Proceedings" in NU's 1996 Form 10-K.

ITEM 5. OTHER INFORMATION

1.   The Citizens Awareness Network (CAN) filed a petition with the NRC under
Section 2.206 of the NRC's regulations in November 1996 requesting that the NRC suspend or revoke the operating licenses for Millstone 1, 2, and 3 and Connecticut Yankee Atomic Power Company's nuclear generating facility (CY). The petition also requested that the NRC take enforcement actions and make investigations based on numerous allegations. On September 12, 1997, the Director of Nuclear Reactor Regulation (Director) issued a partial decision granting certain aspects of the petition, denying other aspects and deferring other aspects of the petition pertaining to possible wrongdoing. The NRC responded to these requests by relying upon actions that have already been taken or actions that are currently under way. The NRC also denied petitioners' request that the Millstone restart decision be postponed until completion of pending investigations into alleged wrongdoings. However, the NRC decision indicated that the results of these investigations will be considered by the NRC
Commissioners at the time of restart.

     On September 3, 1997, the Director issued a partial decision deferring in part and denying in part another Section 2.206 petition that had been filed by CAN and the Nuclear Information Resource Service seeking NRC enforcement action and placement of certain restrictions on decommissioning activities at CY. The decision deferred that aspect of the petition requesting that the NRC take enforcement action with respect to the radiological controls program at the plant. The petitioners' requests that CY be placed on the NRC's watch list and that a six-month moratorium be placed on decommissioning activities at CY were denied.

     For additional information relating to this matter, see "Item 3. Legal
Proceedings," in NU's 1996 Form 10-K and "Item 5 - Other Information" in NU's
Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

2. A number of municipalities and cooperatives (Secondary Purchasers) have notified the sponsors of MY, including CL&P, WMECO and PSNH, that they consider their purchase and payment obligations under their purchase agreements to have been terminated as a result of the decision by the MYAPC Board of Directors (MY
Board) to retire the facility. Accordingly, these Secondary Purchasers have informed the sponsors that they will be making no further payments under the contracts for the period following the MY Board's decision. Through such contracts, the sponsors agreed to deliver a portion of the capacity and electrical output from the facility until the year 2003 in exchange for payment by the Secondary Purchasers of a pro rata share of the plant's costs and expenses. NU's subsidiaries' estimated exposure under these contracts is approximately $15 million to $20 million over the remaining term of these agreements. The MY sponsors are reviewing their options on how to proceed against the Secondary Purchasers in this matter.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Listing of Exhibits:

      Exhibit Number          Description


              10         Description of Certain Management
                         Compensation Arrangements (Exhibit 10.50, File No. 333-
                         30911)

              15         Letter regarding unaudited financial
                         information

              27         Financial Data Schedule

(b)   Reports on Form 8-K:

      1.  NU filed a Form 8-K dated August 19, 1997 disclosing that Michael G.
          Morris has been appointed Chairman, President and Chief Executive
          Officer of NU.


      2.  NU filed a Form 8-K dated September 2, 1997 disclosing:

          . The NHPUC/PSNH mediation proceedings had ended without resolution.
          . In connection with PSNH's temporary rate proceeding, testimony was filed with the NHPUC disclosing the significant negative consequences to PSNH if the NHPUC implements a one-year rate reduction of 11.41 percent.

      3.  NU filed a Form 8-K dated October 13, 1997 disclosing:

          . NU's earnings for the quarter ending September 30, 1997 and information on the Millstone nuclear units restart schedule.
          . The DPUC has been conducting a review of the rates of CL&P, including an analysis of the possibility of removing one or more of the Millstone nuclear units from CL&P's rate base.
          . On October 13, 1997, the NHPUC orally ordered a temporary rate reduction for PSNH at a revenue level 6.43 percent lower than current rates, to be effective December 1, 1997.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                        NORTHEAST UTILITIES
                                           Registrant



Date:  November 12, 1997              By /s/ John H. Forsgren

                                             John H. Forsgren
                                             Executive Vice President
                                             and Chief Financial Officer



Date:  November 12, 1997              By /s/ John J. Roman

                                             John J. Roman
                                             Vice President and Controller








                                         36

