Form 10-K
period 1997-12-31
NORTHEAST UTILITIES SYSTEM; CONNECTICUT LIGHT & POWER CO; WESTERN MASSACHUSETTS ELECTRIC CO; PUBLIC SERVICE CO OF NEW HAMPSHIRE; NORTH ATLANTIC ENERGY CORP /NH
filed 1998-03-19
CIK 72741, 23426, 106170, 315256, 880416

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended DECEMBER 31, 1997


                                       OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from          to

Commission           Registrant; State of Incorporation;       I.R.S Employer
File Number             Address; and Telephone Number        Identification No.


1-5324         NORTHEAST UTILITIES                               04-2147929
               (a Massachusetts voluntary association)
               174 BRUSH HILL AVENUE
               WEST SPRINGFIELD, MASSACHUSETTS    01090-2010
               Telephone:  (413) 785-5871

0-11419        THE CONNECTICUT LIGHT AND POWER COMPANY           06-0303850
               (a Connecticut corporation)
               107 SELDEN STREET
               BERLIN, CONNECTICUT                06037-1616
               Telephone:  (860) 665-5000

1-6392         PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE           02-0181050
               (a New Hampshire corporation)
               1000 ELM STREET
               MANCHESTER, NEW HAMPSHIRE          03105-0330
               Telephone:  (603) 669-4000

0-7624         WESTERN MASSACHUSETTS ELECTRIC COMPANY            04-1961130
               (a Massachusetts corporation)
               174 BRUSH HILL AVENUE
               WEST SPRINGFIELD, MASSACHUSETTS    01090-2010
               Telephone:  (413) 785-5871

33-43508       NORTH ATLANTIC ENERGY CORPORATION                06-1339460

               (a New Hampshire corporation)
               1000 ELM STREET
               MANCHESTER, NEW HAMPSHIRE          03105-0330
               Telephone:  (603) 669-4000


Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of Each Exchange
    Registrant               Title of Each Class            on Which Registered


NORTHEAST UTILITIES       Common Shares, $5.00 par value    New York Stock
                                                             Exchange, Inc.

THE CONNECTICUT LIGHT     9.3% Cumulative Monthly Income    New York Stock
  AND POWER COMPANY      Preferred Securities Series A(1)    Exchange, Inc.


(1)Issued by CL&P Capital, L.P., a wholly owned subsidiary of The Connecticut Light and Power Company ("CL&P"), and guaranteed by CL&P.

Securities registered pursuant to Section 12(g) of the Act:


    Registrant                        Title of Each Class


THE CONNECTICUT LIGHT   Preferred Stock, par value $50.00 per share, issuable in
  AMD POWER COMPANY     series, of which the following series are outstanding:

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

PUBLIC SERVICE COMPANY   Preferred Stock, par value $25.00 per share,issuable in
  OF NEW HAMPSHIRE       series, of which the following series are outstanding:

                           10.60%  Series A  of 1991

WESTERN MASSACHUSETTS    Preferred Stock, par value $100.00 per share,issuable
  ELECTRIC COMPANY       in series, of which the following series is
                         outstanding:

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

                             YES  X             NO


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of NORTHEAST UTILITIES' Common Shares, $5.00 Par Value, held by nonaffiliates, was $1,702,506,591 based on a closing sales price of $12.44 per share for the 136,857,443 common shares outstanding on February 27, 1998. NORTHEAST UTILITIES holds all of the 12,222,930 shares, 1,000 shares, 1,072,471 shares and 1,000 shares of the outstanding common stock of THE CONNECTICUT LIGHT AND POWER COMPANY, PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE, WESTERN MASSACHUSETTS ELECTRIC COMPANY, and NORTH ATLANTIC ENERGY CORPORATION, respectively.

Documents Incorporated by Reference:

                                                             Part of Form 10-K
                                                            into Which Document
              Description                                     is Incorporated


Portions of Annual Reports to Shareholders of the following companies for the year ended December 31, 1997:

      Northeast Utilities                                           Part II
      The Connecticut Light and Power Company                       Part II
      Public Service Company of New Hampshire                       Part II
      Western Massachusetts Electric Company                        Part II
      North Atlantic Energy Corporation                             Part II

Portions of the Northeast Utilities Proxy Statement dated
      March 31, 1998.                                               Part III



                               GLOSSARY OF TERMS


     The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report:



COMPANIES

NU..............................Northeast Utilities
CL&P............................The Connecticut Light and Power Company
Charter Oak or COE..............Charter Oak Energy, Inc.
WMECO...........................Western Massachusetts Electric Company
HWP.............................Holyoke Water Power Company
NUSCO of the Service Company....Northeast Utilities Service Company
NNECO...........................Northeast Nuclear Energy Company
NAEC............................North Atlantic Energy Corporation
NAESCO or North Atlantic........North Atlantic Energy Service Corporation
PSNH............................Public Service Company of New Hampshire
RRR.............................The Rocky River Realty Company
Select Energy...................Select Energy, Inc., formerly NUSCO
                                 Energy Partners, Inc.
Mode 1..........................Mode 1 Communications, Inc.
HEC.............................HEC Inc.
Quinnehtuk......................The Quinnehtuk Company
the System......................The Northeast Utilities System
CYAPC...........................Connecticut Yankee Atomic Power Company
MYAPC...........................Maine Yankee Atomic Power Company
VYNPC...........................Vermont Yankee Nuclear Power Corporation
YAEC............................Yankee Atomic Electric Company
the Yankee Companies............CYAPC, MYAPC, VYNPC, and YAEC


GENERATING UNITS

Millstone 1.....................Millstone Unit No. 1, a 660-MW nuclear generating unit completed in 1970
Millstone 2.....................Millstone Unit No. 2, an 870-MW nuclear electric generating unit completed in 1975
Millstone 3.....................Millstone Unit No. 3, a 1,154-MW nuclear electric generating unit completed in 1986
Seabrook or Seabrook 1..........Seabrook Unit No. 1, a 1,148-MW nuclear electric generating unit completed in 1986. Seabrook 1 went into service in 1990.

REGULATORS
DOE.............................U.S. Department of Energy
DTE.............................Massachusetts Department of Telecommunications
                                and Energy, formerly the Massachusetts
                                Department of Public Utilities (DPU)
DPUC............................Connecticut Department of Public Utility
                                Control
MDEP............................Massachusetts Department of Environmental
                                Protection

                             GLOSSARY OF TERMS

REGULATORS (Continued)

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

OTHER

1935 Act...................... Public Utility Holding Company Act of 1935
CAAA.......................... Clean Air Act Amendments of 1990
DSM........................... Demand-Side Management
Energy Act.................... Energy Policy Act of 1992
EWG........................... Exempt wholesale generator
EAC........................... Energy Adjustment Clause (CL&P)
FAC........................... Fuel Adjustment Clause (WMECO)
FPPAC......................... Fuel and purchased power adjustment clause
                               (PSNH)
FUCO.......................... Foreign utility company

kWh........................... Kilowatt-hour
MW............................ Megawatt
NBFT.......................... Niantic Bay Fuel Trust, lessor of nuclear fuel used by CL&P and WMECO
ISO........................... Independent System Operator, successor to the
                               New England Power Pool(NEPOOL)
NUGs.......................... Nonutility generators
NUG&T......................... Northeast Utilities Generation and
                               Transmission Agreement



                              NORTHEAST UTILITIES
                    THE CONNECTICUT LIGHT AND POWER COMPANY
                    PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
                     WESTERN MASSACHUSETTS ELECTRIC COMPANY
                       NORTH ATLANTIC ENERGY CORPORATION

                          1997 Form 10-K Annual Report
                               Table of Contents

                                     PART I
                                                                       Page

Item 1.   Business...............................................        1

     The Northeast Utilities System..............................        1

     Safe Harbor Statement.......................................        2

     Nuclear Plant Outages and Liquidity.........................        3

     Electric Industry Restructuring.............................        4

          General................................................        4
          Massachusetts Restructuring............................        5
          New Hampshire Restructuring............................        7
          Connecticut Restructuring..............................        8

     Rates.......................................................        8

          Connecticut Retail Rates...............................        8
          New Hampshire Retail Rates.............................       11
          Massachusetts Retail Rates.............................       14

     Financing Program...........................................       15

          1997 Financings........................................       15
          1998 Financing Requirements............................       17
          1998 Financing Plans...................................       17
          Financing Limitations..................................       19

     Electric Operations.........................................       23

          Distribution and Load..................................       23
          Regional and System Coordination.......................       25
          Transmission Access and FERC Regulatory Changes........       26
          Fossil Fuels...........................................       27
          Nuclear Generation.....................................       28
          Nuclear Plant Performance and Regulatory Oversight.....       29

     Resource Plans..............................................       38

          Construction...........................................       38
          Future Needs...........................................       39

     Energy-Related Businesses...................................       39

          Energy Products and Services...........................       39
          Private Power Development..............................       39
          Energy Management Services.............................       40

     Other Regulatory and Environmental Matters..................       40

          Environmental Regulation...............................       40
          Electric and Magnetic Fields...........................       44

     FERC Hydro Project Licensing................................       44
     Employees...................................................       45

Item 2.   Properties.............................................       47

Item 3.   Legal Proceedings......................................       52

Item 4.   Submission of Matters to a Vote of Security Holders....       59

                                    PART II

Item 5.   Market for Registrants' Common Equity and Related
          Shareholder Matters....................................       59

Item 6.   Selected Financial Data................................       60

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations....................       60

Item 7A.  Quantitative and Qualitative Disclosures About
          Market Risk............................................       60

Item 8.   Financial Statements and Supplementary Data............       61

Item 9.   Changes in Disagreements with Accountants on
          Accounting and Financial Disclosure....................       61

                                    PART III

Item 10.  Directors and Executive Officers of the Registrants....       62

Item 11.  Executive Compensation.................................       67

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.............................................       80

Item 13.  Certain Relationships and Related Transactions.........       83

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K....................................       84





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


                                     PART I

ITEM 1.    BUSINESS
                         THE NORTHEAST UTILITIES SYSTEM

     Northeast Utilities (NU) is the parent of a number of companies comprising the Northeast Utilities system (the System) and is not itself an operating company. The System has traditionally furnished franchised retail electric service in Connecticut, New Hampshire and western Massachusetts through four of NU's wholly owned subsidiaries (The Connecticut Light and Power Company [CL&P], Public Service Company of New Hampshire [PSNH], Western Massachusetts Electric Company [WMECO] and Holyoke Water Power Company [HWP]). In addition to their franchised retail electric service, CL&P, PSNH, WMECO and HWP (including its wholly owned subsidiary, Holyoke Power and Electric Company) (the System companies) together furnish wholesale electric service to various municipalities and other utilities and participate in limited retail access programs, providing off-system retail service. The System serves about 30 percent of New England's electric needs and is one of the 25 largest electric utility systems in the country as measured by revenues.

     North Atlantic Energy Corporation (NAEC) is a special-purpose operating subsidiary of NU that owns a 35.98 percent interest in the Seabrook nuclear generating facility (Seabrook) in Seabrook, New Hampshire, and sells its share of the capacity and output from Seabrook to PSNH under two life-of-unit, full-cost recovery contracts.

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

     NU has three subsidiaries, Charter Oak Energy, Inc. (Charter Oak), HEC Inc.
(HEC) and Select Energy, Inc. (Select Energy), which engage, either directly or indirectly through subsidiaries, in a variety of energy-related activities. For information regarding the energy-related activities of these subsidiaries and the ongoing sale of Charter Oak's assets, see "Energy-Related Businesses."

     The System is regulated in virtually all aspects of its business by various federal and state agencies, including the Securities and Exchange Commission
(SEC), the Federal Energy Regulatory Commission (FERC), the Nuclear Regulatory Commission (NRC) and various state and/or local regulatory authorities with jurisdiction over the industry and the service areas in which each company operates, including the Connecticut Department of Public Utility Control (DPUC), the New Hampshire Public Utility Commission (NHPUC) and the Massachusetts Department of Telecommunications and Energy, formerly the Massachusetts Department of Public Utilities (collectively, the DTE). In recent years, there has been significant activity at both the legislative and regulatory levels, particularly in New England, to change the nature of regulation of the industry. For more information regarding recent restructuring initiatives, see "Electric Utility Restructuring," "Rates," and "Electric Operations."


     SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
                                      1995

     In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), NU and its subsidiaries are hereby filing cautionary statements identifying important factors that could cause NU or its subsidiaries' actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) of NU and its subsidiaries made by or on behalf of NU or its subsidiaries which are made in this combined Form 10-K, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, outlook) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause NU or its subsidiaries' actual results to differ materially from those contained in forward-looking statements of NU or its subsidiaries made by or on behalf of NU or its subsidiaries.

     Any forward-looking statement speaks only as of the date on which such statement is made, and NU and its subsidiaries undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements.

     Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include prevailing governmental policies and regulatory actions, including those of the SEC, the NRC, the FERC and state regulatory agencies, with respect to allowed rates of return, industry and rate structure, operation of nuclear power facilities, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power costs, strandable costs, decommissioning costs and present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs).

     The business and profitability of NU and its subsidiaries are also influenced by economic and geographic factors including political and economic risks, changes in compliance with environmental and safety laws and policies, weather conditions (including natural disasters), population growth rates and demographic patterns, competition for retail and wholesale customers, pricing and transportation of commodities, market demand for energy from plants or facilities, changes in tax rates or policies or in rates of inflation, changes in project costs, unanticipated changes in certain expenses and capital expenditures, capital market conditions, competition for new energy development opportunities, and legal and administrative proceedings (whether, civil, such as environmental, or criminal) and settlements.

     All such factors are difficult to predict, contain uncertainties which may materially affect actual results and are beyond the control of NU or its subsidiaries.

                      NUCLEAR PLANT OUTAGES AND LIQUIDITY

     The length of the ongoing outages at Millstone and the high costs of the recovery efforts weakened the System companies' 1997 earnings, balance sheets and cash flows and will continue to have an adverse impact on the System companies' financial conditions until the units are returned to service. The System companies also continue to face numerous civil lawsuits, criminal investigations and regulatory proceedings related to the outages, and they expect to incur significantly increased expenditures for replacement power and operation and maintenance (O&M) expensed at Millstone. CL&P, PSNH and WMECO have been expensing and will continue to expense all of these costs until the Millstone units return to service. For more information regarding the costs associated with the ongoing outages at Millstone, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Millstone 1, 2 and 3 have been out of service since November 4, 1995, February 21, 1996 and March 30, 1996, respectively. Millstone 1, a 660-MW boiling water reactor, and Millstone 2, an 870-MW pressurized water reactor, are each owned 81 percent by CL&P and 19 percent by WMECO. Millstone 3, a 1154-MW pressurized water reactor, is jointly owned by CL&P (52.93 percent), WMECO (12.24 percent), PSNH (2.85 percent) and other New England utilities. Subject to various requirements discussed more fully under "Electric Operations--Nuclear Generation" in this report, management hopes to return Millstone 3 to service in early Spring of 1998 and Millstone 2 three to four months after Millstone 3. As part of the System's efforts to reduce spending in 1998, Millstone 1 has been placed in extended maintenance status in which all restart-related projects have been suspended and activities at Millstone 1 are limited to those necessary to maintain the plant in a safe condition. Management will review its options with respect to Millstone 1 in 1998, including restart, early retirement and other options.

      The System has arranged a variety of financing facilities to fund its cash requirements, including the nuclear recovery efforts. The System companies' ability to borrow under their financing arrangements is dependent on their satisfaction of contractual borrowing conditions, which under certain agreements became more restrictive in 1998. Spending levels in 1998, particularly for the first half of 1998 while Millstone 3 and 2 are expected to be out of service, have been, and will be, constrained to levels intended to assure that all financial covenants are satisfied. However, there is no assurance that these financial covenants will be met as the System companies may encounter additional unexpected costs from storms, reduced revenues from regulatory actions or the effect of weather on sales levels. See "Financing Program--Financing Limitations," for more information regarding specific financial covenants under the System companies' financing agreements.

     If the return to service of Millstone 3 or Millstone 2 is delayed substantially beyond the present restart estimates, if some financing facilities become unavailable because of difficulties in meeting borrowing conditions or renegotiating extensions, if CL&P and WMECO encounter additional significant costs or if any other significant deviations from management's assumptions occur, including materially adverse regulatory decisions, NU, CL&P and WMECO could be unable to meet their cash requirements. In those circumstances, management would take even more stringent actions to reduce costs and cash outflows and attempt to obtain additional sources of funds. The availability of these funds would be dependent upon general market conditions and NU's, CL&P's and WMECO's credit and financial conditions at the time.

     For more information, see "Rates," "Financing Program--Financing Limitations," "Electric Operations--Nuclear Generation--Nuclear Plant Performance and Regulatory Oversight," "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                        ELECTRIC INDUSTRY RESTRUCTURING

     GENERAL

     Competition in the energy industry continues to grow as a result of legislative and regulatory action, technological advances, relatively high electric rates in certain regions of the country, including New England, surplus generating capacity and the increased availability of natural gas. These competitive pressures are particularly strong in the System's service territories, where legislators and regulatory agencies have been at the forefront of restructuring. Changes in the industry are expected to place downward pressure on prices and to increase customer choice through competition.

     Restructuring initiatives in the System companies' service territories have created uncertainty with respect to future rates and the recovery of "strandable costs." Strandable costs are expenditures incurred, or commitments for future expenditures made, on behalf of customers with the expectation such expenditures would continue to be recoverable in the future through rates. However, under certain circumstances these costs might not be recoverable from customers in a fully competitive electric utility industry (i.e., the costs may result in above-market energy prices). The System is particularly vulnerable to strandable costs because of (i) the System's relatively high investment in nuclear generating capacity, which has a high cost to build and maintain, (ii) state and federal government mandated purchased power contracts priced above market, and (iii) significant regulatory assets, which are those costs that have been deferred by state regulators for future collection from customers. As of December 31, 1997, the System companies' net investment in nuclear generating capacity, excluding its investment in certain regional nuclear companies, was approximately $3.5 billion and its regulatory assets were approximately $2.2 billion. In addition, based on current market prices, the System companies have above-market purchase power obligations, the combined net present value of which is in excess of $1 billion.

     The System's exposure to strandable costs and above-market purchased power obligations exceeds its shareholders' equity. The System's financial strength and resulting ability to compete in a restructured environment will be negatively affected if the System companies were unable to recover their past investments and commitments. Even if the System companies are given the opportunity to recover a large portion of their strandable costs, earnings prospects in a restructured environment will be affected in ways that cannot now be estimated.

     Massachusetts and New Hampshire have been at the forefront of restructuring in New England as discussed more fully below. Connecticut has not implemented restructuring legislation to date, but legislators have proposed broad restructuring legislation, which will be considered in the Spring of 1998.

     Both PSNH and WMECO have proposed auctioning off their nonnuclear generating assets, which have a net book value of approximately $190 million and $60 million, respectively. If CL&P takes the same approach, it has nonnuclear generating assets, which have a net book value of approximately $200 million, that could be sold. These auctions must be approved by state and federal regulators. The System intends to participate in the auctions.

     Additionally, the System companies are actively seeking and/or supporting legislation permitting securitization of strandable costs recoveries after mitigation through various required measures. Securitization is the refinancing of strandable costs through the sale of debt securities by an independent entity, collateralized by the System companies' interests in their strandable cost recoveries.

     Management expects that the proceeds from securitization and nonnuclear generating plant auctions could be used to pay off significant amounts of subsidiary debt and preferred securities, as well as reducing much of the common equity investment NU has made in CL&P, PSNH, WMECO and NAEC. If approved by regulators, this would have the effect of reducing retail rates and significantly shrinking the capitalization of each of these companies. Management currently expects CL&P, PSNH and WMECO would continue to operate electric distribution and transmission systems, and that CL&P, WMECO, PSNH and NAEC would continue to hold their current ownership interests in the region's nuclear generating facilities.

     MASSACHUSETTS RESTRUCTURING

     On November 25, 1997, Massachusetts enacted comprehensive electric utility industry restructuring legislation. The bill provides that each Massachusetts electric company, including WMECO, will decrease its rates by 10 percent and allow all its customers to choose a retail supplier on March 1, 1998. The statute requires a further five percent rate reduction, adjusted for inflation, by September 1, 1999.

    In addition, the legislation provides, among other things, for: (i) recovery of strandable costs through a "transition charge" to customers, subject to review by the DTE, (ii) a possible limitation on WMECO's return on equity should its strandable cost charge go above a certain level, (iii) securitization of allowed strandable costs; and (iv) divestiture of nonnuclear generation.

    The statute also provides that an electric company must transfer or separate ownership of generation, transmission and distribution facilities into independent affiliates or "functionally separate such facilities within 30 business days of federal approval." Additionally, marketing companies formed by an electric company are to be separate from the electric company and separate from generation, transmission or distribution affiliates.

    On December 31, 1997, WMECO filed its restructuring plan with the DTE consistent with the Massachusetts restructuring legislation. The plan sets out the process by which WMECO initiated a 10 percent rate reduction for all customer rate classes and allowed customers to choose their energy supplier as of March 1, 1998. WMECO intends to mitigate its stranded costs through several steps, including divesting WMECO's nonnuclear generating plants at an auction and securitization of approximately $500 million of strandable costs. WMECO hopes that it will be able to complete securitization in late 1998. NU expects that a new generation subsidiary will participate in the competitive bid process for WMECO's generation resources. As required by the legislation, WMECO will continue to operate and maintain WMECO's transmission and local distribution network and deliver electricity to all customers. On February 20, 1998, the DTE issued an order approving in all material respects WMECO's restructuring plan on an interim basis, including a 10 percent rate reduction and customer choice of supplier effective March 1, 1998. WMECO's plan will be subject to extensive additional review, with evidentiary hearings likely to begin in March or April 1998. A final decision on the plan is expected in 1998.

    Because WMECO reduced rates on March 1, 1998 before the means of financing restructuring were completed, WMECO's cash flows and financial condition will be negatively affected. These impacts would become significant if there are material delays in the schedule for, or lower than estimated proceeds from, the divestiture of nonnuclear generation and securitization, or if there are further delays or cost increases in returning the Millstone units to service. Under the legislation, if a distribution company claims that it is unable to meet a price reduction of 10 percent initially and 15 percent by September 1, 1999, the distribution company may so state to the DTE and the DTE has the authority to explore other options to achieve the mandated rate reductions.

     Since the restructuring legislation was passed in November 1997, a citizens group has been organized that is expected to challenge the legislation by placing a repeal petition on the ballot for voter approval in November 1998. If Massachusetts' voters should approve the petition, the legislation would be immediately repealed.


     NEW HAMPSHIRE RESTRUCTURING

      On February 28, 1997, in accordance with earlier legislation, the NHPUC issued orders related to restructuring the state's electric utility industry and setting interim strandable cost charges for PSNH. In the orders, the NHPUC announced a departure from cost-based ratemaking and instead adopted a market-priced approach to strandable cost recovery. If PSNH had not received a stay of these orders, as discussed below, PSNH would have been required to discontinue accounting under Statement of Financial Accounting Standard No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulation" and would have had to remove over $400 million (after taxes) of its regulatory assets from its balance sheet as early as the quarter ending March 31, 1997.

     In March 1997, PSNH, NU, NAEC and NUSCO filed for a temporary restraining order, preliminary and permanent injunctive relief and for a declaratory judgment in the United States District Court for New Hampshire. The case was subsequently transferred to the United States District Court for Rhode Island (District Court). Also, in March 1997, the District Court issued a temporary restraining order, staying the enforcement of the NHPUC's restructuring orders as they affected PSNH. The District Court had suspended the procedural schedule associated with this court proceeding pending the resolution of appeals of certain preliminary rulings by the U.S. Circuit Court of Appeals for the First Circuit (Appeals Court). On February 3, 1998, the Appeals Court upheld the District Court's earlier ruling excluding certain intervenors from the case, which effectively resolved the other matters on appeal. The case has been remanded to the District Court for further proceedings. On February 17, 1998, the commissioners of the NHPUC filed a petition for rehearing with the Appeals Court. The March 1997 temporary restraining order will remain in effect until further order of either court.

     If the District Court's stay or another appropriate court action does not remain in effect or a settlement is not reached by the parties, the write-off triggered by the NHPUC's orders would result in defaults which, if not waived or renegotiated, would give investors and lenders the right to accelerate the repayment of approximately $686 million of PSNH indebtedness and $495 million of NAEC indebtedness. These circumstances could force PSNH and NAEC to seek protection under Chapter 11 of the bankruptcy laws.

     In May 1997, the NHPUC reopened its proceeding to reconsider various matters in its restructuring orders. In testimony filed with the NHPUC on November 7, 1997, PSNH proposed a new methodology to quantify its strandable costs. Under this proposal, PSNH would divest all owned generation and purchased-power obligations through an auction. To the extent that the auction fails to produce sufficient revenues to cover the net book value of owned generation and contractual purchased-power payment obligations, the difference would be recovered from customers through a non-bypassable transition charge. The proposal also relies upon securitization to reduce rates.

     On December 15, 1997, the NHPUC officially announced that industry restructuring would not take place on January 1, 1998. On December 24, 1997, the Governor's office filed a motion with the NHPUC formally requesting that certain issues concerning the rate agreement (Rate Agreement) between NU, PSNH and the state of New Hampshire, entered into in 1989 in connection with NU's reorganization plan to resolve PSNH's bankruptcy, be transferred to the New Hampshire Supreme Court for decision. The motion recommends that the NHPUC not issue any new rulings concerning the Rate Agreement pending such Supreme Court decision. On February 20, 1998, the NHPUC petitioned the New Hampshire Supreme Court to review two issues regarding the Rate Agreement: (i) whether the Rate Agreement creates private rights which would allow PSNH to seek damages under a contract theory if PSNH receives less than the full amount it claims as strandable costs under the Rate Agreement, and (ii) if yes, against whom and under what conditions would such rights be enforceable. The Supreme Court first must determine whether to accept the NHPUC's petition.

     On November 12, 1997, PSNH received an unsolicited offer from New Hampshire Electric Cooperative (NHEC) to purchase PSNH's transmission and distribution facilities, as well as PSNH's claims for recovery of strandable costs, for $1.4 billion. After a meeting between representatives of PSNH and NHEC and further review of the proposal, PSNH responded on November 25, 1997 to NHEC that the lack of certain information in the proposal made it impossible for PSNH to respond in a definitive manner at this time. No response has been received from NHEC.

     On February 20, 1998, PSNH forwarded a settlement offer to representatives from the State of New Hampshire that was consistent with PSNH's proposal in the restructuring rehearing proceedings discussed above, including among other things, a 20-percent rate reduction at the beginning of 1999, an auction of PSNH's nonnuclear generating units and securitization of approximately $1.15 billion of PSNH's strandable costs.

     CONNECTICUT RESTRUCTURING

     Proposed restructuring legislation is currently being considered by the Connecticut General Assembly, which provides, among other things, for retail choice to be phased in over a period of time, mandatory rate reductions, auctioning of generation assets, including nuclear units, and securitization of a portion of strandable costs.

     For more information regarding restructuring in the wholesale electric market, see "Electric Operations-Transmission Access and FERC Regulatory Changes."

                                     RATES
CONNECTICUT RETAIL RATES

     GENERAL

     Approximately 64% of System revenues is derived from CL&P, and 58% of the book value of the System's electric utility assets is owned by CL&P.

     CL&P's retail rates are subject to the jurisdiction of the DPUC. In July 1996, the DPUC approved a rate settlement agreement with CL&P (the Settlement). Under the Settlement, CL&P froze base rates until at least December 31, 1997 and agreed to accelerate the amortization of regulatory assets during the period that the rate freeze remains in effect. The Settlement provided that CL&P's target return on equity (ROE) would be 10.7 percent but did not alter CL&P's allowed ROE of 11.7 percent. If CL&P's actual ROE for a calendar year exceeds the 10.7 percent target after the target regulatory asset amortization ($68 million in 1997) and after adjustment for any incremental NRC billings and any rate disallowances for nuclear operations, then CL&P shall retain two-thirds of any surplus and use the remaining one-third to provide a reduction in bills. CL&P's actual ROE, as adjusted, fell below the target ROE for 1996 and 1997 and, therefore, the accelerated amortization of regulatory assets was reduced to the minimum amounts allowed under the Settlement ($73 million in 1996 and $54 million in 1997). For each full year that the rate freeze remains in effect, CL&P agreed to amortize an additional $44 million of regulatory assets. As of December 31, 1997, CL&P's regulatory assets totaled approximately $1.3 billion.

     The DPUC is required to review a utility's rates every four years if there has not been a rate proceeding during such period. The DPUC conducted such a review of CL&P's rates in 1997, including an analysis of the possibility of removing one or more of the Millstone nuclear units from CL&P's rate base. On December 31, 1997, the DPUC issued its ruling in this matter. The decision did not change CL&P's rates, but set forth findings and conclusions that could be used to do so in additional proceedings. The most significant conclusion was that Millstone 1 should be removed from CL&P's rate base, which could cause an annual revenue reduction of approximately $30.5 million. The decision stated that the DPUC would open an interim rate case immediately to remove Millstone 1 from CL&P's rates and simultaneously to remove an additional $110.5 million of other expenses from rates related to perceived overearnings. The decision also provided that the DPUC will schedule hearings for April 1, 1998 and June 1, 1998 to determine the status of Millstone 3 and Millstone 2, respectively. If the units are not operating by those dates, the DPUC will consider their removal from rates. Finally, CL&P was directed to file a full rate case on April 1, 1998, later extended to June 1, 1998, to address potential overearnings amounting to an additional $150 million in 1998. The effective date of any rate order will be September 28, 1998.

     On February 25 1998, the DPUC issued a decision in CL&P's interim rate case, which was consistent with the December 31, 1997 four year rate decision. The decision required a $30.5 million credit to customer bills (1.39 percent rate decrease) to reflect the removal of Millstone 1 from rates. The reduction reflects the removal from rates of O&M, depreciation and investment return related to Millstone 1, but allows CL&P to recover the replacement power costs associated with Millstone 1. In addition, the decision requires CL&P to accelerate the amortization of regulatory assets by approximately $110.5 million, which includes the $44 million from the 1996 Settlement. These rates were effective as of March 1, 1998.

     On July 1, 1997, CL&P submitted continued unit operation studies to the DPUC showing that, under base case assumptions, Millstone 1 had a net present value to System customers (as compared to the cost of shutting down the unit and incurring replacement power costs) of approximately $70 million during the remaining thirteen years of its operating license and Millstone 2 had a net present value to System customers (on assumptions consistent with those used with Millstone 1) of approximately $500 million during the remaining eighteen years of its operating license. Two other cases submitted to the DPUC based on higher assumed O&M costs, which CL&P considered less likely, indicated that Millstone 1 would be uneconomic in varying degrees. The DPUC has stated it will consider these analyses in the context of CL&P's next integrated resource planning proceeding which begins in April 1998.

     However, in light of the delay in restarting Millstone 1, management will continue to review its options with respect to this unit, including restart, early retirement and other options. Among the various matters that management must consider with respect to Millstone 1 are certain Connecticut state law issues. In the four-year rate review proceeding, the DPUC noted that CL&P may not be able to recover its remaining investment in Millstone 1 if it were to determine that the unit had been prematurely shut down due to management imprudence. Additionally, there is a Connecticut statute that may limit CL&P's ability to collect decommissioning charges if Millstone 1 were to be retired before the end of its expected life. The net unrecovered Millstone 1 plant cost and unrecovered decommissioning cost at December 31, 1997 were approximately $216 million and $212 million, respectively. For more information regarding decommissioning matters, see "Electric Operations--Nuclear Generation--- Decommissioning."

     PRUDENCE AND ENERGY ADJUSTMENT CLAUSE

     On July 30, 1997, the DPUC issued a decision disallowing CL&P's recovery of all of the replacement power costs associated with the ongoing outages at Millstone. CL&P has expensed, and will continue to expense, the these costs as they are incurred.

     In October 1996, the DPUC issued its final order establishing an Energy Adjustment Clause (EAC), which became effective on January 1, 1997. The EAC is designed to reconcile and adjust every six months the difference between actual fuel costs and the fuel revenue collected through base rates. The Connecticut Office of Consumer Counsel (OCC) appealed the DPUC's EAC order, and the trial court upheld the DPUC's final order. The OCC subsequently appealed the trial court's decision, and the matter is pending before the Connecticut Supreme Court.

     CL&P agreed to a zero EAC rate for the period January 1, 1997 through June 30, 1997. On December 31, 1997, the DPUC approved an EAC rate of $.00112 for the period July 1, 1997 to December 31, 1997, which recovered approximately $11.5 million of additional fuel costs over this period. The decision upheld an earlier procedural order that excluded replacement power costs following the early retirement of the Connecticut Yankee nuclear unit (CY) (approximately $18 million for the July - December 1997 period, and approximately $4 million per month in the upcoming period January - June 1998) until a final decision in the pending CY FERC proceeding. CL&P has appealed the DPUC's ruling related to CY replacement power costs. For more information regarding the early retirement of CY and the FERC proceeding related thereto, see "Electric Operations - Nuclear Generation."

     On December 23, 1997, the DPUC approved an EAC rate of $.00273/per kWh for the period January 1, 1998 to June 30, 1998, which will recover approximately $27.9 million of additional fuel costs over this period.

     DEMAND-SIDE MANAGEMENT

     CL&P provides demand side management (DSM) programs for its residential, commercial and industrial customers. CL&P is allowed to recover DSM costs in excess of costs reflected in base rates over periods ranging from approximately four to ten years.

     On April 16, 1997, the DPUC approved CL&P's DSM budget of $36 million for 1997. On October 15, 1997, CL&P and other interested parties filed a stipulation with the DPUC requesting that the DPUC approve certain programs and establish a budget level of $32.7 million for 1998 and $28.8 million for 1999. The DPUC is expected to issue a decision on CL&P's DSM filing in March 1998. CL&P's unamortized DSM costs at December 31, 1997, excluding carrying costs, which are collected currently, were approximately $52.1 million.

NEW HAMPSHIRE RETAIL RATES

     GENERAL

     Approximately 24% of System revenues is derived from PSNH, and 18% of the book value of the System's electric utility assets is owned by PSNH.

     PSNH's Rate Agreement provided for seven base rate increases of 5.5 percent per year beginning in 1990 and a comprehensive fuel and purchased power adjustment clause (FPPAC). The final base rate increase went into effect on June 1, 1996. The Rate Agreement provides that PSNH's rates are subject to traditional rate regulation after the fixed rate period, which expired on May 31, 1997. The FPPAC, however, would continue through May 31, 2001 and other Rate Agreement requirements would continue in accordance with the terms of the agreement.

      On May 2, 1997, PSNH made a rate filing with the NHPUC requesting that base rates remain at their current level after May 31, 1997. By order dated November 6, 1997, the NHPUC ordered a temporary rate reduction for PSNH at a revenue level 6.87 percent lower than then-current rates. The NHPUC also set an interim return on equity of 11 percent. The temporary rates became effective December 1, 1997. A final decision, which will be reconciled to July 1, 1997, is not expected to be issued until September 1998. A portion of this reduction was offset by an increase to rates through the FPPAC described below.

     FPPAC AND PRUDENCE

     The FPPAC provides for the recovery or refund by PSNH, for the ten-year period beginning on May 16, 1991, of the difference between its actual prudently incurred energy and purchased power costs and the estimated amounts of such costs included in base rates established by the Rate Agreement. The FPPAC amount is calculated for a six-month period based on forecasted data and is reconciled to actual data in subsequent FPPAC billing periods.

     On June 3, 1996, the NHPUC ordered PSNH to refund $41.5 million, which includes $5 million of interest related to nonutility generation (NUG) costs which had been previously collected through the FPPAC. The refund, which was made by crediting customer bills through May 31, 1997, was implemented on June 1, 1996. When actual fuel and purchased power costs are less than the estimated costs in base rates, PSNH is permitted to retain revenues to offset previously deferred charges, including the $41.5 million refund. By this method PSNH fully recovered the $41.5 million by May 1, 1997.

     On December 3, 1996, the NHPUC approved PSNH's FPPAC rate for December 1, 1996 through May 31, 1997, representing an overall rate decrease of 1.0 percent.

     On May 27, 1997, the NHPUC suspended the FPPAC proceeding related to the June 1, 1997 to November 30, 1997 FPPAC period and ordered a credit FPPAC rate of $.00481/per kWh, which resulted in PSNH refunding approximately $15 million of fuel costs over the period. On September 11, 1997, the NHPUC consolidated this FPPAC proceeding with the December 1, 1997 through May 31, 1998 FPPAC proceeding.

     On February 10, 1998, the NHPUC issued its written decision confirming its order on December 1, 1997 of an FPPAC rate of $.00266 per/kWh to be charged for December 1, 1997 through May 31, 1998, which will allow PSNH to collect approximately $9 million of additional fuel costs over the period. The new FPPAC rate increased customer bills by approximately six percent, which was offset in great part by the 6.87 percent temporary base rate decrease described above. The new rate also continues to defer a substantial portion of costs. In addition, recovery of the Seabrook deferred return (approximately $127 million annually) is scheduled to begin in June 1998. For more information regarding the Seabrook deferred return, see "Seabrook Power Contracts" below.

     The NHPUC also confirmed in its February 10, 1998, FPPAC decision that it would disallow approximately $3 million in replacement power costs and require PSNH to set aside $10 million as a reserve for potential overpayments due to the fact that PSNH has not required small power producers to reduce deliveries during so-called "light-loading" periods, pending the NHPUC's review of this matter. The decision also alleged various breaches of the Rate Agreement and ordered PSNH to meet with the State to discuss these matters. Finally, the decision indicated that the NHPUC would open a proceeding to review whether the proceeds of the sale of steam generators (approximately $ 20.9 million for NAEC's share) related to the canceled Unit 2 at Seabrook station should flow through rates to reduce customers bills.

          PURCHASE POWER CONTRACTS

     The costs associated with purchases by PSNH from certain NUGs at prices above the level assumed in rates are deferred and recovered through the FPPAC. As of December 31, 1997, NUG deferrals, including previously approved buy-out costs, totaled approximately $191.7 million.

     Under the Rate Agreement, PSNH and the State of New Hampshire have an obligation to use their best efforts to renegotiate burdensome purchased power arrangements with certain specified hydroelectric and wood-burning NUGs that were selling their output to PSNH under long-term NHPUC rate orders. If approved, PSNH will exchange near-term cash payments for partial relief from high-cost purchased power obligations to the NUGs, with such payments and an associated return on the unamortized portion being recoverable from customers in a future amortization period.

      PSNH reached agreements requiring NHPUC approval with the six remaining wood-fired NUGs. The six agreements could result in net savings of approximately $440 million to PSNH's customers over a period of 20 years in exchange for upfront payments of approximately $250 million recoverable in future charges to customers.

     In early 1996, the NHPUC began a proceeding to decide whether to approve these settlement agreements. Despite a determination by the New Hampshire Attorney General finding that PSNH had used its best efforts to renegotiate the 13 agreements, in March 1996, the NHPUC decided to open a docket, which is ongoing, to independently review that issue.

     In January 1997, the NHPUC issued an order approving one of the six NUG settlements. However, the order expressly indicated that PSNH is not assured of recovering all of the payments PSNH must make pursuant to the agreement. In addition, the order required PSNH and the NUG owner to contribute an undisclosed amount to create a fund designed to mitigate the impact of the buydown agreement on the wood-fuel industry. On February 14, 1997, PSNH filed a response with the NHPUC stating that the uncertainties of recovery stated in the order made it impossible to finance the upfront payments for the agreement. The NHPUC has initiated a proceeding requiring PSNH to show cause why it has not been imprudent in failing to close on this agreement. On January 12, 1998, the NHPUC indicated that it would reject the five remaining wood settlement agreements.

      The New Hampshire Legislature is considering a number of proposals that could impact PSNH's ability to renegotiate and refinance NUGs rate orders.

     UNAMORTIZED PSNH ACQUISITION COSTS

     The Rate Agreement also provides for the recovery by PSNH through rates of unamortized PSNH acquisition costs, which are the aggregate value placed by PSNH's reorganization plan on PSNH's assets in excess of the net book value of its non-Seabrook assets and the value assigned to Seabrook. The unrecovered balance of PSNH acquisition costs at December 31, 1997 was approximately $402.3 million. In accordance with the Rate Agreement, approximately $32.9 million of this amount will be recovered through rates by June 1, 1998, and the remaining amount, approximately $369.4 million, will be recovered through rates by 2011. PSNH earns a return each year on the unamortized portion of the costs. For more information regarding PSNH's recovery of these costs, see "Unamortized PSNH Acquisition Costs" in the notes to NU's financial statements and "Unamortized Acquisition Costs" in the notes to PSNH's financial statements.

     SEABROOK POWER CONTRACTS

     PSNH and NAEC have entered into two power contracts that collectively obligate PSNH to purchase NAEC's 35.98 percent ownership of the capacity and output of Seabrook for the term of Seabrook's NRC operating license and to pay NAEC's "cost of service" during this period, whether or not Seabrook continues to operate. NAEC's cost of service includes all of its prudently incurred Seabrook-related costs, including O&M expenses, cost of fuel, depreciation of NAEC's recoverable investment in Seabrook and a phased-in return on that investment. The payments by PSNH to NAEC under these contracts constitute purchased power costs for purposes of the FPPAC and are recovered from PSNH customers under the Rate Agreement. Decommissioning costs are separately collected by PSNH in its base rates. See "Rates--New Hampshire Retail Rates--- General" and--"FPPAC and Prudence" for information relating to the Rate Agreement. At December 31, 1997, NAEC's net utility plant investment in Seabrook, including fuel, was approximately $667.4 million.

     If Seabrook were retired before the expiration of its NRC operating license term, NAEC would continue to be entitled under the power contracts to recover its remaining Seabrook investment and a return on that investment and its other Seabrook-related costs over a 39-year period, less the period during which Seabrook has operated.

     The power contracts provide that NAEC's return on its "allowed investment" in Seabrook (its investment in working capital, fuel, capital additions after the date of commercial operation and a portion of the initial investment) is calculated based on NAEC's actual capitalization over the term of the contracts, its actual debt and preferred equity costs and a common equity cost of 12.53 percent for the first ten years of the contracts, and thereafter at an equity rate of return to be fixed in a filing with FERC.

     As of May 1, 1996, NAEC had completed phasing into rates 100 percent of the recoverable portion of its investment in Seabrook. From the date of acquisition through November 1997, NAEC recorded $203.9 million of deferred return on its investment in Seabrook. At November 30, 1997, NAEC's utility plant includes $84.1 million of deferred return that was transferred by PSNH as part of the Seabrook assets to NAEC on the acquisition date. Beginning on December 1, 1997, the deferred return, including the portion transferred to NAEC, is currently being billed through the Seabrook power contracts to PSNH and in accordance with the Rate Agreement is to be fully recovered from customers by May 2001.

MASSACHUSETTS RETAIL RATES

     GENERAL

     Approximately 11% of System revenues is derived from WMECO, and 11% of the book value of the System's electric utility assets is owned by WMECO.

     WMECO's retail rates are subject to the jurisdiction of the DTE. The rates charged under HWP's contracts with its industrial customers are not subject to the ratemaking jurisdiction of any state or federal regulatory agency.

     In April 1996, the DTE approved a settlement proposed by WMECO and the Massachusetts Attorney General (the Agreement). The Agreement continued, through February 1998, a 2.4-percent rate reduction instituted in June 1994.
The Agreement terminated pending reviews of WMECO's generating plant performance and any potential reviews associated with Millstone 2's 1994-1995 extended outage. The Agreement also accelerated WMECO's amortization of strandable assets by approximately $6 million in 1996 and $10 million in 1997.

     The Massachusetts restructuring legislation requires the DTE to issue rules instituting performance-based regulation for the distribution and transmission companies. No regulations have yet been promulgated.

WMECO FUEL ADJUSTMENT CLAUSE AND GENERATING UNIT OPERATING PERFORMANCE

     Before the restructuring legislation, fuel costs were collected by Massachusetts utilities on a current basis by means of a forecasted quarterly fuel clause. In addition to energy costs, the fuel adjustment clause (FAC) includes capacity and transmission charges and credits that result from short-term transactions with other utilities and from certain FERC-approved contracts among the System operating companies. The Massachusetts restructuring legislation effectively eliminates the FAC, effective March 1, 1998.

     On February 28, 1997, the DTE approved a settlement agreement between WMECO and the Massachusetts Attorney General to maintain WMECO's FAC at its August 1996 level through August 1997. The settlement also provided that WMECO would not seek carrying charges on any deferred fuel costs incurred as a result of maintaining the FAC at the agreed-upon level. In accepting the settlement, the DTE deferred any inquiry into WMECO's fuel expenses, including replacement power fuel expenses related to the current Millstone outages.

     On August 20, 1997, WMECO filed with the DTE a joint motion for approval of a settlement agreement with the Massachusetts Attorney General which would apply an FAC of $.0080/per kWh, thereby allowing WMECO to recover approximately $15.3 million of additional fuel costs for the period September 1997 through February 1998. Under the terms of the settlement, WMECO would not seek to recover the replacement power costs associated with the Millstone outages that accrue during the same six month period. WMECO indicated in its restructuring filing on December 31, 1997 that it would not seek recovery of any of the replacement power costs associated with the ongoing Millstone outages. WMECO has been expensing and will continue to expense these costs.

                           FINANCING PROGRAM

     1997 FINANCINGS

     On November 21, 1996, NU, CL&P and WMECO entered into a new three-year Revolving Credit Agreement (the Revolving Credit Agreement) with a group of banks. On May 30, 1997, the Revolving Credit Agreement was amended to reflect
(i) the provision by CL&P of first mortgage bonds in the principal amount of $225,000,000 and by WMECO of first mortgage bonds in the principal amount of $90,000,000 as collateral for their respective obligations under the Revolving Credit Agreement, (ii) revised financial covenants consistent with NU's, CL&P's and WMECO's financial forecasts and (iii) an upfront payment to the lenders in order to maintain commitments under the Revolving Credit Agreement. Under the Revolving Credit Agreement, as amended, CL&P and WMECO are able to borrow up to approximately $225,000,000 and $90,000,000, respectively, subject to a total borrowing limit of $313,750,000 for all three borrowers. NU will not be able to borrow under the Revolving Credit Agreement until NU, CL&P and WMECO have maintained a consolidated operating income to consolidated interest expense ratio of at least 2.50 to 1 for two consecutive fiscal quarters. NU, CL&P and WMECO currently cannot meet this requirement. At December 31, 1997, CL&P and WMECO had $35 million and $15 million, respectively, outstanding under the Revolving Credit Agreement. For more information regarding other covenant requirements under this agreement, see "Financing Limitations" below.

     On June 26, 1997, CL&P issued $200 million of First and Refunding Mortgage Bonds, 1997 Series B (CL&P Series B Bonds). The net proceeds of the sale of the CL&P Series B Bonds were used for repayment of short-term debt incurred for general working capital purposes, including costs associated with the current outages at the Millstone units. Pursuant to an agreement between CL&P and the purchasers of the CL&P 1997 Series B Bonds, such purchasers were granted certain registration rights. On October 9, 1997, CL&P issued $200 million of First and Refunding Mortgage Bonds, 1997 Series C (CL&P Series C Bonds) in an exchange offer to the holders of the CL&P Series B Bonds. No CL&P Series B Bonds remained outstanding subsequent to the exchange of CL&P Series C Bonds for CL&P Series B Bonds. The CL&P Series C Bonds bear interest at an annual rate of 7.75 percent and mature on June 1, 2002.

     On July 31, 1997, WMECO issued $60 million of First Mortgage Bonds, 1997 Series B (WMECO 1997 Series B Bonds). The net proceeds of the sale of the WMECO 1997 Series B Bonds were used to repay short-term debt that was incurred to refinance or refund debt and preferred stock and for general working capital purposes, including costs associated with the ongoing outages at the Millstone units. The WMECO 1997 Series B Bonds bear interest at an annual rate of 7.375 percent and will mature on July 1, 2001.

     CL&P and WMECO established facilities in 1996 under which they may sell from time to time up to $200 million and $40 million, respectively, of their accounts receivable and accrued utility revenues.

     In October 1997, CL&P completed the process of restructuring its accounts receivable sales agreement to comply with the requirements of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," so that the transactions occurring under the agreement are accounted for as sales and not secured borrowings. As part of meeting these requirements, CL&P established a single-purpose, wholly owned subsidiary, CL&P Receivables Corporation (CRC). CRC's sole purpose is to purchase receivables from CL&P and periodically resell undivided ownership interests in those receivables to a third-party purchaser. As collections reduce previously sold undivided interests, new receivables may be sold. All receivables transferred to CRC become assets owned by CRC.

     In 1997, WMECO also restructured its accounts receivable sales agreement to permit it to treat transactions occurring under the agreement as sales. Like CL&P, WMECO established a single-purpose, wholly owned subsidiary, WMECO Receivables Corporation (WRC). WRC operates in substantially the same manner as does CRC. As of December 31, 1997, approximately $70 million and $20 million of receivables had been sold by CRC and WRC, respectively, to third party purchasers. For information regarding the effect of downgrades of the credit ratings of CL&P and WMECO on the availability of these facilities, see "Financing Limitations" below. As of December 31, 1997, approximately $70 million and $20 million of receivables had been sold to third party purchasers under CL&P's and WMECO's respective agreements.

     Total System debt, including short-term and capitalized lease obligations, was $4.15 billion as of December 31, 1997, compared with $4.15 billion as of December 31, 1996 and $4.25 billion as of December 31, 1995. For more information regarding System financing, see "Notes to Consolidated Statements of Capitalization" in NU's financial statements and other footnotes related to long-term debt, short-term debt and the sale of accounts receivables, as applicable, in the notes to NU's, CL&P's, PSNH's, WMECO's and NAEC's financial statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."


     1998 FINANCING REQUIREMENTS

     The System's aggregate capital requirements for 1998, including requirements under the Niantic Bay Fuel Trust (NBFT) (discussed under "1998 Financing Plans") and excluding a one percent improvement fund* for certain WMECO First Mortgage Bonds, are approximately as follows:

                         CL&P   PSNH  WMECO  NAEC  Other  System
                                       (Millions)

   Construction        $164.9 $ 41.9 $26.5  $ 8.9 $24.9  $267.1
   Nuclear Fuel          37.6    1.7   8.4   12.9    -     60.6
   Maturities            20.0  170.0   9.8    -      -    199.8
   Cash Sinking Funds     3.8   25.0   1.5   20.0  24.7    75.0

          Total        $226.3 $238.6 $46.2  $41.8 $49.6  $602.5



     *With the issuance of the CL&P Series B Bonds, the one percent sinking fund for CL&P was eliminated under the provisions of the sixty-seventh supplemental indenture.

     For further information on NBFT, see "Leases" in the notes to NU's, CL&P's and WMECO's financial statements. For further information on the System's 1998 and five-year financing requirements, see "Notes to Consolidated Statements of Capitalization" in NU's financial statements, "Long-Term Debt" in the notes to CL&P's, PSNH's, WMECO's and NAEC's financial statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     1998 FINANCING PLANS

     The System companies generally propose to finance their 1998 requirements through internally generated funds and short-term borrowings.

     In February 1998, because of borrowing restrictions on NU under the Revolving Credit Agreement, NU entered into a separate $25 million 364-day revolving credit agreement with one bank. See "Financing Program - 1997 Financings."

     In 1982, CL&P and WMECO entered into arrangements under which NBFT owns and finances the nuclear fuel for Millstone 1 and 2 and CL&P's and WMECO's share of the nuclear fuel for Millstone 3. NBFT obtains funds from bank loans and the sale of intermediate term notes. The fuel is leased to CL&P and WMECO by the trust while it is used in the reactors, and ownership of the fuel is transferred to CL&P and WMECO when it is permanently discharged from the reactors. CL&P and WMECO are severally obligated to make quarterly lease payments, to pay all expenses incurred by NBFT in connection with the fuel and the financing arrangements, to purchase the fuel under certain circumstances and to indemnify all the parties to the transactions.

     The NBFT arrangements with the banks were recently extended from February 19, 1998 to July 31, 1998, with the amount available under a credit agreement relating to the trust decreasing from $150 million to $100 million. The extension is contingent upon CL&P and WMECO issuing approximately $72 million and $18 million, respectively, of first mortgage bonds on or before May 1, 1998 to secure both the $100 million of bank credit and $80 million of Series F intermediate term NBFT notes. These notes mature on June 1, 1998, and CL&P and WMECO intend to cause the trust to refinance them at such time.

     CL&P, WMECO, PSNH and HWP have outstanding variable rate pollution control bonds backed by Letters of Credit (LOCs) from various banks. All of the outstanding LOCs are scheduled to expire in 1998. For each LOC, the company must either obtain an extension of the current LOC, obtain a replacement LOC, convert the outstanding variable rate security to a fixed rate security or retire the security. The total principal amounts of the pollution control bonds affected are approximately $362 million for CL&P, $229 million for PSNH, $54 million for WMECO and $38 million for HWP.

     The companies' ability to extend such LOCs will be dependent upon a number of factors at the time of such transaction, including their own financial condition, the availability of bank credit generally, receipt of necessary regulatory approvals and other factors. A portion of the debt secured in such fashion may be able to be remarketed as fixed rate debt without LOC support, but there is no assurance this could be done were there to be a shortfall in LOC support. Failure to obtain LOC extensions and to remarket such debt in fixed mode could lead to a request by the LOC banks for payment upon the expiration of the LOC arrangements. Generally speaking, such debt is payable on a demand basis. At this time the companies believe they will be able to negotiate LOC extensions and/or fix the interest rates of unsupported bonds so as to avoid such a situation.

     PSNH has a first mortgage bond maturity of $170 million, plus accrued interest, on May 14, 1998. PSNH expects to meet that maturity with cash on hand and a borrowing under a revolving credit agreement. PSNH is negotiating with banks the terms under which PSNH's current $125 million revolving credit agreement will be restructured, in part by the provision of first mortgage bonds and accounts receivables as collateral, in part by reducing the amount of commitments to $75 million from $100 million, and in part by adjusting the pricing terms. In addition, $229 million of PSNH LOCs mature on May 1, 1998. PSNH proposes to convert approximately half of the pollution control bonds to which those LOCs relate from floating rate mode to fixed rate mode, thereby eliminating the need for LOCS on that portion. PSNH is negotiating with banks the terms under which LOCs for the balance will be renewed, expected to be in part by adding accounts receivables as collateral and in part by adjusting the pricing terms.

     In December 1997 and January 1998, Moody's Investors Service (Moody's) and Standard & Poor's (S&P) downgraded the senior secured debt of CL&P, WMECO and NU, as well as the preferred stock of CL&P and WMECO. All NU System securities remain under review for further downgrade. This was the fourth time Moody's and S&P have downgraded CL&P and WMECO securities since the Millstone units went on the NRC watch list in 1996. All of the System's securities are rated below investment grade. Rating agency downgrades generally increase the future cost of borrowing funds because lenders will want to be compensated for increased risk and also affect the terms and ability of the System companies to extend existing agreements. See "Financing Limitations" regarding the effect of downgrades on specific System financing arrangements.



     FINANCING LIMITATIONS

     Many of the System companies' charters and borrowing facilities contain financial limitations that must be satisfied before borrowings can be made and for outstanding borrowings to remain outstanding. To date, CL&P, PSNH, WMECO and NAEC have satisfied all financial covenants required under their respective borrowing facilities, but NU, CL&P and WMECO needed and obtained waivers of interest coverage covenants and renegotiated covenant levels for certain agreements, as described below.

     Under the Revolving Credit Agreement, CL&P and WMECO are prohibited from incurring additional debt unless they are able to demonstrate, on a pro forma basis for the prior quarter and going forward, that their equity ratios will be at least 31 percent of their total capitalization through December 31, 1997 and 32 percent thereafter. At December 31, 1997, CL&P'S and WMECO's common equity ratios were 31.4 percent and 33.1 percent, respectively.

     The Revolving Credit Agreement also requires, beginning in the fourth quarter of 1997, each of CL&P and WMECO to demonstrate that its quarterly ratio of operating income to interest expense will be at least 1.25 to 1 through December 31, 1997; 1.50 to 1 for the quarters ended March 31, 1998 and June 30, 1998; 2.00 to 1 for the quarter ended September 30, 1998; and 2.50 to 1 at the end of each quarter thereafter. For the quarter ended December 31, 1997, CL&P's and WMECO's interest coverage ratios were 1.79 to 1 and 1.39 to 1, respectively.

     PSNH and NAEC are parties to a variety of financing agreements providing that the credit thereunder can be terminated or accelerated if they do not maintain specified minimum ratios of common equity to capitalization (as defined in each agreement). For PSNH, the minimum common equity ratio in a letter of credit agreement and in a revolving credit agreement is not less than 30 percent. At December 31, 1997, PSNH's common equity ratio was 43.0 percent.
For NAEC, the minimum common equity ratio required under its term loan agreement is 25 percent; at December 31, 1997, NAEC's common equity ratio was 30.7 percent.

     In addition, PSNH's revolving credit agreement requires that for PSNH to obtain and maintain borrowings thereunder, it must demonstrate that its ratio of operating income to interest expense will be at least 1.75 to 1 at the end of each fiscal quarter for the remaining term of the agreement. The NAEC term loan agreement requires a ratio of adjusted net income to interest expense of 1.35 to
1 through December 31, 1997 and 1.50 to 1 thereafter.   For the 12-month period
ended December 31, 1997 the corresponding ratios for PSNH and NAEC, respectively, were 4.38 to 1 and 1.79 to 1, respectively.

     In addition, PSNH and NAEC are parties to a variety of financing agreements providing in effect that the credit thereunder can be terminated or accelerated if there are actions taken, either by PSNH or NAEC or by the State of New Hampshire, that deprive PSNH and/or NAEC of the benefits of the Rate Agreement and/or the Seabrook Power Contracts.

     The amounts of short-term borrowings that may be incurred by NU, CL&P, PSNH, WMECO, HWP and NAEC are also subject to periodic approval by the SEC under the 1935 Act. The following table shows the amount of short-term borrowings authorized by the SEC for each company as of January 1, 1998 and the net amounts of outstanding short-term debt and cash investments of those companies at the end of 1997 and as of February 28, 1998:


                                                  Short-Term Debt
                        Maximum Authorized         Outstanding
                         Short-Term Debt       and (Cash Investments)*

                                            12/31/97    2/28/98
                                           (Millions)
NU..................            $200         $ (34)      $ (28)
CL&P ...............             375            96         123
PSNH ...............             125           (94)       (131)
WMECO...............             150            29          38
HWP.................               5            (9)         (9)
NAEC................              60            10         (14)
OTHER...............             n/a           (77)        (81)

          Total                              $ (79)      $(101)



* These columns include borrowings of or cash investments by various System companies from NU and other System companies. Total System short-term indebtedness to unaffiliated lenders was $50 million at December 31, 1997 and $125 million at February 28, 1998.

     The supplemental indentures under which NU issued $175 million in principal amount of 8.58 percent amortizing notes in December 1991 and $75 million in principal amount of 8.38 percent amortizing notes in March 1992 contain restrictions on dispositions of certain System companies' stock, limitations of liens on NU assets and restrictions on distributions on and acquisitions of NU stock. Under these provisions, NU, CL&P, PSNH and WMECO may not dispose of voting stock of CL&P, PSNH or WMECO other than to NU or another System company, except that CL&P may sell voting stock for cash to third persons if so ordered by a regulatory agency so long as the amount sold is not more than 19 percent of CL&P's voting stock after the sale. The restrictions also generally prohibit NU from pledging voting stock of CL&P, PSNH or WMECO or granting liens on its other assets in amounts greater than five percent of the total common equity of NU. As of December 31, 1997, no NU debt was secured by liens on NU assets. Finally, NU may not declare or make distributions on its capital stock, acquire its capital stock (or rights thereto), or permit a System company to do the same, at times when there is an event of default under the supplemental indentures under which the amortizing notes were issued.

     The charters of CL&P and WMECO contain preferred stock provisions restricting the amount of unsecured debt those companies may incur. As of December 31, 1997, CL&P's and WMECO's charters permit CL&P and WMECO to incur an additional $450 million and $114 million, respectively, of unsecured debt.

     In connection with NU's acquisition of PSNH, the DPUC imposed certain financial conditions intended to prevent NU from relying on CL&P resources if the PSNH acquisition strained NU's financial condition. The principal conditions provide for a DPUC review if CL&P's common equity falls to 36 percent or below, require NU to obtain DPUC approval to secure NU financings with CL&P stock or assets and obligate NU to use its best efforts to sell CL&P preferred or common stock to the public if NU cannot meet CL&P's need for equity capital. If, at any time, CL&P projects that its common equity ratio as of the end of the next fiscal quarter will be below 36%, or plans to take any action that will result or can reasonably be expected to result in reducing the above ratio below 36%, then CL&P is required to notify the DPUC in writing at least 45 days before such action is taken or event is anticipated to occur. The DPUC may conduct a proceeding after its receipt of CL&P's notice. CL&P did not meet this condition as of June 30, 1997, and notified the DPUC in accordance with the foregoing requirement. The DPUC acknowledged receipt of the notice and has taken no further action.

     While not directly restricting the amount of short-term debt that CL&P, WMECO, HWP, RRR and NU may incur, the revolving credit agreements to which CL&P, WMECO, HWP, RRR and NU are parties provide that the lenders are not required to make additional loans, and that the maturity of indebtedness can be accelerated, if NU (on a consolidated basis) does not meet a common equity ratio test that requires, in effect, that NU's consolidated common equity (as defined) be not less than 30 percent for any three consecutive fiscal quarters. At December 31, 1997, NU's common equity ratio was 33.4 percent.

     The indentures securing the outstanding first mortgage bonds of CL&P, PSNH, WMECO and NAEC provide that additional bonds may not be issued, except for certain refunding purposes, unless earnings (as defined in each indenture and before income taxes, and, in the case of PSNH, without deducting the amortization of PSNH's regulatory asset), are at least twice the pro forma annual interest charges on outstanding bonds and certain prior lien obligations and the bonds to be issued. CL&P and WMECO's 1997 earnings do not permit them to meet those earnings coverage tests, but as of February 28, 1998, CL&P and WMECO would be able to issue up to $145 million and $4 million of additional first mortgage bonds, respectively, on the basis of previously issued but refunded bonds, without having to meet the earnings coverage test. These amounts will decrease after CL&P and WMECO have issued additional first mortgage bonds to secure borrowings under the NBFT discussed above under "1998 Financing Plans." Because WMECO has limited available bonding capacity to secure its obligations under the NBFT, WMECO will reduce its borrowing limit by approximately $5 million under the Revolving Credit Agreement, which will result in the release of an equivalent amount of collateral bonds that secure the Revolving Credit Agreement.

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

     SEC rules under the 1935 Act require that dividends on NU's shares be based on the amount of dividends received from subsidiaries, not on the undistributed retained earnings of subsidiaries. NU suspended the payment of dividends beginning with the quarter ended June 30, 1997.

     The supplemental indentures under which CL&P's and WMECO's first mortgage bonds and the indenture under which PSNH's first mortgage bonds have been issued limit the amount of cash dividends and other distributions these subsidiaries can make to NU out of their retained earnings. As of December 31, 1997, WMECO had $28.7 million and PSNH had $170.1 million of unrestricted retained earnings. As of the same date, CL&P had an accumulated deficit of approximately $154 million that must be made up before it is able to pay dividends to NU. The indenture under which NAEC's Series A Bonds have been issued also limits the amount of cash dividends or distributions NAEC can make to NU to retained earnings plus $10 million. At December 31, 1997, approximately $68.7 million was available to be paid under this provision.

     PSNH's revolving credit agreement prohibits it from declaring or paying any cash dividends or distributions on any of its capital stock, except for dividends on the preferred stock, unless minimum interest coverage and common equity ratio tests are satisfied. PSNH's preferred stock provisions also limit the amount of cash dividends and other distributions PSNH can make to NU if after taking the dividend or other distribution into account, PSNH's common stock equity is less than 25 percent of total capitalization. At December 31, 1997, approximately $170.1 million was available to be paid under these provisions. If NAEC could not meet the common equity covenant referred to above, it would also be unable to pay common dividends. At December 31, 1997, $68.7 million was available to be paid under this provision.

     Certain System financing agreements also have covenants or trigger events tied to credit ratings of certain System companies.

     The downgrade by Moody's of WMECO's first mortgage bonds to Ba2 in December 1997 brought those ratings to a level at which the sponsor of WMECO's accounts receivable program can take various actions, in its discretion, which would have the practical effect of limiting WMECO's ability to utilize the facility. The WMECO accounts receivable program could be terminated if WMECO's first mortgage bond credit ratings experience one more level of downgrade. CL&P's accounts receivables program could be terminated if its senior secured debt is downgraded two more steps from its current ratings.

     As the result of the downgrades of CL&P's and WMECO's senior secured debt to below investment grade in the Spring of 1997, NNECO is required under the terms of its note agreement relating to $24.1 million of notes to make a series of four equal annual prepayments to the noteholder that effectively result in the notes being fully repaid by May 2000. NNECO made its first prepayment in May 1997. At December 31, 1997, there were approximately $18 million of these notes outstanding.

     RRR is the obligor under financing arrangements for office facilities at the System's Berlin (Connecticut) headquarters. Under those financing arrangements, the holders of $38 million of notes requested the repurchase of the notes in April 1997. Of the $38 million, RRR reacquired and retired $26 million of the notes and the remaining $12 million of the notes were sold to alternate purchasers during the second and third quarters of 1997. Under the repurchase agreements, the new noteholders are entitled to request repurchase of the notes if the senior secured debt of a major subsidiary (as defined) is rated below B1 by Moody's and B+ by S&P. The notes are secured by real estate leases between RRR and NUSCO, which provide for the acceleration of rent equal to RRR's note obligations if RRR is unable to pay, and NU has guaranteed the notes. Rent was accelerated for the $26 million of repurchased notes.

     For information regarding the effect of downgrades on certain fossil-fuel hedging agreements of CL&P, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                              ELECTRIC OPERATIONS

DISTRIBUTION AND LOAD

     The System companies traditionally have owned and operated a fully integrated electric utility business. Restructuring legislation in Massachusetts, however, requires WMECO to separate the distribution, transmission and generation functions of its business. Similar initiatives have been proposed in New Hampshire and Connecticut.

     The System companies' retail service territories cover approximately 11,335 square miles (4,400 in CL&P's service area, 5,445 in PSNH's service area and 1,490 in WMECO's service area) and have an estimated total population of approximately 4.1 million (2.5 million in Connecticut, 1 million in New Hampshire and 600,000 in Massachusetts). The companies furnish retail franchise service in 149, 198 and 59 cities and towns in Connecticut, New Hampshire and Massachusetts, respectively. In December 1997, CL&P furnished retail franchise service to approximately 1.1 million customers in Connecticut, PSNH provided retail service to approximately 400,000 customers in New Hampshire and WMECO served approximately 195,000 retail franchise customers in Massachusetts. HWP serves 33 retail customers in Holyoke, Massachusetts.

     The following table shows the sources of 1997 electric revenues based on categories of customers:

                           CL&P   PSNH**  WMECO   NAEC   Total System

Residential................ 41.8%    30.8%   37.6%   -           38.3%
Commercial................. 35.9     25.5    33.0    -           32.8
Industrial................. 12.7     15.6    19.4    -           14.2
Wholesale*.................  8.1     27.5     8.7  100.0%        13.5
Other......................  1.5       .6     1.3    -            1.2

Total......................100.0%   100.0%  100.0%   100.0%     100.0%

* Includes capacity sales and sales from PSNH to CL&P and WMECO.
** Excludes sales related to the retail pilot program in New Hampshire.

     NAEC's 1997 electric revenues were derived entirely from sales to PSNH under the Seabrook power contracts. See "Rates--New Hampshire Retail Rates--- Seabrook Power Contracts" for a discussion of the contracts.

     Through December 31, 1997, the all-time peak demand on the System was 6,456 MW, which occurred on July 15, 1997. At the time of the peak, the System's generating capacity, including capacity purchases, was 8,570 MW.


     System energy requirements were met in 1997 and 1996 as set forth below:

     Source                                       1997      1996

     Nuclear ....................................  13%        28%
     Oil ......................................    28         12
     Coal .......................................  13         11
     Hydroelectric ..............................   4          5
     Natural gas ...............................    7          3
     NUGs ....................................     14         13
     Purchased-power........................       21         28

                                                  100%       100%

     The actual changes in retail kWh sales for the last two years and the forecasted sales growth estimates for the ten-year period 1997 through 2007, in each case exclusive of wholesale sales, non-franchised retail sales and sales related to the retail pilot program in New Hampshire, for the System, CL&P, PSNH and WMECO are set forth below:

                    1997 over      1996 over      Forecast 1997-2007
                      1996            1995     Compound Rate of Growth

     System.......     (.3)%          1.6%              1.4%
     CL&P...........    .0 %          1.8%              1.2%
     PSNH...........   (.1)%           .4%              2.0%
     WMECO..........  (1.0)%          2.7%               .7%

      Retail sales fell by .3 percent in 1997 compared with 1996 primarily due to mild weather. The warmer than normal weather in the first quarter of 1997 had the greatest impact on residential electric sales, which were down by 1.1 percent. Commercial sales were up by .7 percent for the year and industrial sales decreased by .3 percent. Retail sales at CL&P were essentially flat in 1997, while WMECO retail sales decreased by 1 percent. PSNH's retail sales decreased by .1 percent in 1997, partly due to a retail pilot program in New Hampshire.

     The System also acts as both a buyer and a seller of electricity in the highly competitive wholesale electricity market in the Northeastern United States (Northeast). Although revenues from long-term contracts have been declining, wholesale revenues of $319 million in 1997 were approximately the same as 1996 as a result of new contracts entered into in recent years and are expected to be remain constant in 1998. The System's most important wholesale market at this time remains New England. The opportunity for any significant new wholesale market opportunities remain limited due to continuing uncertainty associated with electric industry restructuring.

     With the System's generating capacity of 7,861 MW as of January 1, 1998 (including the net of capacity sales to and purchases from other utilities, and approximately 640 MW of capacity purchased from NUGs under existing contracts), the System expects to have a sufficient amount of capacity to meet its projected 1998 peak load obligations.

     The System companies operate and dispatch their generation as provided in the NEPOOL Agreement. In 1997, the peak demand on the NEPOOL system was 20,569 MW in July, which was 1062 MW above the 1996 peak load of 19,507 MW in August of that year. NEPOOL has projected that there will be an increase in demand in 1998 and estimates that the summer 1998 peak load could reach 22,080 MW.

     While management expects Millstone 3 to be operating during the summer of 1998, even if Millstone 3 is not operational at any time during the 1998 summer season, management expects that the System and NEPOOL will have sufficient capacity to meet peak load demands for New England, so long as the remaining generating units and transmission systems in Connecticut and the New England region have normal operability. If high levels of unplanned outages in New England were to occur, or if any of the System's transmission lines used to import power from other states were unavailable, or any significant amount of imported generating resources are not available at times of peak load demand, NU and the other New England utilities may have to resort to operating procedures designed to reduce load. During 1997, the System spent approximately $58 million to ensure adequate capacity availability, of which $40 million was expensed. In 1998, the System companies do not anticipate needing to take additional measures to ensure adequate generating capacity. In addition to these costs, CL&P and WMECO incurred, and will incur, additional costs in 1997 and 1998 as a result of the capacity deficiency under the NEPOOL Agreement, which is discussed more fully below under "Regional and System Coordination."

REGIONAL AND SYSTEM COORDINATION

      The System companies and most other New England utilities are parties to an agreement (NEPOOL Agreement), which provides for coordinated planning and operation of the region's generation and transmission facilities. The NEPOOL Agreement was restated and revised as of March 1, 1997 to provide for a pool-wide open access transmission tariff and for the creation of an Independent System Operator (ISO). Under these new arrangements: (i) the ISO, a non-profit corporation whose board of directors and staff is not controlled by or affiliated with market participants, ensures the reliability of the NEPOOL transmission system, administers the NEPOOL tariff and oversees the efficient and competitive functioning of the regional power market; (ii) the NEPOOL tariff provides for non-discriminatory open access to the regional transmission network at one rate regardless of transmitting distance for all transactions; and (iii) a broader governance structure for NEPOOL and a more open, competitive market structure are established.

     On June 25, 1997, FERC issued an order that conditionally approved the formation of the ISO to succeed NEPOOL as the operator of the bulk electric power supply system in New England and the transfer of control over FERC-jurisdictional facilities to the ISO by NEPOOL's public utility members. On September 18, 1997, NEPOOL filed an agreement effecting compliance with FERC's ISO order.

     On October 31, 1997, NEPOOL filed the Fourth Supplement to the NEPOOL Agreement with FERC. The major intent of the filing was to address internal NEPOOL congestion and the use of the external transmission tie lines between New York and New Brunswick, and to provide a transition towards restructuring. This filing would allow NU to retain its current 72 percent use of the New York tie lines on a priority basis through April 1998. In May 1998, NU's priority use at any given time would be reduced from approximately 1000 MW to approximately 600 MW. This priority of 600 MW is gradually reduced to zero by January 2000. If NU requires use of the New York ties above the level discussed above, it would be available from the ISO on a first come, first serve basis at no additional cost as long as the amount requested is actually utilized. Management does not expect the change in its priority arrangements under the NEPOOL Agreement to limit the System's ability to meet its capacity requirements.

     Pursuant to the NEPOOL Agreement, if a participant is unable to meet its capacity responsibility obligations, the participant is required to purchase capacity through the ISO at a market clearing price as set forth in the NEPOOL Agreement. Management is currently meeting its capacity responsibility while the Millstone units remain shut down through purchased power contracts with other utilities. The cost of these arrangements is approximately $16 million for November 1997 to April 1998. If Millstone 3 and Millstone 2 return to service within their currently estimated restart schedules, the cost of these arrangements from May 1998 to October 1998 are estimated to be approximately $7.5 million. If neither unit returns to service prior to October 1998, the System's costs to meet their capacity responsibility obligations within such period are estimated to be approximately $30 million.

     There are two agreements that determine the manner in which costs and savings are allocated among the System companies. Under an agreement (NUG&T) among CL&P, WMECO and HWP (Initial System Companies), these companies pool their electric production costs and the costs of their principal transmission facilities. Pursuant to the merger agreement between NU and PSNH, the Initial System Companies and PSNH entered into a ten-year sharing agreement (Sharing Agreement), expiring in June 2002, that provides, among other things, for the allocation of the capability responsibility savings and energy expense savings resulting from a single-system dispatch through NEPOOL.

     In WMECO's restructuring filing with the DTE on December 31, 1997, WMECO indicated that it expects to withdraw from the NUG&T with FERC's approval in the summer of 1998. This withdrawal is necessary as a result of retail competition in Massachusetts and the divestiture of WMECO's nonnuclear generating plants. It is likely that as retail competition occurs in other states, further changes in the NUG&T will be necessary. The Sharing Agreement will remain in effect pending restructuring changes in Connecticut and New Hampshire.

TRANSMISSION ACCESS AND FERC REGULATORY CHANGES

     In April 1996, FERC issued its final open access rule (Order 888) to promote competition in the electric industry. Order 888 requires, among other things, all public utilities that own, control or operate facilities used for transmitting electric energy in interstate commerce to file an open-access, nondiscriminatory transmission tariff and to take transmission service for their own new wholesale sales and purchases under the open access tariffs. Order 888 also supports full recovery of legitimate, prudent and verifiable wholesale strandable costs, but indicates that FERC will not interfere with state determinations of retail strandable costs.

     On May 2, 1997, the System companies, along with other parties, filed with the U.S. Court of Appeals an appeal of Order 888, challenging FERC's abdication of its responsibility to ensure uniform recovery of full strandable costs at the wholesale and retail level, including FERC's refusal to endorse strandable costs payments (e.g., exit fees) for customers physically bypassing their former supplier, as well as FERC's imposition of an ordinary negligence standard of liability on transmission providers.

      In a companion order to Order 888 (Order 889), FERC also required electric utilities to develop and maintain a same-time information system that will give existing and potential transmission users the same access to transmission information that the electric utility enjoys, and required electric utilities to separate transmission from generation marketing functions pursuant to standards of conduct. The System companies are complying with the requirements of Order 889.

      In 1997, the System companies collected approximately $35 million in incremental transmission revenues from other electric utility generators.

FOSSIL FUELS

     In 1997, 47.4 percent and 38.9 percent of the System's generation was oil and coal-derived, respectively. The System's residual oil-fired generation stations used approximately 11 million barrels of oil in 1997. The System obtained the majority of its oil requirements in 1997 through contracts with several large, independent oil companies. Those contracts allow for some spot purchases when market conditions warrant. Spot purchases represented
approximately 35 percent of the System's fuel oil purchases in 1997.   The
System currently does not anticipate any difficulties in obtaining necessary fuel oil supplies on economic terms.

     The System has nine generating stations, aggregating approximately 2,800 MW, which can fully or partially burn residual oil, natural gas or coal, as economics, environmental concerns or other factors dictate. Natural gas for CL&P's Devon, Middletown and Montville generating stations is being purchased directly from producers and traders on an interruptible basis and transported through the interstate pipeline system and the local gas distribution companies. Gas for WMECO's and PSNH's stations is being purchased from the respective local distribution companies. The System expects that interruptible natural gas will continue to be available for its dual-fuel electric generating units on economic terms and will continue to economically supplement fuel oil requirements.

     The System companies obtain their coal through long-term supply contracts and spot purchases. The System companies currently have an adequate supply of coal. Because of changes in federal and state air quality requirements, the System may be required to use lower sulfur coal in its plants in the future. See "Other Regulatory and Environmental Matters--Environmental Regulation Air Quality Requirements."

     WMECO is not a party to any fuel arrangements that will have a material effect on its ability to auction its nonnuclear generating units. For more information regarding WMECO's restructuring plan, see "Electric Utility Restructuring--Massachusetts Restructuring."


     NUCLEAR GENERATION

     GENERAL

     Certain System companies have ownership interests in four nuclear units, Millstone 1, 2 and 3 and Seabrook 1, and equity interests in four regional nuclear companies (the Yankee Companies) that separately own CY, MY, Vermont Yankee (VY) and Yankee Rowe. System companies operate the three Millstone units and Seabrook 1. Yankee Rowe was permanently removed from service in 1992; CY was permanently removed from service on December 4, 1996, and MY was permanently removed from service on August 6, 1997.

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

     In 1996, one of the joint owners of Millstone 3, Vermont Electric Generation and Transmission Cooperative, Inc. (VEG&T), filed for bankruptcy. The subsequent liquidation resulted in the offering of VEG&T's .035 percent share of Millstone 3 for sale to the joint owners of Millstone 3. None of the non-NU joint owners accepted the offer. CL&P expects to make the necessary regulatory filings to acquire ownership of the VEG&T share in 1998.

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

     For information regarding lawsuits filed against NU by the non-NU owners of Millstone 3 regarding the sharing agreement and certain arbitration proceedings related to the ongoing Millstone outages, see "Item 3 - Legal Proceedings."

     CL&P, PSNH, WMECO and other New England electric utilities are the stockholders of the Yankee companies. Each Yankee company owns a single nuclear generating unit. The stockholder-sponsors of each Yankee company are responsible for proportional shares of the operating and decommissioning costs of the respective Yankee company and are entitled to proportional shares of the electrical output in the case of Vermont Yankee (VY), which is the only operating unit of the four Yankee companies set forth below. The relative rights and obligations with respect to the Yankee companies are approximately proportional to the stockholders' percentage stock holdings, but vary slightly to reflect arrangements under which nonstockholder electric utilities have contractual rights to some of the output of particular units. The Yankee companies and CL&P's, PSNH's and WMECO's stock ownership percentages in the Yankee companies are set forth below:

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

     CL&P, PSNH and WMECO are obligated to provide their percentages of any additional equity capital necessary for VY, but do not expect to need to contribute additional equity capital in the future. CL&P, PSNH and WMECO believe that VY could require additional external financing in the next several years to finance construction expenditures, nuclear fuel and for other purposes. Although the way in which VYAPC would attempt to finance these expenditures, if they are needed, has not been determined, CL&P, PSNH and WMECO could be asked to provide further direct or indirect financial support. CYPAC, YAEC and MYAPC could also request their sponsors to provide future financial support necessary in connection with the decommissioning of their respective units, the level of which support cannot be estimated at this time, but could be material.

     The operators of Millstone 1, 2 and 3, VY and Seabrook 1 hold full term operating licenses from the NRC and are subject to the jurisdiction of the NRC. The NRC has broad jurisdiction over the design, construction and operation of nuclear generating stations, including matters of public health and safety, financial qualifications, antitrust considerations and environmental impact. The NRC issues 40-year initial operating licenses to nuclear units and NRC regulations permit renewal of licenses for an additional 20-year period. The NRC also has jurisdiction over the decommissioning activities at Yankee Atomic, CY and MY.

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

NUCLEAR PLANT PERFORMANCE AND REGULATORY OVERSIGHT

     MILLSTONE UNITS

     Millstone 1, 2 and 3 are located in Waterford, Connecticut, and have license expirations of October 6, 2010, July 31, 2015 and November 25, 2025, respectively, and are currently out of service. These units are presently on the NRC's watch list as Category 3 plants. Plants in this category are required to receive formal NRC commissioners' approval to resume operations.

     Millstone 1 began a planned refueling and maintenance outage on November 4, 1995. Millstone 2 was shut down on February 21, 1996 as a result of an engineering evaluation that determined that some valves could be inoperable in certain emergency scenarios. On March 30, 1996, Millstone 3 was shut down by NNECO following an engineering evaluation which determined that four safety-related valves would not be able to perform their design function during certain postulated events.

     Each of these outages has been extended in order to respond to various NRC requests to describe actions taken, including the resolution of specific technical issues and to ensure that future operation of the units will be conducted in accordance with the terms and conditions of their operating licenses, NRC regulations and their Updated Final Safety Analysis Reports. The System also must demonstrate that it maintains an effective corrective action program for Millstone, as required by NRC regulations, to identify and resolve conditions that are adverse to safety or quality.

     On January 8, 1998, management declared Millstone 3 physically ready for restart, which means that almost all of the restart-required physical work had been completed in the plant. The NRC is currently conducting a series of inspections to determine, among other things, whether the plant has effective leadership and corrective action and employee concerns programs. The Independent Corrective Action Verification Program (ICAVP) (discussed more fully below) must also be completed prior to restart. Management cannot predict when the NRC will allow any of the units to restart, but hopes to return Millstone 3 to service early in the Spring of 1998 and Millstone 2 three to four months after Millstone
3. Millstone 1 is in an extended maintenance status and various options regarding the future of the unit are being considered. Management estimates that it will take approximately six weeks for a unit to reach full power after NRC approval to restart.

      On August 14, 1996, the NRC issued a confirmatory order establishing the requirement for NNECO to conduct the ICAVP prior to the restart of each of the Millstone units. The confirmatory order requires that an independent, third party team, whose appointment is subject to NRC approval, verify the results of the corrective actions taken to resolve identified design and configuration management issues. ICAVP contractors have been selected for all three units and approved by the NRC. The ICAVP contractor for Millstone 3 is expected to issue a final report in March 1998. The ICAVP contractor for Millstone 2 is estimating that their final report will be available in July. By letter dated January 30, 1998, the NRC described additional criteria that it would use to evaluate the ICAVP and to determine whether the scope of the ICAVP needs to be expanded.

      On December 10, 1997, the NRC issued NNECO a notice of violation and proposed imposition of civil penalties in the amount of $2.1 million for past violations of NRC requirements at Millstone. Many of these violations were the subject of an enforcement conference in December 1996. The violations date back over a number of years, with the majority occurring before the end of 1996. NNECO has paid the fine. An NRC enforcement conference took place on January 13, 1998 to discuss findings arising from an NRC inspection (safety system functional inspection) conducted in the fall of 1997. The results of this conference are not expected to have a material impact on the System.

     In addition to the various technical and design basis issues at Millstone, the NRC continues to focus on the System's response to employee concerns at the units. On October 24, 1996, the NRC issued an order that requires NNECO to develop and implement a comprehensive plan for handling safety concerns raised by Millstone employees and for assuring an environment free from retaliation and discrimination. The NRC also ordered NNECO to contract for an independent third party to oversee the implementation of the comprehensive plan. The members of the independent third-party organization must not have had any direct previous involvement with activities at Millstone and must be approved by the NRC. Oversight by the third-party group will continue until NNECO demonstrates, by performance, that the conditions leading to this order have been corrected. This oversight role will continue after the units have been restarted. NNECO submitted to the NRC its comprehensive employee concerns plan (ECP) and its selection of the third-party oversight organization, which was subsequently approved by the NRC during 1997. The third party organization developed and submitted an oversight plan to the NRC. The third party organization provides a public report on its findings at least quarterly, consistent with the provisions of the order and has reported that while NNECO has shown improvement in this area, there still needs to be more progress. The NRC has indicated similar findings at the conclusion of a two week onsite review of NNECO's ECP and safety conscious work environment.

     On March 7, 1997, the NRC issued a letter to NNECO confirming NNECO's commitment to evaluate and correct problems identified within its licensed operator training programs at Millstone and CY. On June 27, 1997, NNECO temporarily suspended all nuclear training programs at Millstone to address programmatic deficiencies identified by NNECO and NRC inspectors during reviews of the System's licensed operator training programs at Millstone and CY. On October 31, 1997, NNECO indicated in writing to the NRC that its commitments under this letter were complete.

     For information regarding criminal investigations by the NRC's Office of Investigations (OI) and the Office of the U. S. Attorney for the District of Connecticut related to various matters at Millstone and CY, certain citizens' petitions related to NU's nuclear operations and potential joint owner litigation related to the extended outages, see "Item 3. Legal Proceedings."

     SEABROOK

     Seabrook 1, a 1148-MW pressurized-water reactor, has a license expiration date of October 17, 2026. The Seabrook operating license expires 40 years from the date of issuance of authorization to load fuel, which was about three and one-half years before Seabrook's full-power operating license was issued. The System will determine at the appropriate time whether to seek recapture of some or all of this period from the NRC and thus add up to an additional three and one-half years to the operating term for Seabrook. On June 28, 1997, Seabrook completed a 50-day planned refueling and maintenance outage. In 1997, Seabrook operated at a capacity factor of 78.3 percent. On December 5, 1997, Seabrook was shut down to repair leaks in a three inch stainless steel pipe in the residual heat removal system. The pipe was replaced, but problems were subsequently discovered in the control building air conditioning system. Design changes were implemented and the plant returned to service on January 16, 1998.



     YANKEE UNITS

          CONNECTICUT YANKEE

     CY, a 582-MW pressurized-water reactor, had a full term operating license, which would have expired on June 29, 2007. On December 4, 1996, the Board of Directors of CYAPC voted unanimously to retire CY. The decision to shut down CY was based on economic analyses that showed that shutting down the unit prematurely and incurring replacement power costs could produce potential savings to its purchasers compared to the costs of operating it over the remaining period of the unit's operating license.

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

     The current estimate of the sum of remaining future payments for the closing, decommissioning and recovery of the remaining investment in CY is approximately $619.9 million. The System's share of these remaining estimated costs is approximately $303.7 million. For more information regarding CYAPC's revised decommissioning estimate that was submitted to FERC in December 1996 and the proceedings related thereto, see "Decommissioning" below.

     As confirmed by the NRC in a letter dated March 4, 1997, CYAPC has agreed to take various steps to resolve deficiencies and weaknesses in the radiation protection program at CY. The NRC is continuing to monitor this issue at CY. It is expected that dismantlement at the unit will not begin until CYAPC has met its obligations under this letter.


     MAINE YANKEE

     MY, a 870-MW pressurized-water reactor, had an operating license, which would have expired on October 21, 2008. On August 6, 1997, the board of directors of MYAPC voted unanimously to retire MY. On January 14, FERC released an order on the MYAPC application to amend its power contracts with the owner/purchasers in order to revise its decommissioning and other charges. FERC has accepted the proposed application for filing, and made the amendments and the proposed charges under the contracts effective on January 15, 1998 subject to refund after hearings. At December 31, 1997, the estimated remaining obligation, including decommissioning, amounted to approximately $867.2 million, of which the NU system's share was approximately $173.4 million. Under the terms of the contracts with MYAPC, the shareholders-sponsor companies, including CL&P, PSNH and WMECO, are responsible for their proportionate share of the costs of the unit, including decommissioning. Based on FERC precedent, management expects that CL&P, PSNH and WMECO will be allowed to recover these costs from their customers. For more information regarding MYAPC's revised decommissioning estimate and the FERC proceedings related thereto, see "Decommissioning" below.

     VERMONT YANKEE

     VY, a 514-MW boiling water reactor, has a license expiration date of March 21, 2012. In 1997, VY operated at a capacity factor of 91.7 percent. VY is scheduled to begin a 56-day planned refueling and maintenance outage on September 28, 1998.

     YANKEE ROWE

     In 1992, YAEC's owners voted to shut down Yankee Rowe permanently based on an economic evaluation of the cost of a proposed safety review, the reduced demand for electricity in New England, the price of alternative energy sources and uncertainty about certain regulatory requirements. The power contracts between CL&P, PSNH, WMECO and other owners, and YAEC, permit YAEC to recover from each its proportional share of the Yankee Rowe shutdown and decommissioning costs. For more information regarding the decommissioning of Yankee Rowe, see "Decommissioning" below.

     NUCLEAR INSURANCE

     Nuclear plant licensees are required to maintain a minimum of $1.06 billion in nuclear property and decontamination insurance coverage. The NRC requires that proceeds from the policy following an accident that exceed $100 million will first be applied to pay stabilization and decontamination expenses. The insurance carried by the licensees of the Millstone units, Seabrook 1, CY, MY and VY meets the NRC's requirements. YAEC has obtained an exemption for Yankee Rowe from the $1.06 billion requirement and currently carries $25 million of insurance that otherwise meets the requirements of the rule. CYAPC has applied for a similar exemption, and MYAPC is expected to do the same. For more information regarding nuclear insurance, see "Commitments and Contingencies--- Nuclear Insurance Contingencies" in the notes to NU's, CL&P's, PSNH's, WMECO's and NAEC's financial statements.

     NUCLEAR FUEL

     The supply of nuclear fuel for the System's existing units requires the procurement of uranium concentrates, followed by the conversion, enrichment and fabrication of the uranium into fuel assemblies suitable for use in the System's units. Fuel may also be purchased at a point after any of the above processes are completed. The majority of the System companies' uranium enrichment services requirements is provided under a long-term contract with the United States Enrichment Corporation (USEC), a wholly owned United States government corporation. The majority of Seabrook's uranium enrichment services requirements is furnished through a Russian trading company (Global Nuclear Services and Supply). The System expects that uranium concentrates and related services for the units operated by the System and for the other units in which the System companies are participating, that are not covered by existing contracts, will be available for the foreseeable future on reasonable terms and prices.

     In August 1995, NAESCO filed a complaint in the United States Court of Federal Claims challenging the propriety of the prices charged by the USEC for uranium enrichment services procured for Seabrook Station in 1993. The complaint is an appeal of the final decision rendered by the USEC contracting officer denying NAESCO's claims, which range from $2.5 million to $5.8 million. On December 17, 1997, the court granted the government's motion to dismiss NAESCO's claims.

     As a result of the Energy Policy Act, the United States commercial nuclear power industry is required to pay the United States Department of Energy (DOE), through a special assessment, for the costs of the decontamination and decommissioning of uranium enrichment plants owned by the United States government, no more than $150 million per annum for 15 years beginning in 1993. Each domestic nuclear utility's payment is based on its pro rata share of all enrichment services received by the United States commercial nuclear power industry from the United States government through October 1992. Each year, the DOE adjusts the annual assessment using the Consumer Price Index. The Energy Policy Act provides that the assessments are to be treated as reasonable and necessary current costs of fuel, which costs shall be fully recoverable in rates in all jurisdictions. The System's remaining share to be recovered, assuming no escalation, is approximately $63.7 million as of December 31, 1997. Management believes that the DOE assessments against CL&P, WMECO, PSNH and NAEC will be recoverable in future rates. Accordingly, each of these companies has recognized these costs as a regulatory asset, with a corresponding obligation on its balance sheet.

     In June 1995, the United States Court of Federal Claims held that, as applied to YAEC, the Uranium Enrichment Decontamination and Decommissioning Fund is an unlawful add-on to the bargained-for contract price for enriched uranium. As a result, the federal government must refund the approximately $3.0 million that YAEC has paid into the fund since its inception. On May 6, 1997, the United States Court of Appeals for the Federal Circuit issued a 2-1 panel decision reversing the Court of Federal Claims' decision. YAEC filed a motion for rehearing with the Appeals Court, which was denied, and subsequently filed a petition with the U.S. Supreme Court to consider its appeal. NU is evaluating the applicability of this decision to the $25.2 million that the System companies have already paid into the fund and whether this alters the System companies' obligation to pay such special assessments in the future.

     Nuclear fuel costs associated with nuclear plant operations include amounts for disposal of spent nuclear fuel. The System companies include in their nuclear fuel expense spent fuel disposal costs accepted by the DPUC, NHPUC and DTE in rate case or fuel adjustment decisions. Spent fuel disposal costs also are reflected in FERC-approved wholesale charges.

     HIGH-LEVEL RADIOACTIVE WASTE

     The Nuclear Waste Policy Act of 1982 (NWPA) provides that the federal government is responsible for the permanent disposal of spent nuclear reactor fuel (SNF) and high-level waste. As required by the NWPA, electric utilities generating SNF and high-level waste are obligated to pay fees into a fund which would be used to cover the cost of siting, constructing, developing and operating a permanent disposal facility for this waste. The System companies have been paying for such services for fuel burned on or after April 7, 1983 on a quarterly basis since July 1983. The DPUC, NHPUC and DTE permit the fee to be recovered through rates. For nuclear fuel used to generate electricity prior to April 7, 1983 (prior-period fuel), payment must be made prior to the first delivery of spent fuel to the DOE. The DOE's current estimate for an available site is 2010. For more information regarding payments related to the prior-period fuel, see "Spent Nuclear Fuel Disposal Costs" in the notes to NU's, CL&P's, PSNH's, WMECO's and NAEC's financial statements.

     In return for payment of the fees prescribed by the NWPA, the federal government is to take title to and dispose of the utilities' high-level wastes and SNF. On March 3, 1997, CYAPC, NAESCO and NUSCO intervened as parties in a lawsuit brought by 35 nuclear utilities in the U.S. Court of Appeals for the District of Columbia Circuit on January 31, 1997, seeking additional action based on the DOE's assertion that it expects to be unable to begin acceptance of SNF for disposal by January 31, 1998 as specified under the NWPA. On May 8, 1997, pursuant to a court order, the petitioners and intervenors requested that the court compel DOE to begin accepting spent fuel on or before January 31, 1998 or to implement various other remedies. On November 14, 1997, the court issued its decision on the petitions. The court declined to order DOE to begin disposing of SNF by the statutory deadline of January 31, 1998, finding that the standard contract with DOE and each utility provides a potentially adequate remedy if DOE fails to fulfill its obligations by that date. However, the court's ruling also forecloses DOE from arguing that the delay in the high-level waste program was "unavoidable" in any future breach of contract actions brought by utilities against DOE.

     On December 29, 1997, DOE petitioned the court to reconsider its decision, arguing that the U. S. Court of Appeals lacks jurisdiction over an issue which only concerns contractual matters. Subsequent to DOE's failure to begin accepting spent fuel for disposal on January 31, 1998, a number of states, public utility commissions and utilities took additional legal action against DOE. On February 24, 1998, NUSCO, NAESCO and CYAPC joined the lawsuit that had been filed by the other utilities.

     On February 18, 1998, YAEC filed a complaint against DOE in the United States Court of Federal Claims seeking damages in excess of $70 million resulting from DOE's failure to accept spent nuclear fuel for disposal. CYAPC filed a similar complaint in the United States Court of Federal Claims on March 4, 1998, seeking damages of over $90 million.

     Until the federal government begins accepting nuclear waste for disposal, nuclear generating plants will need to retain high-level waste and spent fuel onsite or make some other provisions for their storage. With the addition of new storage racks, storage facilities for Millstone 3 are expected to be adequate for the projected life of the unit. With the implementation of currently planned modifications, the storage facilities for Millstone 1 and 2 are expected to be adequate (maintaining the capacity to accommodate a full-core discharge from the reactor) until 2004. Fuel consolidation, which has been licensed for Millstone 2, could provide adequate storage capability for the projected lives of Millstone 1 and 2. With the current installation of new racks in its existing spent fuel pool, Seabrook is expected to have spent fuel storage capacity until at least 2010.

     The storage capacity of the spent fuel pool at VY is expected to be reached in 2004 and the available capacity of the pool is expected to be able to
accommodate full-core removal until 2001.    Adequate storage capacity exists to
accommodate all of the SNF at CY, MY and Yankee Rowe until that fuel is removed by the DOE.

     LOW-LEVEL RADIOACTIVE WASTE

     The System currently has contracts to dispose its low-level radioactive waste (LLRW) at two privately operated facilities in Clive, Utah, and in Barnwell, South Carolina. Because access to LLRW disposal may be lost at any time, the System has plans that will allow for onsite storage of LLRW for at least five years.

     DECOMMISSIONING

     Based upon the System's most recent comprehensive site-specific updates of the decommissioning costs for each of the three Millstone units and for Seabrook, the recommended decommissioning method continues to be immediate and complete dismantlement of those units at their retirement. The table below sets forth the estimated Millstone and Seabrook decommissioning costs for the System companies. The estimates are based on the latest site studies, stated in December 31, 1997 dollars.

                         CL&P      PSNH      WMECO      NAEC     System
                                           (Millions)
     Millstone 1      $ 390.9     $  -       $ 91.7    $  -      $482.6
     Millstone 2        350.2        -         82.1       -       432.3
     Millstone 3        294.0       15.6       67.8       -       377.4
     Seabrook            19.2        -          -       170.2     189.4

      Total           $1054.3     $ 15.6     $240.8    $170.2   $1481.7

     As of December 31, 1997, the System recorded balances (at market) in its external decommissioning trust funds as follows:

                         CL&P      PSNH      WMECO      NAEC    System
                                           (Millions)
     Millstone 1       $173.1      $ -      $ 48.2     $ -      $221.3
     Millstone 2        115.4        -        33.5       -       148.9
     Millstone 3         77.8        4.3      21.0       -       103.1
     Seabrook             2.9        -         -        26.5      29.7

      Total            $369.2      $ 4.3    $102.7     $26.5    $502.7

     In 1986, the DPUC approved the establishment of separate external trusts for the currently tax-deductible portions of decommissioning expense accruals for Millstone 1 and 2 and for all expense accruals for Millstone 3. The DPUC has authorized CL&P to collect its current decommissioning estimate for the three Millstone units from customers. This estimate includes an approximate 19 percent contingency factor for the decommissioning cost of each unit.

     WMECO has established independent trusts to hold all decommissioning expense collections from customers. The DPU has authorized WMECO to collect its current decommissioning estimate for the three Millstone units.

     New Hampshire enacted a law in 1981 requiring the creation of a state-managed fund to finance decommissioning of any units in that state. NAEC's costs for decommissioning are billed by it to PSNH and recovered by PSNH under the Rate Agreement. Under the Rate Agreement, PSNH is entitled to a base rate increase to recover increased decommissioning costs. In its recent restructuring orders, the NHPUC determined that PSNH would be allowed to recover decommissioning costs through strandable cost charges. See "Rates--New Hampshire Retail Rates" for further information on the Rate Agreement and restructuring.

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

     However, under Connecticut law, an electric company is prohibited from collecting in rates any decommissioning costs after the date of closing the facility unless the DPUC determines (i) that the utility has complied with the decommissioning financing plan under which such costs are incurred and (ii) that there are compelling reasons for including such costs in rates. A committee of the General Assembly may review any such determination not later than thirty days before such rates take effect. For more information regarding this matter, see "Rates--Connecticut Retail Rates."

     CYAPC, YAEC, VYNPC and MYAPC are all collecting revenues for decommissioning from their power purchasers. The table below sets forth the System companies' estimated share of decommissioning costs (and closure costs where applicable) of the Yankee units. The estimates are based on the latest site studies. For information on the equity ownership of the System companies in each of the Yankee units, see "Electric Operations---uclear Generation--- General."

                        CL&P       PSNH      WMECO     System
                                        (Millions)
     VY                $ 48.0      $20.2     $12.6     $ 80.8
     Yankee Rowe*        30.5        8.7       8.7       47.9
     CY*                213.8       31.0      58.7      303.7
     MY*                104.1       43.3      26.0      173.4

      Total            $396.4     $103.2    $106.0     $605.8



     * As discussed more fully below, the costs shown include all of the expected future billings associated with the funding of decommissioning, recovery of remaining assets and other closure costs associated with the early retirement of Yankee Rowe, CY and MY as of December 31, 1997, which have been recorded as an obligation on the books of the System companies.

     As of December 31, 1997, the System's share of the external decommissioning trust fund balances (at market), which have been recorded on the books of the Yankee Companies, is as follows:

                        CL&P         PSNH      WMECO    System
                                        (Millions)
     VY                $ 18.4      $ 7.7     $ 4.8     $ 30.9
     Yankee Rowe         32.7        9.4       9.4       51.5
     CY                  89.8       13.0      24.8      127.6
     MY                  23.9       10.0       6.0       39.9

      Total            $164.8      $40.1     $45.0     $249.9


     Effective January 1996, YAEC began billing its sponsors, including CL&P, WMECO and PSNH, amounts based on a revised estimate approved by FERC that assumes decommissioning by the year 2000. This revised estimate was based on continued access to the Barnwell, South Carolina, low-level radioactive waste facility, changes in assumptions about earnings on decommissioning trust investments and changes in other decommissioning cost assumptions.

      CYAPC accrues decommissioning costs on the basis of immediate dismantlement at retirement. In late December 1996, CYAPC made a filing with FERC to amend the wholesale power contracts between the owners of the facility and revise decommissioning cost estimates and other cost estimates for the facility. The amendments clarify the owners' entitlement to full recovery of sunk costs and the ongoing costs of maintaining the plant in accordance with NRC rules until decommissioning begins and ensures that decommissioning will continue to be funded through June 2007, the full license term, despite the unit's earlier shutdown. On February 26, 1997, FERC issued an order accepting the power contract amendments and making them effective March 1, 1997, subject to refund after hearing on the prudence of the decision to retire the plant and the reasonableness of the CY proposal. A number of parties have intervened in this proceeding. In total, the intervenors seek to disallow in excess of $200 million of the amount that CYAPC may collect from its power purchasers for decommissioning. In addition, the intervenors and FERC staff have proposed reductions in CY's currently allowed 11.5 percent return on equity, and certain intervenors have requested that CYAPC not be permitted to recover approximately $245 million of its unamortized investment in CY. The decision in this proceeding is expected in the Spring of 1998.

     MYAPC also accrues decommissioning costs on the basis of immediate dismantlement at retirement. On January 14, 1998, FERC released a draft order on the MYAPC application to amend its power contracts with the owners/purchasers and revise its decommissioning and other charges. FERC has accepted the proposed application for filing and made the amendments and the proposed charges under the contracts effective on January 15, 1998, subject to refund after hearings. FERC will determine the prudence of MYAPC's decision to retire the plant before it finally determines the justness and reasonableness of MY's proposed amended power contract rates. For information regarding a dispute between the sponsors of MY and a number of municipalities and cooperatives which had purchase agreements with MYAPC, see "Item 3 - Legal Proceedings."

     For more information regarding nuclear decommissioning, see "Nuclear Decommissioning" in the notes to NU's, CL&P's, PSNH's, WMECO's and NAEC's financial statements.

                               RESOURCE PLANS
     CONSTRUCTION

     The System's construction program in the period 1998 through 2002 is estimated as follows:

                     1998      1999      2000      2001     2002
                                     (Millions)

CL&P                $165      $283      $278      $310      $296
PSNH                  42        61        69        63        68
WMECO                 27        49        38        37        35
NAEC                   9        10         9         3         5
OTHER                 24        22        22        27        26

TOTAL               $267      $425      $416      $440      $430

     The construction program data shown above includes all anticipated capital costs necessary for committed projects and for those reasonably expected to become committed, regardless of whether the need for the project arises from environmental compliance, nuclear safety, reliability requirements or other causes. The construction program's main focus is maintaining and upgrading the existing transmission and distribution system and nuclear and fossil-generating facilities. The increase in construction expenditures after 1999 are primarily related to projected capital improvements for the distribution system. System companies' construction needs, however, may change substantially in light of its commitment to sell its nonnuclear generating units in Massachusetts and New Hampshire. It is conceivable that the System will no longer construct any new generating facilities, but instead contract with third parties for capacity in a competitive generation market.

     FUTURE NEEDS

     Restructuring of the electric industry will have a dramatic effect on the System's long-range planning. While electric utility companies traditionally have been required to meet their franchise customers' long-term electric needs, a company's long-term planning after restructuring will depend on the nature of its particular business. Where the electric company remains in the generation business, such companies will rely on more market-based planning to meet its supply obligations.


                      ENERGY-RELATED BUSINESSES

     ENERGY PRODUCTS AND SERVICES

     NU organized NUSCO Energy Partners, Inc. (NEP) in 1996 to engage in the energy services business and in response to the NHPUC's requirement that PSNH's participation in the New Hampshire retail electric competition pilot program take place through an affiliate company. NEP acquired PSNH's retail sales interest in the New Hampshire pilot program in 1996. During 1997, NEP changed its name to Select Energy, Inc. Select Energy is a vehicle for participating in retail pilot programs and open-access retail electric markets in the Northeast and other appropriate areas of the country. In addition, Select Energy develops and markets energy-related products and services in order to enhance its core electric service and customer relationships. These include energy services, productivity services, business and financial services, and residential services. Select Energy continues to take steps to establish strategic alliances with other companies in various energy-related fields including fuel supply and management, power quality, energy efficiency and load management services.

     PRIVATE POWER DEVELOPMENT

     The System has participated as a developer and investor in domestic and international private power projects through its subsidiary, Charter Oak. Charter Oak has invested primarily in projects outside of the United States. In March 1997, the NU Board of Trustees approved the offering for sale of Charter Oak and its assets. Since March, three of the five operating projects in which Charter Oak had invested were sold for an aggregate purchase price of $21 million. Charter Oak incurred a loss of approximately $3 million on the three projects which it has sold. The other two projects are being actively marketed; however, NU has recorded a reserve of approximately $25 million against future losses attributed to the sale of these projects. NU had $33.4 million invested in the remaining Charter Oak projects as of December 31, 1997.


     ENERGY MANAGEMENT SERVICES

     In 1990, NU organized a subsidiary corporation, HEC, to acquire substantially all of the assets and personnel of a nonaffiliated energy management services company. In general, HEC contracts to reduce its customers' energy costs and/or conserve energy and other resources. HEC also provides DSM consulting services to utilities and others. HEC's energy management and consulting services have primarily been directed to the commercial, industrial and institutional markets and utilities in New England and New York. NU's aggregate equity investment in HEC was approximately $4 million as of December 31, 1997.

            OTHER REGULATORY AND ENVIRONMENTAL MATTERS

ENVIRONMENTAL REGULATION

     GENERAL

     The System and its subsidiaries are subject to federal, state and local regulations with respect to water quality, air quality, toxic substances, hazardous waste and other environmental matters. Similarly, the System's major generation and transmission facilities may not be constructed or significantly modified without a review by the applicable state agency of the environmental impact of the proposed construction or modification. Compliance with environmental laws and regulations, particularly air and water pollution control requirements, may limit operations or require substantial investments in new equipment at existing facilities. See "Resource Plans" for a discussion of the System's construction plans. In order to enhance the System's oversight of environmental matters, management introduced a comprehensive energy management system in 1997, which is estimated to cost the System approximately $2 million dollars to implement through 1998.

    SURFACE WATER QUALITY REQUIREMENTS

      The federal Clean Water Act (CWA) requires every "point source" discharger of pollutants into navigable waters to obtain a National Pollutant Discharge Elimination System (NPDES) permit from the United States Environmental Protection Agency (EPA) or state environmental agency specifying the allowable quantity and characteristics of its effluent. System facilities have all required NPDES permits in effect. Compliance with NPDES and state water discharge permits has necessitated substantial expenditures, which are difficult to estimate, and may require further expenditures because of additional requirements that could be imposed in the future. For information regarding ongoing criminal investigations by the Office of the U. S. Attorney for the District of Connecticut related to allegations that there were violations of certain facilities' NPDES permits and a related civil lawsuit and investigations related to the Long Island cable, see "Item 3. Legal Proceedings."

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

          AIR QUALITY REQUIREMENTS

     The Clean Air Act Amendments of 1990 (CAAA) impose stringent requirements on emissions of sulfur dioxide (SO2) and nitrogen oxide (NOX) for the purpose of controlling acid rain and ground level ozone. In addition, the CAAA address the control of toxic air pollutants. Installation of continuous emissions monitors and expanded permitting provisions also are included. Compliance with CAAA requirements has cost the System approximately $44 million as of December 31, 1997: $10 million for CL&P, $30 million for PSNH, $1 million for WMECO and $3 million for HWP. Compliance costs for additional federal and state NOX control requirements to be effective in 1999 are currently estimated to be approximately $5 million for both CL&P and PSNH. In addition, PSNH expects to spend approximately $2 million a year for SO2 allowances.

     Existing and future federal and state air quality regulations, including recently proposed regulations, could hinder or possibly preclude the construction of new, or the modification of existing, fossil units in the System's service area and could raise the capital and operating cost of existing units. The ultimate cost impact of these requirements on the System cannot be estimated because of uncertainties about how EPA and the states will implement various requirements of the CAAA.

     Section 126 of the Clean Air Act provides for parties to request that the EPA take action against emissions sources whose emissions may be atmospherically transported and contribute to nonattainment of the National Ambient Air Quality Standards in other states. In accordance with this, a group of northeastern states filed a petition with EPA in 1997 asking them to take action against a broadly defined group of emissions sources in several midwestern states which are believed to be contributing to the nonattainment of the ozone standard in the Northeast. EPA has deferred specific action on the Section 126 petitions until its call for state implementation plans in the affected states is complete, probably about 2003. A final decision by the EPA could have a significant effect on NOX reduction requirements imposed on System companies after 1999.

          HAZARDOUS WASTE REGULATIONS

     As many other industrial companies have done in the past, System companies disposed of residues from operations by depositing or burying such materials on-site or disposing of them at off-site landfills or facilities. Typical materials disposed of include coal gasification waste, fuel oils, gasoline and other hazardous materials that might contain PCBs. It has since been determined that deposited or buried wastes, under certain circumstances, could cause groundwater contamination or create other environmental risks. The System has recorded a liability for what it believes is, based upon currently available information, its estimated environmental remediation costs for waste disposal sites for which the System companies expect to bear legal liability, and continues to evaluate the environmental impact of its former disposal practices. Under federal and state law, government agencies and private parties can attempt to impose liability on System companies for such past disposal. At December 31, 1997, the liability recorded by the System for its estimated environmental remediation costs for known sites needing remediation including those sites described below, exclusive of recoveries from insurance or from third parties, was approximately $16.2 million. These costs could be significantly higher if alternative remedies become necessary.

     Under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, commonly known as Superfund, EPA has the authority to clean up or order clean up of hazardous waste sites and to impose the clean up costs on parties deemed responsible for the hazardous waste activities on the sites. Responsible parties include the current owner of a site, past owners of a site at the time of waste disposal, waste transporters and waste generators. The System currently is involved in one Superfund site in New Jersey, two in New Hampshire and one in Kentucky, which could have a material impact on the System. The System has committed in the aggregate approximately $1.3 million to its share of the clean up of these sites.

     As discussed below, in addition to the remediation efforts for the above-mentioned Superfund sites, the System has been named as a potentially responsible party (PRP) and is monitoring developments in connection with several state environmental actions. The level of study of each site and the information about the waste contributed to the site by the System and other parties differs from site to site. Where reliable information is available that permits the System to make a reasonable estimate of the expected total costs of remedial action and/or the System's likely share of remediation costs for a particular site, those cost estimates are provided below. All cost estimates were made in accordance with generally accepted accounting principles where remediation costs were probable and reasonably estimable.

     In 1987, the Connecticut Department of Environmental Protection (CDEP) published a list of 567 hazardous waste disposal sites in Connecticut. The System owns two sites, in Stamford and Rockville, which are on this list. Both sites were formerly used by CL&P predecessor companies for the manufacture of coal gas (also known as town gas sites) from the late 1800s to the 1950s. Site investigations have been completed at these sites and discussions with state regulators are in progress to address the need for and extent of remediation necessary to protect public health and the environment. The total reserve established for these two sites is $6.5 million. CL&P has also established a reserve of $575,000 in connection with its share of the clean up of a site located in Winsted.

     CL&P owns a 2.6 mile section of an abandoned railroad bed in Portland.
Past studies of portions of the railroad bed have indicated elevated levels of arsenic in the upper two to three feet of soil. A portion of this site was cleaned up in 1997, but the System continues to reserve $275,000 for remediation efforts at the remainder of the site.

     PSNH contacted New Hampshire Department of Environmental Services (NHDES) in December 1993 concerning possible coal tar contamination in Laconia, New Hampshire, in Lake Opechee and the Winnipesaukee River near an area where PSNH and a second PRP formerly owned and operated a coal gasification plant from the late 1800's to the 1950's. A comprehensive site investigation was completed in December 1996. This study has shown that byproducts from the operation of the former manufactured gas plant are present in groundwater, subsurface soil and in the sediments of the adjacent Winnipesaukee River. A reserve of $4.8 million has been established for this site. Additional studies are planned in 1998 to implement interim remedial measures, assess site risks and develop a remediation plan. Interim cost sharing agreements with a second PRP in which this PRP contributes 25% to the cost of the site investigations are in effect to implement studies in 1998.

     A second coal gasification facility formerly owned and operated by a predecessor company to PSNH is located in Keene, New Hampshire. The NHDES has been notified of the presence of coal tar and fuel oil contamination. Additional New Hampshire sites include several former manufactured gasification facilities, an inactive ash landfill located at Dover Point and a municipal landfill in Peterborough. Studies of these sites are ongoing. PSNH's liability at these sites is not expected to be material.

     In Massachusetts, System companies have been designated by the Massachusetts Department of Environmental Protection (MDEP) as a PRP for twelve sites under MDEP's hazardous waste and spill remediation program. At two sites, the System may incur remediation costs that may be material to HWP depending on the remediation requirements. At one site, HWP has been identified by MDEP as one of three PRPs in a coal tar site in Holyoke, Massachusetts. HWP owned and operated the Holyoke Gas Works from 1859 to 1902. The site is located on the east side of Holyoke, adjacent to the Connecticut River and immediately downstream of HWP's Hadley Falls Station. MDEP has designated both the land and river deposit areas as priority waste disposal sites. The PRPs have been notified of the need to remove tar deposits from the river. To date, HWP has spent approximately $1 million for river studies and construction costs related to the site. The total estimated costs for remediation of tar patches in the river range from $2 million to $3 million. HWP has agreed to complete the remediation of tar patches following negotiations of a consent decree with all state and federal regulatory agencies.

     The second site is a former manufactured gas plant facility in Easthampton, Massachusetts. WMECO predecessor companies owned and operated the Easthampton Gas Works from 1864 to 1924. Previous investigations have identified coal tar deposits on the land portion of the site. An analysis of the human, health and ecological risks at the site and a remedial action plan will be submitted to the MDEP in 1998. WMECO has reserved approximately $1 million for remediation costs for the site.

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


ELECTRIC AND MAGNETIC FIELDS

     In recent years, published reports have discussed the possibility of adverse health effects from electric and magnetic fields (EMF) associated with electric transmission and distribution facilities and appliances and wiring in buildings and homes. Most researchers, as well as numerous scientific review panels considering all significant EMF epidemiological and laboratory studies to date, agree that current information remains inconclusive, inconsistent and insufficient for risk assessment of EMF exposures. The most significant scientific study released on EMF in 1997 was the July 3rd New England Journal of Medicine publication of the results of the U.S. National Cancer Institute's
(NCI) study of potential associations between residential EMF exposure and childhood acute lymphocytic leukemia (ALL), the most common form of childhood cancer in the United States. The NCI study was the largest of its kind to date, and found "little support for the hypothesis that living in homes with high...average magnetic-field levels or in homes close to electrical transmission or distribution lines is related to risk" of childhood ALL.

     Based on this information, management does not believe that a causal relationship between EMF exposure and adverse health effects has been established or that significant capital expenditures are appropriate to minimize unsubstantiated risks. The System companies are continuing to closely monitor research and government policy developments. No legislation related to EMF was considered in Connecticut, Massachusetts or New Hampshire in 1997.

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

     CL&P has been the focus of media reports since 1990 charging that EMF associated with a substation and related distribution lines in Guilford, Connecticut, are linked with various cancers and other illnesses in several nearby residents. See "Item 3. Legal Proceedings" for information about two suits brought by plaintiffs who now or formerly lived near that substation.

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

     The System companies currently hold FERC licenses for 19 hydroelectric projects aggregating approximately 1,375 MW of capacity, located in Connecticut, Massachusetts and New Hampshire. Both WMECO and PSNH have proposed to auction their hydroelectric projects in the future, with WMECO's auction likely to occur in the first half of 1998.

     Four of the System licenses expired on December 31, 1993 (WMECO's Gardners Falls project and PSNH's Ayers Island, Smith and Gorham projects). These licenses have all been renewed over the last few years.

     The license for HWP's Holyoke Project expires in late 1999. On September 3, 1997, HWP filed its application for a new license for the Holyoke Project.
On August 29, 1997, a competing application for the project was submitted by the Ashburnham Municipal Light Plant and the Massachusetts Municipal Wholesale
Electric  Company.   The competing application proposes to add an additional 15
MW of generating capacity at the site, as well as additional changes, modifications and improvements to the facility. It is anticipated that the competing license application will be amended to add or substitute the City of Holyoke Gas and Electric Department as a competing applicant.

     Absent significant differences in the competing license applications the Federal Power Act gives a preference to an existing licensee for the new license. It is not known if the competing license applicants' proposal to add 15 MW of additional capacity and the other proposed changes, modifications and improvements to the Holyoke Project are sufficient to overcome HWP's preference. If the license is awarded to a competing applicant, HWP is entitled to compensation equal to the lesser of book value or fair market value and severance damages pursuant to the Federal Power Act. FERC has established a procedural schedule for preliminary licensing activities, but the time frame for completion of all licensing activities and issuance of a new license has not been established at this time.

     CL&P's FERC licenses for operation of the Falls Village and Housatonic Hydro Projects expire in 2001. A draft license application is scheduled to be completed in the last quarter of 1998.

     FERC has issued a notice indicating that it has authority to order project licensees to decommission projects that are no longer economic to operate. The potential costs of decommissioning a project, however, could be substantial. FERC has recently ordered its first project decommissioning under this authority. It is likely that this FERC decision will be appealed.

                                  EMPLOYEES

     As of December 31, 1997, the System companies had 9,015 full and part-time employees on their payrolls, of which 2,163 were employed by CL&P, 1,254 by PSNH, 507 by WMECO, 75 by HWP, 1,647 by NNECO, 2,530 by NUSCO and 839 by NAESCO. NU, NAEC, Charter Oak, Mode 1 and Select Energy have no employees.

     In December 1996, the System announced a voluntary separation program affecting approximately 1,100 employees. The separations of the 99 participants occurred between April 1, 1997 and March 1, 1998. The estimated cost of the program is approximately $5.8 million.

     Approximately 2,138 employees of CL&P, PSNH, WMECO, NAESCO and HWP are covered by nine union agreements, which expire between June 1, 1998 and May 31, 1999.


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

     CL&P's properties and PSNH's properties are subject to the lien of each company's respective first mortgage indenture. In addition, any PSNH outstanding revolving credit agreement borrowings are secured by a second lien, junior to the lien of the first mortgage indenture, on PSNH's property located in New Hampshire. WMECO's properties are subject to the lien of its first mortgage indenture. NAEC's First Mortgage Bonds are secured by a lien on the Seabrook 1 interest described above, and all rights of NAEC under the Seabrook Power Contracts. In addition, CL&P's and WMECO's interests in Millstone 1 are subject to second liens for the benefit of lenders under agreements related to pollution control revenue bonds. Various of these properties are also subject to minor encumbrances which do not substantially impair the usefulness of the properties to the owning company.

     The System companies' properties are well maintained and are in good operating condition.

Transmission and Distribution System

     At December 31, 1997, the System companies owned 103 transmission and 410 distribution substations that had an aggregate transformer capacity of 25,199,669 kilovoltamperes (kVa) and 9,115,203 kVa, respectively; 3,074 circuit miles of overhead transmission lines ranging from 69 kilovolt (kV) to 345 kV, and 192 cable miles of underground transmission lines ranging from 69 kV to 138 kV; 32,802 pole miles of overhead and 1,999 conduit bank miles of underground distribution lines; and 404,356 line transformers in service with an aggregate capacity of 16,997,000 kVa.


Electric Generating Plants


     As of December 31, 1997, the electric generating plants of the System companies and the System companies' entitlement in the generating plant of the Vermont Yankee regional generating company were as follows (See "Item 1. Business - Electric Operations, Nuclear Generation" for information on ownership and operating results for the year.):

                                                                       Claim
                                                         Year       Capability*
Owner      Plant Name (Location)        Type           Installed    (kilowatts)


CL&P       Millstone (Waterford, CT)
             Unit 1**                  Nuclear             1970       524,637
             Unit 2**                  Nuclear             1975       708,345
             Unit 3**                  Nuclear             1986       606,453
           Seabrook (Seabrook, NH)     Nuclear             1990        47,175
           VT Yankee (Vernon, VT)      Nuclear             1972        45,353
           Total Nuclear-Steam Plants   (5 units)                   1,931,963
           Total Fossil-Steam Plants    (10 units)        1954-73   1,883,000
           Total Hydro-Conventional     (25 units)        1903-55      98,970
           Total Hydro-Pumped Storage   (7 units)         1928-73     937,550
           Total Internal Combustion    (20 units)        1966-96     567,940
           Total CL&P Generating Plant  (67 units)                  5,419,423

PSNH       Millstone (Waterford, CT)
              Unit 3**                 Nuclear             1986        32,624
           VT Yankee (Vernon, VT)      Nuclear             1972        19,068
           Total Nuclear-Steam Plants   (2 units)                      51,692
           Total Fossil-Steam Plants    (7 units)         1952-78   1,051,538
           Total Hydro-Conventional     (20 units)        1917-83      69,040
           Total Internal Combustion    (5 units)         1968-70     103,900
           Total PSNH Generating Plant  (34 units)                  1,276,170

WMECO      Millstone (Waterford, CT)
              Unit 1**                 Nuclear             1970       123,063
              Unit 2**                 Nuclear             1975       166,155
              Unit 3**                 Nuclear             1986       140,216
           VT Yankee (Vernon, VT)      Nuclear             1972        11,948
           Total Nuclear-Steam Plants   (4 units)                     441,382
           Total Fossil-Steam Plants    (1 unit)           1957       107,000
           Total Hydro-Conventional     (27 units)        1904-34     110,910***
           Total Hydro-Pumped Storage   (4 units)         1972-73     212,800
           Total Internal Combustion    (3 units)         1968-69      60,500

           Total WMECO Generating Plant (39 units)                    932,592


NAEC       Seabrook (Seabrook, NH)     Nuclear             1990       418,111

HWP        Mt. Tom (Holyoke, MA)       Fossil-Steam        1960       147,000
           Total Hydro-Conventional     (15 units)        1905-83      43,560
           Total HWP Generating Plant   (16 units)                    190,560

NU System  Millstone (Waterford, CT)
              Unit 1**                 Nuclear             1970       647,700
              Unit 2**                 Nuclear             1975       874,500
              Unit 3**                 Nuclear             1986       779.239
           Seabrook (Seabrook, NH)     Nuclear             1990       465,286
           VT Yankee (Vernon, VT)      Nuclear             1972        76,369
           Total Nuclear-Steam Plants  (5 units)                    2,843,094
           Total Fossil-Steam Plants   (19 units)         1952-78   3,188,538
           Total Hydro-Conventional    (87 units)         1903-83     322,480
           Total Hydro-Pumped Storage  (7 units)          1928-73   1,150,350
           Total Internal Combustion   (28 units)         1966-96     732,350
           Total NU System Generating Plant
              Including Vermont Yankee  (146 units)                 8,236,802
              Excluding Vermont Yankee  (145 units)                 8,160,433

 *Claimed capability represents winter ratings as of December 31, 1997.

 **The numbers shown represent claimed capability at December 31, 1996.
   Millstone 1, 2, and 3 have been out of service since November 4, 1995, February 21, 1996 and March 30, 1996, respectively. The company has restructured its nuclear organization and is currently implementing comprehensive plans to restart the units.

   The actual date of the return to service for each of the units is dependent upon the completion of independent inspections and reviews by the Nuclear Regulatory Commission (NRC) and a vote by the NRC Commissioners. NU hopes to return Millstone 3 to service in early spring of 1998 and Millstone 2 three to four months after Millstone 3. Millstone 1 is currently in extended maintenance status.

***Total Hydro-Conventional capability includes the Cobble Mtn. plant's
   33,960 kW which is leased from the City of Springfield, MA.


Franchises

     NU's operating subsidiaries hold numerous franchises in the territories served by them. For more information regarding recent judicial, regulatory and legislative decisions and initiatives that may affect the terms under which the System companies provide electric service in their franchised territories, see
Item 1. "Business - Electric Industry Restructuring" and "Item 3. Legal Proceedings."

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

     Pursuant to the Massachusetts restructuring legislation, the DTE is required to define service territories for each distribution company, including WMECO, based on the service territories actually served on July 1, 1997, and following to the extent possible municipal boundaries. After established by the DTE, until terminated by effect of law or otherwise, the distribution company shall have the exclusive obligation to provide distribution service to all retail customers within its service territory, and no other person shall provide distribution service within such service territory without the written consent of such distribution company.

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


ITEM 3 - LEGAL PROCEEDINGS

1.   Litigation Relating to Electric and Magnetic Fields

     NU and CL&P are currently involved in one lawsuit alleging physical and emotional damages from exposure to "electromagnetic radiation" generated by the defendants. Management believes that the allegations that EMF caused or contributed to the plaintiffs' illnesses are not supported by scientific evidence. A similar case was resolved in NU and CL&P's favor at the trial level, but was appealed and pending hearing in the Connecticut Supreme Court when on October 31, 1997 the plaintiff withdrew the appeal, ending the litigation.

2. Southeastern Connecticut Regional Resources Recovery Authority (SCRRRA) - Application of the Municipal Rate

     This matter involves three separate disputes over the rates that apply to CL&P's purchases of the generation of the SCRRRA project in Preston, Connecticut. A favorable ruling on all of these matters could result in savings to CL&P customers of approximately $20 million over the terms of the agreement with the SCRRRA. FERC has ruled in CL&P's favor in one of these matters, but this decision has been appealed to the United States D. C. Circuit Court of Appeals. A final ruling in this decision in favor of CL&P would also resolve the second dispute. A Connecticut Superior Court, however, has ruled in favor of the SCRRRA in the final dispute. CL&P has appealed this decision. The appeal is now pending in the Connecticut Supreme Court.

 3.   Wallingford Resource Recovery Lawsuit

     On April 18, 1997, CL&P was served with a lawsuit filed in Connecticut Superior Court by the Connecticut Resources Recovery Authority (CRRA) and a subsidiary of Ogden Martin. The suit claims that CL&P breached its electricity purchase agreement for the Wallingford Resources Recovery Project by refusing to purchase certain electricity at the rates specified in the agreement. The amount at issue through the end of 1997 is approximately $2.45 million, which amount will increase by approximately $700,000 each year. The electricity in question results from the buyout by the project of its steam contract and its termination of steam sales to American Cyanimid. Attorneys for CL&P have filed their appearance.

4.    Connecticut DPUC - CL&P's Petition for Declaratory Ruling Regarding
      Proposed      Retail Sales of Electricity by Texas-Ohio Power, Inc. (TOP)

     On August 3, 1995, CL&P filed a petition for declaratory rulings with the DPUC to determine whether TOP, which built a small cogeneration plant in Manchester, Connecticut, can sell electricity from the facility to two CL&P retail customers in Manchester. On December 6, 1995, the DPUC ruled that, because TOP's project would not use the public streets, it did not require specific legislative authorization to make retail sales of electricity. In February 1997, the Hartford Superior Court upheld the DPUC's decision. CL&P appealed this decision. On February 9, 1998, the Connecticut Supreme Court ruled in CL&P's favor. Specifically, the Court reversed the DPUC and Superior Court rulings, finding that TOP was a foreign electric company and therefore was prohibited from making retail sales of electricity in Connecticut. The Court did rule that the DPUC was correct in finding that because TOP did not use public streets it was not an electric light company prohibited by Connecticut corporate law from making retail electric sales. The Court made it clear that it would have ruled differently on this issue if TOP were using public streets. On February 27, 1998, TOP filed a petition for rehearing.

     In a related matter, CL&P has been sued in the United States Bankruptcy Court for the Southern District of Texas - Houston Division by Triple C Power, Inc., the successor of the now bankrupt TOP, alleging tortious interference with contract; vexatious litigation/malicious prosecution; restraint of trade in violation of the Sherman Act; monopolization; civil conspiracy; and deceptive trade practices. The plaintiff seeks $20 million in actual damages, plus attorneys' fees and court costs, $40 million in exemplary damages, and a trebling of the actual damages, for a total of about $100 million. CL&P believes this action is without merit and intends to vigorously defend itself.

5.   Tax Litigation

     In 1991, the Town of Haddam, Connecticut (Haddam) performed a town-wide revaluation of the CY property in that town. Based on the report of the engineering firm hired by the town to perform the revaluation, Haddam determined that the full fair-market value of the property, as of October 1, 1991, was $840 million. At that time, CY's net-book value was $245 million. On September 5, 1996, a Connecticut court ruled that Haddam had over-assessed CY at three and a half times its proper assessment. The decision set the plant's fair market value at $235 million. On May 9, 1997, Haddam and CY reached an agreement regarding the over-assessment. Haddam repaid CY an amount totaling $13,990,000.

6.   Long Island Cable - Citizen's Suit Settlement

      On April 4, 1996, a citizen's suit against Long Island Lighting Company (LILCO), a non-affiliate of NU, CL&P and NUSCO (collectively, the "Companies") was filed in Federal District Court in Connecticut. The suit was filed under the Federal Clean Water Act regarding leaks from the Long Island cable into the Long Island Sound. On April 23, 1997, the Companies and the plaintiffs jointly filed a Stipulation of Dismissal in Federal District Court, which settled this suit. The settlement does not impose material costs on CL&P or any other System companies.

7.  Shareholder Derivative Actions Settlement

      On December 29, 1997, a United States District Court judge entered an order, which became final on January 28, 1998, approving a $25 million settlement of seven derivative lawsuits and one demand letter filed by shareholders of NU related to alleged mismanagement at Millstone. The settlement had been announced by the company in mid-1997. Under the agreement, insurers for certain of NU's present and former officers and trustees will pay NU $25 million less attorneys' fees, and NU has agreed to certain corporate governance enhancements. On February 2, 1998, approximately $18 million under the settlement was paid to NU. The judge has still not made a ruling regarding the amount of attorneys' fees to be deducted from the $25 settlement. The plaintiffs' counsel have requested fees of approximately $7.5 million. If and when the judge determines that less than approximately $7.5 million will be awarded as attorneys' fees, NU also will receive that amount.

8.    Shareholder Securities Class Actions

      Consolidated Federal Court Actions: Pursuant to a court order dated October 1, 1997, the six class actions separately filed against NU in 1996 were consolidated for pre-trial and trial purposes. The actions are based on various Federal securities law and common law theories alleging misrepresentations and omissions in public disclosures related to the System's nuclear situation.
These complaints represent classes of plaintiffs who purchased or otherwise acquired NU common stock during periods ranging from March 1994 to April 1996.

      State Court Actions: NU has been served with two separately filed class actions based on various state securities law and common law theories alleging misrepresentations and omissions in public disclosures related to the System's nuclear situation. These complaints represent classes of plaintiffs who purchased or otherwise acquired NU common stock during periods ranging from December 1993 to April 1996. Plaintiffs' counsel in both state actions agreed to stay the actions pending the outcome of the consolidated federal court actions described above.

      NU believes that all of these class actions are without merit and intends to vigorously defend in all such actions.

9.   Connecticut Municipal Electric Energy Cooperative (CMEEC) Dispute

      This matter involves a dispute with CMEEC over its obligations under its Millstone Units 1 & 2 contract with CL&P, under which CMEEC has a 3.49 percent life-of-unit interest in each of the units. Since October 1996, CMEEC has failed to make payment on its obligations of approximately $1.8 million per month, claiming that CL&P materially breached its contractual obligations. CMEEC has requested arbitration of the issues, which arbitration is currently ongoing. CL&P has denied the allegations and filed a petition on July 1, 1997 requesting the Connecticut Superior Court to order CMEEC to pay the outstanding obligations (about $25 million) and make continuing payments while the arbitration is proceeding. CL&P's petition was denied and CL&P has requested reargument and that the court vacate its order.

      On March 2, 1998, the parties executed a release and settlement agreement that, upon authorization by the FERC, will result in the termination of CMEEC's life-of-unit contractual interests in Millstone Units 1 and 2, and 26 other fossil or hydro generating units owned by CL&P. Under the agreement, CMEEC will pay CL&P, upon FERC approval of the settlement, the lump sum amount of $24 million and each party will provide to the other a release of any claims that relate to the contracts or to Millstone Units 1 and 2. The parties have agreed to request suspension of the arbitration and court proceedings pending FERC's authorization to cancel the rate schedules for the life-of-unit contracts.

10.   Millstone 3 - Joint Owner Litigation

      CL&P and WMECO, through NNECO as agent, operate Millstone 3, at cost and without profit, under a Sharing Agreement that obligates them to utilize good utility operating practices and requires the joint owners of the facility to share the risk of employee negligence and other risks of operation and maintenance pro-rata in accordance with their ownership shares. The Sharing Agreement also provides that CL&P and WMECO would only be liable for damages to the non-NU owners for a deliberate breach of the agreement pursuant to authorized corporate action.

     On August 7, 1997, the non-NU owners of Millstone 3 filed demands for arbitration with CL&P and WMECO as well as lawsuits in Massachusetts Superior Court against NU and its current and many of its former trustees. The non-NU owners raise a number of contract, tort and statutory claims, arising out of the operation of Millstone 3. The arbitrations and lawsuits seek to recover compensatory damages, punitive damages, treble damages and attorneys' fees. Owners representing approximately two-thirds of the non-NU interests in Millstone 3 have claimed compensatory damages in excess of $200 million. In addition, one of the lawsuits seeks to restrain NU from disposing of its shares of the stock of WMECO and Holyoke Water Power Company, pending the outcome of the lawsuit. The NU companies believe there is no legal basis for the claims and intend to defend against them vigorously. The parties are proceeding with the selection of an arbitrator to hear the claims against CL&P and WMECO. The defendants, including NU, in the three lawsuits have requested consolidation of those actions and have filed motions to dismiss the lawsuits or, in the alternative, to stay the court proceedings pending the outcome of the arbitrations.

11. Maine Yankee - Secondary Purchasers Dispute

      A number of municipalities and cooperatives (Secondary Purchasers) have notified the sponsors of MY, including CL&P, WMECO and PSNH, that they consider their purchase and payment obligations under their purchase agreements to have been terminated as a result of the August 6, 1997 decision by the MYAPC Board of Directors (MY Board) to retire the facility. Accordingly, these Secondary Purchasers have informed the sponsors that they will be making no further payments under the contracts for the period following the MY Board's decision. Through such contracts, the sponsors agreed to deliver a portion of the capacity and electrical output from the facility until the year 2003 in exchange for payment by the Secondary Purchasers of a pro rata share of the plant's costs and expenses. NU's subsidiaries' estimated exposure under these contracts is approximately $15 million to $20 million over the remaining term of these agreements.

     On November 28, 1997, the Secondary Purchasers filed a "Notice of Initiation of Arbitration" with the sponsors. On December 15, 1997, the sponsors filed a complaint at FERC against the Secondary Purchasers, asking FERC to (i) direct them to pay all amounts due plus interest; (ii) to declare that the Secondary Purchasers remain obligated to make payment through December 2002; and
(iii) to order a modification to the contracts that preserves the continuing obligations of the municipalities for decommissioning and other post-shutdown costs beyond 2002. On January 16, 1998, the Secondary Purchasers filed a Motion to Compel Arbitration in Maine State Court.

12.  NRC - Section 2.206 Petitions

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

      On December 26, 1996, the Acting Director of the Office of Nuclear Reactor Regulation issued a partial decision granting, in part, the petition. The decision, which is limited to the NRC staff's technical review of the issues raised by petitioners, concluded that the design of the spent fuel pool and related system at Millstone 1 was adequate, and that the full core offload practices at that unit, Millstone 3 and Seabrook were safe. The petitioners' assertions regarding Millstone 2 were not substantiated. The Director further concluded that the regulatory actions taken by the NRC to date regarding the three Millstone units, including the imposition of an Independent Corrective Action Verification Program prior to restart, were broader than the actions requested by petitioners and thus constituted a partial grant of petitioners' request. Issues of wrongdoing raised in the petition remain under consideration by the NRC staff, and will not be addressed until after the U.S. Attorney has concluded its investigation of the spent fuel pool issues and decided whether to commence criminal proceedings (See paragraph 13 below). By letter to the NRC dated July 9, 1997, the petitioner requested that the hearing on its petition be reconvened to submit additional information in support of the petition.

     Other 2.206 Petitions: The Citizens Awareness Network (CAN) filed a petition with the NRC under Section 2.206 of the NRC's regulations in November 1996 requesting that the NRC suspend or revoke the operating licenses for Millstone 1, 2, and 3 and CY. The petition also requested that the NRC take enforcement actions and make investigations based on numerous allegations. On September 12, 1997, the Director of Nuclear Reactor Regulation (Director) issued a partial decision granting certain aspects of the petition, denying other aspects and deferring other aspects of the petition pertaining to possible wrongdoing. The NRC responded to these requests by relying upon actions that have already been taken or actions that are currently under way. The NRC also denied petitioners' request that the Millstone restart decision be postponed until completion of pending investigations into alleged wrongdoing. However, the NRC decision indicated that the results of these investigations will be considered by the NRC as part of the restart deliberations.

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

     Another petition under Section 2.206 was filed with the NRC in March 1997 by a then NU employee with the NRC requesting various actions be taken with respect to the operating licenses for Millstone Units 1, 2 and 3 and CY. The NRC has advised the petitioner of receipt of the petition and indicated that the NRC Director's decision may be delayed as a result of ongoing investigations by the NRC Office of Investigations and NRC Office of Inspector General. On February 11, 1998, the Director of the Office of Nuclear Reactor Regulation issued a decision which denied the petitioners' requests in their entirety.

     On February 2, 1998, CAN filed a third Section 2.206 petition with the NRC pertaining to nuclear issues in Connecticut. This petition requests that the NRC revoke the operating licenses of Millstone Units 1, 2 and 3 as a result of the company's harassment and intimidation of the nuclear workforce for raising safety issues. CAN's petition was prompted by the public disclosure of an internal memorandum prepared by the Millstone Nuclear Oversight organization. CAN also requested that the NRC refer the matter to the U.S. Department of Justice for an investigation. The NRC has not yet responded to CAN's petition.

13. NRC Office of Investigations and U.S. Attorney Investigations and Related Matters

     The NRC's Office of Investigations (OI) has been examining various matters at Millstone and CY, including but not limited to procedural and technical compliance matters and employee concerns. One of these matters has been referred, and others may be referred, to the Office of the U.S. Attorney for the District of Connecticut (U.S. Attorney) for possible criminal prosecution. The referred matter concerns full core off-load procedures and related matters at Millstone. The U.S. Attorney is also reviewing possible criminal violations arising out of certain of NNECO's other activities at Millstone and CY, including the 1996 nuclear workforce reduction; its licensed operator training programs; and a matter involving health physics records.

     The U.S. Attorney, together with the U.S. EPA, is also investigating possible criminal violations of federal environmental laws at certain NU facilities, including Millstone and Devon. NU has been informed by the government that it is a target of the investigation, but that no one in senior management is either a target or a subject of their investigations.

     Management does not believe that any System company or officer has engaged in conduct that would warrant a federal criminal prosecution. NU intends to fully cooperate with the OI and the U.S. Attorney in their ongoing investigations.

14.  Connecticut Attorney General - Civil Lawsuit

     On November 17, 1997, the Connecticut Attorney General (Attorney General) initiated a civil lawsuit, on behalf of the Connecticut Department of Environmental Protection (CDEP), against NNECO and NUSCO for violations of the Millstone Station water discharge permit and Connecticut water discharge regulations. The seven count suit alleges in general that NNECO moved a sampling point for a discharge to an inappropriate location and treated and/or discharged certain waste waters without authorization. The Attorney General has stated publicly that he is seeking penalties over $1 million.

15. New Hampshire Office of Consumer Advocate (OCA) and the Campaign for Ratepayers Rights (CRR) Case

      On March 5, 1998, the New Hampshire Supreme Court (Court) denied two appeals of several NHPUC orders which approved special contracts between PSNH and five industrial customers. The appellants, OCA and CRR, complained that all of PSNH's special contracts were void and constituted a breach of the 1989 statute authorizing the NHPUC to approve the PSNH Rate Agreement. The Court found that approval of such special contracts did not violate the enabling statute, which only required the establishment of a fixed rate path under the PSNH Rate Agreement for tariff rates of general application. Since PSNH did not request any adjustment to other customers' rates as a result of the special contracts, the customers represented by OCA and CRR suffered no harm.

16.  Other Legal Proceedings

     The following sections of Item 1. "Business" discuss additional legal proceedings: See "Rates" for information about CL&P's rate and energy adjustment clause proceedings, various state restructuring proceedings and civil lawsuits related thereto and NHPUC proceedings involving PSNH's franchise rights; "Electric Operations--Transmission Access and FERC Regulatory Changes" for information about proceedings relating to power and transmission issues; "Electric Operations--Nuclear Generation" and "Electric Operations-Nuclear Plant Performance and Regulatory Oversight" for information related to nuclear plant performance, nuclear fuel enrichment pricing, high-level and low-level radioactive waste disposal, decommissioning matters and NRC regulation; "Other Regulatory and Environmental Matters" for information about proceedings involving surface water and air quality, toxic substances and hazardous waste, electric and magnetic fields, licensing of hydroelectric projects, and other matters.

 Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


          No Event that would be described in response to this item occurred with respect to NU, CL&P, PSNH, WMECO or NAEC.

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

      Year         Quarter          High            Low


      1997          First          $14 1/4      $  7 5/8
                    Second           9 7/8         7 3/4
                    Third           10 9/16        9
                    Fourth          13 15/16       9 1/2

      1996          First          $25 1/4        19
                    Second          20 1/4        11 7/8
                    Third           13 3/8        11 1/2
                    Fourth          13 1/2         9 1/2

      As of January 30, 1998, there were 98,923 common shareholders of record of NU. As of the same date, there were a total of 136,849,710 common shares issued, including 6,606,181 million unallocated ESOP shares held in the ESOP trust.

      NU declared and paid a quarterly dividend of $0.25 per share during the first quarter of 1997. On March 25, 1997, the NU Board of Trustees adopted a resolution suspending the quarterly dividends on NU's common shares, indefinitely. The declaration of future dividends may vary depending on capital requirements and income, as well as financial and other conditions existing at the time.

      Information with respect to dividend restrictions for NU and its subsidiaries is contained in Item 1. Business under the caption "Financing Program - Financing Limitations" and in Note (b) to the "Consolidated Statements of Common Shareholders' Equity" on page 27 of NU's 1997 Annual Report to Shareholders, which information is incorporated herein by reference.

      CL&P, PSNH, WMECO, and NAEC. The information required by this item is not applicable because the common stock of CL&P, PSNH, WMECO, and NAEC is held solely by NU.


Item 6.   Selected Financial Data

      NU. Reference is made to information under the heading "Selected Consolidated Financial Data" contained on page 52 of NU's 1997 Annual Report to Shareholders, which information is incorporated herein by reference.

      CL&P. Reference is made to information under the heading "Selected Financial Data" contained on page 54 of CL&P's 1997 Annual Report, which information is incorporated herein by reference.

      PSNH. Reference is made to information under the heading "Selected Financial Data" contained on pages 50 and 51 of PSNH's 1997 Annual Report, which information is incorporated herein by reference.

      WMECO. Reference is made to information under the heading "Selected Financial Data" contained on page 49 of WMECO's 1997 Annual Report, which information is incorporated herein by reference.

      NAEC. Reference is made to information under the heading "Selected Financial Data" contained on page 32 of NAEC's 1997 Annual Report, which information is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; and

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     NU. Reference is made to information under the heading "Management's Discussion and Analysis" contained on pages 12 through 21 in NU's 1997 Annual Report to Shareholders, which information is incorporated herein by reference.

     CL&P. Reference is made to information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 42 through 53 in CL&P's 1997 Annual Report, which information is incorporated herein by reference.

     PSNH.  Reference is made to information under the heading
"Management's Discussion and Analysis of Financial Condition and
Results of Operations" contained on pages 42 through 49 in PSNH's 1997 Annual Report, which information is incorporated herein by reference.

     WMECO. Reference is made to information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 39 through 48 in WMECO's 1997 Annual Report, which information is incorporated herein by reference.

     NAEC. Reference is made to information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 26 through 31 in NAEC's 1997 Annual Report, which information is incorporated herein by reference.


Item 8.   Financial Statements and Supplementary Data

      NU. Reference is made to information under the headings "Company Report," "Report of Independent Public Accountants," "Consolidated Statements of Income," "Consolidated Statements of Cash Flows," "Consolidated Statements of Income Taxes," "Consolidated Balance Sheets," "Consolidated Statements of Capitalization," "Consolidated Statements of Common Shareholders' Equity," "Notes to Consolidated Financial Statements," and "Consolidated Statements of Quarterly Financial Data" contained on pages 22 through 51 in NU's 1997 Annual Report to Shareholders, which information, which information is incorporated herein by reference.

      CL&P. Reference is made to information under the headings "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Cash Flows," "Consolidated Statements of Common Stockholder's Equity," "Notes to Consolidated Financial Statements," "Report of Independent Public Accountants," and "Statements of Quarterly Financial Data" contained on pages 2 through 41 and page 54 in CL&P's 1997 Annual Report, which information is incorporated herein by reference.

      PSNH. Reference is made to information under the headings "Balance Sheets," "Statements of Income," "Statements of Cash Flows," "Statements of Common Stockholder's Equity," "Notes to Financial Statements," "Report of Independent Public Accountants," and "Statements of Quarterly Financial Data" contained on pages 2 through 40 and page 52 in PSNH's 1997 Annual Report, which information is incorporated herein by reference.

     WMECO. Reference is made to information under the headings "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Cash Flows," "Consolidated Statements of Common Stockholder's Equity," "Notes to Consolidated Financial Statements," "Report of Independent Public Accountants," and "Statements of Quarterly Financial Data" contained on pages 2 through 38 and page 49 in WMECO's 1997 Annual Report, which information is incorporated herein by reference.

     NAEC. Reference is made to information under the headings "Balance Sheets,""Statements of Income," "Statements of Cash Flows," "Statements of Common Stockholder's Equity," "Notes to Financial Statements," "Report of Independent Public Accountants," and "Statements of Quarterly Financial Data" contained on pages 2 through 24 and page 32 in NAEC's 1997 Annual Report which information is incorporated herein by reference.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     No event that would be described in response to this item has occurred with respect to NU, CL&P, PSNH, WMECO, or NAEC.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrants

NU.
     In addition to the information provided below concerning the executive officers of NU, incorporated herein by reference is the information contained in the sections "Proxy Statement", "Committee Composition and Responsibility", "Common Stock Ownership of Certain Beneficial Owners", "Common Stock Ownership of Management", "Compensation of Trustees", "Executive Compensation", "Pension Benefits", and "Report on Executive Compensation" of the definitive proxy statement for solicitation of proxies by NU's Board of Trustees, dated March 31, 1998, which will be and filed with the Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 (the Act).

                                                     First               First
                              Positions             Elected             Elected
         Name                   Held               an Officer          a Trustee


John H. Forsgren              EVP, CFO             02/01/96               n/a
William T. Frain, Jr.         OTH                  02/01/94               n/a
Cheryl W. Grise               OTH                  06/01/91               n/a
Bruce D. Kenyon               P                    09/03/96               n/a
Hugh C. MacKenzie             P                    07/01/88               n/a
Michael G. Morris             CHB, P, CEO, T       08/19/97            08/19/97
Lisa J. Thibdaue              OTH                  01/01/98               n/a
Robert P. Wax                 SVP, SEC, GC         08/01/92               n/a


CL&P.
                                            First             First
                         Positions         Elected           Elected
         Name              Held           an Officer        a Director

John H. Forsgren        EVP, CFO, D        02/01/96          06/10/96
Cheryl W. Grise         SVP, CAO           06/01/91           Note 1
Bruce D. Kenyon         P, D               09/03/96          09/03/96
Hugh C. MacKenzie       P, D               07/01/88          06/06/90
Michael G. Morris       CH, D              08/19/97          08/19/97
Lisa J. Thibdaue        VP                 01/01/98            n/a
Robert P. Wax           SVP, SEC, GC       08/01/92            n/a



PSNH.
                                            First             First
                         Positions         Elected           Elected
         Name              Held           an Officer        a Director

John C. Collins          D                   n/a            10/19/92
John H. Forsgren         EVP, CFO, D      02/01/96          08/05/96
William T. Frain, Jr.    P, COO, D        03/18/71          02/01/94
Bruce D. Kenyon          P, D             09/03/96          11/24/97
Gerald Letendre          D                   n/a            10/19/92
Hugh C. MacKenzie        D                   n/a            02/01/94
Michael G. Morris        CH, CEO, D       08/19/97          08/19/97
Jane E. Newman           D                   n/a            10/19/92
Lisa J. Thibdaue         VP               01/01/98            n/a
Robert P. Wax            SVP, SEC, GC     08/01/92            n/a


WMECO.
                                            First             First
                         Positions         Elected           Elected
         Name              Held           an Officer        a Director


Robert G. Abair          VP, CAO          09/06/88           Note 1
John H. Forsgren         EVP, CFO, D      02/01/96          06/10/96
Cheryl W. Grise          SVP              06/01/91           Note 1
Bruce D. Kenyon          P, D             09/03/96          09/03/96
Hugh C. MacKenzie        P, D             07/01/88          06/06/90
Michael G. Morris        CH, D            08/19/97          08/19/97
Lisa J. Thibdaue         VP               01/01/98            n/a
Robert P. Wax            SVP, SEC, AC, GC 08/01/92            n/a


NAEC.
                                             First            First
                         Positions          Elected          Elected
         Name              Held            an Officer       a Director

Ted C. Feigenbaum        EVP, CNO          10/21/91          Note 1
John H. Forsgren         EVP, CFO, D       02/01/96         11/01/97
Cheryl W. Grise          SVP, CAO          10/21/91          Note 1
Bruce D. Kenyon          P, CEO, D         09/03/96         09/03/96
Michael G. Morris        CH, D             08/19/97         08/19/97
Robert P. Wax            SVP, SEC, GC      08/01/92           n/a


Note 1 - resigned as a Director, effective 11/01/97.

Key:
AC   -  Assistant Clerk                     EVP  -  Executive Vice President
CAO   -  Chief Administrative Officer       GC   -  General Counsel
CEO   -  Chief Executive Officer            OTH  -  Executive Officer of NU
                                                    system
CFO   -  Chief Financial Officer            P    -  President
CH    -  Chairman                           SEC  -  Secretary
CHB   -  Chairman of the Board              SVP  -  Senior Vice President
COO   -  Chief Operating Officer            T    -  Trustee
D     -  Director                           VP   -  Vice President




          Name           Age  Business Experience During Past 5 Years


Robert G. Abair (1)     59    Vice President and Chief Administrative
                              Officer of WMECO since 1988.

John C. Collins (2)     52    Chief Executive Officer, The Hitchcock
                              Clinic, Dartmouth - Hitchcock Medical Center since
                              1977.

Ted C. Feigenbaum (3)   47    Executive Vice President and Chief Nuclear Officer
                              of NAEC since February, 1996; previously Senior
                              Vice President of NAEC since 1991; Senior Vice
                              President and Chief Nuclear Officer of PSNH June,
                              1992 to August, 1992; President and Chief
                              Executive Officer - New Hampshire Yankee Division of PSNH October, 1990 to June, 1992 and Chief
                              Nuclear Production Officer of PSNH January, 1990 to June, 1992.

John H. Forsgren (4)    51    Executive Vice President and Chief Financial
                              Officer of NU, CL&P, PSNH, WMECO and NAEC since
                              February, 1996; previously Managing Director of
                              Chase Manhattan Bank from 1995 to 1996 and Senior
                              Vice President-Chief Financial Officer of Euro
                              Disney, The Walt Disney Company from 1990 to 1995.

William T. Frain, Jr.(5) 56   President and Chief Operating Officer of PSNH
                              since February, 1994; previously Senior Vice
                              President of PSNH from 1992 to 1994.


Cheryl W. Grise          45   Senior Vice President and Chief
                              Administrative Officer of CL&P, PSNH and NAEC, and
                              Senior Vice President of WMECO since December,
                              1995; previously Senior Vice President-Human
                              Resources and Administrative Services of CL&P,
                              WMECO and NAEC from 1994 to 1995 and Vice
                              President-Human Resources of CL&P, WMECO and NAEC from 1992 to 1994.

Bruce D. Kenyon (6)      55   President and Chief Executive Officer of NAEC
                              and President-Nuclear Group of NU, CL&P, PSNH and
                              WMECO since September, 1996; previously President and Chief Operating Officer of South Carolina
                              Electric and Gas Company from 1990 to 1996.

Gerald Letendre          56   President, Diamond Casting & Machine Co.,
                              Inc. since 1972.

Hugh C. MacKenzie (7)    55   President-Retail Business Group of NU since
                              February, 1996 and President of CL&P and WMECO since January, 1994; previously Senior Vice
                              President-Customer Service Operations of CL&P and
                              WMECO from 1990 to 1994.

Michael G. Morris (8)    51   Chairman of the Board, President and Chief
                              Executive Officer of NU, Chairman and Chief
                              Executive Officer of PSNH, and Chairman of CL&P,
                              NAEC and WMECO since August, 1997; previously
                              President and Chief Executive Officer of Consumers
                              Power Company from 1994 to 1997 and Executive Vice
                              President and Chief Operating Officer of Consumers
                              Power Company from 1992 to 1994.

Jane E. Newman (9)       52   Dean, Whittemore School of Business and
                              Economics of the University of New Hampshire since
                              January, 1998; previously Executive Vice President and Director, Exeter Trust Company from 1995 to
                              1997 and President, Coastal Broadcasting
                              Corporation from 1992 to 1995.

Lisa J. Thibdaue         44   Vice President-Rates, Regulatory Affairs and
                              Compliance of CL&P, PSNH and WMECO since January,
                              1998; previously Executive Director, Rates and
                              Regulatory Affairs, Consumers Power  Company from
                              1996 to 1998 and Director of Regulatory Affairs,
                              Consumers Power Company from 1991 to 1996.

Robert P. Wax  (10)      49   Senior Vice President, Secretary and General
                              Counsel of NU, CL&P, PSNH, NAEC and WMECO since
                              February, 1997.  Previously Vice President,
                              Secretary and General Counsel of PSNH and NAEC from 1994 to 1997; Vice President, Secretary and
                              General Counsel of NU and CL&P and Vice President,
                              Secretary, Assistant Clerk and General Counsel of
                              WMECO from 1993 to 1997; Vice President, Assistant
                              Secretary and General Counsel of PSNH and NAEC from 1993 to 1994; and Vice President and General
                              Counsel-Regulatory of NU, CL&P, PSNH, WMECO and
                              NAEC from 1992 to 1993.

(1)  Member-Advisory Committee, BankBoston Springfield/Pioneer Valley.
(2) Director of Fleet Bank - New Hampshire, Hamden Assurance Company Limited and the Business and Industry Association of New Hampshire.
(3) Director of Connecticut Yankee Atomic Power Company, Maine Yankee Atomic Power Company, Vermont Yankee Nuclear Power Corporation, and Yankee Atomic Electric Company.
(4)  Director of Connecticut Yankee Atomic Power Company.
(5) Director of the Business and Industry Association of New Hampshire and the Greater Manchester Chamber of Commerce; Trustee of Saint Anselm College.
(6) Trustee of Columbia College and Director of Connecticut Yankee Atomic Power Company.
(7)  Director of Connecticut Yankee Atomic Power Company.
(8)  Director of Connecticut Yankee Atomic Power Company.
(9) Director of Exeter Trust Company, Perini Corporation and Consumers Water Company.
(10) Director of New England Legal Foundation.

     There are no family relationships between any director or executive officer and any other director or executive officer of NU, CL&P, PSNH, WMECO or NAEC.


Item 11.  Executive Compensation

NU.

     Incorporated herein by reference is the information contained in the sections "Executive Compensation", "Summary Compensation Table", "Option/SAR Grants in Last Fiscal Year", "Pension Benefits", and "Report on Executive Compensation" of the definitive proxy statement for solicitation of proxies by NU, dated March 31, 1998, which will be filed with the Commission pursuant to Rule 14a-6 under the Act.




CL&P, PSNH, WMECO and NAEC              SUMMARY COMPENSATION TABLE

      The following table presents the cash and non-cash compensation received by the Chief Executive Officer and the next four highest paid executive officers of CL&P, PSNH, WMECO and NAEC, and by a former Chief Executive Officer and one former executive officer, in accordance with rules of the Securities and Exchange Commission (SEC): The compensation reported for 1997 includes grants of restricted stock units and stock appreciation rights under the Stock Price Recovery Incentive Program, which for these officers took the place of participation in short and long-term incentive programs under the Executive Incentive Plan in 1996, 1997 and 1998, as discussed under "Report on Executive Compensation" below. The "Securities Underlying Options/Stock Appreciation Rights" column in the Summary Compensation table below lists the Northeast Utilities common shares for which options and stock appreciation rights were granted; the value of the options and stock appreciation rights as of the date of grant is given in the last column of the "Option/SAR Grants in Last Fiscal Year" table below.


                           Annual Compensation                          Long Term Compensation
                                                                        Awards                   Payouts
                                                                                   Securities
                                                            Other      Restrict-   Underlying    Long Term       All
                                                            Annual      ed Stock    Options/     Incentive      Other
                                                           Compensa-    Award(s)    Stock        Program       Compen-
     Name and                      Salary                   tion($)       ($)     Appreciation   Payouts       sation($)
Principal Position         Year    ($)         Bonus($)    (Note 1)     (Note 2)    Rights (#)       ($)       (Note 3)

Michael G. Morris          1997    258,333     1,350,000      -           -        500,000           -            -
Chairman of the
Board, President           1996       -            -          -           -           -              -            -
and Chief Executive
Officer                    1995       -            -          -           -           -              -            -


Bruce D. Kenyon            1997    500,000       300,000      -        306,522     139,745           -            -
President -
Nuclear Group              1996    144,231       400,000      -        499,762        -              -            -

                           1995       -            -          -           -           -              -            -


John H. Forsgren           1997    350,000        50,000      -        378,787     184,382           -            -
Executive Vice
President and              1996    305,577         -       62,390       80,380        -              -            -
Chief Financial
Officer                    1995       -            -          -           -           -              -            -


Hugh C. MacKenzie          1997    270,000         -          -        189,778     142,549         26,998        4,800
President - Retail
Business Group             1996    264,904         -          -           -           -            19,834        7,500

                           1995    247,665       128,841      -           -           -            46,789        7,350



Robert P. Wax              1997    207,660         -          -        129,775      97,499          6,075        4,800
Senior Vice
President,                 1996    193,650         -          -           -          -              9,859        5,809
Secretary and
General Counsel            1995    183,427        96,225      -           -          -             17,147        5,503


Bernard M. Fox             1997    447,165         -          -           -        226,106         68,777      880,916
Retired Chairman of
the Board, President       1996    551,300         -          -           -          -             65,420        7,500
and Chief Executive
Officer                    1995    551,300       246,168      -           -          -            130,165        7,350


Ted C. Feigenbaum          1997    260,000         -          -           -          -             21,498        4,800
Executive Vice
President and              1996    248,858         -          -           -          -             14,770        7,222
Chief Nuclear
Officer of NAEC            1995    185,300         -          -           -          -               -           5,553


                                   Option/SAR Grants in Last Fiscal Year

                                         Individual Grants               Grant Date Value

Name                Number of      % of Total     Exercise   Expiration    Grant Date
                    Securities     Options/SARs     or          Date        Present
                    Underlying     Granted to     Base Price                Value($)
                    Options/SARS   Employees in    ($/sh)
                    Granted (#)    Fiscal Year

Michael G. Morris   500,000 (Note 4)    34.9%      9.625    8/20/2007    840,744 (Note 4)

Bruce D. Kenyon     41,236 (Note 5)      2.9%     13.125    12/31/2001    71,751 (Note 5)
                    98,509 (Note 6)      6.9%       9.75    12/31/2001    66,986 (Note 6)

John H. Forsgren    54,408 (Note 5)      3.8%     13.125    12/31/2001    94,670 (Note 5)
                    129,974 (Note 6)     9.1%       9.75    12/31/2001    88,382 (Note 6)

Hugh C. MacKenzie   42,063 (Note 5)      2.9%     13.125    12/31/2001    73,190 (Note 5)
                    100,486 (Note 6)     7.0%       9.75    12/31/2001    68,330 (Note 6)

Robert P. Wax       28,764 (Note 5)      2.0%     13.125    12/31/2001    50,049 (Note 5)
                    68,735 (Note 6)      4.8%       9.75    12/31/2001    46,740 (Note 6)

Bernard M. Fox      226,106 (Note 5)     15.8%    13.125    12/31/2001   393,424 (Note 5)

Ted C. Feigenbaum         -               N/A       N/A         N/A         N/A



Notes to Summary Compensation and Option/SAR Grants Tables:


1. Other annual compensation for Mr. Forsgren consists of tax payments on a restricted stock award.

2. The aggregate restricted stock holdings by the seven individuals named in the table were, at December 31, 1997, 131,993 shares with a value of $1,559,169. Awards shown for 1997 (except for additional awards made for Messrs. Kenyon and Forsgren - see below) were restricted stock unit grants under the Stock Price Recovery Incentive Program made on January 1, 1997. The number of units in each grant will be adjusted on December 31, 1998 to reflect the relative performance of Northeast Utilities common shares between December 31, 1996 and December 31, 1998 versus the performance of the Standard and Poor's Electric Company Index during the same period. The adjusted units will vest on January 4, 1999 if the recipient is still actively employed as a senior officer of the System (subject to earlier vesting upon death, disability or retirement). Mr. Kenyon also received 12,200 restricted stock units on July 8, 1997, with a value at date of grant of $120,475, which will vest, as will the restricted shares granted to him in 1996, when Millstone Station is removed from the NRC's "watch list", provided that this occurs within three years of Mr. Kenyon's commencement of employment (September 3, 1996) and the Systematic Assessment of Licensee Performance and Institute of Nuclear Power Operations ratings of Seabrook Station have not materially changed from their 1996 levels, or, if earlier, when he is transferred to a new position within the System or with an affiliate, as defined. Mr. Forsgren also received 13,500 restricted stock units on July 8, 1997, with a value at grant of $133,313, which will vest, as will the restricted stock granted to him in 1996, on January 1, 1999. Any dividends paid on restricted stock and units are reinvested into additional restricted stock and units, respectively, subject to the same vesting schedule.

3. "All Other Compensation" consists of employer matching contributions under the Northeast Utilities Service Company 401(k) Plan, generally available to all eligible employees. It also includes, in the case of Mr. Fox, who retired from the System in 1997, a payment of $166,667 as a contractor to the System in 1997, a payment of $82,000 which had been withheld from Mr. Fox's 1995 annual bonus, $389,866, which is the approximate value at the date of his retirement of that portion of Mr. Fox's retirement benefit in excess of what would be payable under the System's retirement plans, and a payment of $237,583 for payment of taxes on an annuity that provides a portion of such retirement benefit. See Employment Contracts and Termination of Employment Arrangements, below.

4. Mr. Morris received upon the commencement of his employment options to purchase 500,000 NU common shares at a price of $9.625 commencing August 20, 1999 (250,000 shares), August 20, 2000 (125,000 shares) and August 20,
     2001 (125,000 shares). The options expire August 20, 2007 or, if earlier, three years after termination of his employment. Valued using the Black-Scholes option pricing model, with the following assumptions: Volatility:
     31.89 percent (36 months of monthly data); Risk-free rate: 6.41 percent; Dividend yield: 7.42 percent (36 months of monthly data); Exercise price:
     $9.625; Grant price: $9.625; Option term: 10 years; Exercise date: August 20, 2007.

5. These SARs were granted on January 1, 1997 under the Stock Price Recovery Incentive Program. The total number of SARs in this grant will be adjusted on December 31, 1998 to reflect the relative performance of NU common shares between December 31, 1996 and December 31, 1998 versus the performance of the Standard and Poor's Electric Companies Index during the
     same period.   This adjustment factor is assumed to be one for purposes of valuation for this table. Valued using the Black-Scholes option pricing model, with the following assumptions: Volatility: 25.63 percent (36 months of monthly data); Risk-free rate: 6.17 percent, Dividend yield: 7.95 percent (36 months of monthly data); Exercise date: December 31, 2001.

6. These SARs were granted on August 12, 1997 under the Stock Price Recovery Incentive Program. Their value may not exceed $3.375 per SAR, which is the value they would have if the price of a Northeast Utilities common share on the date of exercise were $13.125 or higher. Valued using the Black-Scholes option pricing model, assuming that the value limitation described in the preceding sentence acts as a stock appreciation right written by the recipient of the actual SARs to the Company, with a base price equal to $13.125, but with other characteristics equivalent to the actual SARs, with the following assumptions: Volatility: 31.89 percent (36 months of monthly data); Risk-free rate: 6.22 percent; Dividend yield: 7.42 percent (36 months of monthly data); Exercise date: December 31, 2001.


                        REPORT ON EXECUTIVE COMPENSATION

      The Compensation Committee of the Board of Trustees (the Committee) is the administrator of executive compensation for the executives of the Northeast Utilities system (the Company) with authority to establish and interpret the terms of the Company's executive salary and incentive programs and to make payment of awards.

      Compensation Strategy: The Committee's executive compensation goals for 1997 were to continue to provide a competitive compensation package to enable the Company to attract and retain key executives both during this critical period and with an eye towards the future, and to further align executive interests with those of Northeast Utilities' shareholders and with Company performance. The 1997 compensation of the Company's executives included base salary and long-term incentive awards. No annual incentive awards were paid in 1997.

      To achieve the compensation goal of providing a competitive package, the Committee draws upon information from a variety of sources, including compensation consultants, utility and general industry surveys, and other publicly available information, including proxy statements. In 1997, the Company's comparison groups for purposes of executive compensation consisted of a consultant's database of over 600 companies from a broad variety of industries, a consultant's database of over 90 electric and combination electric and gas utilities, and a smaller group of ten electric utilities whose operating characteristics were substantially similar to those of the Company in terms of generation mix, revenues and customer size. Nine of the ten companies are included in the Standard & Poor's (S&P) Electric Companies Index, which is the index used in the "Share Performance Chart" shown in the NU Proxy Statement.

      Base Salary: The target level for the base salary of each executive reflects the median base salary level for that position within the market comparison groups. The Committee periodically adjusts the level of base salary to reflect considerations such as changes in responsibility, market sensitivity, individual performance and internal equity. The Committee sets base salary ranges for all executive officers and sets the annual base salary for each executive officer except for the Chief Executive Officer (CEO), whose base salary is set by the Board of Trustees following a recommendation by the Committee. During 1997, there were no changes in the base salary structure over 1996. Because 1997 base salary levels were generally within targeted pay levels of the comparison group, only one executive officer received a 1997 base salary adjustment.

      Incentive Pay: Consistent with its goal to recognize the importance of retaining key executive talent and to help assure the officers' continuing dedication to their duties to the Company and its shareholders, during 1997 the Committee established for officers not participating in the Stock Price Recovery Incentive Program, as described below, a one-year short-term incentive program and a three-year long-term incentive program. The programs calculate payouts based on actual performance against target goals with respect to either total shareholder return or Company division measures. Each measure has a threshold performance level (below which no amount is awarded) and an upper limit (which will yield the maximum payout of twice the target amount). The performance measures for the 1997 short-term incentive program were division-specific functional and financial performance. The corporate performance measure for the 1997-1999 long-term incentive program was total shareholder return over the three-year period. The total shareholder return goal will be met at target if the total return on a Northeast Utilities common share for the performance period exceeds the return on the S&P Electric Companies Index for the same period by thirty-three percent. Awards under the 1997 short-term program, if any, are expected to be made in cash in the first quarter of 1998, and awards under the 1997-1999 long-term program are expected to be made in Northeast Utilities common shares in the first quarter of 2000.

      For 1997, target awards for participants in the short-term program ranged from 25 percent to 30 percent, and for participants in the long-term program from 15 percent to 25 percent of the going rate for their positions. Awards under the short-term program can vary from those determined solely by corporate performance, depending on individual achievement of a set of assigned goals established for the performance year. These assigned goals vary as appropriate from officer to officer and include, among other things, employee safety; service reliability; nuclear operations; economic development; operating, maintenance and capital expenditure levels; environmental initiatives; and generating unit capacity and availability.

      During 1996, the Committee determined that establishing a special Stock Price Recovery Incentive Program for eight senior officers was in the best interest of the Company and its shareholders. The purpose of this program is to focus key senior officers on achieving fundamental business goals relative to the challenges of nuclear operations and industry restructuring, with a net effect of advancing shareholder interests through share price recovery. In connection with the commencement of this incentive program, the Committee terminated the participation of these officers in the 1996 short-term program and the 1996-1998 long-term program and resolved that these officers would not participate in the 1997 or 1998 short-term or the 1997-1999 and 1998-2000 long-term incentive programs. Awards under the Stock Price Recovery Incentive Program will be based solely on appreciation of the price of Northeast Utilities common shares between December 31, 1996 and December 31, 1998 against a targeted share price goal, indexed to reflect the relative performance of a Northeast Utilities common share compared to the performance of the S&P Electric Companies Index during the same period. The target award of each participant is equal to the value of the 1996, 1997, and 1998 short-term and long-term incentive programs at target, assuming that there had been no changes in the 1997 and 1998 program target payout opportunities for these executives. There are no individual performance goals in the program. Awards under the program are made in restricted stock units and stock appreciation rights (SARs). The SARs are exercisable from January 1, 1999 through December 31, 2001. During 1997, the Committee granted additional SARs to the participants in the Stock Price Recovery Incentive Program as a further retention device.

      Also during 1997, the Committee made awards under the 1994-1996 long-term incentive program. Awards, in Northeast Utilities common shares, were based on the Company's relative ranking against a group of electric utilities with respect to shareholder return and cost of service (COS). Achievement of goals was less than target and resulted in awards that were 60.5 percent of target.

      CEO Pay: The Committee did not increase Mr. Fox's base salary in 1997 because of Company performance. During 1997, Mr. Fox announced his intention to take early retirement from the Company. Mr. Fox retired on September 1, 1997.
The terms of Mr. Fox's retirement arrangements are described below.   Following
an executive search, the Company hired Mr. Morris as its Chairman of the Board, President and Chief Executive Officer, effective August 19, 1997. Mr. Morris's base salary was set at $750,000, which was determined to be market competitive. The Company paid Mr. Morris a sign-on bonus of $1.35 million, reflecting in large part his loss of stock options from his previous employer.

      CEO Long-Term Incentive Programs: During 1997, Mr. Fox was awarded 8,465 Northeast Utilities common shares in conformance with the provisions of the 1994-1996 long-term incentive program whose payouts were based on the Company's performance under COS and shareholder return measures as described above. Mr. Morris received, upon his employment with the Company, nonqualified stock options to purchase 500,000 NU common shares at $9.625 per share, expiring in 2007, which become exercisable in 1999 (50 percent), 2000 (25 percent), and 2001 (25 percent).

      New Compensation Plans: During 1997, the Committee met with its compensation consultants to begin the process of restructuring compensation plans to more closely align them with the changing electric utility industry. The new Incentive Plan was approved by the Board in January, 1998, subject to shareholder and SEC approval. This plan is further described [under "Approval of Incentive Plan" in the NU proxy statement]. The Board has approved two other new compensation plans. The first is a Deferred Compensation Plan under the terms of which all officers and certain other key employees of the Company may defer all or some portion of their compensation and, to the extent they are prevented by federal tax rules from taking full advantage of the Company's 401(k) Plan, receive a matching contribution (which is also deferred and will be payable on distribution in the form of Northeast Utilities common shares) in an amount equal to the employer matching contribution forgone under the 401(k) Plan because of the application of the federal tax rules. The second is an Employee Share Purchase Plan, also subject to shareholder and SEC approval, under which the Company may make available to eligible employees the opportunity to purchase Northeast Utilities common shares at a discount from time to time. The Employee Share Purchase Plan is further described [under "Approval of Employee Share Purchase Plan" in the Northeast Utilities proxy statement]. The Committee believes that these new plans serve the best interests of shareholders by further aligning employees' interests with those of shareholders.

      The Committee intends that the new Incentive Plan will adequately respond to issues raised by the deductibility cap placed on executive salaries by
Section 162(m) of the Internal Revenue Code because of its use of stock options and qualified performance-based compensation as described [under "Approval of Incentive Plan in the NU proxy statement"]. The Committee believes that the Company's executive compensation programs continue to appropriately balance shareholder and customer interests.


Respectfully submitted,

Robert E. Patricelli, Chairman
William J. Pape II, Vice Chairman
Cotton Mather Cleveland
John F. Curley
Elizabeth T. Kennan


Dated: January 13, 1998


PENSION BENEFITS
      The following table shows the estimated annual retirement benefits payable to an executive officer of the registrants upon retirement, assuming that retirement occurs at age 65 and that the officer is at that time not only eligible for a pension benefit under the NU Service Company Retirement Plan (the Retirement Plan) but also eligible for the make-whole benefit and the target benefit under the Supplemental Executive Retirement Plan for Officers of Northeast Utilities System Companies (the Supplemental Plan). The Supplemental Plan is a non-qualified pension plan providing supplemental retirement income to system officers. The make-whole benefit under the Supplemental Plan, available to all officers, makes up for benefits lost through application of certain tax code limitations on the benefits that may be provided under the Retirement Plan, and includes as "compensation" awards under the Executive Incentive Compensation Program and the Executive Incentive Plan and deferred compensation (as earned). The target benefit further supplements these benefits and is available to officers at the Senior Vice President level and higher who are selected by the NU Board of Trustees to participate in the target benefit and who remain in the employ of NU companies until at least age 60 (unless the Board of Trustees sets an earlier age).

      Each of the executive officers of NU named in the Summary Compensation Table above is currently eligible for a target benefit, except Messrs. Morris and Kenyon, whose Employment Agreements provide specially calculated retirement benefits, based on their previous arrangements with CMS Energy/Consumers Energy Company (CMS) and South Carolina Electric and Gas, respectively. Mr. Morris's agreement provides that upon retirement after reaching the fifth anniversary of his employment date with the System (or upon disability or termination without cause or following a change in control, as defined, of NU) he will be entitled to receive a special retirement benefit calculated by applying the benefit formula of the CMS Supplemental Executive Retirement Plan to all compensation earned from the System and to all service rendered to the System and CMS. If Mr. Kenyon retires with at least three years but less than five years of service with the System, he will be deemed to have five years of service.
In addition, if Mr. Kenyon retires with at least three years of service with the System, he will receive a lump sum payment of $500,000.

      The benefits presented below are based on a straight life annuity beginning at age 65 and do not take into account any reduction for joint and survivorship annuity payments.

                            ANNUAL TARGET BENEFIT

Final Average             Years of Credited Service
Compensation

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


      Final average compensation for purposes of calculating the target benefit is the highest average annual compensation of the participant during any 36 consecutive months compensation was earned. Compensation taken into account under the target benefit described above includes salary, bonus, restricted stock awards, and long-term incentive payouts shown in the Summary Compensation Table, but does not include employer matching contributions under the 401k Plan. In the event that an officer's employment terminates because of disability, the retirement benefits shown above would be offset by the amount of any disability benefits payable to the recipient that are attributable to contributions made by NU and its subsidiaries under long term disability plans and policies.

      As of December 31, 1997, the five current executive officers named in the Summary Compensation Table had the following years of credited service for purposes of calculating target benefits under the Supplemental Plan (or in the case of Messrs. Morris and Kenyon, for purposes of calculating the special retirement benefits under their respective Employment Agreements): Mr. Morris - 9, Mr. Kenyon - 1, Mr. Forsgren - 1, Mr. MacKenzie - 32, and Mr. Wax - 18. Assuming that retirement were to occur at age 65 for these officers, retirement would occur with 23, 11, 15, 41 and 34 years of credited service, respectively.


EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

Officer Agreements

     NUSCO (or, in the case of Mr. Morris, NU) has entered into employment agreements (the Officer Agreements) with each of the named executive officers and certain other executive officers and subsidiary directors. The Officer Agreements are also binding on NU and on each majority-owned subsidiary of NU.

     Each Officer Agreement obligates the officer to perform such duties as may be directed by the NUSCO Board of Directors or the NU Board of Trustees, protect the System's confidential information, and refrain, while employed by the System and for a period of time thereafter, from competing with the System in a specified geographic area. Each Officer Agreement provides that the officer's base salary will not be reduced below certain levels without the consent of the officer, that the officer will participate in specified benefits under the Supplemental Executive Retirement Plan or other supplemental retirement programs (see Pension Benefits, above), in applicable executive incentive programs (see Report on Executive Compensation, above), and, beginning on January 1, 1999 (January 1, 1998 for Mr. Morris's participation in short-term programs), if the employment term has not ended, in each short-term and long-term incentive compensation program established by the System for such executives generally, at an incentive opportunity level not less than that in effect for the officer as of January 1, 1996 (or January 1, 1997 for certain officers, and, for Mr. Morris, with minimum short-term and long-term target levels of 80 percent and 60 percent, respectively, of base salary and maximum opportunities of 130 percent and 120 percent, respectively, of base salary).

     Each Officer Agreement provides for a specified employment term and for automatic one-year extensions of the employment term unless at least six months' notice of non-renewal is given by either party. The employment term may also be ended by the System for "cause", as defined, at any time (in which case no supplemental retirement benefit, if any, shall be due), or by the officer on thirty days' prior written notice for any reason. Absent "cause", the System may remove the officer from his or her position on sixty days' prior written notice, but in the event the officer is so removed and signs a release of all claims against the System, the officer will receive one or two years' base salary and annual incentive payments, specified employee welfare and pension benefits, and vesting of stock appreciation rights, options and restricted stock.

     Under the terms of an Officer Agreement, upon any termination of employment of the officer within two years following a change of control, as defined, if the officer signs a release of all claims against the Company the officer will be entitled to certain payments including two or three times annual base salary (or in the case of Mr. Morris, if greater, the product of annual base salary times one less than the number of years remaining in the initial five-year term of his employment agreement), annual incentive payments, specified employee welfare and pension benefits, and vesting of stock appreciation rights, options and restricted stock. Certain of the change of control provisions may be modified by the Board of Trustees prior to a change of control, on at least two years' notice to the affected officer(s).

     Besides the terms described above, Mr. Forsgren's Officer Agreement provides for a starting salary of $350,000 per year and a $100,000 restricted stock grant. Mr. Kenyon's Officer Agreement provides for an initial starting salary at $500,000 per year, a $500,000 restricted stock grant and a $400,000 cash signing bonus. Mr. Kenyon's Officer Agreement also provides for a special retirement benefit and a special short term incentive compensation program in lieu of a portion of the Stock Price Recovery Incentive Program. Under this incentive program Mr. Kenyon will be eligible to receive a payment up to 100 percent of base salary depending on his fulfillment of certain incentive goals for each of the years ending August 31, 1997 and August 31, 1998, and for the 16 month period ending December 31, 1999. Mr. Kenyon received a payment of $300,000, or 60 percent of his base salary, under this program during 1997. Mr. Morris's Officer Agreement provides for an initial five-year term base salary of $750,000 per year subject to annual review, a $1,350,000 cash signing bonus, a grant of stock options, and a special retirement benefit. See Summary Compensation Table and Pension Benefits, above, for further description of these provisions.

Retention Bonuses

     During July, 1997, the Compensation Committee agreed to pay Messrs. Forsgren and MacKenzie cash retention bonuses of $100,000 each, payable in July, 1998 and December, 1998, respectively.


Transition and Retirement Agreement

     In February, 1997, NU entered into a Transition and Retirement Agreement (the Transition Agreement) with Mr. Fox, and Mr. Fox subsequently retired on September 1, 1997. The Transition Agreement obligates Mr. Fox to maintain the confidentiality of System information during his employment and following his retirement, and not to compete with the System for certain periods of time in specified geographic areas.

     The Transition Agreement provides that Mr. Fox will be engaged as a consultant to the Board of Trustees for 24 months following his retirement, with a fee of $500,000 for the first 12 months and $300,000 for the second 12 months, payable in full notwithstanding Mr. Fox's death or disability during such period or the occurrence of a change of control, as defined. The Transition Agreement also provides that Mr. Fox will be entitled to a target benefit under the Supplemental Executive Retirement Plan (actuarially reduced to reflect payments beginning prior to age 57), and for vesting of all stock appreciation rights granted to him in the Stock Price Recovery Incentive Program. Further, Mr. Fox signed a release of claims against the System "and all related parties" with respect to matters arising out of his employment with the System, and the System released Mr. Fox from all civil liability which may arise from his being or having been a Trustee or officer of NU and its subsidiaries, except for any liability which has been or may be asserted against Mr. Fox by the System as the result of an investigation conducted upon the demand of a shareholder or by a shareholder on behalf of the System. The Transition Agreement is binding on each active majority-owned subsidiary of NU.

     The descriptions of the various agreements set forth above are for purpose of disclosure in accordance with the proxy and other disclosure rules of the SEC and shall not be controlling on any party; the actual terms of the agreements themselves determine the rights and obligations of the parties.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

NU.

     Incorporated herein by reference is the information contained in the sections "Common Stock Ownership of Certain Beneficial Owners", "Common Stock Ownership of Management", "Compensation of Trustees", "Executive Compensation", "Pension Benefits", and "Report on Executive Compensation" of the definitive proxy statement for solicitation of proxies by NU, dated March 31, 1998 which will be filed with the Commission pursuant to Rule 14a-6 under the Act.




CL&P, PSNH, WMECO and NAEC.

     NU owns 100% of the outstanding common stock of registrants CL&P, PSNH, WMECO and NAEC. As of February 24, 1998, the Directors and Executive Officers of CL&P, PSNH, WMECO and NAEC beneficially owned the number of shares of each class of equity securities of NU listed below. No equity securities of CL&P, PSNH, WMECO or NAEC are owned by the Directors and Executive Officers of CL&P, PSNH, WMECO and NAEC.

          CL&P, PSNH, WMECO, and NAEC DIRECTORS AND EXECUTIVE OFFICERS


Title of                                              Restricted   Percent
Class                           Directly  Restricted    Stock        of
               Name              Owned(1)  Stock (2)   Units(3)   Class(4)

NU Common   John C. Collins(5)         0
NU Common   Ted C. Feigenbaum (6)  3,558
NU Common   John H. Forsgren(7)        0       5,577     32,816
NU Common   Bruce D. Kenyon(8)     3,373      41,615     26,840
NU Common   Gerald Letendre(5)         0
NU Common   Hugh C. MacKenzie(9)  12,573                 14,933
NU Common   Michael G. Morris(10)  1,000
NU Common   Jane E. Newman(5)          0
NU Common   Robert P. Wax(11)      4,746                 10,212

Amount beneficially owned by Directors and Executive Officers as a group:

                                   Directly  Restricted       Restricted Stock
Company       Number of Persons     Owned(1)    Stock(2)         Units (3)

CL&P                 7              27,958        47,192         94,173
PSNH                10              27,958        47,192         84,801
WMECO                7              27,958        47,192         94,173
NAEC                 7              18,944        47,192         79,240

(1) Unless otherwise noted, each Director and Executive Officer of CL&P, PSNH, WMECO and NAEC has sole voting and investment power with respect to the listed shares.

(2) The beneficial owner has the right to vote but no right to dispose of restricted stock until the restrictions have lapsed.

(3) The beneficial owner has no right to vote or dispose of restricted stock units until the restrictions have lapsed.

(4) As of February 24, 1998 there were 136,857,443 common shares of NU outstanding. The percentage of such shares beneficially owned by any Director or Executive Officer, and by all Directors and Executive Officers of CL&P, PSNH, WMECO and NAEC as a group, does not exceed one percent.

(5)     Messrs. Collins, Letendre and Ms. Newman are Directors of PSNH.

(6)     Mr. Feigenbaum is a former Director and Executive Officer of NAEC.

(7) Mr. Forsgren is a Director and Executive Officer of CL&P, WMECO, PSNH and NAEC.

(8)     Mr. Kenyon is a Director and Executive Officer of CL&P, PSNH, NAEC and
        WMECO.

(9) Mr. MacKenzie is a Director of CL&P, PSNH and WMECO and an Executive Officer of CL&P and WMECO. Mr. MacKenzie shares voting and investment power with his wife for 1,584 of these shares.

(10) Mr. Morris is a Director and Executive Officer of CL&P, PSNH, WMECO and NAEC. Mr. Morris shares voting and investment power with his wife for these shares.

(11)    Mr. Wax is an Executive Officer of CL&P, PSNH, WMECO and NAEC.


Item 13.  Certain Relationships and Related Transactions

NU.

     Incorporated herein by reference is the information contained in the section "Certain Relationships and Related Transactions" of the definitive proxy statement for solicitation of proxies by NU's Board of Trustees, dated March 31, 1998, which will be filed with the Commission pursuant to Rule 14a-6 under the Act.

CL&P, PSNH, WMECO and NAEC.

     No relationships or transactions that would be described in response to this item exist now or existed during 1997 with respect to CL&P, PSNH, WMECO and NAEC.


Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K.

(a)  1.   Financial Statements:

          The Report of Independent Public Accountants and financial statements of NU, CL&P, PSNH, WMECO and NAEC are hereby incorporated by reference and made a part of this report (see "Item 8. Financial Statements and Supplementary Data").

          Report of Independent Public Accountants
          on Schedules                                                      S-1

          Consent of Independent Public Accountants                         S-3

       2. Schedules:

          Financial Statement Schedules for NU (Parent),
          NU and Subsidiaries, CL&P and Subsidiaries,
          PSNH and WMECO and Subsidiary are listed in
          the Index to Financial Statements Schedules                       S-4

       3. Exhibits Index                                                    E-1

(b)       Reports on Form 8-K:

          NU, CL&P, PSNH, WMECO and NAEC filed Form 8-Ks dated November 24, 1997 with the SEC on November 26, 1997. This 8-K filing disclosed that:

          . New Hampshire Electric Cooperative, Inc., made an unsolicited offer to purchase PSNH's transmission and distribution facilities, as well as PSNH's claims for recovery of stranded costs for $1.4 billion.

          . Neil S. Carns had resigned as a Senior Vice President and Chief Nuclear Officer - Millstone.

          NU, CL&P, WMECO, PSNH and NAEC filed Form 8-Ks dated November 25, 1997 with the SEC on December 23, 1997. This filing disclosed that:

          . A U.S. District Court judge orally approved the $25 million settlement of seven derivative lawsuits and one demand letter filed by shareholders of NU related to alleged mismanagement at Millstone. Under the approved settlement, NU would receive the $25 million, less attorneys' fees which had yet to be determined, from insurers of certain of NU's present and former officers and trustees.

          . The DPUC issued a draft decision regarding its review of CL&P's rates. The draft decision requires CL&P to remove Millstone 1 from rate base early in 1998, pending its return to service.

          . On November 25, 1997, Massachusetts enacted a comprehensive electric utility industry restructuring bill calling for a ten percent reduction of rates and choice of retail electric supplier on March 1, 1998. It additionally calls for a further five percent rate reduction, adjusted for inflation, by September 1, 1999.

          . On December 17, 1997, Moody's Investors Service downgraded the senior secured debt of CL&P, WMECO and NU, as well as the preferred stock of CL&P and WMECO. All NU system securities remain under review for further downgrade.

          . On December 10, 1997, the NRC issued Millstone a notice of violation and proposed imposition of civil penalties in the amount of $2.1 million for past violations of NRC requirements.

          . On December 1, 1997, the NHPUC issued the FPPAC rate to be collected by PSNH for the period December 1, 1997 through May 31, 1998, increasing customer bills by approximately six percent.

          NU, CL&P and WMECO filed Form 8-Ks dated December 31, 1997 with the SEC on January 27, 1998. This filing disclosed:

          .  NU consolidated's 1997 earnings.

          .  The current status of the DPUC's review of CL&P's rates.

          . The DPUC ordered CL&P to file a full rate case and will schedule hearings to determine the status of Millstone 3 and Millstone 2.

          . WMECO filed its restructuring plan with the DTE on December 31, 1997.


                              NORTHEAST UTILITIES

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NORTHEAST UTILITIES

                                       (Registrant)



Date:  March 6, 1998                    By /s/ Michael G. Morris
                                               Michael G. Morris
                                               Chairman of the Board
                                               and President and
                                               Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date                      Title                          Signature

March 6, 1998             Chairman of the Board,         /s/ Michael G. Morris
                          President and                      Michael G. Morris
                          Chief Executive Officer
                          and a Trustee



March 6, 1998             Executive Vice                 /s/ John H. Forsgren
                          President and                      John H. Forsgren
                          Chief Financial Officer



March 6, 1998             Vice President and             /s/ John J. Roman
                          Controller                         John J. Roman


                              NORTHEAST UTILITIES
                              SIGNATURES (CONT'D)



Date                      Title                    Signature

March 6, 1998             Trustee                  /s/ Cotton M. Cleveland
                                                       Cotton M. Cleveland


March 6, 1998             Trustee                  /s/ William F. Conway
                                                       William F. Conway

March 6, 1998             Trustee

                                                       John F. Curley


March 6, 1998             Trustee                  /s/ E. Gail de Planque
                                                       E. Gail de Planque


March 6, 1998             Trustee                  /s/ Elizabeth T. Kennan
                                                       Elizabeth T. Kennan


March 6, 1998             Trustee                  /s/ William J. Pape II
                                                       William J. Pape II

March 6, 1998             Trustee                  /s/ Robert E. Patricelli
                                                       Robert E. Patricelli


March 6, 1998             Trustee                  /s/ John F. Swope
                                                       John F. Swope


March 6, 1998             Trustee                  /s/ John F. Turner
                                                       John F. Turner


                    THE CONNECTICUT LIGHT AND POWER COMPANY

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   THE CONNECTICUT LIGHT AND POWER COMPANY

                                             (Registrant)


Date:  March 6, 1998                 By /s/ Michael G. Morris
                                            Michael G. Morris
                                            Chairman


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                       Title                   Signature



March 6, 1998              Chairman and            /s/ Michael G. Morris
                           a Director                  Michael G. Morris


March 6, 1998              President and           /s/ Hugh C. MacKenzie
                           a Director                  Hugh C. MacKenzie


March 6, 1998              Executive Vice          /s/ John H. Forsgren
                           President and               John H. Forsgren
                           Chief Financial
                           Officer and a
                           Director


March 6, 1998              Vice President          /s/ John J. Roman
                           and Controller              John J. Roman


March 6, 1998              Director                /s/ Bruce D. Kenyon
                                                       Bruce D. Kenyon


                    PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

                                           (Registrant)


Date:  March 6, 1998          By /s/ Michael G. Morris

                                     Michael G. Morris
                                     Chairman and
                                     Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date                    Title                     Signature



March 6, 1998           Chairman and Chief        /s/ Michael G. Morris
                        Executive Officer             Michael G. Morris
                        and a Director


March 6, 1998           President and             /s/ William T. Frain, Jr.
                        Chief Operating               William T. Frain, Jr.
                        Officer and
                        a Director


March 6, 1998           Executive Vice            /s/ John H. Forsgren
                        President and                 John H. Forsgren
                        Chief Financial
                        Officer and a
                        Director


March 6, 1998           Vice President            /s/ John J. Roman
                        and Controller                John J. Roman





                    PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

                              SIGNATURES (CONT'D)


Date                       Title                   Signature



March 6, 1998              Director                /s/ John C. Collins
                                                       John C. Collins


March 6, 1998              Director                /s/ Bruce D. Kenyon
                                                       Bruce D. Kenyon


March 6, 1998              Director                /s/ Gerald Letendre
                                                       Gerald Letendre


March 6, 1998              Director                /s/ Hugh C. MacKenzie
                                                       Hugh C. MacKenzie


March 6, 1998              Director                /s/ Jane E. Newman
                                                       Jane E. Newman



                     WESTERN MASSACHUSETTS ELECTRIC COMPANY

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WESTERN MASSACHUSETTS ELECTRIC COMPANY

                                           (Registrant)



Date:  March 6, 1998               By /s/ Michael G. Morris
                                          Michael G. Morris
                                          Chairman


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date                      Title                    Signature



March 6, 1998             Chairman and             /s/ Michael G. Morris
                          a Director                   Michael G. Morris


March 6, 1998             President and            /s/ Hugh C. MacKenzie
                          a Director                   Hugh C. MacKenzie


March 6, 1998             Executive Vice           /s/ John H. Forsgren
                          President and                John H. Forsgren
                          Chief Financial
                          Officer and a
                          Director


March 6, 1998             Vice President           /s/ John J. Roman
                          and Controller               John J. Roman


March 6, 1998             Director                 /s/ Bruce D. Kenyon
                                                       Bruce D. Kenyon



                       NORTH ATLANTIC ENERGY CORPORATION

                                   SIGNATURES




     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   NORTH ATLANTIC ENERGY CORPORATION

                                         (Registrant)

Date: March 6, 1998                  By /s/ Michael G. Morris
                                            Michael G. Morris
                                            Chairman


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                      Title                   Signature




March 6, 1998             Chairman and            /s/ Michael G. Morris
                          a Director                  Michael G. Morris



March 6, 1998             President and           /s/ Bruce D. Kenyon
                          Chief Executive             Bruce D. Kenyon
                          Officer and
                          a Director



March 6, 1998             Executive Vice          /s/ John H. Forsgren
                          President and               John H. Forsgren
                          Chief Financial
                          Officer and a
                          Director



March 6, 1998             Vice President          /s/ John J. Roman
                          and Controller              John J. Roman


             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES



We have audited in accordance with generally accepted auditing standards, the financial statements included in Northeast Utilities' annual report to shareholders and The Connecticut Light and Power Company's and
Western Massachusetts Electric Company's annual reports, incorporated by reference in this Form 10-K, and have issued our reports thereon dated
February 20, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the accompanying Index to Financial Statements Schedules are the responsibility of the companies' management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                   /s/ ARTHUR ANDERSEN LLP
                                       ARTHUR ANDERSEN LLP




Hartford, Connecticut
February 20, 1998

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES


We have audited in accordance with generally accepted auditing standards, the financial statements included in North Atlantic Energy Corporation's and Public Service Company of New Hampshire's annual reports to shareholders, incorporated by reference in this Form 10-K and have issued our reports thereon dated February 20, 1998. Our reports included an explanatory paragraph regarding the existence of conditions which raise substantial doubt about the companies' abilities to continue as going concerns. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the accompanying Index to Financial Statements Schedules are the responsibility of the companies' management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                   /s/ ARTHUR ANDERSEN LLP
                                       ARTHUR ANDERSEN LLP



Hartford, Connecticut
February 20, 1998



                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS




As independent public accountants, we hereby consent to the incorporation of our reports included (or incorporated by reference) in this Form 10-K, into the Company's previously filed Registration Statements No. 33-55279 of The Connecticut Light and Power Company, No. 33-56537 of CL&P Capital, LP and No. 33-34622, No. 33-44814, No. 33-63023, and No. 33-40156 of Northeast Utilities.



                                 /s/ ARTHUR ANDERSEN LLP
                                     ARTHUR ANDERSEN LLP



Hartford, Connecticut
March 6, 1998



INDEX TO FINANCIAL STATEMENTS SCHEDULES

Schedule

I.    Financial Information of Registrant:
        Northeast Utilities (Parent) Balance
        Sheets 1997 and 1996                                           S-5

        Northeast Utilities (Parent) Statements
        of Income 1997, 1996, and 1995                                 S-6

        Northeast Utilities (Parent) Statements
        of Cash Flows 1997, 1996, and 1995                             S-7

II.   Valuation and Qualifying Accounts and Reserves
      1997, 1996, and 1995:
        Northeast Utilities and Subsidiaries                        S-8 - S-10
        The Connecticut Light and Power Company
          and Subsidiaries                                         S-11 - S-13
        Public Service Company of New Hampshire                    S-14 - S-16
        Western Massachusetts Electric Company
          and Subsidiary                                           S-17 - S-19


      All other schedules of the companies' for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.




                                     SCHEDULE I
                            NORTHEAST UTILITIES (PARENT)

                        FINANCIAL INFORMATION OF REGISTRANT

                                  BALANCE SHEETS

                           AT DECEMBER  31, 1997 AND 1996

                               (Thousands of Dollars)


                                                              1997           1996
                                                           ----------     ----------

ASSETS
------
Other Property and Investments:
  Investments in subsidiary companies, at
   equity...............................................  $2,271,902     $2,506,254
  Investments in transmission companies, at equity......      19,635         21,186
  Other, at cost........................................         402            413
                                                          -----------    -----------
                                                           2,291,939      2,527,853
                                                          -----------    -----------
Current Assets:
  Cash..................................................          10             10
  Notes receivable from affiliated companies............      34,200          5,475
  Notes and accounts receivable.........................         711            813
  Receivables from affiliated companies.................         961          7,106
  Prepayments...........................................         265            224
                                                          -----------    -----------
                                                              36,147         13,628
                                                          -----------    -----------
Deferred Charges:
  Accumulated deferred income taxes.....................       5,692          5,293
  Unamortized debt expense..............................         232            524
  Other.................................................          47             46
                                                          -----------    -----------
                                                               5,971          5,863
                                                          -----------    -----------
       Total Assets.....................................  $2,334,057     $2,547,344
                                                          ===========    ===========

CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization:
  Common Shareholders' Equity:
    Common shares, $5 par value--Authorized
    225,000,000 shares; 136,842,170 shares issued and
    130,182,736 shares outstanding in 1997 and
    136,051,938 shares issued and
    128,444,373 outstanding in 1996.....................  $  684,211     $  680,260
  Capital surplus, paid in..............................     932,493        940,446
  Deferred benefit plan--employee stock ownership plan..    (154,141)      (176,091)
  Retained earnings.....................................     664,678        832,520
                                                          -----------    -----------
    Total common shareholders' equity...................   2,127,241      2,277,135
  Long-term debt........................................     177,000        194,000
                                                          -----------    -----------
    Total capitalization................................   2,304,241      2,471,135
                                                          -----------    -----------
Current Liabilities:
  Notes payable to banks................................        -            38,750
  Long-term debt and preferred stock--current portion...      17,000         16,000
  Accounts payable......................................       1,857         15,504
  Accounts payable to affiliated companies..............         216            600
  Accrued taxes.........................................       7,860          2,158
  Accrued interest......................................       2,343          2,602
  Dividend reinvestment plan............................          90           -
  Other.................................................        -                 2
                                                          -----------    -----------
                                                              29,366         75,616
                                                          -----------    -----------
Other Deferred Credits..................................         450            593
                                                          -----------    -----------
    Total Capitalization and Liabilities                  $2,334,057     $2,547,344
                                                          ===========    ===========

                                             S-5



                                      SCHEDULE I
                             NORTHEAST UTILITIES (PARENT)

                         FINANCIAL INFORMATION OF REGISTRANT

                                STATEMENTS OF INCOME

                    YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                   (Thousands of Dollars Except Share Information)

                                       1997           1996           1995
                                  -------------  -------------  -------------

Operating Revenues............... $       -      $       -      $       -
                                  -------------  -------------  -------------
Operating Expenses:
  Other..........................        8,657          8,920         14,267
  Federal income taxes...........      (10,697)       (10,390)        (8,585)
                                  -------------  -------------  -------------
   Total operating expenses......       (2,040)        (1,470)         5,682
                                  -------------  -------------  -------------
Operating Income (Loss)..........        2,040          1,470         (5,682)
                                  -------------  -------------  -------------
Other Income:
  Equity in earnings of
   subsidiaries..................     (123,941)        18,272        310,025
  Equity in earnings of
   transmission companies........        2,968          3,306          3,561
  Other, net.....................        2,184            368            329
                                  -------------  -------------  -------------
    Other income, net............     (118,789)        21,946        313,915
                                  -------------  -------------  -------------
    Income before interest
     charges.....................     (116,749)        23,416        308,233
                                  -------------  -------------  -------------
Interest Charges ................       18,959         21,585         25,799
                                  -------------  -------------  -------------
Earnings for Common Shares ...... $   (135,708)  $      1,831   $    282,434
                                  =============  =============  =============

Earnings Per Common Share........ $      (1.05)  $       0.01   $       2.24
                                  =============  =============  =============
Common Shares Outstanding
 (average).......................  129,567,708    127,960,382    126,083,645
                                  =============  =============  =============













                                                SCHEDULE I
                                       NORTHEAST UTILITIES (PARENT)
                                   FINANCIAL INFORMATION OF REGISTRANT
                                         STATEMENT OF CASH FLOWS
                                YEARS ENDED DECEMBER 31, 1997, 1996, 1995
                                         (Thousands of Dollars)


                                                               1997          1996           1995
                                                           ------------ -------------- --------------
Operating Activities:
  Net (loss) income                                        $  (135,708) $       1,831  $     282,434
  Adjustments to reconcile to net cash
   from operating activities:
    Equity in earnings of subsidiary companies                 123,941        (18,272)      (310,025)
    Cash dividends received from subsidiary companies          132,994        247,101        272,350
    Deferred income taxes                                        1,558          3,868            772
    Other sources of cash                                       11,738         17,961          6,916
    Other uses of cash                                          (2,101)        (3,065)          (528)
    Changes in working capital:
      Receivables                                                6,247         (7,312)         1,991
      Accounts payable                                         (14,031)        (3,183)        15,381
      Other working capital (excludes cash)                      5,490        (13,724)         7,396
                                                           ------------ -------------- --------------
Net cash flows from operating activities                       130,128        225,205        276,687
                                                           ------------ -------------- --------------

Financing Activities:
  Issuance of common shares                                      6,502         10,622         47,218
  Net decrease in short-term debt                              (38,750)       (18,750)       (46,500)
  Reacquisitions and retirements of long-term debt             (16,000)       (14,000)       (12,000)
  Cash dividends on common shares                              (32,134)      (176,276)      (221,701)
                                                           ------------ -------------- --------------
Net cash flows used for financing activities                   (80,382)      (198,404)      (232,983)
                                                           ------------ -------------- --------------

Investment Activities:
  NU System Money Pool                                         (28,725)         4,200         (7,700)
  Investment in subsidiaries                                   (22,583)       (33,217)       (38,963)
  Other investment activities, net                               1,562          2,208          2,935
                                                           ------------ -------------- --------------
Net cash flows used for investments                            (49,746)       (26,809)       (43,728)
                                                           ------------ -------------- --------------
Net decrease in cash for the period                                  0             (8)           (24)
Cash - beginning of period                                          10             18             42
                                                           ------------ -------------- --------------
Cash - end of period                                       $        10  $          10  $          18
                                                           ============ ============== ==============

Supplemental Cash Flow Information
Cash paid during the year for:
  Interest, net of amounts capitalized                     $    18,960  $      21,770  $      26,430
                                                           ============ ============== ==============
  Income taxes (refund)                                    $   (16,000) $      (7,700) $      (8,418)
                                                           ============ ============== ==============



                           NORTHEAST UTILITIES AND SUBSIDIARIES                         SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                YEAR ENDED DECEMBER 31, 1997
                                   (Thousands of Dollars)
------------------------------------------------------------------------------------------------------
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

                                                                Charged to
                                          Balance at Charged to   other                     Balance
                                          beginning  costs and  accounts-  Deductions-      at end
Description                               of period  expenses   describe   describe        of period
------------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

  Reserves for uncollectible accounts   $   17,062 $   14,854 $     -    $   29,864 (a) $    2,052
                                          =========  =========  =========  =========      =========
RESERVES NOT APPLIED AGAINST ASSETS:

  Operating reserves                    $   99,460 $  150,342 $     -    $  142,365 (b) $  107,437
                                          =========  =========  =========  =========      =========

(a)  Amounts written off, net of recoveries.
(b)  Principally payments for environmental remediation, various injuries and damages, employee medical expenses, nuclear compliance expenditures and expenses in connection therewith.





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

                                                            Charged to
                                       Balance atCharged to   other                      Balance
                                       beginning costs and  accounts-   Deductions-      at end
Description                            of period expenses   describe    describe        of period
-------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

  Reserves for uncollectible accounts $  14,379 $  21,761 $     -      $   19,078 (a) $   17,062
                                       ========= =========  =========   ==========     ==========
  Asset valuation reserves            $  10,266 $         $     -      $   10,266     $        0
                                       ========= =========  =========   ==========     ==========
RESERVES NOT APPLIED AGAINST ASSETS:

  Operating reserves                  $  38,409 $  71,597 $     -      $   10,546 (b) $   99,460
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






                  THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES              SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                YEAR ENDED DECEMBER 31, 1997
                                   (Thousands of Dollars)
------------------------------------------------------------------------------------------------------
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

                                                                Charged to
                                          Balance at Charged to   other                     Balance
                                          beginning  costs and  accounts-  Deductions-      at end
Description                               of period  expenses   describe   describe        of period
------------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

  Reserves for uncollectible accounts   $   13,241 $   10,509 $     -    $   23,450 (a) $      300
                                          =========  =========  =========  =========      =========
RESERVES NOT APPLIED AGAINST ASSETS:

  Operating reserves                    $   69,379 $  118,174 $     -    $  113,891 (b) $   73,662
                                          =========  =========  =========  =========      =========

(a)  Amounts written off, net of recoveries.
(b)  Principally payments for environmental remediation, various injuries and damages, employee medical expenses, nuclear compliance expenditures and expenses in connection therewith.



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

                                                            Charged to
                                       Balance atCharged to   other                      Balance
                                       beginning costs and  accounts-   Deductions-      at end
Description                            of period expenses   describe    describe        of period
-------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

  Reserves for uncollectible accounts $  10,567 $  15,704 $     -      $   13,030 (a) $   13,241
                                       ========= =========  =========   ==========     ==========
  Asset valuation reserves            $  10,266 $    -    $     -      $   10,266     $        0
                                       ========= =========  =========   ==========     ==========
RESERVES NOT APPLIED AGAINST ASSETS:

  Operating reserves                  $  19,874 $  56,209 $     -      $    6,704 (b) $   69,379
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





                           PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE                      SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                YEAR ENDED DECEMBER 31, 1997
                                   (Thousands of Dollars)
------------------------------------------------------------------------------------------------------
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

                                                                Charged to
                                          Balance at Charged to   other                     Balance
                                          beginning  costs and  accounts-  Deductions-      at end
Description                               of period  expenses   describe   describe        of period
------------------------------------------------------------------------------------------------------

RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

  Reserves for uncollectible accounts   $    1,700 $    3,259 $     -    $    3,257 (a) $    1,702
                                          =========  =========  =========  =========      =========

RESERVES NOT APPLIED AGAINST ASSETS:

  Operating reserves                    $    8,165 $    2,970 $     -    $    2,847 (b) $    8,288
                                          =========  =========  =========  =========      =========

(a)  Amounts written off, net of recoveries.
(b)  Principally payments for environmental remediation, various injuries and damages, employee medical expenses, nuclear compliance expenditures and expenses in connection therewith.








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

                                                            Charged to
                                       Balance atCharged to   other                      Balance
                                       beginning costs and  accounts-   Deductions-      at end
Description                            of period(expenses   describe    describe        of period
-------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

  Reserves for uncollectible accounts $   1,582 $   2,906 $     -      $    2,788 (a) $    1,700
                                       ========= =========  =========   ==========     ==========
RESERVES NOT APPLIED AGAINST ASSETS:

  Operating reserves                  $   8,142     1,940 $     -      $    1,917 (b) $    8,165
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




                   WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY                SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                YEAR ENDED DECEMBER 31, 1997
                                   (Thousands of Dollars)
------------------------------------------------------------------------------------------------------
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

                                                                Charged to
                                          Balance at Charged to   other                     Balance
                                          beginning  costs and  accounts-  Deductions-      at end
Description                               of period  expenses   describe   describe        of period
------------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

  Reserves for uncollectible accounts   $    2,121 $    1,086 $     -    $    3,157 (a) $       50
                                          =========  =========  =========  =========      =========

RESERVES NOT APPLIED AGAINST ASSETS:

  Operating reserves                    $   17,375 $   27,722 $     -    $   25,794 (b) $   19,303
                                          =========  =========  =========  =========      =========

(a)  Amounts written off, net of recoveries.
(b)  Principally payments for environmental remediation, various injuries and damages, employee medical expenses, nuclear compliance expenditures and expenses in connection therewith.




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

                                                            Charged to
                                       Balance atCharged to   other                      Balance
                                       beginning costs and  accounts-   Deductions-      at end
Description                            of period expenses   describe    describe        of period
-------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

  Reserves for uncollectible accounts $   2,230 $   3,097 $     -      $    3,206 (a) $    2,121
                                       ========= =========  =========   ==========     ==========


RESERVES NOT APPLIED AGAINST ASSETS:

  Operating reserves                  $   5,144 $  13,022 $     -      $      791 (b) $   17,375
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








                               EXHIBIT INDEX


     Each document described below is incorporated by reference to the files of the Securities and Exchange Commission, unless the reference to the document is marked as follows:

     * - Filed with the 1997 Annual Report on Form 10-K for NU and herein incorporated by reference from the 1997 NU Form 10-K, File No. 1-5324 into the 1997 Annual Reports on Form 10-K for CL&P, PSNH, WMECO and NAEC.

     # - Filed with the 1997 Annual Report on Form 10-K for NU and herein incorporated by reference from the 1997 NU Form 10-K, File No. 1-5324 into the 1997 Annual Report on Form 10-K for CL&P.

     @ - Filed with the 1997 Annual Report on Form 10-K for NU and herein incorporated by reference from the 1997 NU Form 10-K, File No. 1-5324 into the 1997 Annual Report on Form 10-K for PSNH.

     ** - Filed with the 1997 Annual Report on Form 10-K for NU and herein incorporated by reference from the 1997 NU Form 10-K, File No. 1-5324 into the 1997 Annual Report on Form 10-K for WMECO.

     ## - Filed with the 1997 Annual Report on Form 10-K for NU and herein incorporated by reference from the 1997 Form 10-K, File No. 1-5324 into the 1997 Annual Report on Form 10-K for NAEC.

Exhibit
Number                        Description


 3    Articles of Incorporation and By-Laws

     3.1  Northeast Utilities

            3.1.1 Declaration of Trust of NU, as amended through May 24, 1988. (Exhibit 3.1.1, 1988 NU Form 10-K, File No. 1-5324)

     3.2  The Connecticut Light and Power Company

            3.2.1 Certificate of Incorporation of CL&P, restated to March 22, 1994. (Exhibit 3.2.1, 1993 NU Form 10-K, File No. 1-5324)

            3.2.2 Certificate of Amendment to Certificate of Incorporation of CL&P, dated December 26, 1996. (Exhibit 3.2.2, 1996 NU Form 10-K, File No. 1-5324)

            3.2.3 By-laws of CL&P, as amended to January 1, 1997. (Exhibit 3.2.3, 1996 NU Form 10-K, File No. 1-5324)


     3.3  Public Service Company of New Hampshire

            3.3.1 Articles of Incorporation, as amended to May 16, 1991. (Exhibit 3.3.1, 1993 NU Form 10-K, File No. 1-5324)

            3.3.2 By-laws of PSNH, as amended to November 1, 1993. (Exhibit 3.3.2, 1993 NU Form 10-K, File No. 1-5324)

     3.4  Western Massachusetts Electric Company

            3.4.1 Articles of Organization of WMECO, restated to February 23, 1995. (Exhibit 3.4.1, 1994 NU Form 10-K, File No. 1-5324)

**          3.4.2   By-laws of WMECO, as amended to February 11, 1998.

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

 4   Instruments defining the rights of security holders, including indentures

     4.1  Northeast Utilities

          4.1.1 Indenture dated as of December 1, 1991 between Northeast Utilities and IBJ Schroder Bank & Trust Company, with respect to the issuance of Debt Securities. (Exhibit 4.1.1, 1991 NU Form 10-K, File No. 1-5324)

          4.1.2 First Supplemental Indenture dated as of December 1, 1991 between Northeast Utilities and IBJ Schroder Bank & Trust Company, with respect to the issuance of Series A Notes. (Exhibit 4.1.2, 1991 NU Form 10-K, File No. 1-5324)

          4.1.3 Second Supplemental Indenture dated as of March 1, 1992 between Northeast Utilities and IBJ Schroder Bank & Trust Company with respect to the issuance of 8.38% Amortizing Notes. (Exhibit 4.1.3, 1992 NU Form 10-K, File No. 1-5324)

          4.1.4 Credit Agreements among CL&P, NU, WMECO, NUSCO (as Agent) and 3 Commercial Banks dated December 3, 1992 (Three-Year Facility). (Exhibit C.2.38, 1992 NU Form U5S, File No. 30-
                    246)

          4.1.5 Credit Agreements among CL&P, WMECO, NU, Holyoke Water Power Company, RRR, NNECO and NUSCO (as Agent) and 1 commercial bank dated December 3, 1992 (Three-Year Facility). (Exhibit C.2.39, 1992 NU Form U5S, File No. 30-246)

          4.1.6 Credit Agreement among NU, CL&P and WMECO and several commercial banks, dated as of November 21, 1996. (Exhibit No. B.1, File No. 70-8875)

          4.1.7 First Amendment and Waiver dated as of May 30, 1997 to Credit Agreement dated as of November 21, 1996 among NU, CL&P, WMECO, and the Co-Agents and Banks named therein. (Exhibit B.4(a) (Execution Copy), File No. 70-8875)

          4.1.8 Credit Agreement dated as of February 10, 1998 among NU, the Lenders named therein, and Toronto Dominion (Texas), Inc., as Administrative Agent, TD Securities (USA) Inc., as Arranger. (Exhibit B.9 (Execution Copy), File No. 70-8875)

     4.2  The Connecticut Light and Power Company

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

          4.2.2     December 1, 1969. (Exhibit 4.20, File No. 2-60806)

          4.2.3     June 30, 1982. (Exhibit 4.33, File No. 2-79235)

          4.2.4     December 1, 1989. (Exhibit 4.1.26, 1989 NU Form 10-K, File
                    No. 1-5324)

          4.2.5     July 1, 1992. (Exhibit 4.31, File No. 33-59430)

          4.2.6     July 1, 1993. (Exhibit A.10(b),  File No. 70-8249)

          4.2.7     July 1, 1993. (Exhibit A.10(b),  File No. 70-8249)

          4.2.8     December 1, 1993. (Exhibit 4.2.14, 1993 NU Form 10-K, File
                    No. 1-5324)

          4.2.9     February 1, 1994. (Exhibit 4.2.15, 1993 NU Form 10-K, File
                    No. 1-5324)

          4.2.10    February 1, 1994. (Exhibit 4.2.16, 1993 NU Form 10-K, File
                    No. 1-5324)

          4.2.11    June 1, 1994. (Exhibit 4.2.15, 1994 NU Form 10-K, File No.
                    1-5324)

          4.2.12    October 1, 1994. (Exhibit 4.2.16, 1994 NU Form 10-K, File
                    No. 1-5324)

          4.2.13    June 1, 1996. (Exhibit 4.2.16, 1996 NU Form 10-K, File No.
                    1-5324)

          4.2.14    January 1, 1997. (Exhibit 4.2.17, 1996 NU Form 10-K, File
                    No. 1-5324)

          4.2.15    May 1, 1997.   (Exhibit 4.19, File No. 333-30911)

          4.2.16    June 1, 1997. (Exhibit 4.20, File No. 333-30911)

#         4.2.17    June 1, 1997.

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

          4.2.22 Loan Agreement between Connecticut Development Authority and CL&P (Pollution Control Bonds - Series A, Tax Exempt Refunding) dated as of September 1, 1993. (Exhibit 4.2.21, 1993 NU Form 10-K, File No. 1-5324)

                    4.2.22.1 Letter of Credit and Reimbursement Agreement (Pollution Control Bonds - Series A, Tax Exempt Refunding) dated as of September 1, 1993. (Exhibit 4.2.23, 1993 NU Form 10-K, File No. 1-
                              5324)

          4.2.23 Loan Agreement between Connecticut Development Authority and CL&P (Pollution Control Bonds - Series B, Tax Exempt Refunding) dated as of September 1, 1993. (Exhibit 4.2.22, 1993 NU Form 10-K, File No. 1-5324)

                    4.2.23.1 Letter of Credit and Reimbursement Agreement (Pollution Control Bonds - Series B, Tax Exempt Refunding) dated as of September 1, 1993. (Exhibit 4.2.24, 1993 NU Form 10-K, File No. 1-
                              5324)

          4.2.24 Amended and Restated Loan Agreement between Connecticut Development Authority and CL&P (Pollution Control Revenue Bond - 1996A Series) dated as of May 1, 1996 and Amended and Restated as of January 1, 1997. (Exhibit 4.2.24, 1996 NU Form 10-K, File No. 1-5324)

                    4.2.24.1  Amended and Restated Indenture of Trust
                              between Connecticut Development Authority and the Trustee (CL&P Pollution Control Revenue Bond-1996A Series), dated as of May 1, 1996 and Amended and Restated as of January 1, 1997. (Exhibit 4.2.24.1, 1996 NU Form 10-K, File No. 1-5324)

                    4.2.24.2 Standby Bond Purchase Agreement among CL&P, Societe Generale, New York Branch and the Trustee, dated January 23, 1997. (Exhibit 4.2.24.2, 1996 NU
                              Form 10-K, File No. 1-5324)

 #                  4.2.24.3  Amendment No. 1, dated January 21, 1998,
                              to the Standby Bond Purchase Agreement,
                              dated January 23, 1997.

                    4.2.24.4 AMBAC Municipal Bond Insurance Policy issued by the Connecticut Development Authority (CL&P Pollution Control Revenue Bond-1996A Series), effective January 23, 1997. (Exhibit 4.2.24.3, 1996 NU Form 10-K, File No. 1-5324)

          4.2.25 Amended and Restated Limited Partnership Agreement (CL&P Capital, L.P.) among CL&P, NUSCO, and the persons who became limited partners of CL&P Capital, L.P. in accordance with the provisions thereof dated as of January 23, 1995 (MIPS). (Exhibit A.1 (Execution Copy), File No. 70-8451)

          4.2.26 Indenture between CL&P and Bankers Trust Company, Trustee (Series A Subordinated Debentures), dated as of January 1, 1995 (MIPS). (Exhibit B.1 (Execution Copy), File No. 70-
                    8451)

          4.2.27 Payment and Guaranty Agreement of CL&P dated as of January 23, 1995 (MIPS). (Exhibit B.3 (Execution Copy), File No. 70-8451)

     4.3  Public Service Company of New Hampshire

          4.3.1 First Mortgage Indenture dated as of August 15, 1978 between PSNH and First Fidelity Bank, National Association, New Jersey, Trustee, (Composite including all amendments to May 16, 1991). (Exhibit 4.4.1, 1992 NU Form 10-K, File No.
                    1-5324)

                    4.3.1.1 Tenth Supplemental Indenture dated as of May 1, 1991 between PSNH and First Fidelity Bank, National Association. (Exhibit 4.1, PSNH Current Report on Form 8-K dated February 10, 1992, File No. 1-6392)

          4.3.2 Revolving Credit Agreement, dated as of May 1, 1991 (includes a collateral mortgage). (Exhibit 4.12, PSNH Current Report on Form 8-K, File No. 1-6392)

                    4.3.2.1 Amended and Restated Revolving Credit Agreement, dated as of April 1, 1996 (includes amendment to collateral mortgage). (Exhibit 4.3.2, 1996 NU Form 10-K, File No. 1-5324)


          4.3.3 Series A (Tax Exempt New Issue) PCRB Loan and Trust Agreement dated as of May 1, 1991. (Exhibit 4.2, PSNH Current Report on Form 8-K dated February 10, 1992, File No. 1-6392)

          4.3.4 Series B (Tax Exempt Refunding) PCRB Loan and Trust Agreement dated as of May 1, 1991. (Exhibit 4.3, PSNH Current Report on Form 8-K dated February 10, 1992, File No. 1-6392)

          4.3.5 Series C (Tax Exempt Refunding) PCRB Loan and Trust Agreement dated as of May 1, 1991. (Exhibit 4.4, PSNH Current Report on Form 8-K dated February 10, 1992, File No. 1-6392)


          4.3.6 Series D (Taxable New Issue) PCRB Loan and Trust Agreement dated as of May 1, 1991. (Exhibit 4.5, PSNH Current Report on Form 8-K dated February 10, 1992, File No. 1-6392)

                    4.3.6.1 First Supplement to Series D (Tax Exempt Refunding Issue) PCRB Loan and Trust Agreement dated as of December 1, 1992. (Exhibit 4.4.5.1, 1992 NU Form 10-K, File No. 1-5324)

                    4.3.6.2 Second Series D (May 1, 1991 Taxable New Issue and December 1, 1992 Tax Exempt Refunding Issue) PCRB Letter of Credit and Reimbursement Agreement dated as of May 1, 1995 (Exhibit B.4, Execution Copy, File No. 70-8036)

          4.3.7 Series E (Taxable New Issue) PCRB Loan and Trust Agreement dated as of May 1, 1991. (Exhibit 4.6, PSNH Current Report on Form 8-K dated February 10, 1992, File No. 1-6392)

                    4.3.7.1 First Supplement to Series E (Tax Exempt Refunding Issue) PCRB Loan and Trust Agreement dated as of December 1, 1993. (Exhibit 4.3.8.1, 1993 NU Form 10-K, File No. 1-5324)

                    4.3.7.2 Second Series E (May 1, 1991 Taxable New Issue and December 1, 1993 Tax Exempt Refunding Issue) PCRB Letter of Credit and Reimbursement Agreement dated as of May 1, 1995. (Exhibit B.5, (Execution Copy), File No. 70-8036)


4.4  Western Massachusetts Electric Company


          4.4.1 First Mortgage Indenture and Deed of Trust between WMECO and Old Colony Trust Company, Trustee, dated as of August 1, 1954. (Exhibit 4.4.1, 1993 NU Form 10-K, File No. 1-5324)

                    Supplemental Indentures thereto dated as of:

          4.4.2     October 1, 1954.(Exhibit 4.2, File No. 33-51185)

**        4.4.3     March 1, 1967.

          4.4.4     July 1, 1973.  (Exhibit 2.10. File No. 2-68808)

          4.4.5     December 1, 1992. (Exhibit 4.15, File No. 33-55772)

          4.4.6     January 1, 1993. (Exhibit 4.5.13, 1992 NU Form 10-K, File
                    No. 1-5324)

          4.4.7     March 1, 1994. (Exhibit 4.4.11, 1993 NU Form 10-K, File No.
                    1-5324)

          4.4.8     March 1, 1994. (Exhibit 4.4.12, 1993 NU Form 10-K, File No.
                    1-5324)

          4.4.9     May 1, 1997. (Exhibit 4.11, File No. 33-51185)

**        4.4.10    July 1, 1997.

          4.4.11 Loan Agreement between Connecticut Development Authority and WMECO, (Pollution Control Bonds - Series A, Tax Exempt Refunding) dated as of September 1, 1993. (Exhibit 4.4.13, 1993 NU Form 10-K, File No. 1-5324)

                    4.4.11.1 Letter of Credit and Reimbursement Agreement (Pollution Control Bonds - Series A, Tax Exempt Refunding) dated as of September 1, 1993. (Exhibit 4.4.14, 1993 NU Form 10-K, File No. 1-
                              5324)

     4.5  North Atlantic Energy Corporation

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

          10.5.1 Form of Amendment No. 4 to Power Contract, dated May 6, 1988, between YAEC and each of CL&P, PSNH and WMECO. (Exhibit 10.5.1, 1989 NU Form 10-K, File No. 1-5324)

          10.5.2 Form of Amendment No. 5 to Power Contract, dated June 26, 1989, between YAEC and each of CL&P, PSNH and WMECO. (Exhibit 10.5.2, 1989 NU Form 10-K, File No. 1-5324)

          10.5.3 Form of Amendment No. 6 to Power Contract, dated July 1,1989, between YAEC and each of CL&P, PSNH and WMECO. (Exhibit 10.5.3, 1989 NU Form 10-K, File No. 1-5324)

          10.5.4 Form of Amendment No. 7 to Power Contract, dated February 1, 1992, between YAEC and each of CL&P, PSNH and WMECO. (Exhibit 10.5.4, 1993 NU Form 10-K, File No. 1-5324)

 #@**10.6 Stockholder Agreement dated as of May 20, 1968 among stockholders of MYAPC.

 #@**10.7 Form of Power Contract dated as of May 20, 1968 between MYAPC and each of CL&P, HELCO, PSNH and WMECO.

          10.7.1 Form of Amendment No. 1 to Power Contract dated as of March 1, 1983 between MYAPC and each of CL&P, PSNH and WMECO. (Exhibit 10.7.1, 1993 NU Form 10-K, File No. 1-5324)

          10.7.2 Form of Amendment No. 2 to Power Contract dated as of January 1, 1984 between MYAPC and each of CL&P, PSNH and WMECO. (Exhibit 10.7.2, 1993 NU Form 10-K, File No. 1-5324)

          10.7.3 Form of Amendment No. 3 to Power Contract dated as of October 1, 1984 between MYAPC and each of CL&P, PSNH and WMECO. (Exhibit No. 10.7.3, 1994 NU Form 10-K, File No. 1-
                    5324)

          10.7.4 Form of Additional Power Contract dated as of February 1, 1984 between MYAPC and each of CL&P, PSNH and WMECO. (Exhibit 10.7.4, 1993 NU Form 10-K, File No. 1-5324)

 #@**10.8 Capital Funds Agreement dated as of May 20, 1968 between MYAPC and CL&P, PSNH, HELCO and WMECO.

          10.8.1 Amendment No. 1 to Capital Funds Agreement, dated as of August 1, 1985, between MYAPC, CL&P, PSNH and WMECO. (Exhibit No. 10.8.1, 1994 NU Form 10-K, File No. 1-5324)

 #@**10.9 Sponsor Agreement dated as of August 1, 1968 among the sponsors of Vermont Yankee Nuclear Power Corporation
          (VYNPC).

 #@**10.10 Form of Power Contract dated as of February 1, 1968 between    VYNPC
           and each of CL&P, HELCO, PSNH and WMECO.

          10.10.1 Form of Amendment to Power Contract dated as of June 1, 1972 between VYNPC and each of CL&P, HELCO, PSNH and WMECO. (Exhibit 5.22, File No. 2-47038)

          10.10.2 Form of Second Amendment to Power Contract dated as of April 15, 1983 between VYNPC and each of CL&P, PSNH and WMECO. (Exhibit 10.10.2, 1993 NU Form 10-K, File No. 1-5324)

          10.10.3 Form of Third Amendment to Power Contract dated as of April 24, 1985 between VYNPC and each of CL&P, PSNH and WMECO. (Exhibit No. 10.10.3, 1994 NU Form 10-K, File No. 1-5324)

          10.10.4 Form of Fourth Amendment to Power Contract dated as of June 1, 1985 between VYNPC and each of CL&P, PSNH and WMECO. (Exhibit No. 10.10.4, 1996 NU Form 10-K, File No. 1-5324)

          10.10.5 Form of Fifth Amendment to Power Contract dated as of May 6, 1988 between VYNPC and each of CL&P, PSNH and WMECO. (Exhibit 10.10.5, 1990 NU Form 10-K, File No. 1-5324)

          10.10.6 Form of Sixth Amendment to Power Contract dated as of May 6, 1988 between VYNPC and each of CL&P, PSNH and WMECO. (Exhibit 10.10.6, 1990 NU Form 10-K, File No. 1-5324)

          10.10.7 Form of Seventh Amendment to Power Contract dated as of June 15, 1989 between VYNPC and each of CL&P, PSNH and WMECO. (Exhibit 10.10.7, 1990 NU Form 10-K, File No. 1-5324)

          10.10.8 Form of Eighth Amendment to Power Contract dated as of December 1, 1989 between VYNPC and each of CL&P, PSNH and WMECO. (Exhibit 10.10.8, 1990 NU Form 10-K, File No. 1-
                    5324)

          10.10.9 Form of Additional Power Contract dated as of February 1, 1984 between VYNPC and each of CL&P, PSNH and WMECO. (Exhibit 10.10.9, 1993 NU Form 10-K, File No. 1-5324)

 #@**10.11 Capital Funds Agreement dated as of February 1, 1968 between VYNPC and CL&P, HELCO, PSNH and WMECO.

 #@**     10.11.1   Form of First Amendment to Capital Funds Agreement dated as
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

          10.13.2 Amendment dated December 15, 1975 to Sharing Agreement - 1979 Connecticut Nuclear Unit. (Exhibit 7.47, File No. 2-60806)

          10.13.3 Amendment dated April 1, 1986 to Sharing Agreement - 1979 Connecticut Nuclear Unit. (Exhibit 10.17.3, 1990 NU Form 10-K, File No. 1-5324)

    10.14 Agreement dated July 19, 1990, among NAESCO and Seabrook Joint owners with respect to operation of Seabrook. (Exhibit 10.53, 1990 NU Form 10-K, File No. 1-5324)

    10.15 Sharing Agreement between CL&P, WMECO, HP&E, HWP and PSNH dated as of June 1, 1992. (Exhibit 10.17, 1992 NU Form 10-K, File No. 1-
          5324)

    10.16 Rate Agreement by and between NUSCO, on behalf of NU, and the Governor of the State of New Hampshire and the New Hampshire Attorney General dated as of November 22, 1989. (Exhibit 10.44, 1989 NU Form 10-K, File No. 1-5324)

          10.16.1    First Amendment to Rate Agreement dated as of December
                     5, 1989.  (Exhibit 10.16.1, 1995 NU Form 10-K, File No. 1-
                     5324)

          10.16.2 Second Amendment to Rate Agreement dated as of December 12, 1989. (Exhibit 10.16.2, 1995 NU Form 10-K, File No. 1-
                     5324)

          10.16.3    Third Amendment to Rate Agreement dated as of December
                     3, 1993. (Exhibit 10.16.3, 1995 NU Form 10-K, File No. 1-
                     5324)

          10.16.4    Fourth Amendment to Rate Agreement dated as of
                     September 21, 1994. (Exhibit 10.16.4, 1995 NU Form 10-K,
                     File No. 1-5324)

          10.16.5 Fifth Amendment to Rate Agreement dated as of September 9, 1994. (Exhibit 10.16.5, 1995 NU Form 10-K, File No. 1-
                     5324)

    10.17 Form of Seabrook Power Contract between PSNH and NAEC, as amended and restated. (Exhibit 10.45, 1992 NU Form 10-K, File No. 1-5324)

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

          10.21.2 Service Contract dated as of June 5, 1992 between NAEC and the Service Company. (Exhibit 10.12.5, 1992 NU Form 10-K, File No. 1-5324)

          10.21.3 Form of Service Agreement dated as of June 29, 1992 between PSNH and North Atlantic Energy Service Corporation, and the First Amendment thereto. (Exhibits B.7 and B.7.1, File No. 70-7787)

          10.21.4 Form of Annual Renewal of Service Contract. (Exhibit 10.20.3, 1993 NU Form 10-K, File No. 1-5324)

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

          10.23.1 Twenty-sixth Amendment to Exhibit 10.23 dated as of March 15, 1989. (Exhibit 10.15.1, 1990 NU Form 10-K, File No. 1-
                     5324)

          10.23.2 Twenty-seventh Amendment to Exhibit 10.23 dated as of October 1, 1990. (Exhibit 10.15.2, 1991 NU Form 10-K, File No. 1-5324)

          10.23.3 Twenty-eighth Amendment to Exhibit 10.23 dated as of September 15, 1992. (Exhibit 10.18.3, 1992 NU Form 10-K,
                     File No. 1-5324)

          10.23.4 Twenty-ninth Amendment to Exhibit 10.23 dated as of May 1, 1993. (Exhibit 10.22.4, 1993 NU Form 10-K, File No.
                     1-5324)

          10.23.5 Thirty-second Amendment (Amendments 30 and 31 were withdrawn) to Exhibit 10.23 dated as of September 1, 1995. (Exhibit 10.23.5, 1995 NU Form 10-K, File No. 1-5324)

          10.23.6 Thirty-third Amendment to Exhibit 10.23 dated as of December 31, 1996 and Form of Interim Independent System Operator (ISO) Agreement. (Exhibit 10.23.6, 1996 NU Form 10-K, File No. 1-5324)

    10.24 Agreements among New England Utilities with respect to the Hydro-Quebec interconnection projects. (See Exhibits 10(u) and 10(v); 10(w), 10(x), and 10(y), 1990 and 1988, respectively, Form 10-K of New England Electric System, File No. 1-3446.)

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

*         10.31.1    Amendment to Note Agreement, dated September 26, 1997.

          10.31.2 Note Guaranty dated April 14, 1992 by Northeast Utilities pursuant to Note Agreement dated April 14, 1992 between RRR and Note Purchasers, for the benefit of The Connecticut National Bank as Trustee, the Purchasers and the owners of the notes. (Exhibit 10.52.1, 1992 NU Form 10-K, File No. 1-5324)

*                    10.31.2.1   Extension of Note Guaranty, dated September 26,
                                 1997.


          10.31.3 Assignment of Leases, Rents and Profits, Security Agreement and Negative Pledge, dated as of April 14, 1992 among RRR, NUSCO and The Connecticut National Bank as Trustee, securing notes sold by RRR pursuant to April 14, 1992 Note Agreement. (Exhibit 10.52.2, 1992 NU Form 10-K, File No. 1-5324)

*                    10.31.3.1   Modification of and Confirmation of
                                 Assignment of Leases, Rents and Profits,
                                 Security Agreement and Negative Pledge,
                                 dated as of September 26, 1997.

*         10.31.4    Purchase and Sale Agreement, dated July 28, 1997 by and
                     between RRR and the Sellers and Purchasers named therein.

*         10.31.5    Purchase and Sale Agreement, dated September 26, 1997 by
                     and between RRR and the Purchaser named therein.

    10.32 Master Trust Agreement dated as of September 2, 1986 between CL&P and WMECO and Colonial Bank as Trustee, with respect to reserve funds for Millstone 1 decommissioning costs. (Exhibit No. 10.32, 1996 NU Form 10-K, File No. 1-5324)

          10.32.1 Notice of Appointment of Mellon Bank, N.A. as Successor Trustee, dated November 20, 1990, and Acceptance of Appointment. (Exhibit 10.41.1, 1992 NU Form 10-K, File No. 1-5324)

    10.33 Master Trust Agreement dated as of September 2, 1986 between CL&P and WMECO and Colonial Bank as Trustee, with respect to reserve funds for Millstone 2 decommissioning costs. (Exhibit No. 10.33, 1996 NU Form 10-K, File No. 1-5324)

          10.33.1 Notice of Appointment of Mellon Bank, N.A. as Successor Trustee, dated November 20, 1990, and Acceptance of Appointment. (Exhibit 10.42.1, 1992 NU Form 10-K, File No. 1-5324)

    10.34 Master Trust Agreement dated as of April 23, 1986 between CL&P and WMECO and Colonial Bank as Trustee, with respect to reserve funds for Millstone 3 decommissioning costs. (Exhibit No. 10.34, 1996 NU Form 10-K, File No. 1-5324)

          10.34.1 Notice of Appointment of Mellon Bank, N.A. as Successor Trustee, dated November 20, 1990, and Acceptance of Appointment. (Exhibit 10.43.1, 1992 NU Form 10-K, File No. 1-5324)

    10.35 NU Executive Incentive Plan, effective as of January 1, 1991. (Exhibit 10.44, NU 1991 Form 10-K, File No. 1-5324)

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

          10.36.2 Amendment 2 to Exhibit 10.36, effective as of January 1, 1994. (Exhibit 10.35.2, 1993 NU Form 10-K, File No.
                     1-5324)

          10.36.3 Amendment 3 to Exhibit 10.36, effective as of January 1, 1996. (Exhibit 10.36.3, 1995 NU Form 10-K, File No.
                     1-5324)

    10.37 Special Severance Program for Officers of NU System Companies, as adopted on June 9, 1997. (Exhibit No. 10.33, File No. 333-30911)

    10.38 Loan Agreement dated as of December 2, 1991, by and between NU and Mellon Bank, N.A., as Trustee, with respect to NU's loan of $175 million to an ESOP Trust. (Exhibit 10.46, 1991 NU Form 10-K, File No. 1-5324)

          10.38.1 First Amendment to Exhibit 10.37 dated February 7, 1992. (Exhibit 10.36.1, 1993 NU Form 10-K, File No. 1-5324)

          10.38.2 Loan Agreement dated as of March 19, 1992 by and between NU and Mellon Bank, N.A., as Trustee, with respect to NU's loan of $75 million to the ESOP Trust. (Exhibit 10.49.1, 1992 NU Form 10-K, File No. 1-5324)

          10.38.3 Second Amendment to Exhibit 10.37 dated April 9, 1992. (Exhibit 10.36.3, 1993 NU Form 10-K, File No. 1-5324)

*   10.39 Employment Agreement with Michael G. Morris.

    10.40 Transition and Retirement Agreement with Bernard M. Fox. (Exhibit 10.39, 1996 NU Form 10-K, File No. 1-5324)

    10.41 Employment Agreement with Bruce M. Kenyon. (Exhibit 10.40, 1996 NU Form 10-K, File No. 1-5324)

    10.42 Employment Agreement with John H. Forsgren. (Exhibit 10.41, 1996 NU Form 10-K, File No. 1-5324)

    10.43 Employment Agreement with Hugh C. MacKenzie. (Exhibit 10.42, 1996 NU Form 10-K, File No. 1-5324)

*   10.44 Employment Agreement with Robert P. Wax.

    10.45 Northeast Utilities Deferred Compensation Plan for Trustees, Amended and Restated December 13, 1994. (Exhibit 10.39, 1995 NU Form 10-K, File No. 1-5324)

    10.46 Deferred Compensation Plan for Officers of Northeast Utilities System Companies adopted September 23, 1986. (Exhibit 10.40, 1995 NU Form 10-K, File No. 1-5324)

    10.47 Northeast Utilities Deferred Compensation Plan for Executives, adopted January 13, 1998. (Exhibit A.5, File No. 70-09185)

    10.48 Reciprocal Support Agreement Among NNECO, NAESCO, CYAPC, YAEC and NUSCO dated January 1, 1996. (Exhibit 10.41, 1995 NU Form 10K, File No. 1-5324)

#   10.49 Receivables Purchase and Sale Agreement (CL&P and CL&P Receivables
          Corporation), dated as of September 30, 1997.

#         10.49.1    Purchase and Contribution Agreement (CL&P and CL&P
                     Receivables Corporation), dated as of September 30, 1997.

**  10.50 Receivables Purchase Agreement (WMECO and WMECO Receivables
          Corporation), dated as of May 22, 1997.

**        10.50.1    Purchase and Sale Agreement (WMECO and WMECO
                     Receivables Corporation), dated as of May 22, 1997.

    10.51 Master Lease Agreement between General Electric Capital Corporation and CL&P, dated as of June 21, 1996. (Exhibit 10.50, 1996 NU Form 10-K, File No. 1-5324)


#         10.51.1    Amendment No. 1 to Master Lease Agreement, dated as of
                     August 29, 1997.

 13 Annual Report to Security Holders (Each of the Annual Reports is filed only with the Form 10-K of that respective registrant.)

* 13.1 Portions of the Annual Report to Shareholders of NU (pages 12-53) that have been incorporated by reference into this Form 10-K.

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