Form 10-Q
period 1998-03-31
NORTHEAST UTILITIES SYSTEM; CONNECTICUT LIGHT & POWER CO; WESTERN MASSACHUSETTS ELECTRIC CO; PUBLIC SERVICE CO OF NEW HAMPSHIRE; NORTH ATLANTIC ENERGY CORP /NH
filed 1998-05-15
CIK 72741, 23426, 106170, 315256, 880416

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1998


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

                             YES  X             NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Company - Class of Stock                        Outstanding at April 30, 1998

Northeast Utilities
Common shares, $5.00 par value                  136,857,443 shares

The Connecticut Light and Power Company
Common stock, $10.00 par value                  12,222,930 shares

Public Service Company of New Hampshire
Common stock, $10.00 par value                  1,000 shares

Western Massachusetts Electric Company
Common stock, $25.00 par value                  1,072,471 shares

North Atlantic Energy Corporation
Common stock, $10.00 par value                   1,000 shares



                               GLOSSARY OF TERMS


     The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report:


COMPANIES

NU...............................  Northeast Utilities
CL&P.............................  The Connecticut Light and Power Company
Charter Oak or COE...............  Charter Oak Energy, Inc.
WMECO............................  Western Massachusetts Electric Company
HWP..............................  Holyoke Water Power Company
NUSCO or the
Service Company..................  Northeast Utilities Service Company
NNECO............................  Northeast Nuclear Energy Company
NAEC.............................  North Atlantic Energy Corporation
NAESCO or North Atlantic.........  North Atlantic Energy Service Corporation
PSNH.............................  Public Service Company of New Hampshire
RRR..............................  The Rocky River Realty Company
Select Energy....................  Select Energy, Inc., formerly NUSCO
                                   Energy Partners, Inc.
Mode 1...........................  Mode 1 Communications, Inc.
HEC..............................  HEC, Inc.
Quinnehtuk.......................  The Quinnehtuk Company
the NU system....................  The Northeast Utilities System
CYAPC............................  Connecticut Yankee Atomic Power Company
MYAPC............................  Maine Yankee Atomic Power Company
VYNPC............................  Vermont Yankee Nuclear Power Corporation
YAEC.............................  Yankee Atomic Electric Company
the Yankee Companies.............  CYAPC, MYAPC, VYNPC and YAEC

GENERATING UNITS

Millstone 1......................  Millstone Unit No. 1, a 660-MW nuclear generating unit completed in 1970
Millstone 2......................  Millstone Unit No. 2, an 870-MW nuclear electric generating unit completed in 1975
Millstone 3......................  Millstone Unit No. 3, a 1,154-MW nuclear electric generating unit completed in 1986
Seabrook or Seabrook 1...........  Seabrook Unit No. 1, a 1,148-MW nuclear electric generating unit completed in 1986;
                                   Seabrook 1 went into service in 1990.
REGULATORS

DOE..............................  U.S. Department of Energy
DTE..............................  Massachusetts Department of
                                   Telecommunications and Energy, formerly the
                                   Massachusetts Department of Public Utilities
                                   (DPU)
DPUC.............................  Connecticut Department of Public Utility
                                   Control
FERC.............................  Federal Energy Regulatory Commission
NHPUC............................  New Hampshire Public Utilities Commission
NRC..............................  Nuclear Regulatory Commission
SEC..............................  Securities and Exchange Commission


OTHER

kWh..............................  Kilowatt hour
MW...............................  Megawatt



                     Northeast Utilities And Subsidiaries
            The Connecticut Light and Power Company and Subsidiaries
                    Public Service Company of New Hampshire
             Western Massachusetts Electric Company and Subsidiary
                       North Atlantic Energy Corporation


                               TABLE OF CONTENTS




                                                                    Page No.


Part I.     Financial Information

      Item 1.     Financial Statements (Unaudited)
                  and

      Item 2.     Management's Discussion and
                  Analysis of Financial Condition
                  and Results of Operations

          For the following companies:

          Northeast Utilities and Subsidiaries

               Consolidated Balance Sheets -
               March 31, 1998 and December 31, 1997..............       2

               Consolidated Statements of Income - Three
               Months Ended March 31, 1998 and 1997..............       4

               Consolidated Statements of Cash Flows -
               Three Months Ended March 31, 1998 and 1997........       5

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations.....       6

               Report of Independent Public Accountants .........      15

          The Connecticut Light & Power Company and
          Subsidiaries

               Consolidated Balance Sheets - March 31, 1998
               and December 31, 1997.............................      17

               Consolidated Statements of Income -
               Three Months Ended March 31, 1998 and 1997........      19

               Consolidated Statements of Cash Flows -
               Three Months Ended March 31, 1998 and 1997........      20

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations.....      21

           Public Service Company of New Hampshire

               Balance Sheets - March 31, 1998
               and December 31, 1997..............................     30

               Statements of Income - Three Months Ended
               March 31, 1998 and 1997............................     32

               Statements of Cash Flows - Three Months Ended
               March 31, 1998 and 1997............................     33

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations......     34

            Western Massachusetts Electric Company and Subsidiary

               Consolidated Balance Sheets - March 31, 1998
               and December 31, 1997..............................     40

               Consolidated Statements of Income - Three
               Months Ended March 31, 1998 and 1997...............     42

               Consolidated Statements of Cash Flows - Three
               Months Ended March 31, 1998 and 1997...............     43

               Management's Discussion and Analysis of Financial
               Condition and Results of Operations................     44

            North Atlantic Energy Corporation

               Balance Sheets - March 31, 1998 and
               December 31, 1997..................................     51

               Statements of Income - Three Months Ended
               March 31, 1998 and 1997............................     53

               Statements of Cash Flows - Three Months Ended
               March 31, 1998 and 1997............................     54

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations......     55

            Notes to Financial Statements (unaudited -
            all companies)........................................     59

Part II.    Other Information

            Item 1.     Legal Proceedings.........................     71

            Item 5.     Other Information.........................     71

            Item 6.     Exhibits and Reports on Form 8-K..........     72

Signatures........................................................     75





                      NORTHEAST UTILITIES AND SUBSIDIARIES

                         PART I.  FINANCIAL INFORMATION

NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                             March 31,      December 31,
                                                                1998            1997
                                                            (Unaudited)     (Restated)
                                                           -------------   -------------
                                                               (Thousands of Dollars)
ASSETS
------

Utility Plant, at cost:
  Electric................................................ $  9,881,327    $  9,869,561
  Other...................................................      187,646         186,130
                                                           -------------   -------------
                                                             10,068,973      10,055,691
     Less: Accumulated provision for depreciation.........    4,429,221       4,330,599
                                                           -------------   -------------
                                                              5,639,752       5,725,092
  Unamortized PSNH acquisition costs......................      379,929         402,285
  Construction work in progress...........................      140,471         141,077
  Nuclear fuel, net.......................................      192,954         194,704
                                                           -------------   -------------
      Total net utility plant.............................    6,353,106       6,463,158
                                                           -------------   -------------
Other Property and Investments:
  Nuclear decommissioning trusts, at market...............      542,376         502,749
  Investments in regional nuclear generating
   companies, at equity...................................       90,532          86,955
  Investments in transmission companies, at equity........       20,465          19,635
  Other, at cost..........................................      104,461          95,362
                                                           -------------   -------------
                                                                757,834         704,701
                                                           -------------   -------------
Current Assets:
  Cash and cash equivalents...............................      268,663         143,403
  Special deposits........................................        2,757            -
  Investments in securitizable assets.....................      115,564         230,905
  Receivables, net........................................      187,215         214,914
  Accrued utility revenues................................       33,592          36,885
  Fuel, materials, and supplies, at average cost..........      208,690         212,721
  Recoverable energy costs, net--current portion..........       62,917          59,959
  Investments in Charter Oak Energy, Inc.
   held for sale..........................................       32,428          33,391
  Prepayments and other...................................       47,804          38,495
                                                           -------------   -------------
                                                                959,630         970,673
                                                           -------------   -------------
Deferred Charges:
  Regulatory assets (Note 2C):
    Income taxes,net......................................      941,177         938,564
    Deferred costs--nuclear plants........................      187,147         199,753
    Unrecovered contractual obligations...................      492,409         515,076
    Recoverable energy costs, net.........................      296,752         324,809
    Deferred demand side management costs.................       21,176          52,100
    Cogeneration costs....................................       25,491          33,505
    Seabrook deferral.....................................       32,577           8,376
    Other.................................................       95,120         101,095
  Unamortized debt expense................................       37,505          38,758
  Other ..................................................       71,820          63,844
                                                           ------------    ------------
                                                              2,201,174       2,275,880
                                                           ------------    ------------
Total Assets.............................................. $ 10,271,744    $ 10,414,412
                                                           ============    ============

See accompanying notes to consolidated financial statements.







NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                             March 31,      December 31,
                                                                1998            1997
                                                            (Unaudited)      (Restated)
                                                           -------------   -------------
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common shareholders' equity:
    Common shares, $5 par value--authorized
     225,000,000 shares; 136,857,443 shares issued and
     130,350,789 shares outstanding in 1998 and
     136,842,170 shares issued and 130,182,736 shares
     outstanding in 1997.................................. $    684,287    $    684,211
    Capital surplus, paid in..............................      934,825         932,493
    Deferred benefit plan--employee stock
      ownership plan......................................     (150,604)       (154,141)
    Retained earnings (Note 1)............................      689,573         707,522
                                                           -------------   -------------
           Total common shareholders' equity..............    2,158,081       2,170,085
  Preferred stock not subject to mandatory redemption.....      136,200         136,200
  Preferred stock subject to mandatory redemption.........      222,072         245,750
  Long-term debt..........................................    3,462,197       3,645,659
                                                           -------------   -------------
           Total capitalization...........................    5,978,550       6,197,694
                                                           -------------   -------------
Minority Interest in Consolidated Subsidiaries............      100,000         100,000
                                                           -------------   -------------
Obligations Under Capital Leases..........................       29,129          30,427
                                                           -------------   -------------
Current Liabilities:
  Notes payable to banks..................................       35,000          50,000
  Long-term debt and preferred stock--current
   portion................................................      425,058         274,810
  Obligations under capital leases--current
   portion................................................      179,138         177,304
  Accounts payable........................................      315,199         402,870
  Accrued taxes...........................................       75,328          46,016
  Accrued interest........................................       67,473          30,786
  Accrued pension benefits................................       68,722          77,186
  Other...................................................       89,970          88,396
                                                           -------------    ------------
                                                              1,255,888       1,147,368
                                                           -------------    ------------

Deferred Credits:
  Accumulated deferred income taxes.......................    1,976,929       1,984,513
  Accumulated deferred investment tax credits.............      156,443         158,837
  Deferred contractual obligations........................      503,243         525,076
  Other...................................................      271,562         270,497
                                                           -------------    ------------
                                                              2,908,177       2,938,923
                                                           -------------    ------------



Commitments and Contingencies (Note 7)


           Total Capitalization and Liabilities........... $ 10,271,744    $ 10,414,412
                                                           =============   =============

See accompanying notes to consolidated financial statements.







NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                            Three Months Ended
                                                                March 31,
                                                       ----------------------------
                                                                           1997
                                                             1998       (Restated)
                                                       -------------  -------------
                                                          (Thousands of Dollars,
                                                         except share information)

Operating Revenues.................................... $    958,905   $    975,368
                                                       -------------  -------------
Operating Expenses:
  Operation--
     Fuel, purchased and net interchange power........      353,537        341,382
     Other............................................      243,932        261,660
  Maintenance.........................................      120,955         99,197
  Depreciation........................................       87,229         89,179
  Amortization of regulatory assets, net..............       28,231         31,397
  Federal and state income taxes......................       16,761         15,207
  Taxes other than income taxes.......................       67,772         67,969
                                                       -------------  -------------
        Total operating expenses......................      918,417        905,991
                                                       -------------  -------------
Operating Income......................................       40,488         69,377
                                                       -------------  -------------

Other Income:
  Deferred nuclear plants return--other funds.........        1,875          1,774
  Equity in earnings of regional nuclear generating
     and transmission companies.......................        4,124          3,441
  Other, net..........................................        9,775          4,741
  Minority interest in income of subsidiary...........       (2,325)        (2,325)
  Income taxes........................................        3,024           (469)
                                                       -------------  -------------
        Other income, net.............................       16,473          7,162
                                                       -------------  -------------
        Income before interest charges................       56,961         76,539
                                                       -------------  -------------

Interest Charges:
  Interest on long-term debt..........................       70,226         70,206
  Other interest......................................          878            866
  Deferred nuclear plants return--borrowed funds......       (3,516)        (3,312)
                                                       -------------  -------------
        Interest charges, net.........................       67,588         67,760
                                                       -------------  -------------

       (Loss)/Income after interest charges...........      (10,627)         8,779

Preferred Dividends of Subsidiaries...................        7,322          7,903
                                                       -------------  -------------
Net (Loss)/Income (Note 1)............................ $    (17,949)  $        876
                                                       =============  =============

(Loss)/Earnings Per Common Share (Note 1)............. $      (0.14)  $       0.01
                                                       =============  =============

Common Shares Outstanding (average)...................  130,299,512    128,627,693
                                                       =============  =============





See accompanying notes to consolidated financial statements.






NORTHEAST UTILITIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                             -----------------------
                                                                             1997
                                                                 1998     (Restated)
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  (Loss)/Income before preferred dividends of subsidiaries.. $  (10,627) $    8,779
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................     87,229      89,179
    Deferred income taxes and investment tax credits, net...    (10,166)     16,243
    Deferred nuclear plants return, net of amortization.....     (5,391)     (5,086)
    Amortization of demand-side-management costs, net.......     30,924      13,182
    Recoverable energy costs, net of amortization...........     25,099         638
    Amortization of PSNH acquisition costs, net.............     14,135      14,141
    Amortization of deferred cogeneration costs, net .......      8,014       8,176
    Deferred nuclear refueling outage, net of amortization..      1,553      (9,128)
    Other sources of cash...................................     65,049      31,294
    Other uses of cash......................................    (17,095)    (44,527)
  Changes in working capital:
    Receivables and accrued utility revenues, net...........   (164,008)     71,602
    Fuel, materials, and supplies...........................      4,031      (7,622)
    Accounts payable........................................    (87,671)   (179,131)
    Accrued taxes...........................................     29,312      17,437
    Sale of receivables and accrued utility revenues........    195,000           -
    Investment in securitizable assets......................    115,341           -
    Other working capital (excludes cash)...................     17,717      21,991
                                                             ----------- -----------
Net cash flows from operating activities....................    298,446      47,168
                                                             ----------- -----------
Financing Activities:
  Issuance of common shares.................................        183           3
  Issuance of long-term debt................................         75           -
  Net (decrease) increase in short-term debt................    (15,000)    187,500
  Reacquisitions and retirements of long-term debt..........    (36,452)    (21,491)
  Reacquisitions and retirements of preferred stock.........    (23,678)          -
  Cash dividends on preferred stock.........................     (7,322)     (7,903)
  Cash dividends on common shares...........................          -     (32,135)
                                                             ----------- -----------
Net cash flows (used for)/from financing activities.........    (82,194)    125,974
                                                             ----------- -----------
Investment Activities:
  Investment in plant:
    Electric and other utility plant........................    (57,502)    (53,514)
    Nuclear fuel............................................        (33)     (4,987)
                                                             ----------- -----------
  Net cash flows used for investments in plant..............    (57,535)    (58,501)
  Investments in nuclear decommissioning trusts.............    (20,914)    (13,669)
  Capital contributions to Charter Oak Energy projects......          -     (28,060)
  Other investment activities, net..........................    (12,543)     (5,700)
                                                             ----------- -----------
Net cash flows used for investments.........................    (90,992)   (105,930)
                                                             ----------- -----------
Net Increase In Cash For The Period.........................    125,260      67,212
Cash and cash equivalents - beginning of period.............    143,403     194,197
                                                             ----------- -----------
Cash and cash equivalents - end of period................... $  268,663  $  261,409
                                                             =========== ===========


See accompanying notes to consolidated financial statements.








                      NORTHEAST UTILITIES AND SUBSIDIARIES

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


This section contains management's assessment of Northeast Utilities, (NU) and subsidiaries' (the NU system) financial condition and the principal factors having an impact on the results of operations. This discussion should be read in conjunction with the consolidated financial statements and footnotes in this Form 10-Q, the 1997 Form 10-K, and the Current Reports on Form 8-K dated March 9, 1998, April 8, 1998, and April 15, 1998.

FINANCIAL CONDITION

Overview

The outages at the three Millstone units (Millstone) continue to have a significant negative impact on NU's earnings. NU had a loss for the first quarter of 1998 of $0.14 cents per common share compared to a loss of $0.01 cent per common share for the first quarter of 1997. In addition to the Millstone outages, the loss was also due to retail rate reductions, mild weather and a severe January ice storm in Northern New England. The three Millstone units have been off-line for more than two years and require a vote of the Commissioners of the Nuclear Regulatory Commission (NRC) approval to restart.
NU anticipates a June restart for Millstone 3 and a restart for Millstone 2 three to four months after Millstone 3. No restart work is currently being undertaken for Millstone 1.

NU has reviewed with the Securities and Exchange Commission (SEC) the method by which it accounted for certain costs associated with the ongoing Millstone outages. For the past two years, NU, CL&P, PSNH, and WMECO have been reserving for the unavoidable costs they expected to incur to meet NRC requirements. The SEC has advised NU, CL&P, PSNH, and WMECO to reflect these costs as they are incurred. These first quarter statements have been prepared in accordance with the SEC's directive. The companies plan to submit amended Form 10-Ks for the years 1996 and 1997 to reflect this change. Management does not expect implementation of this accounting change to affect the ability of CL&P and WMECO to meet their loan covenants.

For further information on this issue, including its financial impact on the NU system, see "Notes to Financial Statements" Note 1.

Millstone Outages

The NU system has a 100-percent ownership interest in Millstone 1 and 2 and a 68-percent ownership interest in Millstone 3. Millstone units 1, 2 and 3 have been out of service since November 4, 1995, February 21, 1996, and March 30, 1996, respectively. Northeast Nuclear Energy Company (NNECO), a wholly owned subsidiary of NU, acts as an agent for certain NU system companies and other New England utilities in operating Millstone.

In January 1998, NNECO declared Millstone 3 physically ready for restart, which meant that almost all of the restart-required physical work had been completed at the plant. On April 7, 1998, Millstone 3 achieved Mode 4 operational status, which is a significant milestone for restart. The Independent Corrective Action Verification Program, an NRC-ordered independent inspection of Millstone's corrective action program and design and licensing basis, is expected to be completed for Millstone 3 in May 1998.

On May 1, 1998, NNECO had its first of  two meetings with the NRC
Commissioners, preparatory to restarting Millstone 3. Selected issues were discussed relating to the proposed restart of Millstone 3 including the Employee Concerns Program (ECP), Safety Conscious Work Environment (SCWE), Deferred Items Management (Backlog Management Plan), Management Oversight (Oversight) and Quality Assurance (QA). The NRC Special Project Office reported to the Commission that Millstone's SCWE, ECP, Oversight, and QA programs are "adequate to support restart" of Millstone 3. Additionally, the NRC Special Project Office found that Millstone 3's Backlog Management Plan "provides appropriate process for (the) timely closure of deferred items." A second NRC meeting to discuss the remaining restart items for Millstone 3 has been scheduled for June 2, 1998. The NRC Commissioners' vote on restart of Millstone 3 will likely take place within the two weeks following this second meeting.

For the three months ended March 31, 1998, the NU system's share of nonfuel O&M costs expensed for Millstone totaled approximately $115 million, unchanged from the three months ended March 31, 1997.

Replacement power costs attributable to the Millstone outages totaled approximately $86 million in the first quarter of 1998 compared to $112 million expensed in the first quarter of 1997. For the remainder of 1998, these costs are projected to average approximately $8 million per month for Millstone 3, $10 million per month for Millstone 2 and $7 million per month for Millstone 1 while the plants are out of service.

WMECO and PSNH have been expensing all of the costs to restart the units including replacement power and nonfuel O&M expenses. As a result of the recent out-of-rate base decisions in Connecticut, CL&P is permitted to recover, through its energy adjustment clause, replacement power costs for Millstone 1 effective March 1, 1998, and Millstone 2 effective May 1, 1998. See "Connecticut Rate Matters" for issues related to the recovery of Millstone 1 and Millstone 2 costs.

For further information on the current Millstone outages, see the 1997 Form 10-K and the Form 8-Ks dated March 9, 1998 and April 8, 1998.

Liquidity and Capital Resources

Cash provided from operations increased approximately $251 million in the first quarter of 1998, from 1997, primarily due to cash available through the use of two accounts receivable facilities and a decrease in the amount needed to pay down prior year accounts payable balances. Net cash from financing activities decreased approximately $208 million, primarily due to the decrease in short-term borrowings and higher preferred stock reacquisitions and retirements partially offset by the elimination of cash dividends on NU common shares. Net cash flows used for investments decreased approximately $15 million, primarily due to a 1997 capital contribution to Charter Oak Energy projects.

CL&P and WMECO established facilities under which they may sell from time to time up to $200 million and $40 million, respectively, of their accounts receivable and accrued utility revenues. As of April 30, 1998, CL&P and WMECO had sold approximately $145 million and $20 million, of accounts receivable, respectively, to third party purchasors.

NU, CL&P and WMECO are parties to a three-year revolving credit agreement (the Credit Agreement), which was amended in May 1997. CL&P and WMECO had $20 million and $15 million, respectively, outstanding at March 31, 1998, under the Credit Agreement.

Because of borrowing restrictions on NU in the Credit Agreement, NU entered into a separate $25 million, 364-day revolving credit facility with one bank in February 1998. At March 31, 1998, NU had no borrowings outstanding under this agreement.

The NU system companies' ability to borrow under their financing arrangements is dependent on their satisfaction of contractual borrowing conditions. The financial covenants that must be satisfied to permit CL&P and WMECO to borrow under the Credit Agreement are particularly restrictive throughout 1998. Spending levels in 1998, particularly the first half of the year while the Millstone units are out of service, will be constrained to levels intended to help meet the financial covenants in CL&P's and WMECO's Credit Agreement. However, there is no assurance that these financial covenants will be met as the NU system may encounter additional unexpected costs relating to storms, reduced revenues from regulatory actions, or the effect of weather on sales levels.

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

If CL&P or WMECO did not meet these covenants, the bank creditors would have a number of options, including causing the acceleration of the affected indebtedness, reducing CL&P's or WMECO's access to further credit, seeking higher interest rates and fees, asking for additional collateral and additional measures which management cannot predict.

On April 29, 1998, the DPUC issued a final decision with respect to the removal of Millstone 2 and potentially Millstone 3 from CL&P's rate base, which will have the effect of reducing earnings.

On April 22, 1998, Moody's Investors Services (Moody's) downgraded the senior secured debt of CL&P and WMECO to Ba3 from Ba2. Moody's also downgraded CL&P's and WMECO's preferred stock and NU's unsecured amortizing notes. The ratings remain under review. Moody's indicated that the downgrade was primarily due to the DPUC's decision discussed above. In particular, Moody's stated that the decision "adds to pressure for restart at a time when existing financial strains are already significant."

The downgrade of WMECO's senior secured debt brought those ratings to a level at which the sponsor of WMECO's $40 million accounts receivable program could elect to terminate the program. WMECO has initiated discussions with the sponsor concerning the effect of the downgrade on continued availability of the program. If the WMECO receivables program is terminated by the sponsor, WMECO could elect to immediately pay off the outstanding obligations or wind down the program pursuant to its terms.

CL&P's $200 million accounts receivable program could be terminated if its senior secured debt is downgraded one more step.

CL&P and WMECO finance their respective shares of the costs of the nuclear fuel for Millstone through the Niantic Bay Fuel Trust (NBFT). NBFT has initiated a private notes offering seeking up to $180 million of three-to-five year debt financing to refund $80 million of NBFT notes that mature on June 5, 1998. If this offering realizes more than $80 million, the proceeds would be used to pay down or terminate a $100 million NBFT bank revolving credit facility, which was renegotiated in February 1998 and expires in July 1998. $92 million was outstanding under the NBFT bank revolving credit facility on May 12, 1998.

If the return to service of Millstone 2 or 3 is delayed substantially beyond the present restart estimates or if some borrowing facilities become unavailable because of difficulties in meeting borrowing conditions, renegotiating extensions or refinancing maturities, if the NU system encounters additional significant costs or any other significant deviations from management's current assumptions, the currently available borrowing facilities could be insufficient to meet all of the NU system's cash requirements. In those circumstances, management would attempt to take even more stringent actions to reduce costs and cash outflows and would attempt to take other actions to obtain additional sources of funds. The availability of these funds would be dependent upon the general market conditions and the NU system's credit and financial condition at the time.

Restructuring

New Hampshire

On March 20, 1998, the New Hampshire Public Utilities Commission (NHPUC)issued an order stating that Public Service Company of New Hampshire (PSNH), a wholly owned subsidiary of NU, has demonstrated that severe financial harm would be caused by the 1997 Order that mandated a regional average rate making methodology. Thus, the NHPUC stated that an order will be issued in the future using a cost-based method to allow PSNH to continue to use its current accounting treatment.

Connecticut

On April 29, 1998, Connecticut enacted comprehensive electric utility restructuring legislation. The legislation introduces a clear path to competition in the state, while permitting, subject to mitigation requirements, utilities to recover fully their strandable costs.

In summary, the legislation provides, among other things, that retail choice will be phased in over six months beginning January 2000; rates will be capped at December 31, 1996 levels from July 1, 1998 until December 31, 1999; customers not choosing an alternate supplier can continue to receive service until January 2004 at a rate that is at least 10 percent less than 1996 rates; rates will be unbundled into several components; electric utilities will be required to auction their nonnuclear generating assets by January 2000 and their nuclear generating assets by January 2004 in order to recover strandable costs; and a certain level of securitization will be allowed.

For further information on restructuring issues, see "Notes to Financial Statements" Note 7A, NU's 1997 Form 10-K and Form 8-Ks dated March 9, 1998 and April 15, 1998.

Rate Matters

New Hampshire

On March 13, 1998, PSNH filed testimony and exhibits seeking a 3.7 percent net increase in rates in the June through December 1998 period in connection with its comprehensive fuel and purchased power adjustment clause (FPPAC) proceedings. On April 29, 1998 PSNH entered into a Stipulation and Settlement with the Office of The Consumer Advocate and the NHPUC Staff resolving most of the contested issues in the FPPAC proceeding. If this settlement is approved by the NHPUC, in conjunction with a new reduced NEPOOL capability responsibility, PSNH's revised request will produce slightly more than a 1 percent net increase in rates. This proposed rate would result in the collection of substantially all currently projected fuel and purchased power costs, but would defer for future collection a substantial portion of previously incurred costs. Hearings are scheduled for mid-May.

For further information on New Hampshire rate matters, see NU's 1997 Form 10-K and Form 8-K dated March 9, 1998.

Connecticut

On May 1, 1998, CL&P filed a statutory notice of intent to file a rate application on June 1, 1998. The notice of intent stated that CL&P is not proposing a change in rates but will hold its rates to 1996 levels.

On April 29, 1998, the DPUC issued a final decision to remove Millstone 2 from CL&P's rate base effective May 1, 1998. The decision further concluded that the DPUC would remove Millstone 3 from CL&P's rate base effective July 1, 1998 if the unit has not been operating for 100 continuous hours at 95 percent capacity by that date. Management has conservatively estimated that it may take up to six weeks for a unit to reach full power after NRC approval to restart. This duration includes several weeks of contingency shutdown which may or may not be required. The decision also provides for Millstone 3 and Millstone 2 to be automatically reinstated into rate base upon achieving the operating standard required by the decision.

Removing Millstone 2 from rate base will result in an annual reduction of CL&P's current revenue requirements of $37.7 million, or about $3 million a month.
This was computed by disallowing CL&P's recovery of Millstone 2's operation and maintenance costs, depreciation and a return on capital, but allowing CL&P to recover in the future the replacement power and capacity costs it has been expensing for Millstone 2 while the unit has been out of service. The net reduction of revenue requirements associated with removing Millstone 3 from rate base would be about $13 million a month.

The DPUC decided in its decision to make the revenue requirement reduction "noncash" by allowing CL&P to accrue the reductions associated with the removal of Millstone 2 and Millstone 3, if applicable, from rate base and apply them against the replacement power costs associated with the early retirement of the Connecticut Yankee nuclear power plant (CY) that have been deferred by order of the DPUC, pending a final decision by the Federal Energy Regulatory Commission on the prudence of the early retirement and the costs associated therewith. CL&P has been deferring these CY replacement power costs since December 1996 and the projected deferral through June 1998 is approximately $65 million.

The decision could create additional pressures on CL&P's ability to meet certain financial covenants in the Credit Agreement. The decision is expected to reduce CL&P's earnings which will make both of CL&P's key revolving credit line covenants more difficult to meet. NU and its wholly owned subsidiary, WMECO, are also parties to this credit agreement. Similar covenant requirements are included in a CL&P operating lease related to the use of four turbine generators having an installed cost of approximately $70 million. CL&P will closely review its 1998 projections in light of the decision to determine whether there are additional measures that can be implemented to assure that these covenants are met, including an evaluation of the restart schedule for Millstone 2.

For further information on Connecticut rate matters, see NU's 1997 Form 10-K and Form 8-Ks dated March 9, 1998 and April 15, 1998.

Year 2000 Issue

The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the change of the century occurs, date-sensitive systems may recognize the year 2000 as 1900, or not recognize it at all. This inability to recognize or properly treat the year 2000 may cause NU's systems to process critical financial and operational information incorrectly. The company has assessed and continues to assess the impact of the Year 2000 issue on its operating and reporting systems. This assessment is expected to be completed in the summer of 1998.

The NU system will utilize both internal and external resources to reprogram or replace and test the software for Year 2000 modifications. The total estimated remaining cost of the Year 2000 project is $36 million and is being funded through operating cash flows. This estimate does not include any costs for the the replacement or repair of equipment or devices that may be identified during the assessment process. The majority of these costs will be expensed as incurred over the next two years. To date, the company has incurred and expensed approximately $5 million related to the assessment of, and preliminary efforts in connection with, its Year 2000 project.

The costs of the project and the date on which the company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those plans. If the NU system's remediation plan is not successful, there could be a significant disruption of the NU system's operations. The company is committed to ensuring that adequate resources are available in order to implement any changes necessary for its nuclear and operating systems to be compatible with the new millennium.

Risk-Management Instruments

The NU system uses swaps, collars, puts, and calls to manage the market risk exposures associated with changes in fuel prices and variable interest rates. The NU system uses these instruments to reduce risk by essentially creating offsetting market exposures but does not use these risk-management instruments for speculative purposes.

For more information on NU system's use of risk-management instruments, see the "Notes to Financial Statements" Note 6.

CL&P employs fuel price risk-management instruments to hedge risks associated with fuel prices created by long-term, fixed-price electricity contracts with wholesale customers and the purchase or generation of replacement power related to the ongoing Millstone nuclear outages.

At March 31, 1998, CL&P had outstanding agreements with a total notional value of approximately $288 million.

NAEC has a hedge on its $200 million variable rate note, effectively fixing the interest on it at 7.823 percent.

There have been no material changes in the reported market risks for either CL&P or NAEC since the 1997 Form 10-K. For further information on CL&P's and NAEC's respective market risk exposures, see the MD&A in the 1997 10-K.


RESULTS OF OPERATIONS
                                               Income Statement Variances
                                                  Increase/(Decrease)
                                                  Millions of Dollars

                                                  First
                                                 Quarter         Percent

Operating revenues                                 $(16)            (2)%

Fuel, purchased and net
  interchange power                                  12              4
Other operation                                     (18)            (7)
Maintenance                                          22             22
Other income, net                                     5             (a)

Net Income                                          (19)            (a)

(a) Percentage greater than 100

Comparison of the First Quarter of 1998  to the First Quarter of 1997

Total operating revenues decreased in 1998, primarily due to lower revenues from regulatory decisions, lower wholesale revenues and lower other revenues, partially offset by higher fuel recoveries. Revenues from regulatory decisions decreased $18 million, primarily due to the retail rate decreases for PSNH, CL&P and WMECO. Wholesale revenues decreased $16 million, primarily due to lower 1998 capacity sales as a result of CL&P's Settlement of an ongoing dispute with the Connecticut Municipal Electric Energy Cooperative. Other revenues decreased $9 million, primarily due to lower recognition in 1998 of reimbursable conservation services and lower sales revenues. Fuel recoveries increased $25 million, primarily due to higher revenues under CL&P's and PSNH's fuel clauses. Retail kilowatt hour sales were 0.2 percent lower than those in the first quarter 1997. Both the first quarter of 1998 and 1997 experienced mild weather.

Fuel, purchased, and net interchange power expense increased in 1998, primarily due to the timing in the recognition of costs under CL&P's and PSNH's fuel clauses, partially offset by lower replacement power costs due to lower fuel prices.

Other operation and maintenance expense increased in 1998, primarily due to higher storm costs as a result of the January ice storm in New Hampshire ($16 million), higher conservation and load management amortization ($9 million), and higher recognition of nuclear refueling outage costs primarily as a result of the 1996 CL&P Rate Settlement, partially offset by lower administrative and general expenses ($19 million) and lower capacity charges from Connecticut Yankee ($8 million).

Other income, net increased in 1998, primarily due to the 1998 benefit from the 1997 shareholder derivative settlement suit, partially offset by costs associated with CL&P's accounts receivable facility.




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Northeast Utilities:

We have reviewed the accompanying consolidated balance sheet of Northeast Utilities (a Massachusetts trust) and subsidiaries as of March 31, 1998, and the related consolidated statements of income for the three-month periods ended March 31, 1998 and restated March 31, 1997, and the consolidated statements of cash flows for the three-month periods ended March 31, 1998 and restated March 31, 1997. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Northeast Utilities as of December 31, 1997, and in our report dated February 20, 1998, we expressed an unqualified opinion on that statement. As discussed in footnote 1, the December 31, 1997 balance sheet was restated to reflect an adjustment in the Company's accounting for nuclear compliance costs. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet, as restated, from which it has been derived.



                                   /s/ Arthur Andersen LLP
                                       Arthur Andersen LLP


Hartford, Connecticut
May 14, 1998




            THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

                       PART I.  FINANCIAL INFORMATION

THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                              March 31,     December 31,
                                                                 1998           1997
                                                             (Unaudited)     (Restated)
                                                            -------------  -------------
                                                                (Thousands of Dollars)
ASSETS
------

Utility Plant, at original cost:
  Electric................................................  $  6,426,350   $  6,411,018

     Less: Accumulated provision for depreciation.........     2,965,288      2,902,673
                                                            -------------  -------------
                                                               3,461,062      3,508,345
  Construction work in progress...........................        85,036         93,692
  Nuclear fuel, net.......................................       135,601        135,076
                                                            -------------  -------------
      Total net utility plant.............................     3,681,699      3,737,113
                                                            -------------  -------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............       396,619        369,162
  Investments in regional nuclear generating
   companies, at equity...................................        60,397         58,061
  Other, at cost..........................................        69,419         66,625
                                                            -------------  -------------
                                                                 526,435        493,848
                                                            -------------  -------------
Current Assets:
  Cash....................................................           236            459
  Investments in securitizable assets.....................        85,943        205,625
  Notes receivable from affiliated companies..............        14,300           -
  Receivables, net........................................        57,901         50,671
  Accounts receivable from affiliated companies...........         3,403          3,150
  Taxes receivable........................................        21,326         70,311
  Fuel, materials, and supplies, at average cost..........        77,702         81,878
  Recoverable energy costs, net--current portion..........        14,055         28,073
  Prepayments and other...................................       102,547         79,632
                                                            -------------  -------------
                                                                 377,413        519,799
                                                            -------------  -------------
Deferred Charges:
  Regulatory assets (Note 2C):
    Income taxes,net......................................       697,624        709,896
    Unrecovered contractual obligations...................       323,309        338,406
    Deferred demand side management costs.................        21,176         52,100
    Recoverable energy costs, net.........................        87,796        104,796
    Cogeneration costs....................................        25,491         33,505
    Other.................................................        52,095         54,115
  Unamortized debt expense................................        18,793         19,286
  Other...................................................        22,477         18,359
                                                            -------------  -------------
                                                               1,248,761      1,330,463
                                                            -------------  -------------

      Total Assets........................................  $  5,834,308   $  6,081,223
                                                            =============  =============

See accompanying notes to consolidated financial statements.








THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                              March 31,     December 31,
                                                                 1998           1997
                                                             (Unaudited)     (Restated)
                                                            -------------  -------------
                                                                (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common stock--$10 par value. Authorized
   24,500,000 shares; outstanding 12,222,930
   shares.................................................  $    122,229   $    122,229
  Capital surplus, paid in................................       643,729        641,333
  Retained earnings (Note 1)..............................       385,078        419,972
                                                            -------------  -------------
           Total common stockholder's equity..............     1,151,036      1,183,534
  Preferred stock not subject to mandatory
   redemption.............................................       116,200        116,200
  Preferred stock subject to mandatory redemption.........       129,072        151,250
  Long-term debt..........................................     1,885,764      2,023,316
                                                            -------------  -------------
           Total capitalization...........................     3,282,072      3,474,300
                                                            -------------  -------------
Minority Interest in Consolidated Subsidiary..............       100,000        100,000
                                                            -------------  -------------
Obligations Under Capital Leases..........................        17,915         18,042
                                                            -------------  -------------
Current Liabilities:
  Notes payable to banks..................................        20,000         35,000
  Notes payable to affiliated company.....................          -            61,300
  Long-term debt and preferred stock--current
   portion................................................       143,755         23,761
  Obligations under capital leases--current
   portion................................................       141,526        140,076
  Accounts payable........................................        80,643        124,427
  Accounts payable to affiliated companies................        61,976         92,963
  Accrued taxes...........................................        28,495         33,017
  Accrued interest........................................        31,705         14,650
  Other...................................................        29,696         23,495
                                                            -------------  -------------
                                                                 537,796        548,689
                                                            -------------  -------------

Deferred Credits:
  Accumulated deferred income taxes.......................     1,323,546      1,348,617
  Accumulated deferred investment tax credits.............       125,872        127,713
  Deferred contractual obligations........................       334,144        348,406
  Other...................................................       112,963        115,456
                                                            -------------  -------------
                                                               1,896,525      1,940,192
                                                            -------------  -------------
Commitments and Contingencies (Note 7)


           Total Capitalization and Liabilities...........  $  5,834,308   $  6,081,223
                                                            =============  =============

See accompanying notes to consolidated financial statements.





THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                               Three Months Ended
                                                                  March 31,
                                                           --------------------------
                                                                              1997
                                                               1998        (Restated)
                                                           -----------    -----------
                                                             (Thousands of Dollars)

Operating Revenues....................................     $  608,961     $  624,908
                                                           -----------    -----------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power........        246,692        266,094
     Other............................................        177,031        164,196
  Maintenance.........................................         73,372         70,621
  Depreciation........................................         57,635         59,919
  Amortization of regulatory assets, net..............         12,628         15,869
  Federal and state income taxes......................        (11,268)        (8,604)
  Taxes other than income taxes.......................         46,610         46,870
                                                           -----------    -----------
        Total operating expenses......................        602,700        614,965
                                                           -----------    -----------
Operating Income......................................          6,261          9,943
                                                           -----------    -----------

Other Income:
  Equity in earnings of regional nuclear generating
    companies.........................................          2,168          1,817
  Other, net..........................................         (6,643)         4,610
  Minority interest in income of subsidiary...........         (2,325)        (2,325)
  Income taxes........................................          3,332            (95)
                                                           -----------    -----------
        Other (loss)/income, net......................         (3,468)         4,007
                                                           -----------    -----------
        Income before interest charges................          2,793         13,950
                                                           -----------    -----------

Interest Charges:
  Interest on long-term debt..........................         32,940         33,277
  Other interest......................................            832            309
                                                           -----------    -----------
        Interest charges, net.........................         33,772         33,586
                                                           -----------    -----------


Net Loss (Note 1).....................................     $  (30,979)    $  (19,636)
                                                           ===========    ===========





See accompanying notes to consolidated financial statements.





THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                  Three Months Ended
                                                                       March 31,
                                                               -----------------------
                                                                               1997
                                                                   1998     (Restated)
                                                               ----------- -----------
                                                                (Thousands of Dollars)
Operating Activities:
  Net Loss ................................................... $  (30,979) $  (19,636)
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation..............................................     57,635      59,919
    Deferred income taxes and investment tax credits, net.....    (25,023)    (15,816)
    Amortization of deferred demand-side-management costs, net     30,924      13,182
    Recoverable energy costs, net of amortization.............     31,018      20,071
    Amortization of deferred cogeneration costs, net .........      8,014       8,176
    Deferred nuclear refueling outage, net of amortization....          -     (11,333)
    Other sources of cash.....................................     25,517      20,521
    Other uses of cash........................................     (7,207)    (29,493)
  Changes in working capital:
    Receivables and accrued utility revenues..................   (182,483)     13,698
    Fuel, materials, and supplies.............................      4,176      (5,173)
    Accounts payable..........................................    (74,771)    (85,391)
    Accrued taxes.............................................     (4,522)       (484)
    Sale of receivables and accrued utility revenues..........    175,000           -
    Investment in securitizable assets........................    119,682           -
    Other working capital (excludes cash).....................     49,326       4,189
                                                               ----------- -----------
Net cash flows from/(used for) operating activities...........    176,307     (27,570)
                                                               ----------- -----------

Financing Activities:
  Net (decrease)/increase in short-term debt..................    (76,300)    200,000
  Reacquisitions and retirements of long-term debt............    (20,006)        (11)
  Reacquisitions and retirements of preferred stock...........    (22,178)          -
  Cash dividends on preferred stock...........................     (3,915)     (3,805)
  Cash dividends on common stock..............................          -      (5,989)
                                                               ----------- -----------
Net cash flows (used for)/from financing activities...........   (122,399)    190,195
                                                               ----------- -----------

Investment Activities:
  Investment in plant:
    Electric utility plant....................................    (20,071)    (32,493)
    Nuclear fuel..............................................         71        (589)
                                                               ----------- -----------
  Net cash flows used for investments in plant................    (20,000)    (33,082)
  NU System Money Pool........................................    (14,300)   (116,250)
  Investments in nuclear decommissioning trusts...............    (14,702)     (9,885)
  Other investment activities, net............................     (5,129)     (3,615)
                                                               ----------- -----------
Net cash flows used for investments...........................    (54,131)   (162,832)
                                                               ----------- -----------
Net Decrease In Cash For The Period...........................       (223)       (207)
Cash - beginning of period....................................        459         404
                                                               ----------- -----------
Cash - end of period.......................................... $      236  $      197
                                                               =========== ===========



See accompanying notes to consolidated financial statements.





                    THE CONNECTICUT LIGHT AND POWER COMPANY

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


This section contains management's assessment of Connecticut Light and Power Company's (CL&P's or the company) financial condition and the principal factors having an impact on the results of operations. The company is a wholly-owned subsidiary of Northeast Utilities (NU). This discussion should be read in conjunction with the company's consolidated financial statements and footnotes in this Form 10-Q, the 1997 Form 10-K, and the Current Reports on Form 8-Ks dated March 25, 1998 and April 15, 1998.

FINANCIAL CONDITION

Overview

The outages at the three Millstone units (Millstone) continue to have a significant negative impact on the company's earnings. CL&P had a net loss for the first quarter of 1998 of approximately $31 million compared to a net loss of approximately $20 million for the first quarter of 1997. In addition to the Millstone outages, the loss was also due to a retail rate reduction and mild weather in 1998. The three Millstone units have been off-line for more than two years and require a vote of the Commissioners of the Nuclear Regulatory Commission (NRC) approval to restart. NU anticipates a June restart for Millstone 3 and a restart for Millstone 2 three to four months after Millstone
3.  No restart work is currently being undertaken for Millstone 1.

NU has reviewed with the Securities and Exchange Commission (SEC) the method by which it accounted for certain costs associated with the ongoing Millstone outages. For the past two years, CL&P has been reserving for the unavoidable costs it expected to incur to meet NRC requirements. The SEC has advised CL&P to reflect these costs as they are incurred. The first quarter statement has been prepared in accordance with the SEC's directive. The company plans to submit amended Form 10-Ks for the years 1996 and 1997 to reflect this change. Management does not expect implementation of this accounting change to affect the ability of CL&P to meet its loan covenants.

For further information on this issue, including its financial impact on the company, see "Notes to Financial Statements" Note 1.

Millstone Outages

CL&P has an 81-percent ownership interest in Millstone 1 and 2 and a 52.93-percent ownership interest in Millstone 3. Millstone units 1, 2 and 3 have been out of service since November 4, 1995, February 21, 1996, and March 30, 1996, respectively. Northeast Nuclear Energy Company (NNECO), a wholly-owned subsidiary of NU, acts as an agent for certain NU system companies and other New England utilities in operating Millstone.


In January 1998, NNECO declared Millstone 3 physically ready for restart, which meant that almost all of the restart-required physical work had been completed at the plant. On April 7, 1998, Millstone 3 achieved Mode 4 operational status, which is a significant milestone for restart. The Independent Corrective Action Verification Program, an NRC-ordered independent inspection of Millstone's corrective action program and design and licensing basis, is expected to be completed for Millstone 3 in May 1998.

On May 1, 1998, NNECO had its first of two meetings with the NRC Commissioners, preparatory to restarting Millstone 3. Selected issues were discussed relating to the proposed restart of Millstone 3 including the Employee Concerns Program
(ECP), Safety Conscious Work Environment (SCWE), Deferred Items Management (Backlog Management Plan) and Management Oversight (Oversight) and Quality Assurance (QA). The NRC Special Project Office reported to the Commission that Millstone's SCWE, ECP, Oversight, and QA programs are "adequate to support restart" of Millstone 3. Additionally, the NRC Special Project Office found that Millstone 3's Backlog Management Plan "provides appropriate process for
(the) timely closure of deferred items." A second NRC meeting to discuss the remaining restart items for Millstone 3 has been scheduled for June 2, 1998. The NRC Commissioners' vote on restart of Millstone 3 will likely take place within the two weeks following this second meeting.

For the three months ended March 31, 1998, CL&P's share of nonfuel operation and maintenance (O&M) costs expensed for Millstone totaled approximately
$93 million, unchanged from the three months ended March 31, 1997.

CL&P's share of replacement power costs attributable to the Millstone outages totaled approximately $74 million in the first quarter of 1998 compared to $94 million expensed in the first quarter of 1997. For the remainder of 1998, these costs are projected to average approximately $6 million per month for Millstone 3, $9 million per month for Millstone 2 and $6 million per month for Millstone 1 while the plants are out of service.

As a result of the recent out-of-rate base decisions in Connecticut, CL&P is permitted to recover, through its energy adjustment clause, replacement power costs for Millstone 1 effective March 1, 1998, and Millstone 2 effective May 1, 1998. See "Rate Matters" for issues related to the recovery of Millstone 1 and Millstone 2 costs.

For further information on the current Millstone outages, see the 1997 Form 10-
K.

Liquidity and Capital Resource

Cash provided from operations increased approximately $204 million in the first quarter of 1998, from 1997, primarily due to cash available through the use of an accounts receivable facility, lower cash operating costs related to the Millstone outages, and a decrease in the amount needed to pay down prior year accounts payable balances. Net cash from financing activities decreased approximately $313 million, primarily due to the decrease in short-term borrowings and higher preferred stock retirements partially offset by lower payments of cash dividends. Net cash flows used for investments decreased approximately $109 million, primarily due to lower investments in the NU system Money Pool.

CL&P established a facility under which it may sell from time to time up to $200 million of its accounts receivable and accrued utility revenues. As of April 30, 1998, CL&P had sold approximately $145 million of accounts receivable to third party purchasors.

NU, CL&P's and Western Massachusetts Electric Company's (WMECO's) are parties to a three-year revolving credit agreement (the Credit Agreement), which was amended in May 1997. CL&P had $20 million outstanding at March 31, 1998, under the Credit Agreement.

The NU system companies' ability to borrow under their financing arrangements is dependent on their satisfaction of contractual borrowing conditions. The financial covenants that must be satisfied to permit CL&P and WMECO to borrow under the Credit Agreement are particularly restrictive throughout 1998. Spending levels in 1998, particularly the first half of the year while the Millstone units are out of service, will be constrained to levels intended to help meet the financial covenants in CL&P's and WMECO's Credit Agreement. However, there is no assurance that these financial covenants will be met as the NU system may encounter additional unexpected costs relating to storms, reduced revenues from regulatory actions, or the effect of weather on sales levels.

Each major company in the NU system finances its own needs. Neither CL&P nor WMECO has any financing agreements containing cross defaults based on financial defaults by NU, PSNH (Public Service Company of New Hampshire) or North Atlantic Energy Corporation (NAEC). Similarly, neither PSNH nor NAEC has any financing agreements containing cross defaults based on financial defaults by NU, CL&P or WMECO. Nevertheless, it is possible that investors will take negative operating results or regulatory developments for one subsidiary of NU into account when evaluating the other NU subsidiaries. That could, as a practical matter and despite the contractual and legal separations among NU and its subsidiaries, negatively affect the company's access to financial markets.

If CL&P did not meet these covenants, the bank creditors would have a number of options, including causing the acceleration of the affected indebtedness, reducing CL&P's access to further credit, seeking higher interest rates and fees, asking for additional collateral and additional measures which management cannot predict.

On April 29, 1998, the DPUC issued a final decision with respect to the removal of Millstone 2 and potentially Millstone 3 from CL&P's rate base, which will have the effect of reducing earnings.

On April 22, 1998, Moody's Investors Services (Moody's) downgraded the senior secured debt of CL&P and WMECO to Ba3 from Ba2. Moody's also downgraded CL&P's and WMECO's preferred stock and NU's unsecured amortizing notes. The ratings remain under review. Moody's indicated that the downgrade was primarily due to the DPUC's decision discussed above. In particular, Moody's stated that the decision "adds to pressure for restart at a time when existing financial strains are already significant."

CL&P's $200 million accounts receivable program could be terminated if its senior secured debt is downgraded one more step.

CL&P and WMECO finance their respective shares of the costs of the nuclear fuel for Millstone through the Niantic Bay Fuel Trust (NBFT). NBFT has initiated a private notes offering seeking up to $180 million of three-to-five year debt financing to refund $80 million of NBFT notes that mature on June 5, 1998. If this offering realizes more than $80 million, the proceeds would be used to pay down or terminate a $100 million NBFT bank revolving credit facility, which was renegotiated in February 1998 and expires in July 1998. $92 million was outstanding under the NBFT bank revolving credit facility on May 12, 1998.

If the return to service of Millstone 2 or 3 is delayed substantially beyond the present restart estimates or if some borrowing facilities become unavailable because of difficulties in meeting borrowing conditions, renegotiating extensions, or refinancing maturities, if the NU system encounters additional significant costs or any other significant deviations from management's current assumptions, the currently available borrowing facilities could be insufficient to meet all of the NU system's cash requirements. In those circumstances, management would attempt to take even more stringent actions to reduce costs and cash outflows and would attempt to take other actions to obtain additional sources of funds. The availability of these funds would be dependent upon the general market conditions and the NU system's credit and financial condition at that time.

Restructuring

On April 29, 1998, Connecticut enacted comprehensive electric utility restructuring legislation. The legislation introduces a clear path to competition in the state, while permitting, subject to mitigation requirements, utilities to recover fully their strandable costs.

In summary, the legislation provides, among other things, that retail choice will be phased in over six months beginning January 2000; rates will be capped at December 31, 1996 levels from July 1, 1998 until December 31, 1999;
customers not choosing an alternate supplier can continue to receive service until January 2004 at a rate that is at least 10 percent less than 1996 rates; rates will be unbundled into several components; electric utilities will be required to auction their nonnuclear generating assets by January 2000 and their nuclear generating assets by January 2004 in order to recover strandable costs; and a certain level of securitization will be allowed.

For further information on restructuring issues, see "Notes to Financial Statements" Note 7A, CL&P's 1997 Form 10-K and Form 8-K dated April 15, 1998.

Rate Matters

On May 1, 1998, CL&P filed a statutory notice of intent to file a rate application on June 1, 1998. The notice of intent stated that CL&P is not proposing a change in rates but will hold its rates to 1996 levels.

On April 29, 1998, the DPUC issued a final decision to remove Millstone 2 from CL&P's rate base effective May 1, 1998. The decision further concluded that the DPUC would remove Millstone 3 from CL&P's rate base effective July 1, 1998 if the unit has not been operating for 100 continuous hours at 95 percent capacity by that date. Management has conservatively estimated that it may take up to six weeks for a unit to reach full power after NRC approval to restart. This duration includes several weeks of contingency shutdown which may or may not be required. The decision also provides for Millstone 3 and Millstone 2 to be automatically reinstated into rate base upon achieving the operating standard required by the decision.

Removing Millstone 2 from rate base will result in an annual reduction of CL&P's current revenue requirements of $37.7 million, or about $3 million a month.
This was computed by disallowing CL&P's recovery of Millstone 2's operation and maintenance costs, depreciation and a return on capital, but allowing CL&P to
recover in the future the replacement    power and capacity costs it has been
expensing for Millstone 2 while the unit has been out of service. The net reduction of revenue requirements associated with removing Millstone 3 from rate base would be about $13 million a month.

The DPUC decided in its decision to make the revenue requirement reduction "noncash" by allowing CL&P to accrue the reductions associated with the removal of Millstone 2 and Millstone 3, if applicable, from rate base and apply them against the replacement power costs associated with the early retirement of the Connecticut Yankee nuclear power plant (CY) that have been deferred by order of the DPUC, pending a final decision by the Federal Energy Regulatory Commission on the prudence of the early retirement and the costs associated therewith. CL&P has been deferring these CY replacement power costs since December 1996 and the projected deferral through June 1998 is approximately $65 million.

The decision could create additional pressures on CL&P's ability to meet certain financial covenants in the Credit Agreement. The decision is expected to reduce CL&P's earnings which will make both of CL&P's key revolving credit line covenants more difficult to meet. NU and its wholly owned subsidiary, WMECO, are also parties to this credit agreement. Similar covenant requirements are included in a CL&P operating lease related to the use of four turbine generators having an installed cost of approximately $70 million. CL&P will closely review its 1998 projections in light of the decision to determine whether there are additional measures that can be implemented to assure that these covenants are met, including an evaluation of the restart schedule for Millstone 2.

For further information on rate matters, see CL&P's 1997 Form 10-K and Form 8-K dated April 15, 1998.

Year 2000 Issue

The Year 2000 issue exists because many computer systems and applications
currently use two-digit date fields to   designate a year. As the change of the
century occurs, date-sensitive systems may recognize the year 2000 as 1900, or not recognize it at all. This inability to recognize or properly treat the year 2000 may cause NU's systems to process critical financial and operational information incorrectly. The company has assessed and continues to assess the impact of the Year 2000 issue on its operating and reporting systems. This assessment is expected to be completed in the summer of 1998.

The NU system will utilize both internal and external resources to reprogram or replace and test the software for Year 2000 modifications. The total estimated remaining cost of the Year 2000 project is $36 million and is being funded through operating cash flows. This estimate does not include any costs for the replacement or repair of equipment or devices that may be identified during the assessment process. The majority of these costs will be expensed as incurred over the next two years. To date, the company has incurred and expensed approximately $5 million related to the assessment of, and preliminary efforts in connection with, its Year 2000 project.

The costs of the project and the date on which the company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those plans. If the NU system's remediation plan is not successful, there could be a significant disruption of the NU system's operations. The company is committed to ensuring that adequate resources are available in order to implement any changes necessary for its nuclear and operating systems to be compatible with the new millennium.

Risk-Management Instruments

The company uses swaps, collars, puts, and calls to manage the market risk exposures associated with changes in fuel prices and variable interest rates. The company uses these instruments to reduce risk by essentially creating offsetting market exposures but does not use these risk-management instruments for speculative purposes. For more information on CL&P's use of risk-management instruments, see the "Notes to Financial Statements" Note 6.

CL&P employs fuel price risk-management instruments to hedge risks associated with fuel prices created by long-term, fixed-price electricity contracts with wholesale customers and the purchase or generation of replacement power related to the ongoing Millstone nuclear outages.

At March 31, 1998, CL&P had outstanding agreements with a total notional value of approximately $288 million.

There has been no material changes in the reported market risks for CL&P since the 1997 Form 10-K. For further information on CL&P's market risk exposures, see the MD&A in the 1997 10-K.



RESULTS OF OPERATIONS
                                               Income Statement Variances
                                                  Increase/(Decrease)
                                                  Millions of Dollars

                                                   First
                                                  Quarter          Percent


Operating revenues                                 $(16)             (3)%

Fuel, purchased and net
  interchange power                                 (19)             (7)
Other operation                                      13               8
Maintenance                                           3               4
Amortization of
  regulatory assets, net                             (3)            (20)
Federal and state income taxes                       (6)             (a)
Other income, net                                   (11)             (a)

Net Income                                          (11)             (a)

(a) Percentage greater than 100


Comparison of the First Quarter of 1998 to the First Quarter of 1997


Total operating revenues decreased in 1998, primarily due to lower wholesale revenues and lower retail sales, partially offset by higher fuel recoveries. Wholesale revenues decreased $14 million, primarily due to lower 1998 capacity sales. Retail sales decreased 1 percent ($4 million) primarily due to milder weather in 1998. Fuel recoveries increased $3 million, primarily due to higher revenues under the company's fuel clause.

Fuel, purchased, and net interchange power expense decreased in 1998, primarily due to lower replacement power costs due to lower fuel prices.

Other operation and maintenance expense increased in 1998, primarily due to higher capacity charges ($12 million), higher conservation and load management amortization ($9 million), higher recognition of nuclear refueling outage costs primarily as a result of the 1996 Rate Settlement ($9 million), partially offset by lower administration and general expenses ($5 million) and lower other O&M expenditures.

Amortization of regulatory assets, net decreased in 1998, primarily due to lower amortizations as a result of the 1996 Rate Settlement.

Federal and state income taxes decreased in 1998, primarily due to lower book taxable income.

Other income, net decreased in 1998, primarily due to higher costs associated with the securitization of the accounts receivable facility.




                    PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

                        PART I.  FINANCIAL INFORMATION

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

BALANCE SHEETS

                                                               March 31,     December 31,
                                                                  1998           1997
                                                              (Unaudited)     (Restated)
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
ASSETS
------

Utility Plant, at cost:
  Electric................................................   $  1,899,980   $  1,898,319

     Less: Accumulated provision for depreciation.........        598,618        590,056
                                                             -------------  -------------
                                                                1,301,362      1,308,263
  Unamortized acquisition costs...........................        379,930        402,285
  Construction work in progress...........................         13,270         10,716
  Nuclear fuel, net.......................................          1,307          1,308
                                                             -------------  -------------
      Total net utility plant.............................      1,695,869      1,722,572
                                                             -------------  -------------
Other Property and Investments:
  Nuclear decommissioning trusts, at market...............          4,769          4,332
  Investments in regional nuclear generating
   companies and subsidiary company, at equity............         19,306         19,169
  Other, at cost..........................................          3,808          3,773
                                                             -------------  -------------
                                                                   27,883         27,274
                                                             -------------  -------------
Current Assets:
  Cash and cash equivalents...............................        165,237         94,459
  Receivables, net........................................         80,182         89,338
  Accounts receivable from affiliated companies...........         12,868         38,520
  Accrued utility revenues................................         33,592         36,885
  Fuel, materials, and supplies, at average cost..........         39,286         40,161
  Recoverable energy costs--current portion...............         48,862         31,886
  Prepayments and other...................................          5,417         11,271
                                                             -------------  -------------
                                                                  385,444        342,520
                                                             -------------  -------------
Deferred Charges:
  Regulatory assets (Note 2C):
   Recoverable energy costs...............................        182,826        191,686
   Income taxes, net......................................        148,675        128,244
   Deferred costs, nuclear plant..........................        263,091        281,856
   Unrecovered contractual obligations....................         79,370         83,042
   Seabrook deferral......................................         32,577          8,376
   Other..................................................          2,228          2,214
  Deferred receivable from affiliated company.............         30,036         32,472
  Unamortized debt expense................................         11,494         11,749
  Other...................................................          6,893          5,154
                                                             -------------  -------------
                                                                  757,190        744,793
                                                             -------------  -------------
      Total Assets........................................   $  2,866,386   $  2,837,159
                                                             =============  =============



See accompanying notes to financial statements.








PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

BALANCE SHEETS

                                                               March 31,     December 31,
                                                                  1998           1997
                                                              (Unaudited)     (Restated)
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common stock--$1 par value.
   Authorized and outstanding 1,000 shares................   $          1   $          1
  Capital surplus, paid in................................        424,097        423,713
  Retained earnings (Note 1)..............................        174,642        170,501
                                                             -------------  -------------
           Total common stockholder's equity..............        598,740        594,215
  Preferred stock subject to mandatory redemption.........         75,000         75,000
  Long-term debt..........................................        516,485        516,485
                                                             -------------  -------------
           Total capitalization...........................      1,190,225      1,185,700
                                                             -------------  -------------

Obligations Under Seabrook Power Contracts
 and Other Capital Leases.................................        774,829        799,450
                                                             -------------  -------------
Current Liabilities:
  Long-term debt and preferred stock--current portion.....        195,000        195,000
  Obligations under Seabrook Power Contracts and other
   capital leases--current portion........................        127,909        122,363
  Accounts payable........................................         29,644         21,231
  Accounts payable to affiliated companies................         31,903         32,677
  Accrued taxes...........................................         78,025         69,445
  Accrued interest........................................         16,014          7,197
  Accrued pension benefits................................         46,111         46,061
  Other...................................................          7,791          9,417
                                                             -------------  -------------
                                                                  532,397        503,391
                                                             -------------  -------------
Deferred Credits:
  Accumulated deferred income taxes.......................        229,308        204,406
  Accumulated deferred investment tax credits.............          3,844          3,972
  Deferred contractual obligations........................         79,370         83,042
  Deferred revenue from affiliated company................         30,036         32,472
  Other...................................................         26,377         24,726
                                                             -------------  -------------
                                                                  368,935        348,618
                                                             -------------  -------------




Commitments and Contingencies (Note 7)

                                                             -------------  -------------
           Total Capitalization and Liabilities...........   $  2,866,386   $  2,837,159
                                                             =============  =============



See accompanying notes to financial statements.






PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

STATEMENTS OF INCOME
(Unaudited)

                                                                Three Months Ended
                                                                  March 31,
                                                           --------------------------
                                                                              1997
                                                               1998        (Restated)
                                                           -----------    -----------
                                                             (Thousands of Dollars)

Operating Revenues....................................     $  261,745     $  278,321
                                                           -----------    -----------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power........         74,946         75,569
     Other............................................         87,825         86,412
  Maintenance.........................................         28,616          8,111
  Depreciation........................................         11,507         11,242
  Amortization of regulatory assets, net..............         14,135         14,141
  Federal and state income taxes......................         15,392         27,617
  Taxes other than income taxes.......................         10,555         10,453
                                                           -----------    -----------
        Total operating expenses......................        242,976        233,545
                                                           -----------    -----------
Operating Income......................................         18,769         44,776
                                                           -----------    -----------

Other Income:
  Equity in earnings of regional nuclear generating
    companies and subsidiary company..................            671            556
  Other, net..........................................          3,397           (140)
  Income taxes........................................         (3,226)          (571)
                                                           -----------    -----------
        Other income/(loss), net......................            842           (155)
                                                           -----------    -----------
        Income before interest charges................         19,611         44,621
                                                           -----------    -----------

Interest Charges:
  Interest on long-term debt..........................         12,694         12,625
  Other interest......................................            126           (299)
                                                           -----------    -----------
        Interest charges, net.........................         12,820         12,326
                                                           -----------    -----------


Net Income (Note 1)...................................     $    6,791     $   32,295
                                                           ===========    ===========





See accompanying notes to financial statements.





PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                             -----------------------
                                                                             1997
                                                                 1998     (Restated)
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  Net Income................................................ $    6,791  $   32,295
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................     11,507      11,242
    Deferred income taxes and investment tax credits, net...     18,586      28,148
    Recoverable energy costs, net of amortization...........     (8,116)     (1,153)
    Amortization of acquisition costs, net..................     14,135      14,141
    Deferred Seabrook capital costs.........................    (24,201)          -
    Other sources of cash...................................     29,262       8,579
    Other uses of cash......................................    (34,778)    (11,535)
  Changes in working capital:
    Receivables and accrued utility revenues................     38,101      17,910
    Fuel, materials, and supplies...........................        875         985
    Accounts payable........................................      7,639     (17,291)
    Accrued taxes...........................................      8,580         357
    Other working capital (excludes cash)...................     13,095       1,389
                                                             ----------- -----------
Net cash flows from operating activities....................     81,476      85,067
                                                             ----------- -----------


Financing Activities:
  Net increase in short term debt...........................          -         250
  Cash dividends on preferred stock.........................     (2,650)     (3,312)
  Cash dividends on common stock............................          -     (85,000)
                                                             ----------- -----------
Net cash flows used for financing activities................     (2,650)    (88,062)
                                                             ----------- -----------

Investment Activities:
  Investment in plant:
    Electric utility plant..................................     (7,739)     (8,119)
    Nuclear fuel............................................          1           1
                                                             ----------- -----------
  Net cash flows used for investments in plant..............     (7,738)     (8,118)
  NU System Money Pool......................................          -      18,250
  Other investment activities, net..........................       (310)       (534)
                                                             ----------- -----------
Net cash flows used for investments.........................     (8,048)      9,598
                                                             ----------- -----------
Net Increase In Cash For The Period.........................     70,778       6,603

Cash - beginning of period..................................     94,459       1,015
                                                             ----------- -----------
Cash - end of period........................................ $  165,237  $    7,618
                                                             =========== ===========



See accompanying notes to financial statements.





                    PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


This section contains management's assessment of Public Service Company of New Hampshire's (PSNH or the company) financial condition and the principal factors having an impact on the results of operations. The company is a wholly-owned subsidiary of Northeast Utilities (NU). This discussion should be read in conjunction with PSNH's financial statements and footnotes in this Form 10-Q, the 1997 Form 10-K and Current Reports on Form 8-K dated March 9, 1998 and April 8, 1998.

FINANCIAL CONDITION

OVERVIEW

Net income was approximately $7 million for the first quarter of 1998 compared to approximately $32 million for the first quarter of 1997. The decrease in net income was primarily due to lower operating revenues and higher maintenance expenses.

PSNH has reviewed, with the Securities and Exchange Commission (SEC), the method by which it accounted for certain costs associated with the ongoing Millstone outages. For the past two years, PSNH, has been reserving for the unavoidable costs they expected to incur to meet Nuclear Regulatory Commission (NRC) requirements. The SEC has advised PSNH to reflect these costs as they are incurred. These first quarter statements have been prepared in accordance with the SEC's directive. The company plans to submit amended Form 10-Ks for the years 1996 and 1997 to reflect this change. The implementation of this accounting change does not materially impact the financial condition of the company.

For further information on this issue, including its financial impact, see "Notes to Financial Statements" Note 1.

RESTRUCTURING

On March 20, 1998, the New Hampshire Public Utilities Commission (NHPUC)issued an order stating PSNH, a wholly owned subsidiary of NU, has demonstrated that severe financial harm would be caused by the 1997 Order that mandated a regional average rate making methodology. Thus, the NHPUC stated that an order will be issued in the future using a cost-based method to allow PSNH to continue to use its current accounting treatment.

See the "Notes to Financial Statements" Note 7A, for further information on restructuring.

RATE MATTERS

On March 13, 1998, PSNH filed testimony and exhibits seeking a 3.7 percent net increase in rates in the June through December 1998 period in connection with its comprehensive fuel and purchased power adjustment clause(FPPAC)proceedings. On April 29, 1998, PSNH entered into a Stipulation and Settlement with the Office of The Consumer Advocate and the NHPUC Staff resolving most of the contested issues in the FPPAC proceeding. If this settlement is approved by the NHPUC, in conjunction with a new reduced NEPOOL capability responsibility, PSNH's revised request will produce slightly more than a 1 percent net increase in rates. This proposed rate would result in the collection of substantially all currently projected fuel and purchased power costs, but would defer for future collection a substantial portion of previously incurred costs. Hearings are scheduled for mid-May.

See the "Notes to Financial Statements" Note 2C, for further information on the FPPAC.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operations decreased approximately $4 million in the first three months of 1998, from 1997, primarily due to the deferral of the PSNH Seabrook phase-in costs billed by the North Atlantic Energy Corporation (NAEC), partially offset by higher working capital. Cash used for financing activities decreased approximately $85 million in the first three months of 1998, from 1997, due primarily to the payment of cash dividends in 1997. Cash used for investments increased approximately $18 million in the first three months of 1998, from 1997, primarily due to an increase in investments in the NU system Money Pool.

Each major company in the NU system finances its own needs. Neither the Connecticut Light and Power Company (CL&P) nor Western Massachusetts Electric Company (WMECO) has any financing agreements containing cross defaults based on financial defaults by NU, PSNH or NAEC. Similarly, neither PSNH nor NAEC has any financing agreements containing cross defaults based on financial defaults by NU, CL&P or WMECO. Nevertheless, it is possible that investors will take negative operating results or regulatory developments at one company in the NU system into account when evaluating other companies in the NU system. That could, as a practical matter and despite the contractual and legal separations among the NU companies, negatively affect each company's access to financial markets.

MILLSTONE 3

PSNH has a 2.85-percent ownership interest in Millstone 3. Millstone 3 has been out of service since March 30, 1996 and requires a vote of the Commissioners of the NRC to restart.

Northeast Nuclear Energy Company (NNECO), a wholly owned subsidiary of NU, acts as an agent for certain NU system companies and other New England utilities in operating Millstone 3.

In January 1998, NNECO declared Millstone 3 physically ready for restart, which meant that almost all of the restart-required physical work had been completed at the plant. On April 7, 1998, Millstone 3 achieved Mode 4 operational status, which is a significant milestone for restart. The Independent Corrective Action Verification Program, an NRC-ordered independent inspection of Millstone's corrective action program and design and licensing basis, is expected to be completed for Millstone 3 in May 1998.

On May 1, 1998, NNECO had its first of two meetings with the NRC Commissioners, preparatory to restarting Millstone 3. Selected issues were discussed relating to the proposed restart of Millstone 3 including the Employee Concerns Program
(ECP), Safety Conscious Work Environment (SCWE), Deferred Items Management (Backlog Management Plan), Management Oversight (Oversight) and Quality Assurance (QA). The NRC Special Project Office reported to the Commission that Millstone's SCWE, ECP, Oversight, and QA programs are "adequate to support restart" of Millstone 3. Additionally, the NRC Special Project Office found that Millstone 3's Backlog Management Plan "provides appropriate process for
(the) timely closure of deferred items." A second NRC meeting to discuss the remaining restart items for Millstone 3 has been scheduled for June 2, 1998. The NRC Commissioners' vote on restart of Millstone 3 will likely take place within the two weeks following this second meeting.

To date, PSNH's costs related to the Millstone 3 outage have not had a material impact on the company's financial position or results of operations. PSNH has been expensing all of the costs to restart the unit, including replacement power and nonfuel O&M expenses. Management expects that, under its current planning assumptions, Millstone 3's outage-related costs will continue to be immaterial to the company's results of operations.

For further information on the current Millstone outages, see PSNH's 1997 Form 10-K and the Form 8-Ks dated March 9, 1998 and April 8, 1998.

SEABROOK PERFORMANCE

PSNH is obligated to purchase NAEC's 35.98-percent share of the capacity and output generated by Seabrook 1(Seabrook) under the Seabrook Power Contract for a period equal to the length of the NRC full-power operating license for Seabrook (through 2026) whether or not Seabrook is operating and without regard to the cost of alternative sources of power. North Atlantic Energy Service Corporation is the managing agent and operates Seabrook.

Seabrook operated at a capacity factor of 81.2 percent through March 1998, compared to 100.3 percent for the same period in 1997. The lower 1998 capacity factor is due primarily to an unplanned outage that began December 5, 1997 and ended on January 17, 1998. The unplanned outage was due to a small leak in a back-up cooling system. While the unit was down the company decided to work on the air circulation system, work which was originally scheduled for later in 1998.

YEAR 2000 ISSUE

The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the change of the century occurs, date-sensitive systems may recognize the year 2000 as 1900, or not recognize it at all. This inability to recognize or properly treat the year 2000 may cause NU's systems to process critical financial and operational information incorrectly. The company has assessed and continues to assess the impact of the Year 2000 issue on its operating and reporting systems. This assessment is expected to be completed in the summer of 1998.

The NU system will utilize both internal and external resources to reprogram or replace and test the software for Year 2000 modifications. The total estimated remaining cost of the Year 2000 project is $36 million and is being funded through operating cash flows. This estimate does not include any costs for the replacement or repair of equipment or devices that may be identified during the assessment process. The majority of these costs will be expensed as incurred over the next two years. To date, the company has incurred and expensed approximately $5 million related to the assessment of, and preliminary efforts in connection with, its Year 2000 project.

The costs of the project and the date on which the company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those plans. If the NU system's remediation plan is not successful, there could be a significant disruption of the NU system's operations. The company is committed to ensuring that adequate resources are available in order to implement any changes necessary for its nuclear and operating systems to be compatible with the new millennium.


RESULTS OF OPERATIONS

                                               Income Statement Variances
                                           Three Months Ended March 31, 1998
                                                  1998 Over/(Under)1997
                                                   Millions of Dollars

                                                   Amount      Percent

Operating revenues                                  $(17)        (6)%


Other operation                                        2          2
Maintenance                                           21         (a)
Federal and state income taxes                       (10)       (34)
Other income, net                                      4         (a)

Net income                                           (26)       (79)

(a) Percent greater than 100


Total operating revenues decreased in the first three months of 1998 primarily due to lower retail revenues and lower fuel recoveries. Retail revenues decreased approximately $13 million, primarily due to the December 1997 retail rate decrease, partially offset by higher retail sales in the first quarter of 1998. Retail sales increased 1 percent, primarily due to modest economic growth in the first quarter of 1998. Fuel recoveries decreased approximately $6 million, primarily due to lower energy costs reflected in rates through March 1998.

Other operation and maintenance expense increased in the first three months of 1998 primarily due to higher storm costs as a result of the January 1998 ice storm.

Federal and state income taxes decreased in the first three months of 1998 primarily due to lower book taxable income.

Other income, net increased in the first three months of 1998, primarily due to the amortization of the Seabrook deferred charges associated with the taxes on the purchased return which began in December 1997.







             WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

                       PART I.    FINANCIAL INFORMATION

WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

                                                              March 31,    December 31,
                                                                 1998          1997
                                                             (Unaudited)    (Restated)
                                                            -------------  ------------
                                                               (Thousands of Dollars)
ASSETS
------
Utility Plant, at original cost:
  Electric................................................  $  1,285,402   $ 1,284,288

     Less: Accumulated provision for depreciation.........       574,314       559,119
                                                            -------------  ------------
                                                                 711,088       725,169
  Construction work in progress...........................        18,472        19,038
  Nuclear fuel, net.......................................        30,988        30,907
                                                            -------------  ------------
      Total net utility plant.............................       760,548       775,114
                                                            -------------  ------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............       112,127       102,708
  Investments in regional nuclear generating
   companies, at equity...................................        16,381        15,741
  Other, at cost..........................................         4,933         4,900
                                                            -------------  ------------
                                                                 133,441       123,349
                                                            -------------  ------------
Current Assets:
  Cash....................................................            93           105
  Investments in securitizable assets.....................        29,621        25,280
  Receivables, net........................................         1,781         2,739
  Accounts receivable from affiliated companies...........         2,932         3,933
  Taxes receivable........................................         4,048        10,768
  Fuel, materials, and supplies, at average cost..........         5,509         5,860
  Prepayments and other...................................        18,749        14,945
                                                            -------------  ------------
                                                                  62,733        63,630
                                                            -------------  ------------
Deferred Charges:
  Regulatory assets (Note 2C):
   Income taxes, net......................................        60,917        63,716
   Unrecovered contractual obligations....................        89,730        93,628
   Recoverable energy costs...............................        24,125        26,270
   Other..................................................        26,194        27,763
  Unamortized debt expense................................         2,491         2,695
  Other...................................................         3,552         2,963
                                                            -------------  ------------
                                                                 207,009       217,035
                                                            -------------  ------------

      Total Assets........................................  $  1,163,731   $ 1,179,128
                                                            =============  ============




See accompanying notes to consolidated financial statements.








WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

                                                              March 31,    December 31,
                                                                 1998          1997
                                                             (Unaudited)    (Restated)
                                                            -------------  ------------
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization:
  Common stock--$25 par value.
   Authorized and outstanding 1,072,471 shares............  $     26,812   $    26,812
  Capital surplus, paid in................................       151,472       151,171
  Retained earnings (Note 1)..............................        59,218        58,608
                                                            -------------  ------------
           Total common stockholder's equity..............       237,502       236,591
  Preferred stock not subject to mandatory redemption.....        20,000        20,000
  Preferred stock subject to mandatory redemption.........        18,000        19,500
  Long-term debt..........................................       347,564       386,849
                                                            -------------  ------------
           Total capitalization...........................       623,066       662,940
                                                            -------------  ------------
Obligations Under Capital Leases..........................           213           217
                                                            -------------  ------------
Current Liabilities:
  Notes payable to banks..................................        15,000        15,000
  Notes payable to affiliated company.....................        32,950        14,350
  Long-term debt and preferred stock--current
   portion................................................        41,500        11,300
  Obligations under capital leases--current
   portion................................................        33,007        32,670
  Accounts payable........................................        12,110        30,571
  Accounts payable to affiliated companies................        17,500        21,209
  Accrued taxes...........................................           456           522
  Accrued interest........................................         5,149         3,318
  Other...................................................         5,869         2,446
                                                            -------------  ------------
                                                                 163,541       131,386
                                                            -------------  ------------
Deferred Credits:
  Accumulated deferred income taxes.......................       242,316       246,453
  Accumulated deferred investment tax credits.............        22,997        23,364
  Deferred contractual obligations........................        89,730        93,628
  Other...................................................        21,868        21,140
                                                            -------------  ------------
                                                                 372,911       384,585
                                                            -------------  ------------


Commitments and Contingencies (Note 7)

           Total Capitalization and Liabilities...........  $  1,163,731   $ 1,179,128
                                                            =============  ============




See accompanying notes to consolidated financial statements.







WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                              Three Months Ended
                                                                  March 31,
                                                           ------------------------
                                                                            1997
                                                               1998      (Restated)
                                                           -----------  -----------
                                                            (Thousands of Dollars)

Operating Revenues....................................     $  107,189   $  106,054
                                                           -----------  -----------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power........         31,441       41,080
     Other............................................         33,374       31,827
  Maintenance.........................................         15,553       16,485
  Depreciation........................................         10,339       10,182
  Amortization of regulatory assets...................          1,696        1,615
  Federal and state income taxes......................          1,271       (1,267)
  Taxes other than income taxes.......................          5,677        5,457
                                                           -----------  -----------
        Total operating expenses......................         99,351      105,379
                                                           -----------  -----------
Operating Income......................................          7,838          675
                                                           -----------  -----------

Other Income:
  Equity in earnings of regional nuclear generating
    companies.........................................            596          493
  Other, net..........................................            711          570
  Income taxes........................................           (206)          72
                                                           -----------  -----------
        Other income, net.............................          1,101        1,135
                                                           -----------  -----------
        Income before interest charges................          8,939        1,810
                                                           -----------  -----------


Interest Charges:
  Interest on long-term debt..........................          6,937        5,973
  Other interest......................................            635          870
                                                           -----------  -----------
        Interest charges, net.........................          7,572        6,843
                                                           -----------  -----------


Net Income/(Loss) (Note 1)............................     $    1,367   $   (5,033)
                                                           ===========  ===========





See accompanying notes to consolidated financial statements.





WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                  Three Months Ended
                                                                       March 31,
                                                               -----------------------
                                                                               1997
                                                                   1998     (Restated)
                                                               ----------- -----------
                                                                (Thousands of Dollars)
Operating Activities:
  Net Income/(Loss)........................................... $    1,367  $   (5,033)
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation..............................................     10,339      10,182
    Deferred income taxes and investment tax credits, net.....     (3,069)       (808)
    Recoverable energy costs, net of amortization.............      2,145       1,316
    Amortization of nuclear refueling outage, net of deferrals      1,553       2,206
    Other sources of cash.....................................      6,705       3,777
    Other uses of cash........................................       (690)    (11,332)
  Changes in working capital:
    Receivables and accrued utility revenues..................    (18,041)      3,485
    Fuel, materials, and supplies.............................        351         180
    Accounts payable..........................................    (22,170)    (15,445)
    Accrued taxes.............................................        (66)      6,700
    Sale of receivables and accrued utility revenues..........     20,000           -
    Investments in securitizable assets.......................     (4,341)          -
    Other working capital (excludes cash).....................      8,170         683
                                                               ----------- -----------
Net cash flows from/(used for) operating activities...........      2,253      (4,089)
                                                               ----------- -----------

Financing Activities:
  Net decrease in short-term debt.............................     18,600      43,500
  Reacquisitions and retirements of long-term debt............     (9,800)    (14,700)
  Reacquisitions and retirements of preferred stock...........     (1,500)          -
  Cash dividends on preferred stock...........................       (757)       (785)
  Cash dividends on common stock..............................          -     (15,004)
                                                               ----------- -----------
Net cash flows from financing activities......................      6,543      13,011
                                                               ----------- -----------
Investment Activities:
  Investment in plant:
    Electric utility plant....................................     (3,423)     (6,056)
    Nuclear fuel..............................................         20         (30)
                                                               ----------- -----------
  Net cash flows used for investments in plant................     (3,403)     (6,086)
  Investments in nuclear decommissioning trusts...............     (4,732)     (2,455)
  Other investment activities, net............................       (673)       (401)
                                                               ----------- -----------
Net cash flows used for investments...........................     (8,808)     (8,942)
                                                               ----------- -----------
Net Decrease In Cash For The Period...........................        (12)        (20)
Cash and cash equivalents- beginning of period................        105          67
                                                               ----------- -----------
Cash and cash equivalents- end of period...................... $       93  $       47
                                                               =========== ===========

See accompanying notes to consolidated financial statements.








                     WESTERN MASSACHUSETTS ELECTRIC COMPANY

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


This section contains management's assessment of Western Massachusetts Electric Company (WMECO or the company) financial condition and the principal factors having an impact on the results of operations. The company is a wholly-owned subsidiary of Northeast Utilities (NU). This discussion should be read in conjunction with the company's financial statements and footnotes in this Form 10-Q, the 1997 Form 10-K, and the Current Reports on Form 8-K dated March 25, 1998 and April 20, 1998.

FINANCIAL CONDITION

Overview

WMECO had net income of $1.4 million for the first quarter of 1998 compared to a net loss of $5.0 million for the first quarter of 1997. The 1998 net income was a result of lower replacement power costs and higher retail sales, partially offset by the impact of a retail rate reduction, effective March 1, 1998. Retail kilowatt-hour sales for the quarter increased 3.8 percent from 1997, primarily due to modest economic growth.

The outages at the three Millstone units (Millstone) continue to have a significant negative impact on WMECO's net income. The three Millstone units have been off-line for more than two years and require a vote of the Commissioners of the Nuclear Regulatory Commission (NRC) approval to restart. NU anticipates a June restart for Millstone 3 and a restart for Millstone 2 three to four months after Millstone 3. No restart work is currently being undertaken for Millstone 1.

WMECO has reviewed with the Securities and Exchange Commission (SEC) the method by which it accounted for certain costs associated with the ongoing Millstone outages. For the past two years, WMECO has been reserving for the unavoidable costs it expected to incur to meet NRC requirements. The first quarter statement has been prepared in accordance with the SEC's directive. The company plans to submit amended Form 10-Ks for the years 1996 and 1997 to reflect this change. Management does not expect implementation of this accounting change to affect the ability of WMECO to meet its loan covenants.

For further information on the this issue, including its financial impact on the company, see "Notes to Financial Statements," Note 1.

Millstone Outages

WMECO has a 19-percent ownership interest in Millstone 1 and 2 and a 12.24-percent ownership interest in Millstone 3. Millstone units 1, 2 and 3 have been out of service since November 4, 1995, February 21, 1996, and March 30, 1996, respectively. Northeast Nuclear Energy Company (NNECO), a wholly owned subsidiary of NU, acts as an agent for certain NU system companies and other New England utilities in operating Millstone.

In January 1998, NNECO declared Millstone 3 physically ready for restart, which meant that almost all of the restart-required physical work had been completed at the plant. On April 7, 1998, Millstone 3 achieved Mode 4 operational status, which is a significant milestone for restart. The Independent Corrective Action Verification Program, an NRC-ordered independent inspection of Millstone's corrective action program and design and licensing basis, is expected to be completed for Millstone 3 in May 1998.

On May 1, 1998, NNECO had its first of two meetings with the NRC Commissioners, preparatory to restarting Millstone 3. Selected issues were discussed relating to the proposed restart of Millstone 3 including the Employee Concerns Program
(ECP), Safety Conscious Work Environment (SCWE), Deferred Items Management (Backlog Management Plan) and Management Oversight (Oversight) and Quality Assurance (QA). The NRC Special Project Office reported to the Commission that Millstone's SCWE, ECP, Oversight, and QA programs are "adequate to support restart" of Millstone 3. Additionally, the NRC Special Project Office found that Millstone 3's Backlog Management Plan "provides appropriate process for
(the) timely closure of deferred items." A second NRC meeting to discuss the remaining restart items for Millstone 3 has been scheduled for June 2, 1998. The NRC Commissioners' vote on restart of Millstone 3 will likely take place within the two weeks following this second meeting.

For the three months ended March 31, 1998, WMECO's share of nonfuel operation and maintenance (O&M) costs expensed for Millstone totaled approximately $21 million, unchanged from the three months ended March 31, 1997.

WMECO's share of replacement power costs attributable to the Millstone outages totaled approximately $11 million in the first quarter of 1998 compared to $16 million expensed in the first quarter of 1997. For the remainder of 1998, these costs for 1998 are projected to average approximately $1 million per month for all three Millstone units while the plants are out of service.

WMECO has been expensing all of the costs to restart the units including replacement power and nonfuel O&M expenses.

For further information on the current Millstone outages, see WMECO's 1997 Form 10-K and the Form 8-Ks dated March 25, 1998, and April 20, 1998.

Liquidity and Capital Resources

Cash provided from operations increased approximately $6 million in the first quarter of 1998, from 1997, primarily due to cash available through the use of an accounts receivable facility, lower cash operating costs related to the Millstone outages, and a decrease in the amount needed to pay down prior year accounts payable balances. Net cash from financing activities decreased approximately $6 million, primarily due to the decrease in short-term borrowings, partially offset by lower payments of cash dividends and lower preferred stock reacquisitions and retirements

WMECO established a facility under which it may sell from time to time up to $40 million of its accounts receivable and accrued utility revenues. As of April 30, 1998, WMECO had sold approximately $20 million of accounts receivable to third party purchasors.

NU, Connecticut Light and Power Company (CL&P) and WMECO are parties to a three-year revolving credit agreement (the Credit Agreement), which was amended in May 1997. At March 31, 1998, WMECO had $15 million outstanding under the Credit Agreement.

The NU system companies' ability to borrow under their financing arrangements is dependent on their satisfaction of contractual borrowing conditions. The financial covenants that must be satisfied to permit CL&P and WMECO to borrow under the Credit Agreement are particularly restrictive throughout 1998. Spending levels in 1998, particularly the first half of the year while the Millstone units are out of service, will be constrained to levels intended to help meet the financial covenants in CL&P's and WMECO's Credit Agreement. However, there is no assurance that these financial covenants will be met as the NU system may encounter additional unexpected costs relating to storms, reduced revenues from regulatory actions, or the effect of weather on sales levels.

Each major company in the NU system finances its own needs. Neither CL&P nor WMECO has any financing agreements containing cross defaults based on financial defaults by NU, Public Service Company of New Hampshire (PSNH) or North Atlantic Energy Corporation (NAEC). Similarly, neither PSNH nor NAEC has any financing agreements containing cross defaults based on financial defaults by NU, CL&P or WMECO. Nevertheless, it is possible that investors will take negative operating results or regulatory developments at one company in the NU system into account when evaluating other companies in the NU system. That could, as a practical matter and despite the contractual and legal separations among the NU companies, negatively affect each company's access to financial markets.

If CL&P or WMECO did not meet these covenants, the bank creditors would have a number of options, including causing the acceleration of the affected indebtedness, reducing CL&P's or WMECO's access to further credit, seeking higher interest rates and fees, asking for additional collateral and additional measures which management cannot predict.

On April 22, 1998, Moody's Investors Services (Moody's) downgraded the senior secured debt of CL&P and WMECO to Ba3 from Ba2. Moody's also downgraded CL&P's and WMECO's preferred stock and NU's unsecured amortizing notes. The ratings remain under review. Moody's indicated that the downgrade was primarily due to the Department of Public Utility Control's (DPUC) decision which removed Millstones 1 and 2, and potentially Millstone 3 from rate base. In particular, Moody's stated that the decision "adds to pressure for restart at a time when existing financial strains are already significant."

The downgrade of WMECO's senior secured debt brought those ratings to a level at which the sponsor of WMECO's $40 million accounts receivable program could elect to terminate the program. WMECO has initiated discussions with the sponsor concerning the effect of the downgrade on continued availability of the program. If the program is terminated by the sponsor, WMECO could elect to immediately pay off the outstanding obligations or wind down the program pursuant to its terms.

CL&P and WMECO finance their respective shares of the costs of the nuclear fuel for Millstone through the Niantic Bay Fuel Trust (NBFT). NBFT has initiated a private notes offering seeking up to $180 million of three-to-five year debt financing to refund $80 million of NBFT notes that mature on June 5, 1998. If this offering realizes more than $80 million, the proceeds would be used to pay down or terminate a $100 million NBFT bank revolving credit facility, which was renegotiated in February 1998 and expires in July 1998. $92 million was outstanding under the NBFT bank revolving credit facility on May 12, 1998.

If the return to service of Millstone 2 or 3 is delayed substantially beyond the present restart estimates or if some borrowing facilities become unavailable because of difficulties in meeting borrowing conditions, renegotiating extensions, or refinancing maturities, if the system encounters additional significant costs or any other significant deviations from management's current assumptions, the currently available borrowing facilities could be insufficient to meet all of the NU system's cash requirements. In those circumstances, management would attempt to take even more stringent actions to reduce costs and cash outflows and would attempt to take other actions to obtain additional sources of funds. The availability of these funds would be dependent upon the general market conditions and the NU system's credit and financial condition at the time.

Year 2000 Issue

The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the change of the century occurs, date-sensitive systems may recognize the year 2000 as 1900, or not recognize it at all. This inability to recognize or properly treat the year 2000 may cause NU's systems to process critical financial and operational information incorrectly. The company has assessed and continues to assess the impact of the Year 2000 issue on its operating and reporting systems. This assessment is expected to be completed in the summer of 1998.

The NU system will utilize both internal and external resources to reprogram or replace and test the software for Year 2000 modifications. The total estimated remaining cost of the Year 2000 project is $36 million and is being funded through operating cash flows. This estimate does not include any costs for the replacement or repair of equipment or devices that may be identified during the assessment process. The majority of these costs will be expensed as incurred over the next two years. To date, the company has incurred and expensed approximately $5 million related to the assessment of, and preliminary efforts in connection with, its Year 2000 project.

The costs of the project and the date on which the company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those plans. If the NU system's remediation plan is not successful, there could be a significant disruption of the NU system's operations. The company is committed to ensuring that adequate resources are available in order to implement any changes necessary for its nuclear and operating systems to be compatible with the new millennium.


RESULTS OF OPERATIONS


                                               Income Statement Variances
                                                 Increase/(Decrease)
                                                 Millions of Dollars

                                                 First
                                                Quarter         Percent

Operating revenues                                 $1             (2)%

Fuel, purchased and net
  interchange power                               (10)           (23)
Other operation                                     2              5
Maintenance                                        (1)            (6)
Federal and state income taxes                      3             (a)

Net Income                                         $1             (a)

(a) Percentage greater than 100


Comparison of the First Quarter of 1998 to the First Quarter of 1997

Total operating revenues increased in 1998, primarily due to higher retail sales, partially offset by lower revenues from regulatory decisions. Retail kilowatt-hour sales for the quarter increased 3.8 percent from 1997, primarily due to modest economic growth. Revenues from regulatory decisions decreased primarily due to a retail rate decrease, effective March 1, 1998.

Fuel, purchased, and net interchange power expense decreased in 1998, primarily due to lower replacement power costs in 1998.

Federal and state income taxes increased in 1998, primarily due to higher book taxable income.





                       NORTH ATLANTIC ENERGY CORPORATION

                         PART I.  FINANCIAL INFORMATION

NORTH ATLANTIC ENERGY CORPORATION

BALANCE SHEETS

                                                               March 31,
                                                                  1998       December 31,
                                                              (Unaudited)        1997
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
ASSETS
------

Utility Plant, at original cost:
  Electric................................................   $    773,646   $    779,111

     Less: Accumulated provision for depreciation.........        151,762        143,778
                                                             -------------  -------------
                                                                  621,884        635,333
  Construction work in progress...........................          5,748          4,616
  Nuclear fuel, net.......................................         25,057         27,413
                                                             -------------  -------------
      Total net utility plant.............................        652,689        667,362
                                                             -------------  -------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............         28,861         26,547
                                                             -------------  -------------
                                                                   28,861         26,547
                                                             -------------  -------------

Current Assets:
  Cash....................................................             51             13
  Special deposits........................................          2,757           -
  Notes receivable from affiliated companies..............         26,750           -
  Receivables from affiliated companies...................         23,247         25,695
  Taxes receivable........................................          6,695          4,613
  Materials and supplies, at average cost.................         12,943         13,003
  Prepayments and other...................................          2,088          4,220
                                                             -------------  -------------
                                                                   74,531         47,544
                                                             -------------  -------------
Deferred Charges:
  Regulatory assets:
   Deferred costs--Seabrook...............................        187,147        199,753
   Income taxes, net......................................         45,966         48,736
   Recoverable energy costs...............................          2,005          2,057
   Unamortized loss on reacquired debt....................         17,044         18,938
  Unamortized debt expense................................          3,462          3,702
                                                             -------------  -------------
                                                                  255,624        273,186
                                                             -------------  -------------
      Total Assets........................................   $  1,011,705   $  1,014,639
                                                             =============  =============



See accompanying notes to financial statements.







NORTH ATLANTIC ENERGY CORPORATION

BALANCE SHEETS

                                                               March 31,
                                                                  1998       December 31,
                                                              (Unaudited)        1997
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common stock--$1 par value. Authorized
   and outstanding 1,000 shares..........................    $          1   $          1
  Capital surplus, paid in................................        160,999        160,999
  Retained earnings.......................................         65,612         58,702
                                                             -------------  -------------
           Total common stockholder's equity..............        226,612        219,702
  Long-term debt..........................................        475,000        475,000
                                                             -------------  -------------
           Total capitalization...........................        701,612        694,702
                                                             -------------  -------------


Current Liabilities:
  Notes payable to affiliated company.....................           -             9,950
  Long-term debt--current portion.........................         20,000         20,000
  Accounts payable........................................          5,551          7,912
  Accounts payable to affiliated companies................          5,815          6,040
  Accrued interest........................................          9,794          3,025
  Accrued taxes...........................................            950           -
  Other...................................................            325          1,055
                                                             -------------  -------------
                                                                   42,435         47,982
                                                             -------------  -------------

Deferred Credits:
  Accumulated deferred income taxes.......................        214,840        216,701
  Deferred obligation to affiliated company...............         30,036         32,472
  Other...................................................         22,782         22,782
                                                             -------------  -------------
                                                                  267,658        271,955
                                                             -------------  -------------


Commitments and Contingencies (Note 6)



                                                             -------------  -------------
           Total Capitalization and Liabilities...........   $  1,011,705   $  1,014,639
                                                             =============  =============



See accompanying notes to financial statements.





NORTH ATLANTIC ENERGY CORPORATION
STATEMENTS OF INCOME
(Unaudited)

                                                                Three Months Ended
                                                                  March 31,
                                                           --------------------------
                                                               1998           1997
                                                           -----------    -----------
                                                             (Thousands of Dollars)

Operating Revenues....................................     $   68,169     $   41,976
                                                           -----------    -----------
Operating Expenses:
  Operation --
     Fuel.............................................          3,222          3,828
     Other............................................          8,457          7,890
  Maintenance.........................................          2,996          2,933
  Depreciation........................................          6,412          6,357
  Amortization of regulatory assets, net..............         21,366           -
  Federal and state income taxes......................          8,970          3,245
  Taxes other than income taxes.......................          3,098          3,317
                                                           -----------    -----------
        Total operating expenses......................         54,521         27,570
                                                           -----------    -----------
Operating Income......................................         13,648         14,406
                                                           -----------    -----------

Other Income:
  Deferred Seabrook return--other funds...............          1,875          1,741
  Other, net..........................................         (2,384)           116
  Income taxes........................................          3,175            154
                                                           -----------    -----------
        Other income, net.............................          2,666          2,011
                                                           -----------    -----------
        Income before interest charges................         16,314         16,417
                                                           -----------    -----------
Interest Charges:
  Interest on long-term debt..........................         12,815         12,527
  Other interest......................................            (20)           (75)
  Deferred Seabrook return--borrowed funds............         (3,390)        (3,275)
                                                           -----------    -----------
        Interest charges, net.........................          9,405          9,177
                                                           -----------    -----------

Net Income............................................     $    6,909     $    7,240
                                                           ===========    ===========

See accompanying notes to financial statements.





NORTH ATLANTIC ENERGY CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                             -----------------------
                                                                 1998        1997
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  Net Income................................................ $    6,909  $    7,240
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................      6,412       6,357
    Deferred income taxes and investment tax credits, net...        909       5,888
    Deferred Seabrook return, net of amortization...........     16,329      (5,016)
    Amortization of deferred obligation to affiliated co....     (2,436)          -
    Other sources of cash...................................     10,746       4,985
    Other uses of cash......................................     (3,723)       (454)
  Changes in working capital:
    Receivables.............................................      2,448       2,052
    Materials and supplies..................................         60        (586)
    Accounts payable........................................     (2,586)    (16,239)
    Accrued taxes...........................................        950      (2,121)
    Other working capital (excludes cash)...................      3,332      11,769
                                                             ----------- -----------
Net cash flows from operating activities....................     39,350      13,875
                                                             ----------- -----------

Financing Activities:
  Net increase (decrease) in short-term debt................     (9,950)     18,250
  Cash dividends on common stock............................       -        (25,000)
                                                             ----------- -----------
Net cash flows used for financing activities................     (9,950)     (6,750)
                                                             ----------- -----------

Investment Activities:
  Investment in plant:
    Electric utility plant..................................     (1,146)     (1,700)
    Nuclear fuel............................................       (124)     (4,364)
                                                             ----------- -----------
  Net cash flows used for investments in plant..............     (1,270)     (6,064)
  NU System Money Pool......................................    (26,750)          -
  Investments in nuclear decommissioning trusts.............     (1,342)     (1,212)
                                                             ----------- -----------
Net cash flows used for investments.........................    (29,362)     (7,276)
                                                             ----------- -----------
Net Increase/(Decrease) In Cash For The Period..............         38        (151)

Cash - beginning of period..................................         13         299
                                                             ----------- -----------
Cash - end of period........................................ $       51  $      148
                                                             =========== ===========


See accompanying notes to financial statements.







                       North Atlantic Energy Corporation

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


This section contains management's assessment of North Atlantic Energy Corporation's (NAEC or the company) financial condition and the principal factors having an impact on the results of operations. The company is a wholly-owned subsidiary of Northeast Utilities (NU). This discussion should be read in conjunction with the company's financial statements and footnotes in this Form 10-Q, the 1997 Form 10-K, and the Current Reports on Form 8-K dated March 9, 1998 and April 8, 1998.

FINANCIAL CONDITION

OVERVIEW

Under the Seabrook Power Contract, (the Contract), Public Service Company of New Hampshire (PSNH) is unconditionally obligated to pay the company's cost of service for a period equal to the length of the Nuclear Regulatory Commission
(NRC) full-power operating license for Seabrook (through 2026) whether or not Seabrook 1 is operating and without regard to the cost of alternative sources of power. In addition, PSNH will be obligated to pay decommissioning and project cancellation costs after the termination of the operating license.

NAEC had net income of approximately $7 million for the three months ended March 31, 1998, unchanged from the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operations increased by approximately $25 million in the first three months of 1998, from 1997, as a result of the beginning of the amortization of the Seabrook deferred return in December 1997, which is billed through the Seabrook Power Contract, to PSNH. Cash used for financing activities increased by approximately $3 million in the first three months of 1998, from 1997, primarily due the payment of cash dividends in 1997, partially offset by the repayment of short-term debt related to the NU system money pool. Cash used for investments increased by approximately $22 million in the first three months of 1998, from 1997, primarily due an increase in investments in the Money Pool, partially offset by lower nuclear fuel expenditures.

Each major subsidiary of NU finances its own needs. Neither The Connecticut Light and Power Company (CL&P) nor Western Massachusetts Electric Company (WMECO) has any financing agreements containing cross defaults based on financial defaults by NU, PSNH or NAEC. Similarly, neither PSNH nor NAEC has any financing agreements containing cross defaults based on financial defaults by NU, CL&P or WMECO. Nevertheless, it is possible that investors will take negative operating results or regulatory developments at one company in the NU system into account when evaluating other companies in the NU System. That could, as a practical matter and despite the contractual and legal separations among the NU companies, negatively affect each company's access to financial markets.

PSNH RESTRUCTURING

On March 20, 1998, the New Hampshire Public Utilities Commission (NHPUC)issued an order stating that PSNH, a wholly owned subsidiary of NU, has demonstrated that severe financial harm would be caused by the 1997 Order that mandated a regional average rate making methodology. Thus, the NHPUC stated that an order will be issued in the future using a cost-based method to allow PSNH to continue to use its current accounting treatment.

See the "Notes to Financial Statements" Note 7A, for further information on restructuring.

SEABROOK PERFORMANCE

Seabrook operated at a capacity factor of 81.2 percent through March 1998, compared to 100.3 percent for the same period in 1997. The lower 1998 capacity factor is due primarily to an unplanned outage that began December 5, 1997 and ended on January 17, 1998. The unplanned outage was due to a small leak in a back-up cooling system. While the unit was down the company decided to work on the air circulation system, work which was originally scheduled for later in 1998.

RISK-MANAGEMENT INSTRUMENTS

NAEC uses swaps to manage the market risk exposures associated with variable interest rates. The company uses these instruments to reduce risk by essentially creating offsetting market exposures but does not use these risk-management instruments for speculative purposes.

For further information on risk-management instruments, see the "Notes to Financial Statements" Note 6.

NAEC has a hedge on its $200 million variable rate note, effectively fixing the interest on it at 7.823 percent.

There have been no material changes in the reported market risk for NAEC since the 1997 Form 10-K. For further information on NAEC's market risk exposure, see the MD&A in the 1997 10-K.

YEAR 2000 ISSUE

The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the change of the century occurs, date-sensitive systems may recognize the year 2000 as 1900, or not recognize it at all. This inability to recognize or properly treat the year 2000 may cause NU's systems to process critical financial and operational information incorrectly. The company has assessed and continues to assess the impact of the Year 2000 issue on its operating and reporting systems. This assessment is expected to be completed in the summer of 1998.

The NU system will utilize both internal and external resources to reprogram or replace and test the software for Year 2000 modifications. The total estimated remaining cost of the Year 2000 project is $36 million and is being funded through operating cash flows. This estimate does not include any costs for the replacement or repair of equipment or devices that may be identified during the assessment process. The majority of these costs will be expensed as incurred over the next two years. To date, the company has incurred and expensed approximately $5 million related to the assessment of, and preliminary efforts in connection with, its Year 2000 project.

The costs of the project and the date on which the company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those plans. If the NU system's remediation plan is not successful, there could be a significant disruption of the NU system's operations. The company is committed to ensuring that adequate resources are available in order to implement any changes necessary for its nuclear and operating systems to be compatible with the new millennium.

RESULTS OF OPERATIONS


                                               Income Statement Variance
                                             Three months Ended March 31, 1998
                                                  1998 Over/(Under)1997
                                                   Millions of Dollars

                                                  Amount        Percent

Operating revenues                                 $26            62%


Amortization of Regulatory
  Assets, net                                       21            (a)
Federal and State Income Taxes                       3            87
Other, net                                          (2)           (a)

Net income                                           -             -

(a) Percent greater than 100

OPERATING REVENUES

Operating revenues represent amounts billed to PSNH under the terms of the Power Contracts and billings to PSNH for decommissioning expense.

Operating revenues increased in the first three months of 1998 primarily due to increased sales to PSNH as a result of the amortization of the Seabrook deferred return which began in December 1997.

AMORTIZATION OF REGULATORY ASSETS, NET

Amortization of Regulatory Assets, net increased in the first three months of 1998 primarily due to the amortization of the Seabrook deferred return which began in December 1997.

FEDERAL AND STATE INCOME TAXES

Federal and State income taxes increased in the first three months of 1998 primarily due to higher book taxable income.

OTHER, NET

Other, net decreased in the first three months of 1998 primarily due to the amortization of the Seabrook deferred charges associated with the taxes on the purchased return which began in December 1997.




                      NORTHEAST UTILITIES AND SUBSIDIARIES
            THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES
                    PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
             WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY
                       NORTH ATLANTIC ENERGY CORPORATION


                   NOTES TO FINANCIAL STATEMENTS (Unaudited)


1.   SECURITIES AND EXCHANGE COMMISSION INQUIRY AND RESTATEMENT
     (NU, CL&P, PSNH, WMECO)

The SEC inquired into the NU system's accounting for nuclear compliance costs. These costs are the unavoidable incremental costs associated with the current nuclear outages required to be incurred prior to restart of the units in accordance with correspondence received from the NRC early in 1996. The SEC's view is that these unavoidable costs associated with nuclear outages and procedures to be implemented at nuclear power plants in response to regulatory requirements required prior to restart of the units should be expensed as incurred. For the past two years, NU, CL&P, PSNH and WMECO have been reserving for these unavoidable incremental costs they expected to incur to meet NRC standards. The SEC has advised NU, CL&P, PSNH and WMECO to reflect these costs as they are incurred. While NU and its independent auditors, Arthur Andersen LLP, believed the accounting was required by, and was in accordance with, generally accepted accounting principles, the company has agreed to adjust its accounting for nuclear compliance costs beginning with its 1998 financial statements and amend its 1996 and 1997 Form 10-K filings. The financial statements within this Form 10-Q reflect this change.

The NU system's decision to recognize nuclear compliance costs as incurred will effect earnings for all quarters in 1996 and 1997. The following table discloses, by quarter and by year, the effect on earnings of this change in accounting for NU, CL&P, PSNH and WMECO.


Effect on Earnings - Reporting Nuclear Compliance Costs as Incurred

                                        As Reported       Adjustment Amount        As Restated

                                         Net                   Net                  Net
Company       For the Period        Income/(Loss) EPS     Income/(Loss) EPS    Income/(Loss)  EPS
(Dollars in thousands, except per share data)
NU         Year Ended     12/31/97   ($135,708) ($1.05)       $5,746   $0.05     ($129,962) ($1.00)
           Quarter Ended  12/31/97    ($37,029) ($0.29)     ($15,960) ($0.12)     ($52,989) ($0.41)
           Quarter Ended  09/30/97    ($51,745) ($0.40)      $20,913   $0.16      ($30,832) ($0.24)
           Quarter Ended  06/30/97    ($64,439) ($0.50)      $17,422   $0.13      ($47,017) ($0.37)
           Quarter Ended  03/31/97     $17,505   $0.14      ($16,629) ($0.13)         $876   $0.01

           Year Ended     12/31/96      $1,831   $0.01       $37,099   $0.29       $38,930   $0.30
           Quarter Ended  12/31/96    ($76,370) ($0.60)      $13,620   $0.11      ($62,750) ($0.49)
           Quarter Ended  09/30/96      $1,033   $0.01       ($4,600) ($0.04)      ($3,567) ($0.03)
           Quarter Ended  06/30/96     $11,666   $0.09        $5,906   $0.05       $17,572   $0.14
           Quarter Ended  03/31/96     $65,502   $0.51       $22,173   $0.17       $87,675   $0.67

CL&P       Year Ended     12/31/97   ($144,377)   N/A         $4,780    N/A      ($139,597)   N/A
           Quarter Ended  12/31/97    ($23,780)   N/A       ($12,860)   N/A       ($36,640)   N/A
           Quarter Ended  09/30/97    ($50,077)   N/A        $16,917    N/A       ($33,160)   N/A
           Quarter Ended  06/30/97    ($64,089)   N/A        $13,928    N/A       ($50,161)   N/A
           Quarter Ended  03/31/97     ($6,431)   N/A       ($13,205)   N/A       ($19,636)   N/A

           Year Ended     12/31/96    ($80,237)   N/A        $29,369    N/A       ($50,868)   N/A
           Quarter Ended  12/31/96    ($75,450)   N/A        $10,651    N/A       ($64,799)   N/A
           Quarter Ended  09/30/96    ($26,938)   N/A        ($3,644)   N/A       ($30,582)   N/A
           Quarter Ended  06/30/96    ($10,700)   N/A         $4,698    N/A        ($6,002)   N/A
           Quarter Ended  03/31/96     $32,851    N/A        $17,664    N/A        $50,515    N/A

PSNH       Year Ended     12/31/97     $92,422    N/A          ($250)   N/A        $92,172    N/A
           Quarter Ended  12/31/97     $19,676    N/A            $12    N/A        $19,688    N/A
           Quarter Ended  09/30/97     $19,056    N/A          ($156)   N/A        $18,900    N/A
           Quarter Ended  06/30/97     $21,161    N/A           $128    N/A        $21,289    N/A
           Quarter Ended  03/31/97     $32,529    N/A          ($234)   N/A        $32,295    N/A

           Year Ended     12/31/96     $96,902    N/A           $563    N/A        $97,465    N/A
           Quarter Ended  12/31/96     $13,725    N/A           $372    N/A        $14,097    N/A
           Quarter Ended  09/30/96     $30,646    N/A           ($70)   N/A        $30,576    N/A
           Quarter Ended  06/30/96     $23,986    N/A            $64    N/A        $24,050    N/A
           Quarter Ended  03/31/96     $28,545    N/A           $197    N/A        $28,742    N/A

WMECO      Year Ended     12/31/97    ($28,676)   N/A         $1,216    N/A       ($27,460)   N/A
           Quarter Ended  12/31/97     ($2,520)   N/A        ($3,112)   N/A        ($5,632)   N/A
           Quarter Ended  09/30/97     ($9,455)   N/A         $4,152    N/A        ($5,303)   N/A
           Quarter Ended  06/30/97    ($14,858)   N/A         $3,366    N/A       ($11,492)   N/A
           Quarter Ended  03/31/97     ($1,843)   N/A        ($3,190)   N/A        ($5,033)   N/A

           Year Ended     12/31/96      $3,922    N/A         $7,167    N/A        $11,089    N/A
           Quarter Ended  12/31/96     ($7,807)   N/A         $2,596    N/A        ($5,211)   N/A
           Quarter Ended  09/30/96       ($396)   N/A          ($886)   N/A        ($1,282)   N/A
           Quarter Ended  06/30/96      $4,016    N/A         $1,145    N/A         $5,161    N/A
           Quarter Ended  03/31/96      $8,109    N/A         $4,312    N/A        $12,421    N/A



For more information regarding the SEC inquiry, see the Form 8-Ks dated March 9, 1998 for NU and PSNH and the Form 8-Ks dated March 25, 1998 for CL&P and WMECO.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   Presentation (All Companies)

          The accompanying unaudited consolidated financial statements should be
          read in conjunction with the   MD&A in this Form 10-Q, the Annual
          Reports of NU, CL&P, PSNH, WMECO and NAEC, which were filed as part of a consolidated Form 10-K for the year ended December 31, 1997 (1997 Form 10-K) and the Current Reports on Form 8-K (Form 8-K) dated March 9, 1998 (NU, PSNH and NAEC), March 25, 1998 (CL&P and WMECO), April 8, 1998 (NU, PSNH and NAEC), April 15, 1998 (NU and CL&P), and April 20, 1998 (WMECO). In the opinion of the companies, the accompanying financial statements contain all adjustments necessary to present fairly the companies' financial position as of March 31, 1998, the results of operations for the three-month periods ended March 31, 1998 and 1997, and the statements of cash flows for the three-month periods ended March 31, 1998 and 1997. All adjustments are of a normal, recurring nature except those described below in Note 7B. The results of operations for the three-month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results expected for a full year.

          NU is the parent company of the NU system. The NU system furnishes franchised retail electric service in Connecticut, New Hampshire and western Massachusetts through four wholly owned subsidiaries: CL&P, PSNH, WMECO and HWP. A fifth wholly owned subsidiary, NAEC, sells all of its entitlement to the capacity and output of the Seabrook nuclear power plant to PSNH. In addition to its franchised retail electric service, the NU system furnishes firm and other wholesale electric services to various municipalities and other utilities and participates in limited retail access programs providing off-system retail electric service. The NU system serves about 30 percent of New England's electric needs and is one of the 25 largest electric utility systems in the country as measured by revenues.

          Several other wholly owned subsidiaries of NU provide support services for the NU system companies and, in some cases, for other New England utilities.

          The consolidated financial statements of NU include the accounts of all wholly owned subsidiaries. Significant intercompany transactions have been eliminated in consolidation.

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

     B.   New Accounting Standards (All Companies)

          In March 1998, the American Institute of Certified Public
          Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The SOP standardizes the criteria for capitalization versus expense of these costs. SOP 98-1 becomes effective in 1999, with earlier adoption permitted.

          The NU system has adopted SOP 98-1 effective January 1, 1998.
          The adoption of the SOP has not had a material impact on the O&M expenses of the NU system for the three-month period ended March 31, 1998, and is not expected to have a material impact on O&M expenses for the year.

          For additional information regarding the adoption of new accounting standards, see the 1997 Form 10-K for NU, CL&P, PSNH and WMECO.

     C.   Regulatory Accounting and Assets (All Companies)

          Regulatory Accounting: The accounting policies of CL&P, PSNH,
          WMECO and NAEC conform to generally accepted accounting principles applicable to rate-regulated enterprises and reflect the effects of the ratemaking process in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation."

          The Connecticut General Assembly has passed legislation for electric industry restructuring, to begin in the year 2000, in the state of Connecticut. Management believes that CL&P's use of regulatory accounting remains appropriate within this jurisdiction.

          The issue of restructuring the electric utility industry in New Hampshire is currently the focus of negotiations and proceedings within the federal and state court systems. Management believes that PSNH's use of regulatory accounting remains appropriate while this issue remains in litigation.

          Electric utility industry restructuring in Massachusetts became effective March 1, 1998. On February 20, 1998, the DTE issued an order approving, in all material aspects, WMECO's restructuring plan on an interim basis. WMECO's plan is subject to additional review, with hearings expected to begin in the late spring of 1998. A final decision on WMECO's restructuring plan is expected later in 1998.

          Once the DTE completes its review of WMECO's restructuring plan and issues a final approval, WMECO will discontinue application of SFAS 71 to the generation portion of its business. The restructuring legislation enacted by Massachusetts specifically provides for future deferrals and cost recovery of generation-related strandable assets as contemplated under the restructuring plan. As such, WMECO is not expected to write off either its generation-related strandable assets or related regulatory assets. WMECO's generation-related regulatory assets had a book value of approximately $180 million at March 31, 1998.

          CL&P, PSNH and WMECO each expect that their respective transmission and distribution business will continue to be rate regulated on a cost-of-service basis and, accordingly, CL&P, PSNH and WMECO will continue to apply SFAS 71 to this portion of their business.

          For further information on the NU system companies' respective regulatory environments and the potential impacts of restructuring, see Note 7A in this Form 10-Q.

          Regulatory Assets: On March 13, 1998, PSNH filed testimony and exhibits seeking a 3.7 percent net increase in rates for the June-November 1998 period in connection with its comprehensive fuel and purchased power adjustment clause (FPPAC) proceedings. On April 29, 1998, PSNH entered into a Stipulation and Settlement with the Office of the Consumer Advocate and the NHPUC staff resolving most of the contested issues in the FPPAC proceeding. If this settlement is approved by the NHPUC, in conjunction with a new reduced NEPOOL capability responsibility, PSNH's revised request will produce slightly more than a 1 percent net increase in rates. This proposed rate would result in the collection of substantially all currently projected fuel and purchased power costs, but would defer a substantial portion of previously incurred costs. Hearings are scheduled for mid-May 1998.

          For more information regarding FPPAC, see the Form 8-Ks dated March 9, 1998 and the 1997 Form 10-K of NU and PSNH.

          For additional information regarding regulatory accounting and assets, see the MD&A in this Form 10-Q and the 1997 Form 10-K of NU, CL&P, PSNH, WMECO and NAEC.

3.   SHORT-TERM DEBT (NU, CL&P, PSNH, WMECO)

     On April 23, 1998, PSNH entered into a $75 million revolving credit agreement that will expire in April 1999. The revolving credit agreement is with a group of 16 banks. PSNH is obligated to pay a facility fee of
     0.5 percent per annum on the commitment. PSNH's borrowings under this agreement are secured, per dollar of borrowing, by $75 million of first mortgage bonds and substantially all of PSNH's accounts receivable. On March 20, 1998, in connection with this transaction, the NHPUC issued an order requiring PSNH to obtain NHPUC approval before paying any dividends on its common stock and before investing any PSNH funds in the NU system Money Pool during the expected 364-day term of the facilities.

     For additional information on PSNH's short-term debt, see NU's and PSNH's 1997 Form 10-K and the 8-Ks dated March 9, 1998.

     On April 29, 1998, the DPUC issued a final decision with respect to the removal of Millstone 2, and potentially Millstone 3, from CL&P's rate base which will have the effect of reducing earnings. The decision could create additional pressure on CL&P's ability to meet certain financing covenants under the Credit Agreement and an operating lease. As a result of this decision, CL&P has initiated discussion with its lenders to review its financial performance. CL&P and WMECO have met the covenant requirements applicable in the first quarter of 1998.

     For additional information see Note 7B and the MD&A in this Form 10-Q, NU and PSNH's Form 8-Ks dated March 9, 1998 and the 1997 Form 10-K for NU, CL&P, PSNH and WMECO.

4.   CAPITALIZATION (NU, CL&P, PSNH, WMECO)

     PSNH: On May 1, 1998, the $75 million principal amount of Pollution Control Refunding Revenue Bonds (PCRRB), 1992 Series D, due May 1, 2021 and $44.8 million principal amount of PCRRB, 1992 Series E, due May 1, 2021, which were previously issued by the Business Finance Authority of the state of New Hampshire (BFA) on PSNH's behalf as variable rate bonds, were converted to fixed rate bonds bearing interest at 6% per annum. These bonds are a special limited obligation of the BFA and are payable solely by PSNH under a loan and trust agreement.

     Downgrade Event: On April 22, 1998, Moody's Investors Services (Moody's) downgraded the senior secured debt of CL&P and WMECO to Ba3 from Ba2. Moody's also downgraded CL&P and WMECO's preferred stock and NU's unsecured amortizing notes. These ratings remain under review. Moody's indicated that the downgrade was primarily due to the DPUC's decision to remove Millstone 2 from rate base effective May 1, 1998 and the possible removal of Millstone 3 from rate base if certain milestones are not met by July 1, 1998.

     The downgrade of WMECO's senior secured debt brought those ratings to a level at which the sponsor of WMECO's $40 million accounts receivable program could elect to terminate the program. WMECO has initiated discussions with the sponsor concerning the effect of the downgrade on the continued availability of the program. In the event that the program is terminated by the sponsor, WMECO could elect to immediately pay off the outstanding obligations or wind down the program pursuant to the terms of the program. As of April 30, 1998, WMECO had sold approximately $20 million of receivables under the program.

     CL&P's $200 million accounts receivable program could be terminated if its senior secured debt is downgraded one more step. As of April 30, 1998, CL&P had sold approximately $145 million of receivables under the program.

     For more information regarding capitalization and the issuance of first mortgage bonds as collateral see Notes 2 and 4 and the MD&A in this Form 10-Q and the 1997 Form 10-K of NU, CL&P, PSNH and WMECO. For more information on Millstone see Note 7B and the MD&A in this Form 10-Q and the 1997 Form 10-K of NU, CL&P, PSNH and WMECO. For more information on the downgrade and the effect on CL&P's and WMECO's accounts receivable programs see the 8-Ks dated April 15, 1998 for NU and CL&P and the 8-K dated April 20, 1998 for WMECO, and the 1997 Form 10-K of NU, CL&P and WMECO.

5.   LEASES (NU, CL&P, WMECO)

     CL&P and WMECO utilize the Niantic Bay Fuel Trust (NBFT) to finance their nuclear fuel requirements for the Millstone units. The NBFT consists of a $100 million revolving credit facility and $80 million of intermediate term notes (ITNs). On May 8, 1998, CL&P and WMECO issued $72.9 million and $17.3 million of first mortgage bonds, respectively, to secure a portion of the revolving credit facility through its maturity date in July 1998 and the ITNs. The ITNs are due in June 1998.

     For additional information regarding the NBFT, see the MD&A in this Form 10-Q and the 1997 Form 10-K of NU, CL&P and WMECO.

6.   INTEREST RATE AND FUEL PRICE MANAGEMENT (NU, CL&P, NAEC)

     Fuel Price Management: As of March 31, 1998, CL&P had outstanding fuel-price management agreements with a total notional value of approximately $288 million and a negative mark-to-market position of approximately $22.8 million.

     The terms of CL&P's fuel-price management agreements require CL&P to post cash collateral with its counterparties in the event of negative mark-to-market positions and lowered credit ratings. The amount of collateral is to be returned to CL&P when the mark-to-market position becomes positive, when CL&P meets specified credit ratings or when an agreement ends and all open positions are properly settled. At March 31, 1998, cash collateral in the amount of $23.9 million was posted under these terms.

     Interest Rate Management: As of March 31, 1998, NAEC had outstanding interest-rate management agreements with a total notional value of approximately $200 million and a negative mark-to-market position of approximately $431 thousand.

     Credit Risk: These agreements have been made with various financial institutions, each of which is rated "A3" or better by Moody's rating agency. Each respective company is exposed to credit risk on their respective risk management instruments if the counterparties fail to perform their obligations. However, management anticipates that the counterparties will be able to fully satisfy their obligations under the agreements.

     For further information on fuel-price and interest-rate management instruments, see the MD&A in this Form 10-Q and the 1997 Form 10-K of NU, CL&P and NAEC.

7.   COMMITMENTS AND CONTINGENCIES

     A.   Restructuring and Rate Matters (All Companies)

          Connecticut: On April 29, 1998, the governor of the state of Connecticut signed into law a comprehensive electric utility restructuring bill. The bill provides, among other things, that:

          (i) Retail choice will be phased in over six months beginning January 2000, with up to 35 percent of customers being eligible to choose their electric supplier, and 100 percent of customers having choice by July 2000; rates will be capped at December 31, 1996 levels from July 1, 1998 until December 31, 1999;

          (ii) Customers who do not choose an alternate supplier could take standard offer service from the existing utility until January 2004, at a rate which must be at least 10 percent less than rates in effect on December 31, 1996;

          (iii) Rates will be unbundled into several components, including charges for transmission, distribution, generation, the recovery of strandable costs, public policy costs and new conservation and renewable programs; Strandable costs will be recovered through a competitive transition assessment (CTA).

          (iv) CL&P will be required to auction its non-nuclear generating assets by January 2000 and its nuclear generating assets by January 2004 in order to recover strandable costs; affiliates of CL&P will be allowed to bid at both auctions. If CL&P cannot sell its nuclear plants above the minimum price set by the DPUC then they must be transferred to an affiliate at a value determined by the DPUC. Nuclear strandable costs can be recovered for the amount by which their book value exceeds the minimum price set by the DPUC.

          (v) Securitization is allowed for generation-related regulatory assets and the costs associated with renegotiated above-market purchased power contracts. The above-market portion of purchased power contracts that have not been renegotiated can be collected through the CTA.

          Although CL&P is permitted under this legislation, as discussed above, to fully recover its strandable costs, CL&P's earnings prospects in a restructured environment will be affected in ways that cannot now be estimated.

          For additional information regarding utility restructuring in Connecticut, see NU's and CL&P's Form 8-Ks dated April 15, 1998 and the 1997 Form 10-K of NU and CL&P.

          New Hampshire: On March 20, 1998, the NHPUC issued an order on rehearing (Rehearing Order) of its February 28, 1997 orders on restructuring the electric industry in New Hampshire (1997 Orders).

          The Rehearing Order stated that PSNH had demonstrated that severe financial harm would be caused by the 1997 Orders' regional average rate making methodology. Thus, the NHPUC stated that PSNH's interim stranded cost distribution charges will be determined in an order to be issued in the future using a cost-based method to allow PSNH to continue to use accounting treatment under SFAS 71.

          The Rehearing Order also made other significant changes to the 1997 Orders, including opening retail markets up to energy supply affiliates of distribution companies within the distribution company's service territory and permitting transition service to be offered by distribution companies to residential customers for at least one year.

          PSNH and NU have obtained a stay of the 1997 Orders in a federal lawsuit on various grounds, including certain issues that are not addressed by the Rehearing Order. Compliance filings were required for other utilities operating in New Hampshire by May 1, 1998 in order to meet the statutory deadline for competition of July 1, 1998. PSNH was not required to make a compliance filing under the terms of the NHPUC's Rehearing Order.

          Specific changes concerning interim stranded cost levels for PSNH are not expected to be determined until after a decision is issued in a New Hampshire Supreme Court proceeding regarding the rate agreement between NU, PSNH and the state of New Hampshire entered into in 1989 in connection with NU's reorganization plan to resolve PSNH's bankruptcy. Based on the procedural schedule, a decision in this proceeding could be issued in June 1998.

          For additional information regarding these matters, see the Form 8-Ks dated March 9, 1998 and the 1997 Form 10-K of NU, PSNH and NAEC.

          Massachusetts: Deregulation was implemented in Massachusetts effective March 1, 1998. For information on the impacts of deregulation in Massachusetts see Note 2C in this Form 10-Q and the 1997 Form 10-K of NU and WMECO.

      B.  Nuclear Performance (All Companies)

          Millstone: The three Millstone units are managed by NNECO. Millstone 1, 2 and 3 have been out of service since November 4, 1995, February 21, 1996 and March 30, 1996, respectively, and are on the NRC's watch list. Management is currently implementing comprehensive plans to restart Millstone 2 and 3. Millstone 1 continues to be in extended maintenance status.

          Several significant compliance filings have been made with the NRC. The NRC has already completed several important inspections related to
          restart.   The NRC Commissioners met on May 1, 1998 and will meet a
          second time on June 2, 1998 to consider the readiness of Millstone 3 for restart. The NRC Commissioners' vote on restart of Millstone 3 would likely take place within the two weeks following this second meeting. NU expects to begin the restart of Millstone 3 in June 1998 following the NRC Commissioners' vote. The restart effort for Millstone 2 is approximately three to four months behind Millstone 3.

          As noted above, the actual date of the return to service for Millstone 3 and Millstone 2 will be dependent upon the completion of various additional inspections and reviews by the NRC and a vote by the NRC Commissioners.

          For the three months ended March 31, 1998, NU's share of nonfuel O&M costs expensed for Millstone totaled $115 million. On a subsidiary level, for the three-month period ended March 31, 1998, CL&P expensed $94 million of nonfuel O&M costs related to the Millstone outage.
          For the same three-month period, WMECO expensed $21 million of nonfuel O&M costs. For PSNH, the amounts expensed over the three-month period ended March 31, 1998, were immaterial. Nonfuel O&M costs have been, and will continue to be, absorbed by the NU system without adjustment to its subsidiaries' current rates.

          As discussed above, management cannot be certain as to when the NRC will allow any of the Millstone units to return to service and thus cannot estimate the total replacement power costs the companies will ultimately incur. Replacement power costs incurred by NU, CL&P and WMECO attributable to the Millstone outages were approximately $86 million, $74 million and $11 million, respectively, during the first three months of 1998. For NU, these costs for 1998 are projected to average approximately $8 million per month for its share of Millstone 3, $10 million per month for Millstone 2 and $7 million per month for Millstone 1, while the plants are out of service.
          For CL&P and WMECO for 1998, these costs are projected to average approximately $6 million and $1 million per month, respectively, for Millstone 3, $9 million and $1 million per month, respectively, for Millstone 2 and $6 million and $1 million per month, respectively, for Millstone 1, while the plants are out of service. For the first three months of 1998 these costs were, and are expected to continue to be, immaterial to PSNH. WMECO and PSNH will continue to expense replacement power costs attributable to the Millstone outages for the remainder of 1998. As a result of the two recent out-of-rate-base decisions in Connecticut, CL&P was permitted to recover replacement power costs, through its energy adjustment clause, for Millstone 1 effective March 1, 1998 and Millstone 2 effective May 1, 1998.

          Based on the current estimates of expenditures and restart dates, management continues to believe that the NU system has sufficient resources to fund the restoration of the Millstone units and related replacement power costs. If the return to service of Millstone 3 or 2 is delayed substantially beyond the present restart estimates, if some financing facilities become unavailable because of difficulties in meeting borrowing conditions or renegotiating extensions or refinancing maturities, if CL&P and WMECO encounter additional significant costs or if any other significant deviations from management's assumptions occur, CL&P and WMECO could be unable to meet their cash requirements. In those circumstances, management would attempt to take even more stringent actions to reduce costs and cash outflows and attempt to obtain additional sources of funds. The availability of these funds would be dependent upon general market conditions and CL&P's and WMECO's respective credit and financial conditions at that time.

          Millstone Rate Issues: During February 1998, the DPUC issued a decision that concluded that Millstone 1 was no longer "used and useful" and ordered it removed from CL&P's rate base effective March 1, 1998. On April 29, 1998, the DPUC issued a decision that removed Millstone 2 from CL&P's rate base effective May 1, 1998. The decision further concluded that the DPUC would automatically remove Millstone 3 from CL&P's rate base effective July 1, 1998 if certain operational milestones are not met.

          For more information regarding these matters, see the MD&A in this Form 10-Q, the Form 8-Ks dated April 15, 1998 for NU and CL&P, the Form 8-K dated April 20, 1998 for WMECO, the Form 8-K dated March 9, 1998 for NU and NU's 1997 Form 10-K.

          For information regarding Millstone related litigation matters, see
          Part II of this Form 10-Q, the Form 8-K dated March 9, 1998 for NU and the Form 8-Ks dated March 25, 1998 for CL&P and WMECO and the 1997 Form 10-K for NU, CL&P, PSNH and WMECO.

      C.  Environmental Matters (All Companies)

          For information regarding environmental matters, see the 1997 Form 10-K for NU, CL&P, PSNH, WMECO and NAEC.

      D.  Nuclear Insurance Contingencies (All Companies)

          For information regarding nuclear insurance contingencies, see the 1997 Form 10-K for NU, CL&P, PSNH, WMECO and NAEC.

      E.  Construction Program (All Companies)

          For information regarding the NU system's construction program, see the 1997 Form 10-K for NU, CL&P, PSNH, WMECO and NAEC.

      F.  Long-Term Contractual Arrangements (NU, CL&P, PSNH, WMECO)

          For information regarding long-term contractual arrangements, see the 1997 Form 10-K for NU, CL&P, PSNH and WMECO.

      G.  Charter Oak Energy, Inc. Sale (NU)

          NU initiated the sale of the business and assets of its wholly owned subsidiary, COE, in 1997. On May 5, 1998, COE sold its investment in its subsidiary, COE Tejona Corp., to an outside party for $17.8 million.

          For additional information on COE see NU's 1997 Form 10-K.


                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

1. (NU, CL&P, WMECO) On April 3, 1998, in connection with litigation commenced against NU and certain of its current and former trustees in August 1997, Massachusetts Municipal Wholesale Electric Company (MMWEC), a joint owner of Millstone 3 filed a motion seeking a lien on NU's common ownership interest in two of its Massachusetts subsidiaries, WMECO and HWP. A hearing on this motion was held on April 28, 1998, and a decision is expected shortly. If MMWEC's request for such a lien is granted, it could, unless waived by the affected creditors, give rise to defaults and/or cross defaults under the "negative pledge" clauses in numerous financing agreements to which NU and certain of its subsidiaries are parties, which could in turn give rise to the acceleration of a substantial portion of the NU system's indebtedness. NU is opposing the motion vigorously.

     For more information regarding this matter, see NU's Current Report on Form 8-K dated March 9, 1998 and "Item 3. Legal Proceedings" in NU's 1997 Annual Report on Form 10-K.

2. (NU, CL&P) In mid-April 1998, the FERC issued an order accepting CL&P's filing of the settlement with the Connecticut Municipal Electric Energy Cooperative (CMEEC) over issues arising under the Millstone Units 1 and 2 life of unit contract. The filing had requested a March 3, 1998 termination date for the Millstone Units 1 and 2 contract, and a date of October 31, 1998 for the termination of several CL&P fossil/hydro contracts with CMEEC. In accordance with the settlement, CL&P will receive a lump sum payment of $24 million from CMEEC, which has been held in escrow pending FERC approval of the settlement and the completion of certain additional steps related to the court and arbitration proceedings.

     For additional information on the specific terms of the settlement agreement, see "Item 3 - Legal Proceedings" in NU's 1997 Annual Report on Form 10-K.

3. (NU, CL&P) On March 31, 1998, the Connecticut Supreme Court issued a decision in connection with one of three ongoing disputes involving CL&P and the Southeastern Connecticut Regional Resources Recovery Authority (SCRRRA). In its decision, the Court ruled that CL&P was obligated to pay the contract rate specified in their electricity purchase agreement for the entire net electric output of SCRRRA's trash-to-energy plant in Preston rather than for the lower output level specified in the agreement. As a result of this decision, CL&P expects to pay SCRRRA approximately $3.8 million plus accrued interest of
approximately $700,000 within the next   few months, which CL&P had withheld
pending resolution of this dispute. Most of this payment should be recoverable through CL&P's energy adjustment clause.

     For additional information on this dispute, see "Item 3 - Legal Proceedings" in NU's 1997 Annual Report on Form 10-K.


ITEM 5. OTHER INFORMATION

1. (All Companies) On April 23, 1998, the Citizens Regulatory Commission (CRC) filed a "petition for leave to intervene" in a license amendment application for Millstone 3 pending before the NRC staff. The amendment application at issue was filed by NNECO on March 3, 1998, and would eliminate the requirement to have the Recirculation Spray System directly inject into the reactor coolant system. NNECO does not expect the CRC's petition to have a materially adverse effect on the restart schedule for Millstone 3.

2. (NU, CL&P, WMECO) On May 13, 1998, the FERC voted to approve an order requiring certain NU system companies, primarily CL&P and WMECO, to refund disputed transmission charges (expected to amount to approximately $10 million) to MMWEC and United Illuminating within 45 days. FERC issued this decision in response to exceptions filed with respect to an initial Administrative Law Judge decision issued on February 9, 1993. The decision is not expected to have a material impact on the companies' earnings for the second quarter. The companies are currently reviewing the decision and whether to pursue additional legal actions.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Listing of Exhibits:

      Exhibit Number          Description


         15                   Letter regarding unaudited financial
                              information

         27.1                 NU Financial Data Schedule

         27.2                 CL&P Financial Data Schedule

         27.3                 PSNH Financial Data Schedule

         27.4                 WMECO Financial Data Schedule

         27.5                 NAEC Financial Data Schedule


(b)   Reports on Form 8-K:

      1. NU, PSNH and NAEC filed Form 8-Ks dated March 9, 1998, and CL&P and WMECO filed Form 8-Ks dated March 25, 1998, disclosing:

          . On April 3, 1998, MMWEC, a joint owner of Millstone 3, filed a motion seeking a lien on NU's common ownership interest in WMECO and HWP.

          . On March 20, 1998, the NHPUC issued an order on rehearing of its February 28, 1997 orders on restructuring the electric industry in New Hampshire.

          . On March 9, 1998, the U.S. Court of Appeals for the First Circuit denied requests for rehearing of its February 3, 1998 decision, excluding certain intervenors from NU's and PSNH's lawsuit challenging the NHPUC's 1997 orders on restructuring.

          . On April 1, 1998, the New Hampshire Supreme Court held a pre-hearing conference regarding the NHPUC's transfer of two questions for the Supreme Court's determination.

          . On March 13, 1998, PSNH filed testimony and exhibits seeking a 3.7 percent net increase in rates related to FPPAC.

          . On March 20, 1998, the NHPUC issued an order requiring PSNH to obtain NHPUC approval before paying any dividend on its common stock to NU and before investing any PSNH funds in the NU system Money Pool.

          . The DPUC held a hearing on April 1, 1998 to review the status of the restart schedules for Millstone 3 and Millstone 2.

          . In a March 25, 1998 letter, the SEC questioned NU's, CL&P's, PSNH's and WMECO's policy of reserving nuclear compliance costs.


      2.  NU, PSNH and NAEC filed Form 8-Ks dated April 8, 1998 disclosing:

          . In late March 1998, PSNH received a revised unsolicited proposal from New Hampshire Electric Cooperative, Inc. (NHEC) to purchase PSNH's transmission and distribution facilities, as well as PSNH's claims for recovery of stranded costs. On April 8, 1998, after due consideration, PSNH informed NHEC that it had rejected the new proposal.

      3. NU and CL&P filed Form 8-Ks dated April 15, 1998, and WMECO filed a Form 8-K dated April 20, 1998 disclosing:

          . On April 15, 1998, the Connecticut legislature approved a comprehensive electric utility restructuring bill.

          . On April 20, 1998, the DPUC issued a draft decision that would, if adopted unchanged, remove Millstone 2 from CL&P's rate base effective May 1, 1998. The draft decision further concluded that the DPUC would automatically remove Millstone 3 from CL&P's rate base effective July 1, 1998 if the unit has not been operating for a specified period of time.

          . On April 22, 1998, Moody's downgraded the senior secured debt of CL&P and WMECO to Ba3 from Ba2. Moody's also downgraded CL&P's and WMECO's preferred stock and NU's unsecured amortizing notes. The ratings remain under review.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                        NORTHEAST UTILITIES

                                             Registrant



Date:  May 14, 1998                   By /s/ John H. Forsgren

                                             John H. Forsgren
                                             Executive Vice President
                                             and Chief Financial Officer



Date:  May 14, 1998                   By /s/ John J. Roman

                                             John J. Roman
                                             Vice President and Controller



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                    THE CONNECTICUT LIGHT AND POWER COMPANY

                                             Registrant




Date:  May 14, 1998                   By /s/ John H. Forsgren

                                             John H. Forsgren
                                             Executive Vice President,
                                             Chief Financial Officer and
                                             Director




Date:  May 14, 1998                   By /s/ John J. Roman

                                             John J. Roman
                                             Vice President and Controller




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                              PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

                                             Registrant



Date:  May 14, 1998                   By /s/ John H. Forsgren

                                             John H. Forsgren
                                             Executive Vice President,
                                             Chief Financial Officer and
                                             Director



Date:  May 14, 1998                   By /s/ John J. Roman

                                             John J. Roman
                                             Vice President and Controller



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                   WESTERN MASSACHUSETTS ELECTRIC COMPANY

                                                   Registrant




Date:  May 14, 1998                         By /s/ John H. Forsgren

                                                   John H. Forsgren
                                                   Executive Vice President,
                                                   Chief Financial Officer and
                                                   Director



Date:  May 14, 1998                         By /s/ John J. Roman

                                                   John J. Roman
                                                   Vice President and Controller




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                     NORTH ATLANTIC ENERGY CORPORATION

                                                   Registrant




Date:  May 14, 1998                         By /s/ John H. Forsgren

                                                   John H. Forsgren
                                                   Executive Vice President and
                                                   Chief Financial Officer and
                                                   Director


Date:  May 14, 1998                         By /s/ John J. Roman

                                                   John J. Roman
                                                   Vice President and
                                                   Controller







                                                  Exhibit 15










May 14, 1998


To Northeast Utilities:


We are aware that Northeast Utilities has incorporated by reference in its Registration Statements No. 33-34622, No. 33-40156, No. 33-44814, No. 33-63023,
No. 33-55279, No. 33-56537, No. 333-52413, and No. 333-52415, its Form 10-Q for
the quarter ended March 31, 1998, which includes our report dated May 14, 1998 covering the unaudited interim financial information contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.




                                        Very truly yours,



                                        /s/ Arthur Andersen LLP
                                            Arthur Andersen LLP