Form 10-K/A
period 1996-12-31
NORTHEAST UTILITIES SYSTEM
filed 1998-06-12
CIK 72741

June 11, 1998




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, DC 20459-1004

Gentlemen:

Pursuant to the requirements of the Securities and Exchange Act of 1934 under
Section 13 or 15(d) submitted herewith is the combined Annual Report on Form 10-K/A (Amendment 1) for the year ended December 31, 1996 for the companies noted below.

     Northeast Utilities
     The Connecticut Light and Power Company
     Public Service Company of New Hampshire
     Western Massachusetts Electric Company

                              Very truly yours,

                              /s/ Wayne S. Chapman
                                  Wayne S. Chapman






                                   FORM 10-K/A

                               (AMENDMENT NO. 1)

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


Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange
    Registrant             Title of Each Class        on Which Registered


NORTHEAST UTILITIES        Common Shares, $5.00    New York Stock Exchange, Inc.
                           par value

THE CONNECTICUT LIGHT      9.3% Cumulative         New York Stock Exchange, Inc.
 AND POWER COMPANY         Monthly Income
                           Preferred Securities
                           Series A (1)

(1) Issued by CL&P Capital, L.P., a wholly owned subsidiary of The Connecticut Light and Power Company ("CL&P"), and guaranteed by CL&P.

Securities registered pursuant to Section 12(g) of the Act:

    Registrant                         Title of Each Class

THE CONNECTICUT LIGHT        Preferred Stock, par value $50.00 per share,
AND POWER COMPANY            issuable in series, of which the following
                             series are outstanding:

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

PUBLIC SERVICE             Preferred Stock, par value $25.00 per share,
COMPANY OF                 issuable in series, of which the following series
NEW HAMPSHIRE              are outstanding:

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

                             YES  X             NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of NORTHEAST UTILITIES' Common Share, $5.00 Par Value, held by nonaffiliates, was $2,181,626,490 based on a closing sales price of $15.94 per share for the 136,886,368 common shares outstanding on May 29, 1998. NORTHEAST UTILITIES holds all of the 12,222,930 shares, 1,000 shares and 1,072,471 shares of the outstanding common stock of THE CONNECTICUT LIGHT AND POWER COMPANY, PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND WESTERN MASSACHUSETTS ELECTRIC COMPANY.

Documents Incorporated by Reference:

                                                         Part of Form 10-K
                                                        into Which Document
              Description                                 is Incorporated


Portions of Amended Annual Reports to
Shareholders of the following companies
for the year ended December 31, 1997:

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







                              NORTHEAST UTILITIES
                    THE CONNECTICUT LIGHT AND POWER COMPANY
                    PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
                     WESTERN MASSACHUSETTS ELECTRIC COMPANY

                         1996 Form 10-K/A Annual Report
                                Table of Contents

                                     PART II


                                                                   Page

Item 6.     Selected Financial Data..............................    1

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations..................    1

Item 8.     Financial Statements and Supplementary Data..........    1


                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K..................................    1






Item 6.     Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 8.     Financial Statements and Supplementary Data

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K


Securities And Exchange Commission (SEC) Inquiry And Amendment of the Form 10-Ks of NU, CL&P, PSNH and WMECO.

In a letter dated March 25, 1998, the SEC inquired into the NU system's accounting for nuclear compliance costs. These costs are the unavoidable incremental costs associated with the current nuclear outages required to be incurred prior to restart of the units in accordance with correspondence received from the Nuclear Regulatory Commission early in 1996. The SEC's view is that these unavoidable costs associated with nuclear outages and procedures to be implemented at nuclear power plants in response to regulatory requirements required prior to restart of the units should be expensed as incurred. During 1996 and 1997, NU, CL&P, PSNH and WMECO reserved for these unavoidable incremental costs that they expected to incur to meet NRC standards. The SEC advised NU, CL&P, PSNH and WMECO to reflect these costs as they are incurred. While NU and its independent auditors, Arthur Andersen LLP, believed the accounting was required by, and was in accordance with, generally accepted accounting principles, the company has agreed to adjust its accounting for nuclear compliance costs and amend its 1996 and 1997 Form 10-K filings. This amendment on Form 10-K/A incorporates by reference Items 6, 7, 8 and 14 of the 1997 Form 10-K/As of NU, CL&P, PSNH and WMECO which reflect the change in accounting.




                              NORTHEAST UTILITIES

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NORTHEAST UTILITIES

                                      (Registrant)



Date:  June 10, 1998               By:  /s/ Michael G. Morris

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


Date                 Title                       Signature


June 10, 1998        Chairman of the Board,      /s/ Michael G. Morris
                     President and                   Michael G. Morris
                     Chief Executive Officer
                     and a Trustee



June 10, 1998        Executive Vice              /s/ John H. Forsgren
                     President and Chief             John H. Forsgren
                     Financial Officer



June 10, 1998        Vice President and          /s/ John J. Roman
                     Controller                      John J. Roman





                              NORTHEAST UTILITIES
                              SIGNATURES (CONT'D)


Date                 Title                       Signature



June 10, 1998        Trustee                     /s/ Cotton M. Cleveland
                                                     Cotton M. Cleveland


June 10, 1998        Trustee                     /s/ William F. Conway
                                                     William F. Conway


June 10, 1998        Trustee                     /s/ E. Gail de Planque
                                                     E. Gail de Planque


June 10, 1998        Trustee                     /s/ Elizabeth T. Kennan
                                                     Elizabeth T. Kennan


June 10, 1998        Trustee                     /s/ William J. Pape II
                                                     William J. Pape II


June 10, 1998        Trustee                     /s/ Robert E. Patricelli
                                                     Robert E. Patricelli


June 10, 1998        Trustee                     /s/ John F. Swope
                                                     John F. Swope


June 10, 1998        Trustee                     /s/ John F. Turner
                                                     John F. Turner




                    THE CONNECTICUT LIGHT AND POWER COMPANY

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   THE CONNECTICUT LIGHT AND POWER COMPANY

                                                    (Registrant)


Date: June 10, 1998                By /s/ Michael G. Morris
                                          Michael G. Morris
                                          Chairman


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                       Title                   Signature



June 10, 1998              Chairman and            /s/ Michael G. Morris
                           a Director                  Michael G. Morris


June 10, 1998              President and           /s/ Hugh C. MacKenzie
                           a Director                  Hugh C. MacKenzie


June 10, 1998              Executive Vice          /s/ John H. Forsgren
                           President and               John H. Forsgren
                           Chief Financial
                           Officer and a
                           Director


June 10, 1998              Vice President          /s/ John J. Roman
                           and Controller              John J. Roman


June 10, 1998              Director                /s/ Bruce D. Kenyon
                                                       Bruce D. Kenyon




                    PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

                                           (Registrant)


Date:  June 10, 1998          By /s/ Michael G. Morris
                                     Michael G. Morris
                                     Chairman and
                                     Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date                    Title                     Signature



June 10, 1998           Chairman and Chief        /s/ Michael G. Morris
                        Executive Officer             Michael G. Morris
                        and a Director


June 10, 1998           President and             /s/ William T. Frain, Jr.
                        Chief Operating               William T. Frain, Jr.
                        Officer and
                        a Director


June 10, 1998           Executive Vice            /s/ John H. Forsgren
                        President and                 John H. Forsgren
                        Chief Financial
                        Officer and a
                        Director


June 10, 1998           Vice President            /s/ John J. Roman
                        and Controller                John J. Roman


June 10, 1998           Director                  /s/ John C. Collins
                                                      John C. Collins


June 10, 1998           Director                  /s/ Bruce D. Kenyon
                                                      Bruce D. Kenyon


June 10, 1998           Director                  /s/ Gerald Letendre
                                                      Gerald Letendre


June 10, 1998           Director                  /s/ Hugh C. MacKenzie
                                                      Hugh C. MacKenzie


June 10, 1998           Director                  /s/ Jane E. Newman
                                                      Jane E. Newman






                     WESTERN MASSACHUSETTS ELECTRIC COMPANY

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WESTERN MASSACHUSETTS ELECTRIC COMPANY

                                           (Registrant)



Date:  June 10, 1998               By:  /s/ Michael G. Morris
                                            Michael G. Morris
                                            Chairman


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date                      Title                    Signature



June 10, 1998             Chairman and             /s/ Michael G. Morris
                          a Director                   Michael G. Morris


June 10, 1998             President and            /s/ Hugh C. MacKenzie
                          a Director                   Hugh C. MacKenzie


June 10, 1998             Executive Vice           /s/ John H. Forsgren
                          President and                John H. Forsgren
                          Chief Financial
                          Officer and a
                          Director


June 10, 1998             Vice President           /s/ John J. Roman
                          and Controller               John J. Roman


June 10, 1998             Director                 /s/ Bruce D. Kenyon
                                                       Bruce D. Kenyon