Form 10-K/A
period 1997-12-31
NORTHEAST UTILITIES SYSTEM; CONNECTICUT LIGHT & POWER CO; WESTERN MASSACHUSETTS ELECTRIC CO; PUBLIC SERVICE CO OF NEW HAMPSHIRE
filed 1998-06-12
CIK 72741, 23426, 106170, 315256

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

                             YES  X             NO


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of NORTHEAST UTILITIES' Common Share, $5.00 Par Value, held by nonaffiliates, was $2,181,626,490 based on a closing sales price of $15.94 per share for the 136,886,368 common shares outstanding on May 29, 1998. NORTHEAST UTILITIES holds all of the 12,222,930 shares, 1,000 shares and 1,072,471 shares of the outstanding common stock of THE CONNECTICUT LIGHT AND POWER COMPANY, PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND WESTERN MASSACHUSETTS ELECTRIC COMPANY, respectively.

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






             Explanatory Note: Securities and Exchange Commission Inquiry and Amendment of the Form 10-Ks of NU, CL&P, PSNH and WMECO


In a letter dated March 25, 1998, the SEC inquired into the NU system's accounting for nuclear compliance costs. These costs are the unavoidable incremental costs associated with the current nuclear outages required to be incurred prior to restart of the units in accordance with correspondence received from the NRC early in 1996. The SEC's view is that these unavoidable costs associated with nuclear outages and procedures to be implemented at nuclear power plants in response to regulatory requirements required prior to restart of the units should be expensed as incurred. During 1996 and 1997, NU, CL&P, PSNH and WMECO reserved for these unavoidable incremental costs that they expected to incur to meet NRC standards. The SEC advised NU, CL&P, PSNH and WMECO to reflect these costs as they are incurred. While NU and its independent auditors, Arthur Andersen LLP, believed the accounting was required by, and was in accordance with, generally accepted accounting principles, the company has agreed to adjust its accounting for nuclear compliance costs and amend its 1996 and 1997 Form 10-K filings. This amendment on Form 10-K/A reflects the change in accounting.







                               GLOSSARY OF TERMS


     The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report:




NU.............................. Northeast Utilities
CL&P............................ The Connecticut Light and Power Company
Charter Oak or COE.............. Charter Oak Energy, Inc.
WMECO........................... Western Massachusetts Electric Company
HWP............................. Holyoke Water Power Company
NUSCO or the Service Company.... Northeast Utilities Service Company
NNECO........................... Northeast Nuclear Energy Company
NAEC............................ North Atlantic Energy Corporation
NAESCO or North Atlantic........ North Atlantic Energy Service Corporation
PSNH............................ Public Service Company of New Hampshire
RRR............................. The Rocky River Realty Company
Select Enery.................... Select Energy, Inc., formerly NUSCO
                                 Energy Partners, Inc.

Mode 1.......................... Mode 1 Communications, Inc.
HEC............................. HEC Inc.
Quinnehtuk...................... The Quinnehtuk Company
the System...................... The Northeast Utilities System
CYAPC........................... Connecticut Yankee Atomic Power Company
MYAPC........................... Maine Yankee Atomic Power Company
VYNPC........................... Vermont Yankee Nuclear Power Corporation
YAEC............................ Yankee Atomic Electric Company
the Yankee Companies............ CYAPC, MYAPC, VYNPC, and YAEC

GENERATING UNITS

Millstone 1..................... Millstone Unit No. 1, a 660-MW nuclear generating unit completed in 1970
Millstone 2..................... Millstone Unit No. 2, an 870-MW nuclear electric generating unit completed in 1975
Millstone 3..................... Millstone Unit No. 3, a 1,154-MW nuclear electric generating unit completed in 1986
Seabrook or Seabrook 1.......... Seabrook Unit No. 1, a 1,148-MW nuclear electric generating unit completed in 1986.
                                 Seabrook 1 went into service in 1990.

REGULATORS

DOE............................. U.S. Department of Energy
DTE............................. Massachusetts Department of Telecommunications
                                 and Energy, formerly the Massachusetts
                                 Department of Public Utilities (DPU)
DPUC............................ Connecticut Department of Public Utility
                                 Control
MDEP............................ Massachusetts Department of Environmental
CDEP............................ Connecticut Department of Environmental
                                 Protection
EPA............................. U.S. Environmental Protection Agency
FERC............................ Federal Energy Regulatory Commission
NHDES........................... New Hampshire Department of Environmental
                                 Services
NHPUC........................... New Hampshire Public Utilities Commission
NRC............................. Nuclear Regulatory Commission
SEC............................. Securities and Exchange Commission


OTHER

1935 Act........................ Public Utility Holding Company Act of 1935
CAAA............................ Clean Air Act Amendments of 1990
DSM............................. Demand-Side Management
Energy Act...................... Energy Policy Act of 1992
EWG............................. Exempt wholesale generator
EAC............................. Energy Adjustment Clause (CL&P)
FAC............................. Fuel Adjustment Clause (WMECO)
FPPAC........................... Fuel and purchased power adjustment clause
                                 (PSNH)
FUCO............................ Foreign utility company
kWh............................. Kilowatt-hour
MW.............................. Megawatt
NBFT............................ Niantic Bay Fuel Trust, lessor of nuclear fuel used by CL&P and WMECO
ISO............................. Independent System Operator, successor to the
                                 New England Power Pool (NEPOOL)
NEPOOL.......................... New England Power Pool
NUGs............................ Nonutility generators
NUG&T........................... Northeast Utilities Generation and
                                 Transmission Agreement





                              NORTHEAST UTILITIES
                    THE CONNECTICUT LIGHT AND POWER COMPANY
                    PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
                     WESTERN MASSACHUSETTS ELECTRIC COMPANY

                         1997 Form 10-K/A Annual Report
                               Table of Contents

                                    PART II


                                                                           Page

Item 6.     Selected Financial Data......................................    1

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................    1

Item 8.     Financial Statements and Supplementary Data..................    1


                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K..........................................    3








Item 6.   Selected Financial Data

      NU. Reference is made to information under the heading "Selected Consolidated Financial Data" contained on page 65 of NU's Amended 1997 Annual Report to Shareholders, which information is incorporated herein by reference.

      CL&P. Reference is made to information under the heading "Selected Financial Data" contained on page 54 of CL&P's Amended 1997 Annual Report, which information is incorporated herein by reference.

      PSNH. Reference is made to information under the heading "Selected Financial Data" contained on pages 50 and 51 of PSNH's Amended 1997 Annual Report, which information is incorporated herein by reference.

      WMECO. Reference is made to information under the heading "Selected Financial Data" contained on page 51 of WMECO's Amended 1997 Annual Report, which information is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     NU. Reference is made to information under the heading "Management's Discussion and Analysis" contained on pages 48 through 63 in NU's Amended 1997 Annual Report to Shareholders, which information is incorporated herein by reference.

     CL&P. Reference is made to information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 42 through 53 in CL&P's Amended 1997 Annual Report, which information is incorporated herein by reference.

     PSNH. Reference is made toinformation under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 42 through 49 in PSNH's Amended 1997 Annual Report, which information is incorporated herein by reference.

     WMECO. Reference is made to information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 40 through 50 in WMECO's Amended 1997 Annual Report, which information is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data

      NU. Reference is made to information under the headings "Company Report," "Report of Independent Public Accountants," "Consolidated Statements of Income," "Consolidated Statements of Cash Flows," "Consolidated Statements of Income Taxes," "Consolidated Balance Sheets," "Consolidated Statements of Capitalization," "Consolidated Statements of Common Shareholders' Equity," "Notes to Consolidated Financial Statements," and "Consolidated Statements of Quarterly Financial Data" contained on pages 2 through 47 and page 64 in NU's Amended 1997 Amended Report to Shareholders, which information is incorporated herein by reference.

      CL&P. Reference is made to information under the headings "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Cash Flows," "Consolidated Statements of Common Stockholder's Equity," "Notes to Consolidated Financial Statements," "Report of Independent Public Accountants," and "Statements of Quarterly Financial Data" contained on pages 2 through 41 and page 54 in CL&P's Amended 1997 Annual Report, which information is incorporated herein by reference.

      PSNH. Reference is made to information under the headings "Balance Sheets," "Statements of Income," "Statements of Cash Flows," "Statements of Common Equity," "Notes to Financial Statements," "Report of Independent
Public Accountants," and "Statements of Quarterly Financial Data" contained on pages 2 through 41 and page 52 in PSNH's Amended 1997 Annual Report, which information is incorporated herein by reference.

     WMECO. Reference is made to information under the headings "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Cash Flows," "Consolidated Statements of Common Stockholder's Equity," "Notes to Consolidated Financial Statements," "Report of Independent Public Accountants," and "Statements of Quarterly Financial Data" contained on pages 2 through 39 and page 51 in WMECO's Amended 1997 Annual Report, which information is incorporated herein by reference.



 Item 14. Exhibits, Financial Statement Schedules and Reports on
          Form 8-K.

(a)  1.   Financial Statements:

          The Report of Independent Public Accountants and financial statements of NU, CL&P, PSNH and WMECO are hereby incorporated by reference and made a part of this report (see "Item 8. Financial Statements and Supplementary Data").

          Report of Independent Public Accountants
          on Schedules                                               S-1

          Consent of Independent Public Accountants                  S-3

       2. Schedules:

          Amended Financial Statement Schedules for NU (Parent),
          NU and Subsidiaries, CL&P and Subsidiaries,
          PSNH and WMECO and Subsidiary are listed in
          the Index to Financial Statements Schedules                S-4

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


                                   THE CONNECTICUT LIGHT AND POWER COMPANY

                                             (Registrant)


Date: June 10, 1998            By:  /s/ Michael G. Morris

                                        Michael G. Morris
                                        Chairman


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
                                          7

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


June 10, 1998             Executive Vice           /s/ John H. Forsgren
                          President and                John H. Forsgren
                          Chief Financial
                          Officer and a
                          Director


June 10, 1998             Vice President           /s/ John J. Roman
                          and Controller               John J. Roman


June 10, 1998             Director                 /s/ Bruce D. Kenyon
                                                       Bruce D. Kenyon










             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES



We have audited in accordance with generally accepted auditing standards, the restated financial statements of Northeast Utilities, The Connecticut Light and Power Company and Western Massachusetts Electric Company incorporated by reference in this Form 10-K/A, and have issued our report thereon dated February 20, 1998 (except with respect to the matter discussed in Note 1, as to which the date is June 10, 1998). Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules, as restated - see Note 1, listed in the accompanying Index to Financial Statements Schedules are the responsibility of the companies' management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                   /s/ ARTHUR ANDERSEN LLP



Hartford, Connecticut
February 20, 1998 (except with respect to the matter discussed in Note 1, as to which the date is June 10, 1998)






             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES



We have audited in accordance with generally accepted auditing standards, the restated financial statements of Public Service Company of New Hampshire, incorporated by reference in this Form 10-K/A and have issued our report thereon dated February 20, 1998 (except with respect to the matter discussed in Note 1 as to which the date is June 10, 1998). Our report includes an explanatory paragraph regarding the existence of conditions which raise substantial doubt about the company's ability to continue as a going concern. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules, as restated - see Note 1, listed in the accompanying Index to Financial Statements Schedules are the responsibility of the company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                   /s/ ARTHUR ANDERSEN LLP




Hartford, Connecticut
February 20, 1998 (except with respect to the matter discussed in Note 1, as to which the date is June 10, 1998)





                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



As independent public accountants, we hereby consent to the incorporation of our reports included (or incorporated by reference) in this Form 10-K/A, into the Company's previously filed Registration Statements No. 33-55279 of The Connecticut Light and Power Company, No. 33-56537 of CL&P Capital, LP and No. 33-34622, No. 33-44814, No. 33-63023, No. 33-40156, No. 333-52413, and No.
333-52415 of Northeast Utilities.



                                 /s/ ARTHUR ANDERSEN LLP



Hartford, Connecticut
June 10, 1998







                     INDEX TO FINANCIAL STATMENTS SCHEDULES

Schedule

I.    Amended Financial Information of Registrant:
        Northeast Utilities (Parent) Balance
        Sheets 1997 and 1996                                   S-5

        Northeast Utilities (Parent) Statements
        of Income 1997, 1996, and 1995                         S-6

        Northeast Utilities (Parent) Statements
        of Cash Flows 1997, 1996, and 1995                     S-7

II. Amended Valuation and Qualifying Accounts and Reserves 1997, 1996, and 1995:

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






                                     SCHEDULE I
                            NORTHEAST UTILITIES (PARENT)

                        FINANCIAL INFORMATION OF REGISTRANT

                                  BALANCE SHEETS

                           AT DECEMBER  31, 1997 AND 1996

                               (Thousands of Dollars)


                                                              1997           1996
                                                           (Restated)     (Restated)
                                                           ----------     ----------
ASSETS
------
Other Property and Investments:
  Investments in subsidiary companies, at
   equity...............................................  $2,314,746     $2,543,352
  Investments in transmission companies, at equity......      19,635         21,186
  Other, at cost........................................         402            413
                                                          -----------    -----------
                                                           2,334,783      2,564,951
                                                          -----------    -----------
Current Assets:
  Cash..................................................          10             10
  Notes receivable from affiliated companies............      34,200          5,475
  Notes and accounts receivable.........................         711            813
  Receivables from affiliated companies.................         961          7,106
  Prepayments...........................................         265            224
                                                          -----------    -----------
                                                              36,147         13,628
                                                          -----------    -----------
Deferred Charges:
  Accumulated deferred income taxes.....................       5,692          5,293
  Unamortized debt expense..............................         232            524
  Other.................................................          47             46
                                                          -----------    -----------
                                                               5,971          5,863
                                                          -----------    -----------
       Total Assets.....................................  $2,376,901     $2,584,442
                                                          ===========    ===========

CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization:
  Common Shareholders' Equity:
    Common shares, $5 par value--Authorized
    225,000,000 shares; 136,842,170 shares issued and
    130,182,736 shares outstanding in 1997 and
    136,051,938 shares issued and
    128,444,373 outstanding in 1996.....................  $  684,211     $  680,260
  Capital surplus, paid in..............................     932,493        940,446
  Deferred contribution plan--employee stock ownership
    plan (ESOP).........................................    (154,141)      (176,091)
  Retained earnings.....................................     707,522        869,618
                                                          -----------    -----------
    Total common shareholders' equity...................   2,170,085      2,314,233
  Long-term debt........................................     177,000        194,000
                                                          -----------    -----------
    Total capitalization................................   2,347,085      2,508,233
                                                          -----------    -----------
Current Liabilities:
  Notes payable to banks................................        -            38,750
  Long-term debt and preferred stock--current portion...      17,000         16,000
  Accounts payable......................................       1,857         15,504
  Accounts payable to affiliated companies..............         216            600
  Accrued taxes.........................................       7,860          2,158
  Accrued interest......................................       2,343          2,602
  Dividend reinvestment plan............................          90           -
  Other.................................................        -                 2
                                                          -----------    -----------
                                                              29,366         75,616
                                                          -----------    -----------
Other Deferred Credits..................................         450            593
                                                          -----------    -----------
    Total Capitalization and Liabilities                  $2,376,901     $2,584,442
                                                          ===========    ===========







                                      SCHEDULE I
                             NORTHEAST UTILITIES (PARENT)

                         FINANCIAL INFORMATION OF REGISTRANT

                                STATEMENTS OF INCOME

                    YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                   (Thousands of Dollars Except Share Information)

                                          1997           1996
                                       (Restated)     (Restated)        1995
                                     -------------  -------------  -------------
Operating Revenues.................. $       -      $       -      $       -
                                     -------------  -------------  -------------
Operating Expenses:
  Other.............................        8,657          8,920         14,267
  Federal income taxes..............      (10,697)       (10,390)        (8,585)
                                     -------------  -------------  -------------
   Total operating expenses.........       (2,040)        (1,470)         5,682
                                     -------------  -------------  -------------
Operating Income (Loss).............        2,040          1,470         (5,682)
                                     -------------  -------------  -------------
Other Income:
  Equity in earnings of
   subsidiaries.....................     (118,195)        55,370        310,025
  Equity in earnings of
   transmission companies...........        2,968          3,306          3,561
  Other, net........................        2,184            368            329
                                     -------------  -------------  -------------
    Other income, net...............     (113,043)        59,044        313,915
                                     -------------  -------------  -------------
    (Loss) Income before
      interest charges..............     (111,003)        60,514        308,233
                                     -------------  -------------  -------------
Interest Charges....................       18,959         21,585         25,799
                                     -------------  -------------  -------------
Net (Loss)/Income................... $   (129,962)  $     38,929   $    282,434
                                     =============  =============  =============

(Loss)/Earnings Per Common Share.... $      (1.01)  $       0.30   $       2.24
                                     =============  =============  =============
Common Shares Outstanding
 (average)..........................  129,567,708    127,960,382    126,083,645
                                     =============  =============  =============







                                                SCHEDULE I
                                       NORTHEAST UTILITIES (PARENT)
                                   FINANCIAL INFORMATION OF REGISTRANT
                                         STATEMENT OF CASH FLOWS
                                YEARS ENDED DECEMBER 31, 1997, 1996, 1995
                                         (Thousands of Dollars)

                                                               1997          1996
                                                            (Restated)   (Restated)         1995
                                                           ------------ -------------- --------------
Operating Activities:
  Net (loss) income......................................  $  (129,962) $      38,929  $     282,434
  Adjustments to reconcile to net cash
   from operating activities:
    Equity in earnings of subsidiary companies...........      118,195        (55,370)      (310,025)
    Cash dividends received from subsidiary companies....      132,994        247,101        272,350
    Deferred income taxes................................        1,558          3,868            772
    Other sources of cash................................       11,738         17,961          6,916
    Other uses of cash...................................       (2,101)        (3,065)          (528)
    Changes in working capital:
      Receivables........................................        6,247         (7,312)         1,991
      Accounts payable...................................      (14,031)        (3,183)        15,381
      Other working capital (excludes cash)..............        5,490        (13,724)         7,396
                                                           ------------ -------------- --------------
Net cash flows from operating activities.................      130,128        225,205        276,687
                                                           ------------ -------------- --------------

Financing Activities:
  Issuance of common shares..............................        6,502         10,622         47,218
  Net decrease in short-term debt........................      (38,750)       (18,750)       (46,500)
  Reacquisitions and retirements of long-term debt.......      (16,000)       (14,000)       (12,000)
  Cash dividends on common shares........................      (32,134)      (176,276)      (221,701)
                                                           ------------ -------------- --------------
Net cash flows used for financing activities.............      (80,382)      (198,404)      (232,983)
                                                           ------------ -------------- --------------

Investment Activities:
  NU System Money Pool...................................      (28,725)         4,200         (7,700)
  Investment in subsidiaries.............................      (22,583)       (33,217)       (38,963)
  Other investment activities, net.......................        1,562          2,208          2,935
                                                           ------------ -------------- --------------
Net cash flows used for investments......................      (49,746)       (26,809)       (43,728)
                                                           ------------ -------------- --------------
Net decrease in cash for the period......................            0             (8)           (24)
Cash - beginning of period...............................           10             18             42
                                                           ------------ -------------- --------------
Cash - end of period.....................................  $        10  $          10  $          18
                                                           ============ ============== ==============

Supplemental Cash Flow Information
Cash paid during the year for:
  Interest, net of amounts capitalized...................  $    18,960  $      21,770  $      26,430
                                                           ============ ============== ==============
  Income taxes (refund)..................................  $   (16,000) $      (7,700) $      (8,418)
                                                           ============ ============== ==============







                           NORTHEAST UTILITIES AND SUBSIDIARIES                         SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS AND RESERVES                   (Restated)
                                YEAR ENDED DECEMBER 31, 1997
                                   (Thousands of Dollars)
------------------------------------------------------------------------------------------------------
Column A                                  Column B        Column C         Column D       Column E

                                                          Additions
                                                     --------------------
                                                        (1)         (2)

                                                                Charged
                                        Balance at  Charged to  to other                  Balance
                                        beginning   costs and   accounts-  Deductions-    at end
Description                             of period   expenses    describe   describe       of period
------------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

  Reserves for uncollectible accounts   $   17,062 $   14,854 $     -    $   29,864 (a) $    2,052
                                          =========  =========  =========  =========      =========
RESERVES NOT APPLIED AGAINST ASSETS:

  Operating reserves                    $   36,260 $    9,542 $     -    $   11,365 (b) $   34,437
                                          =========  =========  =========  =========      =========

(a)  Amounts written off, net of recoveries.
(b)  Principally payments for environmental remediation, various injuries and damages, employee medical expenses, and expenses in connection therewith.








                           NORTHEAST UTILITIES AND SUBSIDIARIES                       SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS AND RESERVES                 (Restated)
                                YEAR ENDED DECEMBER 31, 1996
                                   (Thousands of Dollars)
-------------------------------------------------------------------------------------------------
Column A                               Column B       Column C          Column D       Column E

                                                      Additions
                                                 --------------------
                                                    (1)         (2)

                                                             Charged
                                      Balance at Charged to  to other                   Balance
                                      beginning  costs and   accounts-  Deductions-     at end
Description                           of period  expenses    describe   describe        of period
-------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

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

                                                                Charged
                                        Balance at  Charged to  to other                   Balance
                                        beginning   costs and   accounts-   Deductions-    at end
Description                             of period   expenses    describe    describe       of period
-------------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

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









                  THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES              SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS AND RESERVES                   (Restated)
                                YEAR ENDED DECEMBER 31, 1997
                                   (Thousands of Dollars)
------------------------------------------------------------------------------------------------------
Column A                                  Column B        Column C         Column D       Column E

                                                          Additions
                                                     --------------------
                                                        (1)         (2)

                                                                 Charged
                                          Balance at Charged to  to other                 Balance
                                          beginning  costs and   accounts-  Deductions-   at end
Description                               of period  expenses    describe   describe      of period
------------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

  Reserves for uncollectible accounts   $   13,241 $   10,509 $     -    $   23,450 (a) $      300
                                          =========  =========  =========  =========      =========
RESERVES NOT APPLIED AGAINST ASSETS:

  Operating reserves                    $   18,879 $    4,458 $     -    $    8,375 (b) $   14,962
                                          =========  =========  =========  =========      =========

(a)  Amounts written off, net of recoveries.
(b)  Principally payments for environmental remediation, various injuries and damages, employee medical expenses, and expenses in connection therewith.







                  THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES            SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS AND RESERVES                 (Restated)
                                YEAR ENDED DECEMBER 31, 1996
                                   (Thousands of Dollars)
-------------------------------------------------------------------------------------------------
Column A                               Column B       Column C          Column D       Column E

                                                      Additions
                                                 --------------------
                                                    (1)         (2)

                                                             Charged
                                      Balance at Charged to  to other                   Balance
                                      beginning  costs and   accounts-   Deductions-    at end
Description                           of period  expenses    describe    describe       of period
-------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

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

                                                                Charged
                                        Balance at  Charged to  to  other                  Balance
                                        beginning   costs and   accounts-    Deductions-   at end
Description                             of period   expenses    describe     describe      of period
-------------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

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








                           PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE                      SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS AND RESERVES                   (Restated)
                                YEAR ENDED DECEMBER 31, 1997
                                   (Thousands of Dollars)
------------------------------------------------------------------------------------------------------
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

                                                                Charged to
                                          Balance at Charged to   other                   Balance
                                          beginning  costs and  accounts-  Deductions-    at end
Description                               of period  expenses   describe   describe       of period
------------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

  Reserves for uncollectible accounts   $    1,700 $    3,259 $     -    $    3,257 (a) $    1,702
                                          =========  =========  =========  =========      =========

RESERVES NOT APPLIED AGAINST ASSETS:

  Operating reserves                    $    7,265 $    1,647 $     -    $    1,124 (b) $    7,788
                                          =========  =========  =========  =========      =========

(a)  Amounts written off, net of recoveries.
(b)  Principally payments for environmental remediation, various injuries and damages, employee medical expenses, and expenses in connection therewith.










                           PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE                    SCHEDULE II
                   VALUATION AND QUALIFYING ACCOUNTS AND RESERVES                     (Restated)
                                      YEAR ENDED DECEMBER 31, 1996
                                              (Thousands of Dollars)
-------------------------------------------------------------------------------------------------
Column A                               Column B       Column C          Column D       Column E

                                                      Additions
                                                 --------------------
                                                    (1)         (2)

                                                             Charged
                                      Balance at Charged to  to other                   Balance
                                      beginning  costs and   accounts-   Deductions-    at end
Description                           of period  expenses    describe    describe       of period
-------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

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

                                                                Charged
                                        Balance at  Charged to  to other                    Balance
                                        beginning   costs and   accounts-    Deductions-    at end
Description                             of period   expenses    describe     describe       of period
-------------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

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







                    WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY               SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS AND RESERVES                   (Restated)
                                YEAR ENDED DECEMBER 31, 1997
                                   (Thousands of Dollars)
------------------------------------------------------------------------------------------------------
Column A                                  Column B        Column C         Column D       Column E

                                                          Additions
                                                     --------------------
                                                        (1)         (2)

                                                                 Charged
                                          Balance at Charged to  to other                 Balance
                                          beginning  costs and   accounts-  Deductions-   at end
Description                               of period  expenses    describe   describe      of period
------------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

  Reserves for uncollectible accounts   $    2,121 $    1,086 $     -    $    3,157 (a) $       50
                                          =========  =========  =========  =========      =========

RESERVES NOT APPLIED AGAINST ASSETS:

  Operating reserves                    $    5,575 $    1,093 $     -    $    1,165 (b) $    5,503
                                          =========  =========  =========  =========      =========

(a)  Amounts written off, net of recoveries.
(b)  Principally payments for environmental remediation, various injuries and damages, employee medical expenses, and expenses in connection therewith.









                             WESTERN MASSACHUSETTS ELECTRIC COMPANY                   SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS AND RESERVES                 (Restated)
                                YEAR ENDED DECEMBER 31, 1996
                                   (Thousands of Dollars)
-------------------------------------------------------------------------------------------------
Column A                               Column B       Column C          Column D       Column E

                                                      Additions
                                                 --------------------
                                                    (1)         (2)

                                                             Charged
                                      Balance at Charged to  to other                   Balance
                                      beginning  costs and   accounts-  Deductions-     at end
Description                           of period  expenses    describe   describe        of period
-------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

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

                                                                Charged
                                        Balance at  Charged to  to other                    Balance
                                        beginning   costs and   accounts-    Deductions-    at end
Description                             of period   expenses    describe     describe       of period
-------------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

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







                               EXHIBIT INDEX


     Each document described below is incorporated by reference to the files of the Securities and Exchange Commission, unless the reference to the document is marked as follows:

     & - Filed with the 1997 Annual Report on Form 10-K/A for NU and herein incorporated by reference from the 1997 NU Form 10-K/A, File No. 1-5324 into the 1997 Annual Report on Form 10-K/A for CL&P, PSNH and WMECO.

     * - Filed with the 1997 Annual Report on Form 10-K for NU and herein incorporated by reference from the 1997 NU Form 10-K, File No. 1-5324 into the 1997 Annual Report on Form 10-K for CL&P, PSNH, WMECO and NAEC.

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

 4 Instruments defining the rights of security holders, including indentures

          4.1   Northeast Utilities

                4.1.1 Indenture dated as of December 1, 1991 between Northeast Utilities and IBJ Schroder Bank & Trust Company, with respect to the issuance of Debt Securities. (Exhibit 4.1.1, 1991 NU Form 10-K, File No. 1-5324)

                4.1.2 First Supplemental Indenture dated as of December 1, 1991 between Northeast Utilities and IBJ Schroder Bank & Trust Company, with respect to the issuance of Series A Notes. (Exhibit 4.1.2, 1991 NU Form 10-K, File No. 1-5324)

                4.1.3 Second Supplemental Indenture dated as of March 1, 1992 between Northeast Utilities and IBJ Schroder Bank & Trust Company with respect to the issuance of 8.38% Amortizing Notes. (Exhibit 4.1.3, 1992 NU Form 10-K, File No. 1-5324)

                4.1.4 Credit Agreements among CL&P, NU, WMECO, NUSCO (as Agent) and 3 Commercial Banks dated December 3, 1992 (Three-Year Facility). (Exhibit C.2.38, 1992 NU Form U5S, File No. 30-246)

                4.1.5 Credit Agreements among CL&P, WMECO, NU, Holyoke Water Power Company, RRR, NNECO and NUSCO (as Agent) and 1 commercial bank dated December 3, 1992 (Three-Year Facility). (Exhibit C.2.39, 1992 NU Form U5S, File No. 30-246)

                4.1.6 Credit Agreement among NU, CL&P and WMECO and several commercial banks, dated as of November 21, 1996. (Exhibit No. B.1, File No. 70-8875)

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
                        File No. 1-5324

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

#                       4.2.24.3 Amendment No. 1, dated January 21, 1998, to
                                 the Standby Bond Purchase Agreement, dated
                                 January 23, 1997.

                        4.2.24.4 AMBAC Municipal Bond Insurance Policy issued
                                 by the Connecticut Development Authority (CL&P Pollution Control Revenue Bond-1996A Series), effective January 23, 1997. (Exhibit 4.2.24.3, 1996 NU Form 10-K, File No. 1-5324)

                4.2.25 Amended and Restated Limited Partnership Agreement (CL&P Capital, L.P.) among CL&P, NUSCO, and the persons who became limited partners of CL&P Capital, L.P. in accordance with the provisions thereof dated as of January 23, 1995 (MIPS). (Exhibit A.1 (Execution Copy), File No. 70-8451)

                4.2.26 Indenture between CL&P and Bankers Trust Company, Trustee (Series A Subordinated Debentures), dated as of January 1, 1995 (MIPS). (Exhibit B.1 (Execution Copy), File No. 70-8451)

                4.2.27 Payment and Guaranty Agreement of CL&P dated as of January 23, 1995 (MIPS). (Exhibit B.3 (Execution Copy), File No. 70-8451)

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

                4.4.11 Loan Agreement between Connecticut Development Authority and WMECO, (Pollution Control Bonds - Series A, Tax Exempt Refunding) dated as of September 1, 1993. (Exhibit 4.4.13, 1993 NU Form 10-K, File No. 1-5324)

                        4.4.11.1 Letter of Credit and Reimbursement Agreement
                                 (Pollution Control Bonds - Series A, Tax Exempt Refunding) dated as of September 1, 1993. (Exhibit 4.4.14, 1993 NU Form 10-K, File No. 1-5324)

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

          10.7 Form of Power Contract dated as of May 20, 1968 between MYAPC and each of CL&P, HELCO, PSNH and WMECO.

                10.7.1 Form of Amendment No. 1 to Power Contract dated as of March 1, 1983 between MYAPC and each of CL&P, PSNH and WMECO. (Exhibit 10.7.1, 1993 NU Form 10-K, File No. 1-5324)

                10.7.2 Form of Amendment No. 2 to Power Contract dated as of January 1, 1984 between MYAPC and each of CL&P, PSNH and WMECO. (Exhibit 10.7.2, 1993 NU Form 10-K, File No. 1-5324)

                10.7.3 Form of Amendment No. 3 to Power Contract dated as of October 1, 1984 between MYAPC and each of CL&P, PSNH and WMECO. (Exhibit No. 10.7.3, 1994 NU Form 10-K, File No. 1-5324)

                10.7.4 Form of Additional Power Contract dated as of February 1, 1984 between MYAPC and each of CL&P, PSNH and WMECO. (Exhibit 10.7.4, 1993 NU Form 10-K, File No. 1-5324)

          10.8 Capital Funds Agreement dated as of May 20, 1968 between MYAPC and CL&P, PSNH, HELCO and WMECO.

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

            #@**10.11.1  Form of First Amendment to Capital Funds Agreement
                         dated as of March 12, 1968 between VYNPC and CL&P, HELCO, PSNH and WMECO.

                10.11.2 Form of Second Amendment to Capital Funds Agreement dated as of September 1, 1993 between VYNPC and CL&P, HELCO, PSNH and WMECO. (Exhibit 10.11.2, 1993 NU Form 10-K, File No. 1-5324)

          10.12 Amended and Restated Millstone Plant Agreement dated as of December 1, 1984 by and among CL&P, WMECO and Northeast Nuclear Energy Company (NNECO). (Exhibit 10.12, 1994 NU Form 10-K, File No. 1-5324)

          10.13 Sharing Agreement dated as of September 1, 1973 with respect to 1979 Connecticut nuclear generating unit (Millstone 3). (Exhibit 6.43, File No. 2-50142)

                10.13.1 Amendment dated August 1, 1974 to Sharing Agreement - 1979 Connecticut Nuclear Unit. (Exhibit 5.45, File No. 2-52392)

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

          10.22 Memorandum of Understanding between CL&P, HELCO, HP&E, HWP and WMECO dated as of June 1, 1970 with respect to pooling of generation and transmission. (Exhibit 13.32, File No. 2-38177)

                10.22.1 Amendment to Memorandum of Understanding between CL&P, HELCO, HP&E, HWP and WMECO dated as of February 2, 1982 with respect to pooling of generation and transmission. (Exhibit 10.21.1, 1993 NU Form 10-K, File No. 1-5324)

                10.22.2 Amendment to Memorandum of Understanding between CL&P, HELCO, HP&E, HWP and WMECO dated as of January 1, 1984 with generation and transmission. (Exhibit 10.21.2, 1994 NU Form 10-K, File No. 1-5324)

          10.23 New England Power Pool Agreement effective as of November 1, 1971, as amended to December 1, 1996. (Exhibit 10.15, 1988 NU Form 10-K, File No. 1-5324.)

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

          10.25 Trust Agreement dated February 11, 1992, between State Street Bank and Trust Company of Connecticut, as Trustor, and Bankers Trust Company, as Trustee, and CL&P and WMECO, with respect to NBFT. (Exhibit 10.23, 1991 NU Form 10-K, File No. 1-5324)

                10.25.1 Nuclear Fuel Lease Agreement dated as of February 11, 1992, between Bankers Trust Company, Trustee, as Lessor, and CL&P and WMECO, as Lessees. (Exhibit 10.23.1, 1991 NU Form 10-K, File No. 1-5324)


          10.26 Simulator Financing Lease Agreement, dated as of February 1, 1985, by and between ComPlan and NNECO. (Exhibit 10.25, 1994 NU Form 10-K, File No. 1-5324)

          10.27 Simulator Financing Lease Agreement, dated as of May 2, 1985, by and between The Prudential Insurance Company of America and NNECO. (Exhibit No. 10.26, 1994 NU Form 10-K, File No. 1-5324)

          10.28 Lease dated as of April 14, 1992 between The Rocky River Realty Company (RRR) and Northeast Utilities Service Company (NUSCO) with respect to the Berlin, Connecticut headquarters (office lease). (Exhibit 10.29, 1992 NU Form 10-K, File No. 1-5324)

                10.28.1 Lease dated as of April 14, 1992 between RRR and NUSCO with respect to the Berlin, Connecticut headquarters (project lease). (Exhibit 10.29.1, 1992 NU Form 10-K, File No. 1-5324)

          10.29 Millstone Technical Building Note Agreement dated as of December 21, 1993 between, by and between The Prudential Insurance Company of America and NNECO. (Exhibit 10.28, 1993 NU Form 10-K, File No. 1-5324)

          10.30 Lease and Agreement, dated as of December 15, 1988, by and between WMECO and Bank of New England, N.A., with BNE Realty Leasing Corporation of North Carolina. (Exhibit 10.63, 1988 NU Form 10-K, File No. 1-5324.)

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
                         August 29, 1997.

13 Annual Report to Security Holders (Each of the Annual Reports is filed only with the Form 10-K/A of that respective registrant.)

&         13.1 Amended Annual Report to Shareholders of NU.

&         13.2 Amended Annual Report of CL&P.

&         13.3 Amended Annual Report of WMECO.

&         13.4 Amended Annual Report of PSNH.

*21       Subsidiaries of the Registrant.

27      Amended Financial Data Schedules (Each Financial Data Schedule is
          filed only with the Form 10-K/A of that respective registrant.)

&         27.1 Amended Financial Data Schedule of NU.

&         27.2 Amended Financial Data Schedule of CL&P.

&         27.3 Amended Financial Data Schedule of WMECO.

&         27.4 Amended Financial Data Schedule of PSNH.