Form 10-Q
period 1998-06-30
NORTHEAST UTILITIES SYSTEM; CONNECTICUT LIGHT & POWER CO; WESTERN MASSACHUSETTS ELECTRIC CO; PUBLIC SERVICE CO OF NEW HAMPSHIRE; NORTH ATLANTIC ENERGY CORP /NH
filed 1998-08-14
CIK 72741, 23426, 106170, 315256, 880416

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1998


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

Company - Class of Stock                        Outstanding at July 31, 1998

Northeast Utilities
Common shares, $5.00 par value                  136,900,684 shares

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

Western Massachusetts Electric Company
Common stock, $25.00 par value                  1,072,471 shares

North Atlantic Energy Corporation
Common stock, $10.00 par value                  1,000 shares




                             GLOSSARY OF TERMS


     The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report:


COMPANIES

NU...............................  Northeast Utilities
CL&P.............................  The Connecticut Light and Power Company
Charter Oak or COE...............  Charter Oak Energy, Inc.
WMECO............................  Western Massachusetts Electric Company
HWP..............................  Holyoke Water Power Company
NUSCO or the
Service Company..................  Northeast Utilities Service Company
NNECO............................  Northeast Nuclear Energy Company
NAEC.............................  North Atlantic Energy Corporation
NAESCO or North Atlantic.........  North Atlantic Energy Service Corporation
PSNH.............................  Public Service Company of New Hampshire
RRR..............................  The Rocky River Realty Company
Select Energy....................  Select Energy, Inc., formerly NUSCO
                                   Energy Partners, Inc.
Mode 1...........................  Mode 1 Communications, Inc.
HEC..............................  HEC, Inc.
Quinnehtuk.......................  The Quinnehtuk Company
the NU system....................  The Northeast Utilities system companies, including NU and its wholly-owned
                                   operating subsidiaries:  CL&P, PSNH, WMECO
                                   and NAEC
CYAPC............................  Connecticut Yankee Atomic Power Company
MYAPC............................  Maine Yankee Atomic Power Company
VYNPC............................  Vermont Yankee Nuclear Power Corporation
YAEC.............................  Yankee Atomic Electric Company
the Yankee Companies.............  CYAPC, MYAPC, VYNPC and YAEC

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

NU 1997 Form 10-K................  The NU system combined 1997 Form 10-K as filed with the SEC and as amended on Form
                                   10-K/A for NU, CL&P, PSNH and WMECO,
                                   collectively the NU 1997 Form 10-K.

NU 1996 Form 10-K................  The NU system combined 1996 Form 10-K as filed with the SEC and as amended on Form
                                   10-K/A for NU, CL&P, PSNH and WMECO,
                                   collectively the NU 1996 Form 10-K.




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




                                                                      Page No.

Part I.     Financial Information

     Item 1.   Financial Statements (Unaudited)
               and

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations

          For the following companies:

          Northeast Utilities and Subsidiaries

               Consolidated Balance Sheets -
               June 30, 1998 and December 31, 1997..................     2

               Consolidated Statements of Income - Three Months
               and Six Months Ended June 30, 1998 and 1997..........     4

               Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 1998 and 1997..............     5

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations........     6

               Report of Independent Public Accountants ............

          The Connecticut Light & Power Company and
          Subsidiaries

               Consolidated Balance  Sheets - June 30, 1998
               and December 31, 1997................................

               Consolidated Statements of Income - Three Months
               and Six Months Ended June 30, 1998 and 1997..........

               Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 1998 and 1997..............

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations........

            Public Service Company of New Hampshire

               Balance Sheets - June 30, 1998
               and December 31, 1997................................

               Statements of Income - Three Months and Six
               Months Ended June 30, 1998 and 1997..................

               Statements of Cash Flows - Six Months Ended
               June 30, 1998 and 1997...............................

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations........

            Western Massachusetts Electric Company and Subsidiary

               Consolidated Balance Sheets - June 30, 1998
               and December 31, 1997................................

               Consolidated Statements of Income - Three Months
               and Six Months Ended June 30, 1998 and 1997..........

               Consolidated Statements of Cash Flows - Six
               Months Ended June 30, 1998 and 1997..................

               Management's Discussion and Analysis of Financial
               Condition and Results of Operations..................

            North Atlantic Energy Corporation

               Balance Sheets - June 30, 1998 and
               December 31, 1997....................................

               Statements of Income - Three Months and Six
               Months Ended June 30, 1998 and 1997..................

               Statements of Cash Flows - Six Months Ended
               June 30, 1998 and 1997...............................

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations........

            Notes to Financial Statements (unaudited -
            all companies)..........................................


Part II.    Other Information

            Item 1.     Legal Proceedings...........................

            Item 4.     Submission of Matters to a Vote of
                        Security Holders............................

            Item 5.     Other Information...........................

            Item 6.     Exhibits and Reports on Form 8-K............

Signatures              ............................................











                      NORTHEAST UTILITIES AND SUBSIDIARIES







                                  PART I.  FINANCIAL INFORMATION

NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                              June 30,      December 31,
                                                                1998            1997
                                                            (Unaudited)      (Restated)
                                                           -------------   -------------
                                                               (Thousands of Dollars)
ASSETS
------

Utility Plant, at cost:
  Electric................................................ $  9,913,197    $  9,869,561
  Other...................................................      187,675         186,130
                                                           -------------   -------------
                                                             10,100,872      10,055,691
     Less: Accumulated provision for depreciation.........    4,520,022       4,330,599
                                                           -------------   -------------
                                                              5,580,850       5,725,092
  Unamortized PSNH acquisition costs......................      367,063         402,285
  Construction work in progress...........................      148,151         141,077
  Nuclear fuel, net.......................................      194,084         194,704
                                                           -------------   -------------
      Total net utility plant.............................    6,290,148       6,463,158
                                                           -------------   -------------
Other Property and Investments:
  Nuclear decommissioning trusts, at market...............      565,860         502,749
  Investments in regional nuclear generating
   companies, at equity...................................       85,247          86,955
  Investments in transmission companies, at equity........       20,210          19,635
  Other, at cost..........................................      104,153          95,362
                                                           -------------   -------------
                                                                775,470         704,701
                                                           -------------   -------------
Current Assets:
  Cash and cash equivalents...............................      131,085         143,403
  Special deposits........................................        2,970            -
  Investments in securitizable assets.....................       75,932         230,905
  Receivables, net........................................      165,847         214,914
  Accrued utility revenues................................       34,439          36,885
  Fuel, materials, and supplies, at average cost..........      210,686         212,721
  Recoverable energy costs, net--current portion..........       67,159          59,959
  Investments in Charter Oak Energy, Inc.
   held for sale..........................................       15,050          33,391
  Prepayments and other...................................       81,223          38,495
                                                           -------------   -------------
                                                                784,391         970,673
                                                           -------------   -------------
Deferred Charges:
  Regulatory assets (Note 2C):
    Income taxes,net......................................      880,704         938,564
    Deferred costs--nuclear plants........................      174,188         199,753
    Unrecovered contractual obligations...................      478,050         515,076
    Recoverable energy costs, net.........................      294,541         324,809
    Deferred demand side management costs.................       13,807          52,100
    Cogeneration costs....................................       18,688          33,505
    Seabrook deferral.....................................       48,309           8,376
    Other.................................................       91,168         101,095
  Unamortized debt expense................................       40,070          38,758
  Other ..................................................       68,886          63,844
                                                           ------------    ------------
                                                              2,108,411       2,275,880
                                                           ------------    ------------
Total Assets.............................................. $  9,958,420    $ 10,414,412
                                                           ============    ============

See accompanying notes to consolidated financial statements.







NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                              June 30,      December 31,
                                                                1998            1997
                                                            (Unaudited)      (Restated)
                                                           -------------   -------------
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common shareholders' equity:
    Common shares, $5 par value--authorized
     225,000,000 shares; 136,900,684 shares issued and
     130,540,854 shares outstanding in 1998 and
     136,842,170 shares issued and 130,182,736 shares
     outstanding in 1997.................................. $    684,503    $    684,211
    Capital surplus, paid in..............................      934,316         932,493
    Deferred contribution plan--employee stock
      ownership plan......................................     (147,205)       (154,141)
    Retained earnings (Note 1)............................      695,846         707,522
                                                           -------------   -------------
           Total common shareholders' equity..............    2,167,460       2,170,085
  Preferred stock not subject to mandatory redemption.....      136,200         136,200
  Preferred stock subject to mandatory redemption.........      197,072         245,750
  Long-term debt..........................................    3,364,622       3,645,659
                                                           -------------   -------------
           Total capitalization...........................    5,865,354       6,197,694
                                                           -------------   -------------
Minority Interest in Consolidated Subsidiaries............      100,000         100,000
                                                           -------------   -------------
Obligations Under Capital Leases..........................      159,886          30,427
                                                           -------------   -------------
Current Liabilities:
  Notes payable to banks..................................       80,000          50,000
  Long-term debt and preferred stock--current
   portion................................................      305,077         274,810
  Obligations under capital leases--current
   portion................................................       51,373         177,304
  Accounts payable........................................      272,639         402,870
  Accrued taxes...........................................       74,735          46,016
  Accrued interest........................................       46,770          30,786
  Accrued pension benefits................................       55,103          77,186
  Other...................................................       99,294          88,396
                                                           -------------    ------------
                                                                984,991       1,147,368
                                                           -------------    ------------

Deferred Credits:
  Accumulated deferred income taxes.......................    1,942,972       1,984,513
  Accumulated deferred investment tax credits.............      153,067         158,837
  Deferred contractual obligations........................      488,885         525,076
  Other...................................................      263,265         270,497
                                                           -------------    ------------
                                                              2,848,189       2,938,923
                                                           -------------    ------------



Commitments and Contingencies (Note 9)


           Total Capitalization and Liabilities........... $  9,958,420    $ 10,414,412
                                                           =============   =============

See accompanying notes to consolidated financial statements.






NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                    Three Months Ended           Six Months Ended
                                                         June 30,                    June 30,
                                                --------------------------- ---------------------------
                                                     1998          1997          1998          1997
                                                                (Restated)                  (Restated)
                                                ------------- ------------- ------------- -------------
                                                    (Thousands of Dollars, except share information)

Operating Revenues............................. $    874,809  $    903,323  $  1,833,714  $  1,878,691
                                                ------------- ------------- ------------- -------------
Operating Expenses:
 Operation --
  Fuel, purchased and net interchange power....      306,117       281,142       659,654       622,524
  Other........................................      212,115       284,055       456,047       545,715
 Maintenance...................................       76,041       143,525       196,996       242,722
 Depreciation..................................       86,556        87,415       173,785       176,594
 Amortization of regulatory assets, net........       38,797        31,015        67,028        62,412
 Federal and state income taxes................       17,627        (7,040)       34,388         8,167
 Taxes other than income taxes.................       61,260        59,669       129,032       127,638
                                                ------------- ------------- ------------- -------------
        Total operating expenses...............      798,513       879,781     1,716,930     1,785,772
                                                ------------- ------------- ------------- -------------
Operating Income...............................       76,296        23,542       116,784        92,919
                                                ------------- ------------- ------------- -------------

Other Income:
  Deferred nuclear plants return--other
    funds......................................        1,781         1,828         3,656         3,602
  Equity in earnings of regional nuclear
    generating and transmission companies......        2,967         2,736         7,091         6,177
  Other, net...................................       (4,913)        1,741         4,862         6,482
  Minority interest in income of subsidiary....       (2,325)       (2,325)       (4,650)       (4,650)
  Income taxes.................................        7,304         1,676        10,328         1,207
                                                ------------- ------------- ------------- -------------
        Other income, net......................        4,814         5,656        21,287        12,818
                                                ------------- ------------- ------------- -------------
        Income before interest charges.........       81,110        29,198       138,071       105,737
                                                ------------- ------------- ------------- -------------

Interest Charges:
  Interest on long-term debt...................       69,247        68,219       139,473       138,425
  Other interest...............................        2,041         3,509         2,919         4,375
  Deferred nuclear plants return--borrowed
     funds.....................................       (3,262)       (3,416)       (6,778)       (6,728)
                                                ------------- ------------- ------------- -------------
        Interest charges, net..................       68,026        68,312       135,614       136,072
                                                ------------- ------------- ------------- -------------

       Income/(Loss) after interest charges....       13,084       (39,114)        2,457       (30,335)

Preferred Dividends of Subsidiaries............        6,811         7,903        14,133        15,806
                                                ------------- ------------- ------------- -------------
Net Income/(Loss).............................. $      6,273  $    (47,017) $    (11,676) $    (46,141)
                                                ============= ============= ============= =============

Earnings/(Loss) Per Common Share............... $       0.05  $      (0.37) $      (0.09) $      (0.36)
                                                ============= ============= ============= =============

Common Shares Outstanding (average)............  130,459,076   129,603,995   130,379,294   129,115,844
                                                ============= ============= ============= =============



See accompanying notes to consolidated financial statements.





NORTHEAST UTILITIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                 Six Months Ended
                                                                     June 30,
                                                             -----------------------
                                                                 1998        1997
                                                                          (Restated)
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  Income/(Loss) before preferred dividends of subsidiaries.. $    2,457  $  (30,335)
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................    173,785     176,594
    Deferred income taxes and investment tax credits, net...      7,709      16,183
    Deferred nuclear plants return..........................    (10,434)    (10,330)
    Amortization of demand-side-management costs, net.......     38,293      37,329
    Recoverable energy costs, net of amortization...........     23,068     (32,393)
    Amortization of PSNH acquisition costs, net.............     20,238      28,282
    Amortization of deferred cogeneration costs, net .......     14,817      16,388
    Deferred nuclear refueling outage, net of amortization..      1,806     (18,255)
    Other sources of cash...................................     84,363      35,541
    Other uses of cash......................................    (19,741)    (92,232)
  Changes in working capital:
    Receivables and accrued utility revenues, net...........   (153,487)     96,868
    Fuel, materials, and supplies...........................      2,035     (11,982)
    Accounts payable........................................   (130,231)   (147,716)
    Accrued taxes...........................................     28,719      24,849
    Sale of receivables and accrued utility revenues........    205,000      28,000
    Investment in securitizable assets......................    154,973     (17,360)
    Other working capital (excludes cash)...................    (40,899)     35,683
                                                             ----------- -----------
Net cash flows from operating activities....................    402,471     135,114
                                                             ----------- -----------
Financing Activities:
  Issuance of common shares.................................        399       3,451
  Issuance of long-term debt................................        275     200,000
  Net increase in short-term debt...........................     30,000     106,250
  Reacquisitions and retirements of long-term debt..........   (257,668)   (241,450)
  Reacquisitions and retirements of preferred stock.........    (48,678)    (25,000)
  Cash dividends on preferred stock.........................    (14,133)    (15,806)
  Cash dividends on common shares...........................          -     (32,134)
                                                             ----------- -----------
Net cash flows used for financing activities................   (289,805)     (4,689)
                                                             ----------- -----------
Investment Activities:
  Investment in plant:
    Electric and other utility plant........................    (93,371)   (112,473)
    Nuclear fuel............................................     (1,704)     (6,074)
                                                             ----------- -----------
  Net cash flows used for investments in plant..............    (95,075)   (118,547)
  Investments in nuclear decommissioning trusts.............    (40,592)    (26,681)
  Capital contributions to Charter Oak Energy...............          -     (28,750)
  Other investment activities, net..........................     10,683     (30,435)
                                                             ----------- -----------
Net cash flows used for investments.........................   (124,984)   (204,413)
                                                             ----------- -----------
Net Decrease In Cash For The Period.........................    (12,318)    (73,988)
Cash and cash equivalents - beginning of period.............    143,403     194,197
                                                             ----------- -----------
Cash and cash equivalents - end of period................... $  131,085  $  120,209
                                                            =========== ===========

See accompanying notes to consolidated financial statements.







                      NORTHEAST UTILITIES AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This discussion should be read in conjunction with the consolidated financial statements and footnotes in this Form 10-Q, the First Quarter 1998 Form 10-Q and the 1997 Form 10-K.

FINANCIAL CONDITION

Overview

NU's second-quarter earnings were $6.3 million, or 5 cents a share, compared with a restated loss of $47.0 million, or 37 cents a share, for the second quarter of 1997.

For the first six months of 1998, NU lost $11.7 million, or 9 cents a share, compared with a restated loss of $46.1 million, or 36 cents a share, for the first half of 1997.

Improved second-quarter results were primarily due to a nearly $140 million reduction in nonfuel operation and maintenance costs in 1998, compared with the same period in 1997. Approximately $80 million of the expense reduction was related to lower costs at nuclear plants fully or partially owned by NU subsidiaries. Lower expenses were recorded at Millstone 1, Connecticut Yankee, and Maine Yankee, which have been permanently shut down and will not return to service. In addition, Millstone 3 spending abated in the second quarter as the unit neared its return to service, and Seabrook's costs fell as the result of a refueling outage in 1997. The company expects spending at Millstone 2 to rise in the third quarter as the company works to return the unit to service by the end of the year.

Another $32 million of expense reduction was related to the receipt of proceeds from several insurance carriers for the settlement with certain insurance companies of all past, present and future environmental matters and the reimbursement of certain costs related to a severe January 1998 ice storm in New Hampshire.

Partially offsetting these lower costs was a nearly $30 million reduction in revenues in the second quarter of 1998, compared with the same quarter of 1997. That decrease reflected rate cuts in each state served by NU subsidiaries, as well as the accounting for the decision by the DPUC to remove Millstone 2 from CL&P's rates.

For the second quarter of 1998, CL&P and WMECO satisfied all financial tests contained in the companies' revolving credit agreement. The next two quarters will continue to be a financial challenge due to the ongoing costs to restart Millstone 2 and the DPUC decision to remove that unit from CL&P's rates. For further information regarding the companies' ability to meet their financial tests, see the Liquidity and Capital Resources section of this MD&A.


Millstone Outages

CL&P and WMECO have ownership interests of 81 percent and 19 percent, respectively, in Millstone 2. CL&P, WMECO and PSNH have joint ownership interests in Millstone 3 that total 68 percent (52.93 percent for CL&P, 12.24 percent for WMECO and 2.85 percent for PSNH). NNECO, a wholly owned subsidiary of NU, acts as an agent for certain NU system companies and other New England utilities in operating the Millstone units.

On June 15, 1998, the NRC granted permission for NNECO to restart Millstone 3, contingent upon the concurrence of the NRC staff. This action reclassified the unit from the NRC's watch list as a Category 3 facility (plants requiring formal NRC concurrence to operate) to a watch list Category 2 facility (plants authorized to operate but that are closely monitored by the NRC). The
NRC staff subsequently authorized the restart on June 29, 1998 and the 1,154-megawatt plant was operating at 100 percent power by July 14, 1998.
The return to service of Millstone 3 is expected to save the NU system approximately $8 million a month in replacement power($7 million for CL&P, $1 million for WMECO and $300,000 for PSNH).

NNECO hopes to return Millstone 2 to service by the end of the year, but such a timetable will be largely dependent on the ability of the company, the NRC staff and the Millstone 2 contractor for the Independent Corrective Action Verification Program (ICAVP), Parsons Power, to complete the design and licensing bases reviews and any resulting corrective actions in a timely manner.

For the six months ended June 30, 1998, the NU system's share of nonfuel O&M costs expensed for Millstone was approximately $208 million, compared to $260 million for the same period in 1997. CL&P's, WMECO's and PSNH's share of Millstone nonfuel O&M costs for 1998 were approximately $167 million, $38 million, and $3 million, respectively, compared to $208 million, $49 million, and $3 million, respectively, for the same period in 1997.

Replacement power costs for the three Millstone units were approximately $162 million for the six months ended June 30, 1998 compared to $200 million for the same period in 1997. CL&P's and WMECO's share of Millstone replacement power costs for 1998 were approximately $139 million and $22 million, respectively, compared to $167 million and $30 million, respectively, for 1997. PSNH's share of Millstone 3 replacement power costs were approximately $1 million in 1998 and $3 million in 1997.

WMECO and PSNH have been expensing all of the costs to restart the units including replacement power and nonfuel O&M expenses. As a result of certain rate decisions in Connecticut, CL&P was permitted to recover, through its energy adjustment clause, replacement power costs for Millstone 1 effective March 1, 1998 and Millstone 2 effective May 1, 1998. See "Connecticut Rate Matters" for issues related to the recovery of Millstone costs.

For further information on the Millstone outages, see the 1997 Form 10-K and the First Quarter 1998 Form 10-Q.


Millstone 1

CL&P and WMECO have ownership interests of 81 percent and 19 percent, respectively, in Millstone 1. In July 1998, CL&P filed a continued unit operation study (CUO) with the DPUC. The CUO study regarding Millstone 1 showed that, given certain assumptions, the economic benefit to customers would be less than one percent of the total cost that would be required to operate the unit through the end of its license in 2010. Given the changing utility structure and electric marketplace, CL&P and WMECO have decided to cease restart activities at Millstone 1 and instead prepare for final decommissioning. CL&P, WMECO and NNECO will undertake a number of regulatory filings intended to implement the decommissioning and recovery of remaining assets of Millstone 1.

At June 30, 1998, the net unrecovered plant costs for Millstone 1 were approximately $246 million ($199 million for CL&P and $47 million for WMECO). The total estimated decommissioning costs, which have been updated to reflect the early shut down of the unit, are approximately $642.1 million in mid-1997 dollars($520.1 million for CL&P and $122 million for WMECO). At June 30, 1998, approximately $250.3 million of the total estimated decommissioning costs had been funded by CL&P and WMECO, respectively through the use of external trusts($195.1 million for CL&P and $55.2 million for WMECO). CL&P has also recorded a reserve on its books which represents amounts which have been collected by CL&P but not funded, and will also be used to fund the total estimated decommissioning obligation of Millstone 1. At June 30, 1998, the balance of this account on CL&P's books was approximately $19.8 million. Management expects that CL&P and WMECO will each be allowed to recover from customers the estimated remaining costs associated with Millstone 1, including decommissioning, unrecovered plant and related assets, and other expenditures. During the third quarter of 1998, CL&P and WMECO expect to recognize their respective shares of these costs as regulatory assets, with corresponding liabilities on their balance sheets.

For further information on Millstone 1, see Connecticut Rate Matters in this MD&A.

Liquidity and Capital Resources

Cash provided from operating activities increased approximately $267 million in the first six months of 1998, from 1997, primarily due to increased cash from the use of two accounts receivable facilities and reduced expenditures for the Millstone outages. Net cash used for financing activities increased approximately $285 million, primarily due to higher reacquisitions and retirements of long-term debt and preferred stock and a decrease in short-term borrowings partially offset by the elimination of cash dividends on NU common shares. The decrease in short-term borrowings reflects the change in accounting for the receivable financing for CL&P. In 1997 the amount outstanding was reflected as short-term debt. In 1998 it is reflected in cash from operating activities. Net cash flows used for investments decreased approximately $79 million, primarily due to a 1997 capital contribution to Charter Oak Energy projects.

For additional information on changes in capitalization, see "Notes to Financial Statements" Note 4.

CL&P and WMECO established facilities under which they may sell from time to time up to $200 million and $40 million, respectively, of their accounts receivable and accrued utility revenues. As of June 30, 1998, CL&P and WMECO had sold approximately $185 million and $20 million of accounts receivable, respectively, to third party purchasers.

For additional information on the sale of accounts receivable, see "Notes to Financial Statements" Note 7.

NU, CL&P and WMECO are parties to a three-year revolving credit agreement (the Credit Agreement), and NU is separately party to another three-year revolving credit agreement with different borrowing conditions. At June 30, 1998, CL&P and WMECO had $10 million and $20 million, respectively outstanding under the Credit Agreement. PSNH had $50 million outstanding at that time under a separate credit agreement.

The NU system companies' ability to make new, and maintain existing, borrowings under their financing arrangements is dependent on their satisfaction of contractual borrowing conditions. The financial tests that must be satisfied to permit NU, CL&P and WMECO to borrow under the Credit Agreement are particularly restrictive throughout 1998. Based on present estimates, it will be difficult for NU, CL&P and WMECO to meet certain of the interest coverage and capital ratio tests contained in the Credit Agreement after the second quarter of 1998. Accordingly, these companies are seeking an amendment to these provisions to enable them to maintain access to funds under the Credit Agreement for the remainder of its life. Similar financial tests are included in an operating lease, which CL&P entered into in June of 1996, related to the use of four turbine generators having an installed cost of approximately $70 million.
CL&P is also seeking an amendment to the covenant restrictions in this lease. Management expects that satisfactory new terms will be reached. There is no assurance that these tests, even if so amended, will be met if the NU system encounters additional unexpected costs relating to storms or other operational events or reduced revenues from regulatory actions or the effects of weather on sales.

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

Most of the fuel used at Millstone is financed through the Niantic Bay Fuel Trust (NBFT). On June 5, 1998, the NBFT issued $180 million of Series G intermediate term notes (ITNs) to repay other indebtedness previously incurred by the NBFT, and the NBFT presently has no other indebtedness. The permanent shutdown of Millstone 1 in July afforded the ITN holders the right to seek repurchase of a pro rata share of their notes based upon the stipulated loss value of the Millstone 1 fuel compared to the stipulated loss value of all fuel then under the NBFT, approximately $83 million. It is not expected that the ITN holders will seek repurchase. The shutdown also obligates CL&P and WMECO to pay such amount to the NBFT under the NBFT lease whether or not any ITN holders request repurchase. The companies are seeking consents from the ITN holders to amend this lease provision so that they will not be obligated to make this payment, but instead will deposit the proceeds of the sale for salvage of the Millstone 1 fuel. Moneys deposited under the NBFT will be available for various purposes under the NBFT, including the purchase of new fuel for use in the other units.

For additional information on leases, see "Notes to Financial Statements"
Note 5.

On July 14, 1998, the NU Board of Trustees authorized the repurchase of up to 10 million NU common shares through July 1, 2000 in connection with the implementation of utility restructuring in New England. Share repurchases could be accomplished through a variety of means, including open market purchases and possibly the use of certain derivative financial instruments or agreements. NU does not contemplate immediate share repurchases.

For more information regarding status of restructuring in the NU System's service territory, see "Restructuring" below and NU's First Quarter 1998 Form 10-Q.

In July 1998, North East Optic Network, Inc. (NEON) held an initial public offering (IPO). Prior to the offering NU, through its unregulated subsidiary Mode 1, owned 41.4% of NEON consisting of approximately 5 million common shares. Mode 1 held approximately 4.8 million shares of NEON valued at over $57 million at the closing of the IPO and will be prohibited from selling these shares for 180 days.

On July 23, 1998, Moody's Investors Service raised its credit ratings on the senior debt of CL&P and WMECO from Ba3 to Ba2 following the restart of Millstone 3. According to Moody's, "The outlook for these companies is positive, predicated on Unit 3 maintaining a solid operating performance and reflecting prospects for a timely return of the Millstone Unit 2 to full service and rate base in Connecticut. While challenges remain, favorable resolution and implementation of restructuring plans in Connecticut and Massachusetts, including divestiture of assets and securitization of restructuring charges, add significant upside potential for ratings over the longer term."

On July 21, 1998, Standard & Poor's (S&P) removed NU and all of its subsidiaries from Credit Watch (negative) for the first time since 1996, in response to the return of Millstone 3 to operation.

Restructuring

Connecticut

CL&P is scheduled to file its restructuring plan in accordance with the Connecticut restructuring legislation with the DPUC by October 1, 1998.


New Hampshire

On May 26, 1998, the New Hampshire Supreme Court heard arguments on two questions concerning the enforceability of the 1989 Rate Agreement signed between NU and the State of New Hampshire. A court ruling is still pending.

On June 12, 1998, the U.S. District Court in Rhode Island issued a written preliminary injunction barring the NHPUC from taking any steps to implement the NHPUC's February 28, 1997 restructuring orders. A trial is scheduled to begin in November. The NHPUC has appealed the order granting the preliminary injunction to the U.S. Court of Appeals for the First Circuit. Oral argument in this appeal will be scheduled in October 1998.

Massachusetts

WMECO's restructuring plan is currently before the DTE for review. As part of the restructuring plan, WMECO announced it is offering for sale certain of its fossil-fuel and hydroelectric generating assets. WMECO will continue to operate and maintain the transmission and local distribution network and deliver electricity to all customers.

For further information on restructuring issues, see "Notes to Financial Statements" Note 9A and NU's First Quarter 1998 Form 10-Q.

Rate Matters

Connecticut

On April 29, 1998, the DPUC issued a final decision to remove Millstone 2 from CL&P's rate base effective May 1, 1998 and Millstone 3 effective July 1, 1998. On July 18, 1998, Millstone 3 returned to rate base after meeting the operating requirements set forth in the DPUC order. Millstone 1 had previously been removed from CL&P's rate base effective March 1, 1998.

Removing Millstone 2 from rate base has resulted in a reduction of CL&P's current annual revenue requirements of $37.7 million, or about $3 million a month. This reduction reflects the removal from rates of the O&M, depreciation, and investment return related to the unit, net of replacement power costs. The net reduction of revenue requirements associated with the removal of Millstone 3 from rates was approximately $7 million for the period July 1, 1998 through July 18, 1998. The DPUC allowed the revenue requirement reductions to be applied to reduce regulatory asset balances, which would have been recoverable in future rates. As a result, there was no change in rates. CL&P has accounted for these reductions as a reserve against revenues until such time when the regulatory asset balances are reduced.

On July 17, 1998, CL&P filed the results of updated continued unit operation
(CUO) studies for Millstone 1 and 2 with the DPUC. The Millstone 2 study concluded that operation of the unit will provide an economic benefit through the end of the unit's license life in 2015. The Millstone 1 CUO study showed that, given certain assumptions, the economic benefit to customers would be less than one percent of the total cost that would be required to operate the unit through the end of its license in 2010.

On June 1, 1998, CL&P filed two applications with the DPUC proposing rate reductions totaling 3.4 percent. The first rate application requests a 1 percent reduction effective September 28, 1998, and requests recovery of approximately $75 million of costs to be expended to improve reliability of CL&P's transmission and distribution system. The second rate application was in connection with CL&P's energy adjustment clause and reduced rates 2.4 percent on July 1, 1998 to reflect that CL&P had incurred lower fuel costs over the past six months.

For further information on Connecticut rate matters, see NU's First Quarter Form 10-Q.

New Hampshire

On May 29, 1998, the NHPUC approved slightly more than a 1 percent increase in PSNH's fuel and purchased power adjustment clause (FPPAC)rate for the period June through November 1998, as well as a Stipulation and Settlement Agreement with the Office of Consumer Advocate and the NHPUC staff. The agreement resolved most of the contested issues in the FPPAC proceeding. The increase in the rate will result in the collection of substantially all of PSNH's currently projected fuel and purchased power costs, but continues to defer for future collection a substantial portion of previously incurred costs.

For further information on New Hampshire rate matters, see NU's First Quarter 1998 Form 10-Q.

Year 2000 Issue

The company has established an action plan by which certain processes must be completed by certain dates in order to ensure its operating and reporting systems, including nuclear systems, are able to properly recognize the year 2000. This action plan has three phases: the inventory phase, the detailed assessment phase, and the remediation phase. The inventory phase identifies all operating and reporting systems which may need to be fixed. This phase is on target and is scheduled to be completed by the end of August 1998. The detailed assessment phase is the process by which tests are performed to determine exactly what needs to be done in order to ensure that the systems are able to properly recognize and process the year 2000. The detailed assessment for the majority of the systems, including nuclear, is scheduled to be completed by the end of 1998. The final phase is the remediation phase; by the end of this phase, all mission critical systems will be Year 2000 ready. Management anticipates the remediation phase for mission critical systems to be finalized by mid-1999.

The NU system utilizes both internal and external resources to reprogram or replace and test the software for Year 2000 modifications. The total estimated remaining cost of the Year 2000 project is $34 million which is being funded through operating cash flows. This estimate does not include any costs for the replacement or repair of equipment or devices that may be identified during the assessment process. The majority of these costs will be expensed as incurred in 1998 and 1999. Since 1996, the company has incurred and expensed approximately $7 million related to the inventory and assessment phases, and preliminary efforts in connection with, its Year 2000 project.

The costs of the project and the date on which the company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those plans. If the NU system's remediation plans or those of third parties are not successful, there could be a significant disruption of the NU system's operations. As a precautionary measure, NU is developing a contingency plan which will evaluate alternatives that could be implemented if our remediation plans are not successful.

The company is committed to assuring that adequate resources are available in order to implement any changes necessary for its nuclear and other operations to be compatible with the new millennium.

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

At June 30, 1998, CL&P had outstanding agreements with a total notional value of approximately $356 million and a negative mark to-market portion of approximately $14.7 million.

NAEC has entered into various interest rate swap agreements related to its $200 million variable rate note, which essentially fixes the interest on it at 7.823 percent.

There have been no material changes in the reported market risks for either CL&P or NAEC since the 1997 Form 10-K. For further information on CL&P's and NAEC's respective market risk exposures, see the MD&A in the 1997 Form 10-K.



RESULTS OF OPERATIONS
                                               Income Statement Variances
                                                  Increase/(Decrease)
                                                    Millions of Dollars

                                      Second                   Six
                                     Quarter     Percent      Months    Percent


Operating revenues                   $(29)         (3)%       $(45)       (2)%

Fuel, purchased and net
  interchange power                    25           9           37         6
Other operation                       (72)        (25)         (90)      (16)
Maintenance                           (67)        (47)         (46)      (19)
Amortization of
  regulatory assets, net                8          25            5         7
Federal and state income taxes         19         (a)           17       (a)
Other income, net                      (7)        (a)           (2)      (25)

Net income/(loss)                      53         (a)           34        75

(a) Percentage greater than 100


Comparison of the Second Quarter of 1998 to the Second Quarter of 1997


Total operating revenues decreased in 1998, primarily due to retail rate decreases for CL&P, PSNH and WMECO and the accounting for the impact of Millstone 2 being removed from CL&P's rates, partially offset by higher retail sales. Retail kilowatt hour sales were 1.7 percent higher in 1998 than in the second quarter 1997.

Fuel, purchased and net interchange power expense increased in 1998, primarily due to the timing in the recognition of costs under CL&P's and PSNH's fuel clauses, partially offset by lower replacement power costs due to lower fuel prices.

Other operation and maintenance expenses decreased in 1998, primarily due to lower costs at the Millstone units ($54 million), the recognition of environmental insurance proceeds ($23 million), lower administrative and general expenses ($19 million), lower capacity charges from CY and MY ($19 million), lower transmission and distribution expenditures primarily due to costs associated with the Long Island Cable repairs in 1997 and lower tree trimming activities in 1998 ($13 million), lower costs at Seabrook as a result of a 1997 refueling outage ($10 million) and the recognition of the January 1998 ice storm insurance reimbursement ($9 million). These decreases were partially offset by higher recognition of nuclear refueling outage costs primarily as a result of the 1996 CL&P Rate Settlement ($7 million).

Amortization of regulatory assets, net increased in 1998, primarily due to higher amortizations as a result of the 1998 CL&P interim rate decisions ($12 million) and the amortization in 1998 of Seabrook phase-in costs ($7 million). These increases were partially offset by the completion of the amortization of a portion of the PSNH acquisition premium ($10 million).

Federal and state income taxes increased in 1998, primarily due to higher book taxable income.

Other income, net decreased in 1998, primarily due to costs associated with CL&P's accounts receivable facility, partially offset by the 1998 benefit from the 1997 shareholder derivative suit settlement.


Comparison of the First Six Months of 1998 to the First Six Months of 1997


Total operating revenues decreased in 1998, primarily due to retail rate decreases for CL&P, PSNH and WMECO and the accounting for the impact of Millstone 2 being removed from CL&P's rates, partially offset by higher retail sales. Retail kilowatt hour sales were 0.7 percent higher in 1998 than in the first six months of 1997.

Fuel, purchased and net interchange power expense increased in 1998, primarily due to the timing in the recognition of costs under CL&P's and PSNH's fuel clauses, partially offset by lower replacement power costs due to lower fuel prices.

Other operation and maintenance expenses decreased in 1998, primarily due to lower costs at the Millstone units ($52 million), lower administrative and general expenses ($33 million), lower capacity charges from CY and MY ($31 million), the recognition of the environmental insurance proceeds ($23 million) and lower costs at Seabrook as a result of a 1997 refueling outage ($9 million). These decreases were partially offset by higher recognition of nuclear refueling outage costs primarily as a result of the 1996 CL&P Rate Settlement ($16 million).

Amortization of regulatory assets, net increased in 1998, primarily due to higher amortizations as a result of the 1998 CL&P interim rate decisions ($10 million) and the amortization in 1998 of Seabrook phase-in costs ($7 million). These increases were partially offset by the completion of the amortization of a portion of the PSNH acquisition premium ($10 million).

Federal and state income taxes increased in 1998, primarily due to higher book taxable income.






                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Northeast Utilities:

We have reviewed the accompanying consolidated balance sheet of Northeast Utilities (a Massachusetts trust) and subsidiaries as of June 30, 1998, and the related consolidated statements of income for the three and six-month periods ended June 30, 1998 and restated three and six-month periods ended June 30, 1997, and the consolidated statements of cash flows for the six-month periods ended June 30, 1998 and restated June 30, 1997. These financial statements are the responsibility of the Company's management.

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


Hartford, Connecticut
August 7, 1998








            THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES




                                   PART I.  FINANCIAL INFORMATION

THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                               June 30,     December 31,
                                                                 1998           1997
                                                             (Unaudited)     (Restated)
                                                            -------------  -------------
                                                                (Thousands of Dollars)
ASSETS
------

Utility Plant, at original cost:
  Electric................................................  $  6,453,871   $  6,411,018

     Less: Accumulated provision for depreciation.........     3,021,191      2,902,673
                                                            -------------  -------------
                                                               3,432,680      3,508,345
  Construction work in progress...........................        84,912         93,692
  Nuclear fuel, net.......................................       137,236        135,076
                                                            -------------  -------------
      Total net utility plant.............................     3,654,828      3,737,113
                                                            -------------  -------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............       414,180        369,162
  Investments in regional nuclear generating
   companies, at equity...................................        56,600         58,061
  Other, at cost..........................................        67,458         66,625
                                                            -------------  -------------
                                                                 538,238        493,848
                                                            -------------  -------------
Current Assets:
  Cash....................................................           296            459
  Investment in securitizable assets (Note 7).............        54,296        205,625
  Notes receivable from affiliated companies..............        49,250           -
  Receivables, net (Note 7)...............................        27,217         50,671
  Accounts receivable from affiliated companies...........         3,200          3,150
  Taxes receivable........................................        13,079         70,311
  Fuel, materials, and supplies, at average cost..........        80,680         81,878
  Recoverable energy costs, net--current portion..........         1,444         28,073
  Prepayments and other...................................       104,850         79,632
                                                            -------------  -------------
                                                                 334,312        519,799
                                                            -------------  -------------
Deferred Charges:
  Regulatory assets (Note 2C):
    Income taxes,net......................................       662,029        709,896
    Unrecovered contractual obligations...................       313,876        338,406
    Deferred demand side management costs.................        13,807         52,100
    Recoverable energy costs, net.........................        90,868        104,796
    Cogeneration costs....................................        18,688         33,505
    Other.................................................        50,076         54,115
  Unamortized debt expense................................        18,181         19,286
  Other...................................................        16,680         18,359
                                                            -------------  -------------
                                                               1,184,205      1,330,463
                                                            -------------  -------------


      Total Assets........................................  $  5,711,583   $  6,081,223
                                                            =============  =============

See accompanying notes to consolidated financial statements.








THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                               June 30,     December 31,
                                                                 1998           1997
                                                             (Unaudited)     (Restated)
                                                            -------------  -------------
                                                                (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common stock--$10 par value--Authorized
   24,500,000 shares; outstanding 12,222,930
   shares.................................................  $    122,229   $    122,229
  Capital surplus, paid in................................       664,129        641,333
  Retained earnings (Note 1)..............................       355,312        419,972
                                                            -------------  -------------
           Total common stockholder's equity..............     1,141,670      1,183,534
  Preferred stock not subject to mandatory
   redemption.............................................       116,200        116,200
  Preferred stock subject to mandatory redemption.........       129,072        151,250
  Long-term debt..........................................     1,863,193      2,023,316
                                                            -------------  -------------
           Total capitalization...........................     3,250,135      3,474,300
                                                            -------------  -------------
Minority Interest in Consolidated Subsidiary..............       100,000        100,000
                                                            -------------  -------------
Obligations Under Capital Leases..........................       124,327         18,042
                                                            -------------  -------------
Current Liabilities:
  Notes payable to banks..................................        10,000         35,000
  Notes payable to affiliated company.....................          -            61,300
  Long-term debt and preferred stock--current
   portion................................................       143,755         23,761
  Obligations under capital leases--current
   portion................................................        38,433        140,076
  Accounts payable........................................        85,775        124,427
  Accounts payable to affiliated companies................        25,908         92,963
  Accrued taxes...........................................        21,028         33,017
  Accrued interest........................................        27,480         14,650
  Other...................................................        32,270         23,495
                                                            -------------  -------------
                                                                 384,649        548,689
                                                            -------------  -------------



Deferred Credits:
  Accumulated deferred income taxes.......................     1,296,271      1,348,617
  Accumulated deferred investment tax credits.............       123,050        127,713
  Deferred contractual obligations........................       324,710        348,406
  Other...................................................       108,441        115,456
                                                            -------------  -------------
                                                               1,852,472      1,940,192
                                                            -------------  -------------
Commitments and Contingencies (Note 9)


           Total Capitalization and Liabilities...........  $  5,711,583   $  6,081,223
                                                            =============  =============

See accompanying notes to consolidated financial statements.






THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                     Three Months Ended     Six Months Ended
                                                            June 30,            June 30,
                                                    ------------------- -----------------------
                                                       1998      1997       1998        1997
                                                              (Restated)            (Restated)
                                                    --------- --------- ----------- -----------
                                                              (Thousands of Dollars)
Operating Revenues................................. $561,224  $574,841  $1,170,185  $1,199,749
                                                    --------- --------- ----------- -----------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power.....  216,624   216,531     463,316     482,625
     Other.........................................  164,052   186,536     341,083     350,732
  Maintenance......................................   56,119    97,753     129,491     168,374
  Depreciation.....................................   57,938    59,050     115,573     118,969
  Amortization of regulatory assets, net...........   24,382    15,492      37,010      31,361
  Federal and state income taxes...................   (9,591)  (19,685)    (20,859)    (28,289)
  Taxes other than income taxes....................   40,634    38,823      87,244      85,693
                                                    --------- --------- ----------- -----------
        Total operating expenses...................  550,158   594,500   1,152,858   1,209,465
                                                    --------- --------- ----------- -----------
Operating Income/(Loss)............................   11,066   (19,659)     17,327      (9,716)
                                                    --------- --------- ----------- -----------

Other Income:
  Equity in earnings of regional nuclear
    generating companies...........................    1,544     1,332       3,712       3,149
  Other, net.......................................   (7,133)    3,496     (13,776)      8,106
  Minority interest in income of subsidiary........   (2,325)   (2,325)     (4,650)     (4,650)
  Income taxes.....................................    5,551       509       8,883         414
                                                    --------- --------- ----------- -----------
        Other (loss)/income, net...................   (2,363)    3,012      (5,831)      7,019
                                                    --------- --------- ----------- -----------
        Income/(Loss) before interest charges......    8,703   (16,647)     11,496      (2,697)
                                                    --------- --------- ----------- -----------

Interest Charges:
  Interest on long-term debt.......................   33,805    30,605      66,745      63,882
  Other interest...................................    1,259     2,909       2,091       3,218
                                                    --------- --------- ----------- -----------
        Interest charges, net......................   35,064    33,514      68,836      67,100
                                                    --------- --------- ----------- -----------

Net Loss........................................... $(26,361) $(50,161) $  (57,340) $  (69,797)
                                                    ========= ========= =========== ===========






See accompanying notes to consolidated financial statements.






THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                   Six Months Ended
                                                                       June 30,
                                                               -----------------------
                                                                   1998        1997
                                                                            (Restated)
                                                               ----------- -----------
                                                                (Thousands of Dollars)
Operating Activities:
  Net Loss ................................................... $  (57,340) $  (69,797)
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation..............................................    115,573     118,969
    Deferred income taxes and investment tax credits, net.....    (37,495)     (9,948)
    Amortization of deferred demand-side-management costs, net     38,293      37,329
    Recoverable energy costs, net of amortization.............     40,557      11,522
    Amortization of deferred cogeneration costs, net .........     14,817      16,388
    Deferred nuclear refueling outage, net of amortization....          -     (22,667)
    Other sources of cash.....................................     58,296      19,899
    Other uses of cash........................................     (9,021)    (78,924)
  Changes in working capital:
    Receivables and accrued utility revenues..................   (161,596)     10,334
    Fuel, materials, and supplies.............................      1,198      (4,430)
    Accounts payable..........................................   (105,707)    (57,803)
    Accrued taxes.............................................    (11,989)     (3,921)
    Sale of receivables and accrued utility revenues..........    185,000           -
    Investment in securitizable assets........................    151,329           -
    Other working capital (excludes cash).....................     53,619       7,029
                                                               ----------- -----------
Net cash flows from/(used for) operating activities...........    275,534     (26,020)
                                                               ----------- -----------

Financing Activities:
  Net (decrease)/increase in short-term debt..................    (86,300)    100,000
  Issuance of long-term debt..................................          -     200,000
  Reacquisitions and retirements of long-term debt............    (45,006)   (193,288)
  Reacquisitions and retirements of preferred stock...........    (22,178)          -
  Cash dividends on preferred stock...........................     (7,320)     (7,611)
  Cash dividends on common stock..............................          -      (5,989)
                                                               ----------- -----------
Net cash flows (used for)/from financing activities...........   (160,804)     93,112
                                                               ----------- -----------

Investment Activities:
  Investment in plant:
    Electric utility plant....................................    (57,351)    (74,494)
    Nuclear fuel..............................................       (156)       (669)
                                                               ----------- -----------
  Net cash flows used for investments in plant................    (57,507)    (75,163)
  NU System Money Pool........................................    (49,250)     53,050
  Investments in nuclear decommissioning trusts...............    (28,764)    (19,194)
  Other investment activities, net............................        628     (25,926)
  Capital contributions ......................................     20,000           -
                                                               ----------- -----------
Net cash flows used for investments...........................   (114,893)    (67,233)
                                                               ----------- -----------
Net Decrease In Cash For The Period...........................       (163)       (141)
Cash - beginning of period....................................        459         404
                                                               ----------- -----------
Cash - end of period.......................................... $      296  $      263
                                                              =========== ===========


See accompanying notes to consolidated financial statements.






                    THE CONNECTICUT LIGHT AND POWER COMPANY

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


CL&P (the company) is a wholly-owned subsidiary of NU. This discussion should be read in conjunction with NU's MD&A and the company's consolidated financial statements and footnotes in this Form 10-Q, the First Quarter 1998 Form 10-Q, and the 1997 Form 10-K.


RESULTS OF OPERATIONS
                                               Income Statement Variances
                                                  Increase/(Decrease)
                                                    Millions of Dollars

                                      Second                  Six
                                     Quarter     Percent     Months      Percent


Operating revenues                   $(14)         (2)%      $(30)         (2)%

Fuel, purchased and net
  interchange power                     -           -         (19)         (4)
Other operation                       (22)        (12)        (10)         (3)
Maintenance                           (42)        (43)        (39)        (23)
Amortization of
  regulatory assets, net                9          57           6          18
Federal and state income taxes          5         (25)         (1)          4
Other income, net                     (11)         (a)        (22)         (a)

Net income/(loss)                      24          47          12          18

(a) Percentage greater than 100


Comparison of the Second Quarter of 1998 to the Second Quarter of 1997

CL&P had a net loss for the second quarter of 1998 of approximately $26 million, compared to a restated net loss of approximately $50 million for the second quarter of 1997. Improved second-quarter results were primarily due to a $64 million reduction in nonfuel operation and maintenance costs, partially offset by a reduction in revenues.

Total operating revenues decreased in 1998, primarily due to the 1998 interim rate reduction and the accounting for the impact of Millstone 2 being removed from rates. Higher retail sales were offset by lower capacity sales revenues as a result of a settlement with the Connecticut Municipal Electric Energy Cooperative. Retail kilowatt hour sales were 3.1 percent higher in 1998 than in the second quarter 1997.

Other operation and maintenance expense decreased in 1998, primarily due to lower costs at the Millstone units ($43 million), lower capacity charges from CY and MY ($11 million), the recognition of environmental insurance proceeds ($8 million), lower administrative and general expenses ($7 million) and lower transmission and distribution expenditures primarily due to costs associated with the Long Island Cable repairs in 1997 and lower tree trimming activities in 1998 ($7 million). These decreases were partially offset by higher capacity purchases ($15 million) and higher recognition of nuclear refueling outage costs primarily as a result of the 1996 Rate Settlement ($9 million).

Amortization of regulatory assets, net increased in 1998, primarily due to higher amortizations as a result of the 1998 interim rate decision.
Federal and state income taxes increased in 1998, primarily due to higher book taxable income.

Other income, net decreased in 1998, primarily due to costs associated with the accounts receivable facility.


Comparison of the First Six Months of 1998 to the First Six Months of 1997

For the first six months of 1998, CL&P lost $57 million, compared to a restated loss of $70 million for the first half of 1997. Improved results for the first six months were primarily due to a $49 million reduction in nonfuel operation and maintenance costs, partially offset by a reduction in revenues.

Total operating revenues decreased in 1998, primarily due to lower capacity sales revenues as a result of a settlement with the Connecticut Municipal Electric Energy Cooperative, the 1998 interim rate decrease and the accounting for the impact of Millstone 2 being removed from rates. These decreases were partially offset by higher retail sales. Retail kilowatt hour sales were 1.1 percent higher in 1998 than in the first six months of 1997.

Fuel, purchased and net interchange power expense decreased in 1998, primarily due to lower intercompany purchases and lower replacement power costs due to lower fuel prices. These decreases were partially offset by the timing in the recognition of costs under the company's fuel clause.

Other operation and maintenance expense decreased in 1998, primarily due to lower costs at the Millstone units ($41 million), lower capacity charges from CY and MY ($18 million), lower administrative and general expenses ($10 million), lower transmission and distribution expenditures primarily due to costs associated with the Long Island Cable repairs in 1997 and lower tree trimming activities in 1998 ($8 million) and the recognition of the environmental insurance proceeds ($8 million). These decreases were partially offset by higher capacity purchases ($35 million) and higher recognition of nuclear refueling outage costs primarily as a result of the 1996 Rate Settlement ($18 million).

Amortization of regulatory assets, net increased in 1998, primarily due to higher amortizations as a result of the 1998 interim rate decision.

Other income, net decreased in 1998, primarily due to costs associated with the accounts receivable facility.


Liquidity and Capital Resources

Cash provided from operations increased approximately $302 million in the first six months of 1998, from 1997, primarily due to cash available through the company's accounts receivable facility and reduced expenditures for the Millstone outages. Net cash used for financing activities increased approximately $254 million, primarily due to higher net reacquisitions of long-term debt and retirement of preferred stock and a decrease in short-term borrowings, partially offset by no cash dividends on common stock. The decrease in short-term borrowings reflects the change in accounting for the receivable financing for the company. Net cash flows used for investments increased approximately $48 million, primarily due to higher investments in the NU system Money Pool.


Financial Condition

For the second quarter of 1998, the company satisfied all financial tests contained in the company's revolving credit agreement. The next two quarters will continue to be a financial challenge due to the ongoing costs to restart Millstone 2 and the DPUC decision to remove that unit from rate base. For further information of the company's ability to meet its financial tests, see the Liquidity and Capital Resources section of NU's MD&A.

For information relating to the following items, refer to NU's MD&A included in this Form 10-Q:

     Millstone Outages

     Millstone 1

     Restructuring

     Rate Matters

     Year 2000 Issues

     Risk-Management Instruments








                    PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE





                                   PART I.  FINANCIAL INFORMATION

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

BALANCE SHEETS

                                                                June 30,     December 31,
                                                                  1998           1997
                                                              (Unaudited)     (Restated)
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
ASSETS
------

Utility Plant, at cost:
  Electric................................................   $  1,900,707   $  1,898,319

     Less: Accumulated provision for depreciation.........        609,189        590,056
                                                             -------------  -------------
                                                                1,291,518      1,308,263
  Unamortized acquisition costs...........................        367,064        402,285
  Construction work in progress...........................         18,855         10,716
  Nuclear fuel, net.......................................          1,305          1,308
                                                             -------------  -------------
      Total net utility plant.............................      1,678,742      1,722,572
                                                             -------------  -------------
Other Property and Investments:
  Nuclear decommissioning trusts, at market...............          5,022          4,332
  Investments in regional nuclear generating
   companies and subsidiary company, at equity............         19,282         19,169
  Other, at cost..........................................          3,809          3,773
                                                             -------------  -------------
                                                                   28,113         27,274
                                                             -------------  -------------
Current Assets:
  Cash and cash equivalents...............................         12,182         94,459
  Receivables, net........................................         77,150         89,338
  Accounts receivable from affiliated companies...........         11,797         38,520
  Accrued utility revenues................................         34,439         36,885
  Fuel, materials, and supplies, at average cost..........         36,007         40,161
  Recoverable energy costs--current portion...............         65,715         31,886
  Prepayments and other...................................         50,304         11,271
                                                             -------------  -------------
                                                                  287,594        342,520
                                                             -------------  -------------


Deferred Charges:
  Regulatory assets (Note 2C):
   Recoverable energy costs...............................        173,966        191,686
   Income taxes, net......................................        126,508        128,244
   Deferred costs, nuclear plant..........................        243,973        281,856
   Unrecovered contractual obligations....................         76,996         83,042
   Seabrook deferral......................................         48,309          8,376
   Other..................................................          2,204          2,214
  Deferred receivable from affiliated company.............         27,600         32,472
  Unamortized debt expense................................         15,173         11,749
  Other...................................................          6,563          5,154
                                                             -------------  -------------
                                                                  721,292        744,793
                                                             -------------  -------------
      Total Assets........................................   $  2,715,741   $  2,837,159
                                                             =============  =============

See accompanying notes to financial statements.







PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

BALANCE SHEETS

                                                                June 30,     December 31,
                                                                  1998           1997
                                                              (Unaudited)     (Restated)
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common stock--$1 par value.
   Authorized and outstanding 1,000 shares................   $          1   $          1
  Capital surplus, paid in................................        424,250        423,713
  Retained earnings (Note 1)..............................        203,593        170,501
                                                             -------------  -------------
           Total common stockholder's equity..............        627,844        594,215
  Preferred stock subject to mandatory redemption.........         50,000         75,000
  Long-term debt..........................................        516,485        516,485
                                                             -------------  -------------
           Total capitalization...........................      1,194,329      1,185,700
                                                             -------------  -------------

Obligations Under Seabrook Power Contracts
 and Other Capital Leases.................................        750,287        799,450
                                                             -------------  -------------
Current Liabilities:
  Notes payable to banks..................................         50,000           -
  Long-term debt and preferred stock--current portion.....         25,000        195,000
  Obligations under Seabrook Power Contracts and other
   capital leases--current portion........................        129,882        122,363
  Accounts payable........................................         29,311         21,231
  Accounts payable to affiliated companies................         29,234         32,677
  Accrued taxes...........................................         93,317         69,445
  Accrued interest........................................          6,138          7,197
  Accrued pension benefits................................         46,032         46,061
  Other...................................................          8,231          9,417
                                                             -------------  -------------
                                                                  417,145        503,391
                                                             -------------  -------------


Deferred Credits:
  Accumulated deferred income taxes.......................        218,904        204,406
  Accumulated deferred investment tax credits.............          3,716          3,972
  Deferred contractual obligations........................         76,996         83,042
  Deferred revenue from affiliated company................         27,600         32,472
  Other...................................................         26,764         24,726
                                                             -------------  -------------
                                                                  353,980        348,618
                                                             -------------  -------------


Commitments and Contingencies (Note 9)


                                                             -------------  -------------
           Total Capitalization and Liabilities...........   $  2,715,741   $  2,837,159
                                                             =============  =============

See accompanying notes to financial statements.






PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

STATEMENTS OF INCOME
(Unaudited)

                                                      Three Months Ended     Six Months Ended
                                                           June 30,              June 30,
                                                    --------------------- ----------------------
                                                       1998       1997       1998        1997
                                                                (Restated)            (Restated)
                                                    ---------- ---------- ---------- -----------
                                                              (Thousands of Dollars)
Operating Revenues................................. $ 250,784  $ 257,098  $ 512,529  $  535,419
                                                    ---------- ---------- ---------- -----------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power.....    70,868     61,032    145,814     136,601
     Other.........................................    85,967     94,737    173,792     181,149
  Maintenance......................................     1,328      9,339     29,944      17,450
  Depreciation.....................................    11,221     10,865     22,728      22,107
  Amortization of regulatory assets, net...........     6,103     14,141     20,238      28,282
  Federal and state income taxes...................    21,677     21,447     37,069      49,064
  Taxes other than income taxes....................    11,214     11,347     21,769      21,800
                                                    ---------- ---------- ---------- -----------
        Total operating expenses...................   208,378    222,908    451,354     456,453
                                                    ---------- ---------- ---------- -----------
Operating Income...................................    42,406     34,190     61,175      78,966
                                                    ---------- ---------- ---------- -----------

Other Income:
  Equity in earnings of regional nuclear
    generating companies and subsidary company.....       795        299      1,466         855
  Other, net.......................................     3,082         10      6,479        (130)
  Income taxes.....................................    (3,170)      (276)    (6,396)       (847)
                                                    ---------- ---------- ---------- -----------
        Other income/(loss), net...................       707         33      1,549        (122)
                                                    ---------- ---------- ---------- -----------
        Income before interest charges.............    43,113     34,223     62,724      78,844
                                                    ---------- ---------- ---------- -----------

Interest Charges:
  Interest on long-term debt.......................    11,259     12,919     23,953      25,544
  Other interest...................................       253         15        379        (284)
                                                    ---------- ---------- ---------- -----------
        Interest charges, net......................    11,512     12,934     24,332      25,260
                                                    ---------- ---------- ---------- -----------


Net Income......................................... $  31,601  $  21,289  $  38,392  $   53,584
                                                    ========== ========== ========== ===========





See accompanying notes to financial statements.





PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                 Six Months Ended
                                                                     June 30,
                                                             -----------------------
                                                                 1998        1997
                                                                          (Restated)
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  Net Income................................................ $   38,392  $   53,584
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................     22,728      22,107
    Deferred income taxes and investment tax credits, net...     44,423      19,269
    Recoverable energy costs, net of amortization...........    (16,109)    (25,217)
    Amortization of acquisition costs, net..................     20,238      28,282
    Deferred Seabrook capital costs.........................    (39,933)          -
    Other sources of cash...................................     55,453      29,753
    Other uses of cash......................................    (72,054)     (3,130)
  Changes in working capital:
    Receivables and accrued utility revenues................     41,357      26,386
    Fuel, materials, and supplies...........................      4,154      (1,353)
    Accounts payable........................................      4,637      (4,527)
    Accrued taxes...........................................     23,872       6,436
    Other working capital (excludes cash)...................    (41,307)    (34,323)
                                                             ----------- -----------
Net cash flows from operating activities....................     85,851     117,267
                                                             ----------- -----------


Financing Activities:
  Net increase in short term debt...........................     50,000           -
  Reacquisitions and retirements of long-term debt..........   (170,000)          -
  Reacquisition and retirements of preferred stock..........    (25,000)    (25,000)
  Cash dividends on preferred stock.........................     (5,300)     (6,625)
  Cash dividends on common stock............................          -     (85,000)
                                                             ----------- -----------
Net cash flows used for financing activities................   (150,300)   (116,625)
                                                             ----------- -----------

Investment Activities:
  Investment in plant:
    Electric utility plant..................................    (17,389)    (12,746)
    Nuclear fuel............................................          3           3
                                                             ----------- -----------
  Net cash flows used for investments in plant..............    (17,386)    (12,743)
  NU System Money Pool......................................          -      13,100
  Other investment activities, net..........................       (442)     (1,806)
                                                             ----------- -----------
Net cash flows used for investments.........................    (17,828)     (1,449)
                                                             ----------- -----------
Net Decrease In Cash For The Period.........................    (82,277)       (807)

Cash and cash equivalents - beginning of period.............     94,459       1,015
                                                             ----------- -----------
Cash and cash equivalents - end of period................... $   12,182  $      208
                                                             =========== ===========




See accompanying notes to financial statements.







                    PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations



PSNH (the company) is a wholly-owned subsidiary of NU. This discussion should be read in conjunction with NU's MD&A and the company's consolidated financial statements and footnotes in this Form 10-Q, the First Quarter 1998 Form 10-Q, and the 1997 Form 10-K.



RESULTS OF OPERATIONS
                                               Income Statement Variances
                                                  Increase/(Decrease)
                                                    Millions of Dollars

                                      Second                  Six-
                                     Quarter     Percent     Months     Percent


Operating revenues                    $(6)         (2)%      $(23)         (4)%

Fuel, purchased and net
  interchange power                    10          16           9           7
Other operation                        (9)         (9)         (7)         (4)
Maintenance                            (8)        (86)         12          72
Amortization of
  regulatory assets, net               (8)        (57)         (8)        (28)
Federal and state income taxes          3          14          (6)        (13)
Other income, net                       3         307           7         (50)

Net income/(loss)                      10          48         (15)        (28)


Comparison of the Second Quarter of 1998 to the Second Quarter of 1997

PSNH's net income was approximately $32 million for the second quarter of 1998 compared to $21 million, as restated, for the second quarter of 1997. The increase in net income for the second quarter was primarily due to lower nonfuel operation and maintenance expenses, partially offset by lower revenues.

Total operating revenues decreased in 1998, primarily due to a 1997 retail rate decrease, partially offset by higher revenues under the company's fuel clauses. Retail kilowatt-hour sales were flat in 1998 from the same period in 1997.

Fuel, purchased and net interchange power expense increased in 1998, primarily due to the timing in the recognition of costs under the company's fuel clause, partially offset by lower purchased power as a result of the Seabrook refueling outage in 1997.

Other operation and maintenance expense decreased in 1998, primarily due to the recognition of environmental insurance proceeds ($10 million), lower capacity charges from MY and CY ($4 million), and the recognition of the January ice storm insurance reimbursement ($9 million); partially offset by the amortization of the Seabrook phase-in costs that began in June 1998 ($7 million).

Amortization of regulatory assets decreased ($8 million) in 1998, primarily due to completion of the amortization of a portion of the company's acquisition premium.

Federal and state income taxes increased due to higher book taxable income.

Other income, net increased in 1998, primarily due to the amortization of the Seabrook deferred charges associated with the taxes on the purchased return which began in December 1997.


Comparison of the First Six Months of 1998 to the First Six Months of 1997

Net income for the six months ended June 30, 1998 was $38 million, compared to $53 million, as restated, for the six months ended June 30, 1997. The decrease in net income for the six month period was primarily due to lower operating revenues and higher nonfuel operation and maintenance expenses.

Total operating revenues decreased in 1998, primarily due to the 1997 retail rate decrease partially offset by higher revenues under the company's fuel clause. Retail kilowatt hour sales increased 0.4% for the six months 1998.

Fuel, purchased and net interchange power expense increased in 1998, primarily due to the timing in the recognition of costs under the company's fuel clause, partially offset by lower purchased power as a result of the 1997 Seabrook refueling outage.

Other operation and maintenance expense increased in 1998, primarily due to the amortization of Seabrook phase-in costs that began in June 1998 ($7 million), higher costs related to the January ice storm, net of insurance proceeds, ($10 million) and higher fossil maintenance costs ($6 million). These increases were partially offset by lower capacity charges from MY and CY ($6 million), and the recognition of the environmental insurance proceeds ($10 million).

Amortization of regulatory assets decreased ($8 million) in 1998, due to the completion of the amortization of a portion of the company's acquisition premium.

Federal and state income taxes decreased in 1998, primarily due to lower book taxable income.

Other income, net increased in 1998, primarily due to the amortization of the Seabrook deferred charges associated with the taxes on the purchased return which began in December 1997.


Liquidity

Cash provided from operations decreased approximately $31 million in the first six months of 1998, from 1997, primarily due to the billing from NAEC of the Seabrook phase-in costs which were not being recovered from customers, partially offset by higher working capital. Net cash used for financing activities increased approximately $34 million, primarily due to higher reacquisitions and retirements of long-term debt, partially offset by lower cash dividends on common shares and an increase in short-term debt. Net cash flows used for investments increased approximately $16 million, primarily due to a 1997 decrease in investments in the NU system Money Pool.

For information relating to the following items, refer to NU's MD&A included in this Form 10-Q:

     Financial Condition

     Millstone Outages

     Restructuring

     Rate Matters

     Year 2000 Issues








             WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY





                                 PART I.    FINANCIAL INFORMATION

WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

                                                               June 30,    December 31,
                                                                 1998          1997
                                                             (Unaudited)    (Restated)
                                                            -------------  ------------
                                                               (Thousands of Dollars)
ASSETS
------
Utility Plant, at original cost:
  Electric................................................  $  1,290,704   $ 1,284,288

     Less: Accumulated provision for depreciation.........       585,571       559,119
                                                            -------------  ------------
                                                                 705,133       725,169
  Construction work in progress...........................        18,276        19,038
  Nuclear fuel, net.......................................        31,474        30,907
                                                            -------------  ------------
      Total net utility plant.............................       754,883       775,114
                                                            -------------  ------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............       115,643       102,708
  Investments in regional nuclear generating
   companies, at equity...................................        15,332        15,741
  Other, at cost..........................................         6,903         4,900
                                                            -------------  ------------
                                                                 137,878       123,349
                                                            -------------  ------------
Current Assets:
  Cash....................................................           270           105
  Investments in securitizable assets (Note 7)............        21,636        25,280
  Receivables, net (Note 7)...............................         2,362         2,739
  Accounts receivable from affiliated companies...........         3,491         3,933
  Taxes receivable........................................         3,568        10,768
  Fuel, materials, and supplies, at average cost..........         5,005         5,860
  Prepayments and other...................................        21,347        14,945
                                                            -------------  ------------
                                                                  57,679        63,630
                                                            -------------  ------------
Deferred Charges:
  Regulatory assets (Note 2C):
   Income taxes, net......................................        58,207        63,716
   Unrecovered contractual obligations....................        87,178        93,628
   Recoverable energy costs...............................        27,754        26,270
   Other..................................................        26,076        27,763
  Unamortized debt expense................................         2,289         2,695
  Other...................................................         3,532         2,963
                                                            -------------  ------------
                                                                 205,036       217,035
                                                            -------------  ------------

      Total Assets........................................  $  1,155,476   $ 1,179,128
                                                            =============  ============




See accompanying notes to consolidated financial statements.









WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

                                                               June 30,    December 31,
                                                                 1998          1997
                                                             (Unaudited)    (Restated)
                                                            -------------  ------------
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization:
  Common stock--$25 par value.
   Authorized and outstanding 1,072,471 shares............  $     26,812   $    26,812
  Capital surplus, paid in................................       151,537       151,171
  Retained earnings (Note 1)..............................        57,724        58,608
                                                            -------------  ------------
           Total common stockholder's equity..............       236,073       236,591
  Preferred stock not subject to mandatory redemption.....        20,000        20,000
  Preferred stock subject to mandatory redemption.........        18,000        19,500
  Long-term debt..........................................       348,595       386,849
                                                            -------------  ------------
           Total capitalization...........................       622,668       662,940
                                                            -------------  ------------
Obligations Under Capital Leases..........................        25,690           217
                                                            -------------  ------------
Current Liabilities:
  Notes payable to banks..................................        20,000        15,000
  Notes payable to affiliated company.....................        24,100        14,350
  Long-term debt and preferred stock--current
   portion................................................        41,500        11,300
  Obligations under capital leases--current
   portion................................................         8,329        32,670
  Accounts payable........................................        14,344        30,571
  Accounts payable to affiliated companies................         9,860        21,209
  Accrued taxes...........................................           151           522
  Accrued interest........................................         7,435         3,318
  Other...................................................         8,191         2,446
                                                            -------------  ------------
                                                                 133,910       131,386
                                                            -------------  ------------
Deferred Credits:
  Accumulated deferred income taxes.......................       241,424       246,453
  Accumulated deferred investment tax credits.............        22,630        23,364
  Deferred contractual obligations........................        87,178        93,628
  Other...................................................        21,976        21,140
                                                            -------------  ------------
                                                                 373,208       384,585
                                                            -------------  ------------


Commitments and Contingencies (Note 9)


           Total Capitalization and Liabilities...........  $  1,155,476   $ 1,179,128
                                                            =============  ============




See accompanying notes to consolidated financial statements.








WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                 Three Months Ended     Six Months Ended
                                                       June 30,             June 30,
                                                -------------------  --------------------
                                                   1998      1997       1998      1997
                                                          (Restated)           (Restated)
                                                --------- ---------  --------- ----------
                                                           (Thousands of Dollars)
Operating Revenues............................. $ 90,649  $104,130   $197,838  $ 210,184
                                                --------- ---------  --------- ----------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power.   25,565    35,255     57,006     76,335
     Other.....................................   30,602    40,744     63,976     72,571
  Maintenance..................................   11,901    24,868     27,454     41,353
  Depreciation.................................   10,155     9,647     20,494     19,829
  Amortization of regulatory assets............    1,343     1,610      3,039      3,225
  Federal and state income taxes...............     (230)   (7,977)     1,041     (9,244)
  Taxes other than income taxes................    4,699     4,777     10,376     10,234
                                                --------- ---------  --------- ----------
        Total operating expenses...............   84,035   108,924    183,386    214,303
                                                --------- ---------  --------- ----------
Operating Income/(Loss)........................    6,614    (4,794)    14,452     (4,119)
                                                --------- ---------  --------- ----------

Other Income:
  Equity in earnings of regional nuclear
    generating companies.......................      420       359      1,016        852
  Other, net...................................     (620)     (213)        91        357
  Income taxes.................................      420       630        214        702
                                                --------- ---------  --------- ----------
        Other income, net......................      220       776      1,321      1,911
                                                --------- ---------  --------- ----------
        Income/(loss) before interest charges..    6,834    (4,018)    15,773     (2,208)
                                                --------- ---------  --------- ----------


Interest Charges:
  Interest on long-term debt...................    6,748     6,001     13,685     11,974
  Other interest...............................      824     1,473      1,459      2,343
                                                --------- ---------  --------- ----------
        Interest charges, net..................    7,572     7,474     15,144     14,317
                                                --------- ---------  --------- ----------


Net (Loss)/Income.............................. $   (738) $(11,492)  $    629  $ (16,525)
                                                ========= =========  ========= ==========






See accompanying notes to consolidated financial statements.






WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                   Six Months Ended
                                                                       June 30,
                                                               -----------------------
                                                                   1998        1997
                                                                            (Restated)
                                                               ----------- -----------
                                                                (Thousands of Dollars)
Operating Activities:
  Net Income/(Loss)........................................... $      629  $  (16,525)
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation..............................................     20,494      19,829
    Deferred income taxes and investment tax credits, net.....     (2,982)     (3,448)
    Recoverable energy costs, net of amortization.............     (1,484)      5,408
    Amortization of nuclear refueling outage, net of deferrals      1,806       4,411
    Other sources of cash.....................................     11,396       9,222
    Other uses of cash........................................     (1,255)    (15,422)
  Changes in working capital:
    Receivables and accrued utility revenues..................    (19,181)     22,437
    Fuel, materials, and supplies.............................        855        (846)
    Accounts payable..........................................    (27,576)    (15,119)
    Accrued taxes.............................................       (371)     (2,261)
    Sale of receivables and accrued utility revenues..........     20,000      28,000
    Investments in securitizable assets.......................      3,644     (17,360)
    Other working capital (excludes cash).....................     10,660       1,080
                                                               ----------- -----------
Net cash flows from operating activities......................     16,635      19,406
                                                               ----------- -----------

Financing Activities:
  Net increase in short-term debt.............................     14,750      30,700
  Reacquisitions and retirements of long-term debt............     (9,800)    (14,700)
  Reacquisitions and retirements of preferred stock...........     (1,500)          -
  Cash dividends on preferred stock...........................     (1,513)     (1,570)
  Cash dividends on common stock..............................          -     (15,004)
                                                               ----------- -----------
Net cash flows from/(used for) financing activities...........      1,937        (574)
                                                               ----------- -----------
Investment Activities:
  Investment in plant:
    Electric utility plant....................................     (9,058)    (12,816)
    Nuclear fuel..............................................          -         (23)
                                                               ----------- -----------
  Net cash flows used for investments in plant................     (9,058)    (12,839)
  Investments in nuclear decommissioning trusts...............     (7,754)     (4,743)
  Other investment activities, net............................     (1,594)     (1,215)
                                                               ----------- -----------
Net cash flows used for investments...........................    (18,406)    (18,797)
                                                               ----------- -----------
Net Increase In Cash For The Period...........................        166          35
Cash - beginning of period....................................        105          67
                                                               ----------- -----------
Cash - end of period.......................................... $      271  $      102
                                                               =========== ===========

See accompanying notes to consolidated financial statements.







                     WESTERN MASSACHUSETTS ELECTRIC COMPANY

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


WMECO (the company) is a wholly-owned subsidiary of NU. This discussion should be read in conjunction with NU's MD&A and the company's consolidated financial statements and footnotes in this Form 10-Q, the First Quarter 1998 Form 10-Q and the 1997 Form 10-K.


RESULTS OF OPERATIONS
                                               Income Statement Variances
                                                  Increase/(Decrease)
                                                  Millions of Dollars

                                      Second                  Six
                                     Quarter     Percent     Months     Percent


Operating revenues                   $(13)        (13)%      $(12)         (6)%

Fuel, purchased and net
  interchange power                   (10)        (27)        (19)        (25)
Other operation                       (10)        (25)         (9)        (12)
Maintenance                           (13)        (52)        (14)        (34)
Federal and state income taxes          8         (92)         11          (a)

Net income/(loss)                      11         (94)         17          (a)

(a) Percentage greater than 100


Comparison of the Second Quarter of 1998 to the Second Quarter of 1997

WMECO had a net loss for the second quarter of 1998 of approximately $700,000 compared to a restated net loss of approximately $11.5 million for the second quarter of 1997. Improved second quarter results were primarily due to a $23 million reduction in nonfuel operation and maintenance costs, partially offset by a reduction in operating revenues.

Total operating revenues decreased in 1998, primarily due to a 10% 1998 retail rate decrease and lower revenues under the company's fuel clause. Retail kilowatt hour sales were 1.2 percent higher in 1998 than in the second quarter 1997.

Fuel, purchased and net interchange power expense decreased in 1998, primarily due to the timing in the recognition of costs under the company's fuel clause and lower replacement power costs due to lower fuel prices.

Other operation and maintenance expense decreased in 1998, primarily due to lower costs at the Millstone units ($10 million), lower capacity charges from CY and MY ($4 million), lower administrative and general expenses ($3 million) and the recognition of environmental insurance proceeds ($2 million).

Federal and state income taxes increased in 1998, primarily due to higher book taxable income.


Comparison of the First Six Months of 1998 to the First Six Months of 1997

For the first six months of 1998, WMECO had net income of approximately $600,000 compared to a restated net loss of approximately $16.5 million for the first six months of 1997. Improved results for the six months were primarily due to a $23 million reduction in nonfuel operation and maintenance costs, partially offset by a reduction in operating revenues.

Total operating revenues decreased in 1998, primarily due to a 10% 1998 retail rate decrease and lower revenues under the company's fuel clause. These decreases were partially offset by higher retail sales. Retail kilowatt hour sales were 2.5 percent higher than those in the first six months of 1997.

Fuel, purchased and net interchange power expense decreased in 1998, primarily due to the timing in the recognition of costs under the company's fuel clause and lower replacement power costs due to lower fuel prices.

Other operation and maintenance expense decreased in 1998, primarily due to lower costs associated with the Millstone outages ($10 million), lower capacity charges from CY and MY ($6 million), lower administrative and general expenses ($3 million) and the recognition of the environmental insurance proceeds ($2 million).

Federal and state income taxes increased in 1998, primarily due to higher book taxable income.

Liquidity and Capital Resources

Cash provided from operations decreased approximately $3 million in the first six months of 1998, from 1997, primarily due to a decrease in cash from the use of an accounts receivable facility, partially offset by lower cash expenditures related to the Millstone outages. Net cash from financing activities increased approximately $3 million, primarily due to a decrease in long-term debt reacquisitions and retirements and lower payments of cash dividends, partially offset by lower short-term borrowings.

See NU's MD&A in this form 10-Q for further detail regarding Liquidity and Capital Resources.

Financial Condition

For the second quarter of 1998, the company satisfied all financial tests contained in the company's revolving credit agreement. The next two quarters will continue to be a financial challenge due to the ongoing costs to restart Millstone 2. For further information on the company's ability to meet its financial tests, see the Liquidity and Capital Resources section of NU's MD&A.

For information relating to the following items, refer to NU's MD&A included in this form 10-Q:

     Millstone Outages

     Millstone 1

     Restructuring

     Rate Matters

     Year 2000 Issue







                       NORTH ATLANTIC ENERGY CORPORATION





                                   PART I.  FINANCIAL INFORMATION

NORTH ATLANTIC ENERGY CORPORATION

BALANCE SHEETS

                                                                June 30,
                                                                  1998       December 31,
                                                              (Unaudited)        1997
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
ASSETS
------

Utility Plant, at original cost:
  Electric................................................   $    769,731   $    779,111

     Less: Accumulated provision for depreciation.........        160,847        143,778
                                                             -------------  -------------
                                                                  608,884        635,333
  Construction work in progress...........................          7,212          4,616
  Nuclear fuel, net.......................................         24,069         27,413
                                                             -------------  -------------
      Total net utility plant.............................        640,165        667,362
                                                             -------------  -------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............         31,015         26,547
                                                             -------------  -------------
                                                                   31,015         26,547
                                                             -------------  -------------
Current Assets:
  Cash....................................................            533             13
  Special deposits........................................          2,970           -
  Receivables from affiliated companies...................         23,467         25,695
  Taxes receivable........................................         10,845          4,613
  Materials and supplies, at average cost.................         13,024         13,003
  Prepayments and other...................................          3,142          4,220
                                                             -------------  -------------
                                                                   53,981         47,544
                                                             -------------  -------------
Deferred Charges:
  Regulatory assets:
   Deferred costs--Seabrook...............................        174,188        199,753
   Income taxes, net......................................         45,966         48,736
   Recoverable energy costs...............................          1,952          2,057
   Unamortized loss on reacquired debt....................         15,151         18,938
  Unamortized debt expense................................          3,222          3,702
                                                             -------------  -------------
                                                                  240,479        273,186
                                                             -------------  -------------


      Total Assets........................................   $    965,640   $  1,014,639
                                                             =============  =============



See accompanying notes to financial statements.







NORTH ATLANTIC ENERGY CORPORATION

BALANCE SHEETS

                                                                June 30,
                                                                  1998       December 31,
                                                              (Unaudited)        1997
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common stock--$1 par value. Authorized
   and outstanding 1,000 shares..........................    $          1   $          1
  Capital surplus, paid in................................        160,999        160,999
  Retained earnings.......................................         48,914         58,702
                                                             -------------  -------------
           Total common stockholder's equity..............        209,914        219,702
  Long-term debt..........................................        405,000        475,000
                                                             -------------  -------------
           Total capitalization...........................        614,914        694,702
                                                             -------------  -------------


Current Liabilities:
  Notes payable to affiliated company.....................          3,050          9,950
  Long-term debt--current portion.........................         70,000         20,000
  Accounts payable........................................          6,352          7,912
  Accounts payable to affiliated companies................            763          6,040
  Accrued interest........................................          3,009          3,025
  Accrued taxes...........................................            450           -
  Other...................................................            397          1,055
                                                             -------------  -------------
                                                                   84,021         47,982
                                                             -------------  -------------

Deferred Credits:
  Accumulated deferred income taxes.......................        216,317        216,701
  Deferred obligation to affiliated company...............         27,600         32,472
  Other...................................................         22,788         22,782
                                                             -------------  -------------
                                                                  266,705        271,955
                                                             -------------  -------------


Commitments and Contingencies (Note 9)



           Total Capitalization and Liabilities...........   $    965,640   $  1,014,639
                                                             =============  =============




See accompanying notes to financial statements.





NORTH ATLANTIC ENERGY CORPORATION
STATEMENTS OF INCOME
(Unaudited)

                                                      Three Months Ended     Six Months Ended
                                                           June 30,              June 30,
                                                    --------------------- ---------------------
                                                       1998       1997       1998       1997
                                                    ---------- ---------- ---------- ----------
                                                              (Thousands of Dollars)

Operating Revenues................................. $  69,627  $  50,128  $ 137,796  $  92,104
                                                    ---------- ---------- ---------- ----------
Operating Expenses:
  Operation --
     Fuel..........................................     3,140      1,697      6,362      5,525
     Other.........................................     9,312     10,844     17,769     18,734
  Maintenance......................................     3,826     10,723      6,822     13,656
  Depreciation.....................................     6,193      6,156     12,605     12,513
  Amortization of regulatory assets, net...........    21,366       -        42,732       -
  Federal and state income taxes...................     9,124      3,272     18,094      6,517
  Taxes other than income taxes....................     3,301      3,253      6,399      6,570
                                                    ---------- ---------- ---------- ----------
        Total operating expenses...................    56,262     35,945    110,783     63,515
                                                    ---------- ---------- ---------- ----------
Operating Income...................................    13,365     14,183     27,013     28,589
                                                    ---------- ---------- ---------- ----------

Other Income:
  Deferred Seabrook return--other funds............     1,749      1,812      3,624      3,553
  Other, net.......................................    (2,002)        20     (4,386)       136
  Income taxes.....................................     4,499        716      7,674        870
                                                    ---------- ---------- ---------- ----------
        Other income, net..........................     4,246      2,548      6,912      4,559
                                                    ---------- ---------- ---------- ----------
        Income before interest charges.............    17,611     16,731     33,925     33,148
                                                    ---------- ---------- ---------- ----------
Interest Charges:
  Interest on long-term debt.......................    12,624     12,876     25,439     25,403
  Other interest...................................      (153)       257       (173)       182
  Deferred Seabrook return--borrowed funds.........    (3,163)    (3,360)    (6,553)    (6,635)
                                                    ---------- ---------- ---------- ----------
        Interest charges, net......................     9,308      9,773     18,713     18,950
                                                    ---------- ---------- ---------- ----------

Net Income......................................... $   8,303  $   6,958  $  15,212  $  14,198
                                                    ========== ========== ========== ==========

See accompanying notes to financial statements.





NORTH ATLANTIC ENERGY CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                 Six Months Ended
                                                                     June 30,
                                                             -----------------------
                                                                 1998        1997
                                                             ----------- -----------
                                                              (Thousands of Dollars)

Operating Activities:
  Net Income................................................ $   15,212  $   14,198
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................     12,605      12,513
    Deferred income taxes and investment tax credits, net...      2,462      11,410
    Deferred Seabrook return, net of amortization...........     33,011     (10,188)
    Amortization of deferred obligation to affiliated co....     (4,872)          -
    Other sources of cash...................................     22,469       8,045
    Other uses of cash......................................     (7,522)       (206)
  Changes in working capital:
    Receivables.............................................      2,228      (1,613)
    Materials and supplies..................................        (21)       (267)
    Accounts payable........................................     (6,837)    (10,926)
    Accrued taxes...........................................        450      (3,171)
    Other working capital (excludes cash)...................     (8,798)      2,725
                                                             ----------- -----------
Net cash flows from operating activities....................     60,387      22,520
                                                             ----------- -----------

Financing Activities:
  Net (decrease)/increase in short-term debt................     (6,900)     35,900
  Reacquisitions and retirements of long-term debt..........    (20,000)    (20,000)
  Cash dividends on common stock............................    (25,000)    (25,000)
                                                             ----------- -----------
Net cash flows used for financing activities................    (51,900)     (9,100)
                                                             ----------- -----------

Investment Activities:
  Investment in plant:
    Electric utility plant..................................     (2,636)     (5,837)
    Nuclear fuel............................................     (1,551)     (5,381)
                                                             ----------- -----------
  Net cash flows used for investments in plant..............     (4,187)    (11,218)

  Investments in nuclear decommissioning trusts.............     (3,780)     (2,501)
                                                             ----------- -----------
Net cash flows used for investments.........................     (7,967)    (13,719)
                                                             ----------- -----------
Net Increase/(Decrease) In Cash For The Period..............        520        (299)

Cash - beginning of period..................................         13         299
                                                             ----------- -----------
Cash - end of period........................................ $      533  $     -
                                                             =========== ===========

See accompanying notes to financial statements.






                       North Atlantic Energy Corporation

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


NAEC (the company) is a wholly-owned subsidiary of NU. This discussion should be read in conjunction with NU's MD&A in this Form 10-Q, the company's financial statements and footnotes in this Form 10-Q, the 1998 First Quarter Form 10-Q and the 1997 Form 10-K.


FINANCIAL CONDITION

Overview

Under the Seabrook Power Contract (the Contract), PSNH is unconditionally obligated to pay the company's cost of service for a period equal to the length of the NRC full-power operating license for Seabrook (through 2026) whether or not Seabrook 1 is operating and without regard to the cost of alternative sources of power. In addition, PSNH will be obligated to pay decommissioning and project cancellation costs after the termination of the operating license.

NAEC had net income of approximately $15 million for the six months ended June 30, 1998, compared to $14 million for the same period in 1997.

Liquidity and Capital Resources

Cash provided from operations increased by approximately $37 million in the first six months of 1998, from 1997, as a result of the beginning of the amortization of the Seabrook deferred return in December 1997, which is billed through the Seabrook Power Contract to PSNH. Cash used for financing activities increased by approximately $43 million in the first six months of 1998, from 1997, primarily due to the repayment of short-term debt. Cash used for investments decreased by approximately $6 million in the first six months of 1998, from 1997 primarily due to lower expenditures related to electric utility plant and nuclear fuel.

See NU's MD&A in this Form 10-Q for further information on liquidity and capital resources.

Seabrook Performance

Seabrook operated at a capacity factor of 79.7 percent through June 1998, compared to 71.6 percent for the same period in 1997. The higher 1998 capacity factor is due primarily to a refueling outage in 1997.

Risk-Management Instruments

NAEC uses swaps to manage the market risk exposures associated with variable interest rates. The company uses these instruments to reduce risk by essentially creating offsetting market exposures but does not use these risk-management instruments for speculative purposes. For further information on risk-management instruments, see the "Notes to Financial Statements," Note 6.

For additional information relating to risk-management instruments, see NU's MD&A in this Form 10-Q and the MD&A in the 1997 10-K.


For information relating to the following items, refer to NU's MD&A in this Form 10-Q:

     PSNH Restructuring

     Year 2000 Issue


RESULTS OF OPERATIONS



                                               Income Statement Variances
                                                   Increase/(Decrease)
                                                   Millions of Dollars

                                                  1998 over/(under) 1997

                                      Second                  Six-
                                     Quarter     Percent     Months     Percent


Operating revenues                    $19          39%        $46          50%

Other operation                        (1)        (14)         (1)         (5)
Maintenance                            (7)        (64)         (7)        (50)
Amortization of
  regulatory assets, net               21          (a)         43          (a)
Federal and state income taxes          2          81           5          85
Other income, net                      (2)         (a)         (5)        (33)

Net earnings/(loss)                     1          19           1           7

(a) Percent greater than 100


Comparison of the Second Quarter of 1998 to the Second Quarter of 1997

Operating revenues represent amounts billed to PSNH under the terms of the Power Contracts and billings to PSNH for decommissioning expense.

Operating revenues increased in the second quarter of 1998 primarily due to increased sales to PSNH as a result of the amortization of the Seabrook deferred return which began in December 1997.

Other operation and maintenance expense decreased in 1998 primarily due to higher costs in 1997 relating to the Seabrook outage.

Amortization of regulatory assets, net increased in the second quarter of 1998 primarily due to the amortization of the Seabrook deferred return which began in December 1997.

Federal and state income taxes increased in the second quarter of 1998 primarily due to higher book taxable income.

Other, net income decreased in the second quarter of 1998 primarily due to the amortization of the Seabrook deferred charges associated with the taxes on the purchased return which began in December 1997.


Comparison of the First Six Months of 1998 to the First Six Months of 1997

Operating revenues represent amounts billed to PSNH under the terms of the Power Contracts and billings to PSNH for decommissioning expense.

Operating revenues increased in 1998 primarily due to increased sales to PSNH as a result of the amortization of the Seabrook deferred return which began in December 1997.

Other operation and maintenance expense decreased in 1998 primarily due to higher costs in 1997 relating to the Seabrook outage.

Amortization of regulatory assets, net increased in 1998 primarily due to the amortization of the Seabrook deferred return which began in December 1997.

Federal and state income taxes increased in 1998 primarily due to higher book taxable income.

Other, net income decreased in 1998 primarily due to the amortization of the Seabrook deferred charges associated with the taxes on the purchased return which began in December 1997.




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


                   NOTES TO FINANCIAL STATEMENTS (Unaudited)


1.   SECURITIES AND EXCHANGE COMMISSION INQUIRY AND RESTATEMENT
     (NU, CL&P, PSNH, WMECO)

During the first quarter of 1998, the SEC made an inquiry into the NU system companies' accounting for nuclear compliance costs. The SEC advised NU, CL&P, PSNH and WMECO to reflect these costs as incurred, rather than reserving for them. NU, CL&P, PSNH, and WMECO and their independent auditors, Arthur Andersen LLP believed the accounting they followed was required by, and was in accordance with, generally accepted accounting principles. The NU system companies agreed to adjust their accounting as requested by the SEC beginning with the first quarter 1998 financial statements. The NU system companies also restated 1997 and 1996 financial statements and amended their respective 1997 and 1996 Form 10-Ks.

For additional information regarding the SEC inquiry and restatement, see the combined Form 10-Q for the quarter ended March 31, 1998, the Form 8-K dated March 9, 1998 for NU and PSNH, the Form 8-K dated March 25, 1998 for CL&P and WMECO, and the combined NU 1997 Form 10-K.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   Presentation (All Companies)

          The accompanying unaudited consolidated financial statements should be read in conjunction with the MD&A in this Form 10-Q, the Amended Annual Reports of NU, CL&P, PSNH and WMECO, and the Annual Report of NAEC, which were filed as part of a combined Form 10-K for the year ended December 31, 1997 and the combined Form 10-Q for the quarter ended March 31, 1998 for NU, CL&P, PSNH, WMECO and NAEC. In the opinion of the companies, the accompanying financial statements contain all adjustments necessary to present fairly the companies' financial position as of June 30, 1998, the results of operations for the three-month and six-month periods ended June 30, 1998 and 1997, and the statements of cash flows for the six-month periods ended June 30, 1998 and 1997. All adjustments are of a normal, recurring nature except those described below in Note 9B. The results of operations for the three-month and six-month periods ended June 30, 1998 and 1997 are not indicative of the results expected for a full year.

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

     B.   New Accounting Standards (All Companies)

          In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities.

          This statement becomes effective for the NU system companies on January 1, 2000 and will require derivative instruments used by the NU system companies to be recognized on the balance sheets as assets or liabilities at fair value. The NU system uses derivative instruments for hedging purposes only. These derivative instruments will be accounted for differently depending on which hedging classification the derivative instrument falls under, as defined by SFAS 133. Based on the derivative instruments currently used by the NU system companies to hedge some of its fuel price and interest rate risks, there may be an impact on earnings upon adoption of SFAS 133 which cannot be determined at this time.

          For additional information regarding derivative instruments, see
          Note 6, "Interest Rate and Fuel Price Management," in this Form 10-Q, the combined Form 10-Q for the quarter ended March 31, 1998, and the NU 1997 Form 10-K.

          For additional information regarding new accounting standards, see the combined Form 10-Q for the quarter ended March 31, 1998 and the NU 1997 Form 10-K.

     C.   Regulatory Accounting and Assets (All Companies)

          Regulatory Accounting: The accounting policies of CL&P, PSNH,
          WMECO and NAEC conform to generally accepted accounting principles applicable to rate-regulated enterprises and reflect the effects of the ratemaking process in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation." The restructuring of the electric utility industry is currently the focus of regulatory proceedings in each state in which NU operates.

          CL&P, PSNH and WMECO each expect that their respective transmission and distribution business will continue to be rate regulated on a cost-of-service basis and, accordingly, CL&P, PSNH and WMECO will each continue to apply SFAS 71 to these portions of their respective business. In a restructured electric utility environment, the generation portion of each system companies' respective business will be deregulated.

          Connecticut: The Connecticut General Assembly has passed legislation for electric utility industry restructuring, to begin January 1, 2000 in Connecticut. The legislation requires electric companies operating within the Connecticut jurisdiction, including CL&P, to submit a restructuring plan to the DPUC by October 1, 1998. Management is unable to predict the ultimate outcome of CL&P's restructuring proceeding, however, it believes that it is entitled to full recovery of its prudently incurred costs, including regulatory assets and strandable investments based on the restructuring legislation. Management believes that CL&P's use of regulatory accounting remains appropriate within this jurisdiction pending a final decision on CL&P's October 1998 filing.

          New Hampshire: Restructuring the electric utility industry in New Hampshire is currently the focus of proceedings within the federal and state court systems. Management believes that PSNH's use of regulatory accounting remains appropriate while this issue remains in litigation.

          Massachusetts: Electric utility industry restructuring in Massachusetts became effective March 1, 1998. On February 20, 1998, the DTE issued an order approving, in all material aspects, WMECO's restructuring plan filed on December 31, 1997, on an interim basis. During May 1998, WMECO filed a modified restructuring plan with the DTE (collectively, the plan). A final decision on WMECO's modified restructuring plan is expected later in 1998. Management believes that WMECO's use of regulatory accounting remains appropriate within this jurisdiction, pending final decision on the plan by the DTE.

          Once the DTE completes its review of WMECO's modified restructuring plan and issues a final approval, WMECO will discontinue the application of SFAS 71 to the generation portion of its business. The restructuring legislation enacted by Massachusetts specifically provides for future deferrals and cost recovery of generation-related strandable assets as contemplated under the restructuring plan. WMECO is not expected to write off either its generation-related strandable investments or related regulatory assets. WMECO's generation-related regulatory assets had a book value of approximately $179 million at June 30, 1998.

          For further information on the NU system companies' respective regulatory environments and the potential impacts of restructuring, see the MD&A and Note 9A in this Form 10-Q, the combined Form 10-Q for the quarter ended March 31, 1998, and the NU 1997 Form 10-K.

          Regulatory Accounting/Millstone 1: SFAS 90, "Regulated Enterprises - Accounting for Abandonment and Disallowances of Plant Costs," amends SFAS 71 and governs the accounting and reporting required when it becomes probable that a nuclear plant will be abandoned. SFAS 90 requires, in part, that once it becomes probable that the operating asset will be abandoned, the cost of the asset be removed from plant in service, and, that the disallowance of any costs of the abandoned plant which is probable and reasonably estimable be recognized as a loss. NU has decided to cease restart activities at Millstone 1 and instead prepare for final decommissioning. The NU system companies will undertake a number of regulatory filings intended to implement the decommissioning and recovery of remaining assets of Millstone 1. At this point in time, management believes accounting for the plant abandonment in accordance with SFAS 90 will not have a material effect on the NU system companies' results of operations. For further information on the closure of Millstone 1, see the MD&A and Notes 9B and 10 in this Form 10-Q.

          Regulatory Assets: On May 29, 1998, the NHPUC approved a Stipulation and Settlement, previously agreed to by PSNH, the Office of the Consumer Advocate and the NHPUC staff. This settlement resolved most of the contested issues in a comprehensive fuel and purchased power adjustment clause (FPPAC) proceeding. As approved by the NHPUC, in conjunction with a new reduced NEPOOL capability responsibility, PSNH's revised request produced slightly more than a 1 percent net increase in rates. This rate collects substantially all currently projected fuel and purchased power costs, but will defer a substantial portion of previously incurred costs.

          For additional information regarding regulatory accounting and assets, see the MD&A in this Form 10-Q, the combined Form 10-Q for the quarter ended March 31, 1998, the Form 8-Ks dated March 9, 1998, and the NU 1997 Form 10-K.

3.   SHORT-TERM DEBT (NU, CL&P, WMECO)

     NU, CL&P and WMECO are parties to a three-year revolving credit agreement, and NU is separately party to another three-year revolving credit agreement with different borrowing conditions (collectively, the Credit Agreement). At June 30, 1998, NU, CL&P and WMECO had $0 million, $10 million, and $20 million, respectively of borrowings outstanding under the Credit Agreement. PSNH had $50 million outstanding at that time under a separate credit agreement.

     The NU system companies' ability to make new, and maintain existing, borrowings under their respective financing arrangements is dependent on their satisfaction of contractual borrowing conditions. Based on present estimates, it will be difficult for NU, CL&P and WMECO to meet certain of the interest coverage and capital ratio covenants contained in the Credit Agreement after the second quarter of 1998. Accordingly, these NU system companies are seeking an amendment to these provisions to enable them to attain or maintain access to funds under the Credit Agreement for the remainder of its life. Similar financial tests are included in an operating lease, which CL&P entered into in June of 1996, related to the use of four turbine generators having an installed cost of approximately $70 million. CL&P is also seeking an amendment to the covenant restrictions in this lease. Management expects that satisfactory new terms will be reached. There is no assurance that these tests, even if so amended, will be met if the NU system encounters additional unexpected costs relating to storms or other operational events or reduced revenues from regulatory actions or the effects of weather on sales.

     For additional information, see the MD&A in this Form 10-Q, the combined Form 10-Q for the quarter ended March 31, 1998, and the NU 1997 Form 10-K.

4.   CAPITALIZATION (NU, CL&P)

     CL&P: On June 30, 1998, CL&P elected to redeem and pay off $25,000,000 principal amount of its first and refunding mortgage bonds, 7-1/4%, Series VV, due July 1, 1999 (the Series VV Bonds) at the general redemption price of 100.00 percent of the principal amount thereof together with accrued interest thereon. The partial redemption was funded, in part, through the use of CL&P's accounts receivable sales program and short-term financing facility.

     During June 1998, the NU Board of Trustees approved a resolution for a capital contribution to be made by NU to CL&P in the amount of $20 million.

     For information related to NU's stock compensation plans and related stock registrations, see Note 8 in this Form 10-Q and the NU 1997 Form 10-K.

     For further information on matters related to the NU system companies' capitalization, refer to the MD&A in this Form 10-Q, the combined Form 10-Q for the quarter ended March 31, 1998, and the NU 1997 Form 10-K.


5.   LEASES (NU, CL&P, WMECO)

     CL&P and WMECO utilize the Niantic Bay Fuel Trust (NBFT) to finance substantially all of their nuclear fuel requirements for the Millstone units. The NBFT consisted of a revolving credit facility and intermediate term notes (ITNs). The revolving credit facility portion of the agreement expired on July 31, 1998. The NBFT currently consists of the ITNs. On June 5, 1998, the NBFT issued $180 million Series G ITNs through a private placement offering. The five-year notes mature June 5, 2003 and will bear interest at a rate of 8.59% per annum, payable semiannually.

     The proceeds from the Series G ITNs were used to refinance the $80 million Series F ITNs which matured on June 5, 1998, to repay outstanding advances and interest under the NBFT Credit Agreement and will be used as cash collateral for future purchases of nuclear fuel.

     The permanent shutdown of Millstone 1 in July afforded the ITN holders the right to seek repurchase of a pro rata share of their notes based upon the value of the Millstone 1 fuel compared to all fuel then under the NBFT, approximately $83 million. It is not expected at present that any ITN holders will seek repurchase. The shutdown also obligates CL&P and WMECO to pay such amount to the NBFT under the NBFT lease whether or not any ITN holders request repurchase. The companies are seeking consents from the ITN holders to amend this lease provision so that they will not be obligated to make this payment, but instead deposit the proceeds of the sale for salvage of the Millstone 1 fuel. Whatever moneys are deposited under the NBFT will be available for various purposes under the NBFT, including the purchase of new fuel for use in the other units.

     For additional information regarding the NBFT and other lease matters, see the MD&A in this Form 10-Q, the combined Form 10-Q for the quarter ended March 31, 1998, and the NU 1997 Form 10-K.

6.   INTEREST RATE AND FUEL PRICE MANAGEMENT (NU, CL&P, NAEC)

     Fuel Price Management: As of June 30, 1998, CL&P had outstanding derivative instruments used for fuel-price management with a total notional value of approximately $356 million and a negative mark-to-market position of approximately $14.7 million.

     The terms of CL&P's fuel-price management agreements require CL&P to post cash collateral with its counterparties in the event of negative mark-to-market positions and lowered credit ratings. The amount of collateral is to be returned to CL&P when the mark-to-market position becomes positive, when CL&P meets specified credit ratings or when an agreement ends and all open positions are properly settled. At June 30, 1998, cash collateral in the amount of approximately $17.1 million was posted under these terms.

     Interest Rate Management: As of June 30, 1998, NAEC had outstanding derivative instruments used for interest-rate management with a total notional value of approximately $200 million and a negative mark-to-market position of approximately $773 thousand.

     Credit Risk: These fuel-price and interest-rate management agreements have been made with various financial institutions, each of which is rated "A3" or better by Moody's rating agency. Each respective company is exposed to credit risk on their respective risk management instruments if the counterparties fail to perform their obligations. However, management anticipates that the counterparties will be able to fully satisfy their obligations under the agreements.

     For further information on fuel-price and interest-rate management instruments, see the MD&A in this Form 10-Q, the NU system combined Form 10-Q for the quarter ended March 31, 1998, and the NU 1997 Form 10-K.

7.   SALE OF ACCOUNTS RECEIVABLE AND ACCRUED UTILITY REVENUES (CL&P, WMECO)

     During 1996, CL&P and WMECO entered into agreements to sell up to $200 million and $40 million, respectively, of undivided ownership interests in their eligible customer receivables and accrued utility revenues (receivables).

     CL&P and WMECO have each established a special purpose, wholly owned subsidiary whose business consists of the purchase and resale of receivables. At June 30, 1998, approximately $185 million and $20 million of receivables had been sold to third-party purchasers by CL&P and WMECO, respectively, through the use of each company's special purpose, wholly owned subsidiary, CL&P Receivables Corporation (CRC) and WMECO Receivables Corporation (WRC).

     WMECO: For the periods ended May 31, 1998 and June 30, 1998, respectively, WMECO's senior secured debt was not rated at least the required rating as defined under the terms of WMECO's receivables purchase agreement. As a result, an event of termination and a transition event had occurred. WMECO and WRC requested and received waivers of such event of termination from the purchaser and agent. Under the waivers, the purchaser and agent agreed to forebear taking any action as permitted within the agreement as a result of such termination events through December 31, 1998, and agreed to an aggregate purchase limit for all percentage interests subject to the receivables purchase agreement of $40 million.

     For CRC's and WRC's respective sale agreements with the third-party purchasers, the receivables were sold with limited recourse. Both CRC's and WRC's respective sales agreements provide for a formula-based loss reserve in which additional receivables may be assigned to the third-party purchasers for costs such as bad debt. The third-party purchasers absorb the excess amount in the event that actual loss experience exceeds the loss reserve. At June 30, 1998, approximately $20.3 million and $4.2 million of assets had been designated as collateral by CRC and WRC, respectively. These amounts represent the formula-based amount of credit exposure at June 30, 1998. Historical losses for bad debt for both CL&P and WMECO have been substantially less.

     For further information on the NU system companies' sale of receivables, see the MD&A in this Form 10-Q and NU 1997 Form 10-K.

8.   STOCK-BASED COMPENSATION

     In May 1998, the shareholders of NU voted to approve the establishment of the Northeast Utilities Employee Share Purchase Plan (ESPP) and the Northeast Utilities Incentive Plan (Incentive Plan). The ESPP allows eligible employees to purchase shares of NU common stock at a predetermined discount of the lower of the price of the stock at the beginning or end of a six-month period. The ESPP is designed to encourage employee ownership in NU. Payroll deductions for the ESPP began in July 1998.

     The Incentive Plan sets the terms to provide stock-based compensation awards to be made, both on an annual basis and an individual basis, to certain eligible employees and board members in order to assist in recruiting and retaining talented individuals. The Incentive Plan is designed to align the economic interests of the participants with those of the shareholders. The first of the annual grants was made in May 1998.

     NU accounts for its stock-based compensation programs in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock
     Issued to Employees." Accordingly, no compensation expense has been recognized for the stock options granted under the Incentive Plan in May 1998, as the exercise price of the options was equal to the market price of the stock on the date of grant. Compensation expense related to the restricted stock grants made under the program in May 1998 was not material.

     For further information, see Part II, Other Information - Item 4 in this Form 10-Q and the NU 1997 Form 10-K.

9.   COMMITMENTS AND CONTINGENCIES (All Companies)

     A.   Restructuring and Rate Matters (All Companies)

          Connecticut:

          Restructuring: On April 29, 1998, the governor of the state of Connecticut signed into law a comprehensive electric utility restructuring bill. It is expected that CL&P is permitted, under this legislation, to fully recover its strandable costs.

          For additional information regarding the Connecticut utility restructuring legislation and the utility restructuring environment in Connecticut, see Note 2C, and the MD&A in this Form 10-Q, the combined Form 10-Q for the quarter ended March 31, 1998, NU's and CL&P's Form 8-Ks dated April 15, 1998 and the NU 1997 Form 10-K.

          Rate Matters: On June 1, 1998, CL&P filed two rate applications with the DPUC, proposing a total of 3.4 percent in rate reductions. The first application, a base rate case, requested a one percent rate reduction effective September 28, 1998. The second filing, pursuant to CL&P's energy adjustment clause reduced rates 2.4 percent and was effective July 1, 1998.

          For additional information on the June 1, 1998 Connecticut rate filings, refer to the MD&A in this Form 10-Q.

          New Hampshire:

          For information regarding electric utility restructuring and rate matters in the New Hampshire jurisdiction, see the MD&A in this Form 10-Q, Form 8-Ks dated March 9, 1998, the combined Form 10-Q for the quarter ended March 31, 1998, and the NU 1997 Form 10-K.

          Massachusetts:

          For information on electric utility restructuring and rate matters in Massachusetts, see the MD&A and Note 2C in this Form 10-Q, the combined Form 10-Q for the quarter ended March 31, 1998, and the NU 1997 Form 10-K.

      B.  Nuclear Performance (All Companies)

          Millstone: The three Millstone units are operated by NNECO. Millstone 1 and 2 have been out of service since November 4, 1995 and February 21, 1996, respectively. Millstone 2 is currently on the NRC's watch list.

          Millstone 1: During July 1998, NU decided to cease restart activities at Millstone 1. For further information on this matter, see Note 10 and the MD&A in this Form 10-Q.

          Millstone 2:  NNECO hopes to return Millstone 2 to service by the end
          of the year, but such timetable   will be largely dependent on the NU
          system companies, the NRC staff and the Millstone 2 contractor for the ICAVP's ability to complete the design and licensing bases reviews, and any resulting corrective actions, in a timely manner.

          Management cannot be certain as to when the NRC will allow Millstone 2 to return to service and cannot estimate the remaining replacement power costs CL&P and WMECO will ultimately incur. Replacement power costs incurred by NU attributable to the Millstone outages were approximately $162 million for the six months ended June 30, 1998. CL&P's and WMECO's share of those costs for the six month period ended June 30, 1998 were approximately $139 million and $22 million, respectively. PSNH's share of Millstone 3 replacement power costs were immaterial for the six months ended June 30, 1998.

          Millstone 3: On June 15, 1998, the NRC granted permission for NNECO to restart Millstone 3, contingent upon the concurrence of the NRC staff. This action reclassified the Unit from the NRC's watch list as a Category 3 facility (plants requiring formal NRC concurrence to operate) to a watch list Category 2 facility (plants authorized to operate but that are closely monitored by the NRC). The NRC staff subsequently authorized the restart on June 29, 1998 and the 1,154 megawatt plant was operating at 100 percent power by July 14, 1998. The return to service of Millstone 3 is expected to save NU subsidiaries approximately $8 million a month in replacement power.

          WMECO and PSNH have been expensing all of the costs to restart the units including replacement power and nonfuel O&M expenses. As a result of certain rate decisions in Connecticut, CL&P is permitted to recover, through its energy adjustment clause, replacement power costs for Millstone 1 effective March 1, 1998 and Millstone 2 effective May 1, 1998.

          Millstone Rate Issues: For information regarding this matter, see the MD&A in this Form 10-Q, the Form 8-Ks dated April 15, 1998 for NU and CL&P, the Form 8-K dated April 20, 1998 for WMECO, the Form 8-K dated March 9, 1998 for NU and the NU 1997 Form 10-K.

          For information regarding Millstone-related litigation matters, see
          Part II of this Form 10-Q, the Form 8-K dated March 9, 1998 for NU and the Form 8-Ks dated March 25, 1998 for CL&P and WMECO, and the NU 1997 Form 10-K.

      C.  Environmental Matters (All Companies)

          For information regarding environmental matters, see the MD&A in this Form 10-Q and the NU 1997 Form 10-K.

      D.  Nuclear Insurance Contingencies (All Companies)

          Under certain circumstances, in the event of a nuclear incident at one of the nuclear facilities in the country covered by the federal government's third party liability indemnification program, an owner of a nuclear unit could be assessed in proportion to its ownership interest in each of its nuclear units up to $83.9 million. Payments of this assessment would be limited to $10.0 million in any one year per nuclear incident based upon the owner's pro rata ownership interest in each of its nuclear units. In addition, the owner would be subject to an additional five percent or $4.2 million, in proportion to its ownership interests in each of its nuclear units, if the sum of all claims and costs from any one nuclear incident exceeds the maximum amount of financial protection. Under the Price-Anderson Act, the maximum assessment is to be adjusted at least every five years to reflect inflationary changes.

          Based upon its ownership interests in Millstone 1, 2, and 3 and in Seabrook 1, the NU system's maximum liability, including any additional assessments, would be $271.0 million per incident, of which payments would be limited to $30.8 million per year. In addition, through power purchase contracts with MYAPC, VYNPC, and CYAPC, the NU system would be responsible for up to an additional $74.9 million per incident, of which payments would be limited to $8.5 million per year.

          For additional information regarding nuclear insurance contingencies, see the NU 1997 Form 10-K.

     E.   Construction Program (All Companies)

          For information regarding the NU system's construction program, see the NU 1997 Form 10-K.

     F.   Long-Term Contractual Arrangements (NU, CL&P, PSNH, WMECO)

          The sponsor companies, including CL&P, PSNH and WMECO, of MYAPC, as a group, have entered into several secondary purchaser contracts for the sale of energy and capacity from the Maine Yankee generating plant
          (MY). Upon the shutdown of MY, the secondary purchasers ceased to make payments under these agreements and have demanded arbitration.
          To date, the secondary purchasers have not been successful in forcing arbitration of these contracts. The sponsor companies have covered the payments that the secondary purchasers have failed to make. The NU system companies, collectively, have established a receivable in the approximate amount of $3.3 million which is equal to the amount which has been paid by the NU system companies to MYAPC on behalf of the secondary purchasers obligation.

          Management cannot estimate the period to which the NU system companies will be subject to this obligation.

          For additional information regarding long-term contractual arrangements, see the NU 1997 Form 10-K.

     G.   Charter Oak Energy, Inc. Sale (NU)

          For information on COE, see the combined Form 10-Q for the quarter ended March 31, 1998, and the NU 1997 Form 10-K.

10.  NUCLEAR DECOMMISSIONING

     Millstone Unit 1: CL&P and WMECO have ownership interests of 81 percent and 19 percent, respectively, in Millstone 1. In July 1998, CL&P filed a continued unit operation study (CUO) with the DPUC. The CUO study regarding Millstone 1 showed that, given certain assumptions, the economic benefit to customers would be less than one percent of the total cost that would be required to operate the unit through the end of its license in 2010. Given the changing utility structure and electric marketplace, CL&P and WMECO have decided to cease restart activities at Millstone 1 and instead prepare for final decommissioning. CL&P, WMECO and NNECO will undertake a number of regulatory filings intended to implement the decommissioning and recovery of remaining assets of Millstone 1.

     At June 30, 1998, the net unrecovered plant costs for Millstone 1 were approximately $246 million ($199 million for CL&P and $47 million for WMECO). The total estimated decommissioning costs, which have been updated to reflect the early shutdown of the unit, are approximately $642.1 million in mid-1997 dollars ($520.1 million for CL&P and $122 million for WMECO). At June 30, 1998, approximately $250.3 million of the total estimated decommissioning costs had been funded by CL&P and WMECO, respectively, through the use of external trusts ($195.1 million for CL&P and $55.2 million for WMECO). CL&P has also recorded a reserve on its books which represents amounts which have been collected by CL&P but not funded, and will also be used to fund the total estimated decommissioning obligation of Millstone 1. At June 30, 1998, the balance of this account on CL&P's book was approximately $19.8 million. Management expects that CL&P and WMECO will each be allowed to recover from customers the estimated remaining costs associated with Millstone 1, including decommissioning, unrecovered plant and related assets, and other expenditures. During the third quarter of 1998, CL&P and WMECO expect to recognize their respective share of these costs as regulatory assets, with corresponding liabilities on their balance sheets.

     For more information on the Millstone 1 closure, see the MD&A and Note 9B in this Form 10-Q, and the NU 1997 Form 10-K.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

1. (NU, CL&P, WMECO) On July 2, 1998, the Massachusetts Superior Court denied a motion by the Massachusetts Municipal Wholesale Electric Company (MMWEC) to place a lien on NU's common stock ownership in WMECO and Holyoke Water and Power Company in connection with the litigation commenced by non-NU joint owners of Millstone 3 in August 1997. MMWEC had requested that the court issue an order restraining NU from disposing of the stock in these subsidiary companies to ensure that a future judgment against NU in favor of MMWEC could be satisfied. The underlying litigation is ongoing.

     For more information regarding this matter, see "Item 3 - Legal Proceedings" in NU's 1997 Annual Report on Form 10-K and "Item 1 - Legal Proceedings" in NU's Quarterly Report on Form 10-Q for the quarter ending March 31, 1998.

2. (NU) As part of the December 1997 $25.5 million settlement of the shareholder derivative actions against NU, approximately $7.5 million was held in escrow pending the court's ruling on the plaintiffs' petition for attorney's fees in that amount. On June 22, 1998, the court approved a settlement whereby plaintiffs' counsel was paid a total of $2.6 million. On June 26, 1998, NU received the remaining $5.5 million of the settlement fund.

     For additional information, see "Item 3 - Legal Proceedings" in NU's 1997 Annual Report on Form 10-K.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (NU) At the Annual Meeting of Shareholders of NU held on May 12, 1998 shareholders voted to fix the number of Trustees for the ensuing year at nine. The vote fixing the number of Trustees was 108,343,806 votes in favor and 2,183,513 votes against, with 1,551,108 abstentions and broker nonvotes.

     At the Annual Meeting, the following nine nominees were elected to serve on the Board of Trustees by the votes set forth below:

                                    For       Withheld       Total

1.   Cotton M. Cleveland        107,271,489   4,805,161   112,076,650
2.   William F. Conway          107,928,803   4,147,847   112,076,650
3.   E. Gail DePlanque          107,772,536   4,304,114   112,076,650
4.   Elizabeth T. Kennan        107,176,756   4,899,894   112,076,650
5.   Michael G. Morris          107,955,674   4,120,976   112,076,650
6.   William J. Pape II         107,245,460   4,831,190   112,076,650
7.   Robert E. Patricelli       107,578,272   4,498,378   112,076,650
8.   John F. Swope              106,550,401   5,526,249   112,076,650
9.   John F. Turner             107,672,101   4,404,549   112,076,650

     NU's shareholders also voted to approve the Employee Share Purchase Plan. The Employee Share Purchase Plan generally provides eligible employees of the Company with a means to purchase, through payroll deductions, common shares at a discount, consistent with the provisions of the Internal Revenue Code of 1986, as amended. The vote approving such plan was 90,224,369 votes in favor and 4,667,809 votes against, with 2,024,735 abstentions and broker nonvotes.

     NU's shareholders also voted to approve the Incentive Plan. The Incentive Plan provides for annual incentive awards to officers of the Company at or above the Vice President level and grants of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights and performance units to selected employees of the Company, including employees who are also Trustees of Northeast Utilities. In addition, the Incentive Plan provides for grants of nonqualified stock options to non-employee Trustees of Northeast Utilities and Company contractors. The vote approving such plan was 70,964,406 votes in favor and 23,346,599 votes against, with 2,592,646 abstentions and broker nonvotes.

     NU's shareholders also ratified the Board of Trustees' selection of Arthur Andersen LLP to serve as independent auditors of NU and its subsidiaries for 1998. The vote ratifying such selection was 108,049,954 votes in favor and 2,246,520 votes against, with 1,786,774 abstentions and broker nonvotes.

     (CL&P) In a written Consent in Lieu of a Meeting of Stockholders of CL&P ("Consent") dated April 16, 1997, stockholders voted to amend CL&P's Restated Certificate of Incorporation to include the following language regarding the indemnification of directors, officers, employees and agents:



                                   SECTION IX
                     INDEMNIFICATION OF DIRECTORS, OFFICERS
                              EMPLOYEES AND AGENTS

     Effective January 1, 1997, the Company shall indemnify and advance reasonable expenses to an individual made or threatened to be made a party to a proceeding because he/she is or was a Director of the Company to the fullest extent permitted by law under Section 33-771 and Section 33-773 of the Connecticut General Statutes, as may be amended from time to time ("Connecticut General Statutes"). The Company shall also indemnify and advance reasonable expenses under Connecticut General Statutes Sections 33-770 to 33-778, inclusive, as amended, to any officer, employee or agent of the Company who is not a Director to the same extent as a Director and to such further extent, consistent with public policy, as may be provided by contract, the Certificate of Incorporation of the Company, the Bylaws of the Company or a resolution of the Board of Directors. In connection with any advance for such expenses, the Company may, but need not, require any such officer, employee or agent to deliver a written affirmation of his/her good faith belief that he/she has met the relevant standard of conduct or a written undertaking to repay any funds advanced for expenses if it is ultimately determined that he/she is not entitled to indemnification. The Board of Directors, by resolution, the general counsel of the Company, or such additional officer or officers as the Board of Directors may specify, shall have the authority to determine that indemnification or advance for such expenses to any such officer, employee or agent is permissible and to authorize payment of such indemnification or advance for expenses. The Board of Directors, by resolution, the general counsel of the Company, or such additional officer or officers as the Board of Directors may specify, shall also have the authority to determine the terms on which the Company shall advance expenses to any such officer, employee or agent, which terms need not require delivery by such officer, employee or agent of a written affirmation of his/her good faith belief that he/she has met the relevant standard of conduct or a written undertaking to repay any funds advanced for such expenses if it is ultimately determined that he/she is not entitled to indemnification.

     The indemnification and advance for expenses provided for herein shall not be deemed exclusive of any other rights to which those indemnified or eligible for advance for expenses may be entitled under Connecticut law as in effect on the effective date hereof and as thereafter amended or any Bylaw, agreement, vote of shareholders or disinterested directors or otherwise, both as to action in such person's official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person.

     No lawful repeal or modification of this Section IX or the adoption of any provision inconsistent herewith by the Board of Directors and shareholders of the Company or change in statute shall apply to or have any effect on the obligations of the Company to indemnify or to pay for or reimburse in advance expenses incurred by a director, officer, employee or agent of the Company in defending any proceeding arising out of or with respect to any acts or omissions occurring at or prior to the effective date of such repeal, modification or adoption of a provision or statutes change inconsistent herewith.

     The vote to amend the Restated Certificate of Incorporation was 12,222,930 shares in favor, representing 100 percent of the issued and outstanding shares of common stock of CL&P.

     In a written Consent in Lieu of an Annual Meeting of Stockholders of CL&P ("Consent") dated June 16, 1998, stockholders voted to fix the number of directors for the ensuing year at four. The vote fixing the number of directors at four was 12,222,930 shares in favor, representing 100 percent of the issued and outstanding shares of common stock of CL&P. Through the Consent, the following four directors were elected, each by a vote of 12,222,930 shares in favor, to serve on the Board of Directors for the ensuing year: John H. Forsgren, Bruce D. Kenyon, Hugh C. MacKenzie and Michael G. Morris.

     (PSNH) At the Annual Meeting of Stockholders of PSNH held on May 18, 1998, stockholders voted to fix the number of directors for the ensuing year at eight. The vote fixing the number of directors at eight was 1,000 shares in favor, representing 100 percent of the issued and outstanding shares of common stock of PSNH. At the Annual Meeting, the following eight directors were elected, each by a vote of 1,000 shares in favor, to serve on the Board of Directors for the ensuing year: John C. Collins, John H. Forsgren, William T. Frain, Jr., Bruce D. Kenyon, Gerald Letendre, Hugh C. MacKenzie, Michael G. Morris, and Jane
E. Newman.

     (WMECO) In a written Consent in Lieu of an Annual Meeting of Stockholders of WMECO ("Consent") dated June 18, 1998, stockholders voted to fix the number of directors for the ensuing year at four. The vote fixing the number of directors at four was 1,072,471 shares in favor, representing 100 percent of the issued and outstanding shares of common stock of WMECO. Through the Consent the following four directors were elected, each by a vote of 1,072,471 shares in favor, to serve on the Board of Directors for the ensuing year: John H. Forsgren, Bruce D. Kenyon, Hugh C. MacKenzie, and Michael G. Morris.

     (NAEC) In a written Consent in Lieu of an Annual Meeting of Stockholders of NAEC "Consent") dated June 18, 1998, stockholders voted to fix the number of directors for the ensuing year at three. The vote fixing the number of directors at three was 1,000 shares in favor, representing 100 percent of the issued and outstanding shares of common stock of NAEC. Through the Consent, the following three directors were elected, each by a vote of 1,000 shares in favor, to serve on the Board of Directors for the ensuing year: John H. Forsgren, Bruce D. Kenyon and Michael G. Morris.

ITEM 5. OTHER INFORMATION

1. (NU, CL&P, WMECO) On June 1, 1998, the NRC's Director of Nuclear Reactor Regulation issued a decision denying in its entirety a Section 2.206 petition which had been filed by Citizens Awareness Network (CAN) in February of 1998. The petitioners had requested that the NRC revoke the operating licenses of Millstone Units 1, 2 and 3 as a result of the company's harassment and intimidation of the nuclear workforce for raising safety issues.

     For additional information, see "Item 3 - Legal Proceedings" in NU's 1997 Annual Report on Form 10-K.

2. (NU, PSNH) The New Hampshire Electric Cooperative (NHEC) has certain wholesale requirements purchase obligations with PSNH under an Amended Partial Requirements Agreement (APRA). In 1995 the FERC opened a proceeding in response to a complaint by PSNH that was based on an attempt by NHEC to avoid these wholesale requirements purchase obligations by soliciting bids from qualifying facilities (QF). On May 29, 1998, the FERC denied PSNH's complaint. The FERC ruled that NHEC's purchase obligations under the APRA expressly allow it to purchase QF power. The FERC further stated that the price for such purchases may be determined by negotiation between NHEC and the individual QF. This decision has been tolled while the FERC considers PSNH's request for clarification or rehearing.

     Also, on May 29, 1998, the FERC issued a ruling in another docket related to the APRA refusing PSNH's request to impose a stranded cost charge on NHEC as a result of reduced purchases by NHEC when it allows its customers to choose their energy supplier from the competitive market. The FERC granted PSNH's request for rehearing of this decision. An initial decision must be rendered by October 30, 1998, and a final decision is expect by March 1999.

     In 1997, PSNH had sales of approximately $47 million to NHEC under the APRA.

     For additional information, see "Item 1 - Business - Competition and Marketing - Wholesale Marketing" in NU's 1995 Annual Report on Form 10-K.

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



                                              NORTHEAST UTILITIES
                                                  Registrant



Date:  August 7, 1998                 By /s/ John H. Forsgren

                                             John H. Forsgren
                                             Executive Vice President
                                             and Chief Financial Officer



Date:  August 7, 1998                 By /s/ John J. Roman

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



Date:  August 7, 1998                 By /s/ John H. Forsgren

                                             John H. Forsgren
                                             Executive Vice President,
                                             Chief Financial Officer and
                                             Director




Date:  August 7, 1998                 By /s/ John J. Roman

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



Date:  August 7, 1998                 By /s/ John H. Forsgren

                                             John H. Forsgren
                                             Executive Vice President,
                                             Chief Financial Officer and
                                             Director



Date:  August 7, 1998                 By /s/ John J. Roman

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




Date:  August 7, 1998                 By /s/ John H. Forsgren

                                             John H. Forsgren
                                             Executive Vice President,
                                             Chief Financial Officer and
                                             Director



Date:  August 7, 1998                 By /s/ John J. Roman

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




Date:  August 7, 1998                 By /s/ John H. Forsgren

                                             John H. Forsgren
                                             Executive Vice President and
                                             Chief Financial Officer and
                                             Director





Date:  August 7, 1998                 By /s/ John J. Roman

                                             John J. Roman
                                             Vice President and Controller






                                                  Exhibit 15










August 7, 1998


To Northeast Utilities:


We are aware that Northeast Utilities has incorporated by reference in its Registration Statements No. 33-34622, No. 33-40156, No. 33-44814, No. 33-63023,
No. 33-55279, No. 33-56537, No. 333-52413, and No. 333-52415, its Form 10-Q for
the quarter ended June 30, 1998, which includes our report dated August 7, 1998 covering the unaudited interim financial information contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.




                                        Very truly yours,



                                    /s/ Arthur Andersen LLP
                                        Arthur Andersen LLP