Form 10-Q
period 1998-09-30
NORTHEAST UTILITIES SYSTEM; CONNECTICUT LIGHT & POWER CO; WESTERN MASSACHUSETTS ELECTRIC CO; PUBLIC SERVICE CO OF NEW HAMPSHIRE; NORTH ATLANTIC ENERGY CORP /NH
filed 1998-11-13
CIK 72741, 23426, 106170, 315256, 880416

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549-1004

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1998

                                     OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________


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

                       Yes  X       No ___

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

Company - Class of Stock                      Outstanding at October 31, 1998
Northeast Utilities
Common shares, $5.00 par value                136,899,722 shares

The Connecticut Light and Power Company
Common stock, $10.00 par value                12,222,930 shares

Public Service Company of New Hampshire
Common stock, $10.00 par value                1,000 shares

Western Massachusetts Electric Company
Common stock, $25.00 par value                1,072,471 shares

North Atlantic Energy Corporation
Common stock, $10.00 par value                1,000 share


GLOSSARY OF TERMS


        The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report:


COMPANIES

NU............................  Northeast Utilities
CL&P..........................  The Connecticut Light and Power Company
Charter Oak or COE............  Charter Oak Energy, Inc.
WMECO.........................  Western Massachusetts Electric Company
HWP...........................  Holyoke Water Power Company
NUSCO or the
Service Company...............  Northeast Utilities Service Company
NNECO.........................  Northeast Nuclear Energy Company
NAEC..........................  North Atlantic Energy Corporation
NAESCO or North Atlantic......  North Atlantic Energy Service Corporation
PSNH..........................  Public Service Company of New Hampshire
RRR...........................  The Rocky River Realty Company
Select Energy.................  Select Energy, Inc., formerly NUSCO
                                Energy Partners, Inc.
Mode 1........................  Mode 1 Communications, Inc.
HEC...........................  HEC, Inc.
Quinnehtuk....................  The Quinnehtuk Company
NU system.....................  The Northeast Utilities system companies, including NU and its wholly-owned
                                operating subsidiaries:  CL&P, PSNH, WMECO
                                and NAEC
CYAPC.........................  Connecticut Yankee Atomic Power Company
MYAPC.........................  Maine Yankee Atomic Power Company
VYNPC.........................  Vermont Yankee Nuclear Power Corporation
YAEC..........................  Yankee Atomic Electric Company
Yankee Companies..............  CYAPC, MYAPC, VYNPC and YAEC

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

DOE...........................  U.S. Department of Energy
DTE...........................  Massachusetts Department of Telecommunications
                                and Energy, formerly the Massachusetts
                                Department of Public Utilities (DPU)
DPUC..........................  Connecticut Department of Public Utility Control
FERC..........................  Federal Energy Regulatory Commission
NHPUC.........................  New Hampshire Public Utilities Commission
NRC...........................  Nuclear Regulatory Commission
SEC...........................  Securities and Exchange Commission

OTHER

kWh...........................  Kilowatt hour
MW............................  Megawatt

NU 1997 Form 10-K.............  The NU system combined 1997 Form 10-K as filed with the SEC and as amended on Form 10-K/A for NU, CL&P, PSNH and WMECO.

NU 1996 Form 10-K.............  The NU system combined 1996 Form 10-K as filed with the SEC and as amended on Form 10-K/A for NU, CL&P, PSNH and WMECO.





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

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations

               For the following companies:

               Northeast Utilities and Subsidiaries

                    Consolidated Balance Sheets -
                    September 30, 1998 and December 31, 1997...............   2

                    Consolidated Statements of Income - Three Months
                    and Nine Months Ended September 30, 1998 and 1997......   4

                    Consolidated Statements of Cash Flows -
                    Nine Months Ended September 30, 1998 and 1997..........   5

                    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..........   6

                    Report of Independent Public Accountants...............  14

               The Connecticut Light and Power Company and
               Subsidiaries

                    Consolidated Balance Sheets - September 30, 1998
                    and December 31, 1997..................................  16

                    Consolidated Statements of Income - Three
                    Months and Nine Months Ended September 30,
                    1998 and 1997..........................................  18

                    Consolidated Statements of Cash Flows -
                    Nine Months Ended September 30, 1998 and 1997..........  19

                    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..........  20

               Public Service Company of New Hampshire

                    Balance Sheets - September 30, 1998
                    and December 31, 1997..................................  24

                    Statements of Income - Three Months and Nine
                    Months Ended September 30, 1998 and 1997...............  26

                    Statements of Cash Flows - Nine Months Ended
                    September 30, 1998 and 1997............................  27

                    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..........  28

               Western Massachusetts Electric Company and Subsidiary

                    Consolidated Balance Sheets - September 30, 1998
                    and December 31, 1997..................................  32

                    Consolidated Statements of Income - Three
                    Months and Nine Months Ended September 30,
                    1998 and 1997..........................................  34

                    Consolidated Statements of Cash Flows - Nine
                    Months Ended September 30, 1998 and 1997...............  35

                    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations....................  36

               North Atlantic Energy Corporation

                    Balance Sheets - September 30, 1998 and
                    December 31, 1997......................................  40

                    Statements of Income - Three Months and Nine
                    Months Ended September 30, 1998 and 1997...............  42

                    Statements of Cash Flows - Nine Months Ended
                    September 30, 1998 and 1997............................  43

                    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..........  44

               Notes to Financial Statements (unaudited -
               all companies)..............................................  47





Part II.  Other Information

          Item 1. Legal Proceedings........................................  56

          Item 5. Other Information........................................  57

          Item 6. Exhibits and Reports on Form 8-K.........................  57

Signatures.................................................................  59





NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                            September 30,   December 31,
                                                                1998            1997
                                                            (Unaudited)      (Restated)
                                                           -------------   -------------
                                                               (Thousands of Dollars)
ASSETS
------

Utility Plant, at cost:
  Electric................................................ $  9,495,645    $  9,869,561
  Other...................................................      190,691         186,130
                                                           -------------   -------------
                                                              9,686,336      10,055,691
     Less: Accumulated provision for depreciation.........    4,113,635       4,330,599
                                                           -------------   -------------
                                                              5,572,701       5,725,092
  Unamortized PSNH acquisition costs......................      359,959         402,285
  Construction work in progress...........................      150,880         141,077
  Nuclear fuel, net.......................................      139,701         194,704
                                                           -------------   -------------
      Total net utility plant.............................    6,223,241       6,463,158
                                                           -------------   -------------
Other Property and Investments:
  Nuclear decommissioning trusts, at market...............      561,200         502,749
  Investments in regional nuclear generating
   companies, at equity...................................       84,511          86,955
  Investments in transmission companies, at equity........       18,736          19,635
  Other, at cost..........................................      117,774          95,362
                                                           -------------   -------------
                                                                782,221         704,701
                                                           -------------   -------------
Current Assets:
  Cash and cash equivalents...............................      160,853         143,403
  Special deposits........................................        1,104            -
  Investments in securitizable assets.....................       99,244         230,905
  Receivables, net........................................      193,986         214,914
  Accrued utility revenues................................       32,731          36,885
  Fuel, materials, and supplies, at average cost..........      209,305         212,721
  Recoverable energy costs, net--current portion..........       67,726          59,959
  Investments in Charter Oak Energy, Inc.
   held for sale..........................................       14,266          33,391
  Prepayments and other...................................       85,372          38,495
                                                           -------------   -------------
                                                                864,587         970,673
                                                           -------------   -------------
Deferred Charges:
  Regulatory assets (Note 2B):
    Income taxes,net......................................      846,552         938,564
    Deferred costs--nuclear plants........................      205,010         208,129
    Unrecovered contractual obligations...................      459,364         515,076
    Recoverable energy costs, net.........................      288,728         324,809
    Deferred demand side management costs.................        7,532          52,100
    Cogeneration costs....................................       12,900          33,505
    Other.................................................       86,609         101,095
  Unrecovered costs--Millstone 1 (Note 8A)................      675,601            -
  Unamortized debt expense................................       39,309          38,758
  Other ..................................................       63,979          63,844
                                                           ------------    ------------
                                                              2,685,584       2,275,880
                                                           ------------    ------------
Total Assets.............................................. $ 10,555,633    $ 10,414,412
                                                           ============    ============

See accompanying notes to consolidated financial statements.






NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                            September 30,   December 31,
                                                                1998            1997
                                                            (Unaudited)      (Restated)
                                                           -------------   -------------
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common shareholders' equity:
    Common shares, $5 par value--authorized
     225,000,000 shares; 136,901,266 shares issued and
     130,671,513 shares outstanding in 1998 and
     136,842,170 shares issued and 130,182,736 shares
     outstanding in 1997.................................. $    684,506    $    684,211
    Capital surplus, paid in..............................      933,894         932,493
    Deferred contribution plan--employee stock
      ownership plan......................................     (144,166)       (154,141)
    Retained earnings (Note 1)............................      700,822         707,522
                                                           -------------   -------------
           Total common shareholders' equity..............    2,175,056       2,170,085
  Preferred stock not subject to mandatory redemption.....      136,200         136,200
  Preferred stock subject to mandatory redemption.........      197,072         245,750
  Long-term debt..........................................    3,292,237       3,645,659
                                                           -------------   -------------
           Total capitalization...........................    5,800,565       6,197,694
                                                           -------------   -------------
Minority Interest in Consolidated Subsidiaries............      100,000         100,000
                                                           -------------   -------------
Obligations Under Capital Leases..........................      170,351          30,427
                                                           -------------   -------------
Current Liabilities:
  Notes payable to banks..................................       40,000          50,000
  Long-term debt and preferred stock--current
   portion................................................      379,134         274,810
  Obligations under capital leases--current
   portion................................................       38,587         177,304
  Accounts payable........................................      256,821         402,870
  Accrued taxes...........................................       59,447          46,016
  Accrued interest........................................       64,646          30,786
  Accrued pension benefits................................       44,069          77,186
  Other...................................................       89,763          88,396
                                                           -------------    ------------
                                                                972,467       1,147,368
                                                           -------------    ------------

Deferred Credits:
  Accumulated deferred income taxes.......................    1,957,020       1,984,513
  Accumulated deferred investment tax credits.............      151,313         158,837
  Unrecovered decommissioning obligation--
   Millstone 1 (Note 8A)..................................      375,744            -
  Decommissioning funds--Millstone 1 (Note 8A)............      266,356            -
  Deferred contractual obligations........................      470,198         525,076
  Other...................................................      291,619         270,497
                                                           -------------    ------------
                                                              3,512,250       2,938,923
                                                           -------------    ------------

Commitments and Contingencies (Note 7)

           Total Capitalization and Liabilities........... $ 10,555,633    $ 10,414,412
                                                           =============   =============

See accompanying notes to consolidated financial statements.






NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                    Three Months Ended           Nine Months Ended
                                                       September 30,               September 30,
                                                --------------------------- ---------------------------
                                                     1998          1997          1998          1997
                                                                (Restated)                  (Restated)
                                                ------------- ------------- ------------- -------------
                                                    (Thousands of Dollars, except share information)

Operating Revenues............................. $    974,382  $    977,127  $  2,808,096  $  2,855,818
                                                ------------- ------------- ------------- -------------
Operating Expenses:
 Operation --
  Fuel, purchased and net interchange power....      334,564       332,265       994,218       954,789
  Other........................................      242,967       279,515       699,014       825,230
 Maintenance...................................       85,552       131,245       282,548       373,967
 Depreciation..................................       80,475        89,682       254,260       266,276
 Amortization of regulatory assets, net........       52,767        30,079       119,795        92,491
 Federal and state income taxes................       35,843         4,534        70,231        12,701
 Taxes other than income taxes.................       65,175        63,446       194,207       191,084
                                                ------------- ------------- ------------- -------------
        Total operating expenses...............      897,343       930,766     2,614,273     2,716,538
                                                ------------- ------------- ------------- -------------
Operating Income...............................       77,039        46,361       193,823       139,280
                                                ------------- ------------- ------------- -------------

Other Income:
  Deferred nuclear plants return--other
    funds......................................        1,679         1,818         5,335         5,420
  Equity in earnings of regional nuclear
    generating and transmission companies......        3,041         3,108        10,132         9,285
  Gain on equity investment (Note 9)...........       13,687          -           13,687          -
  Millstone 1--unrecoverable costs (Note 8B)...      (25,053)         -          (26,722)         -
  Other, net...................................       (7,927)       (6,173)       (1,396)          309
  Minority interest in income of subsidiary....       (2,325)       (2,325)       (6,975)       (6,975)
  Income taxes.................................       15,559         3,588        25,887         4,795
                                                ------------- ------------- ------------- -------------
        Other (loss) income, net...............       (1,339)           16        19,948        12,834
                                                ------------- ------------- ------------- -------------
        Income before interest charges.........       75,700        46,377       213,771       152,114
                                                ------------- ------------- ------------- -------------

Interest Charges:
  Interest on long-term debt...................       66,303        70,612       205,776       209,037
  Other interest...............................        1,284         2,791         4,203         7,166
  Deferred nuclear plants return--borrowed
     funds.....................................       (3,011)       (3,434)       (9,789)      (10,162)
                                                ------------- ------------- ------------- -------------
        Interest charges, net..................       64,576        69,969       200,190       206,041
                                                ------------- ------------- ------------- -------------

        Income (Loss) after interest charges...       11,124       (23,592)       13,581       (53,927)

Preferred Dividends of Subsidiaries............        6,148         7,240        20,281        23,046
                                                ------------- ------------- ------------- -------------
Net Income (Loss).............................. $      4,976  $    (30,832) $     (6,700) $    (76,973)
                                                ============= ============= ============= =============

Earnings (Loss) Per Common Share............... $       0.04  $      (0.24) $      (0.05) $      (0.60)
                                                ============= ============= ============= =============

Common Shares Outstanding (average)............  130,629,535   129,913,835   130,462,708   129,381,841
                                                ============= ============= ============= =============


See accompanying notes to consolidated financial statements.





NORTHEAST UTILITIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                             -----------------------
                                                                 1998        1997
                                                                          (Restated)
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  Income/(Loss) before preferred dividends of subsidiaries.. $   13,581  $  (53,927)
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................    254,260     266,276
    Deferred income taxes and investment tax credits, net...     44,880      10,806
    Deferred nuclear plants return, net of amortization.....     49,658     (15,582)
    Amortization of demand-side-management costs, net.......     44,568      44,477
    Recoverable energy costs, net of amortization...........     28,314     (33,646)
    Amortization of PSNH acquisition costs, net.............     23,496      42,423
    Amortization of deferred cogeneration costs, net .......     20,605      23,936
    Deferred nuclear refueling outage, net of amortization..      2,059     (29,589)
    Deferred Seabrook capital costs, net....................    (35,769)          -
    Millstone 1--unrecoverable costs (Note 8B)..............     26,722           -
    Other sources of cash...................................    119,519      88,663
    Other uses of cash......................................       (687)    (24,772)
  Changes in working capital:
    Receivables and accrued utility revenues, net...........    (11,918)    103,892
    Fuel, materials, and supplies...........................      3,416      (2,143)
    Accounts payable........................................   (146,049)   (184,932)
    Accrued taxes...........................................     13,431      34,606
    Sale of receivables and accrued utility revenues........     37,000      28,000
    Investment in securitizable assets......................    131,661     (14,933)
    Other working capital (excludes cash)...................    (45,871)     (9,307)
                                                             ----------- -----------
Net cash flows from operating activities....................    572,876     274,248
                                                             ----------- -----------
Financing Activities:
  Issuance of common shares.................................        402       3,743
  Issuance of long-term debt................................        275     260,000
  Net (decrease)/increase in short-term debt................    (10,000)    111,250
  Reacquisitions and retirements of long-term debt..........   (258,341)   (273,228)
  Reacquisitions and retirements of preferred stock.........    (48,678)    (25,000)
  Cash dividends on preferred stock.........................    (20,281)    (23,046)
  Cash dividends on common shares...........................          -     (32,134)
                                                             ----------- -----------
Net cash flows (used for)/from financing activities.........   (336,623)     21,585
                                                             ----------- -----------
Investment Activities:
  Investment in plant:
    Electric and other utility plant........................   (143,642)   (174,088)
    Nuclear fuel............................................    (17,832)     (6,285)
                                                             ----------- -----------
  Net cash flows used for investments in plant..............   (161,474)   (180,373)
  Investments in nuclear decommissioning trusts.............    (57,385)    (44,343)
  Gain on investment (Note 9)...............................    (15,357)          -
  Investments in Charter Oak Energy, Inc. held for sale.....     19,125     (21,229)
  Other investment activities, net..........................     (3,712)    (45,934)
                                                             ----------- -----------
Net cash flows used for investments.........................   (218,803)   (291,879)
                                                             ----------- -----------
Net Increase In Cash For The Period.........................     17,450       3,954

ash and cash equivalents - beginning of period..............    143,403     194,197
                                                             ----------- -----------
Cash and cash equivalents - end of period................... $  160,853  $  198,151
                                                             =========== ===========

See accompanying notes to consolidated financial statements.





                        NORTHEAST UTILITIES AND SUBSIDIARIES

                       Management's Discussion and Analysis of
                     Financial Condition and Results of Operations


This discussion should be read in conjunction with the consolidated financial statements and footnotes in this Form 10-Q, the First and Second Quarter 1998 Form 10-Qs and the NU 1997 Form 10-K and Form 8-K dated September 22, 1998.

FINANCIAL CONDITION

Overview

NU had earnings of $5.0 million, or 4 cents a share, for the third quarter of 1998, compared with a restated loss of $30.8 million, or 24 cents a share, for the same period of 1997. For the first nine months of 1998, NU reported a loss of $6.7 million, or 5 cents a share, compared with a restated loss of $77.0 million, or 60 cents a share, for the same period of 1997.

The improvement in third-quarter results was due primarily to an $82 million reduction in other operation and maintenance (O&M) costs and stronger sales, due in large part to a return to more seasonable summer weather in 1998. Nuclear-related O&M spending declined $62 million for the third quarter compared to the prior year resulting from the return to service of Millstone 3 and the retirement of Millstone 1. Non-nuclear O&M spending declined $20 million for the third quarter.

Revenues were approximately the same in the third quarters of 1998 and 1997 as increased kilowatt-hour sales offset rate reductions in each of the NU system's three retail jurisdictions. Retail sales were up 4.3 percent for the third quarter of 1998 compared with the same period of 1997.

The 1998 third-quarter financial results included two significant nonrecurring items. CL&P expensed $25 million representing decommissioning, plant and related assets associated with the Millstone 1 entitlement formerly held by the Connecticut Municipal Electric Energy Cooperative (CMEEC) as a result of the unit's retirement. Also, NU's Mode 1 Communications, Inc. subsidiary recorded a gain of $15 million associated with its investment in NorthEast Optic Network, Inc. (NEON).

Millstone

CL&P and WMECO have ownership interests of 81 percent and 19 percent, respectively, in Millstone 2. CL&P, WMECO and PSNH have joint ownership interests in Millstone 3 that total 68.02 percent (52.93 percent for CL&P, 12.24 percent for WMECO and 2.85 percent for PSNH). NNECO, a wholly owned subsidiary of NU, acts as an agent for certain NU system companies and other New England utilities in operating the Millstone units.

Management currently projects to restart Millstone 2 in March of 1999. Replacement energy and capacity costs for Millstone 2 are projected to cost CL&P and WMECO approximately $11 million and $3 million per month, respectively. In addition, CL&P is reserving revenues of approximately $3 million per month while the unit is not operating for the removal of Millstone 2 from rate base. See below for further explanation regarding restart costs.

For the nine months ended September 30, 1998, the NU system's share of non-fuel O&M costs for Millstone was approximately $296 million, compared to $407 million for the same period in 1997. CL&P's, WMECO's and PSNH's share of Millstone non-fuel O&M costs for 1998 were approximately $238 million, $55 million, and $3 million, respectively, compared to $325 million, $76 million, and $6 million, respectively, for the same period in 1997.

Replacement power costs for the Millstone units were approximately $221 million for the nine months ended September 30, 1998 compared to $292 million for the same period in 1997. CL&P's and WMECO's share of Millstone replacement power costs for 1998 were approximately $189 million and $31 million, respectively, compared to $246 million and $43 million, respectively, for 1997. PSNH's share of Millstone 3 replacement power costs was approximately $1 million in 1998 and $3 million in 1997.

WMECO and PSNH have been expensing all of the costs to restart the units, including replacement power and non-fuel O&M expenses. As a result of out-of-rate base decisions in Connecticut, CL&P was permitted to recover, through its energy adjustment clause, replacement power costs for Millstone 2 effective May 1, 1998. As of that date Millstone 2 was removed from CL&P's rate base, thereby preventing CL&P from receiving a return on its investment or from recovery of O&M or depreciation until the unit returns to full power.

For further information on Millstone, see the 1997 Form 10-K, the First Quarter 1998 Form 10-Q, the Second Quarter 1998 Form 10-Q, and the Form 8-K dated September 22, 1998.

Millstone 1

CL&P and WMECO have ownership interests of 81 percent and 19 percent, respectively, in Millstone 1. Based on a continued unit operation study filed with the Connecticut DPUC in July 1998, CL&P and WMECO decided to cease restart activities at Millstone 1 and instead prepare for final decommissioning.

At September 30, 1998, CL&P and WMECO have net unrecovered plant and related assets for Millstone 1 of $252 million and $61 million, respectively, and unrecovered decommissioning costs of $306 million and $70 million, respectively. Approximately $676 million ($545 million for CL&P and $131 million for WMECO) of the total unrecovered costs are expected to be recovered from retail customers. Costs which are not expected to be recovered have been written off. CL&P and WMECO have recorded these costs as a deferred asset with associated liabilities on their balance sheets.

For further information on Millstone 1, see the Second Quarter 1998 Form 10-Q and "Notes to Financial Statements" Note 8.

Liquidity and Capital Resources

Cash provided by operating activities increased approximately $299 million in the first nine months of 1998, compared to the same period in 1997, primarily due to increased cash from the accounts receivable financing program and reduced expenditures for the Millstone units. Net cash from financing activities decreased approximately $358 million, primarily due to lower issuance of long-term debt and a decrease in short-term borrowings. In 1997 funds received under CL&P's accounts receivable financing program were reflected as short-term debt, while in 1998 it is being reflected in cash from operating activities. Net cash flows used for investments decreased approximately $73 million, primarily due to a 1997 capital contribution to Charter Oak Energy projects and a decrease in investment in plant.

For additional information on changes in capitalization, see "Notes to Financial Statements" Note 4.

CL&P and WMECO established facilities under which they may sell from time to time up to $200 million and $40 million, respectively, of their accounts receivable and accrued utility revenues from third party purchasers. As of September 30, 1998, CL&P and WMECO had sold approximately $145 million and $20 million of accounts receivable, respectively, to third party purchasers.

For additional information on the sales of accounts receivable, see "Notes to Financial Statements" Note 6.

The NU system companies' ability to make new, and maintain existing, borrowings under their financing arrangements is dependent on their satisfaction of contractual borrowing conditions. NU, CL&P and WMECO are parties to a three-year $313.75 million revolving credit agreement (the Credit Agreement), and NU is separately party to another one-year revolving credit agreement with similar borrowing conditions. On September 11, 1998, CL&P and WMECO successfully renegotiated key financial covenants in their credit agreement to enable the companies to continue to meet certain financial tests. Under the new terms, both CL&P and WMECO will have to maintain at least a 31-percent ratio of common equity when compared to total capitalization. Under the previous terms, CL&P and WMECO needed to maintain a common equity ratio of at least 32 percent. The new interest coverage ratios for CL&P and WMECO are 1.25 for the third quarter of 1998, 1.35 for the fourth quarter of 1998, 1.75 for the first quarter of 1999 and 2.0 for the remaining term of the loan agreement which will end in the fourth quarter of 1999. At September 30, 1998, CL&P and WMECO had $10 million and $20 million, respectively, outstanding under the Credit Agreement. PSNH had $10 million outstanding at that time under a separate credit agreement.

In October 1998, CL&P and WMECO completed the conversion of $415.7 million of tax-exempt pollution control revenue bonds from floating to fixed interest rates. CL&P converted $315.5 million of 30-year bonds, which will carry interest rates ranging from 5.85 percent to 5.95 percent. CL&P also converted $21 million of such bonds, at an interest rate of 5.85 percent and will mature December 1, 2022, as well as $25.4 million of 5.9 percent bonds, some of which will mature November 1, 2016 and others on August 1, 2018. WMECO converted $53.8 million of tax-exempt pollution control bonds at 5.85 percent that will mature September 1, 2028. All of the bonds had been issued previously on behalf of CL&P and WMECO by the Connecticut Development Authority and the Business Finance Authority of the State of New Hampshire. The proceeds primarily helped finance pollution control equipment at Millstone 3 and Seabrook.

CL&P is party to an operating lease with General Electric Capital Corporation related to the use of four turbine generators having an installed cost of approximately $70 million. Based on present estimates, it will be difficult for CL&P to meet certain of the lease covenant provisions after the third quarter of 1998. CL&P hopes to be able to meet the existing lease provisions through continued management of its operating and capital costs. However, there is no assurance that the lease covenants will be met. In those circumstances, CL&P would seek an amendment to the covenant restrictions in this lease and expects that satisfactory new terms could be reached.

For additional information on leases, see "Notes to Financial Statements"
Note 5.

Restructuring

Connecticut

On October 1, 1998, CL&P filed its corporate restructuring and divestiture plan with the DPUC as required by the Connecticut restructuring legislation. The filing describes the company's proposals to separate its generation assets from its transmission and distribution assets and to divest itself of the generation assets in a series of steps.

The sale of the non-nuclear generating plants and the purchased-power contracts is expected to close by January 1, 2000, the date when CL&P's customer bills will be unbundled and a segment of its customers will be able to choose alternative suppliers for generation services and CL&P's rates will reflect a 10 percent rate reduction from December 1996 levels.

New Hampshire

On September 11, 1998, the New Hampshire Governor filed a brief with the U.S. Court of Appeals for the First Circuit supporting the NHPUC Commissioners' appeal of the U.S. District Court in Rhode Island's preliminary injunction preventing implementation of the NHPUC's February 28, 1997 restructuring order. PSNH moved that the brief be rejected because it was not filed in a timely manner. Oral arguments were heard on October 6, 1998 on whether to allow New Hampshire to put its electric deregulation plan into effect and whether the case belongs in federal court. Assuming the appeal is resolved favorably to PSNH a trial in federal court is expected to begin in the first quarter of 1999.

Massachusetts

In accordance with WMECO's modified restructuring plan which was filed with the DTE during 1998, preliminary bids for the first phase of WMECO's generating plant auction were received on October 5, 1998. Final bids are due on December 7, 1998 with the winning bidder expected to be notified by the end of 1998. The first phase includes the auction of WMECO's older fossil generation and a small amount of hydroelectric generation. The second phase would offer WMECO's 19 percent share of the Northfield Mountain pumped storage generating facility and be combined with CL&P's fossil/hydro auction which is expected to occur in 1999.

Rate Matters

Connecticut

Hearings relating to CL&P's application filed with the DPUC on June 1, 1998 proposing a rate reduction of approximately 1 percent ended in October 1998.
A draft decision is expected in early December and a final decision by year end.

For further information on Connecticut rate matters, see NU's First and Second Quarter 1998 Form 10-Qs.

Year 2000 Issue

NU has established an action plan by which certain processes must be completed by certain dates in order to ensure its operating and reporting systems, including nuclear systems, are able to properly recognize the year 2000. This action plan has three phases: the inventory phase, the detailed assessment phase, and the remediation phase. The inventory phase, which has been completed, identified all operating and reporting systems which may need to be fixed. During the detailed assessment phase, tests are performed to determine exactly what needs to be done in order to ensure that the systems identified during the inventory phase are able to properly recognize and process the year 2000. The detailed assessment for the majority of the systems, including nuclear, is scheduled to be completed by the end of 1998. The final phase is the remediation phase; by the end of this phase, all mission critical systems will be Year 2000 ready. Management anticipates the remediation phase for mission critical systems to be finalized by mid-1999.

The NU system utilizes both internal and external resources to test and reprogram or replace the software for Year 2000 modifications. The total estimated remaining cost of the Year 2000 project is $32 million which is being funded through operating cash flows. The majority of these costs will be expensed as incurred in 1998 and 1999. Since 1996, the company has incurred and expensed approximately $9 million related to the inventory and assessment phases, and preliminary efforts in connection with its Year 2000 project.

The costs of the project and the date on which the company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those plans. If the NU system's remediation plans or those of third parties are not successful, there could be a significant disruption of the NU system's operations. As a precautionary measure, NU is developing a contingency plan which will evaluate alternatives that could be implemented if our remediation plans are not successful. The contingency plan is expected to be available by July 1, 1999.

The company is committed to assuring that adequate resources are available in order to implement any changes necessary for its nuclear and other operations to be compatible with the new millennium.

Risk-Management Instruments

The NU system uses swaps, collars, puts, and calls to manage the market risk exposures associated with changes in fuel prices and variable interest rates. The NU system uses these instruments to reduce risk by essentially creating offsetting market exposures but does not use these risk-management instruments for speculative purposes. For more information on NU system's use of risk-management instruments, see the "Notes to Financial Statements" Note 5.

CL&P employs fuel price risk-management instruments to hedge risks associated with fuel prices created by long-term, fixed-price electricity contracts with wholesale customers. At September 30, 1998, CL&P had outstanding agreements with a total notional value of approximately $348 million and a negative mark-to-market position of approximately $21 million.

NAEC has entered into various interest rate swap agreements related to its $200 million variable rate note, which essentially fixes the interest on it at 7.823 percent.

There have been no material changes in the reported market risks for either CL&P or NAEC since the 1997 Form 10-K. For further information on CL&P's and NAEC's respective market risk exposures, see the MD&A in the 1997 Form 10-K




RESULTS OF OPERATIONS
                                              Income Statement Variances
                                                 Increase/(Decrease)
                                                 Millions of Dollars

                                           Third            Nine
                                          Quarter  Percent  Months  Percent

Operating revenues                         $(3)       -%    $(48)     (2)%

Other operation                            (36)     (13)    (126)    (15)
Maintenance                                (46)     (35)     (91)    (24)
Depreciation                                (9)     (10)     (12)     (5)
Amortization of
  regulatory assets, net                    23       75       27      30
Federal and state income taxes              31       (a)      58      (a)
Gain on equity investment                   14      100       14     100
Millstone 1 - unrecoverable
  costs                                    (25)      (a)     (27)     (a)
Interest charges                            (6)      (8)      (6)     (3)
Net income/(loss)                           36       (a)      70     (91)

(a) Percentage greater than 100

Comparison of the Third Quarter of 1998 to the Third Quarter of 1997

Total operating revenues decreased in 1998, primarily due to retail rate decreases for CL&P, PSNH and WMECO and the accounting for the impact of Millstone 2 and Millstone 3 being removed from CL&P's rates, partially offset by higher retail sales and higher fuel recoveries. Retail kilowatt hour sales were 4.3 percent higher in 1998 than in the third quarter of 1997.

Other O&M expenses decreased in 1998, primarily due to lower costs at the Millstone nuclear unit ($62 million) and lower pensions, post-retirement benefits, insurance and information technology costs ($19 million).

Depreciation expense decreased in 1998 primarily due to the retirement of Millstone 1.

Amortization of regulatory assets, net increased in 1998, primarily due to higher amortization as a result of the 1998 CL&P interim rate decision ($13 million) and the amortization in 1998 of Seabrook phase-in costs ($22 million). These increases were partially offset by the completion of the amortization of a portion of the PSNH acquisition premium ($15 million).

Federal and state income taxes increased in 1998, primarily due to higher book taxable income.

The gain on equity investment in 1998 is primarily due to the recognition of a gain on NU's investment in NEON resulting from NEON's initial public offering.

Millstone 1-unrecoverable costs represents the write-off of the Millstone 1 entitlement formerly held by CMEEC.

Interest charges decreased in 1998 primarily due to lower borrowings.

Comparison of the First Nine Months of 1998 to the First Nine Months of 1997

Total operating revenues decreased in 1998, primarily due to retail rate decreases for CL&P, PSNH and WMECO and the accounting for the impact of Millstone 2 and Millstone 3 being removed from CL&P's rates, partially offset by higher fuel recoveries and higher retail sales. Retail kilowatt hour sales were 2.0 percent higher in 1998 than in the first nine months of 1997.

Other O&M expenses decreased in 1998, primarily due to lower costs at the Millstone and Yankee nuclear units ($144 million), lower pensions, post-retirement benefits, insurance and information technology costs ($47 million), the recognition of environmental insurance proceeds ($27 million), Charter
Oak Energy 1997 losses on the sale of various projects ($14 million), and lower costs at Seabrook as a result of the refueling outage in 1997
($11 million). These decreases were partially offset by higher recognition of nuclear refueling outage costs primarily as a result of the 1996 CL&P
Rate Settlement ($24 million).

Depreciation expense decreased in 1998 primarily due to the retirement of Millstone 1.

Amortization of regulatory assets, net increased in 1998, primarily due to higher amortization as a result of the 1998 CL&P interim rate decision
($23 million) and the amortization in 1998 of Seabrook phase-in costs
($35 million). These increases were partially offset by the completion of the amortization of a portion of the PSNH acquisition premium ($25 million).

Federal and state income taxes increased in 1998, primarily due to higher book taxable income.

The gain on equity investment in 1998 is primarily due to the recognition of a gain on NU's investment in NEON resulting from Neon's initial public offering.

Millstone 1-unrecoverable costs represents the write-off of the Millstone 1 entitlement formerly held by CMEEC.

Interest charges decreased in 1998 primarily due to lower borrowings.



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Northeast Utilities:

We have reviewed the accompanying consolidated balance sheet of Northeast Utilities (a Massachusetts trust) and subsidiaries as of September 30, 1998, and the related consolidated statements of income for the three and nine-month periods ended September 30, 1998 and restated three and nine-month periods ended September 30, 1997, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1998 and restated September 30, 1997. These financial statements are the responsibility of the Company's management.

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



                                                        /s/ Arthur Andersen LLP
                                                            Arthur Andersen LLP


Hartford, Connecticut
November 9, 199






THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                             September 30,  December 31,
                                                                 1998           1997
                                                              (Unaudited)    (Restated)
                                                            -------------  -------------
                                                                (Thousands of Dollars)
ASSETS
------
Utility Plant, at original cost:
  Electric................................................  $  6,127,976   $  6,411,018

     Less: Accumulated provision for depreciation.........     2,688,705      2,902,673
                                                            -------------  -------------
                                                               3,439,271      3,508,345
  Construction work in progress...........................        81,440         93,692
  Nuclear fuel, net.......................................        85,816        135,076
                                                            -------------  -------------
      Total net utility plant.............................     3,606,527      3,737,113
                                                            -------------  -------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............       412,979        369,162
  Investments in regional nuclear generating
   companies, at equity...................................        56,177         58,061
  Other, at cost..........................................        70,843         66,625
                                                            -------------  -------------
                                                                 539,999        493,848
                                                            -------------  -------------
Current Assets:
  Cash....................................................           364            459
  Investment in securitizable assets......................        81,741        205,625
  Notes receivable from affiliated companies..............        41,250           -
  Receivables, net........................................        25,598         50,671
  Accounts receivable from affiliated companies...........        16,212          3,150
  Taxes receivable........................................        25,851         70,311
  Fuel, materials, and supplies, at average cost..........        78,574         81,878
  Recoverable energy costs, net--current portion..........           722         28,073
  Prepayments and other...................................       127,996         79,632
                                                            -------------  -------------
                                                                 398,308        519,799
                                                            -------------  -------------
Deferred Charges:
  Regulatory assets (Note 2B):
    Income taxes,net......................................       624,678        709,896
    Unrecovered contractual obligations...................       301,590        338,406
    Deferred demand side management costs.................         7,532         52,100
    Recoverable energy costs, net.........................        90,735        104,796
    Cogeneration costs....................................        12,900         33,505
    Other.................................................        48,632         54,115
  Unrecovered costs--Millstone 1 (Note 8A)................       545,075           -
  Unamortized debt expense................................        17,802         19,286
  Other...................................................        15,379         18,359
                                                            -------------  -------------
                                                               1,664,323      1,330,463
                                                            -------------  -------------

      Total Assets........................................  $  6,209,157   $  6,081,223
                                                            =============  =============


See accompanying notes to consolidated financial statements.







THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                             September 30,  December 31,
                                                                 1998           1997
                                                              (Unaudited)    (Restated)
                                                            -------------  -------------
                                                                (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization:
  Common stock--$10 par value. Authorized
   24,500,000 shares; outstanding 12,222,930
   shares.................................................  $    122,229   $    122,229
  Capital surplus, paid in................................       664,529        641,333
  Retained earnings (Note 1)..............................       331,503        419,972
                                                            -------------  -------------
           Total common stockholder's equity..............     1,118,261      1,183,534
  Preferred stock not subject to mandatory
   redemption.............................................       116,200        116,200
  Preferred stock subject to mandatory redemption.........       129,072        151,250
  Long-term debt..........................................     1,791,639      2,023,316
                                                            -------------  -------------
           Total capitalization...........................     3,155,172      3,474,300
                                                            -------------  -------------
Minority Interest in Consolidated Subsidiary..............       100,000        100,000
                                                            -------------  -------------
Obligations Under Capital Leases..........................       134,126         18,042
                                                            -------------  -------------
Current Liabilities:
  Notes payable to banks..................................        10,000         35,000
  Notes payable to affiliated company.....................          -            61,300
  Long-term debt and preferred stock--current
   portion................................................       217,755         23,761
  Obligations under capital leases--current
   portion................................................        27,671        140,076
  Accounts payable........................................        79,793        124,427
  Accounts payable to affiliated companies................        33,630         92,963
  Accrued taxes...........................................        22,298         33,017
  Accrued interest........................................        32,133         14,650
  Other...................................................        30,892         23,495
                                                            -------------  -------------
                                                                 454,172        548,689
                                                            -------------  -------------
Deferred Credits:
  Accumulated deferred income taxes.......................     1,284,164      1,348,617
  Accumulated deferred investment tax credits.............       121,849        127,713
  Unrecovered decommissioning obligation--
   Millstone 1 (Note 8A)..................................       306,218           -
  Decommissioning funds--Millstone 1 (Note 8A)............       213,882           -
  Deferred contractual obligations........................       312,424        348,406
  Other...................................................       127,150        115,456
                                                            -------------  -------------
                                                               2,365,687      1,940,192
                                                            -------------  -------------
Commitments and Contingencies (Note 7)


           Total Capitalization and Liabilities...........  $  6,209,157   $  6,081,223
                                                            =============  =============

See accompanying notes to consolidated financial statements.





THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                     Three Months Ended     Nine Months Ended
                                                       September 30,          September 30,
                                                    ------------------- -----------------------
                                                       1998      1997       1998        1997
                                                              (Restated)             (Restated)
                                                    --------- --------- ----------- -----------
                                                              (Thousands of Dollars)
Operating Revenues................................. $628,148  $627,712  $1,798,333  $1,827,461
                                                    --------- --------- ----------- -----------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power.....  235,905   241,073     699,221     723,698
     Other.........................................  171,874   185,632     512,957     536,364
  Maintenance......................................   60,217    92,193     189,708     260,567
  Depreciation.....................................   52,313    60,231     167,886     179,200
  Amortization of regulatory assets, net...........   25,537    14,568      62,547      45,929
  Federal and state income taxes...................    8,868   (10,045)    (11,991)    (38,334)
  Taxes other than income taxes....................   43,489    42,695     130,733     128,388
                                                    --------- --------- ----------- -----------
        Total operating expenses...................  598,203   626,347   1,751,061   1,835,812
                                                    --------- --------- ----------- -----------
Operating Income (Loss)............................   29,945     1,365      47,272      (8,351)
                                                    --------- --------- ----------- -----------

Other Income:
  Equity in earnings of regional nuclear
    generating companies...........................    1,453     1,568       5,165       4,717
  Millstone 1--unrecoverable costs (Note 8B).......  (25,053)     -        (26,722)       -
  Other, net.......................................   (3,668)      231     (15,775)      8,337
  Minority interest in income of subsidiary........   (2,325)   (2,325)     (6,975)     (6,975)
  Income taxes.....................................   11,799     2,001      20,682       2,415
                                                    --------- --------- ----------- -----------
        Other (loss) income, net...................  (17,794)    1,475     (23,625)      8,494
                                                    --------- --------- ----------- -----------
        Income before interest charges.............   12,151     2,840      23,647         143
                                                    --------- --------- ----------- -----------

Interest Charges:
  Interest on long-term debt.......................   32,047    34,033      98,792      97,915
  Other interest...................................      509     1,967       2,600       5,185
                                                    --------- --------- ----------- -----------
        Interest charges, net......................   32,556    36,000     101,392     103,100
                                                    --------- --------- ----------- -----------

Net Loss........................................... $(20,405) $(33,160) $  (77,745) $ (102,957)
                                                    ========= ========= =========== ===========






See accompanying notes to consolidated financial statements.






THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                  Nine Months Ended
                                                                    September 30,
                                                               -----------------------
                                                                   1998        1997
                                                                            (Restated)
                                                               ----------- -----------
                                                                (Thousands of Dollars)
Operating Activities:
  Net Loss ................................................... $  (77,745) $ (102,957)
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation..............................................    167,886     179,200
    Deferred income taxes and investment tax credits, net.....    (30,014)    (10,573)
    Amortization of deferred demand-side-management costs, net     44,568      44,477
    Recoverable energy costs, net of amortization.............     41,412         583
    Amortization of deferred cogeneration costs, net .........     20,605      23,936
    Deferred nuclear refueling outage, net of amortization....          -     (34,000)
    Millstone 1--unrecoverable costs (Note 8B)................     26,722           -
    Other sources of cash.....................................     85,411      49,060
    Other uses of cash........................................     (3,218)    (35,887)
  Changes in working capital:
    Receivables and accrued utility revenues..................    (32,989)      1,707
    Fuel, materials, and supplies.............................      3,304      (1,748)
    Accounts payable..........................................   (103,967)    (37,918)
    Accrued taxes.............................................    (10,719)     (2,145)
    Sale of receivables and accrued utility revenues..........     45,000           -
    Investment in securitizable assets........................    123,884           -
    Other working capital (excludes cash).....................     20,976     (77,098)
                                                               ----------- -----------
Net cash flows from/(used for) operating activities...........    321,116      (3,363)
                                                               ----------- -----------

Financing Activities:
  Net (decrease)/increase in short-term debt..................    (86,300)    135,000
  Issuance of long-term debt..................................          -     200,000
  Reacquisitions and retirements of long-term debt............    (45,006)   (198,512)
  Reacquisitions and retirements of preferred stock...........    (22,178)          -
  Cash dividends on preferred stock...........................    (10,724)    (11,416)
  Cash dividends on common stock..............................          -      (5,990)
                                                               ----------- -----------
Net cash flows (used for)/from financing activities...........   (164,208)    119,082
                                                               ----------- -----------

Investment Activities:
  Investment in plant:
    Electric utility plant....................................    (88,590)   (117,953)
    Nuclear fuel..............................................     (3,572)       (666)
                                                               ----------- -----------
  Net cash flows used for investments in plant................    (92,162)   (118,619)
  NU System Money Pool........................................    (41,250)     76,450
  Investments in nuclear decommissioning trusts...............    (41,257)    (32,707)
  Other investment activities, net............................     (2,334)    (40,852)
  Capital contributions ......................................     20,000           -
                                                               ----------- -----------
Net cash flows used for investments...........................   (157,003)   (115,728)
                                                               ----------- -----------
Net Decrease In Cash For The Period...........................        (95)         (9)
Cash - beginning of period....................................        459         404
                                                               ----------- -----------

Cash - end of period.......................................... $      364  $      395
                                                               =========== ===========

See accompanying notes to consolidated financial statements.





                         THE CONNECTICUT LIGHT AND POWER COMPANY

                     Management's Discussion and Analysis of Financial
                           Condition and Results of Operations


CL&P (the company) is a wholly-owned subsidiary of NU. This discussion should be read in conjunction with NU's MD&A and the company's consolidated financial statements and footnotes in this Form 10-Q, the First and Second Quarter 1998 Form 10-Q's, the 1997 Form 10-K and the Form 8-K dated September 10, 1998.


RESULTS OF OPERATIONS
                                              Income Statement Variances
                                                  Increase/(Decrease)
                                                  Millions of Dollars

                                            Third            Nine
                                           Quarter  Percent  Months  Percent

Operating revenues                            $-        -%    $(29)     (2)%

Fuel, purchased and net
  interchange power                          (5)       (2)    (24)     (3)
Other operation                             (14)       (7)    (23)     (4)
Maintenance                                 (32)      (35)    (71)    (27)
Depreciation                                 (8)      (13)    (11)     (6)
Amortization of
  regulatory assets, net                     11         75     17      36
Federal and state income taxes                9       (76)      8     (20)
Millstone 1-
  unrecoverable costs                       (25)      100     (27)    100
Other income, net                            (4)       (a)    (24)     (a)

Net income/(loss)                            13        38      25      24

(a) Percentage greater than 100


Comparison of the Third Quarter of 1998 to the Third Quarter of 1997

CL&P had a net loss for the third quarter of 1998 of approximately $20 million, compared to a restated net loss of approximately $33 million for the third quarter of 1997. Improved third quarter results were primarily due to a $46 million reduction in other operation and maintenance costs.

Rate reductions in 1998 and the accounting for the impact of Millstone 2 and Millstone 3 being removed from rates offset higher retail sales for the quarter. Retail kilowatt hour sales were 4.9 percent higher in 1998 than in the first nine months of 1997.

Other operation and maintenance expense decreased in 1998, primarily due to the return to service of Millstone 3 and the retirement of Millstone 1.

Depreciation decreased in 1998 primarily due to the retirement of Millstone 1.

Amortization of regulatory assets, net increased in 1998, primarily due to higher amortizations as a result of the 1998 interim rate decision.

Federal and state income taxes increased in 1998, primarily due to higher book taxable income.

Millstone 1-unrecoverable costs represents the write-off of the Millstone 1 entitlement formerly held by CMEEC.

Comparison of the First Nine Months of 1998 to the First Nine Months of 1997

For the first nine months of 1998, CL&P lost $78 million, compared to a restated loss of $103 million for the first nine months of 1997. Improved results for the first nine months were primarily due to a $94 million reduction in operation and maintenance costs.

Total operating revenues decreased in 1998, primarily due to the retail rate reduction in 1998 and the accounting for the impact of Millstone 2 being removed from CL&P's rates. These decreases were partially offset by higher retail sales. Retail kilowatt hour sales were 2.4 percent higher in 1998 than in the first nine months of 1997.

Fuel, purchased and net interchange power expense decreased in 1998, primarily due to lower replacement power costs due to the return to service of Millstone 3 and lower fuel prices. These decreases were partially offset by the timing in the recognition of costs under the company's fuel clause.

Other operation and maintenance expense decreased in 1998, primarily due to lower costs at the Millstone and Yankee nuclear units ($106 million), lower fossil, distribution and customer expenditures in 1998 ($27 million), lower administrative and general expenses ($17 million), and the recognition of the environmental insurance proceeds ($9 million). These decreases were partially offset by higher capacity purchases ($44 million) and higher recognition of nuclear refueling outage costs as a result of the 1996 Rate Settlement ($24 million).

Depreciation decreased in 1998 primarily due to the retirement of Millstone 1.

Amortization of regulatory assets, net increased in 1998, primarily due to higher amortizations as a result of the 1998 interim rate decision.

Federal and state income taxes increased in 1998, primarily due to higher book taxable income.

Millstone 1-unrecoverable costs represents the write-off of the Millstone 1 entitlement formerly held by CMEEC.

Other income, net decreased in 1998, primarily due to costs associated with the accounts receivable facility.

Liquidity and Capital Resources

Cash provided from operations increased approximately $324 million in the first nine months of 1998, from 1997, primarily due to cash available through the company's accounts receivable financing and reduced expenditures for the Millstone outages. Net cash from financing activities decreased approximately $283 million, primarily due to a decrease in short-term borrowings and the retirement of long-term debt and preferred stock without any debt issuances, partially offset by no cash dividends on common stock. In 1997 CL&P's accounts receivable financing program was reflected as short-term debt, while in 1998 it is being reflected in cash from operating activities due to the adoption of FAS 125. Net cash flows used for investments increased approximately $41 million, primarily due to higher investments in the NU System Money Pool, partially offset by a capital contribution from NU Parent and lower investment in utility plant.

See NU's MD&A for additional information on Liquidity and Capital
Resources.

For information relating to the following items, refer to NU's MD&A included in this Form 10-Q:

        Millstone

        Millstone 1

        Restructuring

        Rate Matters

        Year 2000 Issues

        Risk-Management Instruments






PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

BALANCE SHEETS

                                                              September 30,  December 31,
                                                                  1998           1997
                                                              (Unaudited)    (Restated)
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
ASSETS
------

Utility Plant, at cost:
  Electric................................................   $  1,902,275   $  1,898,319

     Less: Accumulated provision for depreciation.........        621,512        590,056
                                                             -------------  -------------
                                                                1,280,763      1,308,263
  Unamortized acquisition costs...........................        359,959        402,285
  Construction work in progress...........................         26,533         10,716
  Nuclear fuel, net.......................................          1,150          1,308
                                                             -------------  -------------
      Total net utility plant.............................      1,668,405      1,722,572
                                                             -------------  -------------
Other Property and Investments:
  Nuclear decommissioning trusts, at market...............          4,747          4,332
  Investments in regional nuclear generating
   companies and subsidiary company, at equity............         19,224         19,169
  Other, at cost..........................................          3,483          3,773
                                                             -------------  -------------
                                                                   27,454         27,274
                                                             -------------  -------------
Current Assets:
  Cash and cash equivalents...............................         43,092         94,459
  Receivables, net........................................         80,318         89,338
  Accounts receivable from affiliated companies...........         14,264         38,520
  Accrued utility revenues................................         32,731         36,885
  Fuel, materials, and supplies, at average cost..........         34,515         40,161
  Recoverable energy costs--current portion...............         67,005         31,886
  Prepayments and other...................................         41,690         11,271
                                                             -------------  -------------
                                                                  313,615        342,520
                                                             -------------  -------------
Deferred Charges:
  Regulatory assets (Note 2B):
   Recoverable energy costs...............................        165,106        191,686
   Income taxes, net......................................        131,335        128,244
   Deferred costs, nuclear plant..........................        224,491        281,856
   Unrecovered contractual obligations....................         73,961         83,042
   Seabrook deferral......................................         44,145          8,376
   Other..................................................          2,181          2,214
  Deferred receivable from affiliated company.............         25,164         32,472
  Unamortized debt expense................................         15,186         11,749
  Other...................................................          6,574          5,154
                                                             -------------  -------------
                                                                  688,143        744,793
                                                             -------------  -------------


      Total Assets........................................   $  2,697,617   $  2,837,159
                                                             =============  =============


See accompanying notes to financial statements.







PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

BALANCE SHEETS

                                                              September 30,  December 31,
                                                                  1998           1997
                                                              (Unaudited)    (Restated)
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common stock--$1 par value.
   Authorized and outstanding 1,000 shares................   $          1   $          1
  Capital surplus, paid in................................        424,364        423,713
  Retained earnings (Note 1)..............................        231,498        170,501
                                                             -------------  -------------
           Total common stockholder's equity..............        655,863        594,215
  Preferred stock subject to mandatory redemption.........         50,000         75,000
  Long-term debt..........................................        516,485        516,485
                                                             -------------  -------------
           Total capitalization...........................      1,222,348      1,185,700
                                                             -------------  -------------

Obligations Under Seabrook Power Contracts
 and Other Capital Leases.................................        724,318        799,450
                                                             -------------  -------------
Current Liabilities:
  Notes payable to banks..................................         10,000           -
  Long-term debt and preferred stock--current portion.....         25,000        195,000
  Obligations under Seabrook Power Contracts and other
   capital leases--current portion........................        135,255        122,363
  Accounts payable........................................         27,786         21,231
  Accounts payable to affiliated companies................         24,908         32,677
  Accrued taxes...........................................         92,195         69,445
  Accrued interest........................................         13,107          7,197
  Accrued pension benefits................................         46,018         46,061
  Other...................................................          7,171          9,417
                                                             -------------  -------------
                                                                  381,440        503,391
                                                             -------------  -------------
Deferred Credits:
  Accumulated deferred income taxes.......................        232,521        204,406
  Accumulated deferred investment tax credits.............          3,588          3,972
  Deferred contractual obligations........................         73,961         83,042
  Deferred revenue from affiliated company................         25,164         32,472
  Other...................................................         34,277         24,726
                                                             -------------  -------------
                                                                  369,511        348,618
                                                             -------------  -------------



Commitments and Contingencies (Note 7)


                                                             -------------  -------------
           Total Capitalization and Liabilities...........   $  2,697,617   $  2,837,159
                                                             =============  =============


See accompanying notes to financial statements.






PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

STATEMENTS OF INCOME
(Unaudited)

                                                      Three Months Ended     Nine Months Ended
                                                         September 30,         September 30,
                                                    --------------------- ----------------------
                                                       1998       1997       1998        1997
                                                                (Restated)            (Restated)
                                                    ---------- ---------- ---------- -----------
                                                              (Thousands of Dollars)
Operating Revenues................................. $ 286,614  $ 285,390  $ 799,143  $  820,809
                                                    ---------- ---------- ---------- -----------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power.....    88,141     96,484    233,955     233,085
     Other.........................................   108,598     91,315    282,390     272,464
  Maintenance......................................     8,977      9,855     38,921      27,305
  Depreciation.....................................    11,434     11,145     34,162      33,252
  Amortization of regulatory assets, net...........     3,258     14,134     23,496      42,416
  Federal and state income taxes...................    16,954     18,738     54,023      67,802
  Taxes other than income taxes....................    11,818     11,553     33,587      33,353
                                                    ---------- ---------- ---------- -----------
        Total operating expenses...................   249,180    253,224    700,534     709,677
                                                    ---------- ---------- ---------- -----------
Operating Income...................................    37,434     32,166     98,609     111,132
                                                    ---------- ---------- ---------- -----------

Other Income:
  Equity in earnings of regional nuclear
    generating companies and subsidary company.....       501        508      1,967       1,363
  Other, net.......................................     2,573       (190)     9,052        (320)
  Income taxes.....................................      (494)      (375)    (6,890)     (1,222)
                                                    ---------- ---------- ---------- -----------
        Other income(loss), net....................     2,580        (57)     4,129        (179)
                                                    ---------- ---------- ---------- -----------
        Income before interest charges.............    40,014     32,109    102,738     110,953
                                                    ---------- ---------- ---------- -----------

Interest Charges:
  Interest on long-term debt.......................     9,730     12,827     33,683      38,371
  Other interest...................................       392        382        771          98
                                                    ---------- ---------- ---------- -----------
        Interest charges, net......................    10,122     13,209     34,454      38,469
                                                    ---------- ---------- ---------- -----------


Net Income......................................... $  29,892  $  18,900  $  68,284  $   72,484
                                                    ========== ========== ========== ===========






See accompanying notes to financial statements.





PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                             -----------------------
                                                                 1998        1997
                                                                          (Restated)
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  Net Income................................................ $   68,284  $   72,484
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................     34,162      33,252
    Deferred income taxes and investment tax credits, net...     61,758      14,116
    Recoverable energy costs, net of amortization...........     (8,539)    (13,029)
    Amortization of acquisition costs, net..................     23,496      42,423
    Deferred Seabrook capital costs, net....................    (35,769)          -
    Other sources of cash...................................     86,597      18,411
    Other uses of cash......................................    (98,888)    (34,330)
  Changes in working capital:
    Receivables and accrued utility revenues................     37,430      18,712
    Fuel, materials, and supplies...........................      5,646       5,786
    Accounts payable........................................     (1,214)    (26,786)
    Accrued taxes...........................................     22,750      71,297
    Other working capital (excludes cash)...................    (26,798)    (13,290)
                                                             ----------- -----------
Net cash flows from operating activities....................    168,915     189,046
                                                             ----------- -----------


Financing Activities:
  Net increase in short term debt...........................     10,000           -
  Reacquisitions and retirements of long-term debt..........   (170,000)          -
  Reacquisition and retirements of preferred stock..........    (25,000)    (25,000)
  Cash dividends on preferred stock.........................     (7,287)     (9,275)
  Cash dividends on common stock............................          -     (85,000)
                                                             ----------- -----------
Net cash flows used for financing activities................   (192,287)   (119,275)
                                                             ----------- -----------

Investment Activities:
  Investment in plant:
    Electric utility plant..................................    (27,808)    (22,511)
    Nuclear fuel............................................          2           3
                                                             ----------- -----------
  Net cash flows used for investments in plant..............    (27,806)    (22,508)
  NU System Money Pool......................................          -     (44,600)
  Other investment activities, net..........................       (189)     (3,090)
                                                             ----------- -----------
Net cash flows used for investments.........................    (27,995)    (70,198)
                                                             ----------- -----------
Net Decrease In Cash For The Period.........................    (51,367)       (427)

Cash and cash equivalents - beginning of period.............     94,459       1,015
                                                             ----------- -----------
Cash and cash equivalents - end of period................... $   43,092  $      588
                                                             =========== ===========





See accompanying notes to financial statements.





PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

Management's Discussion and Analysis of Financial
Condition and Results of Operations


PSNH (the company) is a wholly-owned subsidiary of NU. This discussion should be read in conjunction with NU's MD&A and the company's consolidated financial statements and footnotes in this Form 10-Q, the First and Second Quarter 1998 Form 10-Qs and the 1997 Form 10-K.



RESULTS OF OPERATIONS
                                        Income Statement Variances
                                           Increase/(Decrease)
                                           Millions of Dollars

                                      Third            Nine
                                     Quarter  Percent  Months  Percent

Operating revenues                      $1       -%    $(22)     (3)%

Fuel, purchased and net
  interchange power                     (8)     (9)       1       -
Other operation                         17      19       10       4
Maintenance                             (1)     (9)      12      43
Amortization of
  regulatory assets, net               (11)    (77)     (19)    (45)
Federal and state income taxes          (2)     (9)      (8)    (12)
Other income, net                        3      15        9     (29)
Interest on long-term debt              (3)    (24)      (5)    (12)
Net income/(loss)                       11      58       (4)     (6)


Comparison of the Third Quarter of 1998 to the Third Quarter of 1997

PSNH's net income was approximately $30 million for the third quarter of 1998 compared to $19 million, as restated, for the third quarter of 1997. The increase in net income for the third quarter was primarily due to higher retail sales.

Total operating revenues increased in 1998, primarily due to higher revenues under the company's fuel clause and higher retail sales, partially offset by a 1997 retail rate decrease. Retail kilowatt hour sales were 5.6 percent higher in 1998 than from the same period in 1997.

Fuel, purchased and net interchange power expense decreased in 1998, primarily due to lower purchased power costs.

Other operation and maintenance expense increased in 1998, primarily due to higher costs associated with the Seabrook Power Contract as a result of the amortization of the Seabrook phase-in costs that began in June 1998
($24 million), partially offset by lower administrative and general expenses ($4 million), the recognition of environmental insurance proceeds ($2 million), and lower costs at Millstone 3 and the Maine Yankee nuclear unit ($2 million).

Amortization of regulatory assets decreased ($15 million) in 1998, primarily due to completion of the amortization of a portion of the company's acquisition premium, partially offset by the additional Seabrook deferred return ($4 million).

Federal and state income taxes decreased in 1998 primarily due to lower book taxable income.

Other income, net increased in 1998, primarily due to the amortization of the Seabrook deferred charges associated with the taxes on the purchased return which began in December 1997.

Interest on long-term debt decreased due to the maturity of bonds ($170 million) in May 1998.

Comparison of the First Nine Months of 1998 to the First Nine Months of 1997

Net income for the nine months ended September 30, 1998 was $68 million, compared to $72 million, as restated, for the nine months ended September 30, 1997. The decrease in net income for the nine month period was primarily due to lower operating revenues and higher other operation and maintenance expenses, partially offset by the lower amortization of the regulatory asset.

Total operating revenues decreased in 1998, primarily due to the 1997 retail rate decrease partially offset by higher revenues under the company's fuel clause and higher retail sales. Retail kilowatt hour sales increased 2.1 percent for the nine months 1998.

Other operation and maintenance expense increased in 1998, primarily due to higher costs associated with the Seabrook Power Contract as a result of the amortization of Seabrook phase-in costs that began in June 1998 ($35 million), higher costs related to the January ice storm, net of insurance proceeds, ($10 million); partially offset by the recognition of the environmental insurance proceeds ($12 million) and lower costs at Millstone 3 and the Maine Yankee nuclear unit ($9 million).

Amortization of regulatory assets decreased in 1998, primarily due to the completion of the amortization of a portion of the company's acquisition premium ($25 million), partially offset by the additional Seabrook deferred return ($6 million).

Federal and state income taxes decreased in 1998, primarily due to lower book taxable income.

Other income, net increased in 1998, primarily due to the amortization of the Seabrook deferred charges associated with the taxes on the purchased return which began in December 1997.

Interest on long-term debt decreased due to the maturity of bonds ($170 million) in May 1998.

Liquidity and Capital Resources

Cash provided from operations decreased approximately $20 million in the first nine months of 1998, compared to the same period in 1997, primarily due to the billing from NAEC of the Seabrook phase-in costs which were not being recovered from customers. Net cash used for financing activities increased approximately $73 million, primarily due to the company's $170 million bond maturity in May 1998, partially offset by lower cash dividends on common shares and an increase in short-term debt. Net cash flows used for investments decreased approximately $42 million, primarily due to a 1997 increase in investments in the NU System Money Pool.

See NU's MD&A in this Form 10-Q for further information regarding Liquidity and Capital Resources.

For information relating to the following items, refer to NU's MD&A included in this Form 10-Q:

        Millstone

        Restructuring

        Rate Matters

        Year 2000 Issue





WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

                                                             September 30, December 31,
                                                                 1998          1997
                                                             (Unaudited)    (Restated)
                                                            -------------  ------------
                                                               (Thousands of Dollars)
ASSETS
------
Utility Plant, at original cost:
  Electric................................................  $  1,210,994   $ 1,284,288

     Less: Accumulated provision for depreciation.........       499,592       559,119
                                                            -------------  ------------
                                                                 711,402       725,169
  Construction work in progress...........................        17,260        19,038
  Nuclear fuel, net.......................................        19,197        30,907
                                                            -------------  ------------
      Total net utility plant.............................       747,859       775,114
                                                            -------------  ------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............       111,984       102,708
  Investments in regional nuclear generating
   companies, at equity...................................        15,195        15,741
  Other, at cost..........................................         6,939         4,900
                                                            -------------  ------------
                                                                 134,118       123,349
                                                            -------------  ------------
Current Assets:
  Cash....................................................           252           105
  Investments in securitizable assets.....................        17,503        25,280
  Receivables, net........................................         2,647         2,739
  Accounts receivable from affiliated companies...........         3,867         3,933
  Taxes receivable........................................        13,563        10,768
  Fuel, materials, and supplies, at average cost..........         4,962         5,860
  Prepayments and other...................................        23,770        14,945
                                                            -------------  ------------
                                                                  66,564        63,630
                                                            -------------  ------------
Deferred Charges:
  Regulatory assets (Note 2B):
   Income taxes, net......................................        55,484        63,716
   Unrecovered contractual obligations....................        83,813        93,628
   Recoverable energy costs...............................        30,986        26,270
   Other..................................................        24,766        27,763
  Unrecovered costs--Millstone 1 (Note 8A)................       130,526          -
  Unamortized debt expense................................         2,194         2,695
  Other...................................................         3,676         2,963
                                                            -------------  ------------
                                                                 331,445       217,035
                                                            -------------  ------------




      Total Assets........................................  $  1,279,986   $ 1,179,128
                                                            =============  ============

See accompanying notes to consolidated financial statements.







WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

                                                             September 30, December 31,
                                                                 1998          1997
                                                             (Unaudited)    (Restated)
                                                            -------------  ------------
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization:
  Common stock--$25 par value.
   Authorized and outstanding 1,072,471 shares............  $     26,812   $    26,812
  Capital surplus, paid in................................       151,602       151,171
  Retained earnings (Note 1)..............................        53,421        58,608
                                                            -------------  ------------
           Total common stockholder's equity..............       231,835       236,591
  Preferred stock not subject to mandatory redemption.....        20,000        20,000
  Preferred stock subject to mandatory redemption.........        18,000        19,500
  Long-term debt..........................................       348,492       386,849
                                                            -------------  ------------
           Total capitalization...........................       618,327       662,940
                                                            -------------  ------------
Obligations Under Capital Leases..........................        27,488           217
                                                            -------------  ------------
Current Liabilities:
  Notes payable to banks..................................        20,000        15,000
  Notes payable to affiliated company.....................        27,700        14,350
  Long-term debt and preferred stock--current
   portion................................................        41,500        11,300
  Obligations under capital leases--current
   portion................................................         6,332        32,670
  Accounts payable........................................        13,814        30,571
  Accounts payable to affiliated companies................         8,635        21,209
  Accrued taxes...........................................         1,156           522
  Accrued interest........................................         5,319         3,318
  Other...................................................         9,201         2,446
                                                            -------------  ------------
                                                                 133,657       131,386
                                                            -------------  ------------
Deferred Credits:
  Accumulated deferred income taxes.......................       248,700       246,453
  Accumulated deferred investment tax credits.............        22,262        23,364
  Unrecovered decommissioning obligation--
   Millstone 1 (Note 8A)..................................        69,525          -
  Decommissioning funds--Millstone 1 (Note 8A)............        52,475          -
  Deferred contractual obligations........................        83,813        93,628
  Other...................................................        23,739        21,140
                                                            -------------  ------------
                                                                 500,514       384,585
                                                            -------------  ------------


Commitments and Contingencies (Note 7)


           Total Capitalization and Liabilities...........  $  1,279,986   $ 1,179,128
                                                            =============  ============

See accompanying notes to consolidated financial statements.






WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                 Three Months Ended     Nine Months Ended
                                                      September 30,        September 30,
                                                -------------------  ---------------------
                                                   1998      1997       1998       1997
                                                           (Restated)           (Restated)
                                                --------- ---------  --------- -----------
                                                           (Thousands of Dollars)
Operating Revenues............................. $ 93,839  $111,166   $291,677  $  321,350
                                                --------- ---------  --------- -----------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power.   30,683    34,533     87,689     110,868
     Other.....................................   30,219    36,669     94,195     109,240
  Maintenance..................................   12,834    23,070     40,288      64,423
  Depreciation.................................    9,087    10,179     29,581      30,008
  Amortization of regulatory assets............    2,605     1,605      5,644       4,830
  Federal and state income taxes...............     (925)   (1,342)       116     (10,586)
  Taxes other than income taxes................    5,035     4,577     15,411      14,811
                                                --------- ---------  --------- -----------
        Total operating expenses...............   89,538   109,291    272,924     323,594
                                                --------- ---------  --------- -----------
Operating Income(Loss).........................    4,301     1,875     18,753      (2,244)
                                                --------- ---------  --------- -----------

Other Income:
  Equity in earnings of regional nuclear
    generating companies.......................      395       425      1,411       1,277
  Other, net...................................     (299)     (946)      (208)       (589)
  Income taxes.................................      209       173        423         875
                                                --------- ---------  --------- -----------
        Other income(loss), net................      305      (348)     1,626       1,563
                                                --------- ---------  --------- -----------
        Income(loss) before interest charges...    4,606     1,527     20,379        (681)
                                                --------- ---------  --------- -----------


Interest Charges:
  Interest on long-term debt...................    7,449     6,089     21,134      18,063
  Other interest...............................      703       741      2,162       3,084
                                                --------- ---------  --------- -----------
        Interest charges, net..................    8,152     6,830     23,296      21,147
                                                --------- ---------  --------- -----------


Net Loss....................................... $ (3,546) $ (5,303)  $ (2,917) $  (21,828)
                                                ========= =========  ========= ===========



See accompanying notes to consolidated financial statements.






WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                  Nine Months Ended
                                                                    September 30,
                                                               -----------------------
                                                                   1998        1997
                                                                            (Restated)
                                                               ----------- -----------
                                                                (Thousands of Dollars)
Operating Activities:
  Net Loss.................................................... $   (2,917) $  (21,828)
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation..............................................     29,581      30,008
    Deferred income taxes and investment tax credits, net.....      5,287      (5,238)
    Recoverable energy costs, net of amortization.............     (4,716)      2,855
    Amortization of nuclear refueling outage, net of deferrals      2,059       4,411
    Other sources of cash.....................................     14,648      17,994
    Other uses of cash........................................       (733)    (10,041)
  Changes in working capital:
    Receivables and accrued utility revenues..................      8,158      22,016
    Fuel, materials, and supplies.............................        898        (763)
    Accounts payable..........................................    (29,331)     (6,285)
    Accrued taxes.............................................        634      (1,616)
    Sale of receivables and accrued utility revenues..........     (8,000)     28,000
    Investments in securitizable assets.......................      7,777     (14,933)
    Other working capital (excludes cash).....................     (2,864)    (12,155)
                                                               ----------- -----------
Net cash flows from operating activities......................     20,481      32,425
                                                               ----------- -----------

Financing Activities:
  Net increase/(decrease) in short-term debt..................     18,350     (30,050)
  Issuance of long-term debt..................................          -      60,000
  Reacquisitions and retirements of long-term debt............     (9,800)    (14,700)
  Reacquisitions and retirements of preferred stock...........     (1,500)          -
  Cash dividends on preferred stock...........................     (2,270)     (2,355)
  Cash dividends on common stock..............................          -     (15,004)
                                                               ----------- -----------
Net cash flows from/(used for) financing activities...........      4,780      (2,109)
                                                               ----------- -----------
Investment Activities:
  Investment in plant:
    Electric utility plant....................................    (12,853)    (21,395)
    Nuclear fuel..............................................       (481)        (15)
                                                               ----------- -----------
  Net cash flows used for investments in plant................    (13,334)    (21,410)
  Investments in nuclear decommissioning trusts...............    (10,287)     (7,282)
  Other investment activities, net............................     (1,493)     (1,576)
                                                               ----------- -----------
Net cash flows used for investments...........................    (25,114)    (30,268)
                                                               ----------- -----------
Net Increase In Cash For The Period...........................        147          48
Cash - beginning of period....................................        105          67
                                                               ----------- -----------
Cash - end of period.......................................... $      252  $      115
                                                               =========== ===========


See accompanying notes to consolidated financial statements.





WESTERN MASSACHUSETTS ELECTRIC COMPANY

Management's Discussion and Analysis of Financial
Condition and Results of Operations


WMECO (the company) is a wholly-owned subsidiary of NU. This discussion should be read in conjunction with NU's MD&A and the company's consolidated financial statements and footnotes in this Form 10-Q, the First and Second Quarter 1998 Form 10-Q's, the 1997 Form 10-K and the Form 8-K dated September 10, 1998.


RESULTS OF OPERATIONS
                                       Income Statement Variances
                                           Increase/(Decrease)
                                           Millions of Dollars

                                     Third            Nine
                                    Quarter  Percent  Months  Percent

Operating revenues                   $(17)    (16)%    $(30)    (9)%

Fuel, purchased and net
  interchange power                    (4)    (11)      (23)   (21)
Other operation                        (6)    (18)      (15)   (14)
Maintenance                           (10)    (44)      (24)   (37)
Federal and state income taxes          -       -        11    (97)

Net income/(loss)                       2     (33)       19    (87)


Comparison of the Third Quarter of 1998 to the Third Quarter of 1997

WMECO had a net loss for the third quarter of 1998 of approximately $3.5 million compared to a restated net loss of approximately $5.3 million for the third quarter of 1997. Improved third quarter results were primarily due to a $16 million reduction in non-fuel operation and maintenance costs, partially offset by a reduction in operating revenues.

Total operating revenues decreased in 1998, primarily due to a 10% retail rate decrease in 1998 and lower retail sales. Retail kilowatt hour sales were 2.0 percent lower in 1998 than in the third quarter of 1997.

Fuel, purchased and net interchange power expense decreased in 1998 primarily due to lower replacement power costs as a result of the return to service of Millstone 3 and lower fuel prices.

Other operation and maintenance expense decreased in 1998, primarily due to lower costs at the Millstone units ($11 million), lower capacity charges ($3 million) and lower administrative and general expenses ($2 million).

Comparison of the First Nine Months of 1998 to the First Nine Months of 1997

For the first nine months of 1998, WMECO had a net loss of approximately
$2.9 million compared to a restated net loss of approximately $21.8 million for the first nine months of 1997. Improved results for the nine months were primarily due to a $39 million reduction in non-fuel operation and maintenance costs, partially offset by a reduction in operating revenues.

Total operating revenues decreased in 1998, primarily due to a 10% retail rate decrease in 1998. Retail kilowatt hour sales were 1.0 percent higher than those in the first nine months of 1997.

Fuel, purchased and net interchange power expense decreased in 1998, primarily due to lower replacement power costs as a result of the return to service of Millstone 3, lower fuel prices and the deferral of costs as allowed by the company's restructuring plan.

Other operation and maintenance expense decreased in 1998, primarily due to lower costs at the Millstone units ($21 million), lower capacity charges from CY and MY ($7 million), lower fossil maintenance costs ($4 million), lower administrative and general expenses ($3 million) and the recognition of the environmental insurance proceeds ($2 million).

Federal and state income taxes increased in 1998, primarily due to higher book taxable income.

Liquidity and Capital Resources

Cash provided from operations decreased approximately $12 million in the first nine months of 1998, from 1997, primarily due to a decrease in cash from the use of an accounts receivable facility, partially offset by lower cash expenditures related to the Millstone units. Net cash from financing activities increased approximately $7 million, primarily due to higher short term borrowings and lower payment of cash dividends, partially offset by lower long term debt issuances and lower preferred stock reacquisitions and retirements. Net cash flows used for investments decreased approximately
$5 million due to lower investment in utility plant.

See NU's MD&A in this Form 10-Q for further detail regarding Liquidity and Capital Resources.

For information relating to the following items, refer to NU's MD&A included in this form 10-Q:

        Millstone

        Millstone 1

        Restructuring

        Year 2000 Issue






NORTH ATLANTIC ENERGY CORPORATION

BALANCE SHEETS

                                                              September 30,
                                                                  1998       December 31,
                                                              (Unaudited)        1997
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
ASSETS
------

Utility Plant, at original cost:
  Electric................................................   $    756,346   $    779,111

     Less: Accumulated provision for depreciation.........        156,346        143,778
                                                             -------------  -------------
                                                                  600,000        635,333
  Construction work in progress...........................          7,016          4,616
  Nuclear fuel, net.......................................         33,539         27,413
                                                             -------------  -------------
      Total net utility plant.............................        640,555        667,362
                                                             -------------  -------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............         31,490         26,547
                                                             -------------  -------------
                                                                   31,490         26,547
                                                             -------------  -------------
Current Assets:
  Cash....................................................           -                13
  Special deposits........................................          1,104           -
  Notes receivable from affiliated companies..............         35,100           -
  Receivables from affiliated companies...................         23,654         25,695
  Taxes receivable........................................          9,307          4,613
  Materials and supplies, at average cost.................         13,249         13,003
  Prepayments and other...................................            200          4,220
                                                             -------------  -------------
                                                                   82,614         47,544
                                                             -------------  -------------
Deferred Charges:
  Regulatory assets (Note 2B):
   Deferred costs--Seabrook...............................        160,865        199,753
   Income taxes, net......................................         47,061         48,736
   Recoverable energy costs...............................          1,900          2,057
   Unamortized loss on reacquired debt....................         13,256         18,938
  Unamortized debt expense................................          2,982          3,702
                                                             -------------  -------------
                                                                  226,064        273,186
                                                             -------------  -------------
      Total Assets........................................   $    980,723   $  1,014,639
                                                             =============  =============




See accompanying notes to financial statements.






NORTH ATLANTIC ENERGY CORPORATION

BALANCE SHEETS

                                                              September 30,
                                                                  1998       December 31,
                                                              (Unaudited)        1997
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common stock--$1 par value. Authorized
   and outstanding 1,000 shares..........................    $          1   $          1
  Capital surplus, paid in................................        160,999        160,999
  Retained earnings.......................................         56,084         58,702
                                                             -------------  -------------
           Total common stockholder's equity..............        217,084        219,702
  Long-term debt..........................................        405,000        475,000
                                                             -------------  -------------
           Total capitalization...........................        622,084        694,702
                                                             -------------  -------------


Current Liabilities:
  Notes payable to affiliated company.....................           -             9,950
  Long-term debt--current portion.........................         70,000         20,000
  Accounts payable........................................         10,843          7,912
  Accounts payable to affiliated companies................            934          6,040
  Accrued interest........................................          9,198          3,025
  Accrued taxes...........................................            597           -
  Other...................................................            221          1,055
                                                             -------------  -------------
                                                                   91,793         47,982
                                                             -------------  -------------

Deferred Credits:
  Accumulated deferred income taxes.......................        218,891        216,701
  Deferred obligation to affiliated company...............         25,164         32,472
  Other...................................................         22,791         22,782
                                                             -------------  -------------
                                                                  266,846        271,955
                                                             -------------  -------------


Commitments and Contingencies (Note 7)



                                                             -------------  -------------
           Total Capitalization and Liabilities...........   $    980,723   $  1,014,639
                                                             =============  =============



See accompanying notes to financial statements.






NORTH ATLANTIC ENERGY CORPORATION
STATEMENTS OF INCOME
(Unaudited)

                                                      Three Months Ended     Nine Months Ended
                                                         September 30,         September 30,
                                                    --------------------- ---------------------
                                                       1998       1997       1998       1997
                                                    ---------- ---------- ---------- ----------
                                                              (Thousands of Dollars)

Operating Revenues................................. $  69,087  $  45,943  $ 206,883  $ 138,047
                                                    ---------- ---------- ---------- ----------
Operating Expenses:
  Operation --
     Fuel..........................................     3,580      4,984      9,942     10,509
     Other.........................................     9,118      9,145     26,887     27,879
  Maintenance......................................     3,158      5,029      9,980     18,685
  Depreciation.....................................     6,360      6,309     18,965     18,822
  Amortization of regulatory assets, net...........    21,366       -        64,098       -
  Federal and state income taxes...................     8,981      3,276     27,075      9,793
  Taxes other than income taxes....................     3,365      3,076      9,764      9,646
                                                    ---------- ---------- ---------- ----------
        Total operating expenses...................    55,928     31,819    166,711     95,334
                                                    ---------- ---------- ---------- ----------
Operating Income...................................    13,159     14,124     40,172     42,713
                                                    ---------- ---------- ---------- ----------

Other Income:
  Deferred Seabrook return--other funds............     1,620      1,812      5,244      5,365
  Other, net.......................................    (2,176)       (65)    (6,562)        71
  Income taxes.....................................     3,815      1,684     11,489      2,554
                                                    ---------- ---------- ---------- ----------
        Other income, net..........................     3,259      3,431     10,171      7,990
                                                    ---------- ---------- ---------- ----------
        Income before interest charges.............    16,418     17,555     50,343     50,703
                                                    ---------- ---------- ---------- ----------
Interest Charges:
  Interest on long-term debt.......................    12,321     12,449     37,760     37,852
  Other interest...................................      (145)       380       (318)       562
  Deferred Seabrook return--borrowed funds.........    (2,928)    (3,360)    (9,481)    (9,995)
                                                    ---------- ---------- ---------- ----------
        Interest charges, net......................     9,248      9,469     27,961     28,419
                                                    ---------- ---------- ---------- ----------

Net Income......................................... $   7,170  $   8,086  $  22,382  $  22,284
                                                    ========== ========== ========== ==========

See accompanying notes to financial statements.





NORTH ATLANTIC ENERGY CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                             -----------------------
                                                                 1998        1997
                                                             ----------- -----------
                                                              (Thousands of Dollars)

Operating Activities:
  Net Income................................................ $   22,382  $   22,284
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................     18,965      18,823
    Deferred income taxes and investment tax credits, net...      3,941      17,209
    Deferred nuclear plant return, net of amortization......     50,057     (15,360)
    Deferred obligation to affiliated company, net..........     (7,308)          -
    Other sources of cash...................................     33,733      14,799
    Other uses of cash......................................    (11,245)       (638)
  Changes in working capital:
    Receivables.............................................      2,041         860
    Materials and supplies..................................       (246)       (768)
    Accounts payable........................................     (2,175)    (14,725)
    Accrued taxes...........................................        597      (3,171)
    Other working capital (excludes cash)...................      3,561       7,393
                                                             ----------- -----------
Net cash flows from operating activities....................    114,303      46,706
                                                             ----------- -----------

Financing Activities:
  Net (decrease)/increase in short-term debt................     (9,950)     15,000
  Reacquisitions and retirements of long-term debt..........    (20,000)    (20,000)
  Cash dividends on common stock............................    (25,000)    (25,000)
                                                             ----------- -----------
Net cash flows used for financing activities................    (54,950)    (30,000)
                                                             ----------- -----------

Investment Activities:
  Investment in plant:
    Electric utility plant..................................     (5,069)     (7,409)
    Nuclear fuel............................................    (13,780)     (5,607)
                                                             ----------- -----------
  Net cash flows used for investments in plant..............    (18,849)    (13,016)
  NU System Money Pool......................................    (35,100)          -
  Investments in nuclear decommissioning trusts.............     (5,417)     (3,989)
                                                             ----------- -----------
Net cash flows used for investments.........................    (59,366)    (17,005)
                                                             ----------- -----------
Net Decrease In Cash For The Period.........................        (13)       (299)

Cash - beginning of period..................................         13         299
                                                             ----------- -----------
Cash - end of period........................................ $     -     $     -
                                                             =========== ===========


See accompanying notes to financial statements.






                            North Atlantic Energy Corporation

                     Management's Discussion and Analysis of Financial
                           Condition and Results of Operations


NAEC (the company) is a wholly-owned subsidiary of NU. This discussion should be read in conjunction with NU's MD&A in this Form 10-Q, the company's financial statements and footnotes in this Form 10-Q, the 1998 First and


RESULTS OF OPERATIONS

                                       Income Statement Variances
                                          Increase/(Decrease)
                                          Millions of Dollars


                                     Third            Nine
                                    Quarter  Percent  Months  Percent

Operating revenues                    $23      50%     $69       50%

Other operation                         -       -       (1)      (4)
Maintenance                            (2)    (37)      (9)     (47)
Amortization of
  regulatory assets, net               21      (a)      64       (a)
Federal and state income taxes          4      (a)       8       (a)
Other income, net                      (2)     (a)      (7)      (a)

Net earnings/(loss)                    (1)    (11)       -        -

(a) Percent greater than 100


Comparison of the Third Quarter of 1998 to the Third Quarter of 1997

NAEC's third quarter earnings were $7 million in 1998 compared to $8 million in 1997.

Operating revenues increased primarily due to amounts billed to PSNH for the amortization of the Seabrook deferred return which began in December 1997.

Amortization of regulatory assets, net increased in the third quarter of 1998 primarily due to the amortization of the Seabrook deferred return which began in December 1997.

Federal and state income taxes increased in the third quarter of 1998 primarily due in part to higher book taxable income.

Other, net income decreased in the third quarter of 1998 primarily due to the amortization of the Seabrook deferred charges associated with the taxes on the purchased return which began in December 1997.

Comparison of the First Nine Months of 1998 to the First Nine Months of 1997

Operating revenues increased primarily due to amounts billed to PSNH under the terms of the Power Contracts as a result of the amortization of the Seabrook deferred return which began in December 1997.

Other operation and maintenance expense decreased in 1998 primarily due to higher costs in 1997 relating to the Seabrook refueling outage.

Amortization of regulatory assets, net increased in 1998 primarily due to the amortization of the Seabrook deferred return which began in December 1997.

Federal and state income taxes increased in 1998 primarily in part due to higher book taxable income.

Other, net income decreased in 1998 primarily due to the amortization of the Seabrook deferred charges associated with the taxes on the purchased return which began in December 1997.

Liquidity and Capital Resources

Cash provided from operations increased by approximately $68 million in the first nine months of 1998, from 1997, as a result of the beginning of the amortization of the Seabrook deferred return in December 1997, which is billed through the Seabrook Power Contract to PSNH. Cash used for financing activities increased by approximately $25 million in the first nine months of 1998, from 1997, primarily due to the repayment of short-term debt. Cash used for investments increased by approximately $42 million in the first nine months of 1998, from 1997, primarily due to higher expenditures related to electric utility plant and nuclear fuel and investments made into the NU System Money Pool and nuclear decommissioning trusts.

See NU's MD&A in this Form 10-Q for further information on liquidity and capital resources.

Seabrook Performance

Seabrook operated at a capacity factor of 82.6 percent through September 1998, compared to 80.7 percent for the same period in 1997. The higher 1998 capacity factor is due primarily to a refueling outage in 1997.

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


                     NOTES TO FINANCIAL STATEMENTS (Unaudited)


1.   SECURITIES AND EXCHANGE COMMISSION INQUIRY AND RESTATEMENT
     (NU, CL&P, PSNH, WMECO)

     During the first quarter of 1998, the SEC advised NU, CL&P, PSNH and WMECO to reflect their nuclear compliance costs as incurred, rather than reserving for them. NU, CL&P, PSNH and WMECO and their independent auditors, Arthur Andersen LLP, believed the accounting they followed was required by, and was in accordance with, generally accepted accounting principles. NU, CL&P, PSNH and WMECO agreed to adjust their accounting as requested by the SEC beginning with the first quarter 1998 financial statements. NU, CL&P, PSNH and WMECO also restated their 1997 and 1996 financial statements and amended their 1997 and 1996 Form 10-Ks.

     For additional information regarding the SEC inquiry and restatement, see the Form 10-Q for the quarter ended March 31, 1998, the Form 8-K dated March 9, 1998 for NU and PSNH, the Form 8-K dated March 25, 1998 for CL&P and WMECO, and the 1997 Form 10-K.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.  Presentation (All Companies)

         The accompanying unaudited consolidated financial statements should be read in conjunction with the MD&A in this Form 10-Q, and the Amended Annual Reports of NU, CL&P, PSNH and WMECO and the Annual Report of NAEC, which were filed as part of the Form 10-K for the year ended December 31, 1997. The accompanying financial statements contain, in the opinion of management, all adjustments necessary to present fairly NU's, and each NU system company's, financial position as of September 30, 1998, the results of operations for the three-month and nine-month periods ended September 30, 1998 and 1997, and the statements of cash flows for the nine-month periods ended September 30, 1998 and 1997. All adjustments are of a normal, recurring nature except those described in Notes 8 and 9. The results of operations for the three-month and nine-month periods ended September 30, 1998 and 1997 are not indicative of the results expected for a full year.

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

     B.  Regulatory Accounting and Assets (All Companies)

         Regulatory Accounting: The accounting policies of CL&P, PSNH,
         WMECO and NAEC conform to generally accepted accounting principles applicable to rate-regulated enterprises and reflect the effects of the ratemaking process in accordance with Statement of Financial Accounting Standards (SFAS) 71, "Accounting for the Effects of Certain Types of Regulation." The restructuring of the electric utility industry is currently underway, or the focus of regulatory proceedings, in each state in which NU operates.

         CL&P, PSNH and WMECO each expect that their respective transmission and distribution business will continue to be rate regulated on a cost-of-service basis and, accordingly, these companies will each continue to apply SFAS 71 to this portion of their business. In a restructured electric utility environment, each system company's generation business will be deregulated and each company will discontinue the application of SFAS 71 to this portion of their business at the time deregulation occurs.

         Connecticut: Management believes that CL&P's use of regulatory accounting for its generation business remains appropriate pending final approval of CL&P's restructuring plan in 1999.

         New Hampshire: Restructuring the electric utility industry in New Hampshire is currently the focus of proceedings within the federal and state court systems. Management believes that PSNH's use of regulatory accounting for its generation business remains appropriate while this issue remains in litigation.

         Massachusetts: Electric utility industry restructuring in Massachusetts became effective March 1, 1998. On February 20, 1998, the DTE issued an order approving on an interim basis, in all material aspects, WMECO's restructuring plan filed on December 31, 1997. Modifications to WMECO's original restructuring plan were subsequently filed with the DTE in May 1998, June 1998 and September 1998. A final decision on WMECO's restructuring plan, including all modifications, is expected in the beginning of 1999. Management believes that WMECO's use of regulatory accounting for its generation business remains appropriate within this jurisdiction, pending a final decision on the modified restructuring plan by the DTE.

         Once the DTE completes its review of WMECO's modified restructuring plan and issues its final approval, WMECO will discontinue the application of SFAS 71 to the generation portion of its business.
         The restructuring legislation enacted by Massachusetts specifically provides for future deferrals and cost recovery of generation-related strandable assets as contemplated under the restructuring plan. WMECO is not expected to write off either its generation-related strandable investments or related regulatory assets. WMECO's generation-related regulatory assets had a book value of approximately $176 million at September 30, 1998.

         For further information on the NU system companies' regulatory environments and the potential impacts of restructuring, see the MD&A and Note 7A in this Form 10-Q.

         Millstone 1: For information on the closure of Millstone 1, see the MD&A and Notes 7B and 8 in this Form 10-Q.


3.   SHORT-TERM DEBT (NU, CL&P, PSNH, WMECO)

     NU, CL&P and WMECO are parties to a three-year revolving credit agreement. Their ability to make new, and maintain existing, borrowings under this financing arrangement is dependent on their satisfaction of contractual borrowing conditions. On September 11, 1998, these companies entered into a Second Amendment and Waiver, amending the interest coverage and common equity ratio covenants of this credit agreement to enable the companies to meet certain financial tests.

     For further information related to this matter, see the MD&A in this Form 10-Q.

     PSNH is party to a separate $75 million revolving credit agreement expiring in April 1999. At September 30, 1998, PSNH had $10 million outstanding under this financing arrangement, all of which may be securitized by first mortgage bonds and/or designated accounts receivable.

4.   CAPITALIZATION

     CL&P: On September 30, 1998, the interest rate on $15.4 million principal amount of pollution control revenue bond (PCRB), 1986 Series, due November 1, 2016, which was issued by the New Hampshire Business Finance Authority (BFA) on CL&P's behalf as a variable rate bond, was converted to a fixed rate of 5.90 percent per annum.

     Similarly, on October 1, 1998, the interest rate on $10.0 million principal amount PCRB 1988 Series, due August 1, 2018, and the interest rate on $21.0 million principal amount PCRB, 1992 A Series, due December 1, 2022, which were issued by the BFA on CL&P's behalf as variable rate bonds, were converted to fixed rates of 5.90 percent and 5.85 percent per annum, respectively.

     On the same date, the interest rate on $245.5 million principal amount PCRB 1993 A Series and the interest rate on $70.0 million principal amount PCRB 1993 B Series, both due September 1, 2028 and which were issued by the Connecticut Development Authority (CDA) on CL&P's behalf as variable rate bonds, were converted to a fixed rate of 5.85 percent and 5.95 percent per annum, respectively.

     WMECO: On October 1, 1998, the interest rate on $53.8 million principal amount PCRB, 1993 A Series, due September 1, 2028 which was issued by the CDA on WMECO's behalf as a variable rate bond, was converted to a fixed rate of 5.85 percent per annum.

5.   INTEREST RATE AND FUEL PRICE RISK MANAGEMENT (NU, CL&P, NAEC)

     Fuel Price Risk Management: As of September 30, 1998, CL&P had outstanding derivative instruments used for fuel-price risk management with a total notional value of approximately $348 million and a negative mark-to-market position of approximately $21 million.

     The terms of CL&P's fuel-price risk management agreements require CL&P to post cash collateral with its counterparties in the event of negative mark-to-market positions and lowered credit ratings. The amount of collateral is to be returned to CL&P when the mark-to-market position becomes positive, when CL&P meets specified credit ratings or when an agreement ends and all open positions are properly settled. At September 30, 1998, cash collateral in the amount of approximately $24.7 million was posted under these terms.

     Interest Rate Risk Management: As of September 30, 1998, NAEC had outstanding derivative instruments used for interest-rate risk management with a total notional value of approximately $200 million and a negative mark-to-market position of approximately $3.2 million.

     Credit Risk: These fuel-price and interest-rate risk management agreements have been made with various financial institutions, each of which is rated "A3" or better by Moody's rating agency. Each respective company is exposed to credit risk on their respective risk management instruments if the counterparties fail to perform their obligations. However, management anticipates that the counterparties will be able to fully satisfy their obligations under the agreements.

     For further information on fuel-price and interest-rate risk management instruments, see the MD&A in this Form 10-Q.

6.   SALE OF ACCOUNTS RECEIVABLE AND ACCRUED UTILITY REVENUES (CL&P, WMECO)

     CL&P and WMECO have each established a special purpose, wholly owned subsidiary, CL&P Receivables Corporation (CRC) and WMECO Receivables Corporation (WRC), respectively, whose business consists of the purchase and resale of eligible customer receivables and accrued utility revenues (receivables). At September 30, 1998, approximately $145 million and $20 million of receivables had been sold to third party purchasers by CL&P and WMECO, respectively, through CRC and WRC.

     For CRC's and WRC's respective sales agreements with the third party purchasers, the receivables were sold with limited recourse. Both CRC's and WRC's respective sales agreements provide for a formula based loss reserve in which additional receivables may be assigned to the third party purchasers for costs such as bad debt. The third party purchasers absorb the excess amount in the event that actual loss experience exceeds the loss reserve. At September 30, 1998, approximately $15.5 million and $3.1 million of assets had been designated as collateral by CRC and WRC, respectively. These amounts represent the formula-based amount of credit exposure at September 30, 1998. Historical losses for bad debt for both CL&P and WMECO have been substantially less.

     For further information on the NU system companies' sale of receivables, see the MD&A in this Form 10-Q.


7.   COMMITMENTS AND CONTINGENCIES (All Companies)

     A.  Restructuring and Rate Matters (All Companies)

         Connecticut: During April 1998, the utility restructuring bill was signed into law by the governor of the State of Connecticut. The legislation provides for electric utilities, including CL&P, to recover strandable costs when certain conditions are met.

         In accordance with the requirements of the legislation, on October 1, 1998, CL&P filed its plans with the DPUC to sell its non-nuclear generating assets and purchased-power contracts with nonutility generators through public auction. In this filing, CL&P also requested the DPUC's approval to consolidate and transfer its ownership interests in Millstone Units 2 and 3 and Seabrook to a corporate affiliate, subject to prior federal regulatory approvals, which would assume CL&P's responsibilities related to the plants for the period prior to offering them for sale. Under the legislation, the offer for sale is required to occur by January 1, 2004.

         In the plans filed, after the auction CL&P will become solely an electric transmission and distribution company which will continue to provide transmission and distribution services.

         For further information regarding this and other matters related to the utility restructuring environment in Connecticut, see Note 2B and the MD&A in this Form 10-Q.

         For information on the June 1, 1998 Connecticut rate filings, refer to the MD&A in this Form 10-Q.

         New Hampshire: Restructuring the electric utility industry in New Hampshire is currently the focus of proceedings within the federal and state court systems. PSNH and lawyers for the state have both asked a federal judge to delay the federal trial. Assuming the appeal is resolved favorably to PSNH, it is expected that the trial will not begin until the first quarter of 1999.

         For information regarding electric utility restructuring and rate matters in the New Hampshire jurisdiction, see the MD&A in this Form 10-Q.

         Massachusetts: The DTE is currently reviewing WMECO's restructuring plan as filed in December 1997 and as modified in May 1998, June 1998 and September 1998. A final decision from the DTE is expected in 1999.

         For information on electric utility restructuring and rate matters in Massachusetts, see Note 2B and the MD&A in this Form 10-Q.



     B.  Nuclear Performance (All Companies)

         Millstone: Millstone 1 has been out of service since November 4, 1995, and in July 1998, NU decided to cease restart activities and permanently decommission the plant. Millstone 1 has been removed from the NRC's watch list. Millstone 2 has been out of service since February 21, 1996, and is currently on the NRC's watch list as a Category 3 facility. Millstone 3 had been out of service since March 30, 1996, before NNECO received permission from the NRC to restart the plant in June 1998. Millstone 3 is on the NRC's watch list as a Category 2 facility.

         For further information regarding the decision to permanently decommission Millstone 1, see Note 8 and the MD&A in this Form 10-Q.

         Management has stated that NU expects Millstone 2 to be ready to restart in March 1999. This timetable will require those involved in restart activities at the plant to complete the design and licensing bases reviews, and any resulting corrective actions, in a timely manner. Management cannot be certain as to when the NRC will permit Millstone 2 to return to service and cannot estimate the remaining replacement power costs CL&P and WMECO will ultimately incur. Replacement energy and capacity costs for Millstone 2 are projected to cost CL&P and WMECO approximately $11 million and $3 million per month, respectively.

         Replacement power costs incurred by NU attributable to the Millstone outages at all three plants were approximately $221 million for the nine months ended September 30, 1998. CL&P's and WMECO's share of those costs for the same period were approximately $189 million and $31 million, respectively.

         For information regarding Millstone rate issues, see the MD&A in this Form 10-Q.

         For information regarding Millstone-related litigation matters, see
         Part II of this Form 10-Q.

     C.  Environmental Matters (All Companies)

         At September 30, 1998, the NU system's net liability for its estimated remediation costs, excluding recoveries from insurance companies and other third parties, was approximately $19 million, which management has determined to be the most probable amount within a range of $19 million to $32 million.

         These amounts by operating company are as follows (in millions):

                            Net Liability         Range

         CL&P                   $6.6          $6.6 to $16.5
         PSNH                   $6.9          $6.9 to  $7.4
         WMECO                  $1.9          $1.9 to  $3.1
         HWP                    $3.7          $3.7 to  $5.1



         The NU system companies have received proceeds from several insurance carriers for the settlement with certain insurance companies of all past, present and future environmental matters. As a result of these settlements, the NU system companies will retain the risk loss, in part, for some environmental remediation costs.

     D.  Nuclear Insurance Contingencies (All Companies)

         Insurance has been purchased to cover the primary cost of repair, replacement or decontamination of utility property resulting from insured occurrences. The NU system is subject to retroactive assessments if losses exceed the accumulated funds available to the insurer. Due to the closure of CY and Millstone 1 and a general trend of decreasing nuclear insurance premiums, the maximum potential assessment against the NU system with respect to losses arising during the current policy year has decreased to approximately $13.6 million under the primary property insurance program.

         Insurance has been purchased to cover certain extra costs incurred in obtaining replacement power during prolonged accidental outages and the excess cost of repair, replacement or decontamination or premature decommissioning of utility property resulting from insured occurrences. These costs have decreased due to the closure of CY and Millstone 1, as well as the restart of Millstone 3. The NU system is subject to retroactive assessments if losses exceed the accumulated funds available to the insurer. The maximum potential assessments against the NU system with respect to losses arising during current policy years have decreased to approximately $6.9 million under the replacement power policies and $21.3 million under the excess property damage, decontamination and decommissioning policies. The cost of a nuclear incident could exceed available insurance proceeds.

     E.  Construction Program (All Companies)

         For information regarding the NU system's construction program, see the NU 1997 Form 10-K.

     F.  Long-Term Contractual Arrangements (NU, CL&P, PSNH, WMECO)

         CYAPC: The NU system companies have a 49 percent ownership interest in CYAPC which owns the Connecticut Yankee nuclear generating facility
         (CY). On December 4, 1996, the board of directors of CYAPC voted unanimously to cease permanently the production of power at the plant. In late December 1996, CYAPC filed necessary amendments to its power contracts with the FERC to clarify obligations of its purchasing utilities, including CL&P, PSNH and WMECO (collectively, the NU
         Owners).   At September 30, 1998, the NU system's share of the CY
         unrecovered contractual obligation, which has been recorded as a regulatory asset and corresponding liability, was approximately
         $275.8 million.

         On August 31, 1998, the FERC Administrative Law Judge (ALJ) released an initial decision regarding the December 1996 filing. The decision contained provisions which would allow for the recovery, through rates, of the balance of the NU system companies' net unamortized investment in CY, which was approximately $50.9 million as of September 30, 1998. The decision also called for the disallowance of the recovery of a portion of the return on the CY investment. The ALJ's decision also stated that decommissioning collections should continue to be based on the previously approved estimate of $309.1 million (in 1992 dollars), with an inflation adjustment of 3.8 percent per year, until a new, more reliable estimate has been prepared and tested.

         During October 1998, both CYAPC and the NU Owners filed briefs on exceptions to the ALJ decision. If the initial ALJ decision is upheld, CYAPC could be required to write off a portion of the regulatory asset associated with the plant closing.

         If upheld, CYAPC's management has estimated the effect of the ALJ decision to be approximately $36.6 million, of which the NU Owners' share would be approximately $18.0 million. NU management cannot predict the outcome of the hearing at this time, however, NU will continue to support CYAPC's efforts to contest this initial decision.

8.   MILLSTONE 1

     A.  Nuclear Decommissioning (NU, CL&P, WMECO)

         CL&P and WMECO have ownership interests of 81 percent and 19 percent, respectively, in Millstone 1. Based on a continued unit operation study filed with the DPUC in 1998, CL&P and WMECO decided to cease restart activities at Millstone 1 and instead prepare for final decommissioning. CL&P, WMECO and NNECO will undertake a number of regulatory filings intended to implement the decommissioning and recovery of the remaining assets of Millstone 1. Both CL&P and WMECO are seeking recovery of the remaining assets of Millstone 1 as part of their restructuring regulatory proceedings.

         At September 30, 1998, CL&P and WMECO had net unrecovered plant and related assets for Millstone 1 of approximately $313.2 million ($252.2 million and $61.0 million, respectively) and unrecovered decommissioning obligation of approximately $375.7 million ($306.2 million and $69.5 million, respectively). Approximately $675.6 million of the total unrecovered costs are expected to be recovered from retail customers ($545.1 million for CL&P and $130.5 million for WMECO). Costs which are not expected to be recovered have been written off (see Note 8B). Included in the net unrecovered plant and related assets are net plant of approximately $235.8 million, fuel of approximately $62.3 million and materials and supplies of approximately $15.1 million.

         The total estimated decommissioning costs, which have been updated to reflect the early shutdown of the unit, are approximately $642.1 million in mid-1997 dollars ($520.1 million for CL&P and $122.0 million for WMECO). CL&P and WMECO use external trusts to fund the estimated decommissioning costs of Millstone 1. At September 30, 1998, the fair market value of the balance in the trusts was approximately $246.5 million ($194.0 million for CL&P and $52.5 million for WMECO). In addition, CL&P had previously established a decommissioning reserve on its books which represents amounts which have been collected by CL&P but not funded to the external decommissioning trust, and will also be used to fund the total estimated decommissioning obligation of Millstone 1. At September 30, 1998, the balance of this account was approximately $19.8 million.

         Both CL&P and WMECO are seeking recovery of decommissioning related costs as part of their restructuring regulatory proceedings. Based upon the restructuring law in Connecticut and Massachusetts, management believes it is probable that CL&P and WMECO will each be allowed to recover from customers the estimated remaining costs associated with Millstone 1 which have been recorded on their balance sheets as a deferred asset, including decommissioning, unrecovered plant and related assets, and other expenditures. Each company has recorded associated liabilities on their balance sheets for the total estimated obligation to decommission the plant.

     B.  Millstone 1 - Unrecoverable Costs (NU, CL&P)

         During the third quarter, CL&P wrote off approximately $25 million related to a 4.3131 percent entitlement in CL&P's share of Millstone 1, formerly held by the Connecticut Municipal Electric Energy Cooperative (CMEEC). Due to the decision to permanently shut down the plant and the termination of the CMEEC contract, the cash flows from the contract will no longer be available to offset the remaining costs associated with Millstone 1 that related to this entitlement.

         For more information on the Millstone 1 closure, see the MD&A and
         Note 7B in this Form 10-Q.

9.   MODE 1 COMMUNICATIONS, INC. (NU)

     Mode 1 Communications, Inc. is a wholly owned subsidiary of NU. In July 1998, Mode 1's equity investments, FiveCom LLC and NECOM LLC, reorganized along with other related companies to form a new company, NorthEast Optic Network, Inc. (NEON). Mode 1's ownership interest of 40.78 percent in the new company was equal to its combined ownership interest in FiveCom LLC and NECOM LLC.

     In August 1998, NEON issued 4,000,000 new common shares on the open market in an initial public offering (IPO). NEON's IPO had the effect of decreasing Mode 1's ownership interest from 40.78 percent to 30.74 percent. The shares were issued at an amount greater than Mode 1's investment, resulting in a gain to Mode 1 of $13.7 million.

     In conjunction with the IPO, Mode 1 sold 217,977 NEON shares, resulting in a gain of $1.7 million and further reducing its ownership interest to
     29.4 percent of the outstanding common shares.




                            PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

1. (NU, CL&P) On October 14, 1998, the plaintiffs withdrew the lawsuit pending in Connecticut Superior Court alleging physical and emotional damages from exposure to "electromagnetic radiation" (EMF) in which NU and CL&P were defendants, thus ending all litigation against NU and CL&P relating to EMF.

     For more information regarding this matter, see "Item 3 - Legal Proceedings" in NU's 1997 Annual Report on Form 10-K.

2. (NU, CL&P) In the Fall of 1997, CL&P was sued in bankruptcy court for the Southern District of Texas - Houston Division by Triple C Power, Inc., the successor of the bankrupt Texas-Ohio Power, Inc. (TOP). This lawsuit stemmed from a CL&P request for declaratory rulings from the DPUC concerning a proposed retail sale of electricity by TOP, in which request CL&P ultimately prevailed. On September 3, 1998, the bankruptcy court granted a Joint Motion to Dismiss filed by the parties to this lawsuit. This matter is now resolved.

     For additional information regarding this matter, see "Item 3 - Legal Proceedings" in NU's 1997 Annual Report on Form 10-K.

3. (NU, CL&P, PSNH, WMECO) On October 5, 1998, the Connecticut Superior Court approved a settlement which resolves a civil lawsuit which had been filed by the Connecticut Attorney General in November 1997 on behalf of the Connecticut Department of Environmental Protection (CDEP) against NNECO and NUSCO for violations of the Millstone Station water permit and Connecticut water discharge regulations. The settlement requires NNECO to pay a $700,000 civil penalty and expend $500,000 to fund three supplemental environmental projects. NNECO is also required to perform and have third-party review of two environmental audits of its water compliance program and to inform the CDEP of major changes to its environmental management system.

     For more information regarding this matter, see "Item 3 - Legal Proceedings" in NU's 1997 Annual Report on Form 10-K.

4. (NU, CL&P, PSNH, WMECO) On October 2, 1998, the Company was informed that the U.S. Attorney's Office for the District of Connecticut, which had been reviewing a matter relating to full core off-load procedures and related matters at Millstone referred to it by the Nuclear Regulatory Commission's (NRC) Office of Investigation declined prosecution of this matter. In addition, in July 1998, the Company was informed that the U.S. Attorney's Office had declined prosecution of issues arising from the 1996 nuclear workforce reduction.

     For more information regarding this matter, see "Item 3 - Legal Proceedings" in NU's 1997 Annual Report on Form 10-K.

5. (NU, CL&P, PSNH, WMECO) On June 1, 1998, the NRC Director of the Office of Nuclear Reactor Regulation issued a decision which denied in its entirety a Section 2.206 petition filed by the Citizens Regulatory Commission in February 1998 which requested that the NRC revoke the operating licenses of the Millstone units as a result of NNECO's harassment and intimidation of the nuclear workforce for raising safety issues.

     For more information regarding this matter, see "Item 3 - Legal Proceedings" in NU's 1997 Annual Report on Form 10-K.


ITEM 5.  OTHER INFORMATION

1. (NU, PSNH) On October 6, 1998, FERC issued a final decision rejecting a PSNH request for clarification and rehearing of FERC's May 29, 1998 order responding to a PSNH complaint that The New Hampshire Electric Cooperative, Inc. (NHEC) was attempting to avoid wholesale requirements purchase obligations it has to PSNH under an Amended Partial Requirements Agreement
     (APRA) by soliciting bids from qualifying facilities (QFs). FERC had ruled in May that NHEC's purchase obligations under the APRA expressly allow it to purchase QF power and that the price for such purchases may be determined by negotiation between NHEC and the individual QF. Additionally, the decision ordered PSNH to refund to NHEC any overcollections with interest. Refunds for July to September of 1998 amounted to approximately $170,000. The financial impact of this decision in the future will vary depending upon the level of purchases from the QFs made by NHEC. In 1997, PSNH had sales of approximately $47 million to NHEC.

     In a separate proceeding, on October 26, 1998, a FERC Administrative Law Judge issued his interim decision concerning a dispute between PSNH and NHEC over the requirements of the APRA after the initiation of competition within NHEC's service territory. The ALJ held that the APRA requires NHEC to pay PSNH for all capacity metered at the delivery points, but that NHEC is not required to pay PSNH for energy purchased by its members from competitive sources. In addition, he ruled that there was no need to amend the billing provisions of the APRA. A final FERC decision will be issued by late February 1999.

     For additional information, see "Item 1 - Business - Competition and Marketing - Wholesale Marketing" in NU's 1995 Annual Report on Form 10-K and "Item 5 - Other Information" in NU's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Listing of Exhibits

     Exhibit No.     Description

         15          Letter regarding unaudited financial information
         27.1        NU Financial Data Schedule
         27.2        CL&P Financial Data Schedule
         27.3        PSNH Financial Data Schedule
         27.4        WMECO Financial Data Schedule
         27.5        NAEC Financial Data Schedule



(b)  Reports on Form 8-K:

     NU, CL&P, and WMECO filed Form 8-Ks dated September 10, 1998 disclosing:


         Testimony was presented to the DPUC regarding the recovery schedule for Millstone 2 is in process and it indicates a Millstone 2 restart in March 1999.

         CL&P and WMECO renegotiated key financial covenants in their revolving credit agreement.




                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                 NORTHEAST UTILITIES
                                                      Registrant



Date:  November 9, 1998                   By /s/ John H. Forsgren
                                                 John H. Forsgren
                                                 Executive Vice President
                                                 and Chief Financial Officer



Date:  November 9, 1998                   By /s/ John J. Roman
                                                 John J. Roman
                                                 Vice President and Controller




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                      THE CONNECTICUT LIGHT AND POWER COMPANY
                                                     Registrant




Date:  November 9, 1998                   By /s/ John H. Forsgren
                                                 John H. Forsgren
                                                 Executive Vice President,
                                                 Chief Financial Officer and
                                                 Director




Date:  November 9, 1998                   By /s/ John J. Roman
                                                 John J. Roman
                                                 Vice President and Controller





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                      PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
                                                     Registrant



Date:  November 9, 1998                   By /s/ John H. Forsgren
                                                 John H. Forsgren
                                                 Executive Vice President,
                                                 Chief Financial Officer and
                                                 Director



Date:  November 9, 1998                   By /s/ John J. Roman
                                                 John J. Roman
                                                 Vice President and Controller




                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                      WESTERN MASSACHUSETTS ELECTRIC COMPANY
                                                     Registrant




Date:  November 9, 1998                   By /s/ John H. Forsgren
                                                 John H. Forsgren
                                                 Executive Vice President,
                                                 Chief Financial Officer and
                                                 Director



Date:  November 9, 1998                   By /s/ John J. Roman
                                                 John J. Roman
                                                 Vice President and Controller



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                      NORTH ATLANTIC ENERGY CORPORATION
                                                  Registrant




Date:  November 9, 1998                   By /s/ John H. Forsgren
                                                 John H. Forsgren
                                                 Executive Vice President and
                                                 Chief Financial Officer and
                                                 Director





Date:  November 9, 1998                   By /s/ John J. Roman
                                                 John J. Roman
                                                 Vice President and Controller


                                                                  Exhibit 15






November 9, 1998


To Northeast Utilities:


We are aware that Northeast Utilities has incorporated by reference in its Registration Statements No. 33-34622, No. 33-40156, No. 33-44814, No. 33-
63023, No. 33-55279, No. 33-56537, No. 333-52413, and No. 333-52415, its Form
10-Q for the quarter ended September 30, 1998, which includes our report dated November 9, 1998 covering the unaudited interim financial information contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.




                                                        Very truly yours,



                                                    /s/ Arthur Andersen LLP
                                                        Arthur Andersen LLP