Form 10-K
period 1998-12-31
NORTHEAST UTILITIES SYSTEM; CONNECTICUT LIGHT & POWER CO; WESTERN MASSACHUSETTS ELECTRIC CO; PUBLIC SERVICE CO OF NEW HAMPSHIRE; NORTH ATLANTIC ENERGY CORP /NH
filed 1999-03-23
CIK 72741, 23426, 106170, 315256, 880416

FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549-1004

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the fiscal year ended December 31, 1998

                                   OR

      [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Northeast Utilities    Common Shares,             New York Stock Exchange, Inc.
                         $5.00 par value

The Connecticut Light  9.3% Cumulative Monthly    New York Stock Exchange, Inc.
  and Power Company      Income Preferred
                         Securities Series A (1)

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


Public Service Company  Preferred Stock, par value $25.00 per share, issuable
  of New Hampshire      in series, of which the following series is outstanding:

                          10.60%  Series A of 1991


Western Massachusetts   Preferred Stock, par value $100.00 per share, issuable
  Electric Company      in series, of which the following series is outstanding:

                          7.72%   Series B of 1971

                        Class A Preferred Stock, par value $25.00 per share, issuable in series, of which the following series is outstanding:

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

                        Yes  X             No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Northeast Utilities' Common Share, $5.00 Par Value, held by nonaffiliates, was $2,056,807,290 based on a closing sales price of $15.00 per share for the 137,120,486 common shares outstanding on February 26, 1999. Northeast Utilities holds all of the 12,222,930 shares, 1,000 shares, 1,072,471 shares and 1,000 shares of the outstanding common stock of The Connecticut Light and Power Company, Public Service Company of New Hampshire, Western Massachusetts Electric Company, and North Atlantic Energy Corporation, respectively.

Documents Incorporated by Reference:


                                                    Part of Form 10-K
                                                   into Which Document
                   Description                       is Incorporated

Portions of Annual Reports to Shareholders of the following companies for the year ended
December 31, 1998:

     Northeast Utilities                                Part II
     The Connecticut Light and Power Company            Part II
     Public Service Company of New Hampshire            Part II
     Western Massachusetts Electric Company             Part II
     North Atlantic Energy Corporation                  Part II

Portions of the Northeast Utilities Proxy
Statement dated March 31, 1999                          Part III



                           GLOSSARY OF TERMS


     The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report:


COMPANIES

NU...............................  Northeast Utilities
CL&P.............................  The Connecticut Light and Power Company
Charter Oak or COE...............  Charter Oak Energy, Inc.
WMECO............................  Western Massachusetts Electric Company
HWP..............................  Holyoke Water Power Company
NUSCO or the Service Company.....  Northeast Utilities Service Company
NNECO............................  Northeast Nuclear Energy Company
NAEC.............................  North Atlantic Energy Corporation
NAESCO or North Atlantic.........  North Atlantic Energy Service Corporation
PSNH.............................  Public Service Company of New Hampshire
RRR..............................  The Rocky River Realty Company
Select Energy....................  Select Energy, Inc.
Mode 1...........................  Mode 1 Communications, Inc.
HEC..............................  HEC Inc.
Quinnehtuk.......................  The Quinnehtuk Company
the System.......................  The Northeast Utilities System
CYAPC............................  Connecticut Yankee Atomic Power Company
MYAPC............................  Maine Yankee Atomic Power Company
VYNPC............................  Vermont Yankee Nuclear Power Corporation
YAEC.............................  Yankee Atomic Electric Company
the Yankee Companies.............  CYAPC, MYAPC, VYNPC and YAEC

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

REGULATORS

DOE..............................  U.S. Department of Energy
DTE..............................  Massachusetts Department of
                                   Telecommunications and Energy
DPUC.............................  Connecticut Department of Public Utility
                                   Control
MDEP.............................  Massachusetts Department of Environmental
                                   Protection


GLOSSARY OF TERMS


REGULATORS (Continued)

CDEP.............................  Connecticut Department of Environmental
                                   Protection
EPA..............................  U.S. Environmental Protection Agency
FERC.............................  Federal Energy Regulatory Commission
NHDES............................  New Hampshire Department of Environmental
                                   Services
NHPUC............................  New Hampshire Public Utilities Commission
NRC..............................  Nuclear Regulatory Commission
SEC..............................  Securities and Exchange Commission

OTHER

1935 Act.........................  Public Utility Holding Company Act of 1935
CAAA.............................  Clean Air Act Amendments of 1990
DSM..............................  Demand-Side Management
Energy Act.......................  Energy Policy Act of 1992
EWG..............................  Exempt wholesale generator
EAC..............................  Energy Adjustment Clause (CL&P)
FAC..............................  Fuel Adjustment Clause (CL&P)
FPPAC............................  Fuel and purchased power adjustment clause (PSNH)
FUCO.............................  Foreign utility company
GUAC.............................  Generation Utilization Adjustment Clause
                                   (CL&P)
IRM..............................  Integrated resource management
kWh..............................  Kilowatt-hour
MW...............................  Megawatt
NBFT.............................  Niantic Bay Fuel Trust, lessor of nuclear fuel used by CL&P and WMECO
NEPOOL...........................  New England Power Pool
NUGs.............................  Nonutility generators
NUG&T............................  Northeast Utilities Generation and
                                   Transmission Agreement
QF...............................  Qualifying facility




                          NORTHEAST UTILITIES
                THE CONNECTICUT LIGHT AND POWER COMPANY
                PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
                 WESTERN MASSACHUSETTS ELECTRIC COMPANY
                   NORTH ATLANTIC ENERGY CORPORATION

                      1998 Form 10-K Annual Report
                          Table of Contents

                               PART I
                                                                   Page

Item 1.  Business...............................................     1

         The Northeast Utilities System.........................     1

         Safe Harbor Statement..................................     2

         Electric Industry Restructuring........................     3

              General...........................................     3
              Connecticut Restructuring.........................     4
              Massachusetts Restructuring.......................     5
              New Hampshire Restructuring.......................     6


         Rates..................................................     7

              Connecticut Retail Rates..........................     7
              New Hampshire Retail Rates........................     8
              Massachusetts Retail Rates........................    10

         Competitive System Businesses..........................    11

              Energy-Related Products and Services..............    11
              Energy Management Services........................    11
              Telecommunications................................    11


         Financing Program......................................    12

              1998 Financings...................................    12
              1999 Financing Requirements.......................    13
              1999 Financing Plans..............................    14
              Financing Limitations.............................    14

         Construction Program...................................    18

         Electric Operations....................................    20

              Distribution and Sales............................    20
              Regional and System Coordination..................    21
              Transmission Access and FERC Regulatory Changes...    21




         Nuclear Generation.....................................    22

              General...........................................    22
              Nuclear Plant Performance and Regulatory Oversight    24
              Nuclear Insurance.................................    25
              Nuclear Fuel......................................    25
              Decommissioning...................................    27

         Other Regulatory and Environmental Matters.............    31

              Environmental Regulation..........................    31
              Electric and Magnetic Fields......................    34
              FERC Hydro Project Licensing......................    35

         Employees..............................................    36

         Year 2000..............................................    36

Item 2.  Properties.............................................    37

Item 3.  Legal Proceedings......................................    42

Item 4.  Submission of Matters to a Vote of Security Holders....    47


                                 PART II

Item 5.  Market for Registrants' Common Equity and Related
         Shareholder Matters....................................    47

Item 6.  Selected Financial Data................................    47

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations....................    48

Item 7A. Quantitative and Qualitative Disclosures About
         Market Risk............................................    48

Item 8.  Financial Statements and Supplementary Data............    49

Item 9.  Changes in Disagreements with Accountants on
         Accounting and Financial Disclosure....................    49


                                 PART III

Item 10. Directors and Executive Officers of the Registrants....    50

Item 11. Executive Compensation.................................    54

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.............................................    66

Item 13. Certain Relationships and Related Transactions.........    69


                                 PART IV

Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K....................................     7




                           NORTHEAST UTILITIES
                 THE CONNECTICUT LIGHT AND POWER COMPANY
                 PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
                  WESTERN MASSACHUSETTS ELECTRIC COMPANY
                     NORTH ATLANTIC ENERGY CORPORATION


                                 PART I

ITEM 1. BUSINESS

                      THE NORTHEAST UTILITIES SYSTEM

     Northeast Utilities (NU) is the parent of a number of companies comprising the Northeast Utilities system (the System) and is not itself an operating company. The System has traditionally furnished franchised retail electric service in Connecticut, New Hampshire and western Massachusetts through three of NU's wholly owned subsidiaries (The Connecticut Light and Power Company [CL&P], Public Service Company of New Hampshire [PSNH] and Western Massachusetts Electric Company [WMECO]) and has additionally furnished retail electric service to a limited number of customers through another wholly owned subsidiary, Holyoke Water Power Company [HWP]. In addition to their retail electric service, CL&P, PSNH, WMECO and HWP (including its wholly owned subsidiary, Holyoke Power and Electric Company) together furnish wholesale electric service to various municipalities and other utilities and participate in limited retail access programs, providing off-system retail service. The System serves in excess of 30 percent of New England's electric needs is and one of the 24 largest electric utility systems in the country as measured by revenues.

     As of January 4, 1999, NU added three new corporations to the System:
NU Enterprises, Inc. (NUEI), Northeast Generation Company (NGC) and Northeast Generation Services Company (NGS). NUEI, a direct subsidiary of NU, will act as the new holding company for the System's unregulated businesses. NGC, a subsidiary of NUEI, will acquire and manage generating facilities. NGS, another subsidiary of NUEI, will provide services to the electric generation market as well as to large commercial and industrial customers in the Northeast. Also, as of January 4, 1999, NU transferred three subsidiaries, Select Energy, Inc. (Select Energy), HEC Inc. (HEC) and Mode 1 Communications, Inc. (Mode 1) to NUEI. These companies engage, either directly or indirectly through subsidiaries, in a variety of energy-related and telecommunications activities, as applicable. For information regarding the energy-related activities of these subsidiaries, see "Competitive System Businesses."

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

     The System is regulated in virtually all aspects of its business by various federal and state agencies, including the Securities and Exchange Commission (SEC), the Federal Energy Regulatory Commission (FERC), the Nuclear Regulatory Commission (NRC) and various state and/or local regulatory authorities with jurisdiction over the industry and the service areas in which each company operates, including the Connecticut Department of Public Utility Control (DPUC), the New Hampshire Public Utilities Commission (NHPUC) and the Massachusetts Department of Telecommunications and Energy (DTE). In recent years, there has been significant activity at both the legislative and regulatory levels, particularly in New England, to change the nature of regulation of the industry. For more information regarding these restructuring initiatives, see "Electric Utility Restructuring," "Rates," and "Electric Operations."

    SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
                                   ACT OF 1995

     In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), NU and its reporting subsidiaries are hereby filing cautionary statements identifying important factors that could cause NU or its subsidiaries' actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of NU or its subsidiaries in this combined Form 10-K, in any subsequent filings with the SEC, in presentations, in response to questions or otherwise. Any statements that express or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, outlook) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause NU or its subsidiaries' actual results to differ materially from those contained in forward-looking statements of NU or its subsidiaries made by or on behalf of NU or its subsidiaries.

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

     Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include prevailing governmental policies and regulatory actions, including those of the SEC, the NRC, the FERC and state regulatory agencies, with respect to allowed rates of return, industry and rate structure, operation of nuclear power facilities, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased-power costs, stranded costs, decommissioning costs and present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs).

     The business and profitability of NU and its subsidiaries are also influenced by economic and geographic factors including political and economic risks, changes with environmental and safety laws and policies, weather conditions (including natural disasters), population growth rates and demographic patterns, competition for retail and wholesale customers, pricing and transportation of commodities, market demand for energy from plants or facilities, changes in tax rates or policies or in rates of inflation, changes in project costs, unanticipated changes in certain expenses and capital expenditures, capital market conditions, competition for new energy development opportunities, and legal and administrative proceedings (whether, civil or criminal) and settlements.

     All such factors are difficult to predict, contain uncertainties which may materially affect actual results and are beyond the control of NU or its subsidiaries.


                          ELECTRIC INDUSTRY RESTRUCTURING

     GENERAL

     Competition in the energy industry continues to grow as a result of legislative and regulatory action, technological advances, relatively high electric rates in certain regions of the country, including New England, and the increased availability of natural gas. These competitive pressures are particularly strong in New England, where legislatures and regulatory agencies in these states have been at the forefront of restructuring of the electric industry. Changes in this industry are expected to place downward pressure on prices and to increase customer choice through competition.

     Restructuring initiatives in the System companies' service territories have created uncertainty with respect to future rates and the recovery of "stranded costs." Stranded costs are expenditures incurred, or commitments for future expenditures made, on behalf of customers with the expectation such expenditures would continue to be recoverable in the future through rates. However, under certain circumstances these costs might not be recoverable from customers in a fully competitive electric utility industry (i.e., the costs may result in above-market energy prices). The System is particularly vulnerable to stranded costs because of (i) the System's relatively high investment in nuclear generating capacity, which has a high cost to build and maintain, (ii) significant regulatory assets, which are those costs that have been deferred by state regulators for future collection from customers, and (iii) state and federal government mandated purchased-power contracts priced above market.

     As of December 31, 1998, the System operating companies' net investment in nuclear generating capacity, excluding its investment in certain regional nuclear companies, was approximately $2.9 billion ($ 1.9 billion for CL&P, $83 million for PSNH, $591 million for NAEC and $365 million for WMECO) and its regulatory assets were approximately $2.3 billion ($1.4 billion for CL&P, $610.2 million for PSNH, and $322.4 million for WMECO). In addition, based on current market prices, the System companies have above-market purchase power obligations, the combined net present value of which is in excess of a billion dollars. The bulk of these purchase power obligations are held by CL&P and PSNH.

     The System's financial strength and resulting ability to compete in a restructured environment will be negatively affected if the System companies are unable to recover their past investments and commitments. Even if the NU System companies are given the opportunity to recover a large portion of their stranded costs, earnings prospects in a restructured environment will be affected in ways which cannot be estimated at this time.

     As discussed more fully below, Connecticut and Massachusetts have enacted restructuring legislation that permits CL&P and WMECO to recover their prudently incurred stranded costs. PSNH's ability to recover its stranded costs is currently the subject of litigation.


     CONNECTICUT RESTRUCTURING

     In April 1998, Connecticut enacted comprehensive electric utility restructuring legislation. The legislation provides a clear path to competition in the state, while permitting, subject to mitigation requirements, utilities to recover their stranded costs. CL&P is subject to this legislation.

     In particular, the bill provides, among other things, that:

     (i) Retail choice will occur in two phases: beginning in January 2000, up to 35 percent of CL&P's customers will be able to choose their electric supplier; and in July 2000, 100 percent of CL&P's customers will have this ability; rates will be capped at December 31, 1996 levels from July 1, 1998 until December 31, 1999;

     (ii) Customers who do not choose an alternate supplier may take standard offer service from CL&P beginning January 1, 2000 until January 2004, at a rate which must initially be at least 10 percent less than rates in effect on December 31, 1996;

     (iii) Rates will be unbundled into several components, including charges for transmission, distribution, generation, the recovery of stranded costs, public policy costs and new conservation and renewable programs;
CL&P will be permitted to recover stranded costs through a competitive transition assessment (CTA);

     (iv) CL&P will be required to divest its non-nuclear generating assets by January 2000 and its nuclear generating assets by January 2004 in order to recover its stranded costs; affiliates of CL&P will be allowed to bid at both auctions; if CL&P cannot sell its nuclear plants above the minimum price set by the DPUC then it must transfer them to an affiliate at a value determined by the DPUC; in this circumstance, CL&P will be entitled to recover nuclear stranded costs equal to the difference between the book value of its nuclear assets and the minimum price set by the DPUC; until CL&P's nuclear assets can be sold, CL&P plans, subject to DPUC approval, to maintain them in a separate corporate division; and

     (v) "Securitization" is allowed for generation-related regulatory assets (other than nuclear assets) and the costs associated with renegotiated above-market purchased-power contracts; securitization is the refinancing of stranded costs through the sale of debt securities by an independent entity, collateralized by the System companies' interests in their stranded cost recoveries; the above-market portion of purchased-power contracts that have not been renegotiated can be collected through the CTA.


     On October 1, 1998, CL&P filed a plan with the DPUC to auction its non-nuclear generating assets and purchased-power contracts and a plan to functionally unbundle its operations. On January 8, 1999, the DPUC authorized CL&P to proceed with the sale of approximately 3500 MW of fossil-fueled and hydroelectric plants. The DPUC also imposed a March 15, 1999 deadline on any buyout, buydown or renegotiation of all of its above-market purchased-power contracts, aggregating approximately 435 MW. Those contracts as to which no agreement is reached will be auctioned off in a parallel but separate auction this year. The sale of the non-nuclear generating plants and the purchased-power contracts is expected to close before January 1, 2000, the date when CL&P's customer bills are unbundled and a segment of its customers can choose alternative suppliers for generation services. Any sale proceeds above book value will be applied to offset CL&P's stranded costs. The first phase of the auction was launched on February 10, 1999. Certain intervening parties have appealed this order with respect to the auction of CL&P's above-market purchased-power contracts.

     Additional restructuring proceedings, including the determination of the standard offer rate, the CTA and securitization, are ongoing, or expected to commence, before the DPUC in early 1999.

     Following divestiture and unbundling, CL&P will continue to operate and maintain its transmission and distribution network and deliver electricity to its customers.

     MASSACHUSETTS RESTRUCTURING

     Massachusetts enacted comprehensive electric utility industry restructuring legislation in November 1997. Pursuant to the legislation, on March 1, 1998, WMECO decreased its rates by 10 percent from August 1997 levels net of a 2.4 percent rate increase that was scheduled to take effect on March 1, 1998 and allowed its customers to choose an alternative retail electricity supplier. The statute requires a further five percent rate reduction, adjusted for inflation, by September 1, 1999. In addition, the legislation provides, among other things, for: (i) recovery of stranded costs through a "transition charge" to customers, subject to review by the DTE; (ii) a possible limitation on WMECO's return on equity should its stranded cost charge go above a certain level; (iii) securitization of allowed stranded costs; and (iv) divestiture of non-nuclear generation.

     The statute also provides that an electric company must transfer or separate ownership of generation, transmission and distribution facilities into independent affiliates or "functionally separate such facilities within 30 business days of federal approval." Additionally, marketing companies formed by an electric company are to be separate from the electric company and separate from generation, transmission or distribution affiliates.
On December 31, 1997, WMECO filed a comprehensive restructuring plan with the DTE. On February 20, 1998 the DTE issued an interim order approving in all material respects WMECO's restructuring plan with the DTE, including the 10 percent reduction in permanent rates and customer choice of supplier, effective March 1, 1998. Effective July 1, 1998, the DTE approved an additional reduction in rates of approximately 2.4 percent to make permanent a temporary rate credit that expired in February 1998. The DTE is currently reviewing WMECO's restructuring plan and a final decision is expected in 1999.

     On January 22, 1999, WMECO announced an agreement to sell 290 MW of fossil-fired and hydroelectric generation to Consolidated Edison Energy, Inc., a New York Company, for $47 million. Various federal and state regulatory approvals are needed before the transaction can be finalized; these are expected by mid-1999. The current sale does not include WMECO's interests in Millstone 1, 2 and 3, WMECO's 19 percent interest in the 1,120 MW Northfield Mountain pumped storage project and related hydroelectric facilities or any purchased-power contracts. These assets will be auctioned in connection with CL&P's non-nuclear and nuclear auctions, discussed above. WMECO has also requested authorization in its restructuring filing to securitize approximately $500 million of stranded costs. A portion of the proceeds from the asset sales discussed above will be used to lower the total amount of stranded costs that WMECO will need to recover.

     Following divestiture and unbundling, WMECO will continue to operate and maintain its transmission and distribution network and deliver electricity to its customers.

     NEW HAMPSHIRE RESTRUCTURING

     The State of New Hampshire's attempts to restructure the electric utility industry in that state have resulted in extensive litigation in various federal and state courts. In 1996, New Hampshire enacted legislation requiring a competitive electric industry beginning in 1997. In February 1997, the NHPUC issued restructuring orders that would have forced PSNH and NAEC to write off all of their regulatory assets and possibly seek protection under Chapter 11 of the bankruptcy laws. Following the issuance of these orders, PSNH immediately sought declaratory and injunctive relief on various grounds in federal district court and has received a preliminary injunction that freezes implementation of the NHPUC's restructuring orders. The trial in the federal district court is expected to begin in mid- to late-1999, subject to the court's ruling on summary judgment motions.

     On December 23, 1998, the New Hampshire Supreme Court issued a decision which addresses issues transferred to it by the NHPUC concerning PSNH's ability to recover all of its stranded costs under the New Hampshire restructuring legislation. The court ruled that under the restructuring statute, the NHPUC can implement a stranded cost recovery charge that collects less than 100 percent of PSNH's stranded costs, but left open for the federal court the issue of whether PSNH and NU can assert contractual and constitutional claims against the State of New Hampshire to the extent that a stranded cost recovery charge provides less than full recovery.

     In January 1999, the NHPUC issued an order stating that it intends to reopen restructuring hearings. PSNH has requested the federal court to enforce its preliminary injunction barring the NHPUC from proceeding with restructuring efforts pending the court's decision on the merits after trial. The NHPUC has agreed to delay this new proceeding until the federal court has had an opportunity to rule on PSNH's enforcement motion.

     PSNH continues to be involved in settlement discussions with representatives from the State of New Hampshire. PSNH hopes to reach a settlement that would include, among other things, substantial rate reductions, customer choice, an auction of PSNH's generating units and securitization of PSNH's stranded costs.

                                    RATES

CONNECTICUT RETAIL RATES

     GENERAL

     As of December 31, 1998, approximately 63 percent of System revenues was derived from CL&P, and 58 percent of the book value of the System's electric utility assets was owned by CL&P.

     CL&P's retail rates are subject to the jurisdiction of the DPUC.

     On February 25, 1998, the DPUC issued a decision in CL&P's interim rate case, which set rates for CL&P from March 1, 1998 through September 27, 1998. CL&P's rates, effective September 28, 1998 through December 31, 1999 were set according to its base rate case discussed below. The interim rate case decision required a $30.5 million credit to customer bills (representing a 1.39 percent rate decrease) to reflect the removal of Millstone 1 from rates. CL&P rates had been set prior to the interim rate decision pursuant to a rate settlement approved by the DPUC in 1996. The interim rate case decision also required CL&P to accelerate the amortization of regulatory assets by approximately $110.5 million. The interim rates were effective as of March 1, 1998.

     On April 29, 1998, the DPUC issued a decision to remove Millstone 2 from CL&P's rate base, effective May 1, 1998. The decision further concluded that the DPUC would remove Millstone 3 from CL&P's rate base, effective
July 1, 1998 if the unit had not been operating for 100 continuous hours at 95 percent capacity by that date. On July 18, 1998, Millstone 3 returned to rate base after meeting the operating requirements set forth in the DPUC order.

     The removal of Millstone 2 from rate base between May 1, 1998 and September 27, 1998 resulted in a reduction of CL&P's annual revenues of about $3.1 million a month. This reduction reflects the removal from rates of the O&M, depreciation, and investment return related to the unit, net of costs incurred for power purchased to replace Millstone 2 power, which CL&P has been allowed to recover. The net reduction of revenue requirements associated with the removal of Millstone 3 from rates was approximately
$7.4 million for the period July 1, 1998 through July 18, 1998. The DPUC allowed these reductions to be offset against the potential ratepayer liability for deferred replacement power costs associated with the shutdown of the Connecticut Yankee nuclear plant (CY). As a result, there was no incremental change in rates. CL&P has accounted for these reductions as a reserve against revenues until the regulatory asset balances are reduced. Management currently estimates that Millstone 2 will return to service in the spring of 1999. For more information regarding the outages at Millstone, see "Electric Operations--Nuclear Generation."

     On February 5, 1999, the DPUC issued its final decision in CL&P's rate case. The DPUC concluded that CL&P's annual revenue requirements should be reduced by approximately $232 million or 9.68 percent. The revenue requirement reduction will be achieved through a combination of a $96 million or 4 percent reduction to CL&P's base rates; and accelerated amortization of approximately $136 million of its deferred tax regulatory asset. The decision is retroactive to September 28, 1998, with the revenue requirement reductions for the period from September 28, 1998 to February 5, 1999 being applied to accelerate recovery of the deferred tax regulatory asset. The rate order allowed CL&P to earn a return on equity of 10.3 percent.

     The DPUC also determined that CL&P will be allowed to recover $126 million of its investment in Millstone 1 over a three year period commencing in October 1998. The portion to be collected in the years 2000 - 2001 will be collected through CL&P's CTA. See "Electric Utility Restructuring-Connecticut Restructuring," above. The DPUC, however, disallowed recovery of $116 million of CL&P's investment in Millstone 1 based upon the benefits that the DPUC determined customers would have received if the unit had continued to operate for 1999 and 2000, rather than being retired in 1998.

     The DPUC also ordered CL&P to continue the non-cash accrual related to the Millstone 2 out-of-rate-base disallowance at a revised rate of $6.6 million per month, beginning September 28, 1999, with the accrual being applied to reduce the CY replacement power cost deferral. Millstone 2 will be considered in-service when the unit has operated at no less than 75 percent for 100 continuous hours.

     For information regarding the financial impact of the February 5, 1999 rate decision on CL&P's ability to meet certain financial covenants, see "Financial Program-Financing Limitations," below. For information regarding decommissioning matters, including the decommissioning of Millstone 1, see "Electric Operations-Nuclear Generation-Decommissioning." For information regarding CL&P's appeal of the DPUC's 1997 rulings related to the deferral of certain CY replacement power costs, see "Item 3. Legal Proceedings."

     ENERGY ADJUSTMENT CLAUSE

     CL&P is subject to an Energy Adjustment Clause (EAC), which is designed to reconcile and adjust every six months the difference between actual fuel costs and the fuel revenue collected through base rates.

     For more information regarding this matter see "Recoverable Energy Costs," in the notes to NU's and CL&P's financial statements.

NEW HAMPSHIRE RETAIL RATES

     GENERAL

     As of December 31, 1998, approximately 25 percent of System revenues was derived from PSNH, and 18 percent of the book value of the System's electric utility assets was owned by PSNH.

     PSNH's rate agreement (Rate Agreement) between NU, PSNH and the State of New Hampshire, entered into in 1989 in connection with NU's reorganization plan to resolve PSNH's bankruptcy, provided for seven base rate increases of
5.5 percent per year beginning in 1990 and a comprehensive fuel and purchased-power adjustment clause (FPPAC). The final base rate increase went into effect on June 1, 1996. The Rate Agreement contemplates that PSNH's rates are subject to traditional rate regulation after the fixed rate period, which expired on May 31, 1997. The FPPAC, however, would continue through May 31, 2001, and the Rate Agreement continues in place concerning recovery of various regulatory assets.

     A PSNH base rate case has been pending at the NHPUC since May 1997, but an order has been delayed due to the restructuring proceedings discussed above. The base rate proceedings were reopened in late October 1998. A final decision, which will be reconciled to July 1, 1997, is currently expected to be issued by June 1, 1999. PSNH's ongoing settlement negotiations with the State of New Hampshire could resolve this matter and the FPPAC proceedings discussed below.

     FPPAC

     The FPPAC provides for the recovery or refund by PSNH, for the ten-year period beginning on May 16, 1991, of the difference between its actual prudently incurred energy and purchased-power costs and the estimated amounts of such costs included in base rates established by the Rate Agreement. The FPPAC amount is calculated for a six-month period based on forecasted data and is reconciled to actual data in subsequent FPPAC billing periods.

     On May 29, 1998, the NHPUC approved an FPPAC rate of $.00725 per kWh for the period June 1, 1998 through November 30, 1998, which resulted in an overall rate increase of approximately 1 percent. This rate includes, among other things, an offset of the reduced PSNH acquisition premium amortization with the Seabrook deferred returns that were scheduled to come into rates.

     On December 1, 1998, the NHPUC approved a settlement agreement that recommended that PSNH's FPPAC rate discussed above be continued for another six month FPPAC period - December 1, 1998 through May 31, 1999. The FPPAC rate currently in effect will produce an estimated $80 million underrecovery as of May 31, 1999, comprised of $64 million of underrecovery that existed as of November 30, 1998, $9 million of "light loading" costs which are subject to an open docket before the NHPUC, and $7 million of Seabrook refueling outage costs (to spread the cost of the refueling over 12 months instead of six months). All other FPPAC costs, including certain purchased-power obligations discussed below, are being recovered on a current basis.

     For more information regarding this matter see "Recoverable Energy
Costs" and "Rate Matters" in the notes to NU's and PSNH's financial statements. For more information regarding deferred-PSNH acquisition costs and Seabrook costs, see "PSNH Acquisition Costs" and "Deferred Costs-Nuclear Plants" in the notes to NU's financial statements and "Acquisition Costs" and "Deferred Costs-Nuclear Plants" in the notes to PSNH's financial statements.

     PURCHASED-POWER CONTRACTS

     The costs associated with purchases by PSNH from certain NUGs at prices above the level assumed in base rates were deferred during the fixed rate period and are recovered through the FPPAC. As of December 31, 1998, NUG deferrals, including previously approved buy-out costs, totaled approximately $156 million, compared to approximately $191.7 million as of December 31, 1997.

     Under the Rate Agreement, PSNH and the State of New Hampshire have an obligation to use their best efforts to renegotiate burdensome purchased-power arrangements with certain specified hydroelectric and wood-burning
NUGs that were selling their output to PSNH under long-term NHPUC rate orders. The NHPUC reopened a proceeding in late January 1999 to review whether PSNH has met its obligations to use its "best efforts" to renegotiate these arrangements. As part of its restructuring-related litigation, PSNH has requested the federal court to enforce its preliminary injunction barring the NHPUC from proceeding with efforts to adjudicate provisions of the Rate Agreement, including "best efforts" pending the court's decision on the merits after trial.

     PSNH had reached agreements with the six remaining wood-fired NUGs. The NHPUC conditionally approved one of these agreements, but due to the uncertainties of PSNH's recovery of the costs to be incurred, it was determined that the agreement could not be financed. The five remaining agreements were rejected by the NHPUC in 1998. PSNH hopes to resolve this issue in connection with a restructuring settlement.

     The New Hampshire Legislature is also considering a number of proposals that could impact PSNH's ability to renegotiate and refinance NUGs rate orders.

MASSACHUSETTS RETAIL RATES

     As of December 31, 1998, approximately 10 percent of System revenues was derived from WMECO, and 12 percent of the book value of the System's electric utility assets was owned by WMECO.

     WMECO's retail rates are subject to the jurisdiction of the DTE. The DTE has stated that, pursuant to the restructuring legislation, distribution rates for WMECO and all other Massachusetts utilities will be "performance-based" rates (PBR). That is, instead of rate recovery based solely on cost-of-service, recovery will be based, in part, upon achieving certain performance levels (for example, a certain level of reliability and customer satisfaction). The DTE has announced no timetable for the implementation of PBR.

     In accordance with DTE approval, on January 1, 1999, WMECO implemented changes to components of its rates to increase its standard offer energy charge in accordance with its restructuring plan and to reduce its transition charge in a manner that did not change overall rates. During 1999, WMECO is authorized by the restructuring legislation to apply an inflation adjustment to its overall rates in March and to implement an additional five percent reduction, adjusted for inflation, by September 1, 1999.

     The rates charged under HWP's contracts with its industrial customers, which produced revenues in 1998 of approximately $6 million, are not subject to the ratemaking jurisdiction of any state or federal regulatory agency.




                                 COMPETITIVE SYSTEM BUSINESSES

     ENERGY-RELATED PRODUCTS AND SERVICES

     Select Energy was created to participate in retail pilot programs and open-access retail electric markets in the Northeast and other appropriate areas of the country. Select Energy also recently received FERC approval to sell electricity at wholesale at market-based rates.

     In June 1998, Select Energy won the right to supply the retail electric service to an organization, NEChoice LLC, that represents an aggregation of certain commercial and industrial businesses in Massachusetts and Rhode
Island. This aggregation is expected to yield approximately $100 million in contracted revenue over a five-year period. In November 1998, Select Energy was awarded through a competitive bid process, the right to supply wholesale power for all Boston Edison Company (BECO) customers who remain on "standard offer" service, as well as BECO's existing wholesale power customers. Standard offer service is for those BECO customers who have not chosen an alternative competitive energy supplier and are allowing BECO to arrange a power supply for them. These wholesale power arrangements are estimated to be worth more than $300 million in revenues to Select Energy over an aggregate 13-month period, which ends December 31, 1999. In November 1998, Select Energy was awarded a three-year, $17 million power contract by Shaw's Supermarkets for approximately 60 locations in Massachusetts and Rhode Island.

     In addition, Select Energy also markets natural gas and develops and markets energy-related products and services. These include energy services, productivity services, business and financial services, and residential services. Select Energy continues to take steps to establish strategic alliances with other companies in various energy-related fields including fuel supply and management, power quality, energy efficiency and load management services. In 1998, Select Energy contracted with several chambers of commerce and business organizations in Connecticut and Massachusetts to provide their members (approximately 10,000) with comprehensive educational, energy and energy services packages. NU's aggregate equity investment in Select Energy was approximately $5 million as of December 31, 1998.

     ENERGY MANAGEMENT SERVICES

     In general, HEC contracts to reduce its customers' energy costs and/or conserve energy and other resources. HEC's energy management and consulting services have primarily been directed to the commercial, industrial and institutional markets and utilities in New England and New York. In 1998, HEC was awarded energy-saving contracts for certain federal installations throughout the United States. NU's aggregate equity investment in HEC was approximately $3 million as of December 31, 1998.

     TELECOMMUNICATIONS

     Mode 1 was established in 1996 to participate in a wide range of telecommunications activities both within and outside New England. NU's total investment in Mode 1 was approximately $13.8 million as of December 31, 1998.

     Mode 1 currently owns approximately 27 percent of the outstanding common shares, fully diluted, of NorthEast Optic Network, Inc.("NEON"), which is constructing an approximately 900 mile fiber optic communications network through New England and New York, including over the System's transmission facilities. An officer of NU and an officer of NUSCO are members of the Board of Directors of NEON. In addition, NU is a party to an agreement with Central Maine Power Company (CMP), an owner of approximately 33 percent of NEON's common shares, fully diluted, wherein NU and CMP each agree that, as long as NU owns at least 10 percent of the outstanding common stock of NEON, fully diluted, and the cumulative holdings of NU and CMP are at least 33 1/3 percent, fully diluted, neither NU nor CMP will take any action which will allow NEON to merge, consolidate, liquidate or sell, lease or transfer substantially all of its assets or commence or acquiesce any action or proceeding under any bankruptcy laws.

                               FINANCING PROGRAM

     1998 FINANCINGS

     NU entered into a $25 million, 364-day revolving credit facility on February 10, 1998 (NU Credit Agreement), which was extended to September 9, 1999.

     On April 23, 1998, PSNH entered into a $75 million revolving credit agreement that will expire in April 1999. PSNH's borrowings under this agreement are secured, per dollar of borrowing, by $75 million of first mortgage bonds and substantially all of PSNH's accounts receivable.

     On April 23, 1998, PSNH amended and extended letters of credit and reimbursement agreements that provide credit support for $39.5 million principal amount of taxable Pollution Control Refunding Revenue Bonds
(PCRB), 1991 Series D, due May 1, 2021, and $69.7 million principal amount of taxable PCRB, 1991 Series E, due 2021. The Series D and E taxable PCRB's are special limited obligations of the Business Finance Authority of the State of New Hampshire (BFA) and are payable solely by PSNH under the applicable loan and trust agreements. PSNH's obligations to make payments under the loan and trust agreements, letters of credit and reimbursement agreements are secured by approximately $110 million of first mortgage bonds and substantially all of PSNH's accounts receivable.

     On May 1, 1998, the $75 million principal amount of tax-exempt PCRB, 1992 Series D, due May 1, 2021, and $44.8 million principal amount of tax-exempt PCRB, 1993 Series E, due May 1, 2021, which were previously issued by the BFA on PSNH's behalf as variable rate bonds, were converted to fixed rate bonds bearing interest at 6 percent per annum. These bonds are special limited obligations of the BFA and are payable solely by PSNH under the applicable loan and trust agreement.

     CL&P and WMECO utilize the Niantic Bay Fuel Trust (NBFT) to finance their nuclear fuel requirements for the Millstone units. On June 5, 1998, the NBFT issued $180 million of Series G intermediate term notes (ITNs) to refinance the $80 million Series F ITNs which matured on June 5, 1998, to repay outstanding advances and interest under the NBFT Credit Agreement, which expired in July 1998 and to be used as cash collateral for future purchases of nuclear fuel. The Series G ITNs are secured by $72.9 million and $17.3 million of first mortgage bonds of CL&P and WMECO, respectively. For information regarding proposed amendments related to this transaction, see "1999 Financing Plans," below.

     In the fall of 1998, CL&P and WMECO completed the conversion of $415.7 million of tax-exempt pollution control revenue refunding bonds from floating to fixed interest rates. CL&P converted $315.5 million of 30-year bonds, which carry interest rates ranging from 5.85 percent to 5.95 percent. CL&P also converted $21 million of such bonds, which mature December 1, 2022, at an interest rate of 5.85 percent, as well as $25.4 million of 5.9 percent bonds, some of which will mature November 1, 2016 and others on August 1, 2018.
WMECO converted $53.8 million of tax-exempt pollution control bonds that mature September 1, 2028 to a fixed rate of 5.85 percent. All of the bonds had been issued previously on behalf of CL&P and WMECO by the Connecticut Development Authority and the Business Finance Authority of the State of
New Hampshire. The proceeds from the original issuances were used primarily to finance pollution control equipment at Millstone 3 and Seabrook.

     On November 30, 1998, Select Energy obtained a $50 million letter of credit to satisfy the credit assurance requirements of two power supply agreements with BECO (BECO Agreements). The letter of credit was collateralized by a pledge of all the rights, claims and proceeds from the BECO Agreements. In addition, NU guaranteed Select Energy's repayment obligations under the letter of credit. NU also guaranteed Select Energy's performance obligations under the BECO Agreements.

     Total System debt, including short-term and capitalized lease obligations, was $3.87 billion as of December 31, 1998, compared with $4.15 billion as of December 31, 1997 and $4.15 billion as of December 31, 1996. For more information regarding System financing, see "Notes to Consolidated Statements of Capitalization" in NU's financial statements, other footnotes related to long-term debt, short-term debt and the sale of accounts receivables, as applicable, in the notes to NU's, CL&P's, PSNH's, WMECO's and NAEC's financial statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     1999 FINANCING REQUIREMENTS

     The System's aggregate capital requirements for 1999 are approximately as follows:

                          CL&P      PSNH   WMECO     NAEC    Other   System
                                             (Millions)

     Construction        $230.9    $67.9   $33.6    $ 8.2    $23.1   $363.7
     Nuclear Fuel          25.2      1.4     5.8      1.6       -      34.0
     Maturities           214.0       -     40.0       -        -     254.0
     Cash Sinking Funds    19.8     25.0     1.5     70.0     26.9    143.2
            Total        $489.9    $94.3   $80.9    $79.8    $50.0   $794.9

     For further information on the System's 1999 and five-year financing requirements, see "Notes to Consolidated Statements of Capitalization" in NU's financial statements, "Long-Term Debt" in the notes to CL&P's, PSNH's, WMECO's and NAEC's financial statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."



     1999 FINANCING PLANS

     The System companies generally propose to finance their 1999 requirements through internally generated funds and short-term borrowings.

     PSNH's revolving credit agreement expires on April 22, 1999 and the company currently does not intend to renew it, instead funding its needs through operating cash flows or through other short term credit arrangements. PSNH is attempting to renew the bank letters of credit that support nearly $110 million of taxable variable-rate pollution control bonds. Those letters of credit also expire April 22, 1999. NU, CL&P and WMECO's $313.75 million revolving credit line, discussed more fully below, will expire on November 21, 1999. The NU Credit Agreement has been extended to September 9, 1999. Select Energy and other NU unregulated businesses are likely to require additional financial support as they expand their business in 1999. Management also hopes in 1999 to begin the process of securitizing CL&P and WMECO's stranded costs.

     The permanent shutdown of Millstone 1 in July 1998 afforded the NBFT ITN holders the right to seek repurchase of a pro rata share of their notes based upon the stipulated loss value of the Millstone 1 fuel compared to the stipulated loss value of all fuel then under the NBFT, approximately
$80 million. The shutdown also obligates CL&P and WMECO to pay such amount to the NBFT under the NBFT lease whether or not any ITN holders request repurchase. The companies are seeking consents from the ITN holders to amend this lease provision so that they will not be obligated to make this payment, but instead expect to issue an additional $80 million of collateral first mortgage bonds in mid-1999.

     On July 14, 1998, the NU Board of Trustees authorized the repurchase of up to 10 million NU common shares through July 1, 2000 in connection with the implementation of utility restructuring in New England. Share repurchases may be accomplished through a variety of means, including open market purchases and possibly the use of certain derivative financial instruments or agreements. To date, no shares have been repurchased.

     FINANCING LIMITATIONS

     Many of the System companies' charters and borrowing facilities contain financial limitations that must be satisfied before borrowings can be made and for outstanding borrowings to remain outstanding.

     CL&P and WMECO are parties to a revolving credit agreement (Revolving Credit Agreement) which expires in November 1999 and allows borrowings on a consolidated basis of $313.75 million. NU had been a party to this agreement from its inception but withdrew from it in March 1999. In September 1998 and again in March 1999, the agreement was amended to adjust certain financial covenants. Under the agreement, as amended through September 1998, NU, CL&P and WMECO were required to maintain a ratio of common equity to total capitalization of at least 31 percent. At December 31, 1998, CL&P'S and WMECO's common equity ratios were 29.86 percent and 32.20 percent, respectively, while NU's common equity ratio was 33.27 percent.

     The Revolving Credit Agreement, as amended through September 1998, also required, beginning in the fourth quarter of 1998, each of CL&P and WMECO to maintain a quarterly ratio of operating income to interest expense (interest coverage ratio) of at least 1.35 to 1 through December 31, 1998;
1.75 to 1 for the quarter ended March 31, 1999 and 2.00 to 1 at the end of each quarter thereafter. NU was required to maintain a quarterly interest coverage ratio of 2.0 to 1. For the quarter ended December 31, 1998, CL&P's and WMECO's interest coverage ratios were 2.21 to 1 and 1.40 to 1, respectively while NU's consolidated interest coverage ratio was 2.58 to 1 percent.

     As a result of CL&P's February 5, 1999 rate case decision, CL&P was required to obtain waivers of or amendments to certain of their common equity and interest coverage tests. WMECO sought a change to the common equity test as well. In March 1999, both companies' common equity ratio tests were reduced to 28 percent for the remaining term of the Revolving Credit Agreement, and CL&P's interest coverage test for the period beginning April 1, 1999 was reduced to 1.75 to 1.

     Under the NU Credit Agreement, NU was required to maintain a common equity ratio of at least 32 percent. In addition, NU was required to maintain a quarterly interest coverage ratio of 2.50 to 1 for the quarter ending December 31, 1998. NU met these requirements in 1998. In March 1999, the NU Credit Agreement was amended to reduce the common equity ratio test to 31 percent for the remaining term of the agreement and to impose a 2.0 to 1 interest coverage ratio test for the first quarter of 1999 and a 1.75 to 1 test for the second quarter.

     NU's guarantee of Select Energy's payment obligations under its letter of credit presently requires it to maintain an interest coverage ratio of
2.0 to 1 and a common equity ratio of 31 percent.

     In addition to the Select guarantees, NU has provided credit assurance, including guarantees of letters of credit, performance guarantees and other assurances for the financial and performance obligations of certain of its unregulated subsidiaries. NU currently is limited by the SEC to an aggregate of $75 million of such credit assurance arrangements. NU expects to increase this limitation in the future.

     PSNH and NAEC are parties to a variety of financing agreements which provide that the credit thereunder can be terminated or accelerated if each does not maintain specified minimum ratios of common equity to capitalization (as defined in each agreement). For PSNH, the minimum common equity ratio required in certain letters of credit and reimbursement agreements and its $75 million revolving credit agreement is not less than 32.5 percent. At December 31, 1998, PSNH's common equity ratio was 53.41 percent. For NAEC, the minimum common equity ratio required under its term loan agreement is 25 percent; at December 31, 1998, NAEC's common equity ratio was 30.06 percent.

     In addition, PSNH's revolving credit agreement and letters of credit and reimbursement agreements require that for PSNH to obtain and maintain borrowings thereunder, it must demonstrate that its ratio of operating income to interest expense will be at least 2.35 to 1 at the end of each fiscal quarter for the remaining term of the agreements. The NAEC term loan agreement requires a ratio of adjusted net income to interest expense of 1.50 to 1 at the end of each fiscal quarter for the remaining term of the agreement. For the 12-month period ended December 31, 1998 the corresponding ratios for PSNH and NAEC were 4.07 to 1 and 2.02 to 1, respectively.

     In addition, PSNH and NAEC are parties to a variety of financing agreements providing in effect that the credit thereunder can be terminated or accelerated if there are actions taken, either by PSNH or NAEC or by the State of New Hampshire, that deprive PSNH and/or NAEC of the benefits of the Rate Agreement and/or the Seabrook Power Contracts.

     The amounts of short-term borrowings that may be incurred by NU, CL&P, PSNH, WMECO, HWP and NAEC are also subject to periodic approval by the SEC under the 1935 Act. The following table shows the amount of short-term borrowings authorized by the SEC for each company as of January 1, 1999 and the net amounts of outstanding short-term debt and cash investments of those companies at the end of 1998 and as of March 1, 1999:

                                                        Short-Term Debt
                              Maximum Authorized          Outstanding
                               Short-Term Debt      and (Cash Investments)*
                                                     12/31/98     3/1/99
                                                    (Millions)

     NU..................           $200              $(34.4)    $ (27.9)
     CL&P ...............            375                  3.4      138.5
     PSNH**..............            125                (58.7)    (110.7)
     WMECO...............            150                 50.9      102.1
     HWP.................              5                (10.1)     (11.4)
     NAEC................             60                (30.3)     (64.1)
     OTHER...............            N/A                 (3.0)      (9.3)
                Total                                  $(82.2)   $  17.2

* These columns include borrowings of or cash investments by various System companies from NU and other System companies. Total System short-term indebtedness to unaffiliated lenders was $30 million at December 31, 1998 and $225 million at March 1, 1999.


** The NHPUC has approved short term borrowings by PSNH under the $75 million secured revolving credit agreement that will expire in April 1999. When the revolving credit agreement expires, PSNH's maximum authorized short term debt pursuant to New Hampshire law will be approximately $66 million.

     The supplemental indentures under which NU issued $175 million in principal amount of 8.58 percent amortizing notes in December 1991 and $75 million in principal amount of 8.38 percent amortizing notes in March 1992 contain restrictions on dispositions of certain System companies' stock, limitations of liens on NU assets and restrictions on distributions on and acquisitions of NU stock. Under these provisions, NU, CL&P, PSNH and WMECO may not dispose of voting stock of CL&P, PSNH or WMECO other than to NU or another System company, except that CL&P may sell voting stock for cash to third persons if so ordered by a regulatory agency so long as the amount sold is not more than 19 percent of CL&P's voting stock after the sale.
The restrictions also generally prohibit NU from pledging voting stock of CL&P, PSNH or WMECO or granting liens on its other assets in amounts greater than five percent of the total common equity of NU. The Revolving Credit Agreement, the NU Credit Agreement and NU's guarantee of Select Energy's obligations under its letter of credit have similar restrictions. As of December 31, 1998, no NU debt was secured by liens on NU assets. Finally, NU may not declare or make distributions on its capital stock, acquire its capital stock (or rights thereto), or permit a System company to do the same, at times when there is an event of default under the supplemental indentures under which the amortizing notes were issued.

     The charters of CL&P and WMECO contain preferred stock provisions restricting the amount of unsecured debt those companies may incur. As of December 31, 1998, CL&P's and WMECO's charters permit CL&P and WMECO to incur an additional $466 million and $96 million, respectively, of unsecured debt.

     The indentures securing the outstanding first mortgage bonds of CL&P, PSNH, WMECO and NAEC provide that additional bonds may not be issued, except for certain refunding purposes, unless earnings (as defined in each indenture and before income taxes, and, in the case of PSNH, without deducting the amortization of PSNH's regulatory asset), are at least twice the pro forma annual interest charges on outstanding bonds and certain prior lien obligations and the bonds to be issued. CL&P and WMECO's 1998 earnings do not permit them to meet those earnings coverage tests, but as of December 31, 1998, CL&P and WMECO would be able to issue up to $91.6 million and $6.4 million of additional first mortgage bonds, respectively, on the basis of previously issued but refunded bonds, without having to meet the earnings coverage test.

     The preferred stock provisions of CL&P's and WMECO's charters also prohibit the issuance of additional preferred stock (except for refinancing purposes) unless income before interest charges (as defined and after income taxes and depreciation) is at least 1.5 times the pro forma annual interest charges on indebtedness and the annual dividend requirements on preferred stock that will be outstanding after the additional stock is issued. CL&P and WMECO are currently unable to issue additional preferred stock under these provisions.

     SEC rules under the 1935 Act require that dividends on NU's shares be based on the amount of dividends received from subsidiaries, not on the undistributed retained earnings of subsidiaries. NU suspended the payment of dividends beginning with the quarter ended June 30, 1997.

     The supplemental indentures under which CL&P's and WMECO's first mortgage bonds have been issued limit the amount of cash dividends and other distributions these subsidiaries can make to NU out of their retained earnings. As of December 31, 1998, WMECO had $46.0 million of unrestricted retained earnings. As of the same date, CL&P had an accumulated deficit of approximately $330.0 million that must be made up before it is able to pay dividends to NU. The indenture under which NAEC's Series A Bonds have been issued also limits the amount of cash dividends or distributions NAEC can make to NU to retained earnings plus $10 million. At December 31, 1998, approximately $53.2 million was available to be paid under this provision.

     PSNH's revolving credit agreement and letters of credit and reimbursement agreements prohibit it from declaring or paying any cash dividends or distributions on any of its capital stock, except for dividends on the preferred stock, unless minimum interest coverage and common equity ratio tests discussed above are satisfied. These agreements also require creditor approval to pay more than $25 million in dividends to NU. PSNH's preferred stock provisions also limit the amount of cash dividends and other distributions PSNH can make to NU if, after taking the dividend or other distribution into account, PSNH's common stock equity is less than 25 percent of total capitalization. At December 31, 1998, approximately $293.2 million was available to be paid under these provisions. If NAEC could not meet the common equity covenant referred to above, it would also be unable to pay common dividends. At December 31, 1998, $45.1 million was available to be paid by NAEC under this provision.

     On March 20, 1998, in connection with the approval of PSNH's revolving credit agreement, the NHPUC issued an order requiring PSNH to obtain NHPUC approval before paying any dividends on its common stock and before investing any PSNH funds in the NU System Money Pool during the expected 364-day term of the facilities.

     Certain System financing agreements also have covenants or trigger events tied to credit ratings of certain System companies.

     The downgrade by Moody's of WMECO's first mortgage bonds to Ba2 in December 1997 brought those ratings to a level at which the sponsor of WMECO's $40 million accounts receivable program can take various actions, in its discretion, which would have the practical effect of limiting WMECO's ability to utilize the facility. The WMECO accounts receivable program could be terminated if WMECO's first mortgage bond credit ratings experience one more level of downgrade. CL&P's $200 million accounts receivable program could be terminated if its senior secured debt is downgraded two more steps from its current ratings.

     CL&P is party to an operating lease with General Electric Capital Corporation related to the use of four turbine generators having an installed cost of approximately $70 million and a stipulated loss value of $59 million. CL&P must meet certain financial covenants that are similar to the Revolving Credit Agreement. As a result of CL&P's February 5, 1999 rate decision, CL&P was required to obtain a waiver of these covenants for the fourth quarter of 1998 and is in the process of renegotiating the requirements.

     For information regarding the effect of downgrades on certain fossil-fuel hedging agreements of CL&P, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                               CONSTRUCTION PROGRAM

     The System's construction program expenditures, including allowance for funds used during construction (AFUDC), in the period 1999 through 2003 are estimated to be as follows:

                                1999    2000   2001   2002    2003
                                       (Millions of Dollars)
     PRODUCTION

     CL&P.................     $38.8  $ 67.4   $39.5   $26.8   $31.6
     PSNH.................      20.0     4.9     6.6     2.4     7.7
     WMECO................       8.7    18.6    11.8     8.9     7.7
     NAEC.................       8.2     8.4     4.5     4.3     1.9
     Other................       0.8     3.2     4.3     2.0     0.4
                               -----   -----   -----   -----   -----
       System Total.......     $76.6  $102.5   $66.7   $44.4   $49.3



SUBSTATIONS AND TRANSMISSION LINES

     CL&P.................     $ 8.0   $ 3.3   $ 7.0   $ 8.2   $33.1
     PSNH.................       5.8     2.1     2.1     2.2     2.3
     WMECO................       6.0     3.0     0.3     0.1     0.1
     NAEC.................        -       -       -       -       -
     Other................       0.1      -       -       -       -
                               -----   -----   -----   -----   -----
       System Total.......     $19.9   $ 8.4   $ 9.4   $10.5   $35.5

DISTRIBUTION OPERATIONS

     CL&P.................    $171.4  $236.5  $261.2  $255.0  $248.6
     PSNH.................      32.4    57.5    55.7    57.7    58.9
     WMECO................      16.9    20.3    21.1    20.6    19.3
     NAEC.................        -       -       -       -       -
     Other................       0.3     0.2     0.1     0.2     0.1
                              ------  ------  ------  ------  ------
       System Total.......    $221.0  $314.5  $338.1  $333.5  $326.9

GENERAL

     CL&P.................    $ 12.7  $  4.4  $ 43.3  $  2.8  $  3.4
     PSNH.................       9.7     0.8     0.9     0.9     0.9
     WMECO................       2.0     1.0     0.5     0.5     0.5
     NAEC.................        -       -       -       -       -
     Other................      21.9    20.3    21.0      -       -
                              ------  ------  ------  ------  ------
       System Total.......    $ 46.3  $ 26.5  $ 25.7  $ 30.1  $ 25.4

TOTAL CONSTRUCTION

     CL&P.................    $230.9  $311.6  $311.0  $292.8  $316.7
     PSNH.................      67.9    65.3    65.3    63.2    69.8
     WMECO................      33.6    42.9    33.7    30.1    27.6
     NAEC.................       8.2     8.4     4.5     4.3     1.9
     Other................      23.1    23.7    25.4    28.1    21.1
                              ------  ------  ------  ------  ------
       System Total.......    $363.7  $451.9  $439.9  $418.5  $437.1


     The construction program data shown above includes all anticipated capital costs necessary for committed projects and for those reasonably expected to become committed, regardless of whether the need for the project arises from environmental compliance, nuclear safety, reliability requirements or other causes. The construction program's main focus is maintaining and upgrading the existing transmission and distribution system and nuclear and fossil-generating facilities. The increase in construction expenditures after 1999 is primarily related to projected capital improvements for the distribution system. System companies' construction needs, however, may change substantially in light of their commitment to sell their non-nuclear generating units in connection with restructuring in Massachusetts and Connecticut. It is possible that the System companies will no longer construct any new generating facilities, but instead contract with third parties for capacity in a competitive generation market.

                                 ELECTRIC OPERATIONS

DISTRIBUTION AND SALES

     The System companies traditionally have owned and operated a fully integrated electric utility business. Restructuring legislation in New Hampshire, Massachusetts and Connecticut, however, requires PSNH, WMECO and CL&P, respectively, to separate the distribution, transmission and generation functions of their business.

     The System companies furnish retail franchise service in 149, 198 and 59 cities and towns in Connecticut, New Hampshire and Massachusetts, respectively. In December 1998, CL&P furnished retail franchise service to approximately 1.11 million customers in Connecticut, PSNH provided retail service to approximately 422,000 customers in New Hampshire and WMECO served approximately 196,000 retail franchise customers in Massachusetts. HWP serves 32 retail customers in Holyoke, Massachusetts.

     The following table shows the sources of 1998 electric revenues based on categories of customers:


                            CL&P   PSNH**  WMECO   NAEC   Total System

     Residential........     41%    32%      39%     -        41%
     Commercial.........     37     27       35      -        34
     Industrial.........     13     17       20      -        15
     Wholesale*.........      7     23        5    100%        9
     Other..............      2      1        1      -         1
     Total..............    100%   100%     100%   100%      100%

* Includes capacity sales and sales from PSNH to CL&P and WMECO.
** Excludes sales related to the retail pilot program in New Hampshire.

     NAEC's 1998 electric revenues were derived entirely from sales to PSNH under the Seabrook power contracts. See "Rates--New Hampshire Retail Rates-- Seabrook Power Contracts" for a discussion of the contracts.

     The actual changes in retail kWh sales for the last two years and the forecasted sales growth estimates for the ten-year period 1998 through 2008, in each case exclusive of wholesale sales, non-franchised retail sales and sales related to the retail pilot program in New Hampshire, for the System, CL&P, PSNH and WMECO are set forth below:

                     1998 over      1997 over     Forecast 1998-2008
                       1997           1996      Compound Rate of Growth

     System.........   1.9%          (.3)%              1.3%
     CL&P...........   2.2%            0 %              1.1%
     PSNH...........   2.3%          (.1)%              1.9%
     WMECO..........   1.3%         (1.0)%              0.8%

     Consolidated NU retail sales rose by 1.9 percent in 1998 compared with 1997 primarily due to the continuing strengthening of the regional economy. This growth occurred despite the negative impact of weather constraining sales by an estimated 1.0 percent. Residential electric sales were up
 .5 percent. Commercial sales were up by 3.2 percent for the year and industrial sales increased by 2.2 percent. Retail sales for all of the System companies increased in 1998 with CL&P, WMECO and PSNH sales up 2.2 percent, 2.3 percent and 1.3 percent, respectively.

REGIONAL AND SYSTEM COORDINATION

     The System companies and most other New England utilities are parties to an agreement (NEPOOL Agreement), which provides for coordinated planning and operation of the region's generation and transmission facilities. The NEPOOL Agreement was restated and revised as of March 1997 to provide for a pool-wide open access transmission tariff and for the creation of an Independent System Operator (ISO). Under these new arrangements: (i) the ISO, a non-profit corporation whose board of directors and staff is not controlled by or affiliated with market participants, ensures the reliability of the NEPOOL transmission system, administers the NEPOOL tariff and oversees the efficient and competitive functioning of the regional power market; (ii) the NEPOOL tariff provides for non-discriminatory open access to the regional transmission network at one rate regardless of transmitting distance for all transactions; and (iii) a broader governance structure for NEPOOL and a more open, competitive market structure are established.

     Pursuant to the NEPOOL Agreement, if a participant is unable to meet its capacity responsibility obligations, the participant is required to purchase capacity through the ISO at a market clearing price as set forth in the NEPOOL Agreement. The System has been meeting its capacity responsibility while the Millstone units were shut down through purchased-power contracts with other utilities. The cost of these arrangements for 1998 was approximately $27 million. Assuming Millstone 2 returns to service in April 1999, the further costs related to the System's capacity responsibility obligations are estimated to be approximately $6 million.

     There are two agreements that determine the manner in which costs and savings are allocated among the System companies. Under an agreement (NUG&T) among CL&P, WMECO and HWP (Initial System Companies), these companies pool their electric production costs and the costs of their principal transmission facilities. Pursuant to the merger agreement between NU and PSNH, the Initial System Companies and PSNH entered into a ten-year sharing agreement (Sharing Agreement), expiring in June 2002, that provides, among other things, for the allocation of the capability responsibility savings and energy expense savings resulting from a single-system dispatch through NEPOOL. It is expected that these agreements will be terminated and/or modified in connection with restructuring.

TRANSMISSION ACCESS AND FERC REGULATORY CHANGES

     In April 1996, FERC issued its final open access rule (Order 888) to promote competition in the electric industry. Order 888 requires, among other things, all public utilities that own, control or operate facilities used for transmitting electric energy in interstate commerce to file an open-access, nondiscriminatory transmission tariff and to take transmission service for their own new wholesale sales and purchases under the open access tariffs. Order 888 also supports full recovery of legitimate, prudent and verifiable wholesale stranded costs, but indicates that FERC will not interfere with state determinations of retail stranded costs.

     On May 2, 1997, the System companies, along with other parties, filed with the U.S. Court of Appeals an appeal of Order 888, challenging FERC's abdication of its responsibility to ensure uniform recovery of full stranded costs at the wholesale and retail level, including FERC's refusal to endorse stranded costs payments (e.g., exit fees) for customers physically bypassing their former supplier, as well as FERC's imposition of an ordinary negligence standard of liability on transmission providers. This matter is still pending.

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

     In 1998, the System companies collected approximately $34 million in incremental transmission revenues from other electric utility generators.

     For information regarding certain disputes between PSNH and NHEC, which have been the subject of various FERC proceedings, see "Item 3. Legal Proceedings."

                                   NUCLEAR GENERATION

     GENERAL

     Certain System companies have ownership interests in four nuclear units, Millstone 1, 2 and 3 and Seabrook 1, and equity interests in four regional nuclear companies (the Yankee Companies) that separately own CY, MY, Vermont Yankee (VY) and Yankee Rowe. System companies operate the three Millstone units and Seabrook 1. Yankee Rowe, CY, MY and Millstone 1 have been permanently removed from service. For information regarding the decommissioning of these units, see " Electric Operations -- Nuclear
Plant Performance and Regulatory Oversight - Decommissioning," below.

     CL&P and WMECO own 100 percent of Millstone 1 and 2 as tenants in common. Their respective ownership interests in each unit are 81 percent and 19 percent.

     CL&P, PSNH and WMECO have agreements with other New England utilities covering their joint ownership as tenants in common of Millstone 3. CL&P's, PSNH's and WMECO's ownership interests in the unit are 52.93, 2.85 and 12.24 percent, respectively. NAEC and CL&P have 35.98 percent and 4.06 percent ownership interests, respectively, in Seabrook.

     In 1996, one of the joint owners of Millstone 3, Vermont Electric Generation and Transmission Cooperative, Inc. (VEG&T), filed for bankruptcy. The subsequent liquidation resulted in the offering of VEG&T's .035 percent share of Millstone 3 for sale to the joint owners of Millstone 3. None of the non-NU joint owners accepted the offer. CL&P expects to make the necessary regulatory filings to acquire ownership of the VEG&T share in 1999.

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

     CL&P, PSNH and WMECO are obligated to provide their percentages of any additional equity capital necessary for VY, but do not expect to need to contribute additional equity capital in the future. CL&P, PSNH and WMECO believe that VY could require additional external financing in the next several years to finance construction expenditures, nuclear fuel and for other purposes. Although the way in which VYNPC would attempt to finance these expenditures, if they are needed, has not been determined, CL&P, PSNH and WMECO could be asked to provide further direct or indirect financial support. CYAPC, YAEC and MYAPC could also request their sponsors to provide future financial support necessary in connection with the decommissioning of their respective units, the level of which support cannot be estimated at this time, but could be material.

     The operators of Millstone 2 and 3, VY and Seabrook 1 hold full term operating licenses from the NRC and are subject to the jurisdiction of the NRC. The NRC has broad jurisdiction over the design, construction and operation of nuclear generating stations, including matters of public health and safety, financial qualifications, antitrust considerations and environmental impact. The NRC issues 40-year initial operating licenses to nuclear units and NRC regulations permit renewal of licenses for an additional 20-year period. The NRC also has jurisdiction over the decommissioning activities at Yankee Rowe, CY, MY, and Millstone 1.

     The NRC also regularly conducts generic reviews of technical and other issues, a number of which may affect the nuclear plants in which System companies have interests. The cost of complying with any new requirements that may result from these reviews cannot be estimated at this time, but such costs could be substantial. For more information regarding recent actions taken by the NRC with respect to the System's nuclear units, see "Nuclear Plant Performance and Regulatory Oversight" below.

NUCLEAR PLANT PERFORMANCE AND REGULATORY OVERSIGHT

     MILLSTONE 2 AND 3

     Millstone 2 and 3 are located in Waterford, Connecticut, and have license expirations of July 31, 2015 and November 25, 2025, respectively. Millstone Station has been the subject of intense regulatory scrutiny over the last several years. Millstone 3, the largest plant, was returned to service in July 1998, after having been shutdown since March 30, 1996. The unit operated at a capacity factor of 70.5 percent from the time it returned from its extended outage in July 1998 through December 31, 1998. The unit was shutdown from December 11, 1998 to December 31, 1998 to modify certain valves that had failed during routine surveillance testing. The unit is scheduled to begin a refueling outage on May 1, 1999. Millstone 3 remains on the NRC's watch list as a Category 2 facility, which indicates that the NRC intends to continue to closely monitor the facility.

     Millstone 2 has been out of service since February 21, 1996. This unit is presently on the NRC's watch list as a Category 3 plant. Plants in this category are required to receive formal NRC commissioners' approval to resume operations. Key steps before restart include final verification that the unit is in conformance with its design and licensing basis; that management processes support safe and conservative operations; and that the employees are effective at identifying and correcting deficiencies at the unit. Management currently hopes to restart Millstone 2 in the spring of 1999.

     In addition to the various technical and design basis issues at Millstone, the NRC continues to focus on the System's response to employee concerns at the units. In October 1996, the NRC issued an order that requires NNECO to develop and implement a comprehensive plan for handling safety concerns raised by Millstone employees and for assuring an environment free from retaliation and discrimination. The NRC also ordered NNECO to contract for an independent third party to oversee the implementation of the comprehensive plan. At an NRC Commissioners' briefing on January 19, 1999, the NRC Staff recommended that the third party oversight contractor was no longer necessary.

     For information regarding criminal investigations by the NRC's Office of Investigations (OI) and the Office of the U. S. Attorney for the District of Connecticut related to various matters at Millstone and CY, a citizens' petition related to nuclear operations and potential joint owner litigation related to the extended outages, see "Item 3. Legal Proceedings."

SEABROOK

     Seabrook, a 1148-MW pressurized-water reactor, has a license expiration date of October 17, 2026. The Seabrook operating license expires 40 years from the date of issuance of authorization to load fuel, which was about three and one-half years before Seabrook's full-power operating license was issued. The System will determine at the appropriate time whether to seek recapture of some or all of this period from the NRC and thus add up to an additional three and one-half years to the operating term for Seabrook. Seabrook had no planned refueling and maintenance outage in 1998. In
1998, Seabrook operated at a capacity factor of 82.7 percent. Seabrook experienced two unplanned outages in 1998 (December 5, 1997 - January 17, 1998 and June 11, 1998 - July 11, 1998). During the course of repairing a leak during the first outage, problems occurred in the control building air conditioning system. Modifications were made to the air conditioning system at that time, but required additional modifications and the replacement of two refrigeration compressors. The unit is scheduled to begin a 45-day refueling outage on March 26, 1999.

     VERMONT YANKEE

     VY, a 514-MW boiling water reactor, has a license expiration date of March 21, 2012. In 1998, VY operated at a capacity factor of 75.2 percent. VY had a planned refueling outage from March 20, 1998 to June 3, 1998.

NUCLEAR INSURANCE

     For information regarding nuclear insurance, see "Commitments and Contingencies--Nuclear Insurance Contingencies" in the notes to NU's, CL&P's, PSNH's, WMECO's and NAEC's financial statements.

NUCLEAR FUEL

     GENERAL

     The supply of nuclear fuel for the System's existing units requires the procurement of uranium concentrates, followed by the conversion, enrichment and fabrication of the uranium into fuel assemblies suitable for use in the System's units. Fuel may also be purchased at a point after any of the above processes are completed. The System expects that uranium concentrates and related services for the units operated by the System and for the other units in which the System companies are participating that are not covered by existing contracts, will be available for the foreseeable future on reasonable terms and prices.

     As a result of the Energy Policy Act, the United States commercial nuclear power industry is required to pay the United States Department of Energy (DOE), through a special assessment, for the costs of the decontamination and decommissioning of uranium enrichment plants owned by the United States government, no more than $150 million per annum for 15 years beginning in 1993. Each domestic nuclear utility's payment is based on its pro rata share of all enrichment services received by the United States commercial nuclear power industry from the United States government through October 1992. Each year, the DOE adjusts the annual assessment using the Consumer Price Index. The Energy Policy Act provides that the assessments are to be treated as reasonable and necessary current costs of fuel, which costs shall be fully recoverable in rates in all jurisdictions. The System's remaining share to be recovered, assuming no escalation, is approximately $60 million as of December 31, 1998. Management believes that the DOE assessments against CL&P, WMECO, PSNH and NAEC will be recoverable in future rates. Accordingly, each of these companies has recognized these costs as a regulatory asset, with a corresponding obligation on its balance sheet.

     On October 22, 1998, an action was initiated by the owners of the Millstone units in the U.S. Court of Federal Claims against the DOE regarding the special annual assessment that DOE imposes on purchasers of enriched uranium to meet the future costs of decontaminating and decommissioning government owned uranium enrichment facilities. Similar actions for Seabrook and Connecticut Yankee were filed on October 23, 1998. The lawsuits challenge the imposition of the D&D assessment on federal constitutional grounds, and are similar to actions filed by a number of other utilities against DOE. As of December 31, 1998, the System companies had paid approximately $28 million into the fund.

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

     In return for payment of the fees prescribed by the NWPA, the federal government is to take title to and dispose of the utilities' high-level wastes and SNF. There has been numerous litigation involving the DOE's statutory and contractual obligation to accept high-level waste and SNF. While the courts have declined to order DOE to begin accepting spent fuel for disposal on January 31, 1998, the courts left open the utilities' ability to bring damage claims against the DOE.

     On February 18, 1998, YAEC filed a complaint against DOE in the United States Court of Federal Claims seeking damages in excess of $70 million resulting from DOE's failure to accept spent nuclear fuel for disposal. CYAPC and MYAPC filed similar complaints on March 4, 1998 and June 2, 1998 seeking damages of over $90 million and $128 million, respectively. On October 29, 1998, the court found liability on the part of DOE to YAEC for breach of the Standard Contract, based upon DOE's failure to begin disposal of SNF. In separate orders dated October 30, 1998 and November 3, 1998, respectively, the court extended its rulings in the YAEC case to the damage claim cases filed by CYAPC and MYAPC. DOE is expected to appeal the claims court decision.

     Until the federal government begins accepting nuclear waste for disposal, nuclear generating plants will need to retain high-level waste and spent fuel onsite or make some other provisions for their storage. With the addition of new storage racks, storage facilities for Millstone 3 are expected to be adequate for the projected life of the unit. With the implementation of currently planned modifications, the storage facilities for Millstone 2 are expected to be adequate (maintaining the capacity to accommodate a full-core discharge from the reactor) until 2005. Fuel consolidation, which has been licensed for Millstone 2, could provide adequate storage capability for its projected life. Seabrook is expected to have spent fuel storage capacity until at least 2010.

     The available capacity of the VY spent fuel pool is expected to be able to accommodate full-core removal until 2001. Full core discharge ability through the year 2008 could be achieved with the installation of additional storage racks in the spent fuel pool, subject to approval of a pending NRC license amendment. VYNPC is also investigating other options for additional storage capacity beyond the year 2001.

     Adequate storage capacity exists to accommodate all of the SNF at Millstone 1, CY, MY and Yankee Rowe until that fuel is removed by the DOE.

     LOW-LEVEL RADIOACTIVE WASTE

     The System currently has contracts to dispose its low-level radioactive waste (LLRW) at two privately operated facilities in Clive, Utah, and in Barnwell, South Carolina. The current political situation in South Carolina makes it difficult to predict whether the Barnwell facility will remain open. Because access to LLRW disposal may be lost at any time, the System has plans that will allow for onsite storage of LLRW for at least five years.

DECOMMISSIONING

     Based upon the System's most recent comprehensive site-specific updates of the decommissioning costs for each of the three Millstone units and for Seabrook, the recommended decommissioning method continues to be immediate and complete dismantlement of those units at their retirement. The table below sets forth the estimated Millstone and Seabrook decommissioning costs for the System companies. The estimates are based on the latest site studies, stated in December 31, 1998 dollars.


                            CL&P      PSNH      WMECO       NAEC     System
                                              (Millions)
     Millstone 1.......  $  560.5     $  -      $131.5      $  -    $  692.0
     Millstone 2.......     322.0        -        75.5         -       397.5
     Millstone 3.......     296.2      15.9       68.5         -       380.6
     Seabrook..........      19.9        -         -        175.9      195.8
       Total...........  $1,198.6     $15.9     $275.5     $175.9   $1,665.9



     As of December 31, 1998, the System recorded balances (at market) in its external decommissioning trust funds are as follows:

                            CL&P       PSNH     WMECO       NAEC     System
                                              (Millions)
     Millstone 1.......    $210.5      $ -     $ 58.7       $  -      $269.2
     Millstone 2.......     142.1        -       40.9          -       183.0
     Millstone 3.......      96.3       5.6      26.0          -       127.9
     Seabrook..........       3.8        -         -         35.2       39.0
       Total...........    $452.7      $5.6    $125.6       $35.2     $619.1

     In 1986, the DPUC approved the establishment of separate external trusts for the currently tax-deductible portions of decommissioning expense accruals for Millstone 1 and 2 and for all expense accruals for Millstone 3.

     WMECO has established independent trusts to hold all decommissioning expense collections from customers. The DTE has authorized WMECO to collect its current decommissioning estimate for the three Millstone units.

     New Hampshire enacted a law in 1981 requiring the creation of a state-managed fund to finance decommissioning of any units in that state. NAEC's costs for decommissioning are billed by it to PSNH and recovered by PSNH under the Rate Agreement. Under the Rate Agreement, PSNH is entitled to a base rate increase to recover increased decommissioning costs. In its recent restructuring orders, the NHPUC determined that PSNH would be allowed to recover decommissioning costs through stranded cost charges. See "Rates-- New Hampshire Retail Rates" for further information on the Rate Agreement and restructuring.

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

     Based on a continued unit operation study filed with the DPUC in 1998, CL&P and WMECO decided to shutdown Millstone 1 and instead prepare for final decommissioning. The total estimated decommissioning costs, which have been updated to reflect the early shutdown of the unit, are approximately $692.0 million as of December 31, 1998 ($560.5 million for CL&P and $131.5 million for WMECO). CL&P and WMECO use external trusts to fund the estimated decommissioning costs of Millstone 1. At December 31, 1998, the fair market value of the balance in the trusts was approximately $269.2 million ($210.5 million for CL&P and $58.7 million for WMECO). In addition, CL&P had previously established a decommissioning reserve on its books which represents amounts which have been collected by CL&P, but not funded to the external decommissioning trust, and will also be used to fund the total estimated decommissioning obligation of Millstone 1. At December 31, 1998, the balance of this account was approximately $21.9 million.

     In the February 5, 1999 rate decision, the DPUC allowed for the recovery of CL&P's decommissioning and closure obligations for Millstone 1. A proceeding to determine the decommissioning amounts to be recovered for Millstone 1 will be commenced in 1999. CL&P expects to seek recovery of decommissioning related costs for its interests in other nuclear units in restructuring proceedings to be commenced in 1999.

     WMECO is seeking recovery of decommissioning related costs as part of their restructuring regulatory proceedings. Based upon the restructuring law in Massachusetts, management believes it is probable that WMECO will be allowed to recover from customers the estimated remaining costs associated with Millstone 1 which have been recorded on their balance sheets as a deferred asset, including decommissioning, unrecovered plant and related assets, and other expenditures. WMECO has recorded a liability on its balance sheets for its share of the total estimated obligation to decommission the plant.

     CYAPC, YAEC, VYNPC and MYAPC are all collecting revenues for decommissioning from their power purchasers. The table below sets forth the System companies' estimated share of decommissioning costs (and closure costs where applicable) of the Yankee units. The estimates are based on the latest site studies. For information on the equity ownership of the System companies in each of the Yankee units, see "Electric Operations--Nuclear Generation--General."

                            CL&P       PSNH      WMECO     System
                                        (Millions)
     VY................   $  54.4     $21.2      $13.3     $ 84.8
     Yankee Rowe*......      20.0       5.7        5.7       31.5
     CY*...............     172.0      24.9       47.4      244.3
     MY*...............      85.8      35.8       21.5      143.0
       Total...........   $ 328.2     $87.6      $87.8     $503.6

* As discussed more fully below, the costs shown include all of the expected future billings associated with the funding of decommissioning, recovery of remaining assets and other closure costs associated with the early retirement of Yankee Rowe, CY and MY as of December 31, 1998 which have been recorded as an obligation on the books of the System companies.

     As of December 31, 1998 the System's share of the external decommissioning trust fund balances (at market), which have been recorded on the books of the Yankee Companies, is as follows:


                            CL&P       PSNH      WMECO     System
                                         (Millions)
     VY................    $ 21.7     $ 9.1      $ 5.7     $ 36.5
     Yankee Rowe.......      36.4      10.4       10.4       57.2
     CY................      89.9      13.0       24.8      127.7
     MY................      25.5      10.6        6.4       42.5
       Total...........    $173.5     $43.2      $47.2     $264.0

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

     On August 31, 1998, the FERC Administrative Law Judge (ALJ) released an initial decision regarding the December 1996 filing. The decision contained provisions which would allow for the recovery, through rates, of the balance of the NU System companies' net unamortized investment in CY, which was approximately $51.7 million as of December 31, 1998. The decision also called for the disallowance of the recovery of a portion of the return on the CY investment. The ALJ's decision also stated that decommissioning collections should continue to be based on the previously approved estimate of $309.1 million (in 1992 dollars), with an inflation adjustment of 3.8 percent per year, until a new, more reliable estimate has been prepared and tested.

     During October 1998, both CYAPC and the NU Owners filed briefs on exceptions to the ALJ decision. If the initial ALJ decision is upheld, CYAPC could be required to write off a portion of the regulatory asset associated with the plant closing.

     If upheld, CYAPC's management has estimated the effect of the ALJ decision on CYAPC's earnings to be approximately $37.5 million, of which the NU Owners' share would be approximately $18.4 million. NU management cannot predict the outcome of the hearing at this time, however, NU will continue to support CYAPC's efforts to contest this initial decision.

     MYAPC also accrues decommissioning costs on the basis of immediate dismantlement at retirement. On January 14, 1998, MYAPC made a filing with FERC to amend its power contracts with the owners/purchasers and revise its decommissioning and other charges. FERC accepted the proposed application for filing, and made the amendments and the proposed charges under the contracts effective on January 15, 1998 subject to refund after hearings.
On January 18, 1999, MYAPC filed an offer of settlement which, if accepted by the FERC, will resolve all the issues in the FERC decommissioning rate case proceeding. The settlement provides, among other things, the following:
(1) MYAPC will collect $33.6 million annually to pay for decommissioning and spent fuel; (2) its return on equity will be set at 6.5 percent; (3) MYAPC is permitted full recovery of all unamortized investment in MY, including fuel, and (4) an incentive budget for decommissioning is set at $436.3 million. For information regarding a dispute between the sponsors of MY and a number of municipalities and cooperatives which had purchase agreements with MYAPC, see "Item 3. Legal Proceedings."

     Effective January 1996, YAEC began billing its sponsors, including CL&P, WMECO and PSNH, amounts based on a revised estimate approved by FERC that assumes decommissioning by the year 2000.

     For more information regarding nuclear decommissioning, see "Nuclear Decommissioning and Plant Closure Costs" in the notes to NU's, CL&P's, PSNH's, WMECO's and NAEC's financial statements.



                  OTHER REGULATORY AND ENVIRONMENTAL MATTERS

ENVIRONMENTAL REGULATION

     GENERAL

     The System and its subsidiaries are subject to federal, state and local regulations with respect to water quality, air quality, toxic substances, hazardous waste and other environmental matters. Additionally, the System's major generation and transmission facilities may not be constructed or significantly modified without a review by the applicable state agency of the environmental impact of the proposed construction or modification. Compliance with environmental laws and regulations, particularly air and water pollution control requirements, may limit operations or require substantial investments in new equipment at existing facilities.

     SURFACE WATER QUALITY REQUIREMENTS

     The federal Clean Water Act (CWA) requires every "point source" discharger of pollutants into navigable waters to obtain a National Pollutant Discharge Elimination System (NPDES) permit from the United States Environmental Protection Agency (EPA) or state environmental agency specifying the allowable quantity and characteristics of its effluent. System facilities have all required NPDES permits in effect, but several of these permits are currently in the renewal process. Compliance with NPDES and state water discharge permits has necessitated substantial expenditures, which are difficult to estimate, and may require further expenditures because of additional requirements that could be imposed in the future. For information regarding a lawsuit related to alleged violations of certain facilities' NPDES permits, see "Item 3. Legal Proceedings."

     The Federal Oil Pollution Act of 1990 (OPA 90) sets out the requirements for facility response plans and periodic inspections of spill response equipment at facilities that can cause substantial harm to the environment by discharging oil or hazardous substances into the navigable waters of the United States and onto adjoining shorelines. The System companies are currently in compliance with the requirements of OPA 90. OPA 90 includes limits on the liability that may be imposed on persons deemed responsible for release of oil. The limits do not apply to oil spills caused by negligence or violation of laws or regulations. OPA 90 also does not preempt state laws regarding liability for oil spills. In general, the laws of the states in which the System owns facilities and through which the System transports oil could be interpreted to impose strict liability for the cost of remediating releases of oil and for damages caused by releases. The System currently carries general liability insurance in the total amount of $100 million annual coverage for oil spills.

     AIR QUALITY REQUIREMENTS

     The Clean Air Act Amendments of 1990 (CAAA) impose stringent requirements on emissions of sulfur dioxide (SO2) and nitrogen oxide (NOX) for the purpose of controlling acid rain and ground level ozone. In addition, the CAAA address the control of toxic air pollutants. Installation of continuous emissions monitors and expanded permitting provisions also are included. Compliance with CAAA requirements has cost the System approximately $48 million as of December 31, 1998: $11 million for CL&P, $33 million for PSNH, $1 million for WMECO and $3 million for HWP. Compliance costs for additional federal and state NOX control requirements to be effective in 1999 are currently estimated to be approximately $10 million for both CL&P and PSNH. In addition, PSNH expects to spend approximately $2 million a year for SO2 allowances.

     Existing and future federal and state air quality regulations, including Connecticut and Massachusetts restructuring legislation, which requires development of generator performance standards, and recently proposed regulations seeking to impose new source standards on existing units, could hinder or possibly preclude the construction of new, or the modification of existing, fossil units in the System's service area and could raise the capital and operating cost of existing units. The ultimate cost impact of these requirements on the System cannot be estimated because of uncertainties about how EPA and the states will implement various requirements of the CAAA.

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

     HAZARDOUS WASTE REGULATIONS

     As many other industrial companies have done in the past, System companies disposed of residues from operations by depositing or burying such materials on-site or disposing of them at off-site landfills or facilities. Typical materials disposed of include coal gasification waste, fuel oils, gasoline and other hazardous materials that might contain polychlorinated biphenyls (PCBs). It has since been determined that deposited or buried wastes, under certain circumstances, could cause groundwater contamination or create other environmental risks. The System has recorded a liability for what it believes is, based upon currently available information, its estimated environmental remediation costs for waste disposal sites for which the System companies expect to bear legal liability, and continues to evaluate the environmental impact of its former disposal practices.
Under federal and state law, government agencies and private parties can attempt to impose liability on System companies for such past disposal.
At December 31, 1998, the liability recorded by the System for its estimated environmental remediation costs for known sites needing remediation including those sites described below, exclusive of recoveries from insurance or from third parties, was approximately $21.5 million, within the range of $21.5 million to $36.4 million. These costs could be significantly higher if alternative remedies become necessary.

     Under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, commonly known as Superfund, EPA has the authority to clean up or order clean up of hazardous waste sites and to impose the clean up costs on parties deemed responsible for the hazardous waste activities on the sites. Responsible parties include the current owner of a site, past owners of a site at the time of waste disposal, waste transporters and waste generators. The System currently is involved in one Superfund site in New Jersey, one in New Hampshire and one in Kentucky, which could have a material impact on the System. The System has committed in the aggregate approximately $1.3 million to its share of the clean up of these sites.

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

     CL&P owns two sections of an abandoned railroad bed in Portland and Ridgefield, Connecticut. Past studies of portions of the railroad bed have indicated elevated levels of arsenic in the upper two to three feet of soil at both locations. A portion of the Portland site was cleaned up in 1997, but the System reserved approximately $1.8 million for future remediation efforts.

     PSNH contacted New Hampshire Department of Environmental Services (NHDES) in December 1993 concerning possible coal tar contamination in Laconia, New Hampshire, in Lake Opechee and the Winnipesaukee River near an area where PSNH and a second PRP formerly owned and operated a coal gasification plant from the late 1800's to the 1950's. A comprehensive site investigation was completed in December 1996. This study has shown that byproducts from the operation of the former manufactured gas plant are present in groundwater, subsurface soil and in the sediments of the adjacent Winnipesaukee River. A remediation action plan is currently under review by the NHDES. A reserve of $3.8 million has been established for this site. PSNH has also recently received requests from NHDES to conduct site investigations at three additional former manufactured gas plant sites. These sites are located in Keene, Nashua, and Dover, New Hampshire.
Studies are now being planned to understand site conditions and any environmental impacts. PSNH is also involved in other site studies to assess contamination, but PSNH's liability at these sites is not expected to be material.

     Environmental contaminants have been identified at the former Manchester Steam generating station in Manchester, New Hampshire. The NHDES has requested additional studies to occur at the site in 1999. A reserve of $4.1 million has been established for abatement and remediation at the site.

     In Massachusetts, System companies have been designated by the Massachusetts Department of Environmental Protection (MDEP) as a PRP for twelve sites under MDEP's hazardous waste and spill remediation program. At two sites, the System may incur remediation costs that may be material to HWP depending on the remediation requirements. At one site, HWP has been identified by MDEP as one of three PRPs in a coal tar site in Holyoke, Massachusetts. HWP owned and operated the Holyoke Gas Works from 1859 to 1902. The site is located on the east side of Holyoke, adjacent to the Connecticut River and immediately downstream of HWP's Hadley Falls Station. MDEP has designated both the land and river deposit areas as priority waste disposal sites. The PRPs have been notified of the need to remove tar deposits from the river. To date, HWP has spent approximately $1 million for river studies and construction costs related to the site. The total estimated costs for removal of tar patches in the river range from $2 million to $3 million. HWP has agreed to complete the removal of tar patches following negotiations of a consent decree with various state and federal regulatory agencies.

     The second site is a former manufactured gas plant facility in Easthampton, Massachusetts. WMECO predecessor companies owned and operated the Easthampton Gas Works from 1864 to 1924. Previous investigations have identified coal tar deposits on the land portion of the site. An analysis of the human, health and ecological risks at the site and a remedial action plan will be submitted to the MDEP in 1999. WMECO has reserved approximately $1.3 million for remediation costs for the site.

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

ELECTRIC AND MAGNETIC FIELDS

     Published reports have discussed the possibility of adverse health effects from electric and magnetic fields (EMF) associated with electric transmission and distribution facilities and appliances and wiring in buildings and homes. Most researchers, as well as numerous scientific review panels considering all significant EMF epidemiological and laboratory studies to date, agree that current information remains inconclusive, inconsistent and insufficient for characterizing EMF as a health risk.

     Based on this information, management does not believe that a causal relationship between EMF exposure and adverse health effects has been established or that significant capital expenditures are appropriate to minimize unsubstantiated risks. The System companies have closely monitored research and government policy developments for many years and will continue to do so.

     If further investigation were to demonstrate that the present electricity delivery system is contributing to increased risk of cancer or other health problems, the industry could be faced with the difficult problem of delivering reliable electric service in a cost-effective manner while managing EMF exposures. To date, no courts have concluded that individuals have been harmed by EMF from electric utility facilities, but if utilities were to be found liable for damages, the potential monetary exposure for all utilities, including the System companies, could be enormous. Without definitive scientific evidence of a causal relationship between EMF and health effects, and without reliable information about the kinds of changes in utilities' transmission and distribution systems that might be needed to address the problem, if one is found, no estimates of the cost impacts of remedial actions and liability awards are available.

     See "Item 3. Legal Proceedings" for information about lawsuits brought against NU by plaintiffs regarding EMF exposure.

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

     The System companies currently hold FERC licenses for 19 hydroelectric projects aggregating approximately 1,375 MW of capacity, located in Connecticut, Massachusetts and New Hampshire. CL&P, WMECO and PSNH have proposed to auction their hydroelectric projects in the future.

     The license for HWP's Holyoke Project expires in late 1999. On September 3, 1997, HWP filed its application for a new license for the Holyoke Project. On August 29, 1997, a competing application for the project was submitted by the Ashburnham Municipal Light Plant and the
Massachusetts Municipal Wholesale Electric Company.   The competing
application proposes to add an additional 15 MW of generating capacity at the site, as well as additional changes, modifications and improvements to the facility. The competing license application was amended to add the City of Holyoke Gas and Electric Department as an additional applicant.

     Absent significant differences in the competing license applications the Federal Power Act gives a preference to an existing licensee for the new license. If the license is awarded to a competing applicant, HWP is entitled to compensation equal to the lesser of book value or fair market value and severance damages pursuant to the Federal Power Act. Completion of all licensing activities and issuance of a new license is expected by September 1, 1999.

     CL&P's FERC licenses for operation of the Falls Village and Housatonic Hydro Projects expire in 2001. A draft license application, which proposes to combine both projects under one license is scheduled to be completed in the first quarter of 1999. A final license application is expected to be submitted to FERC in the third quarter of 1999.

     FERC has issued a notice indicating that it has authority to order project licensees to decommission projects that are no longer economic to operate. The potential costs of decommissioning a project, however, could be substantial. FERC has recently ordered its first project decommissioning under this authority. It is likely that this FERC decision will be appealed.

                                    EMPLOYEES

     As of December 31, 1998, the System companies had 9,077 full and part-time employees on their payrolls, of which 2,379 were employed by CL&P, 1,265 by PSNH, 533 by WMECO, 77 by HWP, 1,624 by NNECO, 2,355 by NUSCO and 844 by NAESCO. NU, NAEC, Mode 1, NUEI, NGC, NGS, and Select Energy have no employees.

     Approximately 2,300 employees of CL&P, PSNH, WMECO, NAESCO and HWP are covered by ten union agreements, which expire between May 31, 1999 and October 1, 2001.


                                     YEAR 2000

     For information regarding the System's efforts to address this issue, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 2. Properties

     The physical properties of the NU System are owned or leased by subsidiaries of NU. CL&P's principal plants and other properties are located either on land which is owned in fee or on land, as to which CL&P owns perpetual occupancy rights adequate to exclude all parties except possibly state and federal governments, which has been reclaimed and filled pursuant to permits issued by the United States Army Corps of Engineers. The principal properties of PSNH are held by it in fee. In addition, PSNH leases space in an office building under a 30-year lease expiring in 2002. WMECO's principal plants and a major portion of its other properties are owned in fee, although one hydroelectric plant is leased. NAEC owns a
35.98 percent interest in Seabrook 1 and approximately 560 acres of exclusion area land located around the unit. In addition, CL&P, PSNH, and WMECO have certain substation equipment, data processing equipment, nuclear fuel, gas turbines, nuclear control room simulators, vehicles, and office space that are leased. With few exceptions, the NU System companies' lines are located on or under streets or highways, or on properties either owned or leased, or in which the company has appropriate rights, easements, or permits from the owners.

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

     The NU System companies' properties are well maintained and are in good operating condition.

Transmission and Distribution System

     At December 31, 1998, the NU System companies owned 103 transmission and 400 distribution substations that had an aggregate transformer capacity of 25,186,669 kilovoltamperes (kVa) and 9,153,470 kVa, respectively; 3,074 circuit miles of overhead transmission lines ranging from 69 kilovolt (kV) to 345 kV, and 192 cable miles of underground transmission lines ranging from 69 kV to 138 kV; 32,952 pole miles of overhead and 2,060 conduit bank miles of underground distribution lines; and 409,210 line transformers in service with an aggregate capacity of 17,399,000 kVa.



Electric Generating Plants

     As of December 31, 1998, the electric generating plants of the NU System companies and the NU System companies' entitlement in the generating plant of the Vermont Yankee regional generating company were as follows (See "Item 1. Business - Electric Operations, Nuclear Generation" for information on ownership and operating results for the year.):

                                                                      Claimed
                                                          Year      Capability*
Owner      Plant Name (Location)           Type        Installed    (kilowatts)

CL&P       Millstone (Waterford, CT)
             Unit 2**                     Nuclear         1975        708,345
             Unit 3                       Nuclear         1986        603,436
           Seabrook (Seabrook, NH)        Nuclear         1990         47,175
           VT Yankee (Vernon, VT)         Nuclear         1972         45,189
           Total Nuclear-Steam Plants     ( 4 units)                1,404,145
           Total Fossil-Steam Plants      (10 units)    1954-73     1,883,000
           Total Hydro-Conventional       (25 units)    1903-55        98,970
           Total Hydro-Pumped Storage     ( 7 units)    1928-73       937,100
           Total Internal Combustion      (20 units)    1966-96       567,540
           Total CL&P Generating Plant    (66 units)                4,890,755

PSNH       Millstone (Waterford, CT)
             Unit 3                       Nuclear          1986        32,461
           VT Yankee (Vernon, VT)         Nuclear          1972        18,999
           Total Nuclear-Steam Plants    ( 2 units)                    51,460
           Total Fossil-Steam Plants     ( 7 units)      1952-78    1,056,918
           Total Hydro-Conventional      (20 units)      1917-83       67,930
           Total Internal Combustion     ( 5 units)      1968-70      101,850
           Total PSNH Generating Plant   (34 units)                 1,278,158

WMECO      Millstone (Waterford, CT)
             Unit 2**                     Nuclear          1975       166,155
             Unit 3                       Nuclear          1986       139,519
           VT Yankee (Vernon, VT)         Nuclear          1972        11,904
           Total Nuclear-Steam Plants     ( 3 units)                  317,578
           Total Fossil-Steam Plants      ( 3 units)      1949-57     209,460
           Total Hydro-Conventional       (27 units)     1904-34      110,910***
           Total Hydro-Pumped Storage     ( 4 units)     1972-73      212,800
           Total Internal Combustion      ( 3 units)     1968-69       63,500
           Total WMECO Generating Plant   (40 units)                  914,248


                                                                      Claimed
                                                          Year      Capability*
Owner      Plant Name (Location)           Type        Installed    (kilowatts)

NAEC       Seabrook (Seabrook, NH)        Nuclear          1990       418,111

HWP        Mt. Tom (Holyoke, MA)          Fossil-Steam     1960       147,000
           Total Hydro-Conventional       (15 units)    1905-1983      43,560
           Total HWP Generating Plant     (16 units)                  190,560

NU System  Millstone (Waterford, CT)
             Unit 2**                     Nuclear          1975       874,500
             Unit 3                       Nuclear          1986       775,416
           Seabrook (Seabrook, NH)        Nuclear          1990       465,286
           VT Yankee (Vernon, VT)         Nuclear          1972        76,092
           Total Nuclear-Steam Plants     ( 4 units)                2,191,294
           Total Fossil-Steam Plants      (21 units)     1952-78    3,296,378
           Total Hydro-Conventional       (87 units)     1903-83      321,370
           Total Hydro-Pumped Storage     ( 7 units)     1928-73    1,149,900
           Total Internal Combustion (28 units) 1966-96 732,890 Total NU System Generating Plant
           Including Vermont Yankee      (147 units)                7,691,832
           Excluding Vermont Yankee      (146 units)                7,615,740


  *Claimed capability represents winter ratings as of December 31, 1998.

 **The number shown represents claimed capability at December 31, 1996.
   Millstone 2 has been out of service since February 21, 1996. The company has restructured its nuclear organization and is currently
   implementing comprehensive plans to restart the unit.   The actual date
   of the return to service for the unit is dependent, in part, upon the completion of independent inspections and reviews by the NRC and a vote by the NRC Commissioners. Millstone 2 is expected to be ready to restart in the spring of 1999.

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

     CL&P. Subject to the power of alteration, amendment or repeal by the General Assembly of Connecticut and subject to certain approvals, permits and consents of public authority and others prescribed by statute, CL&P has, subject to certain exceptions not deemed material, valid franchises free from burdensome restrictions to provide electric transmission and distribution services, and, until January 2000, to sell electricity, in the respective areas in which it is now supplying such service.

     In addition to the right to provide electric transmission and distribution services as set forth above, the franchises of CL&P include, among others, limited rights and powers, as set forth in Public Act 98-28, to manufacture, generate, purchase and sell electricity at retail, including to provide standard offer, backup and default service, to sell electricity at wholesale to other utility companies and municipalities and to erect and maintain certain facilities on public highways and grounds, all subject to such consents and approvals of public authority and others as may be required by law. The franchises of CL&P include the power of eminent domain. For a more detailed discussion of Public Act 98-28, see "Item 1. Business - Electric Industry Restructuring."

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



ITEM 3 - LEGAL PROCEEDINGS

1.   Litigation Relating to Electric and Magnetic Fields

     On October 14, 1998, the plaintiffs withdrew the remaining lawsuit pending in Connecticut Superior Court alleging physical and emotional damages from exposure to EMF in which NU and CL&P were defendants, thus ending all material litigation against NU and CL&P relating to EMF.

2. Connecticut DPUC - CL&P's Petition for Declaratory Ruling Regarding Proposed Retail Sales of Electricity by Texas-Ohio Power, Inc. (TOP).

     In February 1998 the Connecticut Supreme Court ruled that TOP was a foreign electric company and therefore was prohibited from making retail sales of electricity in Connecticut. The Court also ruled that the DPUC was correct in finding that because TOP did not use public streets it was not an electric light company prohibited by Connecticut corporate law from making retail electric sales. The Court made it clear that it would have ruled differently on this issue if TOP were using public streets.

     On September 3, 1998, the bankruptcy court for the Southern District of Texas - Houston Division granted a Joint Motion to Dismiss filed by the parties to a related lawsuit. CL&P had been sued in the fall of 1997 by Triple C Power, Inc., the successor of the bankrupt TOP. The lawsuit stemmed from CL&P's petition for declaratory rulings from the DPUC.

3.   Connecticut Attorney General - Civil Environmental Lawsuit

     On October 5, 1998, the Connecticut Superior Court, after hearing arguments, approved a settlement which resolved a civil lawsuit by the Connecticut Department of Environmental Protection (CDEP) against NNECO and NUSCO for violations of the Millstone Station water permit and Connecticut water discharge regulations. The settlement required NNECO to pay a $700,000 civil penalty and expend $500,000 to fund three supplemental environmental projects. NNECO is also required to perform and have third-party review of two environmental audits of its water compliance program and to inform the CDEP of major changes to its environmental management system.
An intervening party has appealed the approval of the settlement to Connecticut Appellate Court.

4.   Connecticut Municipal Electric Energy Cooperative (CMEEC) Dispute

     In mid-April 1998, the FERC issued an order accepting CL&P's filing of a settlement with the Connecticut Municipal Electric Energy Cooperative (CMEEC) over issues arising under the Millstone Units 1 and 2 life of unit contract. The filing had requested a March 3, 1998 termination date for the Millstone Units 1 and 2 contract, and a date of October 31, 1998 for the termination of several CL&P fossil/hydro contracts with CMEEC. In accordance with the settlement, CL&P received a lump sum payment of $24 million from CMEEC, which had been held in escrow pending FERC approval of the settlement and the completion of certain additional steps related to the court and arbitration proceedings.

5.   FERC - Transmission Charges Disputes

     On May 18, 1998, the FERC issued an order requiring certain NU system companies, primarily CL&P and WMECO, to refund disputed transmission charges to MMWEC, United Illuminating and other customers whose transmission rates are subject to this order. Refunds amounting to approximately $10 million have been paid to customers and a refund compliance report has been submitted to the FERC, which report is pending final approval.

6.   Shareholder Securities Class Actions

     Consolidated Federal Court Actions: Pursuant to a court order dated October 1, 1997, the six class actions separately filed against NU in 1996 were consolidated for pre-trial and trial purposes. The actions are based on various Federal securities law and common law theories alleging misrepresentations and omissions in public disclosures related to the System's nuclear situation. These complaints represent classes of plaintiffs who purchased or otherwise acquired NU common stock during periods ranging from March 1994 to April 1996. This matter is currently in mediation.

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

7.   Millstone 3 - Joint Owner Litigation

     CL&P and WMECO, through NNECO as agent, operate Millstone 3, at cost and without profit, under a Sharing Agreement. On August 7, 1997, the non-NU owners of Millstone 3 filed demands for arbitration with CL&P and WMECO as well as three lawsuits in Massachusetts Superior Court against NU and its current and many of its former trustees. The non-NU owners raise a number of contract, tort and statutory claims, arising out of the operation of Millstone 3. The demands and lawsuits seek to recover compensatory damages, punitive damages, treble damages and attorneys' fees. Owners representing approximately two-thirds of the non-NU interests in Millstone 3 have claimed compensatory damages in excess of $200 million. The NU companies believe there is no legal basis for the claims and intend to defend against them vigorously. An arbitrator to hear the claims against CL&P and WMECO has been appointed and hearings are scheduled to commence in the fall of 1999. The defendants, including NU, in the three lawsuits requested consolidation of those actions, which request was granted. Additionally, NU filed motions for summary judgment in December 1998, which motions are still pending.

8.   Maine Yankee - Secondary Purchasers Dispute

     A number of municipalities and cooperatives (Secondary Purchasers) notified the sponsors of MY, including CL&P, WMECO and PSNH, that they consider their purchase and payment obligations under their purchase agreements to have been terminated as a result of the August 6, 1997 decision by the MYAPC Board of Directors (MY Board) to retire MY. Accordingly, these Secondary Purchasers informed the sponsors that they would be making no further payments under the contracts for the period following the MY Board's decision. Through such contracts, the sponsors agreed to deliver a portion of the capacity and electrical output from MY until the year 2003 in exchange for payment by the Secondary Purchasers of a pro rata share of the plant's costs and expenses.

     Following a series of regulatory and legal proceedings related to this matter at the FERC and in Maine state courts, on February 5, 1999, the parties filed a settlement with the FERC in this matter. A separate settlement related to the MY decommissioning rate case was filed with the FERC on January 18, 1999. Upon an order from the FERC accepting the settlements, the Secondary Purchasers will make a total settlement payment of $16.5 million in full satisfaction of their obligations with respect to all past and future MY-related operations and decommissioning costs.

9. Southeastern Connecticut Regional Resources Recovery Authority (SCRRRA) Contract Disputes

     On March 31, 1998, the Connecticut Supreme Court issued a decision in connection with one of three disputes involving CL&P and SCRRRA. In its decision, the Court ruled that CL&P was obligated to pay the contract rate specified in their electricity purchase agreement for the entire net electric output of SCRRRA's trash-to-energy plant in Preston rather than for the lower output level specified in the agreement. As a result of this decision, CL&P agreed to a payment schedule which obligated it to pay SCRRRA approximately $3.8 million plus accrued interest of approximately $700,000. Most of the amount paid will be recovered through CL&P's energy adjustment clause.

     On November 25, 1998, the DPUC approved a settlement and an associated amendment, providing for alternative rates, to the SCRRRA contract. This resolved the second SCRRRA dispute, which related to Connecticut's so-called "municipal rate law." The amendment lowered the rate CL&P pays to SCRRRA for electricity. As a result of this contract amendment and settlement, CL&P withdrew the litigation it had initiated in the remaining dispute involving SCRRRA.

10.  Connecticut DPUC - Energy Adjustment Clause (EAC)

     CL&P has appealed to Connecticut Superior Court a DPUC order that, pending a final ruling in CY's decommissioning proceeding currently before the FERC, CL&P exclude from its EAC rate the replacement power costs resulting from the retirement of CY. The appeal has been briefed and argued and a decision is pending. Pursuant to the February 5, 1999 CL&P rate decision, DPUC permitted CL&P to collect CY replacement power costs on a current basis effective September 28, 1998. The deferred amount prior to September 28, 1998 was approximately $75 million.

11.  Amended Partial Requirements Agreement (APRA)

     On May 29, 1998, FERC issued an order rejecting PSNH's complaint against the New Hampshire Electric Cooperative, Inc. (NHEC) concerning
NHEC's solicitation of bids from qualifying facilities (QFs) to supplant wholesale purchase obligations it has with PSNH under the APRA. FERC ruled that NHEC's purchase obligations under the APRA expressly allow it to purchase QF power and that the price for such purchases may be determined by negotiation between NHEC and the individual QF. Additionally, the decision ordered PSNH to refund to NHEC any overcollections with interest.
On October 6, 1998, FERC issued a final decision rejecting PSNH's request for clarification and rehearing of the May 1998 order. Refunds were made in the amount of approximately $98,000. The financial impact of this decision in the future will vary depending upon the level of purchases from the QFs made by NHEC.

     On February 24, 1999, FERC issued a decision in a separate proceeding concerning a dispute between PSNH and NHEC over the requirements of the APRA after the initiation of competition within NHEC's service territory. The FERC held that the APRA requires NHEC to pay PSNH for all capacity metered at the delivery points, but that NHEC is not required to pay PSNH for energy purchased by its members from competitive sources. The financial impact of this decision in the future will depend upon the implementation of restructuring in NHEC's service area.

     On March 23, 1998, NHEC requested that FERC initiate another proceeding relating to the APRA's wholesale Fuel and Purchased Power Adjustment Clause (FPPAC). NHEC's complaint is based on actions taken by the NHPUC concerning PSNH's retail FPPAC charge. On November 30, 1998, FERC issued an order rejecting most of NHEC's arguments. With respect to issues concerning the prudence of post-retirement expenditures for MY and CY, FERC deferred any ruling pending its decisions in hearings related to those plants. FERC determined a hearing is necessary to determine the prudence of pre-retirement costs related to MY and CY. In December 1998, a tentative settlement was reached with NHEC on the remaining issues which were set for hearing before the FERC. Under the settlement, PSNH will provide NHEC with a credit toward current or future obligations. The amount of the credit is not expected to be material.

     In 1998, PSNH had sales to NHEC, under the APRA, of approximately $60.7 million. During 1998, NHEC paid PSNH an average of 10.8 cents per kWh for these sales.

12. NRC Office of Investigations and U.S. Attorney Investigations and Related Matters

     The NRC's Office of Investigations (OI) has been examining various matters at Millstone and CY, including but not limited to procedural and technical compliance matters and employee concerns. One of these matters was referred, and others may be referred, to the Office of the U.S. Attorney for the District of Connecticut (U.S. Attorney) for possible criminal prosecution. The referred matter concerned full core off-load procedures and related matters at Millstone. On October 2, 1998, the Company was informed that the U.S. Attorney had declined prosecution of this matter. Also, in July 1998, the Company was informed that the U.S. Attorney's Office had declined prosecution of issues arising from the 1996 nuclear workforce reduction. The U.S. Attorney is also reviewing possible criminal violations arising out of certain other activities at Millstone and CY, including its licensed operator training programs. NU has been informed by the government that it is a target of the investigation, but that no one in senior management is either a target or a subject of their investigations.

     The U.S. Attorney, together with the U.S. EPA, is also investigating possible criminal violations of federal environmental laws at certain NU facilities, including Millstone and Devon. NU has been informed by the government that it is a target of the investigation, but that no one in senior management is either a target or a subject of their investigations.

     Management does not believe that any System company or officer has engaged in conduct that would warrant a federal criminal prosecution. NU intends to continue to fully cooperate with the OI and the U.S. Attorney in their ongoing investigations.

13.  NRC - Spent Fuel Pool Off-Load Practices 2.206 Petition

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

     On December 26, 1996, the Acting Director of the Office of Nuclear Reactor Regulation issued a partial decision granting, in part, the petition. The decision concluded that the design of the spent fuel pool and related system at Millstone 1 was adequate, and that the full core offload practices at that unit, Millstone 3 and Seabrook were safe. The petitioners' assertions regarding Millstone 2 were not substantiated. On October 15, 1998, NNECO waived the five year statute of limitations with respect to the NRC's ability to initiate a civil penalty action for a reporting issue related to the Millstone 1 full-core offload issue. The NRC is presently reviewing the matter and is expected to take action on this issue in the near future.

14.  Other Legal Proceedings

     The following sections of Item 1. "Business" discuss additional legal proceedings: See "Electric Industry Restructuring" and "Rates" for information about CL&P's rate and energy adjustment clause proceedings, various state restructuring proceedings and civil lawsuits related thereto and NHPUC proceedings involving PSNH's franchise rights; "Electric Operations-- Transmission Access and FERC Regulatory Changes" for information about proceedings relating to power and transmission issues; "Electric Operations-- Nuclear Generation" and "Electric Operations--Nuclear Plant Performance and Regulatory Oversight" for information related to nuclear plant performance, nuclear fuel enrichment pricing, high-level and low-level radioactive waste disposal, decommissioning matters and NRC regulation; "Other Regulatory and Environmental Matters" for information about proceedings involving surface water and air quality, toxic substances and hazardous waste, electric and magnetic fields, licensing of hydroelectric projects, and other matters.



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

          Year       Quarter         High           Low

          1998       First         $14 5/16      $11 11/16
                     Second         17            13 5/8
                     Third          17 1/16       14 3/8
                     Fourth         17 1/4        15 7/16

          1997       First         $14 1/4      $  7 5/8
                     Second          9 7/8         7 3/4
                     Third          10 9/16        9
                     Fourth         13 15/16       9 1/2

     As of January 29, 1999, there were 89,130 common shareholders of record of NU. As of the same date, there were a total of 137,031,264 common shares issued, including 6,029,984 million unallocated ESOP shares held in the ESOP trust.

     No dividends were declared on NU common shares during 1998. NU declared and paid a quarterly dividend of $0.25 per share during the first quarter of 1997. On March 25, 1997, the NU Board of Trustees adopted a resolution suspending the quarterly dividends on NU's common shares, indefinitely. The declaration of future dividends may vary depending on capital requirements and income, as well as financial and other conditions existing at the time.

     Information with respect to dividend restrictions for NU and its subsidiaries is contained in Item 1. Business under the caption "Financing Program - Financing Limitations" and in Note (b) to the "Consolidated Statements of Shareholders' Equity" on page 25 of NU's 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

     CL&P, PSNH, WMECO, and NAEC. The information required by this item is not applicable because the common stock of CL&P, PSNH, WMECO, and NAEC is held solely by NU.

Item 6.    Selected Financial Data

     NU.   Reference is made to information under the heading "Selected
Consolidated Financial Data" contained on page 48 of NU's 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

   CL&P.   Reference is made to information under the heading "Selected
Financial Data" contained on page 53 of CL&P's 1998 Annual Report, which information is incorporated herein by reference.

   PSNH.   Reference is made to information under the heading "Selected
Financial Data" contained on pages 50 and 51 of PSNH's 1998 Annual Report, which information is incorporated herein by reference.

   WMECO. Reference is made to information under the heading "Selected Financial Data" contained on page 45 of WMECO's 1998 Annual Report, which information is incorporated herein by reference.

   NAEC.   Reference is made to information under the heading "Selected
Financial Data" contained on page 30 of NAEC's 1998 Annual Report, which information is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; and

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

     NU.   Reference is made to information under the heading "Management's
Discussion and Analysis" contained on pages 12 through 19 in NU's 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

   CL&P.   Reference is made to information under the heading "Management's
Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 41 through 52 in CL&P's 1998 Annual Report, which information is incorporated herein by reference.

   PSNH.   Reference is made to information under the heading
"Management's Discussion and Analysis of Financial Condition and
Results of Operations" contained on pages 41 through 49 in PSNH's 1998 Annual Report, which information is incorporated herein by reference.

  WMECO.   Reference is made to information under the heading
"Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 37 through 44 in WMECO's 1998 Annual Report, which information is incorporated herein by reference.

   NAEC.   Reference is made to information under the heading "Management's
Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 24 through 29 in NAEC's 1998 Annual Report, which information is incorporated herein by reference.



Item 8.    Financial Statements and Supplementary Data

     NU.   Reference is made to information under the headings "Company
Report," "Report of Independent Public Accountants," "Consolidated Statements of Income," "Consolidated Statements of Comprehensive Income," "Consolidated Statements of Cash Flows," "Consolidated Statements of Income Taxes," "Consolidated Balance Sheets," "Consolidated Statements of Capitalization," "Consolidated Statements of Shareholders' Equity," "Notes to Consolidated Financial Statements," and "Consolidated Statements of Quarterly Financial Data" contained on pages 20 through 47 in NU's 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

   CL&P.   Reference is made to information under the headings
"Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Comprehensive Income," "Consolidated Statements of Cash Flows," "Consolidated Statements of Common Stockholder's Equity," "Notes to Consolidated Financial Statements," "Report of Independent Public Accountants," and "Statements of Quarterly Financial Data" contained on pages 2 through 40 and page 53 in CL&P's 1998 Annual Report, which information is incorporated herein by reference.

   PSNH.   Reference is made to information under the headings "Balance
Sheets," "Statements of Income," "Statements of Comprehensive Income," "Statements of Cash Flows," "Statements of Common Equity," "Notes to Financial Statements," "Report of Independent Public Accountants," and "Statements of Quarterly Financial Data" contained on pages 2 through 40 and page 52 in PSNH's 1998 Annual Report, which information is incorporated herein by reference.

  WMECO.   Reference is made to information under the headings
"Consolidated Balance Sheets," "Consolidated Statements of Income," "Consoldidated Statements of Comprehensive Income," "Consolidated Statements of Cash Flows," "Consolidated Statements of Common Stockholder's Equity," "Notes to Consolidated Financial Statements," "Report of Independent Public Accountants," and "Statements of Quarterly Financial Data" contained on pages 2 through 36 and page 45 in WMECO's 1998 Annual Report, which information is incorporated herein by reference.

   NAEC.   Reference is made to information under the headings "Balance
Sheets," "Statements of Income," "Statements of Cash Flows," "Statements of Common Stockholder's Equity," "Notes to Financial Statements," "Report of Independent Public Accountants," and "Statements of Quarterly Financial Data" contained on pages 2 through 23 and page 30 in NAEC's 1998 Annual Report which information is incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure

     No event that would be described in response to this item has occurred with respect to NU, CL&P, PSNH, WMECO, or NAEC.



                                  PART III


Item 10.   Directors and Executive Officers of the Registrants

NU.
     In addition to the information provided below concerning the executive officers of NU, incorporated herein by reference is the information contained in the sections "Proxy Statement", "Committee Composition and Responsibility", "Common Stock Ownership of Certain Beneficial Owners", "Common Stock Ownership of Management", "Compensation of Trustees", "Executive Compensation", "Pension Benefits", and "Report on Executive Compensation" of the definitive proxy statement for solicitation of proxies by NU's Board of Trustees, dated March 31, 1999, which will be filed with the Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 (the Act).

                                             First           First
                        Positions           Elected         Elected
         Name             Held             an Officer      a Trustee

John H. Forsgren        EVP, CFO           02/01/96           n/a
William T. Frain, Jr.   OTH                02/01/94           n/a
Cheryl W. Grise'        SVP, SEC, GC       06/01/91           n/a
Bruce D. Kenyon         P                  09/03/96           n/a
Hugh C. MacKenzie       P                  07/01/88           n/a
Michael G. Morris       CHB, P, CEO, T     08/19/97        08/19/97
Gary D. Simon           OTH                04/15/98           n/a
Lisa J. Thibdaue        OTH                01/01/98           n/a


CL&P.
                                             First           First
                        Positions           Elected         Elected
         Name             Held             an Officer      a Director


John H. Forsgren        EVP, CFO, D        02/01/96        06/10/96
Cheryl W. Grise'        SVP, SEC, GC       06/01/91           n/a
Bruce D. Kenyon         P, D               09/03/96        09/03/96
Hugh C. MacKenzie       P, D               07/01/88        06/06/90
Michael G. Morris       CH, D              08/19/97        08/19/97
Lisa J. Thibdaue        VP                 01/01/98           n/a




PSNH.
                                             First           First
                        Positions           Elected         Elected
         Name             Held             an Officer      a Director

John C. Collins         D                     n/a          10/19/92
John H. Forsgren        EVP, CFO, D        02/01/96        08/05/96
William T. Frain, Jr.   P, COO, D          03/18/71        02/01/94
Cheryl W. Grise'        SVP, SEC, GC       07/31/98           n/a
Bruce D. Kenyon         P, D               09/03/96        11/24/97
Gerald Letendre         D                     n/a          10/19/92
Hugh C. MacKenzie       D                     n/a          02/01/94
Michael G. Morris       CH, CEO, D         08/19/97        08/19/97
Jane E. Newman          D                     n/a          10/19/92
Lisa J. Thibdaue        VP                 01/01/98           n/a



WMECO.
                                             First           First
                        Positions           Elected         Elected
         Name             Held             an Officer      a Director

John H. Forsgren        EVP, CFO, D        02/01/96        06/10/96
Cheryl W. Grise'        SVP, SEC, AC, GC   06/01/91           n/a
Bruce D. Kenyon         P, D               09/03/96        09/03/96
Hugh C. MacKenzie       P, D               07/01/88        06/06/90
Michael G. Morris       CH, D              08/19/97        08/19/97
Lisa J. Thibdaue        VP                 01/01/98           n/a


NAEC.
                                             First           First
                        Positions           Elected         Elected
         Name             Held             an Officer      a Director

Ted C. Feigenbaum       EVP, CNO           10/21/91           n/a
John H. Forsgren        EVP, CFO, D        02/01/96        11/01/97
Cheryl W. Grise'        SVP, SEC, GC       10/21/91           n/a
Bruce D. Kenyon         P, CEO, D          09/03/96        09/03/96
Michael G. Morris       CH, D              08/19/97        08/19/97




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
COO   -   Chief Operating Officer       T    -  Trustee
D     -   Director                      VP   -  Vice President





          Name             Age   Business Experience During Past 5 Years

John C. Collins (1)        53    Chief Executive Officer, The Hitchcock
                                 Clinic, Dartmouth - Hitchcock Medical
                                 Center since 1977.

Ted C. Feigenbaum (2)      48    Executive Vice President and Chief Nuclear
                                 Officer of NAEC since February, 1996;
                                 previously Senior Vice President of NAEC since 1991; Senior Vice President and Chief
                                 Nuclear Officer of PSNH June, 1992 to August,
                                 1992; President and Chief Executive Officer -
                                 New Hampshire Yankee Division of PSNH
                                 October, 1990 to June, 1992 and Chief Nuclear
                                 Production Officer of PSNH January, 1990 to
                                 June, 1992.

John H. Forsgren (3)       52    Executive Vice President and Chief
                                 Financial Officer of NU, CL&P, PSNH, WMECO and NAEC since February, 1996; previously
                                 Managing Director of Chase Manhattan Bank from 1995 to 1996 and Senior Vice President of The Walt Disney Company from 1990 to 1994.

William T. Frain, Jr.(4)   57    President and Chief Operating Officer of PSNH
                                 since February, 1994; previously Senior Vice
                                 President of PSNH from 1992 to 1994.

Cheryl W. Grise'           46    Senior Vice President, Secretary and
                                 General Counsel of NU, CL&P, PSNH and NAEC and
                                 Senior Vice President, Secretary, Assistant
                                 Clerk and General Counsel of WMECO since July,
                                 1998; previously Senior Vice President and
                                 Chief Administrative Officer of CL&P, PSNH and NAEC, and Senior Vice President of WMECO from December, 1995 to July 1998; previously
                                 Senior Vice President-Human Resources and
                                 Administrative Services of CL&P, WMECO and
                                 NAEC from 1994 to 1995 and Vice President-
                                 Human Resources of CL&P, WMECO and NAEC from
                                 1992 to 1994.

Bruce D. Kenyon (5)        56    President and Chief Executive Officer of NAEC
                                 since September, 1996 and President-Generation
                                 Group of NU, CL&P, PSNH and WMECO since March,
                                 1999; previously President-Nuclear Group of NU,
                                 CL&P, PSNH and WMECO from September, 1996 to
                                 March, 1999; previously President and Chief
                                 Operating Officer of South Carolina Electric and Gas Company from 1990 to 1996.

Gerald Letendre            57    President, Diamond Casting & Machine Co., Inc.
                                 since 1972.



Hugh C. MacKenzie (6)      56    President-Retail Business Group of NU since
                                 February, 1996 and President of CL&P and WMECO since January, 1994; previously Senior Vice
                                 President-Customer Service Operations of CL&P and WMECO from 1990 to 1994.

Michael G. Morris (7)      52    Chairman of the Board, President and Chief
                                 Executive Officer of NU, Chairman and Chief
                                 Executive Officer of PSNH, and Chairman of
                                 CL&P, NAEC and WMECO since August, 1997;
                                 previously President and Chief Executive
                                 Officer of Consumers Power Company from 1994 to 1997 and Executive Vice President and Chief
                                 Operating Officer of Consumers Power Company from 1992 to 1994.

Jane E. Newman (8)         53    Managing Director, The Commerce Group since
                                 January 10, 1999; formerly Dean, Whittemore
                                 School of Business and Economics of the
                                 University of New Hampshire from January, 1998 to January 5, 1999; previously Executive Vice
                                 President and Director, Exeter Trust Company from 1995 to 1997 and President, Coastal
                                 Broadcasting Corporation from 1992 to 1995.

Gary D. Simon (9)          50    Senior Vice President-Strategy and Development
                                 of Northeast Utilities Service Company since
                                 April, 1998.

Lisa J. Thibdaue           45    Vice President-Rates, Regulatory Affairs and
                                 Compliance of CL&P, PSNH and WMECO since
                                 January, 1998; previously Executive Director,
                                 Rates and Regulatory Affairs, Consumers Power
                                 Company from 1996 to 1998 and Director of Regulatory Affairs, Consumers Power Company from 1991 to 1996.


(1) Director of Blue Cross and Blue Shield of Vermont, Fleet Bank - New Hampshire, Hamden Assurance Company Limited and the Business and Industry Association of New Hampshire.
(2) Director of Connecticut Yankee Atomic Power Company, Maine Yankee Atomic Power Company, Vermont Yankee Nuclear Power Corporation, and Yankee Atomic Electric Company.
(3) Director of Connecticut Yankee Atomic Power Company and NorthEast Optic Network, Inc.
(4) Director of the Business and Industry Association of New Hampshire and the Greater Manchester Chamber of Commerce; Trustee of Saint Anselm College.
(5) Trustee of Columbia College and Director of Connecticut Yankee Atomic Power Company.
(6)  Director of Connecticut Yankee Atomic Power Company.
(7)  Director of Connecticut Yankee Atomic Power Company.
(8) Director of Exeter Trust Company, Perini Corporation and Consumers Water Company.
(9)  Director of NorthEast Optic Network, Inc.


     There are no family relationships between any director or executive officer and any other director or executive officer of NU, CL&P, PSNH, WMECO or NAEC.


Item 11.   Executive Compensation

NU.

     Incorporated herein by reference is the information contained in the sections "Executive Compensation", "Summary Compensation Table", "Option/SAR Grants in Last Fiscal Year", "Fiscal Year-End Option/SAR Values", "Pension Benefits", and "Report on Executive Compensation" of the definitive proxy statement for solicitation of proxies by NU, dated March 31, 1999, which will be filed with the Commission pursuant to Rule 14a-6 under the Act.






CL&P, PSNH, WMECO and NAEC                      SUMMARY COMPENSATION TABLE


     The following tables present the cash and non-cash compensation received by the Chief Executive Officer and the next four highest paid executive officers of CL&P, PSNH, WMECO and NAEC, in accordance with rules of the Securities and
Exchange Commission (SEC):

                           Annual Compensation                             Long Term Compensation
                                                                           Awards             Payouts
                                                                                Securities        Long
                                                       Other        Restrict-   Underlying        Term        All
                                                       Annual       ed Stock     Options/       Incentive    Other
                                                      Compensa-     Award(s)      Stock         Program      Compen-
     Name and                   Salary                 tion($)        ($)       Appreciation    Payouts     sation($)
Principal Position      Year    ($)        Bonus($)   (Note 1)     (Note 2)      Rights (#)      ($)         (Note 3)
Michael G. Morris       1998    757,692     891,000    134,376      255,261       64,574          -            4,800
Chairman of the
Board, President        1997    258,333   1,350,000       -            -         500,000          -             -
and Chief Executive
Officer                 1996       -           -          -            -            -             -             -


Bruce D. Kenyon         1998    500,000     300,000       -            -          21,236          -            4,800
President -
Nuclear Group           1997    500,000     300,000       -         306,522      139,745          -             -

                        1996    144,231     400,000       -         499,762         -             -             -


John H. Forsgren        1998    373,077        -          -            -          73,183          -          104,800
Executive Vice
President and           1997    350,000        -          -         378,787      184,382          -           50,000
Chief Financial
Officer                 1996    305,577        -        62,390       80,380         -             -             -


Hugh C. MacKenzie       1998    270,000        -          -            -          15,496        37,652         7,500
President - Retail
Business Group          1997    270,000        -          -         189,778      142,549        26,998         4,800

                        1996    264,904        -          -            -            -           19,834         7,500


Cheryl W. Grise'        1998    209,231        -          -            -          12,916        20,720         6,123
Senior Vice
President,              1997    200,000        -          -         119,109       89,468        15,188         4,800
Secretary and
General Counsel         1996    200,000        -          -            -            -           10,937         6,000
(in CL&P, PSNH and
WMECO tables only)

Ted C. Feigenbaum       1998    260,000      48,750       -          40,961       10,044        20,723         7,800
Executive Vice
President and           1997    260,000      30,119       -            -            -           21,498         4,800
Chief Nuclear Officer
of NAEC                 1996    248,858        -          -            -            -           14,770         7,222
(in NAEC table only)



                             OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                        Individual Grants                        Grant Date Value

                      Number of
                      Securities       % of Total
                      Underlying      Options/SARs                                     Grant Date
                     Options/SARs      Granted to      Exercise or                       Present
                      Granted (#)       Employees      Base Price       Expiration      Value ($)
Name                   (Note 4)       in Fiscal Year     ($/sh)            Date          (Note 4)

Michael G. Morris       64,574            8.18%          16.3125         5/12/2008       255,417

Bruce D. Kenyon         21,236            2.69%          16.3125         5/12/2008        84,098

John H. Forsgren        73,183            9.28%          16.3125         5/12/2008       289,599

Hugh C. MacKenzie       15,496            1.96%          16.3125         5/12/2008        61,367

Cheryl W. Grise'        12,916            1.64%          16.3125         5/12/2008        51,150

Ted C. Feigenbaum       10,044            1.28%          16.3125         5/12/2008        39,776






                                   FY-END OPTION/SAR VALUES

                            Number of Securities                    Value of Unexercised
                           Underlying Unexercised                       In-the-Money
                                Options/SARS                            Options/SARs
                            at Fiscal Year-End (#)                  at Fiscal Year-End ($)

                       Exercisable     Unexercisable           Exercisable     Unexercisable
Michael G. Morris       21,524             543,050                 0              3,187,500

Bruce D. Kenyon          7,079             150,919                 0                442,445

John H. Forsgren        24,394             229,234                 0                583,766

Hugh C. MacKenzie        5,166             149,836                 0                451,323

Cheryl W. Grise'         4,306              96,167                 0                283,260

Ted C. Feigenbaum        3,348               6,696                 0                      0






Notes to Summary Compensation and Option/SAR Grants Tables:

     1. Other annual compensation for Mr. Morris consists of 1998 relocation expense reimbursements, and for Mr. Forsgren consists of 1996 tax payments on a restricted stock award.

     2. The aggregate restricted stock holdings by the five individuals named in the table were, at December 31, 1998, 137,719 shares with a value of $2,203,504 (CL&P, PSNH and WMECO) and 130,699 shares with a value of $2,091,184 (NAEC). Awards shown for 1997 (except for additional awards made for Messrs. Kenyon and Forsgren - see below) were restricted stock unit grants under the Stock Price Recovery Incentive Program made on January 1, 1997 and vested on January 4, 1999. Mr. Kenyon also received 12,200 Restricted Stock Units on July 8, 1997, with a value at date of grant of $120,475, which will vest, as will the restricted shares granted to him in 1996, when Millstone Station is removed from the Nuclear Regulatory Commission's "watch list," provided that this occurs within three years of Mr. Kenyon's commencement of employment (September 3, 1996) and the Systematic Assessment of Licensee Performance and Institute of Nuclear Power Operations ratings of Seabrook Station have not materially changed from their 1996 levels, or, if earlier, when he is transferred to a new position at the Company or an affiliate, as defined. Mr. Forsgren also received 13,500 Restricted Stock Units on July 8, 1997, with a value at grant of $133,313, which vested, as did the restricted stock granted to him in 1996, on January 1, 1999. Any dividends paid on restricted stock and units are reinvested into additional restricted stock and units, respectively, subject to the same vesting schedule.

     3. "All Other Compensation" consists of employer matching contributions under the Northeast Utilities Service Company 401k Plan, generally available to all eligible employees, special matching contributions under the Northeast Utilities Deferred Compensation Plan for Executives (Mr. Morris: $17,931, Mr. Kenyon: $10,000, Mr. MacKenzie: $2,700, Mrs.
        Grise': $1,323, Mr. Feigenbaum: $3,000), and in the case of Mr. Forsgren, retention payments ($100,000 in 1998, $50,000 in 1997).

     4. These options were granted on May 12, 1998 under the Incentive Plan (except for Mr. Morris's options, and 45,919 of Mr. Forsgren's options, which were granted May 19, 1998). All options granted vest one-third on grant date, one-third on May 12, 1999 and one-third on May 12, 2000. Valued using the Black-Scholes option pricing model, with the following assumptions: Volatility: 34.97 percent (36 months of monthly data); Risk-free rate: 5.88 percent; Dividend yield: 5.54 percent (36 months of monthly data); Exercise date: May 12, 2008.






                            COMPENSATION COMMITTEE
                      REPORT ON EXECUTIVE COMPENSATION

Overview and Strategy

     The Compensation Committee of the Board of Trustees (the Committee) is the administrator of executive compensation for the executives of the Northeast Utilities system (the Company) with authority to establish and interpret the terms of the Company's executive salary and incentive programs. The goal of the Committee's executive compensation program for 1998 was to provide a competitive compensation package to enable the Company to attract and retain key executives both during this critical turnaround period for the Company and with an eye towards the future in a more competitive environment. The Committee further sought to align executive interests with those of Northeast Utilities' shareholders and with Company performance by increased use of share-based incentives.

     To help achieve these goals, the Committee drew upon information from a variety of sources, including compensation consultants, utility and general industry surveys, and other publicly available information, including proxy statements. In 1998, the Company's comparison groups for purposes of executive compensation consisted of a consultant's database of roughly 700 companies from a broad variety of industries, a consultant's database of over 90 electric and combination electric and gas utilities, and a smaller group of ten electric utilities whose operating characteristics were substantially similar to those of the Company in terms of generation mix and customer size. Nine of the ten companies are included in the Standard & Poor's (S&P) Electric Companies Index, which is the index used in the share performance chart shown in the NU Proxy Statement.

Base Salary

     The Committee sets base salary ranges for all executive officers and sets the annual base salary for each executive officer except for the Chief Executive Officer (CEO), whose base salary is set by the Board of Trustees following a recommendation by the Committee. In 1998, the Committee reviewed the base salary levels of the Company's entire officer group against those of the 90 utility market comparison group with a goal of targeting aggregate officer base salary to the median. The Committee periodically adjusts officers' base salaries to reflect considerations such as changes in responsibility, market sensitivity, individual performance and internal equity. The CEO's base salary was increased by 3.33 percent in 1998 based on the market review and the Committee's judgment as to his past and expected future performance.

Stock Price Recovery Incentive Program

     During 1996, the Committee established a special Stock Price Recovery Incentive Program for eight senior officers, including the four executive officers listed in the Summary Compensation Table other than the CEO, in lieu of other executive incentive programs for 1996-1998. The purpose of the program was to focus these senior officers on achieving fundamental business goals relative to the challenges of nuclear operations and industry restructuring, with a net effect of advancing shareholder interests through share price recovery. Awards under the program vested on January 1, 1999, in the form of common shares and stock appreciation rights.

Annual Incentive Awards

     The Committee established an Annual Incentive Bonus Program during 1998 for officers not participating in the Stock Price Recovery Incentive Program. The bonus payout target was 80 percent of base salary for the CEO, and varied from 20 to 25 percent of base salary for those officers that did not participate in the Stock Price Recovery Incentive Program. The Annual Incentive Bonus Program was designed to calculate actual aggregate payouts based on the Company's performance against an earnings per share goal. Individual awards were made from this bonus pool in cash in February, 1999 and for participants other than the CEO were based upon individual performance as measured against pre-established individual goals. The CEO received a cash award under this program at his target level. Based on Company performance during 1998, the Board also approved an award of common shares for the CEO having a value equal to 35 percent of his base salary.

Long-Term Incentive Grants

     Long-term incentive grants were made in May 1998 to each executive officer and other officers and key employees of the Company. The Committee targeted these awards such that the total of base pay, target annual incentive awards, and long-term incentive awards for the officer group would be at the 75th percentile of the 90 utility market comparison group. Except for participants in the Stock Price Recovery Incentive Program, one-half of the grants' intended value was made in restricted stock and one-half was made in stock options. Grants under this program to participants in the Stock Price Recovery Incentive Program were reduced to reflect their participation in that program and were made entirely in stock options. The CEO's grant was targeted at 60 percent of base salary, as required by his employment agreement.

Long Term Incentive Payouts

     During 1998, the Committee made awards under the 1995-1997 long-term incentive program. Awards, in common shares, were based on the Company's relative ranking against a group of electric utilities with respect to shareholder return and cost of service. Achievement of goals was less than target and resulted in awards that were 49.5 percent of target.



Internal Revenue Service Limitation on Deductibility of Executive
Compensation

     The Committee believes that its compensation program will adequately respond to issues raised by the deductibility cap placed on executive salaries by Section 162(m) of the Internal Revenue Code because of the use of stock options and qualified performance-based compensation in Company incentive programs.


Dated: February 23, 1999

Respectfully submitted,

Robert E. Patricelli, Chairman
William J. Pape II, Vice Chairman
Cotton Mather Cleveland
E. Gail de Planque
Elizabeth T. Kennan
John F. Swope



PENSION BENEFITS
     The following table shows the estimated annual retirement benefits payable to an executive officer of Northeast Utilities upon retirement, assuming that retirement occurs at age 65 and that the officer is at that time not only eligible for a pension benefit under the Northeast Utilities Service Company Retirement Plan (the Retirement Plan) but also eligible for the make-whole benefit and the target benefit under the Supplemental Executive Retirement Plan for Officers of Northeast Utilities System Companies (the Supplemental
Plan). The Supplemental Plan is a non-qualified pension plan providing supplemental retirement income to system officers. The make-whole benefit under the Supplemental Plan, available to all officers, makes up for benefits lost through application of certain tax code limitations on the benefits that may be provided under the Retirement Plan, and includes as "compensation" awards under the executive incentive plans and deferred compensation (as earned). The target benefit further supplements these benefits and is available to officers at the Senior Vice President level and higher who are selected by the Board of Trustees to participate in the target benefit and who remain in the employ of Northeast Utilities companies until at least age 60 (unless the Board of Trustees sets an earlier age).

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





                             ANNUAL BENEFIT

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


     Each of the executive officers of Northeast Utilities named in the Summary Compensation Table is currently eligible for a target benefit, except Messrs. Morris and Kenyon, whose Employment Agreements provide specially calculated retirement benefits, based on their previous arrangements with CMS Energy/Consumers Energy Company
(CMS) and South Carolina Electric and Gas, respectively. Mr. Morris's agreement provides that upon retirement after reaching the fifth anniversary of his employment date with the Company (or upon disability or termination without cause or following a change in control, as defined, of the Company) he will be entitled to receive a special retirement benefit calculated by applying the benefit formula of the CMS Supplemental Executive Retirement Plan to all compensation earned from the Company and to all service rendered to the Company and CMS. If Mr. Kenyon retires with at least three years but less than five years of service with the Company, he will be deemed to have five years of service for purpose of his special retirement benefit, and if he retires with at least three years of service with the Company, he will receive a lump sum payment of $500,000.

     As of December 31, 1998, the five current executive officers named in the Summary Compensation Table had the following years of credited service for purposes of calculating target benefits under the Supplemental Plan (or in the case of Messrs. Morris and Kenyon, for purposes of calculating the special retirement benefits under their respective Employment Agreements): Mr. Morris - 10, Mr. Kenyon
- 2, Mr. Forsgren - 2, Mr. MacKenzie - 33, and for CL&P, WMECO and PSNH, Mrs. Grise' - 18, and for NAEC, Mr. Feigenbaum - 12. Assuming that retirement were to occur at age 65 for these officers, retirement would occur with 23, 11, 15, 41, 37, and 29 years of credited service, respectively.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

     Northeast Utilities Service Company (NUSCO) has entered into employment agreements (the Officer Agreements) with each of the named executive officers. The Officer Agreements are also binding on Northeast Utilities and on each majority-owned subsidiary of Northeast Utilities.

     Each Officer Agreement obligates the officer to perform such duties as may be directed by the NUSCO Board of Directors or the Northeast Utilities Board of Trustees, protect the Company's confidential information, and refrain, while employed by the Company and for a period of time thereafter, from competing with the Company in a specified geographic area. Each Officer Agreement provides that the officer's base salary will not be reduced below certain levels without the consent of the officer, and that the officer will participate in specified benefits under the Supplemental Executive Retirement Plan or other supplemental retirement programs (see Pension Benefits, above) and/or in certain executive incentive programs at specified incentive opportunity levels.

     Each Officer Agreement provides for a specified employment term and for automatic one-year extensions of the employment term unless at least six months' notice of non-renewal is given by either party. The employment term may also be ended by the Company for "cause", as defined, at any time (in which case no supplemental retirement benefit, if any, shall be due), or by the officer on thirty days' prior written notice for any reason. Absent "cause", the Company may remove the officer from his or her position on sixty days' prior written notice, but in the event the officer is so removed and signs a release of all claims against the Company, the officer will receive one or two years' base salary and annual incentive payments, specified employee welfare and pension benefits, and vesting of stock appreciation rights, options and restricted stock.

     Under the terms of an Officer Agreement, upon any termination of employment following a change of control, as defined, between (a) the earlier of the date shareholders approve a change of control transaction or a change of control transaction occurs and (b) the earlier of the date, if any, on which the Board of Trustees abandons the transaction or the date two years following the change of control, if the officer signs a release of all claims against the Company the officer will be entitled to certain payments including a multiple (not to exceed four) of annual base salary, annual incentive payments, specified employee welfare and pension benefits, and vesting of stock appreciation rights, options and restricted stock. Certain of the change in control provisions may be modified by the Board of Trustees prior to a change in control, on at least two years' notice to the affected officer(s).

    Besides the terms described above, the Officer Agreements of Messrs. Morris, Kenyon, Forsgren and Feigenbaum provide for a specified salary, cash, restricted stock and/or stock options upon employment, special incentive programs and/or special retirement benefits. See Summary Compensation Table and Pension Benefits, above, for further description of these provisions. Mr. Kenyon's Officer Agreement also provides for a special short term incentive compensation program in lieu of a portion of the Stock Price Recovery Incentive Program. Under this special program Mr. Kenyon is eligible to receive a payment up to 100 percent of base salary depending on his fulfillment of certain incentive goals for each of the years ending August 31, 1997 and August 31, 1998, and for the 16 month period ending December 31, 1999.

     The descriptions of the various agreements set forth above are for purpose of disclosure in accordance with the proxy and other disclosure rules of the SEC and shall not be controlling on any party; the actual terms of the agreements themselves determine the rights and obligations of the parties.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

NU.

     Incorporated herein by reference is the information contained in the sections "Common Stock Ownership of Certain Beneficial Owners", "Common Stock Ownership of Management", "Compensation of Trustees", "Executive Compensation", "Pension Benefits", and "Report on Executive Compensation" of the definitive proxy statement for solicitation of proxies by NU, dated March 31, 1999 which will be filed with the Commission pursuant to Rule 14a-6 under the Act.


CL&P, PSNH, WMECO and NAEC.

     NU owns 100% of the outstanding common stock of registrants CL&P, PSNH, WMECO and NAEC. As of February 25, 1999, the Directors and Executive Officers of CL&P, PSNH, WMECO and NAEC beneficially owned the number of shares of each class of equity securities of NU listed below. No equity securities of CL&P, PSNH, WMECO or NAEC are owned by the Directors and Executive Officers of CL&P, PSNH, WMECO and NAEC. Unless otherwise noted, each Director and Executive Officer of CL&P, PSNH, WMECO and NAEC has sole voting and investment power with respect to the listed shares.



CL&P, PSNH, WMECO, and NAEC DIRECTORS AND EXECUTIVE OFFICERS

Title of                          Amount and Nature of    Percent of
Class             Name            Beneficial Ownership    Class (1)


NU Common     John C. Collins                 0
NU Common     Ted C. Feigenbaum          12,273               (2)
NU Common     John H. Forsgren           43,995               (3)
NU Common     William T. Frain, Jr.      11,503               (4)
NU Common     Cheryl W. Grise'           22,008               (5)
NU Common     Bruce D. Kenyon            60,133               (6)
NU Common     Gerald Letendre                 0
NU Common     Hugh C. MacKenzie          23,782               (7)
NU Common     Michael G. Morris          72,566               (8)
NU Common     Jane E. Newman                  0

Amount beneficially owned by Directors and Executive Officers as a group:

                                   Amount and Nature of
Company    Number of Persons       Beneficial Ownership

CL&P             6                      248,904              (9)
PSNH            10                      260,407             (10)
WMECO            6                      248,904              (9)
NAEC             7                      261,177             (11)


(1) As of February 25, 1999 there were 137,120,486 common shares of NU outstanding. The percentage of such shares beneficially owned by any Director or Executive Officer, and by all Directors and Executive Officers of CL&P, PSNH, WMECO and NAEC as a group, does not exceed one percent.
(2) These shares include 3,348 shares that could be acquired by Mr. Feigenbaum pursuant to currently exercisable options. These shares also include 3,596 restricted shares as to which Mr. Feigenbaum has voting but no investment power.
(3) These shares include 24,394 shares that could be acquired by Mr. Forsgren pursuant to currently exercisable options. These shares also include 8,213 restricted shares as to which Mr. Forsgren has voting but no investment power.
(4) These shares include 2,395 shares that could be acquired by Mr. Frain pursuant to currently exercisable options. These shares also include 3,524 restricted shares as to which Mr. Frain has voting but no investment power.
(5) Mrs. Grise' shares voting and investment power with respect to 259 of these shares, which are held by her husband as custodian for their minor children. These shares also include 4,306 shares that could be acquired by Mrs. Grise' pursuant to currently exercisable options. These shares also include 4,928 restricted shares as to which Mrs. Grise' has voting but no investment power.
(6) These shares also include 7,079 shares that could be acquired by Mr. Kenyon pursuant to currently exercisable options. These shares also include 39,544 restricted shares as to which Mr. Kenyon has voting but no investment power.
(7) These shares also include 5,166 shares that could be acquired by Mr. MacKenzie pursuant to currently exercisable options. These shares also include 4,928 restricted shares as to which Mr. MacKenzie has voting but no investment power.
(8) Mr. Morris shares voting and investment power with respect to 1,333 of these shares with his wife. These shares also include 21,524 shares that could be acquired by Mr. Morris pursuant to currently exercisable options. These shares also include 34,100 restricted shares as to which Mr. Morris has voting but no investment power.
(9) Included in the group total are 2,511 shares that could be acquired by executive officers other than the named executive officers pursuant to currently exercisable options. The group total also includes 3,308 restricted shares as to which executive officers other than the named executive officers have voting but no investment power.
(10) Included in the group total are 4,906 shares that could be acquired by executive officers other than the named executive officers pursuant to currently exercisable options. The group total also includes 6,832 restricted shares as to which executive officers other than the named executive officers have voting but no investment power.
(11) Included in the group total are 5,859 shares that could be acquired by executive officers other than the named executive officers pursuant to currently exercisable options. The group total also includes 6,898 restricted shares as to which executive officers other than the named executive officers have voting but no investment power.




Item 13.  Certain Relationships and Related Transactions

NU.

   Incorporated herein by reference is the information contained in the section "Certain Relationships and Related Transactions" of the definitive proxy statement for solicitation of proxies by NU's Board of Trustees, dated March 31, 1999, which will be filed with the Commission pursuant to Rule 14a-6 under the Act.

CL&P, PSNH, WMECO and NAEC.

     No relationships or transactions that would be described in response to this item exist now or existed during 1998 with respect to CL&P, PSNH, WMECO and NAEC.


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

     3.   Exhibits Index                                                E-1

(b)       Reports on Form 8-K:

          NU and CL&P filed 8-Ks dated January 28, 1999 with the SEC on January 29, 1999. This 8-K filing disclosed the details and the impacts of the DPUC
          January 19, 1999 draft rate decision.






                         NORTHEAST UTILITIES

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         NORTHEAST UTILITIES
                                                             (Registrant)



Date:  March 9, 1999                             By /s/ Michael G. Morris
                                                        Michael G. Morris
                                                        Chairman of the Board,
                                                        President and
                                                        Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date                   Title                             Signature


March 9, 1999       Chairman of the Board,          /s/ Michael G. Morris
                    President and                       Michael G. Morris
                    Chief Executive Officer
                    and a Trustee


March 9, 1999       Executive Vice                  /s/ John H. Forsgren
                    President and Chief                 John H. Forsgren
                    Financial Officer


March 9, 1999       Vice President and              /s/ John J. Roman
                    Controller                          John J. Roman


March 9, 1999       Trustee                         /s/ Cotton M. Cleveland
                                                        Cotton M. Cleveland

                    Trustee
                                                        William F. Conway

March 9, 1999       Trustee                        /s/ E. Gail de Planque
                                                       E. Gail de Planque

March 9, 1999       Trustee                        /s/ Elizabeth T. Kennan
                                                       Elizabeth T. Kennan

March 9, 1999       Trustee                        /s/ William J. Pape II
                                                       William J. Pape II

March 9, 1999       Trustee                        /s/ Robert E. Patricelli
                                                       Robert E. Patricelli

March 9, 1999       Trustee                        /s/ John F. Swope
                                                       John F. Swope

March 9, 1999       Trustee                        /s/ John F. Turner
                                                       John F. Turner



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


                                        THE CONNECTICUT LIGHT AND POWER COMPANY
                                                          (Registrant)


Date:  March 9, 1999                              By /s/ Michael G. Morris
                                                         Michael G. Morris
                                                         Chairman


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                  Title                              Signature

March 9, 1999         Chairman and                   /s/ Michael G. Morris
                      a Director                         Michael G. Morris

March 9, 1999         President and                  /s/ Hugh C. MacKenzie
                      a Director                         Hugh C. MacKenzie

March 9, 1999         Executive Vice                 /s/ John H. Forsgren
                      President and                      John H. Forsgren
                      Chief Financial
                      Officer and a
                      Director

March 9, 1999         Vice President                 /s/ John J. Roman
                      and Controller                     John J. Roman

March 9, 1999         Director                       /s/ Bruce D. Kenyon
                                                         Bruce D. Kenyon


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

                                       PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
                                                       (Registrant)


Date:  March 9, 1999                             By /s/ Michael G. Morris
                                                        Michael G. Morris
                                                        Chairman and
                                                        Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date                   Title                           Signature


March 9, 1999          Chairman and Chief           /s/ Michael G. Morris
                       Executive Officer                Michael G. Morris
                       and a Director

March 9, 1999          President and                /s/ William T. Frain, Jr.
                       Chief Operating                  William T. Frain, Jr.
                       Officer and
                       a Director

March 9, 1999          Executive Vice               /s/ John H. Forsgren
                       President and                    John H. Forsgren
                       Chief Financial
                       Officer and a
                       Director

March 9, 1999          Vice President               /s/ John J. Roman
                       and Controller                   John J. Roman

March 9, 1999          Director                     /s/ John C. Collins
                                                        John C. Collins

March 9, 1999          Director                     /s/ Bruce D. Kenyon
                                                        Bruce D. Kenyon

March 9, 1999          Director                     /s/ Gerald Letendre
                                                        Gerald Letendre

March 9, 1999          Director                     /s/ Hugh C. MacKenzie
                                                        Hugh C. MacKenzie

March 9, 1999          Director                     /s/ Jane E. Newman
                                                        Jane E. Newman


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

                                        WESTERN MASSACHUSETTS ELECTRIC COMPANY
                                                       (Registrant)



Date:  March 9, 1999                            By  /s/ Michael G. Morris
                                                        Michael G. Morris
                                                        Chairman


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date                   Title                        Signature


March 9, 1999          Chairman and                 /s/ Michael G. Morris
                       a Director                       Michael G. Morris

March 9, 1999          President and                /s/ Hugh C. MacKenzie
                       a Director                       Hugh C. MacKenzie

March 9, 1999          Executive Vice               /s/ John H. Forsgren
                       President and                    John H. Forsgren
                       Chief Financial
                       Officer and a
                       Director

March 9, 1999          Vice President               /s/ John J. Roman
                       and Controller                   John J. Roman

March 9, 1999          Director                     /s/ Bruce D. Kenyon
                                                        Bruce D. Kenyon



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

                                            NORTH ATLANTIC ENERGY CORPORATION
                                                          (Registrant)


Date:  March 9, 1999                             By /s/ Michael G. Morris
                                                        Michael G. Morris
                                                        Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                   Title                            Signature

March 9, 1999          Chairman and                 /s/ Michael G. Morris
                       a Director                       Michael G. Morris

March 9, 1999          President and                /s/ Bruce D. Kenyon
                       Chief Executive                  Bruce D. Kenyon
                       Officer and
                       a Director

March 9, 1999          Executive Vice               /s/ John H. Forsgren
                       President and                    John H. Forsgren
                       Chief Financial
                       Officer and a
                       Director

March 9, 1999          Vice President               /s/ John J. Roman
                       and Controller                   John J. Roman


     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

We have audited in accordance with generally accepted auditing standards, the financial statements included in Northeast Utilities' annual report to shareholders and The Connecticut Light and Power Company's and Western Massachusetts Electric Company's annual reports, incorporated by reference in this Form 10-K, and have issued our reports thereon dated February 23, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the accompanying Index to Financial Statements Schedules are the responsibility of the companies' management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                    /s/ Arthur Andersen LLP

                                                        Arthur Andersen LLP

Hartford, Connecticut
February 23, 1999


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES


We have audited in accordance with generally accepted auditing standards, the financial statements included in North Atlantic Energy Corporation's and Public Service Company of New Hampshire's annual reports, incorporated by reference in this Form 10-K and have issued our reports thereon dated February 23, 1999. Our reports included an explanatory paragraph regarding the existence of conditions which raise substantial doubt about the companies' abilities to continue as going concerns. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the accompanying Index to Financial Statements Schedules are the responsibility of the companies' management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                    /s/ Arthur Andersen LLP

                                                        Arthur Andersen LLP

Hartford, Connecticut
February 23, 1999



             CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our reports included (or incorporated by reference) in this Form 10-K, into the Company's previously filed Registration Statements No. 33-55279 of The Connecticut Light and Power Company, No. 33-56537 of CL&P Capital, LP and No. 33-34622, No. 33-44814, No.
33-63023, No. 33-40156, No. 333-52413, and No. 338-52415 of Northeast
Utilities.




                                                    /s/ Arthur Andersen LLP

                                                        Arthur Andersen LLP


Hartford, Connecticut
March 16, 199







INDEX TO FINANCIAL STATMENTS SCHEDULES

Schedule

 I.   Financial Information of Registrant:
       Northeast Utilities (Parent) Balance
       Sheets 1998 and 1997                                       S-5

       Northeast Utilities (Parent) Statements
       of Income 1998, 1997, and 1996                             S-6

       Northeast Utilities (Parent) Statements
       of Cash Flows 1998, 1997, and 1996                         S-7

II.   Valuation and Qualifying Accounts and Reserves
      1998, 1997, and 1996:

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









                                     SCHEDULE I
                            NORTHEAST UTILITIES (PARENT)

                        FINANCIAL INFORMATION OF REGISTRANT

                                  BALANCE SHEETS

                           AT DECEMBER  31, 1998 AND 1997

                               (Thousands of Dollars)


                                                                  1998           1997
                                                               ----------     ----------

ASSETS
------
Other Property and Investments:
  Investments in subsidiary companies, at
   equity...................................................  $2,161,901     $2,314,746
  Investments in transmission companies, at equity..........      17,692         19,635
  Other, at cost............................................          67            402
                                                              -----------    -----------
                                                               2,179,660      2,334,783
                                                              -----------    -----------
Current Assets:
  Cash......................................................        -                10
  Notes receivable from affiliated companies................      34,400         34,200
  Notes and accounts receivable............................          723            711
  Receivables from affiliated companies.....................       1,033            961
  Taxes receivable......................................           7,969           -
  Prepayments...............................................          96            265
                                                              -----------    -----------
                                                                  44,221         36,147
                                                              -----------    -----------
Deferred Charges:
  Accumulated deferred income taxes.........................       5,236          5,692
  Unamortized debt expense..................................         101            232
  Other.....................................................         256             47
                                                              -----------    -----------
                                                                   5,593          5,971
                                                              -----------    -----------
       Total Assets.........................................  $2,229,474     $2,376,901
                                                              ===========    ===========

CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization:
  Common Shareholders' Equity:
    Common shares, $5 par value--Authorized
    225,000,000 shares; 137,031,264 shares issued and
    130,954,740 shares outstanding in 1998 and
    136,842,170 shares issued and
    130,182,736 outstanding in 1997.........................  $  685,156     $  684,211
  Capital surplus, paid in..................................     940,661        932,494
  Deferred contribution plan--employee stock ownership plan.    (140,619)      (154,141)
  Retained earnings.........................................     560,769        707,522
  Accumulated other comprehensive income....................       1,405             (1)
                                                              -----------    -----------
    Total common shareholders' equity.......................   2,047,372      2,170,085
  Long-term debt............................................     158,000        177,000
                                                              -----------    -----------
    Total capitalization....................................   2,205,372      2,347,085
                                                              -----------    -----------
Current Liabilities:
  Long-term debt--current portion...........................      19,000         17,000
  Accounts payable..........................................       1,882          1,857
  Accounts payable to affiliated companies..................         714            216
  Accrued taxes.............................................          15          7,860
  Accrued interest..........................................       2,097          2,343
  Dividend reinvestment plan................................        -                90
                                                              -----------    -----------
                                                                  23,708         29,366
                                                              -----------    -----------
Other Deferred Credits......................................         394            450
                                                              -----------    -----------
    Total Capitalization and Liabilities                      $2,229,474     $2,376,901
                                                              ===========    ===========






                                      SCHEDULE I
                             NORTHEAST UTILITIES (PARENT)

                         FINANCIAL INFORMATION OF REGISTRANT

                                STATEMENTS OF INCOME

                    YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                   (Thousands of Dollars Except Share Information)

                                       1998           1997           1996
                                  -------------  -------------  -------------

Operating Revenues............... $       -      $       -      $       -
                                  -------------  -------------  -------------
Operating Expenses:
  Other..........................        7,674          8,657          8,920
  Federal income taxes...........        1,569        (10,697)       (10,390)
                                  -------------  -------------  -------------
   Total operating expenses......        9,243         (2,040)        (1,470)
                                  -------------  -------------  -------------
Operating (Loss)/Income..........       (9,243)         2,040          1,470
                                  -------------  -------------  -------------
Other Income/(Loss):
  Equity in earnings of
   subsidiaries..................     (145,874)      (118,195)        55,370
  Equity in earnings of
   transmission companies........        2,903          2,968          3,306
  Other, net.....................       21,995          2,184            368
                                  -------------  -------------  -------------
    Other (loss)/income, net.....     (120,976)      (113,043)        59,044
                                  -------------  -------------  -------------
    (Loss)/income before interest
     charges.....................     (130,219)      (111,003)        60,514
                                  -------------  -------------  -------------
Interest Charges.................       16,534         18,959         21,585
                                  -------------  -------------  -------------
(Loss)/Earnings for Common Shares $   (146,753)  $   (129,962)  $     38,929
                                  =============  =============  =============

(Loss)/Earnings Per Common Share
  Basic and Diluted.............. $      (1.12)  $      (1.01)  $       0.30
                                  =============  =============  =============
Common Shares Outstanding
 (average).......................  130,549,760    129,567,708    127,960,382
                                  =============  =============  =============







                                                 SCHEDULE I
                                       NORTHEAST UTILITIES (PARENT)
                                   FINANCIAL INFORMATION OF REGISTRANT
                                         STATEMENT OF CASH FLOWS
                                YEARS ENDED DECEMBER 31, 1998, 1997, 1996
                                         (Thousands of Dollars)

                                                               1998          1997           1996
                                                           ------------ -------------- --------------
Operating Activities:
  Net (loss)/income......................................  $  (146,753) $    (135,708) $       1,831
  Adjustments to reconcile to net cash
   from operating activities:
    Equity in earnings of subsidiary companies...........      145,874        123,941        (18,272)
    Cash dividends received from subsidiary companies....       47,000        132,994        247,101
    Deferred income taxes................................          777          1,558          3,868
    Other sources of cash................................       21,512         11,738         17,961
    Other uses of cash...................................         (586)        (2,101)        (3,065)
    Changes in working capital:
      Receivables........................................          (84)         6,247         (7,312)
      Accounts payable...................................          523        (14,031)        (3,183)
      Other working capital (excludes cash)..............      (15,981)         5,490        (13,724)
                                                           ------------ -------------- --------------
Net cash flows from operating activities.................       52,282        130,128        225,205
                                                           ------------ -------------- --------------

Financing Activities:
  Issuance of common shares..............................        2,659          6,502         10,622
  Net decrease in short-term debt........................         -           (38,750)       (18,750)
  Reacquisitions and retirements of long-term debt.......      (17,000)       (16,000)       (14,000)
  Cash dividends on common shares........................         -           (32,134)      (176,276)
                                                           ------------ -------------- --------------
Net cash flows used for financing activities.............      (14,341)       (80,382)      (198,404)
                                                           ------------ -------------- --------------

Investment Activities:
  NU System Money Pool...................................         (200)       (28,725)         4,200
  Investment in subsidiaries.............................      (40,029)       (22,583)       (33,217)
  Other investment activities, net.......................        2,278          1,562          2,208
                                                           ------------ -------------- --------------
Net cash flows used for investments......................      (37,951)       (49,746)       (26,809)
                                                           ------------ -------------- --------------
Net decrease in cash for the period......................          (10)          -                (8)
Cash - beginning of period...............................           10             10             18
                                                           ------------ -------------- --------------
Cash - end of period.....................................  $      -     $          10  $          10
                                                           ============ ============== ==============

Supplemental Cash Flow Information
Cash paid/(refunded) during the year for:
  Interest, net of amounts capitalized...................  $    18,960  $      18,960  $      21,770
                                                           ============ ============== ==============
  Income taxes...........................................  $   (16,000) $     (16,000) $      (7,700)
                                                           ============ ============== ==============







                           NORTHEAST UTILITIES AND SUBSIDIARIES                          SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                YEAR ENDED DECEMBER 31, 1998
                                   (Thousands of Dollars)
-------------------------------------------------------------------------------------------------------
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

                                                               Charged to
                                        Balance at  Charged to   other                       Balance
                                        beginning   costs and  accounts-     Deductions-     at end
Description                             of period   expenses   describe      describe       of period
-------------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

  Reserves for uncollectible accounts $    2,052 $     3,042 $     -       $    2,677 (a)$    2,417
                                        =========   =========  =========     =========     =========
RESERVES NOT APPLIED AGAINST ASSETS:

  Operating reserves                  $   34,437 $    12,427 $     -       $    6,426 (b)$   40,438
                                        =========   =========  =========     =========     =========

</TABLE)

(a)  Amounts written off, net of recoveries.
(b) Principally payments for environmental remediation, various injuries and damages, and expenses in connection therewith.









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

                                                            Charged to
                                       Balance atCharged to   other                      Balance
                                       beginning costs and  accounts-   Deductions-      at end
Description                            of period expenses   describe    describe        of period
-------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

  Reserves for uncollectible accounts $  14,379 $  21,761 $     -      $   19,078 (a) $   17,062
                                       ========= =========  =========   ==========     ==========
  Asset valuation reserves            $  10,266 $         $     -      $   10,266     $     -
                                       ========= =========  =========   ==========     ==========
RESERVES NOT APPLIED AGAINST ASSETS:

  Operating reserves                  $  38,409 $   8,397 $     -      $   10,546 (b) $   36,260
                                       ========= =========  =========   ==========     ==========


(a)  Amounts written off, net of recoveries.
(b) Principally payments for environmental remediation, various injuries and damages, employee medical expenses, and expenses in connection therewith.






                  THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES               SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                YEAR ENDED DECEMBER 31, 1998
                                   (Thousands of Dollars)
-------------------------------------------------------------------------------------------------------
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

                                                               Charged to
                                        Balance at  Charged to   other                       Balance
                                        beginning   costs and  accounts-     Deductions-     at end
Description                             of period   expenses   describe      describe       of period
-------------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

  Reserves for uncollectible accounts $      300 $       183 $     -       $      183 (a)$      300
                                        =========   =========  =========     =========     =========
RESERVES NOT APPLIED AGAINST ASSETS:

  Operating reserves                  $   14,962 $     5,612 $     -       $    3,918 (b)$   16,656
                                        =========   =========  =========     =========     =========


(a)  Amounts written off, net of recoveries.
(b) Principally payments for environmental remediation, various injuries and damages, and expenses in connection therewith.






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

                                                            Charged to
                                       Balance atCharged to   other                      Balance
                                       beginning costs and  accounts-   Deductions-      at end
Description                            of period expenses   describe    describe        of period
-------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

  Reserves for uncollectible accounts $  10,567 $  15,704 $     -      $   13,030 (a) $   13,241
                                       ========= =========  =========   ==========     ==========
  Asset valuation reserves            $  10,266 $    -    $     -      $   10,266     $     -
                                       ========= =========  =========   ==========     ==========
RESERVES NOT APPLIED AGAINST ASSETS:

  Operating reserves                  $  19,874 $   5,709 $     -      $    6,704 (b) $   18,879
                                       ========= =========  =========   ==========     ==========



(a)  Amounts written off, net of recoveries.
(b) Principally payments for environmental remediation, various injuries and damages, employee medical expenses, and expenses in connection therewith.






                           PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE                       SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                YEAR ENDED DECEMBER 31, 1998
                                   (Thousands of Dollars)
-------------------------------------------------------------------------------------------------------
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

                                                               Charged to
                                        Balance at  Charged to   other                       Balance
                                        beginning   costs and  accounts-     Deductions-     at end
Description                             of period   expenses   describe      describe       of period
-------------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

  Reserves for uncollectible accounts $    1,702 $     2,726 $     -       $    2,387 (a)$    2,041
                                        =========   =========  =========     =========     =========
RESERVES NOT APPLIED AGAINST ASSETS:

  Operating reserves                  $    7,788 $     4,136 $     -       $    2,018 (b)$    9,906
                                        =========   =========  =========     =========     =========



(a)  Amounts written off, net of recoveries.
(b) Principally payments for environmental remediation, various injuries and damages, and expenses in connection therewith.






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






                    WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY                SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                YEAR ENDED DECEMBER 31, 1998
                                   (Thousands of Dollars)
-------------------------------------------------------------------------------------------------------
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

                                                               Charged to
                                        Balance at  Charged to   other                       Balance
                                        beginning   costs and  accounts-     Deductions-     at end
Description                             of period   expenses   describe      describe       of period
-------------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

  Reserves for uncollectible accounts $       50 $       106 $     -       $      106 (a)$       50
                                        =========   =========  =========     =========     =========


RESERVES NOT APPLIED AGAINST ASSETS:

  Operating reserves                  $    5,503 $       816 $     -       $      359 (b)$    5,960
                                        =========   =========  =========     =========     =========




(a)  Amounts written off, net of recoveries.
(b) Principally payments for environmental remediation, various injuries and damages, and expenses in connection therewith.







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






                              EXHIBIT INDEX

     Each document described below is incorporated by reference to the files of the Securities and Exchange Commission, unless the reference to the document is marked as follows:

     * - Filed with the 1998 Annual Report on Form 10-K for NU and herein incorporated by reference from the 1998 NU Form 10-K, File No. 1-5324 into the 1998 Annual Reports on Form 10-K for CL&P, PSNH, WMECO and NAEC.

     # - Filed with the 1998 Annual Report on Form 10-K for NU and herein incorporated by reference from the 1998 NU Form 10-K, File No. 1-5324 into the 1998 Annual Report on Form 10-K for CL&P.

     @ - Filed with the 1998 Annual Report on Form 10-K for NU and herein incorporated by reference from the 1998 NU Form 10-K, File No. 1-5324 into the 1998 Annual Report on Form 10-K for PSNH.

     ** - Filed with the 1998 Annual Report on Form 10-K for NU and herein incorporated by reference from the 1998 NU Form 10-K, File No. 1-5324 into the 1998 Annual Report on Form 10-K for WMECO.

     ## - Filed with the 1998 Annual Report on Form 10-K for NU and herein incorporated by reference from the 1998 Form 10-K, File No. 1-5324 into the 1998 Annual Report on Form 10-K for NAEC.

Exhibit
Number                        Description


 3  Articles of Incorporation and By-Laws

     3.1   Northeast Utilities

           3.1.1 Declaration of Trust of NU, as amended through May 24, 1988. (Exhibit 3.1.1, 1988 NU Form 10-K, File No. 1-5324)

     3.2   The Connecticut Light and Power Company

           3.2.1 Certificate of Incorporation of CL&P, restated to March 22, 1994. (Exhibit 3.2.1, 1993 NU Form 10-K, File No. 1-
                   5324)

           3.2.2 Certificate of Amendment to Certificate of Incorporation of CL&P, dated December 26, 1996. (Exhibit 3.2.2, 1996 NU Form 10-K, File No. 1-5324)

#          3.2.3   Certificate of Amendment to Certificate of Incorporation
                   of CL&P, dated April 27, 1998.

           3.2.4 By-laws of CL&P, as amended to January 1, 1997. (Exhibit 3.2.3, 1996 NU Form 10-K, File No. 1-5324)

     3.3  Public Service Company of New Hampshire

           3.3.1 Articles of Incorporation, as amended to May 16, 1991. (Exhibit 3.3.1, 1993 NU Form 10-K, File No. 1-5324)

           3.3.2 By-laws of PSNH, as amended to November 1, 1993. (Exhibit 3.3.2, 1993 NU Form 10-K, File No. 1-5324)

     3.4   Western Massachusetts Electric Company

           3.4.1 Articles of Organization of WMECO, restated to February 23, 1995. (Exhibit 3.4.1, 1994 NU Form 10-K, File No. 1-
                   5324)

           3.4.2 By-laws of WMECO, as amended to February 11, 1998. (Exhibit 3.4.2, 1997 NU Form 10-K, File No. 1-5324)

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

 4 Instruments defining the rights of security holders, including indentures

    4.1    Northeast Utilities

           4.1.1 Indenture dated as of December 1, 1991 between Northeast Utilities and IBJ Schroder Bank & Trust Company, with respect to the issuance of Debt Securities. (Exhibit 4.1.1, 1991 NU Form 10-K, File No. 1-5324)

           4.1.2 First Supplemental Indenture dated as of December 1, 1991 between Northeast Utilities and IBJ Schroder Bank & Trust Company, with respect to the issuance of Series A Notes. (Exhibit 4.1.2, 1991 NU Form 10-K, File No. 1-5324)

           4.1.3 Second Supplemental Indenture dated as of March 1, 1992 between Northeast Utilities and IBJ Schroder Bank & Trust Company with respect to the issuance of 8.38% Amortizing Notes. (Exhibit 4.1.3, 1992 NU Form 10-K, File No. 1-
                   5324)

           4.1.4 Credit Agreement among NU, CL&P and WMECO and several commercial banks, dated as of November 21, 1996. (Exhibit No. B.1, File No. 70-8875)

           4.1.5 First Amendment and Waiver dated as of May 30, 1997 to Credit Agreement dated as of November 21, 1996 among NU, CL&P, WMECO, and the Co-Agents and Banks named therein. (Exhibit B.4(a) (Execution Copy), File No. 70-8875)

           4.1.6 Second Amendment and Waiver dated as of September 11, 1998 to Credit Agreement dated as of November 21, 1996 among NU, CL&P, WMECO, and the Co-Agents and Banks named therein. (Exhibit B.10 (Execution Copy), File No. 70-
                   8875)

           4.1.7 Third Amendment and Waiver dated as of March 3, 1999 to Credit Agreement dated as of November 21, 1996 among NU, CL&P, WMECO, and the Co-Agents and Banks named therein. (Exhibit B.11 (Execution Copy), File No. 70-8875)

           4.1.8 Credit Agreement dated as of February 10, 1998 among NU, the Lenders named therein, and Toronto Dominion (Texas), Inc., as Administrative Agent, TD Securities (USA) Inc., as Arranger. (Exhibit B.9 (Execution Copy), File No. 70-
                   8875)

           4.1.9 First Amendment dated as of February 8, 1999 to Credit Agreement dated as of February 10, 1998 among NU, the Lenders named therein, and Toronto Dominion (Texas), Inc., as Administrative Agent, TD Securities (USA) Inc., as Arranger. (Exhibit A (Execution Copy), File No. 70-
                   8875)

           4.1.10 Second Amendment dated as of March 9, 1999 to Credit Agreement dated as of February 10, 1998 among NU, the Lenders named therein, and Toronto Dominion (Texas), Inc., as Administrative Agent, TD Securities (USA) Inc., as Arranger. (Exhibit B.12 (Execution Copy), File No.70-
                   8875)

     4.2   The Connecticut Light and Power Company

           4.2.1 Indenture of Mortgage and Deed of Trust between CL&P and Bankers Trust Company, Trustee, dated as of May 1, 1921. (Composite including all twenty-four amendments to May 1, 1967.) (Exhibit 4.1.1, 1989 NU Form 10-K, File No. 1-
                   5324)

                   Supplemental Indentures to the Composite May 1, 1921 Indenture of Mortgage and Deed of Trust between CL&P and Bankers Trust Company, dated as of:

#          4.2.2   December 1, 1969. (Exhibit 4.20, File No. 2-60806)

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

           4.2.5   July 1, 1992. (Exhibit 4.31, File No. 33-59430)

           4.2.6   July 1, 1993. (Exhibit A.10(b),  File No. 70-8249)

           4.2.7   July 1, 1993. (Exhibit A.10(b),  File No. 70-8249)

           4.2.8   December 1, 1993. (Exhibit 4.2.14, 1993 NU Form 10-K,
                   File No. 1-5324)

           4.2.9   February 1, 1994. (Exhibit 4.2.16, 1993 NU Form 10-K,
                   File No. 1-5324)

           4.2.10  June 1, 1994. (Exhibit 4.2.15, 1994 NU Form 10-K, File
                   No. 1-5324)

           4.2.11  October 1, 1994. (Exhibit 4.2.16, 1994 NU Form 10-K, File
                   No. 1-5324)

           4.2.12  June 1, 1996. (Exhibit 4.2.16, 1996 NU Form 10-K, File
                   No. 1-5324)

           4.2.13  January 1, 1997. (Exhibit 4.2.17, 1996 NU Form 10-K, File
                   No. 1-5324)

           4.2.14  May 1, 1997.    (Exhibit 4.19, File No. 333-30911)

           4.2.15  June 1, 1997. (Exhibit 4.20, File No. 333-30911)

           4.2.16  June 1, 1997. (Exhibit 4.2.17, 1997 NU Form 10-K, File
                   No. 1-5324)

#          4.2.17  May 1, 1998.

#          4.2.18  May 1, 1998.

           4.2.19 Financing Agreement between Industrial Development Authority of the State of New Hampshire and CL&P (Pollution Control Bonds, 1986 Series) dated as of December 1, 1986. (Exhibit C.1.47, 1986 NU Form U5S, File No. 30-246)

           4.2.20 Financing Agreement between Industrial Development Authority of the State of New Hampshire and CL&P (Pollution Control Bonds, 1988 Series) dated as of October 1, 1988. (Exhibit C.1.55, 1988 NU Form U5S, File No. 30-246)

           4.2.21 Financing Agreement between Industrial Development Authority of the State of New Hampshire and CL&P (Pollution Control Bonds) dated as of December 1, 1989. (Exhibit C.1.39, 1989 NU Form U5S, File No. 30-246)

           4.2.22 Loan and Trust Agreement among Business Finance Authority of the State of New Hampshire, CL&P and the Trustee (Pollution Control Bonds, 1992 Series A) dated as of December 1, 1992.(Exhibit C.2.33, 1992 NU Form U5S, File No. 30-246)

           4.2.23 Loan Agreement between Connecticut Development Authority and CL&P (Pollution Control Bonds - Series A, Tax Exempt Refunding) dated as of September 1, 1993. (Exhibit 4.2.21, 1993 NU Form 10-K, File No. 1-5324)

           4.2.24 Loan Agreement between Connecticut Development Authority and CL&P (Pollution Control Bonds - Series B, Tax Exempt Refunding) dated as of September 1, 1993. (Exhibit 4.2.22, 1993 NU Form 10-K, File No. 1-5324)

           4.2.25 Amended and Restated Loan Agreement between Connecticut Development Authority and CL&P (Pollution Control Revenue Bond - 1996A Series) dated as of May 1, 1996 and Amended and Restated as of January 1, 1997. (Exhibit 4.2.24, 1996 NU Form 10-K, File No. 1-5324)

                   4.2.25.1 Amended and Restated Indenture of Trust between Connecticut Development Authority and the Trustee (CL&P Pollution Control Revenue Bond-1996A Series), dated as of May 1, 1996 and Amended and Restated as of January 1, 1997. (Exhibit 4.2.24.1, 1996 NU Form 10-K, File No. 1-5324)

                   4.2.25.2 Standby Bond Purchase Agreement among CL&P, Societe Generale, New York Branch and the Trustee, dated January 23, 1997. (Exhibit 4.2.24.2, 1996 NU Form 10-K, File No. 1-5324)

                   4.2.25.3 Amendment No. 1, dated January 21, 1998, to the Standby Bond Purchase Agreement, dated January 23, 1997. (Exhibit 4.2.24.3, 1997 NU Form 10-
                              K, File No. 1-5324)

        #          4.2.25.4   Amendment No. 2, dated December 9, 1998, to the
                              Standby Bond Purchase Agreement, dated January
                              23, 1997.

                   4.2.25.5 AMBAC Municipal Bond Insurance Policy issued by the Connecticut Development Authority (CL&P Pollution Control Revenue Bond-1996A Series), effective January 23, 1997. (Exhibit 4.2.24.3, 1996 NU Form 10-K, File No. 1-5324)

          4.2.26 Amended and Restated Limited Partnership Agreement (CL&P Capital, L.P.) among CL&P, NUSCO, and the persons who became limited partners of CL&P Capital, L.P. in accordance with the provisions thereof dated as of January 23, 1995 (MIPS). (Exhibit A.1 (Execution Copy), File No. 70-8451)

          4.2.27 Indenture between CL&P and Bankers Trust Company, Trustee (Series A Subordinated Debentures), dated as of
                  January 1, 1995 (MIPS). (Exhibit B.1 (Execution Copy), File No. 70-8451)

          4.2.28 Payment and Guaranty Agreement of CL&P dated as of January 23, 1995 (MIPS). (Exhibit B.3 (Execution Copy), File No. 70-8451)

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

@         4.3.2   Revolving Credit Agreement, dated as of April 23, 1998
                  (includes an Assignment and Security Agreement related to Accounts Receivable).

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

@                 4.3.6.2 Second Supplement to Series D PCRB Loan and
                          Trust Agreement dated as of May 1, 1995.

@                 4.3.6.3 Amended and Restated Second Series D (May 1,
                          1991 Taxable New Issue) PCRB Letter of Credit and Reimbursement Agreement dated as of April 23, 1998.

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

@                 4.3.7.2 Second Supplement to Series E PCRB Loan and
                          Trust Agreement dated as of May 1, 1995.

@                 4.3.7.3 Amended and Restated Second Series E (May 1,
                          1991 Taxable New Issue) PCRB Letter of Credit and Reimbursement Agreement dated as of April 23, 1998.

     4.4  Western Massachusetts Electric Company

          4.4.1 First Mortgage Indenture and Deed of Trust between WMECO and Old Colony Trust Company, Trustee, dated as of August 1, 1954. (Exhibit 4.4.1, 1993 NU Form 10-K, File No. 1-5324)

                  Supplemental Indentures thereto dated as of:

**        4.4.2   October 1, 1954.

          4.4.3   March 1, 1967.  (Exhibit 4.4.3, 1997 NU Form 10-K, File
                  No. 1-5324)

          4.4.4   July 1, 1973.   (Exhibit 2.10, File No. 2-68808)

          4.4.5   December 1, 1992. (Exhibit 4.15, File No. 33-55772)

          4.4.6   January 1, 1993. (Exhibit 4.5.13, 1992 NU Form 10-K, File
                  No. 1-5324)

          4.4.7   March 1, 1994. (Exhibit 4.4.12, 1993 NU Form 10-K, File
                  No. 1-5324)

          4.4.8   May 1, 1997. (Exhibit 4.11, File No. 33-51185)

          4.4.9   July 1, 1997.  (Exhibit 4.4.10, 1997 NU Form 10-K, File
                  No. 1-5324)

**        4.4.10  May 1, 1998.

**        4.4.11  May 1, 1998.

          4.4.12 Loan Agreement between Connecticut Development Authority and WMECO, (Pollution Control Bonds - Series A, Tax Exempt Refunding) dated as of September 1, 1993. (Exhibit 4.4.13, 1993 NU Form 10-K, File No. 1-5324)

     4.5  North Atlantic Energy Corporation

          4.5.1 First Mortgage Indenture and Deed of Trust between NAEC and United States Trust Company of New York, Trustee, dated as of June 1, 1992. (Exhibit 4.6.1, 1992 NU Form 10-K, File No. 1-5324)

          4.5.2 Term Credit Agreement dated as of November 9, 1995. (Exhibit 4.5.2, 1995 NU Form 10-K, File No. 1-5324)

10   Material Contracts

     10.1 Stockholder Agreement dated as of July 1, 1964 among the stockholders of Connecticut Yankee Atomic Power Company (CYAPC). (Exhibit 10.1, 1994 NU Form 10-K, File No. 1-5324)

     10.2 Form of Power Contract dated as of July 1, 1964 between CYAPC and each of CL&P, HELCO, PSNH and WMECO. (Exhibit 10.2, 1994 NU Form 10-K, File No. 1-5324)

          10.2.1 Form of Additional Power Contract dated as of April 30, 1984, between CYAPC and each of CL&P, PSNH and WMECO. (Exhibit 10.2.1, 1994 NU Form 10-K, File No. 1-5324)

          10.2.2 Form of 1987 Supplementary Power Contract dated as of April 1, 1987, between CYAPC and each of CL&P, PSNH and WMECO. (Exhibit 10.2.6, 1987 NU Form 10-K, File No. 1-
                  5324)

     10.3 Capital Funds Agreement dated as of September 1, 1964 between CYAPC and CL&P, HELCO, PSNH and WMECO. (Exhibit 10.3, 1994 NU Form 10-K, File No. 1-5324)

     10.4 Stockholder Agreement dated December 10, 1958 between Yankee Atomic Electric Company (YAEC) and CL&P, HELCO, PSNH and WMECO. (Exhibit 10.4, 1993 NU Form 10-K, File No. 1-5324)

     10.5 Form of Amendment No. 3, dated as of April 1, 1985, to Power Contract between YAEC and each of CL&P, PSNH and WMECO, including a composite restatement of original Power Contract dated June 30, 1959 and Amendment No. 1 dated April 1, 1975 and Amendment No. 2 dated October 1, 1980. (Exhibit 10.5, 1988 NU Form 10-K, File No. 1-5324.)

          10.5.1 Form of Amendment No. 4 to Power Contract, dated May 6,1988, between YAEC and each of CL&P, PSNH and WMECO. (Exhibit 10.5.1, 1989 NU Form 10-K, File No. 1-5324)

          10.5.2 Form of Amendment No. 5 to Power Contract, dated June 26, 1989, between YAEC and each of CL&P, PSNH and WMECO. (Exhibit 10.5.2, 1989 NU Form 10-K, File No. 1-5324)

          10.5.3 Form of Amendment No. 6 to Power Contract, dated July 1,1989, between YAEC and each of CL&P, PSNH and WMECO. (Exhibit 10.5.3, 1989 NU Form 10-K, File No. 1-5324)

          10.5.4  Form of Amendment No. 7 to Power Contract, dated
                  February 1, 1992, between YAEC and each of CL&P, PSNH and WMECO. (Exhibit 10.5.4, 1993 NU Form 10-K, File No. 1-
                  5324)

     10.6 Stockholder Agreement dated as of May 20, 1968 among stockholders of MYAPC. (Exhibit 10.6, 1997 NU Form 10-K, File No. 1-5324)

     10.7 Form of Power Contract dated as of May 20, 1968 between MYAPC and each of CL&P, HELCO, PSNH and WMECO. (Exhibit 10.7, 1997 Form 10-K, File No. 1-5324)

          10.7.1 Form of Amendment No. 1 to Power Contract dated as of March 1, 1983 between MYAPC and each of CL&P, PSNH and WMECO. (Exhibit 10.7.1, 1993 NU Form 10-K, File No. 1-5324)

          10.7.2 Form of Amendment No. 2 to Power Contract dated as of January 1, 1984 between MYAPC and each of CL&P, PSNH and WMECO. (Exhibit 10.7.2, 1993 NU Form 10-K, File No. 1-5324)

          10.7.3 Form of Amendment No. 3 to Power Contract dated as of October 1, 1984 between MYAPC and each of CL&P, PSNH and WMECO. (Exhibit No. 10.7.3, 1994 NU Form 10-K, File No. 1-5324)

          10.7.4 Form of Additional Power Contract dated as of February 1, 1984 between MYAPC and each of CL&P, PSNH and WMECO. (Exhibit 10.7.4, 1993 NU Form 10-K, File No. 1-5324)

     10.8 Capital Funds Agreement dated as of May 20, 1968 between MYAPC and CL&P, PSNH, HELCO and WMECO. (Exhibit 10.8, 1997 NU Form 10-K, File No. 1-5324)

          10.8.1 Amendment No. 1 to Capital Funds Agreement, dated as of August 1, 1985, between MYAPC, CL&P, PSNH and WMECO. (Exhibit No. 10.8.1, 1994 NU Form 10-K, File No. 1-5324)

     10.9 Sponsor Agreement dated as of August 1, 1968 among the sponsors of Vermont Yankee Nuclear Power Corporation (VYNPC). (Exhibit 10.9, 1997 NU Form 10-K, File No. 1-5324)

    10.10 Form of Power Contract dated as of February 1, 1968 between VYNPC and each of CL&P, HELCO, PSNH and WMECO. (Exhibit 10.10, 1997 NU Form 10-K, File No. 1-5324)

          10.10.1 Form of Amendment to Power Contract dated as of June 1, 1972 between VYNPC and each of CL&P, HELCO, PSNH and WMECO. (Exhibit 5.22, File No. 2-47038)

          10.10.2 Form of Second Amendment to Power Contract dated as of
                  April 15, 1983 between VYNPC and each of CL&P, PSNH and WMECO. (Exhibit 10.10.2, 1993 NU Form 10-K, File No. 1-5324)

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

    10.11 Capital Funds Agreement dated as of February 1, 1968 between VYNPC and CL&P, HELCO, PSNH and WMECO. (Exhibit 10.11, 1997 NU Form 10-K, File No. 1-5324)

          10.11.1 Form of First Amendment to Capital Funds Agreement dated as of March 12, 1968 between VYNPC and CL&P, HELCO, PSNH and WMECO. (Exhibit 10.11.1, 1997 NU Form 10-K, File No. 1-5324)

          10.11.2 Form of Second Amendment to Capital Funds Agreement dated as of September 1, 1993 between VYNPC and CL&P, HELCO, PSNH and WMECO. (Exhibit 10.11.2, 1993 NU Form 10-K, File No. 1-5324)

    10.12 Amended and Restated Millstone Plant Agreement dated as of December 1, 1984 by and among CL&P, WMECO and Northeast Nuclear Energy Company (NNECO). (Exhibit 10.12, 1994 NU Form 10-K, File No. 1-5324)

    10.13 Sharing Agreement dated as of September 1, 1973 with respect to 1979 Connecticut nuclear generating unit (Millstone 3). (Exhibit 6.43, File No. 2-50142)

          10.13.1 Amendment dated August 1, 1974 to Sharing Agreement - 1979 Connecticut Nuclear Unit. (Exhibit 5.45, File No. 2-52392)

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

    10.16 Rate Agreement by and between NUSCO, on behalf of NU, and the Governor of the State of New Hampshire and the New Hampshire Attorney General dated as of November 22, 1989. (Exhibit 10.44,1989 NU Form 10-K, File No. 1-5324)

          10.16.1 First Amendment to Rate Agreement dated as of December 5, 1989. (Exhibit 10.16.1, 1995 NU Form 10-K, File No. 1-5324)

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

    10.22 Memorandum of Understanding between CL&P, HELCO, HP&E, HWP and WMECO dated as of June 1, 1970 with respect to pooling of generation and transmission. (Exhibit 13.32, File No. 2-38177)

          10.22.1 Amendment to Memorandum of Understanding between CL&P, HELCO, HP&E, HWP and WMECO dated as of February 2, 1982 with respect to pooling of generation and transmission. (Exhibit 10.21.1, 1993 NU Form 10-K, File No. 1-5324)

          10.22.2 Amendment to Memorandum of Understanding between CL&P, HELCO, HP&E, HWP and WMECO dated as of January 1, 1984 with respect to pooling of generation and transmission. (Exhibit 10.21.2, 1994 NU Form 10-K, File No. 1-5324)

    10.23 New England Power Pool (NEPOOL) Agreement effective as of
          November 1, 1971, as amended to December 1, 1996. (Exhibit 10.15, 1988 NU Form 10-K, File No. 1-5324.)

          10.23.1 Form of Interim Independent System Operator (ISO) Agreement (Attachment to Thirty-Third Amendment to Exhibit 10.23 dated as of December 31, 1996). (Exhibit 10.23.6, 1996 NU Form 10-K, File No. 1-5324)

*         10.23.2 Restated NEPOOL Power Pool Agreement (restated by the
                  Thirty-Sixth Agreement dated as of July 20, 1998 and includes the Restated NEPOOL Open Access Transmission Tariff).

*         10.23.3 Thirty-Seventh Agreement dated as of August 15, 1998 amending
                  Exhibit 10.23.2.

*         10.23.4 Thirty-Eighth Agreement dated as of October 30, 1998 amending
                  Exhibit 10.23.2.

*         10.23.5 Thirty-Ninth Agreement dated as of November 13, 1998 amending
                  Exhibit 10.23.2.

*         10.23.6 Fortieth Agreement dated as of December 15, 1998 amending
                  Exhibit 10.23.2.

*         10.23.7 ISO New England Inc., FERC Tariff for Transmission Dispatch
                  and Power Administration Services.

    10.24 Agreements among New England Utilities with respect to the Hydro-Quebec interconnection projects. (See Exhibits 10(u) and 10(v); 10(w), 10(x), and 10(y), 1990 and 1988, respectively, Form 10-K of New England Electric System, File No. 1-3446.)

    10.25 Trust Agreement dated February 11, 1992, between State Street Bank and Trust Company of Connecticut, as Trustor, and Bankers Trust Company, as Trustee, and CL&P and WMECO, with respect to NBFT. (Exhibit 10.23, 1991 NU Form 10-K, File No. 1-5324)

          10.25.1 Nuclear Fuel Lease Agreement dated as of February 11, 1992, between Bankers Trust Company, Trustee, as Lessor, and CL&P and WMECO, as Lessees. (Exhibit 10.23.1, 1991 NU Form 10-K, File No. 1-5324)

    10.26 Simulator Financing Lease Agreement, dated as of February 1, 1985, by and between ComPlan and NNECO. (Exhibit 10.25, 1994 NU Form 10-K, File No. 1-5324)

    10.27 Simulator Financing Lease Agreement, dated as of May 2, 1985, by and between The Prudential Insurance Company of America and NNECO. (Exhibit No. 10.26, 1994 NU Form 10-K, File No. 1-5324)

    10.28 Lease dated as of April 14, 1992 between The Rocky River Realty Company (RRR) and Northeast Utilities Service Company (NUSCO) with respect to the Berlin, Connecticut headquarters (office lease). (Exhibit 10.29, 1992 NU Form 10-K, File No. 1-5324)

          10.28.1 Lease dated as of April 14, 1992 between RRR and NUSCO with respect to the Berlin, Connecticut headquarters (project lease). (Exhibit 10.29.1, 1992 NU Form 10-K, File No. 1-5324)

    10.29 Millstone Technical Building Note Agreement dated as of December 21, 1993 by and between The Prudential Insurance Company of America and NNECO. (Exhibit 10.28, 1993 NU Form 10-K, File No. 1-5324)

    10.30 Lease and Agreement, dated as of December 15, 1988, by and between WMECO and Bank of New England, N.A., with BNE Realty Leasing Corporation of North Carolina. (Exhibit 10.63, 1988 NU Form 10-K, File No. 1-5324.)

    10.31 Note Agreement dated April 14, 1992, by and between The Rocky River Realty Company (RRR) and Purchasers named therein (Connecticut General Life Insurance Company, Life Insurance Company of North America, INA Life Insurance Company of New York, Life Insurance Company of Georgia), with respect to RRR's sale of $15 million of guaranteed senior secured notes due 2007 and $28 million of guaranteed senior secured notes due 2017. (Exhibit 10.52, 1992 NU Form 10-K, File No. 1-5324)

          10.31.1 Amendment to Note Agreement, dated September 26, 1997. (Exhibit 10.31.1, 1997 NU Form 10-K, File No. 1-5324)

          10.31.2 Note Guaranty dated April 14, 1992 by Northeast Utilities pursuant to Note Agreement dated April 14, 1992 between RRR and Note Purchasers, for the benefit of The Connecticut National Bank as Trustee, the Purchasers and the owners of the notes. (Exhibit 10.52.1, 1992 NU Form 10-K, File No. 1-5324)

                  10.31.2.1 Extension of Note Guaranty, dated September 26, 1997. (Exhibit 10.31.2.1, 1997 NU Form 10-K,
                             File No. 1-5324)

          10.31.3 Assignment of Leases, Rents and Profits, Security Agreement and Negative Pledge, dated as of April 14, 1992 among RRR, NUSCO and The Connecticut National Bank as Trustee, securing notes sold by RRR pursuant to April 14, 1992 Note Agreement. (Exhibit 10.52.2, 1997 NU Form 10-K, File No. 1-5324)

                  10.31.3.1 Modification of and Confirmation of Assignment of Leases, Rents and Profits, Security Agreement and Negative Pledge, dated as of September 26, 1997. (Exhibit 10.31.3.1, 1997 NU Form 10-K, File
                             No. 1-5324)

          10.31.4 Purchase and Sale Agreement, dated July 28, 1997 by and between RRR and the Sellers and Purchasers named therein. (Exhibit 10.31.4, 1997 NU Form 10-K, File No. 1-5324)

          10.31.5 Purchase and Sale Agreement, dated September 26, 1997 by and between RRR and the Purchaser named therein. (Exhibit 10.31.5, 1992 NU Form 10-K, File No. 1-5324)

    10.32 Master Trust Agreement dated as of September 2, 1986 between CL&P and WMECO and Colonial Bank as Trustee, with respect to reserve funds for Millstone 1 decommissioning costs. (Exhibit No. 10.32, 1996 NU Form 10-K, File No. 1-5324)

          10.32.1 Notice of Appointment of Mellon Bank, N.A. as Successor Trustee, dated November 20, 1990, and Acceptance of Appointment. (Exhibit 10.41.1, 1992 NU Form 10-K, File No. 1-5324)

    10.33 Master Trust Agreement dated as of September 2, 1986 between CL&P and WMECO and Colonial Bank as Trustee, with respect to reserve funds for Millstone 2 decommissioning costs. (Exhibit No. 10.33, 1996 NU Form 10-K, File No. 1-5324)

          10.33.1 Notice of Appointment of Mellon Bank, N.A. as Successor Trustee, dated November 20, 1990, and Acceptance of Appointment. (Exhibit 10.42.1, 1992 NU Form 10-K, File No. 1-5324)

    10.34 Master Trust Agreement dated as of April 23, 1986 between CL&P and WMECO and Colonial Bank as Trustee, with respect to reserve funds for Millstone 3 decommissioning costs. (Exhibit No. 10.34, 1996 NU Form 10-K, File No. 1-5324)

          10.34.1 Notice of Appointment of Mellon Bank, N.A. as Successor Trustee, dated November 20, 1990, and Acceptance of Appointment. (Exhibit 10.43.1, 1992 NU Form 10-K, File No. 1-5324)

    10.35 NU Executive Incentive Plan, effective as of January 1, 1991.
          Exhibit 10.44, NU 1991 Form 10-K, File No. 1-5324)

*         10.35.1 NU Incentive Plan, effective as of January 1, 1998.

             *    10.35.1.1  Amendment to Exhibit 10.35.1, effective as of
                             February 23, 1999.

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

          10.36.2 Amendment 2 to Exhibit 10.36, effective as of January 1, 1994. (Exhibit 10.35.2, 1993 NU Form 10-K, File No. 1-5324)

          10.36.3 Amendment 3 to Exhibit 10.36, effective as of January 1, 1996. (Exhibit 10.36.3, 1995 NU Form 10-K, File No. 1-5324)

* 10.37 Special Severance Program for Officers of NU System Companies, as adopted on July 15, 1998.

*         10.37.1 Amendment to Exhibit 10.37, effective as of February 23, 1999.

    10.38 Loan Agreement dated as of December 2, 1991, by and between NU and Mellon Bank, N.A., as Trustee, with respect to NU's loan of $175 million to an ESOP Trust. (Exhibit 10.46, 1991 NU Form 10-K, File No. 1-5324)

          10.38.1 First Amendment to Exhibit 10.38 dated February 7, 1992. (Exhibit 10.36.1, 1993 NU Form 10-K, File No. 1-5324)

          10.38.2 Loan Agreement dated as of March 19, 1992 by and between NU and Mellon Bank, N.A., as Trustee, with respect to NU's loan of $75 million to the ESOP Trust. (Exhibit 10.49.1, 1992 NU Form 10-K, File No. 1-5324)

          10.38.3 Second Amendment to Exhibit 10.38 dated April 9, 1992. (Exhibit 10.36.3, 1993 NU Form 10-K, File No. 1-5324)

    10.39 Employment Agreement with Michael G. Morris. (Exhibit 10.39, 1997 NU Form 10-K, File No. 1-5324)

*       10.39.1 Amendment to Exhibit 10.39, dated as of February 23,
                1999.

    10.40 Transition and Retirement Agreement with Bernard M. Fox. (Exhibit 10.39, 1996 NU Form 10-K, File No. 1-5324)

    10.41 Employment Agreement with Bruce M. Kenyon. (Exhibit 10.40, 1996 NU Form 10-K, File No. 1-5324)

*         10.41.1 Amendment to Exhibit 10.41, dated as of January 13, 1998.

*         10.41.2 Amendment to Exhibit 10.41, dated as of February 23, 1999.

    10.42 Employment Agreement with John H. Forsgren. (Exhibit 10.41, 1996 NU Form 10-K, File No. 1-5324)

*         10.42.1 Amendment to Exhibit 10.42, dated as of January 13, 1998.

*         10.42.2 Amendment to Exhibit 10.42, dated as of February 23, 1999.

    10.43 Employment Agreement with Hugh C. MacKenzie. (Exhibit 10.42, 1996 NU Form 10-K, File No. 1-5324)

*         10.43.1 Amendment to Exhibit 10.43, dated as of January 13, 1998.

*         10.43.2 Amendment to Exhibit 10.43, dated as of February 23, 1999.

*   10.44 Employment Agreement with Cheryl W. Grise'.

*         10.44.1 Amendment to Exhibit 10.44, dated as of January 13, 1998.

*         10.44.2 Amendment to Exhibit 10.44, dated as of February 23, 1999.

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

    10.48 Reciprocal Support Agreement Among NNECO, NAESCO, CYAPC, YAEC and NUSCO dated January 1, 1996. (Exhibit 10.41, 1995 NU Form 10K, File No. 1-5324)

    10.49 Receivables Purchase and Sale Agreement (CL&P and CL&P Receivables Corporation), dated as of September 30, 1997. (Exhibit 10.49, 1997 NU Form 10-K, File No. 1-5324)

#         10.49.1 Amendment to Exhibit 10.49 dated September 29, 1998.

          10.49.2 Purchase and Contribution Agreement (CL&P and CL&P Receivables Corporation), dated as of September 30, 1997. (Exhibit 10.49.1, 1997 NU Form 10-K, File No. 1-5324)

    10.50 Receivables Purchase Agreement (WMECO and WMECO Receivables Corporation), dated as of May 22, 1997. (Exhibit 10.50, 1997 NU Form 10-K, File No. 1-5324)

          10.50.1 Purchase and Sale Agreement (WMECO and WMECO Receivables Corporation), dated as of May 22, 1997. (Exhibit 10.50.1, 1997 NU Form 10-K, File No. 1-5324)

    10.51 Master Lease Agreement between General Electric Capital Corporation and CL&P, dated as of June 21, 1996. (Exhibit 10.50, 1996 NU Form 10-K, File No. 1-5324)

          10.51.1 Amendment No. 1 to Master Lease Agreement, dated as of August 29, 1997. (Exhibit 10.51.1, 1997 NU Form 10-K,
                  File No. 1-5324)


    10.52 NU Guaranty, dated as of November 30, 1998, made by NU, in favor of the Participating Banks, the Issuing Banks and the Administrative Agent, all named in a $50,000,000 Letter of Credit and Reimbursement Agreement, dated as of November 30, 1998, among Select Energy, Inc., the Participating Banks, the Administrative Agent, the Issuing Bank and Documentation Agent, and the Syndication Agent named therein. (Exhibit B.1 (Execution Copy), File No. 70-9343)

          10.52.1 Amendment No. 1 dated as of November 30, 1998 to Exhibit
                  10.52. (Exhibit B.3 (Execution Copy), File No. 70-9343)

13 Annual Report to Security Holders (Each of the Annual Reports is filed only with the Form 10-K of that respective registrant.)

* 13.1 Portions of the Annual Report to Shareholders of NU (pages 12-49) that have been incorporated by reference into this Form 10-K.

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