Form 10-Q
period 1999-03-31
NORTHEAST UTILITIES SYSTEM; CONNECTICUT LIGHT & POWER CO; WESTERN MASSACHUSETTS ELECTRIC CO; PUBLIC SERVICE CO OF NEW HAMPSHIRE; NORTH ATLANTIC ENERGY CORP /NH
filed 1999-05-17
CIK 72741, 23426, 106170, 315256, 880416

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549-1004

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1999

                                        OR

           [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ________ to ________

Commission    Registrant;State of Incorporation;              I.R.S. Employer
File Number      Address;and Telephone Number                Identification No.

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

                     Yes  X             No ___

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

Company - Class of Stock                      Outstanding at April 30,  1999
Northeast Utilities
Common shares, $5.00 par value                137,120,486 shares

The Connecticut Light and Power Company
Common stock, $10.00 par value                12,222,930 shares

Public Service Company of New Hampshire
Common stock, $1.00 par value                 1,000 shares

Western Massachusetts Electric Company
Common stock, $25.00 par value                1,072,471 shares

North Atlantic Energy Corporation
Common stock, $10.00 par value                1,000 shares


GLOSSARY OF TERMS


        The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report:


COMPANIES

NU................................. Northeast Utilities
CL&P............................... The Connecticut Light and Power Company
Charter Oak or COE................. Charter Oak Energy, Inc.
WMECO.............................. Western Massachusetts Electric Company
HWP................................ Holyoke Water Power Company
NUSCO or the
Service Company.................... Northeast Utilities Service Company
NNECO.............................. Northeast Nuclear Energy Company
NAEC............................... North Atlantic Energy Corporation
NAESCO or North Atlantic........... North Atlantic Energy Service Corporation
PSNH............................... Public Service Company of New Hampshire
RRR................................ The Rocky River Realty Company
NUEI............................... NU Enterprises, Inc.
NGC................................ Northeast Generation Company
NGSC............................... Northeast Generation Services Company

Select Energy...................... Select Energy, Inc.
Mode 1............................. Mode 1 Communications, Inc.
HEC................................ HEC Inc.
Quinnehtuk......................... The Quinnehtuk Company
NU system.......................... The Northeast Utilities system companies, including NU and its wholly-owned
                                    operating subsidiaries:  CL&P, PSNH, WMECO
                                    and NAEC
CYAPC.............................. Connecticut Yankee Atomic Power Company
MYAPC.............................. Maine Yankee Atomic Power Company
VYNPC.............................. Vermont Yankee Nuclear Power Corporation
YAEC............................... Yankee Atomic Electric Company
Yankee Companies................... CYAPC, MYAPC, VYNPC and YAEC

GENERATING UNITS

Millstone 1........................ Millstone Unit No. 1, a 660 MW nuclear generating unit completed in 1970
Millstone 2........................ Millstone Unit No. 2, an 870 MW nuclear electric generating unit completed in 1975
Millstone 3........................ Millstone Unit No. 3, a 1,154 MW nuclear electric generating unit completed in 1986
Seabrook or Seabrook 1............. Seabrook Unit No. 1, a 1,148 MW nuclear electric generating unit completed in
                                    1986;Seabrook 1 went into service in 1990.

REGULATORS

DOE................................ U.S. Department of Energy
DTE................................ Massachusetts Department of
                                    Telecommunications and Energy
DPUC............................... Connecticut Department of Public Utility
                                    Control
FERC............................... Federal Energy Regulatory Commission
NHPUC.............................. New Hampshire Public Utilities Commission
NRC................................ Nuclear Regulatory Commission
SEC................................ Securities and Exchange Commission

OTHER

kWh................................ Kilowatt hour
MW................................. Megawatt

NU 1998 Form 10-K.................. The NU system combined 1998 Form 10-K as filed with the SEC.


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

     Item 2.  Management's Discussion and
              Analysis of Financial Condition
              and Results of Operations

          For the following companies:

          Northeast Utilities and Subsidiaries

              Consolidated Balance Sheets -
              March 31, 1999 and December 31, 1998................   2

              Consolidated Statements of Income - Three Months
              Ended March 31, 1999 and 1998.......................   4

              Consolidated Statements of Cash Flows -
              Three Months Ended March 31, 1999 and 1998..........   5

              Management's Discussion and Analysis of
              Financial Condition and Results of Operations.......   6

              Report of Independent Public Accountants............  15

          The Connecticut Light and Power Company and
          Subsidiaries

              Consolidated Balance Sheets - March 31, 1999
              and December 31, 1998...............................  18

              Consolidated Statements of Income - Three
              Months Ended March 31, 1999 and 1998................  20

              Consolidated Statements of Cash Flows -
              Three Months Ended March 31, 1999 and 1998..........  21

              Management's Discussion and Analysis of
              Financial Condition and Results of Operations.......  22

          Public Service Company of New Hampshire

              Balance Sheets - March 31, 1999
              and December 31, 1998...............................  26

              Statements of Income - Three Months Ended
              March 31, 1999 and 1998.............................  28

              Statements of Cash Flows - Three Months Ended
              March 31, 1999 and 1998.............................  29

              Management's Discussion and Analysis of
              Financial Condition and Results of Operations.......  30

          Western Massachusetts Electric Company and Subsidiary

              Consolidated Balance Sheets - March 31, 1999
              and December 31, 1998...............................  34

              Consolidated Statements of Income - Three
              Months Ended March 31, 1999 and 1998................  36

              Consolidated Statements of Cash Flows - Three
              Months Ended March 31, 1999 and 1998................  37

              Management's Discussion and Analysis of Financial
              Condition and Results of Operations.................  38

          North Atlantic Energy Corporation

              Balance Sheets - March 31, 1999 and
              December 31, 1998...................................  42

              Statements of Income - Three Months Ended
              March 31, 1999 and 1998.............................  44

              Statements of Cash Flows - Three Months Ended
              March 31, 1999 and 1998.............................  45

              Management's Discussion and Analysis of
              Financial Condition and Results of Operations.......  46

          Notes to Financial Statements (unaudited -
          all companies)..........................................  48



Part II.  Other Information

          Item 1. Legal Proceedings...............................  57

          Item 5. Other Information...............................  58

          Item 6. Exhibits and Reports on Form 8-K................  58

Signatures........................................................  60





                           NORTHEAST UTILITIES AND SUBSIDIARIES

                              PART I.  FINANCIAL INFORMATION

NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                             March 31,
                                                                1999        December 31,
                                                            (Unaudited)         1998
                                                           -------------   -------------
                                                               (Thousands of Dollars)
ASSETS
------

Utility Plant, at cost:
  Electric................................................ $  9,601,500    $  9,570,547
  Other...................................................      195,665         195,325
                                                           -------------   -------------
                                                              9,797,165       9,765,872
     Less: Accumulated provision for depreciation.........    4,309,124       4,224,416
                                                           -------------   -------------
                                                              5,488,041       5,541,456
  Unamortized PSNH acquisition costs......................      345,750         352,855
  Construction work in progress...........................      146,981         143,159
  Nuclear fuel, net.......................................      161,263         133,411
                                                           -------------   -------------
      Total net utility plant.............................    6,142,035       6,170,881
                                                           -------------   -------------
Other Property and Investments:
  Nuclear decommissioning trusts, at market...............      643,500         619,143
  Investments in regional nuclear generating
   companies, at equity...................................       86,232          85,791
  Other, at cost..........................................      162,681         154,504
                                                           -------------   -------------
                                                                892,413         859,438
                                                           -------------   -------------
Current Assets:
  Cash and cash equivalents...............................      335,662         136,155
  Investments in securitizable assets.....................      128,017         182,118
  Receivables, net........................................      226,219         237,207
  Accrued utility revenues................................       47,401          42,145
  Fuel, materials, and supplies, at average cost..........      199,738         202,661
  Recoverable energy costs, net--current portion..........       67,489          67,181
  Prepayments and other...................................       63,329          65,440
                                                           -------------   -------------
                                                              1,067,855         932,907
                                                           -------------   -------------
Deferred Charges:
  Regulatory assets (Note 1B):
    Income taxes,net......................................      737,372         762,495
    Millstone 1...........................................      552,758         576,323
    Deferred costs--nuclear plants........................      168,868         187,132
    Unrecovered contractual obligations...................      391,421         407,926
    Recoverable energy costs, net.........................      240,222         279,232
    Other.................................................      101,607         115,841
  Unamortized debt expense................................       37,703          40,416
  Other ..................................................       52,444          54,790
                                                           ------------    ------------
                                                              2,282,395       2,424,155
                                                           ------------    ------------




Total Assets.............................................. $ 10,384,698    $ 10,387,381
                                                           ============    ============

See accompanying notes to consolidated financial statements.






NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                             March 31,
                                                                1999        December 31,
                                                            (Unaudited)         1998
                                                           -------------   -------------
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common shareholders' equity:
    Common shares, $5 par value--authorized
     225,000,000 shares; 137,120,608 shares issued and
     131,187,105 shares outstanding in 1999 and
     137,031,264 shares issued and 130,954,740 shares
     outstanding in 1998.................................. $    685,603    $    685,156
    Capital surplus, paid in..............................      939,674         940,661
    Deferred contribution plan--employee stock
      ownership plan......................................     (137,334)       (140,619)
    Retained earnings.....................................      579,213         560,769
    Accumulated other comprehensive income................        1,524           1,405
                                                           -------------   -------------
           Total common shareholders' equity..............    2,068,680       2,047,372
  Preferred stock not subject to mandatory redemption.....      136,200         136,200
  Preferred stock subject to mandatory redemption.........      166,039         167,539
  Long-term debt..........................................    3,218,149       3,282,138
                                                           -------------   -------------
           Total capitalization...........................    5,589,068       5,633,249
                                                           -------------   -------------
Minority Interest in Consolidated Subsidiaries............      100,000         100,000
                                                           -------------   -------------
Obligations Under Capital Leases..........................       78,107          88,423
                                                           -------------   -------------
Current Liabilities:
  Notes payable to banks..................................      225,000          30,000
  Long-term debt and preferred stock--current
   portion................................................      277,212         397,153
  Obligations under capital leases--current
   portion................................................      128,405         120,856
  Accounts payable........................................      319,300         338,612
  Accrued taxes...........................................       82,134          50,755
  Accrued interest........................................       65,579          51,044
  Accrued pension benefits................................       18,209          33,034
  Other...................................................       93,500         106,333
                                                           -------------    ------------
                                                              1,209,339       1,127,787
                                                           -------------    ------------

Deferred Credits:
  Accumulated deferred income taxes.......................    1,823,330       1,848,694
  Accumulated deferred investment tax credits.............      140,990         143,369
  Decommissioning obligation--Millstone 1.................      692,000         692,000
  Deferred contractual obligations........................      402,255         418,760
  Other...................................................      349,609         335,099
                                                           -------------    ------------
                                                              3,408,184       3,437,922
Commitments and Contingencies (Note 5)


           Total Capitalization and Liabilities........... $ 10,384,698    $ 10,387,381
                                                           =============   =============

See accompanying notes to consolidated financial statements.




NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                            Three Months Ended
                                                                March 31,
                                                       ----------------------------
                                                            1999           1998
                                                       -------------  -------------
                                                          (Thousands of Dollars,
                                                         except share information)

Operating Revenues.................................... $  1,043,407   $    958,905
                                                       -------------  -------------
Operating Expenses:
  Operation--
     Fuel, purchased and net interchange power........      380,393        353,537
     Other............................................      236,297        243,932
  Maintenance.........................................       97,151        120,955
  Depreciation........................................       84,348         87,229
  Amortization of regulatory assets, net..............       62,526         28,231
  Federal and state income taxes......................       22,440         16,761
  Taxes other than income taxes.......................       70,614         67,772
                                                       -------------  -------------
        Total operating expenses......................      953,769        918,417
                                                       -------------  -------------
Operating Income......................................       89,638         40,488
                                                       -------------  -------------

Other Income:
  Deferred nuclear plants return--other funds.........        1,234          1,875
  Equity in earnings of regional nuclear generating
     and transmission companies.......................        1,493          4,124
  Millstone 1--unrecoverable costs....................       (1,371)          -
  Other, net..........................................       (1,606)         9,775
  Minority interest in income of subsidiary...........       (2,325)        (2,325)
  Income taxes........................................        6,394          3,024
                                                       -------------  -------------
        Other income, net.............................        3,819         16,473
                                                       -------------  -------------
        Income before interest charges................       93,457         56,961
                                                       -------------  -------------

Interest Charges:
  Interest on long-term debt..........................       67,459         70,226
  Other interest......................................        4,053            878
  Deferred nuclear plants return--borrowed funds......       (2,440)        (3,516)
                                                       -------------  -------------
        Interest charges, net.........................       69,072         67,588
                                                       -------------  -------------

       Income/(Loss) after interest charges...........       24,385        (10,627)

Preferred Dividends of Subsidiaries...................        5,941          7,322
                                                       -------------  -------------
Net Income/(Loss)..................................... $     18,444   $    (17,949)
                                                       =============  =============

Earnings/(Loss) Per Common Share--Basic and Diluted... $       0.14   $      (0.14)
                                                       =============  =============

Common Shares Outstanding (average)...................  131,110,491    130,299,512
                                                       =============  =============


See accompanying notes to consolidated financial statements.



NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                             -----------------------
                                                                 1999        1998
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  Income/(Loss) before preferred dividends of subsidiaries.. $   24,385  $  (10,627)
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................     84,348      87,229
    Deferred income taxes and investment tax credits, net...    (17,522)    (10,166)
    Deferred nuclear plants return..........................     (3,674)     (5,391)
    Amortization of nuclear plants return...................     21,600           -
    Amortization of demand-side-management costs, net.......      8,458      30,924
    Amortization/(deferral) of recoverable energy costs.....     38,702      25,099
    Amortization of PSNH acquisition costs..................      7,104      22,356
    Amortization of regulatory asset - income taxes.........     11,853       2,811
    Amortization of cogeneration deferral...................      5,835       8,696
    Amortization of regulatory liability - PSNH.............     (8,215)     (8,215)
    Amortization of Millstone 1 investment..................     19,852           -
    Amortization of other regulatory assets.................      4,497       2,583
    Millstone 1 - unrecoverable costs.......................      1,371           -
    Other sources of cash...................................     47,624      52,305
    Other uses of cash......................................        (60)    (27,577)
  Changes in working capital:
    Receivables and accrued utility revenues, net...........    (44,268)    (54,008)
    Fuel, materials, and supplies...........................      2,923       4,031
    Accounts payable........................................    (19,312)    (87,671)
    Accrued taxes...........................................     31,379      29,312
    Sale of receivables and accrued utility revenues........     50,000      85,000
    Investment in securitizable assets......................     54,101     115,341
    Other working capital (excludes cash)...................    (11,012)     17,717
                                                             ----------- -----------
Net cash flows from operating activities....................    309,969     279,749
                                                             ----------- -----------
Financing Activities:
  Issuance of common shares.................................      1,341         183
  Issuance of long-term debt................................        200          75
  Net increase/(decrease) in short-term debt................    195,000     (15,000)
  Reacquisitions and retirements of long-term debt..........   (186,700)    (36,452)
  Reacquisitions and retirements of preferred stock.........     (1,500)    (23,678)
  Cash dividends on preferred stock.........................     (5,941)     (7,322)
                                                             ----------- -----------
Net cash flows from/(used for) financing activities.........      2,400     (82,194)
                                                             ----------- -----------
Investment Activities:
  Investment in plant:
    Electric and other utility plant........................    (51,447)    (38,805)
    Nuclear fuel............................................    (34,942)        (33)
                                                             ----------- -----------
  Net cash flows used for investments in plant..............    (86,389)    (38,838)
  Investments in nuclear decommissioning trusts.............    (17,855)    (20,914)
  Other investment activities, net..........................     (8,618)    (12,543)
                                                             ----------- -----------
Net cash flows used for investments.........................   (112,862)    (72,295)
                                                             ----------- -----------
Net Increase In Cash For The Period.........................    199,507     125,260
Cash and cash equivalents - beginning of period.............    136,155     143,403

                                                             ----------- -----------
Cash and cash equivalents - end of period................... $  335,662  $  268,663
                                                             =========== ===========

See accompanying notes to consolidated financial statements.




                     NORTHEAST UTILITIES AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


This discussion should be read in conjunction with the consolidated financial statements and footnotes in this Form 10-Q, the 1998 Form 10-K and Current Reports on Form 8-K dated January 28, 1999, February 23, 1999, April 27, 1999 and May 7, 1999.

FINANCIAL CONDITION

Overview

NU had earnings of $18.4 million, or 14 cents a share, in the first quarter of 1999, compared with a loss of $17.9 million, or 14 cents a share, for the first quarter of 1998. The improvement in earnings in 1999 was due primarily to higher sales and lower operation and maintenance (O&M) costs, partially offset by the effects of a rate decision issued February 5, 1999 by utility regulators in Connecticut.

Operating revenues in the first quarter of 1999 were 8 percent higher than they were in the first quarter of 1998. Retail sales were 4.0 percent higher in the first quarter of 1999 compared with the same period of 1998. Select Energy, Inc., NU's unregulated energy marketing subsidiary, had revenues of $86.4 million in the first quarter of 1999 compared with $441,000 in the same period of 1998.

Non-fuel O&M costs totaling $333.4 million in the first quarter of 1999 dropped 8.6 percent, compared with $364.9 million in the first quarter of 1998. Lower O&M costs are attributed to the completion over the past year of many restart-related activities at Millstone, a less severe winter storm season and continued cost control. In the first quarter of 1998, a major ice storm in northern New England required significant repairs to equipment owned by PSNH, an NU subsidiary.

Partially offsetting the lower O&M costs were the effects of the February 1999 CL&P retail rate decision which reduced rates by 4 percent, or $96 million annually, and increased CL&P's amortization of regulatory assets by $136 million annually.

Millstone Nuclear Units

CL&P and WMECO have joint ownership interests of 81 percent and 19 percent, respectively, in Millstone 2. CL&P, WMECO and PSNH have joint ownership interests in Millstone 3 that total 68.02 percent (52.93 percent for CL&P, 12.24 percent for WMECO and 2.85 percent for PSNH). NNECO, a wholly owned subsidiary of NU, acts as an agent for certain NU system companies and other New England utilities in operating the Millstone units.

Millstone 3 achieved a capacity factor of approximately 99 percent in the first quarter of 1999. NU's share of O&M expenditures for Millstone 3 was approximately $22 million for the first quarter of 1999 compared with approximately $34 million for the first quarter of 1998. A scheduled 45 day refueling and maintenance outage began on May 1, 1999.

On April 29, 1999, the NRC granted permission for NNECO to restart Millstone 2. Millstone 2's return to service is expected to restore $6.6 million a month in noncash revenues to CL&P, reduce fuel and purchased power expense by approximately $8 million a month, and significantly reduce the unit's operation and maintenance expenses. O&M expenditures for Millstone 2 were approximately $53 million for the first quarter of 1999 compared to approximately $61 million for the first quarter of 1998. In its February 1999 rate decision, the Connecticut DPUC permitted Millstone 2 to be restored to CL&P's rate base once it operates at 75 percent or more power for 100 consecutive hours. Millstone 2 has not been included in CL&P's rate base since May 1, 1998.

Fish Unlimited, along with several other parties, sought an injunction against operation of Millstone 2 until installation of a cooling tower and fish return system was installed to protect winter flounder. On May 7, 1999, the Connecticut Superior Court issued a decision which dissolved a temporary restraining order and denied the motions for the temporary and permanent injunction sought by Fish Unlimited. The ruling clears the way for Millstone 2 to resume operation. Millstone 2 is expected to reach 100 percent reactor power by the end of May 1999.

For further information on Millstone Nuclear Units, see the 1998 Form 10-K and the Form 8-K dated April 27, 1999.

Seabrook

The NU system owns 40 percent of the Seabrook nuclear unit. Seabrook operated at a capacity factor of 94.1 percent from January 1, 1999 until it began a scheduled 40-day refueling outage on March 27, 1999. The unit is expected to return to service on May 14, 1999.

Liquidity and Capital Resources

Net cash flows from operations totaled approximately $310 million in the first quarter of 1999, up from $280 million for the first quarter of 1998. Approximately $113 million of net cash flow was used for investment activities, including construction expenditures and nuclear fuel purchases for the Millstone 3 refueling outage compared with $72 million in 1998. In the first quarter of 1999, $195 million of short-term debt was issued to pay bond maturities, long-term debt and preferred stock sinking funds that totaled $188 million. In the first quarter of 1998, debt and preferred stock were reduced by $75 million.

Standard and Poor's revised its outlook on the entire NU system in March 1999 from "Stable" to "Positive". The revised outlook reflects continued progress toward restarting the Millstone Unit 2 nuclear facility. Also, on May 10, Moody's Investors Service placed the securities of NU, CL&P and WMECO under review for a possible upgrade. The primary reason was the return of Millstone 2 to operation.

Fitch IBCA raised its credit ratings on NU, CL&P and WMECO in March 1999.
The ratings reflect substantial improvement in cash flow at NU, particularly at CL&P, continued progress toward restarting Millstone 2, improved operating performance at Millstone 3, and NU's successful renegotiation of its bank covenants following the rate case decision in Connecticut.

Key covenants on a $313.75 million revolving credit line primarily serving CL&P and WMECO were adjusted in the fall of 1998. The CL&P February rate decision resulted in the need for a waiver of the revolver's equity test in the fourth quarter of 1998, which was negotiated with banks in March 1999. CL&P and WMECO's $313.75 million revolving credit line will expire on November 21, 1999. As of March 31, 1999, CL&P and WMECO had $165 million and $60 million, respectively, outstanding under that line. CL&P paid off a $140 million bond maturity on February 1, 1999 and WMECO paid off a $40 million bond maturity on March 1, 1999. CL&P will pay off a $74 million bond issue that matures July 1, 1999. Management expects all of the remaining 1999 maturities and sinking fund payments to be met through cash on hand, operating cash flows and borrowings through NU's short-term facilities.

CL&P and WMECO also have arranged financing agreements through the sale of their accounts receivables. CL&P can finance up to $200 million and WMECO up to $40 million through these facilities. As of March 31, 1999, CL&P had financed $155 million through its accounts receivable line and WMECO had financed $20 million. WMECO is terminating this agreement effective June 30, 1999.

CL&P is a party to an operating lease with General Electric Capital Corporation related to the use of four turbine generators having an installed cost of approximately $70 million and a stipulated loss value of $59 million. CL&P must meet certain financial covenants that are substantially similar to the revolving credit line that was amended in the first quarter of 1999.
CL&P received a waiver of these tests for the fourth quarter of 1998 as a result of the CL&P rate decision and has negotiated the covenants for 1999.

On April 14, 1999, PSNH entered into two Letters of Credit and Reimbursement Agreements totaling $115,414,000, that support the Series D and E pollution control revenue bonds (PCRBs). The new letters of credit, which replaced similar letters of credits which were set to expire on April 22, 1999, allow the PCRBs to remain in their flexible, floating interest rate mode and expire on April 12, 2000. In connection with these Letter of Credit transactions, on April 14, 1999 PSNH terminated its $75 million revolving credit facility that was set to expire on April 22, 1999. PSNH will fund its working capital and construction program through cash on hand and operating cash flows.

NU has provided credit assurance in the form of guarantees of a letter of credit, performance guarantees and other assurances for the financial and performance obligations of certain of its unregulated subsidiaries. NU currently is limited by the SEC to an aggregate of $75 million of such credit assurance arrangements. NU expects SEC approval to increase this limit to $250 million in assurances in late May.

On April 30, 1999, NU received an order from the SEC authorizing NU's previously announced Shareholder Rights Plan (the "Plan") under the Public Utility Holding Company Act of 1935. Pursuant to the order, NU implemented the Plan and distributed to shareholders of record as of May 7, 1999, a dividend of one Right for each outstanding common share. Each right will be exercisable only if a person or group acquires, or offers to acquire, ownership of 15 percent or more of the outstanding common shares of NU. The plan is adopted to ensure fair and equitable treatment for all shareholders, and to encourage any unsolicited acquirer to negotiate a fair price for NU's shares with the Board. For further information on Shareholder Rights Plan see the Forms 8-K dated February 23, 1999 and May 7, 1999.

Restructuring

Connecticut

On February 10, 1999, the DPUC began the auction of approximately 3,500 MW of fossil/hydro generation capacity and related facilities owned by CL&P, and 270 MW of fossil/hydro generation owned by WMECO. Final bids are due in June with the winning bid(s) likely to be announced this summer.

On March 15, 1999, CL&P filed an application for calculation of approximately $4.3 billion of its potentially stranded costs as part of the restructuring of Connecticut's electric utility industry. The filing contained a description of each category of potential stranded cost;the relevant statutory provisions for each category and CL&P's approach to compliance; mitigation; and calculation of stranded costs for non-nuclear generation assets, nuclear generation assets, purchased power agreements and generation-related regulatory assets. On March 26, 1999, CL&P filed reports with the DPUC prepared by two independent consultants that forecast the market price of power and the "going-forward costs" and revenues of the nuclear generation units. A decision on stranded cost recovery is expected on June 30, 1999. CL&P expects to fully recover its stranded costs.

In accordance with the Connecticut electric utility restructuring legislation, CL&P is required to make service available to all of its customers beginning January 1, 2000. Accordingly, CL&P requested on April 30, 1999 that the DPUC approve CL&P's "standard offer" and its related components, including generation service and back-up service. Standard offer service includes electric generation, transmission and distribution services, renewable energy and conservation and load management charges (C&LM), the competitive transition assessment (CTA), and a systems benefits charge (SBC).

The standard offer service is designed to allow CL&P to make the transition from fully regulated, bundled electric service to a completely competitive market for generation in which there are no remaining regulated generation services available to CL&P's customers. The standard offer terminates automatically on January 1,2004, subject to possible extension. During the four-year transition period that standard offer service is available, CL&P's customers may affirmatively choose standard offer generation service or will have that service provided to them if they fail to select or are unable to obtain competitive electric generation services from another electric supplier.

CL&P's petition requested the DPUC to establish the standard offer and related rates by October 1, 1999. The Department is required to hold a hearing for the purpose of allocating CL&P's costs among distribution, transmission and generation services, the CTA and the SBC. The act requires CL&P's rates to be capped at least ten percent less than the rates in effect for its customers on December 31, 1996. CL&P proposes supply arrangements for its standard offer generation services based on one-half being supplied through a request for proposals (RFP) in the competitive wholesale market, and one-half being supplied by CL&P's affiliate, Select Energy.

CL&P has successfully renegotiated 15 purchased power agreements (PPAs) representing 295 MW of capacity with independent power producers in Connecticut and has filed the results of these agreements with the DPUC for its approval. PPAs that were not renegotiated will be included in an auction. Successful bidders are expected to be announced by mid-summer 1999. CL&P expects to recover in full the settlement costs of these PPAs.

New Hampshire

On April 7, 1999, the U.S. District Court held a hearing on the pending motions in PSNH's restructuring litigation. A federal judge ordered the NHPUC to focus on the restructuring docket. He asked the NHPUC to issue an order setting a revised stranded cost charge for PSNH. The NHPUC indicated it may produce that revised figure within a couple of months. Until the NHPUC order is issued, the court case is on hold and all restructuring activities in New Hampshire remain frozen. A trial will not take place until the NHPUC's stranded cost order is issued and the District Court subsequently rules on the outstanding summary judgment motions. Settlement negotiations continue between PSNH and representatives from the State of New Hampshire.

Massachusetts

On March 3, 1999, WMECO filed a petition with the Massachusetts DTE for approval of the sale of 290 MW of non-nuclear generation to Consolidated Edison Energy, Inc. WMECO expects to complete the sale this summer. In addition, WMECO is selling approximately 270 MW of non-nuclear generation as part of the auction being run by the DPUC.

As part of its petition to the DTE for approval of the sale WMECO submitted testimony regarding the use of the net proceeds from the sale. In May 1999, the DTE ruled that it would address the approval of the sale separately from the use of the sale proceeds. The DTE has not determined when, or in what proceeding it will address the use of the sale proceeds.

A final decision on WMECO's restructuring plan, is expected by the end of the second quarter 1999.

Rate Matters

New Hampshire

On March 23, 1999, PSNH filed a motion to delay for two months the normal fuel and purchased-power adjustment clause (FPPAC) procedure which would have set a new FPPAC rate for implementation on June 1, 1999. The requested two month delay, which management believes will be approved, would allow PSNH and state negotiators to focus on a comprehensive settlement to all outstanding regulatory issues without increasing the deferred FPPAC amounts. The FPPAC rate currently in place would continue until a new rate is established.

Unregulated Energy Services

The unregulated energy services segment of NU's business is principally comprised of three wholly owned subsidiaries of NU Enterprises, Inc., a wholly owned subsidiary of NU: Select Energy, Inc., a retail and wholesale energy services and power marketing company, HEC Inc., an energy engineering and design firm, and Northeast Generation Services Company, a service company that offers operation and management services to electric power generators and to medium to large industrial businesses. Select Energy, Inc. is aggressively growing its wholesale bulk power and marketing business along with its retail business with commercial, industrial and government sector customers in the eleven state Northeast region including the New England Power Pool, Pennsylvania-New Jersey-Maryland (PJM) and New York power pool territories. In 1998, Select Energy, Inc. signed $600 million in multi-year contracts including $300 million to supply the electric power needs of 650,000 Boston Edison Company retail customers.

In the first quarter of 1999, these unregulated companies had operating revenue of $92 million ($86 million from Select and $6 million from HEC). This compares to $6.5 million ($.4 million and $6.1 million, respectively) in the first quarter of 1998. Despite a first quarter Net Income loss of $5 million, management projects that the unregulated business will be profitable for the twelve months ended December 1999. Increased revenues are expected to be provided from a combination of contracts which began during the first quarter and additional known contracts which will begin later in the year. Select has supported its energy supply obligations with risk-management instruments such as fixed-price energy contracts and energy products along with financial instruments.


Year 2000 Issue

The NU system has established an action plan by which identified processes must be completed by certain dates in order to ensure its operating systems, including nuclear systems, and reporting systems are able to properly recognize the year 2000.

The NU system has identified and inventoried 2,537 computer systems (software) and over 24,000 devices (hardware) subdivided into 3,793 device types containing date-sensitive computer chips. As of March 31, 1999, 82 percent of the software systems and 86 percent of the hardware were year 2000 ready, as follows:

                                Percentage Complete
                                Software  Hardware

Generation-
   Fossil/Hydro                 65%             92%
   Millstone Nuclear            93%             85%
   Seabrook Nuclear             86%             83%
   Transmission/Distribution    84%             73%
   Other Business Systems       72%             95%


The remaining items are in various stages of modification or testing. Management anticipates the remediation phase for mission critical systems to be completed by mid-1999.

The NU system has utilized both internal and external resources to identify, assess, test and reprogram or replace the computer systems for year 2000 readiness. The current projected total cost of the Year 2000 Program is approximately $30 million. The total estimated remaining cost is $17 million, which is being funded through operating cash flows. The majority of these costs will be expensed as incurred in 1999. Since 1996, the NU system has incurred and expensed approximately $13 million related to year 2000 readiness efforts.

The costs of the project and the date on which the NU system plans to complete the year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those plans. If the NU system's remediation plans or those of third parties are not successful, there could be a significant disruption of the NU system's operations. The most likely worst case scenario is a limited number of localized interruptions to electric service which can be restored within a few hours. As a precautionary measure, NU is formulating contingency plans that will evaluate alternatives that could be implemented if our remediation efforts are not successful. The contingency plans are being developed by enhancing existing emergency operating procedures to include year 2000 issues. In addition, the NU system plans to have staff available to respond to any year 2000 situations that might arise. The contingency plan is expected to be available by July 30, 1999.

The NU system is committed to assuring that adequate resources are available in order to implement any changes necessary for its nuclear and other operations to be compatible with the new millennium.

Risk-Management Instruments

The NU system employs risk-management instruments such as swaps to manage the market risk exposures associated with changes in fuel prices and variable interest rates. The NU system uses these instruments to reduce risk by essentially creating offsetting market exposures but does not use these risk-management instruments for speculative purposes. For more information on NU system's use of risk-management instruments, see the "Notes to Financial Statements", Note 3.

CL&P has acquired fuel-price risk-management instruments to hedge risks associated with fuel prices created by its long-term, fixed-price electricity contracts with wholesale customers. At March 30, 1999, CL&P had outstanding agreements with a total notional value of approximately $389 million and a negative mark-to-market position of approximately $52 million. On April 16, 1999, CL&P sold forward fuel oil price swaps with a total notional value of approximately $13.8 million. CL&P's remaining risk-management instruments' outstanding and negative mark-to-market positions at April 30, 1999 were $384 million and $32 million, respectively.

NAEC has entered into various interest rate swap agreements related to its $200 million variable rate note, which fix the interest rate of that note at
7.823 percent. As of March 31, 1999, NAEC had outstanding agreements with a notional value of approximately $200 million and a negative mark-to-market position of approximately $1.8 million.

There have been no material changes in the reported market risks for either CL&P or NAEC since the 1998 Form 10-K. For further information on CL&P's and NAEC's respective market risk exposures, see the MD&A in the 1998 Form 10-K.


RESULTS OF OPERATIONS

Comparison of the First Quarter of 1999 to the First Quarter of 1998


                                     Income Statement Variances
                                        Increase/(Decrease)
                                        Millions of Dollars

                                        First
                                       Quarter          Percent

Operating revenues                       $85               8%

Fuel, purchased and net
  interchange power                       27               8
Other operation                          (8)              (3)
Maintenance                             (24)             (20)
Amortization of
  regulatory assets, net                 34               (a)
Federal and state income taxes            2               17
Other income, net                       (13)             (77)

Net Income                               36               (a)

(a) Percent greater than 100.

Total operating revenues increased by $85 million in the first quarter of 1999 as compared to the same period of 1998, primarily due to higher revenues for Select and higher retail sales, partially offset by lower revenues from regulatory decisions. Select had higher revenues of $86 million. Retail kilowatt-hour sales increased by 4.0 percent and contributed $25 million to revenues. Regulatory decisions decreased revenues by $38 million, primarily due to the retail rate decreases for CL&P and WMECO and the accounting impact of Millstone 2 being removed from CL&P'S rates.

Fuel, purchased, and net interchange power expense increased in 1999, primarily due to higher purchased power costs for Select, partially offset by lower replacement power costs due to the return of service to Millstone unit 3.

Other operation and maintenance expense decreased in 1999, primarily due to lower costs at the Millstone nuclear units ($29 million), lower major storm expense ($15 million), lower pension costs ($8 million), lower charges from Maine Yankee Atomic Power Company and Connecticut Yankee Atomic Power Company ($6 million), partially offset by higher Select capacity charges ($18 million) and higher transmission expense ($14 million).

Amortization of regulatory assets, net increased in 1999, primarily due to accelerated amortizations in accordance with the retail regulatory decision received in Connecticut and the amortization of CL&P's Millstone 1 remaining investment, partially offset by the lower amortization of the PSNH acquisition premium.

Federal and state income taxes increased during the first quarter of 1999, primarily due to higher book taxable income.

Other income, net decreased in 1999, primarily due to the 1998 proceeds from the shareholder derivative settlement suit.






                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Northeast Utilities:

We have reviewed the accompanying consolidated balance sheet of Northeast Utilities (a Massachusetts trust) and subsidiaries as of March 31, 1999, and the related consolidated statements of income for the three-month periods ended March 31, 1999 and 1998, and the consolidated statements of cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Northeast Utilities as of December 31, 1998, and in our report dated February 23, 1999, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                        /s/ Arthur Andersen LLP
                                            Arthur Andersen LLP

Hartford, Connecticut
May 12, 1999





                 THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES


                             PART I.  FINANCIAL INFORMATION

THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                              March 31,
                                                                 1999       December 31,
                                                             (Unaudited)        1998
                                                            -------------  -------------
                                                                (Thousands of Dollars)
ASSETS
------
Utility Plant, at original cost:
  Electric................................................  $  6,204,391   $  6,173,871

     Less: Accumulated provision for depreciation.........     2,810,955      2,758,012
                                                            -------------  -------------
                                                               3,393,436      3,415,859
  Construction work in progress...........................        81,880         83,477
  Nuclear fuel, net.......................................       106,510         87,867
                                                            -------------  -------------
      Total net utility plant.............................     3,581,826      3,587,203
                                                            -------------  -------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............       469,426        452,755
  Investments in regional nuclear generating
   companies, at equity...................................        57,289         56,999
  Other, at cost..........................................       101,793         93,864
                                                            -------------  -------------
                                                                 628,508        603,618
                                                            -------------  -------------
Current Assets:
  Cash....................................................           206            434
  Investment in securitizable assets......................       112,206        160,253
  Notes receivable from affiliated companies..............        68,475          6,600
  Receivables, net........................................        23,007         22,186
  Accounts receivable from affiliated companies...........        36,128          1,721
  Taxes receivable........................................         8,386         26,478
  Fuel, materials, and supplies, at average cost..........        72,206         71,982
  Prepayments and other...................................       139,151        121,514
                                                            -------------  -------------
                                                                 459,765        411,168
                                                            -------------  -------------

Deferred Charges:
  Regulatory assets (Note 1B):
    Income taxes,net......................................       511,597        538,521
    Millstone 1...........................................       422,727        442,669
    Unrecovered contractual obligations...................       256,119        266,992
    Deferred demand side management costs.................         1,557         10,014
    Recoverable energy costs, net.........................        72,788        102,124
    Cogeneration costs....................................          -             5,779
    Other.................................................        48,272         49,739
  Unamortized debt expense................................        19,013         19,603
  Other...................................................         9,714         12,768
                                                            -------------  -------------
                                                               1,341,787      1,448,209
                                                            -------------  -------------
      Total Assets........................................  $  6,011,886   $  6,050,198
                                                            =============  =============


See accompanying notes to consolidated financial statements.





THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                              March 31,
                                                                 1999       December 31,
                                                             (Unaudited)        1998
                                                            -------------  -------------
                                                                (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization:
  Common stock--$10 par value. Authorized
   24,500,000 shares; outstanding 12,222,930
   shares.................................................  $    122,229   $    122,229
  Capital surplus, paid in................................       664,556        664,156
  Retained earnings.......................................       193,178        210,108
  Accumulated other comprehensive income..................           415            378
                                                            -------------  -------------
           Total common stockholder's equity..............       980,378        996,871
  Preferred stock not subject to mandatory
   redemption.............................................       116,200        116,200
  Preferred stock subject to mandatory redemption.........        99,539         99,539
  Long-term debt..........................................     1,796,166      1,793,952
                                                            -------------  -------------
           Total capitalization...........................     2,992,283      3,006,562
                                                            -------------  -------------
Minority Interest in Consolidated Subsidiary..............       100,000        100,000
                                                            -------------  -------------
Obligations Under Capital Leases..........................        61,015         68,444
                                                            -------------  -------------
Current Liabilities:
  Notes payable to banks..................................       165,000         10,000
  Long-term debt and preferred stock--current
   portion................................................        93,755        233,755
  Obligations under capital leases--current
   portion................................................       100,520         94,440
  Accounts payable........................................        96,948        121,040
  Accounts payable to affiliated companies................        33,219         32,758
  Accrued taxes...........................................        23,448         19,396
  Accrued interest........................................        33,221         31,409
  Other...................................................        34,865         34,872
                                                            -------------  -------------
                                                                 580,976        577,670
                                                            -------------  -------------


Deferred Credits:
  Accumulated deferred income taxes.......................     1,168,446      1,194,722
  Accumulated deferred investment tax credits.............       112,632        114,457
  Decommissioning obligation--Millstone 1.................       560,500        560,500
  Deferred contractual obligations........................       266,953        277,826
  Other...................................................       169,081        150,017
                                                            -------------  -------------
                                                               2,277,612      2,297,522
                                                            -------------  -------------


Commitments and Contingencies (Note 5)

           Total Capitalization and Liabilities...........  $  6,011,886   $  6,050,198
                                                            =============  =============

See accompanying notes to consolidated financial statement





THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                               Three Months Ended
                                                                  March 31,
                                                           --------------------------
                                                               1999           1998
                                                           -----------    -----------
                                                             (Thousands of Dollars)

Operating Revenues....................................     $  606,997     $  608,961
                                                           -----------    -----------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power........        219,337        246,692
     Other............................................        154,256        177,031
  Maintenance.........................................         64,800         73,372
  Depreciation........................................         55,342         57,635
  Amortization of regulatory assets, net..............         35,445         12,628
  Federal and state income taxes......................          9,983        (11,268)
  Taxes other than income taxes.......................         47,422         46,610
                                                           -----------    -----------
        Total operating expenses......................        586,585        602,700
                                                           -----------    -----------
Operating Income......................................         20,412          6,261
                                                           -----------    -----------

Other Income:
  Equity in earnings of regional nuclear generating
    companies.........................................            555          2,168
  Millstone 1--unrecoverable costs....................         (1,371)          -
  Other, net..........................................            874         (6,643)
  Minority interest in income of subsidiary...........         (2,325)        (2,325)
  Income taxes........................................          4,228          3,332
                                                           -----------    -----------
        Other income(loss), net.......................          1,961         (3,468)
                                                           -----------    -----------
        Income before interest charges................         22,373          2,793
                                                           -----------    -----------

Interest Charges:
  Interest on long-term debt..........................         33,037         32,940
  Other interest......................................          3,041            832
                                                           -----------    -----------
        Interest charges, net.........................         36,078         33,772
                                                           -----------    -----------

Net Loss..............................................     $  (13,705)    $  (30,979)
                                                           ===========    ===========





See accompanying notes to consolidated financial statements.






THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                                -----------------------
                                                                    1999        1998
                                                                ----------- -----------
                                                                 (Thousands of Dollars)
Operating Activities:
  Net Loss .................................................... $  (13,705) $  (30,979)
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation...............................................     55,342      57,635
    Deferred income taxes and investment tax credits, net......    (23,733)    (25,023)
    Amortization of deferred demand-side-management costs, net       8,458      30,924
    Amortization/(deferral) of recoverable energy costs........     29,335      31,018
    Amortization of cogeneration deferral......................      5,835       8,696
    Amortization of regulatory asset - income taxes............     11,229       1,447
    Amortization of Millstone 1 investment.....................     17,950           -
    Amortization of other regulatory asset.....................        431       2,487
    Millstone 1--unrecoverable costs...........................      1,371           -
    Other sources of cash......................................     41,275      20,901
    Other uses of cash.........................................     (2,157)     (7,207)
  Changes in working capital:
    Receivables and accrued utility revenues...................    (85,228)    (92,483)
    Fuel, materials, and supplies..............................       (224)      4,176
    Accounts payable...........................................    (23,631)    (74,771)
    Accrued taxes..............................................      4,052      (4,522)
    Sale of receivables and accrued utility revenues...........     50,000      85,000
    Investment in securitizable assets.........................     48,047     119,682
    Other working capital (excludes cash)......................      2,260      49,326
                                                                ----------- -----------
Net cash flows from operating activities.......................    126,907     176,307
                                                                ----------- -----------

Financing Activities:
  Net increase/(decrease) in short-term debt...................    155,000     (76,300)
  Reacquisitions and retirements of long-term debt.............   (140,000)    (20,006)
  Reacquisitions and retirements of preferred stock............          -     (22,178)
  Cash dividends on preferred stock............................     (3,225)     (3,915)
                                                                ----------- -----------
Net cash flows from/(used for) financing activities............     11,775    (122,399)
                                                                ----------- -----------

Investment Activities:
  Investment in plant:
    Electric utility plant.....................................    (33,834)    (20,071)
    Nuclear fuel...............................................    (21,629)         71
                                                                ----------- -----------
  Net cash flows used for investments in plant.................    (55,463)    (20,000)
  Investment in NU System Money Pool...........................    (61,875)    (14,300)
  Investments in nuclear decommissioning trusts................    (13,353)    (14,702)
  Other investment activities, net.............................     (8,219)     (5,129)
                                                                ----------- -----------
Net cash flows used for investments............................   (138,910)    (54,131)
                                                                ----------- -----------
Net Decrease In Cash For The Period............................       (228)       (223)
Cash - beginning of period.....................................        434         459
                                                                ----------- -----------
Cash - end of period........................................... $      206  $      236
                                                                =========== ===========

See accompanying notes to consolidated financial statements.





                  THE CONNECTICUT LIGHT AND POWER COMPANY

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


CL&P (the company) is a wholly owned subsidiary of NU. This discussion should be read in conjunction with NU's MD&A and the company's consolidated financial statements and footnotes in this Form 10-Q, the 1998 Form 10-K and Current Reports on Form 8-K dated January 28, 1999 and April 27, 1999.


RESULTS OF OPERATIONS
                                     Income Statement Variances
                                         Increase/(Decrease)
                                         Millions of Dollars

                                         First
                                        Quarter        Percent

Operating revenues                       $(2)             -%

Fuel, purchased and net
  interchange power                      (27)           (11)
Other operation                          (23)           (13)
Maintenance                               (9)           (12)
Amortization of
  regulatory assets, net                  23             (a)
Federal and state income taxes            20             (a)
Equity in earnings of regulatory
  nuclear and transmission companies      (2)           (74)
Other income, net                          8             (a)
Other interest                             2              7

Net Income                                17             56

(a) Percent greater than 100.

Comparison of the First Quarter of 1999 to the First Quarter of 1998

CL&P had a net loss for the first quarter of 1999 of approximately $14 million, compared to a net loss of approximately $31 million for the first quarter of 1998. Improved first quarter results were primarily due to lower non-fuel operation and maintenance costs and a decrease in purchased power costs due to the return to service of Millstone 3 in 1998 partially offset by the impacts of the February 1999 retail rate decision.

Regulatory decisions decreased revenues by $31 million, primarily due to the retail rate decrease effective February 1999 and the impact of Millstone 2 being removed from CL&P'S rates. Retail kilowatt-hour sales increased by 4.9 percent in 1999 as compared to the first quarter of 1998 and contributed $22 million to revenues. Wholesale bulk capacity sales were $7 million higher in 1999.

Fuel, purchased and net interchange power expense decreased in 1999, primarily due to lower replacement power fuel as a result of the return to service of Millstone 3 in the third quarter of 1998.

Other operation and maintenance expense decreased in 1999, primarily due to lower costs at the Millstone nuclear units ($24 million), lower pension and benefit costs ($6 million), lower charges from Maine Yankee Atomic Power Company and Connecticut Yankee Atomic Power Company ($4 million).

Amortization of regulatory assets, net increased in 1999, primarily due to the accelerated amortization ordered in the February 1999 rate decision ($136 million annually) and the amortization of CL&P's remaining investment in Millstone 1.

Federal and state income taxes increased in the first quarter of 1999, primarily due to higher book taxable income.

Equity in earnings of regulatory nuclear and transmission companies decreased in 1999 primarily due to lower income at the Yankee nuclear power plants.

Other income, net increased in 1999, primarily due to lower costs in 1999 associated with CL&P's accounts receivable facility.

Other interest increased in 1999 primarily due to an increase in short-term debt borrowings.

Liquidity and Capital Resources

Net cash provided from operations totaled approximately $127 million, down from approximately $176 million in 1998, primarily due to the increase in cash available in 1998 through the company's accounts receivable facility. Approximately $12 million was provided from financing activities, primarily from short-term borrowings offset by the retirement of long-term debt. In 1998, $11 million was used to reduce debt and preferred stock. Approximately $139 million of net cash flows was used for investment activities as compared to $54 million in 1998, primarily due to an increase in investments in the NU system Money Pool, an increase in construction expenditures and additional nuclear fuel purchases for the Millstone 3 refueling outage.

For information relating to the following items, refer to NU's MD&A included in this Form 10-Q:

     Millstone Nuclear Units

     Restructuring

     Year 2000 Issue

     Risk-Management Instruments





                         PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE


                           PART I.  FINANCIAL INFORMATION

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

BALANCE SHEETS

                                                               March 31,
                                                                  1999       December 31,
                                                              (Unaudited)        1998
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
ASSETS
------

Utility Plant, at cost:
  Electric................................................   $  1,920,038   $  1,927,341

     Less: Accumulated provision for depreciation.........        641,750        631,584
                                                             -------------  -------------
                                                                1,278,288      1,295,757
  Unamortized acquisition costs...........................        345,750        352,855
  Construction work in progress...........................         20,577         20,735
  Nuclear fuel, net.......................................          2,106          1,323
                                                             -------------  -------------
      Total net utility plant.............................      1,646,721      1,670,670
                                                             -------------  -------------
Other Property and Investments:
  Nuclear decommissioning trusts, at market...............          5,893          5,580
  Investments in regional nuclear generating
   companies and subsidiary company, at equity............         19,535         19,836
  Other, at cost..........................................          4,439          4,319
                                                             -------------  -------------
                                                                   29,867         29,735
                                                             -------------  -------------
Current Assets:
  Cash and cash equivalents...............................        137,463         60,885
  Receivables, net........................................         83,597         89,044
  Accounts receivable from affiliated companies...........         10,250         12,018
  Accrued utility revenues................................         39,553         42,145
  Fuel, materials, and supplies, at average cost..........         37,728         36,642
  Recoverable energy costs--current portion...............         65,565         65,257
  Prepayments and other...................................         13,571         22,744
                                                             -------------  -------------
                                                                  387,727        328,735
                                                             -------------  -------------
Deferred Charges:
  Regulatory assets (Note 1B):
   Recoverable energy costs...............................        147,345        156,250
   Income taxes, net......................................        145,704        139,739
   Deferred costs, nuclear plant..........................        220,175        244,599
   Unrecovered contractual obligations....................         63,742         66,400
   Other..................................................          3,198          3,234
  Deferred receivable from affiliated company.............         20,292         22,728
  Unamortized debt expense................................         12,406         13,995
  Other...................................................          5,408          5,510
                                                             -------------  -------------
                                                                  618,270        652,455
                                                             -------------  -------------



      Total Assets........................................   $  2,682,585   $  2,681,595
                                                             =============  =============

See accompanying notes to financial statements.






PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

BALANCE SHEETS

                                                               March 31,
                                                                  1999       December 31,
                                                              (Unaudited)        1998
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common stock--$1 par value.
   Authorized and outstanding 1,000 shares................   $          1   $          1
  Capital surplus, paid in................................        424,371        424,250
  Retained earnings.......................................        276,206        252,912
  Accumulated other comprehensive income..................          1,074          1,004
                                                             -------------  -------------
           Total common stockholder's equity..............        701,652        678,167
  Preferred stock subject to mandatory redemption.........         50,000         50,000
  Long-term debt..........................................        516,485        516,485
                                                             -------------  -------------
           Total capitalization...........................      1,268,137      1,244,652
                                                             -------------  -------------

Obligations Under Seabrook Power Contracts
 and Other Capital Leases.................................        702,310        703,411
                                                             -------------  -------------
Current Liabilities:
  Long-term debt and preferred stock--current portion.....         25,000         25,000
  Obligations under Seabrook Power Contracts and other
   capital leases--current portion........................        108,638        138,812
  Accounts payable........................................         29,271         26,227
  Accounts payable to affiliated companies................         21,451         28,410
  Accrued taxes...........................................         84,487         82,743
  Accrued interest........................................         12,862          5,894
  Accrued pension benefits................................         45,754         46,004
  Other...................................................          7,505          8,540
                                                             -------------  -------------
                                                                  334,968        361,630
                                                             -------------  -------------
Deferred Credits:
  Accumulated deferred income taxes.......................        239,411        225,091
  Accumulated deferred investment tax credits.............          3,332          3,460
  Deferred contractual obligations........................         63,742         66,400
  Deferred revenue from affiliated company................         20,292         22,728
  Other...................................................         50,393         54,223
                                                             -------------  -------------
                                                                  377,170        371,902
                                                             -------------  -------------

Commitments and Contingencies (Note 5)



           Total Capitalization and Liabilities...........   $  2,682,585   $  2,681,595
                                                             =============  =============

See accompanying notes to financial statements.





PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

STATEMENTS OF INCOME
(Unaudited)

                                                                Three Months Ended
                                                                    March 31,
                                                           --------------------------
                                                               1999           1998
                                                           -----------    -----------
                                                             (Thousands of Dollars)

Operating Revenues....................................     $  286,799     $  261,745
                                                           -----------    -----------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power........         86,870         74,946
     Other............................................        109,266         87,825
  Maintenance.........................................         13,264         28,616
  Depreciation........................................         11,762         11,507
  Amortization of regulatory assets, net..............          3,214         14,135
  Federal and state income taxes......................         15,367         15,392
  Taxes other than income taxes.......................         11,607         10,555
                                                           -----------    -----------
        Total operating expenses......................        251,350        242,976
                                                           -----------    -----------
Operating Income......................................         35,449         18,769
                                                           -----------    -----------

Other Income:
  Equity in earnings of regional nuclear generating
    companies and subsidiary company..................            310            671
  Other, net..........................................          2,567          3,397
  Income taxes........................................         (1,999)        (3,226)
                                                           -----------    -----------
        Other income, net.............................            878            842
                                                           -----------    -----------
        Income before interest charges................         36,327         19,611
                                                           -----------    -----------

Interest Charges:
  Interest on long-term debt..........................         10,988         12,694
  Other interest......................................             58            126
                                                           -----------    -----------
        Interest charges, net.........................         11,046         12,820
                                                           -----------    -----------


Net Income............................................     $   25,281     $    6,791
                                                           ===========    ===========

See accompanying notes to financial statements.




PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                             -----------------------
                                                                 1999        1998
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  Net Income................................................ $   25,281  $    6,791
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................     11,762      11,507
    Deferred income taxes and investment tax credits, net...     16,513      18,586
    Recoverable energy costs, net of amortization...........      8,597      (8,116)
    Amortization of acquisition costs, net..................      7,104      22,356
    Amortization of regulatory liability....................     (8,215)     (8,215)
    Amortization of other regulatory assets.................      4,325          (6)
    Deferred Seabrook capital costs, net....................      4,201     (24,201)
    Other sources of cash...................................     13,099      21,041
    Other uses of cash......................................    (19,421)    (26,557)
  Changes in working capital:
    Receivables and accrued utility revenues................      9,807      38,101
    Fuel, materials, and supplies...........................     (1,086)        875
    Accounts payable........................................     (3,915)      7,639
    Accrued taxes...........................................      1,744       8,580
    Other working capital (excludes cash)...................     14,856      13,095
                                                             ----------- -----------
Net cash flows from operating activities....................     84,652      81,476
                                                             ----------- -----------


Financing Activities:
  Cash dividends on preferred stock.........................     (1,987)     (2,650)
                                                             ----------- -----------
Net cash flows used for financing activities................     (1,987)     (2,650)
                                                             ----------- -----------

Investment Activities:
  Investment in plant:
    Electric utility plant..................................     (5,117)     (7,739)
    Nuclear fuel............................................     (1,016)          1
                                                             ----------- -----------
  Net cash flows used for investments in plant..............     (6,133)     (7,738)
  Investment in nuclear decommissioning trust                      (135)          -
  Other investment activities, net..........................        181        (310)
                                                             ----------- -----------
Net cash flows used for investments.........................     (6,087)     (8,048)
                                                             ----------- -----------
Net Increase In Cash For The Period.........................     76,578      70,778

Cash and cash equivalents - beginning of period.............     60,885      94,459
                                                             ----------- -----------
Cash and cash equivalents - end of period................... $  137,463  $  165,237
                                                             =========== ===========

See accompanying notes to financial statements.




                   PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

               Management's Discussion and Analysis of Financial
                     Condition and Results of Operations



PSNH (the company) is a wholly owned subsidiary of NU. This discussion should be read in conjunction with NU's MD&A and the company's consolidated financial statements and footnotes in this Form 10-Q and the 1998 Form 10-K.



RESULTS OF OPERATIONS
                                            Income Statement Variances
                                               Increase/(Decrease)
                                               Millions of Dollars

                                               First
                                              Quarter        Percent

Operating revenues                             $25             10%

Fuel, purchased and net
  interchange power                             12             16
Other operation                                 21             24
Maintenance                                    (15)           (54)
Amortization of
  regulatory assets, net                       (11)           (77)

Net income/(loss)                               18             (a)

(a) Percent greater than 100.

Comparison of the First Quarter of 1999 to the First Quarter of 1998


PSNH's net income was approximately $25 million in 1999 compared to $7 million in 1998. The increase in net income for the first quarter was primarily due to higher retail sales and lower storm costs.

Total operating revenues increased in 1999, primarily due to higher revenues under the company's fuel clause and higher retail sales. Retail kilowatt-hour sales were 4.4 percent higher in 1999 than the same period in 1998 and contributed $6 million to revenues.

Fuel, purchased and net interchange power expense increased in 1999, primarily due to lower deferrals of energy costs.

Other operation and maintenance expense increased in 1999, primarily due to higher costs under the Seabrook Power Contract ($24 million)for the recovery of the deferred Seabrook investment beginning in June 1998 and higher costs related to the Seabrook refueling outage. These increases were partially offset by lower distribution expenses ($15 million) due to the January 1998 ice storm.

Amortization of regulatory assets decreased in 1999, primarily due to lower amortization of the acquisition premium ($15 million), partially offset by the amortization of the Seabrook deferred return ($4 million).


Liquidity and Capital Resources

Cash provided from operations totaled approximately $85 million in 1999 compared to $82 million in 1998. Approximately $2 million of net cash flows was used to pay cash dividends on preferred stock in 1999. Approximately $6 million of net cash flows was used for investment in plant and other investment activities compared to $8 million in 1998.

See NU's MD&A in this Form 10-Q for further information regarding Liquidity and Capital Resources.

For information relating to the following items, refer to NU's MD&A included in this Form 10-Q:



    Millstone Nuclear Units

    Restructuring

    Rate Matters

    Year 2000 Issue


                    WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

                          PART I.    FINANCIAL INFORMATION

WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

                                                              March 31,
                                                                 1999      December 31,
                                                             (Unaudited)       1998
                                                            -------------  ------------
                                                               (Thousands of Dollars)
ASSETS
------
Utility Plant, at original cost:
  Electric................................................  $  1,224,582   $ 1,221,257

     Less: Accumulated provision for depreciation.........       527,342       517,401
                                                            -------------  ------------
                                                                 697,240       703,856
  Construction work in progress...........................        13,637        14,858
  Nuclear fuel, net.......................................        24,127        19,931
                                                            -------------  ------------
      Total net utility plant.............................       735,004       738,645
                                                            -------------  ------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............       131,206       125,598
  Investments in regional nuclear generating
   companies, at equity...................................        15,619        15,440
  Other, at cost..........................................         7,377         7,322
                                                            -------------  ------------
                                                                 154,202       148,360
                                                            -------------  ------------
Current Assets:
  Cash....................................................            55           106
  Investments in securitizable assets.....................        15,811        21,865
  Receivables, net........................................           677           862
  Accounts receivable from affiliated companies...........         3,421         4,188
  Taxes receivable........................................        10,691        14,255
  Fuel, materials, and supplies, at average cost..........         4,997         5,053
  Recoverable energy costs, net--current portion..........         1,924         1,924
  Prepayments and other...................................        27,244        23,996
                                                            -------------  ------------
                                                                  64,820        72,249
                                                            -------------  ------------

Deferred Charges:
  Regulatory assets (Note 1B):
   Income taxes, net......................................        55,106        57,079
   Millstone 1............................................       130,031       133,653
   Unrecovered contractual obligations....................        71,560        74,534
   Recoverable energy costs...............................        18,264        18,980
   Standard service offer deferral........................        17,302        13,271
   Other..................................................        24,098        24,918
  Unamortized debt expense................................         2,149         2,298
  Other...................................................         4,111         3,695
                                                            -------------  ------------
                                                                 322,621       328,428
                                                            -------------  ------------

      Total Assets........................................  $  1,276,647   $ 1,287,682
                                                            =============  ============

See accompanying notes to consolidated financial statements.





WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

                                                              March 31,
                                                                 1999      December 31,
                                                             (Unaudited)       1998
                                                            -------------  ------------
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization:
  Common stock--$25 par value.
   Authorized and outstanding 1,072,471 shares............  $     26,812   $    26,812
  Capital surplus, paid in................................       151,496       151,431
  Retained earnings.......................................        50,127        46,003
  Accumulated other comprehensive income..................           161           150
                                                            -------------  ------------
           Total common stockholder's equity..............       228,596       224,396
  Preferred stock not subject to mandatory redemption.....        20,000        20,000
  Preferred stock subject to mandatory redemption.........        16,500        18,000
  Long-term debt..........................................       289,671       349,314
                                                            -------------  ------------
           Total capitalization...........................       554,767       611,710
                                                            -------------  ------------
Obligations Under Capital Leases..........................        10,389        12,129
                                                            -------------  ------------
Current Liabilities:
  Notes payable to banks..................................        60,000        20,000
  Notes payable to affiliated company.....................        34,300        30,900
  Long-term debt and preferred stock--current
   portion................................................        61,500        41,500
  Obligations under capital leases--current
   portion................................................        23,419        21,964
  Accounts payable........................................        14,585        17,952
  Accounts payable to affiliated companies................         6,297        12,866
  Accrued taxes...........................................         2,287         1,264
  Accrued interest........................................         5,336         8,030
  Other...................................................         4,828         6,831
                                                            -------------  ------------
                                                                 212,552       161,307
                                                            -------------  ------------

Deferred Credits:
  Accumulated deferred income taxes.......................       248,481       248,985
  Accumulated deferred investment tax credits.............        21,528        21,895
  Decommissioning obligation--Millstone 1.................       131,500       131,500
  Deferred contractual obligations........................        71,560        74,534
  Other...................................................        25,870        25,622
                                                            -------------  ------------
                                                                 498,939       502,536
                                                            -------------  ------------


Commitments and Contingencies (Note 5)

           Total Capitalization and Liabilities...........  $  1,276,647   $ 1,287,682
                                                            =============  ============

See accompanying notes to consolidated financial statements.





WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                              Three Months Ended
                                                                  March 31,
                                                           ------------------------
                                                               1999         1998
                                                           -----------  -----------
                                                            (Thousands of Dollars)

Operating Revenues....................................     $   97,686   $  107,189
                                                           -----------  -----------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power........         20,011       31,441
     Other............................................         29,472       33,374
  Maintenance.........................................         13,485       15,553
  Depreciation........................................          9,660       10,339
  Amortization of regulatory assets...................          2,494        1,696
  Federal and state income taxes......................          4,434        1,271
  Taxes other than income taxes.......................          5,925        5,677
                                                           -----------  -----------
        Total operating expenses......................         85,481       99,351
                                                           -----------  -----------
Operating Income......................................         12,205        7,838
                                                           -----------  -----------

Other Income:
  Equity in earnings of regional nuclear generating
    companies.........................................            157          596
  Other, net..........................................           (299)         711
  Income taxes........................................            392         (206)
                                                           -----------  -----------
        Other income, net.............................            250        1,101
                                                           -----------  -----------
        Income before interest charges................         12,455        8,939
                                                           -----------  -----------


Interest Charges:
  Interest on long-term debt..........................          6,448        6,937
  Other interest......................................          1,155          635
                                                           -----------  -----------
        Interest charges, net.........................          7,603        7,572
                                                           -----------  -----------


Net Income............................................     $    4,852   $    1,367
                                                           ===========  ===========


See accompanying notes to consolidated financial statements.





WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                             -----------------------
                                                                 1999        1998
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  Net Income................................................ $    4,852  $    1,367
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................      9,660      10,339
    Deferred income taxes and investment tax credits, net...        469      (3,069)
    Recoverable energy costs, net of amortization...........        717       2,145
    Amortization of regulatory assets - income taxes........        624       1,363
    Amortization of Millstone 1 investment..................      1,902        -
    Amortization of other regulatory assets.................        (32)        333
    Other sources of cash...................................      4,410       6,562
    Other uses of cash......................................     (5,571)       (690)
  Changes in working capital:
    Receivables and accrued utility revenues................        952       1,959
    Fuel, materials, and supplies...........................         56         351
    Accounts payable........................................     (9,936)    (22,170)
    Accrued taxes...........................................      1,023         (66)
    Investments in securitizable assets.....................      6,054      (4,341)
    Other working capital (excludes cash)...................     (4,381)      8,170
                                                             ----------- -----------
Net cash flows from operating activities....................     10,799       2,253
                                                             ----------- -----------

Financing Activities:
  Net increase in short-term debt...........................     43,400      18,600
  Reacquisitions and retirements of long-term debt..........    (40,000)     (9,800)
  Reacquisitions and retirements of preferred stock.........     (1,500)     (1,500)
  Cash dividends on preferred stock.........................       (728)       (757)
                                                             ----------- -----------
Net cash flows from financing activities....................      1,172       6,543
                                                             ----------- -----------
Investment Activities:
  Investment in plant:
    Electric utility plant..................................     (3,700)     (3,423)
    Nuclear fuel............................................     (5,195)         20
                                                             ----------- -----------
  Net cash flows used for investments in plant..............     (8,895)     (3,403)
  Investments in nuclear decommissioning trusts.............     (2,893)     (4,732)
  Other investment activities, net..........................       (234)       (673)
                                                             ----------- -----------
Net cash flows used for investments.........................    (12,022)     (8,808)
                                                             ----------- -----------
Net Decrease In Cash For The Period.........................        (51)        (12)
Cash - beginning of period..................................        106         105
                                                             ----------- -----------
Cash - end of period........................................ $       55  $       93
                                                             =========== ===========

See accompanying notes to consolidated financial statements.



                        WESTERN MASSACHUSETTS ELECTRIC COMPANY

                  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations


WMECO (the company) is a wholly owned subsidiary of NU. This discussion should be read in conjunction with NU's MD&A and the company's consolidated financial statements and footnotes in this Form 10-Q, the 1998 Form 10-K and the Current Report on Form 8-K dated April 27, 1999.

RESULTS OF OPERATIONS
                                       Income Statement Variances
                                          Increase/(Decrease)
                                          Millions of Dollars

                                          First
                                         Quarter         Percent

Operating revenues                        $(10)            (9)%

Fuel, purchased and net
  interchange power                        (11)           (36)
Other operation                             (4)           (12)
Maintenance                                 (2)           (13)
Federal and state income taxes               3             (a)
Other income, net                           (1)            (a)

Net income/(loss)                            3             (a)

(a) Percent greater than 100.


Comparison of the First Quarter of 1999 to the First Quarter of 1998

WMECO had net income for the first quarter of 1999 of approximately $4.9 million compared to net income of approximately $1.4 million for the first quarter of 1998. Improved first quarter results were primarily due to a $6 million reduction in non-fuel operation and maintenance costs due to the return to service of Millstone 3 in 1998, partially offset by a reduction in operating revenues.

Total operating revenues decreased in 1999 primarily due to a 10 percent retail rate decrease in March 1998 and lower retail sales. Retail kilowatt-hour sales decreased 5 percent and reduced revenues by $3 million.

Fuel, purchased and net interchange power expense decreased in 1999 primarily due to lower replacement power costs as a result of the return to service of Millstone 3 and lower fuel prices.

Other operation and maintenance expense decreased in 1999, primarily due to lower costs at the Millstone units ($5 million) and lower capacity charges ($2 million).

Federal and state income taxes increased in 1999, primarily due to higher book taxable income.

Other income, net decreased in 1999, primarily due to costs associated with the accounts receivable facility.

Liquidity and Capital Resources

Net cash flows from operations totaled approximately $11 million in the first quarter of 1999, up from approximately $2 million in the first quarter of 1998. Approximately $12 million of net cash flow was used for investment activities, including construction and nuclear fuel expenditures and investments in nuclear decommissioning trusts, compared with $9 million in 1998. Short-term debt increased by $43 million while long-term debt and preferred stock levels were reduced by $42 million in the first quarter of 1999. In the first quarter of 1998 short-term debt increased by $19 million while long-term debt and preferred stock levels were reduced by $11 million.

See NU's MD&A in this form 10-Q for further detail regarding Liquidity and Capital Resources.

For information relating to the following items, refer to NU's MD&A included in this Form 10-Q:

    Millstone Nuclear Units

    Restructuring

    Year 2000 Issue






                            NORTH ATLANTIC ENERGY CORPORATION

                             PART I.  FINANCIAL INFORMATION

NORTH ATLANTIC ENERGY CORPORATION

BALANCE SHEETS

                                                               March 31,
                                                                  1999       December 31,
                                                              (Unaudited)        1998
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
ASSETS
------

Utility Plant, at original cost:
  Electric................................................   $    747,421   $    753,379

     Less: Accumulated provision for depreciation.........        172,004        165,114
                                                             -------------  -------------
                                                                  575,417        588,265
  Construction work in progress...........................          8,618          7,090
  Nuclear fuel, net.......................................         28,520         23,644
                                                             -------------  -------------
      Total net utility plant.............................        612,555        618,999
                                                             -------------  -------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............         36,975         35,210
                                                             -------------  -------------
                                                                   36,975         35,210
                                                             -------------  -------------
Current Assets:
  Cash....................................................             75             71
  Special deposits........................................          4,548         11,198
  Notes receivable from affiliated companies..............         46,700         30,350
  Receivables from affiliated companies...................         25,034         23,804
  Taxes receivable........................................          3,526          7,887
  Materials and supplies, at average cost.................         12,328         12,812
  Prepayments and other...................................            754          2,198
                                                             -------------  -------------
                                                                   92,965         88,320
                                                             -------------  -------------
Deferred Charges:
  Regulatory assets (Note 1B):
   Deferred costs--Seabrook...............................        133,106        147,169
   Income taxes, net......................................         37,280         39,472
   Recoverable energy costs...............................          1,825          1,878
   Unamortized loss on reacquired debt....................          9,469         11,363
  Unamortized debt expense................................          2,501          2,742
                                                             -------------  -------------
                                                                  184,181        202,624
                                                             -------------  -------------


      Total Assets........................................   $    926,676   $    945,153
                                                             =============  =============

See accompanying notes to financial statements.






NORTH ATLANTIC ENERGY CORPORATION

BALANCE SHEETS

                                                               March 31,
                                                                  1999       December 31,
                                                              (Unaudited)        1998
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common stock--$1 par value. Authorized
   and outstanding 1,000 shares...........................   $          1   $          1
  Capital surplus, paid in................................        160,999        160,999
  Retained earnings.......................................         19,657         43,196
                                                             -------------  -------------
           Total common stockholder's equity..............        180,657        204,196
  Long-term debt..........................................        405,000        405,000
                                                             -------------  -------------
           Total capitalization...........................        585,657        609,196
                                                             -------------  -------------


Current Liabilities:
  Long-term debt--current portion.........................         70,000         70,000
  Accounts payable........................................          9,041          5,924
  Accounts payable to affiliated companies................            630            867
  Accrued interest........................................          9,263          2,987
  Accrued taxes...........................................            711            710
  Other...................................................            353            285
                                                             -------------  -------------
                                                                   89,998         80,773
                                                             -------------  -------------

Deferred Credits:
  Accumulated deferred income taxes.......................        207,957        209,634
  Deferred obligation to affiliated company...............         20,292         22,728
  Other...................................................         22,772         22,822
                                                             -------------  -------------
                                                                  251,021        255,184
                                                             -------------  -------------


Commitments and Contingencies (Note 5)



           Total Capitalization and Liabilities...........   $    926,676   $    945,153
                                                             =============  =============

See accompanying notes to financial statements.






NORTH ATLANTIC ENERGY CORPORATION

STATEMENTS OF INCOME
(Unaudited)

                                                                Three Months Ended
                                                                    March 31,
                                                           --------------------------
                                                               1999           1998
                                                           -----------    -----------
                                                             (Thousands of Dollars)

Operating Revenues....................................     $   70,289     $   68,169
                                                           -----------    -----------
Operating Expenses:
  Operation --
     Fuel.............................................          3,726          3,222
     Other............................................          9,311          8,457
  Maintenance.........................................          5,072          2,996
  Depreciation........................................          6,481          6,412
  Amortization of regulatory assets, net..............         21,372         21,366
  Federal and state income taxes......................          8,707          8,970
  Taxes other than income taxes.......................          3,145          3,098
                                                           -----------    -----------
        Total operating expenses......................         57,814         54,521
                                                           -----------    -----------
Operating Income......................................         12,475         13,648
                                                           -----------    -----------

Other Income:
  Deferred Seabrook return--other funds...............          1,308          1,875
  Other, net..........................................         (1,546)        (2,384)
  Income taxes........................................          3,830          3,175
                                                           -----------    -----------
        Other income, net.............................          3,592          2,666
                                                           -----------    -----------
        Income before interest charges................         16,067         16,314
                                                           -----------    -----------
Interest Charges:
  Interest on long-term debt..........................         12,321         12,815
  Other interest......................................           (209)           (20)
  Deferred Seabrook return--borrowed funds............         (2,506)        (3,390)
                                                           -----------    -----------
        Interest charges, net.........................          9,606          9,405
                                                           -----------    -----------

Net Income............................................     $    6,461     $    6,909
                                                           ===========    ===========

See accompanying notes to financial statements.






NORTH ATLANTIC ENERGY CORPORATION

STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                  Three Months Ended
                                                                       March 31,
                                                               -----------------------
                                                                   1999        1998
                                                               ----------- -----------
                                                                (Thousands of Dollars)
Operating Activities:
  Net Income.................................................. $    6,461  $    6,909
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation..............................................      6,481       6,412
    Deferred income taxes and investment tax credits, net.....        516         909
    Amortization of nuclear fuel..............................      2,926       2,532
    Deferred return - Seabrook................................     (3,814)     (5,265)
    Amortization of nuclear plants return.....................     21,600      21,594
    Amortization of other regulatory assets...................       (228)       (228)
    Amortization of deferred obligation to affiliated company.     (2,436)     (2,436)
    Other sources of cash.....................................      4,775       8,442
    Other uses of cash........................................       (105)     (3,723)
  Changes in working capital:
    Receivables...............................................     (1,230)      2,448
    Materials and supplies....................................        484          60
    Accounts payable..........................................      2,880      (2,586)
    Accrued taxes.............................................          1         950
    Other working capital (excludes cash).....................     18,799       3,332
                                                               ----------- -----------
Net cash flows from operating activities......................     57,110      39,350
                                                               ----------- -----------

Financing Activities:
  Net (decrease) in short-term debt...........................          -      (9,950)
  Cash dividends on common stock..............................    (30,000)          -
                                                               ----------- -----------
Net cash flows used for financing activities..................    (30,000)     (9,950)
                                                               ----------- -----------

Investment Activities:
  Investment in plant:
    Electric utility plant....................................     (1,532)     (1,146)
    Nuclear fuel..............................................     (7,748)       (124)
                                                               ----------- -----------
  Net cash flows from/(used for) investments in plant.........     (9,280)     (1,270)
  Investment in NU System Money Pool..........................    (16,350)    (26,750)
  Investments in nuclear decommissioning trusts...............     (1,476)     (1,342)
                                                               ----------- -----------
Net cash flows used for investments...........................    (27,106)    (29,362)
                                                               ----------- -----------
Net Increase In Cash For The Period...........................          4          38

Cash - beginning of period....................................         71          13
                                                               ----------- -----------
Cash - end of period.......................................... $       75  $       51
                                                               =========== ===========

See accompanying notes to financial statements.




                       North Atlantic Energy Corporation

                 Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


NAEC (the company) is a wholly owned subsidiary of NU. This discussion should be read in conjunction with NU's MD&A in this Form 10-Q, the company's financial statements and footnotes in this Form 10-Q and the 1998 Form 10-K.


RESULTS OF OPERATIONS



                                         Income Statement Variances
                                            Increase/(Decrease)
                                            Millions of Dollars


                                            First
                                           Quarter         Percent

Operating revenues                           $2              3%

Other operation                               1             10
Maintenance                                   2             70
Federal and state income taxes               (1)           (16)
Other income, net                             1             35

Net income/(loss)                             -             (6)


Comparison of the First Quarter of 1999 to the First Quarter of 1998

NAEC had net income of approximately $6.5 million in the first quarter of 1999, compared to $6.9 million from the same period in 1998.

Operating revenues increased primarily due to higher O&M passed through to PSNH.

Other operation and maintenance increased primarily due to higher costs in 1999 relating to the Seabrook refueling outage.

Federal and state income taxes decreased primarily due in part to lower book taxable income.

Other income, net increased primarily due to higher interest income on the investments in the NU system Money Pool.

Liquidity and Capital Resources

Cash provided from operations increased by approximately $18 million in the first quarter of 1999, from the same period in 1998, primarily due to higher tax receivables and special deposits. Cash used for financing activities increased by approximately $20 million in the first quarter of 1999, from the same period in 1998, primarily due to the payment of cash dividends on common stock. Cash used for investments decreased by approximately $2 million in the first quarter of 1999, from the same period in 1998, primarily due to lower expenditures related to the NU system Money Pool.

See NU's MD&A in this Form 10-Q for further information on liquidity and capital resources.

Seabrook Performance

Seabrook operated at a capacity factor of 94.1 percent through March 1999, compared to 81.2 percent for the same period in 1998. The lower capacity factor in 1998 is due primarily to an unplanned outage.

For information relating to the following items, refer to NU's MD&A in this Form 10-Q:

    Restructuring

    Year 2000 Issue

    Risk-Management Instruments






                        Northeast Utilities and Subsidiaries
               The Connecticut Light and Power Company and Subsidiaries
                       Public Service Company of New Hampshire
                Western Massachusetts Electric Company and Subsidiary
                          North Atlantic Energy Corporation


                     NOTES TO FINANCIAL STATEMENTS (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.  Presentation (All Companies)

         The accompanying unaudited financial statements should be read in conjunction with the MD&A in this Form 10-Q, current reports on Form 8-K dated January 28, 1999 (NU, CL&P), February 23, 1999 (NU), April 27, 1999 (NU, CL&P, WMECO), and May 7, 1999 (NU), and the Annual Reports of NU, PSNH, CL&P, WMECO and NAEC, which were filed as part of the NU 1998 Form 10-K. The accompanying financial statements contain, in the opinion of management, all adjustments necessary to present fairly NU's, and each NU system company's financial position as of March 31, 1999, the results of operations for the three-month periods ended March 31, 1999 and 1998, and the statements of cash flows for the three-month periods ended March 31, 1999 and 1998. All adjustments are of a normal, recurring nature except those described in Note 5. The results of operations for the three-month periods ended March 31, 1999 and 1998 are not indicative of the results expected for a full year.

         The consolidated financial statements of NU and of its consolidating subsidiaries, include the accounts of all of their respective wholly owned subsidiaries. Significant intercompany transactions have been eliminated in consolidation.

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

         Restructuring programs are being implemented within each of the NU system operating companies' respective jurisdictions, however, management continues to believe the application of SFAS 71 remains appropriate at this time. Once the NU system operating companies' respective restructuring plans have been formally approved by the appropriate regulatory agency and management can determine the impacts of restructuring, the NU system operating companies' generation businesses no longer will be rate regulated on a cost-of-service basis. The majority of the NU system operating companies' regulatory assets are related to their respective generation business. Management expects that the transmission and distribution business within each of the NU system operating companies' respective jurisdictions will continue to be rate-regulated on a cost-of-service basis and restructuring plans will allow for the recovery of regulatory assets through this portion of the business.

         Connecticut: Management believes that CL&P's use of regulatory accounting for its generation business remains appropriate pending final approval of CL&P's restructuring plan in 1999.

         New Hampshire: Restructuring the electric utility industry in New Hampshire is currently the focus of proceedings within the federal and state legal systems. Management believes that PSNH's use of regulatory accounting for its generation business remains appropriate while this issue remains in litigation.

         Massachusetts: An electric utility industry restructuring law became effective in Massachusetts on March 1, 1998. On February 20, 1998, the DTE issued an order approving on an interim basis, in all material aspects, WMECO's restructuring plan filed on December 31, 1997. Modifications to WMECO's original restructuring plan were subsequently filed with the DTE in May 1998, June 1998 and September 1998. A final decision on WMECO's restructuring plan, including all modifications, is expected in the first half of 1999.
         Management also expects the final decision on restructuring to address the recovery of WMECO's investment in the permanently shut-down Millstone 1 nuclear power plant. Management believes that WMECO's use of regulatory accounting remains appropriate for its generation business within this jurisdiction, pending a final decision on the modified restructuring plan by the DTE.

         For further information on the NU system companies' regulatory environments and the potential impacts of restructuring, see the MD&A and Note 5A in this Form 10-Q.

2.   SHORT-TERM DEBT (NU, CL&P, PSNH, WMECO)

     NU, CL&P and WMECO have been parties to a three-year revolving credit agreement. Their ability to make new, and maintain existing, borrowings under this financing arrangement is dependent on their satisfaction of contractual borrowing conditions. As a result of a February 5, 1999 DPUC rate decision, CL&P was unable to meet one of its required fourth quarter financial ratios. As a result, the companies entered into a Third Amendment and Waiver dated March 3, 1999. The Third Amendment and Waiver forgave CL&P from complying with the 1998 fourth quarter ratio covenant and reduced CL&P's and WMECO's remaining common equity ratio requirements for subsequent periods. In addition, the CL&P interest coverage formula was modified. NU was terminated as a borrower under this facility. The current expiration date on this facility is November 21, 1999. At March 31, 1999, CL&P and WMECO had approximately $165 million and $60 million, respectively, in borrowings outstanding under this Agreement.

     In anticipation of NU's removal as a borrower under the above referenced agreement, as well as NU system liquidity needs for 1999, NU negotiated to extend and amend its $25 million 364-day credit agreement which was due to expire on February 9, 1999. The new termination date is September 9, 1999. At March 31, 1999, NU had no borrowings outstanding under this Agreement.

     During 1998, PSNH was party to a separate $75 million revolving credit agreement with a group of 16 banks. In April 1999, this agreement expired.

     For further information on the NU system companies' short-term debt, see the MD&A in this Form 10-Q.

3.   INTEREST-RATE AND FUEL-PRICE RISK-MANAGEMENT (NU, CL&P, NAEC)

     Fuel-Price Risk-Management: As of March 31, 1999, and April 30, 1999, CL&P had outstanding derivative instruments used for fuel-price risk-management with a total notional value of approximately $389 million and negative mark-to-market positions of approximately $52 million and $31.7 million, respectively.

     The terms of CL&P's fuel-price risk-management agreements require CL&P to post cash collateral with its counterparties in the event of negative mark-to-market positions and lowered credit ratings. The collateral is returned to CL&P when the mark-to-market position becomes positive, when CL&P meets specified credit ratings or when an agreement ends and all open positions are properly settled. At March 31, 1999 and April 30, 1999, cash collateral in the amount of approximately $53.7 million and $33.9 million, respectively, was posted under these agreements.

     Interest-Rate Risk-Management: As of March 31, 1999, NAEC had outstanding derivative instruments used for interest-rate risk-management with a total notional value of approximately $200 million and a negative mark-to-market position of approximately $1.8 million.

     For further information on fuel-price and interest-rate risk-management instruments, see the MD&A in this Form 10-Q.

4.   SALE OF ACCOUNTS RECEIVABLE AND ACCRUED UTILITY REVENUES (CL&P, WMECO)

     At March 31, 1999, approximately $155 million and $20 million of receivables had been sold with limited recourse, to third party purchasers by CL&P and WMECO, respectively, through CL&P Receivables Corporation (CRC) and WMECO Receivables Corporation
     (WRC), wholly owned subsidiaries of CL&P and WMECO, respectively.

     At March 31, 1999, approximately $17.1 million and $3.0 million of assets had been designated as collateral by CRC and WRC, respectively. During the second quarter of 1999, WMECO expects to terminate its accounts receivable program with its respective sponsor.

     For further information on the NU system companies' sale of receivables, see the NU 1998 Form 10-K.

5.   COMMITMENTS AND CONTINGENCIES (All Companies)

     A.  Restructuring

         Connecticut: During April 1998, a utility restructuring bill was signed into law by the governor of the state of Connecticut. The legislation provides for electric utilities, including CL&P, to recover stranded costs. After its restructuring is completed, CL&P will be an electric transmission and distribution company which will continue to provide transmission and distribution services on a cost-of-service basis.

         During March 1999, CL&P filed an estimate of $4.3 billion in potentially stranded costs with the DPUC. The $4.3 billion will be adjusted for any net proceeds obtained from the auction of its fossil and hydro facilities, the auction and renegotiation of independent power producer contracts and the auction of its nuclear units. The remaining utility investments that the DPUC decides are stranded (prudently incurred costs that are not collected by January 1, 2000) will be recovered from CL&P customers through a separate charge on their monthly bill once competition begins on January 1, 2000. The DPUC is expected to reach its final decision on the amount of recoverable stranded costs on June 30, 1999.

         During April 1999, CL&P filed its standard offer service plan with the DPUC and its related rate components including generation service and back-up service. The standard offer service is designed to provide for a transition from a fully regulated, bundled electric service to a competitive market for generation.


         New Hampshire: Restructuring the electric utility industry in New Hampshire is currently the focus of proceedings within the federal and state legal systems.

         On April 7, 1999, the U.S. District Court held a hearing on various pending procedural motions in PSNH's restructuring litigation.

         The Court subsequently granted PSNH's request to amend its complaint and allowed the NHPUC additional time to respond to the complaint and to amend its summary judgment filings. The Court also denied the NHPUC's request to dissolve the existing preliminary injunction, and granted PSNH's motion to enforce the Injunction. However, the Court allowed the NHPUC to issue an order on rehearing establishing an interim stranded cost charge for PSNH and said the rate case may proceed provided that it complies with the terms of the Rate Agreement and does not interfere with the interim stranded cost proceeding. No formal rulemaking proceedings may take place until a final interim stranded cost order is issued, and the so-called "best efforts" investigation (relating to PSNH's actions to reduce the costs of mandated energy purchases from qualifying facilities) may not proceed.

         As the court proceedings are ongoing, PSNH will continue to be involved in settlement discussions with representatives from the state of New Hampshire. PSNH hopes to reach a settlement which would include, among other things, recovery of regulatory assets and stranded costs, rate reductions, an auction of PSNH's generating units and securitization of PSNH's stranded costs. If a settlement is not reached, a trial in federal court would have to await the issuance of the NHPUC's interim stranded cost order and the federal court's decisions on outstanding summary judgment motions.

         Massachusetts: The DTE is currently reviewing WMECO's restructuring plan as filed in December 1997 and as modified in May 1998, June 1998 and September 1998. A final decision from the DTE is expected by mid-1999.

         For further information on electric utility restructuring, see the MD&A in this Form 10-Q.

     B.  Rate Matters (All Companies)

         CL&P, WMECO: For information on rate matters affecting the NU system companies, see the NU 1998 Form 10-K.

         PSNH: On March 23, 1999, PSNH filed a motion to delay by two months the normal comprehensive fuel and purchased power adjustment clause (FPPAC) procedure which would have set a new FPPAC rate on June 1, 1999. Because the NHPUC had not acted on PSNH's March 23, 1999 Motion, PSNH filed a tariff change on April 30, 1999 which would have the sole effect of extending the currently effective FPPAC rate beyond June 1, 1999. If granted, the two-month delay will result in the continuation of the currently effective FPPAC rate until July 31, 1999 and will allow PSNH and state negotiators to focus on a comprehensive settlement to all outstanding regulatory issues. If no comprehensive settlement is reached which encompasses FPPAC and the deferred FPPAC costs, PSNH will need to seek an FPPAC rate adjustment to take effect at some time in the later half of 1999. The rate case which is pending with the NHPUC has been put on hold by the Court Order. For further information on PSNH rate matters, see Note 5A, "Commitments and Contingencies - Restructuring - New Hampshire," the MD&A in this Form 10-Q, and the NU 1998 Form 10-K.

     C.  Nuclear Performance (All Companies)

         Millstone: The three Millstone units are operated and managed by NNECO. All three units were placed on the NRC watch list on January 29, 1996, with the condition that they could not be restarted without appropriate NRC approvals. Millstone 3 received these approvals and resumed operation in July 1998. On April 29, 1999, the NRC granted permission for NNECO to restart Millstone 2 which has been out of service since February 1996. Millstone 2's return is expected to restore $6.6 million a month in noncash revenues to CL&P, reduce fuel and purchased power expense by approximately $8 million a month, and significantly reduce the unit's operation and maintenance (O&M) expenses. O&M expenditures for Millstone 2 were approximately $53 million for the first quarter of 1999. In its February 1999 rate decision, the DPUC ordered Millstone 2 to be restored to CL&P's rate base once it operates at 75 percent or more power for 100 consecutive hours.

         Fish Unlimited, an environmental group, and other groups, sued NNECO and NUSCO to block the restart of Millstone 2 until at least June 15, 1999. On May 7, 1999, a decision was issued which dissolved a temporary restraining order obtained by these parties and denied their motions for a temporary and permanent injunction. For further information on this issue, see the MD&A and Part II, "Legal Proceedings" in this Form 10-Q.

         For further information regarding the Millstone units, see the MD&A in this Form 10-Q and the NU 1998 Form 10-K.

         For information regarding Millstone-related litigation matters, see Part II of this Form 10-Q.

     D.  Environmental Matters (All Companies)

         At March 31, 1999, the NU system's net liability for its estimated remediation costs, excluding recoveries from insurance companies and other third parties, was approximately $22 million, which management has determined to be most probable amount within a range of $22 million to $40 million.

         These amounts by operating company are as follows (in millions):

                          Net Liability                   Range

         CL&P                  $8                       $8 to $20
         PSNH                  $8                       $8 to $12
         WMECO                 $2                       $2 to $ 3
         HWP                   $4                       $4 to $ 5

         The NU system companies have received proceeds from several insurance carriers for the settlement with certain insurance companies of all past, present and future environmental matters. As a result of these settlements, the NU system companies will retain the risk of loss, in part, for some environmental remediation costs.

     E.  Nuclear Insurance Contingencies (All Companies)

         For information regarding NU system's nuclear insurance, see the NU 1998 Form 10-K.

     F.  Construction Program (All Companies)

         For information regarding the NU system's construction program, see the NU 1998 Form 10-K.

     G.  Long-Term Contractual Arrangements (NU, CL&P, PSNH, WMECO)

         CL&P: During 1999, in accordance with Connecticut restructuring legislation, CL&P renegotiated 15 purchase power agreements (PPAs) with independent power producers in Connecticut and has filed the resulting agreements with the DPUC for its approval. PPAs that were not renegotiated will be included in an auction which will occur as required under the restructuring legislation. The aggregate amount of PPAs which CL&P is involved with represent more than 435 MW of capacity. CL&P has renegotiated PPAs representing 295 MW of capacity.

         For further information on NU system companies' long-term contractual arrangements, see the NU 1998 Form 10-K.

6.   COMPREHENSIVE INCOME (All Companies)

     During 1998, the NU system adopted SFAS 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in a financial statement. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources, and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income is comprised of: (1) net income, and (2) other comprehensive income items, namely those items which are included in equity that have not been included in the income statement.

     The total comprehensive income/(loss), which includes all comprehensive income items, for the NU system is as follows:

     NU System Company                         Three Months Ended March 31,
     (Thousand of Dollars)                          1999            1998

     NU System Consolidated                       $ 18,562      $ (16,662)
     CL&P                                          (16,893)       (30,398)
     PSNH                                           23,364          6,939
     WMECO                                           4,135          1,511

7.   EARNINGS PER SHARE (NU)

     Basic earnings per share is computed based upon the weighted average number of common shares outstanding during each year. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilution effect if certain securities are converted into common stock.

     The following table sets forth the components of basic and diluted earnings per share:

     (Thousands of Dollars,               Three Months Ended March 31,
     except per share data)                  1999              1998
     Income/(loss) after
       interest charges                   $ 24,385          $ (10,627)
     Preferred dividends of
       subsidiaries                          5,941              7,322
     Net income/(loss)                    $ 18,444          $ (17,949)
     Basic EPS common shares
       outstanding (average)            131,110,491       130,299,512
     Dilutive effect of employee
       stock options                        385,862              -    (a)
     Diluted EPS common shares
      outstanding (average)             131,496,353       130,299,512
     Basic earnings per share                 $0.14            $(0.14)
     Diluted earnings per share               $0.14            $(0.14)(a)

    (a) The addition of dilutive potential common shares would be anti-dilutive for the 1998 period shown and, therefore, is not included.

8.   SEGMENT INFORMATION

     Effective January 1, 1999, NU system companies adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for the way companies must determine and report information about operating segments in their annual and interim reports. The NU system is organized between regulated utilities and unregulated energy activities. The regulated business represents 92 percent of the NU system's total revenue and is comprised of several business units including: Transmission, Distribution, and Generation.

     The unregulated segment in the following table includes Select
     Energy, Inc., a corporation engaged in the marketing, transportation, storage and sale of energy commodities at wholesale in designated geographical areas, and in the marketing of electricity to retail customers; Northeast Generation Services Company, a corporation that will maintain and service any new fossil or hydro facility that is acquired or contracted with for fossil or hydro generation services after divestiture;and HEC Inc., a provider of energy management, demand-side management and related consulting services for commercial, industrial, and institutional electric companies and electric utility companies.

     Other in the following table includes the results for Mode 1 Communications, Inc., an investor in a fiber-optic communications network. Mode 1 had a net loss of approximately $1 million in the first quarter of 1999. Also included is the company's investment in Charter Oak Energy, Inc. (COE) which has an investment in a foreign utility company. NU is in the process of selling COE. Interest expense included in Other primarily relates to debt of NU Parent. Inter-segment eliminations of revenues and expenses of approximately $5 million are also included in Other.

     Regulated revenues primarily are derived from residential, commercial and industrial customers. The NU system was not dependent on any single customer.


                                        Unregulated
                           Regulated      Energy
(Thousands of Dollars)     Utilities     Services       Other       Total

Operating Revenue         $   956,361    $92,071     $ (5,025)  $ 1,043,407
Operating Expenses           (874,501)   (97,077)      17,809      (953,769)
Operating Income/(Loss)        81,860     (5,006)      12,784        89,638

Interest Expense              (64,824)      (471)      (3,777)      (69,072)
Other Income/(Expense)          6,453        136       (2,770)        3,819
Preferred Dividends            (5,941)      -            -           (5,941)
Net Income/(Loss)         $    17,548    $(5,341)    $  6,237   $    18,444
Total Assets              $10,171,289    $62,703     $150,706   $10,384,698

     Prior to 1999, the NU system evaluated management performance using a cost-based budget, therefore business segment reporting on a comparative basis will not be available until the year 2000.




                        PART II.    OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

1.   Connecticut DPUC - Energy Adjustment Clause (EAC)

     (NU, CL&P) On March 9, 1999, the Connecticut Superior Court sustained CL&P's appeal of the DPUC's order prohibiting current recovery of replacement power costs (RPC) resulting from the early retirement of CY. The court ordered the DPUC to permit recovery of the CY RPC. The accumulated CY RPC deferral of approximately $75 million had been reflected as a regulatory asset on CL&P's books. Pursuant to previous DPUC decisions, the CY RPC deferral had been offset by accruals resulting from the DPUC's rate decisions that removed the Millstone units from CL&P's rate base. Because CL&P's accounting assumed recovery of the deferral, this decision did not have a material impact on CL&P's earnings.

     For more information regarding this matter, see "Item 1, Business
- Rates - Connecticut Retail Rates" and "Item 3 - Legal Proceedings" in NU's 1998 Annual Report on Form 10-K.

2.   Connecticut Superior Court - Fish Unlimited Lawsuit

     On March 11, 1999, Fish Unlimited, along with several other parties, brought a civil environmental lawsuit in Connecticut Superior Court against Northeast Nuclear Energy Company (NNECO) and Northeast Utilities Service Company, two service company subsidiaries of Northeast Utilities (NU), seeking temporary and permanent injunction to prevent the restart of the Millstone 2 nuclear unit (Millstone 2) until a fish return system and cooling towers are installed. The plaintiffs claim that these facilities are needed to mitigate the effect of Millstone 2 on winter flounder and the environment in general.

     On April 20, 1999, the plaintiffs requested a temporary restraining order to prevent Millstone 2 from resuming operations until at least June 15, 1999 when the winter flounder larvae migration season is over. On April 27, 1999, the court granted the plaintiffs' request and issued a temporary restraining order, prohibiting the defendants from restarting the unit until further order of the court. On May 7, 1999, the Court issued a decision dissolving the temporary restraining order and denying the motions for temporary and permanent injunctions filed by Fish Unlimited.

     The Nuclear Regulatory Commission notified NNECO on April 29, 1999, that it could restart Millstone 2. Following the Court's May 7, 1999 ruling, management restarted Millstone 2.

     For more information regarding this matter, see "Item 1, Business - Rates - Connecticut Retail Rates" and "Nuclear Plant Performance and Regulatory Oversight" in NU's 1998 Form 10-K.

ITEM 5.  OTHER INFORMATION

1.   FERC - NEPOOL Restructuring

     (NU, CL&P, WMECO, PSNH) The NU system companies and most other New England utilities are parties to an agreement (NEPOOL Agreement), which provides for coordinated planning and operating of the region's generation and transmission facilities. On April 5, 1999, the NEPOOL executive committee approved a settlement that was reached among a majority of the participants who are litigants in a FERC proceeding regarding a revised pool-wide open access transmission tariff. The settlement would resolve all issues in that proceeding and provides, among other things, for the retention of grandfathered contracts through the expiration of their terms, the extension of the transition period for the move to a pool-wide rate from 10 to 11 years and sets an 11.75 percent rate of return on equity for NU system companies for service over their facilities covered by the NEPOOL transmission tariff. The settlement was filed with the FERC on April 7, 1999.

For more information regarding this matter, see "Item 1, Business - Electric Operations - Regional and System Coordination" in NU's 1998 Annual Report on Form 10-K.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Listing of Exhibits

     Exhibit No.   Description
        10.1       Amendment to Employment Agreement
        15         Arthur Andersen LLP Acknowledgment Regarding Review Report
        27.1       NU Financial Data Schedule
        27.2       CL&P Financial Data Schedule
        27.3       PSNH Financial Data Schedule
        27.4       WMECO Financial Data Schedule
        27.5       NAEC Financial Data Schedule

(b)  Reports on Form 8-K:

     NU and CL&P filed Form 8-Ks dated January 28, 1999, disclosing terms contained within the January 1999 issued Connecticut DPUC draft rate decision, and its proposed effects on the NU system companies;

     NU filed a Form 8-K dated February 23, 1999, disclosing the NU Board of Trustees adopted a shareholder rights plan (subject to regulatory approval) together with a brief summary of the terms of the Rights Plan.

     NU, CL&P and WMECO filed Form 8-Ks dated April 27, 1999 disclosing:

     On April 27, 1999, the Connecticut Superior Court granted a plaintiff's request for a temporary restraining order to prevent Millstone 2 from resuming operations until at least June 15, 1999;

     On April 29, 1999, the NRC notified NNECO that it could restart Millstone 2; although NNECO received NRC approval, the unit could not commence operations, until the temporary restraining order initiated by Fish Unlimited is lifted.

     NU filed a Form 8-K dated May 7, 1999 announcing the distribution of rights to shareholders under its shareholder rights plan dated February 23, 1999.







                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       NORTHEAST UTILITIES
                                           Registrant



Date:  May 12, 1999                  By  /s/ John H. Forsgren
                                             John H. Forsgren
                                             Executive Vice President
                                             and Chief Financial Officer

Date:  May 12, 1999                  By  /s/ John J. Roman
                                             John J. Roman
                                             Vice President and Controller










                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                        THE CONNECTICUT LIGHT AND POWER COMPANY
                                        Registrant



Date:  May 12, 1999                  By  /s/ John H. Forsgren
                                             John H. Forsgren
                                             Executive Vice President,
                                             Chief Financial Officer and
                                             Director



Date:  May 12, 1999                  By  /s/ John J. Roman
                                             John J. Roman
                                             Vice President and Controller










                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                            PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
                                           Registrant



Date:  May 12, 1999                  By  /s/ John H. Forsgren
                                             John H. Forsgren
                                             Executive Vice President,
                                             Chief Financial Officer and
                                             Director



Date:  May 12, 1999                  By  /s/ John J. Roman
                                             John J. Roman
                                             Vice President and Controller











                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                               WESTERN MASSACHUSETTS ELECTRIC COMPANY
                                             Registrant



Date:  May 12, 1999                  By  /s/ John H. Forsgren
                                             John H. Forsgren
                                             Executive Vice President,
                                             Chief Financial Officer and
                                             Director



Date:  May 12, 1999                  By  /s/ John J. Roman
                                             John J. Roman
                                             Vice President and Controller










                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                  NORTH ATLANTIC ENERGY CORPORATION
                                             Registrant


Date:  May 12, 1999                  By  /s/ John H. Forsgren
                                             John H. Forsgren
                                             Executive Vice President and
                                             Chief Financial Officer and
                                             Director



Date:   May 12, 1999                 By  /s/ John J. Roman
                                             John J. Roman
                                             Vice President and Controller






                                                                Exhibit 10-1



April 14, 1999



TO:      John H. Forsgren

FROM:    Michael G. Morris

RE:      Supplemental and Enhanced Retirement Benefit



This memorandum is intended to confer upon you supplemental and enhanced retirement benefits in recognition of your past and expected future contributions to the success of the Northeast Utilities (NU) system.

In addition to the retirement benefits you would otherwise be entitled upon retirement from the employ of Northeast Utilities Service Company (NUSCO) or a successor affiliate within the NU system (the Employer), under the NUSCO retirement plan and under the existing SERP, you will be entitled to two additional benefits that will be payable by the Employer:

(1) For the first ten years of your employment by the Employer, you will accrue retirement benefits under the NUSCO retirement plan and the SERP at the rate of two years of Credited Service (as defined by the NUSCO retirement plan) for each one year of actual service, and the Employer will pay you after your retirement from the Employer a supplemental, non-qualified benefit reflecting the difference between the amount determined in accordance with this enhanced Credited Service and the amounts that you will be entitled under the NUSCO retirement plan and the SERP. This payment will be made monthly until your death, without limit of time. This benefit will not survive your death or be available in part to a surviving spouse, except that you may elect to receive it in one of the forms of payment available from the NUSCO retirement plan that reduces your monthly payment in order to provide for survivor benefits.

(2) In addition to your benefits under the NUSCO retirement plan and the SERP, and the supplemental benefit attributable to enhanced Credited Service described in paragraph (1) above, the Employer will pay you after your retirement from the Employer an additional supplemental, non-qualified benefit, on a monthly basis for the fifteen years after your retirement begins, an amount equal to 25 percent of the monthly average of your high consecutive 36 months of base compensation, reduced by four percentage points for each year that your age is less than 65 years at the time of your retirement from the Employer. This benefit will not survive your death or be available in part to a surviving spouse.

Please sign all three copies of this memorandum to acknowledge these supplemental and enhanced retirement benefits. Keep one for yourself and return two to me.


Acknowledged:


/s/ John H. Forsgren          Date:  May 10, 1999
    John H. Forsgren







                                                             Exhibit 15






 May 12, 1999


To Northeast Utilities:


We are aware that Northeast Utilities has incorporated by reference in its Registration Statements No. 33-34622, No. 33-40156, No. 33-44814, No.
33-63023, No. 33-55279, No. 33-56537, No. 333-52413, and No. 333-52415,
its Form 10-Q for the quarter ended March 31, 1999, which includes our report dated May 12, 1999 covering the unaudited interim financial information contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.




                                           Very truly yours,

                                           /s/  Arthur Andersen LLP
                                                Arthur Andersen LLP