Form 10-Q
period 1999-06-30
NORTHEAST UTILITIES SYSTEM; CONNECTICUT LIGHT & POWER CO; WESTERN MASSACHUSETTS ELECTRIC CO; PUBLIC SERVICE CO OF NEW HAMPSHIRE; NORTH ATLANTIC ENERGY CORP /NH
filed 1999-08-13
CIK 72741, 23426, 106170, 315256, 880416

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549-1004

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1999

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

Company - Class of Stock                       Outstanding at July 31, 1999
Northeast Utilities
Common shares, $5.00 par value                 131,446,727 shares

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

Western Massachusetts Electric Company
Common stock, $25.00 par value                 1,072,471 shares

North Atlantic Energy Corporation
Common stock, $10.00 par value                 1,000 share






                             GLOSSARY OF TERMS


The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report:


COMPANIES

NU                             Northeast Utilities
CL&P                           The Connecticut Light and Power Company
Charter Oak or COE             Charter Oak Energy, Inc.
WMECO                          Western Massachusetts Electric Company
HWP                            Holyoke Water Power Company
NUSCO or the Service Company   Northeast Utilities Service Company
NNECO                          Northeast Nuclear Energy Company
NAEC                           North Atlantic Energy Corporation
NAESCO or North Atlantic       North Atlantic Energy Service Corporation
PSNH                           Public Service Company of New Hampshire
RRR                            The Rocky River Realty Company
NUEI                           NU Enterprises, Inc.
NGC                            Northeast Generation Company
NGS                            Northeast Generation Services Company

Select Energy                  Select Energy, Inc.
Mode 1                         Mode 1 Communications, Inc.
HEC                            HEC Inc.
Quinnehtuk                     The Quinnehtuk Company
NU system                      The Northeast Utilities system companies,
                               including NU and its wholly owned operating
                               subsidiaries:  CL&P, PSNH, WMECO and NAEC
CYAPC                          Connecticut Yankee Atomic Power Company
MYAPC                          Maine Yankee Atomic Power Company
VYNPC                          Vermont Yankee Nuclear Power Corporation
YAEC                           Yankee Atomic Electric Company
Yankee Companies               CYAPC, MYAPC, VYNPC and YAEC
Yankee                         Yankee Energy System, Inc.

GENERATING UNITS

Millstone 1                    Millstone Unit No. 1, a 660 MW nuclear
                               generating unit completed in 1970
Millstone 2                    Millstone Unit No. 2, an 870 MW nuclear
                               electric generating unit completed in 1975
Millstone 3                    Millstone Unit No. 3, a 1,154 MW nuclear
                               electric generating unit completed in 1986
Seabrook or Seabrook 1         Seabrook Unit No. 1, a 1,148 MW nuclear
                               electric generating unit completed in 1986;
                               Seabrook 1 went into service in 1990.

REGULATORS

DOE                            U.S. Department of Energy
DTE                            Massachusetts Department of Telecommunications
                               and Energy
DPUC                           Connecticut Department of Public Utility Control
FERC                           Federal Energy Regulatory Commission
NHPUC                          New Hampshire Public Utilities Commission
NRC                            Nuclear Regulatory Commission
SEC                            Securities and Exchange Commission

OTHER

kWh                            Kilowatt hour
MW                             Megawatt

NU 1998 Form 10-K              The NU system combined 1998 Form 10-K as filed
                               with the SEC.




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

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations

          For the following companies:

          Northeast Utilities and Subsidiaries

              Consolidated Balance Sheets - June 30, 1999 and
              December 31, 1998                                               2

              Consolidated Statements of Income - Three Months and Six
              Months Ended June 30, 1999 and 1998                             4

              Consolidated Statements of Cash Flows - Six Months Ended
              June 30, 1999 and 1998                                          5

              Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             6

              Report of Independent Public Accountants                       16

          The Connecticut Light and Power Company and Subsidiaries

              Consolidated Balance Sheets - June 30, 1999 and
              December 31, 1998                                              18

              Consolidated Statements of Income - Three Months
              and Six Months Ended June 30, 1999 and 1998                    20

              Consolidated Statements of Cash Flows - Six Months Ended
              June 30, 1999 and 1998                                         21

              Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      22

          Public Service Company of New Hampshire

              Balance Sheets - June 30, 1999 and December 31, 1998           26

              Statements of Income - Three Months and Six Months Ended
              June 30, 1999 and 1998                                         28

              Statements of Cash Flows - Six Months Ended June 30, 1999
              and 1998                                                       29

              Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      30

          Western Massachusetts Electric Company and Subsidiary

              Consolidated Balance Sheets - June 30, 1999 and
              December 31, 1998                                              34

              Consolidated Statements of Income - Three Months and Six
              Months Ended June 30, 1999 and 1998                            36

              Consolidated Statements of Cash Flows - Six Months Ended
              June 30, 1999 and 1998                                         37

              Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            38

          North Atlantic Energy Corporation

              Balance Sheets - June 30, 1999 and December 31, 1998           42

              Statements of Income - Three Months and Six Months Ended
              June 30, 1999 and 1998                                         44

              Statements of Cash Flows - Six Months Ended June 30, 1999
              and 1998                                                       45

              Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      46

              Notes to Financial Statements (unaudited - all companies)      48

Part II.  Other Information

     Item 1.  Legal Proceedings                                              58

     Item 4.  Submission of Matters to a Vote of Security Holders            58

     Item 5.  Other Information                                              60

     Item 6.  Exhibits and Reports on Form 8-K                               61

Signatures                                                                   62




                               NORTHEAST UTILITIES AND SUBSIDIARIES





                                  PART I.  FINANCIAL INFORMATION

NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                              June 30
                                                                1999        December 31,
                                                            (Unaudited)         1998
                                                           -------------   -------------
                                                               (Thousands of Dollars)
ASSETS
------

Utility Plant, at cost:
  Electric................................................ $  9,608,526    $  9,570,547
  Other...................................................      195,832         195,325
                                                           -------------   -------------
                                                              9,804,358       9,765,872
     Less: Accumulated provision for depreciation.........    4,376,454       4,224,416
                                                           -------------   -------------
                                                              5,427,904       5,541,456
  Unamortized PSNH acquisition costs......................      338,646         352,855
  Construction work in progress...........................      188,881         143,159
  Nuclear fuel, net.......................................      154,856         133,411
                                                           -------------   -------------
      Total net utility plant.............................    6,110,287       6,170,881
                                                           -------------   -------------
Other Property and Investments:
  Nuclear decommissioning trusts, at market...............      667,499         619,143
  Investments in regional nuclear generating
   companies, at equity...................................       87,330          85,791
  Other...................................................      136,816         154,504
                                                           -------------   -------------
                                                                891,645         859,438
                                                           -------------   -------------
Current Assets:
  Cash and cash equivalents...............................      220,318         136,155
  Investments in securitizable assets.....................       68,660         182,118
  Receivables, net........................................      342,518         237,207
  Accrued utility revenues................................       75,810          42,145
  Fuel, materials, and supplies, at average cost..........      198,338         202,661
  Recoverable energy costs, net--current portion..........       78,589          67,181
  Prepayments and other...................................       83,252          65,440
                                                           -------------   -------------
                                                              1,067,485         932,907
                                                           -------------   -------------
Deferred Charges:
  Regulatory assets:
    Income taxes,net......................................      701,512         762,495
    Millstone 1...........................................      528,650         576,323
    Deferred costs--nuclear plants........................      150,192         187,132
    Unrecovered contractual obligations...................      373,467         407,926
    Recoverable energy costs, net.........................      284,955         279,232
    Other.................................................      116,955         115,841
  Unamortized debt expense................................       36,198          40,416
  Other ..................................................       87,180          54,790
                                                           ------------    ------------
                                                              2,279,109       2,424,155
                                                           ------------    ------------





Total Assets.............................................. $ 10,348,526    $ 10,387,381
                                                           ============    ============

See accompanying notes to consolidated financial statements.







NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                              June 30,
                                                                1999        December 31,
                                                            (Unaudited)         1998
                                                           -------------   -------------
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common shareholders' equity:
    Common shares, $5 par value--authorized
     225,000,000 shares; 137,237,564 shares issued and
     131,446,727 shares outstanding in 1999 and
     137,031,264 shares issued and 130,954,740 shares
     outstanding in 1998.................................. $    686,188    $    685,156
    Capital surplus, paid in..............................      940,448         940,661
    Deferred contribution plan--employee stock
      ownership plan......................................     (133,947)       (140,619)
    Retained earnings.....................................      579,449         560,769
    Accumulated other comprehensive income................        1,524           1,405
                                                           -------------   -------------
           Total common shareholders' equity..............    2,073,662       2,047,372
  Preferred stock not subject to mandatory redemption.....      136,200         136,200
  Preferred stock subject to mandatory redemption.........      141,039         167,539
  Long-term debt..........................................    3,151,013       3,282,138
                                                           -------------   -------------
           Total capitalization...........................    5,501,914       5,633,249
                                                           -------------   -------------
Minority Interest in Consolidated Subsidiaries............      100,000         100,000
                                                           -------------   -------------
Obligations Under Capital Leases..........................       79,628          88,423
                                                           -------------   -------------
Current Liabilities:
  Notes payable to banks..................................      258,000          30,000
  Long-term debt and preferred stock--current
   portion................................................      203,232         397,153
  Obligations under capital leases--current
   portion................................................      120,258         120,856
  Accounts payable........................................      480,430         338,612
  Accrued taxes...........................................       67,006          50,755
  Accrued interest........................................       46,245          51,044
  Accrued pension benefits................................        5,618          33,034
  Other...................................................       90,154         106,333
                                                           -------------    ------------
                                                              1,270,943       1,127,787
                                                           -------------    ------------

Deferred Credits and Other Long-term Liabilities:
  Accumulated deferred income taxes.......................    1,811,673       1,848,694
  Accumulated deferred investment tax credits.............      138,858         143,369
  Decommissioning obligation--Millstone 1.................      692,000         692,000
  Deferred contractual obligations........................      385,389         418,760
  Other...................................................      368,121         335,099
                                                           -------------    ------------
                                                              3,396,041       3,437,922
                                                           -------------    ------------

Commitments and Contingencies (Note 6)

           Total Capitalization and Liabilities........... $ 10,348,526    $ 10,387,381
                                                           =============   =============

See accompanying notes to consolidated financial statements.





NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)


                                                    Three Months Ended           Six Months Ended
                                                         June 30,                    June 30,
                                                --------------------------- ---------------------------
                                                     1999          1998          1999          1998
                                                ------------- ------------- ------------- -------------
                                                    (Thousands of Dollars, except share information)

Operating Revenues............................. $  1,038,569  $    874,809  $  2,081,976  $  1,833,714
                                                ------------- ------------- ------------- -------------
Operating Expenses:
 Operation --
  Fuel, purchased and net interchange power....      377,427       306,117       757,820       659,654
  Other........................................      261,007       212,115       497,304       456,047
 Maintenance...................................       96,357        76,041       193,508       196,996
 Depreciation..................................       82,775        86,556       167,123       173,785
 Amortization of regulatory assets, net........       70,535        38,797       133,061        67,028
 Federal and state income taxes................       33,107        17,627        55,547        34,388
 Taxes other than income taxes.................       60,869        61,260       131,483       129,032
                                                ------------- ------------- ------------- -------------
        Total operating expenses...............      982,077       798,513     1,935,846     1,716,930
                                                ------------- ------------- ------------- -------------
Operating Income...............................       56,492        76,296       146,130       116,784
                                                ------------- ------------- ------------- -------------

Other Income:
  Deferred nuclear plants return--other
    funds......................................        1,173         1,781         2,407         3,656
  Equity in earnings of regional nuclear
    generating and transmission companies......        2,009         2,967         3,502         7,091
  Other, net...................................       (1,329)       (4,913)       (4,306)        4,862
  Minority interest in income of subsidiary....       (2,325)       (2,325)       (4,650)       (4,650)
  Income taxes.................................       14,045         7,304        20,439        10,328
                                                ------------- ------------- ------------- -------------
        Other income, net......................       13,573         4,814        17,392        21,287
                                                ------------- ------------- ------------- -------------
        Income before interest charges.........       70,065        81,110       163,522       138,071
                                                ------------- ------------- ------------- -------------

Interest Charges:
  Interest on long-term debt...................       65,366        69,247       132,825       139,473
  Other interest...............................          780         2,041         4,833         2,919
  Deferred nuclear plants return--borrowed
     funds.....................................       (2,249)       (3,262)       (4,689)       (6,778)
                                                ------------- ------------- ------------- -------------
        Interest charges, net..................       63,897        68,026       132,969       135,614
                                                ------------- ------------- ------------- -------------

        Income after interest charges..........        6,168        13,084        30,553         2,457

Preferred Dividends of Subsidiaries............        5,940         6,811        11,881        14,133
                                                ------------- ------------- ------------- -------------
Net Income (Loss).............................. $        228  $      6,273  $     18,672  $    (11,676)
                                                ============= ============= ============= =============
Earnings (Loss) Per Common Share--Basic and
   Diluted..................................... $       -     $       0.05  $       0.14  $      (0.09)
                                                ============= ============= ============= =============

Common Shares Outstanding (average)............  131,317,892   130,459,076   131,214,191   130,379,294
                                                ============= ============= ============= =============



See accompanying notes to consolidated financial statements.




NORTHEAST UTILITIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                 Six Months Ended
                                                                     June 30,
                                                             -----------------------
                                                                 1999        1998
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Cash flows from operating activities:
  Income before preferred dividends of subsidiaries......... $   30,553  $    2,457
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................    167,123     173,785
    Deferred income taxes and investment tax credits, net...     (3,961)      7,709
    Deferred nuclear plants return..........................     (7,096)    (10,434)
    Amortization of nuclear plants return...................     43,200       7,198
    Amortization of demand-side-management costs, net.......     13,891      38,293
    Amortization/(deferral) of recoverable energy costs.....    (17,132)     23,068
    Amortization of PSNH acquisition costs..................     14,209      35,222
    Amortization of regulatory asset - income taxes.........     30,305      19,973
    Amortization of cogeneration deferral...................      5,835      16,023
    Amortization of regulatory liability - PSNH.............    (10,953)    (16,430)
    Amortization of Millstone 1 investment..................     40,793           -
    Amortization of other regulatory assets.................      9,672       5,042
    Other sources of cash...................................     76,362      37,766
    Other uses of cash......................................    (35,022)     (3,311)
  Changes in working capital:
    Receivables and accrued utility revenues, net...........   (208,976)    (63,487)
    Fuel, materials, and supplies...........................      4,323       2,035
    Accounts payable........................................    141,818    (130,231)
    Accrued taxes...........................................     16,251      28,719
    Sale of receivables and accrued utility revenues........     70,000     115,000
    Investment in securitizable assets......................    113,458     154,973
    Other working capital (excludes cash)...................    (66,206)    (40,899)
                                                             ----------- -----------
Net cash provided by operating activities...................    428,447     402,471
                                                             ----------- -----------
Cash flows from financing activities:
  Issuance of common shares.................................      2,962         399
  Issuance of long-term debt................................      6,700         275
  Net increase in short-term debt...........................    228,000      30,000
  Reacquisitions and retirements of long-term debt..........   (336,945)   (257,668)
  Reacquisitions and retirements of preferred stock.........    (26,500)    (48,678)
  Cash dividends on preferred stock.........................    (11,881)    (14,133)
                                                             ----------- -----------
Net cash used in financing activities.......................   (137,664)   (289,805)
                                                             ----------- -----------
Cash flows from investing activities:
  Investment in plant:
    Electric and other utility plant........................   (127,195)    (93,371)
    Nuclear fuel............................................    (37,893)     (1,704)
                                                             ----------- -----------
  Net cash used for investments in plant....................   (165,088)    (95,075)
  Investments in nuclear decommissioning trusts.............    (34,696)    (40,592)
  Investment in Aurora natural gas LLC, net.................    (22,985)          -
  Other investment activities, net..........................     16,149      10,683
                                                             ----------- -----------
Net cash used in investing activities.......................   (206,620)   (124,984)
                                                             ----------- -----------
Net increase/(decrease) in cash and cash equivalents........     84,163     (12,318)
Cash and cash equivalents - beginning of period.............    136,155     143,403

                                                             ----------- -----------
Cash and cash equivalents - end of period................... $  220,318  $  131,085
                                                             =========== ===========


See accompanying notes to consolidated financial statements.








                      NORTHEAST UTILITIES AND SUBSIDIARIES
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


This discussion should be read in conjunction with the consolidated financial statements and footnotes in this Form 10-Q, the First Quarter 1999 Form 10-Q, the 1998 Form 10-K and Current Reports on Form 8-K dated June 14, 1999 and July 6, 1999.

FINANCIAL CONDITION

Overview

NU had earnings of $228,000, or break-even earnings per share, in the second quarter of 1999, compared with earnings of $6.3 million, or 5 cents per share, for the second quarter of 1998.

For the first six months of 1999, NU earned $18.7 million, or 14 cents per share, compared with a loss of $11.7 million, or 9 cents per share, in the first six months of 1998.

Second quarter 1999 results reflected a 19 percent increase in revenues. Operating revenues totaled $1.04 billion in the second quarter of 1999, compared to $875 million in the same period of 1998. The increase in operating revenues is attributed to hotter weather, an improving regional economy, and the growth of Select Energy, NU's competitive power marketing affiliate. Regulated retail sales were 5.6 percent higher in the second quarter of 1999 compared with the same period of 1998.

Non-fuel operation and maintenance (O&M) costs totaled approximately $357 million in the second quarter of 1999, compared with $288 million in the second quarter of 1998. Higher O&M costs are attributed to the one-time recognition of environmental and storm insurance proceeds which reduced O&M expense in the second quarter of 1998 and higher purchased power capacity costs for Select Energy in 1999.

Select Energy's revenues totaled $127 million in the second quarter of 1999, compared with $424,000 in the same period of 1998. However, Select Energy's purchased power, capacity and other operating expenses totaled $146.8 million in the quarter, resulting in an after-tax loss of $12.6 million for the second quarter of 1999, compared with a loss of $2.5 million in the same quarter of 1998. The larger loss is primarily due to Select Energy's need to acquire energy at high market prices during the unseasonably hot days in June 1999. Excluding Select Energy, the NU System's fuel and purchased power costs were lower for the quarter, as compared to the prior year as a result of the return to service of Millstone 2 and 3.

The improvement in first half 1999 results was primarily due to higher regulated retail sales and the return to service of the two Millstone units, partially offset by regulatory decisions which reduced revenues and increased amortization expenses. Regulated retail sales rose 4.8 percent in the first half of 1999, compared with the same period of 1998.

A combination of strong economic growth, improving nuclear performance and the Company's ability to hold down costs is contributing to the continued financial recovery of Northeast Utilities.

Yankee Energy Merger

On June 15, 1999, NU and Yankee Energy System, Inc. (Yankee) announced that they have agreed to a merger in which Yankee will become a subsidiary of NU. Yankee is the parent of Yankee Gas Services Company, the largest natural gas distribution company in Connecticut. The transaction is valued at $679 million, including the assumption of outstanding Yankee debt of approximately $201 million. NU will pay $478 million, or $45 a share in cash and common shares. Yankee shareholders will receive 45 percent of the $478 million in NU common shares and 55 percent in cash. The purchase is subject to approval of Yankee shareholders and several regulatory agencies.

Millstone Nuclear Units

CL&P and WMECO have joint ownership interests of 81 percent and 19 percent, respectively, in Millstone 2. CL&P, WMECO and PSNH have joint ownership interests of 52.93 percent, 12.24 percent and 2.85 percent, respectively, totaling 68.02 percent in Millstone 3. NNECO, a wholly owned subsidiary of NU, acts as agent for certain NU system companies and other New England utilities in operating the Millstone units.

Millstone 2 returned to service on May 11, 1999 following NRC approval and was included in CL&P's rate base on May 21, 1999 after achieving 75 percent power
for 100 consecutive hours.   Millstone 2's return to service restored $6.6
million a month in noncash revenues to CL&P, reduced fuel and purchased power expense by approximately $8.0 million a month and significantly reduced the unit's operation and maintenance expenses. O&M expenditures for Millstone 2 were approximately $86 million for the first six months in 1999 compared to approximately $110 million for the same period in 1998. Since returning to service, Millstone 2 achieved a capacity factor of 86 percent for the period May 11 through July 31, 1999.

Millstone 3 returned to service on June 29, 1999 after a 60-day refueling and maintenance outage. Millstone 3 achieved a capacity factor of 70 percent for the first seven months of 1999.

In June 1999, NNECO filed with the NRC a Post-Shutdown Decommissioning Activities Report (PSDAR) for Millstone 1. The PSDAR contains a preliminary cost estimate which shows a current total estimate of approximately $692 million for full decommissioning of Millstone 1.

The Millstone 1 decommissioning fund has accumulated sufficient funds to cover approximately 40 percent of the preliminary cost estimate to complete the work. Additional funds will be collected by CL&P and WMECO through each companies' stranded cost charge.

Seabrook

The NU system owns 40 percent of the Seabrook nuclear unit. Seabrook returned to service on May 13, 1999 after a 48-day refueling and maintenance outage. Seabrook achieved a capacity factor of 75 percent for the first seven months of 1999.

Liquidity and Capital Resources

Net cash flows from operations totaled approximately $428 million in the first six months of 1999, up from $402 million for the first six months of 1998. Approximately $207 million of net cash flow was used for investment activities compared with $125 million in 1998. Investment activities for the first six months of 1999 included construction expenditures, nuclear fuel purchases for the Millstone 3 refueling outage, an investment by Select Energy to acquire certain assets of Aurora Natural Gas LLC and investments in nuclear decommissioning trusts. In the first six months of 1999, $228 million of short-term debt was issued to pay bond maturities and long-term debt and preferred stock sinking funds that totaled $363 million. In the first six months of 1998, debt and preferred stock were reduced by $276 million.

On May 24, 1999, Standard & Poor's (S&P) upgraded all debt and preferred stock securities issued by the NU system. S&P also maintained a "positive" outlook on the NU system. The upgrade was a reflection of Millstone 2's return to rate base. S&P also affirmed the ratings of the entire NU system, calling the PSNH settlement and the Yankee merger "slightly positive for credit quality."

Moody's Investors Service placed the ratings of NU, PSNH and North Atlantic Energy Corp. under review for possible upgrade following the New Hampshire restructuring settlement.

Fitch IBCA upgraded CL&P and WMECO and placed NU on "Alert" for a possible upgrade, primarily as a result of "the operation of Millstone 2 for a sustained period and the favorable impact on cash flow."

CL&P and WMECO's $313.75 million revolving credit line will expire on November 21, 1999. As of June 30, 1999, CL&P and WMECO had $180 million and $78 million, respectively, outstanding under that line. CL&P paid off a $74 million bond maturity on June 30, 1999. Management expects all of the remaining 1999 sinking fund payments to be met through cash on hand, operating cash flows and borrowings through short-term facilities.

CL&P has arranged financing through the sale of its accounts receivable. CL&P can finance up to $200 million through this facility. As of June 30, 1999, CL&P had financed $195 million through its accounts receivable line. WMECO terminated a similar $40 million facility on June 30, 1999.

NU has provided credit assurance in the form of guarantees of a letter of credit, performance guarantees and other assurances for the financial and performance obligations of certain of its unregulated subsidiaries. NU received approval from the SEC to increase the credit assurance limit from $75 million to $250 million in May of 1999. As of June 30, 1999, $100 million of credit assurances had been issued.

On July 14, 1998, the NU Board of Trustees (the Board) authorized the repurchase of 10 million NU common shares at any time through July 1, 2000 in connection with the ongoing recapitalization of NU's regulated companies that is occurring as a result of electric utility industry restructuring in New England, which remains in effect. On July 27, 1999, the Board authorized the repurchase of an additional 15 million NU common shares at any time through July 1, 2001. This authorization is related to merger and acquisition activity and industry restructuring. These authorizations allow the repurchases using open market purchases and derivative financial instruments. The company has not yet repurchased any shares. NU plans to repurchase more than the number of shares that will be issued to Yankee shareholders, resulting in a net reduction in the approximately 131 million shares outstanding currently.

In July 1999, the Board began considering resuming the payment of a common dividend, which was suspended in the first half of 1997. The Board likely will review the company's dividend policy again this fall as part of a comprehensive review of the company's cash flows. The company's current philosophy is to resume payment of a dividend at a modest level that can be increased steadily over a number of years.

NU is currently in the process of developing and implementing an over-all financing plan that combines common stock repurchases, long-term debt issuances, possible bridge-financing through commercial banks and proceeds from restructuring in Connecticut, Massachusetts and New Hampshire. Some of these financing projects requiring regulatory approvals and undertakings by lenders, which could place limits on the operational and financial operations of the NU system companies during the period of the financing arrangements.

Restructuring

Connecticut

On July 6, 1999, CL&P signed agreements to sell 3,292 MW of fossil and hydro generation assets for approximately $1.1 billion. NRG Energy Inc. (NRG) of Minneapolis, Minnesota is the buyer of 2,235 MW of fossil-fueled generation in Connecticut for $460 million. Northeast Generation Company (NGC), one of NU's unregulated affiliates, is the buyer of 1,057 MW of hydro generation in Connecticut and Massachusetts for $681.3 million. CL&P is selling its generation assets as part of its restructuring plan filed with the DPUC in 1998. The net gain from these sales, estimated to be approximately $984 million will reduce CL&P's stranded costs, which include unrecovered investments CL&P made under regulation to meet its obligation to serve all customers. CL&P will use a portion of the proceeds to retire long-term debt at par. The balance of the funds may be used to retire additional debt or preferred stock or to perform other capital restructuring, depending on the state of the market at the time of closing and CL&P's needs at the time. The sale of CL&P's power plants is an important step toward restructuring the electric generation market in Connecticut. CL&P expects to close on the transaction by the end of the year, after receiving the necessary state and federal regulatory approvals.

On July 7, 1999, the DPUC issued its final decision in CL&P's stranded cost proceeding. CL&P had sought permission to recover from customers approximately $4.4 billion of its stranded costs. The decision approved approximately $3.5 billion of stranded costs and provided for the possible recovery of a significant portion of the remaining amount in the future either in rates or through adjustments to the decision's assumptions about future market prices or power and other variables when the actual prices and values of those variables are known. The stranded cost estimate of $3.5 billion will be reduced by the net gain from the sale of CL&P's generation assets.

CL&P is seeking proposals to provide electric generation services to meet the Standard Offer Service Requirements for CL&P customers. CL&P intends to award one or more Standard Offer Service contract(s) to meet 50 percent of the total requirements of its customers for the supply period from January 1, 2000 through December 31, 2003. Bids are due September 8, 1999. CL&P expects to sign the Standard Offer Service contract(s) by early October.

In a separate decision issued on July 7, 1999, the DPUC stated that once deregulation occurs and competition begins on January 1, 2000, 2,000 MW of CL&P's standard offer service contract to customers will be allocated to Select Energy at the average price of all standard offer service. Select Energy will also have the right to bid on the other 2,000 MW of CL&P's standard offer service.

In accordance with the System's restructuring plans in Connecticut and Massachusetts, NUSCO has announced its request for proposals (RFP) on behalf of CL&P and WMECO for the purchase of entitlements to their shares of the energy and capacity from Millstone 2 and 3, and Seabrook. The nuclear entitlement sale includes approximately 1,670 MW for up to four years. RFP responses are due by August 16, 1999 and are expected to be announced by October 1, 1999.

New Hampshire

On August 2, 1999, PSNH and NU filed a comprehensive, detailed settlement agreement (the "Agreement") with the NHPUC. The Agreement entered into by and between PSNH, NU, the Governor of New Hampshire, the Governor's Office of Energy and Community Service, the Attorney General of New Hampshire, and the Staff of the NHPUC, is intended to implement New Hampshire's electric industry restructuring law, provide significant rate reductions to PSNH's customers, and settle a number of pending regulatory and court proceedings related to PSNH. The Agreement supersedes the June 14, 1999 Memorandum of Understanding (MOU) between the parties. The principal features of the Agreement include an average rate decrease of 18.3 percent, a write-off of $225 million after taxes, the availability of $725 million of Rate Reduction Bonds, the sale or transfer of generation assets, and wholesale power entitlements and transition energy service which would be available to customers for three years. Implementation of the Agreement is contingent upon receipt of all necessary regulatory and lender approvals and legislation authorizing the issuance of the rate reduction bonds.

The Agreement is intended to settle a number of pending regulatory and court proceedings including rate proceedings. The Agreement's rate reductions will occur as of the first day of the month following the issuance of rate reduction bonds. PSNH's rates will be stable and predictable for three years after the effective date. PSNH's customers will be able to choose their supplier of energy effective the same day.

PSNH is required to sell its power plants and certain power contracts, including PSNH's current purchased power contract with NAEC for the output from Seabrook Station. The net gain from these sales will be used to reduce PSNH's stranded costs. The sales will be accomplished through an auction process subject to approval by the NHPUC. PSNH may participate in the auction of the non-nuclear plants but may not participate in the auction of the Seabrook power contract.

On May 28, 1999, the NHPUC approved continuation of the fuel and purchased-power adjustment clause (FPPAC) charge at its current level until November 30, 1999. Either PSNH or other parties could petition for a change in the FPPAC rate prior to November 30 if deemed necessary. However, this FPPAC proceeding is one of the matters intended to be resolved by the August 2, 1999 Agreement.

Massachusetts

On July 6, 1999, WMECO signed agreements to sell 272 MW of hydro generation assets to NGC for approximately $184 million. WMECO expects to close the transaction by the end of the year, after receiving the necessary state and federal regulatory approvals. The net gain from these sales, estimated to be approximately $141 million, will reduce WMECO's stranded cost.

On July 26, 1999, WMECO completed the $47 million sale of 290 MW of fossil and hydroelectric generation assets to Consolidated Edison Energy, Massachusetts, Inc. The sale of the generation assets are required by the restructuring legislation adopted in 1998. The funds from the sale were used to reduce WMECO's short-term debt. The net gain of approximately $33 million will reduce WMECO's stranded costs.

Unregulated Energy Services

The unregulated energy services segment of NU's business is principally comprised of four wholly owned subsidiaries of NU Enterprises, Inc. (NUEI), a wholly owned subsidiary of NU: Select Energy, Inc. (Select Energy), a retail and wholesale energy services and power marketing company; HEC Inc., an energy engineering and design firm; and Northeast Generation Services Company (NGS), a service company that offers operation and management services to electric power generators and to medium to large industrial businesses; and Northeast Generation Company (NGC), a holding company for the non-nuclear generating assets.

Select Energy is aggressively growing its wholesale bulk power and marketing business along with its retail business with commercial, industrial and government sector customers in the eleven state Northeast region.

Select Energy is pursuing other standard offer service contracts and retail customer contracts to increase its revenues in the future. In Connecticut, 2,000 MW of a total of 4,000 MW of CL&P's standard offer service contract to customers will be allocated to Select Energy at the average price of the winning bid prices for the remaining standard offer service. Select Energy will also have the right to bid on the other 2,000 MW of CL&P's standard offer service contract for the supply period January 1, 2000 through December 31, 2003.

For the first six months of 1999, Select Energy's revenues totaled $214 million, compared with $865,000 in the same period of 1998. However, Select Energy's purchased power, capacity and other operating expenses totaled $239.6 million in 1999, resulting in an after-tax loss of $16.9 million for the first six months of 1999, compared with a loss of $4.8 million in the same period of 1998.

Select Energy's purchased power costs were high in the second quarter of 1999 as a result of unusual market conditions caused by the extreme hot weather. Similar conditions occurred in the month of July. For the remainder of the year, Select Energy expects slightly profitable results on a gross margin basis.

In June of 1999, Select Energy closed a $26 million asset purchase agreement with Aurora Natural Gas LLC. Aurora Natural Gas LLC is a privately-held natural gas marketing and trading company based in Dallas, Texas which serves the producer, wholesale and retail market segments. Select Energy acquired Aurora's retail customer contracts and associated natural gas supplies in New England, making it one of the region's largest competitive retail gas providers.

NGC was the winning bidder for 1,329 MW of hydroelectric and pumped storage generating assets in Connecticut and Massachusetts. NGC bid $865.5 million for 10 hydroelectric facilities in Connecticut, and the Northfield Mountain pumped storage station and two hydroelectric stations located in Massachusetts.

The purchase requires approval from the Federal Energy Regulatory Commission, the Securities and Exchange Commission, and state regulators in Connecticut, Massachusetts, and New Hampshire, among others, and is expected to close by the end of 1999.

Year 2000 Issue

Through letters to the NRC and the North American Electric Reliability Council, the NU system announced on June 30, 1999 that its mission-critical systems were Year 2000 ready. Mission-critical refers to those systems related to safety, keeping the lights on, meeting regulatory requirements and those with significant financial impact. The NU System is ready based on approved testing programs and assessments by qualified, trained individuals, from within and outside the company.

The projected total cost of the Year 2000 Program is currently estimated at $23 million. The total estimated remaining cost is $6 million, which is being funded through operating cash flows. Since 1996, the NU system has incurred and expensed approximately $17 million related to year 2000 readiness efforts. Total expenditures related to the year 2000 are not expected to have a material effect on the operations or financial condition of the NU system.

As a precautionary measure, the NU system has formulated contingency plans that outline alternatives to be implemented if its remediation efforts have not been successful. The NU System has utilized existing emergency operation and service restoration procedures to prepare for any year 2000 situations that might arise.

Risk-Management Instruments

The NU system employs risk-management instruments such as futures, swaps, interest rate locks and collar agreements to manage the market risk exposures associated with changes in fuel prices and variable interest rates. The NU system uses these instruments to reduce risk by essentially creating offsetting market exposures.

CL&P has acquired fuel-price risk-management instruments to hedge risks associated with fuel prices created by its long-term, fixed-price electricity contracts with wholesale customers. At June 30, 1999, CL&P had outstanding agreements with a total notional value of approximately $373 million and a negative mark-to-market position of approximately $9 million.

NAEC has entered into various swap and derivative transactions related to its $200 million variable rate note. These transactions include interest rate swaps and an interest rate collar, which effectively set the weighted average interest rate range of that note between a floor of 6.812 percent and a cap of
7.073 percent. As of June 30, 1999, NAEC had outstanding agreements with a total notional value of $200 million and a negative mark-to-market position of approximately $0.6 million.

There have been no material changes in the reported market risks for either CL&P or NAEC since the 1998 Form 10-K.

RESULTS OF OPERATIONS

                                             Income Statement Variances
                                                Increase/(Decrease)
                                                Millions of Dollars

                                          Second              Six
                                          Quarter  Percent   Months  Percent

Operating revenues                         $164       19%     $248      14%

Fuel, purchased and net interchange power    71       23        98      15
Other operation                              49       23        41       9
Maintenance                                  20       27        (3)     (2)
Amortization of regulatory assets, net       32       82        66      99
Federal and state income taxes                8       85        11      46
Other income, net                             2       59       (10)     (a)
Interest on long term debt                   (4)      (6)       (7)     (5)

Net income/(loss)                            (6)      96        30      (a)

(a) Percent greater than 100

Comparison of the Second Quarter of 1999 to the Second Quarter of 1998

Total operating revenues increased by $164 million in the second quarter of 1999 as compared to the same period of 1998, primarily due to higher revenues for Select Energy ($127 million), higher regulated wholesale capacity and energy sales ($27 million) and higher regulated retail sales, partially offset by lower revenues as a result of regulatory decisions. Regulated retail kilowatt-hour sales increased by 5.6 percent and contributed $27 million to revenues. Regulatory decisions decreased revenues by $23 million, primarily due to the retail rate decreases for CL&P and WMECO and the accounting impact of Millstone 2 being removed from CL&P'S rates.

Fuel, purchased and net interchange power expense increased in 1999, primarily due to higher purchased power costs for Select Energy ($114 million), partially offset by lower replacement power costs due to the return of service of Millstone 2 and 3.

Other operation and maintenance expense increased in 1999, primarily due to the recognition of the environmental and storm insurance proceeds in 1998 ($33 million), higher Select Energy capacity charges ($23 million), higher spending at Seabrook ($9 million) as a result of the refueling outage, higher fossil maintenance ($8 million), higher medical benefit costs ($6 million), higher transmission expense ($5 million) and higher other administrative and general costs. These increases were partially offset by lower spending at the Millstone units ($25 million).

Amortization of regulatory assets, net increased in 1999, primarily due to accelerated amortizations for CL&P and the amortization of CL&P's Millstone 1 remaining investment, partially offset by the lower amortization of the PSNH acquisition premium.

Other income, net increased in 1999, primarily due to the recognition of the revenue associated with the HWP capacity sales contract buyout in 1999 and the loss associated with the sale of the CL&P's accounts receivable incurred in 1998, partially offset by the recognition of the proceeds from the shareholder derivative suit in 1998.

Interest on long-term debt decreased in 1999 primarily due to reacquisitions and retirements of long-term debt in 1999.

Federal and state income taxes increased during the second quarter of 1999, primarily due to higher book taxable income.

Comparison of the First Six Months of 1999 to the First Six Months of 1998

Total operating revenues increased by $248 million in 1999, primarily due to higher revenues for Select Energy ($213 million), higher regulated wholesale capacity and energy sales ($47 million) and higher retail sales, partially offset by lower revenues from regulatory decisions. Retail kilowatt-hour sales increased by 4.8 percent and contributed $52 million to revenues. Regulatory decisions decreased revenues by $62 million, primarily due to the retail rate decreases for CL&P and WMECO and the accounting impact of Millstone 2 being removed from CL&P'S rates.

Fuel, purchased and net interchange power expense increased in 1999, primarily due to higher purchased power costs for Select Energy ($180 million), partially offset by lower replacement power costs due to the return of service of Millstone 2 and 3.

Other operation and maintenance expense increased in 1999, primarily due to higher Select Energy capacity charges ($41 million), the recognition of the environmental insurance proceeds in 1998 ($24 million), higher transmission and power exchange expenses ($14 million), higher spending at Seabrook ($12 million) as a result of the refueling outage and higher fossil maintenance expenses ($6 million). These increases were partially offset by lower spending at the Millstone units ($58 million).

Amortization of regulatory assets, net increased in 1999, primarily due to accelerated amortizations for CL&P and the amortization of CL&P's Millstone 1 remaining investment, partially offset by the lower amortization of the PSNH acquisition premium.

Federal and state income taxes increased in 1999, primarily due to higher book taxable income.

Other income, net decreased in 1999, primarily due to the recognition of the proceeds from the shareholder derivative suit in 1998, partially offset by the loss associated with the sale of the CL&P accounts receivable incurred in 1998 and the recognition of the revenue associated with the HWP capacity sales contract buyout in 1999.

Interest on long-term debt decreased in 1999 primarily due to reacquisitions and retirements of long-term debt in 1999.





                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Northeast Utilities:

We have reviewed the accompanying consolidated balance sheet of Northeast Utilities (a Massachusetts trust) and subsidiaries as of June 30, 1999, and the related consolidated statements of income for the three and six-month periods ended June 30, 1999 and 1998, and the consolidated statements of cash flows for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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



Hartford, Connecticut
August 11, 1999





                      THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES


                                   PART I.  FINANCIAL INFORMATION

THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                               June 30,
                                                                 1999       December 31,
                                                             (Unaudited)        1998
                                                            -------------  -------------
                                                                (Thousands of Dollars)
ASSETS
------
Utility Plant, at original cost:
  Electric................................................  $  6,222,698   $  6,173,871

     Less: Accumulated provision for depreciation.........     2,854,213      2,758,012
                                                            -------------  -------------
                                                               3,368,485      3,415,859
  Construction work in progress...........................        96,118         83,477
  Nuclear fuel, net.......................................       103,279         87,867
                                                            -------------  -------------
      Total net utility plant.............................     3,567,882      3,587,203
                                                            -------------  -------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............       483,751        452,755
  Investments in regional nuclear generating
   companies, at equity...................................        57,999         56,999
  Other, at cost..........................................        52,951         93,864
                                                            -------------  -------------
                                                                 594,701        603,618
                                                            -------------  -------------
Current Assets:
  Cash....................................................           398            434
  Investment in securitizable assets......................        68,660        160,253
  Notes receivable from affiliated companies..............        84,300          6,600
  Receivables, net........................................        20,075         22,186
  Accounts receivable from affiliated companies...........        41,982          1,721
  Taxes receivable........................................          -            26,478
  Fuel, materials, and supplies, at average cost..........        71,974         71,982
  Prepayments and other...................................       136,246        121,514
                                                            -------------  -------------
                                                                 423,635        411,168
                                                            -------------  -------------
Deferred Charges:
  Regulatory assets:
    Income taxes,net......................................       476,398        538,521
    Millstone 1...........................................       403,235        442,669
    Unrecovered contractual obligations...................       243,827        266,992
    Recoverable energy costs, net.........................       127,196        102,124
    Other.................................................        43,108         65,532
  Unamortized debt expense................................        18,534         19,603
  Other...................................................        14,511         12,768
                                                            -------------  -------------
                                                               1,326,809      1,448,209
                                                            -------------  -------------





      Total Assets........................................  $  5,913,027   $  6,050,198
                                                            =============  =============

See accompanying notes to consolidated financial statements.






THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                               June 30,
                                                                 1999       December 31,
                                                             (Unaudited)        1998
                                                            -------------  -------------
                                                                (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization:
  Common stock--$10 par value. Authorized
   24,500,000 shares; outstanding 12,222,930
   shares.................................................  $    122,229   $    122,229
  Capital surplus, paid in................................       664,956        664,156
  Retained earnings.......................................       152,968        210,108
  Accumulated other comprehensive income..................           416            378
                                                            -------------  -------------
           Total common stockholder's equity..............       940,569        996,871
  Preferred stock not subject to mandatory
   redemption.............................................       116,200        116,200
  Preferred stock subject to mandatory redemption.........        99,539         99,539
  Long-term debt..........................................     1,798,430      1,793,952
                                                            -------------  -------------
           Total capitalization...........................     2,954,738      3,006,562
                                                            -------------  -------------
Minority Interest in Consolidated Subsidiary..............       100,000        100,000
                                                            -------------  -------------
Obligations Under Capital Leases..........................        63,156         68,444
                                                            -------------  -------------
Current Liabilities:
  Notes payable to banks..................................       180,000         10,000
  Long-term debt and preferred stock--current
   portion................................................        19,755        233,755
  Obligations under capital leases--current
   portion................................................        93,871         94,440
  Accounts payable........................................       137,803        121,040
  Accounts payable to affiliated companies................        22,485         32,758
  Accrued taxes...........................................        22,655         19,396
  Accrued interest........................................        27,583         31,409
  Other...................................................        22,988         34,872
                                                            -------------  -------------
                                                                 527,140        577,670
                                                            -------------  -------------
Deferred Credits and Other Long-term Liabilities:
  Accumulated deferred income taxes.......................     1,154,933      1,194,722
  Accumulated deferred investment tax credits.............       111,052        114,457
  Decommissioning obligation--Millstone 1.................       560,500        560,500
  Deferred contractual obligations........................       255,749        277,826
  Other...................................................       185,759        150,017
                                                            -------------  -------------
                                                               2,267,993      2,297,522
                                                            -------------  -------------




Commitments and Contingencies (Note 6)

           Total Capitalization and Liabilities...........  $  5,913,027   $  6,050,198
                                                            =============  =============

See accompanying notes to consolidated financial statement



THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                     Three Months Ended     Six Months Ended
                                                            June 30,            June 30,
                                                    ------------------- -----------------------
                                                       1999      1998       1999        1998
                                                    --------- --------- ----------- -----------
                                                              (Thousands of Dollars)

Operating Revenues................................. $565,069  $561,224  $1,172,066  $1,170,185
                                                    --------- --------- ----------- -----------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power...... 171,730   216,624     391,067     463,316
     Other.......................................... 166,424   164,052     320,680     341,083
  Maintenance......................................   58,007    56,119     122,807     129,491
  Depreciation.....................................   52,968    57,938     108,310     115,573
  Amortization of regulatory assets, net...........   37,522    24,382      72,967      37,010
  Federal and state income taxes...................   14,774    (9,591)     24,757     (20,859)
  Taxes other than income taxes....................   39,274    40,634      86,696      87,244
                                                    --------- --------- ----------- -----------
        Total operating expenses...................  540,699   550,158   1,127,284   1,152,858
                                                    --------- --------- ----------- -----------
Operating Income...................................   24,370    11,066      44,782      17,327
                                                    --------- --------- ----------- -----------

Other Income:
  Equity in earnings of regional nuclear
    generating companies...........................      965     1,544       1,520       3,712
  Other, net.......................................   (2,874)   (7,133)     (3,372)    (13,776)
  Minority interest in income of subsidiary........   (2,325)   (2,325)     (4,650)     (4,650)
  Income taxes.....................................    7,663     5,551      11,891       8,883
                                                    --------- --------- ----------- -----------
        Other income, net..........................    3,429    (2,363)      5,389      (5,831)
                                                    --------- --------- ----------- -----------
        Income before interest charges.............   27,799     8,703      50,171      11,496
                                                    --------- --------- ----------- -----------

Interest Charges:
  Interest on long-term debt.......................   32,258    33,805      65,295      66,745
  Other interest...................................    2,355     1,259       5,396       2,091
                                                    --------- --------- ----------- -----------
        Interest charges, net......................   34,613    35,064      70,691      68,836
                                                    --------- --------- ----------- -----------


Net (Loss)......................................... $ (6,814) $(26,361) $  (20,520) $  (57,340)
                                                    ========= ========= =========== ===========



See accompanying notes to consolidated financial statements.





THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                    Six Months Ended
                                                                        June 30,
                                                                -----------------------
                                                                    1999        1998
                                                                ----------- -----------
                                                                 (Thousands of Dollars)
Cash flows from operating activities:
  Net Loss .................................................... $  (20,520) $  (57,340)
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation...............................................    108,310     115,573
    Deferred income taxes and investment tax credits, net......    (18,878)    (37,495)
    Amortization of deferred demand-side-management costs, net      13,891      38,293
    Amortization/(deferral) of recoverable energy costs........    (22,789)     40,557
    Amortization of cogeneration deferral......................      5,835      16,023
    Amortization of regulatory asset - income taxes............     29,057      17,247
    Amortization of Millstone 1 investment.....................     36,988           -
    Amortization of other regulatory asset.....................      1,087       3,740
    Allocation of ESOP benefits................................    (30,170)          -
    Other sources of cash......................................     64,569      36,103
    Other uses of cash.........................................    (13,170)     (9,021)
  Changes in working capital:
    Receivables and accrued utility revenues...................   (128,150)    (91,596)
    Fuel, materials, and supplies..............................          8       1,198
    Accounts payable...........................................      6,490    (105,707)
    Accrued taxes..............................................      3,259     (11,989)
    Sale of receivables and accrued utility revenues...........     90,000     115,000
    Investment in securitizable assets.........................     91,593     151,329
    Other working capital (excludes cash)......................     (3,964)     53,619
                                                                ----------- -----------
Net cash provided by operating activities......................    213,446     275,534
                                                                ----------- -----------

Cash flows from financing activities:
  Net increase/(decrease) in short-term debt...................    170,000     (86,300)
  Reacquisitions and retirements of long-term debt.............   (214,010)    (45,006)
  Reacquisitions and retirements of preferred stock............          -     (22,178)
  Cash dividends on preferred stock............................     (6,450)     (7,320)
                                                                ----------- -----------
Net cash used in financing activities..........................    (50,460)   (160,804)
                                                                ----------- -----------

Cash flows from investing activities:
  Investment in plant:
    Electric utility plant.....................................    (77,156)    (57,351)
    Nuclear fuel...............................................    (23,947)       (156)
                                                                ----------- -----------
  Net cash used for investments in plant.......................   (101,103)    (57,507)
  Investment in NU System Money Pool...........................    (77,700)    (49,250)
  Investments in nuclear decommissioning trusts................    (24,132)    (28,764)
  Other investment activities, net.............................     39,913         628
  Capital contributions........................................          -      20,000
                                                                ----------- -----------
Net cash used in investing activities..........................   (163,022)   (114,893)
                                                                ----------- -----------
Net (decrease) in cash.........................................        (36)       (163)
Cash - beginning of period.....................................        434         459
                                                                ----------- -----------
Cash - end of period........................................... $      398  $      296
                                                                =========== ===========


See accompanying notes to consolidated financial statements.






                        THE CONNECTICUT LIGHT AND POWER COMPANY

                        Management's Discussion and Analysis of
                     Financial Condition and Results of Operations

CL&P (the company) is a wholly owned subsidiary of NU. This discussion should be read in conjunction with NU's MD&A and the company's consolidated financial statements and footnotes in this Form 10-Q, the First Quarter 1999 Form 10-Q, the 1998 Form 10-K and Current Report on Form 8-K dated July 6, 1999.

RESULTS OF OPERATIONS

                                            Income Statement Variances
                                                Increase/(Decrease)
                                                Millions of Dollars

                                          Second              Six
                                          Quarter  Percent   Months  Percent

Operating revenues                         $  4        1%     $  2      - %

Fuel, purchased and net interchange power   (45)     (21)      (72)    (16)
Other operation                               2        1       (20)     (6)
Maintenance                                   2        3        (7)     (5)
Depreciation                                 (5)      (9)       (7)     (6)
Amortization of regulatory assets, net       13       54        36      97
Federal and state income taxes               22       (a)       43      (a)
Other income, net                             3       47         9      72

Net income/(loss)                            20       74        37      64

(a) Percent greater than 100

Comparison of the Second Quarter of 1999 to the Second Quarter of 1998

CL&P had a net loss for the second quarter of 1999 of approximately $7 million, compared to a net loss of approximately $26 million for the second quarter of 1998. Improved second quarter results were primarily due to lower fuel and purchased power costs as a result of the return to service of Millstone 2 and 3 and higher retail sales, partially offset by the impacts of the February 1999 retail rate decision.

Regulatory decisions decreased revenues by $21 million, primarily due to the retail rate decrease effective February 1999 and the impact of Millstone 2 being removed from CL&P'S rates. Retail kilowatt-hour sales increased by 2.2 percent in 1999 and contributed $8 million to revenues. Wholesale capacity and energy sales were $14 million higher in 1999.

Fuel, purchased and net interchange power expense decreased in 1999, primarily due to lower replacement power fuel costs as a result of the return to service of Millstone 2 and 3.

Other operation and maintenance expense increased in 1999, primarily due to the recognition of the environmental insurance proceeds which reduced O&M expense in 1998 ($9 million), higher medical benefit costs ($7 million), higher transmission expense ($6 million) and higher fossil maintenance costs ($4 million). These increases were partially offset by lower spending at the Millstone units ($23 million).

Depreciation decreased in 1999, primarily due to lower Millstone 1 depreciation expense. As a result of the February 1999 rate case decision, CL&P's investment in Millstone 1 is being amortized.

Amortization of regulatory assets, net increased in 1999, primarily due to the accelerated amortization ordered in the February 1999 rate decision ($136 million annually) and the amortization of CL&P's remaining investment in Millstone 1.

Federal and state income taxes increased in the second quarter of 1999, primarily due to higher book taxable income.

Other income, net increased in 1999, primarily due to lower costs in 1999 associated with CL&P's accounts receivable facility.

Comparison of the First Six Months of 1999 to the First Six Months of 1998

CL&P had a net loss for the first six months of 1999 of approximately $21 million, compared to a net loss of approximately $57 million for the same period in 1998. Improved 1999 results were primarily due to lower fuel and purchased power costs and O&M costs as a result of the return to service of Millstone 2 and 3 and higher retail sales, partially offset by the impacts of the February 1999 retail rate decision.

Regulatory decisions decreased revenues by $52 million, primarily due to the retail rate decrease effective February 1999 and the impact of Millstone 2 being removed from CL&P'S rates. Retail kilowatt-hour sales increased by 3.6 percent in 1999 and contributed $30 million to revenues. Wholesale capacity sales were $15 million higher in 1999.

Fuel, purchased and net interchange power expense decreased in 1999, primarily due to lower replacement power fuel as a result of the return to service of Millstone 2 and 3.

Other operation and maintenance expense decreased in 1999, primarily due to lower spending at the Millstone units ($51 million). This decrease was partially offset by higher transmission expense ($10 million), the recognition of the environmental insurance proceeds which reduced O&M expense in 1998 ($9 million) and higher fossil maintenance costs ($5 million).

Depreciation decreased in 1999, primarily due to lower Millstone 1 depreciation expense. As a result of the February 1999 rate case decision, CL&P's investment in Millstone 1 is being amortized.

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

Liquidity and Capital Resources

Net cash provided from operations totaled approximately $213 million, down from approximately $276 million in 1998, primarily due to the use of the company's accounts receivable facility. CL&P increased its utilization of the accounts receivable facility by $90 million in 1999 compared to $115 million in 1998. CL&P also had higher receivables from affiliated companies in 1999. In the first six months of 1999, CL&P issued $170 million of short-term debt to pay off $214 million of long-term debt maturities and sinking funds. In 1998, approximately $154 million of net cash flows was used to reduce debt and preferred stock. Approximately $163 million of net cash flows was used for investment activities as compared to $115 million in 1998. The increase resulted from an increase in construction expenditures and nuclear fuel purchases for the Millstone 3 refueling outage and an increase in investments in the NU system Money Pool.

See NU's MD&A in this Form 10-Q for further information regarding liquidity and capital resources.

For information relating to the following items, refer to NU's MD&A included in this Form 10-Q:

      Millstone Nuclear Units

      Restructuring

      Year 2000 Issue

      Risk-Management Instruments






                              PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE





                                   PART I.  FINANCIAL INFORMATION

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

BALANCE SHEETS

                                                                June 30,
                                                                  1999       December 31,
                                                              (Unaudited)        1998
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
ASSETS
------

Utility Plant, at cost:
  Electric................................................   $  1,921,658   $  1,927,341

     Less: Accumulated provision for depreciation.........        653,079        631,584
                                                             -------------  -------------
                                                                1,268,579      1,295,757
  Unamortized acquisition costs...........................        338,646        352,855
  Construction work in progress...........................         33,446         20,735
  Nuclear fuel, net.......................................          2,078          1,323
                                                             -------------  -------------
      Total net utility plant.............................      1,642,749      1,670,670
                                                             -------------  -------------
Other Property and Investments:
  Nuclear decommissioning trusts, at market...............          6,280          5,580
  Investments in regional nuclear generating
   companies and subsidiary company, at equity............         19,761         19,836
  Other, at cost..........................................          4,443          4,319
                                                             -------------  -------------
                                                                   30,484         29,735
                                                             -------------  -------------
Current Assets:
  Cash and cash equivalents...............................         82,840         60,885
  Receivables, net........................................         83,742         89,044
  Accounts receivable from affiliated companies...........         22,565         12,018
  Accrued utility revenues................................         47,212         42,145
  Fuel, materials, and supplies, at average cost..........         35,786         36,642
  Recoverable energy costs--current portion...............         78,949         65,257
  Prepayments and other...................................         38,456         22,744
                                                             -------------  -------------
                                                                  389,550        328,735
                                                             -------------  -------------


Deferred Charges:
  Regulatory assets:
   Recoverable energy costs...............................        138,440        156,250
   Income taxes, net......................................        147,164        139,739
   Deferred costs, nuclear plant..........................        195,340        244,599
   Unrecovered contractual obligations....................         61,142         66,400
   Other..................................................          3,154          3,234
  Deferred receivable from affiliated company.............         17,856         22,728
  Unamortized debt expense................................         11,835         13,995
  Other...................................................          5,248          5,510
                                                             -------------  -------------
                                                                  580,179        652,455
                                                             -------------  -------------

      Total Assets........................................   $  2,642,962   $  2,681,595
                                                             =============  =============


See accompanying notes to financial statements.





PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

BALANCE SHEETS


                                                                June 30,
                                                                  1999       December 31,
                                                              (Unaudited)        1998
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common stock--$1 par value--authorized
   100,000,000 shares and outstanding 1,000 shares........   $          1   $          1
  Capital surplus, paid in................................        424,492        424,250
  Retained earnings.......................................        284,463        252,912
  Accumulated other comprehensive income..................          1,075          1,004
                                                             -------------  -------------
           Total common stockholder's equity..............        710,031        678,167
  Preferred stock subject to mandatory redemption.........         25,000         50,000
  Long-term debt..........................................        540,985        516,485
                                                             -------------  -------------
           Total capitalization...........................      1,276,016      1,244,652
                                                             -------------  -------------

Obligations Under Seabrook Power Contracts
 and Other Capital Leases.................................        678,836        703,411
                                                             -------------  -------------
Current Liabilities:
  Long-term debt and preferred stock--current portion.....         25,000         25,000
  Obligations under Seabrook Power Contracts and other
   capital leases--current portion........................        111,068        138,812
  Accounts payable........................................         35,079         26,227
  Accounts payable to affiliated companies................         30,737         28,410
  Accrued taxes...........................................         57,685         82,743
  Accrued interest........................................          5,750          5,894
  Accrued pension benefits................................         45,671         46,004
  Other...................................................          7,208          8,540
                                                             -------------  -------------
                                                                  318,198        361,630
                                                             -------------  -------------



Deferred Credits and Other Long-term Liabilities:
  Accumulated deferred income taxes.......................        237,053        225,091
  Accumulated deferred investment tax credits.............          3,204          3,460
  Deferred contractual obligations........................         61,142         66,400
  Deferred revenue from affiliated company................         17,856         22,728
  Other...................................................         50,657         54,223
                                                             -------------  -------------
                                                                  369,912        371,902
                                                             -------------  -------------

Commitments and Contingencies (Note 6)


                                                             -------------  -------------
           Total Capitalization and Liabilities...........   $  2,642,962   $  2,681,595
                                                             =============  =============


See accompanying notes to financial statements.





PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

STATEMENTS OF INCOME
(Unaudited)

                                                      Three Months Ended     Six Months Ended
                                                           June 30,              June 30,
                                                    --------------------- ----------------------
                                                       1999       1998       1999        1998
                                                    ---------- ---------- ---------- -----------
                                                              (Thousands of Dollars)

Operating Revenues................................. $ 286,824  $ 250,784  $ 573,623  $  512,529
                                                    ---------- ---------- ---------- -----------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power.....    83,289     70,868    170,159     145,814
     Other.........................................   119,726     85,967    228,992     173,792
  Maintenance......................................    15,321      1,328     28,585      29,944
  Depreciation.....................................    12,195     11,221     23,957      22,728
  Amortization of regulatory assets, net...........     8,719      6,103     11,933      20,238
  Federal and state income taxes...................     6,778     21,677     22,145      37,069
  Taxes other than income taxes....................    11,377     11,214     22,984      21,769
                                                    ---------- ---------- ---------- -----------
        Total operating expenses...................   257,405    208,378    508,755     451,354
                                                    ---------- ---------- ---------- -----------
Operating Income...................................    29,419     42,406     64,868      61,175
                                                    ---------- ---------- ---------- -----------

Other Income:
  Equity in earnings of regional nuclear
    generating companies and subsidary company.....       297        795        607       1,466
  Other, net.......................................     3,736      3,082      6,303       6,479
  Income taxes.....................................    (2,203)    (3,170)    (4,202)     (6,396)
                                                    ---------- ---------- ---------- -----------
        Other income, net..........................     1,830        707      2,708       1,549
                                                    ---------- ---------- ---------- -----------
        Income before interest charges.............    31,249     43,113     67,576      62,724
                                                    ---------- ---------- ---------- -----------

Interest Charges:
  Interest on long-term debt.......................    10,589     11,259     21,577      23,953
  Other interest...................................       (35)       253         23         379
                                                    ---------- ---------- ---------- -----------
        Interest charges, net......................    10,554     11,512     21,600      24,332
                                                    ---------- ---------- ---------- -----------


Net Income......................................... $  20,695  $  31,601  $  45,976  $   38,392
                                                    ========== ========== ========== ===========



See accompanying notes to financial statements.





PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                 Six Months Ended
                                                                     June 30,
                                                             -----------------------
                                                                 1999        1998
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Cash flows from operating activities:
  Net Income................................................ $   45,976  $   38,392
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................     23,957      22,728
    Deferred income taxes and investment tax credits, net...     19,932      44,423
    Amortization/(deferral) of recoverable energy costs, net      4,118     (16,109)
    Amortization of acquisition costs, net..................     14,209      35,222
    Amortization of regulatory liability....................    (10,953)    (16,430)
    Amortization of other regulatory assets.................      8,677       1,446
    Deferred Seabrook capital costs, net....................      8,422     (39,933)
    Allocation of ESOP benefits.............................    (10,450)          -
    Other sources of cash...................................     13,708      39,023
    Other uses of cash......................................    (28,694)    (55,624)
  Changes in working capital:
    Receivables and accrued utility revenues................    (10,312)     41,357
    Fuel, materials, and supplies...........................        856       4,154
    Accounts payable........................................     11,179       4,637
    Accrued taxes...........................................    (25,058)     23,872
    Other working capital (excludes cash)...................    (17,521)    (41,307)
                                                             ----------- -----------
Net cash provided by operating activities...................     48,046      85,851
                                                             ----------- -----------


Cash flows from financing activities:
  Net increase in short term debt...........................          -      50,000
  Issuance of long-term debt................................     24,500           -
  Reacquisitions and retirements of long-term debt..........          -    (170,000)
  Reacquisitions and retirements of preferred stock.........    (25,000)    (25,000)
  Cash dividends on preferred stock.........................     (3,975)     (5,300)
                                                             ----------- -----------
Net cash used in financing activities.......................     (4,475)   (150,300)
                                                             ----------- -----------

Cash flows from investing activities:
  Investment in plant:
    Electric utility plant..................................    (20,162)    (17,389)
    Nuclear fuel............................................     (1,055)          3
                                                             ----------- -----------
  Net cash used for investments in plant....................    (21,217)    (17,386)
  Investment in nuclear decommissioning trust                      (350)       (293)
  Other investment activities, net..........................        (49)       (149)
                                                             ----------- -----------
Net cash used in investing activities.......................    (21,616)    (17,828)
                                                             ----------- -----------
Net increase\(decrease) in cash and cash equivalents........     21,955     (82,277)

Cash and cash equivalents - beginning of period.............     60,885      94,459
                                                             ----------- -----------
Cash and cash equivalents- end of period.................... $   82,840  $   12,182
                                                             =========== ===========




See accompanying notes to financial statements.







                        PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

                    Management's Discussion and Analysis of Financial
                          Condition and Results of Operations


PSNH (the company) is a wholly owned subsidiary of NU. This discussion should be read in conjunction with NU's MD&A and the company's consolidated financial statements and footnotes in this Form 10-Q, the First Quarter 1999 Form 10-Q, the 1998 Form 10-K and Current Report on Form 8-K dated June 14, 1999.

RESULTS OF OPERATIONS

                                            Income Statement Variances
                                                Increase/(Decrease)
                                                Millions of Dollars

                                          Second              Six
                                          Quarter  Percent   Months  Percent

Operating revenues                         $ 36      14%     $ 61       12%

Fuel, purchased and net interchange power    12      18        24       17
Other operation                              34      39        55       32
Maintenance                                  14      (a)       (1)      (5)
Amortization of regulatory assets, net        3      43        (8)     (41)
Federal and state income taxes              (16)    (64)      (17)     (39)

Net income/(loss)                           (11)    (35)        8       20

(a) Percent greater than 100

Comparison of the Second Quarter of 1999 to the Second Quarter of 1998

PSNH's net income was approximately $21 million in 1999 compared to $32 million in 1998. The decrease in net income for the second quarter was primarily due to higher operation and maintenance costs, partially offset by higher revenues.

Total operating revenues increased in the second quarter of 1999 as compared to the same period of 1998, primarily due to NU System intercompany energy and capacity sales ($19 million), higher retail sales and higher fuel revenues. Retail kilowatt-hour sales increased by 9.6 percent and contributed $9 million to revenues.

Fuel, purchased and net interchange power expense increased in 1999, primarily due to higher purchased power costs.

Other operation and maintenance expense increased in 1999, primarily due to higher costs under the Seabrook Power Contract ($24 million) for the recovery of the deferred Seabrook investment beginning in June 1998 and higher spending at Seabrook related to the refueling outage, and higher costs associated with the recognition of the environmental and storm insurance proceeds which reduced O&M expense in 1998 ($19 million).

Amortization of regulatory assets, net increased in 1999, primarily due to the completion in April of the six-year amortization of net operating loss carry-forwards related to the global settlement, the amortization of the Seabrook deferred return ($3 million), partially offset by the lower amortization of the acquisition premium ($6 million).

Federal and state income taxes decreased during the second quarter of 1999, due to the utilization of net operating loss carryforwards.

Comparison of the First Six Months of 1999 to the First Six Months of 1998

PSNH's net income was approximately $46 million in the first six months of 1999 compared to $38 million in 1998. The increase in net income is primarily due to higher revenues and retail sales, partially offset by higher operation and maintenance expenses.

Total operating revenues increased in 1999 compared to the same period of 1998, primarily due to NU System intercompany energy and capacity sales ($32 million), higher retail sales and higher fuel revenues. Retail kilowatt-hour sales increased by 7.1 percent and contributed $15 million to revenues.

Fuel, purchased and net interchange power expense increased in 1999, primarily due to higher purchased power costs.

Other operation and maintenance expense increased in 1999, primarily due to higher costs under the Seabrook Power Contract ($49 million) for the recovery of the deferred Seabrook investment beginning in June 1998 and higher spending at Seabrook related to the refueling outage, and higher costs associated with the recognition of the environmental and storm insurance proceeds which reduced O&M expense in 1998 ($10 million). These increases were partially offset by lower storm costs.

Amortization of regulatory assets, net decreased in 1999, primarily due to lower amortization of the acquisition premium ($21 million), partially offset by the amortization of the Seabrook deferred return ($7 million) and the completion of the amortization of net operating loss carryforwards related to the global settlement.

Federal and state income taxes decreased in 1999 due to the utilization of net operating loss carryforwards.

Liquidity

Cash provided from operations totaled approximately $48 million in 1999, down from $86 million is 1998. The decrease is primarily due to an increase in intercompany receivables due to higher intercompany sales of power. In the first six months of 1999, PSNH received an advance from the parent company of $24.5 million which was used for preferred stock sinking fund requirements.
In 1998, approximately $145 million of net cash flows was used to reduce long-term debt and preferred stock in 1998. Approximately $22 million of net cash flows was used for investment in plant and other investment activities compared to $18 million in 1998.

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

     Year 2000 Issue





              WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY





                                 PART I.    FINANCIAL INFORMATION

WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS


                                                               June 30,
                                                                 1999      December 31,
                                                             (Unaudited)       1998
                                                            -------------  ------------
                                                               (Thousands of Dollars)
ASSETS
------
Utility Plant, at original cost:
  Electric................................................  $  1,224,425   $ 1,221,257

     Less: Accumulated provision for depreciation.........       533,991       517,401
                                                            -------------  ------------
                                                                 690,434       703,856
  Construction work in progress...........................        22,258        14,858
  Nuclear fuel, net.......................................        23,436        19,931
                                                            -------------  ------------
      Total net utility plant.............................       736,128       738,645
                                                            -------------  ------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............       136,935       125,598
  Investments in regional nuclear generating
   companies, at equity...................................        15,836        15,440
  Other, at cost..........................................         7,533         7,322
                                                            -------------  ------------
                                                                 160,304       148,360
                                                            -------------  ------------
Current Assets:
  Cash....................................................           434           106
  Investments in securitizable assets.....................          -           21,865
  Receivables, net........................................        31,268           862
  Accounts receivable from affiliated companies...........         9,849         4,188
  Taxes receivable........................................        11,826        14,255
  Accrued utility revenues................................        16,378          -
  Fuel, materials, and supplies, at average cost..........         4,908         5,053
  Recoverable energy costs, net--current portion..........         1,924         1,924
  Prepayments and other...................................        30,817        23,996
                                                            -------------  ------------
                                                                 107,404        72,249
                                                            -------------  ------------
Deferred Charges:
  Regulatory assets:
   Income taxes, net......................................        53,757        57,079
   Millstone 1............................................       125,414       133,653
   Unrecovered contractual obligations....................        68,498        74,534
   Recoverable energy costs...............................        17,547        18,980
   Standard service offer deferral........................        22,064        13,271
   Other..................................................        43,138        24,918
  Unamortized debt expense................................         2,185         2,298
  Other...................................................         4,322         3,695
                                                            -------------  ------------
                                                                 336,925       328,428
                                                            -------------  ------------

      Total Assets........................................  $  1,340,761   $ 1,287,682
                                                            =============  ============

See accompanying notes to consolidated financial statements.




WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS


                                                               June 30,
                                                                 1999      December 31,
                                                             (Unaudited)       1998
                                                            -------------  ------------
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization:
  Common stock--$25 par value.
   Authorized and outstanding 1,072,471 shares............  $     26,812   $    26,812
  Capital surplus, paid in................................       171,561       151,431
  Retained earnings.......................................        46,763        46,003
  Accumulated other comprehensive income..................           160           150
                                                            -------------  ------------
           Total common stockholder's equity..............       245,296       224,396
  Preferred stock not subject to mandatory redemption.....        20,000        20,000
  Preferred stock subject to mandatory redemption.........        16,500        18,000
  Long-term debt..........................................       290,025       349,314
                                                            -------------  ------------
           Total capitalization...........................       571,821       611,710
                                                            -------------  ------------
Obligations Under Capital Leases..........................        10,944        12,129
                                                            -------------  ------------
Current Liabilities:
  Notes payable to banks..................................        78,000        20,000
  Notes payable to affiliated company.....................        51,100        30,900
  Long-term debt and preferred stock--current
   portion................................................        61,500        41,500
  Obligations under capital leases--current
   portion................................................        21,848        21,964
  Accounts payable........................................        18,103        17,952
  Accounts payable to affiliated companies................         5,975        12,866
  Accrued taxes...........................................           934         1,264
  Accrued interest........................................         7,790         8,030
  Other...................................................        12,624         6,831
                                                            -------------  ------------
                                                                 257,874       161,307
                                                            -------------  ------------
Deferred Credits and Other Long-term Liabilities:
  Accumulated deferred income taxes.......................       255,540       248,985
  Accumulated deferred investment tax credits.............        21,160        21,895
  Decommissioning obligation--Millstone 1.................       131,500       131,500
  Deferred contractual obligations........................        68,498        74,534
  Other...................................................        23,424        25,622
                                                            -------------  ------------
                                                                 500,122       502,536
                                                            -------------  ------------



Commitments and Contingencies (Note 6)



           Total Capitalization and Liabilities...........  $  1,340,761   $ 1,287,682
                                                            =============  ============

See accompanying notes to consolidated financial statements.





WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)


                                                 Three Months Ended     Six Months Ended
                                                       June 30,             June 30,
                                                -------------------  ---------------------
                                                   1999      1998       1999       1998
                                                --------- ---------  --------- -----------
                                                           (Thousands of Dollars)

Operating Revenues............................. $108,829  $ 90,649   $206,515  $  197,838
                                                --------- ---------  --------- -----------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power.   31,789    25,565     51,800      57,006
     Other.....................................   34,123    30,602     63,595      63,976
  Maintenance..................................   13,607    11,901     27,092      27,454
  Depreciation.................................    9,403    10,155     19,063      20,494
  Amortization of regulatory assets............    2,923     1,343      5,417       3,039
  Federal and state income taxes...............    3,173      (230)     7,607       1,041
  Taxes other than income taxes................    4,999     4,699     10,924      10,376
                                                --------- ---------  --------- -----------
        Total operating expenses...............  100,017    84,035    185,498     183,386
                                                --------- ---------  --------- -----------
Operating Income...............................    8,812     6,614     21,017      14,452
                                                --------- ---------  --------- -----------

Other Income:
  Equity in earnings of regional nuclear
    generating companies.......................      261       420        418       1,016
  Other, net...................................     (408)     (620)      (707)         91
  Income taxes.................................      443       420        835         214
                                                --------- ---------  --------- -----------
        Other income, net......................      296       220        546       1,321
                                                --------- ---------  --------- -----------
        Income before interest charges.........    9,108     6,834     21,563      15,773
                                                --------- ---------  --------- -----------


Interest Charges:
  Interest on long-term debt...................    5,945     6,748     12,393      13,685
  Other interest...............................   (1,020)      824        135       1,459
                                                --------- ---------  --------- -----------
        Interest charges, net..................    4,925     7,572     12,528      15,144
                                                --------- ---------  --------- -----------


Net Income/(Loss).............................. $  4,183  $   (738)  $  9,035  $      629
                                                ========= =========  ========= ===========



See accompanying notes to consolidated financial statements.




WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                 Six Months Ended
                                                                     June 30,
                                                             -----------------------
                                                                 1999        1998
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Cash flows from operating activities:
  Net Income................................................ $    9,035  $      629
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................     19,063      20,494
    Deferred income taxes and investment tax credits, net...      7,886      (2,982)
    Recoverable energy costs, net of amortization...........      1,433      (1,484)
    Amortization of regulatory assets - income taxes........      1,248       2,726
    Amortization of Millstone 1 investment..................      3,805           -
    Amortization of other regulatory assets.................        364         313
    Allocation of ESOP benefits.............................     (6,819)          -
    Buyout of IPP...........................................    (19,700)          -
    Other sources of cash...................................      7,239      10,162
    Other uses of cash......................................    (13,741)     (1,255)
  Changes in working capital:
    Receivables and accrued utility revenues................    (32,445)        819
    Fuel, materials, and supplies...........................        145         855
    Accounts payable........................................     (6,740)    (27,576)
    Accrued taxes...........................................       (330)       (371)
    Investments in securitizable assets.....................     21,865       3,644
    Sale of receivables and accrued utility revenues........    (20,000)          -
    Other working capital (excludes cash)...................      1,161      10,660
                                                             ----------- -----------
Net cash (used for)/provided by operating activities........    (26,531)     16,634
                                                             ----------- -----------

Cash flows from financing activities:
  Net increase in short-term debt...........................     78,200      14,750
  Reacquisitions and retirements of long-term debt..........    (40,000)     (9,800)
  Reacquisitions and retirements of preferred stock.........     (1,500)     (1,500)
  Cash dividends on preferred stock.........................     (1,456)     (1,513)
                                                             ----------- -----------
Net cash from financing activities..........................     35,244       1,937
                                                             ----------- -----------
Cash flows from investing activities:
  Investment in plant:
    Electric utility plant..................................    (15,873)     (9,058)
    Nuclear fuel............................................     (5,338)          -
                                                             ----------- -----------
  Net cash used for investments in plant....................    (21,211)     (9,058)
  Investments in nuclear decommissioning trusts.............     (6,567)     (7,754)
  Other investment activities, net..........................       (607)     (1,594)
  Capital contribution......................................     20,000           -
                                                             ----------- -----------
Net cash used in investing activities.......................     (8,385)    (18,406)
                                                             ----------- -----------
Net increase in cash........................................        328         165
Cash - beginning of period..................................        106         105
                                                             ----------- -----------
Cash - end of period........................................ $      434  $      270
                                                             =========== ===========



See accompanying notes to consolidated financial statements.





                     WESTERN MASSACHUSETTS ELECTRIC COMPANY

                Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

WMECO (the company) is a wholly owned subsidiary of NU. This discussion should be read in conjunction with NU's MD&A and the company's consolidated financial statements and footnotes in this Form 10-Q, the First Quarter 1999 Form 10-Q, the 1998 Form 10-K and the Current Report on Form 8-K dated July 6, 1999.

RESULTS OF OPERATIONS

                                          Income Statement Variances
                                                Increase/(Decrease)
                                                Millions of Dollars

                                          Second              Six
                                          Quarter  Percent   Months  Percent

Operating revenues                         $ 18      20%     $ 9         4%

Fuel, purchased and net interchange power     6      24       (5)       (9)
Other operation                               3      12        -         -
Maintenance                                   2      14        -         -
Amortization of regulatory assets, net        2      (a)       2        78
Federal and state income taxes                3      (a)       6        (a)
Interest charges                             (3)    (35)      (3)      (17)

Net income/(loss)                             5      (a)       8        (a)

(a) Percent greater than 100

Comparison of the Second Quarter of 1999 to the Second Quarter of 1998

WMECO had net income for the second quarter of 1999 of approximately $4.2 million compared to net loss of approximately $0.7 million for the second quarter of 1998. Improved second quarter results were primarily due to higher retail sales.

Total operating revenues increased in 1999 primarily due to higher retail sales, higher capacity and transmission revenues ($4 million). Retail kilowatt-hour sales increased 16.3 percent and increased revenues by $10 million.

Fuel, purchased and net interchange power expense increased in 1999 primarily due to higher purchased power expenses partially offset by lower replacement power costs as a result of the return to service of Millstone 2 and 3.

Amortization of regulatory assets, net increased in 1999, primarily due to the amortization of WMECO's remaining investment in Millstone 1.

Other operation and maintenance expense increased in 1999, primarily due to the recognition of the environmental insurance proceeds which reduced O&M expense in 1998 ($2 million), higher administrative and general costs ($2 million) and higher transmission expense ($2 million). These increases were partially offset by lower costs at the Millstone units ($2 million).

Federal and state income taxes increased in 1999, primarily due to higher book taxable income.

Interest charges decreased in 1999, primarily due to interest capitalized as a result of a settlement in 1999 and lower interest on long-term debt.

Comparison of the First Six Months of 1999 to the First Six Months of 1998

WMECO had a net income for the first six months of 1999 of approximately $9 million, compared to a net income of approximately $0.6 million for the same period in 1998. Improved 1999 results were primarily due to higher retail sales and lower fuel and purchased power costs as a result of the return to service of Millstone 2 and 3.

Total operating revenues increased in 1999 primarily due to higher retail sales and higher transmission revenues ($4 million), partially offset lower revenues as a result of the 10 percent retail rate decrease in March of 1998. Retail kilowatt-hour sales increased 5.0 percent and increased revenues by $6 million.

Fuel, purchased and net interchange power expense decreased in 1999 primarily due to lower replacement power costs as a result of the return to service of Millstone 2 and 3, partially offset by higher purchased power costs.

Amortization of regulatory assets, net increased in 1999, primarily due to the amortization of WMECO's remaining investment in Millstone 1.

Federal and state income taxes increased in 1999, primarily due to higher book taxable income.

Interest charges decreased in 1999, primarily due to interest capitalized from a settlement agreement in 1999 and lower interest on long-term debt.

Liquidity and Capital Resources

Net cash flows used for operations totaled approximately $27 million in 1999, compared to net cash flows from operations of approximately $17 million in 1998. The decrease is primarily due to the repayment of amounts outstanding under WMECO's accounts receivable facility. Net cash flow from financing activities totaled approximately $35 million in 1999, compared with $2 million in 1998. In the first six months of 1999, short-term debt increased by $78 million while long-term debt and preferred stock levels were reduced by $42 million. In the first six months of 1998, short-term debt increased by $15 million while long-term debt and preferred stock levels were reduced by $12 million. Approximately $8 million of net cash flow was used in 1999 for investment activities, including construction and nuclear fuel expenditures and investment in nuclear decommissioning trusts compared with $18 million in 1998. In 1999, WMECO also received a $20 million capital contribution from the parent company.

See NU's MD&A in this form 10-Q for further detail regarding Liquidity and Capital Resources.

For information relating to the following items, refer to NU's MD&A included in this Form 10-Q:

Millstone Nuclear Units

     Restructuring

     Year 2000 Issue




                                 NORTH ATLANTIC ENERGY CORPORATION




                                   PART I.  FINANCIAL INFORMATION

NORTH ATLANTIC ENERGY CORPORATION

BALANCE SHEETS


                                                                June 30,
                                                                  1999       December 31,
                                                              (Unaudited)        1998
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
ASSETS
------

Utility Plant, at original cost:
  Electric................................................   $    735,103   $    753,379

     Less: Accumulated provision for depreciation.........        174,103        165,114
                                                             -------------  -------------
                                                                  561,000        588,265
  Construction work in progress...........................         10,172          7,090
  Nuclear fuel, net.......................................         26,062         23,644
                                                             -------------  -------------
      Total net utility plant.............................        597,234        618,999
                                                             -------------  -------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............         40,533         35,210
                                                             -------------  -------------
                                                                   40,533         35,210
                                                             -------------  -------------

Current Assets:
  Cash....................................................           -                71
  Special deposits........................................          3,230         11,198
  Notes receivable from affiliated companies..............          8,900         30,350
  Receivables from affiliated companies...................         26,231         23,804
  Taxes receivable........................................           -             7,887
  Materials and supplies, at average cost.................         12,268         12,812
  Prepayments and other...................................          1,725          2,198
                                                             -------------  -------------
                                                                   52,354         88,320
                                                             -------------  -------------

Deferred Charges:
  Regulatory assets:
   Deferred costs--Seabrook...............................        118,651        147,169
   Income taxes, net......................................         36,509         39,472
   Recoverable energy costs...............................          1,771          1,878
   Unamortized loss on reacquired debt....................          7,575         11,363
  Unamortized debt expense................................          2,261          2,742
                                                             -------------  -------------
                                                                  166,767        202,624
                                                             -------------  -------------
      Total Assets........................................   $    856,888   $    945,153
                                                             =============  =============


See accompanying notes to financial statements.




NORTH ATLANTIC ENERGY CORPORATION

BALANCE SHEETS


                                                                June 30,
                                                                  1999       December 31,
                                                              (Unaudited)        1998
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common stock--$1 par value. Authorized
   and outstanding 1,000 shares..........................    $          1   $          1
  Capital surplus, paid in................................        160,999        160,999
  Retained earnings.......................................         25,900         43,196
                                                             -------------  -------------
           Total common stockholder's equity..............        186,900        204,196
  Long-term debt..........................................        335,000        405,000
                                                             -------------  -------------
           Total capitalization...........................        521,900        609,196
                                                             -------------  -------------


Current Liabilities:
  Long-term debt--current portion.........................         70,000         70,000
  Accounts payable........................................          9,280          5,924
  Accounts payable to affiliated companies................          1,032            867
  Accrued interest........................................          2,481          2,987
  Accrued taxes...........................................          3,686            710
  Other...................................................            438            285
                                                             -------------  -------------
                                                                   86,917         80,773
                                                             -------------  -------------




Deferred Credits and Other Long-term Liabilities:
  Accumulated deferred income taxes.......................        207,452        209,634
  Deferred obligation to affiliated company...............         17,856         22,728
  Other...................................................         22,763         22,822
                                                             -------------  -------------
                                                                  248,071        255,184
                                                             -------------  -------------


Commitments and Contingencies (Note 6)




                                                             -------------  -------------
           Total Capitalization and Liabilities...........   $    856,888   $    945,153
                                                             =============  =============

See accompanying notes to financial statements.




NORTH ATLANTIC ENERGY CORPORATION
STATEMENTS OF INCOME
(Unaudited)


                                                      Three Months Ended     Six Months Ended
                                                           June 30,              June 30,
                                                    --------------------- ---------------------
                                                       1999       1998       1999       1998
                                                    ---------- ---------- ---------- ----------
                                                              (Thousands of Dollars)

Operating Revenues................................. $  77,203  $  69,627  $ 147,492  $ 137,796
                                                    ---------- ---------- ---------- ----------
Operating Expenses:
  Operation --
     Fuel..........................................     3,373      3,140      7,099      6,362
     Other.........................................    11,921      9,312     21,232     17,769
  Maintenance......................................     9,048      3,826     14,120      6,822
  Depreciation.....................................     7,372      6,193     13,853     12,605
  Amortization of regulatory assets, net...........    21,372     21,366     42,744     42,732
  Federal and state income taxes...................     8,705      9,124     17,412     18,094
  Taxes other than income taxes....................     3,109      3,301      6,254      6,399
                                                    ---------- ---------- ---------- ----------
        Total operating expenses...................    64,900     56,262    122,714    110,783
                                                    ---------- ---------- ---------- ----------
Operating Income...................................    12,303     13,365     24,778     27,013
                                                    ---------- ---------- ---------- ----------

Other Income:
  Deferred Seabrook return--other funds............     1,173      1,749      2,481      3,624
  Other, net.......................................    (1,942)    (2,002)    (3,488)    (4,386)
  Income taxes.....................................     4,189      4,499      8,019      7,674
                                                    ---------- ---------- ---------- ----------
        Other income, net..........................     3,420      4,246      7,012      6,912
                                                    ---------- ---------- ---------- ----------
        Income before interest charges.............    15,723     17,611     31,790     33,925
                                                    ---------- ---------- ---------- ----------
Interest Charges:
  Interest on long-term debt.......................    11,794     12,624     24,115     25,439
  Other interest...................................       (65)      (153)      (274)      (173)
  Deferred Seabrook return--borrowed funds.........    (2,249)    (3,163)    (4,755)    (6,553)
                                                    ---------- ---------- ---------- ----------
        Interest charges, net......................     9,480      9,308     19,086     18,713
                                                    ---------- ---------- ---------- ----------

Net Income......................................... $   6,243  $   8,303  $  12,704  $  15,212
                                                    ========== ========== ========== ==========


See accompanying notes to financial statements.




NORTH ATLANTIC ENERGY CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                   Six Months Ended
                                                                       June 30,
                                                               -----------------------
                                                                   1999        1998
                                                               ----------- -----------
                                                                (Thousands of Dollars)
Cash flows from operating activities:
  Net Income.................................................. $   12,704  $   15,212
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation..............................................     13,853      12,605
    Deferred income taxes and investment tax credits, net.....        782       2,462
    Amortization of nuclear fuel..............................      5,887       4,999
    Deferred return - Seabrook................................     (7,236)    (10,177)
    Amortization of nuclear plants return.....................     43,200      43,188
    Amortization of other regulatory assets...................       (456)       (456)
    Amortization of deferred obligation to affiliated company.     (4,872)     (4,872)
    Other sources of cash.....................................      9,129      17,926
    Other uses of cash........................................       (166)     (7,522)
  Changes in working capital:
    Receivables...............................................     (2,427)      2,228
    Materials and supplies....................................        544         (21)
    Accounts payable..........................................      3,521      (6,837)
    Accrued taxes.............................................      2,976         450
    Other working capital (excludes cash).....................     15,975      (8,798)
                                                               ----------- -----------
Net cash provided by operating activities.....................     93,414      60,387
                                                               ----------- -----------

Cash flows from financing activities:
  Net (decrease) in short-term debt...........................          -      (6,900)
  Reacquisitions and retirements of long-term debt............    (70,000)    (20,000)
  Cash dividends on common stock..............................    (30,000)    (25,000)
                                                               ----------- -----------
Net cash used in financing activities.........................   (100,000)    (51,900)
                                                               ----------- -----------

Cash flows from investing activities:
  Investment in plant:
    Electric utility plant....................................     (3,088)     (2,636)
    Nuclear fuel..............................................     (8,199)     (1,551)
                                                               ----------- -----------
  Net cash used for investments in plant......................    (11,287)     (4,187)
  Investment in NU System Money Pool..........................     21,450           -
  Investments in nuclear decommissioning trusts...............     (3,648)     (3,780)
                                                               ----------- -----------
Net cash from/(used in) investing activities..................      6,515      (7,967)
                                                               ----------- -----------
Net (decrease)/increase in cash...............................        (71)        520

Cash - beginning of period....................................         71          13
                                                               ----------- -----------
Cash - end of period.......................................... $     -     $      533
                                                               =========== ===========


See accompanying notes to financial statements.






                      NORTH ATLANTIC ENERGY CORPORATION

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


NAEC (the company) is a wholly owned subsidiary of NU. This discussion should be read in conjunction with NU's MD&A and the company's consolidated financial statements and footnotes in this Form 10-Q, the First Quarter 1999 Form 10-Q, the 1998 Form 10-K and Current Report on Form 8-K dated June 14, 1999.


RESULTS OF OPERATIONS

                                         Income Statement Variances
                                                Increase/(Decrease)
                                                Millions of Dollars

                                          Second              Six
                                          Quarter  Percent   Months  Percent

Operating revenues                         $ 8        11%     $10        7%

Other operation                              3        28        3       19
Maintenance                                  5        (a)       7       (a)
Other income, net                            -         -        1       20
Federal and state income taxes               -         -       (1)     (10)

Net income/(loss)                           (2)      (25)      (3)     (16)

(a) Percent greater than 100

Comparison of the Second Quarter of 1999 to the Second Quarter of 1998

NAEC's net income was approximately $6 million in 1999 compared to $8 million in 1998. The decrease in net income for the second quarter was primarily due to higher operation and maintenance costs, partially offset by higher revenues.

Operating revenues increased primarily due to higher O&M passed through to PSNH.

Other operation and maintenance increased primarily due to higher costs in 1999 relating to the Seabrook refueling outage.

Comparison of the First Six Months of 1999 to the First Six Months of 1998

NAEC's net income was approximately $13 million in 1999 compared to $15 million in 1998. The decrease in net income for the second quarter was primarily due to higher operation and maintenance costs, partially offset by higher revenues.

Operating revenues increased primarily due to higher O&M passed through to PSNH.

Other operation and maintenance increased primarily due to higher costs in 1999 relating to the Seabrook refueling outage.

Other income, net increased primarily due to higher interest income on the investments in the NU System Money Pool.

Federal and state income taxes decreased during the second quarter of 1999 due to lower book taxable income.

Liquidity

Cash provided from operations totaled approximately $93 million in 1999, up from $60 million is 1998. The increase is primarily due to higher working capital. Approximately $100 million of net cash flows was used in 1999 to pay long-term debt and cash dividends on common stock compared to approximately
$52 million of net cash flows in 1998 used to reduce debt and pay common dividends. Cash from investments increased by $14 million due to the NU System Money Pool, partially offset by higher nuclear fuel purchases for the Seabrook outage.

See NU's MD&A in this Form 10-Q for further information on liquidity and capital resources.

Seabrook Performance

Seabrook returned to service on May 13, 1999 after a 48-day refueling and maintenance outage. Seabrook achieved a capacity factor of 75 percent for the first seven months of 1999.

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


                    NOTES TO FINANCIAL STATEMENTS (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   Presentation (All Companies)

          The accompanying unaudited financial statements should be read in conjunction with the MD&A in this Form 10-Q, current reports on Form 8-K dated June 14, 1999 (NU, PSNH, NAEC), and July 6, 1999 (NU, CL&P, WMECO), and the Annual Reports of NU, PSNH, CL&P, WMECO and NAEC, which were filed as part of the NU 1998 Form 10-K and the combined Form 10-Q for the quarter ended March 31, 1999 for NU, CL&P, PSNH, WMECO and NAEC. The accompanying financial statements contain, in the opinion of management, all adjustments necessary to present fairly NU's, and each NU system company's financial position as of June 30, 1999, the results of operations for the three-month and six-month periods ended June 30, 1999 and 1998, and the statements of cash flows for the six-month periods ended June 30, 1999 and 1998. All adjustments are of a normal, recurring nature except those described in Note 6. The results of operations for the three-month and six-month periods ended June 30, 1999 and 1998 are not indicative of the results expected for a full year.

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

     B.   Regulatory Accounting and Assets (All Companies)

          Regulatory Accounting: The accounting policies of CL&P, PSNH, WMECO and NAEC conform to generally accepted accounting principles applicable to rate-regulated enterprises and reflect the effects of the ratemaking process in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation."

          Restructuring plans are being implemented within each of the NU system operating companies' respective jurisdictions, however, management continues to believe the application of SFAS No. 71 remains appropriate at this time. Once the NU system operating companies' respective restructuring plans have been formally approved by the appropriate regulatory agency and management can determine the impacts of restructuring, the NU system operating companies' generation businesses no longer will be rate-regulated on a cost-of-service basis. The majority of the NU system operating companies' regulatory assets are related to their respective generation businesses. Management expects that the transmission and distribution business within each of the NU system operating companies' respective jurisdictions will continue to be rate-regulated on a cost-of-service basis and restructuring plans will allow for the recovery of regulatory assets through this portion of the business. Management has not discontinued SFAS No. 71 for generation for any of the operating companies, as final orders necessary to determine the impacts have not been issued.

     C.   New Accounting Pronouncements

          On June 23, 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133" which delays the adoption date of SFAS No. 133 to January 1, 2001 for NU. NU system companies utilize risk-management instruments such as derivatives to hedge fuel-price risk and interest-rate risk. There may be an impact on earnings upon adoption of SFAS No. 133 which management cannot estimate at this time.

2.   NUCLEAR DECOMMISSIONING AND PLANT CLOSURE COSTS (CL&P, WMECO)

     In June 1999, NNECO filed with the Nuclear Regulatory Commission a Post-Shutdown Decommissioning Activities Report (PSDAR) for Millstone 1. The report outlines proposed decommissioning activities and contains preliminary schedule and cost information for Millstone 1 decommissioning.

     The preliminary cost estimate for the total decommissioning of Millstone 1 is approximately $692 million. This includes basic decommissioning costs of $532 million, with an additional $159 million allocated for spent fuel management. NNECO has accumulated in its decommissioning fund approximately 40 percent of the estimated costs necessary to complete the work. Additional funds will be collected through a stranded cost charge in Connecticut. The planning and preparation activities phase for Millstone 1 decommissioning is currently under way and is projected to be completed in twelve to eighteen months.

3.   INTEREST-RATE AND FUEL-PRICE RISK-MANAGEMENT (NU, CL&P, NAEC)

     Fuel-Price Risk-Management: As of June 30, 1999, CL&P had outstanding derivative instruments used for fuel-price risk-management with a total notional value of approximately $373 million and negative mark-to-market positions of approximately $9 million.

     The terms of CL&P's fuel-price risk-management agreements require CL&P to post cash collateral with its counterparties in the event of negative mark-to-market positions and lowered credit ratings. The collateral is returned to CL&P when the mark-to-market position becomes positive, when CL&P meets specified credit ratings or when an agreement ends and all open positions are properly settled. At June 30, 1999, cash collateral in the amount of approximately $20 million was posted under these agreements.

     Interest-Rate Risk-Management: As of June 30, 1999, NAEC had outstanding derivative instruments used for interest-rate risk-management with a total notional value of approximately $200 million and a negative mark-to-market position of approximately $.6 million.

4.   EMPLOYEE BENEFITS (All Companies)

     A.   ESOP

          In June 1999, the operating companies paid NU Parent approximately $47 million for NU shares issued from 1992 through 1998 on behalf of their employees in accordance with the company's 401k plan. Each operating company appropriately charged retained earnings for this payment, as compensation expense had already been recorded in the respective years at the fair market value of the shares allocated. The effect of these payments was eliminated in the NU consolidated financial statements.

     B.   Stock Based Compensation

          Employee Stock Purchase Plan (ESPP): For the quarter ended June 30, 1999, employees purchased 113,433 shares of NU common stock at a discounted price of $13.76 per share under the Company's ESPP. As of June 30, 1999, 1,757,096 shares remained reserved for future issuance under the ESPP.

5.   SALE OF ACCOUNTS RECEIVABLE AND ACCRUED UTILITY REVENUES (CL&P, WMECO)

     At June 30, 1999, approximately $195 million in accounts receivable had been sold with limited recourse, to a third party purchaser by CL&P through CL&P Receivables Corporation (CRC), a wholly owned subsidiary of CL&P. In addition, approximately $26.5 million of assets had been designated as collateral under the agreements by CRC.

     On June 30, 1999, WMECO terminated its $40 million accounts receivable program with its respective sponsor.

6.   COMMITMENTS AND CONTINGENCIES (All Companies)

     A.   Restructuring

          CL&P: On July 7, 1999, the DPUC ruled on CL&P's stranded cost filing. CL&P can recover up to $3.5 billion in stranded costs. The stranded cost estimate of $3.5 billion will be reduced by the net gain from the sale of fossil/hydro units discussed below. The stranded costs ultimately recovered are subject to true-up based upon several factors including the results of the nuclear auction, the buyout agreements negotiated with IPPs, and the results of IPP auctions.

          On July 6, 1999, CL&P and WMECO signed agreements to sell 3,564 MW of generation assets for approximately $1.3 billion (CL&P 3,292 MW for $1,141 million and WMECO 272 MW for $184 million). The buyers were selected by J. P. Morgan Securities, a New York investment banking firm that conducted the auction as exclusive agent for the DPUC, in accordance with Connecticut's restructuring legislation.

          The winning bidders were NRG, a subsidiary of Northern States Power Company, and NGC, one of NU's unregulated affiliates. NRG was the successful bidder for 2,235 MW of CL&P's fossil-fueled generation assets in Connecticut at a price of $460 million. NGC was the successful bidder for 1,329 MW of hydro generation in Connecticut and Massachusetts. NGC's bid of $865.5 million was for the Northfield Mountain pumped storage station (1,120 MW), 10 hydroelectric facilities in Connecticut, and Cabot and Turners Falls No. 1 hydro-electric stations located in Massachusetts. The sale proceeds are expected to exceed book value by approximately $984 million for CL&P and $141 million for WMECO at the time of closing. This net gain will be used to reduce the stranded costs of CL&P and WMECO, therefore, there will not be an impact on results of operations.

          PSNH: On August 2, 1999, NU, PSNH and the state of New Hampshire signed an "Agreement to Settle PSNH Restructuring" (the Agreement) intended to settle a number of pending regulatory and court proceedings related to PSNH. Parties to the agreement include the Governor of New Hampshire, the Governor's Office of Energy and Community Service, the New Hampshire Attorney General, the Staff of the NHPUC, PSNH and NU. The Agreement supersedes an earlier Memorandum of Understanding executed by the parties dated June 14, 1999.

          The Agreement was submitted to the NHPUC on August 2, 1999, and was accompanied by a new Retail Delivery Service Tariff and supporting testimony. The NHPUC administrative proceedings to review the Agreement are expected to run through early 2000.

          If approved by the NHPUC, the Agreement would resolve eleven NHPUC dockets and PSNH's federal lawsuit which had enjoined the state from implementing its restructuring legislation. The effective date will occur after all regulatory and other approvals have been secured and beginning on the first day of the month following the issuance of rate reduction bonds (securitization), as described below. Under the terms of the Agreement, on the effective date, PSNH's rates will be reduced by an average 18.3 percent from current levels.

          Under the Agreement, PSNH expects to recover approximately $1.5 billion of stranded costs currently on its books. The Agreement calls for PSNH to write off about $367 million (pretax) of its stranded costs (about $225 million after tax). Approximately $399 million of non-securitized stranded costs must be collected by a recovery end date initially established as September 30, 2007; however, this date is subject to adjustment for various contingencies set forth in the Agreement. The amount is subject to true-up on the effective date based upon resolution of certain contingencies as compared to financial estimates used as the basis for negotiating the Agreement. About $1.3 billion of nominal over market future purchases from IPPs will continue to be recovered in rates.

          PSNH is required to sell its power plants and certain power contracts, including PSNH's current purchased power contract with NAEC for the output from Seabrook Station. The net proceeds from all sales will be used to recover a portion of PSNH's stranded costs. The sales will be accomplished through an auction process subject to approval by the NHPUC.

          The issuance of $725 million of rate reduction bonds is a condition of the Agreement. However, issuance of rate reduction bonds requires the initial approval of the NHPUC and final approval from the New Hampshire Legislature via enactment of appropriate legislation.
          Other approvals are required from various federal and state regulatory agencies and financial lenders. NU anticipates that the Agreement will become effective in the first half of 2000.

          WMECO: On July 26, 1999, WMECO completed the sale of 290 MW of fossil and hydroelectric generation assets for $47 million to Consolidated Edison Energy, Massachusetts, Inc. (CEEMI) of New York. This sale does not include the company's 19 percent interest in the 1,120 MW Northfield Mountain pumped storage project and related hydroelectric facilities (see above for results of joint-hydro auction with CL&P).

          The generation assets sold to CEEMI are being divested as part of WMECO's restructuring plan. The net gain from this sale and the sale of its interest in Northfield Mountain will be used to reduce WMECO's stranded costs, which include unrecovered investments WMECO made under regulation to meet its obligation to serve all customers. The sale will help WMECO achieve the state-mandated 5 percent rate reduction by September 1999, in accordance with the state's restructuring legislation.

     B.   Rate Matters (All Companies)

          Connecticut: Millstone 2 returned to service on May 11, 1999, and returned to CL&P's rate base, effective May 21, 1999 after achieving 100 hours of continuous operation at 75 percent power. Millstone 2 had been taken out of CL&P's rate base on May 1, 1998.

          FERC: On June 1, 1999, FERC accepted the Offer of Settlement which was filed on January 15, 1999 by MYAPC. The significant aspects of the settlement terms are as follows: (1) MYAPC will collect $33.6 million annually to pay for decommissioning and spent fuel; (2) its return on equity will be set at 6.5 percent; (3) MYAPC is permitted full recovery of all unamortized investment in MY, including fuel, and; (4) an incentive budget for decommissioning is set at $436.3 million.

     C.   Nuclear Performance (All Companies)

          On May 1, 1999, Millstone 3 was shutdown for a scheduled refueling and maintenance outage and returned to service on June 29, 1999.

          On April 29, 1999, the NRC granted permission for NNECO to restart Millstone 2. On May 11, 1999, Millstone 2 returned to service and on May 21, 1999, was put back in CL&P's rate base.

          Millstone 1 is currently in decommissioning status.

          On March 27, 1999, Seabrook was shutdown for a scheduled refueling and maintenance outage and returned to service on May 13, 1999.

     D.   Environmental Matters (All Companies)

          At June 30, 1999, the NU system's liability for its estimated remediation costs was approximately $23 million which management has determined to be the most probable amount within a range of $23 million to $40 million.

          These amounts by operating company are as follows (in millions):

                     Liability           Range

          CL&P           $9            $9 to $20
          PSNH           $9            $9 to $12
          WMECO          $2            $2 to $ 3
          HWP            $3            $3 to $ 5

          The NU system companies have received proceeds from several insurance carriers for the settlement with certain insurance companies of all past, present and future environmental matters. As a result of these settlements, the NU system companies will retain the risk of loss, in part, for some environmental remediation costs.

     E.   Long-Term Contractual Arrangements (NU, CL&P)

          Obligations: During the quarter ended March 31, 1999, in accordance with Connecticut restructuring legislation, 15 power purchase agreements (PPAs) with independent power producers were renegotiated and are awaiting the DPUC approval. For those PPAs that were not renegotiated, an auction was conducted by J.P. Morgan Securities with final bids being accepted on July 28, 1999. The auction results are expected in the third quarter of 1999.

7.   COMPREHENSIVE INCOME (NU, CL&P, WMECO, PSNH)

     The total comprehensive income/(loss), which includes all comprehensive income items, for the NU system is as follows:

                                Six Months Ended June 30,
                                   1999        1998
                                 (Thousands of Dollars)

     NU Consolidated            $ 18,790   $ (10,389)
     CL&P                        (26,753)    (64,079)
     PSNH                         42,071      33,240
     WMECO                         7,590        (740)


8.   EARNINGS PER SHARE (NU)

     Basic earnings per share is computed based upon the weighted average number of common shares outstanding during each year. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilution effect if certain securities are converted into common stock.

     The following table sets forth the components of basic and diluted earnings per share:

     (Thousands of Dollars)                   Six Months Ended June 30,
     except per share data)                     1999          1998

     Income after interest charges              $ 30,553      $  2,457
     Preferred dividends of subsidiaries          11,881        14,133
     Net income/(loss)                          $ 18,672      $(11,676)
     Basic EPS common shares outstanding
       (average)                             131,214,191   130,379,294
     Dilutive effect of employee stock
       options                                   425,851        -      (a)
     Diluted EPS common shares
       outstanding (average)                 131,640,042   130,379,294
     Basic earnings/(loss) per share               $0.14        $(0.09)
     Diluted earnings/(loss) per share             $0.14        $(0.09)(a)

     (a) The addition of dilutive potential common shares would be anti-dilutive for the 1998 period shown and, therefore, is not included.

9.   SEGMENT INFORMATION (NU)

     Effective January 1, 1999, NU system companies adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way companies must determine and report information about operating segments in their annual and interim reports. The NU system is organized between regulated utilities and unregulated energy activities. The regulated business represents
     90 percent of the NU system's total revenue and is comprised of several business units including: Transmission, Distribution and Generation.

     The unregulated segment in the following table includes: Select Energy, a corporation engaged in the marketing, transportation, storage and sale of energy commodities at wholesale in designated geographical areas, and in the marketing of electricity to retail customers; NGS, a corporation that will maintain and service any fossil or hydro facility that is acquired or contracted with for fossil or hydro generation services; and HEC, a provider of energy management, demand-side management and related consulting services for commercial, industrial, and institutional electric companies and electric utility companies.

     Other in the following table includes the results for Mode 1, an investor in a fiber-optic communications network. Mode 1 had a net loss of approximately $1.8 million in the six months ended June 30, 1999. Also included in Other is the company's investment in COE which has an investment in a foreign utility company. NU is in the process of selling COE. Interest expense included in Other primarily relates to the debt of NU Parent. Inter-segment eliminations of revenues and expenses are also included in Other.

     Regulated revenues primarily are derived from residential, commercial and industrial customers. The Regulated Utilities segment is not dependent on any single customer. The Unregulated Energy Services segment has a major customer whose purchases represent approximately 57 percent of its total revenues for the six months ended June 30, 1999.

                              For the Six Months Ended June 30, 1999

                                     Unregulated
                          Regulated     Energy
(Thousands of Dollars)    Utilities    Services      Other          Total

Operating Revenue       $ 1,870,601    $224,507    $(13,132)    $ 2,081,976
Operating Expenses       (1,714,145)   (242,003)     20,302      (1,935,846)
Operating Income/(Loss)     156,456     (17,496)      7,170         146,130

Interest Expense           (124,962)       (758)     (7,249)       (132,969)
Other Income/(Expense)       19,974        (105)     (2,477)         17,392
Preferred Dividends         (11,881)       -           -            (11,881)
Net Income/(Loss)       $    39,587    $(18,359)   $ (2,556)    $    18,672
Total Assets            $10,055,952    $203,738    $ 88,836     $10,384,526

     Prior to 1999, the NU system evaluated management performance using a cost-based budget, therefore business segment reporting on a comparative basis will not be available until the year 2000.

10.  MERGERS AND ACQUISITIONS

     A.   Merger Agreement with Yankee Energy System, Inc. (Yankee)

          On June 15, 1999, NU and Yankee announced an agreement to merge. The transaction is valued at $679 million, including the assumption of outstanding Yankee debt of approximately $201 million. The Shareholders of Yankee will receive $45 a share, 45 percent payable in NU shares and 55 percent payable in cash. After the merger, Yankee will be a subsidiary of NU. The transaction will be accounted for using the purchase method of accounting. The purchase is subject to the approval of the Yankee shareholders and several regulatory agencies. NU presently expects the transaction to close in mid-year 2000.

          For further information regarding this matter, see NU Form 8-K dated June 14, 1999, Item 5. Other Events, (a).

     B. Select Energy, Inc. Agreement to Acquire Certain Assets of Aurora National Gas, LLC

          On May 12, 1999, Select Energy, the unregulated energy marketing subsidiary of NU, entered into a $26 million asset purchase agreement with Aurora Natural Gas LLC of Dallas. This agreement was consummated on June 16, 1999. The transaction was accounted for using the purchase method of accounting. Select Energy acquired Aurora's retail customer contracts and associated natural gas supplies in New England. In addition, Select Energy also purchased exclusive rights to AMNET tm, the energy data collection and management system developed by Aurora's affiliate, Aurion Technologies LLC. Select Energy will use the AMNET system to manage and forecast real-time energy consumption for electricity, natural gas and water facilities. The goodwill amount of $17.7 million is to be amortized over a fifteen-year period. Other intangible assets will be amortized over periods ranging from 15 months to 15 years.






                               PART II.  OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

1.  Connecticut Superior Court - Fish Unlimited Lawsuits

    (NU, CL&P, PSNH, WMECO) On July 12, 1999, Fish Unlimited and certain other parties, filed an appeal with the Connecticut Appellate Court from the May 7, 1999 decision, and June 21, 1999 denial of reconsideration, dismissing their lawsuit against NNECO and NUSCO over Millstone's effect on the aquatic environment and the Niantic Bay winter flounder population.

    For more information regarding this matter, see "Part II, Item 1 - Legal Proceedings" in NU's quarterly report on Form 10-Q for the quarter ending March 31, 1999.

    On July 21, 1999, the Connecticut Superior Court granted NNECO and NUSCO's motion to dismiss an additional lawsuit that was filed by Fish Unlimited and certain other parties on June 2, 1999, challenging the validity of Millstone's water discharge permit. The plaintiffs claim that Millstone is operating without a valid National Pollutant Discharge Elimination System (NPDES) permit and sought temporary and permanent injunctions to enjoin Millstone operations. Millstone's NPDES permit is currently under review for renewal, but both NNECO and the Connecticut Department of Environmental Protection believe that the existing NPDES permit is valid. NUSCO and NNECO expect that the plaintiffs will appeal this decision.

2.  Shareholder Securities Consolidated Class Actions

    (NU) NU has signed a preliminary agreement to settle six federal and two state shareholder class action lawsuits, which are based on various federal and state securities law and common law theories alleging misrepresentations and omissions in public disclosures related to the NU system's nuclear problems at Millstone, and were filed on behalf of various classes of shareholders who had acquired NU shares between late 1993 and early 1996.

    The agreement is subject to a number of conditions, including approval by the Federal District Court of the District of Connecticut. If the agreement is approved, NU would be required to contribute approximately $5 million to the settlement, with the rest of the settlement, which cannot be disclosed under a confidentiality provision, coming from proceeds of insurance. It is expected that the conditions will be satisfied and the definitive agreement presented to the Court for its approval in late fall of this year. If approved as submitted, the settlement will not have a material adverse effect on NU's net income, assets or operations.

    For more information regarding this matter, see "Item 3 - Legal Proceedings" in NU's 1998 Annual Report on Form 10-K.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   (NU) At the Annual Meeting of Shareholders of NU held on May 11, 1999 shareholders voted to fix the number of Trustees for the ensuing year at ten. The vote fixing the number of Trustees was 112,672,375 votes in favor and 1,710,896 votes against, with 1,056,410 abstentions and broker nonvotes.

    At the Annual Meeting, the following ten nominees were elected to serve on the Board of Trustees by the votes set forth below:

                                  For        Withheld        Total

 1.   Cotton M. Cleveland     112,443,365    2,996,316    115,439,681
 2.   William F. Conway       112,706,144    2,733,537    115,439,681
 3.   E. Gail DePlanque       112,685,166    2,754,515    115,439,681
 4.   Raymond L. Golden       112,627,038    2,812,643    115,439,681
 5.   Elizabeth T. Kennan     112,257,639    3,182,042    115,439,681
 6.   Michael G. Morris       112,718,475    2,721,206    115,439,681
 7.   William J. Pape II      112,194,927    3,244,754    115,439,681
 8.   Robert E. Patricelli    112,563,781    2,875,900    115,439,681
 9.   John F. Swope           112,552,264    2,887,417    115,439,681
10.   John F. Turner          112,676,145    2,763,536    115,439,681

    NU's shareholders also ratified the Board of Trustees' selection of Arthur Andersen LLP to serve as independent auditors of NU and its subsidiaries for 1999. The vote ratifying such selection was 112,704,519 votes in favor and 1,662,418 votes against, with 1,072,744 abstentions and broker nonvotes.

    (CL&P) In a written Consent in Lieu of an Annual Meeting of Stockholders of CL&P ("Consent") dated June 30, 1999, stockholders voted to fix the number of directors for the ensuing year at three. The vote fixing the number of directors at three was 12,222,930 shares in favor, representing 100 percent of the issued and outstanding shares of common stock of CL&P. Through the Consent, the following three directors were elected, each by a vote of 12,222,930 shares in favor, to serve on the Board of Directors for the ensuing year: David H. Boguslawski, Hugh C. MacKenzie and Rodney O. Powell.

    (WMECO) In a written Consent in Lieu of a Special Meeting of Stockholders of WMECO ("Consent") dated March 18, 1999, stockholders voted to adopt amended and restated by-laws. The vote adopting the amended and restated by-laws was 1,072,471 shares in favor, representing 100 percent of the issued and outstanding shares of common stock of WMECO.

    In a written Consent in Lieu of an Annual Meeting of Stockholders of WMECO ("Consent") dated June 30, 1999, stockholders voted to fix the number of directors for the ensuing year at five. The vote fixing the number of directors at five was 1,072,471 shares in favor, representing 100 percent of the issued and outstanding shares of common stock of WMECO. Through the Consent the following five directors were elected, each by a vote of 1,072,471 shares in favor, to serve on the Board of Directors for the ensuing year:
David H. Boguslawski, John H. Forsgren, Kerry J. Kuhlman, Hugh C. MacKenzie and Michael G. Morris.

    (PSNH) At the Annual Meeting of Stockholders of PSNH held on May 17, 1999, stockholders voted to fix the number of directors for the ensuing year at eight. The vote fixing the number of directors at eight was 1,000 shares in favor, representing 100 percent of the issued and outstanding shares of common stock of PSNH. At the Annual Meeting, the following eight directors were elected, each by a vote of 1,000 shares in favor, to serve on the Board of Directors for the ensuing year: John C. Collins, John H. Forsgren, William T. Frain, Jr., Bruce D. Kenyon, Gerald Letendre, Hugh C. MacKenzie, Michael G. Morris and Jane E. Newman.

    (NAEC) In a written Consent in Lieu of an Annual Meeting of Stockholders of NAEC ("Consent") dated June 30, 1999, stockholders voted to fix the number of directors for the ensuing year at three. The vote fixing the number of directors at three was 1,000 shares in favor, representing 100 percent of the issued and outstanding shares of common stock of NAEC. Through the Consent, the following three directors were elected, each by a vote of 1,000 shares in favor, to serve on the Board of Directors for the ensuing year:
William A. DiProfio, Ted C. Feigenbaum and Bruce D. Kenyon.

ITEM 5 - OTHER INFORMATION

1.  NRC - Spent Fuel Pool Off-Load Practices 2.206 Petition

    (NU, CL&P, PSNH, WMECO) On July 27, 1999, the NRC issued its final response to petitions filed under Section 2.206 of the NRC's regulations by the organization We The People and a former NU employee in August 1995 concerning the historic practice of off-loading the full reactor core at Millstone Unit 1 during refueling outages, and refueling practices at Millstone Units 2 and 3 and Seabrook. The NRC had provided a partial response to the petitioners in December 1996 that addressed the technical issues raised in the petitions.
The final response addressed the petitioners' request that enforcement action be taken against NNECO. The NRC indicated that the enforcement action taken against NNECO on May 25, 1999 constituted a partial grant of the request, and that no additional action would be taken. The May 1999 enforcement action had determined that no civil penalties would be assessed because Millstone had already implemented corrective actions to address underlying performance problems and further enforcement action was not necessary to achieve additional remedial action.

    For more information regarding this matter, see "Item 3 - Legal Proceedings" in NU's 1998 Annual Report on Form 10-K.

2.  FERC - NEPOOL Restructuring

    (NU, CL&P, PSNH, WMECO) On July 28, 1999, FERC approved a comprehensive NEPOOL Settlement Agreement that resolved all transmission tariff issues. The NEPOOL Settlement preserves transmission revenues from contracts that were grandfathered over the NEPOOL restructuring and sets an 11.75 percent return on equity for NU system companies.

    For more information regarding this matter, see "Part II, Item 5. - Other Matters" in NU's quarterly report on Form 10-Q for the quarter ending March 31, 1999 and "Item 1, Business - Electric Operations - Regional and System coordination in NU's 1998 Annual Report on Form 10-K.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Listing of Exhibits

     Exhibit No.     Description

         3.1         WMECO's Amendment to By-laws
        10.1 Agreement and Plan of Merger (See Exhibit 1 in NU's Current Report on Form 8-K dated June 14, 1999, File
                     No. 1-5324)
        10.2         Agreement to Settle PSNH Restructuring
        10.3         Amendment to Employment Agreement
        15           Arthur Andersen LLP Letter Regarding Unaudited Financial
                     Information
        27.1         NU Financial Data Schedule
        27.2         CL&P Financial Data Schedule
        27.3         PSNH Financial Data Schedule
        27.4         WMECO Financial Data Schedule
        27.5         NAEC Financial Data Schedule

(b)  Reports on Form 8-K:

     NU filed a Form 8-K dated June 14, 1999, disclosing:

     o On June 15, 1999, Northeast Utilities (NU) and Yankee Energy System, Inc. (Yankee) announced that they have agreed to a merger in which Yankee will become a subsidiary of NU.

     NU, PSNH, and NAEC filed Form 8-K's dated June 14, 1999 disclosing:

     o NU, its subsidiary, PSNH, and the State of New Hampshire signed a Memorandum of Understanding (MOU) intended to settle a number of pending regulatory and court proceedings related to PSNH.

     NU, CL&P, and WMECO filed Form 8-K's dated July 6, 1999, disclosing:

     o The results of the auction of CL&P's and the remainder of WMECO's non-nuclear generation assets held in conformity with the electric utility restructuring laws of Connecticut and Massachusetts, respectively.




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



                                       NORTHEAST UTILITIES
                                       -------------------
                                            Registrant



Date:  August 11, 1999           By  /s/ John H. Forsgren
                                     ------------------------------------
                                         John H. Forsgren
                                         Executive Vice President
                                         and Chief Financial Officer



Date:  August 11, 1999           By  /s/ John J. Roman
                                     ------------------------------------
                                         John J. Roman
                                         Vice President and Controller

-------------------------------------------------------------------------------



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                         THE CONNECTICUT LIGHT AND POWER COMPANY
                         ---------------------------------------
                                         Registrant




Date:  August 11, 1999           By  /s/ Randy A. Shoop
                                     -------------------------------------
                                         Randy A. Shoop
                                         Treasurer




Date:  August 11, 1999           By  /s/ John P. Stack
                                     -------------------------------------
                                         John P. Stack
                                         Controller










                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                  PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
                  ---------------------------------------
                                 Registrant



Date:  August 11, 1999           By  /s/ David R. McHale
                                     -------------------------------------
                                         David R. McHale
                                         Vice President and Treasurer





Date:  August 11, 1999           By  /s/ John J. Roman
                                     -------------------------------------
                                         John J. Roman
                                         Vice President and Controller


-------------------------------------------------------------------------------

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                     WESTERN MASSACHUSETTS ELECTRIC COMPANY
                     --------------------------------------
                                   Registrant




Date:  August 11, 1999           By  /s/ David R. McHale
                                     -------------------------------------
                                         David R. McHale
                                         Vice President and Treasurer



Date:  August 11, 1999           By  /s/ John J. Roman
                                     -------------------------------------
                                         John J. Roman
                                         Vice President and Controller






                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                       NORTH ATLANTIC ENERGY CORPORATION
                       ---------------------------------
                                    Registrant




Date:  August 11, 1999           By  /s/ David R. McHale
                                     -------------------------------------
                                         David R. McHale
                                         Vice President and Treasurer





Date:   August 11, 1999          By  /s/ John J. Roman
                                     -------------------------------------
                                         John J. Roman
                                         Vice President and Controller








                                                                    Exhibit 15





August 11, 1999


To Northeast Utilities:


We are aware that Northeast Utilities has incorporated by reference in its Registration Statements No. 33-34622, No. 33-40156, No. 33-44814, No. 33-63023,
No. 33-55279, No. 33-56537, No. 333-52413, No. 333-52415, and No. 001-05324,
its Form 10-Q for the quarter ended June 30, 1999, which includes our report dated August 11, 1999 covering the unaudited interim financial information contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.




Very truly yours,


/s/  Arthur Andersen LLP
------------------------
     Arthur Andersen LLP






                                                                 EXHIBIT 3.1






                    WESTERN MASSACHUSETTS ELECTRIC COMPANY

                                    BY-LAWS











                                                      As Amended and Restated
                                                      April 1, 1999






                        WESTERN MASSACHUSETTS ELECTRIC COMPANY

                                        BY-LAWS

                                       ARTICLE I

                               MEETINGS OF STOCKHOLDERS

     Section 1. Each meeting of the stockholders, annual or special, shall be held at such hour of the day, and at such place within the United States, or at such other place as shall then be permitted by law, as may be designated by the Board of Directors, by the Chairman of the Board or by the President.

     Section 2. The Annual Meeting of Stockholders for the election of directors and for the transaction of such other business as may properly be
brought before the meeting shall be held by June 30 each year.   In the event
that no date for the annual meeting is established or said meeting has not been held on the date so fixed or determined, a special meeting in lieu of the annual meeting may be held with all of the force and effect of an annual meeting.

     Section 3. Special meetings of the stockholders may be called by the President or by the Directors, and shall be called by the Clerk, or in case of the death, absence, incapacity or refusal of the Clerk, by any other officer, upon written application of any stockholder or stockholders who hold at least ten percent of the capital stock entitled to vote thereat, stating the time, place and purpose of the meeting.

     Section 4. Notice of the date, time and place of any annual or special meeting of stockholders, stating the purposes of the meeting, shall be given by the Clerk or an Assistant Clerk at least seven days before the meeting to each stockholder entitled to vote thereat, by leaving such notice with him or at his residence or usual place of business, or by mailing it, postage prepaid, and addressed to such stockholder at his address as it appears in the records of the corporation.

     Section 5. A majority in interest of all the shares of stock of the corporation outstanding and entitled to vote present in person or by proxy shall constitute a quorum for the transaction of business but less than a quorum may adjourn either sine die or to a date certain.

     Section 6. Any action required or permitted to be taken at any meeting of the stockholders may be taken without a meeting if all stockholders entitled to vote on the matter consent to the action in writing and the written consents are filed with the records of the meetings of stockholders. Such consents shall be treated for all purposes as a vote at a meeting.

                                    ARTICLE II

                                    DIRECTORS

     Section 1. The business, property and affairs of the Company shall be managed by a Board of not less than three nor more than sixteen Directors. Notwithstanding the foregoing, the business, property and affairs of the Company shall be managed by a Board of one Director, if only one Director has been elected and qualified, provided there is only one stockholder of the Company at such time. Within these limits, the number of positions on the Board of Directors for any year shall be the number fixed by resolution of the stockholders or of the Board of Directors, or, in the absence of such a resolution, shall be the number of Directors elected at the preceding Annual Meeting of Stockholders. The Directors so elected shall continue in office until their successors have been elected and qualified, except that a Director shall cease to be in office upon his death, resignation, lawful removal or court order decreeing that he is no longer a Director in office.

     Section 2. The Board of Directors shall have power to fill vacancies that may occur in the Board, or any other office, by death, resignation or otherwise, by a majority vote of the remaining members of the Board, and the person so chosen shall hold the office until the next Annual Meeting of Stockholders and until his successor shall be elected and qualified.

     Section 3. The Board of Directors shall have power to employ such and so many agents and factors or employees as the interests of the Company may require, and to fix the compensation and define the duties of all of the officers, agents, factors and employees of the Company. All the officers, agents, factors and employees of the Company shall be subject to the order of said Board, shall hold their offices at the pleasure of said Board, and may be removed at any time by said Board at its discretion.

     Section 4. The Board of Directors shall have power to fix from time to time the compensation of the Directors and the method of payment thereof.

     Section 5. Any one or more Directors may be removed from office at any time with or without any showing of cause by affirmative vote of the holders of a majority of the Company's issued and outstanding stock entitled to vote.

                                   ARTICLE III

                               MEETINGS OF DIRECTORS

     Section 1. A regular meeting of the Board of Directors shall be held annually, without notice, directly following the Annual Meeting of Stockholders, for the election of officers and the transaction of other business.

     Section 2. All other regular meetings of the Board of Directors may be held at such time and place as the Board may from time to time determine and fix by resolution. Special meetings of the Board may be held at any place upon call of the Chairman (if there be one) or the President, or, in the event of the absence or inability of either to act, of a Vice President, or upon call of any three or more directors.

     Section 3. Oral or written notice of the time and place of each special meeting of the Board of Directors shall be given to each director personally, by telephone, voice mail or other electronic means, or by mail at his last-known post office address, at least twenty-four hours prior to the time of the meeting; provided that any director may waive such notice in writing or by attendance at such meeting.

     Section 4. One-third of the Directors then in office shall constitute a quorum, except that no quorum shall consist of less than two Directors. Notwithstanding the foregoing, a quorum shall consist of one Director if only one Director has been elected and qualified, provided there is only one stockholder of the Company at such time. A number less than a quorum may adjourn from time to time until a quorum is present. In the event of such an adjournment, notice of the adjourned meeting shall be given to all Directors.

     Section 5. Except as otherwise provided by these By-Laws, the act of a majority of the Directors present at a meeting at which a quorum is present at the time of the act shall be the act of the Board of Directors.

     Section 6. Any resolution in writing concerning action to be taken by the Company, which resolution is approved and signed by all of the Directors, severally or collectively, whose number shall constitute a quorum for such action, shall have the same force and effect as if such action were authorized at a meeting of the Board of Directors duly called and held for that purpose, and such resolution, together with the Directors' written approval thereof, shall be recorded by the Clerk in the minute book of the Company.

     Section 7. A Director or a member of a committee of the Board of Directors may participate in a meeting of the Board of Directors or of such committee by means of conference telephone or similar communications equipment enabling all Directors participating in the meeting to hear one another, and participation in a meeting in such manner shall constitute presence in person at such meeting.

                                    ARTICLE IV

                                     OFFICERS

     Section 1. At its annual meeting the Board of Directors shall elect a President, a Clerk, a Treasurer and, if the Board shall so determine, a Chairman, each of whom shall, subject to the provisions of Article IV,
Section 3, hold office until the next annual election of officers and until his successor shall have been elected and qualified. Any two or more offices may be held by the same person except that the offices of the President and Clerk may not be simultaneously held by the same person. The Board shall also elect at such annual meeting, and may elect at any regular or special meeting, such other officers as may be required for the prompt and orderly transaction of the business of the Company, and each such officer shall have such authority and shall perform such duties as may be assigned to him from time to time by the Board of Directors. Any vacancy occurring in any office may be filled at any regular meeting of the Board or at any special meeting of the Board held for that purpose.

     Section 2. In addition to such powers and duties as these By-Laws and the Board of Directors may prescribe, and except as may be otherwise provided by the Board, each officer shall have the powers and perform the duties which by law and general usage appertain to his particular office.

     Section 3. Any officer may be removed, with or without cause, at any time by the Board in its discretion. Vacancies among the officers by reason of death, resignation, removal (with or without cause) or other reason shall be filled by the Board of Directors.

                                    ARTICLE V

                                    CHAIRMAN

     Section 1. The Chairman, if such office shall be provided for and filled by the Directors, shall, when present, preside at all meetings of said Board and of the stockholders. He shall have such other authority and shall perform such additional duties as may be assigned to him from time to time by the Board of Directors.

                                    ARTICLE VI

                                    PRESIDENT

     Section 1. The President shall be responsible for the general supervision, direction and control of the business and affairs of the Company. If the Chairman shall be absent or unable to perform the duties of his office, or if the office of the Chairman shall not have been filled by the Directors, the President shall preside at meetings of the Board of Directors and of the stockholders. He shall have such other authority and shall perform such additional duties as may be assigned to him from time to time by the Board of Directors.

                                   ARTICLE VII

                                      CLERK

     Section 1. The Clerk shall be a resident of Massachusetts, unless the corporation shall have a registered agent appointed pursuant to the laws of the Commonwealth. He shall keep the minutes of all meetings of the stockholders and of the Board of Directors. He shall give notice of all meetings of the stockholders and of said Board. He shall record all votes taken at such meetings. He shall perform such additional duties as may be assigned to him from time to time by the Board of Directors, the Chairman, the President or by law.

     Section 2. The Clerk shall have the custody of the Corporate Seal of the Company and shall affix the same to all instruments requiring a seal except as otherwise provided in these By-Laws.

                                  ARTICLE VIII

                                ASSISTANT CLERKS

     Section 1. One or more Assistant Clerks, if such office shall be provided for and filled by the Directors, shall perform the duties of the Clerk if the Clerk shall be absent or unable to perform the duties of his office. The Assistant Clerks shall perform such additional duties as may be assigned to them from time to time by the Board of Directors, the Chairman, the President or the Clerk.

                                  ARTICLE IX

                                  TREASURER

     Section 1. The Treasurer shall have charge of all receipts and disbursements of the Company, and shall be the custodian of the Company's funds. He shall have full authority to receive and give receipts for all moneys due and payable to the Company from any source whatever, and give full discharge for the same, and to endorse checks, drafts and warrants in its name and on its behalf. He shall sign all checks, notes, drafts and similar instruments, except as otherwise provided for by the Board of Directors.

     Section 2. The Treasurer shall perform such additional duties as may be assigned to him from time to time by the Board of Directors, the Chairman, the President or by law.

                                     ARTICLE X

                                 ASSISTANT TREASURERS

     Section 1. One or more Assistant Treasurers, if such office shall be provided for and filled by the Directors, shall perform the duties of the Treasurer if the Treasurer shall be absent or unable to perform the duties of his office. The Assistant Treasurers shall perform such additional duties as may assigned to them form time to time by the Board of Directors, the Chairman, the President or the Treasurer.

                                     ARTICLE XI

                                     COMMITTEES

     Section 1. The Board of Directors may designate two or more Directors to constitute an executive committee or other committees, which committees shall have and may exercise all such authority of the Board of Directors as shall be provided in such resolution, subject to those powers expressly reserved to the Board of Directors under law. At the time of such appointment, the Board of Directors may also appoint, in respect to each member of any such committee, another Director to serve as his alternate at any meeting of such committee which such member is unable to attend. Each alternate shall have, during his attendance at a meeting of such committee, all the rights and obligations of a regular member thereof. Any vacancy on any such committee or among alternate members thereof may be filled by the Board of Directors.

                                      ARTICLE XII

                                   STOCK CERTIFICATES

     Section 1. All stock certificates shall be signed by the Chairman, the President or any Vice President and by the Treasurer or any Assistant Treasurer. Such signatures may be by facsimiles if the certificate is signed by a transfer agent, or by a registrar, other than a director, officer or employee of the Company.

                                      ARTICLE XIII

                                     CORPORATE SEAL

     Section 1. The corporate seal of the Company shall be circular in form with the name of the Company inscribed therein.

                                      ARTICLE XIV

                                      FISCAL YEAR

     Section 1. The fiscal year of the corporation shall end on the thirty-first day of December in each year.

                                      ARTICLE XV

                             TRANSFER AGENT AND REGISTRAR

     Section 1. If the Board of Directors deem it advisable to have a transfer agent other than the Treasurer, they may appoint any Bank or Trust Company to that office. They may appoint the same or any other Bank or Trust Company as Registrar of stock certificates if it appear desirable to have the stock registered. They may terminate the authority of any Bank acting in either capacity whenever it shall seem wise.

                                      ARTICLE XVI

                               SENIOR STOCK PROVISIONS

     The Company's capital stock includes a class of capital stock designated "Common Stock," a class of capital stock designated "Preferred Stock," and a class of capital stock designated "Class A Preferred Stock." The authorized shares of Common Stock, Preferred Stock and Class A Preferred Stock are the number of shares authorized in the Company's articles of organization, as amended from time to time. The Preferred Stock and the Class A Preferred Stock are hereinafter for convenience of reference sometimes collectively referred to as the "Senior Stock," and either class may hereinafter individually be referred to as "Senior Stock." Shares of Preferred Stock and shares of Class A Preferred Stock shall rank on a parity in respect of dividends or payment in case of liquidation, and, to the extent not fixed and determined by these by-laws or the Company's articles of organization or otherwise by law, shall have the same rights, preferences and powers. The general terms, limitations and relative rights and preferences of each share of Preferred Stock and each share of Class A Preferred Stock shall be determined in accordance with the following Sections:

     Section 1.  Issuance of Senior Stock

     Shares of Preferred Stock may be issued from time to time in one or more series on such terms and for such consideration as may be determined by the Board of Directors. Shares of Class A Preferred Stock may be issued from time to time in one or more series on such terms and for such consideration as may be determined by the Board of Directors. The series designation, dividend rate, redemption prices, and any other terms, limitations and relative rights and preferences of each series of either class of Senior Stock shall be determined by the Board of Directors to the extent not fixed and determined by this Article or the Company's articles of organization.

     Section 2.  Dividends

     A. The holders of either class of the Senior Stock shall receive, but only when and as declared by the Board of Directors, cumulative dividends at the rate provided for the particular series and payable on such dividend payment dates in each year as said Board may determine, such dividends to be payable to holders of record on such dates as may be fixed by said Board but not more than 45 days before each dividend date, provided, however, that dividends shall not be declared and set apart for payment, or paid, on Senior Stock of any one class and series, for any dividend period, unless dividends have been or are contemporaneously declared and set apart for payment, or paid, on Senior Stock of all series for all dividend periods terminating on the same or an earlier date.

     B. Dividends on each share of Senior Stock shall be cumulative from the date of issue thereof or from such earlier date as the Board of Directors may determine therefor. Unless full cumulative dividends to the last preceding dividend date shall have been paid or set apart for payment on all outstanding shares of Senior Stock, no dividend shall be paid on any junior stock. The term "junior stock" means Common Stock or any other stock of the Company subordinate to the Senior Stock in respect of dividends or payments in liquidation.

     C. So long as any shares of Senior Stock are outstanding, the Company shall not declare any dividends or make any other distributions in respect of outstanding shares of any junior stock of the Company, other than dividends or distributions in shares of junior stock, or purchase or otherwise acquire for value any outstanding shares of junior stock (the declaration of any such dividend or the making of any such distribution, purchase or acquisition being herein called a "junior stock payment") in contravention of the following:

          (1) If and so long as the junior stock equity (hereinafter defined), adjusted to reflect the proposed junior stock payment, at the end of the calendar month immediately preceding the calendar month in which the proposed junior stock payment is to be made is less than 20% of total capitalization (hereinafter defined) at that date, as so adjusted, the Company shall not make such junior stock payment in an amount which, together with all other junior stock payments made within the year ending with and including the date on which the proposed junior stock payment is to be made, exceeds 50% of the net income of the Company available for dividends on junior stock for the 12 full calendar months immediately preceding the calendar month in which such junior stock payment is made, except in an amount not exceeding the aggregate of junior stock payments which under the restrictions set forth above in this paragraph (1) could have been, and have not been, made.

          (2) If and so long as the junior stock equity, adjusted to reflect the proposed junior stock payment, at the end of the calendar month immediately preceding the calendar month in which the proposed junior stock payment is to be made, is less than 25% but not less than 20% of the total capitalization at that date, as so adjusted, the Company shall not make such junior stock payment in an amount which, together with all other junior stock payments made within the year ending with and including the date on which the proposed junior stock payment is to be made, exceeds 75% of the net income of the Company available for dividends on the junior stock for the 12 full calendar months immediately preceding the calendar month in which such junior stock payment is made, except in an amount not exceeding the aggregate of junior stock payments which under the restrictions set forth above in this paragraph (2) could have been, and have not been, made.

     D. The term "junior stock equity" means the aggregate of the part value of or stated capital represented by, the outstanding shares of junior stock, all earned surplus, capital or paid-in surplus, and any premiums on the junior stock then carried on the books of the Company, less:

          (1) the excess, if any, of the aggregate amount payable on involuntary liquidation of the Company upon all outstanding shares of Senior Stock over the sum of (i) the aggregate par or stated value of such shares and
(ii) any premiums thereon;

          (2) any amounts on the books of the Company known, or estimated if not known, to represent the excess, if any, of recorded value over original cost of used or useful utility plant; and

          (3) any intangible items set forth on the asset side of the balance sheet of the Company as a result of accounting convention, such as unamortized debt discount and expense; provided, however, that no deductions shall be required to be made in respect of items referred to in clauses (2) and (3) of this subsection D in cases in which such items are being amortized or are provided for, or are being provided for, by reserves.

     E.   The term "total capitalization" means the aggregate of:

          (1) the principal amount of all outstanding indebtedness of the Company maturing more than 12 months after the date of issue thereof; and

          (2) the par value or stated capital represented by, and any premiums carried on the books of the Company in respect of, the outstanding shares of all classes of the capital stock of the Company, earned surplus, and capital or paid-in surplus, less any amounts required to be deducted pursuant to clauses (2) and (3) of subsection D of this Section 2 in the determination of junior stock equity.

     Section 3.  Redemption or Purchase of Senior Stock

     A. All or any part of any series of Senior Stock may by vote of the Board of Directors be called for redemption at any time at the redemption price provided for the particular series and in the manner hereinbelow provided. Subject to the provisions of subsection B of this Section 3, all or any part of any series of Senior Stock may be called for redemption without calling all or any part of any other series of Senior Stock. If less than all of any series of Senior Stock is so called, the Transfer Agent shall determine by lot or in some other manner approved by the Board of Directors the shares of such series of Senior Stock to be called.

     B. No call for redemption of less than all shares of Senior Stock outstanding shall be made if the Company shall be in arrears in respect of payment of dividends on any shares of Senior Stock outstanding.

     C. The sums payable in respect of any shares of Senior Stock so called shall be payable at the office of an incorporated bank or trust company in good standing. Notice of such call stating the redemption date shall be mailed not less than 30 days before the redemption date to each holder of record of shares of Senior Stock so called at his address as it appears upon the books of the Company.

     D. The Company shall, before the redemption date, deposit with said bank or trust company all sums payable with respect to shares of Senior Stock so called. After such mailing and deposit the holders of shares of Senior Stock so called for redemption shall cease to have any right to future dividends or other rights or privileges as stockholders in respect of such shares and shall be entitled to look for payment on and after the redemption date only to the sums so deposited with said bank or trust company for their respective amounts. Shares so redeemed may be reissued but only subject to the limitations imposed upon the issue of Senior Stock.

     E. The Company may at any time purchase all or any of the then outstanding shares of Senior Stock of any class and series upon the best terms reasonably obtainable, but not exceeding the then current redemption price of such shares, except that no such purchase shall be made if the Company shall be in arrears in respect of payment of dividends on any shares of Senior Stock outstanding or if there shall exist an event of default as defined in Section 5 hereof.

     Section 4.  Amounts Payable on Liquidation

     A. The holders of any series of Senior Stock shall receive upon any voluntary liquidation, dissolution or winding up of the Company the then current redemption price of the particular series and if such action is involuntary $100 per share in the case of the Preferred Stock and $25 per share in the case of the Class A Preferred Stock, plus in each case all dividends accrued and unpaid to the date of such payment, before any payment in liquidation is made on any junior stock.

     B. If the net assets of the Company available for distribution on liquidation to the holders of Senior Stock shall be insufficient to pay said amounts in full, then such net assets shall be distributed among the holders of Senior Stock, who shall receive a common percentage of the full respective preferential amounts.

     Section 5.  Voting Powers

     A. Except as provided in this Article or in the Company's articles of organization and as provided by law, the holders of Senior Stock shall have no voting power or right to notice of any meeting.

     B. Whenever the holders of the Senior Stock shall have the right to vote or consent to an action as provided in these Articles or the Company's articles of organization or as provided by law, both classes of Senior Stock shall (except as provided below) vote together as a single class, each outstanding share of Preferred Stock entitled to vote and each outstanding share of Class A Preferred Stock entitled to vote having such voting rights as are proportionate to the ratio of (i) the par value represented by such share to (ii) the par value represented by all shares of Senior Stock then outstanding. Whenever only one class of the Senior Stock shall have the right to vote or consent to an action as provided in these Articles or the Company's articles of organization or as provided by law, or whenever each class of the Senior Stock shall be entitled or be required to vote as a separate class on a matter, each outstanding share of such class entitled to vote shall be entitled to one vote on each such matter.

     C. Whenever dividends on any share of Senior Stock shall be in arrears in an amount equal to or exceeding four quarterly dividend payments, or whenever there shall have occurred some default in the observance of any of the provisions of this Article, or some default on which action has been taken by debentureholders, bondholders or the trustee of any deed of trust or mortgage of the Company, or whenever the Company shall have been declared bankrupt or a receiver of its property shall have been appointed (any of said conditions being herein called an "event of default"), then the holders of Senior Stock shall be given notice of all stockholders' meetings and shall have the right voting together as a class to elect the smallest number of directors necessary to constitute a majority of the Board of Directors of the Company and the exclusive right voting together as a class to amend the by-laws to make such appropriate increase in the number of directorships as may be required to effect such election. When all arrears of dividends shall have been paid and such event of default shall have been terminated, all the rights and powers of the holders of Senior Stock to receive notice and to vote shall cease, subject to being again revived on any subsequent event of default.

     D. Whenever the right to elect directors shall have accrued to the holders of Senior Stock the Company shall call a meeting of stockholders for the election of directors and, if necessary, the amendment of the by-laws to permit the holders of Senior Stock to exercise their rights pursuant to subsection C of this Section 5, such meeting to be held not less than 45 days and not more than 90 days after the accrual of such rights. When such rights shall cease, the Company shall, within seven days from the delivery to the Company of a written request therefor by any stockholder, cause a meeting of the stockholders to be held within 30 days from the delivery of such request for the purpose of electing a new Board of Directors. Forthwith, upon the election of such new Board of Directors, the directors in office immediately prior to such election (other than persons elected directors in such election) shall be deemed removed from office without further action by the Company.

     Section 6.  Action Requiring Certain Consent of Senior Stockholders

     A. So long as any Senior Stock is outstanding, the Company, without the affirmative vote or written consent of at least a majority in interest of the Senior Stock then outstanding voting or giving consent together as a class shall not:

          (1) Issue or assume any unsecured notes, unsecured debentures or other securities representing unsecured debt (other than for the purpose of refunding or renewing outstanding unsecured securities issued or assumed by the Company resulting in equal or longer maturities or redeeming or otherwise retiring all outstanding shares of Senior Stock) if immediately after such issue or assumption (a) the total outstanding principal amount of all unsecured notes, unsecured debentures or other securities representing unsecured debt of the Company will thereby exceed 20% of the aggregate of all outstanding secured debt of the Company and the capital stock, premiums thereon, and surplus of the Company, as stated on its books, or (b) the total outstanding principal amount of all unsecured debt of the Company of maturities of less than 10 years will thereby exceed 10% of the aggregate of all outstanding secured debt of the Company and the capital stock, premiums thereon, and surplus of the Company, as stated on its books. For the purposes of this subsection A, the payment due upon the maturity of unsecured debt having an original single stated maturity of 10 years or more shall not be regarded as unsecured debt with a maturity of less than 10 years until within three years of the maturity thereof, and none of the payments due upon any unsecured serial debt having an original stated maturity for the final serial payment of 10 years or more shall be regarded as unsecured debt of a maturity of less than 10 years until within three years of the maturity of the final serial payment.

          (2) Issue, sell or otherwise dispose of any shares of the then authorized but unissued Senior Stock or any other stock ranking on a parity with or having a priority over Senior Stock in respect of dividends or of payments in liquidation, or reissue, sell or otherwise dispose of any reacquired shares of Senior Stock or such other stock, other than to refinance an equal par value or stated value of Senior Stock or of stock ranking on a parity with or having priority over Senior Stock in respect of dividends or of payments in liquidation, if:

                (a) For a period of 12 consecutive calendar months within 15 calendar months immediately preceding the calendar month in which any such shares shall be issued, the Income before Interest Charges of the Company for said period available for the payment of interest determined in accordance with the systems of accounts then prescribed for the Company by the Department of Public Utilities of the Commonwealth of Massachusetts (or by such other official body as may then have authority to prescribe such systems of accounts) but in any event after deducting depreciation charges and taxes (including income taxes) and including, in any case in which such stock is to be issued, sold or otherwise disposed of in connection with the acquisition of any property, the Income before Interest Charges of the property to be so acquired, computed as nearly as practicable in the manner specified above, shall not have been at least one and one-half (1 1/2) times the sum of (i) the interest charges for one year on all indebtedness which shall then be outstanding (excluding interest charges on any indebtedness, proposed to be retired in connection with the issue, sale or other disposition of such shares), and (ii) an amount equal to all annual dividend requirements on all outstanding shares of Senior Stock and all other stock, if any, ranking on a parity with or having priority over Senior Stock in respect of dividends or of payments in liquidation, including the shares proposed to be issued, but not including any shares proposed to be retired in connection with such issue, sale or other disposition; or if

                (b) Such issue, sale or disposition would bring the aggregate of the amount payable in connection with an involuntary liquidation of the Company with respect to all shares of Senior Stock and all shares of stock, if any, ranking on a parity with or having priority over Senior Stock in respect of dividends or of payments in liquidation to an amount in excess of the sum of the junior stock equity. If for the purposes of meeting the requirements of this clause (b), it shall have been necessary to take into consideration any earned surplus of the Company, the Company shall not thereafter pay any dividends on or make any distributions in respect of, or make any payment for the purchase or other acquisition of, junior stock which would result in reducing the junior stock equity to an amount less than the amount payable on involuntary liquidation of the Company in respect of Senior Stock and all shares ranking on a parity with or having a priority over Senior Stock in respect of dividends or of payments in liquidation at the time outstanding.

     If during the period for which Income before Interest Charges is to be determined for the purpose set forth in this paragraph (2), the amount, if any, required to be expended by the Company during such period for property additions pursuant to a renewal and replacement fund or similar fund established under any indenture of mortgage or deed of trust of the Company shall exceed the amount deducted during such period in the determination of such Income before Interest Charges on account of depreciation and amortization of electric plan acquisition adjustments, such excess shall also be deducted in determining such Income before Interest Charges.

     B. So long as any Senior Stock is outstanding, the Company, without the affirmative vote or written consent of at least two-thirds in interest of the Senior Stock then outstanding voting or giving consent together as a class shall not authorize any shares of any class of stock having a priority over the Senior Stock in respect of dividends or of payments in liquidation or issue any shares of any such prior ranking stock more than 12 months after the date of the vote or consent authorizing such prior ranking stock.

     C. The provisions of this Article may be changed only by the affirmative vote or written consent of at least two-thirds in interest of the issued and outstanding shares of each class of capital stock of the Company voting or giving their consent in each case separately as a class; provided, however, that if any such change or proposed change would affect only one class of Senior Stock, then such change may be effected only by the affirmative vote or written consent of at least two-thirds in interest of the issued and outstanding shares of Common Stock and at least two-thirds in interest of the issued and outstanding shares of the class of Senior Stock that is affected, voting or giving their consent in each case separately as a class; and provided further, however, the holders of Senior Stock shall not be entitled to vote on an increase in the number of authorized shares of Preferred Stock or Class A Preferred Stock. In no event shall any reduction of the dividend rate or of the amounts payable upon redemption or liquidation with respect to any share of Senior Stock be made without the consent of the holder thereof, and no such reduction in respect of the shares of any particular series of Senior Stock shall be made without the consent of all the holders of shares of such series.

     D. No share of Senior Stock shall be deemed to be "outstanding" within the meaning of this Section 6 or of Section 7 if, at or prior to the time when the approval herein or therein referred to would otherwise be required, provision shall be made for its redemption, including a deposit complying with the requirements of subsection D of Section 3.

     Section 7.  Merger, Consolidation or Sale of All Assets

     Except with the affirmative vote or written consent of a majority in interest of Senior Stock then outstanding voting or giving consent together as a class, the Company shall not merge or consolidate with or into any other corporation or sell or otherwise dispose of all or substantially all of its assets (except by mortgage or pledge) unless such merger, consolidation, sale or other disposition, or the issuance or assumption of securities in the effectuation thereof shall have been ordered, approved or permitted under the Public Utility Holding Company Act of 1935.

     Section 8.  No Preemptive Right

     Except as otherwise expressly provided by law, the holders of Senior Stock shall have no preemptive right to subscribe to any further issue of additional shares of Senior Stock or of any other class of stock now or hereafter authorized, nor for any future issue of bonds, debentures, notes or other evidence of indebtedness or other security convertible into stock. If it is expressly required by law that, notwithstanding the provisions of the preceding sentence, any such further or future issue be offered proportionately to the stockholders, the holders of Preferred Stock only shall be entitled to subscribe for new or additional Preferred Stock, the holders of Class A Preferred Stock only shall be entitled to subscribe for new or additional
Class A Preferred Stock and the holders of Common Stock only shall be entitled to subscribe for new or additional Common Stock; and notice of such increase as required by law need be given and the new shares need be offered proportionately only to the stockholders who are so entitled to subscribe.

     Section 9.  Immunity of Directors, Officers and Agents

     No director, officer or agent of the Company shall be held personally responsible for any action taken in good faith though subsequently adjudged to be in violation of this Article.

     Section 10.  Transfer Agent

     The Company shall always have at least one transfer agent for Senior Stock, which shall be an incorporated bank or trust company of good standing.

                                   ARTICLE XVII

              PROVISIONS WITH RESPECT TO THE SERIES OF PREFERRED STOCK

1.   7.72% Preferred Stock, Series B

     There shall be a series of Preferred Stock designated "7.72% Preferred Stock, Series B," and consisting of 200,000 shares with an aggregate par value of $20,000,000 and a par value per share of $100. The dividend rate and redemption prices as to said 7.72% Preferred Stock, Series B, shall be as follows:

     (a) Dividends on said 7.72% Preferred Stock, Series B, shall be at the rate of 7.72% per share per annum, and no more, and shall be cumulative from October 1, 1971. Said dividends, when declared, shall be payable on the first days of January, April, July and October in each year.

     (b) Redemption Prices of said 7.72% Preferred Stock, Series B, shall be $109.30 per share if redeemed on or before October 1, 1976, $107.37 per share if redeemed after October 1, 1976 and on or before October 1, 1981, $105.44 per share if redeemed after October 1, 1981 and on or before October 1, 1986, and $103.51 per share if redeemed after October 1, 1986, plus in all cases that portion of the quarterly dividend accrued thereon to the redemption date and all unpaid dividends thereon, if any, provided, however, that none of the 7.72% Preferred Stock, Series B shall be redeemed prior to October 1, 1976, if such redemption is for the purpose of or in anticipation of refunding such 7.72% Preferred Stock, Series B through the use, directly or indirectly, of finds borrowed by the Company or of the proceeds of the issue by the Company of shares of any stock ranking prior to or on a parity with the 7.72% Preferred Stock, Series B as to dividends or assets, if such borrowed funds or such shares have an effective interest cost or effective dividend cost to the Company (computed in accordance with generally accepted financial principles), as the case may be, of less than 7.69% per annum.

2.   7.60% Class A Preferred Stock, 1987 Series

     There shall be a series of Preferred Stock designated "7.60% Class A Preferred Stock, 1987 Series," and consisting of 1,200,000 shares with an aggregate par value of $30,000,000 and a par value per share of $25. The dividend rate and redemption prices as to said 7.60% Class A Preferred Stock, 1987 Series, shall be as follows:

     (a) Dividends on said 7.60% Class A Preferred Stock, 1987 Series, shall be at the rate of 7.60% per share per annum, and no more, and shall be cumulative from the date of issuance. Said dividends, when declared, shall be payable on the first days of February, May, August and November in each year, commencing May 1, 1987.

     (b) For each of the twelve month periods commencing February 1, 1987, the redemption prices of said 7.60% Class A Preferred Stock, 1987 Series, shall be the amount per share set forth below:

       Twelve                        Twelve
       Months        Redemption      Months      Redemption
     Beginning         Price        Beginning       Price
     February 1      Per Share      February 1    Per Share

        1987           $26.90          2000         $25.26
        1988            26.90          2001          25.13
        1989            26.90          2002          25.00
        1990            26.90          2003          25.00
        1991            26.90          2004          25.00
        1992            26.27          2005          25.00
        1993            26.14          2006          25.00
        1994            26.02          2007          25.00
        1995            25.89          2008          25.00
        1996            25.76          2009          25.00
        1997            25.64          2010          25.00
        1998            25.51          2011          25.00
        1999            25.38

plus in all cases that portion of the quarterly dividend accrued thereon to the redemption date and all unpaid dividends thereon, if any; provided, however, that none of the 7.60% Class A Preferred Stock, 1987 Series, shall be redeemed prior to February 1, 1992, if such redemption is for the purpose of or in anticipation of refunding such 7.60% Class A Preferred Stock, 1987 Series, through the use, directly or indirectly, of funds borrowed by the Company or of the proceeds of the issue by the Company of shares of any stock ranking prior to or on a parity with the 7.60% Class A Preferred Stock, 1987 Series, as to dividends or assets, if such borrowed funds or such shares have an effective interest cost or effective dividend cost to the Company (computed in accordance with generally accepted financial principles), as the case may be, of less than 7.69% per annum.

    (c) As and for a sinking fund for said 7.60% Class A Preferred Stock, 1987 Series, commencing on February 1, 1992, and on each February 1 in each year thereafter so long as any shares of the 7.60% Class A Preferred Stock, 1987 Series, remain outstanding, the Company shall, to the extent of any funds of the Company legally available therefor and except as otherwise restricted by the Company's Statement of Preferred Stock Provisions, redeem 60,000 shares of 7.60% Class A Preferred Stock, 1987 Series (or such lesser number of such shares as remain outstanding) at $25 per share plus accrued dividends to the date of redemption; provided, however, that if in any year the Company does not redeem the full number of shares of 7.60% Class A Preferred Stock, 1987 Series, required to be redeemed pursuant to this sinking fund, the deficiency shall be made good on the next succeeding February 1 on which the Company has funds legally available for, and is otherwise permitted to effect, the redemption of shares of 7.60% Class A Preferred Stock, 1987 Series, pursuant to this sinking fund. At the option of the Company, the number of shares of 7.60% Class A Preferred Stock, 1987 Series, redeemed on any February 1 may be reduced by the number of such shares purchased and canceled by the Company during the preceding twelve-month period or redeemed during such period pursuant to subsection (b) hereof. Any shares so redeemed or purchased and canceled may be given the status of authorized but unissued shares of Senior Stock, but none of such shares shall be reissued as shares of 7.60% Class A Preferred Stock, 1987 Series. The Company shall have the option, which shall be noncumulative, to redeem on February 1, 1992 and on each February 1 thereafter up to an additional 60,000 shares of 7.60% Class A Preferred Stock, 1987 Series, at the sinking fund redemption price. No such optional sinking fund shall operate to reduce the number of shares of the 7.60% Class A Preferred Stock, 1987 Series, required to be redeemed pursuant to the mandatory sinking fund provisions hereinabove set forth. In the event that the Company shall at any time fail to make a full mandatory sinking fund payment on any sinking fund payment date, the Company shall not pay any dividends or make any other distributions in respect of outstanding shares of any junior stock (as that term is defined in Subsection 2D of Section 2 of Article XVI of the by-laws of the Company) of the Company, other than dividends or distributions in shares of junior stock, or purchase or otherwise acquire for value any outstanding shares of junior stock, until all such payments have been made.

                                    ARTICLE XVIII

                                   INDEMNIFICATION

    Section 1. The Company shall indemnify each of its Directors and officers (including persons who serve at its request as Directors, officers, or in any other similar capacity of another organization in which it has any interest as a shareholder, creditor or otherwise) against all liabilities and expenses, including amounts paid in satisfaction of judgments, in compromise or as fines and penalties, and counsel fees, reasonably incurred by him in connection with the defense or disposition of any action, suit or other proceeding, whether civil or criminal, in which he may be involved or with which he may be threatened, while in office or thereafter, by reason of his being or having been such a Director or officer, except with respect to any matter as to which he shall have been adjudicated in such action, suit or proceeding not to have acted in good faith in the reasonable belief that his action was in the best interests of the corporation; provided, however, that as to any matter disposed of by a compromise payment by such Director or officer pursuant to a consent decree or otherwise, no indemnification either for said payment or for any other expenses shall be provided unless such compromise shall be approved as in the best interests of the corporation, after notice that it involves such indemnification, (a) by a disinterested majority of the Directors then in office; or (b) by a majority of the disinterested Directors then in office, provided that there has been obtained an opinion in writing of independent legal counsel to the effect that such Director or officer appears to have acted in good faith in the reasonable belief that his action was in the best interests of the corporation; or (c) by the holders of majority of the outstanding stock at the time entitled to vote for Directors, voting as a single class, exclusive of any stock owned by an interested Director or officer. In discharging his duty any such Director or officer, when acting in good faith, may rely upon the books of account of the corporation or of such other organization, reports made to the corporation or to such other organization by any of its officers or employees or by counsel, accountants, appraisers or other experts selected with reasonable care by the Board of Directors or officers, or upon other records of the corporation or of such other organization. Expenses incurred with respect to any such action, suit or proceeding may be advanced by the corporation prior to the final disposition of such action, suit or proceeding, upon receipt of an undertaking by or on behalf of the recipient to repay such amount unless it is ultimately determined that he is entitled to indemnification. The right of indemnification hereby provided shall not be exclusive of or affect any other right to which any Director or officer may be entitled. As used in this paragraph, the terms "Director" and "officer" include their respective heirs, executors and administrators, and an "interested" Director or officer is one against whom in such capacity the proceedings in question or another proceeding on the same or similar grounds is then pending. In the event any part of this Article shall be found, in any action, suit or proceeding to be invalid or ineffective, the validity and the effect of the remaining parts shall not be affected.

                                    ARTICLE XIX

                                     AMENDMENTS

    Section 1. Except as otherwise provided in Article XVI hereof, these By-Laws may be altered, amended or repealed at any meeting of the stockholders called for such purpose by vote of a majority of stock present and voting thereon, or if the Articles of Organization so provide, by a vote of a majority of the Board of Directors at any meeting of the Board of Directors called for the purpose.


    I HEREBY CERTIFY that the foregoing copy of the By-Laws of Western Massachusetts Electric Company is a true and correct copy of said By-Laws in full force and effect as of this ____ day of July, 1999.




                                    /s/ O. Kay Comendul
                                    -------------------
                                        O. Kay Comendul
                                        Assistant Clerk






                                                                EXHIBIT 10.1








                             AGREEMENT AND PLAN OF MERGER


                                       BETWEEN


                              YANKEE ENERGY SYSTEM, INC.


                                          AND


                                  NORTHEAST UTILITIES






                             dated as of June 14, 1999



AGREEMENT AND PLAN OF MERGER, dated as of June 14, 1999 (this "Agreement"), between Yankee Energy System, Inc., a Connecticut corporation (the "Company") and Northeast Utilities, a Massachusetts business trust ("Parent").

WHEREAS, the Company and Parent have determined to engage in a business combination transaction on the terms stated herein;

WHEREAS, the Board of Directors of the Company and the Board of Trustees of Parent have approved and deemed it advisable and in the best interests of their respective shareholders to consummate the transactions contemplated herein under which the businesses of the Company and Parent would be combined by means of the merger of the Company with and into Merger Sub, a Connecticut corporation to be formed by Parent prior to Closing (as defined below) as a wholly-owned subsidiary of Parent ("Merger Sub"); and

WHEREAS, it is intended that the Merger (as defined below) shall constitute a "reorganization" within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the "Code");

NOW THEREFORE, in consideration of the premises and the representations, warranties, covenants and agreements contained herein, the parties hereto, intending to be legally bound hereby, agree as follows:

                                ARTICLE I

                                THE MERGER

Section 1.01 THE MERGER. Upon the terms and subject to the conditions of this Agreement:

At the Effective Time (as defined in Section 1.03), the Company shall be merged with and into Merger Sub (the "Merger") in accordance with the laws of the State of Connecticut. Merger Sub shall be the surviving corporation in the Merger and shall continue its corporate existence under the laws of the State of Connecticut. The effects and the consequences of the Merger shall be as set forth in Section 1.02. Throughout this Agreement, the term "Merger Sub" shall refer to Merger Sub prior to the Merger and the term "Surviving Corporation" shall refer to Merger Sub in its capacity as the surviving corporation in the Merger.

Section 1.02 EFFECTS OF THE MERGER. At the Effective Time, (i) the certificate of incorporation of Merger Sub, as in effect immediately prior to the Effective Time, shall be the certificate of incorporation of the Surviving Corporation until thereafter amended as provided by law and such certificate of incorporation, except that the name of the Surviving Corporation shall be "Yankee Energy System, Inc.," and (ii) the by-laws of Merger Sub, as in effect immediately prior to the Effective Time, shall be the by-laws of the Surviving Corporation until thereafter amended as provided by law, the certificate of incorporation of the Surviving Corporation and such by-laws. Subject to the foregoing, the additional effects of the Merger shall be as provided in Section 33-820 of the Connecticut Business Corporation Act (the "CBCA").

Section 1.03 EFFECTIVE TIME OF THE MERGER. On the Closing Date (as defined in Section 3.01), with respect to the Merger, a certificate of merger complying with Section 33-819 of the CBCA (the "Certificate of Merger") shall be delivered to the Secretary of the State of Connecticut for filing. The Merger shall become effective upon the filing of the Certificate of Merger, or at such later date and time as may be set forth in the Certificate of Merger (the "Effective Time").

Section 1.04 DIRECTORS. The directors of Merger Sub immediately prior to the Effective Time and those persons listed in Section 1.04(a) of the Parent Disclosure Schedule (as defined in Section 7.06(i)) shall be the directors of the Surviving Corporation and shall hold office from the Effective Time until their respective successors are duly elected or appointed and qualified in the manner provided in the certificate of incorporation and by-laws of the Surviving Corporation, or as otherwise provided by the CBCA. In addition, in accordance with the Declaration of Trust of Parent (the "Declaration of Trust"), the Board of Trustees of Parent shall take such action as may be necessary to cause, at the next regularly scheduled annual meeting of the shareholders of Parent, an increase of at least two in the number of trustees authorized to serve as trustees on the Board of Trustees of Parent and shall, as soon as practicable after the Effective Time, elect as trustees, two directors of the Company designated by the Parent and reasonably acceptable to the Company.

Section 1.05 OFFICERS. The officers of the Company immediately prior to the Effective Time shall be the initial officers of, and shall hold the same positions with, the Surviving Corporation and shall hold office from the Effective Time until their respective successors are duly elected or appointed and qualified in the manner provided in the certificate of incorporation and by-laws of the Surviving Corporation, or as otherwise provided by the CBCA.

Section 1.06 MERGER SUB. Parent shall cause Merger Sub to be formed prior to the Closing Date as a wholly-owned subsidiary of Parent and to fulfill the obligations of Merger Sub provided herein.

                                 ARTICLE II

                             TREATMENT OF SHARES

Section 2.01 EFFECT OF THE MERGER ON CAPITAL STOCK. At the Effective Time, by virtue of the Merger and without any action on the part of any holder of any capital stock of the Company or Merger Sub:

   (a) Shares of Merger Sub Stock. Each share of common stock, no par value, of Merger Sub (the "Merger Sub Common Stock") that is issued and outstanding immediately prior to the Effective Time shall remain outstanding unchanged by reason of the Merger as one fully paid and nonassessable share of common stock, no par value, of the Surviving Corporation.

   (b) Cancellation of Certain Company Common Stock. Each share of common stock, par value $5.00 per share, of the Company (the "Company Common Stock") that is owned by the Company as treasury stock and all shares of Company Common Stock that are owned by Parent shall be canceled and shall cease to exist, and no stock of Parent or other consideration shall be delivered in exchange therefor.

   (c) Conversion of Company Common Stock.  Subject to the provisions of this
Section 2.01, each share of Company Common Stock, other than Dissenting Shares (as defined in Section 2.01(n)) and shares canceled pursuant to Section 2.01(b), issued and outstanding immediately prior to the Effective Time (other than shares held as treasury shares by the Company) shall by virtue of the Merger and without any action on the part of the holder thereof, be converted into the right to receive (i) $45.00 in cash (as such amount may be adjusted in accordance with Section 2.01(o) hereof, the "Cash Consideration") or (ii) a number of validly issued, fully paid and nonassessable shares of Parent Common Stock equal to the Exchange Ratio (as defined below) (the "Stock Consideration") or (iii) the right to receive a combination of cash and shares of Parent Common Stock determined in accordance with this Section (the "Mixed Consideration"). The "Exchange Ratio" shall be equal to the Cash Consideration divided by the Parent Share Price (as defined below). The "Parent Share Price" shall be equal to the average of the closing prices of the shares of Parent Common Stock on the New York Stock Exchange ("NYSE") Composite Transactions Reporting System, as reported in The Wall Street Journal, for the 20 trading days immediately preceding the second trading day prior to the Effective Time.

   (d) Cash Election. Subject to the immediately following sentence, each record holder of shares of Company Common Stock immediately prior to the Effective Time shall be entitled to elect to receive cash for all or any part of such holder's shares of Company Common Stock (a "Cash Election"). Notwithstanding the foregoing and subject to Section 2.01(l), the aggregate number of shares of Company Common Stock that may be converted into the right to receive cashin the Merger (the "Cash Election Number") will be 55% of the total number of shares of Company Common Stock issued and outstanding as of the close of business on the third trading day prior to the Effective Time. Cash Elections shall be made on a form designed for that purpose (a "Form of Election"). A holder of record of shares of Company Common Stock who holds such shares as nominee, trustee or in another representative capacity (a "Representative") may submit multiple Forms of Election, provided that such Representative certifies that each such Form of Election covers all the shares of Company Common Stock held by such Representative for a particular beneficial owner.

   (e) Cash Election Shares. If the aggregate number of shares of Company Common Stock covered by Cash Elections (the "Cash Election Shares") exceeds the Cash Election Number, each Cash Election Share shall be converted into
(i) the right to receive an amount in cash, without interest, equal to the product of (a) the Cash Consideration and (b) a fraction (the "Cash Fraction"), the numerator of which shall be the Cash Election Number and the denominator of which shall be the total number of Cash Election Shares, and (ii) a number of shares of Parent Common Stock equal to the product of (a) the Exchange Ratio and (b) a fraction equal to one minus the Cash Fraction.

   (f) Stock Election. Subject to the immediately following sentence, each record holder of shares of Company Common Stock immediately prior to the Effective Time shall be entitled to elect to receive shares of Parent Common Stock for all or any part of such holder's shares of Company Common Stock (a "Stock Election"). Notwithstanding the foregoing and subject to Section 2.01(l), the aggregate number of shares of Company Common Stock that may be converted into the right to receive shares of Parent Common Stock in the Merger (the "Stock Election Number") shall be 45% of the total number of shares of Company Common Stock issued and outstanding as of the close of business on the third trading day prior to the Effective Time. Stock Elections shall be made on a Form of Election. A Representative may submit multiple Forms of Election, provided that such Representative certifies that each such Form of Election covers all the shares of Company Common Stock held by such Representative for a particular beneficial owner.

   (g) Stock Election Shares. If the aggregate number of shares of Company Common Stock covered by Stock Elections (the "Stock Election Shares") exceeds the Stock Election Number, each Stock Election Share shall be converted into
(i) the right to receive a number of shares of Parent Common Stock, equal to the product of (a) the Exchange Ratio and (b) a fraction (the "Stock Fraction"), the numerator of which shall be the Stock Election Number and the denominator of which shall be the total number of Stock Election Shares, and
(ii) an amount in cash, without interest, equal to the product of (a) the Cash Consideration and (b) a fraction equal to one minus the Stock Fraction.

   (h) Mixed Election. Subject to the immediately following sentence, each record holder of shares of Company Common Stock immediately prior to the Effective Time shall be entitled to elect to receive shares of Parent Common Stock for part of such holder's shares of Company Common Stock and cash for the remaining part of such holder's shares of Company Common Stock (the "Mixed Election" and, collectively with Stock Election and Cash Election, the "Election"). Mixed Elections shall be made on a Form of Election. A Representative may submit multiple Forms of Election, provided that such Representative certifies that each such Form of Election covers all the shares of Company Common Stock held by such Representative for a particular beneficial owner. With respect to each holder of Company Common Stock who makes a Mixed Election, the shares of Company Common Stock such holder elects to be converted into the right to receive Cash Consideration shall be treated as Cash Election Shares for purposes of the provisions contained in Sections 2.01(d), (e) and
(l), and the shares such holder elects to be converted into the right to receive shares of Parent Common Stock shall be treated as Stock Election
Shares for purposes of the provisions contained in Sections 2.01(f), (g) and
(l).

   (i) Form of Election. To be effective, a Form of Election must be properly completed, signed and submitted to Parent's transfer agent and registrar, as paying agent (the "Paying Agent"), and accompanied by the certificates representing the shares of Company Common Stock ("Company Certificates") as to which the election is being made (or by an appropriate guarantee of delivery of such Company Certificate signed by a firm that is a member of any registered national securities exchange or a member of the National Association of Securities Dealers, Inc. or a bank, broker, dealer, credit union, savings association or other entity that is a member in good standing of the Securities Transfer Agent's Medallion Program, the New York Stock Exchange Medallion Signature Guarantee Program or the Stock Exchange Medallion Program). Parent shall have the discretion, which it may delegate in whole or in part to the Paying Agent, to determine whether Forms of Election have been properly completed, signed and submitted or revoked and to disregard immaterial defects in Forms of Election. The decision of Parent (or the Paying Agent) in such matters shall be conclusive and binding. Neither Parent nor the Paying Agent shall be under any obligation to notify any person of any defect in a Form of Election submitted to the Paying Agent. The Paying Agent shall also make all computations contemplated by this Section 2.01, and all such computations shall be conclusive and binding on the holders of shares of Company Common Stock.

   (j) Deemed Non-Election. For the purposes hereof, a holder of shares of Company Common Stock who does not submit a Form of Election that is received by the Paying Agent prior to the Election Deadline (as defined in Section 2.01(k)) (the "No Election Shares") shall be deemed not to have made a Cash Election, Stock Election or Mixed Election. If Parent or the Paying Agent shall determine that any purported Election was not properly made, the shares subject to such improperly made Election shall be treated as No Election Shares. No Election Shares may be treated by the Company, in its sole discretion, as Cash Election Shares or Stock Election Shares.

   (k) Election Deadline. Parent and the Company shall each use its best efforts to cause copies of the Form of Election to be mailed to the record holders of Company Common Stock not less than thirty days prior to the Effective Time and to make the Form of Election available to all persons who become record holders of Company Common Stock subsequent to the date of such mailing and no later than the close of business on the seventh business day prior to the Effective Time. A Form of Election must be received by the Paying Agent by 5:00 p.m., New York City time, on the second day after the Effective Time, unless extended by the Company (the "Election Deadline") in order to be effective. All elections may be revoked until the Election Deadline in writing by the record holders submitting Forms of Election.

   (l) Adjustment Per Tax Opinion. Notwithstanding anything in this Article II to the contrary (other than the last sentence of Section 2.01(m)), the number of shares of Company Common Stock to be converted into the right to receive the Stock Consideration in the Merger shall be not less than that number which would cause the ratio of (i) the closing price per share of Parent Common
Stock on the Closing Date times the aggregate number of shares of Parent Common Stock to be issued as Stock Consideration pursuant to Section 2.01(c), to (ii) the sum of (v) the amount set forth in the preceding clause (i) plus (w) the aggregate Cash Consideration to be issued pursuant to Section 2.01(c) plus (x) the number of Dissenting Shares times the per share fair value of such shares determined pursuant to Section 2.01(n) of this Agreement or, if such fair value has not been determined as of the date the calculation required by this Section 2.01(l) is required to be made, then times the per share Cash Consideration, plus (y) any other amounts paid by the Company (or any affiliate thereof) to, or on behalf of, any Company shareholder in connection with the sale, redemption or other disposition of any Company stock in connection with the Merger for purposes of Treasury Regulation Sections 1.368-1(e) and 1.368-1T(e) plus (z) any extraordinary dividend distributed by the Company prior to and in connection with the Merger for purposes of Treasury Regulation Sections 1.368-1(e) and 1.368-1T(e), to be 45%. To the extent the application of this
Section 2.01(l) results in the number of shares of Company Common Stock to be converted into the right to receive the Stock Consideration in the Merger being increased, the number of such shares to be converted into the right to receive the Cash Consideration will be decreased.

   (m) Anti-Dilution Provisions. In the event Parent (i) changes (or establishes a record date for changing) the number of shares of Parent Common Stock issued and outstanding prior to the Effective Time as a result of a stock split, stock dividend, stock combination, recapitalization, reclassification, reorganizationor similar transaction with respect to the outstanding Parent Common Stock or (ii) pays or makes an extraordinary dividend or distribution in respect of Parent Common Stock (other than a distribution referred to in clause
(i) of this sentence) and, in either case, the record date therefor shall be prior to the Effective Time, the Merger Consideration (as defined in Section 2.02(b)) shall be proportionately adjusted. Regular quarterly cash dividends and increases thereon shall not be considered extraordinary for purposes of the preceding sentence. If, between the date hereof and the Effective Time, Parent shall merge or consolidate with or into any other corporation (a "Business Combination") and the terms thereof shall provide that Parent Common Stock shall be converted into or exchanged for the shares of any other corporation or entity, then provision shall be made so that shareholders of the Company who would be entitled to receive shares of Parent Common Stock pursuant to this Agreement shall be entitled to receive, in lieu of each share of Parent Common Stock issuable to such shareholders as provided herein, the same kind and amount of securities or assets as shall be distributable upon such Business Combination with respect to one share of Parent Common Stock and (subject to the satisfaction of the condition set forth in Section 8.03(f)) the parties hereto shall agree on an appropriate restructuring of the transactions contemplated herein.

   (n) Dissenting Shares. Each outstanding share of Company Common Stock the holder of which has perfected his right to dissent under applicable law and has not effectively withdrawn or lost such right as of the Effective Time (the "Dissenting Shares") shall not be converted into or represent a right to receive the Merger Consideration (as defined below), and the holder thereof shall be entitled only to such rights as are granted by applicable law; provided, however, that any Dissenting Share held by a person at the Effective Time who shall, after the Effective Time, withdraw the demand for payment for shares or lose the right to payment for shares, in either case pursuant to the Business Corporation Law of the State of Connecticut, shall be deemed to be converted into, as of the Effective Time, the right to receive cash pursuant to Section 2.01(c) in the same manner as if such shares were Cash Election Shares. The Company shall give Parent prompt notice upon receipt by the Company of any such written demands for payment of the fair value of such shares of Company Common Stock and of withdrawals of such notice and any other instruments provided pursuant to applicable law. Any payments made in respect of Dissenting Shares shall be made by the Surviving Corporation.

   (o) Adjustment in Amount of Cash Consideration. In the event that the Closing Date shall not have occurred on or prior to the date that is the six
(6) month anniversary of the date on which the Company Shareholders' Approval (as defined in Section 4.13) is obtained (the "Adjustment Date"), the Cash Consideration shall be increased, for each day after the Adjustment Date up to and including the day which is one day prior to the earlier of the Closing Date or the Extended Termination Date (as defined in Section 9.01(b)), by an amount equal to $0.005.

Section 2.02  EXCHANGE OF CERTIFICATES.

   (a) Deposit with Exchange Agent. As soon as practicable after the Effective Time, the Surviving Corporation shall deposit with a bank or trust company mutually agreeable to Parent and the Company (the "Exchange Agent"), pursuant to an agreement in form and substance reasonably acceptable to Parent and the Company an amount of cash and certificates representing shares of Parent
Common Stock required to effect the conversion of Company Common Stock into Parent Common Stock and cash in accordance with Section 2.01(c).

   (b) Exchange and Payment Procedures. As soon as practicable after the Effective Time, Parent shall cause the Paying Agent to mail to each holder of record as of the Effective Time of a certificate or certificates representing shares of Company Common Stock (the "Certificates") that have been converted pursuant to Section 2.01: (i) a letter of transmittal (which shall specify that delivery shall be effected, and risk of loss and title to the Certificates shall pass, only upon actual delivery of the Certificates to the Paying Agent) and (ii) instructions for effecting the surrender of the Certificates and receiving the Merger Consideration to which such holder shall be entitled therefor pursuant to Section 2.01. Upon surrender of a Certificate to the Paying Agent for cancellation, together with a duly executed letter of transmittal and such other documents as the Paying Agent may require, the holder of such Certificate shall be entitled to receive in exchange therefor
(i) a certificate representing that number of shares of Parent Common Stock (the "Parent Shares") into which the shares of Company Common Stock previously represented by such Certificate are converted in accordance with Section 2.01(c), (ii) the cash to which such holder is entitled in accordance with
Section 2.01(c), and (iii) the cash in lieu of fractional Parent Shares to which such holder has the right to receive pursuant to Section 2.02(d) (the shares of Parent Common Stock and cash described in clauses (i), (ii) and
(iii) above being referred to collectively as the "Merger Consideration").
In the event the Merger Consideration is to be delivered to any person who is not the person in whose name the Certificate surrendered in exchange therefor is registered in the transfer records of the Company, the Merger Consideration may be delivered to a transferee if the Certificate is presented to the Paying Agent, accompanied by all documents required to evidence and effect such transfer and by evidence satisfactory to the Paying Agent that any applicable stock transfer taxes have been paid. Until surrendered as contemplated by this
Section 2.02, each Certificate (other than a certificate representing shares of Company Common Stock to be canceled in accordance with Section 2.01(b)) shall be deemed at any time after the Effective Time to represent only the right to receive upon such surrender the Merger Consideration contemplated by this
Section 2.02. No interest will be paid or will accrue on any cash payable to holders of Certificates pursuant to provisions of this Article II.

   (c) Distributions with Respect to Unexchanged Shares. No dividends or other distributions declared or made after the Effective Time with respect to Parent Shares with a record date after the Effective Time shall be paid to the holder of any unsurrendered Certificate with respect to the Parent Shares represented hereby and no cash payment in lieu of fractional shares shall be paid to any such holder pursuant to Section 2.02(d) until the holder of record of such Certificate shall surrender such Certificate. Subject to the effect of unclaimed property, escheat and other applicable laws, following surrender of any such Certificate, there shall be paid to the record holder of the certificates representing whole Parent Shares issued in exchange therefor, without interest, (i) at the time of such surrender, the amount of any cash payable in lieu of a fractional share of Parent Common Stock to which such holder is entitled pursuant to Section 2.02(d) and the amount of dividends or other distributions with a record date after the Effective Time theretofore paid with respect to such whole Parent Shares and (ii) at the appropriate payment date, the amount of dividends or other distributions with a record date after the Effective Time but prior to surrender and a payment date subsequent to surrender payable with respect to such whole Parent Shares.

   (d) No Fractional Securities. In lieu of any such fractional securities, each holder of Company Common Stock who would otherwise have been entitled to a fraction of a share of Parent Common Stock upon surrender of Certificates for exchange pursuant to this Article II will be paid an amount in cash (without interest) equal to such holder's proportionate interest in the net proceeds from the sale or sales in the open market by the Exchange Agent, on behalf of all such holders, of the aggregate fractional shares of Parent Common Stock issued pursuant to this Article II. As soon as practicable following the Effective Time, the Exchange Agent shall determine the excess of (i) the number of full shares of Parent Common Stock delivered to the Exchange Agent by Parent over (ii) the aggregate number of full shares of Parent Common Stock to be distributed to holders of Company Common Stock (such excess being herein called the "Excess Parent Common Shares"). The Exchange Agent, as agent for the former holders of Company Common Stock, shall sell the Excess Parent Common Shares at the prevailing prices on the New York Stock Exchange (the "NYSE"); provided, however, that neither Parent nor any person related to Parent within the meaning of Treasury Regulations Section 1.368-1(c)(2) shall be permitted to acquire, directly or indirectly, any such Excess Parent Common Shares. The sales of the Excess Parent Common Shares by the Exchange Agent shall be executed on the NYSE through one or more member firms of the NYSE and shall be executed in round lots to the extent practicable. Parent shall pay all commissions, transfer taxes and other out-of-pocket transaction costs, including the expenses and compensation of the Exchange Agent, incurred in connection with such sale of Excess Parent Common Shares. Until the net proceeds of such sale have been distributed to the former holders of Company Common Stock, the Exchange Agent will hold such proceeds in trust for such former holders. As soon as practicable after the determination of the amount of cash to be paid to former holders of Company Common Stock in lieu of any fractional interests, the Exchange Agent shall make available in accordance with this Agreement such amounts to such former holders.

   (e) Closing of Transfer Books. If, after the Effective Time, Certificates are presented to the Surviving Corporation, they shall be canceled and exchanged for certificates representing the appropriate number of Parent Shares and the appropriate amount of cash as provided in Section 2.01 and in this
Section 2.02.

   (f) Termination of Exchange Agent. Any certificates representing Parent Shares deposited with the Exchange Agent pursuant to Section 2.02(a) and not exchanged within six months after the Effective Time pursuant to this
Section 2.02 shall be returned by the Exchange Agent to Parent, which shall thereafter act as Exchange Agent. All funds held by the Exchange Agent for payment to the holders of unsurrendered Certificates and unclaimed at the end of one year from the Effective Time shall be returned to the Surviving Corporation, after which time any holder of unsurrendered Certificates shall look as a general creditor only to Parent for payment of such funds to which such holder may be due, subject to applicable law.

   (g) Escheat. The Company shall not be liable to any person for such shares or funds delivered to a public official pursuant to any applicable abandoned property, escheat or similar law.

   (h) Withholding Rights. Each of the Surviving Corporation and Parent shall be entitled to deduct and withhold from the consideration otherwise payable pursuant to this Agreement to any holder of Company Common Stock such amounts as it is required to deduct and withhold with respect to the making of such payment under the Code, or any provision of state, local or foreign tax law. To the extent that amounts are so withheld by the Surviving Corporation or the Parent, as the case may be, such withheld amounts shall be treated for all purposes of the Agreement as having been paid to the holder of the shares of Company Common Stock in respect of which such deduction and withholding was made by the Surviving Corporation or Parent, as the case may be.

                                 ARTICLE III

                                 THE CLOSING

Section 3.01 CLOSING. The closing of the Merger (the "Closing") shall take place at the offices of Winthrop, Stimson, Putnam & Roberts, Stamford, Connecticut, at 10:00 a.m., New York City time, on the second business day immediately following the date on which the last of the conditions set forth in
Article VIII hereof is fulfilled or waived (other than conditions that by their nature are required to be performed on the Closing Date, but subject to satisfaction of such conditions), or at such other time and date and place as the Company and Parent shall mutually agree (the "Closing Date").

                                 ARTICLE IV

                REPRESENTATIONS AND WARRANTIES OF THE COMPANY

The Company represents and warrants to Parent as follows:

Section 4.01  ORGANIZATION AND QUALIFICATION.  Except as set forth in Section
4.01 of the Company Disclosure Schedule (as defined in Section 7.06(ii)), the Company and each of its subsidiaries (as defined below) is a corporation duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation or organization, has all requisite corporate power and authority, and has been duly authorized by all necessary approvals and orders, to own, lease and operate its assets and properties to the extent owned, leased and operated and to carry on its business as it is now being conducted and is duly qualified and in good standing to do business in each jurisdiction in which the nature of its business or the ownership or leasing of its assets and properties makes such qualification necessary, other than in such jurisdictions where the failure to be so qualified and in good standing would not, when taken together with all other such failures, reasonably be expected to have a material adverse effect on the business, properties, financial condition or results of operations or prospects of the Company and its subsidiaries taken as a whole or on the consummation of this Agreement (any such material adverse effect being hereafter referred to as a "Company Material Adverse Effect"). As used in this Agreement, the term "subsidiary" of a person shall mean any corporation or other entity (including partnerships and other business associations) of which a majority of the outstanding capital stock or other voting securities having voting power under ordinary circumstances to elect directors or similar members of the governing body of such corporation or entity shall at the time be held, directly or indirectly, by such person.

Section 4.02 SUBSIDIARIES. Section 4.02 of the Company Disclosure Schedule sets forth a description as of the date hereof, of all material subsidiaries and joint ventures of the Company, including the name of each such entity, the state or jurisdiction of its incorporation or organization, the Company's interest therein and a brief description of the principal line or lines of business conducted by each such entity. As of the date hereof, the Company is an exempt holding company under the Public Utility Holding Company Act of 1935, as amended (the "1935 Act"). Except as set forth in Section 4.02 of the Company Disclosure Schedule, all of the issued and outstanding shares of capital stock owned by the Company of each Company subsidiary are validly issued, fully paid, nonassessable and free of preemptive rights, and are owned, directly or indirectly, by the Company free and clear of any liens, claims, encumbrances, security interests, equities, charges and options of any nature whatsoever, and there are no outstanding subscriptions, options, calls, contracts, voting trusts, proxies, rights or warrants, including any right of conversion or exchange under any outstanding security, instrument or other agreement, obligating any such subsidiary to issue, deliver or sell, or cause to be issued, delivered or sold, additional shares of its capital stock or obligating it to grant, extend or enter into any such agreement or commitment, except for any of the foregoing that could not reasonably be expected to have a Company Material Adverse Effect. As used in this Agreement, the term "joint venture" of a person shall mean any corporation or other entity (including partnerships and other business associations) that is not a subsidiary of such person, in which such person or one or more of its subsidiaries owns an equity interest, other than equity interests held for passive investment purposes which are less than 10% of any class of the outstanding voting securities or equity of any such entity.

Section 4.03 CAPITALIZATION. The authorized capital stock of the Company consists of 20,000,000 shares of Company Common Stock. As of the close of business on June 11, 1999 there were issued and outstanding 10,625,886 shares of Company Common Stock. All of the issued and outstanding shares of the capital stock of the Company are validly issued, fully paid, nonassessable and free of preemptive rights. Except as set forth in Section 4.03 of the Company Disclosure Schedule, as of the date hereof, there are no outstanding subscriptions, options, calls, contracts, voting trusts, proxies, rights or warrants, including any right of conversion or exchange under any outstanding security, instrument or other agreement, obligating the Company or any of the subsidiaries of the Company to issue, deliver or sell, or cause to be issued, delivered or sold, additional shares of the capital stock of the Company, or obligating the Company to grant, extend or enter into any such agreement or commitment.

Section 4.04  AUTHORITY; NON-CONTRAVENTION; STATUTORY APPROVALS; COMPLIANCE.

   (a) Authority. The Company has all requisite corporate power and authority to enter into this Agreement and, subject to obtaining the Company Shareholders' Approval (as defined in Section 4.13) and the Company Required Statutory Approvals (as defined in Section 4.04(c)), to consummate the transactions contemplated hereby. The execution and delivery of this Agreement and the consummation by the Company of the transactions contemplated hereby have been duly authorized by all necessary corporate action on the part of the Company subject to obtaining the Company Shareholders' Approval. This Agreement has been duly and validly executed and delivered by the Company and, assuming the due authorization, execution and delivery by the other signatories hereto, constitutes the valid and binding obligations of the Company enforceable against it in accordance with their terms.

   (b) Non-Contravention. Except as set forth in Section 4.04(b) of the Company Disclosure Schedule, the execution and delivery of this Agreement by the Company do not, and the consummation of the transactions contemplated hereby will not, violate, conflict with, or result in a breach of any provision of, or constitute a default (with or without notice or lapse of time or both) under, or result in a right of termination, cancellation, or acceleration of any obligation under, or result in the creation of any lien, security interest, charge or encumbrance ("Liens") upon any of the properties or assets of the Company or any of its subsidiaries (any such violation, conflict, breach, default, right of termination, cancellation or acceleration, loss or creation, a "Violation" with respect to the Company (such term when used in Article V having a correlative meaning with respect to Parent)) pursuant to any provisions of (i) the articles of organization, by-laws or similar governing documents of the Company, any of its subsidiaries or any of its joint ventures,
(ii) subject to obtaining the Company Required Statutory Approvals and the receipt of the Company Shareholders' Approval, any statute, law, ordinance, rule, regulation, judgment, decree, order, injunction, writ, permit or license of any Governmental Authority (as defined in Section 4.04(c)) applicable to the Company, any of its subsidiaries or any of its joint ventures, or any of their respective properties or assets or (iii) subject to obtaining the third-party consents or other approvals set forth in Section 4.04(b) of the Company Disclosure Schedule (the "Company Required Consents") any note, bond, mortgage, indenture, deed of trust, license, franchise, permit, concession, contract, lease or other instrument, obligation or agreement of any kind to which the Company, any of its subsidiaries or any of its joint ventures is a party or by which it or any of its properties or assets may be bound or affected, excluding from the foregoing clauses (i), (ii) and (iii) such Violations as would not reasonably be expected to have, in the aggregate, a Company Material Adverse Effect.

   (c) Statutory Approvals. Except as described in Section 4.04(c) of the Company Disclosure Schedule, no declaration, filing or registration with, or notice to or authorization, consent or approval of, any court, federal, state, local or foreign governmental or regulatory body (including a stock exchange or other self-regulatory body) or authority (each, a "Governmental Authority") is necessary for the execution and delivery of this Agreement by the Company or the consummation by the Company of the transactions contemplated hereby, the failure to obtain, make or give which would reasonably be expected to have, in the aggregate, a Company Material Adverse Effect (the "Company Required Statutory Approvals"), it being understood that references in this Agreement to "obtaining" such Company Required Statutory Approvals shall mean making such declarations, filings or registrations, giving such notices, obtaining such authorizations, consents or approvals and having such waiting periods expire, if any, as are necessary to avoid a violation of law.

   (d) Compliance. Except as set forth in Section 4.04(d) or Section 4.11 of the Company Disclosure Schedule, or as disclosed in the Company SEC Reports
(as defined in Section 4.05) filed prior to the date hereof, neither the Company, nor any of its subsidiaries nor (to the best of its knowledge) any of its joint ventures is in violation of or has been given notice of any purported violation of, any law, statute, order, rule, regulation or judgment (including, without limitation, any applicable Environmental Law, as defined in Section 4.11(f)(ii)) of any Governmental Authority except for violations that, in the aggregate, are not reasonably expected to have a Material Adverse Effect. Except as set forth in Section 4.04(d) of the Company Disclosure Schedule or in Section 4.11 of the Company Disclosure Schedule or as disclosed in the Company SEC Reports, the Company and its subsidiaries have all permits, licenses, franchises and other governmental authorizations, consents and approvals necessary to conduct their respective businesses as currently conducted in all respects, except those which the failure to obtain would, in the aggregate, not reasonably be expected to have a Company Material Adverse Effect. Except as set forth in Section 4.04(d) of the Company Disclosure Schedule or as disclosed in the Company SEC Reports, the Company and each of its subsidiaries are not in breach or violation of or in default in the performance or observance of any term or provision of, and no event has occurred which, with lapse of time or action by a third party, could result in a default under, (i) its certificate of incorporation or by-laws or (ii) any contract, commitment, agreement, indenture, mortgage, loan agreement, note, lease, bond, license, approval or other instrument to which it is a party or by which it is bound or to which any of its property is subject, except for breaches, violations or defaults that, in the aggregate, are not reasonably expected to have a Company Material Adverse Effect.

   (e) Except as set forth in Section 4.04(e) of the Company Disclosure Schedule, there is no "non-competition" or other similar consensual contract or agreement that restricts the ability of the Company or any of its affiliates to conduct business in any geographic area or that would reasonably be likely to restrict the Surviving Corporation or any of its affiliates to conduct business in any geographic area.

Section 4.05 REPORTS AND FINANCIAL STATEMENTS. The filings required to be made by the Company and its subsidiaries since September 30, 1996 under the Securities Act of 1933, as amended (the "Securities Act"), the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the 1935 Act, the Federal Power Act, as amended (the "Power Act") and applicable state public utility laws and regulations have been filed with the Securities and Exchange Commission (the "SEC"), the Federal Energy Regulatory Commission (the "FERC") or the appropriate state public utilities commission, as the case may be, including all forms, statements, reports, exhibits and amendments appertaining thereto, and complied, as of their respective dates, in all material respects with all applicable requirements of the appropriate statute and the rules and regulations thereunder. The Company has made available to Parent a true and complete copy of each report, schedule, registration statement and definitive proxy statement filed by the Company with the SEC since September 30, 1996
(as such documents have since the time of their filing been amended, the "Company SEC Reports"). As of their respective dates, the Company SEC Reports did not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. The audited consolidated financial statements and unaudited interim financial statements of the Company included in the Company SEC Reports (collectively, the "Company Financial Statements") have been prepared in accordance with generally accepted accounting principles applied on a consistent basis ("GAAP") (except as may be indicated therein or in the notes thereto and except with respect to unaudited statements as permitted by Form 10-Q of the SEC) and fairly present the consolidated financial position of the Company as of the dates thereof and the consolidated results of operations and cash flows for the periods then ended. True and complete copies of the articles of organization and by-laws of the Company, as in effect on the date hereof, have been made available to Parent.

Section 4.06 ABSENCE OF CERTAIN CHANGES OR EVENTS. Except as disclosed in the Company SEC Reports filed prior to the date hereof or as set forth in
Section 4.06 of the Company Disclosure Schedule, since September 30, 1998, the Company and each of its subsidiaries have conducted their business only in the ordinary course of business consistent with past practice, and there has not been, and no fact or condition exists which has or could reasonably be expected to have, a Company Material Adverse Effect.

Section 4.07 LITIGATION. Except as disclosed in the Company SEC Reports filed prior to the date hereof or as set forth in Section 4.07, Section 4.09 or
Section 4.11 of the Company Disclosure Schedule, (i) there are no claims, suits, actions or proceedings, pending or threatened, nor are there any investigations or reviews pending or threatened against, relating to or affecting the Company or any of its subsidiaries, and (ii) there are no judgments, decrees, injunctions, rules or orders of any court, governmental department, commission, agency, instrumentality or authority or any arbitrator applicable to the Company or any of its subsidiaries, except for any of the foregoing under clauses (i) and (ii) that individually or in the aggregate would not reasonably be expected to have a Company Material Adverse Effect.

Section 4.08 REGISTRATION STATEMENT AND PROXY STATEMENT. None of the information supplied or to be supplied by or on behalf of the Company for inclusion or incorporation by reference in (i) the registration statement on Form S-4 to be filed with the SEC in connection with the issuance of shares of Parent Common Stock in the Merger (the "Registration Statement") will, at the time the Registration Statement becomes effective under the Securities Act, contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein not misleading and (ii) the proxy statement, in definitive form (the "Proxy Statement"), relating to the Company Special Meeting (as defined below) shall, at the dates mailed to shareholders and at the time of the Company Special Meeting, contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they are made, not misleading; provided that no representation or warranty is made by the Company with respect to statements made or incorporated by reference in the Proxy Statement based on information supplied by Parent or Merger Sub for inclusion or incorporation by reference therein. The Registration Statement and the Proxy Statement, insofar as they relate to the Company or any of its subsidiaries, shall comply as to form in all material respects with the applicable provisions of the Securities Act and the Exchange Act and the rules and regulations thereunder.

Section 4.09 TAX MATTERS. "Taxes," as used in this Agreement, means any federal, state, county, local or foreign taxes, charges, fees, levies or other assessments, including, without limitation, all net income, gross income, sales and use, ad valorem, transfer, gains, profits, excise, franchise, real and personal property, gross receipts, capital stock, production, business and occupation, disability, employment, payroll, license, estimated, stamp, custom duties, severance or withholding taxes or charges imposed by any governmental entity, and includes any interest and penalties (civil or criminal) on or additions to any such taxes. "Tax Return," as used in this Agreement, means a report, return or other written information required to be supplied to a governmental entity with respect to Taxes including, where permitted or required, combined or consolidated returns for any group of entities that includes the Company or any of its subsidiaries, on the one hand, or Parent or any of its subsidiaries, on the other hand.

Except as disclosed in Section 4.09 of the Company Disclosure Schedule:

   (a) Filing of Timely Tax Returns. The Company and each of its subsidiaries have duly filed (or there has been filed on its behalf) within the time prescribed by law all material Tax Returns required to be filed by each of them under applicable law. All such Tax Returns were and are in all material respects true, complete and correct.

   (b) Payment of Taxes. The Company and each of its subsidiaries have, within the time and in the manner prescribed by law, paid all material Taxes that are currently due and payable except for those contested in good faith and for which adequate reserves have been taken.

   (c) Tax Reserves. The Company and its subsidiaries have established on their books and records adequate reserves for all Taxes and for any liability for deferred income taxes in accordance with GAAP.

   (d) Extensions of Time for Filing Tax Returns. Neither the Company nor any of its subsidiaries have requested any extension of time within which to file any material Tax Return, which Tax Return has not since been filed.

   (e) Waivers of Statute of Limitations. Neither the Company nor any of its subsidiaries has in effect any extension, outstanding waivers or comparable consents regarding the application of the statute of limitations with respect to any material Taxes or material Tax Returns.

   (f) Expiration of Statute of Limitations. The federal and state income Tax Returns of the Company and each of its subsidiaries either have been examined and settled with the appropriate Tax authority or closed by virtue of the expiration of the applicable statute of limitations for all years through and including 1994, and no deficiency for any Taxes has been proposed, asserted or assessed against the Company or any of its subsidiaries that has not been resolved and paid in full except for those contested in good faith and for which adequate reserves have been established.

   (g) Audit, Administrative and Court Proceedings. No material audits or other administrative proceedings are presently pending or threatened with regard to any Taxes or Tax Returns of the Company or any of its subsidiaries and no currently pending issue has been raised in writing by any Tax authority in connection with any Tax or Tax Return (other than those being contested in good faith and for which adequate reserves have been established).

   (h) Tax Rulings. Neither the Company nor any of its subsidiaries has received a Tax Ruling (as defined below) or entered into a Closing Agreement (as defined below) with any taxing authority that would have a continuing adverse effect after the Closing Date. "Tax Ruling," as used in this Agreement, shall mean a written ruling of a taxing authority relating to Taxes. "Closing Agreement," as used in this Agreement, shall mean a written and legally binding agreement with a taxing authority relating to Taxes.

   (i) Availability of Tax Returns. The Company has provided or made available to Parent complete and accurate copies of (i) all Tax Returns, and any amendments thereto, filed by the Company or any of its subsidiaries covering all years ending on or after December 31, 1993, (ii) all audit reports received from any taxing authority relating to any Tax Return filed by the Company or any of its subsidiaries covering all years ending on or after December 31, 1993, (iii) any Closing Agreements entered into by the Company or any of its subsidiaries with any taxing authority since December 31, 1993 and
(iv) any Tax Ruling received by the Company or any of its subsidiaries from any taxing authority since December 31, 1993.

   (j) Tax Sharing Agreements. Neither the Company nor any of its subsidiaries is a party to any agreement relating to allocating or sharing of Taxes.

   (k) Liability for Others. Neither the Company nor any of its subsidiaries has any liability for any material Taxes of any person other than the Company and its subsidiaries (i) under Treasury Regulation Section 1.1502-6 (or any similar provision of state, local or foreign law), (ii) as a transferee or successor, (iii) by contract or (iv) otherwise.

   (l) Code Section 481 Adjustments. Neither the Company nor any of its subsidiaries is required to include in income any adjustment pursuant to Code
Section 481(a) by reason of a voluntary change in accounting method initiated by the Company or any of its subsidiaries for any tax year, and, to the knowledge of the Company, the IRS has not proposed any such adjustment or change in accounting method for any tax year for which the statute of limitations remains open.

   (m) Indebtedness. No indebtedness of the Company or any of its subsidiaries is "corporate acquisition indebtedness" within the meaning of Code Section 279(b).

   (n) Intercompany Transactions. Neither the Company nor any of its subsidiaries has engaged in any intercompany transactions within the meaning of Treasury Regulations Section 1.1502-13 for which any income or gain will remain unrecognized as of the close of the last taxable year prior to the Closing Date.

   (o) Code Section 897. To the best knowledge of the Company, no foreign person owns or has owned beneficially more than five percent of the total fair market value of Company Common Stock during the applicable period specified in
Section 897(c)(1)(A)(ii) of the Code.

   (p) Code Section 355. Neither the Company nor any of its subsidiaries has constituted a "distributing corporation" in a distribution of stock qualifying for tax-free treatment under Section 355 of the Code in the past 24 month period or in a distribution which could otherwise constitute part of a "plan" or a series of "related transactions" (within the meaning of Code Section 355(e)).

Section 4.10  EMPLOYEE MATTERS; ERISA.

   (a) Each "employee benefit plan" (as defined in Section 3(3) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA")), bonus, severance, change in control, deferred compensation, share option or other written agreement, plan, commitment or arrangement relating to employment or fringe benefits for employees, former employees, officers, trustees or directors of the Company or any of its subsidiaries effective as of the date hereof or providing benefits as of the date hereof to current employees, former employees, officers, trustees or directors of the Company or pursuant to which the Company or any of its subsidiaries has or could reasonably be expected to have any liability (collectively, the "Company Employee Benefit Plans") is listed in Schedule 4.10(a) of the Company Disclosure Schedule, is in material compliance with applicable law, and has been administered and operated in all material respects in accordance with its terms. Each Company Employee Benefit Plan which is intended to be qualified within the meaning of
Section 401(a) of the Code has received a favorable determination letter from the IRS as to such qualification and, to the knowledge of the Company, no event has occurred and no condition exists which could reasonably be expected to result in the revocation of, or have any adverse effect on, any such determination.

   (b) Complete and correct copies of the following documents have been made available to Parent as of the date of this Agreement: (i) all Company
Employee Benefit Plans and any related trust agreements or insurance contracts or funding agreement, (ii) the most current summary descriptions and summary of material modifications of each Company Employee Benefit Plan subject to ERISA,
(iii) the three most recent Form 5500s and Schedules thereto for each Company Employee Benefit Plan subject to such reporting, (iv) the most recent determination of the IRS with respect to the qualified status of each Company Employee Benefit Plan that is intended to qualify under Section 401(a) of the Code, (v) the most recent accountings with respect to each Company Employee Benefit Plan funded through a trust and (vi) the most recent actuarial report of the qualified actuary of each Company Employee Benefit Plan with respect to which actuarial valuations are conducted.

   (c)  Each Company Employee Benefit Plan subject to the requirements of
Section 601 of ERISA has been operated in material compliance therewith. The Company has not contributed to a nonconforming group health plan (as defined in Code Section 5000(c)) and no person under common control with the Company within the meaning of Section 414 of the Code ("ERISA Affiliate") has incurred a tax liability under Code Section 5000(a) that is or could reasonably be expected to be a liability of the Company.

   (d) Except as set forth in Schedule 4.10(d) of the Company Disclosure Schedule, each Company Employee Benefit Plan covers only employees who are employed by the Company or a subsidiary (or former employees or beneficiaries with respect to service with the Company or a subsidiary).

   (e) Except as set forth in Schedule 4.10(e) of the Company Disclosure Schedule, neither the Company, any subsidiary, any ERISA Affiliate nor any other corporation or organization controlled by or under common control with any of the foregoing within the meaning of Section 4001 of ERISA has at any time contributed to any "multiemployer plan," as that term is defined in
Section 4001 of ERISA.

   (f) No event has occurred, and there exists no condition or set of circumstances in connection with any Company Employee Benefit Plan, under which the Company or any subsidiary, directly or indirectly (through any indemnification agreement or otherwise), could be subject to any liability under Section 409 of ERISA, Section 502(i) of ERISA, Title IV of ERISA or
Section 4975 of the Code except for instances of non-compliance which, individually or in the aggregate, could not reasonably be expected to have a Company Material Adverse Effect.

   (g) Neither the Company nor any ERISA Affiliate has incurred any liability to the Pension Benefit Guaranty Corporation (the "PBGC") under Section 302(c)(ii), 4062, 4063, 4064 or 4069 of ERISA, or otherwise that has not been satisfied in full and no event or condition exists or has existed which could reasonably be expected to result in any such material liability. As of the date of this Agreement, no "reportable event" within the meaning of Section 4043 of ERISA has occurred with respect to any Company Employee Benefit Plan that is a defined benefit plan under Section 3(35) of ERISA.

   (h) Except as set forth in Schedule 4.10(h) of the Company Disclosure Schedule, no employer securities, employer real property or other employer property is included in the assets of any Company Employee Benefit Plan.

   (i) Except as set forth in Section 4.10(i) of the Company Disclosure Schedule, full payment has been made of all material amounts which the Company or any affiliate thereof was required under the terms of Company Employee Benefit Plans to have paid as contributions to such plans on or prior to the Effective Time (excluding any amounts not yet due) and no Company Employee Benefit Plan which is subject to Part III of Subtitle B of Title I of ERISA has incurred any "accumulated funding deficiency" within the meaning of Section 302 of ERISA or Section 412 of the Code, whether or not waived.

  (j) Except as set forth in Schedule 4.10(j) of the Company Disclosure Schedule, no material amounts payable under any Company Employee Benefit Plan or other agreement, contract, or arrangement will fail to be deductible for federal income tax purposes by virtue of Section 280G or Section 162(m) of the Code. Except as set forth in Schedule 4.10(j), the transactions contemplated by this Agreement will not result in accelerated vesting or accelerated payment of benefits under any Company Employee Benefit Plan.

   (k) Except as set forth in Section 4.10(k) of the Company Disclosure Schedule, neither the Company nor any of its subsidiaries is a party to any collective bargaining agreement or other labor agreement with any union or labor organization. No labor organization or group of employees of the Company or any of its subsidiaries has made a pending demand for recognition or certification, and there are no representation or certification proceedings or petitions seeking a representation proceeding presently pending or, to the knowledge of the Company, threatened to be brought or filed, with the National Labor Relations Board or any other labor relations tribunal or authority. The Company has delivered or otherwise made available to Parent true, correct and complete copies of the collective bargaining agreements listed in Section 4.10(k) of the Company Disclosure Schedule, together with all amendments, modifications or supplements thereto. Except as set forth in Schedule 4.10(k) of the Company Disclosure Schedule, there are no organizing activities, strikes, work stoppages, slowdowns, lockouts, arbitrations or grievances, or other labor practice charges or disputes pending or, to the knowledge of the Company, threatened against or involving the Company or any of its subsidiaries which could reasonably be expected to have a Company Material Adverse Effect. Each of the Company and its subsidiaries is in compliance with all applicable laws and collective bargaining agreements respecting employment and employment practices, terms and conditions of employment, wages and hours and occupational safety and health, except for non-compliances which in the aggregate could not reasonably be expected to have a Company Material Adverse Effect.

Section 4.11 ENVIRONMENTAL PROTECTION. Except as set forth in Section 4.11 of the Company Disclosure Schedule or in the Company SEC Reports filed prior to the date hereof:

   (a) Compliance. The Company and each of its subsidiaries are in compliance with all applicable Environmental Laws (as defined in Section 4.11(f)(ii)) except where the failure to be in such compliance would not, in the aggregate, reasonably be expected to have a Company Material Adverse Effect, and neither the Company nor any of its subsidiaries has received any written communication from any person or Governmental Authority that alleges that the Company or any of its subsidiaries is not in compliance with applicable Environmental Laws.

   (b) Environmental Permits. The Company and each of its subsidiaries has obtained or has applied for all permits, consents, licenses, variances, certificates, exemptions, orders, franchises, authorizations and approvals necessary under any Environmental Laws (collectively, the "Environmental Permits") for the construction of its facilities or the conduct of its operations, and all such Environmental Permits are in good standing or, where applicable, a renewal application has been timely filed and is pending agency approval, and the Company and its subsidiaries are in compliance with all terms and conditions of the Environmental Permits, except where the failure to obtain or to be in such compliance would not, in the aggregate, reasonably be expected to have a Company Material Adverse Effect.

   (c)  Environmental Claims.  There is no Environmental Claim (as defined in
Section 4.11(f)(i)) pending (i) against the Company or any of its subsidiaries, or (ii) against any real or personal property or operations that the Company or any of its subsidiaries owns, leases or manages, in whole or in part that, if adversely determined, would reasonably be expected to have, in the aggregate, a Company Material Adverse Effect.

   (d) Releases. Except for Releases of Hazardous Materials the liability for which would not reasonably be expected to have, in the aggregate, a Company Material Adverse Effect, there have been no Releases (as defined in Section 4.11(f)(iv)) of any Hazardous Material (as defined in Section 4.11(f)(iii)) that would be reasonably likely to form the basis of any Environmental Claim against the Company or any of its subsidiaries.

   (e) Predecessors. The Company has no knowledge of any Environmental Claim pending or threatened, or of any Release of Hazardous Materials that would be reasonably likely to form the basis of any Environmental Claim, in each case against any person or entity (including, without limitation, any predecessor of the Company or any of its subsidiaries) whose liability the Company or any of its subsidiaries has or may have retained or assumed either contractually or by operation of law, except for Releases of Hazardous Materials the liability for which would not reasonably be expected to have, in the aggregate, a Company Material Adverse Effect.

   (f)  As used in this Agreement:

        (i) "Environmental Claim" means any and all administrative, regulatory or judicial actions, suits, demands, demand letters, directives, claims, liens, investigations, proceedings or notices of noncompliance or violation by any person or entity (including any Governmental Authority) alleging potential liability (including, without limitation, potential responsibility for or liability for enforcement costs, investigatory costs, cleanup costs, governmental response costs, removal costs, remedial costs, natural-resources damages, property damages, personal injuries, fines or penalties) arising out of, based on or resulting from (A) the presence, or Release or threatened Release into the environment, of any Hazardous Materials at any location, whether or not owned, operated, leased or managed by the Company or any of their respective subsidiaries or joint ventures;
or (B) circumstances forming the basis of any violation, or alleged violation, of any Environmental Law; or (C) any and all claims by any third party seeking damages, contribution, indemnification, cost recovery, compensation or injunctive relief resulting from the presence or Release of any Hazardous Materials.

        (ii) "Environmental Laws" means all federal, state, local laws, rules, ordinances and regulations relating to pollution, the environment (including, without limitation, ambient air, surface water, groundwater, land surface or subsurface strata) or protection of human health as it relates to the environment including, without limitation, laws and regulations relating to Releases or threatened Releases of Hazardous Materials, or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of Hazardous Materials.

        (iii) "Hazardous Materials" means (A) any petroleum or petroleum products, radioactive materials, asbestos in any form that is or could become friable, urea formaldehyde foam insulation, coal tar residue, and transformers or other equipment that contain dielectric fluid containing polychlorinated biphenyls ("PCBs") in regulated concentrations; and (B) any chemicals, materials or substances which are now defined as or included in the definition of "hazardous substances", "hazardous wastes," "hazardous materials," "extremely hazardous wastes," "restricted hazardous wastes," "toxic substances," "toxic pollutants," "hazardous constituents" or words of similar import, under any Environmental Law; and (C) any other chemical, material, substance or waste, exposure to which is now prohibited, limited or regulated under any Environmental Law in a jurisdiction in which the Company or any of its subsidiaries or joint ventures operates or has stored, treated or disposed of Hazardous Materials.

        (iv) "Release" means any release, spill, emission, leaking, injection, deposit, disposal, discharge, dispersal, leaching or migration into the atmosphere, soil, surface water, groundwater or property.

Section 4.12 REGULATION AS A UTILITY. Except as set forth in Section 4.12 of the Company Disclosure Schedule, neither the Company nor (in the case of clauses (ii), (iii) and (iv)) any "associate company," "subsidiary company" or "affiliate" (as such terms are defined in the 1935 Act) of the Company is
(i) registered, or required to be registered, under the 1935 Act, (ii) subject to regulation as a "public utility" under the Federal Power Act, (iii) subject to regulation as a "natural-gas company" under the Natural Gas Act, or (iv) subject to regulation as a public utility or public service company (or similar designation) by any state in the United States other than Connecticut or by any foreign country.

Section 4.13 VOTE REQUIRED. The approval of the Merger by two-thirds of the votes entitled to be cast by all holders of Company Common Stock (the "Company Shareholders' Approval") is the only vote of the holders of any class or series of the capital stock of the Company or any of its subsidiaries required to approve this Agreement, the Merger and the other transactions contemplated hereby.

Section 4.14 OPINION OF FINANCIAL ADVISOR. The Company has received the opinion of SG Barr Devlin to the effect that, as of June 14, 1999, the Merger Consideration is fair from a financial point of view to the holders of Company Common Stock.

Section 4.15  OWNERSHIP OF PARENT COMMON STOCK.  Except as set forth in
Section 4.15 of the Company Disclosure Schedule, the Company does not "beneficially own" (as such term is defined for purposes of Section 13(d) of the Exchange Act) any shares of Parent Capital Stock.

Section 4.16  TAKEOVER PROVISIONS; RIGHTS PLANS.

   (a) The Company has taken (and will take) all action required to be taken by it in order to exempt this Agreement and the transactions contemplated hereby from, and this Agreement and the transactions contemplated hereby are exempt from (i) the requirements of any "moratorium," "control share," "fair price" or other anti-takeover laws and regulations (collectively, "Takeover Laws") of the State of Connecticut, including Sections 33-841 and 33-844 of the CBCA, and (ii) the provisions of Section 1 of Article VII of the Restated Certificate of Incorporation of the Company.

   (b) The Company has taken all action necessary so that the entering into of this Agreement and the consummation of the transactions contemplated hereby (including the Merger) do not and will not result in the ability of any person to exercise any Rights under the Rights Agreement, dated as of November 20, 1989, between the Company and Mellon Bank, N.A., as Rights Agent, as amended (the "Company Rights Agreement") or enable or require the Company Rights to separate from the shares of Company Common Stock to which they are attached or to be triggered or become exercisable.

   (c) No "Distribution Date" or "Triggering Event" (as such terms are defined in the Company Rights Plan) has occurred.

Section 4.17 INSURANCE. Except as set forth in Section 4.17(a) of the Company Disclosure Schedule, the Company and each of its subsidiaries is, and has been continuously since January 1, 1993, insured with financially responsible insurers in such amounts and against such risks and losses as are customary in all material respects for companies conducting the business as conducted by the Company and each of its subsidiaries during such time period.

Except as set forth in Section 4.17(b) of the Company Disclosure Schedule, neither the Company nor any of its subsidiaries has received any notice of cancellation or termination with respect to any material insurance policy of the Company or any of its subsidiaries. The insurance policies of the Company and each of its subsidiaries are valid and enforceable policies in all material respects.

Section 4.18 INTELLECTUAL PROPERTY. The Company and each of its subsidiaries own or have adequate rights to use all material trademarks, trade names, patents, service marks, brand marks, brand names, computer programs, databases, industrial designs and copyrights used in the operation of their business (collectively, the "Company Intellectual Property"). Except as set forth in
Section 4.18(a) of the Company Disclosure Schedule, all of the Company Intellectual Property owned by the Company or any of its subsidiaries is free and clear of any and all encumbrances, and neither the Company nor any of its subsidiaries has forfeited or otherwise relinquished any Company Intellectual Property which forfeiture or relinquishment could reasonably be expected to have a Company Material Adverse Effect. To the knowledge of the Company, except as set forth in Section 4.18(b) of the Company Disclosure Schedule, the use of the Company Intellectual Property by the Company or any of its subsidiaries does not infringe upon, violate or constitute a misappropriation of any right, title or interest in any intellectual property right (including, without limitation, any trademark, trade name, patent, service mark, brand mark, brand name, computer program, database, industrial design or copyright) of any other person, and neither the Company nor any of its subsidiaries has received written notice of any claim that any of the Company Intellectual Property is invalid or infringes the asserted rights of any other person, and, to the knowledge of the Company, the Company Intellectual Property owned by the Company has not been used or enforced or has failed to be used or enforced in a manner that would reasonably be expected to result in the abandonment, cancellation or unenforceability of any of such Company Intellectual Property, except for such conflicts, infringements, violations, interferences, claims, invalidity, abandonments, cancellations or unenforceability that could not, individually or in the aggregate, reasonably be expected to have a Company Material Adverse Effect.

Section 4.19 YEAR 2000. The computer software, hardware and firmware (including microprocessors) operated or used by the Company or any of its subsidiaries which is used in the conduct of their business (in both information technology and other applications) is, or by September 30, 1999 will be, capable of providing or being adapted (i) to allow the conduct of the business of the Company and its subsidiaries as currently conducted and
(ii) to provide uninterrupted millennium functionality to record, store, process and present calendar dates falling on or after January 1, 2000 in substantially the same manner and with the same functionality as such software, hardware and firmware records, stores, processes and presents such calendar dates falling on or before December 31, 1999 ("Year 2000 Compliance") other than such interruptions in millennium functionality that could not, individually or in the aggregate, reasonably be expected to result in a Company Material Adverse Effect; provided, however, that the Company makes no representation or warranty with respect to Year 2000 Compliance of any supplier, third-party vendor or governmental body, agency or instrumentality. The Company reasonably believes as of the date hereof that the remaining cost of adaptations referred to in the foregoing sentence will not materially exceed the amounts reflected in the Form 10-Q filed by the Company for the quarter ended March 31, 1999.

Section 4.20 COMMODITY DERIVATIVES AND CREDIT EXPOSURE MATTERS. Except as set forth in Section 4.20 of the Company Disclosure Schedule, the Company and each of its subsidiaries do not in the aggregate have (quantified on a market-to-market basis and calculated with respect to physical and financial positions exposure): (a) natural gas forward price exposure exceeding $1 million,
(b) on-system pipeline transportation (basis) exposure exceeding $1 million or
(c) off-system pipeline transportation (basis) exposure exceeding $1 million.

                                    ARTICLE V

                      REPRESENTATIONS AND WARRANTIES OF PARENT

Parent represents and warrants to the Company as follows:

Section 5.01  ORGANIZATION AND QUALIFICATION.  Except as set forth in Section
5.01 of Parent Disclosure Schedule, Parent and each of its subsidiaries is a Massachusetts business trust or corporation, as the case may be, duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation or organization, has all requisite corporate power and authority, and has been duly authorized by all necessary approvals and orders, to own, lease and operate its assets and properties to the extent owned, leased and operated and to carry on its business as it is now being conducted and is duly qualified and in good standing to do business in each jurisdiction in which the nature of its business or the ownership or leasing of its assets and properties makes such qualification necessary, other than in such jurisdictions where the failure to be so qualified and in good standing would not, when taken together with all other such failures, reasonably be expected to have a material adverse effect on the business, properties, financial condition, results of operations or prospects of Parent and its subsidiaries taken as a whole or on the consummation of this Agreement (any such material adverse effect being hereafter referred to as a "Parent Material Adverse Effect").

Section 5.02 SUBSIDIARIES. Section 5.02 of Parent Disclosure Schedule sets forth a description as of the date hereof of all material subsidiaries and joint ventures of Parent, including the name of each such entity, the state or jurisdiction of its incorporation or organization, Parent's interest therein, and a brief description of the principal line or lines of business conducted by each such entity. As of the date hereof, Parent is a registered holding company under the 1935 Act. Except as set forth in Section 5.02 of Parent Disclosure Schedule, all of the issued and outstanding shares of capital stock of each Parent subsidiary are validly issued, fully paid, nonassessable and free of preemptive rights, and are owned directly or indirectly by Parent free and clear of any liens, claims, encumbrances, security interests, equities, charges and options of any nature whatsoever, and there are no outstanding subscriptions, options, calls, contracts, voting trusts, proxies, rights or warrants, including any right of conversion or exchange under any outstanding security, instrument or other agreement, obligating any such Parent subsidiary to issue, deliver or sell, or cause to be issued, delivered or sold, additional shares of its capital stock or obligating it to grant, extend or enter into any such agreement or commitment; except for any of the foregoing that could not reasonably be expected to have a Parent Material Adverse Effect.

Section 5.03  CAPITALIZATION.

   (a) Except as set forth in Section 5.03 of Parent Disclosure Schedule, the authorized capital stock of Parent consists of 225,000,000 shares of Parent Common Stock. As of the close of business on June 11, 1999, there were issued and outstanding 137,116,862 shares of Parent Common Stock. All of the issued and outstanding shares of the capital stock of Parent are, and will be, validly issued, fully paid, nonassessable and, except as set forth in the Declaration of Trust, free of preemptive rights. Except as set forth in Section 5.03 of Parent Disclosure Schedule, as of the date hereof, there are no outstanding subscriptions, options, calls, contracts, voting trusts, proxies, rights or warrants, including any right of conversion or exchange under any outstanding security, instrument or other agreement, obligating Parent or any of its subsidiaries to issue, deliver or sell, or cause to be issued, delivered or sold, additional shares of the capital stock of Parent, or obligating Parent to grant, extend or enter into any such agreement or commitment.

   (b) The authorized capital stock of Merger Sub, when formed, will consist of not less than 1,000 shares of common stock, no par value ("Merger Sub Common Stock"). Immediately prior to the Effective Time, all of the issued and outstanding shares of Merger Sub Common Stock will be owned by Parent.

Section 5.04  AUTHORITY; NON-CONTRAVENTION; STATUTORY APPROVALS; COMPLIANCE.

   (a) Authority. Parent has all requisite corporate power and authority to enter into this Agreement and, subject to the applicable Parent Required Statutory Approvals (as defined in Section 5.04(c)), to consummate the transactions contemplated hereby. The execution and delivery of this Agreement, and the consummation by Parent of the transactions contemplated hereby have been duly authorized by all necessary corporate action on the part of Parent. This Agreement has been duly and validly executed and delivered by Parent and, assuming the due authorization, execution and delivery by the other signatories hereto, constitutes a valid and binding obligation of Parent enforceable against it in accordance with its terms.

   (b) Non-Contravention. Except as set forth in Section 5.04(b) of Parent Disclosure Schedule, the execution and delivery of this Agreement by Parent do not, and the consummation of the transactions contemplated hereby will not, result in a Violation pursuant to any provisions of (i) the articles of incorporation, by-laws or similar governing documents of Parent or any of its subsidiaries or any of its joint ventures, (ii) subject to obtaining Parent Required Statutory Approvals (as defined in Section 5.04(c)) any statute, law, ordinance, rule, regulation, judgment, decree, order, injunction, writ, permit or license of any Governmental Authority applicable to Parent or any of its subsidiaries or any of its joint ventures or any of their respective properties or assets or (iii) subject to obtaining the third-party consents or other approvals set forth in Section 5.04(b) of Parent Disclosure Schedule (the "Parent Required Consents"), any note, bond, mortgage, indenture, deed of trust, license, franchise, permit, concession, contract, lease or other instrument, obligation or agreement of any kind to which Parent or any of its subsidiaries or any of its joint ventures is a party or by which it or any of its properties or assets may be bound or affected, excluding from the foregoing clauses (i), (ii) and (iii) such Violations as would not reasonably be expected to have, in the aggregate, a Parent Material Adverse Effect.

   (c) Statutory Approvals. Except as described in Section 5.04(c) of Parent Disclosure Schedule, no declaration, filing or registration with, or notice to or authorization, consent or approval of, any Governmental Authority is necessary for the execution and delivery of this Agreement by Parent or the consummation by Parent of the transactions contemplated hereby, the failure to obtain, make or give which would reasonably be expected to have, in the aggregate, a Parent Material Adverse Effect (the "Parent Required Statutory Approvals"), it being understood that references in this Agreement to "obtaining" such Parent Required Statutory Approvals shall mean making such declarations, filings or registrations; giving such notices; obtaining such authorizations, consents or approvals; and having such waiting periods expire, if any, as are necessary to avoid a violation of law.

   (d) Compliance. Except as set forth in Section 5.04(d) or Section 5.11 of Parent Disclosure Schedule, or as disclosed in Parent SEC Reports (as defined in Section 5.05) filed prior to the date hereof, neither Parent nor any of its subsidiaries nor (to the best of its knowledge) any of its joint ventures is in violation of, or has been given notice of any purported violation of, any law, statute, or order, rule, regulation or judgment (including, without limitation, any applicable Environmental Law) of any Governmental Authority, except for violations that, in the aggregate, are not reasonably expected to have, a Parent Material Adverse Effect. Except as set forth in Section
5.04(d) of Parent Disclosure Schedule or in Section 5.11 of Parent Disclosure Schedule or as disclosed in Parent SEC Reports, Parent and its subsidiaries and joint ventures have all permits, licenses, franchises and other governmental authorizations, consents and approvals necessary to conduct their respective businesses as currently conducted in all respects, except those which the failure to obtain would, in the aggregate, not reasonably be expected to have a Parent Material Adverse Effect. Except as set forth in Section 5.04(d) of Parent Disclosure Schedule or as disclosed in Parent SEC Reports, Parent and each of its subsidiaries are not in breach or violation of or in default in the performance or observance of any term or provision of, and no event has occurred which, with lapse of time or action by a third party, could result in a default under (i) its articles of organization or by-laws or
(ii) any material contract, commitment, agreement, indenture, mortgage, loan agreement, note, lease, bond, license, approval or other instrument to which it is a party or by which it is bound or to which any of its property is subject; except for breaches, violations or defaults that, in the aggregate, are not reasonably expected to have, a Parent Material Adverse Effect.

Section 5.05 REPORTS AND FINANCIAL STATEMENTS. The filings required to be made by Parent and its subsidiaries since January 1, 1996 under the Securities Act, the Exchange Act, the 1935 Act, the Power Act and applicable state public utility laws and regulations have been filed with the SEC, the FERC or the appropriate state public utilities commission, as the case may be, including all forms, statements, reports, exhibits and amendments appertaining thereto, and complied, as of their respective dates, in all material respects with all applicable requirements of the appropriate statute and the rules and regulations thereunder. Parent has made available to the Company a true and complete copy of each report, schedule, registration statement and definitive proxy statement filed by Parent or its predecessor with the SEC since
January 1, 1996 (as such documents have since the time of their filing been amended, "Parent SEC Reports"). As of their respective dates, Parent SEC Reports did not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. The audited consolidated financial statements and unaudited interim financial statements of Parent included in Parent SEC Reports (collectively, the "Parent Financial Statements") have been prepared in accordance with GAAP (except as may be indicated therein or in the notes thereto and except with respect to unaudited statements as permitted by Form 10-Q of the SEC) and fairly present the consolidated financial position of Parent as of the dates thereof and the consolidated results of its operations and cash flows for the periods then ended. A true and complete copy of the Declaration of Trust, as in effect on the date hereof, has been made available to the Company.

Section 5.06 ABSENCE OF CERTAIN CHANGES OR EVENTS. Except as disclosed in Parent SEC Reports filed prior to the date hereof or as set forth in Section
5.06 of Parent Disclosure Schedule, since December 31, 1998, Parent and each of its subsidiaries have as of the date hereof conducted their businesses only in the ordinary course of business consistent with past practice and there has not been, and no fact or condition exists, which has or could reasonably be expected to have, a Parent Material Adverse Effect.

Section 5.07 LITIGATION. Except as disclosed in Parent SEC Reports filed prior to the date hereof or as set forth in Section 5.07 of Parent Disclosure Schedule, (i) there are no claims, suits, actions or proceedings, pending or threatened, nor are there any investigations or reviews pending or threatened against, relating to or affecting Parent or any of its subsidiaries, which would have a Parent Material Adverse Effect and (ii) there are no judgments, decrees, injunctions, rules or orders of any court, governmental department, commission, agency, instrumentality or authority or any arbitrator applicable to Parent or any of its subsidiaries, except for such that would not reasonably be expected to have a Parent Material Adverse Effect.

Section 5.08 REGISTRATION STATEMENT AND PROXY STATEMENT. None of the information supplied or to be supplied by or on behalf of Parent for inclusion or incorporation by reference in (i) the Registration Statement will, at the time the Registration Statement becomes effective under the Securities Act, contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein not misleading and (ii) the Proxy Statement shall, at the dates mailed to the Company shareholders and at the time of the Company Special Meeting, contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they are made, not misleading.
The Registration Statement and the Proxy Statement, insofar as they relate to Parent or any Parent subsidiary, shall comply as to form in all material respects with the applicable provisions of the Securities Act and the Exchange Act and the rules and regulations thereunder.

SECTION 5.09 REGULATION AS A UTILITY. Parent is a public utility holding company registered under, and subject to the provisions, of, the 1935 Act.
Section 5.09 of the Parent Disclosure Schedule lists the subsidiaries of Parent that are "public utility companies" within the meaning of Section 2(a)(5) of the 1935 Act and lists the jurisdictions where each such subsidiary is subject to regulation as a public utility company or public service company. Except as set forth above and as set forth in Section 5.09 of the Parent Disclosure Schedule, neither the Parent nor any "subsidiary company" or "affiliate" (as such terms are defined in the 1935 Act) of Parent is subject to regulation as a public utility or public service company (or similar designation) by the Federal government of the United States, any state in the United States or any political subdivision thereof, or any foreign country.

Section 5.10 OWNERSHIP OF THE COMPANY COMMON STOCK. Except as set forth in Section 5.10 of Parent Disclosure Schedule, Parent does not "beneficially own" (as such term is defined for purposes of Section 13(d) of the Exchange
Act) any shares of Company Common Stock.

Section 5.11 ENVIRONMENTAL PROTECTION. Except as would not, in the aggregate, reasonably be expected to result in a Parent Material Adverse Effect, and except for matters disclosed in Parent SEC Reports, (i) Parent and its subsidiaries are in compliance with all applicable Environmental Laws and the terms and conditions of all applicable Environmental Permits, and neither Parent nor any of its subsidiaries has received any written notice from any Governmental Authority that alleges that Parent or any of its subsidiaries is not in material compliance with applicable Environmental Laws or the terms and conditions of all such Environmental Permits, (ii) there are no Environmental Claims pending or threatened (A) against Parent or any of its subsidiaries, or
(B) against any person or entity whose liability for any Environmental Claim Parent or any of its subsidiaries has or may have retained or assumed either contractually or by operation of law and (iii) there has been no Release of Hazardous Materials that would be reasonably likely to form the basis of any Environmental Claim against Parent or any of its subsidiaries.

Section 5.12 FINANCING. Parent has or will have available, prior to the Effective Time, sufficient cash in immediately available funds to pay or to cause Merger Sub to pay all Cash Consideration required to be paid pursuant to
Article II hereof and to consummate the Merger and other transactions contemplated hereby.

                                   ARTICLE VI
                      CONDUCT OF BUSINESS PENDING THE MERGER

Section 6.01 COVENANTS OF THE PARTIES. After the date hereof and prior to the Effective Time or earlier termination of this Agreement, Parent and the Company each agree as follows, each as to itself and to each of its subsidiaries, except as expressly contemplated or permitted in this Agreement, or to the extent the other parties hereto shall otherwise consent in writing:

   (a) Ordinary Course of Business. Except as disclosed in Section 6.01(a) of the Company Disclosure Schedule, the Company shall, and shall cause its subsidiaries to, carry on their respective businesses in the ordinary course in substantially the same manner as heretofore conducted and use all commercially reasonable efforts to (i) preserve intact their present business organizations and goodwill and preserve the goodwill and relationships with customers, suppliers and others having business dealings with them, (ii) subject to prudent management of workforce needs and ongoing programs currently in force, keep available the services of their present officers and employees as a group, and (iii) maintain and keep material properties and assets in as good repair and condition as at present, subject to ordinary wear and tear, and maintain supplies and inventories in quantities consistent with past practice.

   (b) Dividends. The Company shall not, nor shall it permit any of its subsidiaries to: (i) declare or pay any dividends on or make other distributions in respect of any capital stock other than (A) dividends by a direct or indirect subsidiary to the Company, (B) regular quarterly dividends on Company Common Stock that do not exceed the current regular dividends on Company Common Stock; provided that, the Company may increase the annualized amount of such dividends by up to $.04 per share at the Company's regular Board of Directors' meetings in each of June 1999 and June 2000; (ii) split, combine or reclassify any capital stock or the capital stock of any subsidiary or issue or authorize or propose the issuance of any other securities in respect of, in lieu of, or in substitution for, shares of capital stock or the capital stock of any subsidiary; or (iii) redeem, repurchase or otherwise acquire any shares of capital stock or the capital stock of any subsidiary other than (A) redemptions, repurchases and other acquisitions of shares of capital stock in connection with the administration of employee benefit and dividend reinvestment plans as in effect on the date hereof in the ordinary course of the operation of such plans consistent with past practice, or (B) intercompany acquisitions of capital stock. Prior to the Closing Date, each of the parties agrees to cooperate so as not to adversely affect the Company shareholders because of the timing of record, declaration or payment dates.

   (c) Issuance of Securities. Except as set forth in Section 6.01(c) of the Company Disclosure Schedule, the Company shall not, nor shall it permit any of its subsidiaries to, issue, agree to issue, deliver, sell, pledge, dispose of or otherwise encumber any shares of their capital stock of any class or any securities convertible into or exchangeable for, or any rights, warrants or options to acquire, any such shares or convertible or exchangeable securities, other than (i) pursuant to outstanding stock options granted under Employee Benefit Plans, (ii) pursuant to the Company's dividend reinvestment plan as in effect on the date hereof, (iii) in the case of subsidiaries, for issuances of capital stock to the Company or another subsidiary, or (iv) as may be required by the Company Rights Agreement.

   (d) Charter Documents; Other Actions. Neither party shall, nor shall any party permit any of its subsidiaries to, amend its respective articles of organization, by-laws or regulations, or similar organic documents or to take or fail to take any other action, which in any such case would reasonably be expected to prevent or materially impede or interfere with the Merger (except to the extent permitted by Section 6.02 and Article IX).

   (e) Acquisitions. Except as disclosed in Section 6.01(e) of the Company Disclosure Schedule, the Company shall not, nor shall it permit any of its subsidiaries to, acquire or agree to acquire, by merging or consolidating with, or by purchasing a substantial equity interest in or a substantial portion of the assets of, or by any other manner, any business or any corporation, partnership, association or business organization or division thereof, or otherwise acquire or agree to acquire any material amount of assets other than
(i) in the ordinary course of business, and (ii) acquisitions having an aggregate acquisition consideration payable by the Company of not more than $250,000.

   (f) Capital Expenditures. Except (i) as set forth in Section 6.01(f) of the Company Disclosure Schedule, (ii) as may be required by law, or (iii) as reasonably deemed necessary by the Company following a catastrophic event, the Company shall not, nor shall it permit any of its subsidiaries to, make capital expenditures in excess of 110% of the aggregate amount budgeted by the Company or its subsidiaries for capital expenditures as set forth in Section 6.01(f) of the Company Disclosure Schedule.

   (g) No Dispositions. Except as set forth in Section 6.01(g) of the Company Disclosure Schedule, the Company shall not, nor shall it permit any of its subsidiaries to, sell, lease, or otherwise dispose of, any of its respective assets, other than encumbrances or dispositions in the ordinary course of business consistent with past practice.

   (h) Indebtedness. Except as set forth in Section 6.01(h) of the Company Disclosure Schedule, the Company shall not, nor shall it permit any of its subsidiaries to, incur or guarantee any indebtedness for borrowed money (including any such debt guaranteed or otherwise assumed including, without limitation, the issuance of debt securities or warrants or rights to acquire debt) or enter into any "keep well" or other agreement to maintain any financial statement condition of another person other than (i) short-term indebtedness and "keep well" or similar assurances for the benefit of customers, in each case in the ordinary course of business consistent with past practice; (ii) arrangements between the Company and its subsidiaries or among its subsidiaries; or (iii) in connection with the refunding of existing indebtedness at a lower cost of funds.

   (i) Compensation, Benefits. Except as set forth in Section 6.01(i) of the Company Disclosure Schedule or as may be required by applicable law, or as expressly contemplated by this Agreement, the Company shall not, nor shall it permit any of its subsidiaries to, (i) enter into, adopt or amend or increase the amount or accelerate the payment or vesting of any benefit or amount payable under any Employee Benefit Plan, or otherwise increase the compensation or benefits of any director, officer or other employee of such party or any of its subsidiaries, except for normal increases in compensation and benefits in the ordinary course of business consistent with past practice that, with respect to employees who are not officers, in the aggregate, do not result in an increase in benefits or compensation expense to the Company or any of its subsidiaries in excess of five percent per year, or (ii) enter into or amend any employment, severance or special pay arrangement with respect to the termination of employment or other similar contract, agreement or arrangement with any director or officer or other employee other than with respect to employees who are not officers of the Company in the ordinary course of business consistent with current industry practice.

   (j) 1935 Act. Except as set forth in Section 6.01(j) of the Company Disclosure Schedule, and except as required or contemplated by this Agreement, the Company shall not, nor shall it permit any of its subsidiaries to, engage in any activities which would cause a change in its status, or that of its subsidiaries, under the 1935 Act.

   (k) Accounting. Except as set forth in Section 6.01(k) of the Company Disclosure Schedule, the Company shall not, nor shall it permit any of its subsidiaries to, make any changes in their accounting methods, except as required by law, rule, regulation or GAAP.

   (l) Tax-Free Status. No party shall, nor shall any party permit any of its subsidiaries to, take any actions which would, or would be reasonably likely to, adversely affect the status of the Merger as a reorganization within the meaning of Section 368(a) of the Code, and each party hereto shall use all reasonable efforts to achieve such result.

   (m) Cooperation, Notification. Each party shall, and shall cause its subsidiaries to, (i) confer on a regular and frequent basis with one or more representatives of the other party to discuss, subject to applicable law, material operational and business matters; (ii) promptly notify the other party of any significant changes in its business, properties, assets, condition (financial or other), results of operations or prospects; (iii) advise the other party of any change or event which has had or could reasonably be expected to result in, in the case of the Company, a Company Material Adverse Effect or, in the case of Parent, a Parent Material Adverse Effect; and (iv) promptly provide the other party with copies of all filings made by such party or any of its subsidiaries with any state or federal court, administrative agency, commission or other Governmental Authority in connection with this Agreement and the transactions contemplated hereby; provided that no party shall be required to make any disclosure to the extent such disclosure would constitute a violation of any applicable law or regulation.

   (n) Third-Party Consents. The Company shall, and shall cause its subsidiaries to, use all commercially reasonable efforts to obtain all the Company Required Consents. The Company shall promptly notify Parent of any failure or prospective failure to obtain any such consents and, if requested by Parent shall provide copies of all the Company Required Consents obtained by the Company to Parent. Parent shall, and shall cause its subsidiaries to, use all commercially reasonable efforts to obtain all Parent Required Consents. Parent shall promptly notify the Company of any failure or prospective failure to obtain any such consents and, if requested by the Company, shall provide copies of all Parent Required Consents obtained by Parent to the Company.

   (o) No Breach, Etc. No party shall, nor shall any party permit any of its subsidiaries to, willfully take any action that would or is reasonably likely to result in a material breach of any provision of this Agreement or in any of its representations and warranties set forth in this Agreement being untrue on and as of the Closing Date.

   (p) Discharge of Liabilities. The Company shall not pay, discharge or satisfy any material claims, liabilities or obligations (absolute, accrued, asserted or unasserted, contingent or otherwise), other than the payment, discharge or satisfaction, in the ordinary course of business consistent with past practice (which includes the payment of final and unappealable judgments) or in accordance with their terms, of liabilities reflected or reserved against in, or contemplated by, the most recent consolidated financial statements (or the notes thereto) of the Company included in the Company's reports filed with the SEC, or incurred in the ordinary course of business consistent with past practice.

   (q) Contracts. Except as set forth in Section 6.01(q) of the Company Disclosure Schedule, the Company shall not, and shall cause its subsidiaries not to, except in the ordinary course of business consistent with past practice, enter into, modify, amend, terminate, renew or fail to use reasonable business efforts to renew any material contract or agreement to which the Company or any of its subsidiaries is a party or waive, release or assign any material rights or claims therein.

   (r) Insurance. The Company shall, and shall cause its subsidiaries to, maintain with financially responsible insurance companies insurance in such amounts and against such risks and losses as are customary for companies engaged in the electric and gas utility industry.

   (s) Permits. The Company shall, and shall cause its subsidiaries to, use reasonable efforts to maintain in effect all existing governmental permits pursuant to which the Company or any of its subsidiaries operate except for those permits the expiration or termination of which would not reasonably be expected to have a Company Material Adverse Effect.

   (t) Takeover Laws. Neither party shall take any action that would cause the transactions contemplated by this Agreement to be subject to requirements imposed by any Takeover Law, and each of them shall take all necessary steps within its control to exempt (or ensure the continued exemption of) the transactions contemplated by this Agreement from any applicable Takeover
Law, including Sections 33-841 and 33-844 of the CBCA.

   (u) No Rights Triggered. The Company shall ensure that the entering into of this Agreement and the consummation of the transactions contemplated hereby do not and will not result, directly or indirectly, in the grant of any rights to any person under any material agreement (other than the agreements disclosed in Section 6.01(u) of the Company Disclosure Schedule) to which it or any of its subsidiaries is a party.

   (v)  Taxes.  The Company shall not, and shall cause its subsidiaries not to,
(A) make or rescind any express or deemed material election relating to Taxes,
(B) except as set forth on Schedule 6.01(v), settle or compromise any material claim, audit, dispute, controversy, examination, investigation or other proceeding relating to Taxes, (C) materially change any of its methods of reporting income or deductions for federal income Tax purposes from those employed in the preparation of its federal income Tax Return and state Tax Returns for the taxable year ending December 31, 1997, except as may be required by a change in applicable law after the date hereof, or (D) file any material Tax Return other than in a manner consistent with its federal income Tax Return and state Tax Returns for the taxable year ending
December 31, 1997.

   (w) Conduct of Business of Merger Sub. Following the incorporation of Merger Sub as required by Section 1.06, prior to the Effective Time, except as may be required by applicable law and subject to the other provisions of this Agreement, Parent shall cause Merger Sub to (i) perform its obligations under this Agreement in accordance with its terms, and (ii) not engage directly or indirectly in any business or activities of any type or kind and not enter into any agreements or arrangements with any person, or be subject to or bound by any obligation or undertaking, which is inconsistent with this Agreement.

   (x) Certain Mergers. Except with the mutual consent of the Board of Directors of the Company and the Board of Trustees of the Parent, Parent shall not, and shall not permit any of its subsidiaries to, acquire or agree to acquire by merging or consolidating with, or by purchasing a substantial portion of the assets of or equity in, or by any other manner, any business or any corporation, partnership, association or other business organization or divisions thereof, or otherwise acquire or agree to acquire any assets if the entering into of a definitive agreement relating to or the consummation of such acquisition, merger or consolidation could reasonably be expected to (i) impose any material delay in the obtaining of, or significantly increase the risk of not obtaining, any authorizations, consents, orders, declarations or approvals of any Governmental Authority necessary to consummate the Merger or the expiration or termination of any applicable waiting period, (ii) significantly increase the risk of any Governmental Authority entering an order prohibiting the consummation of the Merger, (iii) significantly increase the risk of not being able to remove any such order on appeal or otherwise or (iv) materially delay the consummation of the Merger.

   (y) Rate Matters. Subject to applicable law and except for non-material filings in the ordinary course of business consistent with regulatory orders or past practice, the Company shall consult with Parent prior to implementing any changes in its or any of its subsidiaries' rates or charges (other than automatic cost pass-through rate adjustment clauses), standards of service or accounting or executing any agreement with respect thereto that is otherwise permitted under this Agreement and the Company shall, and shall cause each of its subsidiaries to, deliver to Parent a copy of each such filing or agreement at least three days prior to the filing or execution thereof so that Parent may comment thereon.

   (z) Gas Transmission and Storage. Except as set forth in Section 6.01(z) of the Company Disclosure Schedule or in the ordinary course of business, neither the Company nor any of its subsidiaries shall commence construction of any additional gas transmission, gas delivery or gas storage capacity or obligate itself to purchase or otherwise acquire any additional transmission, delivery or storage facilities, or to sell or otherwise dispose of, or to share, any such facilities owned by it.

   (aa) Third Party Standstill Agreements. During the period from the date of this Agreement through the Effective Time, neither the Company nor any of its subsidiaries shall terminate, amend, modify or waive any provision of any confidentiality or standstill agreement to which it is a party. During such period, the Company shall take all steps necessary to enforce, to the fullest extent permitted under applicable law, the provisions of any such agreement; provided that nothing in this subsection (aa) shall be deemed to affect the Company's rights under Section 9.01(e) hereof.

Section 6.02 COVENANT OF THE COMPANY; ALTERNATIVE PROPOSALS. From and after the date hereof, the Company agrees (a) that it and its subsidiaries will not, and it will use its best efforts to cause its and its subsidiaries' officers, directors, employees, agents and representatives (including, without limitation, any investment banker, attorney or accountant retained by it or any of its subsidiaries or any of the foregoing) not to, directly or indirectly, encourage, initiate or solicit (including by way of furnishing information) or knowingly take any other action designed to facilitate any inquiries or the making of any proposal or offer (including, without limitation, any proposal or offer to its shareholders) which constitutes or may reasonably be expected to lead to an Alternative Proposal (as defined below) from any person or engage in any discussion or negotiations concerning, or provide any non-public information or data to make or implement an Alternative Proposal; (b) that it will immediately cease and cause to be terminated any existing solicitation, initiation, encouragement, activity, discussions or negotiations with any parties conducted heretofore with a view of formulating an Alternative Proposal; and (c) that it will immediately notify Parent orally and in writing of the receipt of any such inquiry, offer or proposals, and that it shall keep Parent informed orally and in writing in reasonable detail of the status of any such inquiry, offer or proposal; provided however, that notwithstanding any other provision hereof, the Company may at any time prior to the time the Company shareholders shall have voted to approve this Agreement (i) engage in discussions or negotiations with a third party who, without solicitation in violation of the terms hereof, seeks to initiate such discussions or negotiations and may furnish such third party information concerning the Company and its business, properties and assets if, and only to the extent that, (A)(x) the third party has first made an Alternative Proposal that, in the good faith judgment of the Company's Board of Directors (after consultation with its financial advisors), is likely to be more favorable to the Company's shareholders than the Merger, and has demonstrated that it will have adequate sources of financing to consummate such Alternative Proposal, and (y) the Company Board of Directors shall conclude in good faith, based upon the advice of outside counsel and such other matters as the Company Board of Directors deems relevant, that such actions are necessary for the Company Board of Directors to act in a manner consistent with its fiduciary duties to shareholders under applicable law, and (B) prior to furnishing such information to, or entering into discussions or negotiations with, such person or entity, the Company (x) provides prompt written notice to Parent to the effect that it intends to furnish information to, or intends to enter into discussions or negotiations with, such person or entity, and of the identity of the person or group making the Alternative Proposal and the material terms thereof and (y) receives from such person an executed confidentiality agreement in reasonably customary form on terms not in the aggregate materially more favorable to such third party than the terms contained in the Confidentiality Agreement (as defined in Section 7.01) except that such confidentiality agreement shall not prohibit such person from making an unsolicited Alternative Proposal to the Board of Directors of the Company, (ii) comply with Rule 14e-2 promulgated under the Exchange Act with regard to a tender or exchange offer and/or (iii) accept an Alternative Proposal from a third party, provided the Company terminates this Agreement pursuant to Section 9.01(e). "Alternative Proposal" shall mean any merger, acquisition, consolidation, reorganization, share exchange, tender offer, exchange offer or similar transaction involving the Company or any of the Company's significant subsidiaries (as defined in Rule 1-02(w) of Regulation S-X under the Exchange Act) or any proposal or offer to acquire in any manner, directly or indirectly (x) ten percent or more of the outstanding Company Common Stock, (y) any of the outstanding common stock of Yankee Gas Services Company, or 50% or more of the outstanding capital stock of any other significant subsidiary, or (z) all or a substantial portion of the assets of the Company and its subsidiaries taken as a whole. Nothing herein shall prohibit a disposition permitted by Section 6.01(g) hereof.

SECTION 6.03 CONTROL OF OTHER PARTY'S BUSINESS. Nothing contained in this Agreement shall give Parent, directly or indirectly, the right to control or direct the Company's operations prior to the Effective Time. Nothing contained in this Agreement shall give the Company, directly or indirectly, the right to control or direct Parent's operations prior to the Effective Time. Prior to the Effective Time, each of the Company and Parent shall exercise, consistent with the terms and conditions of this Agreement, complete control and supervision over its respective operations.

                                   ARTICLE VII

                               ADDITIONAL AGREEMENTS

Section 7.01 ACCESS TO INFORMATION. Upon reasonable notice and during normal business hours, each party shall, and shall cause its subsidiaries to, afford to the officers, directors, trustees, employees, agents and accountants of the other (collectively, "Representatives") reasonable access, throughout the period prior to the Effective Time, to all of its properties, books, contracts, commitments and records to the extent that such party or any of its subsidiaries is not under a legal obligation not to provide access or to the extent that such access would not constitute a waiver of the attorney-client privilege and does not unreasonably interfere with the business and operations of such party. During such period, each party shall, and shall cause its subsidiaries to, furnish promptly to the other (i) access to each material report, schedule and other document filed or received by it or any of its subsidiaries pursuant to the requirements of federal or state securities laws or filed with or sent to the SEC, the FERC, the Department of Justice, the Federal Trade Commission or any other federal or state regulatory agency or commission, and (ii) access to all information concerning themselves, their subsidiaries, directors, trustees, officers and shareholders and such other matters as may be reasonably requested by the other party in connection with any filings, applications or approvals required or contemplated by this Agreement. Each party shall, and shall cause its subsidiaries and Representatives to, hold in strict confidence all Evaluation Material (as defined in the Confidentiality and Standstill Agreement) concerning the other parties furnished to it in connection with the transactions contemplated by this Agreement in accordance with the Confidentiality and Standstill Agreement, dated as of March 31, 1999, between the Company and Parent, as it may be amended from time to time (the "Confidentiality Agreement").

Section 7.02  PROXY STATEMENT AND REGISTRATION STATEMENT.

   (a) Preparation and Filing. The parties will prepare and file with the SEC as soon as reasonably practicable after the date hereof the Registration Statement and the Proxy Statement (together, the "Proxy/Registration Statement"). The parties hereto shall each use reasonable efforts to cause the Registration Statement to be declared effective under the Securities Act as promptly as practicable after such filing. Each party hereto shall also take such action as may be reasonably required to cause the shares of Parent Common Stock issuable in connection with the Merger to be registered or to obtain an exemption from registration under applicable state "blue sky" or securities laws; provided, however, that no party shall be required to register or qualify as a foreign corporation or to take other action which would subject it to service of process in any jurisdiction where it will not be, following the Merger, so subject. Each of the parties hereto shall furnish all information concerning itself which is required or customary for inclusion in the Proxy/Registration Statement. The parties shall use reasonable efforts to cause the shares of Parent Common Stock issuable in the Merger to be approved for listing on the NYSE upon official notice of issuance. The information provided by any party hereto for use in the Proxy/Registration Statement shall be true and correct in all material respects without omission of any material fact which is required to make such information, in the circumstances under which it is provided, not false or misleading. No representation, covenant or agreement is made by or on behalf of any party hereto with respect to information supplied by any other party for inclusion in the Proxy Statement/ Registration Statement.

   (b) Letter of the Company's Accountant. Following receipt by Arthur Andersen, LLP, the Company's independent auditor, of an appropriate request from the Company pursuant to SAS No. 72, the Company shall use its best efforts to cause to be delivered to Parent a letter of Arthur Andersen LLP dated a date within two business days before the date of the Proxy/Registration Statement, and addressed to Parent, in form and substance reasonably satisfactory to Parent and customary in scope and substance for "cold comfort" letters delivered by independent public accountants in connection with registration statements similar to the Proxy/Registration Statement.

   (c) Letter of Parent's Accountant. Following receipt by Arthur Anderson, LLP, Parent's independent auditor, of an appropriate request from Parent pursuant to SAS No. 72, Parent shall use best efforts to cause to be delivered to the Company a letter of Arthur Anderson, LLP, dated a date within two business days before the date of the Proxy/Registration Statement, and addressed to the Company, in form and substance reasonably satisfactory to the Company and customary in scope and substance for "cold comfort" letters delivered by independent public accountants in connection with registration statements similar to the Proxy/Registration Statement.

Section 7.03 REGULATORY MATTERS. Each party hereto shall cooperate and use its best efforts to promptly prepare and file all necessary documentation, to effect all necessary applications, notices, petitions, filings and other documents, and to use all commercially reasonable efforts to obtain no later than the Initial Termination Date, as such date may be extended pursuant to
Section 9.01(b), all necessary permits, consents, approvals and authorizations of all Governmental Authorities necessary to consummate the transactions contemplated by this Agreement, including, without limitation, the Company Required Statutory Approvals and Parent Required Statutory Approvals.

Section 7.04  SHAREHOLDER APPROVAL.

   (a) The Company Shareholders. The Company shall, as soon as reasonably practicable after the date hereof (i) take all steps necessary to duly call, give notice of, convene and hold a meeting of its shareholders (the "Company Special Meeting") for the purpose of securing the Company Shareholders' Approval, (ii) distribute to its shareholders the Proxy Statement in accordance with applicable federal and state law and with its Certificate of Incorporation and by-laws, (iii) subject to the fiduciary duties of its Board of Directors, recommend to its shareholders the approval of this Agreement and the transactions contemplated hereby and (iv) cooperate and consult with Parent with respect to each of the foregoing matters.

Section 7.05  DIRECTORS' AND OFFICERS' INDEMNIFICATION.

   (a) Indemnification. To the extent, if any, not provided by an existing right of indemnification or other agreement or policy, from and after the Effective Time, Parent and the Surviving Corporation shall, to the fullest extent permitted by applicable law, indemnify, defend and hold harmless each person who is now, or has been at any time prior to the date hereof, or who becomes prior to the Effective Time, an officer, director or employee of the Company or any of its subsidiaries (each an "Indemnified Party" and collectively, the "Indemnified Parties") against (i) all losses, expenses (including reasonable attorney's fees and expenses), claims, damages or liabilities or, subject to the proviso of the next succeeding sentence, amounts paid in settlement, arising out of actions or omissions occurring at or prior to the Effective Time (and whether asserted or claimed prior to, at or after the Effective Time) that are, in whole or in part, based on or arising out of the fact that such person is or was a director, officer or employee of the Company or a subsidiary of the Company (the "Indemnified Liabilities") and
(ii) all Indemnified Liabilities to the extent they are based on or arise out of or pertain to the transactions contemplated by this Agreement. In the event of any such loss, expense, claim, damage or liability (whether or not arising before the Effective Time), (i) Parent shall pay the reasonable fees and expenses of counsel selected by the Indemnified Parties, which counsel shall be reasonably satisfactory to Parent, promptly after statements therefor are received and otherwise advance to such Indemnified Party upon request reimbursement of documented expenses reasonably incurred and (ii) any determination required to be made with respect to whether an Indemnified Party's conduct complies with the standards set forth in Section 33-756, 33-757 and 33-765 of the CBCA, and the articles of organization or by-laws shall be made by independent counsel mutually acceptable to Parent and the Indemnified Party; provided, however, that Parent shall not be liable for any settlement effected without its written consent (which consent shall not be unreasonably withheld).

   (b) Insurance. For a period of six years after the Effective Time, Parent shall (i) cause to be maintained in effect policies of directors' and officers' liability insurance for the benefit of those persons who are currently covered by such policies of the Company on terms no less favorable than the terms of such current insurance coverage or (ii) provide tail coverage for such persons which provides coverage for a period of six years for acts prior to the Effective Time on terms no less favorable than the terms of such current insurance coverage; provided, however, that Parent shall not be required to expend in any year an amount in excess of 200% of the annual aggregate premiums currently paid by the Company, for such insurance; and provided, further, that if the annual premiums of such insurance coverage exceed such amount, Parent shall be obligated to obtain a policy with the best coverage available, in the reasonable judgment of the Board of Trustees of Parent, for a cost not exceeding such amount.

   (c)  Successors.  In the event Parent or any of its successors or assigns
(i) consolidates with or merges into any other person and shall not be the continuing or surviving corporation or entity of such consolidation or merger or (ii) transfers all or substantially all of its properties and assets to any person, then, and in either such case, proper provisions shall be made so that the successors and assigns of Parent shall assume the obligations set forth in this Section 7.05.

   (d) Survival of Indemnification. To the fullest extent permitted by law, from and after the Effective Time, all rights to indemnification as of the date hereof in favor of the employees, agents, directors and officers of the Company, and its subsidiaries with respect to their activities as such prior to the Effective Time, as provided in its respective articles of organization and by-laws in effect on the date hereof, or otherwise in effect on the date hereof, shall survive the Merger and shall continue in full force and effect for a period of not less than six years from the Effective Time.

   (e) Benefit. The provisions of this Section 7.05 are intended to be for the benefit of, and shall be enforceable by, each Indemnified Party, his or her heirs and his or her representatives.

Section 7.06 DISCLOSURE SCHEDULES. On the date hereof, (i) Parent has delivered to the Company a schedule (the "Parent Disclosure Schedule"), accompanied by a certificate signed by an executive officer of Parent stating that the Parent Disclosure Schedule is being delivered pursuant to this Section 7.06(i), and (ii) the Company has delivered to Parent a schedule (the "Company Disclosure Schedule"), accompanied by a certificate signed by an executive officer of the Company stating that the Company Disclosure Schedule is being delivered pursuant to this Section 7.06(ii). The Company Disclosure Schedule and Parent Disclosure Schedule are collectively referred to herein as the "Disclosure Schedules." The Disclosure Schedules constitute an integral part of this Agreement and modify the respective representations, warranties, covenants or agreements of the parties hereto contained herein to the extent that such representations, warranties, covenants or agreements expressly refer to the Disclosure Schedules. Anything to the contrary contained herein or in the Disclosure Schedules notwithstanding, any and all statements, representations, warranties or disclosures set forth in the Disclosure Schedules shall be deemed to have been made on and as of the date hereof.

Section 7.07 PUBLIC ANNOUNCEMENTS. Subject to each party's disclosure obligations imposed by law or the rules of any applicable securities exchange or Governmental Authority, the Company and Parent will cooperate with each other in the development and distribution of all news releases and other public information disclosures with respect to this Agreement or any of the transactions contemplated hereby and shall not issue any public announcement or statement with respect hereto without the consent of the other party (which consent shall not be unreasonably withheld).

Section 7.08 RULE 145 AFFILIATES. Within 30 days after the date of this Agreement, the Company shall identify in a letter to Parent all persons who are, and to such person's best knowledge who will be at the Closing Date, "affiliates" of the Company, as such term is used in Rule 145 under the Securities Act. The Company shall use all reasonable efforts to cause its affiliates (including any person who may be deemed to have become an affiliate after the date of the letter referred to in the prior sentence) to deliver to Parent on or prior to the Closing Date a written agreement substantially in the form attached as Exhibit 7.08 (each, an "Affiliate Agreement").

Section 7.09  CERTAIN EMPLOYEE AGREEMENTS AND ARRANGEMENTS.  Subject to
Section 7.10, Parent and the Surviving Corporation and its subsidiaries shall honor, without modification, all contracts, agreements, collective bargaining agreements and commitments of the Company, or its subsidiaries, prior to the date hereof which apply to any current or former employee or current or former director of the Company, or its subsidiaries; provided, however, that the foregoing shall not prevent Parent or the Surviving Corporation from enforcing such contracts, agreements, collective bargaining agreements and commitments in accordance with their terms, including, without limitation, any reserved right to amend, modify, suspend, revoke or terminate any such contract, agreement, collective bargaining agreement or commitment. Any workforce reductions affecting employees of the Company carried out within the twelve-month period following the Effective Time by Parent or the Surviving Corporation or their respective subsidiaries shall be done in accordance with (i) the provisions of this agreement, (ii) the recommendations of the Transition Steering Team to be established pursuant to Section 7.16 hereof, and (iii) all applicable collective bargaining agreements, and all laws and regulations governing the employment relationship and termination thereof including, without limitation, the Worker Adjustment and Retraining Notification Act and regulations promulgated thereunder, and any comparable state or local law.

Section 7.10  EMPLOYEE BENEFIT PLANS.

   (a) For a period of twelve months immediately following the Closing Date, the compensation, benefits and coverage provided to those non-union individuals who are employees of the Company, or its subsidiaries, and who continue to be employees of the Surviving Corporation, Parent or their respective subsidiaries (the "Nonunion Continuing Company Employees") pursuant to employee benefit plans or arrangements maintained by Parent, the Surviving Corporation, or their respective subsidiaries shall be not less favorable in the aggregate (as determined by Parent, the Surviving Corporation, or their respective subsidiaries using reasonable assumptions and benefit valuation methods) than those provided to each such employee immediately prior to the Closing Date.
In addition to the foregoing, Parent shall, or shall cause the Surviving Corporation, or their respective subsidiaries, to pay any Nonunion Continuing Company Employee whose employment is terminated by Parent, the Surviving Corporation, or their respective subsidiaries, within twelve months of the Closing Date a severance benefit package equivalent to the severance benefit package that would be provided under the Company's Severance Pay Plan, effective November 1, 1991, as in effect on the date hereof.

   (b) Parent shall, or shall cause the Surviving Corporation to, give the Nonunion Continuing Company Employee full credit for purposes of eligibility, vesting, benefit accrual (including, without limitation benefit accrual under any defined benefit pension plans) and determination of the level of benefits under any employee benefit plans or arrangements maintained by Parent or the Surviving Corporation in effect as of the Closing Date for such Nonunion Continuing Company Employees' service with the Company or any subsidiary of the Company (or any prior employer) to the same extent recognized by the Company or such subsidiary immediately prior to the Closing Date. With respect to any employee benefit plan or arrangement established by Parent or the Surviving Corporation after the Closing Date (the "Post Closing Plans"), service shall be credited in accordance with the terms of such Post Closing Plans.

   (c) Parent shall, or shall cause the Surviving Corporation to, (i) waive all limitations as to preexisting conditions, exclusions and waiting periods with respect to participation and coverage requirements applicable to the Nonunion Continuing Company Employees under any welfare benefit plan established to replace any Company welfare benefit plans in which such Nonunion Continuing Company Employees may be eligible to participate after the Closing Date, other than limitations or waiting periods that are already in effect with respect to such Nonunion Continuing Company Employees and that have not been satisfied as of the Closing Date under any welfare plan maintained for the Nonunion Continuing Company Employees immediately prior to the Closing Date and
(ii) provide each Nonunion Continuing Company Employee with credit for any co-payments and deductibles paid prior to the Closing Date in satisfying any applicable deductible or out-of-pocket requirements under any welfare plans that such Nonunion Continuing Company Employees are eligible to participate in after the Closing Date.

Section 7.11 COMPANY STOCK PLANS. With respect to each Plan that provides for benefits in the form of Company Common Stock ("Company Stock Plans"), the Company and Parent shall take all corporate action necessary or appropriate to
(i) provide for the issuance or purchase in the open market of Parent Common Stock rather than Company Common Stock, pursuant thereto, and otherwise to amend such Company Stock Plans to reflect this Agreement and the Merger, (ii) obtain shareholder approval with respect to such Company Stock Plans to the extent such approval is required for purposes of the Code or other applicable law, or to enable such Company Stock Plans to comply with Rule 16b-3 promulgated under the Exchange Act, (iii) reserve for issuance under such Company Stock Plans or otherwise provide a sufficient number of shares of Parent Common Stock for delivery upon payment of benefits, grant of awards or exercise of options under such Company Stock Plans and (iv) as soon as practicable after the Effective Time, file registration statements on Form S-8 or amendments on such forms to the Form S-4 Registration Statement, as the case may be (or any successor or other appropriate forms), with respect to the shares of Parent Common Stock subject to such Company Stock Plans to the extent such registration statement is required under applicable law, and Parent shall use its best efforts to maintain the effectiveness of such registration statements (and maintain the current status of the prospectuses contained therein) for so long s such benefits and grants remain payable and such options remain outstanding. With respect to those individuals who subsequent to the Merger will be subject to the reporting requirements under Section 16(a) of the Exchange Act, the Company shall administer the Company Stock Plans, where applicable, in a manner that complies with Rule 16b-3 promulgated under the Exchange Act.

Section 7.12 EXPENSES. All costs and expenses incurred in connection with this Agreement and the transactions contemplated hereby shall be paid by the party incurring such expenses, except that those expenses incurred in connection with printing the Proxy/Registration Statement, as well as the filing fee relating thereto, shall be shared equally by the Company and Parent.

Section 7.13 FURTHER ASSURANCES. Each party will, and will cause its subsidiaries to, execute such further documents and instruments and take such further actions as may reasonably be requested by any other party in order to consummate the Merger in accordance with the terms hereof.

Section 7.14 EMPLOYMENT CONTRACTS. Parent and Mr. Gooley have entered into an employment agreement of even date herewith, and Parent shall, prior to the Closing Date, offer to enter into binding employment arrangements having the principal terms set forth in Section 7.14 of the Parent Disclosure Schedule with the persons identified thereon and on the Closing Date shall enter into such arrangements with those persons who have accepted such offers.

Section 7.15 TRANSITION STEERING TEAM. As soon as reasonably practicable after the date hereof, Parent and the Company shall create a special transition steering team, with representation from Parent and the Company, that will develop recommendations concerning the future structure and operations of the Company after the Effective Time, subject to applicable law. The transition steering team will be jointly chaired by the Chief Executive Officers of Parent and the Company and the members of the transition steering team shall be appointed by the co-chairmen. The functions of the transition steering team shall include (i) to direct the exchange of information and documents between the parties and their Subsidiaries as contemplated by Section 7.01 and (ii) the development of regulatory plans and proposals, corporate organizational and management plans, workforce combination proposals, and such other matters as they deem appropriate.

Section 7.16 CONVEYANCE TAXES. The Company and Parent shall cooperate in the preparation, execution and filing of all returns, questionnaires, applications or other documents regarding any real property transfers or gains, sales, use, transfer, value added, stock transfer or stamp taxes, any transfer, recording, registration or other fees, or any similar taxes which become payable in connection with the transaction contemplated by this Agreement that are required or permitted to be filed on or before the Effective Time. The Company shall pay, without deduction or withholding (except where such deduction or withholding is required by applicable law) from any amounts payable to the holders of any Company Common Stock, any such Taxes which become payable in connection with the transactions contemplated by this Agreement, on behalf of the stockholders of the Company.

                                 ARTICLE VIII

                                  CONDITIONS

Section 8.01 CONDITIONS TO EACH PARTY'S OBLIGATION TO EFFECT THE MERGER. The respective obligations of each party to effect the Merger shall be subject to the satisfaction or waiver on or prior to the Closing Date of each of the following conditions:

   (a) Shareholder Approval. The Company Shareholders' Approval shall have been obtained.

   (b) HSR Act. Any waiting period (and any extension thereof) applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1978, as amended, shall have expired or been terminated.

   (c) No Injunction. No temporary restraining order or preliminary or permanent injunction or other order by any federal or state court preventing consummation of the Merger shall have been issued and be continuing in effect, and the Merger and the other transactions contemplated hereby shall not have been prohibited under any applicable federal or state law or regulation.

   (d) Registration Statement. The Registration Statement shall have become effective in accordance with the provisions of the Securities Act, and no stop order suspending such effectiveness shall have been issued and remain in effect.

   (e) Listing of Shares. The shares of Parent Common Stock issuable in the Merger pursuant to Article II shall have been approved for listing on the NYSE upon official notice of issuance.

   (f) Statutory Approvals. The Company Required Statutory Approvals and Parent Required Statutory Approvals shall have been obtained at or prior to the Effective Time, such approvals shall have become Final Orders (as defined below)and such Final Orders shall not impose terms or conditions which, in the aggregate, could reasonably be expected to have a Company Material Adverse Effect or a Parent Material Adverse Effect. A "Final Order" means action by the relevant regulatory authority which has not been reversed, stayed, enjoined,set aside, annulled or suspended, with respect to which any waiting period prescribed by law before the transactions contemplated hereby may be consummated has expired, and as to which all conditions to the consummation of such transactions prescribed by law, regulation or order have been satisfied.

Section 8.02  CONDITIONS TO OBLIGATION OF PARENT TO EFFECT THE MERGER.
The obligation of Parent to effect the Merger shall be further subject to the satisfaction (or waiver by Parent), on or prior to the Closing Date, of each of the following conditions:

   (a) Performance of Obligations of the Company. The Company shall have performed in all material respects each of its agreements and covenants required by this Agreement to be so performed by the Company at or prior to the Closing.

   (b) Representations and Warranties. The representations and warranties of the Company set forth in this Agreement shall be true and correct on and as of the Closing Date with the same effect as though such representations and warranties had been made on and as of the Closing Date (except for representations and warranties that expressly speak only as of a specific date or time other than the date hereof or the Closing Date, which need only be true and correct as of such date or time) except for such failures of representations or warranties to be true and correct (without regard to any materiality qualifications contained therein) which, individually and in the aggregate, would not reasonably be expected to result in a Company Material Adverse Effect.

   (c) Closing Certificates. Parent shall have received a certificate signed by the Chief Executive Officer or Chief Financial Officer of the Company, dated the Closing Date, to the effect that, to the best of such officer's knowledge, the conditions set forth in Section 8.02(a) and Section 8.02(b) have been satisfied.

   (d)  No Company Material Adverse Effect.  No Company Material Adverse
Effect shall have occurred, and there shall exist no fact or circumstance other than facts and circumstances described in Section 8.02(d) of the Company Disclosure Schedule or the Company SEC Reports filed prior to the date hereof which could reasonably be expected to have a Company Material Adverse Effect.

   (e) Company Required Consents. The Company Required Consents the failure of which to obtain would reasonably be expected to have a Company Material Adverse Effect shall have been obtained.

   (f) Affiliate Agreements. Parent shall have received Affiliate Agreements, duly executed by each "affiliate" of the Company, substantially in the form of Exhibit 7.08, as provided in Section 7.08.

   (g) Tax Opinion. Prior to the mailing of the Proxy Statement (and to be reconfirmed at the Closing Date), Parent shall have received an opinion from LeBoeuf, Lamb, Greene & MacRae, L.L.P. to the effect that the Merger will be treated as a reorganization within the meaning of Section 368(a) of the Code. In rendering such opinion, LeBoeuf, Lamb, Greene & MacRae, L.L.P. may receive and rely upon representations contained in certificates of Parent, the Company and others, in each case in form and substance reasonably acceptable to such counsel.

Section 8.03 CONDITIONS TO OBLIGATION OF THE COMPANY TO EFFECT THE MERGER. The obligation of the Company to effect the Merger shall be further subject to the satisfaction (or waiver by the Company), on or prior to the Closing Date, of each of the following conditions:

   (a) Performance of Obligations of Parent. Parent shall have performed in all material respects each of its agreements and covenants required by this Agreement to be so performed by Parent at or prior to the Closing.

   (b) Representations and Warranties. The representations and warranties of Parent set forth in this Agreement shall be true and correct on and as of the Closing Date with the same effect as though such representations and warranties had been made on and as of the Closing Date (except for representations and warranties that expressly speak only as of a specific date or time other than the date hereof or the Closing Date, which need only be true and correct as of such date or time) except for such failures of representations or warranties to be true and correct (without regard to any materiality qualifications contained therein) which, individually and in the aggregate, would not reasonably be expected to result in a Parent Material Adverse Effect.

   (c) Closing Certificates. The Company shall have received a certificate signed by the chief Executive Officer or Chief Financial Officer of Parent, dated the Closing Date, to the effect that, to the best of such officer's knowledge, the conditions set forth in Section 8.03(a) and Section 8.03(b) have been satisfied.

   (d) No Parent Material Adverse Effect. No Parent Material Adverse Effect shall have occurred, and there shall exist no fact or circumstance other than facts and circumstances described in Section 8.03(d) of the Parent Disclosure Schedule or the Parent SEC Reports filed prior to the date hereof which could reasonably be expected to have a Parent Material Adverse Effect.

   (e) Parent Required Consents. Parent Required Consents the failure of which to obtain would reasonably be expected to have a Parent Material Adverse Effect shall have been obtained.

   (f) Tax Opinion. Prior to the mailing of the Proxy Statement (and to be reconfirmed at the Closing Date), the Company shall have received an opinion from Winthrop, Stimson, Putnam & Roberts to the effect that the Merger will be treated as a reorganization within the meaning of Section 368(a) of the Code. In rendering such opinion, Winthrop, Stimson, Putnam & Roberts may receive and rely upon representations contained in certificates of Parent, the Company and others, in each case in form and substance reasonably acceptable to such counsel.

                                     ARTICLE IX

                           TERMINATION, AMENDMENT AND WAIVER


Section 9.01 TERMINATION. This Agreement may be terminated, and the Merger and other transactions contemplated hereby may be abandoned, at any time prior to the Effective Time, whether before or after approval by the shareholders of the respective parties hereto contemplated by this Agreement:

   (a) by mutual written consent of the Board of Directors of the Company and Board of Trustees of Parent;

   (b) by Parent or the Company hereto, by written notice to the other parties, if the Effective Time shall not have occurred on or before the date which is ten months from the date hereof (the "Initial Termination Date"); provided, however, that the right to terminate the Agreement under this
Section 9.01(b) shall not be available to any party whose failure to fulfill any obligation under this Agreement has been the cause of, or resulted directly or indirectly in, the failure of the Effective Time to occur on or before such date; and provided, further, that if on the Initial Termination Date the conditions to the Closing set forth in Section 8.01(f) shall not have been fulfilled but all other conditions to the Closing shall be fulfilled or shall be capable of being fulfilled, then the Initial Termination Date shall be extended to the 15th-month anniversary of the date hereof (the "Extended Termination Date");

   (c) by Parent or the Company, by written notice to the other parties, if the Company Shareholders' Approval shall not have been obtained at a duly held Company Special Meeting, including any adjournments thereof;

   (d) by Parent or the Company, if any state or federal law, order, rule or regulation is adopted or issued, which has the effect, as supported by the written opinion of outside counsel for such party, of prohibiting the Merger, or if any court of competent jurisdiction in the United States or any State shall have issued an order, judgment or decree permanently restraining, enjoining or otherwise prohibiting the Merger, and such order, judgment or decree shall have become final and nonappealable; (provided that the right to terminate this Agreement under this Section 9.01(d) shall not be available to any party that has not defended such lawsuit or other legal proceeding (including seeking to have any stay or temporary restraining order entered by any court or other Governmental Authority vacated or reversed);

   (e) by the Company upon ten (10) days' prior written notice to Parent if the Board of Directors of the Company determines in good faith, that termination of this Agreement is necessary for the Board of Directors of the Company to act in a manner consistent with its fiduciary duties to shareholders under applicable law by reason of an Alternative Proposal meeting the requirements of Section 6.02 having been made; provided that

        (A) the Board of Directors of the Company shall determine based on advice of outside counsel with respect to the Board of Directors' fiduciary duties that notwithstanding a binding commitment to consummate an agreement of the nature of this Agreement entered into in the proper exercise of its applicable fiduciary duties, and notwithstanding all concessions which may be offered by Parent in negotiation entered into pursuant to clause (B) below, it is necessary pursuant to such fiduciary duties that the directors reconsider such commitment as a result of such Alternative Proposal;

        (B) prior to any such termination, the Company shall, and shall cause its respective financial and legal advisors to, give Parent a reasonable opportunity during such ten-day period following receipt by Parent of such written notice to make such adjustments in the terms and conditions of this Agreement as would enable the Company to proceed with the Merger or other transactions contemplated hereby on such adjusted terms and negotiate in good faith with Parent with respect to any such adjustments; and

        (C)  the Company's ability to terminate this Agreement pursuant to
Section 9.01(e) is conditioned upon the payment by the Company to Parent of any amounts owed by it pursuant to Section 9.03(b).

   (f) by the Company, by written notice to Parent, if (i) there exist material breaches of the representations and warranties of Parent made herein as of the date hereof which breaches, individually or in the aggregate, would or would reasonably be expected to result in a Parent Material Adverse Effect, and such breaches shall not have been remedied within 20 days after receipt by Parent of notice in writing from the Company, specifying the nature of such breaches and requesting that they be remedied, or (ii) there shall have been a material breach of any agreement or covenant of Parent hereunder, and such breach shall not have been remedied within 20 days after receipt by Parent of notice in writing from the Company, specifying the nature of such failure and requesting that it be remedied; or

   (g) by Parent, by written notice to the Company, if (i) there exist material breaches of the representations and warranties of the Company made herein as of the date hereof which breaches, individually or in the aggregate, would or would reasonably be expected to result in a Company Material Adverse Effect, and such breaches shall not have been remedied within 20 days after receipt by the Company of notice in writing from Parent, specifying the nature of such breaches and requesting that they be remedied, (ii) there shall have been a material breach of any agreement or covenant of the Company hereunder, and such failure to perform or comply shall not have been remedied within 20 days after receipt by the Company of notice in writing from Parent, specifying the nature of such failure and requesting that it be remedied; or (iii) the Board of Directors of the Company (A) shall withdraw or modify in any manner materially adverse to Parent its approval or recommendation of this Agreement or the transactions contemplated herein, (B) shall approve or recommend an Alternative Proposal or (C) shall resolve to take any of the actions specified in clause (A) or (B).

Section 9.02 EFFECT OF TERMINATION. In the event of a valid termination of this Agreement by either the Company or Parent pursuant to Section 9.01, this Agreement shall forthwith become null and void and there shall be no liability on the part of either the Company or Parent or their respective officers, trustees or directors hereunder, except that Section 7.12, Section 9.03, the agreement contained in the last sentence of Section 7.01, Section
10.08 and Section 10.09 shall survive the termination.

Section 9.03  TERMINATION FEE; EXPENSES.

   (a) Payment of Expenses Following Termination Pursuant to 9.01(f) and (g). If this Agreement is terminated pursuant to Section 9.01(g)(i) or (ii), then the Company shall promptly (but not later than five business days after receiving notice of termination) pay to Parent in cash an amount equal to all documented out-of-pocket expenses and fees incurred by Parent (including, without limitation, fees and expenses payable to all legal, accounting, financial, and other professionals arising out of, in connection with or related to the transactions contemplated by this Agreement) not in excess of $5 million. If this Agreement is terminated pursuant to Section 9.01(f), then Parent shall promptly (but not later than five business days after receiving notice of termination) pay to the Company in cash an amount equal to all documented out-of-pocket expenses and fees incurred by the Company (including, without limitation, fees and expenses payable to all legal, accounting, financial, and other professionals arising out of, in connection with or related to the transactions contemplated by this Agreement) not in excess of $5 million.

   (b) In the event that (i) this Agreement is terminated by the Company pursuant to Section 9.01(e) or by Parent pursuant to Section 9.01(g)(iii) or (ii) any person or group shall have made an Alternative Proposal that has not been withdrawn and this Agreement is terminated by (A) Parent pursuant to
Section 9.01(c) or (B) by the Company pursuant to Section 9.01(b), then the Company shall promptly (but in no event later than the date of such termination) pay to Parent, by wire transfer of same day funds, a termination fee of $19 million plus an amount equal to all documented out-of-pocket expenses and fees incurred by Parent arising out of, or in connection with or related to, the Merger and other transactions contemplated hereby, not in excess of $5 million in the aggregate; provided, however, that if this Agreement is terminated pursuant to the provisions of clause (ii) above, then no payment of a termination fee or expenses by the Company to Parent shall be required unless and until a definitive agreement with respect to the applicable Alternative Proposal is executed within two years after such termination and, in such event, a termination fee and expenses shall be payable within five (5) business days after the execution of such definitive agreement.

   (c) In the event that this Agreement is terminated by either Parent or the Company pursuant to Section 9.01(b) or by mutual written consent of the Company and Parent pursuant to 9.01(a), and, on the date of such termination, there are no remaining conditions (unsatisfied or not waived) to the obligations of either party to effect the Merger except for the receipt by Parent of any Parent Required Statutory Approval under the 1935 Act as required by, and in accordance with the terms of, Section 8.01(f), then Parent shall pay to the Company, by wire transfer of same day funds within five (5) business days after such termination, a termination fee of $10.625 million.

   (d) Nature of Fees. The parties agree that the agreements contained in this Section 9.03 are an integral part of the Merger and the other transactions contemplated hereby and constitute liquidated damages and not a penalty. The parties further agree that if any party is or becomes obligated to pay a termination fee or expenses pursuant to Sections 9.03(a), 9.03(b) or 9.03(c), the right to receive such termination fee or expenses shall be the sole remedy of the other party with respect to the facts and circumstances giving rise to such payment obligation. If this Agreement is terminated by a party as a result of a willful breach of a representation, warranty, covenant or agreement by the other party, the non-breaching party may pursue any remedies available to it at law or in equity and shall be entitled to recover any additional amounts thereunder. Notwithstanding anything to the contrary contained in this Section 9.03, if one party fails to promptly pay to the other any fee or expense due under this Section 9.03, in addition to any amounts paid or payable pursuant to Section, the defaulting party shall pay the costs and expenses (including legal fees and expenses) in connection with any action, including the filing of any lawsuit or other legal action, taken to collect payment, together with interest on the amount of any unpaid fee at the publicly announced prime rate of Citibank, N.A. from the date such fee was required to be paid.

Section 9.04 AMENDMENT. This Agreement may be amended by the Boards of Directors and Trustees of the parties hereto, at any time before or after approval hereof by the shareholders of the Company and prior to the Effective Time, but after such approval only to the extent permitted by applicable law. This Agreement may not be amended except by an instrument in writing signed on behalf of each of the parties hereto.

Section 9.05 WAIVER. At any time prior to the Effective Time, the Parent or the Company may (a) extend the time for the performance of any of the obligations or other acts of the other parties hereto, (b) waive any inaccuracies in the representations and warranties contained herein or in any document delivered pursuant hereto and (c) waive compliance with any of the agreements or conditions contained herein, to the extent permitted by applicable law. Any agreement on the part of a party hereto to any such extension or waiver shall be valid if set forth in an instrument in writing signed on behalf of such party. No waiver by any party of any term or condition of this Agreement, in any one or more instances, shall be deemed to be or construed as a waiver of the same or any other term or condition of this Agreement on any future occasion.

                                     ARTICLE X

                               GENERAL PROVISIONS

Section 10.01 NON-SURVIVAL; EFFECT OF REPRESENTATIONS AND WARRANTIES. All representations, warranties and agreements in this Agreement shall not survive the Merger, except as otherwise provided in this Agreement and except for the agreements contained in this Section 10.01, in Articles I and II and in Sections 7.05, 7.09, 7.10, 7.11, 10.07, 10.08 and 10.09.

Section 10.02 BROKERS. The Company represents and warrants that, except for SG Barr Devlin whose fees have been disclosed to Parent prior to the date hereof, no broker, finder or investment banker is entitled to any brokerage, finder's or other fee or commission in connection with the Merger or the transactions contemplated by this Agreement based upon arrangements made by or on behalf of the Company. Parent represents and warrants that, except for Credit Suisse First Boston, ,whose fees have been disclosed to the Company prior to the date hereof, no broker, finder or investment banker is entitled to any brokerage, finder's or other fee or commission in connection with the Merger or the transactions contemplated by this Agreement based upon arrangements made by or on behalf of Parent.

Section 10.03 NOTICES. All notices and other communications hereunder shall be in writing and shall be deemed given if (i) delivered personally, (ii) sent by reputable overnight courier service, (iii) telecopied (which is confirmed), or (iv) five days after being mailed by registered or certified mail (return receipt requested) to the parties at the following addresses (or at such other address for a party as shall be specified by like notice):

(a)  If to the Company, to:

     Yankee Energy System, Inc.
     599 Research Parkway
     Meriden, Connecticut 06604-4918
     Attention: Mary J. Healey, Esq.

     Telephone: (203) 639-4405
     Telecopy:  (203) 639-4185

     with a copy to:

     Winthrop, Stimson, Putnam & Roberts
     One Battery Park Plaza
     New York, New York  10004-1490
     Attention: David P. Falck, Esq.

     Telephone: (212) 858-1000
     Telecopy:  (212) 858-1500

     (b)  If to Parent, to:

     Northeast Utilities Service Company
     107 Selden Street
     Berlin, Connecticut 06037
     Attention:  John H. Forsgren

     Telephone:  (860) 665-5000
     Telecopy:  (860) 665-3718

     with a copy to:

     LeBoeuf, Lamb, Greene & MacRae, L.L.P.
     125 West 55th Street
     New York, New York 10019
     Attention:  Steven H. Davis, Esq.

     Telephone:  (212) 424-8000
     Telecopy:  (212) 424-8500

Section 10.04 MISCELLANEOUS. This Agreement (including the documents and instruments referred to herein) (i) constitutes the entire agreement and supersedes all other prior agreements and understandings, both written and oral, among the parties, or any of them, with respect to the subject matter hereof other than the Confidentiality Agreement; (ii) shall not be assigned by operation of law or otherwise; and (iii) shall be governed by and construed in accordance with the laws of the State of Connecticut applicable to contracts executed in and to be fully performed in such State, without giving effect to its conflicts of law, rules or principles.

Section 10.05 INTERPRETATION. When a reference is made in this Agreement to Sections or Exhibits, such reference shall be to a Section or Exhibit of this Agreement, respectively, unless otherwise indicated. The table of contents and headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.
Whenever the words "include," "includes" or "including" are used in this Agreement, they shall be deemed to be followed by the words "without limitation."

Section 10.06 COUNTERPARTS; EFFECT. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original, but all of which shall constitute one and the same agreement.

Section 10.07 PARTIES IN INTEREST. This Agreement shall be binding upon and inure solely to the benefit of each party hereto, and, except for Article II and for rights of Indemnified Parties as set forth in Section 7.05, nothing in this Agreement, express or implied, is intended to confer upon any other person any rights or remedies of any nature whatsoever under or by reason of this Agreement.

Section 10.08 WAIVER OF JURY TRIAL. EACH PARTY HERETO HEREBY WAIVES, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, ANY RIGHT IT MAY HAVE TO A TRIAL BY JURY IN ANY LEGAL PROCEEDING DIRECTLY OR INDIRECTLY ARISING OUT OF OR RELATING TO THIS AGREEMENT OR THE TRANSACTION CONTEMPLATED HEREBY (WHETHER BASED ON CONTRACT, TORT OR ANY OTHER THEORY). EACH PARTY HEREBY (A) CERTIFIES THAT NO REPRESENTATIVE, AGENT OR ATTORNEY OF ANY OTHER PARTY HAS REPRESENTED, EXPRESSLY OR OTHERWISE, THAT SUCH OTHER PARTY WOULD NOT, IN THE EVENT OF LITIGATION, SEEK TO ENFORCE THE FOREGOING WAIVER AND (B) ACKNOWLEDGES THAT IT AND THE OTHER PARTIES HERETO HAVE BEEN INDUCED TO ENTER INTO THIS AGREEMENT BY, AMONG OTHER THINGS, THE MUTUAL WAIVERS AND CERTIFICATIONS IN THIS SECTION.

Section 10.09 ENFORCEMENT. The parties agree that irreparable damage would occur in the event that any of the provisions of this Agreement were not performed in accordance with their specific terms or were otherwise breached. It is accordingly agreed that the parties shall be entitled to an injunction or injunctions to prevent breaches of this Agreement and to enforce specifically the terms and provisions of this Agreement in any court of the United States located in the State of Connecticut or in Connecticut state court, this being in addition to any other remedy to which they are entitled at law or in equity. In addition, each of the parties hereto (a) consents to submit itself to the personal jurisdiction of any federal court located in the State of Connecticut or any Connecticut state court in the event any dispute arises out of this Agreement or any of the transactions contemplated by this Agreement, (b) agrees that it will not attempt to deny such personal jurisdiction by motion or other request for leave from any such court and (c) agrees that it will not bring any action relating to this Agreement or any of the transactions contemplated by this Agreement in any court other than a federal or state court sitting in the State of Connecticut.

IN WITNESS WHEREOF, the Company and Parent have caused this Agreement to be signed by their respective officers thereunto duly authorized as of the date first written above.

YANKEE ENERGY SYSTEM, INC.

By:

----------------------------------------
                             Name:
                             Title:



NORTHEAST UTILITIES

By:


----------------------------------------
                             Name:
                             Title:




                                                                 EXHIBIT 10.2


                      AGREEMENT TO SETTLE PSNH RESTRUCTURING


I. INTRODUCTION

This Settlement Agreement is entered into this 2nd day of August, 1999, between the Governor of New Hampshire, the Governor's Office of Energy and Community Services, the Office of the Attorney General, Staff of the New Hampshire Public Utilities Commission, Public Service Company of New Hampshire ("PSNH") and Northeast Utilities ("NU") (collectively, the "Parties"). This Agreement is designed to provide a resolution of all major issues pertaining to PSNH in the electric industry restructuring proceeding of the New Hampshire Public Utilities Commission ("PUC") Docket No. DR 96-150, as well as in the other dockets and pending litigation described in Section XV of this Agreement. Implementation of this Agreement requires the approval of the PUC, as well as passage of securitization legislation by the New Hampshire Legislature. When implemented, this Agreement will result in the restructuring of PSNH in compliance with the competitive market structure objectives of both the Legislature, as set forth in RSA Chapter 374-F, and the PUC, as set forth in Docket No. DR 96-150, as well as the legislation relative to electric rate reduction financing contained in Chapter 289 of the Session Laws of 1999.

The key components of this Agreement include:

o An initial 18.3% average rate reduction for PSNH's customers, followed by subsequent decreases through the life of this Agreement.

o Substantial burden sharing by PSNH in the form of a $225 million after-tax write-off that will reduce Stranded Costs by approximately $367 million.

o  Sharing of the risks of Stranded Cost recovery.

o  Retail choice for all of PSNH's customers.

o Resolution of all issues pertaining to the Rate Agreement in a manner that is balanced and equitable.

o Resolution of the Fuel and Purchased Power Adjustment Clause ("FPPAC") under-recovery that will exist as of Competition Day, and elimination of FPPAC in the future.

o  Rate relief that is sustainable over the long-term.

o Refinancing that benefits customers through the issuance of low-cost Rate Reduction Bonds totaling $725 million ("securitization").

o Provision for low-income assistance and energy conservation programs for PSNH's customers.

o Competitively bid Transition Service that provides stable and predictable prices for all customers during the transition to competition.

o Divestiture of PSNH's generating assets and purchased power obligations, including its entitlement to power generated at the Seabrook Nuclear Plant under its contract with North Atlantic Energy Corporation ("NAEC").

This Agreement is designed to be implemented on Competition Day, which is the first day of the month following the month in which the conditions contained in Section XVI are satisfied. Until that time, PSNH's existing temporary rates for bundled service, the existing FPPAC rate of 0.383 cents/kWh, and the FPPAC BA amount of 6.281 cents/kWh will remain in effect, subject only to adjustment for future changes in Nuclear Decommissioning Charges and new levels of public policy expenditures ordered by the PUC after August 2, 1999. On Competition Day, PSNH's rates will be unbundled into the components set forth below, and retail customers will have the opportunity to choose an energy supplier.
During the first year following Competition Day, this Agreement will result in an average retail rate of 10.595 cents per kWh for a customer taking Transition Service, broken down as follows:

     Transition Service Energy Charge       3.700 cents
     Delivery Charge                        2.800
     Stranded Cost Recovery Charge          3.790
     System Benefits Charge                 0.250
     Consumption Tax                        0.055 cents
     Total                                 10.595 cents/kWh

Customers may be able to obtain even lower overall electricity costs by choosing a Competitive Supplier for energy.

The Parties recognize and understand that their mutual undertakings, as expressed in this Agreement, reflect their efforts to settle the issues raised in Docket No. DR 96-150, settle all outstanding federal and state proceedings involving PSNH restructuring, and lay to rest various other areas of dispute between the Parties as provided herein. The Parties agree that their understandings regarding securitization will require enactment of legislation by the New Hampshire Legislature, in addition to the approval of the PUC.

The Parties believe the terms of this Agreement reflect a fair resolution of all outstanding disputes that is in the public interest. More specifically, this Agreement is substantially consistent with the restructuring goals set forth in RSA Chapter 374-F and Chapter 289 of the Session Laws of 1999, including, but not limited to, near-term rate relief; retail choice; non-discriminatory open access to the electric system; unbundling of rates; equitable benefits for all customer classes; electricity prices that narrow the rate gap for New Hampshire customers; universal service and energy efficiency commitments; risk sharing by PSNH; a substantial write-off of Stranded Costs; limited Stranded Cost recovery that is appropriate, equitable and balanced; and, issuance of Rate Reduction Bonds that are not an obligation of the State, and that will provide equitable and extraordinary benefits to PSNH's customers in the form of significant rate reductions. In compliance with the requirements of RSA 369-A:1,X(h), PSNH and the New Hampshire Electric Cooperative, Inc. ("NHEC"), along with the other Parties, continue to negotiate to produce rate reductions for NHEC customers which are comparable to the rate reductions that will be achieved through this Agreement for PSNH customers.

II.  DEFINITIONS

Acquisition Premium: The Acquisition Premium referred to in paragraph 2(b) of the Rate Agreement.

Agreement: This Settlement Agreement signed by the Parties on August 2, 1999, including all appendices.

All-In Cost: The cost of the RRBs, including the coupon rate, any discounts or premiums, ongoing fees, the overcollateralization account, SPSE expenses, any letter of credit costs, but excluding servicing fees.

California Code: The Code of Conduct adopted by the California Public Utilities Commission, as set out in Appendix I and referred to in New Hampshire PUC Order No 22,875 issued in Docket No. DR 96-150 dated March 20, 1998.

Capacity Transfer Agreements: The Capacity Transfer Agreements between PSNH and the NU initial system referred to in paragraph 3 of the Rate Agreement.

Capital Subaccount: An account that will belong to the Special Purpose Securitization Entity, and will hold the initial capital contribution to the Special Purpose Securitization Entity and certain related amounts as described in Section XIII(D) of this Agreement.

Competition Day: The date upon which all PSNH retail customers will be able to choose a Competitive Supplier of energy. More specifically, Competition Day is the first day of the month following the month in which the conditions contained in Section XVI are satisfied.

Competitive Supplier: An "Electricity Supplier" as defined in RSA 374-F:2,II, who meets all PUC requirements to sell energy to PSNH's customers.

Default Service: The source of electric energy for customers who are not eligible for Transition Service and who are not receiving energy from a Competitive Supplier. Default service is designed to provide a temporary safety net for customers and to assure universal access and system integrity as set forth in RSA 374-F:3,V(c).

Delivery Charge: The delivery portion of the unbundled retail distribution bill.

Demand-Side Management ("DSM"): Programs traditionally designed to reduce or manage customer electricity usage as specified in Section V(E)(2).

Distribution: The portion of PSNH's delivery system subject to the regulatory jurisdiction of the PUC.

Energy Consumption Tax:  The tax specified in RSA 83-E:2.

Energy Efficiency Programs: Programs designed to improve the efficiency of, and thus reduce, customer electricity usage as specified in Section V(E)(2).

Energy Efficiency Working Group ("EEWG"): A collaborative of interested parties in PUC Docket No. DR 96-150 developing energy efficiency recommendations.

Environmental Remediation Expenditures: Costs of remediating the environmental issues at the sites identified in Appendix B.

Environmental Reserve ("ER"): A reserve account established by PSNH on its books to provide for environmental remediation expenditures, as provided in
Section V(A).

Exempt Wholesale Generator: Any entity who qualifies for Exempt Wholesale Generator status under Section 32 of the Public Utility Holding Company Act of 1935.

Failed Auction: An asset auction that results in some or all of the assets either not being bid upon at auction, or being bid at prices less than the minimum prices established or approved by the PUC.

FERC:  The Federal Energy Regulatory Commission.

Final Order: An order issued by the PUC pursuant to RSA-363:17-b on the merits of the Agreement, effective at the expiration of the rehearing period set forth in RSA 541:3, or, if the order is subject to one or more motions for rehearing, effective the date that the PUC acts on the last pending motion for rehearing pursuant to RSA 541:5.

Fuel and Purchased Power Adjustment Clause ("FPPAC"): The Fuel and Purchased Power Adjustment Clause referred to in paragraph 7 of the Rate Agreement.

Independent Power Producer ("IPP") costs: The costs to PSNH of purchasing energy and/or capacity from PURPA qualifying facilities or LEEPA facilities.

Initial Delivery Charge Period: The first thirty months following Competition Day during which delivery rates are set at 2.80 cents per kilowatt-hour.

LEEPA:  The Limited Electrical Energy Producers Act, RSA Chapter 362-A.

Legislature:  The General Court of the State of New Hampshire.

Low-Income Electric Assistance Program: A statewide payment assistance program designed to enable low-income residential customers to manage and afford essential electricity requirements, as provided in Section V(E)(1).

Major Storm Cost Reserve: An account to be established by PSNH to fund the costs identified in Section V(A).

New Hampshire Code of Conduct: The Code of Conduct to be adopted by the PUC pursuant to Order No. 22,875 issued in Docket No. DR 96-150 dated March 20, 1998, as provided in Section XI of this Agreement.

Non-Securitized Stranded Costs: The Stranded Costs for which recovery is allowed under Part 3 of the Stranded Cost Recovery Charge as provided in
Section V(B)(3) of this Agreement.

Nuclear Decommissioning Charge: The ongoing expenses for nuclear decommissioning for Seabrook, Millstone Unit 3 and Vermont Yankee.

Overcollateralization Subaccount: An account that will belong to the Special Purpose Securitization Entity and will hold the Overcollateralization amount on the RRBs as described in Section XIII(D) of this Agreement.

Parties: The Governor of New Hampshire, the Governor's Office of Energy and Community Services, the Office of the Attorney General, Staff of the New Hampshire Public Utilities Commission, Public Service Company of New Hampshire and Northeast Utilities.

Present Value: Unless otherwise specified, the net present value that results from applying the Stipulated Rate of Return.

Prudence: The standard of care which qualified utility management would be expected to exercise under the circumstances that existed at the time the decision in question had to be made. In determining whether a decision was prudently made, only those facts known or knowable at the time of the decision can be considered.

PSNH:  Public Service Company of New Hampshire.

PUC:  The New Hampshire Public Utilities Commission.

Purchased Power Obligation: A commitment created by contract, order or law for PSNH to purchase power from a third party.

PURPA: The Public Utility Regulatory Policies Act of 1978. Generally, 16 U.S. Code 2601, et seq.

Rate Agreement: The agreement dated November 22, 1989, as amended, executed by and between the Governor and Attorney General of the State of New Hampshire, acting on behalf of the State of New Hampshire, and Northeast Utilities Service Company, acting on behalf of its parent Northeast Utilities. See RSA 362-C:2,I.

Rate Reduction Bonds ("RRBs"): Bonds, notes, certificates of participation or beneficial interest, or other evidences of indebtedness or ownership, issued pursuant to an executed indenture or other agreement of a financing entity, in accordance with New Hampshire law, the proceeds of which are used, directly or indirectly, to recover, finance, or refinance Stranded Costs, and which, directly or indirectly, are secured by evidence of ownership interests in, or are payable from, RRB property.

Recovery End Date: The risk sharing date established in Section V(C) at which recovery by PSNH of its Non-Securitized Stranded Costs ends, even if all such costs have not been recovered.

Reserve Subaccount: An account of the Special Purpose Securitization Entity that will hold any excess collections of RRB Charges beyond the amount needed to make periodic allocations with respect to RRB Costs as described in Section VIII(D) of this Agreement.

Retail Choice: The ability of retail electric customers to choose a Competitive Supplier on or after Competition Day.

RRB Charge:  Part 1 of the SCRC, which is dedicated to the payment of the RRBs.

RRB Costs: Principal, interest, credit enhancement costs, fees and expenses with respect to RRBs.

RRB Property: An irrevocable property right to bill and collect nonbypassable RRB Charges in amounts sufficient to recover the RRB Costs.

Seabrook Power Contract: The agreement between PSNH and North Atlantic Energy Corporation referred to in paragraph 2 of the Rate Agreement.

Sharing Agreement:  The agreement referred to in paragraph 4 of the Rate
Agreement.

Special Purpose Securitization Entity ("SPSE"): Any special purpose trust, limited liability company, or other entity that is authorized in accordance with the terms of a finance order to issue Rate Reduction Bonds, acquire RRB Property, or both.

Stipulated Rate of Return: A rate of return calculated assuming a return on equity of 8% after tax, an equity ratio of 40%, and the weighted cost of PSNH's non-securitized long-term debt. The Stipulated Rate of Return will be computed as of two dates. The first calculation will occur on Competition Day, and will take into account the reduction in long-term debt costs occasioned by the issuance of the RRBs. The second calculation will occur as of the date of the closing of the sale of PSNH's fossil/hydro assets, and will take into account any additional reduction in long-term debt costs occasioned by the proceeds from the sale of those assets.

Stranded Costs: Costs, liabilities, and investments that PSNH would reasonably expect to recover if the existing regulatory structure with retail rates for the bundled provision of electric service continued, but which would likely not be recovered as a result of restructuring of the electric industry that allows retail choice of electricity suppliers unless a specific mechanism for such cost recovery is provided. See RSA 374-F:2,IV.

Stranded Cost Recovery Charge ("SCRC"): The portion of the unbundled retail delivery service bill that is a non-bypassable charge as provided in RSA Chapter 374-F:3 to recover the portion of PSNH's Stranded Costs that are allowed by this Agreement. The SCRC includes the RRB Charge, nuclear decommissioning and IPP costs, Non-Securitized Stranded Costs, and other costs and expenses allowed by this Agreement.

System Benefits Charge: A nonbypassable charge authorized by RSA 374:F:3,VI, which is designed to recover the costs of PUC-approved public benefits related to the provision of electricity, including the Low-Income Electric Assistance Program and Energy Efficiency Programs specified in this Agreement.

Tariff: The Electric Delivery Service Tariff pursuant to which PSNH will provide service beginning on Competition Day.

Transition Service: Electricity supply to be made available for three years from Competition Day to all customers who have not chosen a Competitive Supplier, or who in certain circumstances have left such a supplier. Transition Service is designed to afford customers the option of stable and predictable ceiling prices in accordance with RSA 374-F:3,V(b).

Transmission: The portion of PSNH's delivery system that is subject to the regulatory jurisdiction of the Federal Energy Regulatory Commission.

Triple-A Rating: A determination by a majority of (a) Duff & Phelps Credit Rating Co., Fitch Investors Service, L.P., Moody's Investors Service, and Standard & Poor's Ratings Services, or (b) the ratings agencies in (a) that actually rate the RRBs at issuance, that the RRBs are entitled to their highest rating.

True-Up Mechanism: A periodic adjustment to the RRB Charge, which accounts for any over or under-collections of the RRB Charge.

III.  WRITE-OFF

Subsequent to receipt of a Final Order from the PUC approving this Settlement Agreement as submitted by the Parties and upon satisfaction of the conditions contained in Section XVI, PSNH will write off $225 million after-tax (approximately $367 million pre-tax as of January 1, 2000). Such write-off shall take place on or before Competition Day. The write-off will be first taken against the Seabrook Deferred Return and the Acquisition Premium in a manner that will maximize benefits for customers. In addition to the write-off described above, PSNH will reduce its Stranded Costs by an additional $10 million upon the transfer of the following market-based wholesale contracts to an affiliate:

Braintree                            Littleton Electric Light& Water Dept.
Burlington Electric Dept.            Littleton, NH
Central Maine Power                  Mansfield
Citizens Lehman                      Middleton
Citizens System                      Reading
Commonwealth Electric                Select Energy
Danvers                              Sterling
Fitchburg Gas & Electric             UNITIL
Holyoke Gas & Electric               VT. Marble

IV.  RATE DESIGN

The rate design principles to which the Parties have agreed are as described below.

All classes of customers are to be charged an equal cents per kilowatt-hour amount for the System Benefits Charge, the Energy Consumption Tax (unless modified by a revision to the legislation), and Transition Service (for those customers taking such service). Other than the specific items referenced above, PSNH will recover its costs through customer, demand, meter, and usage (kWh) charges, subject to the constraint that any change to rate design will not result in a shifting of costs between the residential class and all other classes. All rate design changes will be performed on a revenue neutral basis. The average rate reduction for the residential class will be the same as the average rate reduction for all other classes combined. The rate reduction for individual customers or for different general service classes may vary from the average overall rate reduction.

The average rate reductions for each of the residential class, the outdoor lighting class, and the combined general service classes (Rates G, GV and LG) is 18.3%. The average reduction for the limited number of optional rates that are already discounted may be less than the average reduction for the class, or there may be no reduction. If the percent decrease to certain optional rates is lower or if there is no decrease, the decrease to the other rates within the class will be higher in order to ensure that the class receives the overall average percentage decrease specified above. Because economic development ("ED") and business retention ("BR") rates are already discounted, the average rate reduction for ED and BR customers will be less than the average reduction for the class into which ED and BR customers would ordinarily fall.

The rate design will not result in a higher bill for any customer, when comparing the customer's bill calculated prior to Competition Day to that bill calculated as of Competition Day, assuming that customer receives Transition Service. Having committed in this Agreement to address low-income assistance and energy conservation in a more appropriately targeted fashion, PSNH has eliminated the current "humped" design of the standard residential rate, and it has also redesigned its general service rates (Rates G, GV and LG) to provide for a smooth transition for customers who switch from one rate class to another as a result of load changes.

A table incorporating the foregoing Rate Design principles is contained in Appendix A. PSNH is filing a proposed Tariff implementing these rates with its supporting testimony. The other Parties reserve the right to file testimony supporting or opposing PSNH's proposed rate design and Tariff filing.

V.  INDIVIDUAL RATE COMPONENTS

    A. Delivery Charge
    In order to insure that customers will enjoy stable and predictable prices through the transition to competition, PSNH will set the Delivery Charge at an overall average level of 2.80 cents per kilowatt-hour for the first thirty months following Competition Day (the "Initial Delivery Charge Period"), unless adjusted as provided herein. As discussed in Section IV of this Agreement, ("Rate Design"), the Delivery Charge includes customer, demand, meter and usage
(kWh) charges. The average Delivery Charge reflects the amount necessary for that class to receive the rate reduction provided by this Agreement, once all other rate design changes have been incorporated and after taking into account all other charges provided for by this Agreement, including the Stranded Cost Recovery Charge.

    No later than twenty-nine months following Competition Day, PSNH will file with the PUC proposed new delivery rates, including supporting cost and rate information and pro forma adjustments based on the four most recent calendar quarters for which data are available, for effect after the end of the Initial Delivery Charge Period.

    The new delivery rates shall take into account any revenues received by PSNH for servicing of outstanding RRBs subsequent to the Initial Delivery Charge Period. During the Initial Delivery Charge Period the revenues received from servicing the RRBs will be reserved in a liability account on PSNH's books and refunded with a return at the Stipulated Rate of Return when new delivery rates are determined, over such period as may be ordered by the PUC.

    The new delivery rates will become effective after investigation and hearings. If the new delivery rates are suspended by the PUC, any final rates determined by the PUC will be calculated retrospectively on an aggregate basis beginning as of the end of the Initial Delivery Charge Period, with an appropriate refund or recoupment of costs made prospectively from the effective date of the PUC's order. The 2.80 cents delivery rates proposed for the Initial Delivery Charge Period shall not be considered a precedent for the establishment of the level of rates subsequent to the Initial Delivery Charge Period.

    During the Initial Delivery Charge Period, a Major Storm Cost Reserve ("MSCR") shall be established by PSNH, and shall be funded at a rate of $3 million per year. Major storm costs shall be charged to the MSCR during that period. A "major storm" shall be defined as any time that either: (a) 10% or more of PSNH's retail customers lose power and there are more than 200 reported troubles, or (b) there are 300 or more reported troubles. As part of the filing for new delivery rates described above, PSNH will report the difference, if any, between the actual costs charged to the MSCR and the funding of the MSCR. During the Initial Delivery Charge Period, PSNH will defer any major storm costs which exceed the funding of the MSCR, and PSNH will recover or refund (with a return or interest at the Stipulated Rate of Return) during the subsequent twelve months (or such other period ordered by the PUC) any difference between the prudent costs properly charged to the MSCR and the amount of funding of the MSCR.

    PSNH has established an Environmental Reserve ("ER") on its books of account. The ER is for expenditures associated with the sites specified in Appendix B and is expected to amount to $11.5 million as of January 1, 2000, with the amount to be adjusted as may be necessary to reflect any reasonable and prudent adjustments made to such books of account between the filing date of this Agreement and Competition Day. During the Initial Delivery Charge Period, PSNH will charge its actual environmental remediation expenditures for the specifically identified sites to the ER. Subsequent to the Initial Delivery Charge Period, PSNH will recover or refund (with a return or interest at the Stipulated Rate of Return) any difference over a period not to exceed three years, subject to a prudence finding for the costs charged thereto.

    Because the average Delivery Charge of 2.80 cents per kilowatt-hour does not recover any Environmental Remediation Expenditures, during the Initial Delivery Charge Period PSNH will defer for future recovery environmental expenses for any new site that is identified or for any increase to estimated remediation costs for any existing sites. As part of the filing for new delivery rates, PSNH will propose recovery of any such deferrals. The PUC shall grant recovery of such costs that it determines to be prudent. If the PUC grants recovery, such deferrals shall be amortized as they are recovered through the new Delivery Charge. Any actual Environmental Remediation Expenditures will decrease the ER.

     During the Initial Delivery Charge Period, the Delivery Charge shall, upon request by PSNH or on a motion by the PUC, be adjusted to fully recover any changes in PSNH's costs that the PUC determines have resulted from the imposition or modification of any tax, program, service, or accounting change resulting from an order by any regulatory agency or by the enactment or revision of any law, or in the case of accounting changes, by the Financial Accounting Standards Board ("FASB") or the Emerging Issues Task Force ("EITF").

     The Delivery Charge limit of 2.80 cents per kilowatt-hour during the Initial Delivery Charge Period will only apply to PSNH's customer, demand, meter, and usage (kWh) charges. Changes to other fees and service charges (e.g., late payment charges, service connection charges, line extension charges, and fees for services provided to energy suppliers) will continue to be subject to PUC approval.

     In order to achieve the Delivery Charge specified above, the Parties agree that a ten-year extension for depreciation lives is appropriate for PSNH's
Transmission and Distribution assets. The Parties hereby support PSNH's request to make such an adjustment to the depreciation lives. When and if approved by the PUC, PSNH will make corresponding adjustments to the book lives of the affected assets.

     PSNH will fund PUC expenses during the Initial Delivery Charge Period that are necessary to monitor Agreement compliance, to assure that Transmission and Distribution system quality and reliability are maintained, to assure that PSNH has prudently sold the output of its generating assets and entitlements prior to divestiture, to assure that allocators utilized to assess charges among affiliates are proper and timely, and for other matters deemed necessary by the PUC. If the cost to PSNH of such funding exceeds the historical special assessment of $350,000 per year, PSNH may recover the incremental amount through an increase to the Delivery Charge during the Initial Delivery Charge Period, pursuant to the provisions of this section allowing the Delivery Charge to be adjusted for changes in costs resulting from the imposition or modification of any tax, program, service or accounting change.

    Revenue received by PSNH from the provision of wheeling service across PSNH's Transmission system or the Transmission system of its affiliates will continue to be credited on a pro-rata basis against Delivery Charge revenue requirements. Revenue received by PSNH from the provision of wheeling service across PSNH's Distribution facilities will also be credited against Delivery Charge revenue requirements. Such credit shall not affect the level of the Delivery Charge during the Initial Delivery Charge Period.

    B. Stranded Cost Recovery Charge
    The Stranded Cost Recovery Charge ("SCRC") will be a non-bypassable charge as provided in RSA Chapter 374-F:3 to recover the portion of PSNH's Stranded Costs as well as other specified costs and expenses that are allowed by this Agreement. Stranded costs to be recovered through the SCRC will consist of securitized assets and Non-Securitized Stranded Costs, and the net of ongoing expenses and/or revenue requirements (including decommissioning costs) for any generating unit, entitlement or obligation that has not been sold or otherwise divested as of Competition Day. The SCRC will recover the amortization of the assets and the ongoing expenses, and will be reconciled with a return applied at the Stipulated Rate of Return to any overrecoveries or underrecoveries of costs, subject to the provisions of Section V(C), ("Risk Sharing"), except with respect to the RRB Charge, for which reconciliations shall be calculated in accordance with the True-Up Mechanism described in Section XIII. Appendix C shows the estimated balance of the assets as of January 1, 2000, and Appendix D provides an illustrative amortization schedule for the assets. Appendices C and D will be updated as required to reflect additional amortization of and/or prudent capital additions to the listed assets as of Competition Day.

    For the purpose of establishing the SCRC, Stranded Costs will be divided into three parts, as described below. Part 1 will be the RRB Charge, and is the source of payment for Rate Reduction Bonds. Therefore, the right to receive all collections in respect of the Part 1 charge will be sold to the Special Purpose Securitization Entity (see Section XIII). Part 1 is expected to be billed until the expected maturity date, which is 12 years from the date of issuance of RRBs, but, in certain circumstances described herein, may be billed until the legal maturity date of the RRBs as described more fully below.
Part 2 will continue for as long as there are Stranded Cost expense components in that part for which PSNH is responsible for payment. Part 3 contains other miscellaneous Stranded Costs, and recovery of Part 3 Stranded Costs by PSNH is time bounded and full recovery of such costs is not guaranteed to PSNH.

    The SCRC shall be a non-bypassable charge pursuant to RSA 374-F:3. A retail consumer that installs generation to serve its own load will not be subject to an exit fee. In the event of municipalization of a portion of PSNH's service territory, pursuant to RSA 38:33 the PUC shall determine, to a just and reasonable extent, the consequential damages such as stranded investment in generation, storage, or supply arrangements resulting from the purchase of plant and property from PSNH and shall establish an appropriate recovery mechanism for such damages. Any municipality shall be allowed to initiate or continue the process of establishment, acquisition and expansion of plants according to RSA Chapter 38 as it exists upon the date of this Agreement.

1. Part 1 - Securitized Assets

Part 1 of the SCRC (the "RRB Charge") consists of the amounts required to recover RRB Costs as more fully described in Section XIII. The securitized assets to be recovered will be the following:

o The difference between North Atlantic Energy Corporation's book value of Seabrook, determined as of Competition Day, and $100 million. This amount will be paid by PSNH to NAEC on or before Competition Day to buy down the value of the Seabrook Power Contract. This contract buy-down is subject to all required regulatory and lender approvals.

o The book value of Millstone Unit 3 as of the date of the transfer of ownership to an affiliate. This transfer is subject to all required regulatory and lender approvals.

o Necessary and prudent costs associated with issuance of and closing on the securitization financing and any premiums associated with the retirement of debt and preferred stock from these proceeds up to a maximum of $17 million.

o A portion of the Acquisition Premium and FAS 109 costs related thereto, which shall be measured as the difference between the proceeds of the RRBs and the total of the preceding Part 1 costs.

The net book value of the assets that comprise Stranded Costs as of Competition Day shall form the basis of the amounts to be recovered. Those values as of the end of each month for calendar year 2000, will be agreed to by the Parties and expeditiously filed with the PUC. The values shall be used to determine the levels of Part 1 and Part 3, with the exception that any prudent capital additions or retirements at Seabrook and Millstone Unit 3 shall be added or subtracted from the stated amount.

The Part 1 charge will be a discrete and segregated charge in order to meet the requirements for the targeted Triple-A Rated securitization. Therefore, all Part 1 collections will be allocated and remitted to the Special Purpose Securitization Entity (described below in Section XIII). Cash collections of
Part 2 and Part 3 will not be made available to make payments on Rate Reduction Bonds. Section XIII(D) of this Agreement discusses the relationship between
Part 1 collections and Parts 2 and 3 of the SCRC.

2.  Part 2 - Nuclear Decommissioning Costs, IPP Costs and Going Forward Costs

Part 2 of the SCRC will initially recover ongoing expenses for nuclear decommissioning (for Seabrook, Millstone Unit 3 and Vermont Yankee) and for IPP costs. After the earlier of the Recovery End Date or the date that Non-Securitized Stranded Costs are fully amortized, Part 2 will also be credited with a return on the accumulated deferred income taxes associated with the securitized assets. The return thereon shall be equal to the weighted average interest rate on outstanding Rate Reduction Bonds as capped by PSNH's interest guarantees contained in this Agreement, if applicable. To the extent that PSNH is unable to divest any asset, entitlement, or obligation, and the PUC has not exercised its authority to divest under Section VIII(L), after the earlier of the Recovery End Date or the date that the Non-Securitized Stranded Costs are fully amortized, such going forward costs related to those assets, entitlements, or obligations shall thereafter become Part 2 costs with continued recovery. Such costs shall exclude any previously deferred amounts. The Part 2 amount to be recovered through the SCRC each month will be the expenses incurred by PSNH for the items listed above, less associated revenues and the revenue from the sale of the IPP power on the wholesale market, adjusted by the prudent costs incurred by PSNH to mitigate these IPP costs via buyouts, buydowns, or other methods.

In the event that there is insufficient SCRC revenue to meet both Part 1 and Part 2 SCRC requirements, the unrecovered Part 2 amounts will be deferred for future Part 2 recovery with a return at the Stipulated Rate of Return.

3.  Part 3 - Non-Securitized Stranded Costs and Other Expenses and Obligations

Part 3 of the SCRC will be Non-Securitized Stranded Costs and other expenses and obligations, not otherwise included in Parts 1 or 2, above, offset by a return on related accumulated deferred income taxes. Non-Securitized Stranded Costs will be recovered through the SCRC in accordance with the time frame specified in the Risk Sharing provision set forth below. Non-Securitized Stranded Costs to be recovered will be the following:

o Any remaining amount of the Acquisition Premium on PSNH's books as of Competition Day that has not been securitized.

o FAS 109 costs on PSNH's books as of Competition Day related to the non-securitized portion of the Acquisition Premium.

o The value of unrecovered obligations for retired nuclear power plants (Connecticut Yankee, Maine Yankee and Yankee Rowe) on PSNH's books as of Competition Day.

o The balance on PSNH's books as of Competition Day of deferred costs associated with Independent Power Producers.

o The balance on PSNH's books as of Competition Day of deferred retail FPPAC costs.

o  The value of Hydro Quebec contract buyout payments.

o  The value of the Vermont Yankee contract buyout payment.

o Necessary and prudent unamortized loss on reacquired debt and other costs associated with the accelerated payoff of PSNH and/or NAEC debt, exclusive of any amounts included in Part 1.

The balance of the Non-Securitized Stranded Costs will be reduced by the following amounts:

o The net proceeds (sale price less book value less prudent sales expenses and all associated taxes not otherwise provided for in this Agreement) from the sale of PSNH's fossil/hydro assets as of the date that the sale closes. (If the sale price is less than the book value, the balance of the Non-Securitized Stranded Costs will be increased by the residual balance of the fossil/hydro assets after subtracting the net proceeds received from the sale of the assets.)

o The net proceeds from the sale of NAEC's ownership interest in the Seabrook Nuclear Plant. (If the sale price is less than the book value, the balance of the Non-Securitized Stranded Costs will be increased by the residual balance after subtracting the net proceeds received from the sale of NAEC's ownership interest.)

o $10 million upon transfer of PSNH's market-based wholesale contracts to an affiliate as described in Section III, the "Write-Off" section of this Agreement.

o Any net payment received by PSNH resulting from the termination of any wholesale requirements contract other than the Amended Partial Requirements Agreement with the New Hampshire Electric Cooperative, Inc.

o The present value of the incremental payments for the All-In Cost of Rate Reduction Bonds if that cost exceeds the interest rate guarantee made by PSNH (i.e., 6.25% if the Rate Reduction Bonds are issued on or before December 31, 1999; 7.25% if the Rate Reduction Bonds are issued during the time period of January 1, 2000 through and including June 30, 2000). If the Rate Reduction Bonds are issued on or after July 1, 2000, or if such Bonds do not achieve a Triple-A Rating, this provision does not apply.

The Part 3 amount recovered through the SCRC each month for Non-Securitized Stranded Costs will be equal to the amount of Non-Securitized Stranded Costs amortized each month (assuming a seven year amortization schedule), plus a return on the balance (net of related accumulated deferred income taxes) of the Non-Securitized Stranded Costs, plus any underrecovery or any accelerated amortization as described in Section V(B)(4), the Rate Calculation and Reconciliation section below, subject to the provisions of Section V(C) (Risk Sharing). The return applied to the balance of the Non-Securitized Stranded Costs will be the Stipulated Rate of Return. Other expenses and obligations recovered through or credited to Part 3 of the SCRC will be the following:

o The revenue requirement associated with any generating asset, entitlement, and purchased power obligation (other than Part 2 costs related to nuclear decommissioning or IPP's) prior to the divestiture of such asset, entitlement or obligation.

o The difference between the expense incurred for the purchase of power to supply Transition Service and the revenue received from customers for Transition Service. Such amount may be either negative or positive, depending on whether the purchase price is less than or greater than the sale price to Transition Service customers.

o Any positive difference between the expense incurred for the purchase of power to supply Default Service and the revenue received from customers for such service.

o Return on the accumulated deferred income taxes associated with the securitized assets at a rate equal to the weighted average interest rate on outstanding RRBs as capped by PSNH's interest guarantees contained in this Agreement, if applicable.

Other expenses and obligations will be reduced by the revenue from the sale of power from any generating asset, entitlement or purchased power obligation (other than IPP's) prior to the divestiture of such asset, entitlement or obligation.

Part 3 of the SCRC will cease as of the earlier of (a) the Recovery End
Date described in described in Section V(C), the Risk Sharing section of this Agreement, or (b) the date that the Non-Securitized Stranded Costs are fully amortized. However, to the extent that PSNH is unable to divest any asset, entitlement or obligation and the PUC has not exercised its authority to divest under Section VIII(L), after the earlier of (a) or (b) above any such going forward costs related to those assets, entitlements, or obligations shall thereafter become Part 2 costs with continued recovery. Such costs shall exclude any previously deferred amounts. In addition, at the earlier of (a) or
(b) above, the accumulated deferred income taxes associated with the securitized assets and a return thereon, will become Part 2 credits.

4.  Rate Calculation and Reconciliation

    a.  Prior to Recovery End Date

    The overall average level of the SCRC will be 3.79 cents per kilowatt-hour for the period from Competition Day until the earlier of the date that the non-securitized Part 3 assets are fully amortized or the Recovery End Date described in Section V(C), the Risk Sharing section of this Agreement. During that time, PSNH will compare the amount to be recovered through Parts 1, 2 and 3 of the SCRC during each six-month period with the revenue received from the billing of the SCRC. If the Part 3 amounts to be recovered exceed the amount of revenue received through the billing of the SCRC, the difference will be deferred with a return for possible future recovery as a Part 3 amount during the next six-month period. The return will equal the Stipulated Rate of Return. In no event shall such Part 3 deferral extend beyond the Recovery End Date. If the Part 3 amounts to be recovered are less than the amount of revenue received through the billing of the SCRC, the difference will be used to accelerate the amortization of non-securitized Part 3 assets, thereby shortening the recovery period for such assets. Nothing described in this paragraph will affect the RRB Charge or its True-Up Mechanism.

    As described in Section XIII, "Securitization of Stranded Costs," the RRB Charge may be increased or decreased pursuant to its True-Up Mechanism; however, the total average SCRC will be 3.79 cents/kWh prior to the earlier of the Recovery End Date or the date when non-securitized Part 3 assets have been fully amortized. Thus, prior to such date, any increase in the RRB Charge will result in a decrease in recovery of Part 3. To the extent such increase in the RRB Charge is greater than the amount to be collected via Part 3, recovery of Part 2 will also be reduced, such that the total average SCRC remains 3.79 cents/kWh. To the extent recovery of Part 1 is decreased pursuant to the True-Up Mechanism prior to the Recovery End Date, recovery of Part 3 will increase such that the total average SCRC remains 3.79 cents/kWh.

     b.  Upon Recovery End Date

     Upon the Recovery End Date any remaining Part 3 Non-Securitized Stranded Cost balances shall be written off.

     c.  After the Recovery End Date

     After the earlier of the Recovery End Date or the date that the Non-Securitized Stranded Costs are fully amortized, the SCRC will no longer be frozen at 3.79 cents/kWh, but is expected to drop significantly, thus providing additional customer savings. Thereafter, any increases or decreases in Part 1 pursuant to the True-Up Mechanism will result in corresponding increases or decreases in the SCRC charged to customers.

    After the earlier of the Recovery End Date or the date that the Non-Securitized Stranded Costs are fully amortized, PSNH will calculate Part 2 to be billed upon PUC approval during each prospective six-month period.
Any difference between the amounts to be recovered through Part 2 during any six-month period and the revenue received through the application of Part 2 during that period will be refunded or recovered with a return during the subsequent six-month period by reducing or increasing Part 2 for the subsequent six-month period. The return will be the Stipulated Rate of Return.

     C.  Risk Sharing

     The recovery of Non-Securitized Stranded Costs in Part 3 of the SCRC described above shall be subject to the following risk sharing provision. Specifically, PSNH shall forego the right to recover all such Non-Securitized Stranded Costs that remain unrecovered as of the Recovery End Date. The Recovery End Date will initially be September 30, 2007, but shall be revised within 30 days following the closing on the sale of the fossil/hydro assets described in Section VIII ("Divestiture") by the following durations:

     1) The Recovery End Date shall be 20 days earlier for each month beyond January 1, 2000 that Competition Day occurs.

     2) For purposes of computing the Stranded Cost Recovery Charge in this Agreement, the Parties have assumed that $360 million will be the net proceeds realized from the sale of the fossil/hydro assets at auction. The Recovery End Date shall be 30 days earlier for every $10 million by which the net sale proceeds of the fossil/hydro assets exceeds $360 million, or made later by 30 days for every $10 million by which the net sale proceeds of the fossil/hydro assets is less than $360 million. An adjustment of less than 30 days will be made on a pro-rata basis for residual increments, or decrements, less than $10 million.

     3) For purposes of computing the Stranded Cost Recovery Charge, the Parties have assigned a 7.25% All-In Cost to the RRBs. If the Rate Reduction Bonds are issued prior to July 1, 2000, and achieve a Triple-A Rating, the Recovery End Date shall be 20 days earlier for each 25 basis points (0.25 percentage points) by which the All-In Cost of the Rate Reduction Bonds is less than 7.25%.

     4) The Recovery End Date shall be 20 days earlier for every 0.1 cents/kWh that the actual weighted average cost of Transition Service is below the prices charged to customers as specified in Section V(D)(2), for each of the first, second and third twelve-month periods following Competition Day. Similarly, the Recovery End Date shall be made later by 20 days for every
0.1 cents/kWh that the actual average cost of Transition Service exceeds the prices charged to customers as specified in Section V(D)(2) for each of the first, second and third twelve-month periods following Competition Day. For example, if the actual weighted average cost is less than the price specified in the Transition Service section of this Agreement by 0.2 cents/kWh the first twelve months, 0.1 for the second, and 0.1 for the third, then the Recovery End Date would be 80 days earlier. The adjustments to the Recovery End Date shall be prorated for incremental changes less than 0.1 cents/kWh.

     5) In the case of the output of nuclear and IPP entitlements, the Recovery End Date shall be adjusted for the difference between the wholesale market prices estimated for purposes of this Agreement and (a) the actual wholesale price for the sale of output of such entitlements prior to the closing of the sale of fossil/hydro assets at auction and (b) a proxy for the actual wholesale price for the sale of the output of such entitlements after the closing of the sale of the fossil/hydro assets. In the case of the output of the fossil/hydro units, the Recovery End Date shall be adjusted for the difference between the wholesale market prices estimated for purposes of this Agreement and the actual revenue from the sale of the output for the fossil/hydro units prior to divestiture. For nuclear and IPP entitlements, the proxy wholesale price shall be determined based on the average price realized from the sale (under the RFP process approved by the Connecticut Department of Public Utility Control) of the output of The Connecticut Light and Power Company's and Western Massachusetts Electric Company's shares of Millstone 2, Millstone 3 and Seabrook, adjusted for differences in capacity factors. After the Initial Delivery Charge Period, the proxy prices will be escalated by 3% per year.
The Recovery End Date will be adjusted for these factors as follows:

     a) The Recovery End Date shall be 30 days earlier for every $10 million by which the actual revenue received from the sale of power from PSNH's fossil/hydro assets for the period beginning on Competition Day and ending on June 30, 2000 exceeds the estimated revenues, such estimated revenues computed by multiplying the number of days in the period beginning on Competition Day and ending on the day of divestiture by $551,000, or made later by 30 days for every $10 million by which such revenue is less than the estimated revenues. An adjustment of less than 30 days will be made on a pro-rata basis for residual increments of less than $10 million.

     b) The Recovery End Date shall be 30 days earlier for every $10 million by which the sum of the (a) actual revenue obtained before fossil/hydro sale closing and (b) projected revenue, after such closing and as defined below, received from the sale of power from PSNH's Independent Power Producer ("IPP") entitlements for the period beginning on Competition Day and ending on September 30, 2007 exceeds the estimated revenue, or made later by 30 days for every $10 million by which the sum of such actual and projected revenue is less than the estimated revenue. The estimated revenue shall be computed as $240,000,000 plus the product of $91,000 times the number of days beginning on Competition Day and ending on December 31, 2000. An adjustment of less than 30 days will be made on a pro-rata basis for residual increments of less than $10 million. The projected revenue from the sale of power from IPP entitlements shall be computed using the proxy wholesale market prices described above, and, in order to translate the proxy wholesale price into a cents per kilowatt-hour number, an annual IPP capacity factor of 95%, and the yearly megawatt-hour values listed below. The value for the year 2000 shall be pro-rated for the actual period from Competition Day through December 31, 2000.

      Year             MWh

      2000           1,122,000
      2001           1,126,000
      2002           1,126,000
      2003           1,119,000
      2004           1,122,000
      2005           1,095,000
      2006             964,000
      2007             547,500    Through Sept. 30, 2007

     c) The Recovery End Date shall be 30 days earlier for every $10 million by which the sum of the (a) actual revenue obtained before fossil/hydro sale closing and (b) projected revenue received from the sale of power from PSNH's Seabrook Power Contract entitlement for the period beginning on Competition Day and ending on December 31, 2003 exceeds the estimated revenue, or made later by 30 days for every $10 million by which the sum of such actual and projected revenue is less than the estimated revenue. The estimated revenue shall be computed as $299,737,000 plus the product of $286,000 times the number of days beginning on Competition Day and ending on December 31, 2000. An adjustment of less than 30 days will be made on a pro-rata basis for residual increments of less than $10 million. The projected revenue from the sale of power from PSNH's Seabrook entitlement shall be computed using the proxy wholesale market prices described above, an annual Seabrook capacity factor of 82%, and the yearly megawatt-hour values listed below. The value for the year 2000 shall be pro-rated for the actual period from Competition Day through December 31, 2000.

      Year             MWh

      2000           3,165,000
      2001           2,851,000
      2002           2,852,000
      2003           3,154,000

    D.  Energy Charges

    On and after Competition Day, except for Transition Service and Default Service obligations established by this Agreement and obligations to purchase power from IPPs, PSNH will no longer have any obligation to build, provide, plan for, or buy energy, capacity, or other generation related services for its retail customers. Following Competition Day, three options will be available to customers for energy service: a Competitive Supplier of the customer's choice, Transition Service, or Default Service. Transition Service will be available for a three-year period following Competition Day for those customers who have not chosen a Competitive Supplier, or as otherwise provided below, thus providing stable and predictable prices during the transition to a fully competitive market. Default Service will provide a safety net and assure universal access for customers who are not receiving energy from a Competitive Supplier and who are not eligible for Transition Service.

1.  Competitive Energy Service

    On and after Competition Day, customers may be able to obtain even greater rate reductions by choosing from among authorized Competitive Suppliers.

2.  Transition Service

    Transition Service will be available for a three-year period following Competition Day for those customers who have not chosen a Competitive Supplier, or as otherwise provided below, thus providing stable and predictable prices during the transition to a fully competitive market. Transition Service will be secured by (a) PSNH through a competitive bidding process conducted under PUC oversight, or (b) an independent third party, as determined by the PUC. Such oversight shall be in the form and manner prescribed by the PUC, with any incremental costs of such oversight to be considered administrative costs of Transition Service. All authorized energy suppliers, including qualified PSNH affiliates, will be permitted to bid to provide Transition Service. The possibility of dividing the Transition Service market among the energy suppliers with the lowest bids will be considered after bid receipt and analysis, in which case a subsequent round of bidding, at the discretion of the PUC, may be used to assess its benefits. Transition Service shall be procured in such time blocks as shall prove efficient and effective after analysis of the bids is made. PSNH will offer branding to the successful bidder(s), including use of name identification on bills or bill inserts. Proposed terms and conditions for the competitive bidding process for Transition Service (as well as for Default Service) are set out in Appendix E.

    The retail price of Transition Service will be 3.70 cents per kWh for the first twelve months following Competition Day ("year one"), 3.80 cents per kWh for the second twelve months ("year two"), and 3.90 cents per kWh for the third twelve months ("year three"). If the weighted average price of the winning bids in any year is lower than the Transition Service price for that year, the difference will be used to accelerate the amortization of Stranded Costs thereby reducing the period of time over which Part 3 of the SCRC will be recovered. Conversely, if the price obtained through competitive bids is higher than the Transition Service price for that year, the excess will be deferred and collected through the non-securitized portion of the SCRC. In either event, the Recovery End Date shall be adjusted pursuant to Section V(C)(3).

    Customers will be free to terminate Transition Service as of the end of any billing cycle to purchase from a Competitive Supplier in the market, without cost or penalty. PSNH shall be notified of such change by the Competitive Supplier pursuant to the terms of PSNH's Tariff. PSNH will make customers aware of their right to terminate Transition Service by prominently displaying a message to that effect on each customer's bill.

    An election to terminate Transition Service by customers served under Tariff rates GV, LG or B will be final. After an election to terminate, such customers will qualify for Default Service, but not Transition Service. Remaining customers who choose to terminate Transition Service will be allowed to return to Transition Service at any time during the first year following Competition Day. Low-Income customers (as defined in Section V(E)(1), the Low-Income Electric Assistance Program section of this Agreement) will be allowed to return to Transition Service at any time during the three-year Transition Service period. At the end of the three-year Transition Service period all customers who have not selected a Competitive Supplier will be assigned to one of the entities that have provided transition power and that qualifies as a Competitive Supplier. These assignments will be based on the ratio of transition power provided by each such supplier who is a Competitive Supplier during the three-year period. Any Transition Service customer subject to such assignment shall be notified in advance of the assignment in a form and manner determined by the PUC. The administrative cost of acquiring, billing and managing Transition Service will be recovered through the Delivery Charge for all customers.

3.  Default Service

    Electricity is an essential service, and there is a risk in a competitive market that some customers will find themselves unable to secure a Competitive Supplier or they may temporarily be between suppliers. To assure universal service and system integrity, PSNH will arrange for Default Service to be provided to customers who are not receiving energy from a Competitive Supplier and who are not eligible for Transition Service. Default Service shall be acquired through a competitive bid for the three-year period following Competition Day (the auction to be conducted as part of the Transition Service auction described in Appendix E); thereafter, auctions to procure service for subsequent periods will be conducted at such times and on such terms and conditions as the PUC may require. Default Service shall be provided pursuant to terms and conditions established by the PUC. The administrative cost to acquire, bill and manage Default Service will be recovered as provided by statute. The price of Default Service shall be the weighted average of all successful bids. However, during the three-year period when Transition Service is available, in no event shall the price of Default Service to the customer be less than the Transition Service prices listed in subparagraph (2) above, unless otherwise ordered by the PUC, and any differential will be used to defray Non-Securitized Stranded Costs as provided in Part 3 of the SCRC.

    E.  System Benefits and Energy Consumption Tax

    The System Benefits Charge will be a cents per kilowatt-hour charge designed to fund PUC-approved public benefit programs, including but not necessarily limited to the Low- Income Electric Assistance Program and the Energy Efficiency Programs specified below. The accounting for the System Benefits Charge by PSNH shall be subject to the approval of the PUC and RSA 374-F:3,VI and 374-F:4,VIII(b), as applicable. The System Benefits Charge shall be applied equally to all classes of customers and to all kilowatt-hours billed to customers taking delivery service from PSNH. The Energy Consumption Tax shall be the amount specified by RSA 83-E:2.

1.  The Low-Income Electric Assistance Program

    The Parties recognize that electric service is essential, and that programs and mechanisms that enable low-income residential customers to manage and afford essential electricity requirements will be necessary, in accordance with RSA 374-F:3,V(a). To accomplish this, PSNH agrees to implement a "percentage of income" payment program on Competition Day, consistent with the statewide low-income Electric Assistance Program proposed by the Low-Income Working Group and approved by the PUC during oral deliberations on May 10, 1999, as part of Docket No. DR 96-150.

    The Low-Income Electric Assistance Program shall provide service to low-income residential customers on the basis of an affordable percentage of the customer's income. Individuals or families whose annual income is less than 150% of the federal poverty level shall be eligible for the low-income program, subject to funding limitations and such eligibility requirements as may be established under the PUC-approved guidelines of the Low-Income Working Group. This program will be funded by a charge assessed uniformly on all kilowatt-hours billed by PSNH as part of the System Benefits Charge. The portion of the System Benefits Charge attributable to low-income programs shall be 1.5 mils per kilowatt-hour, unless otherwise ordered by the PUC.

    If it appears that the statewide Low-Income Electric Assistance Program will not be ready for implementation by Competition Day, PSNH shall file with the PUC, and seek approval for an interim low-income program or discount rate to be in place from Competition Day until the implementation of the statewide program. The interim low-income program or rate will take effect on Competition Day or upon such other date as may be specified by the PUC. This interim low-income program or rate shall provide aggregate rate relief to low-income customers that is reasonably equivalent to the percentage of income payment program described above.

2.  Energy Efficiency Programs

    The Parties recognize that cost-effective energy conservation measures are an important means to reduce energy usage and, in conjunction with lower rates, to reduce customers' energy bills. Consistent with the legislative directive at RSA 374-F:3,X that restructuring should include utility-sponsored energy efficiency programs targeting cost-effective opportunities which may otherwise be lost due to market barriers, the Parties understand that the PUC will decide the appropriate level of future funding for energy efficiency, informed by recommendations of the Energy Efficiency Working Group ("EEWG"). PSNH agrees to support increased energy efficiency program budgets in the EEWG and before the PUC, consistent with the System Benefits Charge figures set forth below.

    Prior to Competition Day, PSNH will spend amounts ordered by the PUC for energy efficiency and DSM programs, as established in Docket No. DR 98-174 (the 1999 PSNH Conservation and Load Management proceeding) and in any subsequent proceeding. If, prior to Competition Day, the PUC has rendered a decision on the recommendations of the EEWG, the Energy Efficiency Program portion of the System Benefits Charge implemented on Competition Day shall reflect the results of that decision. Any changes in the authorized expenditures covered by this paragraph shall be subject to the rate adjustment provisions for public policy changes set forth in Section V(F)(1) of this Agreement.

    If, as of Competition Day, the PUC has not rendered a decision on the EEWG recommendations, Energy Efficiency Program charges will be as follows until such time as the PUC acts: 1 mil per kilowatt-hour during year one following Competition Day, 1.5 mils per kilowatt-hour during year two, and to 2.5 mils per kilowatt-hour during year three. The Energy Efficiency Program charge shall remain at those levels until altered by the PUC or by statute.

    F.  Other Rate Issues

1.  Changes in Nuclear Decommissioning and Public Policy Charges

    Prior to Competition Day, any interested person may petition the PUC to adjust PSNH's bundled rates to reflect changes in the Nuclear Decommissioning Charge made after August 2, 1999 and/or any new level of public policy expenditures ordered by the PUC after August 2, 1999. The other Parties to this Agreement agree to support any such substantiated petition for an increase by PSNH.

2.  Fuel and Purchased Power Adjustment Clause ("FPPAC")

    The FPPAC rate will be frozen at the currently effective amount of
0.383 cents/kWh and an FPPAC BA amount of 6.281 cents/kWh until Competition Day, except as provided for special contracts in Section VII. On Competition Day, the FPPAC will be eliminated. Any unrecovered FPPAC balances as determined by the PUC (including deferred FPPAC charges) will be eligible for recovery as allowed under Part 3 of the SCRC. Inasmuch as the write-off that PSNH has taken under this Agreement reflects adjustments to historical FPPAC balances, the recovery of PSNH's FPPAC balance as of August 2, 1999 shall not be subject to a prudence determination. However, the recovery of any FPPAC accruals that occur after August 2, 1999 shall be subject to the prudence standard of this Agreement.

3.  Sharing Agreement.

    The Sharing Agreement and the Capacity Transfer Agreements between PSNH and the NU initial system will be terminated as of December 31, 1999 with no financial compensation due either party, except for capacity and transmission payments for November and December, 1999, which are currently estimated to be $8.4 million, and final reconciliation as determined pursuant to FERC contract requirements for amounts due with respect to entitlements or transactions occurring before this termination date.

4.  The Rate Agreement and the Seabrook Power Contract.

    As a condition precedent to Competition Day, NU must have obtained the consent of the New Hampshire Attorney General, and all other necessary regulatory and lender approvals, to cancel the November 22, 1989 Rate Agreement between NU and the State and the November 22, 1989 Seabrook Power Contract between PSNH and NAEC. The Attorney General hereby consents to such cancellations, contingent on implementation of this Agreement.

    G.  Avoided Costs for IPPs

    PSNH's responsibilities and avoided cost rates on and after Competition
Day for short-term purchases of IPP power pursuant to the federal Public Utility Regulatory Policies Act and the New Hampshire Limited Electrical Energy Producers Act shall be equal to the payments received by PSNH for sales into the ISO-New England power exchange, adjusted for line losses, wheeling costs, and administrative costs. This Agreement is not intended to impair existing rate orders or contracts.

    H.  Termination of Pilot Program

    To allow PSNH to prepare for the implementation of this Agreement, PSNH's participation in the New Hampshire Retail Competition Pilot Program (Docket No. DR 95-250) shall terminate as of pilot customer meter readings during the month following receipt of a Final Order.

VI.  TRANSMISSION AND DISTRIBUTION ISSUES

     A.  Classification of Transmission and Distribution Facilities

     PSNH has functionally classified its Transmission and Distribution using a similar method to that proposed by PSNH in PUC Docket No. DR97-059. The proposed allocations are subject to PUC approval. The Parties agree that the allocations satisfy the FERC 7 Factor Test. The line of demarcation between Transmission and Distribution is at the high side of the facilities that interconnect with facilities rated 69 kV and above and that step-down to facilities rated at or below 34.5 kV. Following PUC approval, PSNH shall file and the Parties shall support a notification of such reclassification with FERC.

    B.  White Lake Power Plant

    Pursuant to RSA 374-F:3,III, the White Lake Combustion Turbine plant will be retained by PSNH, and run as needed to maintain reliability and stability on PSNH's electrical delivery system. Any energy produced by this plant and the capacity represented by this plant will be sold on the wholesale market or sold to the New England Independent System Operator ("ISO") at the ISO market clearing prices in a prudent manner designed to maximize net revenues. The cost and revenue associated with this plant shall be reflected in the determination of PSNH's Delivery Charge.

    In the event the White Lake power plant is rendered inoperable, the Parties agree that PSNH shall have the right, subject to PUC approval, to either repair or replace the unit with another unit of similar capabilities or seek to modify, upgrade or construct new facilities on the PSNH Transmission and Distribution system in order to maintain system integrity, if prudent and consistent with least-cost planning principles. PSNH may, at its discretion, initiate a request for the siting of a new merchant generator in this geographical area to support the reliability needs of the PSNH's electrical system.

VII.  SPECIAL CONTRACT, ECONOMIC DEVELOPMENT AND BUSINESS RETENTION CUSTOMERS

      As of Competition Day, PSNH will no longer be a retail energy supplier. Accordingly, it will be necessary as of that date to modify the special contracts it has with certain customers for the supply of electric energy. To accomplish this end, all customers served under special contracts in existence as of Competition Day may elect one of the following three options. Customers will be informed by PSNH of their option rights at least 60 days prior to Competition Day. To the extent practicable, Economic Development and Business Retention customers shall have the same options.

      Option 1. The customer may retain the special contract. The prices will be dictated by the special contract, and the customer will receive energy under Transition Service and thereafter Default Service with no additional payments for energy. If the customer's special contract refers to the terms "FPPAC" and "FPPAC BA," those terms will equal the values established in Order No 23,139 in Docket No. DR 98-139 of 0.383 cents per kilowatt-hour for FPPAC and 4.955 cents per kilowatt-hour for FPPAC BA. All electrical power must be delivered through the PSNH meter except for any self-generation or co-generation currently permitted under terms of the customer's special contract; or

    Option 2. The customer may have the special contract partially unbundled. The energy charges under the contract will be reduced by 3.7 cents per kilowatt-hour. The customer may contract with and receive power from any Competitive Supplier for the remaining term of the special contract. All other provisions of the special contract shall remain in effect except for the provision for PSNH as sole supplier. All electrical power must be delivered through the PSNH meter except for any self-generation or co-generation currently permitted under the terms of the customer's special contract.
Once this Option 2 is elected, the customer may not return to Option 1; or

    Option 3. Provided there is a termination or cancellation clause in the special contract, the customer may at any time cancel the remainder of the special contract and pay whatever termination charges are provided in the contract. Upon termination the customer will thereafter receive market energy and take other services under tariffed rates, as any other similarly situated customer. The proceeds of all termination charge payments will be used to offset Stranded Costs.

    If a special contract customer makes no election on or before Competition Day, Option 1, above, will be the terms under which the customer will be served. Upon termination by the expiration of the special contract term or by the exercise of any termination provision of the special contract, the customer will thereafter receive market energy and take other services under Tariff rates.

    A portion of the revenue received from special contract, ED and BR customers will contribute to the payment of Rate Reduction Bonds. Such portion shall be calculated in a manner similar to the determination of RRB cost recovery for Tariff customers. Any revenue from those customers in excess of the sum of the RRB Charge, the System Benefits Charge, the Energy Consumption Tax, the overall average Delivery Charge, and the Transition Service charge
(if applicable) shall be applied to the recovery of Parts 2 and 3 of the SCRC.

VIII. DIVESTITURE

      A.  General

      PSNH will divest itself of its power generation assets and power purchase agreements as a result of this Agreement. This divestiture will take place through several processes including the sale of its existing power generation facilities at auction. This is in keeping with other divestitures that have been accomplished throughout New England as restructuring has taken place. The goals of the asset auctions are to maximize the net proceeds realized from the sale in order to mitigate Stranded Costs, to provide a market-based determination of Stranded Costs, and to help establish a competitive energy market.

      It is likely that a time lag will exist between Competition Day, when customers are free to choose their own Competitive Supplier, and the actual closing on the sale of any or all of the power generation assets and power purchase agreements. During this period, the power produced by these assets and obtained from the power purchase agreements will be sold in the marketplace in accordance with Section IX, the "Marketing of Energy" section of this Agreement.

      PSNH will have the responsibility to conduct and manage the fossil/hydro and nuclear auction processes throughout, with oversight by the PUC. The final sales of fossil/hydro and nuclear assets will require PUC approval.

      PSNH will commence the auction of its fossil/hydro generation assets (except for the White Lake Combustion Turbine and potentially PSNH's ownership interest in the Wyman Unit 4) no later than 30 days after the date of the Final Order approving this Agreement. NAEC's ownership share of Seabrook will be sold via public auction no later than December 31, 2003. Additionally, PSNH will sell all of its ownership entitlements related to Hydro Quebec.

      B.  Timing and Details of the Fossil/Hydro Auction

      The fossil/hydro auction process will consist of an initial non-binding bid phase ("First Round") during which time interested parties may bid for the entire portfolio or specified subsets. In the First Round, interested parties will be given access to the data room, invited to ask preliminary questions, and conduct initial due diligence. Following the First Round, a group of the most qualified bidders will be selected and offered the opportunity to participate in the Second Round of bidding. During the Second Round, these bidders will be given the opportunity to conduct detailed due diligence, ask detailed questions, participate in management interviews, visit the principal sites and submit binding bids. At the time of the initiation of the Second Round of bidding, the selected participants will be advised as to any mandatory groupings of the assets, on which they will be required to bid.
The decision to group assets for final bidding will be based upon the results of the First Round of bids and other information that is known immediately prior to the Second Round.

      As described in Section VIII(E) of this Agreement, municipalities which have expressed interest in purchasing hydroelectric generating assets located in their communities, and which have not reached satisfactory terms with PSNH to purchase such assets in private sales outside the auction process, will be included in the Second Round bidding process if (a) they have demonstrated financial capability to purchase the asset in question, and (b) their First Round indicative bids were competitive with other bids received from other bidders.

      Following receipt of the binding Second Round bids, PSNH may, with PUC oversight, elect to conduct an additional round of bidding, in real-time, including selected finalists, to further improve the prices that will be realized by PSNH and to improve the terms and conditions of the sale.

      PSNH affiliates will be entitled to bid in the fossil/hydro asset auction provided that any bid by an affiliate will be equal to or greater than the sum of the book values for all assets on which the affiliate bids.
A code of conduct will be established in consultation with the PUC to address the participation of any affiliated bidders, and prudent actions will be taken to make the auction process fair, equitable and impartial to all bidders. To aid in accomplishing these goals, evaluation of all bids will be conducted on a "blind" basis, with the bidders' names coded to ensure fair and non-discriminatory assessment. Additionally, a secure internet web site will be used to provide data room information and transaction documents related to the sale to interested parties and a designated financial advisor will serve as the intermediary for all communications between bidders and PSNH throughout the bidding process.

      Appendix F provides an illustrative timeline and sequence of events for the fossil/hydro auction process, which may be modified in order to achieve the goals of the auction process. PSNH acknowledges that the conduct of the auction is subject to PUC oversight, and that the personnel designated by the PUC to assist in performing its oversight function will have the right and opportunity to inquire and consult with PSNH on any aspect of the auction process, on a timely basis.

      C.  Facility Descriptions

      The PSNH fossil/hydro generating assets to be divested via auction are described in Appendix G.

      D.  Approvals

      The following approvals have been identified as being required prior to the closing of any sale, resulting from the fossil/hydro auction or other sale process:

1.  Federal
    Federal approvals will be required from FERC for the transfer to the buyer of any jurisdictional facilities, the jurisdictional hydroelectric projects and FERC licenses, and the Interconnection and Operation Agreement.

    Securities and Exchange Commission ("SEC") approval will be required because PSNH is a wholly-owned subsidiary of Northeast Utilities, a registered holding company under the Public Utility Company Holding Company Act of 1935 may be required.

    The pre-merger notification requirements of the Hart-Scott-Rodino Act will require PSNH and the buyer to file notification regarding the intended sale.

2.  State

    In addition to approvals required from the PUC, the following State approvals will also be required:

    Approval will be required by the Connecticut Department of Public Utility Control under Conn. Gen. Stat. Section 16-43 for the sale of any utility asset by PSNH.

    Approval will be required by the Vermont Public Service Board under Vt. Stat. tit. 30, Section 109 for the sale of PSNH's generating plant located in Canaan, Vermont.

    Approval may be required from the Maine Public Utilities Commission under Me. Rev. Stat. tit. 35-A, Section 1101 for the sale of PSNH's minority interest in the Wyman 4 generating station located in Maine.

    Approvals and appropriate findings from New Hampshire, Massachusetts and Connecticut regulators under section 32(c) of the Public Utility Holding Company Act of 1935.

3.  Other

    The Sale may require prior consent of certain lenders under PSNH's existing credit agreements. In addition, the sale may require additional regulatory approvals that will be based on the identity and regulatory requirements applicable to the selected buyer(s) of the divested assets. PSNH will diligently seek to obtain all necessary approvals.

      E.  Municipal Interest in Purchasing Hydroelectric Generating Assets

          Prior to the commencement of the fossil/hydro asset auction, PSNH may enter into agreements for the sale of hydroelectric generating assets to any interested municipality, subject to PUC approval. Any such assets sold in this manner will be excluded from the fossil/hydro auction. If no such agreements are reached, all interested municipalities will be able to participate in the auction process, subject to the same confidentiality, financial qualification and other requirements that will be imposed on non-municipal participants in the auction.

          It will be necessary that any arrangements with municipalities for purchase of a hydroelectric asset satisfy the following requirements:

          1. In order to be considered, the proposal from the municipality must conform to the following offer criteria:

              (a) the offer must be for a specific purchase price, not subject to qualification, and payable in full at closing.

              (b) the offer must clearly demonstrate the existence of adequate funding in place, or binding commitment to provide such funding at closing, sufficient to pay the price in full at closing.

              (c) the offer must be to purchase the same hydroelectric generating asset, adjacent lands, grant the same employment protections and benefits and other requirements as PSNH is proposing to establish in the fossil/hydro auction.

              (d) the offer must not contain any major contingencies other than (i) approval of the price term by the PUC, and (ii) for FERC licensed facilities, approval by FERC of the transfer of the hydro license to the buyer.

          2. PSNH will have the absolute right to reject any offer which does not promise to meet or exceed the price which PSNH could reasonably anticipate receiving for the asset if the asset were to be sold as part of the auction process.

          3. The municipal buyer must enter into a binding purchase and sale agreement not later than 10 days following the PUC's initial order approving this Agreement.

          4. PUC approval, and all other approvals, must be obtained and financial closing occur not later than 60 days following a Final Order approving this Agreement.

      F. Hydro Quebec

         The purchase and sale of electricity from Hydro-Quebec ("HQ") is part of a series of agreements among HQ and certain New England utilities (collectively, the "HQ Participants") governing the interconnection and sale of energy between NEPOOL and the HQ power systems. PSNH is a HQ Participant. Interested parties will be invited to bid on PSNH's HQ entitlements. PSNH will sell at auction its HQ power entitlements and the associated Direct Current ("DC") transmission rights, which are required to deliver the HQ power entitlement. The auction of the HQ contracts will occur on a timeline consistent with that for the fossil/hydro assets, and under similar PUC oversight, but will be in a separate offering.

         The purchase and sale between the HQ Participants and HQ is governed by the following agreements:

1.  HQ Phase II Energy Contract or Firm Energy Contract

    This contract, dated October 14, 1985, requires NEPOOL members to purchase 7,000 GWh of energy from HQ each year through August 2000. In the event that this allotment has not been fulfilled, the contract may be extended until August 2004 to allow NEPOOL members to meet their energy purchase obligation. This contract enables PSNH to buy firm energy utilizing its entitlement in the transmission facility through August 2000. Based on PSNH's firm transmission facility entitlements, its purchase entitlement under this agreement is on average 140 MW. Purchases of energy through this entitlement are based on the Average Fossil Fuel Cost index, which has reflected regional energy market values.

2.  HQ Energy Banking Agreement

    This agreement, executed on March 21, 1983, allows NEPOOL participants to deliver energy to HQ in periods of low NEPOOL incremental cost and receive it back (less any losses) in periods of high incremental cost. The energy banking agreement expires in October 2001.

3.  HQ Support Agreements

    The participating New England utilities, including PSNH, also share in the cost of service associated with the New England HQ transmission facilities, as specified in the HQ support agreements. The agreements to which PSNH is a party include: (1) Terminal Facility Support Agreement; (2) Vermont Transmission Line Support Agreement; (3) New Hampshire DC Facilities Support Agreement; (4) Massachusetts DC Facilities Support Agreement; and (5) New England Power AC Facilities Support Agreements. The first two agreements were executed on December 1981 and are scheduled to terminate on the same date as Phase II support agreements. The remaining three agreements were executed on June 1, 1985, extend 30 years from the date of initial payments, and are scheduled to terminate on October 31, 2019. These agreements may be extended for an additional 20 years beyond the scheduled termination date. The annual cost of these support payments is approximately $10 million for PSNH. Because support payments are based on cost of service, they may fluctuate from year to year. During the remaining term of these contracts, the purchaser will assume responsibility for them and for paying PSNH's share of the transmission support payments. Costs for assuming these transmission contracts should be reflected in the purchaser's bid.

      G.  Wyman Unit 4

      PSNH may sell its ownership interest in Wyman Unit 4, located in Yarmouth, Maine, outside of the fossil/hydro auction process. Should there not be an executed purchase and sales agreement for the sale of PSNH's ownership interest in Wyman Unit 4 prior to there being a Final Order approving this Agreement, then that ownership interest will be included in the fossil/hydro asset auction.

      H.  Other Potential Generation Sites

      PSNH has identified three parcels of land that may have significant potential for use as generation sites. These sites have been previously disclosed within PSNH's 1996 Long-Range Plans for Bulk Power Supply Facilities filings. These sites are the Rollins Farm site in Newington, NH; the "Ball Field" adjacent to Merrimack Station in Bow, NH; and the Garvins Falls Road site in Concord, NH.

      PSNH will develop a sales strategy for soliciting interest and selling these properties no later than 30 days following the selection of a winning bidder or bidders in the fossil/hydro asset auction. The sales strategy will include a determination of the highest and best use for the properties, which will determine the maximized values and identify the appropriate target markets for these properties. At the time that the sales process begins, PSNH will identify prospective purchasers, including all potential bidders in the initial solicitation of interest in the fossil/ hydro auction, as well as other parties who indicate an interest in these properties.

      PSNH shall apply 50% of the amount by which the net proceeds exceed the net book value as a credit against Stranded Costs and may retain the balance of such amount for the benefit of its shareholder. PSNH will endeavor to close these transactions on or before the date of the closing of the fossil/hydro asset auction.

      I.  Millstone 3

      Subject to receipt of required regulatory and lender approvals, on or before Competition Day PSNH will transfer its 2.8475% ownership share of Millstone 3 to an NU affiliate at zero cost. The amount of PSNH's net book investment in Millstone 3 immediately prior to such transfer will be eligible for securitization, the cost of which will be recoverable from PSNH's customers via Part 1 of the SCRC. If PSNH's former share of Millstone 3 is sold or auctioned after transfer to the affiliate, PSNH and its customers shall have no claim to any net proceeds.

      Subsequent to such transfer, PSNH shall continue to be responsible for funding its pro rata share of the site-specific decommissioning cost estimate, calculated on the basis of fully funding the decommissioning trust by December 31, 2026. PSNH may enter into a contract with the NU affiliate which has acquired its share of Millstone 3 to provide for the payment of these nuclear decommissioning costs, with full recovery of the costs of that contract being provided from PSNH's customers via Part 2 of the SCRC. PSNH's obligation thereunder may be assignable to any future owner of such share of Millstone 3. PSNH's customers shall have no responsibility for increases in decommissioning funding above the amount calculated based upon the foregoing payment schedule at Competition Day.

      If for any reason transfer of PSNH's share of Millstone 3 is delayed beyond Competition Day, beginning on Competition Day and continuing until such time as PSNH's ownership share of Millstone 3 is transferred, its output will be sold into the market pursuant to Section IX and all net proceeds will be applied to Stranded Costs.

      J.  Vermont Yankee

      PSNH is a 4.0% shareholder and sponsor company of the Vermont Yankee Nuclear Power Corporation ("Vermont Yankee"), a Vermont corporation that owns and operates a nuclear generating unit ("Unit") having a net capability of approximately 510 megawatts electric, at a site in Vernon, Vermont. Pursuant to a Power Contract dated as of February 1, 1968, as amended, and an Additional Power Contract, dated as of February 1, 1984, each of which have been approved by the Federal Energy Regulatory Commission, PSNH is entitled to its pro rata share of the net capacity and electrical output during the Unit's operating life and is obligated to pay its respective entitlement percentage of Vermont Yankee's cost of service, including future decommissioning costs.

      PSNH, in conjunction with the other sponsor companies, is seeking to cause Vermont Yankee to sell via private negotiations the Unit and related assets, including the decommissioning trust. The terms of any such sale will be set forth in a definitive agreement that provides for a closing that is subject to receipt of all required regulatory approvals, including that of the PUC. In such a transaction, PSNH may be obligated to prefund or fund its share of the future decommissioning costs of the Unit, with full recovery of such decommissioning costs from PSNH's customers via Part 2 of the SCRC. PSNH agrees to exercise reasonable efforts to negotiate the buyout or buydown of any contractual obligations that survive the sale of the Unit. If approved by the PUC, PSNH shall be entitled to full recovery of such buyout or buydown payments (exclusive of the decommissioning costs recoverable under Part 2 of the SCRC) from PSNH's customers via Part 3 of the SCRC. Further, PSNH agrees to pursue sales terms that limit its responsibility to no more than its pro rata share of the site-specific decommissioning cost estimate that exists at the time of closing and that make any future changes to the estimate the express responsibility of the buyer.

      Unless otherwise ordered by the PUC, if the above transaction has not closed as of July 31, 2000, PSNH will offer for sale through a public auction process by December 31, 2000 its interest in Vermont Yankee, including its associated contractual interests and obligations. Any sale pursuant to such auction process shall be subject to a confidential minimum price condition in an amount that will be established, in advance, by the PUC and designed to stimulate participation in the auction and to maximize proceeds. PSNH will be responsible for conducting the public auction, and the PUC shall oversee the process and approve any resulting transaction prior to the closing. Such transaction shall also be subject to the receipt of any other necessary regulatory and lender approvals.

      If for any reason PSNH continues to have power entitlements from Vermont Yankee, beginning on Competition Day and continuing until such time as PSNH's entitlements to power from Vermont Yankee end, such entitlements will be sold in the marketplace in accordance with Section IX, the "Marketing of Energy" section of this Agreement.

      K.  Seabrook

      PSNH's overmarket obligations under the Seabrook Power Contract with North Atlantic Energy Corporation ("NAEC") will be securitized and the costs thereof recovered from PSNH's customers under Part 1 of the SCRC. PSNH will use such proceeds of securitization to restructure the Seabrook Power Contract effective as of Competition Day, subject to necessary regulatory approvals, to provide for the buydown of the value of the Seabrook asset to $100 million, thereby reducing PSNH's monthly charges under the contract. NAEC may, subject to PUC approval, apply the restructuring payments it receives from PSNH to repay capital in a manner designed to most efficiently reduce its costs.

      Subsequent to Competition Day, NAEC will seek PUC approval of a definitive plan to sell via public auction its share of Seabrook, with such sale to occur no later than December 31, 2003. The public auction shall be subject to PUC oversight and to the requirements, if any, of the Seabrook Joint Owners Agreement. NAEC will submit its plan for the sale to the PUC for its approval and will seek PUC approval after completion of the auction. As part of the PUC's approval, the PUC shall determine prior to the auction a confidential minimum bid for this sale, based on comparable transactions and designed to stimulate participation in the auction and to maximize proceeds. NAEC shall make all reasonable efforts to include minority ownership shares (including that of The Connecticut Light and Power Company) in the sale of Seabrook, so that a controlling interest may be offered. Concurrent auctions, including ones that may be subject to regulatory oversight other than by the PUC, may be required to aggregate a controlling shares.

      On Competition Day, subject to approval of FERC, NAEC will lower its overall ROE to 7%, but in the event that the PUC either rejects a proposed sale of Seabrook, or fails to act on such application within 180 days after NAEC's proposed sale application is filed with the PUC, the ROE will be increased to 11% on a prospective basis. The increase in ROE is only applicable if the failure of the sale is through no fault of NU or PSNH.

      Upon a successful sale of NAEC's share of Seabrook, the existing Seabrook Power Contract between PSNH and NAEC shall be terminated. However, subsequent to such sale, PSNH shall continue to be responsible for funding NAEC's former ownership share of decommissioning liability, calculated on the basis of full funding by December 31, 2015, using an estimated decommissioning date of 2015 or as otherwise determined by the Nuclear Decommissioning Finance Committee. PSNH may enter into a new contract to provide for the payment of Seabrook nuclear decommissioning costs, with full recovery of the costs of that contract to be recoverable from PSNH's customers via Part 2 of the SCRC. Under no circumstances will PSNH's customers have any responsibility for increases in decommissioning funding above the amount calculated based upon the foregoing payment schedule as of the sale date.

      Beginning on Competition Day and continuing until such time as NAEC's ownership share of Seabrook is sold and the closing on such sale occurs, its output will be sold into the market pursuant to Section IX and all net proceeds will be applied to Stranded Costs.

      L.  Failed Auction

      PSNH will make every reasonable effort to assure that a "failed auction" does not occur, resulting in some or all of its fossil/hydro generating stations, Seabrook, or Vermont Yankee not being sold. Steps to minimize the risk of a failed auction include the bundling of various assets as "must bid" groupings at the commencement of the Second Round of the auction process, timing requirements placed upon municipalities as described in Section VIII(E), and dedicated marketing of the assets throughout the auction process.

      Should assets be left unsold as a result of the auction process, the PUC shall have the authority to divest the asset or obligation. This may be accomplished by awarding the asset, entitlement, or obligation to the highest bidder; requiring a PSNH affiliate to pay the minimum auction price in the case of Seabrook or Vermont Yankee; requiring a PSNH affiliate to pay the net book value for fossil/hydro generating stations; conducting an absolute auction; or by such other means as the PUC deems appropriate. If there is no final sale, PSNH will retain the assets, entitlements, or obligations and bid their output into the market with the net of costs and revenues included in Part 2 of the SCRC after the earlier of the Recovery End Date or the date that the Non-Securitized Stranded Costs are fully amortized.

IX.   MARKETING OF ENERGY

      A.  Prudent Operation of PSNH Generating Assets

      Notwithstanding any other provisions of this Agreement, PSNH will be responsible for prudently operating its fossil/hydro generating assets, and for prudently managing the generation-related entitlements and purchase obligations in which it retains an interest until such time as they are sold or transferred to another entity, or a purchase obligation terminates.

      B.  Marketing of PSNH Power

1. Fossil Steam, Hydroelectric, Internal Combustion and Nuclear Ownership, Entitlements or Purchase Obligations

    Notwithstanding any other provision of this Agreement, PSNH will be responsible for the prudent marketing of the output of any generating assets, entitlements, or purchase obligations which it owns or in which it retains an interest. Revenues from these sales will include the full capacity and energy revenue and the revenue from ancillary services related to PSNH's generating stations and entitlements, and the revenues from the resale of power purchased under purchase obligations shall include the full revenue derived from the sale of energy, capacity or other products. All revenue from these sales shall be used to reduce Non-Securitized Stranded Costs in the order and manner prescribed in the Stranded Cost Recovery Charge section of this Agreement.

2.  Purchases from Qualifying Facilities ("IPPs") at Short Term Avoided Cost
    Rates

    For so long as PSNH is required to purchase the output from IPPs under short term avoided cost rates, it shall be deemed prudent for PSNH to sell or bid IPP power into the pool at the ISO New England market clearing price.

3. Purchases from Qualifying Facilities ("IPPs") under Long-Term Contracts or PUC-Approved, Long-Term Rate Orders

    PSNH will auction its power obtained from IPPs under long-term contracts or under PUC approved long-term rate orders. Said auctions will be conducted under PUC oversight and will occur no more often than once every six months. The auctions may include all IPPs under long-term contracts and long-term rate orders or the auctions may include combinations thereof. PSNH may establish reasonable minimum bids for said auctions. If the actual bids submitted in these auctions do not meet or exceed PSNH's minimum bids or, for good reason, some IPPs are not included in the auction, PSNH may sell the output from these IPPs into the pool at a price no less than the ISO New England market clearing price until the next semiannual auction. The PUC retains jurisdiction to determine whether the minimum bid and/or the decision to exclude certain IPPs from the auction was prudent. Revenues derived from the marketing of power purchased from IPPs under long-term avoided cost rate orders and long-term contracts shall be included as a credit to Part 2 of the SCRC.

      C.  Procedure for Review of Plant Operation and Marketing of Power

      PSNH shall annually file a report and such other information as the PUC shall require for review by the PUC supporting PSNH's plant operations and the results of the sale of the output from PSNH's plants, entitlements and purchase obligations. Such filings shall be made on a time schedule to be determined by the PUC.

X.    EMPLOYEE PROTECTION

      As part of the plan to divest generating assets, certain commitments have been made to represented and non-represented employees. PSNH believes that those commitments are comparable to commitments made by other New England utilities that have divested their generation. Such commitments have been made to PSNH's fossil/hydro employees and to North Atlantic Energy Service Corporation's ("NAESCO") nuclear employees.

      A.  PSNH Fossil/Hydro Represented Employees

      PSNH is a party to a Collective Bargaining Agreement ("CBA") with the International Brotherhood of Electrical Workers ("IBEW"), Local 1837 in New Hampshire. The purchaser will be required to assume PSNH's obligations under the IBEW-PSNH Fossil/Hydro CBA at the closing of the asset sale. PSNH has also agreed to provide certain employment protections for non-represented employees, which the purchaser will also be obligated to assume at the closing. In each case, the employee commitments to be undertaken by the purchaser will also be binding upon any successor or assigns or any other entity acquirer of the purchaser. Costs associated with subsequent workforce restructuring activities will be borne solely by the purchaser.

      IBEW Local No. 1837 represents the bargaining unit employees serving fossil/hydro, including PSNH Fossil/Hydro Engineering and Operations ("FHEO") Stores and Production Maintenance. The purchaser will be required to assume and perform the CBA in the form in place on the closing date. The current agreement with the IBEW local was effective as of March 21, 1999 and is expected to expire on May 31, 2002. Key provisions of the CBA include a 3 year wage and benefits package, a memorandum of understanding dated March 12, 1999 regarding the separation of the FHEO agreement from the larger PSNH-wide Retail Business Group agreement, and an addendum to the agreement covering issues related to the sale and subsequent transfer of fossil/hydro assets to a purchaser.

      B.  NAESCO Represented Employees

      NAEC will require that any purchaser of a controlling interest in the facility provide certain assurances to employees at the time of closing. Specifically, the buyer will commit to become a party to and honor the collective bargaining agreement with Local Union Number 555 of the Utility Workers Union of America that is in effect at the time of closing.

      Further, NAEC will propose to require that the buyer offer continued employment for a period of twelve months (except as describe below) following the closing to persons who were employed in represented positions during the three months prior to the closing. In addition, NAEC will work with union leadership on other negotiable benefits similar to those offered to non-represented employees.

      C.  PSNH and NAESCO Non-Represented Employees

      The purchaser will be required to offer all non-represented fossil/hydro and nuclear employees a minimum of twelve months of employment (except as describe below) following the closing at a level of wages and benefits in the aggregate not less than such employees are receiving immediately prior to the closing. The purchaser will also be required to provide out-placement assistance workshops and tuition reimbursement of up to $3,000 per employee for job-related education courses or training to non-represented employees whose employment is involuntarily terminated during the six months following the twelve-month employment period.

      If the employment of non-represented employees is terminated during the first twelve months of employment with the purchaser, for reasons other than cause, those employees shall be entitled to a severance benefit from the purchaser. The severance benefit shall include but not be limited to; out-placement assistance workshops, a lump sum $3,000 payment for retraining assistance; a one-time payment equal to six months of company contributions for health care for the employee and the employee's family members covered under the Northeast Utilities Service Company group insurance plan at the time of termination; access to an Employee Assistance Program equivalent to that offered to PSNH/NAESCO employees, for a period consistent with the term of the health benefits. Additionally, the purchaser shall provide a cash severance benefit which is the greater of either a) the remainder of pay and benefits due the employee as a result of the minimum one-year employment clause or b) a severance payment calculated at two weeks of straight time pay for each full year of continuous credited service up to a maximum of 52 weeks of pay, with a minimum of 4 weeks pay.

      D. Retirement Benefits for Represented and Non-Represented Employees of PSNH or NAESCO

1.  Pension

    The purchaser will be obligated to provide a defined benefit plan that provides at least a minimum level of pension benefits to any of the PSNH/NAESCO employees who are employed by the purchaser as of the closing and subsequently leave employment with the purchaser or subsequent purchasers. The minimum level of pension benefits that the purchaser will be obligated to provide will be calculated using the pension benefit formula applicable to the employee under the PSNH/NAESCO plans as of the closing. The purchaser's obligation with regards to this pension benefit will be calculated as the difference between
(a) the employee's total pension benefit as calculated utilizing the pension benefit under PSNH's/NAESCO's plan applicable to the employee as of the closing, the employee's final average earnings (as so defined in such plan) with purchaser, and the employee's total years of service with PSNH and/or NAESCO and the purchaser and, (b) the pension benefit the employee receives from PSNH or NAESCO, (or any successor or assign). The PSNH/NAESCO portion of the employee's pension benefit will be calculated by PSNH/NAESCO as of the closing, based upon the pension benefit formula, years of credited service and final average earnings applicable to the employee as of the closing.

2.  Pension Rule 85

    Effective January 1, 2000, PSNH and NAESCO employees are eligible to receive full pension benefits beginning at age 55 if they have combined age and years of service totaling at least 85 (the "Rule of 85").

3.  Pension Plan Modification

    Any employee who is age 50 to 54 on the date of the announcement of the winning bidder(s) and whose age plus credited years of service equals or exceeds 65 years and who is subsequently involuntarily separated from employment by the purchaser, will be eligible for the following additional retirement benefits: 1) retiree life insurance equivalent to that provided to NU system retirees, beginning at separation; 2) continuation of health care benefits at COBRA rates until age 55, after which retiree health care benefits and contributions apply; and 3) the option to begin pension payments before age 55.

    An employee eligible to begin receiving pension benefits before age 55 will be entitled to receive the following percentages of the total pension benefit to which the employee would be entitled at or after age 55:

                             Employee Benefits Eligibility
                             -----------------------------
        Age when benefits begin         Percent of accrued age 65 benefit

                   55                                 75%
                   54                                 71%
                   53                                 67%
                   52                                 63%
                   51                                 59%
                   50                                 55%

4.  Pension Benefits - General

    The pension benefit must be guaranteed and protected from forfeiture to the same extent as any ERISA retirement plan benefit. If such benefit should be subject to Social Security or Medicare taxes that do not apply to ERISA retirement plan benefits, such benefits will be grossed up to offset any additional tax liability to the employee.

5.  Vesting and Years of Credited Service

    The purchaser will apply each employee's prior service with the NU system companies and service recognition/credited service which was recognized by NU towards any eligibility, vesting or other waiting period requirements under the purchaser's employee benefit plans (including, but not limited to, pension benefits, life insurance, health care benefits, and vacation and sick time), will waive any pre-existing medical condition provisions under the purchaser's health care plans in which the employees participate, and will give the employees credit for any moneys paid toward the annual deductible under such plans as of the closing. All employees who are vested in the NU plans as of the closing shall be vested as of the closing in the purchaser's plans.

      E.  Fossil/Hydro and Nuclear Employees generally

      PSNH and NAESCO will consider offering an early retirement program to all eligible fossil/hydro and nuclear personnel. The cost of this program will be the responsibility of PSNH.

      F.  PSNH Retail Business Group (T&D Company) commitments to Union Workers

      PSNH will honor all existing collective bargaining agreements for non-fossil/hydro employees, including T&D employees.

XI.   CODE OF CONDUCT

      In PUC Order No 22,875 issued in Docket No. DR 96-150 dated March 20, 1998, the PUC permitted retail-marketing companies affiliated with jurisdictional utilities to compete for retail customers in their affiliated distribution utility's franchise territory, subject to an appropriate Code of Conduct to protect against anti-competitive behavior. In that same order, the PUC stated that, prior to the final implementation of a Code of Conduct, the equivalent Code of Conduct enacted in California should govern. The California Code is set out in Appendix I. PSNH agrees to abide by the California Code, as interpreted by the "New Hampshire Affiliate Transaction Rules Applicable to PSNH and NU" attached hereto as Appendix H until such time as the PUC adopts a New Hampshire Code of Conduct. The Parties will recommend that the Code of Conduct to be adopted by the PUC address issues such as, but not limited to, physical separation, restrictions on common management or directors, contractual or financial relationships and preferential treatment.

      Regardless of the final PUC order implementing a New Hampshire Code of Conduct, PSNH agrees: that it will not use its utility status to favor any affiliated companies, that any customer and/or marketing data provided to any affiliated company will be simultaneously provided to all other Competitive Suppliers, that its generating and marketing affiliates will not share office space or personnel, that its marketing affiliates will not use the name Public Service of New Hampshire or any similar name, that its affiliates may not otherwise trade on the name or status of PSNH in marketing efforts, that its affiliates' books and accounts will be open to inspection by the PUC in accordance with the provisions of paragraph 11 of Appendix H of this Agreement, and that it will cooperate to establish market power measurements and benchmarks that may be used to monitor how the ISO-NE power marketplace is operating. The Parties agree to recommend that resolution of disputes under any market power provisions adopted by the PUC should be performed in a manner consistent with the arbitration procedures now in place under the Telecommunications Act of 1996.

XII.  EXEMPT WHOLESALE GENERATOR STATUS

      Should any entity to whom PSNH sells its generating assets, including any affiliate of PSNH, be qualified to seek Exempt Wholesale Generator status under
Section 32 of the Public Utility Holding Company Act of 1935 and other federal law, rules and regulations, the Parties agree that they will support the purchaser's efforts to obtain any necessary approvals and findings from the PUC.

XIII. SECURITIZATION OF STRANDED COSTS

      A.  Role of Securitization in Settlement

      The Parties recognize that securitization is a useful tool for lowering customers' bills and maximizing customer benefits. Accordingly, they agree to support legislation that will allow PSNH to securitize a portion of its Stranded Costs by issuing $725 million of RRBs in the manner contemplated by this Agreement. The issuance of such RRBs will allow PSNH to reduce its cost of capital, thereby significantly reducing rates for customers. Securitization is expected to account for a material portion of the 18.3% rate reduction that will be achieved when this Agreement is implemented. The Parties acknowledge that securitization of Stranded Costs is a pivotal element of the settlement, and that passage of acceptable legislation and the successful completion of the proposed bond issue are conditions to implementing this Agreement.

      B.  Legislation

      Securitization of Stranded Costs may be considered by the PUC under Chapter 289 of the Session Laws of 1999, section 3. That provision grants the PUC the authority to review a securitization proposal and issue a conditional securitization order, subject to subsequent legislative authorization. Following PUC approval, the Legislature must enact enabling legislation before the RRBs may be issued. The essential elements of the necessary legislation are described below. The Parties hereby commit to make all reasonable efforts to support and seek enactment of such legislation and to close on the RRBs as expeditiously as possible.

      Such legislation must authorize, among other things, the creation by the PUC of an irrevocable property right to bill and collect nonbypassable RRB Charges in amounts sufficient to recover RRB Costs associated with $725 million of RRBs. Such irrevocable property right will be referred to as "RRB Property."

      Pursuant to such legislation, the State of New Hampshire will pledge and agree with the owners of the RRB Property and holders of RRBs that the State or any agency thereof, including the PUC, will not limit or alter the RRB Charge, securitized Stranded Costs, RRB Property, or the finance order and all rights thereunder, until the RRBs and any interest, fees and expenses associated therewith are fully discharged, unless adequate provision is made for the protection of the owners or holders. The legislation will also provide that RRB Property may be sold in a true sale transaction to a SPSE in order to facilitate the issuance of RRBs.

      Such legislation will direct the PUC to adjust the RRB Charges periodically in order to ensure the timely recovery of RRB Costs (see the description of the True-Up Mechanism herein).

      The RRB Charges will be non-bypassable pursuant to RSA 374-F:3, and as provided in Section V(B).

      C.  PUC Order

      Securitization will require the prior approval by the PUC in the form of a finance order which includes the transaction description, certain findings, orders and approvals. PSNH will request findings that will maximize the likelihood of achieving a Triple-A Rating on the RRBs and the marketability of the RRB issuance.

      The PUC will be requested, subject to final action by the Legislature as provided in 1999 N.H. Laws 289:3, II, among other things, to: (i) approve the issuance of RRBs in the amount of $725 million, (ii) approve the organization and capitalization of the SPSE to which the RRB Property will be sold, (iii) establish the RRB Property and the RRB Charge, (iv) provide for the periodic adjustment of the RRB Charge via the True-Up Mechanism described herein, (v) approve the general structure and terms of the RRBs (as summarized below),
(vi) approve the servicing of the RRB Charge by PSNH, as provided in Section XIII.D.3, as the initial servicer for the RRB Property (the "Servicer"), or any successor Servicer, under a servicing agreement (the "Servicing Agreement") and
(vii) declare the finance order irrevocable pursuant to the legislation.

      D. RRB Transaction Overview

      The finance order sought by PSNH will, among other things, require approval of the following aspects of the RRB transaction, finding that they are consistent with achieving the highest rating and therefore the lowest cost on the RRBs.

1.  Sale of RRB Property

    a.  PSNH will form a bankruptcy-remote, wholly owned SPSE.

    b. PSNH will capitalize the SPSE in an amount anticipated to be at least 0.50% of the initial principal balance of RRBs. These funds will be deposited in the Capital Subaccount (see Section XIII(D)(5)(b)). This capitalization is required in order that PSNH may treat the RRB issuance by the SPSE as debt for tax purposes.

    c. An overcollateralization subaccount will be established up to the level required to achieve the highest credit rating. The amount will be finalized prior to the issuance of the RRBs and will depend primarily on rating agency requirements and tax considerations. Collections of RRB Charges with respect to overcollateralization will be deposited in the Overcollateralization Subaccount such that the amount therein will accumulate over time in accordance with a schedule set forth at issuance (see Section XIII(D)(5)(c)).

    d. PSNH will sell the RRB Property to the SPSE in a transaction which will be intended and treated as a legal true sale and absolute transfer to the SPSE. A true sale of RRB Property to a bankruptcy-remote SPSE provides that, in the event of a PSNH bankruptcy, the RRB Property owned by the SPSE will not become a part of the PSNH bankruptcy estate and PSNH creditors will have no recourse to the RRB Property or RRB Charges.

2.  Issuance of RRBs

    a. The SPSE will issue RRBs in one or more series, each of which may be offered in one or more classes having a different principal amount, term, interest rate and amortization schedule, and reasonably consistent with the forecast amortization schedule contained in Appendix D. To the extent allowed by the PUC in the financing order, the form, term, interest rate (whether fixed or variable), repayment schedule, classes, number and determination of credit ratings and other characteristics of RRBs will be determined at the time of pricing based on then-current market conditions, in order to achieve the all-in lowest cost financing possible. Under certain circumstances, the RRBs may be subject to call provisions and may be refinanced through a subsequent issuance of RRBs to the extent such refinancing would result in a lower interest cost associated with the RRBs refinanced. Within 90 days of RRB issuance, PSNH will make an informational filing with the PUC consisting of an "Issuance Advice Letter" setting forth the final terms of the RRBs.

    b. RRBs will be non-recourse to PSNH and its assets and will not be secured by a pledge of the general credit, full faith or taxing power of the State of New Hampshire or any agency or subdivision of the State of New Hampshire.

    c.  The targeted rating on the RRBs will be Triple-A.

    d. The RRB Charge is anticipated to be billed until the expected maturity date of the RRBs, which is 12 years from their date of issuance. However, to the extent the RRBs have not been fully amortized by such date, the RRB Charge may continue to be billed until the RRBs are fully amortized and all costs related thereto have been paid; provided, however, that in no event will the RRB Charge be billed beyond the legal maturity date of the RRBs which will not be longer than 14 years from their date of issuance.

    e. RRBs will be secured by all of the assets of the SPSE, including without limitation (i) the RRB Property, (ii) the rights of the SPSE under all transaction documents such as the purchase agreement by which the SPSE acquires all rights in the RRB Property (and including any swap agreements in place with respect to floating rate RRBs), (iii) the Servicing Agreement by which PSNH, or any successor servicer, acts as Servicer for the RRB Property, (iv) the Collection Account (as summarized below), (v) certain investment earnings on amounts held by the SPSE and (vi) the capital of the SPSE.

    f. RRBs will be repaid through the collection of the RRB Charge as described in Section V(B).

    g.  The RRB Charges will be non-bypassable as provided in Section V(B).

3.  Servicing of RRBs

    a. On behalf of the SPSE, PSNH will initially act as the Servicer for the RRB Property, and PSNH, or any successor Servicer, will be responsible for calculating, billing, collecting, and remitting the RRB Charge.

    b. In consideration for its servicing responsibilities, PSNH or any successor Servicer will receive a periodic servicing fee which will be recovered through the RRB Charge. In the event of a failure of any customer to pay the RRB Charge, PSNH, as Servicer, or any utility successor to PSNH, is authorized to disconnect service to such customer to the same extent that a public utility may, under applicable law and regulations, disconnect service to a customer who fails to pay any charge. If PSNH is replaced as Servicer due to its imprudence, the PUC may consider such lost periodic servicing fees when determining new delivery rates.

    c. In the event that the PUC decides to allow billing, collection, and remittance of RRB Charges by a third party supplier within the PSNH service territory, such authorization must be consistent with the rating agencies' requirements necessary for the RRBs to receive and maintain the targeted Triple-A Rating.

    d. PSNH or any successor Servicer will periodically remit (as frequently as required by the rating agencies) collections of RRB Charges to the SPSE.
The SPSE will use the RRB Charge remittances to make payments of interest, principal, fees and expenses on the RRBs and to fund certain credit enhancement reserves (the application of such remittances is described further herein). PSNH may be required to obtain a letter of credit or other credit enhancement to protect against any cash collection losses resulting from the temporary commingling of funds.

    e. Depending upon the capability of PSNH's systems at the time of issuance, PSNH may utilize some type of estimation methodology to determine the amount of RRB Charges to remit to the SPSE; provided, however, that PSNH will remain liable to remit the amount of RRB Charges that it actually collects.

4.  RRB Charge

    a. The RRB Charge will be established at levels intended to provide for the full recovery of RRB Costs, based upon assumptions including sales forecasts, payment and charge-off patterns, and lags between SCRC billing and collection by the Servicer.

    b. So that the RRB Charge may recover interest payments on the RRBs, it will be calculated to reflect the coupon on the RRBs as determined by market conditions at the time of issuance. If the RRBs are Triple-A Rated and are issued prior to December 31, 1999, the coupon rate on the RRBs will be determined by market conditions at the time of pricing, but PSNH guarantees an All-In Cost of 6.25%. If the RRBs are Triple-A Rated and are issued between January 1, 2000 and July 1, 2000, the coupon rate on the RRBs will be determined by market conditions at the time of pricing but PSNH guarantees an All-In Cost of 7.25%, (see Section V(B)(3) above).

    c. The RRB Charge will be billed so long as RRBs are outstanding, but in no event after the legal final maturity.

5.  Credit Enhancement; Overcollateralization and True-Up Mechanism

    a. In order for the RRBs to receive a Triple-A rating, the exposure to losses due to, among other things, shortfalls in projected sales of energy, longer-than-expected delays in bill collections, and higher-than-estimated uncollectable accounts must be minimized. This will be accomplished with various forms of credit enhancement described in the finance order, including the various components of the Collection Account and the True-Up Mechanism described below.

    b. The RRB Charge collections will be deposited into an interest bearing Collection Account, which will consist of a General Subaccount (which will hold the collections with respect to principal, interest, fees, and expenses) and at least three other interest bearing subaccounts: the Overcollateralization Subaccount (which will hold collections with respect to Overcollateralization (see Section XIII(D)(1)(c)), the Capital Subaccount (which will hold PSNH's initial capital contribution to the SPSE) and the Reserve Subaccount (which will hold any excess collections of RRB Charge as described below). RRB Charge collections in excess of scheduled payments of interest, principal, fees and expenses on RRBs will be allocated to: (i) the Capital Subaccount to the extent the amount therein has been reduced to below the initial capital contribution,
(ii) the Overcollateralization Subaccount up to the required level set forth for such date at issuance by the rating agencies and (iii) the Reserve Subaccount any remaining amounts. To the extent that RRB Charges are insufficient to make scheduled payments of interest, principal, fees and expenses on RRBs during any period, the accounts will be drawn upon in the following order (i) the Reserve Subaccount, (ii) the Overcollateralization Subaccount and (iii) the Capital Subaccount.

    c. The RRB Charge will be calculated (both initially and as a result of the True-Up Mechanism) to recover an amount in excess of the amounts needed to make payments of principal, interest, fees and expenses on RRBs (such excess, "Overcollateralization"). The actual amount of Overcollateralization required to achieve the highest credit rating will be finalized prior to the issuance of the RRBs and will depend primarily on rating agency requirements and tax considerations. The Overcollateralization will be collected over time and deposited to the Overcollateralization Subaccount such that the amount therein will accumulate over time in accordance with a schedule set forth at issuance.

    d. The RRB Charge will be adjusted up or down pursuant to the True-Up Mechanism in accordance with the specific methodology described in the finance order. At the times specified in the order and as approved by the PUC, an RRB Charge adjustment will be requested such that, during the period for which that RRB Charge will be billed, RRB Charge collections will be sufficient to: (i) pay principal and interest on the RRBs in accordance with the expected amortization schedule, (ii) pay fees and expenses related to RRBs, (iii) maintain the Overcollateralization Subaccount balance at the required levels and (iv) restore the capital contribution to the Capital Subaccount to the extent it has been drawn upon to make payments on RRBs, and (v) reduce the balance in the Reserve Subaccount to zero. When PSNH anticipates that the Recovery End Date will occur in six months, it may, at its option, initiate monthly True-Up Mechanism reconciliations. Similarly, during the twelve months prior to the expected maturity date and thereafter until the legal maturity date, PSNH may, at its option, initiate quarterly or monthly True-Up Mechanism reconciliations. When the RRBs are paid off, any balances in the Over-collateralization and Reserve will be used to reduce the Part 2 Stranded Costs.

       E.  Use of Proceeds

       The SPSE will transfer the proceeds it received from the issuance of the RRBs to PSNH as consideration for the RRB Property. PSNH may use the proceeds of securitization in such manner as the PUC shall approve in the finance order.

       F.  State Oversight

       The New Hampshire State Treasurer, or other State official designated by the State Treasurer, shall have oversight over the terms and conditions of the RRB issue, including but not limited to tax aspects and such other arrangements to which the Parties may mutually agree, to assure that PSNH exercises fiscal prudence, and achieves the lowest overall cost for the RRBs.

XIV.  OTHER PSNH COMMITMENTS

      A.  Bankruptcy of NU or Other Affiliates

      PSNH and NU agree to take all possible steps to insure that the State, acting on behalf of PSNH's customers, will be entitled to participate as a party in any bankruptcy of NU, PSNH or any current or future affiliate during the term in which any Rate Reduction Bonds remain outstanding.

      B.  Dividend

      PSNH agrees that it will not make dividend payments to its parent, NU, until the earliest of the date that the write-off associated with this Agreement has been taken; or the date that this Agreement is either terminated pursuant to Section XVI or disapproved by the PUC.

      C.  Sale of PSNH or NU

      If PSNH's T&D assets are sold within five years of Competition Day, for a premium above 1.5 times the net book value of those assets, less liabilities and obligations assumed by the purchaser ("Excess Premium"), 1/3 of the Excess Premium will be credited to Non-Securitized Stranded Costs. If NU itself is acquired or otherwise sold or merged during that same time period, it agrees that notwithstanding any contrary provision of law, the merger, acquisition or sale shall be subject to the jurisdiction of the PUC under RSA Chapters 369, 374, 378 or other relevant provisions, and that the merger, acquisition or sale shall be approved only if it be shown to be in the public interest. A merger of NU that is subject to this section shall not include acquisitions by NU of other entities.

XV.  PROCEEDINGS TO BE TERMINATED UPON IMPLEMENTATION OF SETTLEMENT

     A.  Federal Court Litigation

     On Competition Day, PSNH agrees to dismiss with prejudice the suit it brought in Federal District Court on the issuance by the PUC of its February 28, 1997 Final Plan for restructuring (D.N.H. 97-97/ D.R.I. 97-121). Due to the fact that there are other utility plaintiffs involved in the litigation, the Parties understand that the case may not be dismissed in its entirety.

     B.  Public Utilities Commission Proceedings

     PSNH has sought to stay the following proceedings during the pendency of the approval process for this Agreement, and those proceedings shall be dismissed with prejudice upon PUC approval and adoption of legislation authorizing implementation of the Agreement.

     1. DR 96-148
     This proceeding was brought by the PUC to determine whether PSNH had used its 'best efforts' to negotiate with IPPs.

     2. DR 96-149
     This proceeding was brought by the PUC to investigate whether FERC's "light loading" rules applied to PSNH's purchases from IPPs.

     3. DR 96-424
     This proceeding was brought to explore whether a commercial customer should be able to self generate without any obligation to support system costs.

     4. DR 97-014 and DR 98-014
     These proceedings were brought to consider PSNH's recovery of fuel and purchased power expenses.

     5. DR 97-059
     This proceeding was brought to determine new base rates for PSNH.

     6. DE 97-167
     This proceeding was brought to investigate whether PSNH should have joined the suit brought by other utilities against NU to recover losses alleged to have resulted from NU's management of Millstone 3.

     7. DF 97-185
     This proceeding was brought to allow the PUC to conduct a management audit of PSNH in relation to the ongoing rate case.

     8. DR 98-006 and DR 98-071
     These proceedings were brought to evaluate the Least Cost Integrated Resource Plan ("LCIRP") filing by PSNH.

     9. DSF 99-066
        This proceeding was brought to complete the annual review of PSNH's proposed bulk power projects.

XVI. CONDITIONS FOR IMPLEMENTING THE SETTLEMENT

     All conditions set forth in this section must be met to the satisfaction of all Parties as a condition precedent to implementation of this Agreement, and the Parties hereby agree to take all reasonable measures to ensure fulfillment of these conditions. The failure of any of these conditions to be fulfilled will result in termination of the Agreement, subject to the provisions of Section XVII(D).

      A. The PUC must approve this Agreement by a Final Order, without condition or modification, unless otherwise agreed to by the Parties as provided in Section XVII(D).

      B. PSNH and NAEC must receive approval from the appropriate lenders pursuant to existing credit agreements.

      C. There must be an arrangement in place with one or more suppliers for the provision of Transition Service and Default Service.

      D. Legislation must be enacted allowing the securitization of assets and the issuance of Rate Reduction Bonds in a manner fully consistent with the terms of this Agreement.

      E. PSNH must close on the issuance of the Rate Reduction Bonds, in the principal amount of $725 million.

      F. PSNH must have entered into agreements to sell power from any remaining entitlements; or there must be an arrangement in place for PSNH to sell such entitlements into the wholesale market.

      G. All necessary final approvals, without condition or modification, for other jurisdictional matters must be obtained, as required, from the Federal Energy Regulatory Commission, the Securities and Exchange Commission, the Nuclear Regulatory Commission, and the Connecticut Department of Public Utility Control.

XVII. MISCELLANEOUS

      A.  Applicable Law

      This Agreement shall be governed by the laws of the State of New Hampshire. The Parties agree that any disputes regarding this Agreement will be subject to the jurisdiction of the PUC and the appellate jurisdiction of the New Hampshire Supreme Court.

      B.  Successors and Assigns
      The rights conferred and obligations imposed on the Parties to this Agreement shall be binding on or inure to the benefit of their successors in interest or assignees as if such successor or assignee was itself a Signatory hereto.

      C.  Entire Agreement
      This Agreement contains the entire agreement among the Parties respecting the subject matter herein and supersedes all prior agreements and understandings between them, including the Memorandum of Understanding among the Parties dated June 14, 1999. The agreements contained herein are inter-dependent and not severable, and they shall not be binding upon, or deemed to represent positions of, the Parties if they are not approved in full and without modification or condition by the Commission subject to subsection D of this section, below.

      D.  General Provisions
      If the PUC does not approve this Agreement in its entirety and without modification or condition, the Parties shall have an opportunity to amend or terminate this Agreement. If terminated, this Agreement shall be deemed withdrawn and shall not constitute a part of the record in any proceeding or be used for any purpose.

      This Agreement is the product of settlement negotiations. The content of those negotiations shall be privileged and all offers of settlement shall be without prejudice to the position of any party or participant presenting such offer.

      Acceptance of this Agreement by the PUC shall not be deemed to restrain the PUC's exercise of its authority to promulgate future orders, regulations or rules which resolve similar matters affecting other parties in a different fashion.

      The PUC's approval of this Agreement shall endure so long as necessary to fulfill the express objectives of this Agreement.

      The approvals contemplated by this Agreement shall not be construed as requiring the PUC to relinquish its authority to develop new policies and issue orders or to the initiate investigations when it deems such actions are in the public good, except that approval of this Agreement shall be binding with respect to the matters contained herein, including the Stranded Cost, write-off and securitization provisions subject only to PUC reconciliation and accounting as provided in the Stranded Cost Recovery Charge section of this Agreement.

      As described below, this Settlement Agreement does not affect the jurisdiction of the PUC. To the extent that there is a dispute among parties in Docket No. DR 96-150 regarding the jurisdiction of the PUC and the FERC over the determination and recovery of Stranded Costs caused by state-mandated retail access policies, the Parties intend that nothing in this Settlement Agreement should resolve that dispute, affect the authority of either regulatory body over this issue, or limit the ability of the Parties to raise arguments or defenses relating to this jurisdictional issue. Notwithstanding any other provision of this Agreement, no provision herein shall be deemed to determine this jurisdictional issue. Accordingly, the Parties view this Agreement as a negotiated resolution of the issues presented by the restructuring of PSNH in the context of the PUC's electric utility restructuring proceeding.

      The Parties agree to support this Agreement before the PUC and in any related legal proceedings or legislative inquiries or hearings, and to take all such action as is necessary to secure approval and implementation of the provisions of this Agreement.




Signed this 2nd day of August, 1999


/s/ Jeanne Shaheen                        /s/ Michael G. Morris
--------------------------------------    ------------------------------------
Jeanne Shaheen                            Michael G. Morris
Governor of the State of New Hampshire    Chairman, President and Chief
State House                               Executive Officer
Concord, NH 03301                         Northeast Utilities
                                          107 Selden Street
                                          Berlin, CT 06037


/s/ Philip T. McLaughlin                  /s/ William T. Frain, Jr.
---------------------------------------   -----------------------------------
Philip T. McLaughlin                      William T. Frain, Jr.
Attorney General                          President and Chief Operating
of the State of New Hampshire             Officer
33 Capitol Street                         Public Service Company of
Concord, NH 03301                         New Hampshire
                                          1000 Elm Street
                                          P.O. Box 330
                                          Manchester, NH 03105

/s/ Thomas B. Getz
---------------------------------------
Thomas B. Getz
Executive Director and
Secretary
New Hampshire Public Utilities
Commission
8 Old Suncook Road
Concord, NH 03301

/s/ Deborah J. Schachter
---------------------------------------
Deborah J. Schachter
Director
Governor's Office of Energy
and Community Services
57 Regional Drive
Concord, NH 03301







                       APPENDIX A - SUMMARY OF PROPOSED RATES

                      Public Service Company of New Hampshire
                        Current and Target Revenue by Class



                                                            Total Revenue
                                                       -----------------------
                                      Billed kWh       Current
Rate Class                             Sales (1)       Rates (2)    Target (3)
----------                            ----------       ---------    ----------


Residential Service                 2,294,071,493   $333,425,361  $272,375,445

General Service                     1,421,780,341    182,776,854   150,903,443
Primary General Service             1,219,154,700    133,906,224   108,842,750
Large General Service                 559,072,437     57,205,610    45,681,703
Total, general service classes      3,200,007,478    373,888,688   305,427,896

Outdoor Lighting Service               40,858,107     10,553,509     8,621,170
Total Retail                        5,534,937,078   $717,867,558  $586,424,511


                                         Revenue, cents/kWh
                                        ---------------------
                                        Current                    Percentage
                                         Rates         Target       Decrease
                                        -------        ------      ----------

Residential Service                     14.534         11.873         18.3%

General Service                         12.855         10.614         17.4%
Primary General Service                 10.984          8.928         18.7%
Large General Service                   10.232          8.171         20.1%
Total, general service classes          11.684          9.545         18.3%

Outdoor Lighting Service                25.830         21.100         18.3%
Total Retail                            12.970         10.595         18.3%

Note: All amounts are based on the 9/98 test year as proformed, excluding special pricing.

(1) Sales for the Outdoor Lighting class have been recalculated based on the new kWh amounts shown in the Delivery Service Tariff.

(2) Represents revenues for the 9/98 test year, proformed to the level of Tariff 38 (temporary) base rates with an FPPAC rate of 0.383 cents/kWh.

(3) Includes a Transition Service energy charge of 3.700 cents/kWh.






             APPENDIX B - ENVIRONMENTAL RESERVE FUND IDENTIFIED SITES

Messer Street former Manufactured Gas Plant ("MGP") (Laconia, NH)
Keene former MGP (Keene, NH)
Nashua former MGP (Nashua, NH)
Dover former MGP (Dover, NH)
Franklin former MGP (Franklin, NH)
Calcutt Landfill  (Dover, NH)
Coakley Landfill Superfund Site (Greenland & North Hampton, NH)
Port Refinery Superfund Site (Ryebrook, NY)
Portland - Bangor Disposal Site (Portland, ME)
Manchester Steam former Generating Plant (Manchester, NH)
Cocheco former Generating Plant (Dover, NH)
Seabrook Station former Landfill (Hampton, NH)








      APPENDIX C - ESTIMATED BALANCE OF THE ASSETS AS OF JANUARY 1, 2000


                                                12/31/99   12/31/99    12/31/99
                                                  Book      Market    Strandable
                                                 Balance    Value      Assets
                                                --------   --------   ----------
                                                      (Millions of Dollars)

Seabrook Over-Market Generation Assets           $  606      $100       $  506
MP3 Over-Market Generation assets                    84        -            84
F/H Over-Market Generation assets                   207       360         (153)
Seabrook Deferred Return - NAEC                     140        -           140
Seabrook Deferred Return - PSNH                      24        -            24
Acquisition Premiums                                324        -           324
Acquisition Premiums - F109                         194        -           194
Unrecovered Obligation - YAEC, CY, MY                52        -            52
Deferred SPP Costs                                  120        -           120
Deferred FPPAC Costs                                100        -           100
Deferred VY Contract Termination Payments             2       (16)          18
Deferred H/Q Contract Termination Payments           -         -            62
Market Value of Wholesale Power Contracts            -         10          (10)
Unamortized Loss of Reacq. Debt                       3        -            13
Financing Costs                                      -         -            17

Total Assets                                     $1,856      $454       $1,491


                                             1999       12/31/99      12/31/99
                                         Written-Off   Securitized    Amortized
                                         -----------   -----------    --------
                                                 (Millions of Dollars)

Seabrook Over-Market Generation Assets       $ -          $506          $ -
MP3 Over-Market Generation assets              -            84            -
F/H Over-Market Generation assets              -            -           (153)
Seabrook Deferred Return - NAEC               140           -             -
Seabrook Deferred Return - PSNH                24           -             -
Acquisition Premiums                          127           74           123
Acquisition Premiums - F109                    76           44            74
Unrecovered Obligation - YAEC, CY, MY          -            -             52
Deferred SPP Costs                             -            -            120
Deferred FPPAC Costs                           -            -            100
Deferred VY Contract Termination Payments      -            -             18
Deferred H/Q Contract Termination Payments     -            -             62
Market Value of Wholesale Power Contracts      -            -            (10)
Unamortized Loss of Reacq. Debt                -            -             13
Financing Costs                                -            17            -

Total Assets                                  $367        $725          $399






                   APPENDIX D - FORECAST AMORTIZATION SCHEDULE
                             (Thousands of Dollars)

Year-Ending 12/31:                  12/31/99    2000       2001      2002
                                    --------    ----       ----      ----
Seabrook Over-Market Generation
  Assets Securitized                    -       27,471    29,531    31,744
MP3 Over-Market Generation
  Assets Securitized                    -        4,534     4,874     5,239
F/H Over-Market Generation Assets       -      (12,712)  (12,712)  (12,712)
Seabrook Deferred Return - NAEC
  Written-Off                        139,991      -         -         -
Seabrook Deferred Return - PSNH
  Written-Off                         23,711      -         -         -
Acquisition Premiums
  Written-Off                        127,130      -         -         -
  Securitized                           -        4,038     4,341     4,666
  Amortized                             -       10,245    10,245    10,245
Acquisition Premiums - F109
  Written-Off                        75,971       -         -         -
  Securitized                          -         2,413     2,594     2,788
  Amortized                            -         6,122     6,122     6,122
Unrecovered Obligation -
  YAEC, CY, MY                         -        12,228     6,639     6,499
Deferred DOE Assessment                -            18        18        18
Deferred SPP Costs                     -         9,991     9,991     9,991
Deferred FPPAC Costs                   -         8,348     8,348     8,348
VY Contract Termination Payment        -         1,500     1,500     1,500
HQ Contract Termination Payment        -         5,167     5,167     5,167
Market Value of Wholesale
  Power Contracts                      -       (10,000)     -         -
Unamort. Loss on Reacq.
  Debt - Exist                         -           263       263       263
Unamort. Loss on Reacq.
  Debt - New                           -           837       837       837
  Financing Costs - Securitized        -           905       973     1,046
Total                               366,803     71,367    78,729    81,760

Total Write-Off                     366,803       -         -         -
Total Securitized                      -        39,361    42,312    45,483
Total Amortization                     -        32,006    36,417    36,277
Total                               366,803     71,367    78,729    81,760

Balance of Total Stranded Assets  1,123,977  1,052,610   973,880   892,120

Securitization:
Total Payment                                   90,633    90,633    90,633
Interest Payment (at 7.25%)                     51,272    48,321    45,150
Principal Payment                               39,361    42,312    45,483
Principal Balance EOY               725,000    685,639   643,327   597,844






Year-Ending 12/31:                     2003      2004      2005      2006
                                       ----      ----      ----      ----
Seabrook Over-Market Generation
  Assets Securitized                  34,124    36,681    39,431    42,387
MP3 Over-Market Generation
  Assets Securitized                   5,632     6,054     6,507     6,995
F/H Over-Market Generation Assets    (12,712)  (12,712)  (12,712)  (12,712)
Seabrook Deferred Return - NAEC
  Written-Off                           -         -         -         -
Seabrook Deferred Return - PSNH
  Written-Off                           -         -         -         -
Acquisition Premiums
  Written-Off                           -         -         -         -
  Securitized                          5,016     5,392    5,796      6,230
  Amortized                           10,245    10,245   10,245     10,245
Acquisition Premiums - F109
  Written-Off                           -         -         -         -
  Securitized                          2,997     3,222     3,463     3,723
  Amortized                            6,122     6,122     6,122     6,122
Unrecovered Obligation -
  YAEC, CY, MY                         6,325     6,319     5,859     5,633
Deferred DOE Assessment                   18        18        18        18
Deferred SPP Costs                     9,991     9,991     9,991     9,991
Deferred FPPAC Costs                   8,348     8,348     8,348     8,348
VY Contract Termination Payment        1,500     1,500     1,500     1,500
HQ Contract Termination Payment        5,167     5,167     5,167     5,167
Market Value of Wholesale
  Power Contracts                       -         -         -         -
Unamort. Loss on Reacq.
  Debt - Exist                           263       263       263       263
Unamort. Loss on Reacq.
  Debt - New                             837       837       837       837
  Financing Costs - Securitized        1,125     1,209     1,299     1,397
Total                                 84,996    88,654    92,134    96,143

Total Write-Off                         -         -         -         -
Total Securitized                     48,893    52,557    56,497    60,732
Total Amortization                    36,103    36,097    35,637    35,411
Total                                 84,996    88,654    92,134    96,143

Balance of Total Stranded Assets     807,123   718,469   626,335   530,191

Securitization:
Total Payment                         90,633    90,633    90,633    90,633
Interest Payment (at 7.25%)           41,740    38,076    34,136    29,901
Principal Payment                     48,893    52,557    56,497    60,732
Principal Balance EOY                548,951   496,394   439,897   379,165





Year-Ending 12/31:                     2007      2008      2009      2010
                                       ----      ----      ----      ----
Seabrook Over-Market Generation
  Assets Securitized                  45,564    48,979    52,651    56,597
MP3 Over-Market Generation
  Assets Securitized                   7,519     8,083     8,689     9,340
F/H Over-Market Generation Assets    (12,712)  (12,712)  (12,712)  (12,712)
Seabrook Deferred Return - NAEC
  Written-Off                           -         -         -         -
Seabrook Deferred Return - PSNH
  Written-Off                           -         -         -         -
Acquisition Premiums
  Written-Off                           -         -         -         -
  Securitized                          6,697     7,199    7,739      8,319
  Amortized                           10,245    10,245   10,245     10,245
Acquisition Premiums - F109
  Written-Off                           -         -        -          -
  Securitized                          4,002     4,302    4,625      4,971
  Amortized                            6,122     6,122    6,122      6,122
Unrecovered Obligation -
  YAEC, CY, MY                         2,134      -        -          -
Deferred DOE Assessment                   18        18       18         18
Deferred SPP Costs                     9,991     9,991    9,991      9,991
Deferred FPPAC Costs                   8,348     8,348    8,348      8,348
VY Contract Termination Payment        1,500     1,500    1,500      1,500
HQ Contract Termination Payment        5,167     5,167    5,167      5,167
Market Value of Wholesale
  Power Contracts                       -         -        -          -
Unamort. Loss on Reacq.
  Debt - Exist                           263       263      263       263
Unamort. Loss on Reacq.
  Debt - New                             837       837      837       837
  Financing Costs - Securitized        1,502     1,614    1,735     1,865
Total                                 97,196    99,956  105,216   110,871

Total Write-Off                         -         -        -         -
Total Securitized                     65,284    70,178   75,438    81,093
Total Amortization                    31,912    29,778   29,778    29,778
Total                                 97,196    99,956  105,216   110,871

Balance of Total Stranded Assets     432,995   333,038  227,822   116,950
Securitization:
Total Payment                         90,633    90,633   90,633    90,663
Interest Payment (at 7.25%)           25,349    20,455   15,195     9,540
Principal Payment                     65,284    70,178   75,438    81,093
Principal Balance EOY                313,881   243,703  168,265    87,172


Year-Ending 12/31:                    2011               Total
                                      ----               -----
Seabrook Over-Market Generation
  Assets Securitized                  60,840            506,000
MP3 Over-Market Generation
  Assets Securitized                  10,041             83,506
F/H Over-Market Generation Assets    (12,712)          (152,539)
Seabrook Deferred Return - NAEC
  Written-Off                           -               139,991
Seabrook Deferred Return - PSNH
  Written-Off                           -                23,711
Acquisition Premiums
  Written-Off                           -               127,130
  Securitized                          8,943             74,374
  Amortized                           10,245            122,936
Acquisition Premiums - F109
  Written-Off                           -                75,971
  Securitized                          5,344             44,445
  Amortized                            6,122             73,465
Unrecovered Obligation -
  YAEC, CY, MY                          -                51,636
Deferred DOE Assessment                   18                215
Deferred SPP Costs                     9,991            119,895
Deferred FPPAC Costs                   8,348            100,175
VY Contract Termination Payment        1,500             18,000
HQ Contract Termination Payment        5,167             62,000
Market Value of Wholesale
  Power Contracts                      -                (10,000)
Unamort. Loss on Reacq.
  Debt - Exist                           263              3,150
Unamort. Loss on Reacq.
  Debt - New                             837             10,044
  Financing Costs - Securitized        2,005             16,675
Total                                116,950          1,490,780

Total Write-Off                         -               366,803
Total Securitized                     87,172            725,000
Total Amortization                    29,778            398,977
Total                                116,950          1,490,780

Balance of Total Stranded Assets           0

Securitization:
Total Payment                         90,633
Interest Payment (at 7.25%)            3,461
Principal Payment                     87,172
Principal Balance EOY                   -



           APPENDIX E - TRANSITION SERVICE / DEFAULT SERVICE PROTOCOL

Transition Service

PSNH will seek Transition Service from qualified bidders on a competitive basis with Commission oversight by distributing a Request for Proposals (RFP) for generation services to supply one-hundred (100) percent of the total Transition Service requirements of its customers for a three-year period following Competition Day. Based on the bidding results, PSNH will identify the least-cost Transition Service supply to meet customer needs.

PSNH will competitively procure generation services in an aggregated amount sufficient to meet one-hundred (100) percent of the entire Transition Service load, measured at customers' end-use meters on a continuous hour-by-hour basis during the three-year period. The Company will entertain a fixed bidding price structure that can be evaluated on a cents/kWh basis. Respondents must be capable of meeting the hourly, daily and seasonal electricity load fluctuations associated with customer demand changes, and must be capable of managing the long-term volatility of Transition Service requirements. Each bidder must provide evidence of its ability to perform the contractual undertakings that may result from this request. The term of the contract will be to provide service for the entire three-year period.

To maximize participation in this solicitation, bidders may offer generation services in increments as small as five (5) percent of PSNH's total projected annual Transition Service requirements during the three-year period. To facilitate potential economy of scale savings, bidders are permitted to compete for larger shares of PSNH's requirements - up to one-hundred (100) percent of PSNH's total annual requirements. To ensure proper integration and evaluation of potential small bids into the total purchase-power target, the size of each offer must be a multiple of five (5) percent of PSNH's total projected annual Transition Service requirements.

PSNH will offer branding services to the successful bidder(s), including the use of name identification on bills or bill inserts. At the end of the three-year Transition Service period, all customers who have not selected a Competitive Supplier will be assigned to those entities providing transition power at that time in accordance with the ratio of transition power provided by each such supplier during the three-year period. Any Transition Service customer subject to such assignment will be provided adequate notice by PSNH in advance of such assignment.

Default Service

Concurrent with the Transition Service RFP, PSNH will seek Default Service from qualified bidders on a competitive basis with Commission oversight by distributing a Request for Proposals (RFP) for generation services to supply one-hundred (100) percent of the total Default Service requirements of its customers for a three-year period following Competition Day. Based on bidding results, PSNH will identify the least-cost, Default Service supply to meet customer needs. An additional bidding process will be conducted in the third year to procure Default Service for the subsequent year, with annual bidding thereafter.

PSNH will competitively procure generation services in an aggregated amount sufficient to meet one-hundred (100) percent of the entire Default Service loads, measured at customers' end-use meters on a continuous hour-by-hour basis during the respective time frame. The Company will entertain a fixed bidding price structure that can be evaluated on a cents/kWh basis. Respondents must be capable of meeting the hourly, daily and seasonal electricity load fluctuations associated with customer demand changes, and must be capable of managing the long-term volatility of Default Service requirements. Each bidder must provide evidence of its ability to perform the contractual undertakings that may result from this request. The term of the contract will be to provide service for the entire solicitation period.

To maximize participation in this solicitation, bidders may offer generation services in increments as small as five (5) percent of PSNH's total projected annual Default Service requirements during the respective time frame. To facilitate potential economy of scale savings, bidders are permitted to compete for larger shares of PSNH's requirements - up to one-hundred (100) percent of PSNH's total annual requirements. To ensure proper integration and evaluation of potential small bids into the total purchase-power target, the size of each offer must be a multiple of five (5) percent of PSNH's total projected Default Service requirements.





                       APPENDIX F - FOSSIL/HYDRO ASSET AUCTION


ILLUSTRATIVE TIMELINE AND SEQUENCE OF EVENTS FOR FOSSIL/HYDRO ASSET AUCTION:

  Week
Beginning             Action
---------             ------

4-Jan-00              Receive PUC approval of Agreement

   10 Revise Descriptive Memorandum (DM) to conform to PUC approval

   17

   24                 Finalize revisions to DM

3-Feb-00              PUC Appeal Period concludes

7-Feb-00

   14                 Launch Auction with press release, invitations to bid -
                      Round 1 begins

   21

   28                 Distribution of DM's complete

6-Mar-00 Schedule Data Room visits (if needed), respond to bidder questions

   13 Schedule Data Room visits (if needed), respond to bidder questions

   20 Schedule Data Room visits (if needed), respond to bidder questions

   27                 Respond to Bidder Questions

3-Apr-00              Indicative bids due

   10                 Evaluate bids and select Round 2 participants

   17                 Round 2 Bidders notified and scheduled

   24                 Site visits and management presentations

1-May-00              Site visits and management presentations

    8                 Site visits and management presentations

   15                 Site visits and management presentations

   22                 Site visits and management presentations

   29                 Site visits and management presentations

5-Jun-00              Site visits and management presentations

   12

   19

   26                 Final bids due

3-Jul-00              Bids reviewed and winners selected

   10                 Asset Purchase Negotiations conducted

   17                 Winners announced

   24

   31                 Start state and federal regulatory approval process

Prior to 12/31/2000   Complete Financial Closing on all transactions

PSNH reserves the right after consultation with the Commission, to alter or modify this schedule as necessary, before or during the auction process to best satisfy the goals of the auction.


APPENDIX G - DESCRIPTION OF PSNH FOSSIL/HYDRO ASSETS TO BE DIVESTED VIA AUCTION

1.  Thermal Facilities:

    a.  Merrimack Station

    Merrimack Station is located south of the Garvins Falls Hydroelectric Project, along the Merrimack River in Bow, New Hampshire.

Merrimack Station Generating Facilities:

                                    Seasonal claimed           Year
Unit     Load Role      Fuel     Capability (Winter)(MW)     Installed
----     ---------      ----     -----------------------     ---------

Unit 1   Base load      Coal              122.3                1960
Unit 2   Base load      Coal              353.5                1968
CT-1     Peaking        Jet                21.1                1968
CT-2     Peaking        Jet                21.1                1969
Total                                     518.0

    Merrimack Station is PSNH's prime base load facility with combined generating capacity from the two coal-fired steam units and two jet fuel-fired Combustion Turbine units of 518.0 MW. The two coal-fired units are operated by personnel onsite 24 hours a day, seven days a week. While the units operate in the base load role most of the time, they can be reduced in load during off-peak hours. With this capability, these units can provide capacity, energy and reserve products transacted at the ISO New England power markets.

    The two combustion turbine units mainly serve a peaking role, operating during periods of highest seasonal peak demand or when generation is needed quickly to maintain electrical system stability. These units typically serve the capacity and reserve markets, and not the energy market. In addition to these units, the Merrimack site includes numerous outbuildings, including the Coal Unloading System and Coal Crusher House, office and storage facilities, as well as a fly ash disposal area.

    b.  Newington Station

    Newington Station is located on a site of more that 50 acres Thermal Facility, along the banks of the Piscataqua River in Newington, New Hampshire. The Newington and the Schiller Station are within a quarter mile of each other, separated by a public road that ends at the Schiller plant. The marine terminal and the bulk fuel oil storage, and oil transfer lines for Newington Station are located on the Schiller site.

Newington Station Generating Facilities

                                             Seasonal Claimed          Year
Unit     Load Role           Fuel         Capability (Winter)(MW)    Installed
----     ---------           ----         -----------------------    ---------
Unit 1   Intermediate     Oil and gas               415.0               1974

    Newington Station is PSNH's prime intermediate load facility, operating as required by the ISO to meet base, intermediate or peaking demand requirements. It is the largest single unit in the fossil/hydro system with capability of
415.0 maximum net MW.

    Newington Station can burn a variety of fossil fuels including oil and natural gas making it adaptable to changing fuel markets.

    c.  Schiller Station

    The Schiller Station Thermal Plant is located east of the Newington Thermal Facility, on the southerly shore of the Piscataqua River in Portsmouth, New Hampshire. All of the #6 oil and coal for Schiller Station, all of the #6 oil for Newington Station, and ocean transported coal for Merrimack Station is received by ship or barge at the main dock at Schiller Station.

Schiller Station Generating Facilities

                                               Seasonal Claimed         Year
Unit     Load Role           Fuel         Capability (Winter)(MW)    Installed
----     ---------           ----         -----------------------    ---------
Unit 4   Base/intermediate   Coal or oil            48.0                1952
Unit 5   Base/intermediate   Coal or oil            49.6                1955
Unit 6   Base/intermediate   Coal or oil            49.0                1957
CT-1     Peaking             Jet or gas             18.0                1970
Total                                              164.6

    Schiller's steam units have historically served a base load or intermediate load role for NEPOOL. The units have the capability of starting up and shutting down daily if needed, but as experienced in 1997, can also effectively serve in the base load role. Schiller's low cost of fuel and deep water docks make it an attractive site for generation.

    Completed in 1949, Schiller Station is PSNH's third largest generating plant. The four generating units combine for a total output of 164.6 net MW. Units 4 and 5 were originally designed to burn coal, and did so for the first six months of their operation. Both were then converted to burn oil as the primary fuel. Unit 6 was designed to burn oil originally.

    In 1984, Units 4,5 and 6 were converted to coal. Now all three units can burn coal and/or oil as boiler fuel, making them adaptable to changing fuel markets. In addition to the steam units, Schiller also has a separate combustion turbine (CT-1) capable of producing 18 net MW. CT-1 is a jet engine capable of burning either A V Jet Kero II or natural gas.

2.  Hydro Facilities:

    a.  Smith Station

    Smith Station is located on the Androscoggin River in Berlin, Coos County, New Hampshire near the confluence of the Dead River and the Androscoggin River. The Station operates one unit with a rated capacity of 14.2 MW.

Smith Station Generating Facilities

                            Seasonal Claimed                Year Last
Station     Load Role        Capability (MW)     Units    Unit Installed
-------     ---------       ----------------     -----    --------------
Smith       Run-of-river           14.2            1           1948

    The project operates in a run-of-river mode. High capacity factors are achieved at Smith Station due to large upstream reservoirs which maintain consistent water flows to the station throughout the year. Pond level is maintained within a narrow band by using a float control mechanism to control generator output.

    b.  Gorham Station

    Gorham Station is located on the Androscoggin River in the Town of Gorham, Coos County, New Hampshire, near the confluence of the Peabody River and the Androscoggin River. The unmanned Station operates four units with an aggregate rated capacity of 2.1 MW.

Gorham Station Generating Facilities

                            Seasonal Claimed                Year Last
Station     Load Role        Capability (MW)     Units    Unit Installed
-------     ---------       ----------------     -----    --------------
Gorham      Run-of-river            2.1            4           1923

    This run-of-river plant operates automatically as a base load station generating power from any combination of its units to match river flows. Gorham benefits from the same reservoir system that supplies water to the upstream Smith Station. Gorham Station consists of a dam and adjacent canal gatehouse, a power canal and a four-unit powerhouse. Limited ponding capability exists. Gorham Station employs an automatic pond level control system to maximize generator output and maintain pond level within a narrow band.

    c.  Androscoggin Reservoir Company (ARCO)

    Smith and Gorham Stations on the Androscoggin River receive headwater benefits from the Union Water Power Company (UWPCO) and ARCO. PSNH is a 12.5 percent owner in ARCO and PSNH's ownership share in ARCO will be transferred to the Buyer with the purchase of the Upper Hydro Group Hydroelectric Facilities. PSNH has no ownership share in UWPCO, which has been transferred in ownership to FPL Group as a result of FPL's purchase of assets from Central Maine Power.

    ARCO was created in order to develop an additional storage reservoir for the Androscoggin Reservoir system, the Aziscohos Lake in Maine. UWPCO serves as operator for ARCO as well as the Union Water Power storage sites, managing river flows to maximize utilization of the water for electrical generation downstream.

    Through this managed operation of headwater, PSNH facilities at Smith and Gorham are targeted to receive a minimum flow of 1,550 cfs throughout the year, except in rare circumstances during exceptionally dry weather.

    d.  Canaan Station

    Canaan Station is located on the northern Connecticut River in the towns of Canaan, Vermont and Stewartstown , (West Stewartstown Village) New Hampshire. It is located 10 miles below the large Murphy Dam at Lake Francis and 82 miles above Moore Dam, at river mile 370. The plant was built in 1927 and operates one unit with a rated capacity of 1.1 MW.

Canaan Station Generating Facilities

                            Seasonal Claimed                Year Last
Station     Load Role        Capability (MW)     Units    Unit Installed
-------     ---------       ----------------     -----    --------------
Canaan      Run-of-river           1.1             1           1927

    The unmanned Station is operated as a run-of-river plant and is operated automatically as a base load unit. The original unit is still in service. Pond level is maintained within a narrow band by using a float control mechanism to control generation.

    e.  Ayers Island Station

    Ayers Island Station is located on the Pemigewasset River approximately 12 miles upstream from the U.S. Army Corps of Engineers' Franklin Falls Flood Control Dam in the Towns of Bristol, Bridgewater, Ashland and New Hampton, New Hampshire. Small land rights associated with the station are in the towns of Ashland and Bridgewater. The station operates three units with an aggregate rated capacity of 9.08 MW. The plant was originally constructed in 1924 and redeveloped in 1931.

Ayers Island Station Generating Facilities

                              Seasonal Claimed                Year Last
Station       Load Role        Capability (MW)     Units    Unit Installed
-------       ---------       ----------------     -----    --------------
Ayers Island  Run-of-river           9.1             3           1931

    Ayers Island Station operates as a run-of-river facility with a daily ponding capability. Pond level is maintained within a narrow band by using a float control mechanism to control generator output, automatically.

    f.  Eastman Falls Station

    Eastman Falls Station is on the Pemigewasett River in Franklin, New Hampshire. The station operates two units with an aggregate rated capacity of
6.5 MW. The project was originally constructed in 1901 and redeveloped in 1937 and 1983.

Eastman Falls Stations Generating Facilities

                                 Seasonal Claimed                Year Last
Station         Load Role        Capability (MW)     Units    Unit Installed
-------         ---------       ----------------     -----    --------------
Eastman Falls   Run-of-river           6.5             2           1983

    Eastman Falls Station is operated as an unmanned run-of-the-river plant in times of higher water flow and as a daily peaking facility at other times taking advantage of upstream storage capability at Ayers Island. Pond level is maintained within a narrow band by using a float control mechanism to control generator output.

    g.  Amoskeag Station

    Amoskeag Station is the southernmost of the three sites comprising the Merrimack River Project. The station is located on the Merrimack River in Manchester, New Hampshire, downstream from Hooksett Station. Amoskeag operates three units with an aggregate rated capacity of 17.5 MW.

Amoskeag Station Generating Facilities

                                Seasonal Claimed                Year Last
Station         Load Role        Capability (MW)     Units    Unit Installed
-------         ---------       ----------------     -----    --------------
Amoskeag        Run-of-river          17.5             3           1924

    Amoskeag Station is operated as a run-of-the river plant in times of higher water flow and as a daily peaking facility at other times. Pond level is maintained automatically within a narrow band by using a float control mechanism to control generator output.

    h.  Hooksett Station

    Hooksett Station is located on the east side of the Merrimack River in Hooksett, New Hampshire, downstream from the Garvins Falls Station and Merrimack Station, and upstream from Amoskeag Station. The Station operates one unit with a rated capacity of 1.9 MW.

Hooksett Station Generating Facilities

                                Seasonal Claimed                Year Last
Station         Load Role        Capability (MW)     Units    Unit Installed
-------         ---------       ----------------     -----    --------------
Hooksett        Run-of-river          1.9              1           1927

    The Hooksett Station is an automated site and is operated as a run-of the-river facility. In addition to providing power to the NEPOOL transmission grid, Hooksett provides a reservoir from which water is taken for condenser cooling at Merrimack Station located a few miles upstream.

    Garvins Falls is located on the Merrimack River in Bow, New Hampshire. The Station operates four units with an aggregate rated capacity of 12.1 MW.

Garvins Falls Station Generating Facilities

                                Seasonal Claimed                Year Last
Station         Load Role        Capability (MW)     Units    Unit Installed
-------         ---------       ----------------     -----    --------------
Garvin Falls    Run-of-river         12.1              4           1981

    The discharge capability of the headgate structure is sufficient to operate all four units at full load. For high flows, the units are operated so as to utilize as much of the available water as possible. During times of moderate and low flows, operation is scheduled to obtain the maximum on-peak energy based on available head and relative overall unit efficiency. The newly installed Units 1 and 2 are operated for as long as possible to take advantage of their greater efficiency, while Units 3 and 4 are operated at times of higher flow.

    j. Jackman Station

    Jackman Station consists of a dam, located on Franklin Pierce Lake, and a penstock, surge tank and powerhouse, located in Hillsborough, New Hampshire. The lake and project are fed from the North Branch of the Contoocook River. This project is not subject to FERC jurisdiction because it is not classified as a navigable waterway. The Station was constructed in 1926 and operates one turbine with a rated capacity of 3.6 MW.

Jackman Station Generating Facilities

                                Seasonal Claimed                Year Last
Station         Load Role        Capability (MW)     Units    Unit Installed
-------         ---------       ----------------     -----    --------------
Jackman         Run-of-river          3.6              1           1926

    Jackman Station is operated in an essentially run-of-river mode, automatically by a float or pond level control mechanism at the dam. The Station operates as a base load unit whenever adequate water flows are available.

3.  Remote Combustion Turbines:

    Lost Nation Combustion Turbine

    The Lost Nation Combustion Turbine is located in the town of Northumberland, in northern New Hampshire. Lost Nation serves primarily as a peaking unit, operating during the periods of highest seasonal peak demand. Additionally this unit is called upon when a quick response is needed for additional generation to maintain electrical system stability. While capable of providing several NEPOOL products, the unit typically serves the capacity and reserve markets, but not the energy market.

Lost Nation CT Generating Facilities

                                    Seasonal Claimed                Year Last
Station        Load Role      Fuel   Capability (MW)    Units    Unit Installed
-------        ---------      ----  ----------------    -----    --------------
Lost Nation    Peaking        Oil         19.1            1           1969





              APPENDIX H - New Hampshire Affiliate Transaction Rules
                           Applicable to PSNH and NU

Introduction:

Northeast Utilities ("NU") is a registered holding company system which provides centralized services to its affiliated companies. NU believes that these integrated, centralized services increase efficiency through economies of scale which translate to lower prices to all customers and are particularly significant for NU because of the relative size of the NU system.

The Commission has not yet undertaken a rulemaking to establish final rules regarding affiliate separation and codes of conduct for New Hampshire utility companies. However, the Commission indicated in Order No. 22,875 in Docket No. DR 96-150, that utilities should operate in the interim period prior to adoption of final rules in accordance with the California Affiliate Transaction Rules. The California Affiliate Transaction Rules are attached as Appendix I hereto. Based upon an analysis of these rules and the interpretation provided below, the Parties, as an element of the settlement of which this document is a part, agree that NU will comply with the California rules in this interim period. The Parties agree to the interpretation provided below as an integral element of this Settlement Agreement.

Specific Provisions:

PSNH and NU's unregulated competitive marketing affiliates agree to abide by the following provisions regarding separation of activities and services in accordance with the California Affiliate Transaction Rules.

1. NU will maintain distinct corporations with separate books and records, for its distribution operations and its competitive marketing activities. PSNH shall not share employees, facilities, space or services with NU's unregulated competitive marketing affiliates, except as allowed herein. PSNH will not provide services to NU's unregulated competitive marketing affiliates unless it also provides the same on a comparable basis to all competitors pursuant to a tariff on file with the Commission.

2. NU will continue to maintain its management services company, Northeast Utilities Service Company ("NUSCO") providing shared services to its various affiliates as they require and in accordance with the regulations of the Securities and Exchange Commission ("SEC") pursuant to the Public Utility Holding Company Act of 1935. SEC regulations require NUSCO to charge affiliates for services at cost in accordance with SEC approved allocation procedures. Resulting costs charged to the distribution companies by NUSCO will continue to be subject to review and verification by the Commission in accordance with its authority over regulated retail utility rates and operations.

3. NUSCO will continue to provide corporate services on a shared basis in the areas of accounting, billing, financial, administrative, regulatory, legal, information technology, communication and executive services.

4. NU's unregulated competitive marketing affiliates will hire its own employees to conduct competitive sales and marketing, including customer service, and will not utilize employees of NUSCO for such activities.

5. NU's unregulated competitive marketing affiliates staff may utilize shared corporate facilities of NUSCO along with other NUSCO personnel, but will be physically separated from PSNH and NUSCO staff engaged in customer service, customer account management and similar functions for PSNH. (For purposes of these provisions, physically separate shall be defined as being located on a separate floor of NU's facilities.)

6. NU's unregulated competitive marketing affiliates staff may use the same computer and telephone networks as other NUSCO and distribution company staff; but will not have access to the proprietary customer information of NU's distribution companies, such as customer databases or other competitively sensitive information, unless such information has been made available previously to nonaffiliated suppliers. Password protection for sensitive information will be maintained to ensure confidentiality.

7. Power procurement functions for the distribution company are limited to the selection of suppliers and administration of Transition and Default Service in accordance with the provisions of the Settlement Agreement and the requirements of the Commission. In addition, NU has in place a code of conduct approved by the Federal Energy Regulatory Commission ("FERC") governing the restrictions on sharing of information between affiliates involved in wholesale power transactions. This FERC-approved code of conduct, and the filing of open access wholesale transmission tariffs, were prerequisites to FERC's approval of tariffs for market-based wholesale rates filed by the NU companies.

8. NUSCO will ensure that its provision of services in accordance with the above provisions does not allow for any preferences to be given to NU's unregulated competitive marketing affiliates or to allow other activities proscribed under the rules to occur.

9. NU will conduct formal training for all employees relative to the need for internal barriers to information sharing in advance of Competition Day.

10. None of NU's unregulated competitive marketing affiliates will use the name "Public Service of New Hampshire" or any similar name, nor may such affiliates otherwise trade on the name or status of PSNH in marketing efforts.

11. The books and accounts of NU's unregulated competitive marketing affiliates which conduct business in the New Hampshire competitive electric market will be open to inspection by the Commission. The NU affiliate providing such books and accounts may seek to have them declared "Trade Secrets" pursuant to RSA Chapter 350B and "confidential, commercial, or financial information" pursuant to RSA Chapter 91A, and thus be accorded confidential treatment by the Commission and exempted from disclosure pursuant to these laws and Rule Puc 204.04(a)(4). The decision to provide confidential treatment will be subject to the ongoing jurisdiction of the PUC.




              APPENDIX I - THE CALIFORNIA AFFILIATE TRANSACTION RULES

                      California Affiliate Transaction Rules


I.  Definitions

Unless the context otherwise requires, the following definitions govern the construction of these Rules:

A. "Affiliate" means any person, corporation, utility, partnership, or other entity 5 per cent or more of whose outstanding securities are owned, controlled, or held with power to vote, directly or indirectly either by a utility or any of its subsidiaries, or by that utility's controlling corporation and/or any of its subsidiaries as well as any company in which the utility, its controlling corporation, or any of the utility's affiliates exert substantial control over the operation of the company and/or indirectly have substantial financial interests in the company exercised through means other than ownership. For purposes of these Rules, "substantial control" includes, but is not limited to, the possession, directly or indirectly and whether acting alone or in conjunction with others, of the authority to direct or cause the direction of the management or policies of a company. A direct or indirect voting interest of 5% or more by the utility in an entity's company creates a rebuttable presumption of control.

    For purposes of this Rule, "affiliate" shall include the utility's parent or holding company, or any company which directly or indirectly owns, controls, or holds the power to vote 10% or more of the outstanding voting securities of a utility (holding company), to the extent the holding company is engaged in the provision of products or services as set out in Rule II B. However, in its compliance plan filed pursuant to Rule VI, the utility shall demonstrate both the specific mechanism and procedures that the utility and holding company have in place to assure that the utility is not utilizing the holding company or any of its affiliates not covered by these Rules as a conduit to circumvent any of these Rules. Examples include but are not limited to specific mechanisms and procedures to assure the Commission that the utility will not use the holding company or another utility affiliate not covered by these Rules as a vehicle to (1) disseminate information transferred to them by the utility to an affiliate covered by these Rules in contravention of these Rules, (2) provide services to its affiliates covered by these Rules in contravention of these Rules or (3) to transfer employees to its affiliates covered by these Rules in contravention of these Rules. In the compliance plan, a corporate officer from the utility and holding company shall verify the adequacy of these specific mechanisms and procedures to ensure that the utility is not utilizing the holding company or any of its affiliates not covered by these Rules as a conduit to circumvent any of these Rules.

    Regulated subsidiaries of a utility, defined as subsidiaries of a utility, the revenues and expenses of which are subject to regulation by the Commission and are included by the Commission in establishing rates for the utility, are not included within the definition of affiliate. However, these Rules apply to all interactions any regulated subsidiary has with other affiliated entities covered by these rules.

B. "Commission" means the California Public Utilities Commission or its succeeding state regulatory body.

C. "Customer" means any person or corporation, as defined in Sections 204, 205 and 206 of the California Public Utilities Code, that is the ultimate consumer of goods and services.

D. "Customer Information" means non-public information and data specific to a utility customer which the utility acquired or developed in the course of its provision of utility services.

E.  "FERC" means the Federal Energy Regulatory Commission.

F. "Fully Loaded Cost" means the direct cost of good or service plus all applicable indirect charges and overheads.

G. "Utility" means any public utility subject to the jurisdiction of the Commission as an Electrical Corporation or Gas Corporation, as defined in California Public Utilities Code Sections 218 and 222.

II.  Applicability

A. These Rules shall apply to California public utility gas corporations and California public utility electrical corporations, subject to regulation by the California Public Utilities Commission.

B. For purposes of a combined gas and electric utility, these Rules apply to all utility transactions with affiliates engaging in the provision of a product that uses gas or electricity or the provision of services that relate to the use of gas or electricity, unless specifically exempted below. For purposes of an electric utility, these Rules apply to all utility transactions with affiliates engaging in the provision of a product that uses electricity or the provision of services that relate to the use of electricity. For purposes of a gas utility, these Rules apply to all utility transactions with affiliates engaging in the provision of a product that uses gas or the provision of services that relate to the use of gas.

C. These Rules apply to transactions between a Commission-regulated utility and another affiliated utility, unless specifically modified by the Commission in addressing a separate application to merge or otherwise conduct joint ventures related to regulated services.

D. These rules do not apply to the exchange of operating information, including the disclosure of customer information to its FERC-regulated affiliate to the extent such information is required by the affiliate to schedule and confirm nominations for the interstate transportation of natural gas, between a utility and its FERC-regulated affiliate, to the extent that the affiliate operates an interstate natural gas pipeline.

E. Existing Rules: Existing Commission rules for each utility and its parent holding company shall continue to apply except to the extent they conflict with these Rules. In such cases, these Rules shall supersede prior rules and guidelines, provided that nothing herein shall preclude
    (1) the Commission from adopting other utility-specific guidelines; or
    (2) a utility or its parent holding company from adopting other utility-specific guidelines, with advance Commission approval.

F. Civil Relief: These Rules shall not preclude or stay any form of civil relief, or rights or defenses thereto, that may be available under state or federal law.

G. Exemption (Advice Letter): A Commission-jurisdictional utility may be exempted from these Rules if it files an advice letter with the Commission requesting exemption. The utility shall file the advice letter within 30 days after the effective date of this decision adopting these Rules and shall serve it on all parties to this proceeding. In the advice letter filing, the utility shall:

    1. Attest that no affiliate of the utility provides services as defined by Rule II B above; and

    2. Attest that if an affiliate is subsequently created which provides services as defined by Rule II B above, then the utility shall:

        a. Notify the Commission, at least 30 days before the affiliate begins to provide services as defined by Rule II B above, that such an affiliate has been created; notification shall be accomplished by means of a letter to the Executive Director, served on all parties to this proceeding; and

        b.  Agree in this notice to comply with the Rules in their entirety.

H. Limited Exemption (Application): A California utility which is also a multi-state utility and subject to the jurisdiction of other state regulatory commissions, may file an application, served on all parties to this proceeding, requesting a limited exemption from these Rules or a part thereof, for transactions between the utility solely in its capacity serving its jurisdictional areas wholly outside of California, and its affiliates. The applicant has the burden of proof.

A. These Rules should be interpreted broadly, to effectuate our stated objectives of fostering competition and protecting consumer interests. If any provision of these Rules, or the application thereof to any person, company, or circumstance, is held invalid, the remainder of the Rules, or the application of such provision to other persons, companies, or circumstances, shall not be affected thereby.

III. Nondiscrimination

A.  No Preferential Treatment Regarding Services Provided by the Utility:
    Unless otherwise authorized by the Commission or the FERC, or permitted by these Rules, a utility shall not:

    1. represent that, as a result of the affiliation with the utility, its affiliates or customers of its affiliates will receive any different treatment by the utility than the treatment the utility provides to other, unaffiliated companies or their customers; or

    2. provide its affiliates, or customers of its affiliates, any preference (including but not limited to terms and conditions, pricing, or timing) over non-affiliated suppliers or their customers in the provision of services provided by the utility.

B. Affiliate Transactions: Transactions between a utility and its affiliates shall be limited to tariffed products and services, the sale or purchase of goods, property, products or services made generally available by the utility or affiliate to all market participants through an open, competitive bidding process, or as provided for in Sections V D and V E (joint purchases and corporate support) and Section VII (new products and services) below, provided the transactions provided for in Section VII comply with all of the other adopted Rules.

C. Provision of Supply, Capacity, Services or Information: Except as provided for in Sections V D, V E, and VII, provided the transactions provided for in Section VII comply with all of the other adopted Rules, a utility shall provide access to utility information, services, and unused capacity or supply on the same terms for all similarly situated market participants. If a utility provides supply, capacity, services, or information to its affiliate(s), it shall contemporaneously make the offering available to all similarly situated market participants, which include all competitors serving the same market as the utility's affiliates.

    1. Offering of Discounts: Except when made generally available by the utility through an open, competitive bidding process, if a utility offers a discount or waives all or any part of any other charge or fee to its affiliates, or offers a discount or waiver for a transaction in which its affiliates are involved, the utility shall contemporaneously make such discount or waiver available to all similarly situated market participants. The utilities should not use the "similarly situated" qualification to create such a unique discount arrangement with their affiliates such that no competitor could be considered similarly situated. All competitors serving the same market as the utility's affiliates should be offered the same discount as the discount received by the affiliates. A utility shall document the cost differential underlying the discount to its affiliates in the affiliate discount report described in Rule III F 7 below.

    2. Tariff Discretion: If a tariff provision allows for discretion in its application, a utility shall apply that tariff provision in the same manner to its affiliates and other market participants and their respective customers.

    3. No Tariff Discretion: If a utility has no discretion in the application of a tariff provision, the utility shall strictly enforce that tariff provision.

    4. Processing Requests for Services Provided by the Utility: A utility shall process requests for similar services provided by the utility in the same manner and within the same time for its affiliates and for all other market participants and their respective customers.

C. Tying of Services Provided by a Utility Prohibited: A utility shall not condition or otherwise tie the provision of any services provided by the utility, nor the availability of discounts of rates or other charges or fees, rebates, or waivers of terms and conditions of any services provided by the utility, to the taking of any goods or services from its affiliates.

D. No Assignment of Customers: A utility shall not assign customers to which it currently provides services to any of its affiliates, whether by default, direct assignment, option or by any other means, unless that means is equally available to all competitors.

E. Business Development and Customer Relations: Except as otherwise provided by these Rules, a utility shall not:

    1. provide leads to its affiliates;

    2. solicit business on behalf of its affiliates;

    3. acquire information on behalf of or to provide to its affiliates;

    4. share market analysis reports or any other types of proprietary or non-publicly available reports, including but not limited to market, forecast, planning or strategic reports, with its affiliates;

    5. request authorization from its customers to pass on customer information exclusively to its affiliates;

    6. give the appearance that the utility speaks on behalf of its affiliates or that the customer will receive preferential treatment as a consequence of conducting business with the affiliates; or

    7. give any appearance that the affiliate speaks on behalf of the utility.

F. Affiliate Discount Reports: If a utility provides its affiliates a discount, rebate, or other waiver of any charge or fee associated with services provided by the utility, the utility shall, within 24 hours of the time at which the service provided by the utility is so provided, post a notice on its electronic bulletin board providing the following information:

    1. the name of the affiliate involved in the transaction;

    2. the rate charged;

    3. the maximum rate;

    4. the time period for which the discount or waiver applies;

    5. the quantities involved in the transaction;

    6. the delivery points involved in the transaction;

    7. any conditions or requirements applicable to the discount or waiver, and a documentation of the cost differential underlying the discount as required in Rule III B 2 above; and

    8. procedures by which a nonaffiliated entity may request a comparable offer.

A utility that provides an affiliate a discounted rate, rebate, or other waiver of a charge or fee associated with services provided by the utility shall maintain, for each billing period, the following information:

    9. the name of the entity being provided services provided by the utility in the transaction;

   10. the affiliate's role in the transaction (i.e., shipper, marketer, supplier, seller);

   11. the duration of the discount or waiver;

   12. the maximum rate;

   13. the rate or fee actually charged during the billing period; and

   14. the quantity of products or services scheduled at the discounted rate during the billing period for each delivery point.

All records maintained pursuant to this provision shall also conform to FERC rules where applicable.

IV.  Disclosure and Information

A. Customer Information: A utility shall provide customer information to its affiliates and unaffiliated entities on a strictly non-discriminatory basis, and only with prior affirmative customer written consent.

B. Non-Customer Specific Non-Public Information: A utility shall make non-customer specific non-public information, including but not limited to information about a utility's natural gas or electricity purchases, sales, or operations or about the utility's gas-related goods or services, electricity-related goods or services, available to the utility's affiliates only if the utility makes that information contemporaneously available to all other service providers on the same terms and conditions, and keeps the information open to public inspection. Unless otherwise provided by these Rules, a utility continues to be bound by all Commission-adopted pricing and reporting guidelines for such transactions. Utilities are also permitted to exchange proprietary information on an exclusive basis with their affiliates, provided the utility follows all Commission-adopted pricing and reporting guidelines for such transactions, and it is necessary to exchange this information in the provision of the corporate support services permitted by Rule V E below. The affiliate's use of such proprietary information is limited to use in conjunction with the permitted corporate support services, and is not permitted for any other use. Nothing in this Rule precludes the exchange of information pursuant to D.97-10-031.

C.  Service Provider Information:

    1. Except upon request by a customer or as otherwise authorized by the Commission, a utility shall not provide its customers with any list of service providers, which includes or identifies the utility's affiliates, regardless of whether such list also includes or identifies the names of unaffiliated entities.

    2. If a customer requests information about any affiliated service provider, the utility shall provide a list of all providers of gas-related, electricity-related, or other utility-related goods and services operating in its service territory, including its affiliates. The Commission shall authorize, by semi-annual utility advice letter filing, and either the utility, the Commission, or a Commission-authorized third party provider shall maintain on file with the Commission a copy of the most updated lists of service providers which have been created to disseminate to a customer upon a customer's request. Any service provider may request that it be included on such list, and, barring Commission direction, the utility shall honor such request. Where maintenance of such list would be unduly burdensome due to the number of service providers, subject to Commission approval by advice letter filing, the utility shall direct the customer to a generally available listing of service providers (e.g., the Yellow Pages). In such cases, no list shall be provided. The list of service providers should make clear that the Commission does not guarantee the financial stability or service quality of the service providers listed by the act of approving this list.

D. Supplier Information: A utility may provide non-public information and data which has been received from unaffiliated suppliers to its affiliates or non-affiliated entities only if the utility first obtains written affirmative authorization to do so from the supplier. A utility shall not actively solicit the release of such information exclusively to its own affiliate in an effort to keep such information from other unaffiliated entities.

E. Affiliate-Related Advice or Assistance: Except as otherwise provided in these Rules, a utility shall not offer or provide customers advice or assistance with regard to its affiliates or other service providers.

F. Record-Keeping: A utility shall maintain contemporaneous records documenting all tariffed and nontariffed transactions with its affiliates, including but not limited to, all waivers of tariff or contract provisions and all discounts. A utility shall maintain such records for a minimum of three years and longer if this Commission or another government agency so requires. The utility shall make such records available for third party review upon 72 hours' notice, or at a time mutually agreeable to the utility and third party.

    If D.97-06-110 is applicable to the information the utility seeks to protect, the utility should follow the procedure set forth in D.97-06-110, except that the utility should serve the third party making the request in a manner that the third party receives the utility's D.97-06-110 request for confidentiality within 24 hours of service.

G. Maintenance of Affiliate Contracts and Related Bids: A utility shall maintain a record of all contracts and related bids for the provision of work, products or services to and from the utility to its affiliates for no less than a period of three years, and longer if this Commission or another government agency so requires.

H. FERC Reporting Requirements: To the extent that reporting rules imposed by the FERC require more detailed information or more expeditious reporting, nothing in these Rules shall be construed as modifying the FERC rules.

V.  Separation

A. Corporate Entities: A utility and its affiliates shall be separate corporate entities.

B. Books and Records: A utility and its affiliates shall keep separate books and records.

    1. Utility books and records shall be kept in accordance with applicable Uniform System of Accounts (USOA) and Generally Accepted Accounting Procedures (GAAP).

    2. The books and records of affiliates shall be open for examination by the Commission and its staff consistent with the provisions of Public Utilities Code Section 314.

C. Sharing of Plant, Facilities, Equipment or Costs: A utility shall not share office space, office equipment, services, and systems with its affiliates, nor shall a utility access the computer or information systems of its affiliates or allow its affiliates to access its computer or information systems, except to the extent appropriate to perform shared corporate support functions permitted under Section V E of these Rules. Physical separation required by this rule shall be accomplished preferably by having office space in a separate building, or, in the alternative, through the use of separate elevator banks and/or security-controlled access. This provision does not preclude a utility from offering a joint service provided this service is authorized by the Commission and is available to all non-affiliated service providers on the same terms and conditions (e.g., joint billing services pursuant to D.97-05-039).

D. Joint Purchases: To the extent not precluded by any other Rule, the utilities and their affiliates may make joint purchases of good and services, but not those associated with the traditional utility merchant function. For purpose of these Rules, to the extent that a utility is engaged in the marketing of the commodity of electricity or natural gas to customers, as opposed to the marketing of transmission and distribution services, it is engaging in merchant functions. Examples of permissible joint purchases include joint purchases of office supplies and telephone services. Examples of joint purchases not permitted include gas and electric purchasing for resale, purchasing of gas transportation and storage capacity, purchasing of electric transmission, systems operations, and marketing. The utility must insure that all joint purchases are priced, reported, and conducted in a manner that permits clear identification of the utility and affiliate portions of such purchases, and in accordance with applicable Commission allocation and reporting rules.

E. Corporate Support: As a general principle, a utility, its parent holding company, or a separate affiliate created solely to perform corporate support services may share with its affiliates joint corporate oversight, governance, support systems and personnel. Any shared support shall be priced, reported and conducted in accordance with the Separation and Information Standards set forth herein, as well as other applicable Commission pricing and reporting requirements.

    As a general principle, such joint utilization shall not allow or provide a means for the transfer of confidential information from the utility to the affiliate, create the opportunity for preferential treatment or unfair competitive advantage, lead to customer confusion, or create significant opportunities for cross-subsidization of affiliates. In the compliance plan, a corporate officer from the utility and holding company shall verify the adequacy of the specific mechanisms and procedures in place to ensure the utility follows the mandates of this paragraph, and to ensure the utility is not utilizing joint corporate support services as a conduit to circumvent these Rules.

    Examples of services that may be shared include: payroll, taxes, shareholder services, insurance, financial reporting, financial planning and analysis, corporate accounting, corporate security, human resources (compensation, benefits, employment policies), employee records, regulatory affairs, lobbying, legal, and pension management.

    Examples of services that may not be shared include: employee recruiting, engineering, hedging and financial derivatives and arbitrage services, gas and electric purchasing for resale, purchasing of gas transportation and storage capacity, purchasing of electric transmission, system operations, and marketing.

F.  Corporate Identification and Advertising:

    1. A utility shall not trade upon, promote, or advertise its affiliate's affiliation with the utility, nor allow the utility name or logo to be used by the affiliate or in any material circulated by the affiliate, unless it discloses in plain legible or audible language, on the first page or at the first point where the utility name or logo appears that:

       a. the affiliate "is not the same company as [i.e. PG&E, Edison, the Gas Company, etc.], the utility,";

       b. the affiliate is not regulated by the California Public Utilities Commission; and

       c. "you do not have to buy [the affiliate's] products in order to continue to receive quality regulated services from the utility."

       The application of the name/logo disclaimer is limited to the use of the name or logo in California.

    2. A utility, through action or words, shall not represent that, as a result of the affiliate's affiliation with the utility, its affiliates will receive any different treatment than other service providers.

    3. A utility shall not offer or provide to its affiliates advertising space in utility billing envelopes or any other form of utility customer written communication unless it provides access to all other unaffiliated service providers on the same terms and conditions.

    4. A utility shall not participate in joint advertising or joint marketing with its affiliates. This prohibition means that utilities may not engage in activities which include, but are not limited to the following:

       a. A utility shall not participate with its affiliates in joint sales calls, through joint call centers or otherwise, or joint proposals (including responses to requests for proposals (RFPs)) to existing or potential customers. At a customer's unsolicited request, a utility may participate, on a nondiscriminatory basis, in non-sales meetings with its affiliates or any other market participant to discuss technical or operational subjects regarding the utility's provision of transportation service to the customer;

       b. Except as otherwise provided for by these Rules, a utility shall not participate in any joint activity with its affiliates. The term "joint activities" includes, but is not limited to, advertising, sales, marketing, communications and correspondence with any existing or potential customer;

       c. A utility shall not participate with its affiliates in trade shows, conferences, or other information or marketing events held in California.

    5. A utility shall not share or subsidize costs, fees, or payments with its affiliates associated with research and development activities or investment in advanced technology research.

G.  Employees:

    1. Except as permitted in Section V E (corporate support), a utility and its affiliates shall not jointly employ the same employees. This Rule prohibiting joint employees also applies to Board Directors and corporate officers, except for the following circumstances: In instances when this Rule is applicable to holding companies, any board member or corporate officer may serve on the holding company and with either the utility or affiliate (but not both). Where the utility is a multi-state utility, is not a member of a holding company structure, and assumes the corporate governance functions for the affiliates, the prohibition against any board member or corporate officer of the utility also serving as a board member or corporate officer of an affiliate shall only apply to affiliates that operate within California. In the case of shared directors and officers, a corporate officer from the utility and holding company shall verify in the utility's compliance plan the adequacy of the specific mechanisms and procedures in place to ensure that the utility is not utilizing shared officers and directors as a conduit to circumvent any of these Rules.

    2. All employee movement between a utility and its affiliates shall be consistent with the following provisions:

       a. A utility shall track and report to the Commission all employee movement between the utility and affiliates. The utility shall report this information annually pursuant to our Affiliate Transaction Reporting Decision, D.93-02-016, 48 CPUC2d 163, 171-172 and 180 (Appendix A, Section I and Section II H.).

       b. Once an employee of a utility becomes an employee of an affiliate, the employee may not return to the utility for a period of one year. This Rule is inapplicable if the affiliate to which the employee
          transfers goes out of business during the one-year period.   In the
          event that such an employee returns to the utility, such employee cannot be retransferred, reassigned, or otherwise employed by the affiliate for a period of two years. Employees transferring from the utility to the affiliate are expressly prohibited from using information gained from the utility in a discriminatory or exclusive fashion, to the benefit of the affiliate or to the detriment of other unaffiliated service providers.

       c. When an employee of a utility is transferred, assigned, or otherwise employed by the affiliate, the affiliate shall make a one-time payment to the utility in an amount equivalent to 25% of the employee's base annual compensation, unless the utility can demonstrate that some lesser percentage (equal to at least 15%) is appropriate for the class of employee included. All such fees paid to the utility shall be accounted for in a separate memorandum account to track them for future ratemaking treatment (i.e., credited to the Electric Revenue Adjustment Account or the Core and Non-core Gas Fixed Cost Accounts, or other ratemaking treatment, as appropriate), on an annual basis, or as otherwise necessary to ensure that the utility's ratepayers receive the fees. This transfer payment provision will not apply to clerical workers. Nor will it apply to the initial transfer of employees to the utility's holding company to perform corporate support functions or to a separate affiliate performing corporate support functions, provided that that transfer is made during the initial implementation period of these rules or pursuant to a Section 851 application or other Commission proceeding. However, the rule will apply to any subsequent transfers or assignments between a utility and its affiliates of all covered employees at a later time.

       d. Any utility employee hired by an affiliate shall not remove or otherwise provide information to the affiliate which the affiliate would otherwise be precluded from having pursuant to these Rules.

       e. A utility shall not make temporary or intermittent assignments, or rotations to its affiliates.

H. Transfer of Goods and Services: To the extent that these Rules do not prohibit transfers of goods and services between a utility and its affiliates, all such transfers shall be subject to the following pricing provisions:

    1. Transfers from the utility to its affiliates of goods and services produced, purchased or developed for sale on the open market by the utility will be priced at fair market value. Transfers from an affiliate to the utility of goods and services produced, purchased or developed for sale on the open market by the affiliate shall be priced at no more than fair market value.

    2. For goods or services for which the price is regulated by a state or federal agency, that price shall be deemed to be the fair market value, except that in cases where more than one state commission regulates the price of goods or services, this Commission's pricing provisions govern.

    3. Goods and services produced, purchased or developed for sale on the open market by the utility will be provided to its affiliates and unaffiliated companies on a nondiscriminatory basis, except as otherwise required or permitted by these Rules or applicable law.

    4. Transfers from the utility to its affiliates of goods and services not produced, purchased or developed for sale by the utility will be priced at fully loaded cost plus 5% of direct labor cost.

    5. Transfers from an affiliate to the utility of goods and services not produced, purchased or developed for sale by the affiliate will be priced at the lower of fully loaded cost or fair market value.

VI. Regulatory Oversight

A. Compliance Plans: No later than December 31, 1997, each utility shall file a compliance plan demonstrating to the Commission that there are adequate procedures in place that will preclude the sharing of information with its affiliates that is prohibited by these Rules. The utility should file its compliance plan as an advice letter with the Commission's Energy Division and serve it on the parties to this proceeding. The utility's compliance plan shall be in effect between the filing and a Commission determination of the advice letter. A utility shall file a compliance plan annually thereafter by advice letter served on all parties to this proceeding where there is some change in the compliance plan (i.e., when a new affiliate has been created, or the utility has changed the compliance plan for any other reason).

B. New Affiliate Compliance Plans: Upon the creation of a new affiliate which is addressed by these Rules, the utility shall immediately notify the Commission of the creation of the new affiliate, as well as posting notice on its electronic bulletin board. No later than 60 days after the creation of this affiliate, the utility shall file an advice letter with the Energy Division of the Commission, served on the parties to this proceeding. The advice letter shall demonstrate how the utility will implement these Rules with respect to the new affiliate.

C. Affiliate Audit: No later than December 31, 1998, and every year thereafter, the utility shall have audits prepared by independent auditors that verify that the utility is in compliance with the Rules set forth herein. The utilities shall file this audit with the Commission's Energy Division beginning no later than December 31, 1998, and serve it on all parties to this proceeding. The audits shall be at shareholder expense.

D. Witness Availability: Affiliate officers and employees shall be made available to testify before the Commission as necessary or required, without subpoena, consistent with the provisions of Public Utilities Code Section 314.

VII. Utility Products and Services

A. General Rule: Except as provided for in these Rules, new products and services shall be offered through affiliates.

B. Definitions: The following definitions apply for the purposes of this section (Section VII) of these Rules:

    1. "Category" refers to a factually similar group of products and services that use the same type of utility assets or capacity. For example, "leases of land under utility transmission lines" or "use of a utility repair shop for third party equipment repair" would each constitute a separate product or service category.

    2. "Existing" products and services are those which a utility is offering on the effective date of these Rules.

    3. "Products" include use of property, both real and intellectual, other than those uses authorized under General Order 69-C.

    1. "Tariff" or "tariffed" refers to rates, terms and conditions of services as approved by this Commission or the Federal Energy Regulatory Commission (FERC), whether by traditional tariff, approved contract or other such approval process as the Commission or the FERC may deem appropriate.

C. Utility Products and Services: Except as provided in these Rules, a utility shall not offer nontariffed products and services. In no event shall a utility offer natural gas or electricity commodity service on a nontariffed basis. A utility may only offer for sale the following products and services:

    1. Existing products and services offered by the utility pursuant to tariff;

    2. Unbundled versions of existing utility products and services, with the unbundled versions being offered on a tariffed basis;

    3. New products and services that are offered on a tariffed basis; and

    4. Products and services which are offered on a nontariffed basis and which meet the following conditions:

      a. The nontariffed product or service utilizes a portion of a utility asset or capacity;

      b. such asset or capacity has been acquired for the purpose of and is necessary and useful in providing tariffed utility services;

      c. the involved portion of such asset or capacity may be used to offer the product or service on a nontariffed basis without adversely affecting the cost, quality or reliability of tariffed utility products and services;

      d. the products and services can be marketed with minimal or no incremental capital, minimal or no new forms of liability or business risk being incurred by the utility, and minimal or no direct management control; and

      c. the utility offering is restricted to less than 1% of the number of customers in its customer base.

D. Conditions Precedent to Offering New Products and Services: This Rule does not represent an endorsement by the Commission of any particular nontariffed utility product or service. A utility may offer new nontariffed products and services only if the Commission has adopted and the utility has established:

    1. A mechanism or accounting standard for allocating costs to each new product or service to prevent cross-subsidization between services a utility would continue to provide on a tariffed basis and those it would provide on a nontariffed basis;

    2. A reasonable mechanism for treatment of benefits and revenues derived from offering such products and services, except that in the event the Commission has already approved a performance-based ratemaking mechanism for the utility and the utility seeks a different sharing mechanism, the utility should petition to modify the performance-based ratemaking decision if it wishes to alter the sharing mechanism, or clearly justify why this procedure is inappropriate, rather than doing so by application or other vehicle.

    3. Periodic reporting requirements regarding pertinent information related to nontariffed products and services; and

    4. Periodic auditing of the costs allocated to and the revenues derived from nontariffed products and services.

E. Requirement to File an Advice Letter: Prior to offering a new category of nontariffed products or services as set forth in Section VII C above, a utility shall file an advice letter in compliance with the following provisions of this paragraph.

    1. The advice letter shall:

       a. demonstrate compliance with these rules;

       b. address the amount of utility assets dedicated to the non-utility venture, in order to ensure that a given product or service does not threaten the provision of utility service, and show that the new product or service will not result in a degradation of cost, quality, or reliability of tariffed goods and services;

       c. demonstrate that the utility has not received recovery in the Transition Cost Proceeding, A.96-08-001, or other applicable Commission proceeding, for the portion of the utility asset dedicated to the non-utility venture; and

       d. address the potential impact of the new product or service on competition in the relevant market.

    2. In the absence of a protest alleging non-compliance with these Rules or any law, regulation, decision, or Commission policy, or allegations of harm, the utility may commence offering the product or service 30 days after submission of the advice letter.

    3. A protest of an advice letter filed in accordance with this paragraph shall include:

       a. An explanation of the specific Rules, or any law, regulation, decision, or Commission policy the utility will allegedly violate by offering the proposed product or service, with reasonable factual detail; or

       b. An explanation of the specific harm the protestant will allegedly suffer.

    4. If such a protest is filed, the utility may file a motion to dismiss the protest within 5 working days if it believes the protestant has failed to provide the minimum grounds for protest required above. The protestant has 5 working days to respond to the motion.

       1. The intention of the Commission is to make its best reasonable efforts to rule on such a motion to dismiss promptly. Absent a ruling granting a motion to dismiss, the utility shall begin offering that category of products and services only after Commission approval through the normal advice letter process.

F. Existing Offerings: Unless and until further Commission order to the contrary as a result of the advice letter filing or otherwise, a utility that is offering tariffed or nontariffed products and services, as of the effective date of this decision, may continue to offer such products and services, provided that the utility complies with the cost allocation and reporting requirements in this rule. No later than January 30, 1998, each utility shall submit an advice letter describing the existing products and services (both tariffed and nontariffed) currently being offered by the utility and the number of the Commission decision or advice letter approving this offering, if any, and requesting authorization or continuing authorization for the utility's continued provision of this product or service in compliance with the criteria set forth in Rule VII. This requirement applies to both existing products and services explicitly approved and not explicitly approved by the Commission.

G. Section 851 Application: A utility must continue to comply fully with the provisions of Public Utilities Code Section 851 when necessary or useful utility property is sold, leased, assigned, mortgaged, disposed of, or otherwise encumbered as part of a nontariffed product or service offering by the utility. If an application pursuant to Section 851 is submitted, the utility need not file a separate advice letter, but shall include in the application those items which would otherwise appear in the advice letter as required in this Rule.

H. Periodic Reporting of Nontariffed Products and Services: Any utility offering nontariffed products and services shall file periodic reports with the Commission's Energy Division twice annually for the first two years following the effective date of these Rules, then annually thereafter unless otherwise directed by the Commission. The utility shall serve periodic reports on the service list of this proceeding. The periodic reports shall contain the following information:

    1. A description of each existing or new category of nontariffed products and services and the authority under which it is offered;

    2. A description of the types and quantities of products and services contained within each category (so that, for example, "leases for agricultural nurseries at 15 sites" might be listed under the category "leases of land under utility transmission lines," although the utility would not be required to provide the details regarding each individual lease);

    3. The costs allocated to and revenues derived from each category; and

    4. Current information on the proportion of relevant utility assets used to offer each category of product and service.

I. Offering of Nontariffed Products and Services to Affiliates: Nontariffed products and services which are allowed by this Rule may be offered to utility affiliates only in compliance with all other provisions of these Affiliate Rules. Similarly, this Rule does not prohibit affiliate transactions which are otherwise allowed by all other provisions of these Affiliate Rules.



                                                                EXHIBIT 10.3





                        AMENDMENT TO EMPLOYMENT AGREEMENT


This Amendment, dated as of May 14, 1999, is to the Employment Agreement, dated as of August 21, 1996, by and between Northeast Utilities Service Company (the "Company") and Bruce D. Kenyon ("Executive"), as amended. Terms used but not defined in this Amendment shall have the meanings assigned to them in the Employment Agreement.

In consideration of Executive's continued employment by the Company, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by the parties, the Company and Executive agree as follows:

A. That the following sentence is added to the end of Section 1.5, Retirement and Benefit Coverages:

    Following Executive's death after commencement of the Special Retirement Benefit, that portion of his Special Retirement Benefit which was to consist of a life annuity of not more than fifteen years' duration will be continued to his surviving spouse, until the earlier of the end of the fifteen year period or her death, as a monthly payment equal to 60 percent of the monthly payment made to Executive for such life annuity.

B.  That the following sentence is added to the end of Section 5.5, Voluntary
    Termination:

    Notwithstanding the foregoing, if Executive voluntarily terminates the Employment Term following a "substantial change in responsibilities resulting from a material change in the business of Northeast Utilities" (as determined by the Chief Executive Officer of Northeast Utilities in consultation with the chairman of the Compensation Committee of the Board of Trustees of Northeast Utilities), and on the date of termination Executive has at least three years of service with the Company, then Executive will be deemed to have an additional year of service for all purposes of the Special Retirement Benefit.


IN WITNESS WHEREOF, the undersigned, intending to be legally bound, have executed this Amendment as of the date first above written.



NORTHEAST UTILITIES SERVICE COMPANY           EXECUTIVE


By      /s/ Cheryl W. Grise                   /s/ Bruce D. Kenyon
            Its Senior Vice President,            Bruce D. Kenyon
            Secretary and General Counsel