Form 10-Q
period 1999-09-30
NORTHEAST UTILITIES SYSTEM; CONNECTICUT LIGHT & POWER CO; WESTERN MASSACHUSETTS ELECTRIC CO; PUBLIC SERVICE CO OF NEW HAMPSHIRE; NORTH ATLANTIC ENERGY CORP /NH
filed 1999-11-15
CIK 72741, 23426, 106170, 315256, 880416

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1999

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

Company - Class of Stock                     Outstanding at October 31, 1999
Northeast Utilities
Common shares, $5.00 par value                     131,566,014 shares

The Connecticut Light and Power Company
Common stock, $10.00 par value                     12,222,930 shares

Public Service Company of New Hampshire
Common stock, $1.00 par value                      1,000 shares

Western Massachusetts Electric Company
Common stock, $25.00 par value                     1,072,471 shares

North Atlantic Energy Corporation
Common stock, $1.00 par value                      1,000 shares


                               GLOSSARY OF TERMS


The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report:


COMPANIES

NU                             Northeast Utilities
CL&P                           The Connecticut Light and Power Company
Charter Oak or COE             Charter Oak Energy, Inc.
WMECO                          Western Massachusetts Electric Company
HWP                            Holyoke Water Power Company
NUSCO or the Service Company   Northeast Utilities Service Company
NNECO                          Northeast Nuclear Energy Company
NAEC                           North Atlantic Energy Corporation
NAESCO or North Atlantic       North Atlantic Energy Service Corporation
PSNH                           Public Service Company of New Hampshire
RRR                            The Rocky River Realty Company
NUEI                           NU Enterprises, Inc.
NGC                            Northeast Generation Company
NGS                            Northeast Generation Services Company
Select Energy                  Select Energy, Inc.
Mode 1                         Mode 1 Communications, Inc.
NEON                           Northeast Optic Network, Inc.
HEC                            HEC, Inc.
Quinnehtuk                     The Quinnehtuk Company
NU system                      The Northeast Utilities system companies,
                               including NU and its wholly owned operating
                               subsidiaries:  CL&P, PSNH, WMECO and NAEC
CYAPC                          Connecticut Yankee Atomic Power Company
MYAPC                          Maine Yankee Atomic Power Company
VYNPC                          Vermont Yankee Nuclear Power Corporation
YAEC                           Yankee Atomic Electric Company
Yankee Companies               CYAPC, MYAPC, VYNPC and YAEC
Yankee                         Yankee Energy System, Inc.
Consolidated Edison            Consolidated Edison, Inc.
CMEEC                          Corporate Mutual Electric Energy Cooperative

GENERATING UNITS

Millstone 1                    Millstone Unit No. 1, a 660 MW nuclear unit
                               completed in 1970
Millstone 2                    Millstone Unit No. 2, an 870 MW nuclear
                               electric generating unit completed in 1975
Millstone 3                    Millstone Unit No. 3, a 1,154 MW nuclear
                               electric generating unit completed in 1986
Seabrook or Seabrook 1         Seabrook Unit No. 1, a 1,148 MW nuclear
                               electric generating unit completed in 1986;
                               Seabrook 1 went into service in 1990.

REGULATORS

DPUC                           Connecticut Department of Public Utility Control
DOE                            U.S. Department of Energy
DTE                            Massachusetts Department of Telecommunications
                               and Energy
EPA                            Environmental Protection Agency
FERC                           Federal Energy Regulatory Commission
NHPUC                          New Hampshire Public Utilities Commission
NRC                            Nuclear Regulatory Commission
SEC                            Securities and Exchange Commission

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

     Item 2.    Management's Discussion and
                Analysis of Financial Condition
                and Results of Operations

           For the following companies:

           Northeast Utilities and Subsidiaries

                Consolidated Balance Sheets - September 30, 1999
                and December 31, 1998                                        2

                Consolidated Statements of Income - Three
                Months and Nine Months Ended September 30,
                1999 and 1998 (Restated)                                     4

                Consolidated Statements of Cash Flows -
                Nine Months Ended September 30, 1999 and 1998
                (Restated)                                                   5

                Management's Discussion and Analysis of
                Financial Condition and Results of Operations                6

                Report of Independent Public Accountants                    17

           The Connecticut Light and Power Company and
           Subsidiaries

                Consolidated Balance Sheets - September 30, 1999
                and December 31, 1998                                       20

                Consolidated Statements of Income - Three
                Months and Nine Months Ended September 30,
                1999 and 1998                                               22

                Consolidated Statements of Cash Flows -
                Nine Months Ended September 30, 1999 and 1998               23

                Management's Discussion and Analysis of
                Financial Condition and Results of Operations               24

           Public Service Company of New Hampshire

                Balance Sheets - September 30, 1999
                and December 31, 1998                                       28

                Statements of Income - Three Months and Nine
                Months Ended September 30, 1999 and 1998                    30

                Statements of Cash Flows - Nine Months Ended
                September 30, 1999 and 1998                                 31

                Management's Discussion and Analysis of
                Financial Condition and Results of Operations               32

           Western Massachusetts Electric Company and Subsidiary

                Consolidated Balance Sheets - September 30, 1999
                and December 31, 1998                                       36

                Consolidated Statements of Income - Three
                Months and Nine Months Ended September 30,
                1999 and 1998                                               38

                Consolidated Statements of Cash Flows -
                Nine Months Ended September 30, 1999 and 1998               39

                Management's Discussion and Analysis of
                Financial Condition and Results of Operations               40

           North Atlantic Energy Corporation

                Balance Sheets - September 30, 1999
                and December 31, 1998                                       44

                Statements of Income - Three Months and Nine
                Months Ended September 30, 1999 and 1998                    46

                Statements of Cash Flows - Nine Months Ended
                September 30, 1999 and 1998                                 47

                Management's Discussion and Analysis of
                Financial Condition and Results of Operations               48

           Notes to Financial Statements (unaudited -
           all companies)                                                   50


Part II.   Other Information

           Item 1.   Legal Proceedings                                      61

           Item 5.   Other Information                                      62

           Item 6.   Exhibits and Reports on Form 8-K                       63

Signatures                                                                  65



                          PART I.  FINANCIAL INFORMATION

NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                            September 30,
                                                                1999        December 31,
                                                            (Unaudited)         1998
                                                           -------------   -------------
                                                               (Thousands of Dollars)
ASSETS
------

Utility Plant, at cost:
  Electric................................................ $  9,600,034    $  9,570,547
  Other...................................................      211,593         195,325
                                                           -------------   -------------
                                                              9,811,627       9,765,872
     Less: Accumulated provision for depreciation.........    6,428,197       4,224,416
                                                           -------------   -------------
                                                              3,383,430       5,541,456
  Unamortized PSNH acquisition costs......................      331,541         352,855
  Construction work in progress...........................      187,890         143,159
  Nuclear fuel, net.......................................      138,687         133,411
                                                           -------------   -------------
      Total net utility plant.............................    4,041,548       6,170,881
                                                           -------------   -------------
Other Property and Investments:
  Nuclear decommissioning trusts, at market...............      680,995         619,143
  Investments in regional nuclear generating
   companies, at equity...................................       88,625          85,791
  Other, at cost..........................................       97,674         151,857
                                                           -------------   -------------
                                                                867,294         856,791
                                                           -------------   -------------
Current Assets:
  Cash and cash equivalents...............................      335,418         136,155
  Investments in securitizable assets.....................       66,486         182,118
  Receivables, net........................................      332,285         237,207
  Unbilled revenues.......................................       71,476          42,145
  Fuel, materials, and supplies, at average cost..........      204,709         202,661
  Recoverable energy costs, net--current portion..........       68,147          67,181
  Prepayments and other...................................       98,161          68,087
                                                           -------------   -------------
                                                              1,176,682         935,554
                                                           -------------   -------------
Deferred Charges:
  Regulatory assets:
    Recoverable nuclear costs.............................    2,526,408         576,323
    Income taxes,net......................................      656,379         762,495
    Deferred costs--nuclear plants........................      131,102         187,132
    Unrecovered contractual obligations...................      357,002         407,926
    Recoverable energy costs, net.........................      270,306         279,232
    Other.................................................      101,022         115,841
  Unamortized debt expense................................       35,066          40,416
  Other ..................................................      102,137          54,790
                                                           ------------    ------------
                                                              4,179,422       2,424,155
                                                           ------------    ------------

Total Assets.............................................. $ 10,264,946    $ 10,387,381
                                                           ============    ============

See accompanying notes to consolidated financial statements.




NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                            September 30,
                                                                1999        December 31,
                                                            (Unaudited)         1998
                                                           -------------   -------------
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common shareholders' equity:
    Common shares, $5 par value--authorized
     225,000,000 shares; 137,237,564 shares issued and
     131,566,014 shares outstanding in 1999 and
     137,031,264 shares issued and 130,954,740 shares
     outstanding in 1998.................................. $    686,188    $    685,156
    Capital surplus, paid in..............................      940,405         940,661
    Deferred contribution plan--employee stock
      ownership plan......................................     (131,185)       (140,619)
    Retained earnings.....................................      597,505         560,769
    Accumulated other comprehensive income................        1,523           1,405
                                                           -------------   -------------
           Total common shareholders' equity..............    2,094,436       2,047,372
  Preferred stock not subject to mandatory redemption.....      136,200         136,200
  Preferred stock subject to mandatory redemption.........      137,289         167,539
  Long-term debt..........................................    2,946,588       3,282,138
                                                           -------------   -------------
           Total capitalization...........................    5,314,513       5,633,249
                                                           -------------   -------------
Minority Interest in Consolidated Subsidiaries............      100,000         100,000
                                                           -------------   -------------
Obligations Under Capital Leases..........................       71,268          88,423
                                                           -------------   -------------
Current Liabilities:
  Notes payable to banks..................................      251,100          30,000
  Long-term debt and preferred stock--current
   portion................................................      409,793         397,153
  Obligations under capital leases--current
   portion................................................      120,128         120,856
  Accounts payable........................................      335,391         338,612
  Accrued taxes...........................................      124,923          50,755
  Accrued interest........................................       61,495          51,044
  Other...................................................      140,984         139,367
                                                           -------------    ------------
                                                              1,443,814       1,127,787
                                                           -------------    ------------

Deferred Credits and Other Long-term Liabilities:
  Accumulated deferred income taxes.......................    1,766,797       1,848,694
  Accumulated deferred investment tax credits.............      135,758         143,369
  Decommissioning obligation--Millstone 1.................      692,000         692,000
  Deferred contractual obligations........................      368,948         418,760
  Other...................................................      371,848         335,099
                                                           -------------    ------------
                                                              3,335,351       3,437,922
                                                           -------------    ------------

Commitments and Contingencies (Note 3)

           Total Capitalization and Liabilities........... $ 10,264,946    $ 10,387,381
                                                           =============   =============

See accompanying notes to consolidated financial statements.



NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                    Three Months Ended           Nine Months Ended
                                                       September 30,               September 30,
                                                --------------------------- ---------------------------
                                                                   1998                        1998
                                                     1999       (Restated)       1999       (Restated)
                                                ------------- ------------- ------------- -------------
                                                    (Thousands of Dollars, except share information)

Operating Revenues............................. $  1,240,539  $    974,382  $  3,322,515  $  2,808,096
                                                ------------- ------------- ------------- -------------
Operating Expenses:
 Operation --
  Fuel, purchased and net interchange power....      592,802       374,295     1,461,289     1,118,557
  Other........................................      189,276       203,236       575,913       574,675
 Maintenance...................................       79,688        85,552       273,196       282,548
 Depreciation..................................       77,584        80,475       244,707       254,260
 Amortization of regulatory assets, net........       84,862        52,767       217,923       119,795
 Federal and state income taxes................       56,409        30,207       111,956        64,595
 Taxes other than income taxes.................       70,616        65,175       202,099       194,207
 Gain on sale of utility plant.................      (21,242)         -          (21,242)         -
                                                ------------- ------------- ------------- -------------
        Total operating expenses...............    1,129,995       891,707     3,065,841     2,608,637
                                                ------------- ------------- ------------- -------------
Operating Income...............................      110,544        82,675       256,674       199,459
                                                ------------- ------------- ------------- -------------
Other (Loss)/Income:
  Deferred nuclear plants return--other
    funds......................................        1,037         1,679         3,444         5,335
  Equity in earnings of regional nuclear
     generating and transmission companies.....        2,385         3,041         5,887        10,132
  Millstone 1--unrecoverable costs.............       (6,348)      (25,053)       (6,348)      (26,722)
  Other, net...................................      (21,590)       (7,927)      (25,896)       (1,396)
  Minority interest in income of subsidiary....       (2,325)       (2,325)       (6,975)       (6,975)
  Income taxes.................................       18,556        15,559        38,995        25,887
                                                ------------- ------------- ------------- -------------
        Other (loss)/income, net...............       (8,285)      (15,026)        9,107         6,261
                                                ------------- ------------- ------------- -------------
        Income before interest charges.........      102,259        67,649       265,781       205,720
                                                ------------- ------------- ------------- -------------
Interest Charges:
  Interest on long-term debt...................       62,743        66,303       195,568       205,776
  Other interest...............................        4,624         1,284         9,457         4,203
  Deferred nuclear plants return--borrowed
     funds.....................................       (1,990)       (3,011)       (6,679)       (9,789)
                                                ------------- ------------- ------------- -------------
        Interest charges, net..................       65,377        64,576       198,346       200,190
                                                ------------- ------------- ------------- -------------

        Income after interest charges..........       36,882         3,073        67,435         5,530

Preferred Dividends of Subsidiaries............        5,664         6,148        17,545        20,281
                                                ------------- ------------- ------------- -------------
Net Income (Loss).............................. $     31,218  $     (3,075) $     49,890  $    (14,751)
                                                ============= ============= ============= =============
Earnings (Loss) Per Common Share--Basic and
   Diluted..................................... $       0.24  $      (0.02) $       0.38  $      (0.11)
                                                ============= ============= ============= =============

Common Shares Outstanding (average)............  131,525,509   130,629,535   131,317,964   130,462,708
                                                ============= ============= ============= =============


See accompanying notes to consolidated financial statements.

NORTHEAST UTILITIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                             -----------------------
                                                                             1998
                                                                 1999     (Restated)
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Cash flows from operating activities:
  Income before preferred dividends of subsidiaries......... $   67,435  $    5,530
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................    244,707     254,260
    Deferred income taxes and investment tax credits, net...    (30,550)     39,244
    Deferred nuclear plants return..........................    (10,123)    (15,124)
    Amortization of nuclear plants return...................     64,800      28,792
    Amortization of demand-side-management costs, net.......     19,143      44,568
    Amortization of recoverable energy costs................      7,960      28,314
    Amortization of PSNH acquisition costs..................     21,314      42,326
    Amortization of regulatory asset - income taxes.........     50,461      37,601
    Amortization of cogeneration deferral...................      5,835      22,197
    Amortization of regulatory liability - PSNH.............    (10,953)    (24,645)
    Amortization of Millstone 1 investment..................     59,668       3,730
    Amortization of other regulatory assets.................     26,798       9,794
    Gain on sale of utility plant...........................    (21,242)          -
    Other sources of cash...................................    160,420     126,430
    Other uses of cash......................................    (87,653)    (13,405)
  Changes in working capital:
    Receivables and unbilled revenues, net..................   (194,409)    (49,918)
    Fuel, materials, and supplies...........................     (2,048)      3,416
    Accounts payable........................................     (3,221)   (146,049)
    Accrued taxes...........................................     74,168      13,431
    Sale of receivables.....................................     70,000      75,000
    Investment in securitizable assets......................    115,632     131,661
    Other working capital (excludes cash)...................    (18,006)    (48,527)
                                                             ----------- -----------
Net cash provided by operating activities...................    610,136     568,626
                                                             ----------- -----------
Cash flows from financing activities:
  Issuance of common shares.................................      2,962         402
  Issuance of long-term debt................................        200         275
  Net increase/(decrease) in short-term debt................    221,100     (10,000)
  Reacquisitions and retirements of long-term debt..........   (331,175)   (258,341)
  Reacquisitions and retirements of preferred stock.........    (30,250)    (48,678)
  Cash dividends on preferred stock.........................    (17,545)    (20,281)
                                                             ----------- -----------
Net cash used in financing activities.......................   (154,708)   (336,623)
                                                             ----------- -----------
Cash flows from investing activities:
  Investment in plant:
    Electric and other utility plant........................   (187,650)   (143,642)
    Nuclear fuel............................................    (38,349)    (17,832)
                                                             ----------- -----------
  Net cash used for investments in plant....................   (225,999)   (161,474)
  Investments in nuclear decommissioning trusts.............    (54,218)    (57,385)
  Investment in non-regulated assets........................    (24,002)          -
  Net proceeds from the sale of utility plant...............     48,385           -
  Other investment activities, net..........................       (331)      4,306
                                                             ----------- -----------
Net cash used in investing activities.......................   (256,165)   (214,553)

                                                             ----------- -----------
Net increase in cash and cash equivalents...................    199,263      17,450
Cash and cash equivalents - beginning of period.............    136,155     143,403
                                                             ----------- -----------
Cash and cash equivalents - end of period................... $  335,418  $  160,853
                                                             =========== ===========

See accompanying notes to consolidated financial statements.

NORTHEAST UTILITIES AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations


This discussion should be read in conjunction with the consolidated financial statements and footnotes in this Form 10-Q, the First and Second Quarter 1999 Form 10-Qs, the 1998 Form 10-K and current reports on Form 8-K dated September 14, 1999, October 13, 1999, and October 27, 1999.

FINANCIAL CONDITION

Overview

NU had earnings of $31.2 million, or 24 cents per share, in the third quarter of 1999, compared with a loss of $3.1 million, or 2 cents per share, in the third quarter of 1998.

For the first nine months of 1999, NU had earnings of $49.9 million, or 38 cents per share, compared with a loss of $14.8 million, or 11 cents per share, in the first nine months of 1998.

Third quarter 1999 results reflected a 27 percent increase in revenues. Operating revenues totaled $1.24 billion in the third quarter of 1999, compared to $974 million in the same period of 1998. The increase in operating revenues is attributed to consistently hot summer weather, an improving regional economy, and the growth of Select Energy, NU's competitive power marketing affiliate. Retail sales from NU's regulated subsidiaries were 6.2 percent higher in the third quarter of 1999 compared with the same period of 1998.

Non-fuel operation and maintenance (O&M) costs totaled approximately $269 million in the third quarter of 1999, compared with $289 million in the third quarter of 1998. Lower O&M costs are attributed to lower spending at Millstone Station in 1999, partially offset by higher storm costs.

Select Energy's revenues totaled $175.5 million in the third quarter of 1999, compared with $1.2 million in the same period of 1998. However, in part because of high purchased power costs, Select Energy recorded an after-tax loss of $15.2 million in the third quarter of 1999, compared with an after-tax loss of $3.0 million in the same quarter of 1998.

Third quarter results included a pre-tax write-off of $11 million of CL&P's share of capital expenditures at Millstone Station resulting from an October 1, 1999 industry restructuring order approved by Connecticut regulators. Results in the third quarter of 1998 included a pre-tax write-off of $25 million for NU's subsidiaries' investment in the retired Millstone 1 nuclear plant.

The improvement in the first nine months of 1999 results were primarily due to higher retail sales from NU's regulated subsidiaries, and the return to service of the two Millstone units. The recovery of Millstone Station has significantly lowered replacement power costs and certain O&M expenses.

A combination of strong economic growth, improved nuclear performance and the NU system's ability to hold down costs is contributing to the continued financial recovery of NU.

Consolidated Edison Merger

On October 13, 1999, NU and Consolidated Edison announced that they have agreed to a merger to combine the two companies. The transaction has a value of approximately $7.5 billion, including NU's debt, capitalized leases, and preferred securities. Under the agreement, Consolidated Edison will acquire all of the common stock of NU for $25 per share in a combination of cash and Consolidated Edison common stock. NU shareholders will have the right to elect cash or stock subject to pro ration if the elections exceed 50 percent in either cash or stock. NU shareholders who elect to receive stock will receive the number of shares of Consolidated Edison stock based on the average trading prices, determined pursuant to a formula, prior to the closing, but so long as such average trading prices are between $36 and $46, the total value of Consolidated Edison common stock received by the NU shareholders will be $25. NU shareholders also have the right to receive an additional $1 per share in value if definitive agreements to sell its interests (other than that now held by its New Hampshire subsidiary) in the Millstone 2 and Millstone 3 nuclear units are entered into and recommended by the Utility Operations and Management Unit of the DPUC on or prior to the later of December 31, 2000 or the closing of the merger. Further, the value of the amount of cash or stock to be received by NU shareholders will increase by $0.0034 per share per day for each day that the transaction does not close after August 5, 2000. The merger is conditioned upon the approval of the shareholders of both companies and several regulatory agencies, including the FERC, the SEC, and the NRC and the completion of state regulatory proceedings. The companies anticipate that these regulatory proceedings can be completed within 12 to 18 months from the date of the announcement.

Upon completion of the merger, NU will become a wholly owned subsidiary of Consolidated Edison. NU's operating companies will retain their names and their headquarters will continue to be located in their respective service territories. The combined company will be the nation's largest electric distribution utility with over 5 million electric as well as 1.4 million gas customers serving a diverse mix of urban and suburban communities with a population of more than 13 million. The combined company will have revenues on a pro forma basis of approximately $11 billion and a total enterprise value of $19 billion.

Yankee Merger

On October 12, 1999, the Board of Directors of Yankee announced that the proposed merger with NU had been approved by Yankee shareholders. The merger requires regulatory approvals which are expected to be completed by early to mid-year 2000. Under terms of the agreement, Yankee will retain its corporate name and will become a wholly owned subsidiary of NU. Yankee is the parent of Yankee Gas Services Company, Connecticut's largest natural gas distribution company. Management does not expect the merger agreement between NU and Consolidated Edison to impact NU and Yankee moving forward with their planned merger.

Liquidity and Capital Resources

Net cash provided by operating activities totaled approximately $610 million for the first nine months of 1999, up from $569 million for the first nine months of 1998. Approximately $256 million of net cash flow was used for investment activities in 1999, compared with $215 million in 1998. Investment activities for the first nine months of 1999 included construction expenditures, nuclear fuel purchases for the Millstone 3 and Seabrook refueling outages, an investment by Select Energy to acquire certain assets of Aurora Natural Gas LLC and investments in nuclear decommissioning trusts, partially offset by the net proceeds from the sale of WMECO's fossil and hydroelectric generation assets. In the first nine months of 1999, $221 million of short-term debt was issued to pay bond maturities, long-term debt and preferred stock sinking funds that totaled $361 million. In the first nine months of 1998, debt and preferred stock were reduced by $317 million.

On September 14, 1999, the Board of Trustees approved the payment of NU's first common stock dividend since March 1997. NU will pay a dividend of 10 cents per share on December 30, 1999, to shareholders of record as of the close of business December 1, 1999.

NU expects to repurchase approximately $215 million of its outstanding shares over the next year in connection with its merger with Yankee.

CL&P and WMECO's $313.75 million revolving credit line will expire on November 21, 1999. As of September 30, 1999, CL&P and WMECO had $160 million and $78 million, respectively, outstanding under that line. On October 25, 1999, CL&P reduced the amount outstanding under the line by $40 million. CL&P and WMECO plan to replace the existing credit line with a new 364-day revolving credit facility. In addition, NU's existing $25 million revolving credit facility which also expires in November 1999, will be replaced with a separate 364-day revolving credit facility. As of September 30, 1999, NU had $10 million outstanding under the current facility.

CL&P has arranged financing through the sale of its accounts receivable. CL&P can finance up to $200 million through this facility. As of September 30, 1999, CL&P had financed $195 million through its accounts receivable facility. On October 25, 1999, CL&P reduced the amount financed through the accounts receivables facility by $25 million.

NU has provided credit assurance in the form of guarantees of a letter of credit, performance guarantees and other assurances for the financial and performance obligations of certain of its unregulated subsidiaries. As of September 30, 1999, $198 million of credit assurances had been issued.

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

Millstone 2 achieved a capacity factor of 89 percent through September 30, 1999 since returning to service on May 11, 1999.

Millstone 3 had continued strong performance during the third quarter and achieved a capacity factor of 97 percent through September 30, 1999 since returning to service on June 29, 1999, after a 60-day refueling and maintenance outage.

The NU system owns 40.04 percent of the Seabrook nuclear station. Seabrook had continued strong performance during the third quarter and achieved a capacity factor of 97 percent through September 30, 1999 since returning to service on May 13, 1999, after a 48-day refueling and maintenance outage.

On September 15, 1999, NU announced that the Millstone Station nuclear power plant assets of its subsidiaries, CL&P and WMECO, will be put up for auction as soon as practical. NU also announced that none of its subsidiaries will be bidding in the auction.

The auction will include CL&P's and WMECO's share of Millstone 2 and 3. In addition, if the pending settlement between NU, PSNH and the state of New Hampshire is approved, it is expected that PSNH's share of Millstone 3 will also be included. NU also proposed that Millstone 1, currently being decommissioned, be included in the auction.

The 35.98 percent share of the Seabrook nuclear station in New Hampshire owned by NU's subsidiary, NAEC, may also be put up for public auction, however, no date is set at this time due to the ongoing settlement hearings. NU anticipates that CL&P's 4.06 percent share of Seabrook will also be sold in the Seabrook auction.

In November 1999, CL&P and WMECO agreed to sell entitlements to their shares of the output of Millstone 2 and 3 and Seabrook to Select Energy and several unaffiliated companies. Select Energy and the other companies were the winning bidders in a request for proposal that was issued earlier this year. Bids were solicited for capacity and energy prices for a minimum term of one year and a maximum term of two years, ending December 31, 2001. The revenues that result from these contracts are expected to recover CL&P's and WMECO's share of the nuclear operating costs including a return of and on the remaining nuclear plant balances.

The non-NU joint owners of Millstone 3 filed demands for arbitration with CL&P and WMECO as well as lawsuits in Massachusetts Superior Court against NU and its current and former trustees related to the companies' operation of Millstone 3. On October 27, 1999, NU and its subsidiaries, CL&P and WMECO, agreed in principle to settle with two of the joint owners, who own approximately 51 percent of the non-NU percentage of Millstone 3.

The settlement provides for the payment to the claimants of approximately $31.5 million and contingent payments dependent upon future events and circumstances which NU cannot currently predict. As of September 30, 1999, no amounts have been recorded as an obligation. The impact of this settlement will be recognized for financial reporting purposes in the fourth quarter. Arbitration and litigation claims, totaling approximately $150 million, remain outstanding for the non-NU joint owners who have not agreed to settle.

The NU system owns 16 percent of the Vermont Yankee Nuclear Power Corporation (VYNPC), which owns a 540 MW nuclear unit. On October 15, 1999, VYNPC agreed to sell the unit for $22.0 million to AmerGen Energy Company LLC (AmerGen). AmerGen, among other commitments, agreed to assume the decommissioning cost of the unit after it is taken out of service, and the VYNPC owners have agreed to fund the uncollected decommissioning cost to a negotiated amount at the time of the closing of the sale (Topoff Amount). VYNPC's owners have also agreed either to enter into a new purchased power agreement with AmerGen or to buy out such future power payment obligations by making a fixed payment to AmerGen (Buyout Amount). CL&P, WMECO, and PSNH have elected the buyout option, and their respective shares of the Topoff Amount and the Buyout Amount, assuming a July 1, 2000 closing, net of their respective shares of the sales price of the unit, are approximately $22.0 million, $5.8 million and $9.3 million, respectively. The owners' obligations to close and pay such amounts are conditioned upon their receipt of satisfactory regulatory approval of the transaction, including provision for adequate recovery of these payments.

Restructuring

Connecticut

On October 1, 1999, the DPUC issued a final decision on CL&P's standard offer filing (Standard Offer Decision). Standard offer service will be available from January 1, 2000, to December 31, 2003, to customers who do not choose a competitive electric supplier. CL&P's overall rates will reflect a 10 percent reduction from the December 31, 1996, rate, as mandated by the state restructuring act. CL&P's rates have been unbundled into seven components in order to allow customers to purchase energy from competitive suppliers beginning on January 1, 2000. Five of the seven components of the new rate have been fixed: the transmission rate, distribution rate, systems benefits charge, energy conservation charge and renewable energy charge. Rates for the generation service charge (GSC) and the competitive transition assessment
(CTA) were filed as part of a compliance filing in November. Determination of these rates is important as a higher GSC rate negatively impacts the CTA rate and the period over which CL&P's regulatory assets and stranded costs are recovered.

The DPUC identified $470 million of non-nuclear stranded costs that would be eligible for securitization, if customer benefits can be shown in a separate proceeding expected to begin this fall. The DPUC approved the recovery of most of the capital costs associated with CL&P's nuclear investment. The Standard Offer Decision did not allow CL&P to recover $11 million of its share of capital expenditures at the Millstone Station.

On November 3, 1999, CL&P announced winners for the standard offer supply
contracts.   Fifty percent of the total standard offer load will be supplied by unaffiliated companies, with Select Energy supplying the remaining 50 percent. The price to be paid to Select Energy will be based on the weighted-average price determined in the competitive solicitation. The four-year power contracts are valued at approximately $4 billion.

On October 22, 1999, CL&P submitted a compliance filing with the DPUC which contained revised schedules to reflect the DPUC orders contained in the October 1, 1999 decision. In addition, on November 5, 1999, CL&P filed a compliance filing which set the GSC and the CTA components of rates based on the winning bids for standard offer service. A decision is expected in December 1999.

New Hampshire

On August 2, 1999, NU, PSNH and the state of New Hampshire signed an "Agreement to Settle PSNH Restructuring" (the Agreement). Under the Agreement, PSNH expects to recover approximately $1.5 billion of stranded costs. The Agreement calls for PSNH to write off about $367 million (pre-tax) of its stranded costs (about $225 million after-tax). The Agreement is awaiting approval from the NHPUC. The NHPUC bifurcated the proceeding regarding the Agreement into two phases. The first phase allowed for the proponents of the Agreement to provide sufficient record for the NHPUC to compare the Agreement to a range of reasonable outcomes in the other associated dockets. On November 8, 1999, at a weekly NHPUC meeting, the Chairman stated that the Commission has decided to move ahead with Phase II of the settlement hearings because the parties to the Agreement have met their burden of proof that there is sufficient evidence that the Agreement may be later found to be in the public interest and in conformance with applicable New Hampshire law and statute. Testimony and discovery for Phase II is scheduled for November and December 1999 with hearings in January 2000.

On September 30, 1999, PSNH announced that it reached an agreement with the New Hampshire Electric Cooperative (NHEC), the state's second largest utility. The agreement resolves all outstanding issues between PSNH and NHEC, its largest wholesale electric customer. The agreement will terminate the current power supply contract between the two companies, which has been the focus of regulatory disputes. As part of the agreement, PSNH will open its transmission and distribution facilities to NHEC, providing the opportunity for NHEC members to purchase power from a competitive energy supplier. NHEC will pay PSNH a one-time payment of $18 million as a contract termination payment which will be used to reduce PSNH's stranded costs. The parties' goal is to implement the agreement on January 1, 2000. The agreement will require federal and state regulatory review and approval, but is not contingent on approval of the Agreement between PSNH and the state of New Hampshire.

Massachusetts

On September 17, 1999, the DTE issued WMECO's restructuring order, resolving issues that had been pending since the filing of WMECO's proposed restructuring plan in December 1997.

The order permits WMECO to recover, as a stranded cost: its non-nuclear generation-related asset balances; nuclear generation-related assets; and its nuclear decommissioning costs. The DTE also approved WMECO's requested 11 percent return on equity on its transition costs. In addition, the DTE approved the proposed sale of WMECO's Millstone assets with the Millstone assets of its affiliate, CL&P.

The DTE disallowed any recovery of an equity return on the balance of WMECO's Millstone 1 net book value. The DTE also determined that WMECO should earn no equity return on its share of its Millstone 3 nuclear unit from the date of retail access (March 1, 1998) until the date it returned to service from its extended outage (July 15, 1998), and earn no equity return on its share of its Millstone 2 nuclear unit from the date of retail access until the date it returned to service (May 19, 1999).

The DTE also found that all nuclear capital additions after 1991 must be reviewed for prudence before these costs can be certified as a stranded cost and securitized. The post-1991 capital additions will be adjudicated by the DTE in the second phase of the restructuring proceeding. Further, the DTE has directed the parties to initiate discussions to reach a settlement on this issue, and WMECO must issue a report to the DTE by December 1, 1999 on the progress of such discussions.

The DTE allowed the recovery of above-market purchased power contract costs, and allowed the full recovery of the difference between the historical standard offer rate (2.8 cents/kWh in 1998 and 3.1 cents/kWh in 1999) and the cost to provide standard offer service to customers. On a going forward basis, however, WMECO is directed to obtain standard offer service through a competitive solicitation and charge customers for the cost of this service.
Due to the legislatively mandated rate cap, charging standard offer service at the market rate may require adjusting downward the transition charge and/or establishing a deferral of certain costs.

As required by the DTE, WMECO submitted a compliance filing on October 18, 1999. It is expected that several items will be resolved through the compliance filing process. The DTE order on the compliance filing is expected in December 1999.

A Standard Offer Request for Proposal (RFP) was issued on November 1, 1999, to potential suppliers to supply standard offer service to customers who do not choose a competitive electric supplier. A neutral third party will be mutually agreed upon by WMECO, the Division of Energy Resources and the Attorney General to evaluate the bids that are received. The standard offer supply contracts are expected to be in place by January 1, 2000.

On September 1, 1999, new rates went into effect for WMECO, reflecting the further decrease mandated by the Massachusetts Restructuring Act. Rates are now at a level 15 percent below those in effect in August 1997, adjusted for inflation.

Unregulated Energy Services

For the first nine months of 1999, Select Energy's revenues totaled $389 million, compared with $2 million in the same period of 1998. However, Select Energy's purchased power, capacity and other operating expenses totaled $421.1 million in 1999, resulting in an after-tax loss of $32.1 million in the first nine months of 1999, compared with an after-tax loss of $7.8 million in the same period of 1998.

Select Energy is in the process of obtaining regulatory approval to provide retail electric supply in the newly-deregulated 11-state region from Maine to Maryland as part of NU's strategic vision to become one of the leading energy companies in the Northeast. Select Energy has recently received approval from Delaware, New Jersey and Maine, and was the first energy supplier to apply for a license to sell electricity in Connecticut commencing January 1, 2000.
Select Energy also has a license to sell electricity in Pennsylvania, New York, Massachusetts, Rhode Island and New Hampshire.

Year 2000 Issue

Through letters to the NRC and the North American Electric Reliability Council, the NU system announced on June 30, 1999, that its mission-critical systems were Year 2000 ready. Mission-critical refers to those systems related to safety, keeping the lights on, meeting regulatory requirements and those with significant financial impact. The NU system is ready based on approved testing programs and assessments by qualified, trained individuals from, within and outside the company.

The projected total cost of the Year 2000 Program is currently estimated at approximately $23 million. The total estimated remaining cost is approximately $4 million, which is being funded through operating cash flows. Since 1996, the NU system has incurred and expensed approximately $19 million related to Year 2000 readiness efforts. Total expenditures related to the Year 2000 are not expected to have a material effect on the operations or financial condition of the NU system.

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

CL&P has acquired fuel-price risk-management instruments to hedge risks associated with fuel prices created by its long-term, fixed-price electricity contracts with wholesale customers. At September 30, 1999, CL&P had outstanding agreements with a total notional value of approximately $344 million and a net positive mark-to-market position of approximately $11.5 million.

NAEC has entered into swap and derivative transactions related to its $200 million variable rate note. These transactions include interest rate swaps and an interest rate collar, which effectively set the weighted average interest rate range of that note between a floor of 6.812 percent and a cap of 7.073 percent. As of September 30, 1999, NAEC had outstanding agreements with a total notional value of $200 million and a negative mark-to-market position of approximately $.2 million.

There have been no material changes in the reported market risks for either CL&P or NAEC since the 1998 Form 10-K.


RESULTS OF OPERATIONS

                                          Income Statement Variances
                                              Increase/(Decrease)
                                              Millions of Dollars

                                     Third               Nine
                                    Quarter   Percent   Months   Percent

Operating revenues                   $266       27%      $514      18%

Fuel, purchased and net
  interchange power                   219       58        343      31
Other operation                       (14)      (7)         1       -
Maintenance                            (6)      (7)        (9)     (3)
Amortization of
  regulatory assets, net               32       61         98      82
Federal and state income taxes         23       (a)        34      88
Gain on sale of utility plant         (21)       -        (21)      -
Equity in earnings of regional
  nuclear generating and
  transmission companies               (1)     (22)        (4)    (42)
Millstone 1 -
  unrecoverable costs                  19       75         20      76
Other income, net                     (14)      (a)       (25)     (a)

Net income/(loss)                      34       (a)        65      (a)

(a) Percent greater than 100

Comparison of the Third Quarter of 1999 to the Third Quarter of 1998

Total operating revenues increased by $266 million in the third quarter of 1999 as compared to the same period of 1998, primarily due to higher revenues for Select Energy ($175 million), higher regulated wholesale energy sales ($48 million), higher regulated retail sales and higher transmission revenues ($8 million). Regulated retail kilowatt-hour sales increased by 6.2 percent and contributed an additional $35 million to revenues.

Fuel, purchased and net interchange power expense increased in 1999, primarily due to higher purchased energy and capacity costs for Select Energy ($173 million) and higher purchased power for the regulated subsidiaries to meet the high sales demand, partially offset by lower replacement power costs due to the return to service of Millstone 2 ($59 million).

Other O&M expense decreased in 1999, primarily due to lower spending at the Millstone units ($34 million), partially offset by higher transmission expense ($7 million), higher storm costs ($6 million) and higher fossil maintenance ($4 million).

Amortization of regulatory assets, net increased in 1999, primarily due to the amortization of CL&P's Millstone 1 remaining investment and the amortization of WMECO's regulatory assets in conjunction with the gain on the sale of WMECO's fossil and hydroelectric generation assets.

Federal and state income taxes increased during the third quarter of 1999, primarily due to higher book taxable income.

WMECO had a third quarter 1999 gain on the sale of utility plant due to the sale of its fossil and hydroelectric generation assets to Consolidated Edison Energy, Massachusetts, Inc. The gain, net of income tax expense, was offset by amortization of regulatory assets.

Equity in earnings of regional nuclear generating and transmission companies decreased in the third quarter of 1999, primarily due to lower earnings from CY.

Other income increased as a result of a decrease in Millstone 1 - unrecoverable costs in 1999 primarily due to the 1998 write-off of the Millstone 1 entitlement formerly held by CMEEC, partially offset by the write-off of WMECO's unrecoverable investment as a result of its restructuring order.

Other income, net decreased in 1999, primarily due to the write-off of capital projects as a result of CL&P's Standard Offer Decision.

Comparison of the First Nine Months of 1999 to the First Nine Months of 1998

Total operating revenues increased by $514 million in 1999, primarily due to higher revenues for Select Energy ($387 million), higher regulated wholesale energy sales ($85 million), higher retail sales and higher transmission revenues ($12 million), partially offset by lower revenues from regulatory decisions. Retail kilowatt-hour sales increased by 5.3 percent and contributed an additional $87 million to revenues. Regulatory decisions decreased revenues by $64 million, primarily due to the retail rate decreases for CL&P and WMECO and the impact of Millstone 2 being removed from CL&P'S rates.

Fuel, purchased and net interchange power expense increased in 1999, primarily due to higher purchased energy and capacity costs for Select Energy ($393 million) and higher purchased power for the regulated subsidiaries to meet the high sales demand, partially offset by lower replacement power costs due to the return to service of Millstone 2 and 3 ($180 million).

Other O&M expense decreased in 1999, primarily due to lower spending at the Millstone units ($92 million), partially offset by the recognition of the environmental insurance proceeds in 1998 ($27 million), higher transmission and power exchange expenses ($21 million), higher spending at Seabrook as a result of the refueling outage ($11 million), higher storm costs ($10 million), and higher fossil maintenance costs ($10 million).

Amortization of regulatory assets, net increased in 1999, primarily due to the amortization of CL&P's Millstone 1 remaining investment, the amortization of WMECO's regulatory assets with the gain on the sale of its fossil and hydroelectric generation assets and higher amortization of the Seabrook deferred return.

Federal and state income taxes increased in 1999, primarily due to higher book taxable income.

WMECO had a third quarter 1999 gain on the sale of utility plant due to the sale of its fossil and hydroelectric generation assets. The gain, net of income tax expense, was offset by amortization of regulatory assets.

Equity in earnings of regional nuclear generating and transmission companies decreased in 1999, primarily due to lower earnings from CY.

Other income increased as a result of a decrease in Millstone 1 - unrecoverable costs in 1999 primarily due to the 1998 write-off of the Millstone 1 entitlement formerly held by CMEEC, partially offset by the write-off of WMECO's unrecoverable investment as a result of its restructuring order.

Other income, net decreased in 1999, primarily due to the recognition of the proceeds from the shareholder derivative suit in 1998 and the write-off of capital projects in 1999 as a result of the CL&P Standard Offer Decision.


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Northeast Utilities:

We have reviewed the accompanying consolidated balance sheet of Northeast Utilities (a Massachusetts trust) and subsidiaries as of September 30, 1999, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1999 and the restated three-month and nine-month periods ended September 30, 1998 (see Note 1), and the consolidated statements of cash flows for the nine-month periods ended September 30, 1999 and restated September 30, 1998 (see Note 1). These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Northeast Utilities as of December 31, 1998 and the related consolidated statements of income, comprehensive income, stockholder's equity and cash flows for the year then ended (not presented separately herein), in our report dated February 23, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998 is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                        /s/ Arthur Andersen LLP
                                            Arthur Andersen LLP
Hartford, Connecticut
November 10, 1999





                                   PART I.  FINANCIAL INFORMATION

THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                             September 30,
                                                                 1999       December 31,
                                                             (Unaudited)        1998
                                                            -------------  -------------
                                                                (Thousands of Dollars)
ASSETS
------
Utility Plant, at original cost:
  Electric................................................  $  6,250,344   $  6,173,871

     Less: Accumulated provision for depreciation.........     4,592,753      2,758,012
                                                            -------------  -------------
                                                               1,657,591      3,415,859
  Construction work in progress...........................       105,222         83,477
  Nuclear fuel, net.......................................        92,417         87,867
                                                            -------------  -------------
      Total net utility plant.............................     1,855,230      3,587,203
                                                            -------------  -------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............       494,621        452,755
  Investments in regional nuclear generating
   companies, at equity...................................        58,850         56,999
  Other, at cost..........................................        37,883         93,864
                                                            -------------  -------------
                                                                 591,354        603,618
                                                            -------------  -------------
Current Assets:
  Cash....................................................        45,827            434
  Investment in securitizable assets......................        21,123        160,253
  Notes receivable from affiliated companies..............        70,800          6,600
  Receivables, net........................................        17,369         22,186
  Accounts receivable from affiliated companies...........       104,332          1,721
  Taxes receivable........................................          -            26,478
  Fuel, materials, and supplies, at average cost..........        81,834         71,982
  Prepayments and other...................................       160,250        121,514
                                                            -------------  -------------
                                                                 501,535        411,168
                                                            -------------  -------------
Deferred Charges:
  Regulatory assets:
    Recoverable nuclear costs.............................     2,079,400        442,669
    Income taxes,net......................................       432,136        538,521
    Unrecovered contractual obligations...................       232,963        266,992
    Recoverable energy costs, net.........................       122,250        102,124
    Other.................................................        36,934         65,532
  Unamortized debt expense................................        18,023         19,603
  Other...................................................        18,438         12,768
                                                            -------------  -------------
                                                               2,940,144      1,448,209
                                                            -------------  -------------



      Total Assets........................................  $  5,888,263   $  6,050,198
                                                            =============  =============


See accompanying notes to consolidated financial statements.






THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                             September 30,
                                                                 1999       December 31,
                                                             (Unaudited)        1998
                                                            -------------  -------------
                                                                (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization:
  Common stock--$10 par value. Authorized
   24,500,000 shares; outstanding 12,222,930
   shares.................................................  $    122,229   $    122,229
  Capital surplus, paid in................................       665,356        664,156
  Retained earnings.......................................       159,435        210,108
  Accumulated other comprehensive income..................           415            378
                                                            -------------  -------------
           Total common stockholder's equity..............       947,435        996,871
  Preferred stock not subject to mandatory
   redemption.............................................       116,200        116,200
  Preferred stock subject to mandatory redemption.........        95,789         99,539
  Long-term debt..........................................     1,600,763      1,793,952
                                                            -------------  -------------
           Total capitalization...........................     2,760,187      3,006,562
                                                            -------------  -------------
Minority Interest in Consolidated Subsidiary..............       100,000        100,000
                                                            -------------  -------------
Obligations Under Capital Leases..........................        58,017         68,444
                                                            -------------  -------------
Current Liabilities:
  Notes payable to banks..................................       160,000         10,000
  Long-term debt and preferred stock--current
   portion................................................       219,755        233,755
  Obligations under capital leases--current
   portion................................................        94,795         94,440
  Accounts payable........................................        96,681        121,040
  Accounts payable to affiliated companies................        50,051         32,758
  Accrued taxes...........................................        59,865         19,396
  Accrued interest........................................        31,451         31,409
  Other...................................................        27,083         34,872
                                                            -------------  -------------
                                                                 739,681        577,670
                                                            -------------  -------------
Deferred Credits and Other Long-term Liabilities:
  Accumulated deferred income taxes.......................     1,129,413      1,194,722
  Accumulated deferred investment tax credits.............       108,838        114,457
  Decommissioning obligation--Millstone 1.................       560,500        560,500
  Deferred contractual obligations........................       244,908        277,826
  Other...................................................       186,719        150,017
                                                            -------------  -------------
                                                               2,230,378      2,297,522
                                                            -------------  -------------

Commitments and Contingencies (Note 3)


           Total Capitalization and Liabilities...........  $  5,888,263   $  6,050,198
                                                            =============  =============


See accompanying notes to consolidated financial statements.




THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                     Three Months Ended     Nine Months Ended
                                                        September 30,         September 30,
                                                    ------------------- -----------------------
                                                       1999      1998       1999        1998
                                                    --------- --------- ----------- -----------
                                                              (Thousands of Dollars)

Operating Revenues................................. $667,349  $628,148  $1,839,415  $1,798,333
                                                    --------- --------- ----------- -----------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power.....  268,603   277,407     743,859     833,235
     Other.........................................  121,024   130,372     357,515     378,943
  Maintenance......................................   47,660    60,217     170,467     189,708
  Depreciation.....................................   53,191    52,313     161,501     167,886
  Amortization of regulatory assets, net...........   41,342    25,537     114,309      62,547
  Federal and state income taxes...................   36,418     8,868      61,175     (11,991)
  Taxes other than income taxes....................   47,142    43,489     133,838     130,733
                                                    --------- --------- ----------- -----------
        Total operating expenses...................  615,380   598,203   1,742,664   1,751,061
                                                    --------- --------- ----------- -----------
Operating Income...................................   51,969    29,945      96,751      47,272
                                                    --------- --------- ----------- -----------

Other Loss:
  Equity in earnings of regional nuclear
    generating companies...........................    1,108     1,453       2,628       5,165
  Millstone 1--unrecoverable costs.................     -      (25,053)       -        (26,722)
  Other, net.......................................  (16,532)   (3,668)    (19,904)    (15,775)
  Minority interest in income of subsidiary........   (2,325)   (2,325)     (6,975)     (6,975)
  Income taxes.....................................    9,272    11,799      21,163      20,682
                                                    --------- --------- ----------- -----------
        Other loss, net............................   (8,477)  (17,794)     (3,088)    (23,625)
                                                    --------- --------- ----------- -----------
        Income before interest charges.............   43,492    12,151      93,663      23,647
                                                    --------- --------- ----------- -----------

Interest Charges:
  Interest on long-term debt.......................   31,022    32,047      96,317      98,792
  Other interest...................................    2,597       509       7,993       2,600
                                                    --------- --------- ----------- -----------
        Interest charges, net......................   33,619    32,556     104,310     101,392
                                                    --------- --------- ----------- -----------

Net Income (Loss).................................. $  9,873  $(20,405) $  (10,647) $  (77,745)
                                                    ========= ========= =========== ===========





See accompanying notes to consolidated financial statements.





THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                -----------------------
                                                                    1999        1998
                                                                ----------- -----------
                                                                 (Thousands of Dollars)
Cash flows from operating activities:
  Net Loss .................................................... $  (10,647) $  (77,745)
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation...............................................    161,501     167,886
    Deferred income taxes and investment tax credits, net......    (25,041)    (30,014)
    Amortization of deferred demand-side-management costs, net.      19,143      44,568
    (Deferral)/amortization of recoverable energy costs........    (20,126)     41,412
    Amortization of cogeneration deferral......................      5,835      22,197
    Amortization of regulatory asset - income taxes............     52,209      33,512
    Amortization of Millstone 1 investment.....................     53,850           -
    Amortization of other regulatory asset.....................      2,415       6,838
    Allocation of ESOP benefits................................    (30,351)          -
    Other sources of cash......................................    128,135      70,191
    Other uses of cash.........................................    (21,386)     (3,218)
  Changes in working capital:
    Receivables and unbilled revenues..........................   (167,794)    (62,989)
    Fuel, materials, and supplies..............................     (9,852)      3,304
    Accounts payable...........................................     (7,066)   (103,967)
    Accrued taxes..............................................     40,469     (10,719)
    Sale of receivables........................................     70,000      75,000
    Investment in securitizable assets.........................    139,130     123,884
    Other working capital (excludes cash)......................    (20,005)     20,976
                                                                ----------- -----------
Net cash provided by operating activities......................    360,419     321,116
                                                                ----------- -----------

Cash flows from financing activities:
  Net increase/(decrease) in short-term debt...................    150,000     (86,300)
  Reacquisitions and retirements of long-term debt.............   (214,010)    (45,006)
  Reacquisitions and retirements of preferred stock............     (3,750)    (22,178)
  Cash dividends on preferred stock............................     (9,675)    (10,724)
                                                                ----------- -----------
Net cash used in financing activities..........................    (77,435)   (164,208)
                                                                ----------- -----------

Cash flows from investing activities:
  Investment in plant:
    Electric utility plant.....................................   (112,489)    (88,590)
    Nuclear fuel...............................................    (24,004)     (3,572)
                                                                ----------- -----------
  Net cash used for investments in plant.......................   (136,493)    (92,162)
  Investment in NU System Money Pool...........................    (64,200)    (41,250)
  Investments in nuclear decommissioning trusts................    (39,348)    (41,257)
  Other investment activities, net.............................      2,450      (2,334)
  Capital contributions........................................          -      20,000
                                                                ----------- -----------
Net cash used in investing activities..........................   (237,591)   (157,003)
                                                                ----------- -----------
Net increase/(decrease) in cash................................     45,393         (95)
Cash - beginning of period.....................................        434         459
                                                                ----------- -----------
Cash - end of period........................................... $   45,827  $      364
                                                                =========== ===========

See accompanying notes to consolidated financial statements.



                     THE CONNECTICUT LIGHT AND POWER COMPANY

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


CL&P (the company) is a wholly owned subsidiary of NU. This discussion should be read in conjunction with NU's MD&A, consolidated financial statements and footnotes in this Form 10-Q, the First and Second Quarter 1999 Form 10-Qs, the 1998 Form 10-K and current reports on Form 8-K dated September 14, 1999 and October 27, 1999.


RESULTS OF OPERATIONS

                                        Income Statement Variances
                                            Increase/(Decrease)
                                            Millions of Dollars

                                      Third               Nine
                                     Quarter   Percent   Months   Percent

Operating revenues                    $ 39        6%      $ 41       2%

Fuel, purchased and net
  interchange power                     (9)      (3)       (89)    (11)
Other operation                         (9)      (7)       (21)     (6)
Maintenance                            (13)     (21)       (19)    (10)
Amortization of
  regulatory assets, net                16       62         52      83
Federal and state income taxes          30       (a)        73      (a)
Equity in earnings of regional
  nuclear generating companies           -        -         (3)    (49)
Millstone 1 -
  Unrecoverable costs                   25      100         27     100
Other, net losses                      (13)      (a)        (4)    (63)

Net income/(loss)                       30       (a)        67      86

(a) Percent greater than 100

Comparison of the Third Quarter of 1999 to the Third Quarter of 1998

CL&P had net income for the third quarter of 1999 of approximately $10 million, compared to a net loss of approximately $20 million for the third quarter of 1998. Improved third quarter results were primarily due to higher retail sales and lower purchased power and O&M costs as a result of the return to service of Millstone 2, partially offset by the impacts of the February 1999 retail rate decision.

Retail kilowatt-hour sales increased by 5.3 percent in 1999 and contributed an additional $24 million to revenues. Wholesale capacity and energy sales were $10 million higher in 1999. Transmission revenues were $3 million higher in 1999.

Fuel, purchased and net interchange power expense decreased in 1999, primarily due to lower replacement power fuel costs as a result of the return to service of Millstone 2, partially offset by higher purchased power to meet the high sales demand.

Other O&M expense decreased in 1999, primarily due to lower spending at the Millstone units ($29 million), partially offset by higher storm costs ($5 million).

Amortization of regulatory assets, net increased in 1999, primarily due to the amortization of CL&P's remaining investment in Millstone 1 and the additional amortization ordered in the February 1999 rate decision.
These increases were partially offset by the completion of the cogeneration amortization in the first quarter of 1999.

Federal and state income taxes increased in the third quarter of 1999, primarily due to higher book taxable income.

Other income increased as a result of a decrease in Millstone 1 - unrecoverable costs in 1999 primarily due to the write-off in 1998 of CMEEC's Millstone 1 entitlement due to a settlement.

Other, net losses decreased in 1999, primarily due to the write-off of capital projects as a result of the CL&P Standard Offer Decision.


Comparison of the First Nine Months of 1999 to the First Nine Months of 1998

CL&P had a net loss for the first nine months of 1999 of approximately $11 million, compared to a net loss of approximately $78 million for the same period in 1998. Improved nine month results were primarily due to lower purchased power and O&M costs as a result of the return to service of Millstone 2 and 3 and higher retail sales, partially offset by the impacts of the February 1999 retail rate decision.

Retail kilowatt-hour sales increased by 4.2 percent in 1999 and contributed $55 million to revenues. Wholesale capacity and energy sales were $58 million higher in 1999. Transmission revenues were $5 million higher in 1999. These increases were partially offset by the retail rate decrease effective February 1999 and the impact of Millstone 2 being removed from CL&P'S rates, which reduced revenues by $51 million, and lower fuel clause revenues.

Fuel, purchased and net interchange power expense decreased in 1999, primarily due to lower replacement power as a result of the return to service of Millstone 2 and 3, partially offset by higher purchased power to meet the high sales demand.

Other O&M expense decreased in 1999, primarily due to lower spending at the Millstone units ($79 million), partially offset by higher transmission expense ($12 million), higher storm costs ($10 million), the recognition of the environmental insurance proceeds which reduced O&M expense in 1998 ($9 million), higher administrative and general costs ($6 million) and higher fossil maintenance costs ($4 million).

Amortization of regulatory assets, net increased in 1999, primarily due to the amortization of CL&P's remaining investment in Millstone 1 and the additional amortization ordered in the February 1999 rate decision. These increases were partially offset by the completion of the amortization of the cogeneration deferral in the first quarter of 1999.

Federal and state income taxes increased in 1999, primarily due to higher book taxable income.

Equity in earnings of regional nuclear generating companies decreased in 1999, primarily due to lower earnings from CY.

Other income increased as a result of a decrease in Millstone 1 - unrecoverable costs in 1999 primarily due to the write-off in 1998 of CMEEC's Millstone 1 entitlement due to a settlement.

Other, net losses decreased in 1999, primarily due to the write-off of capital projects as a result of the CL&P Standard Offer Decision, partially offset by expenses in 1998 associated with CL&P's accounts receivable facility.

Liquidity and Capital Resources

Net cash provided by operating activities totaled approximately $360 million for the first nine months of 1999, up from approximately $321 million in 1998. In the first nine months of 1999, CL&P issued $150 million of short-term debt to pay off $218 million of long-term debt and preferred stock maturities and sinking funds. In 1998, approximately $154 million of net cash flow was used to reduce debt and preferred stock. In 1999, approximately $238 million of net cash flow was used for investment activities as compared to $157 million in 1998. The increase resulted from an increase in construction expenditures and nuclear fuel purchases for the Millstone 3 refueling outage and an increase in investments in the NU System Money Pool.

See NU's MD&A in this Form 10-Q for further information regarding liquidity and capital resources.

For information relating to the following items, refer to NU's MD&A included in this Form 10-Q:

     Nuclear Units

     Restructuring

     Year 2000 Issue

     Risk-Management Instruments



                                   PART I.  FINANCIAL INFORMATION

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

BALANCE SHEETS

                                                              September 30,
                                                                  1999       December 31,
                                                              (Unaudited)        1998
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
ASSETS
------

Utility Plant, at cost:
  Electric................................................   $  1,930,651   $  1,927,341

     Less: Accumulated provision for depreciation.........        663,080        631,584
                                                             -------------  -------------
                                                                1,267,571      1,295,757
  Unamortized acquisition costs...........................        331,541        352,855
  Construction work in progress...........................         20,008         20,735
  Nuclear fuel, net.......................................          1,854          1,323
                                                             -------------  -------------
      Total net utility plant.............................      1,620,974      1,670,670
                                                             -------------  -------------
Other Property and Investments:
  Nuclear decommissioning trusts, at market...............          6,464          5,580
  Investments in regional nuclear generating
   companies and subsidiary company, at equity............         20,094         19,836
  Other, at cost..........................................          4,447          4,319
                                                             -------------  -------------
                                                                   31,005         29,735
                                                             -------------  -------------
Current Assets:
  Cash and cash equivalents...............................        158,565         60,885
  Receivables, net........................................         88,981         89,044
  Accounts receivable from affiliated companies...........         11,663         12,018
  Accrued utility revenues................................         45,963         42,145
  Fuel, materials, and supplies, at average cost..........         32,994         36,642
  Recoverable energy costs--current portion...............         69,289         65,257
  Prepayments and other...................................         28,422         22,744
                                                             -------------  -------------
                                                                  435,877        328,735
                                                             -------------  -------------
Deferred Charges:
  Regulatory assets:
   Recoverable energy costs...............................        129,535        156,250
   Income taxes, net......................................        144,987        139,739
   Deferred costs, nuclear plant..........................        170,092        244,599
   Unrecovered contractual obligations....................         58,497         66,400
   Other..................................................          3,118          3,234
  Deferred receivable from affiliated company.............         15,420         22,728
  Unamortized debt expense................................         11,797         13,995
  Other...................................................          5,584          5,510
                                                             -------------  -------------
                                                                  539,030        652,455
                                                             -------------  -------------



      Total Assets........................................   $  2,626,886   $  2,681,595
                                                             =============  =============

See accompanying notes to financial statements.






PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

BALANCE SHEETS

                                                              September 30,
                                                                  1999       December 31,
                                                              (Unaudited)        1998
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common stock--$1 par value--authorized
   100,000,000 shares and outstanding 1,000 shares........   $          1   $          1
  Capital surplus, paid in................................        424,573        424,250
  Retained earnings.......................................        308,648        252,912
  Accumulated other comprehensive income..................          1,074          1,004
                                                             -------------  -------------
           Total common stockholder's equity..............        734,296        678,167
  Preferred stock subject to mandatory redemption.........         25,000         50,000
  Long-term debt..........................................        516,485        516,485
                                                             -------------  -------------
           Total capitalization...........................      1,275,781      1,244,652
                                                             -------------  -------------

Obligations Under Seabrook Power Contracts
 and Other Capital Leases.................................        651,229        703,411
                                                             -------------  -------------
Current Liabilities:
  Long-term debt and preferred stock--current portion.....         25,000         25,000
  Obligations under Seabrook Power Contracts and other
   capital leases--current portion........................        103,906        138,812
  Accounts payable........................................         35,330         26,227
  Accounts payable to affiliated companies................         46,986         28,410
  Accrued taxes...........................................         65,541         82,743
  Accrued interest........................................         12,993          5,894
  Accrued pension benefits................................         45,587         46,004
  Other...................................................          9,911          8,540
                                                             -------------  -------------
                                                                  345,254        361,630
                                                             -------------  -------------
Deferred Credits and Other Long-term Liabilities:
  Accumulated deferred income taxes.......................        230,846        225,091
  Accumulated deferred investment tax credits.............          3,077          3,460
  Deferred contractual obligations........................         58,497         66,400
  Deferred revenue from affiliated company................         15,420         22,728
  Other...................................................         46,782         54,223
                                                             -------------  -------------
                                                                  354,622        371,902
                                                             -------------  -------------




Commitments and Contingencies (Note 3)


                                                             -------------  -------------
           Total Capitalization and Liabilities...........   $  2,626,886   $  2,681,595
                                                             =============  =============

See accompanying notes to financial statements.






PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

STATEMENTS OF INCOME
(Unaudited)

                                                      Three Months Ended     Nine Months Ended
                                                         September 30,         September 30,
                                                    --------------------- ----------------------
                                                       1999       1998       1999        1998
                                                    ---------- ---------- ---------- -----------
                                                              (Thousands of Dollars)

Operating Revenues................................. $ 310,739  $ 286,614  $ 884,362  $  799,143
                                                    ---------- ---------- ---------- -----------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power.....   187,339    168,281    527,161     435,479
     Other.........................................    32,350     28,458     91,679      80,866
  Maintenance......................................    13,979      8,977     42,564      38,921
  Depreciation.....................................    11,868     11,434     35,825      34,162
  Amortization of regulatory assets, net...........    11,481      3,258     23,414      23,496
  Federal and state income taxes...................     7,204     16,954     29,349      54,023
  Taxes other than income taxes....................    11,852     11,818     34,836      33,587
                                                    ---------- ---------- ---------- -----------
        Total operating expenses...................   276,073    249,180    784,828     700,534
                                                    ---------- ---------- ---------- -----------
Operating Income...................................    34,666     37,434     99,534      98,609
                                                    ---------- ---------- ---------- -----------

Other Income:
  Equity in earnings of regional nuclear
    generating companies and subsidary company.....       404        501      1,011       1,967
  Other, net.......................................     3,985      2,573     10,288       9,052
  Income taxes.....................................    (2,494)      (494)    (6,696)     (6,890)
                                                    ---------- ---------- ---------- -----------
        Other income, net..........................     1,895      2,580      4,603       4,129
                                                    ---------- ---------- ---------- -----------
        Income before interest charges.............    36,561     40,014    104,137     102,738
                                                    ---------- ---------- ---------- -----------

Interest Charges:
  Interest on long-term debt.......................    10,450      9,730     32,027      33,683
  Other interest...................................       527        392        550         771
                                                    ---------- ---------- ---------- -----------
        Interest charges, net......................    10,977     10,122     32,577      34,454
                                                    ---------- ---------- ---------- -----------


Net Income......................................... $  25,584  $  29,892  $  71,560  $   68,284
                                                    ========== ========== ========== ===========





See accompanying notes to financial statements.





PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                             -----------------------
                                                                 1999        1998
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Cash flows from operating activities:
  Net Income................................................ $   71,560  $   68,284
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation............................................     35,825      34,162
    Deferred income taxes and investment tax credits, net...     12,472      61,758
    Amortization/(deferral) of recoverable energy costs, net     22,683      (8,539)
    Amortization of acquisition costs, net..................     21,313      42,326
    Amortization of regulatory liability....................    (10,953)    (24,645)
    Amortization of other regulatory assets.................     13,054       5,815
    Deferred Seabrook capital costs, net....................     12,661     (35,769)
    Allocation of ESOP benefits.............................    (10,524)          -
    Other sources of cash...................................     27,934      61,952
    Other uses of cash......................................    (47,471)    (74,243)
  Changes in working capital:
    Receivables and unbilled revenues.......................     (3,400)     37,430
    Fuel, materials, and supplies...........................      3,648       5,646
    Accounts payable........................................     27,679      (1,214)
    Accrued taxes...........................................    (17,202)     22,750
    Other working capital (excludes cash)...................      2,375     (26,798)
                                                             ----------- -----------
Net cash provided by operating activities...................    161,654     168,915
                                                             ----------- -----------


Cash flows from financing activities:
  Net increase in short term debt...........................          -      10,000
  Reacquisitions and retirements of long-term debt..........          -    (170,000)
  Reacquisitions and retirements of preferred stock.........    (25,000)    (25,000)
  Cash dividends on preferred stock.........................     (5,300)     (7,287)
                                                             ----------- -----------
Net cash used in financing activities.......................    (30,300)   (192,287)
                                                             ----------- -----------

Cash flows from investing activities:
  Investment in plant:
    Electric utility plant..................................    (31,727)    (27,808)
    Nuclear fuel............................................     (1,057)          2
                                                             ----------- -----------
  Net cash used for investments in plant....................    (32,784)    (27,806)
  Investment in nuclear decommissioning trust                      (504)          -
  Other investment activities, net..........................       (386)       (189)
                                                             ----------- -----------
Net cash used in investing activities.......................    (33,674)    (27,995)
                                                             ----------- -----------
Net increase\(decrease) in cash and cash equivalents........     97,680     (51,367)

Cash and cash equivalents - beginning of period.............     60,885      94,459
                                                             ----------- -----------
Cash and cash equivalents- end of period.................... $  158,565  $   43,092
                                                             =========== ===========




See accompanying notes to financial statements.


                           PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

                       Management's Discussion and Analysis of Financial
                              Condition and Results of Operations


PSNH (the company) is a wholly owned subsidiary of NU. This discussion should be read in conjunction with NU's MD&A, consolidated financial statements and footnotes in this Form 10-Q, the First and Second Quarter 1999 Form 10-Qs, the 1998 Form 10-K and current report on Form 8-K dated September 14, 1999.


RESULTS OF OPERATIONS

                                         Income Statement Variances
                                             Increase/(Decrease)
                                             Millions of Dollars

                                      Third                Nine
                                     Quarter   Percent    Months    Percent

Operating revenues                     $24        8%       $85        11%

Fuel, purchased and net
  interchange power                     19       11         92        21
Other operation                          4       14         11        13
Maintenance                              5       56          4         9
Amortization of
  regulatory assets, net                 8       (a)         -         -
Federal and state income taxes          (8)     (44)       (25)      (41)

Net income/(loss)                       (4)     (14)         3         5

(a) Percent greater than 100

Comparison of the Third Quarter of 1999 to the Third Quarter of 1998

PSNH's net income was approximately $26 million in 1999 compared to $30 million in 1998. The decrease in net income for the third quarter was primarily due to higher O&M expenses and higher amortization expense, partially offset by higher retail sales.

Total operating revenues increased in the third quarter of 1999 as compared to the same period of 1998, primarily due to higher retail sales and higher fuel revenues. Retail kilowatt-hour sales increased by 7.7 percent and contributed $7 million to revenues. Fuel revenues increased by $16 million.

Fuel, purchased and net interchange power expense increased in 1999, primarily due to higher purchased power expenses and higher deferred expenses under the company's fuel clause.

Other O&M expense increased in 1999, primarily due to higher administrative and general expenses and higher storm costs.

Amortization of regulatory assets, net increased in 1999, primarily due to the expiration of the amortization of net operating loss carryforwards (credits to expense) in May 1999. This amortization was in accordance with the seven-year rate agreement.

Federal and state income taxes decreased during the third quarter of 1999, due to the utilization of net operating loss carryforwards.

Comparison of the First Nine Months of 1999 to the First Nine Months of 1998

PSNH's net income was approximately $71 million in the first nine months of 1999 compared to $68 million in 1998. The increase in net income is primarily due to higher retail sales, partially offset by higher O&M expenses.

Total operating revenues increased in 1999 compared to the same period of 1998, primarily due to higher fuel and capacity revenues ($61 million) and higher retail sales. Retail kilowatt-hour sales increased by 7.3 percent and contributed $22 million to revenues.

Fuel, purchased and net interchange power expense increased in 1999, primarily due to higher purchased power expenses, higher deferred expenses under the company's fuel clause and higher capacity costs for Seabrook. Seabrook's capacity costs are higher due to costs associated with the refueling outage in 1999 and the amortization of the deferred return that was deferred by PSNH through November 1998.

Other O&M expense increased in 1999, primarily due to the recognition of the environmental insurance proceeds which reduced O&M expense in 1998 and higher administrative and general expenses, partially offset by lower storm costs in 1999.

Federal and state income taxes decreased in 1999 due to the utilization of net operating loss carryforwards.

Liquidity

Cash provided by operating activities totaled approximately $162 million in 1999, down from $169 million is 1998. The decrease is primarily due to lower working capital.

In 1999, $25 million of cash was used to pay preferred stock sinking funds. Approximately $185 million of net cash flow was used to reduce long-term debt and preferred stock in 1998. Approximately $34 million of net cash flow was used for investment in plant and other investment activities in 1999 compared to $28 million in 1998.

See NU's MD&A in this Form 10-Q for further information regarding Liquidity and Capital Resources.

For information relating to the following items, refer to NU's MD&A included in this Form 10-Q:

     Nuclear Units

     Restructuring

     Year 2000 Issue









                                 PART I.    FINANCIAL INFORMATION

WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

                                                             September 30,
                                                                 1999      December 31,
                                                             (Unaudited)       1998
                                                            -------------  ------------
                                                               (Thousands of Dollars)
ASSETS
------
Utility Plant, at original cost:
  Electric................................................  $  1,163,143   $ 1,221,257

     Less: Accumulated provision for depreciation.........       817,563       517,401
                                                            -------------  ------------
                                                                 345,580       703,856
  Construction work in progress...........................        24,208        14,858
  Nuclear fuel, net.......................................        21,287        19,931
                                                            -------------  ------------
      Total net utility plant.............................       391,075       738,645
                                                            -------------  ------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............       138,789       125,598
  Investments in regional nuclear generating
   companies, at equity...................................        16,093        15,440
  Other, at cost..........................................         5,616         7,322
                                                            -------------  ------------
                                                                 160,498       148,360
                                                            -------------  ------------
Current Assets:
  Cash....................................................           504           106
  Investments in securitizable assets.....................          -           21,865
  Receivables, net........................................        31,056           862
  Accounts receivable from affiliated companies...........        24,219         4,188
  Taxes receivable........................................          -           14,255
  Accrued utility revenues................................        13,027          -
  Fuel, materials, and supplies, at average cost..........         3,123         5,053
  Prepayments and other...................................        28,190        25,920
                                                            -------------  ------------
                                                                 100,119        72,249
                                                            -------------  ------------
Deferred Charges:
  Regulatory assets:
   Recoverable nuclear costs..............................       447,008       133,653
   Income taxes, net......................................        56,684        57,079
   Unrecovered contractual obligations....................        65,542        74,534
   Recoverable energy costs...............................        16,802        18,980
   Other..................................................        57,310        38,189
  Unamortized debt expense................................         2,098         2,298
  Other...................................................         3,065         3,695
                                                            -------------  ------------
                                                                 648,509       328,428
                                                            -------------  ------------



      Total Assets........................................  $  1,300,201   $ 1,287,682
                                                            =============  ============

See accompanying notes to consolidated financial statements.





WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

                                                             September 30,
                                                                 1999      December 31,
                                                             (Unaudited)       1998
                                                            -------------  ------------
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization:
  Common stock--$25 par value.
   Authorized and outstanding 1,072,471 shares............  $     26,812   $    26,812
  Capital surplus, paid in................................       171,626       151,431
  Retained earnings.......................................        56,979        46,003
  Accumulated other comprehensive income..................           160           150
                                                            -------------  ------------
           Total common stockholder's equity..............       255,577       224,396
  Preferred stock not subject to mandatory redemption.....        20,000        20,000
  Preferred stock subject to mandatory redemption.........        16,500        18,000
  Long-term debt..........................................       290,559       349,314
                                                            -------------  ------------
           Total capitalization...........................       582,636       611,710
                                                            -------------  ------------
Obligations Under Capital Leases..........................         9,816        12,129
                                                            -------------  ------------
Current Liabilities:
  Notes payable to banks..................................        78,000        20,000
  Notes payable to affiliated company.....................         1,300        30,900
  Long-term debt and preferred stock--current
   portion................................................        61,500        41,500
  Obligations under capital leases--current
   portion................................................        22,017        21,964
  Accounts payable........................................        11,710        17,952
  Accounts payable to affiliated companies................        11,036        12,866
  Accrued taxes...........................................         3,898         1,264
  Accrued interest........................................         5,263         8,030
  Other...................................................        19,141         6,831
                                                            -------------  ------------
                                                                 213,865       161,307
                                                            -------------  ------------
Deferred Credits and Other Long-term Liabilities:
  Accumulated deferred income taxes.......................       250,667       248,985
  Accumulated deferred investment tax credits.............        20,461        21,895
  Decommissioning obligation--Millstone 1.................       131,500       131,500
  Deferred contractual obligations........................        65,542        74,534
  Other...................................................        25,714        25,622
                                                            -------------  ------------
                                                                 493,884       502,536
                                                            -------------  ------------



Commitments and Contingencies (Note 3)



           Total Capitalization and Liabilities...........  $  1,300,201   $ 1,287,682
                                                            =============  ============

See accompanying notes to consolidated financial statements.




WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                 Three Months Ended     Nine Months Ended
                                                    September 30,         September 30,
                                                -------------------  ---------------------
                                                   1999      1998       1999       1998
                                                --------- ---------  --------- -----------
                                                           (Thousands of Dollars)

Operating Revenues............................. $107,776  $ 93,839   $314,291  $  291,677
                                                --------- ---------  --------- -----------
Operating Expenses:
  Operation --
     Fuel, purchased and net interchange power.   62,974    33,022    120,863     100,565
     Other.....................................   (6,154)   27,880     51,352      81,319
  Maintenance..................................   14,469    12,834     41,561      40,288
  Depreciation.................................    3,904     9,087     22,967      29,581
  Amortization of regulatory assets............   10,667     2,605     16,084       5,644
  Federal and state income taxes...............   15,559      (925)    23,166         116
  Taxes other than income taxes................    4,778     5,035     15,702      15,411
  Gain on sale of utility plant................  (21,242)     -       (21,242)       -
                                                --------- ---------  --------- -----------
        Total operating expenses...............   84,955    89,538    270,453     272,924
                                                --------- ---------  --------- -----------
Operating Income...............................   22,821     4,301     43,838      18,753
                                                --------- ---------  --------- -----------

Other (Loss)/Income:
  Equity in earnings of regional nuclear
    generating companies.......................      300       395        718       1,411
  Millstone 1--unrecovered costs...............   (6,348)     -        (6,348)       -
  Other, net...................................   (2,584)     (299)    (3,291)       (208)
  Income taxes.................................    4,583       209      5,418         423
                                                --------- ---------  --------- -----------
        Other (loss)/income, net...............   (4,049)      305     (3,503)      1,626
                                                --------- ---------  --------- -----------
        Income before interest charges.........   18,772     4,606     40,335      20,379
                                                --------- ---------  --------- -----------


Interest Charges:
  Interest on long-term debt...................    5,944     7,449     18,337      21,134
  Other interest...............................    1,460       703      1,595       2,162
                                                --------- ---------  --------- -----------
        Interest charges, net..................    7,404     8,152     19,932      23,296
                                                --------- ---------  --------- -----------


Net Income/(Loss).............................. $ 11,368  $ (3,546)  $ 20,403  $   (2,917)
                                                ========= =========  ========= ===========




See accompanying notes to consolidated financial statements.





WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                 -----------------------
                                                                     1999        1998
                                                                 ----------- -----------
                                                                  (Thousands of Dollars)
Cash flows from operating activities:
  Net Income/(Loss)............................................. $   20,403  $   (2,917)
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation................................................     22,967      29,581
    Deferred income taxes and investment tax credits, net.......      1,631       5,287
    Recoverable energy costs, net of amortization...............      4,102      (4,716)
    Amortization of regulatory assets - income taxes............     (1,748)      4,089
    Amortization of Millstone 1 investment......................      5,818       1,268
    Amortization of other regulatory assets.....................     12,014         287
    Allocation of ESOP benefits.................................     (6,857)          -
    Buyout of IPP...............................................    (19,700)          -
    Gain on sale of utility plant...............................    (21,242)          -
    Other sources of cash.......................................     17,917      11,063
    Other uses of cash..........................................    (28,060)       (733)
  Changes in working capital:
    Receivables and unbilled revenues...........................    (43,252)        158
    Fuel, materials, and supplies...............................      1,930         898
    Accounts payable............................................     (8,072)    (29,331)
    Accrued taxes...............................................      2,634         634
    Investments in securitizable assets.........................     21,865       7,777
    Reacquisition of receivables................................    (20,000)          -
    Other working capital (excludes cash).......................     19,604      (2,864)
                                                                 ----------- -----------
Net cash (used in)/provided by operating activities.............    (18,046)     20,481
                                                                 ----------- -----------

Cash flows from financing activities:
  Net increase in short-term debt...............................     28,400      18,350
  Reacquisitions and retirements of long-term debt..............    (40,000)     (9,800)
  Reacquisitions and retirements of preferred stock.............     (1,500)     (1,500)
  Cash dividends on preferred stock.............................     (2,570)     (2,270)
                                                                 ----------- -----------
Net cash (used in)/provided by financing activities.............    (15,670)      4,780
                                                                 ----------- -----------
Cash flows from investing activities:
  Investment in plant:
    Electric utility plant......................................    (21,106)    (12,853)
    Nuclear fuel................................................     (5,343)       (481)
                                                                 ----------- -----------
  Net cash used for investments in plant........................    (26,449)    (13,334)
  Investments in nuclear decommissioning trusts.................     (8,875)    (10,287)
  Other investment activities, net..............................      1,053      (1,493)
  Net proceeds from the sale of utility plant...................     48,385           -
  Capital contribution..........................................     20,000           -
                                                                 ----------- -----------
Net cash provided by/(used in) investing activities.............     34,114     (25,114)
                                                                 ----------- -----------
Net increase in cash............................................        398         147
Cash - beginning of period......................................        106         105
                                                                 ----------- -----------
Cash - end of period............................................ $      504  $      252
                                                                 =========== ===========


See accompanying notes to consolidated financial statements.


                       Management's Discussion and Analysis of Financial
                             Condition and Results of Operations


WMECO (the company) is a wholly owned subsidiary of NU. This discussion should be read in conjunction with NU's MD&A, consolidated financial statements and footnotes in this Form 10-Q, the First and Second Quarter 1999 Form 10-Qs, the 1998 Form 10-K, and the current reports on Form 8-K dated September 14, 1999 and October 27, 1999.

RESULTS OF OPERATIONS

                                      Income Statement Variances
                                          Increase/(Decrease)
                                          Millions of Dollars

                                    Third                 Nine
                                   Quarter    Percent    Months    Percent

Operating revenues                  $ 14        15%      $ 23         8%

Fuel, purchased and net
  interchange power                   30        91         20        20
Other operation                      (34)       (a)       (30)      (37)
Maintenance                            2        13          1         3
Depreciation                          (5)      (57)        (7)      (22)
Amortization of
  regulatory assets, net               8        (a)        10        (a)
Federal and state income taxes        12        (a)        18        (a)
Gain on sale of utility plant        (21)        -        (21)        -
Millstone 1 - unrecovered costs       (6)     (100)        (6)     (100)
Other, net losses                     (2)       (a)        (4)       (a)
Interest charges                      (1)       (9)        (3)      (14)

Net income/(loss)                     15        (a)        23        (a)

(a) Percent greater than 100

Comparison of the Third Quarter of 1999 to the Third Quarter of 1998

WMECO had net income for the third quarter of 1999 of approximately $11.4 million compared to a net loss of approximately $3.5 million for the third quarter of 1998. Improved third quarter results were primarily due to higher retail sales and lower O&M expense.

Total operating revenues increased in the third quarter of 1999, primarily due to higher retail sales, higher wholesale energy sales ($6 million), and higher transmission revenues ($4 million). Retail kilowatt-hour sales increased 6.3 percent and contributed $4 million to revenues.

Fuel, purchased and net interchange power expense increased in the third quarter of 1999, primarily due to higher purchased power expenses partially offset by lower replacement power costs from Millstone 2.

Other O&M expense decreased in the third quarter of 1999, primarily due to deferrals associated with the restructuring order and lower spending at the Millstone units ($6 million).

Depreciation decreased as a result of an adjustment to reflect lower rates.

Amortization of regulatory assets, net increased in the third quarter of 1999, primarily due to the amortization of regulatory assets in conjunction with the gain on the sale of the company's fossil and hydroelectric generation assets.

Federal and state income taxes increased in the third quarter of 1999, primarily due to higher book taxable income.

WMECO had a third quarter 1999 gain on the sale of utility plant due to the sale of its fossil and hydroelectric generation assets. The gain, net of income tax expense, was offset by amortization of regulatory assets.

Other income decreased as a result of an increase in Millstone 1 - unrecovered costs due to the write-off of the company's unrecoverable investment as a result of the restructuring order.

Other, net losses decreased primarily due to an increase in environmental reserves.

Interest charges decreased in the third quarter of 1999, primarily due to lower interest on long-term debt outstanding.

Comparison of the First Nine Months of 1999 to the First Nine Months of 1998

WMECO had net income for the first nine months of 1999 of approximately $20.4 million, compared to a net loss of approximately $2.9 million for the same period in 1998. Improved 1999 results were primarily due to higher retail sales and lower O&M expense.

Total operating revenues increased in 1999 primarily due to higher retail sales, higher transmission revenues ($8 million) and higher wholesale energy sales ($7 million). Retail kilowatt-hour sales increased 5.4 percent and increased revenues by $10 million.

Fuel, purchased and net interchange power expense increased in 1999 primarily due to higher purchased power expenses partially offset by lower replacement power costs from Millstone 2 and 3.

Other O&M expense decreased in 1999, primarily due to deferrals associated with the restructuring order and lower spending at the Millstone units ($13 million), partially offset by higher transmission expenses ($8 million).

Depreciation decreased in 1999 primarily as a result of a third quarter adjustment to reflect lower rates.

Amortization of regulatory assets, net increased in 1999, primarily due to the amortization of regulatory assets in conjunction with the gain on the sale of fossil and hydroelectric generation assets.

Federal and state income taxes increased in 1999, primarily due to higher book taxable income.

WMECO had a third quarter 1999 gain on the sale of utility plant due to the sale of its fossil and hydroelectric generation assets. The gain, net of income tax expense, was offset by amortization of regulatory assets.

Other income decreased as a result of an increase in Millstone 1 - unrecovered costs due to the write-off of the company's unrecoverable investment as a result of the restructuring order.

Other, net losses decreased primarily due to an increase in environmental reserves.

Interest charges decreased in 1999, primarily due to interest capitalized from a settlement agreement in 1999 and lower interest on long-term debt outstanding.

Liquidity and Capital Resources

Net cash flow used in operating activities totaled approximately $18 million in 1999, compared to net cash flow provided by operating activities of approximately $20 million in 1998. The decrease is primarily due to the repayment of amounts outstanding under WMECO's accounts receivable facility and an IPP buyout earlier this year. In the first nine months of 1999, short-term debt increased by $28 million while long-term debt and preferred stock levels were reduced by $42 million. In the first nine months of 1998, short-term debt increased by $18 million while long-term debt and preferred stock levels were reduced by $11 million. There was net cash provided by investment activities of approximately $34 million in 1999 which represents net proceeds from the sale of the fossil and hydroelectric generation assets and a $20 million capital contribution from the parent company, partially offset by construction and nuclear fuel expenditures and investments in the nuclear decommissioning trust. In 1998, cash used in investment activities totaled $25 million.

See NU's MD&A in this form 10-Q for further detail regarding Liquidity and Capital Resources.

For information relating to the following items, refer to NU's MD&A included in this Form 10-Q:

     Nuclear Units

     Restructuring

     Year 2000 Issue






                                   PART I.  FINANCIAL INFORMATION

NORTH ATLANTIC ENERGY CORPORATION

BALANCE SHEETS

                                                              September 30,
                                                                  1999       December 31,
                                                              (Unaudited)        1998
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
ASSETS
------

Utility Plant, at original cost:
  Electric................................................   $    739,103   $    753,379

     Less: Accumulated provision for depreciation.........        188,518        165,114
                                                             -------------  -------------
                                                                  550,585        588,265
  Construction work in progress...........................         10,818          7,090
  Nuclear fuel, net.......................................         23,129         23,644
                                                             -------------  -------------
      Total net utility plant.............................        584,532        618,999
                                                             -------------  -------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............         41,121         35,210
                                                             -------------  -------------
                                                                   41,121         35,210
                                                             -------------  -------------

Current Assets:
  Cash....................................................           -                71
  Special deposits........................................           -            11,198
  Notes receivable from affiliated companies..............         36,850         30,350
  Receivables from affiliated companies...................         22,775         23,804
  Taxes receivable........................................           -             7,887
  Materials and supplies, at average cost.................         12,345         12,812
  Prepayments and other...................................             63          2,198
                                                             -------------  -------------
                                                                   72,033         88,320
                                                             -------------  -------------
Deferred Charges:
  Regulatory assets:
   Deferred costs--Seabrook...............................        103,801        147,169
   Income taxes, net......................................         34,888         39,472
   Recoverable energy costs...............................          1,718          1,878
   Unamortized loss on reacquired debt....................          5,681         11,363
  Unamortized debt expense................................          2,020          2,742
                                                             -------------  -------------
                                                                  148,108        202,624
                                                             -------------  -------------



      Total Assets........................................   $    845,794   $    945,153
                                                             =============  =============

See accompanying notes to financial statements.





NORTH ATLANTIC ENERGY CORPORATION

BALANCE SHEETS

                                                              September 30,
                                                                  1999       December 31,
                                                              (Unaudited)        1998
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common stock--$1 par value. Authorized
   and outstanding 1,000 shares...........................   $          1   $          1
  Capital surplus, paid in................................        160,999        160,999
  Retained earnings.......................................         12,342         43,196
                                                             -------------  -------------
           Total common stockholder's equity..............        173,342        204,196
  Long-term debt..........................................        335,000        405,000
                                                             -------------  -------------
           Total capitalization...........................        508,342        609,196
                                                             -------------  -------------


Current Liabilities:
  Long-term debt--current portion.........................         70,000         70,000
  Accounts payable........................................          8,914          5,924
  Accounts payable to affiliated companies................            886            867
  Accrued interest........................................          6,973          2,987
  Accrued taxes...........................................          6,203            710
  Other...................................................            214            285
                                                             -------------  -------------
                                                                   93,190         80,773
                                                             -------------  -------------

Deferred Credits and Other Long-term Liabilities:
  Accumulated deferred income taxes.......................        206,187        209,634
  Deferred obligation to affiliated company...............         15,420         22,728
  Other...................................................         22,655         22,822
                                                             -------------  -------------
                                                                  244,262        255,184
                                                             -------------  -------------





Commitments and Contingencies (Note 3)




                                                             -------------  -------------
           Total Capitalization and Liabilities...........   $    845,794   $    945,153
                                                             =============  =============

See accompanying notes to financial statements.





NORTH ATLANTIC ENERGY CORPORATION
STATEMENTS OF INCOME
(Unaudited)

                                                      Three Months Ended     Nine Months Ended
                                                         September 30,         September 30,
                                                    --------------------- ---------------------
                                                       1999       1998       1999       1998
                                                    ---------- ---------- ---------- ----------
                                                              (Thousands of Dollars)

Operating Revenues................................. $  69,779  $  69,087  $ 217,271  $ 206,883
                                                    ---------- ---------- ---------- ----------
Operating Expenses:
  Operation --
     Fuel..........................................     4,248      3,580     11,347      9,942
     Other.........................................     9,090      9,118     30,322     26,887
  Maintenance......................................     2,818      3,158     16,938      9,980
  Depreciation.....................................     6,844      6,360     20,697     18,965
  Amortization of regulatory assets, net...........    21,372     21,366     64,116     64,098
  Federal and state income taxes...................     8,758      8,981     26,170     27,075
  Taxes other than income taxes....................     4,527      3,365     10,781      9,764
                                                    ---------- ---------- ---------- ----------
        Total operating expenses...................    57,657     55,928    180,371    166,711
                                                    ---------- ---------- ---------- ----------
Operating Income...................................    12,122     13,159     36,900     40,172
                                                    ---------- ---------- ---------- ----------

Other Income:
  Deferred Seabrook return--other funds............     1,037      1,620      3,518      5,244
  Other, net.......................................    (2,113)    (2,176)    (5,601)    (6,562)
  Income taxes.....................................     3,867      3,815     11,886     11,489
                                                    ---------- ---------- ---------- ----------
        Other income, net..........................     2,791      3,259      9,803     10,171
                                                    ---------- ---------- ---------- ----------
        Income before interest charges.............    14,913     16,418     46,703     50,343
                                                    ---------- ---------- ---------- ----------
Interest Charges:
  Interest on long-term debt.......................    10,576     12,321     34,691     37,760
  Other interest...................................      (115)      (145)      (389)      (318)
  Deferred Seabrook return--borrowed funds.........    (1,990)    (2,928)    (6,745)    (9,481)
                                                    ---------- ---------- ---------- ----------
        Interest charges, net......................     8,471      9,248     27,557     27,961
                                                    ---------- ---------- ---------- ----------

Net Income......................................... $   6,442  $   7,170  $  19,146  $  22,382
                                                    ========== ========== ========== ==========

See accompanying notes to financial statements.





NORTH ATLANTIC ENERGY CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                  Nine Months Ended
                                                                    September 30,
                                                               -----------------------
                                                                   1999        1998
                                                               ----------- -----------
                                                                (Thousands of Dollars)
Cash flows from operating activities:
  Net Income.................................................. $   19,146  $   22,382
  Adjustments to reconcile to net cash
   from operating activities:
    Depreciation..............................................     20,697      18,965
    Deferred income taxes and investment tax credits, net.....      1,136       3,941
    Amortization of nuclear fuel..............................      9,265       7,811
    Deferred return - Seabrook................................    (10,263)    (14,725)
    Amortization of nuclear plants return.....................     64,800      64,782
    Amortization of other regulatory assets...................       (684)       (684)
    Amortization of deferred obligation to affiliated company.     (7,308)     (7,308)
    Other sources of cash.....................................     17,422      26,606
    Other uses of cash........................................     (4,049)    (11,245)
  Changes in working capital:
    Receivables...............................................      1,029       2,041
    Materials and supplies....................................        467        (246)
    Accounts payable..........................................      3,009      (2,175)
    Accrued taxes.............................................      5,493         597
    Other working capital (excludes cash).....................     25,135       3,561
                                                               ----------- -----------
Net cash provided by operating activities.....................    145,295     114,303
                                                               ----------- -----------

Cash flows from financing activities:
  Net decrease in short-term debt.............................          -      (9,950)
  Reacquisitions and retirements of long-term debt............    (70,000)    (20,000)
  Cash dividends on common stock..............................    (50,000)    (25,000)
                                                               ----------- -----------
Net cash used in financing activities.........................   (120,000)    (54,950)
                                                               ----------- -----------

Cash flows from investing activities:
  Investment in plant:
    Electric utility plant....................................     (4,785)     (5,069)
    Nuclear fuel..............................................     (8,590)    (13,780)
                                                               ----------- -----------
  Net cash used for investments in plant......................    (13,375)    (18,849)
  Investment in NU System Money Pool..........................     (6,500)    (35,100)
  Investments in nuclear decommissioning trusts...............     (5,491)     (5,417)
                                                               ----------- -----------
Net cash used in investing activities.........................    (25,366)    (59,366)
                                                               ----------- -----------
Net decrease in cash..........................................        (71)        (13)

Cash - beginning of period....................................         71          13
                                                               ----------- -----------
Cash - end of period.......................................... $     -     $     -
                                                               =========== ===========

See accompanying notes to financial statements.


                      Management's Discussion and Analysis of Financial
                            Condition and Results of Operations


NAEC (the company) is a wholly owned subsidiary of NU. This discussion should be read in conjunction with NU's MD&A, consolidated financial statements and footnotes in this Form 10-Q, the First and Second Quarter 1999 Form 10-Qs, and the 1998 Form 10-K.


RESULTS OF OPERATIONS

                                        Income Statement Variances
                                           Increase/(Decrease)
                                           Millions of Dollars

                                     Third                 Nine
                                    Quarter    Percent    Months   Percent

Operating revenues                   $ 1         1%        $10        5%

Fuel                                   1        19           1       14
Other operation                        -         -           3       13
Maintenance                            -         -           7       70
Taxes other than income taxes          1        35           1       10

Net income/(loss)                     (1)      (10)         (3)     (14)


Comparison of the Third Quarter of 1999 to the Third Quarter of 1998

NAEC's net income was approximately $6.4 million in the third quarter of 1999 compared to $7.2 million in the third quarter of 1998. The decrease in net income for the third quarter was primarily due to lower returns as a result of lower net plant balances.

Operating revenues increased primarily due to higher fuel costs billed to PSNH through the Seabrook Power Contract.

Fuel expense increased in the third quarter of 1999 primarily due to a higher Seabrook capacity factor and a higher fuel amortization rate since the refueling outage.

Taxes other than income taxes increased in the third quarter of 1999 as the result of the New Hampshire change to a statewide utility property tax which is higher than the nuclear station tax for Seabrook that was previously in place.

Comparison of the First Nine Months of 1999 to the First Nine Months of 1998

NAEC's net income was approximately $19 million in 1999 compared to $22 million in 1998. The decrease in net income for the first nine months of 1999 was primarily due to lower returns as a result of lower net plant balances.

Operating revenues increased primarily due to higher operating expenses billed to PSNH through the Seabrook Power Contract.

Fuel expense increased in 1999 primarily due to a higher fuel amortization rate since the Seabrook refueling outage.

Other O&M expenses increased primarily due to higher costs in 1999 relating to the Seabrook refueling outage.

Taxes other than income taxes increased in 1999 as the result of the New Hampshire change to statewide utility property tax in place of the nuclear station tax.

Liquidity

Cash provided by operations totaled approximately $145 million in 1999, up from $114 million in 1998. The increase is primarily due to higher working capital. Approximately $120 million of net cash flow was used in 1999 to reduce debt and pay cash dividends on common stock compared to approximately $55 million in 1998. Approximately $25 million of net cash flow was used in 1999 for investment activities, including the investment in the NU System Money Pool, plant and nuclear fuel expenditures and investment in nuclear decommissioning trusts compared with $59 million in 1998.

See NU's MD&A in this Form 10-Q for further information on liquidity and capital resources.

Seabrook Performance

Seabrook achieved a capacity factor of 97 percent through September 30, 1999 since returning to service on May 13, 1999, after a 48-day refueling and maintenance outage.


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


                    NOTES TO FINANCIAL STATEMENTS (Unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (All Companies)

    A.  Presentation

        The accompanying unaudited financial statements should be read in conjunction with the MD&A in this Form 10-Q, current reports on Form 8-K dated September 14, 1999 (NU, CL&P, PSNH, and WMECO), October 13, 1999 (NU) and October 27, 1999 (NU, CL&P and WMECO) and the Annual Reports of NU, CL&P, PSNH, WMECO, and NAEC, which were filed as part of the NU 1998 Form 10-K and the combined Form 10-Qs for the quarters ended March 31, 1999 and June 30, 1999 for NU, CL&P, PSNH, WMECO, and NAEC. The accompanying financial statements contain, in the opinion of management, all adjustments necessary to present fairly NU's and each NU system company's financial position as of September 30, 1999, the results of operations for the three-month and nine-month periods ended September 30, 1999 and 1998 (restated), and the statements of cash flows for the nine-month periods ended September 30, 1999 and 1998 (restated). All adjustments are of a normal, recurring nature except those described in Notes 1B and 3. The results of operations for the three-month and nine-month periods ended September 30, 1999 and 1998 are not indicative of the results expected for a full year.

        Restructuring orders for CL&P and WMECO dated October 1, 1999 and September 17, 1999, respectively, impacted certain accounting policies of these subsidiaries. See Note 1B regarding the impact on the accounting policies and Note 3A regarding the CL&P and WMECO restructuring orders.

        The consolidated financial statements of NU and of its subsidiaries, include the accounts of all their respective wholly owned subsidiaries. Significant intercompany transactions have been eliminated in consolidation.

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

        Certain reclassifications of prior period data have been made to conform with the current period presentation. During the third quarter of 1998, Mode 1 classified a change in ownership interest in NEON as a gain in net income. Based upon new information regarding the start-up nature of NEON's operations, in the fourth quarter of 1998, the gain was reclassified to additional paid in capital. Amounts previously reported for the three-month and nine-month periods ended September 30, 1998 were net income of $5 million and a net loss of $6.7 million and earnings per common share of $0.04 and loss per common share of $0.05, respectively. The NU financial statements for the three-month and nine-month periods ended September 30, 1998, presented herein were restated as a result of this adjustment.

    B.  Regulatory Accounting and Assets

        Historically, the accounting policies of CL&P, PSNH, WMECO, and NAEC conformed to generally accepted accounting principles applicable to rate-regulated enterprises and reflected the effects of the ratemaking process in accordance with Statement of Financial Accounting Standards
        (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result of separate restructuring orders issued during the third quarter of 1999, CL&P and WMECO discontinued the application of SFAS No. 71 for the generation portion of their businesses.

        The accounting implication to CL&P's and WMECO's generation assets was to reclassify nuclear plant in excess of estimated fair market value from plant to regulatory assets. The book value of CL&P's and WMECO's nuclear assets exceed their estimated fair value by $1.686 billion and $330 million, respectively. These amounts are classified on the consolidated balance sheet as Recoverable Nuclear Costs. Also included in that line item for 1999 is $510 million, which includes Millstone 1 recoverable nuclear costs relating to the recoverable portion of the undepreciated plant and related balances (approximately $154 million) and the regulatory asset associated with the decommissioning and closure obligation (approximately $356 million).

        The restructuring orders in Connecticut and Massachusetts provide for the transmission and distribution business to continue to be cost-of-service based and also provide for a competitive transition assesment
        (CTA). Since the CTA will include recovery of the nuclear regulatory assets, CL&P and WMECO have recorded regulatory assets for the amount of the plant in excess of estimated fair market value. In Connecticut, the nuclear stranded costs related to Millstone 2 and 3 are anticipated to be collected through the CTA over the current remaining lives of the nuclear assets which end between the years 2015 through 2026.
        In Massachusetts, the nuclear stranded costs are anticipated to be collected through the CTA over 12 years.

        In addition, in the third quarter of 1999, CL&P recorded a charge to income of approximately $11 million for the write-off of its investment in certain capital expenditures at Millstone 2 and 3 as a result of specifically disallowed costs under the October 1, 1999 CL&P restructuring order. Additionally, WMECO recorded a charge to income of approximately $18 million for the disallowance of its equity return on the Millstone 1 nuclear regulatory assets and the disallowance of an equity return while Millstone 2 and 3 were not operating during the units' extended outages (see Note 3A).

        The following are the classes of utility plant, with the associated accumulated depreciation reserves, at September 30, 1999 and December 31, 1998, after taking into account the adjustments discussed above:


                                         Transmission   General
                                             and          and
                             Generation  Distribution  Intangible    Total

September 30, 1999:
Original cost                $5,628,106   $3,722,138    $461,383   $9,811,627
Less:  Accumulated
  depreciation
  reserve                     4,784,448    1,416,254     227,495    6,428,197
                             $  843,658   $2,305,884    $233,888   $3,383,430

December 31, 1998:
Original cost                $5,611,259   $3,628,044    $526,569   $9,765,872
Less:  Accumulated
  depreciation
  reserve                     2,651,607    1,378,121     194,688    4,224,416
                             $2,959,652   $2,249,923    $331,881   $5,541,456


        In July 1999, CL&P signed an agreement to sell their fossil-fueled generation assets in accordance with the applicable restructuring legislation. The sale is expected to close in the fourth quarter of 1999. As part of these restructuring orders, CL&P and WMECO will also divest of their nuclear assets (see Note 3B).

        WMECO's fossil-fueled generation assets were sold to Consolidated Edison Energy, Massachusetts, Inc. (CEEMI) on July 26, 1999 (see
        Note 3A).

        At this time management, continues to believe that the application of SFAS No. 71 for PSNH and NAEC remains appropriate. If the PSNH settlement is formally approved by the NHPUC and management determines the impacts of restructuring, then none of the NU system operating companies' generation businesses will be rate-regulated on a cost-of-service basis. The transmission and distribution business within each of the NU system operating companies' jurisdictions will continue to be rate-regulated on a cost-of-service basis and the current and future restructuring plans allow for the recovery of regulatory assets through this portion of their businesses.

2.  FUEL-PRICE AND INTEREST-RATE RISK-MANAGEMENT (NU, CL&P, NAEC)

    A.  Fuel-Price Risk-Management

        As of September 30, 1999, CL&P had outstanding derivative instruments used for fuel-price risk-management with a total notional value of approximately $344 million and a net positive mark-to-market position of approximately $11.5 million.

        The terms of CL&P's fuel-price risk-management agreements require CL&P to post cash collateral with its counterparties in the event of negative mark-to-market positions and lowered credit ratings. The collateral is actively managed and is returned to CL&P when the mark-to-market position sufficiently changes in CL&P's favor, when CL&P meets specified credit ratings or when an agreement ends and all open positions are properly settled. At September 30, 1999, cash collateral in the amount of approximately $9.3 million was posted under these agreements. This reflects that a portion of these outstanding derivative instruments remained in a negative mark-to-market position.

    B.  Interest-Rate Risk-Management

        As of September 30, 1999, NAEC had outstanding derivative instruments used for interest-rate risk-management with a total notional value of approximately $200 million and negative mark-to-market positions of approximately $.2 million.

3.  COMMITMENTS AND CONTINGENCIES (CL&P, PSNH, WMECO)

    A.  Restructuring

        CL&P: On October 1, 1999, the DPUC issued a final decision in the CL&P standard offer proceeding (the Decision). Standard offer service will be available to all customers in CL&P's service area beginning January 1, 2000, who choose to receive electric generation service through CL&P, or who do not, or are unable to, arrange for electric generation services with another supplier. Most of the components of the standard offer were cost-of-service based and previously included in the total regulated rate set when CL&P was a fully integrated utility. However, these rates were never unbundled.

        In its decision, the DPUC approved the recovery of most of CL&P's regulatory assets and the stranded costs associated with CL&P's nuclear investment. Additionally, CL&P's 1,670 MW of nuclear output is now being competitively bid. CL&P's ownership interests in the Millstone nuclear generating units are expected to be auctioned in 2000.

        The DPUC also established the methodology for setting CL&P's seven unbundled components of rates. The seven components are: transmission, distribution, energy conservation, renewable energy charge, systems benefits charge (SBC), CTA and generation service charge (GSC).

        On October 22, 1999, as amended on November 4, 1999, CL&P made a compliance filing which presented CL&P's implementation of the standard offer decision. It is expected that several items will be resolved through the compliance filing process.

        On November 3, 1999, CL&P announced the results of the auction for its standard offer service requirements. Two unaffiliated companies were awarded 50 percent of the total standard offer service contract for CL&P's standard offer service load. CL&P will procure the remaining 50 percent of their load from Select Energy. Rates for the CTA and the GSC will be set this fall after the close of this transaction, which is expected in the fourth quarter of 1999, after receiving DPUC and FERC approvals.

        In the third quarter, CL&P concluded the auction of its entitlements to Millstone 2 and 3 and Seabrook Station. As a result, in November 1999, prices were established for nuclear output from the Millstone units and Seabrook Station for a two-year term. Associated revenues are expected to recover nuclear operating costs, post-1997 capital additions and a return on remaining nuclear plant balances.

        PSNH: On August 2, 1999, NU, PSNH and the state of New Hampshire signed an "Agreement to Settle PSNH Restructuring" (the Agreement). Under the Agreement, PSNH expects to recover approximately $1.5 billion of stranded costs. The Agreement calls for PSNH to write off about $367 million (pre-tax) of its stranded costs (about $225 million after-tax). The Agreement is awaiting approval from the NHPUC. The NHPUC bifurcated the proceeding regarding the Agreement into two phases.
        The first phase allowed for the proponents of the Agreement to provide sufficient record for the NHPUC to compare the Agreement to a range of reasonable outcomes in the other associated dockets. On November 8, 1999, the NHPUC announced that the Commission had decided to move ahead with Phase II of the proceeding because the parties to the Agreement met their burden of proof that there is sufficient evidence that the Agreement may be later found to be in the public interest and in conformance with applicable New Hampshire law and statute.

        The second phase will allow the opponents of the Agreement to file testimony concerning the Agreement and then allow proponents to conduct discovery and to file rebuttal testimony. Testimony and discovery for Phase II is scheduled for November and December 1999 with hearings in January 2000. During the hearings for Phase I, the NHPUC determined that the Consolidated Edison merger (see Note 8) is relevant to the Agreement and intervening parties should have discovery in Phase II to evaluate the impact of the merger on the Agreement.

        WMECO: On September 17, 1999, the DTE issued its decision on WMECO's restructuring plan (the Plan). WMECO's Plan was submitted in response to the Massachusetts Electric Utility Restructuring Act, Chapter 164 of the Acts of 1997. Under the Plan, the DTE permitted WMECO to recover, as a stranded cost, the following:

        * Non-nuclear generation-related asset balance;
        * Nuclear generation-related assets; and
        * Its nuclear decommissioning costs, its "unavoidable" costs at Millstone Station, and costs for nuclear plant materials and supplies.

        The DTE also approved WMECO's requested 11 percent return on equity on its transition costs.

        In addition, the DTE approved the proposed sale of WMECO's Millstone assets with the Millstone assets of its affiliate, CL&P. However, the DTE disallowed any recovery of an equity return on the balance of WMECO's Millstone 1 net book value. The DTE also determined that WMECO should earn no equity return on its share of its Millstone 3 nuclear unit from the date of retail access (March 1, 1998) until the date it returned to service from its extended outage (July 15, 1998), and earn no equity return on its share of its Millstone 2 nuclear unit from the date of retail access until the date it returned to service (May 19, 1999).

        The DTE also found that all nuclear capital additions after 1991 must be reviewed for prudence before these costs can be certified as a stranded cost and securitized. The post-1991 capital additions will be adjudicated by the DTE in the second phase of the restructuring proceeding. Further, the DTE has directed the parties to initiate discussions to reach a settlement on this issue, and WMECO must issue a report to the DTE by December 1, 1999 on the progress of such discussions.

        The DTE allowed the recovery of above-market purchased power contract costs, and allowed the full recovery of the difference between the historical standard offer rate (2.8 cents/kWh in 1998 and 3.1 cents/kWh in 1999) and the cost to provide standard offer service to customers. On a going forward basis, however, WMECO is directed to obtain standard offer service through a competitive solicitation and charge customers for the cost of this service. Due to the legislatively mandated rate cap, charging standard offer service at the market rate may require adjusting downward the transition charge and/or establishing a deferral of certain costs.

        As required by the DTE, WMECO submitted a compliance filing on October 18, 1999. It is expected that several items will be resolved through the compliance filing process.

        Additionally, as a result of the fossil and hydroelectric generation assets sold to CEEMI on July 26, 1999, as part of WMECO's Plan, a gain of $21 million was recognized and regulatory assets were reduced by a corresponding amount.

    B.  Nuclear Auction

        On September 15, 1999, NU announced that the Millstone Station nuclear power plant assets of its subsidiaries, CL&P and WMECO, will be put up for auction as soon as practical.

        On November 8, 1999, CL&P filed its divestiture plan for the Millstone Station with the DPUC. Following regulatory approvals, the auction is expected to begin early next year with a successful bidder chosen by mid-2000. The plan calls for auctioning all three units at the station as a single package. CL&P and WMECO have joint ownership interests of 81 percent and 19 percent, respectively, in Millstone 1 and 2. CL&P, WMEC and PSNH have joint ownership interests of 52.93 percent, 12.24 percent and 2.85 percent, respectively, in Millstone 3. No NU subsidiary will participate as a bidder in the auction process.

        The 35.98 percent share of the Seabrook Nuclear Station in New Hampshire owned by NU's subsidiary, NAEC, may also be put up for public auction, however, no date is set at this time due to the ongoing settlement hearings. NU anticipates that CL&P's 4.06 percent share of Seabrook will also be sold in the auction.

    C.  Long-Term Contractual Arrangements - New Hampshire Electric Cooperative
        (NHEC)

        On September 30, 1999, PSNH and NHEC entered into a settlement that resolves all outstanding disputes between the parties, terminates the Amended Partial Requirements Agreement, provides for payments in liquidation of all contractual and stranded cost claims, and establishes a delivery charge for competitively procured power delivered by PSNH to NHEC. PSNH will receive an $18 million contract termination fee which will be used to reduce PSNH's stranded costs. The effective date of the settlement is January 1, 2000. Both the FERC and the NHPUC must take action to implement the settlement.


    D.  Long-Term Contractual Arrangements

        Select Energy maintains long-term agreements to purchase and sell both wholesale and retail energy in the normal course of business. The notional amounts of the purchase and sale contracts are $527.7 million and $644.2 million at September 30, 1999, respectively. These contracts extend through 2004 as follows (thousands of dollars):

                        Purchase         Sales
        Year            Contracts      Contracts

        2000            $460,213        $482,877
        2001              59,499          71,169
        2002               7,972          45,213
        2003                -             32,827
        2004                -             12,162
        Total           $527,684        $644,248


4.  COMPREHENSIVE INCOME (NU, CL&P, PSNH, WMECO)

    The total comprehensive income/(loss), which includes all comprehensive income items, for the NU system is as follows:

                               Nine Months Ended September 30,
                                    1999            1998
                                   (Thousands of Dollars)

    NU Consolidated              $ 50,008        $(13,463)
    CL&P                          (20,285)        (87,888)
    PSNH                           66,330          61,145
    WMECO                          17,843          (5,043)


5.  EARNINGS PER SHARE (NU)

    Basic earnings per share is computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilution effect if certain securities are converted into common stock.

    The following table sets forth the components of basic and diluted earnings per share:


    (Thousands of Dollars,             Nine Months Ended September 30,
    except per share data)                   1999            1998
    Income after interest charges         $ 67,435        $  5,530
    Preferred dividends of
      subsidiaries                          17,545          20,281
    Net income/(loss)                     $ 49,890        $(14,751)
    Basic EPS common shares
      outstanding (average)            131,317,964     130,462,708
    Dilutive effect of employee
      stock options                        462,353            -     (a)
    Diluted EPS common shares
      outstanding (average)            131,780,317     130,462,708
    Basic earnings/(loss) per share          $0.38          $(0.11)
    Diluted earnings/(loss) per share        $0.38          $(0.11) (a)

    (a) The addition of dilutive potential common shares would be anti-dilutive for the 1998 period shown and, therefore, is not included.


6.  SEGMENT INFORMATION (NU)

    Effective January 1, 1999, NU system companies adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The NU system is organized between regulated utilities and unregulated energy services. The regulated utilities segment represents approximately 88 percent of the NU system's total revenue and is comprised of several business units including: generation, transmission and distribution.

    The unregulated energy services segment in the following table includes:
    Select Energy, a corporation engaged in the marketing, transportation, storage and sale of energy commodities, at wholesale, in designated geographical areas and in the marketing of electricity to retail customers; NGC, a corporation that acquires and manages generation facilities; NGS, a corporation that will maintain and service any fossil or hydro facility that is acquired or contracted with for fossil or hydro generation services; and HEC, a provider of energy management, demand-side management and related consulting services for commercial, industrial and institutional electric companies and electric utility companies.

    Other in the following table includes the results for Mode 1, an investor in a fiber-optic communications network. Mode 1 had a net loss of approximately $3.9 million for the nine months ended September 30, 1999. Also included in Other is NU's investment in COE which has an investment in a foreign utility company. NU is in the process of selling COE. Interest expense included in Other primarily relates to the debt of NU parent. Inter-segment eliminations of revenues and expenses are also included in Other.

    Regulated utilities revenues primarily are derived from residential, commercial and industrial customers. The regulated utilities segment is not dependent on any single customer. The unregulated energy services segment has a major customer whose purchases represent approximately 52 percent of its total revenues for the nine months ended September 30, 1999.


                           For the Nine Months Ended September 30, 1999
                                        Unregulated
                           Regulated       Energy
(Thousands of Dollars)     Utilities      Services     Other         Total

Operating revenues        $ 2,926,379   $ 413,528    $(17,392)    $ 3,322,515
Operating expenses         (2,646,876)   (445,502)     26,537      (3,065,841)
Operating income/(loss)       279,503     (31,974)      9,145         256,674

Interest expense             (185,985)     (1,417)    (10,944)       (198,346)
Other income/(expense)         12,002        (701)     (2,194)          9,107
Preferred dividends           (17,545)          -           -         (17,545)
Net income/(loss)         $    87,975   $ (34,092)    $(3,993)    $    49,890
Total assets              $ 9,998,271   $ 196,855     $69,820     $10,264,946

    Prior to 1999, the NU system evaluated management performance using a cost-based budget, therefore business segment reporting on a comparative basis will not be available until the year 2000.


7.  MERGER AGREEMENT WITH YANKEE (NU)

    On October 12, 1999, Yankee shareholders approved the proposed merger. The proposed merger is still awaiting regulatory approval. NU expects the transaction to close in early to mid-year 2000.


8.  SUBSEQUENT EVENTS

    A.  Merger Agreement with Consolidated Edison (All Companies)

        On October 13, 1999, NU and Consolidated Edison announced that they have agreed to a merger to combine the two companies. The shareholders of NU will receive $25 per share in a combination of cash and Consolidated Edison common stock.

        NU shareholders also have the right to receive an additional $1 per share if a definitive agreement to sell its interests (other than those held by its New Hampshire subsidiary) in Millstone 2 and 3 is entered into and recommended by the Utility Operations and Management Unit of the DPUC on or prior to the later of December 31, 2000 or the closing of the merger. Further, the value of the amount of cash or stock to be received by NU shareholders is subject to increase by an amount of $0.0034 per share per day for each day that the transaction does not close after August 5, 2000.

        Upon completion of the merger, NU will become a wholly owned subsidiary of Consolidated Edison. The purchase is subject to the approval of the shareholders of both companies and several regulatory agencies. The companies anticipate that these regulatory procedures can be completed in 12 to 18 months from the date of the announcement.

        For further information regarding this matter, see NU Form 8-K dated October 13, 1999, Item 5. Other Events, (a).

    B.  Joint Owner Litigation Settlement (Settlement) (NU, CL&P, WMECO)

        The non-NU joint owners of Millstone 3 filed demands for arbitration with CL&P and WMECO as well as lawsuits in Massachusetts Superior Court against NU and its current and former Trustees related to the companies' operation of Millstone 3. On October 27, 1999, NU and its subsidiaries, CL&P and WMECO, agreed in principle to settle with two of the joint owners, who own approximately 51 percent of the non-NU percentage of Millstone 3.

        As of September 30, 1999, no amounts have been recorded as an obligation. The Settlement provides for the payment to the claimants of approximately $31.5 million and contingent payments dependent upon future events and circumstances which NU cannot currently predict. The impact of the Settlement will be recognized for financial reporting purposes in the fourth quarter. Arbitration and litigation claims, totaling approximately $150 million, remain outstanding for the non-NU joint owners who have not agreed to settle.

        For further information regarding the Settlement, see NU the Form 8-K dated October 27, 1999, Item 5. Other Events, (a).


                       PART II.        OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

1. NRC Office of Investigations and U.S. Attorney Investigations and Related Matters

    (NU) On September 27, 1999, NUSCO pled guilty to six counts of violating the federal Clean Water Act at the Millstone and Devon Facilities. On the same date, NNECO pled guilty to 19 counts of violating the Atomic Energy Act by submitting false and inaccurate operator license applications to the NRC. Each company was ordered to pay a $3.35 million fine and was placed on probation for three years. Each company also agreed to make $1.65 million in non-deductible charitable contributions. NU, NUSCO and NNECO also entered into a compliance agreement with the EPA under which they will implement an environmental management system for all operational NU facilities. This resolves all pending federal criminal investigations of NU system companies.

    For more information regarding this matter, see "Part I, Item 3 - Legal Proceedings" in NU's 1998 Annual Report on Form 10-K.

2.  Shareholder Lawsuits - Proposed Merger with Consolidated Edison.

    (NU) On October 13, 1999, a NU shareholder class action complaint was filed in New York Supreme Court for the County of New York. An additional class action complaint was filed with the same court on October 18, 1999. The complaints name as defendants NU and ten individual Trustees of NU.

    The complaints allege that the defendant Trustees of NU breached their duties to NU's shareholders by agreeing to be acquired by Consolidated Edison without fully considering other possible offers for NU. The plaintiffs seek equitable relief, including an order that NU consider other offers for NU. The plaintiffs also seek to recover costs and attorneys' fees incurred in this action. NU intends to vigorously oppose the complaints.

    For more information regarding this matter, see NU's Current Report on Form 8-K dated October 13, 1999, File No. 1-5324.

3.  Joint Owner Litigation Settlement

    (NU, CL&P, WMECO) On October 27, 1999, NU and its subsidiaries CL&P and WMECO agreed in principle with New England Power Company (NEP), a subsidiary of New England Electric System and Montaup Electric Company
    (MEC), a subsidiary of Eastern Utilities Associates, to settle various arbitration and litigation claims arising out of the operation of the Millstone 3 nuclear power plant.

    For more information regarding this matter, see NU's Current Report on Form 8-K dated October 27, 1999, File No. 1-5324.

ITEM 5. OTHER INFORMATION

1.  NRC - Section 2.206 Petitions - Connecticut Yankee nuclear plant

    (NU, CL&P, PSNH, WMECO) On September 9, 1999, the NRC issued a final decision on a petition filed in March 1997 by the Citizens Awareness Network and others seeking enforcement action and the placement of certain restrictions on decommissioning activities at CY. The NRC's decision relied on a previous NRC enforcement action issued to CY as the basis for partially granting the petitioners' requests, and denied that aspect of the petition which sought imposition of a civil monetary penalty for radiation protection issues at the plant. In September 1997, the NRC issued a partial decision which denied the petitioners' requests that CY be placed on the NRC's Watch List and that decommissioning activities at the plant be delayed for six months.

    For more information regarding this matter, see "Part I, Item 3 - Legal Proceedings" in NU's 1997 Annual Report on Form 10-K.

2.  FERC - Holyoke Water Power Company

    (NU) On August 20, 1999, FERC issued a new forty-year license to HWP, a wholly owned subsidiary of NU, for the Holyoke hydroelectric project. HWP was the successful applicant in a contested license application for the project, winning over co-applicants the City of Holyoke Gas and Electric Department, the Massachusetts Municipal Wholesale Electric Company and the Ashburnham Municipal Light Plant. HWP has appealed various aspects of the license, including certain environmental conditions with both FERC and the Massachusetts Department of Environmental Protection. HWP also requested that the FERC stay contested state and federal license conditions pending state and federal appeals.

    Various other parties also requested a rehearing by the FERC of certain aspects of the licensing decision. The FERC granted the rehearing requests on October 13, 1999.

    For more information regarding this matter, see "Part I, Item 1 - Business
    - Other Regulatory and Environmental Matters - FERC Hydro Project Licensing" in NU's 1998 Annual Report on Form 10-K.

3.  WMECO's Fuel Charge

    (WMECO) On August 31, 1999, the DTE issued its decision in WMECO's pending fuel charge proceeding. When the fuel charge was terminated in Massachusetts in March 1998, WMECO had a net under-recovery of approximately $23 million. This amount included an over-recovery of approximately $1.5 million for the month of March 1998 resulting from a DTE directive on rate restructuring transition. The DTE ordered
    (1) the $1.5 million plus interest be returned to rate payers in October, November and December 1999 and (2) the remainder of the under-recovery ($24.5 million) would be resolved in WMECO's outstanding generating unit performance proceedings.

    For more information regarding this matter, see "Part I, Item 1 - Business
    - Massachusetts Restructuring" in NU's 1998 Annual Report on Form 10-K.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Listing of Exhibits

    Exhibit No.     Description

       10.1         Agreement and Plan of Merger (See Exhibit 1 to
                    NU's Current Report on Form 8-K dated October 13, 1999, File No. 1-5324).
       10.2 Amendment to Rights Agreement (See Exhibit 3 to NU's Current Report on Form 8-K dated October 13, 1999, File No. 1-5324).
       10.3         Amendment to Special Severance Program
       10.4         Amendment to Employment Agreement
       10.5         Amendment to Employment Agreement
       15           Arthur Andersen LLP Letter Regarding Unaudited
                    Financial Information
       27.1         NU Financial Data Schedule
       27.2         CL&P Financial Data Schedule
       27.3         PSNH Financial Data Schedule
       27.4         WMECO Financial Data Schedule
       27.5         NAEC Financial Data Schedule

(b) Reports on Form 8-K:

    NU filed a Form 8-K dated September 14, 1999, disclosing:

    * On September 14, 1999, the NU Board of Trustees approved the payment of the NU's first common stock dividend since March 1997.

    NU, CL&P, PSNH, and WMECO filed Form 8-Ks dated September 14, 1999 disclosing:

    * On September 15, 1999, NU announced that the Millstone Station nuclear power plant assets of its subsidiaries, CL&P and WMECO, will be put up for public auction as soon as practical. The 35.98 percent share of the Seabrook Nuclear Station in New Hampshire owned by NU's subsidiary NAEC also will be put up for public auction.

    NU filed a Form 8-K dated October 13, 1999, disclosing:

    * On October 13, 1999, NU and Consolidated Edison announced that they have agreed to a merger to combine the two companies.

    * On October 13, 1999, a NU shareholder class action complaint was filed in New York Supreme Court for the County of New York. An additional class action complaint was filed with the same court on October 18, 1999. The complaints name as defendants NU and ten individual Trustees of NU.


    NU, CL&P and WMECO filed Form 8-Ks dated October 27, 1999, disclosing:

    * On October 27, 1999, NU and its subsidiaries, CL&P and WMECO, agreed to settle various arbitration and litigation claims arising out of the operation of the Millstone 3 nuclear power plant.



                                SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                   NORTHEAST UTILITIES
                                                         Registrant



Date:  November 10, 1999               By      /s/ John H. Forsgren
                                                   John H. Forsgren
                                                   Executive Vice President
                                                   and Chief Financial Officer



Date:  November 10, 1999               By     /s/ John J. Roman
                                                  John J. Roman
                                                  Vice President and Controller



                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   THE CONNECTICUT LIGHT AND POWER COMPANY
                                                   Registrant



Date:  November 10, 1999              By      /s/ Randy A. Shoop
                                                  Randy A. Shoop
                                                  Treasurer



Date:  November 10, 1999              By      /s/ John P. Stack
                                                  John P. Stack
                                                  Controller


                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
                                                   Registrant



Date:  November 10, 1999              By      /s/ David R. McHale
                                                  David R. McHale
                                                  Vice President and Treasurer



Date:  November 10, 1999              By      /s/ John J. Roman
                                                  John J. Roman
                                                  Vice President and Controller



                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      WESTERN MASSACHUSETTS ELECTRIC COMPANY
                                                   Registrant



Date:  November 10, 1999              By      /s/ David R. McHale
                                                  David R. McHale
                                                  Vice President and Treasurer



Date:  November 10, 1999              By      /s/ John J. Roman
                                                  John J. Roman
                                                  Vice President and Controller


                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                     NORTH ATLANTIC ENERGY CORPORATION
                                                  Registrant



Date:  November 10, 1999              By      /s/ David R. McHale
                                                  David R. McHale
                                                  Vice President and Treasurer



Date:   November 10, 1999             By      /s/ John J. Roman
                                                  John J. Roman
                                                  Vice President and Controller







                                                                   EXHIBIT 10.3




               SECOND AMENDMENT TO SPECIAL SEVERANCE PROGRAM
           FOR OFFICERS OF NORTHEAST UTILITIES SYSTEM COMPANIES


The Special Severance Program for Officers of Northeast Utilities System Companies, as amended, is further amended, effective September 14, 1999, by amending Section III(a) to read in its entirety as follows:

     (a) Benefits Following Termination Upon a Change of Control. So long as a Participant executes a written release substantially in the form of Annex 2 hereto, upon such Participant's Termination upon a Change of Control,
(i) the Company will pay to Participant, in a single cash payment within 30 days after the later of the Termination Date and the date the Participant executes such release, an amount equal to two times the Participant's Base Compensation, (ii) each of the Participants, his or her eligible spouse and dependents shall be eligible for a continuation of all employee health plan benefits as then in effect for such persons, as if the Participant had remained actively employed by the Company, such benefits to continue until the earlier of two years following the Termination Date or the date such person has coverage through another group health plan or plans and to count as "continuation coverage" pursuant to the requirements of Section 4980B of the Code, (iii) if as of the Termination Date the Participant has attained at least age 50, and the sum of the Participant's age and credited service under the Company's Retirement Plan in whole months equals or exceeds 65 years, the Participant shall be eligible for benefits under the Company's retiree health plan beginning at age 55, with cost sharing under such plan based on the greater of age 55 or Participant's actual age on the Termination Date, and Participant shall, as of the expiration of the benefits continuation period provided for in (ii) above, be eligible to purchase health benefits at COBRA rates until Participant attains age 55, at which time Participant shall be eligible for benefits under the Company's retiree health plan, (iv) if as of the Termination Date the Participant has attained at least age 50 and the sum of the Participant's age and credited service under the Company's Retirement Plan in whole months equals or exceeds 65 years, the Participant shall be entitled to the Make-Whole Benefit under the Supplemental Executive Retirement Plan for Officers of Northeast Utilities System Companies, if any, commencing the first day of any month following the Termination Date, whether or not the Participant has then satisfied the requirements for early, normal, or deferred retirement under the Company's Retirement Plan, using the Termination Date as the "date of retirement" contemplated by Section IV(b) of the Supplemental Plan, and the reduction to reflect early commencement of such Benefit shall be 2% for each year younger than age 65 to age 60, if applicable, 3% for each year younger than age 60 to age 55 and 4% for each year younger than 55, unless actuarial reduction factors more favorable to Participant are adopted in the Retirement Plan, in which case those factors shall apply, and (v) on such Participant's Termination Date, all performance share units, stock options or restricted shares previously granted to the Participant, to the extent not already vested prior to the Termination Date, shall be fully vested and exercisable or paid as if the Participant had remained actively employed by the Company, including the right of exercise, where appropriate, within 36 months after the Termination Date; provided, however, that the performance share units shall be paid as if the Company had met all performance targets during the applicable performance period.



                                                                  EXHIBIT 10.4



              AMENDMENT TO EMPLOYMENT AGREEMENT


This Amendment, dated as of September 14, 1999, is to the Employment Agreement, dated as of February 1, 1996, as amended, (the "Agreement") by and between Northeast Utilities Service Company (the "Company") and John H. Forsgren ("Executive"), as amended.

In consideration of Executive's continued employment by the Company, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by the parties, the Company and Executive agree that
Section 5.4(b)(vi) of the Agreement is amended to read in its entirety as follows:

          (vi) Under the Supplemental Plan, Executive shall be entitled to receive a Target Benefit and a Make-Whole Benefit commencing the first day of any month following Executive's Termination, whether or not Executive has then satisfied the requirements for early, normal or deferred retirement under, or is then entitled to receive a vested benefit under, the Company's Retirement Plan, using the Termination Date as the "date of retirement" contemplated by Section IV(b) of the Supplemental Plan; Executive's years of service with the Company through the 24th month following the Termination Date shall be taken into account in determining the amount of the Target Benefit and the Make-Whole Benefit and 24 months shall be added to Executive's age for purposes of determining the reduction in such Benefits, if any, to reflect early commencement, utilizing the early commencement factor for Executive's age and years of service, each as so modified, set forth in the Company's Retirement Plan as in effect on the Termination Date; and

IN WITNESS WHEREOF, the undersigned, intending to be legally bound, have executed this Amendment as of the date first above written.



NORTHEAST UTILITIES SERVICE COMPANY



By /s/ John H. Forsgren
       Its Executive




                                                                   EXHIBIT 10.5



                    AMENDMENT TO EMPLOYMENT AGREEMENT


This Amendment, dated as of September 14, 1999, is to the Employment Agreement, dated as of February 25, 1997, as amended, by and between Northeast Utilities Service Company (the "Company") and Cheryl W. Grise ("Executive"), as amended.

In consideration of Executive's continued employment by the Company, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by the parties, the Company and Executive agree as follows:

A.  That Section 5.4(b)(vi) is amended to read in its entirety as follows:

    (vi) Under the Supplemental Plan, Executive shall be entitled to receive a Target Benefit and a Make-Whole Benefit commencing the first day of any month following Executive's Termination, whether or not Executive has then satisfied the requirements for early, normal or deferred retirement under, or is then entitled to receive a vested benefit under, the Company's Retirement Plan, using the Termination Date as the "date of retirement" contemplated by
Section IV(b) of the Supplemental Plan; Executive's years of service with the Company through the 24th month following the Termination Date shall be taken into account in determining the amount of the Target Benefit and the Make-Whole Benefit and 24 months shall be added to Executive's age for purposes of determining the reduction in such Benefits, if any, to reflect early commencement, utilizing the early commencement factor for Executive's age and years of service, each as so modified, set forth in the Company's Retirement Plan as in effect on the Termination Date or, if there is no such factor for Executive's age as so modified as of the Termination Date, a full actuarial reduction for Executive's age as so modified, as determined by the enrolled actuary for the Retirement Plan; and

B. That the first two sentences of Section 6.4(a) are amended to read in their entirety as follows:

Under the Supplemental Plan, Executive shall be entitled to a Target Benefit and a Make-Whole Benefit commencing as provided below with an actuarial reduction in the event the Target Benefit and Make-Whole Benefit commence prior to age 65 (age 60 if Executive has attained age 60 and completed at least 30 years of service at the Termination Date), whether or not Executive has then satisfied the requirements for early, normal or deferred retirement under, or is then entitled to receive a vested benefit under the Company's Retirement Plan or has attained age 60, using the Termination Date as the "date of retirement" contemplated by Section IV(b) of the Supplemental Plan. The actuarial reduction shall be 2% for each year younger than age 65 to age 60, if applicable, 3% for each year younger than age 60 to age 55 and 4% for each year younger than 55, unless actuarial reduction factors more favorable to Executive are adopted in the Retirement Plan, in which case those factors shall apply.

C.  That Section 6.4 (b) is amended to read in its entirety as follows:

Executive's age and years of service with the Company through the 36th month following the Termination Date shall be taken into account in determining Executive's eligibility for benefits under the Company's retiree health plan. Cost sharing under the Company's retiree health plan shall be based on the greater of age 55 or the Executive's actual age on the Termination Date. If the additional 36 months of age and service do not qualify Executive to receive benefits under the Company's retiree health plan, Executive shall, as of the expiration of the benefits continuation period provided for in Section 6.3, be eligible to purchase health benefits at COBRA rates until Executive attains age 55, at which time Executive shall be eligible for benefits under the Company's retiree health plan.

IN WITNESS WHEREOF, the undersigned, intending to be legally bound, have executed this Amendment as of the date first above written.



NORTHEAST UTILITIES SERVICE COMPANY




By /s/ Cheryl W. Grise
       Its Executive








                                                            Exhibit 15






November 10, 1999


To Northeast Utilities:


We are aware that Northeast Utilities has incorporated by reference in its Registration Statements No. 33-34622, No. 33-40156, No. 33-44814, No. 33-63023,
No. 33-55279, No. 33-56537, No. 333-52413,  No. 333-52415, No. 001-05324, and
No. 333-85613, its Form 10-Q for the quarter ended September 30, 1999, which includes our report dated November 10, 1999 covering the unaudited interim financial information contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.




Very truly yours,


/s/ Arthur Andersen LLP
    Arthur Andersen LLP