Form 10-K
period 1999-12-31
NORTHEAST UTILITIES SYSTEM; CONNECTICUT LIGHT & POWER CO; WESTERN MASSACHUSETTS ELECTRIC CO; PUBLIC SERVICE CO OF NEW HAMPSHIRE; NORTH ATLANTIC ENERGY CORP /NH
filed 2000-03-27
CIK 72741, 23426, 106170, 315256, 880416

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1999
                                            -----------------

                                       OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from         to
                                             -------    -------

Commission           Registrant; State of Incorporation;       I.R.S. Employer
File Number             Address; and Telephone Number        Identification No.
-----------          -----------------------------------     ------------------

1-5324        NORTHEAST UTILITIES                                04-2147929
              (a Massachusetts voluntary assocation)
              174 Brush Hill Avenue
              West Springfield, Massachusetts 01090-2010
              Telephone:  (413) 785-5871

0-11419       THE CONNECTICUT LIGHT AND POWER COMPANY            06-0303850
              (a Connecticut corporation)
              107 Selden Street
              Berlin, Connecticut 06037-1616
              Telephone:  (860) 665-5000

1-6392        PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE            02-0181050
              (a New Hampshire corporation)
              1000 Elm Street
              Manchester, New Hampshire 03105-0330
              Telephone:  (603) 669-4000

0-7624        WESTERN MASSACHUSETTS ELECTRIC COMPANY             04-1961130
              (a Massachusetts corporation)
              174 Brush Hill Avenue
              West Springfield, Massachusetts 01090-2010
              Telephone:  (413) 785-5871

33-43508      NORTH ATLANTIC ENERGY CORPORATION                  06-1339460
              (a New Hampshire corporation)
              1000 Elm Street
              Manchester, New Hampshire 03105-0330
              Telephone:  (603) 669-4000

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange
Registrant            Title of Each Class         on Which Registered
----------            -------------------         ---------------------

Northeast Utilities   Common Shares,              New York Stock Exchange, Inc.
                      $5.00 par value

The Connecticut       9.3% Cumulative             New York Stock Exchange, Inc.
Light and Power       Monthly Income
Company               Preferred Securities Series A (1)

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

Public Service Company        Preferred Stock, par value $25.00 per share,
 of New Hampshire             issuable in series, of which the following series
                              is outstanding:

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

                              Yes  X             No
                                  ---               ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Northeast Utilities' Common Share, $5.00 Par Value, held by nonaffiliates, was $2,584,522,278 based on a closing sales price of $18.815 per share for the 137,383,244 common shares outstanding on February 29, 2000. Northeast Utilities holds all of the 12,222,930 shares, 1,000 shares, 1,072,471 shares and 1,000 shares of the outstanding common stock of The Connecticut Light and Power Company, Public Service Company of New Hampshire, Western Massachusetts Electric Company, and North Atlantic Energy Corporation, respectively.

Documents Incorporated by Reference:

                                                        Part of Form 10-K
                                                       into Which Document
Description                                              is Incorporated
-----------                                            -------------------

Portions of Annual Reports to Shareholders of the following companies for the year ended
December 31, 1999:

   Northeast Utilities                                       Part II
   The Connecticut Light and Power Company                   Part II
   Public Service Company of New Hampshire                   Part II
   Western Massachusetts Electric Company                    Part II
   North Atlantic Energy Corporation                         Part II

Portions of the Northeast Utilities Proxy
Statement dated March 31, 2000                               Part III





                               GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report:

COMPANIES

NU................................... Northeast Utilities
CL&P................................. The Connecticut Light and Power Company
Charter Oak or COE................... Charter Oak Energy, Inc.
WMECO................................ Western Massachusetts Electric Company
HWP.................................. Holyoke Water Power Company
NUSCO or the Service Company......... Northeast Utilities Service Company
NNECO................................ Northeast Nuclear Energy Company
NAEC................................. North Atlantic Energy Corporation
NAESCO or North Atlantic............. North Atlantic Energy Service Corporation
PSNH................................. Public Service Company of New Hampshire
RRR.................................. The Rocky River Realty Company
Select Energy........................ Select Energy, Inc.
Mode 1............................... Mode 1 Communications, Inc.
HEC.................................. HEC Inc.
Quinnehtuk........................... The Quinnehtuk Company
The NU system........................ The Northeast Utilities System
CYAPC................................ Connecticut Yankee Atomic Power Company
MYAPC................................ Maine Yankee Atomic Power Company
VYNPC................................ Vermont Yankee Nuclear Power Corporation
YAEC................................. Yankee Atomic Electric Company
The Yankee Companies................. CYAPC, MYAPC, VYNPC, and YAEC

GENERATING UNITS

Millstone 1.......................... Millstone Unit No. 1, a 660 MW nuclear unit completed in 1970
Millstone 2.......................... Millstone Unit No. 2, an 870 MW nuclear electric generating unit completed
                                      in 1975
Millstone 3.......................... Millstone Unit No. 3, a 1,154 MW nuclear electric generating unit completed
                                      in 1986
Seabrook or Seabrook 1............... Seabrook Unit No. 1, a 1,148 MW nuclear electric generating unit completed
                                      in 1986.  Seabrook 1 went into service
                                      in 1990.

REGULATORS

DOE.................................. U.S. Department of Energy
DTE.................................. Massachusetts Department of
                                      Telecommunications and Energy
DPUC................................. Connecticut Department of Public Utility
                                      Control
MDEP................................. Massachusetts Department of Environmental
                                      Protection
CDEP................................. Connecticut Department of Environmental
                                      Protection
EPA.................................. U.S. Environmental Protection Agency
FERC................................. Federal Energy Regulatory Commission
NHDES................................ New Hampshire Department of Environmental
                                      Services
NHPUC................................ New Hampshire Public Utilities Commission
NRC.................................. Nuclear Regulatory Commission
SEC.................................. Securities and Exchange Commission

OTHER

1935 Act............................. Public Utility Holding Company
                                      Act of 1935
CAAA................................. Clean Air Act Amendments of 1990
DSM.................................. Demand-Side Management
Energy Act........................... Energy Policy Act of 1992
EWG.................................. Exempt wholesale generator
EAC.................................. Energy Adjustment Clause (CL&P)
FAC.................................. Fuel Adjustment Clause (CL&P)
FPPAC................................ Fuel and purchased-power adjustment clause (PSNH)
FUCO................................. Foreign utility company
GUAC................................. Generation Utilization Adjustment Clause
                                      (CL&P)
IRM.................................. Integrated resource management
kWh.................................. Kilowatt-hour
MW................................... Megawatt
NBFT................................. Niantic Bay Fuel Trust, lessor of nuclear fuel used by CL&P and WMECO
NEPOOL............................... New England Power Pool
NUGs................................. Nonutility generators
NUG&T................................ Northeast Utilities Generation and
                                      Transmission Agreement
QF................................... Qualifying facility




                               NORTHEAST UTILITIES
                     THE CONNECTICUT LIGHT AND POWER COMPANY
                     PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
                      WESTERN MASSACHUSETTS ELECTRIC COMPANY
                        NORTH ATLANTIC ENERGY CORPORATION

                           1999 Form 10-K Annual Report
                                Table of Contents

                                     PART I
                                                                           Page

Item 1.  Business.......................................................     1

     The Northeast Utilities System.....................................     1

     Safe Harbor Statement..............................................     2

     Mergers and Acquisitions...........................................     3
         Consolidated Edison, Inc. Merger...............................     3
         Yankee Energy System, Inc. Merger..............................     5

     Rates and Electric Industry Restructuring..........................     5

         General........................................................     5
         Connecticut Rates and Restructuring............................     6
         Massachusetts Rates and Restructuring..........................     7
         New Hampshire Rates and Restructuring..........................     8

     Competitive System Businesses......................................     9

         Energy-Related Products and Service and Gas Investments........     9
         Electric Generation and Services...............................    11
         Energy Management Services.....................................    11
         Telecommunications.............................................    12

     Financing Program..................................................    13

         1999 Financings................................................    13
         2000 Financing Requirements....................................    14
         2000 Financing Plans...........................................    14
         Financing Limitations..........................................    15

     Construction Program...............................................    19

     Regulated Electric Operations......................................    19

         Distribution and Sales.........................................    20
         Regional and System Coordination...............................    21
         Transmission Access and FERC Regulatory Changes................    21

     Nuclear Generation.................................................    21

         General........................................................    21
         Nuclear Plant Performance......................................    23
         Nuclear Insurance..............................................    24
         Nuclear Fuel...................................................    24
         Decommissioning................................................    26

     Other Regulatory and Environmental Matters.........................    29

         Environmental Regulation.......................................    29
         Electric and Magnetic Fields...................................    32
         FERC Hydroelectric Project Licensing...........................    32

     Employees..........................................................    33

     Year 2000..........................................................    33

Item 2.  Properties.....................................................    34

Item 3.  Legal Proceedings..............................................    39

Item 4.  Submission of Matters to a Vote of Security Holders............    42

                                    PART II

Item 5.  Market for Registrants' Common Equity and Related
         Shareholder Matters............................................    42

Item 6.  Selected Financial Data........................................    42

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................    43

Item 7A. Quantitative and Qualitative Disclosures About
         Market Risk....................................................    43

Item 8.  Financial Statements and Supplementary Data....................    44

Item 9.  Changes in Disagreements with Accountants on
         Accounting and Financial Disclosure............................    44

                                    PART III

Item 10. Directors and Executive Officers of the Registrants............    45

Item 11. Executive Compensation.........................................    50

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.....................................................    61

Item 13. Certain Relationships and Related Transactions.................    63

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K...........................................    64



                                NORTHEAST UTILITIES
                      THE CONNECTICUT LIGHT AND POWER COMPANY
                      PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
                       WESTERN MASSACHUSETTS ELECTRIC COMPANY
                         NORTH ATLANTIC ENERGY CORPORATION


                                       PART I

ITEM 1.  BUSINESS

                            THE NORTHEAST UTILITIES SYSTEM

     Northeast Utilities (NU) is the parent company of the Northeast Utilities system (the NU system). The NU system furnishes franchised retail electric service in Connecticut, New Hampshire and western Massachusetts through three of NU's wholly owned subsidiaries (The Connecticut Light and Power Company [CL&P], Public Service Company of New Hampshire [PSNH] and Western Massachusetts Electric Company [WMECO]) and to a limited number of customers through another wholly owned subsidiary, Holyoke Water Power Company (HWP). The NU system serves approximately 30 percent of New England's electric needs and is one of the 20 largest electric utility systems in the country as measured by revenues.

     NU, through its wholly owned subsidiary, NU Enterprises, Inc. (NUEI), owns a number of competitive energy and telecommunications related businesses, including Northeast Generation Company (NGC), Northeast Generation Services Company (NGS), Select Energy, Inc. (Select Energy), HEC Inc. (HEC), Mode 1 Communications, Inc. (Mode 1) and Select Energy Portland Pipeline, Inc. (SEPPI). For information regarding the activities of these subsidiaries, see "Competitive System Businesses."

     North Atlantic Energy Corporation (NAEC) is a wholly owned special-purpose operating subsidiary of NU that owns a 35.98 percent interest in the Seabrook nuclear generating facility (Seabrook) in Seabrook, New Hampshire, and sells its share of the capacity and output from Seabrook to PSNH under two life-of-unit, full-cost recovery contracts (Seabrook Power Contracts).

     Several wholly owned subsidiaries of NU provide support services for the NU system companies and, in some cases, for other New England utilities. Northeast Utilities Service Company (NUSCO) provides centralized accounting, administrative, information technology, engineering, financial, legal, operational, planning, purchasing, and other services to the NU system companies. North Atlantic Energy Service Corporation (NAESCO) has operational responsibility for Seabrook. Northeast Nuclear Energy Company (NNECO) acts as agent for the NU system companies in operating the Millstone nuclear generating units (Millstone) in Waterford, Connecticut. Three other subsidiaries construct, acquire or lease some of the property and facilities used by the NU system companies.

     The NU system is regulated in virtually all aspects of its business by various federal and state agencies, including the Securities and Exchange Commission (SEC), the Federal Energy Regulatory Commission (FERC), the Nuclear Regulatory Commission (NRC) and various state and/or local regulatory authorities with jurisdiction over the industry and the service areas in which each company operates, including the Connecticut Department of Public Utility Control (DPUC), the New Hampshire Public Utilities Commission (NHPUC) and the Massachusetts Department of Telecommunications and Energy (DTE). In recent years, there has been significant activity at both the legislative and regulatory levels to change the nature of regulation of the industry. For more information regarding these restructuring initiatives, see "Rates and Electric Industry Restructuring" and "Regulated Electric Operations."

     SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), NU and its reporting subsidiaries are hereby filing cautionary statements identifying important factors that could cause NU or its subsidiaries' actual results to differ materially from those projected in forward looking statements (as such term is defined in the Reform Act) made by or on behalf of NU or its subsidiaries in this combined Form 10-K, in any subsequent filings with the SEC, in presentations, in response to questions, or otherwise. Any statements that express or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events, or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, outlook) are not statements of historical facts and may be forward looking. Forward looking statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in the forward looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause NU or its subsidiaries' actual results to differ materially from those contained in forward looking statements of NU or its subsidiaries made by or on behalf of NU or its subsidiaries.

     Any forward looking statement speaks only as of the date on which such statement is made, and NU and its subsidiaries undertake no obligation to update any forward looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward looking statements; however, NU and its subsidiaries are required by law to update and disclose any material developments related to previously disclosed information or to correct any material statement made in this report and in all future reports that turns out to be false.

      Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward looking statements include prevailing governmental policies and regulatory actions, including those of the SEC, the NRC, the FERC, and state regulatory agencies, with respect to allowed rates of return, industry and rate structure, operation of nuclear power facilities, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased-power costs, stranded costs, decommissioning costs, and present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs).

     The business and profitability of NU and its subsidiaries are also influenced by economic and geographic factors including political and economic risks, changes in environmental and safety laws and policies, weather conditions (including natural disasters), population growth rates and demographic patterns, competition for retail and wholesale customers, pricing and transportation of commodities, market demand for energy from plants or facilities, changes in tax rates or policies or in rates of inflation, changes in project costs, unanticipated changes in certain expenses and capital expenditures, capital market conditions, competition for new energy development opportunities, and legal and administrative proceedings (whether civil or criminal) and settlements.

All such factors are difficult to predict, contain uncertainties which may materially affect actual results and are beyond the control of NU or its subsidiaries.

                              MERGERS AND AQUISITIONS

CONSOLIDATED EDISON, INC. (CON EDISON) MERGER

     On October 13, 1999, NU and Con Edison agreed to a merger to combine the two companies. Assuming the merger closes on December 31, 2000, and NU meets the nuclear divestiture condition discussed below, Con Edison will pay approximately $3.8 billion for all the common shares of NU. In addition, Con Edison will assume NU's debt, capitalized leases and preferred securities which totaled $3.7 billion as of December 31, 1999. As of the present time, however, NU and Con Edison are attempting to achieve a closing in July 2000.

     Under the agreement, Con Edison will pay a base price of $25 for each share of NU in a combination of cash and Con Edison common stock. NU shareholders will receive an additional $1 per share in value if definitive agreements to sell CL&P's and WMECO's interests in Millstone 2 and 3 are entered into and recommended by the Utility Operations and Management Unit of the DPUC on or prior to the later of December 31, 2000, or the closing of the merger (the divestiture condition). If the merger closes before the divestiture condition is met, NU shareholders still will receive the additional $1 per share if the divestiture condition is met prior to December 31, 2000. Further, the value of the amount of cash or stock to be received by NU shareholders will increase by $0.0034 per share per day, or about 10 cents per month, for each day that the transaction does not close after August 5, 2000.

     NU shareholders will have the right to elect either cash or stock, but their elections are subject to proration if the cumulative elections exceed 50 percent in either cash or stock. NU shareholders who elect to receive stock will receive a number of shares of Con Edison stock based on the average trading price of Con Edison shares, determined pursuant to a formula, during a fixed period prior to the closing (pricing period).

     The merger price is subject to a trading price collar on Con Edison's share price of between $36 and $46. Assuming the divestiture condition is satisfied, a Con Edison average stock price within the collar and a year end 2000 closing, the total value of Con Edison common stock received by the NU shareholders for each NU share will be $26.50. However, if the average price of Con Edison stock is below $36 per share during the pricing period, the stock component of the transaction will decline in value. For example, assuming a shareholder receives 50 percent stock and 50 percent cash, for each $1 below $36 that Con Edison averages during the pricing period, the total value of each NU share will decline by approximately 37 cents per share. Conversely, for each $1 above $46 that Con Edison averages during the pricing period, the value of the transaction to that NU shareholder grows by approximately 29 cents per share.

     Ultimately the value of the transaction to NU shareholders depends on NU's ability to satisfy the divestiture condition, the actual timing of the closing, and the average price of Con Edison shares during the pricing period.

     On July 7, 1999, the DPUC issued a decision on the determination of the minimum bids to be utilized in the auction process to dispose of Millstone. On December 29, 1999, the Connecticut Office of Consumer Counsel (OCC) filed a motion with the Connecticut Superior Court for a partial stay of the decision, which, if granted, would stay the fixing of the minimum bid prices for CL&P's share of Millstone. Although CL&P believes that it is highly unlikely that such a stay will be granted, such a stay would delay the commencement of the auction process for Millstone and adversely affect NU's ability to meet the divestiture condition.

     The merger is conditioned upon the approval of the shareholders of both companies and several state regulatory agencies, the FERC, the SEC, and the NRC. The companies hope that these regulatory proceedings can be completed by the end of July 2000.

     Upon completion of the merger, NU will become a wholly owned subsidiary of Con Edison. NU's operating companies will retain their names, and their headquarters will continue to be located in their respective service territories. The combined company will be the nation's largest electric distribution utility as measured by customers with over 5 million electric as well as 1.4 million gas customers serving a diverse mix of urban and suburban communities with a population of more than 13 million. The companies have estimated that the combined company will have revenues on a pro forma basis of approximately $11.9 billion and total assets of $27.3 billion, as of December 31, 1999.

YANKEE ENERGY SYSTEM, INC. (YANKEE) MERGER

     On March 1, 2000, NU acquired Yankee, and Yankee became a wholly owned subsidiary of NU. Yankee is the parent of the Yankee Gas Services Company, the largest natural gas distribution company in Connecticut. NU paid $45 per share or $478 million in cash and stock for all Yankee shares. In addition, NU assumed $164 million of Yankee's outstanding long-term debt and all of its short-term debt which totaled $70 million at closing. Yankee shareholders received 45 percent of the $478 million in NU common shares and 55 percent in cash. NU arranged financing for the cash portion of the deal and met the stock component of the deal by issuing 11.1 million new NU shares. NU expects to redeem the majority of these shares later this year by closing out a forward share purchase program with proceeds from restructuring. The forward share purchase program was conducted late in 1999 and early in 2000 through two financial institutions. With certain limited exceptions, NU is prohibited from purchasing additional shares under its merger agreement with Con Edison.

     Yankee will continue to act as the holding company of the Yankee Gas Services Company and its four active nonutility subsidiaries, NorConn Properties, Inc., which holds the property and facilities of Yankee; Yankee Energy Financial Services Company, which provides customers with financing for energy equipment installations; Yankee Energy Services Company (YESCO), which provides energy-related services; and R.M. Services, Inc., which provides debt collection service to utilities and other businesses nationwide. It is expected that YESCO's business will be closely coordinated with HEC's energy management business. For more information regarding HEC, see "Competitive System Businesses" below.

                   RATES AND ELECTRIC INDUSTRY RESTRUCTURING
GENERAL

     NU's electric utility subsidiaries, CL&P, WMECO and PSNH, have undergone, or will undergo, fundamental changes in their business operations as a result of the restructuring of the electric industry in their respective jurisdictions. Most notably, the companies have divested, or will divest, all of their interests in generation assets and will solely act as transmission and distribution companies in the future. In general, their customers will be able to choose their energy suppliers, with the electric utility companies furnishing "standard offer" service just to those customers who do not choose a competitive supplier. Critical to this restructuring is the companies' ability to recover their stranded costs. Stranded costs are expenditures incurred, or commitments for future expenditures made, on behalf of customers with the expectation such expenditures would continue to be recoverable in the future through rates. However, under certain circumstances these costs might not be recoverable from customers in a fully competitive electric utility industry (i.e., the costs may result in above-market energy prices).

     As discussed more fully below, Connecticut and Massachusetts have enacted restructuring legislation that permits CL&P and WMECO to recover substantially all of their prudently incurred stranded costs. NU, PSNH and the state of New Hampshire have reached a settlement (Settlement Agreement), which, if approved, will permit, PSNH to recover a substantial portion of its stranded costs in connection with restructuring.

     CONNECTICUT RATES AND RESTRUCTURING

     Pursuant to legislation enacted in April 1998, CL&P has sold or will sell all of its generating capacity and disposed of or renegotiated its power supply contracts, and effective January 1, 2000, began acquiring its standard offer energy supply on the open market through competitive bidding. On January 1, 2000, up to 35 percent of CL&P customers located in distressed cities became eligible to choose their electric supplier. On July 1, 2000, 100 percent of CL&P's customers will be able to choose their electric supplier. Customers who do not choose an alternate supplier may take standard offer service from CL&P until December 31, 2003.

     CL&P had sought permission in March 1999 from the DPUC pursuant to the restructuring legislation to recover from customers approximately $4.4 billion of its stranded costs. In a July 7, 1999 decision, the DPUC approved the recovery of approximately $3.5 billion of stranded costs and provided for the possible recovery of a significant portion of the remaining amount in the future through adjustments to the decision's assumptions about future market prices of power and other variables when the actual prices and values of those variables are known. The OCC appealed this decision in August 1999. The appeal is now pending.

     In April 1999, CL&P filed with the DPUC for approval of its standard offer rates. On October 1, 1999 and December 15, 1999, the DPUC issued decisions regarding this filing. CL&P's overall rates, effective January 1, 2000, reflect a 10 percent reduction from the December 31, 1996 rate, as mandated by the state restructuring legislation. CL&P's rates have been unbundled into seven components, including an energy component, in order to implement the legislation and allow customers to purchase energy from competitive suppliers beginning on January 1, 2000.

     In the October 1, 1999 decision, the DPUC also identified $470 million of nonnuclear stranded costs that would be eligible for securitization if customer benefits can be shown in a separate proceeding, which is expected to be filed in the spring of 2000. Securitization is the monetizing of stranded costs through the sale of nonrecourse debt securities, rate reduction bonds, by a special purpose entity, as authorized by legislation, which are collateralized by the NU system companies' interests in their stranded cost recoveries. Securitization proceeds are applied in general to retire higher cost capital of the utility.

     The DPUC approved an interim nuclear capital recovery mechanism for the period from January 1, 2000, until the nuclear units are sold at auction. The DPUC, however, denied the recovery of most of the capital costs associated with CL&P's nuclear investment subsequent to June 30, 1997, which CL&P had expended or will expend prior to the sale of the plants, currently estimated to occur in 2001. The DPUC has reopened the docket to reconsider this portion of the order. Management believes the restructuring legislation provides for the recovery of these prudently incurred expenditures. If CL&P is unsuccessful in favorably resolving this contingency, an impairment loss of approximately $50 million would be recorded.

     CL&P's power supply to furnish standard offer service was procured through a competitive bidding process conducted by the DPUC. On November 3, 1999, two unaffiliated companies were awarded 50 percent of CL&P's total standard offer service load. As permitted in the restructuring legislation, CL&P's competitive affiliate, an energy supply company, Select Energy, is providing the remaining 50 percent, at the weighted average price of the winning bids submitted by the unaffiliated companies. The four-year supply contracts were effective January 1, 2000.

     On December 15, 1999, as required by the restructuring legislation, CL&P sold 2,235 megawatts (MW) of fossil-fueled generation assets in Connecticut to an unaffiliated company for $460 million, and in March 2000, CL&P transferred 1,057 MW of hydroelectric generation assets in Connecticut and Massachusetts to NGC, an affiliated company, for approximately $681 million.

     During the first quarter of 1999, in accordance with the Connecticut restructuring legislation, CL&P renegotiated 15 power purchase agreements
(PPAs) with independent power producers. These renegotiations resulted in buy out, buy down or prepayment agreements relating to the 15 PPAs. These agreements were filed with the DPUC for approval and require that CL&P make cash payments to the plant owners, contingent upon its receipt of proceeds from rate reduction bonds. The DPUC has approved one of the agreements and the DPUC proceedings concerning the remaining agreements are pending. For CL&P's PPAs that were not renegotiated, an auction is being conducted by the DPUC. CL&P expects that the auction results will be known in the first quarter of 2000.

     In November 1999, CL&P filed its divestiture plan for Millstone with the DPUC. CL&P expects the auction of its share of Millstone, which will include WMECO's and PSNH's share as well, to begin shortly after the DPUC has approved its divestiture plan, which is currently expected to occur in March 2000. Based on this schedule a successful bidder could be chosen by mid 2000 with a closing in 2001. No NU system company will participate. CL&P intends to auction its interest in the Seabrook nuclear plant when NAEC auctions its Seabrook interest. The NAEC auction is contingent on approval of the PSNH Settlement Agreement, discussed more fully below, and on NHPUC approval of a divestiture plan.

     In the fall of 1999, in order to implement the generation divestiture provisions of the restructuring legislation, CL&P and WMECO agreed to sell the capacity and energy associated with their unit entitlements in Millstone 2 and 3 and Seabrook to Select Energy and five unaffiliated companies beginning January 1, 2000, and ending December 31, 2001. The price the purchasers will pay is generally comprised of a capacity charge and an energy charge. If the units operate as expected, the revenues that result from these contracts over the two year period are expected to recover CL&P's and WMECO's share of the nuclear operating costs including a return of and on the remaining nuclear plant balances. The energy payments to CL&P and WMECO, however, are contingent on the plants operating.

     MASSACHUSETTS RATES AND RESTRUCTURING

     Massachusetts enacted comprehensive electric utility industry restructuring in November 1997. The legislation mandated, among other things, customer choice of an energy supplier as of March 1, 1998, and reduction of each electric utility's rates, including WMECO, by September 1, 1999, to a level 15 percent below those in effect in August 1997, adjusted for inflation.

     On September 17, 1999 and on December 20, 1999, the DTE issued orders on WMECO'S restructuring plan. The orders permit WMECO to recover, among other items, nonnuclear generation-related asset costs, certain nuclear generation-related asset costs and nuclear decommissioning costs. The DTE also approved WMECO's requested 11 percent return on equity for those transition costs earning a return as well as the sale of WMECO's interest in Millstone to be conducted concurrently with CL&P's sale of its interest in Millstone.

     The DTE disallowed a return on WMECO's Millstone 1 investment and on its investment in Millstone 2 and 3 from the date of retail access (March 1, 1998) until the date such units returned to service from their extended outages (July 15, 1998 for Millstone 3 and May 19, 1999 for Millstone 2).
The pretax impact to WMECO's earnings from these dissallowances was $41 million. Two intervenors in WMECO's restructuring proceedings have appealed the decision.

     On December 30, 1999, the DTE approved the results of the auctions held by WMECO to procure competitive standard offer service, default service and interruptible rate standard offer service for the year 2000 from four unaffiliated entities. Select Energy will supply customers receiving interruptible rate standard offer service. WMECO will competitively procure standard offer service, default service and interruptible rate standard offer service from January 1, 2001 through February 28, 2005, at a later date.

     On July 23, 1999, pursuant to the restructuring legislation, WMECO completed the $47 million sale of 290 MW of fossil and hydroelectric generation assets to Consolidated Edison Energy, Massachusetts, Inc., and in March 2000, WMECO transferred 272 MW of hydro generation assets to NGC for approximately $184 million. The net proceeds from these sales reduce WMECO's stranded costs.

     WMECO intends to file an application with the DTE in 2000, requesting authorization to securitize a portion of its stranded costs.

     NEW HAMPSHIRE RATES AND RESTRUCTURING

     The state of New Hampshire's attempts to restructure the electric utility industry in that state have resulted in extensive litigation in various federal and state courts. In 1996, New Hampshire enacted legislation requiring a competitive electric industry beginning in 1997. In February 1997, the NHPUC issued restructuring orders that would have forced PSNH and NAEC to write off all of their regulatory assets and possibly seek protection under Chapter 11 of the bankruptcy laws. Following the issuance of these orders, PSNH immediately sought declaratory and injunctive relief on various grounds in federal district court and received a preliminary injunction that prevents implementation of the NHPUC's restructuring orders.

     In August 1999, NU, PSNH and the state of New Hampshire signed a Settlement Agreement intended to settle a number of pending regulatory and court proceedings related to PSNH. Parties to the agreement included the governor of New Hampshire, the Governor's Office of Energy and Community Service, the New Hampshire attorney general, certain members of the staff of the NHPUC, PSNH, and NU. The Settlement Agreement was submitted to the NHPUC on August 2, 1999, and is awaiting approval. If approved by the NHPUC, the Settlement Agreement would resolve 11 NHPUC dockets and PSNH's federal lawsuit which had enjoined the state of New Hampshire from implementing its restructuring legislation, would require PSNH to write off $225 million after-tax of its stranded costs and would allow for the recovery of the remaining amount. Also, implementation of the Settlement Agreement is contingent upon the issuance of $725 million in rate reduction bonds (securitization). Issuance of the rate reduction bonds requires the initial approval of the NHPUC and final approval from the New Hampshire Legislature via enactment of appropriate legislation. Other approvals are also required from various federal and state regulatory agencies and financial lenders. Under the terms of the Settlement Agreement, on the effective date, PSNH's rates will be reduced from current levels by an average of 18.3 percent. A decision on the Settlement Agreement is expected in the first quarter of 2000.

     The Settlement Agreement also requires PSNH to sell its generation assets and certain power contracts, including PSNH's current purchased-power contract with NAEC for the output from Seabrook. The net proceeds from all sales will be used to recover a portion of PSNH's stranded costs. The sales would be accomplished through an auction process subject to approval by the NHPUC. Following the divestiture, the transmission and distribution portion of the business will continue to be cost-of-service based.

     On November 2, 1999, the NHPUC approved continuation of the fuel and purchased-power adjustment clause (FPPAC) charge for PSNH at its current level until May 31, 2000.

                          COMPETITIVE SYSTEM BUSINESSES

     NU is engaged in a variety of competitive businesses through Select Energy, HEC, NGC, NGS, SEPPI, and Mode 1. With the exception of HEC whose business is nationwide, the competitive businesses operate primarily in the Northeast region of the United States.

              ENERGY-RELATED PRODUCTS AND SERVICES AND GAS INVESTMENTS

     Select Energy sells electricity, natural gas and oil to wholesale and retail customers in the northeastern United States. Select Energy is the largest wholesale and retail electric energy marketer in New England as measured by MW load. In addition, Select Energy also markets natural gas and develops and markets energy-related products and services and offers energy management services through an affiliate, HEC, discussed more fully below.

     Select Energy has recently received licenses to provide retail electric supply from Delaware, New Jersey, Maine, Pennsylvania, New York, Massachusetts, Rhode Island, and New Hampshire. The DPUC has also granted Select Energy a six-month provisional license expiring on June 30, 2000, to serve customers in Connecticut. Proceedings at the DPUC are ongoing to extend Select Energy's license. Select Energy is currently registered with approximately 50 electric distribution companies and 50 gas distribution companies to provide retail services.

     Select Energy's goal is to be the regional and national leader in providing standard offer service to those Northeast markets opened to retail competition. Currently, Select Energy provides more than 5,000 MW of standard offer load, making it the largest provider of standard offer service in the Northeast. On December 22, 1999, Select Energy and a Massachusetts utility signed a six-month power supply agreement, effective January 1, 2000, to meet the utility's standard offer service requirements, which are expected to exceed 3,000 MW. This contract does not include renewal or termination provisions. Select Energy has been serving this standard offer load since December 1998. During 1999, revenues billed to this customer totaled $276.1 million, or approximately 46 percent of Select Energy's revenues. On January 1, 2000, Select Energy began serving CL&P with one-half of its approximately 2,000 MW standard offer requirement for a four-year period. The CL&P standard offer contract does not include renewal provisions. Select Energy can terminate the contract if the FERC or DPUC require changes to the contract which create material adverse economic impact to Select Energy which cannot be cured. These power supply contracts are expected to provide Select Energy with over 50 percent of its revenues in the year 2000. In addition, beginning in January 2000, Select Energy assumed responsibility for serving approximately 500 MW of market-based wholesale contracts throughout New England with electric energy supply that was previously provided by CL&P and WMECO. For the most part, the prices are fixed by contract and applicable to actual volumes.

     As of December 31, 1999, Select Energy had contracts with retail electric customers in states throughout the Northeast with primarily one-year terms. These contracts represent approximately 650 MW of load and 17,000 service locations and include predominantly commercial, institutional and industrial accounts. This retail load establishes Select Energy as the largest competitive retail supplier in New England as measured by MW load. There is no single retail customer that accounts for over 5 percent of Select Energy's expected retail revenues.

     The energy marketing and brokering business is intensely competitive, with many large companies with larger financial resources than NU's bidding for business in the increasingly restructured New England market. Sharply fluctuating cost of power supply caused by, among other things, weather extremes, plant outages and fuel costs, and a lack of load-following generating facilities, have made it difficult for Select Energy to economically match its wholesale power purchases with its power supply obligations. In 1998, Select Energy recorded a net loss of $13.4 million on revenues of $29.3 million, and in 1999 Select Energy recorded a net loss of $38.8 million on revenues of $554.9 million.

     Disputes with respect to interpretation and implementation of the New England Power Pool (NEPOOL) market rules have arisen with respect to various competitive product markets. In certain cases, Select Energy and the NU operating companies stand to gain as a result of resolution of such disputes. In other cases, Select Energy and the NU operating companies could incur additional costs as a result of resolution of the disputes. The various disputes are in different stages of resolution through alternative dispute resolution and regulatory review. It is too early to tell the level of potential gain or loss that may result upon resolution of these issues. Select Energy's ability to economically compete has also been affected by NU's weakened financial position caused by the extended Millstone outages which ended in mid 1999.

     In order to support and complement its growing wholesale and retail business, Select Energy has contracted with NGC, NU's generation holding company affiliate, to purchase 1,329 MW from resources acquired at auction from CL&P and WMECO for a six-year period beginning in 2000. In addition, Select Energy is purchasing approximately 200 MW of coal and hydroelectric generating resources from HWP and more than 1,500 MW of electrical supply from various New England generating facilities on a long-term basis. In addition, Select Energy utilizes generation failure insurance, options and energy futures to hedge its supply requirements.

     In May of 1999, Select Energy signed a $26 million asset purchase agreement with Aurora Natural Gas LLC (Aurora). Aurora is a privately held natural gas marketing and trading company based in Dallas, Texas which serves the producer, wholesale and retail market segments. Select Energy acquired Aurora's retail customer contracts and associated natural gas supplies in New England, making Select Energy one of the region's largest competitive retail gas providers as measured by volume. As of December 31, 1999, Select Energy had contracts with approximately 650 retail gas customers, primarily located in Connecticut, Massachusetts and Pennsylvania.
 These contracts generally have one-year terms and include only commercial, institutional and industrial accounts. There is no single retail gas customer that accounts for over 5 percent of Select Energy's expected retail gas revenues. In 1999, Select Energy's retail gas revenues were approximately $20 million.

     SEPPI was formed in March 1999 to hold a 5 percent partnership interest in the Portland Natural Gas Transmission System. SEPPI's investment in the project was $9.6 million as of December 31, 1999.

     ELECTRIC GENERATION AND SERVICES

     NGC was formed in 1999 to acquire generating facilities. In March 2000, 1,329 MW of hydroelectric and pumped storage generating assets in Connecticut and Massachusetts were transferred to NGC from CL&P and WMECO. These assets include seven facilities of CL&P's Housatonic River System (123 MW), three facilities that make up CL&P's Eastern Connecticut System, including one gas turbine (27 MW), the Northfield Mountain pumped storage station (owned 81% by CL&P and 19% by WMECO) and the Cabot and Turners Falls No. 1 hydroelectric stations located in Massachusetts and owned by WMECO (1,179 MW in aggregate). NGC has sold the capacity and output of the plants to Select Energy for a period of six years.

     NGS was formed in 1999 to provide energy-related operation and maintenance services to owners of generation facilities and the industrial market in the Northeast. NGS currently focuses on providing turnkey management and operation services and also a full range of industrial and consulting services. NGS has entered into contracts to operate the generating facilities of NGC and HWP.

     NGS's industrial services include maintenance, permitting, and environmental and specialized electrical testing services to large and medium-sized industrial businesses. NGS also provides consulting services to these customers, including engineering and design, construction management, asset development, due diligence reviews and environmental regulatory compliance and permitting services. During 1999, NGS's revenues were approximately $5.3 million, but are expected to grow significantly in 2000 as a result of the NGC and HWP contracts referenced above, which are expected to account for over 60 percent of NGS's revenues in 2000.

     ENERGY MANAGEMENT SERVICES

     In general, HEC contracts to reduce its customers' energy costs, improve their facilities and conserve energy and other resources. HEC's energy management and consulting services have primarily been directed to the commercial, industrial and institutional markets and utilities in the eastern United States. HEC has been awarded energy-saving contracts for federal installations throughout the United States. In competitive procurements by the U.S. Departments of Energy and Defense, HEC has been selected as an "Energy Saving Performance Contractor" (ESPC) for all 50 states and overseas bases. Specific task orders have been placed with HEC to date by Fort Huachuca in Arizona, Portsmouth Naval Shipyard in Maine and Tobyhanna Army Depot in Pennsylvania. The Tobyhanna award is the largest and calls for HEC to build a 13.5-mile gas pipeline, replace the inefficient central plant, upgrade controls and lighting, and provide gas and maintenance services for 22 years. In 1999, federal ESPC work constituted 38% of HEC's revenues.
NU's aggregate equity investment in HEC was approximately $19 million as of December 31, 1999. HEC's 1999 revenues were approximately $46.6 million, double their 1998 total revenues.

     In August 1999, HEC acquired through a wholly owned subsidiary, Select Energy Contracting, Inc., the name and substantially all of the assets of Denron Plumbing and HVAC, Inc. of Manchester, New Hampshire, the largest mechanical contractor in northern New England. HEC's revenues from the acquisition were $6.3 million in 1999.

     TELECOMMUNICATIONS

     Mode 1 was established in 1996 to participate in a wide range of telecommunications activities both within and outside New England. NU's cumulative, total investment in Mode 1 was approximately $6.3 million as of December 31, 1999. Mode 1 is a licensed competitive local exchange carrier authorized to provide local phone service within the state of Connecticut.

     In 1999, Mode 1 constructed a fiber optic network called "HELPNET" connecting 41 public schools and libraries in the city of Hartford. Mode 1 was awarded a $3.3 million contract from the city for the HELPNET project, under a grant from the federal government.

     Mode 1 currently owns approximately 26 percent, fully diluted, or approximately 4.8 million, of the common shares of NorthEast Optic Network, Inc. (NEON), which is constructing a fiber optic communications network through New England, New York, Philadelphia, and Washington, D.C., utilizing a portion of the NU system companies' transmission and distribution facilities. An officer of NU and an officer of NUSCO are members of the Board of Directors of NEON. In addition, NU is a party to an agreement with Central Maine Power Company (CMP), an owner of approximately 33 percent of NEON's common shares, fully diluted, wherein NU and CMP each agree that, as long as NU owns at least 10 percent of the outstanding common stock of NEON, fully diluted, and the cumulative holdings of NU and CMP are at least 33 1/3 percent, fully diluted, neither NU nor CMP will take any action which will allow NEON to merge, consolidate, liquidate or sell, lease or transfer substantially all of its assets or commence or acquiesce to any action or proceeding under any bankruptcy laws.

     In November 1999, NEON entered into subscription agreements with Consolidated Edison Communications, Inc. (CEC), a subsidiary of Con Edison, and another unaffiliated company for NEON to issue stock in exchange for contributions to NEON by each utility of telecommunications assets in kind and cash. Under the agreements, CEC and the other party, subject to certain vesting conditions, ultimately would receive 10.75 and 9.25 percent of NEON stock, respectively, and would each nominate one member to the NEON board of directors. The agreements are subject to regulatory approvals, which are expected by the spring of 2000.

FINANCING PROGRAM

     1999 FINANCINGS

     On April 14, 1999, PSNH entered into two letters of credit and reimbursement agreements totaling $115.4 million, which support its Series D and E pollution control revenue bonds (PCRBs). The new letters of credit, which replaced similar letters of credit that were set to expire on April 22, 1999, allow the PCRBs to remain in their flexible, floating interest rate mode and expire on April 12, 2000. In connection with these letter of credit transactions, on April 14, 1999, PSNH terminated its $75 million revolving credit facility that was set to expire on April 22, 1999.

     On November 19, 1999, NU entered into a $350 million, 364-day revolving credit facility which allows NU access to $200 million in cash and allows Select Energy and other competitive subsidiaries, subject to the overall $350 million limit, access to $250 million in letters of credit.

     On November 19, 1999, CL&P and WMECO entered into a new 364-day revolving credit facility for $500 million, replacing the previous $313.75 million facility which was to expire on November 21, 1999. Under this agreement, CL&P and WMECO may draw up to $300 million and $200 million, respectively. Once CL&P and WMECO receive the proceeds of securitization, the borrowing limits will be reduced to $300 million, with a $200 million limit for CL&P and a $100 million limit for WMECO.

     In connection with the sale of CL&P's fossil units, CL&P redeemed in December 1999, the following series of first mortgage bonds: 1994 Series B 6 1/8%, Series YY 7 1/2% and Series ZZ 7 3/8% and a portion of its Series XX 5 3/4%.

     On September 14, 1999, the NU Board of Trustees approved the payment of NU's first common share dividend since March 1997. NU paid a dividend of 10 cents per share on December 30, 1999, to shareholders of record as of the close of business December 1, 1999. On January 11, 2000, the NU Board of Trustees declared a regular quarterly dividend of 10 cents per share, payable March 31, 2000, to shareholders of record of March 1, 2000. The record date for this dividend was changed on January 31, 2000 to March 6, 2000, to provide Yankee shareholders who received NU common shares the opportunity to receive the dividend following the Yankee merger.

     Total NU system debt, including short-term and capitalized lease obligations, was $3.3 billion as of December 31, 1999, compared with $3.9 billion as of December 31, 1998. For more information regarding NU system financing, see "Notes to Consolidated Statements of Capitalization" in NU's financial statements, other footnotes related to long-term debt, short-term debt and the sale of accounts receivables, as applicable, in the notes to NU's, CL&P's, PSNH's, WMECO's, and NAEC's financial statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     2000 FINANCING REQUIREMENTS

     The NU system's aggregate capital requirements for 2000 are approximately as follows:

                        CL&P     PSNH     WMECO     NAEC    Other   NU system
                                             (Millions)

Construction          $205.8   $ 51.6    $24.2    $  4.5    $23.6    $309.7
Nuclear Fuel            47.5      1.2     10.7      14.8       -       74.2
Maturities             159.0       -      60.0     200.0       -      419.0
Cash Sinking Funds      19.8     25.0      1.5      70.0     28.1     144.4
                      ------   ------    -----    ------    -----    ------
     Total            $432.1   $ 77.8    $96.4    $289.3    $51.7    $947.3
                      ======   ======    =====    ======    =====    ======

     For further information on the NU system's 2000 and five-year financing requirements, see "Notes to Consolidated Statements of Capitalization" in NU's financial statements, "Long-Term Debt" in the notes to CL&P's, PSNH's, WMECO's, and NAEC's financial statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     2000 FINANCING PLANS

     As a result of industry restructuring and new business initiatives, the NU system companies are likely to undertake a much higher level of financing, refinancing, and debt and preferred stock retirement in 2000 than they have in previous years. CL&P, PSNH and WMECO all intend to work with authorities in their respective states in 2000 to securitize stranded costs. More than $2.5 billion could become available to those three regulated companies and NAEC to retire debt and preferred stock and return common equity to the parent company. Additionally, the transfer of 1,329 MW of generating assets to NGC in March 2000 provided CL&P and WMECO with $681 million and $184 million, respectively, of additional proceeds, approximately $390 million of which is expected to be returned to NU in the form of stock repurchases
($300 million from CL&P and $90 million from WMECO) and the balance was used primarily to pay off debt and preferred stock. By the end of 2000, assuming securitization occurs in each state, NU anticipates that the total capitalization of CL&P, PSNH, WMECO, and NAEC will be materially reduced from levels at the start of the year. Each of the regulated subsidiaries' construction needs, nuclear fuel purchases, maturities, and sinking funds is expected to be largely met through internally generated funds and short-term borrowings.

NU's merger with Yankee on March 1, 2000, was financed with a combination of 11.1 million newly issued NU shares and a $263 million senior term loan credit facility. NGC expects to finance the acquisition of certain of CL&P's and WMECO's hydroelectric assets with a $430 million credit facility that will mature on December 29, 2000. NGC is examining various options for refinancing that facility prior to its maturity.

    As discussed above, PSNH has approximately $110 million of letters of credit that support certain variable-rate pollution control bonds. These letters of credit will expire on April 12, 2000. On March 1, 2000, the NHPUC approved PSNH's application to renew them for a 12-month period from April 4, 2000.

     FINANCING LIMITATIONS

     Many of the NU system companies' charters and borrowing facilities contain financial limitations that must be satisfied before borrowings can be made and for outstanding borrowings to remain outstanding.

     Under their current revolving credit agreement, CL&P and WMECO are required to maintain a ratio of common equity to total capitalization of at least 28 percent through December 31, 1999, and 30 percent thereafter. At December 31, 1999, CL&P's and WMECO's common equity ratios were 34.61 percent and 34.65 percent, respectively. This agreement also requires, beginning in the fourth quarter of 1999, both CL&P and WMECO to maintain a quarterly ratio of 12-month operating income to interest expense (interest coverage ratio) of at least 2 to 1. For the quarter ended December 31, 1999, CL&P's and WMECO's interest coverage ratios were 3.44 to 1 and 2.69 to 1, respectively.

     Under NU's revolving short-term credit agreement and its Yankee-related short-term loan agreement, NU is required to maintain a consolidated common equity ratio of at least 28 percent through December 31, 1999, and 30 percent thereafter. At December 31, 1999, NU's consolidated common equity ratio was
35.31 percent. In addition, NU is required to maintain a consolidated quarterly interest coverage ratio of 2 to 1. For the quarter ended
December 31, 1999, NU's consolidated interest coverage ratio was 2.67 to 1. NU is also required to maintain as of the end of each quarter commencing with the quarter ending March 31, 2000, a ratio of operating cash flow to fixed charges of at least 1.50 to 1.

     These agreements also limit NU's ability, without creditor approval, to incur additional debt, except for debt incurred in connection with pending matters, and limit NU's ability to make future investments, including investments in Select Energy and other subsidiaries in excess of $100 million and $50 million, respectively.

     PSNH and NAEC are parties to a variety of financing agreements which provide that the credit thereunder can be terminated or accelerated if each does not maintain specified minimum ratios of common equity to capitalization (as defined in each agreement). For PSNH, the minimum common equity ratio required in certain letters of credit and reimbursement agreements is not less than 32.5 percent. At December 31, 1999, PSNH's common equity ratio was
56.6 percent. For NAEC, the minimum common equity ratio required under its term loan agreement is 25 percent; at December 31, 1999, NAEC's common equity ratio was 30.02 percent.

     In addition, PSNH's letters of credit and reimbursement agreements require that for PSNH to obtain and maintain borrowings thereunder, it must demonstrate that its ratio of operating income to interest expense will be at least 2.35 to 1 at the end of each fiscal quarter for the remaining term of the agreements. The NAEC term loan agreement requires a ratio of adjusted net income to interest expense of 1.50 to 1 at the end of each fiscal quarter for the remaining term of the agreement. For the 12-month period ended December 31, 1999, the corresponding ratios for PSNH and NAEC were 4.98 to 1 and 2.84 to 1, respectively.

     PSNH's letters of credit and reimbursement agreements limit PSNH's unsecured debt to $25 million. In addition, these financing agreements provide in effect that the credit thereunder can be terminated or accelerated if there are actions taken, either by PSNH or NAEC or by the state of New Hampshire, that deprive PSNH and/or NAEC of the benefits of the Rate Agreement and/or the Seabrook Power Contracts.

     The amount of short-term debt that may be incurred by NU, CL&P, WMECO, HWP, and NAEC are also subject to periodic approval by the SEC under the 1935 Act. PSNH's short-term debt is regulated by the NHPUC. The following table shows the amount of short-term borrowings authorized by the SEC or the NHPUC for each company, as the case may be, as of December 31, 1999, and the net amounts of outstanding short-term debt and cash investments of those companies at the end of 1999 and as of March 1, 2000:

                                              Short-Term Debt
                      Maximum Authorized        Outstanding
                       Short-Term Debt      and (Cash Investments)*
                      ------------------    -----------------------
                                        December 31,   March 1,
                                           1999         2000
                                                (Millions)

NU..................         $400.0      $ 19.7         $ 34.7
CL&P ...............          375.0       101.7            9.6
PSNH**..............           68.3      (180.1)        (237.1)
WMECO...............          250.0       132.4          133.4
HWP.................            5.0       (15.5)         (17.2)
NAEC................           60.0       (56.4)         (61.0)
OTHER...............            N/A        45.1           74.5
                                         -------        -------
     Total                               $ 46.9         $(63.1)
                                         =======        =======


* These columns include borrowings of or cash investments by various NU system companies from NU and other NU system companies. Total NU system short-term indebtedness to unaffiliated lenders was $278 million at December 31, 1999, and $288 million at March 1, 2000.

** Under applicable NHPUC provisions, PSNH can incur short-term debt up to 10 percent of net fixed plant. As of December 31, 1999, PSNH's net fixed plant as measured by FERC was approximately $683 million, so PSNH could borrow up to $68.3 million of short-term debt.

     The supplemental indentures under which NU issued $175 million in principal amount of 8.58 percent amortizing notes in December 1991 and $75 million in principal amount of 8.38 percent amortizing notes in March 1992 contain restrictions on dispositions of certain NU system companies' stock, limitations of liens on NU assets and restrictions on distributions on and acquisitions of NU stock. Under these provisions, NU, CL&P, PSNH, and WMECO may not dispose of voting stock of CL&P, PSNH or WMECO other than to NU or another NU system company, except that CL&P may sell voting stock for cash to third persons if so ordered by a regulatory agency so long as the amount sold is not more than 19 percent of CL&P's voting stock after the sale. The restrictions also generally prohibit NU from pledging voting stock of CL&P, PSNH or WMECO or granting liens on its other assets in amounts greater than five percent of the total common equity of NU. Many of the NU system companies' loan agreements have similar restrictions. As of December 31, 1999, no NU debt was secured by liens on NU assets. Furthermore, NU may not declare or make distributions on its capital stock, acquire its capital stock (or rights thereto), or permit a NU system company to do the same, at times when there is an event of default under the supplemental indentures under which the amortizing notes were issued.

     Pursuant to its revolving short-term credit agreement and the Yankee credit agreement, NU may not declare dividends or make distributions, except for dividends not to exceed $53 million during any 12-month period and stock repurchases of up to $215 million in connection with the Yankee merger. Similar restrictions are found in NU's merger agreement with Con Edison.

     The charters of CL&P and WMECO contain preferred stock provisions restricting the amount of unsecured debt those companies may incur. As of December 31, 1999, CL&P's and WMECO's charters permit CL&P and WMECO to incur an additional $322 million and $132 million, respectively, of unsecured debt.

     The indentures securing the outstanding first mortgage bonds of CL&P, PSNH, WMECO, and NAEC provide that additional bonds may not be issued, except for certain refunding purposes, unless earnings (as defined in each indenture and before income taxes, and, in the case of PSNH, without deducting the amortization of PSNH's regulatory asset), are at least twice the pro forma annual interest charges on outstanding bonds, and certain prior lien obligations and bonds to be issued. While CL&P's and WMECO's 1999 earnings permit them to meet those earnings coverage tests, their loan agreements prohibit the issuance of additional first mortgage bonds.

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

     The supplemental indentures under which CL&P's first mortgage bonds have been issued limit the amount of cash dividends and other distributions these subsidiaries can make to NU out of their retained earnings. As of December 31, 1999, CL&P had an accumulated deficit of approximately $359 million that must be made up before it is able to make such distributions to NU. CL&P, however, has requested approval from the SEC permitting it to make up to $310 million of distributions to NU arising out of restructuring. The indenture under which NAEC's Series A Bonds have been issued also limits the amount of cash dividends or distributions NAEC can make to NU to retained earnings plus $10 million. At December 31, 1999, approximately $23 million was available to be paid under this provision.

     PSNH's letters of credit and reimbursement agreements prohibit it from declaring or paying any cash dividends or distributions on any of its capital stock, except for dividends on preferred stock, unless minimum interest coverage and common equity ratio tests discussed above are satisfied. These agreements also require creditor approval for PSNH to pay more than an aggregate of $40 million of certain restricted payments (dividends or other distributions to NU and NUG settlement payments). PSNH's preferred stock provisions also limit the amount of cash dividends and other distributions PSNH can make to NU if, after taking the dividend or other distribution into account, PSNH's common stock equity is less than 20 percent of total capitalization. At December 31, 1999, approximately $1,047 million was available to be paid under these provisions. NAEC is also subject to a similar test under its term note agreement. At December 31, 1999, $29 million was available to be paid by NAEC under this provision.

     In March 2000, in connection with the approval of PSNH's extension of certain letter of credit and reimbursement agreements, the NHPUC restated a previous order requiring PSNH to obtain NHPUC approval before paying any dividends on its common stock and before investing any PSNH funds in the NU system money pool during the expected 364-day term of the facilities. It is expected that the NHPUC will address this issue in connection with its decision on the Settlement Agreement.

     Applicable merger accounting rules require that upon acquisition by NU, Yankee's and its subsidiaries' retained earnings are converted to capital surplus. Also, the merger premium NU paid to acquire Yankee will be allocated among Yankee and its subsidiaries, "pushed down" to their balance sheets and amortized to expense. The majority of the merger premium will be amortized over 40 years. Under the 1935 Act, subsidiaries of registered holding companies are only allowed to pay dividends out of retained earnings unless the SEC allows otherwise. The effect of this rule would be to prevent Yankee from paying dividends to NU from any source other than post-merger earnings, as reduced by the merger premium amortization. NU has sought permission from the SEC for Yankee and its subsidiaries to pay dividends up to the amount of Yankee's pre-merger retained earnings and post-merger retained earnings and without regard to merger premium amortization thereafter, and expects to receive this authorization during the second quarter of 2000.

     NU also intends to apply to the SEC for waivers of these rules so that, following the merger with Con Edison, it and its subsidiaries, including Yankee, will be able to pay dividends utilizing the pre-merger retained earnings of the NU system and compute current earnings without regard to the amortization of the NU merger premium. If this order is not granted NU's ability to pay dividends to Con Edison would be constrained.

     NU is required under the 1935 Act to maintain its consolidated common equity at a level equal to at least 30 percent of its consolidated capitalization. Following the issuance of rate reduction bonds by its subsidiaries, NU will temporarily be unable to meet this standard because such bonds, although nonrecourse to the NU system company issuers, are considered to be indebtedness of the companies under generally accepted accounting principles. The SEC has granted a waiver to NU allowing it to maintain its consolidated common equity ratio below 30 percent for one year following the date all of the NU system companies have issued the maximum amount of rate reduction bonds. The 30 percent test also applies to NU's electric operating subsidiaries. The SEC has granted them a waiver of this test for 12 years following the issuance of their respective rate reduction bonds.

     NU provides credit assurance in the form of guarantees, letters of credit, performance guarantees and other assurances for the financial performance obligation of certain of its unregulated subsidiaries, particularly Select Energy. NU currently has authorization from the SEC to provide up to $500 million of guarantees, but is limited under certain loan agreements to $350 million of such arrangements without creditor approval. As of December 31, 1999, NU had provided approximately $190 million of such credit assurances.

     Certain NU system financing agreements also have covenants or trigger events tied to credit ratings of certain NU system companies.

CONSTRUCTION PROGRAM

     The NU system's construction program expenditures, including allowance for funds used during construction (AFUDC), in the period 2000 through 2004 are estimated to be as follows:

                           2000       2001       2002       2003       2004
                           ----       ----       ----       ----       ----
                                         (Millions of Dollars)
   CL&P                  $205.8     $217.2     $268.2     $302.3     $271.0
   PSNH                    51.6       48.1       68.2       79.1       67.3
   WMECO                   24.2       21.0       22.0       23.5       21.9
   NAEC                     4.5        5.1         -          -          -
   NGC                      3.3        9.1        8.9       12.4        1.3
   Other                   20.3       19.6       17.3       13.4       11.6
                         ------     ------     ------     ------     ------
     NU System Total     $309.7     $320.1     $384.6     $430.7     $373.1
                         ======     ======     ======     ======     ======

     The construction program data shown above includes all anticipated capital costs necessary for committed projects and for those reasonably expected to become committed, regardless of whether the need for the project arises from environmental compliance, nuclear safety, reliability requirements, or other causes. While the data assumes the sale of Millstone and Seabrook by June 30, 2001 and December 31, 2001, respectively, the companies hope to close the Millstone sale by April 1, 2001. The construction program's main focus is maintaining and upgrading the existing transmission and distribution system and nuclear and hydroelectric generating assets.

                           REGULATED ELECTRIC OPERATIONS
DISTRIBUTION AND SALES

     CL&P, PSNH and WMECO furnish retail franchise service in 149, 198 and 59 cities and towns in Connecticut, New Hampshire and Massachusetts, respectively. In December 1999, CL&P furnished retail franchise service to approximately 1.12 million customers in Connecticut, PSNH provided retail service to approximately 428,000 customers in New Hampshire and WMECO served approximately 198,000 retail franchise customers in Massachusetts. HWP serves 32 retail customers in Holyoke, Massachusetts.

     The following table shows the sources of 1999 electric franchise retail revenues based on categories of customers:


                         CL&P    PSNH    WMECO    Total NU system
                         ----    ----    -----    ---------------
Residential...........    46%     42%      41%          45%
Commercial............    39%     35%      37%          37%
Industrial............    13%     22%      21%          17%
Other.................     2%      1%       1%           1%
                         ----    ----     ----         ----
Total.................   100%    100%     100%         100%
                         ====    ====     ====         ====


    The actual changes in retail kWh sales for the last two years and the forecasted retail sales growth estimates for the ten-year period 1999 through 2009 for CL&P, PSNH and WMECO are set forth below:

               1999 over      1998 over       Forecast 1999-2009
                  1998           1997       Compound Rate of Growth
               ---------      ---------     -----------------------
NU system.......  3.8%           1.9%                1.4%
CL&P...........   2.9%           2.2%                1.5%
PSNH...........   5.3%           2.3%                1.6%
WMECO..........   3.6%           1.3%                1.1%

     Consolidated NU retail sales grew by 3.8 percent in 1999, compared with 1998, primarily due to the continued strengthening of the regional economy and weather that was both hotter in the summer and colder in the winter than in 1998. Residential electric sales were up 6.2 percent. Commercial sales were up by 3 percent for the year and industrial sales increased by 1.5 percent. Retail sales for all of the NU system electric operating companies increased in 1999 with CL&P, WMECO and PSNH sales up 2.9 percent, 3.6 percent and 5.3 percent, respectively.

REGIONAL AND SYSTEM COORDINATION

     The NU system companies and most other New England utilities are parties to an agreement (NEPOOL Agreement), which provides for coordinated planning and operation of the region's generation and transmission facilities. The NEPOOL Agreement was restated and revised as of March 1997 to provide for a pool-wide open access transmission tariff and for the creation of an Independent System Operator (ISO). Under these new arrangements: (i) the ISO, a nonprofit corporation whose board of directors and staff are not controlled by or affiliated with market participants, ensures the reliability of the NEPOOL transmission system, administers the NEPOOL tariff and oversees the efficient and competitive functioning of the regional power market; (ii) the NEPOOL tariff provides for nondiscriminatory open access to the regional transmission network at one rate regardless of transmitting distance for all transactions; and (iii) a broader governance structure for NEPOOL and a more open, competitive market structure are established.

     On April 7, 1999, the NEPOOL Executive Committee filed a comprehensive settlement of all issues set for hearing concerning the NEPOOL transmission tariff. The settlement resolves disputes concerning the calculation of revenue requirements for transmission over NEPOOL facilities and resolves disputes over alleged "double charges" under grandfathered transmission contracts retained by individual transmission providers, including NU. The settlement also includes a rate of return on equity ("ROE") component which sets the ROE for each individual transmission provider owning NEPOOL transmission facilities with respect to those facilities from March 1, 1997 through at least June 1, 2000, provided no changes to individual network transmission tariff rates are made after December 31, 1999. NU's ROE has been set at 11.75 percent.

     There are two agreements that determine the manner in which costs and savings are allocated among the NU system electric operating companies.
Under an agreement (NUG&T) among CL&P, WMECO and HWP, these companies pool their electric production costs and the costs of their principal transmission facilities. Pursuant to the merger agreement between NU and PSNH, these companies and PSNH entered into a ten-year sharing agreement (Sharing Agreement), expiring in June 2002, that provides, among other things, for the allocation of the capability responsibility savings and energy expense savings resulting from a single-system dispatch through NEPOOL.

     On June 10, 1999, NUSCO, on behalf of CL&P, HWP and WMECO submitted a filing at the FERC to amend the NUG&T in order to eliminate the generation aspects of the agreement. Interventions were submitted by the Massachusetts attorney general and the DTE. While the DTE raised no issues with the proposed amendment, the Massachusetts attorney general protested the amendment, claiming that it would result in stranded costs being transferred unfairly to WMECO. On July 28, 1999, the FERC approved the proposed amendment subject to the outcome of a hearing which was held in abeyance pending the outcome of state restructuring proceedings. The DTE rejected the Massachusetts attorney general's arguments in an order dated December 1, 1999. While the FERC hearing continues to be held in abeyance, NUSCO and the Massachusetts attorney general filed pleadings on February 1, 2000, regarding the final disposition of the FERC proceeding.

     Under the Settlement Agreement between PSNH and the state of New Hampshire, if approved, the Sharing Agreement would be terminated.

TRANSMISSION ACCESS AND FERC REGULATORY CHANGES

     Pursuant to FERC Order 888 (issued in April 1996) NU system companies operate their transmission system under an open access, nondiscrimatory transmission tariff.

     In December 1999, the FERC issued an order calling on all transmission owners to voluntarily join Regional Transmission Organizations (RTOs) in order to boost competition in electric markets. In general, these organizations would be an independent operator over all transmission facilities, and would perform, among other functions, tariff administration, construction planning and reliability management for the particular regional transmission system. NU's active voting interest in such an organization would be limited to 5 percent under the proposal.

     NU system companies and other parties have requested rehearing of this order. Of primary concern to NU is the ratemaking authority granted to RTOs and its impact on the ability of transmission owners to earn appropriate returns on their transmission investment under the organizational structure and the minimum functions proposed in the order. The NU system companies are required to participate in a collaborative process established by the FERC beginning in March of 2000. NU is also required to notify the FERC of its plans with regard to joining one of these organizations no later than January 15, 2001.

     NUCLEAR GENERATION

     GENERAL

     Certain NU system companies have ownership interests in four nuclear units, Millstone 1, 2 and 3 and Seabrook, and equity interests in four regional nuclear companies (the Yankee companies) that separately own the Connecticut Yankee nuclear unit (CY), the Maine Yankee nuclear unit (MY), the Vermont Yankee nuclear unit (VY), and the Yankee Rowe nuclear unit (Yankee
Rowe). NU system companies operate the two Millstone units and Seabrook. Yankee Rowe, CY, MY, and Millstone 1 have been permanently removed from service.

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

     In 1996, one of the joint owners of Millstone 3, the Vermont Electric Generation and Transmission Cooperative, Inc. (VEG&T), filed for bankruptcy. The subsequent liquidation resulted in the offering of VEG&T's .35 percent share of Millstone 3 for sale to the joint owners of Millstone 3. None of the non-NU joint owners accepted the offer. CL&P intends, subject to approval of the bankruptcy court and the DPUC, to include the VEG&T share in its planned Millstone auction.

     The Millstone 3 and Seabrook joint ownership agreements provide for pro-rata sharing by the owners of each unit of the construction and operating costs, the electrical output and the associated transmission costs. CL&P and WMECO, through NNECO as agent, operate Millstone 3 at cost, and without profit, under a sharing agreement that obligates them to utilize good utility operating practice and requires the joint owners to share the risk of employee negligence and other risks pro-rata in accordance with their ownership shares. The sharing agreement provides that CL&P and WMECO would only be liable for damages to the minority owners for a deliberate breach of the agreement pursuant to authorized corporate action.

     For information regarding lawsuits filed against NU by the minority owners of Millstone 3 regarding the sharing agreement and certain arbitration proceedings related to the ongoing Millstone outages, see "Item 3. Legal Proceedings."

      CL&P, PSNH, WMECO, and other New England electric utilities are the stockholders of the Yankee companies. Each Yankee company owns a single nuclear generating unit. The stockholder-sponsors of each Yankee company are responsible for proportional shares of the operating and decommissioning costs of the respective Yankee company and are entitled to proportional shares of the electrical output in the case of VY, which is the only operating unit of the four Yankee companies set forth below. The relative rights and obligations with respect to the Yankee companies are approximately proportional to the stockholders' percentage stock holdings, but vary slightly to reflect arrangements under which nonstockholder electric utilities have contractual rights to some of the output of particular units.

CL&P's, PSNH's and WMECO's stock ownership percentages in the Yankee companies are set forth below:

                                  CL&P        PSNH     WMECO   NU system
Connecticut Yankee Atomic
 Power Company (CYAPC).......     34.5%       5.0%      9.5%     49.0%
Maine Yankee Atomic Power
 Company (MYAPC).............     12.0%       5.0%      3.0%     20.0%
Vermont Yankee Nuclear
 Power Corporation (VYNPC)...      9.5%       4.0%      2.5%     16.0%
Yankee Atomic Electric
 Company (YAEC)..............     24.5%       7.0%      7.0%     38.5%

     On October 15, 1999, VYNPC agreed to sell VY for $22 million to
AmerGen Energy Company LLC (AmerGen). AmerGen, among other commitments, agreed to assume the decommissioning cost of the unit after it is taken out of service, and the VYNPC owners have agreed to fund the uncollected decommissioning cost to a negotiated amount at the time of the closing of the sale. VYNPC's owners have also agreed either to enter into a new purchased-power agreement with AmerGen or to buy out such future power payment obligations by making a fixed payment to AmerGen. CL&P, WMECO and PSNH have elected the buyout option. The owners' obligations to close and pay such amounts are conditioned upon their receipt of satisfactory regulatory approval of the transaction, including provision for adequate recovery of these payments.

     The operators of Millstone 2 and 3, VY and Seabrook hold full term operating licenses from the NRC and are subject to the jurisdiction of the NRC. The NRC has broad jurisdiction over the design, construction and operation of nuclear generating stations, including matters of public health and safety, financial qualifications, antitrust considerations, and environmental impact. The NRC issues 40-year initial operating licenses to nuclear units and NRC regulations permit renewal of licenses for an additional 20-year period. The NRC also has jurisdiction over the decommissioning activities at Yankee Rowe, CY, MY, and Millstone 1.

     The NRC also regularly conducts generic reviews of technical and other issues, a number of which may affect the nuclear plants in which NU system companies have interests. The cost of complying with any new requirements that may result from these reviews cannot be estimated at this time, but such costs could be substantial.

NUCLEAR PLANT PERFORMANCE

     MILLSTONE 3

     Millstone 3 has a license expiration date of November 25, 2025. In 1999, Millstone 3 operated at a capacity factor of 81.7 percent. After a 60-day refueling and maintenance outage, Millstone 3 returned to service on June 29, 1999, and achieved a 98.1 percent capacity factor from that date to December 31, 1999.

     MILLSTONE 2

     Millstone 2 has a license expiration date of July 31, 2015. Millstone 2 returned to service on May 11, 1999, following an extended outage, which began in February 1996 and achieved a 90.3 percent capacity factor from that date to December 31, 1999. For the full year 1999, Millstone 2 operated at a capacity factor of 57.9 percent.

     SEABROOK

     Seabrook has a license expiration date of October 17, 2026. In 1999, Seabrook operated at a capacity factor of 86.4 percent. However, since returning to service on May 13, 1999, after a 48-day refueling and maintenance outage, Seabrook achieved a 99 percent capacity factor through December 31, 1999.

     VERMONT YANKEE

     VY has a license expiration date of March 21, 2012. In 1999, VY operated at a capacity factor of 88.8 percent.

NUCLEAR INSURANCE

     For information regarding nuclear insurance, see "Commitments and Contingencies - Nuclear Insurance Contingencies" in the notes to NU's, CL&P's, PSNH's, WMECO's, and NAEC's financial statements.

NUCLEAR FUEL

     GENERAL

     The supply of nuclear fuel for the NU system's existing units requires the procurement of uranium concentrates, followed by the conversion, enrichment and fabrication of the uranium into fuel assemblies suitable for use in the NU system's units. Fuel may also be purchased at a point after any of the above processes are completed. The NU system expects that uranium concentrates and related services for the units operated by the NU system and for the other units in which the NU system companies are participating that are not covered by existing contracts, will be available for the foreseeable future on reasonable terms and prices.

    As a result of the Energy Policy Act, the United States commercial nuclear power industry is required to pay the United States Department of Energy (DOE), through a special assessment, for the costs of the decontamination and decommissioning of uranium enrichment plants owned by the United States government, no more than $150 million per annum for 15 years beginning in 1993. Each domestic nuclear utility's payment is based on its pro-rata share of all enrichment services received by the United States commercial nuclear power industry from the United States government through October 1992. Each year, the DOE adjusts the annual assessment using the Consumer Price Index. The Energy Policy Act provides that the assessments are to be treated as reasonable and necessary current costs of fuel, which costs shall be fully recoverable in rates in all jurisdictions. The NU system's remaining share to be recovered, assuming no escalation, is approximately $36.7 million as of December 31, 1999. Management believes that the DOE assessments against CL&P, WMECO, PSNH, and NAEC will be recoverable in future rates. Accordingly, each of these companies has recognized these costs as a regulatory asset, with a corresponding obligation on its balance sheet.

     On October 22, 1998, an action was initiated by the owners of Millstone in the U.S. Court of Federal Claims against the DOE regarding the special annual assessment that the DOE imposes on purchasers of enriched uranium to meet the future costs of decontaminating and decommissioning (D&D) government owned uranium enrichment facilities. Similar actions for Seabrook and CY were filed on October 23, 1998. The lawsuits challenge the imposition of the D&D assessment on federal constitutional grounds, and are similar to actions filed by a number of other utilities against DOE. Proceedings in the Millstone, Seabrook and CY cases are stayed pending the final resolution of a similar claim brought against the DOE by MYAPC. In July 1999, the claims court dismissed MYAPC's complaint. MYAPC has appealed this decision. As of December 31, 1999, the NU system companies had paid approximately $32.6 million into the fund.

     Nuclear fuel costs associated with nuclear plant operations include amounts for disposal of spent nuclear fuel. The NU system companies include in their nuclear fuel expense spent fuel disposal costs accepted by the DPUC, NHPUC and DTE in rate case or fuel adjustment decisions. Spent fuel disposal costs also are reflected in the FERC-approved wholesale charges.

     HIGH-LEVEL RADIOACTIVE WASTE

     The Nuclear Waste Policy Act of 1982 (NWPA) provides that the federal government is responsible for the permanent disposal of spent nuclear reactor fuel (SNF) and high-level waste. As required by the NWPA, electric utilities generating SNF and high-level waste are obligated to pay fees into a fund which would be used to cover the cost of siting, constructing, developing, and operating a permanent disposal facility for this waste. The NU system companies have been paying for such services for fuel burned on or after April 7, 1983, on a quarterly basis since July 1983. The DPUC, NHPUC and DTE permit the fee to be recovered through rates. For nuclear fuel used to generate electricity prior to April 7, 1983 (prior-period fuel), payment must be made prior to the first delivery of spent fuel to the DOE. The DOE's current estimate for an available site is 2010.

     In return for payment of the fees prescribed by the NWPA, the federal government is to take title to and dispose of the utilities' high-level wastes and SNF. There have been numerous litigation proceedings involving the DOE's statutory and contractual obligation to accept high-level waste and SNF. While the courts have declined to order the DOE to begin accepting spent fuel for disposal on January 31, 1998, the courts left open the utilities' ability to bring damage claims against the DOE.

     On February 18, 1998, YAEC filed a complaint against the DOE in the United States Court of Federal Claims seeking damages in excess of $70 million resulting from the DOE's failure to accept spent nuclear fuel for disposal. CYAPC and MYAPC filed similar complaints on March 4, 1998 and June 2, 1998, seeking damages of over $90 million and $128 million, respectively. On October 29, 1998, the court found liability on the part of the DOE to YAEC for breach of the standard contract, based upon the DOE's failure to begin disposal of SNF. In separate orders dated October 30, 1998 and November 3, 1998, respectively, the court extended its rulings in the YAEC case to the damage claim cases filed by CYAPC and MYAPC. The DOE has appealed the claims court decisions.

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

     The available capacity of the VY spent fuel pool is expected to be able to accommodate full-core removal through 2001. In 1999, VYNPC received an NRC license amendment allowing the installation of additional storage racks in the existing spent fuel pool. When installed, the additional storage racks will increase the capacity of the spent fuel pool to allow full core discharge capability through the 2008 refueling outage.

     Adequate storage capacity exists to accommodate all of the SNF at Millstone 1, CY, MY, and Yankee Rowe until that fuel is removed by the DOE.

LOW-LEVEL RADIOACTIVE WASTE

     The NU system currently has contracts to dispose of its low-level radioactive waste (LLRW) at two privately operated facilities in Clive, Utah, and in Barnwell, South Carolina. The NU system is also supporting efforts by the Northeast Interstate Low Level Radioactive Waste Management Compact, consisting of Connecticut and New Jersey, to accept South Carolina as a new member. If successful, this arrangement would entitle Millstone and CY access to Barnwell through their decommissioning. Such an arrangement may exclude other nuclear plants from accessing Barnwell. This option is expected to be decided by mid 2000. Because access to LLRW disposal may be lost at any time, the NU system has plans that will allow for onsite storage of LLRW for at least five years.

DECOMMISSIONING

     Based upon the NU system's most recent comprehensive site-specific updates of the decommissioning costs for each of the three Millstone units and for Seabrook, the recommended decommissioning method continues to be immediate and complete dismantlement of those units as soon as practical after their retirement. The table below sets forth the estimated Millstone and Seabrook decommissioning costs for the NU system companies. The estimates are based on the latest site studies, stated in December 31, 1999 dollars.


                    CL&P       PSNH      WMECO       NAEC     NU system
                    ----       ----      -----       ----     ---------
                                      (Millions)
Millstone 1*.... $  580.3     $  -      $136.1     $   -      $  716.4
Millstone 2.....    334.9        -        78.5         -         413.4
Millstone 3.....    327.9      17.6       75.8         -         421.3
Seabrook........     22.9        -          -       203.3        226.2
                 --------     -----     ------     ------     --------
  Total......... $1,266.0     $17.6     $290.4     $203.3     $1,777.3
                 ========     =====     ======     ======     ========

     * The costs shown include all of the expected future billings associated with the funding of decommissioning, recovery of remaining assets and other closure costs associated with the early retirement of Millstone 1 as of December 31, 1999, which have been recorded as an obligation on the books of the NU system companies.

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

     New Hampshire enacted a law in 1981 requiring the creation of a state-managed fund to finance decommissioning of any units in that state. NAEC's costs for decommissioning Seabrook are billed by it to PSNH and recovered by PSNH under the Rate Agreement. During April 1999, the Nuclear Decommissioning Finance Committee (NDFC) issued an order that adjusted the decommissioning collection period and funding levels. The NDFC's order concluded that Seabrook's anticipated energy producing life was 25 years from the date it went into commercial operation, and accordingly Seabrook will end its energy producing life in October 2015. This is 11 years earlier than the service life established by Seabrook's NRC operating license. The order also updated Seabrook's decommissioning estimate to $513 million (in 1998 dollars).
The cost of funding the decommissioning of Seabrook is now accrued over the expected remaining service life of the plant, as determined by the NDFC, and is included in depreciation expense.

     As of December 31, 1999, the NU system recorded balances (at market) in its external decommissioning trust funds are as follows:

                     CL&P      PSNH      WMECO       NAEC     NU system
                     ----      ----      -----       ----     ---------
                                      (Millions)
   Millstone 1...   $234.6     $ -      $ 67.1       $  -      $301.7
   Millstone 2...    164.3       -        47.3          -       211.6
   Millstone 3...    113.1      6.9       30.1          -       150.1
   Seabrook......      4.8       -          -         43.7       48.5
                    ------     ----     ------       -----     ------
   Total.........   $516.8     $6.9     $144.5       $43.7     $711.9
                    ======     ====     ======       =====     ======

     The decommissioning cost estimates for the NU system nuclear units are reviewed and updated regularly to reflect inflation and changes in decommissioning requirements and technology. Changes in requirements or technology, or adoption of a different decommissioning method could change these estimates. CL&P, PSNH and WMECO expect to recover sufficient amounts through their allowed rates to cover their expected decommissioning costs. Based on present estimates, and assuming its nuclear units operate to the end of their respective license periods, the NU system expects that the decommissioning trust funds will be substantially funded when those expenditures have to be made.

     Under the restructuring legislation in Connecticut and Massachusetts, CL&P and WMECO are permitted to recover their decommissioning obligations as a stranded cost. It is not clear at this time how decommissioning will be treated in connection with the auction of the Millstone units.

     Pursuant to the PSNH Settlement Agreement, upon a successful sale of NAEC's share of Seabrook, the existing Seabrook Power Contract between PSNH and NAEC will be terminated. However, subsequent to such sale, PSNH shall continue to be responsible for funding NAEC's former ownership share of its decommissioning liability, calculated on the basis of full funding by December 31, 2015, using an estimated decommissioning date of 2015 or as otherwise determined by the NDFC. PSNH may enter into a new contract to provide for the payment of Seabrook nuclear decommissioning costs, with full recovery of the costs of that contract to be recoverable from PSNH's customers. Under no circumstances will PSNH's customers have any responsibility for increases in decommissioning funding above the amount calculated based upon the payment schedule as of the sale date.

     In June 1999, NNECO filed with the NRC the Post-Shutdown Decommissioning Activities Report for Millstone 1. The total estimated decommissioning costs, which have been updated to reflect the early shutdown of the unit, are approximately $716.4 million as of December 31, 1999 ($580.3 million for CL&P and $136.1 million for WMECO).

     CYAPC, YAEC, VYNPC, and MYAPC are all collecting revenues for decommissioning from their power purchasers. The table below sets forth the NU system companies' estimated share of decommissioning costs (and closure costs where applicable) of the Yankee units. The estimates are based on the latest site studies. For information on the equity ownership of the NU system companies in each of the Yankee units and the proposed sale of VY, see "Electric Operations - Nuclear Generation - General."

                       CL&P      PSNH       WMECO     NU system
                       ----      ----       -----     ---------
                                    (Millions)
     VY............  $ 40.8     $17.1      $10.7      $ 68.6
     Yankee Rowe*..     8.0       2.3        2.3        12.7
     CY*...........   153.2      22.2       42.2       217.5
     MY*...........    76.9      32.1       19.2       128.2
                     ------     -----      -----      ------
       Total.......  $278.9     $73.7      $74.4      $427.0
                     ======     =====      =====      ======

* The costs shown include all of the expected future billings associated with the funding of decommissioning, recovery of remaining assets and other closure costs associated with the early retirement of Yankee Rowe, CY and MY as of December 31, 1999, which have been recorded as an obligation on the books of the NU system companies.

As of December 31, 1999, the NU system's share of the external decommissioning trust fund balances (at market), which have been recorded on the books of the Yankee nuclear companies, is as follows:

                       CL&P      PSNH       WMECO     NU system
                       ----      ----       -----     ---------
                                    (Millions)
     VY.............. $ 23.5    $ 9.9      $ 6.2      $ 39.5
     Yankee Rowe.....   39.3     11.2       11.2        61.8
     CY..............   64.3      9.3       17.7        91.3
     MY..............   21.7      9.1        5.4        36.2
                      ------    -----      -----      ------
     Total........... $148.8    $39.5      $40.5      $228.8
                      ======    =====      =====      ======

     In August 1998, the FERC released an initial decision regarding CY decommissioning. If upheld, CYAPC's management has estimated the effect of the ALJ decision on CYAPC's earnings to be approximately $37.5 million, of which the NU's share would be approximately $18.4 million. NU continues to support CYAPC's efforts to contest this initial decision.

     On June 1, 1999, the FERC accepted an offer of settlement, which resolved all the issues in the FERC decommissioning rate case proceeding related to MY. The settlement provides, among other things, the following:
(1) MYAPC will collect $33.1 million annually to pay for decommissioning and spent fuel; (2) its return on equity will be set at 6.5 percent; (3) MYAPC is permitted full recovery of all of its unamortized investment in MY, including fuel; and (4) an incentive budget for decommissioning is set at $436.3 million.

     Effective January 1996, YAEC began billing its sponsors, including CL&P, WMECO and PSNH, amounts based on a revised decommissioning cost estimate approved by the FERC. Under the terms of its rate settlement agreement with the FERC, YAEC filed a revised decommissioning cost estimate, which was approved as of March 1, 2000. The YAEC filing assumes NRC license termination and completion of decommissioning activities by 2004.

              OTHER REGULATORY AND ENVIRONMENTAL MATTERS

ENVIRONMENTAL REGULATION

     GENERAL

     The NU system and its subsidiaries are subject to federal, state and local regulations with respect to water quality, air quality, toxic substances, hazardous waste, and other environmental matters. Additionally, the NU system's major generation and transmission facilities may not be constructed or significantly modified without a review by the applicable state agency of the environmental impact of the proposed construction or modification. Compliance with environmental laws and regulations, particularly air and water pollution control requirements, may limit operations or require substantial investments in new equipment at existing facilities.

     SURFACE WATER QUALITY REQUIREMENTS

     The federal Clean Water Act requires every "point source" discharger of pollutants into navigable waters to obtain a National Pollutant Discharge Elimination System (NPDES) permit from the United States Environmental Protection Agency (EPA) or state environmental agency specifying the allowable quantity and characteristics of its effluent. NU system facilities are in the process of obtaining or renewing all required NPDES permits in effect. Compliance with NPDES and state water discharge permits has necessitated substantial expenditures, which are difficult to estimate, and may require further expenditures because of additional requirements that could be imposed in the future. For information regarding civil lawsuits related to alleged violations of certain facilities' NPDES permits, see
"Item 3. Legal Proceedings."

     The Federal Oil Pollution Act of 1990 (OPA 90) sets out the requirements for facility response plans and periodic inspections of spill response equipment at facilities that can cause substantial harm to the environment by discharging oil or hazardous substances into the navigable waters of the United States and onto adjoining shorelines. The NU system companies are currently in compliance with the requirements of OPA 90. OPA 90 includes limits on the liability that may be imposed on persons deemed responsible for release of oil. The limits do not apply to oil spills caused by negligence or violation of laws or regulations. OPA 90 also does not preempt state laws regarding liability for oil spills. In general, the laws of the states in which the NU system owns facilities and through which the NU system transports oil could be interpreted to impose strict liability for the cost of remediating releases of oil and for damages caused by releases. The NU system currently carries general liability insurance in the total amount of $100 million annual coverage for oil spills. This amount may decrease in the future as a result of generation asset sales due to restructuring.

     AIR QUALITY REQUIREMENTS

     The Clean Air Act Amendments of 1990 (CAAA) impose stringent requirements on emissions of sulfur dioxide (SO2) and nitrogen oxide (NOX) for the purpose of controlling acid rain and ground level ozone. In addition, the CAAA address the control of toxic air pollutants. Installation of continuous emissions monitors and expanded permitting provisions also are included. Compliance with CAAA requirements has cost the NU system approximately $48 million as of December 31, 1999: $11 million for CL&P, $33 million for PSNH, $1 million for WMECO, and $3 million for HWP. In addition, PSNH expects to spend approximately $2 million a year for SO2 allowances.

     Further requirements for NOX reductions became effective in 1999. PSNH spent approximately $20 million for improvements at its Merrimack and Schiller Stations to meet these requirements. These costs were offset by the sale of $16 million of emission credits. Following divestiture of the NU system's fossil units, these federal and state air quality regulations are not expected to have a material impact on the NU system companies.

     HAZARDOUS WASTE REGULATIONS

     As many other industrial companies have done in the past, the NU system companies disposed of residues from operations by depositing or burying such materials on-site or disposing of them at off-site landfills or facilities. Typical materials disposed of include coal gasification waste, fuel oils, gasoline, and other hazardous materials that might contain polychlorinated biphenyls (PCBs). It has since been determined that deposited or buried wastes, under certain circumstances, could cause groundwater contamination or create other environmental risks. The NU system has recorded a liability for what it believes is, based upon currently available information, its estimated environmental remediation costs for waste disposal sites for which the NU system companies expect to bear legal liability, and continues to evaluate the environmental impact of its former disposal practices. Under federal and state law, government agencies and private parties can attempt to impose liability on NU system companies for such past disposal. At
December 31, 1999, the liability recorded by the NU system for its estimated environmental remediation costs for known sites needing remediation including those sites described below, exclusive of recoveries from insurance or from third parties, was approximately $24.8 million. These costs could be significantly higher if alternative remedies become necessary.

    Under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, commonly known as Superfund, the EPA has the authority to clean up or order the clean up of hazardous waste sites and to impose the clean up costs on parties deemed responsible for the hazardous waste activities on the sites. Responsible parties include the current owner of a site, past owners of a site at the time of waste disposal, waste transporters, and waste generators. The NU system currently is involved in one Superfund site in New Jersey, one in New York, one in New Hampshire, and one in Kentucky, which could have a material impact on the NU system. The NU system has committed in the aggregate approximately $1.9 million to its share of the clean up of these sites.

     As discussed below, in addition to the remediation efforts for the above-mentioned Superfund sites, the NU system has been named as a potentially responsible party (PRP) and is monitoring developments in connection with several state environmental actions. The level of study of each site and the information about the waste contributed to the site by the NU system and other parties differs from site to site. Where reliable information is available that permits the NU system to make a reasonable estimate of the expected total costs of remedial action and/or the NU system's likely share of remediation costs for a particular site, those cost estimates are provided below. All cost estimates were made in accordance with generally accepted accounting principles where remediation costs were probable and reasonably estimable.

     In 1987, the Connecticut Department of Environmental Protection (CDEP) published a list of 567 hazardous waste disposal sites in Connecticut. The NU system owns two sites, in Stamford and Rockville, which are on this list. Both sites were formerly used by CL&P predecessor companies for the manufacture of coal gas (also known as town gas sites) from the late 1800s to the 1950s. Site investigations have been completed at these sites and discussions with state regulators are in progress to address the need for and extent of remediation necessary to protect public health and the environment. The total reserve established for these two sites is $6.5 million.

     CL&P owns a section of an abandoned railroad bed in Ridgefield, Connecticut. Past studies of portions of the railroad bed have indicated elevated levels of arsenic in the upper two to three feet of soil at the location. The NU system has reserved approximately $1.2 million for future remediation efforts. A similar site in Portland, Connecticut has been remediated.

     PSNH contacted the New Hampshire Department of Environmental Services (NHDES) in December 1993 concerning possible coal tar contamination in Laconia, New Hampshire, in Lake Opechee and the Winnipesaukee River near an area where PSNH and a second PRP formerly owned and operated a coal gasification plant from the late 1800's to the 1950's. A comprehensive site investigation was completed in December 1996. This study has shown that byproducts from the operation of the former manufactured gas plant are present in groundwater, subsurface soil and in the sediments of the adjacent Winnipesaukee River. A remediation action plan was approved by the NHDES in March of 1999. PSNH entered into a cash settlement with the other PRP at the site. A reserve of $8.4 million has been established for this site, including amounts received in the settlement.

     PSNH has also received requests from NHDES to conduct site investigations at three additional former manufactured gas plant sites. These sites are located in Keene, Nashua, and Dover, New Hampshire. Studies are now being planned to understand site conditions and any environmental impacts. PSNH is also involved in other site studies to assess contamination, but PSNH's liability at these sites is not expected to be material.

     Environmental contaminants have been identified at the former Manchester Steam generating station in Manchester, New Hampshire. A reserve of $4.1 million has been established to abate and remediate this station.

     In Massachusetts, NU system companies have been designated by the Massachusetts Department of Environmental Protection (MDEP) as PRPs for
12 sites under the MDEP's hazardous waste and spill remediation program. At two sites, the NU system may incur remediation costs that may be material to HWP depending on the remediation requirements. At one site, HWP has been identified by the MDEP as one of three PRPs in a coal tar site in Holyoke, Massachusetts. HWP owned and operated the Holyoke Gas Works from 1859 to 1902. The site is located on the east side of Holyoke, adjacent to the Connecticut River and immediately downstream of HWP's Hadley Falls Station. MDEP has designated both the land and river deposit areas as priority waste disposal sites. The PRPs have been notified of the need to remove tar deposits from the river. The total estimated costs for removal of tar patches in the river range from $2 million to $3 million. HWP has agreed to complete the removal of tar patches subject to negotiations of an acceptable consent decree with various state and federal regulatory agencies.

     The second site is a former manufactured gas plant facility in Easthampton, Massachusetts. WMECO predecessor companies owned and operated the Easthampton Gas Works from 1864 to 1924. Previous investigations have identified coal tar deposits on the land portion of the site. An analysis of the human, health and ecological risks at the site and a remedial action plan was submitted to the MDEP in 1999. WMECO has reserved approximately $4.3 million for remediation costs for the site.

     Environmental contaminants have been identified at the former Riverside generating station in Holyoke, Massachusetts. A reserve of $2.3 million has been established for HWP to abate and remediate fuel oil outside the former generating station, asbestos inside the station and to demolish a section of the existing structure.

     In the past, the NU system has received other claims from government agencies and third parties for the cost of remediating sites not currently owned by the NU system but affected by past NU system disposal activities and may receive more such claims in the future. The NU system expects that the costs of resolving claims for remediating sites about which it has been notified will not be material, but cannot estimate the costs with respect to sites about which it has not been notified.

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

     Based on this information, management does not believe that a causal relationship between EMF exposure and adverse health effects has been established or that significant capital expenditures are appropriate to minimize unsubstantiated risks. The NU system companies have closely monitored research and government policy developments for many years and will continue to do so.

     If further investigation were to demonstrate that the present electricity delivery system is contributing to increased risk of cancer or other health problems, the industry could be faced with the difficult problem of delivering reliable electric service in a cost-effective manner while managing EMF exposures. To date, no courts have concluded that individuals have been harmed by EMF from electric utility facilities, but if utilities were to be found liable for damages, the potential monetary exposure for all utilities, including the NU system companies, could be enormous. Without definitive scientific evidence of a causal relationship between EMF and health effects, and without reliable information about the kinds of changes in utilities' transmission and distribution systems that might be needed to address the problem, if one is found, no estimates of the cost impacts of remedial actions and liability awards are available.

FERC HYDROELECTRIC PROJECT LICENSING

     Federal Power Act licenses may be issued for hydroelectric projects for terms of 30 to 50 years as determined by the FERC. Upon the expiration of a license, any hydroelectric project so licensed is subject to reissuance by the FERC to the existing licensee or to others upon payment to the licensee of the lesser of fair value or the net investment in the project plus severance damages less certain amounts earned by the licensee in excess of a reasonable rate of return.

     The NU system companies currently hold FERC licenses for 12 hydroelectric projects aggregating approximately 1,411 MW of capacity, located in Connecticut, Massachusetts and New Hampshire. CL&P's and WMECO's five licenses with approximately 1,302 MW of capacity were transferred to NGC in March 2000. As part of the Settlement Agreement, PSNH has proposed to auction its six hydroelectric projects with approximately 65 MW of capacity upon approval of the agreement.

     The license for HWP's Holyoke Project expired in late 1999. On August 20, 1999, the FERC issued a new 40-year license to HWP. HWP was the successful co-applicant in a contested license application proceeding for the project, winning over co-applicants, the City of Holyoke Gas & Electric Department, the Massachusetts Municipal Wholesale Electric Company and the Ashburnham
Municipal Light Plant. HWP filed a motion for stay and motion for rehearing of the FERC's order, requesting that the FERC reconsider various aspects of the license, including mandatory Section 18 fishway prescriptions, bypass reach minimum flows and compliance schedules. Motions for rehearing of the FERC's order were also filed by various other parties. The FERC issued an order granting rehearing. HWP is awaiting further action by the FERC. In a separate but related proceeding, HWP filed an appeal of the state water quality certificate conditions and requested an adjudicatory hearing with the MDEP. Settlement discussions in this proceeding are ongoing.

     NGC's FERC licenses for operation of the Falls Village and Housatonic hydroelectric projects expire in 2001. A license application, which proposed to combine both projects under one license, was submitted to the FERC on August 31, 1999.

     The FERC has issued a notice indicating that it has authority to order project licensees to decommission projects that are no longer economic to operate. The potential costs of decommissioning a project, however, could be substantial. The FERC has recently ordered its first project decommissioning under this authority. It is likely that this FERC decision will be appealed.

                                  EMPLOYEES

     As of December 31, 1999, the NU system companies had 9,099 full and part-time employees on their payrolls, of which 2,377 were employed by CL&P, 1,258 by PSNH, 482 by WMECO, 78 by HWP, 1,859 by NNECO, 2,220 by NUSCO, and 825 by NAESCO. NU, NAEC, Mode 1, NUEI, NGC, NGS, SEPPI, and Select Energy have no employees. On March 5, 2000, approximately 119 employees of NUSCO were transferred to Select Energy.

     Approximately 2,379 employees of CL&P, PSNH, WMECO, NAESCO, and HWP are covered by ten union agreements, which expire between October 1, 2000 and May 31, 2002.

                                  YEAR 2000

     For information regarding the NU system's efforts to address this issue, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2.  PROPERTIES

     The physical properties of the NU system are owned or leased by subsidiaries of NU. CL&P's principal plants and other properties are located either on land which is owned in fee or on land, as to which CL&P owns perpetual occupancy rights adequate to exclude all parties except possibly state and federal governments, which has been reclaimed and filled pursuant to permits issued by the United States Army Corps of Engineers.
The principal properties of PSNH are held by it in fee. In addition, PSNH leases space in an office building under a 30-year lease expiring in 2002. WMECO's principal plants and a major portion of its other properties are owned in fee, although one hydroelectric plant is leased. NAEC owns a 35.98 percent interest in Seabrook and approximately 560 acres of exclusion area land located around the unit. In addition, CL&P, PSNH and WMECO have certain substation equipment, data processing equipment, nuclear fuel, nuclear control room simulators, vehicles, and office space that are leased. With few exceptions, the NU system companies' lines are located on or under streets or highways, or on properties either owned or leased, or in which the company has appropriate rights, easements or permits from the owners.

     CL&P's and PSNH's properties are subject to the lien of each company's respective first mortgage indenture. WMECO's properties are subject to the lien of its first mortgage indenture. NAEC's First Mortgage Bonds are secured by a lien on the Seabrook interest described above, and all rights of NAEC under the Seabrook Power Contracts. In addition, CL&P's and WMECO's interests in Millstone 1 are subject to second liens for the benefit of lenders under agreements related to pollution control revenue bonds. Also, CL&P and WMECO granted, as collateral, their second mortgage ownership interests in Millstone 2 and 3 that secure their borrowings under the New Credit Agreement. Various of these properties are also subject to minor encumbrances which do not substantially impair the usefulness of the properties to the owning company.

     The NU system companies' properties are well maintained and are in good operating condition.

     TRANSMISSION AND DISTRIBUTION SYSTEM

     At December 31, 1999, the NU system companies owned 104 transmission and 373 distribution substations that had an aggregate transformer capacity of 23,573,489 kilovoltamperes (kVa) and 8,933,772 kVa, respectively; 3,075 circuit miles of overhead transmission lines ranging from 69 kilovolt (kV) to 345 kV, and 196 cable miles of underground transmission lines ranging from 69 kV to 138 kV; 33,069 pole miles of overhead and 2,119 conduit bank miles of underground distribution lines; and 419,651 line transformers in service with an aggregate capacity of 18,068,000 kVa.

     ELECTRIC GENERATING PLANTS

     As of December 31, 1999, the electric generating plants of the NU system companies and the NU System companies' entitlement in the generating plant of the VYnpc were as follows (See "Item 1. Business - Electric Operations - Nuclear Generation" for information on ownership and operating results for the year):


                                                                      Claimed
                                                         Year       Capability*
Owner      Plant Name (Location)           Type        Installed    (kilowatts)
-----      --------------------            ----        ---------    -----------
CL&P       Millstone (Waterford, CT)
             Unit 2                       Nuclear        1975         705,814
             Unit 3                       Nuclear        1986         603,436
           Seabrook (Seabrook, NH)        Nuclear        1990          47,135
           VT Yankee (Vernon, VT)         Nuclear        1972          45,189
                                                                    ---------
           Total Nuclear-Steam Plants    ( 4 units)                 1,401,574
           Total Hydro-Conventional      (25 units)     1903-55        98,970
           Total Hydro-Pumped Storage    ( 7 units)     1928-73       905,200
           Total Internal Combustion     ( 5 units)     1969-70       216,400
                                                                    ---------
           Total CL&P Generating Plant   (41 units)                 2,622,144
                                                                    =========
PSNH       Millstone (Waterford, CT)
             Unit 3                      Nuclear         1986          32,461
           VT Yankee (Vernon, VT)        Nuclear         1972          18,999
                                                                    ---------
           Total Nuclear-Steam Plants    ( 2 units)                    51,460
           Total Fossil-Steam Plants     ( 7 units)     1952-78     1,060,398
           Total Hydro-Conventional      (20 units)     1917-83        67,930
           Total Internal Combustion     ( 5 units)     1968-70       104,530
                                                                    ---------
           Total PSNH Generating Plant   (34 units)                 1,284,318
                                                                    =========

WMECO      Millstone (Waterford, CT)
             Unit 2                      Nuclear         1975         165,561
             Unit 3                      Nuclear         1986         139,519
           VT Yankee (Vernon, VT)        Nuclear         1972          11,904
                                                                    ---------
           Total Nuclear-Steam Plants    ( 3 units)                   316,984
           Total Hydro-Conventional      (14 units)     1905-30        93,210**
           Total Hydro-Pumped Storage    ( 4 units)     1972-73       205,200
                                                                    ---------
           Total WMECO Generating Plant  (21 units)                   615,394
                                                                    =========

NAEC       Seabrook (Seabrook, NH)       Nuclear         1990         417,751
                                                                    =========

HWP        Mt. Tom (Holyoke, MA)         Fossil-Steam    1960         147,000
           Total Hydro-Conventional      (15 units)    1905-1983       43,560
                                                                    ---------
           Total HWP Generating Plant    (16 units)                   190,560
                                                                    =========
NU System  Millstone (Waterford, CT)
             Unit 2                      Nuclear         1975         871,375
             Unit 3                      Nuclear         1986         775,416
           Seabrook (Seabrook, NH)       Nuclear         1990         464,886
           VT Yankee (Vernon, VT)        Nuclear         1972          76,092
                                                                    ---------
           Total Nuclear-Steam Plants    ( 4 units)                 2,187,769
           Total Fossil-Steam Plants     ( 8 units)     1952-78     1,207,398
           Total Hydro-Conventional      (74 units)     1903-83       303,670
           Total Hydro-Pumped Storage    ( 7 units)     1928-73     1,110,400
           Total Internal Combustion     (10 units)     1968-70       320,930
                                                                    ---------
           Total NU system
             Generating Plant
               Including Vermont Yankee (103 units)                 5,130,167
                                                                    =========
               Excluding Vermont Yankee (102 units)                 5,054,075
                                                                    =========

  * Claimed capability represents winter ratings as of December 31, 1999.

 ** Total Hydro-Conventional capability includes the Cobble Mtn. plant's
   33,960 kW which is leased from the City of Springfield, MA.

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

     In addition to the right to provide electric transmission and distribution services as set forth above, the franchises of CL&P include, among others, limited rights and powers, as set forth in Title 16 of the Connecticut General Statutes and the special act of the General Assembly constituting its charter, to manufacture, generate, purchase, and sell electricity at retail, including to provide standard offer, backup and default service, to sell electricity at wholesale to other utility companies and municipalities and to erect and maintain certain facilities on public highways and grounds, all subject to such consents and approvals of public authority and others as may be required by law. The franchises of CL&P include the power of eminent domain.

     PSNH. The NHPUC, pursuant to statutory requirement, has issued orders granting PSNH exclusive franchises free from burdensome restrictions to sell electricity in the respective areas in which it is now supplying such service.

     In addition to the right to sell electricity as set forth above, the franchises of PSNH include, among others, rights and powers to manufacture, generate, purchase, transmit, and distribute electricity, to sell electricity at wholesale to other utility companies and municipalities and to erect and maintain certain facilities on certain public highways and grounds, all subject to such consents and approvals of public authority and others as may be required by law. The franchises of PSNH include the power of eminent domain.

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

     Pursuant to the Massachusetts restructuring legislation, the DTE is required to define service territories for each distribution company, including WMECO, based on the service territories actually served on July 1, 1997, and following to the extent possible municipal boundaries. The DTE has not yet defined service territories. After established by the DTE, until terminated by effect of law or otherwise, the distribution company shall have the exclusive obligation to provide distribution service to all retail customers within its service territory, and no other person shall provide distribution service within such service territory without the written consent of such distribution company.

     HWP and Holyoke Power and Electric Company (HP&E). HWP, and its wholly owned subsidiary HP&E, are authorized by their charters to conduct their businesses in the territories served by them. HWP's electric business is subject to the restriction that sales be made by written contract in amounts of not less than 100 horsepower to purchasers who use the electricity in their own business in the counties of Hampden or Hampshire, Massachusetts and cities and towns in these counties, and customers who occupy property in which HWP has a financial interest, by ownership or purchase money mortgage. HWP also has certain dam and canal and related rights, all subject to such consents and approvals of public authorities and others as may be required by law. The two companies have locations in the public highways for their transmission and distribution lines. Such locations are granted pursuant to the laws of Massachusetts by the Department of Public Works of Massachusetts or local municipal authorities and are of unlimited duration, but the rights thereby granted are not vested. Such locations are for specific lines only and, for extensions of lines in public highways, further similar locations must be obtained from the Department of Public Works of Massachusetts or the local municipal authorities. HP&E has no retail service territory area and sells electric power exclusively at wholesale.

ITEM 3.  LEGAL PROCEEDINGS

1.   Connecticut Attorney General - Civil Environmental Lawsuit

     On October 5, 1998, the Connecticut Superior Court, after hearing arguments, approved a settlement which resolved a civil lawsuit by the CDEP against NNECO and NUSCO for violations of the Millstone water permit and Connecticut water discharge regulations. The settlement required NNECO to pay a $700,000 civil penalty and expend $500,000 to fund three supplemental environmental projects. NNECO is also required to perform and have a third-party review of two environmental audits of its water compliance program and to inform the CDEP of major changes to its environmental management system. An intervening party has appealed the approval of the settlement to Connecticut Appellate Court. On March 3, 2000, the Connecticut Supreme Court assumed jurisdiction over this matter.

2.   Connecticut Superior Court - Fish Unlimited Lawsuits

     On March 11, 1999, Fish Unlimited and several other parties brought a civil suit in Connecticut Superior Court against NNECO and NUSCO seeking a temporary and a permanent injunction to prevent the restart of Millstone 2 until a fish return system and cooling tower are installed. On April 27, 1999, a temporary restraining order (TRO) was issued to prevent NNECO from starting up Millstone 2 until the temporary injunction request was heard. On May 7, 1999, the TRO was dissolved and the applications for both temporary and permanent injunctions were denied. Fish Unlimited has appealed to the Connecticut Appellate Court.

     On June 2, 1999, Fish Unlimited and eight other plaintiffs filed another suit in Connecticut Superior Court against NNECO and NUSCO. The plaintiffs' primary claim was that Millstone is discharging pollutants into navigable waters without a valid NPDES permit. On July 15, 1999, NUSCO and NNECO's motion to dismiss this lawsuit was granted. Fish Unlimited has appealed the decision to the Connecticut Appellate Court.

     On March 3, 2000, the Connecticut Supreme Court assumed jurisdiction over these matters.

3.   Shareholder Securities Class Actions - Nuclear Matters

    Consolidated Federal Court Actions: Pursuant to a court order dated October 1, 1997, the six class actions separately filed against NU in 1996 were consolidated for pre-trial and trial purposes. The actions are based on various federal securities law and common law theories alleging misrepresentations and omissions in public disclosures related to the NU system's nuclear problems, which resulted in extended outages at Millstone and impacted the financial condition of NU and certain of its subsidiaries. These complaints represent classes of plaintiffs who purchased or otherwise acquired NU common stock during periods ranging from March 1994 to April 1996.

    The parties have reached an agreement in principal to settle all of the shareholder class actions. Final settlement is subject to the plaintiffs' completion of discovery to confirm the reasonableness of the proposed settlement and approval by the court. Discovery has been completed, and court approval is expected in the spring of 2000.

     State Court Actions: NU has been served with two separately filed class actions based on various state securities law and common law theories alleging misrepresentations and omissions in public disclosures related to the NU system's nuclear problems. These complaints represent classes of plaintiffs who purchased or otherwise acquired NU common stock during periods ranging from December 1993 to April 1996. Plaintiffs' counsel in both state actions agreed to stay the actions pending the outcome of the consolidated federal court actions described above.

4.   Shareholder Securities Class Actions - Con Edison Merger

     On October 13, 1999 and October 19, 1999, virtually identical complaints were filed in the Supreme Court of New York against NU and its trustees.
Both complaints purport to be "class action complaints" and allege that the trustees have breached their fiduciary duties to the plaintiffs and other members of the class by not (i) obtaining the best price for NU's assets and businesses and (ii) entrenching themselves and their corporate offices. The plaintiffs seek equitable relief, including an order that the trustees maximize shareholder value and award attorneys' fees. NU removed the cases from the state court to federal court in New York City and has filed motions to dismiss the actions on various grounds. NU believes that all of these class actions are without merit and intends to vigorously defend against all such actions.

5.   Millstone 3 - Joint Owner Litigation

     CL&P and WMECO, through NNECO as agent, operate Millstone 3, at cost and without profit, under a sharing agreement. On August 7, 1997, the non-NU owners of Millstone 3 (minority owners) filed demands for arbitration with CL&P and WMECO as well as three lawsuits in Massachusetts Superior Court against NU and its current and many of its former trustees. The minority owners raise a number of contract, tort and statutory claims, arising out of the operation of Millstone 3. The demands and lawsuits seek to recover compensatory damages totaling approximately $300 million, punitive damages, treble damages, and attorneys' fees.

    Hearings in the arbitration proceeding commenced on November 16, 1999, and an initial decision on liability is not expected before the third quarter of 2000. One of the three lawsuits has been dismissed as a result of the settlements discussed below. The remaining lawsuits have been consolidated, but no firm trial date has been set.

    NU, CL&P and WMECO have reached settlements with three of the minority owners, who hold approximately 58 percent of the minority owners' interest. The agreements involve the payment of $36.4 million and certain contingent payments, and provide for the inclusion of their Millstone 3 interests in CL&P's nuclear auction process. No agreements have been reached with the other seven minority owners.

6.  Maine Yankee - Secondary Purchasers Dispute

    A number of municipalities and cooperatives (Secondary Purchasers) notified the sponsors of MY, including CL&P, WMECO and PSNH, that they consider their purchase and payment obligations under their purchase agreements to have been terminated as a result of the August 6, 1997 decision by the MYAPC Board of Directors (MY Board) to retire MY. Accordingly, these Secondary Purchasers informed the sponsors that they would be making no further payments under the contracts for the period following the MY Board's decision. Through such contracts, the sponsors agreed to deliver a portion of the capacity and electrical output from MY until the year 2003 in exchange for payment by the Secondary Purchasers of a pro-rata share of the plant's costs and expenses.

    Following a series of regulatory and legal proceedings related to this matter at the FERC and in Maine state courts, on February 5, 1999, the parties have filed settlements with the FERC in this matter, which the FERC accepted on June 1, 1999. As a result, the Secondary Purchasers will make a total settlement payment of $16.5 million in full satisfaction of their obligations with respect to all past and future MY-related operations and decommissioning costs.

7.  Amended Partial Requirements Agreement

    On September 30, 1999, PSNH announced that it reached a settlement agreement with the New Hampshire Electric Cooperative (NHEC), the state's second largest utility. The agreement resolves all outstanding issues between PSNH and NHEC, its largest wholesale electric customer. As part of the agreement, PSNH has opened its transmission and distribution facilities to NHEC, which provides NHEC members the opportunity to purchase power from a competitive energy supplier. NHEC paid PSNH a one-time payment of $18 million as a contract termination payment which will be used to reduce PSNH's stranded costs. In connection with the settlement, PSNH recorded a loss of approximately $6 million.

8.  Other Legal Proceedings

    The following sections of Item 1. "Business" discuss additional legal proceedings: See "Rates and Electric Industry Restructuring" for information about various state restructuring proceedings and civil lawsuits related thereto; "Regulated Electric Operations- Transmission Access and FERC Regulatory Changes" for information about proceedings relating to power and transmission issues; "Regulated Electric Operations - Nuclear Generation" and "Regulated Electric Operations - Nuclear Plant Performance" for information related to nuclear plant performance, nuclear fuel enrichment pricing, high-level and low-level radioactive waste disposal, decommissioning matters, and NRC regulation; "Other Regulatory and Environmental Matters" for information about proceedings involving surface water and air quality, toxic substances and hazardous waste, electric and magnetic fields, licensing of hydroelectric projects, and other matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No event that would be described in response to this item occurred with respect to NU, CL&P, PSNH, WMECO, or NAEC.

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

     Year      Quarter      High         Low
     ----      -------      ----         ---
     1999      First      $16 7/16    $ 13 3/4
               Second      18 5/16      13 9/16
               Third       19           17 3/8
               Fourth      22           17 3/4

     1998      First      $14 5/16    $ 11 11/16
               Second      17           13 5/8
               Third       17 1/16      14 3/8
               Fourth      17 1/4       15 7/16

     As of January 31, 2000, there were 81,132 common shareholders of record of NU. As of the same date, there were a total of 137,388,633 common shares issued, including 5,483,268 million unallocated ESOP shares held in the ESOP trust.

     On September 14, 1999, the NU Board of Trustees approved the payment of NU's first common share dividend since March 1997. NU paid a dividend of 10 cents per share on December 30, 1999, to shareholders of record as of the close of business December 1, 1999.

     No dividends were declared or paid in 1998.

     Information with respect to dividend restrictions for NU and its subsidiaries is contained in Item 1. Business under the caption "Financing Program - Financing Limitations" and in Note (a) to the "Consolidated Statements of Shareholders' Equity" on page 34 of NU's 1999 Annual Report to Shareholders, which information is incorporated herein by reference.

     CL&P, PSNH, WMECO, and NAEC. The information required by this item is not applicable because the common stock of CL&P, PSNH, WMECO, and NAEC, is held solely by NU.

ITEM 6.  SELECTED FINANCIAL DATA

     NU. Reference is made to information under the heading "Selected Consolidated Financial Data" contained on page 54 of NU's 1999 Annual Report to Shareholders, which information is incorporated herein by reference.

     CL&P. Reference is made to information under the heading "Selected Financial Data" contained on page 44 of CL&P's 1999 Annual Report, which information is incorporated herein by reference.

     PSNH. Reference is made to information under the heading "Selected Financial Data" contained on page 43 of PSNH's 1999 Annual Report, which information is incorporated herein by reference.

     WMECO. Reference is made to information under the heading "Selected Financial Data" contained on page 41 of WMECO's 1999 Annual Report, which information is incorporated herein by reference.

     NAEC. Reference is made to information under the heading "Selected Financial Data" contained on page 30 of NAEC's 1999 Annual Report, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; AND

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     NU. Reference is made to information under the heading "Management's Discussion and Analysis and Results of Operations" contained on pages 21 through 29 in NU's 1999 Annual Report to Shareholders, which information is incorporated herein by reference.

     CL&P. Reference is made to information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 1 through 11 in CL&P's 1999 Annual Report, which information is incorporated herein by reference.

     PSNH.  Reference is made to information under the heading
"Management's Discussion and Analysis of Financial Condition and
Results of Operations" contained on pages 1 through 9 in PSNH's 1999 Annual Report, which information is incorporated herein by reference.

     WMECO. Reference is made to information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 1 through 10 in WMECO's 1999 Annual Report, which information is incorporated herein by reference.

     NAEC. Reference is made to information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 1 through 7 in NAEC's 1999 Annual Report, which information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     NU. Reference is made to information under the headings "Company Report," "Report of Independent Public Accountants," "Consolidated Statements of Income," "Consolidated Statements of Comprehensive Income," "Consolidated Balance Sheets," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows," "Consolidated Statements of Income Taxes," "Consolidated Statements of Capitalization," "Notes to Consolidated Financial Statements," and "Consolidated Statements of Quarterly Financial Data" contained on pages 30 through 53 in NU's 1999 Annual Report to Shareholders, which information is incorporated herein by reference.

     CL&P. Reference is made to information under the headings "Report of Independent Public Accountants," "Consolidated Statements of Income," "Consolidated Statements of Comprehensive Income," "Consolidated Balance Sheets," "Consolidated Statements of Common Stockholder's Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Statements of Quarterly Financial Data" contained on pages 12 through 44 in CL&P's 1999 Annual Report, which information is incorporated herein by reference.

     PSNH. Reference is made to information under the headings "Report of Independent Public Accountants," "Statements of Income," "Statements of Comprehensive Income," "Balance Sheets," "Statements of Common Stockholder's Equity," "Statements of Cash Flows," "Notes to Financial Statements," and "Statements of Quarterly Financial Data" contained on pages 10 through 43 in PSNH's 1999 Annual Report, which information is incorporated herein by reference.

     WMECO. Reference is made to information under the headings "Report of Independent Public Accountants," "Consolidated Statements of Income," "Consolidated Statements of Comprehensive Income," "Consolidated Balance Sheets," "Consolidated Statements of Common Stockholder's Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Statements of Quarterly Financial Data" contained on pages 11 through 41 in WMECO's 1999 Annual Report, which information is incorporated herein by reference.

     NAEC. Reference is made to information under the headings "Report of Independent Public Accountants," "Statements of Income," "Statements of Comprehensive Income," "Balance Sheets," "Statements of Common Stockholder's Equity," "Statements of Cash Flows," "Notes to Financial Statements," and "Statements of Quarterly Financial Data" contained on pages 8 through 30 in NAEC's 1999 Annual Report, which information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No event that would be described in response to this item has occurred with respect to NU, CL&P, PSNH, WMECO, or NAEC.


                                      PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

NU.
     In addition to the information provided below concerning the executive officers of NU, incorporated herein by reference is the information contained in the sections "Proxy Statement," "Committee Composition and Responsibility," "Common Stock Ownership of Certain Beneficial Owners," "Common Stock Ownership of Management," "Compensation of Trustees," "Executive Compensation," "Pension Benefits," and "Report on Executive Compensation" of the definitive proxy statement for solicitation of proxies by NU's Board of Trustees, dated
March 31, 2000, which will be filed with the Commission pursuant to Rule
14a-6 under the Securities Exchange Act of 1934 (the Act).

                                                      First          First
                                                     Elected        Elected
Name                            Positions Held      an Officer      a Trustee
-------------------------       --------------      ----------      ---------
John H. Forsgren                EVP, CFO             02/01/96         n/a
William T. Frain, Jr.           OTH                  02/01/94         n/a
Cheryl W. Grise                 SVP, SEC, GC         06/01/91         n/a
Bruce D. Kenyon                 P                    09/03/96         n/a
Hugh C. MacKenzie               P                    07/01/88         n/a
Michael G. Morris               CHB, P, CEO, T       08/19/97       08/19/97
Gary D. Simon                   OTH                  04/15/98         n/a
Lisa J. Thibdaue                OTH                  01/01/98         n/a

CL&P.
                                                      First          First
                                                     Elected        Elected
Name                            Positions Held      an Officer      a Trustee
-------------------------       --------------      ----------      ---------
David H. Boguslawski            VP, D                09/09/96       06/30/99
John H. Forsgren (1)            OTH                  02/10/96         n/a
Cheryl W. Grise (2)             OTH                  06/01/91         n/a
Bruce D. Kenyon (3)             OTH                  09/03/96         n/a
Hugh C. MacKenzie               P, D                 07/01/88       06/06/90
Michael G. Morris (4)           OTH                  08/19/97         n/a
Rodney O. Powell                VP, D                10/18/98       06/30/99
Lisa J. Thibdaue (5)            OTH                  01/01/98         n/a

PSNH.
                                                      First          First
                                                     Elected        Elected
Name                            Positions Held      an Officer      a Trustee
-------------------------       --------------      ----------      ---------
David H. Boguslawski            VP, D                06/05/92       06/30/99
John C. Collins                 D                       n/a         10/19/92
John H. Forsgren (1)            OTH, D               02/01/96       08/05/96
William T. Frain, Jr.           P, COO, D            03/18/71       02/01/94
Cheryl W. Grise (2)             OTH                  06/01/91         n/a
Bruce D. Kenyon (3)             OTH                  09/03/96         n/a
Gerald Letendre                 D                       n/a         10/19/92
Hugh C. MacKenzie (6)           D                       n/a         02/01/94
Michael G. Morris               CH, CEO, D           08/19/97       08/19/97
Jane E. Newman                  D                       n/a         10/19/92
Lisa J. Thibdaue (5)            OTH                  01/01/98         n/a

WMECO.
                                                      First          First
                                                     Elected        Elected
Name                            Positions Held      an Officer      a Trustee
-------------------------       --------------      ----------      ---------
David H. Boguslawski            VP, D               09/09/96        06/30/99
James E. Byrne                  D                      n/a          09/17/99
John H. Forsgren (1)            OTH, D               Note 1         06/10/96
Cheryl W. Grise (2)             OTH                 06/01/91          n/a
Bruce D. Kenyon (3)             OTH                 09/03/96          n/a
Kerry J. Kuhlman                P, COO, D           10/18/98        04/01/99
Hugh C. MacKenzie (6)           OTH, D               Note 2         06/06/90
Paul J. McDonald                D                      n/a          09/17/99
Michael G. Morris               CH, CEO, D          08/19/97        08/19/97
Melinda M. Phelps               D                      n/a          09/17/99
Lisa J. Thibdaue (5)            OTH                 01/01/98          n/a

NAEC.
                                                      First          First
                                                     Elected        Elected
Name                            Positions Held      an Officer      a Trustee
-------------------------       --------------      ----------      ---------
William A. DiProfio             D                      n/a          06/30/99
Ted C. Feigenbaum               EVP, CNO, D         10/21/91        06/30/99
John H. Forsgren (1)            OTH                 02/01/96          n/a
Cheryl W. Grise (2)             OTH                 06/01/91          n/a
Bruce D. Kenyon                 P, CEO, D           09/03/96        09/03/96
Michael G. Morris (4)           OTH                 08/19/97          n/a

1. Mr. Forsgren resigned as Executive Vice President and Chief Financial Officer of CL&P, PSNH, WMECO, and NAEC and as a Director of CL&P and NAEC, effective June 30, 1999. He is considered an Executive Officer of CL&P, PSNH, WMECO, and NAEC because of his policy-making function for the NU system.

2. Mrs. Grise resigned as Senior Vice President, Secretary and General Counsel of CL&P, PSNH and NAEC and as Senior Vice President, Secretary, Assistant Clerk, and General Counsel of WMECO, effective June 30, 1999. She is considered an Executive Officer of CL&P, PSNH, WMECO, and NAEC because of her policy-making function for the NU system.

3. Mr. Kenyon resigned as President-Generation Group and as a Director of CL&P, PSNH and WMECO, effective June 30, 1999. He is considered an Executive Officer of CL&P, PSNH and WMECO because of his policy-making function for the NU system.

4. Mr. Morris resigned as Chairman and as a Director of CL&P and NAEC, effective June 30, 1999. He is considered an Executive Officer of CL&P and NAEC because of his policy-making function for the NU system.

5. Ms. Thibdaue resigned as Vice President of CL&P, PSNH and WMECO, effective June 30, 1999. She is considered an Executive Officer of CL&P, PSNH and WMECO because of her policy-making function for the NU system.

6. Mr. MacKenzie resigned as President of WMECO, effective April 1, 1999. He is considered an Executive Officer of PSNH and WMECO because of his policy-making function for the NU system.

Key:
AC  - Assistant Clerk                 EVP - Executive Vice President
CAO - Chief Administrative Officer    GC  - General Counsel
CEO - Chief Executive Officer         OTH - Executive Officer of Registrant
                                            because of policy-making function
                                            for NU System
CFO - Chief Financial Officer         P   - President
CH  - Chairman                        SEC - Secretary
CHB - Chairman of the Board           SVP - Senior Vice President
COO - Chief Operating Officer         T   - Trustee
D   - Director                        VP  - Vice President


Name                        Age   Business Experience During Past 5 Years
-------------------------   ---   ---------------------------------------
David H. Boguslawski        45    Vice President-Energy Delivery of CL&P, PSNH
                                  and WMECO, since 1996; previously Vice
                                  President-Customer Operations of PSNH from
                                  January 1994 to September 1996.

James E. Byrne              45    Partner, Finneran, Byrne & Dreshsler, L.L.P.,
                                  since 1982.

John C. Collins (1)         54    Chief Executive Officer, Dartmouth-Hitchcock
                                  Clinic, Dartmouth - Hitchcock Medical Center since 1977.

William A. DiProfio         57    Seabrook Station Director, North Atlantic
                                  Energy Service Corporation since 1992.

Ted C. Feigenbaum (2)       49    Executive Vice President and Chief Nuclear
                                  Officer of NAEC since February, 1996;
                                  previously Senior Vice President of NAEC since 1991; Senior Vice President and Chief
                                  Nuclear Officer of PSNH from June 1992 to
                                  August 1992; President and Chief Executive
                                  Officer-New Hampshire Yankee Division of PSNH from 1990 to 1992 and Chief Nuclear
                                  Production Officer of PSNH from 1990 to 1992.

John H. Forsgren (3)        53    Executive Vice President and Chief Financial
                                  Officer of NU since February 1996; previously
                                  Executive Vice President and Chief Financial
                                  Officer of CL&P, PSNH, WMECO, and NAEC from
                                  February 1996 to June 1999; Managing Director of the Chase Manhattan Bank from 1995 to 1996 and Senior Vice President of The Walt Disney
                                  Company from 1990 to 1994.

William T. Frain, Jr.(4)    58    President and Chief Operating Officer of PSNH
                                  since February 1994; previously Senior Vice
                                  President of PSNH from 1992 to 1994.

Cheryl W. Grise             47    Senior Vice President, Secretary and General
                                  Counsel of NU since July 1998; previously
                                  Senior Vice President, Secretary and General
                                  Counsel of CL&P, PSNH and NAEC and Senior
                                  Vice President, Secretary, Assistant Clerk and General Counsel of WMECO from July 1998 to June 1999; Senior Vice President and Chief
                                  Administrative Officer of CL&P, PSNH and
                                  NAEC, and Senior Vice President of WMECO from
                                  1995 to 1998; Senior Vice President-Human
                                  Resources and Administrative Services of
                                  CL&P, WMECO and NAEC from 1994 to 1995 and
                                  Vice President-Human Resources of CL&P, WMECO and NAEC from 1992 to 1994.

Bruce D. Kenyon (5)         57    President and Chief Executive Officer of NAEC
                                  since September 1996 and President-Generation
                                  Group of NU since March 1999; previously
                                  President-Generation Group of CL&P, PSNH and
                                  WMECO from March 1999 to June 1999;
                                  President-Nuclear Group of NU, CL&P, PSNH, and
                                  WMECO from September 1996 to March 1999;
                                  President and Chief Operating Officer of
                                  South Carolina Electric and Gas Company from
                                  1990 to 1996.

Kerry J. Kuhlman            49    President and Chief Operating Officer of
                                  WMECO since April 1999; previously Vice
                                  President-Customer Operations of WMECO from
                                  October 1998 to April 1999; Vice President-
                                  Central Region of CL&P from August 1997 to
                                  October 1998; and Vice President-Eastern
                                  Region of CL&P from July 1994 to August 1997.

Gerald Letendre             58    President, Diamond Casting & Machine Co.,
                                  Inc. since 1972.

Hugh C. MacKenzie           57    President-Retail Business Group of NU since
                                  February 1996 and President of CL&P since
                                  January 1994; previously President of WMECO from January 1994 to April 1999; Senior Vice
                                  President-Customer Service Operations of CL&P and WMECO from 1990 to 1994.


Paul J. McDonald (6)        56    Advisor to the Board of Directors, Friendly
                                  Ice Cream Corporation since January 2000;
                                  previously Senior Executive Vice President and Chief Financial Officer, Friendly Ice
                                  Cream Corporation, from 1986 to 1999.

Michael G. Morris           53    Chairman of the Board, President and Chief
                                  Executive Officer of NU, Chairman and Chief
                                  Executive Officer of PSNH, and Chairman of
                                  WMECO since August 1997; previously Chairman of CL&P and NAEC from August 1997 to June
                                  1999; President and Chief Executive Officer of Consumers Power Company from 1994 to 1997 and Executive Vice President and Chief
                                  Operating Officer of Consumers Power Company from 1992 to 1994.

Jane E. Newman (7)          54    Managing Director, The CommerceGroup, LLC,
                                  since January 1999; previously Dean,
                                  Whittemore School of Business and Economics of the University of New Hampshire from January 1998 to January 1999; Executive Vice
                                  President and Director, Exeter Trust Company from 1995 to 1997 and President, Coastal
                                  Broadcasting Corporation from 1992 to 1995.

Melinda M. Phelps           56    Partner, Keyes and Donnellan, P.C., since
                                  1992 and Police Commissioner, City of
                                  Springfield, Massachusetts since 1998.

Rodney O. Powell            47    Vice-President-Central Region of CL&P since
                                  October 1998; previously General Manager-
                                  Simsbury of CL&P from October 1997 to October
                                  1998; Manager-Regulatory Relations of NUSCO from December 1995 to October 1997 and Senior
                                  Customer Engineering and Marketing Services
                                  Consultant of NUSCO from January 1994 to
                                  December 1995.

Gary D. Simon (8)           51    Senior Vice President-Strategy and
                                  Development of NUSCO since April 1998.

Lisa J. Thibdaue            46    Vice President-Rates, Regulatory Affairs and
                                  Compliance of Northeast Utilities Service
                                  Company since January 1998; previously Vice
                                  President-Rates, Regulatory Affairs and
                                  Compliance of CL&P, PSNH and WMECO from
                                  January 1998 to June 1999; Executive
                                  Director, Rates and Regulatory Affairs,
                                  Consumers Power Company from 1996 to 1998 and Director of Regulatory Affairs, Consumers
                                  Power Company from 1991 to 1996.

(1) Director of Blue Cross and Blue Shield of Vermont, Fleet Bank -
    New Hampshire, Hamden Assurance Company Limited and the Business and Industry Association of New Hampshire.
(2) Director of Connecticut Yankee Atomic Power Company, Maine Yankee Atomic Power Company, Vermont Yankee Nuclear Power Corporation, and Yankee Atomic Electric Company.
(3) Director of NorthEast Optic Network, Inc.
(4) Director of the Business and Industry Association of New Hampshire and the Greater Manchester Chamber of Commerce; Trustee of Saint Anselm College.
(5) Trustee of Columbia College and Director of Connecticut Yankee Atomic Power Company.
(6) Director of CIGNA Investments, Inc.
(7) Director of Exeter Trust Company and Perini Corporation.
(8) Director of NorthEast Optic Network, Inc.

     There are no family relationships between any director or executive officer and any other director or executive officer of NU, CL&P, PSNH, WMECO, or NAEC.

ITEM 11.  EXECUTIVE COMPENSATION

NU.

     Incorporated herein by reference is the information contained in the sections "Executive Compensation," "Summary Compensation Table," "Option/SAR Grants in Last Fiscal Year," "Fiscal Year End Option/SAR Values," "Pension Benefits," and "Report on Executive Compensation" of the definitive proxy statement for solicitation of proxies by NU, dated March 31, 2000, which will be filed with the Commission pursuant to Rule 14a-6 under the Act.

CL&P, PSNH, WMECO, AND NAEC                  SUMMARY COMPENSATION TABLE

     The following tables present the cash and non-cash compensation received by the Chief Executive Officer and the next four highest paid executive officers of CL&P, PSNH, WMECO and NAEC, in accordance with rules of the SEC:
---------------------------------------------------------------------------------------------------------------
                              Annual Compensation                              Long-Term Compensation
                              -------------------               -----------------------------------------------
                                                                         Awards                   Payouts
                                                                ------------------------- ---------------------
                                                                Restricted   Securities    Long-Term   All
                                                                   Stock     Underlying    Incentive   Other
                                                   Other Annual   Award(s)  Options/Stock   Program   Compen-
    Name and                 Salary                Compensation     ($)      Appreciation   Payouts  sation ($)
Principal Position    Year    ($)     Bonus ($)    ($) Note 1)   (Note 2)    Rights (#)       ($)     (Note 3)
---------------------------------------------------------------------------------------------------------------
Michael G. Morris     1999  783,173   1,253,300       92,243     348,611       118,352        -        23,210
Chairman of the
Board, President      1998  757,692     891,000      134,376     255,261        64,574        -        22,731
and Chief Executive
Officer               1997  258,333   1,350,000         -           -          500,000        -          -

Bruce D. Kenyon       1999  500,000        -            -         77,690        20,804     462,500     15,000
President -
Generation Group      1998  500,000     300,000         -           -           21,236        -        14,800

                      1997  500,000     300,000         -        306,522       139,745        -          -

John H. Forsgren      1999  429,904     400,000         -        122,682        32,852      87,003     12,888
Executive Vice
President and         1998  373,077        -            -           -           73,183        -       104,800
Chief Financial
Officer               1997  350,000        -            -        378,787       184,382        -        50,000

Hugh C. MacKenzie     1999  270,000     250,000         -         73,612        19,712        -       108,100
President - Retail
Business Group        1998  270,000        -            -           -           15,496      42,972      7,500

                      1997  270,000        -            -        189,778       142,549      26,998      4,800

Cheryl W. Grise       1999  244,712     250,000         -         73,612        19,712         -       82,247
Senior Vice
President,            1998  209,231        -            -           -           12,916       20,720     6,123
Secretary and
General Counsel       1997  200,000        -            -        119,109        89,467       15,188     4,800
(in CL&P, PSNH and
WMECO tables only)

Ted C. Feigenbaum     1999  260,000     130,000         -         28,620         7,664       24,827     5,849
Executive Vice
President and         1998  260,000      48,750         -         40,961        10,044       20,723     7,800
Chief Nuclear Officer
of NAEC               1997  260,000      30,119         -           -             -          21,498     4,800
(in NAEC table only)


                                       OPTION/SAR GRANTS IN LAST FISCAL YEAR
----------------------------------------------------------------------------------------------------
                                       Individual Grants                            Grand Date Value
                                       -----------------                            ----------------
                          Number of        % of Total
                          Securities      Options/SARs
                          Underlying       Granted to      Exercise or                  Grant Date
                         Options/SARs       Employees      Base Price     Expiration      Present
Name                      Granted (#)     in Fiscal Year     ($/sh)          Date        Value ($)
----------------------------------------------------------------------------------------------------
Michael G. Morris        93,352 (Note 4)      14.7%         14.9375        2/23/2009       620,791
                         25,000 (Note 5)       3.9%         17.5625        9/13/2009       198,000

Bruce D. Kenyon          20,804 (Note 5)       3.3%         14.9375        2/23/2009       138,347

John H. Forsgren         32,852 (Note 4)       5.2%         14.9375        2/23/2009       218,466

Hugh C. MacKenzie        19,712 (Note 4)       3.1%         14.9375        2/23/2009       131,085

Cheryl W. Grise          19,712 (Note 4)       3.1%         14.9375        2/23/2009       131,085

Ted C. Feigenbaum         7,664 (Note 4)       1.2%         14.9375        2/23/2009        50,966

                                   AGGREGATED OPTIONS/SAR EXERCISES IN LAST
                                   FISCAL YEAR AND FY-END OPTION/SAR VALUES
-------------------------------------------------------------------------------------------------------
                     Shares With
                     Respect to                 Number of Securities         Value of Unexercised
                        Which                  Underlying Unexercised             In-the-Money
                      SARs Were    Value            Options/SARs                  Options/SARs
                      Exercised   Realized     at Fiscal Year End (#)        at Fiscal Year End ($)
     Name               (#)         ($)      Exercisable   Unexercisable   Exercisable   Unexercisable
-------------------------------------------------------------------------------------------------------
Michael G. Morris         -            -       318,049        364,877       2,992,333     3,350,961

Bruce D. Kenyon        98,509       332,468     52,410         27,883         344,674       147,108

John H. Forsgren      129,974       438,662     99,259         57,247         582,727       288,471

Hugh C. MacKenzie     100,486       339,140     49,351         24,877         334,118       132,831

Cheryl W. Grise        63,067       212,851     33,101         24,017         218,741       129,176

Ted C. Feigenbaum        -             -         6,696         11,012          28,458        57,339

Notes to Summary Compensation and Option/SAR Grants Tables:

1.  Other annual compensation for Mr. Morris consists of 1998 and 1999 relocation expense reimbursements.

2.  At December 31, 1999, the aggregate restricted stock holdings by the five individuals named in the table for CL&P, WMECO and PSNH were 51,989 shares with a value of $1,069,024 and for NAEC were 49,814 shares with a value of $1,024,301.  Awards shown for 1997 have vested.  Awards shown for 1999 vest one-third on February 23, 2000, one-third on February 23, 2001, and one-
    third on February 23, 2002.  During 1999, a total of 51,989 restricted shares were awarded to the individuals shown in the table for CL&P, WMECO and PSNH, and a total of 48,977 restricted shares were awarded to the individuals shown in the table for NAEC.  Dividends paid on restricted stock are either paid out or reinvested into additional shares.

3.  "All Other Compensation" for 1999 consists of employer matching contributions under the
    Northeast Utilities Service Company 401k Plan, generally available to all eligible employees
    ($4,800 for each named officer), matching contributions under the Deferred Compensation Plan for Executives (Mr. Morris - $18,710, Mr. Kenyon - $10,200, Mr. Forsgren - $8,088,
    Mr. MacKenzie - $3,300, Mrs. Grise - $2,447, and Mr. Feigenbaum - $1,049), and retention payments (Mr. MacKenzie - $100,000 and Mrs. Grise - $75,000).

4.  These options were granted on February 23, 1999, under the Incentive Plan.  All options granted vest one-third on February 23, 2000, one-third on February 23, 2001, and one-third on February 23,
    2002.  Valued using the Black-Scholes option pricing model, with the following assumptions:
    Volatility: 36.52 percent (36 months of monthly data); Risk-free rate: 5.61 percent; Dividend yield: 1.89 percent; Exercise date: February 23, 2009.

5.  These options were granted on September 14, 1999, and were fully exercisable on the date of grant.  Valued using the Black-Scholes option pricing model, with the following assumptions:
    Volatility: 34.66 percent (36 months of monthly data); Risk-free rate: 6.45 percent; Dividend yield: 1.89 percent; Exercise date: September 13, 2009.


                         COMPENSATION COMMITTEE
                   REPORT ON EXECUTIVE COMPENSATION

Overview and Strategy

     The Compensation Committee of the Board of Trustees (the Committee) is the administrator of executive compensation for the executives of the Northeast Utilities system (the Company) with authority to establish and interpret the terms of the Company's executive salary and incentive programs. The goal of the Committee's executive compensation program for 1999 was to provide a competitive compensation package to enable the Company to attract and retain key executives with an eye towards the future in a more competitive environment. The Committee further sought to align executive interests with those of Northeast Utilities' shareholders and with Company performance by continuing with the increased use of share-based incentives.

     To help achieve these goals, the Committee drew upon information from a variety of sources, including compensation consultants, utility and general industry surveys, and other publicly available information, including proxy statements. In 1999, the Company's comparison groups for purposes of executive compensation consisted of a consultant's database of roughly 1,000 companies from a broad variety of industries, a consultant's database of over 75 electric and combination electric and gas utilities, and a smaller group of ten electric utilities whose operating characteristics were substantially similar to those of the Company in terms of generation mix and customer size. Nine of the ten companies are included in the Standard & Poor's (S&P) Electric Companies Index, which is the index used in the share performance chart shown in the NU Proxy Statement.

Base Salary

     The Committee sets the annual base salary for each executive officer except for the Chief Executive Officer (CEO), whose base salary is set by the Board of Trustees following a recommendation by the Committee pursuant to an evaluation process developed by the Committee in conjunction with the Corporate Governance Committee of the Board of Trustees. In 1999 the Committee reviewed the base salary levels of the Company's entire officer group against those of the 75 utility market comparison group with a goal of targeting aggregate officer base salary to the median. The Committee periodically adjusts officers' base salaries to reflect considerations such as changes in responsibility, market sensitivity, individual performance and internal equity. The CEO's base salary was increased by 3.23 percent in 1999 based on the market review and the Committee's judgment as to his past and expected future performance.

Annual Incentive Awards

     The Committee again implemented an Annual Incentive Program during 1999. The incentive payout target was 80 percent of base salary for the CEO, and varied from 25 to 50 percent of base salary for the other officers. The Annual Incentive Program was designed to calculate actual aggregate payouts based on the Company's performance against an earnings per share goal and pre-established individual goals. Individual awards were made in cash in February 2000. The CEO received an award under this program of $1,253,300, or 20 percent of target, determined solely on the fulfillment of the earnings-per-share goal. In addition, during September 1999, the Board approved an award of 25,000 stock options for the CEO on account of a highly successful year in 1999 including the sale of the fossil/hydroelectric plants and the restart of Millstone Unit 2.

Long-Term Incentive Grants

     Long-term stock-based incentive grants were made in February 1999 to each executive officer and other officers and certain key employees of the Company. The Committee targeted these awards such that the total of base pay, target annual incentive awards, and long-term incentive awards for the officer group would be at the 75th percentile of the utility market comparison group. Approximately one-half of the grants' intended value was made in restricted stock and one-half was made in stock options. The CEO's grant was targeted at 110 percent of base salary based upon the consultant's survey database of utilities and general industry and the Committee's goal of making long-term incentive awards competitive with these companies.

Internal Revenue Service Limitation on Deductibility of Executive
Compensation

     The Committee believes that its compensation program adequately responds to issues raised by the deductibility cap placed on executive salaries by
Section 162(m) of the Internal Revenue Code because of the use of stock options and qualified performance-based compensation in Company incentive programs.

Respectfully submitted,

Robert E. Patricelli, Chairman
William J. Pape II, Vice Chairman
Cotton Mather Cleveland
E. Gail de Planque
Elizabeth T. Kennan
John F. Swope

Dated: February 22, 2000

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

                      ANNUAL BENEFIT
Final Average              Years of Credited Service
Compensation

                15         20        25        30        35

 $200,000   $ 72,000    $96,000  $120,000  $120,000  $120,000
  250,000     90,000    120,000   150,000   150,000   150,000
  300,000    108,000    144,000   180,000   180,000   180,000
  350,000    126,000    168,000   210,000   210,000   210,000
  400,000    144,000    192,000   240,000   240,000   240,000
  450,000    162,000    216,000   270,000   270,000   270,000
  500,000    180,000    240,000   300,000   300,000   300,000
  600,000    216,000    288,000   360,000   360,000   360,000
  700,000    252,000    336,000   420,000   420,000   420,000
  800,000    288,000    384,000   480,000   480,000   480,000
  900,000    324,000    432,000   540,000   540,000   540,000
1,000,000    360,000    480,000   600,000   600,000   600,000
1,100,000    396,000    528,000   660,000   660,000   660,000
1,200,000    432,000    576,000   720,000   720,000   720,000

     Each of the executive officers of Northeast Utilities named in the Summary Compensation Table is currently eligible for a target benefit, except Messrs. Morris and Kenyon, whose Employment Agreements provide specially calculated retirement benefits, based on their previous arrangements with CMS Energy/Consumers Energy Company (CMS) and South Carolina Electric and Gas, respectively. Mr. Morris's agreement provides that upon retirement after reaching the fifth anniversary of his employment date (or upon disability or termination without cause or following a change in control, as defined) he will be entitled to receive a special retirement benefit calculated by applying the benefit formula of the CMS Supplemental Executive Retirement
Plan to all compensation earned from the NU system and to all service rendered to the Company and CMS. If Mr. Kenyon retires with at least three years of service with the Company, he will be deemed to have two extra years of service for purpose of his special retirement benefit. If after achieving three years of service he voluntarily terminates employment following a "substantial change, in responsibilities resulting from a material change in the business of Northeast Utilities", he will be deemed to have an additional year of service for purpose of his special retirement benefit, and if he retires with at least three years of service with the Company, he will receive a lump sum payment of $500,000.

     In addition, Mr. Forsgren's Employment Agreement provides for supplemental pension benefits based on crediting up to ten years additional service and providing payments equal to 25 percent of salary for up to 15 years following retirement, reduced by four percentage points for each year that his age is less than 65 years at retirement.

     As of December 31, 1999, the executive officers named in the Summary Compensation Table had the following years of credited service for purposes of calculating target benefits under the Supplemental Plan (or in the case of Messrs. Morris and Kenyon, for purposes of calculating the special retirement benefits under their respective Employment Agreements): Mr. Morris - 21,
Mr. Kenyon - 5, Mr. Forsgren - 3, Mr. MacKenzie - 34, Mrs. Grise - 19, and Mr. Feigenbaum - 14. In addition, Mr. Forsgren had 6 years of service for purposes of his supplemental pension benefit and would have 25 years of service for such purpose if he were to retire at age 65. Assuming that retirement were to occur at age 65 for these officers, retirement would occur with 33, 13, 15, 41, 37, and 29 years of credited service, respectively.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

     NUSCO has entered into employment agreements (the Officer Agreements) with each of the named executive officers. The Officer Agreements are also binding on Northeast Utilities and on each majority-owned subsidiary of Northeast Utilities.

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

     Each Officer Agreement provides for a specified employment term and for automatic one-year extensions of the employment term unless at least six months' notice of non-renewal is given by either party. The employment term may also be ended by the Company for "cause", as defined, at any time (in which case no supplemental retirement benefit, if any, shall be due), or by the officer on 30 days' prior written notice for any reason. Absent "cause", the Company may remove the officer from his or her position on 60 days' prior written notice, but in the event the officer is so removed and signs a release of all claims against the Company, the officer will receive one or two years' base salary and annual incentive payments, specified employee welfare and pension benefits, and vesting of stock appreciation rights, options and restricted stock.

     Under the terms of an Officer Agreement, upon any termination of employment following a change of control, as defined, between (a) the earlier of the date shareholders approve a change of control transaction or a change of control transaction occurs and (b) the earlier of the date, if any, on which the Board of Trustees abandons the transaction or the date two years following the change of control, if the officer signs a release of all claims against the Company, the officer will be entitled to certain payments including a multiple (not to exceed four) of annual base salary, annual incentive payments, specified employee welfare and pension benefits, and vesting of stock appreciation rights, options and restricted stock. Certain of the change in control provisions may be modified by the Board of Trustees prior to a change in control, on at least two years' notice to the affected officer(s).

     Besides the terms described above, the Officer Agreements of Messrs. Morris, Kenyon and Forsgren provide for a specified salary, cash, restricted stock and/or stock options upon employment, special incentive programs, and/or special retirement benefits. See Pension Benefits, above, for further description of these provisions. During 1999, the Officer Agreements of Messrs. Morris, Kenyon and Forsgren and Mrs. Grise were amended to provide that a termination of employment initiated by such officer upon the imposition of a limitation of scope of the officer's responsibilities following a change of control such that the officer's responsibilities relate primarily to a company whose common equity is not publicly held shall constitute a termination upon a change of control. Mr. Kenyon's Officer Agreement also provides for a special short term incentive compensation program in lieu of a portion of the Stock Price Recovery Incentive Program. Under this special program Mr. Kenyon is eligible to receive a payment up to 100 percent of base salary depending on his fulfillment of certain incentive goals for each of the years ending August 31, 1997 and August 31, 1998, and for the 16 month period ending December 31, 1999.

    The descriptions of the various agreements set forth above are for purpose of disclosure in accordance with the proxy and other disclosure rules of the SEC and shall not be controlling on any party; the actual terms of the agreements themselves determine the rights and obligations of the parties.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

NU.

     Incorporated herein by reference is the information contained in the sections "Common Stock Ownership of Certain Beneficial Owners," "Common Stock Ownership of Management," "Compensation of Trustees," "Executive Compensation," "Pension Benefits," and "Report on Executive Compensation" of the definitive proxy statement for solicitation of proxies by NU, dated
March 31, 1999 which will be filed with the Commission pursuant to Rule 14a-6 under the Act.

CL&P, PSNH, WMECO, and NAEC.

     NU owns 100% of the outstanding common stock of registrants CL&P, PSNH, WMECO, and NAEC. As of February 24, 2000, the Directors and Executive Officers of CL&P, PSNH, WMECO, and NAEC beneficially owned the number of shares of each class of equity securities of NU listed below. No equity securities of CL&P, PSNH, WMECO, or NAEC are owned by the Directors and Executive Officers of CL&P, PSNH, WMECO, and NAEC. Unless otherwise noted, each Director and Executive Officer of CL&P, PSNH, WMECO, and NAEC has sole voting and investment power with respect to the listed shares.

CL&P, PSNH, WMECO, and NAEC DIRECTORS AND EXECUTIVE OFFICERS

------------------------------------------------------------------------------
Title of                                Amount and Nature of      Percent of
Class        Name                       Beneficial Ownership      Class (1)
------------------------------------------------------------------------------
NU Common    David H. Boguslawski              14,981                (2)
NU Common    James E. Byrne                         0
NU Common    John C. Collins                        0
NU Common    William A. DiProfio                4,648                (3)
NU Common    Ted C. Feigenbaum                 36,357                (4)
NU Common    John H. Forsgren                  78,746                (5)
NU Common    William T. Frain, Jr.             17,516                (6)
NU Common    Cheryl W. Grise                   32,347                (7)
NU Common    Bruce D. Kenyon                   87,377                (8)
NU Common    Kerry J. Kuhlman                   9,457                (9)
NU Common    Gerald Letendre                        0
NU Common    Hugh C. MacKenzie                 35,034               (10)
NU Common    Paul J. McDonald                     500
NU Common    Michael G. Morris                400,496               (11)
NU Common    Jane E. Newman                         0
NU Common    Melinda M. Phelps                      0
NU Common    Rodney O. Powell                   4,094               (12)

Amount beneficially owned by Directors and Executive Officers as a group:

                                           Amount and Nature of
Company     Number of Persons              Beneficial Ownership
-------     -----------------              --------------------
CL&P               8                          667,240               (13)
PSNH              11                          680,027               (13)
WMECO             11                          671,968               (13)
NAEC               6                          639,971

(1) As of February 24, 2000, there were 137,388,633 common shares of NU outstanding. The percentage of such shares beneficially owned by any Director or Executive Officer, and by all Directors and Executive Officers of CL&P, PSNH, WMECO, and NAEC as a group, does not exceed one percent.

(2) Includes 2,016 restricted shares, as to which Mr. Boguslawski has sole voting power but no dispositive power. Includes 7,368 shares that could be acquired by Mr. Boguslawski pursuant to currently exercisable options.

(3) Includes 879 shares that could be acquired by Mr. DiProfio pursuant to currently exercisable options.

(4) Includes 2,114 restricted shares, as to which Mr. Feigenbaum has sole voting power but no dispositive power. Includes 9,251 shares that could be acquired by Mr. Feigenbaum pursuant to currently exercisable options.

(5) Includes 174 shares held in an employee stock ownership plan and 5,475 restricted shares, as to which Mr. Forsgren has sole voting power but no dispositive power. Includes 59,739 shares that could be acquired by Mr. Forsgren pursuant to currently exercisable options.

(6) Includes 2,149 restricted shares, as to which Mr. Frain has sole voting power but no dispositive power. Includes 7,892 shares that could be acquired by Mr. Frain pursuant to currently exercisable options.

(7) Includes 3,285 restricted shares, as to which Mrs. Grise has sole voting power, but no dispositive power. Includes 15,182 shares that could be acquired by Mrs. Grise pursuant to currently exercisable options. Includes 261 shares held by Mrs. Grise's husband as custodian for her children, with whom she shares voting and dispositive power.

(8) Includes 305 shares held in an employee stock ownership plan and 3,467 restricted shares, as to which Mr. Kenyon has sole voting power but no dispositive power. Includes 21,092 shares that could be acquired by Mr. Kenyon pursuant to currently exercisable options.

(9) Includes 947 restricted shares, as to which Ms. Kuhlman has sole voting power but no dispositive power. Includes 3,474 shares that could be acquired by Ms. Kuhlman pursuant to currently exercisable options.

(10) Includes 3,285 restricted shares, as to which Mr. MacKenzie has sole voting power but no dispositive power. Includes 16,902 shares that could be acquired by Mr. MacKenzie pursuant to currently exercisable options.

(11) Includes 265 shares held in an employee stock ownership plan and 20,939 restricted shares, as to which Mr. Morris has sole voting power but no dispositive power. Includes 349,167 shares that could be acquired by Mr. Morris pursuant to currently exercisable options. Includes 13,095 shares held jointly by Mr. Morris and his wife, who share voting and investment power.

(12) Includes 631 restricted shares, as to which Mr. Powell has sole voting power but no dispositive power. Includes 2,946 shares that could be acquired by Mr. Powell pursuant to currently exercisable options.

(13) Includes 196 shares held in an employee stock ownership plan and 1,995 restricted shares held by an executive officer other than those named in the table above as to which such officer has sole voting power but no dispositive power. Includes 7,759 shares that could be acquired by such officer pursuant to currently exercisable options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NU.

     Incorporated herein by reference is the information contained in the section "Certain Relationships and Related Transactions" of the definitive proxy statement for solicitation of proxies by NU's Board of Trustees, dated March 31, 2000, which will be filed with the Commission pursuant to Rule 14a-6 under the Act.

CL&P, PSNH, WMECO, and NAEC.

     No relationships or transactions that would be described in response to this item exist now or existed during 1999 with respect to CL&P, PSNH, WMECO, and NAEC.

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

          Report of Independent Public Accountants on Schedules             S-1

          Consent of Independent Public Accountants                         S-3

      2.  Schedules:

          Financial Statement Schedules for NU (Parent), NU and
          Subsidiaries, CL&P and Subsidiaries, PSNH, and WMECO
          and Subsidiary are listed in the Index to Financial
          Statements Schedules                                              S-4

      3.  Exhibits Index                                                    E-1

(b)       Reports on Form 8-K:

          NU and CL&P filed 8-Ks dated January 28, 1999, disclosing terms contained within the January 1999 issued Connecticut DPUC draft decision, and its proposed effects on the NU system companies.

          NU filed a Form 8-K dated February 23, 1999, disclosing the NU Board of Trustees adopted a shareholder rights plan (subject to regulatory approval) together with a brief summary of the terms of the Rights Plan.

          NU, CL&P and WMECO filed Form 8-Ks dated April 27, 1999, disclosing:

          o On April 27, 1999, the Connecticut Superior Court granted a plaintiff's request for a temporary restraining order to prevent Millstone 2 from resuming operations until at least June 15, 1999;

          o On April 29, 1999, the NRC notified NNECO that it could restart Millstone 2; although NNECO received NRC approval, the unit could not commence operations, until the temporary restraining order initiated by Fish Unlimited is lifted.

          o NU filed a Form 8-K dated May 7, 1999, announcing the distribution of rights to shareholders under its shareholder rights plan dated February 23, 1999.

          NU filed a Form 8-K dated June 14, 1999, disclosing:

          o On June 15, 1999, NU and Yankee announced that they have agreed to a merger in which Yankee will become a subsidiary of NU.

          NU, PSNH and NAEC filed Form 8-Ks dated June 14, 1999, disclosing:

          o NU, its subsidiary, PSNH, and the state of New Hampshire signed a Memorandum of Understanding intended to settle a number of pending regulatory and court proceedings related to PSNH.

          NU, CL&P and WMECO filed Form 8-Ks dated July 6, 1999, disclosing:

          o The results of the auction of CL&P's and the remainder of WMECO's nonnuclear generation assets held in conformity with the electric utility restructuring laws of Connecticut and Massachusetts, respectively.

          NU filed a Form 8-K dated September 14, 1999, disclosing:

          o On September 14, 1999, the NU Board of Trustees approved the payment of NU's first common stock dividend since March 1997.

          NU, CL&P, PSNH, and WMECO filed Form 8-Ks dated September 14, 1999, disclosing:

          o On September 15, 1999, NU announced that the Millstone Station nuclear power plant assets of its subsidiaries, CL&P and WMECO, will be put up for public auction as soon as practical. The
             35.98 percent share of the Seabrook Nuclear Station in New Hampshire owned by NU's subsidiary NAEC also will put up for public auction.

          NU filed a Form 8-K dated October 13, 1999, disclosing:

          o On October 13, 1999, NU and Con Edison announced that they have agreed to a merger to combine the two companies.

          o On October 13, 1999, a NU shareholder class action complaint was filed in New York Supreme Court for the County of New York. An additional class action complaint was filed with the same court on October 18, 1999. The complaints name as defendants NU and ten individual Trustees of NU.

          NU, CL&P and WMECO filed Form 8-Ks dated October 27, 1999, disclosing:

          o On October 27, 1999, NU and its subsidiaries, CL&P and WMECO, agreed to settle various arbitration and litigation claims arising out of the operation of the Millstone 3 nuclear power plant.

          o NU, CL&P, WMECO, and PSNH filed Form 8-Ks dated December 2, 1999, disclosing:

          o On December 2, 1999, NU and its subsidiaries CL&P, WMECO and PSNH, agreed in principle with a non-NU joint owner to settle various arbitration and litigation claims arising out of the operation of Millstone 3.

          o On December 15, 1999, CL&P completed the sale of 2,235 MW of fossil-fueled generation in Connecticut to an unaffiliated company.

          o On December 15, 1999, the DPUC issued a supplemental decision in Docket No. 99-03-36 approving the components of CL&P's rates for standard offer service commencing on January 1, 2000.

          o On December 20, 1999, the DTE issued an order related to WMECO's October 18, 1999, compliance filing.

          o On December 29, 1999, the DPUC approved the merger between NU and Yankee.

          o As of January 11, 2000, NU and Con Edison entered into an amended and restated agreement and plan of merger replacing the agreement and plan of merger executed on October 12, 1999.

          NU filed Form 8-K dated February 29, 2000, disclosing:

          o The 1999 financial statements for NU Consolidated and notes thereto. In addition, it includes, Management's Discussion and Analysis of Financial Condition and Results of Operations relating to the 1999 financial statements.

          o  The completion of the merger of NU and Yankee.


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

                                        NORTHEAST UTILITIES
                                        -------------------
                                           (Registrant)


Date:  March 15, 2000              By /s/ Michael G. Morris
                                      -----------------------------------------
                                          Michael G. Morris
                                          Chairman of the Board,
                                          President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date                      Title                      Signature
----                      -----                      ---------

March 15, 2000     Chairman of the Board,     /s/ Michael G. Morris
                   President and                  Michael G. Morris
                   Chief Executive Officer
                   and a Trustee

March 15, 2000     Executive Vice             /s/ John H. Forsgren
                   President and Chief            John H. Forsgren
                   Financial Officer

March 15, 2000     Vice President and         /s/ John J. Roman
                   Controller                     John J. Roman

March 15, 2000     Trustee                    /s/ Cotton M. Cleveland
                                                  Cotton M. Cleveland

March 15, 2000     Trustee                    /s/ William F. Conway
                                                  William F. Conway

March 15, 2000     Trustee                    /s/ E. Gail de Planque
                                                  E. Gail de Planque

March 15, 2000     Trustee                    /s/ Raymond L. Golden
                                                  Raymond L. Golden

March 15, 2000     Trustee                    /s/ Elizabeth T. Kennan
                                                  Elizabeth T. Kennan

March 15, 2000     Trustee                    /s/ William J. Pape II
                                                  William J. Pape II

March 15, 2000     Trustee                    /s/ Robert E. Patricelli
                                                  Robert E. Patricelli

March 15, 2000     Trustee                    /s/ John F. Swope
                                                  John F. Swope

March 15, 2000     Trustee                    /s/ John F. Turner
                                                  John F. Turner



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


                                 THE CONNECTICUT LIGHT AND POWER COMPANY
                                 ---------------------------------------
                                               (Registrant)


March 15, 2000                   By /s/ Hugh C. MacKenzie
                                    ---------------------
                                        Hugh C. MacKenzie
                                        President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                      Title                      Signature
----                      -----                      ---------

March 15, 2000        President and Director         /s/ Hugh C. MacKenzie
                                                         Hugh C. MacKenzie

March 15, 2000        Treasurer                      /s/ Randy A. Shoop
                                                         Randy A. Shoop

March 15, 2000        Controller                     /s/ John P. Stack
                                                         John P. Stack

March 15, 2000        Director                       /s/ David H. Boguslawski
                                                         David H. Boguslawski

March 15, 2000        Director                       /s/ Rodney O. Powell
                                                         Rodney O. Powell



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

                                    PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
                                    ---------------------------------------
                                                 (Registrant)


Date:  March 15, 2000               By /s/ Michael G. Morris
                                       ----------------------------------------
                                           Michael G. Morris
                                           Chairman and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                      Title                      Signature
----                      -----                      ---------

March 15, 2000     Chairman and Chief                /s/ Michael G. Morris
                   Executive Officer                     Michael G. Morris
                   and a Director

March 15, 2000     President and Chief               /s/ William T. Frain, Jr.
                   Operating Officer and                 William T. Frain, Jr.
                   a Director

March 15, 2000     Vice President and Treasurer      /s/ David R. McHale
                                                         David R. McHale

March 15, 2000     Vice President and Controller     /s/ John J. Roman
                                                         John J. Roman

March 15, 2000     Director                          /s/ David H. Boguslawski
                                                         David H. Boguslawski

March 15, 2000     Director                          /s/ John C. Collins
                                                         John C. Collins

March 15, 2000     Director                          /s/ Gerald Letendre
                                                         Gerald Letendre

March 15, 2000     Director                          /s/ John H. Forsgren
                                                         John H. Forsgren

March 15, 2000     Director                          /s/ Hugh C. MacKenzie
                                                         Hugh C. MacKenzie

March 15, 2000     Director                          /s/ Jane E. Newman
                                                         Jane E. Newman



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

                                   WESTERN MASSACHUSETTS ELECTRIC COMPANY
                                   --------------------------------------
                                                (Registrant)



Date:  March 15, 2000              By  /s/ Michael G. Morris
                                       ----------------------------------------
                                           Michael G. Morris
                                           Chairman and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date                      Title                      Signature
----                      -----                      ---------

March 15, 2000     Chairman and Chief Executive      /s/ Michael G. Morris
                   Officer and a Director                Michael G. Morris

March 15, 2000     President and Chief Operating     /s/ Kerry J. Kuhlman
                   Officer and a Director                Kerry J. Kuhlman


March 15, 2000     Vice President and Treasurer      /s/ David R. McHale
                                                         David R. McHale

March 15, 2000     Vice President and Controller     /s/ John J. Roman
                                                         John J. Roman

March 15, 2000     Director                          /s/ David H. Boguslawski
                                                         David H. Boguslawski

March 15, 2000     Director                          /s/ James E. Byrne
                                                         James E. Byrne

March 15, 2000     Director                          /s/ John H. Forsgren
                                                         John H. Forsgren

March 15, 2000     Director                          /s/ Hugh C. MacKenzie
                                                         Hugh C. MacKenzie

March 15, 2000     Director                          /s/ Paul J. McDonald
                                                         Paul J. McDonald

March 15, 2000     Director                          /s/ Melinda M. Phelps
                                                         Melinda M. Phelps



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


                                       NORTH ATLANTIC ENERGY CORPORATION
                                       ---------------------------------
                                                   (Registrant)


Date:  March 15, 2000                  By /s/ Bruce D. Kenyon
                                          ---------------------------------
                                              Bruce D. Kenyon
                                              President and Chief Executive
                                              Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date                      Title                      Signature
----                      -----                      ---------

March 15, 2000     President and Chief Executive     /s/ Bruce D. Kenyon
                   Officer and a Director                Bruce D. Kenyon

March 15, 2000     Vice President and Treasurer      /s/ David R. McHale
                                                         David R. McHale

March 15, 2000     Vice President and Controller     /s/ John J. Roman
                                                         John J. Roman

March 15, 2000     Director                          /s/ William A. DiProfio
                                                         William A. DiProfio

March 15, 2000     Director                          /s/ Ted C. Feigenbaum
                                                         Ted C. Feigenbaum


             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES



We have audited in accordance with generally accepted auditing standards, the financial statements included in Northeast Utilities' annual report to shareholders and The Connecticut Light and Power Company's and Western Massachusetts Electric Company's annual reports, incorporated by reference in this Form 10-K, and have issued our reports thereon dated January 25, 2000.
Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the accompanying Index to Financial Statements Schedules are the responsibility of the companies' management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                     /s/ Arthur Andersen LLP
                                         Arthur Andersen LLP


Hartford, Connecticut
January 25, 2000




             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES



We have audited in accordance with generally accepted auditing standards, the financial statements included in North Atlantic Energy Corporation's and Public Service Company of New Hampshire's annual reports, incorporated by reference in this Form 10-K and have issued our reports thereon dated January 25, 2000. Our reports on the financial statements included an explanatory paragraph regarding the existence of conditions which raise substantial doubt about the companies' abilities to continue as going concerns. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the accompanying Index to Financial Statements Schedules are the responsibility of the companies' management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                       /s/ Arthur Andersen LLP
                                           Arthur Andersen LLP

Hartford, Connecticut
January 25, 2000




                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



As independent public accountants, we hereby consent to the incorporation of our reports dated January 25, 2000, included (or incorporated by reference) in this Form 10-K into the Company's previously filed Registration Statements
No. 33-55279 of The Connecticut Light and Power Company, No. 33-56537 of CL&P Capital, LP and No. 33-34622, No. 33-44814, No. 33-63023, No. 33-40156,
No. 333-52413, No. 333-52415,  and No. 333-85613 of Northeast Utilities.  It
should be noted that we have not audited any financial statements of the Company subsequent to December 31, 1999 or performed any audit procedures subsequent to the date of our report.

                                      /s/ Arthur Andersen LLP
                                          Arthur Andersen LLP


Hartford, Connecticut
March 23, 2000


INDEX TO FINANCIAL STATMENTS SCHEDULES

Schedule

I.   Financial Information of Registrant:
       Northeast Utilities (Parent) Balance
       Sheets 1999 and 1998                                             S-5

       Northeast Utilities (Parent) Statements
       of Income 1999, 1998, and 1997                                   S-6

       Northeast Utilities (Parent) Statements
       of Cash Flows 1999, 1998, and 1997                               S-7

II.  Valuation and Qualifying Accounts and Reserves
     1999, 1998, and 1997:

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


All other schedules of the companies' for which provision is made in the applicable regulations of the SEC are not required under the related instructions or are not applicable, and therefore have been omitted.





                                     SCHEDULE I
                            NORTHEAST UTILITIES (PARENT)

                        FINANCIAL INFORMATION OF REGISTRANT

                                  BALANCE SHEETS

                           AT DECEMBER  31, 1999 AND 1998

                               (Thousands of Dollars)


                                                                  1999           1998
                                                               ----------     ----------
ASSETS
------
Other Property and Investments:
  Investments in subsidiary companies, at
   equity...................................................  $2,252,175     $2,161,901
  Investments in transmission companies, at equity..........      16,460         17,692
  Other, at cost............................................          54             67
                                                              -----------    -----------
                                                               2,268,689      2,179,660
                                                              -----------    -----------
Current Assets:
  Notes receivable from affiliated companies................      45,300         34,400
  Notes and accounts receivable............................          625            723
  Receivables from affiliated companies.....................       8,351          1,033
  Taxes receivable......................................             418          7,969
  Prepayments...............................................       1,192             96
                                                              -----------    -----------
                                                                  55,886         44,221
                                                              -----------    -----------
Deferred Charges:
  Accumulated deferred income taxes.........................        -             5,236
  Unamortized debt expense..................................           6            101
  Other.....................................................         122            256
  Deferred Yankee Energy System, Inc. acquisition expenses..       3,427           -
                                                              -----------    -----------
                                                                   3,555          5,593
                                                              -----------    -----------
       Total Assets.........................................  $2,328,130     $2,229,474
                                                              ===========    ===========

CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization:
  Common Shareholders' Equity:
    Common shares, $5 par value--Authorized
    225,000,000 shares; 137,393,829 shares issued and
    131,870,284 shares outstanding in 1999 and
    137,031,264 shares issued and
    130,954,740 outstanding in 1998.........................  $  686,969     $  685,156
  Capital surplus, paid in..................................     940,726        940,661
  Deferred contribution plan--employee stock ownership plan.    (127,725)      (140,619)
  Retained earnings.........................................     581,817        560,769
  Accumulated other comprehensive income....................       1,524          1,405
                                                              -----------    -----------
    Total common shareholders' equity.......................   2,083,311      2,047,372
  Long-term debt............................................     138,000        158,000
                                                              -----------    -----------
    Total capitalization....................................   2,221,311      2,205,372
                                                              -----------    -----------
Current Liabilities:
  Long-term debt--current portion...........................      20,000         19,000
  Notes payable to banks....................................      65,000           -
  Accounts payable..........................................       7,258          1,882
  Accounts payable to affiliated companies..................       1,201            714
  Accrued taxes.............................................        -                15
  Accrued interest..........................................       1,705          2,097
  Accrued Con Edison/Northeast Utilities merger fees........       6,143           -
                                                              -----------    -----------
                                                                 101,307         23,708
                                                              -----------    -----------
Accumulated deferred income taxes...........................       5,302           -
Other Deferred Credits......................................         210            394
                                                              -----------    -----------
                                                                   5,512            394
                                                              -----------    -----------
    Total Capitalization and Liabilities                      $2,328,130     $2,229,474
                                                              ===========    ===========





                                      SCHEDULE I
                             NORTHEAST UTILITIES (PARENT)

                         FINANCIAL INFORMATION OF REGISTRANT

                                STATEMENTS OF INCOME

                    YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                   (Thousands of Dollars Except Share Information)

                                        1999           1998           1997
                                   -------------  -------------  -------------

Operating Revenues................ $       -      $       -      $       -
                                   -------------  -------------  -------------
Operating Expenses:
  Other...........................       19,126          7,674          8,657
  Federal income taxes............       (4,849)         1,569        (10,697)
                                   -------------  -------------  -------------
   Total operating expenses.......       14,277          9,243         (2,040)
                                   -------------  -------------  -------------
Operating (Loss)/Income...........      (14,277)        (9,243)         2,040
                                   -------------  -------------  -------------
Other Income/(Loss):
  Equity in earnings of
   subsidiaries...................       56,812       (145,874)      (118,195)
  Equity in earnings of
   transmission companies.........        2,608          2,903          2,968
  Other, net......................        2,628         21,995          2,184
  Income taxes....................        2,057           -              -
                                   -------------  -------------  -------------
    Other income/(loss), net......       64,105       (120,976)      (113,043)
                                   -------------  -------------  -------------
    Income/(loss) before interest
     charges......................       49,828       (130,219)      (111,003)
                                   -------------  -------------  -------------
Interest Charges..................       15,612         16,534         18,959
                                   -------------  -------------  -------------
Earnings/(Loss) for Common Shares. $     34,216   $   (146,753)  $   (129,962)
                                   =============  =============  =============

Earnings/(Loss) Per Common Share--
  Basic and Diluted............... $       0.26   $      (1.12)  $      (1.01)
                                   =============  =============  =============
Common Shares Outstanding
 (average)........................  131,415,126    130,549,760    129,567,708
                                   =============  =============  =============




                                                SCHEDULE I
                                       NORTHEAST UTILITIES (PARENT)
                                   FINANCIAL INFORMATION OF REGISTRANT
                                         STATEMENT OF CASH FLOWS
                                YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                         (Thousands of Dollars)

                                                                  1999          1998           1997
                                                             ------------ -------------- --------------
Operating Activities:
  Net income\(loss)........................................  $    34,216  $    (146,753) $    (135,708)
  Adjustments to reconcile to net cash
   provided by operating activities:
    Equity in earnings of subsidiary companies.............      (56,812)       145,874        123,941
    Cash dividends received from subsidiary companies......       66,000         47,000        132,994
    Deferred income taxes..................................           74            777          1,558
    Other sources of cash..................................       16,655         20,926          9,637
    Changes in working capital:
      Receivables..........................................       (7,220)           (84)         6,247
      Accounts payable.....................................        5,863            523        (14,031)
      Other working capital (excludes cash)................       12,191        (15,981)         5,490
                                                             ------------ -------------- --------------
Net cash flows provided by operating activities............       70,967         52,282        130,128
                                                             ------------ -------------- --------------

Financing Activities:
  Issuance of common shares................................        5,318          2,659          6,502
  Net increase/(decrease) in short-term debt...............       65,000            -          (38,750)
  Reacquisitions and retirements of long-term debt.........      (19,000)       (17,000)       (16,000)
  Cash dividends on common shares..........................      (13,168)           -          (32,134)
                                                             ------------ -------------- --------------
Net cash flows used in financing activities................       38,150        (14,341)       (80,382)
                                                             ------------ -------------- --------------

Investment Activities:
  NU system Money Pool.....................................      (10,900)          (200)       (28,725)
  Investment in subsidiaries...............................      (99,462)       (40,029)       (22,583)
  Other investment activities, net.........................        1,245          2,278          1,562
                                                             ------------ -------------- --------------
Net cash flows used in investing activities................     (109,117)       (37,951)       (49,746)
                                                             ------------ -------------- --------------
Net decrease in cash for the period........................            0            (10)             0
Cash - beginning of period.................................            0             10             10
                                                             ------------ -------------- --------------
Cash - end of period.......................................  $         0  $           0  $          10
                                                             ============ ============== ==============

Supplemental Cash Flow Information
Cash paid/(refunded) during the year for:
  Interest, net of amounts capitalized.....................  $    15,724  $      16,610  $      18,960
                                                             ============ ============== ==============
  Income taxes.............................................  $    28,982  $      16,929  $     (16,000)
                                                             ============ ============== ==============




                                NORTHEAST UTILITIES AND SUBSIDIARIES                              SCHEDULE II
                           VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                    YEAR ENDED DECEMBER 31, 1999
                                       (Thousands of Dollars)

-------------------------------------------------------------------------------------------------------------
Column A                                  Column B            Column C              Column D       Column E

                                                             Additions
                                                       -----------------------
                                                           (1)         (2)

                                                                    Charged to
                                         Balance at    Charged to     other                        Balance
                                         beginning     costs and     accounts-     Deductions-     at end
Description                              of period     expenses      describe       describe      of period
-------------------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

   Reserves for uncollectible accounts   $ 2,417       $ 8,026       $  -          $ 5,548 (a)    $ 4,895
                                         =======       =======       =======       =======        =======

RESERVES NOT APPLIED AGAINST ASSETS:

   Operating reserves                    $40,438       $18,597       $  -          $14,040 (b)    $44,995
                                         =======       =======       =======       =======        =======

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



                                NORTHEAST UTILITIES AND SUBSIDIARIES                              SCHEDULE II
                           VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                    YEAR ENDED DECEMBER 31, 1998
                                       (Thousands of Dollars)

-------------------------------------------------------------------------------------------------------------
Column A                                  Column B            Column C              Column D       Column E

                                                             Additions
                                                       -----------------------
                                                           (1)         (2)

                                                                    Charged to
                                         Balance at    Charged to     other                        Balance
                                         beginning     costs and     accounts-     Deductions-      at end
Description                              of period     expenses      describe       describe      of period
-------------------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

   Reserves for uncollectible accounts    $ 2,052      $ 3,042       $  -         $ 2,677 (a)      $ 2,417
                                          =======      =======       =======      =======          =======

RESERVES NOT APPLIED AGAINST ASSETS:

   Operating reserves                     $34,437      $12,427       $  -         $ 6,426 (b)      $40,438
                                          =======      =======       =======      =======          =======

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


                                NORTHEAST UTILITIES AND SUBSIDIARIES                              SCHEDULE II
                           VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                    YEAR ENDED DECEMBER 31, 1997
                                       (Thousands of Dollars)

-------------------------------------------------------------------------------------------------------------
Column A                                  Column B            Column C              Column D       Column E

                                                             Additions
                                                       -----------------------
                                                           (1)         (2)

                                                                    Charged to
                                         Balance at    Charged to     other                        Balance
                                         beginning     costs and     accounts-     Deductions-      at end
Description                              of period     expenses      describe       describe      of period
-------------------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

   Reserves for uncollectible accounts    $17,062      $14,854       $  -          $29,864 (a)     $ 2,052
                                          =======      =======       =======       =======         =======

RESERVES NOT APPLIED AGAINST ASSETS:

   Operating reserves                     $36,260      $ 9,542       $  -          $11,365 (b)     $34,437
                                          =======      =======       =======       =======         =======

(a) Amounts written off, net of recoveries.
(b) Principally payments for environmental remediation, various injuries and damages, employee medical expenses, and expenses in connection therewith.


                      THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES                    SCHEDULE II
                           VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                    YEAR ENDED DECEMBER 31, 1999
                                       (Thousands of Dollars)

-------------------------------------------------------------------------------------------------------------
Column A                                  Column B            Column C              Column D       Column E

                                                             Additions
                                                       -----------------------
                                                           (1)         (2)

                                                                    Charged to
                                         Balance at    Charged to     other                        Balance
                                         beginning     costs and     accounts-     Deductions-     at end
Description                              of period     expenses      describe       describe      of period
-------------------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

   Reserves for uncollectible accounts    $   300      $   290       $  -           $   290 (a)    $   300
                                          =======      =======       ======         =======        =======

RESERVES NOT APPLIED AGAINST ASSETS:

   Operating reserves                     $16,656      $ 5,422       $  -           $ 6,009 (b)    $16,069
                                          =======      =======       ======         =======        =======

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

-------------------------------------------------------------------------------------------------------------
Column A                                  Column B            Column C              Column D       Column E

                                                             Additions
                                                       -----------------------
                                                           (1)         (2)

                                                                    Charged to
                                         Balance at    Charged to     other                        Balance
                                         beginning     costs and     accounts-     Deductions-     at end
Description                              of period     expenses      describe       describe      of period
-------------------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

   Reserves for uncollectible accounts   $   300       $   183       $  -          $   183 (a)    $   300
                                         =======       =======       ======        =======        =======

RESERVES NOT APPLIED AGAINST ASSETS:

   Operating reserves                    $14,962       $ 5,612       $  -          $ 3,918 (b)    $16,656
                                         =======       =======       ======        =======        =======

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

-------------------------------------------------------------------------------------------------------------
Column A                                  Column B            Column C              Column D       Column E

                                                             Additions
                                                       -----------------------
                                                           (1)         (2)

                                                                    Charged to
                                         Balance at    Charged to     other                        Balance
                                         beginning     costs and     accounts-     Deductions-     at end
Description                              of period     expenses      describe       describe      of period
-------------------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

   Reserves for uncollectible accounts    $13,241      $10,509       $  -          $23,450 (a)    $   300
                                          =======      =======       ======        =======        =======

RESERVES NOT APPLIED AGAINST ASSETS:

   Operating reserves                     $18,879      $ 4,458       $  -          $ 8,375 (b)    $14,962
                                          =======      =======       ======        =======        =======

(a) Amounts written off, net of recoveries.
(b) Principally payments for environmental remediation, various injuries and damages, employee medical expenses, and expenses in connection therewith.



                              PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE                            SCHEDULE II
                           VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                    YEAR ENDED DECEMBER 31, 1999
                                       (Thousands of Dollars)

-------------------------------------------------------------------------------------------------------------
Column A                                  Column B            Column C              Column D       Column E

                                                             Additions
                                                       -----------------------
                                                           (1)         (2)

                                                                    Charged to
                                         Balance at    Charged to     other                        Balance
                                         beginning     costs and     accounts-     Deductions-     at end
Description                              of period     expenses      describe       describe      of period
-------------------------------------------------------------------------------------------------------------

RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

   Reserves for uncollectible accounts   $ 2,041        $ 1,590       $  -         $ 2,272 (a)     $ 1,359
                                         =======        =======       =======      =======         =======
RESERVES NOT APPLIED AGAINST ASSETS:

   Operating reserves                    $ 9,906        $ 7,268       $  -         $ 5,769 (b)     $11,405
                                         =======        =======       =======      =======         =======

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

                              PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE                            SCHEDULE II
                           VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                    YEAR ENDED DECEMBER 31, 1998
                                       (Thousands of Dollars)

-------------------------------------------------------------------------------------------------------------
Column A                                  Column B            Column C              Column D       Column E

                                                             Additions
                                                       -----------------------
                                                           (1)         (2)

                                                                    Charged to
                                         Balance at    Charged to     other                        Balance
                                         beginning     costs and     accounts-     Deductions-     at end
Description                              of period     expenses      describe       describe      of period
-------------------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

   Reserves for uncollectible accounts   $ 1,702        $ 2,726       $  -         $ 2,387 (a)     $ 2,041
                                         =======        =======       =======      =======         =======

RESERVES NOT APPLIED AGAINST ASSETS:

   Operating reserves                    $ 7,788        $ 4,136       $  -         $ 2,018 (b)     $ 9,906
                                         =======        =======       =======      =======         =======

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


                              PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE                            SCHEDULE II
                           VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                    YEAR ENDED DECEMBER 31, 1997
                                       (Thousands of Dollars)

-------------------------------------------------------------------------------------------------------------
Column A                                  Column B            Column C              Column D       Column E

                                                             Additions
                                                       -----------------------
                                                           (1)         (2)

                                                                    Charged to
                                         Balance at    Charged to     other                        Balance
                                         beginning     costs and     accounts-     Deductions-     at end
Description                              of period     expenses      describe       describe      of period
-------------------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

   Reserves for uncollectible accounts   $ 1,700        $ 3,259       $  -         $ 3,257 (a)     $ 1,702
                                         =======        =======       ======       =======         =======

RESERVES NOT APPLIED AGAINST ASSETS:

Operating reserves                       $ 7,265        $ 1,647       $  -         $ 1,124 (b)     $ 7,788
                                         =======        =======       ======       =======         =======

(a) Amounts written off, net of recoveries.
(b) Principally payments for environmental remediation, various injuries and damages, employee medical expenses, and expenses in connection therewith.



                              WESTERN MASSACHUSETTS ELECTRIC COMPANY                             SCHEDULE II
                           VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                    YEAR ENDED DECEMBER 31, 1999
                                       (Thousands of Dollars)

-------------------------------------------------------------------------------------------------------------
Column A                                  Column B            Column C              Column D       Column E

                                                             Additions
                                                       -----------------------
                                                           (1)         (2)

                                                                    Charged to
                                         Balance at    Charged to     other                        Balance
                                         beginning     costs and     accounts-     Deductions-     at end
Description                              of period     expenses      describe       describe      of period
-------------------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

   Reserves for uncollectible accounts   $    50        $ 4,564       $  -         $ 2,974 (a)     $ 1,640
                                         =======        =======       ======       =======         =======

RESERVES NOT APPLIED AGAINST ASSETS:

   Operating reserves                    $ 5,960        $ 3,085       $  -         $ 1,857 (b)     $ 7,188
                                         =======        =======       ======       =======         =======

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


                              WESTERN MASSACHUSETTS ELECTRIC COMPANY                             SCHEDULE II
                           VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                    YEAR ENDED DECEMBER 31, 1998
                                       (Thousands of Dollars)

-------------------------------------------------------------------------------------------------------------
Column A                                  Column B            Column C              Column D       Column E

                                                             Additions
                                                       -----------------------
                                                           (1)         (2)

                                                                    Charged to
                                         Balance at    Charged to     other                        Balance
                                         beginning     costs and     accounts-     Deductions-     at end
Description                              of period     expenses      describe       describe      of period
-------------------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

   Reserves for uncollectible accounts   $    50        $   106       $  -         $   106 (a)     $    50
                                         =======        =======       =======      =======         =======

RESERVES NOT APPLIED AGAINST ASSETS:

Operating reserves                       $ 5,503        $   816       $  -        $   359  (b)     $ 5,960
                                         =======        =======       =======     =======          =======

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

                              WESTERN MASSACHUSETTS ELECTRIC COMPANY                             SCHEDULE II
                           VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                    YEAR ENDED DECEMBER 31, 1997
                                       (Thousands of Dollars)

-------------------------------------------------------------------------------------------------------------
Column A                                  Column B            Column C              Column D       Column E

                                                             Additions
                                                       -----------------------
                                                           (1)         (2)

                                                                    Charged to
                                         Balance at    Charged to     other                        Balance
                                         beginning     costs and     accounts-     Deductions-     at end
Description                              of period     expenses      describe       describe      of period
-------------------------------------------------------------------------------------------------------------

RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

  Reserves for uncollectible accounts    $ 2,121        $ 1,086       $  -         $ 3,157 (a)     $    50
                                         =======        =======       ======       =======         =======

RESERVES NOT APPLIED AGAINST ASSETS:

  Operating reserves                     $ 5,575        $ 1,093       $  -         $ 1,165 (b)     $ 5,503
                                         =======        =======       ======       =======         =======

(a) Amounts written off, net of recoveries.
(b) Principally payments for environmental remediation, various injuries and damages, employee medical expenses, and expenses in connection therewith.

EXHIBIT INDEX


     Each document described below is incorporated by reference to the files of the Securities and Exchange Commission, unless the reference to the document is marked as follows:

* - Filed with the 1999 Annual Report on Form 10-K for NU and herein incorporated by reference from the 1999 NU Form 10-K, File No. 1-5324 into the 1999 Annual Reports on Form 10-K for CL&P, PSNH, WMECO, and NAEC.

# - Filed with the 1999 Annual Report on Form 10-K for NU and herein incorporated by reference from the 1999 NU Form 10-K, File No. 1-5324 into the 1999 Annual Report on Form 10-K for CL&P.

@ - Filed with the 1999 Annual Report on Form 10-K for NU and herein incorporated by reference from the 1999 NU Form 10-K, File No. 1-5324 into the 1999 Annual Report on Form 10-K for PSNH.

** - Filed with the 1999 Annual Report on Form 10-K for NU and herein incorporated by reference from the 1999 NU Form 10-K, File No. 1-5324 into the 1999 Annual Report on Form 10-K for WMECO.

## - Filed with the 1999 Annual Report on Form 10-K for NU and herein incorporated by reference from the 1999 Form 10-K, File No. 1-5324 into the 1999 Annual Report on Form 10-K for NAEC.

Exhibit
Number                        Description

   2 Plan of acquisition, reorganization, arrangement, liquidation or succession

        2.1 Agreement and Plan of Merger (Exhibit 1 in NU's Current Report on Form 8-K dated June 14, 1999, File No. 1-5324)

        2.2 Agreement and Plan of Merger (Exhibit 1 to NU's Current Report on Form 8-K dated October 13, 1999, File No. 1-5324).

   3    Articles of Incorporation and By-Laws

        3.1    Northeast Utilities

               3.1.1     Declaration of Trust of NU, as amended through May 24,
                         1988.  (Exhibit 3.1.1, 1988 NU Form 10-K, File No.
                         1-5324)

        3.2    The Connecticut Light and Power Company

               3.2.1 Certificate of Incorporation of CL&P, restated to March 22, 1994. (Exhibit 3.2.1, 1993 NU Form 10-K,
                         File No. 1-5324)

               3.2.2     Certificate of Amendment to Certificate of
                         Incorporation of CL&P, dated December 26, 1996.
                         (Exhibit 3.2.2, 1996 NU Form 10-K, File No. 1-5324)

               3.2.3     Certificate of Amendment to Certificate of
                         Incorporation of CL&P, dated April 27, 1998. (Exhibit
                         3.2.3, 1998 NU Form 10-K, File No. 1-5324)

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

               3.3.1     Articles of Incorporation, as amended to May 16, 1991.
                         (Exhibit 3.3.1, 1993 NU Form 10-K, File No. 1-5324)

               3.3.2     By-laws of PSNH, as amended to November 1, 1993.
                         (Exhibit 3.3.2, 1993 NU Form 10-K, File No. 1-5324)

        3.4    Western Massachusetts Electric Company

               3.4.1 Articles of Organization of WMECO, restated to February 23, 1995. (Exhibit 3.4.1, 1994 NU Form 10-K,
                         File No. 1-5324)

               3.4.2     By-laws of WMECO, as amended to April 1, 1999.
                         (Exhibit 3.1, 1999 NU Form 10-Q for the Quarter Ended
                         June 30, 1999, File No. 1-5324)

        3.5    North Atlantic Energy Corporation

               3.5.1     Articles of Incorporation of NAEC dated September 20,
                         1991.  (Exhibit 3.5.1, 1993 NU Form 10-K, File No.
                         1-5324)

               3.5.2     Articles of Amendment dated October 16, 1991, and
                         June 2, 1992, to Articles of Incorporation of NAEC.
                         (Exhibit 3.5.2, 1993 NU Form 10-K, File No. 1-5324)

               3.5.3     By-laws of NAEC, as amended to November 8, 1993.
                         (Exhibit 3.5.3, 1993 NU Form 10-K, File No. 1-5324)

   4 Instruments defining the rights of security holders, including indentures

        4.1    Northeast Utilities

               4.1.1     Indenture dated as of December 1, 1991, between
                         Northeast Utilities and IBJ Schroder Bank & Trust
                         Company, with respect to the issuance of Debt
                         Securities.  (Exhibit 4.1.1, 1991 NU Form 10-K,
                         File No. 1-5324)

               4.1.2     First Supplemental Indenture dated as of December 1,
                         1991, between Northeast Utilities and IBJ Schroder
                         Bank & Trust Company, with respect to the issuance of Series A Notes. (Exhibit 4.1.2, 1991 NU Form 10-K,
                         File No. 1-5324)

               4.1.3     Second Supplemental Indenture dated as of March 1,
                         1992 between Northeast Utilities and IBJ Schroder
                         Bank & Trust Company with respect to the issuance of 8.38% Amortizing Notes. (Exhibit 4.1.3, 1992 NU Form
                         10-K, File No. 1-5324)

               4.1.4     Credit Agreements among NU, CL&P, WMECO, and the Co-
                         Agents and Banks named therein, dated as of November
                         19, 1999 (includes Open End Mortgages), (Exhibits No.
                         B.13, B.14, B.15, and B.16, File No. 70-8875)

               4.1.5 First Amendment and Waiver dated as of May 30, 1997, to Credit Agreement dated as of November 21, 1996, among NU, CL&P, WMECO, and the Co-Agents and Banks named therein. (Exhibit B.4(a) (Execution Copy),
                         File No. 70-8875)

               4.1.6     Second Amendment and Waiver dated as of September 11,
                         1998, to Credit Agreement dated as of November 21,
                         1996, among NU, CL&P, WMECO, and the Co-Agents and
                         Banks named therein.  (Exhibit B.10 (Execution Copy),
                         File No. 70-8875)

               4.1.7     Third Amendment and Waiver dated as of March 3, 1999
                         to Credit Agreement dated as of November 21, 1996 among NU, CL&P, WMECO, and the Co-Agents and Banks named therein. (Exhibit B.11 (Execution Copy), File
                         No. 70-8875)

               4.1.8     Credit Agreement dated as of February 10, 1998, among
                         NU, the Lenders named therein, and Toronto Dominion
                         (Texas), Inc., as Administrative Agent, TD Securities
                         (USA) Inc., as Arranger.  (Exhibit B.9 (Execution
                         Copy), File No. 70-8875)

               4.1.9     First Amendment dated as of February 8, 1999, to
                         Credit Agreement dated as of February 10, 1998, among NU, the Lenders named therein, and Toronto
                         Dominion (Texas), Inc., as Administrative Agent,
                         TD Securities (USA) Inc., as Arranger. (Exhibit A
                         (Execution Copy), File No. 70-8875)

              4.1.10     Second Amendment dated as of March 9, 1999 to Credit
                         Agreement dated as of February 10, 1998 among NU, the Lenders named therein, and Toronto Dominion (Texas),
                         Inc., as Administrative Agent, TD Securities (USA)
                         Inc., as Arranger.  (Exhibit B.12 (Execution Copy),
                         File No. 70-8875)

        4.2    The Connecticut Light and Power Company

               4.2.1 Indenture of Mortgage and Deed of Trust between CL&P and Bankers Trust Company, Trustee, dated as of May 1,
                         1921. (Composite including all twenty-four amendments to May 1, 1967.) (Exhibit 4.1.1, 1989 NU Form 10-K,
                         File No. 1-5324)

                         Supplemental Indentures to the Composite May 1, 1921,
                         Indenture of Mortgage and Deed of Trust between CL&P and Bankers Trust Company, dated as of:

               4.2.2     December 1, 1969. (Exhibit 4.2.2, 1998 NU Form 10-K,
                         File No. 1-5324)

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

               4.2.13    January 1, 1997. (Exhibit 4.2.17, 1996 NU Form 10-K,
                         File No. 1-5324)

               4.2.14    May 1, 1997.  (Exhibit 4.19, File No. 333-30911)

               4.2.15    June 1, 1997. (Exhibit 4.20, File No. 333-30911)

               4.2.16    June 1, 1997. (Exhibit 4.2.17, 1997 NU Form 10-K, File
                         No. 1-5324)

               4.2.17    May 1, 1998. (Exhibit 4.2.17, 1998 NU Form 10-K, File
                         No. 1-5324)

               4.2.18    May 1, 1998. (Exhibit 4.2.18, 1998 NU Form 10-K, File
                         No. 1-5324)

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

              4.2.22     Loan and Trust Agreement among Business Finance
                         Authority of the State of New Hampshire, CL&P and the Trustee (Pollution Control Bonds, 1992 Series A) dated as of December 1, 1992. (Exhibit C.2.33, 1992 NU
                         Form U5S, File No. 30-246)

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

                         4.2.25.1   Amended and Restated Indenture of Trust
                                    between Connecticut Development Authority and the Trustee (CL&P Pollution Control
                                    Revenue Bond-1996A Series), dated as of
                                    May 1, 1996, and Amended and Restated as of
                                    January 1, 1997.  (Exhibit 4.2.24.1, 1996
                                    NU Form 10-K, File No. 1-5324)

                         4.2.25.2   Standby Bond Purchase Agreement among CL&P,
                                    Societe Generale, New York Branch and the
                                    Trustee, dated January 23, 1997. (Exhibit
                                    4.2.24.2, 1996 NU Form 10-K, File No.
                                    1-5324)

                         4.2.25.3 Amendment No. 1, dated January 21, 1998, to the Standby Bond Purchase Agreement, dated
                                    January 23, 1997.  (Exhibit 4.2.24.3, 1997
                                    NU Form 10-K, File No. 1-5324)

                         4.2.25.4 Amendment No. 2, dated December 9, 1998, to the Standby Bond Purchase Agreement, dated
                                    January 23, 1997.  (Exhibit 4.2.25.4, 1998
                                    NU Form 10-K, File No. 1-5324)

                         4.2.25.5 Amendment No. 3, dated November 5, 1999, to the Standby Bond Purchase Agreement, dated
                                    January 23, 1997.

                         4.2.25.6   AMBAC Municipal Bond Insurance Policy
                                    issued by the Connecticut Development
                                    Authority (CL&P) Pollution Control Revenue
                                    Bond-1996A Series), effective January 23,
                                    1997. (Exhibit 4.2.24.3, 1996 NU Form 10-K,
                                    File No. 1-5324)

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

               4.2.28 Payment and Guaranty Agreement of CL&P dated as of January 23, 1995 (MIPS). (Exhibit B.3 (Execution
                         Copy), File No. 70-8451)

        4.3    Public Service Company of New Hampshire

               4.3.1 First Mortgage Indenture dated as of August 15, 1978, between PSNH and First Fidelity Bank, National
                         Association, New Jersey, Trustee, (Composite including all amendments to May 16, 1991). (Exhibit 4.4.1, 1992
                         NU Form 10-K, File No. 1-5324)

                         4.3.1.1    Tenth Supplemental Indenture dated as of
                                    May 1, 1991, between PSNH and First
                                    Fidelity Bank, National Association.
                                    (Exhibit 4.1, PSNH Current Report on
                                    Form 8-K dated February 10, 1992, File
                                    No. 1-6392)

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

              4.3.6      Series D (Taxable New Issue) Amended and Restated PCRB
                         Loan and Trust Agreement dated as of April 1, 1999.

                         4.3.6.1    Third Series D Letter of Credit and
                                    Reimbursement Agreement dated as of
                                    April 14, 1999.

                         4.3.6.2    Amended and Restated Second Series D
                                    (May 1, 1991 Taxable New Issue) PCRB Letter of Credit and Reimbursement Agreement dated as of April 23, 1998. (Exhibit 4.3.6.3,
                                    1998 NU Form 10-K, File No. 1-5324)

               4.3.7     Series E (Taxable New Issue) Amended & Restated PCRB
                         Loan and Trust Agreement dated as of April 14, 1999.

                         4.3.7.1    Third Series E Letter of Credit and
                                    Reimbursement Agreement dated as of
                                    April 14, 1999.

                         4.3.7.2    Amended and Restated Second Series E
                                    (May 1, 1991 Taxable New Issue) PCRB Letter of Credit and Reimbursement Agreement dated as of April 23, 1998. (Exhibit 4.3.7.3,
                                    1998 NU Form 10-K, File No. 1-5324)

        4.4    Western Massachusetts Electric Company

               4.4.1     First Mortgage Indenture and Deed of Trust between
                         WMECO and Old Colony Trust Company, Trustee, dated as of August 1, 1954. (Exhibit 4.4.1, 1993 NU Form 10-K,
                         File No. 1-5324)

                         Supplemental Indentures thereto dated as of:

               4.4.2     October 1, 1954. (Exhibit 4.4.2, 1998 NU Form 10-K,
                         File No. 1-5324)

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

               4.4.6     January 1, 1993. (Exhibit 4.5.13, 1992 NU Form 10-K,
                         File No. 1-5324)

               4.4.7     March 1, 1994. (Exhibit 4.4.12, 1993 NU Form 10-K,
                         File No. 1-5324)

               4.4.8     May 1, 1997. (Exhibit 4.11, File No. 33-51185)

               4.4.9     July 1, 1997.  (Exhibit 4.4.10, 1997 NU Form 10-K,
                         File No. 1-5324)

               4.4.10    May 1, 1998. (Exhibit 4.4.10, 1998 NU Form 10-K, File
                         No. 1-5324)

               4.4.11    May 1, 1998. (Exhibit 4.4.11, 1998 NU Form 10-K, File
                         No. 1-5324)

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

               4.5.2     Term Credit Agreement dated as of November 9, 1995.
                         (Exhibit 4.5.2, 1995 NU Form 10-K, File No. 1-5324)

  10    Material Contracts

        10.1 Stockholder Agreement dated as of July 1, 1964, among the stockholders of Connecticut Yankee Atomic Power Company
               (CYAPC).  (Exhibit 10.1, 1994 NU Form 10-K, File No. 1-5324)

        10.2 Form of Power Contract dated as of July 1, 1964, between CYAPC and each of CL&P, HELCO, PSNH, and WMECO. (Exhibit 10.2, 1994
               NU Form 10-K, File No. 1-5324)

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

        10.3   Capital Funds Agreement dated as of September 1, 1964, between
               CYAPC and CL&P, HELCO, PSNH, and WMECO.  (Exhibit 10.3, 1994 NU
               Form 10-K, File No. 1-5324)

        10.4   Stockholder Agreement dated December 10, 1958, between Yankee
               Atomic Electric Company (YAEC) and CL&P, HELCO, PSNH, and WMECO.
               (Exhibit 10.4, 1993 NU Form 10-K, File No. 1-5324)

        10.5   Form of Amendment No. 3, dated as of April 1, 1985, to Power
               Contract between YAEC and each of CL&P, PSNH and WMECO, including a composite restatement of original Power Contract dated June 30, 1959 and Amendment No. 1 dated April 1, 1975, and
               Amendment No. 2  dated October 1, 1980.  (Exhibit 10.5, 1988 NU
               Form 10-K, File No. 1-5324.)

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

        10.6 Stockholder Agreement dated as of May 20, 1968 among stockholders of MYAPC. (Exhibit 10.6, 1997 NU Form 10-K, File
               No. 1-5324)

        10.7 Form of Power Contract dated as of May 20, 1968, between MYAPC and each of CL&P, HELCO, PSNH, and WMECO. (Exhibit 10.7, 1997
               Form 10-K, File No. 1-5324)

               10.7.1    Form of Amendment No. 1 to Power Contract dated as of
                         March 1, 1983 between MYAPC and each of CL&P, PSNH and
                         WMECO.  (Exhibit 10.7.1, 1993 NU Form 10-K, File No.
                         1-5324)

               10.7.2    Form of Amendment No. 2 to Power Contract dated as of
                         January 1, 1984, between MYAPC and each of CL&P, PSNH and WMECO. (Exhibit 10.7.2, 1993 NU Form 10-K, File
                         No. 1-5324)

               10.7.3    Form of Amendment No. 3 to Power Contract dated as of
                         October 1, 1984, between MYAPC and each of CL&P, PSNH and WMECO. (Exhibit No. 10.7.3, 1994 NU Form 10-K,
                         File No. 1-5324)

               10.7.4    Form of Additional Power Contract dated as of
                         February 1, 1984, between MYAPC and each of CL&P, PSNH and WMECO. (Exhibit 10.7.4, 1993 NU Form 10-K,
                         File No. 1-5324)

        10.8 Capital Funds Agreement dated as of May 20, 1968 between MYAPC and CL&P, PSNH, HELCO, and WMECO. (Exhibit 10.8, 1997 NU Form
               10-K, File No. 1-5324)

               10.8.1 Amendment No. 1 to Capital Funds Agreement, dated as of August 1, 1985, between MYAPC, CL&P, PSNH, and
                         WMECO.  (Exhibit No. 10.8.1, 1994 NU Form 10-K,
                         File No. 1-5324)

        10.9 Sponsor Agreement dated as of August 1, 1968, among the sponsors of Vermont Yankee Nuclear Power Corporation (VYNPC).
               (Exhibit 10.9, 1997 NU Form 10-K, File No. 1-5324)

        10.10  Form of Power Contract dated as of February 1, 1968, between
               VYNPC and each of CL&P, HELCO, PSNH, and WMECO. (Exhibit 10.10,
               1997 NU Form 10-K, File No. 1-5324)

               10.10.1 Form of Amendment to Power Contract dated as of June 1, 1972, between VYNPC and each of CL&P, HELCO,
                         PSNH, and WMECO.  (Exhibit 5.22, File No. 2-47038)

               10.10.2 Form of Second Amendment to Power Contract dated as of April 15, 1983, between VYNPC and each of CL&P, PSNH and WMECO. (Exhibit 10.10.2, 1993 NU Form 10-K,
                         File No. 1-5324)

               10.10.3 Form of Third Amendment to Power Contract dated as of April 24, 1985, between VYNPC and each of CL&P, PSNH and WMECO. (Exhibit No. 10.10.3, 1994 NU Form
                         10-K, File No. 1-5324)

               10.10.4   Form of Fourth Amendment to Power Contract dated as of
                         June 1, 1985, between VYNPC and each of CL&P, PSNH and
                         WMECO.  (Exhibit No. 10.10.4, 1996 NU Form 10-K, File
                         No. 1-5324)

               10.10.5   Form of Fifth Amendment to Power Contract dated as of
                         May 6, 1988, between VYNPC and each of CL&P, PSNH and
                         WMECO.  (Exhibit 10.10.5, 1990 NU Form 10-K, File
                         No. 1-5324)

               10.10.6   Form of Sixth Amendment to Power Contract dated as of
                         May 6, 1988. between VYNPC and each of CL&P, PSNH and
                         WMECO.  (Exhibit 10.10.6, 1990 NU Form 10-K, File No.
                         1-5324)

               10.10.7 Form of Seventh Amendment to Power Contract dated as of June 15, 1989, between VYNPC and each of CL&P, PSNH and WMECO. (Exhibit 10.10.7, 1990 NU Form 10-K,
                         File No. 1-5324)

               10.10.8 Form of Eighth Amendment to Power Contract dated as of December 1, 1989, between VYNPC and each of CL&P, PSNH and WMECO. (Exhibit 10.10.8, 1990 NU Form 10-K,
                         File No. 1-5324)

               10.10.9   Form of Additional Power Contract dated as of
                         February 1, 1984, between VYNPC and each of CL&P, PSNH and WMECO. (Exhibit 10.10.9, 1993 NU Form 10-K, File
                         No. 1-5324)

        10.11  Capital Funds Agreement dated as of February 1, 1968, between
               VYNPC and CL&P, HELCO, PSNH, and WMECO. (Exhibit 10.11, 1997
               NU Form 10-K, File No. 1-5324)

               10.11.1 Form of First Amendment to Capital Funds Agreement dated as of March 12, 1968, between VYNPC and CL&P, HELCO, PSNH, and WMECO. (Exhibit 10.11.1, 1997 NU
                         Form 10-K, File No. 1-5324)

               10.11.2 Form of Second Amendment to Capital Funds Agreement dated as of September 1, 1993, between VYNPC and CL&P, HELCO, PSNH, and WMECO. (Exhibit 10.11.2, 1993 NU
                         Form 10-K, File No. 1-5324)

        10.12  Amended and Restated Millstone Plant Agreement dated as of
               December 1, 1984, by and among CL&P, WMECO and Northeast Nuclear
               Energy Company (NNECO).  (Exhibit 10.12, 1994 NU Form 10-K,
               File No. 1-5324)

        10.13 Sharing Agreement dated as of September 1, 1973, with respect to 1979 Connecticut nuclear generating unit (Millstone 3). (Exhibit
               6.43, File No. 2-50142)

               10.13.1   Amendment dated August 1, 1974, to Sharing Agreement -
                         1979 Connecticut Nuclear Unit.  (Exhibit 5.45, File
                         No. 2-52392)

               10.13.2   Amendment dated December 15, 1975, to Sharing
                         Agreement - 1979 Connecticut Nuclear Unit.  (Exhibit
                         7.47, File No. 2-60806)

               10.13.3   Amendment dated April 1, 1986, to Sharing
                         Agreement -  1979 Connecticut Nuclear Unit.  (Exhibit
                         10.17.3, 1990 NU Form 10-K, File No. 1-5324)

        10.14 Agreement dated July 19, 1990, among NAESCO and Seabrook Joint owners with respect to operation of Seabrook. (Exhibit 10.53, 1990 NU Form 10-K, File No. 1-5324)

        10.15 Sharing Agreement between CL&P, WMECO, HP&E, HWP, and PSNH dated as of June 1, 1992. (Exhibit 10.17, 1992 NU Form 10-K, File
               No. 1-5324)

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

               10.16.2   Second Amendment to Rate Agreement dated as of
                         December 12, 1989. (Exhibit 10.16.2, 1995 NU Form
                         10-K, File No. 1-5324)

               10.16.3   Third Amendment to Rate Agreement dated as of
                         December 3, 1993. (Exhibit 10.16.3, 1995 NU Form 10-K,
                         File No. 1-5324)

               10.16.4   Fourth Amendment to Rate Agreement dated as of
                         September 21, 1994. (Exhibit 10.16.4, 1995 NU Form
                         10-K, File No. 1-5324)

               10.16.5   Fifth Amendment to Rate Agreement dated as of
                         September 9, 1994. (Exhibit 10.16.5, 1995 NU Form
                         10-K, File No. 1-5324)

        10.17  Agreement to Settle PSNH Restructuring (Exhibit 10.2, 1999
               NU Form 10-Q for the Quarter Ended June 30, 1999, File No.
               1-5324)

        10.18 Form of Seabrook Power Contract between PSNH and NAEC, as amended and restated. (Exhibit 10.45, 1992 NU Form 10-K,
               File No. 1-5324)

        10.19 Agreement (composite) for joint ownership, construction and operation of New Hampshire nuclear unit, as amended through the November 1, 1990 twenty-third amendment. (Exhibit No. 10.17,
               1994 NU Form 10-K, File No. 1-5324)

               10.19.1 Memorandum of Understanding dated November 7, 1988, between PSNH and Massachusetts Municipal Wholesale
                         Electric Company (Exhibit 10.17, PSNH 1989 Form 10-K,
                         File No. 1-6392)

               10.19.2 Agreement of Settlement among Joint Owners dated as of January 13, 1989. (Exhibit 10.13.21, 1988 NU Form
                         10-K, File No. 1-5324)

                         10.19.2.1 Supplement to Settlement Agreement, dated as of February 7, 1989, between PSNH and Central Maine Power Company. (Exhibit
                                    10.18.1, PSNH 1989 Form 10-K, File No.
                                    1-6392)

        10.20  Amended and Restated Agreement for Seabrook Project Disbursing
               Agent dated as of November 1, 1990.  (Exhibit 10.4.7, File No.
               33-35312)

               10.20.1   Form of First Amendment to Exhibit 10.19. (Exhibit
                         10.4.8, File No. 33-35312)

               10.20.2   Form (Composite) of Second Amendment to Exhibit 10.19.
                         (Exhibit 10.18.2, 1993 NU Form 10-K, File No. 1-5324)

        10.21  Agreement dated November 1, 1974, for Joint Ownership,
               Construction and Operation of William F. Wyman Unit No. 4 among
               PSNH, Central Maine Power Company and other utilities. (Exhibit
               5.16 , File No. 2-52900)

               10.21.1   Amendment to Exhibit 10.20 dated June 30, 1975.
                         (Exhibit 5.48, File No. 2-55458)

               10.21.2   Amendment to Exhibit 10.20 dated as of August 16,
                         1976.  (Exhibit 5.19, File No. 2-58251)

               10.21.3   Amendment to Exhibit 10.20 dated as of December 31,
                         1978.  (Exhibit 5.10.3, File No. 2-64294)

        10.22 Form of Service Contract dated as of July 1, 1966 between each of NU, CL&P and WMECO, and the Service Company. (Exhibit 10.20,
               1993 NU Form 10-K, File No. 1-5324)

               10.22.1 Service Contract dated as of June 5, 1992 between PSNH and the Service Company. (Exhibit 10.12.4, 1992 NU
                         Form 10-K, File No. 1-5324)

               10.22.2 Service Contract dated as of June 5, 1992 between NAEC and the Service Company. (Exhibit 10.12.5, 1992 NU
                         Form 10-K, File No. 1-5324)

               10.22.3 Form of Service Agreement dated as of June 29, 1992, between PSNH and North Atlantic Energy Service
                         Corporation, and the First Amendment thereto.
                         (Exhibits B.7 and B.7.1, File No. 70-7787)

               10.22.4   Form of Annual Renewal of Service Contract.  (Exhibit
                         10.20.3, 1993 NU Form 10-K, File No. 1-5324)

        10.23  Memorandum of Understanding between CL&P, HELCO, HP&E, HWP, and
               WMECO dated as of June 1, 1970, with respect to pooling of generation and transmission. (Exhibit 13.32, File No. 2-38177)

               10.23.1   Amendment to Memorandum of Understanding between CL&P,
                         HELCO, HP&E, HWP and WMECO dated as of February 2,
                         1982, with respect to pooling of generation and transmission. (Exhibit 10.21.1, 1993 NU Form 10-K,
                         File No. 1-5324)

               10.23.2   Amendment to Memorandum of Understanding between CL&P,
                         HELCO, HP&E, HWP, and WMECO dated as of January 1,
                         1984, with respect to pooling of generation and transmission. (Exhibit 10.21.2, 1994 NU Form 10-K,
                         File No. 1-5324)

        #**    10.23.3   Second Amendment to Memorandum of Understanding
                         between CL&P, HELCO, HP&E, HWP, and WMECO dated as of
                         June 8, 1999 with respect to pooling of generation and
                         transmission.

        10.24  New England Power Pool (NEPOOL) Agreement effective as of
               November 1, 1971, as amended to December 1, 1996.  (Exhibit
               10.15, 1988 NU Form 10-K, File No. 1-5324.)

               10.24.1   Form of Interim Independent System Operator (ISO)
                         Agreement (Attachment to Thirty-third Amendment to
                         Exhibit 10.23 dated as of December 31, 1996).
                         (Exhibit 10.23.6, 1996 NU Form 10-K, File No. 1-5324)

               10.24.2   Restated NEPOOL Power Pool Agreement (restated by the
                         Thirty-Sixth Agreement dated as of July 20, 1998, and includes the Restated NEPOOL Open Access Transmission
                         Tariff). (Exhibit 10.23.2, 1998 NU Form 10-K, File
                         No. 1-5324)

               10.24.3 Thirty-Seventh Agreement dated as of August 15, 1998, amending Exhibit 10.23.2. (Exhibit 10.23.3, 1998 NU
                         Form 10-K, File No. 1-5324)

               10.24.4 Thirty-Eighth Agreement dated as of October 30, 1998, amending Exhibit 10.23.2. (Exhibit 10.23.4, 1998 NU
                         Form 10-K, File No. 1-5324)

               10.24.5 Thirty-Ninth Agreement dated as of November 13, 1998, amending Exhibit 10.23.2. (Exhibit 10.23.5, 1998 NU
                         Form 10-K, File No. 1-5324)

               10.24.6 Fortieth Agreement dated as of December 15, 1998, amending Exhibit 10.23.2. (Exhibit 10.23.6, 1998 NU
                         Form 10-K, File No. 1-5324)

               10.24.7   ISO New England Inc., FERC Tariff for Transmission
                         Dispatch and Power Administration Services. (Exhibit
                         10.23.7, 1998 NU Form 10-K, File No. 1-5324)

        *      10.24.8   Restated NEPOOL Power Pool Agreement (restated by
                         the fifty-first Agreement dated as of May 7, 1999, and
                         includes the Restated NEPOOL Open Access Transmission
                         Tariff).

        10.25 Agreements among New England Utilities with respect to the Hydro-Quebec interconnection projects. (See Exhibits 10(u) and
               10(v); 10(w), 10(x), and 10(y), 1990 and 1988, respectively,
               Form 10-K of New England Electric System, File No. 1-3446.)

        10.26  Trust Agreement dated February 11, 1992, between State Street
               Bank and Trust Company of Connecticut, as Trustor, and Bankers
               Trust Company, as Trustee, and CL&P and WMECO, with respect to NBFT. (Exhibit 10.23, 1991 NU Form 10-K, File No. 1-5324)

               10.26.1   Nuclear Fuel Lease Agreement dated as of February 11,
                         1992, between Bankers Trust Company, Trustee, as
                         Lessor, and CL&P and WMECO, as Lessees.  (Exhibit
                         10.23.1, 1991 NU Form 10-K, File No. 1-5324)

        #**    10.26.2   Modification and Amendment to Nuclear Fuel Lease
                         Agreement dated as of May 17, 1999, between Bankers
                         Trust Company, Trustee, as Lessor, and CL&P and WMECO,
                         as Lessees.

        10.27  Simulator Financing Lease Agreement, dated as of February 1,
               1985, by and between ComPlan and NNECO.  (Exhibit 10.25, 1994
               NU Form 10-K, File No. 1-5324)

        10.28 Simulator Financing Lease Agreement, dated as of May 2, 1985, by and between The Prudential Insurance Company of America and NNECO. (Exhibit No. 10.26, 1994 NU Form 10-K, File No. 1-5324)

        10.29  Lease dated as of April 14, 1992, between The Rocky River Realty
               Company (RRR) and Northeast Utilities Service Company (NUSCO) with respect to the Berlin, Connecticut headquarters (office lease). (Exhibit 10.29, 1992 NU Form 10-K, File No. 1-5324)

               10.29.1   Lease dated as of April 14, 1992, between RRR and
                         NUSCO with respect to the Berlin, Connecticut headquarters (project lease). (Exhibit 10.29.1,
                         1992 NU Form 10-K, File No. 1-5324)

        10.30  Millstone Technical Building Note Agreement dated as of
               December 21, 1993, between, by and between The Prudential
               Insurance Company of America and NNECO.  (Exhibit 10.28, 1993
               NU Form 10-K, File No. 1-5324)

        10.31 Lease and Agreement, dated as of December 15, 1988, by and between WMECO and Bank of New England, N.A., with BNE Realty
               Leasing Corporation of North Carolina.  (Exhibit 10.63, 1988 NU
               Form 10-K, File No. 1-5324.)

        10.32  Note Agreement dated April 14, 1992, by and between The Rocky
               River Realty Company (RRR) and Purchasers named therein
               (Connecticut General Life Insurance Company, Life Insurance
               Company of North America, INA Life Insurance Company of New
               York, Life Insurance Company of Georgia), with respect to RRR's sale of $15 million of guaranteed senior secured notes due 2007 and $28 million of guaranteed senior secured notes due 2017.
               (Exhibit 10.52, 1992 NU Form 10-K, File No. 1-5324)

               10.32.1   Amendment to Note Agreement, dated September 26, 1997.
                         (Exhibit 10.31.1, 1997 NU Form 10-K, File No. 1-5324)

               10.32.2   Note Guaranty dated April 14, 1992, by Northeast
                         Utilities pursuant to Note Agreement dated April 14,
                         1992 between RRR and Note Purchasers, for the benefit of The Connecticut National Bank as Trustee, the
                         Purchasers and the owners of the notes.  (Exhibit
                         10.52.1, 1992 NU Form 10-K, File No. 1-5324)

                         10.32.2.1  Extension of Note Guaranty, dated
                                    September 26, 1997. (Exhibit 10.31.2.1,
                                    1997 NU Form 10-K, File No. 1-5324)

               10.32.3   Assignment of Leases, Rents and Profits, Security
                         Agreement and Negative Pledge, dated as of April 14,
                         1992 among RRR, NUSCO and The Connecticut National
                         Bank as Trustee, securing notes sold by RRR pursuant to April 14, 1992 Note Agreement. (Exhibit 10.52.2,
                         1997 NU Form 10-K, File No. 1-5324)

                         10.32.3.1  Modification of and Confirmation of
                                    Assignment of Leases, Rents and Profits,
                                    Security Agreement and Negative Pledge,
                                    dated as of September 26, 1997. (Exhibit
                                    10.31.3.1, 1997 NU Form 10-K, File No.
                                    1-5324)

               10.32.4 Purchase and Sale Agreement, dated July 28, 1997, by and between RRR and the Sellers and Purchasers named therein. (Exhibit 10.31.4, 1997 NU Form 10-K, File No.
                         1-5324)

               10.32.5 Purchase and Sale Agreement, dated September 26, 1997, by and between RRR and the Purchaser named therein.
                         (Exhibit 10.31.5, 1992 NU Form 10-K, File No. 1-5324)

        10.33  Master Trust Agreement dated as of September 2, 1986, between
               CL&P and WMECO and Colonial Bank as Trustee, with respect to reserve funds for Millstone 1 decommissioning costs. (Exhibit
               No. 10.32, 1996 NU Form 10-K, File No. 1-5324)

               10.33.1   Notice of Appointment of Mellon Bank, N.A. as
                         Successor Trustee, dated November 20, 1990, and
                         Acceptance of Appointment.  (Exhibit 10.41.1, 1992 NU
                         Form 10-K, File No. 1-5324)

        10.34  Master Trust Agreement dated as of September 2, 1986, between
               CL&P and WMECO and Colonial Bank as Trustee, with respect to reserve funds for Millstone 2 decommissioning costs. (Exhibit
               No. 10.33, 1996 NU Form 10-K, File No. 1-5324)

               10.34.1   Notice of Appointment of Mellon Bank, N.A. as
                         Successor Trustee, dated November 20, 1990, and
                         Acceptance of Appointment.  (Exhibit 10.42.1, 1992
                         NU Form 10-K, File No. 1-5324)

        10.35 Master Trust Agreement dated as of April 23, 1986, between CL&P and WMECO and Colonial Bank as Trustee, with respect to reserve funds for Millstone 3 decommissioning costs. (Exhibit No. 10.34,
               1996 NU Form 10-K, File No. 1-5324)

               10.35.1   Notice of Appointment of Mellon Bank, N.A. as
                         Successor Trustee, dated November 20, 1990, and
                         Acceptance of Appointment.  (Exhibit 10.43.1, 1992 NU
                         Form 10-K, File No. 1-5324)

        10.36  Rights Agreement dated as of February 23, 1999, between
               Northeast Utilities and Northeast Utilities Service Company, as
               Rights Agent (Exhibit 1 to NU's Registration Statement on
               Form 8-A, filed on 4/12/99, File No. 001-05324).

               10.36.1  Amendment to Rights Agreement (Exhibit 3 to NU's
                        Current Report on Form 8-K dated October 13, 1999,
                        File No. 1-5324).

         10.37 NU Executive Incentive Plan, effective as of January 1, 1991.
               (Exhibit 10.44, NU 1991 Form 10-K, File No. 1-5324)

               10.37.1   NU Incentive Plan, effective as of January 1, 1998.
                         (Exhibit 10.35.1, 1998 NU Form 10-K, File No. 1-5324)

                         10.37.1.1 Amendment to Exhibit 10.35.1, effective as of February 23, 1999. (Exhibit 10.35.1.1,
                                    1998 NU Form 10-K, File No. 1-5324)

        10.38 Supplemental Executive Retirement Plan for Officers of NU system companies, Amended and Restated effective as of January 1, 1992.
               (Exhibit 10.45.1, NU Form 10-Q for the Quarter Ended June 30,
               1992, File No. 1-5324)

               10.38.1   Amendment 1 to Exhibit 10.38, effective as of
                         August 1, 1993.  (Exhibit 10.35.1, 1993 NU Form 10-K,
                         File No. 1-5324)

               10.38.2   Amendment 2 to Exhibit 10.38, effective as of
                         January 1, 1994.  (Exhibit 10.35.2, 1993 NU Form 10-K,
                         File No. 1-5324)

               10.38.3   Amendment 3 to Exhibit 10.38, effective as of
                         January 1,  1996.  (Exhibit 10.36.3, 1995 NU Form
                         10-K, File No. 1-5324)

        10.39 Special Severance Program for Officers of NU system companies, as adopted on July 15, 1998. (Exhibit 10.37, 1998 NU Form 10-K,
               File No. 1-5324)

               10.39.1 Amendment to Exhibit 10.39, effective as of February 23, 1999. (Exhibit 10.37.1, 1998 NU Form
                         10-K, File No. 1-5324)

               10.39.2 Amendment to Exhibit 10.39, effective as of September 14, 1999. (Exhibit 10.3, 1999 NU Form 10-Q for the Quarter Ended September 30, 1999, File No.
                         1-5324)

        10.40 Loan Agreement dated as of December 2, 1991, by and between NU and Mellon Bank, N.A., as Trustee, with respect to NU's loan of $175 million to an ESOP Trust. (Exhibit 10.46, 1991 NU Form
               10-K, File No. 1-5324)

               10.40.1  First Amendment to Exhibit 10.40 dated February 7,
                        1992.  (Exhibit 10.36.1, 1993 NU Form 10-K, File No.
                        1-5324)

               10.40.2 Loan Agreement dated as of March 19, 1992, by and between NU and Mellon Bank, N.A., as Trustee, with respect to NU's loan of $75 million to the ESOP
                        Trust.  (Exhibit 10.49.1, 1992 NU Form 10-K,
                        File No. 1-5324)

               10.40.3  Second Amendment to Exhibit 10.40 dated April 9,
                        1992.  (Exhibit 10.36.3, 1993 NU Form 10-K, File
                        No. 1-5324)

        10.41  Employment Agreement with Michael G. Morris. (Exhibit 10.39,
               1997 NU Form 10-K, File No. 1-5324)

               10.41.1  Amendment to Exhibit 10.41, dated as of February 23,
                        1999. (Exhibit 10.39.1, 1998 NU Form 10-K, File No.
                        1-5324)

        10.42  Transition and Retirement Agreement with Bernard M. Fox.
               (Exhibit 10.39, 1996 NU Form 10-K, File No. 1-5324)

        10.43  Employment Agreement with Bruce M. Kenyon.  (Exhibit 10.40,
               1996 NU Form 10-K, File No. 1-5324)

               10.43.1   Amendment to Exhibit 10.43, dated as of January 13,
                         1998. (Exhibit 10.41.1, 1998 NU Form 10-K, File
                         No. 1-5324)

               10.43.2   Amendment to Exhibit 10.43, dated as of February 23,
                         1999. (Exhibit 10.41.2, 1998 NU Form 10-K, File
                         No. 1-5324)

               10.43.3   Amendment to Exhibit 10.43, dated as of May 14,
                         1999. (Exhibit 10.3, 1999 NU Form 10-Q for the Quarter
                         Ended June 30, 1999, File No. 1-5324)

        10.44  Employment Agreement with John H. Forsgren. (Exhibit 10.41, 1996
               NU Form 10-K, File No. 1-5324)

               10.44.1   Amendment to Exhibit 10.44, dated as of January 13,
                         1998. (Exhibit 10.42.1, 1998 NU Form 10-K, File
                         No. 1-5324)

               10.44.2   Amendment to Exhibit 10.44, dated as of February 23,
                         1999. (Exhibit 10.42.2, 1998 NU Form 10-K, File No.
                         1-5324)

               10.44.3   Amendment to Exhibit 10.44, dated as of May 10, 1999.
                         (Exhibit 10.1, 1999 NU Form 10-Q for the Quarter Ended
                         March 31, 1999, File No. 1-5324)

               10.44.4   Amendment to Exhibit 10.44, dated as of September 14,
                         1999. (Exhibit 10.4, 1999 NU Form 10-Q for the Quarter
                         Ended September 30, 1999, File No. 1-5324)

        10.45  Employment Agreement with Hugh C. MacKenzie.  (Exhibit 10.42,
               1996 NU Form 10-K, File No. 1-5324)

                10.45.1  Amendment to Exhibit 10.45, dated as of January 13,
                         1998. (Exhibit 10.43.1, 1998 NU Form 10-K, File
                         No. 1-5324)

                10.45.2  Amendment to Exhibit 10.45, dated as of February 23,
                         1999. (Exhibit 10.43.2, 1998 NU Form 10-K, File No.
                         1-5324)

        10.46  Employment Agreement with Cheryl W. Grise. (Exhibit 10.44, 1998
               NU Form 10-K, File No. 1-5324)

               10.46.1   Amendment to Exhibit 10.46, dated as of January 13,
                         1998. (Exhibit 10.44.1, 1998 NU Form 10-K, File
                         No. 1-5324)

               10.46.2   Amendment to Exhibit 10.46, dated as of February 23,
                         1999. (Exhibit 10.44.2, 1998 NU Form 10-K, File
                         No. 1-5324)

               10.46.3   Amendment to Exhibit 10.46, dated as of September 14,
                         1999. (Exhibit 10.5, 1999 NU Form 10-Q for the Quarter
                         Ended September 30, 1999, File No. 1-5324)

        10.47  Northeast Utilities Deferred Compensation Plan for Trustees,
               Amended and Restated December 13, 1994.  (Exhibit 10.39, 1995 NU
               Form 10-K, File No. 1-5324)

        10.48 Deferred Compensation Plan for Officers of Northeast Utilities system companies adopted September 23, 1986. (Exhibit 10.40,
               1995 NU Form 10-K, File No. 1-5324)

        10.49 Northeast Utilities Deferred Compensation Plan for Executives, adopted January 13, 1998. (Exhibit A.5, File No. 70-09185)

        10.50 Reciprocal Support Agreement Among NNECO, NAESCO, CYAPC, YAEC, and NUSCO dated January 1, 1996. (Exhibit 10.41, 1995 NU Form
               10-K, File No. 1-5324)

        10.51  Receivables Purchase and Sale Agreement (CL&P and CL&P
               Receivables Corporation), dated as of September 30, 1997.
               (Exhibit 10.49, 1997 NU Form 10-K, File No. 1-5324)

               10.51.1   Amendment to Exhibit 10.51 dated September 29, 1998.
                         (Exhibit 10.49.1, 1998 NU Form 10-K, File No. 1-5324)

               10.51.2   Purchase and Contribution Agreement (CL&P and CL&P
                         Receivables Corporation), dated as of September 30,
                         1997. (Exhibit 10.49.1, 1997 NU Form 10-K, File No.
                         1-5324)

        10.52  Receivables Purchase Agreement (WMECO and WMECO Receivables
               Corporation), dated as of May 22, 1997. (Exhibit 10.50, 1997 NU
               Form 10-K, File No. 1-5324)

               10.52.1   Purchase and Sale Agreement (WMECO and WMECO
                         Receivables Corporation), dated as of May 22, 1997.
                         (Exhibit 10.50.1, 1997 NU Form 10-K, File No. 1-5324)

        10.53  Master Lease Agreement between General Electric Capital
               Corporation and CL&P, dated as of June 21, 1996.  (Exhibit
               10.50, 1996 NU Form 10-K, File No. 1-5324)

               10.53.1 Amendment No. 1 to Master Lease Agreement, dated as of August 29, 1997. (Exhibit 10.51.1, 1997 NU Form
                         10-K, File No. 1-5324)

        10.54 NU Guaranty, dated as of November 30, 1998, made by NU, in favor of the Participating Banks, the Issuing Banks and the Administrative Agent, all named in a $50,000,000 Letter of Credit and Reimbursement Agreement, dated as of November 30,
               1998, among Select Energy, Inc., the Participating Banks, the Administrative Agent, the Issuing Bank and Documentation
               Agent, and the Syndication Agent named therein. (Exhibit B.1
               (Execution Copy), File No. 70-9343)

               10.54.1   Amendment No. 1 dated as of November 30, 1998 to
                         Exhibit 10.52. (Exhibit B.1 (Execution Copy), File
                         No. 70-9343)

       *10.55  Confirmation Agreement between Credit Suisse First Boston and
               NU, dated as of November 3, 1999.

       *10.56  Confirmation Agreement between Bank One and NU, dated as of
               December 9, 1999.

   13 Annual Report to Security Holders (Each of the Annual Reports is filed only with the Form 10-K of that respective registrant.)

    *   13.1   Portions of the Annual Report to Shareholders of NU
               (pages 21-55) that have been incorporated by reference into this Form 10-K.

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
