Form 10-Q
period 2000-03-31
NORTHEAST UTILITIES SYSTEM; CONNECTICUT LIGHT & POWER CO; WESTERN MASSACHUSETTS ELECTRIC CO; PUBLIC SERVICE CO OF NEW HAMPSHIRE; NORTH ATLANTIC ENERGY CORP /NH
filed 2000-05-12
CIK 72741, 23426, 106170, 315256, 880416

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ________ to ________

Commission         Registrant; State of Incorporation;        I.R.S. Employer
File Number        Address; and Telephone Number             Identification No.
-----------        ----------------------------------        ------------------

1-5324       NORTHEAST UTILITIES                                 04-2147929
             (a Massachusetts voluntary association)
             174 Brush Hill Avenue
             West Springfield, Massachusetts 01090-2010
             Telephone:  (413) 785-5871

0-11419      THE CONNECTICUT LIGHT AND POWER COMPANY             06-0303850
             (a Connecticut corporation)
             107 Selden Street
             Berlin, Connecticut 06037-1616
             Telephone:  (860) 665-5000

1-6392       PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE             02-0181050
             (a New Hampshire corporation)
             1000 Elm Street
             Manchester, New Hampshire 03105-0330
             Telephone:  (603) 669-4000

0-7624       WESTERN MASSACHUSETTS ELECTRIC COMPANY              04-1961130
             (a Massachusetts corporation)
             174 Brush Hill Avenue
             West Springfield, Massachusetts 01090-2010
             Telephone:  (413) 785-5871

33-43508     NORTH ATLANTIC ENERGY CORPORATION                   06-1339460
             (a New Hampshire corporation)
             1000 Elm Street
             Manchester, New Hampshire 03105-0330
             Telephone:  (603) 669-4000

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                             Yes  X             No ___

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

Company - Class of Stock                       Outstanding at April 30, 2000
------------------------                       -----------------------------
Northeast Utilities
Common shares, $5.00 par value                 148,535,649 shares

The Connecticut Light and Power Company
Common stock, $10.00 par value                 7,584,884 shares

Public Service Company of New Hampshire
Common stock, $1.00 par value                  1,000 shares

Western Massachusetts Electric Company
Common stock, $25.00 par value                 590,093 shares

North Atlantic Energy Corporation
Common stock, $1.00 par value                  1,000 share




                               GLOSSARY OF TERMS


The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report:

COMPANIES

CL&P.............................  The Connecticut Light and Power Company
Con Edison.......................  Consolidated Edison, Inc.
CYAPC............................  Connecticut Yankee Atomic Power Company
HEC..............................  HEC Inc.
HWP..............................  Holyoke Water Power Company
Mode 1...........................  Mode 1 Communications, Inc.
NAEC.............................  North Atlantic Energy Corporation
NGC..............................  Northeast Generation Company
NNECO............................  Northeast Nuclear Energy Company
NU...............................  Northeast Utilities
NU system........................  The Northeast Utilities system companies, including NU and its wholly owned operating
                                   subsidiaries: CL&P, PSNH, WMECO, NAEC, and
                                   Yankee
NUSCO............................  Northeast Utilities Service Company
PSNH.............................  Public Service Company of New Hampshire
Select Energy....................  Select Energy, Inc.
WMECO............................  Western Massachusetts Electric Company
Yankee...........................  Yankee Energy System, Inc.
Yankee Gas.......................  Yankee Gas Services Company
YESCO............................  Yankee Energy Services Company

GENERATING UNITS

Millstone 1......................  Millstone Unit No. 1, a 660 MW nuclear unit completed in 1970
Millstone 2......................  Millstone Unit No. 2, an 870 MW nuclear electric generating unit completed in 1975
Millstone 3......................  Millstone Unit No. 3, a 1,154 MW nuclear electric generating unit completed in 1986
Seabrook.........................  Seabrook Unit No. 1, a 1,148 MW nuclear electric generating unit completed in 1986;
                                   Seabrook went into service in 1990.

REGULATORS

DEP..............................  Department of Environmental Protection
DPUC.............................  Connecticut Department of Public Utility
                                   Control
DTE..............................  Massachusetts Department of
                                   Telecommunications and Energy
FERC.............................  Federal Energy Regulatory Commission
NHPUC............................  New Hampshire Public Utilities Commission
SEC..............................  Securities and Exchange Commission

OTHER

EPS..............................  Earnings per share
Moody's..........................  Moody's Investors Service
MW...............................  Megawatt
NU 1999 Form 10-K................  The NU system combined 1999 Form 10-K as filed with the SEC.
O&M..............................  Operation and maintenance
Settlement Agreement.............  "Agreement to Settle PSNH Restructuring"
SFAS.............................  Statement of Financial Accounting Standards



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


                                      TABLE OF CONTENTS


                                                                         Page
                                                                         ----

Part I.   Financial Information

   Item 1.   Financial Statements (Unaudited)

             and

   Item 2.   Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations

        For the following companies:

        Northeast Utilities and Subsidiaries

             Consolidated Balance Sheets -
             March 31, 2000 and December 31, 1999...................        2

             Consolidated Statements of Income -
             Three Months Ended March 31, 2000 and 1999.............        4

             Consolidated Statements of Cash Flows -
             Three Months Ended March 31, 2000 and 1999.............        5

             Management's Discussion and Analysis of
             Financial Condition and Results of Operations..........        6

             Report of Independent Public Accountants...............       16

        The Connecticut Light and Power Company and Subsidiaries

             Consolidated Balance Sheets -
             March 31, 2000 and December 31, 1999...................       18

             Consolidated Statements of Income -
             Three Months Ended March 31, 2000 and 1999.............       20

             Consolidated Statements of Cash Flows -
             Three Months Ended March 31, 2000 and 1999.............       21

             Management's Discussion and Analysis of
             Financial Condition and Results of Operations..........       22


        Public Service Company of New Hampshire

             Balance Sheets -
             March 31, 2000 and December 31, 1999...................       26

             Statements of Income -
             Three Months Ended March 31, 2000 and 1999.............       28

             Statements of Cash Flows -
             Three Months Ended March 31, 2000 and 1999.............       29

             Management's Discussion and Analysis of
             Financial Condition and Results of Operations..........       30

        Western Massachusetts Electric Company and Subsidiary

             Consolidated Balance Sheets -
             March 31, 2000 and December 31, 1999...................       34

             Consolidated Statements of Income -
             Three Months Ended March 31, 2000 and 1999.............       36

             Consolidated Statements of Cash Flows -
             Three Months Ended March 31, 2000 and 1999.............       37

             Management's Discussion and Analysis of
             Financial Condition and Results of Operations..........       38

        North Atlantic Energy Corporation

             Balance Sheets -
             March 31, 2000 and December 31, 1999...................       42

             Statements of Income -
             Three Months Ended March 31, 2000 and 1999.............       44

             Statements of Cash Flows -
             Three Months Ended March 31, 2000 and 1999.............       45

             Management's Discussion and Analysis of
             Financial Condition and Results of Operations..........       46

        Notes to Financial Statements (unaudited - all companies)...       48


Part II.  Other Information

          Item 1.  Legal Proceedings................................       58

          Item 6.  Exhibits and Reports on Form 8-K.................       59

Signatures..........................................................       61




                      NORTHEAST UTILITIES AND SUBSIDIARIES



NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
                                                             March 31,
                                                                2000        December 31,
                                                            (Unaudited)         1999
                                                           -------------   -------------
                                                               (Thousands of Dollars)
ASSETS
------

Utility Plant, at cost:
  Electric................................................ $  9,237,679    $  9,185,272
  Gas and other...........................................      826,495         226,002
                                                           -------------   -------------
                                                             10,064,174       9,411,274
     Less: Accumulated provision for depreciation.........    6,373,365       6,088,310
                                                           -------------   -------------
                                                              3,690,809       3,322,964
  Unamortized PSNH acquisition costs......................      317,332         324,437
  Construction work in progress...........................      179,516         177,504
  Nuclear fuel, net.......................................      113,378         122,529
                                                           -------------   -------------
     Total net utility plant..............................    4,301,035       3,947,434
                                                           -------------   -------------
Other Property and Investments:
  Nuclear decommissioning trusts, at market...............      717,246         711,910
  Investments in regional nuclear generating
   companies, at equity...................................       82,456          81,503
  Other, at cost..........................................      108,753          94,768
                                                           -------------   -------------
                                                                908,455         888,181
                                                           -------------   -------------
Current Assets:
  Cash and cash equivalents...............................      369,738         255,154
  Investments in securitizable assets.....................       80,742         107,620
  Receivables, net........................................      448,356         310,190
  Unbilled revenues.......................................       88,918          75,728
  Fuel, materials and supplies, at average cost...........      174,442         172,973
  Recoverable energy costs, net - current portion.........       85,052          73,721
  Prepayments and other...................................      130,591          75,894
                                                           -------------   -------------
                                                              1,377,839       1,071,280
                                                           -------------   -------------
Deferred Charges:
  Regulatory assets:
    Recoverable nuclear costs.............................    2,165,777       2,210,767
    Income taxes, net.....................................      626,973         636,563
    Deferred costs - nuclear plants.......................       91,572         111,588
    Unrecovered contractual obligations...................      341,988         349,189
    Recoverable energy costs, net.........................      201,246         228,166
    Other.................................................      169,272         106,166
  Unamortized debt expense................................       43,839          39,192
  Goodwill and other purchased intangible assets..........      345,372          23,542
  Other ..................................................      167,640          75,984
                                                           ------------    ------------
                                                              4,153,679       3,781,157
                                                           ------------    ------------

Total Assets.............................................. $ 10,741,008    $  9,688,052
                                                           ============    ============

The accompanying notes are an integral part of these financial statements.



NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
                                                             March 31,
                                                                2000        December 31,
                                                            (Unaudited)         1999
                                                           -------------   -------------
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common shareholders' equity:
    Common shares, $5 par value - authorized
     225,000,000 shares; 148,546,234 shares issued and
     143,150,550 shares outstanding in 2000 and
     137,393,829 shares issued and 131,870,284 shares
     outstanding in 1999.................................. $    742,731    $    686,969
    Capital surplus, paid in..............................    1,102,278         940,726
    Deferred contribution plan - employee stock
      ownership plan......................................     (124,626)       (127,725)
    Retained earnings.....................................      642,092         581,817
    Accumulated other comprehensive income................        1,524           1,524
                                                           -------------   -------------
           Total common shareholders' equity..............    2,363,999       2,083,311
  Preferred stock not subject to mandatory redemption.....      136,200         136,200
  Preferred stock subject to mandatory redemption.........      119,789         121,289
  Long-term debt..........................................    2,443,989       2,372,341
                                                           -------------   -------------
           Total capitalization...........................    5,063,977       4,713,141
                                                           -------------   -------------
Minority Interest in Consolidated Subsidiary..............      100,000         100,000
                                                           -------------   -------------
Obligations Under Capital Leases..........................       53,126          62,824
                                                           -------------   -------------
Current Liabilities:
  Notes payable to banks..................................      984,000         278,000
  Long-term debt and preferred stock - current portion....      346,123         503,315
  Obligations under capital leases - current portion......      115,285         118,469
  Accounts payable........................................      437,492         347,321
  Accrued taxes...........................................      130,252         158,684
  Accrued interest........................................       56,088          37,904
  Other...................................................      127,338         126,768
                                                           -------------    ------------
                                                              2,196,578       1,570,461
                                                           -------------    ------------

Deferred Credits and Other Long-term Liabilities:
  Accumulated deferred income taxes.......................    1,721,263       1,688,114
  Accumulated deferred investment tax credits.............      144,882         140,407
  Decommissioning obligation - Millstone 1................      686,609         702,351
  Deferred contractual obligations........................      341,983         358,387
  Other...................................................      432,590         352,367
                                                           -------------    ------------
                                                              3,327,327       3,241,626
                                                           -------------    ------------

Commitments and Contingencies (Note 2)

Total Capitalization and Liabilities...................... $ 10,741,008    $  9,688,052
                                                           =============   =============

The accompanying notes are an integral part of these financial statements.



NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                            Three Months Ended
                                                                 March 31,
                                                       ----------------------------
                                                            2000           1999
                                                       -------------  -------------
                                                          (Thousands of Dollars,
                                                         except share information)

Operating Revenues.................................... $  1,382,321   $  1,043,407
                                                       -------------  -------------
Operating Expenses:
  Operation -
     Fuel, purchased and net interchange power........      768,372        433,313
     Other............................................      204,881        183,377
  Maintenance.........................................       50,768         97,151
  Depreciation........................................       60,392         84,348
  Amortization of regulatory assets, net..............       41,712         62,526
  Federal and state income taxes......................       62,425         22,440
  Taxes other than income taxes.......................       58,362         70,614
                                                       -------------  -------------
        Total operating expenses......................    1,246,912        953,769
                                                       -------------  -------------
Operating Income......................................      135,409         89,638
                                                       -------------  -------------

Other Income/(Loss):
  Equity in earnings of regional nuclear generating
     and transmission companies.......................        1,826          1,493
  Other, net..........................................        2,847         (1,743)
  Minority interest in loss of subsidiary.............       (2,325)        (2,325)
  Income taxes........................................        7,836          6,394
                                                       -------------  -------------
        Other income, net.............................       10,184          3,819
                                                       -------------  -------------
        Income before interest charges................      145,593         93,457
                                                       -------------  -------------

Interest Charges:
  Interest on long-term debt..........................       55,884         67,459
  Other interest......................................       11,680          4,053
  Deferred interest - nuclear plants..................       (1,316)        (2,440)
                                                       -------------  -------------
        Interest charges, net.........................       66,248         69,072
                                                       -------------  -------------

        Income after interest charges.................       79,345         24,385

Preferred Dividends of Subsidiaries...................        4,758          5,941
                                                       -------------  -------------
Net Income............................................ $     74,587   $     18,444
                                                       =============  =============

Earnings Per Common Share - Basic and Diluted......... $       0.55   $       0.14
                                                       =============  =============

Common Shares Outstanding (average)...................  135,668,372    131,110,491
                                                       =============  =============

The accompanying notes are an integral part of these financial statements.


NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                Three Months Ended
                                                                     March 31,
                                                             -----------------------
                                                                 2000        1999
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  Income after interest charges............................. $   79,345  $   24,385
  Adjustments to reconcile to net cash
   provided by operating activities:
    Depreciation............................................     60,392      84,348
    Deferred income taxes and investment tax credits, net...    (10,395)    (17,522)
    Amortization of regulatory assets, net..................     41,712      62,526
    Amortization of recoverable energy costs................     15,476      38,702
    Net other (uses)/sources of cash                            (32,883)     45,984
  Changes in working capital:
    Receivables and unbilled revenues, net..................    (48,189)      5,732
    Fuel, materials and supplies............................      1,719       2,923
    Accounts payable........................................     69,657     (19,312)
    Accrued taxes...........................................    (51,943)     31,379
    Investments in securitizable assets.....................     26,878      54,101
    Other working capital (excludes cash)...................    (37,663)    (11,012)
                                                             ----------- -----------
Net cash provided by operating activities...................    114,106     302,234
                                                             ----------- -----------
Investing Activities:
  Investment in plant:
    Electric, gas and other utility plant...................    (62,910)    (51,447)
    Nuclear fuel............................................     (5,145)    (34,942)
                                                             ----------- -----------
  Net cash flows used for investments in plant..............    (68,055)    (86,389)
  Investments in nuclear decommissioning trusts.............    (16,169)    (17,855)
  Other investment activities, net..........................    (16,827)       (883)
  Payment for purchase of Yankee, net of cash acquired......   (260,347)          -
                                                             ----------- -----------
Net cash flows used in investing activities.................   (361,398)   (105,127)
                                                             ----------- -----------
Financing Activities:
  Issuance of common shares.................................        124       1,341
  Issuance of long-term debt................................     26,477         200
  Net increase in short-term debt...........................    636,000     195,000
  Reacquisitions and retirements of long-term debt..........   (280,155)   (186,700)
  Reacquisitions and retirements of preferred stock.........     (1,500)     (1,500)
  Cash dividends on preferred stock.........................     (4,758)     (5,941)
  Cash dividends on common shares...........................    (14,312)          -
                                                             ----------- -----------
Net cash flows provided by financing activities.............    361,876       2,400
                                                             ----------- -----------
Net increase in cash and cash equivalents for the period....    114,584     199,507
Cash and cash equivalents - beginning of period.............    255,154     136,155
                                                             ----------- -----------
Cash and cash equivalents - end of period................... $  369,738  $  335,662
                                                             =========== ===========

Supplemental schedule of noncash investing and financing activities:

NU acquired all of the common stock of Yankee on March 1, 2000, for $712,484. In conjunction with the acquisition, common stock was issued and debt was assumed as follows:


Fair value of assets acquired                                $  712,484
Cash paid                                                      (261,370)
NU common stock issued                                         (217,114)
                                                             -----------
Debt assumed                                                 $  234,000
                                                             ===========

The accompanying notes are an integral part of these financial statements.



                      NORTHEAST UTILITIES AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


This discussion should be read in conjunction with the consolidated financial statements and footnotes in this Form 10-Q, the 1999 Form 10-K and current reports on Form 8-K dated February 29, 2000, March 1, 2000, March 14, 2000, and March 29, 2000.

FINANCIAL CONDITION

Overview

The financial improvement that continued throughout 1999 continued through the three months ended March 31, 2000. Northeast Utilities' (NU) results benefited from strong operating performance at the Millstone 2 and 3 and Seabrook nuclear units, retail sales growth and continued control over operation and maintenance (O&M) expenses. The financial improvement allowed NU to continue its 10 cent per share quarterly dividend in the first quarter of 2000.

NU earned $74.6 million, or $0.55 per share, for the three months ended
March 31, 2000, compared with $18.4 million, or $0.14 per share, for the three months ended March 31, 1999. These results also reflect $1.8 million of earnings from Yankee Energy System, Inc. (Yankee). The impact of Yankee's earnings combined with the issuance of approximately 11.1 million NU common shares to former Yankee shareholders had an immaterial impact on NU's earnings per share for the three months ended March 31, 2000.

For the three months ended March 31, 2000, NU's revenues totaled $1.38 billion, up 32 percent from revenues of $1.04 billion for the three months ended
March 31, 1999. The unregulated energy subsidiaries', which include Select Energy, Inc. (Select Energy), Northeast Generation Company (NGC), Northeast Generation Services Company, Holyoke Water Power Company (HWP), and HEC Inc.
(HEC), revenues totaled $437.3 million for the three months ended March 31, 2000, compared with $101.6 million for the three months ended March 31, 1999. The growth was primarily due to the increased revenues of NU's unregulated energy subsidiaries and higher retail sales from NU's regulated subsidiaries. Revenues from NU's regulated subsidiaries also benefited from a 3.2 percent increase in retail sales volumes for the three months ended March 31, 2000, compared with the three months ended March 31, 1999, despite mild winter weather. However, as an offset to the growth in revenues, The Connecticut Light and Power Company's (CL&P) retail rates were reduced in January 2000 by an additional 5 percent.

Aside from increased revenues, the primary reason for better operating results for the three months ended March 31, 2000, was the continuing strong operating performance of Millstone 2 and 3. In addition, nonfuel O&M expenses were reduced to $256 million for the three months ended March 31, 2000, compared with $281 million for the three months ended March 31, 1999.

The unregulated energy subsidiaries' earned $3.7 million for the three months ended March 31, 2000, compared with a net loss of $4.7 million for the three months ended March 31, 1999. In July 1999, NGC was announced as one of the winning bidders of certain CL&P and Western Massachusetts Electric Company (WMECO) hydroelectric generation assets. Management expected this transaction to close by January 1, 2000. The transaction actually closed on March 14, 2000. Had the transaction closed prior to January 1, 2000, management estimated the unregulated energy subsidiaries' earnings for the three months ended March 31, 2000, would have increased approximately $6 million. As a result of the delayed closing, CL&P and WMECO recognized the earnings associated with the generation assets transferred.

NU's ability to continue improving its financial performance will depend largely on continued regulated sales growth, the successful control of O&M expenses, the continued strong operating performance of the nuclear units, and the growth and profitability of the unregulated energy businesses. However, management expects NU's earnings in the second quarter of 2000 to be significantly lower than first quarter earnings primarily due to the seasonality of NU's sales, including those of the Yankee Gas Services Company (Yankee Gas), and the scheduled 45-day refueling outage at Millstone 2.
NU also hopes to complete in 2000 the majority of restructuring work remaining, primarily the implementation of the "Agreement to Settle PSNH Restructuring" (Settlement Agreement) in New Hampshire, the issuance of rate reduction bonds (securitization) to lower the revenue requirements related to stranded costs at CL&P, Public Service Company of New Hampshire (PSNH) and WMECO, and the auction of NU's ownership interests in the Millstone units. Additionally, NU plans to complete its proposed merger with Consolidated Edison, Inc. (Con Edison) in 2000.

Mergers

Con Edison: NU and Con Edison filed with various state and federal regulatory bodies in January 2000 to secure approval of the merger. The Maine Public Utilities Commission and the Vermont Public Service Board granted approval of the merger between NU and Con Edison on March 17, 2000, and March 30, 2000, respectively. On April 14, 2000, NU's and Con Edison's shareholders approved the proposed merger of the two companies.

The merger is subject to the approval of other regulatory agencies. NU expects that, following the receipt of all required regulatory approvals, the merger will be completed in 2000. For further information regarding the Con Edison merger, see Note 9, "Merger Agreement with Con Edison," to the consolidated financial statements.

Yankee: The Yankee merger received Securities and Exchange Commission approval in January 2000. The merger closed on March 1, 2000. For further information regarding the Yankee merger, see Note 8, "Merger with Yankee," to the consolidated financial statements.

Liquidity

Net cash flows provided by operations were $114.1 million for the three months ended March 31, 2000, compared with $302.2 million for the three months ended March 31, 1999. Strong sales growth and continued control of O&M expenses resulted in increased income after interest charges of $79.3 million for the three months ended March 31, 2000, compared with $24.4 million for the three months ended March 31, 1999. The increase in operating cash flows resulting from the increase in income after interest charges is offset by changes in working capital, primarily increases in receivables and unbilled revenues and accrued taxes.

Including construction expenditures, investments in nuclear decommissioning trusts and the payment for the purchase of Yankee, net cash flows used in investing activities were $361.4 million for the three months ended March 31, 2000, compared with $105.1 million for the three months ended March 31, 1999.

In March 2000, CL&P and WMECO closed on the transfer of 1,289 megawatts (MW) of hydroelectric generation assets in Connecticut and Massachusetts to NGC in exchange for $865.5 million. To finance the transfer, on March 9, 2000, NGC entered into a new short-term credit agreement with a total commitment amount of $865.5 million, collateralized by the generation assets transferred. Under this credit agreement, $435.5 million of the commitment matured on March 14, 2000, and was repaid. The remaining $430 million under the credit agreement, unless extended, has a maturity date of December 29, 2000, and was outstanding at March 31, 2000. For further information regarding the NGC short-term credit agreement, see Note 7, "Short-Term Debt," to the consolidated financial statements.

CL&P and WMECO used a portion of the proceeds from the transfer to retire $273.2 million of first mortgage bonds in March 2000.

The net cash flows provided by financing activities were $361.9 million for the three months ended March 31, 2000, compared with $2.4 million for the three months ended March 31, 1999. These net cash flows included a net increase in short-term debt of $636 million for the three months ended March 31, 2000, compared with $195 million for the three months ended March 31, 1999. In addition, net cash flows included $281.7 million paid for the three months ended March 31, 2000, to retire long-term debt and preferred stock, compared with $188.2 million for the three months ended March 31, 1999. Cash dividends on common shares paid for the three months ended March 31, 2000, were $14.3 million, compared with no cash dividends for the three months ended March 31, 1999. Payments made for preferred stock dividends were $4.8 million and $5.9 million for the three months ended March 31, 2000, and 1999, respectively.

During April 2000, Moody's Investors Service (Moody's) upgraded the debt ratings of NU, PSNH and North Atlantic Energy Corporation (NAEC). All NU system securities are under review for possible upgrades, or on "credit watch" with positive implications by Standard & Poor's, Moody's and Fitch IBCA. The rating agency upgrades will reduce the NU system's borrowing costs by approximately $2.4 million on an annual basis.

Separately, to finance the cash portion of the Yankee merger, on March 1, 2000, NU entered into a new term loan agreement for $266 million. Unless extended, the new term loan agreement will expire on February 28, 2001. At March 31, 2000, there was $263 million in borrowings under this facility. For further information regarding the Yankee term loan agreement see Note 8, "Merger with Yankee," to the consolidated financial statements.

On April 12, 2000, the NU Board of Trustees approved the payment of a 10 cent per share dividend, payable on June 30, 2000, to shareholders of record as of June 1, 2000.

CL&P also has arranged financing through the sale of its accounts receivable. CL&P can finance up to $200 million through this facility. As of March 31, 2000, CL&P had $170 million outstanding under this facility.

During 2000, the NU system companies hope to receive regulatory approval to begin the process of securitizing in excess of $2 billion of approved stranded costs. Securitization involves issuing rate reduction bonds with interest rates lower than NU's weighted average cost of capital. Proceeds from securitization will be used to significantly reduce the capitalization of NU's regulated subsidiaries and buyout or buydown certain purchased-power contracts with a number of nonutility generators.

Restructuring

Connecticut: In May 2000, CL&P intends to file its securitization plan with the Connecticut Department of Public Utility Control (DPUC). The securitization plan requires DPUC approval prior to implementation. For information regarding commitments and contingencies related to Connecticut restructuring matters, see Note 2A, "Commitments and Contingencies - Restructuring - Connecticut," to the consolidated financial statements.

New Hampshire: In August 1999, NU, PSNH and the state of New Hampshire signed the Settlement Agreement which will resolve a number of pending regulatory and court proceedings related to PSNH. On April 19, 2000, the New Hampshire Public Utilities Commission (NHPUC) issued an order relating to the proposed Settlement Agreement. On May 1, 2000, PSNH submitted its response to the order with the NHPUC, contemporaneous with a motion for rehearing on the NHPUC directive requiring PSNH to immediately reduce stranded costs with certain regulatory obligations. On May 3, 2000, the NHPUC granted PSNH's motion for rehearing. A hearing date of May 17, 2000, has been scheduled. For further information regarding commitments and contingencies related to New Hampshire restructuring matters, see Note 2A, "Commitments and Contingencies - Restructuring - New Hampshire," to the consolidated financial statements.

Massachusetts: On March 31, 2000, WMECO submitted a transition charge reconciliation filing to the Massachusetts Department of Telecommunications and Energy (DTE). This filing covered the 22-month period beginning March 1, 1998, through December 31, 1999, and reconciled actual transition costs for the period with actual transition charge revenues. The reconciliation filing shows that WMECO underrecovered its transition costs by $15 million for the period, including carrying costs. Approval of the filing by the DTE remains outstanding.

On April 18, 2000, WMECO filed its $261 million securitization plan with the DTE. The securitization plan requires DTE approval prior to implementation.

For further information regarding commitments and contingencies related to Massachusetts restructuring matters, see Note 2A, "Commitments and Contingencies - Restructuring - Massachusetts," to the consolidated financial statements.

Unregulated Energy Services

For the three months ended March 31, 2000, the unregulated energy subsidiaries earned $3.7 million on revenues of $437.3 million, compared with a net loss of $4.7 million on revenues of $101.6 million for the three months ended March 31, 1999. Beginning in January 2000, Select Energy's contract with NGC, to purchase 1,289 MW of capacity and energy significantly reduced the load-following risk and allowed Select Energy to better manage its portfolio profitability. On January 1, 2000, Select Energy began serving one-half of CL&P's standard offer requirement for a 4-year period. Select Energy's obligation to service this load requirement, which was approximately 700 MW during the first quarter, will increase to approximately 2,000 MW in July
2000, when 100 percent of CL&P's customers will be able to choose their electric supplier. Select Energy also extended its contract with a Massachusetts utility to provide in excess of 3,000 MW of their standard offer requirement. The contract is in effect from January through June 2000. In addition, beginning in January 2000, Select Energy assumed responsibility for serving 30 market-based wholesale contracts, totaling approximately 500 MW, throughout New England with electric energy supply that was previously provided by CL&P and WMECO.

Select Energy is managing the service of this standard offer load through various means including their contracts with NGC and HWP, their contracts with other unaffiliated generating facilities and their purchase of 850 MW of the output from the Millstone and Seabrook nuclear units. There is a certain amount of risk inherent in the energy business. Select Energy manages some of this risk by off-loading a portion of their obligation to service the standard offer loads and also by purchasing insurance for the output from the Millstone nuclear entitlements. Select Energy purchased insurance for January and February 2000 and plans to purchase insurance for the output for June, July and August 2000 to mitigate the unit outage risk associated with these entitlements.

In addition to its licenses in Delaware, New Jersey, Maine, Pennsylvania,
New York, Massachusetts, Rhode Island, and New Hampshire, on April 19, 2000, Select Energy received a final decision from the DPUC authorizing the company to supply retail electricity in Connecticut's newly competitive electric market. Select Energy became Connecticut's first approved competitive electricity supplier in December 1999 when it received a 6-month provisional license from the DPUC. Since that time, Select Energy has provided the DPUC with additional information as required to make the provisional license final.

Nuclear Generation

Millstone Nuclear Units: CL&P and WMECO have joint ownership interests of 81 percent and 19 percent, respectively, in Millstone 1 and 2. CL&P, WMECO and PSNH have joint ownership interests of 52.93 percent, 12.24 percent and
2.85 percent, respectively, totaling 68.02 percent in Millstone 3. Northeast Nuclear Energy Company, a wholly owned subsidiary of NU, acts as agent for certain NU system companies and other New England utilities in operating the Millstone units.

Millstone 2 and 3 achieved capacity factors of 78 percent and 100 percent through March 31, 2000, respectively. Millstone 2 was taken out of service on April 21, 2000, for a 45-day scheduled refueling and maintenance outage. Millstone 3 has been on-line for 307 consecutive days as of April 30, 2000. Nonfuel O&M expenses totaled $256 million and $281 million for the three months ended March 31, 2000 and 1999, respectively. If the units operate as expected, the revenues that result from the sale of the entitlements are expected to recover CL&P's and WMECO's share of the nuclear operating costs including a return of and on the remaining nuclear plant balances. As generation has been deregulated for CL&P and WMECO, recovery of these costs is contingent on the plants operating.

On April 19, 2000, the DPUC approved CL&P's divestiture plan for the Millstone units. In its decision, the DPUC called for a process that would allow bidders to choose whether to bid on one or more of the plants or the entire facility as a whole and called for protection for current employees. Under the current proposed divestiture timeline, the selection of a bidder(s) is expected in the summer of 2000. Subsequent to the due diligence process, a public announcement of the new owner(s) should occur in the fall of 2000. Then, pending state and federal regulatory approvals, the closing is anticipated to be completed by the spring of 2001.

Seabrook:  CL&P and NAEC have joint ownership interests of 4.06 percent and
35.98 percent, respectively, in Seabrook. Seabrook achieved a capacity factor of 96 percent through March 31, 2000. The next scheduled refueling and maintenance outage is scheduled for October 2000.

CL&P anticipates auctioning its ownership interest in Seabrook, with the ownership interest of its affiliate NAEC, after implementation of the Settlement Agreement. The Settlement Agreement with the state of New Hampshire requires divestiture prior to December 31, 2003.

Yankee Nuclear Companies: On April 7, 2000, the Connecticut Yankee Atomic Power Company (CYAPC) filed a settlement agreement with the Federal Energy Regulatory Commission (FERC). Parties to this settlement include the DPUC and the Office of Consumer Counsel. If accepted by the FERC, this settlement agreement will resolve issues that have been pending for three years and reduce the collections needed to fund the decommissioning of CYAPC's nuclear unit.

Market Risk and Risk Management Instruments

Interest Rate Risk Management Instruments: Several NU subsidiaries hold long-term debt exposing the NU system to interest rate risk. The NU system uses swaps and collars to reduce this interest rate risk by essentially creating offsetting market exposures. In order to hedge some of this risk, interest rate risk management instruments have been entered into on NAEC's $200 million variable-rate note and on Yankee's $49 million fixed-rate bonds. Based on the derivative instruments which are currently being utilized by the NU system companies to hedge some of their interest rate risks, there will not be a material impact on earnings upon adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." For further information regarding interest rate risk management instruments, see Note 3, "Interest Rate and Gas Supply Risk Management Instruments," to the consolidated financial statements.

Gas Supply Risk Management Instruments: Yankee Gas has a gas service agreement with certain customers to supply gas at fixed prices for a 10-year term extending though 2005. Yankee Gas has hedged its gas price risk under this agreement through a commodity swap agreement. Under this commodity swap agreement, the purchase price of a specified quantity of gas is effectively fixed over the term of the gas service agreement, which extends though 2005. Based on the derivative instruments which are currently being utilized to hedge some gas supply risks, there may be an impact on earnings upon adoption of SFAS No. 133 which management has not estimated at this time. For further information regarding gas supply risk management instruments, see Note 3, "Interest Rate and Gas Supply Risk Management Instruments," to the consolidated financial statements.

Unregulated Energy Services Market Risk: NU's unregulated companies, as major providers of electricity and natural gas, have certain market risks inherent in their business activities. Market risk represents the risk of loss that may impact the companies' financial position, results of operations or cash flows due to adverse changes in commodity market prices. Through March 31, 2000, the unregulated companies increased their volume of electricity and gas marketing activities, increasing their risks. The servicing of CL&P's standard offer load is a significant risk for Select Energy, as this contract is for a 4-year period at a fixed price. This risk is somewhat mitigated by Select Energy entering into purchase contracts with other energy providers to supply a portion of the standard offer requirement. If Select Energy is unable to source this load requirement at prices below the standard offer contract price as a result of energy price increases, Select Energy's earnings would be impacted by these market fluctuations. Policies and procedures have been established to manage these exposures including the use of risk management instruments.

Other Matters

Environmental Matters: NU is subject to environmental laws and regulations structured to mitigate or remove the effect of past operations and to improve or maintain the quality of the environment. In conjunction with the Yankee merger, NU assumed $35 million in additional environmental remediation reserves as of March 1, 2000. For further information regarding the Yankee merger, see
Note 8, "Merger with Yankee," to the consolidated financial statements.

Other Commitments and Contingencies: NU is subject to other commitments and contingencies primarily relating to the nuclear auction, long-term contractual arrangements and nuclear litigation. For further information regarding these other commitments and contingencies, see Note 2, "Commitments and Contingencies," to the consolidated financial statements.

Forward Looking Statements: This discussion and analysis includes forward looking statements, which are statements of future expectations and not facts. Words such as estimates, expects, anticipates, intends, plans, and similar expressions identify forward looking statements. Actual results or outcomes could differ materially as a result of further actions by state and federal regulatory bodies, competition and industry restructuring, changes in economic conditions, changes in historical weather patterns, changes in laws, developments in legal or public policy doctrines, technological developments, and other presently unknown or unforeseen factors.

RESULTS OF OPERATIONS

The components of significant income statement variances for the first quarter of 2000 are provided in the table below.

                                               Income Statement Variances
                                                  (Millions of Dollars)

                                                 2000 over/(under) 1999
                                                 ----------------------
                                                  Amount        Percent
                                                  ------        -------

Operating Revenues                                 $339            32%

Fuel, purchased and net interchange power           335            77
Other operation                                      22            12
Maintenance                                         (46)          (48)
Depreciation                                        (24)          (28)
Amortization of regulatory assets, net              (21)          (33)
Federal and state income taxes                       39            (a)
Taxes other than income taxes                       (12)          (17)

Net Income                                           56            (a)

(a) Percent greater than 100.

Comparison of the First Quarter of 2000 to the First Quarter of 1999

Operating Revenues

Total operating revenues increased by $339 million or 32 percent in the first quarter of 2000, compared with the same period of 1999, primarily due to the higher revenues of the competitive companies ($146 million), higher regulated wholesale revenues ($109 million), gas revenues from Yankee ($36 million) and higher regulated retail revenues ($17 million).

The competitive companies' revenue increase is primarily due to higher revenues from Select Energy ($311 million) and HEC ($14 million). Select Energy's revenues are higher as a result of the expansion of its electric and gas business. The regulated wholesale revenues are higher as a result of higher energy sales and related capacity and transmission revenues. Yankee revenues represent revenues for one month from the date of merger. The regulated retail revenues are higher primarily as a result of higher retail sales ($31 million) and the impact of Millstone 2 being returned to CL&P's rate base ($20 million), partially offset by a CL&P rate reduction effective January 1, 2000 ($37 million). Regulated retail kilowatt-hour sales increased by 3.2 percent in 2000.

Fuel, Purchased and Net Interchange Power

Fuel, purchased and net interchange power expense increased in 2000, primarily due to higher purchased energy and capacity costs as a result of higher sales for Select Energy ($297 million), and higher purchased power for the regulated subsidiaries to meet sales demand, partially offset by lower replacement power costs due to the return to service of Millstone 2 ($28 million).

Other Operation and Maintenance

Other O&M expenses decreased in 2000, primarily due to lower spending at the Millstone units ($38 million) and lower expenses due to the sale of certain CL&P and WMECO fossil and hydroelectric generation assets ($8 million), partially offset by higher operating costs of the unregulated businesses ($14 million) and the addition of Yankee ($9 million).

Depreciation

Depreciation expense decreased in 2000, primarily due to the reclassification of the depreciation on the nuclear plants to regulatory assets ($21 million).

Amortization of Regulatory Assets, Net

Amortization of regulatory assets, net decreased in 2000, primarily due to changes in amortization levels as a result of restructuring ($21 million) and the completion of the amortization of CL&P's cogeneration deferral in the first quarter of 1999 ($6 million). These decreases were partially offset by the reclassification of the depreciation on the nuclear plants to regulatory assets ($21 million).

Federal and State Income Taxes

Federal and state income taxes increased in 2000, primarily due to higher book taxable income.

Taxes Other Than Income Taxes

Taxes other than income taxes decreased in 2000, primarily due to lower CL&P gross earnings taxes ($7 million) and lower local property taxes ($3 million).



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Northeast Utilities:

We have reviewed the accompanying consolidated balance sheet of Northeast Utilities (a Massachusetts trust) and subsidiaries as of March 31, 2000, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999 and the related consolidated statements of income, comprehensive income, shareholder's equity and cash flows for the year then ended (not presented separately herein), in our report dated January 25, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                        /s/ Arthur Andersen LLP
                                            Arthur Andersen LLP
Hartford, Connecticut
May 10, 2000




          THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES



THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
                                                              March 31,
                                                                 2000       December 31,
                                                             (Unaudited)        1999
                                                            -------------  -------------
                                                                (Thousands of Dollars)
ASSETS
------
Utility Plant, at original cost:
  Electric................................................  $  5,666,637   $  5,811,126

     Less: Accumulated provision for depreciation.........     4,149,201      4,234,771
                                                            -------------  -------------
                                                               1,517,436      1,576,355
  Construction work in progress...........................        97,668        115,529
  Nuclear fuel, net.......................................        72,493         80,766
                                                            -------------  -------------
     Total net utility plant..............................     1,687,597      1,772,650
                                                            -------------  -------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............       521,127        516,796
  Investments in regional nuclear generating
   companies, at equity...................................        55,080         54,472
  Other, at cost..........................................        32,677         36,696
                                                            -------------  -------------
                                                                 608,884        607,964
                                                            -------------  -------------
Current Assets:
  Cash....................................................         6,527            364
  Investments in securitizable assets.....................        81,125        107,620
  Notes receivable from affiliated companies..............        93,400           -
  Receivables, net........................................        25,031         19,680
  Accounts receivable from affiliated companies...........       112,779          3,390
  Fuel, materials and supplies, at average cost...........        36,628         37,603
  Prepayments and other...................................       179,810        148,628
                                                            -------------  -------------
                                                                 535,300        317,285
                                                            -------------  -------------

Deferred Charges:
  Regulatory assets:
    Recoverable nuclear costs.............................     1,169,339      1,781,929
    Income taxes, net.....................................       391,260        399,467
    Unrecovered contractual obligations...................       227,157        228,944
    Recoverable energy costs, net.........................        87,160         89,422
    Other.................................................        70,693         64,333
  Unamortized debt expense................................        15,417         16,323
  Other...................................................        21,476         19,967
                                                            -------------  -------------
                                                               1,982,502      2,600,385
                                                            -------------  -------------

Total Assets..............................................  $  4,814,283   $  5,298,284
                                                            =============  =============

The accompanying notes are an integral part of these financial statements.


THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
                                                                March 31,
                                                                   2000       December 31,
                                                               (Unaudited)        1999
                                                              -------------  -------------
                                                                  (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common stock, $10 par value - authorized
   24,500,000 shares; 7,584,884 shares outstanding in 2000
   and 12,222,930 shares outstanding in 1999................  $     75,849   $    122,229
  Capital surplus, paid in..................................       412,339        665,598
  Retained earnings.........................................       200,058        153,254
  Accumulated other comprehensive income....................           416            416
                                                              -------------  -------------
           Total common stockholder's equity................       688,662        941,497
  Preferred stock not subject to mandatory redemption.......       116,200        116,200
  Preferred stock subject to mandatory redemption...........        79,789         79,789
  Long-term debt............................................     1,223,899      1,241,051
                                                              -------------  -------------
           Total capitalization.............................     2,108,550      2,378,537
                                                              -------------  -------------
Minority Interest in Consolidated Subsidiary................       100,000        100,000
                                                              -------------  -------------
Obligations Under Capital Leases............................        43,878         50,969
                                                              -------------  -------------

Current Liabilities:
  Notes payable to banks....................................          -            90,000
  Notes payable to affiliated company.......................          -            11,700
  Long-term debt and preferred stock - current portion......        19,750        178,755
  Obligations under capital leases - current portion........        91,346         93,431
  Accounts payable..........................................       170,211        101,106
  Accounts payable to affiliated companies..................       127,393          3,215
  Accrued taxes.............................................        29,360        169,214
  Accrued interest..........................................        21,267         18,640
  Other.....................................................        42,873         26,347
                                                              -------------  -------------
                                                                   502,200        692,408
                                                              -------------  -------------


Deferred Credits and Other Long-term Liabilities:
  Accumulated deferred income taxes.........................     1,005,145        999,473
  Accumulated deferred investment tax credits...............       105,241        107,064
  Decommissioning obligation - Millstone 1..................       576,181        580,320
  Deferred contractual obligations..........................       227,152        238,142
  Other.....................................................       145,936        151,371
                                                              -------------  -------------
                                                                 2,059,655      2,076,370
                                                              -------------  -------------

Commitments and Contingencies (Note 2)

Total Capitalization and Liabilities........................  $  4,814,283   $  5,298,284
                                                              =============  =============

The accompanying notes are an integral part of these financial statements.


THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                               Three Months Ended
                                                                   March 31,
                                                           --------------------------
                                                               2000           1999
                                                           -----------    -----------
                                                             (Thousands of Dollars)

Operating Revenues....................................     $  747,976     $  606,997
                                                           -----------    -----------
Operating Expenses:
  Operation -
     Fuel, purchased and net interchange power........        430,424        260,829
     Other............................................        101,328        112,764
  Maintenance.........................................         27,579         64,800
  Depreciation........................................         32,520         55,342
  Amortization of regulatory assets, net..............          7,718         35,445
  Federal and state income taxes......................         38,591          9,983
  Taxes other than income taxes.......................         33,795         47,422
                                                           -----------    -----------
        Total operating expenses......................        671,955        586,585
                                                           -----------    -----------
Operating Income......................................         76,021         20,412
                                                           -----------    -----------

Other Income/(Loss):
  Equity in earnings of regional nuclear
    generating companies..............................            813            555
  Other, net..........................................           (834)          (497)
  Minority interest in loss of subsidiary.............         (2,325)        (2,325)
  Income taxes........................................          1,256          4,228
                                                           -----------    -----------
        Other (loss)/income, net......................         (1,090)         1,961
                                                           -----------    -----------
        Income before interest charges................         74,931         22,373
                                                           -----------    -----------


Interest Charges:
  Interest on long-term debt..........................         24,099         33,037
  Other interest......................................          1,189          3,041
                                                           -----------    -----------
        Interest charges, net.........................         25,288         36,078
                                                           -----------    -----------

Net Income/(Loss).....................................     $   49,643     $  (13,705)
                                                           ===========    ===========

The accompanying notes are an integral part of these financial statements.


THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                   Three Months Ended
                                                                        March 31,
                                                                -----------------------
                                                                   2000         1999
                                                                ----------- -----------
                                                                 (Thousands of Dollars)
Operating Activities:
  Net income/(loss)............................................ $   49,643  $  (13,705)
  Adjustments to reconcile to net cash
   provided by operating activities:
    Depreciation...............................................     32,520      55,342
    Deferred income taxes and investment tax credits, net......     12,084     (23,733)
    Amortization of regulatory assets, net.....................      7,718      35,445
    Amortization of demand-side-management costs, net..........          -       8,458
    Amortization of recoverable energy costs...................      2,262      29,335
    Nuclear unrecoverable costs................................      2,344       1,371
    Amortization of gain on transfer of utility plant..........      5,627           -
    Allocation of ESOP benefits................................       (106)          -
    Net other (uses)/sources of cash...........................    (13,882)     31,383
  Changes in working capital:
    Receivables...........................................        (114,740)    (35,228)
    Fuel, materials and supplies...............................        975        (224)
    Accounts payable...........................................    193,283     (23,631)
    Accrued taxes..............................................   (139,854)      4,052
    Investments in securitizable assets........................     26,495      48,047
    Other working capital (excludes cash)......................    (12,029)      2,260
                                                                ----------- -----------
Net cash flows provided by operating activities................     52,340     119,172
                                                                ----------- -----------
Investing Activities:
  Investment in plant:
    Electric utility plant.....................................    (40,223)    (33,834)
    Nuclear fuel...............................................       (555)    (21,629)
                                                                ----------- -----------
  Net cash flows used for investments in plant.................    (40,778)    (55,463)
  Investment in NU system Money Pool...........................    (93,400)    (61,875)
  Investments in nuclear decommissioning trusts................    (12,894)    (13,353)
  Other investment activities, net.............................     (2,408)       (484)
  Net proceeds from the transfer of utility plant..............    686,807           -
                                                                ----------- -----------
Net cash flows provided by/(used in) investing activities......    537,327    (131,175)
                                                                ----------- -----------
Financing Activities:
  Net (decrease)/increase in short-term debt...................   (101,700)    155,000
  Reacquisitions and retirements of long-term debt.............   (179,071)   (140,000)
  Repurchase of common shares..................................   (300,000)          -
  Cash dividends on preferred stock............................     (2,733)     (3,225)
                                                                ----------- -----------
Net cash flows (used in)/provided by financing activities......   (583,504)     11,775
                                                                ----------- -----------
Net increase/(decrease) in cash for the period.................      6,163        (228)
Cash - beginning of period.....................................        364         434
                                                                ----------- -----------
Cash - end of period........................................... $    6,527  $      206
                                                                =========== ===========

The accompanying notes are an integral part of these financial statements.



          THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations


CL&P is a wholly owned subsidiary of NU. This discussion should be read in conjunction with NU's management's discussion and analysis of financial condition and results of operations, consolidated financial statements and footnotes in this Form 10-Q, the NU 1999 Form 10-K and current report on Form 8-K dated March 14, 2000.

RESULTS OF OPERATIONS

The components of significant income statement variances for the first quarter of 2000 are provided in the table below.


                                                Income Statement Variances
                                                   (Millions of Dollars)

                                                  2000 over/(under) 1999
                                                  ----------------------
                                                  Amount         Percent
                                                  ------         -------
Operating Revenues                                 $141            23%

Fuel, purchased and net interchange power           170            65
Other operation                                     (11)          (10)
Maintenance                                         (37)          (57)
Depreciation                                        (23)          (41)
Amortization of regulatory assets, net              (28)          (78)
Federal and state income taxes                       32            (a)
Taxes other than income taxes                       (14)          (29)
Interest charges, net                               (11)          (30)

Net Income                                           64            (a)

(a) Percent greater than 100.

Comparison of the First Quarter of 2000 to the First Quarter of 1999

Operating Revenues

Total operating revenues increased in 2000 by $141 million or 23 percent in the first quarter of 2000, compared with the same period of 1999, primarily due to higher wholesale revenues ($148 million) as a result of the sale of Millstone 2's and 3's output, partially offset by lower retail revenues
($6 million).

The wholesale revenues are higher as a result of higher energy sales and related capacity and transmission revenues. Retail revenues decreased primarily due to a retail rate reduction ($37 million), partially offset by the impact of Millstone 2 being returned to CL&P's rate base ($20 million) and higher sales ($11 million).

Fuel, Purchased and Net Interchange Power

Fuel, purchased and net interchange power expense increased in 2000, primarily due to the transition, under restructuring, of purchasing full requirements for customers from standard offer suppliers, in addition to the remaining fuel costs of the nuclear units and cogenerators, partially offset by the lower replacement power costs due to the return to service of Millstone 2
($23 million).

Other Operation and Maintenance

Other O&M expenses decreased in 2000, primarily due to lower spending at the Millstone units ($30 million), lower spending due to the sale of certain fossil and hydroelectric generation assets ($6 million), and lower administration and general expenses ($6 million).

Depreciation

Depreciation expense decreased in 2000, primarily due to the reclassification of the depreciation on the nuclear plants to regulatory assets ($18 million).

Amortization of Regulatory Assets, Net

Amortization of regulatory assets, net decreased in 2000, primarily due to changes in amortization levels as a result of restructuring ($24 million), lower SFAS No. 109, "Accounting for Income Taxes," recovery ($13 million) and the completion of the amortization of CL&P's cogeneration deferral in the first quarter of 1999 ($6 million). These decreases were partially offset by the reclassification of the depreciation on the nuclear plants to regulatory assets ($18 million).

Federal and State Income Taxes

Federal and state income taxes increased in 2000, primarily due to higher book taxable income.

Taxes Other Than Income Taxes

Taxes other than income taxes decreased in 2000, primarily due to lower CL&P gross earnings taxes ($8 million) and lower local property taxes ($2 million).

Interest Charges, Net

Interest charges, net decreased in 2000, primarily as a result of lower long-term debt outstanding.

LIQUIDITY

Net cash flows provided by operations decreased to $52.3 million for the three months ended March 31, 2000, compared with $119.2 million for the three months ended March 31, 1999, primarily as a result of changes in working capital.

Net cash flows provided by investing activities increased to $537.3 million for the three months ended March 31, 2000, compared with net cash flows used in investing activities of $131.2 million for the three months ended March 31, 1999, primarily as a result of the net proceeds from the transfer of utility plant and lower investments in plant, offset by increased investment in the NU system Money Pool.

Net cash flows used in financing activities increased to $583.5 million for the three months ended March 31, 2000, compared with net cash flows provided by financing activities of $11.8 million for the three months ended March 31, 1999, primarily as a result of a repurchase of common shares in 2000, a net decrease in short-term debt and increased reacquisitions of long-term debt.



                   PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE


PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

BALANCE SHEETS
                                                               March 31,
                                                                  2000       December 31,
                                                              (Unaudited)        1999
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
ASSETS
------

Utility Plant, at cost:
  Electric................................................   $  1,946,796   $  1,939,856

     Less: Accumulated provision for depreciation.........        685,840        674,155
                                                             -------------  -------------
                                                                1,260,956      1,265,701
  Unamortized acquisition costs...........................        317,332        324,437
  Construction work in progress...........................         17,090         17,160
  Nuclear fuel, net.......................................          1,500          1,734
                                                             -------------  -------------
     Total net utility plant..............................      1,596,878      1,609,032
                                                             -------------  -------------
Other Property and Investments:
  Nuclear decommissioning trusts, at market...............          6,906          6,880
  Investments in regional nuclear generating
   companies and subsidiary company, at equity............         18,547         18,855
  Other, at cost..........................................          2,931          3,149
                                                             -------------  -------------
                                                                   28,384         28,884
                                                             -------------  -------------
Current Assets:
  Cash and cash equivalents...............................        248,365        182,588
  Receivables, net........................................         69,884         79,290
  Accounts receivable from affiliated companies...........          7,330          9,091
  Taxes receivable from affiliated companies..............          4,014         11,661
  Accrued utility revenues................................         48,303         48,822
  Fuel, materials and supplies, at average cost...........         36,321         38,076
  Recoverable energy costs - current portion..............         85,196         73,721
  Prepayments and other...................................          9,865         18,121
                                                             -------------  -------------
                                                                  509,278        461,370
                                                             -------------  -------------
Deferred Charges:
  Regulatory assets:
   Recoverable energy costs...............................        111,565        120,721
   Income taxes, net......................................        160,231        166,155
   Deferred costs - nuclear plant.........................        118,244        144,418
   Unrecovered contractual obligations....................         54,152         56,544
   Other..................................................          3,047          3,083
  Deferred receivable from affiliated company.............         10,548         12,984
  Unamortized debt expense................................         11,687         11,896
  Other...................................................          8,251          7,346
                                                             -------------  -------------
                                                                  477,725        523,147
                                                             -------------  -------------

 Total Assets..............................................   $  2,612,265   $  2,622,433
                                                             =============  =============

The accompanying notes are an integral part of these financial statements.


PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

BALANCE SHEETS
                                                               March 31,
                                                                  2000       December 31,
                                                              (Unaudited)        1999
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common stock, $1 par value - authorized
   100,000,000 shares; 1,000 shares outstanding
   in 2000 and 1999.......................................   $          1   $          1
  Capital surplus, paid in................................        424,740        424,654
  Retained earnings.......................................        336,006        319,938
  Accumulated other comprehensive income..................          1,074          1,074
                                                             -------------  -------------
           Total common stockholder's equity..............        761,821        745,667
  Preferred stock subject to mandatory redemption.........         25,000         25,000
  Long-term debt..........................................        516,485        516,485
                                                             -------------  -------------
           Total capitalization...........................      1,303,306      1,287,152
                                                             -------------  -------------

Obligations Under Seabrook Power Contracts
 and Other Capital Leases.................................        597,662        624,477
                                                             -------------  -------------
Current Liabilities:
  Long-term debt and preferred stock - current portion....         25,000         25,000
  Obligations under Seabrook Power Contracts and other
   capital leases - current portion.......................        102,659        101,676
  Accounts payable........................................         34,185         38,685
  Accounts payable to affiliated companies................         37,638         38,229
  Accrued taxes...........................................         50,958         33,443
  Accrued interest........................................         12,668          6,294
  Accrued pension benefits................................         44,779         45,504
  Other...................................................          8,125         10,184
                                                             -------------  -------------
                                                                  316,012        299,015
                                                             -------------  -------------
Deferred Credits and Other Long-term Liabilities:
  Accumulated deferred income taxes.......................        256,215        266,644
  Accumulated deferred investment tax credits.............         12,260         12,532
  Deferred contractual obligations........................         54,152         56,544
  Deferred revenue from affiliated company................         10,548         12,984
  Other...................................................         62,110         63,085
                                                             -------------  -------------
                                                                  395,285        411,789
                                                             -------------  -------------

Commitments and Contingencies (Note 2)

Total Capitalization and Liabilities......................   $  2,612,265   $  2,622,433
                                                             =============  =============

The accompanying notes are an integral part of these financial statements.


PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

STATEMENTS OF INCOME
(Unaudited)
                                                               Three Months Ended
                                                                    March 31,
                                                           --------------------------
                                                               2000           1999
                                                           -----------    -----------
                                                             (Thousands of Dollars)

Operating Revenues....................................     $  328,694     $  286,799
                                                           -----------    -----------
Operating Expenses:
  Operation -
     Fuel, purchased and net interchange power........        210,530        167,973
     Other............................................         33,022         28,163
  Maintenance.........................................         11,959         13,264
  Depreciation........................................         12,322         11,762
  Amortization of regulatory assets, net..............         11,470          3,214
  Federal and state income taxes......................         13,053         15,367
  Taxes other than income taxes.......................         11,096         11,607
                                                           -----------    -----------
        Total operating expenses......................        303,452        251,350
                                                           -----------    -----------
Operating Income......................................         25,242         35,449
                                                           -----------    -----------

Other Income/(Loss):
  Equity in earnings of regional nuclear
    generating companies and subsidiary company.......            316            310
  Other, net..........................................          6,198          2,567
  Income taxes........................................         (3,433)        (1,999)
                                                           -----------    -----------
        Other income, net.............................          3,081            878
                                                           -----------    -----------
        Income before interest charges................         28,323         36,327
                                                           -----------    -----------

Interest Charges:
  Interest on long-term debt..........................         10,797         10,988
  Other interest......................................             95             58
                                                           -----------    -----------
        Interest charges, net.........................         10,892         11,046
                                                           -----------    -----------


Net Income............................................     $   17,431     $   25,281
                                                           ===========    ===========

The accompanying notes are an integral part of these financial statements.


PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                Three Months Ended
                                                                     March 31,
                                                             -----------------------
                                                                  2000        1999
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating activities:
  Net income................................................ $   17,431  $   25,281
  Adjustments to reconcile to net cash
   provided by operating activities:
    Depreciation............................................     12,322      11,762
    Deferred income taxes and investment tax credits, net...       (702)     16,513
    Amortization of recoverable energy costs, net...........     (2,319)      8,597
    Amortization of regulatory assets, net..................     11,470       3,214
    Amortization of Seabrook capital costs..................      4,279       4,201
    Allocation of ESOP benefits.............................        (38)          -
    Net other uses of cash..................................     (9,975)     (6,322)
  Changes in working capital:
    Receivables and unbilled revenues.......................     11,686       9,807
    Fuel, materials and supplies............................      1,755      (1,086)
    Accounts payable........................................     (5,091)     (3,915)
    Accrued taxes...........................................     17,515       1,744
    Other working capital (excludes cash)...................     19,493      14,856
                                                             ----------- -----------
Net cash flows provided by operating activities.............     77,826      84,652
                                                             ----------- -----------

Investing Activities:
  Investment in plant:
    Electric utility plant..................................    (11,095)     (5,117)
    Nuclear fuel............................................         (4)     (1,016)
                                                             ----------- -----------
  Net cash flows used for investments in plant..............    (11,099)     (6,133)
  Investment in nuclear decommissioning trust                      (151)       (135)
  Other investment activities, net..........................        526         181
                                                             ----------- -----------
Net cash flows used in investing activities.................    (10,724)     (6,087)
                                                             ----------- -----------

Financing Activities:
  Cash dividends on preferred stock.........................     (1,325)     (1,987)
                                                             ----------- -----------
Net cash flows used in financing activities.................     (1,325)     (1,987)
                                                             ----------- -----------

Net increase in cash and cash equivalents for the period....     65,777      76,578

Cash and cash equivalents - beginning of period.............    182,588      60,885
                                                             ----------- -----------
Cash and cash equivalents- end of period.................... $  248,365  $  137,463
                                                             =========== ===========

The accompanying notes are an integral part of these financial statements.



                   PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations


PSNH is a wholly owned subsidiary of NU. This discussion should be read in conjunction with NU's management's discussion and analysis of financial condition and results of operations, consolidated financial statements and footnotes in this Form 10-Q, and the NU 1999 Form 10-K.

RESULTS OF OPERATIONS

The components of significant income statement variances for the first quarter of 2000 are provided in the table below.

                                                   Income Statement Variances
                                                      (Millions of Dollars)

                                                     2000 over/(under) 1999
                                                     ----------------------
                                                     Amount         Percent
                                                     ------         -------

Operating Revenues                                     $42             15%

Fuel, purchased and net interchange power               43             25
Other operation                                          5             17
Maintenance                                             (1)           (10)
Amortization of regulatory assets, net                   8             (a)
Federal and state income taxes                          (1)            (5)
Other, net                                               4             (a)

Net Income                                              (8)           (31)

(a) Percent greater than 100.

Comparison of the First Quarter of 2000 to the First Quarter of 1999

Operating Revenues

Total operating revenues increased in 2000, primarily due to higher wholesale revenues from higher capacity and energy sales to the market ($27 million) and higher retail revenues ($15 million). Retail kilowatt-hour sales increased by
7.5 percent in 2000.

Fuel, Purchased and Net Interchange Power

Fuel, purchased and net interchange power expense increased in 2000, primarily due to higher wholesale and retail sales.

Other Operation and Maintenance

Other O&M expenses increased in 2000, primarily due to higher maintenance costs associated with the fossil plants.

Amortization of Regulatory Assets, Net

Amortization of regulatory assets, net increased in 2000, primarily due to the expiration of the amortization of the net operating loss carryforward (credit to expense) in May 1999 in accordance with the 7-year rate agreement.

Federal and State Income Taxes

Federal and state income taxes decreased in 2000, primarily due to lower book taxable income.

Other, Net

Other, net increased in 2000, primarily due to higher interest income on temporary cash investments.

LIQUIDITY

Net cash flows provided by operations decreased to $77.8 million for the three months ended March 31, 2000, compared with $84.7 million for the three months ended March 31, 1999, primarily as a result of changes in deferred income taxes and investment tax credits, net, and the amortization of recoverable energy costs, net, offset by changes in working capital.

Net cash flows used in investing activities increased to $10.7 million for the three months ended March 31, 2000, compared with $6.1 million for the three months ended March 31, 1999, primarily as a result of higher investments in plant.

Net cash flows used in financing activities decreased to $1.3 million for the three months ended March 31, 2000, compared with $2 million for the three months ended March 31, 1999, as a result of a decrease in cash dividends on preferred stock.



             WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY


WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
                                                              March 31,
                                                                 2000      December 31,
                                                             (Unaudited)       1999
                                                            -------------  ------------
                                                               (Thousands of Dollars)
ASSETS
------
Utility Plant, at original cost:
  Electric................................................  $  1,103,310   $ 1,175,954

     Less: Accumulated provision for depreciation.........       782,316       813,978
                                                            -------------  ------------
                                                                 320,994       361,976
  Construction work in progress...........................        17,611        21,181
  Nuclear fuel, net.......................................        16,803        18,880
                                                            -------------  ------------
     Total net utility plant..............................       355,408       402,037
                                                            -------------  ------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............       144,067       144,567
  Investments in regional nuclear generating
   companies, at equity...................................        14,915        14,723
  Other, at cost..........................................         6,252         6,232
                                                            -------------  ------------
                                                                 165,234       165,522
                                                            -------------  ------------
Current Assets:
  Cash....................................................           167           950
  Receivables, net........................................        33,137        31,692
  Accounts receivable from affiliated companies...........        18,515         3,918
  Taxes receivable........................................          -            1,912
  Accrued utility revenues................................        11,876        13,485
  Fuel, materials and supplies, at average cost...........         1,421         3,097
  Prepayments and other...................................        38,391        30,119
                                                            -------------  ------------
                                                                 103,507        85,173
                                                            -------------  ------------

Deferred Charges:
  Regulatory assets:
   Recoverable nuclear costs..............................       265,185       428,838
   Income taxes, net......................................        53,360        49,008
   Unrecovered contractual obligations....................        60,679        63,701
   Recoverable energy costs, net..........................        11,812        16,319
   Other..................................................        53,763        36,934
  Unamortized debt expense................................         1,591         1,926
  Other...................................................         4,513         4,146
                                                            -------------  ------------
                                                                 450,903       600,872
                                                            -------------  ------------
Total Assets..............................................  $  1,075,052   $ 1,253,604
                                                            =============  ============

The accompanying notes are an integral part of these financial statements.



WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
                                                              March 31,
                                                                 2000      December 31,
                                                             (Unaudited)       1999
                                                            -------------  ------------
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common stock, $25 par value - 1,072,471 shares
   authorized; 590,093 shares outstanding in 2000
   and 1,072,471 shares outstanding in 1999...............  $     14,752   $    26,812
  Capital surplus, paid in................................        93,816       171,691
  Retained earnings.......................................        49,041        38,712
  Accumulated other comprehensive income..................           160           160
                                                            -------------  ------------
           Total common stockholder's equity..............       157,769       237,375
  Preferred stock not subject to mandatory redemption.....        20,000        20,000
  Preferred stock subject to mandatory redemption.........        15,000        16,500
  Long-term debt..........................................       197,349       290,279
                                                            -------------  ------------
           Total capitalization...........................       390,118       564,154
                                                            -------------  ------------
Obligations Under Capital Leases..........................         6,767         8,106
                                                            -------------  ------------
Current Liabilities:
  Notes payable to banks..................................        98,000       123,000
  Notes payable to affiliated company.....................        25,400         9,400
  Long-term debt and preferred stock - current portion....         1,500         1,500
  Obligations under capital leases - current portion......        21,077        21,866
  Accounts payable........................................        20,282        12,974
  Accounts payable to affiliated companies................         7,503         3,208
  Accrued taxes...........................................        14,032           589
  Accrued interest........................................         3,500         6,046
  Other...................................................        14,992        14,384
                                                            -------------  ------------
                                                                 206,286       192,967
                                                            -------------  ------------

Deferred Credits and Other Long-term Liabilities:
  Accumulated deferred income taxes.......................       228,214       242,942
  Accumulated deferred investment tax credits.............        18,593        19,765
  Decommissioning obligation - Millstone 1................       135,159       136,130
  Deferred contractual obligations........................        60,679        63,701
  Other...................................................        29,236        25,839
                                                            -------------  ------------
                                                                 471,881       488,377
                                                            -------------  ------------

Commitments and Contingencies (Note 2)

Total Capitalization and Liabilities......................  $  1,075,052   $ 1,253,604
                                                            =============  ============

The accompanying notes are an integral part of these financial statements.



WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
                                                              Three Months Ended
                                                                   March 31,
                                                           ------------------------
                                                               2000         1999
                                                           -----------  -----------
                                                            (Thousands of Dollars)

Operating Revenues....................................     $  129,410   $   97,686
                                                           -----------  -----------
Operating Expenses:
  Operation -
     Fuel, purchased and net interchange power........         66,245       24,324
     Other............................................         25,342       25,159
  Maintenance.........................................          7,545       13,485
  Depreciation........................................          4,588        9,660
  Amortization of regulatory assets, net..............            478        2,494
  Federal and state income taxes......................          5,462        4,434
  Taxes other than income taxes.......................          4,968        5,925
                                                           -----------  -----------
        Total operating expenses......................        114,628       85,481
                                                           -----------  -----------
Operating Income......................................         14,782       12,205
                                                           -----------  -----------

Other Income/(Loss):
  Equity in earnings of regional nuclear
    generating companies..............................            219          157
  Other, net..........................................            (33)        (299)
  Income taxes........................................          3,660          392
                                                           -----------  -----------
        Other income, net.............................          3,846          250
                                                           -----------  -----------
        Income before interest charges................         18,628       12,455
                                                           -----------  -----------

Interest Charges:
  Interest on long-term debt..........................          4,791        6,448
  Other interest......................................          2,784        1,155
                                                           -----------  -----------
        Interest charges, net.........................          7,575        7,603
                                                           -----------  -----------

Net Income............................................     $   11,053   $    4,852
                                                           ===========  ===========

The accompanying notes are an integral part of these financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                    Three Months Ended
                                                                         March 31,
                                                                 -----------------------
                                                                      2000        1999
                                                                 ----------- -----------
                                                                  (Thousands of Dollars)
Operating Activities:
  Net income.................................................... $   11,053  $    4,852
  Adjustments to reconcile to net cash
   provided by operating activities:
    Depreciation................................................      4,588       9,660
    Deferred income taxes and investment tax credits, net.......    (10,082)        469
    Amortization of recoverable energy costs, net...............      4,507         717
    Amortization of regulatory assets, net......................        478       2,494
    Nuclear unrecoverable costs.................................        457           -
    Amortization of gain on transfer of utility plant...........        450           -
    Allocation of ESOP benefits.................................        (24)          -
    Net other uses of cash......................................     (1,072)     (1,161)
  Changes in working capital:
    Receivables and unbilled revenues, net......................    (14,433)        952
    Fuel, materials and supplies................................      1,676          56
    Accounts payable............................................     11,603      (9,936)
    Accrued taxes...............................................     13,443       1,023
    Investments in securitizable assets.........................          -       6,054
    Other working capital (excludes cash).......................     (8,298)     (4,381)
                                                                 ----------- -----------
Net cash flows provided by operating activities.................     14,346      10,799
                                                                 ----------- -----------
Investing Activities:
  Investment in plant:
    Electric utility plant......................................     (4,285)     (3,700)
    Nuclear fuel................................................        (10)     (5,195)
                                                                 ----------- -----------
  Net cash flows used for investments in plant..................     (4,295)     (8,895)
  Investments in nuclear decommissioning trusts.................     (1,059)     (2,893)
  Other investment activities, net..............................       (212)       (234)
  Net proceeds from the transfer of utility plant...............    185,787           -
                                                                 ----------- -----------
Net cash flows provided by/(used in) investing activities.......    180,221     (12,022)
                                                                 ----------- -----------
Financing Activities:
  Net (decrease)/increase in short-term debt....................     (9,000)     43,400
  Reacquisitions and retirements of long-term debt..............    (94,150)    (40,000)
  Reacquisitions and retirements of preferred stock.............     (1,500)     (1,500)
  Repurchase of common shares...................................    (90,000)          -
  Cash dividends on preferred stock.............................       (700)       (728)
                                                                 ----------- -----------
Net cash flows (used in)/provided by financing activities.......   (195,350)      1,172
                                                                 ----------- -----------
Net decrease in cash for the period.............................       (783)        (51)
Cash - beginning of period......................................        950         106
                                                                 ----------- -----------
Cash - end of period............................................ $      167  $       55
                                                                 =========== ===========

The accompanying notes are an integral part of these financial statements.



             WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

                     Management's Discussion and Analysis of
                   Financial Condition and Results of Operations


WMECO is a wholly owned subsidiary of NU. This discussion should be read in conjunction with NU's management's discussion and analysis of financial condition and results of operations, consolidated financial statements and footnotes in this Form 10-Q, the NU 1999 Form 10-K and current report on Form 8-K dated March 14, 2000.

RESULTS OF OPERATIONS

The components of significant income statement variances for the first quarter 2000 are provided in the table below.

                                                   Income Statement Variances
                                                     (Millions of Dollars)

                                                     2000 over/(under) 1999
                                                     ----------------------
                                                     Amount         Percent
                                                     ------         -------

Operating Revenues                                    $32              33%

Fuel, purchased and net interchange power              42              (a)
Maintenance                                            (6)            (44)
Depreciation                                           (5)            (53)
Amortization of regulatory assets, net                 (2)            (81)
Federal and state income taxes                         (2)            (55)
Taxes other than income taxes                          (1)            (16)

Net Income                                              6              (a)

(a) Percent greater than 100.

Comparison of the First Quarter of 2000 to the First Quarter of 1999

Operating Revenues

Total operating revenues increased by $32 million or 33 percent in the first quarter of 2000, compared with the same period of 1999, primarily due to higher wholesale revenues ($25 million) as a result of the sale of Millstone 2's and 3's output and higher retail revenues ($8 million). Retail revenues increased primarily due to higher sales. Retail sales increased in the first quarter of 2000 by 7.5 percent, compared with the same period in 1999.

Fuel, Purchased and Net Interchange Power

Fuel, purchased and net interchange power expense increased in 2000, primarily due to the transition, under restructuring, of purchasing full requirements for customers from standard offer suppliers, in addition to the remaining fuel costs of the nuclear units and cogenerators, partially offset by lower replacement power costs due to the return to service of Millstone 2
($5 million).

Maintenance

Maintenance expenses decreased in 2000, primarily due to lower spending at the Millstone units.

Depreciation

Depreciation expense decreased in 2000, primarily due to the reclassification of the depreciation on the nuclear plants to regulatory assets.

Amortization of Regulatory Assets, Net

Amortization of regulatory assets, net decreased in 2000, primarily due to changes in amortization levels as a result of restructuring orders
($6 million), partially offset by the reclassification of the depreciation on the nuclear plants to regulatory assets ($4 million).

Federal and State Income Taxes

Federal and state income taxes decreased in 2000, primarily due to the tax benefits resulting from the disposition of certain fossil and hydroelectric generation assets.

Taxes Other Than Income Taxes

Taxes other than income taxes decreased in 2000, primarily due to lower local property taxes.

LIQUIDITY

Net cash flows provided by operations increased to $14.3 million for the three months ended March 31, 2000, compared with $10.8 million for the three months ended March 31, 1999, primarily as a result of changes in working capital and the amortization of recoverable energy costs, net, offset by the change in deferred income taxes and investment tax credits, net.

Net cash flows provided by investing activities increased to $180.2 million for the three months ended March 31, 2000, compared with net cash flows used in investing activities of $12 million for the three months ended March 31, 1999, primarily as a result of the net proceeds from the transfer of utility plant, lower investments in plant and lower investments in nuclear decommissioning trusts.

Net cash flows used in financing activities increased to $195.4 million for the three months ended March 31, 2000, compared with net cash flows provided by financing activities of $1.2 million for the three months ended March 31, 1999, primarily as a result of a repurchase of common shares in 2000, increased reacquisitions of long-term debt and a net decrease in short-term debt.




                       NORTH ATLANTIC ENERGY CORPORATION



NORTH ATLANTIC ENERGY CORPORATION

BALANCE SHEETS
                                                               March 31,
                                                                  2000       December 31,
                                                              (Unaudited)        1999
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
ASSETS
------

Utility Plant, at original cost:
  Electric................................................   $    729,997   $    736,472

     Less: Accumulated provision for depreciation.........        202,712        196,694
                                                             -------------  -------------
                                                                  527,285        539,778
  Construction work in progress...........................         11,850         10,274
  Nuclear fuel, net.......................................         22,582         21,149
                                                             -------------  -------------
     Total net utility plant..............................        561,717        571,201
                                                             -------------  -------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............         45,146         43,667
                                                             -------------  -------------
                                                                   45,146         43,667
                                                             -------------  -------------
Current Assets:
  Cash....................................................            104           -
  Special deposits........................................          7,353              7
  Notes receivable from affiliated companies..............         81,799         56,400
  Accounts receivable from affiliated companies...........         22,451         22,840
  Taxes receivable........................................           -            11,717
  Materials and supplies, at average cost.................         13,734         13,088
  Prepayments and other...................................            168          1,766
                                                             -------------  -------------
                                                                  125,609        105,818
                                                             -------------  -------------
Deferred Charges:
  Regulatory assets:
   Deferred costs - Seabrook..............................         72,808         88,545
   Income taxes, net......................................         32,693         35,605
   Recoverable energy costs...............................          1,648          1,703
   Unamortized loss on reacquired debt....................          1,894          3,788
  Unamortized debt expense................................          1,539          1,780
  Other...................................................              4           -
                                                             -------------  -------------
                                                                  110,586        131,421
                                                             -------------  -------------

Total Assets..............................................   $    843,058   $    852,107
                                                             =============  =============

The accompanying notes are an integral part of these financial statements.



NORTH ATLANTIC ENERGY CORPORATION

BALANCE SHEETS
                                                               March 31,
                                                                  2000       December 31,
                                                              (Unaudited)        1999
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common stock, $1 par value - 1,000 shares
   authorized and outstanding in 2000 and 1999............   $          1   $          1
  Capital surplus, paid in................................        160,999        160,999
  Retained earnings.......................................            505         12,752
                                                             -------------  -------------
           Total common stockholder's equity..............        161,505        173,752
  Long-term debt..........................................        135,000        135,000
                                                             -------------  -------------
           Total capitalization...........................        296,505        308,752
                                                             -------------  -------------


Current Liabilities:
  Long-term debt - current portion........................        270,000        270,000
  Accounts payable........................................         12,258         11,694
  Accounts payable to affiliated companies................            461            806
  Accrued taxes...........................................          9,594           -
  Accrued interest........................................          6,835          2,340
  Other...................................................            333            272
                                                             -------------  -------------
                                                                  299,481        285,112
                                                             -------------  -------------

Deferred Credits and Other Long-term Liabilities:
  Accumulated deferred income taxes.......................        213,236        222,601
  Deferred obligation to affiliated company...............         10,548         12,984
  Other...................................................         23,288         22,658
                                                             -------------  -------------
                                                                  247,072        258,243
                                                             -------------  -------------


Commitments and Contingencies (Note 2)

Total Capitalization and Liabilities......................   $    843,058   $    852,107
                                                             =============  =============

The accompanying notes are an integral part of these financial statements.


NORTH ATLANTIC ENERGY CORPORATION

STATEMENTS OF INCOME
(Unaudited)
                                                               Three Months Ended
                                                                    March 31,
                                                           --------------------------
                                                               2000           1999
                                                           -----------    -----------
                                                             (Thousands of Dollars)

Operating Revenues....................................     $   66,276     $   70,289
                                                           -----------    -----------
Operating Expenses:
  Operation -
     Fuel.............................................          4,022          3,726
     Other............................................          8,635          9,311
  Maintenance.........................................          2,327          5,072
  Depreciation........................................          6,944          6,481
  Amortization of regulatory assets, net..............         21,294         21,372
  Federal and state income taxes......................          8,798          8,707
  Taxes other than income taxes.......................          2,599          3,145
                                                           -----------    -----------
        Total operating expenses......................         54,619         57,814
                                                           -----------    -----------
Operating Income......................................         11,657         12,475
                                                           -----------    -----------

Other Income/(Loss):
  Deferred Seabrook return - other funds..............            746          1,308
  Other, net..........................................         (1,383)        (1,546)
  Income taxes........................................          5,772          3,830
                                                           -----------    -----------
        Other income, net.............................          5,135          3,592
                                                           -----------    -----------
        Income before interest charges................         16,792         16,067
                                                           -----------    -----------
Interest Charges:
  Interest on long-term debt..........................         10,554         12,321
  Other interest......................................           (199)          (209)
  Deferred Seabrook return - borrowed funds...........         (1,316)        (2,506)
                                                           -----------    -----------
        Interest charges, net.........................          9,039          9,606
                                                           -----------    -----------

Net Income............................................     $    7,753     $    6,461
                                                           ===========    ===========

The accompanying notes are an integral part of these financial statements.


NORTH ATLANTIC ENERGY CORPORATION

STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                  Three Months Ended
                                                                       March 31,
                                                               -----------------------
                                                                    2000        1999
                                                               ----------- -----------
                                                                (Thousands of Dollars)
Operating Activities:
  Net income.................................................. $    7,753  $    6,461
  Adjustments to reconcile to net cash
   provided by operating activities:
    Depreciation..............................................      6,944       6,481
    Deferred income taxes and investment tax credits, net.....     (6,453)        516
    Amortization of nuclear fuel..............................      3,198       2,926
    Deferred return - Seabrook................................     (2,062)     (3,814)
    Amortization of regulatory assets, net....................     21,294      21,372
    Deferred obligation to affiliated company.................     (7,308)     (2,436)
    Net other sources of cash.................................     10,482       4,670
  Changes in working capital:
    Receivables...............................................        389      (1,230)
    Materials and supplies....................................       (646)        484
    Accounts payable..........................................        219       2,880
    Accrued taxes.............................................      9,594           1
    Other working capital (excludes cash).....................     10,525      18,799
                                                               ----------- -----------
Net cash flows provided by operating activities...............     53,929      57,110
                                                               ----------- -----------
Investing Activities:
  Investment in plant:
    Electric utility plant....................................     (1,785)     (1,532)
    Nuclear fuel..............................................     (4,576)     (7,748)
                                                               ----------- -----------
  Net cash flows used for investments in plant................     (6,361)     (9,280)
  Investment in NU system Money Pool..........................    (25,399)    (16,350)
  Investments in nuclear decommissioning trusts...............     (2,065)     (1,476)
                                                               ----------- -----------
Net cash flows used in investing activities...................    (33,825)    (27,106)
                                                               ----------- -----------
Financing Activities:
  Cash dividends on common stock..............................    (20,000)    (30,000)
                                                               ----------- -----------
Net cash flows used in financing activities...................    (20,000)    (30,000)
                                                               ----------- -----------
Net increase in cash for the period...........................        104           4

Cash - beginning of period....................................          -          71
                                                               ----------- -----------
Cash - end of period.......................................... $      104  $       75
                                                               =========== ===========

The accompanying notes are an integral part of these financial statements.




                       NORTH ATLANTIC ENERGY CORPORATION

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


NAEC is a wholly owned subsidiary of NU. This discussion should be read in conjunction with NU's management's discussion and analysis of financial condition and results of operations, consolidated financial statements and footnotes in this Form 10-Q, and the NU 1999 Form 10-K.

RESULTS OF OPERATIONS

The components of significant income statement variances for the first quarter of 2000 are provided in the table below.

                                                 Income Statement Variances
                                                   (Millions of Dollars)

                                                   2000 over/(under) 1999
                                                   ----------------------
                                                   Amount         Percent
                                                   ------         -------

Operating Revenues                                  ($4)            (6%)

Other operation                                      (1)            (7)
Maintenance                                          (3)           (54)
Federal and state income taxes                       (2)           (38)
Taxes other than income taxes                        (1)           (17)
Interest charges, net                                (1)            (6)

Net Income                                            1             20

Comparison of the First Quarter of 2000 to the First Quarter of 1999

Operating Revenues

Operating revenues decreased in 1999, primarily due to lower O&M costs billed to PSNH through the Seabrook Power Contracts.

Other Operation and Maintenance

Other O&M expenses decreased in 2000, primarily due to the 1999 Seabrook refueling outage.

Federal and State Income Taxes

Federal and state income taxes decreased in 2000, primarily due to lower book taxable income.

Taxes Other Than Income Taxes

Taxes other than income taxes decreased in 2000, primarily due to a tax credit resulting from an over assessment of Seabrook in 1999.

Interest Charges, Net

Interest charges, net decreased in 2000, primarily due to lower long-term debt outstanding.

LIQUIDITY

Net cash flows provided by operations decreased to $53.9 million for the three months ended March 31, 2000, compared with $57.1 million for the three months ended March 31, 1999, primarily as a result of changes in deferred income taxes and investment tax credits, net and the deferred obligation to affiliated company, offset by changes in other sources of cash and in working capital.

Net cash flows used in investing activities increased to $33.8 million for the three months ended March 31, 2000, compared with $27.1 million for the three months ended March 31, 1999, primarily as a result of increased investment in the NU system Money Pool, offset by lower investments in plant.

Net cash flows used in financing activities decreased to $20 million for the three months ended March 31, 2000, compared with $30 million for the three months ended March 31, 1999, as a result of a decrease in cash dividends on common stock.






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


                    NOTES TO FINANCIAL STATEMENTS (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (All Companies)

     A.  Presentation

         The accompanying unaudited financial statements should be read in conjunction with management's discussion and analysis of financial condition and results of operations in this Form 10-Q, the Annual Reports of Northeast Utilities (NU), The Connecticut Light and Power Company (CL&P), Public Service Company of New Hampshire (PSNH), Western Massachusetts Electric Company (WMECO), and North Atlantic Energy Corporation (NAEC), which were filed as part of the NU 1999 Form 10-K, and current reports on Form 8-K dated February 29, 2000
         (NU), March 1, 2000 (NU), March 14, 2000 (NU, CL&P, and WMECO), and March 29, 2000 (NU). The accompanying financial statements contain, in the opinion of management, all adjustments necessary to present fairly NU's and each NU system company's financial position as of March 31, 2000, and the results of operations and statements of cash flows for the three-month periods ended March 31, 2000 and 1999. All adjustments are of a normal, recurring nature except those described in Note 2. The results of operations for the three-month periods ended March 31, 2000 and 1999, are not indicative of the results expected for a full year.

         On March 1, 2000, NU completed the acquisition of Yankee Energy System, Inc. (Yankee). See Note 8 regarding the merger with Yankee.

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

     B.  Regulatory Accounting and Assets

         The accounting policies of the NU system operating companies and the accompanying consolidated financial statements conform to generally accepted accounting principles applicable to rate-regulated enterprises and historically reflect the effects of the rate-making process in accordance with Statement of Financial Accounting Standards
         (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation". As a result of final restructuring orders issued in 1999, CL&P and WMECO discontinued the application of SFAS No. 71 for the generation portion of their businesses.

         The restructuring orders in Connecticut and Massachusetts provide for the transmission and distribution business to continue to be cost-of-service based and also provide for a transition charge which recovers stranded costs, including nuclear regulatory assets.

         At this time, management continues to believe that the application of SFAS No. 71 for PSNH and NAEC remains appropriate. If the "Agreement to Settle PSNH Restructuring" (Settlement Agreement) is implemented, then PSNH will discontinue the application of SFAS No. 71 for the generation portion of its business and record an after-tax write-off of $225 million. PSNH's transmission and distribution business will continue to be rate-regulated on a cost-of-service basis as the Settlement Agreement allows for the recovery of the remaining regulatory assets through that portion of the business.

2.   COMMITMENTS AND CONTINGENCIES

     A.  Restructuring (CL&P, PSNH, WMECO)

         Connecticut: During 1999, the Connecticut Department of Public Utility Control (DPUC) approved an interim nuclear capital recovery mechanism for the period from January 1, 2000, until CL&P's nuclear units are sold at auction. On April 5, 2000, the DPUC issued a decision on CL&P's petition for reconsideration allowing CL&P to demonstrate, at the time of approval of the auction of the Millstone units, that the prudently incurred nuclear capital additions incurred subsequent to July 1, 1997, meet the Public Act's requirements as mitigation measures. Management believes these capital additions fall within the mitigation measures addressed in the restructuring legislation.

         The 1999 restructuring orders also allowed for securitization of CL&P's nonnuclear regulatory assets and the costs to buyout or buydown the various purchased-power contracts. Securitization is the process of monetizing stranded costs through the sale of nonrecourse debt securities by a special purpose entity, collateralized by CL&P's interests in its stranded cost recoveries. CL&P intends to file an application with the DPUC in May 2000 requesting authorization to securitize its stranded costs.

         New Hampshire: In August 1999, NU, PSNH and the state of New Hampshire signed a Settlement Agreement intended to settle a number of pending regulatory and court proceedings related to PSNH. The Settlement Agreement was submitted to the New Hampshire Public Utilities Commission (NHPUC) on August 2, 1999. The implementation of the Settlement Agreement is also contingent upon the issuance of rate reduction bonds. Issuance of the rate reduction bonds requires the initial approval of the NHPUC and final approval from the New Hampshire Legislature via enactment of appropriate legislation.
         Other approvals are also required from various federal and state regulatory agencies and financial lenders.

         On April 19, 2000, the NHPUC issued an order relating to the proposed Settlement Agreement. While the NHPUC approved much of the Settlement Agreement, it is directing a number of changes. The changes include adjusting the return level on certain rate base offsets, permitting the NHPUC greater autonomy in setting a minimum bid for Seabrook, crediting stranded costs with items identified as regulatory obligations by the NHPUC, revising the time frame and level of the recovery of certain stranded costs, decreasing the amount of assets that may be securitized, adjustments to rate design and fees, changes in the fossil and hydroelectric generation asset auction process, and establishing a higher cost level for transition service.

         On May 1, 2000, PSNH filed its response to the order with the NHPUC. In its response, PSNH agreed to meet most of the conditions set forth by the NHPUC and tentatively agreed to meet certain other conditions, subject to clarification.

         At the same time, PSNH filed a motion for a rehearing on the NHPUC directive requiring PSNH to immediately reduce stranded costs with certain regulatory obligations. On May 3, 2000, the NHPUC granted PSNH's motion for rehearing.

         Given the pending rehearing, and the possibility of PSNH rejecting a modified Settlement Agreement, as well as the additional outstanding approvals required under the Settlement Agreement, and the enactment of legislation by the New Hampshire Legislature approving securitization, management continues to believe the application of SFAS No. 71 is appropriate for PSNH at this time.

         Massachusetts: The restructuring orders issued in 1999 instructed WMECO to work with the Massachusetts attorney general regarding the recovery of nuclear capital additions made after WMECO's 1991 rate case. WMECO is currently in settlement negotiations with the Massachusetts attorney general on this issue. Management believes that these costs are recoverable and that there will not be a material impact on the results of operations.

         On April 18, 2000, WMECO filed its $261 million securitization plan with the Massachusetts Department of Telecommunications and Energy
         (DTE). The securitization plan requires DTE approval prior to implementation.

     B.  Nuclear Auction (CL&P, PSNH, WMECO)

         On April 19, 2000, the DPUC approved CL&P's divestiture plan for the Millstone units, including WMECO's and PSNH's, ownership interests. In its decision, the DPUC called for a process that would allow bidders to choose whether to bid on one or more of the plants or the entire facility as a whole and called for protection for current employees. Following state and federal regulatory approvals, the closing on the sale of the NU system's ownership interests in the Millstone units is expected in the spring of 2001.

     C.  Long-Term Contractual Arrangements (Select Energy)

         Select Energy, Inc. (Select Energy) maintains long-term agreements to purchase energy in the normal course of business as part of its portfolio of resources to meet its actual or expected sales commitments. The notional amount of these purchase contracts is $2.9 billion at March 31, 2000. These contracts extend through 2005 as follows (millions of dollars):

         Year
         ----

         2001       $  996
         2002          721
         2003          446
         2004          413
         2005          279
                    ------
         Total      $2,855
                    ======

     D.  Nuclear Litigation (NU, CL&P, WMECO)

         The non-NU joint owners of Millstone 3 (minority owners) filed demands for arbitration with CL&P and WMECO as well as lawsuits in Massachusetts Superior Court against NU and its current and former trustees related to the companies' operation of Millstone 3. During 1999, CL&P and WMECO agreed in principle to settle with certain minority owners, who own approximately 58 percent of the non-NU percentage of Millstone 3. During the first quarter of 2000, NU and its subsidiaries, CL&P and WMECO, agreed in principle to settle with three additional minority owners, who own approximately 5 percent of the non-NU percentage of Millstone 3 (2000 Settlement). The 2000 Settlement provides for the payment to the claimants of $3.3 million and certain contingent payments.

         Arbitration and litigation claims remain outstanding for the remaining 37 percent of the minority owners who have not agreed to settle. Management cannot estimate the potential outcome of the arbitration and litigation for the nonsettled minority owners. Therefore, no liability has been established as of March 31, 2000.

         Subsequent to March 31, 2000, a settlement was reached with an additional minority owner, who owns approximately 3 percent of the non-NU percentage of Millstone 3, under terms similar to those reached with the other settled non-NU Millstone 3 minority owners.

3.   INTEREST RATE AND GAS SUPPLY RISK MANAGEMENT INSTRUMENTS (NAEC, Yankee)

     A.  Interest Rate Risk Management Instruments

         NAEC uses swap instruments with financial institutions to hedge against interest rate risk associated with its $200 million variable-rate bank note. As of March 31, 2000, NAEC had outstanding agreements with a total notional value of $200 million and a positive mark-to-market position of $0.6 million.

         Yankee uses swap instruments with financial institutions to exchange fixed-rate interest obligations to a blend between fixed and variable-rate obligations without exchanging the underlying notional amounts. These instruments convert fixed interest rate obligations to variable rates. The notional amounts parallel the underlying debt levels and are used to measure interest to be paid or received and do not represent the exposure to credit loss. As of March 31, 2000, Yankee had outstanding agreements with a total notional value of $49 million and a negative mark-to-market position of $0.8 million.

     B.  Gas Supply Risk Management Instruments

         Yankee Gas Services Company (Yankee Gas) has a gas service agreement with certain customers to supply gas at fixed prices for a 10-year term extending though 2005. Yankee Gas has hedged its gas supply risk under this agreement through a commodity swap agreement. Under this commodity swap agreement, the purchase price of a specified quantity of gas is effectively fixed over the term of the gas service agreement which extends through 2005. As of March 31, 2000, the commodity swap agreement had a notional value of $19.7 million and a negative mark-to-market position of $2.7 million.

4.   COMPREHENSIVE INCOME (NU, CL&P, PSNH, WMECO)

     The total comprehensive income/(loss), which includes all comprehensive income items, for the NU system is as follows:

                                          Three Months Ended March 31,
                                           2000                 1999
                                           ----                 ----
                                             (Millions of Dollars)

     NU Consolidated                      $74.6               $ 18.6
     CL&P                                  46.9                (16.9)
     PSNH                                  16.1                 23.4
     WMECO                                 10.4                  4.1

5.   EARNINGS PER SHARE (NU)

     Earnings per share (EPS) is computed based upon the weighted average number of common shares outstanding during each period. Diluted EPS is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect if certain securities are converted into common stock.

     The following table sets forth the components of basic and diluted EPS:

------------------------------------------------------------------------------
 (Millions of Dollars,                       Three Months Ended March 31,
 except per share data)                          2000             1999
------------------------------------------------------------------------------
Income after interest charges                    $79.4            $24.4
 Preferred dividends of subsidiaries               4.8              5.9
------------------------------------------------------------------------------
Net income                                       $74.6            $18.5
------------------------------------------------------------------------------
Basic EPS common shares
  outstanding (average)                    135,668,372      131,110,491
Dilutive effect of employee
  stock options                                561,158          385,862
-----------------------------------------------------------------------------
Diluted EPS common shares
  outstanding (average)                    136,229,530      131,496,353
-----------------------------------------------------------------------------
Basic EPS                                        $0.55            $0.14
Diluted EPS                                      $0.55            $0.14
-----------------------------------------------------------------------------

6.   SEGMENT INFORMATION (NU)

     The NU system is organized between regulated utilities (electric and gas for the three months ended March 31, 2000, and electric only for the three months ended March 31, 1999) and unregulated energy services. The total regulated utilities segment represents approximately 69 percent and 91 percent of the NU system's total revenue for the three months ended
     March 31, 2000 and 1999, respectively, and is comprised of several business units.

     Regulated utilities revenues primarily are derived from residential, commercial and industrial customers and are not dependent on any single customer. The unregulated energy services segment has two major customers, one unaffiliated company and CL&P. Their purchases represented approximately 13 percent and 38 percent, respectively, for the three months ended March 31, 2000. The unaffiliated company represents 44 percent of its total revenues for the three months ended March 31, 1999.

     The unregulated energy services segment in the following table includes HEC Inc. (HEC), a provider of energy management, demand-side management and related consulting services for commercial, industrial and institutional electric companies and electric utility companies; Holyoke Water Power Company, a company engaged in the production and distribution of electric power; Northeast Generation Company (NGC), a corporation that acquires and manages generation facilities; Northeast Generation Services Company, a corporation that maintains and services any fossil or hydroelectric facility that is acquired or contracted with for fossil or hydroelectric generation services; Select Energy, a corporation engaged in the marketing, transportation, storage, and sale of energy commodities, at wholesale, in designated geographical areas and in the marketing of electricity to retail customers.

     Other in the following table includes the results for Mode 1 Communications, Inc. (Mode 1), an investor in a fiber-optic communications network. Mode 1 had a net loss of $1.3 million and $1 million for the three months ended March 31, 2000 and 1999, respectively. Interest expense included in Other primarily relates to the debt of NU parent. Inter-segment eliminations of revenues and expenses are also included in Other.

                        For the Three Months Ended March 31, 2000
                ----------------------------------------------------------
                                     Unregulated
(Millions of   Regulated Utilities      Energy
  Dollars)     Electric       Gas      Services     Other      Total
               --------       ---      --------     -----      -----

Operating
  revenues    $   925.3   $    32.8   $   437.3   $   (13.1)   $1,382.3
Operating
  expenses       (797.4)      (27.9)     (428.3)        6.7    (1,246.9)
              ---------   ---------   ---------   ---------    --------
Operating
  income/
  (loss)          127.9         4.9         9.0        (6.4)      135.4

Other
  income/
  (expense)        10.8        (0.5)        0.7        (0.8)       10.2
Interest
  expense         (52.8)       (1.3)       (6.0)       (6.1)      (66.2)
Preferred
  dividends        (4.8)         -           -           -         (4.8)
              ---------   ---------   ---------   ---------   ---------
Net income/
  (loss)      $    81.1   $     3.1   $     3.7   $   (13.3)  $    74.6
              =========   =========   =========   =========   =========
Total assets  $ 9,393.8   $   873.2   $   661.2   $  (187.2)  $10,741.0
              =========   =========   =========   =========   =========


                       For the Three Months Ended March 31, 1999
               -----------------------------------------------------
               Regulated      Unregulated
(Millions of   Electric         Energy
  Dollars)     Utilities       Services        Other          Total
               --------       ----------      -------         -----
Operating
  revenues     $   946.8      $   101.7      $    (5.1)    $ 1,043.4
Operating
  expenses        (865.9)        (105.7)          17.8        (953.8)
               ---------      ---------      ---------     ----------
Operating
  income/
  (loss)            80.9           (4.0)          12.7          89.6

Other
  income/
  (expense)          6.3            0.3           (2.8)          3.8
Interest
  expense          (64.3)          (1.0)          (3.8)        (69.1)
Preferred
  dividends         (5.9)            -              -           (5.9)
               ---------      ---------      ---------     ---------
Net income/
  (loss)       $    17.0      $    (4.7)     $     6.1     $    18.4
               =========      =========      =========     =========
Total assets   $10,090.6      $   143.4      $   150.7     $10,384.7
               =========      =========      =========     =========

7.   SHORT-TERM DEBT (NGC)

     In March 2000, CL&P and WMECO transferred 1,289 megawatts (MW) of hydroelectric generation assets in Connecticut and Massachusetts to NGC, an affiliated company, for approximately $865.5 million.

     To finance the transfer, on March 9, 2000, NGC entered into a new short-term credit agreement with a total commitment amount of $865.5 million, collateralized by the generation assets transferred. Under the short-term credit agreement, $435.5 million of the commitment matured on March 14, 2000, and was repaid. The remaining $430 million under the short-term credit agreement was outstanding at March 31, 2000, and, unless extended, has a maturity date of December 29, 2000.

     The remaining $430 million under the short-term credit agreement bears interest at variable rates plus an applicable margin. As of March 31, 2000, the interest rate was 8.14 percent.

     The short-term credit agreement provides that NGC must comply with certain financial and nonfinancial covenants as are customarily included in such agreements, including, but not limited to, common equity ratios.

8.   MERGER WITH YANKEE (NU, Yankee)

     In January 2000, the Securities and Exchange Commission granted final approval of the merger between NU and Yankee. On March 1, 2000, NU acquired Yankee, and Yankee became a wholly owned subsidiary of NU. Yankee's results of operations have been included in NU's consolidated results of operations since March 1, 2000. Yankee is the parent of Yankee Gas, the largest natural gas distribution company in Connecticut. The transaction is being accounted for under the purchase method of accounting.

     NU paid $45 per share or $478.5 million in cash and stock for all Yankee shares. In addition, NU assumed $164 million of Yankee's outstanding long-term debt and all of its short-term debt which totaled $70 million at closing. Yankee shareholders received approximately 45 percent of the $478.5 million in NU common shares and approximately 55 percent in cash. The merger is valued at $478.5 million based on the $261.4 million of cash NU paid to Yankee shareholders and the 11,144,762 NU common shares Yankee shareholders received. NU arranged financing for the cash portion of the transaction as described below and met the stock component of the transaction by issuing new NU shares. NU expects to reacquire and retire approximately 10 million shares later this year by closing out a forward share purchase program with proceeds from restructuring. The forward share purchase program was conducted late in 1999 and early in 2000 through two financial institutions. NU is prohibited from purchasing additional shares under its merger agreement with Consolidated Edison, Inc. (Con Edison), with certain limited exceptions.

     Yankee will continue to act as the holding company of Yankee Gas and its four active nonutility subsidiaries, NorConn Properties, Inc., which holds certain real property and facilities of Yankee; Yankee Energy Financial Services Company, which provides customers with financing for energy equipment installations; Yankee Energy Services Company (YESCO), which provides energy-related services, and; R.M. Services, Inc., which provides debt collection services to utilities and other businesses nationwide.
     It is expected that YESCO's business will be closely coordinated with HEC's energy management business.

     The goodwill created as a result of the transaction was $322.9 million, the majority of which is being amortized on a straight-line basis over a 40-year period. Assuming NU and Yankee had combined as of January 1, 2000, NU's operating revenues, net income, and EPS would have been $1.48 billion, $75.6 million and $0.56 per share, respectively, for the three months ended March 31, 2000. In accordance with Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of
     Purchased Enterprises," purchase price adjustments and preacquisition contingencies may be adjusted during the "allocation period" which usually should not exceed one year. As such, this pro forma information may be adjusted as preacquisition contingencies are resolved.

     In conjunction with the closing of the Yankee merger, NU assumed $35 million in additional environmental remediation reserves as of March 1, 2000.

     To finance the cash portion of the transaction, on March 1, 2000, NU entered into a new term loan agreement for $266 million. Unless extended, the new term loan agreement will expire on February 28, 2001. At
     March 31, 2000, there was $263 million in borrowings under this facility.

     Under the term loan agreement, NU may borrow at variable rates plus an applicable margin based upon NU's most senior unsecured debt as rated by the lower of Standard & Poor's or Moody's Investors Service. As of March 31, 2000, the interest rate was 8.125 percent.

     The term loan agreement provides that NU must comply with certain financial and nonfinancial covenants as are customarily included in such agreements, including, but not limited to, common equity ratios, interest coverage ratios and cash flow ratios.

9.   MERGER AGREEMENT WITH CON EDISON (NU)

     The Maine Public Utilities Commission and the Vermont Public Service Board granted approval of the merger between NU and Con Edison on March 17, 2000 and March 30, 2000, respectively.

     On April 14, 2000, NU and Con Edison shareholders approved the proposed merger of the two companies.

     The merger is subject to the approval of other regulatory agencies. The two companies expect that, following the receipt of all required regulatory approvals, the merger will be completed in 2000.


                      PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

1.  Shareholder Lawsuits - Joint Proxy with Con Edison.

(NU) A shareholder class action complaint was filed in the United States District Court for the Southern District of New York on March 29, 2000. The complaint names NU, the members of the NU Board of Trustees and Con Edison as defendants.

The complaint alleges that the joint proxy statement/prospectus relating to the proposed merger between NU and Con Edison is materially misleading because, among other reasons, the joint proxy statement/prospectus failed to disclose potential liabilities relating to the operation of Indian Point 2 and the shutdown of the facility on February 15, 2000. The complaint also alleges that the NU Board of Trustees breached their fiduciary duties by causing NU to enter into the merger agreement with Con Edison.

The plaintiffs, who have instituted other lawsuits to challenge the merger (disclosed in the joint proxy statement/prospectus), seek various forms of relief, including, among other things, enjoining the merger. The plaintiffs also seek to recover costs and attorneys' fees incurred in the class action. NU believes that the action is without merit and intends to vigorously oppose the complaint.

For more information regarding this matter, see NU's current report on Form 8-K dated March 29, 2000, File No. 1-5324.

2.  Millstone 3 - Joint Owner Litigation

For more information regarding additional settlements in this matter, see
Note 2D, "Commitments and Contingencies - Nuclear Litigation," to the consolidated financial statements and "Part I, Item 3 - Legal Proceedings" in NU's 1999 Annual Report on Form 10-K.

3.  Millstone 3 - Damage to Fish Population Lawsuits

(NU, CL&P, PSNH, and WMECO) On April 20, 2000, two lawsuits were filed in New London Superior Court against Northeast Nuclear Energy Company (NNECO) and the Northeast Utilities Service Company (NUSCO) seeking to enjoin operations at Millstone due to alleged damage caused to the winter flounder population in the Niantic River and Long Island Sound. The first action, brought by certain citizens groups seeks a temporary injunction to suspend Millstone 3 operations through the second week of June, 2000. A hearing on the defendants' motion to dismiss was held on May 3, 2000.

The second action, brought by two fishermen, alleges two counts: common law nuisance and tortious interference with a business expectancy. The suit alleges that Millstone has engaged in various actions, including entrainment of winter flounder, that has caused the two fishermen to suffer damages. The suit seeks, among other claims of relief, temporary and permanent injunctions to suspend Millstone operations during the winter flounder spawning season, conversion of Millstone to a close-cooling system or, in the alternative, permanent shutdown and compensatory and punitive damages. A hearing has yet to be scheduled in this matter, but management believes that the suit is without merit and intends to vigorously oppose it.

On April 24, 2000, a third lawsuit was filed in Hartford Superior Court against NUSCO, NNECO and the Commissioner of the Department of Environmental Protection
(DEP) challenging the validity of previously issued DEP emergency and temporary authorizations allowing Millstone to discharge wastewater not expressly authorized by the facility's National Pollution Discharge Elimination System permit. The suit seeks a temporary and permanent injunction against operations at Millstone 1, 2 and 3. A hearing on this matter is scheduled for May 15, 2000.

4.  Shareholder Securities Class Actions - Nuclear Matters

(NU) Consolidated Federal Court Actions: Pursuant to a court order dated October 1, 1997, the six class actions separately filed against NU in 1996 were consolidated for pre-trial and trial purposes. The actions are based on various federal securities law and common law theories alleging misrepresentations and omissions in public disclosures related to the NU system's nuclear problems, which resulted in extended outages at Millstone and impacted the financial condition of NU and certain of its subsidiaries. These complaints represent classes of plaintiffs who purchased or otherwise acquired NU common stock during periods ranging from March 1994 to April 1996.

The parties have executed a settlement agreement and, on March 27, 2000, filed the agreement with the Federal court. On that date, the court also approved the form of the settlement notice to be sent to shareholder class members and set down a schedule for the mailing of the notice (May 10, 2000), the formal hearing to approve the settlement (July 24, 2000), and the date to file proof of claim forms (September 29, 2000). Any class member who wants to object to or opt-out of the settlement must do so in writing by July 5, 2000.

For more information regarding this matter, see "Item 3 - Legal Proceedings" in NU's 1999 Annual Report on Form 10-K.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Listing of Exhibits

     Exhibit No.     Description
     -----------     -----------

       10.1          Amendment to Employment Agreement
       15            Arthur Andersen LLP Letter Regarding Unaudited Financial
                     Information
       27            NU Financial Data Schedule
       27.1          CL&P Financial Data Schedule
       27.2          PSNH Financial Data Schedule
       27.3          WMECO Financial Data Schedule
       27.4          NAEC Financial Data Schedule

(b)  Reports on Form 8-K:

     NU filed a current report on Form 8-K dated February 29, 2000, disclosing:

     o The 1999 financial statements for NU consolidated and notes thereto and management's discussion and analysis of financial condition and results of operations relating to the 1999 financial statements.

     NU filed a current report on Form 8-K dated March 1, 2000, disclosing:

     o  The completion of the merger with Yankee.

     NU, CL&P and WMECO filed current reports on Form 8-K dated March 14, 2000, disclosing:

     o The transfer of approximately 1,289 MW of hydroelectric and pumped storage generation assets in Connecticut and Massachusetts to NGC.

     NU filed a current report on Form 8-K dated March 29, 2000, disclosing:

     o The supplement to the joint proxy statement/prospectus for the special meeting of shareholders related to the Con Edison merger.




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


                                         NORTHEAST UTILITIES
                                         -------------------
                                             Registrant



Date:  May 10, 2000                By /s/ John H. Forsgren
                                      ---------------------------------
                                          John H. Forsgren
                                          Executive Vice President
                                          and Chief Financial Officer


Date:  May 10, 2000                By /s/ John J. Roman
                                      ---------------------------------
                                          John J. Roman
                                          Vice President and Controller




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


                                THE CONNECTICUT LIGHT AND POWER COMPANY
                                ---------------------------------------
                                               Registrant



Date:  May 10, 2000                By /s/ Randy A. Shoop
                                      ---------------------------------
                                          Randy A. Shoop
                                          Treasurer



Date:  May 10, 2000                By /s/ John P. Stack
                                      ---------------------------------
                                          John P. Stack
                                          Controller




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


                                 PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
                                 ---------------------------------------
                                              Registrant



Date:  May 10, 2000                By /s/ David R. McHale
                                      ---------------------------------
                                          David R. McHale
                                          Vice President and Treasurer



Date:  May 10, 2000                By /s/ John J. Roman
                                      ---------------------------------
                                          John J. Roman
                                          Vice President and Controller



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


                                  WESTERN MASSACHUSETTS ELECTRIC COMPANY
                                  --------------------------------------
                                               Registrant



Date:  May 10, 2000                By /s/ David R. McHale
                                      ---------------------------------
                                          David R. McHale
                                          Vice President and Treasurer



Date:  May 10, 2000                By /s/ John J. Roman
                                      ---------------------------------
                                          John J. Roman
                                          Vice President and Controller





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


                                      NORTH ATLANTIC ENERGY CORPORATION
                                      ---------------------------------
                                                Registrant



Date:  May 10, 2000                By /s/ David R. McHale
                                      ---------------------------------
                                          David R. McHale
                                          Vice President and Treasurer



Date:  May 10, 2000                By /s/ John J. Roman
                                      ---------------------------------
                                          John J. Roman
                                          Vice President and Controller





Exhibit 10.1


                       AMENDMENT TO EMPLOYMENT AGREEMENT


This Amendment, dated as of March 21, 2000, is to the Employment Agreement, dated as of August 21, 1996, by and between Northeast Utilities Service Company (the "Company") and Bruce D. Kenyon ("Executive"), as amended. Terms used but not defined in this Amendment shall have the meanings assigned to them in the Employment Agreement.

In consideration of Executive's continued employment by the Company, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by the parties, the Company and Executive agree as follows:

A.   That Section 1.5(ii) is amended to read as follows:

    (ii) if Executive retires at any time after three years of service with the Company, he will be deemed to have two additional years of service solely for purposes of the Special Retirement Benefit and will be entitled to receive that benefit based on service including such additional years of service.

IN WITNESS WHEREOF, the undersigned, intending to be legally bound, have executed this Amendment as of the date first above written.



NORTHEAST UTILITIES SERVICE COMPANY                           EXECUTIVE


By   /s/ C. W. Grise                                       /s/ B. D. Kenyon
Its Senior Vice President, Secretary                        Bruce D. Kenyon
     and General Counsel




Exhibit 15



May 10, 2000


To Northeast Utilities:


We are aware that Northeast Utilities has incorporated by reference in its Registration Statements No. 33-34622, No. 33-40156, No. 33-44814,
No. 33-63023, No. 33-55279, No. 33-56537, No. 333-52413, No. 333-52415,
and No. 333-85613, its Form 10-Q for the quarter ended March 31, 2000, which includes our report dated May 10, 2000, covering the unaudited interim financial information contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.


Very truly yours,


/s/ Arthur Andersen LLP
    Arthur Andersen LLP