Form 10-Q
period 2000-06-30
NORTHEAST UTILITIES SYSTEM; CONNECTICUT LIGHT & POWER CO; WESTERN MASSACHUSETTS ELECTRIC CO; PUBLIC SERVICE CO OF NEW HAMPSHIRE; NORTH ATLANTIC ENERGY CORP /NH
filed 2000-08-11
CIK 72741, 23426, 106170, 315256, 880416

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                                 -------------
                                       OR

         [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                              Yes  X             No
                                  ---               ---

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

Company - Class of Stock                        Outstanding at July 31, 2000
------------------------                        ----------------------------

Northeast Utilities
Common shares, $5.00 par value                  148,670,036 shares

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

Western Massachusetts Electric Company
Common stock, $25.00 par value                  590,093 shares

North Atlantic Energy Corporation
Common stock, $1.00 par value                   1,000 shares




                              GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report:

COMPANIES

CL&P.......................... The Connecticut Light and Power Company
CMEEC......................... Connecticut Municipal Electric Energy
                               Cooperative
Con Edison.................... Consolidated Edison, Inc.
Dominion...................... Dominion Resources Inc.
Mode 1........................ Mode 1 Communications, Inc.
NAEC.......................... North Atlantic Energy Corporation
NGC........................... Northeast Generation Company
NNECO......................... Northeast Nuclear Energy Company
NU............................ Northeast Utilities
NU system..................... The Northeast Utilities system companies, including NU and its wholly owned operating
                               subsidiaries:  CL&P, PSNH, WMECO, NAEC,
                               and Yankee
NUSCO......................... Northeast Utilities Service Company
PSNH.......................... Public Service Company of New Hampshire
Select Energy................. Select Energy, Inc.
WMECO......................... Western Massachusetts Electric Company
Yankee........................ Yankee Energy System, Inc.
Yankee Gas.................... Yankee Gas Services Company

NUCLEAR UNITS

Millstone 1................... Millstone Unit No. 1, a 660 MW nuclear unit completed in 1970 - currently in decommissioning status
Millstone 2................... Millstone Unit No. 2, an 870 MW nuclear electric generating unit completed in 1975
Millstone 3................... Millstone Unit No. 3, a 1,154 MW nuclear electric generating unit completed in 1986
Seabrook...................... Seabrook Unit No. 1, a 1,148 MW nuclear electric generating unit completed in 1986; Seabrook went into service in 1990.

REGULATORS

CDEP.......................... Connecticut Department of Environmental
                               Protection
DOJ........................... U.S. Department of Justice Antitrust Division
DPUC.......................... Connecticut Department of Public Utility Control
DTE........................... Massachusetts Department of Telecommunications
                               and Energy
NHPUC......................... New Hampshire Public Utilities Commission
SEC........................... Securities and Exchange Commission
UOMA.......................... Utility Operations and Management Unit

OTHER

EPS........................... Earnings per share
ESPP.......................... Employee Stock Purchase Plan
Moody's....................... Moody's Investors Service
MW............................ Megawatts
NPDES......................... National Pollution Discharge Elimination System
NU 1999 Form 10-K............. The NU system combined 1999 Form 10-K as filed with the SEC.
O&M........................... Operation and maintenance
Settlement Agreement.......... "Agreement to Settle PSNH Restructuring"
SFAS.......................... Statement of Financial Accounting Standards



                      Northeast Utilities and Subsidiaries
             The Connecticut Light and Power Company and Subsidiaries
                     Public Service Company of New Hampshire
              Western Massachusetts Electric Company and Subsidiary
                       North Atlantic Energy Corporation

                               TABLE OF CONTENTS
                               -----------------

                                                                       Page
                                                                       ----

Part I.   Financial Information

     Item 1.   Financial Statements (Unaudited)

               and

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations

          For the following companies:

          Northeast Utilities and Subsidiaries

               Consolidated Balance Sheets -
               June 30, 2000 and December 31, 1999..................    2

               Consolidated Statements of Income -
               Three Months and Six Months Ended
               June 30, 2000 and 1999...............................    4

               Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 2000 and 1999..............    5

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations........    6

               Report of Independent Public Accountants.............   16

          The Connecticut Light and Power Company
          and Subsidiaries

               Consolidated Balance Sheets -
               June 30, 2000 and December 31, 1999..................   18

               Consolidated Statements of Income -
               Three Months and Six Months Ended
               June 30, 2000 and 1999...............................   20

               Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 2000 and 1999..............   21

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations........   22

          Public Service Company of New Hampshire

               Balance Sheets -
               June 30, 2000 and December 31, 1999..................   28

               Statements of Income -
               Three Months and Six Months Ended
               June 30, 2000 and 1999...............................   30

               Statements of Cash Flows -
               Six Months Ended June 30, 2000 and 1999..............   31

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations........   32

          Western Massachusetts Electric Company and Subsidiary

               Consolidated Balance Sheets -
               June 30, 2000 and December 31, 1999..................   36

               Consolidated Statements of Income -
               Three Months and Six Months Ended
               June 30, 2000 and 1999...............................   38

               Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 2000 and 1999..............   39

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations........   40

          North Atlantic Energy Corporation

               Balance Sheets -
               June 30, 2000 and December 31, 1999..................   46

               Statements of Income -
               Three Months and Six Months Ended
               June 30, 2000 and 1999...............................   48

               Statements of Cash Flows -
               Six Months Ended June 30, 2000 and 1999..............   49

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations........   50

          Notes to Financial Statements
          (unaudited - all companies)...............................   52

Part II.  Other Information

          Item 1.   Legal Proceedings...............................   61

          Item 4.   Submission of Matters to a Vote
                    of Security Holders.............................   62

          Item 5.   Other Information...............................   65

          Item 6.   Exhibits and Reports on Form 8-K................   65

Signatures..........................................................   66



                      NORTHEAST UTILITIES AND SUBSIDIARIES





                      NORTHEAST UTILITIES AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              June 30,
                                                                2000        December 31,
                                                            (Unaudited)         1999
                                                           -------------   -------------
                                                               (Thousands of Dollars)
ASSETS
------

Utility Plant, at cost:
  Electric................................................ $  9,282,584    $  9,185,272
  Gas and other...........................................      842,077         226,002
                                                           -------------   -------------
                                                             10,124,661       9,411,274
     Less: Accumulated provision for depreciation.........    6,431,583       6,088,310
                                                           -------------   -------------
                                                              3,693,078       3,322,964
  Unamortized PSNH acquisition costs......................      310,228         324,437
  Construction work in progress...........................      183,916         177,504
  Nuclear fuel, net.......................................      124,262         122,529
                                                           -------------   -------------
     Total net utility plant..............................    4,311,484       3,947,434
                                                           -------------   -------------
Other Property and Investments:
  Nuclear decommissioning trusts, at market...............      739,107         711,910
  Investments in regional nuclear generating
   companies, at equity...................................       81,849          81,503
  Other, at cost..........................................      119,318          94,768
                                                           -------------   -------------
                                                                940,274         888,181
                                                           -------------   -------------
Current Assets:
  Cash and cash equivalents...............................      301,636         255,154
  Investments in securitizable assets.....................       65,929         107,620
  Receivables, net........................................      488,432         310,190
  Unbilled revenues.......................................       87,913          75,728
  Fuel, materials and supplies, at average cost...........      171,566         171,496
  Recoverable energy costs, net - current portion.........      108,305          73,721
  Prepayments and other...................................      223,930          77,371
                                                           -------------   -------------
                                                              1,447,711       1,071,280
                                                           -------------   -------------
Deferred Charges:
  Regulatory assets:
    Recoverable nuclear costs.............................    2,133,679       2,210,767
    Income taxes, net.....................................      615,432         636,563
    Deferred costs - nuclear plants.......................       71,142         111,588
    Unrecovered contractual obligations...................      328,886         349,189
    Recoverable energy costs, net.........................      194,904         228,166
    Other.................................................      150,722         106,166
  Unamortized debt expense................................       36,480          39,192
  Goodwill and other purchased intangible assets..........      336,570          23,542
  Other ..................................................      194,959          75,984
                                                           ------------    ------------
                                                              4,062,774       3,781,157
                                                           ------------    ------------

Total Assets.............................................. $ 10,762,243    $  9,688,052
                                                           ============    ============

The accompanying notes are an integral part of these financial statements.




                      NORTHEAST UTILITIES AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              June 30,
                                                                2000        December 31,
                                                            (Unaudited)         1999
                                                           -------------   -------------
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common shareholders' equity:
    Common shares, $5 par value - authorized
     225,000,000 shares; 148,680,841 shares issued and
     143,455,129 shares outstanding in 2000 and
     137,393,829 shares issued and 131,870,284 shares
     outstanding in 1999.................................. $    743,404    $    686,969
    Capital surplus, paid in..............................    1,102,334         940,726
    Deferred contribution plan - employee stock
      ownership plan......................................     (121,381)       (127,725)
    Retained earnings.....................................      639,973         581,817
    Accumulated other comprehensive income................        1,524           1,524
                                                           -------------   -------------
           Total common shareholders' equity..............    2,365,854       2,083,311
  Preferred stock not subject to mandatory redemption.....      136,200         136,200
  Preferred stock subject to mandatory redemption.........       15,000         121,289
  Long-term debt..........................................    2,211,019       2,372,341
                                                           -------------   -------------
           Total capitalization...........................    4,728,073       4,713,141
                                                           -------------   -------------
Minority Interest in Consolidated Subsidiary..............      100,000         100,000
                                                           -------------   -------------
Obligations Under Capital Leases..........................       60,220          62,824
                                                           -------------   -------------
Current Liabilities:
  Notes payable to banks..................................    1,104,000         278,000
  Long-term debt and preferred stock - current portion....      479,834         503,315
  Obligations under capital leases - current portion......      111,496         118,469
  Accounts payable........................................      547,509         347,321
  Accrued taxes...........................................      142,890         158,684
  Accrued interest........................................       37,050          37,904
  Other...................................................      109,502         126,768
                                                           -------------    ------------
                                                              2,532,281       1,570,461
                                                           -------------    ------------

Deferred Credits and Other Long-term Liabilities:
  Accumulated deferred income taxes.......................    1,699,169       1,688,114
  Accumulated deferred investment tax credits.............      142,359         140,407
  Decommissioning obligation - Millstone 1................      662,209         702,351
  Deferred contractual obligations........................      326,582         358,387
  Other...................................................      511,350         352,367
                                                           -------------    ------------
                                                              3,341,669       3,241,626
                                                           -------------    ------------

Commitments and Contingencies (Note 2)

Total Capitalization and Liabilities...................... $ 10,762,243    $  9,688,052
                                                           =============   =============

The accompanying notes are an integral part of these financial statements.




                      NORTHEAST UTILITIES AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                    Three Months Ended           Six Months Ended
                                                         June 30,                    June 30,
                                                --------------------------- ---------------------------
                                                     2000          1999          2000          1999
                                                ------------- ------------- ------------- -------------
                                                    (Thousands of Dollars, except share information)

Operating Revenues............................. $  1,414,973  $  1,038,569  $  2,797,294  $  2,081,976
                                                ------------- ------------- ------------- -------------
Operating Expenses:
 Operation -
  Fuel, purchased and net interchange power....      816,165       435,173     1,584,537       868,487
  Other........................................      192,960       203,261       394,421       386,637
 Maintenance...................................       70,722        96,357       121,490       193,508
 Depreciation..................................       58,946        82,775       119,338       167,123
 Amortization of regulatory assets, net........       68,318        70,535       113,450       133,061
 Federal and state income taxes................       47,445        33,107       109,870        55,547
 Taxes other than income taxes.................       61,325        60,869       119,687       131,483
                                                ------------- ------------- ------------- -------------
        Total operating expenses...............    1,315,881       982,077     2,562,793     1,935,846
                                                ------------- ------------- ------------- -------------
Operating Income...............................       99,092        56,492       234,501       146,130
                                                ------------- ------------- ------------- -------------
Other Income/(Loss):
  Equity in earnings of regional nuclear
     generating and transmission companies.....        1,699         2,009         3,525         3,502
  Nuclear related costs........................      (15,572)       (1,313)      (18,373)       (2,684)
  Other, net...................................       (7,736)        1,157        (2,088)          785
  Minority interest in loss of subsidiary......       (2,325)       (2,325)       (4,650)       (4,650)
  Income taxes.................................       21,119        14,045        28,955        20,439
                                                ------------- ------------- ------------- -------------
        Other (loss)/income, net...............       (2,815)       13,573         7,369        17,392
                                                ------------- ------------- ------------- -------------
        Income before interest charges.........       96,277        70,065       241,870       163,522
                                                ------------- ------------- ------------- -------------
Interest Charges:
  Interest on long-term debt...................       52,300        65,366       108,184       132,825
  Other interest...............................       28,921           780        40,601         4,833
  Deferred interest - nuclear plants...........       (1,063)       (2,249)       (2,379)       (4,689)
                                                ------------- ------------- ------------- -------------
        Interest charges, net..................       80,158        63,897       146,406       132,969
                                                ------------- ------------- ------------- -------------

        Income after interest charges..........       16,119         6,168        95,464        30,553

Preferred Dividends of Subsidiaries............        3,913         5,940         8,671        11,881
                                                ------------- ------------- ------------- -------------
Net Income..................................... $     12,206  $        228  $     86,793  $     18,672
                                                ============= ============= ============= =============

Basic Earnings Per Common Share................ $       0.09  $       -     $       0.62  $       0.14
                                                ============= ============= ============= =============
Fully Diluted Earnings Per Common Share........ $       0.08  $       -     $       0.62  $       0.14
                                                ============= ============= ============= =============
Common Shares Outstanding (average)............  143,284,493   131,317,892   139,476,432   131,214,191
                                                ============= ============= ============= =============

The accompanying notes are an integral part of these financial statements.


                      NORTHEAST UTILITIES AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Six Months Ended
                                                                     June 30,
                                                             -----------------------
                                                                 2000        1999
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  Income after interest charges............................. $   95,464  $   30,553
  Adjustments to reconcile to net cash
   provided by operating activities:
    Depreciation............................................    119,338     167,123
    Deferred income taxes and investment tax credits, net...    (18,035)     (3,961)
    Amortization of regulatory assets, net..................    113,450     133,061
    Amortization of recoverable energy costs................     (1,435)    (17,132)
    Net other sources of cash...............................     26,903      89,449
  Changes in working capital:
    Receivables and unbilled revenues, net..................    (87,260)   (138,976)
    Fuel, materials and supplies............................      4,595       4,323
    Accounts payable........................................    179,674     141,818
    Accrued taxes...........................................    (39,305)     16,251
    Investments in securitizable assets.....................     41,691     113,458
    Other working capital (excludes cash)...................   (167,876)    (66,206)
                                                             ----------- -----------
Net cash provided by operating activities...................    267,204     469,761
                                                             ----------- -----------
Investing Activities:
  Investment in plant:
    Electric, gas and other utility plant...................   (137,143)   (127,195)
    Nuclear fuel............................................    (28,983)    (37,893)
                                                             ----------- -----------
  Net cash flows used for investments in plant..............   (166,126)   (165,088)
  Investments in nuclear decommissioning trusts.............    (32,911)    (34,696)
  Acquisition of unregulated businesses.....................       -        (22,985)
  Other investment activities, net..........................    (25,696)    (25,165)
  Payment for purchase of Yankee, net of cash acquired......   (260,347)       -
                                                             ----------- -----------
Net cash flows used in investing activities.................   (485,080)   (247,934)
                                                             ----------- -----------
Financing Activities:
  Issuance of common shares.................................      2,456       2,962
  Issuance of long-term debt................................     26,477       6,700
  Net increase in short-term debt...........................    756,000     228,000
  Reacquisitions and retirements of long-term debt..........   (357,227)   (336,945)
  Reacquisitions and retirements of preferred stock.........   (126,039)    (26,500)
  Cash dividends on preferred stock.........................     (8,671)    (11,881)
  Cash dividends on common shares...........................    (28,638)       -
                                                             ----------- -----------
Net cash flows provided by/(used in) financing activities...    264,358    (137,664)
                                                             ----------- -----------
Net increase in cash and cash equivalents for the period....     46,482      84,163
Cash and cash equivalents - beginning of period.............    255,154     136,155
                                                             ----------- -----------
Cash and cash equivalents - end of period................... $  301,636  $  220,318
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




                      NORTHEAST UTILITIES AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


This discussion should be read in conjunction with the consolidated financial statements and footnotes in this Form 10-Q, the First Quarter 2000 Form 10-Q and the 1999 Form 10-K.

FINANCIAL CONDITION

Overview

The financial improvement that began in 1999 continued through the six months ended June 30, 2000. Northeast Utilities' (NU) 2000 year-to-date results benefited from strong operating performance at the Millstone 2 and 3 and Seabrook nuclear units, retail sales growth, continued control over operation and maintenance (O&M) expenses, and better results in NU's unregulated businesses.

Historically, second quarter earnings have been significantly lower due to the seasonality of NU's retail sales. Despite this factor, NU earned $12.2 million, or $0.09 per basic share, for the three months ended June 30, 2000, compared with essentially break-even results for the three months ended
June 30, 1999. NU earned $0.08 per share, for the three months ended June 30, 2000, on a fully diluted basis. The second quarter of 2000 results include after-tax charges of $8 million, or $0.06 per share, associated with Millstone-related litigation. The second quarter of 1999 had no significant nonrecurring charges or gains.

NU earned $86.8 million, or $0.62 per share, for the six months ended June 30, 2000, compared with $18.7 million, or $0.14 per share, for the six months ended June 30, 1999.

The impact of Yankee Energy System, Inc.'s (Yankee) results, combined with the issuance of approximately 11.1 million NU common shares to former Yankee shareholders and the issuance of short-term debt to finance the cash portion of the merger, had a 5 cent per share dilutive impact on NU's earnings for the second quarter of 2000. Typically, this quarter is the weakest for Yankee due to the seasonality of its business.

For the three months ended June 30, 2000, NU's revenues totaled $1.41 billion, up 36 percent from revenues of $1.04 billion for the three months ended
June 30, 1999. For the six months ended June 30, 2000, NU's revenues totaled $2.8 billion, up 34 percent from revenues of $2.08 billion for the six months ended June 30, 1999. This growth was primarily due to the increased revenues of NU's unregulated energy service subsidiaries as a result of an expansion of their electric and gas businesses and higher electric sales from NU's regulated subsidiaries. Retail electric sales from NU's regulated subsidiaries benefited from a 2.1 percent increase for the six months ended June 30, 2000, compared with the six months ended June 30, 1999, despite milder weather. However, the growth in sales was more than offset by The Connecticut Light and Power Company's (CL&P) retail rate reduction of 5 percent in January 2000.

Aside from increased revenues, the primary reasons for better operating results for the six months ended June 30, 2000, were the continued strong operating performance of Millstone 2 and 3 and better results in NU's unregulated energy service subsidiaries. During the first six months of 2000, Millstone 3 recorded a capacity factor of 100 percent. Millstone 2 returned to service from a scheduled refueling outage in early June, nearly five days ahead of schedule. The improvement in the unregulated energy service subsidiaries' financial results is attributable to the ability of Select Energy, Inc.
(Select Energy) to better balance its energy purchase and sale commitments since Select Energy's affiliate, Northeast Generation Company (NGC), obtained 1,289 megawatts (MW) of hydroelectric generation assets in March 2000.

NU's ability to continue improving its financial performance will depend largely on continued regulated sales growth, continued control of O&M expenses, the continued strong operating performance of the nuclear units, and the growth and profitability of the unregulated energy businesses.
NU also hopes to complete in 2000 the majority of restructuring work remaining, primarily the implementation of the "Agreement to Settle PSNH Restructuring" (Settlement Agreement) in New Hampshire, the issuance of rate reduction bonds (securitization) to lower the revenue requirements related to stranded costs at CL&P, Public Service Company of New Hampshire (PSNH) and Western Massachusetts Electric Company (WMECO), and the auction of NU's ownership interests in the Millstone units. Additionally, NU plans to complete its proposed merger with Consolidated Edison, Inc. (Con Edison) in 2000.

On August 7, 2000, CL&P, WMECO and certain other joint owners reached an agreement to sell substantially all of the Millstone nuclear units. For further information regarding the nuclear auction, see Note 10, "Subsequent Event," to the consolidated financial statements.

Merger Agreement with Con Edison

On May 31, 2000, the Federal Energy Regulatory Commission approved the proposed merger between NU and Con Edison.

On June 27, 2000, NU and Con Edison filed with the New Hampshire Public Utilities Commission (NHPUC) a merger settlement agreement reached with the NHPUC staff regarding the proposed merger of the two companies. The agreement resolves issues that the NHPUC staff deemed significant and during hearings before the NHPUC, which were held during July 2000, the staff indicated they supported the merger.

Under the merger settlement agreement, the NHPUC is asked to determine that the merger, subject to the conditions set forth in the agreement, is just and reasonable, that the agreement does not set precedent as to the standard of review for future mergers under NHPUC jurisdiction and that the acquisition premium paid by Con Edison will not be a ratemaking item and will not in any way impact the rates of PSNH. Additionally, PSNH customers are guaranteed to receive 75 percent of the net estimated merger-related savings at the next rate proceeding after the end of an initial 33-month fixed rate period established as part of the restructuring Settlement Agreement or January 1, 2004, whichever occurs sooner. The merger settlement agreement also designates that responsibility for certain operations of PSNH's transmission and distribution system will remain in New Hampshire, establishes requirements designed to maintain the current level of service reliability and establishes requirements with the objective of maintaining the quality of PSNH's customer service.

The merger is subject to the approval of other regulatory agencies, including Connecticut and New York regulators, the Department of Justice, the Nuclear Regulatory Commission, and the Securities and Exchange Commission. The Connecticut Department of Public Utility Control is scheduled to issue a final decision on the merger on September 13, 2000.

Liquidity

Net cash flows provided by operating activities decreased to $267.2 million for the six months ended June 30, 2000, compared with $469.8 million for the six months ended June 30, 1999. The primary reasons for the reduction were the 5 percent decrease in CL&P retail rates that accompanied industry restructuring in Connecticut on January 1, 2000, and changes in working capital, including accrued taxes, prepayments and a reduced level of investment in securitizable assets. Industry restructuring also resulted in lower depreciation and amortization expense. Those factors were partially offset by a $64.9 million increase in income after interest charges in the first six months of 2000, compared with the same period in 1999.

Including construction expenditures, investments in nuclear decommissioning trusts and the payment for the purchase of Yankee, net cash flows used in investing activities were $485.1 million for the six months ended June 30, 2000, compared with $247.9 million for the six months ended June 30, 1999.

Net cash flows provided by financing activities were $264.4 million for the six months ended June 30, 2000, compared with net cash flows used in financing activities of $137.7 million for the six months ended June 30, 1999. The net cash flows provided by financing activities included a net increase in short-term debt of $756 million for the six months ended June 30, 2000, compared with $228 million for the six months ended June 30, 1999. The significant increase in short-term debt resulted primarily from two transactions, the $430 million debt financing that accompanied the transfer of 1,289 MW of hydroelectric generation assets to NGC in March 2000 and a $263 million debt financing that paid for the cash portion of the merger with Yankee. Both were funded through bank debt that requires refinancing in late 2000 and early 2001.

The transfer of the hydroelectric generation assets to NGC produced a significant source of cash for CL&P and WMECO, which was primarily used to retire their long-term debt and preferred stock. NU's financing activities for the six months ended June 30, 2000, included $483.3 million for the retirement of long-term debt and preferred stock, compared with $363.4 million for the six months ended June 30, 1999. Cash dividends on common shares paid for the six months ended June 30, 2000, were $28.6 million compared with no cash dividends paid for the six months ended June 30, 1999. Payments made for the preferred stock dividends were $8.7 million and $11.9 million for the six months ended June 30, 2000 and 1999, respectively.

During April 2000, Moody's Investors Service (Moody's) upgraded the debt ratings of NU, PSNH and North Atlantic Energy Corporation (NAEC). All NU system securities are under review for possible upgrades, or on "credit watch" with positive implications by Standard & Poor's, Moody's and Fitch IBCA. The Moody's upgrades will reduce the NU system's borrowing costs by approximately $2.4 million on an annual basis.

On July 11, 2000, the NU Board of Trustees declared a 10 cent per share dividend, payable on September 29, 2000, to shareholders of record as of September 1, 2000.

During 2000, the NU system companies hope to receive regulatory approval to begin the process of securitizing in excess of $2 billion of approved stranded costs. Proceeds from securitization will be used to significantly reduce the capitalization of NU's regulated subsidiaries and buyout or buydown certain purchased-power contracts with a number of nonutility generators.

Restructuring

For information regarding commitments and contingencies related to restructuring matters, see Note 2A, "Commitments and Contingencies - Restructuring," to the consolidated financial statements.

Unregulated Energy Services

NU's unregulated energy service subsidiaries engage in a variety of energy-related activities, primarily in the unregulated energy retail and wholesale commodity, marketing and services fields. In addition, these subsidiaries acquire and manage generation facilities, as well as provide services to the electric generation market and large commercial and industrial customers in the Northeast.

NU's unregulated energy service subsidiaries were essentially break-even in the second quarter of 2000 and earned $3.5 million for the first six months of 2000, compared with a net loss of $9.3 million in the second quarter of 1999 and a net loss of $14.1 million for the first six months of 1999. In
July 1999, NGC was announced as one of the winning bidders of certain CL&P and WMECO hydroelectric generation assets. Management expected this transaction to close by January 1, 2000. The transaction actually closed on March 14, 2000. Had the transaction closed by January 1, 2000, management estimated the unregulated energy service subsidiaries' earnings for the six months ended
June 30, 2000, would have been increased by approximately $6.8 million.
As a result of the delayed closing, CL&P and WMECO recognized the earnings associated with the generation assets transferred from January 1, 2000, through March 14, 2000. Unconsolidated revenues for the unregulated energy service subsidiaries were $478.8 million in the second quarter of 2000 and $916.1 million for the six months ended June 30, 2000. By comparison, unconsolidated revenues for those businesses were $142.8 million in the second quarter of 1999 and $244.5 million for the six months ended June 30, 1999. CL&P's purchases from Select Energy represented $318.5 million of total unregulated energy services' revenues for the six months ended June 30, 2000.

Nuclear Generation

Millstone Nuclear Units: During the first six months of 2000, Millstone 2 and 3 achieved capacity factors of 77 percent and 100 percent, respectively. Millstone 2 was taken out of service on April 21, 2000, for a 45-day scheduled refueling and maintenance outage and returned to service on June 1, 2000, approximately five days ahead of schedule. Millstone 3 has been on-line for 398 consecutive days as of July 31, 2000. If the units operate as expected, the revenues that result from the sale of their entitlements are expected to recover CL&P's and WMECO's share of the nuclear operating costs including a return of and on the remaining unrecovered nuclear plant balances. As generation has been deregulated for CL&P and WMECO, recovery of these costs is contingent on the plants operating.

Seabrook: Seabrook achieved a capacity factor of 96 percent for the first six months of 2000. Seabrook's next scheduled refueling and maintenance outage is scheduled for October 2000.

CL&P anticipates auctioning its ownership interest in Seabrook, with the ownership interest of its affiliate NAEC, after implementation of the Settlement Agreement. The Settlement Agreement requires divestiture prior to December 31, 2003.

Market Risk and Risk Management Instruments

Interest Rate Risk Management Instruments: Several NU subsidiaries hold long-term debt exposing the NU system to interest rate risk. The NU system uses swaps and collars to reduce this interest rate risk by essentially creating offsetting market exposures. In order to hedge some of this risk, interest rate risk management instruments have been entered into on NAEC's $200 million variable-rate note and on Yankee's $49 million fixed-rate bonds. Based on the derivative instruments which are currently being utilized by the NU system companies to hedge some of their interest rate risks, there will not be a material impact on earnings upon adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138.

Gas Supply Risk Management Instruments:  Yankee Gas Services Company (Yankee
Gas) has gas service agreements with certain customers to supply gas at fixed prices for a 10-year term extending through 2005. Yankee Gas has hedged its gas price risk under these agreements through commodity swap agreements. Under these commodity swap agreements, the purchase price of a specified quantity of gas is effectively fixed over the term of the gas service agreements, which also extend through 2005. Based on the derivative instruments which are currently being utilized to hedge some of these gas supply risks, there may be an impact on earnings upon adoption of SFAS No. 133, as amended by SFAS No. 138, which management has not estimated at this time.

Unregulated Energy Services Market Risk: NU's unregulated energy service subsidiaries, as major providers of electricity and natural gas, have certain market risks inherent in their business activities. Market risk represents the risk of loss that may impact the companies' financial statements due to adverse changes in commodity market prices. Through June 30, 2000, the unregulated companies increased their volume of electricity and gas marketing activities, increasing these risks. The servicing of CL&P's standard offer load is a significant risk for Select Energy, as this contract is for a 4-year period at a fixed price. This risk is partially mitigated by Select Energy entering into purchase contracts with other energy providers to supply a portion of the standard offer requirement, including the purchase of 850 MW of output from the Millstone and Seabrook nuclear units. If Select Energy is unable to source its remaining load requirement at prices below the standard offer contract price as a result of energy price increases, Select Energy's earnings would be impacted by these market fluctuations. Policies and procedures have been established to manage these exposures, including the use of risk management instruments and the purchase of insurance for the output from the Millstone nuclear entitlements for June, July and August 2000.

Other Matters

Other Commitments and Contingencies: For further information regarding other commitments and contingencies, see Note 2, "Commitments and Contingencies," to the consolidated financial statements.

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

RESULTS OF OPERATIONS

The components of significant income statement variances for the second quarter of 2000 and the first six months of 2000 are provided in the table below.

                                           Income Statement Variances
                                              (Millions of Dollars)

                                             2000 over/(under) 1999
                                             ----------------------

                                       Second               Six
                                       Quarter   Percent   Months   Percent
                                       -------   -------   ------   -------

Operating Revenues                       $376       36%     $715      34%

Fuel, purchased and net
  interchange power                       381       88       716      82
Other operation                           (10)      (5)        8       2
Maintenance                               (26)     (27)      (72)    (37)
Depreciation                              (24)     (29)      (48)    (29)
Amortization of regulatory
  assets, net                              (2)      (3)      (20)    (15)
Federal and state income taxes              7       38        46      (a)
Nuclear related costs                     (14)      (a)      (16)     (a)
Other, net                                 (9)      (a)       (3)     (a)
Interest on long-term debt                (13)     (20)      (25)    (19)
Other interest                             28       (a)       36      (a)

Net Income                                 12       (a)       68      (a)

(a) Percent greater than 100.

Comparison of the Second Quarter of 2000 to the Second Quarter of 1999
----------------------------------------------------------------------

Operating Revenues

Total operating revenues increased by $376 million or 36 percent in the second quarter of 2000, as compared to the same period of 1999, primarily due to increased revenues of NU's unregulated energy service subsidiaries ($336 million), as a result of an expansion of their electric and gas businesses, and revenues from Yankee ($63 million), partially offset by lower regulated retail revenues ($11 million), as a result of the CL&P rate reduction, and lower wholesale revenues.

Fuel, Purchased and Net Interchange Power

Fuel, purchased and net interchange power expense increased in 2000, primarily due to higher purchased energy and capacity costs for Select Energy ($311 million), Yankee expenses ($30 million) and higher purchased power for the regulated subsidiaries ($40 million).

Other Operation and Maintenance

Other O&M expenses decreased in 2000, primarily due to lower spending at the nuclear units ($36 million), lower expenses due to the sale of certain CL&P and WMECO fossil generation assets ($16 million) and higher pension credits ($19 million), partially offset by the addition of Yankee ($19 million) and higher O&M expenses for the unregulated businesses ($13 million) primarily due to business expansion.

Depreciation

Depreciation expense decreased in 2000, primarily due to the reclassification of depreciable nuclear plant balances to regulatory assets ($21 million).

Federal and State Income Taxes

Federal and state income taxes increased in 2000, primarily due to higher taxable income.

Nuclear Related Costs

Nuclear related costs increased in 2000, primarily due to the CL&P and WMECO settlement of Millstone-related litigation, net of insurance proceeds
($12 million).

Other, Net

Other, net decreased in 2000, primarily due to costs associated with the settlement of a Millstone-related shareholder lawsuit in 2000 ($5 million) and the recognition in 1999 of the revenues associated with the Holyoke Water Power Company capacity sales contract buyout ($7 million).

Interest on Long-Term Debt

Interest on long-term debt decreased in 2000, primarily due to reacquisitions and retirements of long-term debt in 1999 and 2000.

Other Interest

Other interest expense increased in 2000, primarily due to higher short-term borrowings associated with the NGC asset transfer and the Yankee merger.

Comparison of the First Six Months of 2000 to the First Six Months of 1999
--------------------------------------------------------------------------

Operating Revenues

Total operating revenues increased by $715 million or 34 percent for the first six months of 2000, as compared to the same period of 1999, primarily due to increased revenues for NU's unregulated energy service subsidiaries ($672 million), as a result of an expansion of their electric and gas businesses, revenues from Yankee ($99 million) and higher regulated electric revenues
($7 million), partially offset by lower regulated wholesale revenues.

The regulated electric revenues are higher as a result of the impact of Millstone 2 being returned to CL&P's rate base ($33 million) and higher retail sales ($29 million), partially offset by a CL&P rate reduction ($55 million). Regulated retail kilowatt-hour sales increased by 2.1 percent in 2000.

Fuel, Purchased and Net Interchange Power

Fuel, purchased and net interchange power expense increased in 2000, primarily due to higher purchased energy and capacity costs for Select Energy ($608 million), Yankee expenses ($46 million) and higher purchased power for the regulated subsidiaries ($62 million).

Other Operation and Maintenance

Other O&M expenses decreased in 2000, primarily due to lower spending at the nuclear units ($80 million), lower expenses due to the sale of certain CL&P and WMECO fossil generation assets ($24 million) and higher pension credits ($24 million), partially offset by higher O&M expenses for the unregulated businesses ($30 million) primarily due to the business expansion, the addition of Yankee ($28 million) and higher transmission expenses ($8 million).

Depreciation

Depreciation expense decreased in 2000, primarily due to the reclassification of depreciable nuclear plant balances to regulatory assets ($42 million) and the sale of certain CL&P and WMECO fossil generation assets.

Amortization of Regulatory Assets, Net

Amortization of regulatory assets, net decreased in 2000, primarily due to changes in amortization levels as a result of industry restructuring ($72 million) and the completion of the amortization of CL&P's cogeneration deferral in the first quarter of 1999 ($6 million). These decreases were partially offset by higher amortization associated with the reclassified nuclear plant balances ($42 million) and the expiration in May 1999 of a net operating loss carryforward (credit to expense) accounted for as a regulatory obligation ($11 million).

Federal and State Income Taxes

Federal and state income taxes increased in 2000, primarily due to higher taxable income.

Nuclear Related Costs

Nuclear related costs increased in 2000, primarily due to the CL&P and WMECO settlement of Millstone-related litigation, net of insurance proceeds
($14 million).

Interest on Long-Term Debt

Interest on long-term debt decreased in 2000, primarily due to reacquisitions and retirements of long-term debt in 1999 and 2000.

Other Interest

Other interest expense increased in 2000, primarily due to higher short-term borrowings associated with the NGC asset transfer and the Yankee merger.




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Northeast Utilities:

We have reviewed the accompanying consolidated balance sheet of Northeast Utilities (a Massachusetts trust) and subsidiaries as of June 30, 2000, and the related consolidated statements of income for the three and six-month periods ended June 30, 2000 and 1999, and the consolidated statements of cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999 and the related consolidated statements of income, comprehensive income, shareholder's equity and cash flows for the year then ended (not presented separately herein), and in our report dated January 25, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                        /s/ Arthur Andersen LLP
                                            Arthur Andersen LLP

Hartford, Connecticut
August 9, 2000



             THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                                                               June 30,
                                                                 2000       December 31,
                                                             (Unaudited)        1999
                                                            -------------  -------------
                                                                (Thousands of Dollars)
ASSETS
------
Utility Plant, at original cost:
  Electric................................................  $  5,701,883   $  5,811,126

     Less: Accumulated provision for depreciation.........     4,172,959      4,234,771
                                                            -------------  -------------
                                                               1,528,924      1,576,355
  Construction work in progress...........................        95,737        115,529
  Nuclear fuel, net.......................................        77,887         80,766
                                                            -------------  -------------
     Total net utility plant..............................     1,702,548      1,772,650
                                                            -------------  -------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............       535,111        516,796
  Investments in regional nuclear generating
   companies, at equity...................................        54,789         54,472
  Other, at cost..........................................        30,000         36,696
                                                            -------------  -------------
                                                                 619,900        607,964
                                                            -------------  -------------
Current Assets:
  Cash....................................................        10,549            364
  Investment in securitizable assets......................        65,929        107,620
  Notes receivable from affiliated companies..............        36,700           -
  Receivables, net........................................        29,216         19,680
  Accounts receivable from affiliated companies...........        96,856          3,390
  Fuel, materials and supplies, at average cost...........        38,092         37,603
  Prepayments and other...................................       201,210        148,628
                                                            -------------  -------------
                                                                 478,552        317,285
                                                            -------------  -------------
Deferred Charges:
  Regulatory assets:
    Recoverable nuclear costs.............................     1,148,682      1,781,929
    Income taxes,net......................................       387,343        399,467
    Unrecovered contractual obligations...................       219,240        228,944
    Recoverable energy costs, net.........................        86,302         89,422
    Other.................................................        65,318         64,333
  Unamortized debt expense................................        15,190         16,323
  Other...................................................        41,458         19,967
                                                            -------------  -------------
                                                               1,963,533      2,600,385
                                                            -------------  -------------

Total Assets..............................................  $  4,764,533   $  5,298,284
                                                            =============  =============


The accompanying notes are an integral part of these financial statements.



             THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                 June 30,
                                                                   2000       December 31,
                                                               (Unaudited)        1999
                                                              -------------  -------------
                                                                  (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common stock, $10 par value - authorized
   24,500,000 shares; 7,584,884 shares outstanding in 2000
   and 12,222,930 shares outstanding in 1999................  $     75,849   $    122,229
  Capital surplus, paid in..................................       414,955        665,598
  Retained earnings.........................................       192,311        153,254
  Accumulated other comprehensive income....................           416            416
                                                              -------------  -------------
           Total common stockholder's equity................       683,531        941,497
  Preferred stock not subject to mandatory redemption.......       116,200        116,200
  Preferred stock subject to mandatory redemption...........          -            79,789
  Long-term debt............................................     1,066,669      1,241,051
                                                              -------------  -------------
           Total capitalization.............................     1,866,400      2,378,537
                                                              -------------  -------------
Minority Interest in Consolidated Subsidiary................       100,000        100,000
                                                              -------------  -------------
Obligations Under Capital Leases............................        50,032         50,969
                                                              -------------  -------------
Current Liabilities:
  Notes payable to banks....................................        90,000         90,000
  Notes payable to affiliated company.......................          -            11,700
  Long-term debt and preferred stock - current portion......       160,000        178,755
  Obligations under capital leases - current portion........        88,381         93,431
  Accounts payable..........................................       179,391        101,106
  Accounts payable to affiliated companies..................        72,653          3,215
  Accrued taxes.............................................        37,286        169,214
  Accrued interest..........................................        13,810         18,640
  Other.....................................................        24,344         26,347
                                                              -------------  -------------
                                                                   665,865        692,408
                                                              -------------  -------------
Deferred Credits and Other Long-term Liabilities:
  Accumulated deferred income taxes.........................     1,000,571        999,473
  Accumulated deferred investment tax credits...............       103,418        107,064
  Decommissioning obligation - Millstone 1..................       568,088        580,320
  Deferred contractual obligations..........................       216,936        238,142
  Other.....................................................       193,223        151,371
                                                              -------------  -------------
                                                                 2,082,236      2,076,370
                                                              -------------  -------------
Commitments and Contingencies (Note 2)


Total Capitalization and Liabilities........................  $  4,764,533   $  5,298,284
                                                              =============  =============

The accompanying notes are an integral part of these financial statements.



             THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                     Three Months Ended     Six Months Ended
                                                            June 30,            June 30,
                                                    ------------------- -----------------------
                                                       2000      1999       2000        1999
                                                    --------- --------- ----------- -----------
                                                              (Thousands of Dollars)

Operating Revenues................................. $683,585  $565,069  $1,431,561  $1,172,066
                                                    --------- --------- ----------- -----------
Operating Expenses:
  Operation -
     Fuel, purchased and net interchange power.....  392,286   214,427     822,710     475,256
     Other.........................................   99,708   123,727     201,036     236,491
  Maintenance......................................   39,122    58,007      66,701     122,807
  Depreciation.....................................   28,876    52,968      61,396     108,310
  Amortization of regulatory assets, net...........   18,721    37,522      26,439      72,967
  Federal and state income taxes...................   27,359    14,774      65,950      24,757
  Taxes other than income taxes....................   34,790    39,274      68,585      86,696
                                                    --------- --------- ----------- -----------
        Total operating expenses...................  640,862   540,699   1,312,817   1,127,284
                                                    --------- --------- ----------- -----------
Operating Income...................................   42,723    24,370     118,744      44,782
                                                    --------- --------- ----------- -----------
Other Income/(Loss):
  Equity in earnings of regional nuclear
    generating companies...........................      718       965       1,531       1,520
  Nuclear related costs............................  (12,220)     -        (14,564)       -
  Other, net.......................................       90    (2,874)      1,600      (3,372)
  Minority interest in loss of subsidiary..........   (2,325)   (2,325)     (4,650)     (4,650)
  Income taxes.....................................   14,466     7,663      15,722      11,891
                                                    --------- --------- ----------- -----------
        Other income/(loss), net...................      729     3,429        (361)      5,389
                                                    --------- --------- ----------- -----------
        Income before interest charges.............   43,452    27,799     118,383      50,171
                                                    --------- --------- ----------- -----------

Interest Charges:
  Interest on long-term debt.......................   22,030    32,258      46,129      65,295
  Other interest...................................    2,236     2,355       3,425       5,396
                                                    --------- --------- ----------- -----------
        Interest charges, net......................   24,266    34,613      49,554      70,691
                                                    --------- --------- ----------- -----------

Net Income/(Loss).................................. $ 19,186  $ (6,814) $   68,829  $  (20,520)
                                                    ========= ========= =========== ===========

The accompanying notes are an integral part of these financial statements.


             THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                                 Six Months Ended
                                                                     June 30,
                                                             ----------------------
                                                                2000         1999
                                                             ----------- ----------
                                                              (Thousands of Dollars)
Operating Activities:
  Net income/(loss)......................................... $   68,829  $ (20,520)
  Adjustments to reconcile to net cash
   provided by operating activities:
    Depreciation............................................     61,396    108,310
    Deferred income taxes and investment tax credits, net...     11,682    (18,878)
    Amortization of regulatory assets, net..................     26,439     72,967
    Amortization of demand-side-management costs, net.......       -        13,891
    Amortization of recoverable energy costs................      3,120    (22,789)
    Nuclear related costs...................................     14,564       -
    Amortization of gain on transfer of utility plant.......     12,738       -
    Allocation of ESOP benefits.............................       (150)   (30,170)
    Net other sources of cash...............................      4,934     92,713
  Changes in working capital:
    Receivables.............................................   (103,002)   (38,150)
    Fuel, materials and supplies............................       (489)         8
    Accounts payable........................................    147,723      6,490
    Accrued taxes...........................................   (131,928)     3,259
    Investments in securitizable assets.....................     41,691     91,593
    Other working capital (excludes cash)...................    (59,415)    (3,964)
                                                             ----------- ----------
Net cash flows provided by operating activities.............     98,132    254,760
                                                             ----------- ----------
Investing Activities:
  Investment in plant:
    Electric utility plant..................................    (80,495)   (77,156)
    Nuclear fuel............................................    (13,851)   (23,947)
                                                             ----------- ----------
  Net cash flows used for investments in plant..............    (94,346)  (101,103)
  Investment in NU system Money Pool........................    (36,700)   (77,700)
  Investments in nuclear decommissioning trusts.............    (24,336)   (24,132)
  Other investment activities, net..........................        560     (1,401)
  Net proceeds from the transfer of utility plant...........    686,807       -
                                                             ----------- ----------
Net cash flows provided by/(used in) investing activities...    531,985   (204,336)
                                                             ----------- ----------
Financing Activities:
  Net (decrease)/increase in short-term debt................    (11,700)   170,000
  Reacquisitions and retirements of long-term debt..........   (179,071)  (214,010)
  Reacquisitions and retirements of preferred stock.........    (99,539)      -
  Repurchase of common shares...............................   (300,000)      -
  Cash dividends on preferred stock.........................     (4,622)    (6,450)
  Cash dividends on common stock............................    (25,000)      -
                                                             ----------- ----------
Net cash flows used in financing activities.................   (619,932)   (50,460)
                                                             ----------- ----------
Net increase/(decrease) in cash for the period..............     10,185        (36)
Cash - beginning of period..................................        364        434
                                                             ----------- ----------
Cash - end of period........................................ $   10,549  $     398
                                                             =========== ==========

The accompanying notes are an integral part of these financial statements.





             THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


CL&P is a wholly owned subsidiary of NU. This discussion should be read in conjunction with NU's management's discussion and analysis of financial condition and results of operations, consolidated financial statements and footnotes in this Form 10-Q, the First Quarter 2000 Form 10-Q and the NU 1999 Form 10-K.

RESULTS OF OPERATIONS

The components of significant income statement variances for the second quarter of 2000 and the first six months of 2000 are provided in the table below.


                                           Income Statement Variances
                                              (Millions of Dollars)
                                              2000 over/(under) 1999
                                              ----------------------

                                       Second               Six
                                       Quarter   Percent   Months   Percent
                                       -------   -------   ------   -------

Operating revenues                      $119        21%     $259      22%

Fuel, purchased and net
  interchange power                      178        83       347      73
Other operation                          (24)      (19)      (35)    (15)
Maintenance                              (19)      (33)      (56)    (46)
Depreciation                             (24)      (45)      (47)    (43)
Amortization of regulatory
  assets, net                            (19)      (50)      (47)    (64)
Federal and state income taxes             6        81        37      (a)
Taxes other than income taxes             (4)      (11)      (18)    (21)
Nuclear related costs                    (12)       (a)      (15)     (a)
Other, net                                 3        (a)        5      (a)
Interest on long-term debt               (10)      (32)      (19)    (29)

Net Income                                26        (a)       89      (a)

(a) Percent greater than 100.

Comparison of the Second Quarter of 2000 to the Second Quarter of 1999
----------------------------------------------------------------------

Operating Revenues

Total operating revenues increased by $119 million or 21 percent in the second quarter of 2000, as compared to the same period of 1999, primarily due to higher wholesale revenues ($112 million), as a result of the sale of the output from Millstone 2 and 3, and higher transmission and other miscellaneous revenues ($12 million), partially offset by lower retail revenues ($6 million).

Retail revenues are lower primarily as a result of a 5 percent rate reduction ($25 million), partially offset by the impact of Millstone 2 being returned to CL&P's rate base ($13 million) and higher retail sales ($6 million). Retail sales increased by 0.5 percent in 2000.

Fuel, Purchased and Net Interchange Power

Fuel, purchased and net interchange power expense increased in 2000, primarily due to the transition, under industry restructuring, of purchasing full requirements for customers from standard offer suppliers, in addition to the remaining fuel costs of the nuclear units and cogenerators.

Other Operation and Maintenance

Other O&M expenses decreased in 2000, primarily due to lower spending at the nuclear units ($14 million) and lower expenses due to the sale of certain fossil generation assets and the transfer of certain hydroelectric generation assets ($23 million).

Depreciation

Depreciation expense decreased in 2000, primarily due to the reclassification of depreciable nuclear plant balances to regulatory assets ($17 million) and the sale of certain fossil generation assets and the transfer of certain hydroelectric generation assets.

Amortization of Regulatory Assets, Net

Amortization of regulatory assets, net decreased in 2000, primarily due to changes in amortization levels as a result of industry restructuring ($36 million). This decrease was partially offset by higher amortization associated with the reclassified nuclear plant balances ($17 million).

Federal and State Income Taxes

Federal and state income taxes increased in 2000, primarily due to higher taxable income.

Nuclear Related Costs

Nuclear related costs increased in 2000, primarily due to the settlement of Millstone-related litigation, net of insurance proceeds ($9 million) and a write-off associated with the former Connecticut Municipal Electric Energy Cooperative (CMEEC) nuclear entitlements ($3 million).

Interest on Long-Term Debt

Interest on long-term debt decreased in 2000, primarily due to reacquisitions and retirements of long-term debt in 1999 and 2000.

Comparison of the First Six Months of 2000 to the First Six Months of 1999
--------------------------------------------------------------------------

Operating Revenues

Total operating revenues increased by $259 million or 22 percent for the first six months of 2000, as compared to the same period of 1999, primarily due to higher wholesale revenues ($248 million) and higher transmission and other miscellaneous revenues ($22 million), partially offset by lower retail revenues ($11 million).

Wholesale revenues are higher as a result of the sale of the output from Millstone 2 and 3. Retail revenues are lower primarily as a result of a rate reduction ($57 million), partially offset by the impact of Millstone 2 being returned to CL&P's rate base ($33 million) and higher retail sales. Regulated retail kilowatt-hour sales increased by 0.8 percent in 2000.

Fuel, Purchased and Net Interchange Power

Fuel, purchased and net interchange power expense increased in 2000, primarily due to the transition, under industry restructuring, of purchasing full requirements for customers from standard offer suppliers, in addition to the remaining fuel costs of the nuclear units and cogenerators.

Other Operation and Maintenance

Other O&M expenses decreased in 2000, primarily due to lower spending at the nuclear units ($44 million), lower expenses due to the sale of certain fossil generation assets and the transfer of certain hydroelectric generation assets ($33 million) and lower administrative and general expenses ($14 million) primarily due to pension credits.

Depreciation

Depreciation expense decreased in 2000, primarily due to the reclassification of depreciable nuclear plant balances to regulatory assets ($35 million) and the sale of certain fossil generation assets and the transfer of certain hydroelectric generation assets.

Amortization of Regulatory Assets, Net

Amortization of regulatory assets, net decreased in 2000, primarily due to changes in amortization levels as a result of industry restructuring ($76 million) and the completion of the amortization of CL&P's cogeneration deferral in the first quarter of 1999 ($6 million). These decreases were partially offset by the higher amortization associated with the reclassified nuclear plant balances ($35 million).

Federal and State Income Taxes

Federal and state income taxes increased in 2000, primarily due to higher taxable income.

Taxes Other Than Income Taxes

Taxes other than income taxes decreased primarily due to lower gross earnings taxes ($10 million) and lower property taxes ($5 million).

Nuclear Related Costs

Nuclear related costs increased in 2000, primarily due to the settlement of Millstone-related litigation, net of insurance proceeds ($9 million) and a write-off associated with the former CMEEC nuclear entitlement ($6 million).

Other, Net

Other, net increased primarily due to higher miscellaneous income.

Interest on Long-Term Debt

Interest on long-term debt decreased in 2000, primarily due to reacquisitions and retirements of long-term debt in 1999 and 2000.

LIQUIDITY

Net cash flows provided by operating activities decreased to $98.1 million for the six months ended June 30, 2000, compared with $254.8 million for the six months ended June 30, 1999. The primary reasons for the reduction were the 75 percent decrease in retail rates that accompanied industry restructuring on January 1, 2000, and changes in working capital, including accrued taxes, prepayments and a reduced level of investment in securitizable assets. Industry restructuring also resulted in lower depreciation and amortization expense. Those factors were partially offset by an $89.3 million increase in income after interest charges in the first six months of 2000, compared with the same period in 1999.

Including construction expenditures and investments in nuclear decommissioning trusts, net cash flows provided by investing activities were $532 million for the six months ended June 30, 2000, compared with net cash flows used in investing activities of $204.3 million for the six months ended June 30, 1999. The primary reasons for the increase were the net proceeds from the transfer of utility plant to NGC, offset by a decreased investment in the NU system Money Pool.

Net cash flows used in financing activities were $619.9 million for the six months ended June 30, 2000, compared with $50.5 million for the six months ended June 30, 1999. The net cash flows included a net decrease in short-term debt of $11.7 million for the six months ended June 30, 2000, compared with a net increase in short-term debt of $170 million for the six months ended
June 30, 1999.

The transfer of the hydroelectric generation assets to NGC produced a significant source of cash for CL&P, which was primarily used to retire short-term debt, long-term debt and preferred stock, as well as repurchase common stock. Financing activities for the six months ended June 30, 2000, included $578.6 million for the retirement of long-term debt and preferred stock and the repurchase of common stock, compared with $214 million for the six months ended June 30, 1999. Cash dividends on common shares paid for the six months ended June 30, 2000, were $25 million, compared with no cash dividends paid for the six months ended June 30, 1999. Payments made for the preferred stock dividends were $4.6 million and $6.5 million for the six months ended June 30, 2000 and 1999, respectively.

During 2000, CL&P hopes to receive regulatory approval to begin the process of securitizing $1.4 billion of its stranded costs. Proceeds from securitization will be used to significantly reduce the capitalization of CL&P and buyout or buydown certain purchased-power contracts with a number of nonutility generators.



                      PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

                                    BALANCE SHEETS

                                                                June 30,
                                                                  2000       December 31,
                                                              (Unaudited)        1999
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
ASSETS
------

Utility Plant, at cost:
  Electric................................................   $  1,965,698   $  1,939,856

     Less: Accumulated provision for depreciation.........        695,628        674,155
                                                             -------------  -------------
                                                                1,270,070      1,265,701
  Unamortized acquisition costs...........................        310,228        324,437
  Construction work in progress...........................         22,403         17,160
  Nuclear fuel, net.......................................          1,259          1,734
                                                             -------------  -------------
     Total net utility plant..............................      1,603,960      1,609,032
                                                             -------------  -------------
Other Property and Investments:
  Nuclear decommissioning trusts, at market...............          7,261          6,880
  Investments in regional nuclear generating
   companies and subsidiary company, at equity............         18,409         18,855
  Other, at cost..........................................          3,009          3,149
                                                             -------------  -------------
                                                                   28,679         28,884
                                                             -------------  -------------
Current Assets:
  Cash and cash equivalents...............................        218,126        182,588
  Receivables, net........................................         71,393         79,290
  Accounts receivable from affiliated companies...........          5,976          9,091
  Taxes receivable from affiliated companies..............          3,245         11,661
  Accrued utility revenues................................         51,025         48,822
  Fuel, materials and supplies, at average cost...........         32,876         38,076
  Recoverable energy costs - current portion..............        108,732         73,721
  Prepayments and other...................................         31,161         18,121
                                                             -------------  -------------
                                                                  522,534        461,370
                                                             -------------  -------------
Deferred Charges:
  Regulatory assets:
   Recoverable energy costs...............................        102,496        120,721
   Income taxes, net......................................        155,242        166,155
   Deferred costs - nuclear plant.........................         91,654        144,418
   Unrecovered contractual obligations....................         51,760         56,544
   Other..................................................          3,011          3,083
  Deferred receivable from affiliated company.............          8,112         12,984
  Unamortized debt expense................................         11,635         11,896
  Other...................................................          8,920          7,346
                                                             -------------  -------------
                                                                  432,830        523,147
                                                             -------------  -------------

Total Assets..............................................   $  2,588,003   $  2,622,433
                                                             =============  =============

The accompanying notes are an integral part of these financial statements.



                      PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

                                   BALANCE SHEETS

                                                                June 30,
                                                                  2000       December 31,
                                                              (Unaudited)        1999
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common stock, $1 par value - authorized
   100,000,000 shares; 1,000 shares outstanding
   in 2000 and 1999.......................................   $          1   $          1
  Capital surplus, paid in................................        424,825        424,654
  Retained earnings.......................................        348,917        319,938
  Accumulated other comprehensive income..................          1,074          1,074
                                                             -------------  -------------
           Total common stockholder's equity..............        774,817        745,667
  Preferred stock subject to mandatory redemption.........           -            25,000
  Long-term debt..........................................        516,485        516,485
                                                             -------------  -------------
           Total capitalization...........................      1,291,302      1,287,152
                                                             -------------  -------------

Obligations Under Seabrook Power Contracts
 and Other Capital Leases.................................        579,005        624,477
                                                             -------------  -------------
Current Liabilities:
  Long-term debt and preferred stock - current portion....         25,000         25,000
  Obligations under Seabrook Power Contracts and other
   capital leases - current portion.......................        108,499        101,676
  Accounts payable........................................         36,961         38,685
  Accounts payable to affiliated companies................         43,837         38,229
  Accrued taxes...........................................         61,408         33,443
  Accrued interest........................................          6,175          6,294
  Accrued pension benefits................................         43,591         45,504
  Other...................................................          8,305         10,184
                                                             -------------  -------------
                                                                  333,776        299,015
                                                             -------------  -------------
Deferred Credits and Other Long-term Liabilities:
  Accumulated deferred income taxes.......................        247,546        266,644
  Accumulated deferred investment tax credits.............         12,008         12,532
  Deferred contractual obligations........................         51,760         56,544
  Deferred revenue from affiliated company................          8,112         12,984
  Other...................................................         64,494         63,085
                                                             -------------  -------------
                                                                  383,920        411,789
                                                             -------------  -------------


Commitments and Contingencies (Note 2)

Total Capitalization and Liabilities......................   $  2,588,003   $  2,622,433
                                                             =============  =============

The accompanying notes are an integral part of these financial statements.




                      PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

                                STATEMENTS OF INCOME
(Unaudited)

                                                      Three Months Ended     Six Months Ended
                                                           June 30,              June 30,
                                                    --------------------- ----------------------
                                                       2000       1999       2000        1999
                                                    ---------- ---------- ---------- -----------
                                                              (Thousands of Dollars)

Operating Revenues................................. $ 326,458  $ 286,824  $ 655,152  $  573,623
                                                    ---------- ---------- ---------- -----------
Operating Expenses:
  Operation -
     Fuel, purchased and net interchange power.....   212,809    171,849    423,339     339,822
     Other.........................................    30,520     31,166     63,542      59,329
  Maintenance......................................    12,607     15,321     24,566      28,585
  Depreciation.....................................    10,727     12,195     23,049      23,957
  Amortization of regulatory assets, net...........    11,469      8,719     22,939      11,933
  Federal and state income taxes...................    12,759      6,778     25,812      22,145
  Taxes other than income taxes....................    11,133     11,377     22,229      22,984
                                                    ---------- ---------- ---------- -----------
        Total operating expenses...................   302,024    257,405    605,476     508,755
                                                    ---------- ---------- ---------- -----------
Operating Income...................................    24,434     29,419     49,676      64,868
                                                    ---------- ---------- ---------- -----------

Other Income/(Loss):
  Equity in earnings of regional nuclear
    generating companies and subsidiary company....       275        297        591         607
  Other, net.......................................     1,576      3,736      7,774       6,303
  Income taxes.....................................    (1,755)    (2,203)    (5,188)     (4,202)
                                                    ---------- ---------- ---------- -----------
        Other income, net..........................        96      1,830      3,177       2,708
                                                    ---------- ---------- ---------- -----------
        Income before interest charges.............    24,530     31,249     52,853      67,576
                                                    ---------- ---------- ---------- -----------

Interest Charges:
  Interest on long-term debt.......................    10,307     10,589     21,104      21,577
  Other interest...................................       (29)       (35)        66          23
                                                    ---------- ---------- ---------- -----------
        Interest charges, net......................    10,278     10,554     21,170      21,600
                                                    ---------- ---------- ---------- -----------


Net Income......................................... $  14,252  $  20,695  $  31,683  $   45,976
                                                    ========== ========== ========== ===========

The accompanying notes are an integral part of these financial statements.



                      PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

                              STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                Six Months Ended
                                                                    June 30,
                                                            -----------------------
                                                                 2000        1999
                                                            ----------- -----------
                                                             (Thousands of Dollars)
Operating activities:
  Net income............................................... $   31,683  $   45,976
  Adjustments to reconcile to net cash
   provided by operating activities:
    Depreciation...........................................     23,049      23,957
    Deferred income taxes and investment tax credits, net..      2,129      19,932
    Amortization of recoverable energy costs, net..........    (16,786)      4,118
    Amortization of regulatory assets, net.................     22,939      11,933
    Amortization of Seabrook capital costs.................      8,577       8,422
    Allocation of ESOP benefits............................        (54)    (10,450)
    Net other uses of cash.................................    (19,338)    (14,986)
  Changes in working capital:
    Receivables and unbilled revenues......................      8,809     (10,312)
    Fuel, materials and supplies...........................      5,200         856
    Accounts payable.......................................      3,884      11,179
    Accrued taxes..........................................     27,965     (25,058)
    Other working capital (excludes cash)..................     (8,535)    (17,521)
                                                            ----------- -----------
Net cash flows provided by operating activities............     89,522      48,046
                                                            ----------- -----------
Investing Activities:
  Investment in plant:
    Electric utility plant.................................    (26,596)    (20,162)
    Nuclear fuel...........................................         (4)     (1,055)
                                                            ----------- -----------
  Net cash flows used for investments in plant.............    (26,600)    (21,217)
  Investment in nuclear decommissioning trust..............       (320)       (350)
  Other investment activities, net.........................        586         (49)
                                                            ----------- -----------
Net cash flows used in investing activities................    (26,334)    (21,616)
                                                            ----------- -----------
Financing Activities:
  Issuance of long-term debt...............................       -         24,500
  Reacquistions and retirements of preferred stock.........    (25,000)    (25,000)
  Cash dividends on preferred stock........................     (2,650)     (3,975)
                                                            ----------- -----------
Net cash flows used in financing activities................    (27,650)     (4,475)
                                                            ----------- -----------
Net increase in cash and cash equivalents for the period...     35,538      21,955
Cash and cash equivalents - beginning of period............    182,588      60,885
                                                            ----------- -----------
Cash and cash equivalents- end of period................... $  218,126  $   82,840
                                                            =========== ===========

The accompanying notes are an integral part of these financial statements.



                      PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

                      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations


PSNH is a wholly owned subsidiary of NU. This discussion should be read in conjunction with NU's management's discussion and analysis of financial condition and results of operations, consolidated financial statements and footnotes in this Form 10-Q, the First Quarter 2000 Form 10-Q and the NU 1999 Form 10-K.

RESULTS OF OPERATIONS

The components of significant income statement variances for the second quarter of 2000 and the first six months of 2000 are provided in the table below.

                                           Income Statement Variances
                                              (Millions of Dollars)
                                             2000 over/(under) 1999
                                             ----------------------

                                       Second               Six
                                       Quarter   Percent   Months   Percent
                                       -------   -------   ------   -------

Operating revenues                       $40        14%     $82       14%

Fuel, purchased and net
  interchange power                       41        24       84       25
Other operation                           (1)       (2)       4        7
Maintenance                               (3)      (18)      (4)     (14)
Amortization of regulatory
  assets, net                              3        32       11       92
Federal and state income taxes             6        62        5       18

Net Income                                (6)      (31)     (14)     (31)

Comparison of the Second Quarter of 2000 to the Second Quarter of 1999
----------------------------------------------------------------------

Operating Revenues

Total operating revenues increased by $40 million or 14 percent in the second quarter of 2000, as compared to the same period of 1999, primarily due to the higher wholesale revenues from higher capacity and energy sales ($36 million) and higher transmission revenues ($3 million).

Fuel, Purchased and Net Interchange Power

Fuel, purchased and net interchange power expense increased in 2000, primarily due to higher wholesale sales.

Other Operation and Maintenance

Other O&M expenses decreased in 2000, primarily due to lower administrative and general expenses ($2 million) and lower expenses associated with the fossil plants ($2 million).

Amortization of Regulatory Assets, Net

Amortization of regulatory assets, net increased in 2000, primarily due to the expiration in May 1999 of a net operating loss carryforward (credit to expense) accounted for as a regulatory obligation.

Federal and State Income Taxes

Federal and state income taxes increased in 2000, primarily due to the utilization in 1999 of net operating loss carryforwards.

Comparison of the First Six Months of 2000 to the First Six Months of 1999
--------------------------------------------------------------------------

Operating Revenues

Total operating revenues increased by $82 million or 14 percent for the first six months of 2000, as compared to the same period of 1999, primarily due to higher wholesale revenues ($62 million), higher retail revenues ($17 million) and higher transmission revenues ($3 million).

Wholesale revenues are higher primarily as a result of higher capacity and energy sales. Retail revenues are higher primarily as a result of higher retail sales which increased by 4 percent in 2000.

Fuel, Purchased and Net Interchange Power

Fuel, purchased and net interchange power expense increased in 2000, primarily due to higher wholesale sales.

Other Operation and Maintenance

Other O&M expenses were unchanged in 2000, as compared to 1999.

Amortization of Regulatory Assets, Net

Amortization of regulatory assets, net increased in 2000, primarily due to the expiration in May 1999 of a net operating loss carryforward (credit to expense) accounted for as a regulatory obligation.

Federal and State Income Taxes

Federal and state income taxes increased in 2000, primarily due to the utilization in 1999 of net operating loss carryforwards.

LIQUIDITY

Net cash flows provided by operating activities increased to $89.5 million for the six months ended June 30, 2000, compared with $48 million for the six months ended June 30, 1999. The primary reasons for the increase were due to changes in working capital, including receivables and unbilled revenues and accrued taxes, and higher amortization of regulatory assets, offset by a decrease in income after interest charges of $14.3 million for the first six months of 2000, compared with the same period in 1999, deferred taxes and the amortization of recoverable energy costs.

Net cash flows used in investing activities were $26.3 million for the six months ended June 30, 2000, compared with $21.6 million for the six months ended June 30, 1999, primarily as a result of increased investments in plant.

Net cash flows used in financing activities were $27.7 million for the six months ended June 30, 2000, compared with $4.5 million for the six months ended June 30, 1999, primarily as a result of $24.5 million of long-term debt issued in 1999.



              WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

                            CONSOLIDATED BALANCE SHEETS

                                                               June 30,
                                                                 2000      December 31,
                                                             (Unaudited)       1999
                                                            -------------  ------------
                                                               (Thousands of Dollars)
ASSETS
------
Utility Plant, at original cost:
  Electric................................................  $  1,107,972   $ 1,175,954

     Less: Accumulated provision for depreciation.........       787,571       813,978
                                                            -------------  ------------
                                                                 320,401       361,976
  Construction work in progress...........................        17,221        21,181
  Nuclear fuel, net.......................................        18,073        18,880
                                                            -------------  ------------
     Total net utility plant..............................       355,695       402,037
                                                            -------------  ------------
Other Property and Investments:
  Nuclear decommissioning trusts, at market...............       148,815       144,567
  Investments in regional nuclear generating
   companies, at equity...................................        14,814        14,723
  Other, at cost..........................................         6,155         6,232
                                                            -------------  ------------
                                                                 169,784       165,522
                                                            -------------  ------------
Current Assets:
  Cash....................................................           112           950
  Notes receivable from affiliated companies..............         9,600          -
  Receivables, net........................................        32,879        31,692
  Accounts receivable from affiliated companies...........        14,473         3,918
  Taxes receivable........................................          -            1,912
  Accrued utility revenues................................        11,975        13,485
  Fuel, materials and supplies, at average cost...........         1,580         3,097
  Prepayments and other...................................        51,331        30,119
                                                            -------------  ------------
                                                                 121,950        85,173
                                                            -------------  ------------
Deferred Charges:
  Regulatory assets:
   Recoverable nuclear costs..............................       262,287       428,838
   Income taxes, net......................................        52,124        49,008
   Unrecovered contractual obligations....................        57,886        63,701
   Recoverable energy costs, net..........................        11,577        16,319
   Other..................................................        43,738        36,934
  Unamortized debt expense................................         1,674         1,926
  Other...................................................         5,362         4,146
                                                            -------------  ------------
                                                                 434,648       600,872
                                                            -------------  ------------
Total Assets..............................................  $  1,082,077   $ 1,253,604
                                                            =============  ============

The accompanying notes are an integral part of these financial statements.



             WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS

                                                               June 30,
                                                                 2000      December 31,
                                                             (Unaudited)       1999
                                                            -------------  ------------
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common stock, $25 par value - 1,072,471 shares
   authorized; 590,093 shares outstanding in 2000
   and 1,072,471 shares outstanding in 1999...............  $     14,752   $    26,812
  Capital surplus, paid in................................        93,880       171,691
  Retained earnings.......................................        51,289        38,712
  Accumulated other comprehensive income..................           160           160
                                                            -------------  ------------
           Total common stockholder's equity..............       160,081       237,375
  Preferred stock not subject to mandatory redemption.....        20,000        20,000
  Preferred stock subject to mandatory redemption.........        15,000        16,500
  Long-term debt..........................................       198,004       290,279
                                                            -------------  ------------
           Total capitalization...........................       393,085       564,154
                                                            -------------  ------------
Obligations Under Capital Leases..........................         8,327         8,106
                                                            -------------  ------------
Current Liabilities:
  Notes payable to banks..................................       118,000       123,000
  Notes payable to affiliated company.....................          -            9,400
  Long-term debt and preferred stock - current portion....         1,500         1,500
  Obligations under capital leases - current portion......        20,505        21,866
  Accounts payable........................................        23,244        12,974
  Accounts payable to affiliated companies................         4,963         3,208
  Accrued taxes...........................................        19,812           589
  Accrued interest........................................         4,653         6,046
  Other...................................................        16,387        14,384
                                                            -------------  ------------
                                                                 209,064       192,967
                                                            -------------  ------------
Deferred Credits and Other Long-term Liabilities:
  Accumulated deferred income taxes.......................       223,616       242,942
  Accumulated deferred investment tax credits.............        18,255        19,765
  Decommissioning obligation - Millstone 1................       133,261       136,130
  Deferred contractual obligations........................        57,886        63,701
  Other...................................................        38,583        25,839
                                                            -------------  ------------
                                                                 471,601       488,377
                                                            -------------  ------------
Commitments and Contingencies (Note 2)

Total Capitalization and Liabilities......................  $  1,082,077   $ 1,253,604
                                                            =============  ============

The accompanying notes are an integral part of these financial statements.




             WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                                 Three Months Ended     Six Months Ended
                                                       June 30,             June 30,
                                                -------------------  ---------------------
                                                   2000      1999       2000       1999
                                                --------- ---------  --------- -----------
                                                           (Thousands of Dollars)

Operating Revenues............................. $120,090  $108,829   $249,500  $  206,515
                                                --------- ---------  --------- -----------
Operating Expenses:
  Operation -
     Fuel, purchased and net interchange power.   58,383    33,565    124,628      57,889
     Other.....................................   12,391    32,347     34,313      57,506
  Maintenance..................................   10,503    13,607     18,048      27,092
  Depreciation.................................    4,357     9,403      8,945      19,063
  Amortization of regulatory assets, net.......   17,587     2,923     21,485       5,417
  Federal and state income taxes...............    2,733     3,173      8,195       7,607
  Taxes other than income taxes................    4,162     4,999      9,130      10,924
                                                --------- ---------  --------- -----------
        Total operating expenses...............  110,116   100,017    224,744     185,498
                                                --------- ---------  --------- -----------
Operating Income...............................    9,974     8,812     24,756      21,017
                                                --------- ---------  --------- -----------

Other Income/(Loss):
  Equity in earnings of regional nuclear
    generating companies.......................      193       261        412         418
  Nuclear related costs........................   (2,808)     -        (2,808)       -
  Other, net...................................      805      (408)       772        (707)
  Income taxes.................................      940       443      4,600         835
                                                --------- ---------  --------- -----------
        Other (loss)/income, net...............     (870)      296      2,976         546
                                                --------- ---------  --------- -----------
        Income before interest charges.........    9,104     9,108     27,732      21,563
                                                --------- ---------  --------- -----------
Interest Charges:
  Interest on long-term debt...................    3,317     5,945      8,108      12,393
  Other interest...............................    2,831    (1,020)     5,615         135
                                                --------- ---------  --------- -----------
        Interest charges, net..................    6,148     4,925     13,723      12,528
                                                --------- ---------  --------- -----------

Net Income..................................... $  2,956  $  4,183   $ 14,009  $    9,035
                                                ========= =========  ========= ===========

The accompanying notes are an integral part of these financial statements.



             WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                     Six Months Ended
                                                                         June 30,
                                                                 -----------------------
                                                                      2000        1999
                                                                 ----------- -----------
                                                                  (Thousands of Dollars)
Operating Activities:
  Net income.................................................... $   14,009  $    9,035
  Adjustments to reconcile to net cash
   provided by operating activities:
    Depreciation................................................      8,945      19,063
    Deferred income taxes and investment tax credits, net.......    (14,458)      7,886
    Amortization of recoverable energy costs, net...............      4,742       1,433
    Amortization of regulatory assets, net......................     21,485       5,417
    Nuclear related costs.......................................      2,808        -
    Amortization of gain on transfer of utility plant...........      1,799        -
    Allocation of ESOP benefits.................................        (33)     (6,819)
    Buyout of IPP contract......................................       -        (19,700)
    Net other uses of cash......................................     (2,523)     (6,502)
  Changes in working capital:
    Receivables and unbilled revenues, net......................    (10,232)    (52,445)
    Fuel, materials and supplies................................      1,517         145
    Accounts payable............................................     12,025      (6,740)
    Accrued taxes...............................................     19,223        (330)
    Investments in securitizable assets.........................       -         21,865
    Other working capital (excludes cash).......................    (18,690)      1,161
                                                                 ----------- -----------
Net cash flows provided by/(used in) operating activities.......     40,617     (26,531)
                                                                 ----------- -----------
Investing Activities:
  Investment in plant:
    Electric utility plant......................................     (9,207)    (15,873)
    Nuclear fuel................................................     (2,929)     (5,338)
                                                                 ----------- -----------
  Net cash flows used for investments in plant..................    (12,136)    (21,211)
  Investments in nuclear decommissioning trusts.................     (4,043)     (6,567)
  Other investment activities, net..............................        (14)       (607)
  Net proceeds from the transfer of utility plant...............    185,787        -
  Investment in NU system Money Pool............................     (9,600)       -
                                                                 ----------- -----------
Net cash flows provided by/(used in) investing activities.......    159,994     (28,385)
                                                                 ----------- -----------
Financing Activities:
  Net (decrease)/increase in short-term debt....................    (14,400)     78,200
  Reacquisitions and retirements of long-term debt..............    (94,150)    (40,000)
  Reacquisitions and retirements of preferred stock.............     (1,500)     (1,500)
  Repurchase of common shares...................................    (90,000)       -
  Cash dividends on preferred stock.............................     (1,399)     (1,456)
  Capital contribution..........................................       -         20,000
                                                                 ----------- -----------
Net cash flows (used in)/provided by financing activities.......   (201,449)     55,244
                                                                 ----------- -----------
Net (decrease)/increase in cash for the period..................       (838)        328
Cash - beginning of period......................................        950         106
                                                                 ----------- -----------
Cash - end of period............................................ $      112  $      434
                                                                 =========== ===========

The accompanying notes are an integral part of these financial statements.




              WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

                      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations


WMECO is a wholly owned subsidiary of NU. This discussion should be read in conjunction with NU's management's discussion and analysis of financial condition and results of operations, consolidated financial statements and footnotes in this Form 10-Q, the First Quarter 2000 Form 10-Q and the NU 1999 Form 10-K.

RESULTS OF OPERATIONS

The components of significant income statement variances for the second quarter 2000 and the first six months of 2000 are provided in the table below.

                                           Income Statement Variances
                                              (Millions of Dollars)
                                             2000 over/(under) 1999
                                             ----------------------

                                       Second               Six
                                       Quarter   Percent   Months   Percent
                                       -------   -------   ------   -------

Operating revenues                      $ 11        10%    $ 43        21%

Fuel, purchased and net
  interchange power                       25        74       67        (a)
Other operation                          (20)      (62)     (23)      (40)
Maintenance                               (3)      (23)      (9)      (33)
Depreciation                              (5)      (54)     (10)      (53)
Amortization of regulatory
  assets, net                             15        (a)      16        (a)
Federal and state income taxes            (1)      (34)      (3)      (47)
Nuclear related costs                     (3)       (a)      (3)       (a)

Net Income                                (1)      (29)       5        55

(a) Percent greater than 100.

Comparison of the Second Quarter of 2000 to the Second Quarter of 1999
----------------------------------------------------------------------

Operating Revenues

Total operating revenues increased by $11 million or 10 percent in the second quarter of 2000, as compared to the same period of 1999, primarily due to higher wholesale revenues ($21 million), partially offset by lower retail revenues ($10 million).

Wholesale revenues are higher primarily as a result of the sale of the output from Millstone 2 and 3. The retail revenues are lower primarily as a result of lower retail sales in 2000. Retail sales decreased by 11 percent in 1999 due to an adjustment of a prior year load correction recorded in 1999. Retail sales were essentially unchanged excluding the 1999 adjustment.

Fuel, Purchased and Net Interchange Power

Fuel, purchased and net interchange power expense increased in 2000, primarily due to the transition, under industry restructuring, of purchasing full requirements for customers from standard offer suppliers, in addition to the remaining fuel costs of the nuclear units and cogenerators.

Other Operation and Maintenance

Other O&M expenses decreased in 2000, primarily due to lower spending at the nuclear units ($3 million), lower expenses due to the sale of certain fossil generation assets and the transfer of certain hydroelectric generation assets ($2 million) and lower administrative and general expenses ($13 million) primarily due to pension credits.

Depreciation

Depreciation expense decreased in 2000, primarily due to the reclassification of depreciable nuclear plant balances to regulatory assets ($7 million) and the sale of certain fossil generation assets and the transfer of certain hydroelectric generation assets.

Amortization of Regulatory Assets, Net

Amortization of regulatory assets, net increased in 2000, primarily due to changes in amortization levels as a result of industry restructuring ($11 million) and higher amortization associated with the reclassified nuclear plant balances ($3 million).

Nuclear Related Costs

Nuclear related costs increased in 2000, primarily due to the settlement of Millstone-related litigation, net of insurance proceeds ($3 million).

Comparison of the First Six Months of 2000 to the First Six Months of 1999
--------------------------------------------------------------------------

Operating Revenues

Total operating revenues increased by $43 million or 21 percent for the first six months of 2000, as compared to the same period of 1999, primarily due to higher wholesale revenues ($46 million).

Wholesale revenues are higher primarily as a result of the sale of the output from Millstone 2 and 3.

Fuel, Purchased and Net Interchange Power

Fuel, purchased and net interchange power expense increased in 2000, primarily due to the transition, under industry restructuring, of purchasing full requirements for customers from standard offer suppliers, in addition to the remaining fuel costs of the nuclear units and cogenerators.

Other Operation and Maintenance

Other O&M expenses decreased in 2000, primarily due to lower spending at the nuclear units ($3 million), lower expenses due to the sale of certain fossil generation assets and the transfer of certain hydroelectric generation assets ($2 million) and lower administrative and general expenses ($14 million) primarily due to pension credits.

Depreciation

Depreciation expense decreased in 2000, primarily due to the reclassification of depreciable nuclear plant balances to regulatory assets ($7 million) and the sale of certain fossil generation assets and the transfer of certain hydroelectric generation assets.

Amortization of Regulatory Assets, Net

Amortization of regulatory assets, net increased in 2000, primarily due to changes in amortization levels as a result of industry restructuring
($10 million) and higher amortization associated with the reclassified nuclear plant balances ($7 million).

Federal and State Income Taxes

Federal and state income taxes decreased in 2000, primarily due to the tax benefits resulting from the disposition of certain fossil and hydroelectric generation assets.

Nuclear Related Costs

Nuclear related costs increased in 2000, primarily due to the settlement of Millstone-related litigation, net of insurance proceeds ($5 million).

LIQUIDITY

Net cash flows provided by operating activities increased to $40.6 million for the six months ended June 30, 2000, compared with net cash flows used in operating activities of $26.5 million for the six months ended June 30, 1999. The primary reasons for the increase were changes in working capital, including receivables and unbilled revenues, net, accrued taxes and accounts payable, offset by a reduced level of investment in securitizable assets. Industry restructuring also resulted in lower depreciation and amortization expense. Those factors also included a $5 million increase in income after interest charges in the first six months of 2000, compared with the same period in 1999.

Including construction expenditures and investments in nuclear decommissioning trusts, net cash flows provided by investing activities were $160 million for the six months ended June 30, 2000, compared with net cash flows used in investing activities of $28.4 million for the six months ended June 30, 1999. The primary reasons for the increase were the net proceeds from the transfer of utility plant to NGC, offset by decreased capital contributions.

Net cash flows used in financing activities were $201.4 million for the six months ended June 30, 2000, compared with net cash flows provided by financing activities of $55.2 million for the six months ended June 30, 1999. The net cash flows included a net decrease in short-term debt of $14.4 million for the six months ended June 30, 2000, compared with a net increase in short-term debt of $78.2 million for the six months ended June 30, 1999.

The transfer of the hydroelectric generation assets to NGC produced a significant source of cash for WMECO, which was primarily used to retire short-term debt, long-term debt and preferred stock and repurchase common stock. Financing activities for the six months ended June 30, 2000, included $185.7 million for the retirement of long-term debt and preferred stock and the repurchase of common stock, compared with $41.5 million for the six months ended June 30, 1999. Payments made for the preferred stock dividends were $1.4 million and $1.5 million for the six months ended June 30, 2000 and 1999, respectively.



                      NORTH ATLANTIC ENERGY CORPORATION

                                BALANCE SHEETS

                                                                June 30,
                                                                  2000       December 31,
                                                              (Unaudited)        1999
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
ASSETS
------

Utility Plant, at original cost:
  Electric................................................   $    727,014   $    736,472

     Less: Accumulated provision for depreciation.........        210,626        196,694
                                                             -------------  -------------
                                                                  516,388        539,778
  Construction work in progress...........................         10,243         10,274
  Nuclear fuel, net.......................................         27,043         21,149
                                                             -------------  -------------
     Total net utility plant..............................        553,674        571,201
                                                             -------------  -------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............         47,920         43,667
                                                             -------------  -------------
                                                                   47,920         43,667
                                                             -------------  -------------
Current Assets:
  Notes receivable from affiliated companies..............         17,500         56,400
  Accounts receivable from affiliated companies...........         22,325         22,840
  Taxes receivable........................................          4,038         11,717
  Materials and supplies, at average cost.................         13,506         13,088
  Prepayments and other...................................          1,534          1,773
                                                             -------------  -------------
                                                                   58,903        105,818
                                                             -------------  -------------
Deferred Charges:
  Regulatory assets:
   Deferred costs - Seabrook..............................         56,675         88,545
   Income taxes, net......................................         29,737         35,605
   Recoverable energy costs...............................          1,594          1,703
   Unamortized loss on reacquired debt....................           -             3,788
  Unamortized debt expense................................          1,298          1,780
  Prepaid property tax....................................          1,792           -
  Other...................................................             20           -
                                                             -------------  -------------
                                                                   91,116        131,421
                                                             -------------  -------------

Total Assets..............................................   $    751,613   $    852,107
                                                             =============  =============

The accompanying notes are an integral part of these financial statements.



                      NORTH ATLANTIC ENERGY CORPORATION

                               BALANCE SHEETS

                                                                June 30,
                                                                  2000       December 31,
                                                              (Unaudited)        1999
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common stock, $1 par value - 1,000 shares
   authorized and outstanding in 2000 and 1999............   $          1   $          1
  Capital surplus, paid in................................        160,999        160,999
  Retained earnings.......................................          1,777         12,752
                                                             -------------  -------------
           Total common stockholder's equity..............        162,777        173,752
  Long-term debt..........................................         65,000        135,000
                                                             -------------  -------------
           Total capitalization...........................        227,777        308,752
                                                             -------------  -------------

Current Liabilities:
  Long-term debt - current portion........................        270,000        270,000
  Accounts payable........................................         15,061         11,694
  Accounts payable to affiliated companies................            370            806
  Accrued interest........................................          1,438          2,340
  Other...................................................            396            272
                                                             -------------  -------------
                                                                  287,265        285,112
                                                             -------------  -------------
Deferred Credits and Other Long-term Liabilities:
  Accumulated deferred income taxes.......................        203,484        222,601
  Deferred obligation to affiliated company...............          8,112         12,984
  Other...................................................         24,975         22,658
                                                             -------------  -------------
                                                                  236,571        258,243
                                                             -------------  -------------

Commitments and Contingencies (Note 2)

Total Capitalization and Liabilities......................   $    751,613   $    852,107
                                                             =============  =============

The accompanying notes are an integral part of these financial statements.



                      NORTH ATLANTIC ENERGY CORPORATION

                            STATEMENTS OF INCOME
(Unaudited)

                                                      Three Months Ended     Six Months Ended
                                                           June 30,              June 30,
                                                    --------------------- ---------------------
                                                       2000       1999       2000       1999
                                                    ---------- ---------- ---------- ----------
                                                              (Thousands of Dollars)

Operating Revenues................................. $  66,106  $  77,203  $ 132,382  $ 147,492
                                                    ---------- ---------- ---------- ----------
Operating Expenses:
  Operation -
     Fuel..........................................     4,044      3,373      8,066      7,099
     Other.........................................     9,670     11,921     18,305     21,232
  Maintenance......................................     2,930      9,048      5,257     14,120
  Depreciation.....................................     6,945      7,372     13,889     13,853
  Amortization of regulatory assets, net...........    21,294     21,372     42,588     42,744
  Federal and state income taxes...................     8,597      8,705     17,395     17,412
  Taxes other than income taxes....................     1,441      3,109      4,040      6,254
                                                    ---------- ---------- ---------- ----------
        Total operating expenses...................    54,921     64,900    109,540    122,714
                                                    ---------- ---------- ---------- ----------
Operating Income...................................    11,185     12,303     22,842     24,778
                                                    ---------- ---------- ---------- ----------

Other Income/(Loss):
  Deferred Seabrook return - other funds...........       603      1,173      1,349      2,481
  Other, net.......................................    (1,516)    (1,942)    (2,899)    (3,488)
  Income taxes.....................................     6,281      4,189     12,053      8,019
                                                    ---------- ---------- ---------- ----------
        Other income, net..........................     5,368      3,420     10,503      7,012
                                                    ---------- ---------- ---------- ----------
        Income before interest charges.............    16,553     15,723     33,345     31,790
                                                    ---------- ---------- ---------- ----------
Interest Charges:
  Interest on long-term debt.......................     9,698     11,794     20,252     24,115
  Other interest...................................      (354)       (65)      (553)      (274)
  Deferred Seabrook return - borrowed funds........    (1,063)    (2,249)    (2,379)    (4,755)
                                                    ---------- ---------- ---------- ----------
        Interest charges, net......................     8,281      9,480     17,320     19,086
                                                    ---------- ---------- ---------- ----------

Net Income......................................... $   8,272  $   6,243  $  16,025  $  12,704
                                                    ========== ========== ========== ==========

The accompanying notes are an integral part of these financial statements.



                      NORTH ATLANTIC ENERGY CORPORATION

                           STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                   Six Months Ended
                                                                       June 30,
                                                               -----------------------
                                                                    2000        1999
                                                               ----------- -----------
                                                                (Thousands of Dollars)
Operating Activities:
  Net income.................................................. $   16,025  $   12,704
  Adjustments to reconcile to net cash
   provided by operating activities:
    Depreciation..............................................     13,889      13,853
    Deferred income taxes and investment tax credits, net.....    (13,249)        782
    Amortization of nuclear fuel..............................      6,413       5,887
    Deferred return - Seabrook................................     (3,728)     (7,236)
    Amortization of regulatory assets, net....................     42,588      42,744
    Deferred obligation to affiliated company.................     (4,872)     (4,872)
    Net other sources of cash.................................     10,441       8,963
  Changes in working capital:
    Receivables...............................................        515      (2,427)
    Materials and supplies....................................       (418)        544
    Accounts payable..........................................      2,931       3,521
    Accrued taxes.............................................       -          2,976
    Other working capital (excludes cash).....................      7,140      15,975
                                                               ----------- -----------
Net cash flows provided by operating activities...............     77,675      93,414
                                                               ----------- -----------
Investing Activities:
  Investment in plant:
    Electric utility plant....................................     (3,164)     (3,088)
    Nuclear fuel..............................................    (12,199)     (8,199)
                                                               ----------- -----------
  Net cash flows used for investments in plant................    (15,363)    (11,287)
  Investment in NU system Money Pool..........................     38,900      21,450
  Investments in nuclear decommissioning trusts...............     (4,212)     (3,648)
                                                               ----------- -----------
Net cash flows provided by in investing activities............     19,325       6,515
                                                               ----------- -----------
Financing Activities:
  Reacquisitions and retirements of long-term debt............    (70,000)    (70,000)
  Cash dividends on common stock..............................    (27,000)    (30,000)
                                                               ----------- -----------
Net cash flows used in financing activities...................    (97,000)   (100,000)
                                                               ----------- -----------
Net increase in cash for the period...........................       -            (71)
Cash - beginning of period....................................       -             71
                                                               ----------- -----------
Cash - end of period.......................................... $     -     $     -
                                                               =========== ===========

The accompanying notes are an integral part of these financial statements.




                      NORTH ATLANTIC ENERGY CORPORATION

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations


NAEC is a wholly owned subsidiary of NU. This discussion should be read in conjunction with NU's management's discussion and analysis of financial condition and results of operations, consolidated financial statements and footnotes in this Form 10-Q, the First Quarter 2000 Form 10-Q and the NU 1999 Form 10-K.

RESULTS OF OPERATIONS

The components of significant income statement variances for the second quarter of 2000 and the first six months of 2000 are provided in the table below.

                                           Income Statement Variances
                                              (Millions of Dollars)
                                             2000 over/(under) 1999
                                             ----------------------

                                       Second               Six
                                       Quarter   Percent   Months   Percent
                                       -------   -------   ------   -------

Operating revenues                      $(11)      (14)%   $(15)      (10)%

Other operation                           (2)      (19)      (3)      (14)
Maintenance                               (6)      (68)      (9)      (63)
Federal and state income taxes            (2)      (49)      (4)      (43)
Interest on long-term debt                (2)      (18)      (4)      (16)

Net Income                                 2        33        3        26

Comparison of the Second Quarter of 2000 to the Second Quarter of 1999
----------------------------------------------------------------------

Operating Revenues

Total operating revenues decreased by $11 million or 14 percent in the second quarter of 2000, as compared to the same period of 1999, primarily due to lower O&M costs billed to PSNH through the Seabrook Power Contracts.

Other Operation and Maintenance

Other O&M expenses decreased in 2000, primarily due to the 1999 refueling outage.

Federal and State Income Taxes

Federal and state income taxes decreased in 2000, primarily due to lower taxable income.

Interest on Long-Term Debt

Interest on long-term debt decreased in 2000, primarily due to lower long-term debt outstanding in 2000.

Comparison of the First Six Months of 2000 to the First Six Months of 1999
--------------------------------------------------------------------------

Operating Revenues

Total operating revenues decreased by $15 million or 10 percent for the first six months of 2000, as compared to the same period of 1999, primarily due to lower O&M costs billed to PSNH through the Seabrook Power Contracts.

Other Operation and Maintenance

Other O&M expenses decreased in 2000, primarily due to the 1999 refueling outage.

Federal and State Income Taxes

Federal and state income taxes decreased in 2000, primarily due to lower taxable income.

Interest on Long-Term Debt

Interest on long-term debt decreased in 2000, primarily due to lower long-term debt outstanding in 2000.

LIQUIDITY

Net cash flows provided by operating activities decreased to $77.7 million for the six months ended June 30, 2000, compared with $93.4 million for the six months ended June 30, 1999. The primary reasons for the reduction were changes in working capital and deferred income taxes and investment tax credits, net, partially offset by an increase in income after interest charges of $3.3 million for the first six months of 2000, compared with the same period in 1999, and the Seabrook deferred return.

Net cash flows used in investing activities were $19.3 million for the six months ended June 30, 2000, compared with $6.5 million for the six months ended June 30, 1999, primarily as a result of increased investments in the NU system Money Pool and increased investments in plant.

Net cash flows used in financing activities were $97 million for the six months ended June 30, 2000, compared with $100 million for the six months ended June 30, 1999, as a result of a decrease in cash dividends on common stock.


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


                   NOTES TO FINANCIAL STATEMENTS (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (All Companies)

     A.  Presentation

         The accompanying unaudited financial statements should be read in conjunction with management's discussion and analysis of financial condition and results of operations in this Form 10-Q, the First Quarter 2000 Form 10-Q and the Annual Reports of Northeast Utilities
         (NU), The Connecticut Light and Power Company (CL&P), Public Service Company of New Hampshire (PSNH), Western Massachusetts Electric Company (WMECO), and North Atlantic Energy Corporation (NAEC), which were filed as part of the NU 1999 Form 10-K. The accompanying financial statements contain, in the opinion of management, all adjustments necessary to present fairly NU's and each NU system company's financial position as of June 30, 2000, the results of operations for the three-month and six-month periods ended June 30, 2000 and 1999, and statements of cash flows for the six-month periods ended June 30, 2000 and 1999. All adjustments are of a normal, recurring nature except those described in Note 2. The results of operations for the three-month and six-month periods ended June 30, 2000 and 1999, are not indicative of the results expected for a full year.

         The consolidated financial statements of NU and of its subsidiaries include the accounts of all their respective wholly owned subsidiaries. Significant intercompany transactions have been eliminated in consolidation.

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

     B.  Regulatory Accounting and Assets

         The accounting policies of the NU system operating companies and the accompanying consolidated financial statements conform to generally accepted accounting principles applicable to rate-regulated enterprises and historically reflect the effects of the rate-making process in accordance with Statement of Financial Accounting Standards
         (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result of final restructuring orders issued in 1999, CL&P and WMECO discontinued the application of SFAS No. 71 for the generation portion of their businesses. Their transmission and distribution businesses will continue to be cost-of-service based.

         At this time, management continues to believe that the application of SFAS No. 71 for PSNH and NAEC remains appropriate. If the "Agreement to Settle PSNH Restructuring" (Settlement Agreement) is approved, management's current expectation is that PSNH will discontinue the application of SFAS No. 71 for the generation portion of its business and record an after-tax write-off of $225 million. PSNH's transmission and distribution business will continue to be rate-regulated on a cost-of-service basis, as the Settlement Agreement allows for the recovery of the remaining regulatory assets through that portion of the business.

    C.   New Accounting Pronouncements

         During June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133," which amends the accounting and reporting standards of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," for certain derivative instruments and certain hedging activities. Based on the derivative instruments which currently are being utilized by the NU system companies to hedge some of their interest rate risk and certain power and gas contracts, there may be an impact on earnings upon adoption of SFAS No. 133, as amended by SFAS No. 138, which management has not estimated at this time.

2.  COMMITMENTS AND CONTINGENCIES

    A.   Restructuring (CL&P, PSNH, WMECO)

         Connecticut: The 1999 restructuring orders allowed for securitization of CL&P's nonnuclear regulatory assets and the costs to buyout or buydown the various purchased-power contracts. CL&P filed an application with the Connecticut Department of Public Utility Control
         (DPUC) on May 31, 2000, requesting authorization to securitize $1.4 billion of its stranded costs.

         New Hampshire: On April 19, 2000, the New Hampshire Public Utilities Commission (NHPUC) issued an order relating to the proposed Settlement Agreement. While the NHPUC approved much of the Settlement Agreement, it directed a number of changes. The changes include adjusting the return level on certain rate base offsets, permitting the NHPUC greater autonomy in setting a minimum bid for Seabrook, crediting stranded costs with items identified as regulatory obligations by the NHPUC, revising the time frame and level of the recovery of certain stranded costs, decreasing the amount of assets that may be securitized, adjustments to rate design and fees, changes in the fossil and hydroelectric generation asset auction process, and establishing a higher cost level for transition service.

         On May 1, 2000, PSNH filed its response to the order with the NHPUC. In its response, PSNH agreed to meet most of the conditions set forth by the NHPUC and tentatively agreed to meet certain other conditions, subject to clarification.

         At the same time, PSNH filed a motion for a rehearing on the NHPUC directive requiring PSNH to immediately reduce stranded costs with certain regulatory obligations. On May 3, 2000, the NHPUC granted a rehearing which was held on May 17, 2000.

         On June 12, 2000, the governor of New Hampshire signed into law, a bill, which once fully implemented, is designed to resolve all of the outstanding restructuring issues. Chapter 246 of the 2000 Session Laws enabled the NHPUC to issue a finance order for issuing up to $670 million of rate reduction bonds and established the charges for distribution and transition service. The legislation assumed $450 million in concessions on PSNH's part including the previously discussed write-off of stranded costs. PSNH's rates will decrease by 5 percent on October 1, 2000, for up to six months if competition has not begun. The legislation also authorized PSNH to pay a $50 million common stock dividend on that date.

         Some aspects of the bill were inconsistent with the NHPUC's April 19, 2000 order. As a result, on June 23, 2000, PSNH filed with the NHPUC compliance tariffs, a draft securitization finance order and an amended Settlement Agreement which conformed to the new legislation. Hearings on these compliance filings, the draft securitization finance order and the amended Settlement Agreement were held in July 2000.
         A decision is expected in August 2000. However, petitioners will have 30 days to file motions for rehearing on any substantive changes in the amended Settlement Agreement. If the NHPUC denies the petitioners' motions, the petitioners would then have 30 days to file an appeal with the New Hampshire Supreme Court. Any such appeals may result in a substantial delay in implementation of the amended Settlement Agreement.

         Massachusetts: On April 18, 2000, WMECO filed its $261 million securitization plan with the Massachusetts Department of Telecommunications and Energy (DTE). Hearings regarding the securitization plan were held in June 2000 with the briefing process being concluded in July 2000. The securitization plan requires DTE approval prior to implementation. A DTE decision on the securitization plan is anticipated in August 2000.

    B.   Long-Term Contractual Arrangements (Select Energy)

         Select Energy, Inc. (Select Energy) maintains long-term agreements to purchase energy in the normal course of business as part of its portfolio of resources to meet its actual or expected sales commitments. The aggregate amount of these purchase contracts was $3.1 billion at June 30, 2000. These contracts extend through 2004 as follows (millions of dollars):

         Year
         ----

         2000            $1,072
         2001               808
         2002               474
         2003               448
         2004               280
                         ------
         Total           $3,082
                         ======

    C.   Nuclear Litigation (NU, CL&P, WMECO)

         The non-NU joint owners of Millstone 3 (minority owners) previously filed demands for arbitration with CL&P and WMECO, as well as lawsuits in Massachusetts Superior Court against NU and its current and former trustees related to the companies' operation of Millstone 3. During the second quarter of 2000, NU and its subsidiaries, CL&P and WMECO, agreed in principle to settle with the remaining nonsettled minority owners. These settlements of the joint owner claims provide for the payment to these claimants of $27.5 million and certain contingent payments.

3.  INTEREST RATE AND GAS SUPPLY RISK MANAGEMENT INSTRUMENTS (NAEC, Yankee)

    A.   Interest Rate Risk Management Instruments

         NAEC uses swap instruments with financial institutions to hedge against interest rate risk associated with its $200 million variable-rate bank note. As of June 30, 2000, NAEC had outstanding agreements with a total notional value of $200 million and a positive mark-to-market position of $0.6 million.

         Yankee Energy System, Inc. (Yankee) uses swap instruments with financial institutions to exchange fixed-rate interest obligations to a blend between fixed and variable-rate obligations without exchanging the underlying notional amounts. These instruments convert fixed interest rate obligations to variable rates. The notional amounts parallel the underlying debt levels and are used to measure interest to be paid or received and do not represent the exposure to credit loss. As of June 30, 2000, Yankee had outstanding agreements with a total notional value of $49 million and a negative mark-to-market position of $1 million.

    B.   Gas Supply Risk Management Instruments

         Yankee Gas Services Company (Yankee Gas) maintains gas service agreements with certain customers to supply gas at fixed prices for a 10-year term extending through 2005. Yankee Gas has hedged its gas supply risk under these agreements through commodity swap agreements. Under these commodity swap agreements, the purchase price of a specified quantity of gas is effectively fixed over the term of the gas service agreements, which also extend through 2005. As of June 30, 2000, the commodity swap agreements had a notional value of $18.9 million and a negative mark-to-market position of $1 million.

4.  COMMODITY DERIVATIVES (Select Energy)

    Select Energy, primarily through trading and marketing, manages its exposure to risk from existing contractual commitments and provides risk management services to its customers through forward contracts, futures, over-the-counter swap agreements, and options (collectively, "commodity derivatives"). Select Energy engages in the trading of commodity derivatives, and therefore experiences net open positions.
    Select Energy manages these open positions with strict policies which limit its exposure to market risk and requires daily reporting to management of potential financial exposure. Commodity derivatives utilized for trading purposes are accounted for using the mark-to-market method, under Emerging Issues Task Force Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities." Under this methodology, these instruments are adjusted to market value, and the unrealized gains and losses are recognized in income in the current period in the consolidated statements of income as operating expenses - other and in the consolidated balance sheets as prepayments and other. The mark-to-market position at June 30, 2000, was a positive $19.3 million.

5.  COMPREHENSIVE INCOME (NU, CL&P, PSNH, WMECO)

    The total comprehensive income/(loss), which includes all comprehensive income items, for the NU system is as follows:

                          Six Months Ended June 30,
                          -------------------------
                            2000           1999
                            ----           ----
                           (Millions of Dollars)

    NU Consolidated         $86.8        $ 18.8
    CL&P                     64.2         (26.8)
    PSNH                     29.0          42.1
    WMECO                    12.6           7.6

6.  EARNINGS PER SHARE (NU)

    Earnings per share (EPS) is computed based upon the weighted average number of common shares outstanding during each period. Diluted EPS is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect if certain securities are converted into common stock.

    The following table sets forth the components of basic and diluted EPS:

------------------------------------------------------------------------------
(Millions of Dollars,                           Six Months Ended June 30,
except share information)                    2000                       1999
------------------------------------------------------------------------------
Income after interest charges               $95.5                      $30.6
Preferred dividends of subsidiaries           8.7                       11.9
------------------------------------------------------------------------------
Net income                                  $86.8                      $18.7
------------------------------------------------------------------------------
Basic EPS common shares
  outstanding (average)               139,476,432                131,214,191
Dilutive effect of employee
  stock options                           579,178                    425,851
-----------------------------------------------------------------------------
Diluted EPS common shares
  outstanding (average)               140,055,610                131,640,042
-----------------------------------------------------------------------------
Basic and Diluted EPS                       $0.62                      $0.14
-----------------------------------------------------------------------------

7.  SEGMENT INFORMATION (NU)

    The NU system is organized between regulated utilities (electric and gas for the six months ended June 30, 2000, and electric only for the six months ended June 30, 1999) and unregulated energy services. The regulated utilities segment represents approximately 87 percent and 89 percent of the NU system's total revenues for the six months ended June 30, 2000 and 1999, respectively, and is comprised of several business units.

    Regulated utilities revenues primarily are derived from residential, commercial and industrial customers and are not dependent on any single customer. The unregulated energy services segment has two major customers, one unaffiliated company and CL&P. Their purchases represented approximately 6 percent and 35 percent, respectively, of the total unregulated energy services revenues for the six months ended June 30, 2000. Purchases from the unaffiliated company represented approximately
    52 percent of the total unregulated energy services revenues for the six months ended June 30, 1999. There were no purchases from CL&P in 1999.

    The unregulated energy services segment in the following table includes HEC Inc., a provider of energy management, demand-side management and related consulting services for commercial, industrial and institutional electric companies and electric utility companies; Holyoke Water Power Company, a company engaged in the production and distribution of electric power; Northeast Generation Company, a corporation that acquires and manages generation facilities; Northeast Generation Services Company, a corporation that maintains and services any fossil or hydroelectric facility that is acquired or contracted with for fossil or hydroelectric generation services, and; Select Energy, a corporation engaged in the marketing, transportation, storage, and sale of energy commodities, at wholesale, in designated geographical areas and in the marketing of electricity to retail customers.

    Other in the following table includes the results for Mode 1 Communications, Inc. (Mode 1), an investor in a fiber-optic communications network. Mode 1 had a net loss of $2.9 million and $1.8 million for the six months ended June 30, 2000 and 1999, respectively. Other also includes the results of the nonenergy related subsidiaries of Yankee. Interest expense included in Other primarily relates to the debt of NU parent. Inter-segment eliminations of revenues and expenses are also included in Other.

                          For the Six Months Ended June 30, 2000
                 --------------------------------------------------------
                                      Unregulated    Eliminations
(Millions of     Regulated Utilities    Energy           and
  Dollars)       Electric     Gas      Services         Other       Total
                 --------     ---      --------      ------------   -----
Operating
  revenues      $ 2,332.6   $ 91.3     $ 916.1         $(542.7)  $ 2,797.3
Operating
  expenses       (2,116.2)   (84.1)     (893.2)          530.7    (2,562.8)
                ---------   ------     -------         -------   ---------
Operating
  income/(loss)     216.4      7.2        22.9           (12.0)      234.5

Other
  income/
  (expense)          15.9     (1.7)        2.1            (8.9)        7.4
Interest
  expense          (101.8)    (5.1)      (21.5)          (18.0)     (146.4)
Preferred
  dividends          (8.7)      -           -               -         (8.7)
                ---------   ------     -------         -------   ---------
Net income/
 (loss)         $   121.8   $  0.4     $   3.5         $ (38.9)  $    86.8
                =========   ======     =======         =======   =========
Total assets    $ 8,466.4   $848.2     $ 720.5         $ 727.1   $10,762.2
                =========   ======     =======         =======   =========


                               For the Six Months Ended June 30, 1999
                      -----------------------------------------------------
                      Regulated     Unregulated     Eliminations
(Millions of           Electric        Energy           and
  Dollars)            Utilities       Services         Other         Total
                      ---------     -----------     ------------     -----

Operating revenues    $ 1,850.6       $ 244.5          $(13.1)    $ 2,082.0
Operating expenses     (1,694.7)       (261.5)           20.3      (1,935.9)
                      ---------       -------          ------     ---------
Operating income/
  (loss)                  155.9         (17.0)            7.2         146.1

Other income/
(expense)                  15.2           4.7            (2.5)         17.4
Interest expense         (123.9)         (1.8)           (7.2)       (132.9)
Preferred dividends       (11.9)           -               -          (11.9)
                      ---------       -------          ------     ---------
Net income/(loss)     $    35.3       $ (14.1)         $ (2.5)    $    18.7
                      =========       =======          ======     =========
Total assets          $ 9,967.2       $ 292.5          $ 88.8     $10,348.5
                      =========       =======          ======     =========

8.  EMPLOYEE BENEFITS (All Companies)

    Stock-Based Compensation

    Employee Stock Purchase Plan (ESPP): For the quarter ended June 30, 2000, employees purchased 120,641 shares of NU common stock at a discounted price of $17.48 per share under NU's ESPP. As of June 30, 2000, 1,496,035 shares remained reserved for future issuance under the ESPP.

9.  MERGER AGREEMENT WITH CONSOLIDATED EDISON, INC. (NU)

    On May 31, 2000, the Federal Energy Regulatory Commission approved the proposed merger between NU and Consolidated Edison, Inc. (Con Edison).

    The merger is subject to the approval of other regulatory agencies. The two companies expect that, following the receipt of all required regulatory approvals, the merger will be completed in 2000.

10. SUBSEQUENT EVENT (NU, CL&P, PSNH, WMECO)

    On August 7, 2000, CL&P, WMECO and certain other joint owners reached an agreement to sell substantially all of the Millstone nuclear units, located in Waterford, Connecticut, to Dominion Resources Inc. (Dominion), for approximately $1.3 billion, including approximately $105 million for nuclear fuel. Dominion has also agreed to assume responsibility for decommissioning the three units.

    Various federal and state regulatory approvals are needed before the transaction can be finalized; these are expected to be obtained by April 2001.

    CL&P and WMECO own 81 percent and 19 percent, respectively, of Millstone 1 and 2. CL&P, PSNH and WMECO have agreements with other New England utilities covering their joint ownership in Millstone 3. CL&P's, PSNH's and WMECO's ownership interests in Millstone 3 are 52.93, 2.85 and 12.24 percent, respectively. All of CL&P's, PSNH's and WMECO's shares in the Millstone units were included in the auction. All the other joint owners of Millstone 3 except for two, representing approximately 6.5 percent of the remaining interest in Millstone 3, participated in the auction.

    If the transaction is approved and finalized as proposed, CL&P and WMECO would receive approximately $843 million and $196 million pre-tax for their respective ownership interests. The net gain from the sale of these interests will be used to reduce the companies' stranded costs under restructuring and the net proceeds will be used to reduce their capital structures. PSNH will receive $26 million pre-tax which will be used in accordance with the restructuring Settlement Agreement (Docket No. 099-99).

    Under NU's merger agreement with Con Edison, NU shareholders will receive an additional $1.00 of merger consideration if the agreement is recommended by the Utility Operations and Management Unit (UOMA) of the DPUC on or prior to the later of December 31, 2000, or the closing of the merger
    (the divestiture condition). If the merger closes before the divestiture condition is met, NU shareholders still will receive the additional $1 per share if the divestiture condition is met prior to December 31, 2000. The UOMA is expected to file its recommendations with the DPUC in the fall of 2000.

                             PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

1.   Connecticut Superior Court - Fish Unlimited Lawsuits (NU, CL&P, WMECO)

In March 1999, certain parties brought a civil suit in Connecticut Superior Court against Northeast Nuclear Energy Company (NNECO) and Northeast Utilities Service Company (NUSCO) seeking a temporary and a permanent injunction to prevent the restart of Millstone 2 until a fish return system and cooling tower are installed. In May 1999, the superior court dismissed the lawsuit. The plaintiffs appealed this decision. On July 24, 2000, the Connecticut Supreme Court ruled in favor of NNECO and NUSCO, holding that it did not have jurisdiction to consider the plaintiffs' claims for injunctive relief. The Supreme Court vacated the prior judgment and remanded the case to the trial court with direction to dismiss the action.

In July 1999, the Connecticut Superior Court granted NNECO's and NUSCO's motion to dismiss an additional lawsuit that was filed by certain plaintiffs in June 1999, challenging the validity of Millstone's water discharge permit. Millstone's National Pollution Discharge Elimination System (NPDES) permit is currently under review for renewal, but both NNECO and the Connecticut Department of Environmental Protection (CDEP) contend that the existing NPDES permit is valid. The plaintiffs appealed the court's decision, and on July 24, 2000, the Connecticut Supreme Court ruled in favor of NNECO and NUSCO and affirmed the trial court's decision.

2.   Connecticut Attorney General Civil Lawsuit and Appeal (NU, CL&P, WMECO)

In November 1997, the Connecticut attorney general initiated a civil lawsuit, on behalf of the CDEP, against NNECO and NUSCO for violations of the Millstone water discharge permit and Connecticut water discharge regulations. In 1998, the superior court approved a settlement between NNECO and the attorney general. The settlement required NNECO to pay a $700,000 civil penalty and expend $500,000 to fund three supplemental environmental projects. Additionally, the settlement requires NNECO to perform two environmental audits of its water compliance program, have a third-party review of the first NNECO audit and inform the CDEP of major changes to its environmental management system. The first audit and the third party review have been completed.

An intervenor in the superior court proceeding appealed the settlement order. On July 27, 2000, the Connecticut Supreme Court ruled in favor of NNECO and NUSCO and affirmed the lower court's decision.

For more information regarding these matters, see "Part I, Item 3 - Legal Proceedings" in NU's 1999 Annual Report on Form 10-K.

3.   Millstone 3 - Joint Owner Litigation (NU, CL&P, WMECO)

For more information regarding additional settlements in this matter, see
Note 2C, "Commitments and Contingencies - Nuclear Litigation," to the consolidated financial statements and "Part I, Item 3 - Legal Proceedings" in NU's 1999 Annual Report on Form 10-K.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NU. At a Special Meeting of Shareholders of NU held on April 14, 2000, shareholders voted to approve certain amendments to the NU Declaration of Trust dated as of January 15, 1927, as amended. The amendments authorize
NU to consummate a merger with one or more domestic limited liability companies in accordance with Chapter 182 of the Massachusetts General laws. The amendments also allow the number of trustees from and after the consummation of any such merger to be fixed by the merger agreement.
The vote approving the amendments was 114,632,395 votes in favor, 2,351,860 votes against and 1,359,408 abstentions. Shareholders also voted to approve the merger of N Acquisition LLC, a Massachusetts limited liability company and an indirect wholly owned subsidiary of Con Edison, into NU.
The vote approving this specific merger was 114,683,805 votes in favor, 2,718,750 votes against and 932,108 abstentions.

At the Annual Meeting of Shareholders of NU held on May 9, 2000, shareholders voted to fix the number of trustees for the ensuing year at thirteen. The vote fixing the number of trustees was 113,731,570 votes in favor and 1,263,594 votes against, with 923,487 abstentions and broker nonvotes.

At the Annual Meeting, the following thirteen nominees were elected to serve on the Board of Trustees by the votes set forth below:

                                 For         Withheld         Total

 1.  Cotton M. Cleveland     113,609,404     2,309,247     115,918,651
 2.  Sanford Cloud, Jr.      113,533,000     2,385,651     115,918,651
 3.  William F. Conway       113,728,147     2,190,504     115,918,651
 4.  E. Gail de Planque      113,722,963     2,195,688     115,918,651
 5.  John H. Forsgren        113,710,986     2,207,665     115,918,651
 6.  Raymond L. Golden       113,716,839     2,201,812     115,918,651
 7.  Elizabeth T. Kennan     113,516,502     2,402,149     115,918,651
 8.  Michael G. Morris       113,709,243     2,209,408     115,918,651
 9.  Emery G. Olcott         113,734,649     2,184,002     115,918,651
10.  William J. Pape II      113,459,860     2,458,791     115,918,651
11.  Robert E. Patricelli    113,669,124     2,249,527     115,918,651
12.  John F. Swope           113,637,748     2,280,903     115,918,651
13.  John F. Turner          113,701,646     2,217,005     115,918,651

NU's shareholders also ratified the Board of Trustees' selection of Arthur Andersen LLP to serve as independent auditors of NU and its subsidiaries for 2000. The vote ratifying such selection was 113,818,438 votes in favor and 1,303,156 votes against, with 797,057 abstentions and broker nonvotes.

CL&P. In a written Consent in Lieu of an Annual Meeting of Stockholders of CL&P ("Consent") dated June 21, 2000, stockholders voted to fix the number of directors for the ensuing year at three. The vote fixing the number of directors at three was 12,222,930 shares in favor, representing 100 percent of the issued and outstanding shares of common stock of CL&P. Through the Consent, the following three directors were elected, each by a vote of 12,222,930 shares in favor, to serve on the Board of Directors for the ensuing year: David H. Boguslawski, Hugh C. MacKenzie and Rodney O. Powell.

WMECO. In a written Consent in Lieu of a Special Meeting of Stockholders of WMECO ("Consent") dated April 26, 2000, stockholders voted to amend the by-laws, effective May 1, 2000, to include the following language regarding the indemnification of Directors, officers, employees and agents:

                               ARTICLE XVIII

INDEMNIFICATION

Section 1. The corporation shall indemnify, to the fullest extent permitted by applicable law, each person made or threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, and whether formal or informal, by reason of the fact that such person or such person's testator or intestate is or was a Director, officer, employee or other agent of the corporation, is or was serving at its request as a Director, officer, employee, or other agent of another organization, or is or was serving at its request in any capacity with respect to any employee benefit plan against all liabilities and expenses, including reasonable attorneys' fees, judgments, fines, penalties and amounts paid in settlement or compromise, actually and reasonably incurred in connection with such action, suit or proceeding, or any appeal therein, except with respect to any matter as to which such person shall have been adjudicated in such action, suit or proceeding not to have acted in good faith in the reasonable belief that such person's action was in the best interests of the corporation or, to the extent that such matter relates to service with respect to any employee benefit plan, in the best interest of the participants or beneficiaries of such employee benefit plan; provided, however, that as to any matter disposed of by settlement or compromise by such Director, officer, employee or other agent of the corporation pursuant to a consent decree or otherwise, no indemnification either for said payment or for any other expenses shall be provided unless such settlement or compromise shall be approved as in the best interests of the corporation or, to the extent that such matter relates to service with respect to any employee benefit plan, in the best interest of the participants or beneficiaries of such employee benefit plan, after notice that it involves such indemnification, (a) by a disinterested majority of the Directors then in office; or (b) by a majority of the disinterested Directors then in office, provided that there has been obtained an opinion in writing of independent legal counsel to the effect that such Director, officer, employee or other agent of the corporation appears to have acted in good faith in the reasonable belief that his action was in the best interests of the corporation or, to the extent that such matter relates to service with respect to any employee benefit plan, in the best interest of the participants or beneficiaries of such employee benefit plan, or
(c) by the holders of a majority of the outstanding stock at the time entitled to vote for Directors, voting as a single class, exclusive of any stock owned by an interested Director, officer, employee or other agent of the corporation. In discharging such person's duty any such Director, officer, employee or other agent of the corporation, when acting in good faith, may rely upon the books of account of the corporation or of such other organization, reports made to the corporation or to such other organization by any of its officers or employees or by counsel, accountants, appraisers or other experts selected with reasonable care by the Board of Directors or officers, or upon other records of the corporation or of such other organization. Expenses incurred with respect to any such action, suit or proceeding may be advanced by the corporation prior to the final disposition of such action, suit or proceeding, upon receipt of a written undertaking by or on behalf of the recipient to repay such amount if said person shall be adjudicated to be not entitled to indemnification under this section, which undertaking may be accepted without reference to the financial ability of such person to make repayment.

Any such indemnification may be provided although the person to be indemnified is no longer a Director, officer, employee or other agent of the corporation or of such other organization or no longer serves with respect to any such employee benefit plan.

The right of indemnification hereby provided shall not be exclusive of or affect any other right to which any Director, officer, employee or other agent of the corporation may be entitled. As used in this paragraph, the terms "Director," "officer," "employee" and "agent" include their respective heirs, executors and administrators, and an "interested" Director, officer, employee or other agent of the corporation is one against whom in such capacity the proceedings in question or another proceeding on the same or similar grounds is then pending. In the event any part of this Article shall be found, in any action, suit or proceeding to be invalid or ineffective, the validity and the effect of the remaining parts shall not be affected.

The vote adopting the amendment to the by-laws was 1,072,471 shares in favor, representing 100 percent of the issued and outstanding shares of common stock of WMECO.

In a written Consent in Lieu of an Annual Meeting of Stockholders of WMECO ("Consent") dated June 15, 2000, stockholders voted to fix the number of directors for the ensuing year at eight. The vote fixing the number of directors at eight was 1,072,471 shares in favor, representing 100 percent of the issued and outstanding shares of common stock of WMECO. Through the Consent the following eight directors were elected, each by a vote of 1,072,471 shares in favor, to serve on the Board of Directors for the ensuing year: David H. Boguslawski, James E. Byrne, John H. Forsgren,
Kerry J. Kuhlman, Hugh C. MacKenzie, Paul J. McDonald, Michael G. Morris, and Melinda M. Phelps.

PSNH. At the Annual Meeting of Stockholders of PSNH held on May 15, 2000, stockholders voted to fix the number of directors for the ensuing year at eight. The vote fixing the number of directors at eight was 1,000 shares in favor, representing 100 percent of the issued and outstanding shares of common stock of PSNH. At the Annual Meeting, the following eight directors were elected, each by a vote of 1,000 shares in favor, to serve on the Board of Directors for the ensuing year: David H. Boguslawski, John C. Collins, John H. Forsgren, William T. Frain, Jr., Gerald Letendre, Hugh C. MacKenzie, Michael G. Morris, and Jane E. Newman.

NAEC. In a written Consent in Lieu of an Annual Meeting of Stockholders of NAEC ("Consent") dated June 1, 2000, stockholders voted to fix the number of directors for the ensuing year at three. The vote fixing the number of directors at three was 1,000 shares in favor, representing 100 percent of the issued and outstanding shares of common stock of NAEC. Through the Consent, the following three directors were elected, each by a vote of 1,000 shares in favor, to serve on the Board of Directors for the ensuing year:
William A. DiProfio, Ted C. Feigenbaum and Bruce D. Kenyon.

ITEM 5.  OTHER INFORMATION

1.   Department of Justice Investigation (NU)

The U.S. Department of Justice Antitrust Division (DOJ) has opened a probe into the market for Installed Capability in the New England wholesale market. The investigation stems from the possibility of a conspiracy to increase prices in that market. NU has received a request for information in connection with the DOJ's inquiry. Grid manager ISO New England and the New England Power Pool have also received requests for information from the DOJ.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Listing of Exhibits

     Exhibit No.     Description
     -----------     -----------

       3.1           WMECO's Amendment to By-laws
       10.1          Purchase and Sale Agreement for the Millstone Nuclear
                     Power Station
       15            Arthur Andersen LLP Letter Regarding Unaudited
                     Financial Information
       27            NU Financial Data Schedule
       27.1          CL&P Financial Data Schedule
       27.2          PSNH Financial Data Schedule
       27.3          WMECO Financial Data Schedule
       27.4          NAEC Financial Data Schedule

(b)  Reports on Form 8-K:

     No reports on Form 8-K have been filed during the quarter ended June 30, 2000.



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


                                           NORTHEAST UTILITIES
                                           -------------------
                                                Registrant



Date:  August 9, 2000             By /s/ John H. Forsgren
                                     ---------------------------------
                                         John H. Forsgren
                                         Executive Vice President
                                         and Chief Financial Officer


Date:  August 9, 2000             By /s/ John J. Roman
                                     ---------------------------------
                                         John J. Roman
                                         Vice President and Controller




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


                                 THE CONNECTICUT LIGHT AND POWER COMPANY
                                 ---------------------------------------
                                               Registrant



Date:  August 9, 2000             By /s/ Randy A. Shoop
                                     ---------------------------------
                                         Randy A. Shoop
                                         Treasurer



Date:  August 9, 2000             By /s/ John P. Stack
                                     ---------------------------------
                                         John P. Stack
                                         Controller



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


                                 PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
                                 ---------------------------------------
                                                Registrant



Date:  August 9, 2000              By /s/ David R. McHale
                                      ---------------------------------
                                          David R. McHale
                                          Vice President and Treasurer



Date:  August 9, 2000              By /s/ John J. Roman
                                      ---------------------------------
                                          John J. Roman
                                          Vice President and Controller




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


                                  WESTERN MASSACHUSETTS ELECTRIC COMPANY
                                  --------------------------------------
                                               Registrant



Date:  August 9, 2000             By /s/ David R. McHale
                                     ---------------------------------
                                         David R. McHale
                                         Vice President and Treasurer



Date:  August 9, 2000             By /s/ John J. Roman
                                     ---------------------------------
                                         John J. Roman
                                         Vice President and Controller




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


                                       NORTH ATLANTIC ENERGY CORPORATION
                                       ---------------------------------
                                                   Registrant



Date:  August 9, 2000             By /s/ David R. McHale
                                         --------------------------------
                                         David R. McHale
                                         Vice President and Treasurer



Date:  August 9, 2000             By /s/ John J. Roman
                                     --------------------------------
                                         John J. Roman
                                         Vice President and Controller







EXHIBIT 3.1


                               WESTERN MASSACHUSETTS ELECTRIC COMPANY


                                               BY-LAWS






                                                        Amended and Restated:
                                                           April 1, 1999

                                                        Further Amended:
                                                           May 1, 2000





                          WESTERN MASSACHUSETTS ELECTRIC COMPANY

                                         BY-LAWS
                                         -------

                                        ARTICLE I
                                        ---------

                                     MEETINGS OF STOCKHOLDERS
                                     ------------------------

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

                                  ARTICLE II
                                  ----------

                                  DIRECTORS
                                  ---------

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


                                  ARTICLE III
                                  -----------

                             MEETINGS OF DIRECTORS
                             ---------------------

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


                                 ARTICLE IV
                                 ----------

                                  OFFICERS
                                  --------

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


                                 ARTICLE V
                                 ---------

                                 CHAIRMAN
                                 --------

     Section 1. The Chairman, if such office shall be provided for and filled by the Directors, shall, when present, preside at all meetings of said Board and of the stockholders. He shall have such other authority and shall perform such additional duties as may be assigned to him from time to time by the Board of Directors.


                                 ARTICLE VI
                                 ----------

                                 PRESIDENT
                                 ---------

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


                                ARTICLE VII
                                -----------

                                   CLERK
                                   -----

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


                                ARTICLE VIII
                                ------------

                              ASSISTANT CLERKS
                              ----------------

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


                                 ARTICLE IX
                                 ----------

                                 TREASURER
                                 ---------

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


                                  ARTICLE X
                                  ---------

                            ASSISTANT TREASURERS
                            --------------------

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


                                 ARTICLE XI
                                 ----------

                                 COMMITTEES
                                 ----------

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


                               ARTICLE XII
                               -----------

                           STOCK CERTIFICATES
                           ------------------

     Section 1. All stock certificates shall be signed by the Chairman, the President or any Vice President and by the Treasurer or any Assistant Treasurer. Such signatures may be by facsimiles if the certificate is signed by a transfer agent, or by a registrar, other than a director, officer or employee of the Company.


                              ARTICLE XIII
                              ------------

                             CORPORATE SEAL
                             --------------

     Section 1. The corporate seal of the Company shall be circular in form with the name of the Company inscribed therein.


                              ARTICLE XIV
                              -----------

                              FISCAL YEAR
                              -----------

     Section 1. The fiscal year of the corporation shall end on the thirty-first day of December in each year.


                              ARTICLE XV
                              ----------

                     TRANSFER AGENT AND REGISTRAR
                     ----------------------------

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


                            ARTICLE XVI
                            -----------

                      SENIOR STOCK PROVISIONS
                      -----------------------

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


                                   ARTICLE XVII
                                   ------------

             PROVISIONS WITH RESPECT TO THE SERIES OF PREFERRED STOCK
             --------------------------------------------------------

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

    (b) For each of the twelve month periods commencing February 1, 1987, the redemption prices of said 7.60% Class A Preferred Stock, 1987 Series, shall be the amount per share set forth below:

     Twelve                        Twelve
     Months       Redemption       Months        Redemption
   Beginning        Price        Beginning         Price
   February 1     Per Share      February 1      Per Share
   ----------     ----------     ----------      ----------

      1987          $26.90          2000           $25.26
      1988           26.90          2001            25.13
      1989           26.90          2002            25.00
      1990           26.90          2003            25.00
      1991           26.90          2004            25.00
      1992           26.27          2005            25.00
      1993           26.14          2006            25.00
      1994           26.02          2007            25.00
      1995           25.89          2008            25.00
      1996           25.76          2009            25.00
      1997           25.64          2010            25.00
      1998           25.51          2011            25.00
      1999           25.38

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


                                  ARTICLE XVIII
                                  -------------

                                 INDEMNIFICATION
                                 ---------------

     Section 1. The corporation shall indemnify, to the fullest extent permitted by applicable law, each person made or threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, and whether formal or informal, by reason of the fact that such person or such person's testator or intestate is or was a director, officer, employee or other agent of the corporation, is or was serving at its request as a Director, officer, employee, or other agent of another organization, or is or was serving at its request in any capacity with respect to any employee benefit plan against all liabilities and expenses, including reasonable attorneys' fees, judgments, fines, penalties and amounts paid in settlement or compromise, actually and reasonably incurred in connection with such action, suit or proceeding, or any appeal therein, except with respect to any matter as to which such person shall have been adjudicated in such action, suit or proceeding not to have acted in good faith in the reasonable belief that such person's action was in the best interests of the corporation or, to the extent that such matter relates to service with respect to any employee benefit plan, in the best interest of the participants or beneficiaries of such employee benefit plan; provided, however, that as to any matter disposed of by settlement or compromise by such Director, officer, employee or other agent of the corporation pursuant to a consent decree or otherwise, no indemnification either for said payment or for any other expenses shall be provided unless such settlement or compromise shall be approved as in the best interests of the corporation or, to the extent that such matter relates to service with respect to any employee benefit plan, in the best interest of the participants or beneficiaries of such employee benefit plan, after notice that it involves such indemnification, (a) by a disinterested majority of the Directors then in office; or (b) by a majority of the disinterested Directors then in office, provided that there has been obtained an opinion in writing of independent legal counsel to the effect that such Director, officer, employee or other agent of the corporation appears to have acted in good faith in the reasonable belief that his action was in the best interests of the corporation or, to the extent that such matter relates to service with respect to any employee benefit plan, in the best interest of the participants or beneficiaries of such employee benefit plan, or (c) by the holders of a majority of the outstanding stock at the time entitled to vote for Directors, voting as a single class, exclusive of any stock owned by an interested Director, officer, employee or other agent of the corporation.
In discharging such person's duty any such Director, officer, employee or other agent of the corporation, when acting in good faith, may rely upon the books of account of the corporation or of such other organization, reports made to the corporation or to such other organization by any of its officers or employees or by counsel, accountants, appraisers or other experts selected with reasonable care by the Board of Directors or officers, or upon other records of the corporation or of such other organization. Expenses incurred with respect to any such action, suit or proceeding may be advanced by the corporation prior to the final disposition of such action, suit or proceeding, upon receipt of a written undertaking by or on behalf of the recipient to repay such amount if said person shall be adjudicated to be not entitled to indemnification under this section, which undertaking may be accepted without reference to the financial ability of such person to make repayment.

     Any such indemnification may be provided although the person to be indemnified is no longer a Director, officer, employee or other agent of the corporation or of such other organization or no longer serves with respect to any such employee benefit plan.

     The right of indemnification hereby provided shall not be exclusive of or affect any other right to which any Director, officer, employee or other agent of the corporation may be entitled. As used in this paragraph, the terms "Director", "officer", "employee" and "agent" include their respective heirs, executors and administrators, and an "interested" Director, officer, employee or other agent of the corporation is one against whom in such capacity the proceedings in question or another proceeding on the same or similar grounds is then pending. In the event any part of this Article shall be found, in any action, suit or proceeding to be invalid or ineffective, the validity and the effect of the remaining parts shall not be affected.


                                 ARTICLE XIX
                                 -----------

                                 AMENDMENTS
                                 ----------

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


                                  ---------------


     I HEREBY CERTIFY that the foregoing copy of the By-Laws of Western Massachusetts Electric Company is a true and correct copy of said By-Laws in
full force and effect as of this        day of
                                 ------        --------------, --------.





                                           /s/ O. Kay Comendul
                                               ---------------
                                               O. Kay Comendul
                                               Assistant Clerk




EXHIBIT 10.1




                           PURCHASE AND SALE AGREEMENT

                                     for the

                          MILLSTONE NUCLEAR POWER STATION

                                   by and among

                        THE CONNECTICUT LIGHT AND POWER COMPANY,

                        WESTERN MASSACHUSETTS ELECTRIC COMPANY,

                            THE UNITED ILLUMINATING COMPANY,

                             CENTRAL MAINE POWER COMPANY,

                          CHICOPEE MUNICIPAL LIGHTING PLANT,

                       FITCHBURG GAS AND ELECTRIC LIGHT COMPANY,

                      VILLAGE OF LYNDONVILLE ELECTRIC DEPARTMENT,

                             NEW ENGLAND POWER COMPANY,

                       PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE,

               VERMONT ELECTRIC GENERATION AND TRANSMISSION COOPERATIVE

                                       and

                           NORTHEAST NUCLEAR ENERGY COMPANY

                                     as Sellers

                                        and

                              DOMINION RESOURCES, INC.

                                      as Buyer

                                       dated

                                   August 7, 2000




                            PURCHASE AND SALE AGREEMENT
1. Preamble

This Purchase and Sale Agreement (the "Agreement") is entered into on
August 7, 2000, by and among Dominion Resources, Inc., a Virginia corporation (the "Buyer"), and The Connecticut Light and Power Company, a Connecticut corporation ("CL&P"), Western Massachusetts Electric Company, a Massachusetts corporation ("WMECO"), The United Illuminating Company, a Connecticut corporation ("UI"), Central Maine Power Company, a Maine corporation ("CMP"), Chicopee Municipal Lighting Plant, a Massachusetts municipal utility ("CMLP"), Fitchburg Gas and Electric Light Company, a Massachusetts corporation ("Fitchburg"), Village of Lyndonville Electric Department, a Vermont municipal utility ("Lyndonville"), New England Power Company, a Massachusetts corporation and successor by merger to Montaup Electric Company ("NEP"), Public Service Company of New Hampshire, a New Hampshire corporation ("PSNH"), Vermont Electric Generation and Transmission Cooperative, a liquidated cooperative utility acting by and through its bankruptcy trustee ("VEG&T"), and Northeast Nuclear Energy Company, a Connecticut corporation ("NNECO") (CL&P, WMECO, UI, CMP, CMLP, Fitchburg, Lyndonville, NEP, PSNH, VEG&T, and NNECO are each individually referred to herein as a "Seller" and are referred to collectively herein as "Sellers"). Each of the Sellers and the Buyer are referred to herein as a "Party" or, collectively, as the "Parties". Terms used herein in capitalized form shall have the meanings ascribed in Section 13 hereof or as otherwise set forth in this Agreement. WHEREAS, each Seller owns, as a tenant-in-common, in the percentage set forth on Schedule 1 hereto, an undivided fee simple ownership interest in one or more of the Facilities (as hereinafter defined) located at Millstone Nuclear Power Station, in Waterford, Connecticut ("Millstone"), and certain other facilities and assets associated therewith and ancillary thereto, excepting the portion thereof consisting of the real property, Improvements thereon and appurtenances thereto described in Schedule A-7 to Schedule 2.1(a)(i) hereto, all of which is owned in fee simple solely by CL&P; and for the avoidance of doubt, except for CL&P, WMECO and NNECO, all other Sellers (including UI) own an Ownership Share in Millstone Unit 3 only;

WHEREAS, CL&P and WMECO, as the sole owners of Millstone Units 1 and 2 and as the "Lead Participants" under the Sharing Agreement (as hereinafter defined) for Millstone Unit 3 (CL&P and WMECO are referred to collectively herein as the "Lead Participants") have appointed NNECO as operator to be responsible for the operation, maintenance and management of Millstone;

WHEREAS, the Sellers (other than the Lead Participants and UI) have appointed the Lead Participants to act as their agents under the Authorization Agreements for purposes of the transactions contemplated by this Agreement and, to the extent a party thereto, the Related Agreements (as hereinafter defined);

WHEREAS, UI has authorized the Lead Participants to (a) act as its agent under the Sharing Agreement with respect to decommissioning funding matters in connection with Millstone Unit 3 and (b) act as its agent under that certain agreement dated the date hereof between the Lead Participants and UI for purposes of the performance of certain agreements and covenants by the Lead Participants on its behalf in connection with the transactions contemplated by this Agreement (including, without limitation, the covenants made by the Lead Participants on its behalf (as a Seller) under Section 5 hereof) and, to the extent a party thereto, the Related Agreements;

WHEREAS, the Buyer desires to purchase and assume, and the Sellers desire to sell and assign the Acquired Assets (as defined in Section 2.1 below) and certain associated liabilities upon the Initial Closing and each Subsequent Closing as more fully described herein, upon the terms and conditions set forth in this Agreement;

NOW, THEREFORE, in consideration of the premises and the mutual promises herein made, and in consideration of the representations, warranties, and covenants herein contained, the Parties agree as follows:

2. Acquisition of Assets by Buyer.

2.1. Purchase and Sale of Assets. Upon the terms and subject to the satisfaction of the conditions contained in this Agreement at the Initial Closing and each Subsequent Closing, each of the Required Sellers or the Remaining Sellers, as the case may be, shall sell, assign, convey, transfer and deliver or cause to be sold, assigned, conveyed, transferred and delivered, to the Buyer, and the Buyer shall purchase, assume and acquire from such Sellers, free and clear of any Lien (except for Permitted Encumbrances), such Seller's Ownership Share of the properties and assets constituting, related to, used or held for use in the operation of the Facilities, including, but not limited to the following (collectively, together with the assets of NNECO set forth in Schedule 2.1, the "Acquired Assets"):

(a) the real property, Improvements thereon, easements and other rights in real property described in Schedule 2.1(a)(i), and all rights arising out of the ownership thereof or appurtenant thereto, including, without limitation, all related rights of ingress and egress, subject only to the Permitted Encumbrances, including the matters set forth in Schedule 2.1(a)(ii) (the "Real Property");

(b) all Spent Nuclear Fuel, in the quantity set forth in Schedule
2.1(b), and all High Level Waste at the Sites on such Closing Date, and all Low Level Waste, in the quantity set forth in Schedule 2.1(b), at the Sites on such Closing Date;

(c) all machinery, mobile or otherwise, equipment, computer hardware and software, communications equipment, tools, spare parts, fixtures, furniture, furnishings, work in process, and other personal property owned by the Sellers and which is used in or relates to the operation or maintenance of the Facilities, and the Inventories owned by the Sellers which are held at or are in transit from or to the Facilities and the Sites, including, without limitation, the items of personal property set forth in Schedule 2.1(c), as well as all applicable warranties and guaranties from Third Parties relating thereto to the extent such warranties and guaranties are transferable to the Buyer, or to the extent any such items are leased, an assignment of the applicable leases for such items (as well as all applicable warranties and guaranties from Third Parties relating thereto to the extent transferable to the Buyer);

(d) all of the Sellers' rights with respect to leasehold interests and subleases and rights thereunder relating to the Real Property, including, without limitation, with respect to the leases set forth in Schedule 2.1(d) (the "Leases");

(e) all Permits, which are transferable by the Sellers to the Buyer by assignment or otherwise (including, without limitation, upon request or application to a Governmental Authority, or which will pass to the Buyer as successor in title to the Acquired Assets by operation of Law), including, without limitation, those Permits set forth in Schedule 2.1(e) (the "Transferable Permits");

(f) except as specifically provided in Sections 2.2(e), 2.2(f) and 2.2(g), all rights of the Sellers under the contracts, agreements, the Sharing Agreement, the Transmission Support Agreement, the DOE Standard Contracts (including all rights to any claims of Sellers related to DOE defaults thereunder), the Nuclear Fuel Contracts, software and other Intellectual Property licenses and personal property leases which relate to the operation of the Facilities set forth in Schedule 2.1(f) and all warranties and guaranties relating to the Acquired Assets (the "Material Contracts");

(g) to the extent permitted by applicable Law, all documents, correspondence, books, records, medical records, operating, safety and maintenance manuals, inspection reports, drawings, models, engineering designs, blueprints, as-built plans, specifications, procedures, studies, reports, quality assurance records, purchasing records and equipment repair, data, safety, maintenance or service records of the Sellers relating to the design, construction, licensing, regulation, operation or Decommissioning of the Facilities and the other Acquired Assets, which documents are in the possession or control of the Lead Participants or NNECO, wherever located and whether existing in hard copy or magnetic or electronic form, including, without limitation, all Sellers' rights in and license or other right to use (in the case of those not owned by Sellers) any drawings, designs, specifications and other documents owned by Third Parties and licensed to Sellers which are used in or necessary to the licensing, operation or Decommissioning of the Facilities;

(h) to the extent permitted by applicable Law, all Acquired Assets Employee Records;

(i) all rights of the Sellers in and to the words "Millstone
Nuclear Power Station" and any related or similar tradename, trademark, service mark, copyright, corporate name, logo or any part, derivative or combination;

(j) all assignable right, title and interest of the Sellers to the NRC Licenses;

(k) all right, title and interest of the Sellers in Nuclear Fuel wherever located;

(l) the assets comprising the Decommissioning Funds, including all income, interest and earnings accrued thereon, together with all related tax accounting, decommissioning studies and cost estimates, and all other books and records related thereto;

(m) without limiting the generality of Sections 2.1(a) and 2.1(c), all rights of the Sellers in the property and assets used or usable in providing emergency warning or associated with emergency preparedness as set forth in Schedule 2.1(m)(i) (the "Emergency Preparedness Assets") and all rights of the Sellers under the contracts and agreements associated with such emergency preparedness as set forth in Schedule 2.1(m)(ii) (the "Emergency Preparedness Agreements");

(n) all right, title and interest of the Sellers in the vehicles set forth in Schedule 2.1(n) (the "Vehicles");

(o) all assignable rights, benefits and interest of the Sellers under purchase orders, licenses or contracts that are not Emergency Preparedness Agreements, Material Contracts or Leases but that (i) relate to the operation of the Facilities, (ii) are identified in writing by the Parties during the Interim Period, and (iii) are set forth in a schedule to be attached to the Assignment and Assumption Agreement at such Closing (the "Other Assigned Contracts");

(p) all Owned Intellectual Property; provided that the Sellers shall retain an irrevocable, perpetual, non-exclusive and fully paid-up license to use such Intellectual Property; provided, further, that each Party shall have no obligation after the relevant Closing Date to provide the other Parties with any updates, maintenance or technical support with respect to such Intellectual Property;

(q) to the extent transferable, all Nuclear Insurance Policies set forth in Schedule 2.1(q) and the rights to proceeds from insurance policies for coverage of Acquired Assets and Assumed Liabilities, including all rights to collect premium refunds made after the relevant Closing Date pursuant to the ANI nuclear industry credit rating plan (other than refunds that relate to premiums paid on or prior to such Closing Date);

(r) all contracts, instruments or other agreements set forth in
Schedule 2.1(r) relating to the sale by the Lead Participants of electric capacity, energy or ancillary products or services from the Facilities under wholesale rates or otherwise subject to regulation by the FERC;

(s) the Sellers' claims, rights or causes of actions against any Third Parties arising out of or relating to Sellers' right, title and interest in and to any of the Acquired Assets or the Assumed Liabilities, or any portion thereof, whether received as a payment or credit against future liabilities, including, without limitation, insurance proceeds, condemnation awards and cash payments under warranties covering the Acquired Assets to the extent such payments relate to Assumed Liabilities or Acquired Assets;

(t) all Sellers' memoranda, reports, information, technology and specifications existing on such Closing Date relating to plans for Year 2000 Compliance with respect to the Acquired Assets;

(u) all other assets of the Sellers constituting, used or held for use in the operation of, the Facilities, as set forth on Schedule 2.1(u), as amended by the Parties during the Interim Period pursuant to Section 5.6 (the "Other Related Assets");

(v) all emission reduction credits owned by the Sellers that relate to the operation of the Facilities, as set forth in Schedule 2.1(v); and

(w) an assignment of all licenses for the Licensed Intellectual
Property (to the extent transferable to the Buyer), including any related maintenance agreements for such Licensed Intellectual Property; provided, however, that to the extent any licenses for the Licensed Intellectual Property may not be assignable to the Buyer on commercially reasonable terms the Lead Participants shall take Commercially Reasonable Efforts consistent with the terms and conditions of such licenses to make such Licensed Intellectual Property available for use by the Buyer.

2.2. Excluded Assets. Notwithstanding anything to the contrary in this Agreement, there shall be excluded from the Acquired Assets to be sold, assigned, transferred, conveyed or delivered to the Buyer hereunder, and there shall be retained by the Sellers, any and all right, title and interest to the following assets, properties and rights (collectively, the "Excluded Assets"):

(a) the property comprising or constituting any or all of the T&D
Assets located at any Site (whether or not regarded as a "transmission," "distribution," "general plant" or "generation" asset for regulatory or accounting purposes and whether such assets are real or personal property), including the 345-kV switchyard facilities and support equipment, certain telecommunications equipment, all four 345-kV transmission lines and portions of 23-kV distribution lines, as well as all Permits and contracts, to the extent relating to the T&D Assets, all as set forth in Schedule 2.2(a), all of which shall be retained by CL&P, but not including the real property on which such T&D Assets are located;

(b) all Cash, accounts and notes receivable, checkbooks and canceled checks, bank deposits and property or income tax receivables (except for any property tax abatements to be apportioned) or any other Tax refunds to the extent allocable to a period ending on or prior to the Initial Closing Date (including, without limitation, the Sellers' account balances with NEIL and any future annual distributions from NEIL that relate to premiums paid by the Sellers on or prior to such Closing Date), except the assets comprising the Decommissioning Funds;

(c) all rights of the Sellers in and to any causes of action, claims and defenses against Third Parties arising out of or relating to any of the Excluded Assets or Excluded Liabilities, whether payable in Cash or as a credit against future liabilities, including, without limitation, insurance proceeds and condemnation awards claims for contribution or indemnity, tort claims, causes of action, contract rights and refunds accrued and owing;

(d) all rights of the Sellers to the words set forth in Schedule
2.2(d) and any related or similar tradename, trademark, service mark, copyright, corporate name, logo or any part, derivative or combination;

(e) any claims of CL&P and WMECO in connection with Pre-1983 Spent Nuclear Fuel related or pertaining to the DOE's defaults under the DOE Standard Contracts accrued as of the Initial Closing Date;

(f) (i) all rights of the Sellers for indemnity, defense or exculpation under any Material Contract, Lease or Other Assigned Contract expressly providing the Sellers with continued indemnity, defense or exculpation rights for occurrences on or prior to the Initial Closing Date or any claims for which the Sellers remain liable under Section 9 and (ii) all rights and obligations of the Sellers under the Authorization Agreements and the Release and Settlement Agreements;

(g)all rights (but not the Liabilities) of the Lead Participants to receive payments under the Transmission Support Agreement;

(h) all rights of CL&P and WMECO under the Fuel Trust;

(i) any and all of the Sellers' rights in any contract representing an intercompany transaction between a Seller and an Affiliate of such Seller, whether or not such transaction relates to the provision of goods and services, payment arrangements, intercompany charges or balances, or the like;

(j) Seller Reserved Easements in favor of CL&P as set forth in
Schedule 2.2(j); and

(k) all rights, benefits and interest in (i) all purchase orders, licenses or contracts not included in Acquired Assets and not assigned to the Buyer as set forth in Schedule 2.2(k) and (ii) those Nuclear Fuel Contracts which are designated by the Buyer and which can be terminated without liability to the Sellers or the Lead Participants (the "Non-Assigned Contracts").

2.3. Assumption of Liabilities. On the terms and subject to the conditions set forth herein, after the Initial Closing Date and each Subsequent Closing Date, as the case may be, the Buyer shall assume, satisfy or perform the Total Relevant Percentage of the following Liabilities of the Required Sellers or the Remaining Sellers participating in such Closing, in each case, in respect of, or otherwise arising from the operation or use of the Acquired Assets, other than the Excluded Liabilities (as set forth in Section 2.4 below) (the "Assumed Liabilities"):

(a) all Environmental Liabilities, other than those included in the Excluded Liabilities (as set forth in Section 2.4);

(b) except as specifically provided in Section 2.4(u), all Liabilities under (i) the Material Contracts, Leases, Other Assigned Contracts, Emergency Preparedness Agreements and the Transferable Permits in accordance with the terms thereof, except in each case, to the extent such Liabilities relate to periods ending on or prior to such Closing Date, or to the extent the same arise out of any breach or default by any Seller, and
(ii) the contracts, leases, commitments and other agreements entered into by the Sellers with respect to the Acquired Assets during the Interim Period to the extent permitted by Section 5.3(a);

(c) Liabilities in respect of or otherwise arising from those Permitted Encumbrances listed in Schedule 2.3(c) which accrue or arise after the Initial Closing Date and do not result from a default or failure to act under the Permitted Encumbrances by the Sellers prior to the Initial Closing Date; provided, however, Permitted Encumbrances as to which a Seller's liability terminates as a matter of law upon such Seller's sale of its interest in the Real Property shall not be Assumed Liabilities;

(d) with respect to the Acquired Assets, any Tax that may be imposed by any federal, state or local government on the ownership, sale, operation or use of the Acquired Assets by the Sellers after such Closing Date, except for (i) any Income Taxes attributable to income received by the Sellers and (ii) any Taxes allocable to the Sellers in accordance with the proration under Section 2.9;

(e) all Liabilities in respect of (i) the Decommissioning of the Facilities following permanent cessation of operations of such Facilities,
(ii) the management, storage, transportation and disposal of Spent Nuclear Fuel (including, without limitation, all fees payable to DOE under the DOE Standard Contracts accrued after the relevant Closing Date), except for any fees payable to DOE for Pre-1983 Spent Nuclear Fuel under the DOE Standard Contracts for which CL&P and WMECO shall be responsible to provide the Buyer with the funds necessary to make any payments owing to DOE pursuant to Sections 5.18 and 9.3, and (iii) any other decommissioning or post-operative disposition of the Facilities or any other Acquired Assets;

(f) any Liability for any Price-Anderson secondary financial protection retrospective premium obligations for (i) the Sellers' nuclear worker Liability attributable to employment on or prior to such Closing Date or (ii) for any third-party nuclear Liability arising out of any nuclear incident on or prior to such Closing Date (it being agreed that if the Sellers are unable to cause the assignment of all or any part of such retrospective premium obligations, the Sellers shall remain primarily liable for such indemnification obligations and the Buyer shall indemnify the Sellers therefor pursuant to Section 9.4);

(g) all Liabilities of Sellers for retrospective premium obligations under each such Seller's NEIL policy for the Facilities arising out of any occurrence after such Closing Date;

(h) except as provided in Section 2.4(n), all Liabilities accruing after such Closing Date under the NRC Licenses including fees or charges;

(i) all other Liabilities expressly allocated to or assumed by the Buyer in this Agreement or in any of the Related Agreements; and

(j) all other Liabilities (including, without limitation, all Liabilities arising under or relating to Nuclear Laws or relating to any claim in respect of Nuclear Material) of any nature whatsoever to the extent arising from the ownership or operation of the Facilities, Acquired Assets and Assumed Liabilities and relating to the period after such Closing Date, unless expressly excluded pursuant to Section 2.4.

2.4. Liabilities Not Assumed. Notwithstanding anything to the contrary in this Agreement, the Buyer shall not assume, satisfy or perform any Liabilities that are not expressly identified in Section 2.3 as Assumed Liabilities, including, without limitation, the following excluded Liabilities (the "Excluded Liabilities"):

(a) any Liability in respect of, in connection with, or otherwise arising from the operation or use of the Excluded Assets or any other assets of the Sellers that are not Acquired Assets;

(b) any Liability including, without limitation, any Environmental Liability, in respect of, in connection with, or arising from the Seller Reserved Easements;

(c) any Liabilities, including, without limitation, any Environmental Liabilities, relating to the off-Site disposal, storage, transportation, discharge, Release, recycling, or the arrangement for such activities, by the Sellers, of Hazardous Substances that were generated at any of the Sites, at any Offsite Hazardous Substance Facility or at any location other than the Sites (other than as a result of subsurface migration from the Sites), where the initial disposal, storage, transportation, discharge, Release or recycling of such Hazardous Substances at such Offsite Hazardous Substance Facility occurred on or prior to any Closing Date;

(d) any Liability arising from the execution, delivery or performance of this Agreement or a Related Agreement or the transactions contemplated hereby or thereby;

(e) any Liability to make payments in addition to or in lieu of property Taxes, and any Liability in respect of Taxes attributable to the Acquired Assets (or their ownership, sale, operation or use) with respect to periods prior to the relevant Closing Date, whether for taxable periods ending before, on or after the Initial Closing Date or a Subsequent Closing Date, as the case may be, except those Taxes expressly allocated to the Buyer pursuant to Section 8;

(f) any Liability for claims of Participants in Millstone Unit 3 against the Lead Participants or NNECO or any Affiliate arising out of events occurring on or prior to the relevant Closing Date, or any Liability for claims of Participants arising under the Authorization Agreements or the Release and Settlement Agreements;

(g) any Liability which is or would be required to be accrued by any Seller on a balance sheet of such Seller as of the Initial Closing Date or a Subsequent Closing Date, as the case may be, prepared in accordance with GAAP, other than those Liabilities which are expressly set forth as Assumed Liabilities in Section 2.3;

(h) subject to the provisions of Section 5.7, any Liability arising out of any Employee Benefit Plan established or maintained in whole or in part by the Lead Participants (or any of their Affiliates) or to which the Lead Participants (or any of their Affiliates) contributes or contributed, or is or was required to contribute, at any time on or prior to the relevant Closing Date and any Liability for the termination or discontinuance of, or the Lead Participants' or their Affiliates' withdrawal from, any such Employee Benefit Plan;

(i) all Liabilities of CL&P and WMECO under the Fuel Trust;

(j) any Liabilities of the Lead Participants or any of their Affiliates for any compensation or any benefits, whether in relation to any of the Plant Employees, independent contractors or any other individuals who are later determined by a court or governmental agency to have been employees of the Lead Participants or its Affiliates, including, without limitation,

(i) wages, bonuses, incentive compensation, shift or work schedule adders, on-call pay, call-out pay, vacation pay, sick pay, paid time off, workers compensation, unemployment compensation, withholding obligations, employment taxes or similar obligations accruing or related to work performed on or prior to the Initial Closing Date; (ii) severance pay, other termination pay, post-retirement benefits and COBRA coverage, accruing or related to work performed on or prior to the Initial Closing Date; or (iii) any other form of compensation or benefits accruing or related to work performed on or prior to the Initial Closing Date under the terms or provisions of any Employee Benefit Plan of any Seller or such Affiliate, or any other agreement, plan, practice, policy, instrument or document relating to any of the Acquired Assets Employees, or any applicable Law, other than the Liabilities expressly assumed by the Buyer under Section 5.7;

(k) with respect to the Acquired Assets Employees or any independent contractors, or any other individuals and subject to Section 5.7, any Liabilities or obligations relating to the employment or engagement or termination of employment or engagement, including personal injury, tort, discrimination (including claims for whistleblowing under the Atomic Energy Act and the Energy Reorganization Act of 1974 as amended, as well as claims under Title VII of the Civil Rights Act of 1964, as amended, the Age Discrimination in Employment Act, as amended, the Americans with Disabilities Act, and/or any other federal, state or local statute, ordinance, regulation or order prohibiting discrimination), wrongful discharge, breach of implied or express contract, unfair labor practices, or constructive termination by any Seller or its Affiliate of any individual, or similar claim or cause of action attributable to any action or inaction by any Seller or any of its Affiliates where the material facts of such claim or cause of action occurred on or prior to the Initial Closing Date; provided that the Sellers shall not have any liability for similar actions or inactions by the Buyer after the Initial Closing Date;

(l) any Liabilities of Sellers accrued or related to or attributable to the period prior to the Initial Closing Date under any contract, license, Permit or other instrument relating to the Acquired Assets (including, without limitation, the Leases, Material Contracts, Emergency Preparedness Agreements, Sharing Agreement and Other Assigned Contracts);

(m) as provided in Section 5.19, all Liabilities for assessments for decommissioning and decontamination fund fees relating to Nuclear Fuel purchased and consumed at the Facilities and accrued on or prior to the Initial Closing Date or a Subsequent Closing Date, as the case may be, under 42 U.S.C. Section 2297g-1;

(n) any costs or Liabilities relating to, or imposed under the NRC
Licenses or any other Permits accruing prior to the relevant Closing Date , including without limitation those relating to (i) any investigation, proceeding, request for information or inspection arising out of acts or omissions of the Sellers or their employees, agents or contractors occurring on or prior to the relevant Closing Date or (ii) any illegal acts or willful misconduct of the Sellers or their employees, agents or contractors;

(o) any Environmental Liability to the extent such Environmental
Liability arises out of or relates to any allegation or any investigation by any Governmental Authority of any criminal violations of Environmental Laws by the Sellers or any of their Affiliates occurring on or prior to the Initial Closing Date;

(p) any Environmental Liability to the extent such Environmental
Liability derives from the same facts which form the basis of a conviction of, or plea of nolo contendere by, the Sellers or any of their Affiliates for a violation of Environmental Laws which conviction or plea arises out of a Governmental Authority's investigation of criminal violations of Environmental Laws by the Sellers or any of their Affiliates;

(q) all Liabilities for fees payable to DOE under the DOE Standard Contracts accrued or related to electricity generated and sold, on or prior to the Initial Closing Date, including, without limitation, subject to
Section 5.18, all Liabilities for fees, late fees, penalties and other amounts payable to DOE in connection with the disposal of Pre-1983 Spent Nuclear Fuel, and interest accrued thereon as set forth in Article VIII of the DOE Standard Contracts;

(r) any Liabilities relating to the Connecticut Development
Authority Pollution Control Revenue Bonds (as set forth in Schedule 2.4(r), the "Pollution Control Bonds") and any agreements relating thereto, other than those arising out of the breach by the Buyer of the covenants contained in Section 5.8(d);

(s) any Liens on the Acquired Assets;

(t) except as otherwise expressly set forth in this Agreement, any other Liability, obligation, claim, action, complaint, debt, suit, cause of action, investigation, or proceeding of any kind whatsoever asserted by any Third Party, against or relating to any of the Buyer, the Sellers or the Acquired Assets, for damages suffered by such Third Party arising from or relating to the use, ownership or lease of the Acquired Assets or operation of the Facilities on or prior to any Closing Date;

(u) all Liabilities of the Lead Participants under the Transmission Support Agreement;

(v) any Liabilities, fines, or penalties imposed by a Governmental
Authority, including, without limitation, criminal penalties, civil fines, administrative settlement costs, costs to achieve continuous compliance and costs of remediation to the extent such obligations arise out of or relate to such Governmental Authority's investigation of any alleged criminal violations occurring or alleged to have occurred on or prior to the Initial Closing Date;

(w) any Liabilities with respect to accounts payable for Inventory, except to the extent such accounts payable are netted against the value of the Inventory set forth in Section 2.6(a)(iv);

(x) any Liabilities with respect to any Acquired Asset, the transfer of which requires consent of a Third Party, which consent has not been obtained and/or the rights and benefits under which have not been lawfully provided to the Buyer pursuant to Section 5.6; and

(y) all Liabilities which are not Assumed Liabilities.
It is expressly agreed among the Sellers and acknowledged by the Buyer that the Excluded Liabilities (other than such Excluded Liabilities described in clause(r) of this Section 2.4) shall be retained by the Lead Participants and the Excluded Liabilities described in clause (r) of this Section 2.4 shall be retained by CL&P, WMECO and UI.

2.5. Consideration for Acquired Assets.

(a) Facilities Purchase Price; Fuel Purchase Price. Subject to the satisfaction or waiver of all conditions contained herein, the Buyer shall pay (i)(A) for all of the interests of the Sellers in the Acquired Assets (other than Nuclear Fuel) comprising Millstone Unit 1, $1,000,000 (the "Unit 1 Facilities Purchase Price"), (B) for all of the interests of the Sellers in the Acquired Assets (other than Nuclear Fuel) comprising Millstone Unit 2, $401,500,000 (the "Unit 2 Facilities Purchase Price") and (C) for all of the interests of the Sellers in the Acquired Assets (other than Nuclear
Fuel) comprising Millstone Unit 3, $781,299,971 (the "Unit 3 Facilities Purchase Price", and together with the Unit 1 Facilities Purchase Price and the Unit 2 Facilities Purchase Price, the "Facilities Purchase Price") and
(ii)(A) for all of the interests of the Sellers in the Nuclear Fuel attributable to Millstone Unit 1, $0 (the "Unit 1 Fuel Purchase Price"), (B) for all of the interests of the Sellers in the Nuclear Fuel attributable to Millstone Unit 2, $41,900,000 (the "Unit 2 Fuel Purchase Price") and (C) for all of the interests of the Sellers in the Nuclear Fuel attributable to Millstone Unit 3, $62,067,658 (the "Unit 3 Fuel Purchase Price", and together with the Unit 1 Fuel Purchase Price and the Unit 2 Fuel Purchase Price, the "Fuel Purchase Price").

(b) Payment of Purchase Price.  At each Closing the Buyer shall
(i) pay to CL&P, on behalf of the Required Sellers or the Remaining Sellers, as the case may be, for the Acquired Assets other than Nuclear Fuel purchased, sold, assigned or transferred at such Closing, a payment in immediately available funds equal to the sum of (A) the Unit 1 Relevant Percentage of the Unit 1 Facilities Purchase Price, (B) the Unit 2 Relevant Percentage of the Unit 2 Facilities Purchase Price and (C) the Unit 3 Relevant Percentage of the Unit 3 Facilities Purchase Price (collectively, the "Relevant Facilities Purchase Price") and (ii) pay to CL&P, on behalf of the Required Sellers or the Remaining Sellers, as the case may be, for the Nuclear Fuel, a payment in immediately available funds equal to the sum of
(A) the Unit 1 Relevant Percentage of the Unit 1 Fuel Purchase Price, (B) the Unit 2 Relevant Percentage of the Unit 2 Fuel Purchase Price and (C) the Unit 3 Relevant Percentage of the Unit 3 Fuel Purchase Price (collectively, the "Relevant Fuel Purchase Price").

For the avoidance of doubt, an example setting forth the calculation of the Relevant Facilities Purchase Price and the Relevant Fuel Purchase Price as of a Closing is set forth in Schedule X.

(c) Acceptable Credit Support. At the Initial Closing, the Buyer shall deliver to CL&P, on behalf of the Sellers, an Acceptable Credit Support, and shall, pursuant to Section 5.21, maintain such Acceptable Credit Support to secure the payments of the Facilities Purchase Price and the Fuel Purchase Price.

2.6. Adjustment to Facilities Purchase Price and Fuel Purchase Price.
On the Initial Closing Date, the Facilities Purchase Price and Fuel Purchase Price shall be increased or reduced as follows:

(a) Facilities Payment Adjustments.  With respect to the Buyer,

(i) the Facilities Purchase Price for each Unit shall be increased by an amount equal to the costs of Required Nuclear Expenditures for such Unit which have been completed and actually paid by the Sellers during the Interim Period and consented to in writing by the Buyer, which consent shall not be unreasonably withheld; provided, however, Required Nuclear Expenditures which cannot be attributed to a particular Unit shall be allocated among the Units pro rata based on the Facilities Purchase Price for each Unit.

(ii) the Facilities Purchase Price for a Unit shall be decreased to the extent any of the Pre-Approved Capital Expenditures for such Unit have not been completed and paid for prior to the Initial Closing Date, which decrease shall be in an amount equal to the greater of (A) the budgeted amount for the incomplete portion of the Pre-Approved Capital Expenditure as set forth in Schedule 5.3 and (B) the market-based cost that the Buyer would be required to pay for the incomplete portion following the Initial Closing Date; provided, however, Pre-Approved Capital Expenditures which cannot be attributed to a particular Unit shall be allocated among the Units pro rata based on the Facilities Purchase Price for each Unit.

(iii) the Facilities Purchase Price and the Fuel Purchase
Price shall be adjusted as provided in Section 5.11(c) in the event of any Major Loss;

(iv) the Facilities Purchase Price shall be (A) increased if and to the extent the book value of all Inventories (excluding the value of items that are no longer useable at or for the Facilities) on the Initial Closing Date is greater than $56,604,600, and (B) decreased if and to the extent the book value of such Inventories (excluding the value of items that are no longer useable at or for the Facilities) on the Initial Closing Date is less than $56,604,600 (for purposes hereof, the calculation of the book value of all Inventories shall be performed by an Independent Accounting Firm and such book value shall be determined in accordance with GAAP, consistent with the Lead Participants' and NNECO's past practices) and through the conduct of an audit of the Inventories, using such processes and procedures as such Independent Accounting Firm shall deem advisable;

(v) to the extent the Lead Participants or NNECO have not disposed prior to the Initial Closing Date of all of the Radioactive Waste Material whether at the Sites or at an Offsite Hazardous Substance Facility and the cost of such disposal is in excess of $500,000, the Facilities Purchase Price for the Units to which such excess disposal cost is allocable shall be decreased by the excess over such amount (the cost of such disposal to be determined based on the prevailing industry costs as close to the Initial Closing Date as practicable); provided, however, any such disposal costs which cannot be attributed to a particular Unit shall be allocated among the Units pro rata based on the Facilities Purchase Price for each Unit;

(vi) the Facilities Purchase Price for each Unit shall be decreased for accrued and unpaid obligations for vacation pay, sick pay, floating holidays or personal days as may be due to any Acquired Assets Employee as of the Initial Closing Date (for purposes hereof, such adjustment shall be determined in accordance with GAAP consistent with the Lead Participants' and NNECO's past practices) attributable to such Unit; provided, however, any such obligations which cannot be attributed to a particular Unit shall be allocated among the Units pro rata based on the Facilities Purchase Price for each Unit; and

(vii) the Facilities Purchase Price for each Unit shall be increased by an amount equal to the aggregate cost of Proposed Improvements attributable to such Unit, to the extent implemented and actually paid by the Lead Participants and NNECO during the Interim Period; provided, however, any such costs which cannot be attributed to a particular Unit shall be allocated among the Units pro rata based on the Facilities Purchase Price for each Unit.

With respect to any adjustment described in this Section 2.6(a), as among the Sellers, the determination of what constitutes common facilities shall be consistent with historical practices.

(b)   Fuel Purchase Price Adjustments.

(i) The Fuel Purchase Price for the appropriate Unit shall be
(i) increased if and to the extent the book value of all of the Sellers' Nuclear Fuel on the Initial Closing Date is greater than $0 for Unit 1, $41,900,000 for Unit 2 and $62,067,658 for Unit 3, and (ii) decreased if and to the extent the book value of such Nuclear Fuel on the Initial Closing Date is less than $0 for Unit 1, $41,900,000 for Unit 2 and $62,067,658 for Unit 3, (for purposes hereof, such adjustment shall be determined in accordance with GAAP, consistent with the Lead Participants' and NNECO's past practices).

(c) Determination of Purchase Price Adjustments.

(i) At least twenty (20) Business Days prior to the Initial
Closing Date, the Lead Participants shall prepare and deliver to the Buyer an estimated closing statement (the "Estimated Closing Statement") that shall set forth the best estimate of the Sellers of any adjustments to the Facilities Purchase Price required by Section 2.6(a)(i) through (vii) (the "Estimated Facilities Purchase Price Adjustment") and any adjustments to the Fuel Purchase Price required by
Section 2.6(b) (the "Estimated Fuel Purchase Price Adjustment," together with the Estimated Facilities Purchase Price Adjustment the "Estimated Adjustments") as of the Initial Closing Date, together with reasonably detailed back-up information concerning the calculation of the Estimated Adjustments. Within ten (10) Business Days following the delivery of the Estimated Closing Statement by the Lead Participants to the Buyer, the Buyer may object in good faith to either or both of the Estimated Adjustments in writing. If the Buyer objects to either or both of the Estimated Adjustments, the Parties shall attempt to resolve such dispute by negotiation. If the Parties are unable to resolve such dispute before five (5) Business Days prior to such Initial Closing Date or if no objection is made by the Buyer with respect to either or both of the Estimated Adjustments, the Facilities Purchase Price and/or the Fuel Purchase Price shall each be adjusted for such Initial Closing Date by the net amount of the Estimated Facilities Purchase Price Adjustment and the Estimated Fuel Purchase Price Adjustment respectively, not in dispute, and the amount in dispute shall be withheld for resolution in accordance with Section 2.6(c)(ii); and

(ii) Within thirty (30) days following the Initial Closing
Date, the Lead Participants shall prepare and deliver to the Buyer a closing statement (the "Post-Closing Statement") that shall set forth the completion by the Sellers of the Facilities Purchase Price adjustment in accordance with Section 2.6(a)(i) through (vii) as of such Initial Closing Date (the "Facilities Purchase Price Adjustment") and the components thereof and the Fuel Purchase Price adjustment in accordance with Section 2.6(b) as of such Initial Closing Date (the "Fuel Purchase Price Adjustment") and the components thereof. Within twenty (20) days following the delivery of the Post-Closing Statement by the Lead Participants to the Buyer, the Buyer may object to the Post-Closing Statement in writing. The Sellers agree to cooperate with the Buyer to provide to the Buyer or its Representatives information used to prepare the Post-Closing Statement. If the Buyer objects to the Post-Closing Statement, the Parties shall attempt to resolve such dispute by negotiation. If the Parties are unable to resolve such dispute within twenty (20) days of any objection by the Buyer, the Parties shall appoint an Independent Accounting Firm, who shall review the Post-Closing Statement and determine within thirty (30) days after its appointment the appropriate Facilities Purchase Price Adjustment and Fuel Purchase Price Adjustment under this Section 2.6(c) as of such Initial Closing Date. The fees, costs and expenses of the Independent Accounting Firm shall be borne by the Party which in the conclusive judgment of the Independent Accounting Firm is not the prevailing party, or if such Independent Accounting Firm determines that neither Party could be fairly found to be the prevailing party, then such fees, costs and expenses shall be borne equally by the Buyer and the Sellers. The agreed upon Post-Closing Statement or the finding of such Independent Accounting Firm, as the case may be, shall be the Facilities Purchase Price Adjustment as to Section 2.6(a)(i) through (vii) and the Fuel Purchase Price Adjustment as to Section 2.6(b), and shall be binding on the Parties. The acceptance by the Buyer and the Sellers of such Facilities Purchase Price Adjustment and Fuel Purchase Price Adjustment shall not constitute or be deemed to constitute a waiver of the rights of such Party in respect of any other provision of this Agreement.

2.7. Payment of Purchase Price Adjustments. The Estimated Adjustments, to the extent not in dispute, shall be aggregated at the Initial Closing Date and each Subsequent Closing Date and the Party or Parties which owe(s) the other(s) an adjustment to the Facilities Purchase Price and/or the Fuel Purchase Price shall make a cash payment of such adjustment in immediately available funds by wire transfer to an account designated by the Buyer or CL&P, as the case may be. Following the Initial Closing Date, if necessary, the Parties shall aggregate the Facilities Purchase Price Adjustment and the Fuel Purchase Price Adjustment and if, after taking into account the payment, if any, made at the Initial Closing Date pursuant to the preceding sentence, the Party or Parties which owe(s) the other(s) an adjustment to the Facilities Purchase Price and/or the Fuel Purchase Price shall make a cash payment of such adjustment in immediately available funds by wire transfer to an account designated by the Buyer or CL&P, as the case may be.

2.8. Allocation of Consideration. The Buyer and the Lead Participants shall use Commercially Reasonable Efforts to agree upon an allocation among the Acquired Assets (other than the Nuclear Fuel) of the sum of the Facilities Purchase Price and the Assumed Liabilities consistent with Section 1060 of the Code and the Treasury Regulations thereunder within one hundred and twenty (120) days of the Effective Date (or such later date as the Parties may mutually agree) but in no event fewer than thirty (30) days prior to the Initial Closing Date. In the event the Buyer and the Lead Participants cannot agree to an allocation, the Buyer and the Lead Participants shall obtain the services of an independent engineer or appraiser (the "Independent Appraiser") to assist in determining the fair value of the Acquired Assets solely for purposes of such allocation under this Section 2.8. If such an appraisal is made, the Buyer and the Sellers agree to accept the Independent Appraiser's determination of the fair value of the Acquired Assets. The cost of the appraisal shall be borne equally by the Buyer and the Sellers. To the extent such filings are required, the Buyer and the Sellers agree to file IRS Form 8594 and all federal, state, local and foreign Tax Returns in accordance with such agreed allocation. Except to the extent required to comply with audit determinations by any Governmental Authority with jurisdiction over a Party, the Buyer and the Sellers shall report the transactions contemplated by this Agreement and the Related Agreements for all required federal Income Tax and all other Tax purposes in a manner consistent with the allocation determined pursuant to this Section 2.8. The Buyer and the Sellers agree to provide each other promptly with any other information required to complete IRS Form 8594. The Buyer and the Sellers shall notify and provide each other with reasonable assistance in the event of an examination, audit or other proceeding regarding the agreed upon allocation of the Relevant Purchase Price. The Buyer and the Sellers shall treat the transactions contemplated by this Agreement as the acquisition by the Buyer of a trade or business for United States Federal Income Tax purposes and agree that no portion of the consideration therefor shall be treated in whole or in part as the payment for services or future services.

2.9. Proration.

(a) The Buyer and the Sellers agree that all of the items normally prorated in a sale of assets of the type contemplated by this Agreement and the Related Agreements, relating to the business and operations of the Acquired Assets, will be prorated as of the Initial Closing Date and each Subsequent Closing Date, with Sellers party to the relevant Closing liable to the extent such items relate to any period on or prior to the relevant Closing Date on which such Seller transfers its Ownership Share, and the Buyer liable to the extent such items relate to periods after such relevant Closing Date which items shall include: (i) any personal property, real property, occupancy and water Taxes, assessments and other charges of the type that could give rise to a Permitted Encumbrance, if any, on or associated with the Acquired Assets; (ii) any rent, Taxes and other items payable by or to the Sellers under any of the Material Contracts, Emergency Preparedness Agreements, Leases or Other Assigned Contracts assigned to and assumed by the Buyer hereunder (except for prepayments for Nuclear Fuel or Inventories); (iii) any Permit, license, registration or fees with respect to any Transferable Permit assigned to the Buyer associated with the Acquired Assets; (iv) sewer rents and charges for water, telephone, electricity and other utilities and insurance; (v) any amounts scheduled to be paid into the Decommissioning Funds by a Seller relating to the time period that includes the Initial Closing Date or a Subsequent Closing Date, as the case may be; and (vi) any fees or charges imposed by INPO, NEI, the NRC or any other Governmental Authority or any association that the Buyer chooses to join.

(b) In connection with the prorations referred to in Section
2.9(a), if the actual figures are not available on the Initial Closing Date and each Subsequent Closing Date, the proration shall be based upon the actual payments for the preceding year (or appropriate period) for which actual payments are available and such payments shall be re-prorated upon request of either Lead Participants or the Buyer made within sixty (60) days of the date the actual amounts become available. If the Taxes which are apportioned are thereafter reduced by abatement or award, the amount of such abatement or award, less the reasonable cost of obtaining the same and any amounts due to tenants under leases due to such abatement or award, shall be apportioned between the applicable Parties; provided that no Party shall be obligated to institute or prosecute an abatement or appellate proceeding unless otherwise agreed in writing. The Sellers and the Buyer agree to furnish each other with such documents and other records that may be reasonably requested in order to confirm all adjustment and proration calculations made pursuant to this Section 2.9.

2.10. The Closings. Unless otherwise agreed to by the Parties, the Initial Closing and each Subsequent Closing of the transactions contemplated by this Agreement (collectively, the "Closing") shall take place at the offices of counsel to the Lead Participants or such other place as may be agreed to by the Parties commencing at 9:00 a.m. eastern time on the date that is fifteen (15) days (or, if the fifteenth day is not a Business Day, then the next Business Day following such fifteenth day) following the date on which all of the applicable conditions set forth in Sections 6.1 and 6.2 (excluding deliveries contemplated by Sections 2.11 and 2.12) have either been satisfied or waived by the Party for whose benefit such condition exists, such satisfaction or waiver to conform to Section 11.12; provided that such date shall not be earlier than the Coordination Date. The date of the Initial Closing (the "Initial Closing Date") and the date of each Subsequent Closing (the "Subsequent Closing Date") is each herein called a "Closing Date" and shall be effective for all purposes herein as of the time of funding on such Closing Date. The conditions set forth in Sections 6.1 and 6.2 shall be deemed to have been satisfied or waived in writing by a Party upon a Closing but only with respect to such Closing and such Parties participating in such Closing (and not with respect to any Subsequent Closing or any other Parties); provided such satisfaction or waiver shall not be deemed to limit a Party's right to indemnification pursuant to Section 9.

2.11. Deliveries by the Sellers at the Closings.

(a) Initial Closing. At the Initial Closing (unless otherwise indicated), the Lead Participants or the Required Sellers, as appropriate, shall deliver the following to the Buyer, duly executed and properly acknowledged, relating to the Total Relevant Percentage of the Acquired Assets being sold, assigned or transferred at such Initial Closing (provided, however, if a form referred to is not attached to this Agreement, then such form shall be a form reasonably acceptable to the Buyer and the Lead Participants):

(i) a Deed for the Real Property and Improvements, substantially in the form of Exhibit A hereto, and any owner's affidavits or similar documents required by the Title Company;

(ii) a Bill of Sale, substantially in the form of Exhibit B hereto;

(iii) the Asset Demarcation Agreement, substantially in the form of Exhibit C hereto;

(iv) an Assignment and Assumption Agreement, substantially in the form of Exhibit D hereto, in recordable form if necessary;

(v) in the case of CL&P, the Interconnection Agreement, substantially in the form of Exhibit E hereto;

(vi) the termination of the Plant Agreement;

(vii) the Release of Mortgage Indenture, in the case of CL&P, substantially in the form of Exhibit F hereto, and in the case of all Sellers, a release of all Liens in such other form as meets the requirements of such Seller's Lien or mortgage indenture, if any;

(viii) the Lead Participant Rights Agreement, substantially in the form of Exhibit J hereto;

(ix) the Interim Services Agreement, substantially in the form of Exhibit L hereto;

(x) originals, or copies certified to the Buyer's satisfaction, of the Transferable Permits, Material Contracts,
Emergency Preparedness Agreements, Other Assigned Contracts, Leases and Estoppel Certificates, which shall be delivered to the Buyer at the Facilities or such other location as the Buyer shall request;

(xi) the consents, waivers or approvals set forth on Schedule 2.11(a)(xi) and all other consents, waivers and approvals necessary for the transfer of the Total Relevant Percentage of the Acquired Assets or the consummation of the transactions contemplated by this Agreement and the Related Agreements, including those with respect to the Transferable Permits, Material Contracts, Leases, Emergency Preparedness Agreements and Other Assigned Contracts;

(xii) a certificate from an authorized officer of each such Required Seller, dated the Closing Date, to the effect that the conditions with respect to such Seller in its individual capacity set forth in Sections 6.1(a)(i), 6.1(b), 6.1(d), 6.1(e), 6.1(f), 6.1(g) and
6.1(j) (to the extent the Related Agreements are applicable to such Seller) have been satisfied;

(xiii) a copy, certified by an authorized officer of each such Required Seller, of resolutions authorizing the execution and delivery of this Agreement and the Related Agreements and instruments attached as exhibits hereto and thereto, and the consummation of the transactions contemplated hereby and thereby;

(xiv) a certificate of an authorized officer of each such Required Seller which shall identify by name and title and bear the signature of the officers of such Seller authorized to execute and deliver this Agreement and the Related Agreements and instruments attached as exhibits hereto and thereto;

(xv) an opinion or opinions from one or more internal or outside counsel to each such Required Seller (who shall be reasonably satisfactory to the Buyer), dated the Closing Date and reasonably satisfactory in form to the Buyer and its counsel, covering substantially the matters set forth on Schedule 2.11(a)(xv);

(xvi) the Title Commitments to be delivered by the Lead
Participants pursuant to Section 3.2(r);

(xvii) such Required Seller's FIRPTA Affidavit;

(xviii) in the case of CL&P, certificates of title for all vehicles listed on Schedule 2.1(n) acquired by the Buyer;

(xix) amounts due from each such Required Seller, if any, for the Estimated Adjustment pursuant to Section 2.6(c);

(xx) the items and documents listed in Section 2.1(g);
provided, in the case of documents located at the Facilities, the Required Sellers may furnish a certificate authorizing the Buyer to take possession thereof in lieu of physical delivery at the Initial Closing Date, and provided further that in the event that applicable Law prohibits transfer of the original documents on the Initial Closing Date, the Required Sellers shall provide certified copies of the items and documents, and provide the original documents at such time allowable under applicable Law;

(xxi) a certificate of good standing with respect to each such Required Seller, to the extent applicable (dated within five (5) Business Days of such Closing Date), issued by the appropriate Secretary of State for each such Required Seller;

(xxii) if applicable, the assets of each such Seller's
Decommissioning Funds;

(xxiii) a certificate from an authorized officer of the Lead
Participants participating in the Initial Closing, dated the Closing Date, to the effect that the conditions set forth in Sections
6.1(a)(ii), 6.1(h) and 6.1(i) have been satisfied;

(xxiv) if WMECO does not sell its Ownership Share in Millstone Units 1 and 2 on the Initial Closing Date, an agreement in form and substance reasonably satisfactory to the Buyer and WMECO, pursuant to which WMECO grants to the Buyer and the Buyer agrees to perform, such rights and obligations with respect to such Units as are comparable to the rights and obligations granted to the Lead Participants under the Sharing Agreement for Millstone Unit 3 and to manage the use of Nuclear Fuel; and

(xxv) such other agreements, consents, documents, instruments and writings as are reasonably required to be delivered by each such Required Seller at or prior to the Initial Closing Date pursuant to this Agreement or the Related Agreements or otherwise reasonably required in connection herewith or therewith, including all such other instruments of sale, transfer, conveyance, assignment or assumption as the Buyer or its counsel may reasonably request in connection with the sale and transfer of the Acquired Assets or the transactions contemplated hereby; provided, however, that this subsection (xxv) shall not require such Required Seller to prepare or obtain any surveys relating to the Real Property.

(b) Subsequent Closing. At each Subsequent Closing (unless otherwise indicated), if appropriate, the Remaining Sellers participating in such Closing shall deliver the following to the Buyer, duly executed and properly acknowledged, relating to the Total Relevant Percentage of the Acquired Assets being sold, assigned or transferred at such Subsequent
Closing:

(i) a Deed for the Real Property and Improvements and any owner's affidavits or similar documents required by the Title Company;

(ii) a Bill of Sale;

(iii) an Assignment and Assumption Agreement, if appropriate;

(iv) a Release of Mortgage Indenture, with such modifications as may be necessary to meet the requirements of such Remaining Seller's mortgage, if any;

(v) originals, or copies certified to the Buyer's satisfaction, to the extent not delivered to the Buyer at the Initial Closing or any prior Subsequent Closing, of the Transferable Permits, Material Contracts, Emergency Preparedness Agreements, Other Assigned Contracts, Leases and Estoppel Certificates, which shall be delivered to the Buyer at the Facilities or such other location as the Buyer shall request;

(vi) the consents, waivers or approvals set forth on Schedule
2.11(a)(xi) and all other consents, waivers and approvals necessary for the transfer of the Total Relevant Percentage of the Acquired Assets or the consummation of the transactions contemplated by this Agreement and the Related Agreements;

(vii) a certificate from an authorized officer of each such Remaining Seller, dated the relevant Closing Date, to the effect that the conditions with respect to such Seller in its individual capacity set forth in Sections 6.1(a)(i), 6.1(b), 6.1(d), 6.1(e),
6.1(f), 6.1(g), and 6.1(j) have been satisfied;

(viii) a copy, certified by an authorized officer of each such Remaining Seller, of resolutions authorizing the execution and delivery of this Agreement and the Related Agreements and instruments attached as exhibits hereto and thereto, and the consummation of the transactions contemplated hereby and thereby;

(ix) a certificate of an authorized officer of each such Remaining Seller which shall identify by name and title and bear the signature of the officers of such Remaining Seller authorized to execute and deliver this Agreement and the Related Agreements and instruments attached as exhibits hereto and thereto;

(x) an opinion or opinions from one or more internal or outside counsel to each such Remaining Seller (who shall be reasonably satisfactory to the Buyer), dated the Closing Date and reasonably satisfactory in form to the Buyer and its counsel, covering substantially the matters set forth in Schedule 2.11(a)(xv);

(xi) the items and documents listed in Section 2.1(g);
provided, in the case of documents located at the Facilities, to the extent not delivered to the Buyer at the Initial Closing or any prior Subsequent Closing, the Remaining Sellers may furnish a certificate authorizing the Buyer to take possession thereof in lieu of physical delivery at the relevant Closing Date, and provided further that in the event that applicable Law prohibits transfer of the original documents on such Closing Date, the Remaining Sellers shall provide certified copies of the items and documents and provide the original documents at such time allowable under applicable Law;

(xii) the Title Commitment to be delivered by the Lead
Participants pursuant to Section 3.2(r);

(xiii) such Remaining Seller's FIRPTA Affidavit;

(xiv) a certificate of good standing with respect to each such Remaining Seller, to the extent applicable (dated within five (5) Business Days of such Closing Date), issued by the appropriate Secretary of State for each such Remaining Seller;

(xv) if applicable, the assets of each such Remaining Seller's
Decommissioning Funds;

(xvi) a certificate from an authorized officer of the Lead
Participants, dated the Closing Date, to the effect that the conditions set forth in Sections 6.1(a)(ii), 6.1(h) and 6.1(i) have been satisfied; and

(xvii) such other agreements, consents, documents, instruments and writings as are reasonably required to be delivered by each such Remaining Seller at or prior to such Closing Date pursuant to this Agreement or the Related Agreements or otherwise reasonably required in connection herewith or therewith, including all such other instruments of sale, transfer, conveyance, assignment or assumption as the Buyer or its counsel may reasonably request in connection with the sale and transfer of the Acquired Assets or the transactions contemplated hereby; provided, however, that this subsection (xvii) shall not require such Seller to prepare or obtain any surveys relating to the Real Property.

2.12. Deliveries by the Buyer at the Closing Date.

(a) Initial Closing.  At the Initial Closing, if appropriate, the
Buyer shall deliver to the Required Sellers duly executed and properly acknowledged, relating to the Total Relevant Percentage of the Acquired Assets being sold, assigned or transferred at such Closing:

(i) the Relevant Facilities Purchase Price, the Relevant Fuel
Purchase Price and amounts due from the Buyer, if any, for the Estimated Adjustment pursuant to Section 2.6(c);

(ii) an Assignment and Assumption Agreement;

(iii) the Asset Demarcation Agreement;

(iv) the Interconnection Agreement;

(v) if applicable, the DTC Guarantee;

(vi) the Acceptable Credit Support;

(vii) evidence of the Buyer's membership in NEPOOL;

(viii) a certificate from an authorized officer of the Buyer, dated the Initial Closing Date, to the effect that the conditions set forth in Sections 6.2(a), 6.2(b), 6.2(d), 6.2(e), 6.2(f), 6.2(g),
6.2(h) and 6.2(i) have been satisfied;

(ix) a copy, certified by an authorized officer of the Buyer, of resolutions authorizing the execution and delivery of this Agreement and the Related Agreements to which the Buyer is a party and instruments attached as exhibits hereto and thereto, and the consummation of the transactions contemplated hereby and thereby;

(x) a certificate of an authorized officer of the Buyer which shall identify by name and title and bear the signature of the officers of the Buyer authorized to execute and deliver this Agreement and the Related Agreements to which the Buyer is a party and instruments attached as exhibits hereto and thereto;

(xi) an opinion or opinions from one or more internal or outside counsel to the Buyer (who shall be reasonably satisfactory to the Lead Participants), dated the Initial Closing Date and reasonably satisfactory in form to the Lead Participants and their counsel, covering substantially the matters set forth in Schedule 2.12(a);

(xii) a certificate of good standing with respect to the Buyer (dated within five (5) Business Days of such Closing Date) issued by the Secretary of State of the jurisdiction of its organization; and

(xiii) such other agreements, consents, documents, instruments and writings as are reasonably required to be delivered by the Buyer at or prior to such Closing Date pursuant to this Agreement or the Related Agreements or otherwise reasonably required in connection herewith or therewith, including all such other instruments of assumption as the Lead Participants or their counsel may reasonably request in connection with the purchase of the Acquired Assets or the transactions contemplated hereby.

(b) Subsequent Closing. At each Subsequent Closing, if appropriate, the Buyer shall deliver to the Remaining Sellers participating at such Closing, duly executed and properly acknowledged, relating to the Total Relevant Percentage of the Acquired Assets being sold, assigned or transferred at such Closing:

(i) the Relevant Facilities Purchase Price, the Relevant Fuel
Purchase Price and amounts due from the Buyer, if any, for the Estimated Adjustment pursuant to Section 2.6(c);

(ii) an Assignment and Assumption Agreement;

(iii) a certificate from an authorized officer of the Buyer, dated such Closing Date, to the effect that the conditions set forth in Sections 6.2(a), 6.2(b), 6.2(e), 6.2(f), 6.2(g), 6.2(d), 6.2(h)
and 6.2(i) have been satisfied;

(iv) a copy, certified by an authorized officer of the Buyer, of resolutions authorizing the execution and delivery of this Agreement and the Related Agreements to which the Buyer is a party and instruments attached as exhibits hereto and thereto, and the consummation of the transactions contemplated hereby and thereby;

(v) a certificate of an authorized officer of the Buyer which shall identify by name and title and bear the signature of the officers of the Buyer authorized to execute and deliver this Agreement and the Related Agreements to which the Buyer is a party and instruments attached as exhibits hereto and thereto;

(vi) an opinion or opinions from one or more counsel to the Buyer (who shall be reasonably satisfactory to the Lead Participants), dated such Closing Date and reasonably satisfactory in form to the Lead Participants and their counsel, covering substantially the matters set forth in Schedule 2.12(a);

(vii) a certificate of good standing with respect to the Buyer (dated within five (5) Business Days of such Closing Date) issued by the Secretary of State of the jurisdiction of its organization; and

(viii) such other agreements, consents, documents, instruments and writings as are reasonably required to be delivered by the Buyer at or prior to such Closing Date pursuant to this Agreement or the Related Agreements or otherwise reasonably required in connection herewith or therewith, including all such other instruments of assumption as the Lead Participants or their counsel may reasonably request in connection with the purchase of the Acquired Assets or the transactions contemplated hereby.

3. Representations, Warranties and Disclaimers.

3.1.  Representations and Warranties of Each Seller.   Each of the Lead
Participants and NNECO (as Sellers), jointly and severally, and each other Seller, individually with respect to itself and neither jointly nor jointly and severally, with respect to such Seller's Ownership Share in Millstone Unit 3 only, hereby represents and warrants to the Buyer as of the Effective Date and the applicable Closing Date as follows, except in the case of the representation in Section 3.2(v), which shall only be given by those Sellers which have Qualified Decommissioning Funds:

(a) Organization. Except in the case of VEG&T, such Seller is duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation and has all requisite corporate power and authority to own, lease, and operate its properties and to carry on its business as is now being conducted. Copies of the charter and by-laws of such Seller, each as amended to date, will have been delivered to the Buyer prior to the Closing Date to which such Seller is a Party and will be accurate and complete. To the extent such Seller is not a Connecticut entity, such Seller is qualified to do business in Connecticut.

(b) Authorization, Execution and Enforceability of Transactions.
Such Seller has the full power and authority to execute and deliver this Agreement and the Related Agreements and, subject to receipt of its Seller Regulatory Approvals, to perform its obligations hereunder and thereunder. All necessary actions or proceedings to be taken by or on the part of such Seller to authorize and permit the due execution and valid delivery by such Seller of this Agreement and the Related Agreements and the instruments required to be duly executed and validly delivered by such Seller pursuant hereto and thereto, the performance by such Seller of its obligations hereunder and thereunder, and the consummation by such Seller of the transactions contemplated herein and therein, have been duly and properly taken. This Agreement has been duly executed and validly delivered by such Seller, and assuming due execution and delivery by the Buyer and receipt of all Seller Regulatory Approvals, constitutes the valid and legally binding obligation of such Seller, enforceable in accordance with its terms and conditions, subject to applicable bankruptcy, insolvency, moratorium and other laws affecting the rights of creditors generally and the application of general principles of equity (regardless of whether such enforceability is sought in equity or at law). When each Related Agreement has been executed and delivered by the Buyer and such Seller and each other party thereto, such Related Agreement will constitute a valid and legally binding obligation of such Seller, enforceable in accordance with its terms, subject to applicable bankruptcy, insolvency, moratorium and other laws affecting the rights of creditors generally and the application of general principles of equity (regardless of whether such enforceability is sought in equity or at law). Such Seller acknowledges the receipt and sufficiency of consideration with respect to this Agreement and each of the Related Agreements.

(c) Noncontravention.  Subject to such Seller obtaining its Seller
Regulatory Approvals, neither the execution and delivery by such Seller of this Agreement or any of the Related Agreements, or any other instrument, document or agreement required hereby to be executed and delivered by such Seller at or prior to any Closing, nor the consummation of the transactions contemplated hereby and thereby will (i) violate or breach any Law to which such Seller or any of its property is subject or any provision of the charter or by-laws of such Seller, or (ii) conflict with, result in a breach or forfeiture of, constitute a default under, result in the acceleration of, create in any Person the right to accelerate, terminate, modify, revoke, suspend or cancel, or require any notice under, or create in any Person the right to acquire all or any part of the Acquired Assets under any agreement, contract, lease, Permit, license, instrument, or other arrangement to which such Seller is bound or to which any of its assets is subject (or result in the imposition of any Lien upon any of the Acquired Assets), except for matters that, (x) in the aggregate, could not reasonably be expected to have a material adverse effect on such Seller or its ability to perform its obligations under this Agreement and the Related Agreements or for which a consent or waiver shall have been obtained, (y) are disclosed on Schedule 3.1(c), or (z) arise in relation to any non-assigned rights under Permits, Material Contracts, Leases or Other Assigned Contracts or other agreements or matters which have been expressly disclosed to the Buyer.

(d) Consents and Approvals.  Except for Seller Regulatory
Approvals, no declaration, filing or registration with, or notice to, or authorization, consent or approval of any Governmental Authority is necessary for the execution and delivery of this Agreement or the Related Agreements by such Seller, or the consummation of the transactions contemplated hereby or thereby.

(e) [RESERVED]

(f) Regulation as a Utility.  To the extent described in Schedule
3.1(f)(i), such Seller is a public service company and an electric company or other similar entity subject to regulation by a Governmental Authority, as specified in Schedule 3.1(f)(i). To the extent described in Schedule 3.1(f)(ii), such Seller is an "electric utility company" and a "subsidiary company" of a "holding company" which is registered or exempt from registration under the Public Utility Holding Company Act of 1935, as amended. Such Seller is an "electric utility" subject to regulation by FERC under the Federal Power Act, as amended, and is a power reactor and materials licensee subject to regulation by the NRC under the Atomic Energy Act (as such terms are defined therein).

(g) Brokers' Fees. Such Seller has no Liability or obligation to pay any fees or commissions to any broker, finder or agent with respect to the transactions contemplated by this Agreement for which the Buyer could become liable or obligated.

(h) [RESERVED]

(j) [RESERVED]

(k) Disclosure. The representations, warranties and statements contained in this Agreement, the Related Agreements and in the certificates, exhibits and schedules delivered by such Seller pursuant hereto and thereto to the Buyer do not contain any untrue statement of a material fact, and, when taken together, do not omit to state a material fact required to be stated therein or necessary in order to make such representations, warranties or statements not misleading in light of the circumstances under which they were made.

(l)  [RESERVED]

(m) No Partnership. The Sellers' ownership of the Facilities as tenants in common does not constitute as of the date hereof, will not constitute as of any Closing Date and has not constituted at any time, a partnership for federal income tax purposes.

3.2. Representations and Warranties of Lead Participants. Each of the Lead Participants and NNECO, hereby represents and warrants to the Buyer jointly and severally as of the Effective Date and each Closing Date as follows:

(a) No Defects. Except as set forth in Schedule 3.2(a), there are no defects in the physical condition of any Improvements that constitute a part of the Real Property which could reasonably be expected to have a Material Adverse Effect.

(b) Absence of Certain Changes or Events.  Since December 31,
1999, except as set forth in Schedule 3.2(b), there has not been: (a) any Material Adverse Effect, or (b) any damage, destruction or casualty loss, whether or not covered by insurance, which, individually or in the aggregate, created or could reasonably be expected to create, a Material Adverse Effect.

(c) Legal and Other Compliance. Neither such Lead Participant nor, to such Lead Participant's and NNECO's Knowledge, any other Seller, has received any written notice from any Governmental Authority that such Lead Participant or Seller is not in compliance with all Laws (other than Environmental Laws) applicable to the Acquired Assets or the Assumed Liabilities other than as disclosed in Schedule 3.2(c)(i), and neither such Lead Participant nor, to such Lead Participant's and NNECO's Knowledge, any other Seller, has violated such Laws, except for any violations that, individually or in the aggregate, have not had and could not reasonably be expected to have a Material Adverse Effect. The Sellers have obtained all Permits necessary for the ownership and operation of the Acquired Assets as presently owned and operated. Except as described in Schedule 3.2(c)(iii), all reports and returns required to be filed in connection with the Acquired Assets or the Acquired Assets Employees with the NRC and other Governmental Authorities have been filed and all Permits which are required in connection with the business of owning and/or operating the Acquired Assets have been obtained, other than those the failure of which to file and obtain, have not had and could not reasonably be expected to have a Material Adverse Effect. Except as set forth on Schedule 3.2(c)(ii), (i) all of such Permits are in full force and effect and no proceedings for the suspension or cancellation of any of them is pending or, to such Lead Participant's and NNECO's Knowledge, threatened and (ii) no notice of violation of any of such Permits has been received, except for notices of violation which, individually or in the aggregate, have not had and could not reasonably be expected to have a Material Adverse Effect. All Permits are being complied with, except for violations which could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect. Schedule 2.1(e) sets forth all Transferable Permits and Schedule 3.2(c)(ii) sets forth all other Permits that are required by Law in order to own or operate the Acquired Assets. No Governmental Authority has taken any action (including NRC orders or confirmatory action letters) that would prevent the Facilities from operating at their full rated capacity at or after any Closing, and to such Lead Participant's and NNECO's Knowledge, there has been no noncompliance by the Sellers with NRC requirements that would prevent full power operations of the Facilities at or after the Closing.

(d) Utilities. To such Lead Participant's and NNECO's Knowledge, the sewer and water systems and all other utilities that currently service the Real Property are sufficient for the operation of the Facilities. Such Lead Participant and NNECO have no reason to believe that such systems and utilities will not be sufficient to continue to operate the Facilities, and such services exist on the Initial Closing Date. Such Lead Participant and NNECO have no Knowledge of and have not received any notice of the curtailment of any utility service supplied to the Real Property. To such Lead Participant's and NNECO's Knowledge, all water and all gas, electrical, steam, telecommunication, sanitary and storm sewer and drainage lines, systems and hook-ups and all other utilities and public and quasi-public improvements located upon, under, at or adjacent to the Real Property required by law, ordinance, rule, code or necessary for the normal operation of the Facilities, are installed, are connected under valid permits, are in good working order, are fully paid for and enter onto the Real Property either through publicly dedicated rights of way or valid easements.

(e) Contracts and Leases.

(i) Except (A) as listed in Schedules 2.1(c), 2.1(d), 2.1(f),
2.1(m)(ii) or 2.1(r) or any other Schedule, (B) for contracts, agreements, personal property leases, commitments, understandings, promises or instruments which will be fully performed or terminated on or prior to the Initial Closing Date, (C) for agreements with suppliers entered into in the ordinary course of business that may be assumed by and assigned to the Buyer in the absence of a Third Party consent thereto and (D) the Other Assigned Contracts and Non-Assigned Contracts, there is no written contract, agreement, personal property lease, commitment, understanding, promise or instrument which is (x) material to the ownership or operation of the Acquired Assets or (y) provides for the sale of any amount of ancillary services, capacity or energy from any of the Acquired Assets (whether or not entered into in the ordinary course of business). The Schedule of Leases attached as Schedule 2.1(d) (the "Lease Schedule") contains a description of all Leases now in effect, whether written or oral, including all amendments, extensions, modifications and supplements thereto, pursuant to which any Person uses or occupies any part of the Real Property or Improvements. There are no Leases other than those set forth on the Lease Schedule. None of the Non-Assigned Contracts are material to the ownership or operation of the Acquired Asset or provide for the sale of any amount of capacity or energy from any of the Acquired Assets.

(ii) Each of the Material Contracts, Emergency Preparedness
Agreements, Leases and Other Assigned Contracts constitutes a valid and binding obligation enforceable in accordance with its terms, of the Lead Participants and Sellers party thereto and, to such Lead Participant's and NNECO's Knowledge, of the other parties thereto and is in full force and effect.

(iii) All of the material provisions of each Material
Contract (other than the default of DOE under the DOE Standard Contract), Lease, Emergency Preparedness Agreement and Other Assigned Contract have been complied with and there does not exist any breach, violation or event of default under any such Material Contract (other than the default of DOE under the DOE Standard Contract), Lease, Emergency Preparedness Agreement and Other Assigned Contract on the part of the Sellers, or to such Lead Participant's and NNECO's Knowledge, any other party thereto, or any event which after notice of lapse of time or both, could constitute an event of default under any such Material Contract, Lease, Emergency Preparedness Agreement and Other Assigned Contract, except for such non-compliance or default as could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect. Except as disclosed in Schedule 3.2(g), there is no action, suit, proceeding or investigation pending, or to such Lead Participant's and NNECO's Knowledge, threatened before any court or before any Governmental Authority for the renegotiation of or any other adjustment of or otherwise relating to any such Material Contract, Lease, Emergency Preparedness Agreement or Other Assigned Contract (except for such matters as could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect).

(iv) The Persons holding interests in each of Millstone Unit
1, 2 and 3 and their respective Ownership Shares are as set forth in
Schedule 1. Other than as set forth in the Sharing Agreement or otherwise disclosed in Schedule 3.1(c), there are (A) no restrictions on the transfer of Sellers' interests in Millstone Unit 1, 2 or 3 (other than Buyer Regulatory Approvals and Seller Regulatory Approvals) and (B) no options or other rights to acquire Sellers' interests in Millstone Unit 1, 2 or 3. The Acquired Assets owned by CL&P and WMECO being transferred hereunder are substantially all of CL&P's and WMECO's respective generating facilities. The sale to and purchase by the Buyer of the Acquired Assets will not entitle any Person to exercise any purchase options, rights of first refusal, or similar rights with respect to the Acquired Assets or the interest therein to be purchased by the Buyer under this Agreement.

(f) Insurance. Except as set forth in Schedule 3.2(f), all policies of nuclear property damage, nuclear liability, public liability, worker's compensation and other forms of insurance owned or held by the Sellers or their Affiliates and insuring the Acquired Assets are in full force and effect, all premiums with respect thereto covering all periods up to and including the date as of which this representation is being made have been paid (other than retrospective premiums which may be payable with respect to nuclear liability, nuclear property damage, public liability, worker's compensation insurance and other similar insurance policies as to which Sellers have received no notice), and no notice of cancellation or termination has been received with respect to any such policy which was not replaced on substantially similar terms prior to the date of such cancellation. Except as described in Schedule 3.2(f), none of the Sellers has been refused any insurance with respect to the Acquired Assets nor has the coverage of such insurance been limited by any insurance carrier to which it has applied for any such insurance or with which it has carried insurance during the last twelve months.

(g) Litigation. Except as set forth on Schedule 3.2(g), (i) there are no claims, actions, proceedings or investigations pending or, to such Lead Participant's and NNECO's Knowledge, threatened before any court or Governmental Authority which, individually or in the aggregate, could reasonably be expected to have a Material Adverse Effect or that question the validity of this Agreement or the Related Agreements or of any action taken or to be taken pursuant to or in connection with the provisions of this Agreement or the Related Agreements and which, individually or in the aggregate, could reasonably be expected to have a Material Adverse Effect;
(ii) neither such Lead Participant nor, to such Lead Participant's and NNECO's Knowledge, any other Seller is subject to any outstanding judgment, rule, order, citation, fine, penalty, writ, injunction or decree of any court or Governmental Authority which, individually or in the aggregate, could reasonably be expected to have a Material Adverse Effect; and (iii) neither such Lead Participant nor, to such Lead Participant's and NNECO's Knowledge, any other Seller has received any written notification that it is in violation of any Laws or Permits with respect to the Acquired Assets or Assumed Liabilities, except for notifications of violations which could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect. As at the Effective Date, no petition is filed or is pending under 10 C.F.R. Section 2.206 or Section 2.802, or any claim for review of any action thereon. Subject to the preceding sentence, a petition filed or pending under 10 C.F.R. Section 2.206 or Section 2.802, or any claim for review of any action thereon, shall not be considered to be within the scope of this representation.

(h) Employees. There are no collective bargaining agreements which relate to employees of each Lead Participant, NNECO, NUSCO, and their Affiliates where employment involves the Acquired Assets (the "Collective Bargaining Agreements"). No Plant Employees are represented by a labor union or other authorized bargaining representative. Schedule 5.7(b)(i) contains a true and complete list of the Plant Employees. The Lead Participants and NNECO have delivered to the Buyer prior to the Effective Date a true and complete list of the lowest level of the wages and overall compensation of each Plant Employee in effect during the six-month period prior to the Effective Date (the "Plant Employee Disclosure Letter"). Except as described in Schedule 3.2(h): (i) there has been no work stoppage due to labor disagreements experienced at the Facilities in the past five (5) years; (ii) such Lead Participant, NNECO, and their Affiliates are in compliance in all material respects with all applicable Laws respecting employment and employment practices, terms and conditions of employment (including, without limitation, Employee Benefit Plans) and wages and hours relating to the Plant Employees; (iii) such Lead Participant and its Affiliates have not received written notice from any Governmental Authority of any unfair labor practice charge or complaint against such Lead Participant pending or, to such Lead Participant's and NNECO's Knowledge, threatened before the National Labor Relations Board or any other Governmental Authority with respect to such Plant Employees; (iv) no arbitration proceeding arising out of or under any Collective Bargaining Agreement with respect to the Acquired Assets other than proceedings arising in connection with individual employee grievance procedures, is pending against such Lead Participant or its Affiliates; (v) there is no labor strike, slowdown or stoppage actually pending or, to such Lead Participant's and NNECO's Knowledge, threatened by any union or authorized representative of employees of such Lead Participant or its Affiliates related to the Acquired Assets against or affecting such Lead Participant or its Affiliates; and (vi) except as set forth in Schedule 3.2(g), there are no charges of discrimination pending with the Equal Employment Opportunity Commission or state or local counterpart, the U.S. Department of Labor, the NRC or any other Government Authority related to services performed in connection with the Acquired Assets.

(i)  Environmental Matters.  Except as disclosed in Schedule
3.2(i), such Lead Participant and its Affiliates, and to such Lead Participant's and NNECO's Knowledge, each of the other Sellers, has not received any written notice from any Governmental Authority, nor do they have Knowledge of any condition that would reasonably be expected to lead to such a notice, that it is not or has not been in compliance with Environmental Laws the violation of which could reasonably be expected to have a Material Adverse Effect. There are no Environmental Liabilities existing at any Site, except as disclosed in Schedule 3.2(i), that, in the aggregate, could reasonably be expected to (x) have a Material Adverse Effect or (y) require Remediation in excess of One Million Dollars ($1,000,000). Except as disclosed in Schedule 3.2(i), there are no underground storage tanks, active or abandoned or polychlorinated-biphenyl containing equipment located on any Site. All environmental audits or assessments conducted on or after January 1, 1990 by, or on behalf of, or which are in the possession of such Lead Participants or their Affiliates, have been made available to the Buyer prior to execution of this Agreement and all environmental audits or assessments conducted prior to such date by, on behalf of, or which are in the possession of such Lead Participant or its Affiliates have also been made available to the Buyer prior to execution of this Agreement.

(j) Condemnation. Except as set forth on Schedule 3.2(j), there is no pending or, to such Lead Participant's and NNECO's Knowledge, threatened proceeding by any Governmental Authority to condemn or take by power of eminent domain or otherwise, all or any part of the Acquired Assets, which could reasonably be expected to constitute a Material Adverse Effect.

(k) Intellectual Property.  Except as set forth in Schedule
3.2(k), such Lead Participant or its Affiliates has ownership of, or license to use, all of the Intellectual Property relating to the Acquired Assets and the rights of the Sellers in all of such (i) Owned Intellectual Property relating to the Acquired Assets are freely transferable and (ii) Licensed Intellectual Property relating to the Acquired Assets are freely assignable. There are no claims or demands of any other Person pertaining to any such Intellectual Property and no proceedings have been instituted, or are pending or, to such Lead Participant's and NNECO's Knowledge, threatened, which challenge the rights of the Sellers in respect thereof. All licenses or other agreements under which the Sellers are granted rights in Intellectual Property relating to the Acquired Assets are listed on Schedule 3.2(k). All licenses or other agreements under which the Sellers have granted rights to others in Intellectual Property relating to the Acquired Assets owned or licensed by the Sellers are listed on Schedule 3.2(k). Except as set forth in Schedule 3.2(k), all of such licenses or other agreements are in full force and effect, there is no material default by any party thereto, and, all of the Sellers' rights thereunder are freely assignable. The business and activities of such Lead Participant and any other Sellers related primarily to the Facilities do not infringe any Intellectual Property of any other Person. None of the Owned Intellectual Property or, to such Lead Participant's and NNECO's Knowledge, the Licensed Intellectual Property infringe any Intellectual Property of any other Person. Neither such Lead Participant nor, to such Lead Participant's and NNECO's Knowledge, any other Seller is making unauthorized use of any confidential information or trade secrets of any Person, including without limitation any former employer of any past or present employee of the Sellers.

(l) Accounting Methods.  Since December 31, 1999, such Lead
Participant and NNECO have not materially changed, and during the Interim Period shall not materially change, its accounting methods or practices, credit practices or collection policies.

(m)  Complete Copies.  True and complete copies of the Material
Contracts, the Leases, the Emergency Preparedness Agreements, the
Transferable Permits, the Title Commitment and the Other Assigned Contracts have been delivered to the Buyer.

(n) Operability. Except to the extent any Other Assigned Contract may not be assigned or assignable in whole or part to the Buyer or any Permit may not be transferable to the Buyer, and subject to such amendments to
Schedule 2.1(u) as the Parties may agree to make during the Interim Period and other provisions, limitations and conditions expressly set forth in this Agreement and the Related Agreements, the Acquired Assets constitute all of the assets that are necessary and sufficient to own and operate the Facilities by the Sellers in the manner in which they have been operated during the twelve-month period immediately prior to the Initial Closing Date.

(o) Employees Benefit Programs.  Schedule 5.7(d) lists as of the
Effective Date, all Employee Benefit Plans established, sponsored, maintained or contributed to (or to which there is an obligation to contribute) by such Lead Participant or its Affiliates in respect of the Acquired Assets Employees. Accurate and complete copies of all such Employee Benefit Plans have been made available to the Buyer. No Employee Benefit Plan and no "employee pension benefit plan" (as defined in Section 3(2) of ERISA) maintained by the Sellers or any trade or business (whether or not incorporated) which are or have ever been under common control, or which are or have ever been treated as a single employer, with any of the Sellers under
Section 414(b), (c), (m) or (o) of the Code, or to which the Sellers or any such ERISA affiliate has contributed, is a Multiemployer Plan. Except as disclosed in Schedule 5.7(d) with respect to the Acquired Assets Employees, each of such Lead Participant or its Affiliates does not contribute to, and has no obligation to contribute to, any Multiemployer Plan. No liability under Title IV or Section 302 of ERISA or Section 412 of the Code has been incurred by such Lead Participants or their Affiliates, with respect to the Acquired Assets Employees that has not been satisfied in full, and no condition exists that presents a material risk to the Buyer of incurring any such liability, other than liability for premiums due the Pension Benefit Guaranty Corporation, which premiums have been paid to the extent due on or prior to the Initial Closing Date.

Except as set forth in the preceding paragraph, (i) none of the Sellers or their Affiliates establishes, sponsors, maintains or contributes to (nor is there an obligation to contribute to) any Employee Benefit Plans in respect of the Acquired Assets Employees and (ii) none of the Sellers or their Affiliates have any Liabilities for any form of compensation or benefits under any Employee Benefit Plan of any such Seller or such Affiliate, or any other agreement, plan, practice, policy, instrument or document, in any such case, relating to any of the Acquired Assets Employee, any applicable Law or otherwise.

(p) Zoning. The Real Property is currently zoned in zoning categories which presently permit, and which after giving effect to the Closing, will continue to permit the operation of the Facilities. The Lead Participants have not requested, applied for, or given its consent to, and the Lead Participants have no knowledge of, any pending zoning variance or change with respect to the zoning of the Real Property. To such Lead Participant's and NNECO's Knowledge, there exist no outstanding covenants or agreements in connection with the zoning of the Real Property or any portion thereof which would bind or require Buyer to perform any actions or pay any monies in connection therewith.

(q) Real Property; Plant and Equipment. Schedule 2.1(c) contains a complete description of the major equipment components and personal property comprising the Acquired Assets. Except for the exceptions listed in
Schedule 3.2(q), the Acquired Assets conform in all respects to the Technical Specifications and the Final Safety Analysis Report (FSAR) and are being operated in all respects in conformance with all applicable requirements under Nuclear Laws, and the rules, regulations, orders and licenses issued thereunder, except for such non-conformance thereof which, individually or in the aggregate, could not reasonably be expected to have a Material Adverse Effect.

(r) Title to Acquired Assets. Subject to Permitted Encumbrances, each of the Sellers holds good and marketable title to its tenant-in-common interest (as set forth on Schedule 1 hereto) in the Real Property to the extent, and only to the extent, specified in Schedule A to the title insurance commitments attached hereto as in Schedule 3.2(r) (the "Title Commitments"). The Real Property constitutes all of the real property necessary for the use and operation of the Acquired Assets. Except as set forth in Schedule 3.2(r) and except for Permitted Encumbrances, each of the Sellers has good and valid title to, a valid leasehold interest in, valid rights under contract to use, or license for, its tenant-in-common interest in the other Acquired Assets, free and clear of all Liens. Each of the Sellers owns a tenant-in-common interest in the Acquired Assets in a percentage equal to its Ownership Share as set forth in Schedule 1, or, in the case of NNECO's assets, a beneficial interest held indirectly through the Lead Participants, acting on behalf of the Associate Participants. There are no public or private special assessments levied or, to the Knowledge of such the Lead Participants, threatened against the Acquired Assets except for those items, if any, as to which the Lead Participants will indemnify the Buyer pursuant to Section 9.3. Complete and correct copies of any current surveys of the Real Property in the Lead Participants' possession and any policies of title insurance (including copies of exceptions reflected thereon) currently in force and in the possession of the Lead Participants with respect to any Seller's interest in the Real Property have been delivered to Buyer.

(s) Disclosure. There are no facts which presently may or in the future could reasonably be expected to have a Material Adverse Effect which have not been specifically disclosed herein or in the Related Agreements, and in the exhibits and schedules thereto and certificates referenced therein, other than general economic conditions affecting the Sellers' industry.

(t) Taxes. All Tax Returns of the Sellers required to be filed regarding the ownership or operation of the Acquired Assets have been filed, and all Taxes due as indicated thereon have been paid, except where (as described in Schedule 3.2(t)) such Taxes are being contested in good faith by appropriate proceedings, or where the failure to file or pay, in either case, could not reasonably be expected to have a Material Adverse Effect. There is no unpaid Tax on any Seller's ownership, operation or use of the Acquired Assets for which the Buyer could become liable. There are no Liens for Taxes upon such Seller's Ownership Share of the Acquired Assets, except for Liens for Taxes not yet due and payable and Liens for Taxes that are being contested in good faith and for which adjusted reserves have been established in accordance with GAAP (as described in Schedule 3.2(t)). Except as disclosed in Schedule 3.2(t), (i) none of the Sellers has waived any statute of limitations in respect of Taxes or agreed to any extension with respect to a Tax assessment or deficiency in connection with the Acquired Assets and
(ii) there is no material dispute or claim concerning any Tax either (A) claimed or raised by any Governmental Authority in writing or (B) as to which any of the directors or officers of the Seller have Knowledge based upon a personal contact with any agent of such Governmental Authority.

(u) Volume Discount. The Lead Participants make no representation or warranty that any volume discounts or other special pricing available to such Lead Participants prior to such Closing Date under any Material Contract, Lease, Emergency Preparedness Agreement or Other Assigned Contract will be available to the Buyer following the assignment and assumption thereof.

(v) Qualified Decommissioning Fund.

As to each Seller that has a Qualified Decommissioning Fund,

(i) With respect to all periods ending on or prior to the Closing Date on which such Seller transfers its Ownership Share: (A) the Qualified Decommissioning Fund(s) of such Seller are trust(s), validly existing under the laws of the State of Connecticut with all requisite authority to conduct its affairs as it now does; (B) the Qualified Decommissioning Fund(s) of such Seller satisfy the requirements necessary for each such Qualified Decommissioning Fund to be treated as a "Nuclear Decommissioning Reserve Fund" within the meaning of Section 468A(a) of the Code and as a "nuclear decommissioning fund" and a "qualified nuclear decommissioning fund" within the meaning of Treas. Reg. Section 1.468A-1(b)(3); (C) each such Qualified Decommissioning Fund is in compliance in all material respects with all applicable Laws of any Governmental Authority having jurisdiction (including, without limitation, the NRC, the DPUC and the IRS), and the Qualified
Decommissioning Fund(s) of such Seller have not engaged in any acts of "self-dealing" as defined in Treas. Reg. Section 1.468A-5(b)(2); (D) no "excess contribution," as defined in Treas. Reg. Section 1.468A-5(c)(2)(ii), has been made to any Qualified Decommissioning Fund(s) of such Seller which has not been withdrawn within the period provided under Treas.
Reg. Section 1.468A-5(c)(2)(i); and (E) such Seller has made timely and valid elections to make annual contributions to its Qualified Decommissioning Fund(s) since and including such Seller's taxable year ending after July
18, 1984 (and in the case of the Qualified Decommissioning Fund maintained for Millstone Unit 3, since and including such Seller's taxable year ending after April, 1986) and has heretofore delivered copies of such elections to the Buyer. Such Seller has heretofore delivered to the Buyer a copy of its Decommissioning Trust Agreement(s) as in effect on the Effective Date. Such Seller agrees not to amend its Decommissioning Trust Agreement(s) between the Effective Date and the
Closing Date on which such Seller transfers its Ownership Share without the Buyer's prior written consent, which shall not be unreasonably withheld.

(ii) Subject only to Seller Regulatory Approvals, such Seller and the Trustee(s) have or shall have prior to the Initial Closing Date or Subsequent Closing Date, as the case may be, all requisite right, power and authority to cause the assets of each Qualified
Decommissioning Fund to be transferred to the Buyer's Qualified
Decommissioning Fund in accordance with the provisions of this Agreement.

(iii) With respect to all periods ending on or prior to the Closing Date on which such Seller transfers its Ownership Share, (A) such Seller and/or the Trustee(s) of the Qualified Decommissioning Funds has/have filed or caused to be filed with the NRC, the IRS and all other applicable Governmental Authorities all material forms, statements, reports, documents (including all exhibits, amendments and supplements thereto) required to be filed by such entities; and (B) there are no interim rate orders that may be retroactively adjusted or retroactive adjustments to interim rate orders that may affect amounts to be contributed by the Buyer to the Qualified Decommissioning Funds or to be transferred from such Seller's Qualified Decommissioning Funds to the Buyer's Qualified Decommissioning Fund. Such Seller has delivered to the Buyer a copy of the schedules of ruling amounts (the "IRS Ruling Amounts") most recently issued by the IRS for each of the Qualified Decommissioning Funds, a copy of the requests that were filed to obtain such IRS Ruling Amounts and a copy of any pending request for revised IRS Ruling Amounts, in each case together with all exhibits, amendments and supplements thereto. Any excess amounts contributed to the Qualified Decommissioning Funds while such request(s) is/are pending before the IRS which exceed the applicable amounts provided in the IRS Ruling Amounts issued by the IRS will be withdrawn by the applicable Seller from the Qualified Decommissioning Funds within the period provided under Treas. Reg. Section 1.468A-5(c)(2)(i).

(iv) Such Seller has made available to the Buyer a statement of assets and liabilities verified by the Trustee(s) for its Qualified Decommissioning Fund(s) as of June 30, 2000, and such statement of assets or liabilities will be updated by such Trustee as of the second Business Day before such Closing Date on which such Seller transfers its Ownership Share, which statement of assets and liabilities presents fairly as of June 30, 2000, and which updated statement will fairly present as of the last Business Day prior to such Closing Date on which such Seller transfers its Ownership Share, the financial position of each Qualified Decommissioning Fund. Each Seller will make available to the Buyer information from which the Buyer can determine the Tax Basis of all assets in such Seller's Qualified Decommissioning Fund(s) as of the second Business Day prior to the Closing Date on which such Seller transfers its Ownership Share. There are no Liabilities (whether absolute, accrued, contingent or otherwise and whether due or to become due), including, but not limited to, any acts of "self-dealing" as defined in Treas. Reg. Section 1.468A-5(b)(2) or agency or other legal proceedings that may materially affect the financial position of the Qualified Decommissioning Funds other than those, if any, that are disclosed on Schedule 3.2(v).

(v) Such Seller has made available to the Buyer copies of all contracts and agreements to which the Trustee(s) of the Qualified
Decommissioning Fund(s), in its capacity as such, is a party.

(vi) With respect to all periods ending on or prior to the Closing Date on which such Seller transfers its Ownership Shares, such Seller's Qualified Decommissioning Fund(s) have filed all Tax Returns required to be filed and all material Taxes shown to be due on such Tax Returns have been paid in full. Except as shown in Schedule 3.2(v), no notice of deficiency or assessment has been received from any taxing authority with respect to liability for Taxes of any such Seller's Qualified Decommissioning Fund(s) which have not been fully paid or finally settled, and any such deficiency shown in such Schedule 3.2(v) is being contested in good faith through appropriate proceedings.
Except as set forth in Schedule 3.2(v), there are no outstanding agreements or waivers extending the applicable statutory periods of limitations for Taxes associated with the Qualified Decommissioning Funds for any period and none of the Qualified Decommissioning Funds currently is the beneficiary of any extension of time within which to file any Tax Returns. All such Tax Returns are true, complete and accurate. All Taxes owed by or with respect to such Qualified Decommissioning Fund(s) with respect to periods ending on or prior to the Closing Date on which such Seller transfers its Ownership Share have been paid in full (regardless of whether such Taxes are shown to be due on the Tax Returns filed by such Qualified Decommissioning Fund(s))

(vii) To the extent such Seller has pooled the assets of the Qualified Decommissioning Fund(s) with those of any other assets for investment purposes in periods prior to Closing, such pooling arrangement is not taxable as a corporation for federal income tax purposes and all Tax Returns required to be filed with respect to such pooling arrangement have been filed.

(w) Nonqualified Decommissioning Funds.

(i) With respect to all periods ending on or prior to the Closing Date on which a Seller transfers its Ownership Share, the Nonqualified Decommissioning Fund(s) of such Seller are trust(s) validly existing under the laws of the State of Connecticut with all requisite authority to conduct their affairs as they now do. The Nonqualified Decommissioning Fund(s) of such Seller are (i) in compliance in all material respects with applicable Laws of any Governmental Authority having jurisdiction (including, without limitation, the NRC, the DPUC and the IRS) and (ii) considered grantor trusts under Sections 671 through 677 of the Code and such Seller is the grantor of such trusts. Such Seller has delivered to Buyer a copy of its Decommissioning Trust Agreement as in effect on the Effective Date. Such Seller agrees not to amend its Decommissioning Trust Agreement(s) between the Effective Date and the Closing Date on which such Seller transfers its Ownership Share without the Buyer's prior written consent, which shall not be unreasonably withheld.

(ii) Subject only to Seller Regulatory Approvals, such Seller and the Trustee(s) have or shall have prior to the Initial Closing Date or Subsequent Closing Date, as the case may be, all requisite right, power and authority to cause the assets of each Nonqualified
Decommissioning Fund to be transferred to the Buyer's Nonqualified Decommissioning Fund in accordance with the provisions of this Agreement.

(iii) With respect to all periods ending on or prior to the Closing Date on which such Seller transfers its Ownership Share, such Seller and the Trustee of the Nonqualified Decommissioning Fund(s) have filed or caused to be filed with the NRC, the IRS and all other applicable Governmental Authorities all material forms, statements, reports, documents (including all exhibits, amendments and supplements thereto) required to be filed by any of them.

(iv) Each Seller has made available to the Buyer a statement of assets and liabilities verified by the Trustee(s) for its Nonqualified Decommissioning Fund(s) as of June 30, 2000, and such statement of assets and liabilities will be updated by such Trustee as of the last Business Day before the Closing Date on which such Seller transfers its Ownership Share, which statement of assets and liabilities presents fairly as of June 30, 2000, and which updated statement will fairly present as of the last Business Day before the Closing Date on which such Seller transfers its Ownership Share, the financial position of each Nonqualified Decommissioning Fund. Each Seller will make available to the Buyer information from which the Buyer can determine the Tax Basis of all assets in such Seller's Nonqualified Decommissioning Fund(s) as of the second Business Day prior to the Closing Date on which such Seller transfers its Ownership Share. There are no Liabilities (whether absolute, accrued, contingent or otherwise and whether due or to become due) including, but not limited to, agency, administrative or other legal proceedings, that may materially affect the financial position of the Nonqualified Decommissioning Fund(s) other than those, if any, that are disclosed on Schedule 3.2(w).

(v) Each Seller has made available to the Buyer all contracts and agreements to which the Trustee of the Nonqualified Decommissioning Funds, in its capacity as such, is a party.

(vi) To the extent any Seller has pooled the assets of the Nonqualified Decommissioning Funds with any other assets for investment purposes in periods ending on or prior to the Closing Date on which such Seller transfers its Ownership Share, such pooling arrangement is not taxable as a corporation for federal income tax purposes and all Tax Returns required to be filed with respect to such pooling arrangement have been filed.

(x) Undisclosed Liabilities. Except as otherwise disclosed in this Agreement, the Acquired Assets are not subject to any material Liability or obligation (whether absolute, accrued, contingent or otherwise and whether due or to become due) that has not been accrued or reserved against in each Seller's financial statements as of the end of the most recent fiscal quarter for which such statements are available or disclosed in the notes thereto in accordance with GAAP.

(y) Authority of the Lead Participants. The Lead Participants have been authorized to act as the agent on behalf of the Sellers pursuant to the terms of the Authorization Agreements or otherwise and to enter into such agreements and covenants set forth herein.

3.3. Disclaimers Regarding Acquired Assets.  EXCEPT FOR ANY
REPRESENTATIONS AND WARRANTIES EXPRESSLY SET FORTH IN THIS AGREEMENT, THE RELATED AGREEMENTS OR ANY CERTIFICATES, EXHIBITS OR SCHEDULES HERETO AND THERETO, (A) THE ACQUIRED ASSETS ARE SOLD "AS IS, WHERE IS AND WITH ALL FAULTS," AND (B) THE SELLERS SPECIFICALLY DISCLAIM ANY REPRESENTATION OR WARRANTY OF MERCHANTABILITY, USAGE, SUITABILITY OR FITNESS FOR ANY
PARTICULAR PURPOSE WITH RESPECT TO THE ACQUIRED ASSETS, OR ANY PART THEREOF, OR AS TO THE WORKMANSHIP THEREOF, OR THE ABSENCE OF ANY DEFECTS THEREIN, WHETHER LATENT OR PATENT. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, EXCEPT AS EXPRESSLY PROVIDED IN THIS AGREEMENT OR IN ANY RELATED AGREEMENT, THE SELLERS EXPRESSLY DISCLAIM ANY REPRESENTATION OR WARRANTY OF ANY KIND REGARDING THE SUITABILITY OF THE FACILITIES FOR OPERATION AS POWER PLANTS.
NO OTHER MATERIAL OR INFORMATION PROVIDED BY OR COMMUNICATIONS MADE BY THE SELLERS OR ANY REPRESENTATIVE, OR BY ANY BROKER OR INVESTMENT BANKER, INCLUD-ING WITHOUT LIMITATION ANY INFORMATION OR MATERIAL CONTAINED IN ANY OFFERING MEMORANDUM OR REQUEST FOR BIDS AND ANY ORAL, WRITTEN OR ELECTRONIC RESPONSE TO ANY INFORMATION REQUEST PROVIDED TO THE BUYER, WILL CAUSE OR CREATE ANY WARRANTY, EXPRESS OR IMPLIED, AS TO THE TITLE, CONDITION, VALUE OR QUALITY OF THE ACQUIRED ASSETS OR ANY PART THEREOF.

THE PROVISIONS OF THIS SECTION HAVE BEEN NEGOTIATED BY THE PARTIES
HERETO AFTER DUE CONSIDERATION AND ARE INTENDED TO BE A COMPLETE EXCLUSION AND NEGATION OF ANY REPRESENTATIONS AND WARRANTIES, WHETHER EXPRESS OR IMPLIED OR STATUTORY, OTHER THAN THOSE REPRESENTATIONS AND WARRANTIES EXPRESSLY SET FORTH IN THIS AGREEMENT, THE RELATED AGREEMENTS OR ANY CERTIFICATE, EXHIBITS OR SCHEDULES HERETO AND THERETO THAT MAY ARISE PURSUANT TO ANY LAW NOW OR HEREAFTER IN EFFECT, OR OTHERWISE. The disclaimers contained in this section are "conspicuous" disclaimers. Any covenants implied by law or by the use of the words "contribute," "grant," "convey," "assign," "transfer," or "deliver," or any other words used in this Agreement are hereby expressly disclaimed, waived and negated.

4. Representations and Warranties of the Buyer. The Buyer represents and warrants to the Sellers as of the Effective Date and each Closing Date as follows:

4.1. Organization of the Buyer. The Buyer is a corporation, duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization. Copies of the certificate of incorporation and by-laws of the Buyer, as amended to date, have been heretofore delivered to the Sellers and are accurate and complete. The Buyer is, or on the Initial Closing Date will be, qualified to conduct business in the State of Connecticut.

4.2. Authority, Execution and Enforceability of Transactions. The Buyer has the power and authority to execute and deliver this Agreement and the Related Agreements and, subject to receipt of all Buyer Regulatory Approvals, to perform its obligations hereunder and thereunder. All actions or proceedings to be taken by or on the part of the Buyer to authorize and permit the due execution and valid delivery by the Buyer of this Agreement, the Related Agreements and the instruments required to be duly executed and validly delivered by Buyer pursuant hereto and thereto, the performance by the Buyer of its obligations hereunder and thereunder, and the consummation by the Buyer of the transactions contemplated herein and therein, have been duly and properly taken. This Agreement has been duly executed and validly delivered by the Buyer, and assuming due execution and delivery by the Sellers and receipt of all Buyer Regulatory Approvals, constitutes the valid and legally binding obligation of the Buyer, enforceable in accordance with its terms and conditions, subject to applicable bankruptcy, insolvency, moratorium and other laws affecting the rights of creditors generally and the application of general principles of equity (regardless of whether such enforceability is sought in equity or at law). When each Related Agreement has been executed and delivered by the Buyer and the Sellers and each other party thereto, such Related Agreement will constitute a valid and legally binding obligation of the Buyer, enforceable in accordance with its terms, subject to applicable bankruptcy, insolvency, moratorium and other laws affecting the rights of creditors generally and the application of general principles of equity (regardless of whether such enforceability is sought in equity or at law). The Buyer acknowledges receipt and sufficiency of consideration in regard to this Agreement and each of the Related Agreements.

4.3. Noncontravention.  Subject to the Buyer obtaining its Buyer
Regulatory Approvals, neither the execution and delivery of this Agreement or any of the Related Agreements, or any other instrument, document or agreement required hereby to be executed and delivered by the Buyer at or prior to any Closing nor the consummation of the transactions contemplated hereby and thereby will (a) violate or breach any Law to which the Buyer is subject or any provision of its organizational documents or (b) conflict with, result in a breach or forfeiture of, constitute a default under, result in the acceleration of, create in any party the right to accelerate, terminate, modify, revoke, suspend or cancel, or require any notice under any agreement, contract, lease, Permit, license, instrument or other arrangement to which Buyer is bound or to which any of its assets is subject, except for matters that could not reasonably be expected to constitute a material adverse effect on Buyer or its ability to perform its obligations under this Agreement and the Related Agreements or that are disclosed on Schedule 4.3.

4.4. Consents and Approvals. Except for Buyer Regulatory Approvals, no declaration, filing or registration with, or notice to, or authorization, consent or approval of any Governmental Authority is necessary for the execution and delivery of this Agreement or the Related Agreements by the Buyer, or the consummation of the transactions contemplated hereby or thereby by the Buyer.

4.5. Brokers' Fees. The Buyer has no Liability or obligation to pay any fees or commissions to any broker, finder or agent with respect to the transactions contemplated by this Agreement for which the Sellers could become liable or obligated.

4.6. Litigation. There are no claims, actions, proceedings or investigations pending or, to the Buyer's Knowledge, threatened before any court or Governmental Authority which, individually or in the aggregate, could reasonably be expected to have a material adverse effect on Buyer or its ability to perform its obligations under this Agreement and the Related Agreements or that question the validity of this Agreement or the Related Agreements or of any action taken or to be taken pursuant to or in connection with the provisions of this Agreement or the Related Agreements and which, individually or in the aggregate, could reasonably be expected to have a material adverse effect on Buyer or its ability to perform its obligations under this Agreement and the Related Agreements. The Buyer is not subject to any outstanding judgment, rule, order, citation, fine, penalty, writ, injunction or decree of any court or Governmental Authority which, individually or in the aggregate, could reasonably be expected to have a material adverse effect on Buyer or its ability to perform its obligations under this Agreement and the Related Agreements, and the Buyer has not received any written notification that it is in violation of any Laws or Permits with respect to its assets, except for notifications which would not, individually or in the aggregate, reasonably be expected to have a material adverse effect on Buyer or its ability to perform its obligations under this Agreement and the Related Agreements. A petition filed or pending under 10 C.F.R. Section 2.206 or Section 2.802, or any claim for review of any action thereon, shall not be considered to be within the scope of this representation.

4.7. Qualified Buyer. The Buyer is qualified or will be qualified as of the Initial Closing Date, to obtain any Permits necessary for the Buyer to own and operate the Acquired Assets as of the Initial Closing Date, to the extent such operation is either required by any Related Agreement or this Agreement, or is contemplated by the Buyer.

4.8. WARN Act. The Buyer does not intend with respect to the Acquired Assets or Acquired Assets Employees to engage in a "plant closing" or "mass layoff," as such terms are defined in the WARN Act, within sixty (60) days after the Initial Closing Date.

4.9. No Implied Warranties. THE BUYER IS NOT RELYING ON ANY
REPRESENTATION OR WARRANTY MADE BY ANY SELLER OR ITS AGENTS OR
REPRESENTATIVES, OR ANY BROKER OR INVESTMENT BANKER, EXCEPT FOR
REPRESENTATIONS AND WARRANTIES EXPRESSLY SET FORTH HEREIN, IN THE RELATED AGREEMENTS, IN CERTIFICATES, EXHIBITS AND SCHEDULES HERETO AND THERETO AND IN THE INSTRUMENTS OF TRANSFER AND CONVEYANCE (SUBJECT TO THE DISCLAIMERS AND LIMITATIONS OF WARRANTIES SET FORTH HEREIN OR THEREIN).

4.10. Absence of Certain Events.  Since December 31, 1999, to the
Buyer's Knowledge, there has not been any event which may reasonably be expected to have a material adverse effect on the Buyer's ability to perform this Agreement or any Related Agreement.

5. Covenants.  The Parties agree as follows:

5.1. General. Without limiting the rights of any Party to exercise its rights hereunder, each of the Parties will use Commercially Reasonable
Efforts to take all actions and to do all things necessary, proper or advisable in order to consummate and make effective the transactions contemplated by this Agreement and the Related Agreements pursuant to this Agreement prior to a date which is eight (8) months from the Effective Date (including satisfaction of the Closing Date conditions set forth in Section 6).

5.2. Notices, Consents and Approvals.

(a) Hart-Scott-Rodino. Each of the Sellers and the Buyer shall file or cause to be filed with the Federal Trade Commission and the United States Department of Justice any notifications required to be filed under the Hart-Scott-Rodino Act and the rules and regulations promulgated thereunder with respect to the transactions contemplated hereby and in the Related Agreements. The Parties shall cooperate with each other and use Commercially Reasonable Efforts to make such filings as promptly as possible after the Effective Date, and to respond promptly to any requests for additional information made by either of such agencies. The Buyer will pay all filing fees under the Hart-Scott-Rodino Act, but each Party will bear its own costs for the preparation of any filing. The Parties shall use Commercially Reasonable Efforts to cause any waiting period under the Hart-Scott-Rodino Act with respect to the transactions contemplated by this Agreement and the Related Agreements to expire or terminate at the earliest possible time.

(b) Consents and Approvals.

(i) Each of the Parties shall cooperate and use Commercially
Reasonable Efforts with respect to their respective obligations to (A) promptly prepare and file all necessary documentation, (B) effect all necessary applications, notices, petitions and filings and execute all agreements and documents, (C) obtain the transfer, issuance or reissuance to the Buyer of all necessary Permits, (D) facilitate the substitution of the Buyer for the Sellers where appropriate on pending Permits and (E) obtain all necessary consents, waivers, approvals and authorizations of all other parties necessary or advisable to consummate the transactions contemplated by this Agreement or in any of the Related Agreements (including, without limitation, Seller Regulatory Approvals and Buyer Regulatory Approvals) or approvals required by the terms of any note, bond, mortgage, indenture, deed of trust, license, franchise, Permit, concession, contract, lease, warranty or other instrument to which any Seller or Buyer is a party or by which any of them is bound. Without limiting the generality of the foregoing, the Lead Participants shall use Commercially Reasonable Efforts to obtain from the non-selling co-owners of Unit 3 (i) a waiver of any rights of first refusal such co-owners may possess, or (ii) a written acknowledgment or opinion of counsel, in form and substance reasonably acceptable to Buyer, that no such rights of first refusal exist or apply to the transactions contemplated by this Agreement.

(ii) The Buyer and the Lead Participants shall have the right to review and comment in advance on all filings relating to the transactions contemplated by this Agreement or any of the Related Agreements made by any Party in connection with the transactions contemplated hereby or thereby. The Parties shall in good faith consider such comments before making any such filings.

(iii) The Lead Participants, for themselves and on behalf of the other Sellers, shall use all Commercially Reasonable Efforts to obtain all necessary consents for assignment of Material Contracts, Permits, Leases, and Emergency Preparedness Agreements. The Buyer shall cooperate with the Lead Participants and use Commercially Reasonable Efforts to facilitate the obtaining of such consents. To the extent any Material Contract relates to assets or services which are both related to the operation of the Facilities and used by any Seller in its other operations, the Parties shall cooperate and use Commercially Reasonable Efforts in the obtaining of such partial assignment, apportionment or other arrangement as may be necessary and practicable to permit the Buyer to obtain such portion of the assets or services necessary for continued operation of the Facilities after the Initial Closing Date or any Subsequent Closing Date, as the case may be, and to permit such Seller to retain such other rights or portion of the assets or services to continue its other operations after such Closing Date, it being understood that such portion of the Material Contracts as may relate to the Buyer's continued operation of the Facilities after the Initial Closing Date must be assigned to or otherwise obtained by the Buyer as of the Initial Closing Date pursuant to Section 2.11(a)(ix); provided, that (A) any cost of obtaining any such partial assignment, apportionment or other arrangement shall be for such Seller's account, and (B) any subsequent cost resulting from any such partial assignment, apportionment or other arrangement shall be for the Buyer's account but any such cost or expense may be considered in determining whether there exists a Material Adverse Effect, and in no instance shall any Seller commit to any arrangements affecting the Buyer without the Buyer's consent, not to be unreasonably withheld.

(iv) The Lead Participants, for themselves and on behalf of the other Sellers, shall use their Commercially Reasonable Efforts to obtain the necessary consents to assignment of the Other Assigned Contracts, including the forwarding of notices of assignment or termination to vendors or invoking the right to terminate Other Assigned Contracts, in each case, in cooperation with the Buyer. Pursuant to an agreed protocol and form letters to be sent by Lead Participants or NNECO to all parties to Other Assigned Contracts, the Lead Participants, for themselves and on behalf of the other Sellers, shall take all steps reasonably necessary in obtaining necessary consents to assignment, including the forwarding of notices of assignment or termination to vendors or invoking the right to terminate Other Assigned Contracts for the Sellers' convenience in cooperation with the Buyer. The Buyer shall use Commercially Reasonable Efforts to assist the Sellers in obtaining all such consents to assignment.

(v) The Lead Participants, for themselves and on behalf of the other Sellers, agree that if any consent to an assignment of any Material Contract shall not be obtained or if any attempted assignment would in the Lead Participants' reasonable opinion be ineffective or would impair any material rights and obligations of the Buyer under such Material Contract, so that the Buyer would not in effect acquire the benefit of all such rights and obligations, the Lead Participants, to the maximum extent permitted by law and such Material Contract, shall enter into such other reasonable arrangements with the Buyer as are necessary to provide the Buyer with the benefits and obligations of such Material Contract, including enforcement for the benefit of the Buyer of any and all rights of the Sellers against the other contract party arising out of the default or cancellation by such contract party or otherwise. The Lead Participants and the Buyer shall cooperate and shall each use Commercially Reasonable Efforts after the Initial Closing Date to obtain an assignment of each such Material Contract to the Buyer.

(vi) The Sellers and the Buyer shall cooperate with each other and promptly prepare and file notifications with, and request tax clearances from state and local taxing authorities in jurisdictions in which a portion of the Facilities Purchase Price or the Fuel Purchase Price may be required to be withheld or in which Buyer would otherwise be liable for any Tax Liabilities of the Sellers pursuant to state or local Tax Laws.

(c) Nuclear Regulatory Commission Approval.

(i) Application. As promptly after the Effective Date as may be feasible, the Buyer and the Lead Participants, for themselves and on behalf of the other Sellers, shall jointly prepare and file with the NRC an Application. Thereafter, the Buyer and Lead Participants, for themselves and on behalf of the other Sellers, shall cooperate with one another to facilitate review of the Application by the NRC Staff, including but not limited to the prompt provision to the NRC Staff of any and all documents or information that the NRC Staff may reasonably request or require any of the Parties to provide or generate.

(ii) Prosecution of Application. The Application shall identify the Buyer and the Sellers collectively as separate parties to the Application. In the processing of such Application the Buyer and the Lead Participants, for themselves and on behalf of the other Sellers, shall separately appear therein by their own counsel (or common counsel if mutually agreed), and shall continue to cooperate with each other to facilitate a favorable result.

(iii) Costs of Application and Prosecution. The Buyer and the Lead Participants, for themselves and on behalf of the other Sellers, will each bear their own costs of the preparation, submission and processing of the Application, including any Contested Proceeding that may occur in respect thereof; provided, however, that the Buyer shall bear the costs of all NRC Staff fees payable in connection with the Application. In the event that the Parties agree upon the use of common counsel, they shall share equally the fees and expenses of such counsel and those of any consultants or experts that may jointly be retained in connection with the prosecution of the Application.

5.3. Operation of Business During Interim Period.

(a)(I) During the Interim Period, the Lead Participants and
NNECO will operate and maintain the Acquired Assets in the ordinary course consistent with Good Utility Practices, unless otherwise contemplated by this Agreement or with the prior written consent of the Buyer. Without limiting the generality of the foregoing, the Sellers shall not, without the prior written consent of the Buyer, during the Interim Period, with respect to the Acquired Assets:

(i) sell, lease (as lessor), transfer or otherwise dispose of, any of the Acquired Assets, other than as used, consumed or replaced in the ordinary course of business consistent with Good Utility Practices, or encumber, pledge, mortgage or suffer to be imposed on any of the Acquired Assets any encumbrance other than Permitted Encumbrances which are not material, and other than such additional financing under the Mortgage Indentures as shall not prevent the Sellers from obtaining a Mortgage Indenture release with respect to the Acquired Assets;

(ii) make any material change in the operations of the Acquired Assets (including, without limitation, the levels of Inventories customarily maintained by the Sellers with respect to the Acquired Assets), except for such changes that are consistent with Good Utility Practices;

(iii) enter into, amend, make any waivers under, or otherwise modify any real or personal property Tax agreement, treaty or settlement or make any new, or change any current, election with respect to Taxes affecting the Acquired Assets;

(iv) enter into any commitment for the purchase or sale of Nuclear Fuel without the consent of the Buyer, which consent shall not be unreasonably withheld;

(v) terminate, make any waiver under, extend or amend any of the Material Contracts, Emergency Preparedness Agreements, Leases, Other Assigned Contracts or the Transferable Permits, except for such terminations, extension or amendments as are in the ordinary course of business and consistent with Good Utility Practices;

(vi) enter into for itself or through its agents any contract or commitment which individually exceeds $500,000 or in the aggregate exceeds $5,000,000, unless each such contract or commitment is (A) to be fully performed prior to the Initial Closing Date or (B) can be assigned to the Buyer and terminated by the Buyer at its option at any time following the Initial Closing Date without penalty or cancellation charge;

(vii) knowingly engage in any practice, take any action, fail to take any action, or enter into any transaction that will result or could reasonably be expected to result in any misrepresentation or breach of warranty under Section 3 as of a Closing Date;

(viii) fail to take reasonably appropriate steps to pursue currently pending regulatory approvals relating to the Facilities;

(ix) amend in any material respect or cancel any property, liability or casualty insurance policies related thereto, or fail to maintain by self insurance, or with financially responsible insurance companies, insurance in such amounts and against such risks and losses as are customary for such assets and businesses;

(x) change, in any material respect, its accounting methods or accounting methods or practices, credit practices or collection policies;

(xi) enter into or adopt any new agreement, plan, arrangement or practice or amend any existing agreement, plan, arrangement or practice relating to Plant Employees (other than the existing program for retirement eligibility for Plant Employees whose age are between 50 and 54 can be extended beyond December 31, 2000 at the sole discretion of the Lead Participants), including that the Sellers will permit the Buyer and the Buyer's Representatives to have input in any collective bargaining agreement negotiations during the Interim Period; or

(xii) fail to take any actions required to be taken in order to insure that the Acquired Assets are being owned, operated and maintained in all material respects in a manner that is in compliance with Good Utility Practice and all applicable Laws or Permits.

(II) During the Interim Period, the Lead Participants and NNECO shall, unless mutually agreed to the contrary, between the Lead Participants and the Buyer, with respect to the Acquired Assets:

(i) use Commercially Reasonable Efforts to: (A) preserve intact the present legal entity and reputation of the business of the Facilities, and (B) maintain the Acquired Assets in good working order and condition, ordinary wear and tear excepted;

(ii) except to the extent required by applicable Law, (A) cause the books and records of the business to be maintained in the usual, regular and ordinary manner, and (B) not permit any material change in any pricing, investment, accounting, financial reporting, inventory, credit, allowance or Tax practice or policy of Sellers that would materially and adversely affect the business, the Facilities, the Acquired Assets or the Assumed Liabilities;

(iii) use Commercially Reasonable Efforts to maintain in full force and effect until the Initial Closing substantially the same levels of insurance coverage as afforded prior to the Initial Closing Date;

Notwithstanding anything in this Section 5.3(a) to the contrary, the Lead Participants or NNECO may, in its sole discretion, make or incur an obligation to the extent relating to the Pre-Approved Capital Expenditures or Required Nuclear Expenditures and any repairs or modifications to the Facilities reasonably required in accordance with Good Utility Practices. During the Interim Period, the Lead Participants and/or NNECO shall consult with the Buyer prior to making (A) any Required Nuclear Expenditures which are expected to be in excess of $1,000,000 or (B) any NRC Commitments which
(i) cannot be completed prior to the Initial Closing Date and (ii) are expected to be in excess of $1,000,000. Without limiting the generality of the foregoing, the Lead Participants or NNECO shall retain exclusive control over all aspects of the operation, maintenance, refueling, shutdown or other matters relating to the Facilities during the Interim Period, all in accordance with Good Utility Practices.

(b) During the Interim Period, in the interest of facilitating an orderly transition of the management of the Acquired Assets and the Transfer of Licenses and permitting informed action by the Buyer regarding its rights under Section 5.3(a), the Parties shall, as promptly as is practicable after the Effective Date, establish a committee comprised of four persons, two to be designated by the Lead Participants and two to be designated by the Buyer, and such additional persons as may be appointed by the persons originally appointed to such committee (the "Transition Committee"). From time to time, the Transition Committee shall report to the senior management of the Lead Participants and the Buyer. The Transition Committee shall have no authority to bind or make agreements on behalf of the Sellers or the Buyer or to issue instructions to or direct or exercise authority over the Sellers or the Buyer or any of their respective officers, employees, advisors or agents or to waive or modify any provision thereof. The Buyer in its sole discretion may send its management personnel to the Facilities at the Buyer's expense to continue the Buyer's transition efforts with respect to the Acquired Assets. The Lead Participants shall provide the Buyer, at no cost to the Buyer, interim furnished office space, utilities and HVAC at the Facilities reasonably necessary to allow the Buyer and its representatives to conduct their transition efforts during the Interim Period; provided that the Buyer shall be responsible for all other costs relating thereto, including telecommunications expenses, the cost of workers' compensation and employer's liability coverage, which will be maintained by the Buyer for its employees. The Buyer anticipates approximately eight of its employees or representatives will be present at such interim office space at any one time.

(c) The Buyer may from time to time request that the Lead
Participants take certain actions to improve or enhance the operation and maintenance of the Acquired Assets during the Interim Period (the "Proposed Improvements"). To the extent such Proposed Improvements (i) will not interfere with safety or reliability in the operation and maintenance of the Facilities or the Acquired Assets, (ii) are not inconsistent with the Business Plan, (iii) do not violate Good Utility Practices, applicable Laws or other obligations of the Lead Participants under NEPOOL or ISO-NE, the Lead Participants shall reasonably consider such Proposed Improvements and take such action to implement such Proposed Improvements as they deem appropriate in their sole discretion. In the event the Lead Participants shall determine that the costs for such Proposed Improvements shall exceed the Pre-Approved Capital Expenditures or are otherwise excessive under Good Utility Practices, then the Lead Participants shall so inform the Buyer in writing and the Buyer may submit the request for such Proposed Improvements to dispute resolution pursuant to Section 12.1.

(d) During the Interim Period, the Lead Participants shall use
Commercially Reasonable Efforts to assist the Buyer with its efforts to plan for and implement the transition of ownership and operation of the Acquired Assets from the Sellers to the Buyer.
(e)	In the event the Buyer or the Lead Participants believe that either Party has breached any of its obligations under this Section 5.3, the Buyer or the Lead Participants shall submit such dispute to dispute resolution pursuant to Section 12.1.

5.4. Access and Investigations During Interim Period.  During the
Interim Period, the Sellers will permit a reasonable number of designated officers, employees, consultants, representatives or agents of the Buyer (the "Buyer's Representatives") including, without limitation, the Buyer's Representatives in the Transition Committee, to have access, pursuant to the procedures set forth in Section 5.4(b), to observe and inspect all premises, properties, management, personnel, books, records (including tax records), and other information, including, without limitation, all information reasonably necessary to enable the Buyer and the Buyer's Representatives to conduct environmental inspection, assessment and testing of the Sites and the Facilities, to verify the Sellers' representations and warranties as set forth herein, to confirm that the Sellers have complied with the covenants set forth herein, to obtain any other information or documents associated with or pertaining to the Acquired Assets and to plan for and facilitate an orderly transition of ownership and operation of the Acquired Asset from the Sellers to the Buyer. All access and inspections by the Buyer are subject to the following provisions:

(a) Costs. All costs of such investigations and observations, including but not limited to the compensation paid to the Buyer's
Representatives and their expenses, and other discrete incremental costs reasonably incurred by the Sellers in connection with such investigation and observation, shall be borne by the Buyer.

(b) Physical Access (Escorted and Unescorted).

(i) The Buyer shall, with respect to each Person designated by the Buyer to have escorted access to the Facility, provide the following information for each such Person to the Divestiture Site Manager for the Facility (or his designee) no later than twenty-four
(24) hours prior to the proposed time of access by such Person: name, date of birth, social security number, and the name of each nuclear power plant at which such Person has a current badge for unescorted access. The Lead Participants, for themselves and on behalf of the other Sellers, reserve the right where necessary to limit the number of Persons to whom escorted access is provided at any one time on account of reasonable logistical considerations.

(ii) Subject to the immediately succeeding sentence, the Buyer shall, with respect to each Person designated by the Buyer to have unescorted access to any Facility, provide reasonable notice to the Divestiture Site Manager for such Facility (or his designee), so as not to interfere with the normal business operations of such Facility, and such Person shall comply with all existing requirements of such Facility and NRC for unescorted access, including, but not limited to, background investigation, training requirements, fitness-for-duty requirements, a psychological assessment and behavioral observation.

(iii) In the event that the Buyer shall have a fitness-for-duty program meeting the requirements of 10 C.F.R., Part 26, the Buyer may request that any Person be subject to such program in lieu of the fitness-for-duty program of NNECO, in which event the provisions of 10 C.F.R. Section 26.23 shall be applicable to such Person designated by the Buyer to have unescorted access to the Facility. The Buyer shall reimburse NNECO for the reasonable cost of reviewing and auditing the Buyer's fitness-for-duty program, as required by 10 C.F.R. Section 26.23.

(iv) Irrespective of whether a Person has qualified for escorted or unescorted access, pursuant to this Section 5.4(b), NNECO shall have the right to withhold access to any area of the Facilities that would reveal "Safeguards Information," "Classified National Security Information" or "Restricted Data," as defined in 10 C.F.R. Part 73, to any Person to whom such information is not to be made available under Section 5.4(c).

(c) Access to Records and Information.

(i) Under no circumstances shall any Seller be required to provide access to any documents or information constituting or containing "Classified National Security Information" or "Restricted Data", as defined in 10 C.F.R. Part 73, and the Lead Participants shall advise the Buyer promptly after the Effective Date whether any such documents or information exists at the Sites and negotiate with the Buyer a protocol for either their removal from the Sites (if not reasonably necessary for the operation of the Facilities) or their turnover to the Buyer at the Initial Closing Date. The Sellers shall not be required to provide access to any documents or information constituting or containing "Safeguards Information", as defined in 10 C.F.R. Part 73, except to any Person designated by the Buyer to have access to such information in accordance with the provisions of 10 C.F.R. Section 73.21(c).

(ii) Except as provided in clause (i) above, the Buyer shall have the right to receive copies of all documentary information and records associated with the Acquired Assets subject to the provisions of
Section 7.

(d)Limitations.  Notwithstanding anything to the contrary in this
Section 5.4, each Seller shall: (i) in the absence of employee consent, only furnish or provide such access to confidential personnel records and medical records as is allowed by applicable Laws, (ii) not provide any information that such Seller or such Seller's counsel reasonably believes constitutes or could reasonably be deemed to constitute a waiver of the attorney-client privilege, and (iii) not be required to supply the Buyer with any information that such Seller is under a legal obligation not to supply; provided that the Sellers shall use Commercially Reasonable Efforts to obtain the consent to disclose all material information otherwise described under this Section 5.4.

(e) Contact with Seller-Related Persons.  Prior to the Initial
Closing Date, the Buyer shall not contact any vendors, suppliers, contractors, customers or employees of the Sellers regarding the Facilities, the Acquired Assets or the transactions contemplated in this Agreement and the Related Agreements without prior consent of the relevant Seller, which shall not be unreasonably withheld or delayed, and any such permitted contacts shall be conducted in a manner which will not materially adversely interfere with the operations or business relationships of the relevant Seller with such Persons. Notwithstanding the foregoing, the Buyer may, after consultation with the Lead Participants, make any contacts with Persons expressly contemplated by this Agreement, including, without limitation, contacts with vendors, suppliers and contractors for the purpose of obtaining assignments and partial assignments of contracts, and contacts with organized labor, employee representatives or employees for the purposes set forth in section 5.7.

5.5. Certain Notices.

(a) Each Remaining Seller shall notify the Buyer of the existence of any matter, which if in existence on the Effective Date, the Initial Closing Date or any Subsequent Closing Date would or might cause any of the representations or warranties in Section 3.1 to be materially untrue or incorrect, and the Lead Participants shall notify the Buyer of the existence of any matter, which if in existence on the Effective Date or the Initial Closing Date would or might cause any of the representations or warranties in
Section 3.1 or Section 3.2 to be materially untrue or incorrect. Unless the Buyer terminates this Agreement pursuant to Section 10.1(c)(vii), the written notice pursuant to this Section 5.5(a) shall be set forth on an amended Schedule or Schedules acceptable to the Parties which shall be deemed to replace the original Schedule or Schedules as of the Effective Date and such Closing Date, to have qualified the representations and warranties contained in Section 3 as of the Effective Date and such Closing Date, and to have cured any misrepresentation or breach of warranty that otherwise might have existed hereunder by reason of the existence of such matter.

(b) The Buyer shall notify the Lead Participants of the existence of any matter, which if in existence on the Effective Date, the Initial Closing Date or any Subsequent Closing Date would or might cause any of the representations or warranties in Section 4 to be untrue or incorrect. Unless the Lead Participants terminate this Agreement pursuant to Section 10.1(d)(vi) or 10.1(e)(vi) by reason of such notice, the written notice pursuant to this Section 5.5(b) shall be deemed to replace the original Schedule or Schedules as of the Effective Date and such Closing Date, to have qualified the representations and warranties contained in Section 4 as of the Effective Date and such Closing Date, and to have cured any misrepresentation or breach of warranty that otherwise might have existed hereunder by reason of the existence of such matter.

(c) The Buyer shall notify the Lead Participants if any information comes to its attention which would or might cause any of the representations or warranties of the Sellers in Section 3 above to be materially untrue or incorrect.

(d) Each of the Lead Participants shall notify the Buyer if any information comes to its attention which would or might cause any of the representations and warranties of the Buyer in Section 4 above to be materially untrue or incorrect.

5.6. Further Assurances.

(a) On and after the Initial Closing Date or any Subsequent
Closing Date, without further payment, at the request of a Closing Party, the other Closing Party will execute and deliver such additional instruments of sale, transfer, conveyance, assignment and confirmation and take such additional action as is necessary to transfer, convey and assign to the Buyer and for the Buyer to assume and accept, in each case in accordance with the terms hereof, the Total Relevant Percentage of the Acquired Assets and Assumed Liabilities or to put the Buyer in actual possession and operating control of the Acquired Assets and or to cause the Sellers to be released from the Relevant Percentages of the Assumed Liabilities.

(b) To the extent that, after the Initial Closing Date or any Subsequent Closing Date, as the case may be, it is determined that any asset that is an Acquired Asset shall not have been conveyed to the Buyer on such Closing Date, the Lead Participants shall, subject to Section 5.6(c), use their best efforts to have conveyed the Relevant Percentage of the Sellers' right, title and interest in such asset to the Buyer as promptly as is practicable after the Initial Closing Date or such Subsequent Closing Date, as the case may be. In the event that any Seller Reserved Easement shall not have been retained by CL&P on the Initial Closing Date, the Buyer shall use its best efforts to grant such Seller Reserved Easement to CL&P as promptly as is practicable after such Closing Date. In the event that any other access, transmission, distribution or communication easements necessary or useful to CL&P in connection with the operation or maintenance of the T&D Assets, including, without limitation, the transmission or distribution of power, shall not have been retained by CL&P on the Initial Closing Date, the Buyer shall use its best efforts to grant such easements to CL&P as promptly as practicable after such Closing Date.

(c) To the extent the rights of any Seller under any contract or Permit included as an Acquired Asset other than a Material Contract, Transferable Permit, Emergency Preparedness Agreement or Lease, may not be assigned without the consent of another Person which consent has not been obtained on or prior to the Initial Closing Date, this Agreement shall not constitute an agreement to assign same if an attempted assignment would constitute a breach thereof or be unlawful. The Sellers and the Buyer agree that if any consent to an assignment shall not be obtained, or if any attempted assignment would be ineffective or would impair the Buyer's rights and obligations under the applicable contract, so that the Buyer would not in effect acquire the benefit of all such rights and obligations, (i) the Lead Participants, to the maximum extent permitted by Law and such contract, shall appoint the Buyer to be the Sellers' agent with respect to such contract or Permit for the purpose of obtaining an assignment thereof to the Buyer, following which the Buyer shall use its best efforts to obtain such assignment, and (ii) the Lead Participants shall, to the maximum extent permitted by Law and such contract or Permit, enter into such reasonable agreements with the Buyer as are necessary to permit the Buyer to obtain the benefits and obligations of such contract or Permit; provided, that the exercise by the Buyer and the Lead Participants of the terms of this Section 5.6(c) shall in no event constitute a waiver of the condition to Closing set forth in Section 6.1(g) with respect to the delivery of the consents, waivers and approvals described in Section 2.11(a)(ix). The Lead Participants and the Buyer shall cooperate and shall each use their Commercially Reasonable Efforts after the Initial Closing Date to obtain an assignment of such contracts to the Buyer including the Buyer's express written agreement to assume and perform such Seller's obligations thereunder from and after Closing.

(d) To the extent that during the Interim Period or after the Initial Closing Date the Parties shall identify any additional assets of the Sellers or portions thereof (including, without limitation, software or other Intellectual Property) which are (i) related to the operation of any Facility, (ii) reasonably necessary for the Buyer's operation of the Facilities, and (iii) omitted from Schedule 2.1(u) (other than by agreement of the Parties), the Parties shall amend Schedule 2.1(u) to include such assets. The Lead Participants shall use their best efforts to convey such additional assets to the Buyer or facilitate the acquisition thereof from a Third Party; provided, that any cost or increased cost of obtaining such assets or rights from a Third Party (x) arising on or prior to the Initial Closing Date shall be for the Sellers' account and (y) arising after the Initial Closing Date shall be for the Buyer's account, in each case it being understood that such increased cost may be considered in determining whether there exists any Material Adverse Effect.

(e) To the extent that the rights of any Seller under any warranty or guaranty described in Section 2.1(c) (except for warranties in Material Contracts and Leases) may not be assigned without the consent of another Person, which consent has not been obtained by the Initial Closing Date, this Agreement shall not constitute an agreement to assign the same, if an attempted assignment would constitute a breach thereof or be unlawful. The Sellers and the Buyer agree that if any consent to an assignment of any such warranty or guaranty would be ineffective or would impair the Buyer's rights and obligations under the warranty or guaranty in question, so that the Buyer would not in effect acquire the benefit of all such rights and obligations, the Lead Participants, to the extent permitted by Law and such warranty and guaranty, shall appoint the Buyer to be the Sellers' agent for the purpose of enforcing such warranty or guaranty so as to the maximum extent possible provide the Buyer with the benefits and obligations of such warranty or guaranty. Notwithstanding the foregoing, the Lead Participants shall not be obligated to bring or file suit against any Third Party; provided that if the Lead Participants shall determine not to bring or file suit after being requested by the Buyer to do so, the Lead Participants shall, to the maximum extent permitted by Law and any applicable agreement or contract, enter into such reasonable agreements with the Buyer so that the Buyer may bring or file such suit with respect to the rights of such Seller.

5.7. Employee Matters.

(a) [RESERVED]

(b) The Buyer agrees to offer employment, commencing as of 12:00 a.m. on the Initial Closing Date, for a period of at least twelve (12) months (the "Minimum Employment Period") from such date, to all employees of the Lead Participants or their Affiliates who were employed in the operation of the Acquired Assets at any time during the three-month period prior to the Initial Closing Date, as set forth in Schedule 5.7(b)(i) (the "Plant Employees"), at levels of wages and overall compensation not lower than the lowest level of wages and overall compensation of each such Plant Employee in effect during the six-month period prior to the Effective Date. The Plant Employees who accept such offer of employment are hereinafter referred to as the "Acquired Assets Employees." The Buyer shall provide to any Acquired Assets Employee who is terminated without cause as a result of work force reduction or reorganization during the five (5) year period immediately following the Initial Closing Date out-placement assistance and tuition reimbursement consistent with that described in Schedule 5.7(b)(ii).

(c) The Buyer shall establish and maintain for the Acquired Assets
Employees for the Minimum Employment Period a tax qualified pension plan for the Acquired Assets Employees (the "Buyer's Plan"), which Buyer's Plan shall provide for the following:

(i) The Buyer shall provide a level of pension benefits not lower than such level of pension benefits calculated using the pension benefit formula applicable to each relevant Acquired Assets Employee under the NUSCO Retirement Plan (the "Plan") as of the Effective Date. The Buyer's obligation under the Buyer's Plan will be calculated as the difference between (A) the total pension benefit of such Acquired Assets Employee as calculated as of such Acquired Assets Employee's retirement date using (1) the pension benefit formula under the Plan applicable to such Acquired Assets Employee as of the Effective Date, (2) the "final average earnings" (as defined in the Plan) as of such Acquired Assets Employee's retirement date, taking into account compensation credited under the Plan through the Initial Closing Date and earned from the Lead Participants or any of their Affiliates and the Buyer, (3) such Acquired Assets Employee's total years of service under the Plan as of the Initial Closing Date plus years of service with the Buyer as of such Acquired Asset Employee's retirement date, and (4) "covered compensation" (as defined in the Plan) as of such Acquired Assets Employee's retirement date, and (B) the pension benefit payable to such Acquired Assets Employee by the Lead Participants or any of their Affiliates at retirement determined as follows: the pension benefit payable to each Acquired Assets Employee at age 65 by the Lead Participants or any of their Affiliates shall be calculated by the Lead Participants as of the Initial Closing Date, based upon (1) the pension benefit formula under the Plan applicable to such Acquired Assets Employee as of the Initial Closing Date, (2) years of credited service of such Acquired Assets Employee under the Plan as of the Initial Closing Date, (3) the "final average earnings" (as defined in the Plan) of such Acquired Asset Employee as of the Initial Closing Date, and (4) the "covered compensation" (as defined in the Plan) as of the Initial Closing Date.

(ii) The Lead Participants shall provide each Acquired Assets
Employee with a vested and non-forfeitable right to a benefit equal to his/her accrued benefit under the Plan determined as of the Initial Closing Date as described in Section 5.7(c)(i) above.

(iii) Effective on the Initial Closing Date, the Buyer shall permit all Acquired Asset Employees whose age is 55 and older as of the Initial Closing Date to retire on or after the Initial Closing Date and within twelve (12) months of the Initial Closing Date with full pension benefits if the sum of such Acquired Assets Employee's age and years of credited service (credited under the Plan as of the Initial Closing Date plus years of service with the Buyer) equals 85 at such Acquired Assets Employee's termination date (the "Rule of 85").

(iv) If the Buyer terminates the employment of any Eligible
Acquired Assets Employee within twelve (12) months of the Initial
Closing Date, the Buyer shall provide the benefits described in Schedule 5.7(c)(iv) to such Eligible Acquired Assets Employee.

(d) The Buyer shall establish and maintain for the Acquired Assets
Employees for the Minimum Employment Period plans and programs which shall be generally comparable to the plans and programs provided to such Acquired Assets Employees by Lead Participants or any of their Affiliates as of the Effective Date as listed on Schedule 5.7(d). Further, the Buyer shall provide benefits as described in Schedule 5.7(d) under the "Severance Pay Plan" to any Acquired Assets Employee who is terminated without cause as a result of work force reduction or reorganization during the five (5) year period immediately following the Initial Closing Date.

(e) The Buyer shall apply the period of each Acquired Assets
Employee's prior service with the Lead Participant or any of their Affiliates or any other service credited under the Lead Participants' applicable employee benefit plan toward any eligibility, vesting or other waiting period requirements under the Buyer's Employee Benefit Plans (including the Buyer's
Plan). The Buyer shall waive, with respect to the Acquired Assets Employees and their spouses and dependents, if applicable, all limitations with respect to preexisting conditions, exclusions and waiting periods with respect to participation and coverage requirements under the Buyer's Employee Benefit Plans. The Buyer shall vest each Acquired Assets Employee to the extent such Acquired Assets Employee is vested under the Plans as of the Initial Closing Date.

(f) Within a reasonable time prior to the Closing Date, the Lead Participants shall provide the Buyer with such pertinent data or information as the Buyer shall reasonably require to determine each Acquired Assets Employee's service, compensation and accrued benefits under the Plan before the Initial Closing Date. To the extent the consent of an Acquired Assets Employee is required in order for the Lead Participants to deliver any such pertinent data or information or such other Acquired Assets Employee Records to the Buyer, the Lead Participants, for themselves and on behalf of the other Sellers, agree to use Commercially Reasonable Efforts to secure such consent.

(g) The Sellers shall provide and remain liable for any and all continuation of coverage under the Employee Benefit Plans of such Sellers as required under Section 601 through 608 of ERISA and Section 4980B of the Code with respect to any person as to whom a "qualifying event" as defined in
Section 4980B of the Code occurred on or prior to the Initial Closing Date.

(h) On or before the Initial Closing Date, the Lead Participants or NNECO shall cause to be terminated the employment of the Acquired Assets Employees and shall be solely responsible for the payment of all wages and compensation thereupon legally owing to or with respect to the Acquired Assets Employees including, without limitation, accrued and payable vacation pay, bonuses, severance pay, overtime, and all benefits under any Employee Benefit Plan that became payable on account of such termination of employment or any other amounts to which the Acquired Assets Employees may be entitled for services rendered prior to their termination or by virtue of their termination. The Lead Participants shall retain any and all Liability under the Employee Benefit Plans of the Sellers for retirees as of the Initial Closing Date.

(i) The Lead Participants shall timely perform and discharge all requirements under the WARN Act and under applicable state and local Laws for the notification of employees arising from the sale of the Acquired Assets to the Buyer up to and including the Initial Closing Date, including those Plant Employees who will become Acquired Assets Employees effective as of the Initial Closing Date. After the Initial Closing Date, the Buyer shall be responsible for performing and discharging all requirements under the WARN Act and under all applicable Laws and regulations for the notification of its employees, whether Acquired Assets Employees or otherwise. All severance and other costs associated with workforce restructuring activities associated with the Acquired Assets and/or the Acquired Assets Employees subsequent to the Initial Closing Date shall be borne solely by the Buyer.

5.8. Cooperation after Initial Closing Date.

(a) Records and Support. After the Initial Closing Date, the Lead Participants, for themselves and on behalf of the other Sellers, shall have reasonable access to and rights to copy all of the records, books and documents related to the Acquired Assets to the extent that such access may reasonably be required by the Sellers in connection with matters relating to or affected by the ownership or operation of the Facilities by the Sellers on or prior to the Initial Closing Date. Such access shall be afforded by the Buyer upon receipt of reasonable advance notice and during normal business hours. The Sellers shall be solely responsible for any costs or expenses incurred by them pursuant to this Section 5.8(a). If the Buyer desires to dispose of any records, books or documents that may relate to operation of the Facilities on or prior to the Initial Closing Date, the Buyer shall, prior to such disposition, give the Lead Participants a period of ninety (90) days, at the Lead Participants' expense, to segregate and remove such records, books or documents as the Lead Participants may select; provided, that the Buyer shall not have any obligation to the Sellers to maintain any such records, books or documents relating to the operation of the Facilities on or prior to the Initial Closing Date beyond five (5) years following the Initial Closing Date.

(b) Employees. After the Initial Closing Date, the Parties shall have reasonable access to the employees of the other Parties, for purposes of consultation or otherwise, to the extent that such access may reasonably be required, in the case of the Buyer, in connection with matters relating to or affected by the operations of the Lead Participants on or prior to the Initial Closing Date or in the case of the Sellers, operations of the Buyer during the period following the Initial Closing Date and prior to the date of the last Closing. The Buyer shall cooperate with the Lead Participants after the Initial Closing Date to provide employee-related information as may be reasonably required by the Sellers for rate making purposes and to the extent allowable under Law.

(c) Investigations and Litigation. The Parties agree to cooperate in connection with any audit, investigation, hearing or inquiry by any Governmental Authority, litigation or regulatory or other proceeding which may arise following the Initial Closing Date and which relates to the ownership and operation of the Facilities by the Sellers or NNECO on or prior to the Initial Closing Date or ownership and operation of the Facilities by the Buyer after the Initial Closing Date, including litigation or regulatory or other proceedings relating or pertaining to the DOE's defaults under the DOE Standard Contracts. Such cooperation among the Parties shall include, but not be limited to, giving reasonable access to each other's employees for purpose of consultation or otherwise to the extent it may be reasonably required. Notwithstanding any other provision of this Agreement to the contrary, each Party shall bear its own expenses, including fees of attorneys or other representatives, in connection with any such matter described in this Section 5.8(c) in which the Sellers and the Buyer or their respective Affiliates are subjects or parties or in which they have a material interest.

(d) Pollution Control Revenue Bonds.

(i) The Buyer acknowledges that:

(A) The facilities listed in Schedule 5.8(d) hereto (the "Pollution
Control Facilities") have been financed, and refinanced, in whole or in part, with proceeds of the issuance and sale of the Pollution Control Bonds;

(B) UI, CL&P and WMECO are each the economic obligor and conduit borrower in respect of certain of the Pollution Control Bonds, as specified in Schedule 2.4(r);

(C) The interest paid or accrued on the Pollution Control Bonds, with certain exceptions, is not included in the gross income of the holders of the Pollution Control Bonds (the "PC Bondholders") for purposes of federal income taxation;

(D) Pursuant to the Internal Revenue Code of 1954, as amended, and the Code, the basis for the federal income tax exclusion for interest payable to the PC Bondholders is the use of the Pollution Control Facilities for certain qualified purposes which include (I) the abatement or control of air or atmospheric pollution or contamination, (II) the abatement or control of water pollution or contamination, (III) sewage disposal and/or (IV) the disposal of solid waste;

(E) The use of all or part of the Pollution Control Facilities for a purpose other than the qualifying purpose or purposes described in subclause

(D) above for which the Pollution Control Bonds that financed or refinanced them were issued may cause (I) the interest payable on all or part of the Pollution Control Bonds to be includable in the federal gross income of the PC Bondholders possibly with retroactive effect, unless remedial action is taken to promptly redeem or defease the Pollution Control Bonds or a portion thereof, and/or (II) the deductibility of the interest payable by UI, CL&P or WMECO on all or part of the Pollution Control Bonds to be disallowed by
Section 150(b) of the Code; and

(F) Any breach by the Buyer of its obligations under this Section
5.8(d) could result in the incurrence by UI, CL&P or WMECO of additional costs and expenses, including, but not limited to, an increase in the rate of interest required to be paid to the PC Bondholders, liability to some or all of the PC Bondholders for their failure to include interest payable on the Pollution Control Bonds in their respective federal gross income in the event of a final determination of taxability by the IRS, loss of the interest deduction to UI, CL&P or WMECO under Section 150(b) of the Code and transaction costs relating to any refinancing, redemption and/or defeasance of all or part of the Pollution Control Bonds.

(ii) In order to avoid any or all of the consequences described in clauses (E) and (F) above, the Buyer agrees that it will not use, or permit the use of, all or part of the Pollution Control Facilities for any purpose except (x) the current use of such Pollution Control Facilities or (y) as contemplated by the tax compliance documents or non-arbitrage certificates for the Pollution Control Bonds that financed or refinanced such Pollution Control Facilities (copies of which with respect to all of the Pollution Control Facilities, have been provided to the Buyer by UI, CL&P and WMECO), unless the Buyer shall have obtained at its own expense an opinion addressed to UI, CL&P and WMECO of nationally recognized bond counsel reasonably acceptable to UI, CL&P and WMECO ("Bond Counsel") that such proposed change in use of the Pollution Control Facilities or part thereof will not impair (x) the exclusion from gross income of the interest on any Pollution Control Bonds for federal income tax purposes or (y) the deductibility of the interest payable on any Pollution Control Bonds by UI, CL&P or WMECO under Section 150(b) of the Code.

(iii) Notwithstanding any other provision in this Section
5.8(d), it is expressly understood and agreed that the provisions of this Section 5.8(d) shall not prohibit the Buyer from ceasing to operate, maintain or repair any element or item of the Pollution Control Facilities, suspending the operation of the Pollution Control Facilities on a temporary basis, or terminating the operation of the Pollution Control Facilities on a permanent basis and shutting down, retiring and/or decommissioning the Pollution Control Facilities; provided, however, that the Pollution Control Facilities, in whole or in part, shall not be dismantled or sold as scrap unless the Buyer has obtained at its own expense an opinion of Bond Counsel addressed to CL&P and WMECO that this action will not impair either (x) the exclusion from gross income of the interest on any Pollution Control Bonds for federal income tax purposes or (y) the deductibility of the interest payable with respect to any Pollution Control Bonds by UI, CL&P or WMECO under
Section 150(b) of the Code. To the extent possible, the Buyer shall provide to UI, CL&P and WMECO the written notice at least thirty (30) days in advance of any permanent shut-down, retirement, abandonment or decommissioning of Millstone Unit 2 or 3 or the Pollution Control Facilities in whole or in part and shall in good faith by written notice to UI, CL&P and WMECO describe the affected property so that UI, CL&P and WMECO can determine which issue or issues of Pollution Control Bonds financed or refinanced such affected property.

(iv) It is expressly understood and agreed that this Section
5.8(d) shall not prohibit the use by the Buyer of tax-exempt bonds to finance or refinance any improvements to the Pollution Control
Facilities made after the Initial Closing Date or any assets other than the Pollution Control Facilities.

(v) The Buyer shall indemnify UI, CL&P and WMECO for any additional costs and expenses incurred by UI, CL&P and WMECO, respectively, solely as a result of any breach by the Buyer of its covenants in Sections 5.8(d)(ii) or failure to provide the notice in
Section 5.8(d)(iii).

(vi) UI, CL&P or WMECO shall notify the Buyer in writing of the maturity or redemption of any issue of the Pollution Control Bonds.

(vii) If UI, CL&P or WMECO shall have notified the Buyer that it has refinanced any of the Pollution Control Bonds with new bonds, the provisions of this Section 5.8(d), if applicable, shall apply with respect to such new bonds as though they were Pollution Control Bonds; provided that the provisions of this Section 5.8(d)(vii) shall not operate to require that (x) the Buyer provide any additional certificates or covenants in connection with such refinancing, (y) the Buyer extend its compliance with the provisions of Section 5.8(d) with respect to any Pollution Control Facilities beyond the maturity date of the related issue of Pollution Control Bonds and (z) the use of any Pollution Control Facilities be subject to any requirements of the Internal Revenue Code of 1954, as amended, or the Code that are more restrictive than those in effect and applicable to the related issue of Pollution Control Bonds as of the issue date of such issue.

(viii) The Buyer and any transferee which becomes subject to this Section 5.8(d) by reason of clause (ix) will not sell or otherwise transfer all or part of the Pollution Control Facilities unless the transferee covenants in writing for the benefit of UI, CL&P and WMECO to comply with and to satisfy the conditions of this Section 5.8(d) with respect to its ownership and use of such Pollution Control Facilities.

(ix) The covenants of this Section 5.8(d) shall survive
Closing and shall continue in effect and bind the Buyer and any subsequent transferee of all or part of the Pollution Control Facilities so long as any of the Pollution Control Bonds remain outstanding.

5.9. NEPOOL. At the Initial Closing Date, the Buyer shall be a member in good standing in NEPOOL. Except as otherwise provided in any Related Agreement, the Sellers shall not interfere with the Buyer's efforts to expand or modify generation capacity at the Sites.

5.10. Funding of the Decommissioning Trusts.

(a) Buyer's Decommissioning Fund. To the extent permitted by Law, the Buyer shall have established as of the Initial Closing Date a qualified decommissioning fund (the "Buyer's Qualified Decommissioning Fund") and a nonqualified decommissioning fund (the "Buyer's Nonqualified Decommissioning Fund," Buyer's Nonqualified Decommissioning Fund, together with Buyer's Qualified Decommissioning Fund, being collectively referred to as the "Buyer's Decommissioning Fund") for each of the Facilities into which, as set forth below, the assets of the Sellers' Qualified Decommissioning Fund and Nonqualified Decommissioning Fund, as applicable, shall be transferred.

(b) The Decommissioning Trust Closing Amount. On the Initial
Closing Date and each Subsequent Closing Date, the Lead Participants, for themselves and on behalf of each Seller participating in such Closing, shall transfer to the Buyer's Qualified Decommissioning Fund and Buyer's Nonqualified Decommissioning Fund, in accordance with this Section 5.10 and
Section 6.3, the assets of the Sellers participating in such Closing as set forth in Schedule 5.10(b) comprising each Seller's Qualified Decommissioning Fund and such Seller's Nonqualified Decommissioning Fund, as applicable, the aggregate of which for all such Closings shall be equal to $765,346,033, on a Net Cash Value basis (which is comprised of $268,288,160, $252,944,583 and $244,113,290 for Millstone Units 1, 2 and 3, respectively) (the "Decommissioning Trust Closing Amount").

(c) Qualified Deposits, Top Off Amount, etc. (i) On or prior to the Initial Closing Date and each Subsequent Closing Date, the Lead Participants, for themselves and on behalf of each Seller which has a Qualified Decommissioning Fund and is participating in such Closing shall make, from time to time, such additional cash contributions to the relevant Seller's Qualified Decommissioning Fund(s) as are eligible or required to be contributed to the Qualified Decommissioning Fund(s) under Code Section 468A and applicable Treasury Regulations as in effect as of the relevant Closing Date, but in no event less than deposits necessary to obtain the appropriate Qualified Decommissioning Funding Amount(s) set forth in Schedule 5.10(b) on the Initial Closing Date (the "Qualified Deposits").

(ii) On or prior to the Initial Closing Date and each Subsequent
Closing Date, the Lead Participants, for themselves and on behalf of each Seller participating in such Closing, shall make additional cash contributions from time to time to the Sellers' Nonqualified Decommissioning Fund(s) necessary to obtain the appropriate Nonqualified Decommissioning Funding Amount(s) set forth in Schedule 5.10(b) on the Initial Closing Date (the "Top Off Amount").

(iii) In the event that compliance with Code Section 468A and applicable Treasury Regulations or other reasons prevent the Lead
Participants or a Seller, as applicable, from making Qualified Deposits in accordance with Section 5.10(c)(i) above, the Top Off Amount shall be adjusted to compensate the Buyer for the shortfall in the Qualified Deposits and the tax consequences of the shortfall in the Qualified Deposits. Specifically, the Top Off Amount will be increased by 1.4 times the amount of the shortfall in the Qualified Deposits.

(d) Adjustment of Decommissioning Trust Closing Amount. (i) In the event that any Closing Date occurs after April 1, 2001, the Net Cash Value of each applicable Qualified Decommissioning Funding Amount and Nonqualified Decommissioning Funding Amount shall escalate from April 1, 2001 at an after-tax rate of 0.5% per month until the Closing Date. If there is a partial month, the interest rate applied to such month shall be equal to (A) the quotient of the number of days elapsed in such month prior to Closing divided by the total number of days in such month, multiplied by (B) 0.5%. For the purposes of this Section, the after-tax rate of 0.5% shall mean, in the case of the Qualified Decommissioning Funding Amount, a pre-tax rate of 0.5% multiplied by 1.2 and in the case of the Nonqualified Decommissioning Funding Amount, a pre-tax rate of 0.5% multiplied by 1.37. The Decommissioning Trust Closing Amount shall increase by the sum of the increases to the Qualified Decommissioning Funding Amount(s) and the Nonqualified Decommissioning Funding Amount(s).

(ii) The Parties agree and acknowledge that the Decommissioning
Trust Closing Amount set forth in Section 5.10(b) may be less than the NRC decommissioning funding assurance requirements for Millstone. To the extent that the Decommissioning Trust Closing Amount is less than the amount required by the NRC, the Parties agree to use Commercially Reasonable Efforts to obtain NRC approval to allow Dominion Resources, Inc. to meet such funding deficit by providing a guarantee of up to $61,000,000 to the NRC at the time of the Initial Closing (the "DTC Guarantee"). If the NRC approves the request for the provision of a DTC Guarantee, Dominion Resources, Inc. will provide such guarantee for amounts up to $61,000,000 and the Sellers will provide funds for deficit amounts in excess of the DTC Guarantee. If the NRC does not approve the request for provision of a DTC Guarantee, the Buyer will fund twenty (20) percent of the deficit amounts needed to meet the NRC's decommissioning funding assurance requirements for Millstone which shall not exceed $12,000,000 in any event and the Lead Participants will fund the difference between the additional amounts required by NRC and the amounts funded hereunder by the Buyer.

(iii) The Parties agree and acknowledge that the Decommissioning Trust Closing Amount agreed to among the Parties is based on the assumption that the "Cold and Dark" status of Millstone Unit 1 will be achieved by the Lead Participants prior to the Initial Closing Date. If the Cold and Dark status of Millstone Unit 1 has not been achieved by the Initial Closing Date, the Lead Participants shall promptly, upon the achievement of the Cold and Dark status of Millstone Unit 1, reimburse the Buyer for any additional costs incurred by the Buyer to achieve such Cold and Dark status, including, without limitation, any additional costs incurred by the Buyer under the Entergy Contract; provided, however, that the Buyer shall achieve the Cold and Dark status of Millstone Unit 1 consistent with the past practices of the Lead Participants or their Affiliates at Millstone and Good Utility Practices. In the event such reimbursement arrangement is found to be impracticable prior to the Initial Closing Date, then the Net Cash Value of the Decommissioning Trust Closing Amount attributable to Millstone Unit 1 shall be increased by an amount equal to the amount that the Buyer reasonably believes to be necessary to achieve the Cold and Dark status of Millstone Unit 1 (the "Cold and Dark Adjustment"), which amount shall be paid by the Lead Participants. The amount of the Cold and Dark Adjustment, if any, shall be set forth in a notice delivered to the Lead Participants in accordance with Section 11.8 no later than seven (7) days prior to the Initial Closing Date.

(iv) Nothing contained in this Section 5.10 shall be deemed to prohibit the Sellers and the Lead Participants from entering into agreements among themselves with respect to such Parties' obligations under this Section 5.10.

(e) Amendment. Prior to the last Closing to occur for a Facility, the Decommissioning Trust Agreements shall not be amended by any Seller to provide for the consolidation of its Qualified Decommissioning Funds and Nonqualified Decommissioning Funds, and shall not be amended in any other manner if and to the extent such amendment would constitute a Disqualification Event. Except as otherwise required by the IRS, the NRC or any other Governmental Authority having jurisdiction, following the last Closing to occur for a Facility and prior to the date which is six months from the last Subsequent Closing Date to occur for the Facility, the Decommissioning Trust Agreements shall not be amended by the Buyer to provide for the consolidation of its Qualified Decommissioning Funds and Nonqualified Decommissioning Funds, and shall not be amended in any other manner if and to the extent such amendment would constitute a Disqualification Event, as defined herein. The execution and delivery of the Supplemental Indenture by the Buyer and the Sellers shall not be deemed an amendment prohibited by this
Section 5.10(e).

(f) Assets of the Nonqualified Decommissioning Fund. Except as otherwise directed by the Buyer, the Lead Participants, for themselves and on behalf of each Seller shall direct the Trustee(s) of the Nonqualified Decommissioning Fund(s) to ensure, to the extent consistent with the applicable fiduciary duty owed by the Trustee(s), that such Nonqualified Decommissioning Fund(s) do not include cash or general deposit accounts or other "Class I Assets" as defined under Treas. Reg. 1.338-6T(b)(1) on the Initial Closing Date, and on each Subsequent Closing Date thereafter. Further, if requested by the Buyer, the Lead Participants, for themselves and on behalf of each Seller shall direct the Trustee(s) of the Nonqualified Decommissioning Fund(s), to the extent consistent with the applicable fiduciary duty owed by the Trustee(s), to invest the assets of the Nonqualified Decommissioning Funds in a manner reflecting the desired investment structure of the Buyer within five (5) Business Days prior to the respective Closing Date as described in a prior written notice from the Buyer to the Lead Participants; provided that the Buyer shall indemnify and hold harmless the Lead Participants for any loss resulting from such investment instructions or other direction provided by the Buyer under this Section 5.10(f).

5.11. Risk of Loss.  Except as otherwise provided in this Section
5.11, during the Interim Period all risk of loss or damage to the property included in the Acquired Assets shall be borne by the Sellers. If during the Interim Period the Acquired Assets are damaged by fire or other casualty (each such event, an "Event of Loss"), or are taken by a Governmental Authority by exercise of the power of eminent domain (each, a "Taking"), the following provisions shall apply:

(a) the occurrence of (i) any one or more Events of Loss, as a result of which the aggregate costs to restore, repair or replace, less any insurance proceeds received or payable to the Sellers in connection with such Event or Events of Loss (provided that any insurance proceeds received or payable in connection with the Event or Events of Loss are either used to restore, repair or replace such Event or Events of Loss or are made available to the Buyer) are reasonably estimated to be equal to or less than $10,000,000, and/or (ii) any one or more Takings, as a result of which the aggregate condemnation proceeds equal an amount reasonably estimated to be equal to or less than $10,000,000, shall have no effect on the transactions contemplated hereby; provided that any condemnation proceeds received or payable in connection with the Taking or Takings are made available to the Buyer;

(b) upon the occurrence of (i) any one or more Events of Loss, as a result of which the aggregate costs to restore, repair or replace, less any insurance proceeds received or payable to the Sellers in connection with such Event or Events of Loss (provided that any insurance proceeds received or payable in connection with the Event or Events of Loss are either used to restore, repair or replace such Event or Events of Loss or are made available to the Buyer) are reasonably estimated to be greater than $10,000,000, and/or
(ii) any one or more Takings, as a result of which the aggregate condemnation proceeds are reasonably estimated to be greater than $10,000,000 (a "Major Loss"), the Lead Participants, for themselves and on behalf of the other Sellers, shall have, in the case of a Major Loss relating to one or more Events of Loss, the option, exercised by notice to the Buyer, to restore, repair or replace the affected Acquired Assets. If Lead Participants elect to restore, repair or replace the Acquired Assets relating to a Major Loss, which election shall be made by notice to the Buyer prior to the Initial Closing Date and as soon as practicable following the occurrence of the Major Loss, the Buyer will have the option of (x) making the completion of the repair, replacement or restoration of the affected Acquired Assets a condition to the Initial Closing and the Initial Closing Date shall be postponed at its election for the amount of time reasonably necessary for the Lead Participants to complete the restoration, repair or replacement of such affected Acquired Assets, such time period to be agreed upon by the Buyer and the Lead Participants or (y) allowing the Initial Closing to occur prior to the completion of the repair, replacement or restoration of such affected Acquired Assets; provided that the Lead Participant shall have agreed to complete such repair, replacement or restoration which covenant shall survive the Closings. If the Lead Participants elect not to restore, repair or replace the Acquired Assets affected by a Major Loss, or such Major Loss is the result of one or more Takings, the provisions of Section 5.11(c) will apply;

(c) in the event that the Lead Participants elect not to restore, repair or replace a Major Loss, or in the event that the Lead Participants, having elected to repair, replace or restore the Major Loss, fail to complete such repair, replacement or restoration within the period of time as agreed upon by the Parties pursuant to the penultimate sentence of Section 5.11(b), or in the event that a Major Loss is the result of one or more Takings, then the Parties shall, within thirty (30) days following the Lead Participants' election not to restore, repair or replace, failure to complete, or the occurrence of such Takings, as the case may be, negotiate in good faith an equitable adjustment in the Facilities Purchase Price, pursuant to Section 2.6(a)(iii) to reflect the impact of the Major Loss, as mitigated by any repair, replacement or restoration work actually completed by the Lead Participants, on the Acquired Assets being sold to Buyer, and proceed to the Initial Closing. To assist the Buyer in its evaluation of any and all Events of Loss, the Lead Participants shall provide the Buyer such access to the Acquired Assets and such information as the Buyer may reasonably request in connection therewith; and

(d) in the event that the Parties fail to reach agreement on an equitable adjustment of the Facilities Purchase Price, within the thirty (30) days provided in Section 5.11(c), then the Buyer shall have the right to elect, exercisable by notice to the Lead Participants within fifteen (15) days immediately following the expiration of the thirty (30) day period, to
(i) proceed with the consummation of the transaction at the Initial Closing, with a reduction in the Facilities Purchase Price, consistent with the Lead Participants' last offer of equitable adjustment thereto as contemplated by the penultimate sentence of Section 5.11(c) communicated to the Buyer, in which event the Sellers shall assign over or deliver to the Buyer at the Initial Closing all condemnation proceeds or insurance proceeds which the Sellers receive, or to which the Sellers become entitled by virtue of the Events of Loss or Taking with respect to the Acquired Assets, less any costs and expenses reasonably incurred by the Sellers in connection with such Events of Loss or Taking or in obtaining such condemnation proceeds or insurance proceeds, (ii) terminate this Agreement, in which event this Agreement shall terminate or (iii) submit the matter to dispute resolution pursuant to Section 12.1 to determine the adjustment, if any, in the Facilities Purchase Price, which determination shall be binding on all Parties. If the Buyer fails to make the election within the fifteen (15) day period described in the preceding sentence, the Buyer will, subject to
Section 5.11(d), be deemed to have made the election to proceed with the Initial Closing.

5.12. Connecticut Transfer Act. The Buyer acknowledges that the Sites on which the Facilities are located are subject to the Connecticut Transfer Act (C.G.S.
Section 22a-134 et seq.) (the "Transfer Act"), and that it is the Buyer's sole and exclusive responsibility (a) to determine the applicability of the Transfer Act and the appropriate form required to be filed with the Connecticut Department of Environmental Protection (the "DEP") pursuant to the Transfer Act for the Sites and the Facilities; (b) to prepare, execute as the certifying party, and file all required forms with the DEP; (c) to investigate, remediate and monitor the Sites as required by the Transfer Act; and (d) to pay any and all costs, fees, and expenses of, associated with, or relating to the compliance with the Transfer Act with respect to the Sites and the Facilities, including, but not limited to, all fees due the DEP, and all costs of investigation, remediation and monitoring of the Sites as required pursuant to the Transfer Act; provided, however, that the Lead Participants shall pay to and indemnify the Buyer for any costs of compliance with the Transfer Act as applied to industrial properties to the extent they relate to any Environmental Liability which is an Excluded Liability or in respect of or otherwise arising from the exercise of the Seller Reserved Easements, and the Sellers shall provide the Buyer with any information in its possession that would assist the Buyer in meeting its obligations hereunder. Nothing in this Section 5.12 shall be deemed to affect in any respect the representations and warranties of the Lead Participants as set forth in Section 3.2(i) or the indemnity obligations of the Lead Participants under Section 9.3(a).

5.13. Discharge of Environmental Liabilities.  With respect to
Environmental Liabilities which constitute Excluded Liabilities, after the Initial Closing Date, pursuant to Section 2.3(a), the Buyer will use Commercially Reasonable Efforts not to prejudice or impair the rights of any Seller under Environmental Laws or interfere with the ability of any Seller to contest in appropriate administrative, judicial or other proceedings its liability, if any, for Environmental Claims or Remediation (the "Seller Environmental Liabilities"). To the extent relevant to the Seller Environmental Liabilities, (i) the Buyer further agrees to provide to the Sellers draft copies of all plans and studies prepared in connection with any Site investigation or Remediation prior to their submission to the Governmental Authority with jurisdiction under Environmental Laws, (ii) the Lead Participants shall have the right, without the obligation, to attend all meetings between the Buyer, its agents or representatives, and such Governmental Authorities and (iii) the Buyer shall promptly provide to the Lead Participants copies of all written information, plans, documents and material correspondence submitted to or received from such Governmental Authorities relating to the Buyer's discharge of any Environmental Liabilities assumed pursuant to this Agreement.

5.14. Nuclear Insurance. The Buyer shall obtain and maintain policies of liability and property insurance with respect to the ownership, operation, and maintenance of the Facilities which shall afford protection against the insurable hazards and risks which meets the requirements of 10 C.F.R. 50.54(w) and is consistent with Good Utility Practices. Such coverage shall include nuclear liability insurance from ANI, NEIL or any other provider (or a combination of providers) in such form and in such amount as will meet the financial protection requirements of the Atomic Energy Act, and an agreement of indemnification as contemplated by Section 170 of the Atomic Energy Act. In the event that the nuclear liability protection system contemplated by Section 170 of the Atomic Energy Act is repealed or changed, the Buyer shall obtain and maintain, to the extent commercially available on reasonable terms, alternate protection against nuclear liability. In addition, the Buyer shall provide to the NRC assurance of its ability to pay the retrospective premiums for the Facilities as prescribed and to the extent required by Section 170 of the Atomic Energy Act and 10 C.F.R. Section 140.21.

5.15. Nonwaiver of Third Party Environmental Liabilities. In the event that the Buyer, either before or after the Initial Closing Date, shall determine that the cause that gives rise to the Environmental Liabilities assumed pursuant to Section 2.3(a) occurred, in whole or in part, prior to the Initial Closing Date, the Lead Participants agree to cooperate and provide the Buyer with any information in their possession that will assist the Buyer in locating any Third Party who may be responsible or share responsibility for any Environmental Liability, and the Lead Participants shall not waive or excuse the liability of any such Third Party to the extent any such Environmental Liabilities would have a Material Adverse Effect.

5.16. Control of Litigation. The Parties agree and acknowledge that the Lead Participants shall be entitled exclusively to control, defend and settle any litigation, administrative or regulatory proceeding, and any investigative or Remediation activities (including without limitation any environmental mitigation) arising out of or related to any Excluded Liabilities, so long as such defense, settlement or other activities do not unreasonably interfere with the Buyer's operation of the Facilities or materially impair the value of the Facilities, and the Buyer agrees to use Commercially Reasonable Efforts to cooperate with the Lead Participants in connection therewith. Subject to Section 9.6, the Parties agree and acknowledge that the Buyer shall be entitled exclusively to control, defend and settle any litigation, administrative or regulatory proceeding, and any investigative or remediation activities arising out of or related to any Acquired Assets or Assumed Liabilities, so long as such defense, settlement or other activities do not unreasonably interfere with the Sellers' respective businesses, and the Lead Participants agree to use Commercially Reasonable Efforts to cooperate with the Buyer in connection therewith.

5.17. Availability of Funds.  On or before the Effective Date, the
Buyer shall have delivered to the Sellers (a) evidence of sufficient funds available to it as of the Initial Closing Date or binding written commitments from responsible financial institutions to provide sufficient immediately available funds as of the Initial Closing Date to pay the Relevant Facilities Purchase Price, the Relevant Fuel Purchase Price and any Estimated Adjustment and (b) evidence of the availability of the Acceptable Credit Support in accordance with Section 2.5.

5.18. Cost of Disposal of Pre-1983 Spent Nuclear Fuel.

(a)(i) Each of the Lead Participants hereby appoints the Buyer as its agent and attorney-in-fact to represent it in all matters involving the Pre-1983 Spent Nuclear Fuel and to prosecute such claims or negotiate on their behalf a settlement of such claims by and against DOE; provided that no such settlement shall be entered into by the Buyer without the prior written consent of the Lead Participants (such consent not to be unreasonably withheld), and the Buyer shall inform the Lead Participants in writing of any material developments regarding any such matter involving the Pre-1983 Spent Nuclear Fuel; and provided further, that the Lead Participants shall indemnify and hold the Buyer harmless from any claims, costs or damages arising from the Buyer's acts as the Lead Participants' agent and attorney-in-fact under this paragraph.

(ii) The Lead Participants shall, within sixty days after the occurrence of an ACS Trigger Event, provide the Buyer a DOE Acceptable Credit Support.

(b) Prior to the Initial Closing Date, the Lead Participants have reserved certain amounts against future payment of Pre-1983 Spent Nuclear Fuel disposal charges in an amount equal to the "one-time fee" amount provided under Article VIII(A)(2) of the DOE Standard Contracts, together with accrued interest at the rate provided in Article VIII(B)(2)(b) thereof (the "DOE Contract Amount"). The Parties agree as follows with respect to such matters:

(i) At such time as the Buyer may be lawfully required to pay to DOE the fee for disposal of Pre-1983 Spent Nuclear Fuel under Article VIII of the DOE Standard Contracts (the "DOE Payment Date"), subject to any reduction as provided in Section 5.18(b)(ii), the Lead Participants shall, upon not less than thirty (30) days' prior notice from the Buyer, pay or cause to be paid to the Buyer in immediately available funds a sum equal to the amount of such payment (the "DOE Payment Amount") pursuant to wire transfer instructions to be furnished by the Buyer to the Lead Participants at least five (5) days prior to the DOE Payment Date. Upon payment of the DOE Payment Amount, the DOE Acceptable Credit Support shall be terminated and the Buyer shall return such DOE Acceptable Credit Support to the Lead Participants. In the event the Lead Participants fail to reimburse the Buyer in full of the DOE Payment Amount, the Buyer shall have the right to exercise its remedies under the DOE Acceptable Credit Support to the extent necessary to cover any deficiency in the reimbursement of the payment by Buyer of the DOE Payment Amount.

(ii) In the event any pending claims of the Lead Participants with respect to the DOE Standard Contracts for disposal of Pre-1983 Spent Nuclear Fuel are adjudicated, settled by the Buyer or otherwise liquidated pursuant to the terms hereof at any time prior to the DOE Payment Date, and as a result of such adjudication, settlement or liquidation, the DOE Payment Amount is reduced, or a credit is available against such amount, such credit shall be used by the Buyer to reduce the obligations of the Lead Participants under Section 5.18(b)(i), on a pro rata basis, by the amount of any such credit. In the event that upon such adjudication, settlement or liquidation of any such claims of the Lead Participants with respect to the DOE Standard Contracts, the Lead Participants shall be entitled to receive any cash payment from DOE, the Lead Participants shall retain such cash and no portion thereof shall be applied to reduce the DOE Payment Amount.

(iii) The Parties shall provide the DOE with notice of assignment of the DOE Standard Contracts to the Buyer pursuant to
Article XIV thereof and the appointment of the Buyer to act as the agent and attorney-in-fact of CL&P and WMECO in prosecuting or settling any claims against DOE

5.19. Department of Energy Decontamination and Decommissioning Fees.
Each Seller will continue to pay its Ownership Share of all DOE decontamination and decommissioning fund fees relating to Nuclear Fuel purchased and consumed at the Facilities on or prior to the Initial Closing Date or any Subsequent Closing Date, as the case may be, including but not limited to all annual special assessment invoices to be issued after the Initial Closing Date, by the DOE, as contemplated by its regulations at 10 C.F.R. Part 766 implementing Sections 1801, 1802, and 1803 of the Atomic Energy Act. After the Initial Closing and each Subsequent Closing, the Buyer will pay such DOE decontamination and decommissioning fund fees relating to Nuclear Fuel purchased or consumed at each Unit after the relevant Closing for the appropriate Relevant Percentage acquired by the Buyer.

5.20. Cooperation Relating to Insurance and Price-Anderson Act.
Until the Initial Closing, the Sellers will maintain in effect the same level of property damage and liability insurance for the Facilities as in effect on the Effective Date. The Lead Participants shall cooperate with the Buyer's efforts to obtain insurance, including insurance required under the Price Anderson Act or other Nuclear Laws with respect to the Acquired Assets. Subject to Section 9.4, the Sellers agree to use Commercially Reasonable Efforts to assist the Buyer in making any claims against pre-Closing insurance policies of the Sellers that may provide coverage related to Assumed Liabilities. The Buyer agrees to indemnify the Sellers for their reasonable out of pocket expenses incurred in providing such assistance and cooperation and not to take any action which shall adversely affect any residual rights of the Sellers in such insurance policies.

5.21. Acceptable Credit Support.

At the Initial Closing the Buyer shall deliver to CL&P, on behalf of the Remaining Sellers an Acceptable Guaranty and at all times thereafter until the earlier of (x) the termination date of the Agreement pursuant to
Section 10.1(c)(ii)(B) or Section 10.1(e)(ii) and (y) the payment in full of the Facilities Purchase Price and the Fuel Purchase Price, the Buyer shall maintain such Acceptable Guaranty in full force and effect. If at any time the guarantor under such Acceptable Guaranty shall cease to be an Acceptable Guarantor, then the Buyer shall, within ten (10) days after the earlier of the date on which (i) the Buyer shall have been given notice of such cessation by the Lead Participants and (ii) the Buyer shall have Knowledge of such cessation, deliver to the Lead Participants a replacement Acceptable Guaranty to be issued by an Acceptable Guarantor.

5.22. Private Letter Ruling Requests. The Parties agree to cooperate in good faith in the preparation and filing of any private letter ruling requests to be made by the Buyer and the Sellers in order to obtain the tax treatment desired by the Parties with respect to the transfer of the Decommissioning Funds pursuant to the terms of this Agreement (the "Private Letter Ruling Requests"). Without limiting the generality of the foregoing, the Buyer and the Sellers shall use Commercially Reasonable Efforts to obtain one or more private letter ruling(s) from the IRS determining that (i) the transfer of assets from the Sellers' Qualified Decommissioning Funds to the Buyer's Qualified Decommissioning Fund is a disposition that, pursuant to the IRS' authority under Treas. Reg. 1.468A-6(g)(1), satisfies the requirements of Treas. Reg. 1.468A-6(b), (ii) the Buyer will not recognize gain or otherwise take into account any income for U.S. federal income tax purposes by reason of the receipt of the assets of the Sellers' Nonqualified Decommissioning Funds, including any Top Off Amounts contributed thereto, and
(iii) each Seller shall be entitled to a current deduction equal to the total of any amounts realized by such Seller as a result of the Buyer's assumption of the decommissioning obligations with regard to the Acquired Assets (the "Requested Rulings"), and further the Buyer and the Sellers shall use Commercially Reasonable Efforts to obtain separate private letter ruling(s) from the IRS determining that each Seller's net operating loss attributable to the decommissioning obligations assumed by the Buyer will qualify for specified liability loss treatment under section 172 of the Code. Neither the Buyer nor the Sellers shall take any action that would cause the transfer of assets from the Sellers' Qualified Decommissioning Funds to the Buyer's Qualified Decommissioning Fund to fail to satisfy the requirements of Treas. Reg. 1.468A-6(b) (assuming solely for purposes of this sentence that the interest acquired by the Buyer constitutes a "qualified interest" in a "nuclear power plant" as defined in Treas. Reg. 1.468A-5(b)), or cause the Buyer and the Sellers to fail to obtain such a private letter ruling.

5.23. Credit Rating of Acceptable Guarantor. The Buyer shall, upon request therefor, during the term of the Acceptable Guaranty (i) deliver to the Lead Participants, reports from each of S&P and Moody's as to the credit rating and such other pertinent information with respect to the credit rating of the Acceptable Guarantor and (ii) promptly notify the Lead Participants of any downgrade in the credit rating of such Acceptable Guarantor.

5.24. NRC Commitments. The Buyer shall maintain, and operate the Facilities in accordance with the NRC Commitments and shall not modify or otherwise amend such NRC Commitments, except in accordance with applicable Law.

5.25. Exclusivity. Each of the Lead Participants and the Sellers will not take, nor will it permit any of its Affiliates (or authorize or permit any investment banker, financial advisor, attorney, accountant or other Person retained by or acting for or on behalf of the Lead Participants or the Sellers) to take, directly or indirectly, any action to initiate, assist, solicit, receive, negotiate, encourage or accept any offer or inquiry from any Person (i) to reach any agreement or understanding (whether or not such agreement or understanding is absolute, revocable, contingent or conditional) for, or otherwise attempt to consummate, the sale of the Acquired Assets and the Facilities to any Person other than the Buyer or its Affiliates, or (ii) to furnish or cause to be furnished any information with respect to the Acquired Assets, the Facilities and the Sites to any Person for the purpose of soliciting offers for the acquisition of the Acquired Assets or the Facilities. If the Lead Participants or any Seller (or any such Person acting for or on their behalf) receives from any Person (other than the Buyer or Buyer's Representatives) any offer, inquiry or informational request referred to above, the Lead Participants will promptly advise such Person, by written notice, of the terms of this Section 5.25 and will promptly, orally and in writing, advise the Buyer of such offer, inquiry or request and deliver a copy of such notice to the Buyer.

5.26. Outages.  During the Interim Period, the Lead Participants and
NNECO shall use Commercially Reasonable Efforts to complete, in all material respects in accordance with Good Utility Practices and in conformity with applicable Laws, the refueling outage for Millstone Unit 3 presently anticipated to commence in the first quarter of 2001 and all work required to be accomplished in regard to any outage (including without limitation, any other refueling outage) in order to return the Facilities to full licensed thermal power operation.

5.27 Nuclear Fuel.  On the Initial Closing Date and the Subsequent
Closing Date, if any, on which WMECO's Ownership Share in the Facilities is conveyed, the Lead Participants shall cause the Total Relevant Percentage of the Nuclear Fuel to be transferred from the Fuel Trust to the Buyer, free and clear of any Lien or encumbrances.

6. Conditions Precedent to Obligation to Close.

6.1. Conditions Precedent to Obligation of the Buyer to Close. The obligation of the Buyer to consummate the transactions to be performed by it in connection with the Initial Closing and each Subsequent Closing is subject to satisfaction of the following conditions with respect to such Initial Closing or Subsequent Closing, as the case may be:

(a) Representations and Warranties.

(i) The representations and warranties of each Seller set forth in Section 3.1 shall be true and correct in all material respects (except if such representation or warranty is subject to a "material adverse effect", Material Adverse Effect or other materiality threshold, in which case such representation or warranty shall be true and correct in all respects) as though made at and as of the relevant Closing Date on which such Seller transfers its Ownership Share (except with respect to any representation or warranty expressly made as of the Effective Date, which shall be deemed made as of the Effective Date and in the case of any Subsequent Closing Date, except with respect to any breach of any such representation or warranty to the extent that such breach arises from the acts or omissions of the Buyer or its Affiliates after the Initial Closing Date);

(ii) The representations and warranties of the Lead
Participants set forth in Section 3.2 shall be true and correct in all material respects (except if such representation is subject to a "material adverse effect", Material Adverse Effect or other materiality threshold, in which case such representation or warranty shall be true and correct in all respects) as though made at and as of the Initial Closing Date and each Subsequent Closing Date (except with respect to any representation or warranty expressly made as of the Effective Date, which shall be made as of the Effective Date and in the case of any Subsequent Closing Date, except with respect to any breach of any such representation or warranty to the extent that such breach arises from the acts or omissions of the Buyer or its Affiliates after the Initial Closing Date);

(b) Performance by the Sellers.  The Required Sellers or the
Remaining Sellers, as the case may be, shall have performed and complied in all material respects with all of their covenants, agreements and obligations hereunder through the relevant Closing Date;

(c) Buyer Regulatory Approval. Buyer shall have received the consents, waivers, approvals and authorizations referenced in Section 5.2(b) and the Buyer Regulatory Approvals specified in Schedule 6.1(c) in each case without terms and conditions that, either singly or in the aggregate, are reasonably likely to have a Material Adverse Effect or a material adverse effect on the Buyer or its Affiliates and such approvals shall be final and non-appealable;

(d) Seller Regulatory Approvals. The Required Sellers or the
Remaining Sellers shall have received the applicable Seller Regulatory Approvals specified in Schedule 6.2(c), in each case without terms and conditions that, either singly or in the aggregate, are reasonably likely to have a Material Adverse Effect or a material adverse effect on the Buyer or its Affiliates and such approvals shall be final and non-appealable;

(e) Absence of Litigation. No suit, action or other proceeding against any Party or its Affiliates or any of the Acquired Assets shall be pending before any Governmental Authority which seeks to restrain or prohibit any of the transactions contemplated by this Agreement or any Related Agreement or to obtain damages or other relief in connection with this Agreement or any Related Agreement or the actions contemplated hereby or thereby, except for matters, in the case of suits, actions or pleadings that seek damages that, in the aggregate, could not reasonably be expected to result in damages causing a Material Adverse Effect. There shall not be any injunction, judgment, order, decree, ruling, charge or laws in effect on the relevant Closing Date preventing consummation of any of the transactions contemplated by this Agreement or the Related Agreements, except as could not reasonably be expected to have a Material Adverse Effect;

(f) Anti-trust Matters. All applicable waiting periods (and any extensions thereof) under the Hart-Scott-Rodino Act shall have expired or otherwise been terminated or it shall have been determined to the Parties' mutual satisfaction that all transactions between the Parties are exempt from the Hart-Scott-Rodino Act;

(g) Deliveries. The Required Sellers or the Remaining Sellers, as the case may be, shall have complied in all material respects with the delivery requirements of Section 2.11;

(h) Title Commitments. The issuer of the Title Commitments shall have made available to the Buyer title insurance policies in an amount satisfactory to the Buyer insuring good and marketable fee simple title to the Total Relevant Percentage of Acquired Assets consisting of real estate and Improvements as of the relevant Closing Date substantially in the form of the Title Commitments, with such changes therefrom as shall not in the aggregate have a Material Adverse Effect and with the exceptions for parties in possession (other than those disclosed in Schedule 2.1(a)(ii), if any) and unfiled mechanics' and materialmen's liens (other than those that arise from any act of the Buyer or arise under Good Utility Practices and are not material to the operation or use of the Acquired Assets in the business of the Sellers as conducted through the relevant Closing Date) removed; provided, that the Buyer shall be under no obligation to pay any amounts to the issuer of such title insurance policies in order to cause an exception not contained in the Title Commitments to be removed from such title insurance policies if the amount of such payment would constitute a Material Adverse Effect; all easements necessary for Buyer's access to the Real Property and use and operation of the Improvements thereon as shown in
Schedule 2.1(a)(i) shall be in full force and effect and shall be insured as part of Buyer's title policy;


(i) Material Adverse Effect. Since the Effective Date, there shall not have occurred and be continuing a Material Adverse Effect, other than (i) to the extent such Material Adverse Effect is the direct and foreseeable consequence of facts or circumstances that were disclosed on
Schedule 3.2(a), 3.2(c)(ii), 3.2(g) or 3.2(i) and were not required to be corrected or remediated before the relevant Closing Date by this Agreement or
(ii) such Material Adverse Effect which is the direct and sole result of acts or omissions on the part of the Buyer after the Initial Closing Date;

(j) Related Agreements. The Related Agreements shall be in full force and effect on each Closing Date;

(k) [RESERVED];


(l) No Shutdown. Neither Unit 2 or 3 of the Facilities have been shut down or have had their outputs significantly reduced by virtue of the action, or as a result of actions, taken by the NRC or other Governmental Authority.

(m) Certain Consents. The Sellers shall have received third party consents to assignment of all Material Contracts, except those for which arrangements reasonably satisfactory to the Buyer have been made pursuant to
Section 5.2(b);

(n) Release of Lien of Mortgage Indenture.  The Lien of the
Mortgage Indenture and any other mortgages, deeds of trust and security interests on the Acquired Assets shall have been released and any documents necessary to evidence such release shall have been delivered to the Title Company;

(o) Decommissioning Funds.  The Net Cash Value of each of the
Decommissioning Funds shall be as set forth in Schedule 5.10(b);

(p) Requested Rulings.  The Buyer shall have received the
Requested Rulings;

(q) Right of First Refusal. To the extent a Lead Participant will not close on the Initial Closing Date, the Buyer shall have received an assignment of all of the Lead Participants' rights under the Sharing Agreement pursuant to the Lead Participants Rights Agreement or such other agreement in form and substance reasonably satisfactory to it, and such evidence as may be reasonably satisfactory to the Buyer of a waiver of rights of first refusal from any other owners of Unit 3;

(r) Outages.  Prior to the Initial Closing Date, the Lead
Participants and NNECO shall have completed, in all material respects in accordance with Good Utility Practices and in conformity with applicable Laws, the refueling outage for Millstone Unit 3 presently anticipated to commence during the first quarter of 2001 and all work required to be accomplished in regard to any outage (including, without limitation, any other refueling outage) in order to return the Facilities to full licensed thermal power operation; and

(s) Other Matters Affecting Acquired Assets. The Buyer shall have received such other documents, agreements or instruments, and the Required Sellers or the Remaining Sellers, as the case may be, shall have performed such acts, as the Buyer or its counsel may reasonably request in order to accomplish the acquisition of the Total Relevant Percentage of the Acquired Assets and the operation of the Facilities in a safe and reliable fashion. The Buyer may waive any condition specified in this Section 6.1 if it executes a writing so stating on or prior to the relevant Closing Date and such waiver shall not be considered a waiver of any other provision in this Agreement unless the writing so states.

6.2. Conditions Precedent to Obligation of the Sellers to Close. The obligation of each Required Seller or Remaining Sellers, as the case may be, to consummate the transactions to be performed by it in connection with the Initial Closing or Subsequent Closing, as the case may be, is subject to satisfaction of the following conditions:

(a) Representations and Warranties. The representations and warranties of the Buyer set forth in Section 4 shall be true and correct in all material respects (except if such representation or warranty is subject to a "material adverse effect," Material Adverse Effect or other materiality threshold, in which case such representation or warranty shall be true and correct in all respects) at and as of the Initial Closing Date or Subsequent Closing Date, as the case may be (except with respect to any representation or warranty expressly made as of the Effective Date, which shall be deemed made as of the Effective Date);

(b) Performance by the Buyer. The Buyer shall have performed and complied in all material respects with all of its covenants, agreements and obligations hereunder through the relevant Closing Date;

(c) Seller Regulatory Approvals. Each Required Seller or Remaining
Seller, as the case may be, shall have received the Seller Regulatory Approvals specified in Schedule 6.2(c), in each case without terms and conditions that either singly or in the aggregate are reasonably likely to have a Material Adverse Effect or a material adverse effect on such Seller or its Affiliates and such approvals shall be final and nonappealable;

(d) Buyer Regulatory Approval. The Buyer shall have received the consents, waivers, approvals and authorizations referenced in Section 5.2(b) and the Buyer Regulatory Approvals specified in Schedule 6.1(c) in each case without terms and conditions that, either singly or in the aggregate, are reasonably likely to have a material adverse effect on any Seller or its Affiliates and such approvals shall be final and nonappealable;

(e) Absence of Litigation. No suit, action or other proceeding against any Party or its Affiliates or any of the Acquired Assets shall be pending before any Governmental Authority which seeks to restrain or prohibit any of the transactions contemplated by this Agreement or to obtain damages or other relief in connection with this Agreement or the actions contemplated hereby, except for matters that, in the aggregate, could not reasonably be expected to have a Material Adverse Effect. There shall not be any injunction, judgment, order, decree, ruling, charge or laws in effect on the relevant Closing Date preventing consummation of any of the transactions contemplated by this Agreement or the Related Agreements, except as could not reasonably be expected to have a Material Adverse Effect;

(f) Deliveries. The Buyer shall have complied in all material respects with the delivery requirements of Section 2.12;

(g) Anti-trust Matters. All applicable waiting periods (and any extensions thereof) under the Hart-Scott-Rodino Act shall have expired or otherwise been terminated or it shall have been determined to the Parties' mutual satisfaction that all transactions between the Parties are exempt from the Hart-Scott-Rodino Act;

(h) NEPOOL. The Buyer shall be a member in good standing of NEPOOL;

(i) Related Agreements. The Related Agreements shall be in full force and effect as of the relevant Closing Date; and

(j) Requested Rulings.  The Sellers shall have received the
Requested Rulings.

Each of the Sellers may with respect to itself waive any condition specified in this Section 6.2 if it executes a writing so stating at or prior to the relevant Closing Date and such waiver shall not be considered a waiver of any other provision in this Agreement unless the writing specifically so states or by any other Seller.

6.3. Initial and Subsequent Closings.

(a) Coordination and Initial Closing. The Buyer and the Sellers desire to effect a coordinated closing with respect to all of the Sellers' interests in the Acquired Assets. To that end, in order to provide sufficient time for the Sellers to obtain necessary Seller Regulatory Approvals, no Closing including, without limitation, the Initial Closing, shall occur until the date (the "Coordination Date") which is the earlier of
(1) the date which is eight (8) months after the Effective Date or (2) the date on which all Seller Regulatory Approvals have been obtained. Anything provided in this Agreement to the contrary notwithstanding, if the Coordination Date has occurred and the conditions precedent set forth in
Section 6.1 are satisfied with respect to NNECO and any Seller or Sellers (NNECO and such Sellers, collectively, the "Required Sellers") holding individually, or in the aggregate with other Required Sellers, not less than eighty-one percent (81%) of the Ownership Shares of Millstone Units 1 and 2 and not less than fifty-two and ninety-three one hundredths percent (52.93%) of the Ownership Shares of Millstone Unit 3 (the "Required Assets"), then the Buyer and the Required Sellers shall proceed to Closing in accordance with
Section 2.10 with respect to such Required Sellers (the "Initial Closing"). If all conditions precedent as set forth in Section 6 other than the conditions precedent as set forth in Section 6.1(d) or Section 6.2(c) (the "Specified Conditions Precedent") are satisfied (and remain so satisfied) with respect to any Seller or Sellers (the "Remaining Sellers"), then the Buyer and the Remaining Sellers shall proceed to Closing in accordance with
Section 2.10 with respect to such Remaining Sellers on a date no later than fifteen (15) days (or, if the fifteenth day is not a Business Day, then the next Business Day following such fifteenth day) after satisfaction of such Specified Conditions Precedent (the "Subsequent Closing").

(b) Initial Closing.  At the Initial Closing (i) the Required
Sellers shall sell and transfer to the Buyer and the Buyer shall purchase and acquire from the Required Sellers the Total Relevant Percentage of the Acquired Assets, (ii) the Buyer shall assume liability for the Total Relevant Percentage of the Assumed Liabilities, (iii) the Lead Participants shall make the transfer to the Buyer's Decommissioning Fund pursuant to Section 5.10, and (iv) the Buyer shall become a party to, and shall succeed to the rights and obligations of the Lead Participants under the Sharing Agreement as amended in accordance with Section 6.3(d).

(c) Subsequent Closings. At each Subsequent Closing (i) the relevant Remaining Seller shall sell and transfer to the Buyer and the Buyer shall purchase and acquire from the Remaining Seller the Total Relevant Percentage of the Acquired Assets, (ii) the Buyer shall assume liability for the Total Relevant Percentage of the Assumed Liabilities, (iii) the Lead Participants shall make the transfer to the Buyer's Decommissioning Trust Fund pursuant to Section 5.10, and (iv) the Buyer shall succeed to the rights and obligations of such Remaining Seller under the Sharing Agreement as amended in accordance with Section 6.3(d).

(d) Sharing Agreement.  On or before the Initial Closing, the
Sellers shall cause the Sharing Agreement to be amended to provide that the Sharing Agreement shall remain in full force and effect following the Initial Closing and each Subsequent Closing and that the Buyer shall succeed to the status of and the rights and obligations of the "Lead Participants" under the Sharing Agreement as of the Initial Closing.

(e) Indemnified Parties.  Following the Initial Closing and any
Subsequent Closing, and until such time as the Buyer shall have acquired all of the Ownership Shares in the Acquired Assets, the term "Seller Indemnified Parties" shall mean the Required Sellers and, each Remaining Seller as to which a Subsequent Closing has occurred and their respective Affiliates and any of their officers, directors and employees, agents and representatives.

7. Confidentiality.

(a) Each Receiving Party and each Representative thereof will treat and hold as confidential all Proprietary Information, refrain from using any such Proprietary Information except in connection with this Agreement, the Related Agreements and transactions contemplated hereby and thereby, and, if this Agreement is terminated prior to Closing, deliver promptly to the Disclosing Party or destroy, at the request and option of the Disclosing Party, all tangible embodiments and all copies, summaries or abstracts of any Proprietary Information received from such Disclosing Party which are in his or its possession. All Proprietary Information relating to the Acquired Assets as may be delivered to the Buyer prior to the Initial Closing shall become Buyer's Proprietary Information and the Buyer shall be deemed to be the Disclosing Party with respect thereto upon consummation of the Initial Closing, and the Sellers shall not thereafter disclose any such Proprietary Information except to the extent allowed herein; provided, however, that, subject to Section 7(b), any such information which was not treated as confidential or proprietary by any of the Sellers prior to Closing shall not become confidential or Proprietary Information of the Buyer after the Closing. In the event that the Receiving Party or any Representative thereof is requested or required (including, without limitation, (i) pursuant to any rule or regulation of any stock exchange or other self-regulatory organization upon which any of the Receiving Party's securities are listed, or (ii) by request for information or documents in any legal proceeding, including, without limitation, Buyer Regulatory Approval and Seller Regulatory Approval processes, interrogatory, subpoena, civil investigative demand, or similar process or pursuant to any freedom of information or open meeting law applicable to any Seller) to disclose any Proprietary Information, the Receiving Party will notify the Disclosing Party promptly of the request or requirement so that the Disclosing Party may seek an appropriate protective order or waive compliance with the provisions of this
Section 7. If, in the absence of a protective order or the receipt of a waiver hereunder, the Receiving Party is, on the advice of counsel, compelled to disclose any Proprietary Information to any tribunal or else stand liable for contempt or to disclose any Proprietary Information to any Person in compliance with any freedom of information or open meeting law, the Receiving Party may disclose the Proprietary Information to the tribunal or such Person; provided, however, that the Receiving Party shall use its best efforts to obtain, at the request of the Disclosing Party and at the Disclosing Party's cost, a voluntary agreement or other assurance that confidential treatment will be accorded to such portion of the Proprietary Information required to be disclosed as the Disclosing Party shall designate.

(b) After the Initial Closing Date, the Buyer will notify the
Sellers of any information related to the Acquired Assets that was not confidential prior to the Initial Closing Date that the Buyer wishes to treat as Proprietary Information after the Initial Closing and the Sellers will treat such information as Proprietary Information after receiving such notice.

(c) The obligations of the Parties contained in this Section 7 shall remain in full force and effect for three (3) years from the date hereof and will survive the termination of this Agreement, the discharge of all other obligations owed by the Parties to each other and any transfer of title to the Acquired Assets. Notwithstanding the foregoing, the Parties shall continue to keep confidential any information as required by applicable Laws.

(d) Upon the Disclosing Party's prior written approval, which will not be unreasonably withheld, the Receiving Party may provide Proprietary Information to the DPUC, the FERC, the NRC, the SEC, the United States Department of Justice, the United States Federal Trade Commission or any other Governmental Authority with jurisdiction, as necessary, to obtain any consents, waivers or approvals as may be required for the Parties to undertake the transactions contemplated hereby. The Receiving Party will seek confidential treatment for such Proprietary Information provided to any such Governmental Authority and the Receiving Party will notify the Disclosing Party as far in advance as is practicable of its intention to release to any such Governmental Authority any such Proprietary Information, so as to permit such Disclosing Party a reasonable opportunity to obtain a protective order.

(e) Notwithstanding anything set forth herein, nothing in this Agreement shall be interpreted as precluding any Party from reporting or disclosing any information (i) to the NRC concerning any perceived safety issue within the NRC's regulatory jurisdiction, (ii) with the prior written consent of the Disclosing Party, or (iii) to its Affiliates, attorneys, financial advisors and accountants who are assisting such Party in connection with the transactions contemplated by this Agreement, provided that such Affiliates, attorneys, financial advisors and accountants acknowledge the provisions of this Section 7 and agree to be bound hereby.

8. Taxes.

(a) All transfer and sales Taxes incurred in connection with this Agreement and the transactions contemplated hereby shall be borne by the Buyer, including, without limitation, Connecticut state sales tax and Connecticut and local real estate, transfer, personal property and conveyance taxes, and the Buyer, at its own expense, will file, to the extent required by applicable Laws, all necessary Tax Returns and other documentation with respect to all such Taxes, and, if required by applicable Laws, the Lead Participants and other Sellers, if required, will join in the execution of any such Tax Returns or other documentation. Prior to the Initial Closing Date and any Subsequent Closing Dates, the Buyer will provide to the Required Sellers or the Remaining Sellers, as the case may be, to the extent possible, an appropriate certificate of no tax due from each applicable taxing authority.

(b) With respect to Taxes to be prorated in accordance with
Section 2.9, the Buyer shall prepare and timely file all Tax Returns required to be filed after the Closing Dates with respect to the Acquired Assets transferred as of such Closing Dates and shall duly and timely pay all such Taxes shown to be due on such Tax Returns. The Buyer's preparation of any such Tax Returns shall be subject to the Lead Participants' approval to the extent that such Tax Returns relate to any period, allocation or other amount for which the Sellers are responsible, which approval shall not be unreasonably withheld. No later than fifteen (15) Business Days prior to the due date of any such Tax Return, the Buyer shall make such Tax Return available for the Lead Participants' review and approval. Lead Participants shall respond no later than ten (10) Business Days prior to the due date for filing such Tax Return. With respect to such Tax Return, the Sellers shall pay to the Buyer their appropriate share of the amount shown as due on the Tax Returns determined in accordance with Section 2.9 of this Agreement.

(c) Each of the Buyer and the Sellers shall provide the other with such assistance as may reasonably be requested by the other Party in connection with the preparation of any Tax Return, any audit or other examination by any taxing authority, or any judicial or administrative proceedings relating to liability for Taxes, and each will retain and provide the requesting Party with any records or information which may be relevant to such Tax Return, audit or examination, proceedings or determination. Any information obtained pursuant to this Section 8 or pursuant to any other Section hereof providing for the sharing of information or review of any Tax Return or other schedule relating to Taxes shall be deemed to be and shall be Proprietary Information.

(d) In the event that a dispute arises between the Buyer and any Seller regarding Taxes or any amount due under this Section 8, the Buyer and the Lead Participants shall attempt in good faith to resolve such dispute and any agreed upon amount shall be promptly paid to the appropriate Party. If any such dispute is not resolved within thirty (30) days after notice thereof is given to any Party, upon the written request of any Party, the Parties shall submit the dispute to the Independent Accounting Firm for resolution, which resolution shall be final, binding and conclusive on such Parties, and the non-prevailing Party shall make payment of such Taxes or any amount due under this Section 8 with accrued interest, if any, within ten (10) days after the date of such resolution. Notwithstanding anything in this Agreement to the contrary, the fees and expenses of the Independent Accounting Firm in resolving the dispute shall be borne equally by the Buyer and the Lead Participants.

9. Non-Survival; Effect of Closing and Indemnification.

9.1. Survival of Representation and Warranties; Survival Covenants and Agreements. The representations and warranties of the Sellers, Lead Participants and NNECO set forth in Sections 3.1 and 3.2 and the representations and warranties of the Buyer set forth in Section 4 shall survive the Initial Closing for a period of the shorter of (x) eighteen (18) months from the Initial Closing or (y) twelve (12) months from the last Subsequent Closing to occur. The covenants of the Parties contained in this Agreement, other than those which by their terms survive any termination of this Agreement, shall terminate at such termination of this Agreement pursuant to Section 10.

9.2. Effect of Closing. Except as otherwise provided elsewhere in this Agreement, or as otherwise agreed by the Parties, upon the Initial Closing or any Subsequent Closing, as the case may be, any condition in favor of either the Buyer, the Required Sellers, or the Remaining Sellers, as the case may be (each, a "Closing Party" and collectively the "Closing Parties") that has not been satisfied will be deemed waived by the Closing Parties as of such Closing Date (but only with respect to those Closing Parties and such Closing Date and not to any other Closing Parties or any Subsequent Closing), and each Closing Party will be deemed to fully release and forever discharge the other Closing Parties with respect to the conditions precedent to Closing. Nothing in this Section 9.2 shall affect or cause to be waived the rights of the Buyer or the Sellers under Section 9.3 or 9.4 or with respect to those other matters specifically stated to survive or to occur after such Closing Date pursuant to this Agreement.

9.3. Indemnity by Lead Participants. The Lead Participants hereby jointly and severally agree to indemnify, defend and hold harmless the Buyer, its Affiliates and any of their respective members, officers, directors and employees, agents and Representatives ("Buyer Indemnified Parties") against and in respect of all claims, Liabilities, obligations, judgments, Liens, injunctions, charges, orders, decrees, rulings, damages, dues, assessments, Taxes, losses, fines, penalties, damages, expenses, fees, costs, amounts paid in settlement (including reasonable attorneys' and expert witness fees and disbursements in connection with investigating, defending or settling any action or threatened action), arising out of any claim, complaint, demand, cause of action, action, audit, investigation, hearing, suit or other proceeding asserted or initiated or otherwise existing in respect of any matter (collectively, the "Losses"); provided that such Losses result or arise from:

(a) the untruth, inaccuracy or incompleteness of any representation or warranty of any Seller, Lead Participants or NNECO contained in this Agreement or the Schedules hereto or in any document, writing, certificate or data delivered by such Seller, Lead Participants or NNECO under this Agreement; provided that Buyer's loss therefrom exceeds $1,000,000 in the aggregate (except as expressly provided in clause (f) below);

(b) Liabilities of the Sellers (whether known or unknown) other than Assumed Liabilities, including, but not limited to, Excluded Liabilities (including any Excluded Liabilities retained by UI);

(c) any Third Party Claim against the Buyer Indemnified Parties based on or relating to the Sellers' ownership, operation or use of the Acquired Assets prior to the Initial Closing Date or any Subsequent Closing Date, as the case may be, that is not an Assumed Liability;

(d) the Excluded Assets;

(e) any breach by any Seller, Lead Participant or NNECO of any covenant, agreement or obligation of such Seller, Lead Participant or NNECO contained in this Agreement or any certificate required to be delivered by such Seller, Lead Participant or NNECO pursuant to this Agreement, or any intentional misrepresentation or fraudulent breach of representation or warranty inducing the Buyer to proceed to a Closing Date and causing any Buyer Indemnified Party to suffer Losses;

(f) the untruth, inaccuracy or incompleteness of any representation or warranty of the Lead Participants or NNECO contained in
Section 3.2(e)(iv) of this Agreement and any claims of any owners in Millstone Unit 3 against the Lead Participants, the Sellers or NNECO or any Affiliate thereof; provided, that the indemnity obligation in this clause (f) shall not be subject to the following limitations: (i) the $1,000,000 threshold in clause (a) to the extent such threshold would otherwise have applied to the representations contained in Section 3.2(e)(iv), (ii) the cap on liability set forth in Section 9.5 or (iii) the survival period set forth in Section 9.1; or

(g) any noncompliance with any bulk sales or fraudulent transfer laws in respect of the transaction contemplated by this Agreement or any of the Related Agreements.

9.4. Indemnity by Buyer. The Buyer hereby agrees to indemnify, defend and hold harmless the Sellers and their Affiliates and any of their respective members, officers, directors and employees, agents and Representatives ("Seller Indemnified Parties") against and in respect of all Losses; provided that such Losses result or arise from:

(a) the untruth, inaccuracy or incompleteness of any representation or warranty of the Buyer contained in this Agreement or the Schedules hereto or in any document, writing, certificate or data delivered by the Buyer under this Agreement; provided that Sellers' Loss therefrom exceeds $1,000,000 in the aggregate;

(b) any Third Party Claim against the Seller Indemnified Parties based on or relating to the Buyer's ownership, operation or use of the Acquired Assets after the Initial Closing Date and any Subsequent Closing Date, as the case may be, that is not an Excluded Liability;

(c) any Third Party Claim arising out of, or related to the contracts, warranties or guaranties, or any other agreements that have been properly transferred or assigned to the Buyer by any Seller, except to the extent the Third Party Claim arises out of events occurring on or prior to the Initial Closing Date or the Subsequent Closing Date on which such Seller transferred its Ownership Share, as the case may be;

(d) the Assumed Liabilities; or

(e) any breach by the Buyer of any covenant, agreement or obligation of the Buyer contained in this Agreement or any certificate required to be delivered by the Buyer pursuant to this Agreement, or any intentional misrepresentation or fraudulent breach of representation or warranty inducing the Seller to proceed to a Closing and causing any Seller Indemnified Party to suffer Losses.

9.5. Exclusive and Limited Remedies. Except for the dispute resolution process as set forth in Section 12 and the termination rights under Section 10, from and after the Initial Closing Date, the remedies set forth in this
Section 9 shall constitute the sole and exclusive remedy for any and all claims, damages, complaints, demands, causes of action, investigations, hearings, actions, suits or other proceedings relating to this Agreement and are in lieu of any and all other rights and remedies which the Sellers or the Buyer may have under this Agreement or otherwise for monetary relief with respect to any breach or failure to perform or with respect to the Assumed Liabilities or Excluded Liabilities. Each Party waives any provision of law to the extent that it would limit or restrict the agreements contained in this Section 9. Nothing herein shall prevent the Buyer or the Lead Participants, for themselves and on behalf of the other Sellers, from terminating this Agreement in accordance with Section 10. The maximum aggregate exposure for indemnity by the Buyer or the Lead Participants for any and all claims of breach of express warranties or representations hereunder and indemnification of claims relating thereto shall be $20,000,000; provided, however, that in the event such breach of representation or warranty arises under Section 9.3(e) or 9.4(e) on the basis of any intentional misrepresentation or fraud inducing a Party to proceed to Closing, such limitation shall not apply. Subject to the obligations of the Parties under this Section 9 to indemnify any other Person for losses arising from a Third Party claim or liability, no Party shall be entitled to recover lost profits, consequential, indirect, punitive or exemplary damages in regard to any claim against the other Party.

9.6. Notice; Defense of Claims.

(a) The Party which is entitled to indemnification hereunder (for purposes of this Section 9.6, the "Indemnified Party") may make claims for indemnification hereunder by giving written notice thereof to the Party required to indemnify (for purposes of this Section 9.6, the "Indemnifying Party") within the period in which indemnification claims can be made hereunder. If indemnification is sought for a claim or liability asserted by a Third Party, the Indemnified Party shall also give written notice thereof to the Indemnifying Party promptly after it receives notice of the claim or liability being asserted, but the failure to do so, or any delay in doing so, shall not relieve the Indemnifying Party from any liability, unless, and then only to the extent that, the rights and remedies of the Indemnifying Party are prejudiced as a result of the failure to give, or delay in giving, such notice. Such notice shall summarize the bases for the claim for indemnification and any claim or liability being asserted by a Third Party. Within thirty (30) days after receiving such notice, the Indemnifying Party shall give written notice to the Indemnified Party stating whether it disputes the claim for indemnification and whether it will defend against any Third Party Claim or liability at its own cost and expense. If the Indemnifying Party fails to give notice to the Indemnified Party that it disputes an indemnification claim within thirty (30) days after receipt of notice thereof it shall be deemed to have accepted and agreed to the claim, which shall become immediately due and payable.

(b) The Indemnifying Party shall be entitled to direct the defense against a Third Party claim or litigation with counsel selected by it (subject to the consent of the Indemnified Party, which consent shall not be unreasonably withheld), as long as (i) the Indemnifying Party notifies the Indemnified Party in writing within thirty (30) days after receiving notice of the Third Party Claim that the Indemnifying Party will indemnify, defend and hold harmless the Indemnified Party from and against the entirety of any Losses the Indemnified Party may suffer resulting from, arising out of, relating to, in the nature of, or caused by the Third Party Claim, (ii) the Indemnifying Party provides the Indemnified Party with evidence acceptable to the Indemnified Party that the Indemnifying Party will have the financial resources to defend against the Third Party Claim and fulfill its indemnification obligations hereunder, (iii) the Third Party Claim involves only money damages and does not seek an injunction or other equitable relief against the Indemnified Party, and (iv) settlement of, or any adverse judgment with respect to, the third Party Claim, in the good faith judgment of the Indemnified Party, is not likely to establish a precedential custom or practice adverse to the continuing business interests of the Indemnified Party, and (v) the Indemnifying Party is conducting a good faith and diligent defense. Notwithstanding the foregoing, the obligations of the Indemnifying Party hereunder as to such Third Party claim or litigation shall include taking all steps reasonably necessary in the defense, settlement, or compromise of such claim or litigation and holding the Indemnified Party harmless from and against any and all Losses caused by or arising out of any settlement or compromise approved by the Indemnifying Party or any judgment in connection with such claim or litigation. The Indemnifying Party shall not, in the defense of such Third Party claim or any litigation resulting therefrom, consent to entry of any judgment (other than a judgment of dismissal on the merits without costs) except with the written consent of the Indemnified Party (which consent shall not be unreasonably withheld), or enter into any settlement or compromise (except with the written consent of the Indemnified Party, which consent shall not be unreasonably withheld) which does not include as an unconditional term thereof the giving by the claimant or the plaintiff to the Indemnified Party a full release from all liability in respect of such claim or litigation. The Indemnified Party shall at all times have the right to fully participate in the defense of a Third Party claim or liability at its own expense directly or through counsel; provided, however, that if the named parties to the action or proceeding include both the Indemnifying Party and the Indemnified Party and the Indemnified Party is advised by counsel that representation of both parties by the same counsel would be inappropriate under applicable standards of professional conduct, the Indemnified Party may engage one separate counsel at the expense of the Indemnifying Party.

(c) If the Indemnifying Party does not give notice of its intent to dispute and defend a Third Party claim or liability or litigation resulting therefrom after receipt of notice from the Indemnified Party, or if such good faith and diligent defense is not being or ceases to be conducted by the Indemnifying Party, the Indemnified Party shall have the right, at the expense of the Indemnifying Party, to undertake the defense of such claim or liability in such manner as it deems appropriate (with counsel selected by the Indemnified Party and reasonably acceptable to the Indemnifying Party), and to compromise or settle such claim or litigation on such terms as it may deem appropriate, exercising reasonable business judgment.

(d) The Indemnifying Party shall promptly reimburse the Indemnified Party for all Losses incurred by the Indemnified Party in connection with the defense against such claim or litigation, whether or not resulting from, arising out of, or incurred with respect to, the act of a Third Party.

(e) The Indemnified Party shall make available such information and assistance in connection with the defense by the Indemnifying Party, as the Indemnifying Party may reasonably request and shall cooperate with the Indemnifying Party in such defense at the expense of the Indemnifying Party.

(f) The expiration or termination of any representation or warranty shall not affect the Parties' obligations under this Section 9 if the Indemnified Party provided the Indemnifying Party with proper notice of the claim or event for which indemnification is sought prior to such expiration, termination or extinguishment.

9.7. Net of Taxes and Insurance.  Any calculation of a Loss under this
Section 9 shall, in each case, give full effect to (a) any and all income Tax benefits and costs to the Indemnified Party in respect of the Loss to the extent realized by the Indemnified Party but such amounts shall be increased to give effect to income Taxes attributable to the receipt of any indemnification payment hereunder, and (b) any and all insurance or other proceeds actually received by the Indemnified Party in respect of the Loss. Any Party seeking indemnity hereunder shall use Commercially Reasonable Efforts to seek coverage for both costs of defense and indemnity under applicable insurance policies.

9.8. Release. Except as provided in Section 9.3, the Buyer hereby releases, holds harmless and forever discharges the Sellers from any and all claims, damages, complaints, demands, causes of action, investigations, hearings, actions, suits or other proceedings of any kind or character whether known or unknown, hidden or concealed resulting from or arising from any Environmental Liability with respect to the purchase hereunder of the Acquired Assets, except for the Environmental Liabilities retained by the Sellers pursuant to Section 2.4(c). The Buyer hereby waives any and all rights and benefits that it now has, or in the future may have conferred upon it with respect to any Environmental Claim it may have as contemplated by the preceding sentence by virtue of any statute or common law principle which provides that a general release does not extend to claims which a Party does not know or suspect to exist in its favor at the time of such release, which if known, would have materially affected such Party's settlement with the other Party. In this connection, the Buyer hereby acknowledges that factual matters now unknown to it with respect to the purchase hereunder of the Acquired Assets may have given or may hereafter give rise to claims, damages, complaints, demands, causes of action, investigations, hearings, actions, suits or other proceedings that are presently unknown, unanticipated and unsuspected, and it further agrees that this Section 9.8 has been negotiated and agreed upon in light of that awareness and it nevertheless hereby intends to release the Sellers as set forth in the first sentence of this Section 9.8.

9.9. No Recourse. To the extent the transfer, conveyance, assignment and delivery of the Acquired Assets to the Buyer as provided in this Agreement is accomplished by deeds, assignments, easements, leases, licenses, bills of sale, or other instruments of transfer and conveyance, whether executed on the Initial Closing Date or any Subsequent Closing Date, as the case may be, or thereafter, such instruments are made without representation or warranty by, or recourse against, the Sellers, except as expressly provided in this Agreement or in any such instrument.

10. Termination.

10.1. Termination of Agreement.  The Buyer and the Lead
Participants, for themselves and on behalf of the other Sellers, may terminate this Agreement as provided below:

(a) The Buyer and the Lead Participants, for themselves, may terminate this Agreement by mutual written consent at any time prior to the Initial Closing Date.

(b) The Buyer and the Lead Participants, on behalf of the Remaining Sellers, if any, at the written authorization and direction of such Remaining Sellers, a copy of which shall be furnished to the Buyer, may terminate this Agreement with respect to those Remaining Sellers who have not transferred their Ownership Shares at a Subsequent Closing, by mutual written consent at any time during the period following the Initial Closing and prior to a Subsequent Closing with respect to such Remaining Sellers.

(c) The Buyer may terminate this Agreement by giving written notice to the Lead Participants or any other Sellers, as the case may be, at any time prior to the Initial Closing Date or any Subsequent Closing Date, as the case may be, if any of the following has occurred:

(i) any Required Seller or Remaining Seller, as the case may be, has breached any representation, warranty or covenant contained in this Agreement in any material respect, and the Buyer has notified the Lead Participants of the breach, and the breach has continued without cure for a period of sixty (60) days after the notice of breach provided, however, that the Buyer shall not have the right to terminate this Agreement pursuant to this clause (i) if such breach can be cured within a reasonable additional time period, in which case such Seller shall have, within such sixty (60) day period, commenced and diligently continued, in good faith, actions to cure such breach within a reasonable time period, which period shall in no event (A) in the case of the Required Sellers, exceed twelve (12) months from the Effective Date, or (B) in the case of the Remaining Sellers, exceed eighteen (18) months from the Effective Date;

(ii) (A) in the case of the Initial Closing, the Initial
Closing shall not have occurred on or before a date which is eight (8) months and fifteen (15) days after the Effective Date, which date shall be extended to a date which is twelve (12) months from the Effective Date if the Initial Closing shall not have occurred due to failure of any condition precedent under Section 6.1, unless such condition precedent cannot reasonably be expected to be satisfied within such additional period, or (B) in the case of any Subsequent Closing, such Subsequent Closing shall not have occurred on or before a date which is nine (9) months from the Effective Date, which date shall be extended to a date which is no more than eighteen (18) months from the Effective Date, if such Subsequent Closing shall not have occurred due to failure of any condition precedent under Section 6.1, unless such condition precedent cannot reasonably be expected to be satisfied within such additional period; provided, however, that the Buyer shall not have the right to terminate this Agreement pursuant to this clause (ii) if such failure results primarily from the breach by the Buyer of any representation, warranty or covenant contained in this Agreement;

(iii) any Buyer Regulatory Approvals shall have been finally denied or shall have been granted subject to terms or conditions that, in such Buyer's reasonable determination, either singly or in the aggregate, are reasonably likely to have a Material Adverse Effect or a material adverse effect on the Buyer or its Affiliates, and all appeals of such determination shall have been taken and have been unsuccessful;

(iv) one or more courts of competent jurisdiction shall have issued an order, judgment or decree permanently restraining, enjoining or otherwise prohibiting the consummation of any of the transactions contemplated hereby, which order, judgment or decree shall have become final and non-appealable;

(v) any statute, rule or regulation shall have been enacted or promulgated by any Governmental Authority which, directly or indirectly, prohibits the consummation of any of the transactions contemplated hereby;

(vi) the Buyer elects to terminate the Agreement in accordance with Section 5.11(d); or

(vii) (A) any Seller has within the then-previous fifteen
(15) days given the Buyer any notice pursuant to Section 5.5(a), (B) the Buyer has notified the Lead Participants of its intent to terminate pursuant to this Section 10.1(c)(vii), and (C) the matter that is the subject of such notice continues to exist for a period of 30 days after such notice by the Buyer without such Seller having commenced and diligently continued in good faith actions to cure such matter within a reasonable time.

(d) The Lead Participants, for themselves and on behalf of the other Sellers, may terminate this Agreement by giving written notice to the Buyer at any time prior to the Initial Closing if any of the following has occurred:

(i) the Buyer has breached any representation, warranty, or covenant contained in this Agreement in any material respect, and the Lead Participants have notified the Buyer of the breach, and the breach has continued without cure for a period of sixty (60) days after the notice of breach; provided, however, that the Lead Participants shall not have the right to terminate this Agreement pursuant to this clause
(i) if the Buyer shall have, within such sixty (60)-day period, commenced and diligently continued in good faith actions to cure such breach within a reasonable time which period shall in no event exceed twelve (12) months from the Effective Date;

(ii) the Initial Closing shall not have occurred on or before a date which is eight (8) months and fifteen (15) days after the Effective Date, which date shall be extended to a date which is twelve
(12) months from the Effective Date if the Closing shall not have occurred due to failure of any condition precedent under Section 6.2, unless such condition precedent cannot reasonably be expected to be satisfied within such additional period; provided, however, that the Lead Participants shall not have the right to terminate this Agreement pursuant to this clause (ii) if such failure results primarily from the breach by any Seller or Lead Participant of any representation, warranty or covenant contained in this Agreement;

(iii) any Seller Regulatory Approvals shall have been finally denied or shall have been granted subject to terms or conditions that in the Lead Participants' reasonable determination, either singly or in the aggregate, are reasonably likely to have a Material Adverse Effect or a material adverse effect on any Seller or its Affiliates, and all appeals of such determination shall have been taken and have been unsuccessful;

(iv) one or more courts of competent jurisdiction shall have issued an order, judgment or decree permanently restraining, enjoining or otherwise prohibiting the consummation of any of the transactions contemplated hereby, which order, judgment or decree shall have become final and non-appealable;

(v) any statute, rule or regulation shall have been enacted or promulgated by any Governmental Authority which, directly or indirectly, prohibits the consummation of any of the transactions contemplated hereby; or

(vi) (A) the Buyer has within the then-previous fifteen (15) days given the Lead Participants any notice pursuant to Section 5.5(b),
(B) Lead Participants for themselves and on behalf of the other Sellers, have notified the Buyer of their intent to terminate pursuant to this
Section 10.1(d)(vi), and (C) the matter that is the subject of such notice continues to exist for a period of thirty (30) days after such notice by the Lead Participants without the Buyer having commenced and diligently continued in good faith actions to cure such matter within a reasonable time; or

(e) the Lead Participants on behalf of the Remaining Sellers, if any, at the written authorization and direction of such Remaining Sellers, a copy of which shall be furnished to the Buyer, may terminate this Agreement by giving written notice to the Buyer at any time following the Initial Closing and prior to any Subsequent Closing if any of the following has occurred:

(i) The Buyer has breached any representation, warranty, or covenant contained in this Agreement in any material respect, and the Lead Participants have notified the Buyer of the breach, and the breach has continued without cure for a period of sixty (60) days after the notice of breach; provided, however, that the Lead Participants shall not have the right to terminate this Agreement pursuant to this clause
(i) if the Buyer shall have, within such sixty (60)-day period, commenced and diligently continued in good faith actions to cure such breach within a reasonable time which period shall in no event exceed twelve (12) months from the Effective Date;

(ii) Such Subsequent Closing shall not have occurred on or before a date which is nine (9) months from the Effective Date, which date shall be extended to a date which is eighteen (18) months from the Effective Date if such Subsequent Closing shall not have occurred due to failure of any condition precedent under Section 6.2, unless such condition precedent cannot reasonably be expected to be satisfied within such additional period; provided, however, that the Lead Participants shall not have the right to terminate this Agreement pursuant to this clause (ii) if such failure results primarily from the breach by any Remaining Seller of any representation, warranty or covenant contained in this Agreement;

(iii) any Seller Regulatory Approvals shall have been finally denied or shall have been granted subject to terms or conditions that in such Lead Participant's reasonable determination, either singly or in the aggregate, are reasonably likely to have a material adverse effect on such Seller, and all appeals of such determination shall have been taken and have been unsuccessful;

(iv) one or more courts of competent jurisdiction shall have issued an order, judgment or decree permanently restraining, enjoining or otherwise prohibiting the consummation of any of the transactions contemplated hereby, which order, judgment or decree shall have become final and non-appealable;

(v) any statute, rule or regulation shall have been enacted or promulgated by any Governmental Authority which, directly or indirectly, prohibits the consummation of any of the transactions contemplated hereby; or

(vi) (A) the Buyer has within the then-previous fifteen (15) days given the Lead Participants any notice pursuant to Section 5.5(b),
(B) the Lead Participants, on behalf of the other Sellers, have notified the Buyer of their intent to terminate pursuant to this Section 10.1(e)(vi), and (C) the matter that is the subject of such notice continues to exist for a period of thirty (30) days after such notice by the Sellers without the Buyer having commenced and diligently continued in good faith actions to cure such matter within a reasonable time; or

(f) It is expressly understood and agreed that in the event the Initial Closing has not occurred by the dates set forth in Sections 10.1(c)(ii) and 10.1(d)(ii), without regard to any extensions relating to Buyer Regulatory Approvals or Seller Regulatory Approvals as set forth therein, the Parties reserve the right to renegotiate any provisions of this Agreement which may be materially affected by such passage of time.

10.2. Effect of Termination.  If either Party terminates this
Agreement pursuant to Section 10.1, all rights and obligations of the Sellers whose Closing has not occurred and the Buyer (with respect to such Sellers) shall terminate without any Liability of any Party to any other Party (except for any Liability of any Party then in breach and except as provided in
Section 9.1 and Section 7, which Liability, and any corresponding rights and obligations of the affected Parties shall survive any such termination).

11. Miscellaneous.

11.1. Press Releases and Public Announcements. The Buyer shall not issue or make, or allow to be issued or made, any press release or make any public announcement relating to the subject matter of this Agreement without the prior approval of the Lead Participants; provided, however, that either Party may make any public disclosure it believes in good faith is required by applicable Law, or any listing or trading agreement concerning its publicly-traded securities (in which case the disclosing Party, to the extent possible, shall provide the other Party with the opportunity to review in advance the disclosure). No Seller shall issue or make, or allow to be issued or made, any press release or make any public announcement relating to the subject matter of this Agreement without the prior approval of the Lead Participants and the Buyer; provided, however, that the Seller may make any public disclosure it believes in good faith is required by applicable Law, or any listing or trading agreement concerning its publicly-traded securities (in which case the disclosing Party, to the extent possible, shall provide the other Party with the opportunity to review in advance the disclosure).

11.2. No Third Party Beneficiaries. This Agreement shall not confer any rights or remedies upon any Third Party.

11.3. No Joint Venture. Nothing in this Agreement creates or is intended to create an association, trust, partnership, joint venture or other entity or similar legal relationship among the Parties, or impose a trust, partnership or fiduciary duty, obligation, or liability on or with respect to the Parties. Except as expressly provided herein, none of the Parties is or shall act as or be the agent or representative of any of the other Parties. It is expressly agreed and acknowledged that the Lead Participants act as the agent of the Sellers pursuant to the Authorization Agreements and any and all actions taken by the Lead Participants, or any agreement or covenant entered into by the Lead Participants under this Agreement shall be binding upon all the Sellers and the Buyer may rely upon any such action, agreement or covenant of the Lead Participants, as the act, agreement or covenant of the Sellers.

11.4. Entire Agreement.   This Agreement, including the Related
Agreements and any other documents incorporated by reference herein, constitutes the entire agreement among the Parties and supersedes any prior understandings, agreements, or representations by or among the Parties, written or oral, to the extent they related in any way to the subject matter hereof. All conflicts or inconsistencies between the terms hereof and the terms of any of the Related Agreements, if any, shall be resolved in favor of this Agreement.

11.5. Succession and Assignment. This Agreement and all of the provisions hereof shall be binding upon and inure to the benefit of the Parties and their respective successors and permitted assigns, but neither this Agreement nor any of the rights, interests or obligations hereunder shall be assigned by any Party, including by operation of law, without the prior written consent of the other Parties, such consent not to be unreasonably withheld or delayed, nor is this Agreement intended to confer upon any other Person except the Parties any rights, interests, benefits, obligations or remedies hereunder. Any assignment in contravention of the foregoing sentence shall be null and void and without legal effect on the rights and obligations of the Parties hereunder. No provision of this Agreement shall create any third party beneficiary rights in any employee or former employee of any Seller (including any beneficiary or dependent thereof) in respect of continued employment or resumed employment, and no provision of this Agreement shall create any rights in any such Persons in respect of any benefits that may be provided, directly or indirectly, under any employee benefit plan or arrangement. Notwithstanding the foregoing, but subject to all applicable Laws, (i) the Buyer or its permitted assignee may assign, transfer, pledge or otherwise dispose of (absolutely or as security) its rights and interests hereunder to a trustee, lending institutions or other party for the purposes of leasing, financing or refinancing the Acquired Assets, and (ii) the Buyer or its permitted assignee may assign, transfer, pledge or otherwise dispose of (absolutely or as security) its rights and interests hereunder to an Affiliate of the Buyer; provided, however, except as set forth in the following sentence, in each case that no such assignment shall relieve or discharge the assigning Party from any of its obligations hereunder or shall be made if it would reasonably be expected to prevent or materially impede, interfere with or delay the transactions contemplated by this Agreement or materially increase the cost of the transactions contemplated by this Agreement. Notwithstanding the foregoing, immediately prior to the Initial Closing, Dominion Resources, Inc. may assign its rights and obligations under this Agreement to an Affiliate thereof pursuant to an assignment and assumption agreement in form and substance reasonably satisfactory to the Lead Participants, and upon such assignment and the delivery of the Acceptable Guaranty for the benefit of the Remaining Sellers, if any, Dominion Resources, Inc. shall be released of all liability and obligation hereunder and such assignee shall thereafter be deemed in all respects the Buyer for all purposes of this Agreement. Each Party agrees, at the assigning Party's expense, to execute and deliver such documents as may be reasonably necessary to accomplish any such assignment, transfer, pledge or other disposition of rights and interests hereunder so long as the nonassigning Party's rights under this Agreement are not thereby materially altered, amended, diminished or otherwise impaired. Notwithstanding the foregoing, in no event shall the rights or obligations acquired hereunder by the Buyer or the Sellers be conveyed to any Third Party, directly or indirectly, pursuant to the exercise of a right of first refusal under the Sharing Agreement.

11.6. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original but all of which together will constitute one and the same instrument.

11.7. Headings. The section headings contained in this Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

11.8. Notices. All notices, requests, demands, consents, authorizations, claims, and other communications hereunder must be in writing. Any notice, request, demand, claim, or other communication hereunder shall be deemed duly given (a) upon confirmation of facsimile, (b) one (1) Business Day following the date sent when sent by overnight delivery and (c) five (5) Business Days following the date mailed when mailed by registered or certified mail return receipt requested and postage prepaid at the following address:

If to the Sellers:

The Connecticut Light and Power Company
107 Selden Street
Berlin, Connecticut  06037
Attn:  Vice President - Administration

Copy to:

The Connecticut Light and Power Company
107 Selden Street
Berlin, Connecticut  06037
Attn:  Vice President, Secretary and General Counsel

If to the Buyer:

Dominion Resources, Inc.
120 Tredegar Street
Richmond, VA 23219
Attn: James K. Martin
      Vice President, Business Development

Copy to:

Dominion Resources, Inc.
120 Tredegar Street
Richmond, VA 23219
Attn: Christine Schwab
      Managing Counsel
      McGuireWoods, LLP
      901 East Cary Street
      Richmond, VA 23219
Attn: Michael J. Schewel

Any Party may send any notice, request, demand, claim, or other communication hereunder to the intended recipient at the address set forth above using any other means (including personal delivery, expedited courier, messenger service, telecopy, telex, ordinary mail, or electronic mail), but no such notice, request, demand, claim, or other communication shall be deemed to have been duly given unless and until it actually is received by the intended recipient. Any Party may change the address to which notices, requests, demands, claims, and other communications hereunder are to be delivered by giving the other Parties notice in the manner herein set forth.

11.9. Governing Law. This Agreement shall be governed by and construed in accordance with the domestic laws of the State of Connecticut without giving effect to any choice or conflict of law provision or rule (whether of Connecticut or any other jurisdiction) that would cause the application of the laws of any jurisdiction other than Connecticut.

11.10. Change in Law.  If and to the extent that, during the Interim
Period, any laws or regulations that govern any aspect of this Agreement shall change, so as to make any aspect of this transaction unlawful, then the Parties agree to make such modifications to this Agreement as may be reasonably necessary for this Agreement to accommodate any such legal or regulatory changes, without materially changing the overall benefits or consideration expected hereunder by either party.

11.11. Consent to Jurisdiction and Venue. Subject to and without limiting the dispute resolution procedure set forth in Section 12, each of the Sellers and the Buyer consent to the exclusive jurisdiction and venue of any state or federal court within the City of Hartford, Connecticut for adjudication of any suit, claim, action or other proceeding at law or in equity relating to this Agreement, or to any transaction contemplated hereby. Each of the Sellers and the Buyer accepts, generally and unconditionally, the exclusive jurisdiction and venue of the aforesaid courts and waive any objection as to venue, and any defense of forum non conveniens.

11.12. Amendments and Waivers. No amendment of any provision of this Agreement shall be valid unless the same shall be in writing and signed by the Buyer and the Sellers. No waiver by any Party of any default, misrepresentation, or breach of warranty or covenant hereunder, whether intentional or not, shall be deemed to extend to any prior or subsequent default, misrepresentation, or breach of warranty or covenant hereunder or affect in any way any rights arising by virtue of any prior or subsequent such occurrence.

11.13. Severability. Any term or provision of this Agreement that is held invalid or unenforceable in any situation shall not affect the validity or enforceability of the remaining terms and provisions hereof or the validity or enforceability of the offending term or provision in any other situation; provided, however, that the remaining terms and provisions of this Agreement may be enforced only to the extent that such enforcement in the absence of any invalid terms and provisions would not result in (a) deprivation of a Party of a material aspect of its original bargain upon execution of this Agreement or any Related Agreement, (b) unjust enrichment of a Party, or (c) any other manifestly unfair or inequitable result.

11.14. Expenses. Except as otherwise expressly provided herein, each of the Sellers and the Buyer will each bear its own costs and expenses (including legal and accounting fees and expenses) incurred in connection with this Agreement and the transactions contemplated hereby.

11.15. Construction. Ambiguities or uncertainties in the wording of this Agreement will not be construed for or against any Party. The Parties acknowledge that they have been represented by counsel in connection with the review and execution of this Agreement, and, accordingly, there shall be no presumption that this Agreement or any provision hereof be construed against the Party that drafted this Agreement or any portion hereof.

11.16. Incorporation of Exhibits and Schedules.  The Exhibits and
Schedules identified in this Agreement are incorporated herein by reference and made a part hereof.

11.17. Specific Performance. Each of the Parties acknowledges and agrees that the other Parties would be damaged irreparably in the event any of the provisions of this Agreement are not performed in accordance with their specific terms or otherwise are breached. Accordingly, each of the Parties agrees that the other Parties shall be entitled to an injunction or injunctions to prevent breaches of the provisions of this Agreement and to enforce specifically this Agreement and the terms and provisions hereof in any action instituted in any court of the United States or any state thereof having jurisdiction over the Parties and the matter in addition to any other remedy to which it may be entitled, at law or in equity.

11.18. Dispute Negotiation. Prior to instituting any arbitration or other dispute resolution as provided herein, the Parties will attempt in good faith to resolve any dispute or claim by referring any such matter within ten
(10) days of written notice of any such dispute or claim, to their respective chief executive officers for resolution. The chief executive officers of the relevant Parties shall attempt to resolve the dispute or claim within thirty
(30) days.

11.19. Good Faith Covenant. The Parties agree that their actions and dealings with each other shall be subject to an express covenant of good faith and fair dealing.

11.20. Set-Off. Notwithstanding any provisions hereof to the contrary, in the event a Party shall be delinquent in the payment of any sum due any other Parties under any note, this Agreement or any Related Agreement, in addition to and without waiving any other remedies hereunder, the Party to whom the obligation is owed shall be entitled to set off any sums due from the delinquent Party under this Agreement or any Related Agreement, or any other obligations of the delinquent Party, in full or partial satisfaction of such sum due from the delinquent Party.

11.21. Bulk Transfer Act. The Parties hereby waive compliance with the bulk sales act or comparable statutory provisions of each applicable jurisdiction.

11.22. Release and Settlement Agreements. The Buyer acknowledges receipt of copies of the Release and Settlement Agreements and the terms thereof regarding certain agreements among the Sellers with respect to the transactions contemplated by this Agreement and the other Related Agreements.

12. Dispute Resolution and Arbitration.

12.1. Dispute Resolution. Any dispute arising out of this Agreement or any of the Related Agreements, or the consummation of the transactions contemplated hereby or thereby involving a monetary claim of less than $50,000, or at the election of the Lead Participants and the Buyer, except as otherwise provided herein or therein, shall be submitted to binding dispute resolution in the following manner. Within ten (10) days following receipt of a written request by one Party to the other, the Lead Participants and the Buyer will each select one representative with the particular knowledge and expertise relevant to the technical, financial or other matter in dispute (the "Dispute Representative") to serve on a dispute resolution panel (the "Panel"). Each Party will notify the other in writing of its Dispute Representative within such ten (10) day period. Within ten (10) days following the selection of the Dispute Representatives, the Dispute Representatives shall mutually agree upon the selection of a third member of the Panel who shall also possess the particular knowledge and expertise relevant to the subject matter of the dispute. If the Dispute Representatives cannot agree on the selection of a third member of the Panel within ten (10) days after their selection, they will obtain a list of qualified individuals from a mutually agreeable professional association or society and each shall have the option of removing names from such list until an acceptable individual is selected as the third member of the Panel. If necessary, this process will be repeated until an acceptable individual is selected as the third member of the Panel. Within fifteen (15) days after the selection of the third member of the Panel, the Buyer and the Lead Participants will agree upon a process which is appropriate for the resolution of the dispute, including the presentation of live testimony or documentary evidence, as they deem appropriate, and shall further agree upon such other procedures, such as the presentation of summation papers or closing argument, as they deem appropriate. The Panel will render a binding decision no later than thirty (30) days following the selection of the third member of such Panel, unless the Parties agree upon an extension of such thirty (30)-day period. The decision of the Panel shall be final and binding on all Parties. All dispute resolution proceedings shall be held in Hartford, Connecticut. All documents, information and other evidence produced for or in connection with such proceeding shall be held in confidence by the Parties. Each Party shall bear the compensation and expenses of its chosen Dispute Representative, and the expenses of the third member of the Panel shall be borne equally by the Buyer, on the one hand, and the Sellers, on the other hand. Each Party shall bear the compensation and expenses of its legal counsel, witnesses and employees.

12.2. Arbitration. Any dispute arising out of this Agreement or any Related Agreements, or the consummation of the transactions contemplated hereby or thereby that is not subject to Section 12.1 or resolved under
Section 11.8 or Section 12.1 or otherwise, shall be settled by arbitration administered by American Arbitration Association under the Commercial Arbitration Rules (the "Commercial Arbitration Rules"). The arbitration tribunal shall be composed of three arbitrators (one arbitrator selected by each Party with the third selected by the other two arbitrators). The arbitration proceedings shall be held in Hartford, Connecticut. The decision, judgment and order of the arbitration tribunal shall be final, binding and conclusive as to the Parties involved in such dispute, and their respective Affiliates, and may be entered in any court having jurisdiction thereof. All documents, information and other evidence produced for or in connection with such arbitration proceedings shall be held in confidence by the Parties. Other than the fees and expenses of the arbitrators, which shall be shared equally by the Parties, each Party shall bear the compensation and expenses of its own legal counsel, witnesses and employees.

13. Definitions.

"Acceptable Credit Support" means an Acceptable Guaranty.

"Acceptable Guarantor" means any Person with a rating of its long-term unsecured debt obligations of not less than both BBB- by S&P and Baa3 by Moody's.

"Acceptable Guaranty" means a guaranty issued by an Acceptable
Guarantor, guaranteeing to the Remaining Sellers the obligations of the Buyer after the Initial Closing (a) to pay the unpaid portion of the Facilities Purchase Price and the Fuel Purchase Price and (b) to perform the Buyer's obligations under the Sharing Agreement, substantially in the form of Exhibit H attached hereto.

"Acquired Assets" has the meaning set forth in Section 2.1.

"Acquired Assets Employee Records" means all personnel records maintained by Sellers, wherever located and whether existing in hard copy or electronic format relating to the Acquired Assets Employees, including, but not limited to (a) names, addresses, dates of birth, job titles and descriptions; (b) starting dates of employment; (c) salary and benefits information; (d) resumes, job applications and biographies; (e) Occupational Safety and Health Administration reports (or the equivalent); (f) active medical restriction forms; (g) fitness for duty and disciplinary action information; (h) skill and development training; (i) seniority histories; (j) access authorization information and (k) any other documents relating to Acquired Assets Employees.

"Acquired Assets Employees" has the meaning set forth in Section 5.7(b).

"ACS Trigger Event" means at any time, the rating of the long-term senior secured obligations of the Lead Participants shall be less than either BBB- by S&P or Baa3 by Moody's.

"Act of Bankruptcy" means the filing of a petition in bankruptcy (or other commencement of a bankruptcy or similar proceeding) by or against the Buyer under the Bankruptcy Code or other applicable bankruptcy, insolvency or similar law, whether federal or state, as now or hereafter in effect.

"Affiliate" has the meaning set forth in Rule 12b-2 of the regulations promulgated under the Securities Exchange Act of 1934, as amended.

"Agreement" has the meaning set forth in the preamble to this Agreement, together with the Schedules and Exhibits hereto, as the same may be amended from time to time.

"ANI" means American Nuclear Insurers.

"Announcement Date" means August 7, 2000.

"Application" means all necessary or appropriate actions to request NRC approval in respect of a Transfer of License for a Facility, including a change in the operator of such Facility.

"Asset Demarcation Agreement" means the Asset Demarcation Agreement between the Buyer and the Lead Participants, for themselves and on behalf of the other Sellers, in substantially the form attached hereto as Exhibit C.

"Assignment and Assumption Agreement" means the Assignment and Assumption Agreement between the Buyer and the relevant party thereto, in substantially the form attached hereto as Exhibit D.

"Associate Participants" has the meaning set forth in the Sharing
Agreement.

"Assumed Liabilities" has the meaning set forth in Section 2.3.

"Atomic Energy Act" means the Atomic Energy Act of 1954, as amended, 42 U.S.C. Section 2011 et seq., or any successor statute.

"Authorization Agreements" means those agreements between CL&P and another Seller, in which such other Seller has appointed CL&P as its agent for the purposes of the transactions contemplated by this Agreement and the Related Agreements.

"Bankruptcy Code" means Title 11 of the United States Code entitled

"Bankruptcy," as now or hereafter in effect, or any successor statute.

"Bill of Sale" means the Bill of Sale, in substantially the form of Exhibit B attached hereto.

"Bond Counsel" has the meaning set forth in Section 5.8(d)(ii).

"Business Day" means any day other than a Saturday, Sunday or day on which banks are legally closed for business in New York, New York.

"Business Plan" means the program of NNECO referred to as "Focus 2000".

"Buyer" has the meaning set forth in the preamble above, and includes any Person who becomes the Buyer pursuant to Section 11.5.

"Buyer Indemnified Parties" has the meaning set forth in Section 9.3.

"Buyer Regulatory Approvals" means those approvals identified on
Schedule 6.1(c) attached hereto to be obtained by the Buyer as a condition to the Buyer's obligations under this Agreement.

"Buyer's Decommissioning Fund" has the meaning set forth in Section
5.10.

"Buyer's Nonqualified Decommissioning Fund" has the meaning set forth in
Section 5.10(a).

"Buyer's Plan" has the meaning set forth in Section 5.7(c).

"Buyer's Qualified Decommissioning Fund" has the meaning set forth in
Section 5.10(a).

"Buyer's Representative" has the meaning set forth in Section 5.4.

"Cash" means cash and cash equivalents (including marketable securities and short term investments) calculated in accordance with GAAP.

"C.G.S." means Connecticut General Statutes.

"CL&P" has the meaning set forth in the preamble of this Agreement.

"Closing" has the meaning set forth in Section 2.10.

"Closing Date" has the meaning set forth in Section 2.10.

"Closing Party" and "Closing Parties" have the meanings as set forth in
Section 9.2.

"CMLP" has the meaning set forth in the preamble to this Agreement.

"CMP" has the meaning set forth in the preamble to this Agreement.

"COBRA" means the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended and the applicable regulations promulgated thereunder.

"Code" means the Internal Revenue Code of 1986, as amended.

"Cold and Dark" means that Millstone Unit 1 has been placed in a SAFSTOR condition (as defined in Article 1.14 of the Entergy Contract) and includes completion of the following activities: (i) all Millstone Unit 1 systems, other than those required to support the spent fuel pool cooling or, as appropriate, continuing decommissioning activities including SAFSTOR, shall be deenergized, drained of fluids, and placed in a secure and stable configuration; (ii) all loose waste, debris and hazardous or flammable materials for Millstone Unit 1 have been removed, (iii) all plant separation projects for Millstone Unit 1 have been completed, and (iv) Millstone Unit 1 has been placed in a safe and secure storage condition.

"Cold and Dark Adjustment" has the meaning set forth in Section 5.10(d).

"Collective Bargaining Agreements" has the meaning set forth in Section
3.2(h).

"Commercial Arbitration Rules" has the meaning set forth in Section
12.2.

"Commercially Reasonable Efforts" means efforts which are designed to enable a Party, directly or indirectly, to satisfy its obligations hereunder or otherwise assist in the consummation of the transactions contemplated by this Agreement and which do not require the performing Party to expend any funds or assume liabilities other than expenditures and liabilities which are customary and reasonable in nature and amount in transactions of the kind and nature contemplated by this Agreement.

"Contested Proceeding" when used in connection with a Transfer of License, means a proceeding commenced by the issuance of a "notice of hearing" under 10 C.F.R. Section 2.104 or Section 2.105 Subsection (e)(2), as the case may be.

"Coordination Date" has the meaning set forth in Section 6.3(a).

"Decommissioning" means the complete retirement and removal of the Facilities from service and the restoration of the Site of such Facility, as well as any planning and administrative activities incidental thereto, including but not limited to (a) the dismantlement, decontamination and/or safe storage of the Facilities, in whole or in part, and any reduction or removal, whether before or after termination of the applicable NRC License, of radioactivity at the Site, and (b) all activities, necessary for the retirement, dismantlement, and decontamination of the Facilities to comply with all applicable requirements of the Atomic Energy Act, the NRC's rules, regulations, orders and pronouncements thereunder, the NRC Licenses, any related decommissioning plan, Environmental Laws and other applicable Laws.

"Decommissioning Funds" means the Qualified Decommissioning Funds and the Nonqualified Decommissioning Funds.

"Decommissioning Trust Agreements" means for each Facility, the Trust Agreement dated December 1, 1999 among CL&P and WMECO, and Mellon Bank, N.A., as Trustee.

"Decommissioning Trust Closing Amount" means the amount determined pursuant to Section 5.10(b).

"Decommissioning Trusts" means the irrevocable trusts created pursuant to the Decommissioning Trust Agreement, consisting of assets held in Qualified Decommissioning Funds and Nonqualified Decommissioning Funds.

"Deed" means the Deed for the Real Property and Improvements substantially in the form of Exhibit A attached hereto.

"DEP" has the meaning set forth in Section 5.12.

"Disclosing Party" has the meaning set forth in the definition of

"Proprietary Information".

"Dispute Representative" has the meaning set forth in Section 12.1.

"Disqualification Event" means any amendment to the Decommissioning
Trust Agreements which, assuming that the Qualified Decommissioning Funds were not disqualified at the Closing Date, would disqualify such Qualified Decommissioning Funds under (a) Section 468A of the Code and the Regulations promulgated thereunder as in effect on the Closing Date; (b) any final, temporary or proposed regulations published by the Department of Treasury; or
(c) any other written guidance published by the IRS.

"Divestiture Site Manager" means the project manager for the Millstone divestiture.

"DOE" means the U.S. Department of Energy or any successor thereto. "DOE Acceptable Credit Support" means (a) a DOE Acceptable Letter of Credit or (b) a DOE Acceptable Guaranty.

"DOE Acceptable Guarantor" means a Person with a rating of its long-term unsecured debt obligations of not less than both BBB-by S&P and Baa3 by Moody's.

"DOE Acceptable Guaranty" means a guaranty issued by a DOE Acceptable Guarantor, substantially in the form of Exhibit M attached hereto.

"DOE Acceptable Letter of Credit" means an irrevocable, unconditional standby letter of credit issued by an Eligible Financial Institution for the benefit of the Buyer having a drawing amount which shall be at least equal to the Estimated DOE Payment Amount that is payable or negotiable at an office of the Issuing Bank (or a corresponding bank thereof) in New York City, Connecticut or such other place as shall be acceptable to the Buyer.

"DOE Contract Amount" has the meaning set forth in Section 5.18.

"DOE Payment Amount" has the meaning set forth in Section 5.18.

"DOE Payment Date" has the meaning set forth in Section 5.18.

"DOE Standard Contracts" means the Contracts for Disposal of Spent
Nuclear Fuel and/or High Level Radioactive Waste, Nos. DE-CR-01-
83NE44399.000, DE-CR-01-83NE44467.000 and DE-CR-01-83NE44468.000, dated as of
June 30, 1983, between the United States of America, represented by the United States Department of Energy, and the Seller or its Affiliate.

"Dollars" or "$" means lawful currency of the United States of America.

"DPUC" means the Connecticut Department of Public Utility Control.

"DTC Guarantee" has the meaning set forth in Section 5.10(d)(ii).

"Effective Date" means the date on which this Agreement has been duly executed and validly delivered by the Parties.
"Eligible Acquired Assets Employees" means an Acquired Assets Employee whose age is between 50 and 54 as of the Announcement Date, and whose age plus years of credited service as determined under the Plan as of such Announcement Date equals or exceeds 65.

"Eligible Financial Institution" means a banking or other financial institution, the long term senior unsecured debt obligations of which is rated at least AA by S&P or Aa2 by Moody's.

"Emergency Preparedness Agreements" has the meaning set forth in Section
2.1(m).

"Emergency Preparedness Assets" has the meaning set forth in Section
2.1(m).

"Employee Benefit Plan" means any (a) nonqualified deferred compensation or retirement plan or arrangement which is an Employee Pension Benefit Plan,
(b) qualified defined contribution retirement plan or arrangement which is an Employee Pension Benefit Plan, (c) qualified defined benefit retirement plan or arrangement which is an Employee Pension Benefit Plan, (d) Employee Welfare Benefit Plan or material fringe benefit plan, program or arrangement or (e) profit sharing, bonus, stock option, stock purchase, equity, stock appreciation, deferred compensation, incentive, severance plan or other benefit plan.

"Employee Pension Benefit Plan" has the meaning set forth in ERISA
Section 3 Subsection (2).

"Employee Welfare Benefit Plan" has the meaning set forth in ERISA
Section 3 Subsection (1).

"Entergy Contract" means the Decommissioning Management Agreement, dated as of May 14, 1999, between NNECO and Entergy Nuclear, Inc., as amended by memorandum dated November 18, 1999 and by letters dated December 2, 1999 and December 15, 1999.

"Environment" means soil, land surface or subsurface strata, real property, surface waters (including navigable waters, ocean waters, streams, ponds, drainage basins and wetlands), groundwater, water body sediments, drinking water supply, stream sediments, ambient air (including indoor air), plant and animal life (including fish and all other aquatic life) and any other environmental medium or natural resource.

"Environmental Claim" means a claim by any Person based upon a breach of Environmental Law or an Environmental Liability alleging loss of life, injury to persons, property or business, damage to natural resources or trespass to property.

"Environmental Laws" means all applicable Laws and any binding administrative or judicial interpretations thereof relating to: (a) the regulation, protection and use of the Environment; (b) the conservation, management, development, control and/or use of land (including zoning laws and ordinances), natural resources and wildlife; (c) the management, manufacture, possession, presence, use, generation, transportation, treatment, storage, disposal, release, threatened release, abatement, removal, remediation, or handling of, or exposure to, any Hazardous
Substances; or (d) noise; and includes, without limitation, the following federal statutes (and their implementing regulations): the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended;
the Solid Waste Disposal Act, as amended, 42 U.S.C. Section 6901 et seq.; the Federal Water Pollution Control Act of 1972, as amended, 33 U.S.C. Section
1251 et seq.; the Toxic Substances Control Act of 1976, as amended, 15 U.S.C.
Section 2601 et seq.; the Clean Air Act of 1966, as amended, 42 U.S.C. Section 7401 et seq.; the Federal Insecticide, Fungicide, and Rodenticide Act, as amended, 7 U.S.C. Section 136 et seq.; the Coastal Zone Management Act of 1972, as amended, 16 U.S.C. Section 1451 et seq.; the Oil Pollution Act of 1990, as amended, 33 U.S.C. Section 2701 et seq.; the Rivers and Harbors Act of 1899, as amended, 33 U.S.C. Section 401 et seq.; the Hazardous Materials Transportation Act, as amended, 49 U.S.C. Section 1801 et seq.; the Endangered Species Act of 1973, as amended, 16 U.S.C. Section 1531 et seq.; the Safe Drinking Water Act of 1974, as amended, 42 U.S.C. Section 300(f) et seq.; and all analogous or comparable state statutes and regulations, including, without limitation, the Connecticut Transfer Act, as amended, C.G.S. Section 22a-134 et seq.; and the Connecticut Remediation Standard Regulations, R.C.S.A. Section 22a-133k-1 et seq.

"Environmental Liabilities" means any Liability under or related to former or current Environmental Laws or the common law, whether such liability or obligation or responsibility is known or unknown, contingent or accrued, arising as a result of or in connection with (a) any violation or alleged violation of Environmental Laws, prior to, on or after any Closing Date, with respect to the ownership, operation or use of the Acquired Assets;
(b) loss of life, injury to persons, property or business or damage to natural resources (whether or not such loss, injury or damage arose or was made manifest before any Closing Date or arises or becomes manifest after any Closing Date), caused (or allegedly caused) by the presence or Release of Hazardous Substances at, on, in, under, above, adjacent to or migrating from the Acquired Assets prior to, on or after any Closing Date, including, but not limited to, Hazardous Substances contained in building materials at the Acquired Assets or in the atmosphere, soil, surface water, sediments, groundwater, landfill cells, or in other environmental media at or adjacent to the Acquired Assets; (c) the investigation and/or Remediation (whether or not such investigation or Remediation commenced before any Closing Date or commences after any Closing Date) of Hazardous Substances that are present or have been Released prior to, on or after any Closing Date at, on, in, under, above, adjacent to or migrating from the Acquired Assets, including, but not limited to, Hazardous Substances contained in building materials at the Acquired Assets or in the atmosphere, soil, surface water, sediments, groundwater, landfill cells, or in other environmental media at or adjacent to the Acquired Assets; (d) subject to the provisions of Section 5.15, compliance with applicable Environmental Laws prior to, on or after any Closing Date with respect to the ownership or operation or use of the Acquired Assets; (e) loss of life, injury to persons, property or business or damage to natural resources caused (or allegedly caused) by the offsite disposal, storage, transportation, discharge, Release or recycling, or the arrangement for such activities, of Hazardous Substances, prior to, on or after any Closing Date, in connection with the ownership or operation of the Acquired Assets; and (f) the investigation and/or remediation of Hazardous Substances that are disposed, stored, transported, discharged, Released, recycled, or the arrangement of such activities, prior to, on or after the Closing Date, in connection with the ownership or operation of the Acquired Assets.

"ERISA" means the Employee Retirement Income Security Act of 1974, as amended.

"Estimated Adjustment" has the meaning set forth in Section 2.6(c)(i).

"Estimated Closing Statement" has the meaning set forth in Section
2.6(c)(i).

"Estimated DOE Payment Amount" means, with respect to a DOE Letter of Credit, the estimated amount determined pursuant to the DOE Standard Contract, that would be payable for the one time fee obligation to the DOE assuming that such payment is due on the date six months after the issuance of such DOE Acceptable Letter of Credit, or such lesser amount as shall be agreed upon by the Buyer and the Lead Participants.

"Estimated Facilities Purchase Price Adjustment" has the meaning set forth in Section 2.6(c)(i).

"Estimated Fuel Purchase Price Adjustment" has the meaning as set forth in Section 2.6(c)(i).

"Estoppel Certificate" means the Estoppel Certificate executed by the parties to the Leases and Material Contracts, which Leases and Material Contracts having a remaining unperformed value greater than $50,000 (other than the Sellers), substantially in the form of Exhibit K attached hereto.

"Event of Loss" has the meaning set forth in Section 5.11.

"Excluded Assets" has the meaning set forth in Section 2.2.

"Excluded Liabilities" has the meaning set forth in Section 2.4.

"Exhibits" means the exhibits to this Agreement.

"Facilities Purchase Price" has the meaning set forth in Section 2.5(a).

"Facilities Purchase Price Adjustment" has the meaning set forth in
Section 2.6(c)(ii).

"Facility" means any of Millstone Units 1, 2 or 3 and "Facilities" means any two or more of Millstone Units 1, 2 and 3.

"FERC" means the Federal Energy Regulatory Commission, or its regulatory successor, as applicable.

"Final Safety Analysis Report" or "FSAR" means the report, as updated, that is required for the Facilities in accordance with the requirements of 10 C.F.R. Section 50.71(e).

"FIRPTA Affidavit" means the affidavit to be delivered by each Seller at the Closing at which it is transferring its Ownership Shares in substantially the form of Exhibit G attached hereto.

"Fitchburg" has the meaning set forth in the preamble to this Agreement.

"Fuel Purchase Price" has the meaning set forth in Section 2.5(a).

"Fuel Purchase Price Adjustment" has the meaning set forth in Section
2.6(c)(ii).

"Fuel Trust" means the Niantic Bay Fuel Trust financing arrangements entered into by CL&P and WMECO.

"GAAP" means United States generally accepted accounting principles as in effect from time to time.

"Good Utility Practices" means any of the practices, methods and acts engaged in or approved by a significant portion of the electric utility industry during the relevant time period, or any of the practices, methods or acts which, in the exercise of reasonable judgment in light of the facts known at the time the decision was made, could have been expected to accomplish the desired result at a reasonable cost consistent with good business practices, reliability, safety and expedition. Good Utility Practices are not intended to be limited to the optimum practice, method or act to the exclusion of all others, but rather to be acceptable practices, methods or acts generally accepted in the region.

"Governmental Authority" means any federal, state, local or other governmental, regulatory or administrative agency, commission, department, board, or other governmental subdivision, court, tribunal, arbitral body or other governmental authority.

"Hart-Scott-Rodino Act" means the Hart-Scott-Rodino Antitrust
Improvements Act of 1976, as amended.

"Hazardous Material" or "Hazardous Materials" means oil and hazardous materials or wastes, air emissions, hazardous or toxic substances, wastewater discharges and any chemical, material or substance or other emissions that may give rise to Liability under, or is listed or regulated under, applicable Environmental Laws as a "hazardous" or "toxic" substance or waste, or as a

"contaminant," or is otherwise listed or regulated under applicable Laws because it poses a hazard to human health or the environment.

"Hazardous Substance" means any Hazardous Material or Radioactive
Material, including any substance that may be both a Hazardous Material and a Radioactive Material.

"High Level Waste" means (a) Spent Nuclear Fuel and other radioactive material that constitutes greater than Class C material, (b) liquid wastes resulting from the operation of the first cycle solvent extraction system, or its equivalent, and the concentrated wastes from subsequent extraction cycles, or their equivalent, in a facility for reprocessing irradiated reactor fuel, or (c) solids into which such liquid wastes have been converted.

"Improvements" means all buildings, structures (including all fuel handling and storage facilities), machinery and equipment, fixtures, construction in progress, including all piping, cables and similar equipment forming part of the mechanical, electrical, plumbing or HVAC infrastructure of any building, structure or equipment, located on and affixed to the Sites, or used in or for the operation of the Facilities.

"Income Tax" means any federal, state, local or foreign Tax (a) based upon, measured by or calculated with respect to net income, profits or receipts (including, without limitation, capital gains Taxes and minimum Taxes) or (b) based upon, measured by or calculated with respect to multiple bases (including, without limitation, corporate franchise taxes) if one or more of the bases on which such Tax may be based, measured by or calculated with respect to, is described in clause (a), in each case together with any interest, penalties or additions to such Tax.

"Indemnified Party" has the meaning set forth in Section 9.6(a).

"Indemnifying Party" has the meaning set forth in Section 9.6(a).

"Independent Accounting Firm" means an independent accounting firm of national standing as is mutually appointed by the Buyer and the Sellers.

"Independent Appraiser" has the meaning set forth in Section 2.8.

"Initial Closing" has the meaning set forth in Section 6.3.

"Initial Closing Date" has the meaning set forth in Section 2.10.

"INPO" means Institute of Nuclear Power Operations.

"Intellectual Property" means all trade secrets, copyrights, copyright applications, patents, patent applications, patent rights, trademarks, trademark applications, trade names, service marks, service mark applications, computer programs and other computer software, inventions, designs, samples, specifications, schematics, know-how, proprietary processes, domain names, websites, source and object code and other intellectual property rights.

"Interconnection Agreement" means the Interconnection Agreement between the Buyer and CL&P substantially in the form of Exhibit E attached hereto. "Interim Period" means that period of time commencing on the Effective Date and ending on the Initial Closing Date.

"Interim Services Agreement" means the Interim Services Agreement between the Buyer and the Lead Participants or their Affiliates, substantially in the form of Exhibit L attached hereto.

"Inventory" or "Inventories" means all materials and supplies
(designated as "Materials and Supplies" in books and records of the Sellers) including fuel inventories (excluding Nuclear Fuel or Spent Nuclear Fuel), materials, spare parts, consumable supplies and chemical and gas inventories located at the Sites, in transit to the Sites or identified in any Schedule to the extent owned and paid for by the Sellers for use at the Sites prior to Closing.

"IRS" means the Internal Revenue Service or any successor agency.

"IRS Ruling Amount" has the meaning set forth in Section 3.2(v).

"ISO-NE" means ISO New England Inc., or its successor.

"Issuing Bank" means, as of a Closing Date and at anytime thereafter, any Eligible Financial Institution that issues a DOE Acceptable Letter of Credit.

"Knowledge" means the actual, current knowledge of a Party's board of directors, board of trustees, plant managers, and directors, any of its statutory or non-statutory officers charged with responsibility for the function, or any person who reports directly to such board, trustees, plant managers, directors or officers, at the relevant time or, with respect to any certificate delivered pursuant to this Agreement, on the date of delivery of the certificate.

"Laws" means all laws, rules, regulations, codes, injunctions, judgments, orders, decrees, rulings, interpretations, constitution, ordinance, common law, or treaty, of any Governmental Authority.

"Lead Participant Rights Agreement" means the Lead Participant Rights Agreement between the Buyer and the Lead Participants, in substantially the form of Exhibit J attached hereto.

"Lead Participants" has the meaning set forth in the third clause of the preamble to this Agreement. Solely for the purposes of this Agreement, "Lead Participants" shall mean CL&P and WMECO regardless of whether either CL&P or WMECO has transferred its status under the Sharing Agreement to the other or to the Buyer.

"Leases" has the meaning set forth in Section 2.1(d).

"Liability" or "Liabilities" means any liability or obligation (whether known or unknown, whether asserted or unasserted, whether absolute or contingent, whether accrued or unaccrued, whether liquidated or unliquidated, whether incurred, consequential or punitive and whether due or to become due), including any liability for Taxes. Without limiting the generality of the foregoing, in the case of the NRC Licenses "Liabilities" shall include NRC Commitments.

"Licensed Intellectual Property" means the Intellectual Property that Sellers have licensed from third parties as set forth on Schedule 2.1(w).

"Lien" means any mortgage, pledge, lien, security interest, charge, claim, equitable interest, infringement of a third party patent, copyright, trade secret or other intellectual property right, encumbrance, restriction on transfer, conditional sale or other title retention device or arrangement (including, without limitation, a capital lease), transfer for the purpose of subjection to the payment of any indebtedness, or restriction on the creation of any of the foregoing, whether relating to any property or right or the income or profits therefrom; provided, however, that the term "Lien" shall not include any Permitted Encumbrances.

"Losses" has the meaning set forth in Section 9.3.

"Low Level Waste" means waste material which contains radioactive nuclides emitting either or both primarily beta or gamma radiation, in concentrations or quantities which exceed applicable federal or state standards for unrestricted release; provided that Low Level Waste shall not include any waste containing more than ten (10) nanocuries of transuranic contaminants per gram of material, Spent Nuclear Fuel, or material classified as either High Level Waste or waste which is unsuited for disposal by near-surface burial under any applicable federal regulations.

"Lyndonville" has the meaning set forth in the preamble to this Agreement.

"Major Loss" has the meaning set forth in Section 5.11(b).

"Material Adverse Effect" means any loss, claim, or occurrence related to the Acquired Assets (i) which would reasonably be expected to require the expenditure within five years following the Effective Date or the Closing Date of singly in excess of $1,000,000, or in excess of $5,000,000 in the aggregate or (ii) which would reasonably be expected to result in a cumulative loss of the generating capacity of the Facilities of 330,000 MwH or more over an eighteen (18) month period, other than normal and routine operating events and evolutions; provided, however, that Material Adverse Effect shall not include any change (or changes taken together) generally affecting the international, national, regional or local wholesale or retail electric industry as a whole or nuclear generating facilities or their operators as a whole which does not affect the Acquired Assets or the Parties in any manner or degree significantly different than the industry as a whole, including (a) changes in markets for electric power or fuel used in connection with the Acquired Assets or (b) changes (individually or taken together) in the North American, national, regional or local electric transmission systems or operations thereof; provided, further, that any loss, claim, occurrence, change or effect that is cured prior to the Closing Date at the Sellers' expense shall not be considered a Material Adverse Effect.

"Material Contracts" has the meaning set forth in Section 2.1(f).

"Millstone" has the meaning set forth in the preamble to this Agreement.

"Minimum Employment Period" has the meaning set forth in Section 5.7(b).

"Moody's" means Moody's Investors Service, Inc. or any successor or organization thereto.

"Mortgage Indenture" means the First Mortgage Indenture and Deed of
Trust dated May 1, 1921 between CL&P and the trustee named therein, as amended and supplemented to the date hereof and any other similar instrument or agreement entered into by any Seller.

"Multiemployer Plan"  has the meaning set forth in ERISA Section 3(37).

"NEI" means Nuclear Energy Institute.

"NEIL" means Nuclear Electric Insurance Limited.

"NEP" has the meaning set forth in the preamble to this Agreement.

"NEPOOL" means the New England Power Pool, established by the NEPOOL Agreement, or its successor.

"NEPOOL Agreement" means the New England Power Pool Agreement, dated September 1, 1971, as amended by the Restated New England Power Pool Agreement filed with FERC on June 22, 1998, as finally approved by FERC and as further amended from time to time.

"Net Cash Value" means, as applied to the assets of the Decommissioning Funds, the Qualified Decommissioning Fund or the Nonqualified Decommissioning Fund, the liquidated, after-tax value of the underlying assets in the hands of the Buyer.

"NNECO" has the meaning set forth in the preamble to this Agreement.

"Non-Assigned Contract" has the meaning set forth in Section 2.2(k).

"Nonqualified Decommissioning Funding Amount" means the Net Cash Values shown for each Seller for each Unit in the column titled "Non-qualified" on
Schedule 5.10(b).

"Nonqualified Decommissioning Funds" means the external trust funds that do not meet the requirements of Code Section 468A or Treas. Reg. Section 1.468A-5, maintained by the Sellers with respect to the Facilities prior to the Closing pursuant to such Seller's Decommissioning Trust Agreement.

"NRC" means the United States Nuclear Regulatory Commission, as established by Section 201 of the Energy Reorganization Act of 1974, as amended, 42 U.S.C. Section 5841, or any successor commission, agency or officer.

"NRC Commitments" means all written commitments made by the Lead
Participants or NNECO, as documented in their NRC commitment tracking system, to the NRC.

"NRC Licenses" means any and all licenses, Permits, approvals or other official acts by the NRC on the basis of which the Sellers are authorized to own, possess and operate the Facilities and Nuclear Materials prior to the Closing Date, including but not limited to Facility Operating License Nos. DPR-21, DPR-65 and NPF-49, and on the basis of which the Buyer is authorized to own, possess and operate the Facilities and Nuclear Materials after the Closing Date.

"NRC Staff" means the regulatory staff of the NRC.

"Nuclear Fuel" means all fuel assemblies in the Facility reactors on a Closing Date and any irradiated fuel assemblies that have been temporarily removed from the Facility reactors as of a Closing Date and all unirradiated fuel assemblies awaiting insertion into the Facility reactors, as well as all fuel constituents in any stage of the fuel cycle which are in the process of fabrication for use in a Facility, which are owned by the Sellers on a Closing Date or which have been or will be purchased by the Sellers pursuant to the Material Contracts listed in Schedule 2.1(f).

"Nuclear Fuel Contracts" means contracts between the Lead Participants or any Affiliate and a Third Party providing for the purchase and sale of Nuclear Fuel for one or more of the Facilities.

"Nuclear Insurance Policies" means all insurance policies carried by or for the benefit of the Sellers with respect to the ownership, operation or maintenance of the Facilities, including all liability, property damage and business interruption policies in respect thereof. Without limiting the generality of the foregoing, the term "Nuclear Insurance Policies" includes all policies issued or administered by ANI or NEIL.

"Nuclear Laws" mean all Federal, state, local, provincial, foreign and international civil and criminal laws, regulations, rules, ordinances, codes, decrees, judgments, directives, or judicial or administrative orders relating to the regulation of nuclear power plants, source material, byproduct material and special nuclear materials (as defined in the Atomic Energy Act); the regulation of Low Level Waste and High Level Waste; the transportation and storage of Nuclear Materials; the regulation of safeguards information; the regulation of nuclear fuel; the enrichment of uranium; the disposal and storage of High Level Waste and Spent Nuclear Fuel; contracts for any payments into the Nuclear Waste Fund; and as applicable, the antitrust laws and the Federal Trade Commission Act to specified activities or proposed activities of certain licenses of commercial nuclear reactors, but shall not include Environmental Laws. "Nuclear Laws" include the Atomic Energy Act of 1954, as amended (42 U.S.C. Section 2011 et seq.); the Price-Anderson Act (Section 170 of the Atomic Energy Act of 1954, as amended); the Energy Reorganization Act of 1974 (42 U.S.C. Section 5801 et seq.); Convention on the Physical Protection of Nuclear Material Implementation Act of 1982 (Public Law 97-351; 96 Stat. 1663); the Foreign Assistance Act of 1961
(22 U.S.C. Section 2429 et seq.); the Nuclear Non-Proliferation Act of 1978 (22 U.S.C. Section 3201); the Low-Level Radioactive Waste Policy Act
(42 U.S.C. Section 2021b et seq.); the Nuclear Waste Policy Act, (42 U.S.C.
Section 10101 et seq., as amended); the Low-Level Radioactive Waste Policy Amendments Act of 1985 (42 U.S.C. Section 2021d, 471); and the Energy Policy Act of 1992 (4 U.S.C. Section 13201 et seq.); and any state or local laws analogous to the foregoing.

"Nuclear Material" means any source, special nuclear or byproduct material, as defined in the Atomic Energy Act of 1954, as amended.

"NUSCO" means Northeast Utilities Service Company, a wholly owned subsidiary of Northeast Utilities and an Affiliate of CL&P and WMECO.

"Offsite Hazardous Substance Facility" means a location, other than a Site or Facility, which regularly accepts or accepted Hazardous Substances from the Sellers and other Persons.

"Other Assigned Contracts" has the meaning set forth in Section 2.1(o).

"Other Related Assets" has the meaning set forth in Section 2.1(u).

"Owned Intellectual Property" means the Intellectual Property that was developed by or is otherwise owned by the Sellers as set forth on Schedule 2.1(p).

"Ownership Share" means, with respect to each Seller and expressed as a percentage, the undivided ownership interest and obligation, as tenant in common of such Seller in the Acquired Assets as set forth in Schedule 1 and for the avoidance of doubt, except for CL&P and WMECO, the other Sellers (including UI) own an Ownership Share in Millstone Unit 3 only.

"Panel" has the meaning set forth in Section 12.1.
"Participants" means those Persons that are parties to the Sharing
Agreement.

"Party" and "Parties" have the meanings set forth in the preamble to this Agreement.

"PC Bondholders" has the meaning set forth in Section 5.8(d).

"Permits" means all certificates, licenses, permits, franchises, approvals, consents, orders, exemptions, decisions and other actions of a Governmental Authority pertaining to a particular Acquired Asset, the Facilities and the Sites or the ownership, operation or use thereof.

"Permitted Encumbrances" means and includes: (a) liens for Taxes or other charges or assessments by any Governmental Authority to the extent that the payment thereof is not in arrears or otherwise not due or is being contested in good faith by appropriate proceedings provided that no lien will attach to any of the Acquired Asset during such contest; (b) encum-brances in the nature of zoning restrictions, building and land use laws, ordinances, orders, decrees, restrictions or any other conditions imposed by or pursuant to any agreement with any Governmental Authority provided the same do not materially detract from operation or use of such property or in the business conducted at the Facilities; (c) easements (including without limitation, the Seller Reserved Easements) granted or reserved by an instrument executed in connection with this Agreement or the Related Agreements or the transactions contemplated hereby or thereby, but excluding such encumbrances that secure indebtedness; (d) deposits or pledges made in connection with, or to secure payment of, workers' compensation, unemployment insurance, pension programs mandated under applicable laws or other social security regulations; (e) statutory or common law liens in favor of carriers, warehousemen, mechanics and materialmen, statutory or common law liens to secure claims for labor, materials or supplies and other like liens, which secure obligations to the extent that payment thereof is not in arrears or otherwise due; (f) any lien or title imperfection with respect to the Acquired Assets created by or resulting from any act or omission of the Buyer; and (g) any exception set forth in Schedule 2.1(a)(ii) as could not reasonably be expected to have a Material Adverse Effect, other than the exceptions for (i) parties in possession (other than those disclosed in Schedule 2.1(a)(ii), if any), (ii) unfiled mechanics' and materialmen's liens; and (iii) any first mortgage indentures or other mortgages or security interests.

"Person" means an individual, a partnership, a corporation, an association, a joint stock company, a trust, a joint venture, a limited liability company, an unincorporated organization, or a governmental entity (or any department, agency, or political subdivision thereof).

"Plan" has the meaning set forth in Section 5.7(c)(i).

"Plant Agreement" means the Amended and Restated Plant Agreement dated as of December 1, 1984 among NNECO, CL&P and WMECO.

"Plant Employee" has the meaning set forth in Section 5.7(b).

"Plant Employee Disclosure Letter" has the meaning set forth in Section
3.2(h).

"Pollution Control Facilities" has the meaning set forth in Section
5.8(d).

"Pollution Control Bonds" has the meaning set forth in Section 2.4(r).

"Post-Closing Statement" has the meaning set forth in Section
2.6(c)(ii).

"Pre-1983 Spent Nuclear Fuel" means any spent nuclear fuel assemblies or portions thereof and in-core burned fuel accumulated at the Facilities prior to June 17, 1983.

"Pre-Approved Capital Expenditures" means those capital expenditures set forth on Schedule 5.3.

"Private Letter Ruling Requests" has the meaning set forth in Section
5.22.

"Proposed Improvements" has the meaning set forth in Section 5.3(c).

"Proprietary Information" means this Agreement, the Related Agreements, and all information about a Party or its properties or operations furnished by such Party (the "Disclosing Party") or its Representatives to the other Party (the "Receiving Party") or its Representatives, and marked or designated in writing by the Disclosing Party as "confidential," regardless of the manner or medium in which it is furnished. Proprietary Information does not include information that (a) is or becomes generally available to the public, other than as a result of a disclosure by the Receiving Party or its Representatives in violation of this Agreement; (b) was available to the Receiving Party on a nonconfidential basis prior to its disclosure by the Disclosing Party or its Representatives; (c) becomes available to the Receiving Party on a nonconfidential basis from a Person, other than the Disclosing Party or its Representatives, each of whom, to the Receiving Party's Knowledge, is not otherwise bound by a confidentiality agreement with the Disclosing Party or its Representatives, or is not otherwise under any obligation to the Disclosing Party or any of its Representatives not to transmit the information to the Receiving Party or its Representatives, or
(d) the Disclosing Party discloses to others on a non-confidential basis.

"PSNH" has the meaning set forth in the preamble to this Agreement.

"Qualified Decommissioning Funding Amount" means the Net Cash Values shown for each Seller for each Unit in the Column titled "Qualified" on
Schedule 5.10(b).

"Qualified Decommissioning Funds" means the external trust funds that meet the requirements of Code Section 468A and Treas. Reg. Section 1.468A-5, maintained by the Sellers with respect to the Facilities prior to the Closing pursuant to such Seller's Decommissioning Trust Agreement.

"Qualified Deposits" has the meaning set forth in Section 5.10(c).

"Radioactive Material" means any material that is radioactive or contaminated with radioactivity.

"Radioactive Waste Material" means Radioactive Material which is no longer fit for its intended purpose or has been disposed of or Released into the Environment except as authorized by applicable Laws. Radioactive Waste Material shall include any substance that is both Hazardous Material and Radioactive Material but shall not include Spent Nuclear Fuel.

"Real Property" has the meaning set forth in Section 2.1(a).

"Receiving Party" has the meaning set forth in the definition of Proprietary Information.

"Related Agreements" means the Deeds, Assignment and Assumption
Agreements, Bills of Sale, Asset Demarcation Agreement, Interconnection Agreement, Releases of Mortgage Indenture, Interim Services Agreement, Lead Participant Rights Agreement, Acceptable Credit Support and, if applicable, the DTC Guarantee and the DOE Acceptable Credit Support.

"Release" means any actual, threatened or alleged spilling, leaking, pumping, pouring, emitting, dispersing, emptying, discharging, injecting, escaping, leaching, dumping, or disposing of any Hazardous Substance into the Environment or within any building, structure, facility or fixture, that may cause an Environmental Liability (including the disposal or abandonment of barrels, containers, tanks or other receptacles containing or previously containing any Hazardous Substance).

"Release and Settlement Agreements" means those Release and Settlement Agreements, as amended, between Northeast Utilities, CL&P and WMECO and another Seller, in which the parties thereto have set forth certain agreements with respect to the transactions as contemplated by this Agreement and the other Related Agreements.

"Release of Mortgage Indenture" means a release of mortgage indenture, in the case of CL&P, substantially in the form of Exhibit F attached hereto.

"Relevant Facilities Purchase Price" has the meaning set forth in
Section 2.5(b).

"Relevant Fuel Purchase Price" has the meaning set forth in Section
2.5(b).

"Relevant Percentage" means the Unit 1 Relevant Percentage, the Unit 2 Relevant Percentage or the Unit 3 Relevant Percentage, as the case may be.

"Relevant Purchase Price" means the Relevant Facilities Purchase Price and the Relevant Fuel Purchase Price.

"Remaining Sellers" has the meaning set forth in Section 6.3

"Remediate" or "Remediation" means any or all of the following activities to the extent required to address the presence or Release of Hazardous Substances: (a) monitoring, investigation, assessment, treatment, cleanup containment, removal, mitigation, response or restoration work as well as obtaining any permits, consents, approvals or authorizations of any Governmental Authority necessary to conduct any such activity; (b) preparing and implementing any plans or studies for any such activity; (c) obtaining a written notice from a Governmental Authority with competent jurisdiction under Environmental Laws or a written opinion of a Licensed Environmental Professional (as defined in C.G.S. Section 22a - 133v) as contemplated by the relevant Environmental Laws and in lieu of a written notice from a Governmental Authority, that no material additional work is required; and (d) any other activities reasonably determined by a party to be necessary or appropriate or required under Environmental Laws.

"Representative" means, as to any Person, such Person's Affiliates and its and their directors, trustees, officers, employees, agents, consultants, advisors (including, without limitation, financial advisors, counsel and accountants).

"Requested Rulings" has the meaning set forth in Section 5.22.

"Required Assets" has the meaning set forth in Section 6.3.

"Required Nuclear Expenditure" means a capital expenditure that is (a) required in order to satisfy an order from the NRC, (b) required in order to preclude, forestall, or satisfy any form of NRC enforcement action (including, without limiting the generality of the foregoing, a so-called

"confirmatory action letter"), or (c) necessary in order to cause the Facilities to meet NRC regulations. Notwithstanding the foregoing, in no event shall capital expenditures for the repair or replacement of existing equipment, or to remedy the Sellers' past non-compliance with laws, be considered Required Nuclear Expenditures.

"Required Sellers" has the meaning set forth in Section 6.3.

"Rule of 85" has the meaning set forth in Section 5.7(c)(iii).

"Schedule" means a schedule to this Agreement.

"S&P" means Standard & Poor's Rating Group, a division of McGraw-Hill Corporation, or any successor organization thereto.

"SEC" means the Securities and Exchange Commission.

"Securities Exchange Act" means the Securities Exchange Act of 1934, as amended.

"Seller Environmental Liabilities" has the meaning set forth in Section
5.13.

"Seller Indemnified Parties" has the meaning specified in Section 9.4.

"Seller Regulatory Approvals" means those approvals identified on
Schedule 6.2(c) hereto to be obtained by each Seller as a condition to such Seller's obligations under this Agreement.

"Seller Reserved Easement" means an easement for use of any Real
Property set forth in Schedule 2.2(j).

"Seller" or Sellers" has the meaning set forth in the preamble to this Agreement.

"Sharing Agreement" means the Sharing Agreement - Connecticut Nuclear
Plant, dated as of September 1, 1973, as supplemented and amended, among the Participants in Millstone Unit 3.

"Site" means the Real Property forming part of, or used or usable in connection with, the operation of a Facility. "Sites" includes all Real Property described in Schedule 2.1(a)(i). Any reference to a Site shall include, by definition, the surface and subsurface elements, including the soils and groundwater present at such Site, and any reference to items "at the Site" shall include all items "at, on, in, upon, over, across, under and within" the Site.

"Specified Conditions Precedent" has the meaning set forth in Section
6.3.

"Spent Nuclear Fuel" means fuel and other radioactive materials associated with nuclear fuel assemblies that has been withdrawn from a nuclear reactor following irradiation, and has not been chemically separated into its constituent elements by reprocessing.

"Subsequent Closing" has the meaning set forth in Section 6.3

"Subsequent Closing Date" has the meaning set forth in Section 2.10.

"Supplemental Indenture" means a supplemental indenture between each Seller, the Buyer and the trustee named therein amending and supplementing the Decommissioning Trust Agreement in a manner acceptable to the Buyer and the Sellers, pursuant to which (a) the Buyer shall agree to assume the due and punctual performance of all Liabilities of each Seller arising after the relevant Closing Date under the relevant trust agreement, (b) the Buyer shall succeed to and be substituted for such Seller thereunder, and (c) the relevant trust agreement shall be amended as necessary to ensure that the Buyer has the right to appoint and remove the trustee and the investment manger and the ability to direct the investment of funds in the Decommissioning Trust in any investment permitted by applicable law, rule or regulation.

"T&D Assets" means those transmission and distribution assets described on Schedule 2.2(a).

"Taking" has the meaning set forth in Section 5.11.

"Tax" or "Taxes" means any federal, state, local, or foreign income, gross receipts, license, payroll, employment, excise, severance, stamp, occupation, premium, windfall profits, environmental (including taxes under Section 59A of the Code), customs duties, capital stock, franchise, profits, withholding, social security (or similar, including FICA), unemployment, disability, real property, recordation, personal property, sales, use, transfer, registration, value added, alternative or add- on minimum, estimated, or other tax of any kind whatsoever, including any interest, penalty, or addition thereto, whether disputed or not.

"Tax Basis" means the adjusted tax basis determined for federal income tax purposes under Section 1011(a) of the Code.

"Tax Return" means any return, declaration, report, claim for refund, or information return or statement relating to Taxes, including any schedule or attachment thereto, and including any amendment thereof.

"Technical Specifications" means the technical specifications included in the NRC License for the Facilities in accordance with the requirements of 10 C.F.R. Section 50.36.

"Third Party" means a Person who is not a Party, an Affiliate of a Party, a Representative of a Party, a Representative of an Affiliate of a Party or a shareholder of any of a Party, a Party's Affiliate or a Party's Representative.

"Third Party Claim" means any claim asserted by a Third Party.

"Title Commitment" has the meaning set forth in Section 3.2(r).

"Title Company" means, collectively, Commonwealth Land Title Insurance Company and Lawyers Title Insurance Company.

"Top Off Amount" has the meaning set forth in Section 5.10(c).

"Total Relevant Percentage" means, collectively, the Unit 1 Relevant Percentage, the Unit 2 Relevant Percentage and the Unit 3 Relevant Percentage.

"Transfer Act" has the meaning set forth in Section 5.12.

"Transfer of License" means the transfer of any of the NRC Licenses from the Sellers to the Buyer and includes any act for which the approval of the NRC is required by Atomic Energy Act Section 184 and 10 C.F.R. Section 50.80 or otherwise.

"Transferable Permits" has the meaning set forth in Section 2.1(e).

"Transition Committee" has the meaning set forth in Section 5.3(b).

"Transmission Support Agreement" means the Transmission Support
Agreement dated as of August 9, 1974, among CL&P, WMECO and the other Participants in Millstone Unit 3.

"Trustee" means the trustee of the Qualified Decommissioning Funds and the Nonqualified Decommissioning Funds.

"UI" has the meaning set forth in the preamble to this Agreement.

"Unit 1 Relevant Percentage" means for any Closing in which a Seller's Ownership Share in Unit 1 is being purchased by the Buyer, a percentage equal to the sum of the quotients of the Ownership Share of each Seller participating in such Closing divided by 100%.

"Unit 2 Relevant Percentage" means for any Closing in which a Seller's Ownership Share in Unit 2 is being purchased by the Buyer, a percentage equal to the sum of the quotients of the Ownership Share of each Seller participating in such Closing divided by 100%.

"Unit 3 Relevant Percentage" means for any Closing in which a Seller's Ownership Share in Unit 3 is being purchased by the Buyer, a percentage equal to the sum of the quotients of the Ownership Share of each Seller participating in such Closing divided by 92.38%.
"Unit 1 Facilities Purchase Price" has the meaning set forth in Section
2.5(a).

"Unit 2 Facilities Purchase Price" has the meaning set forth in Section
2.5(a).

"Unit 3 Facilities Purchase Price" has the meaning set forth in Section
2.5(a).

"Unit 1 Fuel Purchase Price" has the meaning set forth in Section
2.5(a).

"Unit 2 Fuel Purchase Price" has the meaning set forth in Section
2.5(a).

"Unit 3 Fuel Purchase Price" has the meaning set forth in Section
2.5(a).

"VEG&T" has the meaning set forth in the preamble to this Agreement.

"Vehicles" has the meaning set forth in Section 2.1(n).

"WARN Act" means the Workers Adjustment and Retraining Notification Act of 1988, as amended.

"WMECO" has the meaning set forth in the preamble to this Agreement.

"Year 2000 Compliance" means actions taken or to be taken by a Party to assure that any computer system, hardware, software, database, device and/or equipment (a) is designed (or has been modified) to be used prior to and after January 1, 2000, assuming that all other computer system hardware, software, devices or other equipment used in combination therewith will properly exchange data with it, (b) is operating and will operate without error with respect to dates or date-based, date-dependent or date-Related data prior to and after January 1, 2000, assuming that all other computer system hardware, software, devices or other equipment used in combination therewith will properly exchange date data with it, and (c) has not and will not be affected adversely by the advent of the year 2000 or subsequent years.

[signature pages follow]

IN WITNESS WHEREOF, the Parties hereto have executed this Agreement on the date first above written.


DOMINION RESOURCES, INC.
By /s/ Thomas F. Farrell

Name:  Thomas F. Farrell
Title: Executive Vice President

THE CONNECTICUT LIGHT AND POWER COMPANY
By /s/ Cheryl W. Grise
Name:  Cheryl W. Grise
Title: Senior Vice President, Secretary and General Counsel of Northeast
       Utilities Service Company, as Agent for THE CONNECTICUT LIGHT AND POWER COMPANY

WESTERN MASSACHUSETTS ELECTRIC COMPANY
By /s/ Cheryl W. Grise
Name:  Cheryl W. Grise
Title: Senior Vice President, Secretary and General Counsel of Northeast
       Utilities Service Company, as Agent for WESTERN MASSACHUSETTS ELECTRIC COMPANY

THE UNITED ILLUMINATING COMPANY
By /s/ James F. Crowe
Name:  James F. Crowe
Title: Group Vice President

CENTRAL MAINE POWER COMPANY
By /s/ Michael R. Cutter
Name:  Michael R. Cutter
Title: Vice President

CHICOPEE MUNICIPAL LIGHTING PLANT
By /s/ Barry W. Soden
Name:  Barry W. Soden
Title: General Manager

FITCHBURG GAS AND ELECTRIC LIGHT COMPANY
By /s/ Mark H. Collin
Name:  Mark H. Collin
Title: Vice President and Treasurer of Unitil

VILLAGE OF LYNDONVILLE ELECTRIC DEPARTMENT
By /s/ Clay O. Bailey
Name:  Clay O. Bailey
Title: Office Manager

NEW ENGLAND POWER COMPANY
By /s/ Terry L. Schwennesen
Name:  Terry L. Schwennesen
Title: Vice President

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
By /s/ Cheryl W. Grise
Name:  Cheryl W. Grise
Title: Senior Vice President, Secretary and General Counsel of Northeast
       Utilities Service Company, as Agent for PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

VERMONT ELECTRIC GENERATION AND TRANSMISSION COOPERATIVE
By /s/ Gleb Glinka, Esq,
Name:  Gleb Glinka
Title: Attorney, Glinka & Schwidde

NORTHEAST NUCLEAR ENERGY COMPANY
By /s/ Cheryl W. Grise
Name:  Cheryl W. Grise
Title: Senior Vice President, Secretary and General Counsel of Northeast
       Utilities Service Company, as Agent for NORTHEAST NUCLEAR
       ENERGY COMPANY


                               TABLE OF CONTENTS
                               -----------------
                                                                          Page
                                                                          ----
1.     Preamble                                                             1
2.     Acquisition of Assets by Buyer.                                      2
2.1.   Purchase and Sale of Assets.                                         2
2.2.   Excluded Assets.                                                     5
2.3.   Assumption of Liabilities.                                           7
2.4.   Liabilities Not Assumed.                                             8
2.5.   Consideration for Acquired Assets.                                  12
2.6.   Adjustment to Facilities Purchase Price and Fuel Purchase Price.    13
2.7.   Payment of Purchase Price Adjustments.                              16
2.8.   Allocation of Consideration.                                        17
2.9.   Proration.                                                          17
2.10.  The Closings.                                                       18
2.11.  Deliveries by the Sellers at the Closings.                          19
2.12.  Deliveries by the Buyer at the Closing Date.                        24
3.     Representations, Warranties and Disclaimers.                        26
3.1.   Representations and Warranties of Each Seller.                      26
3.2.   Representations and Warranties of Lead Participants.                29
3.3.   Disclaimers Regarding Acquired Assets.                              40
4.     Representations and Warranties of the Buyer.                        41
4.1.   Organization of the Buyer.                                          41
4.2.   Authority, Execution and Enforceability of Transactions.            42
4.3.   Noncontravention.                                                   42
4.4.   Consents and Approvals.                                             42
4.5.   Brokers' Fees.                                                      43
4.6.   Litigation.                                                         43
4.7.   Qualified Buyer.                                                    43
4.8.   WARN Act.                                                           43
4.9.   No Implied Warranties.                                              43
4.10.  Absence of Certain Events.                                          44
5.     Covenants.                                                          44
5.1.   General.                                                            44
5.2.   Notices, Consents and Approvals.                                    44
5.3.   Operation of Business During Interim Period.                        47
5.4.   Access and Investigations During Interim Period.                    50
5.5.   Certain Notices.                                                    53
5.6.   Further Assurances.                                                 54
5.7.   Employee Matters.                                                   56
5.8.   Cooperation after Initial Closing Date.                             58
5.9.   NEPOOL.                                                             62
5.10.  Funding of the Decommissioning Trusts.                              62
5.11.  Risk of Loss.                                                       65
5.12.  Connecticut Transfer Act.                                           67
5.13.  Discharge of Environmental Liabilities.                             67
5.14.  Nuclear Insurance.                                                  68
5.15.  Nonwaiver of Third Party Environmental Liabilities.                 68
5.16.  Control of Litigation.                                              68
5.17.  Availability of Funds.                                              69
5.18.  Cost of Disposal of Pre-1983 Spent Nuclear Fuel.                    69
5.19.  Department of Energy Decontamination and Decommissioning Fees.      70
5.20.  Cooperation Relating to Insurance and Price-Anderson Act.           70
5.21.  Acceptable Credit Support.                                          71
5.22.  Private Letter Ruling Requests.                                     71
5.23.  Credit Rating of Acceptable Guarantor.                              72
5.24.  NRC Commitments.                                                    72
5.25.  Exclusivity.                                                        72
5.26.  Outages.                                                            72
5.27   Nuclear Fuel                                                        72
6.     Conditions Precedent to Obligation to Close.                        73
6.1.   Conditions Precedent to Obligation of the Buyer to Close.           73
6.2.   Conditions Precedent to Obligation of the Sellers to Close.         76
6.3.   Initial and Subsequent Closings.                                    78
7.     Confidentiality.                                                    79
8.     Taxes.                                                              80
9.     Non-Survival; Effect of Closing and Indemnification.                82
9.1.   Survival of Representation and Warranties;
       Survival Covenants and Agreements.                                  82
9.2.   Effect of Closing.                                                  82
9.3.   Indemnity by Lead Participants.                                     82
9.4.   Indemnity by Buyer.                                                 83
9.5.   Exclusive and Limited Remedies.                                     84
9.6.   Notice; Defense of Claims.                                          85
9.7.   Net of Taxes and Insurance.                                         86
9.8.   Release.                                                            87
9.9.   No Recourse.                                                        87
10.    Termination.                                                        87
10.1.  Termination of Agreement.                                           87
10.2.  Effect of Termination.                                              91
11.    Miscellaneous.                                                      92
11.1.  Press Releases and Public Announcements.                            92
11.2.  No Third Party Beneficiaries.                                       92
11.3.  No Joint Venture.                                                   92
11.4.  Entire Agreement.                                                   92
11.5.  Succession and Assignment.                                          92
11.6.  Counterparts.                                                       93
11.7.  Headings.                                                           93
11.8.  Notices.                                                            94
11.9.  Governing Law.                                                      95
11.10. Change in Law.                                                      95
11.11. Consent to Jurisdiction and Venue.                                  95
11.12. Amendments and Waivers.                                             95
11.13. Severability.                                                       95
11.14. Expenses.                                                           96
11.15. Construction.                                                       96
11.16. Incorporation of Exhibits and Schedules.                            96
11.17. Specific Performance.                                               96
11.18. Dispute Negotiation.                                                96
11.19. Good Faith Covenant.                                                96
11.20. Set-Off.                                                            96
11.21. Bulk Transfer Act.                                                  96
11.22. Release and Settlement Agreements                                   97
12.    Dispute Resolution and Arbitration.                                 97
12.1.  Dispute Resolution.                                                 97
12.2.  Arbitration.                                                        97
13.    Definitions.                                                        98

Exhibits
A     Form of Deed
B     Form of Bill of Sale
C     Form of Asset Demarcation Agreement
D     Form of Assignment and Assumption Agreement
E     Form of Interconnection Agreement
F     Form of Release of Mortgage Indenture
G     Form of FIRPTA Affidavit
H     Form of Acceptable Guaranty
I     [RESERVED]
J     Form of Lead Participant Rights Agreement
K     Form of Estoppel Certificate
L     Form of Interim Services Agreement
M     Form of DOE Acceptable Guaranty

Schedules
Schedule 1 -         Sellers Ownership Shares
Schedule 2.1         NNECO Assets
Schedule 2.1(a)(i)   Real Property
Schedule 2.1(a)(ii)  Permitted Encumbrances
Schedule 2.1(b)      Spent Nuclear Fuel and Low Level Nuclear Waste
Schedule 2.1(c)      Personal Property
Schedule 2.1(d)      Leases
Schedule 2.1(e)      Transferable Permits
Schedule 2.1(f)      Material Contracts
Schedule 2.1(m)(i)   Emergency Preparedness Assets
Schedule 2.1(m)(ii)  Emergency Preparedness Agreements
Schedule 2.1(n)      Vehicles
Schedule 2.1(p)      Owned Intellectual Property
Schedule 2.1(q)      Nuclear Insurance Policies
Schedule 2.1(r)      Agreements for the Sale of Capacity or Energy
Schedule 2.1(u)      Other Related Assets
Schedule 2.1(v)      Emission Reduction Credits
Schedule 2.1(w)      Licensed Intellectual Property
Schedule 2.2(a)      T&D Assets
Schedule 2.2(d)      Rights to Sellers' Names
Schedule 2.2(j)      Seller Reserved Easements
Schedule 2.2(k)      Non-Assigned Contracts
Schedule 2.3(c)      Certain Assumed Liabilities
Schedule 2.4(r)      Pollution Control Bonds
Schedule 2.11(a)(xi) Consents, Waivers and Approvals
Schedule 2.11(a)(xv) Matters for Opinion from Counsel to Seller
Schedule 2.12(a)     Matters for Opinion from Counsel to Buyer
Schedule 3.1(c)      Matters of Contravention
Schedule 3.1(f)(i)   Regulation as a Utility
Schedule 3.1(f)(ii)  Regulation under PUHCA
Schedule 3.2(a)      Physical Condition of Improvements
Schedule 3.2(b)      Certain Changes or Events
Schedule 3.2(c)(i)   Compliance with Laws
Schedule 3.2(c)(ii)  Other Permits
Schedule 3.2(c)(iii) Reporting Compliance
Schedule 3.2(f)      Insurance
Schedule 3.2(g)      Litigation
Schedule 3.2(h)      Labor Matters
Schedule 3.2(i)      Environmental
Schedule 3.2(j)      Condemnation
Schedule 3.2(k)      Intellectual Property
Schedule 3.2(q)      Plant and Equipment
Schedule 3.2(r)      Title Commitments
Schedule 3.2(t)      Tax
Schedule 3.2(v)      Qualified Decommissioning Funds
Schedule 3.2(w)      Nonqualified Decommissioning Funds
Schedule 4.3         Matters of Contravention
Schedule 5.3         Pre-Approved Capital Expenditures
Schedule 5.7(b)(i)   Plant Employees
Schedule 5.7(b)(ii)  Certain Acquired Assets Employee Benefits and Severance
Schedule 5.7(c)(iv)  Pension Benefits
Schedule 5.7(d)      Employee Benefits Packages
Schedule 5.8(d)      Pollution Control Facilities
Schedule 5.10(b)     Decommissioning Trust Closing Amount
Schedule 6.1(c)      Buyer Regulatory Approvals
Schedule 6.2(c)      Seller Regulatory Approvals
Schedule             Example of Calculation of Relevant Percentage of the
                     Facilities Purchase Price and the Fuel Purchase Price


                                                                EXHIBIT 15





To Northeast Utilities:


We are aware that Northeast Utilities has incorporated by reference in its Registration Statements No. 33-34622, No. 33-40156, No. 33-44814, No. 33-63023,
No. 33-55279, No. 33-56537, No. 333-52413, No. 333-52415, and No. 333-85613,
its Form 10-Q for the quarter ended June 30, 2000, which includes our report dated August 9, 2000, covering the unaudited interim financial information contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.




                                       /s/ Arthur Andersen LLP
                                           -------------------
                                           Arthur Andersen LLP


Hartford, Connecticut
August 9, 2000