Form 10-Q
period 2000-09-30
NORTHEAST UTILITIES SYSTEM; CONNECTICUT LIGHT & POWER CO; WESTERN MASSACHUSETTS ELECTRIC CO; PUBLIC SERVICE CO OF NEW HAMPSHIRE; NORTH ATLANTIC ENERGY CORP /NH
filed 2000-11-13
CIK 72741, 23426, 106170, 315256, 880416

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2000
                                                 ------------------
                                       OR

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

                            Yes  X             No ___

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

Company - Class of Stock                      Outstanding at October 31, 2000
------------------------                      -------------------------------
Northeast Utilities
Common shares, $5.00 par value                143,630,028 shares

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

Western Massachusetts Electric Company
Common stock, $25.00 par value                590,093 shares

North Atlantic Energy Corporation
Common stock, $1.00 par value                 1,000 shares




                           GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report:

COMPANIES

Acumentrics....................... Acumentrics Corporation
CL&P.............................. The Connecticut Light and Power Company
Con Edison........................ Consolidated Edison, Inc.
Dominion.......................... Dominion Resources, Inc.
Mode 1............................ Mode 1 Communications, Inc.
NAEC.............................. North Atlantic Energy Corporation
NEON.............................. NEON Communications, Inc.
NGC............................... Northeast Generation Company
NNECO............................. Northeast Nuclear Energy Company
NU................................ Northeast Utilities
NU system......................... The Northeast Utilities system companies, including NU and its wholly owned operating
                                   subsidiaries: CL&P, PSNH, WMECO, NAEC,
                                   and Yankee Gas
NUSCO............................. Northeast Utilities Service Company
PSNH.............................. Public Service Company of New Hampshire
Select Energy..................... Select Energy, Inc.
WMECO............................. Western Massachusetts Electric Company
Yankee............................ Yankee Energy System, Inc.
Yankee Gas........................ Yankee Gas Services Company

NUCLEAR UNITS

Millstone 1....................... Millstone Unit No. 1, a 660 megawatt nuclear unit completed in 1970; Millstone 1 is
                                   currently in decommissioning status.
Millstone 2....................... Millstone Unit No. 2, an 870 megawatt nuclear electric generating unit completed
                                   in 1975
Millstone 3....................... Millstone Unit No. 3, a 1,154 megawatt nuclear electric generating unit completed
                                   in 1986
Seabrook.......................... Seabrook Unit No. 1, a 1,148 megawatt nuclear electric generating unit completed in 1986; Seabrook went into service in 1990.

REGULATORS

DEP.............................. Department of Environmental Protection
DPUC............................. Connecticut Department of Public
                                  Utility Control
DTE.............................. Massachusetts Department of
                                  Telecommunications and Energy
NHPUC............................ New Hampshire Public Utilities Commission
NRC.............................. Nuclear Regulatory Commission
NYPSC............................ New York Public Service Commission

OTHER

CFD Payments..................... Contract for Difference Payments
DIG.............................. Derivatives Implementation Group
EPS.............................. Earnings per share
FASB............................. Financial Accounting Standards Board
Fitch............................ Fitch IBCA
MW............................... Megawatts
NU 1999 Form 10-K................ The NU system combined 1999 Form 10-K as filed with the Securities and Exchange
                                  Commission
O&M.............................. Operation and maintenance
SAB.............................. Staff Accounting Bulletin
Settlement Agreement............. Agreement to Settle PSNH Restructuring
SFAS............................. Statement of Financial Accounting Standards


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

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations

          For the following companies:

          Northeast Utilities and Subsidiaries

               Consolidated Balance Sheets -
               September 30, 2000 and December 31, 1999................     2

               Consolidated Statements of Income -
               Three Months and Nine Months Ended
               September 30, 2000 and 1999.............................     4

               Consolidated Statements of Cash Flows -
               Nine Months Ended September 30, 2000 and 1999...........     5

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations...........     6

               Report of Independent Public Accountants................    19

          The Connecticut Light and Power Company and Subsidiaries

               Consolidated Balance Sheets -
               September 30, 2000 and December 31, 1999................    22

               Consolidated Statements of Income -
               Three Months and Nine Months Ended
               September 30, 2000 and 1999.............................    24

               Consolidated Statements of Cash Flows -
               Nine Months Ended September 30, 2000 and 1999...........    25

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations...........    26

          Public Service Company of New Hampshire

               Balance Sheets -
               September 30, 2000 and December 31, 1999................    34

               Statements of Income -
               Three Months and Nine Months Ended
               September 30, 2000 and 1999.............................    36

               Statements of Cash Flows -
               Nine Months Ended September 30, 2000 and 1999...........    37

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations...........    38

          Western Massachusetts Electric Company and Subsidiary

               Consolidated Balance Sheets -
               September 30, 2000 and December 31, 1999................    44

               Consolidated Statements of Income -
               Three Months and Nine Months Ended
               September 30, 2000 and 1999.............................    46

               Consolidated Statements of Cash Flows -
               Nine Months Ended September 30, 2000 and 1999...........    47

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations...........    48

          North Atlantic Energy Corporation

               Balance Sheets -
               September 30, 2000 and December 31, 1999................    54

               Statements of Income -
               Three Months and Nine Months Ended
               September 30, 2000 and 1999.............................    56

               Statements of Cash Flows -
               Nine Months Ended September 30, 2000 and 1999...........    57

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations...........    58

          Notes to Financial Statements (unaudited - all companies)....    61

Part II.  Other Information

          Item 1.  Legal Proceedings...................................    70

          Item 6.  Exhibits and Reports on Form 8-K....................    71

Signatures.............................................................    72



NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                            September 30,
                                                                2000        December 31,
                                                            (Unaudited)         1999
                                                           -------------   -------------
                                                               (Thousands of Dollars)
ASSETS
------

Utility Plant, at cost:
  Electric................................................ $  9,314,090    $  9,185,272
  Gas and other...........................................      847,856         226,002
                                                           -------------   -------------
                                                             10,161,946       9,411,274
     Less: Accumulated provision for depreciation.........    6,493,571       6,088,310
                                                           -------------   -------------
                                                              3,668,375       3,322,964
  Unamortized PSNH acquisition costs......................      303,123         324,437
  Construction work in progress...........................      206,513         177,504
  Nuclear fuel, net.......................................      118,550         122,529
                                                           -------------   -------------
     Total net utility plant..............................    4,296,561       3,947,434
                                                           -------------   -------------
Other Property and Investments:
  Nuclear decommissioning trusts, at market...............      762,686         711,910
  Investments in regional nuclear generating
   companies, at equity...................................       83,284          81,503
  Other, at cost..........................................      139,694          94,768
                                                           -------------   -------------
                                                                985,664         888,181
                                                           -------------   -------------
Current Assets:
  Cash and cash equivalents...............................      237,972         255,154
  Investments in securitizable assets.....................       62,635         107,620
  Receivables, net........................................      479,957         310,190
  Unbilled revenues.......................................       72,003          75,728
  Fuel, materials and supplies, at average cost...........      171,253         171,496
  Recoverable energy costs, net - current portion.........      109,882          73,721
  Prepayments and other...................................      226,863          77,371
                                                           -------------   -------------
                                                              1,360,565       1,071,280
                                                           -------------   -------------
Deferred Charges:
  Regulatory assets:
    Recoverable nuclear costs.............................    2,096,234       2,210,767
    Income taxes, net.....................................      598,942         636,563
    Deferred costs - nuclear plants.......................       50,287         111,588
    Unrecovered contractual obligations...................      265,375         349,189
    Recoverable energy costs, net.........................      197,349         228,166
    Other.................................................      152,814         106,166
  Unamortized debt expense................................       33,524          39,192
  Goodwill and other purchased intangible assets..........      336,221          23,542
  Other ..................................................      191,844          75,984
                                                           ------------    ------------
                                                              3,922,590       3,781,157
                                                           ------------    ------------

Total Assets.............................................. $ 10,565,380    $  9,688,052
                                                           ============    ============

The accompanying notes are an integral part of these financial statements.


NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                            September 30,
                                                                2000        December 31,
                                                            (Unaudited)         1999
                                                           -------------   -------------
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common shareholders' equity:
    Common shares, $5 par value - authorized
     225,000,000 shares; 148,695,939 shares issued and
     143,590,018 shares outstanding in 2000 and
     137,393,829 shares issued and 131,870,284 shares
     outstanding in 1999.................................. $    743,480    $    686,969
    Capital surplus, paid in..............................    1,094,996         940,726
    Deferred contribution plan - employee stock
      ownership plan......................................     (118,554)       (127,725)
    Retained earnings.....................................      691,164         581,817
    Accumulated other comprehensive income................        2,699           1,524
                                                           -------------   -------------
           Total common shareholders' equity..............    2,413,785       2,083,311
  Preferred stock not subject to mandatory redemption.....      136,200         136,200
  Preferred stock subject to mandatory redemption.........       15,000         121,289
  Long-term debt..........................................    2,042,929       2,372,341
                                                           -------------   -------------
           Total capitalization...........................    4,607,914       4,713,141
                                                           -------------   -------------
Minority Interest in Consolidated Subsidiary..............      100,000         100,000
                                                           -------------   -------------
Obligations Under Capital Leases..........................       50,619          62,824
                                                           -------------   -------------
Current Liabilities:
  Notes payable to banks..................................    1,127,338         278,000
  Long-term debt and preferred stock - current portion....      539,900         503,315
  Obligations under capital leases - current portion......      113,101         118,469
  Accounts payable........................................      481,411         347,321
  Accrued taxes...........................................      144,282         158,684
  Accrued interest........................................       46,760          37,904
  Other...................................................      121,259         126,768
                                                           -------------    ------------
                                                              2,574,051       1,570,461
                                                           -------------    ------------

Deferred Credits and Other Long-term Liabilities:
  Accumulated deferred income taxes.......................    1,674,587       1,688,114
  Accumulated deferred investment tax credits.............      156,002         140,407
  Decommissioning obligation - Millstone 1................      683,234         702,351
  Deferred contractual obligations........................      255,816         358,387
  Other...................................................      463,157         352,367
                                                           -------------    ------------
                                                              3,232,796       3,241,626
                                                           -------------    ------------
Commitments and Contingencies (Note 2)

Total Capitalization and Liabilities...................... $ 10,565,380    $  9,688,052
                                                           =============   =============

The accompanying notes are an integral part of these financial statements.



NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                    Three Months Ended           Nine Months Ended
                                                       September 30,               September 30,
                                                --------------------------- ---------------------------
                                                     2000          1999          2000          1999
                                                ------------- ------------- ------------- -------------
                                                    (Thousands of Dollars, except share information)

Operating Revenues............................. $  1,581,947  $  1,240,539  $  4,379,241  $  3,322,515
                                                ------------- ------------- ------------- -------------
Operating Expenses:
 Operation -
  Fuel, purchased and net interchange power....      918,778       592,802     2,503,315     1,461,289
  Other........................................      233,646       189,276       628,067       575,913
 Maintenance...................................       59,847        79,688       181,337       273,196
 Depreciation..................................       58,153        77,584       177,491       244,707
 Amortization of regulatory assets, net........       75,010        84,862       188,460       217,923
 Federal and state income taxes................       61,582        56,409       171,452       111,956
 Taxes other than income taxes.................       59,170        70,616       178,857       202,099
 Gain on sale of utility plant.................         -          (21,242)         -          (21,242)
                                                ------------- ------------- ------------- -------------
        Total operating expenses...............    1,466,186     1,129,995     4,028,979     3,065,841
                                                ------------- ------------- ------------- -------------
Operating Income...............................      115,761       110,544       350,262       256,674
                                                ------------- ------------- ------------- -------------
Other Income/(Loss):
  Equity in earnings of regional nuclear
     generating and transmission companies.....        4,215         2,385         7,740         5,887
  Nuclear related costs........................         (971)      (18,372)      (19,344)      (21,056)
  Other, net...................................       13,032        (8,529)       10,944        (7,744)
  Minority interest in loss of subsidiary......       (2,325)       (2,325)       (6,975)       (6,975)
  Income taxes.................................       16,029        18,556        44,984        38,995
                                                ------------- ------------- ------------- -------------
        Other income/(loss), net...............       29,980        (8,285)       37,349         9,107
                                                ------------- ------------- ------------- -------------
        Income before interest charges.........      145,741       102,259       387,611       265,781
                                                ------------- ------------- ------------- -------------
Interest Charges:
  Interest on long-term debt...................       47,953        62,743       156,137       195,568
  Other interest, net..........................       29,493         2,634        67,715         2,778
                                                ------------- ------------- ------------- -------------
        Interest charges, net..................       77,446        65,377       223,852       198,346
                                                ------------- ------------- ------------- -------------

        Income after interest charges..........       68,295        36,882       163,759        67,435

Preferred Dividends of Subsidiaries............        2,752         5,664        11,423        17,545
                                                ------------- ------------- ------------- -------------
Net Income..................................... $     65,543  $     31,218  $    152,336  $     49,890
                                                ============= ============= ============= =============
Basic Earnings Per Common Share................ $       0.46  $       0.24  $       1.08  $       0.38
                                                ============= ============= ============= =============
Fully Diluted Earnings Per Common Share........ $       0.45  $       0.24  $       1.08  $       0.38
                                                ============= ============= ============= =============
Common Shares Outstanding (average)............  143,535,147   131,525,509   140,829,337   131,317,964
                                                ============= ============= ============= =============

The accompanying notes are an integral part of these financial statements.


NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                             -----------------------
                                                                 2000        1999
                                                             ----------- -----------
                                                              (Thousands of Dollars)
Operating Activities:
  Income after interest charges............................. $  163,759  $   67,435
  Adjustments to reconcile to net cash flows
   provided by operating activities:
    Depreciation............................................    177,491     244,707
    Deferred income taxes and investment tax credits, net...    (28,326)    (30,550)
    Amortization of regulatory assets, net..................    188,460     217,923
    Amortization of recoverable energy costs................     (5,457)      7,960
    Gain on sale of utility plant...........................       -        (21,242)
    Net other sources of cash...............................      7,162      81,787
  Changes in working capital:
    Receivables and unbilled revenues, net..................    (62,875)   (124,409)
    Fuel, materials and supplies............................      4,908      (2,048)
    Accounts payable........................................    113,576      (3,221)
    Accrued taxes...........................................    (37,913)     74,168
    Investments in securitizable assets.....................     44,985     115,632
    Prepayments and other...................................   (142,792)    (30,074)
    Other working capital (excludes cash)...................     (6,550)     12,068
                                                             ----------- -----------
Net cash flows provided by operating activities.............    416,428     610,136
                                                             ----------- -----------
Investing Activities:
  Investments in plant:
    Electric, gas and other utility plant...................   (218,766)   (187,650)
    Nuclear fuel............................................    (38,223)    (38,349)
                                                             ----------- -----------
  Net cash flows used for investments in plant..............   (256,989)   (225,999)
  Investments in nuclear decommissioning trusts.............    (28,415)    (54,218)
  Acquisition of unregulated businesses.....................       -        (24,002)
  Net proceeds from the sale of utility plant...............       -         48,385
  Other investment activities, net..........................    (46,826)       (331)
  Payment for purchase of Yankee, net of cash acquired......   (260,347)       -
                                                             ----------- -----------
Net cash flows used in investing activities.................   (592,577)   (256,165)
                                                             ----------- -----------
Financing Activities:
  Issuance of common shares.................................      2,699       2,962
  Issuance of long-term debt................................     26,477         200
  Net increase in short-term debt...........................    779,338     221,100
  Reacquisitions and retirements of long-term debt..........   (469,095)   (331,175)
  Reacquisitions and retirements of preferred stock.........   (126,039)    (30,250)
  Cash dividends on preferred stock.........................    (11,423)    (17,545)
  Cash dividends on common shares...........................    (42,990)       -
                                                             ----------- -----------
Net cash flows provided by/(used in) financing activities...    158,967    (154,708)
                                                             ----------- -----------
Net (decrease)/increase in cash and cash equivalents........    (17,182)    199,263
Cash and cash equivalents - beginning of period.............    255,154     136,155
                                                             ----------- -----------
Cash and cash equivalents - end of period................... $  237,972  $  335,418
                                                             =========== ===========

Supplemental schedule of noncash investing and financing activities:

In conjunction with the Yankee acquisition on March 1, 2000, common stock was issued and debt was assumed as follows:

Fair value of assets acquired                                $  712,484
Cash paid                                                      (261,370)
NU common stock issued                                         (217,114)
                                                             -----------
Debt assumed                                                 $  234,000
                                                             ===========

The accompanying notes are an integral part of these financial statements.



                     NORTHEAST UTILITIES AND SUBSIDIARIES

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations


This discussion should be read in conjunction with the consolidated financial statements and footnotes in this Form 10-Q, the First and Second Quarter 2000 Form 10-Qs, current reports on Form 8-K dated September 27, 2000, October 23, 2000, October 24, 2000, and October 31, 2000, and the 1999 Form 10-K.

FINANCIAL CONDITION

Overview

The financial improvement that began in 1999 continued through the nine months ended September 30, 2000. Northeast Utilities' (NU) 2000 year-to-date results benefited from strong operating performance at the Millstone 2 and 3 and Seabrook nuclear units, continued control over operation and maintenance (O&M) expenses and better results in NU's competitive energy subsidiaries. Those factors more than offset lower retail rates in 2000 at The Connecticut Light and Power Company (CL&P), moderate summer temperatures in 2000, as compared to 1999, and the effects of the acquisition of Yankee Energy System, Inc. (Yankee) on March 1, 2000.

NU earned $65.5 million, or $0.45 per share on a fully diluted basis, for the three months ended September 30, 2000, approximately doubling the $31.2 million, or $0.24 per share, NU earned during the same period of 1999. Nuclear related factors were a primary reason for the improvement. Millstone 2 and 3 each operated at 100 percent capacity factors during the third quarter of 2000, increasing the NU system's revenue and earnings. Should Millstone 2's and 3's strong operating performance continue through the end of 2000, this factor should continue to have a positive impact on earnings. In the third quarter of 1999, Western Massachusetts Electric Company (WMECO) recorded an after-tax charge of $13.8 million, or $0.11 per share, related to unrecoverable costs for its Millstone investment. CL&P also recorded an after-tax charge of $6.6 million, or $0.05 per share, related to Millstone. NU's subsidiaries recorded no such charges in the third quarter of 2000.

For the first nine months of 2000, NU earned $152.3 million, or $1.08 per share, approximately three times the $49.9 million, or $0.38 per share, NU earned during the first nine months of 1999. The primary factors for this improvement include the return to service of Millstone 2 in May 1999, which contributed to a 4.6 percent decrease in nonfuel O&M expenses to $809.4 million in the first nine months of 2000, compared with $849.1 million during the same period of 1999.

Another factor for NU's earnings improvement has been the performance of its competitive energy subsidiaries. NU's competitive energy subsidiaries earned $4.5 million in the third quarter of 2000, as compared to a loss of $14.9 in the third quarter of 1999.

Also, third quarter 2000 results included an after-tax gain of $10.4 million, or $0.07 per share, as a result of NU's subsidiary, Mode 1 Communications, Inc.'s (Mode 1) investment in NEON Communications, Inc. (NEON). This gain is a result of investments in NEON by two unaffiliated companies.

Partially offsetting the gains associated with strong Millstone performance, lower nonfuel O&M expenses and better results at the competitive energy subsidiaries has been a decline in regulated retail electric revenues. The decline in regulated retail electric revenues resulted from a 5 percent retail rate reduction for CL&P, effective January 1, 2000, and moderate summer temperatures in 2000, as compared to 1999. The rate reduction at CL&P reduced third quarter 2000 revenue by $25.7 million, compared with the same period of 1999 and reduced revenue by $82.3 million for first nine months 2000, compared with the same period of 1999. However, a sharp reduction in amortization expense, primarily as a result of the cessation of a period of accelerated regulatory asset amortization for CL&P, more than offset the reduced revenues. Net regulatory asset amortization expense totaled $188.5 million for the first nine months of 2000, compared with $217.9 million for the same period of 1999. Similar revenue reductions are expected in the fourth quarter of 2000. Fourth quarter 2000 results will also be negatively affected by a 5 percent reduction in retail rates at the Public Service Company of New Hampshire (PSNH), which was effective October 1, 2000.

NU acquired Yankee near the end of the winter heating season and near the end of Yankee's strongest earnings period. As a result of seasonal weather factors, Yankee lost $6.7 million during the seven months it has been part of the NU system. In addition, NU's earnings have been negatively affected by the additional interest expense related to the $263 million of short-term debt NU issued to acquire Yankee and NU's earnings per share have been negatively affected by the dilutive effect of approximately 11.1 million NU common shares issued to former Yankee shareholders at the time of the acquisition. Yankee's operations are expected to become profitable in the fourth quarter of 2000 as heating-related sales increase.

Moderate summer temperatures in 2000 resulted in reduced regulated retail sales, compared with the very hot third quarter of 1999. Third quarter 2000 retail sales were down 4.8 percent, compared with the same period of 1999. Regulated retail sales during the nine months ended September 30, 2000, were down 0.8 percent from the same period of 1999. However, regulated retail sales increased by 1.2 percent and 1.4 percent for the three and nine months ended September 30, 2000, respectively, on a weather-adjusted basis.

NU estimates that earnings will be between $1.30 per share and $1.50 per share in 2000, compared with $0.26 per share in 1999. However, year 2000 estimates do not include the after-tax write-off of $225 million NU will record when electric industry restructuring for PSNH is probable. Fourth quarter results will be driven largely by weather-related electric and natural gas sales, the performance of the Millstone units and the performance of the competitive energy subsidiaries in a quarter that ordinarily has modest weather-related sales volume.

Merger Agreement with Consolidated Edison, Inc.

On October 19, 2000, the Connecticut Department of Public Utility Control
(DPUC) approved the merger of NU and Consolidated Edison, Inc., (Con Edison) with extensive conditions. These conditions included a 3 percent rate reduction and a $60 million pretax write-off for CL&P immediately following the merger, a 50 percent/50 percent sharing of CL&P earnings above a return on equity of 11.3 percent through 2003, a rate reduction for Yankee Gas Services Company (Yankee Gas) immediately upon the merger date, and various operational, employment, land use, and customer service conditions. On November 3, 2000, NU and Con Edison filed a petition for reconsideration of several of the conditions imposed by the DPUC on the merger, including the 3 percent rate reduction, the $60 million pretax write-off and other conditions related to the sharing of merger savings. The petition also sought reconsideration of the Yankee Gas rate reduction and various other operational and employment conditions. Under the Connecticut General Statutes, the DPUC has the option to either grant or deny the petition for reconsideration. If the DPUC does not respond to the petition within 25 days from the date the petition is received, it is effectively denied. If the DPUC acts on the petition and agrees to reconsider specific issues in its final decision, the DPUC would then establish the scope and timing of the reconsideration process. The attorney general of Connecticut has petitioned the DPUC to reject the merger. The Office of Consumer Counsel is also opposed to the merger. The DPUC's actions on the requests for reconsideration could have an impact upon the timing of the merger.

On October 3, 2000, Con Edison, the staff of the New York Public Service Commission (NYPSC) and various other parties announced the settlement of various rate issues in New York, including recommending approval of the merger and the sharing of merger synergies attributable to Con Edison's New York subsidiaries. NU was a signatory to that agreement. The attorney general of New York has petitioned the NYPSC to reject the agreement. The NYPSC's vote on the settlement is expected in November 2000.

On August 22, 2000, the Nuclear Regulatory Commission (NRC) approved the indirect license transfers necessary to complete the proposed merger with Con Edison. The NRC found that the merger will not affect the qualifications of the subsidiaries of NU and Con Edison to hold licenses for Indian Point Units 1 and 2, Millstone 1, 2 and 3, and Seabrook. The approval order expires on December 31, 2001.

The merger agreement calls for NU shareholders to receive a base of $25 per share plus $0.0034 per share per day for each day that the merger does not close after August 5, 2000. Additionally, NU shareholders will receive another $1 per share as a result of a recommendation by the DPUC's Utility Operations Management Analysis Unit that the DPUC accept the results of the Millstone auction that were announced on August 7, 2000. This recommendation was received by the DPUC on September 27, 2000. The $25 per share base price, the $0.0034 per share per day compensation and the additional $1 per share resulting from the Millstone auction are all subject to the collar mechanism described in the merger proxy statement dated February 29, 2000, to the extent NU shareholders receive Con Edison stock.

Approvals of the New Hampshire Public Utilities Commission (NHPUC), the United State Department of Justice and the Securities and Exchange Commission also must be obtained before the merger can proceed.

Liquidity

Net cash flows provided by operating activities decreased to $416.4 million for the nine months ended September 30, 2000, compared with $610.1 million for the nine months ended September 30, 1999. Industry restructuring in Connecticut and Massachusetts which required retail rate cuts reduced cash flows from operating activities. Industry restructuring resulted in a reduction of depreciation and amortization expense of $96.7 million for the nine months ended September 30, 2000, as compared to 1999. Changes in working capital, primarily a decrease in accrued taxes and an increase in prepayments and other, also decreased cash flows from operating activities. The increase in prepayments and other is primarily comprised of increases in prepaid pension and prepaid property taxes. Those factors were partially offset by a $96.3 million increase in income after interest charges in the first nine months of 2000, compared with the same period in 1999.

Including construction expenditures, investments in nuclear decommissioning trusts and the payment for the purchase of Yankee, net cash flows used in investing activities were $592.6 million for the nine months ended September 30, 2000, compared with $256.2 million for the nine months ended September 30, 1999.

Net cash flows provided by financing activities were $159 million for the nine months ended September 30, 2000, compared with net cash flows used in financing activities of $154.7 million for the nine months ended September 30, 1999.
The net cash flows provided by financing activities included a net increase in short-term debt of $779.3 million for the nine months ended September 30, 2000, compared with $221.1 million for the nine months ended September 30, 1999.
The significant increase in short-term debt resulted primarily from two transactions, the $430 million debt financing that accompanied the transfer of 1,289 megawatts (MW) of hydroelectric generation assets to Northeast Generation Company (NGC) in March 2000 and a $263 million debt financing that paid for the cash portion of the merger with Yankee. Both were funded through bank debt that management believes will be refinanced in late 2000 and early 2001.

The transfer of the 1,289 MW hydroelectric generation assets to NGC produced a significant source of cash for CL&P and WMECO, which was primarily used to retire their long-term debt and preferred stock. Consolidated financing activities for the nine months ended September 30, 2000, included $595.1 million for the retirement of long-term debt and preferred stock, compared with $361.4 million for the nine months ended September 30, 1999. Cash dividends on common shares paid for the nine months ended September 30, 2000, were $43 million, compared with no cash dividends paid for the nine months ended September 30, 1999. Payments made for the preferred stock dividends were $11.4 million and $17.5 million for the nine months ended September 30, 2000 and 1999, respectively, reflecting the ongoing reduction of preferred stock outstanding.

In August and September 2000, PSNH repaid $109.2 million of variable-rate taxable pollution control bonds. On October 2, 2000, PSNH paid a $50 million common dividend to NU, the first common dividend paid by PSNH since February 1997. NU used the dividend to repay short-term borrowings. As agreed to by the NHPUC, the dividend was paid in connection with the 5 percent rate reduction effective October 1, 2000.

On October 4, 2000, Fitch IBCA (Fitch) upgraded the debt ratings of PSNH's secured pollution control bonds and preferred stock and North Atlantic Energy Corporation's (NAEC) first mortgage bonds. Almost all NU system securities are under review for possible upgrades, or on "credit watch" with positive implications by Standard and Poor's, Moody's Investors Service and Fitch.

On October 10, 2000, the NU Board of Trustees declared a 10 cent per share dividend, payable on December 29, 2000, to shareholders of record as of December 1, 2000.

In the fourth quarter of 2000, NU and its subsidiaries expect to refinance most of the NU system's short-term debt. The $350 million line of credit for NU and its competitive energy subsidiaries is expected to increase to $400 million to reflect the expanding credit needs of Select Energy, Inc. (Select Energy).
The $500 million line of credit for CL&P and WMECO is expected to be reduced to $350 million to reflect the declining cash needs of NU's regulated businesses. Additionally, NAEC has renewed $200 million of bank borrowings for one year and NGC must extend the $430 million borrowed in March 2000 when former CL&P and WMECO hydroelectric generation assets were transferred.

Over the three-year period of 1999 through 2001, NU expects to complete the restructuring of its three major operating subsidiaries; CL&P, PSNH and WMECO. Total capitalization of each of those companies is expected to drop significantly as a result of the sale of generation assets and the securitization of stranded costs. Management currently expects these regulated companies to receive in excess of $5 billion during that period. Primary sources would include securitization of CL&P's nonnuclear stranded costs (approximately $1.5 billion), the sale and transfer of CL&P's and WMECO's fossil and hydroelectric generation assets (approximately $1.4 billion), the sale of Millstone (approximately $1.2 billion), the sale of PSNH's fossil and hydroelectric generation assets, and securitization of PSNH stranded costs (approximately $1.0 billion). As of September 30, 2000, only the sale and transfer of CL&P's and WMECO's fossil and hydroelectric generation assets have occurred, though steps to complete other transactions were under way.

Management currently expects these operating subsidiaries to use proceeds from the aforementioned transactions in four primary ways. More than $2 billion would be used to repay debt and preferred stock; more than $1 billion to buyout and buydown high-cost nonutility generator arrangements; approximately $600 million to pay taxes on the gains from the sale of generation assets, and; approximately $1.2 billion that would be returned to NU, from these operating companies. Of that $1.2 billion, CL&P and WMECO repurchased $390 million of their common stock from NU in March 2000, the proceeds from which NU immediately reinvested in NGC. NU will use another $215 million to settle the forward repurchase of approximately 10 million
NU common shares that was undertaken in December 1999 and January 2000. Depending on the status of the Con Edison merger, management will consider a variety of uses for the remaining $500 million to $600 million, including share repurchases and additional investments.

On November 8, 2000, the DPUC approved CL&P's request to securitize an amount not to exceed $1.55 billion of approved, eligible stranded costs, primarily related to above-market purchased-power contracts and generation related regulatory assets. The NHPUC approved securitization of up to $670 million of PSNH's stranded costs on September 8, 2000. PSNH plans to complete the securitization process by early 2001. WMECO is seeking Massachusetts Department of Telecommunications and Energy (DTE) approval to securitize
$160 million of stranded costs which is anticipated by the end of 2000.

Unlike several other electric transmission and distribution companies that have implemented restructuring, CL&P and WMECO have been able to supply electricity to their standard offer and default service customers without deferring the collection of payments made to their suppliers, including Select Energy. CL&P's fixed-rate supply contracts extend through the end of the standard offer service period in 2003. WMECO will renew its standard offer supply contracts beginning January 1, 2001, for the calendar year 2001, through a competitive bidding solicitation process. The bidding deadline closed at the end of October 2000. Bid results reflect an increase to the current cost to supply standard offer service which is consistent with the current increase in market prices for energy. As a result, WMECO will seek rate relief under the current restructuring legislation effective January 1, 2001. Under the "Agreement to Settle PSNH Restructuring" (Settlement Agreement), PSNH will supply transition service for its customers from its own portfolio of generation assets for the first nine months after restructuring takes effect. PSNH is not expected to defer significant costs during that time.

Restructuring

For information regarding commitments and contingencies related to restructuring matters, see Note 2A, "Commitments and Contingencies - Restructuring," to the consolidated financial statements.

Competitive Energy Subsidiaries

NU's competitive energy subsidiaries engage in a variety of energy-related activities, primarily in the unregulated energy retail and wholesale commodity, marketing and services fields. In addition, these subsidiaries acquire and manage generation facilities, as well as provide services to the electric generation market and large commercial and industrial customers in the Northeast.

NU's competitive energy subsidiaries earned $4.5 million in the third quarter of 2000 and earned $14.8 million for the first nine months of 2000, compared with a net loss of $14.9 million in the third quarter of 1999 and a net loss of $29 million for the first nine months of 1999. In July 1999, NGC was announced as one of the winning bidders of certain CL&P and WMECO hydroelectric generation assets. Management expected this transaction to close by January 1, 2000. The transaction actually closed on March 14, 2000. This transaction has allowed NU to better balance its energy purchase and supply commitments, improving profitability. Had the transaction closed by January 1, 2000, management estimated the competitive energy subsidiaries' earnings for the nine months ended September 30, 2000, would have been increased by $6.9 million.
As a result of the delayed closing, CL&P and WMECO recognized the earnings associated with the generation assets transferred from January 1, 2000, through March 14, 2000. Unconsolidated revenues for the competitive energy subsidiaries were $592.8 million in the third quarter of 2000 and $1.51 billion for the nine months ended September 30, 2000. By comparison, unconsolidated revenues for those businesses were $199.9 million in the third quarter of 1999 and $444.4 million for the nine months ended September 30, 1999. CL&P's standard offer purchases from Select Energy, represented $485 million of total competitive energy subsidiaries' revenues for the nine months ended
September 30, 2000.

On September 26, 2000, NU invested $10 million in Acumentrics Corporation (Acumentrics) in return for a 5 percent share of that company. Acumentrics is a privately owned producer of advanced power generation and power protection technologies applicable to homes, telecommunications, commercial businesses, industrial facilities, and the auto industry. This investment provides NU with the entrance into the premium power and distributed generation market.

Nuclear Generation

Millstone: During the first nine months of 2000, Millstone 2 and 3 achieved capacity factors of 76 percent and 100 percent, respectively. Millstone 3 has been on-line for 491 consecutive days as of October 31, 2000. If the units operate as expected, the revenues that result from the sale of their entitlements are expected to recover CL&P's and WMECO's share of the nuclear operating costs including a return of and on the remaining unrecovered nuclear plant balances. As generation has been deregulated for CL&P and WMECO, recovery of these costs is contingent upon the plants operating.

Seabrook: Seabrook achieved a capacity factor of 98 percent for the first nine months of 2000. Seabrook was taken out of service on October 21, 2000, for a scheduled refueling and maintenance outage.

CL&P anticipates auctioning its ownership interest in Seabrook, with the ownership interest of its affiliate NAEC, after implementation of the Settlement Agreement. The Settlement Agreement requires divestiture prior to December 31, 2003.

Market Risk and Risk Management Instruments

Competitive Energy Subsidiaries' Market Risk: NU's competitive energy subsidiaries, as major providers of electricity and natural gas, have certain market risks inherent in their business activities. Market risk represents the risk of loss that may impact the companies' financial statements due to adverse changes in commodity market prices. Through September 30, 2000, the competitive energy subsidiaries increased their volume of electricity and gas marketing activities, increasing these risks. The servicing of CL&P's standard offer load is a significant risk for Select Energy, as this contract is for a 4-year period, ending December 31, 2003, at fixed prices. This risk is partially mitigated by Select Energy entering into purchase contracts with other energy providers to supply a portion of the standard offer requirement, including its contracts with NGC, the purchase of 850 MW of output from the Millstone and Seabrook nuclear units through 2001 and other resources in the energy marketplace. If Select Energy is unable to source its remaining load requirement at prices below the standard offer contract price as a result of energy price increases, Select Energy's earnings would be adversely impacted. Select Energy has also entered into contracts with various retail customers to provide energy services at fixed rates. Under these retail contracts, Select Energy has the option to have the host utility provide energy services and is obligated to compensate the customer as defined in the contracts (CFD Payments). For the nine months ended September 30, 2000, these CFD Payments totaled approximately $2.7 million. These CFD Payments may increase in the future. Policies and procedures have been established to manage these exposures, including the use of risk management instruments and the purchase of insurance for the output from the Millstone nuclear entitlements.

Gas Supply Risk Management Instruments: Yankee Gas has gas service agreements with certain customers to supply gas at fixed prices for a 10-year term extending through 2005. Yankee Gas has hedged its gas price risk under these agreements through commodity swap agreements. Under these commodity swap agreements, the purchase price of a specified quantity of gas is effectively fixed over the term of the gas service agreements, which also extend through 2005.

Other Matters

Other Commitments and Contingencies: For further information regarding other commitments and contingencies, see Note 2, "Commitments and Contingencies," to the consolidated financial statements.

Forward Looking Statements: This discussion and analysis includes forward looking statements, which are statements of future expectations and not facts including, but not limited to, statements regarding future earnings, refinancings, the use of proceeds from restructuring, and the recovery of operating costs. Words such as estimates, expects, anticipates, intends, plans, and similar expressions identify forward looking statements. Actual results or outcomes could differ materially as a result of further actions by state and federal regulatory bodies, competition and industry restructuring, changes in economic conditions, changes in historical weather patterns, changes in laws, developments in legal or public policy doctrines, technological developments, and other presently unknown or unforeseen factors.

RESULTS OF OPERATIONS

The components of significant income statement variances for the third quarter of 2000 and the first nine months of 2000 are provided in the table below.

                                           Income Statement Variances
                                              (Millions of Dollars)
                                             2000 over/(under) 1999
                                             ----------------------

                                        Third               Nine
                                       Quarter   Percent   Months   Percent
                                       -------   -------   ------   -------

Operating Revenues                       $341       28%    $1,057      32%

Fuel, purchased and net
  interchange power                       326       55      1,042      71
Other operation                            44       23         52       9
Maintenance                               (20)     (25)       (92)    (34)
Depreciation                              (19)     (25)       (67)    (27)
Amortization of regulatory
  assets, net                             (10)      (12)      (29)    (14)
Federal and state income taxes              8        20        54      73
Taxes other than income taxes              (11)     (16)      (23)    (12)
Gain on sale of utility plant               21      100        21     100
Nuclear related costs                      (17)     (95)       (2)     (8)
Other, net                                  22       (a)       19      (a)
Interest on long-term debt                 (15)     (24)      (39)    (20)
Other interest, net                         27       (a)       65      (a)

Net Income                                  34       (a)      102      (a)

(a) Percent greater than 100.

Comparison of the Third Quarter of 2000 to the Third Quarter of 1999
--------------------------------------------------------------------

Operating Revenues

Total operating revenues increased by $341 million or 28 percent in the third quarter of 2000, as compared to the same period of 1999, primarily due to increased revenues of NU's competitive energy subsidiaries ($396 million), as a result of an expansion of their electric and gas businesses and revenues from Yankee ($42 million), partially offset by lower regulated retail sales ($17 million), a 5 percent CL&P rate reduction ($26 million), lower CL&P and PSNH wholesale revenues ($23 million), and lower transmission revenues
($13 million).

Fuel, Purchased and Net Interchange Power

Fuel, purchased and net interchange power expense increased in 2000, primarily due to higher purchased energy and capacity costs for Select Energy ($344 million) and Yankee expenses ($20 million), partially offset by lower purchased power for the regulated subsidiaries ($38 million).

Other Operation and Maintenance

Other operation expenses increased in 2000, primarily due to the deferral of 1999 costs associated with restructuring ($35 million), higher expenses for the unregulated businesses ($25 million), primarily due to business expansion, and the addition of Yankee operation expenses ($14 million), partially offset by higher pension income ($10 million), lower expenses due to the sale of certain CL&P and WMECO fossil generation assets ($8 million), and lower spending at the nuclear units ($5 million).

Other maintenance expenses decreased in 2000, primarily due to lower spending at the nuclear units ($10 million), lower expenses due to the sale of certain CL&P and WMECO fossil generation assets ($6 million) and lower transmission expense ($5 million).

Depreciation

Depreciation expense decreased in 2000, primarily due to the effect of discontinuing Statement of Financial Accounting Standards (SFAS) No. 71 for the generation portion of the business for CL&P and WMECO and the resulting reclassification of depreciable nuclear plant balances to regulatory assets ($21 million).

Amortization of Regulatory Assets, Net

Amortization of regulatory assets, net decreased in 2000, primarily due to changes in amortization levels as a result of industry restructuring ($15 million) and the amortization of the 1999 gain on the sale of certain generation assets ($14 million). These decreases were partially offset by higher amortization associated with the reclassified nuclear plant balances ($21 million).

Federal and State Income Taxes

Federal and state income taxes increased in 2000, primarily due to higher taxable income.

Taxes Other Than Income Taxes

Taxes other than income taxes decreased in 2000, primarily due to lower Connecticut gross earnings taxes ($6 million) and lower local property taxes ($3 million).

Gain on Sale of Utility Plant

WMECO had a third quarter 1999 gain due to the sale of certain fossil and hydroelectric generation assets to an unaffiliated company. The gain, net of income tax expense, was offset by the amortization of regulatory assets.

Nuclear Related Costs

Nuclear related costs decreased in 2000, primarily due to the 1999 write-off of CL&P's capital projects as a result of its 1999 standard offer order
($11 million) and the 1999 write-off of WMECO's unrecoverable Millstone 1 investment as a result of its restructuring order ($7 million).

Other, Net

Other, net increased in 2000, primarily due to a gain related to Mode 1's investment in NEON ($20 million).

Interest on Long-Term Debt

Interest on long-term debt decreased in 2000, primarily due to reacquisitions and retirements of long-term debt in 2000 and 1999.

Other Interest, Net

Other interest, net expense increased in 2000, primarily due to higher short-term borrowings associated with the NGC asset transfer and the Yankee merger.

Comparison of the First Nine Months of 2000 to the First Nine Months of 1999
----------------------------------------------------------------------------

Operating Revenues

Total operating revenues increased by $1,057 million or 32 percent for the first nine months of 2000, as compared to the same period of 1999, primarily due to increased revenues of NU's competitive energy subsidiaries ($1,065 million), as a result of an expansion of their electric and gas businesses, and revenues from Yankee ($141 million), partially offset by lower CL&P and PSNH wholesale revenues ($74 million) and lower regulated retail revenues ($58 million).

The regulated retail revenues are lower as a result of a 5 percent CL&P rate reduction ($79 million) and lower retail sales ($24 million), partially offset by the impact of Millstone 2 being returned to CL&P's rate base ($33 million). Regulated retail sales were lower by 0.8 percent in 2000, as compared to 1999.

Fuel, Purchased and Net Interchange Power

Fuel, purchased and net interchange power expense increased in 2000, primarily due to higher purchased energy and capacity costs for Select Energy ($952 million), Yankee expenses ($67 million) and higher purchased power for the regulated subsidiaries ($23 million).

Other Operation and Maintenance

Other operation expenses increased in 2000, primarily due to higher expenses for the unregulated businesses ($52 million), primarily due to business expansion, the addition of Yankee operation expenses ($39 million), the deferral of 1999 costs associated with WMECO restructuring ($35 million), partially offset by lower spending at the nuclear units ($37 million), higher pension income ($26 million) and lower expenses due to the sale of certain CL&P and WMECO fossil generation assets ($24 million).

Other maintenance expenses decreased in 2000, primarily due to lower spending at the nuclear units ($68 million), lower expenses due to the sale of certain CL&P and WMECO fossil generation assets ($19 million) and lower transmission expense ($8 million).

Depreciation

Depreciation expense decreased in 2000, primarily due to the effect of discontinuing SFAS No. 71 for the generation portion of the business for CL&P and WMECO and the resulting reclassification of depreciable nuclear plant balances to regulatory assets ($63 million).

Amortization of Regulatory Assets, Net

Amortization of regulatory assets, net decreased in 2000, primarily due to changes in amortization levels as a result of industry restructuring ($73 million) and the amortization of the 1999 gain on the sale of certain generation assets ($22 million). These decreases were partially offset by higher amortization associated with the reclassified nuclear plant balances ($63 million) and the amortization in 1999 of a net operating loss carryforward for PSNH ($11 million).

Federal and State Income Taxes

Federal and state income taxes increased in 2000, primarily due to higher taxable income.

Taxes Other Than Income Taxes

Taxes other than income taxes decreased in 2000, primarily due to lower Connecticut gross earnings taxes ($12 million) and lower general services overhead taxes ($7 million).

Gain on Sale of Utility Plant

WMECO had a third quarter 1999 gain due to the sale of certain fossil and hydroelectric generation assets to an unaffiliated company. The gain, net of income tax expense, was offset by the amortization of regulatory assets.

Other, Net

Other, net increased in 2000, primarily due to a gain related to Mode 1's investment in NEON ($20 million).

Interest on Long-Term Debt

Interest on long-term debt decreased in 2000, primarily due to reacquisitions and retirements of long-term debt in 2000 and 1999.

Other Interest, Net

Other interest, net expense increased in 2000, primarily due to higher short-term borrowings associated with the NGC asset transfer and the Yankee merger.



                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Northeast Utilities:

We have reviewed the accompanying consolidated balance sheet of Northeast Utilities (a Massachusetts trust) and subsidiaries as of September 30, 2000, and the related consolidated statements of income for the three and nine-month periods ended September 30, 2000 and 1999, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 1999.
These financial statements are the responsibility of the Company's management.

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


                                        /s/ Arthur Andersen LLP
                                            Arthur Andersen LLP
Hartford, Connecticut
November 9, 2000



THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                             September 30,
                                                                 2000       December 31,
                                                             (Unaudited)        1999
                                                            -------------  -------------
                                                                (Thousands of Dollars)
ASSETS
------

Utility Plant, at original cost:
  Electric................................................  $  5,722,708   $  5,811,126

     Less: Accumulated provision for depreciation.........     4,202,763      4,234,771
                                                            -------------  -------------
                                                               1,519,945      1,576,355
  Construction work in progress...........................       112,624        115,529
  Nuclear fuel, net.......................................        73,520         80,766
                                                            -------------  -------------
     Total net utility plant..............................     1,706,089      1,772,650
                                                            -------------  -------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............       549,373        516,796
  Investments in regional nuclear generating
   companies, at equity...................................        55,907         54,472
  Other, at cost..........................................        30,882         36,696
                                                            -------------  -------------
                                                                 636,162        607,964
                                                            -------------  -------------
Current Assets:
  Cash....................................................         5,242            364
  Investment in securitizable assets......................        62,635        107,620
  Notes receivable from affiliated companies..............        80,400           -
  Receivables, net........................................        36,232         19,680
  Accounts receivable from affiliated companies...........       135,821          3,390
  Fuel, materials and supplies, at average cost...........        40,206         37,603
  Prepayments and other...................................       197,864        148,628
                                                            -------------  -------------
                                                                 558,400        317,285
                                                            -------------  -------------
Deferred Charges:
  Regulatory assets:
    Recoverable nuclear costs.............................     1,128,135      1,781,929
    Income taxes, net.....................................       377,209        399,467
    Unrecovered contractual obligations...................       177,257        228,944
    Recoverable energy costs, net.........................        85,445         89,422
    Other.................................................        66,213         64,333
  Unamortized debt expense................................        14,977         16,323
  Other...................................................        34,486         19,967
                                                            -------------  -------------
                                                               1,883,722      2,600,385
                                                            -------------  -------------

Total Assets..............................................  $  4,784,373   $  5,298,284
                                                            =============  =============

The accompanying notes are an integral part of these financial statements.




THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                               September 30,
                                                                   2000       December 31,
                                                               (Unaudited)        1999
                                                              -------------  -------------
                                                                  (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common stock, $10 par value - authorized
   24,500,000 shares; 7,584,884 shares outstanding in 2000
   and 12,222,930 shares outstanding in 1999................  $     75,849   $    122,229
  Capital surplus, paid in..................................       412,993        665,598
  Retained earnings.........................................       208,816        153,254
  Accumulated other comprehensive income....................           802            416
                                                              -------------  -------------
           Total common stockholder's equity................       698,460        941,497
  Preferred stock not subject to mandatory redemption.......       116,200        116,200
  Preferred stock subject to mandatory redemption...........          -            79,789
  Long-term debt............................................     1,069,615      1,241,051
                                                              -------------  -------------
           Total capitalization.............................     1,884,275      2,378,537
                                                              -------------  -------------
Minority Interest in Consolidated Subsidiary................       100,000        100,000
                                                              -------------  -------------
Obligations Under Capital Leases............................        42,459         50,969
                                                              -------------  -------------
Current Liabilities:
  Notes payable to banks....................................       110,000         90,000
  Notes payable to affiliated company.......................          -            11,700
  Long-term debt and preferred stock - current portion......       160,000        178,755
  Obligations under capital leases - current portion........        90,023         93,431
  Accounts payable..........................................       155,217        101,106
  Accounts payable to affiliated companies..................       123,167          3,215
  Accrued taxes.............................................        70,166        169,214
  Accrued interest..........................................        16,652         18,640
  Other.....................................................        29,065         26,347
                                                              -------------  -------------
                                                                   754,290        692,408
                                                              -------------  -------------
Deferred Credits and Other Long-term Liabilities:
  Accumulated deferred income taxes.........................       980,728        999,473
  Accumulated deferred investment tax credits...............       101,594        107,064
  Decommissioning obligation - Millstone 1..................       592,552        580,320
  Deferred contractual obligations..........................       167,698        238,142
  Other.....................................................       160,777        151,371
                                                              -------------  -------------
                                                                 2,003,349      2,076,370
                                                              -------------  -------------

Commitments and Contingencies (Note 2)

Total Capitalization and Liabilities........................  $  4,784,373   $  5,298,284
                                                              =============  =============

The accompanying notes are an integral part of these financial statements.



THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                     Three Months Ended     Nine Months Ended
                                                        September 30,         September 30,
                                                    ------------------- -----------------------
                                                       2000      1999       2000        1999
                                                    --------- --------- ----------- -----------
                                                              (Thousands of Dollars)

Operating Revenues................................. $748,143  $667,349  $2,179,704  $1,839,415
                                                    --------- --------- ----------- -----------
Operating Expenses:
  Operation -
     Fuel, purchased and net interchange power.....  421,155   268,603   1,243,865     743,859
     Other.........................................  105,753   121,024     306,789     357,515
  Maintenance......................................   35,012    47,660     101,713     170,467
  Depreciation.....................................   27,836    53,191      89,232     161,501
  Amortization of regulatory assets, net...........   30,505    41,342      56,944     114,309
  Federal and state income taxes...................   41,212    36,418     107,162      61,175
  Taxes other than income taxes....................   34,726    47,142     103,311     133,838
                                                    --------- --------- ----------- -----------
        Total operating expenses...................  696,199   615,380   2,009,016   1,742,664
                                                    --------- --------- ----------- -----------
Operating Income...................................   51,944    51,969     170,688      96,751
                                                    --------- --------- ----------- -----------
Other Income/(Loss):
  Equity in earnings of regional nuclear
    generating companies...........................    2,448     1,108       3,979       2,628
  Nuclear related costs............................     (972)  (12,024)    (15,536)    (14,709)
  Other, net.......................................   (1,617)   (4,508)        (17)     (5,195)
  Minority interest in income of subsidiary........   (2,325)   (2,325)     (6,975)     (6,975)
  Income taxes.....................................    3,246     9,272      18,968      21,163
                                                    --------- --------- ----------- -----------
        Other income/(loss), net...................      780    (8,477)        419      (3,088)
                                                    --------- --------- ----------- -----------
        Income before interest charges.............   52,724    43,492     171,107      93,663
                                                    --------- --------- ----------- -----------

Interest Charges:
  Interest on long-term debt.......................   21,821    31,022      67,950      96,317
  Other interest...................................    2,995     2,597       6,420       7,993
                                                    --------- --------- ----------- -----------
        Interest charges, net......................   24,816    33,619      74,370     104,310
                                                    --------- --------- ----------- -----------


Net Income/(Loss).................................. $ 27,908  $  9,873  $   96,737  $  (10,647)
                                                    ========= ========= =========== ===========

The accompanying notes are an integral part of these financial statements.


THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                             ----------------------
                                                                  2000       1999
                                                             ----------- ----------
                                                              (Thousands of Dollars)
Operating Activities:
  Net income/(loss)......................................... $   96,737  $ (10,647)
  Adjustments to reconcile to net cash flows
   provided by operating activities:
    Depreciation............................................     89,232    161,501
    Deferred income taxes and investment tax credits, net...      4,824    (25,041)
    Amortization of regulatory assets, net..................     56,944    114,309
    Amortization of demand-side-management costs, net.......       -        19,143
    Amortization of recoverable energy costs................      3,977    (20,126)
    Nuclear related costs...................................     15,536       -
    Amortization of gain on transfer of utility plant.......     19,083       -
    Allocation of ESOP benefits.............................       (163)   (30,351)
    Net other (uses)/sources of cash........................    (29,579)   106,749
  Changes in working capital:
    Receivables.............................................   (148,983)   (97,794)
    Fuel, materials and supplies............................     (2,603)    (9,852)
    Accounts payable........................................    174,063     (7,066)
    Accrued taxes...........................................    (99,048)    40,469
    Investments in securitizable assets.....................     44,985    139,130
    Prepayments and other...................................    (49,236)   (52,582)
    Other working capital (excludes cash)...................        730     32,577
                                                             ----------- ----------
Net cash flows provided by operating activities.............    176,499    360,419
                                                             ----------- ----------
Investing Activities:
  Investments in plant:
    Electric utility plant..................................   (127,857)  (112,489)
    Nuclear fuel............................................    (18,794)   (24,004)
                                                             ----------- ----------
  Net cash flows used for investments in plant..............   (146,651)  (136,493)
  Investment in NU system Money Pool........................    (80,400)   (64,200)
  Investments in nuclear decommissioning trusts.............    (18,615)   (39,348)
  Other investment activities, net..........................     (1,440)     2,450
  Net proceeds from the transfer of utility plant...........    686,807       -
                                                             ----------- ----------
Net cash flows provided by/(used in) investing activities...    439,701   (237,591)
                                                             ----------- ----------
Financing Activities:
  Net increase in short-term debt...........................      8,300    150,000
  Reacquisitions and retirements of long-term debt..........   (179,071)  (214,010)
  Reacquisitions and retirements of preferred stock.........    (99,539)    (3,750)
  Repurchase of common shares...............................   (300,000)      -
  Cash dividends on preferred stock.........................     (6,012)    (9,675)
  Cash dividends on common stock............................    (35,000)      -
                                                             ----------- ----------
Net cash flows used in financing activities.................   (611,322)   (77,435)
                                                             ----------- ----------
Net increase in cash for the period.........................      4,878     45,393
Cash - beginning of period..................................        364        434
                                                             ----------- ----------
Cash - end of period........................................ $    5,242  $  45,827
                                                             =========== ==========

The accompanying notes are an integral part of these financial statements.



           THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

                   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


CL&P is a wholly owned subsidiary of NU. This discussion should be read in conjunction with NU's management's discussion and analysis of financial condition and results of operations, consolidated financial statements and footnotes in this Form 10-Q, the First and Second Quarter 2000 Form 10-Qs, and the NU 1999 Form 10-K.

RESULTS OF OPERATIONS

The components of significant income statement variances for the third quarter of 2000 and the first nine months of 2000 are provided in the table below.

                                           Income Statement Variances
                                              (Millions of Dollars)
                                             2000 over/(under) 1999
                                             ----------------------

                                        Third               Nine
                                       Quarter   Percent   Months   Percent
                                       -------   -------   ------   -------

Operating revenues                      $ 81        12%     $340       18%

Fuel, purchased and net
  interchange power                      153        57       500       67
Other operation                          (15)      (13)      (51)     (14)
Maintenance                              (13)      (27)      (69)     (40)
Depreciation                             (25)      (48)      (72)     (45)
Amortization of regulatory
  assets, net                            (11)      (26)      (57)     (50)
Federal and state income taxes            11        40        48       (a)
Taxes other than income taxes            (12)      (26)      (31)     (23)
Nuclear related costs                    (11)      (92)        1        6
Other, net                                 3        64         5      100
Interest on long-term debt                (9)      (30)      (28)     (29)

Net Income                                18        (a)      107       (a)

(a) Percent greater than 100.

Comparison of the Third Quarter of 2000 to the Third Quarter of 1999
--------------------------------------------------------------------

Operating Revenues

Total operating revenues increased by $81 million or 12 percent in the third quarter of 2000, as compared to the same period of 1999, primarily due to higher wholesale revenues ($129 million), as a result of the sale of the output from Millstone 2 and 3, partially offset by lower retail revenues ($35 million).

Retail revenues were lower primarily as a result of a 5 percent rate reduction ($26 million) and lower retail sales. Retail sales decreased by 4.7 percent in 2000, compared with the same period of 1999.

Fuel, Purchased and Net Interchange Power

Fuel, purchased and net interchange power expense increased in 2000, primarily due to the transition, under industry restructuring, of purchasing full requirements for customers from standard offer suppliers, in addition to the remaining fuel costs of the nuclear units and cogenerators.

Other Operation and Maintenance

Other O&M expenses decreased in 2000, primarily due to lower expenses as a result of the sale of certain fossil generation assets and the transfer of certain hydroelectric generation assets ($14 million), lower spending at the nuclear units ($14 million), lower transmission expense ($11 million), lower administrative and general expenses ($10 million), partially offset by higher customer service expenses ($11 million).

Depreciation

Depreciation expense decreased in 2000, primarily due to the effect of discontinuing SFAS No. 71 for the generation portion of the business and the resulting reclassification of depreciable nuclear plant balances to regulatory assets ($17 million), the sale of certain fossil generation assets and the transfer of certain hydroelectric generation assets.

Amortization of Regulatory Assets, Net

Amortization of regulatory assets, net decreased in 2000, primarily due to changes in amortization levels as a result of industry restructuring
($24 million). This decrease was partially offset by higher amortization associated with the reclassified nuclear plant balances ($17 million).

Federal and State Income Taxes

Federal and state income taxes increased in 2000, primarily due to higher taxable income.

Taxes Other Than Income Taxes

Taxes other than income taxes decreased in 2000, primarily due to lower Connecticut gross earnings taxes and lower local property taxes.

Nuclear Related Costs

Nuclear related costs decreased in 2000, primarily due to the 1999 write-off of capital projects as a result of the standard offer order ($11 million).

Other, Net

Other, net increased in 2000, primarily due to higher miscellaneous income.

Interest on Long-Term Debt

Interest on long-term debt decreased in 2000, primarily due to reacquisitions and retirements of long-term debt in 2000 and 1999.

Comparison of the First Nine Months of 2000 to the First Nine Months of 1999
----------------------------------------------------------------------------

Operating Revenues

Total operating revenues increased by $340 million or 18 percent for the first nine months of 2000, as compared to the same period of 1999, primarily due to higher wholesale revenues ($378 million), as a result of the sale of the output from Millstone 2 and 3, and the amortization of the gain on the transfer of certain hydroelectric generation assets ($9 million), partially offset by lower retail revenues ($59 million).

Retail revenues were lower primarily as a result of a 5 percent rate reduction ($82 million) and lower retail sales ($18 million). Retail sales decreased by
1.1 percent in 2000. These decreases were partially offset by the impact of Millstone 2 being returned to rate base ($33 million).

Fuel, Purchased and Net Interchange Power

Fuel, purchased and net interchange power expense increased in 2000, primarily due to the transition, under industry restructuring, of purchasing full requirements for customers from standard offer suppliers, in addition to the remaining fuel costs of the nuclear units and cogenerators.

Other Operation and Maintenance

Other O&M expenses decreased in 2000, primarily due to lower spending at the nuclear units ($76 million), lower expenses due to the sale of certain fossil generation assets ($48 million) and lower administrative and general expenses ($20 million), partially offset by higher customer service expenses
($27 million).

Depreciation

Depreciation expense decreased in 2000, primarily due to the effect of discontinuing SFAS No. 71 for the generation portion of the business and the resulting reclassification of depreciable nuclear plant balances to regulatory assets ($53 million), the sale of certain fossil generation assets and the transfer of certain hydroelectric generation assets.

Amortization of Regulatory Assets, Net

Amortization of regulatory assets, net decreased in 2000, primarily due to changes in amortization levels as a result of industry restructuring ($92 million), the amortization in 1999 of the gain on the sale of fossil plants ($9 million) and the completion of the amortization of CL&P's cogeneration deferral in the first quarter of 1999 ($6 million). These decreases were partially offset by higher amortization associated with the reclassified nuclear plant balances ($53 million).

Federal and State Income Taxes

Federal and state income taxes increased in 2000, primarily due to higher taxable income.

Taxes Other Than Income Taxes

Taxes other than income taxes decreased in 2000, primarily due to lower Connecticut gross earnings taxes and lower local property taxes.

Other, Net

Other, net increased in 2000, primarily due to higher miscellaneous income.

Interest on Long-Term Debt

Interest on long-term debt decreased in 2000, primarily due to reacquisitions and retirements of long-term debt in 2000 and 1999.

LIQUIDITY

Net cash flows provided by operating activities decreased to $176.5 million for the nine months ended September 30, 2000, compared with $360.4 million for the nine months ended September 30, 1999. Industry restructuring reduced cash flows from operating activities. Industry restructuring resulted in a reduction of depreciation and amortization expense of $129.6 million for the nine months ended September 30, 2000, as compared to 1999. Changes in other uses/sources of cash and changes in working capital, primarily changes in accounts payable, accrued taxes and a reduced level of investment in securitizable assets, also decreased cash flows from operating activities. Those factors were partially offset by a $107.4 million increase in net income in the first nine months of 2000, compared with the same period in 1999.

Including construction expenditures and investments in nuclear decommissioning trusts, net cash flows provided by investing activities were $439.7 million for the nine months ended September 30, 2000, compared with net cash flows used in investing activities of $237.6 million for the nine months ended September 30, 1999. The primary reason for the increase was the net proceeds from the transfer of utility plant to NGC.

Net cash flows used in financing activities were $611.3 million for the nine months ended September 30, 2000, compared with $77.4 million for the nine months ended September 30, 1999. The net cash flows included a net increase in short-term debt of $8.3 million for the nine months ended September 30, 2000, compared with $150 million for the nine months ended September 30, 1999.

The transfer of the 1,289 MW hydroelectric generation assets to NGC produced a significant source of cash for CL&P, which was primarily used to retire short-term debt, long-term debt and preferred stock, as well as repurchase common stock. Financing activities for the nine months ended September 30, 2000, included $578.6 million for the retirement of long-term debt and preferred stock and the repurchase of common stock, compared with $217.8 million for the nine months ended September 30, 1999. Cash dividends on common shares paid for the nine months ended September 30, 2000, were $35 million, compared with no cash dividends paid for the nine months ended September 30, 1999. Payments made for the preferred stock dividends were $6 million and $9.7 million for the nine months ended September 30, 2000 and 1999, respectively, reflecting the ongoing reduction of preferred stock outstanding.

In the fourth quarter of 2000, CL&P expects to refinance its short-term debt. The $500 million line of credit for CL&P and WMECO is expected to be reduced to $350 million to reflect the declining cash needs of NU's regulated businesses.

Over the three-year period of 1999 through 2001, NU expects to complete the restructuring of its three major operating subsidiaries; CL&P, PSNH and WMECO. Total capitalization of each of those companies is expected to drop significantly as a result of the sale of generation assets and the securitization of stranded costs. Management currently expects these regulated companies to receive in excess of $5 billion during that period. Primary sources would include securitization of CL&P nonnuclear stranded costs (approximately $1.5 billion), the sale and transfer of CL&P's and WMECO's fossil and hydroelectric generation assets (approximately $1.4 billion), the sale of Millstone (approximately $1.2 billion), the sale of PSNH's fossil and hydroelectric generation assets, and securitization of PSNH stranded costs (approximately $1.0 billion). As of September 30, 2000, only the sale and transfer of CL&P's and WMECO's fossil and hydroelectric generation assets have occurred, though steps to complete other transactions were under way.

Management currently expects these operating subsidiaries to use proceeds from the aforementioned transactions in four primary ways. More than $2 billion would be used to repay debt and preferred stock; more than $1 billion to buyout and buydown high-cost nonutility generator arrangements; approximately $600 million to pay taxes on the gains from the sale of generation assets, and; approximately $1.2 billion that would be returned to NU from these operating companies. Of that $1.2 billion, CL&P and WMECO repurchased $390 million of their common stock from NU in March 2000, the proceeds from which NU immediately reinvested in NGC. NU will use another $215 million to settle the forward repurchase of approximately 10 million NU common shares that was undertaken in December 1999 and January 2000. Depending on the status of the Con Edison merger, management will consider a variety of uses for the remaining $500 million to $600 million, including share repurchases and additional investments.

On November 8, 2000, the DPUC approved CL&P's request to securitize an amount not to exceed $1.55 billion of approved, eligible stranded costs, primarily related to above-market purchased-power contracts and generation related regulatory assets.

Unlike several other electric transmission and distribution companies that have implemented restructuring, CL&P has been able to supply electricity to its standard offer and default service customers without deferring the collection of payments made to suppliers, including Select Energy. CL&P's fixed-rate supply contracts extend through the end of the standard offer period in 2003.



PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

BALANCE SHEETS

                                                              September 30,
                                                                  2000       December 31,
                                                              (Unaudited)        1999
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
ASSETS
------

Utility Plant, at cost:
  Electric................................................   $  1,977,284   $  1,939,856

     Less: Accumulated provision for depreciation.........        704,992        674,155
                                                             -------------  -------------
                                                                1,272,292      1,265,701
  Unamortized acquisition costs...........................        303,123        324,437
  Construction work in progress...........................         20,509         17,160
  Nuclear fuel, net.......................................          1,267          1,734
                                                             -------------  -------------
     Total net utility plant..............................      1,597,191      1,609,032
                                                             -------------  -------------
Other Property and Investments:
  Nuclear decommissioning trusts, at market...............          7,809          6,880
  Investments in regional nuclear generating
   companies and subsidiary company, at equity............         18,529         18,855
  Other, at cost..........................................          4,073          3,149
                                                             -------------  -------------
                                                                   30,411         28,884
                                                             -------------  -------------
Current Assets:
  Cash and cash equivalents...............................        170,638        182,588
  Receivables, net........................................         75,824         79,290
  Accounts receivable from affiliated companies...........          2,338          9,091
  Taxes receivable from affiliated companies..............          6,926         11,661
  Accrued utility revenues................................         37,346         48,822
  Fuel, materials and supplies, at average cost...........         32,244         38,076
  Recoverable energy costs - current portion..............        110,436         73,721
  Prepayments and other...................................         23,157         18,121
                                                             -------------  -------------
                                                                  458,909        461,370
                                                             -------------  -------------
Deferred Charges:
  Regulatory assets:
   Recoverable energy costs...............................         93,426        120,721
   Income taxes, net......................................        153,408        166,155
   Deferred costs - nuclear plant.........................         64,640        144,418
   Unrecovered contractual obligations....................         43,766         56,544
   Other..................................................          5,430          3,083
  Deferred receivable from affiliated company.............          5,676         12,984
  Unamortized debt expense................................          9,117         11,896
  Other...................................................          9,467          7,346
                                                             -------------  -------------
                                                                  384,930        523,147
                                                             -------------  -------------

Total Assets..............................................   $  2,471,441   $  2,622,433
                                                             =============  =============

The accompanying notes are an integral part of these financial statements.



PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

BALANCE SHEETS

                                                              September 30,
                                                                  2000       December 31,
                                                              (Unaudited)        1999
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common stock, $1 par value - authorized
   100,000,000 shares; 1,000 shares outstanding
   in 2000 and 1999.......................................   $          1   $          1
  Capital surplus, paid in................................        424,867        424,654
  Retained earnings.......................................        326,983        319,938
  Accumulated other comprehensive income..................          1,756          1,074
                                                             -------------  -------------
           Total common stockholder's equity..............        753,607        745,667
  Preferred stock subject to mandatory redemption.........           -            25,000
  Long-term debt..........................................        407,285        516,485
                                                             -------------  -------------
           Total capitalization...........................      1,160,892      1,287,152
                                                             -------------  -------------

Obligations Under Seabrook Power Contracts
 and Other Capital Leases.................................        566,936        624,477
                                                             -------------  -------------
Current Liabilities:
  Long-term debt and preferred stock - current portion....         25,000         25,000
  Obligations under Seabrook Power Contracts and other
   capital leases - current portion.......................         94,645        101,676
  Accounts payable........................................         27,022         38,685
  Accounts payable to affiliated companies................         44,951         38,229
  Accrued taxes...........................................         55,056         33,443
  Accrued interest........................................         12,224          6,294
  Accrued pension benefits................................         42,404         45,504
  Other...................................................         61,330         10,184
                                                             -------------  -------------
                                                                  362,632        299,015
                                                             -------------  -------------
Deferred Credits and Other Long-term Liabilities:
  Accumulated deferred income taxes.......................        238,712        266,644
  Accumulated deferred investment tax credits.............         27,924         12,532
  Deferred contractual obligations........................         43,766         56,544
  Deferred revenue from affiliated company................          5,676         12,984
  Other...................................................         64,903         63,085
                                                             -------------  -------------
                                                                  380,981        411,789
                                                             -------------  -------------

Commitments and Contingencies (Note 2)

Total Capitalization and Liabilities......................   $  2,471,441   $  2,622,433
                                                             =============  =============

The accompanying notes are an integral part of these financial statements.



PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

STATEMENTS OF INCOME
(Unaudited)

                                                      Three Months Ended     Nine Months Ended
                                                         September 30,         September 30,
                                                    --------------------- ----------------------
                                                       2000       1999       2000        1999
                                                    ---------- ---------- ---------- -----------
                                                              (Thousands of Dollars)

Operating Revenues................................. $ 337,865  $ 310,739  $ 993,017  $  884,362
                                                    ---------- ---------- ---------- -----------
Operating Expenses:
  Operation -
     Fuel, purchased and net interchange power.....   232,169    187,339    655,508     527,161
     Other.........................................    29,584     32,350     93,126      91,679
  Maintenance......................................     9,913     13,979     34,479      42,564
  Depreciation.....................................    10,312     11,868     33,361      35,825
  Amortization of regulatory assets, net...........    11,468     11,481     34,407      23,414
  Federal and state income taxes...................     5,275      7,204     31,087      29,349
  Taxes other than income taxes....................    10,964     11,852     33,193      34,836
                                                    ---------- ---------- ---------- -----------
        Total operating expenses...................   309,685    276,073    915,161     784,828
                                                    ---------- ---------- ---------- -----------
Operating Income...................................    28,180     34,666     77,856      99,534
                                                    ---------- ---------- ---------- -----------

Other Income/(Loss):
  Equity in earnings of regional nuclear
    generating companies and subsidiary company....       553        404      1,144       1,011
  Other, net.......................................     2,257      3,985     10,031      10,288
  Income taxes.....................................     6,507     (2,494)     1,319      (6,696)
                                                    ---------- ---------- ---------- -----------
        Other income, net..........................     9,317      1,895     12,494       4,603
                                                    ---------- ---------- ---------- -----------
        Income before interest charges.............    37,497     36,561     90,350     104,137
                                                    ---------- ---------- ---------- -----------

Interest Charges:
  Interest on long-term debt.......................     8,793     10,450     29,897      32,027
  Other interest...................................       (29)       527         37         550
                                                    ---------- ---------- ---------- -----------
        Interest charges, net......................     8,764     10,977     29,934      32,577
                                                    ---------- ---------- ---------- -----------


Net Income......................................... $  28,733  $  25,584  $  60,416  $   71,560
                                                    ========== ========== ========== ===========

The accompanying notes are an integral part of these financial statements.


PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

STATEMENTS OF CASH FLOWS
(Unaudited)

                                                               Nine Months Ended
                                                                 September 30,
                                                            -----------------------
                                                                 2000        1999
                                                            ----------- -----------
                                                             (Thousands of Dollars)
Operating activities:
  Net income............................................... $   60,416  $   71,560
  Adjustments to reconcile to net cash flows
   provided by operating activities:
    Depreciation...........................................     33,361      35,825
    Deferred income taxes and investment tax credits, net..    (10,193)     12,472
    Amortization of recoverable energy costs, net..........     (9,420)     22,683
    Amortization of regulatory assets, net.................     34,407      23,414
    Allocation of ESOP benefits............................        (58)    (10,524)
    Net other uses of cash.................................    (40,404)     (6,876)
  Changes in working capital:
    Receivables and accrued utility revenues...............     21,695      (3,400)
    Fuel, materials and supplies...........................      5,832       3,648
    Accounts payable.......................................     (4,941)     27,679
    Accrued taxes..........................................     21,613     (17,202)
    Other working capital (excludes cash)..................     53,675       2,375
                                                            ----------- -----------
Net cash flows provided by operating activities............    165,983     161,654
                                                            ----------- -----------

Investing Activities:
  Investments in plant:
    Electric utility plant.................................    (39,098)    (31,727)
    Nuclear fuel...........................................       (254)     (1,057)
                                                            ----------- -----------
  Net cash flows used for investments in plant.............    (39,352)    (32,784)
  Investment in nuclear decommissioning trust..............       (470)       (504)
  Other investment activities, net.........................       (598)       (386)
                                                            ----------- -----------
Net cash flows used in investing activities................    (40,420)    (33,674)
                                                            ----------- -----------
Financing Activities:
  Reacquisitions and retirements of long-term debt.........   (109,200)       -
  Reacquisitions and retirements of preferred stock........    (25,000)    (25,000)
  Cash dividends on preferred stock........................     (3,313)     (5,300)
                                                            ----------- -----------
Net cash flows used in financing activities................   (137,513)    (30,300)
                                                            ----------- -----------

Net (decrease)/increase in cash and cash equivalents.......    (11,950)     97,680
Cash and cash equivalents - beginning of period............    182,588      60,885
                                                            ----------- -----------
Cash and cash equivalents - end of period.................. $  170,638  $  158,565
                                                            =========== ===========

The accompanying notes are an integral part of these financial statements.



                   PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations


PSNH is a wholly owned subsidiary of NU. This discussion should be read in conjunction with NU's management's discussion and analysis of financial condition and results of operations, consolidated financial statements and footnotes in this Form 10-Q, the First and Second Quarter 2000 Form 10-Qs, and the NU 1999 Form 10-K.

RESULTS OF OPERATIONS

The components of significant income statement variances for the third quarter of 2000 and the first nine months of 2000 are provided in the table below.

                                           Income Statement Variances
                                              (Millions of Dollars)
                                             2000 over/(under) 1999
                                             ----------------------

                                        Third               Nine
                                       Quarter   Percent   Months   Percent
                                       -------   -------   ------   -------

Operating revenues                       $27         9%     $109       12%

Fuel, purchased and net
  interchange power                       45        24       128       24
Other operation                           (3)       (9)        1        2
Maintenance                               (4)      (29)       (8)     (19)
Amortization of regulatory
  assets, net                              -         -        11       47
Federal and state income taxes           (11)       (a)       (6)     (17)

Net Income                                 3        12       (11)     (16)

(a) Percent greater than 100.

Comparison of the Third Quarter of 2000 to the Third Quarter of 1999
--------------------------------------------------------------------

Operating Revenues

Total operating revenues increased by $27 million or 9 percent in the third quarter of 2000, as compared to the same period of 1999, primarily due to the higher wholesale revenues from higher capacity and energy sales ($62 million), partially offset by lower wholesale revenues from the loss of NAEC as a customer ($17 million), lower retail sales ($7 million) and lower transmission revenues ($5 million).

Fuel, Purchased and Net Interchange Power

Fuel, purchased and net interchange power expense increased in 2000, primarily due to higher wholesale energy sales.

Other Operation and Maintenance

Other O&M expenses decreased in 2000, primarily due to lower transmission and distribution expenses ($4 million), lower expenses associated with the fossil plants ($2 million) and lower administrative and general expenses ($1 million).

Federal and State Income Taxes

Federal and state income taxes decreased in 2000, primarily due to the amortization of investment tax credits in the third quarter 2000.

Comparison of the First Nine Months of 2000 to the First Nine Months of 1999
----------------------------------------------------------------------------

Operating Revenues

Total operating revenues increased by $109 million or 12 percent for the first nine months of 2000, as compared to the same period of 1999, primarily due to higher wholesale energy sales ($200 million), partially offset by lower capacity sales ($46 million) and lower firm wholesale revenues ($47 million).

Fuel, Purchased and Net Interchange Power

Fuel, purchased and net interchange power expense increased in 2000, primarily due to higher wholesale energy sales.

Other Operation and Maintenance

Other O&M expenses decreased in 2000, primarily due to lower administrative and general expenses ($3 million), lower transmission and distribution expenses
($2 million) and lower expenses associated with the fossil plants ($1 million).

Amortization of Regulatory Assets, Net

Amortization of regulatory assets, net increased in 2000, primarily due to the amortization in 1999 of a net operating loss carryforward.

Federal and State Income Taxes

Federal and state income taxes decreased in 2000, primarily due to the amortization of investment tax credits in the third quarter 2000.

LIQUIDITY

Net cash flows provided by operating activities increased to $166 million for the nine months ended September 30, 2000, compared with $161.7 million for the nine months ended September 30, 1999. The primary reasons for the increase were due to changes in working capital, including receivables and unbilled revenues, accounts payable, accrued taxes, and other working capital. The increase in net cash flows provided by operating activities was offset by a change in the amortization of recoverable energy costs, net, net other uses of cash and a decrease in net income of $11.1 million for the first nine months of 2000, compared with the same period in 1999.

Net cash flows used in investing activities were $40.4 million for the nine months ended September 30, 2000, compared with $33.7 million for the nine months ended September 30, 1999, primarily as a result of increased investments in plant.

Net cash flows used in financing activities were $137.5 million for the nine months ended September 30, 2000, compared with $30.3 million for the nine months ended September 30, 1999. The net cash flows included $134.2 million for the retirement of long-term debt and preferred stock, compared with $25 million for the nine months ended September 30, 1999.

In August and September 2000, PSNH repaid $109.2 million of variable-rate taxable pollution control bonds. On October 2, 2000, PSNH paid a $50 million common dividend to NU, the first common dividend paid by PSNH since February 1997. As agreed to by the NHPUC, the dividend was paid in connection with the 5 percent rate reduction effective October 1, 2000.

On October 4, 2000, Fitch upgraded the debt ratings of PSNH's secured pollution control bonds and preferred stock. Almost all NU system securities are under review for possible upgrades, or on "credit watch" with positive implications by Standard and Poor's, Moody's Investors Service and Fitch.

Over the three-year period of 1999 through 2001, NU expects to complete the restructuring of its three major operating subsidiaries; CL&P, PSNH and WMECO. Total capitalization of each of those companies is expected to drop significantly as a result of the sale of generation assets and the securitization of stranded costs. Management currently expects these regulated companies to receive in excess of $5 billion during that period. Primary sources would include securitization of CL&P nonnuclear stranded costs (approximately $1.5 billion), the sale and transfer of CL&P's and WMECO's fossil and hydroelectric generation assets (approximately $1.4 billion), the sale of Millstone (approximately $1.2 billion), the sale of PSNH's fossil and hydroelectric generation assets, and securitization of PSNH stranded costs (approximately $1.0 billion). As of September 30, 2000, only the sale and transfer of CL&P's and WMECO's fossil and hydroelectric generation assets have occurred, though steps to complete other transactions were under way.

Management currently expects these operating subsidiaries to use proceeds from the aforementioned transactions in four primary ways. More than $2 billion would be used to repay debt and preferred stock; more than $1 billion to buyout and buydown high-cost nonutility generator arrangements; approximately $600 million to pay taxes on the gains from the sale of generation assets, and; approximately $1.2 billion that would be returned to NU from these operating companies. Of that $1.2 billion, CL&P and WMECO repurchased $390 million of their common stock from NU in March 2000, the proceeds from which NU immediately reinvested in NGC. NU will use another $215 million to settle the forward repurchase of approximately 10 million NU common shares that was undertaken in December 1999 and January 2000. Depending on the status of the Con Edison merger, management will consider a variety of uses for the remaining $500 million to $600 million, including share repurchases and additional investments.

The NHPUC approved securitization of up to $670 million of PSNH stranded costs on September 8, 2000. PSNH plans to complete the securitization process by early 2001.

Under the Settlement Agreement, PSNH will supply transition service for its customers from its own portfolio of generation assets for the first nine months after restructuring takes effect. PSNH is not expected to defer significant costs during that time.



WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

                                                             September 30,
                                                                 2000      December 31,
                                                             (Unaudited)       1999
                                                            -------------  ------------
                                                               (Thousands of Dollars)
ASSETS
------

Utility Plant, at original cost:
  Electric................................................  $  1,107,511   $ 1,175,954

     Less: Accumulated provision for depreciation.........       792,208       813,978
                                                            -------------  ------------
                                                                 315,303       361,976
  Construction work in progress...........................        20,240        21,181
  Nuclear fuel, net.......................................        17,013        18,880
                                                            -------------  ------------
     Total net utility plant..............................       352,556       402,037
                                                            -------------  ------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............       152,960       144,567
  Investments in regional nuclear generating
   companies, at equity...................................        15,121        14,723
  Other, at cost..........................................         6,356         6,232
                                                            -------------  ------------
                                                                 174,437       165,522
                                                            -------------  ------------
Current Assets:
  Cash....................................................           112           950
  Receivables, net........................................        34,076        31,692
  Accounts receivable from affiliated companies...........        16,249         3,918
  Taxes receivable........................................         2,212         1,912
  Accrued utility revenues................................        14,784        13,485
  Fuel, materials and supplies, at average cost...........         1,640         3,097
  Prepayments and other...................................        47,104        30,119
                                                            -------------  ------------
                                                                 116,177        85,173
                                                            -------------  ------------
Deferred Charges:
  Regulatory assets:
   Recoverable nuclear costs..............................       258,937       428,838
   Income taxes, net......................................        50,359        49,008
   Unrecovered contractual obligations....................        44,352        63,701
   Recoverable energy costs, net..........................         7,168        16,319
   Other..................................................        43,932        36,934
  Unamortized debt expense................................         1,689         1,926
  Other...................................................         4,500         4,146
                                                            -------------  ------------
                                                                 410,937       600,872
                                                            -------------  ------------

Total Assets..............................................  $  1,054,107   $ 1,253,604
                                                            =============  ============

The accompanying notes are an integral part of these financial statements.



WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

                                                             September 30,
                                                                 2000      December 31,
                                                             (Unaudited)       1999
                                                            -------------  ------------
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common stock, $25 par value - 1,072,471 shares
   authorized; 590,093 shares outstanding in 2000
   and 1,072,471 shares outstanding in 1999...............  $     14,752   $    26,812
  Capital surplus, paid in................................        93,945       171,691
  Retained earnings.......................................        52,223        38,712
  Accumulated other comprehensive income..................           267           160
                                                            -------------  ------------
           Total common stockholder's equity..............       161,187       237,375
  Preferred stock not subject to mandatory redemption.....        20,000        20,000
  Preferred stock subject to mandatory redemption.........        15,000        16,500
  Long-term debt..........................................       138,699       290,279
                                                            -------------  ------------
           Total capitalization...........................       334,886       564,154
                                                            -------------  ------------
Obligations Under Capital Leases..........................         6,550         8,106
                                                            -------------  ------------
Current Liabilities:
  Notes payable to banks..................................       110,000       123,000
  Notes payable to affiliated company.....................        16,600         9,400
  Long-term debt and preferred stock - current portion....        61,500         1,500
  Obligations under capital leases - current portion......        21,003        21,866
  Accounts payable........................................        28,689        12,974
  Accounts payable to affiliated companies................         5,099         3,208
  Accrued taxes...........................................         1,705           589
  Accrued interest........................................         2,998         6,046
  Other...................................................        11,030        14,384
                                                            -------------  ------------
                                                                 258,624       192,967
                                                            -------------  ------------
Deferred Credits and Other Long-term Liabilities:
  Accumulated deferred income taxes.......................       225,322       242,942
  Accumulated deferred investment tax credits.............        17,918        19,765
  Decommissioning obligation - Millstone 1................       138,999       136,130
  Deferred contractual obligations........................        44,352        63,701
  Other...................................................        27,456        25,839
                                                            -------------  ------------
                                                                 454,047       488,377
                                                            -------------  ------------
Commitments and Contingencies (Note 2)

Total Capitalization and Liabilities......................  $  1,054,107   $ 1,253,604
                                                            =============  ============

The accompanying notes are an integral part of these financial statements.



WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                 Three Months Ended     Nine Months Ended
                                                    September 30,         September 30,
                                                -------------------  ---------------------
                                                   2000      1999       2000       1999
                                                --------- ---------  --------- -----------
                                                           (Thousands of Dollars)

Operating Revenues............................. $130,400  $107,776   $379,900  $  314,291
                                                --------- ---------  --------- -----------
Operating Expenses:
  Operation -
     Fuel, purchased and net interchange power.   61,245    62,974    185,873     120,863
     Other.....................................   24,651    (6,154)    55,544      51,352
  Maintenance..................................    7,064    14,469     25,112      41,561
  Depreciation.................................    4,389     3,904     13,334      22,967
  Amortization of regulatory assets............    8,322    10,667     33,227      16,084
  Federal and state income taxes...............    6,728    15,559     14,923      23,166
  Taxes other than income taxes................    4,061     4,778     13,191      15,702
  Gain on sale of utility plant................        -   (21,242)         -     (21,242)
                                                --------- ---------  --------- -----------
        Total operating expenses...............  116,460    84,955    341,204     270,453
                                                --------- ---------  --------- -----------
Operating Income...............................   13,940    22,821     38,696      43,838
                                                --------- ---------  --------- -----------

Other Income/(Loss):
  Equity in earnings of regional nuclear
    generating companies.......................      669       300      1,081         718
  Nuclear related costs........................        -    (6,348)    (2,808)     (6,348)
  Other, net...................................      335    (2,584)     1,107      (3,291)
  Income taxes.................................      592     4,583      5,192       5,418
                                                --------- ---------  --------- -----------
        Other income/(loss), net...............    1,596    (4,049)     4,572      (3,503)
                                                --------- ---------  --------- -----------
        Income before interest charges.........   15,536    18,772     43,268      40,335
                                                --------- ---------  --------- -----------

Interest Charges:
  Interest on long-term debt...................    2,968     5,944     11,076      18,337
  Other interest...............................    2,930     1,460      8,545       1,595
                                                --------- ---------  --------- -----------
        Interest charges, net..................    5,898     7,404     19,621      19,932
                                                --------- ---------  --------- -----------

Net Income..................................... $  9,638  $ 11,368   $ 23,647  $   20,403
                                                ========= =========  ========= ===========

The accompanying notes are an integral part of these financial statements.



WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                 -----------------------
                                                                      2000        1999
                                                                 ----------- -----------
                                                                  (Thousands of Dollars)
Operating Activities:
  Net income.................................................... $   23,647  $   20,403
  Adjustments to reconcile to net cash flows
   provided by/(used in) operating activities:
    Depreciation................................................     13,334      22,967
    Deferred income taxes and investment tax credits, net.......    (10,450)      1,631
    Amortization of recoverable energy costs, net...............      9,151       4,102
    Amortization of regulatory assets, net......................     33,227      16,084
    Nuclear related costs.......................................      2,809        -
    Amortization of gain on transfer of utility plant...........      3,849        -
    Allocation of ESOP benefits.................................        (36)     (6,857)
    Buyout of IPP contract......................................       -        (19,700)
    Gain on sale of utility plant...............................       -        (21,242)
    Net other uses of cash......................................    (18,442)    (10,143)
  Changes in working capital:
    Receivables and accrued utility revenues....................    (16,014)    (63,252)
    Fuel, materials and supplies................................      1,457       1,930
    Accounts payable............................................     17,606      (8,072)
    Accrued taxes...............................................      1,116       2,634
    Investments in securitizable assets.........................       -         21,865
    Prepayments and other.......................................    (16,985)     (4,194)
    Other working capital (excludes cash).......................     (6,702)     23,798
                                                                 ----------- -----------
Net cash flows provided by/(used in) operating activities.......     37,567     (18,046)
                                                                 ----------- -----------
Investing Activities:
  Investments in plant:
    Electric utility plant......................................    (15,084)    (21,106)
    Nuclear fuel................................................     (4,005)     (5,343)
                                                                 ----------- -----------
  Net cash flows used for investments in plant..................    (19,089)    (26,449)
  Investments in nuclear decommissioning trusts.................     (3,031)     (8,875)
  Other investment activities, net..............................       (522)      1,053
  Net proceeds from the transfer/sale of utility plant..........    185,787      48,385
                                                                 ----------- -----------
Net cash flows provided by investing activities.................    163,145      14,114
                                                                 ----------- -----------
Financing Activities:
  Net (decrease)/increase in short-term debt....................     (5,800)     28,400
  Reacquisitions and retirements of long-term debt..............    (94,150)    (40,000)
  Reacquisitions and retirements of preferred stock.............     (1,500)     (1,500)
  Repurchase of common shares...................................    (90,000)       -
  Cash dividends on preferred stock.............................     (2,098)     (2,570)
  Cash dividends on common stock................................     (8,002)       -
  Capital contribution..........................................       -         20,000
                                                                 ----------- -----------
Net cash flows (used in)/provided by financing activities.......   (201,550)      4,330
                                                                 ----------- -----------
Net (decrease)/increase in cash for the period..................       (838)        398
Cash - beginning of period......................................        950         106
                                                                 ----------- -----------
Cash - end of period............................................ $      112  $      504
                                                                 =========== ===========

The accompanying notes are an integral part of these financial statements.



            WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


WMECO is a wholly owned subsidiary of NU. This discussion should be read in conjunction with NU's management's discussion and analysis of financial condition and results of operations, consolidated financial statements and footnotes in this Form 10-Q, the First and Second Quarter 2000 Form 10-Qs, and the NU 1999 Form 10-K.

RESULTS OF OPERATIONS

The components of significant income statement variances for the third quarter 2000 and the first nine months of 2000 are provided in the table below.

                                           Income Statement Variances
                                              (Millions of Dollars)
                                             2000 over/(under) 1999
                                             ----------------------

                                        Third               Nine
                                       Quarter   Percent   Months   Percent
                                       -------   -------   ------   -------

Operating revenues                       $23        21%     $66       21%

Fuel, purchased and net
  interchange power                      (2)        (3)      65       54
Other operation                          31         (a)       4        8
Maintenance                              (7)       (51)     (16)     (40)
Depreciation                              -          -      (10)     (42)
Amortization of regulatory
  assets, net                            (2)       (22)      17       (a)
Federal and state income taxes           (5)       (44)      (8)     (45)
Gain on sale of utility plant            21        100       21      100
Nuclear related costs                    (6)      (100)      (4)     (56)
Other, net                                3         (a)       4       (a)
Interest on long-term debt               (3)       (50)      (7)     (40)
Other interest                            1         (a)       7       (a)

Net Income                               (2)       (15)       3       16

(a) Percent greater than 100.

Comparison of the Third Quarter of 2000 to the Third Quarter of 1999
--------------------------------------------------------------------

Operating Revenues

Total operating revenues increased by $23 million or 21 percent in the third quarter of 2000, as compared to the same period of 1999, primarily due to higher wholesale revenues ($22 million), as a result of the sale of the output from Millstone 2 and 3.

Other Operation and Maintenance

Other operation expenses increased in 2000, primarily due to the deferral of 1999 costs as a result of restructuring ($35 million).

Other maintenance expenses decreased in 2000, primarily due to lower spending at the nuclear units ($6 million).

Federal and State Income Taxes

Federal and state income taxes increased in 2000, primarily due to higher taxable income.

Gain on Sale of Utility Plant

WMECO had a third quarter 1999 gain due to the sale of certain fossil and hydroelectric generation assets to an unaffiliated company. The gain, net of income tax expense, was offset by the amortization of regulatory assets.

Nuclear Related Costs

Nuclear related costs decreased in 2000, primarily due to the 1999 write-off of WMECO's unrecoverable Millstone 1 investment as a result of its restructuring order ($7 million).

Other, Net

Other, net increased in 2000, primarily due to an increase in the environmental reserve in 1999 ($3 million).

Interest on Long-Term Debt

Interest on long-term debt decreased in 2000, primarily due to reacquisitions and retirements of long-term debt in 2000 and 1999.

Comparison of the First Nine Months of 2000 to the First Nine Months of 1999
----------------------------------------------------------------------------

Operating Revenues

Total operating revenues increased by $66 million or 21 percent for the first nine months of 2000, as compared to the same period of 1999, primarily due to higher wholesale revenues ($68 million), as a result of the sale of the output from Millstone 2 and 3 and the amortization of the gain on the transfer of certain hydroelectric generation assets ($2 million), partially offset by lower retail sales ($6 million).

Fuel, Purchased and Net Interchange Power

Fuel, purchased and net interchange power expense increased in 2000, primarily due to the transition, under industry restructuring, of purchasing full requirements for customers from standard offer suppliers, in addition to the remaining fuel costs of the nuclear units and cogenerators.

Other Operation and Maintenance

Other operation expenses increased in 2000, primarily due to the deferral of 1999 costs associated with restructuring ($35 million), partially offset by lower administrative and general expenses ($14 million), lower spending at the nuclear units ($8 million) and lower transmission expenses ($6 million).

Other maintenance expenses decreased in 2000, primarily due to lower spending at the nuclear units ($13 million).

Depreciation

Depreciation expense decreased in 2000, primarily due to the effect of discontinuing SFAS No. 71 for the generation portion of the business and the resulting reclassification of depreciable nuclear plant balances to regulatory assets ($10 million), the sale of certain fossil generation assets and the transfer of certain hydroelectric generation assets.

Amortization of Regulatory Assets, Net

Amortization of regulatory assets, net increased in 2000, primarily due to changes in amortization levels as a result of industry restructuring ($19 million) and higher amortization associated with the reclassified nuclear plant balances ($10 million), partially offset by the amortization in 1999 of the gain on the sale of the fossil plants ($12 million).

Federal and State Income Taxes

Federal and state income taxes increased in 2000, primarily due to higher taxable income.

Gain on Sale of Utility Plant

WMECO had a third quarter 1999 gain due to the sale of certain fossil and hydroelectric generation assets to an unaffiliated company. The gain, net of income tax expense, was offset by the amortization of regulatory assets.

Nuclear Related Costs

Nuclear related costs decreased in 2000, primarily due to the 1999 write-off of WMECO's unrecoverable Millstone 1 investment as a result of its restructuring order ($7 million), partially offset by the 2000 settlement of Millstone-related litigation, net of insurance proceeds ($3 million).

Other, Net

Other, net increased in 2000, primarily due to an increase in the environmental reserve in 1999 ($3 million).

Interest on Long-Term Debt

Interest on long-term debt decreased in 2000, primarily due to reacquisitions and retirements of long-term debt in 2000 and 1999.

Other Interest

Other interest expense increased in 2000, primarily due to higher average short-term debt outstanding in 2000.

LIQUIDITY

Net cash flows provided by operating activities increased to $37.6 million for the nine months ended September 30, 2000, compared with net cash flows used in operating activities of $18 million for the nine months ended September 30, 1999. The 1999 buyout of a certain IPP contract and the 1999 gain on the sale of utility plant primarily increased cash flows from operating activities in 2000. Changes in working capital, primarily changes in receivables and accrued utility revenues, accounts payable, a reduced level of investment in securitizable assets, prepayments and other, and other working capital, also increased cash flows from operating activities. A $3.2 million increase in net income in the first nine months of 2000, compared with the same period in 1999 also increased net cash flows from operating activities.

Including construction expenditures and investments in nuclear decommissioning trusts, net cash flows provided by investing activities were $163.1 million for the nine months ended September 30, 2000, compared with $14.1 million for the nine months ended September 30, 1999. The primary reasons for the increase were the net proceeds from the transfer of utility plant to NGC and lower investments in plant and decommissioning trusts.

Net cash flows used in financing activities were $201.6 million for the nine months ended September 30, 2000, compared with net cash flows provided by financing activities of $4.3 million for the nine months ended September 30, 1999. The net cash flows included a net decrease in short-term debt of $5.8 million for the nine months ended September 30, 2000, compared with an increase in short-term debt of $28.4 million for the nine months ended September 30, 1999.

The transfer of the 1,289 MW hydroelectric generation assets to NGC produced a significant source of cash for WMECO, which was primarily used to retire short-term debt, long-term debt and preferred stock, as well as repurchase common stock. Financing activities for the nine months ended September 30, 2000, included $185.7 million for the retirement of long-term debt and preferred stock and the repurchase of common stock, compared with $41.5 million for the nine months ended September 30, 1999. Cash dividends on common shares paid for the nine months ended September 30, 2000, were $8 million, compared with no cash dividends paid for the nine months ended September 30, 1999. Payments made for the preferred stock dividends were $2.1 million and $2.6 million for the nine months ended September 30, 2000 and 1999, respectively, reflecting the ongoing reduction of preferred stock outstanding.

In the fourth quarter of 2000, WMECO expects to refinance its short-term debt. The $500 million line of credit for WMECO and CL&P is expected to be reduced to $350 million to reflect the declining cash needs of NU's regulated businesses.

Over the three-year period of 1999 through 2001, NU expects to complete the restructuring of its three major operating subsidiaries; CL&P, PSNH and WMECO. Total capitalization of each of those companies is expected to drop significantly as a result of the sale of generation assets and the securitization of stranded costs. Management currently expects these regulated companies to receive in excess of $5 billion during that period. Primary sources would include securitization of CL&P nonnuclear stranded costs (approximately $1.5 billion), the sale and transfer of CL&P's and WMECO's fossil and hydroelectric generation assets (approximately $1.4 billion), the sale of Millstone (approximately $1.2 billion), the sale of PSNH's fossil and hydroelectric generation assets, and securitization of PSNH stranded costs (approximately $1.0 billion). As of September 30, 2000, only the sale and transfer of CL&P's and WMECO's fossil and hydroelectric generation assets have occurred, though steps to complete other transactions were under way.

Management currently expects these operating subsidiaries to use proceeds from the aforementioned transactions in four primary ways. More than $2 billion would be used to repay debt and preferred stock; more than $1 billion to buyout and buydown high-cost nonutility generator arrangements; approximately $600 million to pay taxes on the gains from the sale of generation assets, and; approximately $1.2 billion that would be returned to NU from these operating companies. Of that $1.2 billion, CL&P and WMECO repurchased $390 million of their common stock from to NU in March 2000, the proceeds from which NU immediately reinvested in NGC. NU will use another $215 million to settle the forward repurchase of approximately 10 million NU common shares that was undertaken in December 1999 and January 2000. Depending on the status of the Con Edison merger, management will consider a variety of uses for the remaining $500 million to $600 million, including share repurchases and additional investments.

WMECO is seeking DTE approval to securitize $160 million of stranded costs which is anticipated by the end of 2000.

Unlike several other electric transmission and distribution companies that have implemented restructuring, WMECO has been able to supply electricity to its standard offer and default service customers without deferring the collection of payments made to suppliers, including Select Energy. WMECO will renew its standard offer supply contracts beginning January 1, 2001, for the calendar year 2001, through a competitive bidding solicitation process. The bidding deadline closed at the end of October 2000. Bid results reflect an increase to the current cost to supply standard offer service which is consistent with the current increase in market prices for energy. As a result, WMECO will seek rate relief under the current restructuring legislation effective January 1, 2001.



NORTH ATLANTIC ENERGY CORPORATION

BALANCE SHEETS

                                                              September 30,
                                                                  2000       December 31,
                                                              (Unaudited)        1999
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
ASSETS
------

Utility Plant, at original cost:
  Electric................................................   $    724,005   $    736,472

     Less: Accumulated provision for depreciation.........        220,427        196,694
                                                             -------------  -------------
                                                                  503,578        539,778
  Construction work in progress...........................          8,473         10,274
  Nuclear fuel, net.......................................         26,371         21,149
                                                             -------------  -------------
     Total net utility plant..............................        538,422        571,201
                                                             -------------  -------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............         52,544         43,667
                                                             -------------  -------------
                                                                   52,544         43,667
                                                             -------------  -------------
Current Assets:
  Cash....................................................             44           -
  Special deposits........................................          3,624              7
  Notes receivable from affiliated companies..............         35,000         56,400
  Accounts receivable from affiliated companies...........         22,278         22,840
  Taxes receivable........................................           -            11,717
  Materials and supplies, at average cost.................         13,562         13,088
  Prepayments and other...................................             84          1,766
                                                             -------------  -------------
                                                                   74,592        105,818
                                                             -------------  -------------
Deferred Charges:
  Regulatory assets:
   Deferred costs - Seabrook..............................         40,137         88,545
   Income taxes, net......................................         26,980         35,605
   Recoverable energy costs...............................          1,540          1,703
   Unamortized loss on reacquired debt....................           -             3,788
  Unamortized debt expense................................          1,057          1,780
  Prepaid property tax....................................          1,377           -
  Other...................................................             44           -
                                                             -------------  -------------
                                                                   71,135        131,421
                                                             -------------  -------------
Total Assets..............................................   $    736,693   $    852,107
                                                             =============  =============

The accompanying notes are an integral part of these financial statements.



NORTH ATLANTIC ENERGY CORPORATION

BALANCE SHEETS

                                                              September 30,
                                                                  2000       December 31,
                                                              (Unaudited)        1999
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common stock, $1 par value - 1,000 shares
   authorized and outstanding in 2000 and 1999............   $          1   $          1
  Capital surplus, paid in................................        160,999        160,999
  Retained earnings.......................................          1,840         12,752
                                                             -------------  -------------
           Total common stockholder's equity..............        162,840        173,752
  Long-term debt..........................................         65,000        135,000
                                                             -------------  -------------
           Total capitalization...........................        227,840        308,752
                                                             -------------  -------------
Current Liabilities:
  Long-term debt - current portion........................        270,000        270,000
  Accounts payable........................................          7,060         11,694
  Accounts payable to affiliated companies................            963            806
  Accrued taxes...........................................          3,380           -
  Accrued interest........................................          4,649          2,340
  Other...................................................            297            272
                                                             -------------  -------------
                                                                  286,349        285,112
                                                             -------------  -------------

Deferred Credits and Other Long-term Liabilities:
  Accumulated deferred income taxes.......................        192,326        222,601
  Deferred obligation to affiliated company...............          5,676         12,984
  Other...................................................         24,502         22,658
                                                             -------------  -------------
                                                                  222,504        258,243
                                                             -------------  -------------

Commitments and Contingencies (Note 2)

Total Capitalization and Liabilities......................   $    736,693   $    852,107
                                                             =============  =============

The accompanying notes are an integral part of these financial statements.


NORTH ATLANTIC ENERGY CORPORATION
STATEMENTS OF INCOME
(Unaudited)

                                                      Three Months Ended     Nine Months Ended
                                                         September 30,         September 30,
                                                    --------------------- ---------------------
                                                       2000       1999       2000       1999
                                                    ---------- ---------- ---------- ----------
                                                              (Thousands of Dollars)

Operating Revenues................................. $  66,921  $  69,779  $ 199,303  $ 217,271
                                                    ---------- ---------- ---------- ----------
Operating Expenses:
  Operation -
     Fuel..........................................     4,195      4,248     12,261     11,347
     Other.........................................     9,396      9,090     27,701     30,322
  Maintenance......................................     3,242      2,818      8,499     16,938
  Depreciation.....................................     6,944      6,844     20,833     20,697
  Amortization of regulatory assets, net...........    21,294     21,372     63,882     64,116
  Federal and state income taxes...................     9,504      8,758     26,899     26,170
  Taxes other than income taxes....................     1,876      4,527      5,916     10,781
                                                    ---------- ---------- ---------- ----------
        Total operating expenses...................    56,451     57,657    165,991    180,371
                                                    ---------- ---------- ---------- ----------
Operating Income...................................    10,470     12,122     33,312     36,900
                                                    ---------- ---------- ---------- ----------

Other Income/(Loss):
  Deferred Seabrook return - other funds...........       456      1,037      1,805      3,518
  Other, net.......................................    (1,922)    (2,113)    (4,821)    (5,601)
  Income taxes.....................................     4,837      3,867     16,890     11,886
                                                    ---------- ---------- ---------- ----------
        Other income, net..........................     3,371      2,791     13,874      9,803
                                                    ---------- ---------- ---------- ----------
        Income before interest charges.............    13,841     14,913     47,186     46,703
                                                    ---------- ---------- ---------- ----------
Interest Charges:
  Interest on long-term debt.......................     7,076     10,576     27,328     34,691
  Other interest...................................      (493)      (115)    (1,046)      (389)
  Deferred Seabrook return - borrowed funds........      (805)    (1,990)    (3,184)    (6,745)
                                                    ---------- ---------- ---------- ----------
        Interest charges, net......................     5,778      8,471     23,098     27,557
                                                    ---------- ---------- ---------- ----------

Net Income......................................... $   8,063  $   6,442  $  24,088  $  19,146
                                                    ========== ========== ========== ==========

The accompanying notes are an integral part of these financial statements.


NORTH ATLANTIC ENERGY CORPORATION

STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                  Nine Months Ended
                                                                    September 30,
                                                               -----------------------
                                                                    2000        1999
                                                               ----------- -----------
                                                                (Thousands of Dollars)
Operating Activities:
  Net income.................................................. $   24,088  $   19,146
  Adjustments to reconcile to net cash flows
   provided by operating activities:
    Depreciation..............................................     20,833      20,697
    Deferred income taxes and investment tax credits, net.....    (21,724)      1,136
    Amortization of nuclear fuel..............................      9,733       9,265
    Deferred return - Seabrook................................     (4,989)    (10,263)
    Amortization of regulatory assets, net....................     63,882      64,116
    Deferred obligation to affiliated company.................     (7,308)     (7,308)
    Net other sources of cash.................................     13,472      13,373
  Changes in working capital:
    Receivables...............................................        562       1,029
    Materials and supplies....................................       (474)        467
    Accounts payable..........................................     (4,477)      3,009
    Accrued taxes.............................................      3,380       5,493
    Other working capital (excludes cash).....................     12,116      25,135
                                                               ----------- -----------
Net cash flows provided by operating activities...............    109,094     145,295
                                                               ----------- -----------
Investing Activities:
  Investments in plant:
    Electric utility plant....................................     (4,359)     (4,785)
    Nuclear fuel..............................................    (14,792)     (8,590)
                                                               ----------- -----------
  Net cash flows used for investments in plant................    (19,151)    (13,375)
  Investment in NU system Money Pool..........................     21,400      (6,500)
  Investments in nuclear decommissioning trusts...............     (6,299)     (5,491)
                                                               ----------- -----------
Net cash flows used in investing activities...................     (4,050)    (25,366)
                                                               ----------- -----------
Financing Activities:
  Reacquisitions and retirements of long-term debt............    (70,000)    (70,000)
  Cash dividends on common stock..............................    (35,000)    (50,000)
                                                               ----------- -----------
Net cash flows used in financing activities...................   (105,000)   (120,000)
                                                               ----------- -----------
Net increase/(decrease) in cash for the period................         44         (71)
Cash - beginning of period....................................       -             71
                                                               ----------- -----------
Cash - end of period.......................................... $       44  $     -
                                                               =========== ===========

The accompanying notes are an integral part of these financial statements.




                      NORTH ATLANTIC ENERGY CORPORATION

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations


NAEC is a wholly owned subsidiary of NU. This discussion should be read in conjunction with NU's management's discussion and analysis of financial condition and results of operations, consolidated financial statements and footnotes in this Form 10-Q, the First and Second Quarter 2000 Form 10-Qs, and the NU 1999 Form 10-K.

RESULTS OF OPERATIONS

The components of significant income statement variances for the third quarter of 2000 and the first nine months of 2000 are provided in the table below.

                                           Income Statement Variances
                                              (Millions of Dollars)
                                             2000 over/(under) 1999
                                             ----------------------

                                        Third               Nine
                                       Quarter   Percent   Months   Percent
                                       -------   -------   ------   -------

Operating revenues                       $(3)       (4)%    $(18)     (8)%

Other operation                            -         -        (3)     (9)
Maintenance                                -         -        (8)    (50)
Federal and state income taxes             -         -        (4)    (30)
Taxes other than income taxes             (3)      (59)       (5)    (45)
Interest on long-term debt                (4)      (33)       (7)    (21)

Net Income                                 2        25         5      26

Comparison of the Third Quarter of 2000 to the Third Quarter of 1999
--------------------------------------------------------------------

Operating Revenues

Total operating revenues decreased by $3 million or 4 percent in the third quarter of 2000, as compared to the same period of 1999, primarily due to lower O&M costs billed to PSNH through the Seabrook Power Contracts.

Taxes Other Than Income Taxes

Taxes other than income taxes decreased in 2000, primarily due to the tax true-up in the third quarter of 1999 as a result of a change to the statewide utility property tax.

Interest on Long-Term Debt

Interest on long-term debt decreased in 2000, primarily due to lower long-term debt outstanding in 2000.

Comparison of the First Nine Months of 2000 to the First Nine Months of 1999
----------------------------------------------------------------------------

Operating Revenues

Total operating revenues decreased by $18 million or 8 percent for the first nine months of 2000, as compared to the same period of 1999, primarily due to lower O&M costs billed to PSNH through the Seabrook Power Contracts.

Other Operation and Maintenance

Other O&M expenses decreased in 2000, primarily due to the 1999 refueling outage.

Federal and State Income Taxes

Federal and state income taxes decreased in 2000, primarily due to lower taxable income.

Taxes Other Than Income Taxes

Taxes other than income taxes decreased in 2000, primarily due to the tax true-up in the third quarter of 1999 as a result of a change to the statewide utility property tax.

Interest on Long-Term Debt

Interest on long-term debt decreased in 2000, primarily due to lower long-term debt outstanding in 2000.

LIQUIDITY

Net cash flows provided by operating activities decreased to $109.1 million for the nine months ended September 30, 2000, compared with $145.3 million for the nine months ended September 30, 1999. The primary reasons for the reduction were changes in working capital, including changes in accounts payable and other working capital, and the change in deferred income taxes and investment tax credits, net, partially offset by an increase in net income of $4.9 million for the first nine months of 2000, compared with the same period in 1999, and the Seabrook deferred return.

Net cash flows used in investing activities were $4.1 million for the nine months ended September 30, 2000, compared with $25.4 million for the nine months ended September 30, 1999, primarily as a result of the change on the investment in the NU system Money Pool, offset by increased investments in plant.

Net cash flows used in financing activities were $105 million for the nine months ended September 30, 2000, compared with $120 million for the nine months ended September 30, 1999, as a result of a decrease in cash dividends on common stock.

On October 4, 2000, Fitch upgraded the debt ratings of NAEC's first mortgage bonds. Almost all NU system securities are under review for possible upgrades, or on "credit watch" with positive implications by Standard and Poor's, Moody's Investors Service and Fitch.

In the fourth quarter of 2000, NU and its subsidiaries expect to refinance most of the NU system's short-term debt. NAEC has renewed $200 million of bank borrowings for one year.



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


                      NOTES TO FINANCIAL STATEMENTS (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (All Companies)

     A.  Presentation

         The accompanying unaudited financial statements should be read in conjunction with management's discussion and analysis of financial condition and results of operations in this Form 10-Q, the First and Second Quarter 2000 Form 10-Qs, the Annual Reports of Northeast Utilities (NU), The Connecticut Light and Power Company (CL&P), Public Service Company of New Hampshire (PSNH), Western Massachusetts Electric Company (WMECO), and North Atlantic Energy Corporation
         (NAEC), which were filed as part of the NU 1999 Form 10-K, and the current reports on Form 8-K dated September 27, 2000, October 23, 2000, October 24, 2000, and October 31, 2000. The accompanying financial statements contain, in the opinion of management, all adjustments necessary to present fairly NU's and each NU system company's financial position as of September 30, 2000, the results of operations for the three-month and nine-month periods ended September 30, 2000 and 1999, and statements of cash flows for the nine-month periods ended September 30, 2000 and 1999. All adjustments are of a normal, recurring nature except those described in Note 2. The results of operations for the three-month and nine-month periods ended September 30, 2000 and 1999, are not indicative of the results expected for a full year.

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

         At this time, management continues to believe that the application of SFAS No. 71 for PSNH and NAEC remains appropriate. If the "Agreement to Settle PSNH Restructuring" (Settlement Agreement) becomes probable of implementation, PSNH will discontinue the application of SFAS
         No. 71 for the generation portion of its business and record an after-tax write-off of $225 million. The remaining contingencies include certain appeals of restructuring legislation and other matters. Management hopes these contingencies will be resolved favorably in the fourth quarter of 2000. Management also currently believes that until these contingencies are resolved it is unlikely industry restructuring will proceed as contemplated in the Settlement Agreement. PSNH's transmission and distribution business will continue to be rate-regulated on a cost-of-service basis, as the Settlement Agreement allows for the recovery of the remaining regulatory assets through that portion of the business. See Note 2A for further information related to New Hampshire restructuring.

     C.  Recently Issued Accounting Standards

         Derivative Instruments: Upon adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, on January 1, 2001, the derivative instruments utilized by the NU system companies will be recognized on the balance sheets as assets or liabilities at fair value. Management continues to evaluate the impact of the adoption of the new derivative accounting on its financial statements. The Financial Accounting Standards Board (FASB) Derivatives Implementation Group (DIG) is currently addressing two significant items for energy companies related to the definition of "normal purchases and sales" as defined by SFAS No. 138. The conclusions reached by the DIG on these accounting interpretations will have an impact on the implications of adopting the new derivative accounting. Management believes there may be an impact of adopting the new derivative accounting, but has not estimated this impact pending final interpretation of those issues by the DIG.

         Transfers of Financial Assets: In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." SFAS No. 140 revises the criteria for accounting for securitizations, other financial asset transfers and collateral and introduces new disclosures, but otherwise carries forward most of the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," without amendment. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management has not evaluated the impact SFAS No. 140 will have on NU's consolidated financial statements.

         Revenue Recognition: In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." NU is required to adopt this new accounting guidance, as amended by SAB No. 101A and SAB No. 101B, through a cumulative charge to retained earnings in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes," no later than the fourth quarter of 2000. Management does not expect SAB No. 101, as amended, to have a material impact on NU's consolidated financial statements.

2.   COMMITMENTS AND CONTINGENCIES

     A.  Restructuring (CL&P, PSNH, WMECO)

         Connecticut: The 1999 restructuring orders allowed for securitization of CL&P's nonnuclear regulatory assets and the costs to buyout or buydown the various purchased-power contracts. CL&P filed an application with the Connecticut Department of Public Utility Control
         (DPUC) on May 31, 2000, requesting authorization to securitize $1.4 billion of its stranded costs. On November 8, 2000, the DPUC approved CL&P's request to securitize an amount not to exceed $1.55 billion of approved, eligible stranded costs.

         New Hampshire: On September 8, 2000, the New Hampshire Public Utilities Commission (NHPUC) issued an order addressing various motions for clarification and the rehearing of its April 19, 2000, order. In its order, the NHPUC rejected motions for rehearing by the various parties, granted the relief requested by PSNH related to certain regulatory obligations and authorized PSNH to securitize up to $670 million, less $6 million for each month beginning October 2000 until competition begins. The NHPUC also issued an order addressing specific issues related to securitization permitted under the Settlement Agreement. In addition to the $225 million after-tax write-off, the Settlement Agreement reduces PSNH's rates by another
         10.5 percent in addition to the 5 percent rate decrease implemented on October 1, 2000, and among other things, requires PSNH to divest of its generation assets and offer retail choice to its more than 420,000 electric customers.

         However, in October 2000, the securitization process and the implementation of the Settlement Agreement were delayed by two appeals of the NHPUC's order to the New Hampshire Supreme Court. These two appeals are based on the argument that it may be unconstitutional for customers' rates to include repayment of PSNH's stranded costs. The appeals remain outstanding. The New Hampshire Supreme Court issued an order on October 31, 2000, scheduling briefs regarding the appeals in November 2000 and oral arguments in December 2000.

         These appeals could substantially delay the securitization process, affect the rating of the bonds to be issued and the feasibility of the securitization process and substantially delay the implementation of the Settlement Agreement. If the appeals are successful and the Settlement Agreement is terminated, management believes the regulatory assets would still be recoverable.

         Massachusetts: A Massachusetts Department of Telecommunications and Energy (DTE) decision on the securitization plan was originally anticipated in August 2000. The DTE postponed its decision in this docket based on the announcement of the results of the Millstone nuclear generation asset auction on August 7, 2000. Based on those results, WMECO revised its original $261 million securitization plan downward to $160 million. Additionally, a settlement has been reached with the Massachusetts attorney general finalizing the securitization plan. WMECO is seeking DTE approval of its securitization plan which is anticipated by the end of 2000.

     B.  Long-Term Contractual Arrangements (Select Energy)

         Select Energy, Inc. (Select Energy) maintains long-term agreements to purchase energy in the normal course of business as part of its portfolio of resources to meet its actual or expected sales commitments. The aggregate amount of these purchase contracts was $2.9 billion at September 30, 2000. These contracts extend through 2004 as follows (millions of dollars):

         Year
         ----

         2000          $  612.2
         2001           1,002.4
         2002             494.5
         2003             463.1
         2004             281.4
                       --------
         Total         $2,853.6
                       ========

     C.  Nuclear Generation Assets Auction (NU, CL&P, PSNH, WMECO)

         On August 7, 2000, CL&P, WMECO and certain other joint owners reached an agreement to sell substantially all of the Millstone nuclear units, located in Waterford, Connecticut, to Dominion Resources, Inc. (Dominion), for approximately $1.3 billion, including approximately $105 million for nuclear fuel. Dominion has also agreed to assume responsibility for decommissioning the three units.

         Various federal and state regulatory approvals are needed before the transaction can be finalized. Filings were made in August and September 2000 and approvals are expected to be obtained by April 2001.

         If the transaction is approved and finalized as proposed, CL&P and WMECO would receive gross proceeds of approximately $843.2 million and $196.2 million on a pretax basis for their respective ownership interests. The net gain from the sale of these interests will be used to reduce the companies' stranded costs under restructuring and the net proceeds will be used to repay subsidiary debt and capital lease obligations and to return equity capital to the parent company.
         PSNH will receive $26 million on a pretax basis which will be reflected as a gain in accordance with the Settlement Agreement.

3.   GAS SUPPLY RISK MANAGEMENT INSTRUMENTS (Yankee Gas)

     Yankee Gas Services Company (Yankee Gas) maintains gas service agreements with certain customers to supply gas at fixed prices for a 10-year term extending through 2005. Yankee Gas has hedged its gas supply risk under these agreements through commodity swap agreements. Under these commodity swap agreements, the purchase price of a specified quantity of gas is effectively fixed over the term of the gas service agreements, which also extend through 2005. As of September 30, 2000, the commodity swap agreements had a notional value of $18 million and a positive mark-to-market position of $2.9 million.

4.   COMMODITY DERIVATIVES (Select Energy)

     Select Energy, primarily through trading and marketing, manages its exposure to risk from existing contractual commitments and provides risk management services to its customers through forward contracts, futures, over-the-counter swap agreements, and options (collectively, "commodity derivatives"). Select Energy engages in the trading of commodity derivatives, and therefore experiences net open positions. Select Energy manages these open positions with strict policies which limit its exposure to market risk and requires daily reporting to management of potential financial exposure. Commodity derivatives utilized for trading purposes are accounted for using the mark-to-market method, under Emerging Issues Task Force Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities." Under this methodology, these instruments are adjusted to market value, and the unrealized gains and losses are recognized in income in the current period in the consolidated statements of income as operating expenses - other and in the consolidated balance sheets as prepayments and other. The mark-to-market position at September 30, 2000, was a positive $7 million.

5.   COMPREHENSIVE INCOME (NU, CL&P, PSNH, WMECO)

     The total comprehensive income/(loss), which includes all comprehensive income items, for the NU system is as follows:

                                   Nine Months Ended September 30,
                                   -------------------------------
                                       2000               1999
                                       ----               ----
                                        (Millions of Dollars)

     NU Consolidated                  $153.5             $ 50.0
     CL&P                               91.1              (20.3)
     PSNH                               57.8               66.3
     WMECO                              21.7               17.8

6.   EARNINGS PER SHARE (NU)

     Earnings per share (EPS) is computed based upon the weighted average number of common shares outstanding during each period. Diluted EPS is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect if certain securities are converted into common stock.

     The following table sets forth the components of basic and diluted EPS:

     --------------------------------------------------------------------------
     (Millions of Dollars,                      Nine Months Ended September 30,
     except share information)                       2000             1999
     --------------------------------------------------------------------------
     Income after interest charges                  $163.7           $67.4
     Preferred dividends of subsidiaries              11.4            17.5
     --------------------------------------------------------------------------
     Net income                                     $152.3           $49.9
     Basic EPS common shares
       outstanding (average)                   140,829,337     131,317,964
     Dilutive effect of employee
       stock options                               620,065         462,353
     --------------------------------------------------------------------------
     Diluted EPS common shares
       outstanding (average)                   141,449,402     131,780,317
     --------------------------------------------------------------------------
     Basic and Fully Diluted EPS                     $1.08           $0.38
     --------------------------------------------------------------------------

7.   SEGMENT INFORMATION (NU)

     The NU system is organized between regulated utilities (electric and gas for the nine months ended September 30, 2000, and electric only for the nine months ended September 30, 1999) and competitive energy subsidiaries. The regulated utilities segment represents approximately 84 percent and 87 percent of the NU system's total revenues for the nine months ended September 30, 2000 and 1999, respectively, and is comprised of several business units.

     Regulated utilities revenues primarily are derived from residential, commercial and industrial customers and are not dependent on any single customer. The competitive energy subsidiaries segment has two major customers, one unaffiliated company and CL&P. Their purchases represented approximately 4 percent and 32 percent, respectively, of total competitive energy subsidiaries' revenues for the nine months ended September 30, 2000. Purchases from the unaffiliated company represented approximately 48 percent of total competitive energy subsidiaries' revenues for the nine months ended September 30, 1999. There were no purchases from CL&P in 1999.

     The competitive energy subsidiaries segment in the following table includes HEC Inc., a provider of energy management, demand-side management and related consulting services for commercial, industrial and institutional electric companies and electric utility companies; Holyoke Water Power Company, a company engaged in the production and distribution of electric power; Northeast Generation Company, a corporation that acquires and manages generation facilities; Northeast Generation Services Company, a corporation that maintains and services any fossil or hydroelectric facility that is acquired or contracted with for fossil or hydroelectric generation services, and; Select Energy, a corporation engaged in the marketing, transportation, storage, and sale of energy commodities, at wholesale, in designated geographical areas and in the marketing of electricity to retail customers.

     Other in the following table includes the results for Mode 1 Communications, Inc. (Mode 1), an investor in a fiber-optic communications network. Mode 1 had earnings of $5.9 million and a net loss of $3.9 million for the nine months ended September 30, 2000 and 1999, respectively. See Note 8 for further information related to Mode 1's earnings for the nine months ended September 30, 2000. Other also includes the results of the nonenergy related subsidiaries of Yankee Energy System, Inc. Interest expense included in Other primarily relates to the debt of NU parent. Inter-segment eliminations of revenues and expenses are also included in Other.

                       For the Nine Months Ended September 30, 2000
               ------------------------------------------------------------
                                       Competitive    Eliminations
(Millions of   Regulated  Utilities       Energy          and
  Dollars)     Electric      Gas       Subsidiaries      Other      Total
               ---------  ---------    ------------   ------------  -----
Operating
  revenues     $ 3,550.3    $131.7       $1,508.9     $  (811.6)  $ 4,379.3
Operating
  expenses      (3,229.2)   (125.2)      (1,466.8)        792.2    (4,029.0)
Operating
  income/
  (loss)           321.1       6.5           42.1         (19.4)      350.3

Other
  income/
  (loss)            30.8      (2.9)           2.9           6.5        37.3
Interest
  expense         (147.0)     (8.7)         (37.1)        (31.1)     (223.9)
Preferred
  dividends        (11.4)       -              -             -        (11.4)
                ---------   ------       --------     ---------   ---------
Net income/
  (loss)        $   193.5   $ (5.1)      $    7.9     $   (44.0)  $   152.3
                =========   ======       ========     =========   =========
Total assets    $ 9,757.1   $873.7       $  700.5     $  (765.9)  $10,565.4
                =========   ======       ========     =========   =========

                       For the Nine Months Ended September 30, 1999
               ------------------------------------------------------------
               Regulated        Competitive        Eliminations
(Millions of    Electric          Energy               and
  Dollars)     Utilities        Subsidiaries          Other         Total
               ---------        ------------       ------------     -----
Operating
  revenues      $2,895.5           $444.4             $(17.4)     $ 3,322.5
Operating
  expenses      (2,617.8)          (474.6)              26.6       (3,065.8)
                --------           ------             ------      ---------
Operating
  income/
  (loss)           277.7            (30.2)               9.2          256.7

Other
  income/
  (loss)             7.1              4.2               (2.2)           9.1
Interest
  expense         (184.4)            (3.0)             (11.0)        (198.4)
Preferred
  dividends        (17.5)              -                  -           (17.5)
                --------           ------             ------      ---------
Net income/
  (loss)        $   82.9           $(29.0)            $ (4.0)     $    49.9
                ========           ======             ======      =========
Total assets    $9,909.3           $285.9             $ 69.7      $10,264.9
                ========           ======             ======      =========
8.   MODE 1 (NU)

     On November 23, 1999, NEON Communications, Inc. (NEON) entered into agreements with two unaffiliated companies. Under the terms of the agreements, NEON will provide network transport and carrier services in its service areas and that of the two unaffiliated companies and each company will provide connectivity from the backbone system to their respective local loops. Additionally, each company will manage their local distribution into their respective end-users' locations. NEON will also develop, operate and market the combined telecommunications infrastructure created under the two agreements. As the agreements are implemented, the two unaffiliated companies will ultimately obtain a total of approximately 4.6 million shares of NEON common stock or approximately 12 percent and 10 percent ownership interests, respectively. Each unaffiliated company will also nominate one member to the NEON Board of Directors. Prior to the implementation of these agreements, Mode 1 had approximately a 29 percent ownership interest in the common shares of NEON.

     In conjunction with the consummation of the agreements on September 14, 2000, a portion of the total common shares to be issued were issued to the two unaffiliated companies. The remainder of these shares will be issued as the two unaffiliated companies complete certain milestones, as defined in their respective agreements.

     The issuance of these shares had the effect of decreasing Mode 1's ownership interest in NEON's outstanding common shares to approximately 25 percent. However, these shares were issued at an amount greater than Mode 1's investment, resulting in a $19.8 million pretax increase to Mode 1's equity. NU's accounting policy is to recognize the gain or loss from this type of change in ownership interest in net income.


                             PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

1.   Millstone 3 - Damage to Fish Population Lawsuits

(NU, CL&P, PSNH, and WMECO) On April 20, 2000, two lawsuits were filed in New London Superior Court against Northeast Nuclear Energy Company (NNECO) and Northeast Utilities Service Company (NUSCO) seeking to enjoin operations at Millstone due to alleged damage caused to the winter flounder population in the Niantic River and Long Island Sound. The first action, brought by certain citizens groups, seeks a temporary injunction to suspend Millstone 3 operations through the second week of June 2000. On August 30, 2000, NNECO filed a motion to dismiss on the grounds that the plaintiffs failed to exhaust their administrative remedies before resorting to the court. The motion also contended that the action should be dismissed as moot since plaintiffs only sought to enjoin the operation of Millstone 3 through June 2000. On October 16, 2000, NNECO's motion to dismiss this action was granted.

On April 24, 2000, a third lawsuit was filed in Hartford Superior Court against NUSCO, NNECO and the Commissioner of the Department of Environmental Protection (DEP) challenging the validity of previously issued DEP emergency and temporary authorizations allowing Millstone to discharge wastewater not expressly authorized by the facility's National Pollution Discharge Elimination System permit. The suit seeks a temporary and permanent injunction against operations at Millstone 1, 2 and 3. On August 30, 2000, NNECO filed a motion to dismiss, and on October 16, 2000, NNECO's motion was granted.

For more information regarding these matters, see "Part II, Item 1 - Legal Proceedings" in NU's 2000 First Quarter Report on Form 10-Q.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Listing of Exhibits

     Exhibit No.       Description
     -----------       -----------

        3.1            NAEC's Amendment to By-Laws
        15             Arthur Andersen LLP Letter Regarding Unaudited
                       Financial Information
        27             NU Financial Data Schedule
        27.1           CL&P Financial Data Schedule
        27.2           PSNH Financial Data Schedule
        27.3           WMECO Financial Data Schedule
        27.4           NAEC Financial Data Schedule

(b)  Reports on Form 8-K:

     NU filed a current report on Form 8-K dated September 27, 2000, disclosing:

     o The Utility Operations Management Analysis Unit of the DPUC recommended that the DPUC approve the results of the recently completed auction of the Millstone nuclear units.

     NU filed a current report on Form 8-K dated October 23, 2000, disclosing:

     o Consolidated Edison, Inc. (Con Edison) issued a press release on October 23, 2000, regarding the DPUC's decision on October 19, 2000, which approved the proposed merger between NU and Con Edison, subject to a number of conditions.

     NU filed a current report on Form 8-K dated October 24, 2000, disclosing:

     o  NU's earnings press release for the third quarter of 2000.

     NU filed a current report on Form 8-K dated October 31, 2000, disclosing:

     o NU's and Con Edison's presentation dated October 31, 2000, entitled "The Northeast's Energy Company."



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


                                               NORTHEAST UTILITIES
                                               -------------------
                                                    Registrant



Date:  November 9, 2000             By /s/ John H. Forsgren
                                       -----------------------------------
                                           John H. Forsgren
                                           Executive Vice President
                                           and Chief Financial Officer


Date:  November 9, 2000             By /s/ John J. Roman
                                       -----------------------------------
                                           John J. Roman
                                           Vice President and Controller



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


                                   THE CONNECTICUT LIGHT AND POWER COMPANY
                                   ---------------------------------------
                                                   Registrant



Date:  November 9, 2000             By /s/ Randy A. Shoop
                                       -----------------------------------
                                           Randy A. Shoop
                                           Treasurer



Date:  November 9, 2000             By /s/ John P. Stack
                                       -----------------------------------
                                           John P. Stack
                                           Controller




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


                                   PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
                                   ---------------------------------------
                                                  Registrant



Date:  November 9, 2000             By /s/ David R. McHale
                                       -----------------------------------
                                           David R. McHale
                                           Vice President and Treasurer



Date:  November 9, 2000             By /s/ John J. Roman
                                       -----------------------------------
                                           John J. Roman
                                           Vice President and Controller




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


                                    WESTERN MASSACHUSETTS ELECTRIC COMPANY
                                    --------------------------------------
                                                  Registrant



Date:  November 9, 2000             By /s/ David R. McHale
                                       -----------------------------------
                                           David R. McHale
                                           Vice President and Treasurer



Date:  November 9, 2000             By /s/ John J. Roman
                                       -----------------------------------
                                           John J. Roman
                                           Vice President and Controller



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


                                         NORTH ATLANTIC ENERGY CORPORATION
                                         ---------------------------------
                                                      Registrant



Date:  November 9, 2000             By /s/ David R. McHale
                                       -----------------------------------
                                           David R. McHale
                                           Vice President and Treasurer
                                           of Northeast Utilities as
                                           Agent for North Atlantic Energy
                                           Corporation



Date:  November 9, 2000             By /s/ John J. Roman
                                       -----------------------------------
                                           John J. Roman
                                           Vice President and Controller
                                           of Northeast Utilities as
                                           Agent for North Atlantic Energy
                                           Corporation




                                                               Exhibit 3.1




                                BY-LAWS

                                  OF

                    NORTH ATLANTIC ENERGY CORPORATION






                                                         Adopted
                                                         June 15, 1992

                                                         Amended
                                                         June 1, 2000


                  NORTH ATLANTIC ENERGY CORPORATION
                             BY-LAWS


                             ARTICLE I

                      MEETINGS OF SHAREHOLDERS

     Section 1. Meetings of the shareholders may be held at such place either within or without the State of New Hampshire as may be designated by the Board of Directors.

     Section 2. The Annual Meeting of Shareholders for the election of Directors and the transaction of such other business as may properly be brought before the meeting shall be held in March, April, May, June or July in each year on the day and at the hour designated by the Board of Directors.

     Section 3. Notice of all meetings of shareholders, stating the day, hour and place thereof, shall be given by a written or printed notice, delivered or sent by mail, at least ten days but not more than fifty days before the date of the meeting, to each shareholder of record on the books of the Company and entitled to vote at such meeting, at the address appearing on such books, unless such shareholder shall waive notice in writing. Notice of a special meeting of shareholders shall state also the general purpose or purposes of such meeting and no business other than that of which notice has been so given shall be transacted at such meeting.

     Section 4. At all meetings of shareholders each share of Common Stock entitled to vote, and represented in person or by proxy, shall be entitled to one vote.

     Section 5. The Board of Directors may fix a date as the record date for the purpose of determining shareholders entitled to notice of and to vote at any meeting of shareholders or any adjournment thereof, such date in any case to be not earlier than the date such action is taken by the Board of Directors and not more than fifty days and not less than ten days immediately preceding the date of such meeting. In such case only such shareholders or their legal representatives as shall be shareholders on the record date so fixed shall be entitled to such notice and to vote at such meeting or any adjournment thereof, notwithstanding the transfer of any shares of stock on the books of the Company after any such record date so fixed.

                               ARTICLE II

                               DIRECTORS

     Section 1. The business, property and affairs of the Company shall be managed by a Board of not less than three nor more than sixteen Directors. Within these limits, the number of positions on the Board of Directors for any year shall be the number fixed by resolution of the shareholders or of the Board of Directors, or, in the absence of such a resolution, shall be the number of Directors elected at the preceding Annual Meeting of Shareholders. The Directors so elected shall continue in office until their successors have been elected and qualified, except that a Director shall cease to be in office upon his death, resignation, lawful removal or court order decreeing that he is no longer a Director in office.

     Section 2. The Board of Directors shall have power to fill vacancies that may occur in the Board, or any other office, by death, resignation or otherwise, by a majority vote of the remaining members of the Board, and the person so chosen shall hold the office until the next Annual Meeting of Shareholders and until his successor shall be elected and qualified.

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

     Section 4. Any one or more Directors may be removed from office at a meeting of Shareholders expressly called for that purpose with or without any showing of cause by an affirmative vote of the holders of a majority of the Company's issued and outstanding shares entitled to vote.

                                 ARTICLE III

                             MEETINGS OF DIRECTORS

     Section 1. A regular meeting of the Board of Directors shall be held annually, without notice, directly following the annual meeting of the shareholders, or as soon as practicable thereafter, for the election of officers and the transaction of other business.

     Section 2. All other regular meetings of the Board of Directors may be held at such time and place as the Board may from time to time determine. Special meetings of the Board may be held at any place upon call of the Chairman (if there be one) or the President, or, in the event of the absence or inability of either to act, of a Vice President, or upon call of any three or more directors.

     Section 3. Oral or written notice of the time and place of each special meeting of the Board of Directors shall be given to each director personally or by telephone, or by mail or telegraph at his last-known post office address, at least twenty-four hours prior to the time of the meeting, provided that any director may waive such notice in writing or by telegraph or by attendance at such meeting.

     Section 4. One-third of the number of directors as fixed in accordance with Section 1 of Article II of these By-Laws shall constitute a quorum. A number less than a quorum may adjourn from time to time until a quorum is present. In the event of such an adjournment, notice of the adjourned meeting shall be given to all Directors.

     Section 5. Except as otherwise provided by these By-Laws, the act of a majority of the Directors present at a meeting at which a quorum is present at the time of the act shall be the act of the Board of Directors.

     Section 6. Any resolution in writing concerning action to be taken by the Company, which resolution is approved and signed by all of the Directors, severally and collectively, shall have the same force and effect as if such action were authorized at a meeting of the Board of Directors duly called and held for that purpose, and such resolution, together with the Directors' written approval thereof, shall be recorded by the Secretary in the minute book of the Company.

     Section 7. One or more Directors or members of a committee of the Board of Directors may participate in a meeting of the Board of Directors or of such committee by means of conference telephone or similar communications equipment enabling all Directors participating in the meeting to hear one another, and participation in a meeting in such manner shall constitute presence in person at such meeting.

                               ARTICLE IV

                               OFFICERS

     Section 1. At its annual meeting the Board of Directors shall elect a President and a Secretary, and, if the Board shall so determine, a Chairman and a Treasurer, each of whom shall, subject to the provisions of Article IV,
Section 3, hold office until the next annual election of officers and until his successor shall have been elected and qualified. Any two or more offices may be held by the same person except that the offices of the President and Secretary may not be simultaneously held by the same person. The Board shall also elect at such annual meeting, and may elect at any regular or special meeting, such other officers as may be required for the prompt and orderly transaction of the business of the Company, and each such officer shall have such authority and shall perform such duties as may be assigned to him from time to time by the Board of Directors. Any vacancy occurring in any office may be filled at any regular meeting of the Board or at any special meeting
of the Board held for that purpose.       Section 2.  In addition to such
powers and duties as these By-Laws and the Board of Directors may prescribe, and except as may be otherwise provided by the Board, each officer shall have the powers and perform the duties which by law and general usage appertain to
his particular office.       Section 3.  Any officer may be removed, with or
without cause, at any time by the Board in its discretion. Vacancies among the officers by reason of death, resignation, removal (with or without cause) or other reason shall be filled by the Board of Directors.

                               ARTICLE V

                         CHAIRMAN AND PRESIDENT

     Section 1. The Chairman, if such office shall be filled by the Directors, shall, when present, preside at all meetings of said Board and of the stockholders. He shall have such other authority and shall perform such additional duties as may be assigned to him from time to time by the Board of
Directors.       Section 2.  If the Chairman shall be absent or unable to
perform the duties of his office, or if the office of the Chairman shall not have been filled by the Directors, the President shall preside at meetings of the Board of Directors and of the stockholders. He shall have such other authority and shall perform such additional duties as may be assigned to him from time to time by the Board of Directors.

                                 ARTICLE VI

                               VICE PRESIDENTS

     Section 1. The Vice Presidents shall have such powers and duties as may be assigned to them from time to time by the Board of Directors or the President. One of such Vice Presidents may be designated by said Board as
Executive Vice President and, if   so designated, shall exercise the powers
and perform the duties of the President in the absence of the President or if the President is unable to perform the duties of his office. The Board of Directors may also designate one or more of such Vice Presidents as Senior Vice President(s).

                                 ARTICLE VII

                                  SECRETARY

     Section 1. The Secretary shall keep the minutes of all meetings of the stockholders and of the Board of Directors. He shall give notice of all meetings of the stockholders and of said Board. He shall record all votes taken at such meetings. He shall be custodian of all contracts, leases, assignments, deeds and other instruments in writing and documents not properly belonging to the office of the Treasurer, and shall perform such additional duties as may be assigned to him from time to time by the Board of Directors, the Chairman, the President or by law. He shall be the registered
agent of the Company.       Section 2.  He shall have the custody of the
Corporate Seal of the Company and shall affix the same to all instruments requiring a seal except as otherwise provided in these By-Laws.

                               ARTICLE VIII

                           ASSISTANT SECRETARIES

     Section 1. One or more Assistant Secretaries shall perform the duties of the Secretary if the Secretary shall be absent or unable to perform the duties of his office. The Assistant Secretaries shall perform such additional duties as may be assigned to them from time to time by the Board of Directors, the Chairman, the President or the Secretary.

                               ARTICLE IX

                               TREASURER

     Section 1. The Treasurer, if such office shall be filled by the Directors, shall have charge of all receipts and disbursements of the Company, and shall be the custodian of the Company's funds. He shall have full authority to receive and give receipts for all moneys due and payable to the Company from any source whatever, and give full discharge for the same, and to endorse checks, drafts and warrants in its name and on its behalf. He shall sign all checks, notes, drafts and similar instruments, except as otherwise provided for the Board of Directors.

     Section 2. The Treasurer shall perform such additional duties as may be assigned to him from time to time by the Board of Directors, the President or by law.

     Section 3. In the absence of the appointment of a Treasurer by the Board of Directors, the duties of the Treasurer may be performed by the Treasurer of Northeast Utilities Service Company, as agent for the Company.

                                  ARTICLE X

                            ASSISTANT TREASURERS

     Section 1. One or more Assistant Treasurers, if such offices shall be filled by the Directors, shall perform the duties of the Treasurer if the Treasurer shall be absent or unable to perform the duties of his office. The Assistant Treasurers shall perform such additional duties as may be assigned to them from time to time by the Board of Directors, the President or the Treasurer.

     Section 2. In the absence of the appointment of an Assistant Treasurer by the Board of Directors, the duties of the Assistant Treasurer may be performed by the Assistant Treasurer of Northeast Utilities Service Company, as agent for the Company.

                               ARTICLE XI

                               COMMITTEES

     Section 1. The Board of Directors may designate, by resolution adopted by a majority of the full Board of Directors, two or more Directors to constitute an executive committee or other committees, which committees shall have and may exercise all such authority of the Board of Directors as may be delegated to such committees in accordance with law. At the time of such appointment, the Board of Directors may also appoint, in respect to each member of any such committee, another Director to serve as his alternate at any meeting of such committee which such member is unable to attend. Each alternate shall have, during his attendance at a meeting of such committee, all the rights and obligations of a regular member thereof. Any vacancy on any committee or among alternate members thereof shall be filled by the Board of Directors.

                               ARTICLE XII

                            STOCK CERTIFICATES

     Section 1. All stock certificates may bear the facsimile signatures of the President or a Vice President and the Secretary or an Assistant Secretary or the Treasurer or an Assistant Treasurer and a facsimile seal of the Company, or may be signed by the President or a Vice President and the Secretary or an Assistant Secretary or the Treasurer or an Assistant Treasurer and may be sealed by one of such officers.

                              ARTICLE XIII

                             CORPORATE SEAL

     Section 1. The corporate seal of the Company shall be circular in form with the name of the Company inscribed therein.

                              ARTICLE XIV

            INDEMNIFICATION OF DIRECTORS, OFFICERS, EMPLOYEES AND AGENTS

     Section 1. The Board of Directors may, as and to the extent permitted by law, indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director, officer, employee or agent of the corporation or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys' fees, actually and reasonably incurred by him in connection with the defense or settlement of the action or suit.

                               ARTICLE XV

                               AMENDMENTS

       Section 1. These By-Laws may be altered, amended, added to or repealed from time to time by an affirmative vote of the holders of a majority of the voting powers of shares entitled to vote thereon at any meeting of the shareholders called for the purpose or by an affirmative vote of Directors holding a majority of the number of directorships at any meeting of the Board of Directors called for that purpose.

     I HEREBY CERTIFY that the foregoing copy of "North Atlantic Energy Corporation By-Laws" is a true and correct copy of said By-Laws in full force
and effect as of this       day of       ,      .

   /s/ Assistant Secretary


                                                                    Exhibit 15




To Northeast Utilities:


We are aware that Northeast Utilities has incorporated by reference in its Registration Statements No. 33-34622, No. 33-40156, No. 33-44814, No.
33-63023, No. 33-55279, No. 33-56537, No. 333-52413, No. 333-52415, and
No. 333-85613, its Form 10-Q for the quarter ended September 30, 2000, which includes our report dated November 9, 2000, covering the unaudited interim financial information contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.



                                         /s/ Arthur Andersen LLP
                                             Arthur Andersen LLP

Hartford, Connecticut
November 9, 2000