Form 10-K
period 2000-12-31
NORTHEAST UTILITIES SYSTEM; CONNECTICUT LIGHT & POWER CO; WESTERN MASSACHUSETTS ELECTRIC CO; PUBLIC SERVICE CO OF NEW HAMPSHIRE; NORTH ATLANTIC ENERGY CORP /NH
filed 2001-03-28
CIK 72741, 23426, 106170, 315256, 880416

FORM 10-K

                         SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549-1004

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 2000

                                        OR

          [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the transition period from ________ to ________

Commission     Registrant; State of Incorporation;           I.R.S. Employer
File Number       Address; and Telephone Number              Identification No.
-----------    -----------------------------------           ------------------

1-5324         NORTHEAST UTILITIES                               04-2147929
               (a Massachusetts voluntary association)
               174 Brush Hill Avenue
               West Springfield, Massachusetts 01090-2010
               Telephone:  (413) 785-5871

0-11419        THE CONNECTICUT LIGHT AND POWER COMPANY           06-0303850
               (a Connecticut corporation)
               107 Selden Street
               Berlin, Connecticut 06037-1616
               Telephone:  (860) 665-5000

1-6392         PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE           02-0181050
               (a New Hampshire corporation)
               1000 Elm Street
               Manchester, New Hampshire 03105-0330
               Telephone:  (603) 669-4000

0-7624         WESTERN MASSACHUSETTS ELECTRIC COMPANY            04-1961130
               (a Massachusetts corporation)
               174 Brush Hill Avenue
               West Springfield, Massachusetts 01090-2010
               Telephone:  (413) 785-5871

33-43508       NORTH ATLANTIC ENERGY CORPORATION                 06-1339460
               (a New Hampshire corporation)
               1000 Elm Street
               Manchester, New Hampshire 03105-0330
               Telephone:  (603) 669-400

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange
Registrant            Title of Each Class         on Which Registered
----------            -------------------         ---------------------

Northeast Utilities   Common Shares,              New York Stock Exchange, Inc.
                      $5.00 par value

The Connecticut       9.3% Cumulative             New York Stock Exchange, Inc.
Light and Power       Monthly Income
Company               Preferred Securities
                      Series A (1)

(1) Issued by CL&P Capital LP (CL&P LP), a wholly owned subsidiary of The Connecticut Light and Power Company (CL&P), and guaranteed by CL&P.

Securities registered pursuant to Section 12(g) of the Act:

      Registrant                          Title of Each Class
      ----------                          -------------------

The Connecticut Light       Preferred Stock, par value $50.00 per share,
  and Power Company         issuable in series, of which the following
                            series are outstanding:

                             $1.90  Series   of 1947    4.96% Series   of 1958
                             $2.00  Series   of 1947    4.50% Series   of 1963
                             $2.04  Series   of 1949    5.28% Series   of 1967
                             $2.20  Series   of 1949   $3.24  Series G of 1968
                              3.90% Series   of 1949    6.56% Series   of 1968
                             $2.06  Series E of 1954
                             $2.09  Series F of 1955
                              4.50% Series   of 1956

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

                            Yes  X             No
                                ---            ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


The aggregate market value of Northeast Utilities' Common Shares, $5.00 Par Value, held by nonaffiliates, was $3,035,128,320 based on a closing sales price of $20.40 per share for the 148,780,800 common shares outstanding on February 28, 2001. Northeast Utilities holds all of the 7,584,884 shares, 1,000 shares, 590,093 shares, and 1,000 shares of the outstanding common stock of The Connecticut Light and Power Company, Public Service Company of New Hampshire, Western Massachusetts Electric Company, and North Atlantic Energy Corporation, respectively.

Documents Incorporated by Reference:

                                                     Part of Form 10-K
                                                     into Which Document
                   Description                         is Incorporated
                   -----------                       -------------------

Portions of Annual Reports of the following companies for the year ended December 31, 2000:

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





                               GLOSSARY OF TERMS


     The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report:


COMPANIES

CL&P............................... The Connecticut Light and Power Company
Con Edison......................... Consolidated Edison, Inc.
CYAPC.............................. Connecticut Yankee Atomic Power Company
Dominion........................... Dominion Resources, Inc.
HEC................................ HEC Inc.
HWP................................ Holyoke Water Power Company
Mode 1............................. Mode 1 Communications, Inc.
MYAPC.............................. Maine Yankee Atomic Power Company
NAEC............................... North Atlantic Energy Corporation
NAESCO............................. North Atlantic Energy Service Corporation
NEON............................... NEON Communications, Inc.
NGC................................ Northeast Generation Company
NGS................................ Northeast Generation Services Company
NNECO.............................. Northeast Nuclear Energy Company
NU or the Company.................. Northeast Utilities
NUEI............................... NU Enterprises, Inc.
NUSCO or the Service Company....... Northeast Utilities Service Company
PSNH............................... Public Service Company of New Hampshire
RRR................................ The Rocky River Realty Company
Select Energy...................... Select Energy, Inc.
SEPPI.............................. Select Energy Portland Pipeline, Inc.
The NU system...................... The Northeast Utilities System
The Yankee Companies............... CYAPC, MYAPC, VYNPC, and YAEC
VYNPC.............................. Vermont Yankee Nuclear Power Corporation
WMECO.............................. Western Massachusetts Electric Company
YAEC............................... Yankee Atomic Electric Company
Yankee............................. Yankee Energy System, Inc.
Yankee Gas......................... Yankee Gas Services Company

GENERATING UNITS

Millstone 1........................ Millstone Unit No. 1, a 660 MW nuclear unit completed in 1970; Millstone 1 is
                                    currently in decommissioning status.
Millstone 2........................ Millstone Unit No. 2, an 870 MW nuclear electric generating unit completed in 1975
Millstone 3........................ Millstone Unit No. 3, a 1,154 MW nuclear electric generating unit completed in 1986
Seabrook or Seabrook 1............. Seabrook Unit No. 1, a 1,148 MW nuclear electric generating unit completed in 1986.
                                    Seabrook 1 went into service in 1990.
REGULATORS

CDEP............................... Connecticut Department of
                                    Environmental Protection
DOE................................ United States Department of Energy
DPUC............................... Connecticut Department of
                                    Public Utility Control
DTE................................ Massachusetts Department of
                                    Telecommunications and Energy
EPA................................ United States Environmental
                                    Protection Agency
FERC............................... Federal Energy Regulatory Commission
NHDES.............................. New Hampshire Department of
                                    Environmental Services
NHPUC.............................. New Hampshire Public Utilities Commission
NRC................................ Nuclear Regulatory Commission
SEC................................ Securities and Exchange Commission

OTHER

1935 Act........................... Public Utility Holding Company Act of 1935
CAAA............................... Clean Air Act Amendments of 1990
kWh................................ Kilowatt-hour
MW................................. Megawatt
NEPOOL............................. New England Power Pool
NUG&T.............................. Northeast Utilities Generation and
                                    Transmission Agreement



                                 NORTHEAST UTILITIES
                       THE CONNECTICUT LIGHT AND POWER COMPANY
                       PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
                        WESTERN MASSACHUSETTS ELECTRIC COMPANY
                          NORTH ATLANTIC ENERGY CORPORATION


                             2000 Form 10-K Annual Report
                                  Table of Contents

                                        PART I
                                                                           Page
                                                                           ----

Item 1.    Business...................................................       1

     The Northeast Utilities System...................................       1

     Safe Harbor Statement............................................       2

     Mergers and Acquisitions.........................................       3

           Consolidated Edison, Inc. Merger...........................       3
           Yankee Energy System, Inc. Merger..........................       4

     Rates and Electric Industry Restructuring........................       4

           General....................................................       4
           Connecticut Rates and Restructuring........................       6
           Massachusetts Rates and Restructuring......................       8
           New Hampshire Rates and Restructuring......................       9

     Competitive System Businesses....................................      10

           Energy-Related Products and Services and Gas Investments...      10
           Energy Generation and Services.............................      12
           Energy Management Services.................................      13
           Gas Investments............................................      13
           Telecommunications.........................................      13

     Financing Program................................................      14

           2000 Financings............................................      14
           2001 Financing Requirements................................      16
           2001 Financing Plans.......................................      16
           Financing Limitations......................................      17

     Construction Program.............................................      22

     Regulated Electric Operations....................................      22

           Distribution and Sales.....................................      22
           Regional and System Coordination...........................      23
           Transmission Access and FERC Regulatory Changes............      25

     Regulated Gas Operations.........................................      26

           Regulation.................................................      26

      Nuclear Generation...............................................     27

           General....................................................      27
           Nuclear Plant Performance..................................      28
           Nuclear Insurance..........................................      29
           Nuclear Fuel...............................................      29
           Decommissioning............................................      31

     Other Regulatory and Environmental Matters.......................      34

           Environmental Regulation...................................      34
           Electric and Magnetic Fields...............................      37
           FERC Hydroelectric Project Licensing.......................      37

     Employees........................................................      38

Item 2.    Properties.................................................      39

Item 3.    Legal Proceedings..........................................      44

Item 4.    Submission of Matters to a Vote of Security Holders........      49

                                    PART II

Item 5.    Market for Registrants' Common Equity and Related
           Shareholder Matters.......................................       49

Item 6.    Selected Financial Data...................................       50

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................       50

Item 7A.   Quantitative and Qualitative Disclosures About
           Market Risk...............................................       50

Item 8.    Financial Statements and Supplementary Data...............       51

Item 9.    Changes in Disagreements with Accountants on
           Accounting and Financial Disclosure.......................       51

                                   PART III

Item 10.   Directors and Executive Officers of the Registrants.......       52

Item 11.   Executive Compensation....................................       61

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management................................................       71

Item 13.   Certain Relationships and Related Transactions............       76

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and
           Reports on Form 8-K......................................        77




                                 NORTHEAST UTILITIES
                       THE CONNECTICUT LIGHT AND POWER COMPANY
                       PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
                        WESTERN MASSACHUSETTS ELECTRIC COMPANY
                          NORTH ATLANTIC ENERGY CORPORATION

                                        PART I

ITEM 1.    BUSINESS

                              THE NORTHEAST UTILITIES SYSTEM

     Northeast Utilities (NU or the Company) is the parent company of the Northeast Utilities system (NU system). The NU system furnishes franchised retail electric service in Connecticut, New Hampshire and western Massachusetts through three of NU's wholly owned subsidiaries (CL&P, Public Service Company of New Hampshire [PSNH] and Western Massachusetts Electric Company [WMECO]) and to a limited number of customers through another wholly owned subsidiary, Holyoke Water Power Company (HWP). The NU system serves approximately 30 percent of New England's electric needs and is one of the 25 largest electric utility systems in the country as measured by revenues.

     The NU system also furnishes retail natural gas service in most of Connecticut through its Yankee Gas Services Company (Yankee Gas) subsidiary, the largest natural gas distribution company in Connecticut. Yankee Gas serves approximately 187,000 residential, commercial and industrial customers in 69 cities and towns in Connecticut.

     NU, through its wholly owned subsidiary, NU Enterprises, Inc. (NUEI), owns a number of competitive energy and telecommunications related businesses, including Northeast Generation Company (NGC), Northeast Generation Services Company (NGS), Select Energy, Inc. (Select Energy), HEC Inc. (HEC), Mode 1 Communications, Inc. (Mode 1), and Select Energy Portland Pipeline, Inc. (SEPPI). For information regarding the activities of these subsidiaries, see "Competitive System Businesses."

     North Atlantic Energy Corporation (NAEC) is a wholly owned special-purpose operating subsidiary of NU that owns a 35.98 percent interest in the Seabrook Station nuclear unit (Seabrook) in Seabrook, New Hampshire, and sells its share of the capacity and output from Seabrook to PSNH under two life-of-unit, full-cost recovery contracts (Seabrook Power Contracts).

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

     The NU system is regulated in virtually all aspects of its business by various federal and state agencies, including the Securities and Exchange Commission (SEC), the Federal Energy Regulatory Commission (FERC), the Nuclear Regulatory Commission (NRC) and various state and/or local regulatory authorities with jurisdiction over the industry and the service areas in which each company operates, including the Connecticut Department of Public Utility Control (DPUC), the New Hampshire Public Utilities Commission (NHPUC) and the Massachusetts Department of Telecommunications and Energy (DTE). In recent years, there has been significant legislative and regulatory activity changing the nature of regulation of the industry. For more information regarding these restructuring initiatives, see "Rates and Electric Industry Restructuring" and "Regulated Electric Operations."

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

     Any forward looking statement speaks only as of the date on which such statement is made, and NU and its subsidiaries undertake no obligation to update any forward looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward looking statements.

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

                             MERGERS AND ACQUISITIONS

     CONSOLIDATED EDISON, INC. MERGER

     In October 1999, NU and Consolidated Edison, Inc. (Con Edison) agreed to a merger to combine the two companies. During 2000, NU and Con Edison received most of the approvals needed to complete the merger. Shareholders from both companies approved the merger in April 2000 and all required state regulatory approvals were granted by the end of the year. Additionally, the FERC approved the merger in May 2000, which approval was reaffirmed on January 24, 2001, when FERC denied The United Illuminating Company's request for rehearing of the approval. The NRC and the U.S. Department of Justice approved the transaction in August 2000 and February 2001, respectively. The final required approval, that of the SEC, was expected in mid-March 2001.

     On February 28, 2001, NU announced that it had requested that Con Edison provide assurance in writing of its intent to close the merger on the agreed upon terms by March 2, 2001, which date was later extended to March 5, 2001.
On March 5, 2001, NU announced that Con Edison had advised NU that Con Edison was not willing to close the merger on the previously agreed upon terms. NU said that it had notified Con Edison that it was treating its refusal to proceed on the terms set forth in the merger agreement as a repudiation and breach of the merger agreement, and that it would file a lawsuit to obtain the benefits of the transaction as negotiated for NU's shareholders. On
March 6, 2001, Con Edison announced that Con Edison had filed suit in the U.S. District Court for the Southern District of New York (Southern District) seeking a declaratory judgment that NU failed to satisfy conditions precedent under the merger agreement and that Con Edison had no further obligations under the merger agreement. On March 12, 2001, NU filed suit in the Southern District seeking substantial monetary damages against Con Edison arising out of Con Edison's breach of the merger agreement. NU cannot predict the outcome of these matters nor their effect upon NU. For further information on litigation relating to the proposed merger, see "Item 3. Legal Proceedings."

     Under the terms of the proposed transaction, NU shares would have been acquired by Con Edison for a base price of $25.00 per share, comprised of 50 percent cash and 50 percent Con Edison shares. NU shareholders would have received an additional $1 per share in proceeds because of the progress made in selling the Millstone nuclear station. NU shareholders would have received another $0.0034 per share for each day it took to complete the merger after August 5, 2000. Under the agreement, the overall value of the stock and the overall value of the cash that Con Edison would have provided to NU shareholders would have been the same if Con Edison's shares averaged between $36 and $46 per share during the pricing period. Should Con Edison shares have averaged below $36 per share, the value of the stock proceeds received by NU shareholders would have fallen, but should Con Edison shares have averaged above $46 per share, the value of the stock proceeds would have risen.
Con Edison's share price had no bearing on the value of the cash portion of the proceeds. Assuming that Con Edison's stock price averaged between $36 and $46 per share during the applicable pricing period, NU shareholders would have received approximately $26.84 per share had the merger closed on April 10, 2001.

     Ultimately the value of the transaction to NU shareholders would have depended on the timing of the closing, the average price of Con Edison shares during the pricing period and the effect of proration among all shareholders.

     YANKEE ENERGY SYSTEM, INC. (YANKEE) MERGER

     On March 1, 2000, NU acquired Yankee, and Yankee became a wholly owned subsidiary of NU. Yankee is the parent of Yankee Gas, the largest natural gas distribution company in Connecticut. NU paid $45 per share, aggregating $478 million, in cash and stock for all Yankee shares. In addition, NU assumed $164 million of Yankee's outstanding long-term debt and all of its short-term debt, which totaled $70 million at closing. Yankee shareholders received 45 percent of the $478 million in NU common shares and 55 percent in cash.
NU borrowed the cash portion of the acquisition through a short-term loan of $263 million, and met the stock component by issuing 11.1 million new NU shares. NU expects to redeem approximately the same number of shares in the second quarter of this year by closing out a forward share purchase program with proceeds from restructuring of its electric utility businesses. The forward share purchase program was conducted late in 1999 and early in 2000 through two financial institutions. With certain limited exceptions, NU's merger agreement with Con Edison prohibited NU from purchasing additional shares, but the forward shares may be retired at any time.

     Yankee continues to act as the holding company of Yankee Gas and its three nonutility subsidiaries, NorConn Properties, Inc., which holds the property and facilities of the Yankee companies; Yankee Energy Financial Services Company, which provides customers with financing for energy equipment installations, and; R.M. Services, Inc., which provides debt collection service to utilities and other businesses nationwide. For further information on the Yankee companies, see "Regulated Gas Operations."

                       RATES AND ELECTRIC INDUSTRY RESTRUCTURING

     GENERAL

     NU's electric utility subsidiaries, CL&P, WMECO and PSNH, are undergoing fundamental changes in their business operations as a result of the restructuring of the electric industry in their respective jurisdictions. Most notably, the companies have been divesting, and are continuing to divest, their generation assets and will act solely as transmission and distribution companies in the future. In general, their customers will be able to choose their energy suppliers, with the electric utility companies furnishing "standard offer" service just to those customers who do not choose a competitive supplier. Critical to this restructuring is the companies' ability to recover their stranded costs. Stranded costs are expenditures incurred, or commitments for future expenditures made, on behalf of customers with the expectation such expenditures would continue to be recoverable in the future through rates. However, under certain circumstances these costs might not be recoverable from customers in a fully competitive electric utility industry (i.e., the costs may result in above-market energy prices).

     As discussed more fully below, Connecticut and Massachusetts have enacted restructuring legislation that permits CL&P and WMECO to recover substantially all of their prudently incurred stranded costs. NU, PSNH and the state of New Hampshire have reached a settlement (Settlement Agreement), which affects restructuring as to PSNH and will permit PSNH to recover a substantial portion of its stranded costs.

     Electric utility restructuring in Connecticut, New Hampshire and Massachusetts provides for a transition period of several years following the opening of each state's electric market to customer choice. During that interim period, the energy delivery companies, including CL&P, WMECO and PSNH, are responsible for arranging for the supply of power to customers who do not select alternative energy suppliers. Management recognizes that in other states electric companies have been negatively affected by the inability to recover supply costs on a timely basis. However, the Company believes that current statutes and regulatory policy in the three states in which NU subsidiaries operate electric delivery businesses will permit timely recovery.

     CL&P has signed fixed-price contracts with three suppliers who together will serve all of CL&P's standard offer requirements through 2003. One of these suppliers is the Company's competitive marketing affiliate, Select Energy. CL&P is fully recovering all of the payments it is making to those suppliers and has financial guarantees from each supplier to shield CL&P from risk in the event any of the suppliers encounters financial difficulties.
See "Connecticut Rates and Restructuring."

     WMECO signed new one-year supply contracts with three unaffiliated suppliers in December 2000 that will continue through the end of 2001. In January 2001, the DTE approved a 17.4 percent increase in overall bills to
allow WMECO to fully recover its supply costs on a current basis.   See
"Massachusetts Rates and Restructuring."

     As of the beginning of 2001, PSNH remained a vertically integrated utility with cost-of-service ratemaking and a fuel adjustment clause. For the first nine months following the commencement of retail competition, customers who do not choose alternative suppliers will be served by PSNH with energy from PSNH's existing generating plants and power purchase contracts. When they are fully operable, PSNH's current supply sources are generally well in excess of customer demand. Nine months after the commencement of retail competition, PSNH is required to bid out the supply of its transition service customers (those who do not take service from competitive suppliers). PSNH is currently limited to charging residential and small commercial customers 4.4 cents per kilowatt-hour for the first 12 months after the bids take effect and 4.6 cents per kilowatt-hour for the second 12 months. Those prices are now well below the wholesale market price for firm requirements power in New England. Under the New Hampshire restructuring statute, PSNH will be required to expense the first $7 million of costs that cannot be collected under the rate cap and then will be able to defer the balance for future recovery. See "New Hampshire Rates and Restructuring."

     CONNECTICUT RATES AND RESTRUCTURING

     In a series of decisions issued during 1999 and 2000, the DPUC approved CL&P's restructuring consistent with Connecticut's 1998 restructuring law. Choice of electric supplier was available to CL&P customers living in distressed cities (35 percent of CL&P total load) on January 1, 2000, and to all CL&P customers effective July 1, 2000. CL&P rates were unbundled effective January 1, 2000, with total rates 10 percent below rates in effect in December 1996, or 5 percent lower than rates in effect on December 31, 1999.

     Effective January 1, 2000, CL&P's primary responsibility is to serve as transmission and distribution provider to all customers within its service territory and to provide standard offer service to those customers who have not chosen a competitive supplier. CL&P's standard offer supply was obtained via a request for proposal process, conducted by J.P. Morgan Securities, Inc.
(J.P. Morgan) on behalf of the DPUC. As approved by the DPUC, 50 percent of the standard offer supply is met by a CL&P affiliate and 50 percent by two unaffiliated suppliers. The contracts with all three suppliers terminate December 31, 2003. CL&P is recovering all of its supply costs in rates.

     The Connecticut restructuring legislation authorized the collection of mitigated generation-related stranded costs and the securitization of nonnuclear generation-related stranded costs. Securitization is the monetization of stranded costs through the sale of nonrecourse debt securities (rate reduction bonds) by a special purpose entity, which are collateralized by a company's interests in stranded cost recoveries. Securitization proceeds are applied in general to retire higher cost debt of the utility. The legislation also required the divestiture of all generating assets and the mitigation of purchased power contracts. Proceeds from asset divestiture are required to be used to offset stranded costs.

     The DPUC approved the divestiture plans, engaged J.P. Morgan to conduct the auctions and approved the ultimate transactions regarding the divestiture of all of CL&P's fossil and hydroelectric plants and the Millstone nuclear station. In December 1999, CL&P sold 2,235 megawatts (MW) of fossil-fueled generation assets to an unaffiliated company for $460 million. In March 2000, CL&P transferred 1,057 MW of hydroelectric generation assets in Connecticut and Massachusetts to NGC, an affiliated company, for $681 million. All proceeds have been used to offset stranded costs.

     In the fall of 1999, CL&P and WMECO sold the capacity and energy associated with their unit entitlements in Millstone 2 and 3 and Seabrook to Select Energy and five unaffiliated companies for the period beginning January 1, 2000, through December 31, 2001. The revenues that result from these contracts over the two year period (or until the units are sold, if earlier) are expected to recover CL&P's and WMECO's share of the nuclear operating costs, including a return on and the remaining nuclear plant balances.

     On August 7, 2000, the DPUC announced that an agreement had been reached with Dominion Resources, Inc. (Dominion) for the sale of Millstone 1, Millstone 2 and approximately 94 percent of Millstone 3, including nuclear fuel and inventory, for approximately $1.3 billion. All necessary state approvals for CL&P, WMECO, PSNH, and the other selling joint owners have been obtained.
On February 20, 2001, the Connecticut Coalition Against Millstone (CCAM) appealed the DPUC's approval of the agreement to the Connecticut Superior
Court and asked the court to issue a stay of the transaction pending resolution of the appeal. The parties are pursuing the necessary federal regulatory approvals to close the transaction as early as the end of March 2001. The
DPUC has approved recovery of Millstone-related stranded costs not offset by asset divestiture proceeds. Pursuant to the DPUC order, CL&P will seek recovery of Millstone post-1997 capital additions in the nuclear proceeds calculation which will be filed after closing on the Millstone transaction. CL&P must prove that the costs are not related to the extended outage that began in 1996 and that the costs are reasonable relative to the benefits.
Among other rulings in the DPUC's restructuring decisions, the Connecticut Office of Consumer Counsel (OCC) has appealed CL&P's ability to recover these costs. Oral argument on these issues is scheduled in Connecticut Superior Court for March 29, 2001. For further information on litigation relating to the sale of Millstone, see "Item 3. Legal Proceedings."

     CL&P intends to auction its interest in Seabrook when NAEC auctions its Seabrook interests. Divestiture plans were filed simultaneously with the DPUC and the NHPUC in December 2000. DPUC hearings are scheduled to commence in March 2001.

     The DPUC has approved CL&P negotiated buy-downs and buy-outs of 15 contracts with independent power producers (IPPs) and one wholesale power contract. The DPUC has approved securitization of $1.026 billion in buy down and buy out payments. Payments to the IPP projects will be made after receipt of funds from the issuance of rate reduction bonds.

     CL&P was unable to negotiate buy-downs or buy-outs with 15 IPPs that produce approximately 345 MW. The DPUC authorized J.P. Morgan to auction the long-term purchased power contracts and ultimately Constellation Power Source, Inc. (Constellation) was selected as the winning bidder. Constellation and CL&P entered an agreement, subject to DPUC approval, whereby Constellation would obtain the power from the power purchase agreements and assume CL&P's obligations thereunder, in exchange for monthly support payments from CL&P. The DPUC rejected the agreement between Constellation and CL&P, finding that it did not fully mitigate stranded costs. CL&P is selling the output from the projects into the market and will continue to collect the difference between the contract prices and the market revenues as stranded costs.
These stranded costs cannot be securitized.

     The DPUC also approved recovery of and securitization of approximately $439 million of generation-related regulatory assets. The OCC appealed to the Connecticut Superior Court the methodology used by CL&P and endorsed by the DPUC to calculate the regulatory assets. The parties have reached a settlement of this appeal pursuant to which the OCC appeal will be withdrawn and securitization, including the full amount of generation-related regulatory assets, will go forward. DPUC approval of the settlement was received on March 12, 2001. On March 16, 2001, the OCC withdrew its appeal.

     On December 1, 2000, the Connecticut Attorney General (AG) and the OCC each filed a petition requesting that the DPUC initiate a proceeding to consider whether an interim decrease in the rates charged by CL&P is required. The applicable statute requires the DPUC to commence a special public hearing on the need for an interim rate decrease when, among other reasons, a public service company has for six consecutive months earned a return on equity (ROE) that exceeds the return authorized by the DPUC by at least one percentage point. The AG and the OCC petitions were filed after CL&P reported ROEs of
13.12 percent for the second quarter of 2000 and 14.17 percent for the third quarter of 2000. The DPUC conducted public hearings in this matter in February and March 2001, and a decision from the DPUC is expected in April 2001.

     MASSACHUSETTS RATES AND RESTRUCTURING

     Massachusetts enacted comprehensive electric utility industry restructuring in November 1997. That legislation required each electric company to submit a restructuring plan and to reduce its rates by 15 percent adjusted for inflation by September 1999. The 15 percent rate reduction is a rate cap for standard offer service customers that extends until February 2005, the end of the restructuring transition period. WMECO filed, and in 1999, the DTE approved, WMECO's restructuring plan. The plan allows WMECO's customers to choose their energy suppliers and allows WMECO to recover generation-related stranded costs. Two parties have appealed the DTE's decision on WMECO's restructuring plan to the Massachusetts Supreme Judicial Court. There has been no significant action in these appeals since they were filed in December 1999.

     In addition, the DTE-approved plan requires WMECO to procure competitively priced standard offer service and default service. These services provide power to customers that decline to purchase energy from a competitive supplier. WMECO competitively procured standard offer service and default service for 2000. For 2001, standard offer service has been procured as a composite rate of 7.383 cents per kilowatt-hour (kWh), including congestion costs. Default service has been procured through June 30, 2001, at a somewhat higher rate.

     In December 2000, WMECO requested that the DTE approve a standard offer service fuel adjustment for calendar year 2001. This fuel adjustment recognizes significant increases in fuel prices. On December 29, 2000, the DTE approved a fuel adjustment for standard offer customers of approximately
1.8 cents/kWh. The standard offer fuel adjustment and certain other rate factors offset, to some extent, by a slowing of the amortization of WMECO's stranded costs resulted in an average 17.4 percent rate increase for standard offer service customers as of January 1, 2001. A slightly higher increase was approved for default service customers as of February 1, 2001.

     Pursuant to the Massachusetts restructuring act, electric companies were required to divest their nonnuclear generation facilities. In July 1999, WMECO sold 290 MW of fossil and hydroelectric generation assets for $47 million to Consolidated Edison Energy Massachusetts, Inc. In March 2000, WMECO sold 272 MW of hydroelectric generation to NGC for approximately $184 million.
In addition, in August 2000, WMECO agreed to sell its Millstone nuclear assets to Dominion.

     WMECO filed an application with the DTE in April 2000, requesting authorization to securitize a portion of its stranded costs. On February 7, 2001, the DTE approved the securitization of $155 million of stranded costs and issued the required financing order and in March 2001, WMECO received the approvals of the two Massachusetts state agencies directed by statute to oversee the bond issuance. The stranded costs to be securitized include the unrecovered plant balances of Millstone 2 and 3 and the buydown payment of one IPP contract. Final approval for the issuance of the rate reduction bonds must be obtained from the SEC.

     NEW HAMPSHIRE RATES AND RESTRUCTURING

     The state of New Hampshire's attempts to restructure the electric utility industry in that state have resulted in extensive litigation in various federal and state courts. In 1996, New Hampshire enacted legislation requiring a competitive electric industry beginning in 1997. In February 1997, the NHPUC issued restructuring orders that would have forced PSNH and NAEC to write off all of their regulatory assets and possibly seek protection under Chapter 11 of the bankruptcy laws. Following the issuance of these orders, PSNH obtained injunctive relief on various grounds from federal district court that prevents implementation of the NHPUC's restructuring orders.

     In September 2000, the NHPUC approved a Settlement Agreement intended to settle most of these proceedings. As required under the agreement, PSNH has written off in excess of $200 million after-tax of its stranded costs and will be allowed to recover the remaining amount. PSNH's obligations under the Settlement Agreement are contingent upon the issuance of $725 million in rate reduction bonds. In July 2000, the New Hampshire legislature endorsed the Settlement Agreement as approved by the NHPUC with several amendments. Other approvals are also required from the FERC and various financial lenders.

     Under the terms of the Settlement Agreement, as amended by the Legislature, customers' bills were reduced by 5 percent on October 1, 2000, and on the effective date, PSNH's rates will be further reduced from current levels by an average of 10.3 percent. The 5 percent rate reduction can be rescinded on April 1, 2001, if PSNH has not closed on the sale of rate reduction bonds by that time.

     The Settlement Agreement also requires PSNH to divest its generation assets and offer retail choice to its more than 420,000 electric customers following the sale of the rate reduction bonds. The net proceeds from all generation divestitures will be used to reduce PSNH's stranded costs. The sales are to be accomplished through a sale process administered by the NHPUC. Following the divestiture, the transmission and distribution portion of PSNH's business will continue to be cost-of-service regulated.

     On September 8, 2000, the NHPUC issued an order addressing various motions for clarification and the rehearing of its April 19, 2000, order. In its order, the NHPUC rejected motions for rehearing by various parties, granted the relief requested by PSNH related to certain regulatory obligations and reduced the amount PSNH could securitize from $725 million to up to $670 million, less $6 million for each month beginning October 2000, until competition begins, and found PSNH's compliance filing to be in conformance with New Hampshire law.
The NHPUC also issued an order addressing specific issues related to securitization permitted under the Settlement Agreement.

     In October 2000, the securitization process and the implementation of the Settlement Agreement were delayed by two appeals of the NHPUC's order to the New Hampshire Supreme Court. The New Hampshire Supreme Court issued an order on January 16, 2001, rejecting both appeals, and on February 2, 2001, reaffirmed its decision. One of the appellants indicated publicly it would request a review of the New Hampshire decision by the United States Supreme Court. Such a request must be filed by May 1, 2001. Management believes that such an appeal would have a low probability of success, but cannot determine what effect it might have on the timing of the sale of rate reduction bonds and the implementation of customer choice. PSNH anticipates closing on its rate reduction bonds early in the second quarter of 2001, with competition to begin on the first day of the calendar month after such closing.

     In November 1999, the NHPUC also approved continuation of the fuel and purchased-power adjustment clause charge for PSNH at its current level until the beginning of electric supply choice in New Hampshire.

     In December 2000, PSNH filed divestiture plans with the NHPUC seeking approval to begin the process of selling its fossil and hydroelectric generation assets and NAEC's ownership share of Seabrook.

                           COMPETITIVE SYSTEM BUSINESSES

     NU is engaged in a variety of competitive businesses. They are grouped essentially into two separate and distinct business activities: the competitive energy business and the telecommunications business. Select Energy is the lead competitive energy business within NU. Select Energy is an integrated energy business that buys, sells and markets electricity, gas and oil and energy-related products and services. Under the umbrella of the Select Energy brand, Select Energy, collectively with its affiliated competitive energy businesses, provides a wide range of energy products and energy services. These affiliated competitive energy companies include HEC, NGC, HWP, NGS, and SEPPI. With the exception of HEC, the competitive businesses operate primarily in the Northeast region of the United States.

     ENERGY-RELATED PRODUCTS AND SERVICES AND GAS INVESTMENTS

     Select Energy sells multiple energy products including electricity, natural gas and oil to wholesale and retail customers in the northeastern United States. Select Energy procures and delivers energy and capacity required to serve its electric, gas and oil customers. Select Energy is the largest wholesale and retail electric energy marketer in New England as measured by MW load. In order to support and complement its growing wholesale and retail business, Select Energy contracted in December of 1999 with NGC, its unregulated generation company affiliate, to purchase and market all of NGC's 1,289 MW for a 6-year period. These resources were acquired at auction from CL&P and WMECO. In addition, Select Energy is purchasing approximately 200 MW of coal and hydroelectric generating resources from HWP and more than 1,500 MW of electrical supply from various New England generating facilities on a long-term basis. Select Energy also utilizes generation failure insurance, options and energy futures to hedge its supply requirements. Moreover, Select Energy markets natural gas and develops and markets energy-related products and services. It offers energy management consulting and construction services through its affiliate, HEC, discussed more fully below. Select Energy and its integrated competitive energy business affiliates had aggregate revenues of approximately $1.9 billion in 2000, as compared to approximately $648.9 million in 1999, and contributed $13.6 million to consolidated earnings before extraordinary items in 2000, as compared to an aggregate loss of approximately $37 million in 1999.

     Select Energy is licensed to provide retail electric supply in Connecticut, Delaware, Maryland, New Jersey, Maine, Pennsylvania, New York, Massachusetts, Rhode Island, and New Hampshire. Within these states, Select Energy is currently registered with approximately 36 electric distribution companies and 52 gas distribution companies to provide retail services. Select Energy's goal is to be the regional leader in providing electric service to those Northeast markets opened to retail competition. In 2000, Select Energy provided more than 5,000 MW of standard offer load, making it the largest provider of standard offer service in the Northeast. During 2000, Select Energy provided several utilities with standard offer full requirements service and default services, comprising in the aggregate approximately 43 percent of its 2000 revenues. This included providing about 3,000 MW to a Massachusetts utility. A new contract for default service was signed with the same utility for a 6-month period in 2001.

     On January 1, 2000, Select Energy began serving one half of CL&P's standard offer load for a 4-year period. This equates to approximately 2,000 MW annually for each of the four contract years. Approximately 26 percent of 2000 competitive energy revenues came from this contract. The servicing of this load is a significant risk for Select Energy, as this contract is through the end of 2003, at fixed prices. This risk is partially mitigated by Select Energy entering into purchase contracts with other energy providers to supply a portion of the standard offer requirement, including its contracts with NGC, the purchase of 850 MW of output from the Millstone and Seabrook nuclear units through 2001, and other resources in the energy marketplace. Although there can be no assurance that it will be able to do so, management believes that Select Energy will be able to source its remaining load requirement at reasonable prices. If Select Energy is unable to source its remaining load requirement at prices below the standard offer contract price as a result of energy price increases, Select Energy's earnings would be adversely impacted. Select Energy has also entered into contracts with various retail customers to provide energy services at fixed rates. Under these retail contracts, Select Energy has the option to have the host utility provide energy services and is obligated to compensate the customer as defined in the contracts (CFD Payments). For the 12 months ended December 31, 2000, these CFD Payments totaled approximately $3.55 million. These CFD Payments may increase in the future. Policies and procedures have been established to manage these exposures, including the use of risk management instruments and the purchase of insurance for the output from the Millstone nuclear entitlements. In addition, beginning in January 2000, Select Energy assumed responsibility for serving approximately 500 MW of market-based wholesale contracts throughout New England with electric energy supply that was previously provided by CL&P and WMECO.
For the most part, the prices are fixed by contract and applicable to actual volumes.

     As of December 31, 2000, Select Energy had contracts with high volume retail electric customers in states throughout the Northeast with primarily one-year terms. These contracts represent approximately 300 MW of load at about 10,000 service locations and include predominantly commercial, institutional and industrial accounts. This retail load is supplied by the Select Energy wholesale business line and establishes Select Energy among the largest competitive retail suppliers in New England as measured by MW load. However, recent significant increases in electric supply costs may cause the number of retail electric customers to decrease in the first quarter of 2001 as a result of contract expirations or terminations. There is no single retail customer that accounts for over 10 percent of Select Energy's expected retail revenues.

     The energy marketing business is intensely competitive. There are many large energy companies bidding for business in the increasingly restructured New England market. In 2000, the sharp increases in the cost of power supply caused by the extreme increases in oil and gas fuel costs, among other things, provided significant challenges and opportunities for Select Energy. In 2000, Select Energy increased its revenue by more than 300 percent over the 1999 revenue level, reporting $1.79 billion in 2000, as compared with $555 million in 1999.

     Disputes with respect to interpretation and implementation of the New England Power Pool (NEPOOL) market rules have arisen with respect to various competitive product markets. In certain cases, Select Energy and the NU operating companies stand to gain as a result of resolution of such disputes. In other cases, Select Energy and the NU operating companies could incur additional costs as a result of resolution of the disputes. These disputes are in various stages of resolution through alternative dispute resolution and regulatory review. It is too early to ascertain the level of potential gain or loss that may result upon resolution of these issues.

     During 2000, Select Energy significantly increased its competitive retail and wholesale natural gas business. Its revenue for this business segment increased from approximately $21 million in 1999, to approximately $221 million in 2000. As of December 31, 2000, Select Energy had contracts with approximately 2,000 retail gas customers, primarily located in Connecticut, Massachusetts and Pennsylvania. These contracts generally have one-year terms and include only commercial, institutional and industrial accounts. There is no single retail gas customer that accounts for over 5 percent of Select Energy's expected retail gas revenues. In 2000, Select Energy's retail gas revenues were approximately $67 million representing a 550 percent increase, as compared to 1999. The competitive retail gas business has contracted for approximately $100 million in gas sales which will extend into 2001 and 2002.

     ELECTRIC GENERATION AND SERVICES

     Select Energy buys, manages and markets the entire generation output from its unregulated generation affiliate, NGC, to retail and wholesale customers. NGC is a competitive business affiliate formed in 1999 to acquire generation facilities. In March 2000, NGC received 1,289 MW of hydroelectric and pumped storage generating assets in Connecticut and Massachusetts from CL&P and WMECO. These assets include seven hydroelectric facilities along the Housatonic River System (123 MW), the three facilities comprising the Eastern Connecticut System, including one gas turbine (27 MW), the Northfield Mountain pumped storage station and the Cabot and Turners Falls No. 1 hydroelectric stations located in Massachusetts previously owned by WMECO. NGC began selling the capacity and output of the plants to Select Energy for a period of 6 years in March 2000.

     HWP is another NU subsidiary which is considered part of the competitive energy businesses. Select Energy buys, markets and manages the entire generation output from its HWP affiliate. This generation consists of about 190 MW. HWP is selling all of its capacity and output to Select Energy through the end of December 2001, with annual or longer contract renewals available thereafter. Select Energy markets the entire output of electricity to retail and wholesale customers. HWP recognized as an extraordinary loss a decrease of $19.7 million, net of taxes in 2000, as a reduction in the value of its hydro assets.

     NGS was formed in 1999 to provide energy-related operation and maintenance services to owners of generation facilities and the industrial market in the Northeast. NGS currently focuses on providing turnkey management and operation services and also a full range of industrial and consulting services. Select Energy has contracted with NGS to operate and maintain all of the generating plants within the Select Energy affiliated businesses.

     NGS's industrial services include maintenance, permitting, environmental, and specialized electrical testing services to large and medium-sized industrial businesses. NGS also provides consulting services to these customers, including engineering and design, construction management, asset development, due diligence reviews and environmental regulatory compliance, and permitting services. During 2000, NGS's revenues were approximately $44 million and are expected to grow significantly in 2001. This anticipated growth will be due to NGS's increased geographical scope as a result of its recent acquisition of an electrical contracting business and a number of pending contracts with both new and repeat customers.

     ENERGY MANAGEMENT SERVICES

     As part of the Select Energy portfolio of products and services, Select Energy, in conjunction with its affiliate HEC, markets energy efficiency and design solutions to customers. In general, HEC contracts to reduce its customers' energy costs, improve their operating efficiency within their facilities and conserve energy and other resources. HEC's engineering, construction management and financing assistance services have been directed primarily to governmental and institutional markets and utilities in the eastern United States. HEC increased its vertical integration through its subsidiary Select Energy Contracting, Inc., which also provides mechanical and electrical contracting services in new construction and service contracts, primarily directed to commercial markets.

     In competitive procurements by the U.S. Departments of Defense and Energy during 1998 and 1999, HEC was selected as an "Energy Saving Performance Contractor" (ESPC) for all fifty states and overseas bases. Recent orders have been received calling for design, construction, financing, and long-term operation and maintenance of energy-efficient and environmentally clean systems to replace older infrastructure. Select Energy and HEC have recently begun construction of a central energy plant for a school in Middletown, Connecticut. This plant will include the largest U.S. installation of fuel cells yet achieved. In 2000, federal ESPC work constituted 27 percent of HEC's revenues, which were approximately $82.5 million (an increase of 20 percent over 1999). NU's aggregate equity investment in HEC was approximately $25 million as of December 31, 2000.

     GAS INVESTMENTS

     SEPPI was formed in March 1999 to hold a five percent partnership interest in the Portland Natural Gas Transmission System. SEPPI's investment in the project was $5.4 million as of December 31, 2000. During 2000, SEPPI recognized a $3.9 million reduction in the value of its investment.

     TELECOMMUNICATIONS

     Mode 1 was established in 1996 to participate in a wide range of telecommunications activities both within and outside New England. NU's cumulative, total investment in Mode 1 was approximately $10.1 million as of December 31, 2000. Mode 1 is a licensed competitive local exchange carrier authorized to provide local phone service within the state of Connecticut.

     Mode 1 currently owns approximately 4.8 million common shares of NEON Communications, Inc. (formerly NorthEast Optic Network, Inc.) (NEON), or 20.5 percent of its outstanding shares fully diluted (assuming the issuance of all shares to Consolidated Edison Communications, Inc. (CECI) and Exelon Ventures (Exelon), as discussed below). NEON is constructing a fiber optic communications network through New England, New York, Philadelphia, and Washington, D.C., utilizing a portion of the NU system companies' transmission and distribution facilities. An officer and trustee of NU and an officer of NUSCO are members of the Board of Directors of NEON. In addition, NU is a party to an agreement with Central Maine Power Company
(CMP), an owner of approximately 19.2 percent of NEON's common shares, fully diluted, wherein NU and CMP each agree that, as long as NU owns at least 10 percent of the outstanding common stock of NEON, fully diluted, and the cumulative holdings of NU and CMP are at least 33 1/3 percent, fully diluted, neither NU nor CMP will take any action which will allow NEON to merge, consolidate, liquidate or sell, lease or transfer substantially all of its assets, or commence or acquiesce to any action or proceeding under any bankruptcy laws.

     In September 2000, CECI, a subsidiary of Con Edison, and Exelon, another unaffiliated company, acquired 10.75 and 9.25 percent, respectively, of NEON's common shares in exchange for contributions to NEON by each company of telecommunications assets in kind and cash. Mode 1 is party to two reciprocal agreements which commit it to vote for CMP's, CECI's and Exelon's nominees for director of NEON and such companies agree to support Mode 1's nominees. Under these arrangements, Mode 1 can presently designate two directors, and CMP, CECI and Exelon can designate two, one and one director(s), respectively.

                               FINANCING PROGRAM

     2000 FINANCINGS

     On March 1, 2000, NU completed its acquisition of Yankee. NU financed this acquisition with a combination of 11.1 million in newly issued shares and a $263 million term loan credit facility. On February 28, 2001, NU repaid this facility with the proceeds of a $263 million floating rate senior note issuance. The senior notes bore an effective interest cost of 6.9 percent at February 28, 2001, and mature in February 2003. Also, in anticipation of the Yankee acquisition, in late 1999 and early 2000, NU entered into forward share purchase arrangements with two financial institutions for a total of $215 million. These forward arrangements, which originally were due to expire on December 31, 2000, terminate on June 29, 2001.

     On March 14, 2000, CL&P and WMECO transferred to NGC certain of their hydroelectric generation assets. NGC financed this acquisition with a $435 million equity infusion from NU and a $430 million credit facility. In November 2000, the credit facility was extended from its original December 29, 2000, maturity date to June 29, 2001, with the ability to further extend to September 28, 2001, if certain conditions are met.

     On April 4, 2000, PSNH entered into two letters of credit and reimbursement agreements totaling $115.4 million, which support its Series D and E pollution control revenue bonds (PCRBs). The new letters of credit, which replaced similar letters of credit that were set to expire on April 12, 2000, allow the PCRBs to remain in a flexible, floating interest rate mode. On August 4, 2000, $39.5 million in principal amount of Series D PCRBs were redeemed and the related letter of credit and reimbursement agreement was terminated. On September 7, 2000, $69.7 million in principal amount of Series E PCRBs were redeemed and the related letter of credit and reimbursement agreement was terminated.

     On November 9, 2000, NAEC entered into an unsecured $200 million 364-day term credit agreement with four banks. This new facility replaced a 5-year $225 million term loan dated November 9, 1995, which had $200 million outstanding and was set to expire on November 9, 2000. An interest rate collar and swaps related to the $200 million 5-year term credit agreement also expired on November 9, 2000, and were not replaced.

     On November 17, 2000, NU entered into a new 364-day revolving credit facility for $400 million, replacing the previous $350 million revolving credit facility which was to expire on that date. The new credit facility is subject to two overlapping sublimits. First, subject to the notional amount of any letters of credit outstanding, amounts up to $300 million may be borrowed. Second, subject to outstanding borrowings, NU subsidiaries may access up to $200 million in letters of credit.

     On November 17, 2000, CL&P and WMECO entered into a new 364-day revolving credit facility for $350 million, replacing the previous $500 million facility, which was to expire on November 17, 2000. Under this agreement, CL&P and WMECO may borrow up to $200 million and $150 million, respectively. Once CL&P and WMECO receive the proceeds of securitization, the borrowing limits will be reduced to $250 million, with a $150 million limit for CL&P and a $100 million limit for WMECO.

     On November 17, 2000, Yankee Gas extended its $60 million revolving credit facility for an additional 364-day period from November 17, 2000, to November 16, 2001. Also on November 17, 2000, Yankee permanently retired $25 million of short-term bank debt.

     The level of common dividends totaled $57.4 million in 2000, up significantly from the $13.2 million paid in 1999. The increase was a result of NU paying a $0.10 per share quarterly common dividend for all of 2000, as compared to only paying a $0.10 per share dividend in the fourth quarter of 1999.

     Total NU system debt, including short-term and capitalized lease obligations, was $3.8 billion as of December 31, 2000, compared with $3.3 billion as of December 31, 1999. The increase was primarily due to the acquisition of Yankee. For more information regarding NU system financing, see "Notes to Consolidated Statements of Capitalization" in NU's financial statements, other footnotes related to long-term debt, short-term debt, and the sale of accounts receivables, as applicable, in the notes to NU's, CL&P's, PSNH's, WMECO's, and NAEC's financial statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     2001 FINANCING REQUIREMENTS

     The NU system's aggregate capital requirements for 2001 are approximately as follows:

                     CL&P     PSNH    WMECO   NAEC   Yankee   Other  NU system
                                           (Millions)

Construction        $231.3   $ 78.7   $26.6   $ 6.6   $39.2   $37.6   $420.0
Nuclear Fuel           -        -       -      14.5     -       -       14.5
Maturities           160.0      -      60.0     -       -       -      220.0
Cash Sinking Funds     -       24.3     1.5    70.0     1.1    23.1    120.0
                    ------   ------   -----   -----   -----   -----   ------
Total               $391.3   $103.0   $88.1   $91.1   $40.3   $60.7   $774.5
                    ======   ======   =====   =====   =====   =====   ======

     For further information on the NU system's 2001 and 5-year financing requirements, see "Notes to Consolidated Statements of Capitalization" in NU's financial statements, "Long-Term Debt" in the notes to CL&P's, PSNH's, WMECO's, and NAEC's financial statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     2001 FINANCING PLANS

     In 2001, NU expects to reduce the capitalization of its regulated electric subsidiaries significantly as a result of securitization of stranded costs and continued asset sales. NU expects its subsidiaries to receive about $830 million after expenses, certain cash settlements and taxes as a result of the sale of its interest in Millstone station to Dominion. The sale is projected to close as early as the end of March 2001. CL&P and WMECO will receive the vast majority of the $830 million (approximately $600 million for CL&P and more than $140 million for WMECO) and they are expected to use the cash to reduce their level of debt and capitalized lease obligations and to return equity capital to the parent company.

     In 2001, the Company hopes to complete the process of securitizing stranded costs for each of its major electric operating companies. In November 2000, the DPUC approved the securitization of up to $1.55 billion of CL&P's stranded costs, including the buyout and buydown of more than $1 billion in purchased power obligations. CL&P currently plans to securitize approximately $1.45 billion of these stranded costs in late March 2001. Of that sum, CL&P plans to use about $400 million to reduce debt.

     In September 2000, the NHPUC approved a comprehensive restructuring order that allows PSNH to securitize up to $670 million of stranded costs. In January 2001, the New Hampshire Supreme Court upheld the restructuring order on appeal and PSNH currently expects to work with the State of New Hampshire to issue securitization bonds early in the second quarter of 2001. Proceeds would be combined with cash on hand and used primarily to buy down the power contract between PSNH and NAEC, allowing a total reduction in debt at the two companies of approximately $300 million, the retirement of approximately
$25 million of PSNH preferred stock and the return of equity capital to NU from PSNH and NAEC of another $375 million. By the end of 2002, PSNH also expects to complete the sale of approximately 1,200 megawatts of fossil and hydroelectric generating plants and all 418 megawatts of NAEC's share of Seabrook. PSNH's restructuring settlement was predicated upon PSNH and NAEC receiving approximately $400 million of net proceeds from those sales.

     In February 2001, the DTE approved the securitization of $155 million of stranded costs by WMECO. A significant amount of those proceeds would be used to buy out a purchased power contract with the remainder used to reduce WMECO's debt. WMECO hopes to complete the issuance early in the second quarter of 2001.

     Should NU's operating subsidiaries successfully complete all of the asset sales and securitization noted above, the regulated companies would receive in excess of $5 billion of cash between 1999 and 2002.

     Management currently expects NU's operating subsidiaries to use the proceeds in four primary ways. More than $2 billion would be used to repay debt and preferred stock; more than $1 billion to buy out and buy down high-cost nonutility generator arrangements; approximately $600 million to pay taxes on gains from the sale of generation assets; and approximately $1.2 billion would be returned to NU from these operating companies. Of that $1.2 billion, CL&P and WMECO repurchased $390 million of their common stock from NU in March 2000, the proceeds of which were immediately invested in NGC. NU will use another $215 million to settle the forward share purchase noted above.

     On February 28, 2001, NU issued $263 million aggregate principal amount floating rate notes due February 2003. The proceeds were used to pay off the $263 million term loan credit facility used to finance NU's acquisition of Yankee.

     In the first half of 2001, NGC expects to issue up to $440 million of long-term debt to replace the $430 million credit facility discussed above.

     Due to the fourth quarter write-down of certain assets owned by HWP, HWP did not meet its equity maintenance covenant under certain of its letter of credit and reimbursement agreements. In February 2001, HWP received a waiver to permit its common equity ratio to fall below 30 percent for the quarters ended December 31, 2000, March 31, 2001, and June 30, 2001. Thereafter, NU will provide a guarantee of HWP's obligations for the benefit of the banks.
NU expects to receive approval from the SEC to implement this guarantee during the second quarter of 2001.

     FINANCING LIMITATIONS

     Many of the NU system companies' charters and borrowing facilities contain financial limitations that must be satisfied before borrowings can be made and for outstanding borrowings to remain outstanding.

     Under their current revolving credit facility, CL&P and WMECO are required to maintain a ratio of common equity to total capitalization (common equity
ratio) of at least 30 percent.   At December 31, 2000, CL&P's and WMECO's
common equity ratios were 32.8 percent and 34.4 percent, respectively. This agreement also requires CL&P to maintain a 12-month earnings before interest and taxes to interest expense ratio (interest coverage ratio) of at least 2.5 to 1.0 for the quarters ending December 31, 2000, and March 31, 2001, and 3.0 to 1.0 thereafter. WMECO is required to maintain a quarterly interest coverage ratio of at least 2.0 to 1.0 for the quarters ending December 31, 2000, and March 31, 2001, and 2.2 to 1.0 thereafter. At December 31, 2000, CL&P's and WMECO's interest coverage ratios were 3.5 to 1 and 3.0 to 1, respectively.

     Under NU's revolving credit facility and its term loan credit agreement, NU is required to maintain a consolidated common equity ratio of at least 30
percent.   At December 31, 2000, NU's consolidated common equity ratio was 35.1 percent. In addition, NU is required to maintain a 12-month consolidated interest coverage ratio of at least 2.0 to 1.0 for the quarters ending
December 31, 2000, and March 31, 2001, and 2.2 to 1.0 thereafter.  At
December 31, 2000, NU's consolidated interest coverage ratio was 2.4 to 1.0.
In addition, NU is required to maintain as of the end of each quarter with respect to the four quarters then ended a ratio of operating cash flow to fixed charges (cash flow ratio) of at least 1.5 to 1.0. At December 31, 2000, NU's cash flow ratio was 2.1 to 1.0.

     These agreements also limit NU's ability, without creditor approval, to incur additional debt and to make future investments, including acquisitions in excess of $25 million and investments in Select Energy and other subsidiaries in excess of $200 million and $100 million, respectively.

     NAEC is party to a 364-day term credit agreement which provides that outstanding advances can be terminated or accelerated if NAEC does not maintain specified minimum ratios of common equity to capitalization (as defined in the agreement). For NAEC, the minimum common equity ratio under its term credit agreement is 25 percent; at December 31, 2000, NAEC's common equity ratio was
32.4 percent. The agreement also requires a 12-month adjusted net income to interest expense ratio (interest coverage ratio) of not less than 1.5 to 1.0. At December 31, 2000, the ratio for NAEC was 2.0 to 1.0. The term credit agreement also provides for mandatory prepayment of 50 percent of the aggregate principal amount of advances outstanding within two days of a buydown of NAEC's interest in Seabrook (Seabrook Interest) to $100 million as contemplated by the PSNH restructuring Settlement Agreement, and prepayment of 100 percent within two business days of the sale of the Seabrook Interest or earlier termination of the Unit Contract as contemplated by the PSNH restructuring Settlement Agreement. The 364-day term credit agreement also limits NAEC's other unsecured debt to $60 million.

     Under Yankee Gas' 364-day revolving credit facility, Yankee Gas is required to maintain a common equity to stockholder's equity (common equity ratio) of at least 37.5 percent and to maintain stockholders' equity of at least $90 million. At December 31, 2000, Yankee Gas' common equity ratio was
75.0 percent and its consolidated stockholder's equity was $467.2 million. Yankee Gas is also required to maintain a 12-month interest coverage ratio of at least 2.0 to 1.0 for each fiscal quarter. At December 31, 2000, Yankee Gas's interest coverage ratio was 4.2 to 1.0.

     The amount of short-term debt that may be incurred by NU, CL&P, WMECO, PSNH, NNECO, HWP, and NAEC is also subject to periodic approval by the SEC under the Public Utility Holding Company Act of 1935 (1935 Act). PSNH's and NAEC's short-term debt in excess of 10 percent of net fixed plant is also regulated by the NHPUC. The following table shows the amount of short-term borrowings authorized by the SEC or the NHPUC for each company, as the case may be, as of December 31, 2000, and the net amounts of outstanding short-term debt and cash investments of those companies at the end of 2000 and as of March 1, 2001:

                                              Short-Term Debt
                                                Outstanding
                                            (Cash Investments) (1)
               Maximum Authorized           ------------------
                Short-Term Debt       December 31, 2000   March 1, 2001
               ------------------     -----------------   -------------
                                                  (Millions)

NU Parent           $400.0                $ 144.6            $ 182.5
CL&P                 375.0                   77.0               47.6
PSNH (2)             225.0                 (110.0)             (62.9)
WMECO                250.0                  110.6               90.7
HWP                    5.0                  (16.2)             (17.1)
NAEC(3)              260.0                  172.2              132.8
NNECO                 75.0                   (9.3)              16.8
Yankee Parent         50.0                     -                (1.5)
Yankee Gas           100.0                   49.6               48.1
Other                  N/A                   71.2              134.7
                                          -------            -------
Total                                     $ 489.7            $ 571.7
                                          =======            =======

(1) These columns include borrowings of or cash investments by various NU system companies from NU and other NU system companies excluding borrowings under the NU term loan credit agreement and NGC credit facility. Total NU system short-term indebtedness to unaffiliated lenders excluding the NU term loan facility and NGC credit facility was $644.6 million at December 31, 2000, and $598 million at March 1, 2001. The NU term loan facility was separately approved by the SEC and is not considered short-term debt for purposes of the SEC authorization noted above. NGC's short-term debt is not subject to SEC approval. At December 31, 2000, NU had $263 million borrowed under the NU term loan facility and NGC had $403 million borrowed under the NGC credit facility. As of March 1, 2001, NU had paid off the $263 million term loan facility with proceeds from a $263 million debt issuance and NGC had $388 million borrowed under the NGC credit facility.

(2) Under applicable NHPUC provisions, PSNH can incur short-term debt up to 10 percent of net fixed plant. As of December 31, 2000, PSNH's net fixed plant as measured by FERC was approximately $712.9 million; accordingly, PSNH could borrow up to $71.3 million of short-term debt.

(3) Under applicable NHPUC regulations, NAEC can incur short-term debt up to 10 percent of net fixed plant. As of December 31, 2000, NAEC's net fixed plant as measured by FERC was approximately $524.8 million; accordingly, NAEC could borrow up to $52.5 million of short-term debt. In connection with the issuance of NAEC's 364-day term credit agreement, NAEC obtained NHPUC approval for a short-term debt limit of $260 million, representing $200 million of borrowings under the 364-day term credit agreement and $60 million of other short-term debt.

     The supplemental indentures under which NU issued $175 million in principal amount of 8.58 percent amortizing notes in December 1991, and $75 million in principal amount of 8.38 percent amortizing notes in March 1992, contain restrictions on dispositions of certain NU system companies' stock, limitations of liens on NU assets and restrictions on distributions on and acquisitions of NU stock. Under these provisions, NU, CL&P, PSNH, and WMECO may not dispose of voting stock of CL&P, PSNH or WMECO other than to NU or another NU system company, except that CL&P may sell voting stock for cash to third persons if so ordered by a regulatory agency so long as the amount sold is not more than 19 percent of CL&P's voting stock after the sale. The restrictions also generally prohibit NU from pledging voting stock of CL&P, PSNH or WMECO or granting liens on its other assets in amounts greater than 5 percent of the total common equity of NU. Many of the NU system companies' credit agreements have similar restrictions. As of December 31, 2000, no NU debt was secured by liens on NU assets. Furthermore, NU may not declare or make distributions on its capital stock, acquire its capital stock (or rights thereto), or permit a NU system company to do the same, at times when there is an event of default under the supplemental indentures under which the amortizing notes were issued.

     Pursuant to its revolving credit facility and the $263 million term loan credit agreement, NU may not declare dividends or make distributions, except for dividends not to exceed $60 million during any 12-month period and stock repurchases of up to $215 million in connection with the Yankee merger. Similar restrictions are found in NU's merger agreement with Con Edison.

     The charters of CL&P and WMECO contain preferred stock provisions restricting the amount of unsecured debt those companies may incur. As of December 31, 2000, CL&P's and WMECO's charters permit CL&P and WMECO to incur an additional $245 million and $94 million, respectively, of unsecured debt.

     The indentures securing the outstanding first mortgage bonds of CL&P, PSNH, WMECO, and NAEC provide that additional bonds may not be issued, except for certain refunding purposes, unless earnings (as defined in each indenture and before income taxes, and, in the case of PSNH, without deducting the amortization of PSNH's regulatory asset), are at least twice the pro forma annual interest charges on outstanding bonds, and certain prior lien obligations and bonds to be issued. While CL&P's and WMECO's 2000 earnings permit them to meet those earnings coverage tests, certain loan agreements prohibit the issuance of additional first mortgage bonds.

     The preferred stock provisions of CL&P's and WMECO's charters also prohibit the issuance of additional preferred stock (except for refinancing purposes) unless income before interest charges (as defined and after income taxes and depreciation) is at least 1.5 times the pro forma annual interest charges on indebtedness and the annual dividend requirements on preferred stock that will be outstanding after the additional stock is issued. CL&P's and WMECO's earnings currently permit them to meet those earnings tests. However, the companies are not expected to issue preferred stock during 2001.

     Certain consolidated subsidiaries have dividend restrictions imposed by their long-term debt agreements. These restrictions also limit the amount of retained earnings available for NU common dividends. At December 31, 2000, retained earnings available for the payment of dividends totaled $180.1 million.

     CL&P and WMECO's revolving credit agreement requires the companies to maintain at all times a ratio of common equity to total capitalization of at
least 30 percent.   At December 31, 2000, this requirement would allow CL&P
and WMECO to make additional distributions from common equity of $90 million and $31 million, respectively.

     Under NAEC's first mortgage bond indenture, all retained earnings are available for payment or distribution, plus an allowance of $10 million, subject however to restrictions under New Hampshire statutes and the Federal Power Act, which limit the payment of dividends to book retained earnings. At December 31, 2000, NAEC's retained earnings was approximately $0.4 million.

     During much of 2000, PSNH was prohibited from paying dividends on its common stock and from investing any funds in the NU system money pool without NHPUC approval. Payment of a $50 million dividend at the time of the temporary rate reduction contemplated by the Settlement Agreement was authorized pursuant to New Hampshire law and was paid by PSNH to NU on October 1, 2000. In its finance order regarding securitization, the NHPUC authorized investment of PSNH funds in the NU system money pool upon the write-off required by the Settlement Agreement, which write-off was taken in the fourth quarter of 2000. PSNH is now participating in the money pool and can pay dividends on its common stock without NHPUC approval.

     New Hampshire statutes and the Federal Power Act limit the payment of dividends by PSNH to retained earnings. At December 31, 2000, PSNH's retained earnings was approximately $123 million.

     Applicable merger accounting rules require that upon acquisition by NU, Yankee's and its subsidiaries' retained earnings were reclassified as capital surplus. Also, the merger premium NU paid to acquire Yankee was allocated among Yankee and its subsidiaries and "pushed down" to their balance sheets and under current accounting rules is being amortized to expense. Under existing accounting conventions, the majority of the merger premium will be amortized over 40 years. The Financial Accounting Standards Board is currently evaluating merger accounting. The current proposal would no longer require companies to amortize goodwill as an expense to the income statement. Instead goodwill will be evaluated for impairment and any impairments to goodwill would be charged to expense. It is expected the new accounting rule will be effective January 1, 2002. If enacted, the effect will be an approximately $8 million annual reduction in goodwill expense.

     Under the 1935 Act, subsidiaries of registered holding companies are only allowed to pay dividends out of retained earnings unless the SEC allows otherwise. The effect of this rule would be to prevent Yankee from paying dividends to NU from any source other than post-merger earnings, as reduced by the merger premium amortization. NU has received permission from the SEC, through June 2002, for Yankee and Yankee Gas to pay dividends (i) out of additional paid-in capital up to the amount of their respective retained earnings just prior to the merger with NU and (ii) out of earnings before the amortization of the merger goodwill (gross earnings) in the case of Yankee
Gas and out of distributed earnings in the case of Yankee. To assure that Yankee Gas has sufficient cash to fund operations, Yankee Gas will not pay dividends in excess of 80 percent of gross earnings on a rolling 5-year average basis. In no case would dividends be paid by Yankee or Yankee Gas if their common equity to total capitalization ratios were below 35 percent.

     NU has also received permission from the SEC, through June 2002, for Yankee and Yankee Gas to repurchase their common stock such that their common equity to total capitalization ratios do not fall below 35 percent.

     NU is required under the 1935 Act to maintain its consolidated common equity at a level equal to at least 30 percent of its consolidated capitalization. Following the issuance of rate reduction bonds by its subsidiaries, NU will temporarily be unable to meet this standard because such bonds, although nonrecourse to the NU system company issuers, are considered to be indebtedness of the companies under generally accepted accounting principles. The SEC has authorized the consolidated common equity ratio of NU to fall below 30 percent through December 31, 2001. The 30 percent test also applies to NU's electric operating subsidiaries. The SEC has authorized the common equity ratios of CL&P, WMECO and PSNH to fall below 30 percent through December 31, 2001.

     NU provides credit assurance in the form of guarantees, letters of credit, performance guarantees, and other assurances for the financial performance obligation of certain of its unregulated subsidiaries, particularly Select Energy. NU currently has authorization from the SEC to provide up to $500 million of guarantees. In addition, NU is limited under its revolving credit facility and its term loan credit agreement to $500 million of such arrangements without creditor approval. As of December 31, 2000, and March 1, 2001, NU had provided approximately $284 million and $376 million, respectively, of such credit assurances.

     Certain NU system credit agreements also have covenants or trigger events tied to credit ratings of certain NU system companies.

                              CONSTRUCTION PROGRAM

     The NU system's construction program expenditures, including allowance for funds used during construction, is estimated to be in the range of from $395 million to $420 million in 2001. Of such total amount, approximately $206 million to $231 million is expected to be expended by CL&P, $79 million by PSNH, $27 million by WMECO, $7 million by NAEC, $11 million by NGC, $39 million by Yankee, and up to $26 million by other system entities. This construction program data includes all anticipated costs necessary for committed projects and for reasonably expected to become committed projects in 2001, regardless of whether the need for the project arises from environmental compliance, reliability requirements, nuclear safety, or other causes. The data assumes the sale of the Millstone units on March 30, 2001. The construction program's main focus in maintaining and upgrading the existing transmission and distribution system and nuclear and hydroelectric generation assets. The system expects to evaluate its needs beyond 2001 in light of future developments, such as restructuring, industry consolidation, performance, and other events.

                          REGULATED ELECTRIC OPERATIONS

     DISTRIBUTION AND SALES

      CL&P, PSNH and WMECO furnish retail franchise service in 149, 198 and 59 cities and towns in Connecticut, New Hampshire and Massachusetts, respectively. In December 2000, CL&P furnished retail franchise service to approximately 1.13 million customers in Connecticut, PSNH provided retail service to approximately 434,000 customers in New Hampshire and WMECO served approximately 199,000 retail franchise customers in Massachusetts. HWP serves 30 retail customers in Holyoke, Massachusetts.

     The following table shows the sources of 2000 electric franchise retail revenues based on categories of customers:

                        CL&P     PSNH     WMECO     Total NU System

Residential........      46%       41%      40%           4%
Commercial.........      39%       35%      37%          38%
Industrial.........      14%       23%      22%           7%
Other..............       1%        1%       1%           1%
                        ---       ---      ---          ---
Total..............     100%      100%     100%         100%
                        ===       ===      ===          ===

     The actual changes in retail kWh sales for the last two years and the forecasted retail sales growth estimates for the 10-year period 2000 through 2010 for CL&P, PSNH and WMECO are set forth below:

                        2000 over      1999 over        Forecast 2000-2010
                           1999           1998         Compound Rate of Growth

NU system..........        0.9%           3.8%                  1.3%
CL&P...............        0.4%           2.9%                  1.2%
PSNH...............        2.6%           5.3%                  2.0%
WMECO..............       -0.1%           3.6%                  1.0%

     Consolidated NU retail sales rose by 0.9 percent in 2000, compared with 1999, primarily due to higher heating requirements and the strong economy, offset by lower cooling requirements. Residential electric sales were up 0.2 percent. Commercial sales were up by 1.3 percent for the year and industrial sales increased by 1.1 percent. Retail sales for all of the NU system electric operating companies increased in 2000 with CL&P, WMECO and PSNH sales up 0.4 percent, down 0.1 percent and up 2.6 percent, respectively.

     REGIONAL AND SYSTEM COORDINATION

     The NU system companies and most other New England utilities are parties to an agreement (NEPOOL Agreement), which provides for coordinated planning and operation of the region's generation and transmission facilities. The NEPOOL Agreement was restated and revised as of March 1997 to provide for (i) a pool-wide open access transmission tariff; (ii) the creation of an Independent System Operator (ISO), and; (iii) a broader governance structure for NEPOOL and a more open, competitive market structure. Under these new arrangements the ISO, a nonprofit corporation whose board of directors and staff are not controlled by or affiliated with market participants, ensures the reliability of the NEPOOL transmission system, administers the NEPOOL tariff and oversees the efficient and competitive functioning of the regional power market.

     The NEPOOL tariff provides for nondiscriminatory open access to the regional transmission network at a single rate regardless of transmitting distance for all transactions. The rate is a formula, structured to ensure that each transmission provider under the NEPOOL tariff recovers its revenue requirements.

     In 1999, the NEPOOL Executive Committee filed a comprehensive settlement of all issues set for hearing concerning the NEPOOL transmission tariff. The settlement resolves disputes concerning the calculation of revenue requirements for transmission over NEPOOL facilities and resolves disputes over alleged "double charges" under grandfathered transmission contracts retained by individual transmission providers, including NU. The settlement also includes a ROE component which sets the ROE for each individual transmission provider owning NEPOOL transmission facilities with respect to those facilities from March 1, 1997, through at least June 1, 2000, provided no changes to individual network transmission tariff rates are made after December 31, 1999. NU's ROE has been set at 11.75 percent. NU has made no changes to its transmission tariff rates since the settlement was reached; accordingly, its ROE has remained unchanged.

     As part of the settlement, the ISO is required to independently audit the charges in effect for the period June 1997 through May 2000, or direct that such an audit be conducted under its supervision. In June 2000, the ISO engaged an independent auditing firm to conduct such an audit. The audit remains ongoing and the results of the audit will be filed at the FERC as an informational filing.

     In December 2000, NU was notified by the FERC that it, along with several other companies, would be the subject of a separate FERC industry-wide audit of the accounting related to formula rate transmission tariffs. The FERC commenced its audit of NU in February 2001.

     Two agreements determine the manner in which costs and savings are allocated among the NU system electric operating companies. Under an agreement (NUG&T) among CL&P, WMECO and HWP, these companies pool their electric production costs and the costs of their principal transmission facilities. Pursuant to the merger agreement between NU and PSNH, these companies and PSNH entered into a 10-year sharing agreement (Sharing Agreement), expiring in June 2002, that provides, among other things, for the allocation of the capability responsibility savings and energy expense savings resulting from a single-system dispatch through NEPOOL.

     The NUG&T was revised in 1999 to eliminate the generation aspects of the agreement. Revision to the NUG&T was initially contested by the Massachusetts Attorney General, who claimed that such revision would result in stranded costs being transferred unfairly to WMECO. In July 1999, the FERC approved the proposed amendment subject to the outcome of a hearing which was held in abeyance pending the outcome of state restructuring proceedings. The DTE rejected the Massachusetts Attorney General's arguments in a December 1999 order. While the FERC hearing continues to be held in abeyance, NUSCO and the Massachusetts Attorney General reached settlement on a number of issues related to restructuring in Massachusetts. As part of that settlement, the Massachusetts Attorney General withdrew its opposition to the revisions to the NUG&T. The FERC approved such withdrawal in September 2000.

     The Settlement Agreement between PSNH and the state of New Hampshire was approved by the NHPUC on April 19, 2000. Accordingly, NU will file for FERC approval to terminate the Sharing Agreement, as mandated by the Settlement Agreement, effective December 31, 2000. Only minor revenue changes are expected in the future as no energy or capacity transactions have taken place under the Sharing Agreement since CL&P and WMECO relinquished their responsibilities to meet customer loads on January 1, 2000. Transmission revenues will be allocated going forward based upon the respective companies' cost of service where these revenues had been split equally by PSNH and CL&P under the Sharing Agreement.

     On March 6, 2001, the FERC issued an order on rehearing related to the price for installed capacity (ICAP) in New England. The FERC reinstituted the previously approved $8.75 per kilowatt-month charge for installed capacity, but made the price effective April 1, 2001. In an earlier decision in December 2000, the FERC had made the charge effective as of August 1, 2000, but in its revised decision, the FERC substituted a $0.17 per kilowatt-month charge for the period of August 2000 through March 2001. Because NU was a major seller of installed generating capacity during the last five months of 2000, the FERC's revised decision with respect to the August through March time period reduced NU's fourth quarter revenues by $24.6 million and lowered earnings by $14.8 million, or $0.10 per share. On March 16, 2001, NU filed with the FERC for rehearing of its order. On the same day, several utilities, the Massachusetts Attorney General and the Maine Public Utilities Commission appealed that portion of the FERC's order reinstituting the $8.75 charge on a going-forward basis to the First Circuit U.S. Appeals Court.

     TRANSMISSION ACCESS AND FERC REGULATORY CHANGES

     Pursuant to FERC Order 888 (issued in April 1996), NU system companies operate their transmission system under an open access, nondiscrimatory transmission tariff.

     In December 1999, the FERC issued an order calling on all transmission owners to voluntarily join regional transmission organizations (RTOs) in order to boost competition in electric markets (Order 2000). In general, each such organization would be an independent operator over all transmission facilities, and would perform, among other functions, tariff administration, construction planning and reliability management for the particular regional transmission system. NU's active voting interest in such an organization would be limited to 5 percent under the proposal.

     NU system companies and other parties have appealed this order. Of primary concern to NU is the ratemaking authority granted to RTOs and its impact on the ability of transmission owners to earn appropriate returns on their transmission investment under the organizational structure and the minimum functions proposed in the order. The NU system companies are required to participate in a collaborative process established by the FERC beginning in March of 2000.

     On January 16, 2001, NU along with the ISO and five other New England transmission owning utilities (National Grid, USA, The United Illuminating Company, Bangor Hydro-Electric Company, CMP and Vermont Electric Company) filed a proposal to establish a New England Regional Transmission Organization (NERTO) in compliance with FERC's order. As proposed, NERTO would consist of the ISO and a newly formed for-profit independent transmission company (Northeast ITC). Pursuant to an RTO agreement, both entities would share the minimum required functions of an RTO set forth in the FERC order. The ISO would be primarily responsible for short-term reliability functions and Northeast ITC would operate (but not initially own) the transmission assets of the participating transmission owners, develop and administer a transmission tariff, and engage in transmission planning and expansion activities. NU would be a shareholder in Northeast ITC and would appoint a member of the board of directors. NU's voting interest would remain capped at five percent, consistent with the requirement of the FERC order, until a change in law or regulation that would permit NU to have an increased voting interest.

     The NERTO proposal will require changes to the existing NEPOOL arrangements. Proposals for such changes continue to be discussed in regional meetings. The NERTO proposal will also require changes to the NEPOOL tariff and NU's other transmission tariffs and agreements. Provided the NERTO proposal is approved, NU expects to file tariff changes later this year.

     Since NEPOOL established competitive wholesale markets in 1999, congestion costs (the cost of higher energy prices within the New England market due to transmission constraints) have grown steadily surpassing $150 million in total by year end 2000. The ISO New England made a filing at the FERC in March 2000 to implement a congestion management system (CMS) similar to those in use in the New York ISO and Pennsylvania - New Jersey - Maryland Interconnection.
CMS uses locational based pricing to assign costs to regional load zones, within New England. Individual load zones will experience higher or lower congestion costs as the CMS will replace the current practice of distributing and averaging congestion costs across all New England loads. The FERC's response to the ISO New England's CMS filing encouraged early implementation (less than a year); the ISO New England has indicated implementation will take 18 to 24 months. The current estimate for implementation of the CMS is during the first quarter of 2002.

                            REGULATED GAS OPERATIONS

     REGULATION

     Yankee Gas operates the largest natural gas distribution system in Connecticut as measured by number of customers and size of service territory. Total throughput (sales and transportation) for 2000 was 52.6 billion cubic feet. In 2000, total gas operating revenue of $345 million were comprised of the following: 48 percent residential; 28 percent commercial; 20 percent industrial, and; the remaining 4 percent other. Yankee Gas provides firm gas sales service to customers who require a continuous gas supply throughout the year, such as residential customers who rely on gas for their heating, hot water and cooking needs. Yankee Gas also provides interruptible gas sales service to certain commercial and industrial customers that have the capability to switch from natural gas to an alternative fuel on short notice. Yankee Gas can interrupt service to these customers during peak demand periods. Yankee Gas offers firm and interruptible transportation services to customers who purchase gas from sources other than Yankee Gas. In addition, Yankee Gas performs gas exchanges and capacity releases to marketers to reduce its overall gas expense.

     Although Yankee Gas is not subject to FERC jurisdiction, the FERC does regulate the interstate pipelines serving Yankee Gas' service territory. Yankee Gas, therefore, is directly and substantially affected by the FERC's policies and actions. Accordingly, Yankee Gas closely follows and, when appropriate, participates in proceedings before the FERC.

     Yankee Gas is subject to regulation by the DPUC, which, among other things, has jurisdiction over rates, accounting procedures, certain dispositions of property and plant, mergers and consolidations, issuances of securities, standards of service, management efficiency, and construction and operation of distribution, production and storage facilities.

     The DPUC may, after a special public hearing, order an interim rate decrease if it finds that Yankee Gas' ROE exceeds a reasonable rate of return and rates are more than just, reasonable and adequate as determined by the DPUC. The DPUC also is empowered to grant an interim rate increase under compelling circumstances.

     On August 9, 2000, Yankee Gas was ordered by the DPUC to file a rate application. This review of Yankee Gas' rates is required under Connecticut law because 4 years have passed since its last rate review. In accordance with the most recent schedule approved by the DPUC, Yankee Gas filed a cost of service study on February 14, 2001, which reflected a historical test year ending September 30, 2000. Yankee Gas has asked the DPUC to approve a schedule that would call for Yankee Gas to file a letter of intent in May 2001, and its full filing in July 2001.

                              NUCLEAR GENERATION

     GENERAL

     Certain NU system companies have ownership interests in four nuclear units, Millstone 1, 2 and 3 and Seabrook, and equity interests in four regional nuclear companies (the Yankee Companies) that separately own the Connecticut Yankee nuclear unit (CY), the Maine Yankee nuclear unit (MY), the Vermont Yankee nuclear unit (VY), and the Yankee Rowe nuclear unit (Yankee Rowe).
NU system companies operate Millstone 2 and 3 and Seabrook.  Yankee Rowe,
CY, MY, and Millstone 1 have been permanently removed from service.

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

     In 1996, one of the joint owners of Millstone 3, the Vermont Electric Generation and Transmission Cooperative, Inc. (VEG&T), filed for bankruptcy. The subsequent liquidation resulted in the offering of VEG&T's 0.35 percent share of Millstone 3 for sale to the joint owners of Millstone 3. None of the non-NU joint owners accepted the offer. The VEG&T ownership interest in Millstone 3 is included in the sale of the unit to Dominion.

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

                                  CL&P       PSNH      WMECO   NU system
Connecticut Yankee Atomic
 Power Company (CYAPC) ......     34.5%       5.0%      9.5%     49.0%
Maine Yankee Atomic Power
 Company (MYAPC) ............     12.0%       5.0%      3.0%     20.0%
Vermont Yankee Nuclear
 Power Corporation (VYNPC)...      9.5%       4.0%      2.5%     16.0%
Yankee Atomic Electric
 Company (YAEC)  ............     24.5%       7.0%      7.0%     38.5%

     In 1999, VYNPC agreed to sell its nuclear generating unit for $22 million to an unaffiliated company. Among other commitments, the acquiring company would have agreed to assume the obligation to decommission the unit after it is taken out of service, and the owners of VYNPC (including CL&P, WMECO and PSNH) agreed to fund their shares of the decommissioning costs up to a negotiated amount. Subsequent to the time that agreement was executed, the original proposed acquiring company has increased the price it agreed to pay and three other unaffiliated companies have indicated their interest in buying VYNPC's generating unit on terms that have not been disclosed. Participants in the Vermont regulatory proceeding, including VYNPC, have argued that it is most appropriate for the unit to be sold in an open auction proceeding. On
February 14, 2001, the Vermont Public Service Commission rejected the agreement to sell VY to the proposed purchaser. VYNPC is reviewing its options relating to VY, including the possibility of an auction. At present, CL&P, WMECO and PSNH expect that the unit will be sold, but the identity of the owner and the terms of sale, including price, future decommissioning obligations and future power purchase obligations, are not known.

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

     NUCLEAR PLANT PERFORMANCE

     MILLSTONE 3

     Millstone 3 has a license expiration date of November 25, 2025. In 2000, Millstone 3 operated at a capacity factor of virtually 100 percent. On February 3, 2001, Millstone 3 began a scheduled refueling outage and is expected to return to service during March 2001.

     MILLSTONE 2

     Millstone 2 has a license expiration date of July 31, 2015. Millstone 2 returned to service on June 1, 2000, following a 41 day outage, which began in April 2000, and achieved a 97.4 percent capacity factor from that date to December 31, 2000. For the full year 2000, Millstone 2 operated at a capacity factor of 82 percent.

     SEABROOK

     Seabrook has a license expiration date of October 17, 2026. In 2000, Seabrook operated at a capacity factor of 78 percent. After an extended 101-day refueling and maintenance outage due to repairs to an emergency diesel generator, Seabrook returned to service on January 29, 2001.

     VERMONT YANKEE

     VY has a license expiration date of March 21, 2012. In 2000, VY operated at a capacity factor of 99.2 percent.

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

     As a result of the Energy Policy Act, the United States commercial nuclear power industry is required to pay the United States Department of Energy (DOE), through a special assessment, for the costs of the decontamination and decommissioning of uranium enrichment plants owned by the United States government, no more than $150 million per annum for 15 years beginning in 1993. Each domestic nuclear utility's payment is based on its pro-rata share of all enrichment services received by the United States commercial nuclear power industry from the United States government through October 1992. Each year, the DOE adjusts the annual assessment using the Consumer Price Index. The Energy Policy Act provides that the assessments are to be treated as reasonable and necessary current costs of fuel, which costs shall be fully recoverable in rates in all jurisdictions. The NU system's remaining share to be recovered, assuming no escalation, is approximately $28.9 million as of December 31, 2000. Management believes that the DOE assessments against CL&P, WMECO, PSNH, and NAEC will be recoverable in future rates. Accordingly, each of these companies has recognized these costs as a regulatory asset, with a corresponding obligation on its balance sheet.

     In 1998, an action was initiated by the owners of Millstone in the U.S. Court of Federal Claims against the DOE regarding the special annual assessment that the DOE imposes on purchasers of enriched uranium to meet the future costs of decontaminating and decommissioning (D&D) government owned uranium enrichment facilities. Similar actions for Seabrook and CY were also filed. The lawsuits challenge the imposition of the D&D assessment on federal constitutional grounds, and are similar to actions filed by a number of other utilities against DOE. Proceedings in the Millstone, Seabrook and CY cases are stayed pending the final resolution of a similar claim brought against the DOE by MYAPC. In July 1999, the claims court dismissed MYAPC's complaint. MYAPC's appeal of this decision is pending before the court. As of December 31, 2000, the NU system companies had paid approximately $41.7 million into the fund.

     Nuclear fuel costs associated with nuclear plant operations include amounts for disposal of spent nuclear fuel. The NU system companies include in their nuclear fuel expense spent fuel disposal costs accepted by the DPUC, NHPUC and DTE in rate case or fuel adjustment decisions. Spent fuel disposal costs also are reflected in the FERC-approved wholesale charges.

     HIGH-LEVEL RADIOACTIVE WASTE

     The Nuclear Waste Policy Act of 1982 (NWPA) provides that the federal government is responsible for the permanent disposal of spent nuclear reactor fuel (SNF) and high-level waste. As required by the NWPA, electric utilities generating SNF and high-level waste are obligated to pay fees into a fund which would be used to cover the cost of siting, constructing, developing, and operating a permanent disposal facility for this waste. The NU system companies have been paying for such services for fuel burned on or after April 7, 1983, on a quarterly basis since July 1983. The DPUC, NHPUC and DTE permit the fee to be recovered through rates. For nuclear fuel used to generate electricity prior to April 7, 1983, payment must be made prior to the first delivery of spent fuel to the DOE. The DOE's current estimate for an available site is 2010.

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

     In 1998, YAEC, CYAPC and MYAPC filed separate complaints against the DOE in the U.S. Court of Federal Claims seeking monetary damages resulting from DOE's failure to accept spent nuclear fuel for disposal. In decisions later that year, the court found liability on the part of DOE to the companies for breach of the standard contract, based upon the DOE's failure to begin disposal of spent nuclear fuel. Further proceedings to determine damages owed to YAEC, CYAPC and MYAPC remain stayed by the court as a result of DOE's appeal of the liability decisions and related litigation involving other utilities.

     Until the federal government begins accepting nuclear waste for disposal, nuclear generating plants will need to retain high-level waste and spent fuel onsite or make some other provisions for their storage. With the addition of new storage racks, storage facilities for Millstone 3 are expected to be adequate for the current licensed life of the unit. With the implementation of currently planned modifications, the storage facilities for Millstone 2 are expected to be adequate (maintaining the capacity to accommodate a full-core discharge from the reactor) until 2005 Seabrook is expected to have spent fuel storage capacity until at least 2010.

     The VY spent fuel pool is expected to be able to accommodate full-core removal through 2004 as a result of the installation and licensing of new racks in January 2001. In 2003, VYNPC expects to install an additional rack which would provide for full core off-load capability through 2008.

     Adequate storage capacity exists to accommodate all of the SNF at Millstone 1, CY, MY, and Yankee Rowe until that fuel is removed by the DOE.

     LOW-LEVEL RADIOACTIVE WASTE

     The NU system currently has contracts to dispose of its low-level radioactive waste (LLRW) at two privately operated facilities in Clive, Utah, and in Barnwell, South Carolina. In July 2000, the Northeast Interstate Low Level Radioactive Waste Management Compact, consisting of Connecticut and New Jersey, accepted South Carolina as a new member and is now known as the Atlantic Compact. This arrangement entitles Millstone and CY access to Barnwell through their decommissioning. This arrangement may eventually exclude other nuclear plants from accessing Barnwell. As a contingency, the NU system has plans that will allow for onsite storage of LLRW for at least
5 years.

     DECOMMISSIONING

     Based upon the NU system's most recent comprehensive site-specific updates of the decommissioning costs for each of the three Millstone units and for Seabrook, the recommended decommissioning method continues to be immediate and complete dismantlement of those units as soon as practical after their retirement. The table below sets forth the estimated Millstone and Seabrook decommissioning costs for the NU system companies. The estimates are based on the latest site studies, stated in December 31, 2000, dollars.

                   CL&P       PSNH      WMECO      NAEC      NU system
                                     (Millions)

Millstone 1*    $  580.3     $ -       $136.1     $  -       $  716.4
Millstone 2        348.8       -         81.8        -          430.6
Millstone 3        343.1      18.4       79.3        -          440.8
Seabrook            23.8       -          -        210.8        234.6
                --------     -----     ------     ------     --------
  Total         $1,296.0     $18.4     $297.2     $210.8     $1,822.4
                ========     =====     ======     ======     ========

     *The costs shown include all of the billings associated with the funding of decommissioning, recovery of remaining assets and other closure costs associated with the early retirement of Millstone 1 as of December 31, 2000, which have been recorded as an obligation on the books of the NU system companies of which $74.4 million has been spent and reimbursed as of December 31, 2000.

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

     New Hampshire enacted a law in 1981 requiring the creation of a state-managed fund to finance decommissioning of any units in that state. NAEC's costs for decommissioning Seabrook are billed by it to PSNH and recovered by PSNH under the Rate Agreement. During April 1999, the Nuclear Decommissioning Finance Committee (NDFC) issued an order that adjusted the decommissioning collection period and funding levels. The NDFC's order concluded that Seabrook's anticipated energy producing life was 25 years from the date it went into commercial operation, and accordingly Seabrook will end its energy producing life in October 2015. This is 11 years earlier than the service life established by Seabrook's NRC operating license. The order also updated Seabrook's decommissioning estimate to $513 million (in 1998 dollars). In December 2000, the NDFC approved an updated decommissioning estimate of $585.9 million (in 2000 dollars). The cost of funding the decommissioning of Seabrook continues to be accrued over the expected remaining service life of the plant, as determined by the NDFC, and is included in depreciation expense. After commencement of competition, PSNH will recover decommissioning expenses as a stranded cost.

     As of December 31, 2000, the NU system recorded balances (at market) in its external decommissioning trust funds are as follows:

                   CL&P    PSNH     WMECO     NAEC   NU system
                                  (Millions)

   Millstone 1    $226.8   $ -     $ 62.5     $ -      $289.3
   Millstone 2     179.6     -       49.5       -       229.1
   Millstone 3     124.7    7.4      32.9       -       165.0
   Seabrook          5.8     -         -       50.8      56.6
                  ------   ----    ------     -----    ------
    Total         $536.9   $7.4    $144.9     $50.8    $740.0
                  ======   ====    ======     =====    ======

     Pursuant to NU's purchase and sale agreement (PSA) with Dominion for the sale of the Millstone units, upon the closing of the sale, which is expected to occur on or about April 2, 2001, the sellers are obligated to deliver to Dominion decommissioning funds in the amounts of $268.3 million for Unit 1, $253 million for Unit 2 and $244 million for Unit 3. With respect to Unit 3, the NU system companies are responsible for $178 million of the total amount to be turned over to Dominion. At that point, Dominion will assume full responsibility for decommissioning the three Millstone units, and NU shareholders, the NU system companies and their ratepayers will have no further obligation related to decommissioning. If the closing is delayed, the amount of decommissioning funds to be transferred to Dominion will be increased by 0.5 percent per month for each month of delay. Finally, the PSA requires that Unit 1 be turned over to Dominion in "cold and dark" condition. If it is not, the NU system companies have agreed to add to the decommissioning trust fund the necessary additional amount to place the unit in "cold and dark" condition. That amount, if any, is currently unknown, as it is expected that the unit will be turned over in a "cold and dark" condition.

     Pursuant to the PSNH Settlement Agreement, upon a successful sale of NAEC's share of Seabrook, the existing Seabrook Power Contracts between PSNH and NAEC will be terminated. However, subsequent to such sale, PSNH shall continue to be responsible for funding NAEC's former ownership share of its decommissioning liability, calculated on the basis of full funding by December 31, 2015, using an estimated decommissioning date of 2015, or as otherwise determined by the NDFC. PSNH may enter into a new contract to provide for the payment of Seabrook nuclear decommissioning costs, with full recovery of the costs of that contract to be recoverable from PSNH's customers. Under no circumstances will PSNH's customers have any responsibility for increases in decommissioning funding above the amount calculated based upon the payment schedule as of the sale date.

     In June 1999, NNECO filed with the NRC the Post-Shutdown Decommissioning Activities Report for Millstone 1. The total estimated decommissioning costs, which have been updated to reflect the early shutdown of the unit, are approximately $692 million as of December 31, 2000 ($560.5 million for CL&P and $131.5 million for WMECO).

     CYAPC, VYNPC and MYAPC are all collecting revenues for decommissioning from their power purchasers. The table below sets forth the NU system companies' estimated share of remaining decommissioning costs (and closure costs where applicable) of the Yankee units as of December 31, 2000. The estimates are based on the latest site studies. For information on the equity ownership of the NU system companies in each of the Yankee units and the proposed sale of VY, see "Nuclear Generation - General."

                         CL&P      PSNH    WMECO     NU system
                                     (Millions)

       VY              $ 42.9     $18.1    $11.3       $ 72.3
       CY*               93.5      13.5     25.8        132.8
       MY*               67.1      27.9     16.8        111.8
                       ------     -----    -----       ------
      Total            $203.5     $59.5    $53.9       $316.9
                       ======     =====    =====       ======

     *The costs shown include all of the expected future billings associated with the funding of decommissioning, recovery of remaining assets and other closure costs associated with the early retirement of Yankee Rowe, CY and MY as of December 31, 2000, which have been recorded as an obligation on the books of the NU system companies.

     As of December 31, 2000, the NU system's share of the external decommissioning trust fund balances (at market), which have been recorded on the books of the Yankee nuclear companies, is as follows:

                        CL&P      PSNH      WMECO    NU system
                                      (Millions)
     VY               $ 26.8     $11.3      $ 7.0      $ 45.1
     Yankee Rowe        36.8      10.5       10.5        57.8
     CY                 58.8       8.5       16.2        83.5
     MY                 18.7       7.8        4.7        31.2
                      ------     -----      -----      ------
      Total           $141.1     $38.1      $38.4      $217.6
                      ======     =====      =====      ======

     On July 26, 2000, the FERC issued a letter approving an April 7, 2000, settlement between CYAPC, the DPUC and the OCC on CY decommissioning. Significant terms of the settlement include (1) decommissioning collections of $16.7 million per year, fully funding decommissioning and spent fuel storage costs through 2023; (2) consolidation of the pre-1983 spent fuel trust into the decommissioning trust and lowering total decommissioning collections by $56 million over the next seven years; (3) a ROE rate of 6 percent with no refunds of prior decommissioning or ROE collections, and;
(4) an incentive/penalty mechanism for decommissioning. The effect of this settlement on CYAPC earnings is approximately $9.0 million, of which NU's share would be approximately $4.4 million.

     The settlement enabled the OCC to continue to argue that CYAPC was entitled to recover only costs directly related to decommission the plant, and may not recover remaining unamortized investment or any ROE, a position that had been denied by the FERC's administrative law judge. On September 28, 2000, the FERC issued an order confirming the ALJ's rejection of the OCC's argument, from which no further action has been taken.

     Effective January 1996, YAEC began billing its sponsors, including CL&P, WMECO and PSNH, amounts based on a revised decommissioning cost estimate approved by the FERC. Under the terms of its rate settlement agreement with the FERC, YAEC filed a revised decommissioning cost estimate, which was approved as of March 1, 2000. The YAEC filing assumes NRC license termination and completion of decommissioning activities by 2004. Billings to YAEC sponsor companies were completed in June 2000.

     In January 2001, NNECO filed a written notification with the NRC reporting that during a reconciliation and verification of Millstone spent nuclear fuel records, personnel concluded that the location of two full-length irradiated fuel rods could not be determined, and was not properly tracked in the records. The records reconciliation and verification effort is part of ongoing decommissioning activities at Millstone 1. NNECO reported that the two fuel rods are from the same fuel assembly, which was disassembled in 1972 for inspection, and were displaced from the fuel assembly in 1974. NNECO further reported that records indicate that in 1979 and 1980 the displaced rods were physically verified to be stored in a canister in the Millstone 1 spent fuel pool, and that the rods and canister are no longer in the spent fuel pool location documented in 1979 and 1980. NNECO's report indicated that records retrieved to date do not document the relocation or disposition of the two fuel rods.

     Due to the radiation levels associated with the fuel rods, NU believes that the two rods remain stored in the Millstone 1 spent fuel pool, or were shipped in a shielded cask to a facility licensed to accept radioactive material. NU's investigation into the location of the two fuel rods is ongoing.

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

     The Federal Oil Pollution Act of 1990 (OPA 90) sets out the requirements for facility response plans and periodic inspections of spill response equipment at facilities that can cause substantial harm to the environment by discharging oil or hazardous substances into the navigable waters of the United States and onto adjoining shorelines. The NU system companies are currently in compliance with the requirements of OPA 90. OPA 90 includes limits on the liability that may be imposed on persons deemed responsible for release of oil. The limits do not apply to oil spills caused by negligence or violation of laws or regulations. OPA 90 also does not preempt state laws regarding liability for oil spills. In general, the laws of the states in which the NU system owns facilities and through which the NU system transports oil could be interpreted to impose strict liability for the cost of remediating releases of oil and for damages caused by releases. The NU system currently carries general liability insurance in the total amount of $100 million annual coverage, which includes liability coverage for oil spills.

      AIR QUALITY REQUIREMENTS

     The Clean Air Act Amendments of 1990 (CAAA), as well as state laws in Connecticut, Massachusetts and New Hampshire, impose stringent requirements on emissions of sulfur dioxide (SO2) and nitrogen oxide (NOX) for the purpose of controlling acid rain and ground level ozone. In addition, the CAAA address the control of toxic air pollutants. Installation of continuous emissions monitors and expanded permitting provisions also are included. Compliance with CAAA requirements has cumulatively cost the NU system approximately $48 million as of December 31, 2000: $11 million for CL&P, $33 million for PSNH, $1 million for WMECO, and $3 million for HWP. In addition, PSNH expects to spend approximately $2 million a year for SO2 allowances.

     Further requirements for NOX reductions became effective in 1999. PSNH spent approximately $20 million for improvements at its Merrimack and Schiller Stations to meet these requirements. These costs were offset by the sale of $16 million of emission credits. Massachusetts and New Hampshire have proposed significant emission reduction requirements for power plants in those states. It is difficult to estimate the ultimate costs, since the proposals are not yet firm, but the total could be approximately $10 to 15 million over the next several years at Mt. Tom Station in Massachusetts. PSNH expects to divest the New Hampshire plants before the new requirements become effective. Following divestiture of the NU system's fossil units, these federal and state air quality regulations are not expected to have a material impact on the NU system companies.

     HAZARDOUS WASTE REGULATIONS

     As many other industrial companies have done in the past, the NU system companies disposed of residues from operations by depositing or burying such materials on-site or disposing of them at off-site landfills or facilities. Typical materials disposed of include coal gasification waste, fuel oils, gasoline, and other hazardous materials that might contain polychlorinated biphenyls. It has since been determined that deposited or buried wastes, under certain circumstances, could cause groundwater contamination or create other environmental risks. The NU system has recorded a liability for what it believes is, based upon currently available information, its estimated environmental remediation costs for waste disposal sites for which the NU system companies expect to bear legal liability, and continues to evaluate the environmental impact of its former disposal practices. Under federal and state law, government agencies and private parties can attempt to impose liability on NU system companies for such past disposal. At December 31, 2000, the liability recorded by the NU system for its estimated environmental remediation costs for known sites needing remediation, including those sites described below, exclusive of recoveries from insurance or from third parties, was approximately $82.3 million, representing 42 sites. This total includes liabilities recorded by Yankee Gas of $35 million. All cost estimates were made in accordance with generally accepted accounting principles where remediation costs are probable and reasonably estimable. These costs could be significantly higher if alternative remedies become necessary.

     Under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, commonly known as Superfund, the EPA has the authority to clean up or order the clean up of hazardous waste sites and to impose the clean up costs on parties deemed responsible for the hazardous waste activities on the sites. Responsible parties include the current owner of a site, past owners of a site at the time of waste disposal, waste transporters, and waste generators. The NU system currently is involved in three Superfund sites: one in New York, one in New Hampshire, and one in Kentucky, which could have a material impact on the NU system. The NU system has committed in the aggregate approximately $1.4 million to its share of the clean up of these sites.

      The greatest liabilities currently relate to former manufactured gas plant (MGP) facilities which represent the largest share of future clean up costs. These facilities were owned and operated by predecessor companies to the NU system from the mid-1800's to mid-1900's. Byproducts from the manufacture of gas using coal resulted in fuel oils, hydrocarbons, coal tar, metals and other waste products that may pose risks to human health and the environment. The NU system currently has partial or full ownership responsibilities at 27 former MGP sites. Of the total NU system liabilities, $67.9 million has been established to address future remediation costs at MGP sites.

     Other sites undergoing comprehensive investigations or remedial actions under state programs located in Connecticut, Massachusetts, New Hampshire or New Jersey include four former fuel oil releases, three landfills, three asbestos hazard abatement projects and five miscellaneous projects. To date, approximately $12.9 million has been established to address future remediation costs at these sites.

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

     The NU system companies currently hold FERC licenses for 12 hydroelectric projects aggregating approximately 1,411 MW of capacity, located in Connecticut, Massachusetts and New Hampshire. CL&P's and WMECO's 5 licenses with approximately 1,302 MW of capacity were transferred to NGC in March 2000. As part of the Settlement Agreement, PSNH has proposed to auction its 6 hydroelectric projects (totaling nine plants) with approximately 65 MW of capacity upon approval of the agreement.

     The original license for HWP's Holyoke Project expired in late 1999. In August 1999, the FERC issued a new 40-year license to HWP. HWP was the successful applicant in a contested license application proceeding for the project, winning over co-applicants, the City of Holyoke Gas & Electric Department, the Massachusetts Municipal Wholesale Electric Company and the Ashburnham Municipal Light Plant. HWP filed a motion for stay and motion for rehearing of the FERC's order, requesting that the FERC reconsider various aspects of the license, including mandatory Section 18 fishway prescriptions, bypass reach minimum flows and compliance schedules. Motions for rehearing of the FERC's order were also filed by various other parties. The FERC issued an order granting rehearing. HWP is awaiting further action by the FERC. In a separate but related proceeding, HWP filed an appeal of the state water quality certificate conditions and requested an adjudicatory hearing with the Massachusetts Department of Environmental Protection. A settlement agreement and revised water quality certificate were filed with the administrative law judge on February 9, 2001.

     NGC's FERC licenses for operation of the Falls Village and Housatonic hydroelectric projects expire in 2001. A license application, which proposed to combine both projects under one license, was submitted to the FERC in August 1999. A settlement has been reached with the Connecticut Department of Environmental Protection (DEP) on the Section 401 water certifications necessary for relicensing. The FERC has begun the process that delineates the items that it expects to review as part of its environmental assessment of the projects and the application for license. Public meetings and tours at the developments have been held and comments were filed by the public, agencies and applicant by the January 8, 2001, FERC deadline. No additional information requests have been received.

     PSNH's FERC license for the three dam Amoskeag project expires on December 31, 2005. PSNH filed a notice of intent to file for a new license on December 29, 2001.

     The FERC has issued a notice indicating that it has authority to order project licensees to decommission projects that are no longer economic to operate. The potential costs of decommissioning a project, however, could be substantial. The FERC has recently ordered its first project decommissioning under this authority. It is likely that this FERC decision will be appealed.

                                    EMPLOYEES

     As of December 31, 2000, the NU system companies had 9,260 employees on their payrolls, of which 2,057 were employed by CL&P, 1,227 by PSNH, 406 by WMECO, 410 by Yankee Gas, 110 by R. M. Services, 2 by HWP, 1,696 by NNECO, 2,044 by NUSCO, 782 by NAESCO, 104 by Select Energy, and 422 by HEC. NU, NAEC, Mode 1, NUEI, NGC, NGS, and SEPPI have no employees.

     On December 15, 2000, 498 employees of CL&P, PSNH, WMECO, HWP, NUSCO,
and Yankee Gas were offered a voluntary separation program (VSP).   There
were 361 employees who accepted the VSP and are expected to retire between March 1, 2001, and March 2002. Costs relating to the VSP will be reflected in the first quarter of 2001 results.

     Approximately 2,450 employees of CL&P, PSNH, WMECO, NAESCO, HWP, and Yankee Gas are covered by 15 union agreements, which expire between June 1, 2001, and October 1, 2003.


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

     CL&P's and PSNH's properties are subject to the lien of each company's respective first mortgage indenture. WMECO's properties are subject to the lien of its first mortgage indenture. NAEC's first mortgage bonds are secured by a lien on the Seabrook Interest described above, and all rights of NAEC under the Seabrook Power Contracts. In addition, CL&P's and WMECO's interests in Millstone 1 are subject to second liens for the benefit of lenders under agreements related to PCRBs. Also, CL&P and WMECO granted, as collateral, their second mortgage ownership interests in Millstone 2 and 3 that secure their borrowings under the new credit agreement. Various of these properties are also subject to minor encumbrances which do not substantially impair the usefulness of the properties to the owning company.

     The NU system companies' properties are well maintained and are in good operating condition.

     TRANSMISSION AND DISTRIBUTION SYSTEM

     At December 31, 2000, the NU system companies owned 103 transmission and 370 distribution substations that had an aggregate transformer capacity of 19,751,356 kilovoltamperes (kVa) and 8,957,289 kVa, respectively; 3,075 circuit miles of overhead transmission lines ranging from 69 kilovolt (kV) to 345 kV, and 196 cable miles of underground transmission lines ranging from 69 kV to 138 kV; 33,216 pole miles of overhead and 2,191 conduit bank miles of underground distribution lines; and 423,055 line transformers in service with an aggregate capacity of 18,268,000 kVa.

     ELECTRIC GENERATING PLANTS

     As of December 31, 2000, the electric generating plants of the NU system companies and the NU system companies' entitlement in the generating plant of the VYNPC were as follows (See "Item 1. Business - Nuclear Generation" for information on ownership and operating results for the year):

                                                                               Claimed
                                                                  Year       Capability*
Owner        Plant Name (Location)               Type          Installed     (kilowatts)
-----        --------------------                ----          ---------     -----------
CL&P         Millstone (Waterford, CT)
               Unit 2                           Nuclear           1975          706,543
               Unit 3                           Nuclear           1986          603,436
             Seabrook (Seabrook, NH)            Nuclear           1990           47,135
             VT Yankee (Vernon, VT)             Nuclear           1972           45,189
                                                                              ---------
             Total Nuclear-Steam Plants         ( 4 units)                    1,402,303
             Total Internal Combustion          ( 4 units)        1970          195,600
                                                                              ---------
             Total CL&P Generating Plant        ( 8 units)                    1,597,903
                                                                              =========

PSNH         Millstone (Waterford, CT)
               Unit 3                           Nuclear           1986           32,461
             VT Yankee (Vernon, VT)             Nuclear           1972           18,999
                                                                              ---------
             Total Nuclear-Steam Plants         ( 2 units)                       51,460
             Total Fossil-Steam Plants          ( 7 units)       1952-78        639,568
             Total Hydro-Conventional           (20 units)       1917-83         67,930
             Total Internal Combustion          ( 5 units)       1968-70        103,594
                                                                              ---------
             Total PSNH Generating Plant        (34 units)                      862,552
                                                                              =========

WMECO        Millstone (Waterford, CT)
               Unit 2                           Nuclear           1975          165,732
               Unit 3                           Nuclear           1986          139,519
             VT Yankee (Vernon, VT)             Nuclear           1972           11,904
                                                                              ---------
             Total Nuclear-Steam Plants         ( 3 units)                      317,155
             Total Hydro-Conventional           ( 3 units)        1930           33,960**
                                                                              ---------
             Total WMECO Generating Plant       ( 6 units)                      351,115
                                                                              =========

NAEC         Seabrook (Seabrook, NH)            Nuclear           1990          417,751
                                                                              =========

HWP          Mt. Tom (Holyoke, MA)              Fossil-Steam      1960          147,000
             Total Hydro-Conventional           (15 units)       1905-83         43,560
                                                                              ---------
             Total HWP Generating Plant         (16 units)                      190,560
                                                                              =========

NGC          Total Hydro-Conventional           (36 units)       1903-55        158,220
             Total Hydro-Pumped Storage         ( 7 units)       1928-73      1,151,350
             Tunnel (Preston, CT)               ( 1 unit)         1969           20,800
                                                                              ---------
             Total NGC Generating Plant         (44 units)                    1,330,370
                                                                              =========
NU system    Millstone (Waterford, CT)
               Unit 2                           Nuclear           1975          872,275
               Unit 3                           Nuclear           1986          775,416
             Seabrook (Seabrook, NH)            Nuclear           1990          464,886
             VT Yankee (Vernon, VT)             Nuclear           1972           76,092
                                                                              ---------
             Total Nuclear-Steam Plants         ( 4 units)                    2,188,669
             Total Fossil-Steam Plants          ( 8 units)       1952-78        786,568
             Total Hydro-Conventional           (74 units)       1903-83        303,670
             Total Hydro-Pumped Storage         ( 7 units)       1928-73      1,151,350
             Total Internal Combustion          (10 units)       1968-70        319,994
                                                                              ---------
             Total NU system Generating Plant
               Including Vermont Yankee         (103 units)                   4,750,251
                                                                              =========
               Excluding Vermont Yankee         (102 units)                   4,674,159
                                                                              =========

  * Claimed capability represents winter ratings as of December 31, 2000.

 ** Total Hydro-Conventional capability includes the Cobble Mtn. plant's
    33,960 kilowatts which is leased from the City of Springfield, MA.

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

     In addition to the right to provide electric transmission and distribution services as set forth above, the franchises of CL&P include, among others, limited rights and powers, as set forth in Title 16 of the Connecticut General Statutes and the special act of the General Assembly constituting its charter, to manufacture, generate, purchase and sell electricity at retail, including to provide standard offer, backup, and default service, to sell electricity at wholesale to other utility companies and municipalities and to erect and maintain certain facilities on public highways and grounds, all subject to such consents and approvals of public authority and others as may be required by law. The franchises of CL&P include the power of eminent domain.

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


ITEM 3.  LEGAL PROCEEDINGS

1. Connecticut Superior Court - Connecticut Attorney General Civil Lawsuit and Appeal

In 1997, the AG initiated a civil lawsuit, on behalf of the CDEP, in Connecticut Superior Court against NNECO and NUSCO for violations of the Millstone water discharge permit and Connecticut water discharge regulations. In 1998, the Superior Court approved a settlement between NNECO and the AG. The settlement required NNECO to pay a $700,000 civil penalty and expend $500,000 to fund three supplemental environmental projects. Additionally, the settlement requires NNECO to perform two environmental audits of its water compliance program, have a third-party review of the first NNECO audit and inform the CDEP of major changes to its environmental management system. The first audit and the third-party review have been completed. The second required water compliance audit by NNECO has been completed and the audit report was submitted to the CDEP for review on January 5, 2001.

An intervenor in the Superior Court proceeding appealed the settlement order. On July 27, 2000, the Connecticut Supreme Court ruled in favor of NNECO and NUSCO and affirmed the lower court's decision.

2.     Shareholder Securities Class Actions - Nuclear Matters

Consolidated Federal Court Actions:  Pursuant to a court order dated
October 1, 1997, the six class actions separately filed against NU in 1996 were consolidated for pre-trial and trial purposes. The actions are based on various federal securities law and common law theories alleging misrepresentations and omissions in public disclosures related to the NU system's nuclear problems, which resulted in extended outages at Millstone and impacted the financial condition of NU and certain of its subsidiaries. These complaints represent classes of plaintiffs who purchased or otherwise acquired NU common stock from March 1994 to April 1996.

The parties executed a settlement agreement and, on March 27, 2000, filed the agreement with the Federal court. On that date, the court also approved the form of the settlement notice to be sent to shareholder class members and set down a schedule for the mailing of the notice (May 10, 2000), the formal hearing to approve the settlement (July 24, 2000), and the date to file proof of claim forms (September 29, 2000). Any class member who wished to object to or opt-out of the settlement was required to do so in writing by July 5, 2000. On July 24, 2000, the court entered an Order approving the settlement which provides for the dismissal of Stepak v. NU et al, a related state court action. The time to take an appeal has expired and the judgment is final.

3.     Merger-Related Shareholder Lawsuits

On October 13, 1999, and October 19, 1999, virtually identical complaints were filed in the Supreme Court of New York against NU and its Board of Trustees. Both complaints purport to be "class action complaints" and allege that the trustees have breached their fiduciary duties to the plaintiffs and other members of the class by not (i) obtaining the best price for NU's assets and businesses and (ii) entrenching themselves and their corporate offices. The plaintiffs seek equitable relief, including an order that the trustees maximize shareholder value and award attorneys fees. The cases are now pending in state court in New York and have been inactive during the pendency of the Federal action referred to below.

An additional action was brought in Federal court in New York by the plaintiffs in the shareholder state court actions, alleging that NU, Con Edison and NU's Trustees have, in addition to violating fiduciary duties, violated Section 14(a) of the Exchange Act by filing a joint proxy statement that fails to disclose material information about the Indian Point nuclear generating plant.

To avoid a preliminary injunction proceeding and the possibility of the cancellation of the April 14, 2000, shareholders' vote to approve the merger, Con Edison and NU agreed to send a supplement to the proxy to the Companies' shareholders addressing recent developments concerning Indian Point.

At a status conference on November 3, 2000, in the Federal case, a tentative settlement agreement was reached by which a class would be certified, counsel fees would be paid by Con Edison and the Section 14(a) claim would be dismissed with prejudice. The parties executed the settlement agreement which was submitted to the Court, for approval, at the status conference on March 16, 2001. At the conference, the Court, as a result of the termination of the merger agreement, dismissed the fiduciary duty claims without prejudice, and scheduled a hearing for approval of the settlement for July 13, 2001. Notice of the hearing will be sent to shareholders on or about May 17, 2001.

After dismissal of the Federal action, the trustees will move to dismiss the state court actions, without prejudice, because the issues raised therein are moot.

4.     Con Edison/NU Merger Appeals and Related Litigation

On October 19, 2000, the DPUC issued a decision (the October Decision) in Docket No. 00-01-11, Joint Application of Con Edison and NU for Approval of Change of Control, approving with conditions the merger of Con Edison and NU. Subsequent to the October Decision, the AG, the OCC and Con Edison and NU (collectively, the Applicants) filed separate petitions for reconsideration. In a decision dated November 22, 2000 (the November Decision), the DPUC rejected the petitions for reconsideration of the AG and the OCC. The DPUC granted in part and rejected in part the Applicants' petition for reconsideration, and ordered a portion of the modifications that the Applicants had requested.

On December 4, 2000, the AG appealed the November Decision to the Connecticut Superior Court. On December 6, 2000, the OCC appealed the October Decision to the Superior Court. The appeals are pending. On February 13, 2001, the AG and the OCC filed motions to stay the DPUC's approval, intended to prevent the merger from being consummated prior to the court's determination of the appeal. On February 14, 2001, NU, Con Edison and the DPUC filed motions to dismiss the appeals. A status conference was held on February 23, 2001, at which the court established a briefing and argument schedule for the motions for stay and motions to dismiss. On March 8, 2001, as a result of the events leading to the lawsuits described below, NU filed a motion with the court to suspend the briefing and argument schedule in the appeals. That motion was granted by the court on March 9, 2001.

On March 6, 2001, Con Edison filed suit in the U.S. District Court for the Southern District seeking a declaratory judgment that NU had failed to satisfy conditions precedent under the merger agreement and that Con Edison had no further obligations under the merger agreement. On March 12, 2001, NU filed suit in the U.S. District Court for the Southern District seeking substantial monetary damages against Con Edison arising out of Con Edison's material breach of the merger agreement.

For further information on the events leading to these lawsuits, see "Part I,
Item 1. Business - Mergers and Acquisitions."

5.     Connecticut Superior Court - Fish Unlimited Lawsuits

In March 1999, certain parties brought a civil suit in Connecticut Superior Court against NNECO and NUSCO seeking a temporary and a permanent injunction to prevent the restart of Millstone 2 until a fish return system and cooling tower are installed. In April 1999, the Superior Court issued a temporary restraining order (TRO) to prevent NNECO from starting up Millstone 2 until it ruled on the temporary injunction issue. In May 1999, the court dissolved the TRO and denied the applications for both temporary and permanent injunctions. The plaintiffs appealed this decision. In July 2000, the Connecticut Supreme Court ruled in favor of NNECO and NUSCO, holding that it did not have jurisdiction to consider the plaintiffs' claims for injunctive relief. The Supreme Court vacated the prior judgment and remanded the case to the trial court with direction to dismiss the action. Fish Unlimited's motion seeking reconsideration has been denied by the Supreme Court.

In July 1999, the Connecticut Superior Court granted NNECO's and NUSCO's motion to dismiss an additional lawsuit that was filed by certain plaintiffs in June 1999, challenging the validity of Millstone's water discharge permit. Millstone's NPDES permit is currently under review for renewal, but both
NNECO and CDEP contend that the existing NPDES permit is valid. The plaintiffs appealed the court's decision, and on July 24, 2000, the Connecticut Supreme Court ruled in favor of NNECO and NUSCO and affirmed the trial court's decision.

6.     Millstone 3 - Damage to Fish Population Lawsuits

On April 20, 2000, two lawsuits were filed in Connecticut Superior Court against NNECO and NUSCO seeking to enjoin operations at Millstone due to alleged damage caused to the winter flounder population in the Niantic River and Long Island Sound. The first action, brought by certain citizens groups, sought a temporary injunction to suspend Millstone 3 operations through the second week of June 2000. On August 30, 2000, NNECO filed a motion to dismiss on the grounds that the plaintiffs failed to exhaust their administrative remedies before resorting to the court. The motion also contended that the action should be dismissed as moot since plaintiffs only sought to enjoin the operation of Millstone 3 through June 2000. On October 16, 2000, NNECO's motion to dismiss this action was granted.

The second action, brought by two fishermen, alleges two counts: common law nuisance and tortuous interference with a business expectancy. The suit alleges that Millstone has engaged in various actions, including entrainment of winter flounder, that have caused the two fishermen to suffer damages.
The suit seeks, among other claims of relief, temporary and permanent injunctions to suspend Millstone operations during the winter flounder spawning season, conversion of Millstone to a close-cooling system or, in the alternative, permanent shutdown and compensatory and punitive damages. A motion to strike both counts of the plaintiffs' complaint was filed on July 31, 2000. On December 22, 2000, NNECO's motion to strike was denied. NNECO is now proceeding with discovery.

On April 26, 2000, another lawsuit was filed in Hartford Superior Court against NUSCO, NNECO and the Commissioner of the CDEP challenging the validity of previously issued CDEP emergency and temporary authorizations allowing Millstone to discharge wastewater not expressly authorized by the facility's NPDES permit. The suit sought a temporary and permanent injunction against operations at Millstone 1, 2 and 3. On August 30, 2000, NNECO filed a motion to dismiss, and on October 16, 2000, NNECO's motion was granted. Plaintiffs have since filed an appeal, which remains pending, with the Connecticut Appellate Court.

7.     Sale of Millstone to Dominion Nuclear Connecticut, Inc.

On February 20, 2001, the CCAM filed in Connecticut Superior Court an appeal of the DPUC's decision approving the sale of Millstone to Dominion. CCAM alleges that the final decision violates the Connecticut general statues on multiple grounds and requests that the decision be reversed and vacated. On March 2, 2001, CCAM filed a motion to stay, which was heard by the court on March 12, 2001. The parties are awaiting a decision from the court on the motion.

On March 8, 2001, CCAM and other parties also filed a lawsuit in Connecticut Superior Court against the CDEP, NNECO and Dominion challenging (1) the validity of Millstone's NPDES permit (Permit) and a previously issued CDEP emergency authorization allowing Millstone to discharge wastewater not expressly authorized by the facility's Permit, and (2) CDEP's authority to transfer both Millstone's Permit and emergency authorization to Dominion.

The lawsuit seeks to declare both the Permit declaratory and emergency authorization invalid and to enjoin continued power operation at Millstone and the transfer of NNECO's Permit and emergency authorization to Dominion. The plaintiffs have applied for a TRO which seeks to enjoin CDEP from transferring both the permit and emergency authorization to Dominion prior to a full hearing. NNECO has filed a Motion to Dismiss and a memorandum in opposition to CCAM's request for a TRO. On March 21, 2001, this matter was transferred to the Superior Court's complex litigation docket.

On March 12, 2001, the Millstone Station Employees Association filed in Connecticut Superior Court a request for a stay of the DPUC's approval of the sale of Millstone pending resolution of certain employee pension issues. The DPUC and CL&P have moved to dismiss the stay request on various grounds. No hearing date has been established.

For further information on the sale of the Millstone units, see "Item 1. Business - Rates and Electric Industry Restructuring" and "Nuclear Generation."

8.     Other Legal Proceedings

The following sections of "Item 1. Business" discuss additional legal proceedings: See "Rates and Electric Industry Restructuring" for information about various state restructuring proceedings and civil lawsuits related thereto; "Regulated Electric Operations" and "Regulated Gas Operations" for information about proceedings relating to power, transmission and pricing issues; "Nuclear Generation" and "Nuclear Plant Performance" for information related to nuclear plant performance, nuclear fuel enrichment pricing, high-level and LLRW disposal, decommissioning matters, and NRC regulation, and; "Other Regulatory and Environmental Matters" for information about proceedings involving surface water and air quality, toxic substances and hazardous waste, electric and magnetic fields, licensing of hydroelectric projects, and other matters.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No event that would be described in response to this item occurred with respect to NU, CL&P, PSNH, WMECO, or NAEC.


                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

     NU. The common shares of NU are listed on the New York Stock Exchange. The ticker symbol is "NU," although it is frequently presented as "Noeast Util" and/or "NE Util" in various financial publications. The high and low sales prices for the past two years, by quarters, are shown below.

     Year     Quarter       High          Low
     ----     -------       ----          ---

     2000     First       $21.5000     $18.0000
              Second       23.1250      20.8125
              Third        23.9600      21.5000
              Fourth       24.5600      18.2500

     1999     First       $16.4375     $13.7500
              Second       18.3125      13.5625
              Third        19.0000      17.3750
              Fourth       22.0000      17.7500

     As of January 31, 2001, there were 79,709 common shareholders of record of NU. As of the same date, there were a total of 148,772,670 common shares issued, including 4,913,146 unallocated ESOP shares held in the ESOP trust.

     On January 11, 2000, the NU Board of Trustees approved the payment of a 10 cent per share dividend, payable on March 31, 2000, to shareholders of record as of March 1, 2000. The record date for this dividend was changed on January 31, 2000 to March 6, 2000, to provide Yankee shareholders who received NU common shares the opportunity to receive the dividend following the Yankee merger.

     On April 12, 2000, the NU Board of Trustees approved the payment of a 10 cent per share dividend, payable on June 30, 2000, to shareholders of record as of June 1, 2000.

     On July 11, 2000, the NU Board of Trustees approved the payment of a 10 cent per share dividend, payable on September 29, 2000, to shareholders of record as of September 1, 2000.

     On October 10, 2000, the NU Board of Trustees approved the payment of a 10 cent per share dividend, payable on December 29, 2000, to shareholders of record as of December 1, 2000.

     On September 14, 1999, the NU Board of Trustees approved the payment of NU's first common share dividend since March 1997. NU paid a 10 cent per share dividend on December 30, 1999, to shareholders of record as of December 1, 1999.

     Information with respect to dividend restrictions for NU and its subsidiaries is contained in Item 1. Business under the caption "Financing Program - Financing Limitations" and in Note (b) to the "Consolidated Statements of Shareholders' Equity" on page F-26 of this document.

     CL&P, PSNH, WMECO, and NAEC. The information required by this item is not applicable because the common stock of CL&P, PSNH, WMECO, and NAEC is held solely by NU.

ITEM 6.  SELECTED FINANCIAL DATA

     NU. Reference is made to information under the heading "Selected Consolidated Financial Data" contained on page F-67 of this document.

     CL&P. Reference is made to information under the heading "Selected Consolidated Financial Data" contained on page 41 of CL&P's 2000 Annual Report, which information is incorporated herein by reference.

     PSNH. Reference is made to information under the heading "Selected Financial Data" contained on page 38 of PSNH's 2000 Annual Report, which information is incorporated herein by reference.

     WMECO. Reference is made to information under the heading "Selected Consolidated Financial Data" contained on page 37 of WMECO's 2000 Annual Report, which information is incorporated herein by reference.

     NAEC. Reference is made to information under the heading "Selected Financial Data" contained on page 27 of NAEC's 2000 Annual Report, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; AND

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     NU. Reference is made to information under the heading "Management's Discussion and Analysis and Results of Operations" contained on pages F-1 through F-18 of this document.

     CL&P. Reference is made to information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 1 through 11 in CL&P's 2000 Annual Report, which information is incorporated herein by reference.

     PSNH. Reference is made to information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 1 through 9 in PSNH's 2000 Annual Report, which information is incorporated herein by reference.

     WMECO. Reference is made to information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 1 through 9 in WMECO's 2000 Annual Report, which information is incorporated herein by reference.

     NAEC. Reference is made to information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 1 through 7 in NAEC's 2000 Annual Report, which information is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     NU. Reference is made to information under the headings "Company Report," "Report of Independent Public Accountants," "Consolidated Statements of Income," "Consolidated Statements of Comprehensive Income," "Consolidated Balance Sheets," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows," "Consolidated Statements of Capitalization," "Consolidated Statements of Income Taxes," "Notes to Consolidated Financial Statements," and "Consolidated Statements of Quarterly Financial Data" contained on pages F-19 through F-65 of this document.

     CL&P. Reference is made to information under the headings "Report of Independent Public Accountants," "Consolidated Statements of Income," "Consolidated Statements of Comprehensive Income," "Consolidated Balance Sheets," "Consolidated Statements of Common Stockholder's Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Consolidated Quarterly Financial Data" contained on pages 12 through 41 in CL&P's 2000 Annual Report, which information is incorporated herein by reference.

     PSNH. Reference is made to information under the headings "Report of Independent Public Accountants," "Statements of Income," "Statements of Comprehensive Income," "Balance Sheets," "Statements of Common Stockholder's Equity," "Statements of Cash Flows," "Notes to Financial Statements," and "Quarterly Financial Data" contained on pages 10 through 38 in PSNH's 2000 Annual Report, which information is incorporated herein by reference.

     WMECO. Reference is made to information under the headings "Report of Independent Public Accountants," "Consolidated Statements of Income," "Consolidated Statements of Comprehensive Income," "Consolidated Balance Sheets," "Consolidated Statements of Common Stockholder's Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Consolidated Quarterly Financial Data" contained on pages 10 through 37 in WMECO's 2000 Annual Report, which information is incorporated herein by reference.

     NAEC. Reference is made to information under the headings "Report of Independent Public Accountants," "Statements of Income," "Balance Sheets," "Statements of Common Stockholder's Equity," "Statements of Cash Flows," "Notes to Financial Statements," and "Quarterly Financial Data" contained on pages 8 through 27 in NAEC's 2000 Annual Report, which information is incorporated herein by reference.

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


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

NU.

                                                          First         First
                             Positions                   Elected       Elected
         Name                   Held                    an Officer    a Trustee
-----------------------      ---------                  ----------    ---------

Cotton M. Cleveland          T                             n/a        06/23/92
Sanford Cloud, Jr.           T                             n/a        05/09/00
William F. Conway            T                             n/a        06/17/97
E. Gail de Planque           T                             n/a        10/01/95
John H. Forsgren             EVP, CFO                    02/01/96     05/09/00
Raymond L. Golden            T                             n/a        05/11/99
Cheryl W. Grise              SVP, SEC, GC                06/01/91        n/a
Elizabeth T. Kennan          T                             n/a        01/22/80
Bruce D. Kenyon              P                           09/03/96        n/a
Hugh C. MacKenzie (1)        P                           07/01/88        n/a
Michael G. Morris            CHB, P, CEO, T              08/19/97     08/19/97
Emery G. Olcott              T                             n/a        05/09/00
William J. Pape II           T                             n/a        04/23/74
Robert E. Patricelli         T                             n/a        05/25/93
Gary D. Simon                OTH                         04/15/98        n/a
John F. Swope                T                             n/a        06/23/92
Lisa J. Thibdaue             OTH                         01/01/98        n/a
John F. Turner               T                             n/a        05/23/95

CL&P.

                                                          First        First
                             Positions                   Elected      Elected
         Name                   Held                    an Officer   a Director
-----------------------      ---------                  ----------   ----------

David H. Boguslawski         VP, D                       09/09/96     06/30/99
John H. Forsgren (2)         OTH                         02/10/96       n/a
Cheryl W. Grise (2)          OTH                         06/01/91       n/a
Bruce D. Kenyon (2)          OTH                         09/03/96       n/a
Hugh C. MacKenzie (1)        P, D                        07/01/88     06/06/90
Michael G. Morris (2)        OTH                         08/19/97       n/a
Rodney O. Powell             VP, D                       10/18/98     06/30/99
Lisa J. Thibdaue (2)         OTH                         01/01/98       n/a


PSNH.

                                                          First        First
                             Positions                   Elected      Elected
         Name                   Held                    an Officer   a Director
-----------------------      ---------                  ----------   ----------

David H. Boguslawski         VP, D                       06/05/92     06/30/99
John C. Collins              D                              n/a       10/19/92
John H. Forsgren (2)         OTH, D                      02/01/96     08/05/96
Cheryl W. Grise (2)          OTH                         07/31/98        n/a
Bruce D. Kenyon (2)          OTH                         09/03/96        n/a
Gerald Letendre              D                              n/a       10/19/92
Gary A. Long                 P, COO, D                   01/01/94     07/01/00
Hugh C. MacKenzie (1)(2)     OTH, D                      02/01/96     02/01/94
Michael G. Morris            CH, D                       08/19/97     08/19/97
Jane E. Newman               D                             n/a        10/19/92
Lisa J. Thibdaue (2)         OTH                         01/01/98        n/a


WMECO.

                                                          First        First
                             Positions                   Elected      Elected
         Name                   Held                    an Officer   a Director
-----------------------      ---------                  ----------   ----------

David H. Boguslawski          VP, D                      09/09/96     06/30/99
James E. Byrne                 D                            n/a       09/17/99
John H. Forsgren (2)          OTH, D                     02/01/96     06/10/96
Cheryl W. Grise (2)           OTH                        06/01/91        n/a
Bruce D. Kenyon (2)           OTH                        09/03/96        n/a
Kerry J. Kuhlman              P, COO, D                  10/18/98     04/01/99
Hugh C. MacKenzie (1)(2)      OTH, D                     07/01/88     06/06/90
Paul J. McDonald              D                             n/a       09/17/99
Michael G. Morris             CH, CEO, D                 08/19/97     08/19/97
Melinda M. Phelps             D                             n/a       09/17/99
Lisa J. Thibdaue (2)          OTH                         01/01/98       n/a

NAEC.

                                                          First        First
                             Positions                   Elected      Elected
         Name                   Held                    an Officer   a Director
-----------------------      ---------                  ----------   ----------

William A. DiProfio (3)      D                              n/a       06/30/99
Ted C. Feigenbaum            EVP, CNO, D                 10/21/91     06/30/99
John H. Forsgren (2)         OTH                         02/01/96        n/a
George R. Gram II            D                              n/a       02/02/01
Cheryl W. Grise (2)          OTH                         10/21/91        n/a
Bruce D. Kenyon              P, CEO, D                   09/03/96     09/03/96
Michael G. Morris (2)        OTH                         08/19/97        n/a


1.  Mr. MacKenzie retired effective January 1, 2001.
2. Executive Officers of Registrant because of policy-making functions for NU system.
3.  Mr. DiProfio retired effective February 1, 2001.


Key:
CEO  -  Chief Executive Officer          OTH  -  Executive Officer of
CFO  -  Chief Financial Officer                  Registrant because of policy-
CH   -  Chairman                                 making functions for NU system
CHB  -  Chairman of the Board            P    -  President
CNO  -  Chief Nuclear Officer            SEC  -  Secretary
COO  -  Chief Operating Officer          SVP  -  Senior Vice President
D    -  Director                         T    -  Trustee
EVP  -  Executive Vice President         VP   -  Vice President
GC   -  General Counsel

          Name              Age   Business Experience During Past 5 Years
-------------------------   ---   ---------------------------------------

David H. Boguslawski         46   Vice President-Energy Delivery of CL&P, PSNH
                                  and WMECO, since 1996; previously Vice
                                  President-Customer Operations of PSNH from
                                  1994 to 1996 and Vice President-Marketing of
                                  PSNH from 1992 to 1994.

James E. Byrne               46   Partner, Finneran, Byrne & Dreshsler, L.L.P.,
                                  since 1982.

Cotton M. Cleveland (1)      48   President of Mather Associates, New London,
                                  New Hampshire (a firm specializing in
                                  leadership and organizational development for corporate and non-profit organizations).
                                  From 1991 until 1998, founding Executive
                                  Director of Leadership New Hampshire.

Sanford Cloud, Jr. (2)       56   President and Chief Executive Officer of The
                                  National Conference for Community and
                                  Justice, New York, New York.  From 1993 to
                                  1994, he was a partner in the law firm of Robinson and Cole, Hartford, Connecticut.
                                  Previously Vice President of Aetna Life and
                                  Casualty Company and served for two terms as a state senator of Connecticut.

John C. Collins (3)          55   Chief Executive Officer, Dartmouth-Hitchcock
                                  Clinic, Dartmouth-Hitchcock Medical Center since 1977.

William F. Conway (4)        70   President of William F. Conway & Associates,
                                  Inc., Scottsdale, Arizona (a management
                                  consulting firm to the nuclear power
                                  industry).  From 1989 to 1994 (retired July
                                  1994), he was Executive Vice President-
                                  Nuclear of Arizona Public Service Company,
                                  Phoenix, Arizona.  Previously, he was Senior
                                  Vice President of Nuclear Operations at
                                  Florida Power & Light Company, Juno Beach,
                                  Florida.

E. Gail de Planque (5)       56   President, Strategy Matters, Inc., and
                                  Director Energy Strategies Consultancy, Ltd.
                                  From 1991 to 1995, Dr. de Planque was a
                                  Commissioner with the United States NRC.  In
                                  1967, Dr. de Planque joined the Health and Safety Laboratory of the United States Atomic
                                  Energy Commission.  She served at the
                                  Laboratory, now known as the Environmental
                                  Measurements Laboratory, until December 1991, as Deputy Director beginning in 1982 and as Director in 1987.

William A. DiProfio          58   Retired February 1, 2001.  Seabrook Station
                                  Director, NAESCO from 1992 to 2000.

Ted C. Feigenbaum (6)        50   Executive Vice President and Chief Nuclear
                                  Officer of NAEC since February, 1996;
                                  previously Senior Vice President of NAEC since 1991; Senior Vice President and Chief
                                  Nuclear Officer of PSNH from June 1992 to
                                  August 1992; President and Chief Executive
                                  Officer-New Hampshire Yankee Division of PSNH from 1990 to 1992 and Chief Nuclear
                                  Production Officer of PSNH from 1990 to 1992.

John H. Forsgren (7)         54   Executive Vice President and Chief Financial
                                  Officer of NU since February 1996;
                                  previously Executive Vice President and Chief
                                  Financial Officer of CL&P, PSNH, WMECO and
                                  NAEC from February 1996 to June 1999;
                                  Managing Director of the Chase Manhattan Bank from 1995 to 1996 and Senior Vice President of The Walt Disney Company from 1990 to 1994.

Raymond L. Golden (8)        63   Independent Consultant.  Previously served as
                                  Chairman Emeritus of BT Wolfensohn, New York,
                                  New York, a business unit of BT Alex Brown
                                  Incorporated.  From August 1996 to December
                                  1997, he was Chairman of BT Wolfensohn.
                                  Prior to that, he served as President of Wolfensohn & Company.

George W. Gram II            52   Director - Support Services, Seabrook
                                  Station, NAESCO since December 1999;
                                  Previously Director - Site Support from March
                                  1999 to December 1999; and Executive Director of Support Services from 1991 to 1999.

Cheryl W. Grise              48   Senior Vice President, Secretary and General
                                  Counsel of NU since July 1998; previously
                                  Senior Vice President, Secretary and General
                                  Counsel of CL&P, PSNH and NAEC and Senior
                                  Vice President, Secretary, Assistant Clerk and General Counsel of WMECO from July 1998 to June 1999; Senior Vice President and Chief
                                  Administrative Officer of CL&P, PSNH and
                                  NAEC, and Senior Vice President of WMECO from
                                  1995 to 1998; Senior Vice President-Human
                                  Resources and Administrative Services of
                                  CL&P, WMECO and NAEC from 1994 to 1995 and
                                  Vice President-Human Resources of CL&P, WMECO and NAEC from 1992 to 1994.

Elizabeth T. Kennan (9)      62   President Emeritus of Mount Holyoke College,
                                  South Hadley, Massachusetts.  Previously
                                  President of Mount Holyoke College.

Bruce D. Kenyon (10)         58   President and Chief Executive Officer of NAEC
                                  since September 1996 and President-Generation
                                  Group of NU since March 1999; previously
                                  President-Generation Group of CL&P, PSNH and
                                  WMECO from March 1999 to June 1999;
                                  President-Nuclear Group of NU, CL&P, PSNH and
                                  WMECO from September 1996 to March 1999;
                                  President and Chief Operating Officer of
                                  South Carolina Electric and Gas Company from
                                  1990 to 1996.

Kerry J. Kuhlman             50   President and Chief Operating Officer of
                                  WMECO since April 1999; previously Vice
                                  President-Customer Operations of WMECO from
                                  October 1998 to April 1999; Vice President-
                                  Central Region of CL&P from August 1997 to
                                  October 1998; and Vice President-Eastern
                                  Region of CL&P from July 1994 to August 1997.

Gerald Letendre (11)         59   President, Diamond Casting & Machine Co.,
                                  Inc. since 1972.

Gary A. Long                 49   President and Chief Operating Officer of
                                  PSNH since July 1, 2000; previously Senior
                                  Vice President-PSNH from February 2000
                                  through June 2000 and Vice President-
                                  Customer Service and Economic Development of
                                  PSNH from January 1994 to February 2000.

Hugh C. MacKenzie            58   Retired January 1, 2001; Previously President
                                  - Retail Business Group of NU from February
                                  1996 and President of CL&P from January 1994 through December 2000; previously President of WMECO from January 1994 to April 1999;
                                  Senior Vice President-Customer Service
                                  Operations of CL&P and WMECO from 1990 to 1994.

Paul J. McDonald (12)        57   Advisor to the Board of Directors, Friendly
                                  Ice Cream Corporation since January 2000;
                                  previously Senior Executive Vice President and Chief Financial Officer, Friendly Ice
                                  Cream Corporation, from 1986 to 1999.

Michael G. Morris (13)       54   Chairman of the Board, President and Chief
                                  Executive Officer of NU, Chairman and Chief
                                  Executive Officer of PSNH since July 1,
                                  2000, and Chairman of WMECO since August
                                  1997; previously Chairman and Chief Executive
                                  Officer of PSNH from August 1997 to March
                                  2000, previously Chairman of CL&P and NAEC from August 1997 to June 1999; President and
                                  Chief Executive Officer of Consumers Power
                                  Company from 1994 to 1997 and Executive Vice
                                  President and Chief Operating Officer of
                                  Consumers Power Company from 1992 to 1994.

Jane E. Newman (14)          55   Executive Dean, Harvard University's John F.
                                  Kennedy School of Government since July
                                  2000; Previously Managing Director, The
                                  Commerce Group, LLC, a strategic
                                  communications company, from January 1999 to July 2000; Dean, Whittemore School of
                                  Business and Economics of the University of New Hampshire from January 1998 to January
                                  1999; Executive Vice President and Director,
                                  Exeter Trust Company from 1995 to 1997 and
                                  President, Coastal Broadcasting Corporation from 1992 to 1995.

Emery G. Olcott (15)         62   Chairman, President and Chief Executive
                                  Officer of Packard BioScience Company
                                  (f/k/a Canberra Industries Incorporated), provider of systems and reagents for the life science and genomics industries and radiation detection instrumentation for environmental monitoring and clean up.

William J. Pape II (16)      69   Publisher, Waterbury Republican-American,
                                  Waterbury, Connecticut (newspaper) and
                                  President of American-Republican, Inc.

Robert J. Patricelli (17)    61   Chairman, President and Chief Executive
                                  Officer of Women's Health USA, Inc. (provides women's health care services), and of Evolution Health, LLC (provides employee benefit services), both of Avon, Connecticut.
                                  He is also Chairman of AviaHealth, Inc.
                                  (provides internet applications to doctors and patients), of Farmington, Connecticut.
                                  From 1987 to 1997, he was Chairman, President and Chief Executive Officer of Value Health,
                                  Inc., Avon Connecticut.  Previously Executive
                                  Vice President of CIGNA Corporation and
                                  President of CIGNA's Affiliated Businesses
                                  Group. He has held various positions in the federal government, including White House
                                  Fellow in 1965; counsel to a United States
                                  Senate Subcommittee; Deputy Undersecretary of the Department of Health, Education and Welfare; and Administrator of the United
                                  States Urban Mass Transportation
                                  Administration.

Melinda M. Phelps            57   Partner, Buckley, Richardson & Gelinas, LLP
                                  since January 1, 2001 and Police
                                  Commissioner, City of Springfield,
                                  Massachusetts since 1998.  Previously Of
                                  Counsel to Buckley, Richardson & Gelinas,
                                  LLP, from May 2000 through December 2000;
                                  and Partner, Keyes and Donnellan, P.C.,
                                  from 1992 to 2000.

Rodney O. Powell             48   Vice President-Central Region of CL&P since
                                  October 1998; previously General Manager-
                                  Simsbury of CL&P from October 1997 to October
                                  1998; Manager-Regulatory Relations of NUSCO from December 1995 to October 1997 and Senior
                                  Customer Engineering and Marketing Services
                                  Consultant of NUSCO from January 1994 to
                                  December 1995.

Gary D. Simon (18)           52   Senior Vice President-Strategy and
                                  Development of NUSCO since April 1998.

John F. Swope (19)           62   Previously President and Chief Executive
                                  Officer, Public Broadcasting Service,
                                  Alexandria, Virginia from 1999 to March 1,
                                  2000. Retired in 1997 as of counsel to the law firm of Sheehan Phinney Bass & Green,
                                  Professional Association, Manchester, New
                                  Hampshire.  Previously President of Chubb
                                  Life Insurance Company of America, Concord,
                                  New Hampshire (retired December 1994).

Lisa J. Thibdaue             47   Vice President-Rates, Regulatory Affairs and
                                  Compliance of NUSCO since January 1998;
                                  previously Vice President-Rates, Regulatory
                                  Affairs and Compliance of CL&P, PSNH and
                                  WMECO from January 1998 to June 1999;
                                  Executive Director, Rates and Regulatory
                                  Affairs, Consumers Power Company from 1996 to 1998 and Director of Regulatory Affairs,
                                  Consumers Power Company from 1991 to 1996.

John F. Turner (20)          58   President and Chief Executive Officer of The
                                  Conservation Fund, Arlington, Virginia (a national nonprofit organization dedicated to land and water conservation and economic development). From 1989 to 1993, he was Director of the United States Fish &
                                  Wildlife Service in the United States
                                  Department of the Interior. He has also served as President of the Wyoming State
                                  Senate. A former Chairman of the Board of Directors of the Bank of Jackson Hole,
                                  Mr. Turner continues as a partner in the family ranch business in Wyoming.

 (1) Ms. Cleveland is a Director of The National Grange Mutual Insurance Company and of the Ledyard National Bank and serves on the Board of the New Hampshire Center for Public Policy. She is the moderator of the Town of New London, New Hampshire. She has served on the University System of New Hampshire Board of Trustees as Chair, Vice Chair and a member and served on the Bank of Ireland First Holdings Board of Directors from 1986 to 1996. She was formerly Co-Chair of the Governor's Commission on New Hampshire in the 21st Century and an Incorporator for the New Hampshire Charitable Foundation.

 (2) Mr. Cloud is a Director of The Advest Group, Incorporated and Tenet Healthcare Corporation and Chairman of the Board of Ironbridge Mezzanine Fund, L.P.

 (3) Mr. Collins is a Director of Blue Cross and Blue Shield of Vermont, Hamden Assurance Company Limited and the Business and Industry Association of New Hampshire.

 (4) Mr. Conway is a member of the American Nuclear Society. He served on the Board of Directors of the Nuclear Utilities Management and Resources Council and its Issues Management Committee. He has also served on the Research Advisory Committee of the Electric Power Research Institute and served as Chairman of its Nuclear Power Division Advisory Committee. A former Chairman of the ABB Combustion Engineering Owners Group Executive Committee, Mr. Conway currently serves on its Advanced Light Water Reactor Executive Advisory Committee. Having been a member of the Institute of Nuclear Power Operations (INPO) Board of Directors, he currently serves on INPO's Advisory Council and is a member of the Accrediting Board of its National Academy for Nuclear Training. Mr. Conway is a Director of First Energy Corporation and is Chairman of its Nuclear Committee. He also serves on the Nuclear Safety Review Board at several nuclear facilities.

 (5) Dr. de Planque is a Fellow and past President of the American Nuclear Society, a member of the National Academy of Engineering and the National Council on Radiation Protection and Measurements, a Director of British Nuclear Fuels, plc., a Director of British Nuclear Fuels, Inc. and President of the International Nuclear Societies Council. She is a member of the Texas Utilities Electric Operations Review Committee; the Diablo Canyon Independent Safety Committee; the External Advisory Committee; Amarillo National Resource Center for Plutonium; the visiting Committee for the Department of Nuclear Engineering, Massachusetts Institute of Technology; and a consultant to the United Nation's International Atomic Energy Agency.

 (6)  Mr. Feigenbaum is a Director of CYAPC, MYAPC, and VYAPC, and YAEC.

 (7) Mr. Forsgren is a Director of NEON and The Circle Trust Company and a member of the Board of Regents of Georgetown University.

 (8) Mr. Golden serves as a Trustee on the National Wildlife Federation Endowment and the Board of the Jewish Federation of Palm Beach County, Florida.

 (9) Dr. Kennan is a Director of The Putnam Funds and Talbots. She is a member of the Folger Shakespeare Library Committee and is Chairman of Cambus Kenneth Bloodstock, Inc.

(10)  Mr. Kenyon is a Trustee of Columbia College and Director of CYAPC.

(11) Mr. Letendre is a Director of the National Association of Manufacturers (Washington, DC).

(12) Mr. McDonald is a Director of CIGNA Investments Inc. and Polytainer's, LLC (Toronto, Canada).

(13) Mr. Morris is a Director of the Institute of Nuclear Power Operations, the Nuclear Energy Institute, the Edison Electric Institute, the Association of Edison Illuminating Companies, Nuclear Electric Insurance Limited, Connecticut Business & Industry Association, and the Webster Financial Corporation. Mr. Morris is also a Regent of Eastern Michigan University.

(14)  Ms. Newman is a Director of Citizens Advisors.

(15) Mr. Olcott is Vice Chairman and Trustee of the Loomis Chaffee School and serves on the Dean's Advisory Council for the Sloan School of Management at the Massachusetts Institute of Technology.

(16) Mr. Pape is a Director of Platt Bros. & Co. and Paper Delivery, Inc. He is a Trustee of the Connecticut Policy and Economic Council, Inc. and the Waterbury Y.M.C.A.

(17) Mr. Patricelli is a Director of Curagen Corporation, the Connecticut Business & Industry Association, and The Bushnell, and a Trustee of Wesleyan University.

(18)  Mr. Simon is a Director of NEON.

(19) Mr. Swope is a Director of the Public Broadcasting Service and PBS Enterprises and the New Hampshire Business Committee for the Arts. He is President of The Currier Gallery of Art and a Trustee of Tabor Academy.

(20) Mr. Turner is assisting schools of natural resources at the University of Wyoming, University of Michigan and Yale University with wildlife and land use projects. He is a member of the National Coal Council and a Director of Land Trust Alliance and National Wildlife Refuge Association.

     There are no family relationships between any director or executive officer and any other director or executive officer of NU, CL&P, PSNH, WMECO, or NAEC.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires Trustees and certain officers of NU and persons who beneficially own more than 10 percent of the outstanding common shares of NU to file reports of ownership and changes in ownership with the SEC and the New York Stock Exchange. Based on review of copies of such forms furnished to NU, or written representations that no Form 5 was required, NU believes that for the year ended December 31, 2000, all such reporting requirements were complied with in a timely manner except that Mr. Cloud failed to include on his Form 3 shares of NU acquired in the Yankee merger, and Mr. Pape failed to report until 2001, 800 shares of CL&P preferred stock acquired in 1994 by a privately-held corporation of which he is a 7.9 percent owner.

ITEM 11.  EXECUTIVE COMPENSATION

                                         SUMMARY COMPENSATION TABLE

     The following tables present the cash and non-cash compensation received by the Chief Executive
Officer and the next four highest paid executive officers of NU, CL&P, PSNH, WMECO, and NAEC, in accordance with rules of the SEC:
                                          Annual Compensation                              Long Term Compensation
                             --------------------------------------------                  ----------------------
                                                                                          Awards             Payouts

                                                                                            Securities
                                                                 Other        Restrict-     Underlying      Long Term      All
                                                                 Annual       ed Stock       Options/       Incentive      Other
                                                                Compensa-     Award(s)        Stock          Program      Compen-
    Name and                           Salary                    tion ($)       ($)        Appreciation      Payouts     sation ($)
Principal Position           Year       ($)        Bonus ($)    (Note 1)      (Note 2)       Rights (#)        ($)        (Note 3)
------------------           ----      ------      ---------    ---------     --------     ------------     ---------    ----------
Michael G. Morris            2000     830,770      1,200,000        -            -            140,000           -           27,326
Chairman of the
Board, President             1999     783,173      1,253,300      92,243      348,611         118,352           -           23,210
and Chief Executive
Officer                      1998     757,692        891,000     134,376      255,261          64,574           -           22,731

Bruce D. Kenyon              2000     504,616        475,000        -            -             20,000           -           16,274
President -
Generation Group             1999     500,000           -           -          77,690          20,804        462,500        15,000

                             1998     500,000        300,000        -            -             21,236           -           14,800

John H. Forsgren             2000     444,615        450,000        -            -             36,000           -            5,100
Executive Vice
President and                1999     429,904        400,000        -         122,682          32,852         87,003        12,888
Chief Financial
Officer                      1998     373,077           -           -            -             73,183           -          104,800

Hugh C. MacKenzie            2000     270,000        250,000        -            -             15,000           -            5,100
President - Retail
Business Group               1999     270,000        250,000        -          73,612          19,712           -          108,100

                             1998     270,000           -           -            -             15,496         42,972         7,500

Cheryl W. Grise              2000     279,616        290,000        -            -             23,000           -            8,795
Senior Vice
President,                   1999     244,712        250,000        -          73,612          19,712           -           82,247
Secretary and
General Counsel              1998     209,231           -           -            -             12,916         20,720         6,123
(in NU, CL&P, PSNH and
WMECO tables only)

Ted C. Feigenbaum            2000     261,539        145,000        -            -             12,000        216,200         8,198
Executive Vice
President and                1999     260,000        130,000        -          28,620           7,664         24,827         5,849
Chief Nuclear Officer
of NAEC                      1998     260,000         48,750        -          40,961          10,044         20,723         7,800
(in NAEC table only)


                                             OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                        Individual Grants                               Grant Date Value

                          Number of        % of Total
                          Securities      Options/SARs
                          Underlying       Granted to       Exercise or                    Grant Date
                         Options/SARs      Employees        Base Price       Expiration      Present
Name                     Granted (#)     in Fiscal Year       ($/sh)            Date        Value ($)
                           (Note 4)
----                     ------------    --------------     -----------      ----------    -----------
Michael G. Morris          140,000            22.1            18.4375         2/20/2010      1,027,600

Bruce D. Kenyon             20,000             3.2            18.4375         2/20/2010        146,800

John H. Forsgren            36,000             5.7            18.4375         2/20/2010        264,240

Hugh C. MacKenzie           15,000             2.4            18.4375         2/20/2010        110,100

Cheryl W. Grise             23,000             3.6            18.4375         2/20/2010        168,820

Ted C. Feigenbaum           12,000             1.9            18.4375         2/20/2010         88,080


                                   AGGREGATED OPTIONS/SAR EXERCISES IN LAST
                                   FISCAL YEAR AND FY-END OPTION/SAR VALUES
                     Shares With
                     Respect to                 Number of Securities         Value of Unexercised
                        Which                  Underlying Unexercised             In-the-Money
                      SARs Were    Value            Options/SARs                  Options/SARs
                      Exercised   Realized     at Fiscal Year End (#)        at Fiscal Year End ($)
     Name               (#)         ($)      Exercisable   Unexercisable   Exercisable   Unexercisable
Michael G. Morris        -            -        495,692      327,234          6,543,905     3,221,429

Bruce D. Kenyon          -            -         66,424       33,869            658,708       245,405

John H. Forsgren         -            -        134,605       57,901          1,244,361       413,203

Hugh C. MacKenzie      39,020      380,445      61,087       28,141 (Note 5)   618,289       209,563

Cheryl W. Grise          -            -         43,977       36,141            436,164       256,063

Ted C. Feigenbaum        -            -         12,599       36,733            103,518       231,392


Notes to Summary Compensation and Option/SAR Grants Tables:

1. Other annual compensation for Mr. Morris consists of 1998 and 1999 relocation expense reimbursements.

2. At December 31, 2000, the aggregate restricted stock holdings by the five individuals named in the table for NU, CL&P, WMECO, and PSNH were 31,070 shares with a value of $753,448 and for NAEC were 29,062 shares with a value of $704,754. Awards shown for 1998 have vested. Awards shown for 1999 vest one-third on February 23, 2000, one-third on February 23, 2001, and one-third on February 23, 2002. No restricted stock was awarded in 2000. Dividends paid on restricted stock are either paid out or reinvested into additional shares.

3. "All Other Compensation" for 2000 consists of employer matching contributions under the Northeast Utilities Service Company 401(k) Plan, generally available to all eligible employees ($5,100 for each named officer), and matching contributions under the Deferred Compensation Plan for Executives (Mr. Morris - $22,226, Mr. Kenyon - $11,174, Mrs. Grise - $3,695, and Mr. Feigenbaum - $3,098).

4. These options were granted on February 22, 2000, under the Northeast Utilities Incentive Plan. All options granted vest one-third on February 22, 2001, one-third on February 22, 2002, and one-third on February 22, 2003. Valued using the Black-Scholes option pricing model, with the following assumptions: Volatility: 26.06 percent (36 months of monthly data); Risk-free rate: 6.55 percent; Dividend yield: 1.82 percent; Exercise date: February 22, 2010.

5. Mr. MacKenzie's unvested stock options vested and became exercisable upon his retirement on January 1, 2001.



COMPENSATION COMMITTEE
REPORT ON EXECUTIVE COMPENSATION

Overview and Strategy

     The Compensation Committee of the Board of Trustees (the Committee) is the administrator of executive compensation for the executives of the NU system (the Company) with authority to establish and interpret the terms of the Company's executive salary and incentive programs. The goal of the Committee's executive compensation program for 2000 was to provide a competitive compensation package to enable the Company to attract and retain key executives with an eye towards the future in a more competitive environment. To help achieve this, the Committee drew upon information from a variety of sources, including compensation consultants, utility and general industry surveys, and other publicly available information, including proxy statements. The Committee further sought to align executive interests with those of NU's shareholders and with Company performance by continuing with the use of share-based incentives as a significant part of executives' compensation.

Base Salary

     The Committee sets the annual base salary for each executive officer except for the Chief Executive Officer (CEO), whose base salary is set by the Board of Trustees following a recommendation by the Committee pursuant to an evaluation process developed by the Committee in conjunction with the Corporate Governance Committee of the Board of Trustees. The Committee periodically adjusts officers' base salaries to reflect considerations such as changes in responsibility, market sensitivity, individual performance and internal equity. In 2000 the Committee reviewed the average salary growth of officers, as reported by several national surveys, with the goal of maintaining the current competitive salary positions. The CEO's base salary was increased by 12.5 percent in 2000 based on the market review and the Committee's judgment as to his past and expected future performance.

Annual Incentive Awards

     The Committee again implemented an Annual Incentive Program during 2000. The incentive payout target was 80 percent of base salary for the CEO, and varied from 25 to 50 percent of base salary for the other officers. The Annual Incentive Program was designed to calculate actual aggregate payouts based on the Company's performance against a net income goal and pre-established individual goals. Individual awards were made in cash in January 2001. The CEO received an award under this program of $1,200,000, or 180 percent of target, determined on the fulfillment of the net income goal and the successful achievement during 2000 of critical strategic, restructuring, operational, and merger related goals.

Long-Term Incentive Grants

     Long-term stock-based incentive grants were made in February 2000 to each executive officer and other officers and certain key employees of the Company. The Committee targeted these awards, which were made entirely in the form of stock options, such that long-term incentive awards for the officer group would be at the 50th percentile of general industry. The CEO's grant was targeted at 158 percent of base salary based upon the Committee's dual goals of market competitiveness and alignment with shareholder interests.

Internal Revenue Service Limitation on Deductibility of Executive
Compensation

     The Committee believes that its compensation program adequately responds to issues raised by the deductibility cap placed on executive salaries by
Section 162(m) of the Internal Revenue Code because of the use of stock options and qualified performance-based compensation in Company incentive programs.

                                     Respectfully submitted,


                                     /s/ Robert E. Patricelli, Chairman
                                     /s/ William J. Pape II, Vice Chairman
                                     /s/ Cotton Mather Cleveland
                                     /s/ E. Gail de Planque
                                     /s/ Elizabeth T. Kennan
                                     /s/ John F. Swope


Dated:  February 27, 2001


PENSION BENEFITS

     The following table shows the estimated annual retirement benefits payable to an executive officer of NU upon retirement, assuming that retirement occurs at age 65 and that the officer is at that time not only eligible for a pension benefit under the Northeast Utilities Service Company Retirement Plan (the Retirement Plan) but also eligible for the make-whole benefit and the target benefit under the Supplemental Executive Retirement Plan for Officers of NU system companies (the Supplemental Plan). The Supplemental Plan is a non-qualified pension plan providing supplemental retirement income to system officers. The make-whole benefit under the Supplemental Plan, available to all officers, makes up for benefits lost through application of certain tax code limitations on the benefits that may be provided under the Retirement Plan, and includes as "compensation" awards under the executive incentive plans and deferred compensation (as earned). The target benefit further supplements these benefits and is available to officers at the Senior Vice President level and higher who are selected by the Board of Trustees to participate in the target benefit and who remain in the employ of NU companies until at least age 60 (unless the Board of Trustees sets an earlier age).

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

                                   ANNUAL BENEFIT

Final Average                 Years of Credited Service
Compensation
                  15           20          25           30          35

$ 200,000     $ 72,000     $ 96,000     $120,000     $120,000     $120,000
  250,000       90,000      120,000      150,000      150,000      150,000
  300,000      108,000      144,000      180,000      180,000      180,000
  350,000      126,000      168,000      210,000      210,000      210,000
  400,000      144,000      192,000      240,000      240,000      240,000
  450,000      162,000      216,000      270,000      270,000      270,000
  500,000      180,000      240,000      300,000      300,000      300,000
  600,000      216,000      288,000      360,000      360,000      360,000
  700,000      252,000      336,000      420,000      420,000      420,000
  800,000      288,000      384,000      480,000      480,000      480,000
  900,000      324,000      432,000      540,000      540,000      540,000
1,000,000      360,000      480,000      600,000      600,000      600,000
1,100,000      396,000      528,000      660,000      660,000      660,000
1,200,000      432,000      576,000      720,000      720,000      720,000

     Each of the executive officers of NU named in the Summary Compensation Table is currently eligible for a target benefit, except Messrs. Morris and Kenyon, whose Employment Agreements provide specially calculated retirement benefits, based on their previous arrangements with CMS Energy/Consumers
Energy Company (CMS Energy) and South Carolina Electric and Gas, respectively. Mr. Morris's agreement provides that upon retirement after reaching the fifth anniversary of his employment date (or upon disability or termination without cause or following a change in control, as defined) he will be entitled to receive a special retirement benefit calculated by applying the benefit formula of the CMS Energy Supplemental Executive Retirement Plan to all compensation earned from the NU system and to all service rendered to the Company and CMS Energy. If Mr. Kenyon retires with at least three years of service with the Company, he will be deemed to have 2 extra years of service for purpose of his special retirement benefit. If after achieving three years of service he voluntarily terminates employment following a "substantial change in responsibilities resulting from a material change in the business of Northeast Utilities", he will be deemed to have an additional year of service for purpose of his special retirement benefit, and if he retires with at least 3 years of service with the Company, he will receive a lump sum payment of $500,000.

     In addition, Mr. Forsgren's Employment Agreement provides for supplemental pension benefits based on crediting up to 10 years additional service and providing payments equal to 25 percent of salary for up to 15 years following retirement, reduced by four percentage points for each year that his age is less than 65 years at retirement.

     As of December 31, 2000, the executive officers named in the Summary Compensation Table had the following years of credited service for purposes of calculating target benefits under the Supplemental Plan (or in the case of Messrs. Morris and Kenyon, for purposes of calculating the special retirement benefits under their respective Employment Agreements): Mr. Morris - 22, Mr. Kenyon - 6, Mr. Forsgren - 4, Mr. MacKenzie - 35, Mrs. Grise - 20, and Mr. Feigenbaum - 15. In addition, Mr. Forsgren had 9 years of service for purposes of his supplemental pension benefit and would have 25 years of service for such purpose if he were to retire at age 65. Assuming that retirement were to occur at age 65 for these officers, retirement would occur with 33, 13, 15, 47, 36 and 29 years of credited service, respectively.

COMPENSATION OF DIRECTORS

     During 2000, each Trustee who was not an employee of NU or its subsidiaries was compensated at an annual rate of $20,000 cash plus 500 common shares of NU, and received $1,000 for each meeting attended of the Board or its Committees. A non-employee Trustee who participates in a meeting of the Board or any of its Committees by conference telephone receives $675 per meeting. Also, a non-employee Trustee who is asked by either the Board of Trustees or the Chairman of the Board to perform extra services in the interest of the NU system may receive additional compensation of $1,000 per day plus necessary expenses. The Chairs of the Audit, the Compensation, the Corporate Affairs, the Corporate Governance and the Nuclear Committees were compensated at an additional annual rate of $3,500. In addition to the above compensation, Dr. Kennan is paid at the annual rate of $30,000 for the extra services performed as Lead Trustee. The Chair of the Nuclear Committee receives an additional retainer at the rate of $25,000 per year.

     Under the terms of the Incentive Plan adopted by shareholders at the 1998 Annual Meeting, each non-employee Trustee is eligible for stock-based grants. During 2000 each such Trustee was granted nonqualified options to purchase 2,500 common shares of NU. Receipt of shares acquired on exercise of these options may be deferred pursuant to the terms of the Northeast Utilities Deferred Compensation Plan for Executives.

     In February 2000, each non-employee Trustee was granted nonqualified options to purchase 2,500 common shares.

     Prior to the beginning of each calendar year, each non-employee Trustee may irrevocably elect to have all or any portion of the annual retainer fee paid in the form of common shares of NU. Pursuant to the Northeast Utilities Deferred Compensation Plan for Trustees, each Trustee may also irrevocably elect to defer receipt of some or all cash and/or share compensation.

     During 2000 each non-employee Director of PSNH and WMECO was compensated at an annual rate of $10,000 cash, and received $500 for each meeting attended of the Board of Directors or, in the case of PSNH, its committees. A non-employee Director who participates in a meeting of the Board of Directors or any of its committees by conference telephone receives $300 per meeting.
Also, committee chairs were compensated at an additional annual rate of $1,500.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

     NUSCO has entered into employment agreements (the Officer Agreements) with each of the named executive officers. The Officer Agreements are also binding on NU and on each majority-owned subsidiary of NU.

     Each Officer Agreement obligates the officer to perform such duties as may be directed by the NUSCO Board of Directors or the NU Board of Trustees, protect the Company's confidential information, and refrain, while employed by the Company and for a period of time thereafter, from competing with the Company in a specified geographic area. Each Officer Agreement provides that the officer's base salary will not be reduced below certain levels without the consent of the officer, and that the officer will participate in specified benefits under the Supplemental Executive Retirement Plan or other supplemental retirement programs (see Pension Benefits, above) and/or in certain executive incentive programs at specified incentive opportunity levels.

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

     Under the terms of an Officer Agreement, upon any termination of employment following a change of control, as defined, between (a) the earlier of the date shareholders approve a change of control transaction or a change of control transaction occurs and (b) the earlier of the date, if any, on which the Board of Trustees abandons the transaction or the date 2 years following the change of control, if the officer signs a release of all claims against the Company, the officer will be entitled to certain payments including a multiple (not to exceed four) of annual base salary, annual incentive payments, specified employee welfare and pension benefits, and vesting of stock appreciation rights, options and restricted stock. Certain of the change in control provisions may be modified by the Board of Trustees prior to a change in control, on at least two years' notice to the affected officer(s).

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

SHARE PERFORMANCE CHART

     The following chart compares the cumulative total return on an investment in NU common shares with the cumulative total return of the S&P 500 Stock Index and the S&P Electric Companies Index over the last five fiscal years, in accordance with the rules of the SEC:

(Assumes $100 invested on January 1, 1996, in NU common shares, S&P 500 Index and S&P Electric Companies Index with all dividends reinvested.)

                    Year Ended December 31, 2000

         NU Common*     S&P Electric Companies     S&P 500
         ----------     ----------------------     -------

1996        59.00                100.00            123.00
1997        55.00                126.00            164.00
1998        75.00                146.00            211.00
1999        97.00                117.00            255.00
2000       116.00                203.00            232.00

*Total return of NU common shares assumes reinvestment of all dividends on payment date.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

NU.

     The following table provides, as of December 31, 2000, information with respect to persons who are known to NU to beneficially own more than five percent of the common shares of NU. NU has no other class of voting securities.

 Name and Address                   Amount and Nature of     Percent of
of Beneficial Owner                 Beneficial Ownership        Class
-------------------                 --------------------     ----------

Barrow, Hanley, Mewhinney               11,274,868 (1)          7.58%
  & Strauss, Inc.
One McKinney Plaza
3232 McKinney Avenue, 15th Floor
Dallas, TX

Capital Research and                    7,525,000 (2)           5.06%
  Management Company
333 South Hope Street
Los Angeles, California 90071

-----------------------

(1) According to a Statement on Schedule 13G dated February 12, 2001, Barrow, Hanley, Mewhinney & Strauss, Inc. holds 11,274,868 common shares of NU. According to the Schedule 13G, Barrow, Hanley, Mewhinney & Strauss, Inc. has sole voting power for 7,238,468 shares, shared voting power for 4,036,400 shares and sole dispositive power for 11,274,868 shares.

(2) According to an Amendment to Schedule 13G dated February 9, 2001, Capital Research and Management Company holds 10,938,200 common shares of NU. According to the Amendment, Capital Research and Management Company has sole voting power for zero shares, shared voting power for zero shares, sole dispositive power for 10,938,200 shares and shared dispositive power for zero shares. The Schedule 13G states that beneficial ownership is disclaimed pursuant to Rule 13d-4.

     The following table provides information as of February 28, 2001, as to the beneficial ownership of the common shares of NU by each Trustee and nominee for Trustee, each of the 5 highest paid executive officers of NU and its subsidiaries, and all Trustees, nominees for Trustee and executive officers as a group. Unless otherwise noted, each Trustee, nominee and executive officer has sole voting and investment power with respect to the listed shares.

                                Amount and Nature of         Percent
       Name                     Beneficial Ownership       of Class (1)
       ----                     --------------------       ------------

Cotton M. Cleveland                   15,169 (2)
Sanford Cloud, Jr.                    10,913 (3)
William F. Conway                     14,280 (2)(4)
E. Gail de Planque                    12,256 (2)
John H. Forsgren                     115,014 (5)
Raymond L. Golden                     13,210 (6)
Cheryl W. Grise                       51,396 (7)
Elizabeth T. Kennan                   13,600 (2)
Bruce D. Kenyon                      109,458 (8)
Hugh C. MacKenzie                     18,360 (9)
Michael G. Morris                    621,767 (10)
Emery G. Olcott                       17,751 (3)
William J. Pape II                     9,203 (2)(11)
Robert E. Patricelli                  17,877 (2)
John F. Swope                         15,814 (2)
John F. Turner                         9,705 (2)(12)

All Trustees and Executive Officers
as a Group (18 persons)            1,147,925 (13)

----------------------

 (1) As of February 28, 2001, the Trustees and executive officers of NU, as a group, beneficially owned less than one percent of the NU common shares outstanding.

 (2) Includes 8,750 shares that could be acquired by the beneficial owner pursuant to currently exercisable options.

 (3) Includes 3,750 shares that could be acquired by the beneficial owner pursuant to currently exercisable options.

 (4) Includes 5,530 shares held jointly by Mr. Conway and his wife, who share voting and investment power.

 (5) Includes 2,738 restricted shares, as to which Mr. Forsgren has sole voting power but no dispositive power. Includes 107,087 shares that could be acquired by Mr. Forsgren pursuant to currently exercisable options.

 (6) Includes 6,250 shares that could be acquired by Mr. Golden pursuant to currently exercisable options.

 (7) Includes 1,643 restricted shares, as to which Mrs. Grise has sole voting power, but no dispositive power. Includes 33,724 shares that could be acquired by Mrs. Grise pursuant to currently exercisable options. Includes 265 shares held by Mrs. Grise's husband as custodian for her children, with whom she shares voting and dispositive power.

 (8) Includes 1,734 restricted shares, as to which Mr. Kenyon has sole voting power but no dispositive power. Includes 41,772 shares that could be acquired by Mr. Kenyon pursuant to currently exercisable options.

 (9) Mr. MacKenzie retired effective January 1, 2001. Beneficial ownership is given as of December 31, 2000, and includes 3,285 restricted shares, as to which Mr. MacKenzie had sole voting power but no dispositive power, and 22,067 shares that could be acquired by Mr. MacKenzie pursuant to then exercisable options. Mr. MacKenzie's restricted stock and 28,141 unvested options vested upon his retirement.

(10) Includes 7,779 restricted shares, as to which Mr. Morris has sole voting power but no dispositive power. Includes 573,476 shares that could be acquired by Mr. Morris pursuant to currently exercisable options. Includes 13,499 shares held jointly by Mr. Morris and his wife, who share voting and investment power.

(11) Includes 5,176 shares as to which Mr. Pape shares voting and dispositive power. Includes 1,250 shares that could be acquired by Mr. Pape pursuant to currently exercisable options. In addition, Mr. Pape shares beneficial ownership of 800 shares of CL&P 4.50% Preferred Series 1956.

(12) Includes 955 shares held jointly by Mr. Turner and his wife, who share voting and investment power.

(13) Includes 2,053 restricted shares held by executive officers other than those named in the table above as to which they have sole voting power but no dispositive power. Includes 70,623 shares that could be acquired by them pursuant to currently exercisable options.

CL&P, PSNH, WMECO, and NAEC.

     NU owns 100% of the outstanding common stock of registrants CL&P, PSNH, WMECO, and NAEC. As of February 28, 2001, the Directors and Executive Officers of CL&P, PSNH, WMECO, and NAEC beneficially owned the number of shares of each class of equity securities of NU listed below. No equity securities of CL&P, PSNH, WMECO, or NAEC are owned by the Directors and Executive Officers of CL&P, PSNH, WMECO, and NAEC. Unless otherwise noted, each Director and Executive Officer of CL&P, PSNH, WMECO, and NAEC has sole voting and investment power with respect to the listed shares.

Title of                                  Amount and Nature of     Percent of
  Class             Name                  Beneficial Ownership      Class (1)

NU Common    David H. Boguslawski              23,246 (2)
NU Common    James E. Byrne                      None
NU Common    John C. Collins                     None
NU Common    William A. DiProfio                5,326 (3)
NU Common    Ted C. Feigenbaum                 38,459 (4)
NU Common    John H. Forsgren                 115,014 (5)
NU Common    George R. Gram II                  6,634 (6)
NU Common    Cheryl W. Grise                   51,396 (7)
NU Common    Bruce D. Kenyon                  109,458 (8)
NU Common    Kerry J. Kuhlman                  14,509 (9)
NU Common    Gerald Letendre                     None
NU Common    Gary A. Long                      13,078 (10)
NU Common    Hugh C. MacKenzie                 18,360 (11)
NU Common    Paul J. McDonald                     500
NU Common    Michael G. Morris                621,767 (12)
NU Common    Jane E. Newman                      None
NU Common    Melinda M. Phelps                   None
NU Common    Rodney O. Powell                   8,288 (13)

Amount beneficially owned by Directors and Executive Officers as a group:

                                    Amount and Nature of
Company      Number of Persons      Beneficial Ownership

CL&P                 8                  969,352 (14)
PSNH                11                  974,142 (14)
WMECO               22                  976,073 (14)
NAEC                 7                  948,054

 (1) As of February 28, 2001, there were 148,780,800 common shares of NU outstanding. The percentage of such shares beneficially owned by any Director or Executive Officer, and by all Directors and Executive Officers of CL&P, PSNH, WMECO, and NAEC as a group, does not exceed one percent.

 (2) Includes 730 restricted shares, as to which Mr. Boguslawski has sole voting power but no dispositive power. Includes 15,512 shares that could be acquired by Mr. Boguslawski pursuant to currently exercisable options.

 (3) Mr. DiProfio retired effective February 1, 2001. Beneficial ownership is given as of January 31, 2001, and includes 879 shares that could be acquired by Mr. DiProfio pursuant to then exercisable options. 1,295 unvested options vested upon Mr. DiProfio's retirement.

 (4) Includes 639 restricted shares, as to which Mr. Feigenbaum has sole voting power but no dispositive power. Includes 19,153 shares that could be acquired by Mr. Feigenbaum pursuant to currently exercisable options.

 (5) Includes 2,738 restricted shares, as to which Mr. Forsgren has sole voting power but no dispositive power. Includes 107,087 shares that could be acquired by Mr. Forsgren pursuant to currently exercisable options.

 (6) Includes 5,283 shares that could be acquired by Mr. Gram pursuant to currently exercisable options.

 (7) Includes 1,643 restricted shares, as to which Mrs. Grise has sole voting power, but no dispositive power. Includes 33,724 shares that could be acquired by Mrs. Grise pursuant to currently exercisable options. Includes 265 shares held by Mrs. Grise's husband as custodian for her children, with whom she shares voting and dispositive power.

 (8) Includes 1,734 restricted shares, as to which Mr. Kenyon has sole voting power but no dispositive power. Includes 41,772 shares that could be acquired by Mr. Kenyon pursuant to currently exercisable options.

 (9) Includes 342 restricted shares, as to which Ms. Kuhlman has sole voting power but no dispositive power. Includes 8,395 shares that could be acquired by Ms. Kuhlman pursuant to currently exercisable options.

(10) Includes 319 restricted shares, as to which Mr. Long has sole voting power but no dispositive power. Includes 7,590 shares that could be acquired by Mr. Long pursuant to currently exercisable options.

(11) Mr. MacKenzie retired effective January 1, 2001. Beneficial ownership is given as of December 31, 2000, and includes 3,285 restricted shares, as to which Mr. MacKenzie had sole voting power but no dispositive power, and 22,067 shares that could be acquired by Mr. MacKenzie pursuant to then exercisable options. Mr. MacKenzie's restricted stock and 28,141 unvested options vested upon his retirement.

(12) Includes 7,779 restricted shares, as to which Mr. Morris has sole voting power but no dispositive power. Includes 573,476 shares that could be acquired by Mr. Morris pursuant to currently exercisable options. Includes 13,499 shares held jointly by Mr. Morris and his wife, who share voting and investment power.

(13) Includes 249 restricted shares, as to which Mr. Powell has sole voting power but no dispositive power. Includes 6,750 shares that could be acquired by Mr. Powell pursuant to currently exercisable options.

(14) Includes 684 restricted shares held by an executive officer other than those named in the table above as to which such officer has sole voting power but no dispositive power. Includes 16,174 shares that could be acquired by such officer pursuant to currently exercisable options.

CHANGES IN CONTROL

See Item 1 - Business - Mergers and Acquisitions - Consolidated Edison, Inc. Merger on pages 3-4.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The law firm of Sulloway and Hollis provided legal services to NU, PSNH and NAEC during 2000. John B. Garvey, who is the husband of Cotton M. Cleveland, a Trustee of NU, is a member of the firm.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements:

         The Report of Independent Public Accountants and financial statements of CL&P, PSNH, WMECO, and NAEC are hereby incorporated by reference and made a part of this report (see "Item 8. Financial Statements and Supplementary Data").

         Report of Independent Public Accountants
         on Schedules                                                  S-1

         Consent of Independent Public Accountants                     S-2

     2.  Schedules:

         Financial Statement Schedules for NU (Parent),
         NU and Subsidiaries, CL&P and Subsidiaries,
         PSNH, and WMECO and Subsidiary are listed in
         the Index to Financial Statements Schedules                  S-3

     3.  Exhibits Index                                               E-1

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

     NU filed a current report on Form 8-K dated October 24, 2000, disclosing:

     o Con Edison issued a press release on October 23, 2000, regarding the DPUC's decision on October 19, 2000, which approved the proposed merger between NU and Con Edison, subject to a number of conditions.

     NU filed a current report on Form 8-K dated October 24, 2000, disclosing:

     o  NU's earnings press release for the third quarter of 2000.

     NU filed a current report on Form 8-K dated October 31, 2000, disclosing:

     o NU's and Con Edison's presentation dated October 31, 2000, entitled "The Northeast's Energy Company."

     NU filed a current report on Form 8-K dated January 23, 2001, disclosing:

     o  NU's earnings press release for the fourth quarter and full year 2000.

     NU filed a current report on Form 8-K dated February 28, 2001, disclosing:

     o NU's news release formally seeking Con Edison's assurance of intent to close merger.

     NU filed a current report on Form 8-K dated March 5, 2001, disclosing:

     o NU declares Con Edison in breach of merger agreement. NU to sue Con Edison to recover value of merger for NU shareholders.

     NU filed a current report on Form 8-K dated March 12, 2001, disclosing:

     o NU filed suit in the U.S. District Court for the Southern District seeking for itself and its shareholders in excess of $1 billion in damages arising from Con Edison's breach of the merger agreement.

     NU filed a current report on Form 8-K dated March 22, 2001, disclosing:

     o NU's news release announcing revised 2000 earnings and confirming 2001 projected earnings.



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

                                        NORTHEAST UTILITIES
                                        -------------------
                                            (Registrant)



Date:  March 16, 2001                   By /s/ Michael G. Morris
                                           ----------------------------
                                               Michael G. Morris
                                               Chairman of the Board,
                                               President and
                                               Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date               Title                           Signature
----               -----                           ---------

March 16, 2001     Chairman of the Board,         /s/ Michael G. Morris
                   President and                  --------------------------
                   Chief Executive Officer            Michael G. Morris
                   and a Trustee


March 16, 2001     Executive Vice                 /s/ John H. Forsgren
                   President and Chief            --------------------------
                   Financial Officer                  John H. Forsgren
                   and a Trustee


March 16, 2001     Vice President and             /s/ John J. Roman
                   Controller                     --------------------------
                                                      John J. Roman


March 16, 2001     Trustee                        /s/ Cotton M. Cleveland
                                                  --------------------------
                                                      Cotton M. Cleveland


March 16, 2001     Trustee                        /s/ Sanford Cloud, Jr.
                                                  --------------------------
                                                      Sanford Cloud, Jr.


March 16, 2001     Trustee                        /s/ William F. Conway
                                                  --------------------------
                                                      William F. Conway


March 16, 2001     Trustee                        /s/ E. Gail de Planque
                                                  --------------------------
                                                      E. Gail de Planque


March 16, 2001     Trustee                        /s/ Raymond L. Golden
                                                  --------------------------
                                                      Raymond L. Golden


March 16, 2001     Trustee                        /s/ Elizabeth T. Kennan
                                                  --------------------------
                                                      Elizabeth T. Kennan


March 16, 2001     Trustee                        /s/ Emery G. Olcott
                                                  --------------------------
                                                      Emery G. Olcott


March 16, 2001     Trustee                        /s/ William J. Pape II
                                                  --------------------------
                                                      William J. Pape II


March 16, 2001     Trustee                        /s/ Robert E. Patricelli
                                                  --------------------------
                                                      Robert E. Patricelli


March 16, 2001     Trustee                        /s/ John F. Swope
                                                  --------------------------
                                                      John F. Swope


March 16, 2001     Trustee                        /s/ John F. Turner
                                                  --------------------------
                                                      John F. Turner



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


                                        THE CONNECTICUT LIGHT AND POWER COMPANY
                                        ---------------------------------------
                                                     (Registrant)


Date:  March 16, 2001                   By /s/ Michael G. Morris
                                           ------------------------------------
                                               Michael G. Morris
                                               Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date               Title                          Signature
----               -----                          ---------

March 16, 2001     Treasurer                      /s/ Randy A. Shoop
                                                  -----------------------------
                                                      Randy A. Shoop


March 16, 2001     Controller                     /s/ John P. Stack
                                                  -----------------------------
                                                      John P. Stack


March 16, 2001     Director                       /s/ David H. Boguslawski
                                                  -----------------------------
                                                      David H. Boguslawski


March 16, 2001     Director                       /s/ Rodney O. Powell
                                                  -----------------------------
                                                      Rodney O. Powell



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

                                        PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
                                        ---------------------------------------
                                                      (Registrant)


Date:  March 16, 2001                   By /s/ Michael G. Morris
                                           ------------------------------------
                                               Michael G. Morris
                                               Chairman and Chief
                                               Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date               Title                          Signature
----               -----                          ---------

March 16, 2001     Chairman and Chief             /s/ Michael G. Morris
                   Executive Officer              -----------------------------
                   and a Director                     Michael G. Morris


March 16, 2001     President and Chief            /s/ Gary A. Long
                   Operating Officer and          -----------------------------
                   a Director                         Gary A. Long


March 16, 2001     Vice President and             /s/ David R. McHale
                   Treasurer                      -----------------------------
                                                      David R. McHale


March 16, 2001     Vice President                 /s/ John J. Roman
                   and Controller                 -----------------------------
                                                      John J. Roman


March 16, 2001     Director                       /s/ David H. Boguslawski
                                                  -----------------------------
                                                      David H. Boguslawski


March 16, 2001     Director                       /s/ John C. Collins
                                                  -----------------------------
                                                      John C. Collins


March 16, 2001     Director                       /s/ John H. Forsgren
                                                  -----------------------------
                                                      John H. Forsgren


March 16, 2001     Director                       /s/ Gerald Letendre
                                                  -----------------------------
                                                      Gerald Letendre


March 16, 2001     Director                       /s/ Jane E. Newman
                                                  -----------------------------
                                                      Jane E. Newman



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

                                        WESTERN MASSACHUSETTS ELECTRIC COMPANY
                                        --------------------------------------
                                                      (Registrant)



Date:  March 16, 2001                   By /s/ Michael G. Morris
                                           ----------------------------------
                                               Michael G. Morris
                                               Chairman and Chief
                                               Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date               Title                          Signature
----               -----                          ---------

March 16, 2001     Chairman and Chief             /s/ Michael G. Morris
                   Executive Officer              -----------------------------
                   and a Director                     Michael G. Morris


March 16, 2001     President and                  /s/ Kerry J. Kuhlman
                   Chief Operating                -----------------------------
                   Officer and a Director             Kerry J. Kuhlman



March 16, 2001     Vice President                 /s/ David R. McHale
                   and Treasurer                  -----------------------------
                                                      David R. McHale


March 16, 2001     Vice President                 /s/ John J. Roman
                   and Controller                 -----------------------------
                                                      John J. Roman


March 16, 2001     Director                       /s/ David H. Boguslawski
                                                  -----------------------------
                                                      David H. Boguslawski


March 16, 2001     Director                       /s/ James E. Byrne
                                                  -----------------------------
                                                      James E. Byrne


March 16, 2001     Director                       /s/ John H. Forsgren
                                                  -----------------------------
                                                      John H. Forsgren


March 16, 2001     Director                       /s/ Paul J. McDonald
                                                  -----------------------------
                                                      Paul J. McDonald


March 16, 2001     Director                       /s/ Melinda M. Phelps
                                                  -----------------------------
                                                      Melinda M. Phelps



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


                                        NORTH ATLANTIC ENERGY CORPORATION
                                        ---------------------------------
                                                  (Registrant)


Date:  March 16, 2001                   By /s/ Bruce D. Kenyon
                                           ------------------------------------
                                               Bruce D. Kenyon
                                               President and Chief
                                               Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date               Title                          Signature
----               -----                          ---------

March 16, 2001     President and Chief            /s/ Bruce D. Kenyon
                   Executive Officer              ------------------------------
                   and a Director                     Bruce D. Kenyon


March 16, 2001     Vice President and             /s/ David R. McHale
                   Treasurer of Northeast         -----------------------------
                   Utilities Service                  David R. McHale
                   Company as Agent for
                   North Atlantic Energy
                   Corporation


March 16, 2001     Vice President and             /s/ John J. Roman
                   and Controller of              -----------------------------
                   Northeast Utilities                John J. Roman
                   Service Company as
                   Agent for North Atlantic
                   Energy Corporation


March 16, 2001     Director                       /s/ Ted C. Feigenbaum
                                                  -----------------------------
                                                      Ted C. Feigenbaum


March 16, 2001     Director                       /s/ George R. Gram
                                                  ----------------------------
                                                      George R. Gram




           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES
           -----------------------------------------------------


We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in Northeast Utilities' annual report on Form 10-K and The Connecticut Light and Power Company's, Western Massachusetts Electric Company's, Public Service Company of New Hampshire's, and North Atlantic Energy Corporation's annual reports, incorporated by reference in this Form 10-K, and have issued our reports thereon dated January 23, 2001 (except with respect to the matters discussed in Note 15, Note 15, Note 14, Note 14, and Note 11 for Northeast Utilities, The Connecticut Light and Power Company, Western Massachusetts Electric Company, Public Service Company of New Hampshire, and North Atlantic Energy Corporation, respectively, as to which the date is March 13, 2001). Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the accompanying Index to Financial Statements Schedules are the responsibility of the companies' management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                         /s/ Arthur Andersen LLP
                                             Arthur Andersen LLP

Hartford, Connecticut
January 23, 2001




                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   -----------------------------------------


As independent public accountants, we hereby consent to the incorporation of our reports dated January 23, 2001 (except with respect to the matters discussed in Note 15 for Northeast Utilities and The Connecticut Light and Power Company, Note 14 for Western Massachusetts Electric Company and Public Service Company of New Hampshire, and Note 11 for North Atlantic Energy Corporation, as to which the date is March 13, 2001), included (or incorporated by reference) in this Form 10-K into the Company's previously filed Registration Statements No. 33-55279 of The Connecticut Light and Power Company, No. 33-56537 of CL&P Capital, LP and No. 33-34622, No. 33-44814, No.
33-63023, No. 33-40156, No. 333-52413, No. 333-52415, and No. 333-85613 of
Northeast Utilities. It should be noted that we have not audited any financial statements of the Company subsequent to December 31, 2000 or performed any audit procedures subsequent to the date of our report.



                                         /s/ Arthur Andersen LLP
                                             Arthur Andersen LLP

Hartford, Connecticut
March 27, 2001



                       INDEX TO FINANCIAL STATEMENTS SCHEDULES

Schedule

I.    Financial Information of Registrant:
        Northeast Utilities (Parent) Balance
        Sheets 2000 and 1999                                           S-4

      Northeast Utilities (Parent) Statements
      of Income 2000, 1999, and 1998                                   S-5

      Northeast Utilities (Parent) Statements
      of Cash Flows 2000, 1999, and 1998                               S-6

II.   Valuation and Qualifying Accounts and Reserves
      2000, 1999, and 1998:

      Northeast Utilities and Subsidiaries                          S-7 - S-9
      The Connecticut Light and Power Company
        and Subsidiaries                                           S-10 - S-12
      Public Service Company of New Hampshire                      S-13 - S-15
      Western Massachusetts Electric Company
        and Subsidiary                                             S-16 - S-18


     All other schedules of the companies' for which provision is made in the applicable regulations of the SEC are not required under the related instructions or are not applicable, and therefore have been omitted.




                                     SCHEDULE I
                            NORTHEAST UTILITIES (PARENT)
                        FINANCIAL INFORMATION OF REGISTRANT
                                  BALANCE SHEETS
                           AT DECEMBER  31, 2000 AND 1999
                               (Thousands of Dollars)






                                                                  2000           1999
                                                               ----------     ----------
ASSETS
------
Other Property and Investments:
  Investments in subsidiary companies, at equity............  $2,687,804     $2,252,175
  Investments in transmission companies, at equity..........      15,011         16,460
  Other, at cost............................................          14             54
                                                              -----------    -----------
                                                               2,702,829      2,268,689
                                                              -----------    -----------
Current Assets:
  Cash......................................................       1,058           -
  Notes receivable from affiliated companies................      94,400         45,300
  Notes and accounts receivable.............................         868            625
  Receivables from affiliated companies.....................       3,908          8,351
  Taxes receivable..........................................        -               418
  Prepayments...............................................       3,744          1,192
                                                              -----------    -----------
                                                                 103,978         55,886
                                                              -----------    -----------
Deferred Charges:
  Unamortized debt expense..................................          13              6
  Other.....................................................         321            122
  Deferred Yankee Energy System, Inc. acquisition expenses..        -             3,427
                                                              -----------    -----------
                                                                     334          3,555
                                                              -----------    -----------

       Total Assets.........................................  $2,807,141     $2,328,130
                                                              ===========    ===========

CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization:
  Common Shareholders' Equity:
    Common shares, $5 par value - authorized
    225,000,000 shares; 148,781,861 shares issued and
    143,820,405 shares outstanding in 2000 and
    137,393,829 shares issued and
    131,870,284 outstanding in 1999.........................  $  693,345     $  636,405
  Capital surplus, paid in..................................     927,059        776,290
  Temporary equity from stock forward.......................     215,000        215,000
  Deferred contribution plan - employee stock ownership plan    (114,463)      (127,725)
  Retained earnings.........................................     495,873        581,817
  Accumulated other comprehensive income....................       1,769          1,524
                                                              -----------    -----------
    Total common shareholders' equity.......................   2,218,583      2,083,311
  Long-term debt............................................     117,000        138,000
                                                              -----------    -----------
    Total capitalization....................................   2,335,583      2,221,311
                                                              -----------    -----------
Current Liabilities:
  Long-term debt - current portion..........................      21,000         20,000
  Notes payable to banks....................................     436,000         65,000
  Accounts payable..........................................         966          7,258
  Accounts payable to affiliated companies..................          18          1,201
  Accrued taxes.............................................       1,135           -
  Accrued interest..........................................       6,961          1,705
  Accrued Con Edison/Northeast Utilities merger fees........          20          6,143
                                                              -----------    -----------
                                                                 466,100        101,307
                                                              -----------    -----------
Accumulated deferred income taxes...........................       5,026          5,302
Other deferred credits......................................         432            210
                                                              -----------    -----------
                                                                   5,458          5,512
                                                              -----------    -----------
    Total Capitalization and Liabilities                      $2,807,141     $2,328,130
                                                              ===========    ===========





                                      SCHEDULE I
                             NORTHEAST UTILITIES (PARENT)
                         FINANCIAL INFORMATION OF REGISTRANT
                                STATEMENTS OF INCOME
                    YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                   (Thousands of Dollars Except Share Information)



                                        2000           1999           1998
                                   -------------  -------------  -------------


Operating Revenues................ $       -      $       -      $       -
                                   -------------  -------------  -------------
Operating Expenses:
  Other...........................       15,335         19,126          7,674
  Federal income taxes............        2,708         (4,849)         1,569
                                   -------------  -------------  -------------
   Total operating expenses.......       18,043         14,277          9,243
                                   -------------  -------------  -------------
Operating Loss....................      (18,043)       (14,277)        (9,243)
                                   -------------  -------------  -------------
Other Income/(Loss):
  Equity in earnings/(loss)
   of subsidiaries................       23,553         56,812       (145,874)
  Equity in earnings of
   transmission companies.........        2,553          2,608          2,903
  Other, net......................        9,134          2,628         21,995
  Income taxes....................        2,036          2,057           -
                                   -------------  -------------  -------------
    Other income/(loss), net......       37,276         64,105       (120,976)
                                   -------------  -------------  -------------
    Income/(loss) before interest
     charges......................       19,233         49,828       (130,219)
                                   -------------  -------------  -------------
Interest Charges..................       47,819         15,612         16,534
                                   -------------  -------------  -------------
(Loss)/Earnings for Common Shares. $    (28,586)  $     34,216   $   (146,753)
                                   =============  =============  =============

Basic and Fully Diluted (Loss)/
  Earnings Per Common Share....... $      (0.20)  $       0.26   $      (1.12)
                                   =============  =============  =============

Basic Common Shares
 Outstanding (average)............  141,549,860    131,415,126    130,549,760
                                   =============  =============  =============

Fully Diluted Common Shares
 Outstanding (average)............  141,967,216    132,031,573    130,549,760
                                   =============  =============  =============


                                                SCHEDULE I
                                       NORTHEAST UTILITIES (PARENT)
                                   FINANCIAL INFORMATION OF REGISTRANT
                                         STATEMENTS OF CASH FLOWS
                                YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                         (Thousands of Dollars)

                                                                  2000          1999          1998
                                                             ------------ -------------- --------------
Operating Activities:
  Net (loss)/income........................................  $   (28,586) $      34,216  $    (146,753)
  Adjustments to reconcile to net cash
   provided by operating activities:
    Equity in earnings of subsidiary companies.............      (23,553)       (56,812)       145,874
    Cash dividends received from subsidiary companies......      183,016         66,000         47,000
    Deferred income taxes..................................         (276)            74            777
    Other sources of cash..................................        3,276         16,655         20,926
    Changes in working capital:
      Receivables..........................................        4,200         (7,220)           (84)
      Accounts payable.....................................       (7,475)         5,863            523
      Other working capital (excludes cash)................       (1,866)        12,191        (15,981)
                                                             ------------ -------------- --------------
Net cash flows provided by operating activities............      128,736         70,967         52,282
                                                             ------------ -------------- --------------

Investing Activities:
  NU system Money Pool.....................................      (49,100)       (10,900)          (200)
  Investment in subsidiaries...............................     (117,631)       (99,462)       (40,029)
  Other investment activities, net.........................        1,489          1,245          2,278
  Payment for the purchase of Yankee Energy System, Inc....     (260,347)           -              -
                                                             ------------ -------------- --------------
Net cash flows used in investing activities................     (425,589)      (109,117)       (37,951)
                                                             ------------ -------------- --------------

Financing Activities:
  Issuance of common shares................................        4,269          5,318          2,659
  Net increase in short-term debt..........................      371,000         65,000            -
  Reacquisitions and retirements of long-term debt.........      (20,000)       (19,000)       (17,000)
  Cash dividends on common shares..........................      (57,358)       (13,168)           -
                                                             ------------ -------------- --------------
Net cash flows provided by/(used in) financing activities..      297,911         38,150        (14,341)
                                                             ------------ -------------- --------------

Net increase/(decrease) in cash for the period.............        1,058            -              (10)
Cash - beginning of period.................................            -            -               10
                                                             ------------ -------------- --------------
Cash - end of period.......................................  $     1,058  $         -    $         -
                                                             ============ ============== ==============

Supplemental Cash Flow Information:
Cash paid during the year for:
  Interest, net of amounts capitalized.....................  $    39,099  $      15,724  $      16,610
                                                             ============ ============== ==============
  Income taxes.............................................  $     1,430  $      28,982  $      16,929
                                                             ============ ============== ==============



                                     NORTHEAST UTILITIES AND SUBSIDIARIES                         SCHEDULE II
                                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                         YEAR ENDED DECEMBER 31, 2000
                                            (Thousands of Dollars)
-------------------------------------------------------------------------------------------------------------
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

                                                                      Charged to
                                            Balance at   Charged to     other                      Balance
                                            beginning    costs and     accounts-   Deductions-     at end
Description                                 of period     expenses     describe      describe     of period
-------------------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

    Reserves for uncollectible accounts      $ 4,895      $26,740     $   130 (c)  $19,265 (a)     $12,500
                                             =======      =======     =======      =======         =======

RESERVES NOT APPLIED AGAINST ASSETS:

    Operating reserves                       $44,995      $22,573     $37,680 (c)  $25,967 (b)     $79,281
                                             =======      =======     =======      =======         =======

(a) Amounts written off, net of recoveries.
(b) Principally payments for environmental remediation, various injuries and damages, employee medical expenses, and expenses in connection therewith.
(c) Amounts represent activity related to the acquisition of Yankee on March 1, 2000.

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




                           THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES               SCHEDULE II
                                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                         YEAR ENDED DECEMBER 31, 2000
                                            (Thousands of Dollars)
-------------------------------------------------------------------------------------------------------------
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

                                                                      Charged to
                                            Balance at   Charged to     other                      Balance
                                            beginning    costs and     accounts-   Deductions-     at end
Description                                 of period     expenses     describe      describe     of period
-------------------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

    Reserves for uncollectible accounts      $   300      $ 9,270     $  -         $ 9,270 (a)     $   300
                                             =======      =======     =======      =======         =======

RESERVES NOT APPLIED AGAINST ASSETS:

    Operating reserves                       $16,069      $ 7,488     $  -         $ 9,897 (b)     $13,660
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

                                                                      Charged to
                                            Balance at   Charged to     other                      Balance
                                            beginning    costs and     accounts-   Deductions-     at end
Description                                 of period     expenses     describe      describe     of period
-------------------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

    Reserves for uncollectible accounts      $   300      $   290     $  -         $   290 (a)     $   300
                                             =======      =======     =======      =======         =======

RESERVES NOT APPLIED AGAINST ASSETS:

    Operating reserves                       $16,656      $ 5,422     $  -         $ 6,009 (b)     $16,069
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

                                                                      Charged to
                                            Balance at   Charged to     other                      Balance
                                            beginning    costs and     accounts-   Deductions-     at end
Description                                 of period     expenses     describe      describe     of period
-------------------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

    Reserves for uncollectible accounts      $   300      $   183     $  -         $   183 (a)     $   300
                                             =======      =======     =======      =======         =======

RESERVES NOT APPLIED AGAINST ASSETS:

    Operating reserves                       $14,962      $ 5,612     $  -         $ 3,918 (b)     $16,656
                                             =======      =======     =======      =======         =======



(a) Amounts written off, net of recoveries.
(b) Principally payments for environmental remediation, various injuries and damages, employee medical expenses, and expenses in connection therewith.



                                   PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE                        SCHEDULE II
                                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                         YEAR ENDED DECEMBER 31, 2000
                                            (Thousands of Dollars)
-------------------------------------------------------------------------------------------------------------
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

                                                                      Charged to
                                            Balance at   Charged to     other                      Balance
                                            beginning    costs and     accounts-   Deductions-     at end
Description                                 of period     expenses     describe      describe     of period
-------------------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

    Reserves for uncollectible accounts      $ 1,359      $ 2,220     $  -         $ 1,710 (a)     $ 1,869
                                             =======      =======     =======      =======         =======

RESERVES NOT APPLIED AGAINST ASSETS:

    Operating reserves                       $11,405      $ 9,855     $  -         $ 9,610 (b)     $11,650
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



                            WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY                 SCHEDULE II
                                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                         YEAR ENDED DECEMBER 31, 2000
                                            (Thousands of Dollars)
-------------------------------------------------------------------------------------------------------------
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

                                                                      Charged to
                                            Balance at   Charged to     other                      Balance
                                            beginning    costs and     accounts-   Deductions-     at end
Description                                 of period     expenses     describe      describe     of period
-------------------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

    Reserves for uncollectible accounts      $ 1,640      $ 2,416     $  -         $ 2,170 (a)     $ 1,886
                                             =======      =======     =======      =======         =======

RESERVES NOT APPLIED AGAINST ASSETS:

    Operating reserves                       $ 7,188      $ 1,130     $  -         $ 1,558 (b)     $ 6,760
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

                                                                      Charged to
                                            Balance at   Charged to     other                      Balance
                                            beginning    costs and     accounts-   Deductions-     at end
Description                                 of period     expenses     describe      describe     of period
-------------------------------------------------------------------------------------------------------------
RESERVES DEDUCTED FROM ASSETS
 TO WHICH THEY APPLY:

    Reserves for uncollectible accounts      $    50      $ 4,564     $  -         $ 2,974 (a)     $ 1,640
                                             =======      =======     =======      =======         =======

RESERVES NOT APPLIED AGAINST ASSETS:

    Operating reserves                       $ 5,960      $ 3,085     $  -         $ 1,857 (b)     $ 7,188
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




                                 EXHIBIT INDEX


     Each document described below is incorporated by reference to the files of the SEC, unless the reference to the document is marked as follows:

     * - Filed with the 2000 Annual Report on Form 10-K for NU and herein incorporated by reference from the 2000 NU Form 10-K, File No. 1-5324 into the 2000 Annual Reports on Form 10-K for CL&P, PSNH, WMECO, and NAEC.

     # - Filed with the 2000 Annual Report on Form 10-K for NU and herein incorporated by reference from the 2000 NU Form 10-K, File No. 1-5324 into the 2000 Annual Report on Form 10-K for CL&P.

     @ - Filed with the 2000 Annual Report on Form 10-K for NU and herein incorporated by reference from the 2000 NU Form 10-K, File No. 1-5324 into the 2000 Annual Report on Form 10-K for PSNH.

     ** - Filed with the 2000 Annual Report on Form 10-K for NU and herein incorporated by reference from the 2000 NU Form 10-K, File No. 1-5324 into the 2000 Annual Report on Form 10-K for WMECO.

     ## - Filed with the 2000 Annual Report on Form 10-K for NU and herein incorporated by reference from the 2000 Form 10-K, File No. 1-5324 into the 2000 Annual Report on Form 10-K for NAEC.

Exhibit
Number                        Description

   2 Plan of acquisition, reorganization, arrangement, liquidation or succession

       2.1 Agreement and Plan of Merger (Exhibit 1 in NU's Current Report on Form 8-K dated June 14, 1999, File No. 1-5324)

       2.2 Agreement and Plan of Merger (Exhibit 1 to NU's Current Report on Form 8-K dated October 13, 1999, File No. 1-5324)

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

             3.3.2 By-laws of PSNH, as amended to November 1, 1993. (Exhibit 3.3.2, 1993 NU Form 10-K, File No. 1-5324)

       3.4   Western Massachusetts Electric Company

             3.4.1 Articles of Organization of WMECO, restated to February 23, 1995. (Exhibit 3.4.1, 1994 NU Form 10-K,
                      File No. 1-5324)

             3.4.2 By-laws of WMECO, as amended to April 1, 1999. (Exhibit 3.1, 1999 NU Form 10-Q for the Quarter Ended
                       June 30, 1999, File No. 1-5324)

             3.4.3 By-laws of WMECO, as further amended to May 1, 2000. (Exhibit 3.1, 2000 NU Form 10-Q for the Quarter Ended June 30, 2000, File No. 1-5324)

       3.5   North Atlantic Energy Corporation

             3.5.1 Articles of Incorporation of NAEC dated September 20, 1991. (Exhibit 3.5.1, 1993 NU Form 10-K, File No. 1-5324)

             3.5.2 Articles of Amendment dated October 16, 1991 and June 2, 1992, to Articles of Incorporation of NAEC. (Exhibit 3.5.2, 1993 NU Form 10-K, File No. 1-5324)

             3.5.3 By-laws of NAEC, as amended to November 8, 1993. (Exhibit 3.5.3, 1993 NU Form 10-K, File No. 1-5324)

             3.5.4 By-laws of NAEC, as amended to June 1, 2000. (Exhibit 3.1, 2000 NU Form 10-Q for the Quarter Ended September 30, 2000, File No. 1-5324)

   4 Instruments defining the rights of security holders, including indentures

       4.1   Northeast Utilities

             4.1.1 Indenture dated as of December 1, 1991, between Northeast Utilities and IBJ Schroder Bank & Trust Company, with respect to the issuance of Debt Securities. (Exhibit 4.1.1, 1991 NU Form 10-K, File No. 1-5324)

             4.1.2 First Supplemental Indenture dated as of December 1, 1991, between Northeast Utilities and IBJ Schroder Bank & Trust Company, with respect to the issuance of Series A Notes. (Exhibit 4.1.2, 1991 NU Form 10-K, File No. 1-5324)

             4.1.3 Second Supplemental Indenture dated as of March 1, 1992, between Northeast Utilities and IBJ Schroder Bank & Trust Company with respect to the issuance of 8.38% Amortizing Notes. (Exhibit 4.1.3, 1992 NU Form 10-K, File No. 1-5324)

             4.1.4 Credit Agreement among NU, CL&P, WMECO and the Co-Agents and Banks named therein, dated as of November 17, 2000, (includes Open End Mortgages), (Exhibit No. 2 on 35-CERT filed November 27, 2000, File No. 70-8875)

            *4.1.5 Term Loan Agreement among NU and the Banks named therein, dated as of March 1, 2000.

                    *4.1.5.1 First Amendment to Term Loan Agreement dated as of December 15, 2000.

             4.1.6 Indenture between NU and The Bank of New York, as Trustee, dated as of February 28, 2001, relating to Senior Notes (Exhibit A-1 to 35-CERT filed March 9, 2001, File No. 70-9535)

                     4.1.6.1 First Supplemental Indenture to the Indenture, dated as of February 28, 2001, between NU and The Bank of New York, as Trustee, relating to Floating Rate Notes Due 2003 (Exhibit A-2 to 35-CERT filed March 9, 2001, File No. 70-9535)

       4.2   The Connecticut Light and Power Company

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

             4.2.15  June 1, 1997.  (Exhibit 4.20, File No. 333-30911)

             4.2.16  June 1, 1997.  (Exhibit 4.2.17, 1997 NU Form 10-K, File
                     No. 1-5324)

             4.2.17  May 1, 1998.  (Exhibit 4.2.17, 1998 NU Form 10-K, File
                     No. 1-5324)

             4.2.18  May 1, 1998.  (Exhibit 4.2.18, 1998 NU Form 10-K, File
                     No. 1-5324)

             4.2.19 Financing Agreement between Industrial Development Authority of the State of New Hampshire and CL&P (Pollution Control Bonds, 1986 Series) dated as of December 1, 1986. (Exhibit C.1.47, 1986 NU Form U5S, File No. 30-246)

             4.2.20 Financing Agreement between Industrial Development Authority of the State of New Hampshire and CL&P (Pollution Control Bonds, 1988 Series) dated as of October 1, 1988. (Exhibit C.1.55, 1988 NU Form U5S, File No. 30-246)

             4.2.21 Loan and Trust Agreement among Business Finance Authority of the State of New Hampshire, CL&P and the Trustee (Pollution Control Bonds, 1992 Series A) dated as of December 1, 1992. (Exhibit C.2.33, 1992 NU Form U5S,
                     File No. 30-246)

             4.2.22 Loan Agreement between Connecticut Development Authority and CL&P (Pollution Control Bonds - Series A, Tax Exempt Refunding) dated as of September 1, 1993. (Exhibit 4.2.21, 1993 NU Form 10-K, File No. 1-5324)

             4.2.23 Loan Agreement between Connecticut Development Authority and CL&P (Pollution Control Bonds - Series B, Tax Exempt Refunding) dated as of September 1, 1993. (Exhibit 4.2.22, 1993 NU Form 10-K, File No. 1-5324)

             4.2.24 Amended and Restated Loan Agreement between Connecticut Development Authority and CL&P (Pollution Control Revenue Bond - 1996A Series) dated as of May 1, 1996, and Amended and Restated as of January 1, 1997. (Exhibit 4.2.24, 1996 NU Form 10-K, File No. 1-5324)

                     4.2.24.1 Amended and Restated Indenture of Trust between Connecticut Development Authority and the Trustee (CL&P Pollution Control Revenue Bond-1996A Series), dated as of May 1, 1996, and Amended and Restated as of January 1, 1997. (Exhibit 4.2.24.1, 1996 NU Form 10-K, File
                                No. 1-5324)

                    #4.2.24.2   Standby Bond Purchase Agreement among CL&P,
                                Bank of New York as Purchasing Agent and the
                                Banks Named therein, dated October 24, 2000.

                     4.2.24.3 AMBAC Municipal Bond Insurance Policy issued by the Connecticut Development Authority (CL&P Pollution Control Revenue Bond-1996A Series), effective January 23, 1997. (Exhibit 4.2.24.3, 1996 NU Form 10-K, File No. 1-5324)

             4.2.25  Amended and Restated Limited Partnership Agreement (CL&P
                     LP) among CL&P, NUSCO, and the persons who became limited partners of CL&P LP in accordance with the provisions thereof dated as of January 23, 1995 (MIPS). (Exhibit
                     A.1 (Execution Copy), File No. 70-8451)

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

       4.3   Public Service Company of New Hampshire

             4.3.1 First Mortgage Indenture dated as of August 15, 1978, between PSNH and First Fidelity Bank, National Association, New Jersey, now First Union National Bank, Trustee, (Composite including all amendments to May 16, 1991). (Exhibit 4.4.1, 1992 NU Form 10-K, File No.
                     1-5324)

                     4.3.1.1 Tenth Supplemental Indenture dated as of May 1, 1991, between PSNH and First Fidelity Bank, National Association, now First Union National Bank. (Exhibit 4.1, PSNH Current Report on
                               Form 8-K dated February 10, 1992, File No.
                               1-6392)

             4.3.3 Series A (Tax Exempt New Issue) PCRB Loan and Trust Agreement dated as of May 1, 1991. (Exhibit 4.2, PSNH Current Report on Form 8-K dated February 10, 1992, File No. 1-6392)

             4.3.4 Series B (Tax Exempt Refunding) PCRB Loan and Trust Agreement dated as of May 1, 1991. (Exhibit 4.3, PSNH Current Report on Form 8-K dated February 10, 1992, File No. 1-6392)

             4.3.5 Series C (Tax Exempt Refunding) PCRB Loan and Trust Agreement dated as of May 1, 1991. (Exhibit 4.4, PSNH Current Report on Form 8-K dated February 10, 1992, File No. 1-6392)

             4.3.6 Series D (Tax Exempt Refunding) Amended and Restated PCRB Loan and Trust Agreement dated as of April 1, 1999. (Exhibit 4.3.6, 1999 NU Form 10-K, File No. 1-5324)

             4.3.7 Series E (Tax Exempt Refunding) Amended and Restated PCRB Loan and Trust Agreement dated as of April 14, 1999. (Exhibit 4.3.7, 1999 NU Form 10-K, File No. 1-5324)

       4.4   Western Massachusetts Electric Company

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

  10   Material Contracts

       10.1 Stockholder Agreement dated as of July 1, 1964, among the stockholders of CYAPC. (Exhibit 10.1, 1994 NU Form 10-K, File No. 1-5324)

       10.2 Form of Power Contract dated as of July 1, 1964, between CYAPC and each of CL&P, HELCO, PSNH, and WMECO. (Exhibit 10.2, 1994 NU Form 10-K, File No. 1-5324)

             10.2.1 Form of Additional Power Contract dated as of April 30, 1984, between CYAPC and each of CL&P, PSNH and WMECO. (Exhibit 10.2.1, 1994 NU Form 10-K, File No. 1-5324)

             10.2.2 Form of 1987 Supplementary Power Contract dated as of April 1, 1987, between CYAPC and each of CL&P, PSNH and WMECO. (Exhibit 10.2.6, 1987 NU Form 10-K, File No. 1-5324)

       10.3 Capital Funds Agreement dated as of September 1, 1964, between CYAPC and CL&P, HELCO, PSNH, and WMECO. (Exhibit 10.3, 1994 NU Form 10-K, File No. 1-5324)

       10.4 Stockholder Agreement dated December 10, 1958, between YAEC and CL&P, HELCO, PSNH, and WMECO. (Exhibit 10.4, 1993 NU Form 10-K, File No. 1-5324)

       10.5 Form of Amendment No. 3, dated as of April 1, 1985, to Power Contract between YAEC and each of CL&P, PSNH and WMECO, including a composite restatement of original Power Contract dated June 30, 1959, and Amendment No. 1 dated April 1, 1975, and Amendment No. 2 dated October 1, 1980. (Exhibit 10.5, 1988 NU Form 10-K, File No. 1-5324.)

             10.5.1 Form of Amendment No. 4 to Power Contract, dated May 6, 1988, between YAEC and each of CL&P, PSNH and WMECO. (Exhibit 10.5.1, 1989 NU Form 10-K, File No. 1-5324)

             10.5.2 Form of Amendment No. 5 to Power Contract, dated June 26, 1989, between YAEC and each of CL&P, PSNH and WMECO. (Exhibit 10.5.2, 1989 NU Form 10-K, File No. 1-5324)

             10.5.3 Form of Amendment No. 6 to Power Contract, dated July 1, 1989, between YAEC and each of CL&P, PSNH and WMECO. (Exhibit 10.5.3, 1989 NU Form 10-K, File No. 1-5324)

             10.5.4 Form of Amendment No. 7 to Power Contract, dated February 1, 1992, between YAEC and each of CL&P, PSNH and WMECO. (Exhibit 10.5.4, 1993 NU Form 10-K, File No. 1-5324)

      10.6 Stockholder Agreement dated as of May 20, 1968, among stockholders of MYAPC. (Exhibit 10.6, 1997 NU Form 10-K, File No. 1-5324)

      10.7 Form of Power Contract dated as of May 20, 1968, between MYAPC and each of CL&P, HELCO, PSNH, and WMECO. (Exhibit 10.7, 1997 Form 10-K, File No. 1-5324)

             10.7.1 Form of Amendment No. 1 to Power Contract dated as of March 1, 1983, between MYAPC and each of CL&P, PSNH and WMECO. (Exhibit 10.7.1, 1993 NU Form 10-K, File No. 1-5324)

             10.7.2 Form of Amendment No. 2 to Power Contract dated as of January 1, 1984, between MYAPC and each of CL&P, PSNH and WMECO. (Exhibit 10.7.2, 1993 NU Form 10-K, File No. 1-5324)

             10.7.3 Form of Amendment No. 3 to Power Contract dated as of October 1, 1984, between MYAPC and each of CL&P, PSNH and WMECO. (Exhibit No. 10.7.3, 1994 NU Form 10-K, File
                     No. 1-5324)

             10.7.4 Form of Additional Power Contract dated as of February 1, 1984, between MYAPC and each of CL&P, PSNH and WMECO. (Exhibit 10.7.4, 1993 NU Form 10-K, File No. 1-5324)

      10.8 Capital Funds Agreement dated as of May 20, 1968, between MYAPC and CL&P, PSNH, HELCO, and WMECO. (Exhibit 10.8, 1997 NU Form 10-K, File No. 1-5324)

             10.8.1 Amendment No. 1 to Capital Funds Agreement, dated as of August 1, 1985, between MYAPC, CL&P, PSNH and WMECO. (Exhibit No. 10.8.1, 1994 NU Form 10-K, File No. 1-5324)

      10.9 Sponsor Agreement dated as of August 1, 1968, among the sponsors of VYNPC. (Exhibit 10.9, 1997 NU Form 10-K, File No. 1-5324)

      10.10 Form of Power Contract dated as of February 1, 1968, between VYNPC and each of CL&P, HELCO, PSNH, and WMECO. (Exhibit 10.10, 1997 NU Form 10-K, File No. 1-5324)

             10.10.1 Form of Amendment to Power Contract dated as of June 1, 1972, between VYNPC and each of CL&P, HELCO, PSNH and WMECO. (Exhibit 5.22, File No. 2-47038)

             10.10.2 Form of Second Amendment to Power Contract dated as of April 15, 1983, between VYNPC and each of CL&P, PSNH and WMECO. (Exhibit 10.10.2, 1993 NU Form 10-K,
                       File No. 1-5324)

             10.10.3 Form of Third Amendment to Power Contract dated as of April 24, 1985, between VYNPC and each of CL&P, PSNH and WMECO. (Exhibit No. 10.10.3, 1994 NU Form 10-K, File No. 1-5324)

             10.10.4 Form of Fourth Amendment to Power Contract dated as of June 1, 1985, between VYNPC and each of CL&P, PSNH and WMECO. (Exhibit No. 10.10.4, 1996 NU Form 10-K, File No. 1-5324)

             10.10.5 Form of Fifth Amendment to Power Contract dated as of May 6, 1988, between VYNPC and each of CL&P, PSNH and WMECO. (Exhibit 10.10.5, 1990 NU Form 10-K, File No. 1-5324)

             10.10.6 Form of Sixth Amendment to Power Contract dated as of May 6, 1988, between VYNPC and each of CL&P, PSNH and WMECO. (Exhibit 10.10.6, 1990 NU Form 10-K, File No. 1-5324)

             10.10.7 Form of Seventh Amendment to Power Contract dated as of June 15, 1989, between VYNPC and each of CL&P, PSNH and WMECO. (Exhibit 10.10.7, 1990 NU Form 10-K, File No. 1-5324)

             10.10.8 Form of Eighth Amendment to Power Contract dated as of December 1, 1989, between VYNPC and each of CL&P, PSNH and WMECO. (Exhibit 10.10.8, 1990 NU Form 10-K, File No. 1-5324)

             10.10.9   Form of Additional Power Contract dated as of
                       February 1, 1984, between VYNPC and each of CL&P, PSNH and WMECO. (Exhibit 10.10.9, 1993 NU Form 10-K, File No. 1-5324)

      10.11 Capital Funds Agreement dated as of February 1, 1968, between VYNPC and CL&P, HELCO, PSNH and WMECO. (Exhibit 10.11, 1997 NU Form 10-K, File No. 1-5324)

             10.11.1 Form of First Amendment to Capital Funds Agreement dated as of March 12, 1968, between VYNPC and CL&P, HELCO, PSNH, and WMECO. (Exhibit 10.11.1, 1997 NU Form 10-K, File No. 1-5324)

             10.11.2 Form of Second Amendment to Capital Funds Agreement dated as of September 1, 1993, between VYNPC and CL&P, HELCO, PSNH, and WMECO. (Exhibit 10.11.2, 1993 NU Form 10-K, File No. 1-5324)

      10.12 PSA for the Millstone Power Station dated as of August 7, 2000, by and among CL&P and WMECO as Sellers and Dominion as Buyer. (Exhibit 10.1, 2000 NU Form 10-Q for the Quarter ended June 30, 2000, File No. 1-5324)

      10.13 Amended and Restated Millstone Plant Agreement dated as of December 1, 1984, by and among CL&P, WMECO and NNECO. (Exhibit 10.12, 1994 NU Form 10-K, File No. 1-5324)

      10.14 Sharing Agreement dated as of September 1, 1973, with respect to 1979 Connecticut nuclear generating unit (Millstone 3). (Exhibit 6.43, File No. 2-50142)

             10.14.1 Amendment dated August 1, 1974, to Sharing Agreement - 1979 Connecticut Nuclear Unit. (Exhibit 5.45, File No. 2-52392)

             10.14.2   Amendment dated December 15, 1975, to Sharing Agreement
                       - 1979 Connecticut Nuclear Unit. (Exhibit 7.47, File No. 2-60806)

             10.14.3 Amendment dated April 1, 1986, to Sharing Agreement - 1979 Connecticut Nuclear Unit. (Exhibit 10.17.3, 1990 NU Form 10-K, File No. 1-5324)

      10.15 Agreement dated July 19, 1990, among NAESCO and Seabrook Joint owners with respect to operation of Seabrook. (Exhibit 10.53, 1990 NU Form 10-K, File No. 1-5324)

      10.16 Sharing Agreement between CL&P, WMECO, HP&E, HWP, and PSNH dated as of June 1, 1992. (Exhibit 10.17, 1992 NU Form 10-K, File No. 1-5324)

      10.17 Rate Agreement by and between NUSCO, on behalf of NU, and the Governor of the State of New Hampshire and the New Hampshire Attorney General dated as of November 22, 1989. (Exhibit 10.44, 1989 NU Form 10-K, File No. 1-5324)

             10.17.1   First Amendment to Rate Agreement dated as of
                       December 5, 1989.  (Exhibit 10.16.1, 1995 NU Form 10-K,
                       File No. 1-5324)

             10.17.2   Second Amendment to Rate Agreement dated as of
                       December 12, 1989.  (Exhibit 10.16.2, 1995 NU Form 10-K,
                       File No. 1-5324)

             10.17.3   Third Amendment to Rate Agreement dated as of
                       December 3, 1993.  (Exhibit 10.16.3, 1995 NU Form 10-K,
                       File No. 1-5324)

             10.17.4   Fourth Amendment to Rate Agreement dated as of
                       September 21, 1994.  (Exhibit 10.16.4, 1995 NU Form 10-K,
                       File No. 1-5324)

             10.17.5   Fifth Amendment to Rate Agreement dated as of
                       September 9, 1994.  (Exhibit 10.16.5, 1995 NU Form 10-K,
                       File No. 1-5324)

      10.18 Agreement to Settle PSNH Restructuring (Exhibit 10.2, 1999 NU Form 10-Q for the Quarter Ended June 30, 1999, File No. 1-5324)

      10.19 Merger Settlement Agreement between NU, Con Edison and NHPUC dated as of December 6, 2000. (Exhibit O.1, to NU's U-1 Application, File No. 70-9711)

      10.20 Form of Seabrook Power Contract between PSNH and NAEC, as amended and restated. (Exhibit 10.45, 1992 NU Form 10-K, File No. 1-5324)

      10.21 Agreement (composite) for joint ownership, construction and operation of New Hampshire nuclear unit, as amended through the November 1, 1990 twenty-third amendment. (Exhibit No. 10.17, 1994 NU Form 10-K, File No. 1-5324)

             10.21.1 Memorandum of Understanding dated November 7, 1988, between PSNH and Massachusetts Municipal Wholesale Electric Company (Exhibit 10.17, PSNH 1989 Form 10-K, File No. 1-6392)

             10.21.2 Agreement of Settlement among Joint Owners dated as of January 13, 1989. (Exhibit 10.13.21, 1988 NU Form 10-K,
                       File No. 1-5324)

                       10.21.2.1 Supplement to Settlement Agreement, dated as of February 7, 1989, between PSNH and CMP. (Exhibit 10.18.1, PSNH 1989 Form 10-K, File No. 1-6392)

      10.22 Amended and Restated Agreement for Seabrook Project Disbursing Agent dated as of November 1, 1990. (Exhibit 10.4.7, File
             No. 33-35312)

             10.22.1 Form of First Amendment to Exhibit 10.22. (Exhibit 10.4.8, File No. 33-35312)

             10.22.2 Form (Composite) of Second Amendment to Exhibit 10.22. (Exhibit 10.18.2, 1993 NU Form 10-K, File No. 1-5324)

      10.23 Agreement dated November 1, 1974, for Joint Ownership, Construction and Operation of William F. Wyman Unit No. 4 among PSNH, CMP and other utilities. (Exhibit 5.16, File No. 2-52900)

             10.23.1 Amendment to Exhibit 10.23 dated June 30, 1975. (Exhibit 5.48, File No. 2-55458)

             10.23.2 Amendment to Exhibit 10.23 dated as of August 16, 1976. (Exhibit 5.19, File No. 2-58251)

             10.23.3 Amendment to Exhibit 10.23 dated as of December 31, 1978. (Exhibit 5.10.3, File No. 2-64294)

      10.24 Form of Service Contract dated as of July 1, 1966, between each of NU, CL&P and WMECO and the Service Company. (Exhibit 10.20, 1993 NU Form 10-K, File No. 1-5324)

             10.24.1 Service Contract dated as of June 5, 1992, between PSNH and the Service Company. (Exhibit 10.12.4, 1992 NU Form 10-K, File No. 1-5324)

             10.24.2 Service Contract dated as of June 5, 1992, between NAEC and the Service Company. (Exhibit 10.12.5, 1992 NU Form 10-K, File No. 1-5324)

             10.24.3 Form of Service Agreement dated as of June 29, 1992, between PSNH and NAESCO, and the First Amendment thereto. (Exhibits B.7 and B.7.1, File No. 70-7787)

             10.24.4 Form of Annual Renewal of Service Contract. (Exhibit 10.20.3, 1993 NU Form 10-K, File No. 1-5324)

      10.25 Memorandum of Understanding between CL&P, HELCO, HP&E, HWP, and WMECO dated as of June 1, 1970, with respect to pooling of generation and transmission. (Exhibit 13.32, File No. 2-38177)

             10.25.1 Amendment to Memorandum of Understanding between CL&P, HELCO, HP&E, HWP, and WMECO dated as of February 2, 1982, with respect to pooling of generation and transmission. (Exhibit 10.21.1, 1993 NU Form 10-K, File No. 1-5324)

             10.25.2 Amendment to Memorandum of Understanding between CL&P, HELCO, HP&E, HWP, and WMECO dated as of January 1, 1984, with respect to pooling of generation and transmission. (Exhibit 10.21.2, 1994 NU Form 10-K, File No. 1-5324)

             10.25.3 Second Amendment to Memorandum of Understanding between CL&P, HELCO, HP&E, HWP, and WMECO dated as of June 8, 1999, with respect to pooling of generation and transmission. (Exhibit 10.23.3, 1999 NU Form 10-K,
                       File No. 1-5324)

     *10.26 Restated NEPOOL Power Pool Agreement (restated by the sixty-ninth Agreement dated as of December 31, 2000, and includes the Restated NEPOOL Open Access Transmission Tariff

             10.26.1 Form of Interim ISO Agreement (Attachment to Thirty-third Amendment to Exhibit 10.26 dated as of December 31, 1996). (Exhibit 10.23.6, 1996 NU Form
                       10-K, File No. 1-5324)

      10.27 Agreements among New England Utilities with respect to the Hydro-Quebec interconnection projects. (See Exhibits 10(u) and 10(v); 10(w), 10(x), and 10(y), 1990 and 1988, respectively, Form 10-K of New England Electric System, File No. 1-3446.)

      10.28 Trust Agreement dated February 11, 1992, between State Street Bank and Trust Company of Connecticut, as Trustor, and Bankers Trust Company, as Trustee, and CL&P and WMECO, with respect to Niantic Bay Fuel Trust. (Exhibit 10.23, 1991 NU Form 10-K, File No. 1-5324)

             10.28.1 Nuclear Fuel Lease Agreement dated as of February 11, 1992, between Bankers Trust Company, Trustee, as Lessor, and CL&P and WMECO, as Lessees. (Exhibit 10.23.1, 1991 NU Form 10-K, File No. 1-5324)

             10.28.2 Modification and Amendment to Nuclear Fuel Lease Agreement dated as of May 17, 1999, between Bankers Trust Company, Trustee, as Lessor, and CL&P and WMECO, as Lessees. (Exhibit 10.26.2, 1999 NU Form 10-K,
                       File No. 1-5324)

      10.29 Simulator Financing Lease Agreement, dated as of May 2, 1985, by and between The Prudential Insurance Company of America and NNECO. (Exhibit No. 10.26, 1994 NU Form 10-K, File No. 1-5324)

      10.30 Lease dated as of April 14, 1992, between The Rocky River Realty Company (RRR) and NUSCO with respect to the Berlin, Connecticut headquarters (office lease). (Exhibit 10.29, 1992 NU Form 10-K, File No. 1-5324)

             10.30.1 Lease dated as of April 14, 1992, between RRR and NUSCO with respect to the Berlin, Connecticut headquarters (project lease). (Exhibit 10.29.1, 1992 NU Form 10-K, File No. 1-5324)

      10.31 Lease and Agreement, dated as of December 15, 1988, by and between WMECO and Bank of New England, N.A., with BNE Realty Leasing Corporation of North Carolina. (Exhibit 10.63, 1988 NU Form 10-K, File No. 1-5324.)

      10.32 Note Agreement dated April 14, 1992, by and between RRR and Purchasers named therein (Connecticut General Life Insurance Company, Life Insurance Company of North America, INA Life Insurance Company of New York, Life Insurance Company of Georgia), with respect to RRR's sale of $15 million of guaranteed senior secured notes due 2007 and $28 million of guaranteed senior secured notes due 2017. (Exhibit 10.52, 1992 NU Form 10-K,
             File No. 1-5324)

             10.32.1 Amendment to Note Agreement, dated September 26, 1997. (Exhibit 10.31.1, 1997 NU Form 10-K, File No. 1-5324)

             10.32.2 Note Guaranty dated April 14, 1992, by Northeast Utilities pursuant to Note Agreement dated April 14, 1992, between RRR and Note Purchasers, for the benefit of The Connecticut National Bank as Trustee, the Purchasers and the owners of the notes. (Exhibit 10.52.1, 1992 NU Form 10-K, File No. 1-5324)

                       10.32.2.1  Extension of Note Guaranty, dated
                                  September 26, 1997.  (Exhibit 10.31.2.1,
                                  1997 NU Form 10-K, File No. 1-5324)

             10.32.3 Assignment of Leases, Rents and Profits, Security Agreement and Negative Pledge, dated as of April 14, 1992, among RRR, NUSCO and The Connecticut National Bank as Trustee, securing notes sold by RRR pursuant to April 14, 1992, Note Agreement. (Exhibit 10.52.2,
                       1997 NU Form 10-K, File No. 1-5324)

                       10.32.3.1 Modification of and Confirmation of Assignment of Leases, Rents and
                                  Profits, Security Agreement and Negative
                                  Pledge, dated as of September 26, 1997.
                                  (Exhibit 10.31.3.1, 1997 NU Form 10-K,
                                  File No. 1-5324)

             10.32.4 Purchase and Sale Agreement, dated July 28, 1997, by and between RRR and the Sellers and Purchasers named therein. (Exhibit 10.31.4, 1997 NU Form 10-K, File No. 1-5324)

             10.32.5 Purchase and Sale Agreement, dated September 26, 1997, by and between RRR and the Purchaser named therein. (Exhibit 10.31.5, 1992 NU Form 10-K, File No. 1-5324)

      10.33  Master Trust Agreement dated as of September 2, 1986, between
             CL&P and WMECO and Colonial Bank as Trustee, with respect to reserve funds for Millstone 1 decommissioning costs. (Exhibit No. 10.32, 1996 NU Form 10-K, File No. 1-5324)

             10.33.1 Notice of Appointment of Mellon Bank, N.A. as Successor Trustee, dated November 20, 1990, and Acceptance of Appointment. (Exhibit 10.41.1, 1992 NU Form 10-K, File No. 1-5324)

      10.34 Master Trust Agreement dated as of September 2, 1986, between CL&P and WMECO and Colonial Bank as Trustee, with respect to reserve funds for Millstone 2 decommissioning costs. (Exhibit No. 10.33, 1996 NU Form 10-K, File No. 1-5324)

             10.34.1 Notice of Appointment of Mellon Bank, N.A. as Successor Trustee, dated November 20, 1990, and Acceptance of Appointment. (Exhibit 10.42.1, 1992 NU Form 10-K, File No. 1-5324)

      10.35 Master Trust Agreement dated as of April 23, 1986, between CL&P and WMECO and Colonial Bank as Trustee, with respect to reserve funds for Millstone 3 decommissioning costs. (Exhibit No. 10.34, 1996 NU Form 10-K, File No. 1-5324)

             10.35.1 Notice of Appointment of Mellon Bank, N.A. as Successor Trustee, dated November 20, 1990, and Acceptance of Appointment. (Exhibit 10.43.1, 1992 NU Form 10-K,
                       File No. 1-5324)

      10.36 Rights Agreement dated as of February 23, 1999, between Northeast Utilities and NUSCO, as Rights Agent (Exhibit 1 to NU's Registration Statement on Form 8-A, filed on 4/12/99, File No. 001-05324).

             10.36.1 Amendment to Rights Agreement (Exhibit 3 to NU's Current Report on Form 8-K dated October 13, 1999, File No. 1-5324).

      10.37 NU Executive Incentive Plan, effective as of January 1, 1991. (Exhibit 10.44, NU 1991 Form 10-K, File No. 1-5324)

             10.37.1 NU Incentive Plan, effective as of January 1, 1998. (Exhibit 10.35.1, 1998 NU Form 10-K, File No. 1-5324)

                      10.37.1.1 Amendment to Exhibit 10.37.1, effective as of February 23, 1999. (Exhibit 10.35.1.1, 1998 NU
                                 Form 10-K, File No. 1-5324)

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

             10.40.2 Loan Agreement dated as of March 19, 1992 by and between NU and Mellon Bank, N.A., as Trustee, with respect to NU's loan of $75 million to the ESOP Trust. (Exhibit 10.49.1, 1992 NU Form 10-K, File No. 1-5324)

             10.40.3 Second Amendment to Exhibit 10.40 dated April 9, 1992. (Exhibit 10.36.3, 1993 NU Form 10-K, File No. 1-5324)

      10.41 Employment Agreement with Michael G. Morris. (Exhibit 10.39, 1997 NU Form 10-K, File No. 1-5324)

             10.40.1 Amendment to Exhibit 10.41, dated as of February 23, 1999. (Exhibit 10.39.1, 1998 NU Form 10-K, File No.
                      1-5324)

      10.42 Transition and Retirement Agreement with Bernard M. Fox. (Exhibit 10.39, 1996 NU Form 10-K, File No. 1-5324)

      10.43 Employment Agreement with Bruce D. Kenyon. (Exhibit 10.40, 1996 NU Form 10-K, File No. 1-5324)

             10.43.1 Amendment to Exhibit 10.43, dated as of January 13, 1998. (Exhibit 10.41.1, 1998 NU Form 10-K, File No. 1-5324)

             10.43.2 Amendment to Exhibit 10.43, dated as of February 23, 1999. (Exhibit 10.41.2, 1998 NU Form 10-K, File No. 1-5324)

             10.43.3 Amendment to Exhibit 10.43, dated as of March 21, 1999. (Exhibit 10.1, 1999 NU Form 10-Q for the Quarter Ended March 31,1999, File No. 1-5324)

             10.43.4 Amendment to Exhibit 10.43, dated as of May 14, 2000. (Exhibit 10.3, 2000 NU Form 10-Q for the Quarter Ended June 30, 2000, File No. 1-5324)

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

             10.45.1 Amendment to Exhibit 10.45, dated as of January 13, 1998. (Exhibit 10.43.1, 1998 NU Form 10-K, File
                      No. 1-5324)

             10.45.2 Amendment to Exhibit 10.45, dated as of February 23, 1999. (Exhibit 10.43.2, 1998 NU Form 10-K, File No.
                      1-5324)

         #@**10.45.3  Separation Agreement with Hugh C. MacKenzie, dated as of December 20, 2000.

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

      10.50 Reciprocal Support Agreement Among NNECO, NAESCO, CYAPC, YAEC, and NUSCO dated January 1, 1996. (Exhibit 10.41, 1995 NU Form 10-K, File No. 1-5324)

      10.51 Receivables Purchase and Sale Agreement (CL&P and CL&P Receivables Corporation [CRC]), dated as of September 30, 1997. (Exhibit 10.49, 1997 NU Form 10-K, File No. 1-5324)

             10.51.1 Amendment to Exhibit 10.51 dated September 29, 1998. (Exhibit 10.49.1, 1998 NU Form 10-K, File No. 1-5324)

             10.51.2 Amendment to Exhibit 10.51 dated September 28, 1999. (Exhibit C.10.3, 1999 NU Form U5S, File No. 30-246)

            #10.51.3  Amendment to Exhibit 10.51 dated September 27, 2000.

             10.51.4 Purchase and Contribution Agreement (CL&P and CRC), dated as of September 30, 1997. (Exhibit 10.49.1, 1997 NU Form 10-K, File No. 1-5324)

     *10.52 Confirmation Agreement between Credit Suisse First Boston and NU, dated as of January 2, 2001.

      10.53 Confirmation Agreement between Bank One and NU, dated as of December 9, 1999. (Exhibit 10.56, 1999 NU Form 10-K, File No. 1-5324)

            *10.53.1 First Amendment to Confirmation Agreement, dated as of January 1, 2001.

     *10.54  Credit Agreement dated as of March 9, 2000, among NGC as
             Borrower and the Initial Lenders Named Therein as Initial Lenders and Citibank, N.A. as Administrative and Collateral Agent and Depository Bank.

            *10.54.1  Amendment No. 1 to Exhibit 10.54, dated as of July 27,
                      2000.

            *10.54.2 Amendment No. 2 to Exhibit 10.54, dated as of November 22, 2000.

     *10.55 Tranche B Mortgage dated as of March 9, 2000, among NGC and Citibank, N.A.

      10.56 Indenture of Mortgage and Deed of Trust dated July 1, 1989, between Yankee and the Connecticut National Bank, as Trustee (Exhibit 4.7, 1990 Yankee Form 10-K, File No. 0-10721)

      10.57 Credit Agreement dated as of February 2, 1995, by and among Yankee and the Bank of New York as Agent (Exhibit 10.18, 1995 Yankee Form 10-K, File No. 0-10721)

  13 Annual Report to Security Holders (Each of the Annual Reports is filed only with the Form 10-K of that respective registrant.)

      13.1   Annual Report of CL&P.

      13.2   Annual Report of WMECO.

      13.3   Annual Report of PSNH.

      13.4   Annual Report of NAEC.

 *21  Subsidiaries of the Registrant.




                     MANAGEMENT'S DISCUSSION AND ANALYSIS


                             FINANCIAL CONDITION


OVERVIEW

Northeast Utilities (NU or the company) reported year end 2000 earnings before extraordinary items of $205.3 million, or $1.45 per share on a fully diluted basis, compared with earnings of $34.2 million, or $0.26 per share, in 1999 and a loss of $146.8 million, or $1.12 per share in 1998. Because of extraordinary charges totaling $233.9 million after-tax, NU reported a net loss of $28.6 million, or $0.20 per share, on a fully diluted basis, for the year. These extraordinary charges are associated with the impacts of industry restructuring and the discontinuation of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The most significant write-off occurred at Public Service Company of New Hampshire (PSNH) during the fourth quarter as a result of the "Agreement to Settle PSNH Restructuring" (Settlement Agreement) with the State of
New Hampshire.

Increases in competitive energy subsidiaries' sales pushed total NU revenues to a record $5.9 billion in 2000, up 31 percent from $4.47 billion in 1999. Revenues were $3.77 billion in 1998. The growth in competitive energy subsidiaries' revenues more than offset a 5 percent retail rate decrease on January 1, 2000, for customers of The Connecticut Light and Power Company (CL&P) and a 5 percent rate reduction on October 1, 2000, for PSNH retail customers. Regulated retail electric sales increased by 0.8 percent in 2000, as compared to 1999, primarily due to economic growth in NU's service territories. However, retail electric sales would have increased 1.9 percent had it not been for mild summer temperatures.

Many areas of the Northeast Utilities system (NU system) contributed to the better operating performance in 2000. The most significant improvement occurred at CL&P, NU's largest operating subsidiary. CL&P's earnings totaled $148.1 million in 2000, compared with a loss of $13.6 million in 1999 and $195.7 million in 1998. The 2000 results represented CL&P's first annual profit since 1995. CL&P benefited from the return to service of the Millstone 2 unit in May 1999 and the strong performance of the Millstone 2 and 3 units in 2000. Millstone 2 operated at a capacity factor of 82 percent in 2000, while Millstone 3 operated at a capacity factor of virtually 100 percent in 2000. However, management projects that CL&P's earnings will decline in 2001 as a result of the expected sale of CL&P's share of the Millstone units, other rate adjustments and the pending resolution of the over-earnings docket. Although CL&P's earnings are expected to decline, its return on equity is not expected to be compromised.

NU's competitive energy subsidiaries achieved a significant improvement in operating results in 2000 over 1999. The competitive energy subsidiaries contributed $13.6 million before extraordinary charges in 2000 toward NU's consolidated earnings, compared with a net loss of $37 million in 1999. During 2000, the Holyoke Water Power Company (HWP) recorded an extraordinary charge of $19.7 million after-tax, or $0.14 per share, as a result of the discontinuation of SFAS No. 71 for certain hydroelectric generation assets.

Absent the extraordinary charge, PSNH earned $67.6 million in 2000, compared with $84.2 million in 1999 and $91.7 million in 1998. North Atlantic Energy Corporation (NAEC) earned $32.5 million in 2000, compared with $29.6 million in 1999 and $29.5 million in 1998. Operating earnings at PSNH and NAEC are expected to decline significantly after the first quarter of 2001, as a result of the retail rate reductions and capital redeployment that will accompany the introduction of industry restructuring in New Hampshire.

Similar to CL&P, Western Massachusetts Electric Company (WMECO) also experienced a significant improvement in operating results in 2000, primarily as a result of the return to service of Millstone 2 and the absence of restructuring charges. In 2000, WMECO earned $35.3 million, compared with $2.9 million in 1999 and a loss of $9.6 million in 1998.

NU projects earnings will be between $1.40 per share and $1.60 per share during 2001, not including significant nonrecurring gains and losses.

CONSOLIDATED EDISON, INC. MERGER

In 2000, NU and Consolidated Edison, Inc. (Con Edison) received most of the approvals needed to complete the merger announced in October 1999. Shareholders from both companies approved the merger in April 2000, and all state regulatory approvals were granted by the end of the year. Additionally, the Federal Energy Regulatory Commission (FERC) approved the merger in May 2000, the Nuclear Regulatory Commission approved the transaction in August 2000, and the United States Department of Justice approved the merger in February 2001. Necessary approval from the Securities and Exchange Commission
(SEC) was expected to be received in mid-March 2001.

On February 28, 2001, NU's Board of Trustees requested that Con Edison provide reasonable assurance, in writing, that it intended to comply with the terms of the definitive merger agreement between the two companies. This included assurances that Con Edison would consummate the pending merger at the price set forth in the agreement promptly following the receipt of SEC approval.
The original request for assurance was to be received by March 2, 2001, however that date was later extended to March 5, 2001. On March 5, 2001, Con Edison advised NU that it was not willing to close the merger on the agreed terms.
NU notified Con Edison that it was treating its refusal to proceed on the terms set forth in the merger agreement as a repudiation and breach of the merger agreement, and that NU would file suit to obtain the benefits of the transaction as negotiated for NU shareholders. On March 6, 2001, Con Edison filed suit in the U.S. District Court for the Southern District of New York (Southern District), seeking declaratory judgment that NU failed to satisfy conditions precedent under the merger agreement. On March 12, 2001, NU filed suit against Con Edison in the Southern District seeking damages in excess of $1 billion arising from Con Edison's breach of the merger agreement. NU cannot predict the outcome of this matter nor its effect on NU.

Under the terms of the proposed transaction, had it proceeded to closing, NU shareholders would have received a base price of $25 per share, in a combination of cash and Con Edison common stock, plus $0.0034 per share per day, or approximately $0.10 per share per month, for each day that the merger did not close after August 5, 2000. Additionally, NU shareholders would have received another $1 per share as a result of a recommendation by the Connecticut Department of Public Utility Control's (DPUC) Utility Operations Management Analysis Unit that the DPUC accept the results of the Millstone auction that were announced on August 7, 2000. The DPUC approved the sale in January 2001. The $25 per share base price, the $0.0034 per share per day compensation and the additional $1 per share resulting from the Millstone auction would have been subject to the collar mechanism described in the merger proxy statement dated February 29, 2000, to the extent NU shareholders received Con Edison stock. Assuming that Con Edison's stock price had averaged between $36 and $46 per share during the applicable pricing period, as defined, NU shareholders would have received approximately $26.84 per share, were the merger to have closed on April 10, 2001.

YANKEE ENERGY SYSTEM, INC. MERGER

On March 1, 2000, NU completed its acquisition of Yankee Energy System, Inc. (Yankee), the parent company of Connecticut's largest natural gas distribution company. Under the terms of the merger, NU issued approximately 11.1 million NU common shares and paid $261.4 million of cash to Yankee's shareholders.
As expected, the transaction was dilutive for NU earnings per share in 2000, in part because the merger was closed at the end of the winter heating season and near the end of Yankee's strongest earnings period. Yankee lost $0.7 million during the 10 months of 2000 it has been part of the NU system. Substantially better financial results are anticipated in 2001 during which Yankee's operations will include the months of January and February.
Yankee anticipates filing a rate case in the second quarter of 2001.

On August 9, 2000, Yankee Gas Services Company (Yankee Gas) was ordered by the DPUC to file a rate application. This review of Yankee Gas' rates is required under Connecticut law because four years have passed since its last rate review. In accordance with the most recent schedule approved by the DPUC, Yankee Gas filed a cost of service study on February 14, 2001, which reflected a historical test year ending September 30, 2000. Yankee Gas has asked the DPUC to approve a schedule that would call for Yankee Gas to file a letter of intent in May 2001, and its full filing in July 2001.

LIQUIDITY

NU's net cash flows provided by operating activities declined slightly to $578.4 million in 2000 compared with $614.2 million in 1999 and $663.3 million in 1998. Industry restructuring in Connecticut which required retail rate cuts reduced cash flows from operating activities. Industry restructuring resulted in a reduction of depreciation and amortization expense of $382.8 million for the year, as compared to 1999. Changes in working capital, primarily a decrease in accrued taxes and an increase in prepayments and other, also decreased cash flows from operating activities. The increase in prepayments and other is primarily due to increases in prepaid property taxes. In addition, an increase in prepaid pension, which is a component of other sources and uses, contributed to the decrease in cash flows from operating activities. Those factors were partially offset by a $162.5 million increase in income after interest charges for the year ended December 31, 2000, compared with the same period in 1999. Cash flows from operations, however, was more than adequate to meet the payment of the NU system's common and preferred dividends ($71.6 million) and investments in electric and other utility plant, nuclear fuel and nuclear decommissioning trusts ($453.6 million). The level of common dividends totaled $57.4 million in 2000, as compared to $13.2 million paid in 1999 and no cash dividends in 1998. This increase was a result of NU paying a $0.10 per share quarterly common dividend for all of 2000, as compared to only the fourth quarter of 1999. The level of preferred dividends decreased to $14.2 million in 2000, compared with $22.8 million in 1999 and $26.4 million in 1998, reflecting NU's ongoing effort to reduce preferred stock outstanding. The NU system companies currently forecast construction expenditures ranging from $395 million to $420 million for the year 2001.

The transfer of 1,289 megawatts (MW) of hydroelectric generation assets to Northeast Generation Company (NGC), an affiliated company, from CL&P and WMECO in March 2000, produced a significant source of cash for CL&P and WMECO. NGC financed the transfer with a short-term credit agreement collateralized by the generation assets transferred and an equity infusion from NU. CL&P and WMECO used this cash to retire long-term debt, preferred stock and to return equity capital to the parent company. Consolidated financing activities for 2000 included $812.3 million for the retirement of long-term debt and preferred stock, compared with $864 million for 1999.

Aside from the NGC borrowings, the largest new financing for the NU system in 2000 was the borrowing of $263 million to finance the cash portion of the Yankee acquisition. NU refinanced that borrowing on February 28, 2001, when it issued $263 million of two-year variable-rate notes. Based on the initial rate of those notes, NU expects to save more than $1 million annually as a result of the refinancing.

The NU system also renewed a series of other borrowing facilities over the course of 2000. In November 2000, NU parent increased its revolving credit agreement to $400 million from $350 million, primarily to meet Select Energy Inc.'s (Select Energy) increased working capital needs to support a rapidly growing level of business. NU parent provides credit assurance in the form of guarantees, letters of credit, performance guarantees, and other assurances for the financial performance obligations of certain of its competitive energy subsidiaries, particularly Select Energy. Also in November 2000, CL&P and WMECO reduced their revolving credit agreement to $350 million from $500 million to reflect lower borrowing needs post-restructuring, NAEC renewed its $200 million term credit agreement for 364 days, and Yankee Gas renewed a $60 million revolving credit agreement. All of those facilities were renewed with more favorable terms as a result of the NU system's improving credit profile. In April 2000, Moody's Investors Service (Moody's) upgraded its credit ratings for NU, PSNH and NAEC, and in October 2000, Fitch IBCA (Fitch) upgraded its credit ratings for PSNH and NAEC. In January 2001, Moody's and Standard and Poor's upgraded their credit ratings for NU, CL&P, PSNH, WMECO, and NAEC, primarily as a result of the New Hampshire Supreme Court's decision to uphold that state's restructuring plan, the anticipated sale of the Millstone units and NU's general financial recovery. In February 2001, Fitch upgraded its credit ratings for NU, CL&P and WMECO. These upgrades return NU's unsecured debt to investment grade ratings for the first time in five years and will save the NU system in excess of $4.7 million annually in financing costs.

For further information regarding the NU system's borrowing facilities, see
Note 2, "Short-Term Debt," to the consolidated financial statements.

PSNH terminated its $75 million revolving credit agreement in April 1999 and continues to fund its operations and capital program with cash on hand and operating cash flows. In August and September 2000, PSNH repaid $109.2 million of variable-rate taxable pollution control bonds from cash on hand. PSNH also paid a $50 million common dividend to NU on October 2, 2000, PSNH's first common dividend to NU since February 1997. Despite those cash outflows, PSNH maintained $115.1 million of cash on hand as of December 31, 2000.

On January 2, 2001, NU modified its forward share purchase arrangements for approximately 10 million NU common shares. To initially effect these arrangements, the financial institutions (counterparties) purchased approximately 10 million NU common shares on the open market in December 1999 and January 2000, in a total aggregate amount of $215 million at an average price of $21.26. The counterparties maintain ownership of the shares until the transactions are settled. NU will continue to accrue charges on the total aggregate amount at LIBOR plus an agreed upon percentage per annum until the transactions are settled. These transactions can be settled in cash or NU common shares at the company's discretion. NU expects to repurchase the shares from the counterparties in the first half of 2001 with proceeds from restructuring. However, if prior to the settlement date, NU's share price falls below $18.06 per share, NU may be required to provide the counterparties with additional collateral. This amount has been classified as temporary equity from stock forward on NU's consolidated balance sheets at December 31, 2000 and 1999.

For further information regarding the forward share purchase arrangements, see Note 1C, "Summary of Significant Accounting Policies - New Accounting Standards," to the consolidated financial statements.

In 2001, NU expects to reduce the capitalization of its regulated electric operating companies significantly as a result of continued asset sales and securitization of stranded costs. CL&P, PSNH and WMECO expect to receive gross proceeds of $843.2 million, $26 million and $196.2 million, respectively, as a result of the sale of their ownership interests in the Millstone units to Dominion Resources, Inc. (Dominion). This sale is expected to close as early as the end of March 2001. The cash proceeds are expected to be used to repay subsidiary debt and capital lease obligations and to return equity capital to the parent company.

By the end of 2002, PSNH expects to complete the auction of approximately 1,200 MW of fossil and hydroelectric generation assets, as well as CL&P's and NAEC's share of the Seabrook Station nuclear unit (Seabrook). PSNH's restructuring settlement was predicated upon receiving approximately $400 million of net proceeds from those sales. Cash proceeds will be used to retire debt and to return equity capital to the parent company.

In November 2000, the DPUC approved CL&P's request to securitize an amount not to exceed $1.55 billion of approved, eligible stranded costs, primarily related to above-market purchased-power contracts and generation-related regulatory assets. CL&P plans to use approximately $400 million of those proceeds to reduce debt with the remaining proceeds to be used to buydown and buyout above-market purchased-power contracts and to return equity capital to the parent company. However, the Office of Consumer Counsel
(OCC) has appealed the securitization order to the Connecticut Superior Court. On March 1, 2001, CL&P and the OCC entered into an agreement to settle this issue. Under the agreement, pending DPUC approval, the OCC agreed to withdraw its appeal of the securitization order and not take any action that would affect the timing and amount of securitization financing to be undertaken. The DPUC approved the agreement on March 12, 2001. The OCC withdrew is appeal on March 16, 2001. Securitization for CL&P is expected to take place by the end of the first quarter 2001.

In September 2000, the New Hampshire Public Utilities Commission (NHPUC) approved a comprehensive restructuring settlement that allows PSNH to securitize up to $670 million of stranded costs. In January 2001, the New Hampshire Supreme Court upheld this restructuring order on appeal. However, one of the appellants indicated publicly it would request a review of the New Hampshire Supreme Court decision by the United States Supreme Court.
Such a request must be filed by May 1, 2001. Management believes that such an appeal would have a low probability of success, but cannot determine what effect it might have on the timing of the issuance of securitization bonds and the implementation of customer choice in New Hampshire. PSNH currently expects to work with the State of New Hampshire to issue securitization bonds early in the second quarter of 2001. Cash proceeds would be combined with cash on hand and used primarily to buydown the power contract between PSNH and NAEC, retire debt at the two companies of approximately $300 million and to return equity capital to the parent company from PSNH and NAEC of another $375 million.

During February 2001, the Massachusetts Department of Telecommunications and Energy (DTE) approved the securitization of $155 million of stranded costs
by WMECO.   A significant portion of those proceeds will be used to buyout a purchased-power contract with the remainder used to retire WMECO's debt and to return equity capital to the parent company. Securitization for WMECO is expected to take place early in the second quarter of 2001.

Should NU's regulated companies successfully complete the aforementioned asset sales and securitization transactions, between 1999 and 2002, these regulated companies would receive in excess of $5 billion of cash, including approximately $1.4 billion previously received related to the sale and transfer of CL&P's and WMECO's fossil and hydroelectric generation assets during 1999 and 2000. In total, management currently expects these operating subsidiaries to use these proceeds in four primary ways. More than $2 billion would be used to repay debt and preferred stock; more than $1 billion to buyout and buydown high-cost purchased-power contracts; approximately $600 million to pay taxes on gains from the sales of generation assets, and; approximately $1.2 billion would be returned to NU from these operating companies. Of that $1.2 billion, CL&P and WMECO repurchased $390 million of their common stock from NU in March 2000, the proceeds of which were immediately invested in NGC. NU will also use another $215 million of these proceeds to settle the aforementioned forward share purchase arrangement.

RESTRUCTURING

As a result of industry restructuring, CL&P and WMECO stopped supplying power directly to customers in 2000. Instead, CL&P and WMECO became energy delivery companies, delivering electricity to customers that is produced by other companies and sometimes bought by customers through intermediaries. In 2000, customers in both states had the option of choosing alternative power suppliers or relying on CL&P and WMECO to acquire the power for them through standard offer service.

In 1999, under the oversight of the DPUC, CL&P secured four-year fixed-price contracts with three suppliers to provide power to customers who choose standard offer service. CL&P is fully recovering from retail customers the cost of buying power from these three standard offer suppliers and expects to continue recovery through the expiration of the contracts on December 31, 2003. As of January 1, 2000, Select Energy, an affiliated company, became responsible for 50 percent of CL&P's standard offer load for the entire standard offer period, or approximately 2,000 MW annually at peak. Two other unaffiliated suppliers became responsible for the balance of CL&P's standard offer load also for the entire standard offer period.

CL&P and WMECO continue to generate power through either direct ownership of generating plants, such as Millstone 2 and 3 and Seabrook, or through purchased-power contracts. CL&P and WMECO sold the capacity associated with Millstone 2 and 3 and Seabrook to Select Energy and five unaffiliated companies. These contracts will expire on December 31, 2001. The revenues generated from these contracts are expected to recover CL&P's and WMECO's share of the nuclear operating costs through the divestiture of the Millstone units.

In 2000, WMECO supplied power to standard offer customers at a rate of slightly more than $0.045 per kilowatt-hour. As a result of new one-year standard offer supply contracts signed in December 2000, that rate will increase significantly in 2001 to approximately $0.073 per kilowatt-hour. In January 2001, the DTE approved an average overall rate increase of approximately 17.4 percent for WMECO standard offer customers, allowing WMECO to fully recover these increased power procurement costs. A higher rate was also approved for customers who take default service from WMECO. Under the new standard offer contracts, three unaffiliated companies provide up to 630 MW of power to WMECO's standard offer customers and one unaffiliated company serves WMECO's default load of up to 70 MW through December 31, 2001. WMECO renegotiates its standard offer supply contracts on an annual basis.

Because of delays in implementing restructuring in New Hampshire, PSNH remained a vertically integrated utility in 2000 with a fuel and purchased-power adjustment charge. For the first nine months following restructuring, PSNH will meet the load requirements of those customers who do not choose an alternative supplier (Transition Service or standard offer service) through its own generation assets and purchased-power obligations. Because PSNH's generation assets are heavily weighted toward coal and nuclear generation, PSNH is somewhat insulated from rising oil and natural gas prices. Following that initial nine-month period, PSNH expects to sell its generation assets and acquire power for up to two years from third-party suppliers for customers who remain on transition service. Under the restructuring statute and the conforming Settlement Agreement, PSNH will utilize its own generation capability to provide Transition Service and Default Service for the Initial Transition Service Period (ITSP, the first nine months after competition day). At the conclusion of the ITSP, PSNH will be required to contract for Transition Service for the remaining 24-month Transition Service period with third party suppliers through a competitive bidding process administered by the NHPUC.
As part of its negotiation with state legislature, PSNH has agreed to expense the first $7 million of costs for the first 12-month period following the ITSP, if the cost of acquiring Transition Service exceeds the rate charged to customers. PSNH will be permitted to defer and recover, as unsecuritized stranded costs, all Transition Service costs in excess of the initial
$7 million.

Provisions for Transition Service are but one element of Settlement Agreement which during 2000 was approved by the New Hampshire House and Senate, signed into law by the Governor of New Hampshire and approved by the NHPUC. Other provisions allow for issuing rate reduction bonds to securitize stranded costs; implementing a rate decrease of approximately 15.5 percent, 5 percent of which was implemented on a temporary basis on October 1, 2000; an after-tax write-off of stranded costs in excess of $200 million, which was recorded in the fourth quarter; selling NAEC's share of Seabrook no later than December 31, 2003, and; fixing PSNH's delivery rates at $0.028 per kilowatt-hour for the first 33 months after the Settlement Agreement takes effect. PSNH and NAEC will also terminate the Seabrook Power Contracts upon the sale of Seabrook.
Restructuring is expected to take effect the first day of the month after PSNH issues rate reduction bonds, which is anticipated to be May 1, 2001.

For further information regarding commitments and contingencies related to restructuring, see Note 6A, "Commitments and Contingencies - Restructuring," to the consolidated financial statements.

REGIONAL TRANSMISSION ORGANIZATION

Pursuant to FERC Order 888 (issued in April 1996), the NU system companies operate their transmission system under an open access, nondiscriminatory transmission tariff.

In December 1999, the FERC issued an order calling on all transmission owners to voluntarily join Regional Transmission Organizations (RTOs) in order to boost competition in electric markets. In general, each of these organizations would be an independent operator over all transmission facilities, and would perform, among other functions, tariff administration, construction planning and reliability management for the particular regional transmission system. NU's active voting interest in such an organization would be limited to 5 percent under the proposal.

The NU system companies and other parties have appealed this order. Of primary concern to NU is the ratemaking authority granted to RTOs and its impact on the ability of transmission owners to earn appropriate returns on their transmission investment under the organizational structure and the minimum functions proposed in the order. The NU system companies were required to participate in a collaborative process established by the FERC beginning in March of 2000. On January 16, 2001, NU along with the Independent System Operator and five other New England transmission owning utilities filed a proposal to establish a New England RTO.

COMPETITIVE ENERGY SUBSIDIARIES

NU's competitive energy subsidiaries engage in a variety of energy-related activities, primarily in the competitive energy retail and wholesale commodity, marketing and services fields. In addition, these subsidiaries own and manage 1,521 MW of capacity, as well as provide services to the electric generation market and large commercial and industrial customers in the Northeast.

NU's competitive energy subsidiaries contributed $13.6 million before extraordinary items in 2000 towards NU's consolidated earnings, compared with a net loss of $37 million in 1999. In July 1999, NGC was announced as one of the winning bidders of certain CL&P and WMECO hydroelectric generation assets. Management expected this transaction to close by January 1, 2000. The transaction actually closed on March 14, 2000. This transaction has allowed the competitive energy subsidiaries to better balance their energy purchase and supply commitments, improving profitability. Since January 1, 2000, these assets have been managed by the competitive energy subsidiaries and earnings of $6.9 million have been included in the contributed earnings reported above of $13.6 million. As a result of the delayed closing, however, the $6.9 million was recorded by CL&P and WMECO for the period from January 1, 2000 to March 14, 2000. Unconsolidated revenues for the competitive energy subsidiaries were $1.9 billion in 2000, compared with $648.9 million in 1999. CL&P's standard offer purchases from Select Energy, represented $651.9 million of total competitive energy subsidiaries' revenues in 2000, which is eliminated in consolidation.

NUCLEAR PLANT PERFORMANCE AND DIVESTITURE

Millstone: The Millstone units completed one of their best years ever in 2000. Millstone 2 operated at a capacity factor of 82 percent in 2000 and completed a refueling outage in early June more than four days ahead of schedule. The 40-day, 21-hour outage set a world record for a refueling that included a full generator rewind. Millstone 3 operated at virtually a 100 percent capacity factor in 2000 and ran for 585 consecutive days before beginning a scheduled refueling outage on February 3, 2001. Millstone 3 is expected to return to service by the end of the first quarter of 2001. Along with the higher output, NU benefited from lower costs. NU's share of the nonfuel operation and maintenance (O&M) expenses associated with Millstone 2 and 3 totaled $193.6 million in 2000, compared with $269.4 million in 1999.

On August 7, 2000, CL&P, WMECO and certain other joint owners reached an agreement to sell substantially all of the Millstone units, located in Waterford, Connecticut, to Dominion, for approximately $1.3 billion, including approximately $105 million for nuclear fuel. Dominion has also agreed to assume responsibility for decommissioning the three units and NU will transfer to Dominion all funds in the Millstone decommissioning trust. Additionally, NU is obligated to top-off the decommissioning trust if its value does not equal an agreed upon amount at closing. That amount is pursuant to the purchase and sale agreement (PSA) with Dominion, subject to adjustment for delays in the closing of the sale and Millstone 1 not meeting the "cold and dark" condition specified in the PSA.

If the transaction is consummated as proposed, CL&P and WMECO would receive gross proceeds of approximately $843.2 million and $196.2 million on a pretax basis for their respective ownership interests. The proceeds from the sale of these interests will be used to reduce the companies' stranded costs under restructuring and the cash proceeds will be used to repay subsidiary debt and capital lease obligations and to return equity capital to the parent company. PSNH will receive $26 million on a pretax basis, which will be reflected as a gain in accordance with the Settlement Agreement.

In preparation for the divestiture of the Millstone units, it was discovered that two full-length irradiated fuel rods are missing. The company believes that the two rods remain stored in the Millstone 1 spent fuel pool or were shipped in a shielded cask to a facility licensed to accept radioactive material. The company's investigation into the location of the two rods is ongoing. NU is responsible for any potential liabilities, which are not determinable at this time, related to these missing fuel rods.

In connection with the prior settlement of Millstone 3 joint owner claims, if the aforementioned transaction is consummated as proposed, the NU system will record a pretax gain in excess of $150 million.

NU currently expects to close on the sale of Millstone as early as the end of March 2001. In anticipation of the sale of Millstone, in December 2000, NU announced a voluntary separation program designed to reduce generation-related support staff in 2001. NU will reflect this program's cost in the first quarter of 2001.

Seabrook: Seabrook operated at a capacity factor of 78 percent in 2000. The unit began a scheduled refueling outage on October 21, 2000. The outage was extended by approximately two months as a result of the need to repair extensive problems with a back-up diesel generator. Seabrook returned to service on January 29, 2001.

On December 15, 2000, NU filed its divestiture plan for Seabrook with the NHPUC and the DPUC. NU hopes to complete the sale in 2002.

In October 2000, NU reached an agreement with an unaffiliated joint owner, who owns approximately 15 percent of Seabrook, to auction its share of the plant with NU's share. As part of the agreement, if the unaffiliated joint owner's share of the proceeds from the sale of Seabrook is less than $87.2 million, NU will provide up to $17.4 million to compensate for any shortfall. NU also will share in the benefits if the proceeds from the sale of that share of Seabrook exceeds $87.2 million. Additionally, under the agreement, NU will top-off certain decommissioning obligations above a defined level.

Yankee Companies: In 1999, the Vermont Yankee Nuclear Power Corporation (VYNPC) agreed to sell its nuclear generating unit for $22 million to an unaffiliated company. Among other commitments, the acquiring company agreed to assume the obligation to decommission the unit after it is taken out of service, and the owners of VYNPC (including CL&P, WMECO and PSNH) agreed to fund their shares of the decommissioning costs up to a negotiated amount. Subsequent to the time that the agreement was executed, the original proposed acquiring company increased its purchase price and three other unaffiliated companies have indicated their interest in buying VYNPC's generating unit on terms that have not been disclosed. On February 14, 2001, the Vermont Public Service Board dismissed the acquiring company's petition for approval and VYNPC agreed to work with the Vermont regulators to develop an auction process for the sale of the unit. At present, CL&P, WMECO and PSNH expect that the unit will be sold, but the identity of the owner and the terms of sale, including price, future decommissioning obligations and future power purchase obligations, are not known.

NUCLEAR DECOMMISSIONING

In connection with the aforementioned sale of the Millstone units, Dominion has agreed to assume responsibility for decommissioning the Millstone units.

For further information regarding nuclear decommissioning, see Note 7, "Nuclear Decommissioning and Plant Closure Costs," to the consolidated financial statements.

SPENT NUCLEAR FUEL DISPOSAL COSTS

The United States Department of Energy (DOE) originally was scheduled to begin accepting delivery of spent nuclear fuel in 1998. However, delays in confirming the suitability of a permanent storage site continually have postponed plans for the DOE's long-term storage and disposal site. Extended delays or a default by the DOE could lead to consideration of costly alternatives. NU has the primary responsibility for the interim storage of its spent nuclear fuel prior to divestiture of its nuclear units.

For further information regarding spent nuclear fuel disposal costs, see
Note 6D, "Commitments and Contingencies - Spent Nuclear Fuel Disposal Costs," to the consolidated financial statements.

COMPETITIVE ENERGY SUBSIDIARIES' MARKET AND OTHER RISKS

NU's competitive energy subsidiaries, as major providers of electricity and natural gas, have certain market risks inherent in their business activities. The competitive energy subsidiaries enter into contracts of varying length of time to buy and sell energy commodities, primarily electricity, natural gas and oil. Market risk represents the risk of loss that may impact the companies' financial statements due to adverse changes in commodity market prices. Through December 31, 2000, the competitive energy subsidiaries increased their volume of electricity and gas marketing activities, increasing these risks.

The competitive energy subsidiaries manage its portfolio of contracts and assets to maximize value and minimize associated risks. The length of contracts to buy and sell energy vary in duration from daily/hourly to several years. At any point in time, the portfolio may be long (purchases exceeds sales) or short (sales exceeds purchases). Portfolio and risk management disciplines are used to manage exposures to market risks. Policies and procedures have been established to manage these risks. At market spot prices in effect at December 31, 2000, the portfolio had a negative mark to market. There is significant volatility in the energy commodities market and for certain of the energy products and contracts there has been limited liquidity. Management does not believe the ultimate settlement through physical delivery of its energy portfolio will result in realization of this negative mark to market. The servicing of CL&P's standard offer load is a significant risk for Select Energy, as this contract is for a 4-year period, ending December 31, 2003, at fixed prices. Approximately 26 percent of the 2000 competitive energy revenues came from this contract. This risk is partially mitigated by Select Energy entering into purchase contracts with other energy providers to supply a portion of the standard offer requirement, including its contracts with NGC, the purchase of 850 MW of output from the Millstone and Seabrook units through 2001 and other resources in the energy marketplace. Although there can be no assurance that it will be able to do so, management believes that Select Energy will be able to source its remaining load requirement at reasonable prices. If Select Energy is unable to source its remaining load requirement at prices below the standard offer contract price as a result of energy price increases, Select Energy's earnings would be adversely impacted. For further information see Note 8, "Market Risk and Risk Management Instruments," to the consolidated financial statements.

OTHER MATTERS

Derivative Instruments and Market Risk: Select Energy engages in the trading of commodity derivatives which are accounted for using the mark-to-market method under Emerging Issues Task Force Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities." All other nontrading transactions are recognized where settled. For further information regarding these topics, see Note 8, "Market Risk and Risk Management Instruments," to the consolidated financial statements.

Environmental Matters: NU is subject to environmental laws and regulations structured to mitigate or remove the effect of past operations and to improve or maintain the quality of the environment. For further information regarding environmental matters, see Note 6C, "Commitments and Contingencies - Environmental Matters," to the consolidated financial statements.

Other Commitments and Contingencies: For further information regarding other commitments and contingencies, see Note 6, "Commitments and Contingencies," to the consolidated financial statements.

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

RESULTS OF OPERATIONS

The components of significant income statement variances for the past two years are provided in the table below.

                                          Income Statement Variances
                                             (Millions of Dollars)

                               2000 over/(under) 1999   1999 over/(under) 1998
                               -----------------------------------------------
                                  Amount    Percent        Amount    Percent
                                  ------    -------        ------    -------


Operating Revenues                $1,405       31%          $704        19%

Operating Expenses:
Fuel, purchased and net
  interchange power                1,423       75            428        29
Other operation                       (6)      (1)            53         7
Maintenance                          (85)     (25)           (58)      (15)
Depreciation                         (62)     (21)           (31)       (9)
Amortization of regulatory
  assets, net                       (321)     (54)           393        (a)
Federal and state income taxes        49       27             99        (a)
Taxes other than income taxes        (22)      (9)             9         4
Gain on sale of utility plant        309      100           (309)        -
                                  ------      ---           ----       ---
Total operating expenses           1,285       31            584        16
                                  ------      ---           ----       ---

Operating income                     120       35            120        53
                                  ------      ---           ----       ---

Other Income:
Equity in earnings of regional
  nuclear generating and
  transmission companies              10       (a)            (7)      (59)
Nuclear related costs                 53       75             72        50
Other, net                            29       95            (19)       (a)
Other income taxes                   (14)     (17)             6         8
                                  ------      ---           ----       ---
Net other income                      78       (a)            52        69
Interest charges, net                 36       14             (5)       (2)
Preferred dividends of
  subsidiaries                        (9)     (38)            (4)      (14)
                                  ------      ---           ----       ---
Income before extraordinary line     171       (a)           181        (a)
                                  ------      ---           ----       ---
Extraordinary loss                  (234)      (a)            -          -
                                  ------      ---           ----       ---
Net (loss)/income                 $  (63)      (a)          $181        (a)
                                  ======      ===           ====       ===
(a) Percent greater than 100.


OPERATING REVENUES

Total revenues increased by $1,405 million or 31 percent in 2000, primarily due to higher revenues from the competitive energy subsidiaries ($1,246 million of which $669 million represents sales to other NU affiliates which are eliminated in consolidation), the acquisition of Yankee ($262 million) and higher regulated wholesale revenues ($727 million of which $281 million represents sales to other NU affiliates which are eliminated in consolidation), partially offset by lower regulated retail revenues ($26 million). The competitive energy companies' increase is primarily due to higher revenues from Select Energy as a result of new contracts for energy sales and services. The regulated wholesale revenue increase is primarily due to higher PSNH energy sales and higher CL&P and WMECO revenue from the sale of the output from Millstone 2 and 3. The regulated retail decrease is primarily due to retail rate reductions for CL&P and PSNH ($108 and $8 million, respectively), partially offset by the impact of Millstone 2 being returned to CL&P's rate base ($33 million), higher retail sales ($18 million), higher fuel revenues for PSNH ($15 million) and higher retail revenue attributed to lower price discounts in 2000 and changing customer mix ($24 million). Regulated retail kilowatt-hour sales increased by 0.8 percent in 2000.

Total revenues increased by $704 million or 19 percent in 1999, primarily due to higher revenues from the competitive energy subsidiaries ($552 million), higher regulated wholesale revenue ($107 million) and higher regulated retail revenue ($45 million). The competitive energy companies' increase is primarily due to higher revenues from Select Energy as a result of new contracts for energy sales. The regulated wholesale revenue increase is primarily due to higher energy sales and related capacity and transmission revenues. The regulated retail increase is primarily due to higher retail sales ($99 million) and the impact of Millstone 2 and 3 being returned to CL&P's rate base
($13 million). These retail increases were partially offset by retail rate reductions for CL&P and WMECO ($55 and $12 million, respectively). Regulated retail kilowatt-hour sales increased by 3.8 percent.

FUEL, PURCHASED AND NET INTERCHANGE POWER

Fuel, purchased and net interchange power expense increased in 2000, primarily due to higher purchased energy and capacity costs as a result of higher sales for Select Energy ($1,053 million of which $660 million represents purchases from NU other affiliates which are eliminated in consolidation), Yankee expenses ($135 million) and higher purchased power for regulated subsidiaries ($235 million).

Fuel, purchased and net interchange power expense increased in 1999, primarily due to higher purchased energy and capacity costs as a result of higher sales for Select Energy ($521 million), regulated wholesale ($86 million) and regulated retail ($36 million), partially offset by lower replacement power costs due to the return to service of Millstone 2 and 3 ($215 million).

OTHER OPERATION AND MAINTENANCE

Other O&M expenses decreased $91 million in 2000, primarily due to lower spending at the nuclear units due to better performance ($75 million), lower expenses due to the sale of certain CL&P and WMECO fossil generation assets ($74 million), lower corporate support ($38 million), the decommissioning status of Millstone 1 ($17 million), lower environmental-related costs ($12 million), and higher 1999 expenses associated with the Con Edison merger ($12 million), partially offset by the addition of Yankee ($60 million), higher O&M expenses for the competitive energy businesses ($54 million), primarily due to the business expansion, and higher distribution expenses ($29 million), including increased conservation program expenses.

Other O&M expenses decreased in 1999, primarily due to lower costs at the Millstone units ($125 million), partially offset by the recognition of environmental insurance proceeds in 1998 and additional environmental reserves in 1999 ($30 million), higher transmission and power exchange expenses ($35 million), higher spending at Seabrook ($10 million) as a result of the refueling outage, higher expenditures for HEC Inc. and the competitive energy businesses ($32 million), and expenses associated with the Con Edison merger ($12 million) in 1999.

DEPRECIATION

Depreciation decreased in 2000, primarily due to the effect of discontinuing SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," for the portion of the generation business for CL&P and WMECO and the resulting reclassification of depreciable nuclear plant balances to regulatory assets ($84 million) and the sale of certain CL&P and WMECO fossil and hydroelectric generation assets, partially offset by the addition of Yankee ($23 million).

Depreciation decreased in 1999, primarily due to the retirement of Millstone 1.

AMORTIZATION OF REGULATORY ASSETS, NET

Amortization of regulatory assets, net decreased in 2000, primarily due to the amortization in 1999 as a result of the gain on the sale of fossil and hydroelectric generation assets for CL&P and WMECO ($309 million) and changes in amortization levels as a result of industry restructuring ($95 million). These decreases were partially offset by higher amortization associated with the reclassified nuclear plant balances ($84 million).

Amortization of regulatory assets, net increased in 1999, primarily due to the increased amortization associated with the gain on the sale of CL&P's and WMECO's fossil and hydroelectric generation assets ($309 million), the amortization of CL&P's and WMECO's Millstone 1 remaining investment ($56 million) and the amortization of stranded nuclear plant balances reclassified as regulatory assets ($23 million).

FEDERAL AND STATE INCOME TAXES

The consolidated statement of income taxes provides a reconciliation of actual and expected tax expense. The tax effect of temporary differences is accounted for in accordance with the rate-making treatment of the applicable regulatory commission. In past years, this rate-making treatment has required the company to provide the customers with a portion of the tax benefits associated with accelerated tax depreciation in the year it is generated (flow-through depreciation). As these flow-through differences turn around, higher tax expense is recorded.

Federal and state income tax expense increased approximately $63 million in 2000. Significant variances responsible for this increase include higher pretax earnings ($90 million) and lower adjustments to the tax valuation allowance ($21 million). Reduction in flow-through depreciation and amortization ($51 million) partially offset the overall change.

Federal and state income tax expense increased approximately $93 million in 1999, primarily due to the significant increase in book pretax earnings. Significant variances of other items include a $10 million increase in flow-through depreciation turnaround and $4.6 million of nontax deductible merger-related expenditures, offset by the elimination of a $23 million deferred tax asset valuation reserve.

TAXES OTHER THAN INCOME TAXES

Taxes other than income taxes decreased in 2000, primarily due to lower Connecticut gross earnings taxes ($12 million) and lower payroll taxes ($7 million).

Other income taxes increased in 1999, primarily due to higher local property taxes ($3 million) and higher gross earnings taxes ($2 million).

GAIN ON SALE OF UTILITY PLANT

CL&P and WMECO recorded gains on the sale of their fossil and hydroelectric generation assets in 1999. A corresponding amount of amortization expense was recorded.

EQUITY IN EARNINGS OF REGIONAL NUCLEAR GENERATING AND TRANSMISSION COMPANIES

Equity in earnings of regional nuclear generating and transmission companies increased in 2000, primarily due to higher earnings from the Connecticut Yankee Atomic Power Company (CYAPC) as a result of a rate settlement.

Equity in earnings of regional nuclear generating and transmission companies decreased in 1999, primarily due to lower earnings from CYAPC.

NUCLEAR RELATED COSTS

Nuclear related costs in 2000 are comprised of a CL&P/WMECO settlement of Millstone 3 joint owner litigation, net of insurance proceeds ($11 million), and CL&P/WMECO regulatory settlements ($6 million). In comparison, 1999 is comprised of one-time charges related to the CL&P write-off of Connecticut Municipal Electric Energy Cooperative (CMEEC) nuclear costs ($20 million), the CL&P write-off of capital projects as a result of the Connecticut standard offer decision ($11 million), the CL&P/WMECO settlement of Millstone 3 joint owner litigation, net of insurance proceeds ($27 million), and WMECO return disallowances on Millstone 1 plant ($13 million). Recoverable costs in 1998 are comprised of the write-off of the Millstone 1 entitlement formerly held by CMEEC ($28 million) and the write-off of unrecoverable Millstone 1 costs as a result of the February 1999 CL&P rate decision ($115 million).

OTHER, NET

Other, net increased in 2000, primarily due to a one-time gain related to Mode 1 Communications, Inc.'s investment in NEON Communications, Inc. ($17 million) and the loss in 1999 on the CL&P assignment of market-based contracts to Select Energy ($15 million).

Other income/(loss), net decreased in 1999, primarily due to the PSNH settlement with the New Hampshire Electric Cooperative ($6 million) and the loss on the CL&P assignment of market-based contracts to Select Energy
($15 million).

INTEREST CHARGES, NET

Interest charges, net increased in 2000, primarily due to higher short-term borrowings associated with the NGC asset transfer and the Yankee merger, partially offset by lower long-term debt as a result of reacquisitions and retirements.

Interest charges, net decreased in 1999, primarily due to lower long-term debt as a result of reacquisitions and retirements.

PREFERRED DIVIDENDS

Preferred dividends decreased in 1999 and 2000, primarily due to lower preferred stock outstanding.

EXTRAORDINARY LOSS

The extraordinary loss is primarily due to an after-tax write-off by PSNH of approximately $225 million of stranded costs under an industry restructuring settlement with the state of New Hampshire, combined with other positive effects on PSNH from the discontinuance of SFAS No. 71 ($11 million) and a loss associated with the pending sale of certain HWP assets ($20 million).




                                   COMPANY REPORT


The accompanying consolidated financial statements of Northeast Utilities and subsidiaries and other sections of this annual report were prepared by the company. These financial statements, which were audited by Arthur Andersen LLP, were prepared in accordance with accounting principles generally accepted in the United States using estimates and judgments, where required, and giving consideration to materiality.

The company has endeavored to establish a control environment that encourages the maintenance of high standards of conduct in all of its business activities. The company maintains a system of internal controls over financial reporting, which is designed to provide reasonable assurance to the company's management and Board of Trustees regarding the preparation of reliable, published financial statements. The system is supported by an organization of trained management personnel, policies and procedures, and a comprehensive program of internal audits. Through established programs, the company regularly communicates to its management employees their internal control responsibilities and policies prohibiting conflicts of interest.

The Audit Committee of the Board of Trustees is composed entirely of independent trustees. The Audit Committee meets periodically with management, the internal auditors and the independent auditors to review the activities of each and to discuss audit matters, financial reporting and the adequacy of internal controls.

Because of inherent limitations in any system of internal controls, errors or irregularities may occur and not be detected. The company believes, however, that its system of internal accounting controls and control environment provide reasonable assurance that its assets are safeguarded from loss or unauthorized use and that its financial records, which are the basis for the preparation of all financial statements, are reliable.



                        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ----------------------------------------


To the Board of Trustees and
Shareholders of Northeast Utilities:

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Northeast Utilities (a Massachusetts trust) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, shareholders' equity, cash flows, and income taxes for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northeast Utilities and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


/s/ ARTHUR ANDERSEN LLP
    ARTHUR ANDERSEN LLP


Hartford, Connecticut
January 23, 2001 (except with
respect to the matters discussed
in Note 15, as to which the
date is March 13, 2001)




NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

---------------------------------------------------------------------------------------------
                                                         For the Years Ended December 31,
---------------------------------------------------------------------------------------------
(Thousands of Dollars, except share information)         2000          1999          1998
---------------------------------------------------------------------------------------------
Operating Revenues................................. $  5,876,620  $  4,471,251  $  3,767,714
                                                    ------------- ------------- -------------
Operating Expenses:
Operation -
    Fuel, purchased and net interchange power......    3,321,226     1,898,314     1,470,200
    Other..........................................      850,192       855,917       803,419
Maintenance........................................      255,884       340,419       399,165
Depreciation.......................................      239,798       302,305       332,807
Amortization of regulatory assets, net.............      276,139       596,437       203,132
Federal and state income taxes.....................      230,031       180,883        82,332
Taxes other than income taxes......................      238,587       261,353       251,932
Gain on sale of utility plant......................         -         (308,914)         -
                                                    ------------- ------------- -------------
      Total operating expenses.....................    5,411,857     4,126,714     3,542,987
                                                    ------------- ------------- -------------
Operating Income...................................      464,763       344,537       224,727
                                                    ------------- ------------- -------------
Other Income/(Loss):
Equity in earnings of regional nuclear
     generating and transmission companies.........       14,586         5,034        12,420
Nuclear related costs .............................      (17,907)      (71,066)     (143,239)
Other, net.........................................       (1,689)      (30,855)      (12,225)
Minority interest in loss of subsidiary............       (9,300)       (9,300)       (9,300)
Income taxes.......................................       68,306        82,272        76,393
                                                    ------------- ------------- -------------
      Other income/(loss), net.....................       53,996       (23,915)      (75,951)
                                                    ------------- ------------- -------------
      Income before interest charges...............      518,759       320,622       148,776
                                                    ------------- ------------- -------------
Interest Charges:
Interest on long-term debt.........................      200,697       258,093       273,824
Other interest, net................................       98,605         5,558        (4,735)
                                                    ------------- ------------- -------------
      Interest charges, net........................      299,302       263,651       269,089
                                                    ------------- ------------- -------------
      Income/(loss) after interest charges.........      219,457        56,971      (120,313)

Preferred Dividends of Subsidiaries................       14,162        22,755        26,440
                                                    ------------- ------------- -------------
Income/(Loss) before extraordinary loss............      205,295        34,216      (146,753)

Extraordinary loss, net of tax benefit
   of $169,562.....................................     (233,881)         -             -
                                                    ------------- ------------- -------------
Net (Loss)/Income.................................. $    (28,586) $     34,216  $   (146,753)
                                                    ============= ============= =============
Basic and Fully Diluted (Loss)/Earnings Per
 Common Share:
   Income/(loss) before extraordinary loss......... $       1.45  $       0.26  $      (1.12)
   Extraordinary loss, net of tax benefit..........        (1.65)          -             -
                                                    ------------- ------------- -------------
Basic (Loss)/Earnings Per Common Share............. $      (0.20) $       0.26  $      (1.12)
                                                    ============= ============= =============

Basic Common Shares Outstanding (average)..........  141,549,860   131,415,126   130,549,760
                                                    ============= ============= =============
Fully Diluted Common Shares Outstanding (average)..  141,967,216   132,031,573   130,549,760
                                                    ============= ============= =============

The accompanying notes are an integral part of these financial statements.



NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

---------------------------------------------------------------------------------------------
                                                         For the Years Ended December 31,
---------------------------------------------------------------------------------------------
(Thousands of Dollars)                                   2000          1999          1998
---------------------------------------------------------------------------------------------
Net (Loss)/Income.................................. $    (28,586) $     34,216  $   (146,753)
                                                    ------------- ------------- -------------
Other comprehensive income, net of tax:
Foreign currency translation adjustments...........         -                1          -
Unrealized gains on securities.....................          245           118         2,019
Minimum pension liability adjustments..............         -             -             (613)
                                                    ------------- ------------- -------------
    Other comprehensive income, net of tax.........          245           119         1,406
                                                    ------------- ------------- -------------
Comprehensive (Loss)/Income........................ $    (28,341) $     34,335  $   (145,347)
                                                    ============= ============= =============

The accompanying notes are an integral part of these financial statements.



NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------
                                                                   At December 31,
----------------------------------------------------------------------------------------
(Thousands of Dollars)                                           2000           1999
----------------------------------------------------------------------------------------
ASSETS
------
Utility Plant, at cost:
  Electric................................................  $  9,370,176   $  9,185,272
  Gas and other...........................................       861,727        226,002
                                                            -------------  -------------
                                                              10,231,903      9,411,274
     Less: Accumulated provision for depreciation.........     7,041,279      6,088,310
                                                            -------------  -------------
                                                               3,190,624      3,322,964
  Unamortized PSNH acquisition costs......................          -           324,437
  Construction work in progress...........................       228,330        177,504
  Nuclear fuel, net.......................................       128,261        122,529
                                                            -------------  -------------
     Total net utility plant..............................     3,547,215      3,947,434
                                                            -------------  -------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............       740,058        711,910
  Investments in regional nuclear generating
    companies, at equity..................................        62,477         81,503
  Other, at cost..........................................       137,291         94,768
                                                            -------------  -------------
                                                                 939,826        888,181
                                                            -------------  -------------

Current Assets:
  Cash and cash equivalents...............................       200,017        255,154
  Investments in securitizable assets.....................        98,146        107,620
  Receivables, less accumulated provision for
    uncollectible accounts of $12,500 in 2000 and
    $4,895 in 1999........................................       472,863        310,190
  Unbilled revenues.......................................       121,090         75,728
  Fuel, materials and supplies, at average cost...........       163,711        172,973
  Recoverable energy costs, net - current portion.........          -            73,721
  Prepayments and other...................................        94,528         75,225
                                                            -------------  -------------
                                                               1,150,355      1,070,611
                                                            -------------  -------------

Deferred Charges:
  Regulatory assets.......................................     3,910,801      3,642,439
  Unamortized debt expense................................        33,475         39,192
  Goodwill and other purchased intangible assets..........       324,389         23,542
  Prepaid pensions........................................       139,546            669
  Other ..................................................       171,542         75,984
                                                            -------------  -------------
                                                               4,579,753      3,781,826
                                                            -------------  -------------

Total Assets..............................................  $ 10,217,149   $  9,688,052
                                                            =============  =============

The accompanying notes are an integral part of these financial statements.



NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------
                                                                   At December 31,
----------------------------------------------------------------------------------------
(Thousands of Dollars)                                           2000           1999
----------------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization:
  Common shares, $5 par value - authorized 225,000,000
    shares; 148,781,861 shares issued and 143,820,405
    shares outstanding in 2000 and 137,393,829 shares
    issued and 131,870,284 shares outstanding in 1999.....  $    693,345   $    636,405
  Capital surplus, paid in................................       927,059        776,290
  Temporary equity from stock forward.....................       215,000        215,000
  Deferred contribution plan - employee stock
    ownership plan........................................      (114,463)      (127,725)
  Retained earnings.......................................       495,873        581,817
  Accumulated other comprehensive income..................         1,769          1,524
                                                            -------------  -------------
     Total common shareholders' equity....................     2,218,583      2,083,311
Preferred stock not subject to mandatory redemption.......       136,200        136,200
Preferred stock subject to mandatory redemption...........        15,000        121,289
Long-term debt............................................     2,029,593      2,372,341
                                                            -------------  -------------
     Total capitalization.................................     4,399,376      4,713,141
                                                            -------------  -------------

Minority Interest in Consolidated Subsidiary..............       100,000        100,000
                                                            -------------  -------------

Obligations Under Capital Leases..........................        47,234         62,824
                                                            -------------  -------------

Current Liabilities:
  Notes payable to banks..................................     1,309,977        278,000
  Long-term debt and preferred stock - current portion....       340,041        503,315
  Obligations under capital leases - current portion......       112,645        118,469
  Accounts payable........................................       538,983        347,321
  Accrued taxes...........................................        54,088        158,684
  Accrued interest........................................        41,131         37,904
  Other...................................................       144,931        126,768
                                                            -------------  -------------
                                                               2,541,796      1,570,461
                                                            -------------  -------------

Deferred Credits and Other Long-term Liabilities:
  Accumulated deferred income taxes.......................     1,585,494      1,688,114
  Accumulated deferred investment tax credits.............       153,155        140,407
  Decommissioning obligation - Millstone 1................       692,560        702,351
  Deferred contractual obligations........................       244,608        358,387
  Other...................................................       452,926        352,367
                                                            -------------  -------------
                                                               3,128,743      3,241,626
                                                            -------------  -------------
Commitments and Contingencies (Note 6)

Total Capitalization and Liabilities......................  $ 10,217,149   $  9,688,052
                                                            =============  =============

The accompanying notes are an integral part of these financial statements.



NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

------------------------------------------------------------------------------------------
                                                                         Accum-
                                                     Deferred            ulated
                                           Capital   Contribu-           Other
                                  Common   Surplus,    tion    Retained  Compre-
                                  Shares   Paid In     Plan-   Earnings  hensive
(Thousands of Dollars)             (a)       (a)       ESOP       (b)    Income   Total
------------------------------------------------------------------------------------------
Balance as of
 January 1, 1998................$684,211 $  932,494 $(154,141)$ 707,522 $   (1)$2,170,085
------------------------------------------------------------------------------------------
  Net loss for 1998.............                               (146,753)         (146,753)
  Issuance of 189,094 common
    shares, $5 par value........     945      1,714                                 2,659
  Allocation of benefits-ESOP...             (4,769)   13,522                       8,753
  Unearned stock compensation...               (537)                                 (537)
  Capital stock expenses, net...              3,560                                 3,560
  Gain on equity investment.....              8,140                                 8,140
  Gain on repurchase of
    preferred stock.............                 59                                    59
  Other comprehensive income....                                         1,406      1,406
------------------------------------------------------------------------------------------
Balance as of
  December 31, 1998............. 685,156    940,661  (140,619)  560,769  1,405  2,047,372
------------------------------------------------------------------------------------------
  Net income for 1999...........                                 34,216            34,216
  Cash dividends on common
    shares-$0.10 per share......                                (13,168)          (13,168)
  Issuance of 362,565 common
    shares, $5 par value........   1,813      3,505                                 5,318
  Allocation of benefits-ESOP...             (3,053)   12,894                       9,841
  Unearned stock compensation...             (1,194)                               (1,194)
  Capital stock expenses, net...                807                                   807
  Other comprehensive income....                                           119        119
------------------------------------------------------------------------------------------
Balance as of
  December 31, 1999............. 686,969    940,726  (127,725)  581,817  1,524  2,083,311
------------------------------------------------------------------------------------------
  Net loss for 2000.............                                (28,586)          (28,586)
  Cash dividends on common
    shares-$0.40 per share......                                (57,358)          (57,358)
  Issuance of 11,388,032 common
    shares, $5 par value........  56,940    164,443                               221,383
  Common share repurchase
    transaction fee.............            (13,786)                              (13,786)
  Allocation of benefits-ESOP...             (1,617)   13,262                      11,645
  Redemption of
    preferred stock.............               (749)                                 (749)
  Capital stock expenses, net...              2,478                                 2,478
  Other comprehensive income....                                           245        245
------------------------------------------------------------------------------------------
Balance as of
  December 31, 2000.............$743,909 $1,091,495 $(114,463)$ 495,873 $1,769 $2,218,583
------------------------------------------------------------------------------------------

(a) In conjunction with NU's forward share purchase arrangement, 10,112,879 shares or
    $50.6 million and $164.4 million, respectively, have been reclassified from
    Common Shares and Capital Surplus, Paid In, at December 31, 2000 and 1999, to
    Temporary Equity from Stock Forward.

(b) Certain consolidated subsidiaries have dividend restrictions imposed by their long-term debt agreements.  These restrictions also limit the amount of retained earnings available for NU common dividends.  At December 31, 2000, retained earnings available for payment of dividends totaled $180.1 million.  Pursuant to certain credit agreements, NU may not declare or make distributions in an amount not to exceed $60 million for any twelve month period.

The accompanying notes are an integral part of these financial statements.




NORTHEAST UTILITIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------
                                                                For the Years Ended December 31,
------------------------------------------------------------------------------------------------
(Thousands of Dollars)                                              2000       1999       1998
------------------------------------------------------------------------------------------------
Operating Activities:
  Income/(loss) after interest charges......................... $ 219,457  $  56,971  $(120,313)
  Adjustments to reconcile to net cash
   provided by operating activities:
    Depreciation...............................................   239,798    302,305    332,807
    Deferred income taxes and investment tax credits, net......   (16,117)  (183,356)    23,502
    Amortization of regulatory assets, net.....................   276,139    596,437    203,132
    Net (deferral)/amortization of recoverable energy costs....   (30,603)    44,526     38,356
    Nuclear related costs......................................    17,907     71,066    143,239
    Gain on sale of utility plant..............................      -      (308,914)      -
    Net other sources/(uses) of cash...........................   (88,549)   (79,232)    53,346
  Changes in working capital:
    Receivables and unbilled revenues, net.....................  (104,868)  (106,566)   (27,553)
    Fuel, materials and supplies...............................    12,450     29,688     10,060
    Accounts payable...........................................   171,148      8,709    (64,258)
    Accrued taxes..............................................  (128,107)   107,929      4,739
    Investments in securitizable assets........................     9,474     74,498     48,787
    Other working capital (excludes cash)......................       254        157     17,424
                                                                ---------- ---------- ----------
Net cash flows provided by operating activities................   578,383    614,218    663,268
                                                                ---------- ---------- ----------
Investing Activities:
  Investments in plant:
    Electric, gas and other utility plant......................  (352,736)  (287,081)  (217,009)
    Nuclear fuel...............................................   (61,286)   (42,471)   (17,026)
                                                                ---------- ---------- ----------
  Net cash flows used for investments in plant.................  (414,022)  (329,552)  (234,035)
  Investments in nuclear decommissioning trusts................   (39,550)   (74,231)   (75,551)
  Investment in competitive energy assets......................      -       (23,542)      -
  Net proceeds from the sale of utility plant..................      -       565,436       -
  Other investment activities, net.............................   (28,478)    13,084     14,342
  Payment for the purchase of Yankee, net of cash acquired.....  (260,347)      -          -
                                                                ---------- ---------- ----------
Net cash flows (used in)/provided by investing activities......  (742,397)   151,195   (295,244)
                                                                ---------- ---------- ----------
Financing Activities:
  Issuance of common shares....................................     4,269      5,318      2,659
  Issuance of long-term debt...................................    26,477        200        275
  Net increase/(decrease) in short-term debt...................   961,977    248,000    (20,000)
  Reacquisitions and retirements of long-term debt.............  (685,555)  (817,759)  (269,555)
  Reacquisitions and retirements of preferred stock............  (126,771)   (46,250)   (62,211)
  Cash dividends on preferred stock............................   (14,162)   (22,755)   (26,440)
  Cash dividends on common shares..............................   (57,358)   (13,168)      -
                                                                ---------- ---------- ----------
Net cash flows provided by/(used in) financing activities......   108,877   (646,414)  (375,272)
                                                                ---------- ---------- ----------
Net (decrease)/increase in cash and cash equivalents...........   (55,137)   118,999     (7,248)
Cash and cash equivalents - beginning of period................   255,154    136,155    143,403
                                                                ---------- ---------- ----------
Cash and cash equivalents - end of period...................... $ 200,017  $ 255,154  $ 136,155
                                                                ========== ========== ==========
Supplemental schedule of noncash investing and financing activities:

In conjuction with the Yankee acquisition on March 1, 2000, common stock was issued and debt was assumed as follows:
  Fair value of assets acquired, net of liabilites assumed      $ 712,484
  Cash paid                                                      (261,370)
  NU common stock issued                                         (217,114)
                                                                ----------
                                                                $ 234,000
                                                                ==========
Supplemental Cash Flow Information:
Cash paid during the year for:
  Interest, net of amounts capitalized......................... $ 269,735  $ 266,823  $ 238,990
                                                                ========== ========== ==========
  Income taxes................................................. $ 253,383  $  86,183  $  19,454
                                                                ========== ========== ==========
Increase in obligations:
  Niantic Bay Fuel Trust and other capital leases.............. $   8,067  $   5,865  $  12,583
                                                                ========== ========== ==========

The accompanying notes are an integral part of these financial statements.


NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION
----------------------------------------------------------------------------------------------------------------
                                                                                            At December 31,
----------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)                                                                     2000         1999
----------------------------------------------------------------------------------------------------------------
Common Shareholders' Equity (a)                                                         $2,218,583   $2,083,311
Cumulative Preferred Stock of Subsidiaries:
   $25 par value - authorized 36,600,000 shares at December 31, 2000 and 1999;
      1,630,722 shares outstanding in 2000 and 2,720,000 shares outstanding in 1999
   $50 par value - authorized 9,000,000 shares at December 31, 2000 and 1999;
      2,324,000 shares outstanding in 2000 and 4,314,774 shares outstanding in 1999
   $100 par value - authorized 1,000,000 shares at December 31, 2000 and 1999;
      200,000 shares outstanding in 2000 and 1999

----------------------------------------------------------------------------------------------------------------
                                              Current          Current
                                            Redemption         Shares
Dividend Rates                              Prices (b)       Outstanding
----------------------------------------------------------------------------------------------------------------
Not Subject to Mandatory Redemption:
 $50 par value - $1.90 to $3.28          $50.50 to $54.00     2,234,000                    116,200      116,200
$100 par value - $7.72                   $103.51                200,000                     20,000       20,000
                                                                                         ---------    ---------
Total Preferred Stock Not Subject to Mandatory Redemption                                  136,200      136,200
                                                                                         ---------    ---------
Subject to Mandatory Redemption:  (c)
$25 par value - $1.90 to $2.65           $25.00 to $25.26     1,630,722                     40,768       68,000
$50 par value - $2.65 to $3.615                  -                 -                          -          99,539
                                                                                         ---------    ---------
Total Preferred Stock Subject to Mandatory Redemption                                       40,768      167,539
Less:  Preferred Stock to be Redeemed Within One Year                                       25,768       46,250
                                                                                         ---------    ---------
Preferred Stock Subject to Mandatory Redemption, Net                                        15,000      121,289
                                                                                         ---------    ---------

Long-Term Debt:  (d)
First Mortgage Bonds -
Maturity                Interest Rates
----------------------------------------------------------------------------------------------------------------
  2000                  5.75% to 6.875%...................................                    -         159,000
  2001                  7.375% to 7.875%..................................                 220,000      220,000
  2002                  7.75% to 9.05%....................................                 375,000      489,150
  2005                  6.75%.............................................                  20,000         -
  2009-2012             6.20% to 7.19%....................................                  80,000         -
  2019-2024             7.375% to 10.07%..................................                 313,050       325,000
                                                                                       -----------    ----------
       Total First Mortgage Bonds.........................................               1,008,050     1,193,150
                                                                                       -----------    ----------
Other Long-Term Debt -
Pollution Control Notes and Other Notes - (e)
  2000                  Adjustable Rate and 7.67%.........................                    -          206,011
  2003-2006             6.24% to 8.58%....................................                 139,600       158,000
  2013-2018             Adjustable Rate and 5.90%.........................                  33,400        33,400
  2020                  Adjustable Rate...................................                  15,300        15,300
  2021-2022             Adjustable Rate and 5.85% to 7.65%................                 443,285       552,485
  2028                  5.85% to 5.95%....................................                 369,300       369,300
  2031                  Adjustable Rate...................................                  62,000        62,000
                                                                                        ----------    ----------
       Total Pollution Control Notes and Other Notes......................               1,062,885     1,396,496
Fees and interest due for spent nuclear fuel disposal costs...............                 240,303       226,463
Other.....................................................................                  38,978        15,346
                                                                                        ----------    ----------
Total Other Long-Term Debt................................................               1,342,166     1,638,305
                                                                                        ----------    ----------
Unamortized premium and discount, net.....................................                  (6,350)       (2,049)
                                                                                        ----------    ----------
Total Long-Term Debt......................................................               2,343,866     2,829,406
Less:  Amounts due within one year........................................                 314,273       457,065
                                                                                        ----------    ----------
Long-Term Debt, Net.......................................................               2,029,593     2,372,341
                                                                                        ----------    ----------
Total Capitalization......................................................              $4,399,376    $4,713,141
                                                                                        ==========    ==========

The accompanying notes are an integral part of these financial statements.



              NOTES TO CONSOLIDATED STATEMENTS OF CAPITALIZATION


(a) On January 2, 2001, NU modified its forward share purchase arrangements for approximately 10 million NU common shares. To initially effect these arrangements, the financial institutions (counterparties) purchased approximately 10 million NU common shares on the open market in December 1999 and January 2000, in a total aggregate amount of $215 million, at an average price of $21.26. The counterparties maintain ownership of the shares until the transactions are settled. NU will continue to accrue charges on the total aggregate amount at LIBOR plus an agreed upon percentage per annum, until the transactions are settled. These transactions can be settled in cash or NU common shares at the company's discretion. NU expects to repurchase the shares from the counterparties in the first half of 2001 with the proceeds from restructuring. This amount has been classified as temporary equity from stock forward on NU's consolidated balance sheets at December 31, 2000 and 1999.

(b) Each of these series is subject to certain refunding limitations for the first five years after issuance. For preferred stock subject to mandatory redemption, redemption prices reduce in future years.

(c) The minimum sinking fund requirements of the series subject each year to mandatory redemption aggregate $25.8 million in 2001 and $1.5 million in 2002, 2003, 2004, and 2005. In case of default on sinking fund payments, no payments may be made on any junior stock by way of dividends or otherwise (other than in shares of junior stock) so long as the default continues. If a subsidiary is in arrears in the payment of dividends on any outstanding shares of preferred stock, the subsidiary is prohibited from redeeming or purchasing less than all of the outstanding preferred stock.

(d) Long-term debt maturities and cash sinking fund requirements, excluding fees and interest due for spent nuclear fuel disposal costs, on debt outstanding at December 31, 2000, for the years 2001 through 2005 are $314.3 million, $331.5 million, $26.6 million, $26.4 million, and $48.5 million, respectively.

Essentially all utility plant of CL&P, PSNH, WMECO, and NAEC, is subject to the liens of each company's respective first mortgage bond indenture. NAEC's first mortgage bonds are also secured by payments made to NAEC by PSNH under the terms of two life-of-unit, full cost recovery contracts.

CL&P and WMECO have secured $369.3 million of pollution control notes with second mortgage liens on Millstone 1, junior to the liens of their respective first mortgage bond indentures.

CL&P has $62 million of tax-exempt Pollution Control Revenue Bonds (PCRBs) with bond insurance secured by the first mortgage bonds and a liquidity facility.

Concurrent with the issuance of PSNH's Series A and B first mortgage bonds, PSNH entered into financing arrangements with the Business Finance Authority
(BFA) of the state of New Hampshire. Pursuant to these arrangements, the BFA issued five series of PCRBs and loaned the proceeds to PSNH. At December 31, 2000 and 1999, $407.3 million and $516.5 million, respectively, of the PCRBs were outstanding. PSNH's obligation to repay each series of PCRBs is secured by the first mortgage bonds. Each such series of first mortgage bonds contains similar terms and provisions as the applicable series of PCRBs. For financial reporting purposes, these bonds would not be considered outstanding unless PSNH failed to meet its obligations under the PCRBs.

(e) The average effective interest rates on the variable-rate pollution control notes ranged from 3.2 percent to 6.8 percent for 2000 and 2.2 percent to 6.1 percent for 1999.

NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME TAXES
----------------------------------------------------------------------------------------------------------------
                                                                           For the Years Ended December 31,
----------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)                                                       2000          1999          1998
----------------------------------------------------------------------------------------------------------------
The components of the federal and state income tax
  provisions charged to operations are:
Current income taxes:
   Federal......................................................         $ 154,790     $ 248,012     $ (13,660)
   State........................................................            23,052        33,955        (3,903)
                                                                         ---------     ---------     ---------
Total current...................................................           177,842       281,967       (17,563)
                                                                         ---------     ---------     ---------
Deferred income taxes, net:
  Federal.......................................................             7,297      (134,773)       51,913
  State.........................................................            (5,529)      (28,789)      (12,948)
                                                                         ---------     ---------     ---------
Total deferred..................................................             1,768      (163,562)       38,965
                                                                         ---------     ---------     ---------
Investment tax credits, net.....................................           (17,885)      (19,794)      (15,463)
                                                                         ---------     ---------     ---------
Total income tax expense........................................         $ 161,725     $  98,611     $   5,939
                                                                         =========     =========     =========
The components of total income tax expense are
  classified as follows:
    Income taxes charged to operating expenses..................         $ 230,031     $ 180,883     $  82,332
    Other income taxes..........................................           (68,306)      (82,272)      (76,393)
                                                                         ---------     ---------     ---------
Total income tax expense........................................         $ 161,725     $  98,611     $   5,939
                                                                         =========     =========     =========

Deferred income taxes are comprised of the tax effects of
  temporary differences as follows:
   Deferred tax asset associated with net operating losses......         $   1,563     $  14,801     $  69,212
   Depreciation, leased nuclear fuel, settlement
    credits and disposal costs..................................             9,514        (4,580)       16,217
   Regulatory deferral..........................................           (34,486)      (27,297)      (38,287)
   Regulatory disallowance......................................              -          (30,719)      (18,080)
   Sale of fossil and hydroelectric generation assets...........              -         (125,807)         -
   Pension......................................................            25,751         8,936        10,950
   Other........................................................              (574)        1,104        (1,047)
                                                                         ---------     ---------     ---------
Deferred income taxes, net......................................         $   1,768     $(163,562)    $  38,965
                                                                         =========     =========     =========
A reconciliation between income tax expense and the
  expected tax expense at 35 percent of pretax income:
Expected federal income tax.....................................         $ 133,413     $  54,454     $ (40,031)
Tax effect of differences:
   Depreciation.................................................             7,775        24,583        25,793
   Amortization of regulatory assets............................            11,942        45,825        30,740
   Amortization of PSNH acquisition costs.......................             9,946         9,946        17,301
   Investment tax credit amortization...........................           (17,885)      (19,794)      (15,463)
   State income taxes, net of federal benefit...................            11,390         3,358       (10,953)
   Nondeductible penalties......................................                38            17         3,589
   Adjustment for prior years' taxes............................              -           (2,796)       (7,338)
   Employee stock ownership plan................................              (999)        1,166        (1,670)
   Dividends received deduction.................................            (8,618)       (1,314)       (3,218)
   Adjustment to tax asset valuation allowance..................            (2,136)      (23,129)        7,000
   Merger-related expenditures..................................             5,829         4,597           -
   Deferred intercompany gain...................................             5,038           786           630
   Other, net...................................................             5,992           912          (441)
                                                                         ---------     ---------     ---------
Total income tax expense                                                 $ 161,725     $  98,611     $   5,939
                                                                         =========     =========     =========

The accompanying notes are in integral part of these financial statements.



                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.   ABOUT NORTHEAST UTILITIES

Northeast Utilities (NU or the company) is the parent company of the Northeast Utilities system (NU system). Through its regulated utilities and competitive energy subsidiaries, the NU system serves in excess of 30 percent of New England's electric needs and is one of the 25 largest electric utility systems in the country as measured by revenues. The NU system's regulated utilities furnish franchised retail electric service in Connecticut, New Hampshire and western Massachusetts through three wholly owned subsidiaries: The Connecticut Light and Power Company (CL&P), Public Service Company of New Hampshire (PSNH) and Western Massachusetts Electric Company (WMECO). Another wholly owned subsidiary, North Atlantic Energy Corporation (NAEC), sells all of its entitlement to the capacity and output of the Seabrook Station nuclear unit (Seabrook) to PSNH under the terms of two life-of-unit, full cost recovery contracts (Seabrook Power Contracts). A fifth wholly owned subsidiary, Holyoke Water Power Company (HWP), also is engaged in the production and distribution of electric power.

On March 1, 2000, NU completed its acquisition of Yankee Energy System, Inc. (Yankee), the parent company of Yankee Gas Services Company (Yankee Gas), Connecticut's largest natural gas distribution system.

NU is registered with the Securities and Exchange Commission (SEC) as a holding company under the Public Utility Holding Company Act of 1935 (1935 Act), and the NU system is subject to the provisions of the 1935 Act. Arrangements among the NU system companies, outside agencies and other utilities covering inter-connections, interchange of electric power and sales of utility property are subject to regulation by the Federal Energy Regulatory Commission (FERC) and/or the SEC. The operating subsidiaries are subject to further regulation for rates, accounting and other matters by the FERC and/or applicable state regulatory commissions.

NU Enterprises, Inc. is a wholly owned subsidiary of NU and acts as the holding company for certain of NU's competitive energy subsidiaries. Northeast Generation Company (NGC) was formed to acquire and manage generation facilities. Northeast Generation Services Company and its subsidiaries (NGS) was formed to maintain and service any fossil or hydroelectric facility that is acquired or contracted with for these services. HEC Inc. and its subsidiaries
(HEC), Mode 1 Communications, Inc. (Mode 1), Select Energy, Inc. (Select Energy), and Select Energy Portland Pipeline, Inc. engage in a variety of energy-related and telecommunications activities, as applicable, primarily in the competitive energy retail and wholesale commodity, marketing and services fields.

Several wholly owned subsidiaries of NU provide support services for the NU system companies and, in some cases, for other New England utilities. Northeast Utilities Service Company provides centralized accounting, administrative, information resources, engineering, financial, legal, operational, planning, purchasing, and other services to the NU system companies. Northeast Nuclear Energy Company acts as agent for the NU system companies and other New England utilities in operating the Millstone nuclear units. North Atlantic Energy Service Corporation has operational responsibility for Seabrook. Three other subsidiaries construct, acquire or lease some of the property and facilities used by the NU system companies.

B.   PRESENTATION

The consolidated financial statements of the NU system include the accounts of all subsidiaries. Intercompany transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain reclassifications of prior years' data have been made to conform with the current year's presentation.

C.   NEW ACCOUNTING STANDARDS

Derivative Instruments: Effective January 1, 2001, NU adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 requires that derivative instruments be recorded as an asset or liability measured at its fair value and that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria are met.

In order to implement SFAS No. 133 by January 1, 2001, NU established a cross-functional project team to identify all derivative instruments, measure the fair value of those derivative instruments, designate and document various hedge relationships, and evaluate the effectiveness of those hedge relationships. NU has completed the process of identifying all derivative instruments and has established appropriate fair value measurements of those derivative instruments in place at January 1, 2001. In addition, for those derivative instruments which are hedging an identified risk, NU has designated and documented all hedging relationships anew.

NU believes that the majority of its nontrading energy and capacity contracts, purchased-power agreements, power sale agreements, and gas and electric retail contracts, qualify for the "normal purchases and sales" exception of the new standard, and therefore are not required to be recognized at fair value. However, NU believes that its electric, oil and gas swap contracts, interest rate swap agreements, and gas and oil futures are derivatives and will be recorded on its consolidated balance sheets at fair value on January 1, 2001. NU believes that certain of these contracts meet specific hedge accounting criteria; accordingly, changes in the fair value of these contracts will be recorded in other comprehensive income on the consolidated balance sheets.
For those contracts that do not meet the hedging requirements, the changes in fair value of those contracts will be recognized currently in earnings. As explained within Note 8 commodity derivatives that are utilized for trading purposes, are accounted for using the mark-to-market method, under Emerging Issues Task Force (EITF) Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities."

Management will record the effects of SFAS No. 133 in the first quarter of 2001 through a cumulative effect of a change in accounting principle and estimates that the effect will be to reduce pretax earnings by approximately $37.4 million and increase shareholders' equity by $21.7 million. These estimates do not include certain long-term energy and capacity contracts which management believes represent "normal purchases and sales." The accounting for these types of contracts is currently being evaluated by the Financial Accounting Standards Board (FASB). Further guidance from the FASB may change management's conclusions regarding these contracts and require them to be accounted for as derivatives.

Transfers of Financial Assets: In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." SFAS No. 140 revises the criteria for accounting for securitizations, other financial asset transfers and collateral and introduces new disclosures, but otherwise carries forward most of the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," without amendment. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of the disclosure requirements under SFAS No. 140 did not have a material impact on NU's consolidated financial statements.

Revenue Recognition: In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." The adoption of SAB No. 101, as amended, did not have a material impact on NU's consolidated financial statements.

Forward Share Purchase Arrangement: EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," requires that all contracts be initially measured at fair value and subsequently accounted for based on the current classification and the assumed or required settlement method. As NU's forward share purchase arrangements can be settled in cash or NU common shares at the company's discretion, this amount was classified as temporary equity from stock forward on the consolidated balance sheets at December 31, 2000 and 1999.

On January 2, 2001, these arrangements were modified. As a result of applying the revised guidance under EITF Issue No. 00-19, the aforementioned forward share purchase transactions no longer meet the temporary equity criteria and will be classified as an asset or liability in the first quarter of 2001.
The difference between the fair value and contract value will be included in earnings. NU expects to repurchase the shares from the counterparties in the first half of 2001 with the proceeds from restructuring.

D.   INVESTMENTS AND JOINTLY OWNED ELECTRIC UTILITY PLANT

Regional Nuclear Generating Companies: CL&P, PSNH and WMECO own common stock in four regional nuclear companies (Yankee Companies). The NU system's ownership interests in the Yankee Companies at December 31, 2000 and 1999, which are accounted for on the equity method due to the NU system companies' ability to exercise significant influence over their operating and financial policies are 49 percent of the Connecticut Yankee Atomic Power Company (CYAPC),
38.5 percent of the Yankee Atomic Electric Company (YAEC), 20 percent of the Maine Yankee Atomic Power Company (MYAPC), and 16 percent of the Vermont Yankee Nuclear Power Corporation (VYNPC). The NU system's total equity investment in the Yankee Companies at December 31, 2000 and 1999, is $62.5 million and $81.5 million, respectively. Each Yankee Company owns a single nuclear generating unit. However, VYNPC is the only unit still in operation at December 31, 2000.

Millstone: CL&P and WMECO together own 100 percent of both Millstone 1, a 660 megawatt (MW) nuclear unit, which is currently in decommissioning status, and Millstone 2, an 870 MW nuclear generating unit. CL&P, PSNH and WMECO together have a 68.02 percent joint ownership interest in Millstone 3, a 1,154 MW nuclear generating unit. On August 7, 2000, CL&P, WMECO and certain other joint owners reached an agreement to sell substantially all of the Millstone units to Dominion Resources, Inc. (Dominion) for approximately $1.3 billion, including approximately $105 million for nuclear fuel. NU currently expects to close on the sale of Millstone as early as the end of March 2001.

Seabrook: CL&P and NAEC together have a 40.04 percent joint ownership interest in Seabrook, a 1,148 MW nuclear generating unit. NAEC sells all of its share of the power generated by Seabrook to PSNH under the Seabrook Power Contracts. CL&P and NAEC expect to auction their joint ownership interests in Seabrook in 2001 with a closing on the sale expected in 2002.

Plant-in-service and the accumulated provision for depreciation for the NU system's share of Millstone 2 and 3 and Seabrook are as follows:

-------------------------------------------------------------------------------
                                                          At December 31,
-------------------------------------------------------------------------------
(Millions of Dollars)                                     2000        1999
-------------------------------------------------------------------------------
Plant-in-service
Millstone 2                                            $  962.0     $  952.1
Millstone 3                                             2,427.2      2,414.9
Seabrook                                                  909.3        901.9
Accumulated provision for depreciation
Millstone 2                                            $  953.6     $  910.0
Millstone 3                                             2,214.3      2,220.5
Seabrook                                                  821.3        318.8
-------------------------------------------------------------------------------

Hydro-Quebec: NU has a 22.66 percent equity ownership interest, totaling $15 million and $16.5 million at December 31, 2000 and 1999, respectively, in two companies that transmit electricity imported from the Hydro-Quebec system in Canada.

E.   DEPRECIATION

The provision for depreciation is calculated using the straight-line method based on the estimated remaining useful lives of depreciable utility plant-in-service, adjusted for salvage value and removal costs, as approved by the appropriate regulatory agency where applicable. Except for major facilities, depreciation rates are applied to the average plant-in-service during the period. Major facilities are depreciated from the time they are placed in service. When plant is retired from service, the original cost of the plant, including costs of removal less salvage, is charged to the accumulated provision for depreciation. The costs of closure and removal of nonnuclear facilities are accrued over the life of the plant as a component of depreciation. The depreciation rates for the several classes of electric plant-in-service are equivalent to a composite rate of 3.1 percent in 2000 and 3.3 percent in 1999 and 1998.

As a result of discontinuing the application of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," for CL&P's and WMECO's generation businesses in 1999, including CL&P's ownership interest in Seabrook, NU recorded a charge to accumulated depreciation for the nuclear plant in excess of the estimated fair market value at the time in the amount of $2 billion and a corresponding regulatory asset was created. Also, in 2000, HWP discontinued SFAS No. 71 and recorded a charge to accumulated depreciation for the plant in excess of fair value for certain hydroelectric generation assets, which was recorded as an extraordinary loss.

F.   REVENUES

Regulated utility revenues are based on authorized rates applied to each customer's use of electricity. In general, rates can be changed only through a formal proceeding before the appropriate regulatory commission. Regulatory commissions also have authority over the terms and conditions of nontraditional rate-making arrangements. At the end of each accounting period, CL&P, PSNH, WMECO, Select Energy, and Yankee Gas accrue a revenue estimate for the amount of energy delivered but unbilled.

Revenues for NU's competitive energy subsidiaries, primarily Select Energy, are recognized when the energy is delivered.

G.   PSNH ACQUISITION COSTS

PSNH acquisition costs represent the aggregate value placed by the 1989 rate agreement with the state of New Hampshire (Rate Agreement) on PSNH's assets in excess of the net book value of PSNH's non-Seabrook assets, plus the $700 million value assigned to Seabrook by the Rate Agreement as part of the bankruptcy resolution on June 5, 1992. The Rate Agreement provided for the recovery through rates, with a return, of the PSNH acquisition costs. In connection with the "Agreement to Settle PSNH Restructuring" (Settlement Agreement) approximately $219.4 million was written off and the balance of $76.6 million has been reclassified as a regulatory asset.

H.   REGULATORY ACCOUNTING AND ASSETS

The accounting policies of the NU system operating companies and the accompanying consolidated financial statements conform to accounting principles generally accepted in the United States applicable to rate-regulated enterprises and historically reflect the effects of the rate-making process in accordance with SFAS No. 71. As a result of final restructuring orders issued in 1999, CL&P and WMECO discontinued the application of SFAS No. 71 for the generation portion of their businesses. During the fourth quarter of 2000, the Settlement Agreement became probable of implementation, therefore, PSNH discontinued the application of SFAS No. 71 for the generation portion of its business.

CL&P's, WMECO's and PSNH's transmission and distribution business will continue to be cost-based and management believes the application of SFAS No. 71 continues to be appropriate. Management continues to believe it is probable that the NU system operating companies will recover their investments in long-lived assets, including regulatory assets through charges to their transmission and distribution customers generally over periods of 7 to 26 years, subject to certain adjustments. The majority for CL&P and WMECO will be recovered through a transition charge over a 12-year period. PSNH will recover securitized assets over a 12-year period. Nuclear decommissioning and IPP costs will be recovered over the period PSNH is responsible for those costs. The third type of PSNH stranded costs are nonsecuritized regulatory assets (type three regulatory assets). Any type three regulatory assets not collected by the recovery end date will be written off. Based on current projections, PSNH expects to fully recovery all of its type three regulatory assets by the recovery end date stipulated in the Settlement Agreement. In addition, all material regulatory assets are earning a return. The components of the NU system companies' regulatory assets are as follows:

-------------------------------------------------------------------------------
                                                          At December 31,
-------------------------------------------------------------------------------
(Millions of Dollars)                                     2000        1999
-------------------------------------------------------------------------------
Recoverable nuclear costs                               $2,565.8    $2,210.8
Income taxes, net                                          504.7       636.6
Unrecovered contractual obligations                        255.8       349.2
Recoverable energy costs, net                              332.5       228.2
Other                                                      252.0       217.6
-------------------------------------------------------------------------------
Totals                                                  $3,910.8    $3,642.4
-------------------------------------------------------------------------------

As a result of discontinuing the application of SFAS No. 71 in 1999 for CL&P's and WMECO's generation businesses, CL&P and WMECO reclassified nuclear plant in excess of its estimated fair market value from plant to regulatory assets. As of December 31, 2000 and 1999, both the CL&P unamortized balance ($1.35 billion and $1.38 billion, respectively) and the WMECO unamortized balance ($286.9 million and $316.1 million, respectively) are classified as recoverable nuclear costs. Also included in that regulatory asset component for 2000 and 1999 are $449.2 million and $514.7 million, respectively, which includes Millstone 1 recoverable nuclear costs relating to the recoverable portion of the undepreciated plant and related assets ($90.8 million and $145.7 million, respectively) and the decommissioning and closure obligation ($358.4 million and $369 million, respectively).

As a result of discontinuing the application of SFAS No. 71 in 2000 for PSNH's generation business, PSNH recorded an after-tax charge of $214.2 million in the fourth quarter of 2000. In addition, a regulatory asset was created for the Seabrook over market generation in the amount of $484.7 million, which is classified as recoverable nuclear costs. It is anticipated this regulatory asset will be securitized.

I.   INCOME TAXES

The tax effect of temporary differences (differences between the periods in which transactions affect income in the financial statements and the periods in which they affect the determination of taxable income) is accounted for in accordance with the rate-making treatment of the applicable regulatory commissions.

The tax effect of temporary differences, including timing differences accrued under previously approved accounting standards, that give rise to the accumulated deferred tax obligation is as follows:

-------------------------------------------------------------------------------
(Millions of Dollars)                                     2000        1999
-------------------------------------------------------------------------------
Accelerated depreciation and other
  plant-related differences                             $1,364.9    $1,388.0
Regulatory assets - income tax
  gross-up                                                 189.1       241.2
Other                                                       31.5        58.9
-------------------------------------------------------------------------------
Totals                                                  $1,585.5    $1,688.1
-------------------------------------------------------------------------------

J.   UNRECOVERED CONTRACTUAL OBLIGATIONS

Under the terms of contracts with the Yankee Companies, the shareholder-sponsored companies are responsible for their proportionate share of the remaining costs of the units, including decommissioning. As management expects that the NU system companies will be allowed to recover these costs from their customers, the NU system companies have recorded regulatory assets, with corresponding obligations, on their respective balance sheets.

K.   RECOVERABLE ENERGY COSTS

Energy Policy Act of 1992: Under the Energy Policy Act of 1992 (Energy Act), CL&P, PSNH, WMECO, and NAEC are assessed for their proportionate shares of the costs of decontaminating and decommissioning uranium enrichment plants owned by the United States Department of Energy (DOE) (D&D Assessment). The Energy Act requires that regulators treat D&D Assessments as a reasonable and necessary current cost of fuel, to be fully recovered in rates like any other fuel cost. CL&P, PSNH, WMECO, and NAEC are currently recovering these costs through rates. As of December 31, 2000 and 1999, the NU system's total D&D Assessment deferrals were $34.5 million and $38.4 million, respectively.

CL&P: Through December 31, 1999, CL&P had an energy adjustment clause under which fuel prices above or below base-rate levels were charged to or credited to customers. Coincident with the start of restructuring, the energy adjustment clause was terminated. Energy costs deferred and not yet collected under the energy adjustment clause amounted to $61.1 million and $62.6 million at December 31, 2000 and 1999, respectively. This balance is recorded as a generation-related stranded cost and will be recovered through a transition charge mechanism pending final Connecticut Department of Public Utility Control
(DPUC) approval.

PSNH: The Rate Agreement includes a fuel and purchased-power adjustment clause (FPPAC) permitting PSNH to pass through to retail customers, for a 10-year period that began in May 1991, the retail portion of differences between the fuel and purchased-power costs assumed in the Rate Agreement and PSNH's actual costs, which include the costs related to the Seabrook Power Contracts and the Clean Air Act Amendment. The cost components of the FPPAC are subject to a prudence review by the New Hampshire Public Utilities Commission (NHPUC). At December 31, 2000 and 1999, PSNH had $230.1 million and $120.5 million, respectively, of recoverable energy costs deferred under the FPPAC. Under the Settlement Agreement, the FPPAC will be recovered as a type three regulatory asset through a transition charge.

L.   CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes cash on hand and short-term cash investments which are highly liquid in nature and have original maturities of three months or less.

2.   SHORT-TERM DEBT

Limits: The amount of short-term borrowings that may be incurred by NU and the NU system operating companies is subject to periodic approval by either the SEC under the 1935 Act or by the respective state regulators. Currently, SEC authorization allows NU, CL&P, WMECO, and Yankee Gas to incur total short-term borrowings up to a maximum of $400 million, $375 million, $250 million, and $100 million, respectively. In addition, the charters of CL&P and WMECO contain preferred stock provisions restricting the amount of unsecured debt those companies may incur. As of December 31, 2000, CL&P's and WMECO's charters permit CL&P and WMECO to incur $245 million and $94 million, respectively, of additional unsecured debt. PSNH and NAEC are authorized by the NHPUC to incur short-term borrowings up to a maximum of $71.3 million and $260 million, respectively.

Credit Agreements:

NGC: In March 2000, CL&P and WMECO transferred 1,289 MW of hydroelectric generation assets in Connecticut and Massachusetts to NGC, an affiliated company, for approximately $865.5 million. To finance the transfer, on March 9, 2000, NGC entered into a new short-term credit agreement with a total commitment amount of $865.5 million, collateralized by the generation assets transferred. Under the short-term credit agreement, $435.5 million of the commitment matured on March 14, 2000, and was repaid. This credit agreement, with an original maturity date of December 29, 2000, was extended for a minimum of six months. NGC expects to replace the short-term credit agreement with up to $440 million of permanent financing in the first half of 2001.
At December 31, 2000, there were $402.4 million in borrowings under the credit agreement.

Yankee Merger: To finance the cash portion of the Yankee merger, on March 1, 2000, NU entered into an unsecured term loan agreement for $266 million.
The term loan agreement will expire on February 28, 2001. NU expects to replace this financing with permanent, long-term financing prior to its maturity date. At December 31, 2000, there were $263 million in borrowings under the term loan agreement.

CL&P and WMECO: On November 17, 2000, CL&P and WMECO entered into a 364-day revolving credit facility for $350 million, replacing the previous $500 million facility which was to expire on November 17, 2000. CL&P and WMECO may draw up to $200 million and $150 million, respectively, under the facility which, until the nuclear divestiture, is secured by second mortgages on Millstone 2 and 3. Once CL&P and WMECO receive the proceeds from securitization, the $350 million revolving credit facility will be reduced to $250 million, with a $150 million limit for CL&P and a $100 million limit for WMECO. Unless extended, the credit facility will expire on November 16, 2001. At December 31, 2000 and 1999, there were $225 million and $213 million, respectively, in borrowings under these facilities.

NAEC: On November 9, 2000, NAEC entered into an unsecured 364-day term credit agreement for $200 million, replacing a $225 million term loan which was to expire on November 9, 2000. The proceeds from the term credit agreement were used to repay the $200 million outstanding under the previous term loan. Additionally, the interest rate swaps and collar related to the previous term loan expired and were not replaced. The term credit agreement also contains two mandatory prepayment provisions; the first is a 50 percent mandatory principal repayment of amounts outstanding to $100 million within two days of the buydown of the Seabrook Power Contracts and the second is 100 percent prepayment within two days of the sale of Seabrook. Any amounts prepaid can not be reborrowed. Unless extended, the term credit agreement will expire on November 8, 2001. At December 31, 2000 and 1999, there were $200 million in borrowings under the credit agreement and previous term loan.

NU Parent: To continue to support the working capital needs of NU and its competitive energy subsidiaries, NU replaced its $350 million 364-day unsecured revolving credit facility which was to expire on November 17, 2000, with a 364-day unsecured revolving credit facility on November 17, 2000. This facility provides a total commitment of $400 million which is available subject to two overlapping sub-limits. First, subject to the notional amount of any letters of credit outstanding, amounts up to $300 million are available for advances. Second, subject to the advances outstanding, letters of credit may be issued in notional amounts up to $200 million. Unless extended, this credit facility will expire on November 16, 2001. At December 31, 2000 and 1999, there were $173 million and $65 million, respectively, in borrowings under the new and previous facilities. With regard to credit support, NU had $40 million and $29 million, respectively, in letters of credit issued under the new and previous agreements at December 31, 2000 and 1999.

Yankee Gas: Yankee Gas has arranged a $60 million unsecured revolving credit facility. On November 17, 2000, the expiration date of this facility was extended to November 16, 2001. At December 31, 2000, there were $46.6 million in borrowings under this credit facility.

NU provides credit assurance in the form of guarantees, letters of credit and other assurances for the financial performance obligations of certain of its competitive energy subsidiaries. NU currently has authorization from the SEC to provide up to $500 million of such assurances. As of December 31, 2000 and 1999, NU had provided approximately $284 million and $190 million, respectively, of such credit assurances.

Under the aforementioned credit agreements, the respective borrowers may borrow at fixed or variable rates plus an applicable margin based upon certain debt ratings, as rated by the lower of Standard and Poor's or Moody's Investors Service. The weighted average interest rate on the NU system companies' notes payable to banks outstanding on December 31, 2000 and 1999, was 8.85 percent and 7.93 percent, respectively. Maturities of short-term debt obligations were for periods of three months or less.

These credit agreements provide that the parties to these agreements must comply with certain financial and nonfinancial covenants as are customarily included in such agreements, including, but not limited to, common equity ratios, interest coverage ratios, cash flow ratios, and dividend payment restrictions. The parties to the credit agreements currently are and expect to remain in compliance with these covenants.

3.   LEASES

CL&P and WMECO finance their nuclear fuel for Millstone 2 and their respective shares of the nuclear fuel for Millstone 3 under the Niantic Bay Fuel Trust
(NBFT) capital lease agreement. This capital lease agreement has an expiration date of June 1, 2040. At December 31, 2000 and 1999, the present value of the capital lease obligation to the NBFT was $139.2 million and $157 million, respectively. In connection with the planned nuclear divestiture the NBFT capital lease agreement will be terminated, the nuclear fuel will be transferred to Dominion and the related $180 million Series G Intermediate Term Note Agreement will be extinguished with the divestiture proceeds.

CL&P and WMECO make quarterly lease payments for the cost of nuclear fuel consumed in the reactors based on a units-of-production method at rates which reflect estimated kilowatt-hours of energy provided plus financing costs associated with the fuel in the reactors. Upon permanent discharge from the reactors, ownership of the nuclear fuel transfers to CL&P and WMECO.

The NU system companies also have entered into lease agreements, some of which are capital leases, for the use of data processing and office equipment, vehicles, nuclear control room simulators, and office space. The provisions of these lease agreements generally provide for renewal options.

Capital lease rental payments charged to operating expense were $50.1 million in 2000, $20.8 million in 1999 and $31 million in 1998. Interest included in capital lease rental payments was $11.6 million in 2000, $13.7 million in 1999 and $18.3 million in 1998. Operating lease rental payments charged to expense were $10.1 million in 2000, $7.5 million in 1999 and $15.7 million in 1998.

Future minimum rental payments, excluding annual nuclear fuel lease payments and executory costs, such as property taxes, state use taxes, insurance, and maintenance, under long-term noncancelable leases, as of December 31, 2000 are as follows:

------------------------------------------------------------------------------
(Millions of Dollars)
------------------------------------------------------------------------------
Year                                    Capital Leases     Operating Leases
------------------------------------------------------------------------------
2001                                       $  4.9              $ 25.0
2002                                          3.2                20.0
2003                                          3.2                15.0
2004                                          3.0                11.5
2005                                          2.8                 9.4
After 2005                                   27.7                23.2
------------------------------------------------------------------------------
Future minimum lease payments                44.8
Less amount representing interest            24.1               104.1
------------------------------------------------------------------------------
Present value of future minimum
  lease payments for other than
  nuclear fuel                               20.7
Present value of future nuclear
  fuel lease payments                       139.2
------------------------------------------------------------------------------
Present value of future minimum
  lease payments                           $159.9
------------------------------------------------------------------------------
4.   EMPLOYEE BENEFITS

A.   PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The NU system companies, participate in a uniform noncontributory defined benefit retirement plan covering substantially all regular NU system employees. Benefits are based on years of service and the employees' highest eligible compensation during 60 consecutive months of employment. The total pension credit, part of which was credited to utility plant, was $97.9 million in 2000, $33.7 million in 1999 and $44.1 million in 1998.

Currently, the NU system companies' policy is to annually fund an amount at least equal to that which will satisfy the requirements of the Employee Retirement Income Security Act and Internal Revenue Code.

The NU system companies also provide certain health care benefits, primarily medical and dental, and life insurance benefits through a benefit plan to retired employees. These benefits are available for employees retiring from the NU system who have met specified service requirements. For current employees and certain retirees, the total benefit is limited to two times the 1993 per retiree health care cost. These costs are charged to expense over the estimated work life of the employee. The NU system companies annually fund postretirement costs through external trusts with amounts that have been rate-recovered and which also are tax deductible.

Pension and trust assets are invested primarily in domestic and international equity securities and bonds.

In December 2000, NU announced the details of a voluntary separation program designed to reduce NU's generation-related support staff in 2001. NU will reflect the program's costs in first quarter 2001 results.

The following table represents information on the plans' benefit obligation, fair value of plan assets, and the respective plans' funded status:

-------------------------------------------------------------------------------
                                                At December 31,
-------------------------------------------------------------------------------
                                   Pension Benefits     Postretirement Benefits
-------------------------------------------------------------------------------
(Millions of Dollars)             2000         1999         2000         1999
-------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation
  at beginning of year......... $(1,516.6)  $(1,479.2)    $(306.8)    $(305.2)
Yankee merger..................     (66.7)         -        (26.9)         -
Service cost...................     (41.2)      (43.7)       (7.6)       (7.6)
Interest cost..................    (118.5)     (106.3)      (25.5)      (21.8)
Employee contribution..........        -           -         (0.1)         -
Plan amendment.................        -        (79.6)         -           -
Actuarial (loss)/gain..........     (39.4)      133.8       (13.6)       (1.3)
Benefits paid..................     109.5        78.3        27.5        28.9
Settlements and other..........       2.0       (19.9)        0.7         0.2
-------------------------------------------------------------------------------
Benefit obligation
  at end of year............... $(1,670.9)  $(1,516.6)    $(352.3)    $(306.8)
-------------------------------------------------------------------------------
Change in plan assets
Fair value of plan assets
  at beginning of year......... $ 2,330.2   $ 2,098.0     $ 170.7     $ 151.2
Yankee merger..................     107.5          -         16.1          -
Actual return on plan assets...      (8.8)      310.5         8.6        18.7
Employer contribution..........        -          -          29.6        29.7
Employee contribution..........        -          -           0.1          -
Benefits paid..................    (109.5)      (78.3)      (27.5)      (28.9)
-------------------------------------------------------------------------------
Fair value of plan assets
  at end of year............... $ 2,319.4   $ 2,330.2     $ 197.6     $ 170.7
-------------------------------------------------------------------------------
Funded status at December 31... $   648.5   $   813.6     $(154.7)    $(136.1)
Unrecognized transition
  (asset)/obligation...........      (5.8)       (7.4)      180.9       196.6
Unrecognized prior
  service cost.................      90.9        99.2         -           -
Unrecognized net gain..........    (594.1)     (904.7)      (35.5)      (60.4)
-------------------------------------------------------------------------------
Prepaid/(accrued) benefit cost. $   139.5   $     0.7     $  (9.3)    $   0.1
-------------------------------------------------------------------------------

The following actuarial assumptions were used in calculating the plans' year end funded status:

-------------------------------------------------------------------------------
                                               At December 31,
-------------------------------------------------------------------------------
                                   Pension Benefits     Postretirement Benefits
-------------------------------------------------------------------------------
                                     2000    1999           2000      1999
-------------------------------------------------------------------------------
Discount rate.....................   7.50%   7.75%          7.50%     7.75%
Compensation/progression rate.....   4.50    4.75           4.50      4.75
Health care cost trend rate (a)...   N/A     N/A            5.26      5.57
-------------------------------------------------------------------------------

(a) The annual per capita cost of covered health care benefits was assumed to decrease to 4.91 percent by 2001.

The components of net periodic benefit (credit)/cost are:

-------------------------------------------------------------------------------
                                    For the Years Ended December 31,
-------------------------------------------------------------------------------
                                                          Postretirement
                               Pension Benefits              Benefits
-------------------------------------------------------------------------------
(Millions of Dollars)     2000      1999      1998     2000   1999     1998
-------------------------------------------------------------------------------
Service cost.........    $ 41.2   $ 43.7    $ 37.4    $ 7.6   $ 7.6   $ 6.6
Interest cost........     118.5    106.3      96.8     25.5    21.8    20.9
Expected return
  on plan assets.....    (205.1)  (175.5)   (153.2)   (15.3)  (11.7)   (9.9)
Amortization of
  unrecognized net
  transition (asset)/
  obligation.........      (1.4)    (1.5)     (1.5)    15.1    15.1    15.1
Amortization of prior
  service cost.......       7.9      7.9       2.1       -       -       -
Amortization of
  actuarial gain.....     (52.4)   (33.5)    (25.7)      -       -       -
Other amortization,
  net................        -        -         -      (4.3)   (3.1)   (3.8)
  Settlements and
  other..............      (6.6)    18.9        -        -       -       -
-------------------------------------------------------------------------------
Net periodic benefit
 (credit)/cost.......    $(97.9)  $(33.7)   $(44.1)   $28.6   $29.7   $28.9
-------------------------------------------------------------------------------

For calculating pension and postretirement benefit costs, the following assumptions were used:

-------------------------------------------------------------------------------
                                     For the Years Ended December 31,
-------------------------------------------------------------------------------
                                                           Postretirement
                                 Pension Benefits              Benefits
-------------------------------------------------------------------------------
                           2000      1999      1998     2000    1999     1998
-------------------------------------------------------------------------------
Discount rate........      7.75%     7.00%     7.25%    7.75%   7.00%    7.25%
Expected long-term
  rate of return.....      9.50      9.50      9.50      N/A     N/A      N/A
Compensation/
 progression rate....      4.75      4.25      4.25     4.75    4.25     4.25
Long-term rate
  of return -
  Health assets,
    net of tax.......       N/A       N/A       N/A     7.50    7.50     7.75
  Life assets........       N/A       N/A       N/A     9.50    9.50     9.50
-------------------------------------------------------------------------------

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The effect of changing the assumed health care cost trend rate by one percentage point in each year would have the following effects:

-------------------------------------------------------------------------------
                                            One Percentage     One Percentage
(Millions of Dollars)                       Point Increase     Point Decrease
-------------------------------------------------------------------------------
Effect on total service and
  interest cost components                      $ 1.6              $ (1.6)
Effect on postretirement
  benefit obligation                            $17.9              $(16.6)
-------------------------------------------------------------------------------

The trust holding the health plan assets is subject to federal income taxes.

B.   401(k) SAVINGS PLAN

NU maintains a 401(k) Savings Plan for substantially all NU system employees. This savings plan provides for employee contributions up to specified limits. NU matches employee contributions up to a maximum of 3 percent of eligible compensation with cash and NU stock. The matching contributions made by NU were $13.6 million in 2000, $13.8 million in 1999 and $13.2 million in 1998.

C.     ESOP

NU maintains an Employee Stock Ownership Plan (ESOP) for purposes of allocating shares to employees participating in the NU system's 401(k) Savings Plan.
Under this arrangement, NU issued unsecured notes during 1991 and 1992 totaling $250 million, the proceeds of which were lent to the ESOP trust for the purchase of 10.8 million newly issued NU common shares (ESOP Shares). The
ESOP trust is obligated to make principal and interest payments on the ESOP notes at the same rate that ESOP Shares are allocated to employees. NU makes annual contributions to the ESOP equal to the ESOP's debt service, less dividends received by the ESOP. All dividends received by the ESOP on unallocated shares are used to pay debt service and are not considered dividends for financial reporting purposes. During the fourth quarter of 1999 through December 31, 2000, NU paid a 10 cent per share quarterly dividend.

In 2000 and 1999, the ESOP trust issued 572,863 and 556,978 of NU common shares, respectively, to satisfy 401(k) Savings Plan obligations to employees. As of December 31, 2000 and 1999, the total allocated ESOP shares were 5,854,699 and 5,281,836, respectively, and total unallocated ESOP shares were 4,945,486 and 5,518,349, respectively. The fair market value of unallocated ESOP shares as of December 31, 2000 and 1999, was $119.9 million and $113.5 million, respectively.

D.   STOCK-BASED COMPENSATION

Employee Stock Purchase Plan (ESPP): Since July 1998, the NU system maintained an ESPP for all eligible employees. Under the ESPP, shares of NU common stock were purchased at 6-month intervals at 85 percent of the lower of the price on the first or last day of each 6-month period. Employees purchased shares having a value not exceeding 25 percent of their compensation at the beginning of the purchase period. During 2000 and 1999, employees purchased 199,520 and 253,853 shares, respectively, at discounted prices ranging from $17.48 to $18.49 in 2000, and $13.76 to $14.93 per share in 1999. At December 31, 2000 and 1999, 1,417,156 and 1,616,676 shares remained reserved for future issuance under the ESPP, respectively. Effective January 1, 2001, the ESPP was terminated.

Incentive Plans: The NU system has long-term incentive plans authorizing various types of share-based awards, including stock options, to be made to eligible employees and board members. The exercise price of stock options, as set at the time of grant, is generally equal to the fair market value per share at the date of grant. Under the Northeast Utilities Incentive Plan (Incentive Plan), the number of shares which may be utilized for awards granted during a given calendar year may not exceed one percent of the total number of shares of NU common stock outstanding as of the first day of that calendar year.

Stock option transactions for 1998, 1999 and 2000, including those options acquired in connection with the Yankee merger, are as follows:

-------------------------------------------------------------------------------
                                              Exercise Price Per Share
                                              ------------------------

                                   Options             Range          Weighted
                                   -------             -----           Average
-------------------------------------------------------------------------------
Outstanding December 31, 1997       500,000                $ 9.6250   $ 9.6250
Granted                             741,273     $14.8750 - $16.8125   $16.1780
Forfeited                            (7,595)               $16.3125   $16.3125
-------------------------------------------------------------------------------
Outstanding December 31, 1998     1,233,678     $ 9.6250 - $16.8125   $13.5213
Granted                             644,123     $14.9375 - $21.1250   $15.2514
Exercised                           (19,368)    $16.3125 - $16.8125   $16.3986
Forfeited                           (32,177)    $14.9375 - $16.3125   $15.8714
-------------------------------------------------------------------------------
Outstanding December 31, 1999     1,826,256     $ 9.6250 - $21.1250   $14.0585
Granted                             669,470     $18.4375 - $22.2500   $18.7029
Yankee merger                        10,167     $ 9.3640 - $12.6888   $10.7653
Exercised                           (43,750)    $14.9375 - $19.5000   $16.0658
Forfeited                           (28,281)    $14.9375 - $19.5000   $16.6515
-------------------------------------------------------------------------------
Outstanding December 31, 2000     2,433,862     $ 9.3640 - $22.2500   $15.2569
-------------------------------------------------------------------------------
Exercisable December 31, 1998       232,936     $14.8750 - $16.8125   $16.2972
Exercisable December 31, 1999       711,787     $ 9.6250 - $21.1250   $14.0102
Exercisable December 31, 2000     1,298,339     $ 9.3640 - $22.2500   $14.2021
-------------------------------------------------------------------------------

The vesting schedule for the options granted in 1998 is one-third upon grant, two-thirds after one year and the total award after two years. For the options that were granted in 1999 and for certain options that were granted in 2000, the vesting schedule for these options is ratably over three years from the date of grant. Other options granted in 2000 vest 50 percent at the date of grant and 50 percent one year from the date of grant.

Also under the Incentive Plan, the NU system awarded 91,120 of restricted shares in 1999. These shares have the same vesting schedule as the options granted under the Incentive Plan. The NU system has also made several small grants of restricted stock and other incentive-based stock compensation. During 2000, 1999 and 1998, $1.9 million, $2.2 million and $0.8 million, respectively, was expensed for stock-based compensation.

Had compensation cost been determined for the ESPP and the incentive plan stock options under the fair value method as opposed to the intrinsic value method followed by the NU system, net (loss)/income and net (loss)/income per share would have been as follows:

-------------------------------------------------------------------------------
(Millions of Dollars,
except per share amounts)                       2000        1999        1998
-------------------------------------------------------------------------------
Net (loss)/income                             $(33.9)       $29.6     $(149.1)
Basic (loss)/income per common share          $(0.24)       $0.23     $ (1.14)
Diluted (loss)/income per common share        $(0.24)       $0.22     $ (1.14)
-------------------------------------------------------------------------------

The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

-------------------------------------------------------------------------------
                                                2000        1999        1998
-------------------------------------------------------------------------------
Risk-free interest rate                        6.56%       5.69%       5.82%
Expected life                                 10 years    10 years    10 years
Expected volatility                           26.15%      36.21%      35.05%
Expected dividend yield                        1.82%       1.89%       5.46%
-------------------------------------------------------------------------------

The weighted average grant date fair values of options granted during 2000, 1999 and 1998 were $7.50, $6.79 and $3.98, respectively. As of December 31, 2000 and 1999, the weighted average remaining contractual lives for those options outstanding are 7.92 years and 8.47 years, respectively.

5.   SALE OF CUSTOMER RECEIVABLES

As of December 31, 2000 and 1999, CL&P had sold accounts receivable of $170 million to a third-party purchaser with limited recourse through the CL&P Receivables Corporation (CRC), a wholly owned subsidiary of CL&P. In addition, at December 31, 2000 and 1999, $18.9 million and $22.5 million, respectively, of accounts receivable were designated as collateral under the agreement with the CRC.

Concentrations of credit risk to the purchaser under the company's agreement with respect to the receivables are limited due to CL&P's diverse customer base within its service territory.

6.   COMMITMENTS AND CONTINGENCIES

A.   RESTRUCTURING

Connecticut: The 1999 restructuring orders allowed for securitization of CL&P's nonnuclear regulatory assets and the costs to buyout or buydown the various purchased-power contracts. On November 8, 2000, the DPUC approved CL&P's request to securitize an amount not to exceed $1.55 billion of approved, eligible stranded costs, primarily related to above-market purchased-power contracts and generation related regulatory assets. However, the Office of Consumer Counsel (OCC) appealed the securitization order to the Connecticut Superior Court and it remains unclear when securitization financing can be undertaken.

New Hampshire: In September 2000, the NHPUC approved a comprehensive restructuring order that would allow PSNH to securitize up to $670 million of stranded costs. In January 2001, the New Hampshire Supreme Court upheld this restructuring order on appeal. However, one of the appellants indicated publicly it would request a review of the New Hampshire Supreme Court decision by the United States Supreme Court. Such a request must be filed by May 1, 2001. Management believes that such an appeal would have a low probability of success, but cannot determine what effect it might have on the timing of the issuance of securitization bonds and the implementation of customer choice in New Hampshire. PSNH currently expects to work with the State of New Hampshire to issue securitization bonds early in the second quarter of 2001.

In October 2000, NU reached an agreement with an unaffiliated joint owner, who owns approximately 15 percent of Seabrook, to auction its share of the plant with NU's share. As part of the agreement, if the unaffiliated joint owner's share of Seabrook sells for less than $87.2 million, NU will provide up to $17.4 million to compensate for any shortfall. NU also will share in the benefits if that share of Seabrook exceeds $87.2 million. Additionally, under the agreement, NU will top-off certain decommissioning obligations above a defined level.

Massachusetts: A settlement has been reached with the Massachusetts Attorney General finalizing a $155 million securitization plan. WMECO expects to receive approval of its securitization plan in February 2001.

B.   NUCLEAR GENERATION ASSETS DIVESTITURE

On August 7, 2000, CL&P, WMECO and certain other joint owners reached an agreement to sell substantially all of the Millstone units, located in Waterford, Connecticut, to Dominion, for approximately $1.3 billion, including approximately $105 million for nuclear fuel. Dominion has also agreed to assume responsibility for decommissioning the three units and NU will transfer to Dominion all funds in the Millstone decommissioning trust. Additionally, NU is obligated to top-off the decommissioning trust if its value does not equal a previously agreed upon level as defined. NU expects to close on the sale of Millstone as early as the end of March 2001.

If the transaction is consummated as proposed, CL&P and WMECO would receive gross proceeds of approximately $843.2 million and $196.2 million on a pretax basis for their respective ownership interests. The proceeds from the sale of these interests will be used to reduce the companies' stranded costs under restructuring and the cash proceeds will be used to repay subsidiary debt and capital lease obligations and to return equity capital to the parent company. The DPUC approved the recovery of Millstone-related stranded costs not offset by asset divestiture proceeds. Pursuant to the DPUC order, CL&P will seek recovery of Millstone post-1997 capital additions totaling $50 million. The OCC has appealed CL&P's ability to recover these costs. PSNH will receive
$26 million on a pretax basis, which will be reflected as a gain in accordance with the Settlement Agreement.

In connection with the prior settlement of Millstone 3 joint owner claims, if the aforementioned transaction is consummated as proposed, the NU system will record a pretax gain in excess of $150 million. These settlements included clauses which allowed NU to retain sale proceeds for the joint owners interests in the units in excess of certain agreed upon amounts.

By the end of 2002, PSNH expects to complete the sale of its fossil and hydroelectric generation assets, as well as NAEC's ownership share of Seabrook. CL&P intends to sell its interest in Seabrook, when NAEC sells theirs.

C.   ENVIRONMENTAL MATTERS

The NU system is subject to environmental laws and regulations intended to mitigate or remove the effect of past operations and improve or maintain the quality of our environment. As such, the NU system has an active environmental auditing and training program and believes it is substantially in compliance with the current laws and regulations.

However, the normal course of operations may involve activities and substances that expose the NU system to potential liabilities of which management cannot determine the outcome. Additionally, management cannot determine the outcome for liabilities that may be imposed for past acts, even though such past acts may have been lawful at the time they occurred. Management does not believe, however, that this will have a material impact on the NU system's financial statements.

Based upon currently available information for the estimated remediation costs as of December 31, 2000 and 1999, including Yankee in 2000, the liability recorded by the NU system for its estimated environmental remediation costs amounted to $58.2 million and $24.8 million, respectively.

D.   SPENT NUCLEAR FUEL DISPOSAL COSTS

Under the Nuclear Waste Policy Act of 1982, CL&P, PSNH, WMECO, and NAEC must pay the DOE for the disposal of spent nuclear fuel and high-level radioactive waste. The DOE is responsible for the selection and development of repositories for, and the disposal of, spent nuclear fuel and high-level radioactive waste. For nuclear fuel used to generate electricity prior to April 7, 1983 (Prior Period Fuel), an accrual has been recorded for the full liability and payment must be made prior to the first delivery of spent fuel to the DOE. Until such payment is made, the outstanding balance will continue to accrue interest at the 3-month treasury bill yield rate. As of December 31, 2000 and 1999, fees due to the DOE for the disposal of Prior Period Fuel were $240.3 million and $226.5 million, respectively, including interest costs of $158.2 million and $144.3 million, respectively.

Fees for nuclear fuel burned on or after April 7, 1983, are billed currently to customers and paid to the DOE on a quarterly basis. NU is responsible for fees to be paid for fuel burned until the divestiture of the Millstone and Seabrook nuclear units.

E.   NUCLEAR INSURANCE CONTINGENCIES

Insurance policies covering the NU system's nuclear facilities have been purchased for the primary cost of repair, replacement or decontamination of utility property, certain extra costs incurred in obtaining replacement power during prolonged accidental outages and the excess cost of repair, replacement or decontamination or premature decommissioning of utility property.

The NU system is subject to retroactive assessments if losses under those policies exceed the accumulated funds available to the insurer. The maximum potential assessments with respect to losses arising during the current policy year for the primary property insurance program, the replacement power policies and the excess property damage policies are $8.2 million, $4.1 million and $10.2 million, respectively. In addition, insurance has been purchased in the aggregate amount of $200 million on an industry basis for coverage of worker claims.

Under certain circumstances, in the event of a nuclear incident at one of the nuclear facilities covered by the federal government's third-party liability indemnification program, the NU system could be assessed liabilities in proportion to its ownership interest in each of its nuclear units up to $83.9 million. The NU system's payment of this assessment would be limited to, in proportion to its ownership interest in each of its nuclear units, $10 million in any one year per nuclear unit. In addition, if the sum of all claims and costs from any one nuclear incident exceeds the maximum amount of financial protection, the NU system would be subject to an additional 5 percent, or $4.2 million, liability, in proportion to its ownership interests in each of its nuclear units. Based upon its ownership interests in the Millstone units and in Seabrook, the NU system's maximum liability, including any additional assessments, would be $271 million per incident, of which payments would be limited to $30.8 million per year. In addition, through purchased-power contracts with VYNPC, the NU system would be responsible for up to an additional assessment of $14.1 million per incident, of which payments would be limited to $1.6 million per year.

NU expects to terminate its nuclear insurance upon the divestiture of its nuclear units.

F.   LONG-TERM CONTRACTUAL ARRANGEMENTS

Yankee Companies: Under the terms of their agreements, the NU system companies paid their ownership (or entitlement) shares of costs, which included depreciation, operation and maintenance (O&M) expenses, taxes, the estimated cost of decommissioning, and a return on invested capital. These costs were recorded as purchased-power expenses. The total cost of purchases under contracts with VYNPC amounted to $24.9 million in 2000, $29.2 million in 1999 and $27.3 million in 1998. VYNPC is in the process of selling its nuclear unit. Upon completion of the sale, these long-term contracts will be terminated.

Nonutility Generators (NUGs): CL&P, PSNH and WMECO have entered into various arrangements for the purchase of capacity and energy from NUGs. The total cost of purchases under these arrangements amounted to $482.1 million in 2000, $461.8 million in 1999 and $459.7 million in 1998. The companies are in the process of renegotiating the terms of these contracts through either a contract buydown or buyout. The companies expect any payments to the NUGs as result of these renegotiations to be recovered from the companies' customers.

Hydro-Quebec: Along with other New England utilities, CL&P, PSNH, WMECO, and HWP have entered into agreements to support transmission and terminal facilities to import electricity from the Hydro-Quebec system in Canada. CL&P, PSNH, WMECO, and HWP are obligated to pay, over a 30-year period ending in 2020, their proportionate shares of the annual O&M expenses and capital costs of those facilities.

Estimated Annual Costs:   The estimated annual costs of the NU system's
significant long-term contractual arrangements, absent the effects of any contract terminations, buydowns or buyouts are as follows:

------------------------------------------------------------------------------
                                   2001     2002     2003     2004     2005
------------------------------------------------------------------------------
                                             (Millions of Dollars)

VYNPC.............               $ 28.5    $ 28.9   $ 29.1   $ 32.0   $ 30.1
NUGs..............                480.2     489.2    500.6    487.3    496.8
Hydro-Quebec......                 27.9      27.0     26.0     25.0     24.1
------------------------------------------------------------------------------

Select Energy: Select Energy maintains long-term agreements to purchase energy in the normal course of business as part of its portfolio of resources to meet its actual or expected sales commitments. The aggregate amount of these purchase contracts was $1.94 billion at December 31, 2000.

These contracts extend through 2004 as follows:

-------------------------------------------------------------------------------
(Millions of Dollars)
-------------------------------------------------------------------------------
Year
-------------------------------------------------------------------------------
2001                             $1,418.3
2002                                266.2
2003                                228.5
2004                                 28.0
-------------------------------------------------------------------------------
Total                            $1,941.0
-------------------------------------------------------------------------------

7.   NUCLEAR DECOMMISSIONING AND PLANT CLOSURE COSTS

Millstone and Seabrook: The NU system operating nuclear power plants, Millstone 2 and 3 and Seabrook, have service lives that are expected to end during the years 2015 through 2026, and upon retirement, must be decommissioned. Millstone 1's expected service life was to end in 2010, however, in July 1998, restart activities were discontinued and decommissioning of the unit began. In connection with the sale of the Millstone units, Dominion has agreed to assume responsibility for decommissioning. Until the divestiture, CL&P, PSNH and WMECO recover sufficient amounts through their allowed rates related to decommissioning costs.

The estimated cost of decommissioning Millstone 2, in year end 2000 dollars, is $430.6 million. The NU system's ownership share of the estimated cost of decommissioning Millstone 3 and Seabrook, in year end 2000 dollars, is $440.8 million and $234.6 million, respectively. Nuclear decommissioning costs are accrued over the expected service lives of the units and are included in depreciation expense and the accumulated provision for depreciation. Nuclear decommissioning expenses for these units amounted to $35.5 million in 2000, $30.6 million in 1999 and $27.9 million in 1998. Nuclear decommissioning expenses for Millstone 1 were $23.1 million in 2000, $25.7 million in 1999 and $19.8 million in 1998. Through December 31, 2000 and 1999, total decommissioning expenses of $304.4 million and $260.6 million, respectively, have been collected from customers and are reflected in the accumulated provision for depreciation.

External decommissioning trusts have been established for the costs of decommissioning the Millstone units. Payments for the NU system's ownership share of the cost of decommissioning Seabrook are paid to an independent decommissioning financing fund managed by the state of New Hampshire. Funding of the estimated decommissioning costs assumes after-tax earnings on the Millstone and Seabrook decommissioning funds of 5.5 percent and
6.5 percent, respectively.

As of December 31, 2000 and 1999, $278.5 million and $239.7 million, respectively, have been transferred to external decommissioning trusts. Earnings on the decommissioning trusts increase the decommissioning trust balances and the accumulated provisions for depreciation. Unrealized gains and losses associated with the decommissioning trusts also impact the balance of the trusts and the accumulated provisions for depreciation. The fair values of the amounts in the external decommissioning trusts were $450.8 million and $410.2 million at December 31, 2000 and 1999, respectively. Upon divestiture, balances in the decommissioning trusts will be transferred to the buyer.
NU is obligated to top-off the Millstone decommissioning trust if its value does not equal an agreed upon amount at closing, pursuant to the conditions set forth in the purchase and sale agreement.

Yankee Companies: VYNPC owns and operates a nuclear generating unit with a service life that is expected to end in 2012. The NU system's ownership share of estimated costs, in year end 2000 dollars, of decommissioning this unit is $72.3 million. In 1999, VYNPC agreed to sell its nuclear generating unit for $22 million to an unaffiliated company. Among other commitments, the acquiring company agreed to assume the obligation to decommission the unit after it is taken out of service, and the owners of VYNPC (including CL&P, WMECO and PSNH) agreed to fund their shares of the decommissioning costs up to a negotiated amount. Subsequent to the time that agreement was executed, the original proposed acquiring company has increased the price it agreed to pay and three other unaffiliated companies have indicated their interest in buying VYNPC's generating unit on terms that have not been disclosed. At present, CL&P, WMECO and PSNH expect that the unit will be sold, but the identity of the owner and the terms of sale, including price, future decommissioning obligations and future power purchase obligations, are not known.

As of December 31, 2000 and 1999, NU's remaining estimated obligation, including decommissioning for the units owned by CYAPC, YAEC and MYAPC, which have been shut down was $244.6 million and $358.4 million, respectively.

8.   MARKET RISK AND RISK MANAGEMENT INSTRUMENTS

Competitive Energy Subsidiaries: Select Energy provides both firm requirement energy services to its customers and performs energy trading and marketing activities. Select Energy manages its exposure to risk from existing contractual commitments and provides risk management services to its customers through forward contracts, futures, over-the-counter swap agreements, and options (commodity derivatives).

Select Energy has utilized the sensitivity analysis methodology to disclose the quantitative information for the commodity price risks. Sensitivity analysis provides a presentation of the potential loss of future earnings, fair values or cash flows from market risk-sensitive instruments over a selected time period due to one or more hypothetical changes in commodity prices, or other similar price changes.

Commodity Price Risk - Trading Activities: As a market participant in the Northeast area of the United States, Select Energy conducts commodity-trading activities in electricity and its related products, oil and natural gas and therefore experiences net open positions. Select Energy manages these open positions with strict policies which limit its exposure to market risk and require daily reporting to management of potential financial exposure. Commodity derivatives utilized for trading purposes are accounted for using the mark-to-market method, under EITF Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities." Under this methodology, these instruments are adjusted to market value, and the unrealized gains and losses are recognized in income in the current period in the consolidated statements of income as operating expenses - other and in the consolidated balance sheets as prepayments and other. The mark-to-market position at December 31, 2000, was a positive $13.8 million.

Under sensitivity analysis, the fair value of the portfolio is a function of the underlying commodity, contract prices and market prices represented by each derivative commodity contract. For swaps, forward contracts and options, market value reflects management's best estimates considering over-the-counter quotations, time value and volatility factors of the underlying commitments. Exchange-traded futures and options are subject to market, based on closing exchange prices.

As of December 31, 2000, Select Energy has calculated the market price resulting from a 10 percent unfavorable change in forward market prices. That 10 percent change would result in approximately a $1 million decline in the fair value of the Select Energy trading portfolio. In the normal course of business, Select Energy also faces risks that are either nonfinancial or nonquantifiable. Such risks principally include credit risk, which is not reflected in the sensitivity analysis above.

Commodity Price Risk - Nontrading Activities: Select Energy utilizes derivative financial and commodity instruments (derivatives), including futures and forward contracts, to reduce market risk associated with fluctuations in the price of electricity and natural gas sold under firm commitments with certain customers. Select Energy also utilizes derivatives, including price swap agreements, call and put option contracts, and futures and forward contracts, to manage the market risk associated with a portion of its anticipated supply requirements.

Gains or losses on derivatives associated with firm commitments are recognized as adjustments to cost of sales or revenues when the associated transactions affect earnings. Gains and losses on derivatives associated with forecasted transactions are recognized when such forecasted transactions affect earnings. If a derivative instrument is terminated early because it is probable that a transaction or forecasted transaction will not occur, any gain or loss as of such date is immediately recognized in earnings.

When conducting sensitivity analysis of the change in the fair value of Select Energy's electricity, oil and natural gas portfolio, which would result from a hypothetical change in the future market price of electricity, oil and natural gas, the fair value of the contracts are determined from models which take into account estimated future market prices of electricity, oil and natural gas, the volatility of the market prices in each period, as well as the time value factors of the underlying commitments. In most instances, market prices and volatility are determined from quoted prices on the futures exchange.

Select Energy has determined a hypothetical change in the fair value for its nontrading electricity, natural gas and oil contracts, assuming a 10 percent unfavorable change in forward market prices. As of December 31, 2000, an unfavorable 10 percent change in forward market price would have resulted in a decrease in fair value of approximately $52 million.

The impact of a change in electricity, natural gas and oil prices on Select Energy's nontrading contracts on December 31, 2000, is not necessarily representative of the results that will be realized when these contracts go to eventual physical delivery.

Select Energy also maintains natural gas service agreements with certain customers to supply gas at fixed prices for terms extending through 2003. Select Energy has hedged its gas supply risk under these agreements through NYMEX contracts. Under these contracts, the purchase price of a specified quantity of gas is effectively fixed over the term of the gas service agreements, which extend through 2002. As of December 31, 2000, the NYMEX contracts had a notional value of $18.8 million and a positive mark-to-market position of $14.9 million.

Regulated Entities:

Interest Rate Risk - Nontrading Activities: The company manages its interest rate risk exposure by maintaining a mix of fixed and variable rate debt. In addition, Yankee has entered into an interest rate sensitive derivative.
Yankee uses swap instruments with financial institutions to exchange fixed-rate interest obligations to a blend between fixed and variable-rate obligations without exchanging the underlying notional amounts. These instruments convert fixed interest rate obligations to variable rates. The notional amounts parallel the underlying debt levels and are used to measure interest to be paid or received and do not represent the exposure to credit loss. As of December 31, 2000, Yankee had outstanding agreements with a total notional value of $48 million and a negative mark-to-market position of $0.8 million.

For the fair value, see Note 10 for the disclosure of NU's debt.

Commodity Price Risk - Nontrading Activities: Yankee Gas maintains a master swap agreement with a certain customer to supply gas at fixed prices for a 10-year term extending through 2005. Under this master swap agreement, the purchase price of a specified quantity of gas is effectively fixed over the term of the gas service agreement, which extends through 2005. As of December 31, 2000, the commodity swap agreement had a notional value of $17.1 million and a positive mark-to-market position of $5.4 million.

9.   MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY

CL&P Capital LP (CL&P LP), a subsidiary of CL&P, previously had issued $100 million of cumulative 9.3 percent Monthly Income Preferred Securities (MIPS), Series A. CL&P has the sole ownership in CL&P LP, as a general partner, and is the guarantor of the MIPS securities. Subsequent to the MIPS issuance, CL&P LP loaned the proceeds of the MIPS issuance, along with CL&P's $3.1 million capital contribution, back to CL&P in the form of an unsecured debenture. CL&P consolidates CL&P LP for financial reporting purposes.
Upon consolidation, the unsecured debenture is eliminated, and the MIPS securities are accounted for as a minority interest.

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each of the following financial instruments:

Cash and cash equivalents: The carrying amounts approximate fair value due to the short-term nature of cash and cash equivalents.

Supplemental Executive Retirement Plan (SERP) Investments: Investments held for the benefit of the SERP are recorded at fair market value. The investments having a cost basis of $6.5 million and $5.8 million held for benefit of the SERP were recorded at their fair market values at December 31, 2000 and 1999, of $10.1 million and $9.2 million, respectively.

Nuclear decommissioning trusts: The investments held in the NU system companies' nuclear decommissioning trusts were marked-to-market by $117.6 million as of December 31, 2000, and $129 million as of December 31, 1999, with corresponding offsets to the accumulated provision for depreciation. The amounts adjusted in 2000 and in 1999 represent cumulative net unrealized gains. Cumulative gross unrealized holding losses were immaterial for both 2000 and 1999.

Preferred stock and long-term debt: The fair value of the NU system's fixed-rate securities is based upon the quoted market price for those issues or similar issues. Adjustable rate securities are assumed to have a fair value equal to their carrying value. The carrying amounts of the NU system's financial instruments and the estimated fair values are as follows:

-------------------------------------------------------------------------------
                                               At December 31, 2000
-------------------------------------------------------------------------------
                                               Carrying          Fair
(Millions of Dollars)                           Amount          Value
-------------------------------------------------------------------------------
Preferred stock not subject to
  mandatory redemption...............         $  136.2         $ 159.9

Preferred stock subject to
  mandatory redemption...............             40.8            42.0

Long-term debt -
  First mortgage bonds...............          1,008.1         1,012.5
  Other long-term debt...............          1,342.2         1,290.6

MIPS..................................           100.0           100.5
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                               At December 31, 1999
-------------------------------------------------------------------------------
                                               Carrying          Fair
(Millions of Dollars)                           Amount          Value
-------------------------------------------------------------------------------
Preferred stock not subject to
  mandatory redemption...............         $  136.2         $ 164.0

Preferred stock subject to
  mandatory redemption...............            167.5           166.8

Long-term debt -
  First mortgage bonds...............          1,193.2         1,209.5
  Other long-term debt...............          1,638.3         1,593.1

MIPS..................................           100.0            97.3
-------------------------------------------------------------------------------

11.  OTHER COMPREHENSIVE INCOME

The accumulated balance for each other comprehensive income item is as follows:

-------------------------------------------------------------------------------
                                                        Current
                                       December 31,     Period     December 31,
(Thousands of Dollars)                     1999         Change         2000
-------------------------------------------------------------------------------
Foreign currency translation
  adjustments.......................      $ -           $ -          $   -
Unrealized gains on securities......       2,137         245          2,382
Minimum pension liability
  adjustments.......................        (613)          -           (613)
-------------------------------------------------------------------------------
Accumulated other
  comprehensive income............        $1,524        $245         $1,769
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                                        Current
                                       December 31,     Period     December 31,
(Thousands of Dollars)                     1998         Change         1999
-------------------------------------------------------------------------------
Foreign currency translation
  adjustments.......................      $   (1)       $  1         $  -
Unrealized gains on securities......       2,019         118          2,137
Minimum pension liability
  adjustments.......................        (613)          -           (613)
-------------------------------------------------------------------------------
Accumulated other
  comprehensive income............        $1,405        $119         $1,524
-------------------------------------------------------------------------------

The changes in the components of other comprehensive income are reported net of the following income tax effects:

-------------------------------------------------------------------------------
(Thousands of Dollars)                            2000      1999      1998
-------------------------------------------------------------------------------
Foreign currency translation adjustments         $  -      $ -       $ -
Unrealized gains on securities                    (147)     (71)     (1,222)
Minimum pension liability adjustments               -       -           398
-------------------------------------------------------------------------------
Other comprehensive income                       $(147)    $(71)     $ (824)
-------------------------------------------------------------------------------

12.  EARNINGS PER SHARE

Earnings per share (EPS) is computed based upon the weighted average number of common shares outstanding during each year. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect if certain securities are converted into common stock.

The following table sets forth the components of basic and diluted EPS:

-------------------------------------------------------------------------------
(Millions of Dollars,
except share information)                 2000          1999         1998
-------------------------------------------------------------------------------
Income/(loss) after
  interest charges                       $219.5         $57.0      $  (120.4)
Preferred dividends
  of subsidiaries                          14.2          22.8           26.4
-------------------------------------------------------------------------------
Income/(loss) before
  extraordinary loss                      205.3          34.2         (146.8)
Extraordinary loss,
  net of tax benefit                     (233.9)           -             -
-------------------------------------------------------------------------------
Net (loss)/income                        $(28.6)        $34.2        $(146.8)
-------------------------------------------------------------------------------
Basic EPS common shares
  outstanding (average)             141,549,860   131,415,126    130,549,760
Dilutive effect of
  employee stock options                417,356       616,447           -    (a)
-------------------------------------------------------------------------------
Diluted EPS common
  shares outstanding (average)      141,967,216   132,031,573    130,549,760
-------------------------------------------------------------------------------
Basic earnings/(loss)
  per common share:
  Income/(loss) before
    extraordinary loss                   $ 1.45         $0.26         $(1.12)
  Extraordinary loss,
    net of tax benefit                    (1.65)          -              -
-------------------------------------------------------------------------------
  Net (loss)/income                      $(0.20)        $0.26         $(1.12)
-------------------------------------------------------------------------------
Diluted earnings/(loss)
  per common share:
  Income/(loss) before
    extraordinary loss                   $ 1.45         $0.26         $(1.12)
  Extraordinary loss,
    net of tax benefit                    (1.65)          -              -
-------------------------------------------------------------------------------
  Net (loss)/income                      $(0.20)        $0.26         $(1.12)
-------------------------------------------------------------------------------

(a) The addition of dilutive potential common shares would be anti-dilutive for 1998 and was not included.

13.  MODE 1

On November 23, 1999, NEON Communications, Inc. (NEON) entered into agreements with two unaffiliated companies. Under the terms of the agreements, NEON will provide network transport and carrier services in its service areas and that of the two unaffiliated companies and each company will provide connectivity from the backbone system to their respective local loops. Additionally, each company will manage their local distribution into their respective end-users' locations. NEON will also develop, operate and market the combined telecommunications infrastructure created under the two agreements. As the agreements are implemented, the two unaffiliated companies will ultimately obtain a total of approximately 4.6 million shares of NEON common stock, or approximately 12 percent and 10 percent ownership interests, respectively.
Each unaffiliated company will also nominate one member to the NEON Board of Directors. Prior to the implementation of these agreements, Mode 1 had approximately a 29 percent ownership interest in the common shares of NEON.

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

14.  SEGMENT INFORMATION

The NU system is organized between regulated utilities (electric and gas for the 12 months and 10 months, respectively, ended December 31, 2000, and electric only for the year ended December 31, 1999) and competitive energy subsidiaries. The regulated utilities segment represents approximately 85 percent and 86 percent of the NU system's total revenues for the year ended December 31, 2000 and 1999, respectively, and is comprised of several business units.

Regulated utilities revenues primarily are derived from residential, commercial and industrial customers and are not dependent on any single customer. The competitive energy subsidiaries segment has two major customers, one unaffiliated company and CL&P. Their purchases represented approximately 15 percent and 34 percent, respectively, of total competitive energy subsidiaries' revenues for the year ended December 31, 2000. Purchases from the unaffiliated company represented approximately 43 percent of total competitive energy subsidiaries' revenues for the year ended December 31, 1999. There were no purchases from CL&P in 1999.

The competitive energy subsidiaries segment in the following table includes HEC, a provider of energy management, demand-side management and related consulting services for commercial, industrial and institutional electric companies and electric utility companies; HWP, a company engaged in the production and distribution of electric power; NGC, a corporation that acquires and manages generation facilities; NGS, a corporation that maintains and services any fossil or hydroelectric facility that is acquired or contracted with for fossil or hydroelectric generation services, and; Select Energy, a corporation engaged in the marketing, transportation, storage, and sale of energy commodities, at wholesale, in designated geographical areas and in the marketing of electricity to retail customers.

Other in the following table includes the results for Mode 1, an investor in a fiber-optic communications network. Mode 1 had earnings of $3.8 million and a net loss of $4.3 million for years ended December 31, 2000 and 1999, respectively. See Note 13 for further information related to Mode 1's earnings for the year ended December 31, 2000. Other also includes the results of the nonenergy related subsidiaries of Yankee. Interest expense included in Other primarily relates to the debt of NU parent. Inter-segment eliminations of revenues and expenses are also included in Other.

--------------------------------------------------------------------------------------------
                                       For the Year Ended December 31, 2000
--------------------------------------------------------------------------------------------
                          Regulated Utilities      Competitive      Eliminations
(Millions of              -------------------         Energy            and
  Dollars)                 Electric      Gas       Subsidiaries        Other        Total
--------------------------------------------------------------------------------------------
Operating revenues         $4,738.5     $251.2       $1,894.9        $(1,008.0)   $ 5,876.6
Operating expenses         (4,311.3)    (233.7)      (1,831.7)           964.9     (5,411.8)
--------------------------------------------------------------------------------------------
Operating income/(loss)       427.2       17.5           63.2            (43.1)       464.8
Other income/(loss)            48.2       (4.1)          (3.1)            13.0         54.0
Interest expense             (191.9)     (12.2)         (53.4)           (41.8)      (299.3)
Preferred dividends           (14.2)        -              -                -         (14.2)
--------------------------------------------------------------------------------------------
Income/(loss) before
  extraordinary loss          269.3        1.2            6.7            (71.9)       205.3
Extraordinary loss,
  net of tax benefit         (214.2)        -           (19.7)              -        (233.9)
--------------------------------------------------------------------------------------------
Net income/(loss)          $   55.1     $  1.2       $  (13.0)       $   (71.9)   $   (28.6)
--------------------------------------------------------------------------------------------
Total assets               $9,620.0     $912.6       $  684.1        $  (999.6)   $10,217.1
--------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
For the Year Ended December 31, 1999
-------------------------------------------------------------------------------
                             Regulated    Competitive   Eliminations
                              Electric      Energy          and
(Millions of Dollars)        Utilities    Subsidiaries     Other        Total
-------------------------------------------------------------------------------
Operating revenues           $3,846.1        $648.8       $(23.7)     $4,471.2
Operating expenses           (3,454.3)       (688.2)        15.8      (4,126.7)
-------------------------------------------------------------------------------
Operating income/(loss)         391.8         (39.4)        (7.9)        344.5
Other (loss)/income             (43.2)          5.6         13.7         (23.9)
Interest expense               (245.5)         (3.2)       (14.9)       (263.6)
Preferred dividends             (22.8)           -            -          (22.8)
-------------------------------------------------------------------------------
Net income/(loss)            $   80.3        $(37.0)      $ (9.1)     $   34.2
-------------------------------------------------------------------------------
Total assets                 $9,302.6        $308.2       $ 77.3      $9,688.1
-------------------------------------------------------------------------------

15.  SUBSEQUENT EVENTS

A.   MERGER AGREEMENT WITH CONSOLIDATED EDISON, INC.

In 2000, NU and Consolidated Edison, Inc. (Con Edison) received most of the approvals needed to complete the merger announced in October 1999. Shareholders from both companies approved the merger in April 2000, and all state regulatory approvals were granted by the end of the year. Additionally, the FERC approved the merger in May 2000, the Nuclear Regulatory Commission approved the transaction in August 2000, and the United States Department of Justice approved the merger in February 2001. Necessary approval from the SEC was expected to be received in mid-March 2001.

On February 28, 2001, NU's Board of Trustees requested that Con Edison provide reasonable assurance, in writing, that it intended to comply with the terms of the definitive merger agreement between the two companies. This included assurances that Con Edison would consummate the pending merger at the price set forth in the agreement promptly following the receipt of SEC approval.
The original request for assurance was to be received by March 2, 2001, however that date was later extended to March 5, 2001. On March 5, 2001, Con Edison advised NU that it was not willing to close the merger on the agreed terms.
NU notified Con Edison that it was treating its refusal to proceed on the terms set forth in the merger agreement as a repudiation and breach of the merger agreement, and that NU would file suit to obtain the benefits of the transaction as negotiated for NU shareholders. On March 6, 2001, Con Edison filed suit in the U.S. District Court for the Southern District of New York (Southern District), seeking declaratory judgment that NU failed to satisfy conditions precedent under the merger agreement. On March 12, 2001, NU filed suit against Con Edison in the Southern District seeking damages in excess of $1 billion arising from Con Edison's breach of the merger agreement.

Under the terms of the proposed transaction, had it proceeded to closing, NU shareholders would have received a base price of $25 per share, in a combination of cash and Con Edison common stock, plus $0.0034 per share per day, or approximately $0.10 per share per month, for each day that the merger did not close after August 5, 2000. Additionally, NU shareholders would have received another $1 per share as a result of a recommendation by the DPUC's Utility Operations Management Analysis Unit that the DPUC accept the results of the Millstone auction that were announced on August 7, 2000. The DPUC approved the sale in January 2001. The $25 per share base price, the $0.0034 per share per day compensation and the additional $1 per share resulting from the Millstone auction would have been subject to the collar mechanism described in the merger proxy statement dated February 29, 2000, to the extent NU shareholders received Con Edison stock. Assuming that Con Edison's stock price had averaged between $36 and $46 per share during the applicable pricing period, as defined, NU shareholders would have received approximately $26.84 per share, were the merger to have closed on April 10, 2001.

B.   FERC DECISION

On March 6, 2001, the FERC issued an order on rehearing related to the price for installed capacity (ICAP) in New England. The FERC reinstituted the previously approved $8.75 per kilowatt-month charge for installed capacity, but made the price effective April 1, 2001. In an earlier decision in December 2000, the FERC had made the charge effective as of August 1, 2000, but in its revised decision, the FERC substituted a $0.17 per kilowatt-month charge for the period of August 2000 through March 2001. Because NU was a major seller of installed generating capacity during the last five months of 2000, the FERC's revised decision with respect to the August through March time period reduced NU's fourth quarter revenues by $24.6 million and lowered earnings by $14.8 million, or $0.10 per share. Although it is important that FERC understood the going forward need for a capacity charge that approximates the cost of installing new generation in New England, management currently plans on requesting that FERC review the inconsistency of their decision with regard to the change in the effective date of the $8.75 charge.

CONSOLIDATED STATEMENTS OF QUARTERLY FINANCIAL DATA (UNAUDITED)
                                                   Quarter Ended (a) (b)
                                                   ---------------------
(Thousands of Dollars,
except per share information)      March 31       June 30     September 30    December 31
                                   --------       -------     ------------    -----------
2000
Operating Revenues               $1,382,321     $1,414,973     $1,581,947     $1,497,379
Operating Income                 $  135,409     $   99,092     $  115,761     $  114,501

Income Before Extraordinary
  Loss                           $   74,587     $   12,206     $   65,543     $   52,959
Extraordinary Loss,
  Net of Tax Benefit                      -              -              -       (233,881)
                                 ----------     ----------     ----------     ----------
Net Income/(Loss)                $   74,587     $   12,206     $   65,543     $ (180,922)
                                 ==========     ==========     ==========     ==========

Basic Earnings/(Loss) Per Common Share:
  Income Before Extraordinary
    Loss                         $     0.55     $     0.09     $     0.46     $     0.37
  Extraordinary Loss,
    Net of Tax Benefit           $        -     $        -     $        -     $    (1.63)
                                 ----------     ----------     ----------     ----------
  Net Income/(Loss)              $     0.55     $     0.09     $     0.46     $    (1.26)
                                 ==========     ==========     ==========     ==========

Diluted Earnings/(Loss) Per Common Share:
  Income Before Extraordinary
    Loss                         $     0.55     $     0.08     $     0.45     $     0.37
  Extraordinary Loss,
    Net of Tax Benefit           $        -     $        -     $        -     $    (1.63)
                                 ----------     ----------     ----------     ----------
  Net Income/(Loss)              $     0.55     $     0.08     $     0.45     $    (1.26)
                                 ==========     ==========     ==========     ==========

1999
Operating Revenues               $1,043,407     $1,038,569     $1,240,539     $1,148,736
Operating Income                 $   89,638     $   56,492     $  110,544     $   87,863
Net Income/(Loss)                $   18,444     $      228     $   31,218     $  (15,674)
Basic and Diluted Earnings/(Loss)
  Per Common Share               $     0.14     $        -     $     0.24     $    (0.12)

(a) Certain reclassifications of prior years' data have been made to conform with the current year's presentation.
(b)  Summation of quarterly data may not equal annual data due to rounding.


CONSOLIDATED GENERATION STATISTICS (UNAUDITED)
Source of Electric
Energy: (kWh-millions)             2000       1999       1998       1997       1996
                                  ------     ------     ------     ------     ------
Nuclear - Steam (a)               16,306     13,558      5,679      3,778      9,405
Fossil - Steam                     5,584     10,959     12,505     13,155      9,188
Hydro - Conventional                 686      1,206      1,510      1,260      1,544
Hydro - Pumped Storage               240        944        819        959      1,217
Internal Combustion                    7        262         80        184        206
Energy Used for Pumping             (343)    (1,318)    (1,130)    (1,327)    (1,668)
                                  ------     ------     ------     ------     ------
Net Generation                    22,480     25,611     19,463     18,009     19,892
Purchased and Net Interchange     56,280     43,849     24,945     24,377     22,111
Company Use and Unaccounted For   (3,100)    (2,612)    (2,566)    (2,802)    (2,473)
                                  ------     ------     ------     ------     ------
Net Energy Sold                   75,660     66,848     41,842     39,584     39,530
                                  ======     ======     ======     ======     ======

(a) Includes the NU system's entitlements in regional nuclear generating companies, net of capacity sales and purchases.



SELECTED CONSOLIDATED FINANCIAL DATA (UNAUDITED)
(Thousands of Dollars,
except percentages and
share information)             2000         1999         1998         1997         1996
                           -----------  -----------  -----------  -----------  -----------
Balance Sheet Data:
  Net Utility Plant        $ 3,547,215  $ 3,947,434  $ 6,170,881  $ 6,463,158  $ 6,732,165
  Total Assets              10,217,149    9,688,052   10,387,381   10,414,412   10,741,748
  Total Capitalization (a)   4,739,417    5,216,456    6,030,402    6,472,504    6,659,617
  Obligations Under
    Capital Leases (a)         159,879      181,293      209,279      207,731      206,165

Income Data:
  Operating Revenues       $ 5,876,620  $ 4,471,251  $ 3,767,714  $ 3,834,806  $ 3,792,148

  Income/(Loss) Before
    Extraordinary Loss     $   205,295  $    34,216  $  (146,753) $  (129,962) $    38,929
Extraordinary Loss,
    Net of Tax Benefit        (233,881)           -            -            -            -
                           -----------  -----------  -----------  -----------  -----------
  Net (Loss)/Income        $   (28,586) $    34,216  $  (146,753) $  (129,962) $    38,929
                           ===========  ===========  ===========  ===========  ===========

Common Share Data:
  Basic and Diluted
    Earnings/(Loss)
    Per Common Share:
      Income/(Loss) Before
        Extraordinary Loss    $ 1.45        $ 0.26       $(1.12)      $(1.01)      $ 0.30
      Extraordinary Loss,
        Net of Tax Benefit     (1.65)           -            -            -            -
                               ------       ------       ------       ------       ------
      Net (Loss)/Income       $(0.20)       $ 0.26       $(1.12)      $(1.01)      $ 0.30
                              ======        ======       ======       ======       ======

  Basic Common Shares
    Outstanding
    (Average)             141,549,860  131,415,216  130,549,760  129,567,708  127,960,382
  Fully Diluted
    Common Shares
    Outstanding
    (Average)             141,967,216  132,031,573  130,549,760  129,567,708  128,073,261
  Dividends Per Share          $ 0.40       $ 0.10       $    -       $ 0.25       $ 1.38
  Market Price -
    Closing (high)             $24.25       $22.00       $17.25       $14.25       $25.25
  Market Price -
    Closing (low)              $18.25       $13.56       $11.69       $ 7.63       $ 9.50
  Market Price -
    Closing (end of year)      $24.25       $20.56       $16.00       $11.81       $13.13
  Book Value Per
    Share (end of year)        $15.43       $15.80       $15.63       $16.67       $18.02
  Rate of Return Earned
    on Average
    Common Equity (%)            (1.3)         1.6         (7.0)        (5.8)         1.6
  Market-to-Book
    Ratio (end of year)           1.6          1.3          1.0          0.7          0.7

Capitalization:
  Common Shareholders'
    Equity                         47%          40%          34%          34%          35%
  Preferred Stock (a) (b)           4            5            5            6            6
  Long-Term Debt (a)               49           55           61           60           59
                              -------      -------      -------      -------      -------
                                  100%         100%         100%         100%         100%
                              =======      =======      =======      =======      =======

(a) Includes portions due within one year.
(b) Excludes $100 million of MIPS.



CONSOLIDATED ELECTRIC SALES STATISTICS (UNAUDITED)
                           2000          1999          1998          1997          1996
                        ----------    ----------    ----------    ----------    ----------
Revenues: (Thousands)
Residential            $1,469,439    $1,517,913    $1,475,363    $1,499,394    $1,501,465
Commercial              1,256,126     1,272,969     1,273,146     1,266,449     1,246,822
Industrial                566,625       560,801       568,913       560,782       565,900
Other Utilities         1,884,082       926,056       336,623       329,764       315,577
Streetlighting
  and Railroads            45,998        45,564        47,682        48,867        48,053
Non-Franchised Sales       16,932        24,659        22,479        21,476         8,360
Miscellaneous              96,666        52,357        16,429        47,446        23,513
                       ----------    ----------    ----------    ----------    ----------
Total Electric          5,335,868     4,400,319     3,740,635     3,774,178     3,709,690
Gas                       461,716          -             -             -             -
Other                      79,036        70,932        27,079        60,628        82,458
                       ----------    ----------    ----------    ----------    ----------
Total                  $5,876,620    $4,471,251    $3,767,714    $3,834,806    $3,792,148
                       ==========    ==========    ==========    ==========    ==========

Sales: (kWh - Millions)
Residential                12,940        12,912        12,162        12,099        12,241
Commercial                 13,023        12,850        12,477        12,091        12,012
Industrial                  7,130         7,050         6,948         6,801         6,820
Other Utilities            42,127        33,575         9,742         8,034         8,032
Streetlighting
  and Railroads               333           314           320           318           319
Non-Franchised Sales          107           147           193           241            50
                       ----------    ----------    ----------    ----------    ----------
Total                      75,660        66,848        41,842        39,584        39,474
                       ==========    ==========    ==========    ==========    ==========

Customers: (average)
Residential             1,576,068     1,569,932     1,555,013     1,535,134     1,532,015
Commercial                166,114       164,932       162,500       159,350       157,347
Industrial                  7,701         7,721         7,847         7,804         7,792
Other                       3,917         3,908         3,890         3,929         3,916
                       ----------    ----------    ----------    ----------    ----------
Total Electric          1,753,800     1,746,493     1,729,250     1,706,217     1,701,070
Gas                       187,000      -             -             -             -
                       ----------    ----------    ----------    ----------    ----------
Total                   1,940,800     1,746,493     1,729,250     1,706,217     1,701,070
                       ==========    ==========    ==========    ==========    ==========

Average Annual Use
  Per Residential
  Customer (kWh)            8,233         8,243         7,799         7,898         8,005
                       ==========    ==========    ==========    ==========    ==========
Average Annual Bill
  Per Residential
  Customer             $   934.94    $   969.38    $   946.80    $   978.72    $   980.19
                       ==========    ==========    ==========    ==========    ==========

Average Revenue per kWh:
Residential                 11.36 cents   11.76 cents   12.14 cents   12.39 cents   12.27 cents
Commercial                   9.65          9.91         10.20         10.47         10.38
Industrial                   7.95          7.95          8.19          8.25          8.30
