Form 10-Q
period 2001-03-31
NORTHEAST UTILITIES SYSTEM
filed 2001-05-11
CIK 72741

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549-1004

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2001
                                               --------------
                                     OR

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

                      Yes  X             No
                          ---               ---

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

Company - Class of Stock                     Outstanding at April 30, 2001
------------------------                     -----------------------------
Northeast Utilities
Common shares, $5.00 par value               133,903,251 shares

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

Public Service Company of New Hampshire
Common stock, $1.00 par value                1,000 shares

Western Massachusetts Electric Company
Common stock, $25.00 par value               590,093 shares



                              GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report:

COMPANIES

CL&P....................  The Connecticut Light and Power Company
Con Edison..............  Consolidated Edison, Inc.
NAEC....................  North Atlantic Energy Corporation
NU......................  Northeast Utilities
NU system...............  The Northeast Utilities system companies, including NU and its wholly owned
                          operating subsidiaries: CL&P, PSNH,
                          WMECO, NAEC, and Yankee Gas
PSNH....................  Public Service Company of New Hampshire
Select Energy...........  Select Energy, Inc.
WMECO...................  Western Massachusetts Electric Company
Yankee..................  Yankee Energy System, Inc.
Yankee Gas..............  Yankee Gas Services Company

NUCLEAR UNITS

Millstone 1.............  Millstone Unit No. 1, a 660 megawatt nuclear unit completed in 1970; Millstone 1 is currently in decommissioning status.
Millstone 2.............  Millstone Unit No. 2, an 870 megawatt nuclear electric generating unit completed in 1975
Millstone 3.............  Millstone Unit No. 3, a 1,154 megawatt nuclear electric generating unit completed in 1986
Seabrook................  Seabrook Unit No. 1, a 1,148 megawatt nuclear electric generating unit completed in 1986; Seabrook went into service in 1990.

REGULATORS

DPUC....................  Connecticut Department of Public Utility Control
DTE.....................  Massachusetts Department of
                          Telecommunications and Energy

OTHER

EPS.....................  Earnings per share
NU 2000 Form 10-K.......  The NU system combined 2000 Form 10-K as filed with the Securities and Exchange Commission
O&M.....................  Operation and maintenance
SFAS....................  Statement of Financial Accounting Standards



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

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations

          For the following companies:

          Northeast Utilities and Subsidiaries

               Consolidated Balance Sheets -
               March 31, 2001 and December 31, 2000...............        2

               Consolidated Statements of Income -
               Three Months Ended March 31, 2001 and 2000.........        4

               Consolidated Statements of Cash Flows -
               Three Months Ended March 31, 2001 and 2000.........        5

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations......        6

               Report of Independent Public Accountants...........       16

          The Connecticut Light and Power Company
          and Subsidiaries

               Consolidated Balance Sheets -
               March 31, 2001 and December 31, 2000...............       18

               Consolidated Statements of Income -
               Three Months Ended March 31, 2001 and 2000.........       20

               Consolidated Statements of Cash Flows -
               Three Months Ended March 31, 2001 and 2000.........       21

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations......       22

          Public Service Company of New Hampshire

               Balance Sheets -
               March 31, 2001 and December 31, 2000...............       26

               Statements of Income -
               Three Months Ended March 31, 2001 and 2000.........       28

               Statements of Cash Flows -
               Three Months Ended March 31, 2001 and 2000.........       29

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations......       30

          Western Massachusetts Electric Company and Subsidiary

               Consolidated Balance Sheets -
               March 31, 2001 and December 31, 2000...............       34

               Consolidated Statements of Income -
               Three Months Ended March 31, 2001 and 2000.........       36

               Consolidated Statements of Cash Flows -
               Three Months Ended March 31, 2001 and 2000.........       37

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations......       38

          Notes to Financial Statements
          (unaudited - all companies).............................       40

Part II.  Other Information

          Item 1.   Legal Proceedings.............................       52

          Item 4.   Submission of Matters to a Vote
                    of Security Holders...........................       53

          Item 6.   Exhibits and Reports on Form 8-K..............       53

Signatures........................................................       56





NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                             March 31,
                                                                2001        December 31,
                                                            (Unaudited)         2000
                                                           -------------   -------------
                                                               (Thousands of Dollars)
ASSETS
------

Utility Plant, at Cost:
  Electric................................................ $  6,009,696    $  9,370,176
  Gas and other...........................................      860,351         861,727
                                                           -------------   -------------
                                                              6,870,047      10,231,903
     Less: Accumulated provision for depreciation.........    3,487,588       7,041,279
                                                           -------------   -------------
                                                              3,382,459       3,190,624
  Construction work in progress...........................      206,851         228,330
  Nuclear fuel, net.......................................       29,264         128,261
                                                           -------------   -------------
     Total net utility plant..............................    3,618,574       3,547,215
                                                           -------------   -------------
Other Property and Investments:
  Nuclear decommissioning trusts, at market...............       57,170         740,058
  Investments in regional nuclear generating
   companies, at equity...................................       62,480          62,477
  Other, at cost..........................................      171,066         137,291
                                                           -------------   -------------
                                                                290,716         939,826
                                                           -------------   -------------
Current Assets:
  Cash and cash equivalents...............................    1,472,454         200,017
  Investments in securitizable assets.....................       86,431          98,146
  Receivables, net........................................      702,573         472,863
  Unbilled revenues.......................................      118,927         121,090
  Fuel, materials and supplies, at average cost...........       94,195         163,711
  Prepayments and other...................................      139,635          94,528
                                                           -------------   -------------
                                                              2,614,215       1,150,355
                                                           -------------   -------------
Deferred Charges:
  Regulatory assets.......................................    4,031,123       3,910,801
  Unamortized debt expense................................       40,735          33,475
  Goodwill and other purchased intangible assets..........      334,512         324,389
  Prepaid pensions........................................      157,455         139,546
  Other ..................................................      158,605         171,542
                                                           ------------    ------------
                                                              4,722,430       4,579,753
                                                           ------------    ------------
Total Assets.............................................. $ 11,245,935    $ 10,217,149
                                                           ============    ============

The accompanying notes are an integral part of these financial statements.




NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                             March 31,
                                                                2001        December 31,
                                                            (Unaudited)         2000
                                                           -------------   -------------
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common shareholders' equity:
   Common shares, $5 par value - authorized
    225,000,000 shares; 148,807,333 shares issued and
    143,978,260 shares outstanding in 2001 and
    148,781,861 shares issued and 143,820,405 shares
    outstanding in 2000................................... $    744,037    $    693,345
  Capital surplus, paid in................................    1,086,918         927,059
  Temporary equity from stock forward...................           -            215,000
  Deferred contribution plan - employee stock
    ownership plan........................................     (111,264)       (114,463)
  Retained earnings.......................................      593,646         495,873
  Accumulated other comprehensive income..................        5,745           1,769
                                                           -------------   -------------
           Total common shareholders' equity..............    2,319,082       2,218,583
  Preferred stock not subject to mandatory redemption.....      116,200         136,200
  Preferred stock subject to mandatory redemption.........         -             15,000
  Long-term debt..........................................    2,148,297       2,029,593
                                                           -------------   -------------
           Total capitalization...........................    4,583,579       4,399,376
                                                           -------------   -------------
Rate Reduction Bonds......................................    1,438,400            -
                                                           -------------   -------------
Minority Interest in Consolidated Subsidiary..............      100,000         100,000
                                                           -------------   -------------
Obligations Under Capital Leases..........................       17,363          47,234
                                                           -------------   -------------
Current Liabilities:
  Notes payable to banks..................................    1,111,416       1,309,977
  Long-term debt and preferred stock - current portion....      243,859         340,041
  Obligations under capital leases - current portion......      144,840         112,645
  Accounts payable........................................      653,281         538,983
  Payable to Millstone 3 joint owners.....................       84,512            -
  Accrued taxes...........................................      376,944          54,088
  Accrued interest........................................       58,753          41,131
  Other...................................................      136,163         144,931
                                                           -------------    ------------
                                                              2,809,768       2,541,796
                                                           -------------    ------------
Deferred Credits and Other Long-term Liabilities:
  Accumulated deferred income taxes.......................    1,358,660       1,585,494
  Accumulated deferred investment tax credits.............      131,760         153,155
  Decommissioning obligation - Millstone 1................         -            692,560
  Deferred contractual obligations........................      237,108         244,608
  Other...................................................      569,297         452,926
                                                           -------------    ------------
                                                              2,296,825       3,128,743
                                                           -------------    ------------
Commitments and Contingencies (Note 2)

Total Capitalization and Liabilities...................... $ 11,245,935    $ 10,217,149
                                                           =============   =============

The accompanying notes are an integral part of these financial statements.



NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                          Three Months Ended
                                                              March 31,
                                                     ----------------------------
                                                          2001           2000
                                                     -------------  -------------
                                                        (Thousands of Dollars,
                                                       except share information)
Operating Revenues.................................. $  1,800,544   $  1,382,321
                                                     -------------  -------------
Operating Expenses:
  Operation -
     Fuel, purchased and net interchange power......    1,166,972        768,372
     Other..........................................      182,796        201,461
  Maintenance.......................................       88,681         50,768
  Depreciation......................................       60,629         60,392
  Amortization of regulatory assets, net............      719,856         45,132
  Federal and state income taxes....................       44,381         62,425
  Taxes other than income taxes.....................       75,887         58,362
  Gain on sale of utility plant.....................     (653,872)          -
                                                     -------------  -------------
        Total operating expenses....................    1,685,330      1,246,912
                                                     -------------  -------------
Operating Income....................................      115,214        135,409
                                                     -------------  -------------
Other Income/(Loss):
  Gain related to Millstone sale....................      202,159           -
  Loss on share repurchase contracts................      (43,443)          -
  Other, net........................................          807          4,673
  Minority interest in loss of subsidiary...........       (2,325)        (2,325)
  Income taxes......................................      (67,918)         7,836
                                                     -------------  -------------
        Other income, net...........................       89,280         10,184
                                                     -------------  -------------
        Income before interest charges..............      204,494        145,593
                                                     -------------  -------------
Interest Charges:
  Interest on long-term debt........................       43,668         55,884
  Other interest....................................       23,527         10,364
                                                     -------------  -------------
        Interest charges, net.......................       67,195         66,248
                                                     -------------  -------------
        Income after interest charges...............      137,299         79,345

Preferred Dividends of Subsidiaries.................        2,704          4,758
                                                     -------------  -------------
        Income before cumulative effect of
          accounting change.........................      134,595         74,587
Cumulative effect of accounting change,
  net of tax benefit of $14,908.....................      (22,432)          -
                                                     -------------  -------------
Net Income.......................................... $    112,163   $     74,587
                                                     =============  =============
Basic and Diluted Earnings Per Common Share:
  Income before cumulative effect of
    accounting change............................... $       0.93   $       0.55
  Cumulative effect of accounting change,
    net of tax benefit..............................        (0.15)           -
                                                     -------------  -------------

Basic and Diluted Earnings Per Common Share......... $       0.78   $       0.55
                                                     =============  =============

Basic Common Shares Outstanding (average)...........  143,912,698    135,668,372
                                                     =============  =============
Diluted Common Shares Outstanding (average).........  144,314,339    136,229,530
                                                     =============  =============

The accompanying notes are an integral part of these financial statements.



NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                              ------------------------
                                                                  2001         2000
                                                              ------------ -----------
                                                               (Thousands of Dollars)
Operating Activities:
  Income after interest charges.............................. $   137,299  $   79,345
  Adjustments to reconcile to net cash flows
   provided by operating activities:
    Depreciation.............................................      60,629      60,392
    Deferred income taxes and investment tax credits, net....    (226,451)    (10,395)
    Amortization of regulatory assets, net...................     719,856      41,712
    Net (deferral)/amortization of recoverable energy costs..      (7,374)     15,476
    Gain on sale of utility plant............................    (678,884)       -
    Cumulative effect of accounting change...................     (22,432)       -
    Net other sources of cash................................     (77,449)    (32,883)
  Changes in working capital:
    Receivables and unbilled revenues, net...................    (227,547)    (48,189)
    Fuel, materials and supplies.............................      69,516       1,719
    Accounts payable.........................................     114,290      69,657
    Accrued taxes............................................     322,856     (51,943)
    Investments in securitizable assets......................      11,715      26,878
    Loss on share repurchase contracts.......................      43,443        -
    Other working capital (excludes cash)....................      (7,190)    (37,663)
                                                              ------------ -----------
Net cash flows provided by operating activities..............     232,277     114,106
                                                              ------------ -----------
Investing Activities:
  Investments in plant:
    Electric, gas and other utility plant....................    (100,230)    (62,910)
    Nuclear fuel.............................................        (926)     (5,145)
                                                              ------------ -----------
  Net cash flows used for investments in plant...............    (101,156)    (68,055)
  Investments in nuclear decommissioning trusts..............    (106,826)    (16,169)
  Net proceeds from the sale of utility plant................   1,035,185        -
  Buyout/buydown of IPP contracts............................    (977,433)       -
  Other investment activities, net...........................     (20,023)    (16,827)
  Payment for the purchase of Yankee, net of cash acquired...       -        (260,347)
                                                              ------------ -----------
Net cash flows used in investing activities..................    (170,253)   (361,398)
                                                              ------------ -----------
Financing Activities:
  Issuance of common shares..................................         411         124
  Issuance of long-term debt.................................     265,663      26,477
  Issuance of rate reduction bonds...........................   1,438,400        -
  Net (decrease)/increase in short-term debt.................    (198,561)    636,000
  Reacquisitions and retirements of long-term debt...........    (241,906)   (280,155)
  Reacquisitions and retirements of preferred stock..........     (36,500)     (1,500)
  Cash dividends on preferred stock..........................      (2,704)     (4,758)
  Cash dividends on common shares............................     (14,390)    (14,312)
                                                              ------------ -----------
Net cash flows provided by financing activities..............   1,210,413     361,876
                                                              ------------ -----------
Net increase in cash and cash equivalents....................   1,272,437     114,584
Cash and cash equivalents - beginning of period..............     200,017     255,154
                                                              ------------ -----------
Cash and cash equivalents - end of period.................... $ 1,472,454  $  369,738
                                                              ============ ===========

Supplemental schedule of noncash investing and financing activities:

In conjunction with the Yankee acquisition on March 1, 2000, common stock was issued and debt was assumed as follows:

Fair value of assets acquired, net of liabilities assumed                  $  712,484
Cash paid                                                                    (261,370)
NU common stock issued                                                       (217,114)
                                                                           -----------
                                                                           $  234,000
                                                                           ===========

The accompanying notes are an integral part of these financial statements.





                    NORTHEAST UTILITIES AND SUBSIDIARIES

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations


This discussion should be read in conjunction with the consolidated financial statements and footnotes in this Form 10-Q, the 2000 Form 10-K and current reports on Form 8-K dated January 23, 2001, February 28, 2001, March 5, 2001, March 12, 2001, March 22, 2001, March 30, 2001, April 11, 2001, April 24,
2001, and April 25, 2001.

FINANCIAL CONDITION

Overview

Northeast Utilities (NU) reported first quarter 2001 earnings before the cumulative effect of an accounting change of $134.6 million, or $0.93 per share, compared with earnings of $74.6 million, or $0.55 per share, for the same period of 2000. Including the effects related to the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, NU earned $112.2 million, or $0.78 per share, in the first quarter of 2001. The adoption of SFAS No. 133 primarily affected Select Energy, Inc. (Select Energy), NU's competitive energy marketing subsidiary, and resulted in a $22.4 million, or $0.15 per share charge.

NU's first quarter results were aided considerably by the sale of substantially all of the Millstone nuclear units on March 31, 2001 to Dominion Resources, Inc. (Dominion). NU received approximately $1.2 billion as a result of the sale and recorded a gain and a corresponding amount of amortization expense in the amount of $653.9 million for the portion of the total gain related to The Connecticut Light and Power Company (CL&P) and Western Massachusetts Electric Company (WMECO). The majority of the $1.2 billion in cash proceeds was received by CL&P and WMECO.

NU recognized an after-tax gain of $124.8 million, or $0.87 per share, related to the sale of Millstone. The gain related primarily to the sale of the Millstone 3 interests of Public Service Company of New Hampshire (PSNH) and several unaffiliated joint owners, not to the Millstone interests of CL&P and WMECO.

NU also recorded a $43.4 million, or $0.30 per share after-tax charge related to the forward purchase of approximately 10.1 million NU common shares by certain financial institutions in December 1999 and January 2000. NU contracted with those institutions to purchase these shares prior to NU's March 1, 2000, merger with Yankee Energy System, Inc. (Yankee). The shares were purchased at an average price of $21.26. Effective January 1, 2001, the accounting for the forward purchase arrangements was revised requiring the company to treat it as a derivative instrument and mark it to market. As of March 31, 2001, the market value of the NU shares was $17.38, requiring NU to record a loss for the difference between $17.38 and the average price of $21.26 for each of the 10.1 million shares that were purchased. NU closed out the forward purchase arrangements in April 2001, at a share price of $18.30. As a result, NU will record an after-tax gain of $7.9 million in the second quarter of 2001, reflecting the difference between $17.38 and $18.30 for each of the 10.1 million shares.

Aside from the aforementioned items, NU earned $53.3 million, or $0.36 per share, in the first quarter of 2001, compared with $74.6 million, or $0.55 per share, in the same period of 2000. The primary reason for the lower operating income was the refueling of Millstone 3. Following industry restructuring in Connecticut and Massachusetts at the end of 1999, the performance of the Millstone units became the risk and opportunity of the NU shareholders. While Millstone 2 operated extremely well in the first quarter of 2001 with a capacity factor of nearly 100 percent, Millstone 3 went off-line for a planned refueling outage on February 3, 2001, and did not return to service until March 31, 2001, the day it was sold to Dominion. The additional operation and maintenance (O&M) costs experienced during the refueling outage and the reduced level of revenue because Millstone 3 power was not available for sale during the refueling, reduced NU earnings in the first quarter of 2001 by $18.5 million, or $0.13 per share, compared with the same quarter of 2000. The sale of Millstone is expected to negatively impact comparisons in the second half of 2001 as both Millstone 2 and Millstone 3 operated extremely well in the second half of 2000. However, the sale of Millstone may benefit NU's year-to-year comparisons in the second quarter of 2001 as a result of a scheduled refueling outage at Millstone 2 that took place in 2000 and a Millstone related litigation charge that was recorded in the second quarter of 2000.

Also included in the aforementioned $53.3 million of NU earnings in the first quarter of 2001, was a loss of $4.2 million before the cumulative effect of an accounting change for NU's competitive energy subsidiaries. By comparison, those businesses contributed $10.6 million to NU's consolidated earnings in the same period of 2000. The loss was due primarily to extended outages at Millstone 3 and Seabrook. Select Energy depends on the output from these units for some of its energy for resale. While those units were off-line, Select Energy needed to acquire replacement power during unfavorable market conditions.

O&M costs for the regulated electric companies declined slightly, despite an after-tax charge of $4 million, or $0.03 per share, for NU's Voluntary Separation Program under which approximately 340 NU employees accepted an early retirement offer. The remaining costs under this program were deferred for future collection through a transition charge. Those employees are retiring between March 1, 2001 and February 28, 2002, and the resulting savings are expected to benefit year-to-year financial results over the next four quarters.

NU also benefited from $15.6 million of earnings from Yankee in the first quarter of 2001. Yankee's financial results were not included in NU's consolidated results before the March 1, 2000, acquisition date. As a result, only $1.9 million of Yankee's earnings were included in NU's first quarter 2000 results.

NU continues to project operating earnings of between $1.40 per share and $1.60 per share in 2001. That estimate excludes nonrecurring items.

Consolidated Edison, Inc. Merger

On March 5, 2001, Consolidated Edison, Inc. (Con Edison) advised NU that it was not willing to close its merger with NU on the agreed terms. NU notified Con Edison that it was treating its refusal to proceed on the terms set forth in the merger agreement as a repudiation and breach of the merger agreement between the two companies, and that NU would file suit to obtain the benefits of the transaction as negotiated for NU shareholders. On March 6, 2001, Con Edison filed suit in the U.S. District Court for the Southern District of New York (Southern District), seeking a declaratory judgment that Con Edison had been relieved of its obligation to proceed with the merger due to, among other things, NU's asserted failure to perform all of its obligations under the merger agreement and the alleged occurrence of a "Material Adverse Change," as defined in the merger agreement. On March 12, 2001, NU filed suit against Con Edison in the Southern District seeking damages in excess of $1 billion arising from Con Edison's breach of the merger agreement.

On April 5, 2001, NU filed its answer to Con Edison's complaint in the Southern District, denying all of the material allegations of the complaint and asserting as an affirmative defense that Con Edison had materially breached its obligations under the merger agreement. On April 16, 2001, Con Edison filed its answer to NU's complaint, denying the material allegations of the NU complaint and asserting affirmative defenses. The court has entered a scheduling order which contemplates that a jury trial of the parties' claims will commence on or after May 3, 2002. NU cannot predict the outcome of this matter, nor its effect on NU.

Management believes that the overwhelming reason for a 28.3 percent decline in NU's share price, to $17.38 per share, at the end of the first quarter of 2001, from $24.25 per share at year end, was Con Edison's refusal to consummate the merger agreement.

Liquidity

NU's liquidity was strengthened considerably by the realization of more than $2.6 billion of cash proceeds from the Millstone sale and CL&P securitization. On March 30, 2001, a special purpose trust, CL&P RRB Special Purpose Trust CL&P-1, sold nearly $1.44 billion of rate reduction bonds and turned over the cash proceeds to CL&P. That sale followed the withdrawal of an appeal on March 16, 2001, that had been filed in Connecticut Superior Court in December 2000 by the Connecticut Office of Consumer Counsel (OCC).

More than $1 billion of these proceeds were used to buyout or buydown 15 high-cost, long-term purchased-power contracts with independent power producers. Approximately $400 million was retained by CL&P and used to reduce the levels of debt CL&P had outstanding to support stranded costs.
When combined with the $1.2 billion NU received on March 31, 2001, from the Millstone sale, the proceeds provided NU with a unique opportunity to reduce its overall indebtedness. Using proceeds from securitization, CL&P repaid $134.9 million of first mortgage bonds on March 30, 2001. Those bonds had been purchased at an earlier date by a financial institution working on behalf of CL&P. CL&P also repaid $281.1 million of additional first mortgage bonds and $100 million of monthly income preferred securities in April and May of 2001 using proceeds from both securitization and the Millstone sale. WMECO funded the retirement of $100 million of first mortgage bonds and nearly $35 million of preferred stock on March 30, 2001, in advance of the sale of Millstone. Also, on April 5, 2001, CL&P and WMECO repaid $180 million of notes issued by the Niantic Bay Fuel Trust (NBFT). Cash utilized to fund the retirement of the bonds, preferred stock and notes in the second quarter of 2001 was included on NU's consolidated balance sheet as of March 31, 2001.

On March 16, 2001, the Connecticut Department of Public Utility Control
(DPUC) issued a temporary order requiring CL&P to use the proceeds in a way to result in a common equity ratio (not including the rate reduction bonds as debt) for CL&P of between 45 percent and 50 percent.

The retirement of outstanding obligations will continue in the second quarter of 2001 as a result of PSNH's issuance of $525 million of rate reduction bonds on April 25, 2001, and WMECO's anticipated issuance of $155 million of rate reduction bonds in May 2001 through special purpose trusts similar to CL&P's. The WMECO bond sale was approved in February 2001, by the Massachusetts Department of Telecommunications and Energy (DTE).

In April 2001, PSNH used the $525 million of proceeds primarily to buydown the Seabrook Power Contracts with North Atlantic Energy Corporation (NAEC) and return equity to the parent company. NAEC will use those proceeds to retire debt and return additional equity to the parent company. WMECO will use the proceeds to buyout a purchased-power contract and return equity to the parent company. NU, in turn, used $215 million of the cash proceeds to repurchase the 10.1 million NU common shares under the aforementioned forward purchase arrangements in April 2001.

The prospects of the Millstone sale and the issuance of rate reduction bonds caused all three rating agencies that rate NU fixed-income securities to upgrade NU system securities in the first quarter of 2001. In January 2001, Moody's Investors Service (Moody's) and Standard and Poor's (S&P) upgraded their credit ratings for NU, CL&P, PSNH, WMECO, and NAEC. In February 2001, Fitch IBCA (Fitch) upgraded its credit ratings for NU, CL&P and WMECO. These upgrades returned NU's unsecured debt to investment grade ratings for the first time in five years and will save the NU system in excess of $4.7 million annually in financing costs.

In addition to receiving the proceeds from the issuance of rate reduction bonds and the Millstone sale, NU's net cash flows provided by operations totaled $232.3 million in the first quarter of 2001, compared with $114.1 million in the same period of 2000. The increase in cash flows provided by operations is primarily related to the sale of the Millstone units offset by increased costs associated with the Millstone 3 and Seabrook outages.

Investments in electric, gas and other utility plant totaled $100.2 million in the first quarter of 2001, compared with $62.9 million in the first quarter of 2000. The increase was due to repairs to PSNH's Newington Station, which returned to service in April 2001, following an outage of in excess of one year.

Restructuring

Connecticut: The 1999 restructuring orders allowed for securitization of CL&P's nonnuclear regulatory assets and the costs to buyout or buydown the various purchased-power contracts. On March 30, 2001, CL&P Funding LLC (CL&P Funding), a subsidiary of CL&P, through a special purpose trust closed on the sale of nearly $1.44 billion of AAA-rated rate reduction bonds at an average interest rate of 5.95 percent. The bonds were issued in five different series having maturity dates between two and ten years. CL&P Funding applied the proceeds of the sale of the bonds to the purchase of certain transition property from CL&P.

The DPUC issued an interim order effective March 1, 2001, directing CL&P to pay down stranded costs using 50 percent of all earnings in excess of a 11.3 percent return on equity, until a final decision is reached in the DPUC's investigation of over-earnings by CL&P. A final decision is expected to be issued in May 2001.

New Hampshire: On April 25, 2001, PSNH Funding LLC, a subsidiary of PSNH, sold $525 million of rate reduction bonds, at an average interest rate of
5.90 percent. The bonds, which were rated AAA by three credit agencies, were issued in three different series having maturity dates between one and 12 years. PSNH used the net proceeds of the issue to buydown $484 million of its over-market Seabrook Power Contract obligation, and securitize $28 million of Millstone 3 stranded costs.

May 1, 2001, was designated as the beginning of electric competition (Competition Day). On this date, PSNH's average retail rates were reduced by an additional 11 percent resulting in a total rate decrease in excess of 15 percent from rates in effect on September 30, 2000, as required by the "Agreement to Settle PSNH Restructuring." PSNH's retail customers were also permitted to purchase generation service from third parties on Competition Day.

Massachusetts: The DTE approved WMECO's settlement request to securitize $155 million of stranded costs on February 7, 2001. WMECO has also received several other key financial agency approvals during the first quarter of 2001. It is anticipated that WMECO will complete the securitization process with bonds being issued in May 2001.

In April 2001, the DTE approved WMECO's default service rates effective for the six-month periods July 1, 2001 through December 31, 2001, and January 1, 2002 through June 30, 2002. These six-month average rates ranged from $0.0749 per kilowatt-hour to $0.0855 per kilowatt-hour for the 2001 six-month period and $0.0669 per kilowatt-hour to $0.0763 per kilowatt-hour for the 2002 six-month period for WMECO's estimated 97 megawatts (MW) default service load. These rates were based on the results of a competitive bidding process. A contract was signed with the one unaffiliated winning bidder on April 9, 2001.

For information regarding commitments and contingencies related to restructuring matters, see Note 2A, "Commitments and Contingencies - Restructuring," to the consolidated financial statements.

Competitive Energy Subsidiaries

NU's competitive energy subsidiaries engage in a variety of energy-related activities, primarily in the competitive energy retail and wholesale commodity, marketing and services fields. In addition, these subsidiaries own and manage 1,481 MW of capacity, as well as provide services to the electric generation market and large commercial and industrial customers in the Northeast.

NU's competitive energy subsidiaries had a loss of $4.2 million before the cumulative effect of an accounting change related to the adoption of SFAS No. 133 in the first quarter of 2001, compared with earnings of $10.6 million in the first quarter of 2000. Unconsolidated revenues for the competitive energy subsidiaries were $636.7 million in the first quarter of 2001, compared with $418.6 million in the first quarter of 2000. The increased revenues are the result of sales growth and higher energy prices. CL&P's standard offer purchases from Select Energy represented $171.1 million of total competitive energy subsidiaries' revenues in the first quarter of 2001, compared with $166 million in the first quarter of 2000. These amounts are eliminated in consolidation.

Competitive Energy Subsidiaries' Market and Other Risks

NU's competitive energy subsidiaries, as major providers of electricity and natural gas, are exposed to certain market risks which are inherent in their business activities. The competitive energy subsidiaries enter into contracts of varying length of time to buy and sell energy commodities, primarily electricity, natural gas and oil. Market risk represents the risk of loss that may impact the companies' financial statements due to adverse changes in commodity market prices.

The competitive energy subsidiaries manage their portfolio of contracts and assets to maximize value and minimize associated risks. The length of contracts to buy and sell energy vary in duration from daily/hourly to several years. At any point in time, the portfolio may be long (purchases exceed sales) or short (sales exceed purchases). Portfolio and risk management disciplines are used to manage exposures to market risks. Policies and procedures have been established to manage these risks. At market spot prices in effect at March 31, 2001, the portfolio had a negative mark-to-market. There is significant volatility in the energy commodities market, and for certain of the energy products and contracts there has been limited liquidity. Management does not believe the ultimate settlement through physical delivery of its energy portfolio will result in the realization of this negative mark-to-market. The negative mark-to-market at March 31, 2001, has declined since year end due to the decline in energy prices in the region and new transactions entered into during the first quarter.

The servicing of CL&P's standard offer load is a significant risk for Select Energy, as this contract is for a 4-year period, ending December 31, 2003, at fixed prices. This risk is partially mitigated by Select Energy entering into purchase contracts with other energy providers to supply a portion of the standard offer requirement, including its contracts with Northeast Generation Company, an affiliated company, the purchase of 850 MW of output from the Millstone and Seabrook units through 2001 and other resources in the energy marketplace. Management has continued to reduce at favorable prices the uncovered position in 2002 and 2003 of this standard offer requirement, thereby continuing to reduce the risk.

Although there can be no assurance that it will be able to do so, management believes that Select Energy will be able to source its remaining load requirement at reasonable prices. If Select Energy is unable to source its remaining load requirement at prices below the standard offer contract price as a result of energy price increases, Select Energy's earnings would be adversely impacted. For further information see Note 4, "Market Risk and Risk Management Instruments," to the consolidated financial statements.

Nuclear Plant Performance and Divestiture

Millstone: On March 31, 2001, CL&P, PSNH and WMECO consummated the sale of their ownership interests in the Millstone units to Dominion. For information regarding the nuclear generation assets divestiture see Note 3, "Nuclear Generation Assets Divestiture," to the consolidated financial statements.

Seabrook: Seabrook operated at a capacity factor of 51 percent through March 31, 2001. The unit began a scheduled refueling outage on October 21, 2000. This outage was extended by approximately two months as a result of repairs to a back-up diesel generator. Seabrook returned to service on January 29, 2001.

On December 15, 2000, NU filed its divestiture plan for Seabrook with the New Hampshire Public Utilities Commission and the DPUC. NU expects to complete the sale in 2002.

Other Matters

Derivative Instruments and Market Risk: Select Energy engages in the trading of commodity derivatives, which are accounted for using the mark-to-market method under Emerging Issues Task Force (EITF) Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities." For further information regarding these topics, see Note 4, "Market Risk and Risk Management Instruments," to the consolidated financial statements.

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

RESULTS OF OPERATIONS

The components of significant income statement variances for the first quarter of 2001 are provided in the table below.


                                          Income Statement Variances
                                            (Millions of Dollars)

                                            2001 over/(under) 2000
                                            ----------------------
                                             Amount          Percent
                                             ------          -------

Operating Revenues                           $ 418             30%

Operating Expenses:
Fuel, purchased and net
  interchange power                            399             52
Other operation                                (19)            (9)
Maintenance                                     38             75
Depreciation                                    -               -
Amortization of regulatory
  assets, net                                  675             (a)
Federal and state income taxes                 (18)           (29)
Taxes other than income taxes                   17             30
Gain on sale of utility plant                 (654)            (a)
                                             -----            ---
Total operating expenses                       438             35
                                             -----            ---
Operating income                               (20)           (15)
                                             -----            ---
Other Income/(Loss):
Gain related to Millstone sale                 202             (a)
Loss on share repurchase contracts             (43)            (a)
Other, net                                      (4)           (83)
Income taxes                                   (76)            (a)
                                             -----            ---
Other income, net                               79             (a)
Interest charges, net                            1              1
Preferred dividends of subsidiaries             (2)           (43)
                                             -----            ---
Income before cumulative effect of
  accounting change                             60             80
                                             -----            ---
Cumulative effect of accounting
  change, net of tax benefit                   (22)            (a)
                                             -----            ---
Net income                                   $  38             50%
                                             =====            ===
(a)  Percent greater than 100.

Comparison of the First Quarter 2001 to the First Quarter of 2000

Operating Revenues
Total revenues increased by $418 million or 30 percent in the first quarter of 2001, compared with the same period in 2000, primarily due to higher revenues from the competitive energy companies ($218 million), the acquisition of Yankee in March 2000 ($140 million), higher regulated retail revenues ($22 million) and higher wholesale revenues for the regulated subsidiaries ($54 million), partially offset by lower transmission revenues ($12 million).

The competitive energy companies' increase is primarily due to higher revenues from Select Energy as a result of new contracts for energy services. The regulated retail increase is primarily due to higher retail sales ($20 million) and the increase in WMECO's standard offer service rate ($14 million), partially offset by a 5 percent rate decrease for PSNH that was effective October 1, 2000 ($11 million). Regulated retail kilowatt-hour sales increased by 1.4 percent in 2001.

Fuel, Purchased and Net Interchange Power
Fuel, purchased and net interchange power expense increased in 2001, primarily due to higher purchased energy and capacity costs as a result of higher sales for Select Energy ($213 million of which $8 million represents purchases from other NU affiliates), Yankee expenses ($93 million) and higher purchased power for the regulated subsidiaries ($101 million).

Other Operation and Maintenance
Other O&M expenses increased $19 million in 2001, primarily due to higher expenses at the nuclear units ($33 million) as a result of the Millstone 3 and Seabrook outages, and higher O&M expenses for Yankee ($9 million), partially offset by lower corporate support and payroll expenses ($24 million).

Amortization of Regulatory Assets, Net
Amortization of regulatory assets, net increased in 2001, primarily due to the amortization in 2001 related to the gain on sale of the Millstone units by CL&P and WMECO ($654 million) and higher amortization related to restructuring.

Federal and State Income Taxes
Federal and state income taxes increased approximately $58 million in 2001, primarily due to the tax on the impacts of the Millstone sales gains.

Taxes Other Than Income Taxes
Taxes other than income taxes increased in 2001, primarily due to higher Connecticut gross earnings taxes ($12 million) due to the phase-in of restructuring in Connecticut in 2000 and higher property taxes ($3 million).

Gain on Sale of Utility Plant
NU recorded gains on the sale of CL&P's and WMECO's ownership interests in Millstone. A corresponding amount of amortization expense was recorded.

Gain Related to Millstone Sale
NU recognized an after-tax gain of approximately $125 million primarily related to the sale of Millstone 3 interests of PSNH and several unaffiliated owners.

Loss on Share Repurchase Contracts
In the first quarter of 2001, NU recorded a non-cash charge of approximately $43 million related to the forward purchase of 10.1 million NU common shares in December 1999 and January 2000. Under the new accounting standard EITF Issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," NU was required to recognize a charge for the difference between the average purchase price and the price at which the NU shares closed on March 31, 2001, plus carrying charges for the quarter.

Cumulative Effect of Accounting Change, Net of Tax Benefit
The cumulative effect of accounting change, net of tax benefit, recorded in 2001, represents effect of the adoption of SFAS No. 133 ($22 million).




                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Northeast Utilities:

We have reviewed the accompanying consolidated balance sheet of Northeast Utilities (a Massachusetts trust) and subsidiaries as of March 31, 2001, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet and consolidated statement of capitalization as of December 31, 2000 and the related consolidated statements of income, comprehensive income, shareholders' equity, cash flows, and income taxes for the year then ended (not presented separately herein), and in our report dated January 23, 2001 (except with respect to the matters discussed in Note 15, as to which the date is March 13, 2001), we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000 is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                        /s/ Arthur Andersen LLP
                                            Arthur Andersen LLP
Hartford, Connecticut
May 10, 2001






THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                              March 31,
                                                                 2001       December 31,
                                                             (Unaudited)        2000
                                                            -------------  -------------
                                                                (Thousands of Dollars)
ASSETS
------

Utility Plant, at Original Cost:
  Electric................................................  $  3,110,210   $  5,756,098
     Less: Accumulated provision for depreciation.........     1,310,213      4,210,429
                                                            -------------  -------------
                                                               1,799,997      1,545,669
  Construction work in progress...........................        99,122        128,835
  Nuclear fuel, net.......................................         2,949         79,672
                                                            -------------  -------------
     Total net utility plant..............................     1,902,068      1,754,176
                                                            -------------  -------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............         5,810        536,912
  Investments in regional nuclear generating
   companies, at equity...................................        41,294         41,395
  Other, at cost..........................................        35,120         33,708
                                                            -------------  -------------
                                                                  82,224        612,015
                                                            -------------  -------------

Current Assets:
  Cash....................................................     1,312,925          5,461
  Investment in securitizable assets......................        86,431         98,146
  Notes receivable from affiliated companies..............       219,200         38,000
  Receivables, net........................................       216,182         29,245
  Accounts receivable from affiliated companies...........        72,802        103,763
  Fuel, materials and supplies, at average cost...........        37,056         36,332
  Prepayments and other...................................        16,565         32,291
                                                            -------------  -------------
                                                               1,961,161        343,238
                                                            -------------  -------------

Deferred Charges:
  Regulatory assets.......................................     2,042,985      1,835,967
  Prepaid pension.........................................       186,947        170,672
  Unamortized debt expense................................        22,138         14,794
  Other...................................................        40,754         33,336
                                                            -------------  -------------
                                                               2,292,824      2,054,769
                                                            -------------  -------------

Total Assets..............................................  $  6,238,277   $  4,764,198
                                                            =============  =============

The accompanying notes are an integral part of these financial statements.





THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                March 31,
                                                                   2001       December 31,
                                                               (Unaudited)        2000
                                                              -------------  -------------
                                                                  (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common stock, $10 par value - authorized
   24,500,000 shares; 7,584,884 shares outstanding
   in 2001 and 2000.........................................  $     75,849   $     75,849
  Capital surplus, paid in..................................       413,467        413,192
  Retained earnings.........................................       265,008        243,197
  Accumulated other comprehensive income....................           506            506
                                                              -------------  -------------
           Total common stockholder's equity................       754,830        732,744
  Preferred stock not subject to mandatory redemption.......       116,200        116,200
  Long-term debt............................................       975,227      1,072,688
                                                              -------------  -------------
           Total capitalization.............................     1,846,257      1,921,632
                                                              -------------  -------------
Rate Reduction Bonds........................................     1,438,400           -
                                                              -------------  -------------
Minority Interest in Consolidated Subsidiary................       100,000        100,000
                                                              -------------  -------------
Obligations Under Capital Leases............................        15,912         39,910
                                                              -------------  -------------
Current Liabilities:
  Notes payable to banks....................................       165,000        115,000
  Long-term debt and preferred stock - current portion......       125,250        160,000
  Obligations under capital leases - current portion........       116,637         89,959
  Accounts payable..........................................       162,189        153,944
  Accounts payable to affiliated companies..................       607,280        122,106
  Payable to Millstone 3 joint owners.......................        84,512           -
  Accrued taxes.............................................       237,203         32,901
  Accrued interest..........................................        18,058         13,995
  Other.....................................................        27,230         31,324
                                                              -------------  -------------
                                                                 1,543,359        719,229
                                                              -------------  -------------
Deferred Credits and Other Long-term Liabilities:
  Accumulated deferred income taxes.........................       801,144        977,439
  Accumulated deferred investment tax credits...............        97,948         99,771
  Decommissioning obligation - Millstone 1..................          -           580,320
  Deferred contractual obligations..........................       155,649        160,590
  Other.....................................................       239,608        165,307
                                                              -------------  -------------
                                                                 1,294,349      1,983,427
                                                              -------------  -------------

Commitments and Contingencies (Note 2)

Total Capitalization and Liabilities........................  $  6,238,277   $  4,764,198
                                                              =============  =============

The accompanying notes are an integral part of these financial statements.



THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                               Three Months Ended
                                                                   March 31,
                                                           --------------------------
                                                               2001           2000
                                                           -----------    -----------
                                                             (Thousands of Dollars)

Operating Revenues....................................     $  733,905     $  747,976
                                                           -----------    -----------
Operating Expenses:
  Operation -
     Fuel, purchased and net interchange power........        426,802        430,424
     Other............................................         98,544        101,328
  Maintenance.........................................         46,844         27,579
  Depreciation........................................         28,904         32,520
  Amortization of regulatory assets, net..............        558,243          7,718
  Federal and state income taxes......................         22,333         38,591
  Taxes other than income taxes.......................         40,196         33,795
  Gain on sale of utility plant.......................       (530,724)          -
                                                           -----------    -----------
        Total operating expenses......................        691,142        671,955
                                                           -----------    -----------
Operating Income......................................         42,763         76,021
                                                           -----------    -----------

Other Income/(Loss):
  Gain related to Millstone sale......................         29,402           -
  Other, net..........................................         (1,102)           (21)
  Minority interest in loss of subsidiary.............         (2,325)        (2,325)
  Income taxes........................................         (7,865)         1,256
                                                           -----------    -----------
        Other income/(loss), net......................         18,110         (1,090)
                                                           -----------    -----------

        Income before interest charges................         60,873         74,931
                                                           -----------    -----------

Interest Charges:
  Interest on long-term debt..........................         21,330         24,099
  Other interest......................................          1,243          1,189
                                                           -----------    -----------
        Interest charges, net.........................         22,573         25,288
                                                           -----------    -----------

Net Income............................................     $   38,300     $   49,643
                                                           ===========    ===========

The accompanying notes are an integral part of these financial statements.



THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                            -----------------------
                                                                 2001        2000
                                                            ------------ ----------
                                                             (Thousands of Dollars)
Operating Activities:
  Net income............................................... $    38,300  $  49,643
  Adjustments to reconcile to net cash flows
   provided by operating activities:
    Depreciation...........................................      28,904     32,520
    Deferred income taxes and investment tax credits, net..    (180,536)    12,084
    Amortization of regulatory assets, net.................     558,243      7,718
    Gain on sale of utility plant..........................    (530,724)      -
    Net other uses of cash.................................     (53,244)    (3,755)
  Changes in working capital:
    Receivables............................................    (155,976)  (114,740)
    Fuel, materials and supplies...........................        (724)       975
    Accounts payable.......................................     493,419    193,283
    Accrued taxes..........................................     204,302   (139,854)
    Investments in securitizable assets....................      11,715     26,495
    Other working capital (excludes cash)..................      15,695    (12,029)
                                                            ------------ ----------
Net cash flows provided by operating activities............     429,374     52,340
                                                            ------------ ----------
Investing Activities:
  Investments in plant:
    Electric utility plant.................................     (56,821)   (40,223)
    Nuclear fuel...........................................        (630)      (555)
                                                            ------------ ----------
  Net cash flows used for investments in plant.............     (57,451)   (40,778)
  Investment in NU system Money Pool.......................    (181,200)   (93,400)
  Investments in nuclear decommissioning trusts............     (77,666)   (12,894)
  Other investment activities, net.........................        (255)    (2,408)
  Net proceeds from the sale of utility plant..............     832,353    686,807
  Buyout/buydown of IPP contracts..........................    (977,433)      -
                                                            ------------ ----------
Net cash flows (used in)/provided by investing activities..    (461,652)   537,327
                                                            ------------ ----------
Financing Activities:
  Net increase/(decrease) in short-term debt...............      50,000   (101,700)
  Issuance of rate reduction bonds.........................   1,438,400       -
  Reacquisitions and retirements of long-term debt.........    (132,250)  (179,071)
  Repurchase of common shares..............................        -      (300,000)
  Cash dividends on preferred stock........................      (1,390)    (2,733)
  Cash dividends on common stock...........................     (15,018)      -
                                                            ------------ ----------
Net cash flows provided by/(used in) financing activities..   1,339,742   (583,504)
                                                            ------------ ----------
Net increase in cash for the period........................   1,307,464      6,163
Cash - beginning of period.................................       5,461        364
                                                            ------------ ----------
Cash - end of period....................................... $ 1,312,925  $   6,527
                                                            ============ ==========

The accompanying notes are an integral part of these financial statements.



          THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations


CL&P is a wholly owned subsidiary of NU. This discussion should be read in conjunction with NU's management's discussion and analysis of financial condition and results of operations, consolidated financial statements and footnotes in this Form 10-Q, the NU 2000 Form 10-K and current reports on Form 8-K dated March 30, 2001, and April 11, 2001.

RESULTS OF OPERATIONS

The components of significant income statement variances for the first quarter of 2001 are provided in the table below.

                                          Income Statement Variances
                                            (Millions of Dollars)

                                            2001 over/(under) 2000
                                            ----------------------
                                            Amount          Percent
                                            ------          -------
Operating Revenues                          $ (14)            (2)%

Operating Expenses:
Fuel, purchased and net
  interchange power                            (4)            (1)
Other operation                                (3)            (3)
Maintenance                                    19             70
Depreciation                                   (3)           (11)
Amortization of regulatory
  assets, net                                 551             (a)
Federal and state income taxes                (16)           (42)
Taxes other than income taxes                   6             19
Gain on sale of utility plant                (531)            (a)
                                            -----            ---
Total operating expenses                       19              3
                                            -----            ---
Operating income                              (33)           (44)
                                            -----            ---
Other Income/(Loss):
Gain related to Millstone sale                 29             (a)
Other, net                                     (1)            (a)
Income taxes                                   (9)            (a)
                                            -----            ---
Other income/(loss), net                       19             (a)
Interest charges, net                          (3)           (11)
                                            -----            ---
Net income                                  $ (11)           (23)%
                                            =====            ===

(a)  Percent greater than 100.

Operating Revenues
Total revenues decreased by $14 million or 2 percent in the first quarter of 2001, compared with the same period in 2000, primarily due to lower wholesale revenues ($16 million) and lower other electric revenues ($7 million), partially offset by higher retail revenues ($9 million). Wholesale revenues were lower primarily as a result of the Millstone 3 refueling outage in the first quarter of 2001. Other electric revenues decreased primarily due to lower transmission revenue. Retail revenues increased primarily due to higher retail sales. Retail sales increased 1.7 percent compared to the first quarter of 2000.

Fuel, Purchased and Net Interchange Power
Fuel, purchased and net interchange power expense decreased in 2001, primarily due to lower purchased power costs.

Other Operation and Maintenance
Other O&M expenses increased $16 million in 2001, primarily due to higher expenses at the nuclear units ($22 million) as a result of the Millstone 3 refueling outage, and higher distribution maintenance expenses ($4 million), partially offset by lower transmission expenses ($10 million).

Amortization of Regulatory Assets, Net
Amortization of regulatory assets, net increased in 2001, primarily due to the amortization in 2001 related to the gain on the sale of the Millstone units ($531 million) and higher amortization related to restructuring.

Federal and State Income Taxes
Federal and state income taxes decreased in 2001 compared to 2000, primarily due to lower book taxable income.

Taxes Other Than Income Taxes
Taxes other than income taxes increased in 2001, primarily due to higher Connecticut gross earnings taxes ($5 million) due to the phase-in of restructuring in 2000.

Gain on Sale of Utility Plant
CL&P recorded a gain on the sale of its ownership interest in Millstone. A corresponding amount of amortization expense was recorded.

Gain Related to Millstone Sale
CL&P recognized a gain related to the sale of the former Connecticut Municipal Electric Energy Cooperative's portion of Millstone 2.

Interest Charges, Net
Interest charges, net decreased in 2001, primarily due to lower long-term debt outstanding as a result of reacquisitions and retirements.

LIQUIDITY

On March 30, 2001, a special purpose trust, CL&P RRB Special Purpose Trust CL&P-1, sold nearly $1.44 billion of rate reduction bonds and turned over the cash proceeds to CL&P. That sale followed the withdrawal of an appeal on March 16, 2001, that had been filed in Connecticut Superior Court in December 2000 by the OCC.

More than $1 billion of these proceeds were used to buyout or buydown 15 high-cost, long-term purchased-power contracts with independent power producers. Approximately $400 million was retained by CL&P and used to reduce the levels of debt CL&P had outstanding to support stranded costs. Using proceeds from securitization, CL&P repaid $134.9 million of first mortgage bonds on March 30, 2001. Those bonds had been purchased at an earlier date by a financial institution working on behalf of CL&P. CL&P also repaid $281.1 million of additional first mortgage bonds and $100 million of monthly income preferred securities in April and May of 2001 using proceeds from both securitization and the Millstone sale. Also, on April 5, 2001, CL&P and WMECO repaid $180 million of notes issued by the NBFT. Cash utilized to fund the retirement of the bonds and notes in the second quarter of 2001 was included on CL&P's consolidated balance sheet as of March 31, 2001.

On March 16, 2001, the DPUC issued a temporary order requiring CL&P to use the proceeds in a way to result in a common equity ratio (not including the rate reduction bonds as debt) for CL&P of between 45 percent and 50 percent.

The prospects of the Millstone sale and the issuance of rate reduction bonds caused all three rating agencies that rate NU fixed-income securities to upgrade NU system securities in the first quarter of 2001. In January 2001, Moody's and S&P upgraded their credit ratings for CL&P. In February 2001, Fitch upgraded its credit ratings for CL&P. These upgrades returned NU's unsecured debt to investment grade ratings for the first time in five years and will save the NU system in excess of $4.7 million annually in financing costs.

In addition to receiving the proceeds from the issuance of rate reduction bonds and the Millstone sale, CL&P's net cash flows provided by operations totaled $429.4 million in the first quarter of 2001, compared with $52.3 million in the same period of 2000. The increase in cash flows provided by operations is primarily related to the sale of the Millstone units offset by increased costs associated with the Millstone 3 and Seabrook outages.

Investments in utility plant totaled $56.8 million in the first quarter of 2001, compared with $40.2 million in the first quarter of 2000.



PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

BALANCE SHEETS

                                                               March 31,
                                                                  2001       December 31,
                                                              (Unaudited)        2000
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
ASSETS
------

Utility Plant, at Cost:
  Electric................................................   $  1,388,366   $  1,505,967
     Less: Accumulated provision for depreciation.........        669,811        711,340
                                                             -------------  -------------
                                                                  718,555        794,627
  Construction work in progress...........................         38,991         27,251
  Nuclear fuel, net.......................................           -             1,924
                                                             -------------  -------------
     Total net utility plant..............................        757,546        823,802
                                                             -------------  -------------
Other Property and Investments:
  Nuclear decommissioning trusts, at market...............           -             7,362
  Investments in regional nuclear generating
   companies and subsidiary company, at equity............         15,546         16,293
  Other, at cost..........................................         29,402          3,225
                                                             -------------  -------------
                                                                   44,948         26,880
                                                             -------------  -------------
Current Assets:
  Cash and cash equivalents...............................          5,420        115,135
  Notes receivable from affiliated companies..............         43,800           -
  Receivables, net........................................         67,386         71,992
  Accounts receivable from affiliated companies...........         41,650          2,798
  Taxes receivable from affiliated companies..............           -             9,983
  Accrued utility revenues................................         39,971         41,844
  Fuel, materials and supplies, at average cost...........         31,025         28,760
  Prepayments and other...................................          4,162         14,750
                                                             -------------  -------------
                                                                  233,414        285,262
                                                             -------------  -------------
Deferred Charges:
  Regulatory assets.......................................      1,008,166        924,847
  Deferred receivable from affiliated company.............           -             3,240
  Unamortized debt expense................................          9,012          9,067
  Other...................................................          9,088          9,096
                                                             -------------  -------------
                                                                1,026,266        946,250
                                                             -------------  -------------

Total Assets..............................................   $  2,062,174   $  2,082,194
                                                             =============  =============

The accompanying notes are an integral part of these financial statements.



PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

BALANCE SHEETS

                                                               March 31,
                                                                  2001       December 31,
                                                              (Unaudited)        2000
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common stock, $1 par value - authorized
   100,000,000 shares; 1,000 shares outstanding
   in 2001 and 2000.......................................   $          1   $          1
  Capital surplus, paid in................................        424,954        424,909
  Retained earnings.......................................        150,864        123,177
  Accumulated other comprehensive income..................          1,207          1,207
                                                             -------------  -------------
           Total common stockholder's equity..............        577,026        549,294
  Long-term debt..........................................        407,285        407,285
                                                             -------------  -------------
           Total capitalization...........................        984,311        956,579
                                                             -------------  -------------
Obligations Under Seabrook Power Contracts
 and Other Capital Leases.................................         76,024         91,702
                                                             -------------  -------------
Current Liabilities:
  Preferred stock - current portion............                    24,268         24,268
  Obligations under Seabrook Power Contracts and other
   capital leases - current portion.......................        521,402        537,528
  Accounts payable........................................         36,872         45,847
  Accounts payable to affiliated companies................         29,417         54,157
  Accrued taxes...........................................         13,623            656
  Accrued interest........................................         12,265          4,962
  Other...................................................          9,124         13,112
                                                             -------------  -------------
                                                                  646,971        680,530
                                                             -------------  -------------
Deferred Credits and Other Long-term Liabilities:
  Accumulated deferred income taxes.......................        191,642        179,723
  Accumulated deferred investment tax credits.............         21,217         27,348
  Deferred contractual obligations........................         40,250         41,499
  Deferred pension costs..................................         39,941         41,216
  Deferred revenue from affiliated company................           -             3,240
  Other...................................................         61,818         60,357
                                                             -------------  -------------
                                                                  354,868        353,383
                                                             -------------  -------------
Commitments and Contingencies (Note 2)

Total Capitalization and Liabilities......................   $  2,062,174   $  2,082,194
                                                             =============  =============

The accompanying notes are an integral part of these financial statements.




PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

STATEMENTS OF INCOME
(Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                           --------------------------
                                                               2001           2000
                                                           -----------    -----------
                                                             (Thousands of Dollars)
Operating Revenues....................................     $  340,814     $  328,694
                                                           -----------    -----------
Operating Expenses:
  Operation -
     Fuel, purchased and net interchange power........        237,680        210,530
     Other............................................         31,119         33,022
  Maintenance.........................................         15,490         11,959
  Depreciation........................................         10,514         12,322
  Amortization of regulatory assets, net..............         11,467         11,470
  Federal and state income taxes......................          8,305         13,053
  Taxes other than income taxes.......................         11,533         11,096
                                                           -----------    -----------
        Total operating expenses......................        326,108        303,452
                                                           -----------    -----------
Operating Income......................................         14,706         25,242
                                                           -----------    -----------
Other Income/(Loss):
  Gain related to Millstone sale......................         25,913           -
  Other, net..........................................          8,392          6,514
  Income taxes........................................        (13,108)        (3,433)
                                                           -----------    -----------
        Other income, net.............................         21,197          3,081
                                                           -----------    -----------
        Income before interest charges................         35,903         28,323
                                                           -----------    -----------
Interest Charges:
  Interest on long-term debt..........................          7,602         10,797
  Other interest......................................            (61)            95
                                                           -----------    -----------
        Interest charges, net.........................          7,541         10,892
                                                           -----------    -----------

Net Income............................................     $   28,362     $   17,431
                                                           ===========    ===========

The accompanying notes are an integral part of these financial statements.



PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                             ------------------------
                                                                  2001         2000
                                                             ------------ -----------
                                                              (Thousands of Dollars)
Operating activities:
  Net income................................................ $    28,362  $   17,431
  Adjustments to reconcile to net cash flows
    (used in)/provided by operating activities:
    Depreciation............................................      10,514      12,322
    Deferred income taxes and investment tax credits, net...      (1,980)       (702)
    Net deferral of recoverable energy costs................     (24,671)     (2,319)
    Amortization of regulatory assets, net..................      11,467      15,749
    Gain on sale of utility plant...........................     (25,012)       -
    Net other uses of cash..................................     (13,992)    (10,013)
  Changes in working capital:
    Receivables and accrued utility revenues................      (7,361)     11,686
    Fuel, materials and supplies............................      (2,265)      1,755
    Accounts payable........................................     (33,715)     (5,091)
    Accrued taxes...........................................      12,967      17,515
    Other working capital (excludes cash)...................      23,886      19,493
                                                             ------------ -----------
Net cash flows (used in)/provided by operating activities...     (21,800)     77,826
                                                             ------------ -----------

Investing Activities:
  Investments in plant:
    Electric utility plant..................................     (23,400)    (11,099)
                                                             ------------ -----------
  Net cash flows used for investments in plant..............     (23,400)    (11,099)
  Investment in NU system Money Pool........................     (43,800)       -
  Investment in nuclear decommissioning trusts..............       6,846        (151)
  Other investment activities, net..........................     (26,918)        526
                                                             ------------ -----------
Net cash flows used in investing activities.................     (87,272)    (10,724)
                                                             ------------ -----------

Financing Activities:
  Cash dividends on preferred stock.........................        (643)     (1,325)
                                                             ------------ -----------
Net cash flows used in financing activities.................        (643)     (1,325)
                                                             ------------ -----------
Net (decrease)/increase in cash and cash equivalents........    (109,715)     65,777
Cash and cash equivalents - beginning of period.............     115,135     182,588
                                                             ------------ -----------
Cash and cash equivalents - end of period................... $     5,420  $  248,365
                                                             ============ ===========

The accompanying notes are an integral part of these financial statements.




                   PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations


PSNH is a wholly owned subsidiary of NU. This discussion should be read in conjunction with NU's management's discussion and analysis of financial condition and results of operations, consolidated financial statements and footnotes in this Form 10-Q, the NU 2000 Form 10-K and current report on Form 8-K dated April 25, 2001.

RESULTS OF OPERATIONS

The components of significant income statement variances for the first quarter of 2001 are provided in the table below.

                                           Income Statement Variances
                                             (Millions of Dollars)

                                             2001 over/(under) 2000
                                             ----------------------
                                              Amount         Percent
                                              ------         -------

Operating Revenues                             $ 12             4%

Operating Expenses:
Fuel, purchased and net
  interchange power                              27            13
Other operation                                  (2)           (6)
Maintenance                                       4            30
Depreciation                                     (2)          (15)
Federal and state income taxes                   (5)          (36)
Taxes other than income taxes                     1             4
                                               ----           ---
Total operating expenses                         23             8
                                               ----           ---
Operating income                                (11)          (42)
                                               ----           ---
Other Income/(Loss):
Gain related to Millstone sale                   26            (a)
Other, net                                       (8)           (a)
                                               ----           ---
Other income, net                                18            (a)
Interest charges, net                            (3)          (30)
                                               ----           ---
Net income                                     $ 11            63%
                                               ====           ===
(a) Percent greater than 100.

Operating Revenues
Total operating revenues increased $12 million in 2001, primarily due to higher wholesale revenues from higher capacity and energy sales to the market ($22 million), lower retail revenue ($7 million) and lower transmission revenue ($2 million). Retail revenue decreased due to a 5 percent rate decrease in October 2000, partially offset by higher retail sales. Retail kilowatt-hour sales increased by 0.7 percent in 2001.

Fuel, Purchased and Net Interchange Power
Fuel, purchased and net interchange power expense increased in 2001, primarily due to higher purchased power expenses as a result of the higher wholesale sales.

Other Operation and Maintenance
Other O&M expenses increased $2 million in 2001, primarily due to higher maintenance costs associated with the fossil plants ($2 million), the costs associated with the early retirement program ($2 million), and higher costs at Millstone 3 due to an extended outage ($1 million), partially offset by lower transmission expense ($3 million).

Depreciation
Depreciation decreased in 2001, primarily due to the extension of plant asset lives as a result of the PSNH settlement in the second quarter of 2000.

Federal and State Income Taxes
Federal and state income taxes increased in 2001 compared to 2000, primarily due to higher book taxable income.

Gain Related to Millstone Sale
PSNH recognized a gain as a result of the sale of its ownership interest in Millstone 3.

Other, Net
Other, net increased in 2001, primarily due to income resulting from the delay in restructuring.

Interest Charges, Net
Interest charges, net were lower in 2001, primarily due to lower long-term debt outstanding.

LIQUIDITY

The retirement of outstanding obligations will continue in the second quarter of 2001 as a result of PSNH's issuance of $525 million of rate reduction bonds on April 25, 2001.

In April 2001, PSNH used the $525 million of proceeds primarily to buydown the Seabrook Power Contracts with NAEC and return equity to the parent company. NAEC will use those proceeds to retire debt and return additional equity to the parent company.

The prospects of the Millstone sale and the issuance of rate reduction bonds caused all three rating agencies that rate NU fixed-income securities to upgrade NU system securities in the first quarter of 2001. In January 2001, Moody's and S&P upgraded their credit ratings for PSNH. This upgrade returned NU's unsecured debt to investment grade ratings for the first time in five years and will save the NU system in excess of $4.7 million annually in financing costs.

In addition to receiving the proceeds from the Millstone sale, PSNH's net cash flows used in operations totaled $21.8 million in the first quarter of 2001, compared with net cash flows provided by operations of $77.8 million in the same period of 2000.

Investments in utility plant totaled $23.4 million in the first quarter of 2001, compared with $11.1 million in the first quarter of 2000. The increase was due to repairs to PSNH's Newington Station, which returned to service in April 2001, following an outage of in excess of one year.





WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

                                                              March 31,
                                                                 2001      December 31,
                                                             (Unaudited)       2000
                                                            -------------  ------------
                                                               (Thousands of Dollars)
ASSETS
------

Utility Plant, at Original Cost:
  Electric................................................  $    550,511   $ 1,112,405
     Less: Accumulated provision for depreciation.........       181,571       792,923
                                                            -------------  ------------
                                                                 368,940       319,482
  Construction work in progress...........................        15,186        22,813
  Nuclear fuel, net.......................................          -           18,296
                                                            -------------  ------------
     Total net utility plant..............................       384,126       360,591
                                                            -------------  ------------
Other Property and Investments:
  Nuclear decommissioning trusts, at market...............          -          144,921
  Investments in regional nuclear generating
   companies, at equity...................................        11,156        11,117
  Other, at cost..........................................         6,288         6,249
                                                            -------------  ------------
                                                                  17,444       162,287
                                                            -------------  ------------
Current Assets:
  Cash....................................................            99           985
  Receivables, net........................................        45,248        36,364
  Accounts receivable from affiliated companies...........       202,895        16,146
  Accrued utility revenues................................        22,595        21,222
  Fuel, materials and supplies, at average cost...........         1,523         1,606
  Prepayments and other...................................          -            4,817
                                                            -------------  ------------
                                                                 272,360        81,140
                                                            -------------  ------------
Deferred Charges:
  Regulatory assets.......................................       250,661       392,247
  Prepaid pension.........................................        49,149        45,473
  Unamortized debt expense................................         1,781         1,822
  Other...................................................         1,998         4,258
                                                            -------------  ------------
                                                                 303,589       443,800
                                                            -------------  ------------
Total Assets..............................................  $    977,519   $ 1,047,818
                                                            =============  ============

The accompanying notes are an integral part of these financial statements.



WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

                                                              March 31,
                                                                 2001      December 31,
                                                             (Unaudited)       2000
                                                            -------------  ------------
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common stock, $25 par value - authorized
   1,072,471 shares; 590,093 shares outstanding
   in 2001 and 2000.......................................  $     14,752   $    14,752
  Capital surplus, paid in................................        93,295        94,010
  Retained earnings.......................................        62,585        62,952
  Accumulated other comprehensive income..................           182           182
                                                            -------------  ------------
           Total common stockholder's equity..............       170,814       171,896
  Preferred stock not subject to mandatory redemption.....          -           20,000
  Preferred stock subject to mandatory redemption.........          -           15,000
  Long-term debt..........................................       100,076       139,425
                                                            -------------  ------------
           Total capitalization...........................       270,890       346,321
                                                            -------------  ------------
Obligations Under Capital Leases..........................           104         5,935
                                                            -------------  ------------
Current Liabilities:
  Notes payable to banks..................................        90,000       110,000
  Notes payable to affiliated company.....................       146,400           600
  Long-term debt and preferred stock - current portion....          -           61,500
  Obligations under capital leases - current portion......        27,442        20,986
  Accounts payable........................................        61,869        25,298
  Accounts payable to affiliated companies................        23,885         8,611
  Accrued taxes...........................................        57,477         8,471
  Accrued interest........................................            78         4,703
  Other...................................................         8,300         7,671
                                                            -------------  ------------
                                                                 415,451       247,840
                                                            -------------  ------------
Deferred Credits and Other Long-term Liabilities:
  Accumulated deferred income taxes.......................       174,109       224,711
  Accumulated deferred investment tax credits.............         4,250        17,580
  Decommissioning obligation - Millstone 1................          -          136,130
  Deferred contractual obligations........................        41,209        42,519
  Other...................................................        71,506        26,782
                                                            -------------  ------------
                                                                 291,074       447,722
                                                            -------------  ------------


Commitments and Contingencies (Note 2)


Total Capitalization and Liabilities......................  $    977,519   $ 1,047,818
                                                            =============  ============

The accompanying notes are an integral part of these financial statements.




WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                           ------------------------
                                                               2001         2000
                                                           -----------  -----------
                                                            (Thousands of Dollars)

Operating Revenues....................................     $  143,300   $  129,410
                                                           -----------  -----------
Operating Expenses:
  Operation -
     Fuel, purchased and net interchange power........         90,119       66,245
     Other............................................         18,795       21,922
  Maintenance.........................................          9,872        7,545
  Depreciation........................................          4,433        4,588
  Amortization of regulatory assets, net..............        126,490        3,898
  Federal and state income taxes......................          3,157        5,462
  Taxes other than income taxes.......................          4,863        4,968
  Gain on sale of utility plant.......................       (123,148)        -
                                                           -----------  -----------
        Total operating expenses......................        134,581      114,628
                                                           -----------  -----------
Operating Income......................................          8,719       14,782
                                                           -----------  -----------
Other (Loss)/Income:
  Other, net..........................................         (1,124)         186
  Income taxes........................................            618        3,660
                                                           -----------  -----------
        Other (loss)/income, net......................           (506)       3,846
                                                           -----------  -----------
        Income before interest charges................          8,213       18,628
                                                           -----------  -----------
Interest Charges:
  Interest on long-term debt..........................          2,994        4,791
  Other interest......................................          1,900        2,784
                                                           -----------  -----------
        Interest charges, net.........................          4,894        7,575
                                                           -----------  -----------

Net Income............................................     $    3,319   $   11,053
                                                           ===========  ===========

The accompanying notes are an integral part of these financial statements.



WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                              -----------------------
                                                                   2001        2000
                                                              ----------- -----------
                                                               (Thousands of Dollars)
Operating Activities:
  Net income................................................. $    3,319  $   11,053
  Adjustments to reconcile to net cash flows
    provided by operating activities:
    Depreciation.............................................      4,433       4,588
    Deferred income taxes and investment tax credits, net....    (50,011)    (10,082)
    Net (deferral)/amortization of recoverable energy costs..     (1,465)      4,507
    Amortization of regulatory assets, net...................    126,490         478
    Gain on sale of utility plant............................   (123,148)       -
    Net other uses of cash...................................    (28,906)       (189)
  Changes in working capital:
    Receivables and accrued utility revenues.................    (19,185)    (14,433)
    Fuel, materials and supplies.............................         83       1,676
    Accounts payable.........................................     51,845      11,603
    Accrued taxes............................................     49,006      13,443
    Other working capital (excludes cash)....................        821      (8,298)
                                                              ----------- -----------
Net cash flows provided by operating activities..............     13,282      14,346
                                                              ----------- -----------
Investing Activities:
  Investments in plant:
    Electric utility plant...................................     (8,450)     (4,285)
    Nuclear fuel.............................................       (140)        (10)
                                                              ----------- -----------
  Net cash flows used for investments in plant...............     (8,590)     (4,295)
  Investments in nuclear decommissioning trusts..............    (25,817)     (1,059)
  Other investment activities, net...........................     34,608        (212)
  Net proceeds from the sale of utility plant................       -        185,787
                                                              ----------- -----------
Net cash flows provided by investing activities..............        201     180,221
                                                              ----------- -----------
Financing Activities:
  Net decrease in short-term debt............................    (20,000)    (25,000)
  Net increase in NU system Money Pool borrowings............    145,800      16,000
  Reacquisitions and retirements of long-term debt...........   (100,000)    (94,150)
  Reacquisitions and retirements of preferred stock..........    (36,500)     (1,500)
  Repurchase of common shares................................       -        (90,000)
  Cash dividends on preferred stock..........................       (671)       -
  Cash dividends on common stock.............................     (2,998)       (700)
                                                              ----------- -----------
Net cash flows used in financing activities..................    (14,369)   (195,350)
                                                              ----------- -----------
Net decrease in cash for the period..........................       (886)       (783)
Cash - beginning of period...................................        985         950
                                                              ----------- -----------
Cash - end of period......................................... $       99  $      167
                                                              =========== ===========

The accompanying notes are an integral part of these financial statements.



            WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations


WMECO is a wholly owned subsidiary of NU. This discussion should be read in conjunction with NU's management's discussion and analysis of financial condition and results of operations, consolidated financial statements and footnotes in this Form 10-Q, the NU 2000 Form 10-K, and current reports on Form 8-K dated March 30, 2001, and April 11, 2001.

RESULTS OF OPERATIONS

The components of significant income statement variances for the first quarter of 2001 are provided in the table below.

                                          Income Statement Variances
                                            (Millions of Dollars)

                                            2001 over/(under) 2000
                                            ----------------------
                                            Amount          Percent
                                            ------          -------
Operating Revenues                          $  14             11%

Operating Expenses:
Fuel, purchased and net
  interchange power                            24             36
Other operation                                (3)           (14)
Maintenance                                     2             31
Amortization of regulatory
  assets, net                                 123             (a)
Federal and state income taxes                 (3)           (42)
Gain on sale of utility plant                (123)            (a)
                                            -----            ---
Total operating expenses                       20             17
                                            -----            ---
Operating income                               (6)           (41)
                                            -----            ---
Other (Loss)/Income:
Other, net                                     (1)            (a)
Income taxes                                   (3)           (83)
                                            -----            ---
Other (loss)/income, net                       (4)            (a)
                                            -----            ---
Interest charges, net                          (2)           (35)
                                            -----            ---
Net income                                  $  (8)           (70)%
                                            =====            ---
(a)  Percent greater than 100.

Operating Revenues
Total revenues increased by $14 million or 11 percent in the first quarter of 2001, compared with the same period in 2000, primarily due to higher retail revenues ($20 million), partially offset by lower wholesale revenues ($6 million). Retail revenues were higher primarily due to an increase in the standard offer service rate ($14 million) and higher retail sales ($6 million). Retail sales were up 1.5 percent compared to the first quarter of 2000. Wholesale revenues decreased primarily due to the Millstone 3 refueling outage in the first quarter of 2001.

Fuel, Purchased and Net Interchange Power
Fuel, purchased and net interchange power expense increased in 2001, primarily due to higher purchased power costs associated with the standard offer supply.

Amortization of Regulatory Assets, Net
Amortization of regulatory assets, net increased in 2001, primarily due to the amortization in 2001 related to the gain on the sale of the Millstone units.

Gain on Sale of Utility Plant
WMECO recorded a gain on the sale of its ownership interest in Millstone. A corresponding amount of amortization expense was recorded.

Interest Charges, Net
Interest charges, net decreased in 2001, primarily due to lower long-term debt outstanding as a result of reacquisitions and retirements.

LIQUIDITY

WMECO funded the retirement of $100 million of first mortgage bonds and nearly $35 million of preferred stock on March 30, 2001, in advance of the sale of Millstone. Also, on April 5, 2001, WMECO and CL&P repaid $180 million of notes issued by the NBFT.

The retirement of outstanding obligations will continue in the second quarter of 2001 as a result of WMECO's anticipated sale of $155 million of rate reduction bonds in May 2001 through a similar special purpose trust as CL&P's. The WMECO bond sale was approved in February 2001, by the DTE. WMECO will use the proceeds to buyout a purchased-power contract and return equity to the parent company.

The prospects of the Millstone sale and the issuance of rate reduction bonds caused all three rating agencies that rate NU fixed-income securities to upgrade NU system securities in the first quarter of 2001. In January 2001, Moody's and S&P upgraded their credit ratings for WMECO. In February 2001, Fitch upgraded its credit ratings for WMECO. These upgrades returned NU's unsecured debt to investment grade ratings for the first time in five years and will save the NU system in excess of $4.7 million annually in financing costs.

In addition to receiving the proceeds from the Millstone sale, WMECO's net cash flows provided by operations totaled $13.3 million in the first quarter of 2001, compared with $14.3 million in the same period of 2000.

Investments in utility plant totaled $8.5 million in the first quarter of 2001, compared with $4.3 million in the first quarter of 2000.



                    Northeast Utilities and Subsidiaries
          The Connecticut Light and Power Company and Subsidiaries
                   Public Service Company of New Hampshire
            Western Massachusetts Electric Company and Subsidiary



                  NOTES TO FINANCIAL STATEMENTS (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (All Companies)

     A.   Presentation

          The accompanying unaudited financial statements should be read in conjunction with management's discussion and analysis of financial condition and results of operations in this Form 10-Q, the Annual Reports of Northeast Utilities (NU), The Connecticut Light and
          Power Company (CL&P), Public Service Company of New Hampshire
          (PSNH), and Western Massachusetts Electric Company (WMECO), which were filed as part of the NU 2000 Form 10-K, and the current reports on Form 8-K dated January 23, 2001, February 28, 2001,
          March 5, 2001, March 12, 2001, March 22, 2001, March 30, 2001,
          April 11, 2001, April 24, 2001, and April 25, 2001.  The
          accompanying financial statements contain, in the opinion of management, all adjustments necessary to present fairly NU's and each NU system company's financial position as of March 31, 2001, the results of operations and statements of cash flows for the three-month periods ended March 31, 2001 and 2000. All adjustments are of a normal, recurring nature except those described in Note 2. The results of operations for the three-month period ended March 31, 2001 and 2000, are not indicative of the results expected for a full year.

          The consolidated financial statements of NU and of its subsidiaries include the accounts of all their respective subsidiaries. Intercompany transactions have been eliminated in consolidation.

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

     B.   Regulatory Accounting and Assets

          The accounting policies of the NU system operating companies and the accompanying consolidated financial statements conform to accounting principles generally accepted in the United States applicable to rate-regulated enterprises and historically reflect the effects of the rate-making process in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result of final restructuring orders issued in 1999, CL&P and WMECO discontinued the application of SFAS No. 71 for the generation portion of their businesses. During the fourth quarter of 2000, PSNH discontinued the application of SFAS No. 71 for the generation portion of its business.

          In addition, in March 2001, CL&P and WMECO sold their ownership interests in the Millstone units, and the gain on the sale was used to offset recoverable nuclear costs. Also in March 2001, CL&P issued rate reduction bonds and used a portion of the proceeds to buyout or buydown certain contracts with independent power producers. These payments were recorded as regulatory assets.

          CL&P's, WMECO's and PSNH's transmission and distribution businesses will continue to be cost-based, and management believes the application of SFAS No. 71 continues to be appropriate. Management also believes it is probable that the NU system operating companies will recover their investments in long-lived assets, including regulatory assets, through charges to their transmission and distribution customers. These costs will be recovered over a period of time ranging from 7 to 26 years, subject to certain adjustments. The majority for CL&P and WMECO costs will be recovered through a transition charge over a 12-year period. PSNH has three types of stranded costs. Type 1 costs are securitized regulatory assets that are recovered up to a 12-year period. Type 2 costs are ongoing costs consisting of nuclear decommissioning and IPP costs that are recovered as incurred, over the time period PSNH is responsible for those costs. Type 3 costs are nonsecuritized regulatory assets which must be recovered by a recovery end date or be written off. Based on current projections, PSNH expects to fully recover all of its Type 3 costs by the recovery end date as stipulated in the "Agreement to Settle PSNH Restructuring" (Settlement Agreement). In addition, all material regulatory assets are earning a return. The components of the NU system companies' regulatory assets are as follows:

          ------------------------------------------------------------
                                           March 31,    December 31,
          (Millions of Dollars)               2001           2000
          ------------------------------------------------------------
          Recoverable nuclear costs         $1,622.6       $2,565.8
          Buyout and buydown of
            IPP contracts                      977.4            -
          Income taxes, net                    521.1          504.7
          Unrecovered contractual obligations  252.4          255.8
          Recoverable energy costs, net        339.8          332.5
          Other                                317.8          252.0
          ------------------------------------------------------------
          Totals                            $4,031.1       $3,910.8
          ------------------------------------------------------------

     C.  New Accounting Standards

          Derivative Instruments: Effective January 1, 2001, NU adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. All derivative instruments have been identified and recorded at fair value effective January 1, 2001.
          In addition, for those derivative instruments which are hedging an identified risk, NU has designated and documented all hedging relationships anew.

          NU believes that the majority of its nontrading energy and capacity contracts, purchased-power agreements, power sale agreements, and gas and electric retail contracts, qualify for the "normal purchases and sales" exception of the new standard, and therefore are not required to be recognized at fair value. However, NU recorded its electric, oil and gas swap contracts, interest rate swap agreements, and gas and oil futures on its consolidated balance sheets at fair value on January 1, 2001, as these items are derivatives. Certain of these contracts meet specific cash flow hedge accounting criteria; accordingly, changes in the fair value of these contracts were recorded in other comprehensive income on the consolidated balance sheets. For those contracts that do not meet the hedging requirements, the changes in fair value of those contracts were recognized currently in earnings. As explained within Note 4, commodity derivatives that are utilized for trading purposes, are accounted for using the mark-to-market method, under Emerging Issues Task Force (EITF) Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities."

          When the cash flow hedges are entered into at inception, there is a formal documentation of the hedging relationship and NU's risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged transaction, the nature of the risk being hedged, and how the hedging instrument's effectiveness will be assessed. The derivative instrument is marked-to-market as an asset or liability and the effective portion of the cash flow hedge is reported in other comprehensive income. The ineffective portion is reflected in the consolidated statements of income. Recognition of gains and losses on hedge transactions occur during the same time period as the related physical transactions. Derivative contracts which do not have high correlation with the related physical transactions are marked-to-market and recognized in the current period income.

          The effects of adopting SFAS No. 133 were recorded in the first quarter of 2001. Derivative instruments recorded which were not an effective hedge resulted in a cumulative effect of a change in accounting principle which reduced pretax earnings by $37.3 million ($22.4 million on an after-tax basis). Derivative instruments recorded which were an effective cash flow hedge resulted in a positive increase in other comprehensive income of $19.5 million. During the first quarter of 2001, a positive $13.1 million was reclassified from other comprehensive income upon the conclusion of these hedged transactions and recognized in earnings. Cash flows from the hedge contracts are reported in the same category as cash flows from the hedged assets. Other comprehensive income at March 31, 2001, was $4 million relating to hedged transactions and it is estimated that $2.4 million will be reclassified into earnings within the next 12 months.

          These estimates do not include certain long-term energy and capacity contracts which management believes represent "normal purchases and sales." The accounting for these types of contracts is currently being evaluated by the Financial Accounting Standards Board (FASB). Further guidance from the FASB may change management's conclusions regarding these contracts and require them to be accounted for as derivatives. If this additional guidance requires the company to account for these contracts as derivatives, then the change would be reflected as a cumulative effect of accounting change as of the first day of the first fiscal quarter following the cleared guidance.

2.   COMMITMENTS AND CONTINGENCIES

     A.   Restructuring (CL&P, PSNH, WMECO)

          New Hampshire: In January 2001, the New Hampshire Supreme Court upheld a comprehensive restructuring order based on the Settlement Agreement. This order will reduce retail rates by an average of 16 percent and permit PSNH to securitize up to $670 million of stranded costs. Certain parties appealed this order to the state courts where the appellants arguments were rejected. On April 16, 2001, two of the appellants requested a review of the New Hampshire Supreme Court decision by the United States Supreme Court (Court). It is not known whether the Court will agree to accept the appeal and, if accepted, when such a review will take place. Management believes that the appeal to the Court is unlikely to be accepted and it is uncertain what impact, if any, that this review would have on stranded cost recovery if successful.

          In April 2001, the New Hampshire legislature passed a bill that would amend the existing restructuring legislation and materially changed a portion of the Settlement Agreement. The new legislation delays the sale of PSNH's fossil and hydroelectric generation assets to no sooner than 33 months after the day customer choice is implemented in New Hampshire (Competition Day), requires PSNH to supply transition service to residential and small commercial customers until at least 57 months after Competition Day, and requires that transition service be provided at fixed rates for certain classes of customers for the first 33 months.

          The delay in the sale of PSNH's fossil and hydroelectric generation assets should minimize any deferrals caused by the provision for transition service at fixed prices. However, management cannot precisely quantify the impacts of the delay in the sale of PSNH's fossil and hydroelectric generation assets and the extension of transition service at fixed rates on its financial position, including the recovery of certain stranded costs, as well as its results of operations. Although PSNH no longer applies SFAS No. 71 for its generation business, it expects to fully recover all operating costs related to its generation assets, including a return, under the terms of the Settlement Agreement. In addition, PSNH management believes that an adverse impact related to the recovery of certain stranded costs is unlikely.

          Massachusetts: During the first quarter of 2000 WMECO filed its first annual stranded cost reconciliation filing covering the period March 1, 1998 through December 31, 1999. Hearings on this filing were held in early May 2001. On March 30, 2001, WMECO also filed its second annual stranded cost reconciliation with the Massachusetts Department of Telecommunications and Energy for calendar 2000. The cumulative deferral of unrecovered stranded costs for the two filings covering the period March 31, 1998 through December 31, 2000, is approximately $4 million which management believes will be fully recovered in future periods.

     B.   Long-Term Contractual Arrangements (Select Energy)

          Select Energy, Inc. (Select Energy) maintains long-term agreements to purchase energy in the normal course of business as part of its portfolio of resources to meet its actual or expected sales commitments. The aggregate amount of these purchase contracts was $1.79 billion at March 31, 2001. These contracts extend through 2005 as follows (millions of dollars):

          Year
          ----
          2001                $1,076.9
          2002                   365.9
          2003                   275.2
          2004                    41.3
          2005                    28.3
                              --------
          Total               $1,787.6
                              ========

     C.   Nuclear Insurance Contingencies (NU, CL&P, PSNH, WMECO)

          Insurance policies covering the NU system's nuclear facilities have been purchased for the primary cost of repair, replacement or decontamination of utility property, certain extra costs incurred in obtaining replacement power during prolonged accidental outages and the excess cost of repair, replacement or decontamination or premature decommissioning of utility property.

          The NU system is subject to retroactive assessments if losses under those policies exceed the accumulated funds available to the insurer. In connection with the sale of the Millstone units, the maximum potential assessments with respect to those policies have been reduced from the December 31, 2000, amounts to those at March 31, 2001, as follows:

          -----------------------------------------------------------
                                           March 31,    December 31,
          (Millions of Dollars)               2001           2000
          -----------------------------------------------------------
          Primary Property
            Insurance Program                  $2.8          $ 8.2
          Replacement Power Policies           $0.7          $ 4.1
          Excess Property
            Damage Policies                    $3.6          $10.2
          -----------------------------------------------------------

          In addition, if the sum of all claims and costs from any one nuclear incident exceeds the maximum amount of financial protection, the NU system would be subject to an additional 5 percent or $4.2 million liability, in proportion to its ownership interests in each of its nuclear units. Based upon its ownership interests at March 31, 2001 and December 31, 2000, the NU system's maximum liability, including any additional assessments, would be $34.9 million and $271 million, respectively, per incident, of which payments would be limited to $4 million and $30.8 million, respectively, per year.

          NU expects to terminate its remaining nuclear insurance, and thus its potential assessment obligations, upon the divestiture of Seabrook.

3.   NUCLEAR GENERATION ASSETS DIVESTITURE (NU, CL&P, PSNH, WMECO)

     On March 31, 2001, CL&P and WMECO consummated the sale of Millstone 1 and 2 to a subsidiary of Dominion Resources, Inc. (Dominion), Dominion
     Nuclear Connecticut, Inc. (DNCI).   CL&P, PSNH, WMECO, and certain other
     of the joint owners collectively sold 93.47 percent of Millstone 3 to DNCI. This sale included all of the respective joint ownership interests of CL&P, PSNH and WMECO in Millstone 3. The NU system received approximately $1.2 billion of cash proceeds from the sale and has or will apply the proceeds to taxes and reductions of debt and equity at CL&P, PSNH and WMECO. As part of the sale, DNCI assumed responsibility for decommissioning the three Millstone units.

4.   MARKET RISK AND RISK MANAGEMENT INSTRUMENTS (Select Energy, Yankee,
     Yankee Gas)

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

     Commodity Price Risk - Trading Activities: As a market participant in the Northeast area of the United States, Select Energy conducts commodity-trading activities in electricity and its related products, natural gas and oil and therefore experiences net open positions.
     Select Energy manages these open positions with strict policies which limit its exposure to market risk and require daily reporting to management of potential financial exposure. Commodity derivatives utilized for trading purposes are accounted for using the mark-to-market method, under EITF Issue No. 98-10. Under this methodology, these instruments are adjusted to market value, and the unrealized gains and losses are recognized in income in the current period in the consolidated statements of income as operating expenses - other and in the consolidated balance sheets as prepayments and other. The mark-to-market position at March 31, 2001, was a positive $58 million.

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

     As of March 31, 2001, Select Energy has calculated the market price resulting from a 10 percent unfavorable change in forward market prices. That 10 percent change would result in approximately a $5 million decline in the fair value of the Select Energy trading portfolio. In the normal course of business, Select Energy also faces risks that are either nonfinancial or nonquantifiable. Such risks principally include credit risk, which is not reflected in the sensitivity analysis above.

     Commodity Price Risk - Nontrading Activities: Select Energy utilizes derivative financial and commodity instruments (derivatives), including futures and forward contracts, to reduce market risk associated with fluctuations in the price of electricity and natural gas sold under firm commitments with certain customers. Select Energy also utilizes derivatives, including price swap agreements, call and put option contracts, and futures and forward contracts, to manage the market risk associated with a portion of its anticipated supply requirements. These derivative instruments have been designated as cash flow hedging instruments by the company.

     When conducting sensitivity analysis of the change in the fair value of Select Energy's electricity, natural gas and oil nontrading portfolio, which would result from a hypothetical change in the future market price of electricity, natural gas and oil, the fair value of the contracts are determined from models which take into account estimated future market prices of electricity, natural gas and oil, the volatility of the market prices in each period, as well as the time value factors of the underlying commitments. In most instances, market prices and volatility are determined from quoted prices on the futures exchange.

     Select Energy has determined a hypothetical change in the fair value for its nontrading electricity, natural gas and oil contracts, assuming a 10 percent unfavorable change in forward market prices. As of March 31, 2001, an unfavorable 10 percent change in forward market price would have resulted in a decrease in fair value of approximately $23 million.

     The impact of a change in electricity, natural gas and oil prices on Select Energy's nontrading contracts on March 31, 2001, is not necessarily representative of the results that will be realized when these contracts go to eventual physical delivery.

     Select Energy also maintains natural gas service agreements with certain customers to supply gas at fixed prices for terms extending through 2003. Select Energy has hedged its gas supply risk under these agreements through NYMEX contracts. Under these contracts, the purchase price of a specified quantity of gas is effectively fixed over the term of the gas service agreements, which extend through 2002. As of March 31, 2001, the NYMEX contracts had a notional value of $12.8 million and a positive mark-to-market position of $0.3 million.

     Regulated Entities:

     Interest Rate Risk - Nontrading Activities: The company manages its interest rate risk exposure by maintaining a mix of fixed and variable rate debt. In addition, Yankee Energy System, Inc. (Yankee) has entered into an interest rate sensitive derivative. Yankee uses swap instruments with financial institutions to exchange fixed-rate interest obligations to a blend between fixed and variable-rate obligations without exchanging the underlying notional amounts. These instruments convert fixed interest rate obligations to variable rates. The notional amounts parallel the underlying debt levels and are used to measure interest to be paid or received and do not represent the exposure to credit loss.
     As of March 31, 2001, Yankee had outstanding agreements with a total notional value of $48 million and a negative mark-to-market position of $0.4 million.

     Commodity Price Risk - Nontrading Activities: Yankee Gas Services Company (Yankee Gas) maintains a master swap agreement with a certain customer to supply gas at fixed prices for a 10-year term extending through 2005. Under this master swap agreement, the purchase price of a specified quantity of gas is effectively fixed over the term of the gas service agreement, which extends through 2005. As of March 31, 2001, the commodity swap agreement had a notional value of $16.3 million and a positive mark-to-market position of $4.4 million that is included within the $4 million reported for other comprehensive income.

5.   COMPREHENSIVE INCOME (NU, CL&P, PSNH, WMECO)

     The total comprehensive income, which includes all comprehensive income items, for the NU system is as follows:

                                  Three Months Ended March 31,
                                  ----------------------------
                                  2001                    2000
                                  ----                    ----
                                     (Millions of Dollars)

     NU Consolidated             $116.1                  $74.6
     CL&P                          36.9                   46.9
     PSNH                          27.7                   16.1
     WMECO                          2.6                   10.4


     Accumulated other comprehensive income mark-to-market adjustments of NU's qualified cash flow hedging instruments is as follows:

     --------------------------------------------------------------------
     (Millions of Dollars)                                March 31, 2001
     --------------------------------------------------------------------
     Balance at January 1, 2001 (Inception date)               $19.5
                                                               -----
     Hedged transactions recognized into earnings               13.1

     Change in fair value                                        1.6

     Cash flow transactions entered into for the period          0.8
                                                               -----
     Net change associated with the current period
       hedging transactions                                     15.5
     --------------------------------------------------------------------
     Total included in accumulated other
       comprehensive income                                    $ 4.0
     --------------------------------------------------------------------

6.   EARNINGS PER SHARE (NU)

     Earnings per share (EPS) is computed based upon the weighted average number of common shares outstanding during each period. Diluted EPS is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect if certain securities are converted into common stock.

     The following table sets forth the components of basic and diluted EPS:

     --------------------------------------------------------------------
     (Millions of Dollars,                Three Months Ended March 31,
     except share information)              2001                2000
     --------------------------------------------------------------------
     Income after interest charges        $137.3               $79.4
     Preferred dividends
       of subsidiaries                       2.7                 4.8
     --------------------------------------------------------------------
     Income before cumulative effect
       of accounting change               $134.6               $74.6
     Cumulative effect
       of accounting change,
        net of tax benefit                 (22.4)                -
     --------------------------------------------------------------------
     Net income                           $112.2               $74.6
     --------------------------------------------------------------------
     Basic EPS common shares
       outstanding (average)         143,912,698         135,668,372
     Dilutive effect of employee
       stock options                     401,641             561,158
     --------------------------------------------------------------------
     Diluted EPS common shares
       outstanding (average)         144,314,339         136,229,530
     --------------------------------------------------------------------
     Basic and Diluted EPS:
     Income before cumulative effect
       of accounting change                $0.93               $0.55
     Cumulative effect
       of accounting change,
       net of tax benefit                  (0.15)                -
     --------------------------------------------------------------------
     Net income                            $0.78               $0.55
     --------------------------------------------------------------------

7.   SEGMENT INFORMATION (NU)

     The NU system is organized between regulated utilities (electric and gas since March 1, 2000) and competitive energy subsidiaries. The regulated utilities segment represented approximately 77 percent and 89 percent of the NU system's total revenues for the three months ended March 31, 2001 and 2000, respectively, and is comprised of several business units.

     Regulated utilities revenues primarily are derived from residential, commercial and industrial customers and are not dependent on any single customer. The competitive energy subsidiaries segment has two major customers, one unaffiliated company and CL&P. The purchases by these customers represented approximately 15 percent and 27 percent, respectively, of total competitive energy subsidiaries' revenues for the three months ended March 31, 2001. The purchases by these customers represented approximately 19 percent and 40 percent, respectively, of total competitive energy subsidiaries' revenues for the three months ended March 31, 2000.

     The competitive energy subsidiaries segment in the following table includes HEC Inc., a provider of energy management, demand-side management and related consulting services for commercial, industrial and institutional electric companies and electric utility companies; Holyoke Water Power Company, a company engaged in the production and distribution of electric power; Northeast Generation Company, a corporation that acquires and manages generation facilities; Northeast Generation Services Company and its subsidiaries, a corporation that maintains and services any fossil or hydroelectric facility that is acquired or contracted with for fossil or hydroelectric generation services, and; Select Energy, a corporation engaged in the marketing, transportation, storage, and sale of energy commodities, at wholesale, in designated geographical areas and in the marketing of electricity to retail customers.

     Other in the following table includes the results of Mode 1 Communications, Inc. (Mode 1), an investor in a fiber-optic communications network. Mode 1 had a net loss of $2.8 million and $1.3 million for three months ended March 31, 2001 and 2000, respectively. Other also includes the results of the nonenergy related subsidiaries of Yankee. Interest expense included in Other primarily relates to the debt of NU parent. Inter-segment eliminations of revenues and expenses are also included in Other.

-------------------------------------------------------------------------
                     For the Three Months Ended March 31, 2001
-------------------------------------------------------------------------
                                    Competitive   Eliminations
(Millions of   Regulated Utilities    Energy          and
  Dollars)      Electric    Gas    Subsidiaries      Other      Total
-------------------------------------------------------------------------
Operating
  revenues    $ 1,218.0   $174.7      $636.7     $  (228.9)  $ 1,800.5
Operating
  expenses     (1,142.3)  (153.4)     (630.3)        240.7    (1,685.3)
-------------------------------------------------------------------------
Operating
  income           75.7     21.3         6.4          11.8       115.2
Other
  income/
  (loss)           42.6     (0.8)        1.8          45.7        89.3
Interest
  expense         (41.9)    (3.4)      (12.4)         (9.5)      (67.2)
Preferred
  dividends        (2.7)      -           -            -          (2.7)
-------------------------------------------------------------------------
Income/(loss)
  before
  cumulative
  effect of
  accounting
  change           73.7     17.1        (4.2)         48.0       134.6
Cumulative
  effect of
  accounting
  change,
  net of
  tax benefit       -        -         (22.0)         (0.4)      (22.4)
-------------------------------------------------------------------------
Net income/
  (loss)      $    73.7  $ 17.1       $(26.2)    $    47.6   $   112.2
-------------------------------------------------------------------------
Total assets  $11,129.2  $893.4       $691.0     $(1,467.7)  $11,245.9
-------------------------------------------------------------------------


-------------------------------------------------------------------------
                    For the Three Months Ended March 31, 2000
-------------------------------------------------------------------------
                                    Competitive   Eliminations
(Millions of   Regulated Utilities    Energy          and
  Dollars)      Electric    Gas    Subsidiaries      Other      Total
-------------------------------------------------------------------------
Operating
  revenues     $1,203.1   $ 32.8      $418.6      $ (272.2)  $ 1,382.3
Operating
  expenses     (1,075.2)   (27.9)     (409.8)        266.0    (1,246.9)
-------------------------------------------------------------------------
Operating
  income/
  (loss)          127.9      4.9         8.8          (6.2)      135.4
Other
  income/
  (loss)           10.8     (0.5)        0.9          (1.0)       10.2
Interest
  expense         (52.8)    (1.3)       (6.0)         (6.1)      (66.2)
Preferred
  dividends        (4.8)      -           -            -          (4.8)
-------------------------------------------------------------------------
Net income/
  (loss)       $   81.1   $  3.1      $  3.7       $ (13.3)  $    74.6
-------------------------------------------------------------------------
Total assets   $9,393.8   $873.2      $633.4       $(683.3)  $10,217.1
-------------------------------------------------------------------------

                         PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

1.   Sale of Millstone to Dominion Nuclear Connecticut, Inc.

On February 20, 2001, the Connecticut Coalition Against Millstone (CCAM) filed in Connecticut Superior Court an appeal of the Connecticut Department of Public Utility Control's (DPUC) decision approving the sale of Millstone to Dominion. The CCAM alleged that the final decision violates the Connecticut general statutes on multiple grounds, and asked that the DPUC's approval be stayed and the decision be reversed and vacated. On March 26, 2001, the DPUC dismissed the CCAM's appeal and the sale transaction closed on March 31, 2001.

For more information regarding the sale of the Millstone units, see "Item 1. Business - Rates and Electric Industry Restructuring" and "Nuclear Generation" and "Item 3. Legal Proceedings" in NU's 2000 Annual Report on Form 10-K and current report on Form 8-K dated March 30, 2001.

2.  Consolidated Edison, Inc./Northeast Utilities - Merger Litigation

On March 5, 2001, Consolidated Edison, Inc. (Con Edison) advised NU that it was not willing to close its merger with NU on the agreed terms. NU notified Con Edison that it was treating its refusal to proceed on the terms set forth in the merger agreement as a repudiation and breach of the merger agreement between the two companies, and that NU would file suit to obtain the benefits of the transaction as negotiated for NU shareholders. On March 6, 2001, Con Edison filed suit in the U.S. District Court for the Southern District of New York (Southern District), seeking a declaratory judgment that Con Edison had been relieved of its obligation to proceed with the merger due to, among other things, NU's asserted failure to perform all of its obligations under the merger agreement and the alleged occurrence of a "Material Adverse Change," as defined in the merger agreement. On March 12, 2001, NU filed suit against Con Edison in the Southern District seeking damages in excess of $1 billion arising from Con Edison's breach of the merger agreement.

On April 5, 2001, NU filed its answer to Con Edison's complaint in the Southern District, denying all of the material allegations of the complaint and asserting as an affirmative defense that Con Edison had materially breached its obligations under the merger agreement. On April 16, 2001, Con Edison filed its answer to NU's complaint, denying the material allegations of the NU complaint and asserting affirmative defenses. The court has entered a scheduling order which contemplates that a jury trial of the parties' claims will commence on or after May 3, 2002. NU cannot predict the outcome of this matter, nor its effect on NU.

Management believes that the overwhelming reason for a 28.3 percent decline in NU's share price, to $17.38 per share, at the end of the first quarter of 2001, from $24.25 per share at year end, was Con Edison's refusal to consummate the merger agreement.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

CL&P. In a written Consent in Lieu of a Special Meeting of Stockholders of CL&P (Consent) dated March 15, 2001, stockholders voted to sell the company's ownership interest in the Millstone Nuclear Power Station (Millstone) pursuant to that certain Purchase and Sale Agreement dated August 7, 2000 (Agreement) by and among the company, other owners of Millstone and the buyer, Dominion Resources, Inc. (Buyer), in consideration of the total purchase price of $1.298 billion, subject to adjustment as provided in the Agreement. The vote authorizing the sale was 7,584,884 shares in favor, representing 100 percent of the issued and outstanding shares of common stock of CL&P.

PSNH. In a written Consent in Lieu of a Special Meeting of Stockholders of PSNH (Consent) dated March 15, 2001, stockholders voted to sell the company's ownership interest in the Millstone Nuclear Power Station (Millstone) pursuant to that certain Purchase and Sale Agreement dated August 7, 2000 (Agreement) by and among the company, other owners of Millstone and the buyer, Dominion Resources, Inc. (Buyer), in consideration of the total purchase price of $1.298 billion, subject to adjustment as provided in the Agreement. The vote authorizing the sale was 1,000 shares in favor, representing 100 percent of the issued and outstanding shares of common stock of PSNH.

WMECO. In a written Consent in Lieu of a Special Meeting of Stockholders of WMECO (Consent) dated March 15, 2001, stockholders voted to sell the company's ownership interest in the Millstone Nuclear Power Station (Millstone) pursuant to that certain Purchase and Sale Agreement dated August 7, 2000 (Agreement) by and among the company, other owners of Millstone and the buyer, Dominion Resources, Inc. (Buyer), in consideration of the total purchase price of $1.298 billion, subject to adjustment as provided in the Agreement. The vote authorizing the sale was 590,093 shares in favor, representing 100 percent of the issued and outstanding shares of common stock of WMECO.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Listing of Exhibits

     Exhibit No.    Description
     -----------    -----------

          15        Arthur Andersen LLP Letter Regarding Unaudited
                    Financial Information

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

     NU and CL&P filed current reports on Form 8-K dated March 30, 2001, disclosing:

     o The closing on the sale of $1.44 billion of rate reduction bonds through CL&P's subsidiary, CL&P Funding LLC (CL&P Funding).

     o The closing on the sale of substantially all of the Millstone units to Dominion.

     WMECO filed a current report on Form 8-K dated March 30, 2001, disclosing:

     o The closing on the sale of substantially all of the Millstone units to Dominion.

     CL&P Funding filed a current report on Form 8-K dated March 30, 2001, disclosing:

     o   The closing on the sale of $1.44 billion of rate reduction bonds.

     NU, CL&P and WMECO filed current reports on Form 8-K dated April 11, 2001, disclosing:

     o NU's news release announcing the retirement of $830 million of public debt and preferred securities.

     NU filed a current report on Form 8-K dated April 24, 2001, disclosing:

     o   NU's earnings press release for the first quarter of 2001.

     NU, PSNH and PSNH Funding LLC (PSNH Funding) filed current reports on Form 8-K dated April 25, 2001, disclosing:

     o The closing on the sale of $525.4 million of rate reduction bonds through PSNH's subsidiary, PSNH Funding.



                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        NORTHEAST UTILITIES
                                        -------------------
                                             Registrant



Date:  May 10, 2001            By  /s/ John H. Forsgren
       ------------                ---------------------------------
                                       John H. Forsgren
                                       Executive Vice President
                                       and Chief Financial Officer


Date:  May 10, 2001            By  /s/ John J. Roman
       ------------                ---------------------------------
                                       John J. Roman
                                       Vice President and Controller




                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                              THE CONNECTICUT LIGHT AND POWER COMPANY
                              ---------------------------------------
                                            Registrant



Date:  May 10, 2001            By  /s/ Randy A. Shoop
       ------------                ---------------------------------
                                       Randy A. Shoop
                                       Treasurer



Date:  May 10, 2001            By  /s/ John P. Stack
       ------------                ---------------------------------
                                       John P. Stack
                                       Controller




                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                              PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
                              ---------------------------------------
                                             Registrant



Date:  May 10, 2001            By  /s/ David R. McHale
       ------------                -----------------------------------
                                       David R. McHale
                                       Vice President and Treasurer



Date:  May 10, 2001            By  /s/ John J. Roman
       ------------                -----------------------------------
                                       John J. Roman
                                       Vice President and Controller




                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                WESTERN MASSACHUSETTS ELECTRIC COMPANY
                                --------------------------------------
                                              Registrant



Date:  May 10, 2001            By  /s/ David R. McHale
       ------------                -----------------------------------
                                       David R. McHale
                                       Vice President and Treasurer



Date:  May 10, 2001            By  /s/ John J. Roman
       ------------                -----------------------------------
                                       John J. Roman
                                       Vice President and Controller