Form 10-Q
period 2001-06-30
NORTHEAST UTILITIES SYSTEM
filed 2001-08-10
CIK 72741

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549-1004

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2001

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

                      Yes  X             No
                          ---               ---

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

Company - Class of Stock                       Outstanding at July 31, 2001
------------------------                       ----------------------------
Northeast Utilities
Common shares, $5.00 par value                 133,892,185 shares

The Connecticut Light and Power Company
Common stock, $10.00 par value                 7,584,884 shares

Public Service Company of New Hampshire
Common stock, $1.00 par value                  388 shares

Western Massachusetts Electric Company
Common stock, $25.00 par value                 509,696 shares



                           GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report:

COMPANIES

CL&P.......................... The Connecticut Light and Power Company
NAEC.......................... North Atlantic Energy Corporation
NU............................ Northeast Utilities
NU system..................... The Northeast Utilities system companies, including NU and its wholly owned operating
                               subsidiaries:  CL&P, PSNH, WMECO, NAEC,
                               and Yankee Gas
PSNH.......................... Public Service Company of New Hampshire
Select Energy................. Select Energy, Inc.
WMECO......................... Western Massachusetts Electric Company
Yankee........................ Yankee Energy System, Inc.
Yankee Gas.................... Yankee Gas Services Company

NUCLEAR UNIT

Seabrook...................... Seabrook Unit No. 1, a 1,148 megawatt nuclear electric generating unit completed in 1986; Seabrook went into service in 1990.

REGULATORS

DPUC.......................... Connecticut Department of Public Utility Control
FERC.......................... Federal Energy Regulatory Commission

OTHER

EPS........................... Earnings per share
FASB.......................... Financial Accounting Standards Board
NU 2000 Form 10-K............. The NU system combined 2000 Form 10-K as filed with the Securities and Exchange Commission
O&M........................... Operation and maintenance
SFAS.......................... Statement of Financial Accounting Standards



                 Northeast Utilities and Subsidiaries
       The Connecticut Light and Power Company and Subsidiaries
       Public Service Company of New Hampshire and Subsidiaries
         Western Massachusetts Electric Company and Subsidiary


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

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations

          For the following companies:

          Northeast Utilities and Subsidiaries

               Consolidated Balance Sheets -
               June 30, 2001 and December 31, 2000.....................    2

               Consolidated Statements of Income -
               Three Months and Six Months Ended
               June 30, 2001 and 2000..................................    4

               Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 2001 and 2000.................    5

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations...........    6

               Report of Independent Public Accountants................   18

          The Connecticut Light and Power Company
          and Subsidiaries

               Consolidated Balance Sheets -
               June 30, 2001 and December 31, 2000.....................   20

               Consolidated Statements of Income -
               Three Months and Six Months Ended
               June 30, 2001 and 2000..................................   22

               Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 2001 and 2000.................   23

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations...........   24

          Public Service Company of New Hampshire
          and Subsidiaries

               Consolidated Balance Sheets -
               June 30, 2001 and December 31, 2000.....................   30

               Consolidated Statements of Income -
               Three Months and Six Months Ended
               June 30, 2001 and 2000..................................   32

               Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 2001 and 2000.................   33

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations...........   34

          Western Massachusetts Electric Company and Subsidiary

               Consolidated Balance Sheets -
               June 30, 2001 and December 31, 2000.....................   38

               Consolidated Statements of Income -
               Three Months and Six Months Ended
               June 30, 2001 and 2000..................................   40

               Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 2001 and 2000.................   41

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations...........   42

          Notes to Financial Statements
          (unaudited - all companies)..................................   46

Part II.  Other Information

          Item 1.   Legal Proceedings..................................   58

          Item 4.   Submission of Matters to a Vote
                    of Security Holders................................   60

          Item 6.   Exhibits and Reports on Form 8-K...................   61

Signatures.............................................................   63




NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                             June 30,
                                                               2001          December 31,
                                                           (Unaudited)           2000
                                                         ----------------  ----------------
                                                               (Thousands of Dollars)
ASSETS
------

Utility Plant, at Cost:
  Electric...............................................$    5,988,999    $    9,370,176
  Gas and other...........................................      863,859           861,727
                                                         ----------------  ----------------
                                                              6,852,858        10,231,903
     Less: Accumulated provision for depreciation.........    3,435,530         7,041,279
                                                         ----------------  ----------------
                                                              3,417,328         3,190,624
  Construction work in progress...........................      222,884           228,330
  Nuclear fuel, net.......................................       26,038           128,261
                                                         ----------------  ----------------
     Total net utility plant..............................    3,666,250         3,547,215
                                                         ----------------  ----------------
Other Property and Investments:
  Nuclear decommissioning trusts, at market...............       59,903           740,058
  Investments in regional nuclear generating
   companies, at equity...................................       59,442            62,477
  Other, at cost..........................................      192,345           137,291
                                                         ----------------  ----------------
                                                                311,690           939,826
                                                         ----------------  ----------------
Current Assets:
  Cash and cash equivalents...............................      197,646           200,017
  Investments in securitizable assets.....................       40,599            98,146
  Receivables, net........................................      784,053           472,863
  Unbilled revenues.......................................       85,909           121,090
  Fuel, materials and supplies, at average cost...........      102,583           163,711
  Prepayments and other...................................      178,269            94,528
                                                         ----------------  ----------------
                                                              1,389,059         1,150,355
                                                         ----------------  ----------------
Deferred Charges:
  Regulatory assets ......................................    4,077,781         3,910,801
  Goodwill and other purchased intangible assets, net.....      325,846           324,389
  Unamortized debt expense, net...........................       25,632            33,475
  Prepaid pensions........................................      190,145           139,546
  Other ..................................................      174,305           171,542
                                                         ----------------  ----------------
                                                              4,793,709         4,579,753
                                                         ----------------  ----------------

Total Assets.............................................$   10,160,708    $   10,217,149
                                                         ================  ================

The accompanying notes are an integral part of these financial statements.



NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                             June 30,
                                                               2001         December 31,
                                                           (Unaudited)           2000
                                                         ----------------  ----------------
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common shareholders' equity:
    Common shares, $5 par value - authorized
     225,000,000 shares; 148,888,790 shares issued and
     133,864,193 shares outstanding in 2001 and
     148,781,861 shares issued and 143,820,405 shares
     outstanding in 2000.................................$      744,444    $      693,345
    Capital surplus, paid in..............................      902,562           927,059
    Temporary equity from stock forward...................         -              215,000
    Deferred contribution plan - employee stock
      ownership plan......................................     (108,122)         (114,463)
    Retained earnings.....................................      610,248           495,873
    Accumulated other comprehensive income................      (26,470)            1,769
                                                         ----------------  ----------------
           Total common shareholders' equity..............    2,122,662         2,218,583
  Preferred stock.........................................      116,200           151,200
  Long-term debt..........................................    1,930,142         2,029,593
                                                         ----------------  ----------------
           Total capitalization...........................    4,169,004         4,399,376
                                                         ----------------  ----------------
Rate Reduction Bonds......................................    2,118,400              -
                                                         ----------------  ----------------
Minority Interest in Consolidated Subsidiary..............         -              100,000
                                                         ----------------  ----------------
Obligations Under Capital Leases..........................       17,180            47,234
                                                         ----------------  ----------------
Current Liabilities:
  Notes payable to banks..................................      455,400         1,309,977
  Long-term debt and preferred stock - current portion....       24,365           340,041
  Obligations under capital leases - current portion......          931           112,645
  Accounts payable........................................      685,485           538,983
  Accrued taxes...........................................       83,032            54,088
  Accrued interest........................................       55,899            41,131
  Other...................................................      120,409           144,931
                                                         ----------------  ----------------
                                                              1,425,521         2,541,796
                                                         ----------------  ----------------

Deferred Credits and Other Long-Term Liabilities:
  Accumulated deferred income taxes.......................    1,447,536         1,585,494
  Accumulated deferred investment tax credits.............      126,422           153,155
  Decommissioning obligation - Millstone 1................         -              692,560
  Deferred contractual obligations........................      228,701           244,608
  Other...................................................      627,944           452,926
                                                         ----------------  ----------------
                                                              2,430,603         3,128,743
                                                         ----------------  ----------------

Commitments and Contingencies (Note 2)

Total Capitalization and Liabilities.....................$   10,160,708    $   10,217,149
                                                         ================  ================

The accompanying notes are an integral part of these financial statements.




NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                            Three Months Ended             Six Months Ended
                                                                 June 30,                       June 30,
                                                      ---------------------------------------------------------------
                                                           2001           2000            2001           2000
                                                      -------------- --------------  -------------- --------------
                                                      (Thousands of Dollars, except share information)
Operating Revenues....................................$  1,583,294   $  1,414,973    $  3,383,838   $  2,797,294
                                                      -------------- --------------  -------------- --------------
Operating Expenses:
  Operation -
     Fuel, purchased and net interchange power.........  1,009,877        795,089       2,140,717      1,563,461
     Other.............................................    189,014        214,036         407,942        415,497
  Maintenance..........................................     59,738         70,722         148,419        121,490
  Depreciation.........................................     49,891         58,946         110,520        119,338
  Amortization of regulatory assets, net...............     86,098         68,318         805,954        113,450
  Federal and state income taxes.......................     46,801         47,445          91,182        109,870
  Taxes other than income taxes........................     55,204         61,325         131,091        119,687
  Gain on sale of utility plant........................        -              -          (653,872)           -
                                                      -------------- --------------  -------------- --------------
       Total operating expenses........................  1,496,623      1,315,881       3,181,953      2,562,793
                                                      -------------- --------------  -------------- --------------
Operating Income.......................................     86,671         99,092         201,885        234,501
                                                      -------------- --------------  -------------- --------------

Other Income/(Loss):
  Gain related to Millstone sale.......................        -              -           202,159            -
  Gain/(loss) on share repurchase contracts............      8,049            -           (35,394)           -
  Nuclear related costs................................        -          (15,572)            -          (18,373)
  Other, net...........................................      7,673         (8,362)          6,155         (3,213)
  Income taxes.........................................     18,321         21,119         (49,597)        28,955
                                                      -------------- --------------  -------------- --------------
       Other income/(loss), net........................     34,043         (2,815)        123,323          7,369
                                                      -------------- --------------  -------------- --------------
       Income before interest charges..................    120,714         96,277         325,208        241,870
                                                      -------------- --------------  -------------- --------------
Interest Charges:
  Interest on long-term debt...........................     62,063         52,300         105,731        108,184
  Other interest.......................................      9,482         27,858          33,009         38,222
                                                      -------------- --------------  -------------- --------------
       Interest charges, net...........................     71,545         80,158         138,740        146,406
                                                      -------------- --------------  -------------- --------------
       Income after interest charges...................     49,169         16,119         186,468         95,464

Preferred Dividends of Subsidiaries....................      2,437          3,913           5,141          8,671
                                                      -------------- --------------  -------------- --------------
       Income before cumulative effect of
         accounting change.............................     46,732         12,206         181,327         86,793
Cumulative effect of accounting change,
  net of tax benefit of $14,908........................        -              -           (22,432)           -
                                                      -------------- --------------  -------------- --------------
Net Income............................................$     46,732   $     12,206    $    158,895   $     86,793
                                                      ============== ==============  ============== ==============

Basic Earnings Per Common Share:
  Income before cumulative effect of
    accounting change.................................$       0.35   $       0.09    $      $1.30   $      $0.62
  Cumulative effect of accounting change,
    net of tax benefit.................................        -              -             (0.16)           -
                                                      -------------- --------------  -------------- --------------
Basic Earnings per Common Share.......................$       0.35   $       0.09    $       1.14   $       0.62
                                                      ============== ==============  ============== ==============

Fully Diluted Earnings Per Common Share:
  Income before cumulative effect of
    accounting change.................................$       0.35   $       0.08    $       1.30   $      $0.62
  Cumulative effect of accounting change,
    net of tax benefit................................         -              -             (0.16)           -
                                                      -------------- --------------  -------------- --------------
Fully Diluted Earnings Per Common Share...............$       0.35   $       0.08    $       1.14   $       0.62
                                                      ============== ==============  ============== ==============
Basic Common Shares Outstanding (average)............. 133,908,739    143,284,493     138,910,719    139,476,432
                                                      ============== ==============  ============== ==============
Fully Diluted Common Shares Outstanding (average)......134,149,873    143,907,964     139,256,968    140,055,610
                                                      ============== ==============  ============== ==============

The accompanying notes are an integral part of these financial statements.



NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                  Six Months Ended
                                                                      June 30,
                                                              ------------------------
                                                                  2001         2000
                                                              ------------ -----------
                                                               (Thousands of Dollars)
Operating Activities:
  Income after interest charges.............................. $   186,468  $   95,464
  Adjustments to reconcile to net cash flows
   provided by operating activities:
    Depreciation.............................................     110,520     119,338
    Deferred income taxes and investment tax credits, net....    (120,505)    (18,035)
    Amortization of regulatory assets, net...................     805,954     113,450
    Net deferral of recoverable energy costs.................     (19,051)     (1,435)
    Gain on sale of utility plant............................    (678,884)       -
    Cumulative effect of accounting change...................     (22,432)       -
    Net other (uses)/sources of cash.........................      (1,353)     26,903
  Changes in working capital:
    Receivables and unbilled revenues, net...................    (276,009)    (87,260)
    Fuel, materials and supplies.............................      61,128       4,595
    Accounts payable.........................................     146,502     179,674
    Accrued taxes............................................      28,944     (39,305)
    Investments in securitizable assets......................      57,547      41,691
    Other working capital (excludes cash)....................     (63,509)   (167,876)
                                                              ------------ -----------
Net cash flows provided by operating activities..............     215,320     267,204
                                                              ------------ -----------
Investing Activities:
  Investments in plant:
    Electric, gas and other utility plant....................    (214,227)   (137,143)
    Nuclear fuel.............................................      (1,092)    (28,983)
                                                              ------------ -----------
  Net cash flows used for investments in plant...............    (215,319)   (166,126)
  Investments in nuclear decommissioning trusts..............    (122,456)    (32,911)
  Net proceeds from the sale of utility plant................   1,035,135        -
  Buyout/buydown of IPP contracts............................  (1,128,502)       -
  Other investment activities, net...........................     (52,019)    (25,696)
  Payment for the purchase of Yankee, net of cash acquired...       -        (260,347)
                                                              ------------ -----------
Net cash flows used in investing activities..................    (483,161)   (485,080)
                                                              ------------ -----------
Financing Activities:
  Issuance of common shares..................................       1,725       2,456
  Repurchase of common shares................................    (219,237)       -
  Issuance of long-term debt.................................     268,145      26,477
  Issuance of rate reduction bonds...........................   2,118,400        -
  Net (decrease)/increase in short-term debt.................    (854,577)    756,000
  Reacquisitions and retirements of long-term debt...........    (658,457)   (357,227)
  Reacquisitions and retirements of preferred stock..........     (60,868)   (126,039)
  Retirement of monthly income preferred securities..........    (100,000)       -
  Retirement of capital lease obligation.....................    (180,000)       -
  Cash dividends on preferred stock..........................      (5,141)     (8,671)
  Cash dividends on common shares............................     (44,520)    (28,638)
                                                              ------------ -----------
Net cash flows provided by financing activities..............     265,470     264,358
                                                              ------------ -----------
Net (decrease)/increase in cash and cash equivalents.........      (2,371)     46,482
Cash and cash equivalents - beginning of period..............     200,017     255,154
                                                              ------------ -----------
Cash and cash equivalents - end of period.................... $   197,646  $  301,636
                                                              ============ ===========

Supplemental schedule of noncash investing and financing activities:

In conjunction with the Yankee acquisition on March 1, 2000, common stock was issued and debt was assumed as follows:

Fair value of assets acquired, net of liabilities assumed                  $  712,484
Cash paid                                                                    (261,370)
NU common stock issued                                                       (217,114)
                                                                           -----------
                                                                           $  234,000
                                                                           ===========

The accompanying notes are an integral part of these financial statements.




                 NORTHEAST UTILITIES AND SUBSIDIARIES

                Management's Discussion and Analysis of
             Financial Condition and Results of Operations


This discussion should be read in conjunction with the consolidated financial statements and footnotes in this Form 10-Q, the First Quarter 2001 Form 10-Q, current reports on Form 8-K dated April 11, 2001, April 24, 2001, April 25, 2001, May 17, 2001, June 28, 2001, July 10, 2001, and July 24, 200l, and the
2000 Form 10-K.

FINANCIAL CONDITION

Overview

Northeast Utilities (NU) reported second quarter 2001 earnings of $46.7 million, or $0.35 per share on a fully diluted basis, compared with earnings of $12.2 million, or $0.08 per share on a fully diluted basis, for the same period of 2000. Second quarter 2001 results included an after-tax gain of $8 million, or $0.06 per share, as a result of the closing out of certain equity forward purchase arrangements for 10.1 million NU common shares in April 2001, at a share price of $18.30.

Including the effects related to the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, NU reported earnings of $158.9 million, or $1.14 per share, for the six months ended June 30, 2001, compared with earnings of $86.8 million, or $0.62 per share, for the six months ended June 30, 2000. Excluding the effect of the adoption of SFAS No. 133, NU earned $181.3 million, or $1.30 per share, for the six months ended June 30, 2001.

The marked improvement in NU's second quarter earnings in 2001 resulted from better results at NU's competitive energy subsidiaries and the absence of write-offs related to the settlement of litigation. In the second quarter of 2001, NU's competitive energy subsidiaries earned $13.6 million, or $0.10 per share, compared with essentially break-even results for the same period of 2000. Also, second quarter 2000 results included after-tax charges of $8.1 million, or $0.06 per share, associated with the settlement of litigation related to the Millstone nuclear units, which NU sold to Dominion Resources, Inc. (Dominion) on March 31, 2001.

NU's results in the first half of 2001 were aided considerably by the sale of Millstone to Dominion. In the first quarter of 2001, NU received approximately $1.2 billion as a result of the sale and recorded a gain and a corresponding amount of amortization expense in the amount of $653.9 million for the portion of the total gain related to The Connecticut Light and Power Company (CL&P) and Western Massachusetts Electric Company (WMECO). The majority of the $1.2 billion of cash proceeds was received by CL&P and WMECO. NU also recognized an after-tax gain of $124.8 million, or $0.87 per share, related to the sale of the Millstone 3 interests of Public Service Company of New Hampshire (PSNH) and several unaffiliated owners and not to the Millstone interests of CL&P and WMECO.

The aforementioned $8 million after-tax gain NU recorded in the second quarter of 2001, related to the equity forward purchase arrangements, offset a portion of a $43.4 million, or $0.30 per share, after-tax charge in the first quarter of 2001, related to the same forward purchase arrangements. As a result, NU's net after-tax charge in the first half of 2001, related to these forward purchase arrangements amounted to $35.4 million, or $0.24 per share. NU contracted with certain financial institutions to purchase these shares prior to NU's March 1, 2000, merger with Yankee Energy System, Inc. (Yankee). The shares were purchased at an average share price of $21.26. Effective January 1, 2001, the accounting for the forward purchase arrangements was revised requiring NU to treat the arrangements as derivative instruments and mark them to market. As a result of the company's actions to close out these forward purchase arrangements, no further gains or losses are anticipated.

In the first half of 2001, NU had increased electric sales, a reduced number of outstanding shares, lower interest and preferred dividend costs and a full six months of Yankee earnings, compared to four months in 2001. Regulated retail electric sales increased by 3.1 percent in the second quarter of 2001, as compared to the same period of 2000 and increased by 2.2 percent over the first six months of 2001, as compared to the same period of 2000.

NU currently projects operating earnings of between $1.35 per share and $1.50 per share in 2001. That estimate excludes nonrecurring items.
That range is lower than the $1.40 per share to $1.60 per share NU had previously projected. The lower earnings range reflects the delay in the timing of additional share repurchases. As a result, NU now projects a higher than previously estimated average share count for 2001, resulting in a lower earnings per share estimate for the year. In July 2001, the NU Board of Trustees authorized the repurchase of up to 15 million additional NU common shares by July 1, 2003. This is above and beyond the shares represented by the aforementioned 10.1 million equity forward purchase arrangements and the 217,400 NU common shares repurchased in June 2001. Subsequent to June 2001, no additional NU common shares have been repurchased.

Liquidity

NU's liquidity was strengthened considerably by the receipt of approximately $3.3 billion of cash proceeds in the first half of 2001 from the Millstone sale (approximately $1.2 billion) and the securitization of stranded costs (approximately $2.1 billion). On April 25, 2001, PSNH issued $525 million of rate reduction bonds and on May 17, 2001, WMECO issued $155 million of rate reduction certificates. Previously, at the end of the first quarter of 2001, the NU system received, in excess of, $2.6 billion of cash proceeds from the Millstone sale and CL&P securitization.

The NU system utilized most of the proceeds from these transactions by the end of the second quarter of 2001. Approximately $1.1 billion was used to buyout or buydown 16 high-cost, long-term purchased-power contracts CL&P and WMECO had with certain independent power producers. CL&P and WMECO used another $180 million to repay their respective obligations under the Niantic Bay Fuel Trust. CL&P used $100 million to repay the notes associated with its monthly income preferred securities and also used a portion of the proceeds to repay all but $199 million of its first mortgage bonds. Combined, PSNH and WMECO used $60.9 million of the proceeds to repay the last of their preferred stock and WMECO used $100 million to repay all of its first mortgage bonds and extinguish its mortgage indenture. As a result of WMECO repaying its first mortgage bonds, Fitch upgraded WMECO's unsecured debt ratings on July 9, 2001, to BBB+ from BBB.

PSNH used most of its rate reduction bond proceeds to buydown its power contracts with North Atlantic Energy Corporation (NAEC). In turn, NAEC repaid all $135 million of its outstanding first mortgage bonds and more than half of its outstanding bank debt.

Together, CL&P, PSNH, WMECO, and NAEC, returned approximately $436 million to the parent company in the first half of 2001 either in the form of dividends or subsidiary stock repurchases. The parent company used $215 million of that amount to repurchase 10.1 million NU common shares under the aforementioned forward purchase arrangements and another $4.2 million to buy back 217,400 additional NU common shares in June 2001. In June 2001, NU also purchased $15 million of 18 percent convertible subordinated notes of NEON Communications, Inc., due in 2008.

As of June 30, 2001, the parent company had approximately $205 million of cash in the NU system Money Pool. Management plans to use that cash for either new investments or the repurchase of additional shares.

Primarily as a result of the cash held by the parent company and another $177 million held by CL&P as of June 30, 2001, NU, CL&P, WMECO, and Yankee Gas Services Company (Yankee Gas) had no borrowings outstanding under their aggregate $710 million of lines of credit as of June 30, 2001.

On June 28, 2001, NU's Board of Trustees declared a quarterly dividend of $0.125 per share, payable on September 28, 2001, to shareholders of record as of September 1, 2001, an increase of 25 percent from a quarterly dividend of $0.10 per share declared in the previous six quarters.

Competitive Energy Subsidiaries

NU's competitive energy subsidiaries engage in a variety of energy-related activities, primarily in the competitive energy retail and wholesale commodity, marketing and services fields. In addition, these subsidiaries own and manage 1,481 megawatts (MW) of capacity, as well as provide services to the electric generation market and large commercial and industrial customers in the Northeast.

NU's competitive energy subsidiaries earned $9.4 million before the cumulative effect of an accounting change related to the adoption of SFAS No. 133 for the six months ended June 30, 2001, compared with earnings of $3.5 million for the six months ended June 30, 2000. Unconsolidated revenues for the competitive energy subsidiaries were $1.3 billion for the six months ended June 30, 2001, compared with $881.7 million for the six months ended June 30, 2000. The increased revenues are the result of sales growth and higher energy prices. CL&P's standard offer purchases from Select Energy, Inc. (Select Energy) represented $326.7 million of the total competitive energy subsidiaries' revenues for the six months ended June 30, 2001, compared with $318.5 million for the six months ended June 30, 2000. These amounts are eliminated in consolidation.

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

The competitive energy subsidiaries manage their portfolio of contracts and assets to maximize value and minimize associated risks. The length of contracts to buy and sell energy vary in duration from daily/hourly to several years. At any point in time, the portfolio may be long (purchases exceed sales) or short (sales exceed purchases). Portfolio and risk management disciplines are used to manage exposures to market risks. Policies and procedures have been established to manage these risks. At market spot prices in effect at June 30, 2001, the portfolio had a negative mark-to-market position. There is significant volatility in the energy commodities market, and for certain of the energy products and contracts there has been limited liquidity. Management does not believe the ultimate settlement through physical delivery of its energy portfolio will result in realization of this negative mark-to-market position. The negative mark-to-market position at June 30, 2001, has declined since December 31, 2000, due to the decline in energy prices in the region and new transactions entered into during the first six months of 2001.

The servicing of CL&P's standard offer load was one such risk for Select Energy, as this contract is for a 4-year period ending
December 31, 2003, at fixed prices. Select Energy has contracted to acquire the vast majority of the energy supplies it expects to need in 2002 and 2003 to serve its current power supply obligations, including CL&P's standard offer load. Recently, given the sharp reduction in energy prices, Select Energy has acquired significant additional resources within its target price range. As a result, management considers Select Energy's energy supply book to be satisfactorily hedged for both 2002 and 2003.

Select Energy also engages in the trading of commodity derivatives, which are accounted for using the mark-to-market method under Emerging Issues Task Force (EITF) Issue No. 98-10, "Accounting for Energy
Trading and Risk Management Activities." All other nontrading transactions are recognized when settled.

For further information see Note 3, "Market Risk and Risk Management Instruments," and Note 4, "Comprehensive Income," to the consolidated financial statements.

Business Development

On June 28, 2001, NU announced four preliminary proposals to enhance the high-voltage electric transmission grid around southwest Connecticut. Each of these preliminary proposals is subject to the approval by various federal and state regulatory agencies. One proposal would involve the replacement of an underwater 138,000 volt electric cable between Norwalk, Connecticut and Northport, Long Island. That project would cost approximately $80 million and would be jointly sponsored by the Long Island Power Authority, which will have a 50 percent interest in the new cable. A second project involves the construction of a 20-mile, 345,000 volt transmission line along an existing CL&P right-of-way between Bethel, Connecticut and Norwalk, Connecticut, estimated to cost approximately $120 million.
If approved, the construction of these two projects would begin in 2002. A third project involves the construction of a 65-mile, 345,000 volt transmission line from Middlefield, Connecticut to Norwalk, Connecticut, estimated to cost approximately $400 million. This project would likely begin around the time the Bethel/Norwalk project is completed. Finally, a new NU transmission subsidiary would build a 30-mile, 300,000 volt direct current cable from Norwalk, Connecticut to Hempstead Harbor, Long Island. Construction is estimated to begin in late 2002 and end in 2004. No cost estimate has yet been made for that project.

Restructuring and Rate Matters

Connecticut - CL&P: The Connecticut Department of Public Utility
Control (DPUC) issued an interim order effective March 1, 2001, directing CL&P to pay down stranded costs using 50 percent of all earnings in excess of an 11.3 percent return on equity.

On June 20, 2001, the DPUC issued a final order in CL&P's over-earnings docket ordering a $21.1 million write-off of CL&P's stranded costs through reduced transmission and distribution rates. Also, the Generation Services Charge (GSC) was ordered to be increased by $21.1 million, with any excess GSC revenues to be applied to write-off stranded costs. The DPUC also ordered that 50 percent of CL&P's earnings above a 10.3 percent return on equity be used to amortize stranded costs. While total rates will not change, amortization of regulatory assets will be increased without a corresponding increase in revenues resulting in reduced earnings in the second half of 2001 and in 2002.

Connecticut - Yankee Gas: On July 24, 2001, Yankee Gas filed an application with the DPUC to increase customers' rates by an average of 7.64 percent. Yankee Gas requested the increase primarily as a result of a proposed significant expansion of its gas delivery system in Connecticut. In May 2001, Yankee Gas announced $23 million of expansion projects in Connecticut, which would add approximately 70 miles of additional gas main when constructed. Additional projects, including the aforementioned expansion projects, are expected to increase Yankee Gas' construction expenditures to an annual amount in excess of $60 million through 2003, significantly in excess of previous levels.

New Hampshire: On April 25, 2001, PSNH Funding LLC, a subsidiary of PSNH, sold $525 million of rate reduction bonds, at an average interest rate of 5.90 percent. The bonds, which were rated AAA by three credit agencies, were issued in three different tranches having maturity dates between one and 12 years. PSNH used the net proceeds of the issue to buydown and securitize $498 million of its over-market Seabrook Power Contract obligations, and securitize $18 million of Millstone 3 stranded costs.

May 1, 2001, was designated as the beginning of electric competition (Competition Day) in New Hampshire. On that date, PSNH's average retail rates were reduced by an additional 11 percent resulting in a total rate decrease in excess of 15 percent from rates in effect on September 30, 2000, as required by the "Agreement to Settle PSNH Restructuring." PSNH's retail customers were also permitted to purchase generation service from third parties commencing on Competition Day.

Massachusetts: In April 2001, the Massachusetts Department of Telecommunications and Energy approved WMECO's default service rates effective for the six-month periods July 1, 2001, through December 31, 2001, and January 1, 2002, through June 30, 2002. These six-month average rates ranged from $0.0749 per kilowatt-hour to $0.0855 per kilowatt-hour for the 2001 six-month period and $0.0669 per kilowatt-hour to $0.0763 per kilowatt-hour for the 2002 six-month period for WMECO's estimated 97 MW default service load. These rates were based on the results of a competitive bidding process. A contract was signed with the unaffiliated winning bidder on April 9, 2001.

On May 17, 2001, WMECO Funding LLC, a subsidiary of WMECO, sold $155 million of rate reduction certificates at an interest rate of 6.59 percent. The certificates, which were rated AAA by three credit agencies, were issued in a single series with a maturity date in 2013. WMECO used the proceeds of the sale of the certificates to reduce its purchased-power obligations and to repay short-term debt.

During September 2001, WMECO will issue a request for proposal to parties interested in supplying energy to WMECO's standard offer service customers beginning on January 1, 2002.

For information regarding commitments and contingencies related to restructuring and rate matters, see Note 2A, "Commitments and Contingencies - Restructuring," to the consolidated financial statements.

Nuclear Plant Performance

Seabrook operated at a capacity factor of 75.2 percent through the first six months of 2001. The unit began a scheduled refueling outage on October 21, 2000. This outage was extended by approximately ten weeks as a result of repairs to a back-up diesel generator. Seabrook returned to service on January 28, 2001.

On December 15, 2000, NU filed its divestiture plan for Seabrook with the New Hampshire Public Utilities Commission and the DPUC. An agent to administer the sales process is expected to be named by the end of August 2001, and NU believes the sale will be completed in 2002.

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

RESULTS OF OPERATIONS

The components of significant income statement variances for the second quarter of 2001 and the first six months of 2001 are provided in the table below.


                                          Income Statement Variances
                                            (Millions of Dollars)

                                            2001 over/(under) 2000
                                            ----------------------
                                      Second               Six
                                      Quarter   Percent   Months   Percent
                                      -------   -------   ------   -------

Operating Revenues                     $ 168       12%    $  586      21%

Operating Expenses:
Fuel, purchased and net
  interchange power                      214       27        577      37
Other operation                          (25)     (12)        (8)     (2)
Maintenance                              (11)     (16)        27      22
Depreciation                              (9)     (15)        (9)     (7)
Amortization of regulatory
  assets, net                             18       26        693      (a)
Federal and state income taxes            (1)      (1)       (19)    (17)
Taxes other than income taxes             (6)     (10)        12      10
Gain on sale of utility plant              -        -       (654)     (a)
                                        ----      ---       ----     ---
Total operating expenses                 180       14        619      24
                                        ----      ---       ----     ---

Operating income                         (12)     (13)       (33)    (14)
                                        ----      ---       ----     ---
Other Income/(Loss):
Gain related to Millstone sale             -        -        202      (a)
Gain/(loss)on share repurchase
  contracts                                8       (a)       (35)     (a)
Nuclear related costs                     16       (a)        18      (a)
Other, net                                16       (a)         9      (a)
Income taxes                              (3)     (13)       (78)     (a)
                                        ----      ---       ----     ---
Other income, net                         37       (a)       116      (a)
Interest charges, net                     (8)     (11)        (8)     (5)
Preferred dividends of subsidiaries       (1)     (38)        (3)    (41)
                                        ----      ---       ----     ---
Income before cumulative effect of
  accounting change                       34       (a)        94      (a)
                                        ----      ---       ----     ---
Cumulative effect of accounting
  change, net of tax benefit               -        -        (22)     (a)
                                        ----      ---       ----     ---
Net income                              $ 34       (a)%     $ 72      83%
                                        ====      ===       ====     ===
(a) Percent greater than 100.

Comparison of the Second Quarter 2001 to the Second Quarter of 2000

Operating Revenues
Total revenues increased by $168 million or 12 percent in the second quarter of 2001, compared with the same period in 2000, primarily due to higher revenues from the competitive energy companies ($225 million), higher Yankee revenues ($4 million), and higher regulated retail revenues ($9 million), partially offset by lower regulated wholesale revenues for the regulated subsidiaries ($60 million) and lower transmission revenues ($11 million).

The competitive energy companies' increase is primarily due to higher revenues from Select Energy as a result of new contracts for energy services. The regulated retail increase is primarily due to higher retail sales ($13 million) and the increase in WMECO's standard offer service rate ($15 million), partially offset by 5 and 11 percent rate decreases for PSNH that were effective October 1, 2000 and May 1, 2001, respectively ($23 million). Regulated retail kilowatt-hour sales also increased by 3.1 percent in 2001.

Fuel, Purchased and Net Interchange Power
Fuel, purchased and net interchange power expense increased in 2001, primarily due to higher purchased energy and capacity costs as a result of higher sales for Select Energy ($201 million, of which $3 million represents purchases from other NU affiliates), Yankee expenses ($10 million) and higher purchased power costs for the regulated subsidiaries ($6 million).

Other Operation and Maintenance
Other operation and maintenance (O&M) expenses decreased by $36 million in 2001, primarily due to lower nuclear expenses ($52 million) as a result of the sale of the Millstone units at the end of the first quarter in 2001, partially offset by higher O&M expenses for the competitive energy companies ($13 million).

Depreciation
Depreciation expense decreased in 2001, primarily due to the sale of the Millstone units at the end of the first quarter in 2001.

Amortization of Regulatory Assets, Net
Amortization of regulatory assets, net increased in 2001, primarily due to higher amortization related to restructuring.

Taxes Other Than Income Taxes
Taxes other than income taxes decreased in 2001, primarily due to lower local property taxes as a result of the sale of the Millstone units in the first quarter of 2001.

Gain/(Loss) On Share Repurchase Contracts
In the second quarter of 2001, NU recorded a noncash gain of approximately $8 million associated with the marking to market of 10.1 million NU common shares acquired through forward share repurchase arrangements.

Nuclear Related Costs
Nuclear related costs decreased in 2001, primarily due to costs associated with the settlement of Millstone litigation in 2000.

Other, Net
Other, net increased primarily due to costs associated with nonrecurring legal costs in 2000 ($5 million), higher environmental reserves in 2000 ($3 million) and the gain on the disposition of property for PSNH in 2001 ($4 million).

Interest Charges, Net
Interest charges, net decreased in 2001, primarily due to reacquisitions and retirements of long-term debt in 2001 and higher short-term borrowings in 2000 associated with asset transfers and the Yankee merger, partially offset by interest associated with the issuance of rate reduction bonds in 2001.

Comparison of the First Six Months of 2001 to the First Six Months of 2000

Operating Revenues
Total revenues increased by $586 million or 21 percent in the first six months of 2001, compared with the same period in 2000, primarily due to higher revenues from the competitive energy companies ($441 million) higher Yankee revenues ($144 million) and higher regulated retail revenues ($34 million), partially offset by lower transmission revenues ($23 million) and lower wholesale regulated revenues ($11 million).

The competitive energy companies' increase is primarily due to higher revenues from Select Energy as a result of new contracts for energy services. The regulated retail increase is primarily due to higher retail sales ($36 million) and the increase in WMECO's standard offer service rate ($29 million), partially offset by the 5 and 11 percent rate decreases for PSNH that were effective October 1, 2000 and May 1, 2001, respectively ($34 million). Regulated retail kilowatt-hour sales also increased by 2.2 percent in 2001.

Fuel, Purchased and Net Interchange Power
Fuel, purchased and net interchange power expense increased in 2001, primarily due to higher purchased energy and capacity costs as a result of higher sales for Select Energy ($393 million, of which $9 million represents purchases from other NU affiliates), Yankee expenses ($102 million) and higher purchased power costs for the regulated subsidiaries ($82 million).

Other Operation and Maintenance
Other O&M expenses increased $19 million in 2001, primarily due to higher O&M expenses for the competitive energy companies ($39 million), partially offset by lower nuclear expenses ($18 million) as a result of the sale of the Millstone units at the end of the first quarter.

Depreciation
Depreciation expense decreased in 2001, primarily due to the sale of the Millstone units at the end of the first quarter of 2001.

Amortization of Regulatory Assets, Net
Amortization of regulatory assets, net increased in 2001, primarily due to the amortization in 2001 related to the gain on sale of the Millstone units by CL&P and WMECO ($654 million) and higher amortization related to restructuring.

Federal and State Income Taxes
Federal and state income taxes combined increased in 2001, primarily due to the tax impacts of the Millstone sale.

Taxes Other Than Income Taxes
Taxes other than income taxes increased in 2001, primarily due to higher Connecticut gross earnings taxes ($14 million) resulting from the phase-in of restructuring in Connecticut in 2000, partially offset by lower property taxes ($4 million).

Gain on Sale of Utility Plant
NU recorded gains on the sale of CL&P's and WMECO's ownership interests in Millstone. A corresponding amount of amortization expense was recorded.

Gain Related to Millstone Sale
NU recognized an after-tax gain of approximately $125 million primarily related to the sale of the Millstone 3 interests of PSNH and several unaffiliated owners.

Nuclear Related Costs
Nuclear related costs decreased in 2001, primarily due to the CL&P/WMECO settlement in 2000 of Millstone litigation.

Other, Net
Other, net increased primarily due to costs associated with nonrecurring legal costs in 2000 ($5 million), higher environmental reserves in 2000 and the gain on the disposition of property for PSNH in 2001 ($4 million), partially offset by lower miscellaneous interest income in 2001.

Interest Charges, Net
Interest charges, net decreased in 2001, primarily due to reacquisitions and retirements of long-term debt and higher short-term borrowings in 2000 associated with asset transfers and the Yankee merger, partially offset by the interest expense associated with the issuance of rate reduction bonds in 2001.

Gain/(Loss) on Share Repurchase Contracts
In the first half of 2001, NU recorded a net noncash charge of approximately $35 million related to the forward purchase of 10.1 million NU common shares in December 1999 and January 2000. Under the new accounting standard EITF Issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," NU was required to recognize a net charge for the difference between the average purchase price and the price of the NU shares upon the closing of these forward repurchase arrangements, plus carrying charges.

Cumulative Effect of Accounting Change, Net of Tax Benefit
The cumulative effect of accounting change, net of tax benefit, recorded in 2001, represents the effect of the adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ($22 million).



               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Northeast Utilities:

We have reviewed the accompanying consolidated balance sheet of Northeast Utilities (a Massachusetts trust) and subsidiaries as of June 30, 2001, and the related consolidated statements of income for the three and six-month periods ended June 30, 2001 and 2000 and the consolidated statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet and consolidated statement of capitalization as of December 31, 2000 and the related consolidated statements of income, comprehensive income, shareholders' equity, cash flows, and income taxes for the year then ended (not presented herein), and, in our report dated
January 23, 2001 (except with respect to the matters discussed in Note 15, as to which the date is March 13, 2001), we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                        /s/ Arthur Andersen LLP
                                            Arthur Andersen LLP
Hartford, Connecticut
August 9, 2001




THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                               June 30,
                                                                 2001       December 31,
                                                             (Unaudited)        2000
                                                            -------------  -------------
                                                                (Thousands of Dollars)
ASSETS
------

Utility Plant, at Original Cost:
  Electric................................................  $  3,047,411   $  5,756,098
     Less: Accumulated provision for depreciation.........     1,224,771      4,210,429
                                                            -------------  -------------
                                                               1,822,640      1,545,669
  Construction work in progress...........................       114,010        128,835
  Nuclear fuel, net.......................................         2,625         79,672
                                                            -------------  -------------
     Total net utility plant..............................     1,939,275      1,754,176
                                                            -------------  -------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market...............         6,077        536,912
  Investments in regional nuclear generating
   companies, at equity...................................        39,182         41,395
  Other, at cost..........................................        71,451         33,708
                                                            -------------  -------------
                                                                 116,710        612,015
                                                            -------------  -------------

Current Assets:
  Cash....................................................           611          5,461
  Investment in securitizable assets......................        40,599         98,146
  Notes receivable from affiliated companies..............       177,100         38,000
  Receivables, net........................................       232,812         29,245
  Accounts receivable from affiliated companies...........        53,167        103,763
  Accrued utility revenues................................         7,554           -
  Fuel, materials and supplies, at average cost...........        33,625         36,332
  Prepayments and other...................................         5,255         32,291
                                                            -------------  -------------
                                                                 550,723        343,238
                                                            -------------  -------------

Deferred Charges:
  Regulatory assets.......................................     2,046,161      1,835,967
  Prepaid pension.........................................       202,839        170,672
  Unamortized debt expense................................         6,359         14,794
  Other...................................................        56,939         33,336
                                                            -------------  -------------
                                                               2,312,298      2,054,769
                                                            -------------  -------------

Total Assets..............................................  $  4,919,006   $  4,764,198
                                                            =============  =============

The accompanying notes are an integral part of these financial statements.



THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                 June 30,
                                                                   2001       December 31,
                                                               (Unaudited)        2000
                                                              -------------  -------------
                                                                  (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common stock, $10 par value - authorized
   24,500,000 shares; 7,584,884 shares outstanding
   in 2001 and 2000.........................................  $     75,849   $     75,849
  Capital surplus, paid in..................................       413,743        413,192
  Retained earnings.........................................       267,272        243,197
  Accumulated other comprehensive income....................           204            506
                                                              -------------  -------------
           Total common stockholder's equity................       757,068        732,744
  Preferred stock...........................................       116,200        116,200
  Long-term debt............................................       821,365      1,072,688
                                                              -------------  -------------
           Total capitalization.............................     1,694,633      1,921,632
                                                              -------------  -------------
Rate Reduction Bonds........................................     1,438,400           -
                                                              -------------  -------------
Minority Interest in Consolidated Subsidiary................          -           100,000
                                                              -------------  -------------
Obligations Under Capital Leases............................        15,779         39,910
                                                              -------------  -------------

Current Liabilities:
  Notes payable to banks....................................          -           115,000
  Long-term debt and preferred stock - current portion......          -           160,000
  Obligations under capital leases - current portion........           507         89,959
  Accounts payable..........................................       133,887        153,944
  Accounts payable to affiliated companies..................       115,463        122,106
  Accrued taxes.............................................        79,828         32,901
  Accrued interest..........................................        30,870         13,995
  Other.....................................................        25,963         31,324
                                                              -------------  -------------
                                                                   386,518        719,229
                                                              -------------  -------------

Deferred Credits and Other Long-term Liabilities:
  Accumulated deferred income taxes.........................       840,321        977,439
  Accumulated deferred investment tax credits...............        97,297         99,771
  Decommissioning obligation - Millstone 1..................          -           580,320
  Deferred contractual obligations..........................       150,069        160,590
  Other.....................................................       295,989        165,307
                                                              -------------  -------------
                                                                 1,383,676      1,983,427
                                                              -------------  -------------
Commitments and Contingencies (Note 2)

Total Capitalization and Liabilities........................  $  4,919,006   $  4,764,198
                                                              =============  =============

The accompanying notes are an integral part of these financial statements.




THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                     Three Months Ended     Six Months Ended
                                                          June 30,              June 30,
                                                    ------------------- -----------------------
                                                       2001      2000       2001        2000
                                                    --------- --------- ----------- -----------
                                                              (Thousands of Dollars)

Operating Revenues................................. $610,275  $683,585  $1,344,180  $1,431,561
                                                    --------- --------- ----------- -----------
Operating Expenses:
  Operation -
     Fuel, purchased and net interchange power.....  337,164   392,286     763,966     822,710
     Other.........................................   73,081    99,708     171,625     201,036
  Maintenance......................................   18,909    39,122      65,753      66,701
  Depreciation.....................................   22,204    28,876      51,108      61,396
  Amortization of regulatory assets, net...........   60,773    18,721     619,016      26,439
  Federal and state income taxes...................   26,606    27,359      48,939      65,950
  Taxes other than income taxes....................   30,030    34,790      70,226      68,585
  Gain on sale of utility plant....................     -         -       (530,724)       -
                                                    --------- --------- ----------- -----------
        Total operating expenses...................  568,767   640,862   1,259,909   1,312,817
                                                    --------- --------- ----------- -----------
Operating Income...................................   41,508    42,723      84,271     118,744
                                                    --------- --------- ----------- -----------

Other Income/(Loss):
  Gain related to Millstone sale...................     -         -         29,402        -
  Other, net.......................................    5,246   (13,737)      1,819     (16,083)
  Income taxes.....................................    6,830    14,466      (1,035)     15,722
                                                    --------- --------- ----------- -----------
        Other income/(loss), net...................   12,076       729      30,186        (361)
                                                    --------- --------- ----------- -----------

        Income before interest charges.............   53,584    43,452     114,457     118,383
                                                    --------- --------- ----------- -----------

Interest Charges:
  Interest on long-term debt.......................   35,031    22,030      56,361      46,129
  Other interest...................................     (259)    2,236         984       3,425
                                                    --------- --------- ----------- -----------
        Interest charges, net......................   34,772    24,266      57,345      49,554
                                                    --------- --------- ----------- -----------
Net Income......................................... $ 18,812  $ 19,186  $   57,112  $   68,829
                                                    ========= ========= =========== ===========

The accompanying notes are an integral part of these financial statements.



THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                  Six Months Ended
                                                                      June 30,
                                                              -----------------------
                                                                   2001        2000
                                                              ------------ ----------
                                                               (Thousands of Dollars)
Operating Activities:
  Net income................................................. $    57,112  $  68,829
  Adjustments to reconcile to net cash flows
   (used in)/provided by operating activities:
    Depreciation.............................................      51,108     61,396
    Deferred income taxes and investment tax credits, net....    (127,859)    11,682
    Amortization of regulatory assets, net...................     619,016     26,439
    Gain on sale of utility plant............................    (530,724)      -
    Net other (uses)/sources of cash.........................     (84,138)    35,206
  Changes in working capital:
    Receivables and accrued utility revenues.................    (160,525)  (103,002)
    Fuel, materials and supplies.............................       2,707       (489)
    Accounts payable.........................................     (26,700)   147,723
    Accrued taxes............................................      46,927   (131,928)
    Investments in securitizable assets......................      57,547     41,691
    Other working capital (excludes cash)....................      38,550    (59,415)
                                                              ------------ ----------
Net cash flows (used in)/provided by operating activities....     (56,979)    98,132
                                                              ------------ ----------
Investing Activities:
  Investments in plant:
    Electric utility plant...................................    (113,734)   (80,495)
    Nuclear fuel.............................................        (648)   (13,851)
                                                              ------------ ----------
  Net cash flows used for investments in plant...............    (114,382)   (94,346)
  Investment in NU system Money Pool.........................    (139,100)   (36,700)
  Investments in nuclear decommissioning trusts..............     (95,263)   (24,336)
  Other investment activities, net...........................     (35,530)       560
  Net proceeds from the sale of utility plant................     832,353    686,807
  Buyout/buydown of IPP contracts............................  (1,028,802)      -
                                                              ------------ ----------
Net cash flows (used in)/provided by investing activities....    (580,724)   531,985
                                                              ------------ ----------
Financing Activities:
  Net decrease in short-term debt............................    (115,000)   (11,700)
  Issuance of rate reduction bonds...........................   1,438,400   (179,071)
  Retirement of capital lease obligation.....................    (145,800)      -
  Retirement of monthly income preferred securities..........    (100,000)      -
  Reacquisitions and retirements of long-term debt...........    (411,932)   (99,539)
  Repurchase of common shares................................        -      (300,000)
  Cash dividends on preferred stock..........................      (2,779)    (4,622)
  Cash dividends on common stock.............................     (30,036)   (25,000)
                                                              ------------ ----------
Net cash flows provided by/(used in) financing activities....     632,853   (619,932)
                                                              ------------ ----------
Net (decrease)/increase in cash for the period...............      (4,850)    10,185
Cash - beginning of period...................................       5,461        364
                                                              ------------ ----------
Cash - end of period......................................... $       611  $  10,549
                                                              ============ ==========

The accompanying notes are an integral part of these financial statements.



          THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations


CL&P is a wholly owned subsidiary of NU. This discussion should be read in conjunction with NU's management's discussion and analysis of financial condition and results of operations, consolidated financial statements and footnotes in this Form 10-Q, the First Quarter 2001 Form 10-Q, the current report on Form 8-K dated April 11, 2001, and the NU 2000 Form 10-K.

RESULTS OF OPERATIONS

The components of significant income statement variances for the second quarter of 2001 and the first six months of 2001 are provided in the table below.

                                         Income Statement Variances
                                           (Millions of Dollars)

                                           2001 over/(under) 2000
                                           ----------------------
                                      Second               Six
                                      Quarter   Percent   Months   Percent
                                      -------   -------   ------   -------
Operating Revenues                     $(73)      (11)%   $ (87)      (6)%

Operating Expenses:
Fuel, purchased and net
  interchange power                     (55)      (14)      (59)      (7)
Other operation                         (26)      (27)      (29)     (15)
Maintenance                             (20)      (52)       (1)      (1)
Depreciation                             (7)      (23)      (11)     (17)
Amortization of regulatory
  assets, net                            42        (a)      593       (a)
Federal and state income taxes           (1)       (3)      (17)     (26)
Taxes other than income taxes            (5)      (14)        2        2
Gain on sale of utility plant             -         -      (531)      (a)
                                       ----       ---      -----     ---
Total operating expenses                (72)      (11)      (53)      (4)
                                       ----       ---      -----     ---
Operating income                         (1)       (3)      (34)     (29)
                                       ----       ---      -----     ---
Other Income/(Loss):
Gain related to Millstone sale            -         -        29       (a)
Other, net                               19        (a)       18       (a)
Income taxes                             (8)      (53)      (16)      (a)
                                       ----       ---      -----     ---
Other income, net                        11        (a)       31       (a)
Interest charges, net                    11        43         8       16
                                       ----       ---      -----     ---
Net income                             $  -        -  %    $ (11)    (17)%
                                       ====       ===      =====     ===
(a) Percent greater than 100.

Comparison of the Second Quarter 2001 to the Second Quarter of 2000

Operating Revenues
Total revenues decreased by $73 million or 11 percent in the second quarter of 2001, compared with the same period in 2000, primarily due to lower wholesale revenues ($82 million) and lower other electric revenues ($8 million), partially offset by higher retail revenues ($17 million). Wholesale revenues were lower primarily as a result of the sale of the Millstone units at the end of the first quarter of 2001. Other electric revenues decreased primarily due to lower transmission revenues. Retail revenues increased primarily due to higher retail sales. Retail sales increased 4.2 percent compared to the second quarter of 2000.

Fuel, Purchased and Net Interchange Power
Fuel, purchased and net interchange power expense decreased in 2001, primarily due to lower purchased power costs resulting from the buydown and buyout of various contracts.

Other Operation and Maintenance
Other O&M expenses decreased $46 million in 2001, primarily due to lower nuclear expenses ($31 million) as a result of the sale of the Millstone units at the end of the first quarter of 2001, lower distribution maintenance expenses ($4 million) and lower transmission expenses ($9 million).

Depreciation
Depreciation decreased in 2001, primarily due to the sale of the Millstone units.

Amortization of Regulatory Assets, Net
Amortization of regulatory assets, net increased in 2001, primarily due to higher amortization related to restructuring.

Federal and State Income Taxes
Federal and state income taxes combined increased in 2001, primarily due to higher taxable income.

Taxes Other Than Income Taxes
Taxes other than income taxes decreased in 2001, primarily due to lower local property taxes as a result of the sale of the Millstone units.

Other, Net
Other, net increased in 2001, primarily due to the settlement, in 2000, of Millstone-related litigation, net of insurance proceeds ($9 million) and a write-off associated with the former Connecticut Municipal Electric Energy Cooperative (CMEEC) nuclear entitlement ($3 million) in 2000 and higher miscellaneous income in 2001.

Interest Charges, Net
Interest charges, net increased in 2001, primarily due to the interest expense associated with the issuance, in 2001, of rate reduction bonds, partially offset by lower long-term debt outstanding as a result of reacquisitions and retirements of long-term debt in 2001.

Comparison of the First Six Months of 2001 to the First Six Months of 2000

Operating Revenues
Total revenues decreased by $87 million or 6 percent in the first six months of 2001, compared with the same period in 2000, primarily due to lower wholesale revenues ($98 million) and lower other electric revenues ($16 million), partially offset by higher retail revenues ($26 million). Wholesale revenues were lower primarily as a result of the sale of the Millstone units at the end of the first quarter of 2001. Other electric revenues decreased primarily due to lower transmission revenues. Retail revenues increased primarily due to higher retail sales. Retail sales increased 2.9 percent compared to 2000.

Fuel, Purchased and Net Interchange Power
Fuel, purchased and net interchange power expense decreased in 2001, primarily due to lower purchased power costs resulting from the buydown and buyout of various contracts.

Other Operation and Maintenance
Other O&M expenses decreased by $30 million in 2001, primarily due to lower nuclear expenses ($11 million) as a result of the sale of the Millstone units and lower transmission expenses ($18 million).

Depreciation
Depreciation decreased in 2001, primarily due to the sale of the Millstone units.

Amortization of Regulatory Assets, Net
Amortization of regulatory assets, net increased in 2001, primarily due to the amortization in 2001 of the gain on sale of the Millstone units ($531 million) and higher amortization related to restructuring.

Gain on Sale of Utility Plant
CL&P recorded a gain on the sale of its ownership share in the Millstone units. A corresponding amount of amortization expense was recorded.

Gain Related to Millstone Sale
CL&P recognized a gain related to the former CMEEC's portion of Millstone 2.

Other, Net
Other, net increased in 2001, primarily due to the settlement, in 2000, of Millstone-related litigation, net of insurance proceeds ($9 million) and a write-off associated with the former CMEEC nuclear entitlement ($6 million).

Interest Charges, Net
Interest charges, net increased in 2001, primarily due to the interest expense associated with the issuance, in 2001, of rate reduction bonds, partially offset by lower long-term debt outstanding as a result of reacquisitions and retirements of long-term debt in 2001.

LIQUIDITY
At the end of the first quarter of 2001, CL&P received, in excess of, $1.4 billion of cash proceeds from securitization. CL&P utilized most of the proceeds from this transaction by the end of the second quarter of 2001. Approximately $1 billion was used to buyout or buydown 15 high-cost, long-term purchased-power contracts CL&P had with certain independent power producers. CL&P and WMECO used another $180 million to repay their respective obligations under the Niantic Bay Fuel
Trust. CL&P used $100 million to repay the notes associated with its monthly income preferred securities, used a portion of the proceeds to repay all but $199 million of its first mortgage bonds, and also used $170 million to repay its obligation related to the receivables program.

CL&P returned approximately $15 million to the parent company in the first half of 2001 in the form of dividends.

Primarily as a result of the cash held by the parent company and another $177 million held by CL&P as of June 30, 2001, CL&P, NU, WMECO, and Yankee Gas had no borrowings outstanding under their aggregate
$710 million of lines of credit as of June 30, 2001.




PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

CONSOLIDATED BALANCE SHEETS

                                                                June 30,
                                                                  2001       December 31,
                                                              (Unaudited)        2000
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
ASSETS
------

Utility Plant, at Cost:
  Electric................................................   $  1,407,909   $  1,505,967
  Other...................................................          6,221           -
                                                             -------------  -------------
                                                                1,414,130      1,505,967
     Less: Accumulated provision for depreciation.........        677,508        711,340
                                                             -------------  -------------
                                                                  736,622        794,627
  Construction work in progress...........................         31,989         27,251
  Nuclear fuel, net.......................................           -             1,924
                                                             -------------  -------------
     Total net utility plant..............................        768,611        823,802
                                                             -------------  -------------
Other Property and Investments:
  Nuclear decommissioning trusts, at market...............           -             7,362
  Investments in regional nuclear generating
   companies and subsidiary company, at equity............          9,670         16,293
  Other, at cost..........................................         14,673          3,225
                                                             -------------  -------------
                                                                   24,343         26,880
                                                             -------------  -------------
Current Assets:
  Cash and cash equivalents...............................          6,237        115,135
  Receivables, net........................................         70,950         71,992
  Accounts receivable from affiliated companies...........         11,355          2,798
  Taxes receivable from affiliated companies..............        212,386          9,983
  Accrued utility revenues................................         36,957         41,844
  Fuel, materials and supplies, at average cost...........         39,849         28,760
  Prepayments and other...................................         23,692         14,750
                                                             -------------  -------------
                                                                  401,426        285,262
                                                             -------------  -------------
Deferred Charges:
  Regulatory assets.......................................        989,053        924,847
  Deferred receivable from affiliated company.............           -             3,240
  Unamortized debt expense................................         10,300          9,067
  Other...................................................         12,656          9,096
                                                             -------------  -------------
                                                                1,012,009        946,250
                                                             -------------  -------------

Total Assets..............................................   $  2,206,389   $  2,082,194
                                                             =============  =============

The accompanying notes are an integral part of these financial statements.




PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

CONSOLIDATED BALANCE SHEETS

                                                                June 30,
                                                                  2001       December 31,
                                                              (Unaudited)        2000
                                                             -------------  -------------
                                                                 (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common stock, $1 par value - authorized
   100,000,000 shares; 388 shares outstanding
   in 2001, and 1,000 shares outstanding in 2000..........   $       -      $          1
  Capital surplus, paid in................................        165,000        424,909
  Retained earnings.......................................        147,665        123,177
  Accumulated other comprehensive income..................            658          1,207
                                                             -------------  -------------
           Total common stockholder's equity..............        313,323        549,294
  Long-term debt..........................................        407,285        407,285
                                                             -------------  -------------
           Total capitalization...........................        720,608        956,579
                                                             -------------  -------------
Rate Reduction Bonds......................................        525,000           -
                                                             -------------  -------------
Obligations Under Seabrook Power Contracts
 and Other Capital Leases.................................         72,879         91,702
                                                             -------------  -------------
Current Liabilities:
  Notes payable to affiliated company.....................         26,200           -
  Preferred stock - current portion............                      -            24,268
  Obligations under Seabrook Power Contracts and other
   capital leases - current portion.......................         25,907        537,528
  Accounts payable........................................         45,244         45,847
  Accounts payable to affiliated companies................        230,941         54,157
  Accrued taxes...........................................         17,331            656
  Accrued interest........................................         13,919          4,962
  Other...................................................          9,716         13,112
                                                             -------------  -------------
                                                                  369,258        680,530
                                                             -------------  -------------
Deferred Credits and Other Long-term Liabilities:
  Accumulated deferred income taxes.......................        379,261        179,723
  Accumulated deferred investment tax credits.............         16,708         27,348
  Deferred contractual obligations........................         38,935         41,499
  Deferred pension costs..................................         38,968         41,216
  Deferred revenue from affiliated company................           -             3,240
  Other...................................................         44,772         60,357
                                                             -------------  -------------
                                                                  518,644        353,383
                                                             -------------  -------------
Commitments and Contingencies (Note 2)


Total Capitalization and Liabilities......................   $  2,206,389   $  2,082,194
                                                             =============  =============

The accompanying notes are an integral part of these financial statements.




PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                      Three Months Ended     Six Months Ended
                                                           June 30,              June 30,
                                                    --------------------- ----------------------
                                                       2001       2000       2001        2000
                                                    ---------- ---------- ---------- -----------
                                                              (Thousands of Dollars)
Operating Revenues................................. $ 286,799  $ 326,458  $ 627,634  $  655,152
                                                    ---------- ---------- ---------- -----------
Operating Expenses:
  Operation -
     Fuel, purchased and net interchange power.....   181,083    212,809    418,763     423,339
     Other.........................................    33,096     30,520     63,995      63,542
  Maintenance......................................    19,304     12,607     34,794      24,566
  Depreciation.....................................    11,296     10,727     21,810      23,049
  Amortization of regulatory assets, net...........     1,438     11,469     12,905      22,939
  Federal and state income taxes...................    10,283     12,759     18,588      25,812
  Taxes other than income taxes....................     9,574     11,133     21,138      22,229
                                                    ---------- ---------- ---------- -----------
        Total operating expenses...................   266,074    302,024    591,993     605,476
                                                    ---------- ---------- ---------- -----------
Operating Income...................................    20,725     24,434     35,641      49,676
                                                    ---------- ---------- ---------- -----------
Other Income/(Loss):
  Gain related to Millstone sale...................      -          -        25,913        -
  Other, net.......................................     4,393      1,851     12,575       8,365
  Income taxes.....................................     3,020     (1,755)   (10,088)     (5,188)
                                                    ---------- ---------- ---------- -----------
        Other income, net..........................     7,413         96     28,400       3,177
                                                    ---------- ---------- ---------- -----------
        Income before interest charges.............    28,138     24,530     64,041      52,853
                                                    ---------- ---------- ---------- -----------
Interest Charges:
  Interest on long-term debt.......................    12,747     10,307     20,349      21,104
  Other interest...................................      (126)       (29)      (187)         66
                                                    ---------- ---------- ---------- -----------
        Interest charges, net......................    12,621     10,278     20,162      21,170
                                                    ---------- ---------- ---------- -----------

Net Income......................................... $  15,517  $  14,252  $  43,879  $   31,683
                                                    ========== ========== ========== ===========

The accompanying notes are an integral part of these financial statements.



PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                  Six Months Ended
                                                                      June 30,
                                                              ------------------------
                                                                   2001         2000
                                                              ------------ -----------
                                                               (Thousands of Dollars)
Operating activities:
  Net income................................................. $    43,879  $   31,683
  Adjustments to reconcile to net cash flows
   provided by operating activities:
    Depreciation.............................................      21,810      23,049
    Deferred income taxes and investment tax credits, net....     186,753       2,129
    Net deferral of recoverable energy costs.................     (28,300)    (16,786)
    Amortization of regulatory assets, net...................      12,905      22,939
    Gain on sale of utility plant............................     (25,012)       -
    Net other sources/(uses) of cash.........................       8,393     (10,815)
  Changes in working capital:
    Receivables and accrued utility revenues.................      (2,628)      8,809
    Fuel, materials and supplies.............................     (11,089)      5,200
    Accounts payable.........................................     176,181       3,884
    Accrued taxes............................................      16,675      27,965
    Taxes receivable.........................................    (202,403)       -
    Other working capital (excludes cash)....................      (3,381)     (8,535)
                                                              ------------ -----------
Net cash flows provided by operating activities..............     193,783      89,522
                                                              ------------ -----------

Investing Activities:
  Investments in plant:
    Electric utility plant...................................     (46,332)    (26,596)
    Nuclear fuel.............................................         (37)         (4)
                                                              ------------ -----------
  Net cash flows used for investments in plant...............     (46,369)    (26,600)
  Investment in nuclear decommissioning trusts...............      (1,625)       (320)
  Other investment activities, net...........................      (4,825)        586
                                                              ------------ -----------
Net cash flows used in investing activities..................     (52,819)    (26,334)
                                                              ------------ -----------

Financing Activities:
  Net increase in short-term debt............................      26,200        -
  Issuance of rate reduction bonds...........................     525,000        -
  Repurchase of common shares................................    (260,000)       -
  Reacquisitions and retirements of preferred stock..........     (24,268)    (25,000)
  Buydown of capital lease obligation........................    (497,508)       -
  Cash dividends on preferred stock..........................      (1,286)     (2,650)
  Cash dividends on common stock.............................     (18,000)       -
                                                              ------------ -----------
Net cash flows used in financing activities..................    (249,862)    (27,650)
                                                              ------------ -----------
Net (decrease)/increase in cash and cash equivalents.........    (108,898)     35,538
Cash and cash equivalents - beginning of period..............     115,135     182,588
                                                              ------------ -----------
Cash and cash equivalents - end of period.................... $     6,237  $  218,126
                                                              ============ ===========

The accompanying notes are an integral part of these financial statements.



       PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

                Management's Discussion and Analysis of
             Financial Condition and Results of Operations


PSNH is a wholly owned subsidiary of NU. This discussion should be read in conjunction with NU's management's discussion and analysis of financial condition and results of operations, consolidated financial statements and footnotes in this Form 10-Q, the First Quarter 2001 Form 10-Q, the current report on Form 8-K dated April 25, 2001, and the NU 2000 Form 10-K.

RESULTS OF OPERATIONS

The components of significant income statement variances for the second quarter of 2001 and the first six months of 2001 are provided in the table below.

                                         Income Statement Variances
                                           (Millions of Dollars)

                                           2001 over/(under) 2000
                                           ----------------------
                                      Second              Six
                                     Quarter   Percent   Months   Percent
                                     -------   -------   ------   -------
Operating Revenues                    $ (40)     (12)%    $(28)     (4)%

Operating Expenses:
Fuel, purchased and net
  interchange power                     (32)     (15)       (5)     (1)
Other operation                           2        8         -       -
Maintenance                               7       53        10      42
Depreciation                              1        5        (1)     (5)
Amortization of regulatory
  assets, net                           (10)     (87)      (10)    (44)
Federal and state income taxes           (2)     (19)       (7)    (28)
Taxes other than income taxes            (2)     (14)       (1)     (5)
Gain on sale of utility plant             -        -         -       -
                                       ----      ---      ----     ---
Total operating expenses                (36)     (12)      (14)     (2)
                                       ----      ---      ----     ---
Operating income                         (4)     (15)      (14)    (28)
                                       ----      ---      ----     ---
Other Income/(Loss):
Gain related to Millstone sale            -        -        26      (a)
Other, net                                2       (a)        4      50
Income taxes                              5       (a)       (5)    (94)
                                       ----      ---      ----     ---
Other income, net                         7       (a)       25      (a)
Interest charges, net                     2       23        (1)     (5)
                                       ----      ---      ----     ---
Net income                             $  1        9%     $ 12      38%
                                       ====      ===      ====     ===
(a)  Percent greater than 100.

Comparison of the Second Quarter 2001 to the Second Quarter of 2000

Operating Revenues
Total operating revenues decreased $40 million or 12 percent in the second quarter of 2001, compared with the same period of 2000, primarily due to lower retail revenue ($22 million), lower wholesale revenues from lower capacity and energy sales to the market ($15 million) and lower miscellaneous revenues ($3 million). Retail revenues decreased due to 5 and 11 percent rate decreases that were effective October 1, 2000 and May 1, 2001, respectively ($23 million), partially offset by higher retail sales. Retail kilowatt-hour sales increased by 2.0 percent in 2001. Miscellaneous revenues decreased primarily due to lower transmission revenues ($3 million).

Fuel, Purchased and Net Interchange Power
Fuel, purchased and net interchange power expense decreased in 2001, primarily due to lower purchased power expenses as a result of the lower wholesale sales, and lower expenses from NAEC as a result of the buydown of the Seabrook Power Contracts.

Other Operation and Maintenance
Other O&M expenses increased in 2001, primarily due to higher costs associated with fossil production ($10 million) and higher administrative and general expenses ($2 million), partially offset by lower transmission expense ($3 million).

Federal and State Income Taxes
Federal and state income taxes decreased in 2001, as compared to 2000, primarily due to lower book taxable income.

Other, Net
Other, net increased in 2001, primarily due to a $4 million gain on the disposition of property in 2001 and higher environmental reserves recorded in 2000.

Interest Charges, Net
Interest charges, net were higher in 2001, primarily due to the issuance of rate reduction bonds in 2001, partially offset by lower long-term debt outstanding in 2001.

Comparison of the First Six Months of 2001 to the First Six Months of 2000

Operating Revenues
Total operating revenues decreased $28 million or 4 percent in the first six months of 2001, compared to the same period of 2000, primarily due to lower retail revenues ($29 million) and lower miscellaneous revenues ($5 million), partially offset by higher wholesale revenues from higher capacity and energy sales to the market ($6 million). Retail revenues decreased due to 5 and 11 percent rate decreases that were effective October 1, 2000 and May 1, 2001, respectively ($34 million), partially offset by higher retail sales. Retail kilowatt-hour sales increased by 1.3 percent in 2001. Miscellaneous revenues decreased due to lower transmission revenues in 2001.

Fuel, Purchased and Net Interchange Power
Fuel, purchased and net interchange power expense decreased in 2001, primarily due to lower expenses from NAEC as a result of the buydown of the Seabrook Power Contracts, partially offset by higher purchased power expenses as a result of the higher wholesale sales.

Other Operation and Maintenance
Other O&M expenses increased in 2001, primarily due to higher costs associated with fossil production ($12 million), the costs associated with the early retirement program ($2 million) and higher costs at Millstone 3 due to an extended outage ($1 million), partially offset by lower transmission expenses ($5 million).

Federal and State Income Taxes
Federal and state income taxes combined decreased in 2001, as compared to 2000, primarily due to lower book taxable income.

Gain Related to Millstone Sale
PSNH recognized a gain as a result of the sale of its ownership share in Millstone 3.

Other, Net
Other, net increased in 2001, primarily due to a gain on the disposition of property in 2001 and higher environmental reserves recorded in 2000.

Interest Charges, Net
Interest charges, net were lower in 2001, primarily due to lower long-term debt outstanding in 2001, partially offset by the issuance of rate reduction bonds in 2001.

LIQUIDITY
On April 25, 2001, PSNH issued $525 million of rate reduction bonds. PSNH used $24.3 million of the proceeds to repay the last of its preferred stock. PSNH used most of the remainder of its rate reduction bond proceeds to buydown its power contract with NAEC.

PSNH returned approximately $278 million to the parent company in the first half of 2001 either in the form of dividends or subsidiary stock repurchases.




WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

                                                               June 30,
                                                                 2001      December 31,
                                                             (Unaudited)       2000
                                                            -------------  ------------
                                                               (Thousands of Dollars)
ASSETS
------

Utility Plant, at Original Cost:
  Electric................................................  $    553,715   $ 1,112,405
     Less: Accumulated provision for depreciation.........       182,838       792,923
                                                            -------------  ------------
                                                                 370,877       319,482
  Construction work in progress...........................        16,149        22,813
  Nuclear fuel, net.......................................          -           18,296
                                                            -------------  ------------
     Total net utility plant..............................       387,026       360,591
                                                            -------------  ------------
Other Property and Investments:
  Nuclear decommissioning trusts, at market...............          -          144,921
  Investments in regional nuclear generating
   companies, at equity...................................        10,590        11,117
  Other, at cost..........................................         4,903         6,249
                                                            -------------  ------------
                                                                  15,493       162,287
                                                            -------------  ------------
Current Assets:
  Cash....................................................             1           985
  Receivables, net........................................        41,459        36,364
  Accounts receivable from affiliated companies...........         7,330        16,146
  Taxes receivable........................................        12,882           -
  Accrued utility revenues................................        13,298        21,222
  Fuel, materials and supplies, at average cost...........         1,591         1,606
  Prepayments and other...................................          -            4,817
                                                            -------------  ------------
                                                                  76,561        81,140
                                                            -------------  ------------

Deferred Charges:
  Regulatory assets.......................................       324,100       392,247
  Prepaid pension.........................................        52,696        45,473
  Unamortized debt expense................................           790         1,822
  Other...................................................         4,197         4,258
                                                            -------------  ------------
                                                                 381,783       443,800
                                                            -------------  ------------


Total Assets..............................................  $    860,863   $ 1,047,818
                                                            =============  ============

The accompanying notes are an integral part of these financial statements.




WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

                                                               June 30,
                                                                 2001      December 31,
                                                             (Unaudited)       2000
                                                            -------------  ------------
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common stock, $25 par value - authorized
   1,072,471 shares; 509,696 shares outstanding
   in 2001 and 590,093 shares outstanding in 2000.........  $     12,742   $    14,752
  Capital surplus, paid in................................        82,224        94,010
  Retained earnings.......................................        60,670        62,952
  Accumulated other comprehensive income..................            98           182
                                                            -------------  ------------
           Total common stockholder's equity..............       155,734       171,896
  Preferred stock.........................................          -           35,000
  Long-term debt..........................................       100,435       139,425
                                                            -------------  ------------
           Total capitalization...........................       256,169       346,321
                                                            -------------  ------------
Rate Reduction Bonds......................................       155,000          -
                                                            -------------  ------------
Obligations Under Capital Leases..........................            99         5,935
                                                            -------------  ------------
Current Liabilities:
  Notes payable to banks..................................          -          110,000
  Notes payable to affiliated company.....................        38,700           600
  Long-term debt and preferred stock - current portion....          -           61,500
  Obligations under capital leases - current portion......            20        20,986
  Accounts payable........................................        49,891        25,298
  Accounts payable to affiliated companies................         6,061         8,611
  Accrued taxes...........................................           243         8,471
  Accrued interest........................................         2,130         4,703
  Other...................................................         8,248         7,671
                                                            -------------  ------------
                                                                 105,293       247,840
                                                            -------------  ------------

Deferred Credits and Other Long-term Liabilities:
  Accumulated deferred income taxes.......................       230,946       224,711
  Accumulated deferred investment tax credits.............         4,166        17,580
  Decommissioning obligation - Millstone 1................          -          136,130
  Deferred contractual obligations........................        39,697        42,519
  Other...................................................        69,493        26,782
                                                            -------------  ------------
                                                                 344,302       447,722
                                                            -------------  ------------

Commitments and Contingencies (Note 2)


Total Capitalization and Liabilities......................  $    860,863   $ 1,047,818
                                                            =============  ============

The accompanying notes are an integral part of these financial statements.




WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                 Three Months Ended     Six Months Ended
                                                       June 30,             June 30,
                                                -------------------  ----------------------
                                                   2001      2000       2001        2000
                                                --------- ---------  ---------- -----------
                                                           (Thousands of Dollars)

Operating Revenues............................. $106,866  $120,090   $ 250,166  $  249,500
                                                --------- ---------  ---------- -----------

Operating Expenses:
  Operation -
     Fuel, purchased and net interchange power.   79,332    58,383     169,451     124,628
     Other.....................................   13,352    15,811      32,147      34,313
  Maintenance..................................    2,677    10,503      12,549      18,048
  Depreciation.................................    3,118     4,357       7,551       8,945
  Amortization of regulatory assets............   (1,080)   14,167     125,410      21,485
  Federal and state income taxes...............    2,752     2,733       5,909       8,195
  Taxes other than income taxes................    3,061     4,162       7,924       9,130
  Gain on sale of utility plant................     -         -       (123,148)       -
                                                --------- ---------  ---------- -----------
        Total operating expenses...............  103,212   110,116     237,793     224,744
                                                --------- ---------  ---------- -----------
Operating Income...............................    3,654     9,974      12,373      24,756
                                                --------- ---------  ---------- -----------

Other Income/(Loss):
  Other, net...................................      434    (1,810)       (690)     (1,624)
  Income taxes.................................     (184)      940         434       4,600
                                                --------- ---------  ---------- -----------
        Other income/(loss), net...............      250      (870)       (256)      2,976
                                                --------- ---------  ---------- -----------
        Income before interest charges.........    3,904     9,104      12,117      27,732
                                                --------- ---------  ---------- -----------

Interest Charges:
  Interest on long-term debt...................    1,621     3,317       4,615       8,108
  Other interest...............................      765     2,831       2,665       5,615
                                                --------- ---------  ---------- -----------
        Interest charges, net..................    2,386     6,148       7,280      13,723
                                                --------- ---------  ---------- -----------





Net Income..................................... $  1,518  $  2,956   $   4,837  $   14,009
                                                ========= =========  ========== ==========

The accompanying notes are an integral part of these financial statements.



WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                  Six Months Ended
                                                                      June 30,
                                                              -----------------------
                                                                   2001        2000
                                                              ----------- -----------
                                                               (Thousands of Dollars)
Operating Activities:
  Net income................................................. $    4,837  $   14,009
  Adjustments to reconcile to net cash flows
   provided by operating activities:
    Depreciation.............................................      7,551       8,945
    Deferred income taxes and investment tax credits, net....      8,183     (14,458)
    Net amortization of recoverable energy costs.............      3,437       4,742
    Amortization of regulatory assets, net...................    125,410      21,485
    Gain on sale of utility plant............................   (123,148)       -
    Net other sources of cash................................     23,256       2,051
  Changes in working capital:
    Receivables and accrued utility revenues.................     11,645     (10,232)
    Fuel, materials and supplies.............................         15       1,517
    Accounts payable.........................................     22,043      12,025
    Accrued taxes............................................     (8,228)     19,223
    Other working capital (excludes cash)....................    (10,061)    (18,690)
                                                              ----------- -----------
Net cash flows provided by operating activities..............     64,940      40,617
                                                              ----------- -----------
Investing Activities:
  Investments in plant:
    Electric utility plant...................................    (15,315)     (9,207)
    Nuclear fuel.............................................       (140)     (2,929)
                                                              ----------- -----------
  Net cash flows used for investments in plant...............    (15,455)    (12,136)
  Investments in nuclear decommissioning trusts..............    (21,767)     (4,043)
  Other investment activities, net...........................      1,873         (14)
  Net proceeds from the sale of utility plant................    177,821     185,787
  Buyout of IPP contract.....................................    (99,700)       -
  Investment in NU system Money Pool.........................       -         (9,600)
                                                              ----------- -----------
Net cash flows provided by investing activities..............     42,772     159,994
                                                              ----------- -----------
Financing Activities:
  Net decrease in short-term debt............................    (71,900)    (14,400)
  Issuance of rate reduction bonds...........................    155,000        -
  Reacquisitions and retirements of long-term debt...........    (99,022)    (94,150)
  Reacquisitions and retirements of preferred stock..........    (36,500)     (1,500)
  Retirement of capital lease obligation.....................    (34,200)       -
  Repurchase of common shares................................    (15,000)    (90,000)
  Cash dividends on preferred stock..........................     (1,076)     (1,399)
  Cash dividends on common stock.............................     (5,998)       -
                                                              ----------- -----------
Net cash flows used in financing activities..................   (108,696)   (201,449)
                                                              ----------- -----------
Net decrease in cash for the period..........................       (984)       (838)
Cash - beginning of period...................................        985         950
                                                              ----------- -----------
Cash - end of period......................................... $        1  $      112
                                                              =========== ===========

The accompanying notes are an integral part of these financial statements.




         WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

                Management's Discussion and Analysis of
             Financial Condition and Results of Operations


WMECO is a wholly owned subsidiary of NU. This discussion should be read in conjunction with NU's management's discussion and analysis of financial condition and results of operations, consolidated financial statements and footnotes in this Form 10-Q, the First Quarter 2001 Form 10-Q, current reports on Form 8-K dated April 11, 2001, and May 17, 2001, and the
NU 2000 Form 10-K.

RESULTS OF OPERATIONS

The components of significant income statement variances for the second quarter of 2001 and the first six months of 2001 are provided in the table below.

                                         Income Statement Variances
                                           (Millions of Dollars)

                                           2001 over/(under) 2000
                                           ----------------------
                                     Second               Six
                                     Quarter   Percent   Months   Percent
                                     -------   -------   ------   -------
Operating Revenues                    $(13)      (11)%   $  1         -%
Operating Expenses:
Fuel, purchased and net
  interchange power                     21        36       45        36
Other operation                         (3)      (15)      (2)       (6)
Maintenance                             (8)      (75)      (6)      (30)
Depreciation                            (1)      (28)      (2)      (16)
Amortization of regulatory
  assets, net                          (15)       (a)     104        (a)
Federal and state income taxes           -         -       (2)      (28)
Taxes other than income taxes           (1)      (26)      (1)      (13)
Gain on sale of utility plant            -         -     (123)       (a)
                                      ----      ----     ----       ---
Total operating expenses                (7)       (6)      13         6
                                      ----      ----     ----       ---
Operating income                        (6)      (63)     (12)      (50)
                                      ----      ----     ----       ---
Other Income/(Loss):
Other, net                               2        (a)       1        58
Income taxes                            (1)       (a)      (4)      (91)
                                      ----      ----     ----       ---
Other income, net                        1        (a)      (3)       (a)
Interest charges, net                   (4)      (61)      (6)      (47)
                                      ----      ----     ----       ---
Net income                            $ (1)      (49)%   $ (9)      (65)%
                                      ====      ====     ====       ===
(a) Percent greater than 100.

Comparison of the Second Quarter 2001 to the Second Quarter of 2000

Operating Revenues
Total revenues decreased by $13 million or 11 percent in the second quarter of 2001, compared with the same period in 2000, primarily due to lower wholesale revenues ($23 million), partially offset by higher retail revenues ($10 million). Wholesale revenues decreased primarily due to the sale of the Millstone units at the end of the first quarter of 2001. Retail revenues were higher primarily due to an increase in the standard offer service rate. Retail sales were the same as the second quarter of 2000.

Fuel, Purchased and Net Interchange Power
Fuel, purchased and net interchange power expense increased in 2001, primarily due to higher purchased power costs associated with the standard offer supply.

Other Operation and Maintenance
Other O&M expenses decreased by $11 million in 2001, primarily due to lower nuclear expenses ($12 million) as a result of the sale of the Millstone units at the end of the first quarter of 2001.

Depreciation
Depreciation decreased in 2001, primarily due to the sale of the Millstone units.

Amortization of Regulatory Assets, Net
Amortization of regulatory assets, net decreased in 2001, primarily due to lower amortization related to restructuring.

Other, Net
Other, net increased in 2001, primarily due to the settlement, in 2000, of Millstone-related litigation, net of insurance proceeds ($3 million).

Interest Charges, Net
Interest charges, net decreased in 2001, primarily due to lower long-term debt outstanding in 2001.

Comparison of the First Six Months of 2001 to the First Six Months of 2000

Operating Revenues
Total revenues were slightly higher by $1 million in the first six months of 2001, as compared to the same period in 2000. Higher retail revenues ($30 million) were partially offset by lower wholesale revenues ($29 million). Retail revenues were higher primarily due to an increase in the standard offer service rate. Retail sales were 0.9 percent higher in 2001. Wholesale revenues decreased due to the sale of the Millstone units at the end of the first quarter of 2001.

Fuel, Purchased and Net Interchange Power
Fuel, purchased and net interchange power expense increased in 2001, primarily due to higher purchased power costs associated with the standard offer supply.

Other Operation and Maintenance
Other O&M expenses decreased by $8 million in 2001, primarily due to lower nuclear expenses ($9 million) as a result of the sale of the Millstone units, and lower transmission expenses ($3 million), partially offset by higher administrative and general expenses ($6 million), primarily due to pension credits recorded in the second quarter of 2000 associated with the sale of certain fossil and hydroelectric generation assets.

Depreciation
Depreciation decreased in 2001, primarily due to the sale of the Millstone units.

Amortization of Regulatory Assets, Net
Amortization of regulatory assets, net increased in 2001, primarily due to the amortization in 2001 of the gain on sale of the Millstone units ($123 million), partially offset by lower amortization related to restructuring.

Gain on Sale of Utility Plant
WMECO recorded a gain on the sale of its ownership share in the Millstone units. A corresponding amount of amortization expense was recorded.

Other, Net
Other, net increased in 2001, primarily due to the settlement, in 2000, of Millstone-related litigation, net of insurance proceeds ($3 million).

Interest Charges, Net
Interest charges, net decreased in 2001, primarily due to lower long-term debt outstanding in 2001.

LIQUIDITY
Although WMECO's earnings declined for the six months ended June 30, 2001, as compared to the same period in 2000, its cash flows provided by operating activities increased primarily due to the effects of the Millstone sale. The earnings decline in 2001 is attributed to the delay in the transfer of certain hydroelectric generation assets to an affiliated company in 2000.

On May 17, 2001, WMECO issued $155 million of rate reduction certificates. WMECO utilized most of the proceeds from this transaction by the end of the second quarter of 2001. Approximately $100 million was used to buyout a high-cost, long-term purchased-power contract WMECO had with a certain independent power producer. WMECO and CL&P used another $180 million to repay their respective obligations under the Niantic Bay Fuel Trust. WMECO used $36.6. million of the proceeds to repay the last of its preferred stock and used $100 million to repay all of its first mortgage bonds and extinguish its mortgage indenture. As a result of WMECO repaying its first mortgage bonds, Fitch upgraded WMECO's unsecured debt ratings on July 9, 2001, to BBB+ from BBB.

WMECO returned approximately $18 million to the parent company in the first half of 2001 either in the form of dividends or subsidiary stock repurchases.

Primarily as a result of the cash held by the parent company and another $177 million held by CL&P as of June 30, 2001, WMECO, NU, CL&P, and Yankee Gas had no borrowings outstanding under their aggregate $710 million of lines of credit as of June 30, 2001.



                 Northeast Utilities and Subsidiaries
       The Connecticut Light and Power Company and Subsidiaries
       Public Service Company of New Hampshire and Subsidiaries
        Western Massachusetts Electric Company and Subsidiary


NOTES TO FINANCIAL STATEMENTS (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (All Companies)

     A.   Presentation

          The accompanying unaudited financial statements should be read in conjunction with management's discussion and analysis of financial condition and results of operations in this Form 10-Q, the First Quarter 2001 Form 10-Q and the Annual Reports of Northeast Utilities (NU), The Connecticut Light and Power Company (CL&P), Public Service Company of New Hampshire (PSNH), and Western Massachusetts Electric Company (WMECO), which were filed as part of the NU 2000 Form 10-K, and the current reports on Form 8-K dated
          April 11, 2001, April 24, 2001, April 25, 2001, May 17,
          2001, June 28, 2001, July 10, 2001, and July 24, 2001.  The
          accompanying financial statements contain, in the opinion of management, all adjustments necessary to present fairly NU's and each NU system company's financial position as of June 30, 2001, the results of operations for the three-month and six-month periods ended June 30, 2001 and 2000, and statements of cash flows for the six-month periods ended June 30, 2001 and 2000. All adjustments are of a normal, recurring nature except those described in Notes 1C and 2. The results of operations for the three-month and six-month periods ended June 30, 2001 and 2000, are not indicative of the results expected for a full year.

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

     B.   Regulatory Accounting and Assets

          The accounting policies of the NU system operating companies and the accompanying consolidated financial statements conform to accounting principles generally accepted in the United States applicable to rate-regulated enterprises and historically reflect the effects of the rate-making process in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." In 1999, CL&P and WMECO discontinued the application of SFAS No. 71 for the generation portion of their businesses. During the fourth quarter of 2000, PSNH discontinued the application of SFAS No. 71 for the generation portion of its business.

          In March 2001, CL&P and WMECO sold their ownership interests in the Millstone units, and the gain on the sale was used to offset recoverable nuclear costs. Also in March 2001, CL&P issued rate reduction bonds and used a portion of those proceeds to buyout or buydown certain contracts with independent power producers. These payments were recorded as regulatory assets.

          In April 2001, PSNH issued rate reduction bonds and used a portion of those proceeds to retire preferred stock and buydown the Seabrook Power Contracts with North Atlantic Energy Corporation (NAEC), an affiliated company.

          In May 2001, WMECO issued rate reduction certificates and used those proceeds to reduce its purchased-power obligations and to repay short-term debt.

          As a result of the issuance of rate reduction bonds and certificates, certain regulatory assets, which are collateral, have been separately segregated as securitized regulatory assets and are being collected through a specified reconciling customer charge.

          CL&P's, PSNH's and WMECO's transmission and distribution businesses will continue to be cost-based, and management believes the application of SFAS No. 71 to that portion of those businesses continues to be appropriate. Management also believes it is probable that the NU system operating companies will recover their investments in long-lived assets, including regulatory assets, through charges to their transmission and distribution customers. These costs will be recovered over a period of time ranging from 7 to 26 years, subject to certain adjustments. Stranded costs for CL&P and WMECO will be recovered through a transition charge over a 12-year period. PSNH has three categories of stranded costs. Part 1 costs are securitized regulatory assets that are recovered over the life of the rate reduction bonds. Part 2 costs are ongoing costs consisting of nuclear decommissioning and independent power producer costs that are recovered as incurred, over the time period
          PSNH is responsible for those costs. Part 3 costs are nonsecuritized regulatory assets which must be recovered by a recovery end date to be determined in accordance with the "Agreement to Settle PSNH Restructuring" (Settlement
          Agreement), or which will be written off as stipulated by that Settlement Agreement. Based on current projections, PSNH expects to fully recover all of its Part 3 costs by the recovery end date. In addition, all material regulatory assets are earning a return. The components of the NU system companies' regulatory assets are as follows:

          --------------------------------------------------------------
                                            June 30,     December 31,
          (Millions of Dollars)               2001           2000
          --------------------------------------------------------------
          Recoverable nuclear costs         $1,509.7       $2,565.8
          Securitized assets                 1,375.3             -
          Income taxes, net                    473.7          504.7
          Unrecovered contractual obligations   79.1          255.8
          Recoverable energy costs, net        351.5          332.5
          Other                                288.5          252.0
          --------------------------------------------------------------
          Totals                            $4,077.8       $3,910.8
          --------------------------------------------------------------

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

          For those contracts that do not meet the hedging requirements, the changes in fair value of those contracts were recognized currently in earnings. As explained within
          Note 3, commodity derivatives that are utilized for trading purposes, are accounted for using the mark-to-market method, under Emerging Issues Task Force (EITF) Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities."

          Transfer of Assets and Securitization: In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." This statement revises the accounting standards for securitizations and other transfers and servicing of financial assets and collateral and requires certain disclosures. SFAS No. 140 is effective for transfers and servicing of financial assets occurring after March 31, 2001. This statement is also effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000.

          Business Combinations: In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations. All business combinations in the scope of this statement are to be accounted for using the purchase method.

          Goodwill and Other Intangible Assets: Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. It requires that certain goodwill and intangible assets acquired after June 30, 2001, not be amortized and certain other goodwill and intangible assets not be amortized effective January 1, 2002. This statement also requires that goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. Based on the goodwill and intangible assets maintained by the NU system companies, management believes that upon adoption of SFAS No. 142, annual goodwill amortization expense will be reduced by approximately $10.4 million. However, upon adoption of the impairment testing rules under SFAS No. 142, there may be a cumulative effect of an accounting change which management has not evaluated at this time.

2.   COMMITMENTS AND CONTINGENCIES

     A.   Restructuring (PSNH, WMECO)

          New Hampshire: In January 2001, the New Hampshire Supreme Court upheld a comprehensive restructuring order based on the Settlement Agreement. On April 16, 2001, two of the appellants requested a review of the New Hampshire Supreme Court decision by the United States Supreme Court (Court). On June 18, 2001, the Court refused to hear the appeal.

          In April 2001, the New Hampshire legislature passed a bill amending the existing restructuring legislation and materially changing a portion of the Settlement Agreement. This legislation was signed by the Governor of New Hampshire on May 22, 2001. The new legislation delays the sale of PSNH's approximately 1,200 megawatts of fossil and hydroelectric generation assets to no sooner than 33 months after May 1, 2001, the day customer choice was implemented in New Hampshire (Competition Day), or February 2004. The new legislation requires PSNH to supply transition service to residential and small commercial customers until at least 57 months after Competition Day, and requires that transition service be provided at fixed rates for certain classes of customers for the first 33 months after Competition Day. The old law would have required divestiture of PSNH's fossil and hydroelectric generation assets during 2001.

          The delay in the sale of PSNH's fossil and hydroelectric generation assets should minimize any deferrals caused by the provision for transition service at fixed prices. However, management cannot precisely quantify the impacts of the delay in the sale of PSNH's fossil and hydroelectric generation assets and the extension of transition service at fixed rates on its financial position, including the recovery of certain stranded costs, as well as its results of operations. Although PSNH no longer applies SFAS No. 71 for the generation portion of its business, it expects to fully recover all operating costs related to its generation assets, including a return, under the terms of the Settlement Agreement. In addition, management believes that an adverse impact related to the recovery of certain stranded costs is unlikely.

          The new legislation did not delay the planned sale of CL&P's and NAEC's shares of Seabrook. An agent to administer the sales process is expected to be named by the end of August 2001, and NU believes the sale will be completed in 2002.

          Massachusetts: During the first quarter of 2000 WMECO filed its first annual stranded cost reconciliation filing covering the period March 1, 1998 through December 31, 1999. The hearing and briefing processes related to this filing were completed during the second quarter of 2001. A Massachusetts Department of Telecommunications and Energy
          (DTE) decision is expected by the end of 2001. On March 30, 2001, WMECO also filed its second annual stranded cost reconciliation with the DTE for calendar year 2000 with the related review and hearing processes scheduled for the second half of 2001. The cumulative deferral of unrecovered stranded costs as filed, is approximately $4 million. Management believes these costs are fully recoverable.

     B.   Long-Term Contractual Arrangements (Select Energy)

          Select Energy, Inc. (Select Energy) maintains long-term agreements to purchase energy in the normal course of business as part of its portfolio of resources to meet its actual or expected sales commitments. The aggregate amount of these purchase contracts was $2.1 billion at June 30, 2001. These contracts extend through 2005 as follows (millions of dollars):

          Year
          ----
          2001                $  921.5
          2002                   717.1
          2003                   408.3
          2004                    41.2
          2005                    28.4
                              --------
          Total               $2,116.5
                              ========

3.   MARKET RISK AND RISK MANAGEMENT INSTRUMENTS (Select Energy,
     Yankee, Yankee Gas)

     Competitive Energy Subsidiaries: Select Energy provides both firm requirement energy services to its customers and engages in energy trading and marketing activities. Select Energy manages its exposure to risk from existing contractual commitments and provides risk management services to its customers through forward contracts, futures, over-the-counter swap agreements, and options (commodity derivatives).

     Select Energy has utilized the sensitivity analysis methodology to disclose the quantitative information for its commodity price risks. Sensitivity analysis provides a presentation of the potential loss of future earnings, fair values or cash flows from market risk-sensitive instruments over a selected time period due to one or more hypothetical changes in commodity prices, or other similar price changes.

     Commodity Price Risk - Trading Activities: As a market participant in the Northeast area of the United States, Select Energy conducts commodity-trading activities in electricity and its related products, natural gas and oil and, therefore, experiences net open positions. Select Energy manages these open positions with strict policies which limit its exposure to market risk and require daily reporting to management of potential financial exposure. Commodity derivatives utilized for trading purposes are accounted for using the mark-to-market method, under EITF No. 98-10. Under this methodology, these instruments are adjusted to market value, and the unrealized gains and losses are recognized in income in the current period in the consolidated statements of income as fuel, purchased and net interchange power and in the consolidated balance sheets as prepayments and other. The mark-to-market position at June 30, 2001, was a positive $68 million.

     Under sensitivity analysis, the fair value of the portfolio is a function of the underlying commodity, contract prices and market prices represented by each derivative commodity contract. For swaps, forward contracts and options, market value reflects management's best estimates considering over-the-counter quotations, time value and volatility factors of the underlying commitments. Exchange-traded futures and options are recorded at market, based on closing exchange prices.

     As of June 30, 2001, Select Energy has calculated the market price resulting from a 10 percent unfavorable change in forward market prices. That 10 percent change would result in approximately a $4 million decline in the fair value of the Select Energy trading portfolio. In the normal course of business, Select Energy also faces risks that are either nonfinancial or nonquantifiable. Such risks principally include credit risk, which is not reflected in the sensitivity analysis above.

     Commodity Price Risk - Nontrading Activities: Select Energy utilizes derivative financial and commodity instruments (derivatives), including futures and forward contracts, to reduce market risk associated with fluctuations in the price of electricity and natural gas sold under firm commitments with certain customers. Select Energy also utilizes derivatives, including price swap agreements, call and put option contracts, and futures and forward contracts, to manage the market risk associated with a portion of its anticipated supply requirements. These derivative instruments have been designated as cash flow hedging instruments.

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

     Select Energy has determined a hypothetical change in the fair value for its nontrading electricity, natural gas and oil contracts, assuming a 10 percent unfavorable change in forward market prices. As of June 30, 2001, an unfavorable 10 percent change in forward market price would have resulted in a decrease in fair value of approximately $17 million.

     The impact of a change in electricity, natural gas and oil prices on Select Energy's nontrading contracts on June 30, 2001, is not necessarily representative of the results that will be realized when these contracts are physically delivered.

     Select Energy also maintains natural gas service agreements with certain customers to supply gas at fixed prices for terms extending through 2003. Select Energy has hedged its gas supply risk under these agreements through NYMEX contracts. Under these contracts, the purchase price of a specified quantity of gas is effectively fixed over the term of the gas service agreements, which extend through 2003. As of June 30, 2001, the NYMEX contracts had a notional value of $75.2 million and a negative mark-to-market position of $17.2 million.

     Derivative Cash Flow Hedge Accounting: Derivative instruments recorded which were effective cash flow hedges resulted in an increase in other comprehensive income of $19.5 million upon the adoption of SFAS No. 133. During the first six months of 2001, $13.7 million was reclassified from other comprehensive income upon the conclusion of these hedged transactions and recognized in earnings. An additional $1 million was recognized in earnings for those derivatives that were determined to be ineffective. Also, during the second quarter of 2001, new cash flow hedge transactions were entered into which hedge cash flows through 2005. As a result of these new transactions and market value changes since January 1, 2001, other comprehensive income decreased by $34 million. Accumulated other comprehensive income at June 30, 2001 was a negative $27.3 million (decrease to equity) relating to hedged transactions and it is estimated that $19.9 million will be reclassified as a charge to earnings within the next twelve months. Cash flows from the hedge contracts are reported in the same category as cash flows from the hedged assets.

     These estimates do not include certain long-term energy and option-type contracts which management believes represent "normal purchases and sales." The accounting for these types of contracts has been cleared by the FASB in the second quarter of 2001 and will be implemented in the third quarter of 2001.
     Management does not believe that the recording of these transactions in accordance with the aforementioned FASB guidelines will have a material effect on the consolidated financial statements.

     Regulated Entities:

     Interest Rate Risk - Nontrading Activities: NU manages its interest rate risk exposure by maintaining a mix of fixed and variable rate debt. In addition, Yankee Energy System, Inc. (Yankee) has entered into an interest rate sensitive derivative. Yankee uses swap instruments with financial institutions to exchange fixed-rate interest obligations to a blend between fixed and variable-rate obligations without exchanging the underlying notional amounts. These instruments convert fixed interest rate obligations to variable rates. The notional amounts parallel the underlying debt levels and are used to measure interest to be paid or received and do not represent the exposure to credit loss. As of June 30, 2001, Yankee had outstanding agreements with a total notional value of $48 million and a negative mark-to-market position of $0.4 million.

     Commodity Price Risk - Nontrading Activities: Yankee Gas Services Company (Yankee Gas) maintains a master swap agreement with one customer to supply gas at fixed prices for a 10-year term extending through 2005. Under this master swap agreement, the purchase price of a specified quantity of gas is effectively fixed over the term of the gas service agreement, which extends through 2005. As of June 30, 2001, the commodity swap agreement had a notional value of $15.4 million and a negative mark-to-market position of $0.3 million, which is included within the $27.3 million reported for accumulated other comprehensive income related to hedging activities.

4.   COMPREHENSIVE INCOME (NU, CL&P, PSNH, WMECO)

     The total comprehensive income, which includes all comprehensive income items, for the NU system is as follows:

                                     Six Months Ended June 30,
                                     -------------------------
                                   2001                    2000
                                   ----                    ----
                                     (Millions of Dollars)

     NU Consolidated             $130.7                  $86.8
     CL&P                          54.0                   64.2
     PSNH                          42.0                   29.0
     WMECO                          3.7                   12.6

     Accumulated other comprehensive income mark-to-market adjustments of NU's qualified cash flow hedging instruments are as follows:

     -------------------------------------------------------------------
     (Millions of Dollars)                                June 30, 2001
     -------------------------------------------------------------------

     Balance at January 1, 2001 (Inception date)              $ 19.5
                                                              ------
     Hedged transactions recognized into earnings              (12.8)

     Change in fair value                                      (14.8)

     Cash flow transactions entered into for the period        (19.2)
                                                              ------
     Net change associated with the current period
       hedging transactions                                    (46.8)
     -------------------------------------------------------------------
     Total included in accumulated other
       comprehensive income                                   $(27.3)
     -------------------------------------------------------------------

5.   EARNINGS PER SHARE (NU)

     Earnings per share (EPS) is computed based upon the weighted average number of common shares outstanding during each period. Diluted EPS is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect if certain securities are converted into common stock.

     The following table sets forth the components of basic and diluted EPS:

     --------------------------------------------------------------------
     (Millions of Dollars,                 Six Months Ended June 30,
     except share information)              2001               2000
     --------------------------------------------------------------------
     Income after interest charges        $186.4               $95.5
     Preferred dividends
       of subsidiaries                       5.1                 8.7
     --------------------------------------------------------------------
     Income before cumulative effect
       of accounting change               $181.3               $86.8
     Cumulative effect
       of accounting change,
       net of tax benefit                  (22.4)                 -
     --------------------------------------------------------------------
     Net income                           $158.9               $86.8
     --------------------------------------------------------------------
     Basic EPS common shares
       outstanding (average)         138,910,719         139,476,432
     Dilutive effect of employee
       stock options                     346,249             579,178
     --------------------------------------------------------------------
     Diluted EPS common shares
       outstanding (average)         139,256,968         140,055,610
     --------------------------------------------------------------------
     Basic and Diluted EPS:
     Income before cumulative effect
       of accounting change                $1.30               $0.62
     Cumulative effect
       of accounting change,
       net of tax benefit                  (0.16)                -
     --------------------------------------------------------------------
     Net income                            $1.14               $0.62
     --------------------------------------------------------------------

6.   SEGMENT INFORMATION (NU)

     The NU system is organized between regulated utilities (electric and gas since March 1, 2000) and competitive energy subsidiaries. The regulated utilities segment represented approximately 73 percent and 87 percent of the NU system's total revenues for the six months ended June 30, 2001 and 2000, respectively, and is comprised of several business units.

     Regulated utilities revenues primarily are derived from residential, commercial and industrial customers and are not dependent on any single customer. The competitive energy subsidiaries segment has two major customers, one unaffiliated company and CL&P. The purchases by these customers represented approximately 14 percent and 25 percent, respectively, of total competitive energy subsidiaries' revenues for the six months ended June 30, 2001. The purchases by these customers represented approximately 19 percent and 36 percent, respectively, of total competitive energy subsidiaries' revenues for the six months ended June 30, 2000.

     The competitive energy subsidiaries segment in the following table includes Select Energy Services, Inc. (formerly HEC Inc.), a provider of energy management, demand-side management and related consulting services for commercial, industrial and institutional electric companies and electric utility companies; Holyoke Water Power Company, a company engaged in the production and distribution of electric power; Northeast Generation Company, a corporation that acquires and manages generation facilities; Northeast Generation Services Company, a corporation that maintains and services any fossil or hydroelectric facility that is acquired or contracted with for fossil or hydroelectric generation services, and its subsidiaries and; Select Energy, a corporation engaged in the marketing, transportation, storage, and sale of energy commodities, at wholesale, in designated geographical areas and in the marketing of electricity to retail customers.

     Other, in the following table, includes the results of Mode 1 Communications, Inc., an investor in a fiber-optic communications network. Other also includes the results of the nonenergy related subsidiaries of Yankee. Interest expense included in Other primarily relates to the debt of NU parent. Inter-segment eliminations of revenues and expenses are also included in Other.

-------------------------------------------------------------------------
                     For the Six Months Ended June 30, 2001
-------------------------------------------------------------------------
                                    Competitive   Eliminations
(Millions of   Regulated Utilities    Energy          and
  Dollars)      Electric    Gas    Subsidiaries      Other      Total
-------------------------------------------------------------------------
Operating
  revenues    $ 2,219.5  $ 240.4   $ 1,324.2       $(400.3) $  3,383.8
Operating
  expenses     (2,071.1)  (222.7)   (1,295.4)        407.2    (3,182.0)
-------------------------------------------------------------------------
Operating
  income          148.4     17.7        28.8           6.9       201.8
Other
  income/
  (loss)           62.6     (0.1)        3.6          57.2       123.3
Interest
  charges         (94.7)    (7.0)      (23.0)        (14.0)     (138.7)
Preferred
  dividends        (5.1)     -            -            -          (5.1)
-------------------------------------------------------------------------
Income before
  cumulative
  effect of
  accounting
  change          111.2     10.6         9.4          50.1       181.3
Cumulative
  effect of
  accounting
  change,
  net of
  tax benefit       -        -         (22.0)         (0.4)      (22.4)
-------------------------------------------------------------------------
Net income/
  (loss)      $   111.2  $  10.6   $   (12.6)      $  49.7   $   158.9
-------------------------------------------------------------------------
Total assets  $ 9,155.7  $ 848.4   $   670.4       $(513.8)  $10,160.7
-------------------------------------------------------------------------


-------------------------------------------------------------------------
                     For the Six Months Ended June 30, 2000
                                    Competitive   Eliminations
(Millions of   Regulated Utilities    Energy          and
  Dollars)      Electric    Gas    Subsidiaries      Other      Total
-------------------------------------------------------------------------
Operating
  revenues    $ 2,332.6   $ 91.3     $ 881.7       $(508.3)  $ 2,797.3
Operating
  expenses     (2,116.2)   (84.1)     (858.8)        496.3    (2,562.8)
-------------------------------------------------------------------------
Operating
  income/
  (loss)          216.4      7.2        22.9         (12.0)      234.5
Other
  income/
  (loss)           15.9     (1.7)        2.1          (8.9)        7.4
Interest
  charges        (101.8)    (5.1)      (21.5)        (18.0)     (146.4)
Preferred
  dividends        (8.7)      -           -            -          (8.7)
-------------------------------------------------------------------------
Net income/
  (loss)      $   121.8   $  0.4     $   3.5       $ (38.9)  $    86.8
-------------------------------------------------------------------------
Total assets  $ 8,466.4   $848.2     $ 720.5       $ 727.1   $10,762.2
-------------------------------------------------------------------------


                    PART II.   OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

1.   Merger-Related Shareholder Lawsuits

An action was brought in the federal court in New York alleging that NU, Consolidated Edison, Inc. (Con Edison), and NU's Trustees violated their fiduciary duties and Section 14(a) of the Securities Exchange Act of 1934 by failing to disclose, in the joint proxy statement relating to the proposed merger between NU and Con Edison (Merger), material information about the Indian Point nuclear generating plant. To avoid a preliminary injunction proceeding in this action, and the possibility of the cancellation of the April 14, 2000, shareholders' vote on the Merger, Con Edison and NU sent a supplement to the joint proxy statement to the companies' shareholders concerning Indian Point issues. The parties recently reached a final settlement of this action, subject to court approval, by which a class will be certified, any counsel fees awarded by the court will be paid by Con Edison, the
Section 14(a) claim will be dismissed with prejudice and the breach of fiduciary claim will be dismissed without prejudice. The court issued a preliminary order certifying the class action for settlement purposes and on July 13, 2001, entered judgment approving the settlement. Related class actions pending in the New York state courts have also been dismissed as moot.

2.   Property Tax Litigation - City of Meriden, Connecticut

In fiscal year 1996, both Yankee Gas and CL&P received revised property tax bills from the City of Meriden (City) for tax years 1991 through 1994. The revised tax bills reflected a reassessment of property using a different methodology than the method previously accepted by the City. As a result of the City's reassessment, CL&P's total assessment doubled, while Yankee Gas' nearly tripled. For the tax years 1995 through 1999, the City continued to assess the personal property of CL&P and Yankee Gas using the new method.

Yankee Gas and CL&P filed a lawsuit against the City, which included, among other things, an appeal of the reassessments and a claim of wrongful assessment. A trial commenced in December 2000.

Throughout the dispute with the City concerning the revaluation of personal property for the tax years 1991 through 1999, Yankee Gas and CL&P continued to pay their respective tax obligations to the City, however withholding 25 percent of that amount as allowed by law.

On April 20, 2001, the Connecticut Superior Court ruled in favor of Yankee Gas and CL&P and ordered that the City refund a total of approximately $15.6 million to the two companies. This amount includes interest at 8 percent plus the payments made under protest. In total, the City was ordered to pay Yankee Gas $10.4 million and CL&P $5.2 million.

On May 7, 2001, the City filed its appeal of the April 20, 2001 decision, raising nine separate issues for the Connecticut Appellate Court to consider. On May 8, 2001, and as amended on May 25, 2001, the City filed a motion to stay the execution of the judgment pending the appeal of the decision.
On June 27, 2001, the City was ordered to pay Yankee Gas and CL&P by
July 15, 2001, all interest on the judgment and also make monthly interest payments. Accordingly, the City's first payment was due July 15, 2001, in the approximate amount of $0.4 million and, thereafter, payments of approximately $0.1 million must be made by the 15th of each month.
The July 2001 payment was not made per agreement of the parties, as settlement discussions are in process covering the lawsuit, all related appeals and any disputes relating to the companies' October 1, 2000 assessment.

3.   Federal Energy Regulatory Commission (FERC) - Installed
     Capability (ICAP) Deficiency Charge

On March 30, 2001, the First Circuit U.S. Appeals Court (First Circuit) granted a request for stay in the ICAP proceeding and, in response, FERC made effective a $0.17 per kilowatt-month charge for an indefinite period beginning April 1, 2001. On April 27, 2001, NU filed a request for a rehearing of FERC's order claiming that it was unlawful to put into effect a rate that has never been found to be just and reasonable under the Federal Power Act. On May 4, 2001, FERC denied the rehearing request.

On June 4, 2001, the Independent System Operator (ISO) filed a proposed ICAP charge that would range from $2.00 to $4.87, depending on whether a load-serving entity had been deficient in prior months and on market conditions. The ISO requested that the proposed rate be made effective August 1, 2001, until it files a superseding proposal for implementation beginning in 2002.

On June 8, 2001, the First Circuit issued its decision supporting the $8.75 charge and lifting its stay. The court permitted the FERC to reinstate the $8.75 charge "at once" or at a "future date." On June 15, 2001, NU filed a motion with FERC to reinstitute the $8.75 rate immediately to make it effective as of April 1, 2001 (the date specified in the order on appeal). A number of parties have filed pleadings both supporting and opposing immediate reinstatement of the $8.75 deficiency charge.

On July 2, 2001, NU filed its appeal of the March 30, 2001, and May 4, 2001, FERC orders imposing the $0.17 rate from August 1, 2000 to April 1, 2001.

4.   Yankee Gas Rate Filing

On July 24, 2001, Yankee Gas filed a request with the Connecticut Department of Public Utility Control to raise the base rate that Yankee Gas charges for natural gas service by an average of 7.64 percent, or $29.2 million annually. If approved, the new rates would take effect January 1, 2002. Yankee Gas is also requesting approval of a special mechanism to recover future capital costs for an estimated $190 million system expansion effort, which is already under way, and construction of a new liquefied natural gas facility. In addition, Yankee Gas is proposing an earnings sharing mechanism under which all earnings in excess of 100 basis points, above an allowed return on equity, be shared 50 percent/50 percent between customers and shareholders. The rate filing also includes a service quality plan that would either reward or penalize Yankee Gas based on its performance relative to five service quality measures. The rate case will be conducted in two phases. The first phase will determine Yankee Gas' revenue requirements. A decision on Phase 1 is expected in late 2001. Phase 2 is expected to commence in early 2002.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NU.  At the Annual Meeting of Shareholders of NU held on June 28,
2001, the following eleven nominees were elected to serve on the Board of Trustees by the votes set forth below:

                               For         Withheld         Total

1.  Cotton M. Cleveland    112,932,772     2,851,595     115,784,367
2.  Sanford Cloud, Jr.     112,984,106     2,800,261     115,784,367
3.  E. Gail de Planque     113,009,834     2,774,533     115,784,367
4.  John H. Forsgren       113,052,343     2,732,024     115,784,367
5.  Raymond L. Golden      113,019,643     2,764,724     115,784,367
6.  Elizabeth T. Kennan    112,821,779     2,962,588     115,784,367
7.  Michael G. Morris      112,886,927     2,897,440     115,784,367
8.  William J. Pape II     112,760,975     3,023,392     115,784,367
9.  Robert E. Patricelli   112,988,008     2,796,359     115,784,367
10. John F. Swope          112,980,651     2,803,716     115,784,367
11. John F. Turner         113,000,749     2,783,618     115,784,367

NU's shareholders also adopted an employee share purchase plan. The vote approving such plan was 108,593,824 votes in favor and 5,787,587 votes against, with 1,402,956 abstentions and broker nonvotes.

NU's shareholders also ratified the Board of Trustees' selection of Arthur Andersen LLP to serve as independent auditors of NU and its subsidiaries for 2001. The vote ratifying such selection was 112,667,082 votes in favor and 2,244,457 votes against, with 872,828 abstentions and broker nonvotes.

CL&P. In a written Consent in Lieu of an Annual Meeting of Stockholders of CL&P (Consent) dated May 1, 2001, stockholders voted to fix the number of directors for the ensuing year at three. The vote fixing the number of directors at three was 7,584,884 shares in favor, representing 100 percent of the issued and outstanding shares of common stock of CL&P. Through the Consent, the following three directors were elected, each by a vote of 7,584,884 shares in favor, to serve on the Board of Directors for the ensuing year: David H. Boguslawski, Cheryl W. Grise, and Rodney O. Powell.

PSNH. At the Annual Meeting of Stockholders of PSNH held on May 14, 2001, stockholders voted to fix the number of directors for the ensuing year at eight. The vote fixing the number of directors at eight was 388 shares in favor, representing 100 percent of the issued and outstanding shares of common stock of PSNH. At the Annual
Meeting, the following eight directors were elected, each by a vote of 388 shares in favor, to serve on the Board of Directors for the ensuing year: David H. Boguslawski, John C. Collins, John H. Forsgren, Cheryl W. Grise, Gerald Letendre, Gary A. Long, Michael G. Morris, and Jane E. Newman.

WMECO. In a written Consent in Lieu of an Annual Meeting of Stockholders of WMECO (Consent) dated June 7, 2001, stockholders voted to fix the number of directors for the ensuing year at eight. The vote fixing the number of directors at eight was 590,093 shares in favor, representing 100 percent of the issued and outstanding shares of common stock of WMECO. Through the Consent, the following eight directors were elected, each by a vote of 590,093 shares in favor, to serve on the Board of Directors for the ensuing year: David H. Boguslawski, James E. Byrne, John H. Forsgren, Cheryl W. Grise, Kerry
J. Kuhlman, Paul J. McDonald, Michael G. Morris, and Melinda M.
Phelps.

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

     o  NU's earnings press release for the first quarter ended March 31, 2001.

     NU, PSNH and PSNH Funding LLC (PSNH Funding) filed current reports on Form 8-K dated April 25, 2001, disclosing:

     o The closing on the sale of $525 million of rate reduction bonds through PSNH's subsidiary, PSNH Funding.

     NU, WMECO and WMECO Funding LLC (WMECO Funding) filed current reports on Form 8-K dated May 17, 2001, disclosing:

     o The closing on the sale of $155 million of rate reduction certificates through WMECO's subsidiary, WMECO Funding.

     NU filed a current report on Form 8-K dated June 28, 2001, disclosing:

     o The declaration of a dividend of $0.125 per share payable on September 28, 2001, to shareholders of record as of September 1, 2001, and the announcement of three proposed strategic transmission projects.

     NU filed a current report on Form 8-K dated July 10, 2001, disclosing:

     o The authorization by the NU Board of Trustees of the repurchase of up to 15 million NU common shares by July 1, 2003, and the election of two new trustees.

     NU filed a current report on Form 8-K dated July 24, 2001, disclosing:

     o NU's earnings press release for the second quarter and six months ended June 30, 2001.


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


                                        NORTHEAST UTILITIES
                                        -------------------
                                          Registrant



Date:  August 9, 2001          By  /s/ John H. Forsgren
                                   -------------------------------------
                                       John H. Forsgren
                                       Vice Chairman,
                                       Executive Vice President
                                       and Chief Financial Officer


Date:  August 9, 2001          By  /s/ John J. Roman
                                   -------------------------------------
                                       John J. Roman
                                       Vice President and Controller


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


                              THE CONNECTICUT LIGHT AND POWER COMPANY
                              ---------------------------------------
                                          Registrant



Date:  August 9, 2001          By  /s/ Randy A. Shoop
                                   -------------------------------------
                                       Randy A. Shoop
                                       Treasurer



Date:  August 9, 2001          By  /s/ John P. Stack
                                   -------------------------------------
                                       John P. Stack
                                       Controller

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


                              PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
                              ---------------------------------------
                                          Registrant



Date:  August 9, 2001          By  /s/ David R. McHale
                                   -------------------------------------
                                       David R. McHale
                                       Vice President and Treasurer



Date:  August 9, 2001          By  /s/ John J. Roman
                                   -------------------------------------
                                       John J. Roman
                                       Vice President and Controller

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


                                WESTERN MASSACHUSETTS ELECTRIC COMPANY
                                --------------------------------------
                                             Registrant



Date:  August 9, 2001          By  /s/ David R. McHale
                                   -------------------------------------
                                       David R. McHale
                                       Vice President and Treasurer



Date:  August 9, 2001          By  /s/ John J. Roman
                                   -------------------------------------
                                       John J. Roman
                                       Vice President and Controller




                                                             Exhibit 15







To Northeast Utilities:


We are aware that Northeast Utilities has incorporated by reference in its Registration Statements No. 33-34622, No. 33-40156, No. 33-44814, No. 33-63023, No. 33-55279, No. 33-56537, No. 333-52413, No. 333-
52415, and No. 333-85613, its Form 10-Q for the quarter ended June 30, 2001, which includes our report dated August 9, 2001, covering the unaudited interim financial information contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act. It should be noted that we have not performed any procedures subsequent to August 9, 2001.





                                        /s/ Arthur Andersen LLP
                                            Arthur Andersen LLP

Hartford, Connecticut
August 9, 2001