Form 10-Q
period 2001-09-30
NORTHEAST UTILITIES SYSTEM
filed 2001-11-09
CIK 72741

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                               ------------------
                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________


Commission       Registrant; State of Incorporation;       I.R.S. Employer
File Number         Address; and Telephone Number         Identification No.
-----------      -----------------------------------      ------------------

1-5324      NORTHEAST UTILITIES                                04-2147929
            -------------------
            (a Massachusetts voluntary association)
            174 Brush Hill Avenue
            West Springfield, Massachusetts  01090-2010
            Telephone:  (413) 785-5871

0-11419     THE CONNECTICUT LIGHT AND POWER COMPANY            06-0303850
            ---------------------------------------
            (a Connecticut corporation)
            107 Selden Street
            Berlin, Connecticut              06037-1616
            Telephone:  (860) 665-5000

1-6392      PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE            02-0181050
            ---------------------------------------
            (a New Hampshire corporation)
            1000 Elm Street
            Manchester, New Hampshire        03105-0330
            Telephone:  (603) 669-4000

0-7624      WESTERN MASSACHUSETTS ELECTRIC COMPANY             04-1961130
            --------------------------------------
            (a Massachusetts corporation)
            174 Brush Hill Avenue
            West Springfield, Massachusetts  01090-2010
            Telephone:  (413) 785-5871


Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                      Yes  X             No
                          ---               ---

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

Company - Class of Stock                       Outstanding at October 31, 2001
------------------------                       -------------------------------
Northeast Utilities
Common shares, $5.00 par value                 132,037,520 shares

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

Public Service Company of New Hampshire
Common stock, $1.00 par value                  388 shares

Western Massachusetts Electric Company
Common stock, $25.00 par value                 509,696 shares



                           GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report:

COMPANIES

CL&P............................  The Connecticut Light and Power Company
NAEC............................  North Atlantic Energy Corporation
NU..............................  Northeast Utilities
NU system.......................  The Northeast Utilities system companies, including NU and its wholly owned operating
                                  subsidiaries: CL&P, PSNH, WMECO, NAEC,
                                  and Yankee Gas
PSNH............................  Public Service Company of New Hampshire
Select Energy...................  Select Energy, Inc.
WMECO...........................  Western Massachusetts Electric Company
Yankee..........................  Yankee Energy System, Inc.
Yankee Gas......................  Yankee Gas Services Company

NUCLEAR UNIT

Seabrook........................  Seabrook Unit No. 1, a 1,148 megawatt nuclear electric generating unit completed in 1986; Seabrook went into service in 1990.

REGULATORS

DPUC............................  Connecticut Department of Public
                                  Utility Control
FERC............................  Federal Energy Regulatory Commission
NHPUC...........................  New Hampshire Public Utilities Commission

OTHER

EPS.............................  Earnings per share
FASB............................  Financial Accounting Standards Board
NU 2000 Form 10-K...............  The NU system combined 2000 Form 10-K as filed with the Securities and Exchange
                                  Commission
O&M.............................  Operation and maintenance
SFAS............................  Statement of Financial Accounting Standards



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

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations

          For the following companies:

          Northeast Utilities and Subsidiaries

               Consolidated Balance Sheets -
               September 30, 2001 and December 31, 2000..............      2

               Consolidated Statements of Income -
               Three Months and Nine Months Ended
               September 30, 2001 and 2000...........................      4

               Consolidated Statements of Cash Flows -
               Nine Months Ended September 30, 2001 and 2000.........      5

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations.........      6

               Report of Independent Public Accountants..............     20

          The Connecticut Light and Power Company
          and Subsidiaries

               Consolidated Balance Sheets -
               September 30, 2001 and December 31, 2000..............     22

               Consolidated Statements of Income -
               Three Months and Nine Months Ended
               September 30, 2001 and 2000...........................     24

               Consolidated Statements of Cash Flows -
               Nine Months Ended September 30, 2001 and 2000.........     25

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations.........     26

          Public Service Company of New Hampshire
          and Subsidiaries

               Consolidated Balance Sheets -
               September 30, 2001 and December 31, 2000..............     32

               Consolidated Statements of Income -
               Three Months and Nine Months Ended
               September 30, 2001 and 2000...........................     34

               Consolidated Statements of Cash Flows -
               Nine Months Ended September 30, 2001 and 2000.........     35

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations.........     36

          Western Massachusetts Electric Company and Subsidiary

               Consolidated Balance Sheets -
               September 30, 2001 and December 31, 2000..............     42

               Consolidated Statements of Income -
               Three Months and Nine Months Ended
               September 30, 2001 and 2000...........................     44

               Consolidated Statements of Cash Flows -
               Nine Months Ended September 30, 2001 and 2000.........     45

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations.........     46

          Notes to Financial Statements (unaudited - all companies)..     50

Part II.  Other Information

          Item 1.   Legal Proceedings................................     63

          Item 6.   Exhibits and Reports on Form 8-K.................     63

Signatures...........................................................     66




NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                           September 30,
                                                               2001          December 31,
                                                            (Unaudited)          2000
                                                         ----------------  ----------------
                                                               (Thousands of Dollars)
ASSETS
------
Property, Plant and Equipment, at Cost:
  Electric............................................   $    6,036,587    $    9,370,176
  Gas and other.......................................          870,179           861,727
                                                         ----------------  ----------------
                                                              6,906,766        10,231,903
     Less: Accumulated provision for depreciation.....        3,466,409         7,041,279
                                                         ----------------  ----------------
                                                              3,440,357         3,190,624
  Construction work in progress.......................          259,024           228,330
  Nuclear fuel, net...................................           25,022           128,261
                                                         ----------------  ----------------
     Total net property, plant and equipment..........        3,724,403         3,547,215
                                                         ----------------  ----------------
Other Property and Investments:
  Nuclear decommissioning trusts, at market...........           59,971           740,058
  Other, at cost......................................          346,028           199,768
                                                         ----------------  ----------------
                                                                405,999           939,826
                                                         ----------------  ----------------
Current Assets:
  Cash and cash equivalents...........................          130,913           200,017
  Investments in securitizable assets.................           35,592            98,146
  Receivables, net....................................          699,061           472,863
  Unbilled revenues...................................           78,959           121,090
  Fuel, materials and supplies, at average cost.......          103,566           163,711
  Special deposits....................................           78,943             2,624
  Prepayments and other...............................          138,709            91,904
                                                         ----------------  ----------------
                                                              1,265,743         1,150,355
                                                         ----------------  ----------------
Deferred Charges:
  Regulatory assets ..................................        4,046,608         3,910,801
  Goodwill and other purchased intangible assets, net.          323,476           324,389
  Prepaid pension.....................................          206,803           139,546
  Other ..............................................          319,840           205,017
                                                         ----------------  ----------------
                                                              4,896,727         4,579,753
                                                         ----------------  ----------------

Total Assets.........................................    $   10,292,872    $   10,217,149
                                                         ================  ================

The accompanying notes are an integral part of these financial statements.



NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                          September 30,
                                                               2001          December 31,
                                                           (Unaudited)           2000
                                                         ----------------  ----------------
                                                               (Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization:
  Common shareholders' equity:
    Common shares, $5 par value - authorized
     225,000,000 shares; 148,890,640 shares issued and
     132,971,030 shares outstanding in 2001 and
     148,781,861 shares issued and 143,820,405 shares
     outstanding in 2000..............................   $      744,453    $      693,345
    Capital surplus, paid in..........................          882,819           927,059
    Temporary equity from stock forward...............             -              215,000
    Deferred contribution plan - employee stock
      ownership plan..................................         (105,321)         (114,463)
    Retained earnings.................................          644,886           495,873
    Accumulated other comprehensive (loss)/income.....          (32,986)            1,769
                                                         ----------------  ----------------
           Total common shareholders' equity..........        2,133,851         2,218,583
  Preferred stock.....................................          116,200           151,200
  Long-term debt......................................        1,930,620         2,029,593
                                                         ----------------  ----------------
           Total capitalization.......................        4,180,671         4,399,376
                                                         ----------------  ----------------
Rate Reduction Bonds..................................        2,118,400              -
                                                         ----------------  ----------------
Minority Interest in Consolidated Subsidiary..........             -              100,000
                                                         ----------------  ----------------
Obligations Under Capital Leases......................           16,990            47,234
                                                         ----------------  ----------------
Current Liabilities:
  Notes payable to banks..............................          436,500         1,309,977
  Long-term debt and preferred stock - current portion           24,437           340,041
  Obligations under capital leases - current portion..              838           112,645
  Accounts payable....................................          634,824           538,983
  Accrued taxes.......................................          112,659            54,088
  Accrued interest....................................           93,344            41,131
  Other...............................................          143,548           144,931
                                                         ----------------  ----------------
                                                              1,446,150         2,541,796
                                                         ----------------  ----------------

Deferred Credits and Other Long-Term Liabilities:
  Accumulated deferred income taxes...................        1,409,294         1,585,494
  Accumulated deferred investment tax credits.........          123,246           153,155
  Decommissioning obligation - Millstone 1............             -              692,560
  Deferred contractual obligations....................          220,747           244,608
  Other...............................................          777,374           452,926
                                                         ----------------  ----------------
                                                              2,530,661         3,128,743
                                                         ----------------  ----------------
Commitments and Contingencies (Note 2)

Total Capitalization and Liabilities..................   $   10,292,872    $   10,217,149
                                                         ================  ================

The accompanying notes are an integral part of these financial statements.




NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                            Three Months Ended           Nine Months Ended
                                                               September 30,                September 30,
                                                      ------------------------------------------------------------
                                                           2001           2000            2001           2000
                                                      -------------- --------------  -------------- --------------
                                                            (Thousands of Dollars, except share information)

Operating Revenues................................... $  1,723,894   $  1,581,947    $  5,107,732   $  4,379,241
                                                      -------------- --------------  -------------- --------------
Operating Expenses:
  Operation -
     Fuel, purchased and net interchange power.......    1,178,290        928,435       3,319,007      2,491,896
     Other...........................................      184,815        223,137         592,757        638,634
  Maintenance........................................       59,733         59,847         208,152        181,337
  Depreciation.......................................       43,562         58,153         154,082        177,491
  Amortization of regulatory assets, net.............      104,468         75,010         900,459        188,460
  Federal and state income taxes.....................       26,853         61,582         118,035        171,452
  Taxes other than income taxes......................       39,648         59,170         170,739        178,857
  Loss/(gain) on sale of utility plant...............         -               852        (643,909)           852
                                                      -------------- --------------  -------------- --------------
       Total operating expenses......................    1,637,369      1,466,186       4,819,322      4,028,979
                                                      -------------- --------------  -------------- --------------
Operating Income.....................................       86,525        115,761         288,410        350,262
                                                      -------------- --------------  -------------- --------------

Other Income/(Loss):
  Gain related to Millstone sale.....................         -              -            201,856           -
  Loss on share repurchase contracts.................         -              -            (35,394)          -
  Nuclear related costs..............................         -              (971)           -           (19,344)
  Other, net.........................................       17,724         14,922          24,182         11,709
  Income taxes.......................................        1,668         16,029         (47,929)        44,984
                                                      -------------- --------------  -------------- --------------
       Other income, net.............................       19,392         29,980         142,715         37,349
                                                      -------------- --------------  -------------- --------------
       Income before interest charges................      105,917        145,741         431,125        387,611
                                                      -------------- --------------  -------------- --------------

Interest Charges:
  Interest on long-term debt.........................       30,995         47,953         109,906        156,137
  Interest on rate reduction bonds...................       30,883           -             57,703           -
  Other interest.....................................        8,404         29,493          41,413         67,715
                                                      -------------- --------------  -------------- --------------
       Interest charges, net.........................       70,282         77,446         209,022        223,852
                                                      -------------- --------------  -------------- --------------
       Income after interest charges.................       35,635         68,295         222,103        163,759

Preferred Dividends of Subsidiaries..................        1,004          2,752           6,145         11,423
                                                      -------------- --------------  -------------- --------------
       Income before cumulative effect of
         accounting change...........................       34,631         65,543         215,958        152,336
Cumulative effect of accounting change,
  net of tax benefit of $14,908......................         -              -            (22,432)          -
                                                      -------------- --------------  -------------- --------------
Net Income........................................... $     34,631   $     65,543    $    193,526   $    152,336
                                                      ============== ==============  ============== ==============

Basic Earnings Per Common Share:
  Income before cumulative effect of
    accounting change................................ $       0.26   $       0.46    $      $1.57   $      $1.08
  Cumulative effect of accounting change,
    net of tax benefit...............................          -              -             (0.16)           -
                                                      -------------- --------------  -------------- --------------
Basic Earnings per Common Share...................... $       0.26   $       0.46    $       1.41   $       1.08
                                                      ============== ==============  ============== ==============

Fully Diluted Earnings Per Common Share:
  Income before cumulative effect of
    accounting change................................ $       0.26   $       0.45    $      $1.57   $      $1.08
  Cumulative effect of accounting change,
    net of tax benefit...............................          -              -             (0.16)           -
                                                      -------------- --------------  -------------- --------------
Fully Diluted Earnings Per Common Share.............. $       0.26   $       0.45    $       1.41   $       1.08
                                                      ============== ==============  ============== ==============
Basic Common Shares Outstanding (average)............  133,540,631    143,535,147     137,120,689    140,829,337
                                                      ============== ==============  ============== ==============
Fully Diluted Common Shares Outstanding (average)....  133,869,227    144,189,458     137,457,694    141,449,402
                                                      ============== ==============  ============== ==============

The accompanying notes are an integral part of these financial statements.



NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                  ---------------------------------
                                                                        2001              2000
                                                                  ---------------     --------------
                                                                         (Thousands of Dollars)
Operating Activities:
  Income after interest charges...............................    $    222,103        $   163,759
  Adjustments to reconcile to net cash flows
   provided by operating activities:
    Depreciation..............................................         154,082            177,491
    Deferred income taxes and investment tax credits, net.....        (141,460)           (28,326)
    Amortization of regulatory assets, net....................         900,459            188,460
    Net deferral of recoverable energy costs..................         (37,402)            (5,457)
    (Gain)/loss on sale of utility plant......................        (643,909)               852
    Cumulative effect of accounting change....................         (22,432)              -
    Net other sources of cash.................................          18,269              6,310
  Changes in working capital:
    Receivables and unbilled revenues, net....................        (184,067)           (62,875)
    Fuel, materials and supplies..............................          60,145              4,908
    Accounts payable..........................................          95,841            113,576
    Accrued taxes.............................................          58,571            (37,913)
    Investments in securitizable assets.......................          62,554             44,985
    Other working capital (excludes cash).....................         (72,294)          (149,342)
                                                                  ----------------    --------------
Net cash flows provided by operating activities...............         470,460            416,428
                                                                  ----------------    --------------

Investing Activities:
  Investments in plant:
    Electric, gas and other utility plant.....................        (314,543)          (218,766)
    Nuclear fuel..............................................          (3,502)           (38,223)
                                                                  ----------------    --------------
  Net cash flows used for investments in plant................        (318,045)          (256,989)
  Investments in nuclear decommissioning trusts...............        (119,272)           (28,415)
  Net proceeds from the sale of utility plant.................       1,035,185               -
  Buyout/buydown of IPP contracts.............................      (1,128,502)              -
  Other investment activities, net............................        (225,203)           (46,826)
  Payment for the purchase of Yankee, net of cash acquired....            -              (260,347)
                                                                  ----------------    --------------
Net cash flows used in investing activities...................        (755,837)          (592,577)
                                                                  ----------------    --------------

Financing Activities:
  Issuance of common shares...................................           1,751              2,699
  Repurchase of common shares.................................        (241,589)              -
  Issuance of long-term debt..................................         263,000             26,477
  Issuance of rate reduction bonds............................       2,118,400               -
  Net (decrease)/increase in short-term debt..................        (873,477)           779,338
  Reacquisitions and retirements of long-term debt............        (660,385)          (469,095)
  Reacquisitions and retirements of preferred stock...........         (60,768)          (126,039)
  Retirement of monthly income preferred securities...........        (100,000)              -
  Retirement of capital lease obligation......................        (180,000)              -
  Cash dividends on preferred stock...........................          (6,145)           (11,423)
  Cash dividends on common shares.............................         (44,514)           (42,990)
                                                                  ----------------    --------------
Net cash flows provided by financing activities...............         216,273            158,967
                                                                  ----------------    --------------
Net decrease in cash and cash equivalents.....................         (69,104)           (17,182)
Cash and cash equivalents - beginning of period...............         200,017            255,154
                                                                  ----------------    --------------
Cash and cash equivalents - end of period.....................    $    130,913        $   237,972
                                                                  ================    ==============

The accompanying notes are an integral part of these financial statements.





                 NORTHEAST UTILITIES AND SUBSIDIARIES

                Management's Discussion and Analysis of
             Financial Condition and Results of Operations


This discussion should be read in conjunction with the consolidated financial statements and footnotes in this Form 10-Q, the First and Second Quarter 2001 Form 10-Qs, current reports on Form 8-K dated July 10, 2001, July 24, 2001, October 11, 2001, October 23, 2001, and
October 29, 2001, and the 2000 Form 10-K.

FINANCIAL CONDITION

Overview

Northeast Utilities (NU) reported third quarter 2001 earnings of $34.6 million, or $0.26 per share on a fully diluted basis, compared with earnings of $65.5 million, or $0.45 per share on a fully diluted basis, for the same period of 2000. The decline in third quarter 2001 results is attributable to the decline, which had been expected, in the earnings at NU's regulated businesses as a result of industry restructuring, rate reductions, the sale of the Millstone nuclear units, and losses at NU's competitive energy subsidiaries.

Strong third quarter 2000 earnings were significantly impacted by positive nuclear performance in 2000. The operations of the Millstone units contributed approximately $13 million of earnings in the third quarter of 2000, but no earnings during the same period of 2001, as a result of the aforementioned sale. In addition, third quarter 2001 results for The Connecticut Light and Power Company (CL&P) were negatively affected by a $21 million noncash reduction in annual rates that took effect in late June 2001.

Earnings at Public Service Company of New Hampshire (PSNH) and North Atlantic Energy Corporation (NAEC) totaled $21.8 million in the third quarter of 2001, compared with $36.1 million in the third quarter of 2000. Lower earnings at PSNH and NAEC resulted primarily from New Hampshire electric utility restructuring, which included retail rate decreases of 16 percent since October 1, 2000, and were partially offset by lower interest and amortization costs.

Partially offsetting the lower level of earnings was a lower average share count resulting from continuing share repurchases, as well as higher regulated electric sales. Primarily as a result of more favorable weather conditions, third quarter 2001 retail sales rose 4.7 percent from the same period of 2000. For the nine months ended September 30, 2001, regulated retail electric sales were up 3.0 percent over the first nine months of 2000. The higher regulated retail electric sales added $0.05 per share to earnings in the third quarter of 2001, compared with the same period of 2000, and $0.10 per share for the first nine months of 2001. As a result of industry restructuring, changes in sales have less of an impact on the regulated companies' net income, as approximately two-thirds of their rates are fully reconciling.

NU's competitive energy subsidiaries lost $9.7 million, or $0.07 per share, in the third quarter of 2001, compared with earnings of $4.5 million, or $0.03 per share, in the third quarter of 2000. The earnings of Select Energy, Inc. (Select Energy), NU's competitive energy marketing subsidiary, were negatively impacted by high purchased-power costs during extremely hot weather in the latter part of July 2001 and in the first half of August 2001.

For the nine months ended September 30, 2001, NU earned $193.5 million, or $1.41 per share on a fully diluted basis, compared with earnings of $152.3 million, or $1.08 per share on a fully diluted basis, for the same period of 2000. Improved results for the nine months ended September 30, 2001, include an after-tax gain of $124.8 million, or $0.91 per share, in the first quarter of 2001 associated with the sale of the Millstone units to Dominion Resources, Inc. (Dominion). Excluding significant nonrecurring items, such as the gain related to the sale of the Millstone units, the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, and an after-tax mark-to-market loss of $35.4 million, or $0.26 per share, associated with the repurchase of NU shares in the first half of 2001, NU earned $126.5 million, or $0.92 per share, in the first nine months of 2001. The primary reasons for the decline in recurring earnings for the nine months ended September 30, 2001, compared with the same period in 2000, were the strong operating performance of the Millstone units in 2000, and retail rate decreases in late 2000 and 2001.

For 2001, NU expects to earn toward the lower end of its previously announced earnings range of $1.35 to $1.50 per share, excluding significant nonrecurring items, primarily as a result of a higher than projected average share count.

NU's future earnings per share will benefit from the ongoing repurchase of its common shares. The accretive impact of those repurchases added approximately $0.02 per share to NU's third quarter earnings in 2001, compared with the same period of 2000. NU estimates that share repurchases will continue to benefit year-over-year earnings per share comparisons in the upcoming quarters, assuming NU continues to repurchase its shares at the same rate at which it bought back shares in September 2001 and October 2001. During that time period, NU repurchased nearly 1 million shares per month under the NU Board of Trustees' July 2001 authorization to repurchase up to 15 million shares by July 2003. NU had approximately 133 million shares outstanding as of September 30, 2001, and has continued to repurchase shares in the fourth quarter of 2001. NU expects to continue repurchasing shares in 2002. The 2002 repurchases may be for several million shares, depending on other opportunities that may arise for the use of the cash.

Future Outlook

NU has essentially completed the restructuring of its electric utility companies. The generation assets of CL&P and Western Massachusetts Electric Company (WMECO) have been divested, with the divestiture of CL&P's and NAEC's ownership interests in Seabrook expected in late 2002. As NU enters a more competitive environment, it continues to look for ways to grow its regulated businesses and its unregulated business investments. These opportunities could have a significant impact on NU's future earnings.

NU estimates that it will earn between $1.40 per share and $1.65 per share in 2002. One of the most significant variables in achieving projected 2002 earnings is the ability of Select Energy to meet its anticipated earnings growth. Select Energy's performance in 2002 will be largely determined by its ability to renew existing energy supply contracts, to secure new business, and to improve the performance of its wholesale electric supply contract with CL&P. Select Energy is contracted to provide 50 percent of the approximately 23 billion kilowatt-hour annual standard offer load of CL&P through December 31, 2003. That contract, which requires the sale of electricity to CL&P for approximately $0.045 per kilowatt-hour, has not been profitable for Select Energy since it took effect on January 1, 2000. Select Energy has already fully hedged its on-peak estimated energy requirements and has hedged most of its off-peak energy requirements to serve the CL&P contract in both 2002 and 2003.

Also in 2002, NU expects to have a reduced benefit as a result of a lower pension credit. This is due to weaker equity markets, which have reduced the value of NU's pension investments. NU expects to record a pretax pension credit of approximately $71 million in 2002, compared to an estimated $100 million recorded in 2001.

In the future, NU is targeting a return on equity for its regulated subsidiaries of between 10 percent and 13 percent. Currently, most of NU's regulated subsidiaries are achieving within that range of rate of return. NU seeks to achieve a minimum return on equity for its competitive energy subsidiaries of 15 percent over the life of its investments. NU has not yet achieved that level of return for those subsidiaries, taken as a whole.

Liquidity

As a result of the sale of the Millstone units in March 2001, and the securitization of CL&P, PSNH and WMECO stranded costs in the first five months of 2001, NU continued to maintain a high degree of liquidity through the third quarter of 2001. At no point during the quarter did any NU subsidiary borrow under their credit lines. Cash held by NU parent and CL&P was more than adequate to fund the short-term borrowing needs of all NU subsidiaries that required day-to-day borrowings. As of September 30, 2001, the NU system maintained $130.9 million of cash and cash equivalents.

In part because of the NU system's liquidity, most of the NU system's credit ratings are currently being reviewed for possible upgrade. NU expects those reviews to be completed before the end of 2001.

The liquidity of NU parent was further improved on October 18, 2001, when Northeast Generation Company (NGC) sold $440 million of senior secured bonds that are nonrecourse to NU. NGC used the proceeds and cash on hand to repay $346.5 million of bank debt, return $75 million to NU parent, fund a required debt service reserve, and pay various transaction costs. In conjunction with the sale of these bonds, NGC purchased a treasury lock at an average base yield of 5.14 percent to hedge a portion of the interest rate risk associated with these bonds. The $440 million includes $120 million of bonds that mature on October 15, 2005, at an interest rate of 4.998 percent, and $320 million of bonds that mature on October 15, 2026, at an interest rate of 8.812 percent.

In November 2001, NAEC expects to extend for 364 days, $90 million of variable-rate bank notes that represent NAEC's sole outstanding debt. Also, in November, NU expects to renew $650 million in revolving credit lines, including $300 million to support CL&P, PSNH, WMECO, and Yankee Gas Services Company (Yankee Gas), and $350 million for the use of NU parent.

PSNH has applied to the New Hampshire Public Utilities Commission (NHPUC) to refinance $287.5 million of tax-exempt bonds carrying interest rates of 7.65 percent and 7.5 percent. PSNH is considering using a combination of variable-rate and fixed-rate tax-exempt bonds for the refinancing. As a result of the current low interest rate environment, PSNH expects to save several million dollars annually in interest costs as a result of the refinancing.

In mid-December 2001, Holyoke Water Power Company (HWP) is expected to complete the sale of 45 megawatts (MW) of hydroelectric generation facilities on and near the Connecticut River in Massachusetts, as well as certain distribution assets, to the City of Holyoke's Gas & Electric Department for approximately $17.5 million. In connection with that sale, HWP will likely repay approximately $38 million of outstanding debt.

On September 28, 2001, NU paid a quarterly dividend of $0.125 per share, an increase of 25 percent from a quarterly dividend of $0.10 per share declared during the previous six quarters. On October 9, 2001, the NU Board of Trustees declared a $0.125 per share dividend for payment on December 31, 2001. NU anticipates increasing its dividend by approximately 10 percent annually and eventually paying out approximately 50 percent of the aggregate earnings of its regulated companies in the form of common dividends.

Over the coming years, management expects PSNH, WMECO and NAEC to pay out substantially all of their earnings as dividends to the parent company. Dividends at CL&P and Yankee Gas may be significantly less should those companies receive regulatory approval for the major capital projects they have proposed.

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

NU's competitive energy subsidiaries earnings were essentially break even before the cumulative effect of an accounting change related to the adoption of SFAS No. 133, as amended, for the nine months ended September 30, 2001, compared with earnings of $8 million for the nine months ended September 30, 2000. Unconsolidated revenues for the competitive energy subsidiaries were $2.1 billion for the nine months ended September 30, 2001, compared with $1.5 billion for the nine months ended September 30, 2000. The increased revenues are the result of sales growth and higher energy prices. CL&P's standard offer purchases from Select Energy represented $495.3 million of the total competitive energy subsidiaries' revenues for the nine months ended September 30, 2001, compared with $485 million for the nine months ended September 30, 2000. These amounts are eliminated in consolidation.

Competitive Energy Subsidiaries' Market and Other Risks

NU's competitive energy subsidiaries, as major providers of electricity and natural gas, are exposed to certain market risks inherent in their business activities. The competitive energy subsidiaries enter into contracts of varying length of time to buy and sell energy commodities, primarily electricity, natural gas and oil. Market risk represents the risk of loss that may impact the companies' financial statements due to adverse changes in commodity market prices.

The competitive energy subsidiaries manage their portfolio of contracts and assets to maximize value and minimize associated risks. The length of contracts to buy and sell energy vary in duration from daily/hourly to several years. At any point in time, the portfolio may be long (purchases exceed sales) or short (sales exceed purchases). Portfolio and risk management disciplines are used to manage exposures to market risks. Policies and procedures have been established to manage these risks. At market spot prices in effect at September 30, 2001, the portfolio had a positive mark-to-market position. There is significant volatility in the energy commodities market, and for certain of the energy products and contracts there has been limited liquidity. The position has increased in value due to the decline in energy prices in the region and new transactions entered into during the first nine months of 2001.

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

Business Development

The NU system subsidiaries have proposed a number of capital projects that would significantly increase their investment in the electric transmission and natural gas distribution systems in Connecticut. CL&P has announced plans to invest approximately $520 million by the end of 2006 to construct two new 345,000 volt transmission lines from inland Connecticut into Norwalk, Connecticut and another $40 million to help rebuild an existing 138,000 volt transmission line beneath Long Island Sound. The investment in transmission lines and continued upgrading of the electric distribution system are expected to increase CL&P's net investment in electric plant by an estimated $231 million in 2001 and between $279 million and $353 million in each of the years 2002 through 2005. Additionally, NU has proposed building a new direct current transmission line by 2004 from Norwalk, Connecticut to western Long Island and has sought Federal Energy Regulatory Commission (FERC) approval to conduct an open season auction and negotiate final contracts for the scheduling rights on the line. The project's final size and cost will be determined after an auction process which NU plans to complete in early 2002.

All of these projects are in the developmental or governmental approval stage, and management cannot yet determine whether the projects will be built as proposed. If current plans are implemented on schedule, NU would likely require additional external financing to construct these projects. If all of the transmission projects are built as proposed, the NU system's net investment in electric transmission would increase to nearly $1.5 billion by the end of 2006.

Yankee Gas has proposed a significant expansion of its natural gas delivery system in Connecticut, costing up to an estimated $190 million through 2005. Yankee Gas also has proposed construction of a liquefied natural gas storage terminal in Connecticut at an estimated cost of between $50 million and $60 million. In July 2001, Yankee Gas filed an application with the Connecticut Department of Public Utility Control (DPUC) to increase customers' rates by an average of 7.64 percent, or $29 million, to support the proposed system reliability projects. A positive decision from the DPUC could result in Yankee Gas investing nearly $400 million in plant from 2002 through 2005. Yankee Gas has proposed an infrastructure recovery mechanism to allow recovery of certain system expansion costs on an annual basis. A negative decision would likely result in a considerable scaling back of those plans.

If NU is able to complete the aforementioned capital investments, it anticipates that its net plant will increase from approximately $3.7 billion as of September 30, 2001, to nearly $6.5 billion at the end of 2006.

Additionally, on October 2, 2001, NU announced that Select Energy reached an agreement to acquire Niagara Mohawk Energy Marketing (NMEM) from Niagara Mohawk Holdings, Inc. of Syracuse, New York for approximately $30 million, subject to adjustment at closing. NMEM, whose business is similar to that of Select Energy, has a significant presence in New York. NMEM's revenues are expected to exceed $600 million for the year ended December 31, 2001. In part because of the NMEM acquisition, NU's competitive energy subsidiaries' revenues are expected to increase to $3.5 billion in 2002 from $2.8 billion in 2001. The NMEM transaction is awaiting approval from the FERC and is expected to close before the end of 2001. NU management is seeking additional investment opportunities in acquiring generation in other power pools in the Northeast area of the United States, but has not yet identified any specific projects.

Restructuring and Rate Matters

Connecticut - CL&P: Beginning on August 2, 2001, the DPUC authorized CL&P to assess a charge of approximately $0.002 per kilowatt-hour on customer bills to collect deferred fuel costs. The charge will remain in effect through December 2003 and collect approximately $98.5 million over the 29-month period.

On September 27, 2001, CL&P filed its application with the DPUC for approval of the disposition of the proceeds from the sale of the Millstone units to Dominion. This application described and requested DPUC approval for CL&P's treatment of its share of the proceeds from the sale. A decision from the DPUC is expected in the first half of 2002.

On September 28, 2001, the DPUC issued a final order in CL&P's 2000 Competitive Transition Assessment (CTA)/System Benefits Charge (SBC) reconciliation docket. This order adjusted CL&P's 2002 revenue requirements by reducing the SBC rate by $21.3 million and ordering CL&P to adjust rates by a total of $42.4 million, inclusive of the $21.1 million adjustment addressed in CL&P's over-earnings docket, beginning on January 1, 2002. Any excess CTA/SBC recovery is to be used to accelerate recovery of stranded costs.

Connecticut - Yankee Gas: In July 2001, Yankee Gas filed an application with the DPUC to increase customers' rates by an average of 7.64 percent. Yankee Gas requested the increase to fund system reliability projects and its proposed expansion and asked the DPUC to implement a mechanism to allow additional increases over the following three years, depending on the level of additional investment. A DPUC final decision on the Yankee Gas rate case is due January 2, 2002.

New Hampshire: On July 27, 2001, PSNH filed an application with the NHPUC seeking the recovery of $209 million of deferred fuel and purchased power costs. The deferred costs are currently being collected through PSNH's existing $0.034 per kilowatt-hour Stranded Cost Recovery Charge. Hearings will begin in the spring of 2002.

On October 22, 2001, the NHPUC approved the restructuring of a high-cost purchased power rate order for a wood-fired plant in New
Hampshire. On November 1, 2001, the NHPUC orally approved a settlement providing for the buyout of another rate order for another wood-fired plant. Together, the two decisions will result in net present value savings of approximately $30 million over the original life of the rate orders. Under the state's electric industry restructuring law, PSNH is entitled to retain 20 percent of those savings, which could result in a pretax benefit of approximately $6 million.

Massachusetts: During September 2001, WMECO issued a request for proposal to parties interested in supplying energy for WMECO's standard offer service beginning on January 1, 2002. In October 2001, the Massachusetts Department of Telecommunications and Energy approved a contract to serve approximately 600 MW of WMECO's standard offer service during calendar 2002. Based on WMECO's solicitation for bids, the price was fixed at $0.04829 per kilowatt-hour, a significant reduction from the average rate of approximately $0.07258 per kilowatt-hour that has been in effect in 2001.

For information regarding commitments and contingencies related to restructuring and rate matters, see Note 2A, "Commitments and Contingencies - Restructuring and Rate Matters," to the consolidated financial statements.

Nuclear Plant Performance and Other Matters

Seabrook: Seabrook operated at a capacity factor of 83 percent through the first nine months of 2001. Since returning from a scheduled refueling outage on January 28, 2001, Seabrook operated at a capacity factor of 93 percent through September 30, 2001. Seabrook's next refueling outage is scheduled for May 2002. On September 28, 2001, the NHPUC and the DPUC announced that they had selected J.P. Morgan as the selling agent for Seabrook. Following due diligence on the part of prospective bidders and selection of a winning bidder, management expects a closing around the end of 2002. The NU system companies own
40.04 percent of Seabrook.

Vermont Yankee: In August 2001, the owners of the Vermont Yankee nuclear power plant announced they would sell the unit to Entergy Corporation. The price will be $180 million, $145 million for the plant and $35 million for the nuclear fuel. NU subsidiaries own 16 percent of the unit, and under the terms of the sale, will continue to buy 16 percent of the plant's output through March 2012 at fixed prices. The sale requires several regulatory approvals and is scheduled to close during the first half of 2002.

Millstone: On October 5, 2001, NU issued a report, following an extensive search, concerning two missing fuel pins at the retired Millstone 1 nuclear unit, which was sold to Dominion on March 31, 2001. As of September 30, 2001, costs related to this search totaled $6.2 million. The report concluded that the pins are currently located in one of four facilities licensed to store low or high-level nuclear waste and that they are not a threat to public health and safety. A follow-up review by the Nuclear Regulatory Commission commenced shortly after the report was filed.

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

RESULTS OF OPERATIONS

The components of significant income statement variances for the third quarter of 2001 and the first nine months of 2001 are provided in the table below.

                                           Income Statement Variances
                                             (Millions of Dollars)
                                             2001 over/(under) 2000
                                           --------------------------
                                        Third             Nine
                                       Quarter  Percent  Months  Percent
                                       -------  -------  ------  -------
Operating Revenues                     $ 142        9%    $728      17%

Operating Expenses:
Fuel, purchased and net
  interchange power                      250       27      827      33
Other operation                          (38)     (17)     (46)     (7)
Maintenance                               -         -       27      15
Depreciation                             (15)     (25)     (23)    (13)
Amortization of regulatory
  assets, net                             29       39      712      (a)
Federal and state income taxes           (35)     (56)     (54)    (31)
Taxes other than income taxes            (20)     (33)      (8)     (5)
Gain on sale of utility plant             -         -     (645)     (a)
                                        ----      ----    ----    ----
Total operating expenses                 171       12      790      20
                                        ----      ----    ----    ----

Operating income                         (29)     (25)     (62)    (18)
                                        ----      ----    ----    ----
Other Income/(Loss):
Gain related to Millstone sale            -         -      202      (a)
Loss on share repurchase contracts        -         -      (35)     (a)
Nuclear related costs                      1       (a)      19      (a)
Other, net                                 3       19       12      (a)
Income taxes                             (15)     (90)     (93)     (a)
                                        ----      ----    ----    ----
Other income, net                        (11)     (35)     105      (a)
Interest charges, net                     (7)      (9)     (15)     (7)
Preferred dividends of subsidiaries       (2)     (64)      (5)    (46)
                                        ----      ----    ----    ----
Income before cumulative effect of
  accounting change                      (31)     (47)      63      42
Cumulative effect of accounting
  change, net of tax benefit              -         -      (22)     (a)
                                        ----      ----    ----    ----
Net income                              $(31)     (47)%   $ 41      27%
                                        ====      ====    ====    ====
(a) Percent greater than 100.

Comparison of the Third Quarter 2001 to the Third Quarter of 2000
-----------------------------------------------------------------

Operating Revenues
Total revenues increased by $142 million or 9 percent in the third quarter of 2001, compared with the same period in 2000, primarily due to higher revenues from the competitive energy companies ($198 million) and higher regulated retail revenues ($33 million), partially offset by lower wholesale revenues for the regulated subsidiaries ($88 million).

The competitive energy companies' increase is primarily due to higher revenues from Select Energy as a result of new contracts for energy services. The regulated retail revenue increase is primarily due to higher retail sales ($41 million), the increase in WMECO's standard offer service rate ($16 million), and the recovery of previously deferred fuel costs for CL&P ($9 million), partially offset by 5 and 11 percent rate decreases for PSNH that were effective October 1, 2000, and May 1, 2001, respectively ($33 million). Regulated retail kilowatt-hour sales increased by 4.7 percent in 2001. Wholesale revenues were lower due to the sale of Millstone at the end of the first quarter of 2001 and lower energy sales.

Fuel, Purchased and Net Interchange Power
Fuel, purchased and net interchange power expense increased in 2001, primarily due to higher purchased energy and capacity costs for Select Energy ($288 million which is net of purchases from other NU affiliates), partially offset by lower energy costs for the regulated subsidiaries ($36 million).

Other Operation and Maintenance
Other operation and maintenance (O&M) expenses decreased by $38 million in 2001, primarily due to lower nuclear expenses ($53 million) as a result of the sale of the Millstone units at the end of the first quarter in 2001, partially offset by higher O&M expenses for the competitive energy companies ($10 million).

Depreciation
Depreciation expense decreased in 2001, primarily due to the sale of the Millstone units at the end of the first quarter in 2001.

Amortization of Regulatory Assets, Net
Amortization of regulatory assets, net increased in 2001, primarily due to higher amortization related to restructuring of the regulated subsidiaries.

Federal and State Income Taxes
Federal and state income taxes combined decreased in 2001, primarily due to lower taxable income.

Taxes Other Than Income Taxes
Taxes other than income taxes decreased in 2001, primarily due to the settlement of a property tax appeal with the City of Meriden for CL&P and Yankee Energy System, Inc. (Yankee).

Interest Charges, Net
Interest charges, net decreased in 2001, primarily due to reacquisitions and retirements of long-term debt in 2001 and higher short-term borrowings in 2000 associated with the competitive businesses and the Yankee merger, partially offset by interest associated with the issuance of rate reduction bonds in 2001.

Comparison of the First Nine Months of 2001 to the First Nine Months of 2000
----------------------------------------------------------------------------

Operating Revenues
Total revenues increased by $728 million or 17 percent in the first nine months of 2001, compared with the same period in 2000, primarily due to higher revenues from the competitive energy companies ($645 million), higher Yankee revenues ($141 million) for the nine months ended September 30, 2001, as compared to the seven months ended September 30, 2000 (March 1, 2000 merger date), and higher regulated retail revenues ($60 million), partially offset by lower transmission revenues ($21 million) and lower wholesale regulated revenues ($91 million).

The competitive energy companies' increase is primarily due to higher revenues from Select Energy as a result of new contracts for energy services. The regulated retail revenue increase is primarily due to higher retail sales ($76 million), the increase in WMECO's standard offer service rate ($45 million), and the recovery of previously deferred fuel costs for CL&P ($9 million), partially offset by the 5 and 11 percent rate decreases for PSNH that were effective October 1, 2000, and May 1, 2001, respectively ($69 million). Wholesale revenues were lower due to the sale of Millstone at the end of the first quarter of 2001 and lower energy sales. Regulated retail kilowatt-hour sales increased by 3.0 percent in 2001.

Fuel, Purchased and Net Interchange Power
Fuel, purchased and net interchange power expense increased in 2001, primarily due to higher purchased energy and capacity costs for Select Energy ($783 million which is net of purchases from other NU affiliates) and higher energy costs for the regulated subsidiaries ($44 million).

Other Operation and Maintenance
Other O&M expenses decreased $19 million in 2001, primarily due to lower nuclear expenses ($69 million) as a result of the sale of the Millstone units at the end of the first quarter of 2001, partially offset by higher O&M expenses for the competitive energy companies ($49 million).

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

Taxes Other Than Income Taxes
Taxes other than income taxes decreased in 2001, primarily due to the settlement of a property tax appeal with the City of Meriden for CL&P and Yankee, ($24 million), partially offset by higher Connecticut gross earnings taxes ($15 million) resulting from the phase-in of restructuring in Connecticut in 2000.

Gain on Sale of Utility Plant
NU recorded gains on the sale of CL&P's and WMECO's ownership interests in Millstone. A corresponding amount of amortization expense was recorded.

Gain Related to Millstone Sale
NU recognized an after-tax gain of approximately $125 million primarily related to the sale of the Millstone 3 interests of PSNH and several unaffiliated owners.

Loss on Share Repurchase Contracts
In the first half of 2001, NU recorded a net noncash charge of approximately $35 million related to the forward purchase of 10.1 million NU common shares in December 1999 and January 2000. Under EITF Issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," NU was required to recognize a net charge for the difference between the average purchase price and the price of the NU shares upon the closing of these forward repurchase arrangements, plus carrying charges.

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

Cumulative Effect of Accounting Change, Net of Tax Benefit
The cumulative effect of accounting change, net of tax benefit, recorded in 2001, represents the effect of the adoption of SFAS No. 133, as amended ($22 million).




                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Northeast Utilities:

We have reviewed the accompanying consolidated balance sheet of Northeast Utilities (a Massachusetts trust) and subsidiaries as of September 30, 2001, and the related consolidated statements of income for the three and nine-month periods ended September 30, 2001 and 2000, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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


                                        /s/ Arthur Andersen LLP
                                            Arthur Andersen LLP
Hartford, Connecticut
November 8, 2001



CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                          September 30,
                                                               2001          December 31,
                                                           (Unaudited)           2000
                                                         ----------------  ----------------
                                                               (Thousands of Dollars)
ASSETS
------
Property, Plant and Equipment, at Original Cost:
  Electric.............................................  $    3,075,164    $    5,756,098
     Less: Accumulated provision for depreciation......       1,238,381         4,210,429
                                                         ----------------  ----------------
                                                              1,836,783         1,545,669
  Construction work in progress........................         134,755           128,835
  Nuclear fuel, net....................................           2,527            79,672
                                                         ----------------  ----------------
      Total net property, plant and equipment..........       1,974,065         1,754,176
                                                         ----------------  ----------------



Other Property and Investments:
  Nuclear decommissioning trusts, at market............           6,060           536,912
  Investments in regional nuclear generating
   companies, at equity................................          39,318            41,395
  Other, at cost.......................................         133,018            33,708
                                                         ----------------  ----------------
                                                                178,396           612,015
                                                         ----------------  ----------------
Current Assets:
  Cash.................................................             444             5,461
  Investments in securitizable assets..................          35,592            98,146
  Notes receivable from affiliated companies...........         161,200            38,000
  Receivables, net.....................................         238,153            29,245
  Accounts receivable from affiliated companies........          59,252           103,763
  Accrued utility revenues.............................           4,870              -
  Fuel, materials and supplies, at average cost........          33,835            36,332
  Prepayments and other................................          27,585            32,291
                                                         ----------------  ----------------
                                                                560,931           343,238
                                                         ----------------  ----------------

Deferred Charges:
  Regulatory assets....................................       1,999,176         1,835,967
  Prepaid pension......................................         218,266           170,672
  Unamortized debt expense.............................           6,257            14,794
  Other ...............................................          46,911            33,336
                                                         ----------------  ----------------
                                                              2,270,610         2,054,769
                                                         ----------------  ----------------

Total Assets...........................................  $    4,984,002    $    4,764,198
                                                         ================  ================

The accompanying notes are an integral part of these financial statements.




CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                          September 30,
                                                               2001         December 31,
                                                           (Unaudited)          2000
                                                         ----------------  ----------------
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization:
  Common stock, $10 par value - authorized
   24,500,000 shares; 7,584,884 shares outstanding
   in 2001 and 2000..................................... $       75,849    $       75,849
  Capital surplus, paid in..............................        414,018           413,192
  Retained earnings.....................................        269,612           243,197
  Accumulated other comprehensive income................             48               506
                                                         ----------------  ----------------
           Total common stockholder's equity............        759,527           732,744
  Preferred stock.......................................        116,200           116,200
  Long-term debt........................................        823,208         1,072,688
                                                         ----------------  ----------------
           Total capitalization.........................      1,698,935         1,921,632
                                                         ----------------  ----------------
Rate Reduction Bonds....................................      1,438,400              -
                                                         ----------------  ----------------
Minority Interest in Consolidated Subsidiary............           -              100,000
                                                         ----------------  ----------------
Obligations Under Capital Leases........................         15,641            39,910
                                                         ----------------  ----------------


Current Liabilities:
  Notes payable to banks................................           -              115,000
  Long-term debt and preferred stock - current portion..           -              160,000
  Obligations under capital leases - current portion....            524            89,959
  Accounts payable......................................        163,629           153,944
  Accounts payable to affiliated companies..............        109,969           122,106
  Accrued taxes.........................................         93,357            32,901
  Accrued interest......................................         51,535            13,995
  Other.................................................         36,964            31,324
                                                         ----------------  ----------------
                                                                455,978           719,229
                                                         ----------------  ----------------

Deferred Credits and Other Long-Term Liabilities:
  Accumulated deferred income taxes.....................        809,425           977,439
  Accumulated deferred investment tax credits...........         96,647            99,771
  Decommissioning obligation - Millstone 1..............           -              580,320
  Deferred contractual obligations......................        144,790           160,590
  Other.................................................        324,186           165,307
                                                         ----------------  ----------------
                                                              1,375,048         1,983,427
                                                         ----------------  ----------------

Commitments and Contingencies (Note 2)

Total Capitalization and Liabilities.................... $    4,984,002    $    4,764,198
                                                         ================  ================

The accompanying notes are an integral part of these financial statements.




CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                        Three Months Ended          Nine Months Ended
                                                           September 30,              September 30,
                                                      ----------------------------------------------------
                                                         2001        2000          2001          2000
                                                      ----------------------------------------------------
                                                                       (Thousands of Dollars)

Operating Revenues..................................  $ 675,578   $ 748,143    $ 2,019,758   $ 2,179,704
                                                      ---------   ---------    -----------   -----------
Operating Expenses:
  Operation -
     Fuel, purchased and net interchange power.......   395,554     421,155      1,159,520     1,243,865
     Other...........................................    74,416     105,753        238,204       306,789
  Maintenance........................................    23,415      35,012         89,168       101,713
  Depreciation.......................................    22,431      27,836         73,539        89,232
  Amortization of regulatory assets, net.............    65,440      30,505        684,456        56,944
  Federal and state income taxes.....................    20,867      41,212         69,806       107,162
  Taxes other than income taxes......................    31,219      34,726        101,445       103,311
  Gain on sale of utility plant......................      -           -          (522,887)         -
                                                      ---------   ---------    -----------   -----------
        Total operating expenses.....................   633,342     696,199      1,893,251     2,009,016
                                                      ---------   ---------    -----------   -----------
Operating Income.....................................    42,236      51,944        126,507       170,688
                                                      ---------   ---------    -----------   -----------
Other Income/(Loss):
  Gain related to Millstone sale.....................      -           -            27,997          -
  Other, net.........................................     7,430      (2,466)        10,654       (18,549)
  Income taxes.......................................     1,739       3,246            704        18,968
                                                      ---------   ---------    -----------   -----------
        Other income, net............................     9,169         780         39,355           419
                                                      ---------   ---------    -----------   -----------
        Income before interest charges...............    51,405      52,724        165,862       171,107
                                                      ---------   ---------    -----------   -----------

Interest Charges:
  Interest on long-term debt.........................    12,357      21,821         48,141        67,950
  Interest on rate reduction bonds...................    20,224        -            40,801          -
  Other interest.....................................      -         2,995             984         6,420
                                                      ---------   ---------    -----------   -----------
        Interest charges, net........................    32,581      24,816         89,926        74,370
                                                      ---------   ---------    -----------   -----------

Net Income........................................... $  18,824   $  27,908    $    75,936   $    96,737
                                                      =========   =========    ===========   ===========

The accompanying notes are an integral part of these financial statements.




THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                       ---------------------------------
                                                                             2001               2000
                                                                       --------------       ------------
                                                                              (Thousands of Dollars)
Operating Activities:
  Net income........................................................   $     75,936         $    96,737
  Adjustments to reconcile to net cash flows
   provided by operating activities:
    Depreciation....................................................         73,539              89,232
    Deferred income taxes and investment tax credits, net...........       (148,330)              4,824
    Amortization of regulatory assets, net..........................        684,456              56,944
    Gain on sale of utility plant...................................       (522,887)               -
    Net other uses of cash..........................................       (101,443)              8,854
  Changes in working capital:
    Receivables and accrued utility revenues........................       (169,267)           (148,983)
    Fuel, materials and supplies....................................          2,497              (2,603)
    Accounts payable................................................         (2,452)            174,063
    Accrued taxes...................................................         60,456             (99,048)
    Investments in securitizable assets.............................         62,554              44,985
    Other working capital (excludes cash)...........................         47,886             (48,506)
                                                                       --------------       ------------
Net cash flows provided by operating activities.....................         62,945             176,499
                                                                       --------------       ------------

Investing Activities:
  Investments in plant:
    Electric utility plant..........................................       (167,068)           (127,857)
    Nuclear fuel....................................................           (895)            (18,794)
                                                                       --------------       ------------
  Net cash flows used for investments in plant......................       (167,963)           (146,651)
  Investment in NU system Money Pool................................       (123,200)            (80,400)
  Investments in nuclear decommissioning trusts.....................        (95,494)            (18,615)
  Other investment activities, net..................................        (97,233)             (1,440)
  Net proceeds from the sale of utility plant.......................        832,353             686,807
  Buyout/buydown of IPP contracts...................................     (1,028,802)               -
                                                                       --------------       ------------
Net cash flows (used in)/provided by investing activities...........       (680,339)            439,701
                                                                       --------------       ------------

Financing Activities:
  Net (decrease)/increase in short-term debt........................       (115,000)              8,300
  Issuance of rate reduction bonds..................................      1,438,400                -
  Retirement of capital lease obligation............................       (145,800)               -
  Retirement of monthly income preferred securities.................       (100,000)               -
  Reacquisitions and retirements of long-term debt..................       (416,000)           (179,071)
  Reacquisitions and retirements of preferred stock.................           -                (99,539)
  Repurchase of common shares.......................................           -               (300,000)
  Cash dividends on preferred stock.................................         (4,169)             (6,012)
  Cash dividends on common stock....................................        (45,054)            (35,000)
                                                                       --------------       ------------
Net cash flows provided by/(used in) financing activities...........        612,377            (611,322)
                                                                       --------------       ------------
Net(decrease)/increase in cash for the period.......................         (5,017)              4,878
Cash - beginning of period..........................................          5,461                 364
                                                                       --------------       ------------
Cash - end of period................................................   $        444         $     5,242
                                                                       ==============       ============

The accompanying notes are an integral part of these financial statements.




       THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

                Management's Discussion and Analysis of
             Financial Condition and Results of Operations


CL&P is a wholly owned subsidiary of NU. This discussion should be read in conjunction with NU's management's discussion and analysis of financial condition and results of operations, consolidated financial statements and footnotes in this Form 10-Q, the First and Second Quarter 2001 Form 10-Qs and the NU 2000 Form 10-K.

RESULTS OF OPERATIONS

The components of significant income statement variances for the third quarter of 2001 and the first nine months of 2001 are provided in the table below.

                                           Income Statement Variances
                                             (Millions of Dollars)
                                             2001 over/(under) 2000
                                             ----------------------
                                        Third               Nine
                                       Quarter   Percent   Months   Percent
                                       -------   -------   ------   -------

Operating Revenues                      $(73)      (10)%   $(160)     (7)%

Operating Expenses:
Fuel, purchased and net
  interchange power                      (26)       (6)      (84)     (7)
Other operation                          (31)      (30)      (69)    (22)
Maintenance                              (12)      (33)      (13)    (12)
Depreciation                              (5)      (19)      (16)    (18)
Amortization of regulatory
  assets, net                             35        (a)      628      (a)
Federal and state income taxes           (20)      (49)      (37)    (35)
Taxes other than income taxes             (4)      (10)       (2)     (2)
Gain on sale of utility plant              -         -      (523)     (a)
                                        ----      ----     -----    ----
Total operating expenses                 (63)       (9)     (116)     (6)
                                        ----      ----     -----    ----

Operating income                         (10)      (19)      (44)    (26)
                                        ----      ----     -----    ----
Other Income/(Loss):
Gain related to Millstone sale             -         -        28      (a)
Other, net                                10        (a)       29      (a)
Income taxes                              (1)      (46)      (18)    (96)
                                        ----      ----     -----    ----
Other income, net                          9        (a)       39      (a)
Interest charges, net                      8        31        16      21
                                        ----      ----     -----    ----
Net income                              $ (9)      (33)%   $ (21)    (22)%
                                        ====      ====     =====    ====
(a) Percent greater than 100.

Comparison of the Third Quarter 2001 to the Third Quarter of 2000
-----------------------------------------------------------------

Operating Revenues
Total revenues decreased by $73 million or 10 percent in the third quarter of 2001, compared with the same period in 2000, primarily due to lower wholesale revenues ($101 million), partially offset by higher retail revenues ($32 million). Wholesale revenues were lower primarily as a result of the sale of the Millstone units at the end of the first quarter of 2001 and lower energy sales. Retail revenues increased primarily due to higher retail sales ($23 million) and the recovery of previously deferred fuel costs which began in August 2001 ($9 million). Retail sales increased 4.3 percent compared to the third quarter of 2000.

Fuel, Purchased and Net Interchange Power
Fuel, purchased and net interchange power expense decreased in 2001, primarily due to lower purchased power costs resulting from the buydown and buyout of various cogeneration contracts and lower nuclear fuel expense.

Other Operation and Maintenance
Other O&M expenses decreased by $43 million in 2001, primarily due to lower nuclear expenses ($47 million) as a result of the sale of the Millstone units at the end of the first quarter of 2001 and lower administrative and general costs ($4 million), partially offset by higher distribution maintenance expenses ($3 million) and higher transmission expenses ($4 million).

Depreciation
Depreciation expense decreased in 2001, primarily due to the sale of the Millstone units at the end of the first quarter in 2001.

Amortization of Regulatory Assets, Net
Amortization of regulatory assets, net increased in 2001, primarily due to higher amortization related to restructuring.

Federal and State Income Taxes
Federal and state income taxes combined decreased in 2001, primarily due to lower taxable income.

Taxes Other Than Income Taxes
Taxes other than income taxes decreased in 2001, primarily due to a property tax settlement with the City of Meriden, partially offset by higher gross earnings taxes.

Other, Net
Other, net increased in 2001, primarily due to higher miscellaneous income in 2001 including the allowed return on deferred fuel balances ($10 million).

Interest Charges, Net
Interest charges, net increased in 2001, primarily due to the interest expense associated with the issuance of rate reduction bonds in 2001, partially offset by lower long-term debt outstanding as a result of reacquisitions and retirements of long-term debt in 2001.

Comparison of the First Nine Months of 2001 to the First Nine Months of 2000
----------------------------------------------------------------------------

Operating Revenues
Total revenues decreased by $160 million or 7 percent in the first nine months of 2001, compared with the same period in 2000, primarily due to lower wholesale revenues ($199 million) and lower transmission revenues ($17 million), partially offset by higher retail revenues ($58 million). Wholesale revenues were lower primarily as a result of the sale of the Millstone units at the end of the first quarter of 2001 and lower energy sales. Retail revenues increased primarily due to higher retail sales ($53 million) and the recovery of previously deferred fuel costs ($9 million). Retail sales increased
3.4 percent compared to the first nine months of 2000.

Fuel, Purchased and Net Interchange Power
Fuel, purchased and net interchange power expense decreased in 2001, primarily due to lower purchased power costs resulting from the buydown and buyout of various cogeneration contracts and lower nuclear fuel expense.

Other Operation and Maintenance
Other O&M expenses decreased by $82 million in 2001, primarily due to lower nuclear expenses ($67 million) as a result of the sale of the Millstone units at the end of the first quarter of 2001, lower transmission expenses ($15 million) and lower administrative and general expenses ($9 million), partially offset by higher distribution maintenance expenses ($6 million).

Depreciation
Depreciation expense decreased in 2001, primarily due to the sale of the Millstone units at the end of the first quarter in 2001.

Amortization of Regulatory Assets, Net
Amortization of regulatory assets, net increased in 2001, primarily due to the amortization related to the gain on sale of the Millstone units ($523 million) and higher amortization related to restructuring.

Federal and State Income Taxes
Federal and state income taxes combined decreased in 2001, primarily due to lower taxable income.

Gain on Sale of Utility Plant
CL&P recorded a gain on the sale of its ownership share in the Millstone units. A corresponding amount of amortization expense was recorded.

Gain Related to Millstone Sale
CL&P recognized a gain related to the former Connecticut Municipal Electric Energy Cooperative's (CMEEC) portion of Millstone 2.

Other, Net
Other, net increased in 2001, primarily due to the settlement, in 2000, of Millstone-related litigation, net of insurance proceeds ($9 million) and a write-off associated with the former CMEEC nuclear entitlement ($6 million) in 2000 and higher interest income in 2001, including the allowed return on deferred fuel balances ($10 million).

Interest Charges, Net
Interest charges, net increased in 2001, primarily due to the interest expense associated with the issuance of rate reduction bonds in 2001, partially offset by lower long-term debt outstanding as a result of reacquisitions and retirements of long-term debt in 2001.

LIQUIDITY

As a result of the sale of the Millstone units in March 2001, and the securitization of CL&P stranded costs in March 2001, CL&P continued to maintain a high degree of liquidity through the third quarter of 2001. At no point during the quarter did CL&P borrow under its credit line. Cash held by CL&P was more than adequate to fund its short-term borrowing needs.

In part because of CL&P's liquidity, its credit rating is currently being reviewed for possible upgrade. CL&P expects that this review will be completed before the end of 2001.

In November 2001, NU expects to renew $650 million in revolving credit lines, including $300 million to support CL&P, PSNH, WMECO, and Yankee Gas.

Over the coming years, management expects that rather than CL&P paying out substantially all of its earnings as dividends to the parent company, that these dividends may be significantly less should CL&P receive the regulatory approval for the major capital projects that it has proposed.



PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                            September 30,
                                                                2001         December 31,
                                                            (Unaudited)          2000
                                                         ----------------  ----------------
                                                               (Thousands of Dollars)
ASSETS
------

Property, Plant and Equipment, at Cost:
  Electric............................................   $    1,431,808     $    1,505,967
  Other...............................................            6,221               -
                                                         ----------------   ----------------
                                                              1,438,029          1,505,967
     Less: Accumulated provision for depreciation.....          683,686            711,340
                                                         ----------------  ----------------
                                                                754,343            794,627
  Construction work in progress.......................           32,278             27,251
  Nuclear fuel, net...................................             -                 1,924
                                                         ----------------  ----------------
     Total net property, plant and equipment..........          786,621            823,802
                                                         ----------------  ----------------
Other Property and Investments:
  Nuclear decommissioning trusts, at market...........             -                 7,362
  Investments in regional nuclear generating
   companies and subsidiary company, at equity........            9,726             16,293
  Other, at cost......................................           42,453              3,225
                                                         ----------------  ----------------
                                                                 52,179             26,880
                                                         ----------------  ----------------
Current Assets:
  Cash and cash equivalents...........................            8,681            115,135
  Receivables, net....................................           71,234             71,992
  Accounts receivable from affiliated companies.......           13,391              2,798
  Taxes receivable from affiliated companies..........          187,573              9,983
  Accrued utility revenues............................           30,139             41,844
  Fuel, materials and supplies, at average cost.......           36,666             28,760
  Prepayments and other...............................           17,208             14,750
                                                         ----------------  ----------------
                                                                364,892            285,262
                                                         ----------------  ----------------
Deferred Charges:
  Regulatory assets...................................          984,334            924,847
  Deferred receivable from affiliated company.........             -                 3,240
  Unamortized debt expense............................           11,132              9,067
  Other ..............................................            5,892              9,096
                                                         ----------------  ----------------
                                                              1,001,358            946,250
                                                         ----------------  ----------------

Total Assets.........................................    $    2,205,050    $     2,082,194
                                                         ================  ================

The accompanying notes are an integral part of these financial statements.



PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                           September 30,
                                                               2001         December 31,
                                                           (Unaudited)           2000
                                                         ----------------  ----------------
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common stock, $1 par value - authorized
   100,000,000 shares; 388 shares outstanding
   in 2001 and 1,000 shares outstanding in 2000........    $      -        $            1
  Capital surplus, paid in.............................        165,000            424,909
  Retained earnings....................................        160,250            123,177
  Accumulated other comprehensive income...............            373              1,207
                                                         ----------------  ----------------
           Total common shareholder's equity...........        325,623            549,294
  Long-term debt.......................................        407,285            407,285
                                                         ----------------  ----------------
           Total capitalization........................        732,908            956,579
                                                         ----------------  ----------------

Rate Reduction Bonds...................................        525,000               -
                                                         ----------------  ----------------
Obligations Under Seabrook Power Contracts
 and Other Capital Leases..............................         79,776             91,702
                                                         ----------------  ----------------

Current Liabilities:
  Notes payable to affiliated company..................         27,000               -
  Preferred stock - current portion....................           -                24,268
  Obligations under Seabrook Power Contracts and other
   capital leases - current portion....................         26,710            537,528
  Accounts payable.....................................         28,432             45,847
  Accounts payable to affiliated companies.............         82,556             54,157
  Accrued taxes........................................         14,467                656
  Accrued interest.....................................         29,156              4,962
  Other................................................         18,738             13,112
                                                         ----------------  ----------------
                                                               227,059            680,530
                                                         ----------------  ----------------

Deferred Credits and Other Long-Term Liabilities:
  Accumulated deferred income taxes....................        381,812            179,723
  Accumulated deferred investment tax credits..........         14,361             27,348
  Deferred contractual obligations.....................         37,739             41,499
  Deferred pension costs...............................         38,147             41,216
  Deferred revenue from affiliated company.............           -                 3,240
  Other................................................        168,248             60,357
                                                         ----------------  ----------------
                                                               640,307            353,383
                                                         ----------------  ----------------
Commitments and Contingencies (Note 2)

Total Capitalization and Liabilities...................  $   2,205,050     $    2,082,194
                                                         ================  ================

The accompanying notes are an integral part of these financial statements.



PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                       Three Months Ended       Nine Months Ended
                                                          September 30,            September 30,
                                                      ------------------------------------------------
                                                         2001        2000         2001        2000
                                                      ------------------------------------------------
                                                                     (Thousands of Dollars)
Operating Revenues................................... $ 299,711   $ 337,865    $ 927,345   $ 993,017
                                                      ---------   ---------    ---------   ---------
Operating Expenses:
  Operation -
     Fuel, purchased and net interchange power.......   166,889     232,169      585,652     655,508
     Other...........................................    31,102      29,584       95,097      93,126
  Maintenance........................................    12,165       9,913       46,959      34,479
  Depreciation.......................................     8,199      10,312       30,009      33,361
  Amortization of regulatory assets, net.............    26,676      11,468       39,581      34,407
  Federal and state income taxes.....................    10,427       5,275       29,015      31,087
  Taxes other than income taxes......................     9,117      10,964       30,255      33,193
                                                      ---------   ---------    ---------   ---------
        Total operating expenses.....................   264,575     309,685      856,568     915,161
                                                      ---------   ---------    ---------   ---------
Operating Income.....................................    35,136      28,180       70,777      77,856
                                                      ---------   ---------    ---------   ---------
Other Income/(Loss):
  Gain related to Millstone sale.....................        11        -          25,924        -
  Other, net.........................................       527       2,810       13,102      11,175
  Income taxes.......................................     1,406       6,507       (8,682)      1,319
                                                      ---------   ---------    ---------   ---------
        Other income, net............................     1,944       9,317       30,344      12,494
                                                      ---------   ---------    ---------   ---------
        Income before interest charges...............    37,080      37,497      101,121      90,350
                                                      ---------   ---------    ---------   ---------
Interest Charges:
  Interest on long-term debt.........................     7,383       8,793       22,398      29,897
  Interest on rate reduction bonds...................     7,932        -          13,266        -
  Other interest.....................................       135         (29)         (52)         37
                                                      ---------   ---------    ---------   ---------
        Interest charges, net........................    15,450       8,764       35,612      29,934
                                                      ---------   ---------    ---------   ---------

 Net Income.......................................... $  21,630   $  28,733    $  65,509   $  60,416
                                                      =========   =========    =========   =========

The accompanying notes are an integral part of these financial statements.



PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                            Nine Months Ended
                                                                               September 30,
                                                                     -----------------------------
                                                                         2001             2000
                                                                     ------------     ------------
                                                                         (Thousands of Dollars)
Operating activities:
  Net income........................................................ $    65,509      $    60,416
  Adjustments to reconcile to net cash flows
   provided by operating activities:
    Depreciation....................................................      30,009           33,361
    Deferred income taxes and investment tax credits, net...........     184,001          (10,193)
    Net deferral of recoverable energy costs, net...................     (32,010)          (9,420)
    Amortization of regulatory assets, net..........................      39,581           34,407
    Gain on sale of utility plant...................................     (25,924)            -
    Net other sources/(uses) of cash................................      97,303          (40,462)
  Changes in working capital:
    Receivables and accrued utility revenues........................       1,870           21,695
    Fuel, materials and supplies....................................      (7,906)           5,832
    Accounts payable................................................      10,984           (4,941)
    Accrued taxes...................................................      13,811           21,613
    Taxes receivable................................................    (177,590)            -
    Other working capital (excludes cash)...........................      27,362           53,675
                                                                     ------------     ------------
Net cash flows provided by operating activities.....................     227,000          165,983
                                                                     ------------     ------------

Investing Activities:
  Investments in plant:
    Electric utility plant..........................................     (65,438)         (39,098)
    Nuclear fuel....................................................         (37)            (254)
                                                                     ------------     ------------
  Net cash flows used for investments in plant......................     (65,475)         (39,352)
  Investment in nuclear decommissioning trusts......................      (1,625)            (470)
  Other investment activities, net..................................     (32,661)            (598)
  Net proceeds from sale of utility plant...........................      25,012             -
                                                                     ------------     ------------
Net cash flows used in investing activities.........................     (74,749)         (40,420)
                                                                     ------------     ------------

Financing Activities:
  Net increase in short-term debt...................................      27,000             -
  Issuance of rate reduction bonds..................................     525,000             -
  Repurchase of common shares.......................................    (260,000)            -
  Reacquisitions and retirements of long-term debt..................        -            (109,200)
  Reacquisitions and retirements of preferred stock.................     (24,268)         (25,000)
  Buydown of capital lease obligation...............................    (497,508)            -
  Cash dividends on preferred stock.................................      (1,929)          (3,313)
  Cash dividends on common stock....................................     (27,000)            -
                                                                     ------------     ------------
Net cash flows used in financing activities.........................    (258,705)        (137,513)
                                                                     ------------     ------------
Net decrease in cash and cash equivalents...........................    (106,454)         (11,950)
Cash and cash equivalents - beginning of period.....................     115,135          182,588
                                                                     ------------     ------------
Cash and cash equivalents - end of period........................... $     8,681      $   170,638
                                                                     ============     ============

The accompanying notes are an integral part of these financial statements.




       PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

                Management's Discussion and Analysis of
             Financial Condition and Results of Operations


PSNH is a wholly owned subsidiary of NU. This discussion should be read in conjunction with NU's management's discussion and analysis of financial condition and results of operations, consolidated financial statements and footnotes in this Form 10-Q, the First and Second Quarter 2001 Form 10-Qs and the NU 2000 Form 10-K.

RESULTS OF OPERATIONS

The components of significant income statement variances for the third quarter of 2001 and the first nine months of 2001 are provided in the table below.

                                           Income Statement Variances
                                             (Millions of Dollars)
                                             2001 over/(under) 2000
                                             ----------------------

                                        Third               Nine
                                       Quarter   Percent   Months   Percent
                                       -------   -------   ------   -------

Operating Revenues                      $(38)      (11)%    $(66)      (7)%

Operating Expenses:
Fuel, purchased and net
  interchange power                      (65)      (28)      (70)     (11)
Other operation                            2         5         2        2
Maintenance                                2        23        12       36
Depreciation                              (2)      (20)       (3)     (10)
Amortization of regulatory
  assets, net                             15        (a)        5       15
Federal and state income taxes             5        98        (2)      (7)
Taxes other than income taxes             (2)      (17)       (3)      (9)
                                        ----      ----      ----     ----
Total operating expenses                 (45)      (15)      (59)      (6)
                                        ----      ----      ----     ----

Operating income                           7        25        (7)      (9)
                                        ----      ----      ----     ----
Other Income/(Loss):
Gain related to Millstone sale            -         -         26       (a)
Other, net                                (2)      (81)        2       17
Income taxes                              (5)      (78)      (10)      (a)
                                        ----      ----      ----     ----
Other income, net                         (7)      (79)       18       (a)
Interest charges, net                      7        76         6       19
                                        ----      ----      ----     ----
Net income                              $ (7)      (25)%    $  5        8%
                                        ====      ====      ====     ====
(a) Percent greater than 100.

Comparison of the Third Quarter 2001 to the Third Quarter of 2000
-----------------------------------------------------------------

Operating Revenues
Total operating revenues decreased $38 million or 11 percent in the third quarter of 2001, compared with the same period of 2000, primarily due to lower retail revenues ($16 million) and lower wholesale revenues from lower capacity and energy sales to the market ($23 million). Retail revenues decreased due to 5 and 11 percent rate decreases that were effective October 1, 2000 and May 1, 2001, respectively ($33 million), partially offset by higher retail sales. Retail kilowatt-hour sales increased by 8.3 percent in 2001.

Fuel, Purchased and Net Interchange Power
Fuel, purchased and net interchange power expense decreased in 2001, primarily due to lower purchased power expenses and lower expenses from NAEC as a result of the buydown of the Seabrook Power Contracts.

Other Operation and Maintenance
Other O&M expenses increased in 2001, primarily due to higher maintenance costs in 2001 associated with the fossil plants ($2 million) and higher distribution maintenance costs ($1 million).

Depreciation
Depreciation expense decreased in 2001, primarily due to the sale of the Millstone units at the end of the first quarter in 2001.

Amortization of Regulatory Assets, Net
Amortization of regulatory assets, net increased in 2001, primarily due to higher amortization related to restructuring.

Taxes Other Than Income Taxes
Taxes other than income taxes decreased in 2001, primarily due to lower New Hampshire franchise taxes in 2001.

Other, Net
Other, net decreased in 2001, primarily due to higher interest income in 2000.

Interest Charges, Net
Interest charges, net were higher in 2001, primarily due to the issuance of rate reduction bonds in 2001, partially offset by lower long-term debt outstanding in 2001.

Comparison of the First Nine Months of 2001 to the First Nine Months of 2000
----------------------------------------------------------------------------

Operating Revenues
Total operating revenues decreased $66 million or 7 percent in the first nine months of 2001, compared to the same period of 2000, primarily due to lower retail revenues ($45 million), lower wholesale revenues from lower capacity and energy sales to the market ($17 million) and lower transmission revenues ($4 million). Retail revenues decreased due to 5 and 11 percent rate decreases that were effective October 1, 2000 and May 1, 2001, respectively ($67 million), partially offset by higher retail sales. Retail kilowatt-hour sales increased by
3.6 percent in 2001.

Fuel, Purchased and Net Interchange Power
Fuel, purchased and net interchange power expense decreased in 2001, primarily due to lower expenses from NAEC as a result of the buydown of the Seabrook Power Contracts.

Other Operation and Maintenance
Other O&M expenses increased in 2001, primarily due to higher maintenance costs in 2001 associated with the fossil plants ($15 million) and higher distribution maintenance costs ($2 million), partially offset by lower transmission expense ($4 million).

Depreciation
Depreciation expense decreased in 2001, primarily due to the sale of the Millstone units at the end of the first quarter in 2001.

Amortization of Regulatory Assets, Net
Amortization of regulatory assets, net increased in 2001, primarily due to higher amortization related to restructuring.

Federal and State Income Taxes
Federal and state income taxes combined increased in 2001 as compared to 2000, primarily due to higher book taxable income.

Taxes Other Than Income Taxes
Taxes other than income taxes decreased in 2001, primarily due to lower New Hampshire franchise taxes in 2001.

Gain Related to Millstone Sale
PSNH recognized a gain as a result of the sale of its ownership share in Millstone 3.

Other, Net
Other, net increased in 2001, primarily due to a gain on the disposition of property in 2001 and higher environmental reserves in 2000, partially offset by higher interest income in 2000.

Interest Charges, Net
Interest charges, net were higher in 2001 primarily due to the issuance of rate reduction bonds in 2001, partially offset by lower long-term debt outstanding in 2001.

LIQUIDITY

As a result of the sale of the Millstone units in March 2001, and the securitization of PSNH stranded costs in April 2001, PSNH continued to maintain a high degree of liquidity through the third quarter of 2001. At no point during the quarter did PSNH borrow under its credit line.

In part because of PSNH's liquidity, its credit rating is currently being reviewed for possible upgrade. PSNH expects that this review will be completed before the end of 2001.

In November 2001, NU expects to renew $650 million in revolving credit lines, including $300 million to support CL&P, PSNH, WMECO, and Yankee Gas.

PSNH has applied to the NHPUC to refinance $287.5 million of tax-exempt bonds carrying interest rates of 7.65 percent and 7.5 percent. PSNH is considering using a combination of variable-rate and fixed-rate tax-exempt bonds for the refinancing. As a result of the current low interest rate environment, PSNH expects to save several million dollars annually in interest costs as a result of the refinancing.

Over the coming years, management expects PSNH to pay out substantially all of its earnings as dividends to the parent company.


WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

                                                          September 30,
                                                               2001          December 31,
                                                           (Unaudited)           2000
                                                         ----------------  ----------------
                                                               (Thousands of Dollars)
ASSETS
------

Property, Plant and Equipment, at Original Cost:
  Electric.............................................. $     556,819     $   1,112,405
     Less:  Accumulated provision for depreciation......       185,663           792,923
                                                         ----------------  ----------------
                                                               371,156           319,482
  Construction work in progress.........................        21,151            22,813
  Nuclear fuel, net.....................................          -               18,296
                                                         ----------------  ----------------
      Total net property, plant and equipment...........       392,307           360,591
                                                         ----------------  ----------------

Other Property and Investments:
  Nuclear decommissioning trusts, at market.............          -              144,921
  Investments in regional nuclear generating
   companies, at equity.................................        10,564            11,117
  Other, at cost........................................        10,359             6,249
                                                         ----------------  ----------------
                                                                20,923           162,287
                                                         ----------------  ----------------
Current Assets:
  Cash..................................................         6,068               985
  Receivables, net......................................        43,878            36,364
  Accounts receivable from affiliated companies.........         8,538            16,146
  Taxes receivable......................................         5,979              -
  Accrued utility revenues..............................        10,769            21,222
  Fuel, materials and supplies, at average cost.........         1,526             1,606
  Prepayments and other.................................         1,538             4,817
                                                         ----------------  ----------------
                                                                78,296            81,140
                                                         ----------------  ----------------

Deferred Charges:
  Regulatory assets.....................................       338,310           392,247
  Prepaid pension.......................................        50,807            45,473
  Unamortized debt expense..............................           683             1,822
  Other ................................................         2,260             4,258
                                                         ----------------  ----------------
                                                               392,060           443,800
                                                         ----------------  ----------------

Total Assets...........................................  $     883,586     $   1,047,818
                                                         ================  ================

The accompanying notes are an integral part of these financial statements.




WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

                                                          September 30,
                                                               2001         December 31,
                                                           (Unaudited)           2000
                                                         ----------------  ----------------
                                                               (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization:
  Common stock, $25 par value - authorized
   1,072,471 shares; 509,696 shares outstanding
   in 2001 and 590,093 shares outstanding in 2000......  $       12,742    $      14,752
  Capital surplus, paid in.............................          82,223           94,010
  Retained earnings....................................          61,921           62,952
  Accumulated other comprehensive income...............              54              182
                                                         ----------------  ----------------
           Total common stockholder's equity...........         156,940          171,896
  Preferred stock......................................            -              35,000
  Long-term debt.......................................         100,867          139,425
                                                         ----------------  ----------------
           Total capitalization........................         257,807          346,321
                                                         ----------------  ----------------
Rate Reduction Bonds...................................         155,000             -
                                                         ----------------  ----------------
Obligations Under Capital Leases.......................              93            5,935
                                                         ----------------  ----------------



Current Liabilities:
  Notes payable to banks...............................            -             110,000
  Notes payable to affiliated company..................          50,700              600
  Long-term debt and preferred stock - current portion.            -              61,500
  Obligations under capital leases - current portion...              21           20,986
  Accounts payable.....................................          50,614           25,298
  Accounts payable to affiliated companies.............           6,593            8,611
  Accrued taxes........................................             307            8,471
  Accrued interest.....................................           4,092            4,703
  Other................................................          10,014            7,671
                                                         ----------------  ----------------
                                                                122,341          247,840
                                                         ----------------  ----------------

Deferred Credits and Other Long-Term Liabilities:
  Accumulated deferred income taxes....................         237,303          224,711
  Accumulated deferred investment tax credits..........           4,082           17,580
  Decommissioning obligation - Millstone 1.............            -             136,130
  Deferred contractual obligations.....................          38,217           42,519
  Other................................................          68,743           26,782
                                                         ----------------  ----------------
                                                                348,345          447,722
                                                         ----------------  ----------------

Commitments and Contingencies (Note 2)

Total Capitalization and Liabilities...................  $      883,586    $   1,047,818
                                                         ================  ================

The accompanying notes are an integral part of these financial statements.



WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                       Three Months Ended          Nine Months Ended
                                                          September 30,              September 30,
                                                      -------------------------------------------------
                                                         2001        2000          2001        2000
                                                      -------------------------------------------------
                                                                   (Thousands of Dollars)
Operating Revenues..................................  $ 120,679   $ 130,400    $  370,845   $ 379,900
                                                      ---------   ---------    ----------   ---------
Operating Expenses:
  Operation -
     Fuel, purchased and net interchange power......     75,803      61,245       245,254     185,873
     Other..........................................     20,740      24,651        50,761      55,544
  Maintenance.......................................      3,575       7,064        16,124      25,112
  Depreciation......................................      3,124       4,389        10,675      13,334
  Amortization of regulatory assets.................        180       8,322       125,590      33,227
  Federal and state income taxes....................      5,051       6,728        10,960      14,923
  Taxes other than income taxes.....................      2,436       4,061        10,360      13,191
  Gain on sale of utility plant.....................        -          -         (121,022)       -
                                                      ---------   ---------    ----------   ---------
        Total operating expenses....................    110,909     116,460       348,702     341,204
                                                      ---------   ---------    ----------   ---------
Operating Income....................................      9,770      13,940        22,143      38,696
                                                      ---------   ---------    ----------   ---------
Other (Loss)/Income:
  Other, net........................................     (3,074)      1,004        (3,764)       (620)
  Income taxes......................................      1,324         592         1,758       5,192
                                                      ---------   ---------    ----------   ---------
        Other (loss)/income, net....................    (1,750)       1,596        (2,006)      4,572
                                                      ---------   ---------    ----------   ---------
        Income before interest charges..............     8,020       15,536        20,137      43,268
                                                      ---------   ---------    ----------   ---------

Interest Charges:
  Interest on long-term debt........................       814        2,968         4,520      11,076
  Interest on rate reduction bonds..................     2,727         -            3,636        -
  Other interest....................................       599        2,930         3,264       8,545
                                                      ---------   ---------    ----------   ---------
         Interest charges, net......................     4,140        5,898        11,420      19,621
                                                      ---------   ---------    ----------   ---------

Net Income..........................................  $  3,880    $   9,638    $    8,717   $  23,647
                                                      ========    =========    ==========   =========

The accompanying notes are an integral part of these financial statements.




WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                           Nine Months Ended
                                                                              September 30,
                                                                     ------------------------------
                                                                         2001              2000
                                                                     ------------     -------------
                                                                         (Thousands of Dollars)
Operating Activities:
  Net income........................................................ $     8,717      $    23,647
  Adjustments to reconcile to net cash flows
   provided by operating activities:
    Depreciation....................................................      10,675           13,334
    Deferred income taxes and investment tax credits, net...........      13,626          (10,450)
    Net amortization of recoverable energy costs....................       3,548            9,151
    Amortization of regulatory assets, net..........................     125,590           33,227
    Gain on sale of utility plant...................................    (121,022)            -
    Net other uses of cash..........................................      (4,256)         (11,820)
  Changes in working capital:
    Receivables and accrued utility revenues........................      10,547          (16,014)
    Fuel, materials and supplies....................................          80            1,457
    Accounts payable................................................      23,298           17,606
    Accrued taxes...................................................      (8,164)           1,116
    Other working capital (excludes cash)...........................        (968)         (23,687)
                                                                     ------------     -------------
Net cash flows provided by operating activities.....................      61,671           37,567
                                                                     ------------     -------------
Investing Activities:
  Investments in plant:
    Electric utility plant..........................................     (23,957)         (15,084)
    Nuclear fuel....................................................        (140)          (4,005)
                                                                     ------------     -------------
  Net cash flows used for investments in plant......................     (24,097)         (19,089)
  Investments in nuclear decommissioning trusts.....................     (21,767)          (3,031)
  Other investment activities, net..................................      (3,557)            (522)
  Net proceeds from the sale of utility plant.......................     177,821          185,787
  Buyout of IPP contract............................................     (99,700)            -
                                                                     ------------     -------------
Net cash flows provided by investing activities.....................      28,700          163,145
                                                                     ------------     -------------
Financing Activities:
  Net decrease in short-term debt...................................     (59,900)          (5,800)
  Issuance of rate reduction bonds..................................     155,000             -
  Reacquisitions and retirements of long-term debt..................    (100,000)         (94,150)
  Reacquisitions and retirements of preferred stock.................     (36,500)          (1,500)
  Retirement of capital lease obligation............................     (34,200)            -
  Repurchase of common shares.......................................        -             (90,000)
  Cash dividends on preferred stock.................................        (690)          (2,098)
  Cash dividends on common stock....................................      (8,998)          (8,002)
                                                                     ------------     -------------
Net cash flows used in financing activities.........................     (85,288)        (201,550)
                                                                     ------------     -------------
Net increase/(decrease) in cash for the period......................       5,083             (838)
Cash - beginning of period..........................................         985              950
                                                                     ------------     -------------
Cash - end of period................................................ $     6,068      $       112
                                                                     ============     =============

The accompanying notes are an integral part of these financial statements.




           WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


WMECO is a wholly owned subsidiary of NU. This discussion should be read in conjunction with NU's management's discussion and analysis of financial condition and results of operations, consolidated financial statements and footnotes in this Form 10-Q, the First and Second Quarter 2001 Form 10-Qs and the NU 2000 Form 10-K.

RESULTS OF OPERATIONS

The components of significant income statement variances for the third quarter of 2001 and the first nine months of 2001 are provided in the table below.

                                           Income Statement Variances
                                             (Millions of Dollars)
                                             2001 over/(under) 2000
                                             ----------------------

                                        Third               Nine
                                       Quarter   Percent   Months   Percent
                                       -------   -------   ------   -------

Operating Revenues                      $(10)       (7)%   $  (9)      (2)%

Operating Expenses:
Fuel, purchased and net
  interchange power                       15        24        59       32
Other operation                           (4)      (16)       (5)      (9)
Maintenance                               (4)      (49)       (9)     (36)
Depreciation                              (1)      (29)       (2)     (20)
Amortization of regulatory assets, net    (8)      (98)       92       (a)
Federal and state income taxes            (2)      (25)       (4)     (27)
Taxes other than income taxes             (2)      (40)       (3)     (21)
Gain on sale of utility plant             -         -       (121)      (a)
                                        ----      ----     -----     ----
Total operating expenses                  (6)       (5)        7        2
                                        ----      ----     -----     ----

Operating income                          (4)      (30)      (16)     (43)
                                        ----      ----     -----     ----
Other (Loss)/Income:
Other, net                                (4)       (a)       (3)      (a)
Income taxes                               1        (a)       (4)     (66)
                                        ----      ----     -----     ----
Other (loss)/income, net                  (3)       (a)       (7)      (a)
Interest charges, net                     (1)      (30)       (8)     (42)
                                        ----      ----     -----     ----
Net income                              $ (6)      (60)%   $ (15)     (63)%
                                        ====      ====     =====     ====
(a) Percent greater than 100.

Comparison of the Third Quarter 2001 to the Third Quarter of 2000
-----------------------------------------------------------------

Operating Revenues
Total revenues decreased by $10 million or 7 percent in the third quarter of 2001, compared with the same period in 2000, primarily due to lower wholesale revenues ($28 million), partially offset by higher retail revenues ($19 million). Wholesale revenues were lower primarily as a result of the sale of the Millstone units at the end of the first quarter of 2001. Retail revenues increased primarily due to an increase in the standard offer service rate. Retail sales were flat in 2001 compared to the third quarter of 2000.

Fuel, Purchased and Net Interchange Power
Fuel, purchased and net interchange power expense increased in 2001, primarily due to higher purchased power costs associated with the standard offer supply.

Other Operation and Maintenance
Other O&M expenses decreased in 2001, primarily due to lower nuclear expenses ($11 million) as a result of the sale of the Millstone units at the end of the first quarter in 2001, partially offset by higher administrative and general expenses ($3 million) and higher transmission expenses ($1 million).

Depreciation
Depreciation expense decreased in 2001, primarily due to the sale of the Millstone units at the end of the first quarter in 2001.

Amortization of Regulatory Assets, Net
Amortization of regulatory assets, net decreased in 2001, primarily due to lower amortization related to restructuring.

Federal and State Income Taxes
Federal and state income taxes combined decreased in 2001, primarily as a result of lower taxable income.

Taxes Other Than Income Taxes
Taxes other than income taxes decreased in 2001, primarily due to lower local property taxes.

Other, Net
Other, net decreased in 2001, primarily due to higher environmental reserves in 2001.

Interest Charges, Net
Interest charges, net decreased in 2001, primarily due lower short-term debt borrowings in 2001.

Comparison of the First Nine Months of 2001 to the First Nine Months of 2000
----------------------------------------------------------------------------

Operating Revenues
Total revenues decreased by $9 million or 2 percent in the first nine months of 2001, compared with the same period in 2000, primarily due to lower wholesale revenues ($56 million), partially offset by higher retail revenues ($49 million). Wholesale revenues were lower primarily as a result of the sale of the Millstone units at the end of the first quarter of 2001. Retail revenues increased primarily due to an increase in the standard offer service rate. Retail sales increased by 0.7 percent compared to the first nine months of 2000.

Fuel, Purchased and Net Interchange Power
Fuel, purchased and net interchange power expense increased in 2001, primarily due to higher purchased power costs associated with the standard offer supply.

Other Operation and Maintenance
Other O&M expenses decreased in 2001, primarily due to lower nuclear expenses ($21 million) as a result of the sale of the Millstone units at the end of the first quarter in 2001, partially offset by higher administrative and general expenses ($10 million).

Depreciation
Depreciation expense decreased in 2001, primarily due to the sale of the Millstone units at the end of the first quarter in 2001.

Amortization of Regulatory Assets, Net
Amortization of regulatory assets, net increased in 2001, primarily due to the amortization in 2001 of the gain on sale of the Millstone units ($121 million), partially offset by lower amortization related to restructuring.

Federal and State Income Taxes
Federal and state income taxes combined decreased in 2001, primarily due to lower taxable income.

Taxes Other Than Income Taxes
Taxes other than income taxes decreased in 2001, primarily due to lower local property taxes.

Gain on Sale of Utility Plant
WMECO recorded a gain on the sale of its ownership share in the Millstone units. A corresponding amount of amortization expense was recorded.

Other, Net
Other, net decreased in 2001, primarily due to higher environmental reserves in 2001, partially offset by the settlement, in 2000, of Millstone-related litigation, net of insurance proceeds ($3 million).

Interest Charges, Net
Interest charges, net decreased in 2001, primarily due to lower long-term debt outstanding as a result of reacquisitions and retirements of long-term debt in 2001 and lower short-term borrowings in 2001, partially offset by the interest expense associated with the issuance in 2001 of rate reduction bonds.

LIQUIDITY

As a result of the sale of the Millstone units in March 2001, and the securitization of WMECO stranded costs in May 2001, WMECO continued to maintain a high degree of liquidity through the third quarter of 2001. At no point during the quarter did WMECO borrow under its credit line.

However, for the nine months ended September 30, 2001, as compared to the same period in 2000, WMECO's earnings declined as a result of the delay in the transfer of certain hydroelectric generation assets to an affiliated company in 2000.

In part because of WMECO's liquidity, its credit rating is currently being reviewed for possible upgrade. WMECO expects that this review will be completed before the end of 2001.

In November 2001, NU expects to renew $650 million in revolving credit lines, including $300 million to support CL&P, PSNH, WMECO, and Yankee Gas.

Over the coming years, management expects WMECO to pay out substantially all of its earnings as dividends to the parent company.



                        Northeast Utilities and Subsidiaries
          The Connecticut Light and Power Company and Subsidiaries Public Service Company of New Hampshire and Subsidiaries
            Western Massachusetts Electric Company and Subsidiary


                   NOTES TO FINANCIAL STATEMENTS (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (All Companies)

     A.   Presentation

          The accompanying unaudited financial statements should be read in conjunction with the management's discussion and analysis of financial condition and results of operations in this Form 10-Q, the First and Second Quarter 2001 Form 10-Qs and the Annual Reports of Northeast Utilities (NU), The Connecticut Light and Power Company (CL&P), Public Service Company of New Hampshire (PSNH), and Western Massachusetts Electric Company (WMECO), which were filed as part of the NU 2000 Form 10-K, and the current reports on Form 8-K dated July 10, 2001, July 24, 2001, October 11, 2001, October 23,
          2001, and October 29, 2001. The accompanying financial statements contain, in the opinion of management, all adjustments necessary to present fairly NU's and each NU system company's financial position as of September 30, 2001, the results of operations for the three-month and nine-month periods ended September 30, 2001 and 2000, and statements of cash flows for the nine-month periods ended September 30, 2001 and 2000. All adjustments are of a normal, recurring nature except those described in Notes 1C and 2. The results of operations for the three-month and nine-month periods ended September 30, 2001 and 2000, are not indicative of the results expected for a full year.

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

          In April 2001, PSNH issued rate reduction bonds and used a portion of those proceeds to retire preferred stock and buydown the Seabrook Power Contracts with North Atlantic Energy Corporation, an affiliated company.

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

          CL&P's, PSNH's and WMECO's transmission and distribution businesses will continue to be cost-of-service rate regulated, and management believes the application of SFAS No. 71 to that portion of those businesses continues to be appropriate. Management also believes it is probable that the NU system operating companies will recover their investments in long-lived assets, including regulatory assets, through charges to their transmission and distribution customers. These costs will be recovered over a period of time ranging from 7 to 26 years, subject to certain adjustments. Stranded costs for CL&P and WMECO will be recovered through a transition charge over a 12-year period. PSNH has three categories of stranded costs. Part 1 costs are securitized regulatory assets that are recovered over the life of the rate reduction bonds. Part 2 costs are ongoing costs consisting of nuclear decommissioning and independent power producer costs that are recovered as incurred, over the time period PSNH is responsible for those costs. Part 3 costs are nonsecuritized regulatory assets which must be recovered by a recovery end date to be determined in accordance with the "Agreement to Settle PSNH Restructuring" (Settlement Agreement), or which will be written off as stipulated by that Settlement Agreement. Based on current projections, PSNH expects to fully recover all of its Part 3 costs by the recovery end date. In addition, all material regulatory assets are earning a return. The components of the NU system companies' regulatory assets are as follows:

          ----------------------------------------------------------------
                                           September 30,      December 31,
          (Millions of Dollars)                2001               2000
          ----------------------------------------------------------------
          Recoverable nuclear costs          $1,473.1          $2,565.8
          Securitized assets                  1,352.0            -
          Income taxes, net                     474.0             504.7
          Unrecovered contractual obligations    76.8             255.8
          Recoverable energy costs, net         371.4             332.5
          Other                                 299.3             252.0
          ----------------------------------------------------------------
          Totals                             $4,046.6          $3,910.8
          ----------------------------------------------------------------

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

          For those contracts that do not meet the hedging requirements, the changes in fair value of those contracts were recognized currently in earnings. As explained in Note 3, commodity derivatives that are utilized for trading purposes are accounted for using the mark-to-market method, under Emerging Issues Task Force (EITF) Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities."

          On June 27, 2001, the Financial Accounting Standards Board
          (FASB) cleared SFAS No. 133 Implementation Issue No. C15, "Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity." Under Issue No. C15, power purchase or sales agreements, including capacity contracts, for the purchase or sale of electricity would qualify for the normal purchases and normal sales exception provided that certain criteria are met. On October 10, 2001, FASB revised Issue No. C15 by changing one of those criteria. Management is currently determining if there would be a material effect on NU's consolidated financial statements by the change made within the aforementioned FASB guidelines. The current effective date of implementing the revised guidance under Issue No. C15 is January 1, 2002.

          Goodwill and Other Intangible Assets: In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill and indefinite-lived intangible assets not be amortized effective January 1, 2002. This statement also requires that goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. Based on the goodwill and intangible assets maintained by the NU system companies, management believes that upon adoption of SFAS No. 142, annual goodwill amortization expense will be reduced by $9 million. However, upon adoption of the impairment testing rules under SFAS No. 142, there may be a cumulative effect of an accounting change which management has not evaluated at this time.

          Asset Retirement Obligations: Also in June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and applies to (a) all entities and (b) legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Upon adoption of SFAS No. 143, there may be an impact on NU's consolidated financial statements which management has not estimated at this time.

          Long-Lived Assets: In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement modifies financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Currently, management has not evaluated the impact of the adoption of SFAS No. 144 on NU's consolidated financial statements.

2.   COMMITMENTS AND CONTINGENCIES

     A.   Restructuring and Rate Matters (CL&P, PSNH, WMECO)

          Connecticut: On September 27, 2001, CL&P filed its application with the Connecticut Department of Public Utility Control (DPUC) for approval of the disposition of the proceeds from the sale of the Millstone units to Dominion Resources, Inc. This application described and requested DPUC approval for CL&P's treatment of its share of the proceeds from the sale. In accordance with Connecticut's electric industry restructuring legislation, CL&P was required to utilize any gains from the Millstone sale to offset stranded costs. There are certain contingencies related to this filing regarding the potential disallowance of what management believes were prudently incurred costs. Management believes the recoverability of these costs is probable. A decision from the DPUC is expected in the first half of 2002.

          New Hampshire: PSNH is required to supply transition service to its residential and small commercial customers until at least 57 months after customer choice was implemented in New Hampshire on May 1, 2001 (Competition Day), and requires that transition service be provided at fixed rates for certain classes of customers for the first 33 months after Competition Day. Although PSNH no longer applies SFAS No. 71 for the generation portion of its business, it expects to fully recover all operating costs related to its generation assets, including a return, under the terms of the Settlement Agreement.

          Massachusetts: During the first quarter of 2000, WMECO filed its first annual stranded cost reconciliation filing covering the period March 1, 1998 through December 31, 1999. The hearing and briefing processes related to this filing were completed during the second quarter of 2001. A Massachusetts Department of Telecommunications and Energy
          (DTE) decision is expected by the end of 2001. On March 30, 2001, WMECO also filed its second annual stranded cost reconciliation with the DTE for calendar year 2000 with the related review and hearing processes anticipated to be scheduled for the first half of 2002. The cumulative deferral of unrecovered stranded costs, as filed, is approximately $4 million. Management believes these costs are fully recoverable.

     B.   Long-Term Contractual Arrangements (Select Energy)

          Select Energy, Inc. (Select Energy) maintains long-term agreements to purchase energy in the normal course of business as part of its portfolio of resources to meet its actual or expected sales commitments. The aggregate amount of these purchase contracts was $2.8 billion at September 30, 2001. These contracts extend through 2005 and thereafter as follows (millions of dollars):

          Year
          ----

          2001                $  659.0
          2002                 1,382.4
          2003                   600.8
          2004                    72.2
          2005                    57.0
          Thereafter              12.5
                              --------
          Total               $2,783.9
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

     Commodity Price Risk - Trading Activities: As a market participant in the Northeast area of the United States, Select Energy conducts commodity-trading activities in electricity and its related products, natural gas and oil and, therefore, experiences net open positions. Select Energy manages these open positions with strict policies which limit its exposure to market risk and require daily reporting to management of potential financial exposure. Commodity derivatives utilized for trading purposes are accounted for using the mark-to-market method, under EITF Issue No. 98-10. Under this methodology, these instruments are adjusted to market value, and the unrealized gains and losses are recognized in income in the current period in the consolidated statements of income as fuel, purchased and net interchange power and in the consolidated balance sheets as prepayments and other. The mark-to-market position at September 30, 2001, was a positive $55.4 million.

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

     As of September 30, 2001, Select Energy has calculated the market price resulting from a 10 percent unfavorable change in forward market prices. That 10 percent change would result in approximately an $8 million decline in the fair value of the Select Energy trading portfolio. In the normal course of business, Select Energy also faces risks that are either nonfinancial or nonquantifiable. Such risks principally include credit risk, which is not reflected in the sensitivity analysis above.

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

     Select Energy has determined a hypothetical change in the fair value for its nontrading electricity, natural gas and oil contracts, assuming a 10 percent unfavorable change in forward market prices. As of September 30, 2001, an unfavorable 10 percent change in forward market price would have resulted in a decrease in fair value of approximately $22 million.

     The impact of a change in electricity, natural gas and oil prices on Select Energy's nontrading contracts on September 30, 2001, is not necessarily representative of the results that will be realized when these contracts are physically delivered.

     Select Energy also maintains natural gas service agreements with certain customers to supply gas at fixed prices for terms extending through 2003. Select Energy has hedged its gas supply risk under these agreements through NYMEX contracts. Under these contracts, the purchase price of a specified quantity of gas is effectively fixed over the term of the gas service agreements, which extend through 2003. As of September 30, 2001, the NYMEX contracts had a notional value of $102.5 million and a negative after-tax mark-to-market position of $18.1 million.

     Derivative Cash Flow Hedge Accounting: Derivative instruments recorded which were effective cash flow hedges resulted in an increase in other comprehensive income of $12.3 million, net of tax, upon the adoption of SFAS No. 133. During the first nine months of 2001, a negative $4.9 million, net of tax, was reclassified from other comprehensive income upon the conclusion of these hedged transactions and recognized in earnings. An additional $1.8 million, net of tax, was recognized in earnings for those derivatives that were determined to be ineffective. Also, during the third quarter of 2001, new cash flow hedge transactions were entered into which hedge cash flows through 2005. As a result of these new transactions and market value changes since January 1, 2001, other comprehensive income decreased by $44.8 million, net of tax. Accumulated other comprehensive income at September 30, 2001, was a negative $37.4 million, net of tax (decrease to equity), relating to hedged transactions and it is estimated that $30.1 million will be reclassified as a charge to earnings within the next twelve months. Cash flows from the hedge contracts are reported in the same category as cash flows from the hedged assets.

     Regulated Entities:

     Interest Rate Risk - Nontrading Activities: NU manages its interest rate risk exposure by maintaining a mix of fixed and variable rate debt. In addition, Yankee Energy System, Inc. (Yankee) has entered into an interest rate sensitive derivative. Yankee uses swap instruments with financial institutions to exchange fixed-rate interest obligations to a blend between fixed and variable-rate obligations without exchanging the underlying notional amounts. These instruments convert fixed interest rate obligations to variable rates. The notional amounts parallel the underlying debt levels and are used to measure interest to be paid or received and do not represent the exposure to credit loss. As of September 30, 2001, Yankee had outstanding agreements with a total notional value of $48 million and a positive mark-to-market position of $0.2 million, which is included within the $37.4 million reported for accumulated other comprehensive income related to hedging activities.

     Commodity Price Risk - Nontrading Activities: Yankee Gas Services Company (Yankee Gas) maintains a master swap agreement with one customer to supply gas at fixed prices for a 10-year term extending through 2005. Under this master swap agreement, the purchase price of a specified quantity of gas is effectively fixed over the term of the gas service agreement, which extends through 2005. As of September 30, 2001, the commodity swap agreement had a notional value of $18.5 million and a negative mark-to-market position of $1.3 million, net of tax, which is included within the $37.4 million reported for accumulated other comprehensive income related to hedging activities.

4.   COMPREHENSIVE INCOME (NU, CL&P, PSNH, WMECO)

     The total comprehensive income, which includes all comprehensive income items, for the NU system is as follows:

                                Nine Months Ended September 30,
                                -------------------------------
                                 2001                    2000
                                 ----                    ----
                                     (Millions of Dollars)

     NU Consolidated            $158.8                  $153.5
     CL&P                         71.3                    91.1
     PSNH                         63.4                    57.8
     WMECO                         7.9                    21.7

     Accumulated other comprehensive income mark-to-market adjustments of NU's qualified cash flow hedging instruments are as follows:

     -------------------------------------------------------------------
     (Millions of Dollars, Net of Tax)                September 30, 2001
     -------------------------------------------------------------------

     Balance at January 1, 2001 (inception date)              $ 12.3
                                                              ------
     Hedged transactions recognized into earnings               (4.9)

     Change in fair value                                      (22.7)

     Cash flow transactions entered into for the period        (22.1)
                                                              ------
     Net change associated with the current period
       hedging transactions                                    (49.7)
     -------------------------------------------------------------------
     Total mark-to-market adjustments included in
       accumulated other comprehensive loss                   $(37.4)
     Other accumulated other comprehensive
       income items                                              4.4
     -------------------------------------------------------------------
     Total accumulated other comprehensive loss               $(33.0)
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

     The following table sets forth the components of basic and diluted EPS:

     ---------------------------------------------------------------------
     (Millions of Dollars,                Nine Months Ended September 30,
     except share information)              2001                 2000
     ---------------------------------------------------------------------
     Income after interest charges        $222.1                $163.7
     Preferred dividends
       of subsidiaries                       6.2                  11.4
     ---------------------------------------------------------------------
     Income before cumulative effect
       of accounting change               $215.9                $152.3
     Cumulative effect
       of accounting change,
       net of tax benefit                  (22.4)                   -
     ---------------------------------------------------------------------
     Net income                           $193.5                $152.3
     ---------------------------------------------------------------------
     Basic EPS common shares
       outstanding (average)         137,120,689           140,829,337
     Dilutive effect of employee
       stock options                     337,005               620,065
     ---------------------------------------------------------------------
     Diluted EPS common shares
       outstanding (average)         137,457,694           141,449,402
     ---------------------------------------------------------------------
     Basic and Diluted EPS:
     Income before cumulative effect
       of accounting change                $1.57                 $1.08
     Cumulative effect
       of accounting change,
       net of tax benefit                  (0.16)                   -
     ---------------------------------------------------------------------
     Net income                            $1.41                 $1.08
     ---------------------------------------------------------------------

6.   SEGMENT INFORMATION (NU)

     The NU system is organized between regulated utilities (electric and gas since March 1, 2000) and competitive energy subsidiaries. The regulated utilities segment represented approximately 70 percent and 84 percent of the NU system's total revenues for the nine months ended September 30, 2001 and 2000, respectively, and is comprised of several business units.

     Regulated utilities revenues primarily are derived from residential, commercial and industrial customers and are not dependent on any single customer. The competitive energy subsidiaries segment has two customers with revenues in excess of 10 percent of its total revenues, one unaffiliated company and CL&P. The purchases by these customers represented approximately 12 percent and 24 percent, respectively, of total competitive energy subsidiaries' revenues for the nine months ended
     September 30, 2001. The purchases by these customers represented approximately 17 percent and 33 percent, respectively, of total competitive energy subsidiaries' revenues for the nine months ended September 30, 2000.

     The competitive energy subsidiaries segment in the following table includes Select Energy Services, Inc., a provider of energy management, demand-side management and related consulting services for commercial, industrial and institutional electric companies and electric utility companies; Holyoke Water Power Company, a company engaged in the production and distribution of electric power; Northeast Generation Company, a corporation that acquires and manages generation facilities; Northeast Generation Services Company, a corporation that maintains and services any fossil or hydroelectric facility that is acquired or contracted with for fossil or hydroelectric generation services, and its subsidiaries, and; Select Energy, a corporation engaged in the marketing, transportation, storage, and sale of energy commodities, at wholesale, in designated geographical areas and in the marketing of electricity to retail customers.

     Other, in the following table, includes the results of Mode 1 Communications, Inc., an investor in a fiber-optic communications network. Other also includes the results of the nonenergy related subsidiaries of Yankee. Interest expense included in Other primarily relates to the debt of NU parent. Inter-segment eliminations of revenues and expenses are also included in Other.

-----------------------------------------------------------------------------------------
                                  For the Nine Months Ended September 30, 2001
-----------------------------------------------------------------------------------------
                                                 Competitive    Eliminations
(Millions of           Regulated Utilities         Energy           and
  Dollars)               Electric    Gas         Subsidiaries      Other         Total
-----------------------------------------------------------------------------------------
Operating revenues      $ 3,311.8  $ 279.9        $ 2,101.5      $(585.5)      $ 5,107.7
Operating expenses       (3,072.9)  (258.0)        (2,075.3)       586.9        (4,819.3)
-----------------------------------------------------------------------------------------
Operating income            238.9     21.9             26.2          1.4           288.4
Other income                 70.2      2.5              5.6         64.4           142.7
Interest charges           (148.3)   (10.6)           (32.1)       (18.0)         (209.0)
Preferred dividends          (6.2)      -                -            -             (6.2)
-----------------------------------------------------------------------------------------
Income/(loss) before
  cumulative effect
  of accounting change      154.6     13.8             (0.3)        47.8           215.9
Cumulative effect of
  accounting change,
  net of tax benefit           -        -             (22.0)        (0.4)          (22.4)
-----------------------------------------------------------------------------------------
Net income/(loss)       $   154.6  $  13.8         $  (22.3)     $  47.4       $   193.5
-----------------------------------------------------------------------------------------
Total assets            $ 9,176.9  $ 867.6         $  863.8      $(615.4)      $10,292.9
-----------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------
                                  For the Nine Months Ended September 30, 2000
-----------------------------------------------------------------------------------------
                                                 Competitive    Eliminations
(Millions of           Regulated Utilities         Energy           and
  Dollars)               Electric    Gas        Subsidiaries       Other          Total
-----------------------------------------------------------------------------------------
Operating revenues      $ 3,550.3  $ 131.7        $ 1,456.5      $(759.2)      $ 4,379.3
Operating expenses       (3,229.2)  (125.2)        (1,414.4)       739.8        (4,029.0)
-----------------------------------------------------------------------------------------
Operating income/(loss)     321.1      6.5             42.1        (19.4)          350.3
Other income/(loss)          30.8     (2.9)             3.0          6.4            37.3
Interest charges           (147.0)    (8.7)           (37.1)       (31.1)         (223.9)
Preferred dividends         (11.4)      -                -            -            (11.4)
-----------------------------------------------------------------------------------------
Net income/(loss)       $   193.5  $  (5.1)       $     8.0      $ (44.1)      $   152.3
-----------------------------------------------------------------------------------------
Total assets            $ 9,757.1  $ 873.7        $   700.5      $(765.9)      $10,565.4
-----------------------------------------------------------------------------------------

7.   SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES (NU)

     In conjunction with the Yankee acquisition on March 1, 2000, common stock was issued and debt was assumed as follows (millions of dollars):

     Fair value of assets acquired,
       net of liabilities assumed                       $ 712.5
     Cash paid                                           (261.4)
     NU common stock issued                              (217.1)
                                                        -------
                                                        $ 234.0
                                                        =======


                     PART II.   OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

1.   Property Tax Litigation - City of Meriden, Connecticut

On August 29, 2001, Yankee Gas, CL&P and the City of Meriden (City) settled the pending lawsuit relating to the revaluation of personal property for the tax years 1991 through 1999. Pursuant to the terms of the settlement agreement, (1) the City paid Yankee Gas approximately $10 million and CL&P approximately $4.9 million (approximately $14.9 million in total), (2) Yankee Gas and CL&P agreed to file a satisfaction of judgment with the court and
(3) the City agreed to withdraw its appeal. Also included in the settlement was the City's agreement to set the assessed values of the personal property of Yankee Gas and CL&P on the City's 2000 grand list at $17.3 million and $20.6 million, respectively.

2.   Federal Energy Regulatory Commission (FERC) - Installed Capability
     (ICAP) Deficiency Charge

On August 28, 2001, the FERC accepted in part and rejected in part the Independent System Operator's (ISO) interim deficiency charge proposal. Specifically, the FERC approved a $4.87 per kilowatt-month charge and rejected ISO's proposed adjustments that would have effectively reduced the charge to $2.00 or less. The FERC also ruled that all entities meeting their ICAP responsibilities would share in ICAP deficiency charge revenues. The FERC also directed ISO to file by December 3, 2001, a report on alternatives to the ICAP requirement, particularly the feasibility of a forward reserves market and using demand-side management to meet reserve capacity needs.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Listing of Exhibits

     Exhibit No.    Description
     -----------    -----------

     10.1 Amended and Restated Receivables Purchase and Sale Agreement dated as of March 30, 2001 (CL&P and CL&P Receivables Corporation (CRC))

     10.1.1 Amendment No. 1 to the Purchase and Contribution Agreement between CL&P and CRC dated as of March 30, 2001

     10.41.2 Amendment to Exhibit 10.41 to the NU Form 10-K for the year ended December 31, 2000, dated as of June 28, 2001

     10.41.3 Amendment to Exhibit 10.41 to the NU Form 10-K for the year ended December 31, 2000, dated as of September 11, 2001

     10.44.5 Supplemental Retirement Benefit with John H. Forsgren, dated as of August 8, 2001

     10.44.6        Supplemental Compensation Arrangement with John H.
                    Forsgren, dated as of September 5, 2001

     10.44.7 Amendment to Exhibit 10.44 to the NU Form 10-K for the year ended December 31, 2000, dated as of September 19, 2001

     10.46.4 Supplemental Compensation Arrangement with Cheryl W. Grise, dated as of September 17, 2001

     10.46.5 Amendment to Exhibit 10.46 to the NU Form 10-K for the year ended December 31, 2000, dated as of September 19, 2001

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

     NU filed current reports on Form 8-K dated October 11, 2001, disclosing:

     o Earnings guidance for 2001 and 2002 and related presentation information.

     NU filed a current report on Form 8-K dated October 23, 2001, disclosing:

     o NU's earnings press release for the third quarter and nine months ended September 30, 2001.

     NU filed a current report on Form 8-K dated October 29, 2001, disclosing:

     o Earnings information for the twelve months ended September 30, 2001, for certain major businesses.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        NORTHEAST UTILITIES
                                        -------------------
                                            Registrant



Date:  November 8, 2001        By  /s/ John H. Forsgren
       ----------------                ------------------------------
                                       John H. Forsgren
                                       Vice Chairman,
                                       Executive Vice President
                                       and Chief Financial Officer


Date:  November 8, 2001        By  /s/ John J. Roman
       ----------------                ------------------------------
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


                              THE CONNECTICUT LIGHT AND POWER COMPANY
                              ---------------------------------------
                                          Registrant



Date:  November 8, 2001        By  /s/ Randy A. Shoop
       ----------------                ------------------------------
                                       Randy A. Shoop
                                       Treasurer



Date:  November 8, 2001        By  /s/ John P. Stack
       ----------------                ------------------------------
                                       John P. Stack
                                       Controller




                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                              PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
                              ---------------------------------------
                                           Registrant



Date:  November 8, 2001        By  /s/ David R. McHale
       ----------------                ------------------------------
                                       David R. McHale
                                       Vice President and Treasurer



Date:  November 8, 2001        By  /s/ John J. Roman
       ----------------                ------------------------------
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


                                WESTERN MASSACHUSETTS ELECTRIC COMPANY
                                --------------------------------------
                                              Registrant



Date:  November 8, 2001        By  /s/ David R. McHale
       ----------------                ------------------------------
                                       David R. McHale
                                       Vice President and Treasurer



Date:  November 8, 2001        By  /s/ John J. Roman
       ----------------                ------------------------------
                                       John J. Roman
                                       Vice President and Controller