Form 10-Q
period 2002-03-31
NORTHEAST UTILITIES SYSTEM; WESTERN MASSACHUSETTS ELECTRIC CO; PUBLIC SERVICE CO OF NEW HAMPSHIRE; CONNECTICUT LIGHT & POWER CO
filed 2002-05-13
CIK 72741, 106170, 315256, 23426

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549-1004

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2002
                                               --------------

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

                      Yes  X             No
                          ---               ---

Indicate the number of shares outstanding of each of the issues' classes of common stock, as of the latest practicable date:

Company - Class of Stock                      Outstanding at April 30, 2002
------------------------                      -----------------------------

Northeast Utilities
Common shares, $5.00 par value                129,559,833 shares

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

Public Service Company of New Hampshire
Common stock, $1.00 par value                 388 shares

Western Massachusetts Electric Company
Common stock, $25.00 par value                509,696 shares



                              GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report:

COMPANIES
---------

CL&P...........................  The Connecticut Light and Power Company
DNCI...........................  Dominion Nuclear Connecticut, Inc.
NAEC...........................  North Atlantic Energy Corporation
NGC............................  Northeast Generation Company
NU or the company..............  Northeast Utilities
NU system......................  The Northeast Utilities system companies, including NU and its wholly owned
                                 operating subsidiaries: CL&P, PSNH,
                                 WMECO, NAEC, and Yankee Gas
PSNH...........................  Public Service Company of New Hampshire
Select Energy..................  Select Energy, Inc.
WMECO..........................  Western Massachusetts Electric Company
Yankee.........................  Yankee Energy System, Inc.
Yankee Gas.....................  Yankee Gas Services Company

NUCLEAR UNIT

Seabrook.......................  Seabrook Unit No. 1, a 1,148 megawatt nuclear electric generating unit completed in 1986;
                                 Seabrook went into service in 1990.

REGULATORS

DPUC...........................  Connecticut Department of
                                 Public Utility Control
DTE............................  Massachusetts Department of
                                 Telecommunications and Energy
NHPUC..........................  New Hampshire Public Utilities Commission

OTHER

EPS............................  Earnings per share
FASB...........................  Financial Accounting Standards Board
FPPAC..........................  Fuel and purchased-power adjustment clause
kWh............................  Kilowatt-hour
MW.............................  Megawatts
NU 2001 Form 10-K..............  The NU system combined 2001 Form 10-K as filed with the Securities and Exchange
                                 Commission
O&M............................  Operation and maintenance
SFAS...........................  Statement of Financial Accounting Standards



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

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations

          For the following companies:

          Northeast Utilities and Subsidiaries

               Consolidated Balance Sheets -
               March 31, 2002 and December 31, 2001..................      2

               Consolidated Statements of Income -
               Three Months Ended March 31, 2002 and 2001............      4

               Consolidated Statements of Cash Flows -
               Three Months Ended March 31, 2002 and 2001............      5

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations.........      6

               Independent Accountants' Report.......................     21

               Report of Independent Public Accountants..............     22

          The Connecticut Light and Power Company
          and Subsidiaries

               Consolidated Balance Sheets -
               March 31, 2002 and December 31, 2001..................     24

               Consolidated Statements of Income -
               Three Months Ended March 31, 2002 and 2001............     26

               Consolidated Statements of Cash Flows -
               Three Months Ended March 31, 2002 and 2001............     27

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations.........     28

          Public Service Company of New Hampshire
          and Subsidiaries

               Consolidated Balance Sheets -
               March 31, 2002 and December 31, 2001..................     32

               Consolidated Statements of Income -
               Three Months Ended March 31, 2002 and 2001 ...........     34

               Consolidated Statements of Cash Flows -
               Three Months Ended March 31, 2002 and 2001............     35

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations.........     36

          Western Massachusetts Electric Company and Subsidiary

               Consolidated Balance Sheets -
               March 31, 2002 and December 31, 2001..................     40

               Consolidated Statements of Income -
               Three Months Ended March 31, 2002 and 2001............     42

               Consolidated Statements of Cash Flows -
               Three Months Ended March 31, 2002 and 2001............     43

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations.........     44

          Notes to Financial Statements
          (unaudited - all companies)................................     47

Part II.  Other Information

          Item 1.   Legal Proceedings................................     61

          Item 6.   Exhibits and Reports on Form 8-K.................     63

Signatures...........................................................     65



NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                            March 31,        December 31,
                                                               2002              2001
                                                          --------------    --------------
                                                               (Thousands of Dollars)
ASSETS
------

Current Assets:
  Cash and cash equivalents..............................  $    106,810     $      96,658
  Investments in securitizable assets....................        40,334            36,367
  Receivables, net.......................................       733,998           831,221
  Unbilled revenues......................................       121,385           126,398
  Fuel, materials and supplies, at average cost..........       108,884           108,516
  Special deposits.......................................        26,605            13,036
  Prepayments and other..................................       152,405           126,233
                                                           --------------   --------------
                                                              1,290,421         1,338,429
                                                           --------------   --------------
Property, Plant and Equipment:
  Electric utility.......................................     5,791,334         5,729,181
  Gas utility............................................       651,607           634,884
  Competitive energy.....................................     1,007,887         1,006,971
  Other..................................................       198,059           195,741
                                                           --------------   --------------
                                                              7,648,887         7,566,777
    Less: Accumulated provision for depreciation.........     3,454,054         3,418,577
                                                           --------------   --------------
                                                              4,194,833         4,148,200
  Construction work in progress..........................       293,486           289,889
  Nuclear fuel, net......................................        29,369            32,564
                                                           --------------   --------------
                                                              4,517,688         4,470,653
                                                           --------------   --------------
Deferred Debits and Other Assets:
  Regulatory assets .....................................     3,182,817         3,287,537
  Goodwill and other purchased intangible assets, net....       334,995           335,447
  Prepaid pension........................................       249,923           232,398
  Nuclear decommissioning trusts, at market..............        62,107            61,713
  Other .................................................       511,606           468,007
                                                           --------------   --------------
                                                              4,341,448         4,385,102
                                                           --------------   --------------

Total Assets.............................................  $ 10,149,557     $  10,194,184
                                                           ==============   ==============

The accompanying notes are an integral part of these financial statements.




NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                            March 31,       December 31,
                                                               2002              2001
                                                          --------------    --------------
                                                               (Thousands of Dollars)
LIABILITIES AND CAPITALIZATION
------------------------------

Current Liabilities:
  Notes payable to banks................................. $     230,000     $     290,500
  Long-term debt - current portion.......................       313,536            50,462
  Accounts payable.......................................       502,199           622,320
  Accrued taxes..........................................        58,434            26,203
  Accrued interest.......................................        68,584            35,659
  Other..................................................       163,473           161,277
                                                          --------------    --------------
                                                              1,336,226         1,186,421
                                                          --------------    --------------

Rate Reduction Bonds.....................................     2,051,807         2,018,351
                                                          --------------    --------------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes......................     1,479,382         1,491,394
  Accumulated deferred investment tax credits............       116,312           120,071
  Deferred contractual obligations.......................       206,696           216,566
  Other..................................................       680,657           634,985
                                                          --------------    --------------
                                                              2,483,047         2,463,016
                                                          --------------    --------------
Capitalization:
  Long-Term Debt.........................................     2,023,432         2,292,556
                                                          --------------    --------------

  Preferred Stock........................................       116,200           116,200
                                                          --------------    --------------

  Common shareholders' equity:
    Common shares, $5 par value - authorized
     225,000,000 shares; 149,116,706 shares issued and
     129,477,227 shares outstanding in 2002 and
     148,890,640 shares issued and 130,132,136 shares
     outstanding in 2001.................................       745,584           744,453
    Capital surplus, paid in.............................     1,111,440         1,107,609
    Deferred contribution plan - employee stock
      ownership plan.....................................       (98,802)         (101,809)
    Retained earnings....................................       680,934           678,460
    Accumulated other comprehensive loss.................        (3,458)          (32,470)
    Treasury stock.......................................      (296,853)         (278,603)
                                                          --------------    --------------
  Common Shareholders' Equity............................     2,138,845         2,117,640
                                                          -------------     -------------
Total Capitalization.....................................     4,278,477         4,526,396
                                                          -------------     -------------
Commitments and Contingencies (Note 2)

Total Liabilities and Capitalization..................... $  10,149,557     $  10,194,184
                                                          =============     =============

The accompanying notes are an integral part of these financial statements.



NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                       --------------------------------
                                                            2002              2001
                                                       --------------   ---------------
                                                             (Thousands of Dollars,
                                                           except share information)

Operating Revenues.....................................  $  1,910,683     $  1,800,544
                                                         --------------   --------------
Operating Expenses:
  Operation -
     Fuel, purchased and net interchange power.........     1,352,837        1,130,839
     Other.............................................       198,031          218,928
  Maintenance..........................................        52,312           88,681
  Depreciation.........................................        47,881           60,629
  Amortization.........................................        70,738          719,856
  Taxes other than income taxes........................        74,598           75,887
  Gain on sale of utility plant........................          -            (653,872)
                                                         --------------   --------------
      Total operating expenses.........................     1,796,397        1,640,948
                                                         --------------   --------------
Operating Income.......................................       114,286          159,596
Other (Loss)/Income, Net...............................       (13,997)         157,198
                                                         --------------   --------------
Income Before Interest and Income Tax Expense..........       100,289          316,794
                                                         --------------   --------------

Interest Expense:
  Interest on long-term debt...........................        34,548           43,668
  Interest on rate reduction bonds.....................        29,562             -
  Other interest.......................................         2,777           23,527
                                                         --------------   --------------
       Interest expense, net...........................        66,887           67,195
                                                         --------------   --------------
Income Before Income Tax Expense.......................        33,402          249,599
Income Tax Expense.....................................        13,370          112,300
                                                         --------------   --------------
Income Before Preferred Dividends of Subsidiaries......        20,032          137,299
Preferred Dividends of Subsidiaries....................         1,390            2,704
                                                         --------------   --------------
Income Before Cumulative Effect of Accounting Change...        18,642          134,595
Cumulative effect of accounting change, net
  of tax benefit of $14,908............................          -             (22,432)
                                                         --------------   --------------
Net Income.............................................  $     18,642     $    112,163
                                                         ==============   ==============

Basic and Fully Diluted Earnings Per Common Share:
Income Before Cumulative Effect of Accounting Change...  $       0.14     $       0.93
  Cumulative effect of accounting change,
    net of tax benefit.................................           -              (0.15)
                                                         --------------   --------------
Basic and Fully Diluted Earnings Per Common Share......  $       0.14     $       0.78
                                                         ==============   ==============
Basic Common Shares Outstanding (average)..............   129,504,005      143,912,698
                                                         ==============   ==============
Fully Diluted Common Shares Outstanding (average)......   129,754,946      144,314,339
                                                         ==============   ==============

The accompanying notes are an integral part of these financial statements.



NORTHEAST UTILITIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                           Three Months Ended
                                                                                March 31,
                                                                   --------------------------------
                                                                         2002              2001
                                                                   --------------   ---------------
                                                                         (Thousands of Dollars)
Operating Activities:
  Income before preferred dividends of subsidiaries...........       $   20,032       $   137,299
  Adjustments to reconcile to net cash flows
   provided by operating activities:
    Depreciation..............................................           47,881            60,629
    Deferred income taxes and investment tax credits, net.....          (22,803)         (226,451)
    Amortization..............................................           70,738           719,856
    Net amortization/(deferral) of recoverable energy costs...           22,053            (7,374)
    Gain on sale of utility plant.............................             -             (678,884)
    Cumulative effect of accounting change....................             -              (22,432)
    Net other sources/(uses) of cash..........................           48,783           (83,749)
  Changes in working capital:
    Receivables and unbilled revenues, net....................          102,235          (227,547)
    Fuel, materials and supplies..............................             (368)           69,516
    Accounts payable..........................................         (120,122)          114,290
    Accrued taxes.............................................           32,232           322,856
    Investments in securitizable assets.......................           (3,967)           11,715
    Other working capital (excludes cash).....................           24,288            40,229
                                                                     ------------     -------------
Net cash flows provided by operating activities...............          220,982           229,953
                                                                     ------------     -------------

Investing Activities:
  Investments in plant:
    Electric, gas and other utility plant.....................          (97,200)         (100,230)
    Nuclear fuel..............................................             (164)             (926)
                                                                     ------------     -------------
  Cash flows used for investments in plant....................          (97,364)         (101,156)
  Investments in nuclear decommissioning trusts...............             (393)         (106,826)
  Net proceeds from the sale of utility plant.................             -            1,035,185
  Buyout/buydown of IPP contracts.............................             -             (977,433)
  Other investment activities, net............................          (43,761)          (20,023)
                                                                     ------------     -------------
Net cash flows used in investing activities...................         (141,518)         (170,253)
                                                                     ------------     -------------

Financing Activities:
  Issuance of common shares...................................            1,130               411
  Repurchase of common shares.................................          (18,250)             -
  Issuance of long-term debt..................................             -              265,663
  Issuance of rate reduction bonds............................           50,000         1,438,400
  Retirement of rate reduction bonds..........................          (16,544)             -
  Net decrease in short-term debt.............................          (60,500)         (198,561)
  Reacquisitions and retirements of long-term debt............           (7,410)         (241,906)
  Reacquisitions and retirements of preferred stock...........             -              (36,500)
  Cash dividends on preferred stock...........................           (1,390)           (2,704)
  Cash dividends on common shares.............................          (16,171)          (14,390)
  Other financing activities, net.............................             (177)            2,324
                                                                     ------------     -------------
Net cash flows (used in)/provided by financing activities.....          (69,312)        1,212,737
                                                                     ------------     -------------
Net increase in cash and cash equivalents.....................           10,152         1,272,437
Cash and cash equivalents - beginning of period...............           96,658           200,017
                                                                     ------------     -------------
Cash and cash equivalents - end of period.....................        $ 106,810       $ 1,472,454
                                                                     ============     =============

The accompanying notes are an integral part of these financial statements.




                 NORTHEAST UTILITIES AND SUBSIDIARIES

                Management's Discussion and Analysis of
             Financial Condition and Results of Operations


This discussion should be read in conjunction with the consolidated financial statements and footnotes in this Form 10-Q, the NU 2001 Form 10-K, current reports on Form 8-K dated January 22, 2002, January 30, 2002, March 15, 2002, and April 23, 2002, and the current report on Form 8-K/A dated March 15, 2002.

FINANCIAL CONDITION

Overview

Northeast Utilities and subsidiaries (NU or the company) reported first quarter 2002 earnings of $18.6 million, or $0.14 per share on a fully diluted basis, compared with earnings of $112.2 million, or $0.78 per share on a fully diluted basis, during the same period of 2001. During both periods, NU's results were affected significantly by nonrecurring items.

During the first quarter of 2002, NU recorded an after-tax charge of $10 million, or $0.08 per share, associated with: 1) the write-down of its investment in NEON Communications, Inc. (NEON), a provider of high-bandwidth fiber optic telecommunications services, of $8.5 million, or $0.07 per share, after-tax and; 2) an additional after-tax write-down of $1.5 million or $0.01 per share related to another investment. During the first quarter of 2001, NU recorded an after-tax gain of $124.8 million, or $0.87 per share, in connection with the sale of the Millstone nuclear units to a subsidiary of Dominion Resources, Inc., Dominion Nuclear Connecticut, Inc. (DNCI). During the first quarter of 2001, NU also recorded an after-tax charge of $43.4 million, or $0.30 per share, associated with the forward repurchase of NU common shares and an after-tax charge of $22.4 million, or $0.15 per share, as a result of the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.

Excluding the effects of those nonrecurring items, NU earned $28.6 million, or $0.22 per share on a fully diluted basis, during the first quarter of 2002, compared with earnings of $53.2 million, or $0.36 per share on a fully diluted basis, during the same period of 2001. Revenues during the first quarter of 2002 increased to $1.9 billion from $1.8 billion during the same period of 2001, primarily due to higher sales at NU's competitive energy subsidiaries.

The decline in NU's earnings, excluding the effects of nonrecurring items, was primarily due to the decline in earnings at NU's regulated electric operating companies as a result of much milder weather during the first quarter of 2002, compared with the same period of 2001, and the effects of industry restructuring, primarily in New Hampshire. Earnings before preferred dividends of subsidiaries at The Connecticut Light and Power Company (CL&P) totaled $21.7 million during the first quarter of 2002, compared with $38.3 million during the first quarter of 2001. Earnings before preferred dividends of subsidiaries at Public Service Company of New Hampshire (PSNH) declined to $11.7 million during the first quarter of 2002, compared with $28.4 million during the first quarter of 2001.

Earnings at Yankee Energy System, Inc. (Yankee) totaled $12.6 million during the first quarter of 2002, compared with $15.6 million during the same period of 2001. The decline in Yankee's earnings was attributable to a 17.5 percent decline in firm natural gas volumes, partially offset by lower operating expenses. The decline in sales at Yankee was partially offset by the $7.5 million decrease in amortization expense related to the goodwill created in conjunction with NU's merger with Yankee, upon the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002.

Also negatively impacting performance in 2002 were losses of $21.6 million at NU's competitive energy subsidiaries during the first three months of 2002, compared with losses of $4.2 million during the same period of 2001, excluding the effect of the adoption of SFAS No. 133. The performance at the competitive energy subsidiaries was primarily due to: 1) mild dry weather, which resulted in a decline in wholesale and retail electric and natural gas sales; 2) a decline in conventional hydroelectric production, and; 3) to an increase in natural gas prices in March 2002, which had a detrimental effect on the company's trading portfolio.

Partially offsetting the aforementioned performance, earnings before preferred dividends of subsidiaries at Western Massachusetts Electric Company (WMECO) increased to $6.9 million during the first quarter of 2002, compared with $3.3 million during the same period of 2001, primarily as a result of costs WMECO incurred in 2001 related to an extended refueling outage at Millstone 3.

Also partially offsetting those factors was a significant decline in NU's outstanding shares. NU repurchased approximately 850,000 shares in the first quarter of 2002 and repurchased approximately 14.3 million shares during the last nine months of 2001. The positive impact on NU's earnings per share as a result of these repurchases was $0.02 per share during the first quarter of 2002, as compared to the same period of 2001.

Also offsetting the mild dry weather were lower operation and maintenance expenses unrelated to fuel and purchased power, which declined to $250.3 million during the first quarter of 2002, compared with $307.6 million during the first quarter of 2001. This reduction was primarily due to the sale of Millstone, as Millstone 3 underwent an extended refueling outage during the first quarter of 2001.

Future Outlook

Despite the below-budget results of the first quarter of 2002, NU believes it can earn between $1.40 to $1.65 per share in 2002, excluding certain nonrecurring items: 1) the $10 million write-off related to NEON and another investment, and; 2) expected consolidated after-tax gains of between $25 million and $30 million, related to the proposed sale of the NU system's 40.04 percent ownership interest in the Seabrook nuclear unit. Achieving that earnings range will depend largely on continued expense control, more seasonal weather patterns, and improved performance at NU's competitive businesses.

On April 15, 2002, CL&P, North Atlantic Energy Corporation (NAEC) and certain other joint owners reached an agreement to sell approximately
88.2 percent of the Seabrook nuclear unit to a subsidiary of the FPL Group, Inc. (FPL) for $836.6 million. The aforementioned gains relate to an agreement with an unaffiliated company in connection with the sale of their share of Seabrook and to the elimination of certain reserves previously set aside for the abandoned Seabrook 2 nuclear unit. Management anticipates these gains will be recognized during 2002.

Another primary variable in NU's earnings range of $1.40 to $1.65 per share for 2002 is the result of the Connecticut Department of Public Utility Control's (DPUC) examination of effective retail electric competition in Connecticut and the viability of CL&P's standard offer service supply contracts. The higher end of the 2002 earnings range is contingent upon an increase of $0.01 per kWh in Select Energy's revenues commencing July 1, 2002, as a result of this examination.

In addition, management is in the process of the first assessment of impairment of goodwill under SFAS No. 142, "Goodwill and Other Intangible Assets," and expects to complete this assessment by the June 30, 2002, deadline. Upon adoption of the impairment testing rules under SFAS No. 142, there may be a cumulative effect of an accounting change which management has not evaluated at this time. For further information regarding the first assessment of impairment of goodwill under SFAS No. 142, see note 1C, "Summary of Significant Accounting Policies - New Accounting Standards," to the consolidated financial statements.

Liquidity

On January 30, 2002, PSNH Funding LLC 2, a subsidiary of PSNH, sold $50 million of additional rate reduction bonds, at an interest rate of
4.58 percent. The bonds, which were rated AAA by three credit rating agencies, have a scheduled maturity date of February 1, 2008. PSNH used the proceeds to repay short-term debt that was incurred to buyout a purchased-power contract in December 2001.

On April 4, 2002, NU closed on the refinancing of $263 million of senior unsecured notes. The notes bear interest at 7.25 percent and mature on April 1, 2012. Proceeds from the refinancing were used to redeem a similar amount of variable rate notes that were issued on February 28, 2001.

In the first quarter of 2002, NU repurchased approximately 850,000 of its common shares at an average share price of $18.46. As of March 31, 2002, NU can repurchase approximately 10 million additional shares by July 2003 under its existing board authorization.

NU expects to close on the sale of its 40.04 percent share of Seabrook around the end of 2002. Of the approximately $400 million of total cash proceeds NU expects to receive from the Seabrook sale, a portion of these proceeds will be used to repay all $90 million of NAEC's outstanding debt and return all NAEC's equity, which totaled $35.9 million as of March 31, 2002, to NU and pay between $100 million and $120 million in taxes. Following the sale of NAEC's share of Seabrook, the Seabrook Power Contracts between PSNH and NAEC will be terminated. PSNH will use these proceeds to more quickly amortize stranded costs. The net gain from the sale related to CL&P's share of Seabrook primarily will be used to offset stranded costs and any cash received by CL&P will be used to meet its capital requirements.

NU's net cash flows provided by operating activities declined slightly to $221 million in the first quarter of 2002, compared with $230 million during the same period of 2001. In the first quarter of 2002, cash flows provided by operating activities decreased primarily due to a $117.3 million decrease in income before preferred dividends of subsidiaries, primarily due to the gains related to the sale of Millstone which occurred in the first quarter of 2001. Increased payments made on accounts payable balances, primarily at the competitive energy subsidiaries, in the first quarter of 2002 also decreased cash flows provided by operations. These decreases were offset by increased receipts received on accounts receivable balances during the first quarter of 2002, primarily at the competitive energy subsidiaries, compared with the same period of 2001.

Financing activities were significantly reduced in the first quarter of 2002, as compared to the same quarter of 2001, primarily due to the issuance of CL&P rate reduction certificates. The level of common dividends totaled $16.2 million in the first quarter of 2002, compared with $14.4 million during the same period of 2001. This increase was a result of NU paying a $0.10 per share quarterly common dividend in the first two quarters of 2001 and a $0.125 per share quarterly common dividend in the last two quarters of 2001 and the first quarter of 2002.

On March 28, 2002, NU paid a quarterly dividend of $0.125 per share. On April 9, 2002, NU's Board of Trustees approved payment of another cash dividend of $0.125 per share on June 28, 2002, to shareholders of record as of June 1, 2002. NU anticipates increasing its dividend by approximately 10 percent annually and eventually paying out approximately 50 percent of the aggregate earnings of its regulated companies in the form of common dividends. Such a program will be dependent upon numerous factors, including NU's ability to meet earnings targets and the judgment of its Board of Trustees at the time.

Helping to finance the aforementioned share repurchases and common dividend were the first quarter 2002 payments of $15 million of common dividends from CL&P, $16.8 million from PSNH and $4 million from WMECO, based on the aggregate earnings of these subsidiaries.

Competitive Energy Subsidiaries

NU's competitive energy subsidiaries had a loss of $21.6 million in the first quarter of 2002, compared with a loss of $4.2 million before the cumulative effect of an accounting change related to the adoption of SFAS No. 133, as amended, in the first quarter of 2001. Unconsolidated revenues for the competitive energy subsidiaries totaled approximately $1 billion in the first quarter of 2002, compared with $636.7 million in the first quarter of 2001. The increased revenues are primarily the result of increased trading volumes resulting in physical delivery of energy products and the
acquisition of Select Energy New York, Inc. (SENY).   CL&P's standard
offer purchases from Select Energy, Inc. (Select Energy) represented $158.5 million of total competitive energy subsidiaries' revenues in the first quarter of 2002, compared with $171.1 million in the first quarter of 2001. These amounts are eliminated in consolidation.

NU's competitive energy subsidiaries own 1,436 megawatts (MW) of generation capacity, consisting of 1,289 MW at Northeast Generation Company (NGC) and 147 MW at Holyoke Water Power Company (HWP). These businesses also include wholesale and retail energy marketing organizations and an expanding trading business. The energy marketing organizations also buy and sell natural gas and other fuels. The competitive energy subsidiaries also include Select Energy Services, Inc., which performs energy management services for large industrial, commercial and institutional facilities, including the United States Department of Defense, and Northeast Generation Services Company, which operates and maintains NGC's and HWP's generation assets and provides third-party contracting services for power plants and large industrial facilities.

One of management's primary goals in 2002 is to improve the results of Select Energy's energy marketing and trading businesses. To manage market risk, Select Energy has procured almost 100 percent of the projected on-peak and the vast majority of the off-peak electricity requirements needed to serve the CL&P standard offer service load. In addition, management continues to work with state regulators to increase CL&P's standard offer service price. Select Energy management also continues to work with third parties to arrange new profitable energy contracts to replace a number of wholesale contracts that are in the process of expiring. Management also expects the operations of SENY which was acquired by Select Energy in November 2001, to significantly increase its business in New York and to generate positive net income in 2002.

Competitive Energy Subsidiaries' Market and Other Risks

NU's competitive energy subsidiaries, as major providers of electricity and natural gas, are exposed to certain market risks inherent in their business activities. The competitive energy subsidiaries enter into contracts of varying lengths of time to buy and sell energy commodities, primarily electricity, natural gas and oil. Market risk represents the risk of loss that may impact the companies' financial statements due to adverse changes in commodity market prices.

A significant portion of the competitive energy subsidiaries wholesale marketing business is energy provided to full requirements customers, primarily regulated distribution companies. Under the contract terms the company is required to provide the total energy requirement to the customers load at all times.

The competitive energy subsidiaries manage their portfolio of contracts and assets to maximize value and minimize associated risks. The lengths of contracts to buy and sell energy vary in duration from daily/hourly to several years. At any point in time, the portfolio may be long (purchases exceed sales) or short (sales exceed purchases). Portfolio and risk management disciplines are used to manage exposures to market risks. Policies and procedures have been established to manage these risks. At market spot prices in effect at March 31, 2002, the portfolio had a positive mark-to-market position. There is significant volatility in the energy commodities market. This position fluctuates in value due to changes in energy prices in the region and new transactions entered into during the period.

Select Energy also engages in the trading of commodity derivatives, which are accounted for using the mark-to-market method under Emerging Issues Task Force Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities." All other nontrading transactions are recognized when settled.

The company has policies and procedures requiring all trading positions to be marked-to-market daily at the end of each trading day. Controls are in place segregating responsibilities between individuals actually trading (front office) and those verifying the trades (middle office). The mark-to-market calculations are performed by individuals in the middle office independent from the front office. All New York Mercantile Exchange futures and options are marked to closing exchange prices. Over-the-counter forwards and options are marked to the mid-point of bid and ask quotes. In most cases there are multiple sources of over-the-counter and broker quotes. Options, for which specific quotes are not available, are marked-to-market using a forward volatility curve derived from other options for which quotes are available.

As of and for the three months ended March 31, 2002, the sources of the fair value of these trading activities and the change in fair value of these trading activities are as follows:

-------------------------------------------------------------------------------
(Millions of Dollars)          Fair Value of Contracts at March 31, 2002
-------------------------------------------------------------------------------
                          Maturity     Maturity of    Maturity in       Total
                          Less than    One to Four     Excess of        Fair
Sources of Fair Value     One Year        Years       Four Years        Value
-------------------------------------------------------------------------------
Prices actively quoted     $(14.3)        $ 5.2          $  -         $(9.1)
Prices provided by
  external sources            9.7          39.2           20.8         69.7
Prices based on
  model or other
  valuation method           (2.1)         (1.0)            -          (3.1)
-------------------------------------------------------------------------------
Totals                     $ (6.7)        $43.4          $20.8        $57.5
-------------------------------------------------------------------------------

---------------------------------------------------------------
(Millions of Dollars)                         Total Fair Value
---------------------------------------------------------------
Fair value of contracts
  outstanding at the beginning
  of the period (January 1, 2002)                   $56.4
Contracts realized or otherwise
  settled during the period                           1.3
Fair value of new contracts when
  entered into during the period                     11.6
Changes in fair values
  attributable to changes in
  valuation techniques and
  assumptions                                       (12.0)
Changes in fair value of
  contracts that existed at the
  beginning of the period                             0.2
---------------------------------------------------------------
Fair value of contracts
  outstanding at the end
  of the period (March 31, 2002)                    $57.5
---------------------------------------------------------------

During the first quarter of 2002, the competitive energy subsidiaries terminated certain long-term energy contracts. Coincident with the termination, new contracts for different energy products were entered into. These new contracts are derivatives and had a positive mark-to-market of $11.6 million as of March 31, 2002.

For further information see Note 3, "Market Risk and Risk Management Instruments," and Note 4, "Comprehensive Income," to the consolidated financial statements.

Business Development and Capital Expenditures

NU's capital expenditures totaled $97.2 million during the first quarter of 2002, compared with $100.2 million during the same period of 2001.
The NU system companies currently forecast construction expenditures of up to $593 million for the year 2002, including expenditures of approximately $70 million for the construction of a new transmission line facility between Norwalk, Connecticut and Long Island, New York. However, as siting applications to build that transmission line facility have not yet been filed and contracts have not yet been signed with potential users, it is possible that NU's overall construction expenditures for 2002 will be less than current projections.

Beyond its budgeted construction program, NU continues to pursue additional investments in both the regulated and competitive energy businesses in the Northeast United States or other strategic initiatives from time to time.

In May 2002, the Connecticut Legislature approved a moratorium that could affect the timing of some of the NU system's electric transmission construction projects in southwest Connecticut. The moratorium, if signed by the Governor, would prevent the Connecticut Siting Council (CSC) from issuing a final decision on a 345,000 volt transmission line CL&P has proposed building between Bethel, Connecticut and Norwalk, Connecticut until at least February 1, 2003. The legislation would also create two task forces, one to prepare an environmental assessment and plan for energy projects beneath Long Island Sound and the other to examine issues associated with distributed generation and electric transmission lines.
An application to construct the overhead line at an estimated cost of $135 million was filed with the CSC in October 2001. The moratorium would not affect the rebuilding of a 138,000 volt undersea cable between Norwalk, Connecticut and Northport - Long Island, New York. CL&P and the Long Island Power Authority would share the estimated $80 million cost of replacing the cable, which CL&P hopes to complete by the summer of 2003.

Restructuring and Rate Matters

Connecticut - CL&P: On September 28, 2001, the DPUC ordered a $21.3 million annual reduction in CL&P's System Benefits Charge as a result of a sharp reduction in decommissioning collections and an equal increase in the Competitive Transition Assessment. These changes were effective on March 1, 2002. Also, on July 26, 2001, the DPUC authorized CL&P to assess a charge of approximately $0.002 per kilowatt-hour (kWh) from August 2001 through December 2003 to collect approximately $98.5 million of deferred fuel costs. The net result of these decisions was a reduction in CL&P's pretax earnings of $21.1 million beginning June 20, 2001, an acceleration of CL&P's recovery of stranded costs in 2002 and 2003, and further enhancement of CL&P's cash flows.

On September 27, 2001, CL&P filed its application with the DPUC for approval of the disposition of the proceeds from the sale of the Millstone units to DNCI. This application described and requested DPUC approval for CL&P's treatment of its share of the proceeds from the sale. A decision from the DPUC is expected in the second quarter of 2002.

On November 23, 2001, CL&P petitioned the DPUC to adjust its stranded costs to account for the announced sale of the Vermont Yankee nuclear unit to an unaffiliated company. CL&P has requested that the DPUC review and approve its petition expeditiously, to enable the sale to be completed by July 2002. However, other regulatory approvals are required to enable the completion of the sale by July 2002.

Since retail competition began in Connecticut in 2000, an extremely small number of CL&P customers have opted to choose their retail supplier. Currently, virtually all of CL&P's customers are procuring their electricity through CL&P's standard offer service. Through December 2003, 50 percent of CL&P's standard offer service requirements will be purchased from Select Energy with the remaining 50 percent being purchased from two unaffiliated companies. On November 18, 2001, at the request of one of the unaffiliated companies, CL&P filed a request with the DPUC to raise the standard offer service rate from an average of $0.0495 per kWh to $0.0595 per kWh to help promote competition in advance of the January 1, 2004, termination of the standard offer service period and to provide financial relief to the standard offer suppliers. In December 2001, the DPUC rejected CL&P's request, but opened two new dockets to examine the absence of effective retail electric competition in Connecticut and the viability of its standard offer service supply contracts. The first docket culminated in a joint study report issued in a decision by the DPUC on February 15, 2002, which provided the DPUC's and the Office of Consumer Counsel's findings on how to best structure default service and other issues related to electric industry restructuring. The second of the two dockets focused on the viability of the standard offer service contracts. The DPUC held hearings on the second docket in February 2002. A decision in this docket, which is expected in the second quarter of 2002, could lead to the re-opening of CL&P's standard offer docket.

Connecticut - Yankee Gas: On July 24, 2001, Yankee Gas Services Company (Yankee Gas) filed a rate application with the DPUC requesting a 7.64 percent or $29.2 million increase in rates to fund system reliability projects and a proposed expansion of its distribution system. On January 30, 2002, the DPUC issued a final decision which ordered a $4 million rate decrease effective March 1, 2002. This rate decrease was, in part, based upon adjustments that Yankee Gas had agreed to during the proceedings. The final decision, however, approved partially or fully many of the proposals made by Yankee Gas in its filing. The decision endorses Yankee Gas' distribution system expansion plan, subject to annual reviews, and approves, with some conditions, its ratemaking recovery mechanism (Infrastructure Expansion Rate Mechanism). The final decision also authorizes an 11 percent return on equity for Yankee Gas and a sharing formula for earnings above that level from 2002 through 2005. Subsequent to the final decision, the effective date of the rate decrease was delayed until April 1, 2002.

During the first quarter of 2002, the DPUC opened a docket on its own motion to review Yankee Gas' earnings as a result of the quarterly earnings reports filed for the 12 months ended September 30, 2001, and December 31, 2001. Yankee Gas filed a motion in April 2002, indicating that the docket should be terminated as a result of the DPUC's decision in Yankee Gas' rate application on January 30, 2002, which reduced rates effective April 1, 2002, and approved an earnings sharing mechanism. On May 9, 2002, the DPUC issued a draft decision which granted Yankee Gas' motion to terminate this docket as there is no basis upon which to conduct another proceeding to evaluate Yankee Gas' earnings. A final decision is scheduled to be issued on May 15, 2002.

On January 22, 2002, Yankee Gas filed an application with the DPUC for approval of a special rate contract to supply firm transportation service to a new 544 MW natural gas-fired electric generation station expected to be operational in the summer of 2003. Under the contract, Yankee Gas will construct the required distribution facilities that will interconnect the plant with interstate natural gas pipeline facilities and will provide firm transportation service to the plant under a special contract rate. A final decision approving the contract was received on May 8, 2002.

On October 23, 2001, the DPUC opened a second phase of a generic docket to continue its investigation of issues associated with the unbundling of natural gas firm sales and transportation services by local distribution companies (LDCs) in Connecticut. The first phase of this docket was held in 1997 and deferred certain issues for future consideration. This phase of the docket is limited to the issues of capacity disposition (including both interstate pipeline and on-system peaking capacity) and the cost responsibility of that capacity. Other issues that may be reviewed are supplier of last resort, the weighted average cost of gas and cost shifting that may have occurred as a result of the unbundling of the industry. A final decision is due in August 2002.

New Hampshire: Effective May 1, 2001 (competition day), utility industry restructuring, which allows customers to choose electric suppliers, was implemented for all customers of PSNH.

Although customers may select an electrical supplier of their own choosing, by law PSNH is required to supply transition service for those customers who elect not to choose an electric supplier. At present, the majority of PSNH's customers have elected to receive transition service at a fixed rate of $0.044 per kWh. Effective February 1, 2003, the transition service rate will increase for all customers, excluding large commercial and industrial customers, to $0.046 per kWh. Large commercial and industrial customers will pay PSNH's actual and prudent cost of service for transition service.

In July 2001, the New Hampshire Public Utilities Commission (NHPUC) opened a docket to review the fuel and purchased-power adjustment clause (FPPAC) cost accruals between August 2, 1999, and April 30, 2001. Hearings at the NHPUC are scheduled for June 2002. Under the "Agreement to Settle PSNH Restructuring," the FPPAC deferrals are recovered as a Part 3 regulatory asset through a stranded cost recovery charge. At March 31, 2002, PSNH had approximately $179.2 million of recoverable energy costs deferred under the FPPAC, excluding previous deferrals of purchases from independent power producers. Management does not expect the outcome of these hearings to have a material negative impact on its earnings.

On April 15, 2002, CL&P, NAEC and certain other joint owners reached an agreement to sell approximately 88.2 percent of the Seabrook nuclear unit to a subsidiary of FPL for $836.6 million, including $61.9 million for nuclear fuel. FPL has agreed to assume responsibility for decommissioning the unit and will receive all funds in the Seabrook decommissioning trust. NU is obligated to top-off the decommissioning trust if its value does not equal a previously agreed upon level. Approval of the transaction is required from various federal and state regulatory agencies, including the DPUC, the NHPUC, the Nuclear Regulatory Commission (NRC), the New Hampshire Nuclear Decommissioning Financing Committee, and the Federal Energy Regulatory Commission. NU expects to close on the sale of its 40.04 percent share of Seabrook around the end of 2002.

On October 10, 2000, NU reached an agreement with an unaffiliated 15 percent joint owner of Seabrook under which NU and that joint owner would share the excess proceeds if the sale of Seabrook resulted in proceeds of more than $87.2 million related to the sale of this 15 percent interest. The agreement also limits any top-off amount required to be funded by that joint owner for decommissioning as part of the sale process at the amount required by NRC regulations. The excess earnings from the sale of this 15 percent interest in Seabrook is included in the expected consolidated after-tax gains of between $25 million and $30 million.

Massachusetts: In December 2001, the Massachusetts Department of Telecommunications and Energy (DTE) approved approximately a 14 percent reduction in WMECO's overall rates for standard offer service customers, primarily reflecting a reduction in WMECO's standard offer service supply costs in 2002 from approximately $0.073 per kWh to approximately $0.048 per kWh. The significant reduction in supply costs in 2002 will result in a material reduction in WMECO's operating revenues and purchased power costs in 2002, but should not impact WMECO's financial performance since electric supply costs are passed through to customers.

An additional contract to serve WMECO's approximately 100 MW of default
service is expected to take effect July 1, 2002.   New tariffs reflecting
the bid were approved by the DTE and would result in an average cost of $0.0491 per kWh, a decrease from a range of $0.0669 per kWh to $0.0763 per kWh for the period of January 1, 2002, through June 30, 2002.

For further information regarding commitments and contingencies related to restructuring and the sale of Seabrook, see Note 2A, "Commitments and Contingencies - Restructuring," and Note 7, "Subsequent Event," to the consolidated financial statements.

Nuclear Plant Performance and Other Matters

Seabrook: Seabrook operated at a capacity factor of 100 percent through the first three months of 2002. Seabrook began a scheduled one-month refueling outage on May 4, 2002, and is expected to be sold around the end of 2002.

Other Matters

Other Commitments and Contingencies: For further information regarding other commitments and contingencies, see Note 2, "Commitments and Contingencies," to the consolidated financial statements.

Forward Looking Statements: This discussion and analysis includes forward looking statements, which are statements of future expectations and not facts including, but not limited to, statements regarding future earnings, refinancings, the use of proceeds from restructuring, and the recovery of operating costs. Words such as estimates, expects, anticipates, intends, plans, and similar expressions identify forward looking statements.
Actual results or outcomes could differ materially as a result of further actions by state and federal regulatory bodies, competition and industry restructuring, changes in economic conditions, changes in weather patterns, changes in laws, developments in legal or public policy doctrines, technological developments, volatility in electric and natural gas commodity markets, and other presently unknown or unforeseen factors.

RESULTS OF OPERATIONS

The components of significant income statement variances for the first quarter of 2002 are provided in the table below.

                                                 Income Statement Variances
                                                    (Millions of Dollars)

                                                   2002 over/(under) 2001
                                                   ----------------------
                                                   Amount         Percent
                                                   ------         -------
Operating Revenues                                 $ 110              6%

Operating Expenses:
Fuel, purchased and net interchange power            222             20
Other operation                                      (21)           (10)
Maintenance                                          (37)           (41)
Depreciation                                         (13)           (21)
Amortization                                        (649)           (90)
Taxes other than income taxes                         (1)            (2)
Gain on sale of utility plant                        654            100
                                                   -----           ----
Total operating expenses                             155              9
                                                   -----           ----
Operating income                                     (45)           (28)
                                                   -----           ----
Other (loss)/income, net                            (171)            (a)
Interest expense, net                                 -              -
                                                   -----           ----
Income before income tax expense                    (216)           (87)
Income tax expense                                   (99)           (88)
Preferred dividends of subsidiaries                   (1)           (49)
                                                   -----           ----
Income before cumulative effect of
  accounting change                                 (116)           (86)
Cumulative effect of accounting
  change, net of tax benefit                          22            100
                                                   -----           ----
Net income                                         $ (94)           (83)%
                                                   =====           ====
(a)  Percent greater than 100.

Operating Revenues
Total revenues increased by $110 million or 6 percent in the first quarter of 2002, compared with the same period in 2001, primarily due to higher revenues from the competitive energy companies ($422 million which reflects eliminations of sales to other NU affiliates), partially offset by lower wholesale revenues for the regulated subsidiaries ($160 million), and lower regulated retail revenues ($140 million).

The competitive energy companies' revenue increase is primarily due to higher revenues from Select Energy primarily as a result of increased trading volumes resulting in physical delivery of energy trading products and the acquisition of SENY. The wholesale revenue decrease is due to lower PSNH wholesale sales and lower wholesale prices ($63 million), the 2001 revenue associated with Millstone ($42 million) and lower sales associated with other purchased power contracts ($55 million). The regulated retail revenue decrease is due to rate decreases for PSNH and WMECO ($43 million), lower purchased gas adjustment revenue for Yankee ($43 million) and lower retail sales ($64 million), partially offset by an increase for CL&P resulting from the collection of deferred fuel costs ($11 million). Regulated retail electric kWh sales decreased by 4.0 percent and firm natural gas volume sales decreased by 17.5 percent in 2002.

Fuel, Purchased and Net Interchange Power
Fuel, purchased and net interchange power expense increased in 2002, primarily due to higher purchased energy and capacity costs as a result of higher sales for Select Energy ($452 million which reflects eliminations of purchases from other NU affiliates), partially offset by lower purchased power costs for the regulated subsidiaries ($227 million).

Other Operation and Maintenance
Other operation and maintenance (O&M) expenses decreased $58 million in 2002, primarily due to lower nuclear expenses as a result of the sale of the Millstone units at the end of the first quarter in 2001 ($69 million), partially offset by higher transmission and distribution costs ($13 million).

Depreciation
Depreciation decreased in 2002 primarily due to the sale of the Millstone units ($6 million) and PSNH restructuring ($5 million) which began on May 1, 2001.

Amortization
Amortization decreased in 2002, primarily due to higher amortization in 2001 related to the sale of the Millstone units ($684 million), partially offset by higher amortization related to restructuring ($37 million).

Gain on Sale of Utility Plant
In 2001, NU recorded gains on the sale of CL&P's and WMECO's ownership interests in the Millstone units. A corresponding amount of amortization expense was recorded.

Other (Loss)/Income, Net
Other (loss)/income, net decreased primarily due to NU's 2001 recognition of a gain in connection with the sale of Millstone units to DNCI ($202 million) and a 2002 charge reflecting a write-down in NU's investment in NEON ($15 million), partially offset by a 2001 noncash charge related to the forward purchase of 10.1 million NU common shares ($43 million).

Income Tax Expense
Income tax expense decreased in 2002, primarily due to the tax impacts of the Millstone sale in 2001.

Cumulative Effect of Accounting Change, Net of Tax Benefit
The cumulative effect of accounting change, net of tax benefit, recorded in 2001, represents the effect of the adoption of SFAS No. 133, as amended ($22 million).



INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Trustees
Northeast Utilities
Berlin, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of Northeast Utilities and subsidiaries ("the Company") as of March 31, 2002, and the related condensed consolidated statements of income and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.


/s/  Deloitte & Touche LLP
     Deloitte & Touche LLP


Hartford, Connecticut
May 10, 2002



               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Northeast Utilities:

We have reviewed the accompanying consolidated statements of income and cash flows for the three-month period ended March 31, 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet and consolidated statement of capitalization as of December 31, 2001 and the related consolidated statements of income, comprehensive income, shareholders' equity, cash flows, and income taxes for the year then ended (not presented separately herein), and in our report dated January 22, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31 2001 is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                   /s/ Arthur Andersen LLP
                                       Arthur Andersen LLP


Hartford, Connecticut
May 13, 2002



THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                            March 31,        December 31,
                                                               2002              2001
                                                         ----------------  ----------------
                                                               (Thousands of Dollars)
ASSETS
------

Current Assets:
  Cash and cash equivalents............................   $       2,246     $         773
  Investments in securitizable assets..................          40,334            36,367
  Notes receivable from affiliated companies...........          41,350            77,200
  Receivables, net.....................................         251,734           247,801
  Accounts receivable from affiliated companies........          17,610            22,134
  Unbilled revenues....................................           4,736             7,492
  Fuel, materials and supplies, at average cost........          34,362            33,085
  Prepayments and other................................          22,122            17,703
                                                          ----------------  ---------------
                                                                414,494           442,555
                                                          ----------------  ---------------
Property, Plant and Equipment:
  Electric utility.....................................       3,165,738         3,127,548
     Less: Accumulated provision for depreciation......       1,250,971         1,236,638
                                                          ----------------  ---------------
                                                              1,914,767         1,890,910
  Construction work in progress........................         137,162           134,964
  Nuclear fuel, net....................................           2,986             3,299
                                                          ----------------  ---------------
                                                              2,054,915         2,029,173
                                                          ----------------  ---------------

Deferred Debits and Other Assets:
  Regulatory assets....................................       1,812,911         1,877,191
  Prepaid pension......................................         246,917           233,692
  Nuclear decommissioning trusts, at market............           6,333             6,231
  Other ...............................................         176,825           138,715
                                                          ----------------  ---------------
                                                              2,242,986         2,255,829
                                                          ----------------  ---------------

Total Assets...........................................   $   4,712,395     $   4,727,557
                                                          ================  ===============

The accompanying notes are an integral part of these financial statements.



THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                            March 31,        December 31,
                                                               2002              2001
                                                         ----------------  ----------------
                                                               (Thousands of Dollars)
LIABILITIES AND CAPITALIZATION
------------------------------

Current Liabilities:
  Accounts payable.....................................     $   122,621      $   132,593
  Accounts payable to affiliated companies.............          78,297           85,057
  Accrued taxes........................................          36,719           34,823
  Accrued interest.....................................          29,903           10,369
  Other................................................          48,743           47,342
                                                          ----------------  ----------------
                                                                316,283          310,184
                                                          ----------------  ----------------
Rate Reduction Bonds...................................       1,358,652        1,358,653
                                                          ----------------  ----------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes....................         800,523          820,444
  Accumulated deferred investment tax credits..........          94,749           95,996
  Deferred contractual obligations.....................         134,844          141,497
  Other................................................         283,696          283,399
                                                          ----------------  ----------------
                                                              1,313,812        1,341,336
                                                          ----------------  ----------------
Capitalization:
  Long-Term Debt.......................................         825,293          824,349
                                                          ----------------  ----------------
  Preferred Stock......................................         116,200          116,200
                                                          ----------------  ----------------
  Common Stockholder's Equity:
    Common stock, $10 par value - authorized
     24,500,000 shares; 7,584,884 shares outstanding
     in 2002 and 2001..................................          75,849           75,849
    Capital surplus, paid in...........................         413,993          414,018
    Retained earnings..................................         292,177          286,901
    Accumulated other comprehensive income.............             136               67
                                                          ----------------  ----------------
  Common Stockholder's Equity..........................         782,155          776,835
                                                          ----------------  ----------------
Total Capitalization...................................       1,723,648        1,717,384
                                                          ----------------  ----------------
Commitments and Contingencies (Note 2)

Total Liabilities and Capitalization...................   $   4,712,395     $  4,727,557
                                                          ================  ================

The accompanying notes are an integral part of these financial statements.



THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                  Three Months Ended
                                                                       March 31,
                                                           -------------------------------
                                                                2002            2001
                                                           --------------   --------------
                                                               (Thousands of Dollars)
Operating Revenues....................................      $    604,420    $    733,905
                                                            --------------  --------------
Operating Expenses:
  Operation -
     Fuel, purchased and net interchange power.........          358,700         426,802
     Other.............................................           70,212          98,544
  Maintenance..........................................           14,524          46,844
  Depreciation.........................................           23,296          28,904
  Amortization of regulatory assets, net...............           25,039         558,243
  Taxes other than income taxes........................           48,538          40,196
  Gain on sale of utility plant........................             -           (530,724)
                                                            --------------  --------------
    Total operating expenses...........................          540,309         668,809
                                                            --------------  --------------
Operating Income.......................................           64,111          65,096
Other Income, Net......................................            3,479          25,975
                                                            --------------  --------------
Income Before Interest and Income Tax Expense..........           67,590          91,071
                                                            --------------  --------------
Interest Expense:
  Interest on long-term debt...........................           11,196          21,330
  Interest on rate reduction bonds.....................           19,411            -
  Other interest.......................................             (198)          1,243
                                                            --------------  --------------
    Interest expense, net..............................           30,409          22,573
                                                            --------------  --------------
Income Before Income Tax Expense.......................           37,181          68,498
Income Tax Expense.....................................           15,497          30,198
                                                            --------------  --------------
Net Income.............................................     $     21,684    $     38,300
                                                            ==============  ==============

The accompanying notes are an integral part of these financial statements.



THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                               Three Months Ended,
                                                                                    March 31,
                                                                       ----------------------------------
                                                                             2002                2001
                                                                       ----------------     -------------
                                                                             (Thousands of Dollars)
Operating Activities:
  Net income.....................................................      $     21,684         $    38,300
  Adjustments to reconcile to net cash flows
   provided by operating activities:
    Depreciation.................................................            23,296              28,904
    Deferred income taxes and investment tax credits, net........           (11,196)           (180,536)
    Net amortization of recoverable energy costs.................             7,558               2,982
    Amortization of regulatory assets, net.......................            25,039             558,243
    Gain on sale of utility plant................................              -               (530,724)
    Net other sources/(uses) of cash.............................            15,788             (58,906)
  Changes in working capital:
    Receivables and unbilled revenues, net.......................             3,347            (155,976)
    Fuel, materials and supplies.................................            (1,278)               (724)
    Accounts payable.............................................           (16,731)            493,419
    Accrued taxes................................................             1,896             204,302
    Investments in securitizable assets..........................            (3,967)             11,715
    Other working capital (excludes cash)........................            16,501              15,695
                                                                       --------------       -------------
Net cash flows provided by operating activities..................            81,937             426,694
                                                                       --------------       -------------

Investing Activities:
  Investments in plant:
    Electric utility plant.......................................           (45,910)            (56,821)
    Nuclear fuel.................................................               (25)               (630)
                                                                       --------------       -------------
  Cash flows used for investments in plant.......................           (45,935)            (57,451)
  Investment in NU system Money Pool.............................            35,850            (181,200)
  Investments in nuclear decommissioning trusts..................              (102)            (77,666)
  Net proceeds from the sale of utility plant....................              -                832,353
  Buyout/buydown of IPP contracts................................              -               (977,433)
  Other investment activities, net...............................           (53,740)               (255)
                                                                       --------------       -------------
Net cash flows used in investing activities......................           (63,927)           (461,652)
                                                                       --------------       -------------
Financing Activities:
  Net increase in short-term debt................................              -                 50,000
  Issuance of rate reduction bonds...............................              -              1,438,400
  Retirement of rate reduction bonds.............................                (1)               -
  Reacquisitions and retirements of long-term debt...............              -               (132,250)
  Cash dividends on preferred stock..............................            (1,390)             (1,390)
  Cash dividends on common stock.................................           (15,017)            (15,018)
  Other financing activities, net................................              (129)              2,680
                                                                       --------------       -------------
Net cash flows (used in)/provided by financing activities........           (16,537)          1,342,422
                                                                       --------------       -------------
Net increase in cash and cash equivalents........................             1,473           1,307,464
Cash and cash equivalents - beginning of period..................               773               5,461
                                                                       --------------       -------------
Cash and cash equivalents - end of period........................      $      2,246         $ 1,312,925
                                                                       ==============       =============

The accompanying notes are an integral part of these financial statements.




       THE CONNECTICUT LIGHT AND POWER COMPANY AND SUBSIDIARIES

                Management's Discussion and Analysis of
             Financial Condition and Results of Operations


CL&P is a wholly owned subsidiary of NU. This discussion should be read in conjunction with NU's management's discussion and analysis of financial condition and results of operations, consolidated financial statements and footnotes in this Form 10-Q, the NU 2001 Form 10-K, and current report on Form 8-K dated March 15, 2002.

RESULTS OF OPERATIONS

The components of significant income statement variances for the first quarter of 2002 are provided in the table below.

                                                 Income Statement Variances
                                                    (Millions of Dollars)

                                                   2002 over/(under) 2001
                                                   ----------------------
                                                   Amount         Percent
                                                   ------         -------

Operating Revenues                                 $(129)           (18)%

Operating Expenses:
Fuel, purchased and net interchange power            (68)           (16)
Other operation                                      (28)           (29)
Maintenance                                          (32)           (69)
Depreciation                                          (6)           (19)
Amortization of regulatory assets, net              (533)           (96)
Taxes other than income taxes                          8             21
Gain on sale of utility plant                        531            100
                                                   -----           ----
Total operating expenses                            (128)           (19)
                                                   -----           ----
Operating income                                      (1)            (2)
                                                   -----           ----
Other income, net                                    (22)           (87)
Interest expense, net                                  8             35
                                                   -----           ----
Income before income tax expense                     (31)           (46)
Income tax expense                                   (14)           (49)
                                                   -----           ----
Net income                                         $ (17)           (43)%
                                                   =====           ====
Operating Revenues
Operating revenues decreased by $129 million or 18 percent in the first quarter of 2002 compared with the same period of 2001, primarily due to lower wholesale revenues ($109 million), lower retail revenues ($10 million). Wholesale revenues were lower primarily as a result of the sale of the Millstone units at the end of the first quarter of 2001 and lower energy sales. Retail revenues decreased primarily due to lower retail sales ($21 million) related to the mild weather in 2002, offset by the recovery of previously deferred fuel costs through CL&P's Energy Adjustment Clause ($11 million). Retail sales decreased 3.5 percent compared to 2001.

Fuel, Purchased and Net Interchange Power
Fuel, purchased and net interchange power expense decreased in 2002, primarily due to lower purchased power costs resulting from the buydown and buyout of various cogeneration contracts and lower nuclear fuel expense.

Other Operation and Maintenance
Other O&M expenses decreased by $60 million in 2002, primarily due to lower nuclear expenses ($56 million) as a result of the sale of the Millstone units at the end of the first quarter of 2001 and lower distribution maintenance expenses ($4 million).

Depreciation
Depreciation expense decreased in 2002, primarily due to the sale of the Millstone units.

Amortization of Regulatory Assets, Net
Amortization of regulatory assets, net decreased in 2002, primarily due to the amortization in 2001 related to the gain on the sale of the Millstone units.

Taxes Other Than Income Taxes
Taxes other than income taxes increased in 2002 primarily due to the DPUC's order for CL&P to compensate the Town of Waterford for its loss of property tax revenue resulting from electric utility restructuring ($17 million), partially offset by decreases in local property taxes ($4 million), payroll taxes ($3 million) and gross earnings taxes ($1 million).

Gain on Sale of Utility Plant
In 2001, CL&P recorded a gain on the sale of its ownership share in the Millstone units. A corresponding amount of amortization expense was recorded.

Other Income, Net
Other income, net decreased in 2002, primarily due to the gain recognized in 2001 related to the sale of the Millstone units ($29 million).

Interest Expense, Net
Interest expense, net increased in 2002, primarily due to the interest paid on rate reduction bonds, partially offset by lower interest on other long-term debt resulting from reacquisitions and retirements of long-term debt in 2001.

Income Tax Expense
Income tax expense decreased in 2002 primarily due to the 2001 tax impacts of the gain on the sale of the Millstone units.

LIQUIDITY

CL&P expects to close on the sale of its 4.06 percent share of Seabrook around the end of 2002. The net gain from the sale related to CL&P's share of Seabrook primarily will be used to offset stranded costs and any cash received by CL&P will be used to meet its capital requirements.

CL&P's net cash flows provided by operating activities declined to $81.9 million in the first quarter of 2002, compared with $426.7 million during the same period of 2001. In the first quarter of 2002, cash flows provided by operating activities decreased primarily due to a $16.6 million decrease in net income and increased payments made on accounts payable balances in the first quarter of 2002. These decreases were partially offset by increased receipts received on accounts receivable balances during the first quarter of 2002, compared with the same period of 2001.

Financing activities were significantly reduced in the first quarter of 2002, as compared to the same quarter of 2001, primarily due to the issuance of CL&P rate reduction certificates. The level of common dividends totaled $15 million in the first quarter of 2002, compared with $15 million during the same period of 2001. Payment of these common dividends helped to finance NU's share repurchases and common dividend.



PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                             March 31,        December 31,
                                                                2002              2001
                                                          ----------------  -------------------
                                                                (Thousands of Dollars)
ASSETS
------

Current Assets:
  Cash...............................................     $       2,303      $       1,479
  Receivables, net...................................            74,696             70,540
  Notes receivable from affiliated companies.........             7,400               -
  Accounts receivable from affiliated companies......            11,962             13,055
  Unbilled revenues..................................            28,326             29,268
  Fuel, materials and supplies, at average cost......            40,636             42,047
  Prepayments and other..............................             2,392             10,211
                                                          ----------------   ----------------
                                                                167,715            166,600
                                                          ----------------   ----------------
Property, Plant and Equipment:
  Electric utility...................................         1,474,795          1,447,955
  Other..............................................             6,221              6,221
                                                          ----------------   ----------------
                                                              1,481,016          1,454,176
     Less: Accumulated provision for depreciation....           697,716            689,397
                                                          ----------------   ----------------
                                                                783,300            764,779
  Construction work in progress......................            47,789             44,961
                                                          ----------------   ----------------
                                                                831,089            809,740
                                                          ----------------   ----------------
Deferred Debits and Other Assets:
  Regulatory assets..................................         1,016,032          1,046,760
  Other .............................................            77,123             71,414
                                                          ----------------   ----------------
                                                              1,093,155          1,118,174
                                                          ----------------   ----------------

Total Assets.........................................     $   2,091,959      $   2,094,514
                                                          ================   ================

The accompanying notes are an integral part of these financial statements.



PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                             March 31,       December 31,
                                                                2002              2001
                                                          ----------------  ----------------
                                                                (Thousands of Dollars)
LIABILITIES AND CAPITALIZATION
------------------------------

Current Liabilities:
  Notes payable to banks................................   $      15,000    $       60,500
  Notes payable to affiliated companies.................            -               23,000
  Obligations under Seabrook Power Contracts
    and other capital leases - current portion..........          27,996            24,164
  Accounts payable......................................          48,938            32,285
  Accounts payable to affiliated companies..............          22,794            18,727
  Accrued taxes.........................................          20,897             2,281
  Accrued interest......................................          14,236             9,428
  Overcollections.......................................          14,537            12,479
  Other.................................................          12,877            12,685
                                                           ----------------  ----------------
                                                                 177,275           195,549
                                                           ----------------  ----------------

Rate Reduction Bonds....................................         543,586           507,381
                                                           ----------------  ----------------

Obligations under Seabrook Power Contracts
  and Other Capital Leases..............................          85,634            86,111
                                                           ----------------  ----------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes.....................         412,309           423,050
  Accumulated deferred investment tax credits...........           9,681            12,015
  Deferred contractual obligations......................          36,283            37,712
  Accrued pension.......................................          37,276            37,326
  Other.................................................          46,395            46,260
                                                           ----------------  ----------------
                                                                 541,944           556,363
                                                           ----------------  ----------------
Capitalization:
  Long-Term Debt........................................         407,285           407,285
                                                           ----------------  ----------------

  Common Stockholder's Equity:
    Common stock, $1 par value - authorized
     100,000,000 shares; 388 shares outstanding
     in 2002 and 2001...................................            -                 -
    Capital surplus, paid in............................         164,933           165,000
    Retained earnings...................................         171,398           176,419
    Accumulated other comprehensive (loss)/income.......             (96)              406
                                                           ----------------  ----------------
  Common Stockholder's Equity...........................         336,235           341,825
                                                           ----------------  ----------------
Total Capitalization....................................         743,520           749,110
                                                           ----------------  ----------------
Commitments and Contingencies (Note 2)

Total Liabilities and Capitalization....................   $   2,091,959     $   2,094,514
                                                           ================  ================

The accompanying notes are an integral part of these financial statements.



PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                              Three Months Ended
                                                                  March 31,
                                                      --------------------------------
                                                           2002               2001
                                                      --------------    --------------
                                                           (Thousands of Dollars)
Operating Revenues..................................  $    242,381      $    340,814
                                                      --------------    --------------
Operating Expenses:
  Operation -
     Fuel, purchased and net interchange power......       119,339           237,680
     Other..........................................        29,992            31,119
  Maintenance.......................................        12,901            15,490
  Depreciation......................................        10,069            10,514
  Amortization of regulatory assets, net............        30,087            11,467
  Taxes other than income taxes.....................         9,243            11,533
                                                      --------------    --------------
    Total operating expenses........................       211,631           317,803
                                                      --------------    --------------
Operating Income....................................        30,750            23,011
Other Income, net...................................            97            34,305
                                                      --------------    --------------
Income Before Interest and Income Tax Expense.......        30,847            57,316
                                                      --------------    --------------

Interest Expense:
  Interest on long-term debt........................         5,979             7,602
  Interest on rate reduction bonds..................         6,926              -
  Other interest....................................          (174)              (61)
                                                      --------------    --------------
    Interest expense, net...........................        12,731             7,541
                                                      --------------    --------------
Income Before Income Tax Expense....................        18,116            49,775
Income Tax Expense..................................         6,387            21,413
                                                      --------------    --------------
Net Income..........................................  $     11,729      $     28,362
                                                      ==============    ==============

The accompanying notes are an integral part of these financial statements.



PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                             Three Months Ended,
                                                                                  March 31,
                                                                       -----------------------------
                                                                           2002             2001
                                                                       ------------     ------------
                                                                          (Thousands of Dollars)
Operating activities:
  Net income..........................................................  $   11,729       $   28,362
  Adjustments to reconcile to net cash flows
   provided by operating activities:
    Depreciation......................................................      10,069           10,514
    Deferred income taxes and investment tax credits, net.............     (11,119)          (1,980)
    Net amortization/(deferral) of recoverable energy costs, net......       5,548          (24,671)
    Amortization of regulatory assets, net............................      30,087           11,467
    Gain on sale of utility plant.....................................        -             (25,012)
    Net other (uses)/sources of cash..................................     (14,700)          17,812
  Changes in working capital:
    Receivables and unbilled revenues, net............................      (2,121)          (7,361)
    Fuel, materials and supplies......................................       1,411           (2,265)
    Accounts payable..................................................      20,719          (33,715)
    Accrued taxes.....................................................      18,616           12,967
    Other working capital (excludes cash).............................      14,828           23,886
                                                                        -----------      -----------
Net cash flows provided by operating activities.......................      85,067           10,004
                                                                        -----------      -----------

Investing Activities:
  Investments in plant:
    Electric utility plant............................................     (27,150)         (23,400)
                                                                        -----------      -----------
  Cash flows used for investments in plant............................     (27,150)         (23,400)
  Investment in NU system Money Pool..................................     (30,400)         (43,800)
  Investments in nuclear decommissioning trusts.......................        -               6,846
  Other investment activities, net....................................      (4,002)         (26,918)
                                                                        -----------      -----------
Net cash flows used in investing activities...........................     (61,552)         (87,272)
                                                                        -----------      -----------

Financing Activities:
  Net decrease in short-term debt.....................................     (45,500)            -
  Issuance of rate reduction bonds....................................      50,000             -
  Retirement of rate reduction bonds..................................     (13,795)            -
  Cash dividends on preferred stock...................................        -                (643)
  Cash dividends on common stock......................................     (16,750)            -
  Other financing activities, net.....................................       3,354          (31,804)
                                                                        -----------      -----------
Net cash flows used in financing activities...........................     (22,691)         (32,447)
                                                                        -----------      -----------
Net increase/(decrease) in cash.......................................         824         (109,715)
Cash - beginning of period............................................       1,479          115,135
                                                                        -----------      -----------
Cash - end of period..................................................  $    2,303       $    5,420
                                                                        ===========      ===========

The accompanying notes are an integral part of these financial statements.



       PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARIES

                Management's Discussion and Analysis of
             Financial Condition and Results of Operations


PSNH is a wholly owned subsidiary of NU. This discussion should be read in conjunction with NU's management's discussion and analysis of financial condition and results of operations, consolidated financial statements and footnotes in this Form 10-Q, the NU 2001 Form 10-K, and current reports on Form 8-K dated January 30, 2002, March 15, 2002, and April 23, 2002.

RESULTS OF OPERATIONS

The components of significant income statement variances for the first quarter of 2002 are provided in the table below.

                                                 Income Statement Variances
                                                    (Millions of Dollars)

                                                   2002 over/(under) 2001
                                                   ----------------------
                                                   Amount         Percent
                                                   ------         -------

Operating Revenues                                 $ (98)           (29)%

Operating Expenses:
Fuel, purchased and net interchange power           (118)          (50)
Other operation                                       (1)           (4)
Maintenance                                           (3)          (17)
Depreciation                                          -             -
Amortization of regulatory assets, net                19            (a)
Taxes other than income taxes                         (2)          (20)
                                                   -----          ----
Total operating expenses                            (105)          (33)
                                                   -----          ----
Operating income                                       7            34

Other income, net                                    (34)         (100)
Interest expense, net                                  5            69
                                                   -----          ----
Income before income tax expense                     (32)          (64)
Income tax expense                                   (15)          (70)
                                                   -----          ----
Net income                                         $ (17)          (59)%
                                                   =====          ====
(a) Percent greater than 100.

Operating Revenues
Total revenues decreased by $98 million or 29 percent in the first quarter of 2002 compared with the same period of 2001, primarily due to lower wholesale revenues ($63 million), and lower retail revenues ($36 million). The wholesale revenue decrease is due to lower wholesale sales and lower wholesale prices. The retail revenues decrease is due to the May 1, 2001, rate decrease ($24 million) and lower retail sales ($12 million). Retail kilowatt-hour sales decreased by 6 percent in 2002.

Fuel, Purchased and Net Interchange Power
Fuel, purchased and net interchange power expense decreased in 2002, primarily due to lower Seabrook power contract costs and lower costs associated with wholesale sales.

Other Operation and Maintenance
Other O&M expenses decreased in 2002, primarily due to lower nuclear expenses ($2 million), fossil/hydro electric expenses ($1 million), and administrative expenses ($1 million).

Amortization of Regulatory Assets, Net
Amortization of regulatory assets, net increased in 2002, primarily due to higher amortizations resulting from restructuring in 2001.

Other Income, Net
Other income, net decreased in 2002, primarily due to the sale of Millstone 3 in 2001.

Interest Expense, Net
Interest expense, net increased in 2002, primarily due to the issuance of rate reduction bonds, in April 2001.

Income Tax Expense
Income tax expense decreased in 2002, primarily due to the sale of Millstone 3 in 2001.

LIQUIDITY

On January 30, 2002, PSNH Funding LLC 2, a subsidiary of PSNH, sold $50 million of additional rate reduction bonds, at an interest rate of 4.58 percent. The bonds, which were rated AAA by three credit rating agencies, have a scheduled maturity date of February 1, 2008. PSNH used the proceeds to repay short-term debt that was incurred to buyout a purchased-power contract in December 2001.

PSNH expects to close on the sale of NAEC's 35.98 percent share of Seabrook around the end of 2002. Following the sale of NAEC's share of Seabrook, the Seabrook Power Contracts between PSNH and NAEC will be terminated. PSNH will use these proceeds to more quickly amortize stranded costs.

PSNH's net cash flows provided by operating activities increased to $85.1 million in the first quarter of 2002, compared with $10 million during the same period of 2001. In the first quarter of 2002, cash flows provided by operating activities increased primarily due to reduced payments made on accounts payable balances, higher amortization of regulatory assets and net amortization of recoverable energy costs in 2002 as compared to net deferrals in 2001. These increases were partially offset by a $16.6 million decrease in net income compared with the same period of 2001.

The level of common dividends totaled $16.8 million in the first quarter of 2002, compared with no common dividends declared during the same period of 2001. Payment of these common dividends helped to finance NU's share repurchases and common dividend.



WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                            March 31,        December 31,
                                                               2002              2001
                                                         ----------------  ----------------
                                                               (Thousands of Dollars)
ASSETS
------

Current Assets:
  Cash................................................    $       755        $        599
  Receivables, net....................................         41,170              43,761
  Accounts receivable from affiliated companies.......          6,208               2,208
  Unbilled revenues...................................         10,785              12,746
  Fuel, materials and supplies, at average cost.......          1,493               1,457
  Prepayments and other...............................          1,063               1,544
                                                         ----------------    ----------------
                                                               61,474              62,315
                                                         ----------------    ----------------
Property, Plant and Equipment:
  Electric utility....................................        567,871             564,857
     Less: Accumulated provision for depreciation.....        188,715             186,784
                                                         ----------------    ----------------
                                                              379,156             378,073
  Construction work in progress.......................         18,723              18,326
                                                         ----------------    ----------------
                                                              397,879             396,399
                                                         ----------------    ----------------

Deferred Debits and Other Assets:
  Regulatory assets...................................        307,433             320,222
  Prepaid pension.....................................         57,251              54,226
  Other ..............................................         19,482              19,500
                                                         ----------------    ----------------
                                                              384,166             393,948
                                                         ----------------    ----------------

Total Assets.........................................    $    843,519        $    852,662
                                                         ================    ================

The accompanying notes are an integral part of these financial statements.



WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                            March 31,        December 31,
                                                               2002              2001
                                                         ----------------  ----------------
                                                               (Thousands of Dollars)
LIABILITIES AND CAPITALIZATION
------------------------------

Current Liabilities:
  Notes payable to banks.............................     $     35,000       $    50,000
  Notes payable to affiliated companies..............           27,900             9,200
  Accounts payable...................................           16,024            34,970
  Accounts payable to affiliated companies...........            5,237             2,982
  Accrued taxes......................................           12,903             3,691
  Accrued interest...................................            1,290             2,201
  Other..............................................           11,646            10,127
                                                          ---------------    ---------------
                                                               110,000           113,171
                                                          ---------------    ---------------

Rate Reduction Bonds.................................          149,569           152,317
                                                          ---------------    ---------------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes..................          226,414           229,893
  Accumulated deferred investment tax credits........            3,914             3,998
  Deferred contractual obligations...................           35,569            37,357
  Other..............................................           63,224            64,309
                                                          ---------------    ---------------
                                                               329,121           335,557
                                                          ---------------    ---------------
Capitalization:
  Long-Term Debt.....................................          101,390           101,170
                                                          ---------------    ---------------
  Common Stockholder's Equity:
    Common stock, $25 par value - authorized
     1,072,471 shares; 509,696 shares outstanding
     in 2002 and 2001................................           12,742            12,742
    Capital surplus, paid in.........................           82,331            82,224
    Retained earnings................................           58,311            55,422
    Accumulated other comprehensive income...........               55                59
                                                          ---------------    ---------------
  Common Stockholder's Equity........................          153,439           150,447
                                                          ---------------    ---------------
Total Capitalization.................................          254,829           251,617
                                                          ---------------    ---------------
Commitments and Contingencies (Note 2)

Total Liabilities and Capitalization..................   $     843,519       $   852,662
                                                          ===============    ===============

The accompanying notes are an integral part of these financial statements.



WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                               Three Months Ended
                                                                     March 31,
                                                        ------------------------------
                                                             2002            2001
                                                        --------------  --------------
                                                            (Thousands of Dollars)

Operating Revenues....................................  $     96,005    $    143,300
                                                        --------------  --------------
Operating Expenses:
  Operation -
     Fuel, purchased and net interchange power.........       50,200          90,119
     Other.............................................       10,564          18,795
  Maintenance..........................................        2,918           9,872
  Depreciation.........................................        3,189           4,433
  Amortization of regulatory assets, net...............       10,499         126,490
  Taxes other than income taxes........................        2,940           4,863
  Gain on sale of utility plant........................         -           (123,148)
                                                        --------------  --------------
        Total operating expenses.......................       80,310         131,424
                                                        --------------  --------------
Operating Income.......................................       15,695          11,876
Other Loss, Net........................................         (556)         (1,124)
                                                        --------------  --------------
Income Before Interest and Income Tax Expense..........       15,139          10,752
                                                        --------------  --------------
Interest Expense:
  Interest on long-term debt...........................          806           2,994
  Interest on rate reduction bonds.....................        2,449             -
  Other interest.......................................          317           1,900
                                                        --------------  --------------
     Interest expense, net.............................        3,572           4,894
                                                        --------------  --------------
Income Before Income Tax Expense.......................       11,567           5,858
Income Tax Expense.....................................        4,677           2,539
                                                        --------------  --------------
Net Income............................................  $      6,890    $      3,319
                                                        ==============  ==============

The accompanying notes are an integral part of these financial statements.



WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                           Three Months Ended,
                                                                                 March 31,
                                                                     ------------------------------
                                                                         2002              2001
                                                                     ------------     -------------
                                                                      (Thousands of Dollars)
Operating Activities:
  Net income....................................................      $    6,890      $    3,319
  Adjustments to reconcile to net cash flows
   provided by operating activities:
    Depreciation................................................           3,189           4,433
    Deferred income taxes and investment tax credits, net.......          (3,153)        (50,011)
    Net amortization/(deferral) of recoverable energy costs.....             722          (1,465)
    Amortization of regulatory assets, net......................          10,499         126,490
    Gain on sale of utility plant...............................            -           (123,148)
    Net other uses of cash......................................         (29,588)        (29,531)

  Changes in working capital:
  Receivables and unbilled revenues, net........................           6,505         (19,185)
    Fuel, materials and supplies................................             (36)             83
    Accounts payable............................................         (22,644)         51,845
    Accrued taxes...............................................           9,212          49,006
    Other working capital (excludes cash).......................          25,697             821
                                                                      -----------     ------------
Net cash flows provided by operating activities.................           7,293          12,657
                                                                      -----------     ------------
Investing Activities:
  Investments in plant:
    Electric utility plant......................................          (4,702)         (8,450)
    Nuclear fuel................................................            -               (140)
                                                                      -----------     ------------
  Cash flows used for investments in plant......................          (4,702)         (8,590)
  Investment in NU system Money Pool............................          18,700         145,800
  Investments in nuclear decommissioning trusts.................            -            (25,817)
  Other investment activities, net..............................             620          34,608
                                                                      -----------     ------------
Net cash flows provided by investing activities.................          14,618         146,001
                                                                      -----------     ------------
Financing Activities:
  Net decrease in short-term debt...............................         (15,000)        (20,000)
  Retirement of rate reduction bonds............................          (2,748)           -
  Reacquisitions and retirements of long-term debt..............            -           (100,000)
  Reacquisitions and retirements of preferred stock.............            -            (36,500)
  Cash dividends on preferred stock.............................            -               (671)
  Cash dividends on common stock................................          (4,001)         (2,998)
  Other financing activities, net...............................              (6)            625
                                                                      -----------     ------------
Net cash flows used in financing activities.....................         (21,755)       (159,544)
                                                                      -----------     ------------
Net increase/(decrease) in cash.................................             156            (886)
Cash - beginning of period......................................             599             985
                                                                      -----------     ------------
Cash - end of period............................................      $      755      $       99
                                                                      ===========     ============

The accompanying notes are an integral part of these financial statements.



          WESTERN MASSACHUSETTS ELECTRIC COMPANY AND SUBSIDIARY

                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations


WMECO is a wholly owned subsidiary of NU. This discussion should be read in conjunction with NU's management's discussion and analysis of financial condition and results of operations, consolidated financial statements and footnotes in this Form 10-Q, the NU 2001 Form 10-K, and current report on Form 8-K dated March 15, 2002.

RESULTS OF OPERATIONS

The components of significant income statement variances for the first quarter of 2002 are provided in the table below.


                                                 Income Statement Variances
                                                    (Millions of Dollars)

                                                   2002 over/(under) 2001
                                                   ----------------------
                                                   Amount         Percent
                                                   ------         -------

Operating Revenues                                 $ (47)          (33)%

Operating Expenses:
Fuel, purchased and net interchange power            (40)          (44)
Other operation                                       (8)          (44)
Maintenance                                           (7)          (70)
Depreciation                                          (1)          (28)
Amortization of regulatory assets, net              (116)          (92)
Taxes other than income taxes                         (2)          (40)
Gain on sale of utility plant                        123           100
                                                    ----           ---
Total operating expenses                             (51)          (39)
                                                    ----           ---
Operating income                                       4            32
                                                    ----           ---
Other loss, net                                        1            51
Interest expense, net                                 (1)          (27)
                                                    ----           ---
Income before income tax expense                       6            97
Income tax expense                                     2            84
                                                    ----           ---
Net income                                          $  4            (a)
                                                    ====           ===
(a) Percent greater than 100.

Operating Revenues
Total revenues decreased by $47 million or 33 percent in the first quarter of 2002 compared with the same period of 2001, primarily due to lower wholesale revenues ($22 million), and lower retail revenues ($23 million). Wholesale revenues were lower primarily as a result of the sale of the Millstone units at the end of the first quarter of 2001 and lower energy sales. Retail revenues were lower as a result of the rate decrease associated with a decrease in the standard offer supply ($19 million) and lower retail sales
($4 million).  Retail sales decreased 4 percent compared to 2001.

Fuel, Purchased and Net Interchange Power
Fuel, purchased and net interchange power expense decreased in 2002, primarily due to lower purchased power costs resulting from the buydown and buyout of various cogeneration contracts and lower nuclear fuel expense resulting from the sale of the Millstone units in 2001.

Other Operation and Maintenance
Other O&M expenses decreased by $15 million in 2002, primarily due to lower nuclear expenses ($7 million) as a result of the sale of the Millstone units, lower administrative expenses ($1 million) and lower fossil/hydro expenses ($6 million).

Depreciation
Depreciation expense decreased in 2002, primarily due to the sale of the Millstone units.

Amortization of Regulatory Assets, Net
Amortization of regulatory assets, net decreased in 2002, primarily due to the amortization in 2001 related to the gain on the sale of the Millstone units.

Taxes Other Than Income Taxes
Taxes other than income taxes decreased in 2002 due to lower local property taxes resulting from the sale of Millstone.

Gain on Sale of Utility Plant
In 2001, WMECO recorded a gain on the sale of its ownership share in the Millstone units. A corresponding amount of amortization expense was recorded.

Other Loss, Net
Other loss, net increased in 2002 primarily due to higher environmental expenses in 2001.

Interest Expense, Net
Interest expense, net decreased in 2001, primarily due to the retirement of long-term debt and lower short-term debt outstanding.

Income Tax Expense
Income tax expense decreased in 2002, primarily due to the 2001 tax impacts of the gain on the sale of Millstone.

LIQUIDITY

WMECO's net cash flows provided by operating activities declined to $7.3 million in the first quarter of 2002, compared with $12.7 million during the same period of 2001. In the first quarter of 2002, cash flows provided by operating activities decreased primarily due to increased payments made on accounts payable balances in the first quarter of 2002, compared with the same period of 2001. This decrease was partially offset by higher net amortization of regulatory assets, increased receipts received on accounts receivable balances during the first quarter of 2002, compared with the same period of 2001, and a $3.6 million increase in net income during the first quarter of 2002, compared with the same period of 2001.

The level of common dividends totaled $4 million in the first quarter of 2002, compared with $3 million during the same period of 2001. Payment of these common dividends helped to finance NU's share repurchases and common dividend.




                  Northeast Utilities and Subsidiaries
        The Connecticut Light and Power Company and Subsidiaries
        Public Service Company of New Hampshire and Subsidiaries
          Western Massachusetts Electric Company and Subsidiary


                 NOTES TO FINANCIAL STATEMENTS (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (All Companies)

     A.   Presentation

          The accompanying unaudited financial statements should be read in conjunction with the management's discussion and analysis of financial condition and results of operations in this Form 10-Q, the Annual Reports of Northeast Utilities (NU), The Connecticut
          Light and Power Company (CL&P), Public Service Company of New Hampshire (PSNH), and Western Massachusetts Electric Company (WMECO), which were filed as part of the NU 2001 Form 10-K, the current reports on Form 8-K dated January 22, 2002, January 30, 2002,
          March 15, 2002, and April 23, 2002, and the current report on Form 8-K/A dated March 15, 2002. The accompanying financial statements contain, in the opinion of management, all adjustments necessary to present fairly NU's and each NU system company's financial position as of March 31, 2002, and the results of operations and statements of cash flows for the three month periods ended March 31, 2002 and 2001. All adjustments are of a normal, recurring nature except those described in Notes 1C and 2. The results of operations and statements of cash flows for the three-month periods ended March 31, 2002 and 2001, are not indicative of the results expected for a full year.

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

     B.   Regulatory Accounting and Assets

          The accounting policies of the NU system regulated operating companies conform to accounting principles generally accepted in the United States applicable to rate-regulated enterprises and historically reflect the effects of the rate-making process in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation."

          CL&P's, PSNH's and WMECO's transmission and distribution businesses continue to be cost-of-service rate regulated, and management believes the application of SFAS No. 71 to that portion of those businesses continues to be appropriate.
          Management also believes it is probable that the NU system operating companies will recover their investments in long-lived assets, including regulatory assets. These costs will be recovered over a period of time ranging from 7 to 26 years, subject to certain adjustments. The majority of the stranded costs for CL&P and WMECO will be recovered through a transition charge over a 12-year period. PSNH has three categories of stranded costs.
          Part 1 costs are securitized regulatory assets that are recovered over the life of the related rate reduction bonds. Part 2 costs are ongoing costs consisting of nuclear decommissioning and independent power producer costs that are recovered as incurred, over the time period PSNH is responsible for those costs. Part 3 costs are nonsecuritized regulatory assets which must be recovered by a recovery end date to be determined in accordance with the "Agreement to Settle PSNH Restructuring" (Settlement Agreement), or which will be written off as stipulated by that Settlement Agreement. Based on current projections, PSNH expects to fully recover all of its Part 3 costs by the recovery end date.

          In March 2000, CL&P and WMECO completed the auction of certain hydroelectric generation assets with a book value of $129 million. Northeast Generation Company (NGC) was the winning bidder in the auction and paid approximately $865.5 million for these assets. Restructuring legislation in both Connecticut and Massachusetts requires gains from the sale of generation to be used to reduce regulatory assets and other stranded costs. Since the entities to the transaction are all wholly owned by NU, a gain was not recognized. NGC is depreciating the plant assets over their estimated useful life.

          In addition, all material regulatory assets are earning a return. The components of the NU system companies' regulatory assets are as follows:

          --------------------------------------------------------------------
                                                March 31,    December 31,
          (Millions of Dollars)                    2002           2001
          --------------------------------------------------------------------
          Recoverable nuclear costs             $  222.7       $  231.6
          Securitized regulatory assets          2,004.2        2,004.1
          Income taxes, net                        302.1          312.8
          Unrecovered contractual
            obligations                             75.4           78.3
          Recoverable energy costs, net            313.2          334.5
          Other                                    265.2          326.2
          --------------------------------------------------------------------
          Totals                                $3,182.8       $3,287.5
          --------------------------------------------------------------------

     C.  New Accounting Standards

          Goodwill and Other Intangible Assets: In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill and indefinite-lived intangible assets should no longer be amortized effective January 1, 2002. As of March 31, 2002, NU maintains
          $315.3 million of goodwill that is no longer being amortized and $19.7 million of identifiable intangible assets which continue to be amortized up to the maximum useful life of 15 years. These amounts are included on the consolidated balance sheets as goodwill and other purchased intangible assets, net. NU does not maintain any indefinite-lived intangible assets. The goodwill was recorded by each of NU's reporting units as defined under SFAS No. 142 as follows: Yankee Energy System, Inc. (Yankee) $288 million; Select Energy Services, Inc. (SESI) $20.3 million, and Northeast Generation Services Company (NGS) $7 million. Based on the goodwill and intangible assets maintained by the NU system companies, under SFAS No. 142, amortization expense will be reduced by $9 million annually. The impact to first quarter 2002 earnings is a reduction in amortization expense of $2.3 million or an increase in earnings per share (EPS) of $0.02. This statement also requires that goodwill be subject to at least an annual assessment for impairment by applying a fair value-based test also effective January 1, 2002. Management is in the process of the first assessment of impairment of goodwill and expects to complete this assessment by the June 30, 2002, deadline. Upon adoption of the impairment testing rules under SFAS No. 142, there may be a cumulative effect of an accounting change which management has not evaluated at this time.

          Asset Retirement Obligations: Also in June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of property, plant and equipment and the associated asset retirement costs and applies to
          (a) all entities and (b) legal obligations associated with the retirement of property, plant and equipment. SFAS No. 143 is effective for NU's 2003 calendar year. Upon adoption of SFAS No. 143, there may be an impact on NU's consolidated financial statements which management has not estimated at this time.

     D.   Other (Loss)/Income, Net

          The components of the NU system companies' other (loss)/income, net items are as follows:

          ---------------------------------------------------------------------
                                                 For the Three Months Ended
          ---------------------------------------------------------------------
                                                 March 31,         March 31,
          (Millions of Dollars)                    2002               2001
          ---------------------------------------------------------------------
          Loss on investment in NEON              $(14.6)            $  -
          Gain related to Millstone sale              -              202.2
          Loss on share
            repurchase contracts                      -              (43.4)
          Minority interest in
            loss of subsidiaries                      -               (2.3)
          Other, net                                 0.6               0.7
          ---------------------------------------------------------------------
          Totals                                  $(14.0)           $157.2
          ---------------------------------------------------------------------

2.   COMMITMENTS AND CONTINGENCIES

     A.   Restructuring and Rate Matters (CL&P, PSNH, WMECO)

          Connecticut: On September 27, 2001, CL&P filed its application with the Connecticut Department of Public Utility Control (DPUC) for approval of the disposition of the proceeds from the sale of the Millstone units to a subsidiary of Dominion Resources, Inc., Dominion Nuclear Connecticut, Inc. (DNCI). This application described and requested DPUC approval for CL&P's treatment of its share of the proceeds from the sale. In accordance with Connecticut's electric utility industry restructuring legislation, CL&P was required to utilize any gains from the Millstone sale to offset stranded costs. There are certain contingencies related to this filing regarding the potential disallowance of what management believes were prudently incurred costs. Management believes the recoverability of these costs is probable. A decision from the DPUC is expected in the second quarter of 2002.

          New Hampshire: In July 2001, the New Hampshire Public Utilities Commission (NHPUC) opened a docket to review the fuel and purchased-power adjustment clause (FPPAC) cost accruals between August 2, 1999, and April 30, 2001. Hearings at the NHPUC are scheduled for June 2002. Under the Settlement Agreement, the FPPAC deferrals are recovered as a Part 3 regulatory asset through a stranded cost recovery charge. At March 31, 2002, PSNH had approximately $179.2 million of recoverable energy costs deferred under the FPPAC, excluding previous deferrals of purchases from independent power producers. Management does not expect the outcome of these hearings to have a material negative impact on its earnings.

          Massachusetts: During the first quarter of 2000, WMECO filed its first annual stranded cost reconciliation filing covering the period March 1, 1998 through December 31, 1999. The hearing and briefing processes related to this filing were completed during the second quarter of 2001. A Massachusetts Department of Telecommunications and Energy (DTE) decision is expected in the second quarter of 2002. On March 30, 2001, WMECO also filed its second annual stranded cost reconciliation with the DTE for calendar year 2000 with the related review and hearing processes anticipated to be scheduled in 2002. The cumulative deferral of unrecovered stranded costs, as filed through calendar year 2000, is approximately $4 million. Management believes these costs are fully recoverable.

          On March 29, 2002, WMECO filed its 2001 annual transition cost reconciliation with the DTE. This filing reconciles the recovery of stranded generation costs for calendar year 2001. Also included in this filing are the sales proceeds from WMECO's portion of Millstone, the impact of securitization and approximately a $13 million benefit to ratepayers from WMECO's nuclear performance-based ratemaking process. The inclusion of these items as part of the reconciliation filing allows WMECO to accelerate the recovery of total stranded generation assets. Management anticipates a formal hearing in 2002 regarding this filing after a period of data discovery by the DTE and other intervenors.

     B.   Long-Term Contractual Arrangements (Select Energy)

          Select Energy, Inc. (Select Energy) maintains long-term agreements to purchase energy in the normal course of business as part of its portfolio of resources to meet its actual or expected sales commitments. The aggregate amount of these purchase contracts was $4 billion at March 31, 2002. These contracts extend through 2006 as follows (millions of dollars):

          --------------------------------------------------------------------
          Year
          --------------------------------------------------------------------
          2002                                 $2,923.4
          2003                                    771.6
          2004                                    179.4
          2005                                    109.0
          2006                                     43.5
          --------------------------------------------------------------------
          Total                                $4,026.9
          --------------------------------------------------------------------

3. MARKET RISK AND RISK MANAGEMENT INSTRUMENTS (NU, Select Energy, Yankee, Yankee Gas)

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

     On June 27, 2001, the FASB cleared SFAS No. 133 Implementation Issue No. C15, "Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity." NU has reviewed its capacity contracts and other applicable energy contracts and has determined that they should not be marked-to-market under the criteria in the guidance cleared by the FASB on June 27, 2001.

     On December 19, 2001, the FASB issued revised guidance regarding power purchase and sales agreements. The revised guidance is effective on July 1, 2002. Management is currently evaluating the impacts of the guidance issued by the FASB on December 19, 2001, on its accounting for capacity contracts. However, management does not expect it to have a material effect on its consolidated financial statements.

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

     Commodity Price Risk - Trading Activities: As a market participant in the Northeast United States, Select Energy conducts commodity-trading activities in electricity and its related products, natural gas and oil and, therefore, experiences net open positions. Select Energy manages these open positions with strict policies which limit its exposure to market risk and require daily reporting to management of potential financial exposure. Under EITF Issue No. 98-10, these instruments are adjusted to market value, and the unrealized gains and losses are recognized in income in the current period in the consolidated statements of income as fuel, purchased and net interchange power and in the consolidated balance sheets as prepayments and other. The mark-to-market positions at March 31, 2002 and December 31, 2001, were assets of $57.5 million and $56.4 million, respectively.

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

     As of March 31, 2002, Select Energy has calculated the market price resulting from a 10 percent unfavorable change in forward market prices. That 10 percent change would result in approximately a $15.5 million decline in the fair value of the Select Energy trading portfolio.
     In the normal course of business, Select Energy also faces risks that are either nonfinancial or nonquantifiable. Such risks principally include credit risk, which is not reflected in the aforementioned sensitivity analysis.

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

     When conducting sensitivity analysis of the change in the fair value of Select Energy's electricity, natural gas and oil nontrading portfolio, which would result from a hypothetical change in the future market price of electricity, natural gas and oil, the fair values of the contracts are determined from models which take into account estimated future market prices of electricity, natural gas and oil, the volatility of the market prices in each period, as well as the time value factors of the underlying commitments. In most instances, market prices and volatility are determined from quoted prices on the futures exchange.

     Select Energy has determined a hypothetical change in the fair value for its nontrading electricity, natural gas and oil contracts, assuming a 10 percent unfavorable change in forward market prices. As of March 31, 2002, an unfavorable 10 percent change in market price would have resulted in a decline in fair value of approximately $35.3 million.

     The impact of a change in electricity, natural gas and oil prices on Select Energy's nontrading contracts on March 31, 2002, is not necessarily representative of the results that will be realized when these contracts are physically delivered.

     Select Energy also maintains natural gas service agreements with certain customers to supply gas at fixed prices for terms extending through 2004. Select Energy has hedged its gas supply risk under these agreements through New York Mercantile Exchange (NYMEX) contracts. Under these contracts, the purchase price of a specified quantity of gas is effectively fixed over the term of the gas service agreements, which extend through 2004. As of March 31, 2002, the NYMEX contracts had a notional value of $60.9 million and a mark-to-market asset value of $1.2 million.

     Derivative Cash Flow Hedge Accounting: During the first quarter of 2002, $13.7 million in income, net of tax, was reclassified from other comprehensive income upon the conclusion of derivative cash flow hedge transactions and recognized in earnings. An additional $0.6 million of income, net of tax, was recognized in earnings for those derivatives that were determined to be ineffective. Currently, the cash flow hedge transactions entered into hedge cash flows through 2004. As a result of these new transactions and market value changes since January 1, 2002, other comprehensive income increased by $19.8 million, net of tax. Accumulated other comprehensive loss at March 31, 2002, was $3.4 million, net of tax (reduction in equity), relating to hedged transactions and it is estimated that $1 million, net of tax, will be reclassified as a charge to earnings within the next twelve months. Cash flows from the hedge contracts are reported in the same category as cash flows from the hedged activities.

     Regulated Entities:

     Commodity Price Risk - Nontrading Activities: Yankee Gas Services Company (Yankee Gas) maintains a master swap agreement with one customer to supply gas at fixed prices for a 10-year term extending through 2005. Under this master swap agreement, the purchase price of a specified quantity of gas is effectively fixed over the term of the gas service agreement, which also extends through 2005. As of March 31, 2002, the commodity swap agreement had a notional value of $15.3 million and a mark-to-market liability of $0.2 million, which is included within the $3.4 million reported for accumulated other comprehensive loss related to hedging activities.

     Interest Rate Risk - Nontrading Activities: Yankee has entered into an interest rate sensitive derivative. Yankee uses swap instruments with financial institutions to exchange fixed-rate interest obligations for a blend between fixed and variable-rate obligations. These instruments convert fixed interest rate obligations to variable rates. The notional amounts parallel the underlying debt levels and are used to measure interest to be paid or received and do not represent the exposure to credit loss. As of March 31, 2002, Yankee had outstanding agreements with a total notional value of $49 million and a mark-to-market liability of $0.1 million. Changes in this mark-to-market position are included in earnings, as adjustments to interest expense, as this derivative was determined to be ineffective.

     Other:

     Interest Rate Risk - Nontrading Activities: NU manages its interest rate risk exposure by maintaining a mix of fixed and variable rate debt. As of March 31, 2001, approximately 68 percent of NU's long-term debt, including the current portion, is at a fixed interest rate. The remaining long-term debt is variable-rate and is subject to interest rate risk. Assuming a one percent increase in NU's variable interest rates, interest expense would have increased approximately $4.75 million, excluding NU parent's variable-rate debt which was refinanced in April 2002 at a fixed-rate. In addition, NU parent has entered into interest rate sensitive derivatives. NU parent used treasury lock instruments with financial institutions to fix the treasury rate component of the coupon rate on the notes that were issued in April 2002. In
     April 2002, the agreement ended and NU parent received $5.7 million from the financial institutions. In accordance with SFAS No. 133, the $5.7 million gain, net of tax, will be amortized from accumulated other comprehensive loss over the 10-year term of the notes.

     Credit Risk: Credit risk relates to the risk of loss that NU would incur as a result of non-performance by counterparties pursuant to the terms of their contractual obligations. NU serves a wide variety of customers and suppliers that include independent power producers, industrial companies, gas and electric utilities, oil and gas producers, financial institutions, and other energy marketers. Margin accounts exist within this diverse group, and NU realizes interest receipts and payments related to balances outstanding in these accounts. This wide customer and supplier mix generates a need for a variety of contractual structures, products and terms. This multifaceted book of business requires NU to manage the portfolio of market risk inherent in those transactions in a manner consistent with the parameters established by NU's risk management process. Market risks are monitored regularly by a Risk Oversight Council operating outside of the units that create or actively manage these risk exposures to ensure compliance with NU's stated risk management policies.

     NU tracks and re-balances the risk in its portfolio in accordance with mark-to-market and other risk management methodologies that utilize forward price curves in the energy markets to estimate the size and probability of future potential exposure.

     NYMEX traded futures and option contracts are guaranteed by the NYMEX and have a modest credit risk. NU has established written credit policies with regard to its counterparties to minimize overall credit risk on all types of transactions. These policies require an evaluation of potential counterparties' financial conditions (including credit ratings), collateral requirements under certain circumstances (including cash in advance, letters of credit, and parent guarantees), and the use of standardized agreements, which allow for the netting of positive and negative exposures associated with a single counterparty. This evaluation results in establishing credit limits prior to NU entering into trading activities. The appropriateness of these limits is subject to continuing review. Concentrations among these counterparties may impact NU's overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes to economic, regulatory or other conditions.

4.   COMPREHENSIVE INCOME (NU, CL&P, PSNH, WMECO)

     The total comprehensive income, which includes all comprehensive income items, for the NU system is as follows:

     ------------------------------------------------------------------------
                                             Three Months Ended March 31,
     ------------------------------------------------------------------------
     (Millions of Dollars)                   2002                    2001
     ------------------------------------------------------------------------
     NU Consolidated                        $47.7                   $116.1
     CL&P                                    20.4                     36.9
     PSNH                                    11.2                     27.7
     WMECO                                    6.9                      2.6
     ------------------------------------------------------------------------

     Accumulated other comprehensive loss mark-to-market adjustments of NU's qualified cash flow hedging instruments are as follows:

     ------------------------------------------------------------------------
     (Millions of Dollars, Net of Tax)                      March 31, 2002
     ------------------------------------------------------------------------
     Balance at January 1, 2002                                 $(36.9)
     ------------------------------------------------------------------------
     Hedged transactions recognized into earnings                 13.7
     Change in fair value                                         19.7
     Cash flow transactions entered into for the period            0.1
     ------------------------------------------------------------------------
     Net change associated with the current period
       hedging transactions                                       33.5
     ------------------------------------------------------------------------
     Total mark-to-market adjustments included in
       accumulated other comprehensive loss                     $ (3.4)
     ------------------------------------------------------------------------

     Accumulated other comprehensive loss items unrelated to NU's qualified cash flow hedging instruments totaled $4.4 million in income and $0.1 million in losses as of January 1, 2002, and March 31, 2002, respectively.

5.   EARNINGS PER SHARE (NU)

     EPS is computed based upon the weighted average number of common shares outstanding during each period. Diluted EPS is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect if certain securities are converted into common stock.

     The following table sets forth the components of basic and diluted
     EPS:

     -------------------------------------------------------------------------
     (Millions of Dollars,                      Three Months Ended March 31,
     except share information)                  2002                    2001
     -------------------------------------------------------------------------
     Income before preferred
       dividends of subsidiaries               $20.0                   $137.3
     Preferred dividends
       of subsidiaries                           1.4                      2.7
     -------------------------------------------------------------------------
     Income before cumulative effect
       of accounting change                    $18.6                   $134.6
     Cumulative effect
       of accounting change,
       net of tax benefit                         -                     (22.4)
     -------------------------------------------------------------------------
     Net income                                $18.6                   $112.2
     -------------------------------------------------------------------------
     Basic EPS common shares
       outstanding (average)             129,504,005              143,912,698
     Dilutive effect of employee
       stock options                         250,941                  401,641
     -------------------------------------------------------------------------
     Fully diluted EPS common shares
       outstanding (average)             129,754,946              144,314,339
     -------------------------------------------------------------------------
     Basic and fully diluted EPS:
     Income before cumulative effect
       of accounting change                    $0.14                    $0.93
     Cumulative effect
       of accounting change,
       net of tax benefit                        -                      (0.15)
     -------------------------------------------------------------------------
     Net income                                $0.14                    $0.78
     -------------------------------------------------------------------------

6.   SEGMENT INFORMATION (NU)

     The NU system is organized between regulated utilities (electric and gas) and competitive energy subsidiaries. The regulated utilities segment represents approximately 55 percent and 77 percent of the NU system's total revenues for the three months ended March 31, 2002 and 2001, respectively, and is comprised of several business units.

     Regulated utilities revenues primarily are derived from residential, commercial and industrial customers and are not dependent on any single customer. In 2002, the competitive energy subsidiaries segment had one customer with revenues in excess of 10 percent of its total revenues, CL&P. The purchases by CL&P represented approximately 15 percent of total competitive energy subsidiaries' revenues for the three months ended
     March 31, 2002. In 2001, the purchases by two customers, one unaffiliated company and CL&P, represented approximately 15 percent and 27 percent, respectively, of total competitive energy subsidiaries' revenues for the three months ended March 31, 2001.

     The competitive energy subsidiaries segment in the following table includes SESI, a provider of energy management, demand-side management and related consulting services for commercial, industrial and institutional electric companies and electric utility companies; Holyoke Water Power Company, a company engaged in the production of electric power; NGC, a corporation that acquires and manages generation facilities; Northeast Generation Services Company, a corporation that maintains and services any fossil or hydroelectric facility that is acquired or contracted with for fossil or hydroelectric generation services, and Select Energy, a corporation engaged in the trading, marketing, transportation, storage, and sale of energy commodities, at wholesale, in designated geographical areas and in the marketing of energy products to retail customers.

     Other in the following table includes the results for Mode 1 Communications, Inc., an investor in a fiber-optic communications network. Other also includes the results of the nonenergy related subsidiaries of Yankee. Interest expense included in Other primarily relates to the debt of NU parent. Inter-segment eliminations of revenues and expenses are also included in Other.

-------------------------------------------------------------------------------------
                        For the Three Months Ended March 31, 2002
-------------------------------------------------------------------------------------
                Regulated Utilities      Competitive     Eliminations
(Millions of    -------------------         Energy            and
  Dollars)      Electric        Gas      Subsidiaries        Other        Total
-------------------------------------------------------------------------------------
Operating
  revenues     $  941.1       $104.3       $1,029.4       $(164.1)      $ 1,910.7
Operating
  expenses       (827.5)       (79.3)      (1,049.5)        159.9        (1,796.4)
------------------------------------------------------------------------------------
Operating
  income/
  (loss)          113.6         25.0         (20.1)         (4.2)           114.3
Other income/
  (loss), net       3.1         (0.5)         (3.4)        (13.2)           (14.0)
Interest
  expense, net    (47.8)        (3.8)        (11.1)         (4.2)           (66.9)
Income tax
  (expense)/
  benefit         (27.7)        (8.3)         13.0           9.6            (13.4)
Preferred
  dividends        (1.4)          -             -             -              (1.4)
------------------------------------------------------------------------------------
Net income/
  (loss)       $   39.8       $ 12.4      $  (21.6)      $ (12.0)       $    18.6
------------------------------------------------------------------------------------
Total assets   $8,035.2       $888.9      $1,648.8       $(423.3)       $10,149.6
------------------------------------------------------------------------------------

------------------------------------------------------------------------------------
                         For the Three Months Ended March 31, 2001
------------------------------------------------------------------------------------
                Regulated Utilities      Competitive     Eliminations
(Millions of    -------------------         Energy            and
  Dollars)      Electric        Gas      Subsidiaries        Other        Total
-------------------------------------------------------------------------------------
Operating
  revenues    $ 1,218.0      $ 174.7      $ 636.7        $  (228.9)    $ 1,800.5
Operating
  expenses     (1,097.5)      (142.8)      (632.6)           232.0      (1,640.9)
-------------------------------------------------------------------------------------
Operating
  income          120.5         31.9          4.1              3.1         159.6
Other income/
  (loss), net      57.5         (0.1)         1.5             98.3         157.2
Interest
  expense, net    (41.9)        (3.4)       (12.4)            (9.5)        (67.2)
Income tax
  (expense)/
  benefit         (59.7)       (11.3)         2.6            (43.9)       (112.3)
Preferred
  dividends        (2.7)          -            -                -           (2.7)
-------------------------------------------------------------------------------------
Income/(loss)
  before
  cumulative
  effect of
  accounting
  change           73.7         17.1         (4.2)            48.0         134.6
Cumulative
  effect of
  accounting
  change,
  net of
  tax benefit        -            -         (22.0)            (0.4)        (22.4)
Net income/
  (loss)      $    73.7      $  17.1     $  (26.2)       $    47.6     $   112.2
-------------------------------------------------------------------------------------
Total assets  $11,129.2      $ 893.4     $1,353.9        $(2,130.6)    $11,245.9
-------------------------------------------------------------------------------------

7.   SUBSEQUENT EVENT (NU, CL&P, NAEC)

     On April 15, 2002, CL&P, North Atlantic Energy Corporation (NAEC) and certain other joint owners reached an agreement to sell approximately 88.2 percent of the Seabrook nuclear unit to a subsidiary of the FPL Group, Inc. (FPL), for $836.6 million, including $61.9 million for nuclear fuel. FPL has agreed to assume responsibility for decommissioning the unit and will receive all funds in the Seabrook decommissioning trust. NU is obligated to top-off the decommissioning trust if its value does not equal a previously agreed upon level. Approval of the transaction is required from various federal and state regulatory agencies, including the DPUC, the NHPUC, the Nuclear Regulatory Commission (NRC), the New Hampshire Nuclear Decommissioning Financing Committee, and the Federal Energy Regulatory Commission. NU expects to close on the sale of its 40.04 percent share of Seabrook around the end of 2002.

     Of the approximately $400 million of total cash proceeds NU expects to receive from the Seabrook sale, a portion of these proceeds will be used to repay all $90 million of NAEC's outstanding debt and return all NAEC's equity, which totaled $35.9 million as of March 31, 2002, to NU and pay between $100 million and $120 million in taxes. Following the sale of NAEC's share of Seabrook, the Seabrook Power Contracts between PSNH and NAEC will be terminated. PSNH will use these proceeds to more quickly amortize stranded costs. The net gain from the sale related to CL&P's share of Seabrook primarily will be used to offset stranded costs and any cash received by CL&P will be used to meet its capital requirements.

     On October 10, 2000, NU reached an agreement with an unaffiliated 15 percent joint owner of Seabrook under which NU and that joint owner would share the excess proceeds if the sale of Seabrook resulted in proceeds of more than $87.2 million related to the sale of this 15 percent interest. The agreement also limits any top-off amount required to be funded by that joint owner for decommissioning as part of the sale process at the amount required by NRC regulations.

     In conjunction with the sale of Seabrook, NU expects to record consolidated after-tax gains of between $25 million and $30 million related to the agreement with an unaffiliated company in connection with the sale of their 15 percent share of Seabrook and to the elimination of certain reserves previously set aside for the abandoned Seabrook 2 nuclear unit. Management anticipates these gains will be recognized during 2002.

8.   LONG-TERM DEBT (WMECO)

     As a result of the sale of Millstone and rate reduction bonds in early 2001, WMECO has repaid all of its first mortgage bonds and discharged the related indenture and also all second mortgage liens that had been placed on certain assets for the behalf of $53.8 million of pollution control notes. Consequently, all WMECO indebtedness is unsecured at the present time.


                      PART II.   OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

1.   Millstone Station - Damage to Fish Population Lawsuits

On April 20, 2000, two fishermen, Aldred Madeira, Jr. and Timothy F. Madieros, brought a lawsuit against the Northeast Nuclear Energy Company (NNECO) and the Northeast Utilities Service Company (NUSCO) in New London Superior Court alleging two counts: common law nuisance and tortious interference with a business expectancy. DNCI has since been added as an additional defendant. The lawsuit alleges that Millstone has engaged in various actions, including entrainment of winter flounder, that has caused the two fishermen to suffer damages. The suit initially sought temporary and permanent injunctions to suspend Millstone operations during the winter flounder spawning season, conversion of Millstone to a closed-cooling system, or in the alternative, permanent shutdown as well as compensatory and punitive damages. However, the injunctive relief claims were dismissed by the Court on March 11, 2002.
The damage claims remain pending before the Complex Litigation Docket in Connecticut Superior Court with discovery of information between the parties underway.

On August 23, 2001, two additional fishermen, James Engelmann and Michael Stepski, brought a similar lawsuit to the Madeira and Madieros action against NNECO, NUSCO and DNCI in Superior Court alleging two counts: common law nuisance and tortious interference with a business expectancy. Like the earlier suit, this action also sought temporary and permanent injunctions to suspend Millstone operations during the winter flounder spawning season and conversion of the Millstone facility to a closed-cooling system as well as compensatory and punitive damages. These damage claims also remain pending before the Complex Litigation Docket in Connecticut Superior Court and are in the early stages of litigation.

On April 26, 2000, a lawsuit was filed in Hartford Superior Court naming as defendants the Commissioner of the Connecticut Department of Environmental Protection (DEP), NNECO and NUSCO. This lawsuit, brought by the Connecticut Coalition Against Millstone (CCAM), the Long Island Coalition Against Millstone, The Connecticut Green Party, Don't Waste Connecticut and the STAR Foundation, challenged the validity of previously issued DEP emergency and temporary authorizations allowing Millstone to discharge wastewater not expressly authorized by the facility's water discharge National Pollutant Discharge Elimination System (NPDES) permit. On October 16, 2000, this matter was dismissed by the Superior Court. After the plaintiffs' motion for reargument was denied, CCAM and the Long Island Coalition Against Millstone filed an appeal with the Connecticut Appellate Court. The matter is now subject to assignment for oral argument during the May/June term of the Appellate Court. On May 3, 2002, based on the Connecticut Appellate Court's dismissal as moot of CCAM's appeal of the DPUC decision approving the sale of Millstone station, NUSCO and NNECO moved to dismiss this appeal as moot.

2.   Sale of Millstone to DNCI

In February 2001, the CCAM filed in Connecticut Superior Court an appeal of the DPUC's decision approving the sale of Millstone to DNCI. CCAM alleges that the final decision violates the Connecticut general statutes on multiple grounds and requests that the decision be reversed and vacated. In March
2001, CCAM filed a motion to stay, which was heard by the court later that month. On March 26, 2001, CCAM's appeal was dismissed. On April 16, 2001, the plaintiffs filed an appeal with the Connecticut Appellate Court. On February 21, 2002, the Court dismissed CCAM's appeal and, on April 23, 2002, the Connecticut Supreme Court denied CCAM's request for review of the Appellate Court's dismissal of the appeal.

On March 8, 2001, CCAM filed suit against DEP, NNECO and DNCI challenging the validity of Millstone's NPDES Permit and a previously issued DEP emergency authorization allowing Millstone to discharge wastewater not expressly authorized by the facility's NPDES Permit. The suit also challenged DEP's authority to transfer both Millstone's NPDES Permit and emergency authorization to DNCI. On July 19, 2001, this matter was dismissed by the Superior Court and on August 27, 2001, CCAM filed an appeal with the Connecticut Appellate Court. The matter is now subject to assignment for oral argument during the May/June term of the Appellate Court. On May 3, 2002, based on the Connecticut Appellate Court's dismissal as moot of CCAM's appeal of the DPUC's decision approving the sale of Millstone station, NNECO and DNCI moved to dismiss this appeal as moot. For further information on the sale of the Millstone units, see Item 1, "Business - Rates and Electric Industry Restructuring" and "Business - Nuclear Generation" in NU's 2001 Form 10-K.

3.   Consolidated Edison, Inc./NU - Merger Appeals and Related Litigation

Discovery in the litigation in the United States District Court for the Southern District of New York between Consolidated Edison, Inc. and NU relating to the parties' October 13, 1999, Agreement and Plan of Merger, as amended and restated as of January 11, 2000, is now complete. Motions for summary judgment are expected to be filed by the parties on or before May 10, 2002. No trial date has yet been set by the court.

For information relating to the Merger Agreement and the related litigation, see "Part I, Item 3 - Legal Proceedings" in NU's 2001 Annual Report on
Form 10-K.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Listing of Exhibits

     Exhibit No.    Description
     -----------    -----------

     4.1.4 Indenture dated as of April 1, 2002, between Northeast Utilities and The Bank of New York as Trustee (Exhibit A-3 to NU 35-CERT filed April 16, 2002, File No.70-9535)

     4.1.5 First Supplemental Indenture dated as of April 1, 2002 between Northeast Utilities and The Bank of New York as Trustee (Exhibit A-4 to NU 35-CERT filed April 16, 2002, File No. 70-9535)

     10.63 Purchase and Sale Agreement for the Seabrook Nuclear Power Station by and among NAEC, The United Illuminating Company, Great Bay Power Corporation, New England Power Company, CL&P, Canal Electric Company, Little Bay Power Corporation, New Hampshire Electric Cooperative, Inc., North Atlantic Energy Service Corporation and FPL Energy Seabrook, LLC, dated April 13, 2002.

     15             Deloitte & Touche LLP Letter Regarding Unaudited Financial
                    Information

     15.1           Arthur Andersen LLP Letter Regarding Unaudited Financial
                    Information

(b)  Reports on Form 8-K:

NU filed a current report on Form 8-K dated January 22, 2002, disclosing:

o  NU's earnings press release for the fourth quarter and full year 2001.

NU, PSNH and PSNH Funding LLC 2 filed current reports on Form 8-K dated January 30, 2002, disclosing:

o The closing on the sale of $50 million of rate reduction bonds through PSNH's subsidiary, PSNH Funding LLC 2.

NU, CL&P, PSNH, WMECO, and NGC filed current reports on Form 8-K dated March 15, 2002, disclosing:

o  NU's change in its certifying accountant.

NU filed a current report on Form 8-K/A dated March 15, 2002, disclosing:

o An amendment to NU's current report on Form 8-K dated March 15, 2002, disclosing NU's change in its certifying accountant.

NU and PSNH filed current reports on Form 8-K dated April 23, 2002, disclosing:

o NU's earnings press release for the first quarter of 2002 and the announcement of the proposed sale of the Seabrook nuclear unit.



                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        NORTHEAST UTILITIES
                                        -------------------
                                            Registrant



Date:  May 9, 2002             By  /s/ John H. Forsgren
       -----------                 ----------------------------------------
                                       John H. Forsgren
                                       Vice Chairman,
                                       Executive Vice President
                                       and Chief Financial Officer


Date:  May 9, 2002             By  /s/ John P. Stack
       -----------                 ----------------------------------------
                                       John P. Stack
                                       Vice President - Accounting
                                       and Controller

-------------------------------------------------------------------------------

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                              THE CONNECTICUT LIGHT AND POWER COMPANY
                              ---------------------------------------
                                             Registrant



Date:  May 9, 2002             By  /s/ Randy A. Shoop
       -----------                 ----------------------------------------
                                       Randy A. Shoop
                                       Treasurer



Date:  May 9, 2002             By  /s/ John P. Stack
       -----------                 ----------------------------------------
                                       John P. Stack
                                       Vice President - Accounting
                                       and Controller



                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                              PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE
                              ---------------------------------------
                                            Registrant



Date:  May 9, 2002             By  /s/ David R. McHale
       -----------                 ----------------------------------------
                                       David R. McHale
                                       Vice President and Treasurer



Date:  May 9, 2002             By  /s/ John P. Stack
       -----------                 ----------------------------------------
                                       John P. Stack
                                       Vice President - Accounting
                                       and Controller


-------------------------------------------------------------------------------

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                WESTERN MASSACHUSETTS ELECTRIC COMPANY
                                --------------------------------------
                                              Registrant



Date:  May 9, 2002             By  /s/ David R. McHale
       -----------                 ----------------------------------------
                                       David R. McHale
                                       Vice President and Treasurer



Date:  May 9, 2002             By  /s/ John P. Stack
       -----------                 ----------------------------------------
                                       John P. Stack
                                       Vice President - Accounting
                                       and Controller