Form 10-Q/A
period 2004-06-30
NORTHEAST UTILITIES
filed 2005-03-17
CIK 72741

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                                 AMENDMENT NO. 2


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

                          FORM 10-Q/A EXPLANATORY NOTE

Amendment No. 2 to this report eliminates the reference to our certifying officers' titles in certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications are included in Exhibits 31 and 31.1.

Amendment No. 1 to our quarterly report on Form 10-Q (Form 10-Q/A) was filed to amend the quarterly report on Form 10-Q for the quarter ended June 30, 2004 of Northeast Utilities (NU), which was originally filed on August 6, 2004 (Original Form 10-Q). Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A contains the complete text of Items 1, 2, and 4 of Part I and Item 6 of Part II, as amended, as well as certain currently dated certifications. Unaffected items from the quarterly reports of separate registrants The Connecticut Light and Power Company, Public Service Company of New Hampshire and Western Massachusetts Electric Company (and associated certifications) have not been repeated in this Form 10-Q/A.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Listing of Exhibits (NU)

     Exhibit No.       Description
     -----------       -----------

     31 Certification of Charles W. Shivery, Chairman, President and Chief Executive Officer of Northeast Utilities, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 17, 2005

     31.1 Certification of David R. McHale, Senior Vice President and Chief Financial Officer of Northeast Utilities, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 17, 2005

     32 Certification of Charles W. Shivery, Chairman, President and Chief Executive Officer of Northeast Utilities and David R. McHale, Senior Vice President and Chief Financial Officer of Northeast Utilities, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 17, 2005

(b)  Reports on Form 8-K:

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

                                               NORTHEAST UTILITIES
                                               -------------------
                                                     Registrant



Date: March 17, 2005                  By  /s/ David R. McHale
                                           ---------------------------------
                                              David R. McHale
                                              Senior Vice President
                                              and Chief Financial Officer
                                              (for the Registrant and as
                                              Principal Financial Officer)