Form 10-Q/A
period 2004-09-30
NORTHEAST UTILITIES
filed 2005-03-17
CIK 72741

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

FORM 10-Q/A EXPLANATORY NOTE

Amendment No. 2 to this report eliminates the reference to our certifying officers’ titles in certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications are included in Exhibits 31 and 31.1.

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

NORTHEAST UTILITIES

Registrant
Date:	March 17, 2005	By	/s/	David R. McHale

David R. McHale
Senior Vice President and Chief Financial Officer
(for the Registrant and as Principal Financial Officer)