Form 10-Q
period 2013-09-30
NORTHEAST UTILITIES; WESTERN MASSACHUSETTS ELECTRIC CO; NSTAR ELECTRIC CO; PUBLIC SERVICE CO OF NEW HAMPSHIRE; CONNECTICUT LIGHT & POWER CO
filed 2013-11-04
CIK 72741, 106170, 13372, 315256, 23426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013
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

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer

Northeast Utilities	✓
The Connecticut Light and Power Company			✓
NSTAR Electric Company			✓
Public Service Company of New Hampshire			✓
Western Massachusetts Electric Company			✓

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

	Yes	No

Northeast Utilities		✓
The Connecticut Light and Power Company		✓
NSTAR Electric Company		✓
Public Service Company of New Hampshire		✓
Western Massachusetts Electric Company		✓

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

Company - Class of Stock	Outstanding as of October 31, 2013
Northeast Utilities Common shares, $5.00 par value	315,094,075 shares

The Connecticut Light and Power Company Common stock, $10.00 par value	6,035,205 shares

NSTAR Electric Company Common stock, $1.00 par value	100 shares

Public Service Company of New Hampshire Common stock, $1.00 par value	301 shares

Western Massachusetts Electric Company Common stock, $25.00 par value	434,653 shares

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

The following is a glossary of abbreviations or acronyms that are found in this report:

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

RRR	The Rocky River Realty Company
Select Energy	Select Energy, Inc.
WMECO	Western Massachusetts Electric Company
YAEC	Yankee Atomic Electric Company
Yankee	Yankee Energy System, Inc.
Yankee Companies	CYAPC, YAEC and MYAPC
Yankee Gas	Yankee Gas Services Company
REGULATORS:
DEEP	Connecticut Department of Energy and Environmental Protection
DOE	U.S. Department of Energy
DOER	Massachusetts Department of Energy Resources
DPU	Massachusetts Department of Public Utilities
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ISO-NE	ISO New England, Inc., the New England Independent System Operator
MA DEP	Massachusetts Department of Environmental Protection
NHPUC	New Hampshire Public Utilities Commission
PURA	Connecticut Public Utilities Regulatory Authority
SEC	U.S. Securities and Exchange Commission
SJC	Supreme Judicial Court of Massachusetts
OTHER:
AFUDC	Allowance For Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income/(Loss)
ARO	Asset Retirement Obligation
C&LM	Conservation and Load Management
CfD	Contract for Differences
Clean Air Project	The construction of a wet flue gas desulphurization system, known as "scrubber technology," to reduce mercury emissions of the Merrimack coal-fired generation station in Bow, New Hampshire
CPSL	Capital Projects Scheduling List
CTA	Competitive Transition Assessment
CWIP	Construction work in progress
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act of 1974
ES	Default Energy Service
ESOP	Employee Stock Ownership Plan
ESPP	Employee Share Purchase Plan
FERC ALJ	FERC Administrative Law Judge
Fitch	Fitch Ratings
FMCC	Federally Mandated Congestion Charge
FTR	Financial Transmission Rights
GAAP	Accounting principles generally accepted in the United States of America
GSC	Generation Service Charge
GSRP	Greater Springfield Reliability Project
GWh	Gigawatt-Hours
HG&E	Holyoke Gas and Electric, a municipal department of the City of Holyoke, MA
HQ	Hydro-Québec, a corporation wholly owned by the Québec government, including its divisions that produce, transmit and distribute electricity in Québec, Canada
HVDC	High voltage direct current
Hydro Renewable Energy	Hydro Renewable Energy, Inc., a wholly owned subsidiary of Hydro-Québec
IPP	Independent Power Producers
ISO-NE Tariff	ISO-NE FERC Transmission, Markets and Services Tariff
kV	Kilovolt
kW	Kilowatt (equal to one thousand watts)
kWh	Kilowatt-Hours (the basic unit of electricity energy equal to one kilowatt of power supplied for one hour)
LNG	Liquefied natural gas
LOC	Letter of Credit
LRS	Supplier of last resort service
MGP	Manufactured Gas Plant
MMBtu	One million British thermal units
Moody's	Moody's Investors Services, Inc.
MW	Megawatt
MWh	Megawatt-Hours
NEEWS	New England East-West Solution
Northern Pass	The high voltage direct current transmission line project from Canada into New Hampshire
NU Money Pool	Northeast Utilities Money Pool
NU supplemental benefit trust	The NU Trust Under Supplemental Executive Retirement Plan
NU 2012 Form 10-K	The Northeast Utilities and Subsidiaries 2012 combined Annual Report on Form 10-K as filed with the SEC
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits Other Than Pension
PBOP Plan	Postretirement Benefits Other Than Pension Plan that provides certain retiree health care benefits, primarily medical and dental, and life insurance benefits
PCRBs	Pollution Control Revenue Bonds
Pension Plan	Single uniform noncontributory defined benefit retirement plan
PPA	Pension Protection Act
RECs	Renewable Energy Certificates
Regulatory ROE	The average cost of capital method for calculating the return on equity related to the distribution and generation business segment excluding the wholesale transmission segment
ROE	Return on Equity
RRB	Rate Reduction Bond or Rate Reduction Certificate
RSUs	Restricted share units
S&P	Standard & Poor's Financial Services LLC
SBC	Systems Benefits Charge
SCRC	Stranded Cost Recovery Charge
SERP	Supplemental Executive Retirement Plan
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

NORTHEAST UTILITIES AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
WESTERN MASSACHUSETTS ELECTRIC COMPANY

This Page Intentionally Left Blank

v

NORTHEAST UTILITIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(Thousands of Dollars)	2013	2012

ASSETS

Current Assets:
Cash and Cash Equivalents	$57,941	$45,748
Receivables, Net	784,498	792,822
Unbilled Revenues	174,097	216,040
Fuel, Materials and Supplies	304,698	267,713
Regulatory Assets	474,198	705,025
Prepayments and Other Current Assets	222,700	199,947
Total Current Assets	2,018,132	2,227,295

Property, Plant and Equipment, Net	17,187,896	16,605,010

Deferred Debits and Other Assets:
Regulatory Assets	4,882,381	5,132,411
Goodwill	3,519,401	3,519,401
Marketable Securities	468,094	400,329
Derivative Assets	88,887	90,612
Other Long-Term Assets	279,527	327,766
Total Deferred Debits and Other Assets	9,238,290	9,470,519

Total Assets	$28,444,318	$28,302,824

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHEAST UTILITIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(Thousands of Dollars)	2013	2012

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable	$1,343,000	$1,120,196
Long-Term Debt - Current Portion	608,346	763,338
Accounts Payable	554,010	764,350
Regulatory Liabilities	224,416	134,115
Other Current Liabilities	648,658	861,691
Total Current Liabilities	3,378,430	3,643,690

Rate Reduction Bonds	-	82,139

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	3,954,246	3,463,347
Regulatory Liabilities	520,732	540,162
Derivative Liabilities	766,804	882,654
Accrued Pension, SERP and PBOP	1,808,896	2,130,497
Other Long-Term Liabilities	897,997	967,561
Total Deferred Credits and Other Liabilities	7,948,675	7,984,221

Capitalization:
Long-Term Debt	7,444,192	7,200,156

Noncontrolling Interest - Preferred Stock of Subsidiaries	155,568	155,568

Equity:
Common Shareholders' Equity:
Common Shares	1,665,098	1,662,547
Capital Surplus, Paid In	6,185,805	6,183,267
Retained Earnings	2,064,401	1,802,714
Accumulated Other Comprehensive Loss	(67,387)	(72,854)
Treasury Stock	(330,464)	(338,624)
Common Shareholders' Equity	9,517,453	9,237,050
Total Capitalization	17,117,213	16,592,774

Total Liabilities and Capitalization	$28,444,318	$28,302,824

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHEAST UTILITIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars, Except Share Information)	2013	2012	2013	2012

Operating Revenues	$1,892,590	$1,861,529	$5,523,475	$4,589,835

Operating Expenses:
Purchased Power, Fuel and Transmission	645,881	602,751	1,881,992	1,540,110
Operations and Maintenance	386,700	395,531	1,089,960	1,187,471
Depreciation	149,105	144,475	463,635	369,798
Amortization of Regulatory Assets, Net	70,046	43,835	178,668	74,851
Amortization of Rate Reduction Bonds	-	43,044	42,581	102,144
Energy Efficiency Programs	106,097	98,326	306,010	209,089
Taxes Other Than Income Taxes	135,499	120,662	391,846	319,559
Total Operating Expenses	1,493,328	1,448,624	4,354,692	3,803,022
Operating Income	399,262	412,905	1,168,783	786,813

Interest Expense:
Interest on Long-Term Debt	84,911	86,459	256,205	233,352
Interest on Rate Reduction Bonds	-	1,681	422	5,168
Other Interest	2,565	2,221	(6,044)	7,336
Interest Expense	87,476	90,361	250,583	245,856
Other Income, Net	8,945	4,324	21,655	14,904
Income Before Income Tax Expense	320,731	326,868	939,855	555,861
Income Tax Expense	109,351	117,360	325,442	199,379
Net Income	211,380	209,508	614,413	356,482
Net Income Attributable to Noncontrolling Interests	1,879	1,880	5,803	5,253
Net Income Attributable to Controlling Interest	$209,501	$207,628	$608,610	$351,229

Basic Earnings Per Common Share	$0.66	$0.66	$1.93	$1.33

Diluted Earnings Per Common Share	$0.66	$0.66	$1.93	$1.32

Dividends Declared Per Common Share	$0.37	$0.34	$1.10	$0.97

Weighted Average Common Shares Outstanding:
Basic	315,291,346	314,806,441	315,191,752	264,636,636
Diluted	316,218,239	315,805,796	316,061,131	265,353,377

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Net Income	$211,380	$209,508	$614,413	$356,482
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	509	516	1,539	1,455
Changes in Unrealized Gains/(Losses) on
Other Securities	(38)	217	(810)	411
Changes in Funded Status of Pension, SERP
and PBOP Benefit Plans	1,611	1,445	4,738	4,611
Other Comprehensive Income, Net of Tax	2,082	2,178	5,467	6,477
Comprehensive Income Attributable to Noncontrolling
Interests	(1,879)	(1,880)	(5,803)	(5,253)
Comprehensive Income Attributable to Controlling Interest	$211,583	$209,806	$614,077	$357,706

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHEAST UTILITIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2013	2012

Operating Activities:
Net Income	$614,413	$356,482
Adjustments to Reconcile Net Income to Net Cash Flows
Provided by Operating Activities:
Depreciation	463,635	369,798
Deferred Income Taxes	334,225	186,181
Pension, SERP and PBOP Expense	146,803	160,209
Pension and PBOP Contributions	(338,301)	(237,123)
Regulatory Over/(Under) Recoveries, Net	66,239	(26,236)
Amortization of Regulatory Assets, Net	178,668	74,851
Amortization of Rate Reduction Bonds	42,581	102,144
Other	3,158	6,640
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(98,432)	(27,677)
Fuel, Materials and Supplies	(13,134)	32,887
Taxes Receivable/Accrued, Net	(28,609)	26,302
Accounts Payable	(112,512)	(208,308)
Other Current Assets and Liabilities, Net	(81,766)	(20,145)
Net Cash Flows Provided by Operating Activities	1,176,968	796,005

Investing Activities:
Investments in Property, Plant and Equipment	(1,073,759)	(1,081,750)
Proceeds from Sales of Marketable Securities	487,729	232,911
Purchases of Marketable Securities	(541,070)	(252,762)
Decrease in Special Deposits	69,259	6,199
Other Investing Activities	(1,137)	34,066
Net Cash Flows Used in Investing Activities	(1,058,978)	(1,061,336)

Financing Activities:
Cash Dividends on Common Shares	(341,720)	(267,356)
Cash Dividends on Preferred Stock	(5,802)	(5,149)
(Decrease)/Increase in Short-Term Debt	(172,000)	654,250
Issuance of Long-Term Debt	1,350,000	300,000
Retirements of Long-Term Debt	(840,600)	(267,561)
Retirements of Rate Reduction Bonds	(82,139)	(95,225)
Other Financing Activities	(13,536)	13,262
Net Cash Flows (Used in)/Provided by Financing Activities	(105,797)	332,221
Net Increase in Cash and Cash Equivalents	12,193	66,890
Cash and Cash Equivalents - Beginning of Period	45,748	6,559
Cash and Cash Equivalents - End of Period	$57,941	$73,449

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(Thousands of Dollars)	2013	2012

ASSETS

Current Assets:
Cash	$15,253	$1
Receivables, Net	341,749	284,787
Accounts Receivable from Affiliated Companies	1,733	6,641
Unbilled Revenues	73,687	85,353
Regulatory Assets	147,076	185,858
Materials and Supplies	58,124	64,603
Prepayments and Other Current Assets	61,277	26,413
Total Current Assets	698,899	653,656

Property, Plant and Equipment, Net	6,326,225	6,152,959

Deferred Debits and Other Assets:
Regulatory Assets	2,021,974	2,158,363
Derivative Assets	88,018	90,612
Other Long-Term Assets	91,499	86,498
Total Deferred Debits and Other Assets	2,201,491	2,335,473

Total Assets	$9,226,615	$9,142,088

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(Thousands of Dollars)	2013	2012

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable to Affiliated Companies	$342,900	$99,296
Long-Term Debt - Current Portion	150,000	125,000
Accounts Payable	170,683	262,857
Accounts Payable to Affiliated Companies	46,401	52,326
Obligations to Third Party Suppliers	65,580	67,344
Accrued Taxes	60,643	60,109
Regulatory Liabilities	81,988	32,119
Derivative Liabilities	94,123	96,931
Other Current Liabilities	78,520	125,662
Total Current Liabilities	1,090,838	921,644

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,471,547	1,336,105
Regulatory Liabilities	107,964	124,319
Derivative Liabilities	756,437	865,571
Accrued Pension, SERP and PBOP	291,257	304,696
Other Long-Term Liabilities	160,368	197,434
Total Deferred Credits and Other Liabilities	2,787,573	2,828,125

Capitalization:
Long-Term Debt	2,591,012	2,737,790

Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200

Common Stockholder's Equity:
Common Stock	60,352	60,352
Capital Surplus, Paid In	1,641,487	1,640,149
Retained Earnings	940,647	839,628
Accumulated Other Comprehensive Loss	(1,494)	(1,800)
Common Stockholder's Equity	2,640,992	2,538,329
Total Capitalization	5,348,204	5,392,319

Total Liabilities and Capitalization	$9,226,615	$9,142,088

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2013	2012	2013	2012

Operating Revenues	$648,420	$658,111	$1,841,846	$1,812,218

Operating Expenses:
Purchased Power and Transmission	253,152	241,046	667,266	658,743
Operations and Maintenance	127,104	141,913	359,759	480,286
Depreciation	44,786	41,863	132,356	124,451
Amortization of Regulatory Assets/(Liabilities), Net	(27)	8,656	11,223	19,912
Energy Efficiency Programs	24,544	25,237	68,211	68,205
Taxes Other Than Income Taxes	64,979	59,687	182,676	168,667
Total Operating Expenses	514,538	518,402	1,421,491	1,520,264
Operating Income	133,882	139,709	420,355	291,954

Interest Expense:
Interest on Long-Term Debt	32,845	31,429	98,163	94,646
Other Interest	2,439	2,162	801	6,223
Interest Expense	35,284	33,591	98,964	100,869
Other Income, Net	3,861	2,889	10,946	8,636
Income Before Income Tax Expense	102,459	109,007	332,337	199,721
Income Tax Expense	36,136	34,121	113,149	63,917
Net Income	$66,323	$74,886	$219,188	$135,804

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Net Income	$66,323	$74,886	$219,188	$135,804
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	111	111	333	333
Changes in Unrealized Gains/(Losses) on Other
Securities	(1)	8	(27)	14
Other Comprehensive Income, Net of Tax	110	119	306	347
Comprehensive Income	$66,433	$75,005	$219,494	$136,151

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2013	2012

Operating Activities:
Net Income	$219,188	$135,804
Adjustments to Reconcile Net Income to Net Cash Flows
Provided by Operating Activities:
Depreciation	132,356	124,451
Deferred Income Taxes	89,084	97,224
Pension, SERP and PBOP Expense, Net of PBOP Contributions	16,182	18,394
Regulatory Over/(Under) Recoveries, Net	24,061	(13,804)
Amortization of Regulatory Assets, Net	11,223	19,912
Other	(8,759)	(10,701)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(44,523)	(21,632)
Taxes Receivable/Accrued, Net	841	21,410
Accounts Payable	(101,949)	(173,107)
Other Current Assets and Liabilities, Net	(29,106)	(49,750)
Net Cash Flows Provided by Operating Activities	308,598	148,201

Investing Activities:
Investments in Property, Plant and Equipment	(294,638)	(332,323)
Other Investing Activities	2,013	13,707
Net Cash Flows Used in Investing Activities	(292,625)	(318,616)

Financing Activities:
Cash Dividends on Common Stock	(114,000)	(100,486)
Cash Dividends on Preferred Stock	(4,169)	(4,169)
Issuance of Long Term Debt	400,000	-
Retirements of Long-Term Debt	(125,000)	-
(Decrease)/Increase in Notes Payable to Affiliates	(62,200)	314,275
Decrease in Short-Term Debt	(89,000)	(31,000)
Other Financing Activities	(6,352)	(1,636)
Net Cash Flows (Used in)/Provided by Financing Activities	(721)	176,984
Net Increase in Cash	15,252	6,569
Cash - Beginning of Period	1	1
Cash - End of Period	$15,253	$6,570

The accompanying notes are an integral part of these unaudited condensed financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(Thousands of Dollars)	2013	2012

ASSETS

Current Assets:
Cash and Cash Equivalents	$15,470	$13,695
Receivables, Net	263,055	202,025
Accounts Receivable from Affiliated Companies	70,279	160,176
Unbilled Revenues	48,570	41,377
Regulatory Assets	189,754	347,081
Prepayments and Other Current Assets	54,105	28,086
Total Current Assets	641,233	792,440

Property, Plant and Equipment, Net	4,923,410	4,735,297

Deferred Debits and Other Assets:
Regulatory Assets	1,538,222	1,444,870
Other Long-Term Assets	59,267	87,382
Total Deferred Debits and Other Assets	1,597,489	1,532,252

Total Assets	$7,162,132	$7,059,989

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(Thousands of Dollars)	2013	2012

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable	$156,000	$276,000
Long-Term Debt - Current Portion	301,650	1,650
Accounts Payable	157,375	168,611
Accounts Payable to Affiliated Companies	97,992	247,061
Accumulated Deferred Income Taxes	32,049	104,668
Regulatory Liabilities	82,521	47,539
Other Current Liabilities	128,846	144,433
Total Current Liabilities	956,433	989,962

Rate Reduction Bonds	-	43,493

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,463,285	1,321,026
Regulatory Liabilities	251,005	244,224
Accrued Pension	380,688	360,932
Payable to Affiliated Companies	64,752	70,221
Other Long-Term Liabilities	145,032	183,190
Total Deferred Credits and Other Liabilities	2,304,762	2,179,593

Capitalization:
Long-Term Debt	1,499,378	1,600,911

Preferred Stock Not Subject to Mandatory Redemption	43,000	43,000

Common Stockholder's Equity:
Common Stock	-	-
Capital Surplus, Paid In	992,625	992,625
Retained Earnings	1,365,934	1,210,405
Common Stockholder's Equity	2,358,559	2,203,030
Total Capitalization	3,900,937	3,846,941

Total Liabilities and Capitalization	$7,162,132	$7,059,989

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2013	2012	2013	2012

Operating Revenues	$753,879	$693,653	$1,916,557	$1,784,755

Operating Expenses:
Purchased Power and Transmission	255,244	222,753	659,140	622,265
Operations and Maintenance	97,069	83,329	277,261	340,547
Depreciation	45,441	42,494	136,323	127,692
Amortization of Regulatory Assets, Net	72,740	41,888	173,289	87,912
Amortization of Rate Reduction Bonds	-	22,581	15,054	67,742
Energy Efficiency Programs	58,798	55,969	161,180	138,360
Taxes Other Than Income Taxes	32,610	30,520	95,275	89,689
Total Operating Expenses	561,902	499,534	1,517,522	1,474,207
Operating Income	191,977	194,119	399,035	310,548

Interest Expense:
Interest on Long-Term Debt	19,860	22,386	59,261	66,953
Interest on Rate Reduction Bonds	-	853	399	3,106
Other Interest	(1,324)	(4,704)	(8,011)	(16,137)
Interest Expense	18,536	18,535	51,649	53,922
Other Income, Net	2,126	551	3,275	1,778
Income Before Income Tax Expense	175,567	176,135	350,661	258,404
Income Tax Expense	68,558	69,373	137,499	102,220
Net Income	$107,009	$106,762	$213,162	$156,184

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2013	2012

Operating Activities:
Net Income	$213,162	$156,184
Adjustments to Reconcile Net Income to Net Cash Flows
Provided by Operating Activities:
Bad Debt Expense	19,012	53,254
Depreciation	136,323	127,692
Deferred Income Taxes	26,358	(20,250)
Pension and PBOP Expense, Net of Pension Contributions	(55,195)	1,394
Regulatory (Under)/Over Recoveries, Net	(11,299)	62,075
Amortization of Regulatory Assets, Net	173,289	87,912
Amortization of Rate Reduction Bonds	15,054	67,742
Other	(48,291)	(29,154)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(80,575)	(61,528)
Materials and Supplies	7,961	7,264
Taxes Receivable/Accrued, Net	(6,345)	44,142
Accounts Payable	6,856	(81,292)
Accounts Receivable from/Payable to Affiliates, Net	(59,173)	(41,760)
Other Current Assets and Liabilities, Net	(19,547)	58,890
Net Cash Flows Provided by Operating Activities	317,590	432,565

Investing Activities:
Investments in Property, Plant and Equipment	(330,635)	(298,424)
Decrease in Special Deposits	37,899	25,234
Other Investing Activities	575	375
Net Cash Flows Used in Investing Activities	(292,161)	(272,815)

Financing Activities:
Cash Dividends on Common Stock	(56,000)	(188,700)
Cash Dividends on Preferred Stock	(1,633)	(1,470)
(Decrease)/Increase in Notes Payable	(120,000)	104,500
Issuance of Long-Term Debt	200,000	-
Retirements of Long-Term Debt	(1,650)	(688)
Retirements of Rate Reduction Bonds	(43,493)	(84,367)
Other Financing Activities	(878)	13,336
Net Cash Flows Used in Financing Activities	(23,654)	(157,389)
Net Increase in Cash and Cash Equivalents	1,775	2,361
Cash and Cash Equivalents - Beginning of Period	13,695	9,373
Cash and Cash Equivalents - End of Period	$15,470	$11,734

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(Thousands of Dollars)	2013	2012

ASSETS

Current Assets:
Cash	$5,604	$2,493
Receivables, Net	78,464	87,164
Accounts Receivable from Affiliated Companies	1,182	723
Unbilled Revenues	31,081	39,982
Taxes Receivable	12,074	17,177
Fuel, Materials and Supplies	125,801	95,345
Regulatory Assets	67,716	62,882
Prepayments and Other Current Assets	6,464	22,205
Total Current Assets	328,386	327,971

Property, Plant and Equipment, Net	2,409,039	2,352,515

Deferred Debits and Other Assets:
Regulatory Assets	301,368	351,059
Other Long-Term Assets	55,953	83,052
Total Deferred Debits and Other Assets	357,321	434,111

Total Assets	$3,094,746	$3,114,597

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(Thousands of Dollars)	2013	2012

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable to Affiliated Companies	$228,500	$63,300
Long-Term Debt - Current Portion	50,000	-
Accounts Payable	60,814	62,864
Accounts Payable to Affiliated Companies	18,279	21,337
Regulatory Liabilities	23,394	23,002
Renewable Portfolio Standards Compliance Obligations	6,701	17,383
Other Current Liabilities	54,315	50,950
Total Current Liabilities	442,003	238,836

Rate Reduction Bonds	-	29,294

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	490,863	441,577
Regulatory Liabilities	52,867	52,418
Accrued Pension, SERP and PBOP	104,557	220,129
Other Long-Term Liabilities	43,866	47,896
Total Deferred Credits and Other Liabilities	692,153	762,020

Capitalization:
Long-Term Debt	839,104	997,932

Common Stockholder's Equity:
Common Stock	-	-
Capital Surplus, Paid In	701,659	701,052
Retained Earnings	428,660	395,118
Accumulated Other Comprehensive Loss	(8,833)	(9,655)
Common Stockholder's Equity	1,121,486	1,086,515
Total Capitalization	1,960,590	2,084,447

Total Liabilities and Capitalization	$3,094,746	$3,114,597

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2013	2012	2013	2012

Operating Revenues	$218,608	$256,949	$708,550	$755,051

Operating Expenses:
Purchased Power, Fuel and Transmission	46,668	76,008	197,765	239,173
Operations and Maintenance	69,477	67,547	191,606	200,960
Depreciation	22,919	22,264	68,433	65,282
Amortization of Regulatory Assets/(Liabilities), Net	225	(6,356)	(1,745)	(6,179)
Amortization of Rate Reduction Bonds	-	16,112	19,748	43,855
Energy Efficiency Programs	3,990	4,030	11,036	10,824
Taxes Other Than Income Taxes	18,706	16,046	52,640	47,406
Total Operating Expenses	161,985	195,651	539,483	601,321
Operating Income	56,623	61,298	169,067	153,730

Interest Expense:
Interest on Long-Term Debt	10,345	11,434	32,951	34,537
Interest on Rate Reduction Bonds	-	564	(154)	2,366
Other Interest	521	609	1,384	1,301
Interest Expense	10,866	12,607	34,181	38,204
Other Income/(Loss), Net	792	(353)	2,454	2,237
Income Before Income Tax Expense	46,549	48,338	137,340	117,763
Income Tax Expense	18,196	21,106	52,797	48,037
Net Income	$28,353	$27,232	$84,543	$69,726

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Net Income	$28,353	$27,232	$84,543	$69,726
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	290	291	872	872
Changes in Unrealized Gains/(Losses) on
Other Securities	(2)	13	(47)	24
Changes in Funded Status of Pension, SERP
and PBOP Benefit Plans	-	(2)	(3)	2
Other Comprehensive Income, Net of Tax	288	302	822	898
Comprehensive Income	$28,641	$27,534	$85,365	$70,624

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2013	2012

Operating Activities:
Net Income	$84,543	$69,726
Adjustments to Reconcile Net Income to Net Cash Flows
Provided by Operating Activities:
Depreciation	68,433	65,282
Deferred Income Taxes	57,066	39,108
Pension, SERP and PBOP Expense	20,427	19,508
Pension and PBOP Contributions	(112,964)	(94,169)
Regulatory (Under)/Over Recoveries, Net	(1,346)	1,718
Amortization of Regulatory Liabilities, Net	(1,745)	(6,179)
Amortization of Rate Reduction Bonds	19,748	43,855
Other	7,165	18,699
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	8,047	(4,274)
Fuel, Materials and Supplies	(30,456)	20,178
Taxes Receivable/Accrued, Net	5,103	4,506
Accounts Payable	29,148	(18,567)
Other Current Assets and Liabilities, Net	7,220	18,358
Net Cash Flows Provided by Operating Activities	160,389	177,749

Investing Activities:
Investments in Property, Plant and Equipment	(155,676)	(161,021)
Decrease in Notes Receivable from Affiliates	-	55,900
Decrease in Special Deposits	22,039	2,599
Other Investing Activities	(53)	(99)
Net Cash Flows Used in Investing Activities	(133,690)	(102,621)

Financing Activities:
Cash Dividends on Common Stock	(51,000)	(74,675)
Retirements of Long-term Debt	(108,950)	-
Increase in Notes Payable to Affiliates	165,200	44,200
Retirements of Rate Reduction Bonds	(29,294)	(41,265)
Other Financing Activities	456	(349)
Net Cash Flows Used in Financing Activities	(23,588)	(72,089)
Net Increase in Cash	3,111	3,039
Cash - Beginning of Period	2,493	56
Cash - End of Period	$5,604	$3,095

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(Thousands of Dollars)	2013	2012

ASSETS

Current Assets:
Cash	$3,157	$1
Receivables, Net	49,056	47,297
Accounts Receivable from Affiliated Companies	29,231	164
Unbilled Revenues	13,046	16,192
Taxes Receivable	2	15,513
Regulatory Assets	37,854	42,370
Marketable Securities	24,570	27,352
Prepayments and Other Current Assets	10,195	7,963
Total Current Assets	167,111	156,852

Property, Plant and Equipment, Net	1,352,705	1,290,498

Deferred Debits and Other Assets:
Regulatory Assets	194,744	221,752
Marketable Securities	33,195	30,342
Other Long-Term Assets	20,246	23,625
Total Deferred Debits and Other Assets	248,185	275,719

Total Assets	$1,768,001	$1,723,069

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(Thousands of Dollars)	2013	2012

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable to Affiliated Companies	$79,800	$31,900
Long-Term Debt - Current Portion	-	55,000
Accounts Payable	40,432	68,141
Accounts Payable to Affiliated Companies	7,521	7,103
Regulatory Liabilities	22,400	21,037
Accumulated Deferred Income Taxes	9,416	8,404
Other Current Liabilities	18,718	24,809
Total Current Liabilities	178,287	216,394

Rate Reduction Bonds	-	9,352

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	392,360	303,111
Regulatory Liabilities	11,914	9,686
Accrued Pension, SERP and PBOP	30,791	36,099
Other Long-Term Liabilities	26,503	40,148
Total Deferred Credits and Other Liabilities	461,568	389,044

Capitalization:
Long-Term Debt	549,617	550,270

Common Stockholder's Equity:
Common Stock	10,866	10,866
Capital Surplus, Paid In	390,645	390,412
Retained Earnings	180,618	160,577
Accumulated Other Comprehensive Loss	(3,600)	(3,846)
Common Stockholder's Equity	578,529	558,009
Total Capitalization	1,128,146	1,108,279

Total Liabilities and Capitalization	$1,768,001	$1,723,069

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2013	2012	2013	2012

Operating Revenues	$121,795	$112,470	$361,763	$333,331

Operating Expenses:
Purchased Power and Transmission	38,797	32,028	111,095	105,297
Operations and Maintenance	26,148	24,765	70,213	75,214
Depreciation	9,426	7,464	27,707	22,154
Amortization of Regulatory Assets/(Liabilities), Net	(1,412)	1,021	(598)	634
Amortization of Rate Reduction Bonds	-	4,352	7,780	13,127
Energy Efficiency Programs	12,222	9,190	28,462	19,679
Taxes Other Than Income Taxes	7,696	5,505	20,188	15,365
Total Operating Expenses	92,877	84,325	264,847	251,470
Operating Income	28,918	28,145	96,916	81,861

Interest Expense:
Interest on Long-Term Debt	5,814	5,783	17,846	17,454
Interest on Rate Reduction Bonds	-	272	177	1,029
Other Interest	417	714	777	1,550
Interest Expense	6,231	6,769	18,800	20,033
Other Income, Net	926	685	2,349	1,965
Income Before Income Tax Expense	23,613	22,061	80,465	63,793
Income Tax Expense	8,588	7,977	30,424	24,385
Net Income	$15,025	$14,084	$50,041	$39,408

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Net Income	$15,025	$14,084	$50,041	$39,408
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	85	84	254	253
Changes in Unrealized Gains/(Losses) on
Other Securities	-	2	(8)	4
Other Comprehensive Income, Net of Tax	85	86	246	257
Comprehensive Income	$15,110	$14,170	$50,287	$39,665

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2013	2012

Operating Activities:
Net Income	$50,041	$39,408
Adjustments to Reconcile Net Income to Net Cash Flows
Provided by Operating Activities:
Depreciation	27,707	22,154
Deferred Income Taxes	79,401	30,565
Regulatory Over/(Under) Recoveries, Net	11,685	(8,733)
Amortization of Regulatory (Liabilities)/Assets, Net	(598)	634
Amortization of Rate Reduction Bonds	7,780	13,127
Other	(544)	1,755
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(32,231)	(10,482)
Taxes Receivable/Accrued, Net	16,412	7,337
Accounts Payable	20,260	(28,510)
Other Current Assets and Liabilities, Net	(9,857)	(9,185)
Net Cash Flows Provided by Operating Activities	170,056	58,070

Investing Activities:
Investments in Property, Plant and Equipment	(127,352)	(218,184)
Proceeds from Sales of Marketable Securities	53,552	65,131
Purchases of Marketable Securities	(54,042)	(65,664)
Decrease in Notes Receivable from Affiliates	-	11,000
Other Investing Activities	7,401	308
Net Cash Flows Used in Investing Activities	(120,441)	(207,409)

Financing Activities:
Cash Dividends on Common Stock	(30,000)	(9,431)
Retirements of Long-Term Debt	(55,000)	-
Increase in Notes Payable to Affiliates	47,900	172,500
Retirement of Rate Reduction Bonds	(9,352)	(13,141)
Other Financing Activities	(7)	(54)
Net Cash Flows (Used in)/Provided by Financing Activities	(46,459)	149,874
Net Increase in Cash	3,156	535
Cash - Beginning of Period	1	1
Cash - End of Period	$3,157	$536

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

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.

Basis of Presentation

NU is a public utility holding company primarily engaged through its wholly owned regulated utility subsidiaries in the energy delivery business.  On April 10, 2012, NU acquired 100 percent of the outstanding common shares of NSTAR and its subsidiaries.  NU's wholly owned regulated utility subsidiaries consist of CL&P, NSTAR Electric, PSNH, WMECO, Yankee Gas and NSTAR Gas.  NU provides energy delivery service to approximately 3.6 million electric and natural gas customers through these six regulated utilities in Connecticut, Massachusetts and New Hampshire.  NU's consolidated financial information does not include NSTAR and its subsidiaries' results of operations for the three months ended March 31, 2012.  The information disclosed for NSTAR Electric represents its results of operations for the three and nine months ended September 30, 2013 and 2012, presented on a comparable basis.

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

The combined notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  The accompanying financial statements should be read in conjunction with the entirety of this combined Quarterly Report on Form 10-Q, the first and second quarter 2013 combined Quarterly Reports on Form 10-Q and the 2012 combined Annual Report on Form 10-K of NU, CL&P, NSTAR Electric, PSNH and WMECO, which were filed with the SEC.  The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The financial statements contain, in the opinion of management, all adjustments (including normal, recurring adjustments) necessary to present fairly NU’s, CL&P's, NSTAR Electric’s, PSNH's and WMECO's financial position as of September 30, 2013 and December 31, 2012, the results of operations and comprehensive income for the three and nine months ended September 30, 2013 and 2012, and the cash flows for the nine months ended September 30, 2013 and 2012.  The results of operations and comprehensive income for the three and nine months ended September 30, 2013 and 2012, and the cash flows for the nine months ended September 30, 2013 and 2012, are not necessarily indicative of the results expected for a full year.  The demand for electricity and natural gas is affected by weather conditions, economic conditions, and consumer conservation (including company-sponsored energy efficiency programs).  Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months.  Natural gas sales and revenues are typically higher in the winter months than during other periods of the year.

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

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income:  Requires entities to disclose additional information about items reclassified out of AOCI.  The ASU does not change existing guidance on which items should be reclassified out of AOCI but requires disclosures about the components of AOCI and the amount of reclassification adjustments to be presented in one location.  The ASU was effective beginning in the first quarter of 2013 and was applied prospectively.  For further information, see Note 11, "Accumulated Other Comprehensive Income/(Loss)," to the financial statements.  The ASU did not affect the calculation of net income, comprehensive income or EPS and did not have an impact on financial position, results of operations or cash flows.

Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities:  Clarifies the scope of the offsetting disclosure requirements under GAAP.  The disclosure requirements apply to derivative instruments, do not change existing guidance on which items should be offset in the balance sheets and require disclosures about the items that are offset. The ASU was effective beginning in the first quarter of 2013 with retrospective application.  For further information, see Note 4, "Derivative Instruments," to the financial statements. The ASU did not have an impact on financial position, results of operations or cash flows.

Accounting Standards Issued but not Yet Adopted:  In July 2013, the FASB issued a final ASU that requires presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities.  Management is currently evaluating the balance sheet impact of implementing this standard.  The ASU does not impact results of operations or cash flows.

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

The provision for uncollectible accounts, which is included in Receivables, Net on the balance sheets, was as follows:

(Millions of Dollars)	As of September 30, 2013	As of December 31, 2012
NU	$182.5	$165.5
CL&P	85.8	77.6
NSTAR Electric	45.9	44.1
PSNH	7.7	6.8
WMECO	10.4	8.5

D.

Fair Value Measurements

Fair value measurement guidance is applied to derivative contracts recorded at fair value and to the marketable securities held in trusts.  Fair value measurement guidance is also applied to investment valuations used to calculate the funded status of pension and PBOP plans and nonrecurring fair value measurements of nonfinancial assets such as goodwill and AROs.

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

Determination of Fair Value:  The valuation techniques and inputs used in NU's fair value measurements are described in Note 4, "Derivative Instruments," Note 5, "Marketable Securities," and Note 10, "Fair Value of Financial Instruments," to the financial statements.

E.

Other Income, Net

Items included within Other Income, Net on the statements of income primarily consist of investment income/(loss), interest income, AFUDC related to equity funds, and equity in earnings.  For CL&P, NSTAR Electric, PSNH and WMECO, equity in earnings relate to investments in CYAPC, YAEC and MYAPC as well as NSTAR Electric's investment in two regional transmission companies, which are all accounted for on the equity method.  On an NU consolidated basis, equity in earnings relate to the investment in MYAPC and NU's investment in two regional transmission companies.

F.

Other Taxes

Gross receipts taxes levied by the state of Connecticut are collected by CL&P and Yankee Gas from their respective customers.  These gross receipts taxes are shown on a gross basis with collections in Operating Revenues and payments in Taxes Other Than Income Taxes on the statements of income as follows:

	For the Three Months Ended		For the Nine Months Ended
(Millions of Dollars)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
NU	$37.5	$36.4	$108.9	$102.0
CL&P	35.5	34.4	97.3	91.5

Certain sales taxes are also collected by NU's companies that serve customers in Connecticut and Massachusetts as agents for state and local governments and are recorded on a net basis with no impact on the statements of income.

G.

Supplemental Cash Flow Information

Non-cash investing activities include plant additions included in Accounts Payable as follows:

(Millions of Dollars)	As of September 30, 2013	As of September 30, 2012
NU	$122.9	$139.9
CL&P	36.6	45.9
NSTAR Electric	31.9	21.5
PSNH	16.9	20.1
WMECO	13.8	35.1

H.

Severance Benefits

In the third quarter of 2013, NU recorded severance benefit expenses of $9.2 million in connection with the partial outsourcing of information technology functions made as part of ongoing post-merger integration.  As of September 30, 2013, the severance accrual totaled $14.2 million and was included in Other Current Liabilities on the accompanying balance sheet.

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

Regulatory Assets:  The components of regulatory assets are as follows:

	As of September 30, 2013	As of December 31, 2012
(Millions of Dollars)	NU	NU
Benefit Costs	$2,256.0	$2,452.1
Regulatory Assets Offsetting Derivative Liabilities	770.3	885.6
Goodwill	531.1	537.6
Storm Restoration Costs	621.0	547.7
Income Taxes, Net	587.5	516.2
Securitized Assets	37.4	232.6
Contractual Obligations	170.9	217.6
Buy Out Agreements for Power Contracts	76.0	92.9
Regulatory Tracker Deferrals	163.3	190.1
Asset Retirement Obligations	93.0	88.8
Other Regulatory Assets	50.1	76.2
Total Regulatory Assets	5,356.6	5,837.4
Less: Current Portion	474.2	705.0
Total Long-Term Regulatory Assets	$4,882.4	$5,132.4

	As of September 30, 2013				As of December 31, 2012
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH	WMECO
Benefit Costs	$509.3	$824.3	$199.6	$103.8	$563.2	$781.2	$223.7	$116.0
Regulatory Assets Offsetting
Derivative Liabilities	755.3	11.6	0.3	-	866.2	14.9	-	3.0
Goodwill	-	455.9	-	-	-	461.5	-	-
Storm Restoration Costs	439.4	114.0	27.9	39.7	413.9	55.8	34.5	43.5
Income Taxes, Net	385.3	84.8	36.5	42.1	367.5	47.1	36.2	31.0
Securitized Assets	-	37.4	-	-	-	205.1	19.7	7.8
Contractual Obligations	20.0	6.4	-	4.6	64.0	22.8	-	14.9
Buy Out Agreements for Power Contracts	-	70.1	5.9	-	-	85.9	7.0	-
Regulatory Tracker Deferrals	-	83.6	52.5	21.5	12.2	71.4	49.3	31.9
Asset Retirement Obligations	31.1	30.7	14.7	3.7	29.4	29.4	14.2	3.5
Other Regulatory Assets	28.7	9.2	31.7	17.2	27.9	16.9	29.4	12.6
Total Regulatory Assets	2,169.1	1,728.0	369.1	232.6	2,344.3	1,792.0	414.0	264.2
Less: Current Portion	147.1	189.8	67.7	37.9	185.9	347.1	62.9	42.4
Total Long-Term Regulatory Assets	$2,022.0	$1,538.2	$301.4	$194.7	$2,158.4	$1,444.9	$351.1	$221.8

Storm Restoration Costs:  The storm restoration cost deferrals relate to costs incurred at CL&P, NSTAR Electric, PSNH and WMECO that each company expects to collect from customers.  The storm restoration cost regulatory asset balance at CL&P, NSTAR Electric and WMECO primarily reflects costs incurred for Tropical Storm Irene, the October 2011 snowstorm, Storm Sandy and the February 2013 blizzard.  For PSNH, costs incurred associated with these storms are recorded in Other Long-Term Assets.  The storm restoration cost regulatory asset balance at PSNH primarily reflects costs incurred for storms in 2008 and 2010, which are currently being recovered in rates.  Management believes the storm restoration costs meet the criteria for specific cost recovery in Connecticut, Massachusetts and New Hampshire and as a result, are probable of recovery.  Each operating company is seeking recovery of these deferred storm restoration costs through its applicable regulatory recovery process.

Regulatory Costs in Other Long-Term Assets:  The Regulated companies had $95.1 million ($3.4 million for CL&P, $31.3 million for NSTAR Electric, $37.3 million for PSNH, and $7.9 million for WMECO) and $69.9 million ($3.9 million for CL&P, $25.4 million for NSTAR Electric, $35.7 million for PSNH, and $1.4 million for WMECO) of additional regulatory costs as of September 30, 2013 and December 31, 2012, respectively, which were included in Other Long-Term Assets on the balance sheets.  These amounts represent incurred costs for which specific recovery has not yet been approved by the applicable regulatory agency.  Management believes it is probable that these costs will ultimately be approved and recovered from customers.

Regulatory Liabilities:  The components of regulatory liabilities are as follows:

	As of September 30, 2013	As of December 31, 2012
(Millions of Dollars)	NU	NU
Cost of Removal	$434.3	$440.8
Regulatory Tracker Deferrals	168.6	95.1
AFUDC - Transmission	68.3	70.0
Other Regulatory Liabilities	73.9	68.4
Total Regulatory Liabilities	745.1	674.3
Less: Current Portion	224.4	134.1
Total Long-Term Regulatory Liabilities	$520.7	$540.2

	As of September 30, 2013				As of December 31, 2012
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH	WMECO
Cost of Removal	$31.2	$247.2	$49.8	$-	$44.2	$240.3	$51.2	$-
Regulatory Tracker Deferrals	73.2	51.0	10.7	22.1	39.1	14.4	20.4	19.0
AFUDC - Transmission	55.0	4.0	-	9.3	56.6	4.1	-	9.3
Other Regulatory Liabilities	30.6	31.3	15.8	2.9	16.5	32.9	3.8	2.4
Total Regulatory Liabilities	190.0	333.5	76.3	34.3	156.4	291.7	75.4	30.7
Less: Current Portion	82.0	82.5	23.4	22.4	32.1	47.5	23.0	21.0
Total Long-Term Regulatory Liabilities	$108.0	$251.0	$52.9	$11.9	$124.3	$244.2	$52.4	$9.7

3.

PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

The following tables summarize the NU, CL&P, NSTAR Electric, PSNH and WMECO investments in utility property, plant and equipment by asset category:

	As of September 30, 2013	As of December 31, 2012
(Millions of Dollars)	NU	NU
Distribution - Electric	$11,735.4	$11,438.2
Distribution - Natural Gas	2,352.4	2,274.2
Transmission	6,009.0	5,541.1
Generation	1,142.1	1,146.6
Electric and Natural Gas Utility	21,238.9	20,400.1
Other (1)	505.2	429.3
Property, Plant and Equipment, Gross	21,744.1	20,829.4
Less: Accumulated Depreciation
Electric and Natural Gas Utility	(5,331.0)	(5,065.1)
Other	(192.9)	(171.5)
Total Accumulated Depreciation	(5,523.9)	(5,236.6)
Property, Plant and Equipment, Net	16,220.2	15,592.8
Construction Work in Progress	967.7	1,012.2
Total Property, Plant and Equipment, Net	$17,187.9	$16,605.0

(1)

These assets represent unregulated property and are primarily comprised of building improvements at RRR, software, hardware and equipment at NUSCO and telecommunications assets at NSTAR Communications, Inc.

	As of September 30, 2013				As of December 31, 2012
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH	WMECO
Distribution	$4,836.1	$4,622.7	$1,569.7	$746.3	$4,691.3	$4,539.9	$1,520.1	$724.2
Transmission	2,969.6	1,664.5	613.2	715.8	2,796.1	1,529.7	599.2	583.7
Generation	-	-	1,121.0	21.1	-	-	1,125.5	21.1
Property, Plant and
Equipment, Gross	7,805.7	6,287.2	3,303.9	1,483.2	7,487.4	6,069.6	3,244.8	1,329.0
Less: Accumulated Depreciation	(1,778.7)	(1,634.5)	(1,001.7)	(265.7)	(1,698.1)	(1,540.1)	(954.0)	(252.1)
Property, Plant and Equipment, Net	6,027.0	4,652.7	2,302.2	1,217.5	5,789.3	4,529.5	2,290.8	1,076.9
Construction Work in Progress	299.2	270.7	106.8	135.2	363.7	205.8	61.7	213.6
Total Property, Plant and
Equipment, Net	$6,326.2	$4,923.4	$2,409.0	$1,352.7	$6,153.0	$4,735.3	$2,352.5	$1,290.5

4.

DERIVATIVE INSTRUMENTS

The Regulated companies purchase and procure energy and energy-related products for their customers, which are subject to price volatility.  The costs associated with supplying energy to customers are recoverable through customer rates.  The Regulated companies manage the risks associated with the price volatility of energy and energy-related products through the use of derivative and nonderivative contracts.  Many of the derivative contracts meet the definition of, and are designated as, "normal purchases or normal sales" (normal) under the applicable accounting guidance.

Derivative contracts that are not designated as normal are recorded at fair value as current or long-term Derivative Assets or Derivative Liabilities on the balance sheets.  For the Regulated companies, Regulatory Assets or Regulatory Liabilities are recorded for the fair values of derivatives, as costs are recovered from, or refunded to, customers in their respective energy supply rates.  For NU's remaining unregulated wholesale marketing contracts, changes in fair values of derivatives are included in Net Income.  The costs and benefits of derivative contracts that meet the definition of normal are recognized in Operating Expenses or Operating Revenues on the statements of income, as applicable, as electricity or natural gas is delivered.

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

	As of September 30, 2013
	Commodity Supply and		Net Amount Recorded as
(Millions of Dollars)	Price Risk Management	Netting (1)	Derivative Asset/(Liability)
Current Derivative Assets:
Level 3:
CL&P (1)	$17.3	$(10.1)	$7.2
NSTAR Electric	0.4	-	0.4
Other	1.3	-	1.3
Total Current Derivative Assets	$19.0	$(10.1)	$8.9

Long-Term Derivative Assets:
Level 3:
CL&P (1)	$139.5	$(51.5)	$88.0
WMECO	0.9	-	0.9
Total Long-Term Derivative Assets	$140.4	$(51.5)	$88.9

Current Derivative Liabilities:
Level 2:
PSNH (1)	$(0.5)	$0.2	$(0.3)
Other (1) (2)	(7.4)	-	(7.4)
Level 3:
CL&P	(94.1)	-	(94.1)
NSTAR Electric	(1.6)	-	(1.6)
WMECO	(0.1)	-	(0.1)
Total Current Derivative Liabilities	$(103.7)	$0.2	$(103.5)

Long-Term Derivative Liabilities:
Level 3:
CL&P	$(756.4)	$-	$(756.4)
NSTAR Electric	(10.4)	-	(10.4)
Total Long-Term Derivative Liabilities	$(766.8)	$-	$(766.8)

	As of December 31, 2012
	Commodity Supply and		Net Amount Recorded as
(Millions of Dollars)	Price Risk Management	Netting (1)	Derivative Asset/(Liability)
Current Derivative Assets:
Level 2:
Other (1)	$0.2	$-	$0.2
Level 3:
CL&P (1)	17.7	(12.0)	5.7
Other	5.5	-	5.5
Total Current Derivative Assets	$23.4	$(12.0)	$11.4

Long-Term Derivative Assets:
Level 3:
CL&P (1)	$159.7	$(69.1)	$90.6
Total Long-Term Derivative Assets	$159.7	$(69.1)	$90.6

Current Derivative Liabilities:
Level 2:
Other (1) (2)	$(19.9)	$0.6	$(19.3)
Level 3:
CL&P	(96.9)	-	(96.9)
NSTAR Electric	(1.0)	-	(1.0)
Total Current Derivative Liabilities	$(117.8)	$0.6	$(117.2)

Long-Term Derivative Liabilities:
Level 2:
Other (1)	$(0.2)	$-	$(0.2)
Level 3:
CL&P	(865.6)	-	(865.6)
NSTAR Electric	(13.9)	-	(13.9)
WMECO	(3.0)	-	(3.0)
Total Long-Term Derivative Liabilities	$(882.7)	$-	$(882.7)

(1)

Amounts represent derivative assets and liabilities which NU has elected to record net on the balance sheets.  These amounts are subject to master netting agreements or similar agreements for which the right of offset exists.

(2)

As of September 30, 2013 and December 31, 2012, NU had $1 million and $4.1 million, respectively, of cash posted related to these contracts, which was not offset against the derivative liability and is recorded as Prepayments and Other Current Assets on the balance sheets.

For further information on the fair value of derivative contracts, see Note 1D, "Summary of Significant Accounting Policies - Fair Value Measurements," to the financial statements.

Derivatives Not Designated as Hedges

Commodity Supply and Price Risk Management:  As required by regulation, CL&P has capacity-related contracts with generation facilities.  These contracts and similar UI contracts have an expected capacity of 787 MW.  CL&P has a sharing agreement with UI, with 80 percent of each contract allocated to CL&P and 20 percent allocated to UI.  The capacity contracts extend through 2026 and obligate both CL&P and UI to make or receive payments on a monthly basis to or from the generation facilities based on the difference between a set capacity price and the forward capacity market price received in the ISO-NE capacity markets.  In addition, CL&P has a contract to purchase 0.1 million MWh of energy per year through 2020.

NSTAR Electric has a renewable energy contract to purchase 0.1 million MWh of energy per year through 2018.  NSTAR Electric also has a capacity related contract for up to 35 MW per year that extends through 2019.

PSNH has electricity procurement contracts to purchase 0.2 million MWh of energy through November 2013.

WMECO has a renewable energy contract to purchase 0.1 million MWh of energy per year through 2029 with a facility that is expected to achieve commercial operation by June 2014.

As of September 30, 2013 and December 31, 2012, NU had NYMEX future contracts in order to reduce variability associated with the purchase price of approximately 10.2 million and 11.5 million MMBtu of natural gas, respectively.

As of September 30, 2013 and December 31, 2012, NU had approximately 5 thousand MWh and 24 thousand MWh, respectively, of supply volumes remaining in its unregulated wholesale portfolio when expected sales are compared with supply contracts.

The following table presents the current change in fair value, primarily recovered through rates from customers, associated with NU’s derivative contracts not designated as hedges:

Location of Amounts	Amounts Recognized on Derivatives
Recognized on Derivatives	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars)	2013	2012	2013	2012
NU
Balance Sheet:
Regulatory Assets	$0.3	$11.7	$48.8	$(25.0)
Statement of Income:
Purchased Power, Fuel and Transmission	0.2	0.2	0.9	(0.8)

Credit Risk

Certain of NU’s derivative contracts contain credit risk contingent features.  These features require NU to maintain investment grade credit ratings from the major rating agencies and to post collateral for contracts in a net liability position over specified credit limits.  The following summarizes the fair value of derivative contracts that were in a net liability position and subject to credit risk contingent features and the additional collateral that would be required to be posted by NU if the unsecured debt credit ratings of NU parent were downgraded to below investment grade:

	As of September 30, 2013		As of December 31, 2012
		Additional Collateral		Additional Collateral
	Fair Value Subject	Required if	Fair Value Subject	Required if
	to Credit Risk	Downgraded Below	to Credit Risk	Downgraded Below
(Millions of Dollars)	Contingent Features	Investment Grade	Contingent Features	Investment Grade
NU	$(6.7)	$13.4	$(15.3)	$17.4

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

The following is a summary of NU’s, including CL&P’s, NSTAR Electric’s and WMECO’s, Level 3 derivative contracts and the range of the significant unobservable inputs utilized in the valuations over the duration of the contracts:

	As of September 30, 2013		As of December 31, 2012
	Range	Period Covered	Range	Period Covered
Energy Prices:
NU	$45 - $93 per MWh	2018 - 2029	$43 - $90 per MWh	2018 - 2028
CL&P	$52 - $56 per MWh	2018 - 2020	$50 - $55 per MWh	2018 - 2020
WMECO	$45 - $93 per MWh	2018 - 2029	$43 - $90 per MWh	2018 - 2028

Capacity Prices:
NU	$1.40 - $10.53 per kW-Month	2017 - 2029	$1.40 - $10.53 per kW-Month	2016 - 2028
CL&P	$1.40 - $9.51 per kW-Month	2017 - 2026	$1.40 - $9.83 per kW-Month	2016 - 2026
NSTAR Electric	$1.40 - $3.39 per kW-Month	2017 - 2019	$1.40 - $3.39 per kW-Month	2016 - 2019
WMECO	$1.40 - $10.53 per kW-Month	2017 - 2029	$1.40 - $10.53 per kW-Month	2016 - 2028

Forward Reserve:
NU, CL&P	$3.00 per kW-Month	2013 - 2024	$0.35 - $0.90 per kW-Month	2013 - 2024

REC Prices:
NU	$25 - $87 per REC	2013 - 2029	$25 - $85 per REC	2013 - 2028
NSTAR Electric	$25 - $71 per REC	2013 - 2018	$25 - $71 per REC	2013 - 2018
WMECO	$25 - $87 per REC	2014 - 2029	$25 - $85 per REC	2013 - 2028

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

Valuations using significant unobservable inputs:  The following tables present changes for the three and nine months ended September 30, 2013 and 2012 in the Level 3 category of derivative assets and derivative liabilities measured at fair value on a recurring basis.  The derivative assets and liabilities are presented on a net basis.  The fair value as of January 1, 2012 reflects a reclassification of remaining unregulated wholesale marketing sourcing contracts that had previously been presented as a portfolio along with the unregulated wholesale marketing sales contract as Level 3 under the highest and best use valuation premise.  These contracts are now classified within Level 2 of the fair value hierarchy.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
(Millions of Dollars)	NU	NU	NU	NU
Derivatives, Net:
Fair Value as of Beginning of Period	$(788.1)	$(932.1)	$(878.6)	$(962.2)
Liabilities Assumed due to Merger with NSTAR	-	-	-	(5.4)
Transfer to Level 2	-	-	-	32.2
Net Realized/Unrealized Gains/(Losses) Included in:
Net Income	1.2	(0.2)	8.3	7.2
Regulatory Assets	0.8	8.5	49.6	(30.1)
Settlements	21.3	21.5	55.9	56.0
Fair Value as of End of Period	$(764.8)	$(902.3)	$(764.8)	$(902.3)

	For the Three Months Ended
	September 30, 2013			September 30, 2012
(Millions of Dollars)	CL&P	NSTAR Electric	WMECO	CL&P	NSTAR Electric(1)	WMECO
Derivatives, Net:
Fair Value as of Beginning of Period	$(775.8)	$(13.1)	$(0.7)	$(910.7)	$(15.8)	$(13.5)
Net Realized/Unrealized Gains/(Losses)
Included in Regulatory Assets	(1.2)	0.5	1.5	(2.8)	1.4	9.8
Settlements	21.7	1.0	-	22.6	0.6	-
Fair Value as of End of Period	$(755.3)	$(11.6)	$0.8	$(890.9)	$(13.8)	$(3.7)

	For the Nine Months Ended
	September 30, 2013			September 30, 2012
(Millions of Dollars)	CL&P	NSTAR Electric	WMECO	CL&P	NSTAR Electric(1)	WMECO
Derivatives, Net:
Fair Value as of Beginning of Period	$(866.2)	$(14.9)	$(3.0)	$(931.6)	$(3.4)	$(7.3)
Net Realized/Unrealized Gains/(Losses)
Included in Regulatory Assets	45.1	0.6	3.8	(23.8)	(13.2)	3.6
Settlements	65.8	2.7	-	64.5	2.8	-
Fair Value as of End of Period	$(755.3)	$(11.6)	$0.8	$(890.9)	$(13.8)	$(3.7)

(1)

NSTAR Electric amounts are included in NU consolidated from the date of the merger, April 10, 2012, through September 30, 2012.

5.

MARKETABLE SECURITIES

NU maintains a supplemental benefit trust to fund certain non-qualified executive retirement benefit obligations and WMECO maintains a spent nuclear fuel trust to fund WMECO’s prior period spent nuclear fuel liability, each of which hold marketable securities.  These trusts are not subject to regulatory oversight by state or federal agencies.  NU's marketable securities also include legally restricted trusts for the decommissioning of nuclear power plants that are owned by CYAPC and YAEC.

The Company elects to record mutual funds purchased by the NU supplemental benefit trust at fair value.  As such, any change in fair value of these mutual funds is reflected in Net Income.  These mutual funds, classified as Level 1 in the fair value hierarchy, totaled $54.3 million and $47 million as of September 30, 2013 and December 31, 2012, respectively, and are included in current Marketable Securities.  Net gains on these securities of $3 million and $7.3 million for the three and nine months ended September 30, 2013, respectively, were recorded in Other Income, Net on the statements of income.  These amounts were net gains of $1.9 million and $4.6 million for the three and nine months ended September 30, 2012, respectively.  Dividend income is recorded when dividends are declared and is recorded in Other Income, Net on the statements of income.  All other marketable securities are accounted for as available-for-sale.

Available-for-Sale Securities:  The following is a summary of NU's available-for-sale securities held in the NU supplemental benefit trust, WMECO's spent nuclear fuel trust and CYAPC's and YAEC's nuclear decommissioning trusts.  These securities are recorded at fair value and included in current and long-term Marketable Securities on the balance sheets.

	As of September 30, 2013
		Pre-Tax	Pre-Tax
	Amortized	Unrealized	Unrealized
(Millions of Dollars)	Cost	Gains(1)	Losses(1)	Fair Value
NU
Debt Securities (2)	$306.1	$1.5	$(3.8)	$303.8
Equity Securities (2)	164.0	40.9	-	204.9

WMECO
Debt Securities	57.8	-	-	57.8

	As of December 31, 2012
		Pre-Tax	Pre-Tax
	Amortized	Unrealized	Unrealized
(Millions of Dollars)	Cost	Gains(1)	Losses(1)	Fair Value
NU
Debt Securities (2)	$266.6	$13.3	$(0.1)	$279.8
Equity Securities (2)	145.5	20.0	-	165.5

WMECO
Debt Securities	57.7	0.1	(0.1)	57.7

(1)

Unrealized gains and losses on debt securities for the NU supplemental benefit trust and WMECO spent nuclear fuel trust are recorded in AOCI and Other Long-Term Assets, respectively, on the balance sheets.

(2)

NU's amounts include CYAPC's and YAEC's marketable securities held in nuclear decommissioning trusts of $403.1 million and $340.4 million as of September 30, 2013 and December 31, 2012, respectively, the majority of which are legally restricted and can only be used for the decommissioning of the nuclear power plants owned by these companies. In the first quarter of 2013, CYAPC and YAEC received cash from the DOE related to the litigation of storage costs for spent nuclear fuel, which was invested in the nuclear decommissioning trusts.  Unrealized gains and losses for the nuclear decommissioning trusts are offset in Other Long-Term Liabilities on the balance sheets, with no impact on the statement of income.  All of the equity securities accounted for as available-for-sale securities are held in these trusts.

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

Contractual Maturities:  As of September 30, 2013, the contractual maturities of available-for-sale debt securities are as follows:

	NU		WMECO
	Amortized		Amortized
(Millions of Dollars)	Cost	Fair Value	Cost	Fair Value
Less than one year (1)	$67.1	$65.3	$24.4	$24.6
One to five years	76.0	76.6	26.4	26.3
Six to ten years	58.4	57.3	2.5	2.5
Greater than ten years	104.6	104.6	4.5	4.4
Total Debt Securities	$306.1	$303.8	$57.8	$57.8

(1)

Amounts in the Less than one year NU category include securities in the CYAPC and YAEC nuclear decommissioning trusts, which are restricted and are classified in long-term Marketable Securities on the balance sheets.

Fair Value Measurements:  The following table presents the marketable securities recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

	NU		WMECO
	As of		As of
(Millions of Dollars)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Level 1:
Mutual Funds and Equities	$259.2	$212.5	$-	$-
Money Market Funds	40.0	40.2	2.8	5.2
Total Level 1	$299.2	$252.7	$2.8	$5.2
Level 2:
U.S. Government Issued Debt Securities
(Agency and Treasury)	$74.9	$69.9	$16.6	$18.7
Corporate Debt Securities	48.9	33.0	15.1	7.0
Asset-Backed Debt Securities	30.4	28.5	9.6	10.9
Municipal Bonds	93.7	93.8	8.8	11.6
Other Fixed Income Securities	15.9	14.4	4.9	4.3
Total Level 2	$263.8	$239.6	$55.0	$52.5
Total Marketable Securities	$563.0	$492.3	$57.8	$57.7

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

6.

SHORT-TERM AND LONG-TERM DEBT

Limits:  The amount of short-term borrowings that may be incurred by CL&P and WMECO is subject to periodic approval by the FERC.  On July 31, 2013, the FERC approved the short-term debt application of CL&P and WMECO for issuances in the amounts of $600 million and $300 million, respectively, effective January 1, 2014 through December 31, 2015.

Credit Agreements and Commercial Paper Programs:  On September 6, 2013, NU parent, CL&P, NSTAR LLC, NSTAR Gas, PSNH, WMECO and Yankee Gas amended their joint five-year $1.15 billion revolving credit facility dated July 25, 2012, by increasing the aggregate principal amount available thereunder by $300 million to $1.45 billion, extending the expiration date from July 25, 2017 to September 6, 2018, and increasing CL&P's borrowing sublimit from $300 million to $600 million.  At the same time, effective September 6, 2013, the CL&P $300 million revolving credit facility was terminated.

On September 6, 2013, NSTAR Electric amended its five-year $450 million revolving credit facility dated July 25, 2012 by extending the expiration date from July 25, 2017 to September 6, 2018.

On September 6, 2013, the NU parent $1.15 billion commercial paper program was increased by $300 million to $1.45 billion.

As of September 30, 2013 and December 31, 2012, NU had approximately $1.2 billion and $1.15 billion, respectively, in short-term borrowings outstanding under the NU parent commercial paper program, which provides $263 million of available borrowing capacity as of September 30, 2013.  The weighted-average interest rate on these borrowings as of September 30, 2013 and December 31, 2012 was 0.268 percent and 0.46 percent, respectively, which is generally based on money market rates.  As of September 30, 2013, there were intercompany loans from NU of $342.9 million to CL&P, $228.5 million to PSNH and $79.8 million to WMECO.  As of December 31, 2012, there were intercompany loans from NU of $405.1 million to CL&P, $63.3 million to PSNH, and $31.9 million to WMECO.  As of September 30, 2013 and December 31, 2012, NSTAR Electric had $156 million and $276 million, respectively, in short-term borrowings outstanding under its commercial paper program, leaving $294 million and $174 million, respectively, of available borrowing capacity.  The weighted-average interest rate on these borrowings as of September 30, 2013 and December 31, 2012 was 0.134 percent and 0.31 percent, respectively, which is generally based on money market rates.

Amounts outstanding under the commercial paper programs are included in Notes Payable for NU and NSTAR Electric and classified in current liabilities on the balance sheets as all borrowings are outstanding for no more than 364 days at one time.  Intercompany loans from NU to CL&P, PSNH and WMECO are included in Notes Payable to Affiliated Companies and classified in current liabilities on the balance sheets.

Long-Term Debt:  On January 15, 2013, CL&P issued $400 million of Series A First and Refunding Mortgage Bonds with a coupon rate of 2.5 percent and a maturity date of January 15, 2023.  The proceeds, net of issuance costs, were used to pay short-term borrowings outstanding under the CL&P credit agreement and the NU parent commercial paper program.  Therefore, as of December 31, 2012, CL&P's credit agreement borrowings of $89 million and intercompany loans related to the commercial paper program of $305.8 million were classified as Long-Term Debt on the balance sheet.

On May 1, 2013, PSNH redeemed at par approximately $109 million of the 2001 Series C PCRBs that were due to mature in 2021 using short-term debt.

On May 13, 2013, NU parent issued $750 million of Senior Notes, consisting of $300 million of Series E Senior Notes at a coupon rate of 1.45 percent that will mature on May 1, 2018 and $450 million of Series F Senior Notes at a coupon rate of 2.80 percent that will mature on May 1, 2023.  Part of the proceeds, net of issuance costs, was used to repay the NU parent $250 million Series C Senior Notes at a coupon rate of 5.65 percent that matured on June 1, 2013 and the NU parent $300 million floating rate Series D Senior Notes that matured on September 20, 2013.  The remaining net proceeds were used to repay commercial paper borrowings and for other general corporate purposes.

On May 17, 2013, NSTAR Electric issued $200 million of three-year floating rate debentures due to mature on May 17, 2016.  The proceeds, net of issuance costs, were used to repay commercial paper borrowings and for general corporate purposes.  The debentures have a coupon rate reset quarterly based on 3-month LIBOR plus a credit spread of 0.24 percent.  The interest rate as of September 30, 2013 was 0.5032 percent.

On September 1, 2013, WMECO repaid at maturity, $55 million of 5.00 percent Series A Senior Notes using short-term debt.

On September 3, 2013, CL&P redeemed at par $125 million of 1.25 percent Series B 2011 PCRBs that were subject to mandatory tender for purchase using short-term debt.

On September 20, 2013, NU parent repaid at maturity, $300 million of Floating Rate Series D Senior Notes with proceeds from NU parent’s issuance on May 13, 2013 of $750 million of Series E and Series F Senior Notes.

On August 29, 2013, NSTAR Electric filed an application with the DPU requesting authorization to issue up to $800 million in long-term debt for the two-year period ending December 31, 2015.

On September 26, 2013, the NHPUC issued an order, effective October 8, 2013, approving PSNH's request to issue up to $315 million in long-term debt through December 31, 2014, and to refinance $89.3 million 2001 Series B PCRBs through its existing maturity of May 2021.

Working Capital:  NU, CL&P, NSTAR Electric, PSNH and WMECO use their available capital resources to fund their respective construction expenditures, meet debt requirements, pay operating costs, including storm-related costs, pay dividends and fund other corporate obligations, such as pension contributions.  The current growth in NU’s transmission construction expenditures utilizes a significant amount of cash for projects that have a long-term return on investment and recovery period.  In addition, NU’s Regulated companies operate in an environment where recovery of its electric and natural gas distribution construction expenditures takes place over an extended period of time.  This impacts the timing of the revenue stream designed to fully recover the total investment plus a return on the equity portion of the cost and related financing costs.  These factors have resulted in current liabilities exceeding current assets by approximately $1.4 billion, $392 million, $315 million, $114 million and $11 million at NU, CL&P, NSTAR Electric, PSNH and WMECO, respectively, as of September 30, 2013.

As of September 30, 2013, approximately $577 million of NU's current liabilities related to long-term debt that will be paid in the next 12 months, primarily consisting of $150 million for CL&P, $302 million for NSTAR Electric and $50 million for PSNH.  NU, with its strong credit ratings, has several options available in the financial markets to repay or refinance these maturities with the issuance of new long-term debt.  NU, CL&P, NSTAR Electric, PSNH and WMECO will reduce their short-term borrowings with cash received from operating cash flows and/or with the issuance of new long-term debt, as deemed appropriate given capital requirements and maintenance of NU's credit rating and profile.  Management expects the future operating cash flows of NU, CL&P, NSTAR Electric, PSNH and WMECO along with the access to financial markets, will be sufficient to meet any future operating requirements and forecasted capital investment opportunities.

7.

PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The components of net periodic benefit expense for the Pension Plans (including the SERP Plans) and PBOP Plans, the portion of pension and PBOP amounts capitalized related to employees working on capital projects, and intercompany allocations not included in the net periodic benefit expense are as follows:

	Pension and SERP		Pension and SERP
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
(Millions of Dollars)	NU	NU	NU	NU
Service Cost	$25.6	$23.0	$76.7	$61.1
Interest Cost	51.7	53.3	155.0	144.7
Expected Return on Plan Assets	(69.5)	(59.5)	(208.5)	(161.3)
Actuarial Loss	52.4	47.4	158.1	125.0
Prior Service Cost	1.1	2.0	3.0	6.1
Total Net Periodic Benefit Expense	$61.3	$66.2	$184.3	$175.6
Capitalized Pension Expense	$18.3	$19.2	$54.9	$49.5

	PBOP		PBOP
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
(Millions of Dollars)	NU	NU	NU	NU
Service Cost	$4.2	$4.4	$12.6	$11.3
Interest Cost	11.8	14.3	35.4	34.4
Expected Return on Plan Assets	(13.9)	(11.1)	(41.6)	(28.1)
Actuarial Loss	6.5	10.3	19.5	25.5
Prior Service Credit	(0.5)	(0.5)	(1.5)	(0.9)
Net Transition Obligation Cost	-	3.1	-	9.0
Total Net Periodic Benefit Expense	$8.1	$20.5	$24.4	$51.2
Capitalized PBOP Expense	$2.6	$5.1	$7.6	$14.9

	Pension and SERP
	For the Three Months Ended September 30, 2013				For the Three Months Ended September 30, 2012
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric(1)	PSNH	WMECO	CL&P	Electric(1)	PSNH	WMECO
Service Cost	$6.3	$8.3	$3.3	$1.2	$5.4	$7.6	$2.9	$1.0
Interest Cost	12.1	14.5	5.8	2.5	12.9	14.7	6.1	2.6
Expected Return on Plan Assets	(18.4)	(21.1)	(9.2)	(4.3)	(17.7)	(16.4)	(7.2)	(4.1)
Actuarial Loss	13.9	14.4	5.4	2.9	12.6	15.7	4.2	2.7
Prior Service Cost/(Credit)	0.4	-	0.1	0.1	0.9	(0.1)	0.4	0.2
Total Net Periodic Benefit Expense	$14.3	$16.1	$5.4	$2.4	$14.1	$21.5	$6.4	$2.4
Intercompany Allocations	$11.4	$(2.1)	$2.6	$2.0	$10.7	$(3.0)	$2.4	$2.1
Capitalized Pension Expense	$7.0	$9.8	$1.7	$1.3	$6.8	$8.4	$1.9	$1.3

	Pension and SERP
	For the Nine Months Ended September 30, 2013				For the Nine Months Ended September 30, 2012
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric(1)	PSNH	WMECO	CL&P	Electric(1)	PSNH	WMECO
Service Cost	$18.7	$24.8	$9.8	$3.5	$16.3	$22.7	$8.8	$3.1
Interest Cost	36.3	43.5	17.8	7.5	38.5	44.2	18.3	7.9
Expected Return on Plan Assets	(55.4)	(63.3)	(26.2)	(13.0)	(52.8)	(49.2)	(21.1)	(12.3)
Actuarial Loss	42.0	43.6	16.2	8.9	37.0	47.3	12.1	8.0
Prior Service Cost/(Credit)	1.4	(0.2)	0.4	0.3	2.7	(0.4)	1.1	0.6
Total Net Periodic Benefit Expense	$43.0	$48.4	$18.0	$7.2	$41.7	$64.6	$19.2	$7.3
Intercompany Allocations	$33.6	$(6.2)	$7.8	$6.0	$32.0	$(9.2)	$7.5	$6.0
Capitalized Pension Expense	$21.0	$21.6	$5.6	$3.9	$20.2	$23.6	$5.8	$3.7

	PBOP
	For the Three Months Ended September 30, 2013			For the Three Months Ended September 30, 2012
(Millions of Dollars)	CL&P	PSNH	WMECO	CL&P	PSNH	WMECO
Service Cost	$0.9	$0.6	$0.2	$0.8	$0.5	$0.1
Interest Cost	2.0	1.0	0.4	2.3	1.1	0.5
Expected Return on Plan Assets	(2.5)	(1.3)	(0.6)	(2.3)	(1.1)	(0.5)
Actuarial Loss	1.8	0.9	0.3	1.9	0.9	0.3
Net Transition Obligation Cost	-	-	-	1.5	0.6	0.3
Total Net Periodic Benefit Expense	$2.2	$1.2	$0.3	$4.2	$2.0	$0.7
Intercompany Allocations	$1.7	$0.4	$0.3	$2.0	$0.5	$0.4
Capitalized PBOP Expense	$1.3	$0.4	$0.3	$2.1	$0.6	$0.4

	PBOP
	For the Nine Months Ended September 30, 2013			For the Nine Months Ended September 30, 2012
(Millions of Dollars)	CL&P	PSNH	WMECO	CL&P	PSNH	WMECO
Service Cost	$2.6	$1.7	$0.5	$2.2	$1.5	$0.4
Interest Cost	5.9	3.1	1.3	6.9	3.4	1.5
Expected Return on Plan Assets	(7.6)	(3.9)	(1.7)	(6.8)	(3.4)	(1.6)
Actuarial Loss	5.6	2.7	0.8	5.7	2.7	0.9
Net Transition Obligation Cost	-	-	-	4.6	1.9	1.1
Total Net Periodic Benefit Expense	$6.5	$3.6	$0.9	$12.6	$6.1	$2.3
Intercompany Allocations	$5.3	$1.2	$1.0	$5.9	$1.5	$1.1
Capitalized PBOP Expense	$3.7	$1.1	$0.7	$6.2	$1.7	$1.1

(1)

NSTAR Electric's pension amounts do not include SERP expense.  NSTAR Electric pension amounts are included in NU consolidated from the date of the merger, April 10, 2012, through September 30, 2012.

The net periodic postretirement expense allocated to NSTAR Electric was $1.2 million and $8.5 million for the three months ended September 30, 2013 and 2012, respectively, and $3.5 million and $25.6 million for the nine months ended September 30, 2013 and 2012, respectively.

Contributions: For the nine months ended September 30, 2013, NU contributed $202.7 million to the NUSCO Pension Plan, $108.3 million of which was contributed by PSNH, and NSTAR Electric contributed $82 million to the NSTAR Pension Plan.  NU contributed $53.6 million to the PBOP Plans for the nine months ended September 30, 2013.

8.

INCOME TAXES

2013 Massachusetts:  On July 24, 2013, Massachusetts enacted a law that changes the income tax rate applicable to utility companies effective January 1, 2014, from 6.5 percent to 8 percent.  The tax law change required NU to remeasure its deferred taxes and resulted in NU increasing its deferred tax liability with an offsetting regulatory asset of approximately $61 million at its utility companies ($46.4 million at NSTAR Electric and $9.8 million at WMECO).

2013 Federal: On September 13, 2013, the Internal Revenue Service issued final Tangible Property regulations.  The final regulations are meant to simplify, clarify and make more administrable the previously issued temporary and proposed regulations.  In the third quarter of 2013, CL&P recorded an after-tax valuation allowance of $10.5 million against its deferred tax assets as a result of these regulations.  NU continues to evaluate the implications of these new regulations, including several new elections.  Therefore, a change to the valuation allowance at CL&P could result once NU completes the review of the impact of the final regulations.

9.

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

The number of environmental sites and reserves related to these sites for which remediation or long-term monitoring, preliminary site work or site assessment are being performed are as follows:

	As of September 30, 2013		As of December 31, 2012
		Reserve		Reserve
	Number of Sites	(in millions)	Number of Sites	(in millions)
NU	68	$36.5	77	$39.4
CL&P	18	3.5	19	3.7
NSTAR Electric	12	1.2	16	1.7
PSNH	15	5.6	16	4.9
WMECO	5	0.4	6	0.6

Included in the NU number of sites and reserve amounts above are former MGP sites that were operated several decades ago and manufactured gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment. The reserve balance related to these former MGP sites was $32.4 million and $34.5 million as of September 30, 2013 and December 31, 2012, respectively, and relates primarily to the natural gas business segment.

B.

Long-Term Contractual Arrangements

Yankee Billings:  As a result of the change in forecasted life of spent nuclear fuel decommissioning obligations, as well as proceeds received from the DOE in January 2013 arising from the spent nuclear fuel litigation, estimated future annual costs of Yankee Billings as of September 30, 2013 are reflected in the table below.

Renewable Energy: Renewable energy contracts include non-cancelable commitments under contracts of CL&P for the purchase of energy and capacity from renewable energy facilities.

	October - December
(Millions of Dollars)	2013	2014	2015	2016	2017	Thereafter	Total
Yankee Billings
CL&P	$0.4	$1.5	$1.3	$0.8	$0.8	$13.1	$17.9
NSTAR Electric	0.2	0.7	0.5	0.2	0.3	4.5	6.4
PSNH	0.1	0.3	0.4	0.3	0.3	5.2	6.6
WMECO	0.1	0.4	0.4	0.2	0.2	3.3	4.6

Renewable Energy
CL&P	1.2	49.9	50.9	51.4	52.0	626.0	831.4

Other Long-Term Renewable Energy Contracts: On September 20, 2013, NSTAR Electric and WMECO, along with two other Massachusetts utilities, signed a long-term commitment, as required by state regulation, to purchase wind power from six wind farms in Maine and New Hampshire for a combined estimated generating capacity of approximately 550 MW.  Over the life of the 15- to 20-year contracts, the utilities will pay an average price of less than $0.08 per kWh.  On September 19, 2013, CL&P, along with another Connecticut utility, signed long-term commitments, as required by state regulation, to purchase approximately 250 MW of wind power from a Maine wind farm and 20 MW of solar power from sites in Connecticut, at a combined average price of less than $0.08 per kWh.  The table above does not include these commitments for the purchase of renewable energy, as such commitments are contingent on the future construction of the respective energy facilities.

C.

Deferred Contractual Obligations

Spent Nuclear Fuel Litigation - DOE Phase I Damages - On May 1, 2013, CYAPC, YAEC and MYAPC filed applications with the FERC to reduce rates in their wholesale power contracts through the application of the DOE proceeds for the benefit of customers.  In its June 27, 2013 order, FERC granted the proposed rate reductions, and changes to the terms of the wholesale power contracts to become effective on July 1, 2013.  In accordance with the FERC order, CL&P, NSTAR Electric, PSNH and WMECO began receiving the benefit of the DOE proceeds, and the benefits have been or will be passed on to customers.

D.

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

Management does not anticipate a material impact to net income or cash flows from operations as a result of these various guarantees and indemnifications.

The following table summarizes NU's guarantees of its subsidiaries, including CL&P, NSTAR Electric, PSNH and WMECO, as of September 30, 2013:

		Maximum Exposure
Subsidiary	Description	(in millions)		Expiration Dates

Various	Surety Bonds	$33.0		2013 - 2015 (1)

Various	New England Hydro Companies' Long-Term Debt	$4.0		Unspecified

NUSCO and RRR	Lease Payments for Vehicles and Real Estate	$18.8		2019 and 2024

NU Enterprises	Surety Bonds, Performance Guarantees and Insurance Bond	$62.3	(2)	(2)

(1)

Surety bond expiration dates reflect termination dates, the majority of which will be renewed or extended.

(2)

The maximum exposure includes $3.8 million related to performance guarantees on wholesale purchase contracts, which expire December 31, 2013.  Also included in the maximum exposure is $57.5 million relating to surety bonds covering ongoing projects, which expire upon project completion. The remaining $1 million is related to an insurance bond with no expiration date that is billed annually.

Many of the underlying contracts that NU parent guarantees, as well as certain surety bonds, contain credit ratings triggers that would require NU parent to post collateral in the event that the unsecured debt credit ratings of NU, or NSTAR LLC, as applicable, are downgraded.

E.

FERC Base ROE Complaint

On September 30, 2011, several New England state attorneys general, state regulatory commissions, consumer advocates and other parties filed a joint complaint with the FERC under Sections 206 and 306 of the Federal Power Act alleging that the base ROE used in calculating formula rates for transmission service under the ISO-NE Open Access Transmission Tariff by NETOs, including CL&P, NSTAR Electric, PSNH and WMECO, is unjust and unreasonable.  The complainants asserted that the current 11.14 percent rate, which became effective in 2006, is excessive due to changes in the capital markets and are seeking an order to reduce the rate, which would be effective October 1, 2011.  In response, the NETOs filed testimony and analysis based on standard FERC methodology and precedent, demonstrating that the base ROE of 11.14 percent remained just and reasonable.  The FERC set the case for trial before a FERC ALJ after settlement negotiations were unsuccessful in August 2012.

Hearings before the FERC ALJ were held in May 2013, followed by the filing of briefs by the complainants, the Massachusetts municipal electric utilities (late interveners to the case), the FERC trial staff and the NETOs.  The NETOs recommended that the current base ROE of 11.14 percent should remain in effect for the refund period (October 1, 2011 through December 31, 2012) and the prospective period (beginning when FERC issues its final decision).  The complainants, the Massachusetts municipal electric utilities, and the FERC trial staff each recommended a base ROE of 9 percent or below.

On August 6, 2013, the FERC ALJ issued an initial decision, finding that the current base ROE is not reasonable under the standard application of FERC methodology, but leaving policy considerations and additional adjustments to the FERC.  Using the established FERC methodology, the FERC ALJ determined that a separate base ROE should be set for the refund period and the prospective period.  The FERC ALJ found those base ROEs to be 10.6 percent and 9.7 percent, respectively.  The FERC may adjust the prospective period base ROE in its final decision to reflect movement in 10-year Treasury bond rates from when the case was filed (April 2013) to the date of the final decision.  The parties filed briefs on this decision to the FERC, and a decision from the FERC is expected in 2014.  Though NU cannot predict the ultimate outcome of this proceeding, during the third quarter of 2013, the Company recorded a series of reserves at its electric subsidiaries to recognize the potential financial impact from the FERC ALJ's initial decision for the refund period.  As a result, the aggregate after-tax charge to earnings totaled $14.3 million at NU.  This represents reserves of $7.7 million at CL&P, $3.4 million at NSTAR Electric, $1.4 million at PSNH and $1.8 million at WMECO.

On December 27, 2012, several additional parties filed a separate complaint concerning the NETOs' base ROE with the FERC.  This complaint seeks to reduce the NETOs’ base ROE effective January 1, 2013, effectively extending the refund period for an additional 15 months, and to consolidate this complaint with the joint complaint filed on September 30, 2011.  The NETOs have asked the FERC to reject this complaint.  The FERC has not yet acted on, and management is unable to predict the ultimate outcome or the estimated impacts on financial position, results of operations or cash flows, of this complaint.

Management expects the CL&P, NSTAR Electric, PSNH, and WMECO aggregate shareholder equity invested in their transmission facilities to be approximately $2.4 billion at the end of 2013.  As a result, each 10 basis point change in the prospective period authorized base ROE would change annual consolidated earnings by an approximate $2.4 million.

F.

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

G.

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

10.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each of the following financial instruments:

Preferred Stock, Long-Term Debt and Rate Reduction Bonds:  The fair value of CL&P's and NSTAR Electric’s preferred stock is based upon pricing models that incorporate interest rates and other market factors, valuations or trades of similar securities and cash flow projections.  The fair value of fixed-rate long-term debt securities and RRBs is based upon pricing models that incorporate quoted market prices for those issues or similar issues adjusted for market conditions, credit ratings of the respective companies and treasury benchmark yields.  Adjustable rate long-term debt securities are assumed to have a fair value equal to their carrying value.  The fair values provided in the tables below are classified as Level 2 within the fair value hierarchy.  Carrying amounts and estimated fair values are as follows:

	As of September 30, 2013		As of December 31, 2012
	NU		NU
	Carrying	Fair	Carrying	Fair
(Millions of Dollars)	Amount	Value	Amount	Value
Preferred Stock Not
Subject to Mandatory Redemption	$155.6	$152.2	$155.6	$152.2
Long-Term Debt	8,052.5	8,267.2	7,963.5	8,640.7
Rate Reduction Bonds	-	-	82.1	83.0

	As of September 30, 2013
	CL&P		NSTAR Electric		PSNH		WMECO
	Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Millions of Dollars)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
Preferred Stock Not
Subject to Mandatory Redemption	$116.2	$110.3	$43.0	$41.9	$-	$-	$-	$-
Long-Term Debt	2,741.0	2,992.0	1,801.0	1,881.9	889.1	934.7	549.6	562.1

	As of December 31, 2012
	CL&P		NSTAR Electric		PSNH		WMECO
	Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Millions of Dollars)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
Preferred Stock Not
Subject to Mandatory Redemption	$116.2	$110.0	$43.0	$42.2	$-	$-	$-	$-
Long-Term Debt	2,862.8	3,295.4	1,602.6	1,818.8	997.9	1,088.0	605.3	660.4
Rate Reduction Bonds	-	-	43.5	43.9	29.3	29.6	9.4	9.5

Derivative Instruments:  Derivative instruments are carried at fair value.  For further information, see Note 4, "Derivative Instruments," to the financial statements.

Other Financial Instruments:  Investments in marketable securities are carried at fair value. For further information, see Note 1D, "Summary of Significant Accounting Policies - Fair Value Measurements," and Note 5, "Marketable Securities," to the financial statements. The carrying value of other financial instruments included in current assets and current liabilities, including cash and cash equivalents and special deposits, approximates their fair value due to the short-term nature of these instruments.

11.

ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in accumulated other comprehensive income/(loss) by component, net of tax, is as follows:

	For the Nine Months Ended September 30, 2013
(Millions of Dollars)	Qualified Cash Flow Hedging Instruments	Unrealized Gains/(Losses) on Available-for-Sale Securities	Pension, SERP and PBOP Benefit Plans	Total
AOCI as of January 1, 2013	$(16.4)	$1.3	$(57.8)	$(72.9)

Other Comprehensive Income Before Reclassifications	-	(0.8)	-	(0.8)
Amounts Reclassified from AOCI	1.5	-	4.8	6.3
Net Other Comprehensive Income	1.5	(0.8)	4.8	5.5
AOCI as of September 30, 2013	$(14.9)	$0.5	$(53.0)	$(67.4)

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

The following table sets forth the amounts reclassified from AOCI by component and the affected line item on the statements of income:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2013	September 30, 2013
	Amount Reclassified	Amount Reclassified	Statements of Income
(Millions of Dollars)	from AOCI	from AOCI	Line Item Impacted
Qualified Cash Flow Hedging Instruments	$(0.8)	$(2.5)	Interest Expense
Tax Benefit	0.3	1.0	Income Tax Expense
Qualified Cash Flow Hedging Instruments, Net of Tax	$(0.5)	$(1.5)

Pension, SERP and PBOP Benefit Plan Costs:
Amortization of Actuarial Losses	$(2.5)	$(7.3)	(1)
Amortization of Prior Service Cost	-	(0.1)	(1)
Total Pension, SERP and PBOP Benefit Plan Costs	(2.5)	(7.4)	(1)
Tax Benefit	0.9	2.6	Income Tax Expense
Pension, SERP and PBOP Benefit Plan Costs, Net of Tax	$(1.6)	$(4.8)

Total Amount Reclassified from AOCI, Net of Tax	$(2.1)	$(6.3)

(1)

These AOCI amounts are included in the computation of net periodic Pension, SERP and PBOP costs.  See Note 7, "Pension Benefits and Postretirement Benefits Other Than Pensions," for further information.

12.

COMMON SHARES

The following table sets forth the NU common shares and the shares of CL&P, NSTAR Electric, PSNH and WMECO common stock authorized and issued and the respective par values:

	Shares
	Authorized			Issued
	Per Share	As of		As of
	Par Value	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
NU	$5	380,000,000	380,000,000	333,019,517	332,509,383
CL&P	$10	24,500,000	24,500,000	6,035,205	6,035,205
NSTAR Electric	$1	100,000,000	100,000,000	100	100
PSNH	$1	100,000,000	100,000,000	301	301
WMECO	$25	1,072,471	1,072,471	434,653	434,653

As of September 30, 2013 and December 31, 2012, 18,137,017 and 18,455,749 NU common shares were held as treasury shares, respectively.

13. COMMON SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

A summary of the changes in Common Shareholders' Equity and Noncontrolling Interests of NU is as follows:

	For the Three Months Ended
	September 30, 2013		September 30, 2012
		Noncontrolling				Noncontrolling
		Interest -				Interest -
	Common	Preferred	Common	Non-		Preferred
	Shareholders'	Stock of	Shareholders'	Controlling	Total	Stock of
(Millions of Dollars)	Equity	Subsidiaries	Equity	Interest	Equity	Subsidiaries
Balance - Beginning of Period	$9,406.6	$155.6	$9,067.6	$-	$9,067.6	$155.6
Net Income	211.4	-	209.5	-	209.5	-
Dividends on Common Shares	(114.9)	-	(107.6)	-	(107.6)	-
Dividends on Preferred Stock	(1.9)	(1.9)	(1.9)	-	(1.9)	(1.9)
Issuance of Common Shares	1.4	-	0.8	-	0.8	-
Other Transactions, Net	12.8	-	6.3	-	6.3	-
Net Income Attributable to
Noncontrolling Interests	-	1.9	-	-	-	1.9
Other Comprehensive Income	2.1	-	2.2	-	2.2	-
Balance - End of Period	$9,517.5	$155.6	$9,176.9	$-	$9,176.9	$155.6

	For the Nine Months Ended
	September 30, 2013		September 30, 2012
		Noncontrolling				Noncontrolling
		Interest -				Interest -
	Common	Preferred	Common	Non-		Preferred
	Shareholders'	Stock of	Shareholders'	Controlling	Total	Stock of
(Millions of Dollars)	Equity	Subsidiaries	Equity	Interest	Equity	Subsidiaries
Balance - Beginning of Period	$9,237.1	$155.6	$4,012.7	$3.0	$4,015.7	$116.2
Net Income	614.4	-	356.5	-	356.5	-
Purchase Price of NSTAR	-	-	5,038.3	-	5,038.3	-
Other Equity Impacts of
Merger with NSTAR	-	-	3.4	(3.4)	-	39.4
Dividends on Common Shares	(346.9)	-	(267.8)	-	(267.8)	-
Dividends on Preferred Stock	(5.8)	(5.8)	(5.1)	-	(5.1)	(5.1)
Issuance of Common Shares	10.2	-	12.2	-	12.2	-
Contributions to NPT	-	-	-	0.3	0.3	-
Other Transactions, Net	3.0	-	20.3	-	20.3	-
Net Income Attributable to
Noncontrolling Interests	-	5.8	(0.1)	0.1	-	5.1
Other Comprehensive Income	5.5	-	6.5	-	6.5	-
Balance - End of Period	$9,517.5	$155.6	$9,176.9	$-	$9,176.9	$155.6

14.

EARNINGS PER SHARE

Basic EPS is computed based upon the weighted average number of common shares outstanding during each period.  Diluted EPS is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect if certain share-based compensation awards are converted into common shares.  There were no antidilutive share awards outstanding for the three months ended September 30, 2013 and 2012.  For the nine months ended September 30, 2013 and 2012, there were 2,100 and 5,688, respectively, antidilutive share awards excluded from the computation.

The following table sets forth the components of basic and diluted EPS:

	For the Three Months Ended		For the Nine Months Ended
(Millions of Dollars, except share information)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net Income Attributable to Controlling Interest	$209.5	$207.6	$608.6	$351.2

Weighted Average Common Shares Outstanding:
Basic	315,291,346	314,806,441	315,191,752	264,636,636
Dilutive Effect	926,893	999,355	869,379	716,741
Diluted	316,218,239	315,805,796	316,061,131	265,353,377
Basic EPS	$0.66	$0.66	$1.93	$1.33
Diluted EPS	$0.66	$0.66	$1.93	$1.32

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

15.

SEGMENT INFORMATION

Presentation:  NU is organized between the Electric Distribution, Electric Transmission and Natural Gas Distribution segments and Other based on a combination of factors, including the characteristics of each segments' products and services, the sources of operating revenues and expenses and the regulatory environment in which each segment operates.  These segments represented substantially all of NU's total consolidated revenues for the three and nine months ended September 30, 2013 and 2012.  Revenues from the sale of electricity and natural gas primarily are derived from residential, commercial and industrial customers and are not dependent on any single customer.   The Electric Distribution segment includes the generation activities of PSNH and WMECO.

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

NSTAR amounts are included in NU consolidated as of April 10, 2012.

NU's segment information for the three and nine months ended September 30, 2013 and 2012 is as follows:

	For the Three Months Ended September 30, 2013
	Electric	Natural Gas
(Millions of Dollars)	Distribution	Distribution	Transmission	Other	Eliminations	Total
Operating Revenues	$1,508.6	$97.1	$234.1	$212.5	$(159.7)	$1,892.6
Depreciation and Amortization	(159.6)	(16.4)	(34.5)	(11.2)	2.6	(219.1)
Other Operating Expenses	(1,064.1)	(89.4)	(73.4)	(206.8)	159.5	(1,274.2)
Operating Income/(Loss)	284.9	(8.7)	126.2	(5.5)	2.4	399.3
Net Income/(Loss) Attributable
to Controlling Interest	156.9	(10.4)	58.6	313.1	(308.7)	209.5

	For the Nine Months Ended September 30, 2013
	Electric	Natural Gas
(Millions of Dollars)	Distribution	Distribution	Transmission	Other	Eliminations	Total
Operating Revenues	$4,104.4	$613.0	$721.5	$650.4	$(565.8)	$5,523.5
Depreciation and Amortization	(488.7)	(50.5)	(100.9)	(52.0)	7.2	(684.9)
Other Operating Expenses	(2,952.4)	(483.6)	(199.1)	(599.0)	564.3	(3,669.8)
Operating Income/(Loss)	663.3	78.9	421.5	(0.6)	5.7	1,168.8
Net Income Attributable
to Controlling Interest	347.5	34.1	215.4	868.7	(857.1)	608.6
Cash Flows Used for
Investments in Plant	501.9	91.2	458.2	22.5	-	1,073.8

	For the Three Months Ended September 30, 2012
	Electric	Natural Gas
(Millions of Dollars)	Distribution	Distribution	Transmission	Other	Eliminations	Total
Operating Revenues	$1,483.7	$91.3	$235.6	$219.5	$(168.6)	$1,861.5
Depreciation and Amortization	(172.6)	(12.6)	(29.7)	(17.5)	1.1	(231.3)
Other Operating Expenses	(1,027.4)	(77.2)	(66.3)	(216.8)	170.4	(1,217.3)
Operating Income/(Loss)	283.7	1.5	139.6	(14.8)	2.9	412.9
Net Income/(Loss) Attributable
to Controlling Interest	150.5	(4.4)	71.1	313.9	(323.5)	207.6

	For the Nine Months Ended September 30, 2012
	Electric	Natural Gas
(Millions of Dollars)	Distribution	Distribution	Transmission	Other	Eliminations	Total
Operating Revenues	$3,499.7	$361.5	$627.2	$582.9	$(481.5)	$4,589.8
Depreciation and Amortization	(398.1)	(32.7)	(79.5)	(39.1)	2.6	(546.8)
Other Operating Expenses	(2,654.4)	(292.9)	(179.5)	(614.5)	485.1	(3,256.2)
Operating Income/(Loss)	447.2	35.9	368.2	(70.7)	6.2	786.8
Net Income Attributable
to Controlling Interest	212.1	8.3	181.1	511.6	(561.9)	351.2
Cash Flows Used for
Investments in Plant	461.3	105.9	476.0	38.6	-	1,081.8

The following table summarizes NU's segmented total assets:

	Electric	Natural Gas
(Millions of Dollars)	Distribution	Distribution	Transmission	Other	Eliminations	Total
As of September 30, 2013	17,912.9	2,656.8	6,566.1	19,446.9	(18,138.4)	28,444.3
As of December 31, 2012	18,047.3	2,717.4	6,187.7	18,832.6	(17,482.2)	28,302.8

NORTHEAST UTILITIES AND SUBSIDIAIRIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related combined notes included in this combined Quarterly Report on Form 10-Q, the First and Second Quarter 2013 Quarterly Reports on Form 10-Q, and the 2012 Form 10-K.  References in this Form 10-Q to "NU," the "Company," "we," "us" and "our" refer to Northeast Utilities and its consolidated subsidiaries, including NSTAR LLC and its subsidiaries for the periods after April 10, 2012.  All per share amounts are reported on a diluted basis.  The unaudited condensed consolidated financial statements of NU, NSTAR Electric and PSNH and the unaudited condensed financial statements of CL&P and WMECO are herein collectively referred to as the "financial statements."

Refer to the Glossary of Terms included in this combined Quarterly Report on Form 10-Q for abbreviations and acronyms used throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The only common equity securities that are publicly traded are common shares of NU.  The earnings and EPS of each business discussed below do not represent a direct legal interest in the assets and liabilities allocated to such business but rather represent a direct interest in our assets and liabilities as a whole.  EPS by business is a financial measure not recognized under GAAP that is calculated by dividing the Net Income Attributable to Controlling Interest of each business by the weighted average diluted NU common shares outstanding for the period.  The discussion below also includes non-GAAP financial measures referencing our third quarter and first nine months of 2013 and 2012 earnings and EPS excluding certain integration and merger costs related to NU's merger with NSTAR.  We use these non-GAAP financial measures to evaluate and to provide details of earnings by business and to more fully compare and explain our third quarter and first nine months of 2013 and 2012 results without including the impact of these non-recurring items.  Due to the nature and significance of these items on Net Income Attributable to Controlling Interest, we believe that the non-GAAP presentation is more representative of our financial performance and provides additional and useful information to readers of this report in analyzing historical and future performance by business.  These non-GAAP financial measures should not be considered as an alternative to reported Net Income Attributable to Controlling Interest or EPS determined in accordance with GAAP as an indicator of operating performance.

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

Financial Condition and Business Analysis

Merger with NSTAR:

On April 10, 2012, we completed our merger with NSTAR.  Unless otherwise noted, the results of NSTAR LLC and its subsidiaries, hereinafter referred to as "NSTAR," are included in NU’s financial position, results of operations and cash flows as of September 30, 2013 and December 31, 2012, for the three months ended September 30, 2013 and 2012, and for the nine months ended September 30, 2013, throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

The following items in this executive summary are explained in more detail in this combined Quarterly Report on Form 10-Q:

Results:

•

We earned $209.5 million, or $0.66 per share, in the third quarter of 2013, and $608.6 million, or $1.93 per share, in the first nine months of 2013, compared with $207.6 million, or $0.66 per share, in the third quarter of 2012 and $351.2 million, or $1.32 per share, in the first nine months of 2012.  Excluding integration and merger-related costs, we earned $216.5 million, or $0.69 per share, in the third quarter of 2013, and $619.2 million, or $1.96 per share, in the first nine months of 2013, compared with $220.5 million, or $0.70 per share, in the third quarter of 2012, and $456.7 million, or $1.72 per share, in the first nine months of 2012.

•

The addition of NSTAR provided an earnings contribution of $225.6 million for the first nine months of 2013, compared to $141 million for the first nine months of 2012.  Because the merger closed on April 10, 2012, NSTAR’s first quarter 2012 results are not reflected in NU’s results for the first nine months of 2012.

•

Our electric distribution segment, which includes generation, earned $156.9 million, or $0.50 per share, in the third quarter of 2013 and $347.5 million, or $1.10 per share, in the first nine months of 2013, compared with earnings of $150.5 million, or $0.48 per share, in the third quarter of 2012 and $212.1 million, or $0.80 per share, in the first nine months of 2012.  The results for the third quarter and first nine months of 2012 reflect $0.2 million and $51 million, respectively, of after-tax merger-related costs.

•

Our transmission segment earned $58.6 million, or $0.18 per share, in the third quarter of 2013 and $215.4 million, or $0.68 per share, in the first nine months of 2013, compared with $71.1 million, or $0.23 per share, in the third quarter of 2012 and $181.1 million, or $0.68 per share, in the first nine months of 2012.  The results for the third quarter and first nine months of 2013 reflect an after-tax reserve of $14.3 million.  For further information, see the Legislative, Regulatory, Policy and Other Items section in this Executive Summary.

•

Our natural gas distribution segment had a net loss of $10.4 million, or $0.03 per share, in the third quarter of 2013 and earnings of $34.1 million, or $0.11 per share, in the first nine months of 2013, compared with a net loss of $4.4 million, or $0.02 per share, in the third quarter of 2012 and earnings of $8.3 million, or $0.03 per share, in the first nine months of 2012.  The results for the first nine months of 2012 reflect $2.1 million of after-tax merger-related costs.

•

NU parent and other companies earned $4.4 million, or $0.01 per share, in the third quarter of 2013 and $11.6 million, or $0.04 per share, in the first nine months of 2013, compared with net expenses of $9.6 million, or $0.03 per share, in the third quarter of 2012 and $50.3 million, or $0.19 per share, in the first nine months of 2012.  The results for the third quarter and first nine months of 2013 reflect $7 million and $10.6 million, respectively, of after-tax integration costs.  The results for the third quarter and first nine months of 2012 reflect $12.7 million and $52.4 million, respectively, of after-tax merger-related costs.

Legislative, Regulatory, Policy and Other Items:

•

On July 1, 2013, NPT filed the DOE Presidential Permit Application Amendment.  The DOE has completed its public scoping meeting process and is currently performing field work and data collection.  The $1.4 billion project is expected to be operational by mid-2017.

•

On August 6, 2013, a FERC ALJ issued an initial decision regarding the September 2011 joint complaint filed at FERC by various New England parties concerning the base ROE earned by New England transmission owners (NETOs).  The initial decision found that the current base ROE is not reasonable, but leaves policy considerations and additional adjustments to the FERC, and determined that a separate base ROE of 10.6 percent and 9.7 percent should be set for the refund period (October 1, 2011 through December 31, 2012) and the prospective period (beginning when FERC issues its final decision), respectively.  The FERC may adjust the prospective period base ROE in its final decision, expected in 2014, to reflect movement in the capital markets from when the case was filed in April 2013.  As a result, in the third quarter of 2013, we recorded a reserve and recognized an after-tax charge of $14.3 million for the potential financial impact from the FERC ALJ's initial decision.

Liquidity:

•

Cash and cash equivalents totaled $57.9 million as of September 30, 2013, compared with $45.7 million as of December 31, 2012, while investments in property, plant and equipment totaled $1.1 billion in the first nine months of 2013 and 2012.

•

Cash flows provided by operating activities totaled $1.1 billion in the first nine months of 2013, compared with $700.8 million in the first nine months of 2012 (amounts are net of RRB payments).  The improved operating cash flows were due primarily to the addition of NSTAR, a decrease in storm restoration costs and the absence in 2013 of customer bill credits and merger-related costs paid in the first nine months of 2012, partially offset by an increase in Pension Plan cash contributions.

•

On September 1, 2013, WMECO repaid at maturity $55 million of 5.00 percent Senior Notes using short-term debt.  On September 3, 2013, CL&P redeemed at par $125 million of 1.25 percent 2011 PCRBs that were subject to mandatory tender for purchase using short-term debt.  On September 20, 2013, NU parent repaid at maturity $300 million of Floating Rate Senior Notes with proceeds from NU parent’s issuance on May 13, 2013 of $750 million of Senior Notes.

•

The following transactions became effective on September 6, 2013:  (1) NU parent and certain of its subsidiaries amended their joint five-year $1.15 billion revolving credit facility dated July 25, 2012 by increasing the aggregate principal amount available thereunder by $300 million to $1.45 billion, extending the expiration date from July 25, 2017 to September 6, 2018, and increasing CL&P's borrowing sublimit from $300 million to $600 million; (2) CL&P’s $300 million revolving credit facility was terminated; (3) NSTAR Electric amended its five-year $450 million revolving credit facility dated July 25, 2012 by extending the expiration date from July 25, 2017 to September 6, 2018; and (4) NU parent’s $1.15 billion commercial paper program was increased by $300 million to $1.45 billion.

Overview

Consolidated:  A summary of our earnings by business, which also reconciles the non-GAAP financial measures of consolidated non-GAAP earnings and EPS, as well as EPS by business, to the most directly comparable GAAP measures of consolidated Net Income Attributable to Controlling Interest and diluted EPS, for the third quarter and first nine months of 2013 and 2012 is as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Millions of Dollars, Except	2013		2012		2013		2012 (1)
Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income Attributable to Controlling Interest (GAAP)	$209.5	$0.66	$207.6	$0.66	$608.6	$1.93	$351.2	$1.32
Regulated Companies	$205.1	$0.65	$217.4	$0.69	$597.0	$1.89	$454.6	$1.71
NU Parent and Other Companies	11.4	0.04	3.1	0.01	22.2	0.07	2.1	0.01
Non-GAAP Earnings	216.5	0.69	220.5	0.70	619.2	1.96	456.7	1.72
Integration and Merger-Related Costs (after-tax) (2)	(7.0)	(0.03)	(12.9)	(0.04)	(10.6)	(0.03)	(105.5)	(0.40)
Net Income Attributable to Controlling Interest (GAAP)	$209.5	$0.66	$207.6	$0.66	$608.6	$1.93	$351.2	$1.32

(1)

Results include the operations of NSTAR from the date of the merger, April 10, 2012, through September 30, 2012.

(2)

The third quarter and first nine months of 2013 costs related to integration costs incurred at NU parent for employee severance accruals, consulting and compensation expenses.  The first nine months of 2012 after-tax merger-related costs consisted of Regulated companies’ charges of $53.1 million (for further information, see the Regulated Companies portion of this Overview section), costs of $33.2 million at NU parent related to investment advisory fees, attorney fees, and consulting costs, a $10.3 million charge related to change in control costs and other compensation costs at NU parent and NSTAR LLC, and an $8.9 million charge at NU parent for the establishment of a fund to advance Connecticut energy goals related to the Connecticut settlement agreement.

In the third quarter of 2013, we recorded an after-tax charge for severance benefit expenses of $5.5 million at NU parent in connection with the partial outsourcing of information technology functions made as part of ongoing post-merger integration.  Excluding the impact of these integration costs as well as other integration and merger-related costs, our third quarter 2013 earnings decreased by $4 million, as compared to the third quarter of 2012.  The decrease was due primarily to the establishment of an after-tax reserve of $14.3 million related to an August 2013 initial decision from a FERC ALJ that lowers the base ROE earned by NETOs for the 15-month period ended December 31, 2012. For further information, see “FERC Regulatory Issues - FERC Base ROE Complaint” in this Management's Discussion and Analysis of Financial Condition and Results of Operations.  Partially offsetting that reserve was higher transmission segment earnings as a result of increased investments in the transmission infrastructure and higher retail electric distribution revenues as a result of an increase in third quarter 2013 demand charges, as compared to third quarter 2012, and the favorable impact related to an increase in PSNH rates effective July 1, 2013 as a result of the PSNH 2010 distribution rate case settlement.

Excluding the impacts of integration and merger-related costs, our first nine months of 2013 earnings increased by $162.5 million, as compared to the first nine months of 2012, due primarily to the inclusion of NSTAR effective April 10, 2012 (NSTAR provided an earnings contribution of $225.6 million for the first nine months of 2013, compared to $141 million for the first nine months of 2012), lower overall operations and maintenance costs, higher retail electric and firm natural gas sales, higher transmission segment earnings as a result of increased investments in the transmission infrastructure, and the favorable impact from the resolution of a state income tax audit in the first quarter of 2013.  Partially offsetting these favorable earnings impacts were higher depreciation and property tax expense and the establishment of the $14.3 million after-tax reserve related to the August 2013 FERC ALJ initial decision.

Regulated Companies:  Our Regulated companies consist of the electric distribution, transmission and natural gas distribution segments.  Generation activities of PSNH and WMECO are included in our electric distribution segment.  A summary of our segment earnings for the third quarter and first nine months of 2013 and 2012 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars)	2013	2012	2013	2012 (1)
Electric Distribution	$156.9	$150.7	$347.5	$263.1
Transmission	58.6	71.1	215.4	181.1
Natural Gas Distribution	(10.4)	(4.4)	34.1	10.4
Total - Regulated Companies	$205.1	$217.4	$597.0	$454.6
Merger-Related Costs (after-tax) (2)	-	(0.2)	-	(53.1)
Net Income - Regulated Companies	$205.1	$217.2	$597.0	$401.5

(1)

Results include the operations of NSTAR from the date of the merger, April 10, 2012, through September 30, 2012.

(2)

The first nine months of 2012 after-tax merger-related costs consisted of $27.6 million in charges ($46 million pre-tax) at CL&P, NSTAR Electric, NSTAR Gas and WMECO for customer bill credits related to the Connecticut and Massachusetts settlement agreements, a $23.6 million charge ($40 million pre-tax) related to the Connecticut settlement agreement, whereby CL&P agreed to forego recovery of previously deferred storm restoration costs associated with Tropical Storm Irene and the October 2011 snowstorm, and a $1.9 million charge related to change in control costs and other compensation costs.

The third quarter 2013 electric distribution segment earnings increased, as compared to the third quarter of 2012, due primarily to higher retail electric distribution revenues as a result of an increase in third quarter 2013 demand charges, as compared to third quarter 2012, and the favorable impact related to an increase in PSNH rates effective July 1, 2013 as a result of the PSNH 2010 distribution rate case settlement.  Partially offsetting these favorable earnings impacts were higher depreciation and property tax expense as well as lower retail electric sales as a result of cooler summer weather in the third quarter of 2013, as compared to the same period in 2012.

Excluding $51 million of 2012 after-tax merger-related costs, the first nine months of 2013 electric distribution segment earnings increased, as compared to the first nine months of 2012, due primarily to the inclusion of NSTAR Electric distribution business’ earnings, lower overall operations and maintenance costs and higher retail electric sales due primarily to colder weather in the first quarter of 2013, as compared to the first quarter of 2012.  The first nine months of 2013 results were also favorably impacted by PSNH rate increases effective July 1, 2012 and July 1, 2013 as a result of the 2010 distribution rate case settlement.  Partially offsetting these favorable earnings impacts were higher depreciation and property tax expense.

The third quarter 2013 transmission segment earnings decreased, as compared to the third quarter of 2012, due primarily to the establishment of the $14.3 million after-tax reserve related to the August 2013 FERC ALJ initial decision.  Partially offsetting that reserve was increased investments in the transmission infrastructure, including GSRP, which was 98 percent complete as of September 30, 2013.

The first nine months of 2013 transmission segment earnings increased, as compared to the first nine months of 2012, due primarily to the inclusion of NSTAR Electric transmission business’ earnings, increased investments in the transmission infrastructure, including GSRP, and the favorable impact from the resolution of a state income tax audit in the first quarter of 2013, partially offset by the $14.3 million after-tax reserve related to the August 2013 FERC ALJ initial decision.

The third quarter 2013 natural gas distribution segment earnings decreased, as compared to the third quarter of 2012, due primarily to the recognition of higher depreciation and property tax expense at NSTAR Gas and higher overall operations and maintenance costs.

Excluding $2.1 million of 2012 after-tax merger-related costs, the first nine months of 2013 natural gas distribution segment earnings increased, as compared to the first nine months of 2012, due primarily to the inclusion of NSTAR Gas’ earnings, higher firm natural gas sales due primarily to colder weather in the first quarter of 2013, as compared to the first quarter of 2012, the favorable impact related to an increase in Yankee Gas rates effective July 1, 2012 as a result of the Yankee Gas 2011 rate case decision, and lower interest expense, partially offset by the recognition of higher depreciation and property tax expense at NSTAR Gas.

A summary of our retail electric GWh sales and percentage changes, assuming NSTAR Electric had been part of the NU electric distribution system for all periods, as well as percentage changes in CL&P, NSTAR Electric, PSNH and WMECO retail electric GWh sales, and our firm natural gas sales in million cubic feet and percentage changes, assuming NSTAR Gas had been part of the NU natural gas distribution system for all periods, as well as percentage changes in Yankee Gas and NSTAR Gas, for the third quarter and first nine months of 2013, as compared to the same periods in 2012, is as follows:

	For the Three Months Ended September 30, 2013 Compared to 2012			For the Nine Months Ended September 30, 2013 Compared to 2012
	Sales (GWh)			Sales (GWh)		Percentage
NU – Electric	2013	2012	Percentage Decrease	2013	2012 (1)	Increase/ (Decrease)
Residential	6,102	6,217	(1.8)%	16,625	16,296	2.0%
Commercial (2)	7,616	7,721	(1.4)%	21,064	21,008	0.3%
Industrial	1,529	1,563	(2.2)%	4,265	4,393	(2.9)%
Total	15,247	15,501	(1.6)%	41,954	41,697	0.6%

	For the Three Months Ended September 30, 2013 Compared to 2012				For the Nine Months Ended September 30, 2013 Compared to 2012
	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	NSTAR Electric	PSNH	WMECO
Electric	Percentage Decrease	Percentage Decrease	Percentage Increase/ (Decrease)	Percentage Decrease	Percentage Increase/ (Decrease)	Percentage Increase/ (Decrease)	Percentage Increase	Percentage Increase/ (Decrease)
Residential	(1.8)%	(2.7)%	0.3%	(2.5)%	2.9%	0.8%	2.1%	1.3%
Commercial (2)	(1.1)%	(1.9)%	(0.3)%	(1.7)%	0.4%	0.1%	0.7%	(0.7)%
Industrial	(5.2)%	(1.2)%	2.0%	(1.1)%	(5.4)%	(3.3)%	1.5%	(1.9)%
Total	(1.9)%	(2.1)%	0.3%	(1.9)%	0.9%	0.1%	1.4%	(0.1)%

(1)

Results include retail electric sales of NSTAR Electric from January 1, 2012 through September 30, 2012 for comparative purposes only.

(2)

Commercial retail electric GWh sales include streetlighting and railroad retail sales.

	For the Three Months Ended September 30, 2013 Compared to 2012			For the Nine Months Ended September 30, 2013 Compared to 2012
	Sales (million cubic feet)		Percentage	Sales (million cubic feet)
NU – Firm Natural Gas	2013	2012	Increase/ (Decrease)	2013	2012 (1)	Percentage Increase
Residential	2,407	2,413	(0.3)%	24,392	20,124	21.2%
Commercial	4,673	4,230	10.5%	28,066	24,524	14.4%
Industrial	4,093	4,053	1.0%	15,588	15,387	1.3%
Total	11,173	10,696	4.5%	68,046	60,035	13.3%
Total, Net of Special Contracts (2)	10,155	9,462	7.3%	64,815	55,341	17.1%

	For the Three Months Ended September 30, 2013 Compared to 2012		For the Nine Months Ended September 30, 2013 Compared to 2012
	Sales (million cubic feet)		Sales (million cubic feet)
	Yankee Gas	NSTAR Gas	Yankee Gas	NSTAR Gas (3)
	Percentage	Percentage	Percentage	Percentage
NU – Firm Natural Gas	Increase/(Decrease)	Increase/(Decrease)	Increase/(Decrease)	Increase
Residential	9.0%	(6.4)%	23.0%	20.0%
Commercial	6.5%	14.6%	15.4%	13.6%
Industrial	(1.7)%	11.1%	(2.8)%	14.4%
Total	2.7%	7.0%	10.5%	16.4%
Total, Net of Special Contracts (2)	7.6%		17.9%

(1)

Results include firm natural gas sales of NSTAR Gas from January 1, 2012 through September 30, 2012 for comparative purposes only.

(2)

Special contracts are unique to the customers who take service under such an arrangement and generally specify the amount of distribution revenue to be paid to Yankee Gas regardless of the customers’ usage.

(3)

NSTAR Gas’ sales data from January 1, 2012 through September 30, 2012 has been provided for comparative purposes only.

Weather, fluctuations in energy supply costs, conservation measures (including company-sponsored energy efficiency programs), and economic conditions affect customer energy usage.  Industrial sales are less sensitive to temperature variations than residential and commercial sales.  Weather impacts electric sales primarily during the summer and natural gas sales during the winter in our service territories (natural gas sales are more sensitive to temperature variations than electric sales).  Customer heating or cooling usage may not directly correlate with historical levels or with the level of degree-days that occur.  In addition, our electric and natural gas businesses are impacted by variations in weather and are susceptible to damage from major storms and other natural events and disasters that could adversely affect our ability to provide energy.

For the third quarter of 2013, our consolidated retail electric sales were lower, as compared to the same period in 2012, due primarily to a decrease in residential sales as a result of cooler summer weather in the third quarter of 2013, as compared to the same period in 2012.  For the first nine months of 2013, our consolidated retail electric sales were higher, as compared to the same period in 2012, due primarily to the colder weather in the first quarter of 2013, as compared to the first quarter of 2012.

For the third quarter of 2013, actual retail electric sales for CL&P, NSTAR Electric and WMECO decreased while actual retail electric sales for PSNH reflected a slight increase, as compared to the same period in 2012.  Cooling degree days were eight percent lower than last year in Connecticut and western Massachusetts, two percent lower than last year in the Boston metropolitan area, and 11 percent lower than last year in New Hampshire.  On a weather-normalized basis (based on 30-year average temperatures), retail electric sales for CL&P, NSTAR Electric and WMECO decreased, while retail electric sales for PSNH increased, for the third quarter of 2013, as compared to the same period in 2012, with the NU combined consolidated total retail electric sales decreasing by 0.3 percent.  We believe the decrease was due primarily to increased conservation efforts among all our customer classes, primarily at NSTAR Electric as a result of company sponsored energy efficiency programs.

For the first nine months of 2013, actual retail electric sales for CL&P, NSTAR Electric and PSNH increased while actual retail electric sales for WMECO remained relatively unchanged, as compared to the same period in 2012.  Actual retail electric sales increased due primarily to the colder weather in the first quarter of 2013, as compared to the first quarter of 2012.  For the first nine months of 2013, heating degree days were 22 percent higher in Connecticut and western Massachusetts, 21 percent higher in the Boston metropolitan area, and 15 percent higher in New Hampshire, as compared to the same period in 2012.  On a weather-normalized basis, retail electric sales for CL&P and PSNH increased, while retail electric sales for NSTAR Electric and WMECO decreased, for the first nine months of 2013, as compared to the same period in 2012, with the NU combined consolidated total retail electric sales remaining relatively unchanged, assuming NSTAR Electric had been part of the NU electric distribution system for all periods.

For WMECO, fluctuations in retail electric sales do not impact earnings due to the DPU-approved revenue decoupling mechanism.  Under this decoupling mechanism, WMECO has an overall fixed annual level of distribution delivery service revenues of $132.4 million comprised of customer base rate revenues of $125.4 million and a baseline low income discount recovery of $7 million.  These two mechanisms effectively break the relationship between sales volume and revenues recognized.

Our consolidated firm natural gas sales are subject to many of the same influences as our retail electric sales, but have benefitted from favorable natural gas prices and customer growth across all three customer classes.  In the third quarter and first nine months of 2013, actual and weather-normalized firm natural gas sales increased, as compared to the same periods in 2012.  Third quarter actual and weather-normalized firm natural gas sales were higher due primarily to residential customer growth, incremental natural gas conversions, the migration of interruptible customers switching to firm service rates, and the addition of gas-fired distributed generation, all of which was primarily in the Yankee Gas service territory.  The first nine months of 2013 actual firm natural gas sales were higher due primarily to colder weather in the first quarter of 2013, as compared to the same period in 2012, assuming NSTAR Gas had been part of the NU combined natural gas distribution system for all periods.  On a weather-normalized basis, the NU combined consolidated total firm natural gas sales increased 3.6 percent in the first nine months of 2013, as compared to the same period in 2012, due primarily to residential customer growth, incremental natural gas conversions, the migration of interruptible customers switching to firm service rates, and the addition of gas-fired distributed generation, all of which was primarily in the Yankee Gas service territory.

NU Parent and Other Companies:  NU parent and other companies (which includes NSTAR LLC from the date of the merger, April 10, 2012, and our competitive businesses held by NU Enterprises) earned $4.4 million and $11.6 million in the third quarter and first nine months of 2013, respectively, compared with net expenses of $9.6 million and $50.3 million in the third quarter and first nine months of 2012, respectively.  Excluding the impact of integration and merger-related costs, NU parent and other companies earned $11.4 million and $22.2 million in the third quarter and first nine months of 2013, respectively, compared with earnings of $3.1 million and $2.1 million in the third quarter and first nine months of 2012, respectively.  Improved results were due primarily to a lower effective tax rate and, for the first nine months of 2013, the inclusion of NSTAR Communications.

Liquidity

Consolidated:  Cash and cash equivalents totaled $57.9 million as of September 30, 2013, compared with $45.7 million as of December 31, 2012.

On July 31, 2013, the FERC approved CL&P’s and WMECO’s short-term debt application requesting authorization to issue total short-term borrowings up to a maximum of $600 million and $300 million, respectively.  The authorization is effective January 1, 2014 through December 31, 2015.

On August 29, 2013, NSTAR Electric filed an application with the DPU requesting authorization to issue up to $800 million in long-term debt for the two-year period ending December 31, 2015.

On September 1, 2013, WMECO repaid at maturity $55 million of 5.00 percent Series A Senior Notes using short-term debt.

On September 3, 2013, CL&P redeemed at par $125 million of 1.25 percent Series B 2011 PCRBs that were subject to mandatory tender for purchase using short-term debt.

On September 20, 2013, NU parent repaid at maturity $300 million of Floating Rate Series D Senior Notes with proceeds from NU parent’s issuance on May 13, 2013 of $750 million of Series E and Series F Senior Notes.

On September 6, 2013, NU parent, CL&P, NSTAR LLC, NSTAR Gas, PSNH, WMECO and Yankee Gas amended their joint five-year $1.15 billion revolving credit facility dated July 25, 2012 by increasing the aggregate principal amount available thereunder by $300 million to $1.45 billion, extending the expiration date from July 25, 2017 to September 6, 2018, and increasing CL&P's borrowing sublimit from $300 million to $600 million.  At the same time, effective September 6, 2013, the CL&P $300 million revolving credit facility was terminated.

On September 6, 2013, NSTAR Electric amended its five-year $450 million revolving credit facility dated July 25, 2012 by extending the expiration date from July 25, 2017 to September 6, 2018.

On September 6, 2013, the NU parent $1.15 billion commercial paper program was increased by $300 million to $1.45 billion.

On September 26, 2013, the NHPUC issued an order, effective October 8, 2013, approving PSNH's request to issue up to $315 million in long-term debt through December 31, 2014, and to refinance $89.3 million 2001 Series B PCRBs through its existing maturity of May 2021.

Cash flows provided by operating activities totaled $1.1 billion in the first nine months of 2013, compared with $700.8 million in the same period of 2012 (all amounts are net of RRB payments, which are included in financing activities on the accompanying statements of cash flows).  The improved operating cash flows were due primarily to the addition of NSTAR, which contributed $138.1 million of operating cash flows (net of RRB payments) in the first quarter of 2013, a decrease of approximately $93 million in cash disbursements for storm restoration costs in the first nine months of 2013 associated primarily with the February blizzard, as compared to cash disbursements for storm restoration costs in the first nine months of 2012 associated primarily with Tropical Storm Irene and the October 2011 snowstorm, the absence in 2013 of $73 million in cash disbursements in the first nine months of 2012 at CL&P, NSTAR Electric, NSTAR Gas and WMECO related to customer bill credits and the absence in 2013 of $34 million of merger-related costs in the first nine months of 2012.  Partially offsetting these favorable cash flow impacts were a $97.4 million increase in Pension Plan cash contributions, an increase in coal and fuel inventories, and changes in traditional working capital amounts principally due to the changes in timing of accounts receivable and accounts payable.

We paid common dividends of $341.7 million in the first nine months of 2013, compared with $267.4 million in the same period of 2012.  On September 4, 2013, our Board of Trustees approved a common dividend payment of $0.3675 per share, which was paid on September 30, 2013 to shareholders of record as of September 16, 2013.

In the first nine months of 2013, CL&P, NSTAR Electric, PSNH, and WMECO paid $114 million, $56 million, $51 million, and $30 million, respectively, in common dividends to their respective parent company.

Investments in Property, Plant and Equipment on the accompanying statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized portions of pension expense.  In the first nine months of 2013, investments for NU, CL&P, NSTAR Electric, PSNH, and WMECO were $1.1 billion, $294.6 million, $330.6 million, $155.7 million, and $127.4 million, respectively.

Business Development and Capital Expenditures

Consolidated:  Our consolidated capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized portions of pension expense (all of which are non-cash factors), totaled $1.1 billion in the first nine months of 2013, compared with $1.1 billion in the same period of 2012.  These amounts included $14.7 million and $30.9 million in the first nine months of 2013 and 2012, respectively, related to our corporate service companies, NUSCO and RRR.

Transmission Business:  Overall, transmission business capital expenditures decreased by $47.7 million in the first nine months of 2013, as compared to the same period of 2012, due primarily to the WMECO portion of GSRP nearing completion, partially offset by the addition of NSTAR Electric's capital expenditures.  A summary of transmission capital expenditures by company for the first nine months of 2013 and 2012 is as follows:

	For the Nine Months Ended September 30,
(Millions of Dollars)	2013	2012 (1)
CL&P	$133.5	$148.2
NSTAR Electric	140.0	79.4
PSNH	58.0	44.5
WMECO	62.0	179.3
NPT	32.0	21.8
Total Transmission Segment	$425.5	$473.2

(1)

Results include transmission capital expenditures of NSTAR Electric from the date of the merger, April 10, 2012, through September 30, 2012.

NEEWS:  GSRP, a project that involves the construction of 115 kV and 345 kV overhead lines by CL&P and WMECO from Ludlow, Massachusetts to Bloomfield, Connecticut, is the first, largest and most complicated project within the NEEWS family of projects.  The $718 million project is currently completing its last major construction phase and, with the new 345 kV circuit in service, is already providing reliability and economic benefits to customers.  We expect the project to be fully placed in service in late 2013 with a total cost approximately six percent lower than budget.  As of September 30, 2013, the project was approximately 98 percent complete and CL&P and WMECO had placed $534 million in service.

The Interstate Reliability Project, which includes CL&P’s construction of an approximately 40-mile, 345 kV overhead line from Lebanon, Connecticut to the Connecticut-Rhode Island border in Thompson, Connecticut where it will connect to transmission enhancements being constructed by National Grid, is our second major NEEWS project.  All siting applications have been filed by CL&P and National Grid.  The Connecticut and Rhode Island portions of the project have been approved.  We now have all state environmental approvals and expect a siting approval decision in Massachusetts in the second quarter of 2014.  Our portion of the cost is expected to be $218 million and the project is expected to be placed in service in late 2015.

Greater Hartford Central Connecticut Study (GHCC):  GHCC, which includes the reassessment of the Central Connecticut Reliability Project, continues to make progress.  In August 2012, ISO-NE presented its preliminary reliability needs assessment for GHCC to the ISO-NE Planning Advisory Committee.  The results showed existing and worsening severe regional and local thermal overloads and voltage violations within and across each of the four study areas.  ISO-NE is expected to confirm the preferred transmission solutions in the first half of 2014, which are likely to include many 115 kV upgrades.  We continue to expect that the specific future projects being identified to address these reliability concerns will cost approximately $300 million.

Included as part of NEEWS are associated reliability related projects, approximately $82 million of which have been placed in service and approximately $12 million of which are in various phases of construction and will continue to go into service through 2013.

Through September 30, 2013, CL&P and WMECO had capitalized $242 million and $556 million, respectively, in costs associated with NEEWS, of which $30.1 million and $37.6 million, respectively, were capitalized during the first nine months of 2013.

Cape Cod Reliability Projects:  Transmission projects serving Cape Cod in the Southeastern Massachusetts (SEMA) reliability region consist of an expansion and upgrade of NSTAR Electric's existing transmission infrastructure including construction of a new 345 kV transmission line that crosses the Cape Cod Canal and associated 115 kV upgrades in the center of Cape Cod (Lower SEMA Transmission Project) and related 115 kV projects (Mid-Cape Project).  All regulatory licensing and permitting is complete for the Lower SEMA Transmission Project and construction commenced in September 2012.  The new 345 kV line was placed into service on June 25, 2013.  Additional 115 kV line upgrades are expected to be completed in late 2013.  The Mid-Cape Project is scheduled to be completed in 2017.  The aggregate estimated construction costs for the Cape Cod projects are expected to be approximately $150 million.  Through September 30, 2013, NSTAR Electric had capitalized $91.3 million in costs associated with the Cape Cod projects, of which $55.4 million was capitalized during the first nine months of 2013.

Northern Pass:  Northern Pass is NPT's planned HVDC transmission line from the Québec-New Hampshire border to Franklin, New Hampshire and an associated alternating current radial transmission line between Franklin and Deerfield, New Hampshire.  Northern Pass will interconnect at the Québec-New Hampshire border with a planned HQ HVDC transmission line.  The $1.4 billion project is subject to comprehensive federal and state public permitting processes and is expected to be operational by mid-2017.  On July 1, 2013, NPT filed the DOE Presidential Permit Application Amendment.  The DOE has completed its public scoping meeting process and is currently performing field work and data collection.

Distribution Business:  A summary of distribution capital expenditures by company for the first nine months of 2013 and 2012 is as follows:

	For the Nine Months Ended September 30,
(Millions of Dollars)	2013	2012 (1)
CL&P:
Basic Business	$42.7	$55.5
Aging Infrastructure	116.6	133.2
Load Growth	56.9	57.8
Total CL&P	216.2	246.5
NSTAR Electric:
Basic Business	84.6	31.9
Aging Infrastructure	75.0	76.6
Load Growth	22.5	7.3
Total NSTAR Electric	182.1	115.8
PSNH:
Basic Business	13.7	16.1
Aging Infrastructure	32.2	33.3
Load Growth	18.3	14.0
Total PSNH	64.2	63.4
WMECO:
Basic Business	5.3	10.4
Aging Infrastructure	16.7	13.8
Load Growth	5.7	4.9
Total WMECO	27.7	29.1
Total - Electric Distribution (excluding Generation)	490.2	454.8
Total - Natural Gas	126.3	111.9
Other Distribution	0.4	0.2
Total Electric and Natural Gas	616.9	566.9
PSNH Generation:
Clean Air Project	-	22.2
Other	5.5	6.8
Total PSNH Generation	5.5	29.0
WMECO Generation	0.9	0.5
Total Distribution Segment	$623.3	$596.4

(1)

Results include the electric and natural gas distribution capital expenditures of NSTAR from the date of the merger, April 10, 2012, through September 30, 2012.

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

WMECO Solar Project: On September 4, 2013, the DPU approved WMECO's proposal to build a third solar generation facility and expand its solar energy portfolio from 6 MW to 8 MW.  On October 22, 2013, WMECO announced it would install a 3.9 MW solar generation facility on a site in East Springfield, Massachusetts.  The facility is expected to be completed in mid-2014 with an estimated cost of approximately $15 million.  WMECO currently has two solar generation facilities in operation.  The 1.8 MW solar facility in Pittsfield, Massachusetts has been operating since October 2010 and the 2.3 MW solar facility in Springfield, Massachusetts has been generating electricity since November 2011.

FERC Regulatory Issues

FERC Base ROE Complaint:  On September 30, 2011, several New England state attorneys general, state regulatory commissions, consumer advocates and other parties filed a joint complaint with the FERC under Sections 206 and 306 of the Federal Power Act alleging that the base ROE used in calculating formula rates for transmission service under the ISO-NE Open Access Transmission Tariff by NETOs, including CL&P, NSTAR Electric, PSNH and WMECO, is unjust and unreasonable.  The complainants asserted that the current 11.14 percent rate, which became effective in 2006, is excessive due to changes in the capital markets and are seeking an order to reduce the rate, which would be effective October 1, 2011.  In response, the NETOs filed testimony and analysis based on standard FERC methodology and precedent, demonstrating that the base ROE of 11.14 percent remained just and reasonable.  The FERC set the case for trial before a FERC ALJ after settlement negotiations were unsuccessful in August 2012.

Hearings before the FERC ALJ were held in May 2013, followed by the filing of briefs by the complainants, the Massachusetts municipal electric utilities (late interveners to the case), the FERC trial staff and the NETOs.  The NETOs recommended that the current base ROE of 11.14 percent should remain in effect for the refund period (October 1, 2011 through December 31, 2012) and the prospective period (beginning when FERC issues its final decision).  The complainants, the Massachusetts municipal electric utilities, and the FERC trial staff each recommended a base ROE of 9 percent or below.

On August 6, 2013, the FERC ALJ issued an initial decision, finding that the current base ROE is not reasonable under the standard application of FERC methodology, but leaving policy considerations and additional adjustments to the FERC.  Using the established FERC methodology, the FERC ALJ determined that a separate base ROE should be set for the refund period and the prospective period.  The FERC ALJ found those base ROEs to be 10.6 percent and 9.7 percent, respectively.  The FERC may adjust the prospective period base ROE in its final decision to reflect movement in 10-year Treasury bond rates from when the case was filed (April 2013) to the date of the final decision.  The parties filed briefs on this decision to the FERC, and a decision from the FERC is expected in 2014.  Though NU cannot predict the ultimate outcome of this proceeding, during the third quarter of 2013, the Company recorded a series of reserves at its electric subsidiaries to recognize the potential financial impact from the FERC ALJ's initial decision for the refund period.  As a result, the aggregate after-tax charge to earnings totaled $14.3 million at NU.  This represents reserves of $7.7 million at CL&P, $3.4 million at NSTAR Electric, $1.4 million at PSNH and $1.8 million at WMECO.

We expect the CL&P, NSTAR Electric, PSNH, and WMECO aggregate shareholder equity invested in their transmission facilities to be approximately $2.4 billion at the end of 2013.  As a result, each 10 basis point change in the prospective period authorized base ROE would change annual consolidated earnings by an approximate $2.4 million.

Regulatory Developments and Rate Matters

The Regulated companies' distribution rates are set by their respective state regulatory commissions, and their tariffs include mechanisms for periodically adjusting their rates.  Other than as described below, for the first nine months of 2013, changes made to the Regulated companies’ rates did not have a material impact on their earnings, financial position, or cash flows.  For further information, see "Financial Condition and Business Analysis – Regulatory Developments and Rate Matters" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the NU 2012 Form 10-K.

Major Storms:

2013, 2012 and 2011 Major Storms:  In 2013, 2012 and 2011, CL&P, NSTAR Electric, PSNH and WMECO each experienced significant storms that impacted their service territories, including Tropical Storm Irene, the October 2011 snowstorm, Storm Sandy, and the February 2013 blizzard.  As of September 30, 2013, the estimated storm restoration costs deferred for future recovery for major storms that occurred during these time periods at CL&P, NSTAR Electric, PSNH, and WMECO were as follows:

(Millions of Dollars)	2012 and 2011	2013	Total
CL&P	$ 462.0	$ 28.7	$ 490.7
NSTAR Electric	64.9	63.6	128.5
PSNH	33.5	2.3	35.8
WMECO	35.4	-	35.4
Total	$ 595.8	$ 94.6	$ 690.4

The magnitude of these storm restoration costs met the criteria for cost deferral in Connecticut, Massachusetts, and New Hampshire, and as a result, the storms had no material impact on the results of operations of CL&P, NSTAR Electric, PSNH and WMECO.  We believe our response to all of these storms was prudent and therefore we believe it is probable that CL&P, NSTAR Electric, PSNH and WMECO will be allowed to recover the deferred storm restoration costs.  Each operating company is seeking recovery of its estimated deferred storm restoration costs through its applicable regulatory recovery process.

Connecticut 2013 Storm Filing:  In March 2013, CL&P filed a request with PURA for approval to recover storm restoration costs associated with five major storms, all of which occurred in 2011 and 2012.  CL&P's deferred storm restoration costs associated with these major storms totaled $462 million.  Of that amount, approximately $414 million is subject to recovery in rates after giving effect to CL&P’s agreement to forego the recovery of $40 million of previously deferred storm restoration costs as well as an existing storm reserve fund balance of approximately $8 million.  CL&P is seeking to recover the $414 million, plus carrying costs, in its distribution rates over a six-year period beginning on December 1, 2014, in accordance with the PURA-approved Connecticut settlement agreement.  In September 2013, PURA completed hearings to review the March 2013 filing.  Currently CL&P is in the briefing stage of the PURA review process with the proposed schedule providing a final PURA decision regarding the recovery of these storm restoration costs in late-January 2014.

WMECO SRRCA Mechanism:  In February 2011, at the time of the last base distribution rate case, WMECO established a Storm Reserve Recovery Cost Adjustment (SRRCA) mechanism to recover the restoration costs associated with seven major storms, which occurred between June 2008 and May 2010, and to allow WMECO to request approval to recover qualified incremental major storm restoration costs over a five-year period.  WMECO began recovering the restoration costs of these seven major storms effective February 1, 2011, subject to further review and reconciliation.  On October 31, 2011, WMECO requested approval to recover the restoration costs of four additional major storms, all of which occurred in 2011 and included Tropical Storm Irene.  WMECO began recovering the restoration costs of these four major storms effective January 1, 2012, subject to further review and reconciliation.  The

DPU consolidated its review of the restoration costs for these eleven major storms into a single proceeding.  Hearings were conducted in early April 2013, followed by the submission of initial and reply briefs in May and June 2013.  Collectively, WMECO is requesting that the DPU approve the recovery of storm restoration costs totaling $24 million for these eleven storms.

Massachusetts 2013 Storm Filings:  In March 2013, NSTAR Electric filed a request with the DPU for approval to recover approximately $35 million in storm restoration costs, plus carrying costs, related to Tropical Storm Irene and the October 2011 snowstorm.  NSTAR Electric is seeking to recover these costs in its distribution rates over a five-year period beginning on January 1, 2014 in accordance with the DPU-approved Massachusetts comprehensive merger settlement agreement.  Hearings were conducted in early August 2013, followed by the submission of simultaneous initial briefs on August 28, 2013 and simultaneous reply briefs on September 6, 2013.

On August 30, 2013, WMECO filed its annual SRRCA filing for restoration costs incurred for the October 2011 snowstorm ($23 million) and Storm Sandy ($4 million) for a total of $27 million.  WMECO is seeking to recover these costs in its distribution rates over a five-year period beginning on January 1, 2014.

DPU Storm Penalties: In December 2012, in separate orders issued by the DPU, NSTAR Electric and WMECO received penalties related to the investigation into the electric utilities’ responses to Tropical Storm Irene and the October 2011 snowstorm.  The DPU ordered penalties of $4.1 million and $2 million for NSTAR Electric and WMECO, respectively, which have been refunded to their customers.  In December 2012, NSTAR Electric and WMECO each filed appeals with the SJC arguing the DPU penalties should be vacated.  A briefing schedule has been established, with NSTAR Electric and WMECO’s initial briefs due to be submitted on November 5, 2013 and the Massachusetts Attorney General's response brief due 30 days later.  Oral arguments are scheduled for March 2014.

Long-Term Wind Contracts: NSTAR Electric and WMECO, along with two other Massachusetts utilities, signed a long-term commitment, as required by regulation, to purchase wind power from six wind farms in Maine and New Hampshire for a combined estimated generating capacity of approximately 550 MW.  These contracts were filed jointly with the DPU on September 20, 2013.  Over the life of the 15- to 20-year contracts, the utilities will pay an average price of less than $0.08 per kWh.  The projects are in various stages of permitting or development and are expected to begin operation between 2014 and 2016.

On September 19, 2013, CL&P, along with another Connecticut utility, signed long-term commitments, as required by regulation, to purchase approximately 250 MW of wind power from a Maine wind farm and 20 MW of solar power from sites in Connecticut, at a combined average price of less than $0.08 per kWh.  On October 23, 2013, PURA issued a final decision accepting the contracts.  The two projects are expected to be operational by the end of 2016.  For further information, see "Legislative and Policy Matters – 2013 Connecticut Legislation" in this Management’s Discussion and Analysis.

Connecticut:

Yankee Gas:  On June 14, 2013, Yankee Gas and other Connecticut natural gas distribution companies filed a comprehensive joint natural gas infrastructure expansion plan (expansion plan) with DEEP and PURA in response to Connecticut Governor Malloy’s Comprehensive Energy Strategy (CES) and the recently enacted Connecticut Public Act 13-298, "An Act Concerning Implementation of Connecticut’s Comprehensive Energy Strategy and Various Revisions to the Energy Statutes."  The expansion plan describes how the natural gas distribution companies expect to add approximately 280,000 new natural gas heating customers over the next 10 years, 82,000 of those for Yankee Gas.  The expansion plan outlines a set of comprehensive recommendations, several of which are already incorporated into Public Act 13-298.  Key recommendations include providing more flexibility in the process of adding new customers, establishing new regulatory tools to help fund conversion costs over time, providing for mechanisms for timely recovery of capital investments made by natural gas distribution companies and allowing utilities to secure additional pipeline capacity into Connecticut.  On July 16, 2013, DEEP issued a determination letter finding the expansion plan was consistent with the CES and requesting certain modifications to be made.  On July 26, 2013, the natural gas distribution companies submitted their responses to DEEP and PURA.  PURA has conducted hearings on the expansion plan, has concluded briefing, and intends to issue a final decision approving or modifying the expansion plan on November 21, 2013.  For further information on the Connecticut legislation, see "Legislative and Policy Matters – 2013 Connecticut Legislation" in this Management’s Discussion and Analysis.

New Hampshire:

PSNH Generation:  On July 15, 2013, the NHPUC accepted from the NHPUC Staff a "Report on Investigation into Market Conditions, Default Service Rate, Generation Ownership and Impact on the Competitive Electricity Market."  The report recommended that the NHPUC open a proceeding to examine whether default service rates remain sustainable on a going forward basis, define "just and reasonable" with respect to default service in the context of competitive retail markets, analyze the current and expected value of PSNH’s generating units, and identify means to mitigate and address stranded cost recovery.  On September 18, 2013 the NHPUC issued a Request for Proposal to hire a valuation expert to determine the value of PSNH's generation assets and entitlements.  The expert will be announced in early November 2013 with a final valuation report due no later than 180 days after the date the expert is hired.  No further schedule has been announced.  At this time, we cannot predict the outcome of this review.  We continue to believe all costs and generation investments are probable of recovery.  Our current PSNH generation rate base is approximately $750 million.

Clean Air Project Prudence Proceeding: In November 2011, the NHPUC opened a docket to review the Clean Air Project including the establishment of temporary rates for near-term recovery of Clean Air Project costs, a prudence review of PSNH's overall construction program, and establishment of permanent rates for recovery of prudently incurred Clean Air Project costs.  In April 2012, the NHPUC issued an order authorizing temporary rates to recover a significant portion of the Clean Air Project costs.  The docket will remain open to conduct a comprehensive prudence review of the Clean Air Project and the establishment of a permanent rate.  The temporary rates will remain in effect until a permanent rate allowing full recovery of all prudently incurred costs is approved.  At that time, the NHPUC will reconcile recoveries collected under the temporary rates with approved permanent rates.

The NHPUC has issued a series of orders ruling on the scope of its inquiry and discovery issues.  In September 2013, PSNH filed an appeal with the New Hampshire Supreme Court regarding the scope of the docket and is awaiting a Supreme Court decision on whether it will accept the case for review at this time.  The NHPUC has suspended its docket pending action by the Supreme Court.  We continue to believe that we were prudent in the undertaking and completion of the Clean Air Project.  However, we cannot predict with certainty the outcome of the Clean Air Project prudence review, but believe all costs were incurred appropriately and are probable of recovery.

Legislative and Policy Matters

2013 Connecticut Legislation:  Connecticut Governor Malloy signed into law two significant energy bills that were enacted by the legislature during the 2013 session.  The first law, Public Act 13-298, implemented a number of the recommendations proposed in the CES.  Public Act 13-298 authorized the filing of a plan to expand natural gas service to Connecticut residents that currently do not have access to natural gas.  For further information on Yankee Gas’ filing, see “Regulatory Developments and Rate Matters – Connecticut – Yankee Gas” in this Management's Discussion and Analysis of Financial Condition and Results of Operations.  The law also required PURA to implement decoupling for each of Connecticut’s electric and natural gas utilities in their next respective rate cases.  PURA is required to implement decoupling for electric utilities that reconciles actual revenues to allowed revenues.  For natural gas distribution companies, the decoupling mechanism is required to be a mechanism that does not remove the incentive to support the expansion of natural gas use pursuant to the CES (such as a mechanism that decouples distribution revenue based on a use-per-customer basis).  Finally, the law allows electric distribution companies to recover their costs as well as lost revenues from various state energy policy initiatives, including expanded energy efficiency programs.

The second law, Public Act 13-303, "An Act Concerning Connecticut’s Clean Energy Goals," allows DEEP to conduct a process to procure from renewable energy generators, under long-term contracts with the electric distribution companies, additional renewable generation to help Connecticut meet its Renewable Portfolio Standard (RPS).  Large scale hydropower facilities located in the New England Power Pool Generation Information System (NEPOOL GIS) geographic eligibility area or an area abutting the northern boundary of the NEPOOL GIS geographic eligibility area are eligible to bid into DEEP's process.  If Connecticut experiences a material shortfall in reaching its RPS goals, such hydropower, under certain conditions, can be used to alleviate such shortfall, up to five percent of RPS requirements in 2020.

The law also requires DEEP to develop a schedule to assign a gradually reducing renewable energy credit value for all Class I biomass or landfill generation facilities.  Such reduced credit values will not apply to biogas or anaerobic digestion facilities, or to facilities that have a long-term contract in place.  The commissioner of DEEP may adjust such changes to the values of renewable energy credits, if such adjustment is appropriate given the availability of other Class I renewable energy sources.

On September 26, 2013, DEEP issued a final determination that authorized the state’s electric distribution companies to enter into long term power purchase agreements for a total of 270 MW of Class I renewable generation from two projects.  On October 23, 2013, PURA issued a final decision accepting the contracts presented by the electric distribution companies.  On October 21, 2013, DEEP issued a Request for Proposal seeking proposals for energy and RECs from private developers for up to 4 percent of the state’s electric distribution companies’ load (estimated to be between 100 MW to 150 MW) of Class I renewable energy resources for biomass, landfill gas and run off river hydropower projects from new or existing facilities.  Proposals are due to DEEP on November 18, 2013.

2013 Massachusetts:  On July 24, 2013, Massachusetts enacted a law that changes the income tax rate applicable to utility companies effective January 1, 2014, from 6.5 percent to 8 percent.  The tax law change required NU to remeasure its deferred taxes and resulted in NU increasing its deferred tax liability with an offsetting regulatory asset of approximately $61 million at its utility companies ($46.4 million at NSTAR Electric and $9.8 million at WMECO).

2013 Federal: On September 13, 2013, the Internal Revenue Service issued final Tangible Property regulations.  The final regulations are meant to simplify, clarify and make more administrable the previously issued temporary and proposed regulations.  In the third quarter of 2013, CL&P recorded an after-tax valuation allowance of $10.5 million against its deferred tax assets as a result of these regulations.  NU continues to evaluate the implications of these new regulations, including several new elections.  Therefore, a change to the valuation allowance at CL&P could result once NU completes the review of the impact of the final regulations.

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

Contractual Obligations and Commercial Commitments:  Refer to Note 9B, "Commitments and Contingencies – Long-Term Contractual Arrangements," for discussion of material contractual obligations.

Web Site:  Additional financial information is available through our web site at www.nu.com.

RESULTS OF OPERATIONS – NORTHEAST UTILITIES AND SUBSIDIARIES

The following table provides the amounts and variances in operating revenues and expense line items for the condensed consolidated statements of income for NU included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2013 and 2012:

	Operating Revenues and Expenses				Operating Revenues and Expenses
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
			Increase/				Increase/
(Millions of Dollars)	2013	2012	(Decrease)	Percent	2013	2012 (a)	(Decrease)	Percent
Operating Revenues	$1,892.6	$1,861.5	$31.1	1.7%	$5,523.5	$4,589.8	$933.7	20.3%
Operating Expenses:
Purchased Power, Fuel and Transmission	645.9	602.8	43.1	7.1	1,882.0	1,540.1	341.9	22.2
Operations and Maintenance	386.7	395.5	(8.8)	(2.2)	1,090.0	1,187.4	(97.4)	(8.2)
Depreciation	149.1	144.5	4.6	3.2	463.6	369.8	93.8	25.4
Amortization of Regulatory Assets, Net	70.0	43.8	26.2	59.8	178.7	74.9	103.8	(b)
Amortization of Rate Reduction Bonds	-	43.0	(43.0)	(100.0)	42.6	102.1	(59.5)	(58.3)
Energy Efficiency Programs	106.1	98.3	7.8	7.9	306.0	209.1	96.9	46.3
Taxes Other Than Income Taxes	135.5	120.7	14.8	12.3	391.8	319.6	72.2	22.6
Total Operating Expenses	1,493.3	1,448.6	44.7	3.1	4,354.7	3,803.0	551.7	14.5
Operating Income	$399.3	$412.9	$(13.6)	(3.3)%	$1,168.8	$786.8	$382.0	48.6%

(a) The 2012 results include the operations of NSTAR from the date of the merger, April 10, 2012, through September 30, 2012.
(b) Percent greater than 100 percent not shown as it is not meaningful.

Operating Revenues
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Millions of Dollars)	2013	2012	Increase/ (Decrease)	Percent	2013	2012 (a)	Increase/ (Decrease)	Percent
Electric Distribution	$1,508.6	$1,483.7	$24.9	1.7%	$4,104.4	$3,499.7	$604.7	17.3%
Natural Gas Distribution	97.1	91.3	5.8	6.4	613.0	361.5	251.5	69.6
Total Distribution	1,605.7	1,575.0	30.7	1.9	4,717.4	3,861.2	856.2	22.2
Transmission	234.1	235.6	(1.5)	(0.6)	721.5	627.2	94.3	15.0
Total Regulated Companies	1,839.8	1,810.6	29.2	1.6	5,438.9	4,488.4	950.5	21.2
Other and Eliminations	52.8	50.9	1.9	3.7	84.6	101.4	(16.8)	(16.6)
Total Operating Revenues	$1,892.6	$1,861.5	$31.1	1.7%	$5,523.5	$4,589.8	$933.7	20.3%

(a) The 2012 results include the operations of NSTAR from the date of the merger, April 10, 2012, through September 30, 2012.

A summary of our retail electric sales and firm natural gas sales were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
			Increase/
	2013	2012	(Decrease)	Percent	2013	2012 (a)	Increase	Percent
Retail Electric Sales in GWh	15,247	15,501	(254)	(1.6)%	41,954	41,697	257	0.6%
Firm Natural Gas Sales in Million Cubic Feet	11,173	10,696	477	4.5	68,046	60,035	8,011	13.3

(a) Results include the retail electric sales of NSTAR Electric and the firm natural gas sales of NSTAR Gas from January 1, 2012 through September 30, 2012 for comparative purposes only.

Our Operating Revenues increased $31.1 million in the third quarter of 2013, as compared to the third quarter of 2012, due primarily to:

•

A $3.6 million increase in base electric distribution revenues, net of applicable eliminations, despite a 1.6 percent decrease in retail electric sales.  The increase in revenue was primarily driven by an NHPUC-approved distribution rate increase at PSNH effective July 1, 2013 as a result of the 2010 distribution rate case settlement and higher demand revenue.  The decrease in retail electric sales was primarily driven by slightly cooler summer weather experienced in the third quarter of 2013, as compared to the same period in 2012, and the impact of company-sponsored energy efficiency programs.

•

A $24.8 million increase in transmission revenues, net of applicable eliminations, as a result of the recovery of higher transmission expenses and continuing investments in our transmission infrastructure.  The increase was partially offset by the establishment of a reserve related to an August 2013 initial decision from a FERC ALJ that lowers the base ROE earned by New England transmission owners for the 15-month period ended December 31, 2012.  For further information, see “FERC Regulatory Issues - FERC Base ROE Complaint” in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

•

The remaining increase was due primarily to higher revenues from the Company’s reconciling costs recovery mechanisms.  Revenues related to cost recovery mechanisms vary from period to period based on the timing of collections of the costs incurred.  These revenues had no material impact on earnings.

Our Operating Revenues increased $933.7 million for the nine months ended September 30, 2013, as compared to the same period in 2012.  The primary driver of the increase was the absence of NSTAR in the first quarter of 2012.  During the first quarter of 2013, the former operating subsidiaries of NSTAR contributed approximately $800 million of operating revenues.  In the absence of NSTAR, our Operating Revenues increased approximately $134 million due primarily to:

•

A $24.1 million increase in base electric distribution revenues, net of applicable eliminations, reflecting a 0.6 percent increase in retail electric sales.  The increase in sales volumes was driven primarily by the colder winter weather experienced throughout our service territories in early 2013, as compared to the same period in 2012.  In addition, the increase in revenues resulted from the NHPUC-approved distribution rate increases at PSNH effective July 1, 2012 and July 1, 2013 as a result of the 2010 distribution rate case settlement.  These positive impacts on revenue were partially offset by the impact of our company-sponsored energy efficiency programs.

•

A $31.5 million increase in transmission revenues, net of applicable eliminations, as a result of the recovery of higher transmission expenses and continuing investments in our transmission infrastructure.  The increase was partially offset by the establishment of a reserve related to the FERC ALJ initial decision in the third quarter of 2013.

•

A $20 million increase in firm natural gas revenues.  This increase was driven by the colder winter weather in early 2013, as compared to the same period in 2012.

•

The remaining increase was due primarily to higher revenues from the Company’s reconciling costs recovery mechanisms.  Revenues related to cost recovery mechanisms vary from period to period based on the timing of collections of the costs incurred.  These revenues had no material impact on earnings.

Purchased Power, Fuel and Transmission increased for the three and nine months ended September 30, 2013, as compared to the same periods in 2012, due primarily to the following:

(Millions of Dollars)	Three Months Ended Increase/(Decrease)		Nine Months Ended Increase/(Decrease)
The addition of NSTAR's operations	$	n/a	$321.4
Transmission segment costs		39.1	50.3
Electric distribution segment deferred fuel costs		27.5	29.9
Firm natural gas sales related costs		1.3	24.2
Partially offset by:
Electric distribution segment fuel and energy supply costs		(3.1)	(46.7)
RECs and emission allowances		(18.7)	(28.2)
Other and eliminations		(3.0)	(9.0)
		$43.1	$341.9

Operations and Maintenance decreased for the three and nine months ended September 30, 2013, as compared to the same periods in 2012, due primarily to the following:

	Three Months Ended	Nine Months Ended
(Millions of Dollars)	Increase/(Decrease)	Increase/(Decrease)
The addition of NSTAR’s operations	$ n/a	$123.6
Partially offset by:
Absence of merger and settlement agreement costs	-	(148.2)
Electric distribution segment costs	3.6	(39.5)
NU’s unregulated contracting business costs	(7.5)	(13.8)
Transmission segment costs	2.0	(7.8)
General and administrative costs	2.2	(6.6)
Customer EIA incentives	(6.1)	(5.8)
Natural gas segment costs	4.7	1.9
Other and eliminations	(7.7)	(1.2)
	$(8.8)	$(97.4)

Depreciation increased for the three and nine months ended September 30, 2013, as compared to the same periods in 2012, due primarily to the addition of NSTAR ($54.2 million for the nine months) and an increase as a result of the consolidation of CYAPC and YAEC ($13.7 million for the nine months).  Excluding the impact of NSTAR and the consolidation of CYAPC and YAEC, depreciation increased due primarily to higher utility plant balances resulting from completed construction projects placed into service.

Amortization of Regulatory Assets, Net increased for the three and nine months ended September 30, 2013, as compared to the same periods in 2012, due primarily to the following:

	Three Months Ended	Nine Months Ended
(Millions of Dollars)	Increase/(Decrease)	Increase/(Decrease)
The addition of NSTAR’s operations	$ n/a	$45.8
Recovery of transition costs at NSTAR Electric	31.5	77.1
Amortization related to CL&P’s SBC and CTA	(9.9)	(14.0)
Other	4.6	(5.1)
	$26.2	$103.8

Amortization of Rate Reduction Bonds decreased for the three and nine months ended September 30, 2013, as compared to the same periods in 2012, due primarily to the maturity of NSTAR Electric's, PSNH's, and WMECO's RRBs in 2013, partially offset by the addition of NSTAR Electric’s amortization ($15.1 million for the nine months).

Energy Efficiency Programs increased for the three and nine months ended September 30, 2013, as compared to the same periods in 2012, due primarily to the addition of NSTAR's operations ($68.6 million for the nine months), as well as an increase in energy efficiency costs in accordance with the three-year program guidelines established by the DPU at NSTAR Electric and WMECO.  All costs are fully recovered through DPU-approved tracking mechanisms and therefore do not impact earnings.

Taxes Other Than Income Taxes increased for the three and nine months ended September 30, 2013, as compared to the same periods in 2012, due primarily to the addition of NSTAR's operations ($37.8 million for the nine months).  In addition, there was an increase in property taxes as a result of an increase in Property, Plant and Equipment related to our regulated capital programs and an increase in the property tax rates, and an increase in the Connecticut gross earnings tax attributable to an increase in gross earnings.

Interest Expense increased for the nine months ended September 30, 2013, as compared to the same period in 2012, due primarily to the addition of NSTAR’s operations ($22 million), partially offset by a decrease in Other Interest due primarily to a favorable impact from the resolution of a state income tax audit in the first quarter of 2013 and lower Interest on RRBs and lower Interest on Long-Term Debt.

Other Income increased for the three and nine months ended September 30, 2013, as compared to the same period in 2012, due primarily to higher gains on the NU supplemental benefit trust and an increase related to officer insurance policies.

Income Tax Expense

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Millions of Dollars)	2013	2012	Decrease	Percent	2013	2012	Increase	Percent
Income Tax Expense	$109.4	$117.4	$(8.0)	(6.8)%	$325.4	$199.4	$126.0	63.2%

Income Tax Expense decreased for the three months ended September 30, 2013, as compared to the same period in 2012, due primarily to lower pre-tax earnings ($9.4 million), lower state taxes and various other impacts ($5.4 million), state audit impacts ($1.1 million), partially offset by prior year merger impacts ($8.3 million).

Income Tax Expense increased for the nine months ended September 30, 2013, as compared to the same period in 2012, due primarily to higher pre-tax earnings ($73 million), prior year Connecticut and Massachusetts settlement agreement impacts ($41 million), prior year merger impacts ($22.8 million), partially offset by various other impacts ($4.8 million).

RESULTS OF OPERATIONS – THE CONNECTICUT LIGHT AND POWER COMPANY

The following table provides the amounts and variances in operating revenues and expense line items for the condensed statements of income for CL&P included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2013 and 2012:

	Operating Revenues and Expenses				Operating Revenues and Expenses
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
			Increase/				Increase/
(Millions of Dollars)	2013	2012	(Decrease)	Percent	2013	2012	(Decrease)	Percent
Operating Revenues	$648.4	$658.1	$(9.7)	(1.5)%	$1,841.8	$1,812.2	$29.6	1.6%
Operating Expenses:
Purchased Power and Transmission	253.1	241.0	12.1	5.0	667.3	658.7	8.6	1.3
Operations and Maintenance	127.1	141.9	(14.8)	(10.4)	359.7	480.3	(120.6)	(25.1)
Depreciation	44.8	41.9	2.9	6.9	132.3	124.5	7.8	6.3
Amortization of Regulatory Assets, Net	-	8.7	(8.7)	(100.0)	11.2	19.9	(8.7)	(43.7)
Energy Efficiency Programs	24.5	25.2	(0.7)	(2.8)	68.2	68.2	-	-
Taxes Other Than Income Taxes	65.0	59.7	5.3	8.9	182.7	168.6	14.1	8.4
Total Operating Expenses	514.5	518.4	(3.9)	(0.8)	1,421.4	1,520.2	(98.8)	(6.5)
Operating Income	$133.9	$139.7	$(5.8)	(4.2)%	$420.4	$292.0	$128.4	44.0%

Operating Revenues
CL&P's retail sales were as follows:
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2013	2012	Decrease	Percent	2013	2012	Increase	Percent
Retail Sales in GWh	6,119	6,235	(116)	(1.9)%	16,993	16,843	150	0.9%

CL&P's Operating Revenues decreased $9.7 million for the three months ended September 30, 2013, as compared to the same period in 2012, due primarily to:

•

A $2.1 million decrease in base distribution revenues reflecting a 1.9 percent decrease in retail sales.  This decrease was due primarily to slightly cooler summer weather in 2013, as compared to the summer weather in 2012.

•

A $7.8 million decrease in transmission revenues reflecting the establishment of a reserve related to the FERC ALJ initial decision in the third quarter of 2013.  The decrease was partially offset by recovery of higher transmission expenses and continuing transmission infrastructure investments.

CL&P’s Operating Revenues increased $29.6 million for the nine months ended September 30, 2013, as compared to the same period in 2012, due primarily to:

•

A $9.4 million increase in base distribution revenues reflecting a 0.9 percent increase in retail sales.  This increase was due primarily to the colder winter weather experienced in early 2013, as compared to the same period in 2012.

•

An $8.7 million increase in transmission revenues reflecting recovery of higher transmission expenses and continuing transmission infrastructure investments.  The increase was partially offset by the establishment of a reserve related to the FERC ALJ initial decision in the third quarter of 2013.

•

The remaining increase was due primarily to higher collections of costs through reconciling cost mechanisms.  These revenues are fully reconciled to the related costs.  Therefore this increase in revenues had no impact on earnings.

Purchased Power and Transmission increased for the three and nine months ended September 30, 2013, as compared to the same periods in 2012, due primarily to the following:

	Three Months Ended	Nine Months Ended
(Millions of Dollars)	Increase/(Decrease)	Increase/(Decrease)
Transmission Costs	$20.5	$32.5
Deferred Fuel Costs	20.4	29.6
CfD Costs	(6.3)	0.9
GSC Supply Costs	(20.0)	(45.0)
Purchased Power Contracts	(4.5)	(10.7)
Other	2.0	1.3
	$12.1	$8.6

The decrease in GSC supply costs was due primarily to lower average supply prices, partially offset by an increase in GSC sales.  On July 1, 2013, CL&P began to procure approximately thirty percent of GSC load.  Costs associated with the remaining seventy percent of the GSC load are the contractual amounts CL&P must pay to various suppliers that have been awarded the right to supply SS and LRS load through a competitive solicitation process.  All GSC supply costs are included in PURA approved tracking mechanisms and do not impact earnings.

Operations and Maintenance decreased for the three and nine months ended September 30, 2013, as compared to the same periods in 2012, due primarily to the absence in 2013 of costs recognized in the second quarter of 2012 as a result of the Connecticut settlement agreement (established a $40 million storm fund reserve and provided a $25 million bill credit to customers).  In addition, there were lower general and administrative expenses ($1.8 million and $6.8 million, respectively) and lower distribution costs related to customer EIA incentives ($6.1 million and $5.8 million, respectively).  Also contributing to the decrease was the absence in 2013 of the amortization of a regulatory deferral allowed in the 2010 rate case decision ($4 million for the nine months), lower routine vegetation management costs ($3.5 million for the nine months), the absence of amortization of the PBOP transition obligation ($1.5 million and $4.6 million, respectively), and lower routine distribution maintenance costs ($0.7 million for the nine months).  Partially offsetting the third quarter 2013 decrease was higher routine vegetation management costs ($1.8 million for the third quarter) and higher routine distribution maintenance costs ($1.8 million for the third quarter).

Depreciation increased for the three and nine months ended September 30, 2013, as compared to the same periods in 2012, due primarily to higher utility plant balances resulting from completed construction projects placed into service related to CL&P's capital programs.

Amortization of Regulatory Assets, Net decreased for the three and nine months ended September 30, 2013, as compared to the same periods in 2012, due primarily to lower retail SBC revenues ($7.4 million and $18.7 million, respectively), lower SBC transition costs ($0.3 million and $5.4 million, respectively), lower CTA revenues ($3.8 million and $9.8 million, respectively) and lower CTA transition costs ($5.9 million and $11.8 million, respectively).  Partially offsetting these decreases was an increase related to a DOE refund ($11.9 million for the third quarter).

Taxes Other Than Income Taxes increased for the three and nine months ended September 30, 2013, as compared to the same periods in 2012, due primarily to an increase in the Connecticut gross earnings tax attributable to an increase in gross earnings ($1.1 million and $5.8 million, respectively), and an increase in property taxes as a result of an increase in Property, Plant and Equipment related to CL&P’s capital program and an increase in the property tax rates ($3.9 million and $7.3 million, respectively).

Interest Expense increased for the three months ended September 30, 2013, as compared to the same period in 2012, due primarily to higher interest on long-term debt.  Interest Expense decreased for the nine months ended September 30, 2013, as compared to the same period in 2012, due primarily to a decrease in other interest as a result of a favorable impact from the resolution of a state income tax audit in the first quarter of 2013 and lower interest on short term loans, partially offset by higher interest on long-term debt.

Other Income increased for the three and nine months ended September 30, 2013, as compared to the same periods in 2012, due primarily to higher gains on the NU supplemental benefit trust.

Income Tax Expense

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Millions of Dollars)	2013	2012	Increase	Percent	2013	2012	Increase	Percent
Income Tax Expense	$36.1	$34.1	$2.0	5.9%	$113.1	$63.9	$49.2	77.0%

Income Tax Expense increased for the nine months ended September 30, 2013, as compared to the same period in 2012, due primarily to higher pre-tax earnings ($22.6 million), the absence in 2013 of the impact of costs recognized as a result of the Connecticut settlement agreement ($26.6 million), and higher state taxes ($3.4 million), partially offset by state audit impacts ($2.9 million).

EARNINGS SUMMARY

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars)	2013	2012	2013	2012
Income Before Merger-Related Costs	$66.3	$74.9	$219.2	$174.2
Merger-Related Costs (after-tax) (1)	-	-	-	(38.4)
Net Income	$66.3	$74.9	$219.2	$135.8

 (1)

The first nine months of 2012 after-tax merger-related costs consisted of charges related to the Connecticut settlement agreement, including $14.8 million ($25 million pre-tax) for customer bill credits and $23.6 million ($40 million pre-tax) whereby CL&P agreed to forego recovery of deferred storm costs associated with Tropical Storm Irene and the October 2011 snowstorm.

CL&P’s third quarter 2013 earnings were lower than the same period in 2012 due primarily to the establishment of a $7.7 million after-tax reserve related to the August 2013 FERC ALJ initial decision, higher depreciation and property tax expense and lower retail electric sales as a result of slightly cooler summer weather in 2013, as compared to the summer weather in 2012.  Partially offsetting these unfavorable earnings impacts were increased investments in the transmission infrastructure.

Excluding merger-related costs, CL&P’s first nine months of 2013 earnings were $45 million higher than the same period in 2012 due primarily to increased investments in the transmission infrastructure, lower overall operations and maintenance costs and higher retail electric sales due primarily to colder weather in the first quarter of 2013, as compared to the first quarter of 2012.  Partially offsetting these favorable earnings impacts were higher depreciation and property tax expense.

LIQUIDITY

CL&P had cash flows provided by operating activities of $308.6 million in the first nine months of 2013, compared with $148.2 million in the first nine months of 2012.  The improved cash flows were due primarily to the absence in the first nine months of 2013 of $164.3 million in cash disbursements for storm costs associated with Tropical Storm Irene and the October 2011 snowstorm in the first nine months of 2012, the absence of approximately $27 million in 2012 CL&P customer bill credits associated with the October 2011 snowstorm and the absence of approximately $25 million in 2012 CL&P customer bill credits associated with the Connecticut settlement agreement.  Partially offsetting improved cash flows were income tax payments of $41.2 million in the first nine months of 2013, compared with income tax refunds of $39 million in the first nine months of 2012, and the change in traditional working capital amounts primarily due to the changes in timing of accounts receivable collections.

Investments in Property, Plant and Equipment on the accompanying statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized portions of pension expense.  CL&P’s investments totaled $294.6 million in the first nine months of 2013, compared with $332.3 million in the first nine months of 2012.

On January 15, 2013, CL&P issued $400 million of 2.5 percent first mortgage bonds that will mature on January 15, 2023.  The proceeds, net of issuance costs, were used to repay CL&P’s December 31, 2012 revolving credit facility borrowings of $89 million and intercompany loans related to NU's commercial paper program borrowings of $305.8 million.

On July 31, 2013, the FERC approved CL&P’s short-term debt application requesting the authorization to issue total short-term borrowings up to a maximum of $600 million.  The authorization is effective January 1, 2014 through December 31, 2015.

On September 3, 2013, CL&P redeemed at par $125 million of the 1.25 percent Series B 2011 PCRBs that were subject to mandatory tender for purchase using short-term debt.

On September 6, 2013, NU parent and certain of its subsidiaries amended their joint five-year $1.15 billion revolving credit facility dated July 25, 2012 by increasing the aggregate principal amount available thereunder by $300 million to $1.45 billion, extending the expiration date from July 25, 2017 to September 6, 2018, and increasing CL&P's borrowing sublimit from $300 million to $600 million.  At the same time, effective September 6, 2013, the CL&P $300 million revolving credit facility was terminated.

Other financing activities in the first nine months of 2013 included $114 million in common stock dividends to NU parent.

RESULTS OF OPERATIONS – NSTAR ELECTRIC COMPANY AND SUBSIDIARY

The following table provides the amounts and variances in operating revenues and expense line items for the condensed consolidated statements of income for NSTAR Electric included in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2013 and 2012:

	Operating Revenues and Expenses
	For the Nine Months Ended September 30,
(Millions of Dollars)	2013	2012	Increase/	Percent
			(Decrease)
Operating Revenues	$1,916.6	$1,784.8	$131.8	7.4%
Operating Expenses:
Purchased Power and Transmission	659.1	622.3	36.8	5.9
Operations and Maintenance	277.3	340.6	(63.3)	(18.6)
Depreciation	136.3	127.7	8.6	6.7
Amortization of Regulatory Assets, Net	173.3	87.9	85.4	97.2
Amortization of Rate Reduction Bonds	15.1	67.7	(52.6)	(77.7)
Energy Efficiency Programs	161.2	138.4	22.8	16.5
Taxes Other Than Income Taxes	95.3	89.7	5.6	6.2
Total Operating Expenses	1,517.6	1,474.3	43.3	2.9
Operating Income	$399.0	$310.5	$88.5	28.5%

Operating Revenues
NSTAR Electric's retail sales were as follows:

	For the Nine Months Ended September 30,
	2013	2012	Increase	Percent
Retail Sales in GWh	16,204	16,189	15	0.1%

NSTAR Electric’s Operating Revenues increased $131.8 million for the nine months ended September 30, 2013, as compared to the same period in 2012, due primarily to:

•

A $6.5 million increase in base distribution revenues reflecting a 0.1 percent increase in retail sales.  The increase in sales volume was due primarily to a greater number of cooling degree days during the summer of 2013 and heating degree days in early 2013, as compared to the same periods in 2012.  This favorable impact was partially offset by reductions due to NSTAR Electric’s customer funded energy efficiency programs.

•

Transmission revenues remained comparable to 2012 reflecting recovery of higher transmission expenses and continuing transmission infrastructure investments, offset by the establishment of a reserve related to the FERC ALJ initial decision in the third quarter of 2013.

•

The remaining increase primarily reflects a higher level of collections related to NSTAR Electric's energy supply and company-sponsored energy efficiency programs.  These revenues are fully reconciled to the related costs.  Therefore this increase in revenues had no material impact on earnings.

Purchased Power and Transmission increased for the nine months ended September 30, 2013, as compared to the same period in 2012, due primarily to the following:

(Millions of Dollars)	Nine Months Ended Increase/(Decrease)
Transmission Costs	$39.2
Deferred Fuel Costs	5.1
Basic Service Costs	(7.7)
Other	0.2
$36.8

The increase in transmission costs was due primarily to a higher regional rate leading to higher regional network service costs, as well as higher forward capacity market reliability charges.  The increase in deferred fuel costs was due primarily to lower average supply prices, as compared to the prices projected when Basic Service customer rates were set.  The decrease in Basic Service costs was due primarily to lower average supply prices.  These costs are included in DPU-approved tracking mechanisms and do not impact earnings.

Operations and Maintenance decreased for the nine months ended September 30, 2013, as compared to the same period in 2012, due primarily to the absence of the cumulative adjustment recorded in 2012 to establish a reserve against the regulatory asset related to Basic Service bad debt costs ($28 million).  In addition, first quarter 2012 adjustments were recognized for changes in accounting estimates related primarily to the allowance for doubtful accounts, workers’ compensation, employee medical benefits, and general liability claims ($18.7 million).  In addition, a bill credit to customers ($15 million) was recorded in the second quarter of 2012 as a result of the Massachusetts settlement agreement.  Also contributing to the decrease in costs was a March 2012 substation fire in the Back Bay/Prudential area of Boston ($10.1 million).

Depreciation increased for the nine months ended September 30, 2013, as compared to the same period in 2012, due primarily to higher utility plant balances resulting from completed construction projects placed into service related to NSTAR Electric’s capital programs.

Amortization of Regulatory Assets, Net increased for the nine months ended September 30, 2013, as compared to the same period in 2012, due primarily to an increase in the recovery of transition costs.

Amortization of Rate Reduction Bonds decreased for the nine months ended September 30, 2013, as compared to the same period in 2012, due to the maturity of the RRBs in March 2013.

Energy Efficiency Programs increased for the nine months ended September 30, 2013, as compared to the same period in 2012, due primarily to an increase in energy efficiency costs in accordance with the three-year program guidelines established by the DPU.  All costs are fully recovered through DPU-approved tracking mechanisms and therefore do not impact earnings.

Taxes Other Than Income Taxes increased for the nine months ended September 30, 2013, as compared to the same period in 2012, due to higher municipal property taxes as a result of an increase in Property, Plant and Equipment related to the company’s regulated capital programs.

Interest Expense decreased for the nine months ended September 30, 2013, as compared to the same period in 2012, due primarily to lower average long-term bond rates, partially offset by a higher level of average debt outstanding.  Lower regulatory interest income was primarily from deferred transition costs.

Income Tax Expense

	For the Nine Months Ended September 30,
(Millions of Dollars)	2013	2012	Increase	Percent
Income Tax Expense	$137.5	$102.2	$35.3	34.5%

Income Tax Expense increased for the nine months ended September 30, 2013, as compared to the same period in 2012, due primarily to higher pre-tax earnings ($30.2 million) and the absence in 2013 of the impact of costs recognized as a result of the Massachusetts settlement agreement ($5.9 million), partially offset by other impacts ($0.9 million).

EARNINGS SUMMARY

	For the Nine Months Ended September 30,
(Millions of Dollars)	2013	2012
Income Before Merger-Related Costs	$213.2	$167.0
Merger-Related Costs (after-tax) (1)	-	(10.8)
Net Income	$213.2	$156.2

 (1)

The 2012 after-tax merger-related costs consisted of a $15 million pre-tax charge for customer bill credits related to the Massachusetts settlement agreement and a $2.7 million pre-tax charge related to compensation costs.

Excluding merger-related costs, NSTAR Electric’s 2013 earnings were $46.2 million higher than the same period in 2012 due primarily to the absence of 2012 adjustments recorded to establish a reserve against the regulatory asset related to Basic Service bad debt costs ($17 million), and for changes in accounting estimates related primarily to the allowance for doubtful accounts, workers’ compensation, employee medical benefits, and general liability claims ($11.4 million).  Also contributing to the increase was a March 2012 substation fire in the Back Bay/Prudential area of Boston ($7.2 million), a reserve recorded relating to lost base revenues based on 2012 developments during hearings in the merger proceeding ($3.7 million), and the establishment of a reserve in the third quarter of 2013 related to the August 2013 FERC ALJ initial decision ($3.4 million).

CAPITAL EXPENDITURES

A summary of capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized portions of pension expense, is as follows:

	For the Nine Months Ended September 30,
(Millions of Dollars)	2013	2012
Transmission	$140.0	$110.7
Distribution:
Basic Business	84.6	40.8
Aging Infrastructure	75.0	119.1
Load Growth	22.5	11.1
Total Distribution	182.1	171.0
Total	$322.1	$281.7

LIQUIDITY

NSTAR Electric had cash flows provided by operating activities of $274.1 million for the first nine months of 2013, compared with $348.2 million for the first nine months of 2012 (amounts are net of RRB payments, which are included in financing activities).  The decrease in operating cash flows was due primarily to an increase in cash disbursements for storm costs for the first nine months of 2013 associated with the February 2013 blizzard, as compared to cash disbursements for storm costs for the first nine months of 2012, associated with Tropical Storm Irene and the October 2011 snowstorm, and a $57 million increase in pension contributions for the first nine months of 2013, as compared to the same period of 2012.  The change in traditional working capital amounts, principally due to the changes in timing of accounts receivable collections, also contributed to the decrease in operating cash flows.  Partially offsetting the negative cash flow impacts was the absence in 2013 of $15 million in bill credits provided to customers in the second quarter of 2012 in connection with the Massachusetts settlement agreement.

RESULTS OF OPERATIONS – PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY

The following table provides the amounts and variances in operating revenues and expense line items for the condensed consolidated statements of income for PSNH included in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2013 and 2012:

	Operating Revenues and Expenses
	For the Nine Months Ended September 30,
			Increase/
(Millions of Dollars)	2013	2012	(Decrease)	Percent
Operating Revenues	$708.6	$755.0	$(46.4)	(6.1)%
Operating Expenses:
Purchased Power, Fuel and Transmission	197.8	239.1	(41.3)	(17.3)
Operations and Maintenance	191.6	201.0	(9.4)	(4.7)
Depreciation	68.4	65.3	3.1	4.7
Amortization of Regulatory Liabilities, Net	(1.7)	(6.2)	4.5	72.6
Amortization of Rate Reduction Bonds	19.7	43.9	(24.2)	(55.1)
Energy Efficiency Programs	11.0	10.8	0.2	1.9
Taxes Other Than Income Taxes	52.7	47.4	5.3	11.2
Total Operating Expenses	539.5	601.3	(61.8)	(10.3)
Operating Income	$169.1	$153.7	$15.4	10.0%

Operating Revenues
PSNH's retail sales were as follows:
	For the Nine Months Ended September 30,
	2013	2012	Increase	Percent
Retail Sales in GWh	5,971	5,888	83	1.4%

PSNH's Operating Revenues decreased $46.4 million for the nine months ended September 30, 2013, as compared to the same period in 2012, due primarily to:

•

A $12.5 million increase in base distribution revenues reflecting a 1.4 percent increase in retail sales.  PSNH experienced strong sales in early 2013 due to colder winter weather than what was experienced in early 2012.  In addition, revenue was positively impacted by an increase of $8.6 million related to NHPUC-approved distribution rate increases effective July 1, 2012 and July 1, 2013 as a result of the 2010 distribution rate case settlement.

•

A $2 million increase in transmission revenues reflecting recovery of higher transmission expenses and continuing transmission infrastructure investments.  The increase was mostly offset by the establishment of a reserve related to the FERC ALJ initial decision in the third quarter of 2013.

•

These increases were more than offset by a decrease of approximately $61 million related to PSNH's cost recovery mechanisms.  The primary reason for this decrease was the reduction of recoveries related to PSNH’s RRBs, which were fully collected during the first half of 2013.  This reduction had no impact on earnings.

Purchased Power, Fuel and Transmission decreased for the nine months ended September 30, 2013, as compared to the same period in 2012, due primarily to a decrease in costs related to RECs and a decrease in fuel costs resulting from an increase in customer migration to third party suppliers, which resulted in a decrease in load obligation and an increase in RGGI auction proceeds, which offset the cost of fuel.  These decreases were partially offset by an increase in transmission costs resulting from an increase in regional transmission rates leading to higher RNS costs.

Operations and Maintenance decreased for the nine months ended September 30, 2013, as compared to the same period in 2012, due primarily to a decrease in RRB charges that are included in NHPUC-approved tracking mechanisms ($2.8 million), a decrease in vegetation management costs ($2.0 million), the absence in 2013 of PBOP transition obligation amortization ($1.9 million), lower general and administrative costs ($1.8 million) and lower routine generation and transmission maintenance costs ($1.3 million and $1.2 million, respectively).  These decreases were partially offset by an increase in routine distribution overhead line maintenance costs ($4.4 million).

Amortization of Regulatory Liabilities, Net increased expenses for the nine months ended September 30, 2013, as compared to the same period in 2012, due primarily to an increase in the ES and TCAM amortization ($13.4 million and $3.2 million, respectively), partially offset by a decrease in the SCRC amortization ($11.3 million).

Amortization of Rate Reduction Bonds decreased for the nine months ended September 30, 2013, as compared to the same period in 2012, due to the maturity of the RRBs in May 2013.

Taxes Other Than Income Taxes increased for the nine months ended September 30, 2013, as compared to the same period in 2012, due primarily to an increase in property taxes as a result of an increase in Property, Plant and Equipment related to PSNH’s capital program and an increase in the property tax rates.

Interest Expense decreased $4 million for the nine months ended September 30, 2013, as compared to the same period in 2012, due primarily to lower Interest on Rate Reduction Bonds as a result of the maturity of the RRBs in May 2013.

Income Tax Expense

	For the Nine Months Ended September 30,
(Millions of Dollars)	2013	2012	Increase	Percent
Income Tax Expense	$52.8	$48.0	$4.8	10.0%

Income Tax Expense increased for the nine months ended September 30, 2013, as compared to the same period in 2012, due primarily to higher pre-tax earnings ($6.9 million), partially offset by lower state taxes and other impacts ($2.1 million).

EARNINGS SUMMARY

For the nine months ended September 30, 2013, PSNH’s earnings were $14.8 million higher than the same period in 2012 due primarily to higher distribution retail revenues and higher generation earnings.  The nine months of 2013 distribution retail revenues were favorably impacted by the PSNH rate increases effective July 1, 2012 and July 1, 2013 as a result of the 2010 distribution rate case settlement, and higher weather-normalized retail electric sales (1.8 percent).  Partially offsetting these favorable earnings impacts were higher depreciation and property tax expense.

LIQUIDITY

PSNH had cash flows provided by operating activities of $131.1 million for the nine months ended September 30, 2013, compared with $136.5 million for the same period in 2012 (amounts are net of RRB payments, which are included in financing activities).  The decrease in cash flows was due primarily to an increase in NUSCO Pension Plan contributions of $20.6 million for the nine months ended September 30, 2013, as compared to the same period in 2012, and an increase in coal and fuel inventories for the nine months ended September 30, 2013 creating a negative cash flow impact of $30.9 million, as compared to a reduction in coal and fuel inventories for the nine months ended September 30, 2012 creating a positive cash flow impact of $23.1 million.  Partially offsetting these decreases were income tax refunds of $8.7 million for the nine months ended September 30, 2013, compared to income tax payments of $9.3 million for the same period in 2012,  the absence of $8.7 million of 2012 cash disbursements for storm costs associated with Tropical Storm Irene and the October 2011 snowstorm, the favorable impacts related to the distribution rate increases effective July 1, 2012 and July 1, 2013 as a result of the 2010 distribution rate case settlement, and the change in traditional working capital amounts principally due to the changes in timing of accounts payable payments.

RESULTS OF OPERATIONS – WESTERN MASSACHUSETTS ELECTRIC COMPANY

The following table provides the amounts and variances in operating revenues and expense line items for the condensed statements of income for WMECO included in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2013 and 2012:

	Operating Revenues and Expenses
	For the Nine Months Ended September 30,
(Millions of Dollars)	2013	2012	Increase/	Percent
			(Decrease)
Operating Revenues	$361.8	$333.3	$28.5	8.6%
Operating Expenses:
Purchased Power and Transmission	111.1	105.3	5.8	5.5
Operations and Maintenance	70.2	75.2	(5.0)	(6.6)
Depreciation	27.7	22.1	5.6	25.3
Amortization of Regulatory (Liabilities)/
Assets, Net	(0.6)	0.6	(1.2)	(a)
Amortization of Rate Reduction Bonds	7.8	13.1	(5.3)	(40.5)
Energy Efficiency Programs	28.5	19.7	8.8	44.7
Taxes Other Than Income Taxes	20.2	15.4	4.8	31.2
Total Operating Expenses	264.9	251.4	13.5	5.4
Operating Income	$96.9	$81.9	$15.0	18.3%

(a) Percent greater than 100 percent not shown as it is not meaningful.

Operating Revenues
WMECO's retail sales were as follows:
	For the Nine Months Ended September 30,
	2013	2012	Decrease	Percent
Retail Sales in GWh	2,786	2,788	(2)	(0.1)%

WMECO’s Operating Revenues increased $28.5 million for the nine months ended September 30, 2013, as compared to the same period in 2012, due primarily to:

•

WMECO’s base distribution revenues are decoupled from its sales volumes.  Therefore, its 2013 distribution revenues are consistent with 2012.

•

A $19.8 million increase in transmission revenues reflecting recovery of higher transmission expenses and continuing transmission infrastructure investments, primarily related to the NEEWS project.  The increase was partially offset by the establishment of a reserve related to the FERC ALJ initial decision in the third quarter of 2013.

•

The remaining increase primarily reflects a higher level of collections related to WMECO’s energy supply and company-sponsored energy efficiency programs.  These revenues are fully reconciled to the related costs.  Therefore this increase in revenues had no material impact on earnings.

Purchased Power and Transmission increased for the nine months ended September 30, 2013, as compared to the same period in 2012, due primarily to an increase in supplier contract prices.

Operations and Maintenance decreased for the nine months ended September 30, 2013, as compared to the same period in 2012, due primarily to the absence in 2013 of bill credits to customers ($3 million) made in the second quarter of 2012 as a result of the Massachusetts settlement agreement.  In addition, there were lower general and administrative expenses ($2.2 million), lower customer uncollectible expenses ($1.8 million) and lower routine distribution maintenance expenses ($1.1 million).  Partially offsetting these decreases was an increase in pension costs ($3.3 million), which was recovered through DPU-approved tracking mechanisms and had no earnings impact.

Depreciation increased for the nine months ended September 30, 2013, as compared to the same period in 2012, due primarily to higher utility plant balances resulting from completed construction projects placed into service related to WMECO's capital programs.

Amortization of Rate Reduction Bonds decreased for the nine months ended September 30, 2013, as compared to the same period in 2012, due to the maturity of the RRBs in June 2013.

Energy Efficiency Programs increased for the nine months ended September 30, 2013, as compared to the same period in 2012, due primarily to an increase in expenses attributable to an increase in spending in accordance with the three-year program guidelines established by the DPU.  All costs are fully recovered through DPU-approved tracking mechanisms and therefore do not impact earnings.

Taxes Other Than Income Taxes increased for the nine months ended September 30, 2013, as compared to the same period in 2012, due primarily to an increase in property taxes as a result of an increase in Property, Plant and Equipment related to WMECO’s capital program and an increase in the property tax rates.

Income Tax Expense

	For the Nine Months Ended September 30,
(Millions of Dollars)	2013	2012	Increase	Percent
Income Tax Expense	$30.4	$24.4	$6.0	24.6%

Income Tax Expense increased for the nine months ended September 30, 2013, as compared to the same period in 2012, due primarily to higher pre-tax earnings ($4.8 million) and the absence in 2013 of the impact of costs recognized as a result of the Massachusetts settlement agreement ($1.2 million).

EARNINGS SUMMARY

For the nine months ended September 30, 2013, excluding $1.8 million in 2012 of after-tax merger-related costs, WMECO’s earnings were $8.8 million higher, as compared to the same period in 2012, due primarily to higher transmission earnings as a result of an increased level of investment in transmission infrastructure, primarily related to the NEEWS project, and lower overall operations and maintenance costs.  Partially offsetting these favorable earnings impacts were higher depreciation and property tax expense.

LIQUIDITY

WMECO had cash flows provided by operating activities of $160.7 million for the nine months ended September 30, 2013, compared with $44.9 million for the same period in 2012 (amounts are net of RRB payments, which are included in financing activities).  The improved cash flows were due primarily to income tax refunds of $64.4 million for the nine months ended September 30, 2013, compared with income tax refunds of $12.9 million for the same period in 2012, the absence for the nine months ended September 30, 2013 of $14.7 million in cash disbursements made for storm costs in 2012, the absence of $3 million in bill credits provided to customers in the second quarter of 2012 associated with the Massachusetts settlement agreement, and changes in traditional working capital amounts principally due to the changes in timing of accounts payable payments.

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

If our unsecured debt ratings were reduced to below investment grade by either Moody’s or S&P, certain of our contracts would require additional collateral to be provided to counterparties and independent system operators.  If such an event occurred as of September 30, 2013, we would have been required to provide additional collateral.  We would have been and remain able to provide that collateral.

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

ITEM 4.

CONTROLS AND PROCEDURES

Management, on behalf of NU, CL&P, NSTAR Electric, PSNH and WMECO, evaluated the design and operation of the disclosure controls and procedures as of September 30, 2013 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC.  This evaluation was made under management's supervision and with management's participation, including the principal executive officers and principal financial officer as of the end of the period covered by this Quarterly Report on Form 10-Q.  There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The principal executive officers and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of NU, CL&P, NSTAR Electric, PSNH and WMECO are effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officers and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in internal controls over financial reporting for NU, CL&P, NSTAR Electric, PSNH and WMECO during the quarter ended September 30, 2013, other than changes resulting from the April 10, 2012 merger with NSTAR, that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table discloses purchases of shares of our common stock made by us or on our behalf for the periods shown below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
July 1 – July 31, 2013	-	$-	-	-
August 1 – August 31, 2013	-	-	-	-
September 1 – September 30, 2013	101,000	41.19	-	-
Total	101,000	$41.19	-	-

ITEM 6.

EXHIBITS

Each document described below is incorporated by reference by the registrant(s) listed to the files identified, unless designated with a (*), which exhibits are filed herewith.

Exhibit No.

Description

Listing of Exhibits (NU)

*12

Ratio of Earnings to Fixed Charges

*31

Certification of Thomas J. May, Chairman, President and Chief Executive Officer of Northeast Utilities, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2013

*31.1

Certification of James J. Judge, Executive Vice President and Chief Financial Officer of Northeast Utilities, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2013

*32

Certification of Thomas J. May, Chairman, President and Chief Executive Officer of Northeast Utilities and James J. Judge, Executive Vice President and Chief Financial Officer of Northeast Utilities, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2013

Listing of Exhibits (CL&P)

*12

Ratio of Earnings to Fixed Charges

*31

Certification of Leon J. Olivier, Chief Executive Officer of The Connecticut Light and Power Company, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, dated November 4, 2013

*31.1

Certification of James J. Judge, Executive Vice President and Chief Financial Officer of The Connecticut Light and Power Company, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2013

*32

Certification of Leon J. Olivier, Chief Executive Officer of The Connecticut Light and Power Company and James J. Judge, Executive Vice President and Chief Financial Officer of The Connecticut Light and Power Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2013

Listing of Exhibits (NSTAR Electric)

4.1

First Amendment to Credit Agreement, dated September 6, 2013, by and among NSTAR Electric Company and Barclays Bank PLC, as Administrative Agent, and other lenders named therein. (Exhibit 4.2 to NSTAR Electric Company Current Report on Form 8-K filed on September 12, 2013, File No. 001-02301.)

*12

Ratio of Earnings to Fixed Charges

*31

Certification of Leon J. Olivier, Chief Executive Officer of NSTAR Electric Company, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2013

*31.1

Certification of James J. Judge, Executive Vice President and Chief Financial Officer of NSTAR Electric Company, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2013

*32

Certification of Leon J. Olivier, Chief Executive Officer of NSTAR Electric Company and James J. Judge, Executive Vice President and Chief Financial Officer of NSTAR Electric Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2013

Listing of Exhibits (PSNH)

*12

Ratio of Earnings to Fixed Charges

*31

Certification of Leon J. Olivier, Chief Executive Officer of Public Service Company of New Hampshire, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, dated November 4, 2013

*31.1

Certification of James J. Judge, Executive Vice President and Chief Financial Officer of Public Service Company of New Hampshire, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2013

*32

Certification of Leon J. Olivier, Chief Executive Officer of Public Service Company of New Hampshire and James J. Judge, Executive Vice President and Chief Financial Officer of Public Service Company of New Hampshire, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2013

Listing of Exhibits (WMECO)

*12

Ratio of Earnings to Fixed Charges

*31

Certification of Leon J. Olivier, Chief Executive Officer of Western Massachusetts Electric Company, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, dated November 4, 2013

*31.1

Certification of James J. Judge, Executive Vice President and Chief Financial Officer of Western Massachusetts Electric Company, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2013

*32

Certification of Leon J. Olivier, Chief Executive Officer of Western Massachusetts Electric Company and James J. Judge, Executive Vice President and Chief Financial Officer of Western Massachusetts Electric Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2013

Listing of Exhibits (NU, CL&P, PSNH, WMECO)

4.1

First Amendment to Credit Agreement, dated September 6, 2013, by and among Northeast Utilities and its subsidiaries, The Connecticut Light and Power Company, NSTAR Gas Company, NSTAR LLC, Public Service Company of New Hampshire, Western Massachusetts Electric Company and Yankee Gas Services Company, and Bank of America, N.A., as Administrative Agent, and other lenders named therein (Exhibit 4.1 to NU Current Report on Form 8-K filed on September 12, 2013, File No. 001-05324.)

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

NORTHEAST UTILITIES

November 4, 2013	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and
Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY

November 4, 2013	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and
Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR ELECTRIC COMPANY

November 4, 2013	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and
Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

November 4, 2013	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and
Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN MASSACHUSETTS ELECTRIC COMPANY

November 4, 2013	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and
Chief Accounting Officer