Form 10-Q
period 2014-03-31
NORTHEAST UTILITIES; WESTERN MASSACHUSETTS ELECTRIC CO; PUBLIC SERVICE CO OF NEW HAMPSHIRE; NSTAR ELECTRIC CO; CONNECTICUT LIGHT & POWER CO
filed 2014-05-02
CIK 72741, 106170, 315256, 13372, 23426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission File Number	Registrant; State of Incorporation; Address; and Telephone Number	I.R.S. Employer Identification No.

1-5324	NORTHEAST UTILITIES (a Massachusetts voluntary association) One Federal Street Building 111-4 Springfield, Massachusetts 01105 Telephone: (413) 785-5871	04-2147929

0-00404	THE CONNECTICUT LIGHT AND POWER COMPANY (a Connecticut corporation) 107 Selden Street Berlin, Connecticut 06037-1616 Telephone: (860) 665-5000	06-0303850

1-02301	NSTAR ELECTRIC COMPANY (a Massachusetts corporation) 800 Boylston Street Boston, Massachusetts 02199 Telephone: (617) 424-2000	04-1278810

1-6392	PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE (a New Hampshire corporation) Energy Park 780 North Commercial Street Manchester, New Hampshire 03101-1134 Telephone: (603) 669-4000	02-0181050

0-7624	WESTERN MASSACHUSETTS ELECTRIC COMPANY (a Massachusetts corporation) One Federal Street Building 111-4 Springfield, Massachusetts 01105 Telephone: (413) 785-5871	04-1961130

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes	No
☒	☐

Indicate by check mark whether the registrants have submitted electronically and posted on its corporate Web sites, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	No
☒	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer
Northeast Utilities	☒	☐	☐
The Connecticut Light and Power Company	☐	☐	☒
NSTAR Electric Company	☐	☐	☒
Public Service Company of New Hampshire	☐	☐	☒
Western Massachusetts Electric Company	☐	☐	☒

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

	Yes	No

Northeast Utilities	☐	☒
The Connecticut Light and Power Company	☐	☒
NSTAR Electric Company	☐	☒
Public Service Company of New Hampshire	☐	☒
Western Massachusetts Electric Company	☐	☒

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date:

Company - Class of Stock	Outstanding as of April 30, 2014
Northeast Utilities Common shares, $5.00 par value	315,985,270 shares

The Connecticut Light and Power Company Common stock, $10.00 par value	6,035,205 shares

NSTAR Electric Company Common stock, $1.00 par value	100 shares

Public Service Company of New Hampshire Common stock, $1.00 par value	301 shares

Western Massachusetts Electric Company Common stock, $25.00 par value	434,653 shares

Northeast Utilities holds all of the 6,035,205 shares, 100 shares, 301 shares, and 434,653 shares of the outstanding common stock of The Connecticut Light and Power Company, NSTAR Electric Company, Public Service Company of New Hampshire and Western Massachusetts Electric Company, respectively.

NSTAR Electric Company, Public Service Company of New Hampshire and Western Massachusetts Electric Company each meet the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q, and each is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

GLOSSARY OF TERMS

The following is a glossary of abbreviations or acronyms that are found in this report:

CURRENT OR FORMER NU COMPANIES, SEGMENTS OR INVESTMENTS:

CL&P	The Connecticut Light and Power Company
CYAPC	Connecticut Yankee Atomic Power Company
Hopkinton	Hopkinton LNG Corp., a wholly owned subsidiary of Yankee Energy System, Inc.
HWP	HWP Company, formerly the Holyoke Water Power Company
MYAPC	Maine Yankee Atomic Power Company
NGS	Northeast Generation Services Company
NPT	Northern Pass Transmission LLC
NSTAR	Parent Company of NSTAR Electric, NSTAR Gas and other subsidiaries (prior to the merger with NU)
NSTAR Electric	NSTAR Electric Company
NSTAR Electric & Gas	NSTAR Electric & Gas Corporation, a former Northeast Utilities service company (effective January 1, 2014 merged into NUSCO)
NSTAR Gas	NSTAR Gas Company
NU Enterprises	NU Enterprises, Inc., the parent company of NGS, Select Energy, Select Energy Contracting, Inc., E.S. Boulos Company and NSTAR Communications, Inc.
NU or the Company	Northeast Utilities and subsidiaries
NU parent and other companies

NU parent and other companies is comprised of NU parent, NUSCO and other subsidiaries, which primarily include NU Enterprises, HWP, RRR (a real estate subsidiary), the non-energy-related subsidiaries of Yankee (Yankee Energy Services Company and Yankee Energy Financial Services Company), and the consolidated operations of CYAPC and YAEC

NUSCO	Northeast Utilities Service Company (effective January 1, 2014 includes the operations of NSTAR Electric & Gas)
NUTV	NU Transmission Ventures, Inc., the parent company of NPT and Renewable Properties, Inc.
PSNH	Public Service Company of New Hampshire
Regulated companies

NU’s Regulated companies, comprised of the electric distribution and transmission businesses of CL&P, NSTAR Electric, PSNH, and WMECO, the natural gas distribution businesses of Yankee Gas and NSTAR Gas, the generation activities of PSNH and WMECO, and NPT

RRR	The Rocky River Realty Company
Select Energy	Select Energy, Inc.
WMECO	Western Massachusetts Electric Company
YAEC	Yankee Atomic Electric Company
Yankee	Yankee Energy System, Inc.
Yankee Companies	CYAPC, YAEC and MYAPC
Yankee Gas	Yankee Gas Services Company
REGULATORS:
DEEP	Connecticut Department of Energy and Environmental Protection
DOE	U.S. Department of Energy
DOER	Massachusetts Department of Energy Resources
DPU	Massachusetts Department of Public Utilities
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ISO-NE	ISO New England, Inc., the New England Independent System Operator
MA DEP	Massachusetts Department of Environmental Protection
NHPUC	New Hampshire Public Utilities Commission
PURA	Connecticut Public Utilities Regulatory Authority
SEC	U.S. Securities and Exchange Commission
SJC	Supreme Judicial Court of Massachusetts
OTHER:
AFUDC	Allowance For Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income/(Loss)
ARO	Asset Retirement Obligation
C&LM	Conservation and Load Management
CfD	Contract for Differences
Clean Air Project	The construction of a wet flue gas desulphurization system, known as “scrubber technology,” to reduce mercury emissions of the Merrimack coal-fired generation station in Bow, New Hampshire
CO2	Carbon dioxide
CPSL	Capital Projects Scheduling List
CTA	Competitive Transition Assessment
CWIP	Construction work in progress
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act of 1974
ES	Default Energy Service
ESOP	Employee Stock Ownership Plan
ESPP	Employee Share Purchase Plan
FERC ALJ	FERC Administrative Law Judge
Fitch	Fitch Ratings
FMCC	Federally Mandated Congestion Charge
FTR	Financial Transmission Rights

i

GAAP	Accounting principles generally accepted in the United States of America
GSC	Generation Service Charge
GSRP	Greater Springfield Reliability Project
GWh	Gigawatt-Hours
HG&E	Holyoke Gas and Electric, a municipal department of the City of Holyoke, MA
HQ	Hydro-Québec, a corporation wholly owned by the Québec government, including its divisions that produce, transmit and distribute electricity in Québec, Canada
HVDC	High voltage direct current
Hydro Renewable Energy	Hydro Renewable Energy, Inc., a wholly owned subsidiary of Hydro-Québec
IPP	Independent Power Producers
ISO-NE Tariff	ISO-NE FERC Transmission, Markets and Services Tariff
kV	Kilovolt
kW	Kilowatt (equal to one thousand watts)
kWh	Kilowatt-Hours (the basic unit of electricity energy equal to one kilowatt of power supplied for one hour)
LNG	Liquefied natural gas
LOC	Letter of Credit
LRS	Supplier of last resort service
MGP	Manufactured Gas Plant
Millstone	Millstone Nuclear Generating station, made up of Millstone 1, Millstone 2, and Millstone 3. All three units were sold in March 2001.
MMBtu	One million British thermal units
Moody’s	Moody’s Investors Services, Inc.
MW	Megawatt
MWh	Megawatt-Hours
NEEWS	New England East-West Solution
Northern Pass	The high voltage direct current transmission line project from Canada into New Hampshire
NOx	Nitrogen oxide
NU 2013 Form 10-K	The Northeast Utilities and Subsidiaries 2013 combined Annual Report on Form 10-K as filed with the SEC
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits Other Than Pension
PBOP Plan	Postretirement Benefits Other Than Pension Plan that provides certain retiree health care benefits, primarily medical and dental, and life insurance benefits
PCRBs	Pollution Control Revenue Bonds
Pension Plan	Single uniform noncontributory defined benefit retirement plan
PPA	Pension Protection Act
RECs	Renewable Energy Certificates
Regulatory ROE	The average cost of capital method for calculating the return on equity related to the distribution and generation business segment excluding the wholesale transmission segment
ROE	Return on Equity
RRB	Rate Reduction Bond or Rate Reduction Certificate
RSUs	Restricted share units
S&P	Standard & Poor’s Financial Services LLC
SBC	Systems Benefits Charge
SCRC	Stranded Cost Recovery Charge
SERP	Supplemental Executive Retirement Plans and non-qualified defined benefit retirement plans
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

SIP	Simplified Incentive Plan
SO2	Sulfur dioxide
SS	Standard service
TCAM	Transmission Cost Adjustment Mechanism
TSA	Transmission Service Agreement
UI	The United Illuminating Company

NORTHEAST UTILITIES AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
WESTERN MASSACHUSETTS ELECTRIC COMPANY

This Page Intentionally Left Blank

v

NORTHEAST UTILITIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(Thousands of Dollars)	2014	2013

ASSETS

Current Assets:
Cash and Cash Equivalents	$89,150	$43,364
Receivables, Net	980,033	765,391
Unbilled Revenues	202,867	224,982
Fuel, Materials and Supplies	228,192	303,233
Regulatory Assets	573,028	535,791
Prepayments and Other Current Assets	292,539	214,288
Total Current Assets	2,365,809	2,087,049

Property, Plant and Equipment, Net	17,713,027	17,576,186

Deferred Debits and Other Assets:
Regulatory Assets	3,486,645	3,758,694
Goodwill	3,519,401	3,519,401
Marketable Securities	507,931	488,515
Other Long-Term Assets	504,057	365,692
Total Deferred Debits and Other Assets	8,018,034	8,132,302

Total Assets	$28,096,870	$27,795,537

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHEAST UTILITIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(Thousands of Dollars)	2014	2013

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable	$571,147	$1,093,000
Long-Term Debt - Current Portion	530,533	533,346
Accounts Payable	711,594	742,251
Regulatory Liabilities	263,754	204,278
Other Current Liabilities	713,116	702,776
Total Current Liabilities	2,790,144	3,275,651

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	4,209,969	4,029,026
Regulatory Liabilities	591,468	502,984
Derivative Liabilities	546,387	624,050
Accrued Pension, SERP and PBOP	890,019	896,844
Other Long-Term Liabilities	871,050	923,053
Total Deferred Credits and Other Liabilities	7,108,893	6,975,957

Capitalization:
Long-Term Debt	8,318,332	7,776,833

Noncontrolling Interest - Preferred Stock of Subsidiaries	155,568	155,568

Equity:
Common Shareholders’ Equity:
Common Shares	1,666,580	1,665,351
Capital Surplus, Paid In	6,185,027	6,192,765
Retained Earnings	2,237,710	2,125,980
Accumulated Other Comprehensive Loss	(44,321)	(46,031)
Treasury Stock	(321,063)	(326,537)
Common Shareholders’ Equity	9,723,933	9,611,528
Total Capitalization	18,197,833	17,543,929

Total Liabilities and Capitalization	$28,096,870	$27,795,537

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHEAST UTILITIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars, Except Share Information)	2014	2013

Operating Revenues	$2,290,590	$1,995,023

Operating Expenses:
Purchased Power, Fuel and Transmission	978,150	747,809
Operations and Maintenance	351,688	346,092
Depreciation	150,807	154,977
Amortization of Regulatory Assets, Net	57,898	54,049
Amortization of Rate Reduction Bonds	—	34,499
Energy Efficiency Programs	138,825	105,771
Taxes Other Than Income Taxes	145,533	132,881
Total Operating Expenses	1,822,901	1,576,078
Operating Income	467,689	418,945

Interest Expense:
Interest on Long-Term Debt	87,377	85,906
Other Interest	2,598	(9,651)
Interest Expense	89,975	76,255
Other Income, Net	1,667	7,765
Income Before Income Tax Expense	379,381	350,455
Income Tax Expense	141,545	120,487
Net Income	237,836	229,968
Net Income Attributable to Noncontrolling Interests	1,879	1,879
Net Income Attributable to Controlling Interest	$235,957	$228,089

Basic Earnings Per Common Share	$0.75	$0.72

Diluted Earnings Per Common Share	$0.74	$0.72

Dividends Declared Per Common Share	$0.39	$0.37

Weighted Average Common Shares Outstanding:
Basic	315,534,512	315,129,782
Diluted	316,892,119	316,002,538

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Net Income	$237,836	$229,968
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	509	516
Changes in Unrealized Gains/(Losses) on Other Securities	240	(181)
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	961	1,621
Other Comprehensive Income, Net of Tax	1,710	1,956
Comprehensive Income Attributable to Noncontrolling Interests	(1,879)	(1,879)
Comprehensive Income Attributable to Controlling Interest	$237,667	$230,045

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHEAST UTILITIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2014	2013

Operating Activities:
Net Income	$237,836	$229,968
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	150,807	154,977
Deferred Income Taxes	137,417	168,938
Pension, SERP and PBOP Expense	24,995	53,102
Pension and PBOP Contributions	(6,622)	(47,048)
Regulatory Overrecoveries, Net	872	39,218
Amortization of Regulatory Assets, Net	57,898	54,049
Amortization of Rate Reduction Bonds	—	34,499
Proceeds from DOE Damages Claim	163,300	77,936
Deferred DOE Proceeds	(163,300)	—
Other	(7,574)	(51,106)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(182,221)	(129,431)
Fuel, Materials and Supplies	75,041	28,487
Taxes Receivable/Accrued, Net	(59,840)	(21,295)
Accounts Payable	53,905	(86,916)
Other Current Assets and Liabilities, Net	11,282	(32,235)
Net Cash Flows Provided by Operating Activities	493,796	473,143

Investing Activities:
Investments in Property, Plant and Equipment	(348,691)	(388,950)
Proceeds from Sales of Marketable Securities	128,505	98,070
Purchases of Marketable Securities	(132,605)	(184,030)
Other Investing Activities	1,637	27,997
Net Cash Flows Used in Investing Activities	(351,154)	(446,913)

Financing Activities:
Cash Dividends on Common Shares	(118,460)	(116,431)
Cash Dividends on Preferred Stock	(1,879)	(1,879)
Decrease in Short-Term Debt	(299,500)	(228,000)
Issuance of Long-Term Debt	400,000	400,000
Retirements of Long-Term Debt	(75,000)	—
Retirements of Rate Reduction Bonds	—	(62,529)
Other Financing Activities	(2,017)	(2,322)
Net Cash Flows Used in Financing Activities	(96,856)	(11,161)
Net Increase in Cash and Cash Equivalents	45,786	15,069
Cash and Cash Equivalents - Beginning of Period	43,364	45,748
Cash and Cash Equivalents - End of Period	$89,150	$60,817

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(Thousands of Dollars)	2014	2013

ASSETS

Current Assets:
Cash	$15,675	$7,237
Receivables, Net	386,876	319,670
Accounts Receivable from Affiliated Companies	14,721	13,777
Unbilled Revenues	98,095	92,401
Regulatory Assets	175,926	150,943
Materials and Supplies	51,376	54,606
Prepayments and Other Current Assets	73,602	53,082
Total Current Assets	816,271	691,716

Property, Plant and Equipment, Net	6,506,245	6,451,259

Deferred Debits and Other Assets:
Regulatory Assets	1,580,609	1,663,147
Other Long-Term Assets	170,814	174,380
Total Deferred Debits and Other Assets	1,751,423	1,837,527

Total Assets	$9,073,939	$8,980,502

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(Thousands of Dollars)	2014	2013

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable to NU Parent	$351,600	$287,300
Long-Term Debt - Current Portion	150,000	150,000
Accounts Payable	186,792	201,047
Accounts Payable to Affiliated Companies	52,760	56,531
Obligations to Third Party Suppliers	76,236	73,914
Regulatory Liabilities	107,284	93,961
Derivative Liabilities	92,040	92,233
Other Current Liabilities	154,312	134,716
Total Current Liabilities	1,171,024	1,089,702

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,579,498	1,510,586
Regulatory Liabilities	90,053	93,757
Derivative Liabilities	539,444	617,072
Accrued Pension, SERP and PBOP	94,820	95,895
Other Long-Term Liabilities	152,920	163,588
Total Deferred Credits and Other Liabilities	2,456,735	2,480,898

Capitalization:
Long-Term Debt	2,591,405	2,591,208

Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200

Common Stockholder’s Equity:
Common Stock	60,352	60,352
Capital Surplus, Paid In	1,682,900	1,682,047
Retained Earnings	996,591	961,482
Accumulated Other Comprehensive Loss	(1,268)	(1,387)
Common Stockholder’s Equity	2,738,575	2,702,494
Total Capitalization	5,446,180	5,409,902

Total Liabilities and Capitalization	$9,073,939	$8,980,502

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2014	2013

Operating Revenues	$734,614	$624,097

Operating Expenses:
Purchased Power and Transmission	281,381	229,259
Operations and Maintenance	109,514	108,895
Depreciation	46,130	42,448
Amortization of Regulatory Assets, Net	29,931	10,787
Energy Efficiency Programs	42,694	22,813
Taxes Other Than Income Taxes	66,953	60,192
Total Operating Expenses	576,603	474,394
Operating Income	158,011	149,703

Interest Expense:
Interest on Long-Term Debt	32,908	32,635
Other Interest	1,335	(2,941)
Interest Expense	34,243	29,694
Other Income, Net	1,072	4,187
Income Before Income Tax Expense	124,840	124,196
Income Tax Expense	45,541	39,188
Net Income	$79,299	$85,008

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Net Income	$79,299	$85,008
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	111	111
Changes in Unrealized Gains/(Losses) on Other Securities	8	(6)
Other Comprehensive Income, Net of Tax	119	105
Comprehensive Income	$79,418	$85,113

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2014	2013

Operating Activities:
Net Income	$79,299	$85,008
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	46,130	42,448
Deferred Income Taxes	59,334	65,475
Pension, SERP and PBOP Expense, Net of PBOP Contributions	4,086	8,183
Regulatory Underrecoveries, Net	(40,399)	(15,835)
Amortization of Regulatory Assets, Net	29,931	10,787
Other	4,536	3,653
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(82,833)	(32,041)
Taxes Receivable/Accrued, Net	7,015	(12,777)
Accounts Payable	(2,872)	(106,140)
Other Current Assets and Liabilities, Net	(8,730)	(22,340)
Net Cash Flows Provided by Operating Activities	95,497	26,421

Investing Activities:
Investments in Property, Plant and Equipment	(107,993)	(89,360)
Other Investing Activities	1,027	447
Net Cash Flows Used in Investing Activities	(106,966)	(88,913)

Financing Activities:
Cash Dividends on Common Stock	(42,800)	(38,000)
Cash Dividends on Preferred Stock	(1,390)	(1,390)
Issuance of Long Term Debt	—	400,000
Increase/(Decrease) in Notes Payable to NU Parent	64,300	(194,700)
Decrease in Short-Term Debt	—	(89,000)
Other Financing Activities	(203)	(6,112)
Net Cash Flows Provided by Financing Activities	19,907	70,798
Net Increase in Cash	8,438	8,306
Cash - Beginning of Period	7,237	1
Cash - End of Period	$15,675	$8,307

The accompanying notes are an integral part of these unaudited condensed financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(Thousands of Dollars)	2014	2013

ASSETS

Current Assets:
Cash and Cash Equivalents	$42,035	$8,021
Receivables, Net	231,082	209,711
Accounts Receivable from Affiliated Companies	123,953	27,264
Unbilled Revenues	28,249	41,368
Materials and Supplies	47,843	44,236
Regulatory Assets	222,598	204,144
Prepayments and Other Current Assets	5,686	36,710
Total Current Assets	701,446	571,454

Property, Plant and Equipment, Net	5,069,203	5,043,887

Deferred Debits and Other Assets:
Regulatory Assets	1,041,925	1,235,156
Other Long-Term Assets	65,983	60,624
Total Deferred Debits and Other Assets	1,107,908	1,295,780

Total Assets	$6,878,557	$6,911,121

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(Thousands of Dollars)	2014	2013

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable	$—	$103,500
Long-Term Debt - Current Portion	301,650	301,650
Accounts Payable	264,834	207,559
Accounts Payable to Affiliated Companies	42,879	75,707
Accumulated Deferred Income Taxes	55,763	50,128
Regulatory Liabilities	73,596	53,958
Other Current Liabilities	140,146	118,410
Total Current Liabilities	878,868	910,912

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,400,532	1,466,835
Regulatory Liabilities	257,101	253,108
Accrued Pension, SERP and PBOP	150,938	118,010
Payable to Affiliated Companies	—	64,172
Other Long-Term Liabilities	132,679	142,214
Total Deferred Credits and Other Liabilities	1,941,250	2,044,339

Capitalization:
Long-Term Debt	1,797,389	1,499,417

Preferred Stock Not Subject to Mandatory Redemption	43,000	43,000

Common Stockholder’s Equity:
Common Stock	—	—
Capital Surplus, Paid In	992,625	992,625
Retained Earnings	1,225,425	1,420,828
Common Stockholder’s Equity	2,218,050	2,413,453
Total Capitalization	4,058,439	3,955,870

Total Liabilities and Capitalization	$6,878,557	$6,911,121

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2014	2013

Operating Revenues	$666,188	$592,257

Operating Expenses:
Purchased Power and Transmission	319,082	214,053
Operations and Maintenance	85,924	92,301
Depreciation	46,626	45,441
Amortization of Regulatory Assets, Net	15,664	46,994
Amortization of Rate Reduction Bonds	—	15,054
Energy Efficiency Programs	48,329	51,703
Taxes Other Than Income Taxes	32,151	32,174
Total Operating Expenses	547,776	497,720
Operating Income	118,412	94,537

Interest Expense:
Interest on Long-Term Debt	20,756	19,991
Other Interest	304	(4,068)
Interest Expense	21,060	15,923
Other Income/(Loss), Net	(31)	773
Income Before Income Tax Expense	97,321	79,387
Income Tax Expense	39,234	31,265
Net Income	$58,087	$48,122

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2014	2013

Operating Activities, SERP:
Net Income	$58,087	$48,122
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	46,626	45,441
Deferred Income Taxes	1,585	26,571
Pension, SERP and PBOP Expense, Net of Contributions	(4,908)	6,420
Regulatory Underrecoveries, Net	6,423	(2,951)
Amortization of Regulatory Assets, Net	15,664	46,994
Amortization of Rate Reduction Bonds	—	15,054
Bad Debt Expense	6,096	5,523
Other	(15,538)	(23,969)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(14,348)	(31,455)
Materials and Supplies	(3,606)	(7,060)
Taxes Receivable/Accrued, Net	21,504	(22,501)
Accounts Payable	86,309	1,867
Accounts Receivable from/Payable to Affiliates, Net	(43,654)	(37,547)
Other Current Assets and Liabilities, Net	31,112	18,916
Net Cash Flows Provided by Operating Activities	191,352	89,425

Investing Activities:
Investments in Property, Plant and Equipment	(94,957)	(107,573)
(Increase)/Decrease in Special Deposits	(530)	33,631
Other Investing Activities	41	(86)
Net Cash Flows Used in Investing Activities	(95,446)	(74,028)

Financing Activities:
Cash Dividends on Common Stock	(253,000)	—
Cash Dividends on Preferred Stock	(490)	(490)
(Decrease)/Increase in Notes Payable	(103,500)	32,000
Issuance of Long-Term Debt	300,000	—
Retirements of Rate Reduction Bonds	—	(43,493)
Other Financing Activities	(4,902)	—
Net Cash Flows Used in Financing Activities	(61,892)	(11,983)
Net Increase in Cash and Cash Equivalents	34,014	3,414
Cash and Cash Equivalents - Beginning of Period	8,021	13,695
Cash and Cash Equivalents - End of Period	$42,035	$17,109

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(Thousands of Dollars)	2014	2013

ASSETS

Current Assets:
Cash	$4,284	$130
Receivables, Net	88,143	76,331
Accounts Receivable from Affiliated Companies	479	90
Unbilled Revenues	38,327	38,344
Taxes Receivable	20,968	2,180
Fuel, Materials and Supplies	94,410	128,736
Regulatory Assets	83,832	92,194
Prepayments and Other Current Assets	7,270	21,920
Total Current Assets	337,713	359,925

Property, Plant and Equipment, Net	2,486,440	2,467,556

Deferred Debits and Other Assets:
Regulatory Assets	210,702	219,346
Other Long-Term Assets	40,621	39,891
Total Deferred Debits and Other Assets	251,323	259,237

Total Assets	$3,075,476	$3,086,718

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(Thousands of Dollars)	2014	2013

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable to NU Parent	$39,900	$86,500
Long-Term Debt - Current Portion	50,000	50,000
Accounts Payable	59,847	82,920
Accounts Payable to Affiliated Companies	28,009	22,040
Regulatory Liabilities	27,333	20,643
Accumulated Deferred Income Taxes	22,811	28,596
Other Current Liabilities	46,880	51,729
Total Current Liabilities	274,780	342,428

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	539,255	500,166
Regulatory Liabilities	51,769	51,723
Accrued SERP and PBOP	15,321	15,272
Other Long-Term Liabilities	46,559	46,247
Total Deferred Credits and Other Liabilities	652,904	613,408

Capitalization:
Long-Term Debt	999,081	999,006

Common Stockholder’s Equity:
Common Stock	—	—
Capital Surplus, Paid In	702,304	701,911
Retained Earnings	454,653	438,515
Accumulated Other Comprehensive Loss	(8,246)	(8,550)
Common Stockholder’s Equity	1,148,711	1,131,876
Total Capitalization	2,147,792	2,130,882

Total Liabilities and Capitalization	$3,075,476	$3,086,718

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2014	2013

Operating Revenues	$299,833	$273,829

Operating Expenses:
Purchased Power, Fuel and Transmission	115,246	101,024
Operations and Maintenance	62,212	59,729
Depreciation	24,215	22,568
Amortization of Regulatory Assets/(Liabilities), Net	12,562	(3,051)
Amortization of Rate Reduction Bonds	—	14,756
Energy Efficiency Programs	3,839	3,669
Taxes Other Than Income Taxes	17,715	17,016
Total Operating Expenses	235,789	215,711
Operating Income	64,044	58,118

Interest Expense:
Interest on Long-Term Debt	11,526	11,881
Other Interest	445	287
Interest Expense	11,971	12,168
Other Income, Net	265	1,030
Income Before Income Tax Expense	52,338	46,980
Income Tax Expense	19,700	17,984
Net Income	$32,638	$28,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Net Income	$32,638	$28,996
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	290	291
Changes in Unrealized Gains/(Losses) on Other Securities	14	(11)
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	—	(3)
Other Comprehensive Income, Net of Tax	304	277
Comprehensive Income	$32,942	$29,273

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2014	2013

Operating Activities:
Net Income	$32,638	$28,996
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	24,215	22,568
Deferred Income Taxes	33,667	10,143
Pension, SERP and PBOP Expense	1,961	8,022
Pension and PBOP Contributions	(30)	(35,146)
Regulatory Over/(Under) Recoveries, Net	6,827	(799)
Amortization of Regulatory Assets/(Liabilities), Net	12,562	(3,051)
Amortization of Rate Reduction Bonds	—	14,756
Other	2,729	(1,505)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(14,268)	(13,889)
Fuel, Materials and Supplies	34,326	562
Taxes Receivable/Accrued, Net	(30,254)	23,137
Accounts Payable	3,403	31,257
Other Current Assets and Liabilities, Net	21,505	22,152
Net Cash Flows Provided by Operating Activities	129,281	107,203

Investing Activities:
Investments in Property, Plant and Equipment	(61,864)	(64,956)
Other Investing Activities	(76)	(17)
Net Cash Flows Used in Investing Activities	(61,940)	(64,973)

Financing Activities:
Cash Dividends on Common Stock	(16,500)	(17,000)
Decrease in Notes Payable to NU Parent	(46,600)	(9,900)
Retirements of Rate Reduction Bonds	—	(14,320)
Other Financing Activities	(87)	(127)
Net Cash Flows Used in Financing Activities	(63,187)	(41,347)
Net Increase in Cash	4,154	883
Cash - Beginning of Period	130	2,493
Cash - End of Period	$4,284	$3,376

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(Thousands of Dollars)	2014	2013

ASSETS

Current Assets:
Cash	$4,227	$—
Receivables, Net	54,844	49,018
Accounts Receivable from Affiliated Companies	5,996	47,607
Unbilled Revenues	16,531	16,562
Taxes Receivable	12,845	432
Regulatory Assets	49,578	43,024
Marketable Securities	19,194	26,628
Prepayments and Other Current Assets	9,663	10,479
Total Current Assets	172,878	193,750

Property, Plant and Equipment, Net	1,398,810	1,381,060

Deferred Debits and Other Assets:
Regulatory Assets	132,181	146,088
Marketable Securities	38,710	31,243
Other Long-Term Assets	40,956	40,679
Total Deferred Debits and Other Assets	211,847	218,010

Total Assets	$1,783,535	$1,792,820

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(Thousands of Dollars)	2014	2013

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable to NU Parent	$37,400	$—
Accounts Payable	38,407	62,961
Accounts Payable to Affiliated Companies	18,154	9,230
Accrued Interest	2,837	7,525
Regulatory Liabilities	21,816	19,858
Accumulated Deferred Income Taxes	15,361	13,098
Counterparty Deposits	3,188	7,688
Other Current Liabilities	15,563	20,629
Total Current Liabilities	152,726	140,989

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	409,493	396,933
Regulatory Liabilities	10,445	13,873
Accrued SERP and PBOP	3,850	3,911
Other Long-Term Liabilities	29,411	28,619
Total Deferred Credits and Other Liabilities	453,199	443,336

Capitalization:
Long-Term Debt	629,162	629,389

Common Stockholder’s Equity:
Common Stock	10,866	10,866
Capital Surplus, Paid In	390,895	390,743
Retained Earnings	150,117	181,014
Accumulated Other Comprehensive Loss	(3,430)	(3,517)
Common Stockholder’s Equity	548,448	579,106
Total Capitalization	1,177,610	1,208,495

Total Liabilities and Capitalization	$1,783,535	$1,792,820

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2014	2013

Operating Revenues	$137,409	$124,953

Operating Expenses:
Purchased Power and Transmission	49,431	40,044
Operations and Maintenance	22,579	20,928
Depreciation	10,321	8,970
Amortization of Regulatory Assets, Net	399	129
Amortization of Rate Reduction Bonds	—	4,689
Energy Efficiency Programs	11,865	8,315
Taxes Other Than Income Taxes	8,082	6,288
Total Operating Expenses	102,677	89,363
Operating Income	34,732	35,590

Interest Expense:
Interest on Long-Term Debt	6,062	6,082
Other Interest	(416)	211
Interest Expense	5,646	6,293
Other Income, Net	574	1,004
Income Before Income Tax Expense	29,660	30,301
Income Tax Expense	11,558	11,698
Net Income	$18,102	$18,603

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

Net Income	$18,102	$18,603
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	85	85
Changes in Unrealized Gains/(Losses) on Other Securities	2	(2)
Other Comprehensive Income, Net of Tax	87	83
Comprehensive Income	$18,189	$18,686

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2014	2013

Operating Activities:
Net Income	$18,102	$18,603
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	10,321	8,970
Deferred Income Taxes	14,688	16,828
Regulatory Over/(Under) Recoveries, Net	5,780	(2,357)
Amortization of Regulatory Assets, Net	399	129
Amortization of Rate Reduction Bonds	—	4,689
Other	(1,351)	(1,299)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	34,905	(4,907)
Taxes Receivable/Accrued, Net	(17,126)	21,600
Accounts Payable	(10,516)	17,667
Other Current Assets and Liabilities, Net	(8,869)	(8,931)
Net Cash Flows Provided by Operating Activities	46,333	70,992

Investing Activities:
Investments in Property, Plant and Equipment	(30,347)	(66,340)
Proceeds from Sales of Marketable Securities	34,656	21,035
Purchases of Marketable Securities	(34,804)	(21,191)
Other Investing Activities	—	500
Net Cash Flows Used in Investing Activities	(30,495)	(65,996)

Financing Activities:
Cash Dividends on Common Stock	(49,000)	(10,000)
Increase in Notes Payable to NU Parent	37,400	11,500
Retirement of Rate Reduction Bonds	—	(4,716)
Other Financing Activities	(11)	(13)
Net Cash Flows Used in Financing Activities	(11,611)	(3,229)
Net Increase in Cash	4,227	1,767
Cash - Beginning of Period	—	1
Cash - End of Period	$4,227	$1,768

The accompanying notes are an integral part of these unaudited condensed financial statements.

NORTHEAST UTILITIES AND SUBSIDIARIES

THE CONNECTICUT LIGHT AND POWER COMPANY

NSTAR ELECTRIC COMPANY AND SUBSIDIARY

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY

WESTERN MASSACHUSETTS ELECTRIC COMPANY

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Refer to the Glossary of Terms included in this combined Quarterly Report on Form 10-Q for abbreviations and acronyms used throughout the combined notes to the unaudited condensed consolidated financial statements.

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.                                    Basis of Presentation

NU is a public utility holding company primarily engaged through its wholly owned regulated utility subsidiaries in the energy delivery business.  NU’s wholly owned regulated utility subsidiaries consist of CL&P, NSTAR Electric, PSNH, WMECO, Yankee Gas and NSTAR Gas.  NU provides energy delivery service to approximately 3.6 million electric and natural gas customers through these six regulated utilities in Connecticut, Massachusetts and New Hampshire.

The unaudited condensed consolidated financial statements of NU, NSTAR Electric and PSNH include the accounts of each of their respective subsidiaries.  Intercompany transactions have been eliminated in consolidation.  The accompanying unaudited condensed consolidated financial statements of NU, NSTAR Electric and PSNH and the unaudited condensed financial statements of CL&P and WMECO are herein collectively referred to as the “financial statements.”

The combined notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  The accompanying financial statements should be read in conjunction with the entirety of this combined Quarterly Report on Form 10-Q and the 2013 combined Annual Report on Form 10-K of NU, CL&P, NSTAR Electric, PSNH and WMECO, which was filed with the SEC.  The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The financial statements contain, in the opinion of management, all adjustments (including normal, recurring adjustments) necessary to present fairly NU’s, CL&P’s, NSTAR Electric’s, PSNH’s and WMECO’s financial position as of March 31, 2014 and December 31, 2013, and the results of operations, comprehensive income and cash flows for the three months ended March 31, 2014 and 2013.  The results of operations, comprehensive income and cash flows for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the results expected for a full year.  The demand for electricity and natural gas is affected by weather conditions, economic conditions, and consumer conservation (including company-sponsored energy efficiency programs).  Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months.  Natural gas sales and revenues are typically higher in the winter months than during other periods of the year.

NU consolidates CYAPC and YAEC as CL&P’s, NSTAR Electric’s, PSNH’s and WMECO’s combined ownership interest in each of these entities is greater than 50 percent.  Intercompany transactions between CL&P, NSTAR Electric, PSNH and WMECO and the CYAPC and YAEC companies have been eliminated in consolidation of the NU financial statements.  For CL&P, NSTAR Electric, PSNH and WMECO, the investments in CYAPC and YAEC continue to be accounted for under the equity method.

NU’s utility subsidiaries are subject to the application of accounting guidance for entities with rate-regulated operations that considers the effect of regulation resulting from differences in the timing of the recognition of certain revenues and expenses from those of other businesses and industries.  NU’s utility subsidiaries’ energy delivery business is subject to rate-regulation that is based on cost recovery and meets the criteria for application of rate-regulated accounting.  See Note 2, “Regulatory Accounting,” for further information.

Certain reclassifications of prior period data were made in the accompanying balance sheets for NU, CL&P and PSNH, statements of income for NU, NSTAR Electric, PSNH and WMECO, and statements of cash flows for CL&P, NSTAR Electric and WMECO.  These reclassifications were made to conform to the current period’s presentation.

B.                                    Recently Adopted Accounting Standards

On January 1, 2014, as required, NU prospectively adopted the Financial Accounting Standards Board’s (FASB) final Accounting Standards Updates (ASU) that required presentation of certain unrecognized tax benefits as reductions to deferred tax assets.  Implementation of this guidance had an immaterial impact on the balance sheets and no impact on the results of operations or cash flows of NU, CL&P, NSTAR Electric, PSNH and WMECO.

C.                                    Provision for Uncollectible Accounts

NU, including CL&P, NSTAR Electric, PSNH and WMECO, presents its receivables at estimated net realizable value by maintaining a provision for uncollectible accounts.  This provision is determined based upon a variety of factors, including the application of an estimated uncollectible percentage to each receivable aging category.  The estimate is based upon historical collection and write-off experience and management’s assessment of collectibility from individual customers.  Management continuously assesses the collectibility of receivables, and adjusts collectibility estimates based on actual experience.  Receivable balances are written off against the provision for uncollectible accounts when the accounts are terminated and these balances are deemed to be uncollectible.  The provision for uncollectible accounts, which is included in Receivables, Net on the balance sheets, was as follows:

(Millions of Dollars)	As of March 31, 2014	As of December 31, 2013
NU	$180.0	$171.3
CL&P	83.4	82.0
NSTAR Electric	43.1	41.7
PSNH	7.8	7.4
WMECO	10.6	10.0

D.                                    Fair Value Measurements

Fair value measurement guidance is applied to derivative contracts that are not elected or designated as “normal purchases or normal sales” (normal) and to the marketable securities held in trusts.  Fair value measurement guidance is also applied to investment valuations used to calculate the funded status of pension and PBOP plans and nonrecurring fair value measurements of nonfinancial assets such as goodwill and AROs.

Fair Value Hierarchy:  In measuring fair value, NU uses observable market data when available and minimizes the use of unobservable inputs.  Inputs used in fair value measurements are categorized into three fair value hierarchy levels for disclosure purposes.  The entire fair value measurement is categorized based on the lowest level of input that is significant to the fair value measurement.  NU evaluates the classification of assets and liabilities measured at fair value on a quarterly basis, and NU’s policy is to recognize transfers between levels of the fair value hierarchy as of the end of the reporting period.  The three levels of the fair value hierarchy are described below:

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

Determination of Fair Value:  The valuation techniques and inputs used in NU’s fair value measurements are described in Note 4, “Derivative Instruments,” Note 5, “Marketable Securities,” and Note 9, “Fair Value of Financial Instruments,” to the financial statements.

E.                                Other Income, Net

Items included within Other Income, Net on the statements of income primarily consist of investment income/(loss), interest income, AFUDC related to equity funds, and equity in earnings.  Investment income/(loss) primarily relates to debt and equity securities held in trust.  For further information, see Note 5, “Marketable Securities,” to the financial statements.  For CL&P, NSTAR Electric, PSNH and WMECO, equity in earnings relate to investments in CYAPC, YAEC and MYAPC as well as NSTAR Electric’s investment in two regional transmission companies, which are all accounted for on the equity method.  On an NU consolidated basis, equity in earnings relate to the investment in MYAPC and NU’s investment in two regional transmission companies.

F.                                     Other Taxes

Gross receipts taxes levied by the state of Connecticut are collected by CL&P and Yankee Gas from their respective customers.  These gross receipts taxes are shown on a gross basis with collections in Operating Revenues and payments in Taxes Other Than Income Taxes on the statements of income as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2014	March 31, 2013
NU	$44.4	$38.4
CL&P	35.6	32.0

Certain sales taxes are also collected by NU’s companies that serve customers in Connecticut and Massachusetts as agents for state and local governments and are recorded on a net basis with no impact on the statements of income.

G.                                   Supplemental Cash Flow Information

Non-cash investing activities include plant additions included in Accounts Payable as follows:

(Millions of Dollars)	As of March 31, 2014	As of March 31, 2013
NU	$108.5	$98.7
CL&P	36.2	28.2
NSTAR Electric	28.0	30.7
PSNH	14.4	12.9
WMECO	14.4	15.8

H.                                   Severance Benefits

In the first quarter of 2014, NU recorded severance benefit expenses of $4.3 million associated with the partial outsourcing of information technology functions and ongoing post-merger integration.  As of March 31, 2014 and December 31, 2013, the severance accrual totaled $17.7 million and $14.7 million, respectively, and was included in Other Current Liabilities on the balance sheets.

I.                                        Restricted Cash

On March 28, 2014, CYAPC and YAEC received payment of $163.3 million of the DOE Phase II Damages proceeds. It is anticipated that in the second quarter of 2014, the Yankee Companies will complete the FERC review process and return these amounts to the member companies, including CL&P, NSTAR Electric, PSNH, and WMECO, for the benefit of their respective customers.  As a result of the consolidation of CYAPC and YAEC, the cash received is included in Other Long-Term Assets on the NU consolidated balance sheet pending refund.  For further information, see Note 8B, “Commitments and Contingencies - Contractual Obligations - Yankee Companies.”

2.                                      REGULATORY ACCOUNTING

The rates charged to the customers of NU’s Regulated companies are designed to collect each company’s costs to provide service, including a return on investment.  Therefore, the accounting policies of the Regulated companies follow the application of accounting guidance for entities with rate-regulated operations and reflect the effects of the rate-making process.

Management believes it is probable that each of the Regulated companies will recover their respective investments in long-lived assets, including regulatory assets.  If management were to determine that it could no longer apply the accounting guidance applicable to rate-regulated enterprises to any of the Regulated companies’ operations, or that management could not conclude it is probable that costs would be recovered from customers in future rates, the costs would be charged to net income in the period in which the determination is made.

Regulatory Assets:  The components of regulatory assets are as follows:

	As of March 31, 2014	As of December 31, 2013
(Millions of Dollars)	NU	NU
Benefit Costs	$1,205.4	$1,240.2
Derivative Liabilities	564.9	638.0
Income Taxes, Net	629.2	626.2
Storm Restoration Costs	580.9	589.6
Goodwill	520.8	525.9
Regulatory Tracker Mechanisms	347.4	323.4
Buy Out Agreements for Power Contracts	63.4	70.2
Other Regulatory Assets	147.6	281.0
Total Regulatory Assets	4,059.6	4,294.5
Less: Current Portion	573.0	535.8
Total Long-Term Regulatory Assets	$3,486.6	$3,758.7

	As of March 31, 2014				As of December 31, 2013
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH	WMECO
Benefit Costs	$287.1	$321.3	$96.7	$55.1	$297.7	$496.7	$100.6	$57.3
Derivative Liabilities	557.0	7.9	—	—	630.4	7.7	—	—
Income Taxes, Net	419.7	82.5	39.4	43.5	415.5	84.0	40.3	43.7
Storm Restoration Costs	395.3	109.2	40.3	36.1	397.8	109.3	43.7	38.8
Goodwill	—	447.1	—	—	—	451.5	—	—
Regulatory Tracker Mechanisms	33.3	182.7	75.2	31.6	8.0	169.5	83.3	32.6
Buy Out Agreements for Power Contracts	—	58.3	5.1	—	—	64.7	5.5	—
Other Regulatory Assets	64.1	55.5	37.8	15.5	64.6	55.9	38.1	16.7
Total Regulatory Assets	1,756.5	1,264.5	294.5	181.8	1,814.0	1,439.3	311.5	189.1
Less: Current Portion	175.9	222.6	83.8	49.6	150.9	204.1	92.2	43.0
Total Long-Term Regulatory Assets	$1,580.6	$1,041.9	$210.7	$132.2	$1,663.1	$1,235.2	$219.3	$146.1

Benefit Costs:  For information related to the Regulated companies’ pension and other postretirement benefits, see Note 7, “Pension Benefits and Postretirement Benefits Other Than Pensions.”

Storm Restoration Costs:  From 2011 to 2013, CL&P, NSTAR Electric, PSNH and WMECO experienced several significant storm events.  As a result of these storm events, each company suffered extensive damage to its distribution and transmission systems resulting in customer outages.  Each company incurred significant costs to repair damage and restore customer service.  The storm restoration cost regulatory asset balance at CL&P, NSTAR Electric, PSNH and WMECO reflects incremental costs incurred for major storm events.  Management believes the storm restoration costs were prudent and meet the criteria for specific cost recovery in Connecticut, Massachusetts and New Hampshire and that recovery from customers is probable through the applicable regulatory recovery process.

On March 12, 2014, the PURA issued a final decision on CL&P’s request to recover storm restoration costs associated with five major storms, which occurred in 2011 and 2012.  The PURA approved recovery of $365 million of deferred storm restoration costs and ordered CL&P to capitalize approximately $18 million of the deferred storm restoration costs as utility plant, which will be recovered through depreciation expense in future rate proceedings.  CL&P will recover the $365 million with carrying charges in its distribution rates over a six-year period beginning December 1, 2014.  The remaining costs were either disallowed or we believe will be recovered from other sources.  These costs did not have a material impact on CL&P’s financial position, results of operations or cash flows.

Regulatory Costs in Other Long-Term Assets:  The Regulated companies had $71.7 million ($12.4 million for CL&P, $33.7 million for NSTAR Electric, and $10.2 million for WMECO) and $65.1 million ($7.3 million for CL&P, $33.4 million for NSTAR Electric, and $10.1 million for WMECO) of additional regulatory costs as of March 31, 2014 and December 31, 2013, respectively, that were included in Other Long-Term Assets on the balance sheets.  These amounts represent incurred costs for which recovery has not yet been specifically approved by the applicable regulatory agency.  However, based on regulatory policies or past precedent on similar costs, management believes it is probable that these costs will ultimately be approved and recovered from customers in rates.

Regulatory Liabilities:  The components of regulatory liabilities are as follows:

	As of March 31, 2014	As of December 31, 2013
(Millions of Dollars)	NU	NU
Cost of Removal	$437.3	$435.1
Regulatory Tracker Mechanisms	203.6	151.2
AFUDC - Transmission	67.8	68.1
Contractual Obligations - Yankee Companies	93.3	—
Other Regulatory Liabilities	53.3	52.9
Total Regulatory Liabilities	855.3	707.3
Less: Current Portion	263.8	204.3
Total Long-Term Regulatory Liabilities	$591.5	$503.0

	As of March 31, 2014				As of December 31, 2013
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH	WMECO
Cost of Removal	$27.5	$252.5	$49.7	$—	$29.1	$250.0	$49.7	$—
Regulatory Tracker Mechanisms	105.6	43.8	27.5	22.4	95.6	21.9	21.6	21.1
AFUDC - Transmission	54.5	4.0	—	9.3	54.7	4.1	—	9.3
Other Regulatory Liabilities	9.8	30.4	1.9	0.5	8.4	31.1	1.0	3.4
Total Regulatory Liabilities	197.4	330.7	79.1	32.2	187.8	307.1	72.3	33.8
Less: Current Portion	107.3	73.6	27.3	21.8	94.0	54.0	20.6	19.9
Total Long-Term Regulatory Liabilities	$90.1	$257.1	$51.8	$10.4	$93.8	$253.1	$51.7	$13.9

For further information on matters related to the Yankee Companies, see Note 8B, “Commitments and Contingencies - Contractual Obligations - Yankee Companies,” to the financial statements.

3.                                      PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

The following tables summarize the investments in utility property, plant and equipment by asset category:

	As of March 31, 2014	As of December 31, 2013
(Millions of Dollars)	NU	NU
Distribution - Electric	$12,039.7	$11,950.2
Distribution - Natural Gas	2,447.9	2,425.9
Transmission	6,423.5	6,412.5
Generation	1,154.7	1,152.3
Electric and Natural Gas Utility	22,065.8	21,940.9
Other (1)	510.2	508.7
Property, Plant and Equipment, Gross	22,576.0	22,449.6
Less: Accumulated Depreciation Electric and Natural Gas Utility	(5,491.7)	(5,387.0)
Other	(204.7)	(196.2)
Total Accumulated Depreciation	(5,696.4)	(5,583.2)
Property, Plant and Equipment, Net	16,879.6	16,866.4
Construction Work in Progress	833.4	709.8
Total Property, Plant and Equipment, Net	$17,713.0	$17,576.2

(1)   These assets represent unregulated property and are primarily comprised of building improvements, computer software, hardware and equipment and telecommunications assets at NU’s unregulated companies.

	As of March 31, 2014				As of December 31, 2013
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH	WMECO
Distribution	$4,979.8	$4,717.6	$1,620.3	$762.0	$4,930.7	$4,694.7	$1,608.2	$756.6
Transmission	3,074.8	1,769.0	701.7	831.7	3,071.9	1,772.3	695.7	826.4
Generation	—	—	1,133.6	21.1	—	—	1,131.2	21.1
Property, Plant and Equipment, Gross	8,054.6	6,486.6	3,455.6	1,614.8	8,002.6	6,467.0	3,435.1	1,604.1
Less: Accumulated Depreciation	(1,838.5)	(1,664.6)	(1,040.6)	(278.4)	(1,804.1)	(1,631.3)	(1,021.8)	(271.5)
Property, Plant and Equipment, Net	6,216.1	4,822.0	2,415.0	1,336.4	6,198.5	4,835.7	2,413.3	1,332.6
Construction Work in Progress	290.1	247.2	71.4	62.4	252.8	208.2	54.3	48.5
Total Property, Plant and Equipment, Net	$6,506.2	$5,069.2	$2,486.4	$1,398.8	$6,451.3	$5,043.9	$2,467.6	$1,381.1

As discussed in Note 2, “Regulatory Accounting,” during the first quarter of 2014, as a result of a regulatory proceeding, CL&P reclassified approximately $18 million from Regulatory Assets to Property, Plant and Equipment, Net.

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

Many of the derivative contracts meet the definition of, and are designated as, normal and qualify for accrual accounting under the applicable accounting guidance.  The costs and benefits of derivative contracts that meet the definition of normal are recognized in Operating Expenses or Operating Revenues on the statements of income, as applicable, as electricity or natural gas is delivered.

Derivative contracts that are not designated as normal are recorded at fair value as current or long-term Derivative Assets or Derivative Liabilities on the balance sheets.  For the Regulated companies, regulatory assets or regulatory liabilities are recorded to offset the fair values of derivatives, as costs are recovered from, or refunded to, customers in their respective energy supply rates.  For NU’s unregulated wholesale marketing contracts that expired on December 31, 2013, changes in fair values of derivatives were included in Net Income.

The gross fair values of derivative assets and liabilities with the same counterparty are offset and reported as net Derivative Assets or Derivative Liabilities, with current and long-term portions, on the balance sheets.  Cash collateral posted or collected under master netting agreements is recorded as an offset to the derivative asset or liability.  The following tables present the gross fair values of contracts categorized by risk type and the net amount recorded as current or long-term derivative asset or liability:

	As of March 31, 2014
	Commodity Supply and		Net Amount Recorded as
(Millions of Dollars)	Price Risk Management	Netting (1)	Derivative Asset/(Liability)
Current Derivative Assets:
Level 2:
NU (1)	$1.2	$(0.1)	$1.1
Level 3:
NU (1)	17.8	(9.7)	8.1
CL&P (1)	17.0	(9.7)	7.3
NSTAR Electric	0.8	—	0.8

Long-Term Derivative Assets:
Level 3:
NU, CL&P (1)	$98.8	$(31.7)	$67.1

Current Derivative Liabilities:
Level 3:
NU	$(93.3)	$—	$(93.3)
CL&P	(92.0)	—	(92.0)
NSTAR Electric	(1.3)	—	(1.3)

Long-Term Derivative Liabilities:
Level 2:
NU	$(0.2)	$—	$(0.2)
Level 3:
NU	(546.2)	—	(546.2)
CL&P	(539.4)	—	(539.4)
NSTAR Electric	(6.8)	—	(6.8)

	As of December 31, 2013
	Commodity Supply and		Net Amount Recorded as
(Millions of Dollars)	Price Risk Management	Netting (1)	Derivative Asset/(Liability)
Current Derivative Assets:
Level 2:
NU (1)	$1.9	$(0.3)	$1.6
Level 3:
NU (1)	18.4	(9.8)	8.6
CL&P (1)	17.1	(9.8)	7.3
NSTAR Electric	1.2	—	1.2

Long-Term Derivative Assets:
Level 2:
NU	$0.2	$—	$0.2
Level 3:
NU (1)	116.2	(42.2)	74.0
CL&P (1)	113.6	(42.2)	71.4

Current Derivative Liabilities:
Level 3:
NU	$(93.7)	$—	$(93.7)
CL&P	(92.2)	—	(92.2)
NSTAR Electric	(1.5)	—	(1.5)

Long-Term Derivative Liabilities:
Level 3:
NU	$(624.1)	$—	$(624.1)
CL&P	(617.1)	—	(617.1)
NSTAR Electric	(7.0)	—	(7.0)

(1)         Amounts represent derivative assets and liabilities that NU elected to record net on the balance sheets.  These amounts are subject to master netting agreements or similar agreements for which the right of offset exists.

For further information on the fair value of derivative contracts, see Note 1D, “Summary of Significant Accounting Policies - Fair Value Measurements,” to the financial statements.

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

NSTAR Electric has a renewable energy contract to purchase 0.1 million MWh of energy per year through 2018 and a capacity related contract to purchase up to 35 MW per year through 2019.

As of March 31, 2014 and December 31, 2013, NU had NYMEX future contracts in order to reduce variability associated with the purchase price of approximately 7.4 million and 9.1 million MMBtu of natural gas, respectively.

The following table presents the current change in fair value, primarily recovered through rates from customers, associated with NU’s derivative contracts not designated as hedges:

	Amounts Recognized on Derivatives
Location of Amounts	For the Three Months Ended March 31,
Recognized on Derivatives	2014	2013
(Millions of Dollars)
NU
Balance Sheets:
Regulatory Assets and Liabilities	$54.1	$28.0
Statements of Income:
Purchased Power, Fuel and Transmission	—	0.3

Credit Risk

Certain of NU’s derivative contracts contain credit risk contingent features.  These features require NU to maintain investment grade credit ratings from the major rating agencies and to post collateral for contracts in a net liability position over specified credit limits.  As of March 31, 2014 and December 31, 2013, there were no derivative contracts in a net liability position that were subject to credit risk contingent features.

Valuation of Derivative Instruments

Derivative contracts classified as Level 2 in the fair value hierarchy relate to the financial contracts for natural gas futures.  Prices are obtained from broker quotes and are based on actual market activity.  The contracts are valued using the mid-point of the bid-ask spread.  Valuations of these contracts also incorporate discount rates using the yield curve approach.

The fair value of derivative contracts classified as Level 3 utilizes significant unobservable inputs.  The fair value is modeled using income techniques, such as discounted cash flow valuations adjusted for assumptions relating to exit price.  Significant observable inputs for valuations of these contracts include energy and energy-related product prices in future years for which quoted prices in an active market exist.  Fair value measurements categorized in Level 3 of the fair value hierarchy are prepared by individuals with expertise in valuation techniques, pricing of energy and energy-related products, and accounting requirements.  The future power and capacity prices for periods that are not quoted in an active market or established at auction are based on available market data and are escalated based on estimates of inflation to address the full time period of the contract.

Valuations of derivative contracts using a discounted cash flow methodology include assumptions regarding the timing and likelihood of scheduled payments and also reflect non-performance risk, including credit, using the default probability approach based on the counterparty’s credit rating for assets and the Company’s credit rating for liabilities.  Valuations incorporate estimates of premiums or discounts that would be required by a market participant to arrive at an exit price, using historical market transactions adjusted for the terms of the contract.

The following is a summary of NU’s, including CL&P’s and NSTAR Electric’s, Level 3 derivative contracts and the range of the significant unobservable inputs utilized in the valuations over the duration of the contracts:

	As of March 31, 2014		As of December 31, 2013
	Range	Period Covered	Range	Period Covered
Energy Prices:
NU	$ 57 - 60 per MWh	2018 - 2020	$ 49 - 77 per MWh	2018 - 2029
CL&P	$ 57 - 60 per MWh	2018 - 2020	$ 56 - 58 per MWh	2018 - 2029

Capacity Prices:
NU	$ 1.70 - 10.42 per kW-Month	2016 - 2026	$ 5.07 - 11.82 per kW-Month	2017 - 2029
CL&P	$ 5.23 - 10.42 per kW-Month	2018 - 2026	$ 5.07 - 10.42 per kW-Month	2017 - 2026
NSTAR Electric	$ 1.70 - 7.38 per kW-Month	2016 - 2019	$ 5.07 - 7.38 per kW-Month	2017 - 2019

Forward Reserve:
NU, CL&P	$ 3.30 - 3.30 per kW-Month	2014 - 2024	$ 3.30 - 3.30 per kW-Month	2014 - 2024

REC Prices:
NU	$ 38 - 70 per REC	2014 - 2018	$ 36 - 87 per REC	2014 - 2029
NSTAR Electric	$ 38 - 70 per REC	2014 - 2018	$ 36 - 70 per REC	2014 - 2018

Exit price premiums of 9 percent through 26 percent are also applied on these contracts and reflect the most recent market activity available for similar type contracts.

Significant increases or decreases in future energy or capacity prices in isolation would decrease or increase, respectively, the fair value of the derivative liability.  Any increases in the risk premiums would increase the fair value of the derivative liabilities.  Changes in these fair values are recorded as a regulatory asset or liability and would not impact net income.

Valuations using significant unobservable inputs:  The following tables present changes for the three months ended March 31, 2014 and 2013 in the Level 3 category of derivative assets and derivative liabilities measured at fair value on a recurring basis.  The derivative assets and liabilities are presented on a net basis.

	For the Three Months Ended March 31,
	2014	2013
(Millions of Dollars)	NU	NU
Derivatives, Net:
Fair Value as of Beginning of Period	$(635.2)	$(878.6)
Net Realized/Unrealized Gains Included in:
Net Income (1)	—	5.7
Regulatory Assets and Liabilities	49.2	26.2
Settlements	21.7	13.6
Fair Value as of End of Period	$(564.3)	$(833.1)

	For the Three Months Ended
	March 31, 2014		March 31, 2013
(Millions of Dollars)	CL&P	NSTAR Electric	CL&P	NSTAR Electric
Derivatives, Net:
Fair Value as of Beginning of Period	$(630.6)	$(7.3)	$(866.2)	$(14.9)
Net Realized/Unrealized Gains/(Losses) Included in Regulatory Assets and Liabilities	52.0	(0.1)	24.3	0.7
Settlements	21.6	0.1	22.3	0.6
Fair Value as of End of Period	$(557.0)	$(7.3)	$(819.6)	$(13.6)

(1)   The Net Income impact for the three months ended March 31, 2013 related to the unregulated wholesale marketing sales contract that was offset by the gains/(losses) on the unregulated sourcing contracts classified as Level 2 in the fair value hierarchy, resulting in a total net gain of $0.3 million as of March 31, 2013.

5.                                      MARKETABLE SECURITIES

NU maintains trusts to fund certain non-qualified executive benefits and WMECO maintains a spent nuclear fuel trust to fund WMECO’s prior period spent nuclear fuel liability, each of which hold marketable securities.  These trusts are not subject to regulatory oversight by state or federal agencies.  In addition, CYAPC and YAEC maintain legally restricted trusts, each of which holds marketable securities, for settling the decommissioning obligations of their nuclear power plants.

In accordance with applicable accounting guidance, the Company elected to record mutual funds designated as available-for-sale at fair value and certain other equity investments as trading securities, with the changes in fair values recorded in Other Income, Net on the statements of income.  As of March 31, 2014, the mutual funds and equity investments were classified as Level 1 in the fair value hierarchy and totaled $57.4 million and $24 million, respectively.  As of December 31, 2013, the mutual funds were classified as Level 1, and totaled $57.2 million.  Net gains on the mutual funds were $0.2 million and $4.2 million for the three months ended March 31, 2014 and 2013, respectively, and net gains on the equity investments were $0.5 million for the three months ended March 31, 2014.  Dividend income is recorded in Other Income, Net on the statements of income when dividends are declared.  All other marketable securities are accounted for as available-for-sale.

Available-for-Sale Securities:  The following is a summary of NU’s and WMECO’s available-for-sale securities.  These securities are recorded at fair value and included in current and long-term Marketable Securities on the balance sheets.

	As of March 31, 2014
		Pre-Tax	Pre-Tax
	Amortized	Unrealized	Unrealized
(Millions of Dollars)	Cost	Gains(1)	Losses(1)	Fair Value
NU
Debt Securities (2)	$300.6	$4.8	$(0.7)	$304.7
Equity Securities (2)	163.3	65.6	—	228.9

WMECO
Debt Securities	58.0	—	(0.1)	57.9

	As of December 31, 2013
		Pre-Tax	Pre-Tax
	Amortized	Unrealized	Unrealized
(Millions of Dollars)	Cost	Gains(1)	Losses(1)	Fair Value
NU
Debt Securities (2)	$299.2	$2.5	$(2.1)	$299.6
Equity Securities (2)	163.6	60.5	—	224.1

WMECO
Debt Securities	57.9	—	—	57.9

(1)         Unrealized gains and losses on debt securities held by WMECO are recorded in Other Long-Term Assets on the balance sheets.

(2)         NU’s amounts include CYAPC’s and YAEC’s marketable securities held in nuclear decommissioning trusts of $435.9 million and $424 million as of March 31, 2014 and December 31, 2013, respectively, the majority of which are legally restricted and can only be used for the decommissioning of the nuclear power plants owned by these companies. Unrealized gains and losses for the nuclear decommissioning trusts are offset in Other Long-Term Liabilities on the balance sheets, with no impact on the statements of income.  All of the equity securities accounted for as available-for-sale securities are held in these trusts.

Unrealized Losses and Other-than-Temporary Impairment:  There have been no significant unrealized losses, other-than-temporary impairments or credit losses for NU or WMECO. Factors considered in determining whether a credit loss exists include the duration and severity of the impairment, adverse conditions specifically affecting the issuer, and the payment history, ratings and rating changes of the security.  For asset-backed debt securities, underlying collateral and expected future cash flows are also evaluated.

Realized Gains and Losses:  Realized gains and losses on available-for-sale securities are recorded in Other Income, Net for NU’s benefit trust, Other Long-Term Assets for WMECO, and offset in Other Long-Term Liabilities for CYAPC and YAEC.  NU utilizes the specific identification basis method for the NU benefit trust and the average cost basis method for the WMECO trust and the CYAPC and YAEC nuclear decommissioning trusts to compute the realized gains and losses on the sale of available-for-sale securities.

Contractual Maturities:  As of March 31, 2014, the contractual maturities of available-for-sale debt securities are as follows:

	NU		WMECO
	Amortized		Amortized
(Millions of Dollars)	Cost	Fair Value	Cost	Fair Value
Less than one year (1)	$54.5	$54.4	$19.2	$19.2
One to five years	73.3	73.9	33.2	33.2
Six to ten years	68.1	69.4	1.6	1.6
Greater than ten years	104.7	107.0	4.0	3.9
Total Debt Securities	$300.6	$304.7	$58.0	$57.9

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

Fair Value Measurements:  The following table presents the marketable securities recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

	NU		WMECO
	As of		As of
(Millions of Dollars)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Level 1:
Mutual Funds and Equities	$310.3	$281.3	$—	$—
Money Market Funds	22.5	32.9	4.3	10.9
Total Level 1	$332.8	$314.2	$4.3	$10.9
Level 2:
U.S. Government Issued Debt Securities (Agency and Treasury)	$56.7	$61.4	$—	$6.8
Corporate Debt Securities	56.3	53.6	14.1	15.1
Asset-Backed Debt Securities	35.3	30.4	14.0	9.0
Municipal Bonds	109.6	105.5	12.3	11.2
Other Fixed Income Securities	24.3	15.8	13.2	4.9
Total Level 2	$282.2	$266.7	$53.6	$47.0
Total Marketable Securities	$615.0	$580.9	$57.9	$57.9

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

6.                                      SHORT-TERM AND LONG-TERM DEBT

Credit Agreements and Commercial Paper Programs:  NU parent, CL&P, PSNH, WMECO, NSTAR Gas and Yankee Gas are parties to a five-year $1.45 billion revolving credit facility due to expire on September 6, 2018.  The revolving credit facility is to be used primarily to backstop the $1.45 billion commercial paper program at NU.  The commercial paper program allows NU parent to issue commercial paper as a form of short-term debt.  As of March 31, 2014 and December 31, 2013, NU had approximately $818.5 million and $1.01 billion, respectively, in short-term borrowings outstanding under the NU parent commercial paper program, leaving $631.5 million and $435.5 million of available borrowing capacity as of March 31, 2014 and December 31, 2013, respectively.  The weighted-average interest rate on these borrowings as of March 31, 2014 and December 31, 2013 was 0.23 percent and 0.24 percent, respectively, which is generally based on money market rates.  As of March 31, 2014, there were intercompany loans from NU of $351.6 million to CL&P, $39.9 million to PSNH and $37.4 million to WMECO.  As of December 31, 2013, there were intercompany loans from NU of $287.3 million to CL&P and $86.5 million to PSNH.

NSTAR Electric has a five-year $450 million revolving credit facility due to expire on September 6, 2018.  This facility serves to backstop NSTAR Electric’s existing $450 million commercial paper program.  As of March 31, 2014, NSTAR Electric had no borrowings outstanding under its commercial paper program.  As of December 31, 2013, NSTAR Electric had $103.5 million in short-term borrowings outstanding under its commercial paper program, leaving $346.5 million of available borrowing capacity.  The weighted-average interest rate on these borrowings as of December 31, 2013 was 0.13 percent, which is generally based on money market rates.

Amounts outstanding under the commercial paper programs are generally included in Notes Payable for NU and NSTAR Electric and classified in current liabilities on the balance sheets as all borrowings are outstanding for no more than 364 days at one time.  Intercompany loans from NU to CL&P, PSNH and WMECO are included in Notes Payable to NU Parent and classified in current liabilities on the balance sheets.  See the Long-Term Debt portion of this Note for further information on the CL&P $250 million bond issuance and the Yankee Gas $100 million bond issuance and their impacts on the NU balance sheet as of March 31, 2014 and December 31, 2013, respectively.

Long-Term Debt:  On January 2, 2014, Yankee Gas issued $100 million of 4.82 percent Series L First Mortgage Bonds, due to mature in 2044.  The proceeds, net of issuance costs, were used to repay the $75 million 4.80 percent Series G First Mortgage Bonds that matured on January 1, 2014 and to pay $25 million in short-term borrowings.  In accordance with applicable accounting guidance, these amounts were classified as Long-Term Debt on NU’s balance sheet as of December 31, 2013.

On March 7, 2014, NSTAR Electric issued $300 million of 4.40 percent debentures, due to mature in 2044.  The proceeds, net of issuance costs, were used to repay the $300 million of 4.875 percent debentures that matured on April 15, 2014.

On April 24, 2014, CL&P issued $250 million of 4.30 percent 2014 Series A First Mortgage Bonds, due to mature in April 2044.  The proceeds, net of issuance costs, were used to repay short-term borrowings.  In accordance with applicable accounting guidance, Notes Payable of $247.4 million were classified as Long-Term Debt on NU’s balance sheet as of March 31, 2014.

Working Capital:  Each of NU, CL&P, NSTAR Electric, PSNH and WMECO use its available capital resources to fund its respective construction expenditures, meet debt requirements, pay operating costs, including storm-related costs, pay dividends and fund other corporate obligations, such as pension contributions.  The current growth in NU’s transmission construction expenditures utilizes a significant amount of cash for projects that have a long-term return on investment and recovery period.  In addition, NU’s Regulated companies recover their electric and natural gas distribution construction expenditures as the related project costs are depreciated over the life of the assets.  This impacts the timing of the revenue stream designed to fully recover the total investment plus a return on the equity portion of the cost and related financing costs.  These factors have resulted in current liabilities exceeding current assets by approximately $424 million, $355 million and $177 million at NU, CL&P and NSTAR Electric, respectively, as of March 31, 2014.

As of March 31, 2014, $501.7 million of NU’s obligations classified as current liabilities relates to long-term debt that will be paid in the next 12 months, consisting of $150 million for CL&P, $301.7 million for NSTAR Electric and $50 million for PSNH.  In addition, $28.8 million relates to the amortization of the purchase accounting fair value adjustment that will be amortized in the next twelve months.  NU, with its strong credit ratings, has several options available in the financial markets to repay or refinance these maturities with the issuance of new long-term debt.  NU, CL&P, NSTAR Electric, PSNH and WMECO will reduce their short-term borrowings with cash received from operating cash flows or with the issuance of new long-term debt, determined considering capital requirements and maintenance of NU’s credit rating and profile.  Management expects the future operating cash flows of NU, CL&P, NSTAR Electric, PSNH and WMECO, along with the access to financial markets, will be sufficient to meet any future operating requirements and capital investment forecasted opportunities.

7.                                      PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The components of net periodic benefit expense for the Pension, SERP and PBOP Plans are detailed below.  The net periodic benefit expense less the capitalized portion of pension and PBOP amounts is included in Operations and Maintenance on the statements of income. Capitalized pension and PBOP amounts relate to employees working on capital projects and are included in Property, Plant and Equipment, Net. Intercompany allocations are not included in the net periodic benefit expense amounts.

	Pension and SERP
	For the Three Months Ended
	March 31, 2014	March 31, 2013
(Millions of Dollars)	NU	NU
Service Cost	$22.3	$26.6
Interest Cost	56.6	51.4
Expected Return on Plan Assets	(77.7)	(70.3)
Actuarial Loss	33.0	52.9
Prior Service Cost	1.1	1.1
Total Net Periodic Benefit Expense	$35.3	$61.7
Capitalized Pension Expense	$9.7	$16.7

	PBOP
	For the Three Months Ended
	March 31, 2014	March 31, 2013
(Millions of Dollars)	NU	NU
Service Cost	$3.0	$4.8
Interest Cost	12.6	12.8
Expected Return on Plan Assets	(15.7)	(13.8)
Actuarial Loss	3.0	8.2
Prior Service Credit	(0.6)	(0.6)
Total Net Periodic Benefit Expense	$2.3	$11.4
Capitalized PBOP Expense	$0.4	$3.5

	Pension and SERP
	For the Three Months Ended March 31, 2014				For the Three Months Ended March 31, 2013
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric(1)	PSNH	WMECO
Service Cost	$5.2	$4.6	$2.8	$1.0	$6.1	$9.3	$3.3	$1.2
Interest Cost	13.3	10.2	6.5	2.7	12.1	14.2	6.0	2.5
Expected Return on Plan Assets	(19.4)	(15.8)	(10.2)	(4.6)	(18.5)	(22.0)	(7.7)	(4.3)
Actuarial Loss	9.1	5.8	3.3	1.9	14.1	14.5	5.5	3.0
Prior Service Cost	0.5	—	0.2	0.1	0.5	—	0.1	0.1
Total Net Periodic Benefit Expense	$8.7	$4.8	$2.6	$1.1	$14.3	$16.0	$7.2	$2.5
Intercompany Allocations	$6.8	$2.4	$1.9	$1.3	$10.7	$(2.0)	$2.6	$1.8
Capitalized Pension Expense	$4.9	$1.9	$0.9	$0.8	$7.0	$5.3	$2.2	$1.3

	PBOP
	For the Three Months Ended March 31, 2014				For the Three Months Ended March 31, 2013
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	PSNH	WMECO
Service Cost	$0.6	$0.7	$0.4	$0.1	$0.9	$0.6	$0.2
Interest Cost	2.1	4.9	1.1	0.5	2.0	1.0	0.4
Expected Return on Plan Assets	(2.7)	(6.4)	(1.4)	(0.6)	(2.5)	(1.3)	(0.6)
Actuarial Loss/(Gain)	1.1	(0.1)	0.5	0.1	1.7	0.9	0.3
Prior Service Credit	—	(0.5)	—	—	—	—	—
Total Net Periodic Benefit Expense/(Income)	$1.1	$(1.4)	$0.6	$0.1	$2.1	$1.2	$0.3
Intercompany Allocations	$1.1	$0.1	$0.3	$0.2	$1.6	$0.4	$0.3
Capitalized PBOP Expense/(Income)	$0.5	$(0.5)	$0.2	$0.1	$1.2	$0.3	$0.2

(1)         NSTAR Electric’s pension amounts for the three months ended March 31, 2013 do not include SERP expense.

For the three months ended March 31, 2013, the net periodic PBOP expense allocated to NSTAR Electric was $4.3 million.

As of December 31, 2013, the funded status of the NSTAR Pension Plan was recorded on NSTAR Electric’s balance sheet while the total SERP obligation and PBOP Plan funded status were recorded on NSTAR Electric & Gas’ balance sheet.  As of December 31, 2013, all NSTAR employees were employed by NSTAR Electric & Gas.  On January 1, 2014, NSTAR Electric & Gas was merged into NUSCO and, concurrently, all employees were transferred to the company they predominately provide services for: NUSCO, NSTAR Electric or NSTAR Gas.  As a result of the employee transfers, the pension and PBOP assets and liabilities were attributed by participant and transferred to the respective company’s balance sheets.

As of March 31, 2014, the liabilities associated with the Pension, SERP and PBOP plans for NSTAR Electric were $74.8 million for the Pension Plan, $3.5 million for the SERP Plans ($0.4 million of which is included in other current liabilities) and $73 million for the PBOP

Plan.  As of December 31, 2013, the liability associated with the NSTAR Pension Plan for NSTAR Electric was $118 million.  This change had no impact on the income statement or net assets of NSTAR Electric.

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

The number of environmental sites and reserves related to these sites for which remediation or long-term monitoring, preliminary site work or site assessment are being performed are as follows:

	As of March 31, 2014		As of December 31, 2013
		Reserve		Reserve
	Number of Sites	(in millions)	Number of Sites	(in millions)
NU	66	$35.4	68	$35.4
CL&P	18	3.4	18	3.4
NSTAR Electric	12	1.2	12	1.2
PSNH	13	5.4	15	5.4
WMECO	5	0.4	5	0.4

Included in the NU number of sites and reserve amounts above are former MGP sites that were operated several decades ago and manufactured gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment. The reserve balance related to these former MGP sites was $30.9 million and $31.4 million as of March 31, 2014 and December 31, 2013, respectively, and relates primarily to the natural gas business segment.

B.                                    Contractual Obligations — Yankee Companies

Spent Nuclear Fuel Litigation - DOE Phase II Damages - On November 15, 2013, the Court of Federal Claims issued an award to CYAPC for $126.3 million, YAEC for $73.3 million and MYAPC for $35.8 million for lawsuits against the DOE seeking recovery of actual damages incurred in the years following 2001 and 2002 (DOE Phase II Damages).  On January 14, 2014, the Yankee Companies received a letter from the U.S. Department of Justice stating that the DOE will not appeal the court’s final judgment.

On March 28, 2014, CYAPC, YAEC and MYAPC received payment of $90 million, $73.3 million and $35.8 million, respectively, of the DOE Phase II Damages proceeds.  On April 28, 2014, the Yankee Companies made the required informational filing with FERC in accordance with the process and methodology outlined in the 2013 FERC order.  It is anticipated that the Yankee Companies will receive FERC approval and return the DOE Phase II Damages proceeds to the member companies, including CL&P, NSTAR Electric, PSNH, and WMECO, for the benefit of their respective customers, effective June 1, 2014.

As of March 31, 2014, the CYAPC and YAEC proceeds received have been reflected as restricted cash in Other Long-Term Assets and the refund obligation to the member companies was reflected as Regulatory Liabilities on the NU consolidated balance sheet.

DOE Phase III Damages - On August 15, 2013, the Yankee Companies each filed subsequent lawsuits against the DOE seeking recovery of actual damages incurred in the years 2009 through 2012.  Responsive pleading from the U.S. Department of Justice was filed on November 18, 2013, and discovery has begun.

C.                                    Guarantees and Indemnifications

NU parent provides credit assurances on behalf of its subsidiaries, including CL&P, NSTAR Electric, PSNH and WMECO, in the form of guarantees in the normal course of business.

NU provided guarantees and various indemnifications on behalf of external parties as a result of the sales of former subsidiaries of NU Enterprises and the termination of an unregulated business, with maximum exposures either not specified or not material.

NU also issued a guaranty under which, beginning at the time the Northern Pass Transmission line goes into commercial operation, NU will guarantee the financial obligations of NPT under the TSA in an amount not to exceed $25 million.  NU’s obligations under the guaranty expire upon the full, final and indefeasible payment of the guaranteed obligations.

Management does not anticipate a material impact to Net Income as a result of these various guarantees and indemnifications.

The following table summarizes NU’s guarantees of its subsidiaries, including CL&P, NSTAR Electric, PSNH and WMECO, as of March 31, 2014:

		Maximum Exposure
Subsidiary	Description	(in millions)	Expiration Dates

Various	Surety Bonds	$66.7	2014 - 2016 (1)

Various	New England Hydro Companies’ Long-Term Debt	$3.0	Unspecified

NUSCO and RRR	Lease Payments for Vehicles and Real Estate	$16.8	2019 and 2024

(1)         Surety bond expiration dates reflect termination dates, the majority of which will be renewed or extended.

Certain surety bonds contain credit ratings triggers that would require NU parent to post collateral in the event that the unsecured debt credit ratings of NU are downgraded.

D.                                    FERC Base ROE Complaint

On September 30, 2011, several New England state attorneys general, state regulatory commissions, consumer advocates and other parties filed a joint complaint with the FERC under Sections 206 and 306 of the Federal Power Act alleging that the base ROE used in calculating formula rates for transmission service under the ISO-NE Open Access Transmission Tariff by NETOs, including CL&P, NSTAR Electric, PSNH and WMECO, is unjust and unreasonable.  The complainants asserted that the current 11.14 percent rate, which became effective in 2006, is excessive due to changes in the capital markets and are seeking an order to reduce the rate, which would be effective October 1, 2011.  In response, the NETOs filed testimony and analysis based on standard FERC methodology and precedent demonstrating that the base ROE of 11.14 percent remained just and reasonable.  The FERC set the case for trial before a FERC ALJ after settlement negotiations were unsuccessful in August 2012.

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

On August 6, 2013, the FERC ALJ issued an initial decision, finding that the base ROE in effect from October 2011 through December 2012 was not reasonable under the standard application of FERC methodology, but leaving policy considerations and additional adjustments to the FERC.  Using the established FERC methodology, the FERC ALJ determined that separate base ROEs should be set for the refund period and the prospective period.  The FERC ALJ found those base ROEs to be 10.6 percent and 9.7 percent, respectively.  The FERC may adjust the prospective period base ROE in its final decision to reflect movement in 10-year Treasury bond rates from the date that the case was filed (April 2013) to the date of the final decision.  The parties filed briefs on this decision with the FERC, and a decision from the FERC is expected in 2014.  Though NU cannot predict the ultimate outcome of this proceeding, in 2013 the Company recorded a series of reserves at its electric subsidiaries to recognize the potential financial impact from the FERC ALJ’s initial decision for the refund period.  The aggregate after-tax charge to earnings totaled $14.3 million at NU, which represents reserves of $7.7 million at CL&P, $3.4 million at NSTAR Electric, $1.4 million at PSNH and $1.8 million at WMECO.

On December 27, 2012, several additional parties filed a separate complaint concerning the NETOs’ base ROE with the FERC.  This complaint seeks to reduce the NETOs’ base ROE effective January 1, 2013, effectively extending the refund period for an additional 15 months, and to consolidate this complaint with the joint complaint filed on September 30, 2011.  The NETOs have asked the FERC to reject this complaint.  The FERC has not yet acted on this complaint, and management is unable to predict the ultimate outcome or estimate the impacts of this complaint on the financial position, results of operations or cash flows.

Management expects the CL&P, NSTAR Electric, PSNH, and WMECO aggregate shareholder equity invested in their transmission facilities will be approximately $2.4 billion at the end of 2014.  As a result, each 10 basis point change in the prospective period authorized base ROE would change annual consolidated earnings by an approximate $2.4 million.

E.                                    CPSL

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

In 2010, NSTAR Electric filed an appeal of the DPU’s order with the SJC.  In 2012, the SJC vacated the DPU order and remanded the matter to the DPU for further review.  The DPU has not taken any action on the remand.

NSTAR Electric deferred approximately $34 million of costs associated with energy-related bad debt as a regulatory asset through 2011 as NSTAR Electric had concluded that it was probable that these costs would ultimately be recovered from customers.  Due to the delays and the duration of the proceedings, NSTAR Electric concluded that while an ultimate outcome on the matter in its favor remained “more likely than not,” it could no longer be deemed “probable.”  As a result, NSTAR Electric recognized a reserve related to the regulatory asset in 2012.  NSTAR Electric will continue to maintain the reserve until the proceeding has been concluded with the DPU.

9.                                      FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each of the following financial instruments:

Preferred Stock and Long-Term Debt:  The fair value of CL&P’s and NSTAR Electric’s preferred stock is based upon pricing models that incorporate interest rates and other market factors, valuations or trades of similar securities and cash flow projections.  The fair value of fixed-rate long-term debt securities is based upon pricing models that incorporate quoted market prices for those issues or similar issues adjusted for market conditions, credit ratings of the respective companies and treasury benchmark yields.  Adjustable rate long-term debt securities are assumed to have a fair value equal to their carrying value.  The fair values provided in the tables below are classified as Level 2 within the fair value hierarchy.  Carrying amounts and estimated fair values are as follows:

	As of March 31, 2014		As of December 31, 2013
	NU		NU
	Carrying	Fair	Carrying	Fair
(Millions of Dollars)	Amount	Value	Amount	Value
Preferred Stock Not
Subject to Mandatory Redemption	$155.6	$152.0	$155.6	$152.7
Long-Term Debt	8,848.9	9,177.7	8,310.2	8,443.1

	As of March 31, 2014
	CL&P		NSTAR Electric		PSNH		WMECO
	Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Millions of Dollars)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
Preferred Stock Not
Subject to Mandatory Redemption	$116.2	$110.9	$43.0	$41.1	$—	$—	$—	$—
Long-Term Debt	2,741.4	3,033.1	2,099.0	2,224.0	1,049.1	1,096.5	629.2	661.0

	As of December 31, 2013
	CL&P		NSTAR Electric		PSNH		WMECO
	Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Millions of Dollars)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
Preferred Stock Not
Subject to Mandatory Redemption	$116.2	$110.5	$43.0	$42.2	$—	$—	$—	$—
Long-Term Debt	2,741.2	2,952.8	1,801.1	1,888.0	1,049.0	1,073.9	629.4	640.1

Derivative Instruments:  Derivative instruments are carried at fair value.  For further information, see Note 4, “Derivative Instruments,” to the financial statements.

Other Financial Instruments:  Investments in marketable securities are carried at fair value. For further information, see Note 1D, “Summary of Significant Accounting Policies - Fair Value Measurements,” and Note 5, “Marketable Securities,” to the financial statements. The carrying value of other financial instruments included in current assets and current liabilities, including cash and cash equivalents and special deposits, approximates their fair value due to the short-term nature of these instruments.

10.                               ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in accumulated other comprehensive income/(loss) by component, net of tax, is as follows:

	For the Three Months Ended March 31, 2014				For the Three Months Ended March 31, 2013
		Unrealized	Pension,			Unrealized	Pension,
	Qualified	Gains/(Losses)	SERP and		Qualified	Gains/(Losses)	SERP and
	Cash Flow	on Available-	PBOP		Cash Flow	on Available-	PBOP
	Hedging	for-Sale	Benefit		Hedging	for-Sale	Benefit
(Millions of Dollars)	Instruments	Securities	Plans	Total	Instruments	Securities	Plans	Total
AOCI as of Beginning of Period	$(14.4)	$0.4	$(32.0)	$(46.0)	$(16.4)	$1.3	$(57.8)	$(72.9)

OCI Before Reclassifications	—	0.2	—	0.2	—	(0.1)	—	(0.1)
Amounts Reclassified from AOCI	0.5	—	1.0	1.5	0.5	—	1.6	2.1
Net OCI	0.5	0.2	1.0	1.7	0.5	(0.1)	1.6	2.0
AOCI as of End of Period	$(13.9)	$0.6	$(31.0)	$(44.3)	$(15.9)	$1.2	$(56.2)	$(70.9)

NU’s qualified cash flow hedging instruments represent interest rate swap agreements on debt issuances that were settled in prior years.  The settlement amount was recorded in AOCI and is being amortized into Net Income over the term of the underlying debt instrument.  CL&P, PSNH and WMECO continue to amortize interest rate swaps settled in prior years from AOCI into Interest Expense over the remaining life of the associated long-term debt, which are not material to their respective financial statements.

The following table sets forth the amounts reclassified from AOCI by component and the impacted line item on the statements of income:

	For the Three Months Ended March 31,
	Amounts Reclassified from AOCI		Statements of Income Line Item Impacted
(Millions of Dollars)	2014	2013
Qualified Cash Flow Hedging Instruments	$(0.8)	$(0.8)	Interest Expense
Tax Benefit	0.3	0.3	Income Tax Expense
Qualified Cash Flow Hedging Instruments, Net of Tax	$(0.5)	$(0.5)

Pension, SERP and PBOP Benefit Plan Costs:
Amortization of Actuarial Losses	$(1.7)	$(2.6)	Operations and Maintenance (1)
Tax Benefit	0.7	1.0	Income Tax Expense
Pension, SERP and PBOP Benefit Plan Costs, Net of Tax	$(1.0)	$(1.6)

Total Amount Reclassified from AOCI, Net of Tax	$(1.5)	$(2.1)

(1)         These amounts are included in the computation of net periodic Pension, SERP and PBOP costs.  See Note 7, “Pension Benefits and Postretirement Benefits Other Than Pensions,” for further information.

11.                               COMMON SHARES

The following table sets forth the NU common shares and the shares of common stock of CL&P, NSTAR Electric, PSNH and WMECO that were authorized and issued and the respective per share par values:

	Shares
		Authorized as of
	Per Share	March 31, 2014 and	Issued as of
	Par Value	December 31, 2013	March 31, 2014	December 31, 2013
NU	$5	380,000,000	333,316,045	333,113,492
CL&P	$10	24,500,000	6,035,205	6,035,205
NSTAR Electric	$1	100,000,000	100	100
PSNH	$1	100,000,000	301	301
WMECO	$25	1,072,471	434,653	434,653

As of March 31, 2014 and December 31, 2013, there were 17,498,327 and 17,796,672 NU common shares held as treasury shares, respectively.  As of March 31, 2014 and December 31, 2013, NU common shares outstanding were 315,817,718 and 315,273,559, respectively.

12.                               COMMON SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

A summary of the changes in Common Shareholders’ Equity and Noncontrolling Interests of NU is as follows:

	For the Three Months Ended
	March 31, 2014		March 31, 2013
		Noncontrolling		Noncontrolling
		Interest -		Interest -
	Common	Preferred	Common	Preferred
	Shareholders’	Stock of	Shareholders’	Stock of
(Millions of Dollars)	Equity	Subsidiaries	Equity	Subsidiaries
Balance as of Beginning of Period	$9,611.5	$155.6	$9,237.1	$155.6
Net Income	237.8	—	230.0	—
Dividends on Common Shares	(123.9)	—	(116.4)	—
Dividends on Preferred Stock	(1.9)	(1.9)	(1.9)	(1.9)
Issuance of Common Shares	5.2	—	8.4	—
Other Transactions, Net	(6.5)	—	(14.0)	—
Net Income Attributable to Noncontrolling Interests	—	1.9	—	1.9
Other Comprehensive Income	1.7	—	2.0	—
Balance as of End of Period	$9,723.9	$155.6	$9,345.2	$155.6

13.                               EARNINGS PER SHARE

Basic EPS is computed based upon the weighted average number of common shares outstanding during each period.  Diluted EPS is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect of certain share-based compensation awards as if they were converted into common shares.  There were no antidilutive share awards outstanding for the three months ended March 31, 2014.  For the three months ended March 31, 2013, there were 6,299 antidilutive share awards excluded from the computation.

The following table sets forth the components of basic and diluted EPS:

	For the Three Months Ended
(Millions of Dollars, except share information)	March 31, 2014	March 31, 2013
Net Income Attributable to Controlling Interest	$236.0	$228.1

Weighted Average Common Shares Outstanding:
Basic	315,534,512	315,129,782
Dilutive Effect	1,357,607	872,756
Diluted	316,892,119	316,002,538
Basic EPS	$0.75	$0.72
Diluted EPS	$0.74	$0.72

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

14.                               SEGMENT INFORMATION

Presentation:  NU is organized between the Electric Distribution, Electric Transmission and Natural Gas Distribution reportable segments and Other based on a combination of factors, including the characteristics of each segments’ products and services, the sources of operating revenues and expenses and the regulatory environment in which each segment operates.  These reportable segments represented substantially all of NU’s total consolidated revenues for the three months ended March 31, 2014 and 2013.  Revenues from the sale of electricity and natural gas primarily are derived from residential, commercial and industrial customers and are not dependent on any single customer.  The Electric Distribution reportable segment includes the generation activities of PSNH and WMECO.

The remainder of NU’s operations is presented as Other in the tables below and primarily consists of 1) the equity in earnings of NU parent from its subsidiaries and intercompany interest income, both of which are eliminated in consolidation, and interest expense related to the debt of NU parent, 2) the revenues and expenses of NU’s service company, most of which are eliminated in consolidation, 3) the operations of CYAPC and YAEC, and 4) the results of other non-regulated subsidiaries, which are not part of its core business.

Cash flows used for investments in plant included in the segment information below are cash capital expenditures that do not include amounts incurred but not paid, cost of removal, AFUDC related to equity funds, and the capitalized portions of pension expense.

NU’s reportable segments are determined based upon the level at which NU’s chief operating decision maker assesses performance and makes decisions about the allocation of company resources.  Each of NU’s subsidiaries, including CL&P, NSTAR Electric, PSNH and WMECO, has one reportable segment.  NU’s operating segments and reporting units are consistent with its reportable business segments.

NU’s segment information for the three months ended March 31, 2014 and 2013 is as follows:

	For the Three Months Ended March 31, 2014
	Electric	Natural Gas
(Millions of Dollars)	Distribution	Distribution	Transmission	Other	Eliminations	Total
Operating Revenues	$1,585.9	$432.8	$252.1	$172.2	$(152.4)	$2,290.6
Depreciation and Amortization	(148.8)	(17.7)	(37.0)	(7.0)	1.8	(208.7)
Other Operating Expenses	(1,210.9)	(321.4)	(66.4)	(165.4)	149.9	(1,614.2)
Operating Income/(Loss)	226.2	93.7	148.7	(0.2)	(0.7)	467.7
Interest Expense	(47.4)	(8.5)	(25.5)	(9.6)	1.0	(90.0)
Other Income, Net	1.4	0.1	1.5	294.8	(296.1)	1.7
Net Income Attributable to Controlling Interest	$112.2	$52.1	$74.9	$291.7	$(294.9)	$236.0
Cash Flows Used for Investments in Plant	$189.4	$28.9	$112.2	$18.2	$—	$348.7

	For the Three Months Ended March 31, 2013
	Electric	Natural Gas
(Millions of Dollars)	Distribution	Distribution	Transmission	Other	Eliminations	Total
Operating Revenues	$1,374.2	$361.8	$239.5	$217.2	$(197.7)	$1,995.0
Depreciation and Amortization	(177.0)	(17.4)	(31.8)	(19.0)	1.7	(243.5)
Other Operating Expenses	(1,004.9)	(267.2)	(62.2)	(197.4)	199.2	(1,332.5)
Operating Income	192.3	77.2	145.5	0.8	3.2	419.0
Interest Expense	(42.1)	(7.4)	(21.9)	(6.4)	1.5	(76.3)
Other Income, Net	4.8	0.2	2.8	321.9	(321.9)	7.8
Net Income Attributable to Controlling Interest	$99.5	$43.3	$79.9	$322.8	$(317.4)	$228.1
Cash Flows Used for Investments in Plant	$157.8	$31.2	$185.4	$14.6	$—	$389.0

The following table summarizes NU’s segmented total assets:

	Electric	Natural Gas
(Millions of Dollars)	Distribution	Distribution	Transmission	Other	Eliminations	Total
As of March 31, 2014	$18,882.9	$2,846.7	$5,165.6	$11,913.6	$(10,711.9)	$28,096.9
As of December 31, 2013	17,260.0	2,759.7	6,745.8	11,842.4	(10,812.4)	27,795.5

15.                               SUBSEQUENT EVENT

See Note 6, “Short-Term and Long-Term Debt,” for information regarding the April 2014 CL&P long-term debt issuance.

NORTHEAST UTILITIES AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related combined notes included in this combined Quarterly Report on Form 10-Q and the 2013 Annual Report on Form 10-K.  References in this Form 10-Q to “NU,” the “Company,” “we,” “us,” and “our” refer to Northeast Utilities and its consolidated subsidiaries.  All per share amounts are reported on a diluted basis.  The unaudited condensed consolidated financial statements of NU, NSTAR Electric and PSNH and the unaudited condensed financial statements of CL&P and WMECO are herein collectively referred to as the “financial statements.”

Refer to the Glossary of Terms included in this combined Quarterly Report on Form 10-Q for abbreviations and acronyms used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The only common equity securities that are publicly traded are common shares of NU.  The earnings and EPS of each business discussed below do not represent a direct legal interest in the assets and liabilities allocated to such business but rather represent a direct interest in our assets and liabilities as a whole.  EPS by business is a financial measure not recognized under GAAP that is calculated by dividing the Net Income Attributable to Controlling Interest of each business by the weighted average diluted NU common shares outstanding for the year.  The discussion below also includes non-GAAP financial measures referencing our first quarter 2014 and 2013 earnings and EPS excluding certain integration costs related to NU’s merger with NSTAR.  We use these non-GAAP financial measures to evaluate and to provide details of earnings by business and to more fully compare and explain our first quarter 2014 and 2013 results without including the impact of these non-recurring items.  Due to the nature and significance of these items on Net Income Attributable to Controlling Interest, we believe that the non-GAAP presentation is more representative of our financial performance and provides additional and useful information to readers of this report in analyzing historical and future performance by business.  These non-GAAP financial measures should not be considered as an alternative to reported Net Income Attributable to Controlling Interest or EPS determined in accordance with GAAP as an indicator of operating performance.

Reconciliations of the above non-GAAP financial measures to the most directly comparable GAAP measures of consolidated diluted EPS and Net Income Attributable to Controlling Interest are included under “Financial Condition and Business Analysis — Overview — Consolidated” in Management’s Discussion and Analysis, herein.

Forward-Looking Statements:  From time to time we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, assumptions of future events, future financial performance or growth and other statements that are not historical facts.  These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  You can generally identify our forward-looking statements through the use of words or phrases such as “estimate,” “expect,” “anticipate,” “intend,” “plan,” “project,” “believe,” “forecast,” “should,” “could,” and other similar expressions.  Forward-looking statements are based on the current expectations, estimates, assumptions or projections of management and are not guarantees of future performance.  These expectations, estimates, assumptions or projections may vary materially from actual results.  Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause our actual results to differ materially from those contained in our forward-looking statements, including, but not limited to:

•                  cyber breaches, acts of war or terrorism, or grid disturbances,

•                  actions or inaction of local, state and federal regulatory and taxing bodies,

•                  changes in business and economic conditions, including their impact on interest rates, bad debt expense, and demand for our products and services,

•                  fluctuations in weather patterns,

•                  changes in laws, regulations or regulatory policy,

•                  changes in levels or timing of capital expenditures,

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

All such factors are difficult to predict, contain uncertainties that may materially affect our actual results and are beyond our control.  You should not place undue reliance on the forward-looking statements, each speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time and it is not possible for us to predict all of such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  For more information, see Item 1A, Risk Factors, included in this Quarterly Report on Form 10-Q and in NU’s 2013 Annual Report on Form 10-K.  This Quarterly Report on Form 10-Q and NU’s 2013 Annual Report on Form 10-K also describe material contingencies and critical accounting policies in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations and Combined Notes to Condensed Consolidated Financial Statements (Unaudited).  We encourage you to review these items.

Financial Condition and Business Analysis

Executive Summary

The following items in this executive summary are explained in more detail in this combined Quarterly Report on Form 10-Q:

Results:

The earnings discussion below compares the three months ended March 31, 2014 with the same period in 2013:

•                  We earned $236 million, or $0.74 per share, compared with $228.1 million, or $0.72 per share.  Excluding integration costs, we earned $241.8 million, or $0.76 per share, compared with $229.9 million, or $0.73 per share.  Improved earnings results were due primarily to higher retail electric and firm natural gas sales as a result of colder weather, partially offset by the absence of a favorable impact from the resolution of a state income tax audit in the first quarter of 2013.

•                  The resolution of the state income tax audit provided a $13.6 million, or $0.04 per share, benefit to our first quarter 2013 earnings, consisting of a $6.7 million benefit to NU parent, a $5.7 million benefit to our transmission segment, and a $1.2 million benefit to our electric distribution segment.

•                  Our electric distribution segment, which includes generation, earned $112.2 million, or $0.35 per share, compared with $99.5 million, or $0.32 per share.

•                  Our transmission segment earned $74.9 million, or $0.24 per share, compared with $79.9 million, or $0.25 per share.  The decrease was due to the absence of the $5.7 million favorable impact from the resolution described above.

•                  Our natural gas distribution segment earned $52.1 million, or $0.16 per share, compared with $43.3 million, or $0.14 per share.

•                  NU parent and other companies had net losses of $3.2 million, or $0.01 per share, compared with earnings of $5.4 million, or $0.02 per share.  Excluding integration costs, NU parent and other companies earned $2.6 million, or $0.01 per share, compared with $7.2 million, or $0.02 per share.  The decrease was due to the absence of the $6.7 million favorable impact from the resolution described above.

Regulatory Items:

•                  On March 12, 2014, the PURA issued a final decision that approved recovery of CL&P’s $365 million in storm restoration costs and ordered CL&P to capitalize approximately $18 million of the deferred storm restoration costs as utility plant.  PURA will allow recovery of the $365 million with carrying charges in CL&P’s distribution rates over a six-year period beginning December 1, 2014.

•                  Pursuant to an October 2013 request from the New Hampshire Legislative Oversight Committee on Electric Utility Restructuring, staff of the NHPUC issued a report on April 1, 2014 that included a consultant’s analysis of the fair market value of PSNH generating assets and long-term power purchase contracts.  The consultant’s analysis estimated the fair market value of PSNH’s generation assets to be $225 million as of December 31, 2013, compared to their net book value of $660 million, implying potential “stranded costs” in excess of $400 million.  The NHPUC staff recommended that any further actions relating to PSNH’s generating assets await a final decision in the Clean Air Project prudence proceeding, that existing laws regarding divestiture, energy service, and cost recovery be harmonized, and that ISO-NE provide input on the economic and reliability consequences of retirement of PSNH’s fossil generating plants.  In the event of generation asset divestiture or retirement, both present law and the PSNH Restructuring Settlement Agreement approved in 2000 require that the NHPUC provide stranded cost recovery to PSNH.

Liquidity:

•                  Cash and cash equivalents totaled $89.2 million as of March 31, 2014, compared with $43.4 million as of December 31, 2013, while investments in property, plant and equipment totaled $348.7 million in the first quarter of 2014, compared with $389 million in the first quarter of 2013.

•                  Cash flows provided by operating activities totaled $493.8 million in the first quarter of 2014, compared with $473.1 million in the first quarter of 2013.  The improved operating cash flows were due primarily to the absence of cash disbursements for major storm restoration costs and a decrease in Pension and PBOP Plan cash contributions, partially offset by an increase in income taxes paid in the first quarter of 2014, as compared to the first quarter of 2013, and the absence of costs recovered in rates related to the RRBs that were fully amortized in the first half of 2013.

•                  In the first quarter of 2014, we issued $400 million of new long-term debt consisting of $100 million by Yankee Gas on January 2, 2014 and $300 million by NSTAR Electric on March 7, 2014.  These new issuances were used primarily to repay approximately $375 million of existing long-term debt.

•                  On February 4, 2014, our Board of Trustees approved a common dividend payment of $0.3925 per share, payable on March 31, 2014 to shareholders of record as of March 3, 2014.  On May 1, 2014, our Board of Trustees approved a common dividend payment of $0.3925 per share, payable June 30, 2014 to shareholders of record as of May 30, 2014.

Overview

Consolidated:  A summary of our earnings by business, which also reconciles the non-GAAP financial measures of consolidated non-GAAP earnings and EPS, as well as EPS by business, to the most directly comparable GAAP measures of consolidated Net Income Attributable to Controlling Interest and diluted EPS, for the first quarters of 2014 and 2013 is as follows:

	For the Three Months Ended March 31,
	2014		2013
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share
Net Income Attributable to Controlling Interest (GAAP)	$236.0	$0.74	$228.1	$0.72

Regulated Companies	$239.2	$0.75	$222.7	$0.71
NU Parent and Other Companies	2.6	0.01	7.2	0.02
Non-GAAP Earnings	241.8	0.76	229.9	0.73
Integration Costs (after-tax)	(5.8)	(0.02)	(1.8)	(0.01)
Net Income Attributable to Controlling Interest (GAAP)	$236.0	$0.74	$228.1	$0.72

Excluding the impact of integration costs, our first quarter 2014 earnings increased by $11.9 million, as compared to the first quarter of 2013, due primarily to higher retail electric and firm natural gas sales as a result of colder weather, partially offset by the absence of a favorable impact from the resolution of a state income tax audit in the first quarter of 2013.  The resolution of the state income tax audit provided a $13.6 million, or $0.04 per share, benefit to our first quarter 2013 earnings.

Regulated Companies:  Our Regulated companies consist of the electric distribution, transmission, and natural gas distribution segments.  Generation activities of PSNH and WMECO are included in our electric distribution segment.  A summary of our segment earnings for the first quarters of 2014 and 2013 is as follows:

	For the Three Months Ended March 31,
(Millions of Dollars)	2014	2013
Electric Distribution	$112.2	$99.5
Transmission	74.9	79.9
Natural Gas Distribution	52.1	43.3
Net Income - Regulated Companies	$239.2	$222.7

Our electric distribution segment earnings increased $12.7 million in the first quarter of 2014, as compared to the first quarter of 2013, due primarily to higher retail electric sales as a result of colder weather.  The 2014 results were also favorably impacted by a PSNH rate increase effective July 1, 2013 as a result of the 2010 distribution rate case settlement.  Partially offsetting these favorable impacts were higher depreciation and property tax expense.

Our transmission segment earnings decreased in the first quarter of 2014, as compared to the first quarter of 2013, due primarily to the absence of the favorable impact from the resolution of the state income tax audit in the first quarter of 2013, which provided a $5.7 million benefit to our first quarter 2013 transmission segment earnings, partially offset by a higher transmission rate base as a result of an increased investment in our transmission infrastructure.

Our natural gas distribution segment earnings increased in the first quarter of 2014, as compared to the first quarter of 2013, due primarily to higher firm natural gas sales as a result of colder weather, as well as the addition of new natural gas heating customers.

A summary of our retail electric GWh sales and percentage changes, as well as percentage changes in CL&P, NSTAR Electric, PSNH and WMECO retail electric GWh sales, is as follows:

	For the Three Months Ended March 31, 2014 Compared to 2013
	Sales (GWh)		Percentage
NU – Electric	2014	2013	Increase
Residential	6,139	5,803	5.8%
Commercial (1)	6,866	6,695	2.6%
Industrial	1,343	1,298	3.4%
Total	14,348	13,796	4.0%

	For the Three Months Ended March 31, 2014 Compared to 2013
	CL&P	NSTAR Electric	PSNH	WMECO
Electric	Percentage Increase	Percentage Increase	Percentage Increase	Percentage Increase/ (Decrease)
Residential	6.9%	4.1%	5.8%	5.7%
Commercial (1)	2.3%	2.6%	2.3%	4.2%
Industrial	4.2%	3.5%	4.8%	(2.4)%
Total	4.7%	3.2%	4.2%	3.8%

(1)         Commercial retail electric GWh sales include streetlighting and railroad retail sales.

A summary of our firm natural gas sales in million cubic feet and percentage changes, as well as percentage changes in Yankee Gas and NSTAR Gas, is as follows:

	For the Three Months Ended March 31, 2014 Compared to 2013
	Sales (million cubic feet)		Percentage
NU - Firm Natural Gas	2014	2013	Increase
Residential	19,812	17,015	16.4%
Commercial	19,627	16,771	17.0%
Industrial	7,478	6,829	9.5%
Total	46,917	40,615	15.5%
Total, Net of Special Contracts (1)	45,550	39,422	15.5%

	For the Three Months Ended March 31, 2014 Compared to 2013
	Sales (million cubic feet)
	Yankee Gas	NSTAR Gas
	Percentage	Percentage
Firm Natural Gas	Increase	Increase
Residential	21.8%	12.9%
Commercial	21.0%	13.6%
Industrial	10.2%	7.7%
Total	18.6%	12.7%
Total, Net of Special Contracts (1)	18.9%

(1)         Special contracts are unique to the customers who take service under such an arrangement and generally specify the amount of distribution revenue to be paid to Yankee Gas regardless of the customers’ usage.

Weather, fluctuations in energy supply costs, conservation measures (including company-sponsored energy efficiency programs), and economic conditions affect customer energy usage.  Industrial sales are less sensitive to temperature variations than residential and commercial sales.  In our service territories, weather impacts electric sales during the summer and electric and natural gas sales during the winter (natural gas sales are more sensitive to temperature variations than electric sales).  Customer heating or cooling usage may not directly correlate with historical levels or with the level of degree-days that occur.  In addition, our electric and natural gas businesses are susceptible to damage from major storms and other natural events and disasters that could adversely affect our ability to provide energy.

Our first quarter 2014 consolidated retail electric sales, consisting of the retail electric sales of CL&P, NSTAR Electric, PSNH, and WMECO, were higher, as compared to the first quarter of 2013, due primarily to colder weather.  First quarter 2014 heating degree days were 16 percent higher in Connecticut and western Massachusetts, 12 percent higher in the Boston metropolitan area, and 15 percent higher in New Hampshire, as compared to the first quarter of 2013.  Weather-normalized retail electric sales (based on 30-year average temperatures) increased 1.3 percent in the first quarter of 2014, as compared to the first quarter of 2013, reflecting a steady improvement in economic conditions across our service territory.

For WMECO, fluctuations in retail electric sales do not impact earnings due to the DPU-approved revenue decoupling mechanism.  Under this decoupling mechanism, WMECO has an overall fixed annual level of distribution delivery service revenues of $132.4 million, comprised of customer base rate revenues of $125.4 million and a baseline low income discount recovery of $7 million.  These two mechanisms effectively break the relationship between sales volume and revenues recognized.

Our firm natural gas sales are subject to many of the same influences as our retail electric sales.  In addition, they have benefitted from historically favorable natural gas prices and customer growth across both operating companies.  Our first quarter 2014 consolidated firm natural gas sales, consisting of the firm natural gas sales of Yankee Gas and NSTAR Gas, were higher, as compared to the first quarter of 2013, due primarily to colder weather.  The first quarter 2014 weather-normalized NU consolidated total firm natural gas sales increased 3.6 percent, as compared to the same period in 2013, due primarily to residential and commercial customer growth.

NU Parent and Other Companies:  NU parent and other companies, which includes our competitive businesses, had net losses of $3.2 million in the first quarter of 2014, compared with earnings of $5.4 million in the first quarter of 2013.  Excluding the impact of integration costs, NU parent and other companies earned $2.6 million in the first quarter of 2014, compared with $7.2 million in the first quarter of 2013.  The decrease in earnings was due to the absence of the favorable impact from the resolution of the state income tax audit in the first quarter of 2013, which provided a $6.7 million benefit to first quarter 2013 NU parent earnings.

Liquidity

Consolidated:  Cash and cash equivalents totaled $89.2 million as of March 31, 2014, compared with $43.4 million as of December 31, 2013.

On January 2, 2014, Yankee Gas issued $100 million of 4.82 percent Series L First Mortgage Bonds, due to mature in 2044.  The proceeds, net of issuance costs, were used to repay the $75 million 4.80 percent Series G First Mortgage Bonds that matured on January 1, 2014 and to repay $25 million in short-term borrowings.

On March 7, 2014, NSTAR Electric issued $300 million of 4.40 percent debentures, due to mature in 2044.  The proceeds, net of issuance costs, were used to repay the $300 million of 4.875 percent debentures that matured on April 15, 2014.

On April 24, 2014, CL&P issued $250 million of 4.30 percent 2014 Series A First Mortgage Bonds, due to mature in April 2044.  The proceeds, net of issuance costs, were used to repay short-term borrowings.

NU parent, CL&P, PSNH, WMECO, NSTAR Gas and Yankee Gas are parties to a joint five-year $1.45 billion revolving credit facility due to expire on September 6, 2018.  The revolving credit facility is to be used primarily to backstop the $1.45 billion commercial paper program at NU.  The commercial paper program allows NU parent to issue commercial paper as a form of short-term debt.  As of March 31, 2014 and December 31, 2013, NU had approximately $818.5 million and $1.01 billion, respectively, in short-term borrowings outstanding under the NU parent commercial paper program, leaving $631.5 million and $435.5 million of available borrowing capacity as of March 31, 2014 and December 31, 2013, respectively.  The weighted-average interest rate on these borrowings as of March 31, 2014 and December 31, 2013 was 0.23 percent and 0.24 percent, respectively, which is generally based on money market rates.  As of March 31, 2014, there were intercompany loans from NU of $351.6 million to CL&P, $39.9 million to PSNH and $37.4 million to WMECO.  As of December 31, 2013, there were intercompany loans from NU of $287.3 million to CL&P and $86.5 million to PSNH.

NSTAR Electric has a five-year $450 million revolving credit facility due to expire on September 6, 2018.  This facility serves to backstop NSTAR Electric’s existing $450 million commercial paper program.  As of March 31, 2014, NSTAR Electric had no borrowings outstanding under its commercial paper program.  As of December 31, 2013, NSTAR Electric had $103.5 million in short-term borrowings outstanding under its commercial paper program, leaving $346.5 million of available borrowing capacity.  The weighted-average interest rate on these borrowings as of December 31, 2013 was 0.13 percent, which is generally based on money market rates.

Cash flows provided by operating activities totaled $493.8 million in the first quarter of 2014, compared with $473.1 million in the first quarter of 2013.  The improved operating cash flows were due primarily to the absence of cash disbursements for major storm restoration costs and the decrease of $40.3 million in Pension and PBOP Plan cash contributions, partially offset by an increase in income taxes paid in the first quarter of 2014 ($82.6 million), as compared to the first quarter of 2013 ($22.2 million), and the absence of costs recovered in rates related to the RRBs that were fully amortized in the first half of 2013.

On March 28, 2014, CYAPC and YAEC received payment of $163.3 million of the DOE Phase II Damages proceeds.  It is anticipated that in the second quarter of 2014, the Yankee Companies will complete the FERC review process and return these amounts to the member companies, including CL&P, NSTAR Electric, PSNH, and WMECO, for the benefit of their respective customers.  As a result of the consolidation of CYAPC and YAEC, the cash received was included in Other Long-Term Assets on the NU consolidated balance sheet pending refund as of March 31, 2014 and in Proceeds from DOE Damages Claim with an offset in Deferred DOE Proceeds on the NU consolidated statement of cash flows for the three months ended March 31, 2014.  These proceeds had no impact on NU’s earnings or net cash flows provided by operating activities for the three months ended March 31, 2014.

On January 31, 2014, Moody’s upgraded corporate credit and securities ratings of NU, CL&P and PSNH by one level and WMECO by two-levels.  On April 7, 2014, Fitch affirmed the corporate credit ratings and outlook of NU, CL&P, NSTAR Electric, PSNH, WMECO and NSTAR Gas.  On April 25, 2014, S&P affirmed the corporate credit ratings and revised the outlooks to positive from stable of NU, CL&P, NSTAR Electric, PSNH, WMECO, Yankee Gas and NSTAR Gas.

In the first quarter of 2014, we had cash dividends on common shares of $118.5 million, compared with $116.4 million in the first quarter of 2013.  On February 4, 2014, our Board of Trustees approved a common dividend payment of $0.3925 per share, payable on March 31, 2014 to shareholders of record as of March 3, 2014.  The dividend represented an increase of 6.8 percent over the dividend paid in December 2013.  On May 1, 2014, our Board of Trustees approved a common dividend payment of $0.3925 per share, payable June 30, 2014 to shareholders of record as of May 30, 2014.

In the first quarter of 2014, CL&P, NSTAR Electric, PSNH, and WMECO paid $42.8 million, $253 million, $16.5 million, and $49 million, respectively, in common dividends to NU parent.

Investments in Property, Plant and Equipment on the accompanying statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized portions of pension expense.  In the first quarter of 2014, investments for NU, CL&P, NSTAR Electric, PSNH, and WMECO were $348.7 million, $108 million, $95 million, $61.9 million, and $30.3 million, respectively.

Business Development and Capital Expenditures

Consolidated:  Our consolidated capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized portions of pension expense (all of which are non-cash factors), totaled $277.9 million in the first quarter of 2014, compared with $299.8 million in the first quarter of 2013.  These amounts included $5.9 million and $5.4 million in the first quarters of 2014 and 2013, respectively, related to our corporate service companies, NUSCO and RRR.

Transmission Business:  Overall, transmission business capital expenditures decreased by $53.3 million in the first quarter of 2014, as compared to the first quarter of 2013.  A summary of transmission capital expenditures by company for the three months ended March 31, 2014 and 2013 is as follows:

	For the Three Months Ended March 31,
(Millions of Dollars)	2014	2013
CL&P	$36.2	$44.0
NSTAR Electric	12.4	49.3
PSNH	16.7	14.6
WMECO	16.3	17.2
NPT	6.7	16.5
Total Transmission Segment	$88.3	$141.6

NEEWS:  GSRP, the first, largest and most complicated project within the NEEWS family of projects was fully energized on November 20, 2013.  As of March 31, 2014, CL&P and WMECO have placed $631.5 million in service with minimal remaining close-out activities continuing throughout the first half of 2014.

The Interstate Reliability Project, which includes CL&P’s construction of an approximately 40-mile, 345 kV overhead line from Lebanon, Connecticut to the Connecticut-Rhode Island border in Thompson, Connecticut where it will connect to transmission enhancements being constructed by National Grid, is the second major NEEWS project.  The Connecticut and Rhode Island portions of the project have been approved by their respective siting boards.  On January 30, 2014, the Massachusetts EFSB voted unanimously to draft a tentative opinion approving the MA component of the project; a siting approval decision in Massachusetts is expected in the second quarter of 2014.  In the first quarter of 2014, the Army Corps of Engineers issued its permit on the project, which enabled construction on the Connecticut portion of the project to begin.  NU’s portion of the cost is estimated to be $218 million and the project is expected to be placed in service in late 2015.

The Greater Hartford Central Connecticut Study (GHCC), which includes the reassessment of the Central Connecticut Reliability Project, continues to make progress.  The final need results, which were presented to the ISO-NE Planning Advisory Committee in November 2013, showed existing and worsening severe regional and local thermal overloads and voltage violations within and across each of the four study areas.  ISO-NE is expected to confirm the preferred transmission solutions in the summer of 2014, which are likely to include many 115 kV upgrades.  We continue to expect that the specific future projects being identified to address these reliability concerns will cost approximately $300 million and that the project will be placed in service in 2017.

Included as part of NEEWS are associated reliability related projects, $90.5 million of which have been placed in service.  As of March 31, 2014, the remaining construction on the associated reliability related projects totaled $2.9 million, which is scheduled to be completed by mid-2014.

Through March 31, 2014, CL&P and WMECO capitalized $259 million and $571.1 million, respectively, in costs associated with NEEWS, of which $6.2 million and $4.1 million, respectively, were capitalized in the first quarter of 2014.

Northern Pass:  Northern Pass is NU’s planned HVDC transmission line from the Québec-New Hampshire border to Franklin, New Hampshire and an associated alternating current radial transmission line between Franklin and Deerfield, New Hampshire.  Northern Pass will interconnect at the Québec-New Hampshire border with a planned HQ HVDC transmission line.  NPT received ISO-NE approval under Section I.3.9 of the ISO tariff in 2013.  By approving the project’s Section I.3.9 application, ISO-NE determined that Northern Pass can reliably interconnect with the New England grid with no significant adverse effect on the reliability or operating characteristics of the regional energy grid and its participants.  The $1.4 billion project is subject to comprehensive federal and state public permitting processes and is expected to be operational in the second half of 2017.  The DOE continues to work on the draft Environmental Impact Statement (EIS) for Northern Pass.  This includes a review of both the recommended route and various alternative routes.  We expect the DOE to issue the draft EIS in late 2014.  Once it is published, DOE will commence a process of receiving written and verbal comments on the draft EIS and we expect the DOE to issue a final EIS in the second half of 2015.  We expect to file the state permit application in January 2015 after the DOE’s draft EIS is received.

Greater Boston Reliability and Boston Network Improvements:  As a result of continued analysis of the transmission needs to enhance system reliability and improve capacity in eastern Massachusetts, NSTAR Electric and PSNH expect to implement a series of new transmission initiatives over the next five years.  We expect ISO-NE to select preferred solutions in the first half of 2014.  We expect projected costs to be approximately $480 million for these new initiatives.

Distribution Business:  A summary of distribution capital expenditures by company for the first quarters of 2014 and 2013 is as follows:

	For the Three Months Ended March 31,
(Millions of Dollars)	2014	2013
CL&P:
Basic Business	$10.7	$13.2
Aging Infrastructure	34.3	29.0
Load Growth	17.3	17.0
Total CL&P	62.3	59.2
NSTAR Electric:
Basic Business	29.6	15.6
Aging Infrastructure	22.9	27.3
Load Growth	6.5	1.9
Total NSTAR Electric	59.0	44.8
PSNH:
Basic Business	5.8	3.8
Aging Infrastructure	12.5	7.8
Load Growth	6.1	4.6
Total PSNH	24.4	16.2
WMECO:
Basic Business	1.5	0.5
Aging Infrastructure	3.3	4.3
Load Growth	1.4	1.5
Total WMECO	6.2	6.3
Total - Electric Distribution (excluding Generation)	151.9	126.5
PSNH Generation	2.5	0.7
WMECO Generation	4.1	0.1
Total - Natural Gas	25.2	25.5
Total Electric and Natural Gas Distribution Segment	$183.7	$152.8

For the electric distribution business, basic business includes the purchase of meters, tools, vehicles, information technology, transformer replacements, equipment facilities, and the relocation of plant.  Aging infrastructure relates to reliability and the replacement of overhead lines, distribution substations, underground cable replacement, and equipment failures.  Load growth includes requests for new business and capacity additions on distribution lines and substation additions and expansions.

Regulatory Developments and Rate Matters

The Regulated companies’ distribution rates are set by their respective state regulatory commissions, and their tariffs include mechanisms for periodically adjusting their rates.  Other than as described below, for the first quarter of 2014, changes made to the Regulated companies’ rates did not have a material impact on their earnings, financial position, or cash flows.  For further information, see “Financial Condition and Business Analysis — Regulatory Developments and Rate Matters” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the NU 2013 Annual Report on Form 10-K.

Connecticut:

CL&P 2014 Storm Order:  In March 2013, CL&P filed a request with PURA for approval to recover storm restoration costs associated with five major storms, all of which occurred in 2011 and 2012.  CL&P’s deferred storm restoration costs associated with these major storms totaled $462 million.  Of that amount, approximately $414 million is subject to recovery in rates after giving effect to CL&P’s agreement to forego the recovery of $40 million of previously deferred storm restoration costs as well as an existing storm reserve fund balance of approximately $8 million.  During the second half of 2013, the PURA proceeded with the storm recovery review issuing discovery requests, holding hearings and ultimately on March 12, 2014, issuing a final decision on the level of storm costs recovery.

In its final decision, the PURA approved recovery of $365 million of deferred storm restoration costs and ordered CL&P to capitalize approximately $18 million of the deferred storm restoration costs as utility plant, which will be recovered through depreciation expense in future rate proceedings.  PURA will allow recovery of the $365 million with carrying charges in CL&P’s distribution rates over a six-year period beginning December 1, 2014.  The remaining costs were either disallowed or we believe will be recovered from other sources.  These costs did not have a material impact on CL&P’s financial position, results of operations or cash flows.

New Hampshire:

Generation:  In 2013, the NHPUC opened a docket to investigate market conditions affecting PSNH’s ES rate, how PSNH will maintain just and reasonable rates in light of those conditions, and any impact of PSNH’s generation ownership on the New Hampshire competitive electric market.  In a 2013 NHPUC staff report accepted by the NHPUC, the NHPUC staff recommended that the NHPUC examine whether default service rates remain sustainable on a going forward basis, define “just and reasonable” with respect to default service in the context of competitive retail markets, analyze the current and expected value of PSNH’s generating units, and identify means to mitigate and address stranded cost recovery.  In October 2013, the New Hampshire Legislative Oversight Committee on Electric Utility Restructuring (Oversight Committee) requested that the NHPUC conduct an analysis to determine whether it is now in the economic interest of PSNH’s retail customers for PSNH to divest its interest in generation plants.  On November 1, 2013, the Oversight Committee asked for a preliminary report by April 1, 2014 that would include a third party valuation of PSNH’s generating assets and a report from NHPUC staff members concerning customers’ economic interests in those generating assets.

On April 1, 2014, the NHPUC staff issued a “Preliminary Status Report Addressing the Economic Interest of PSNH’s Retail Customers as it Relates to the Potential Divestiture of PSNH’s Generating Plants”, which included a consultant’s analysis of the fair market value of PSNH generating assets and long-term power purchase contracts.  The consultant’s analysis estimated the fair market value of PSNH’s generation assets to be $225 million as of December 31, 2013 and compared that amount to a stated net book value of $660 million, implying potential “stranded costs” in excess of $400 million.  NHPUC staff made three recommendations: (1) that any further actions relating to PSNH’s generating assets await a final decision in the Clean Air Project (scrubber) prudence proceeding; (2) that existing laws regarding divestiture, energy service, and cost recovery be harmonized; and (3) that ISO-NE provide input on the economic and reliability consequences of retirement of PSNH’s fossil generating plants.  In the event of generation asset divestiture or retirement, both present law and the PSNH Restructuring Settlement Agreement approved in 2000 require that the NHPUC provide stranded cost recovery to PSNH.  We continue to believe all costs and generation investments are probable of recovery.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and, at times, difficult, subjective or complex judgments.  Changes in these estimates, assumptions and judgments, in and of themselves, could materially impact our financial position, results of operations or cash flows.  Our management communicates to and discusses with the Audit Committee of our Board of Trustees significant matters relating to critical accounting policies.  Our critical accounting policies that we believed were the most critical in nature were reported in the NU 2013 Form 10-K.  There have been no material changes with regard to these critical accounting policies.

Other Matters

Accounting Standards Recently Adopted:  For information regarding new accounting standards, see Note 1B, “Summary of Significant Accounting Policies — Recently Adopted Accounting Standards,” to the financial statements.

Contractual Obligations and Commercial Commitments:  There have been no material changes with regard to the contractual obligations and commercial commitments disclosed in the NU 2013 Form 10-K.

Web Site:  Additional financial information is available through our web site at www.nu.com.

RESULTS OF OPERATIONS — NORTHEAST UTILITIES AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items for the condensed consolidated statements of income for NU included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2014 and 2013:

	Operating Revenues and Expenses
	For the Three Months Ended March 31,
			Increase/
(Millions of Dollars)	2014	2013	(Decrease)	Percent
Operating Revenues	$2,290.6	$1,995.0	$295.6	14.8%
Operating Expenses:
Purchased Power, Fuel and Transmission	978.2	747.8	230.4	30.8
Operations and Maintenance	351.7	346.1	5.6	1.6
Depreciation	150.8	155.0	(4.2)	(2.7)
Amortization of Regulatory Assets, Net	57.9	54.0	3.9	7.2
Amortization of Rate Reduction Bonds	—	34.5	(34.5)	(100.0)
Energy Efficiency Programs	138.8	105.8	33.0	31.2
Taxes Other Than Income Taxes	145.5	132.9	12.6	9.5
Total Operating Expenses	1,822.9	1,576.1	246.8	15.7
Operating Income	$467.7	$418.9	$48.8	11.6%

Operating Revenues

	For the Three Months Ended March 31,
(Millions of Dollars)	2014	2013	Increase	Percent
Electric Distribution	$1,585.9	$1,374.2	$211.7	15.4%
Natural Gas Distribution	432.8	361.8	71.0	19.6
Total Distribution	2,018.7	1,736.0	282.7	16.3
Transmission	252.1	239.5	12.6	5.3
Total Regulated Companies	2,270.8	1,975.5	295.3	14.9
Other and Eliminations	19.8	19.5	0.3	1.5
Total Operating Revenues	$2,290.6	$1,995.0	$295.6	14.8%

A summary of our retail electric sales and firm natural gas sales were as follows:

	For the Three Months Ended March 31,
	2014	2013	Increase	Percent
Retail Electric Sales in GWh	14,348	13,796	552	4.0%
Firm Natural Gas Sales in Million Cubic Feet	46,917	40,615	6,302	15.5

Operating revenues increased $295.6 million compared to the first quarter of 2013.  The increase in revenue reflects higher retail electric and firm natural gas sales volumes as a result of the significantly colder than normal winter temperatures and the overall impact of higher wholesale energy costs in New England.  The wholesale energy markets were impacted by higher natural gas transportation costs which, in addition to its impact on the cost of natural gas purchased on behalf of our retail natural gas customers, had an adverse impact on the cost of purchased electric energy for our retail electric customers.  Fluctuations on wholesale energy costs are recovered from customers in rates and therefore have no impact on earnings.

As noted above, the increase in distribution revenues reflect an increase of approximately 4 percent in retail electric sales and 15.5 percent in firm natural gas sales.  The increase in sales volumes was driven primarily by the cold winter weather experienced throughout our service territories in the first quarter of 2014.  The winter was significantly colder than both normal and last year throughout New England.  Weather-normalized retail electric sales (based on 30-year average temperatures) increased 1.3 percent in the first quarter of 2014, as compared to the same period in 2013, reflecting a steady improvement in economic conditions across our service territory.  Weather-normalized total firm natural gas sales increased 3.6 percent in the first quarter of 2014, as compared to the same period in 2013, due primarily to residential and commercial customer growth.

The positive impacts on sales volume were partially offset by customer savings due to the impact of our respective utility-sponsored energy efficiency programs.  Certain utility operating companies are permitted to bill customers for lost base revenues related to reductions in sales volume as a result of their energy efficiency.  In the first quarter of 2014, the recognition of lost base revenues increased $4.8 million compared to the first quarter of 2013.

The increase in transmission revenues, net of applicable eliminations, reflects the recovery of higher transmission expenses including ongoing investments in our transmission infrastructure.

Purchased Power, Fuel and Transmission increased in the first quarter of 2014, as compared to the first quarter of 2013, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Electric distribution segment fuel and energy supply costs	$238.8
Firm natural gas sales related costs	33.9
Transmission segment costs	35.2
Other and eliminations	11.1
Partially offset by:
Electric distribution segment deferred fuel costs	(88.6)
$230.4

Operations and Maintenance increased in the first quarter of 2014, as compared to the first quarter of 2013, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Electric Distribution:
Bad debt expense	$6.9
General and administrative	7.4
Pension and employee benefit costs	(15.3)
Storm costs	(5.3)
Total Electric Distribution	(6.3)
Total Natural Gas Distribution	4.1
Total Distribution	(2.2)
Total Transmission maintenance costs	2.4
Other and eliminations:
Integration and severance costs	6.9
Other	(1.5)
Total Operations and Maintenance	$5.6

The Operations and Maintenance expense increase of $5.6 million includes costs that are recovered through cost tracking mechanisms, which have no earnings impact.  The Operations and Maintenance expenses that are recovered through base distribution rates (and therefore impact earnings) decreased $3.7 million in the first quarter of 2014, as compared to the first quarter of 2013, due primarily to a decrease in pension and employee benefit costs.

Depreciation decreased in the first quarter of 2014, as compared to the first quarter of 2013, due primarily to a decrease in CYAPC and YAEC decommissioning collections ($12.5 million), partially offset by an increase related to higher utility plant balances resulting from completed construction projects placed into service ($8.3 million).

Amortization of Regulatory Assets, Net increased in the first quarter of 2014, as compared to the first quarter of 2013, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Recovery of transition costs at NSTAR Electric	$(31.2)
Increases in the SCRC, ES and TCAM amortizations at PSNH	15.7
Amortization related to deferred energy efficiency program costs at CL&P	14.3
Other	5.1
$3.9

Amortization of Rate Reduction Bonds decreased in the first quarter of 2014, as compared to the first quarter of 2013, due to the maturity in 2013 of RRBs of NSTAR Electric, PSNH, and WMECO.

Energy Efficiency Programs increased in the first quarter of 2014, as compared to the first quarter of 2013, due primarily to an increase in energy efficiency costs in accordance with the three-year program guidelines established by the DPU at NSTAR Electric and WMECO and expanded energy conservation programs at CL&P in 2014.  All costs are fully recovered through approved tracking mechanisms and therefore do not impact earnings.

Taxes Other Than Income Taxes increased in the first quarter of 2014, as compared to the first quarter of 2013, due primarily to an increase in property taxes ($7.5 million) as a result of both an increase in utility plant balances and property tax rates, and an increase in the Connecticut gross earnings tax ($6 million) attributable to an increase in retail revenues.

Interest Expense increased $13.7 million in the first quarter of 2014, as compared to the first quarter of 2013, due primarily to the absence of the favorable impact from the resolution of a state income tax audit in the first quarter of 2013 ($8.8 million) and lower interest income on deferred transition costs ($4.5 million).

Other Income, Net decreased $6.1 million in the first quarter of 2014, as compared to the first quarter of 2013, due primarily to lower mark-to-market gains associated with marketable securities held in trust.

Income Tax Expense

	For the Three Months Ended March 31,
(Millions of Dollars)	2014	2013	Increase	Percent
Income Tax Expense	$141.5	$120.5	$21.0	17.4%

Income Tax Expense increased in the first quarter of 2014, as compared to the first quarter of 2013, due primarily to higher pre-tax earnings ($13.1 million), the absence of the favorable impact from the resolution of a state income tax audit in the first quarter of 2013 ($4.8 million), and higher state taxes ($3.7 million).

RESULTS OF OPERATIONS — THE CONNECTICUT LIGHT AND POWER COMPANY

The following provides the amounts and variances in operating revenues and expense line items for the condensed statements of income for CL&P included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2014 and 2013:

	Operating Revenues and Expenses
	For the Three Months Ended March 31,
(Millions of Dollars)	2014	2013	Increase	Percent
Operating Revenues	$734.6	$624.1	$110.5	17.7%
Operating Expenses:
Purchased Power and Transmission	281.4	229.3	52.1	22.7
Operations and Maintenance	109.5	108.9	0.6	0.6
Depreciation	46.1	42.4	3.7	8.7
Amortization of Regulatory Assets, Net	29.9	10.8	19.1	(a)
Energy Efficiency Programs	42.7	22.8	19.9	87.3
Taxes Other Than Income Taxes	67.0	60.2	6.8	11.3
Total Operating Expenses	576.6	474.4	102.2	21.5
Operating Income	$158.0	$149.7	$8.3	5.5%

(a) Percent greater than 100 percent not shown as it is not meaningful.

Operating Revenues

CL&P’s retail sales were as follows:

	For the Three Months Ended March 31,
	2014	2013	Increase	Percent
Retail Sales in GWh	5,949	5,681	268	4.7%

CL&P’s Operating revenues increased $110.5 million compared to the first quarter of 2013.  The increase in revenue reflects higher retail sales volumes as a result of the significantly colder than normal winter temperatures and the overall impact of higher wholesale energy costs in New England.  The wholesale energy markets were impacted by higher natural gas transportation costs, which had an adverse impact on the cost of purchased electric energy for our retail customers.  Fluctuations on wholesale energy costs are recovered from customers in rates and therefore have no impact on earnings.

As noted above, the increase in base distribution revenues reflects an increase of 4.7 percent in retail sales.  This increase was due primarily to the colder winter weather experienced in the first quarter of 2014, when the average daily temperature was 5 degrees lower than the same period in 2013.

The increase in transmission revenues reflects recovery of higher transmission expenses including ongoing investments in our transmission infrastructure.

Purchased Power and Transmission increased in the first quarter of 2014, as compared to the first quarter of 2013, due primarily to the following:

Three Months Ended
(Millions of Dollars)	Increase/(Decrease)
GSC Supply Costs	$101.1
Transmission Costs	6.5
Deferred Fuel Costs	(55.8)
Other	0.3
$52.1

The increase in GSC supply costs was due primarily to higher average supply prices and an increase in GSC loads as a result of an increase in retail sales and customers returning to standard offer from third party suppliers.   On July 1, 2013, CL&P began to procure approximately 30 percent of GSC load.  Costs associated with the remaining 70 percent of the GSC load are the contractual amounts CL&P must pay to various suppliers that have been awarded the right to supply SS and LRS load through a competitive solicitation process.  The increase in transmission costs was the result of an increase in the retail transmission deferral, which reflects the actual costs of transmission service compared to estimated billed amounts.  The decrease in deferred fuel costs was due primarily to higher average supply prices, as compared to prices projected when standard service rates were set. Purchased Power and Transmission costs are included in regulatory-approved tracking mechanisms and do not impact earnings.

Operations and Maintenance increased in the first quarter of 2014, as compared to the first quarter of 2013, due to higher bad debt expense ($5.5 million), higher distribution general and administrative costs ($2.3 million), higher routine maintenance costs ($1.5 million), and other operating costs ($1 million).  Offsetting these increases was a decrease in pension and PBOP costs ($9.7 million).

Depreciation increased in the first quarter of 2014, as compared to the first quarter of 2013, due primarily to higher utility plant balances resulting from completed construction projects placed into service.

Amortization of Regulatory Assets, Net increased in the first quarter of 2014, as compared to the first quarter of 2013, due primarily to an increase in amortization expense related to previously deferred congestion charges.

Energy Efficiency Programs increased in the first quarter of 2014, as compared to the first quarter of 2013, due primarily to expanded energy conservation programs in 2014.  All costs are fully recovered through PURA-approved tracking mechanisms and therefore do not impact earnings.

Taxes Other Than Income Taxes increased in the first quarter of 2014, as compared to the first quarter of 2013, due primarily to an increase in property taxes as a result of both an increase in utility plant balances and property tax rates ($3.9 million).  In addition, there was an increase in the Connecticut gross earnings tax attributable to an increase in retail revenues ($3.6 million).

Interest Expense increased $4.5 million in first quarter of 2014, as compared to the first quarter of 2013, due primarily to the absence in 2014 of the favorable impact from the resolution of a state income tax audit in the first quarter of 2013.

Other Income, Net decreased $3.1 million in the first quarter of 2014, as compared to the first quarter of 2013, due primarily to lower mark-to-market gains associated with marketable securities held in trust.

Income Tax Expense

	For the Three Months Ended March 31,
(Millions of Dollars)	2014	2013	Increase	Percent
Income Tax Expense	$45.5	$39.2	$6.3	16.1%

Income Tax Expense increased in the first quarter of 2014, as compared to the first quarter of 2013, due primarily to the absence in 2014 of the favorable impact from the resolution of a state income tax audit in the first quarter of 2013 ($2.9 million), higher pre-tax earnings ($1.6 million), and higher state taxes ($0.9 million).

EARNINGS SUMMARY

	For the Three Months Ended March 31,
(Millions of Dollars)	2014	2013
Net Income	$79.3	$85.0

CL&P’s earnings decreased $5.7 million in the first quarter of 2014, as compared to the first quarter of 2013, due primarily to the absence in 2014 of the favorable impact from the resolution of a state income tax audit in the first quarter of 2013 and higher property tax expense and depreciation.  Partially offsetting these unfavorable earnings impacts were higher retail electric sales due primarily to colder weather in the first quarter of 2014, as compared to the first quarter of 2013.

LIQUIDITY

CL&P had cash flows provided by operating activities of $95.5 million in the first quarter of 2014, compared with $26.4 million in the first quarter of 2013.  The improved cash flows were due primarily to the absence of cash disbursements for major storm restoration costs in the first quarter of 2014, as compared to the first quarter of 2013, and income tax refunds of $11.7 million in the first quarter of 2014, as compared to $1.6 million in the first quarter of 2013, partially offset by an unfavorable cash flow impact relating to traditional working capital amounts principally due to the timing of accounts receivables.

Investments in Property, Plant and Equipment on the accompanying statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized portions of pension expense.  In the first quarter of 2014, investments for CL&P were $108 million.

On April 24, 2014, CL&P issued $250 million of 4.30 percent 2014 Series A First Mortgage Bonds, due to mature in April 2044.  The proceeds, net of issuance costs, were used to repay short-term borrowings from NU parent.

NU parent and certain of its subsidiaries, including CL&P, are parties to a joint five-year $1.45 billion revolving credit facility due to expire on September 6, 2018.  The revolving credit facility is to be used primarily to backstop the $1.45 billion commercial paper program at NU parent.  The commercial paper program allows NU parent to issue commercial paper as a form of short-term debt to its subsidiaries, including CL&P.  As of March 31, 2014 and December 31, 2013, there were intercompany loans from NU parent of $351.6 million and $287.3 million, respectively, to CL&P.

Additional financing activities in the first quarter of 2014 included $42.8 million in common stock dividends paid to NU parent.

On January 31, 2014, Moody’s upgraded corporate credit and securities ratings of CL&P by one level.  On April 7, 2014, Fitch affirmed the corporate credit rating and outlook of CL&P.

RESULTS OF OPERATIONS — NSTAR ELECTRIC COMPANY AND SUBSIDIARY

The following  provides the amounts and variances in operating revenues and expense line items for the condensed consolidated statements of income for NSTAR Electric included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2014 and 2013:

	Operating Revenues and Expenses For the Three Months Ended March 31,
(Millions of Dollars)	2014	2013	Increase/ (Decrease)	Percent
Operating Revenues	$666.2	$592.3	$73.9	12.5%
Operating Expenses:
Purchased Power and Transmission	319.1	214.1	105.0	49.0
Operations and Maintenance	85.9	92.3	(6.4)	(6.9)
Depreciation	46.6	45.4	1.2	2.6
Amortization of Regulatory Assets, Net	15.7	47.0	(31.3)	(66.6)
Amortization of Rate Reduction Bonds	—	15.1	(15.1)	(100.0)
Energy Efficiency Programs	48.3	51.7	(3.4)	(6.6)
Taxes Other Than Income Taxes	32.2	32.2	—	—
Total Operating Expenses	547.8	497.8	50.0	10.0
Operating Income	$118.4	$94.5	$23.9	25.3%

Operating Revenues

NSTAR Electric’s retail sales were as follows:

	For the Three Months Ended March 31,
	2014	2013	Increase	Percent
Retail Sales in GWh	5,358	5,194	164	3.2%

NSTAR Electric’s Operating revenues increased $73.9 million compared to the first quarter of 2013.  The increase in revenue reflects higher retail sales volumes as a result of the significantly colder than normal winter temperatures and the overall impact of higher wholesale energy costs in New England.  The wholesale energy markets were impacted by higher natural gas transportation costs, which had an adverse impact on the cost of purchased electric energy for our retail customers.  Fluctuations on wholesale energy costs are recovered from customers in rates and therefore have no impact on earnings.

As noted above, the increase in base distribution revenues reflects a 3.2 percent increase in retail sales.  The increase in sales volume was due primarily to colder winter weather in the first quarter of 2014.  The average daily temperature in Boston was over 3 degrees lower than the first quarter of 2013.

The positive impacts on sales volume were partially offset by customer savings due to the impact of our energy efficiency programs.  NSTAR Electric is permitted to bill customers for lost base revenues related to reductions in sales volume as a result of its energy efficiency.  In the first quarter of 2014, the recognition of lost base revenues increased $4.8 million compared to the first quarter of 2013.

The increase in transmission revenues reflects recovery of higher transmission expenses including continuing transmission infrastructure investments.

Purchased Power and Transmission increased in the first quarter of 2014, as compared to the first quarter of 2013, due primarily to the following:

(Millions of Dollars)	Three Months Ended Increase/(Decrease)
Basic Service Costs	$106.8
Transmission Costs	18.8
Purchased Power Contracts	12.2
Deferred Fuel Costs	(32.8)
$105.0

The increase in Basic Service costs was primarily related to higher average supply prices.   The increase in transmission costs was due primarily to higher RNS expense.  The increase in purchased power contracts was due primarily to higher congestion charges.  The decrease in deferred fuel costs was due primarily to higher average supply prices, as compared to the prices projected when Basic Service rates were set.  Purchased Power and Transmission costs are included in regulatory-approved tracking mechanisms and do not impact earnings.

Operations and Maintenance decreased in the first quarter of 2014, as compared to the first quarter of 2013, due primarily to lower employee benefit costs ($6 million) and lower storm-related costs ($2 million), partially offset by higher bad debt expense ($0.6 million), and other operating expenses ($1 million).

Depreciation increased in the first quarter of 2014, as compared to the first quarter of 2013, due primarily to higher utility plant balances resulting from completed construction projects placed into service.

Amortization of Regulatory Assets, Net decreased in the first quarter of 2014, as compared to the first quarter of 2013, due primarily to a decrease in the recovery of previously deferred transition costs.

Amortization of Rate Reduction Bonds decreased in the first quarter of 2014, as compared to the first quarter of 2013, due to the maturity of the RRBs in March 2013.

Energy Efficiency Programs decreased in the first quarter of 2014, as compared to the first quarter of 2013, due primarily to a decrease in the amortization of previously deferred costs ($8 million), partially offset by an increase in energy efficiency costs incurred in accordance with the three-year program guidelines established by the DPU ($4.6 million).  All costs are fully recovered through DPU-approved tracking mechanisms and therefore do not impact earnings.

Taxes Other Than Income Taxes remained unchanged in the first quarter of 2014, as compared to the first quarter of 2013, due to lower average municipal property tax rates, offset by an increase in property taxes as a result of an increase in utility plant balances.

Interest Expense increased $5.1 million in the first quarter of 2014, as compared to the first quarter of 2013, due primarily to lower regulatory interest income primarily from deferred transition costs ($4.7 million), as well as higher average long-term debt outstanding.

Other Income/(Loss), Net decreased $0.8 million in the first quarter of 2014, as compared to the first quarter of 2013, due primarily to lower gains on the deferred compensation plans.

Income Tax Expense

	For the Three Months Ended March 31,
(Millions of Dollars)	2014	2013	Increase	Percent
Income Tax Expense	$39.2	$31.3	$7.9	25.2%

Income Tax Expense increased in the first quarter of 2014, as compared to the first quarter of 2013, due primarily to higher pre-tax earnings ($6.3 million) and higher state taxes ($1.6 million).

EARNINGS SUMMARY

	For the Three Months Ended March 31,
(Millions of Dollars)	2014	2013
Net Income	$58.1	$48.1

NSTAR Electric’s earnings increased $10 million in the first quarter of 2014, as compared to the first quarter of 2013, due primarily to higher transmission margin, higher distribution revenues related to higher retail electric sales due primarily to colder weather in the first quarter in 2014, as compared to the first quarter of 2013, higher lost base revenues, and lower non-tracked operations and maintenance costs.  Partially offsetting these favorable earnings impacts was higher interest cost, primarily on deferred transition costs.

LIQUIDITY

NSTAR Electric had cash flows provided by operating activities of $191.4 million in the first quarter of 2014, compared with $89.4 million in the first quarter of 2013.  The increase in operating cash flows was due primarily to the absence of cash disbursements for major storm restoration costs associated with the February 2013 blizzard, a decrease in income tax payments in the first quarter of 2014, as compared to the first quarter of 2013, the absence of costs recovered in rates related to the RRBs that were fully amortized in the first quarter of 2013, and the absence of pension contributions in the first quarter of 2014, as compared to the first quarter of 2013.

RESULTS OF OPERATIONS — PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY

The following provides the amounts and variances in operating revenues and expense line items for the condensed consolidated statements of income for PSNH included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2014 and 2013:

	Operating Revenues and Expenses
	For the Three Months Ended March 31,
			Increase/
(Millions of Dollars)	2014	2013	(Decrease)	Percent
Operating Revenues	$299.8	$273.8	$26.0	9.5%
Operating Expenses:
Purchased Power, Fuel and Transmission	115.3	101.0	14.3	14.2
Operations and Maintenance	62.2	59.7	2.5	4.2
Depreciation	24.2	22.6	1.6	7.1
Amortization of Regulatory Assets/(Liabilities), Net	12.6	(3.1)	15.7	(a)
Amortization of Rate Reduction Bonds	—	14.8	(14.8)	(100.0)
Energy Efficiency Programs	3.8	3.7	0.1	2.7
Taxes Other Than Income Taxes	17.7	17.0	0.7	4.1
Total Operating Expenses	235.8	215.7	20.1	9.3
Operating Income	$64.0	$58.1	$5.9	10.2%

(a) Percent greater than 100 percent not shown as it is not meaningful.

Operating Revenues

PSNH’s retail sales were as follows:

	For the Three Months Ended March 31,
	2014	2013	Increase	Percent
Retail Sales in GWh	2,076	1,992	84	4.2%

PSNH’s Operating revenues increased $26 million compared to the first quarter of 2013.  The increase in revenue reflects higher retail sales volumes as a result of the significantly colder than normal winter temperatures and the overall impact of higher wholesale energy costs in New England.  The wholesale energy markets were impacted by higher natural gas transportation costs, which had an adverse impact on the cost of purchased electric energy for our retail customers.  Fluctuations on wholesale energy costs are recovered from customers in rates and therefore have no impact on earnings.

As noted above, the increase in base distribution revenues reflects an increase of 4.2 percent in retail sales.  PSNH experienced strong sales in 2014 due to colder winter weather than what was experienced in 2013.  The average daily temperature in New Hampshire was over 5 degrees lower than the first quarter of 2013.  Also reflected in this revenue increase was an increase of $3.3 million related to NHPUC-approved distribution rate increases effective July 1, 2013 as a result of a 2010 distribution rate case settlement.

The increase in transmission revenues reflects recovery of higher transmission expenses including ongoing investments in our transmission infrastructure.

Purchased Power, Fuel and Transmission increased in the first quarter of 2014, as compared to the first quarter of 2013, due primarily to an increase in generation fuel costs, partially offset by lower purchased power costs due to customer migration, lower renewable energy requirements set by the NHPUC, and lower regional greenhouse gas initiative auction proceeds.  Purchased Power, Fuel and Transmission costs are included in regulatory-approved tracking mechanisms and do not impact earnings.

Operations and Maintenance increased in the first quarter of 2014, as compared to the first quarter of 2013, due primarily to an increase in routine maintenance costs at the generation business ($1.2 million), an increase in routine transmission maintenance costs ($0.9 million) and higher bad debt expense ($0.6 million), partially offset by other operating costs ($0.2 million).

Depreciation increased in the first quarter of 2014, as compared to the first quarter of 2013, due primarily to higher utility plant balances resulting from completed construction projects placed into service.

Amortization of Regulatory Assets/(Liabilities), Net increased in the first quarter of  2014, as compared to the first quarter of 2013, due primarily to increases in the SCRC,  ES and TCAM amortizations ($7.3 million, $4.8 million, and $6.2 million, respectively).

Amortization of Rate Reduction Bonds decreased in the first quarter of 2014, as compared to the first quarter of 2013, due to the maturity of the RRBs in May 2013.

Income Tax Expense

	For the Three Months Ended March 31,
(Millions of Dollars)	2014	2013	Increase	Percent
Income Tax Expense	$19.7	$18.0	$1.7	9.4%

Income Tax Expense increased in the first quarter of 2014, as compared to the first quarter of 2013, due primarily to higher pre-tax earnings ($1.9 million).

EARNINGS SUMMARY

	For the Three Months Ended March 31,
(Millions of Dollars)	2014	2013	Increase
Net Income	$32.6	$29.0	$3.6

PSNH’s earnings increased due primarily to higher generation earnings and distribution retail revenues.  The first quarter 2014 distribution retail revenues were favorably impacted by the PSNH rate increases effective July 1, 2013 as a result of the 2010 distribution rate case settlement and a 4.2 percent increase in retail sales.  PSNH experienced strong sales in the first quarter of 2014 due to colder winter weather than what was experienced in 2013.  Partially offsetting these favorable earnings impacts were higher operations and maintenance, depreciation and property tax expense.

LIQUIDITY

PSNH had cash flows provided by operating activities of $129.3 million in the first quarter of 2014, compared with $107.2 million in the first quarter of 2013.  The improved cash flows were due primarily to the absence of a $35.1 million NUSCO Pension and PBOP Plan contribution in the first quarter of 2014, as compared to the first quarter of 2013, the favorable impact of the 2010 rate case decision related to the additional increase to annualized rates that was effective July 1, 2013, and the favorable cash flow impacts relating to changes in traditional working capital amounts.  These favorable cash flow impacts were partially offset by income tax payments of $16.1 million in the first quarter of 2014, compared with income tax refunds of $15.3 million in the first quarter of 2013, and the absence of costs recovered in rates related to the RRBs that were fully amortized in the second quarter of 2013.

RESULTS OF OPERATIONS — WESTERN MASSACHUSETTS ELECTRIC COMPANY

The following provides the amounts and variances in operating revenues and expense line items for the condensed statements of income for WMECO included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2014 and 2013:

	Operating Revenues and Expenses For the Three Months Ended March 31,
(Millions of Dollars)	2014	2013	Increase/ (Decrease)	Percent
Operating Revenues	$137.4	$125.0	$12.4	9.9%
Operating Expenses:
Purchased Power and Transmission	49.4	40.1	9.3	23.2
Operations and Maintenance	22.6	20.9	1.7	8.1
Depreciation	10.3	9.0	1.3	14.4
Amortization of Regulatory (Liabilities)/Assets, Net	0.4	0.1	0.3	(a)
Amortization of Rate Reduction Bonds	—	4.7	(4.7)	(100.0)
Energy Efficiency Programs	11.9	8.3	3.6	43.4
Taxes Other Than Income Taxes	8.1	6.3	1.8	28.6
Total Operating Expenses	102.7	89.4	13.3	14.9
Operating Income	$34.7	$35.6	$(0.9)	(2.5)%

(a) Percent greater than 100 percent not shown as it is not meaningful.

Operating Revenues

WMECO’s retail sales were as follows:

	For the Three Months Ended March 31,
	2014	2013	Increase	Percent
Retail Sales in GWh	965	929	36	3.8%

WMECO’s Operating Revenues increased $12.4 million in the first quarter of 2014, as compared to the first quarter of 2013, due primarily to:

•                  A $3.9 million increase in revenues that impacts earnings due to the reversal of a previously established wholesale billing adjustment.

•                  Base distribution revenues are consistent with 2013.  WMECO’s kWh sales have no impact on earnings, as its revenues are decoupled from sales volumes.

•                  A $0.8 million increase in transmission revenues reflecting recovery of higher transmission expenses including investments in our transmission infrastructure, primarily related to the NEEWS project.

•                  The remaining increase primarily reflects a higher level of recovery related to WMECO’s energy supply and energy efficiency programs.  These revenues are fully reconciled to the related costs.  Therefore this increase in revenues had no material impact on earnings.

Purchased Power and Transmission increased in the first quarter of 2014, as compared to the first quarter of 2013, due primarily to an increase in supplier contract prices and an increase in customers returning to default service from third party suppliers.  Purchased Power and Transmission costs are included in regulatory-approved tracking mechanisms and do not impact earnings.

Operations and Maintenance increased in the first quarter of 2014, as compared to the first quarter of 2013, due primarily to an increase in customer related expenses ($0.8 million), an increase in routine maintenance costs ($0.6 million), and an increase in distribution vegetation management costs ($0.3 million).

Depreciation increased in the first quarter of 2014, as compared to the first quarter of 2013, due primarily to higher utility plant balances resulting from completed construction projects placed into service.

Amortization of Rate Reduction Bonds decreased in the first quarter of 2014, as compared to the first quarter of 2013, due to the maturity of the RRBs in June 2013.

Energy Efficiency Programs increased in the first quarter of 2014, as compared to the first quarter of 2013, due primarily to an increase in energy efficiency costs in accordance with the three-year program guidelines established by the DPU.  All costs are fully recovered through DPU-approved tracking mechanisms and therefore do not impact earnings.

Taxes Other Than Income Taxes increased in the first quarter of 2014, as compared to the first quarter of 2013, due primarily to an increase in property taxes as a result of both an increase in utility plant balances and property tax rates.

Interest Expense decreased $0.6 million in the first quarter of 2014, as compared to the first quarter of 2013, due primarily to the reversal of interest expense related to a previously recognized wholesale billing adjustment.

Other Income, Net decreased $0.4 million in the first quarter of 2014, as compared to the first quarter of 2013, due primarily to lower mark-to-market gains associated with marketable securities held in trust.

EARNINGS SUMMARY

	For the Three Months Ended March 31,
(Millions of Dollars)	2014	2013
Net Income	$18.1	$18.6

WMECO’s earnings decreased $0.5 million in the first quarter of 2014, as compared to the first quarter of 2013, due primarily to lower mark-to-market gains associated with marketable securities held in trust, higher operations and maintenance and depreciation expense.  Partially offsetting these unfavorable earnings impacts was an increase in earnings related to the reversal of a previously established wholesale billing adjustment.

LIQUIDITY

WMECO had cash flows provided by operating activities of $46.3 million in the first quarter of 2014, compared with $71 million in the first quarter of 2013.  The decrease in operating cash flows was due primarily to income tax payments of $14.1 million in the first quarter of 2014, compared with income tax refunds of $26.6 million in the first quarter of 2013 and the absence of costs recovered in rates related to the RRBs that were fully amortized in the second quarter of 2013, partially offset by the favorable cash flow impacts relating to changes in traditional working capital amounts principally due to the changes in timing of accounts payable and accounts receivables.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Information

Commodity Price Risk Management:  Our Regulated companies enter into energy contracts to serve our customers and the economic impacts of those contracts are passed on to our customers.  Accordingly, the Regulated companies have no exposure to loss of future earnings or fair values due to these market risk-sensitive instruments.  NU’s Energy Supply Risk Committee, comprised of senior officers, reviews and approves all large scale energy related transactions entered into by its Regulated companies.

Other Risk Management Activities

Interest Rate Risk Management: We manage our interest rate risk exposure in accordance with our written policies and procedures by maintaining a mix of fixed and variable rate long-term debt.

Credit Risk Management: Credit risk relates to the risk of loss that we would incur as a result of non-performance by counterparties pursuant to the terms of our contractual obligations.  We serve a wide variety of customers and transact with suppliers that include IPPs, industrial companies, gas and electric utilities, oil and gas producers, financial institutions, and other energy marketers.  Margin accounts exist within this diverse group, and we realize interest receipts and payments related to balances outstanding in these margin accounts.  This wide customer and supplier mix generates a need for a variety of contractual structures, products and terms that, in turn, require us to manage the portfolio of market risk inherent in those transactions in a manner consistent with the parameters established by our risk management process.

If the respective unsecured debt ratings of NU or its subsidiaries were reduced to below investment grade by either Moody’s or S&P, certain of NU’s contracts would require additional collateral in the form of cash to be provided to counterparties and independent system operators.  NU would have been and remains able to provide that collateral.

For further information on cash collateral deposited and posted with counterparties as well as any cash collateral netted against the fair value of the related derivative contracts, see Note 4, “Derivative Instruments,” to the financial statements.

We have provided additional disclosures regarding interest rate risk management and credit risk management in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in NU’s 2013 Form 10-K, which is incorporated herein by reference. There have been no additional risks identified and no material changes with regard to the items previously disclosed in the NU 2013 Form 10-K.

ITEM 4.            CONTROLS AND PROCEDURES

Management, on behalf of NU, CL&P, NSTAR Electric, PSNH and WMECO, evaluated the design and operation of the disclosure controls and procedures as of March 31, 2014 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC.  This evaluation was made under management’s supervision and with management’s participation, including the principal executive officers and principal financial officer as of the end of the period covered by this Quarterly Report on Form 10-Q.  There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The principal executive officers and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of NU, CL&P, NSTAR Electric, PSNH and WMECO are effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officers and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in internal controls over financial reporting for NU, CL&P, NSTAR Electric, PSNH and WMECO during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

We are parties to various legal proceedings.  We have identified these legal proceedings in Part I, Item 3, “Legal Proceedings,” and elsewhere in our 2013 Form 10-K, which disclosures are incorporated herein by reference.  There have been no additional material legal proceedings identified and no material changes with regard to the legal proceedings previously disclosed in our 2013 Form 10-K.

ITEM 1A.     RISK FACTORS

We are subject to a variety of significant risks in addition to the matters set forth under “Forward-Looking Statements,” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Quarterly Report on Form 10-Q.  We have identified a number of these risk factors in Part I, Item 1A, “Risk Factors,” in our 2013 Form 10-K, which risk factors are incorporated herein by reference.  These risk factors should be considered carefully in evaluating our risk profile.  There have been no additional risk factors identified and no material changes with regard to the risk factors previously disclosed in our 2013 Form 10-K.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table discloses purchases of our common shares made by us or on our behalf for the periods shown below.  The common shares purchased consist of open market purchases made by the Company or an independent agent.  These share transactions related to the Company’s Long-Term Incentive Plans and its Employee Savings Plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
January 1 – January 31, 2014	503,821	$43.30	—	—
February 1 – February 28, 2014	37,241	43.42	—	—
March 1 – March 31, 2014	138,094	44.52	—	—
Total	679,156	$43.55	—	—

ITEM 6.       EXHIBITS

Each exhibit described below is filed herewith, unless designated with an asterisk (*), which exhibits are incorporated by reference by the registrant under whose name the exhibit appears.

Exhibit No.	Description

Listing of Exhibits (NU)

* 10.1

Composite Amended and Restated Indenture, effective January 2, 2014, between Yankee Gas Services Company and The Bank of New York Mellon Trust Company, N.A., successor as Trustee to The Bank of New York, as successor to Fleet National Bank (formerly known as The Connecticut National Bank, as Trustee, dated July 1, 1989 (Composite including all amendments) (incorporated by reference to Exhibit B to the Eleventh Supplemental Indenture, filed as Exhibit 10.2 hereto)

10.2

Eleventh Supplemental Indenture of Mortgage and Deed of Trust, dated as of January 1, 2014, between Yankee Gas Services Company and The Bank of New York Mellon Trust Company, N.A., successor as Trustee to The Bank of New York, as successor to Fleet National Bank (formerly known as The Connecticut National Bank)

12	Ratio of Earnings to Fixed Charges

31

Certification of Thomas J. May, Chairman, President and Chief Executive Officer of NU, required by Rule 13a - 14(a)/15d - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 2, 2014

31.1

Certification of James J. Judge, Executive Vice President and Chief Financial Officer of NU, required by Rule 13a - 14(a)/15d - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 2, 2014

32

Certification of Thomas J. May, Chairman, President and Chief Executive Officer of NU, and James J. Judge, Executive Vice President and Chief Financial Officer of NU, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 2, 2014

Listing of Exhibits (CL&P)

12	Ratio of Earnings to Fixed Charges

31

Certification of Leon J. Olivier, Chief Executive Officer of CL&P, required by Rule 13a - 14(a)/15d - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 2, 2014

31.1

Certification of James J. Judge, Executive Vice President and Chief Financial Officer of CL&P, required by Rule 13a - 14(a)/15d - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 2, 2014

32

Certification of Leon J. Olivier, Chief Executive Officer of CL&P, and James J. Judge, Executive Vice President and Chief Financial Officer of CL&P, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 2, 2014

Listing of Exhibits (NSTAR Electric)

* 4.1	A Form of 4.40% Debenture Due March 1, 2044. (Incorporated by reference to Exhibit 4 of the NSTAR Electric Company Current Report on Form 8-K, filed March 13, 2014, File No. 001-02301)

12	Ratio of Earnings to Fixed Charges

31

Certification of Leon J. Olivier, Chief Executive Officer of NSTAR Electric, required by Rule 13a - 14(a)/15d - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 2, 2014

31.1

Certification of James J. Judge, Executive Vice President and Chief Financial Officer of NSTAR Electric, required by Rule 13a - 14(a)/15d - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 2, 2014

32

Certification of Leon J. Olivier, Chief Executive Officer of NSTAR Electric, and James J. Judge, Executive Vice President and Chief Financial Officer of NSTAR Electric, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 2, 2014

Listing of Exhibits (PSNH)

12	Ratio of Earnings to Fixed Charges

31

Certification of Leon J. Olivier, Chief Executive Officer of PSNH, required by Rule 13a - 14(a)/15d - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 2, 2014

31.1

Certification of James J. Judge, Executive Vice President and Chief Financial Officer of PSNH, required by Rule 13a - 14(a)/15d - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 2, 2014

32

Certification of Leon J. Olivier, Chief Executive Officer of PSNH, and James J. Judge, Executive Vice President and Chief Financial Officer of PSNH, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 2, 2014

Listing of Exhibits (WMECO)

12	Ratio of Earnings to Fixed Charges

31

Certification of Leon J. Olivier, Chief Executive Officer of WMECO, required by Rule 13a - 14(a)/15d - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 2, 2014

31.1

Certification of James J. Judge, Executive Vice President and Chief Financial Officer of WMECO, required by Rule 13a - 14(a)/15d - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 2, 2014

32

Certification of Leon J. Olivier, Chief Executive Officer of WMECO, and James J. Judge, Executive Vice President and Chief Financial Officer of WMECO, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 2, 2014

Listing of Exhibits (NU, CL&P, NSTAR Electric, PSNH, WMECO)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHEAST UTILITIES

May 2, 2014	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY

May 2, 2014	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR ELECTRIC COMPANY

May 2, 2014	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

May 2, 2014	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN MASSACHUSETTS ELECTRIC COMPANY

May 2, 2014	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer