Form 10-Q
period 2014-06-30
NORTHEAST UTILITIES; WESTERN MASSACHUSETTS ELECTRIC CO; NSTAR ELECTRIC CO; PUBLIC SERVICE CO OF NEW HAMPSHIRE; CONNECTICUT LIGHT & POWER CO
filed 2014-08-01
CIK 72741, 106170, 13372, 315256, 23426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number	Registrant; State of Incorporation; Address; and Telephone Number	I.R.S. Employer Identification No.

1-5324	NORTHEAST UTILITIES (a Massachusetts voluntary association) 300 Cadwell Drive Springfield, Massachusetts 01104 Telephone: (413) 785-5871	04-2147929

0-00404	THE CONNECTICUT LIGHT AND POWER COMPANY (a Connecticut corporation) 107 Selden Street Berlin, Connecticut 06037-1616 Telephone: (860) 665-5000	06-0303850

1-02301	NSTAR ELECTRIC COMPANY (a Massachusetts corporation) 800 Boylston Street Boston, Massachusetts 02199 Telephone: (617) 424-2000	04-1278810

1-6392	PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE (a New Hampshire corporation) Energy Park 780 North Commercial Street Manchester, New Hampshire 03101-1134 Telephone: (603) 669-4000	02-0181050

0-7624	WESTERN MASSACHUSETTS ELECTRIC COMPANY (a Massachusetts corporation) 300 Cadwell Drive Springfield, Massachusetts 01104 Telephone: (413) 785-5871	04-1961130

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

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer

Northeast Utilities	☒	☐	☐
The Connecticut Light and Power Company	☐	☐	☒
NSTAR Electric Company	☐	☐	☒
Public Service Company of New Hampshire	☐	☐	☒
Western Massachusetts Electric Company	☐	☐	☒

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

	Yes	No

Northeast Utilities	☐	☒
The Connecticut Light and Power Company	☐	☒
NSTAR Electric Company	☐	☒
Public Service Company of New Hampshire	☐	☒
Western Massachusetts Electric Company	☐	☒

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

Company - Class of Stock	Outstanding as of July 31, 2014
Northeast Utilities Common shares, $5.00 par value	316,385,790 shares

The Connecticut Light and Power Company Common stock, $10.00 par value	6,035,205 shares

NSTAR Electric Company Common stock, $1.00 par value	100 shares

Public Service Company of New Hampshire Common stock, $1.00 par value	301 shares

Western Massachusetts Electric Company Common stock, $25.00 par value	434,653 shares

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

NORTHEAST UTILITIES AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
WESTERN MASSACHUSETTS ELECTRIC COMPANY

iii

NORTHEAST UTILITIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(Thousands of Dollars)	2014	2013

ASSETS

Current Assets:
Cash and Cash Equivalents	$34,096	$43,364
Receivables, Net	807,510	765,391
Unbilled Revenues	193,983	224,982
Fuel, Materials and Supplies	281,721	303,233
Regulatory Assets	467,156	535,791
Marketable Securities	115,987	92,427
Prepayments and Other Current Assets	168,022	121,861
Total Current Assets	2,068,475	2,087,049

Property, Plant and Equipment, Net	17,978,692	17,576,186

Deferred Debits and Other Assets:
Regulatory Assets	3,339,457	3,758,694
Goodwill	3,519,401	3,519,401
Marketable Securities	513,986	488,515
Other Long-Term Assets	370,434	365,692
Total Deferred Debits and Other Assets	7,743,278	8,132,302

Total Assets	$27,790,445	$27,795,537

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHEAST UTILITIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(Thousands of Dollars)	2014	2013

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable	$905,000	$1,093,000
Long-Term Debt - Current Portion	395,583	533,346
Accounts Payable	561,699	742,251
Regulatory Liabilities	359,921	204,278
Other Current Liabilities	580,605	702,776
Total Current Liabilities	2,802,808	3,275,651

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	4,270,050	4,029,026
Regulatory Liabilities	503,955	502,984
Derivative Liabilities	449,439	624,050
Accrued Pension, SERP and PBOP	825,001	896,844
Other Long-Term Liabilities	882,688	923,053
Total Deferred Credits and Other Liabilities	6,931,133	6,975,957

Capitalization:
Long-Term Debt	8,147,129	7,776,833

Noncontrolling Interest - Preferred Stock of Subsidiaries	155,568	155,568

Equity:
Common Shareholders' Equity:
Common Shares	1,666,637	1,665,351
Capital Surplus, Paid In	6,201,555	6,192,765
Retained Earnings	2,241,025	2,125,980
Accumulated Other Comprehensive Loss	(41,507)	(46,031)
Treasury Stock	(313,903)	(326,537)
Common Shareholders' Equity	9,753,807	9,611,528
Total Capitalization	18,056,504	17,543,929

Total Liabilities and Capitalization	$27,790,445	$27,795,537

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHEAST UTILITIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars, Except Share Information)	2014	2013	2014	2013

Operating Revenues	$1,677,614	$1,635,862	$3,968,204	$3,630,885

Operating Expenses:
Purchased Power, Fuel and Transmission	624,211	488,302	1,602,362	1,236,111
Operations and Maintenance	373,234	357,169	724,922	703,261
Depreciation	152,207	159,553	303,014	314,530
Amortization of Regulatory Assets/(Liabilities), Net	(3,542)	54,574	54,356	108,623
Amortization of Rate Reduction Bonds	-	8,082	-	42,581
Energy Efficiency Programs	102,711	94,142	241,536	199,913
Taxes Other Than Income Taxes	134,803	123,464	280,335	256,345
Total Operating Expenses	1,383,624	1,285,286	3,206,525	2,861,364
Operating Income	293,990	350,576	761,679	769,521

Interest Expense:
Interest on Long-Term Debt	87,491	85,999	174,868	171,294
Other Interest	5,004	851	7,603	(8,188)
Interest Expense	92,495	86,850	182,471	163,106
Other Income, Net	5,526	4,944	7,194	12,710
Income Before Income Tax Expense	207,021	268,670	586,402	619,125
Income Tax Expense	77,774	95,606	219,319	216,093
Net Income	129,247	173,064	367,083	403,032
Net Income Attributable to Noncontrolling Interests	1,880	2,043	3,759	3,922
Net Income Attributable to Controlling Interest	$127,367	$171,021	$363,324	$399,110

Basic Earnings Per Common Share	$0.40	$0.54	$1.15	$1.27

Diluted Earnings Per Common Share	$0.40	$0.54	$1.15	$1.26

Dividends Declared Per Common Share	$0.39	$0.37	$0.79	$0.74

Weighted Average Common Shares Outstanding:
Basic	315,950,510	315,154,130	315,742,511	315,141,956
Diluted	317,112,801	315,962,619	317,002,461	315,982,578

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Net Income	$129,247	$173,064	$367,083	$403,032
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	510	514	1,019	1,030
Changes in Unrealized Gains/(Losses) on Other Securities	218	(591)	458	(772)
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	2,086	1,506	3,047	3,127

Other Comprehensive Income, Net of Tax	2,814	1,429	4,524	3,385
Comprehensive Income Attributable to Noncontrolling Interests	(1,880)	(2,043)	(3,759)	(3,922)
Comprehensive Income Attributable to Controlling Interest	$130,181	$172,450	$367,848	$402,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHEAST UTILITIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2014	2013

Operating Activities:
Net Income	$367,083	$403,032
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	303,014	314,530
Deferred Income Taxes	133,149	256,294
Pension, SERP and PBOP Expense	47,558	97,671
Pension and PBOP Contributions	(40,640)	(122,826)
Regulatory Over/(Under) Recoveries, Net	164,388	(4,793)
Amortization of Regulatory Assets, Net	54,356	108,623
Amortization of Rate Reduction Bonds	-	42,581
Proceeds from DOE Damages Claim, Net	125,658	-
Other	(9,359)	19,932
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(57,570)	(101,229)
Fuel, Materials and Supplies	26,633	10,964
Taxes Receivable/Accrued, Net	(62,900)	(58,350)
Accounts Payable	(112,954)	(127,379)
Other Current Assets and Liabilities, Net	(41,753)	(70,026)
Net Cash Flows Provided by Operating Activities	896,663	769,024

Investing Activities:
Investments in Property, Plant and Equipment	(724,043)	(700,252)
Proceeds from Sales of Marketable Securities	256,309	342,251
Purchases of Marketable Securities	(257,168)	(424,096)
Decrease in Special Deposits	2,894	65,121
Other Investing Activities	579	(843)
Net Cash Flows Used in Investing Activities	(721,429)	(717,819)

Financing Activities:
Cash Dividends on Common Shares	(237,161)	(232,068)
Cash Dividends on Preferred Stock	(3,759)	(3,922)
Decrease in Short-Term Debt	(213,000)	(720,500)
Issuance of Long-Term Debt	650,000	1,350,000
Retirements of Long-Term Debt	(376,650)	(360,635)
Retirements of Rate Reduction Bonds	-	(82,139)
Other Financing Activities	(3,932)	(11,634)
Net Cash Flows Used in Financing Activities	(184,502)	(60,898)
Net Decrease in Cash and Cash Equivalents	(9,268)	(9,693)
Cash and Cash Equivalents - Beginning of Period	43,364	45,748
Cash and Cash Equivalents - End of Period	$34,096	$36,055

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(Thousands of Dollars)	2014	2013

ASSETS

Current Assets:
Cash	$10,486	$7,237
Receivables, Net	359,636	319,670
Accounts Receivable from Affiliated Companies	85,134	13,777
Unbilled Revenues	95,491	92,401
Regulatory Assets	109,951	150,943
Materials and Supplies	49,525	54,606
Prepayments and Other Current Assets	56,238	53,082
Total Current Assets	766,461	691,716

Property, Plant and Equipment, Net	6,592,833	6,451,259

Deferred Debits and Other Assets:
Regulatory Assets	1,392,529	1,663,147
Other Long-Term Assets	196,935	174,380
Total Deferred Debits and Other Assets	1,589,464	1,837,527

Total Assets	$8,948,758	$8,980,502

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(Thousands of Dollars)	2014	2013

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable to NU Parent	$6,400	$287,300
Long-Term Debt - Current Portion	312,000	150,000
Accounts Payable	189,171	201,047
Accounts Payable to Affiliated Companies	44,031	56,531
Obligations to Third Party Suppliers	59,312	73,914
Accrued Taxes	52,900	37,186
Regulatory Liabilities	143,457	93,961
Derivative Liabilities	85,611	92,233
Other Current Liabilities	94,204	97,530
Total Current Liabilities	987,086	1,089,702

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,610,662	1,510,586
Regulatory Liabilities	86,677	93,757
Derivative Liabilities	445,342	617,072
Accrued Pension, SERP and PBOP	66,543	95,895
Other Long-Term Liabilities	154,001	163,588
Total Deferred Credits and Other Liabilities	2,363,225	2,480,898

Capitalization:
Long-Term Debt	2,679,591	2,591,208

Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200

Common Stockholder's Equity:
Common Stock	60,352	60,352
Capital Surplus, Paid In	1,753,668	1,682,047
Retained Earnings	989,786	961,482
Accumulated Other Comprehensive Loss	(1,150)	(1,387)
Common Stockholder's Equity	2,802,656	2,702,494
Total Capitalization	5,598,447	5,409,902

Total Liabilities and Capitalization	$8,948,758	$8,980,502

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2014	2013	2014	2013

Operating Revenues	$587,324	$569,329	$1,321,938	$1,193,425

Operating Expenses:
Purchased Power and Transmission	199,785	184,854	481,165	414,113
Operations and Maintenance	131,762	123,760	241,276	232,655
Depreciation	46,581	45,122	92,712	87,570
Amortization of Regulatory Assets, Net	19,615	463	49,546	11,249
Energy Efficiency Programs	35,296	20,854	77,991	43,668
Taxes Other Than Income Taxes	62,159	57,506	129,111	117,697
Total Operating Expenses	495,198	432,559	1,071,801	906,952
Operating Income	92,126	136,770	250,137	286,473

Interest Expense:
Interest on Long-Term Debt	34,639	32,683	67,548	65,318
Other Interest	2,831	1,301	4,165	(1,640)
Interest Expense	37,470	33,984	71,713	63,678
Other Income, Net	3,130	2,897	4,202	7,084
Income Before Income Tax Expense	57,786	105,683	182,626	229,879
Income Tax Expense	20,401	37,826	65,942	77,014
Net Income	$37,385	$67,857	$116,684	$152,865

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Net Income	$37,385	$67,857	$116,684	$152,865
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	111	111	222	222
Changes in Unrealized Gains/(Losses) on Other Securities	7	(20)	15	(26)
Other Comprehensive Income, Net of Tax	118	91	237	196
Comprehensive Income	$37,503	$67,948	$116,921	$153,061

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Six Months Ended June 30,
(Thousands of Dollars)	2014	2013

Operating Activities:
Net Income	$116,684	$152,865
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:	92,712	87,570
Depreciation
Deferred Income Taxes	43,253	99,045
Pension, SERP and PBOP Expense, Net of PBOP Contributions	5,973	13,826
Regulatory Over/(Under) Recoveries, Net	18,156	(36,902)
Amortization of Regulatory Assets, Net	49,546	11,249
Proceeds from DOE Damages Claim	65,370	-
Other	(3,428)	(13,476)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(129,209)	(33,976)
Taxes Receivable/Accrued, Net	27,679	(14,081)
Accounts Payable	(26,995)	(95,487)
Other Current Assets and Liabilities, Net	15,705	7,548
Net Cash Flows Provided by Operating Activities	275,446	178,181

Investing Activities:
Investments in Property, Plant and Equipment	(221,365)	(184,875)
Other Investing Activities	1,575	884
Net Cash Flows Used in Investing Activities	(219,790)	(183,991)

Financing Activities:
Cash Dividends on Common Stock	(85,600)	(76,000)
Cash Dividends on Preferred Stock	(2,779)	(2,779)
Issuance of Long Term Debt	250,000	400,000
Decrease in Notes Payable to NU Parent	(280,900)	(215,800)
Capital Contribution from NU Parent	70,000	-
Decrease in Short-Term Debt	-	(89,000)
Other Financing Activities	(3,128)	(6,345)
Net Cash Flows (Used in)/Provided by Financing Activities	(52,407)	10,076
Net Increase in Cash	3,249	4,266
Cash - Beginning of Period	7,237	1
Cash - End of Period	$10,486	$4,267

The accompanying notes are an integral part of these unaudited condensed financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(Thousands of Dollars)	2014	2013

ASSETS

Current Assets:
Cash and Cash Equivalents	$12,975	$8,021
Receivables, Net	230,039	209,711
Accounts Receivable from Affiliated Companies	-	27,264
Unbilled Revenues	40,514	41,368
Materials and Supplies	51,635	44,236
Regulatory Assets	178,640	204,144
Prepayments and Other Current Assets	1,012	36,710
Total Current Assets	514,815	571,454

Property, Plant and Equipment, Net	5,147,239	5,043,887

Deferred Debits and Other Assets:
Regulatory Assets	1,020,990	1,235,156
Other Long-Term Assets	64,963	60,624
Total Deferred Debits and Other Assets	1,085,953	1,295,780

Total Assets	$6,748,007	$6,911,121

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(Thousands of Dollars)	2014	2013

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable	$194,500	$103,500
Long-Term Debt - Current Portion	4,700	301,650
Accounts Payable	150,615	207,559
Accounts Payable to Affiliated Companies	69,949	75,707
Accrued Taxes	44,308	7,946
Accumulated Deferred Income Taxes	54,434	50,128
Regulatory Liabilities	89,161	53,958
Other Current Liabilities	109,048	110,464
Total Current Liabilities	716,715	910,912

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,377,432	1,466,835
Regulatory Liabilities	260,480	253,108
Accrued Pension, SERP and PBOP	150,151	118,010
Payable to Affiliated Companies	-	64,172
Other Long-Term Liabilities	129,837	142,214
Total Deferred Credits and Other Liabilities	1,917,900	2,044,339

Capitalization:
Long-Term Debt	1,792,702	1,499,417

Preferred Stock Not Subject to Mandatory Redemption	43,000	43,000

Common Stockholder's Equity:
Common Stock	-	-
Capital Surplus, Paid In	992,625	992,625
Retained Earnings	1,285,065	1,420,828
Common Stockholder's Equity	2,277,690	2,413,453
Total Capitalization	4,113,392	3,955,870

Total Liabilities and Capitalization	$6,748,007	$6,911,121

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2014	2013	2014	2013

Operating Revenues	$561,513	$570,420	$1,227,701	$1,162,677

Operating Expenses:
Purchased Power and Transmission	242,907	189,843	561,989	403,896
Operations and Maintenance	78,981	87,891	164,905	180,192
Depreciation	46,915	45,441	93,540	90,882
Amortization of Regulatory Assets/(Liabilities), Net	(1,517)	53,554	14,147	100,548
Amortization of Rate Reduction Bonds	-	-	-	15,054
Energy Efficiency Programs	40,255	50,679	88,584	102,382
Taxes Other Than Income Taxes	32,458	30,491	64,610	62,665
Total Operating Expenses	439,999	457,899	987,775	955,619
Operating Income	121,514	112,521	239,926	207,058

Interest Expense:
Interest on Long-Term Debt	19,732	19,809	40,489	39,401
Other Interest	960	(2,620)	1,263	(6,288)
Interest Expense	20,692	17,189	41,752	33,113
Other Income/(Loss), Net	(246)	375	(277)	1,149
Income Before Income Tax Expense	100,576	95,707	197,897	175,094
Income Tax Expense	40,447	37,676	79,681	68,941
Net Income	$60,129	$58,031	$118,216	$106,153

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Six Months Ended June 30,
(Thousands of Dollars)	2014	2013

Operating Activities:
Net Income	$118,216	$106,153
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities
Depreciation	93,540	90,882
Deferred Income Taxes	(21,724)	28,750
Pension and PBOP Expense, Net of Contributions	(8,281)	(5,139)
Regulatory Over/(Under) Recoveries, Net	63,955	(33,901)
Amortization of Regulatory Assets, Net	14,147	100,548
Amortization of Rate Reduction Bonds	-	15,054
Proceeds from DOE Damages Claim	29,113	-
Bad Debt Expense	12,272	11,307
Other	(29,142)	(47,574)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(31,746)	(60,174)
Materials and Supplies	(7,399)	3,294
Taxes Receivable/Accrued, Net	65,692	(39,813)
Accounts Payable	(21,511)	(8,686)
Accounts Receivable from/Payable to Affiliates, Net	107,363	(57,369)
Other Current Assets and Liabilities, Net	3,158	(11,702)
Net Cash Flows Provided by Operating Activities	387,653	91,630

Investing Activities:
Investments in Property, Plant and Equipment	(213,508)	(207,380)
Decrease in Special Deposits	581	38,429
Other Investing Activities	(5)	77
Net Cash Flows Used in Investing Activities	(212,932)	(168,874)

Financing Activities:
Cash Dividends on Common Stock	(253,000)	(56,000)
Cash Dividends on Preferred Stock	(980)	(1,143)
Increase/(Decrease) in Notes Payable	91,000	(23,000)
Issuance of Long-Term Debt	300,000	200,000
Retirements of Long-Term Debt	(301,650)	(1,650)
Retirements of Rate Reduction Bonds	-	(43,493)
Other Financing Activities	(5,137)	-
Net Cash Flows (Used in)/Provided by Financing Activities	(169,767)	74,714
Net Increase/(Decrease) in Cash and Cash Equivalents	4,954	(2,530)
Cash and Cash Equivalents - Beginning of Period	8,021	13,695
Cash and Cash Equivalents - End of Period	$12,975	$11,165

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(Thousands of Dollars)	2014	2013

ASSETS

Current Assets:
Cash	$337	$130
Receivables, Net	69,646	76,331
Accounts Receivable from Affiliated Companies	54	90
Unbilled Revenues	36,971	38,344
Taxes Receivable	45,957	2,180
Fuel, Materials and Supplies	120,723	128,736
Regulatory Assets	95,270	92,194
Prepayments and Other Current Assets	21,770	21,920
Total Current Assets	390,728	359,925

Property, Plant and Equipment, Net	2,519,921	2,467,556

Deferred Debits and Other Assets:
Regulatory Assets	187,592	219,346
Other Long-Term Assets	53,779	39,891
Total Deferred Debits and Other Assets	241,371	259,237

Total Assets	$3,152,020	$3,086,718

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(Thousands of Dollars)	2014	2013

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable to NU Parent	$95,000	$86,500
Long-Term Debt - Current Portion	50,000	50,000
Accounts Payable	58,910	82,920
Accounts Payable to Affiliated Companies	18,760	22,040
Regulatory Liabilities	36,627	20,643
Accumulated Deferred Income Taxes	25,397	28,596
Other Current Liabilities	35,440	51,729
Total Current Liabilities	320,134	342,428

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	563,291	500,166
Regulatory Liabilities	50,843	51,723
Accrued SERP and PBOP	15,055	15,272
Other Long-Term Liabilities	46,598	46,247
Total Deferred Credits and Other Liabilities	675,787	613,408

Capitalization:
Long-Term Debt	999,157	999,006

Common Stockholder's Equity:
Common Stock	-	-
Capital Surplus, Paid In	702,652	701,911
Retained Earnings	462,233	438,515
Accumulated Other Comprehensive Loss	(7,943)	(8,550)
Common Stockholder's Equity	1,156,942	1,131,876
Total Capitalization	2,156,099	2,130,882

Total Liabilities and Capitalization	$3,152,020	$3,086,718

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2014	2013	2014	2013

Operating Revenues	$211,626	$216,113	$511,458	$489,942

Operating Expenses:
Purchased Power, Fuel and Transmission	68,349	50,073	183,595	151,097
Operations and Maintenance	70,249	62,400	132,462	122,129
Depreciation	24,464	22,947	48,679	45,515
Amortization of Regulatory Assets/(Liabilities), Net	(20,393)	1,081	(7,831)	(1,969)
Amortization of Rate Reduction Bonds	-	4,991	-	19,748
Energy Efficiency Programs	3,292	3,376	7,131	7,046
Taxes Other Than Income Taxes	16,635	16,918	34,348	33,932
Total Operating Expenses	162,596	161,786	398,384	377,498
Operating Income	49,030	54,327	113,074	112,444

Interest Expense:
Interest on Long-Term Debt	11,390	10,811	22,916	22,606
Other Interest	(391)	337	55	709
Interest Expense	10,999	11,148	22,971	23,315
Other Income, Net	946	632	1,212	1,662
Income Before Income Tax Expense	38,977	43,811	91,315	90,791
Income Tax Expense	14,897	16,617	34,597	34,602
Net Income	$24,080	$27,194	$56,718	$56,189

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Net Income	$24,080	$27,194	$56,718	$56,189
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	291	291	581	582
Changes in Unrealized Gains/(Losses) on Other Securities	12	(34)	26	(45)
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	-	-	-	(3)
Other Comprehensive Income, Net of Tax	303	257	607	534
Comprehensive Income	$24,383	$27,451	$57,325	$56,723

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2014	2013

Operating Activities:
Net Income	$56,718	$56,189
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	48,679	45,515
Deferred Income Taxes	61,093	25,450
Pension, SERP and PBOP Expense	3,249	14,228
Pension and PBOP Contributions	(833)	(45,721)
Regulatory Overrecoveries, Net	18,849	4,844
Amortization of Regulatory Liabilities, Net	(7,831)	(1,969)
Amortization of Rate Reduction Bonds	-	19,748
Proceeds from DOE Damages Claim	13,103	-
Other	4,386	3,123
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	3,500	597
Fuel, Materials and Supplies	8,013	(13,289)
Taxes Receivable/Accrued, Net	(55,243)	21,584
Accounts Payable	(7,146)	26,159
Other Current Assets and Liabilities, Net	(4,166)	(17,743)
Net Cash Flows Provided by Operating Activities	142,371	138,715

Investing Activities:
Investments in Property, Plant and Equipment	(117,387)	(109,565)
(Increase)/Decrease in Special Deposits	(45)	22,039
Other Investing Activities	(56)	(13)
Net Cash Flows Used in Investing Activities	(117,488)	(87,539)

Financing Activities:
Cash Dividends on Common Stock	(33,000)	(34,000)
Increase in Notes Payable to NU Parent	8,500	118,900
Retirements of Long-Term Debt	-	(108,985)
Retirements of Rate Reduction Bonds	-	(29,294)
Other Financing Activities	(176)	(225)
Net Cash Flows Used in Financing Activities	(24,676)	(53,604)
Net Increase/(Decrease) in Cash	207	(2,428)
Cash - Beginning of Period	130	2,493
Cash - End of Period	$337	$65

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(Thousands of Dollars)	2014	2013

ASSETS

Current Assets:
Cash	$1,709	$-
Receivables, Net	49,404	49,018
Accounts Receivable from Affiliated Companies	4,445	47,607
Unbilled Revenues	15,617	16,562
Taxes Receivable	15,228	432
Regulatory Assets	36,251	43,024
Marketable Securities	19,408	26,628
Prepayments and Other Current Assets	10,730	10,479
Total Current Assets	152,792	193,750

Property, Plant and Equipment, Net	1,418,673	1,381,060

Deferred Debits and Other Assets:
Regulatory Assets	120,303	146,088
Marketable Securities	38,640	31,243
Other Long-Term Assets	50,438	40,679
Total Deferred Debits and Other Assets	209,381	218,010

Total Assets	$1,780,846	$1,792,820

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(Thousands of Dollars)	2014	2013

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable to NU Parent	$15,900	$-
Accounts Payable	28,502	62,961
Accounts Payable to Affiliated Companies	7,533	9,230
Accrued Interest	7,524	7,525
Regulatory Liabilities	44,745	19,858
Accumulated Deferred Income Taxes	57	13,098
Counterparty Deposits	188	7,688
Other Current Liabilities	16,518	20,629
Total Current Liabilities	120,967	140,989

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	423,013	396,933
Regulatory Liabilities	10,317	13,873
Accrued SERP and PBOP	2,805	3,911
Other Long-Term Liabilities	39,121	28,619
Total Deferred Credits and Other Liabilities	475,256	443,336

Capitalization:
Long-Term Debt	628,932	629,389

Common Stockholder's Equity:
Common Stock	10,866	10,866
Capital Surplus, Paid In	391,035	390,743
Retained Earnings	157,134	181,014
Accumulated Other Comprehensive Loss	(3,344)	(3,517)
Common Stockholder's Equity	555,691	579,106
Total Capitalization	1,184,623	1,208,495

Total Liabilities and Capitalization	$1,780,846	$1,792,820

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2014	2013	2014	2013

Operating Revenues	$108,289	$115,015	$245,698	$239,968

Operating Expenses:
Purchased Power and Transmission	37,619	32,254	87,050	72,298
Operations and Maintenance	23,686	23,136	46,265	44,064
Depreciation	10,317	9,310	20,638	18,280
Amortization of Regulatory Assets, Net	343	685	741	814
Amortization of Rate Reduction Bonds	-	3,091	-	7,780
Energy Efficiency Programs	10,249	7,925	22,114	16,240
Taxes Other Than Income Taxes	8,396	6,206	16,479	12,494
Total Operating Expenses	90,610	82,607	193,287	171,970
Operating Income	17,679	32,408	52,411	67,998

Interest Expense:
Interest on Long-Term Debt	6,104	6,078	12,165	12,032
Other Interest	603	198	188	537
Interest Expense	6,707	6,276	12,353	12,569
Other Income, Net	594	419	1,168	1,423
Income Before Income Tax Expense	11,566	26,551	41,226	56,852
Income Tax Expense	4,548	10,137	16,106	21,836
Net Income	$7,018	$16,414	$25,120	$35,016

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Net Income	$7,018	$16,414	$25,120	$35,016
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	84	84	169	169
Changes in Unrealized Gains/(Losses) on Other Securities	2	(6)	4	(8)
Other Comprehensive Income, Net of Tax	86	78	173	161
Comprehensive Income	$7,104	$16,492	$25,293	$35,177

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2014	2013

Operating Activities:
Net Income	$25,120	$35,016
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	20,638	18,280
Deferred Income Taxes	15,234	33,317
Regulatory Over/(Under) Recoveries, Net	28,115	(5,094)
Amortization of Regulatory Assets, Net	741	814
Amortization of Rate Reduction Bonds	-	7,780
Proceeds from DOE Damages Claim	18,073	-
Other	1,462	572
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	44,859	(8,681)
Taxes Receivable/Accrued, Net	(19,555)	21,081
Accounts Payable	(26,494)	21,389
Other Current Assets and Liabilities, Net	(11,587)	(5,166)
Net Cash Flows Provided by Operating Activities	96,606	119,308

Investing Activities:
Investments in Property, Plant and Equipment	(61,470)	(96,051)
Proceeds from Sales of Marketable Securities	44,449	41,604
Purchases of Marketable Securities	(44,754)	(41,961)
Other Investing Activities	-	4,601
Net Cash Flows Used in Investing Activities	(61,775)	(91,807)

Financing Activities:
Cash Dividends on Common Stock	(49,000)	(20,000)
Increase in Notes Payable to NU Parent	15,900	3,300
Retirement of Rate Reduction Bonds	-	(9,352)
Other Financing Activities	(22)	(31)
Net Cash Flows Used in Financing Activities	(33,122)	(26,083)
Net Increase in Cash	1,709	1,418
Cash - Beginning of Period	-	1
Cash - End of Period	$1,709	$1,419

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

The combined notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  The accompanying financial statements should be read in conjunction with the entirety of this combined Quarterly Report on Form 10-Q, the first quarter 2014 combined Quarterly Report on Form 10-Q and the 2013 combined Annual Report on Form 10-K of NU, CL&P, NSTAR Electric, PSNH and WMECO, which were filed with the SEC.  The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The financial statements contain, in the opinion of management, all adjustments (including normal, recurring adjustments) necessary to present fairly NU's, CL&P's, NSTAR Electric's, PSNH's and WMECO's financial position as of June 30, 2014 and December 31, 2013, the results of operations and comprehensive income for the three and six months ended June 30, 2014 and 2013, and the cash flows for the six months ended June 30, 2014 and 2013.  The results of operations and comprehensive income for the three and six months ended June 30, 2014 and 2013, and the cash flows for the six months ended June 30, 2014 and 2013 are not necessarily indicative of the results expected for a full year.  The demand for electricity and natural gas is affected by weather conditions, economic conditions, and consumer conservation (including company-sponsored energy efficiency programs).  Electric energy sales and revenues are typically higher in the winter and summer months than in the spring and fall months.  Natural gas sales and revenues are typically higher in the winter months than during other periods of the year.

NU consolidates CYAPC and YAEC as CL&P's, NSTAR Electric's, PSNH's and WMECO's combined ownership interest in each of these entities is greater than 50 percent.  Intercompany transactions between CL&P, NSTAR Electric, PSNH and WMECO and the CYAPC and YAEC companies have been eliminated in consolidation of the NU financial statements.  For CL&P, NSTAR Electric, PSNH and WMECO, the investments in CYAPC and YAEC continue to be accounted for under the equity method.

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

Certain reclassifications of prior period data were made in the accompanying balance sheets for NU, CL&P, NSTAR Electric and PSNH, and in the statements of income for NU, NSTAR Electric, PSNH and WMECO.  These reclassifications were made to conform to the current period presentation.

B.

Accounting Standards

Recently Adopted Accounting Standards:  On January 1, 2014, as required, NU prospectively adopted the Financial Accounting Standards Board's (FASB) final Accounting Standards Updates (ASU) that required presentation of certain unrecognized tax benefits as reductions to deferred tax assets.  Implementation of this guidance had an immaterial impact on the balance sheets and no impact on the results of operations or cash flows of NU, CL&P, NSTAR Electric, PSNH and WMECO.

Accounting Standards Issued but not Yet Adopted:  In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, effective January 1, 2017, which amends existing revenue recognition guidance and is required to be applied retrospectively (either to each reporting period presented or cumulatively at the date of initial application).  Management is reviewing the requirements of the new ASU, however the ASU's impact is not expected to have a material impact on the financial statements of NU, CL&P, NSTAR Electric, PSNH and WMECO.

C.

Provision for Uncollectible Accounts

NU, including CL&P, NSTAR Electric, PSNH and WMECO, presents its receivables at estimated net realizable value by maintaining a provision for uncollectible accounts.  This provision is determined based upon a variety of factors, including the application of an estimated uncollectible percentage to each receivable aging category.  The estimate is based upon historical collection and write-off experience and management's assessment of collectibility from individual customers.  Management continuously assesses the collectibility of receivables, and adjusts collectibility estimates based on actual experience.  Receivable balances are written off against the provision for uncollectible accounts when the accounts are terminated and these balances are deemed to be uncollectible.  The provision for uncollectible accounts, which is included in Receivables, Net on the balance sheets, was as follows:

(Millions of Dollars)	As of June 30, 2014	As of December 31, 2013
NU	$197.4	$171.3
CL&P	91.8	82.0
NSTAR Electric	44.4	41.7
PSNH	9.2	7.4
WMECO	12.9	10.0

D.

Fair Value Measurements

Fair value measurement guidance is applied to derivative contracts that are not elected or designated as "normal purchases or normal sales" (normal) and to the marketable securities held in trusts.  Fair value measurement guidance is also applied to investment valuations used to calculate the funded status of pension and PBOP plans and nonrecurring fair value measurements of nonfinancial assets such as goodwill and AROs.

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

E.

Other Income, Net

Items included within Other Income, Net on the statements of income primarily consist of investment income/(loss), interest income, AFUDC related to equity funds, and equity in earnings.  Investment income/(loss) primarily relates to debt and equity securities held in trust.  For further information, see Note 5, "Marketable Securities," to the financial statements.  For CL&P, NSTAR Electric, PSNH and WMECO, equity in earnings relate to investments in CYAPC, YAEC and MYAPC as well as NSTAR Electric's investment in two regional transmission companies, which are all accounted for on the equity method.  On an NU consolidated basis, equity in earnings relate to the investment in MYAPC and NU's investment in two regional transmission companies.

F.

Other Taxes

Gross receipts taxes levied by the state of Connecticut are collected by CL&P and Yankee Gas from their respective customers.  These gross receipts taxes are shown on a gross basis with collections in Operating Revenues and payments in Taxes Other Than Income Taxes on the statements of income as follows:

	For the Three Months Ended		For the Six Months Ended
(Millions of Dollars)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
NU	$35.2	$33.0	$79.6	$71.4
CL&P	30.9	29.8	66.5	61.8

Certain sales taxes are also collected by NU's companies that serve customers in Connecticut and Massachusetts as agents for state and local governments and are recorded on a net basis with no impact on the statements of income.

G. Supplemental Cash Flow Information
Non-cash investing activities include plant additions included in Accounts Payable as follows:

(Millions of Dollars)	As of June 30, 2014	As of June 30, 2013
NU	$125.5	$109.5
CL&P	54.0	28.3
NSTAR Electric	21.6	33.4
PSNH	14.8	15.5
WMECO	9.9	17.0

In the first half of 2014, as a result of awards issued to the Yankee Companies for spent nuclear fuel lawsuits against the DOE described in Note 8C, "Commitments and Contingencies - Contractual Obligations - Yankee Companies," NU recognized total proceeds of $125.7 million, which were net of $80.6 million in proceeds CY and YAEC returned to non-affiliated member companies.

H.

Severance Benefits

NU recorded severance benefit expenses of $1.4 million and $5.7 million associated with the partial outsourcing of information technology functions and ongoing post-merger integration for the three and six months ended June 30, 2014, respectively.  As of June 30, 2014 and December 31, 2013, the severance accrual totaled $9.3 million and $14.7 million, respectively, and was included in Other Current Liabilities on the balance sheets.

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

Regulatory Assets:  The components of regulatory assets are as follows:

	As of June 30, 2014	As of December 31, 2013
(Millions of Dollars)	NU	NU
Benefit Costs	$1,146.7	$1,240.2
Derivative Liabilities	431.4	638.0
Income Taxes, Net	631.8	626.2
Storm Restoration Costs	503.9	589.6
Goodwill-related	515.7	525.9
Regulatory Tracker Mechanisms	275.1	323.4
Contractual Obligations - Yankee Companies	128.4	154.2
Buy Out Agreements for Power Contracts	56.7	70.2
Other Regulatory Assets	117.0	126.8
Total Regulatory Assets	3,806.7	4,294.5
Less: Current Portion	467.2	535.8
Total Long-Term Regulatory Assets	$3,339.5	$3,758.7

	As of June 30, 2014				As of December 31, 2013
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH	WMECO
Benefit Costs	$251.9	$323.4	$81.6	$46.2	$297.7	$496.7	$100.6	$57.3
Derivative Liabilities	424.6	6.3	-	-	630.4	7.7	-	-
Income Taxes, Net	426.2	81.4	38.0	40.8	415.5	84.0	40.3	43.7
Storm Restoration Costs	328.0	107.2	34.7	34.0	397.8	109.3	43.7	38.8
Goodwill-related	-	442.8	-	-	-	451.5	-	-
Regulatory Tracker Mechanisms	8.1	131.8	87.9	20.7	8.0	169.5	83.3	32.6
Buy Out Agreements for Power Contracts	-	52.0	4.7	-	-	64.7	5.5	-
Other Regulatory Assets	63.7	54.7	36.0	14.9	64.6	55.9	38.1	16.7
Total Regulatory Assets	1,502.5	1,199.6	282.9	156.6	1,814.0	1,439.3	311.5	189.1
Less: Current Portion	110.0	178.6	95.3	36.3	150.9	204.1	92.2	43.0
Total Long-Term Regulatory Assets	$1,392.5	$1,021.0	$187.6	$120.3	$1,663.1	$1,235.2	$219.3	$146.1

Benefit Costs:  For information related to the Regulated companies' pension and other postretirement benefits, see Note 7, "Pension Benefits and Postretirement Benefits Other Than Pensions."

Storm Restoration Costs:  On March 12, 2014, the PURA approved recovery of $365 million of deferred storm restoration costs associated with five major storms that occurred in 2011 and 2012.  CL&P will recover the $365 million with carrying charges in its distribution rates over a six-year period beginning December 1, 2014.  On June 17, 2014, the PURA ordered CL&P to use the DOE Phase II Damages proceeds of $65.4 million to offset the $365 million in 2011 and 2012 deferred storm restoration costs, which are reflected in the deferred storm restoration costs regulatory asset.

For further information on the DOE Phase II Damages proceeds received from the Yankee Companies, see Note 8C, "Commitments and Contingencies - Contractual Obligations - Yankee Companies," to the financial statements.

Regulatory Costs in Other Long-Term Assets:  The Regulated companies had $64.5 million ($3.4 million for CL&P, $33.9 million for NSTAR Electric, and $12 million for WMECO) and $65.1 million ($7.3 million for CL&P, $33.4 million for NSTAR Electric, and $10.1 million for WMECO) of additional regulatory costs as of June 30, 2014 and December 31, 2013, respectively, that were included in Other Long-Term Assets on the balance sheets.  These amounts represent incurred costs for which recovery has not yet been specifically approved by the applicable regulatory agency.  However, based on regulatory policies or past precedent on similar costs, management believes it is probable that these costs will ultimately be approved and recovered from customers in rates.

Regulatory Liabilities:  The components of regulatory liabilities are as follows:

	As of June 30, 2014	As of December 31, 2013
(Millions of Dollars)	NU	NU
Cost of Removal	$435.3	$435.1
Regulatory Tracker Mechanisms	305.2	151.2
AFUDC - Transmission	67.4	68.1
Other Regulatory Liabilities	56.0	52.9
Total Regulatory Liabilities	863.9	707.3
Less: Current Portion	359.9	204.3
Total Long-Term Regulatory Liabilities	$504.0	$503.0

	As of June 30, 2014				As of December 31, 2013
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH	WMECO
Cost of Removal	$22.8	$255.7	$48.7	$-	$29.1	$250.0	$49.7	$-
Regulatory Tracker Mechanisms	143.2	60.2	34.8	45.1	95.6	21.9	21.6	21.1
AFUDC - Transmission	54.2	4.0	-	9.2	54.7	4.1	-	9.3
Other Regulatory Liabilities	10.0	29.8	3.9	0.7	8.4	31.1	1.0	3.4
Total Regulatory Liabilities	230.2	349.7	87.4	55.0	187.8	307.1	72.3	33.8
Less: Current Portion	143.5	89.2	36.6	44.7	94.0	54.0	20.6	19.9
Total Long-Term Regulatory Liabilities	$86.7	$260.5	$50.8	$10.3	$93.8	$253.1	$51.7	$13.9

As a result of two FERC orders issued on June 19, 2014 in the pending base ROE complaint proceedings described in Note 8E, "Commitments and Contingencies – FERC Base ROE Complaints," in the second quarter of 2014, the Company recorded a series of reserves at its electric subsidiaries to recognize the potential financial impact of these rulings.  The aggregate pre-tax charge totaled $54.7 million at NU, which represented reserves of $31.4 million at CL&P, $10.3 million at NSTAR Electric, $3.8 million at PSNH and $9.2 million at WMECO.  As of June 30, 2014, the cumulative reserves totaled $79.3 million at NU, $44.7 million at CL&P, $16.2 million at NSTAR Electric, $6.2 million at PSNH and $12.2 million at WMECO.  As of December 31, 2013, as a result of the FERC ALJ initial decision in the third quarter of 2013, the Company had an aggregate pre-tax reserve of $24.6 million at NU, which represented reserves of $13.3 million at CL&P, $5.9 million at NSTAR Electric, $2.4 million at PSNH and $3 million at WMECO.  These reserves were recorded in each electric subsidiary's respective transmission regulatory tracker mechanism and as a reduction of operating revenues.

As a result of awards issued to the Yankee Companies for spent nuclear fuel lawsuits against the DOE described in Note 8C, "Commitments and Contingencies - Contractual Obligations - Yankee Companies," the Yankee Companies returned the DOE Phase II Damages proceeds to the member companies, including CL&P, NSTAR Electric, PSNH, and WMECO, for the benefit of their respective customers, effective June 1, 2014.  CL&P's refund obligation to customers of $65.4 million was recorded as an offset to the deferred storm restoration costs regulatory asset, as directed by PURA.  NSTAR Electric's, PSNH's and WMECO's refund obligation to customers of $29.1 million, $13.1 million and $18.1 million, respectively, was recorded as a regulatory liability in each electric subsidiary's respective regulatory tracker mechanisms.

3.

PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

The following tables summarize the investments in utility property, plant and equipment by asset category:

	As of June 30, 2014	As of December 31, 2013
(Millions of Dollars)	NU	NU
Distribution - Electric	$12,145.0	$11,950.2
Distribution - Natural Gas	2,467.4	2,425.9
Transmission	6,508.0	6,412.5
Generation	1,167.9	1,152.3
Electric and Natural Gas Utility	22,288.3	21,940.9
Other (1)	506.5	508.7
Property, Plant and Equipment, Gross	22,794.8	22,449.6
Less: Accumulated Depreciation
Electric and Natural Gas Utility	(5,575.8)	(5,387.0)
Other	(207.7)	(196.2)
Total Accumulated Depreciation	(5,783.5)	(5,583.2)
Property, Plant and Equipment, Net	17,011.3	16,866.4
Construction Work in Progress	967.4	709.8
Total Property, Plant and Equipment, Net	$17,978.7	$17,576.2

(1)

These assets represent unregulated property and are primarily comprised of building improvements, computer software, hardware and equipment and telecommunications assets at NU's unregulated companies.

	As of June 30, 2014				As of December 31, 2013
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH	WMECO
Distribution	$5,035.2	$4,754.4	$1,629.1	$766.3	$4,930.7	$4,694.7	$1,608.2	$756.6
Transmission	3,108.1	1,798.9	713.5	841.1	3,071.9	1,772.3	695.7	826.4
Generation	-	-	1,134.0	33.9	-	-	1,131.2	21.1
Property, Plant and Equipment, Gross	8,143.3	6,553.3	3,476.6	1,641.3	8,002.6	6,467.0	3,435.1	1,604.1
Less: Accumulated Depreciation	(1,867.9)	(1,700.6)	(1,045.3)	(283.7)	(1,804.1)	(1,631.3)	(1,021.8)	(271.5)
Property, Plant and Equipment, Net	6,275.4	4,852.7	2,431.3	1,357.6	6,198.5	4,835.7	2,413.3	1,332.6
Construction Work in Progress	317.4	294.5	88.6	61.1	252.8	208.2	54.3	48.5
Total Property, Plant and Equipment, Net	$6,592.8	$5,147.2	$2,519.9	$1,418.7	$6,451.3	$5,043.9	$2,467.6	$1,381.1

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

Derivative contracts that are not designated as normal are recorded at fair value as current or long-term Derivative Assets or Derivative Liabilities on the balance sheets.  For the Regulated companies, regulatory assets or regulatory liabilities are recorded to offset the fair values of derivatives, as costs are recovered from, or refunded to, customers in their respective energy supply rates.  For NU's unregulated wholesale marketing contracts that expired on December 31, 2013, changes in fair values of derivatives were included in Net Income.

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

	As of June 30, 2014
	Commodity Supply and		Net Amount Recorded as
(Millions of Dollars)	Price Risk Management	Netting (1)	Derivative Asset/(Liability)
Current Derivative Assets:
Level 2:
NU (1)	$0.4	$(0.1)	$0.3
Level 3:
NU, CL&P (1)	16.4	(4.8)	11.6

Long-Term Derivative Assets:
Level 3:
NU, CL&P (1)	$111.7	$(17.0)	$94.7

Current Derivative Liabilities:
Level 2:
NU (1)	$(0.7)	$0.2	$(0.5)
Level 3:
NU	(87.8)	-	(87.8)
CL&P	(85.6)	-	(85.6)
NSTAR Electric	(2.2)	-	(2.2)

Long-Term Derivative Liabilities:
Level 3:
NU	$(449.4)	$-	$(449.4)
CL&P	(445.3)	-	(445.3)
NSTAR Electric	(4.1)	-	(4.1)

	As of December 31, 2013
	Commodity Supply and		Net Amount Recorded as
(Millions of Dollars)	Price Risk Management	Netting (1)	Derivative Asset/(Liability)
Current Derivative Assets:
Level 2:
NU (1)	$1.9	$(0.3)	$1.6
Level 3:
NU (1)	18.4	(9.8)	8.6
CL&P (1)	17.1	(9.8)	7.3
NSTAR Electric	1.2	-	1.2

Long-Term Derivative Assets:
Level 2:
NU	$0.2	$-	$0.2
Level 3:
NU (1)	116.2	(42.2)	74.0
CL&P (1)	113.6	(42.2)	71.4

Current Derivative Liabilities:
Level 3:
NU	$(93.7)	$-	$(93.7)
CL&P	(92.2)	-	(92.2)
NSTAR Electric	(1.5)	-	(1.5)

Long-Term Derivative Liabilities:
Level 3:
NU	$(624.1)	$-	$(624.1)
CL&P	(617.1)	-	(617.1)
NSTAR Electric	(7.0)	-	(7.0)

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

Derivatives Not Designated as Hedges

Commodity Supply and Price Risk Management:  As required by regulation, CL&P, along with UI, has capacity-related contracts with generation facilities.  CL&P has a sharing agreement with UI, with 80 percent of each contract allocated to CL&P and 20 percent allocated to UI.  The combined capacity of these contracts is 787 MW.  The capacity contracts extend through 2026 and obligate both CL&P and UI to make or receive payments on a monthly basis to or from the generation facilities based on the difference between a set capacity price and the forward capacity market price received in the ISO-NE capacity markets.  In addition, CL&P has a contract to purchase 0.1 million MWh of energy per year through 2020.

NSTAR Electric has a renewable energy contract to purchase 0.1 million MWh of energy per year through 2018 and a capacity-related contract to purchase up to 35 MW per year through 2019.

As of June 30, 2014 and December 31, 2013, NU had NYMEX future contracts in order to reduce variability associated with the purchase price of approximately 6.6 million and 9.1 million MMBtu of natural gas, respectively.

The following table presents the current change in fair value, primarily recovered through rates from customers, associated with NU's derivative contracts not designated as hedges:

	Amounts Recognized on Derivatives
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars)	2014	2013	2014	2013
NU
Balance Sheets:
Regulatory Assets and Liabilities	$111.6	$22.2	$166.0	$50.1
Statements of Income:
Purchased Power, Fuel and Transmission	-	0.5	-	0.8

Credit Risk

Certain of NU's derivative contracts contain credit risk contingent features.  These features require NU to maintain investment grade credit ratings from the major rating agencies and to post collateral for contracts in a net liability position over specified credit limits. As of June 30, 2014, NSTAR Gas had derivative contracts in a net liability position that were subject to credit risk contingent features. If NSTAR Gas' credit rating was downgraded below investment grade, NU would have been required to post approximately $0.6 million in collateral.  As of December 31, 2013, there were no derivative contracts in a net liability position that were subject to credit risk contingent features.

Valuation of Derivative Instruments

Derivative contracts classified as Level 2 in the fair value hierarchy relate to the financial contracts for natural gas futures.  Prices are obtained from broker quotes and are based on actual market activity.  The contracts are valued using NYMEX natural gas prices.  Valuations of these contracts also incorporate discount rates using the yield curve approach.

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

The following is a summary of NU's, including CL&P's and NSTAR Electric's, Level 3 derivative contracts and the range of the significant unobservable inputs utilized in the valuations over the duration of the contracts:

	As of June 30, 2014					As of December 31, 2013
	Range				Period Covered	Range				Period Covered
Energy Prices:
NU	$63	-	66	per MWh	2018 - 2020	$49	-	77	per MWh	2018 - 2029
CL&P	$63	-	66	per MWh	2018 - 2020	$56	-	58	per MWh	2018 - 2029

Capacity Prices:
NU	$3.13	-	13.00	per kW-Month	2016 - 2026	$5.07	-	11.82	per kW-Month	2017 - 2029
CL&P	$7.00	-	13.00	per kW-Month	2018 - 2026	$5.07	-	10.42	per kW-Month	2017 - 2026
NSTAR Electric	$3.13	-	11.13	per kW-Month	2016 - 2019	$5.07	-	7.38	per kW-Month	2017 - 2019

Forward Reserve:
NU, CL&P	$3.30	-	9.50	per kW-Month	2014 - 2024	$3.30	-	3.30	per kW-Month	2014 - 2024

REC Prices:
NU	$38	-	70	per REC	2014 - 2018	$36	-	87	per REC	2014 - 2029
NSTAR Electric	$38	-	70	per REC	2014 - 2018	$36	-	70	per REC	2014 - 2018

Exit price premiums of 8 percent through 25 percent are also applied on these contracts and reflect the most recent market activity available for similar type contracts.

Significant increases or decreases in future energy or capacity prices in isolation would decrease or increase, respectively, the fair value of the derivative liability.  Any increases in the risk premiums would increase the fair value of the derivative liabilities.  Changes in these fair values are recorded as a regulatory asset or liability and would not impact net income.

Valuations using significant unobservable inputs:  The following tables present changes in the Level 3 category of derivative assets and derivative liabilities measured at fair value on a recurring basis.  The derivative assets and liabilities are presented on a net basis.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
(Millions of Dollars)	NU	NU	NU	NU
Derivatives, Net:
Fair Value as of Beginning of Period	$(564.3)	$(833.1)	$(635.2)	$(878.6)
Net Realized/Unrealized Gains Included in:
Net Income	-	1.3	-	7.1
Regulatory Assets and Liabilities	111.8	22.7	161.3	48.9
Settlements	21.6	21.0	43.0	34.5
Fair Value as of End of Period	$(430.9)	$(788.1)	$(430.9)	$(788.1)

	For the Three Months Ended June 30,
	2014		2013
(Millions of Dollars)	CL&P	NSTAR Electric	CL&P	NSTAR Electric
Derivatives, Net:
Fair Value as of Beginning of Period	$(557.0)	$(7.3)	$(819.6)	$(13.6)
Net Realized/Unrealized Gains/(Losses) Included in Regulatory Assets and Liabilities	112.2	(0.4)	21.9	(0.5)
Settlements	20.2	1.4	21.9	1.0
Fair Value as of End of Period	$(424.6)	$(6.3)	$(775.8)	$(13.1)

	For the Six Months Ended June 30,
	2014		2013
(Millions of Dollars)	CL&P	NSTAR Electric	CL&P	NSTAR Electric
Derivatives, Net:
Fair Value as of Beginning of Period	$(630.6)	$(7.3)	$(866.2)	$(14.9)
Net Realized/Unrealized Gains/(Losses) Included in Regulatory Assets and Liabilities	164.5	(0.5)	46.3	0.2
Settlements	41.5	1.5	44.1	1.6
Fair Value as of End of Period	$(424.6)	$(6.3)	$(775.8)	$(13.1)

5.

MARKETABLE SECURITIES

NU maintains trusts to fund certain non-qualified executive benefits and WMECO maintains a spent nuclear fuel trust to fund WMECO's prior period spent nuclear fuel liability.  These trusts hold marketable securities.  These trusts are not subject to regulatory oversight by state or federal agencies.  In addition, CYAPC and YAEC maintain legally restricted trusts, each of which holds marketable securities, for settling the decommissioning obligations of their nuclear power plants.

In accordance with applicable accounting guidance, the Company elected to record mutual funds designated as available-for-sale at fair value and certain other equity investments as trading securities, with the changes in fair values recorded in Other Income, Net on the statements of income.  As of June 30, 2014, the mutual funds and equity investments were classified as Level 1 in the fair value hierarchy and totaled $59.6 million and $24.9 million, respectively.  As of December 31, 2013, the mutual funds were classified as Level 1, and totaled $57.2 million.  Net gains on the mutual funds were $2.2 million and $0.1 million for the three months ended June 30, 2014 and 2013, respectively, and $2.4 million and $4.3 million for the six months ended June 30, 2014 and 2013, respectively.  Net gains on the equity investments were $0.9 million and $1.4 million for the three and six months ended June 30, 2014, respectively. Dividend income is recorded in Other Income, Net on the statements of income when dividends are declared.  All other marketable securities are accounted for as available-for-sale.

Available-for-Sale Securities:  The following is a summary of NU's and WMECO's available-for-sale securities.  These securities are recorded at fair value and included in current and long-term Marketable Securities on the balance sheets.

	As of June 30, 2014
		Pre-Tax	Pre-Tax
	Amortized	Unrealized	Unrealized
(Millions of Dollars)	Cost	Gains	Losses	Fair Value
NU
Debt Securities (1)	$308.3	$7.3	$(0.3)	$315.3
Equity Securities (1)	163.5	66.7	-	230.2

WMECO
Debt Securities (2)	58.0	-	-	58.0

	As of December 31, 2013
		Pre-Tax	Pre-Tax
	Amortized	Unrealized	Unrealized
(Millions of Dollars)	Cost	Gains	Losses	Fair Value
NU
Debt Securities (1)	$299.2	$2.5	$(2.1)	$299.6
Equity Securities (1)	163.6	60.5	-	224.1

WMECO
Debt Securities (2)	57.9	-	-	57.9

(1)

NU's amounts include CYAPC's and YAEC's marketable securities held in nuclear decommissioning trusts of $444.3 million and $424 million as of June 30, 2014 and December 31, 2013, respectively, which are legally restricted and can only be used for the decommissioning of the nuclear power plants owned by these companies. Unrealized gains and losses for the nuclear decommissioning trusts are offset in Other Long-Term Liabilities on the balance sheets, with no impact on the statements of income.  All of the equity securities accounted for as available-for-sale securities are held in the CYAPC and YAEC trusts.

(2)

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

Realized Gains and Losses:  Realized gains and losses on available-for-sale securities are recorded in Other Income, Net for NU's benefit trust, Other Long-Term Assets for WMECO, and offset in Other Long-Term Liabilities for CYAPC and YAEC.  NU utilizes the specific identification basis method for the NU benefit trust and the average cost basis method for the WMECO trust and the CYAPC and YAEC nuclear decommissioning trusts to compute the realized gains and losses on the sale of available-for-sale securities.

Contractual Maturities:  As of June 30, 2014, the contractual maturities of available-for-sale debt securities are as follows:

	NU		WMECO
	Amortized		Amortized
(Millions of Dollars)	Cost	Fair Value	Cost	Fair Value
Less than one year (1)	$75.9	$75.8	$19.2	$19.2
One to five years	73.9	74.6	31.9	32.0
Six to ten years	56.1	57.7	2.7	2.7
Greater than ten years	102.4	107.2	4.2	4.1
Total Debt Securities	$308.3	$315.3	$58.0	$58.0

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

Fair Value Measurements:  The following table presents the marketable securities recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

	NU		WMECO
	As of		As of
(Millions of Dollars)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Level 1:
Mutual Funds and Equities	$314.7	$281.3	$-	$-
Money Market Funds	42.3	32.9	2.0	10.9
Total Level 1	$357.0	$314.2	$2.0	$10.9
Level 2:
U.S. Government Issued Debt Securities (Agency and Treasury)	$40.6	$61.4	$-	$6.8
Corporate Debt Securities	61.8	53.6	15.8	15.1
Asset-Backed Debt Securities	36.5	30.4	15.2	9.0
Municipal Bonds	109.5	105.5	11.7	11.2
Other Fixed Income Securities	24.6	15.8	13.3	4.9
Total Level 2	$273.0	$266.7	$56.0	$47.0
Total Marketable Securities	$630.0	$580.9	$58.0	$57.9

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

6.

SHORT-TERM AND LONG-TERM DEBT

Credit Agreements and Commercial Paper Programs:  Effective July 23, 2014, NU parent, CL&P, PSNH, WMECO, NSTAR Gas and Yankee Gas amended their joint $1.45 billion revolving credit facility to extend the expiration date an additional year to September 6, 2019.  The revolving credit facility is to be used primarily to backstop NU parent's $1.45 billion commercial paper program.  The commercial paper program allows NU parent to issue commercial paper as a form of short-term debt.  As of June 30, 2014 and December 31, 2013, NU had $710.5 million and $1.01 billion, respectively, in short-term borrowings outstanding under the NU parent commercial paper program, leaving $739.5 million and $435.5 million of available borrowing capacity as of June 30, 2014 and December 31, 2013, respectively.  The weighted-average interest rate on these borrowings as of June 30, 2014 and December 31, 2013 was 0.25 percent and 0.24 percent, respectively, which is generally based on A2/P2 rated commercial paper.  As of June 30, 2014, there were intercompany loans from NU of $6.4 million to CL&P, $95 million to PSNH and $15.9 million to WMECO.  As of December 31, 2013, there were intercompany loans from NU of $287.3 million to CL&P and $86.5 million to PSNH.

Effective July 23, 2014, NSTAR Electric amended its $450 million revolving credit facility to extend the expiration date an additional year to September 6, 2019.  This facility serves to backstop NSTAR Electric's existing $450 million commercial paper program. As of June 30, 2014 and December 31, 2013, NSTAR Electric had $194.5 million and $103.5 million, respectively, in short-term borrowings outstanding under its commercial paper program, leaving $255.5 million and $346.5 million of available borrowing capacity as of June 30, 2014 and December 31, 2013, respectively.  The weighted-average interest rate on these borrowings as of June 30, 2014 and December 31, 2013 was 0.16 percent and 0.13 percent, respectively, which is generally based on A2/P1 rated commercial paper.

Amounts outstanding under the commercial paper programs are generally included in Notes Payable for NU and NSTAR Electric and classified in current liabilities on the balance sheets as all borrowings are outstanding for no more than 364 days at one time.  Intercompany loans from NU to CL&P, PSNH and WMECO are included in Notes Payable to NU Parent and classified in current liabilities on the balance sheets.  See the Long-Term Debt portion of this Note immediately below for further information on the Yankee Gas $100 million bond issuance and its impact on the NU balance sheet as of December 31, 2013.

Short-Term Borrowing Limits:  The amount of short-term borrowings that may be incurred by NSTAR Electric is subject to periodic approval by the FERC.  On June 11, 2014, the FERC granted authorization to allow NSTAR Electric to issue total short-term debt securities in an aggregate principal amount not to exceed $655 million outstanding at any one time, effective October 24, 2014 through October 23, 2016.

Long-Term Debt:  On January 2, 2014, Yankee Gas issued $100 million of 4.82 percent Series L First Mortgage Bonds, due to mature in 2044.  The proceeds, net of issuance costs, were used to repay the $75 million 4.80 percent Series G First Mortgage Bonds that matured on January 1, 2014 and to pay $25 million in short-term borrowings.  In accordance with applicable accounting guidance, these amounts were classified as Long-Term Debt on NU's balance sheet as of December 31, 2013.

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

On July 15, 2014, PSNH repaid at maturity the $50 million of 5.25 percent Series L First Mortgage Bonds using short-term debt.

Working Capital:  Each of NU, CL&P, NSTAR Electric, PSNH and WMECO use its available capital resources to fund its respective construction expenditures, meet debt requirements, pay operating costs, including storm-related costs, pay dividends and fund other corporate obligations, such as pension contributions.  The current growth in NU's transmission construction expenditures utilizes a significant amount of cash for projects that have a long-term return on investment and recovery period.  In addition, NU's Regulated companies recover their electric and natural gas distribution construction expenditures as the related project costs are depreciated over the life of the assets.  This impacts the timing of the revenue stream designed to fully recover the total investment plus a return on the equity portion of the cost and related financing costs.  These factors have resulted in current liabilities exceeding current assets by approximately $730 million, $220 million and $200 million at NU, CL&P and NSTAR Electric, respectively, as of June 30, 2014.

As of June 30, 2014, $366.7 million of NU's obligations classified as current liabilities relates to long-term debt that will be paid in the next 12 months, consisting of $312 million for CL&P, $4.7 million at NSTAR Electric and $50 million for PSNH. In addition, $28.9 million relates to the amortization of the purchase accounting fair value adjustment that will be amortized in the next twelve months.  NU, with its strong credit ratings, has several options available in the financial markets to repay or refinance these maturities with the issuance of new long-term debt.  NU, CL&P, NSTAR Electric, PSNH and WMECO will reduce their short-term borrowings with cash received from operating cash flows or with the issuance of new long-term debt, determined considering capital requirements and maintenance of NU's credit rating and profile.  Management expects the future operating cash flows of NU, CL&P, NSTAR Electric, PSNH and WMECO, along with the access to financial markets, will be sufficient to meet any future operating requirements and capital investment forecasted opportunities.

7.

PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The components of net periodic benefit expense for the Pension, SERP and PBOP Plans are detailed below.  The net periodic benefit expense less the capitalized portion of pension and PBOP amounts is included in Operations and Maintenance on the statements of income. Capitalized pension and PBOP amounts relate to employees working on capital projects and are included in Property, Plant and Equipment, Net. Intercompany allocations are not included in the CL&P, NSTAR Electric, PSNH and WMECO net periodic benefit expense amounts.

	Pension and SERP		Pension and SERP
	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
(Millions of Dollars)	NU	NU	NU	NU
Service Cost	$19.1	$24.6	$41.5	$51.1
Interest Cost	56.3	51.9	113.0	103.5
Expected Return on Plan Assets	(77.7)	(68.6)	(155.4)	(139.0)
Actuarial Loss	31.7	52.6	64.7	105.5
Prior Service Cost	1.1	1.0	2.1	2.1
Total Net Periodic Benefit Expense	$30.5	$61.5	$65.9	$123.2
Capitalized Pension Expense	$8.7	$19.9	$18.4	$36.6

	PBOP		PBOP
	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
(Millions of Dollars)	NU	NU	NU	NU
Service Cost	$3.2	$3.7	$6.3	$8.5
Interest Cost	12.1	10.9	24.7	23.6
Expected Return on Plan Assets	(15.8)	(13.9)	(31.6)	(27.7)
Actuarial Loss	3.0	4.7	6.0	13.0
Prior Service Credit	(0.7)	(0.5)	(1.4)	(1.1)
Total Net Periodic Benefit Expense	$1.8	$4.9	$4.0	$16.3
Capitalized PBOP Expense	$0.4	$1.5	$0.8	$5.0

	Pension and SERP
	For the Three Months Ended June 30, 2014				For the Three Months Ended June 30, 2013
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric(1)	PSNH	WMECO
Service Cost	$5.0	$3.0	$2.3	$0.8	$6.3	$7.3	$3.2	$1.2
Interest Cost	12.4	10.3	5.8	2.5	12.1	14.7	5.9	2.5
Expected Return on Plan Assets	(18.7)	(15.7)	(9.3)	(4.4)	(18.4)	(20.2)	(9.2)	(4.4)
Actuarial Loss	8.2	5.9	2.8	1.7	13.9	14.6	5.4	2.9
Prior Service Cost/(Credit)	0.5	-	0.1	0.1	0.5	(0.1)	0.1	0.1
Total Net Periodic Benefit Expense	$7.4	$3.5	$1.7	$0.7	$14.4	$16.3	$5.4	$2.3
Intercompany Allocations	$7.5	$1.4	$2.1	$1.4	$11.3	$(2.2)	$2.6	$2.0
Capitalized Pension Expense	$4.4	$1.0	$0.8	$0.6	$7.0	$6.5	$1.7	$1.3

	Pension and SERP
	For the Six Months Ended June 30, 2014				For the Six Months Ended June 30, 2013
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric(1)	PSNH	WMECO
Service Cost	$10.2	$7.6	$5.1	$1.9	$12.4	$16.5	$6.5	$2.4
Interest Cost	25.7	20.6	12.3	5.2	24.2	29.0	11.9	5.0
Expected Return on Plan Assets	(38.0)	(31.5)	(19.5)	(9.0)	(36.9)	(42.2)	(16.8)	(8.7)
Actuarial Loss	17.3	11.7	6.0	3.5	28.0	29.1	10.8	5.9
Prior Service Cost/(Credit)	0.9	-	0.3	0.2	0.9	(0.1)	0.3	0.2
Total Net Periodic Benefit Expense	$16.1	$8.4	$4.2	$1.8	$28.6	$32.3	$12.7	$4.8
Intercompany Allocations	$14.3	$3.8	$4.2	$2.7	$22.1	$(4.1)	$5.2	$4.0
Capitalized Pension Expense	$9.3	$2.9	$1.7	$1.4	$14.0	$11.8	$3.9	$2.6

	PBOP
	For the Three Months Ended June 30, 2014				For the Three Months Ended June 30, 2013
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	PSNH	WMECO
Service Cost	$0.5	$0.8	$0.3	$0.1	$0.9	$0.6	$0.2
Interest Cost	1.9	4.8	1.0	0.4	2.0	1.0	0.4
Expected Return on Plan Assets	(2.5)	(6.5)	(1.3)	(0.6)	(2.5)	(1.3)	(0.6)
Actuarial Loss/(Gain)	1.0	(0.2)	0.6	0.1	1.9	0.9	0.3
Prior Service Credit	-	(0.5)	-	-	-	-	-
Total Net Periodic Benefit Expense/(Income)	$0.9	$(1.6)	$0.6	$0.0	$2.3	$1.2	$0.3
Intercompany Allocations	$1.1	$-	$0.3	$0.2	$1.9	$0.4	$0.3
Capitalized PBOP Expense/(Income)	$0.5	$(0.5)	$0.2	$-	$1.2	$0.4	$0.2

	PBOP
	For the Six Months Ended June 30, 2014				For the Six Months Ended June 30, 2013
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	PSNH	WMECO
Service Cost	$1.1	$1.6	$0.7	$0.2	$1.7	$1.1	$0.4
Interest Cost	4.0	9.7	2.1	0.8	3.9	2.0	0.8
Expected Return on Plan Assets	(5.2)	(13.0)	(2.7)	(1.1)	(5.0)	(2.6)	(1.2)
Actuarial Loss/(Gain)	2.1	(0.3)	1.1	0.2	3.7	1.8	0.6
Prior Service Credit	-	(0.9)	-	-	-	-	-
Total Net Periodic Benefit Expense/(Income)	$2.0	$(2.9)	$1.2	$0.1	$4.3	$2.3	$0.6
Intercompany Allocations	$2.2	$0.1	$0.6	$0.4	$3.6	$0.8	$0.6
Capitalized PBOP Expense/(Income)	$1.0	$(1.0)	$0.4	$0.1	$2.4	$0.7	$0.4

(1)

NSTAR Electric's pension amounts for the three and six months ended June 30, 2013 do not include SERP expense.

For the three and six months ended June 30, 2013, the net periodic PBOP expense allocated to NSTAR Electric was a benefit of $2 million and an expense of $2.3 million, respectively.

As of December 31, 2013, the funded status of the NSTAR Pension Plan was recorded on NSTAR Electric's balance sheet while the total SERP obligation and PBOP Plan funded status were recorded on NSTAR Electric & Gas' balance sheet.  As of December 31, 2013, all NSTAR employees were employed by NSTAR Electric & Gas.  On January 1, 2014, NSTAR Electric & Gas was merged into NUSCO and, concurrently, all employees were transferred to the company they predominately provide services for: NUSCO, NSTAR Electric or NSTAR Gas.  As a result of the employee transfers, the pension and PBOP assets and liabilities were attributed by participant and transferred to the respective company's balance sheets.

As of June 30, 2014, the liabilities associated with the Pension, SERP and PBOP plans for NSTAR Electric were $85.8 million for the Pension Plan, $3.6 million for the SERP Plans ($0.4 million of which is included in other current liabilities) and $61.2 million for the PBOP Plan.  As of December 31, 2013, the liability associated with the NSTAR Pension Plan for NSTAR Electric was $118 million.  This change had no impact on the income statement or net assets of NSTAR Electric or NU.

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

The number of environmental sites and reserves related to these sites for which remediation or long-term monitoring, preliminary site work or site assessment are being performed are as follows:

	As of June 30, 2014		As of December 31, 2013
		Reserve		Reserve
	Number of Sites	(in millions)	Number of Sites	(in millions)
NU	66	$34.5	68	$35.4
CL&P	17	4.2	18	3.4
NSTAR Electric	14	1.2	12	1.2
PSNH	13	5.3	15	5.4
WMECO	5	0.6	5	0.4

Included in the NU number of sites and reserve amounts above are former MGP sites that were operated several decades ago and manufactured gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment. The reserve balance related to these former MGP sites was $29.8 million and $31.4 million as of June 30, 2014 and December 31, 2013, respectively, and relates primarily to the natural gas business segment.

B.

Long-Term Contractual Arrangements

The following is an update to the current status of long-term contractual arrangements set forth in Note 12B of the NU 2013 Form 10-K.

Renewable Energy:  Renewable energy contracts include non-cancelable commitments under contracts of NSTAR Electric and WMECO for the purchase of energy and capacity from renewable energy facilities.

	July - December
(Millions of Dollars)	2014	2015	2016	2017	2018	Thereafter	Total
Renewable Energy
NSTAR Electric	$43.6	$86.3	$93.7	$89.8	$53.3	$302.8	$669.5
WMECO	-	-	2.4	2.4	2.4	28.9	36.1

C.

Contractual Obligations – Yankee Companies

Spent Nuclear Fuel Litigation - DOE Phase II Damages - On November 15, 2013, the Court of Federal Claims issued an award to CYAPC for $126.3 million, YAEC for $73.3 million and MYAPC for $35.8 million for lawsuits against the DOE seeking recovery of actual damages incurred in the years following 2001 and 2002 (DOE Phase II Damages).  On January 14, 2014, the Yankee Companies received a letter from the U.S. Department of Justice stating that the DOE will not appeal the court's final judgment.

On March 28, 2014, CYAPC, YAEC and MYAPC received payment of $90 million, $73.3 million and $35.8 million, respectively, of the DOE Phase II Damages proceeds. On April 24, 2014, CYAPC received payment of the remaining $36.3 million proceeds.  On April 28, 2014, the Yankee Companies made the required informational filing with FERC in accordance with the process and methodology outlined in the 2013 FERC order.  The Yankee Companies returned the DOE Phase II Damages proceeds to the member companies, including CL&P, NSTAR Electric, PSNH, and WMECO, for the benefit of their respective customers, on June 1, 2014.

As of June 30, 2014, CL&P's refund obligation to customers of $65.4 million was recorded as an offset to the deferred storm restoration costs regulatory asset, as directed by PURA.  NSTAR Electric's, PSNH's and WMECO's refund obligation to customers of $29.1 million, $13.1 million and $18.1 million, respectively, was recorded as a regulatory liability in each company's respective regulatory tracker mechanisms.  For further information, see Note 2, "Regulatory Accounting," to the financial statements.

DOE Phase III Damages - On August 15, 2013, the Yankee Companies each filed subsequent lawsuits against the DOE seeking recovery of actual damages incurred in the years 2009 through 2012.  Responsive pleading from the U.S. Department of Justice was filed on November 18, 2013, and discovery has begun.

D.

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

Management does not anticipate a material impact to Net Income as a result of these various guarantees and indemnifications.

The following table summarizes NU's guarantees of its subsidiaries, including CL&P, NSTAR Electric, PSNH and WMECO, as of June 30, 2014:

		Maximum Exposure
Subsidiary	Description	(in millions)	Expiration Dates

Various	Surety Bonds	$67.0	2014 - 2016 (1)

Various	New England Hydro Companies' Long-Term Debt	$2.5	Unspecified

NUSCO and RRR	Lease Payments for Vehicles and Real Estate	$16.0	2019 and 2024

(1)

Surety bond expiration dates reflect termination dates, the majority of which will be renewed or extended.

Certain surety bonds contain credit ratings triggers that would require NU parent to post collateral in the event that the unsecured debt credit ratings of NU are downgraded.

E.

FERC Base ROE Complaints

On September 30, 2011, a complaint was filed jointly at FERC under Sections 206 and 306 of the Federal Power Act by several New England state attorneys general, state regulatory commissions, consumer advocates and other parties (the "Complainants").  The Complainants alleged that the base ROE of 11.14 percent that has been utilized since 2006 in the calculation of formula rates for transmission service under the ISO-NE Open Access Transmission Tariff by NETOs, including CL&P, NSTAR Electric, PSNH and WMECO, was unjust and unreasonable and asserted that the rate was excessive due to changes in the capital markets.  Complainants sought an order to reduce the base ROE, effective October 1, 2011, and to require refunds.  The FERC set the case for trial before a FERC ALJ after settlement negotiations were unsuccessful in August 2012.

On August 6, 2013, the FERC ALJ issued an initial decision finding that the base ROE in effect from October 1, 2011 through December 31, 2012 (refund period) was not reasonable, and recommended separate base ROEs for the refund period of 10.6 percent and for the period beginning when FERC issues its final decision (prospective period) of 9.7 percent, leaving policy considerations and additional adjustments to the FERC.  In the third quarter of 2013, the Company recorded a series of reserves at its electric subsidiaries to recognize the potential financial impact from the FERC ALJ's initial decision for the refund period.  The aggregate after-tax charge to third quarter 2013 earnings totaled $14.3 million at NU, which represented reserves of $7.7 million at CL&P, $3.4 million at NSTAR Electric, $1.4 million at PSNH and $1.8 million at WMECO.

On June 19, 2014, FERC issued an order partially affirming and partially reversing the ALJ's initial decision.  FERC set a single tentative base ROE of 10.57 percent for the refund period and prospective period.  FERC also modified its traditional methodology by adopting a two-step discounted cash flow analysis that it utilizes to determine the ROEs of both natural gas and oil pipeline projects.  Using this methodology, FERC determined a new zone of reasonableness of 7.03 percent to 11.74 percent, and set the tentative base ROE at the 75th percentile of this new zone.  FERC also stated that a utility's total ROE inclusive of transmission incentive ROE adders, should not exceed the top of the new zone of reasonableness produced by this methodology.  FERC instituted a paper hearing on the long-term growth rate portion of the methodology, before it issues a final determination on the base ROE.  On July 21, 2014, the NETOs and Complainants filed rehearing requests in this proceeding.

On December 27, 2012, a second complaint was filed jointly at FERC by several additional consumer groups and municipal parties, which challenged the NETOs' base ROE and sought refunds for the 15-month period beginning January 1, 2013.  On June 19, 2014, the FERC issued a second order finding that the complaint raised issues of material fact, and set this complaint for trial, should settlement negotiations be unsuccessful.  FERC stated that it could issue an order in this case by mid-2016.  On July 21, 2014, the NETOs filed a rehearing request in this proceeding.

Though NU cannot predict the ultimate outcome of this proceeding, in the second quarter of 2014, the Company recorded a series of reserves at its electric subsidiaries to recognize the potential financial impact from the FERC’s two orders issued on June 19, 2014 for the two refund periods.  The aggregate after-tax charge to second quarter 2014 earnings totaled $32.1 million at NU, which represented reserves of $18.5 million at CL&P, $6.1 million at NSTAR Electric, $2 million at PSNH and $5.5 million at WMECO.

As of June 30, 2014, the cumulative pre-tax reserves totaled $79.3 million at NU, $44.7 million at CL&P, $16.2 million at NSTAR Electric, $6.2 million at PSNH and $12.2 million at WMECO.  As of December 31, 2013, the pre-tax reserves totaled $24.6 million at NU, $13.3 million at CL&P, $5.9 million at NSTAR Electric, $2.4 million at PSNH and $3 million at WMECO.  The reserves were recorded in each electric subsidiary's respective transmission regulatory tracker mechanism and as a reduction of operating revenues.  See Note 2, “Regulatory Accounting,” for further information.

On July 31, 2014, the Complainants filed an additional complaint with FERC.  At this time, the Company cannot determine the outcome of this complaint.

F.

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

On May 28, 2010, the DPU issued an order on NSTAR Electric's 2006 CPSL cost recovery filing (the May 2010 Order).  In October 2010, NSTAR Electric filed a reconciliation of the cumulative CPSL program activity for the periods 2006 through 2009 with the DPU in order to determine a proposed rate adjustment.  The DPU allowed the proposed rates to go into effect January 1, 2011, subject to final reconciliation of CPSL program costs through a future DPU proceeding.  In February 2013, NSTAR Electric updated the October 2010 filing with final activity through 2011.  NSTAR Electric recorded its 2006 through 2011 revenues under the CPSL programs based on the May 2010 Order.

NSTAR Electric cannot predict the timing of a final DPU order related to its CPSL filings for the period 2006 through 2011.  While management does not believe that any subsequent DPU order would result in revenues that are materially different than the amounts already recognized, it is reasonably possible that an order could have a material impact on NSTAR Electric's results of operations, financial position and cash flows.

G.

Basic Service Bad Debt Adder

In accordance with a generic DPU order, electric utilities in Massachusetts recover the energy-related portion of bad debt costs in their Basic Service rates.  In 2007, NSTAR Electric filed its 2006 Basic Service reconciliation with the DPU proposing an adjustment related to the increase of its Basic Service bad debt charge-offs.  The DPU issued an order approving the implementation of a revised Basic Service rate but instructed NSTAR Electric to reduce distribution rates by an amount equal to the increase in its Basic Service bad debt charge-offs.  This adjustment to NSTAR Electric's distribution rates would eliminate the fully reconciling nature of the Basic Service bad debt adder.

In 2010, NSTAR Electric filed an appeal of the DPU's order with the SJC.  In 2012, the SJC vacated the DPU order and remanded the matter to the DPU for further review.  The DPU has not taken any action on the remand.

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

9.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each of the following financial instruments:

Preferred Stock and Long-Term Debt:  The fair value of CL&P's and NSTAR Electric's preferred stock is based upon pricing models that incorporate interest rates and other market factors, valuations or trades of similar securities and cash flow projections.  The fair value of fixed-rate long-term debt securities is based upon pricing models that incorporate quoted market prices for those issues or similar issues adjusted for market conditions, credit ratings of the respective companies and treasury benchmark yields.  Adjustable rate long-term debt securities are assumed to have a fair value equal to their carrying value.  The fair values provided in the tables below are classified as Level 2 within the fair value hierarchy.  Carrying amounts and estimated fair values are as follows:

	As of June 30, 2014		As of December 31, 2013
	NU		NU
	Carrying	Fair	Carrying	Fair
(Millions of Dollars)	Amount	Value	Amount	Value
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$150.1	$155.6	$152.7
Long-Term Debt	8,542.7	9,008.4	8,310.2	8,443.1

	As of June 30, 2014
	CL&P		NSTAR Electric		PSNH		WMECO
	Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Millions of Dollars)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
Preferred Stock Not Subject to Mandatory Redemption	$116.2	$110.3	$43.0	$39.8	$-	$-	$-	$-
Long-Term Debt	2,991.6	3,344.5	1,797.4	1,949.8	1,049.2	1,105.8	628.9	665.3

	As of December 31, 2013
	CL&P		NSTAR Electric		PSNH		WMECO
	Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Millions of Dollars)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
Preferred Stock Not Subject to Mandatory Redemption	$116.2	$110.5	$43.0	$42.2	$-	$-	$-	$-
Long-Term Debt	2,741.2	2,952.8	1,801.1	1,888.0	1,049.0	1,073.9	629.4	640.1

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

10.

ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in accumulated other comprehensive income/(loss) by component, net of tax, is as follows:

	For the Six Months Ended June 30, 2014				For the Six Months Ended June 30, 2013
		Unrealized	Pension,			Unrealized	Pension,
	Qualified	Gains/(Losses)	SERP and		Qualified	Gains/(Losses)	SERP and
	Cash Flow	on Available-	PBOP		Cash Flow	on Available-	PBOP
	Hedging	for-Sale	Benefit		Hedging	for-Sale	Benefit
(Millions of Dollars)	Instruments	Securities	Plans	Total	Instruments	Securities	Plans	Total
AOCI as of Beginning of Period	$(14.4)	$0.4	$(32.0)	$(46.0)	$(16.4)	$1.3	$(57.8)	$(72.9)

OCI Before Reclassifications	-	0.5	1.2	1.7	-	(0.7)	-	(0.7)
Amounts Reclassified from AOCI	1.0	-	1.8	2.8	1.0	-	3.1	4.1
Net OCI	1.0	0.5	3.0	4.5	1.0	(0.7)	3.1	3.4
AOCI as of End of Period	$(13.4)	$0.9	$(29.0)	$(41.5)	$(15.4)	$0.6	$(54.7)	$(69.5)

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

The following table sets forth the amounts reclassified from AOCI by component and the impacted line item on the statements of income:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	Amounts Reclassified		Amounts Reclassified		Statements of Income
	from AOCI		from AOCI		Line Item Impacted
(Millions of Dollars)	2014	2013	2014	2013
Qualified Cash Flow Hedging Instruments	$(0.8)	$(0.8)	$(1.7)	$(1.7)	Interest Expense
Tax Benefit	0.3	0.3	0.7	0.7	Income Tax Expense
Qualified Cash Flow Hedging Instruments, Net of Tax	$(0.5)	$(0.5)	$(1.0)	$(1.0)

Pension, SERP and PBOP Benefit Plan Costs:
Amortization of Actuarial Losses	$(1.2)	$(2.2)	$(2.9)	$(4.7)	Operations and Maintenance (1)
Amortization of Prior Service Cost	-	-	(0.1)	(0.1)	Operations and Maintenance (1)
Total Pension, SERP and PBOP Benefit Plan Costs	(1.2)	(2.2)	(3.0)	(4.8)
Tax Benefit	0.5	0.7	1.2	1.7	Income Tax Expense
Pension, SERP and PBOP Benefit Plan Costs, Net of Tax	$(0.7)	$(1.5)	$(1.8)	$(3.1)

Total Amounts Reclassified from AOCI, Net of Tax	$(1.2)	$(2.0)	$(2.8)	$(4.1)

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

11.

COMMON SHARES

The following table sets forth the NU common shares and the shares of common stock of CL&P, NSTAR Electric, PSNH and WMECO that were authorized and issued and the respective per share par values:

	Shares
		Authorized as of
	Per Share	June 30, 2014 and	Issued as of
	Par Value	December 31, 2013	June 30, 2014	December 31, 2013
NU	$5	380,000,000	333,327,485	333,113,492
CL&P	$10	24,500,000	6,035,205	6,035,205
NSTAR Electric	$1	100,000,000	100	100
PSNH	$1	100,000,000	301	301
WMECO	$25	1,072,471	434,653	434,653

As of June 30, 2014 and December 31, 2013, there were 17,108,131 and 17,796,672 NU common shares held as treasury shares, respectively.  As of June 30, 2014 and December 31, 2013, NU common shares outstanding were 316,219,354 and 315,273,559, respectively.

12. COMMON SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

A summary of the changes in Common Shareholders' Equity and Noncontrolling Interests of NU is as follows:

	For the Three Months Ended
	June 30, 2014		June 30, 2013
		Noncontrolling		Noncontrolling
		Interest -		Interest -
	Common	Preferred	Common	Preferred
	Shareholders'	Stock of	Shareholders'	Stock of
(Millions of Dollars)	Equity	Subsidiaries	Equity	Subsidiaries
Balance as of Beginning of Period	$9,723.9	$155.6	$9,345.2	$155.6
Net Income	129.2	-	173.1	-
Dividends on Common Shares	(124.1)	-	(115.6)	-
Dividends on Preferred Stock	(1.9)	(1.9)	(2.0)	(2.0)
Issuance of Common Shares	0.2	-	0.3	-
Other Transactions, Net	23.7	-	4.2	-
Net Income Attributable to Noncontrolling Interests	-	1.9	-	2.0
Other Comprehensive Income	2.8	-	1.4	-
Balance as of End of Period	$9,753.8	$155.6	$9,406.6	$155.6

	For the Six Months Ended
	June 30, 2014		June 30, 2013
		Noncontrolling		Noncontrolling
		Interest -		Interest -
	Common	Preferred	Common	Preferred
	Shareholders'	Stock of	Shareholders'	Stock of
(Millions of Dollars)	Equity	Subsidiaries	Equity	Subsidiaries
Balance as of Beginning of Period	$9,611.5	$155.6	$9,237.1	$155.6
Net Income	367.1	-	403.0	-
Dividends on Common Shares	(247.9)	-	(232.1)	-
Dividends on Preferred Stock	(3.8)	(3.8)	(3.9)	(3.9)
Issuance of Common Shares	5.4	-	8.8	-
Other Transactions, Net	17.0	-	(9.7)	-
Net Income Attributable to Noncontrolling Interests	-	3.8	-	3.9
Other Comprehensive Income	4.5	-	3.4	-
Balance as of End of Period	$9,753.8	$155.6	$9,406.6	$155.6

13.

EARNINGS PER SHARE

Basic EPS is computed based upon the weighted average number of common shares outstanding during each period.  Diluted EPS is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect of certain share-based compensation awards as if they were converted into common shares.  There were no antidilutive share awards outstanding for the three and six months ended June 30, 2014 or for the three months ended June 30, 2013.  For the six months ended June 30, 2013, there were 3,150 antidilutive share awards excluded from the computation.

The following table sets forth the components of basic and diluted EPS:

	For the Three Months Ended		For the Six Months Ended
(Millions of Dollars, except share information)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net Income Attributable to Controlling Interest	$127.4	$171.0	$363.3	$399.1

Weighted Average Common Shares Outstanding:
Basic	315,950,510	315,154,130	315,742,511	315,141,956
Dilutive Effect	1,162,291	808,489	1,259,950	840,622
Diluted	317,112,801	315,962,619	317,002,461	315,982,578
Basic EPS	$0.40	$0.54	$1.15	$1.27
Diluted EPS	$0.40	$0.54	$1.15	$1.26

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

14.

SEGMENT INFORMATION

Presentation:  NU is organized between the Electric Distribution, Electric Transmission and Natural Gas Distribution reportable segments and Other based on a combination of factors, including the characteristics of each segments' products and services, the sources of operating revenues and expenses and the regulatory environment in which each segment operates.  These reportable segments represented substantially all of NU's total consolidated revenues for the three and six months ended June 30, 2014 and 2013.  Revenues from the sale of electricity and natural gas primarily are derived from residential, commercial and industrial customers and are not dependent on any single customer.  The Electric Distribution reportable segment includes the generation activities of PSNH and WMECO.

The remainder of NU's operations is presented as Other in the tables below and primarily consists of 1) the equity in earnings of NU parent from its subsidiaries and intercompany interest income, both of which are eliminated in consolidation, and interest expense related to the debt of NU parent, 2) the revenues and expenses of NU's service company, most of which are eliminated in consolidation, 3) the operations of CYAPC and YAEC, and 4) the results of other non-regulated subsidiaries, which are not part of its core business.

Cash flows used for investments in plant included in the segment information below are cash capital expenditures that do not include amounts incurred but not paid, cost of removal, AFUDC related to equity funds, and the capitalized portions of pension expense.

NU's reportable segments are determined based upon the level at which NU's chief operating decision maker assesses performance and makes decisions about the allocation of company resources.  Each of NU's subsidiaries, including CL&P, NSTAR Electric, PSNH and WMECO, has one reportable segment.  NU's operating segments and reporting units are consistent with its reportable business segments.

NU's segment information is as follows:

	For the Three Months Ended June 30, 2014
	Electric	Natural Gas
(Millions of Dollars)	Distribution	Distribution	Transmission	Other	Eliminations	Total
Operating Revenues	$1,261.8	$195.5	$206.9	$184.7	$(171.3)	$1,677.6
Depreciation and Amortization	(89.3)	(16.9)	(37.0)	(7.7)	2.3	(148.6)
Other Operating Expenses	(991.5)	(166.5)	(71.0)	(174.9)	168.9	(1,235.0)
Operating Income	181.0	12.1	98.9	2.1	(0.1)	294.0
Interest Expense	(47.2)	(8.7)	(28.8)	(9.1)	1.3	(92.5)
Other Income, Net	2.9	-	2.7	137.7	(137.8)	5.5
Net Income Attributable to Controlling Interest	$83.4	$2.0	$43.9	$133.3	$(135.2)	$127.4

	For the Six Months Ended June 30, 2014
	Electric	Natural Gas
(Millions of Dollars)	Distribution	Distribution	Transmission	Other	Eliminations	Total
Operating Revenues	$2,847.8	$628.3	$458.9	$356.9	$(323.7)	$3,968.2
Depreciation and Amortization	(238.2)	(34.6)	(74.0)	(14.7)	4.1	(357.4)
Other Operating Expenses	(2,202.4)	(487.9)	(137.3)	(340.3)	318.8	(2,849.1)
Operating Income	407.2	105.8	247.6	1.9	(0.8)	761.7
Interest Expense	(94.6)	(17.1)	(54.3)	(18.7)	2.2	(182.5)
Other Income, Net	4.3	0.1	4.2	432.4	(433.8)	7.2
Net Income Attributable to Controlling Interest	$195.6	$54.1	$118.8	$424.9	$(430.1)	$363.3
Cash Flows Used for Investments in Plant	$335.6	$68.6	$289.3	$30.5	$-	$724.0

	For the Three Months Ended June 30, 2013
	Electric	Natural Gas
(Millions of Dollars)	Distribution	Distribution	Transmission	Other	Eliminations	Total
Operating Revenues	$1,221.6	$154.1	$247.9	$220.7	$(208.4)	$1,635.9
Depreciation and Amortization	(152.2)	(16.7)	(34.5)	(21.7)	2.9	(222.2)
Other Operating Expenses	(883.3)	(127.0)	(63.6)	(194.9)	205.7	(1,063.1)
Operating Income	186.1	10.4	149.8	4.1	0.2	350.6
Interest Expense	(43.4)	(8.9)	(25.2)	(10.7)	1.3	(86.9)
Other Income, Net	2.2	0.1	2.8	232.2	(232.3)	5.0
Net Income Attributable to Controlling Interest	$91.2	$1.2	$76.8	$232.8	$(231.0)	$171.0

	For the Six Months Ended June 30, 2013
	Electric	Natural Gas
(Millions of Dollars)	Distribution	Distribution	Transmission	Other	Eliminations	Total
Operating Revenues	$2,595.8	$515.9	$487.4	$437.8	$(406.0)	$3,630.9
Depreciation and Amortization	(329.1)	(34.1)	(66.3)	(40.8)	4.6	(465.7)
Other Operating Expenses	(1,888.3)	(394.3)	(125.8)	(392.2)	404.9	(2,395.7)
Operating Income	378.4	87.5	295.3	4.8	3.5	769.5
Interest Expense	(85.6)	(16.2)	(47.1)	(17.1)	2.9	(163.1)
Other Income, Net	7.1	0.3	5.5	554.0	(554.2)	12.7
Net Income Attributable to Controlling Interest	$190.6	$44.5	$156.7	$555.5	$(548.2)	$399.1
Cash Flows Used for Investments in Plant	$315.3	$70.9	$297.4	$16.7	$-	$700.3

The following table summarizes NU's segmented total assets:

	Electric	Natural Gas
(Millions of Dollars)	Distribution	Distribution	Transmission	Other	Eliminations	Total
As of June 30, 2014	$16,942.5	$2,753.8	$6,934.1	$11,566.6	$(10,406.6)	$27,790.4
As of December 31, 2013	17,260.0	2,759.7	6,745.8	11,842.4	(10,812.4)	27,795.5

NORTHEAST UTILITIES AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related combined notes included in this combined Quarterly Report on Form 10-Q, the First Quarter 2014 Form 10-Q, and the 2013 Annual Report on Form 10-K.  References in this Form 10-Q to "NU," the "Company," "we," "us," and "our" refer to Northeast Utilities and its consolidated subsidiaries.  All per share amounts are reported on a diluted basis.  The unaudited condensed consolidated financial statements of NU, NSTAR Electric and PSNH and the unaudited condensed financial statements of CL&P and WMECO are herein collectively referred to as the "financial statements."

Refer to the Glossary of Terms included in this combined Quarterly Report on Form 10-Q for abbreviations and acronyms used throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The only common equity securities that are publicly traded are common shares of NU.  The earnings and EPS of each business discussed below do not represent a direct legal interest in the assets and liabilities allocated to such business but rather represent a direct interest in our assets and liabilities as a whole.  EPS by business is a financial measure not recognized under GAAP that is calculated by dividing the Net Income Attributable to Controlling Interest of each business by the weighted average diluted NU common shares outstanding for the year.  The discussion below also includes non-GAAP financial measures referencing our second quarter and first half of 2014 and 2013 earnings and EPS excluding certain integration costs related to NU's merger with NSTAR.  We use these non-GAAP financial measures to evaluate and to provide details of earnings by business and to more fully compare and explain our second quarter and first half of 2014 and 2013 results without including the impact of these non-recurring items.  Due to the nature and significance of these items on Net Income Attributable to Controlling Interest, we believe that the non-GAAP presentation is more representative of our financial performance and provides additional and useful information to readers of this report in analyzing historical and future performance by business.  These non-GAAP financial measures should not be considered as an alternative to reported Net Income Attributable to Controlling Interest or EPS determined in accordance with GAAP as an indicator of operating performance.

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

All such factors are difficult to predict, contain uncertainties that may materially affect our actual results and are beyond our control.  You should not place undue reliance on the forward-looking statements, each speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time and it is not possible for us to predict all of such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  For more information, see Item 1A, Risk Factors, included in this Quarterly Report on Form 10-Q and in NU's 2013 Annual Report on Form 10-K.  This Quarterly Report on Form 10-Q and NU's 2013 Annual Report on Form 10-K also describe material contingencies and critical accounting policies in the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations and Combined Notes to Condensed Consolidated Financial Statements (Unaudited).  We encourage you to review these items.

Financial Condition and Business Analysis

Executive Summary

The following items in this executive summary are explained in more detail in this combined Quarterly Report on Form 10-Q:

Results:

•

We earned $127.4 million, or $0.40 per share, in the second quarter of 2014, and $363.3 million, or $1.15 per share, in the first half of 2014, compared with $171 million, or $0.54 per share, in the second quarter of 2013 and $399.1 million, or $1.26 per share, in the first half of 2013.  Excluding integration costs, we earned $131.9 million, or $0.42 per share, in the second quarter of 2014, and $373.7 million, or $1.18 per share, in the first half of 2014, compared with $172.8 million, or $0.55 per share, in the second quarter of 2013, and $402.6 million, or $1.27 per share, in the first half of 2013.

•

Our electric distribution segment, which includes generation, earned $83.4 million, or $0.26 per share, in the second quarter of 2014 and $195.6 million, or $0.62 per share, in the first half of 2014, compared with earnings of $91.2 million, or $0.29 per share, in the second quarter of 2013 and $190.6 million, or $0.60 per share, in the first half of 2013.

•

Our transmission segment earned $43.9 million, or $0.14 per share, in the second quarter of 2014 and $118.8 million, or $0.37 per share, in the first half of 2014, compared with $76.8 million, or $0.25 per share, in the second quarter of 2013 and $156.7 million, or $0.50 per share, in the first half of 2013.  The decrease in the second quarter and first half of 2014 earnings, as compared to the same periods in 2013, was due primarily to the establishment of a $32.1 million after-tax reserve related to FERC ROE orders issued on June 19, 2014.

•

Our natural gas distribution segment earned $2 million, or $0.01 per share, in the second quarter of 2014 and $54.1 million, or $0.17 per share, in the first half of 2014, compared with $1.2 million in the second quarter of 2013 and $44.5 million, or $0.14 per share, in the first half of 2013.

•

NU parent and other companies had net losses of $1.9 million, or $0.01 per share, in the second quarter of 2014 and $5.2 million, or $0.01 per share, in the first half of 2014, compared with earnings of $1.8 million in the second quarter of 2013 and $7.3 million, or $0.02 per share, in the first half of 2013.  Second quarter and first half 2014 results reflect $4.5 million and $10.4 million, respectively, of after-tax integration costs.  Second quarter and first half 2013 results reflect $1.8 million and $3.5 million, respectively, of after-tax integration costs.

Legislative and Regulatory Items:

•

On June 9, 2014, CL&P filed an application with the PURA to amend customer rates, effective December 1, 2014.  CL&P requested an increase in base distribution rates of $116.7 million.  Based on the current schedule, we expect a final decision in December 2014.

•

On June 19, 2014, the FERC issued two orders in the pending base ROE complaint proceedings.  The first order addressed the joint complaint filed at FERC in September 2011 by several New England parties alleging that the base ROE of 11.14 percent was unjust and unreasonable.  The FERC set a single tentative base ROE of 10.57 percent for the refund period (October 1, 2011 through December 31, 2012) and the prospective period (beginning when FERC finalizes the base ROE).  The second order addressed a second joint complaint filed at FERC in December 2012 by additional New England parties alleging that the base ROE was unjust and unreasonable.  The complaint sought refunds for the 15-month period beginning January 1, 2013.  The FERC found that the second complaint raised issues of material fact and set this complaint for settlement or trial if settlement negotiations should be unsuccessful.  We recorded a series of reserves totaling $32.1 million after-tax at our electric subsidiaries to recognize the potential financial impact from the FERC's two orders for the two refund periods.

•

On July 7, 2014, Massachusetts enacted "An Act Relative to Natural Gas Leaks" (the Act).  The Act establishes a uniform natural gas leak classification standard for all Massachusetts natural gas utilities and a program that accelerates the replacement of aging natural gas infrastructure.  The Act also calls for the DPU to authorize natural gas utilities to design and offer programs to customers that will increase the availability, affordability and feasibility of natural gas service for new customers.

Liquidity:

•

Cash and cash equivalents totaled $34.1 million as of June 30, 2014, compared with $43.4 million as of December 31, 2013, while investments in property, plant and equipment totaled $724 million in the first half of 2014, compared with $700.3 million in the first half of 2013.

•

Cash flows provided by operating activities totaled $896.7 million in the first half of 2014, compared with $769 million in the first half of 2013.  The improved operating cash flows were due primarily to approximately $126 million in DOE Phase II proceeds received by CL&P, NSTAR Electric, PSNH and WMECO on June 1, 2014 from the Yankee Companies associated with the spent nuclear fuel litigation, the absence of cash disbursements for major storm restoration costs and the decrease of $82.2 million in Pension and PBOP Plan cash contributions, partially offset by an increase in income taxes paid in the first half of 2014 ($158 million), as compared to the first half of 2013 ($16 million).

•

In the first half of 2014, we issued $650 million of new long-term debt consisting of $100 million by Yankee Gas on January 2, 2014, $300 million by NSTAR Electric on March 7, 2014, and $250 million by CL&P on April 24, 2014.  These new issuances were used to repay approximately $375 million of existing long-term debt with the remainder used to pay short-term borrowings.

•

In the first half of 2014, we had cash dividends on common shares of $237.2 million, compared with $232 million in the first half of 2013.  On May 1, 2014, our Board of Trustees approved a common dividend payment of $0.3925 per share, which was paid on June 30, 2014 to shareholders of record as of May 30, 2014.

Overview

Consolidated:  A summary of our earnings by business, which also reconciles the non-GAAP financial measures of consolidated non-GAAP earnings and EPS, as well as EPS by business, to the most directly comparable GAAP measures of consolidated Net Income Attributable to Controlling Interest and diluted EPS, for the second quarter and first half of 2014 and 2013 is as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Millions of Dollars, Except	2014		2013		2014		2013
Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income Attributable to Controlling Interest (GAAP)	$127.4	$0.40	$171.0	$0.54	$363.3	$1.15	$399.1	$1.26
Regulated Companies	$129.3	$0.41	$169.2	$0.54	$368.5	$1.16	$391.8	$1.24
NU Parent and Other Companies	2.6	0.01	3.6	0.01	5.2	0.02	10.8	0.03
Non-GAAP Earnings	131.9	0.42	172.8	0.55	373.7	1.18	402.6	1.27
Integration Costs (after-tax)	(4.5)	(0.02)	(1.8)	(0.01)	(10.4)	(0.03)	(3.5)	(0.01)
Net Income Attributable to Controlling Interest (GAAP)	$127.4	$0.40	$171.0	$0.54	$363.3	$1.15	$399.1	$1.26

Excluding the impact of integration costs, our second quarter 2014 earnings decreased by $40.9 million, as compared to the second quarter of 2013.  The decrease was due primarily to the establishment of an after-tax reserve of $32.1 million related to the June 2014 FERC ROE orders.  For further information, see "FERC Regulatory Issues – FERC Base ROE Complaints" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.  In addition, earnings decreased as a result of higher depreciation expense and property taxes and lower retail electric sales, partially offset by lower general and administrative costs.

Excluding the impact of integration costs, our first half 2014 earnings decreased by $28.9 million, as compared to the first half of 2013, due primarily to the establishment of the $32.1 million after-tax reserve related to June 2014 FERC base ROE orders, the absence of a favorable impact from the resolution of a state income tax audit in the first quarter of 2013, and higher depreciation expense and property taxes.  Earnings were favorably impacted by higher retail electric and firm natural gas sales as a result of the colder weather in the first quarter of 2014, as compared to the first quarter of 2013, and lower general and administrative costs.

Regulated Companies:  Our Regulated companies consist of the electric distribution, transmission, and natural gas distribution segments.  Generation activities of PSNH and WMECO are included in our electric distribution segment.  A summary of our segment earnings for the second quarter and first half of 2014 and 2013 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions of Dollars)	2014	2013	2014	2013
Electric Distribution	$83.4	$91.2	$195.6	$190.6
Transmission	43.9	76.8	118.8	156.7
Natural Gas Distribution	2.0	1.2	54.1	44.5
Net Income - Regulated Companies	$129.3	$169.2	$368.5	$391.8

Our electric distribution segment earnings decreased $7.8 million in the second quarter of 2014, as compared to the second quarter of 2013, due primarily to a decrease of 2.9 percent in retail electric sales as a result of milder temperatures in late May and June, as compared to the same periods in 2013, the absence of regulatory interest income from stranded cost recoveries recognized in the second quarter of 2013, and higher depreciation and property tax expense, partially offset by lower general and administrative costs.

Our electric distribution segment earnings increased $5 million in the first half of 2014, as compared to the first half of 2013, due primarily to higher retail electric sales as a result of the colder weather in the first quarter of 2014, as compared to the first quarter of 2013, and a decrease in operations and maintenance costs that impact earnings.  Partially offsetting these favorable impacts were the absence of regulatory interest income from stranded cost recoveries in 2013, and higher depreciation and property tax expense.

Our transmission segment earnings decreased $32.9 million in the second quarter of 2014, as compared to the second quarter of 2013, due primarily to the establishment of the $32.1 million after-tax reserve related to the June 2014 FERC ROE orders, the net unfavorable impact on transmission revenues as a result of a refund to our customers in June 2014, partially offset by a higher transmission rate base as a result of an increased investment in our transmission infrastructure.

Our transmission segment earnings decreased $37.9 million in the first half of 2014, as compared to the first half of 2013, due primarily to the $32.1 million after-tax reserve related to the June 2014 FERC ROE orders, the absence of the favorable impact from the resolution of the state income tax audit in the first quarter of 2013, the net unfavorable impact on transmission revenues as a result of a refund to our customers in June 2014, partially offset by a higher transmission rate base as a result of an increased investment in our transmission infrastructure.

Our natural gas distribution segment earnings increased $0.8 million in the second quarter of 2014, as compared to the second quarter of 2013, due primarily to higher firm natural gas sales and peak demand revenues as a result of the addition of new natural gas heating customers.

Our natural gas distribution segment earnings increased $9.6 million in the first half of 2014, as compared to the first half of 2013, due primarily to higher firm natural gas sales and peak demand revenues as a result of colder weather in the first quarter of 2014, as well as the addition of new natural gas heating customers.

A summary of our retail electric GWh sales and percentage changes, as well as percentage changes in CL&P, NSTAR Electric, PSNH and WMECO retail electric GWh sales, is as follows:

	For the Three Months Ended June 30, 2014 Compared to 2013			For the Six Months Ended June 30, 2014 Compared to 2013
	Sales (GWh)		Percentage	Sales (GWh)		Percentage
NU – Electric	2014	2013	Decrease	2014	2013	Increase
Residential	4,510	4,720	(4.4)%	10,650	10,523	1.2%
Commercial (1)	6,591	6,754	(2.4)%	13,456	13,448	0.1%
Industrial	1,435	1,437	(0.1)%	2,778	2,736	1.5%
Total	12,536	12,911	(2.9)%	26,884	26,707	0.7%

	For the Three Months Ended June 30, 2014 Compared to 2013				For the Six Months Ended June 30, 2014 Compared to 2013
	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	NSTAR Electric	PSNH	WMECO
Electric	Percentage Increase/ (Decrease)	Percentage Decrease	Percentage Increase/ (Decrease)	Percentage Decrease	Percentage Increase	Percentage Increase/ (Decrease)	Percentage Increase	Percentage Increase/ (Decrease)
Residential	(5.3)%	(4.2)%	(1.8)%	(5.4)%	1.5%	0.2%	2.4%	0.9%
Commercial (1)	(2.0)%	(3.0)%	(0.6)%	(4.5)%	0.1%	(0.2)%	0.8%	(0.3)%
Industrial	3.4%	(6.9)%	1.7%	(3.2)%	3.8%	(1.9)%	3.2%	(2.8)%
Total	(2.8)%	(3.6)%	(0.6)%	(4.6)%	1.1%	(0.1)%	1.9%	(0.2)%

(1)

Commercial retail electric GWh sales include streetlighting and railroad retail sales.

A summary of our firm natural gas sales in million cubic feet and percentage changes, as well as percentage changes in Yankee Gas and NSTAR Gas, is as follows:

	For the Three Months Ended June 30, 2014 Compared to 2013			For the Six Months Ended June 30, 2014 Compared to 2013
	Sales (million cubic feet)		Percentage	Sales (million cubic feet)		Percentage
NU – Firm Natural Gas	2014	2013	Increase	2014	2013	Increase
Residential	5,169	4,970	4.0%	24,981	21,985	13.6%
Commercial	6,839	6,622	3.3%	26,467	23,393	13.1%
Industrial	4,916	4,665	5.4%	12,393	11,494	7.8%
Total	16,924	16,257	4.1%	63,841	56,872	12.3%
Total, Net of Special Contracts (1)	15,895	15,238	4.3%	61,445	54,660	12.4%

	For the Three Months Ended June 30, 2014 Compared to 2013		For the Six Months Ended June 30, 2014 Compared to 2013
	Sales (million cubic feet)		Sales (million cubic feet)
	Yankee Gas	NSTAR Gas	Yankee Gas	NSTAR Gas
	Percentage	Percentage	Percentage	Percentage
Firm Natural Gas	Increase/(Decrease)	Increase	Increase/(Decrease)	Increase
Residential	(3.4)%	9.6%	15.8%	12.2%
Commercial	5.4%	1.4%	16.6%	10.2%
Industrial	5.7%	4.5%	8.4%	6.4%
Total	3.3%	5.0%	13.9%	10.6%
Total, Net of Special Contracts (1)	3.7%		14.4%

(1)

Special contracts are unique to the customers who take service under such an arrangement and generally specify the amount of distribution revenue to be paid to Yankee Gas regardless of the customers' usage.

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

For the second quarter of 2014, our consolidated retail electric sales, consisting of the retail electric sales of CL&P, NSTAR Electric, PSNH, and WMECO, were lower, as compared to the same period in 2013, due primarily to milder temperatures in late May and June, compared with the same periods in 2013.  The second quarter of 2014 cooling degree days were 19 percent lower in Connecticut and western Massachusetts, 22 percent lower in the Boston metropolitan area, and 24 percent lower in New Hampshire, as compared to the second quarter of 2013.  Weather-normalized retail electric sales (based on 30-year average temperatures) decreased 1.7 percent in the second quarter of 2014, as compared to the second quarter of 2013.  We believe the decrease was due primarily to increased conservation efforts by our residential and commercial customer classes, which is driven by the energy efficiency programs sponsored by CL&P, NSTAR Electric and WMECO.

For the first half of 2014, our consolidated retail electric sales were higher, as compared to the same period in 2013, due primarily to colder weather in the first quarter of 2014.  The first half 2014 heating degree days were 12 percent higher in Connecticut, New Hampshire and western Massachusetts and 9 percent higher in the Boston metropolitan area, as compared to the first half of 2013.  Weather-normalized retail electric sales (based on 30-year average temperatures) decreased 0.1 percent in the first half of 2014, as compared to the first half of 2013.  We believe the decrease was due primarily to an increase in customer conservation efforts as noted above.

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

Our firm natural gas sales are subject to many of the same influences as our retail electric sales.  In addition, they have benefitted from historically favorable natural gas prices and customer growth across both operating companies.  In the second quarter and first half of 2014, consolidated firm natural gas sales, consisting of the firm natural gas sales of Yankee Gas and NSTAR Gas, were higher, as compared to the second quarter and first half of 2013, due primarily to colder weather in the first quarter of 2014, as compared to the same period in 2013, and customer growth in the first half of 2014, as compared to the same period in 2013.  The second quarter and first half of 2014 weather-normalized NU consolidated total firm natural gas sales increased 5.3 percent and 4.1 percent, respectively, as compared to the same periods in 2013.

NU Parent and Other Companies:  NU parent and other companies, which includes our competitive businesses, had net losses of $1.9 million and $5.2 million in the second quarter and first half of 2014, respectively, compared with earnings of $1.8 million and $7.3 million in the second quarter and first half of 2013, respectively.  Excluding the impact of integration costs, NU parent and other companies earned $2.6 million and $5.2 million in the second quarter and first half of 2014, respectively, compared with $3.6 million and $10.8 million in the second quarter and first half of 2013, respectively.  The decrease in first half of 2014 earnings was due to the absence of the favorable impact from the resolution of the state income tax audit, which provided a $5.8 million benefit to first half of 2013 earnings.

Liquidity

Consolidated:  Cash and cash equivalents totaled $34.1 million as of June 30, 2014, compared with $43.4 million as of December 31, 2013.

On April 24, 2014, CL&P issued $250 million of 4.30 percent 2014 Series A First Mortgage Bonds, due to mature in April 2044.  The proceeds, net of issuance costs, were used to repay short-term borrowings.

On April 15, 2014, NSTAR Electric repaid at maturity the $300 million of 4.875 percent debentures using short-term debt.

On July 15, 2014, PSNH repaid at maturity the $50 million of 5.25 percent Series L First Mortgage Bonds using short-term debt.

Effective July 23, 2014, NU parent, CL&P, PSNH, WMECO, NSTAR Gas and Yankee Gas amended their joint $1.45 billion revolving credit facility to extend the expiration date an additional year to September 6, 2019.  The revolving credit facility is to be used primarily to backstop NU parent's $1.45 billion commercial paper program.  The commercial paper program allows NU parent to issue commercial paper as a form of short-term debt.  As of June 30, 2014 and December 31, 2013, NU had $710.5 million and $1.01 billion, respectively, in short-term borrowings outstanding under the NU parent commercial paper program, leaving $739.5 million and $435.5 million of available borrowing capacity as of June 30, 2014 and December 31, 2013, respectively.  The weighted-average interest rate on these borrowings as of June 30, 2014 and December 31, 2013 was 0.25 percent and 0.24 percent, respectively, which is generally based on A2/P2 rated commercial paper.  As of June 30, 2014, there were intercompany loans from NU of $6.4 million to CL&P, $95 million to PSNH and $15.9 million to WMECO.  As of December 31, 2013, there were intercompany loans from NU of $287.3 million to CL&P and $86.5 million to PSNH.

Effective July 23, 2014, NSTAR Electric amended its $450 million revolving credit facility to extend the expiration date an additional year to September 6, 2019.  This facility serves to backstop NSTAR Electric's existing $450 million commercial paper program.  As of June 30, 2014 and December 31, 2013, NSTAR Electric had $194.5 million and $103.5 million, respectively, in short-term borrowings outstanding under its commercial paper program, leaving $255.5 million and $346.5 million, respectively, of available borrowing capacity as of June 30, 2014 and December 31, 2013, respectively.  The weighted-average interest rate on these borrowings as of June 30, 2014 and December 31, 2013 was 0.16 percent and 0.13 percent, respectively, which is generally based on A2/P1 rated commercial paper.

Cash flows provided by operating activities totaled $896.7 million in the first half of 2014, compared with $769 million in the first half of 2013.  The improved operating cash flows were due primarily to approximately $126 million in DOE Phase II Damages proceeds received by CL&P, NSTAR Electric, PSNH and WMECO on June 1, 2014 from the Yankee Companies associated with the spent nuclear fuel litigation, the absence of cash disbursements for major storm restoration costs and the decrease of $82.2 million in Pension and PBOP Plan cash contributions, partially offset by an increase in income taxes paid in the first half of 2014 ($158 million), as compared to the first half of 2013 ($16 million).  For further information on the spent nuclear fuel litigation, see Note 8C, "Commitments and Contingencies – Contractual Obligations – Yankee Companies," in this combined Quarterly Report on Form 10-Q.

On April 7, 2014, Fitch affirmed the corporate credit ratings and outlook of NU, CL&P, NSTAR Electric, PSNH, WMECO and NSTAR Gas.  On April 25, 2014, S&P affirmed the corporate credit ratings and revised the outlooks to positive from stable of NU, CL&P, NSTAR Electric, PSNH, WMECO, Yankee Gas and NSTAR Gas.

In the first half of 2014, we had cash dividends on common shares of $237.2 million, compared with $232 million in the first half of 2013.  On May 1, 2014, our Board of Trustees approved a common dividend payment of $0.3925 per share, which was paid on June 30, 2014 to shareholders of record as of May 30, 2014.

In the first half of 2014, CL&P, NSTAR Electric, PSNH, and WMECO paid $85.6 million, $253 million, $33 million, and $49 million, respectively, in common dividends to NU parent.

Investments in Property, Plant and Equipment on the accompanying statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized portions of pension expense.  In the first half of 2014, investments for NU, CL&P, NSTAR Electric, PSNH, and WMECO were $724 million, $221.4 million, $213.5 million, $117.4 million, and $61.5 million, respectively.

Business Development and Capital Expenditures

Consolidated:  Our consolidated capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized portions of pension expense (all of which are non-cash factors), totaled $706.2 million in the first half of 2014, compared with $644 million in the first half of 2013.  These amounts included $25.5 million and $6.7 million in the first half of 2014 and 2013, respectively, related to our corporate service companies, NUSCO and RRR.

Transmission Business:  Overall, transmission business capital expenditures increased by $9.6 million in the first half of 2014, as compared to the first half of 2013.  A summary of transmission capital expenditures by company for the first half of 2014 and 2013 is as follows:

	For the Six Months Ended June 30,
(Millions of Dollars)	2014	2013
CL&P	$111.6	$84.1
NSTAR Electric	70.2	79.3
PSNH	44.3	35.0
WMECO	33.1	41.5
NPT	12.4	22.1
Total Transmission Segment	$271.6	$262.0

NEEWS:  GSRP, the first, largest and most complicated project within the NEEWS family of projects was fully energized on November 20, 2013.  As of June 30, 2014, CL&P and WMECO have placed $638.1 million in service with minimal remaining close-out activities continuing throughout the remainder of 2014.

The Interstate Reliability Project, which includes CL&P's construction of an approximately 40-mile, 345 kV overhead line from Lebanon, Connecticut to the Connecticut-Rhode Island border in Thompson, Connecticut where it will connect to transmission enhancements being constructed by National Grid in Rhode Island and Massachusetts, is the second major NEEWS project.  As of May 2014, all three states have issued siting approvals.  Completing all the project permit requirements, the Army Corps of Engineers issued its permit on the project in the first quarter of 2014.  Project construction is underway in all three states.  NU's portion of the cost is estimated to be $218 million and construction on its portion of the project is approximately 40 percent complete as of June 30, 2014.  The project is expected to be placed in service by the end of 2015.

The Greater Hartford Central Connecticut Study (GHCC), which includes the reassessment of the Central Connecticut Reliability Project, continues to make progress.  The final need results showed existing and worsening severe regional and local thermal overloads and voltage violations within each of the areas studied and across the interfaces of those areas.  These results were presented to the ISO-NE Planning Advisory Committee in November 2013.  On July 15, 2014, ISO-NE presented the preferred transmission solutions to its Planning Advisory Committee.  These solutions are comprised of many 115 kV upgrades and are expected to cost approximately $350 million and be placed in service in late 2017.

Included as part of NEEWS are associated reliability related projects, $93.1 million of which have been placed in service.  As of June 30, 2014, all construction on the associated reliability related projects has been completed.

Through June 30, 2014, CL&P and WMECO capitalized $292 million and $573.4 million, respectively, in costs associated with NEEWS, of which $39.2 million and $6.4 million, respectively, were capitalized in the first half of 2014.

Northern Pass:  Northern Pass is NU's planned HVDC transmission line from the Québec-New Hampshire border to Franklin, New Hampshire and an associated alternating current radial transmission line between Franklin and Deerfield, New Hampshire.  Northern Pass will interconnect at the Québec-New Hampshire border with a planned HQ HVDC transmission line.  NPT received ISO-NE approval under Section I.3.9 of the ISO tariff in 2013.  By approving the project's Section I.3.9 application, ISO-NE determined that Northern Pass can reliably interconnect with the New England grid with no significant adverse effect on the reliability or operating characteristics of the regional energy grid and its participants.  The $1.4 billion project is subject to comprehensive federal and state public permitting processes and is expected to be operational in the second half of 2017.  The DOE continues to work on the draft Environmental Impact Statement (EIS) for Northern Pass.  This includes a review of both the recommended route and various alternative routes.  We expect the DOE to issue the draft EIS in late 2014.  Once it is published, the DOE will commence a process of receiving written and verbal comments on the draft EIS and we expect the issuance of a final EIS in the second half of 2015.  We expect to file the state permit application in January 2015 after receipt of the draft EIS.

Greater Boston Reliability and Boston Network Improvements:  As a result of continued analysis of the transmission needs to enhance system reliability and improve capacity in eastern Massachusetts, NSTAR Electric and PSNH expect to implement a series of new transmission initiatives over the next five years.  We expect ISO-NE to select preferred solutions in the second half of 2014, and project costs to be approximately $495 million for these new initiatives.

Distribution Business:  A summary of distribution capital expenditures by company for the first half of 2014 and 2013 is as follows:

	For the Six Months Ended June 30,
(Millions of Dollars)	2014	2013
CL&P:
Basic Business	$24.3	$27.8
Aging Infrastructure	74.7	71.3
Load Growth	34.7	31.8
Total CL&P	133.7	130.9
NSTAR Electric:
Basic Business	50.2	48.3
Aging Infrastructure	53.1	51.3
Load Growth	14.7	13.4
Total NSTAR Electric	118.0	113.0
PSNH:
Basic Business	14.1	8.5
Aging Infrastructure	26.5	20.0
Load Growth	13.1	10.1
Total PSNH	53.7	38.6
WMECO:
Basic Business	4.5	3.7
Aging Infrastructure	8.1	10.8
Load Growth	2.8	3.3
Total WMECO	15.4	17.8
Total - Electric Distribution (excluding Generation)	320.8	300.3
PSNH Generation	5.2	4.3
WMECO Generation	7.4	0.3
Total - Natural Gas	75.7	70.3
Total Electric and Natural Gas Distribution Segment	$409.1	$375.2

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

FERC Regulatory Issues

FERC Base ROE Complaints:  On September 30, 2011, a complaint was filed jointly at FERC under Sections 206 and 306 of the Federal Power Act by several New England state attorneys general, state regulatory commissions, consumer advocates and other parties (the "Complainants").  The Complainants alleged that the base ROE of 11.14 percent that has been utilized since 2006 in the calculation of formula rates for transmission service under the ISO-NE Open Access Transmission Tariff by NETOs, including CL&P, NSTAR Electric, PSNH and WMECO, was unjust and unreasonable and asserted that the rate was excessive due to changes in the capital markets.  Complainants sought an order to reduce the base ROE, effective October 1, 2011, and to require refunds.  The FERC set the case for trial before a FERC ALJ after settlement negotiations were unsuccessful in August 2012.

On August 6, 2013, the FERC ALJ issued an initial decision finding that the base ROE in effect from October 1, 2011 through December 31, 2012 (refund period) was not reasonable, and recommended separate base ROEs for the refund period of 10.6 percent and for the period beginning when FERC issues its final decision (prospective period) of 9.7 percent, leaving policy considerations and additional adjustments to the FERC.  In the third quarter of 2013, the Company recorded a series of reserves at its electric subsidiaries to recognize the potential financial impact from the FERC ALJ's initial decision for the refund period.  The aggregate after-tax charge to third quarter 2013 earnings totaled $14.3 million at NU, which represented reserves of $7.7 million at CL&P, $3.4 million at NSTAR Electric, $1.4 million at PSNH and $1.8 million at WMECO.

On June 19, 2014, FERC issued an order partially affirming and partially reversing the ALJ's initial decision.  FERC set a single tentative base ROE of 10.57 percent for the refund period and prospective period.  FERC also modified its traditional methodology by adopting a two-step discounted cash flow analysis that it utilizes to determine the ROEs of both natural gas and oil pipeline projects.  Using this methodology, FERC determined a new zone of reasonableness of 7.03 percent to 11.74 percent, and set the tentative base ROE at the 75th percentile of this new zone.  FERC also stated that a utility's total ROE inclusive of transmission incentive ROE adders, should not exceed the top of the new zone of reasonableness produced by this methodology.  FERC instituted a paper hearing on the long-term growth rate portion of the methodology, before it issues a final determination on the base ROE.  On July 21, 2014, the NETOs and Complainants filed rehearing requests in this proceeding.

On December 27, 2012, a second complaint was filed jointly at FERC by several additional consumer groups and municipal parties, which challenged the NETOs' base ROE and sought refunds for the 15-month period beginning January 1, 2013.  On June 19, 2014, the FERC issued a second order finding that the complaint raised issues of material fact, and set this complaint for trial, should settlement negotiations be unsuccessful.  FERC stated that it could issue an order in this case by mid-2016.  On July 21, 2014, the NETOs filed a rehearing request in this proceeding.

Though NU cannot predict the ultimate outcome of this proceeding, in the second quarter of 2014, the Company recorded a series of reserves at its electric subsidiaries to recognize the potential financial impact from the FERC's two orders issued on June 19, 2014 for the two refund periods.  The aggregate after-tax charge to second quarter 2014 earnings totaled $32.1 million at NU, which represented reserves of $18.5 million at CL&P, $6.1 million at NSTAR Electric, $2 million at PSNH and $5.5 million at WMECO.

On July 31, 2014, the Complainants filed an additional complaint with FERC.  At this time, the Company cannot determine the outcome of this complaint.

Regulatory Developments and Rate Matters

The Regulated companies' distribution rates are set by their respective state regulatory commissions, and their tariffs include mechanisms for periodically adjusting their rates for the recovery of specific incurred costs.  Other than as described below, for the first half of 2014, changes made to the Regulated companies' rates did not have a material impact on their earnings, financial position, or cash flows.  For further information, see "Financial Condition and Business Analysis – Regulatory Developments and Rate Matters" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the NU 2013 Annual Report on Form 10-K.

Connecticut:

Distribution Rates:  On June 9, 2014, CL&P filed an application with the PURA to amend customer rates, effective December 1, 2014.  CL&P requested an increase in total distribution rates of $231.5 million.  The increase includes a base distribution rate increase of $116.7 million, an increase for the annual recovery of $89.5 million of previously approved 2011 and 2012 deferred storm restoration costs totaling $365 million, and an increase of $25.3 million for previously approved electric system resiliency costs.  Currently, hearings are scheduled to occur in late August through September, and a final decision is expected in December 2014.

On June 17, 2014, PURA ordered CL&P to use the DOE Phase II Damages proceeds of $65.4 million received on June 1, 2014 to offset the $365 million in 2011 and 2012 deferred storm restoration costs that were approved for recovery by the PURA on March 12, 2014.  For further information on the spent nuclear fuel litigation awards, see Note 8C, "Commitments and Contingencies – Contractual Obligations – Yankee Companies."  As a result, CL&P will now recover approximately $300 million in storm costs from customers, which will be reflected in final rates approved by PURA at the conclusion of the current CL&P distribution rate case.

New Hampshire:

Generation:  In 2013, the NHPUC opened a docket to investigate market conditions affecting PSNH's ES rate, how PSNH will maintain just and reasonable rates in light of those conditions, and any impact of PSNH's generation ownership on the New Hampshire competitive electric market.  In a 2013 NHPUC staff report accepted by the NHPUC, the NHPUC staff recommended that the NHPUC examine whether default service rates remain sustainable on a going forward basis, define "just and reasonable" with respect to default service in the context of competitive retail markets, analyze the current and expected value of PSNH's generating units, and identify means to mitigate and address stranded cost recovery.  In October 2013, the New Hampshire Legislative Oversight Committee on Electric Utility Restructuring (Oversight Committee) requested that the NHPUC conduct an analysis to determine whether it is now in the economic interest of PSNH's retail customers for PSNH to divest its interest in generation plants.  On November 1, 2013, the Oversight Committee asked for a preliminary report by April 1, 2014 that would include a third party valuation of PSNH's generating assets and a report from NHPUC staff members concerning customers' economic interests in those generating assets.

On April 1, 2014, the NHPUC staff issued a "Preliminary Status Report Addressing the Economic Interest of PSNH's Retail Customers as it Relates to the Potential Divestiture of PSNH's Generating Plants," which included a consultant's analysis of the fair market value of PSNH generating assets and long-term power purchase contracts.  The consultant's analysis estimated the fair market value of PSNH's generation assets to be $225 million as of December 31, 2013 and compared that amount to a stated net book value of $660 million, implying potential "stranded costs" in excess of $400 million.  NHPUC staff made three recommendations: (1) that any further actions relating to PSNH's generating assets await a final decision in the Clean Air Project (scrubber) prudence proceeding; (2) that existing laws regarding divestiture, energy service, and cost recovery be harmonized; and (3) that ISO-NE provide input on the economic and reliability consequences of retirement of PSNH's coal- and oil-fired electric generating plants.

During its 2014 session, in response to the NHPUC staff report, the House and Senate passed a bill, which enacted changes to the laws governing divestiture of PSNH's generating assets.  That bill requires the NHPUC to initiate a proceeding before January 1, 2015, to determine whether all or some of PSNH's generation assets should be divested.  A progress report from the NHPUC must be made by March 31, 2015.  The bill also changes the law to give the NHPUC express authority to order the divestiture of all or some of PSNH's generation assets if the NHPUC finds it is in the economic interest of customers to do so.  The bill also clarifies the definition of "stranded costs" to include costs approved for recovery by the NHPUC in connection with the divestiture or retirement of PSNH's generation assets.

In the event of generation asset divestiture or retirement, present law, the PSNH Restructuring Settlement Agreement approved in 2000, and the Bill all require that the NHPUC provide recovery of any stranded costs by PSNH.  We continue to believe all costs and generation investments are probable of recovery.

Legislative and Policy Matters

Massachusetts:

Gas Replacement and Expansion:  On July 7, 2014, Massachusetts enacted "An Act Relative to Natural Gas Leaks" (the Act).  The Act establishes a uniform natural gas leak classification standard for all Massachusetts natural gas utilities and a program that accelerates the replacement of aging natural gas infrastructure.  The program will enable companies, including NSTAR Gas, to better manage the scheduling and costs of replacement.  The Act also calls for the DPU to authorize natural gas utilities to design and offer programs to customers that will increase the availability, affordability and feasibility of natural gas service for new customers.

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

Other Matters

Accounting Standards Recently Adopted:  For information regarding new accounting standards, see Note 1B, "Summary of Significant Accounting Policies –Accounting Standards," to the financial statements.

Contractual Obligations and Commercial Commitments:  Refer to Note 8B, "Commitments and Contingencies – Long-Term Contractual Arrangements," for discussion of material changes to contractual obligations.

Web Site:  Additional financial information is available through our web site at www.nu.com.  Information contained on the Company's website or that can be accessed through the website is not incorporated into and does not constitute a part of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS – NORTHEAST UTILITIES AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items for the condensed consolidated statements of income for NU included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2014 and 2013:

	Operating Revenues and Expenses				Operating Revenues and Expenses
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
			Increase/				Increase/
(Millions of Dollars)	2014	2013	(Decrease)	Percent	2014	2013	(Decrease)	Percent
Operating Revenues	$1,677.6	$1,635.9	$41.7	2.5%	$3,968.2	$3,630.9	$337.3	9.3%
Operating Expenses:
Purchased Power, Fuel and Transmission	624.2	488.3	135.9	27.8	1,602.4	1,236.1	366.3	29.6
Operations and Maintenance	373.2	357.2	16.0	4.5	724.9	703.3	21.6	3.1
Depreciation	152.2	159.5	(7.3)	(4.6)	303.0	314.5	(11.5)	(3.7)
Amortization of Regulatory Assets/(Liabilities), Net	(3.5)	54.6	(58.1)	(a)	54.4	108.6	(54.2)	(49.9)
Amortization of Rate Reduction Bonds	-	8.1	(8.1)	(100.0)	-	42.6	(42.6)	(100.0)
Energy Efficiency Programs	102.7	94.1	8.6	9.1	241.5	199.9	41.6	20.8
Taxes Other Than Income Taxes	134.8	123.5	11.3	9.1	280.3	256.4	23.9	9.3
Total Operating Expenses	1,383.6	1,285.3	98.3	7.6	3,206.5	2,861.4	345.1	12.1
Operating Income	$294.0	$350.6	$(56.6)	(16.1)%	$761.7	$769.5	$(7.8)	(1.0)%

(a)	Percent greater than 100 percent not shown as it is not meaningful.

Operating Revenues
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Millions of Dollars)	2014	2013	Increase/ (Decrease)	Percent	2014	2013	Increase/ (Decrease)	Percent
Electric Distribution	$1,261.8	$1,221.6	$40.2	3.3%	$2,847.8	$2,595.8	$252.0	9.7%
Natural Gas Distribution	195.5	154.1	41.4	26.9	628.3	515.9	112.4	21.8
Total Distribution	1,457.3	1,375.7	81.6	5.9	3,476.1	3,111.7	364.4	11.7
Transmission	206.9	247.9	(41.0)	(16.5)	458.9	487.4	(28.5)	(5.8)
Total Regulated Companies	1,664.2	1,623.6	40.6	2.5	3,935.0	3,599.1	335.9	9.3
Other and Eliminations	13.4	12.3	1.1	8.9	33.2	31.8	1.4	4.4
Total Operating Revenues	$1,677.6	$1,635.9	$41.7	2.5%	$3,968.2	$3,630.9	$337.3	9.3%

A summary of our retail electric sales and firm natural gas sales were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
			Increase/
	2014	2013	(Decrease)	Percent	2014	2013	Increase	Percent
Retail Electric Sales in GWh	12,536	12,911	(375)	(2.9)%	26,884	26,707	177	0.7%
Firm Natural Gas Sales in Million Cubic Feet	16,924	16,257	667	4.1	63,841	56,872	6,969	12.3

Operating Revenues increased in the second quarter of 2014, as compared to the second quarter of 2013.  The increase primarily reflects higher costs associated with purchasing electricity and natural gas on behalf of our customers.  Fluctuations in these energy supply costs are recovered from customers in rates and therefore have no impact on earnings.  Retail electric sales volumes decreased 2.9 percent from the second quarter of 2013 as a result of milder temperatures in late May and June of 2014, as well as the impact of utility-sponsored energy efficiency programs.  Firm natural gas sales volume increased 4.1 percent from the second quarter of 2013 as customer growth and economic conditions in our service territory have shown steady improvement over the past year.

As noted above, our respective utility-sponsored energy efficiency programs have the impact of reducing both retail electric and firm natural gas sales.  Certain utility operating companies are permitted to bill customers for lost base revenues related to reductions in sales volume as a result of their energy efficiency.  In the second quarter of 2014, base electric and natural gas distribution revenues decreased $3 million, compared to the second quarter of 2013 (including the impact from the recognition of lost base revenues).

Transmission revenues decreased in the second quarter of 2014, as compared to the second quarter of 2013, due primarily to the impact of the reserves recorded during the second quarter of 2014 as a result of the FERC ROE orders issued in the FERC base ROE complaints.  For further information, see "FERC Regulatory Issues - FERC Base ROE Complaints" in this Management's Discussion and Analysis.

Operating Revenues increased in the first half of 2014, as compared to the first half of 2013.  The increase reflects higher retail electric and firm natural gas sales volumes primarily as a result of the significantly colder weather in the first quarter of 2014, as compared to the same period in 2013, and the overall impact of higher costs associated with the procurement of energy supply.  Our energy supply costs were impacted by higher natural gas transportation costs which, in addition to its impact on the cost of natural gas purchased on behalf of our retail natural gas customers, had an adverse impact on the cost of purchased electric energy for our retail electric customers.  Fluctuations in energy supply costs are recovered from customers in rates and therefore have no impact on earnings.

As noted above, the increase in distribution revenues reflects an increase of approximately 0.7 percent in retail electric sales and 12.3 percent in firm natural gas sales.  The increase in sales volumes was driven primarily by the cold winter weather experienced throughout our service territories in the first quarter of 2014.  The winter was significantly colder than both normal and the same period last year throughout New England.  Weather-normalized retail electric sales (based on 30-year average temperatures) decreased 0.1 percent in the first half of 2014, as compared to the same period in 2013, reflecting the impact of our utility-sponsored energy efficiency programs.  Weather-normalized total firm natural gas sales increased 4.1 percent in the first half of 2014, as compared to the same period in 2013, due primarily to residential and commercial customer growth.

Certain utility operating companies are permitted to bill customers for lost base revenues related to reductions in sales volume as a result of their energy efficiency.  In the first half of 2014, base electric and natural gas distribution revenues increased $38 million, compared to the first half of 2013 (including the impact from the recognition of lost base revenues).

Transmission revenues decreased in the first half of 2014, as compared to the first half of 2013, due primarily to the impact of the reserve recorded during the second quarter of 2014 as a result of the FERC ROE orders issued in the FERC base ROE complaints.

Purchased Power, Fuel and Transmission increased for the three and six months ended June 30, 2014, as compared to the same periods in 2013, due primarily to the following:

	Three Months Ended	Six Months Ended
(Millions of Dollars)	Increase/(Decrease)	Increase/(Decrease)
Electric distribution segment fuel and energy supply costs	$139.6	$334.7
Firm natural gas sales related costs	35.3	69.2
Transmission segment costs	(0.7)	(3.2)
All other (including eliminations)	3.6	15.7
Partially offset by:
Electric distribution segment purchased power and deferred fuel costs	(41.9)	(50.1)
	$135.9	$366.3

Operations and Maintenance expense includes costs that are recovered in rates through cost tracking mechanisms, which have no earnings impact (tracked costs), and costs that are recovered through base electric and natural gas distribution rates (and therefore impact earnings).  Operations and Maintenance increased for the three and six months ended June 30, 2014, as compared to the same periods in 2013, due primarily to the following:

	Three Months Ended	Six Months Ended
(Millions of Dollars)	Increase/(Decrease)	Increase/(Decrease)
Base Electric Distribution:
Bad debt expense	$2.0	$5.2
Implementation of a new outage restoration program at CL&P	3.7	3.8
Employee costs, including pension and benefit related costs	(20.2)	(30.9)
Storm costs	0.4	(4.8)
Other operations and maintenance	7.2	9.1
Total Base Electric Distribution	(6.9)	(17.6)
Total Natural Gas Distribution	(1.1)	3.0
Total Tracked costs (Transmission and Electric Distribution)	14.4	23.5
Total Distribution and Transmission	6.4	8.9
Other and eliminations:
Integration and severance costs	4.7	11.5
All other (including eliminations)	4.9	1.2
Total Operations and Maintenance	$16.0	$21.6

The Operations and Maintenance expenses that are recovered through base electric distribution rates (and therefore impact earnings) decreased $6.9 million and $17.6 million, respectively, for the three and six months ended June 30, 2014, as compared to the same periods in 2013.  The Operations and Maintenance expenses that are recovered through cost tracking mechanisms (and therefore have no earnings impact) increased $14.4 million and $23.5 million, respectively, for the three and six months ended June 30, 2014, as compared to the same periods in 2013.  These increases were primarily driven by an increase in bad debt expense ($4.2 million and $8.2 million, respectively) and higher operation and maintenance costs at the PSNH generation business due to the timing of planned outages ($4.2 million and $5.1 million, respectively) for the three and six months ended June 30, 2014, as compared to the same periods in 2013.

Depreciation decreased for the three and six months ended June 30, 2014, as compared to the same periods in 2013, due primarily to a decrease in CYAPC and YAEC decommissioning costs ($12.5 million and $25 million, respectively), partially offset by an increase related to higher utility plant balances resulting from completed construction projects placed into service ($5 million and $10.6 million, respectively).

Amortization of Regulatory Assets/(Liabilities), Net decreased for the three and six months ended June 30, 2014, as compared to the same periods in 2013, due primarily to the following:

	Three Months Ended	Six Months Ended
(Millions of Dollars)	Increase/(Decrease)	Increase/(Decrease)
Recovery of stranded costs at NSTAR Electric	$(55.1)	$(86.4)
Increases in the SCRC, ES and other amortizations at PSNH	(21.5)	(5.8)
Amortization of previously deferred congestion costs at CL&P	19.1	38.3
Other	(0.6)	(0.3)
	$(58.1)	$(54.2)

Amortization of Rate Reduction Bonds decreased for the three and six months ended June 30, 2014, as compared to the same periods in 2013, due to the maturity in 2013 of RRBs of NSTAR Electric, PSNH, and WMECO.

Energy Efficiency Programs increased for the three and six months ended June 30, 2014, as compared to the same periods in 2013, due primarily to an increase in energy efficiency costs in accordance with the three-year program guidelines established by the DPU at NSTAR Electric and WMECO and expanded energy conservation programs at CL&P in 2014, partially offset by a decrease in the amortization of previously deferred costs at NSTAR Electric.  All costs are fully recovered through approved tracking mechanisms and therefore do not impact earnings.

Taxes Other Than Income Taxes increased for the three and six months ended June 30, 2014, as compared to the same periods in 2013, due primarily to an increase in property taxes ($9.1 million and $16.6 million, respectively) as a result of both an increase in utility plant balances and property tax rates, and an increase in the Connecticut gross earnings tax ($2.2 million and $8.2 million, respectively) attributable to an increase in retail revenues.

Interest Expense increased $5.6 million and $19.4 million for the three and six months ended June 30, 2014, as compared to the same periods in 2013, respectively, due primarily to the absence in 2014 of the favorable impact from the resolution of a Connecticut state income tax audit in the first quarter of 2013 ($8.8 million for the six months), lower interest income on deferred transition costs ($3.5 million and $8 million, respectively), and an increase in interest on long-term debt ($1.5 million and $3.6 million, respectively) as a result of new debt issuances in the second quarter and first half of 2014.

Other Income, Net decreased $5.5 million in the first half of 2014, as compared to the first half of 2013, due primarily to lower unrealized gains on the assets supporting the deferred compensation plans ($5.3 million).

Income Tax Expense

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Millions of Dollars)	2014	2013	Decrease	Percent	2014	2013	Increase	Percent
Income Tax Expense	$77.8	$95.6	$(17.8)	(18.6)%	$219.3	$216.1	$3.2	1.5%

Income Tax Expense decreased for the three months ended June 30, 2014, as compared to the same period in 2013, due primarily to lower pre-tax earnings ($2.5 million) and the tax benefit impact from the reserve recorded in the second quarter of 2014 as a result of the FERC ROE orders issued in the FERC base ROE complaints ($22.1 million), partially offset by higher state taxes ($4.6 million) and various other tax impacts ($2.2 million).

Income Tax Expense increased for the six months ended June 30, 2014, as compared to the same period in 2013, due primarily to higher pre-tax earnings ($10.6 million), higher state taxes ($8.6 million), the absence of the favorable impact from the resolution of a state income tax audit in the first quarter of 2013 ($4.8 million), and various other tax impacts ($1.3 million), partially offset by the tax benefit impact from the reserve recorded as a result of the FERC ROE orders issued in the FERC base ROE complaints ($22.1 million).

RESULTS OF OPERATIONS – THE CONNECTICUT LIGHT AND POWER COMPANY

The following  provides the amounts and variances in operating revenues and expense line items for the condensed statements of income for CL&P included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2014 and 2013:

	Operating Revenues and Expenses				Operating Revenues and Expenses
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Millions of Dollars)	2014	2013	Increase/ (Decrease)	Percent	2014	2013	Increase/ (Decrease)	Percent
Operating Revenues	$587.3	$569.3	$18.0	3.2%	$1,321.9	$1,193.4	$128.5	10.8%
Operating Expenses:
Purchased Power and Transmission	199.8	184.8	15.0	8.1	481.2	414.1	67.1	16.2
Operations and Maintenance	131.8	123.8	8.0	6.5	241.3	232.6	8.7	3.7
Depreciation	46.6	45.1	1.5	3.3	92.7	87.6	5.1	5.8
Amortization of Regulatory Assets, Net	19.6	0.5	19.1	(a)	49.5	11.2	38.3	(a)
Energy Efficiency Programs	35.3	20.8	14.5	69.7	78.0	43.7	34.3	78.5
Taxes Other Than Income Taxes	62.1	57.5	4.6	8.0	129.1	117.7	11.4	9.7
Total Operating Expenses	495.2	432.5	62.7	14.5	1,071.8	906.9	164.9	18.2
Operating Income	$92.1	$136.8	$(44.7)	(32.7)%	$250.1	$286.5	$(36.4)	(12.7)%

(a) Percent greater than 100 percent not shown as it is not meaningful.

Operating Revenues
CL&P's retail sales were as follows:
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2014	2013	Decrease	Percent	2014	2013	Increase	Percent
Retail Sales in GWh	5,050	5,194	(144)	(2.8)%	10,999	10,875	124	1.1%

CL&P's Operating Revenues increased in the second quarter of 2014, as compared to the same period of 2013.  The increase primarily reflects higher costs associated with purchasing electricity on behalf of our customers.  Fluctuations in these energy supply costs are recovered from customers in rates and therefore have no impact on earnings.  Partially offsetting this increase was the impact of the reserve recorded during the second quarter of 2014 as a result of the FERC ROE orders issued in the FERC base ROE complaints.  For further information, see "FERC Regulatory Issues - FERC Base ROE Complaints" in this Management's Discussion and Analysis.  In addition, retail sales volumes decreased 2.8 percent in the second quarter of 2014, as compared to the same period in 2013, as a result of milder temperatures in late May and June of 2014.

CL&P's Operating Revenues increased in the first half of 2014, as compared to the first half of 2013.  The increase reflects higher retail sales volumes of 1.1 percent as a result of significantly colder weather in the first quarter of 2014, as compared to the same period in 2013, and the overall impact of higher costs associated with the procurement of energy supply.  The energy supply costs were impacted by higher natural gas transportation costs, which had an adverse impact on the cost of purchased electric energy for our retail customers.  Fluctuations in energy supply costs are recovered from customers in rates and therefore have no impact on earnings.  Partially offsetting this increase was the impact of the reserve recorded during the second quarter of 2014 as a result of the FERC ROE orders issued in the FERC base ROE complaints.

Purchased Power and Transmission increased for the three and six months ended June 30, 2014, as compared to the same periods in 2013, due primarily to the following:

	Three Months Ended	Six Months Ended
(Millions of Dollars)	Increase/(Decrease)	Increase/(Decrease)
GSC Supply Costs	$3.2	$104.4
Transmission Costs	5.4	11.8
Deferred Fuel Costs	26.8	(29.0)
Purchased Power Costs	(15.6)	(15.2)
Other	(4.8)	(4.9)
	$15.0	$67.1

The increase in GSC supply costs was due primarily to higher average supply prices and an increase in GSC loads as a result of an increase in retail sales and customers returning to standard offer from third party suppliers.  On July 1, 2013, CL&P began to procure approximately 30 percent of GSC load.  Costs associated with the remaining 70 percent of the GSC load are the contractual amounts CL&P must pay to various energy suppliers that have been awarded the right to supply standard service and supplier of last resort service load through a competitive solicitation process.  The increase in transmission costs was the result of an increase in the retail transmission deferral, which reflects the actual costs of transmission service compared to estimated billed amounts.  The decrease in deferred fuel costs for the six months ended June 30, 2014 was due primarily to higher average electric supply prices, as compared to the prices projected when standard service rates were set.  Purchased Power and Transmission costs are included in PURA-approved tracking mechanisms and do not impact earnings.

Operations and Maintenance expense includes costs that are recovered in rates through cost tracking mechanisms, which have no earnings impact (tracked costs), and costs that are recovered through base electric distribution rates (and therefore impact earnings).  Operations and Maintenance increased in the second quarter of 2014, as compared to the same period in 2013, driven by a $5.2 million increase in tracked costs that have no earnings impact, which was primarily attributable to higher bad debt expense of $3.6 million.  There was also an increase in costs that impact earnings of $2.8 million, which was primarily attributable to the implementation of a new outage restoration program of $3.7 million, higher routine vegetation management costs of $3.7 million and higher bad debt expense of $1.3 million, partially offset by lower employee costs (including pension and benefit related costs) of $8.4 million.

Operations and Maintenance increased in the first half of 2014, as compared to the same period in 2013, driven by a $9.6 million increase in costs that have no earnings impact, primarily attributable to higher bad debt expense of $7.2 million.  Partially offsetting this increase was a decrease in costs that impact earnings of $0.9 million, primarily attributable to lower employee costs (including pension and benefit related costs) of $13.1 million, partially offset by the implementation of a new outage restoration program of $3.8 million, higher bad debt expense of $2.9 million and higher routine vegetation management costs of $3.4 million.

Depreciation increased for the three and six months ended June 30, 2014, as compared to the same periods in 2013, due primarily to higher utility plant balances resulting from completed construction projects placed into service.

Amortization of Regulatory Assets, Net increased for the three and six months ended June 30, 2014, as compared to the same periods in 2013, due primarily to an increase in amortization expense related to previously deferred congestion charges.

Energy Efficiency Programs increased for the three and six months ended June 30, 2014, as compared to the same periods in 2013, due primarily to expanded energy conservation programs in 2014.  All costs are fully recovered through PURA-approved tracking mechanisms and therefore do not impact earnings.

Taxes Other Than Income Taxes increased for the three and six months ended June 30, 2014, as compared to the same periods in 2013, due primarily to an increase in property taxes as a result of both an increase in utility plant balances and property tax rates ($3.9 million and $7.8 million, respectively).  In addition, there was an increase in the Connecticut gross earnings tax attributable to an increase in retail revenues ($1.1 million and $4.7 million, respectively).

Interest Expense increased $3.5 million and $8 million for the three and six months ended June 30, 2014, as compared to the same periods in 2013, respectively, due primarily to the absence in 2014 of the favorable impact from the resolution of a state income tax audit in the first quarter of 2013 ($6 million for the six months), an increase in other interest ($1 million and $2.2 million, respectively) and an increase in interest on long-term debt ($2 million and $2.2 million, respectively).

Other Income, Net decreased $2.9 million in the first six months of 2014, as compared to the same period in 2013, due primarily to lower unrealized gains on the assets supporting the deferred compensation plans ($1.4 million) and lower AFUDC-Equity ($1.2 million).

Income Tax Expense

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Millions of Dollars)	2014	2013	Decrease	Percent	2014	2013	Decrease	Percent
Income Tax Expense	$20.4	$37.8	$(17.4)	(46.0)%	$65.9	$77.0	$(11.1)	(14.4)%

Income Tax Expense decreased for the three and six months ended June 30, 2014, as compared to the same periods in 2013, due primarily to lower pre-tax earnings ($5.8 million and $4.2 million, respectively) and the tax benefit impact from the FERC ROE orders issued in the second quarter of 2014 ($12.8 million for the three and six months), partially offset by the absence in 2014 of the state audit closure benefit impact ($2.9 million for the six months) and various other tax impacts ($1.2 million and $3.0 million, respectively).

EARNINGS SUMMARY

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Millions of Dollars)	2014	2013	Decrease	Percent	2014	2013	Decrease	Percent
Net Income	$37.4	$67.9	$(30.5)	(44.9)%	$116.7	$152.9	$(36.2)	(23.7)%

CL&P's second quarter 2014 earnings were lower than the same period in 2013 due primarily to the establishment of an $18.5 million after-tax reserve related to the June 2014 FERC ROE orders, lower retail sales as a result of milder temperatures in late May and June of 2014, as compared to the same period in 2013, higher property tax expense, increased interest expense relating to an April 2014 financing, and higher depreciation expense.  Partially offsetting these unfavorable earnings impacts were increased investments in the transmission infrastructure.

For the six months ended June 30, 2014, CL&P's earnings decreased, as compared to the same period in 2013, due primarily to the establishment of the after-tax reserve related to the June 2014 FERC ROE orders, higher property tax expense and increased interest expense relating to an April 2014 financing.  Partially offsetting these unfavorable earnings impacts were higher retail electric sales as a result of colder weather in the first quarter of 2014 and increased investments in the transmission infrastructure.

LIQUIDITY

CL&P had cash flows provided by operating activities of $275.4 million in the first half of 2014, compared with $178.2 million in the first half of 2013.  The improved cash flows were due primarily to $65.4 million in DOE Phase II Damages proceeds received on June 1, 2014 from the Yankee Companies associated with the spent nuclear fuel litigation, the absence of cash disbursements for major storm restoration costs and an increase in regulatory overrecoveries, partially offset by income tax payments of $3.8 million in the first half of 2014, as compared to income tax refunds of $6 million in the first half of 2013, and an unfavorable cash flow impact relating to the timing of accounts receivable payments made to affiliated companies in the second quarter of 2014.

Investments in Property, Plant and Equipment on the accompanying statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized portions of pension expense.  In the first half of 2014, investments for CL&P were $221.4 million.

On April 24, 2014, CL&P issued $250 million of 4.30 percent 2014 Series A First Mortgage Bonds, due to mature in April 2044.  The proceeds, net of issuance costs, were used to repay short-term borrowings.

Effective July 23, 2014, NU parent and certain of its subsidiaries, including CL&P, amended their joint $1.45 billion revolving credit facility to extend the expiration date an additional year to September 6, 2019.  The revolving credit facility is to be used primarily to backstop NU parent's $1.45 billion commercial paper program.  The commercial paper program allows NU parent to issue commercial paper as a form of short-term debt to its subsidiaries, including CL&P.  As of June 30, 2014 and December 31, 2013, there were intercompany loans from NU parent of $6.4 million and $287.3 million, respectively, to CL&P.

Additional financing activities in the first half of 2014 included $85.6 million in common stock dividends paid to NU parent.

On April 7, 2014, Fitch affirmed the corporate credit rating and outlook of CL&P.  On April 25, 2014, S&P affirmed the corporate credit rating and revised the outlook to positive from stable of CL&P.

RESULTS OF OPERATIONS – NSTAR ELECTRIC COMPANY AND SUBSIDIARY

The following provides the amounts and variances in operating revenues and expense line items for the condensed consolidated statements of income for NSTAR Electric included in this Quarterly Report on Form 10-Q for the six months ended June 30, 2014 and 2013:

	Operating Revenues and Expenses
	For the Six Months Ended June 30,
(Millions of Dollars)	2014	2013	Increase/	Percent
			(Decrease)
Operating Revenues	$1,227.7	$1,162.7	$65.0	5.6%
Operating Expenses:
Purchased Power and Transmission	562.0	403.9	158.1	39.1
Operations and Maintenance	164.9	180.2	(15.3)	(8.5)
Depreciation	93.6	90.9	2.7	3.0
Amortization of Regulatory Assets, Net	14.1	100.5	(86.4)	(86.0)
Amortization of Rate Reduction Bonds	-	15.0	(15.0)	(100.0)
Energy Efficiency Programs	88.6	102.4	(13.8)	(13.5)
Taxes Other Than Income Taxes	64.6	62.7	1.9	3.0
Total Operating Expenses	987.8	955.6	32.2	3.4
Operating Income	$239.9	$207.1	$32.8	15.8%

Operating Revenues
NSTAR Electric's retail sales were as follows:

	For the Six Months Ended June 30,
	2014	2013	Decrease	Percent
Retail Sales in GWh	10,183	10,198	(15)	(0.1)%

NSTAR Electric's Operating Revenues increased in the first half of 2014, as compared to the first half of 2013.  The increase primarily reflects the overall impact of higher costs associated with the procurement of energy supply.  Our energy supply costs were impacted by higher natural gas transportation costs, which had an adverse impact on the cost of purchased electric energy for our retail customers.  Fluctuations in energy supply costs are recovered from customers in rates and therefore have no impact on earnings.  Partially offsetting this increase was the impact of the reserve recorded during the second quarter of 2014 as a result of the FERC ROE orders issued in the FERC base ROE complaints.  For further information, see "FERC Regulatory Issues - FERC Base ROE Complaints" in this Management's Discussion and Analysis.  Additionally, stranded cost recovery revenues decreased during the period, reflecting the full collection in 2013 of previously deferred costs, as well as the full amortization of RRBs.  Base distribution revenues were relatively flat in the first half of 2014, as compared to the same period in 2013, reflecting comparable sales, which was due primarily to colder weather in the first quarter of 2014 offset by milder temperatures in late May and June of 2014 and customer savings due to the impact of its energy efficiency programs.  NSTAR Electric is permitted to bill customers for lost base revenues related to reductions in sales volume as a result of their energy efficiency.  In the first half of 2014, base distribution revenues increased $5.4 million, compared to the first half of 2013 (including the impact from the recognition of lost base revenues).

Purchased Power and Transmission increased in the first half of 2014, as compared to the first half of 2013, due primarily to the following:

(Millions of Dollars)	Six Months Ended Increase/(Decrease)
Basic Service Costs	$115.4
Transmission Costs	26.4
Purchased Power Costs	20.1
Deferred Fuel Costs	(3.8)
$158.1

The increase in Basic Service costs was primarily related to higher average supply prices.  The increase in transmission costs was due primarily to higher RNS expense, and the increase in purchased power costs was due primarily to higher congestion charges.  The decrease in deferred fuel costs was due primarily to higher average electricity supply prices, as compared to the prices projected when Basic Service rates were set.  Purchased Power and Transmission costs are included in DPU-approved tracking mechanisms and do not impact earnings.

Operations and Maintenance expense includes costs that are recovered in rates through cost tracking mechanisms, which have no earnings impact (tracked costs), and costs that are recovered through base electric distribution rates (and therefore impact earnings).  Operations and Maintenance decreased in the first half of 2014, as compared to the first half of 2013, driven by a $21.5 million reduction in costs that impact earnings (primarily attributable to lower employee costs and benefit costs of $15.7 million and lower storm costs of $3 million.  Partially offsetting this decrease was an increase in costs that have no earnings impact of $6.2 million (primarily attributable to higher storm costs of $3 million).

Depreciation increased in the first half of 2014, as compared to the first half of 2013, due primarily to higher utility plant balances resulting from completed construction projects placed into service.

Amortization of Regulatory Assets, Net decreased in the first half of 2014, as compared to the first half of 2013, due primarily to a decrease in the recovery of previously deferred stranded costs.

Amortization of Rate Reduction Bonds decreased in the first half of 2014, as compared to the first half of 2013, due to the maturity of the RRBs in March 2013.

Energy Efficiency Programs decreased in the first half of 2014, as compared to the first half of 2013, due primarily to a decrease in the amortization of previously deferred costs.  All costs are fully recovered through DPU-approved tracking mechanisms and therefore do not impact earnings.

Taxes Other Than Income Taxes increased in the first half of 2014, as compared to the first half of 2013, due to an increase in property taxes as a result of an increase in utility plant balances, partially offset by lower average municipal property tax rates.

Interest Expense increased $8.6 million in the first half of 2014, as compared to the first half of 2013, due primarily to lower interest income on deferred transition costs ($8 million), as well as an increase in interest on long-term debt.

Other Income/(Loss), Net decreased $1.4 million in the first half of 2014, as compared to the first half of 2013, due primarily to lower unrealized gains on the assets supporting the deferred compensation plans.

Income Tax Expense

	For the Six Months Ended June 30,
(Millions of Dollars)	2014	2013	Increase	Percent
Income Tax Expense	$79.7	$68.9	$10.8	15.7%

Income Tax Expense increased in the first half of 2014, as compared to the same period in 2013, due primarily to higher pre-tax earnings ($11.6 million) and higher state taxes ($3.5 million), partially offset by the tax benefit impact from the FERC ROE orders issued in the second quarter of 2014 ($4.1 million).

EARNINGS SUMMARY

	For the Six Months Ended June 30,
(Millions of Dollars)	2014	2013	Increase	Percent
Net Income	$118.2	$106.2	$12.0	11.3%

In the first half of 2014, NSTAR Electric's earnings increased, as compared to the same period in 2013, due primarily to lower operations and maintenance expenses attributed to lower employee costs, benefit costs and lower storm costs.  Partially offsetting these favorable earnings impacts were the establishment of a $6.1 million after-tax reserve related to the June 2014 FERC ROE orders and higher depreciation and property tax expenses.

LIQUIDITY

NSTAR Electric had cash flows provided by operating activities of $387.7 million in the first half of 2014, compared with $91.6 million in the first half of 2013.  The increase in operating cash flows was due primarily to the absence of cash disbursements for major storm restoration costs associated with the February 2013 blizzard, the timing of collections of accounts receivables from affiliated companies, $29.1 million in DOE Phase II Damages proceeds received on June 1, 2014 from the Yankee Companies associated with the spent nuclear fuel litigation, a decrease in income tax payments in the first half of 2014, as compared to the first half of 2013, and the absence of Pension Plan cash contributions in the first half of 2014, as compared to the first half of 2013.  These favorable cash flow impacts were partially offset by the absence of costs recovered in rates related to the RRBs that were fully amortized in the first quarter of 2013.

Effective July 23, 2014, NSTAR Electric amended its $450 million revolving credit facility to extend the expiration date an additional year to September 6, 2019.  This facility serves to backstop NSTAR Electric's existing $450 million commercial paper program.  As of June 30, 2014 and December 31, 2013, NSTAR Electric had $194.5 million and $103.5 million, respectively, in short-term borrowings outstanding under its commercial paper program, leaving $255.5 million and $346.5 million, respectively, of available borrowing capacity.  The weighted-average interest rate on these borrowings as of June 30, 2014 and December 31, 2013 was 0.16 percent and 0.13 percent, respectively, which is generally based on A2/P1 rated commercial paper.

RESULTS OF OPERATIONS – PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY

The following provides the amounts and variances in operating revenues and expense line items for the condensed consolidated statements of income for PSNH included in this Quarterly Report on Form 10-Q for the six months ended June 30, 2014 and 2013:

	Operating Revenues and Expenses
	For the Six Months Ended June 30,
			Increase/
(Millions of Dollars)	2014	2013	(Decrease)	Percent
Operating Revenues	$511.5	$489.9	$21.6	4.4%
Operating Expenses:
Purchased Power, Fuel and Transmission	183.6	151.1	32.5	21.5
Operations and Maintenance	132.5	122.1	10.4	8.5
Depreciation	48.7	45.5	3.2	7.0
Amortization of Regulatory Assets/(Liabilities), Net	(7.8)	(2.0)	(5.8)	(a)
Amortization of Rate Reduction Bonds	-	19.8	(19.8)	(100.0)
Energy Efficiency Programs	7.1	7.1	-	-
Taxes Other Than Income Taxes	34.3	33.9	0.4	1.2
Total Operating Expenses	398.4	377.5	20.9	5.5
Operating Income	$113.1	$112.4	$0.7	0.6%

(a) Percent greater than 100 percent not shown as it is not meaningful.

Operating Revenues
PSNH's retail sales were as follows:
	For the Six Months Ended June 30,
	2014	2013	Increase	Percent
Retail Sales in GWh	3,909	3,837	72	1.9%

PSNH's Operating Revenues increased in the first half of 2014, as compared to the first half of 2013, due primarily to an increase of 1.9 percent in retail sales as a result of the colder weather in the first quarter of 2014, as compared to the same period in 2013.  The average daily temperature in New Hampshire in the first quarter of 2014 was over five degrees lower than the first quarter of 2013.  In addition, revenues increased due to the overall impact of higher costs associated with the procurement of energy supply.  The energy supply costs were impacted by higher natural gas transportation costs, which had an adverse impact on the cost of purchased electric energy for our retail customers.  Fluctuations in energy supply costs are recovered from customers in rates and therefore have no impact on earnings.  Also reflected in the revenue increase were increases of $6.4 million related to NHPUC-approved distribution rate increases effective July 1, 2013 and increases in transmission revenues as a result of the recovery of higher transmission expenses including ongoing investments in our transmission infrastructure, partially offset by the impact of the reserve recorded during the second quarter of 2014 as a result of the FERC ROE orders issued in the FERC base ROE complaints.  For further information, see "FERC Regulatory Issues - FERC Base ROE Complaints" in this Management's Discussion and Analysis.

Purchased Power, Fuel and Transmission increased in the first half of 2014, as compared to the first half of 2013, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Generation Fuel Costs	$35.2
Renewable Energy Costs	9.9
Transmission Costs	4.7
Purchased Power Costs	(19.2)
Other	1.9
$32.5

The increase in generation fuel costs was due primarily to an increase in the amount of electricity generated by PSNH facilities.  The increase in renewable energy costs was a result of lower regional greenhouse gas initiative auction proceeds, partially offset by lower renewable energy requirements set by the NHPUC.  The increase in transmission costs was as a result of an increase in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers.  The decrease in purchased power costs was a result of additional customer migration to third party suppliers.  Purchased Power, Fuel and Transmission costs are included in NHPUC-approved tracking mechanisms and do not impact earnings.

Operations and Maintenance expense includes costs that are recovered in rates through cost tracking mechanisms, which have no earnings impact (tracked costs), and costs that are recovered through base electric distribution rates (and therefore impact earnings).  Operations and Maintenance increased in the first half of 2014, as compared to the first half of 2013, driven by an $8 million increase in costs that have no earnings impact (primarily attributable to higher operations and maintenance costs at the generation business of $5.1 million due to the timing of planned outages and higher bad debt expense of $1 million, partially offset by lower employee costs, including pension and benefit related costs, of $2.4 million).  Additionally, there was an increase in costs that impact earnings of $2.4 million.

Depreciation increased in the first half of 2014, as compared to the first half of 2013, due primarily to higher utility plant balances resulting from completed construction projects placed into service.

Amortization of Regulatory Assets/(Liabilities), Net increased in the first half of 2014, as compared to the first half of 2013, due primarily to  increases in the stranded cost recovery charge, default energy service, and other amortizations of $1.7 million, $0.2 million, and $3.9 million, respectively.

Amortization of Rate Reduction Bonds decreased in the first half of 2014, as compared to the first half of 2013, due to the maturity of the RRBs in May 2013.

Income Tax Expense

	For the Six Months Ended June 30,
(Millions of Dollars)	2014	2013	Change	Percent
Income Tax Expense	$34.6	$34.6	$-	-%

Income Tax Expense was relatively flat in the first half of 2014, as compared to the first half of 2013, due primarily to higher pre-tax earnings ($1.5 million), offset by the tax benefit impact from the FERC ROE orders issued in the second quarter of 2014 ($1.5 million).

EARNINGS SUMMARY

	For the Six Months Ended June 30,
(Millions of Dollars)	2014	2013	Increase	Percent
Net Income	$56.7	$56.2	$0.5	0.1%

In the first half of 2014, PSNH's earnings increased, as compared to the same period in 2013, due primarily to higher distribution retail revenues, which were favorably impacted by the PSNH annualized distribution rate increases effective July 1, 2013, and higher retail electric sales.  Partially offsetting these favorable earnings impacts were the establishment of a $2 million after-tax reserve related to the June 2014 FERC ROE orders, and higher depreciation expense.

LIQUIDITY

PSNH had cash flows provided by operating activities of $142.4 million in the first half of 2014, compared with $138.7 million in the first half of 2013.  The improved cash flows were due to $13.1 million in DOE Phase II Damages proceeds received on June 1, 2014 from the Yankee Companies associated with the spent nuclear fuel litigation, the absence of approximately $45 million in NUSCO Pension Plan cash contributions in the first half of 2014, and the favorable impact of the 2010 rate case settlement related to the additional increase to annualized rates that was effective July 1, 2013.  These favorable cash flow impacts were partially offset by income tax payments of $28.8 million in the first half of 2014, compared with income tax refunds of $12.1 million in the first half of 2013, and the absence of costs recovered in rates related to the RRBs that were fully amortized in the second quarter of 2013.

RESULTS OF OPERATIONS – WESTERN MASSACHUSETTS ELECTRIC COMPANY

The following provides the amounts and variances in operating revenues and expense line items for the condensed statements of income for WMECO included in this Quarterly Report on Form 10-Q for the six months ended June 30, 2014 and 2013:

	Operating Revenues and Expenses
	For the Six Months Ended June 30,
			Increase/
(Millions of Dollars)	2014	2013	(Decrease)	Percent
Operating Revenues	$245.7	$240.0	$5.7	2.4%
Operating Expenses:
Purchased Power and Transmission	87.1	72.3	14.8	20.5
Operations and Maintenance	46.3	44.1	2.2	5.0
Depreciation	20.6	18.3	2.3	12.6
Amortization of Regulatory Assets, Net	0.7	0.8	(0.1)	(12.5)
Amortization of Rate Reduction Bonds	-	7.8	(7.8)	(100.0)
Energy Efficiency Programs	22.1	16.2	5.9	36.4
Taxes Other Than Income Taxes	16.5	12.5	4.0	32.0
Total Operating Expenses	193.3	172.0	21.3	12.4
Operating Income	$52.4	$68.0	$(15.6)	(22.9)%

Operating Revenues
WMECO's retail sales were as follows:
	For the Six Months Ended June 30,
	2014	2013	Decrease	Percent
Retail Sales in GWh	1,793	1,798	(5)	(0.2)%

WMECO's Operating Revenues increased in the first half of 2014, as compared to the first half of 2013, due primarily to a $3.9 million increase in revenues that impacts earnings due to the reversal of a previously established wholesale billing adjustment.  The remaining increase primarily reflects a higher level of recovery related to WMECO's energy supply and energy efficiency programs.  These revenues are fully reconciled to the related costs.  Therefore this increase in revenues had no material impact on earnings.  Partially offsetting this increase was the impact of the reserve recorded during the second quarter of 2014 as a result of the FERC ROE orders issued in the FERC base ROE complaints.  For further information, see "FERC Regulatory Issues - FERC Base ROE Complaints" in this Management's Discussion and Analysis.  Base distribution revenues were relatively flat in the first half of 2014, as compared to the same period in 2013.  Fluctuations in WMECO's kWh sales have no impact on earnings, as its revenues are decoupled from sales volumes and changes in revenues are primarily related to changes in its cost tracking mechanisms.

Purchased Power and Transmission increased in the first half of 2014, as compared to the first half of 2013, due primarily to an increase in supplier contract prices and an increase in customers returning to default service from third party suppliers ($13.9 million) and an increase in transmission costs ($5.7 million) as a result of an increase in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers.  Partially offsetting this increase was the impact of the change in deferred fuel costs ($2.4 million) due primarily to higher average electric supply prices, as compared to the prices projected when basic service rates were set.  Purchased Power and Transmission costs are included in DPU-approved tracking mechanisms and do not impact earnings.

Operations and Maintenance expense includes costs that are recovered in rates through cost tracking mechanisms, which have no earnings impact (tracked costs), and costs that are recovered through base electric distribution rates (and therefore impact earnings).  Operations and Maintenance increased in the first half of 2014, as compared to the first half of 2013, driven by a $2.5 million increase in costs that impact earnings (primarily attributable to an increase in workers' compensation claims of $1.9 million and higher bad debt expense of $0.8 million).  Partially offsetting this increase was a decrease in costs that have no earnings impact of $0.3 million.

Depreciation increased in the first half of 2014, as compared to the first half of 2013, due primarily to higher utility plant balances resulting from completed construction projects placed into service.

Amortization of Rate Reduction Bonds decreased in the first half of 2014, as compared to the first half of 2013, due to the maturity of the RRBs in June 2013.

Energy Efficiency Programs increased in the first half of 2014, as compared to the first half of 2013, due primarily to an increase in energy efficiency costs in accordance with the three-year program guidelines established by the DPU.  All costs are fully recovered through DPU-approved tracking mechanisms and therefore do not impact earnings.

Taxes Other Than Income Taxes increased in the first half of 2014, as compared to the first half of 2013, due primarily to an increase in property taxes as a result of both an increase in utility plant balances and property tax rates.

Income Tax Expense

	For the Six Months Ended June 30,
(Millions of Dollars)	2014	2013	Decrease	Percent
Income Tax Expense	$16.1	$21.8	$(5.7)	(26.1)%

Income Tax Expense decreased in the first half of 2014, as compared to the first half of 2013, due primarily to the tax benefit impact from the FERC ROE orders issued in the second quarter of 2014 ($3.6 million) and lower pre-tax earnings ($2.3 million).

EARNINGS SUMMARY

	For the Six Months Ended June 30,
(Millions of Dollars)	2014	2013	Decrease	Percent
Net Income	$25.1	$35.0	$(9.9)	(28.3)%

In the first half of 2014, WMECO's earnings decreased, as compared to the same period in 2013, due primarily to the establishment of a $5.5 million after-tax reserve related to the June 2014 FERC ROE orders, an increase in workers' compensation claims, and higher depreciation and property tax expense.  Partially offsetting these unfavorable earnings impacts were an increase in generation earnings and a decrease in other interest expense.

LIQUIDITY

WMECO had cash flows provided by operating activities of $96.6 million in the first half of 2014, compared with $119.3 million in the first half of 2013.  The decrease in operating cash flows was due primarily to income tax payments of $16.9 million in the first half of 2014, compared with income tax refunds of $32.4 million in the first half of 2013 and the absence of costs recovered in rates related to the RRBs that were fully amortized in the second quarter of 2013, partially offset by the receipt of $18.1 million in DOE Phase II Damages proceeds received on June 1, 2014 from the Yankee Companies associated with the spent nuclear fuel litigation and an increase in regulatory overrecoveries.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Information

Commodity Price Risk Management:  Our Regulated companies enter into energy contracts to serve our customers and the economic impacts of those contracts are passed on to our customers.  Accordingly, the Regulated companies have no exposure to loss of future earnings or fair values due to these market risk-sensitive instruments.  NU's Energy Supply Risk Committee, comprised of senior officers, reviews and approves all large scale energy related transactions entered into by its Regulated companies.

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

If the respective unsecured debt ratings of NU or its subsidiaries were reduced to below investment grade by either Moody's or S&P, certain of NU's contracts would require additional collateral in the form of cash to be provided to counterparties and independent system operators.  NU would have been and remains able to provide that collateral.

For further information on cash collateral deposited and posted with counterparties as well as any cash collateral netted against the fair value of the related derivative contracts, see Note 4, "Derivative Instruments," to the financial statements.

We have provided additional disclosures regarding interest rate risk management and credit risk management in Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," in NU's 2013 Form 10-K, which is incorporated herein by reference. There have been no additional risks identified and no material changes with regard to the items previously disclosed in the NU 2013 Form 10-K.

ITEM 4.

CONTROLS AND PROCEDURES

Management, on behalf of NU, CL&P, NSTAR Electric, PSNH and WMECO, evaluated the design and operation of the disclosure controls and procedures as of June 30, 2014 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC.  This evaluation was made under management's supervision and with management's participation, including the principal executive officers and principal financial officer as of the end of the period covered by this Quarterly Report on Form 10-Q.  There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The principal executive officers and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of NU, CL&P, NSTAR Electric, PSNH and WMECO are effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officers and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in internal controls over financial reporting for NU, CL&P, NSTAR Electric, PSNH and WMECO during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We are parties to various legal proceedings.  We have identified these legal proceedings in Part I, Item 3, "Legal Proceedings," and elsewhere in our 2013 Form 10-K, which disclosures are incorporated herein by reference.  There have been no additional material legal proceedings identified and no material changes with regard to the legal proceedings previously disclosed in our 2013 Form 10-K.

ITEM 1A.

RISK FACTORS

We are subject to a variety of significant risks in addition to the matters set forth under "Forward-Looking Statements," in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Quarterly Report on Form 10-Q.  We have identified a number of these risk factors in Part I, Item 1A, "Risk Factors," in our 2013 Form 10-K, which risk factors are incorporated herein by reference.  These risk factors should be considered carefully in evaluating our risk profile.  There have been no additional risk factors identified and no material changes with regard to the risk factors previously disclosed in our 2013 Form 10-K.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table discloses purchases of our common shares made by us or on our behalf for the periods shown below.  The common shares purchased consist of open market purchases made by the Company or an independent agent.  These share transactions related to the Company's Long-Term Incentive Plans.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
April 1 – April 30, 2014	-	$-	-	-
May 1 – May 31, 2014	-	-	-	-
June 1 – June 30, 2014	208,608	46.93	-	-
Total	208,608	$46.93	-	-

ITEM 6.

EXHIBITS

Each document described below is filed herewith, unless designated with an asterisk (*), which exhibits are incorporated by reference by the registrant under whose name the exhibit appears.

Exhibit No.	Description

Listing of Exhibits (NU)

12	Ratio of Earnings to Fixed Charges

31

Certification of Thomas J. May, Chairman, President and Chief Executive Officer of NU, required by Rule 13a - 14(a)/15d - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 1, 2014

31.1

Certification of James J. Judge, Executive Vice President and Chief Financial Officer of NU, required by Rule 13a - 14(a)/15d - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 1, 2014

32

Certification of Thomas J. May, Chairman, President and Chief Executive Officer of NU, and James J. Judge, Executive Vice President and Chief Financial Officer of NU, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 1, 2014

Listing of Exhibits (CL&P)

*4.1

Supplemental Indenture (2014 Series A Bond) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of April 1, 2014 (Exhibit 4.1, CL&P Current Report on Form 8-K filed April 29, 2014, File No. 000-00404)

12	Ratio of Earnings to Fixed Charges

31

Certification of Leon J. Olivier, Chief Executive Officer of CL&P, required by Rule 13a - 14(a)/15d - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 1, 2014

31.1

Certification of James J. Judge, Executive Vice President and Chief Financial Officer of CL&P, required by Rule 13a - 14(a)/15d - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 1, 2014

32

Certification of Leon J. Olivier, Chief Executive Officer of CL&P, and James J. Judge, Executive Vice President and Chief Financial Officer of CL&P, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 1, 2014

Listing of Exhibits (NSTAR Electric)

12	Ratio of Earnings to Fixed Charges

31

Certification of Leon J. Olivier, Chief Executive Officer of NSTAR Electric, required by Rule 13a - 14(a)/15d - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 1, 2014

31.1

Certification of James J. Judge, Executive Vice President and Chief Financial Officer of NSTAR Electric, required by Rule 13a - 14(a)/15d - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 1, 2014

32

Certification of Leon J. Olivier, Chief Executive Officer of NSTAR Electric, and James J. Judge, Executive Vice President and Chief Financial Officer of NSTAR Electric, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 1, 2014

Listing of Exhibits (PSNH)

12	Ratio of Earnings to Fixed Charges

31

Certification of Leon J. Olivier, Chief Executive Officer of PSNH, required by Rule 13a - 14(a)/15d - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 1, 2014

31.1

Certification of James J. Judge, Executive Vice President and Chief Financial Officer of PSNH, required by Rule 13a - 14(a)/15d - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 1, 2014

32

Certification of Leon J. Olivier, Chief Executive Officer of PSNH, and James J. Judge, Executive Vice President and Chief Financial Officer of PSNH, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 1, 2014

Listing of Exhibits (WMECO)

12	Ratio of Earnings to Fixed Charges

31

Certification of Leon J. Olivier, Chief Executive Officer of WMECO, required by Rule 13a - 14(a)/15d - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 1, 2014

31.1

Certification of James J. Judge, Executive Vice President and Chief Financial Officer of WMECO, required by Rule 13a - 14(a)/15d - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 1, 2014

32

Certification of Leon J. Olivier, Chief Executive Officer of WMECO, and James J. Judge, Executive Vice President and Chief Financial Officer of WMECO, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 1, 2014

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

NORTHEAST UTILITIES

August 1, 2014	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY

August 1, 2014	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR ELECTRIC COMPANY

August 1, 2014	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

August 1, 2014	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN MASSACHUSETTS ELECTRIC COMPANY

August 1, 2014	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer