Form 10-Q
period 2014-09-30
NORTHEAST UTILITIES; WESTERN MASSACHUSETTS ELECTRIC CO; NSTAR ELECTRIC CO; PUBLIC SERVICE CO OF NEW HAMPSHIRE; CONNECTICUT LIGHT & POWER CO
filed 2014-11-07
CIK 72741, 106170, 13372, 315256, 23426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014
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

Indicate by check mark whether the registrants have submitted electronically and posted on its corporate Web sites, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).

Yes	No

☒	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check one):

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer

Northeast Utilities	☒	☐	☐
The Connecticut Light and Power Company	☐	☐	☒
NSTAR Electric Company	☐	☐	☒
Public Service Company of New Hampshire	☐	☐	☒
Western Massachusetts Electric Company	☐	☐	☒

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

	Yes	No

Northeast Utilities	☐	☒
The Connecticut Light and Power Company	☐	☒
NSTAR Electric Company	☐	☒
Public Service Company of New Hampshire	☐	☒
Western Massachusetts Electric Company	☐	☒

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

Company - Class of Stock	Outstanding as of October 31, 2014
Northeast Utilities Common shares, $5.00 par value	316,799,371 shares

The Connecticut Light and Power Company Common stock, $10.00 par value	6,035,205 shares

NSTAR Electric Company Common stock, $1.00 par value	100 shares

Public Service Company of New Hampshire Common stock, $1.00 par value	301 shares

Western Massachusetts Electric Company Common stock, $25.00 par value	434,653 shares

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

RRR	The Rocky River Realty Company
Select Energy	Select Energy, Inc.
WMECO	Western Massachusetts Electric Company
YAEC	Yankee Atomic Electric Company
Yankee	Yankee Energy System, Inc.
Yankee Companies	CYAPC, YAEC and MYAPC
Yankee Gas	Yankee Gas Services Company
REGULATORS:
DEEP	Connecticut Department of Energy and Environmental Protection
DOE	U.S. Department of Energy
DOER	Massachusetts Department of Energy Resources
DPU	Massachusetts Department of Public Utilities
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ISO-NE	ISO New England, Inc., the New England Independent System Operator
MA DEP	Massachusetts Department of Environmental Protection
NHPUC	New Hampshire Public Utilities Commission
PURA	Connecticut Public Utilities Regulatory Authority
SEC	U.S. Securities and Exchange Commission
SJC	Supreme Judicial Court of Massachusetts
OTHER:
AFUDC	Allowance For Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income/(Loss)
ARO	Asset Retirement Obligation
C&LM	Conservation and Load Management
CfD	Contract for Differences
Clean Air Project	The construction of a wet flue gas desulphurization system, known as "scrubber technology," to reduce mercury emissions of the Merrimack coal-fired generation station in Bow, New Hampshire
CO2	Carbon dioxide
CPSL	Capital Projects Scheduling List
CTA	Competitive Transition Assessment
CWIP	Construction work in progress
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act of 1974
ES	Default Energy Service

i

ESOP	Employee Stock Ownership Plan
ESPP	Employee Share Purchase Plan
FERC ALJ	FERC Administrative Law Judge
Fitch	Fitch Ratings
FMCC	Federally Mandated Congestion Charge
FTR	Financial Transmission Rights
GAAP	Accounting principles generally accepted in the United States of America
GSC	Generation Service Charge
GSRP	Greater Springfield Reliability Project
GWh	Gigawatt-Hours
HG&E	Holyoke Gas and Electric, a municipal department of the City of Holyoke, MA
HQ	Hydro-Québec, a corporation wholly owned by the Québec government, including its divisions that produce, transmit and distribute electricity in Québec, Canada
HVDC	High voltage direct current
Hydro Renewable Energy	Hydro Renewable Energy, Inc., a wholly owned subsidiary of Hydro-Québec
IPP	Independent Power Producers
ISO-NE Tariff	ISO-NE FERC Transmission, Markets and Services Tariff
kV	Kilovolt
kW	Kilowatt (equal to one thousand watts)
kWh	Kilowatt-Hours (the basic unit of electricity energy equal to one kilowatt of power supplied for one hour)
LNG	Liquefied natural gas
LRS	Supplier of last resort service
MGP	Manufactured Gas Plant
Millstone	Millstone Nuclear Generating station, made up of Millstone 1, Millstone 2, and Millstone 3. All three units were sold in March 2001.
MMBtu	One million British thermal units
Moody's	Moody's Investors Services, Inc.
MW	Megawatt
MWh	Megawatt-Hours
NEEWS	New England East-West Solution
Northern Pass	The high voltage direct current transmission line project from Canada into New Hampshire
NOx	Nitrogen oxides
NU 2013 Form 10-K	The Northeast Utilities and Subsidiaries 2013 combined Annual Report on Form 10-K as filed with the SEC
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits Other Than Pension
PBOP Plan	Postretirement Benefits Other Than Pension Plan that provides certain retiree health care benefits, primarily medical and dental, and life insurance benefits
PCRBs	Pollution Control Revenue Bonds
Pension Plan	Single uniform noncontributory defined benefit retirement plan
PPA	Pension Protection Act
RECs	Renewable Energy Certificates
Regulatory ROE	The average cost of capital method for calculating the return on equity related to the distribution and generation business segment excluding the wholesale transmission segment
ROE	Return on Equity
RRB	Rate Reduction Bond or Rate Reduction Certificate
RSUs	Restricted share units
S&P	Standard & Poor's Financial Services LLC
SBC	Systems Benefits Charge
SCRC	Stranded Cost Recovery Charge
SERP	Supplemental Executive Retirement Plans and non-qualified defined benefit retirement plans
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

NORTHEAST UTILITIES AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
WESTERN MASSACHUSETTS ELECTRIC COMPANY

iii

NORTHEAST UTILITIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(Thousands of Dollars)	2014	2013

ASSETS

Current Assets:
Cash and Cash Equivalents	$41,706	$43,364
Receivables, Net	848,510	765,391
Unbilled Revenues	181,284	224,982
Fuel, Materials and Supplies	333,869	303,233
Regulatory Assets	445,962	535,791
Marketable Securities	114,722	92,427
Prepayments and Other Current Assets	135,497	121,861
Total Current Assets	2,101,550	2,087,049

Property, Plant and Equipment, Net	18,254,610	17,576,186

Deferred Debits and Other Assets:
Regulatory Assets	3,241,122	3,758,694
Goodwill	3,519,401	3,519,401
Marketable Securities	518,032	488,515
Other Long-Term Assets	347,596	365,692
Total Deferred Debits and Other Assets	7,626,151	8,132,302

Total Assets	$27,982,311	$27,795,537

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHEAST UTILITIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(Thousands of Dollars)	2014	2013

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable	$1,046,961	$1,093,000
Long-Term Debt - Current Portion	245,583	533,346
Accounts Payable	608,639	742,251
Regulatory Liabilities	398,985	204,278
Other Current Liabilities	629,508	702,776
Total Current Liabilities	2,929,676	3,275,651

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	4,257,996	4,029,026
Regulatory Liabilities	509,889	502,984
Derivative Liabilities	420,931	624,050
Accrued Pension, SERP and PBOP	787,550	896,844
Other Long-Term Liabilities	863,164	923,053
Total Deferred Credits and Other Liabilities	6,839,530	6,975,957

Capitalization:
Long-Term Debt	8,166,985	7,776,833

Noncontrolling Interest - Preferred Stock of Subsidiaries	155,568	155,568

Equity:
Common Shareholders' Equity:
Common Shares	1,666,767	1,665,351
Capital Surplus, Paid In	6,219,516	6,192,765
Retained Earnings	2,351,421	2,125,980
Accumulated Other Comprehensive Loss	(40,172)	(46,031)
Treasury Stock	(306,980)	(326,537)
Common Shareholders' Equity	9,890,552	9,611,528
Total Capitalization	18,213,105	17,543,929

Total Liabilities and Capitalization	$27,982,311	$27,795,537

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHEAST UTILITIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars, Except Share Information)	2014	2013	2014	2013

Operating Revenues	$1,892,532	$1,892,590	$5,860,736	$5,523,475

Operating Expenses:
Purchased Power, Fuel and Transmission	716,631	645,881	2,318,993	1,881,992
Operations and Maintenance	344,092	386,700	1,069,015	1,089,960
Depreciation	153,210	149,105	456,224	463,635
Amortization of Regulatory Assets/(Liabilities), Net	(22,531)	70,046	31,826	178,668
Amortization of Rate Reduction Bonds	-	-	-	42,581
Energy Efficiency Programs	118,693	106,097	360,228	306,010
Taxes Other Than Income Taxes	141,527	135,499	421,862	391,846
Total Operating Expenses	1,451,622	1,493,328	4,658,148	4,354,692
Operating Income	440,910	399,262	1,202,588	1,168,783

Interest Expense:
Interest on Long-Term Debt	85,208	84,911	260,076	256,205
Other Interest	4,530	2,565	12,132	(5,622)
Interest Expense	89,738	87,476	272,208	250,583
Other Income, Net	11,860	8,945	19,054	21,655
Income Before Income Tax Expense	363,032	320,731	949,434	939,855
Income Tax Expense	126,539	109,351	345,858	325,442
Net Income	236,493	211,380	603,576	614,413
Net Income Attributable to Noncontrolling Interests	1,879	1,879	5,639	5,803
Net Income Attributable to Controlling Interest	$234,614	$209,501	$597,937	$608,610

Basic and Diluted Earnings Per Common Share	$0.74	$0.66	$1.89	$1.93

Dividends Declared Per Common Share	$0.39	$0.37	$1.18	$1.10

Weighted Average Common Shares Outstanding:
Basic	316,340,691	315,291,346	315,941,904	315,191,752
Diluted	317,554,925	316,218,239	317,186,490	316,061,131

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Net Income	$236,493	$211,380	$603,576	$614,413
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	509	509	1,528	1,539
Changes in Unrealized Gains/(Losses) on Other Securities	(216)	(38)	242	(810)
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	1,042	1,611	4,089	4,738
Other Comprehensive Income, Net of Tax	1,335	2,082	5,859	5,467
Comprehensive Income Attributable to Noncontrolling Interests	(1,879)	(1,879)	(5,639)	(5,803)
Comprehensive Income Attributable to Controlling Interest	$235,949	$211,583	$603,796	$614,077

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHEAST UTILITIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2014	2013

Operating Activities:
Net Income	$603,576	$614,413
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	456,224	463,635
Deferred Income Taxes	64,755	334,225
Pension, SERP and PBOP Expense	74,296	146,803
Pension and PBOP Contributions	(74,681)	(338,301)
Regulatory Overrecoveries, Net	290,111	66,239
Amortization of Regulatory Assets, Net	31,826	178,668
Amortization of Rate Reduction Bonds	-	42,581
Proceeds from DOE Damages Claim, Net	132,138	-
Other	(17,096)	3,158
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(66,463)	(98,432)
Fuel, Materials and Supplies	(27,147)	(13,134)
Taxes Receivable/Accrued, Net	26,533	(28,609)
Accounts Payable	(69,448)	(112,512)
Other Current Assets and Liabilities, Net	(20,607)	(81,766)
Net Cash Flows Provided by Operating Activities	1,404,017	1,176,968

Investing Activities:
Investments in Property, Plant and Equipment	(1,117,493)	(1,073,759)
Proceeds from Sales of Marketable Securities	388,352	487,729
Purchases of Marketable Securities	(389,406)	(541,070)
Decrease in Special Deposits	-	69,259
Other Investing Activities	(4,669)	(1,137)
Net Cash Flows Used in Investing Activities	(1,123,216)	(1,058,978)

Financing Activities:
Cash Dividends on Common Shares	(356,080)	(341,720)
Cash Dividends on Preferred Stock	(5,639)	(5,802)
Increase/(Decrease) in Notes Payable	6,000	(172,000)
Issuance of Long-Term Debt	650,000	1,350,000
Retirements of Long-Term Debt	(576,650)	(840,600)
Retirements of Rate Reduction Bonds	-	(82,139)
Other Financing Activities	(90)	(13,536)
Net Cash Flows Used in Financing Activities	(282,459)	(105,797)
Net (Decrease)/Increase in Cash and Cash Equivalents	(1,658)	12,193
Cash and Cash Equivalents - Beginning of Period	43,364	45,748
Cash and Cash Equivalents - End of Period	$41,706	$57,941

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(Thousands of Dollars)	2014	2013

ASSETS

Current Assets:
Cash	$16,294	$7,237
Receivables, Net	369,492	319,670
Accounts Receivable from Affiliated Companies	35,276	13,777
Unbilled Revenues	87,806	92,401
Regulatory Assets	116,531	150,943
Materials and Supplies	47,086	54,606
Accumulated Deferred Income Taxes	52,839	-
Prepaid Property Taxes	47,429	13,962
Prepayments and Other Current Assets	17,608	39,120
Total Current Assets	790,361	691,716

Property, Plant and Equipment, Net	6,700,798	6,451,259

Deferred Debits and Other Assets:
Regulatory Assets	1,369,025	1,663,147
Other Long-Term Assets	178,313	174,380
Total Deferred Debits and Other Assets	1,547,338	1,837,527

Total Assets	$9,038,497	$8,980,502

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(Thousands of Dollars)	2014	2013

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable to NU Parent	$105,400	$287,300
Long-Term Debt - Current Portion	162,000	150,000
Accounts Payable	228,379	201,047
Accounts Payable to Affiliated Companies	46,977	56,531
Obligations to Third Party Suppliers	67,630	73,914
Accrued Taxes	54,652	37,186
Regulatory Liabilities	195,663	93,961
Derivative Liabilities	86,759	92,233
Other Current Liabilities	107,284	97,530
Total Current Liabilities	1,054,744	1,089,702

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,581,344	1,510,586
Regulatory Liabilities	87,696	93,757
Derivative Liabilities	418,137	617,072
Accrued Pension, SERP and PBOP	63,756	95,895
Other Long-Term Liabilities	143,838	163,588
Total Deferred Credits and Other Liabilities	2,294,771	2,480,898

Capitalization:
Long-Term Debt	2,679,775	2,591,208

Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200

Common Stockholder's Equity:
Common Stock	60,352	60,352
Capital Surplus, Paid In	1,804,228	1,682,047
Retained Earnings	1,029,473	961,482
Accumulated Other Comprehensive Loss	(1,046)	(1,387)
Common Stockholder's Equity	2,893,007	2,702,494
Total Capitalization	5,688,982	5,409,902

Total Liabilities and Capitalization	$9,038,497	$8,980,502

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2014	2013	2014	2013

Operating Revenues	$695,642	$648,420	$2,017,580	$1,841,846

Operating Expenses:
Purchased Power and Transmission	255,787	253,152	736,952	667,266
Operations and Maintenance	127,285	127,104	368,562	359,759
Depreciation	46,886	44,786	139,598	132,356
Amortization of Regulatory Assets/(Liabilities), Net	13,098	(27)	62,644	11,223
Energy Efficiency Programs	41,399	24,544	119,389	68,211
Taxes Other Than Income Taxes	64,994	64,979	194,105	182,676
Total Operating Expenses	549,449	514,538	1,621,250	1,421,491
Operating Income	146,193	133,882	396,330	420,355

Interest Expense:
Interest on Long-Term Debt	34,743	32,845	102,290	98,163
Other Interest	3,992	2,439	8,158	801
Interest Expense	38,735	35,284	110,448	98,964
Other Income, Net	6,456	3,861	10,658	10,946
Income Before Income Tax Expense	113,914	102,459	296,540	332,337
Income Tax Expense	30,038	36,136	95,980	113,149
Net Income	$83,876	$66,323	$200,560	$219,188

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Net Income	$83,876	$66,323	$200,560	$219,188
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	111	111	333	333
Changes in Unrealized Gains/(Losses) on Other Securities	(7)	(1)	8	(27)
Other Comprehensive Income, Net of Tax	104	110	341	306
Comprehensive Income	$83,980	$66,433	$200,901	$219,494

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2014	2013

Operating Activities:
Net Income	$200,560	$219,188
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	139,598	132,356
Deferred Income Taxes	(14,400)	89,084
Pension, SERP and PBOP Expense, Net of PBOP Contributions	8,050	16,182
Regulatory Overrecoveries, Net	62,929	24,061
Amortization of Regulatory Assets, Net	62,644	11,223
Proceeds from DOE Damages Claim	68,610	-
Other	(11,290)	(8,759)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(87,922)	(44,523)
Taxes Receivable/Accrued, Net	39,805	841
Accounts Payable	16,984	(101,949)
Other Current Assets and Liabilities, Net	(2,575)	(29,106)
Net Cash Flows Provided by Operating Activities	482,993	308,598

Investing Activities:
Investments in Property, Plant and Equipment	(371,660)	(294,638)
Other Investing Activities	(4,539)	2,013
Net Cash Flows Used in Investing Activities	(376,199)	(292,625)

Financing Activities:
Cash Dividends on Common Stock	(128,400)	(114,000)
Cash Dividends on Preferred Stock	(4,169)	(4,169)
Issuance of Long-Term Debt	250,000	400,000
Retirements of Long-Term Debt	(150,000)	(125,000)
Decrease in Notes Payable to NU Parent	(181,900)	(62,200)
Capital Contribution from NU Parent	120,000	-
Decrease in Short-Term Debt	-	(89,000)
Other Financing Activities	(3,268)	(6,352)
Net Cash Flows Used in Financing Activities	(97,737)	(721)
Net Increase in Cash	9,057	15,252
Cash - Beginning of Period	7,237	1
Cash - End of Period	$16,294	$15,253

The accompanying notes are an integral part of these unaudited condensed financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(Thousands of Dollars)	2014	2013

ASSETS

Current Assets:
Cash and Cash Equivalents	$11,040	$8,021
Receivables, Net	275,902	209,711
Accounts Receivable from Affiliated Companies	47,215	27,264
Unbilled Revenues	39,372	41,368
Materials and Supplies	65,073	44,236
Regulatory Assets	128,205	204,144
Prepayments and Other Current Assets	11,267	36,710
Total Current Assets	578,074	571,454

Property, Plant and Equipment, Net	5,211,681	5,043,887

Deferred Debits and Other Assets:
Regulatory Assets	998,030	1,235,156
Other Long-Term Assets	62,644	60,624
Total Deferred Debits and Other Assets	1,060,674	1,295,780

Total Assets	$6,850,429	$6,911,121

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(Thousands of Dollars)	2014	2013

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable	$159,500	$103,500
Long-Term Debt - Current Portion	4,700	301,650
Accounts Payable	128,056	202,100
Accounts Payable to Affiliated Companies	62,625	75,707
Obligations to Third Party Suppliers	37,298	5,459
Power Contract Obligations	35,783	30,842
Renewable Portfolio Standards Compliance Obligations	34,905	39,686
Accrued Taxes	42,338	7,946
Accumulated Deferred Income Taxes	9,622	50,128
Regulatory Liabilities	97,215	53,958
Other Current Liabilities	62,436	39,936
Total Current Liabilities	674,478	910,912

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,425,306	1,466,835
Regulatory Liabilities	266,524	253,108
Accrued Pension, SERP and PBOP	142,249	118,010
Payable to Affiliated Companies	-	64,172
Other Long-Term Liabilities	112,853	142,214
Total Deferred Credits and Other Liabilities	1,946,932	2,044,339

Capitalization:
Long-Term Debt	1,792,707	1,499,417

Preferred Stock Not Subject to Mandatory Redemption	43,000	43,000

Common Stockholder's Equity:
Common Stock	-	-
Capital Surplus, Paid In	993,163	992,625
Retained Earnings	1,400,149	1,420,828
Common Stockholder's Equity	2,393,312	2,413,453
Total Capitalization	4,229,019	3,955,870

Total Liabilities and Capitalization	$6,850,429	$6,911,121

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2014	2013	2014	2013

Operating Revenues	$727,909	$753,879	$1,955,609	$1,916,557

Operating Expenses:
Purchased Power and Transmission	317,784	255,244	879,773	659,140
Operations and Maintenance	79,705	97,069	244,610	277,261
Depreciation	47,455	45,441	140,996	136,323
Amortization of Regulatory Assets/(Liabilities), Net	(15,063)	72,740	(916)	173,289
Amortization of Rate Reduction Bonds	-	-	-	15,054
Energy Efficiency Programs	56,915	58,798	145,499	161,180
Taxes Other Than Income Taxes	34,513	32,610	99,121	95,275
Total Operating Expenses	521,309	561,902	1,509,083	1,517,522
Operating Income	206,600	191,977	446,526	399,035

Interest Expense:
Interest on Long-Term Debt	17,996	19,860	58,485	59,261
Other Interest	(658)	(1,324)	606	(7,612)
Interest Expense	17,338	18,536	59,091	51,649
Other Income, Net	3,287	2,126	3,011	3,275
Income Before Income Tax Expense	192,549	175,567	390,446	350,661
Income Tax Expense	76,975	68,558	156,655	137,499
Net Income	$115,574	$107,009	$233,791	$213,162

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2014	2013

Operating Activities:
Net Income	$233,791	$213,162
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	140,996	136,323
Deferred Income Taxes	(39,399)	26,358
Pension and PBOP Expense, Net of Contributions	(11,046)	(55,195)
Regulatory Over/(Under) Recoveries, Net	155,357	(11,299)
Amortization of Regulatory Assets, Net	(916)	173,289
Amortization of Rate Reduction Bonds	-	15,054
Proceeds from DOE Damages Claim	30,193	-
Bad Debt Expense	15,250	19,012
Other	(56,851)	(48,291)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(47,770)	(80,575)
Materials and Supplies	(20,837)	7,961
Taxes Receivable/Accrued, Net	60,252	(6,345)
Accounts Payable	(40,594)	6,856
Accounts Receivable from/Payable to Affiliates, Net	66,758	(59,173)
Other Current Assets and Liabilities, Net	32,340	(19,547)
Net Cash Flows Provided by Operating Activities	517,524	317,590

Investing Activities:
Investments in Property, Plant and Equipment	(309,248)	(330,635)
Decrease in Special Deposits	-	37,899
Other Investing Activities	-	575
Net Cash Flows Used in Investing Activities	(309,248)	(292,161)

Financing Activities:
Cash Dividends on Common Stock	(253,000)	(56,000)
Cash Dividends on Preferred Stock	(1,470)	(1,633)
Increase/(Decrease) in Notes Payable	56,000	(120,000)
Issuance of Long-Term Debt	300,000	200,000
Retirements of Long-Term Debt	(301,650)	(1,650)
Retirements of Rate Reduction Bonds	-	(43,493)
Other Financing Activities	(5,137)	(878)
Net Cash Flows Used in Financing Activities	(205,257)	(23,654)
Net Increase in Cash and Cash Equivalents	3,019	1,775
Cash and Cash Equivalents - Beginning of Period	8,021	13,695
Cash and Cash Equivalents - End of Period	$11,040	$15,470

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(Thousands of Dollars)	2014	2013

ASSETS

Current Assets:
Cash	$2,750	$130
Receivables, Net	77,602	76,331
Accounts Receivable from Affiliated Companies	6,271	90
Unbilled Revenues	33,088	38,344
Fuel, Materials and Supplies	141,381	128,736
Regulatory Assets	102,473	92,194
Prepayments and Other Current Assets	22,270	24,100
Total Current Assets	385,835	359,925

Property, Plant and Equipment, Net	2,560,635	2,467,556

Deferred Debits and Other Assets:
Regulatory Assets	178,204	219,346
Other Long-Term Assets	54,748	39,891
Total Deferred Debits and Other Assets	232,952	259,237

Total Assets	$3,179,422	$3,086,718

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(Thousands of Dollars)	2014	2013

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable to NU Parent	$153,300	$86,500
Long-Term Debt - Current Portion	-	50,000
Accounts Payable	58,801	82,920
Accounts Payable to Affiliated Companies	22,932	22,040
Regulatory Liabilities	29,165	20,643
Accumulated Deferred Income Taxes	29,936	28,596
Other Current Liabilities	38,725	51,729
Total Current Liabilities	332,859	342,428

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	566,298	500,166
Regulatory Liabilities	50,614	51,723
Accrued SERP and PBOP	14,320	15,272
Other Long-Term Liabilities	46,874	46,247
Total Deferred Credits and Other Liabilities	678,106	613,408

Capitalization:
Long-Term Debt	999,230	999,006

Common Stockholder's Equity:
Common Stock	-	-
Capital Surplus, Paid In	702,923	701,911
Retained Earnings	473,969	438,515
Accumulated Other Comprehensive Loss	(7,665)	(8,550)
Common Stockholder's Equity	1,169,227	1,131,876
Total Capitalization	2,168,457	2,130,882

Total Liabilities and Capitalization	$3,179,422	$3,086,718

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2014	2013	2014	2013

Operating Revenues	$223,664	$218,608	$735,123	$708,550

Operating Expenses:
Purchased Power, Fuel and Transmission	64,397	46,668	247,992	197,765
Operations and Maintenance	65,563	69,477	198,025	191,606
Depreciation	24,568	22,919	73,247	68,433
Amortization of Regulatory Assets/(Liabilities), Net	(9,734)	225	(17,565)	(1,745)
Amortization of Rate Reduction Bonds	-	-	-	19,748
Energy Efficiency Programs	3,766	3,990	10,897	11,036
Taxes Other Than Income Taxes	18,702	18,706	53,051	52,640
Total Operating Expenses	167,262	161,985	565,647	539,483
Operating Income	56,402	56,623	169,476	169,067

Interest Expense:
Interest on Long-Term Debt	10,896	10,345	33,812	32,951
Other Interest	128	521	183	1,230
Interest Expense	11,024	10,866	33,995	34,181
Other Income, Net	461	792	1,673	2,454
Income Before Income Tax Expense	45,839	46,549	137,154	137,340
Income Tax Expense	17,603	18,196	52,199	52,797
Net Income	$28,236	$28,353	$84,955	$84,543

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Net Income	$28,236	$28,353	$84,955	$84,543
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	290	290	871	872
Changes in Unrealized Gains/(Losses) on Other Securities	(13)	(2)	14	(47)
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	-	-	-	(3)
Other Comprehensive Income, Net of Tax	277	288	885	822
Comprehensive Income	$28,513	$28,641	$85,840	$85,365

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2014	2013

Operating Activities:
Net Income	$84,955	$84,543
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	73,247	68,433
Deferred Income Taxes	67,827	57,066
Pension, SERP and PBOP Expense	4,541	20,427
Pension and PBOP Contributions	(1,637)	(112,964)
Regulatory Over/(Under) Recoveries, Net	16,813	(1,346)
Amortization of Regulatory Liabilities, Net	(17,565)	(1,745)
Amortization of Rate Reduction Bonds	-	19,748
Proceeds from DOE Damages Claim	14,453	-
Other	7,930	7,165
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(7,467)	8,047
Fuel, Materials and Supplies	(17,350)	(30,456)
Taxes Receivable/Accrued, Net	(24,108)	5,103
Accounts Payable	(9,297)	29,148
Other Current Assets and Liabilities, Net	13,470	7,220
Net Cash Flows Provided by Operating Activities	205,812	160,389

Investing Activities:
Investments in Property, Plant and Equipment	(170,127)	(155,676)
(Increase)/Decrease in Special Deposits	(45)	22,039
Other Investing Activities	(103)	(53)
Net Cash Flows Used in Investing Activities	(170,275)	(133,690)

Financing Activities:
Cash Dividends on Common Stock	(49,500)	(51,000)
Increase in Notes Payable to NU Parent	66,800	165,200
Retirements of Long-Term Debt	(50,000)	(108,950)
Retirements of Rate Reduction Bonds	-	(29,294)
Other Financing Activities	(217)	456
Net Cash Flows Used in Financing Activities	(32,917)	(23,588)
Net Increase in Cash	2,620	3,111
Cash - Beginning of Period	130	2,493
Cash - End of Period	$2,750	$5,604

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(Thousands of Dollars)	2014	2013

ASSETS

Current Assets:
Cash	$1,737	$-
Receivables, Net	50,835	49,018
Accounts Receivable from Affiliated Companies	14,522	47,607
Unbilled Revenues	12,664	16,562
Taxes Receivable	11,504	432
Regulatory Assets	38,907	43,024
Marketable Securities	22,107	26,628
Prepayments and Other Current Assets	6,688	10,479
Total Current Assets	158,964	193,750

Property, Plant and Equipment, Net	1,432,368	1,381,060

Deferred Debits and Other Assets:
Regulatory Assets	109,690	146,088
Marketable Securities	35,963	31,243
Other Long-Term Assets	50,902	40,679
Total Deferred Debits and Other Assets	196,555	218,010

Total Assets	$1,787,887	$1,792,820

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(Thousands of Dollars)	2014	2013

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable to NU Parent	$13,200	$-
Long-Term Debt - Current Portion	50,000	-
Accounts Payable	36,558	62,961
Accounts Payable to Affiliated Companies	13,312	9,230
Accrued Interest	2,839	7,525
Regulatory Liabilities	43,462	19,858
Accumulated Deferred Income Taxes	1,920	13,098
Counterparty Deposits	626	7,688
Other Current Liabilities	11,758	20,629
Total Current Liabilities	173,675	140,989

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	413,701	396,933
Regulatory Liabilities	10,289	13,873
Accrued SERP and PBOP	2,623	3,911
Other Long-Term Liabilities	38,372	28,619
Total Deferred Credits and Other Liabilities	464,985	443,336

Capitalization:
Long-Term Debt	578,686	629,389

Common Stockholder's Equity:
Common Stock	10,866	10,866
Capital Surplus, Paid In	391,136	390,743
Retained Earnings	171,800	181,014
Accumulated Other Comprehensive Loss	(3,261)	(3,517)
Common Stockholder's Equity	570,541	579,106
Total Capitalization	1,149,227	1,208,495

Total Liabilities and Capitalization	$1,787,887	$1,792,820

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2014	2013	2014	2013

Operating Revenues	$118,145	$121,795	$363,843	$361,763

Operating Expenses:
Purchased Power and Transmission	43,926	38,797	130,977	111,095
Operations and Maintenance	20,820	26,148	67,085	70,213
Depreciation	10,506	9,426	31,144	27,707
Amortization of Regulatory Liabilities, Net	(8,519)	(1,412)	(7,778)	(598)
Amortization of Rate Reduction Bonds	-	-	-	7,780
Energy Efficiency Programs	10,983	12,222	33,096	28,462
Taxes Other Than Income Taxes	9,200	7,696	25,679	20,188
Total Operating Expenses	86,916	92,877	280,203	264,847
Operating Income	31,229	28,918	83,640	96,916

Interest Expense:
Interest on Long-Term Debt	6,029	5,814	18,195	17,846
Other Interest	547	417	734	954
Interest Expense	6,576	6,231	18,929	18,800
Other Income, Net	502	926	1,670	2,349
Income Before Income Tax Expense	25,155	23,613	66,381	80,465
Income Tax Expense	10,490	8,588	26,596	30,424
Net Income	$14,665	$15,025	$39,785	$50,041

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Net Income	$14,665	$15,025	$39,785	$50,041
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	85	85	254	254
Changes in Unrealized Gains/(Losses) on Other Securities	(2)	-	2	(8)
Other Comprehensive Income, Net of Tax	83	85	256	246
Comprehensive Income	$14,748	$15,110	$40,041	$50,287

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2014	2013

Operating Activities:
Net Income	$39,785	$50,041
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	31,144	27,707
Deferred Income Taxes	13,479	79,401
Regulatory Overrecoveries, Net	33,630	11,685
Amortization of Regulatory Liabilities, Net	(7,778)	(598)
Amortization of Rate Reduction Bonds	-	7,780
Proceeds from DOE Damages Claim	18,883	-
Other	615	(544)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	36,075	(32,231)
Taxes Receivable/Accrued, Net	(15,831)	16,412
Accounts Payable	(12,847)	20,260
Other Current Assets and Liabilities, Net	(16,551)	(9,857)
Net Cash Flows Provided by Operating Activities	120,604	170,056

Investing Activities:
Investments in Property, Plant and Equipment	(82,546)	(127,352)
Proceeds from Sales of Marketable Securities	58,788	53,552
Purchases of Marketable Securities	(59,280)	(54,042)
Other Investing Activities	-	7,401
Net Cash Flows Used in Investing Activities	(83,038)	(120,441)

Financing Activities:
Cash Dividends on Common Stock	(49,000)	(30,000)
Retirement of Long-Term Debt	-	(55,000)
Increase in Notes Payable to NU Parent	13,200	47,900
Retirement of Rate Reduction Bonds	-	(9,352)
Other Financing Activities	(29)	(7)
Net Cash Flows Used in Financing Activities	(35,829)	(46,459)
Net Increase in Cash	1,737	3,156
Cash - Beginning of Period	-	1
Cash - End of Period	$1,737	$3,157

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

The combined notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  The accompanying financial statements should be read in conjunction with the entirety of this combined Quarterly Report on Form 10-Q, the first and second quarter 2014 combined Quarterly Reports on Form 10-Q and the 2013 combined Annual Report on Form 10-K of NU, CL&P, NSTAR Electric, PSNH and WMECO, which were filed with the SEC.  The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The financial statements contain, in the opinion of management, all adjustments (including normal, recurring adjustments) necessary to present fairly NU's, CL&P's, NSTAR Electric's, PSNH's and WMECO's financial position as of September 30, 2014 and December 31, 2013, the results of operations and comprehensive income for the three and nine months ended September 30, 2014 and 2013, and the cash flows for the nine months ended September 30, 2014 and 2013.  The results of operations and comprehensive income for the three and nine months ended September 30, 2014 and 2013, and the cash flows for the nine months ended September 30, 2014 and 2013 are not necessarily indicative of the results expected for a full year.

NU consolidates CYAPC and YAEC because CL&P's, NSTAR Electric's, PSNH's and WMECO's combined ownership interest in each of these entities is greater than 50 percent.  Intercompany transactions between CL&P, NSTAR Electric, PSNH and WMECO and the CYAPC and YAEC companies have been eliminated in consolidation of the NU financial statements.  For CL&P, NSTAR Electric, PSNH and WMECO, the investments in CYAPC and YAEC continue to be accounted for under the equity method.

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

(Millions of Dollars)	As of September 30, 2014	As of December 31, 2013
NU	$181.4	$171.3
CL&P	85.8	82.0
NSTAR Electric	42.3	41.7
PSNH	7.9	7.4
WMECO	11.1	10.0

D.

Fair Value Measurements

Fair value measurement guidance is applied to derivative contracts that are not elected or designated as "normal purchases or normal sales" (normal) and to the marketable securities held in trusts.  Fair value measurement guidance is also applied to investment valuations used to calculate the funded status of pension and PBOP plans and nonrecurring fair value measurements of nonfinancial assets such as goodwill and AROs, and is also used to estimate the fair value of preferred stock and long-term debt.

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

F.

Other Taxes

Gross receipts taxes levied by the state of Connecticut are collected by CL&P and Yankee Gas from their respective customers.  These gross receipts taxes are shown on a gross basis with collections in Operating Revenues and payments in Taxes Other Than Income Taxes on the statements of income as follows:

	For the Three Months Ended		For the Nine Months Ended
(Millions of Dollars)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
NU	$35.0	$37.5	$114.6	$108.9
CL&P	32.5	35.5	99.0	97.3

Certain sales taxes are also collected by NU's companies that serve customers in Connecticut and Massachusetts as agents for state and local governments and are recorded on a net basis with no impact on the statements of income.

G.	Supplemental Cash Flow Information
Non-cash investing activities include plant additions included in Accounts Payable as follows:

(Millions of Dollars)	As of September 30, 2014	As of September 30, 2013
NU	$128.9	$122.9
CL&P	52.2	36.6
NSTAR Electric	18.1	31.9
PSNH	21.0	16.9
WMECO	10.0	13.8

In the first nine months of 2014, as a result of damages awarded to the Yankee Companies for spent nuclear fuel lawsuits against the DOE described in Note 9C, "Commitments and Contingencies - Contractual Obligations - Yankee Companies," NU received total proceeds of $132.1 million, which were net of $80.6 million in proceeds CYAPC and YAEC returned to non-affiliated member companies.

H.

Severance Benefits

NU recorded severance benefit expenses of $0.7 million and $6.5 million associated with the partial outsourcing of information technology functions and ongoing post-merger integration for the three and nine months ended September 30, 2014, respectively, and $9.2 million for the three and nine months ended September 30, 2013.  As of September 30, 2014 and December 31, 2013, the severance accrual totaled $6.4 million and $14.7 million, respectively, and was included in Other Current Liabilities on the balance sheets.

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

Regulatory Assets:  The components of regulatory assets are as follows:

	As of September 30, 2014	As of December 31, 2013
(Millions of Dollars)	NU	NU
Benefit Costs	$1,113.2	$1,240.2
Derivative Liabilities	427.5	638.0
Income Taxes, Net	623.2	626.2
Storm Restoration Costs	493.5	589.6
Goodwill-related	510.5	525.9
Regulatory Tracker Mechanisms	235.7	323.4
Contractual Obligations - Yankee Companies	124.6	154.2
Buy Out Agreements for Power Contracts	49.8	70.2
Other Regulatory Assets	109.1	126.8
Total Regulatory Assets	3,687.1	4,294.5
Less: Current Portion	446.0	535.8
Total Long-Term Regulatory Assets	$3,241.1	$3,758.7

	As of September 30, 2014				As of December 31, 2013
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH	WMECO
Benefit Costs	$242.2	$318.1	$78.1	$44.3	$297.7	$496.7	$100.6	$57.3
Derivative Liabilities	421.1	4.3	-	-	630.4	7.7	-	-
Income Taxes, Net	427.4	83.3	38.3	35.3	415.5	84.0	40.3	43.7
Storm Restoration Costs	326.0	106.2	29.3	32.0	397.8	109.3	43.7	38.8
Goodwill-related	-	438.3	-	-	-	451.5	-	-
Regulatory Tracker Mechanisms	5.2	76.4	94.7	23.5	8.0	169.5	83.3	32.6
Buy Out Agreements for Power Contracts	-	45.4	4.4	-	-	64.7	5.5	-
Other Regulatory Assets	63.6	54.2	35.9	13.5	64.6	55.9	38.1	16.7
Total Regulatory Assets	1,485.5	1,126.2	280.7	148.6	1,814.0	1,439.3	311.5	189.1
Less: Current Portion	116.5	128.2	102.5	38.9	150.9	204.1	92.2	43.0
Total Long-Term Regulatory Assets	$1,369.0	$998.0	$178.2	$109.7	$1,663.1	$1,235.2	$219.3	$146.1

Benefit Costs:  For information related to the Regulated companies' pension and other postretirement benefits, see Note 7, "Pension Benefits and Postretirement Benefits Other Than Pensions."

Storm Restoration Costs:  On March 12, 2014, the PURA approved recovery of $365 million of deferred storm restoration costs (with carrying charges) associated with five major storms that occurred in 2011 and 2012.  CL&P will recover these costs in its distribution rates over a six-year period beginning December 1, 2014.  Effective June 1, 2014, CL&P received $65.4 million of DOE Phase II Damages proceeds.  On June 17, 2014, the PURA ordered CL&P to refund these proceeds to customers by offsetting the deferred storm restoration costs regulatory asset.  For further information on the DOE Phase II Damages proceeds received from the Yankee Companies, see Note 9C, "Commitments and Contingencies - Contractual Obligations - Yankee Companies," to the financial statements.

Regulatory Costs in Other Long-Term Assets:  The Regulated companies had $64.7 million ($3.2 million for CL&P, $36 million for NSTAR Electric, and $11.2 million for WMECO) and $65.1 million ($7.3 million for CL&P, $33.4 million for NSTAR Electric, and $10.1 million for WMECO) of additional regulatory costs as of September 30, 2014 and December 31, 2013, respectively, that were included in Other Long-Term Assets on the balance sheets.  These amounts represent incurred costs for which recovery has not yet been specifically approved by the applicable regulatory agency.  However, based on regulatory policies or past precedent on similar costs, management believes it is probable that these costs will ultimately be approved and recovered from customers in rates.

Regulatory Liabilities:  The components of regulatory liabilities are as follows:

	As of September 30, 2014	As of December 31, 2013
(Millions of Dollars)	NU	NU
Cost of Removal	$439.1	$435.1
Regulatory Tracker Mechanisms	339.9	151.2
AFUDC - Transmission	67.2	68.1
Other Regulatory Liabilities	62.7	52.9
Total Regulatory Liabilities	908.9	707.3
Less: Current Portion	399.0	204.3
Total Long-Term Regulatory Liabilities	$509.9	$503.0

	As of September 30, 2014				As of December 31, 2013
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH	WMECO
Cost of Removal	$22.5	$260.7	$49.2	$-	$29.1	$250.0	$49.7	$-
Regulatory Tracker Mechanisms	196.4	67.3	25.9	43.9	95.6	21.9	21.6	21.1
AFUDC - Transmission	53.9	4.1	-	9.2	54.7	4.1	-	9.3
Other Regulatory Liabilities	10.6	31.6	4.7	0.7	8.4	31.1	1.0	3.4
Total Regulatory Liabilities	283.4	363.7	79.8	53.8	187.8	307.1	72.3	33.8
Less: Current Portion	195.7	97.2	29.2	43.5	94.0	54.0	20.6	19.9
Total Long-Term Regulatory Liabilities	$87.7	$266.5	$50.6	$10.3	$93.8	$253.1	$51.7	$13.9

As a result of two FERC orders issued on June 19, 2014 in the pending base ROE complaint proceedings described in Note 9E, "Commitments and Contingencies – FERC Base ROE Complaints," in the second quarter of 2014 the Company had recorded a series of reserves at its electric subsidiaries to recognize the potential financial impact of these rulings.  As of September 30, 2014, the cumulative pre-tax reserves (excluding interest) totaled $76.1 million at NU, $42.9 million at CL&P, $15.6 million at NSTAR Electric, $5.9 million at PSNH and $11.7 million at WMECO.  As of December 31, 2013, as a result of the FERC ALJ initial decision in the third quarter of 2013, the Company had an aggregate pre-tax reserve (excluding interest) of $23.7 million at NU, $12.8 million at CL&P, $5.7 million at NSTAR Electric, $2.3 million at PSNH and $2.9 million at WMECO.  These reserves were recorded in each electric subsidiary's respective transmission regulatory tracker mechanism and as a reduction of Operating Revenues.

Effective June 1, 2014, as a result of damages awarded to the Yankee Companies for spent nuclear fuel lawsuits against the DOE described in Note 9C, "Commitments and Contingencies - Contractual Obligations - Yankee Companies," the Yankee Companies returned the DOE Phase II Damages proceeds to the member companies, including CL&P, NSTAR Electric, PSNH, and WMECO, for the benefit of their respective customers.  CL&P's refund obligation to customers of $65.4 million was recorded as an offset to the deferred storm restoration costs regulatory asset, as directed by PURA.  NSTAR Electric's, PSNH's and WMECO's refund obligation to customers of $29.1 million, $13.1 million and $18.1 million, respectively, was recorded as a regulatory liability in each electric subsidiary's respective regulatory tracker mechanisms. Refunds to customers for these DOE proceeds began in the third quarter of 2014.

3.

PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

The following tables summarize the investments in utility property, plant and equipment by asset category:

	As of September 30, 2014	As of December 31, 2013
(Millions of Dollars)	NU	NU
Distribution - Electric	$12,306.6	$11,950.2
Distribution - Natural Gas	2,494.5	2,425.9
Transmission	6,564.2	6,412.5
Generation	1,168.6	1,152.3
Electric and Natural Gas Utility	22,533.9	21,940.9
Other (1)	541.7	508.7
Property, Plant and Equipment, Gross	23,075.6	22,449.6
Less: Accumulated Depreciation
Electric and Natural Gas Utility	(5,687.0)	(5,387.0)
Other	(216.3)	(196.2)
Total Accumulated Depreciation	(5,903.3)	(5,583.2)
Property, Plant and Equipment, Net	17,172.3	16,866.4
Construction Work in Progress	1,082.3	709.8
Total Property, Plant and Equipment, Net	$18,254.6	$17,576.2

(1)

These assets represent unregulated property and are primarily comprised of building improvements, computer software, hardware and equipment and telecommunications assets at NU's unregulated companies.

	As of September 30, 2014				As of December 31, 2013
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH	WMECO
Distribution	$5,104.8	$4,812.4	$1,654.5	$774.8	$4,930.7	$4,694.7	$1,608.2	$756.6
Transmission	3,125.2	1,824.6	715.8	851.8	3,071.9	1,772.3	695.7	826.4
Generation	-	-	1,134.7	33.9	-	-	1,131.2	21.1
Property, Plant and Equipment, Gross	8,230.0	6,637.0	3,505.0	1,660.5	8,002.6	6,467.0	3,435.1	1,604.1
Less: Accumulated Depreciation	(1,908.2)	(1,726.7)	(1,069.4)	(291.8)	(1,804.1)	(1,631.3)	(1,021.8)	(271.5)
Property, Plant and Equipment, Net	6,321.8	4,910.3	2,435.6	1,368.7	6,198.5	4,835.7	2,413.3	1,332.6
Construction Work in Progress	379.0	301.4	125.0	63.7	252.8	208.2	54.3	48.5
Total Property, Plant and Equipment, Net	$6,700.8	$5,211.7	$2,560.6	$1,432.4	$6,451.3	$5,043.9	$2,467.6	$1,381.1

4.

DERIVATIVE INSTRUMENTS

The Regulated companies purchase and procure energy and energy-related products, which are subject to price volatility, for their customers.  The costs associated with supplying energy to customers are recoverable through customer rates.  The Regulated companies manage the risks associated with the price volatility of energy and energy-related products through the use of derivative and nonderivative contracts.

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

The gross fair values of derivative assets and liabilities with the same counterparty are offset and reported as net Derivative Assets or Derivative Liabilities, with current and long-term portions, on the balance sheets.  The following tables present the gross fair values of contracts categorized by risk type and the net amount recorded as current or long-term derivative asset or liability:

	As of September 30, 2014
	Commodity Supply and		Net Amount Recorded as
(Millions of Dollars)	Price Risk Management	Netting (1)	Derivative Asset/(Liability)
Current Derivative Assets:
Level 2:
NU (1)	$0.4	$-	$0.4
Level 3:
NU (1)	17.4	(6.8)	10.6
CL&P (1)	16.4	(6.8)	9.6
NSTAR Electric	1.0	-	1.0

Long-Term Derivative Assets:
Level 3:
NU (1)	$96.0	$(20.9)	$75.1
CL&P (1)	95.1	(20.9)	74.2
NSTAR Electric	0.9	-	0.9

Current Derivative Liabilities:
Level 2:
NU (1)	$(2.4)	$0.4	$(2.0)
Level 3:
NU	(88.3)	-	(88.3)
CL&P	(86.8)	-	(86.8)
NSTAR Electric	(1.5)	-	(1.5)

Long-Term Derivative Liabilities:
Level 3:
NU	$(420.9)	$-	$(420.9)
CL&P	(418.1)	-	(418.1)
NSTAR Electric	(2.8)	-	(2.8)

	As of December 31, 2013
	Commodity Supply and		Net Amount Recorded as
(Millions of Dollars)	Price Risk Management	Netting (1)	Derivative Asset/(Liability)
Current Derivative Assets:
Level 2:
NU (1)	$1.9	$(0.3)	$1.6
Level 3:
NU (1)	18.4	(9.8)	8.6
CL&P (1)	17.1	(9.8)	7.3
NSTAR Electric	1.2	-	1.2

Long-Term Derivative Assets:
Level 2:
NU	$0.2	$-	$0.2
Level 3:
NU (1)	116.2	(42.2)	74.0
CL&P (1)	113.6	(42.2)	71.4

Current Derivative Liabilities:
Level 3:
NU	$(93.7)	$-	$(93.7)
CL&P	(92.2)	-	(92.2)
NSTAR Electric	(1.5)	-	(1.5)

Long-Term Derivative Liabilities:
Level 3:
NU	$(624.1)	$-	$(624.1)
CL&P	(617.1)	-	(617.1)
NSTAR Electric	(7.0)	-	(7.0)

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

Derivatives At Fair Value with Offsetting Regulatory Amounts

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

As of September 30, 2014 and December 31, 2013, NU had NYMEX future contracts in order to reduce variability associated with the purchase price of approximately 9.7 million and 9.1 million MMBtu of natural gas, respectively.

The following table presents the current change in fair value, primarily recovered through rates from customers, associated with NU's derivative contracts not designated as hedges:

	Amounts Recognized on Derivatives
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions of Dollars)	2014	2013	2014	2013
NU
Balance Sheets:
Regulatory Assets and Liabilities	$(15.7)	$0.3	$149.9	$48.8
Statements of Income:
Purchased Power, Fuel and Transmission	-	0.2	-	0.9

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

The following is a summary of NU's, including CL&P's and NSTAR Electric's, Level 3 derivative contracts and the range of the significant unobservable inputs utilized in the valuations over the duration of the contracts:

	As of September 30, 2014					As of December 31, 2013
	Range				Period Covered	Range				Period Covered
Energy Prices:
NU	$66	-	68	per MWh	2018 - 2020	$49	-	77	per MWh	2018 - 2029
CL&P	$66	-	68	per MWh	2018 - 2020	$56	-	58	per MWh	2018 - 2029

Capacity Prices:
NU	$7.03	-	12.98	per kW-Month	2016 - 2026	$5.07	-	11.82	per kW-Month	2017 - 2029
CL&P	$7.03	-	12.98	per kW-Month	2018 - 2026	$5.07	-	10.42	per kW-Month	2017 - 2026
NSTAR Electric	$11.00	-	11.10	per kW-Month	2016 - 2019	$5.07	-	7.38	per kW-Month	2017 - 2019

Forward Reserve:
NU, CL&P	$5.80	-	9.50	per kW-Month	2014 - 2024	$3.30	-	3.30	per kW-Month	2014 - 2024

REC Prices:
NU	$41	-	70	per REC	2014 - 2018	$36	-	87	per REC	2014 - 2029
NSTAR Electric	$41	-	70	per REC	2014 - 2018	$36	-	70	per REC	2014 - 2018

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
(Millions of Dollars)	NU	NU	NU	NU
Derivatives, Net:
Fair Value as of Beginning of Period	$(430.9)	$(788.1)	$(635.2)	$(878.6)
Net Realized/Unrealized Gains Included in:
Net Income	-	1.2	-	8.3
Regulatory Assets and Liabilities	(13.6)	0.8	147.6	49.6
Settlements	21.0	21.3	64.1	55.9
Fair Value as of End of Period	$(423.5)	$(764.8)	$(423.5)	$(764.8)

	For the Three Months Ended September 30,
	2014		2013
(Millions of Dollars)	CL&P	NSTAR Electric	CL&P	NSTAR Electric
Derivatives, Net:
Fair Value as of Beginning of Period	$(424.6)	$(6.3)	$(775.8)	$(13.1)
Net Realized/Unrealized Gains/(Losses) Included in Regulatory Assets and Liabilities	(15.0)	1.4	(1.2)	0.5
Settlements	18.5	2.5	21.7	1.0
Fair Value as of End of Period	$(421.1)	$(2.4)	$(755.3)	$(11.6)

	For the Nine Months Ended September 30,
	2014		2013
(Millions of Dollars)	CL&P	NSTAR Electric	CL&P	NSTAR Electric
Derivatives, Net:
Fair Value as of Beginning of Period	$(630.6)	$(7.3)	$(866.2)	$(14.9)
Net Realized/Unrealized Gains/(Losses) Included in Regulatory Assets and Liabilities	149.4	0.9	45.1	0.6
Settlements	60.1	4.0	65.8	2.7
Fair Value as of End of Period	$(421.1)	$(2.4)	$(755.3)	$(11.6)

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

In accordance with applicable accounting guidance, the Company elected to record mutual funds designated as available-for-sale at fair value and certain other equity investments as trading securities, with the changes in fair values recorded in Other Income, Net on the statements of income.  As of September 30, 2014, the mutual funds and equity investments were classified as Level 1 in the fair value hierarchy and totaled $58.2 million and $24.4 million, respectively.  As of December 31, 2013, the mutual funds were classified as Level 1 and totaled $57.2 million.  For the three months ended September 30, 2014 and 2013, net losses of $1.9 million and net gains of $3 million, respectively, were recorded in Other Income, Net.  For the nine months ended September 30, 2014 and 2013, net gains of $1.9 million and $7.3 million, respectively, were recorded in Other Income, Net.  Dividend income is recorded in Other Income, Net on the statements of income when dividends are declared.  All other marketable securities are accounted for as available-for-sale.

Available-for-Sale Securities:  The following is a summary of NU's and WMECO's available-for-sale securities.  These securities are recorded at fair value and included in current and long-term Marketable Securities on the balance sheets.

	As of September 30, 2014
		Pre-Tax	Pre-Tax
	Amortized	Unrealized	Unrealized
(Millions of Dollars)	Cost	Gains	Losses	Fair Value
NU
Debt Securities (1)	$310.6	$7.8	$(0.2)	$318.2
Equity Securities (1)	160.9	71.1	-	232.0

WMECO
Debt Securities (2)	58.1	0.1	(0.1)	58.1

	As of December 31, 2013
		Pre-Tax	Pre-Tax
	Amortized	Unrealized	Unrealized
(Millions of Dollars)	Cost	Gains	Losses	Fair Value
NU
Debt Securities (1)	$299.2	$2.5	$(2.1)	$299.6
Equity Securities (1)	163.6	60.5	-	224.1

WMECO
Debt Securities (2)	57.9	-	-	57.9

(1)

NU's amounts include CYAPC's and YAEC's marketable securities held in nuclear decommissioning trusts of $447.7 million and $424 million as of September 30, 2014 and December 31, 2013, respectively, which are legally restricted and can only be used for the costs of decommissioning of the nuclear power plants owned by these companies. Unrealized gains and losses for the nuclear decommissioning trusts are offset in Other Long-Term Liabilities on the balance sheets, with no impact on the statements of income.  All of the equity securities accounted for as available-for-sale securities are held in the CYAPC and YAEC trusts.

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

Contractual Maturities:  As of September 30, 2014, the contractual maturities of available-for-sale debt securities are as follows:

	NU		WMECO
	Amortized		Amortized
(Millions of Dollars)	Cost	Fair Value	Cost	Fair Value
Less than one year (1)	$47.6	$47.6	$21.9	$22.1
One to five years	91.0	91.4	30.7	30.5
Six to ten years	65.6	67.5	1.4	1.4
Greater than ten years	106.4	111.7	4.1	4.1
Total Debt Securities	$310.6	$318.2	$58.1	$58.1

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

Fair Value Measurements:  The following table presents the marketable securities recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

	NU		WMECO
	As of		As of
(Millions of Dollars)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Level 1:
Mutual Funds and Equities	$314.6	$281.3	$-	$-
Money Market Funds	27.1	32.9	4.4	10.9
Total Level 1	$341.7	$314.2	$4.4	$10.9
Level 2:
U.S. Government Issued Debt Securities (Agency and Treasury)	$56.5	$61.4	$-	$6.8
Corporate Debt Securities	61.2	53.6	14.1	15.1
Asset-Backed Debt Securities	37.9	30.4	14.3	9.0
Municipal Bonds	112.5	105.5	13.9	11.2
Other Fixed Income Securities	23.0	15.8	11.4	4.9
Total Level 2	$291.1	$266.7	$53.7	$47.0
Total Marketable Securities	$632.8	$580.9	$58.1	$57.9

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

6.

SHORT-TERM AND LONG-TERM DEBT

Credit Agreements and Commercial Paper Programs:  Effective July 23, 2014, NU parent, CL&P, PSNH, WMECO, NSTAR Gas and Yankee Gas extended the expiration date of their joint $1.45 billion revolving credit facility for one additional year to September 6, 2019.  The revolving credit facility is to be used primarily to backstop NU parent's $1.45 billion commercial paper program.  The commercial paper program allows NU parent to issue commercial paper as a form of short-term debt.  As of September 30, 2014 and December 31, 2013, NU had $964.5 million and $1.01 billion, respectively, in short-term borrowings outstanding under the NU parent commercial paper program, leaving $485.5 million and $435.5 million of available borrowing capacity as of September 30, 2014 and December 31, 2013, respectively.  The weighted-average interest rate on these borrowings as of September 30, 2014 and December 31, 2013 was 0.25 percent and 0.24 percent, respectively, which is generally based on A2/P2 rated commercial paper.  As of September 30, 2014, there were intercompany loans from NU of $105.4 million to CL&P, $153.3 million to PSNH and $13.2 million to WMECO.  As of December 31, 2013, there were intercompany loans from NU of $287.3 million to CL&P and $86.5 million to PSNH.

Effective July 23, 2014, NSTAR Electric extended the expiration date of its $450 million revolving credit facility for one additional year to September 6, 2019.  This facility serves to backstop NSTAR Electric's existing $450 million commercial paper program.  As of September 30, 2014 and December 31, 2013, NSTAR Electric had $159.5 million and $103.5 million, respectively, in short-term borrowings outstanding under its commercial paper program, leaving $290.5 million and $346.5 million of available borrowing capacity as of September 30, 2014 and December 31, 2013, respectively.  The weighted-average interest rate on these borrowings as of September 30, 2014 and December 31, 2013 was 0.16 percent and 0.13 percent, respectively, which is generally based on A2/P1 rated commercial paper.

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

Long-Term Debt:  On January 2, 2014, Yankee Gas issued $100 million of 4.82 percent Series L First Mortgage Bonds, due to mature in 2044.  The proceeds, net of issuance costs, were used to repay the $75 million 4.80 percent Series G First Mortgage Bonds that matured on January 1, 2014 and to pay $25 million in short-term borrowings.  As the debt issuance refinanced short-term debt, the short-term debt was classified as Long-Term Debt on NU's balance sheet as of December 31, 2013.

On March 7, 2014, NSTAR Electric issued $300 million of 4.40 percent debentures, due to mature in 2044.  The proceeds, net of issuance costs, were used to repay the $300 million of 4.875 percent debentures that matured on April 15, 2014.

On April 24, 2014, CL&P issued $250 million of 4.30 percent 2014 Series A First Mortgage Bonds, due to mature in 2044.  The proceeds, net of issuance costs, were used to repay short-term borrowings.

On July 15, 2014, PSNH repaid at maturity the $50 million of 5.25 percent Series L First Mortgage Bonds using short-term borrowings.

On September 15, 2014, CL&P repaid at maturity the $150 million of 4.80 percent 2004 Series A First Mortgage Bonds.

On October 14, 2014, PSNH issued $75 million of first mortgage bonds at a yield of 3.144 percent that will mature on November 1, 2023.  The first mortgage bonds are part of the same series of PSNH’s existing 3.50 percent Series S First Mortgage Bonds that were initially issued in November 2013.  As a result, the aggregate principal amount of PSNH’s outstanding Series S First Mortgage Bonds totals $325 million.  The proceeds, net of issuance costs, were used to repay short-term borrowings.  As the debt issuance refinanced short-term debt, the short-term debt was classified as Long-Term Debt on NU's balance sheet as of September 30, 2014.

On August 27, 2014, PURA approved CL&P's request to extend the authorization period for issuance of up to $366.4 million in long-term debt from December 31, 2014 to December 31, 2015.

7.

PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The components of net periodic benefit expense for the Pension, SERP and PBOP Plans are shown below.  The net periodic benefit expense less the capitalized portion of pension and PBOP amounts is included in Operations and Maintenance on the statements of income. Capitalized pension and PBOP amounts relate to employees working on capital projects and are included in Property, Plant and Equipment, Net. Intercompany allocations are not included in the CL&P, NSTAR Electric, PSNH and WMECO net periodic benefit expense amounts.

	Pension and SERP		Pension and SERP
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
(Millions of Dollars)	NU	NU	NU	NU
Service Cost	$19.1	$25.6	$60.7	$76.7
Interest Cost	56.4	51.7	169.5	155.0
Expected Return on Plan Assets	(77.7)	(69.5)	(233.1)	(208.5)
Actuarial Loss	31.7	52.4	96.5	158.1
Prior Service Cost	1.1	1.1	3.3	3.0
Total Net Periodic Benefit Expense	$30.6	$61.3	$96.9	$184.3
Capitalized Pension Expense	$8.3	$18.3	$26.7	$54.9

	PBOP		PBOP
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
(Millions of Dollars)	NU	NU	NU	NU
Service Cost	$3.1	$4.2	$9.3	$12.6
Interest Cost	12.4	11.8	37.1	35.4
Expected Return on Plan Assets	(15.8)	(13.9)	(47.4)	(41.6)
Actuarial Loss	3.0	6.5	9.1	19.5
Prior Service Credit	(0.7)	(0.5)	(2.1)	(1.5)
Total Net Periodic Benefit Expense	$2.0	$8.1	$6.0	$24.4
Capitalized PBOP Expense	$1.1	$2.6	$1.9	$7.6

	Pension and SERP
	For the Three Months Ended September 30, 2014				For the Three Months Ended September 30, 2013
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric(1)	PSNH	WMECO
Service Cost	$5.0	$3.0	$2.3	$0.8	$6.3	$8.3	3.3	$1.2
Interest Cost	12.5	10.3	5.7	2.5	12.1	14.5	5.8	2.5
Expected Return on Plan Assets	(18.7)	(15.7)	(9.3)	(4.4)	(18.4)	(21.1)	(9.2)	(4.3)
Actuarial Loss	8.2	5.9	2.8	1.7	13.9	14.4	5.4	2.9
Prior Service Cost	0.4	-	0.1	0.1	0.4	-	0.1	0.1
Total Net Periodic Benefit Expense	$7.4	$3.5	$1.6	$0.7	$14.3	$16.1	$5.4	$2.4
Intercompany Allocations	$6.5	$2.9	$1.8	$1.2	$11.4	$(2.1)	$2.6	$2.0
Capitalized Pension Expense	$4.3	$2.6	$0.7	$0.6	$7.0	$9.8	$1.7	$1.3

	Pension and SERP
	For the Nine Months Ended September 30, 2014				For the Nine Months Ended September 30, 2013
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric(1)	PSNH	WMECO
Service Cost	$15.2	$10.6	$7.4	$2.7	$18.7	$24.8	$9.8	$3.5
Interest Cost	38.1	31.0	18.0	7.8	36.3	43.5	17.8	7.5
Expected Return on Plan Assets	(56.7)	(47.3)	(28.8)	(13.5)	(55.4)	(63.3)	(26.2)	(13.0)
Actuarial Loss	25.5	17.6	8.9	5.2	42.0	43.6	16.2	8.9
Prior Service Cost/(Credit)	1.4	-	0.5	0.3	1.4	(0.2)	0.4	0.3
Total Net Periodic Benefit Expense	$23.5	$11.9	$6.0	$2.5	$43.0	$48.4	$18.0	$7.2
Intercompany Allocations	$20.8	$6.7	$6.0	$3.9	$33.6	$(6.2)	$7.8	$6.0
Capitalized Pension Expense	$13.6	$5.5	$2.4	$2.0	$21.0	$21.6	$5.6	$3.9

	PBOP
	For the Three Months Ended September 30, 2014				For the Three Months Ended September 30, 2013
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	PSNH	WMECO
Service Cost	$0.6	$0.8	$0.3	$0.1	$0.9	$0.6	$0.2
Interest Cost	2.0	4.9	1.1	0.4	2.0	1.0	0.4
Expected Return on Plan Assets	(2.6)	(6.5)	(1.4)	(0.6)	(2.5)	(1.3)	(0.6)
Actuarial Loss/(Gain)	1.0	(0.1)	0.6	0.1	1.8	0.9	0.3
Prior Service Credit	-	(0.5)	-	-	-	-	-
Total Net Periodic Benefit Expense/(Income)	$1.0	$(1.4)	$0.6	$0.0	$2.2	$1.2	$0.3
Intercompany Allocations	$0.9	$0.3	$0.2	$0.2	$1.7	$0.4	$0.3
Capitalized PBOP Expense/(Income)	$0.5	$(0.5)	$0.2	$-	$1.3	$0.4	$0.3

	PBOP
	For the Nine Months Ended September 30, 2014				For the Nine Months Ended September 30, 2013
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	PSNH	WMECO
Service Cost	$1.7	$2.3	$1.0	$0.3	$2.6	$1.7	$0.5
Interest Cost	6.0	14.6	3.2	1.3	5.9	3.1	1.3
Expected Return on Plan Assets	(7.9)	(19.5)	(4.1)	(1.7)	(7.6)	(3.9)	(1.7)
Actuarial Loss/(Gain)	3.2	(0.4)	1.7	0.3	5.6	2.7	0.8
Prior Service Credit	-	(1.4)	-	-	-	-	-
Total Net Periodic Benefit Expense/(Income)	$3.0	$(4.4)	$1.8	$0.2	$6.5	$3.6	$0.9
Intercompany Allocations	$3.1	$0.4	$0.8	$0.6	$5.3	$1.2	$1.0
Capitalized PBOP Expense/(Income)	$1.5	$(1.5)	$0.6	$0.1	$3.7	$1.1	$0.7

(1)

NSTAR Electric's pension amounts for the three and nine months ended September 30, 2013 do not include SERP expense.

For the three and nine months ended September 30, 2013, the net periodic PBOP expense allocated to NSTAR Electric was $1.2 million and $3.5 million, respectively.

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

As of September 30, 2014, the liabilities associated with the Pension, SERP and PBOP plans for NSTAR Electric were $83.4 million for the Pension Plan, $3.6 million for the SERP Plans ($0.4 million of which is included in other current liabilities) and $55.6 million for the PBOP Plan.  As of December 31, 2013, the liability associated with the NSTAR Pension Plan for NSTAR Electric was $118 million.

8.

INCOME TAXES

In the third quarter of 2014, the Company recorded a reduction to its state credit carryforwards of $11 million (CL&P $10.1 million), net of tax, as a result of an update to reflect the amounts expired.  Further, the Company decreased its valuation allowance reserve for state credits by $22.3 million (all at CL&P), net of tax, to reflect the expiration of state credits in its recently filed return and the latest available data.  These updates resulted in a net reduction in income tax expense of $11.3 million (CL&P $12.2 million).

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

The number of environmental sites and reserves related to these sites for which remediation or long-term monitoring, preliminary site work or site assessment are being performed are as follows:

	As of September 30, 2014		As of December 31, 2013
		Reserve		Reserve
	Number of Sites	(in millions)	Number of Sites	(in millions)
NU	65	$34.7	68	$35.4
CL&P	16	4.0	18	3.4
NSTAR Electric	13	1.1	12	1.2
PSNH	13	5.3	15	5.4
WMECO	4	0.5	5	0.4

Included in the NU number of sites and reserve amounts above are former MGP sites that were operated several decades ago and manufactured gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment. The reserve balance related to these former MGP sites was $29.8 million and $31.4 million as of September 30, 2014 and December 31, 2013, respectively, and relates primarily to the natural gas business segment.

B.

Long-Term Contractual Arrangements

The following is an update to the current status of long-term contractual arrangements set forth in Note 12B of the NU 2013 Form 10-K.

Renewable Energy:  Renewable energy contracts include non-cancelable commitments under contracts of CL&P, NSTAR Electric and WMECO for the purchase of energy and capacity from renewable energy facilities.

	October - December
(Millions of Dollars)	2014	2015	2016	2017	2018	Thereafter	Total
CL&P	$20.0	$60.7	$66.1	$67.0	$67.7	$717.0	$998.5
NSTAR Electric	21.8	86.3	100.0	96.1	59.6	377.6	741.4
WMECO	-	-	2.4	2.4	2.4	28.9	36.1

C.

Contractual Obligations – Yankee Companies

Spent Nuclear Fuel Litigation – DOE Phase II Damages –  On November 15, 2013, the Court of Federal Claims issued an award to CYAPC for $126.3 million, YAEC for $73.3 million and MYAPC for $35.8 million for lawsuits against the DOE seeking recovery of actual damages incurred in the years following 2001 and 2002 (DOE Phase II Damages).  On January 14, 2014, the Yankee Companies received a letter from the U.S. Department of Justice stating that the DOE will not appeal the court's final judgment.

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

As of September 30, 2014, CL&P's refund obligation to customers of $65.4 million was recorded as an offset to the deferred storm restoration costs regulatory asset, as directed by PURA.  NSTAR Electric's, PSNH's and WMECO's refund obligation to customers of $29.1 million, $13.1 million and $18.1 million, respectively, was recorded as a regulatory liability in each company's respective regulatory tracker mechanisms.  Refunds to customers for these DOE proceeds began in the third quarter of 2014.  For further information, see Note 2, "Regulatory Accounting," to the financial statements.

DOE Phase III Damages – On August 15, 2013, the Yankee Companies each filed subsequent lawsuits against the DOE seeking recovery of actual damages incurred in the years 2009 through 2012.  Responsive pleading from the U.S. Department of Justice was filed on November 18, 2013, and discovery has begun.

DOE Phase I Damages - Proceeds Received – On September 17, 2014, in accordance with the MYAPC refund plan, MYAPC returned a portion of the DOE Phase I Damages proceeds to the member companies, including CL&P, NSTAR Electric, PSNH, and WMECO, in the amount of $3.2 million, $1.1 million, $1.4 million and $0.8 million, respectively.  These amounts reduced receivables at CL&P, NSTAR Electric, PSNH and WMECO.

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

Management does not anticipate a material impact to Net Income as a result of these various guarantees and indemnifications.

The following table summarizes NU's guarantees of its subsidiaries, including CL&P, NSTAR Electric, PSNH and WMECO, as of September 30, 2014:

		Maximum Exposure
Subsidiary	Description	(in millions)	Expiration Dates
Various	Surety Bonds	$64.3	2014 - 2016 (1)

Various	New England Hydro Companies' Long-Term Debt	$2.0	Unspecified

NUSCO and RRR	Lease Payments for Vehicles and Real Estate	$15.3	2019 and 2024

(1)

Surety bond expiration dates reflect termination dates, the majority of which will be renewed or extended.

Certain surety bonds contain credit ratings triggers that would require NU parent to post collateral in the event that the unsecured debt credit ratings of NU are downgraded.

E.

FERC Base ROE Complaints

First Complaint: On September 30, 2011, a complaint was filed jointly at FERC under Sections 206 and 306 of the Federal Power Act (the "first complaint") by several New England state attorneys general, state regulatory commissions, consumer advocates and other parties (the "Complainants").  The Complainants alleged that the base ROE of 11.14 percent that has been utilized since 2006 in the calculation of formula rates for transmission service under the ISO-NE Open Access Transmission Tariff by NETOs, including CL&P, NSTAR Electric, PSNH and WMECO, was unjust and unreasonable and asserted that the rate was excessive due to changes in the capital markets.  Complainants sought an order to reduce the base ROE prospectively from the date of a final FERC order (the "FERC order date"), and for the 15-month period October 1, 2011 to December 31, 2012 (the "first complaint refund period"), and to require refunds.  The FERC set the case for trial before a FERC ALJ after settlement negotiations were unsuccessful in August 2012.

On August 6, 2013, the FERC ALJ issued an initial decision on the first complaint finding that the base ROE in effect during the first complaint refund period was not reasonable and recommended separate base ROEs for the first complaint refund period of 10.6 percent and for the period beginning when FERC issues its final decision (the "prospective period") of 9.7 percent, leaving policy considerations and additional adjustments to the FERC.  In the third quarter of 2013, the Company recorded a series of reserves at its electric subsidiaries to recognize the potential financial impact from the FERC ALJ's initial decision for the first complaint refund period.  See Cumulative Reserves below for further information on the reserves recorded in the third quarter of 2013.

On June 19, 2014, FERC issued an order on the first complaint, partially affirming and partially reversing the FERC ALJ's initial decision.  FERC set a single tentative base ROE of 10.57 percent for the first complaint refund period and prospective period.  FERC also modified its traditional methodology by adopting a two-step discounted cash flow analysis that it utilizes to determine the ROEs of both natural gas and oil pipeline projects.  Using this methodology, FERC determined a new zone of reasonableness of 7.03 percent to 11.74 percent, and set the tentative base ROE halfway between the midpoint and the top of the zone of reasonableness.  FERC also stated that a utility's “total ROE, inclusive of transmission incentive ROE adders” should not exceed the top of the new zone of reasonableness produced by this methodology.  FERC instituted a paper hearing on the long-term growth rate portion of the methodology (the "paper hearing").  Rehearing requests on this new methodology were filed in July, and briefs were filed in August and September by the parties on the appropriate long-term growth rate.  In the second quarter of 2014, the Company recorded additional reserves at its electric subsidiaries to recognize the potential financial impact from the FERC’s June 19th order.  See Cumulative Reserves below for further information on the reserves recorded in the second quarter of 2014.

On October 16, 2014, the FERC issued an order in the paper hearing, which confirmed that the base ROE should be set at 10.57 percent and that a utility’s total or maximum ROE should not exceed the top of the new zone of reasonableness (11.74 percent).  The FERC ordered the NETOs to provide refunds to customers for the first complaint refund period, and set the new base ROE prospectively from the order date.

Second Complaint: On December 27, 2012, a second complaint was filed jointly at FERC by several additional consumer groups and municipal parties (the "second complaint"), which challenged the NETOs' base ROE prospectively from the FERC order date and sought refunds for the 15-month period January 1, 2013 to March 31, 2014 (the "second complaint refund period").

On June 19, 2014, FERC issued an order finding that the second complaint raised issues of material fact.  On July 21, 2014, the NETOs filed a rehearing request in this proceeding.  On October 24, 2014, the FERC assigned the case for trial before a FERC ALJ after settlement negotiations were unsuccessful.  The FERC ALJ has set a trial date beginning June 8, 2015, and will issue an initial decision on or before October 26, 2015.  In the second quarter of 2014, the Company recorded reserves at its electric subsidiaries to recognize the potential financial impact from the FERC’s June 19th order for the second complaint refund period.  See Cumulative Reserves below for further information on the reserves recorded in the second quarter of 2014.

Third Complaint: On July 31, 2014, a third complaint was filed at FERC (the "third complaint") by most of the Complainants to the first and second complaints, claiming that the base ROE and incentive adders exceed the range of permissible ROEs, requesting FERC to reduce the NETO’s base ROE prospectively from the FERC order date, and seeking refunds for the 15-month period beginning August 1, 2014 (the "third complaint refund period").  FERC has taken no action on this complaint to date.  At this time, the Company cannot determine the outcome of this complaint.

Cumulative Reserves:  The following is a summary as of September 30, 2014 of the cumulative reserves (excluding interest) that the Company established in the third quarter of 2013 and the second quarter of 2014 to recognize the potential financial impacts of the first and second complaints.  Management is currently evaluating the impact of the October 16th order on the previously established reserves.

	NU
	Third Quarter	Second Quarter
(Millions of Dollars)	2013	2014	Total
1st Complaint - Base ROE	$23.7	$1.2	$24.9
2nd Complaint - Base ROE	-	27.4	27.4
Incentive ROE (1st and 2nd Complaint)	-	23.8	23.8
Cumulative Reserve	$23.7	$52.4	$76.1

	CL&P			NSTAR Electric
	Third Quarter	Second Quarter		Third Quarter	Second Quarter
(Millions of Dollars)	2013	2014	Total	2013	2014	Total
1st Complaint - Base ROE	$12.8	$0.5	$13.3	$5.7	$0.4	$6.1
2nd Complaint - Base ROE	-	13.5	13.5	-	7.5	7.5
Incentive ROE (1st and 2nd Complaint)	-	16.1	16.1	-	2.0	2.0
Cumulative Reserve	$12.8	$30.1	$42.9	$5.7	$9.9	$15.6

	PSNH			WMECO
	Third Quarter	Second Quarter		Third Quarter	Second Quarter
(Millions of Dollars)	2013	2014	Total	2013	2014	Total
1st Complaint - Base ROE	$2.3	$0.1	$2.4	$2.9	$0.2	$3.1
2nd Complaint - Base ROE	-	2.7	2.7	-	3.7	3.7
Incentive ROE (1st and 2nd Complaint)	-	0.8	0.8	-	4.9	4.9
Cumulative Reserve	$2.3	$3.6	$5.9	$2.9	$8.8	$11.7

The aggregate after-tax charge to second quarter 2014 earnings resulting from the June 19, 2014 FERC orders totaled $32.1 million at NU, $18.5 million at CL&P, $6.1 million at NSTAR Electric, $2 million at PSNH and $5.5 million at WMECO.  In the third quarter of 2013, the aggregate after-tax charge to earnings totaled $14.3 million at NU, $7.7 million at CL&P, $3.4 million at NSTAR Electric, $1.4 million at PSNH and $1.8 million at WMECO.

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

10.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each of the following financial instruments:

Preferred Stock and Long-Term Debt:  The fair value of CL&P's and NSTAR Electric's preferred stock is based upon pricing models that incorporate interest rates and other market factors, valuations or trades of similar securities and cash flow projections.  The fair value of long-term debt securities is based upon pricing models that incorporate quoted market prices for those issues or similar issues adjusted for market conditions, credit ratings of the respective companies and treasury benchmark yields.  The fair values provided in the tables below are classified as Level 2 within the fair value hierarchy.  Carrying amounts and estimated fair values are as follows:

	As of September 30, 2014		As of December 31, 2013
	NU		NU
	Carrying	Fair	Carrying	Fair
(Millions of Dollars)	Amount	Value	Amount	Value
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$151.0	$155.6	$152.7
Long-Term Debt	8,412.6	8,876.3	8,310.2	8,443.1

	As of September 30, 2014
	CL&P		NSTAR Electric		PSNH		WMECO
	Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Millions of Dollars)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
Preferred Stock Not Subject to Mandatory Redemption	$116.2	$110.1	$43.0	$40.9	$-	$-	$-	$-
Long-Term Debt	2,841.8	3,189.5	1,797.4	1,959.4	999.2	1,046.4	628.7	667.4

	As of December 31, 2013
	CL&P		NSTAR Electric		PSNH		WMECO
	Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Millions of Dollars)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
Preferred Stock Not Subject to Mandatory Redemption	$116.2	$110.5	$43.0	$42.2	$-	$-	$-	$-
Long-Term Debt	2,741.2	2,952.8	1,801.1	1,888.0	1,049.0	1,073.9	629.4	640.1

Derivative Instruments:  Derivative instruments are carried at fair value.  For further information, see Note 4, "Derivative Instruments," to the financial statements.

Other Financial Instruments:  Investments in marketable securities are carried at fair value. For further information, see Note 5, "Marketable Securities," to the financial statements. The carrying value of other financial instruments included in current assets and current liabilities, including cash and cash equivalents and special deposits, approximates their fair value due to the short-term nature of these instruments.

See Note 1D, "Summary of Significant Accounting Policies - Fair Value Measurements," for the fair value measurement policy and the fair value hierarchy.

11.

ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in accumulated other comprehensive income/(loss) by component, net of tax, is as follows:

	For the Nine Months Ended September 30, 2014				For the Nine Months Ended September 30, 2013
		Unrealized	Pension,			Unrealized	Pension,
	Qualified	Gains/(Losses)	SERP and		Qualified	Gains/(Losses)	SERP and
	Cash Flow	on Available-	PBOP		Cash Flow	on Available-	PBOP
	Hedging	for-Sale	Benefit		Hedging	for-Sale	Benefit
(Millions of Dollars)	Instruments	Securities	Plans	Total	Instruments	Securities	Plans	Total
AOCI as of Beginning of Period	$(14.4)	$0.4	$(32.0)	$(46.0)	$(16.4)	$1.3	$(57.8)	$(72.9)

OCI Before Reclassifications	-	0.2	1.2	1.4	-	(0.8)	-	(0.8)
Amounts Reclassified from AOCI	1.5	-	2.9	4.4	1.5	-	4.8	6.3
Net OCI	1.5	0.2	4.1	5.8	1.5	(0.8)	4.8	5.5
AOCI as of End of Period	$(12.9)	$0.6	$(27.9)	$(40.2)	$(14.9)	$0.5	$(53.0)	$(67.4)

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

The following table sets forth the amounts reclassified from AOCI by component and the impacted line item on the statements of income:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	Amounts Reclassified		Amounts Reclassified		Statements of Income
	from AOCI		from AOCI		Line Item Impacted
(Millions of Dollars)	2014	2013	2014	2013
Qualified Cash Flow Hedging Instruments	$(0.8)	$(0.8)	$(2.5)	$(2.5)	Interest Expense
Tax Benefit	0.3	0.3	1.0	1.0	Income Tax Expense
Qualified Cash Flow Hedging Instruments, Net of Tax	$(0.5)	$(0.5)	$(1.5)	$(1.5)

Pension, SERP and PBOP Benefit Plan Costs:
Amortization of Actuarial Losses	$(1.6)	$(2.5)	$(4.7)	$(7.3)	Operations and Maintenance (1)
Amortization of Prior Service Cost	-	-	(0.1)	(0.1)	Operations and Maintenance (1)
Total Pension, SERP and PBOP Benefit Plan Costs	(1.6)	(2.5)	(4.8)	(7.4)
Tax Benefit	0.6	0.9	1.9	2.6	Income Tax Expense
Pension, SERP and PBOP Benefit Plan Costs, Net of Tax	$(1.0)	$(1.6)	$(2.9)	$(4.8)

Total Amounts Reclassified from AOCI, Net of Tax	$(1.5)	$(2.1)	$(4.4)	$(6.3)

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

12.

COMMON SHARES

The following table sets forth the NU common shares and the shares of common stock of CL&P, NSTAR Electric, PSNH and WMECO that were authorized and issued and the respective per share par values:

	Shares
		Authorized as of
	Per Share	September 30, 2014 and	Issued as of
	Par Value	December 31, 2013	September 30, 2014	December 31, 2013
NU	$5	380,000,000	333,353,446	333,113,492
CL&P	$10	24,500,000	6,035,205	6,035,205
NSTAR Electric	$1	100,000,000	100	100
PSNH	$1	100,000,000	301	301
WMECO	$25	1,072,471	434,653	434,653

As of September 30, 2014 and December 31, 2013, there were 16,730,815 and 17,796,672 NU common shares held as treasury shares, respectively.  As of September 30, 2014 and December 31, 2013, NU common shares outstanding were 316,622,631 and 315,273,559, respectively.

13. COMMON SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

A summary of the changes in Common Shareholders' Equity and Noncontrolling Interests of NU is as follows:

	For the Three Months Ended
	September 30, 2014		September 30, 2013
		Noncontrolling		Noncontrolling
		Interest -		Interest -
	Common	Preferred	Common	Preferred
	Shareholders'	Stock of	Shareholders'	Stock of
(Millions of Dollars)	Equity	Subsidiaries	Equity	Subsidiaries
Balance as of Beginning of Period	$9,753.8	$155.6	$9,406.6	$155.6
Net Income	236.5	-	211.4	-
Dividends on Common Shares	(124.2)	-	(114.9)	-
Dividends on Preferred Stock	(1.9)	(1.9)	(1.9)	(1.9)
Issuance of Common Shares	1.0	-	1.4	-
Other Transactions, Net	24.1	-	12.8	-
Net Income Attributable to Noncontrolling Interests	-	1.9	-	1.9
Other Comprehensive Income	1.3	-	2.1	-
Balance as of End of Period	$9,890.6	$155.6	$9,517.5	$155.6

	For the Nine Months Ended
	September 30, 2014		September 30, 2013
		Noncontrolling		Noncontrolling
		Interest -		Interest -
	Common	Preferred	Common	Preferred
	Shareholders'	Stock of	Shareholders'	Stock of
(Millions of Dollars)	Equity	Subsidiaries	Equity	Subsidiaries
Balance as of Beginning of Period	$9,611.5	$155.6	$9,237.1	$155.6
Net Income	603.6	-	614.4	-
Dividends on Common Shares	(372.2)	-	(346.9)	-
Dividends on Preferred Stock	(5.6)	(5.6)	(5.8)	(5.8)
Issuance of Common Shares	6.4	-	10.2	-
Other Transactions, Net	41.0	-	3.0	-
Net Income Attributable to Noncontrolling Interests	-	5.6	-	5.8
Other Comprehensive Income	5.9	-	5.5	-
Balance as of End of Period	$9,890.6	$155.6	$9,517.5	$155.6

14.

EARNINGS PER SHARE

Basic EPS is computed based upon the weighted average number of common shares outstanding during each period.  Diluted EPS is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect of certain share-based compensation awards as if they were converted into common shares.  There were no antidilutive share awards outstanding for the three and nine months ended September 30, 2014 or for the three months ended September 30, 2013.  For the nine months ended September 30, 2013, there were 2,100 antidilutive share awards excluded from the computation.

The following table sets forth the components of basic and diluted EPS:

	For the Three Months Ended		For the Nine Months Ended
(Millions of Dollars, except share information)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net Income Attributable to Controlling Interest	$234.6	$209.5	$597.9	$608.6

Weighted Average Common Shares Outstanding:
Basic	316,340,691	315,291,346	315,941,904	315,191,752
Dilutive Effect	1,214,234	926,893	1,244,586	869,379
Diluted	317,554,925	316,218,239	317,186,490	316,061,131
Basic and Diluted EPS	$0.74	$0.66	$1.89	$1.93

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

15.

SEGMENT INFORMATION

Presentation:  NU is organized between the Electric Distribution, Electric Transmission and Natural Gas Distribution reportable segments and Other based on a combination of factors, including the characteristics of each segments' products and services, the sources of operating revenues and expenses and the regulatory environment in which each segment operates.  These reportable segments represented substantially all of NU's total consolidated revenues for the three and nine months ended September 30, 2014 and 2013.  Revenues from the sale of electricity and natural gas primarily are derived from residential, commercial and industrial customers and are not dependent on any single customer.  The Electric Distribution reportable segment includes the generation activities of PSNH and WMECO.

The remainder of NU's operations is presented as Other in the tables below and primarily consists of 1) the equity in earnings of NU parent from its subsidiaries and intercompany interest income, both of which are eliminated in consolidation, and interest expense related to the debt of NU parent, 2) the revenues and expenses of NU's service company, most of which are eliminated in consolidation, 3) the operations of CYAPC and YAEC, and 4) the results of other unregulated subsidiaries, which are not part of its core business.

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

NU's segment information is as follows:

	For the Three Months Ended September 30, 2014
	Electric	Natural Gas
(Millions of Dollars)	Distribution	Distribution	Transmission	Other	Eliminations	Total
Operating Revenues	$1,502.6	$109.2	$262.5	$211.2	$(193.0)	$1,892.5
Depreciation and Amortization	(71.7)	(16.4)	(37.4)	(13.8)	8.6	(130.7)
Other Operating Expenses	(1,141.5)	(98.4)	(74.2)	(192.4)	185.6	(1,320.9)
Operating Income/(Loss)	289.4	(5.6)	150.9	5.0	1.2	440.9
Interest Expense	(49.2)	(8.5)	(24.5)	(8.6)	1.0	(89.8)
Other Income, Net	9.3	0.1	2.7	226.4	(226.6)	11.9
Net Income Attributable to Controlling Interest	$153.4	$(9.9)	$88.1	$228.3	$(225.3)	$234.6

	For the Nine Months Ended September 30, 2014
	Electric	Natural Gas
(Millions of Dollars)	Distribution	Distribution	Transmission	Other	Eliminations	Total
Operating Revenues	$4,350.4	$737.5	$721.4	$568.1	$(516.7)	$5,860.7
Depreciation and Amortization	(309.9)	(51.1)	(111.4)	(28.3)	12.7	(488.0)
Other Operating Expenses	(3,343.9)	(586.2)	(211.5)	(534.1)	505.6	(4,170.1)
Operating Income	696.6	100.2	398.5	5.7	1.6	1,202.6
Interest Expense	(143.8)	(25.6)	(78.8)	(27.2)	3.2	(272.2)
Other Income, Net	13.6	0.2	6.9	657.9	(659.5)	19.1
Net Income Attributable to Controlling Interest	$349.1	$44.2	$206.8	$653.4	$(655.6)	$597.9
Cash Flows Used for Investments in Plant	$480.1	$120.6	$469.9	$46.9	$-	$1,117.5

	For the Three Months Ended September 30, 2013
	Electric	Natural Gas
(Millions of Dollars)	Distribution	Distribution	Transmission	Other	Eliminations	Total
Operating Revenues	$1,508.6	$97.1	$234.1	$212.5	$(159.7)	$1,892.6
Depreciation and Amortization	(159.6)	(16.4)	(34.5)	(11.2)	2.6	(219.1)
Other Operating Expenses	(1,064.1)	(89.4)	(73.4)	(206.8)	159.5	(1,274.2)
Operating Income/(Loss)	284.9	(8.7)	126.2	(5.5)	2.4	399.3
Interest Expense	(44.3)	(8.6)	(26.6)	(9.2)	1.2	(87.5)
Other Income, Net	5.5	0.5	2.9	312.1	(312.1)	8.9
Net Income/(Loss) Attributable to Controlling Interest	$156.9	$(10.4)	$58.6	$313.1	$(308.7)	$209.5

	For the Nine Months Ended September 30, 2013
	Electric	Natural Gas
(Millions of Dollars)	Distribution	Distribution	Transmission	Other	Eliminations	Total
Operating Revenues	$4,104.4	$613.0	$721.5	$650.4	$(565.8)	$5,523.5
Depreciation and Amortization	(488.7)	(50.5)	(100.9)	(52.0)	7.2	(684.9)
Other Operating Expenses	(2,952.4)	(483.6)	(199.1)	(599.0)	564.3	(3,669.8)
Operating Income/(Loss)	663.3	78.9	421.5	(0.6)	5.7	1,168.8
Interest Expense	(129.9)	(24.8)	(73.7)	(26.3)	4.1	(250.6)
Other Income, Net	12.6	0.7	8.5	866.2	(866.3)	21.7
Net Income Attributable to Controlling Interest	$347.5	$34.1	$215.4	$868.7	$(857.1)	$608.6
Cash Flows Used for Investments in Plant	$501.9	$91.2	$458.2	$22.5	$-	$1,073.8

The following table summarizes NU's segmented total assets:

	Electric	Natural Gas
(Millions of Dollars)	Distribution	Distribution	Transmission	Other	Eliminations	Total
As of September 30, 2014	$16,702.3	$2,801.1	$7,404.5	$12,270.2	$(11,195.8)	$27,982.3
As of December 31, 2013	17,260.0	2,759.7	6,745.8	11,842.4	(10,812.4)	27,795.5

NORTHEAST UTILITIES AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related combined notes included in this combined Quarterly Report on Form 10-Q, the First and Second Quarter 2014 Quarterly Reports on Form 10-Q, and the 2013 Annual Report on Form 10-K.  References in this Form 10-Q to "NU," the "Company," "we," "us," and "our" refer to Northeast Utilities and its consolidated subsidiaries.  All per share amounts are reported on a diluted basis.  The unaudited condensed consolidated financial statements of NU, NSTAR Electric and PSNH and the unaudited condensed financial statements of CL&P and WMECO are herein collectively referred to as the "financial statements."

Refer to the Glossary of Terms included in this combined Quarterly Report on Form 10-Q for abbreviations and acronyms used throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The only common equity securities that are publicly traded are common shares of NU.  The earnings and EPS of each business discussed below do not represent a direct legal interest in the assets and liabilities allocated to such business but rather represent a direct interest in our assets and liabilities as a whole.  EPS by business is a financial measure not recognized under GAAP that is calculated by dividing the Net Income Attributable to Controlling Interest of each business by the weighted average diluted NU common shares outstanding for the period.  The discussion below also includes non-GAAP financial measures referencing our third quarter and first nine months of 2014 and 2013 earnings and EPS excluding certain integration costs related to NU's merger with NSTAR.  We use these non-GAAP financial measures to evaluate and to provide details of earnings by business and to more fully compare and explain our third quarter and first nine months of 2014 and 2013 results without including the impact of these non-recurring items.  Due to the nature and significance of these items on Net Income Attributable to Controlling Interest, we believe that the non-GAAP presentation is more representative of our financial performance and provides additional and useful information to readers of this report in analyzing historical and future performance by business.  These non-GAAP financial measures should not be considered as an alternative to reported Net Income Attributable to Controlling Interest or EPS determined in accordance with GAAP as an indicator of operating performance.

Reconciliations of the above non-GAAP financial measures to the most directly comparable GAAP measures of consolidated diluted EPS and Net Income Attributable to Controlling Interest are included under "Financial Condition and Business Analysis – Overview – Consolidated" and "Financial Condition and Business Analysis – Overview – Regulated Companies" in Management's Discussion and Analysis of Financial Condition and Results of Operations, herein.

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

Financial Condition and Business Analysis

Executive Summary

The following items in this executive summary are explained in more detail in this combined Quarterly Report on Form 10-Q:

Results:

•

We earned $234.6 million, or $0.74 per share, in the third quarter of 2014 and $597.9 million, or $1.89 per share, in the first nine months of 2014, compared with $209.5 million, or $0.66 per share, in the third quarter of 2013 and $608.6 million, or $1.93 per share, in the first nine months of 2013.  Excluding integration costs, we earned $237.6 million, or $0.75 per share, in the third quarter of 2014 and $611.3 million, or $1.93 per share, in the first nine months of 2014, compared with $216.5 million, or $0.69 per share, in the third quarter of 2013, and $619.2 million, or $1.96 per share, in the first nine months of 2013.

•

Our electric distribution segment, which includes generation, earned $153.4 million, or $0.48 per share, in the third quarter of 2014 and $349.1 million, or $1.10 per share, in the first nine months of 2014, compared with earnings of $156.9 million, or $0.50 per share, in the third quarter of 2013 and $347.5 million, or $1.10 per share, in the first nine months of 2013.

•

Our transmission segment earned $88.1 million, or $0.28 per share, in the third quarter of 2014 and $206.8 million, or $0.65 per share, in the first nine months of 2014, compared with $58.6 million, or $0.18 per share, in the third quarter of 2013 and $215.4 million, or $0.68 per share, in the first nine months of 2013.  The increase in the third quarter of 2014, as compared to the same period in 2013, was due primarily to the absence of an after-tax reserve of $14.3 million recorded in the third quarter of 2013 for the FERC ALJ initial decision in the FERC base ROE complaint.  The decrease in the first nine months of 2014, as compared to the same period in 2013, was due primarily to the after-tax reserve of $32.1 million recorded for the June 2014 FERC ROE orders, as compared to the $14.3 million reserve recorded in the third quarter of 2013.

•

Our natural gas distribution segment had a net loss of $9.9 million, or $0.03 per share, in the third quarter of 2014 and earnings of $44.2 million, or $0.14 per share, in the first nine months of 2014, compared with a net loss of $10.4 million, or $0.03 per share, in the third quarter of 2013 and earnings of $34.1 million, or $0.11 per share, in the first nine months of 2013.

•

NU parent and other companies earned $3 million, or $0.01 per share, in the third quarter of 2014 and had a net loss of $2.2 million in the first nine months of 2014, compared with earnings of $4.4 million, or $0.01 per share, in the third quarter of 2013 and $11.6 million, or $0.04 per share, in the first nine months of 2013.  Third quarter and first nine months 2014 results reflect $3 million and $13.4 million, respectively, of after-tax integration costs.  Third quarter and first nine months 2013 results reflect $7 million and $10.6 million, respectively, of after-tax integration costs.

Legislative, Regulatory and Other Items:

•

On September 16, 2014, NU and Spectra Energy Corp announced Access Northeast, a natural gas pipeline expansion project.  Access Northeast will enhance the Algonquin and Maritimes pipeline systems using existing routes.  NU and Spectra Energy Corp will have equal ownership interest in the project.  The total project cost, subject to FERC approval, is expected to be approximately $3 billion and has an anticipated in-service date of November 2018.

•

On October 16, 2014, the FERC issued an order on the base ROE complaint filed by several parties in September 2011.  The FERC order confirmed that the base ROE should be set at 10.57 percent and that a utility's total or maximum ROE inclusive of transmission incentive ROE adders should not exceed the top of the new zone of reasonableness (11.74 percent).

•

In October 2014, the NHPUC concluded its hearings in the Clean Air Project prudence review to determine the prudent costs of PSNH’s compliance with the law requiring scrubber installation.  The NHPUC is expected to issue a decision on this matter by the end of 2014.

Liquidity:

•

Cash and cash equivalents totaled $41.7 million as of September 30, 2014, compared with $43.4 million as of December 31, 2013, while investments in property, plant and equipment totaled $1.1 billion in both the first nine months of 2014 and 2013.

•

Cash flows provided by operating activities totaled $1.4 billion in the first nine months of 2014, compared with $1.2 billion in the first nine months of 2013.  The improved operating cash flows were due primarily to approximately $132 million in DOE Damages proceeds resulting from the spent nuclear fuel litigation received by CL&P, NSTAR Electric, PSNH and WMECO from the Yankee Companies, the absence of cash disbursements for major storm restoration costs and the decrease of approximately $264 million in Pension and PBOP Plan cash contributions, partially offset by changes in the timing of working capital items and higher income tax payments in 2014, as compared to the same period in 2013.

•

In the first nine months of 2014, we issued $650 million of new long-term debt consisting of $100 million by Yankee Gas on January 2, 2014, $300 million by NSTAR Electric on March 7, 2014, and $250 million by CL&P on April 24, 2014.  Proceeds from these new issuances were used to repay approximately $525 million of existing long-term debt with remaining proceeds used to pay short-term borrowings.

•

In the first nine months of 2014, we had cash dividends on common shares of $356.1 million, compared with $341.7 million in the first nine months of 2013.  On September 30, 2014, we paid a common dividend of $0.3925 per share, which was approved by our Board of Trustees on September 2, 2014, to shareholders of record as of September 15, 2014.

Overview

Consolidated:  A summary of our earnings by business, which also reconciles the non-GAAP financial measures of consolidated non-GAAP earnings and EPS, as well as EPS by business, to the most directly comparable GAAP measures of consolidated Net Income Attributable to Controlling Interest and diluted EPS, for the third quarter and first nine months of 2014 and 2013 is as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Millions of Dollars, Except	2014		2013		2014		2013
Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income Attributable to Controlling Interest (GAAP)	$234.6	$0.74	$209.5	$0.66	$597.9	$1.89	$608.6	$1.93
Regulated Companies	$231.6	$0.73	$205.1	$0.65	$600.1	$1.89	$597.0	$1.89
NU Parent and Other Companies	6.0	0.02	11.4	0.04	11.2	0.04	22.2	0.07
Non-GAAP Earnings	237.6	0.75	216.5	0.69	611.3	1.93	619.2	1.96
Integration Costs (after-tax)	(3.0)	(0.01)	(7.0)	(0.03)	(13.4)	(0.04)	(10.6)	(0.03)
Net Income Attributable to Controlling Interest (GAAP)	$234.6	$0.74	$209.5	$0.66	$597.9	$1.89	$608.6	$1.93

Excluding the impact of integration costs, our third quarter 2014 earnings increased by $21.1 million, as compared to the third quarter of 2013.  The increase was due primarily to lower operations and maintenance costs that impact earnings, which were primarily driven by lower labor and other employee-related costs, including pension costs, and the absence of an after-tax reserve of $14.3 million recorded in the third quarter of 2013 for the FERC ALJ initial decision in the FERC base ROE complaint.  Partially offsetting these favorable earnings impacts were higher property taxes, higher depreciation expense and lower retail electric sales volumes as a result of cooler summer weather in 2014, as compared to the same period in 2013.

Excluding the impact of integration costs, our first nine months 2014 earnings decreased by $7.9 million, as compared to the first nine months of 2013, due primarily to the absence in 2014 of a favorable impact from the resolution of a state income tax audit in the first quarter of 2013, net of the favorable impact of a reduction in valuation allowance for state credits in the third quarter of 2014.  Earnings were also unfavorably impacted by the after-tax reserve of $32.1 million related to the second quarter 2014 FERC ROE orders, as compared to the $14.3 million reserve related to the third quarter 2013 FERC ALJ initial decision in the FERC base ROE complaints.  For further information, see "FERC Regulatory Issues – FERC Base ROE Complaints" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.  In addition, earnings decreased due to higher depreciation expense at our regulated companies, higher property taxes and lower retail electric sales volumes as a result of cooler summer weather in 2014, as compared to the same period in 2013.  Earnings were favorably impacted by lower operations and maintenance costs that impact earnings, which were primarily driven by lower labor and other employee-related costs, including pension costs, and lower storm restoration costs, as well as higher firm natural gas sales volumes as a result of the colder weather in the first quarter of 2014, as compared to the first quarter of 2013.

Regulated Companies:  Our Regulated companies consist of the electric distribution, transmission, and natural gas distribution segments.  Generation activities of PSNH and WMECO are included in our electric distribution segment.  A summary of our segment earnings and EPS for the third quarter and first nine months of 2014 and 2013 is as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Millions of Dollars, Except	2014		2013		2014		2013
Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Electric Distribution	$153.4	$0.48	$156.9	$0.50	$349.1	$1.10	$347.5	$1.10
Transmission	88.1	0.28	58.6	0.18	206.8	0.65	215.4	0.68
Natural Gas Distribution	(9.9)	(0.03)	(10.4)	(0.03)	44.2	0.14	34.1	0.11
Net Income - Regulated Companies	$231.6	$0.73	$205.1	$0.65	$600.1	$1.89	$597.0	$1.89

Our electric distribution segment earnings decreased $3.5 million in the third quarter of 2014, as compared to the third quarter of 2013, due primarily to a 4.5 percent decrease in retail electric sales volumes as a result of cooler summer weather in 2014, higher depreciation expense and higher property taxes, partially offset by lower operations and maintenance costs that impact earnings, which were primarily driven by lower labor and other employee-related costs, including pension costs, and lower vegetation management costs, all as compared to the same period in 2013.

Our electric distribution segment earnings increased $1.6 million in the first nine months of 2014, as compared to the first nine months of 2013, due primarily to lower operations and maintenance costs that impact earnings, which were primarily driven by lower labor and other employee-related costs, including pension costs, and lower storm restoration costs.  Partially offsetting these favorable earnings impacts were higher depreciation expense, higher property taxes, lower retail electric sales volumes as a result of cooler summer weather in 2014, and the absence in 2014 of regulatory interest income from stranded cost recoveries in 2013, all as compared to the same period in 2013.

Our transmission segment earnings increased $29.5 million in the third quarter of 2014, as compared to the third quarter of 2013, due primarily to the absence of the after-tax reserve of $14.3 million recorded in the third quarter of 2013 for the FERC ALJ initial decision in the FERC base ROE complaint, a decrease in transmission segment state income tax expense, which includes the reduction in valuation allowance for state credits, and a higher transmission rate base as a result of an increased investment in our transmission infrastructure.

Our transmission segment earnings decreased $8.6 million in the first nine months of 2014, as compared to the first nine months of 2013, due primarily to the after-tax reserve of $32.1 million recorded for the June 2014 FERC ROE orders, as compared to the $14.3 million reserve recorded in the third quarter of 2013 for the FERC ALJ initial decision in the FERC base ROE complaints.  These unfavorable impacts were partially offset by a decrease in transmission segment state income tax expense, which includes the reduction in valuation allowance for state credits, and a higher transmission rate base as a result of an increased investment in our transmission infrastructure.

Our natural gas distribution segment results improved by $0.5 million in the third quarter of 2014, as compared to the third quarter of 2013, due primarily to higher peak demand revenues and higher firm natural gas sales volumes resulting from additional natural gas heating customers.

Our natural gas distribution segment earnings increased $10.1 million in the first nine months of 2014, as compared to the first nine months of 2013, due primarily to higher firm natural gas sales volumes and peak demand revenues resulting from colder weather in the first quarter of 2014 and additional natural gas heating customers.

A summary of our retail electric GWh sales volumes and percentage changes, as well as percentage changes in CL&P, NSTAR Electric, PSNH and WMECO retail electric GWh sales volumes, is as follows:

	For the Three Months Ended September 30, 2014 Compared to 2013			For the Nine Months Ended September 30, 2014 Compared to 2013
	Sales Volumes (GWh)			Sales Volumes (GWh)		Percentage
NU – Electric	2014	2013	Percentage Decrease	2014	2013	Increase/ (Decrease)
Residential	5,656	6,102	(7.3)%	16,306	16,625	(1.9)%
Commercial	7,382	7,616	(3.1)%	20,838	21,064	(1.1)%
Industrial	1,517	1,529	(0.8)%	4,295	4,265	0.7%
Total	14,555	15,247	(4.5)%	41,439	41,954	(1.2)%

Percentage	For the Three Months Ended September 30, 2014 Compared to 2013				For the Nine Months Ended September 30, 2014 Compared to 2013
Increase/(Decrease) Electric	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	NSTAR Electric	PSNH	WMECO
Residential	(8.2)%	(6.6)%	(5.2)%	(9.2)%	(2.0)%	(2.4)%	(0.3)%	(2.6)%
Commercial	(3.3)%	(2.9)%	(2.6)%	(4.3)%	(1.1)%	(1.2)%	(0.4)%	(1.7)%
Industrial	(1.3)%	2.2%	(1.5)%	(3.5)%	1.9%	(0.4)%	1.5%	(3.0)%
Total	(5.3)%	(3.8)%	(3.4)%	(6.2)%	(1.2)%	(1.5)%	- %	(2.3)%

A summary of our firm natural gas sales volumes in million cubic feet and percentage changes, as well as percentage changes in Yankee Gas and NSTAR Gas, is as follows:

	For the Three Months Ended September 30, 2014 Compared to 2013			For the Nine Months Ended September 30, 2014 Compared to 2013
	Sales Volumes (million cubic feet)		Percentage	Sales Volumes (million cubic feet)
NU – Firm Natural Gas	2014	2013	Increase/ (Decrease)	2014	2013	Percentage Increase
Residential	2,487	2,407	3.3%	27,468	24,392	12.6%
Commercial	4,565	4,673	(2.3)%	31,032	28,066	10.6%
Industrial	4,276	4,093	4.4%	16,669	15,588	6.9%
Total	11,328	11,173	1.4%	75,169	68,046	10.5%
Total, Net of Special Contracts (1)	10,200	10,155	0.4%	71,645	64,815	10.5%

	For the Three Months Ended September 30, 2014 Compared to 2013		For the Nine Months Ended September 30, 2014 Compared to 2013
Percentage Increase/(Decrease)	Sales Volumes (million cubic feet)		Sales Volumes (million cubic feet)
Firm Natural Gas	Yankee Gas	NSTAR Gas	Yankee Gas	NSTAR Gas
Residential	(0.6)%	6.3%	14.0%	11.6%
Commercial	1.7%	(6.2)%	14.0%	7.5%
Industrial	4.6%	4.0%	7.3%	5.9%
Total	2.8%	(0.5)%	11.8%	9.1%
Total, Net of Special Contracts (1)	1.3%		12.1%

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

For the third quarter of 2014, our consolidated retail electric sales volumes, consisting of the retail electric sales volumes of CL&P, NSTAR Electric, PSNH, and WMECO, were lower, as compared to the same period in 2013, as a result of cooler summer weather in 2014.  The third quarter of 2014 cooling degree days were 12 percent lower in Connecticut and western Massachusetts, 15 percent lower in the Boston metropolitan area, and 24 percent lower in New Hampshire, as compared to the third quarter of 2013.  Weather-normalized retail electric sales volumes (based on 30-year average temperatures) decreased 2.3 percent in the third quarter of 2014, as compared to the third quarter of 2013.  We believe the decrease was due primarily to increased conservation efforts by our residential and commercial customer classes, which are driven by the energy efficiency programs sponsored by CL&P, NSTAR Electric and WMECO.

For the first nine months of 2014, our consolidated retail electric sales volumes were lower, as compared to the same period in 2013, due primarily to cooler summer weather in 2014, partially offset by colder weather in the first quarter of 2014.  The first nine months of 2014 cooling degree days were 14 percent lower in Connecticut and western Massachusetts, 16 percent lower in the Boston metropolitan area, and 24 percent lower in New Hampshire, as compared to the first nine months of 2013.  Weather-normalized retail electric sales volumes decreased 0.9 percent in the first nine months of 2014, as compared to the first nine months of 2013.  We believe the decrease was due primarily to an increase in customer conservation efforts as noted above.

For WMECO, fluctuations in retail electric sales volumes do not impact earnings due to the DPU-approved revenue decoupling mechanism.  Under this decoupling mechanism, WMECO has an overall fixed annual level of distribution delivery service revenues of $132.4  million, comprised of customer base rate revenues of $125.4 million and a baseline low income discount recovery of $7 million.  These two mechanisms effectively break the relationship between sales volume and revenues recognized.

Our firm natural gas sales are subject to many of the same influences as our retail electric sales.  In addition, they have benefitted from historically favorable natural gas prices and customer growth across both operating companies.  In the third quarter and first nine months of 2014, consolidated firm natural gas sales volumes, consisting of the firm natural gas sales volumes of Yankee Gas and NSTAR Gas, were higher, as compared to the third quarter and first nine months of 2013, due primarily to colder weather in the first quarter of 2014, as compared to the same period in 2013, and increased customer growth in the first nine months of 2014, as compared to the same period in 2013.  The third quarter and first nine months of 2014 weather-normalized NU consolidated total firm natural gas sales volumes increased 1 percent and 3.6 percent, respectively, as compared to the same periods in 2013.

NU Parent and Other Companies:  NU parent and other companies, which includes our unregulated businesses, earned $3 million and had a net loss of $2.2 million in the third quarter and first nine months of 2014, respectively, compared with earnings of $4.4 million and $11.6 million in the third quarter and first nine months of 2013, respectively.  Excluding the impact of integration costs, NU parent and other companies earned $6 million and $11.2 million in the third quarter and first nine months of 2014, respectively, compared with $11.4 million and $22.2 million in the third quarter and first nine months of 2013, respectively.  The earnings decrease for the first nine months of 2014 was due primarily to the absence in 2014 of the favorable impact from the resolution of the Connecticut state income tax audit, which provided a $5.8 million earnings benefit to the first nine months of 2013.

Liquidity

Consolidated:  Cash and cash equivalents totaled $41.7 million as of September 30, 2014, compared with $43.4 million as of December 31, 2013.

On July 15, 2014, PSNH repaid at maturity the $50 million of 5.25 percent Series L First Mortgage Bonds using short-term borrowings.

On September 15, 2014, CL&P repaid at maturity the $150 million of 4.80 percent 2004 Series A First Mortgage Bonds.

On October 14, 2014, PSNH issued $75 million of first mortgage bonds at a yield of 3.144 percent that will mature on November 1, 2023.  The first mortgage bonds are part of the same series of PSNH’s existing 3.50 percent Series S First Mortgage Bonds that were initially issued in November 2013.  As a result, the aggregate principal amount of PSNH’s outstanding Series S First Mortgage Bonds totals $325 million.  The proceeds, net of issuance costs, were used to repay short-term borrowings.

On August 27, 2014, PURA approved CL&P's request to extend the authorization period for issuance of up to $366.4 million in long-term debt from December 31, 2014 to December 31, 2015.

Effective July 23, 2014, NU parent, CL&P, PSNH, WMECO, NSTAR Gas and Yankee Gas extended the expiration date of their joint $1.45 billion revolving credit facility for one additional year to September 6, 2019.  The revolving credit facility is to be used primarily to backstop NU parent's $1.45 billion commercial paper program.  The commercial paper program allows NU parent to issue commercial paper as a form of short-term debt.  As of September 30, 2014 and December 31, 2013, NU had $964.5 million and $1.01 billion, respectively, in short-term borrowings outstanding under the NU parent commercial paper program, leaving $485.5 million and $435.5 million of available borrowing capacity as of September 30, 2014 and December 31, 2013, respectively.  The weighted-average interest rate on these borrowings as of September 30, 2014 and December 31, 2013 was 0.25 percent and 0.24 percent, respectively, which is generally based on A2/P2 rated commercial paper.  As of September 30, 2014, there were intercompany loans from NU of $105.4 million to CL&P, $153.3 million to PSNH and $13.2 million to WMECO.  As of December 31, 2013, there were intercompany loans from NU of $287.3 million to CL&P and $86.5 million to PSNH.

Effective July 23, 2014, NSTAR Electric extended the expiration date of its $450 million revolving credit facility for one additional year to September 6, 2019.  This facility serves to backstop NSTAR Electric's existing $450 million commercial paper program.  As of September 30, 2014 and December 31, 2013, NSTAR Electric had $159.5 million and $103.5 million, respectively, in short-term borrowings outstanding under its commercial paper program, leaving $290.5 million and $346.5 million of available borrowing capacity as of September 30, 2014 and December 31, 2013, respectively.  The weighted-average interest rate on these borrowings as of September 30, 2014 and December 31, 2013 was 0.16 percent and 0.13 percent, respectively, which is generally based on A2/P1 rated commercial paper.

Cash flows provided by operating activities totaled $1.4 billion in the first nine months of 2014, compared with $1.2 billion in the first nine months of 2013.  The improved operating cash flows were due primarily to approximately $132 million in DOE Damages proceeds resulting from the spent nuclear fuel litigation received by CL&P, NSTAR Electric, PSNH and WMECO from the Yankee Companies, the absence of cash disbursements for major storm restoration costs and the decrease of approximately $264 million in Pension and PBOP Plan cash contributions, partially offset by changes in the timing of working capital items and income tax payments of $256 million for the first nine months of 2014, compared to $34 million for the same period in 2013.  For further information on the spent nuclear fuel litigation, see Note 9C, "Commitments and Contingencies – Contractual Obligations – Yankee Companies," in this combined Quarterly Report on Form 10-Q.

In the first nine months of 2014, we had cash dividends on common shares of $356.1 million, compared with $341.7 million in the first nine months of 2013.  On September 30, 2014, we paid a common dividend of $0.3925 per share, which was approved by our Board of Trustees on September 2, 2014, to shareholders of record as of September 15, 2014.

In the first nine months of 2014, CL&P, NSTAR Electric, PSNH, and WMECO paid $128.4 million, $253 million, $49.5 million, and $49 million, respectively, in common dividends to NU parent.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized portions of pension expense.  In the first nine months of 2014, investments for NU, CL&P, NSTAR Electric, PSNH, and WMECO were $1.1 billion, $371.7 million, $309.2 million, $170.1 million, and $82.5 million, respectively.

Business Development and Capital Expenditures

Consolidated:  Our consolidated capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized portions of pension expense (all of which are non-cash factors), totaled $1.1 billion in the first nine months of both 2014 and 2013.  These amounts included $40.9 million and $14.7 million in the first nine months of 2014 and 2013, respectively, related to our corporate service companies, NUSCO and RRR.

Access Northeast:  On September 16, 2014, NU and Spectra Energy Corp announced Access Northeast, a natural gas pipeline expansion project.  Access Northeast will enhance the Algonquin and Maritimes pipeline systems using existing routes and is expected to be capable of delivering approximately one billion cubic feet of natural gas per day to New England.  NU and Spectra Energy Corp will have equal ownership interest in the project with the option of additional investors joining in the future.  The total project cost, subject to FERC approval, is expected to be approximately $3 billion and has an anticipated in-service date of November 2018.

Transmission Business:  Overall, transmission business capital expenditures increased by $33.5 million in the first nine months of 2014, as compared to the first nine months of 2013.  A summary of transmission capital expenditures by company for the first nine months of 2014 and 2013 is as follows:

	For the Nine Months Ended September 30,
(Millions of Dollars)	2014	2013
CL&P	$201.5	$133.5
NSTAR Electric	111.1	140.0
PSNH	76.9	58.0
WMECO	50.1	62.0
NPT	19.4	32.0
Total Transmission Segment	$459.0	$425.5

NEEWS:  GSRP, the first, largest and most complicated project within the NEEWS family of projects was fully energized on November 20, 2013.  As of September 30, 2014, CL&P and WMECO had placed $640 million in service with minimal remaining close-out activities continuing throughout the remainder of 2014.

The Interstate Reliability Project (IRP) is the second major NEEWS project.  It includes CL&P's construction of an approximately 40-mile, 345 kV overhead line from Lebanon, Connecticut to the Connecticut-Rhode Island border in Thompson, Connecticut where it will connect to transmission enhancements being constructed by National Grid in Rhode Island and Massachusetts.  As of May 2014, all three states have issued siting approvals.  The Army Corps of Engineers issued its permit on the project (the last required project permit) in the first quarter of 2014.  Project construction is underway in all three states.  NU's portion of the cost is estimated to be $218 million and construction on its portion of the project was approximately 62 percent complete as of September 30, 2014.

The Greater Hartford Central Connecticut Study (GHCC) includes the reassessment of the Central Connecticut Reliability Project and continues to make progress.  The final need results showed existing and worsening severe regional and local thermal overloads and voltage violations within each of the areas studied and across the interfaces of those areas.  These results were presented to the ISO-NE Planning Advisory Committee in November 2013.  On July 15, 2014, ISO-NE presented the preferred transmission solutions to its Planning Advisory Committee.  These solutions are comprised of many 115 kV upgrades that are expected to cost approximately $350 million and be placed in service from 2016 through 2018.  We expect to begin work on the initial solutions in late 2015 and complete GHCC-related work in 2018.

Included as part of NEEWS are several associated reliability related projects, $93.1 million of which have been placed in service.  As of the second quarter of 2014, all construction on the associated reliability related projects was completed.

Through September 30, 2014, CL&P and WMECO capitalized $323.6 million and $573.6 million, respectively, in costs associated with NEEWS, of which $70.8 million and $6.6 million, respectively, were capitalized in the first nine months of 2014.  Included in the NEEWS amounts are costs for IRP, of which CL&P capitalized $140.9 million in costs through September 30, 2014, and $67.9 million related to costs capitalized in the first nine months of 2014.

Northern Pass:  Northern Pass is NU's planned HVDC transmission line from the Québec-New Hampshire border to Franklin, New Hampshire and an associated alternating current radial transmission line between Franklin and Deerfield, New Hampshire.  Northern Pass will interconnect at the Québec-New Hampshire border with a planned HQ HVDC transmission line.  NPT received ISO-NE approval under Section I.3.9 of the ISO tariff in 2013.  By approving the project's Section I.3.9 application, ISO-NE determined that Northern Pass can reliably interconnect with the New England grid with no significant adverse effect on the reliability or operating characteristics of the regional energy grid and its participants.  The DOE continues to work on the draft Environmental Impact Statement (EIS) for Northern Pass.  This includes a review of our proposed route and various alternative routes.  We now expect the DOE to issue the draft EIS in March 2015.  We expect to file the state permit application in the second quarter of 2015 after receipt of the draft EIS.  The expected $1.4 billion project is subject to comprehensive federal and state public permitting processes and is now expected to be operational in the second half of 2018.

Greater Boston Reliability Solutions: As a result of continued analysis of the transmission needs to enhance system reliability and improve capacity in eastern Massachusetts, NSTAR Electric and PSNH expect to implement a series of new transmission initiatives over the next five years.  For a portion of these new transmission initiatives, ISO-NE and state regulators must decide between two alternative transmission solutions.  We expect ISO-NE to select the preferred solution in late 2014 or early 2015.  If ISO-NE selects our solution, which is the lower overall capital cost plan, then our investments are estimated to be $489 million.  If the alternate plan is chosen, then we still expect to invest approximately $356 million.

Distribution Business:  A summary of distribution capital expenditures by company for the first nine months of 2014 and 2013 is as follows:

	For the Nine Months Ended September 30,
(Millions of Dollars)	2014	2013
CL&P:
Basic Business	$70.2	$42.7
Aging Infrastructure	81.1	116.6
Load Growth	49.7	56.9
Total CL&P	201.0	216.2
NSTAR Electric:
Basic Business	75.4	84.6
Aging Infrastructure	76.0	75.0
Load Growth	25.8	22.5
Total NSTAR Electric	177.2	182.1
PSNH:
Basic Business	33.1	13.7
Aging Infrastructure	24.2	32.2
Load Growth	21.4	18.3
Total PSNH	78.7	64.2
WMECO:
Basic Business	6.2	5.3
Aging Infrastructure	10.2	16.7
Load Growth	3.6	5.7
Total WMECO	20.0	27.7
Total - Electric Distribution (excluding Generation)	476.9	490.2
PSNH Generation	11.3	5.5
WMECO Generation	7.5	0.9
Total - Natural Gas	138.9	126.7
Total Electric and Natural Gas Distribution Segment	$634.6	$623.3

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

FERC Regulatory Issues

FERC Base ROE Complaints:

First Complaint: On September 30, 2011, a complaint was filed jointly at FERC under Sections 206 and 306 of the Federal Power Act (the "first complaint") by several New England state attorneys general, state regulatory commissions, consumer advocates and other parties (the "Complainants").  The Complainants alleged that the base ROE of 11.14 percent that has been utilized since 2006 in the calculation of formula rates for transmission service under the ISO-NE Open Access Transmission Tariff by NETOs, including CL&P, NSTAR Electric, PSNH and WMECO, was unjust and unreasonable and asserted that the rate was excessive due to changes in the capital markets.  Complainants sought an order to reduce the base ROE prospectively from the date of a final FERC order (the "FERC order date"), and for the 15-month period October 1, 2011 to December 31, 2012 (the "first complaint refund period"), and to require refunds.  The FERC set the case for trial before a FERC ALJ after settlement negotiations were unsuccessful in August 2012.

On August 6, 2013, the FERC ALJ issued an initial decision on the first complaint finding that the base ROE in effect during the first complaint refund period was not reasonable and recommended separate base ROEs for the first complaint refund period of 10.6 percent and for the period beginning when FERC issues its final decision (the "prospective period") of 9.7 percent, leaving policy considerations and additional adjustments to the FERC.  In the third quarter of 2013, the Company recorded a series of reserves at its electric subsidiaries to recognize the potential financial impact from the FERC ALJ's initial decision for the first complaint refund period.  See Cumulative Reserves below for further information on the reserves recorded in the third quarter of 2013.

On June 19, 2014, FERC issued an order on the first complaint, partially affirming and partially reversing the FERC ALJ's initial decision.  FERC set a single tentative base ROE of 10.57 percent for the first complaint refund period and prospective period.  FERC also modified its traditional methodology by adopting a two-step discounted cash flow analysis that it utilizes to determine the ROEs of both natural gas and oil pipeline projects.  Using this methodology, FERC determined a new zone of reasonableness of 7.03 percent to 11.74 percent, and set the tentative base ROE halfway between the midpoint and the top of the zone of reasonableness.  FERC also stated that a utility's “total ROE, inclusive of transmission incentive ROE adders” should not exceed the top of the new zone of reasonableness produced by this methodology.  FERC instituted a paper hearing on the long-term growth rate portion of the methodology (the "paper hearing").  Rehearing requests on this new methodology were filed in July, and briefs were filed in August and September by the parties on the appropriate long-term growth rate.  In the second quarter of 2014, the Company recorded additional reserves at its electric subsidiaries to recognize the potential financial impact from the FERC’s June 19th order.  See Cumulative Reserves below for further information on the reserves recorded in the second quarter of 2014.

On October 16, 2014, the FERC issued an order in the paper hearing, which confirmed that the base ROE should be set at 10.57 percent and that a utility’s total or maximum ROE should not exceed the top of the new zone of reasonableness (11.74 percent).  The FERC ordered the NETOs to provide refunds to customers for the first complaint refund period, and set the new base ROE prospectively from the order date.

Second Complaint: On December 27, 2012, a second complaint was filed jointly at FERC by several additional consumer groups and municipal parties (the "second complaint"), which challenged the NETOs' base ROE prospectively from the FERC order date and sought refunds for the 15-month period January 1, 2013 to March 31, 2014 (the "second complaint refund period").

On June 19, 2014, FERC issued an order finding that the second complaint raised issues of material fact.  On July 21, 2014, the NETOs filed a rehearing request in this proceeding.  On October 24, 2014, the FERC assigned the case for trial before a FERC ALJ after settlement negotiations were unsuccessful.  The FERC ALJ has set a trial date beginning June 8, 2015, and will issue an initial decision on or before October 26, 2015.  In the second quarter of 2014, the Company recorded reserves at its electric subsidiaries to recognize the potential financial impact from the FERC’s June 19th order for the second complaint refund period.  See Cumulative Reserves below for further information on the reserves recorded in the second quarter of 2014.

Third Complaint: On July 31, 2014, a third complaint was filed at FERC (the "third complaint") by most of the complainants to the first and second complaints, claiming that the base ROE and incentive adders exceed the range of permissible ROEs, requesting FERC to reduce the NETO’s base ROE prospectively from the FERC order date, and seeking refunds for the 15-month period beginning August 1, 2014 (the "third complaint refund period").  FERC has taken no action on this complaint to date.  At this time, the Company cannot determine the outcome of this complaint.

Cumulative Reserves:  The following is a summary as of September 30, 2014 of the cumulative reserves (excluding interest) that the Company established in the third quarter of 2013 and the second quarter of 2014 to recognize the potential financial impacts of the first and second complaints.  Management is currently evaluating the impact of the October 16th order on the previously established reserves.

	NU
	Third Quarter	Second Quarter
(Millions of Dollars)	2013	2014	Total
1st Complaint - Base ROE	$23.7	$1.2	$24.9
2nd Complaint - Base ROE	-	27.4	27.4
Incentive ROE (1st and 2nd Complaint)	-	23.8	23.8
Cumulative Reserve	$23.7	$52.4	$76.1

The aggregate after-tax charge to second quarter 2014 earnings resulting from the June 19, 2014 FERC orders totaled $32.1 million at NU, $18.5 million at CL&P, $6.1 million at NSTAR Electric, $2 million at PSNH and $5.5 million at WMECO.  In the third quarter of 2013, the aggregate after-tax charge to earnings totaled $14.3 million at NU, $7.7 million at CL&P, $3.4 million at NSTAR Electric, $1.4 million at PSNH and $1.8 million at WMECO.

FERC Order No. 1000:  On August 15, 2014, the D.C. Circuit Court of Appeals upheld FERC's authority to order major changes to transmission planning and cost allocation in FERC Order No. 1000 and Order No. 1000-A, including transmission planning for public policy needs, and the requirement that utilities remove from their transmission tariffs their rights of first refusal to build transmission.  FERC has not yet ruled on the comprehensive compliance filings made in November of 2013 by the NETOs, including CL&P, NSTAR Electric, PSNH and WMECO.  We cannot predict the final outcome or impact on us; however implementation of FERC’s goals in New England, including within our service territories, may expose us to competition for construction of transmission projects, additional regulatory considerations, and potential delay with respect to future transmission projects.  While the FERC Orders may bring new challenges, we believe there are also opportunities for us to compete for transmission reliability projects outside of our service territories.

Regulatory Developments and Rate Matters

The Regulated companies' distribution rates are set by their respective state regulatory commissions, and their tariffs include mechanisms for periodically adjusting their rates for the recovery of specific incurred costs.  Other than as described below, for the first nine months of 2014, changes made to the Regulated companies' rates did not have a material impact on their earnings, financial position, or cash flows.  For further information, see "Financial Condition and Business Analysis – Regulatory Developments and Rate Matters" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the NU 2013 Annual Report on Form 10-K.

Connecticut:

Distribution Rates:  On June 9, 2014, CL&P filed an application with the PURA to amend customer rates, effective December 1, 2014.  The application included an increase to base distribution rates, as well as increases for the annual recovery of previously approved 2011 and 2012 deferred storm restoration costs and previously approved electric system resiliency costs.  Hearings were held in late August through the end of September 2014, followed by the legal briefing process.  After the briefing process, CL&P updated its requested increase to reflect a reduction to the storm cost recovery amounts.  The reduction primarily relates to applying the impact of the $65.4 million DOE Phase II Damages proceeds received on June 1, 2014 to the total deferred storm restoration costs of $365 million, as ordered by PURA on June 17, 2014.  A final decision is expected in December 2014.  A summary of the annual increase in distribution rates requested in the initial application and the current request is as follows:

(Millions of Dollars)	Base Distribution Rate Increase	2011 and 2012 Storm Cost Recovery	System Resiliency Cost Recovery	Total Distribution Rate Increase
Initial Application	$116.7	$89.5	$25.3	$231.5
Adjustments	5.7	(16.2)	-	(10.5)
Current Request	$122.4	$73.3	$25.3	$221.0

Massachusetts:

DPU Storm Penalties:  In December 2012, in separate orders issued by the DPU, the DPU ordered penalties of $4.1 million and $2 million for NSTAR Electric and WMECO, respectively, related to the electric utilities’ responses to Tropical Storm Irene and the October 2011 snowstorm, which were refunded to their customers.  In December 2012, NSTAR Electric and WMECO each filed appeals with the SJC arguing the DPU penalties should be vacated.

On September 4, 2014, the SJC vacated $2 million of NSTAR Electric's $4.1 million penalties.  The SJC found that certain of the penalties were not supported by substantial evidence.  The remaining penalties, as well as the $2 million in penalties related to WMECO, were upheld.

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

During its 2014 session, in response to the NHPUC staff report, the Legislature enacted changes to the laws governing divestiture of PSNH's generation assets, effective September 30, 2014.  The new law requires the NHPUC to initiate a proceeding before January 1, 2015, to determine whether all or some of PSNH's generation assets should be divested.  The NHPUC opened its docket DE 14-238 on September 16, 2014 and a Prehearing Conference was held on October 2, 2014.  A progress report from the NHPUC must be made by March 31, 2015.  The law also gives the NHPUC express authority to order the divestiture of all or some of PSNH's generation assets if the NHPUC finds it is in the economic interest of customers to do so.  The law also clarified the definition of "stranded costs" to include costs approved for recovery by the NHPUC in connection with the divestiture or retirement of PSNH's generation assets.

In the event of generation asset divestiture or retirement, present law and the PSNH Restructuring Settlement Agreement approved in 2000 require that the NHPUC provide recovery of any stranded costs by PSNH.  We continue to believe generation investments and prudently-incurred costs are probable of recovery.

Clean Air Project Prudence Proceeding:  The Clean Air Project, which involved the installation of wet scrubber technology at PSNH’s Merrimack coal-fired generation station in Bow, New Hampshire, was placed in service in September 2011.  In November 2011, the NHPUC opened a docket to review the Clean Air Project, including the establishment of temporary rates for near-term recovery of Clean Air Project costs, a prudence review of PSNH's overall construction program, and establishment of permanent rates for recovery of prudently incurred Clean Air Project costs.  In April 2012, the NHPUC issued an order authorizing temporary rates to recover a significant portion of the Clean Air Project costs.  The docket will remain open to conduct a comprehensive prudence review of the Clean Air Project and the establishment of permanent rates.  The temporary rates will remain in effect until permanent rates allowing full recovery of all prudently incurred costs are approved.  At that time, the NHPUC will reconcile recoveries collected under the temporary rates with approved permanent rates.

The NHPUC concluded its hearings in October 2014 to determine the prudent costs of PSNH’s compliance with the law requiring scrubber installation.  The NHPUC is expected to issue a decision on this matter by the end of 2014.  We continue to believe that we were prudent in the undertaking and completion of the Clean Air Project.  While we cannot predict with certainty the outcome of the Clean Air Project prudence review, we believe all costs were incurred appropriately and are probable of recovery.

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

NSTAR Gas filed the Gas System Enhancement Program (GSEP) with the DPU on October 31, 2014.  The program accelerates the replacement of gas distribution facilities composed of leak prone materials to eliminate leak prone infrastructure in the system within 25 years.  The GSEP includes a new tariff that provides NSTAR Gas an opportunity to collect the costs for the program on an annual basis through a newly designed reconciling factor to be approved by the DPU.

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

Contractual Obligations and Commercial Commitments:  Refer to Note 9B, "Commitments and Contingencies – Long-Term Contractual Arrangements," for discussion of material changes to contractual obligations.

Web Site:  Additional financial information is available through our web site at www.nu.com.  Information contained on the Company's website or that can be accessed through the website is not incorporated into and does not constitute a part of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS – NORTHEAST UTILITIES AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for NU for the three and nine months ended September 30, 2014 and 2013 included in this Quarterly Report on Form 10-Q:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
			Increase/				Increase/
(Millions of Dollars)	2014	2013	(Decrease)	Percent	2014	2013	(Decrease)	Percent
Operating Revenues	$1,892.5	$1,892.6	$(0.1)	-%	$5,860.7	$5,523.5	$337.2	6.1%
Operating Expenses:
Purchased Power, Fuel and Transmission	716.6	645.9	70.7	10.9	2,319.0	1,882.0	437.0	23.2
Operations and Maintenance	344.1	386.7	(42.6)	(11.0)	1,069.0	1,090.0	(21.0)	(1.9)
Depreciation	153.2	149.1	4.1	2.7	456.2	463.6	(7.4)	(1.6)
Amortization of Regulatory Assets/(Liabilities), Net	(22.5)	70.0	(92.5)	(a)	31.8	178.7	(146.9)	(82.2)
Amortization of Rate Reduction Bonds	-	-	-	-	-	42.6	(42.6)	(100.0)
Energy Efficiency Programs	118.7	106.1	12.6	11.9	360.2	306.0	54.2	17.7
Taxes Other Than Income Taxes	141.5	135.5	6.0	4.4	421.9	391.8	30.1	7.7
Total Operating Expenses	1,451.6	1,493.3	(41.7)	(2.8)	4,658.1	4,354.7	303.4	7.0
Operating Income	440.9	399.3	41.6	10.4	1,202.6	1,168.8	33.8	2.9
Interest Expense	89.7	87.5	2.2	2.5	272.2	250.6	21.6	8.6
Other Income, Net	11.8	8.9	2.9	32.6	19.0	21.6	(2.6)	(12.0)
Income Before Income Tax Expense	363.0	320.7	42.3	13.2	949.4	939.8	9.6	1.0
Income Tax Expense	126.5	109.3	17.2	15.7	345.9	325.4	20.5	6.3
Net Income	236.5	211.4	25.1	11.9	603.5	614.4	(10.9)	(1.8)
Net Income Attributable to Noncontrolling Interests	1.9	1.9	-	-	5.6	5.8	(0.2)	(3.4)
Net Income Attributable to Controlling Interest	$234.6	$209.5	$25.1	12.0%	$597.9	$608.6	$(10.7)	(1.8)%

Operating Revenues
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
			Increase/				Increase/
(Millions of Dollars)	2014	2013	(Decrease)	Percent	2014	2013	(Decrease)	Percent
Electric Distribution	$1,502.6	$1,508.6	$(6.0)	(0.4)%	$4,350.4	$4,104.4	$246.0	6.0%
Natural Gas Distribution	109.2	97.1	12.1	12.5	737.5	613.0	124.5	20.3
Total Distribution	1,611.8	1,605.7	6.1	0.4	5,087.9	4,717.4	370.5	7.9
Transmission	262.5	234.1	28.4	12.1	721.4	721.5	(0.1)	-
Total Regulated Companies	1,874.3	1,839.8	34.5	1.9	5,809.3	5,438.9	370.4	6.8
Other and Eliminations	18.2	52.8	(34.6)	(65.5)	51.4	84.6	(33.2)	(39.2)
Total Operating Revenues	$1,892.5	$1,892.6	$(0.1)	-%	$5,860.7	$5,523.5	$337.2	6.1%

(a) Percent greater than 100 percent not shown as it is not meaningful.

A summary of our retail electric sales volumes and firm natural gas sales volumes were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
			Increase/				Increase/
	2014	2013	(Decrease)	Percent	2014	2013	(Decrease)	Percent
Retail Electric Sales Volumes in GWh	14,555	15,247	(692)	(4.5)%	41,439	41,954	(515)	(1.2)%
Firm Natural Gas Sales Volumes in Million Cubic Feet	11,328	11,173	155	1.4	75,169	68,046	7,123	10.5

Three Months Ended:

In the third quarter of 2014 compared to the third quarter of 2013, Operating Revenues remained essentially flat.

Electric base distribution revenues decreased $22.6 million compared to the same period in 2013, reflecting a 4.5 percent decrease in retail electric sales volumes.  The decrease in sales volumes reflects the cooler summer weather in 2014 as well as the impact of our utility-sponsored energy efficiency programs.  There was an increase in revenues related to the higher costs associated with purchasing electricity and natural gas on behalf of our customers.  Fluctuations in these energy supply costs are recovered from customers in rates and have no impact on earnings.  Firm natural gas sales volumes increased 1.4 percent from the third quarter of 2013 as customer growth and economic conditions in our service territory have shown steady improvement over the past year.

As noted above, our respective utility-sponsored energy efficiency programs have the impact of reducing both retail electric and firm natural gas sales.  CL&P and NSTAR Electric bill customers for lost base revenues related to reductions in sales volume as a result of their energy efficiency.  We recognized $15.8 million of lost base revenue in the third quarter of 2014 compared to $5.5 million during the same period of 2013.

Transmission revenues increased in the third quarter of 2014, as compared to the third quarter of 2013, as a result of the recovery of higher transmission expenses including ongoing investments in our transmission infrastructure.

Nine Months Ended:

In the first nine months of 2014 compared to the first nine months of 2013, Operating Revenues increased $337.2 million.

The most significant factor in the revenue increase was the overall impact of the recovery of costs associated with the procurement of energy supply.  The costs incurred to procure energy were significantly higher in 2014 than in 2013.  Our energy supply costs were impacted by higher natural gas transportation costs which, in addition to its impact on the cost of natural gas purchased on behalf of our retail natural gas customers, had an adverse impact on the cost of electric energy purchased for our retail electric customers.  Fluctuations in energy supply costs are recovered from customers in rates and have no impact on earnings.

Firm base natural gas revenues increased $25.9 million reflecting an increase of approximately 10.5 percent in firm natural gas sales volumes.  The increase in sales volumes was driven primarily by the cold winter weather experienced throughout our service territories in the first quarter of 2014.  The winter was significantly colder than both normal and the same period last year throughout New England.  Weather-normalized total firm natural gas sales volumes (based on 30-year average temperatures) increased 3.6 percent in the first nine months of 2014, as compared to the same period in 2013, due primarily to residential and commercial customer growth.

In the first nine months of 2014, base electric distribution revenues decreased $16 million, compared to the first nine months of 2013.  This decrease reflects a 1.2 percent reduction in sales volumes.  The decrease in sales volumes reflects the cooler summer weather in 2014 as well as the impact of our utility-sponsored energy efficiency programs, partially offset by colder winter weather in the first quarter of 2014.  Weather-normalized retail electric sales volumes decreased 0.9 percent in the first nine months of 2014, as compared to the same period in 2013, reflecting the impact of our utility-sponsored energy efficiency programs.

CL&P and NSTAR Electric bill customers for lost base revenues related to reductions in sales volume as a result of their energy efficiency.  We recognized $31.9 million of lost base revenue in the first nine months of 2014 compared to $14.6 million during the same period of 2013.

Transmission revenues remained essentially flat in the first nine months of 2014, as compared to the first nine months of 2013, due primarily to the impact of the reserve recorded in the second quarter of 2014 as a result of the June 2014 FERC ROE orders as compared to the reserve recorded in the third quarter of 2013 for the FERC ALJ initial decision in the FERC base ROE complaints.  For further information, see "FERC Regulatory Issues - FERC Base ROE Complaints" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Purchased Power, Fuel and Transmission expense includes costs associated with purchasing electricity and natural gas on behalf of our customers.  These energy supply costs are recovered from customers in rates through cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power, Fuel and Transmission increased for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, due primarily to the following:

	Three Months Ended	Nine Months Ended
(Millions of Dollars)	Increase/(Decrease)	Increase/(Decrease)
Electric Distribution	$87.9	$366.0
Natural Gas Distribution	10.6	79.7
Transmission	-	(3.2)
Other and Eliminations	(27.8)	(5.5)
Total Purchased Power, Fuel and Transmission	$70.7	$437.0

The increase in purchased power at the electric and natural gas distribution businesses were driven by the higher costs associated with the procurement of energy supply.  Our energy supply costs were impacted by higher natural gas transportation costs which, in addition to its impact on the cost of natural gas purchased on behalf of our retail natural gas customers, had an adverse impact on the cost of electric energy purchased for our retail electric customers.

Operations and Maintenance expense includes tracked costs and costs that are recovered through base electric and natural gas distribution rates (and therefore impact earnings).  Operations and Maintenance decreased for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, due primarily to the following:

	Three Months Ended	Nine Months Ended
(Millions of Dollars)	Increase/(Decrease)	Increase/(Decrease)
Base Electric Distribution:
Labor and other employee-related costs, including pension costs	$(18.8)	$(62.3)
Implementation of a new outage restoration program at CL&P	4.8	9.7
Vegetation management costs	(4.7)	(0.9)
Storm restoration costs	(1.6)	(10.1)
Other operations and maintenance	(4.1)	21.6
Total Base Electric Distribution	(24.4)	(42.0)
Total Base Natural Gas Distribution	(0.6)	2.3
Total Base Electric and Natural Gas Distribution	(25.0)	(39.7)
Total Tracked costs (Transmission and Electric and Natural Gas Distribution)	(3.6)	19.9
Total Distribution and Transmission	(28.6)	(19.8)
Other and eliminations:
Integration and severance costs	(7.0)	4.5
All other (including eliminations)	(7.0)	(5.7)
Total Operations and Maintenance	$(42.6)	$(21.0)

Depreciation increased for the three months ended September 30, 2014, as compared to the same period in 2013 due primarily to higher utility plant balances resulting from completed construction projects placed into service ($8.8 million), partially offset by a decrease in CYAPC and YAEC decommissioning costs, which do not impact earnings ($4.7 million).  For the nine months ended September 30, 2014, depreciation expense decreased due primarily to a decrease in the CYAPC and YAEC decommissioning costs, which do not impact earnings ($29.7 million), partially offset by an increase related to higher utility plant balances resulting from completed construction projects placed into service ($22.3 million).

Amortization of Regulatory Assets/(Liabilities), Net, which are tracked costs, include certain regulatory-approved tracking mechanisms.  Fluctuations in these costs are recovered from customers in rates and have no impact on earnings.  Amortization of Regulatory Assets/(Liabilities), Net, decreased for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, due primarily to the following:

	Three Months Ended	Nine Months Ended
(Millions of Dollars)	Increase/(Decrease)	Increase/(Decrease)
NSTAR Electric (primarily deferred transition costs)	$(87.8)	$(174.2)
PSNH (primarily default energy service charge)	(10.0)	(15.9)
CL&P (primarily energy supply and energy-related costs)	13.1	51.4
WMECO (primarily deferred transition costs)	(7.1)	(7.2)
Other	(0.7)	(1.0)
Total Amortization of Regulatory Assets/(Liabilities), Net	$(92.5)	$(146.9)

Amortization of Rate Reduction Bonds decreased for the nine months ended September 30, 2014, as compared to the same period in 2013, due to the maturity in 2013 of RRBs of NSTAR Electric, PSNH, and WMECO.

Energy Efficiency Programs, which are tracked costs, increased for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, due primarily to an increase in energy efficiency costs in accordance with the three-year program guidelines established by the DPU at NSTAR Electric and WMECO and expanded energy conservation programs at CL&P in 2014 as a result of 2013 legislative action, partially offset by a decrease in the amortization of previously deferred costs at NSTAR Electric.

Taxes Other Than Income Taxes increased for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, due primarily to an increase in property taxes as a result of both an increase in utility plant balances and property tax rates, combined with a decrease and increase, respectively, in the Connecticut gross earnings tax for the three months and nine months ended, attributable to fluctuations in retail revenues.

Interest Expense increased for the three and nine months ended September 30, 2014, as compared to the same periods in 2013,  due primarily to the absence in 2014 of the favorable impact from the resolution of a Connecticut state income tax audit in the first quarter of 2013 ($8.8 million), lower interest income from a decrease in the recovery of previously deferred transition costs ($0.5 million and $8.2 million, respectively), and an increase in interest on long-term debt ($0.3 million and $3.9 million, respectively) as a result of new debt issuances in the first and second quarters of 2014.

Other Income, Net increased for the three months ended September 30, 2014, as compared to the same period in 2013, due primarily to a gain on the sale of land ($4.5 million), and higher AFUDC related to equity funds ($3.8 million), partially offset by lower unrealized gains on assets supporting the deferred compensation plans ($3.1 million) and the absence in 2014 of an insurance policy claim received in 2013 ($2.6 million).  Other Income, Net decreased for the nine months ended September 30, 2014, as compared to the same period in 2013, due primarily to lower unrealized gains on the assets supporting the deferred compensation plans ($6.5 million), and the absence in 2014 of an insurance policy claim received in 2013 ($2.6 million), partially offset by higher AFUDC related to equity funds ($3.8 million), and a net gain on the sale of land ($4.5 million).

Income Tax Expense increased for the three months ended September 30, 2014, as compared to the same period in 2013, due primarily to higher pre-tax earnings ($14.9 million), and higher state taxes, which includes the reduction in valuation allowance for state credits, and various other impacts ($2.3 million).

Income Tax Expense increased for the nine months ended September 30, 2014, as compared to the same period in 2013, due primarily to higher pre-tax earnings ($6.5 million), and higher state taxes, which includes the reduction in valuation allowance for state credits, and various other impacts ($14 million).

RESULTS OF OPERATIONS – THE CONNECTICUT LIGHT AND POWER COMPANY

The following  provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P for the three and nine months ended September 30, 2014 and 2013 included in this Quarterly Report on Form 10-Q:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
			Increase/				Increase/
(Millions of Dollars)	2014	2013	(Decrease)	Percent	2014	2013	(Decrease)	Percent
Operating Revenues	$695.6	$648.4	$47.2	7.3%	$2,017.6	$1,841.8	$175.8	9.5%
Operating Expenses:
Purchased Power and Transmission	255.8	253.1	2.7	1.1	737.0	667.3	69.7	10.4
Operations and Maintenance	127.2	127.1	0.1	0.1	368.6	359.7	8.9	2.5
Depreciation	46.9	44.8	2.1	4.7	139.6	132.3	7.3	5.5
Amortization of Regulatory Assets, Net	13.1	-	13.1	100.0	62.6	11.2	51.4	(a)
Energy Efficiency Programs	41.4	24.5	16.9	69.0	119.4	68.2	51.2	75.1
Taxes Other Than Income Taxes	65.0	65.0	-	-	194.1	182.7	11.4	6.2
Total Operating Expenses	549.4	514.5	34.9	6.8	1,621.3	1,421.4	199.9	14.1
Operating Income	146.2	133.9	12.3	9.2	396.3	420.4	(24.1)	(5.7)
Interest Expense	38.7	35.3	3.4	9.6	110.4	99.0	11.4	11.5
Other Income, Net	6.4	3.9	2.5	64.1	10.6	10.9	(0.3)	(2.8)
Income Before Income Tax Expense	113.9	102.5	11.4	11.1	296.5	332.3	(35.8)	(10.8)
Income Tax Expense	30.0	36.2	(6.2)	(17.1)	95.9	113.1	(17.2)	(15.2)
Net Income	$83.9	$66.3	$17.6	26.5%	$200.6	$219.2	$(18.6)	(8.5)%

(a) Percent greater than 100 percent not shown as it is not meaningful.

Operating Revenues
CL&P's retail sales volumes were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2014	2013	Decrease	Percent	2014	2013	Decrease	Percent
Retail Sales Volumes in GWh	5,791	6,119	(328)	(5.3)%	16,790	16,993	(203)	(1.2)%

CL&P's Operating Revenues increased in the third quarter of 2014, as compared to the same period of 2013.  The increase primarily reflects the overall impact of higher costs associated with the procurement of energy supply.  Our energy supply costs were impacted by higher natural gas transportation costs, which had an adverse impact on the cost of electric energy purchased for our retail customers.  Fluctuations in energy supply costs are recovered from customers in rates and have no impact on earnings.  The increase was also driven by a higher level of recovery related to CL&P's energy efficiency programs, which has no impact on earnings, as a result of 2013 legislative action.  Partially offsetting this increase was a decrease in retail sales volumes in the third quarter of 2014, as compared to the same period in 2013, as a result of cooler summer weather in 2014.

CL&P's Operating Revenues increased in the first nine months of 2014, as compared to the first nine months of 2013.  The increase primarily reflects the overall impact of higher costs associated with the procurement of energy supply.  The energy supply costs were impacted by higher natural gas transportation costs, which had an adverse impact on the cost of electric energy purchased for our retail customers.  Fluctuations in energy supply costs are recovered from customers in rates and have no impact on earnings.  The increase was also driven by a higher level of recovery related to CL&P's energy efficiency programs, which has no impact on earnings, as a result of 2013 legislative action.  Partially offsetting this increase was the impact of the reserve recorded in the second quarter of 2014 as a result of the June 2014 FERC ROE orders as compared to the reserve recorded in the third quarter of 2013 for the FERC ALJ initial decision in the FERC base ROE complaints.  For further information, see "FERC Regulatory Issues - FERC Base ROE Complaints" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of CL&P's customers.  These energy supply costs are recovered from customers in PURA-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power and Transmission increased for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, due primarily to the following:

	Three Months Ended	Nine Months Ended
(Millions of Dollars)	Increase/(Decrease)	Increase/(Decrease)
Purchased Power Costs	$42.4	$111.2
Transmission Costs	(34.4)	(22.6)
Other	(5.3)	(18.9)
Total Purchased Power and Transmission	$2.7	$69.7

Included in Purchased Power are the costs associated with CL&P's generation services charge (GSC) and deferred energy costs.  The GSC recovers energy-related costs incurred as a result of providing electric generation service supply to all customers that have not migrated to competitive energy suppliers.  The increase in purchased power was due primarily to higher average supply prices and increased load as a result of customers returning to standard offer from third party suppliers.  The decrease in transmission costs was the result of a decrease in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers.

Operations and Maintenance expense includes tracked costs and costs that are recovered through base electric distribution rates (and therefore impact earnings).  Operations and Maintenance expenses were relatively flat in the third quarter of 2014, as compared to the same period in 2013.

Tracked costs, which have no earnings impact, increased $4.5 million, which was primarily attributable to higher hardship and other tracked bad debt expense.  This increase was offset by a decrease in costs that impact earnings of $4.4 million, which was primarily attributable to lower labor and other employee-related costs, including pension costs, and lower routine vegetation management costs, partially offset by an increase in costs for the implementation of a new outage restoration program that began in the second quarter of 2014.

Operations and Maintenance increased for the nine months ended September 30, 2014, as compared to the same period in 2013, driven by a $14.2 million increase in tracked costs, which have no earnings impact, which was primarily attributable to higher hardship and other tracked bad debt expense.  Partially offsetting this increase was a $5.3 million decrease in costs that impact earnings, which was primarily attributable to lower labor and other employee-related costs, including pension costs, and lower storm restoration costs, partially offset by an increase in costs for the implementation of a new outage restoration program that began in the second quarter of 2014.

Depreciation increased for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, due primarily to higher utility plant balances resulting from completed construction projects placed into service.

Amortization of Regulatory Assets, Net¸ increased for the three and nine months ended September 30, 2014, as compared to the same periods in 2013.  Fluctuations in energy supply and energy-related costs, which are the primary drivers in amortization, are recovered from customers in rates and have no impact on earnings.

Energy Efficiency Programs, which are tracked costs, increased for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, due primarily to expanded energy conservation programs in 2014 as a result of 2013 legislative action.

Taxes Other Than Income Taxes did not materially change for the three months ended September 30, 2014 and increased for the nine months ended September 30, 2014, as compared to the same periods in 2013, due primarily to an increase in property taxes as a result of both an increase in utility plant balances and property tax rates, and a decrease and increase, respectively, in the Connecticut gross earnings tax for the three months and nine months ended attributable to fluctuations in retail revenues.

Interest Expense increased for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, due primarily to the absence in 2014 of the favorable impact from the resolution of a state income tax audit in the first quarter of 2013 ($6 million), an increase in interest on long-term debt ($1.9 million and $4.1 million, respectively) as a result of a new debt issuance in April 2014, and an increase in regulatory interest due to the refund of the DOE proceeds in the third quarter of 2014 ($1.2 million).

Other Income, Net increased for the three months ended September 30, 2014, as compared to the same period in 2013, due primarily to a gain on the sale of land ($4.5 million), higher AFUDC related to equity funds ($0.4 million), partially offset by lower unrealized gains on the assets supporting the deferred compensation plans ($2.4 million).

Income Tax Expense decreased for the three months ended September 30, 2014, as compared to the same period in 2013, due primarily to lower state tax expense, which includes the reduction in valuation allowance for state credits, and various other impacts ($10.2 million), partially offset by higher pre-tax earnings ($4 million).

Income Tax Expense decreased for the nine months ended September 30, 2014, as compared to the same period in 2013, due primarily to lower pre-tax earnings ($11.1 million) and lower state taxes, which includes the reduction in valuation allowance for state credits, and various other impacts ($6.1 million).

EARNINGS SUMMARY

CL&P's third quarter 2014 earnings were higher than the same period in 2013 due primarily to the absence of an after-tax reserve of $7.7 million recorded in the third quarter of 2013 for the FERC ALJ initial decision in the FERC base ROE complaints, lower income tax expense due to the reduction in valuation allowance, and a decrease in operations and maintenance costs attributable to lower employee-related costs.  Partially offsetting these favorable earnings impacts were lower retail electric sales volumes as a result of cooler summer weather in 2014, as compared to the same period in 2013, higher depreciation expense and higher property taxes.

For the nine months ended September 30, 2014, CL&P's earnings decreased, as compared to the same period in 2013, due primarily to the after-tax reserve recorded for the second quarter 2014 FERC ROE orders as compared to the reserve recorded in the third quarter 2013 for the FERC ALJ initial decision in the FERC base ROE complaints ($10.8 million increase), higher property tax expense and higher interest expense.  Partially offsetting these unfavorable earnings impacts were lower income tax expense due to the reduction in valuation allowance and a decrease in operations and maintenance costs primarily attributable to lower employee-related costs.

LIQUIDITY

CL&P had cash flows provided by operating activities of $483 million in the first nine months of 2014, compared with $308.6 million in the first nine months of 2013.  The improved operating cash flows were due primarily to $68.6 million in DOE damages proceeds received in 2014 from the Yankee Companies associated with the spent nuclear fuel litigation, the absence of cash disbursements for major storm restoration costs, an increase in regulatory overrecoveries, partially offset by changes in working capital items, an unfavorable cash flow impact relating to income tax payments of $85.3 million in the first nine months of 2014, as compared to income tax payments of $41.2 million in the first nine months of 2013.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized portions of pension expense.  In the first nine months of 2014, investments for CL&P were $371.7 million.

Effective July 23, 2014, NU parent and certain of its subsidiaries, including CL&P, extended the expiration date of their joint $1.45 billion revolving credit facility for one additional year to September 6, 2019.  The revolving credit facility is to be used primarily to backstop NU parent's $1.45 billion commercial paper program.  The commercial paper program allows NU parent to issue commercial paper as a form of short-term debt to its subsidiaries, including CL&P.  As of September 30, 2014 and December 31, 2013, there were intercompany loans from NU parent of $105.4 million and $287.3 million, respectively, to CL&P.

On September 15, 2014, CL&P repaid at maturity the $150 million of 4.80 percent 2004 Series A First Mortgage Bonds.

On August 27, 2014, PURA approved CL&P's request to extend the authorization period for issuance of up to $366.4 million in long-term debt from December 31, 2014 to December 31, 2015.

Financing activities in the first nine months of 2014 included $128.4 million in common stock dividends paid to NU parent.

RESULTS OF OPERATIONS – NSTAR ELECTRIC COMPANY AND SUBSIDIARY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for NSTAR Electric for the nine months ended September 30, 2014 and 2013 included in this Quarterly Report on Form 10-Q:

	For the Nine Months Ended September 30,
(Millions of Dollars)	2014	2013	Increase/	Percent
			(Decrease)
Operating Revenues	$1,955.6	$1,916.6	$39.0	2.0%
Operating Expenses:
Purchased Power and Transmission	879.8	659.1	220.7	33.5
Operations and Maintenance	244.6	277.3	(32.7)	(11.8)
Depreciation	141.0	136.3	4.7	3.4
Amortization of Regulatory Assets/(Liabilities), Net	(0.9)	173.3	(174.2)	(a)
Amortization of Rate Reduction Bonds	-	15.1	(15.1)	(100.0)
Energy Efficiency Programs	145.5	161.2	(15.7)	(9.7)
Taxes Other Than Income Taxes	99.1	95.3	3.8	4.0
Total Operating Expenses	1,509.1	1,517.6	(8.5)	(0.6)
Operating Income	446.5	399.0	47.5	11.9
Interest Expense	59.1	51.6	7.5	14.5
Other Income, Net	3.0	3.3	(0.3)	(9.1)
Income Before Income Tax Expense	390.4	350.7	39.7	11.3
Income Tax Expense	156.6	137.5	19.1	13.9
Net Income	$233.8	$213.2	$20.6	9.7%

(a) Percent greater than 100 percent not shown as it is not meaningful.

Operating Revenues
NSTAR Electric's retail sales volumes were as follows:

	For the Nine Months Ended September 30,
	2014	2013	Decrease	Percent
Retail Sales Volumes in GWh	15,958	16,204	(246)	(1.5)%

NSTAR Electric's Operating Revenues increased in the first nine months of 2014, as compared to the first nine months of 2013.  The increase primarily reflects the overall impact of higher costs associated with the procurement of energy supply.  Our energy supply costs were impacted by higher natural gas transportation costs, which had an adverse impact on the cost of electric energy purchased for our retail customers.  Fluctuations in energy supply costs are recovered from customers in rates and have no impact on earnings.  Partially offsetting this increase was the impact of the reserve recorded in the second quarter of 2014 as a result of the June 2014 FERC ROE orders as compared to the reserve recorded in the third quarter of 2013 for the FERC ALJ initial decision in the FERC base ROE complaints.  For further information, see "FERC Regulatory Issues - FERC Base ROE Complaints" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.  Additionally, transition cost recovery revenues decreased during the period, reflecting the full collection in 2013 of previously deferred costs, as well as the full amortization of RRBs.  Base distribution revenues decreased in the first nine months of 2014, as compared to the same period in 2013, which was due primarily to cooler summer weather and customer savings due to the impact of energy efficiency programs.  NSTAR Electric is permitted to bill customers for lost base revenues related to reductions in sales volume as a result of their energy efficiency.  In the first nine months of 2014, including the impact from the recognition of lost base revenues, base distribution revenues were flat, compared to the first nine months of 2013.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of NSTAR Electric's customers.  These energy supply costs are recovered from customers in DPU-approved cost tracking mechanisms which have no impact on earnings (tracked costs).  Purchased Power and Transmission increased for the nine months ended September 30, 2014, as compared to the same period in 2013, due primarily to the following:

(Millions of Dollars)	Increase
Purchased Power Costs	$167.6
Transmission Costs	49.0
Other	4.1
Total Purchased Power and Transmission	$220.7

The increase in purchased power was due primarily to higher energy supply prices.  The increase in transmission costs was due primarily to higher RNS expense.

Operations and Maintenance expense includes tracked costs and costs that are recovered through base electric distribution rates (and therefore impact earnings).  Operations and Maintenance decreased for the nine months ended September 30, 2014, as compared to the same period in 2013, driven by a $36.9 million reduction in costs that impact earnings, which was primarily attributable to lower labor and other employee-related costs.  Partially offsetting this decrease was a $4.2 million increase in tracked costs, which have no earnings impact, which was primarily attributable to an increased level of recovery of deferred storm costs.

Depreciation increased for the nine months ended September 30, 2014, as compared to the same period in 2013, due primarily to higher utility plant balances resulting from completed construction projects placed into service.

Amortization of Regulatory Assets/(Liabilities), Net, reflects a decrease in the recovery of previously deferred tracked transition costs for the nine months ended September 30, 2014, as compared to the same period in 2013.  Fluctuations in these costs are recovered from customers in rates and have no impact on earnings.

Amortization of Rate Reduction Bonds decreased for the nine months ended September 30, 2014, as compared to the same period in 2013, due to the maturity of the RRBs in March 2013.

Energy Efficiency Programs, which are tracked costs, decreased for the nine months ended September 30, 2014, as compared to the same period in 2013, due primarily to a decrease in the amortization of previously deferred costs.  This was partially offset by an increase in energy efficiency costs incurred in accordance with the three-year program guidelines established by the DPU.

Taxes Other Than Income Taxes increased for the nine months ended September 30, 2014, as compared to the same period in 2013, due to an increase in property taxes as a result of both an increase in utility plant balances and property tax rates.

Interest Expense increased for the nine months ended September 30, 2014, as compared to the same period in 2013, due primarily to lower interest income from a decrease in the recovery of previously deferred transition costs ($8.7 million), partially offset by a decrease in interest on long-term debt ($0.8 million).

Income Tax Expense increased for the nine months ended September 30, 2014, as compared to the same period in 2013, due primarily to higher pre-tax earnings ($13.8 million) and higher state taxes ($5.3 million).

EARNINGS SUMMARY

For the nine months ended September 30, 2014, NSTAR Electric's earnings increased, as compared to the same period in 2013, due primarily to lower operations and maintenance costs primarily attributable to lower employee-related costs.  Partially offsetting the favorable earnings impact were the after-tax reserve recorded for the second quarter 2014 FERC ROE orders as compared to the reserve recorded in the third quarter 2013 for the FERC ALJ initial decision in the FERC base ROE complaints ($2.7 million increase), higher interest expense, higher depreciation expense and higher property tax expense.

LIQUIDITY

NSTAR Electric had cash flows provided by operating activities of $517.5 million in the first nine months of 2014, compared with $317.6 million in the first nine months of 2013.  The improved operating cash flows were due primarily to the absence of cash disbursements for major storm restoration costs associated with the February 2013 blizzard, collections of accounts receivable from affiliated companies, $30.2 million in DOE Damages proceeds in 2014 from the Yankee Companies associated with the spent nuclear fuel litigation and the absence of Pension Plan cash contributions in the first nine months of 2014, as compared to contributions of $82 million in the first nine months of 2013.  These favorable cash flow impacts were partially offset by the absence of costs recovered in rates related to the RRBs that were fully amortized in the first quarter of 2013 and an increase in income taxes paid.

Effective July 23, 2014, NSTAR Electric extended the expiration date of its $450 million revolving credit facility for one additional year to September 6, 2019.  This facility serves to backstop NSTAR Electric's existing $450 million commercial paper program.  As of September 30, 2014 and December 31, 2013, NSTAR Electric had $159.5 million and $103.5 million, respectively, in short-term borrowings outstanding under its commercial paper program, leaving $290.5 million and $346.5 million, respectively, of available borrowing capacity.  The weighted-average interest rate on these borrowings as of September 30, 2014 and December 31, 2013 was 0.16 percent and 0.13 percent, respectively, which is generally based on A2/P1 rated commercial paper.

RESULTS OF OPERATIONS – PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for PSNH for the nine months ended September 30, 2014 and 2013 included in this Quarterly Report on Form 10-Q:

	For the Nine Months Ended September 30,
			Increase/
(Millions of Dollars)	2014	2013	(Decrease)	Percent
Operating Revenues	$735.1	$708.6	$26.5	3.7%
Operating Expenses:
Purchased Power, Fuel and Transmission	248.0	197.8	50.2	25.4
Operations and Maintenance	198.0	191.6	6.4	3.3
Depreciation	73.2	68.4	4.8	7.0
Amortization of Regulatory Assets/(Liabilities), Net	(17.6)	(1.7)	(15.9)	(a)
Amortization of Rate Reduction Bonds	-	19.7	(19.7)	(100.0)
Energy Efficiency Programs	10.9	11.0	(0.1)	(0.9)
Taxes Other Than Income Taxes	53.1	52.7	0.4	0.8
Total Operating Expenses	565.6	539.5	26.1	4.8
Operating Income	169.5	169.1	0.4	0.2
Interest Expense	34.0	34.2	(0.2)	(0.6)
Other Income, Net	1.7	2.4	(0.7)	(29.2)
Income Before Income Tax Expense	137.2	137.3	(0.1)	(0.1)
Income Tax Expense	52.2	52.8	(0.6)	(1.1)
Net Income	$85.0	$84.5	$0.5	0.6%

(a) Percent greater than 100 percent not shown as it is not meaningful.

Operating Revenues
PSNH's retail sales volumes were as follows:

	For the Nine Months Ended September 30,
	2014	2013	Decrease	Percent
Retail Sales Volumes in GWh	5,970	5,971	(1)	-%

PSNH's Operating Revenues increased in the first nine months of 2014, as compared to the first nine months of 2013, due primarily to the overall impact of higher costs associated with the procurement of energy supply.  The energy supply costs were impacted by higher natural gas transportation costs, which had an adverse impact on the cost of electric energy purchased for our retail customers.  Fluctuations in energy supply costs are recovered from customers in rates and therefore have no impact on earnings.  Also reflected in the revenue increase were increases of $6.7 million related to NHPUC-approved distribution rate increases effective July 1, 2013 and increases in transmission revenues as a result of the recovery of higher transmission expenses including ongoing investments in our transmission infrastructure, partially offset by the impact of the reserve recorded in the second quarter of 2014 as a result of the June 2014 FERC ROE orders as compared to the reserve recorded in the third quarter of 2013 for the FERC ALJ initial decision in the FERC base ROE complaints.  For further information, see "FERC Regulatory Issues - FERC Base ROE Complaints" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Purchased Power, Fuel and Transmission expense includes costs associated with PSNH's generation of electricity as well as purchasing electricity on behalf of its customers.  These energy supply costs are recovered from customers in NHPUC-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power, Fuel and Transmission increased for the nine months ended September 30, 2014, as compared to the same period in 2013, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Generation Fuel Costs	$43.0
Transmission Costs	12.3
Purchased Power Costs	(11.5)
Other	6.4
Total Purchased Power, Fuel and Transmission	$50.2

The increase in generation fuel costs was due primarily to an increase in the amount of electricity generated by PSNH facilities.  The decrease in purchased power costs was a result of purchasing less power due to increased PSNH generation. The increase in transmission costs was as a result of an increase in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers.

Operations and Maintenance expense includes tracked costs and costs that are recovered through base electric distribution rates (and therefore impact earnings).  Operations and Maintenance increased for the nine months ended September 30, 2014, as compared to the same period in 2013, driven by a $6.2 million increase in tracked costs, which have no earnings impact, which was primarily attributable to higher operations and maintenance costs at the generation business due to the timing of planned outages, partially offset by lower labor and other employee-related costs, including pension costs.

Depreciation increased for the nine months ended September 30, 2014, as compared to the same period in 2013, due primarily to higher utility plant balances resulting from completed construction projects placed into service.

Amortization of Regulatory Assets/(Liabilities), Net, reflects a decrease in the recovery of the default energy service charge and other amortizations for the nine months ended September 30, 2014, as compared to the same period in 2013.  Fluctuations in these costs are recovered from customers in rates and have no impact on earnings.

Amortization of Rate Reduction Bonds decreased for the nine months ended September 30, 2014, as compared to the same period in 2013, due to the maturity of the RRBs in May 2013.

Income Tax Expense decreased for the nine months ended September 30, 2014, as compared to the same period in 2013, due primarily to various tax impacts ($0.6 million).

EARNINGS SUMMARY

For the nine months ended September 30, 2014, PSNH's earnings increased, as compared to the same period in 2013, due primarily to higher distribution retail revenues, which were favorably impacted by the PSNH annualized distribution rate increases effective July 1, 2013.  Partially offsetting this favorable earnings impact were the after-tax reserve recorded for the second quarter 2014 FERC ROE orders as compared to the reserve recorded in the third quarter 2013 for the FERC ALJ initial decision in the FERC base ROE complaints ($0.6 million increase), and higher depreciation expense.

LIQUIDITY

PSNH had cash flows provided by operating activities of $205.8 million in the first nine months of 2014, compared with $160.4 million in the first nine months of 2013.  The improved cash flows were due primarily to $14.5 million in DOE Damages proceeds in 2014 from the Yankee Companies associated with the spent nuclear fuel litigation, the absence of $108.3 million in Pension Plan cash contributions in the first nine months of 2014, and the favorable impact of the 2010 rate case settlement related to the additional increase to annualized rates that was effective July 1, 2013.  These favorable cash flow impacts were partially offset by changes in working capital amounts, income tax payments of $9 million in the first nine months of 2014, compared with income tax refunds of $8.7 million in the first nine months of 2013, and the absence of costs recovered in rates related to the RRBs that were fully amortized in the second quarter of 2013.

RESULTS OF OPERATIONS – WESTERN MASSACHUSETTS ELECTRIC COMPANY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for WMECO for the nine months ended September 30, 2014 and 2013 included in this Quarterly Report on Form 10-Q:

	For the Nine Months Ended September 30,
			Increase/
(Millions of Dollars)	2014	2013	(Decrease)	Percent
Operating Revenues	$363.8	$361.8	$2.0	0.6%
Operating Expenses:
Purchased Power and Transmission	131.0	111.1	19.9	17.9
Operations and Maintenance	67.1	70.2	(3.1)	(4.4)
Depreciation	31.1	27.7	3.4	12.3
Amortization of Regulatory Liabilities, Net	(7.8)	(0.6)	(7.2)	(a)
Amortization of Rate Reduction Bonds	-	7.8	(7.8)	(100.0)
Energy Efficiency Programs	33.1	28.5	4.6	16.1
Taxes Other Than Income Taxes	25.7	20.2	5.5	27.2
Total Operating Expenses	280.2	264.9	15.3	5.8
Operating Income	83.6	96.9	(13.3)	(13.7)
Interest Expense	18.9	18.8	0.1	0.5
Other Income, Net	1.7	2.3	(0.6)	(26.1)
Income Before Income Tax Expense	66.4	80.4	(14.0)	(17.4)
Income Tax Expense	26.6	30.4	(3.8)	(12.5)
Net Income	$39.8	$50.0	$(10.2)	(20.4)%

(a) Percent greater than 100 percent not shown as it is not meaningful.

Operating Revenues
WMECO's retail sales volumes were as follows:
	For the Nine Months Ended September 30,
	2014	2013	Decrease	Percent
Retail Sales Volumes in GWh	2,721	2,786	(65)	(2.3)%

WMECO's Operating Revenues increased in the first nine months of 2014, as compared to the first nine months of 2013, due primarily to a higher level of recovery related to WMECO's energy supply and energy efficiency programs.  These revenues are fully reconciled to the related costs.  Therefore this increase in revenues had no material impact on earnings.  There was also a $3.9 million increase in revenues that impacts earnings due to the reversal of a previously established wholesale billing adjustment.  Partially offsetting this increase was the impact of the reserve recorded in the second quarter of 2014 as a result of the June 2014 FERC ROE orders as compared to the reserve recorded in the third quarter of 2013 for the FERC ALJ initial decision in the FERC base ROE complaints.  For further information, see "FERC Regulatory Issues - FERC Base ROE Complaints" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.  Additionally, transition cost recovery revenues decreased due to the refund to customers of proceeds received from the Yankee Companies resulting from the spent nuclear fuel litigation.  Fluctuations in WMECO's kWh sales have no impact on earnings, as its revenues are decoupled from sales volumes and changes in revenues are primarily related to changes in its cost tracking mechanisms.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of WMECO's customers.  These energy supply costs are recovered from customers in DPU-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power and Transmission increased for the nine months ended September 30, 2014, as compared to the same period in 2013, due primarily to an increase in purchased power due primarily to higher average supply prices and increased load as a result of customers returning to basic service from third party suppliers ($10.7 million) and an increase in transmission costs as a result of an increase in the retail transmission cost deferral ($9.2 million), which reflects the actual costs of transmission service compared to estimated amounts billed to customers.

Operations and Maintenance expense includes tracked costs and costs that are recovered through base electric distribution rates (and therefore impact earnings).  Operations and Maintenance decreased for the nine months ended September 30, 2014, as compared to the same period in 2013, driven by a $3.1 million decrease in tracked costs, which have no earnings impact, which was primarily attributable to lower labor and other employee-related costs, including pension costs.  Costs that impact earnings were flat for the nine months ended September 30, 2014, as compared to the same period in 2013.

Depreciation increased for the nine months ended September 30, 2014, as compared to the same period in 2013, due primarily to higher utility plant balances resulting from completed construction projects placed into service.

Amortization of Regulatory Liabilities, Net, reflects a decrease in the recovery of transition costs primarily due to the refund of the DOE proceeds to customers for the nine months ended September 30, 2014, as compared to the same period in 2013.  Fluctuations in these costs are recovered from customers in rates and have no impact on earnings.

Amortization of Rate Reduction Bonds decreased for the nine months ended September 30, 2014, as compared to same period in 2013, due to the maturity of the RRBs in June 2013.

Energy Efficiency Programs, which are tracked costs, increased for the nine months ended September 30, 2014, as compared to the same period in 2013, due primarily to an increase in energy efficiency costs in accordance with the three-year program guidelines established by the DPU.

Taxes Other Than Income Taxes increased for the nine months ended September 30, 2014, as compared to the same period in 2013, due primarily to an increase in property taxes as a result of both an increase in utility plant balances and property tax rates.

Income Tax Expense decreased for the nine months ended September 30, 2014, as compared to the same period in 2013, due primarily to lower pre-tax earnings ($4.9 million), partially offset by various other tax impacts ($1.1 million).

EARNINGS SUMMARY

For the nine months ended September 30, 2014, WMECO's earnings decreased, as compared to the same period in 2013, due primarily to the after-tax reserve recorded for the second quarter 2014 FERC ROE orders as compared to the reserve recorded in the third quarter 2013 for the FERC ALJ initial decision in the FERC base ROE complaints ($3.7 million increase), higher depreciation expense and higher property tax expense.  Partially offsetting these unfavorable earnings impacts were the reversal of a previously established wholesale billing adjustment and an increase in generation earnings.

LIQUIDITY

WMECO had cash flows provided by operating activities of $120.6 million in the first nine months of 2014, compared with $170.1 million in the first nine months of 2013.  The decrease in operating cash flows was due primarily to income tax payments of $26.5 million in the first nine months of 2014, compared with income tax payments of $16.9 million in the first nine months of 2013, changes in working capital items, and the absence of costs recovered in rates related to the RRBs that were fully amortized in the second quarter of 2013, partially offset by the receipt of $18.9 million in DOE Damages proceeds received in 2014 from the Yankee Companies associated with the spent nuclear fuel litigation, and an increase in regulatory overrecoveries.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, on behalf of NU, CL&P, NSTAR Electric, PSNH and WMECO, evaluated the design and operation of the disclosure controls and procedures as of September 30, 2014 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC.  This evaluation was made under management's supervision and with management's participation, including the principal executive officers and principal financial officer as of the end of the period covered by this Quarterly Report on Form 10-Q.  There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The principal executive officers and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of NU, CL&P, NSTAR Electric, PSNH and WMECO are effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officers and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the third quarter of 2014, we implemented a new general ledger system resulting in a material change in internal controls over financial reporting.  This new system, which went live effective August 1, 2014, standardized the financial systems for the merged companies and allows for a common set of accounting processes, practices and data structures across all operating companies.  Pre-implementation testing and post-implementation reviews were conducted by management to ensure that internal controls surrounding the system implementation process, the applications, and the closing process were properly designed to prevent material financial statement errors.  Such procedures included the review of required documents, user acceptance testing, change management procedures, access controls, data migration strategies and reconciliations, application interface testing and other standard application controls.

Except as described above, there have been no other changes in internal controls over financial reporting for NU, CL&P, NSTAR Electric, PSNH and WMECO during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
July 1 – July 31, 2014	-	$-	-	-
August 1 – August 31, 2014	34,452	45.37	-	-
September 1 – September 30, 2014	5,248	45.37	-	-
Total	39,700	$45.37	-	-

ITEM 6.

EXHIBITS

Each document described below is filed herewith, unless designated with an asterisk (*), which exhibits are incorporated by reference by the registrant under whose name the exhibit appears.

	Exhibit No.	Description

	Listing of Exhibits (NU)

	12	Ratio of Earnings to Fixed Charges

	31

Certification of Thomas J. May, Chairman, President and Chief Executive Officer of NU, required by Rule 13a - 14(a)/15d - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2014

	31.1

Certification of James J. Judge, Executive Vice President and Chief Financial Officer of NU, required by Rule 13a - 14(a)/15d - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2014

	32

Certification of Thomas J. May, Chairman, President and Chief Executive Officer of NU, and James J. Judge, Executive Vice President and Chief Financial Officer of NU, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2014

	Listing of Exhibits (CL&P)

*	3.1	By-laws of CL&P, amended and restated as in effect September 29, 2014 (Exhibit 3.1, CL&P Current Report on Form 8-K filed October 2, 2014, File No. 000-00404)

*	4.1

Supplemental Indenture (2014 Series A Bond) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of April 1, 2014 (Exhibit 4.1, CL&P Current Report on Form 8-K filed April 29, 2014, File No. 000-00404)

	12	Ratio of Earnings to Fixed Charges

	31

Certification of Werner J. Schweiger, Chief Executive Officer of CL&P, required by Rule 13a - 14(a)/15d - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2014

	31.1

Certification of James J. Judge, Executive Vice President and Chief Financial Officer of CL&P, required by Rule 13a - 14(a)/15d - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2014

	32

Certification of Werner J. Schweiger, Chief Executive Officer of CL&P, and James J. Judge, Executive Vice President and Chief Financial Officer of CL&P, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2014

	Listing of Exhibits (NSTAR Electric)

*	3.1	By-laws of NSTAR Electric, amended and restated as in effect September 29, 2014 (Exhibit 3.1, NSTAR Electric Company Current Report on Form 8-K filed October 2, 2014, File No. 001-02301)

	12	Ratio of Earnings to Fixed Charges

	31

Certification of Werner J. Schweiger, Chief Executive Officer of NSTAR Electric, required by Rule 13a - 14(a)/15d - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2014

	31.1

Certification of James J. Judge, Executive Vice President and Chief Financial Officer of NSTAR Electric, required by Rule 13a - 14(a)/15d - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2014

	32

Certification of Werner J. Schweiger, Chief Executive Officer of NSTAR Electric, and James J. Judge, Executive Vice President and Chief Financial Officer of NSTAR Electric, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2014

Listing of Exhibits (PSNH)

	3.1	By-laws of PSNH, amended and restated as in effect September 29, 2014

*	4.1

Twenty-First Supplemental Indenture, between PSNH and U.S. Bank National Association, as Trustee dated as of October 1, 2014 (Exhibit 4.1, PSNH Current Report on Form 8-K filed October 17, 2014, File No. 001-06392)

	12	Ratio of Earnings to Fixed Charges

31

Certification of Werner J. Schweiger, Chief Executive Officer of PSNH, required by Rule 13a - 14(a)/15d - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2014

31.1

Certification of James J. Judge, Executive Vice President and Chief Financial Officer of PSNH, required by Rule 13a - 14(a)/15d - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2014

32

Certification of Werner J. Schweiger, Chief Executive Officer of PSNH, and James J. Judge, Executive Vice President and Chief Financial Officer of PSNH, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2014

Listing of Exhibits (WMECO)

	3.1	By-laws of WMECO, amended and restated as in effect September 29, 2014

	12	Ratio of Earnings to Fixed Charges

31

Certification of Werner J. Schweiger, Chief Executive Officer of WMECO, required by Rule 13a - 14(a)/15d - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2014

31.1

Certification of James J. Judge, Executive Vice President and Chief Financial Officer of WMECO, required by Rule 13a - 14(a)/15d - 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2014

32

Certification of Werner J. Schweiger, Chief Executive Officer of WMECO, and James J. Judge, Executive Vice President and Chief Financial Officer of WMECO, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2014

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

NORTHEAST UTILITIES

November 7, 2014	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY

November 7, 2014	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR ELECTRIC COMPANY

November 7, 2014	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

November 7, 2014	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN MASSACHUSETTS ELECTRIC COMPANY

November 7, 2014	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer