Form 10-Q
period 2015-03-31
EVERSOURCE ENERGY; WESTERN MASSACHUSETTS ELECTRIC CO; NSTAR ELECTRIC CO; PUBLIC SERVICE CO OF NEW HAMPSHIRE; CONNECTICUT LIGHT & POWER CO
filed 2015-05-06
CIK 72741, 106170, 13372, 315256, 23426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number	Registrant; State of Incorporation; Address; and Telephone Number	I.R.S. Employer Identification No.

1-5324	EVERSOURCE ENERGY (a Massachusetts voluntary association) 300 Cadwell Drive Springfield, Massachusetts 01104 Telephone: (413) 785-5871	04-2147929

0-00404	THE CONNECTICUT LIGHT AND POWER COMPANY (a Connecticut corporation) 107 Selden Street Berlin, Connecticut 06037-1616 Telephone: (860) 665-5000	06-0303850

1-02301	NSTAR ELECTRIC COMPANY (a Massachusetts corporation) 800 Boylston Street Boston, Massachusetts 02199 Telephone: (617) 424-2000	04-1278810

1-6392	PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE (a New Hampshire corporation) Energy Park 780 North Commercial Street Manchester, New Hampshire 03101-1134 Telephone: (603) 669-4000	02-0181050

0-7624	WESTERN MASSACHUSETTS ELECTRIC COMPANY (a Massachusetts corporation) 300 Cadwell Drive Springfield, Massachusetts 01104 Telephone: (413) 785-5871	04-1961130

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

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer

Eversource Energy	☒	☐	☐
The Connecticut Light and Power Company	☐	☐	☒
NSTAR Electric Company	☐	☐	☒
Public Service Company of New Hampshire	☐	☐	☒
Western Massachusetts Electric Company	☐	☐	☒

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

	Yes	No

Eversource Energy	☐	☒
The Connecticut Light and Power Company	☐	☒
NSTAR Electric Company	☐	☒
Public Service Company of New Hampshire	☐	☒
Western Massachusetts Electric Company	☐	☒

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

Company - Class of Stock	Outstanding as of April 30, 2015
Eversource Energy Common shares, $5.00 par value	317,647,540 shares

The Connecticut Light and Power Company Common stock, $10.00 par value	6,035,205 shares

NSTAR Electric Company Common stock, $1.00 par value	100 shares

Public Service Company of New Hampshire Common stock, $1.00 par value	301 shares

Western Massachusetts Electric Company Common stock, $25.00 par value	434,653 shares

Eversource Energy holds all of the 6,035,205 shares, 100 shares, 301 shares, and 434,653 shares of the outstanding common stock of The Connecticut Light and Power Company, NSTAR Electric Company, Public Service Company of New Hampshire and Western Massachusetts Electric Company, respectively.

NSTAR Electric Company, Public Service Company of New Hampshire and Western Massachusetts Electric Company each meet the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q, and each is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

Eversource Energy, The Connecticut Light and Power Company, NSTAR Electric Company, Public Service Company of New Hampshire, and Western Massachusetts Electric Company each separately file this combined Form 10-Q.  Information contained herein relating to any individual registrant is filed by such registrant on its own behalf.  Each registrant makes no representation as to information relating to the other registrants.

GLOSSARY OF TERMS

The following is a glossary of abbreviations or acronyms that are found in this report:

Current or former Eversource Energy companies, segments or investments:
ES, Eversource or the Company	Eversource Energy and subsidiaries
ES parent	Eversource Energy, a public utility holding company
ES parent and other companies

ES parent and other companies is comprised of ES parent, Eversource Service and other subsidiaries, which primarily includes our unregulated businesses, HWP Company, The Rocky River Realty Company (a real estate subsidiary), and the consolidated operations of CYAPC and YAEC

CL&P	The Connecticut Light and Power Company
NSTAR Electric	NSTAR Electric Company
NSTAR Gas	NSTAR Gas Company
PSNH	Public Service Company of New Hampshire
WMECO	Western Massachusetts Electric Company
Yankee Gas	Yankee Gas Services Company
ESTV	Eversource Energy Transmission Ventures, Inc., the parent company of NPT and Renewable Properties, Inc.
NPT	Northern Pass Transmission LLC
Eversource Service	Northeast Utilities Service Company (effective January 1, 2014 includes the operations of NSTAR Electric & Gas)
NSTAR Electric & Gas	NSTAR Electric & Gas Corporation, a former Eversource Energy service company (effective January 1, 2014 merged into Northeast Utilities Service Company)
CYAPC	Connecticut Yankee Atomic Power Company
MYAPC	Maine Yankee Atomic Power Company
YAEC	Yankee Atomic Electric Company
Yankee Companies	CYAPC, YAEC and MYAPC
Regulated companies

The ES Regulated companies, comprised of the electric distribution and transmission businesses of CL&P, NSTAR Electric, PSNH, and WMECO, the natural gas distribution businesses of Yankee Gas and NSTAR Gas, the generation activities of PSNH and WMECO, and NPT

Regulators:
DEEP	Connecticut Department of Energy and Environmental Protection
DOE	U.S. Department of Energy
DOER	Massachusetts Department of Energy Resources
DPU	Massachusetts Department of Public Utilities
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ISO-NE	ISO New England, Inc., the New England Independent System Operator
MA DEP	Massachusetts Department of Environmental Protection
NHPUC	New Hampshire Public Utilities Commission
PURA	Connecticut Public Utilities Regulatory Authority
SEC	U.S. Securities and Exchange Commission
SJC	Supreme Judicial Court of Massachusetts
Other Terms and Abbreviations:
AFUDC	Allowance For Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income/(Loss)
ARO	Asset Retirement Obligation
C&LM	Conservation and Load Management
CfD	Contract for Differences
Clean Air Project	The construction of a wet flue gas desulphurization system, known as "scrubber technology," to reduce mercury emissions of the Merrimack coal-fired generation station in Bow, New Hampshire
CO2	Carbon dioxide
CPSL	Capital Projects Scheduling List
CTA	Competitive Transition Assessment
CWIP	Construction Work in Progress
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act of 1974
ES 2014 Form 10-K	The Eversource Energy and Subsidiaries 2014 combined Annual Report on Form 10-K as filed with the SEC
ESOP	Employee Stock Ownership Plan
ESPP	Employee Share Purchase Plan
FERC ALJ	FERC Administrative Law Judge
Fitch	Fitch Ratings
FMCC	Federally Mandated Congestion Charge
FTR	Financial Transmission Rights
GAAP	Accounting principles generally accepted in the United States of America
GSC	Generation Service Charge
GSRP	Greater Springfield Reliability Project
GWh	Gigawatt-Hours

i

HQ	Hydro-Québec, a corporation wholly owned by the Québec government, including its divisions that produce, transmit and distribute electricity in Québec, Canada
HVDC	High voltage direct current
Hydro Renewable Energy	Hydro Renewable Energy, Inc., a wholly owned subsidiary of Hydro-Québec
IPP	Independent Power Producers
ISO-NE Tariff	ISO-NE FERC Transmission, Markets and Services Tariff
kV	Kilovolt
kW	Kilowatt (equal to one thousand watts)
kWh	Kilowatt-Hours (the basic unit of electricity energy equal to one kilowatt of power supplied for one hour)
LBR	Lost Base Revenue
LNG	Liquefied natural gas
LRS	Supplier of last resort service
MGP	Manufactured Gas Plant
MMBtu	One million British thermal units
Moody's	Moody's Investors Services, Inc.
MW	Megawatt
MWh	Megawatt-Hours
NEEWS	New England East-West Solution
Northern Pass	The high voltage direct current transmission line project from Canada into New Hampshire
NOx	Nitrogen oxides
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits Other Than Pension
PBOP Plan	Postretirement Benefits Other Than Pension Plan that provides certain retiree health care benefits, primarily medical and dental, and life insurance benefits
PCRBs	Pollution Control Revenue Bonds
Pension Plan	Single uniform noncontributory defined benefit retirement plan
PPA	Pension Protection Act
RECs	Renewable Energy Certificates
Regulatory ROE	The average cost of capital method for calculating the return on equity related to the distribution and generation business segment excluding the wholesale transmission segment
ROE	Return on Equity
RRB	Rate Reduction Bond or Rate Reduction Certificate
RSUs	Restricted share units
S&P	Standard & Poor's Financial Services LLC
SBC	Systems Benefits Charge
SCRC	Stranded Cost Recovery Charge
SERP	Supplemental Executive Retirement Plans and non-qualified defined benefit retirement plans
SIP	Simplified Incentive Plan
SO2	Sulfur dioxide
SS	Standard service
TCAM	Transmission Cost Adjustment Mechanism
TSA	Transmission Service Agreement
UI	The United Illuminating Company

ii

EVERSOURCE ENERGY AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
WESTERN MASSACHUSETTS ELECTRIC COMPANY

ITEM 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations for the Following Companies:
Eversource Energy and Subsidiaries	30
The Connecticut Light and Power Company	42
NSTAR Electric Company and Subsidiary	44
Public Service Company of New Hampshire and Subsidiary	46
Western Massachusetts Electric Company	48

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk	50

ITEM 4 – Controls and Procedures	50

PART II – OTHER INFORMATION

ITEM 1 – Legal Proceedings	51

ITEM 1A – Risk Factors	51

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds	51

ITEM 6 – Exhibits	52

SIGNATURES	54

iii

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(Thousands of Dollars)	2015	2014

ASSETS

Current Assets:
Cash and Cash Equivalents	$71,027	$38,703
Receivables, Net	1,131,434	856,346
Unbilled Revenues	229,760	211,758
Taxes Receivable	99,680	337,307
Fuel, Materials and Supplies	281,492	349,664
Regulatory Assets	747,349	672,493
Prepayments and Other Current Assets	231,949	226,194
Total Current Assets	2,792,691	2,692,465

Property, Plant and Equipment, Net	18,810,708	18,647,041

Deferred Debits and Other Assets:
Regulatory Assets	3,981,507	4,054,086
Goodwill	3,519,401	3,519,401
Marketable Securities	518,065	515,025
Other Long-Term Assets	329,393	349,957
Total Deferred Debits and Other Assets	8,348,366	8,438,469

Total Assets	$29,951,765	$29,777,975

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable	$1,003,500	$956,825
Long-Term Debt - Current Portion	245,583	245,583
Accounts Payable	739,324	868,231
Obligations to Third Party Suppliers	157,143	115,632
Regulatory Liabilities	201,180	235,022
Accumulated Deferred Income Taxes	218,582	160,288
Other Current Liabilities	546,470	552,800
Total Current Liabilities	3,111,782	3,134,381

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	4,574,630	4,467,473
Regulatory Liabilities	524,940	515,144
Derivative Liabilities	396,617	409,632
Accrued Pension, SERP and PBOP	1,605,339	1,638,558
Other Long-Term Liabilities	870,417	874,387
Total Deferred Credits and Other Liabilities	7,971,943	7,905,194

Capitalization:
Long-Term Debt	8,602,067	8,606,017

Noncontrolling Interest - Preferred Stock of Subsidiaries	155,568	155,568

Equity:
Common Shareholders' Equity:
Common Shares	1,668,039	1,666,796
Capital Surplus, Paid In	6,241,417	6,235,834
Retained Earnings	2,569,482	2,448,661
Accumulated Other Comprehensive Loss	(72,414)	(74,009)
Treasury Stock	(296,119)	(300,467)
Common Shareholders' Equity	10,110,405	9,976,815
Total Capitalization	18,868,040	18,738,400

Total Liabilities and Capitalization	$29,951,765	$29,777,975

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars, Except Share Information)	2015	2014

Operating Revenues	$2,513,431	$2,290,590

Operating Expenses:
Purchased Power, Fuel and Transmission	1,162,049	978,150
Operations and Maintenance	333,382	351,688
Depreciation	163,837	150,807
Amortization of Regulatory Assets, Net	60,604	57,898
Energy Efficiency Programs	146,603	138,825
Taxes Other Than Income Taxes	149,481	145,533
Total Operating Expenses	2,015,956	1,822,901
Operating Income	497,475	467,689

Interest Expense:
Interest on Long-Term Debt	87,714	87,377
Other Interest	7,129	2,598
Interest Expense	94,843	89,975
Other Income, Net	5,727	1,667
Income Before Income Tax Expense	408,359	379,381
Income Tax Expense	153,226	141,545
Net Income	255,133	237,836
Net Income Attributable to Noncontrolling Interests	1,879	1,879
Net Income Attributable to Controlling Interest	$253,254	$235,957

Basic Earnings Per Common Share	$0.80	$0.75

Diluted Earnings Per Common Share	$0.80	$0.74

Dividends Declared Per Common Share	$0.42	$0.39

Weighted Average Common Shares Outstanding:
Basic	317,090,841	315,534,512
Diluted	318,491,188	316,892,119

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Net Income	$255,133	$237,836
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	509	509
Changes in Unrealized Gains on Other Securities	132	240
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	954	961
Other Comprehensive Income, Net of Tax	1,595	1,710
Comprehensive Income Attributable to Noncontrolling Interests	(1,879)	(1,879)
Comprehensive Income Attributable to Controlling Interest	$254,849	$237,667

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2015	2014

Operating Activities:
Net Income	$255,133	$237,836
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	163,837	150,807
Deferred Income Taxes	148,193	137,417
Pension, SERP and PBOP Expense	26,495	24,995
Pension and PBOP Contributions	(26,659)	(6,622)
Regulatory Over/(Under) Recoveries, Net	(110,748)	872
Amortization of Regulatory Assets, Net	60,604	57,898
Proceeds from DOE Damages Claim, Net	-	163,300
Deferral of DOE Proceeds	-	(163,300)
Other	(21,617)	(7,574)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(328,299)	(182,221)
Fuel, Materials and Supplies	68,172	75,041
Taxes Receivable/Accrued, Net	272,021	(59,840)
Accounts Payable	(59,496)	53,905
Other Current Assets and Liabilities, Net	34,179	11,282
Net Cash Flows Provided by Operating Activities	481,815	493,796

Investing Activities:
Investments in Property, Plant and Equipment	(362,586)	(348,691)
Proceeds from Sales of Marketable Securities	114,730	128,505
Purchases of Marketable Securities	(116,735)	(132,605)
Other Investing Activities	66	1,637
Net Cash Flows Used in Investing Activities	(364,525)	(351,154)

Financing Activities:
Cash Dividends on Common Shares	(132,433)	(118,460)
Cash Dividends on Preferred Stock	(1,879)	(1,879)
Decrease in Notes Payable	(399,575)	(299,500)
Issuance of Long-Term Debt	450,000	400,000
Retirements of Long-Term Debt	-	(75,000)
Other Financing Activities	(1,079)	(2,017)
Net Cash Flows Used in Financing Activities	(84,966)	(96,856)
Net Increase in Cash and Cash Equivalents	32,324	45,786
Cash and Cash Equivalents - Beginning of Period	38,703	43,364
Cash and Cash Equivalents - End of Period	$71,027	$89,150

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(Thousands of Dollars)	2015	2014

ASSETS

Current Assets:
Cash	$16,818	$2,356
Receivables, Net	449,506	355,140
Accounts Receivable from Affiliated Companies	27,618	16,757
Unbilled Revenues	113,498	102,137
Taxes Receivable	-	116,148
Regulatory Assets	209,628	220,344
Materials and Supplies	48,135	46,664
Prepayments and Other Current Assets	51,074	37,822
Total Current Assets	916,277	897,368

Property, Plant and Equipment, Net	6,874,891	6,809,664

Deferred Debits and Other Assets:
Regulatory Assets	1,454,150	1,475,508
Other Long-Term Assets	171,085	177,568
Total Deferred Debits and Other Assets	1,625,235	1,653,076

Total Assets	$9,416,403	$9,360,108

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable to ES Parent	$190,100	$133,400
Long-Term Debt - Current Portion	162,000	162,000
Accounts Payable	230,175	272,971
Accounts Payable to Affiliated Companies	67,063	65,594
Obligations to Third Party Suppliers	81,820	73,624
Regulatory Liabilities	84,127	124,722
Derivative Liabilities	88,218	88,459
Other Current Liabilities	207,843	153,420
Total Current Liabilities	1,111,346	1,074,190

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,652,415	1,642,805
Regulatory Liabilities	82,110	81,298
Derivative Liabilities	395,038	406,199
Accrued Pension, SERP and PBOP	272,292	273,854
Other Long-Term Liabilities	150,396	148,844
Total Deferred Credits and Other Liabilities	2,552,251	2,553,000

Capitalization:
Long-Term Debt	2,680,123	2,679,951

Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200

Common Stockholder's Equity:
Common Stock	60,352	60,352
Capital Surplus, Paid In	1,805,626	1,804,869
Retained Earnings	1,091,321	1,072,477
Accumulated Other Comprehensive Loss	(816)	(931)
Common Stockholder's Equity	2,956,483	2,936,767
Total Capitalization	5,752,806	5,732,918

Total Liabilities and Capitalization	$9,416,403	$9,360,108

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2015	2014

Operating Revenues	$804,917	$734,614

Operating Expenses:
Purchased Power and Transmission	333,619	281,381
Operations and Maintenance	117,357	109,514
Depreciation	52,902	46,130
Amortization of Regulatory Assets, Net	48,306	29,931
Energy Efficiency Programs	42,807	42,694
Taxes Other Than Income Taxes	68,080	66,953
Total Operating Expenses	663,071	576,603
Operating Income	141,846	158,011

Interest Expense:
Interest on Long-Term Debt	33,482	32,908
Other Interest	3,142	1,335
Interest Expense	36,624	34,243
Other Income, Net	2,159	1,072
Income Before Income Tax Expense	107,381	124,840
Income Tax Expense	38,147	45,541
Net Income	$69,234	$79,299

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Net Income	$69,234	$79,299
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	111	111
Changes in Unrealized Gains on Other Securities	4	8
Other Comprehensive Income, Net of Tax	115	119
Comprehensive Income	$69,349	$79,418

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2015	2014

Operating Activities:
Net Income	$69,234	$79,299
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	52,902	46,130
Deferred Income Taxes	19,340	59,334
Pension, SERP and PBOP Expense, Net of PBOP Contributions	3,883	4,086
Regulatory Underrecoveries, Net	(67,393)	(40,399)
Amortization of Regulatory Assets, Net	48,306	29,931
Other	2,322	4,536
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(124,969)	(82,833)
Taxes Receivable/Accrued, Net	158,163	7,015
Accounts Payable	(20,194)	(2,872)
Other Current Assets and Liabilities, Net	(7,727)	(8,730)
Net Cash Flows Provided by Operating Activities	133,867	95,497

Investing Activities:
Investments in Property, Plant and Equipment	(127,631)	(107,993)
Other Investing Activities	1,981	1,027
Net Cash Flows Used in Investing Activities	(125,650)	(106,966)

Financing Activities:
Cash Dividends on Common Stock	(49,000)	(42,800)
Cash Dividends on Preferred Stock	(1,390)	(1,390)
Increase in Notes Payable to ES Parent	56,700	64,300
Other Financing Activities	(65)	(203)
Net Cash Flows Provided by Financing Activities	6,245	19,907
Net Increase in Cash	14,462	8,438
Cash - Beginning of Period	2,356	7,237
Cash - End of Period	$16,818	$15,675

The accompanying notes are an integral part of these unaudited condensed financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(Thousands of Dollars)	2015	2014

ASSETS

Current Assets:
Cash and Cash Equivalents	$17,897	$12,773
Receivables, Net	317,410	234,481
Accounts Receivable from Affiliated Companies	8,372	40,353
Unbilled Revenues	29,228	29,741
Taxes Receivable	63,652	144,601
Materials and Supplies	87,683	74,179
Regulatory Assets	309,547	198,710
Prepayments and Other Current Assets	7,885	10,815
Total Current Assets	841,674	745,653

Property, Plant and Equipment, Net	5,364,311	5,335,436

Deferred Debits and Other Assets:
Regulatory Assets	1,178,738	1,179,100
Other Long-Term Assets	55,839	73,051
Total Deferred Debits and Other Assets	1,234,577	1,252,151

Total Assets	$7,440,562	$7,333,240

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable	$215,500	$302,000
Long-Term Debt - Current Portion	4,700	4,700
Accounts Payable	233,852	217,311
Accounts Payable to Affiliated Companies	127,904	63,517
Obligations to Third Party Suppliers	63,336	34,824
Renewable Portfolio Standards Compliance Obligations	55,853	35,698
Accumulated Deferred Income Taxes	111,288	55,136
Regulatory Liabilities	24,605	49,611
Other Current Liabilities	116,128	115,991
Total Current Liabilities	953,166	878,788

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,530,972	1,527,667
Regulatory Liabilities	268,122	262,738
Accrued Pension, SERP and PBOP	228,411	235,529
Other Long-Term Liabilities	126,006	129,279
Total Deferred Credits and Other Liabilities	2,153,511	2,155,213

Capitalization:
Long-Term Debt	1,792,717	1,792,712

Preferred Stock Not Subject to Mandatory Redemption	43,000	43,000

Common Stockholder's Equity:
Common Stock	-	-
Capital Surplus, Paid In	995,378	994,130
Retained Earnings	1,502,528	1,468,955
Accumulated Other Comprehensive Income	262	442
Common Stockholder's Equity	2,498,168	2,463,527
Total Capitalization	4,333,885	4,299,239

Total Liabilities and Capitalization	$7,440,562	$7,333,240

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2015	2014

Operating Revenues	$766,808	$666,188

Operating Expenses:
Purchased Power and Transmission	401,867	319,082
Operations and Maintenance	75,824	85,924
Depreciation	48,768	46,626
Amortization of Regulatory Assets/(Liabilities), Net	(5,565)	15,664
Energy Efficiency Programs	55,417	48,329
Taxes Other Than Income Taxes	30,962	32,151
Total Operating Expenses	607,273	547,776
Operating Income	159,535	118,412

Interest Expense:
Interest on Long-Term Debt	18,645	20,756
Other Interest	1,801	304
Interest Expense	20,446	21,060
Other Income/(Loss), Net	602	(31)
Income Before Income Tax Expense	139,691	97,321
Income Tax Expense	56,130	39,234
Net Income	$83,561	$58,087

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Net Income	$83,561	$58,087
Other Comprehensive Income/(Loss), Net of Tax:
Changes in Funded Status of SERP Benefit Plan	(180)	-
Other Comprehensive Income/(Loss), Net of Tax	(180)	-
Comprehensive Income	$83,381	$58,087

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2015	2014

Operating Activities:
Net Income	$83,561	$58,087
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	48,768	46,626
Deferred Income Taxes	41,297	1,585
Pension, SERP and PBOP Expense, Net of Contributions	1,164	(4,908)
Regulatory Over/(Under) Recoveries, Net	(103,142)	6,423
Amortization of Regulatory Assets/(Liabilities), Net	(5,565)	15,664
Bad Debt Expense	8,049	6,096
Other	(21,885)	(15,538)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(90,465)	(14,348)
Materials and Supplies	(13,504)	(3,606)
Taxes Receivable/Accrued, Net	96,319	21,504
Accounts Payable	29,210	86,309
Accounts Receivable from/Payable to Affiliates, Net	96,368	(43,654)
Other Current Assets and Liabilities, Net	51,157	31,112
Net Cash Flows Provided by Operating Activities	221,332	191,352

Investing Activities:
Investments in Property, Plant and Equipment	(79,776)	(94,957)
Other Investing Activities	53	(489)
Net Cash Flows Used in Investing Activities	(79,723)	(95,446)

Financing Activities:
Cash Dividends on Common Stock	(49,500)	(253,000)
Cash Dividends on Preferred Stock	(490)	(490)
Decrease in Notes Payable	(86,500)	(103,500)
Issuance of Long-Term Debt	-	300,000
Other Financing Activities	5	(4,902)
Net Cash Flows Used in Financing Activities	(136,485)	(61,892)
Net Increase in Cash and Cash Equivalents	5,124	34,014
Cash and Cash Equivalents - Beginning of Period	12,773	8,021
Cash and Cash Equivalents - End of Period	$17,897	$42,035

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(Thousands of Dollars)	2015	2014

ASSETS

Current Assets:
Cash	$5,149	$489
Receivables, Net	99,748	80,151
Accounts Receivable from Affiliated Companies	9,917	3,194
Unbilled Revenues	43,359	40,181
Taxes Receivable	31,147	14,571
Fuel, Materials and Supplies	113,566	148,139
Regulatory Assets	99,994	111,705
Prepayments and Other Current Assets	13,520	27,821
Total Current Assets	416,400	426,251

Property, Plant and Equipment, Net	2,666,312	2,635,844

Deferred Debits and Other Assets:
Regulatory Assets	287,203	293,115
Other Long-Term Assets	33,517	39,228
Total Deferred Debits and Other Assets	320,720	332,343

Total Assets	$3,403,432	$3,394,438

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable to ES Parent	$82,000	$90,500
Accounts Payable	62,513	93,349
Accounts Payable to Affiliated Companies	42,670	33,734
Regulatory Liabilities	16,102	16,044
Accumulated Deferred Income Taxes	34,217	36,164
Other Current Liabilities	39,777	38,969
Total Current Liabilities	277,279	308,760

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	627,450	587,292
Regulatory Liabilities	51,897	51,372
Accrued Pension, SERP and PBOP	91,847	93,243
Other Long-Term Liabilities	45,088	50,155
Total Deferred Credits and Other Liabilities	816,282	782,062

Capitalization:
Long-Term Debt	1,076,303	1,076,286

Common Stockholder's Equity:
Common Stock	-	-
Capital Surplus, Paid In	748,634	748,240
Retained Earnings	492,004	486,459
Accumulated Other Comprehensive Loss	(7,070)	(7,369)
Common Stockholder's Equity	1,233,568	1,227,330
Total Capitalization	2,309,871	2,303,616

Total Liabilities and Capitalization	$3,403,432	$3,394,438

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2015	2014

Operating Revenues	$284,847	$299,833

Operating Expenses:
Purchased Power, Fuel and Transmission	99,579	115,246
Operations and Maintenance	58,428	62,212
Depreciation	25,646	24,215
Amortization of Regulatory Assets, Net	15,132	12,562
Energy Efficiency Programs	3,772	3,839
Taxes Other Than Income Taxes	19,079	17,715
Total Operating Expenses	221,636	235,789
Operating Income	63,211	64,044

Interest Expense:
Interest on Long-Term Debt	11,399	11,526
Other Interest	(127)	445
Interest Expense	11,272	11,971
Other Income, Net	382	265
Income Before Income Tax Expense	52,321	52,338
Income Tax Expense	20,276	19,700
Net Income	$32,045	$32,638

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Net Income	$32,045	$32,638
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	291	290
Changes in Unrealized Gains on Other Securities	8	14
Other Comprehensive Income, Net of Tax	299	304
Comprehensive Income	$32,344	$32,942

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2015	2014

Operating Activities:
Net Income	$32,045	$32,638
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	25,646	24,215
Deferred Income Taxes	38,767	33,667
Regulatory Over/(Under) Recoveries, Net	(288)	6,827
Amortization of Regulatory Assets, Net	15,132	12,562
Other	2,999	4,660
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(31,556)	(14,268)
Fuel, Materials and Supplies	34,572	34,326
Taxes Receivable/Accrued, Net	(16,576)	(30,254)
Accounts Payable	(4,285)	3,403
Other Current Assets and Liabilities, Net	17,468	21,505
Net Cash Flows Provided by Operating Activities	113,924	129,281

Investing Activities:
Investments in Property, Plant and Equipment	(71,905)	(61,864)
Other Investing Activities	(2,277)	(76)
Net Cash Flows Used in Investing Activities	(74,182)	(61,940)

Financing Activities:
Cash Dividends on Common Stock	(26,500)	(16,500)
Decrease in Notes Payable to ES Parent	(8,500)	(46,600)
Other Financing Activities	(82)	(87)
Net Cash Flows Used in Financing Activities	(35,082)	(63,187)
Net Increase in Cash	4,660	4,154
Cash - Beginning of Period	489	130
Cash - End of Period	$5,149	$4,284

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(Thousands of Dollars)	2015	2014

ASSETS

Current Assets:
Cash	$2,045	$-
Receivables, Net	72,366	51,066
Accounts Receivable from Affiliated Companies	8,726	7,851
Unbilled Revenues	18,186	15,146
Taxes Receivable	18,062	18,126
Regulatory Assets	66,706	51,923
Marketable Securities	33,183	28,658
Prepayments and Other Current Assets	6,431	7,607
Total Current Assets	225,705	180,377

Property, Plant and Equipment, Net	1,483,895	1,461,321

Deferred Debits and Other Assets:
Regulatory Assets	137,894	146,307
Marketable Securities	25,027	29,452
Other Long-Term Assets	22,726	22,018
Total Deferred Debits and Other Assets	185,647	197,777

Total Assets	$1,895,247	$1,839,475

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable to ES Parent	$70,500	$21,400
Long-Term Debt - Current Portion	50,000	50,000
Accounts Payable	40,665	53,732
Accounts Payable to Affiliated Companies	21,634	14,328
Regulatory Liabilities	22,289	22,486
Accumulated Deferred Income Taxes	24,607	18,089
Other Current Liabilities	22,958	24,080
Total Current Liabilities	252,653	204,115

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	419,043	416,822
Regulatory Liabilities	12,673	10,835
Accrued Pension, SERP and PBOP	16,505	17,705
Other Long-Term Liabilities	34,182	33,747
Total Deferred Credits and Other Liabilities	482,403	479,109

Capitalization:
Long-Term Debt	578,239	578,471

Common Stockholder's Equity:
Common Stock	10,866	10,866
Capital Surplus, Paid In	391,398	391,256
Retained Earnings	182,778	178,834
Accumulated Other Comprehensive Loss	(3,090)	(3,176)
Common Stockholder's Equity	581,952	577,780
Total Capitalization	1,160,191	1,156,251

Total Liabilities and Capitalization	$1,895,247	$1,839,475

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2015	2014

Operating Revenues	$152,864	$137,409

Operating Expenses:
Purchased Power and Transmission	69,661	49,431
Operations and Maintenance	19,784	22,579
Depreciation	10,375	10,321
Amortization of Regulatory Assets, Net	3,927	399
Energy Efficiency Programs	11,075	11,865
Taxes Other Than Income Taxes	9,437	8,082
Total Operating Expenses	124,259	102,677
Operating Income	28,605	34,732

Interest Expense:
Interest on Long-Term Debt	6,045	6,062
Other Interest	778	(416)
Interest Expense	6,823	5,646
Other Income, Net	575	574
Income Before Income Tax Expense	22,357	29,660
Income Tax Expense	9,113	11,558
Net Income	$13,244	$18,102

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Net Income	$13,244	$18,102
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	85	85
Changes in Unrealized Gains on Other Securities	1	2
Other Comprehensive Income, Net of Tax	86	87
Comprehensive Income	$13,330	$18,189

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2015	2014

Operating Activities:
Net Income	$13,244	$18,102
Adjustments to Reconcile Net Income to Net Cash Flows Provided by/(Used in) Operating Activities:
Depreciation	10,375	10,321
Deferred Income Taxes	12,759	14,688
Regulatory Over/(Under) Recoveries, Net	(14,442)	5,780
Amortization of Regulatory Assets, Net	3,927	399
Other	(1,197)	(1,351)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(26,298)	34,905
Taxes Receivable/Accrued, Net	64	(17,126)
Accounts Payable	85	(10,516)
Other Current Assets and Liabilities, Net	65	(8,869)
Net Cash Flows Provided by/(Used in) Operating Activities	(1,418)	46,333

Investing Activities:
Investments in Property, Plant and Equipment	(35,899)	(30,347)
Proceeds from Sales of Marketable Securities	23,249	34,656
Purchases of Marketable Securities	(23,442)	(34,804)
Net Cash Flows Used in Investing Activities	(36,092)	(30,495)

Financing Activities:
Cash Dividends on Common Stock	(9,300)	(49,000)
Increase in Notes Payable to ES Parent	49,100	37,400
Other Financing Activities	(245)	(11)
Net Cash Flows Provided by/(Used in) Financing Activities	39,555	(11,611)
Net Increase in Cash	2,045	4,227
Cash - Beginning of Period	-	-
Cash - End of Period	$2,045	$4,227

The accompanying notes are an integral part of these unaudited condensed financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES

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

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.

Basis of Presentation

Eversource Energy is a public utility holding company primarily engaged through its wholly owned regulated utility subsidiaries in the energy delivery business.  Eversource Energy's wholly owned regulated utility subsidiaries consist of CL&P, NSTAR Electric, PSNH, WMECO, Yankee Gas and NSTAR Gas.  Eversource provides energy delivery service to approximately 3.6 million electric and natural gas customers through these six regulated utilities in Connecticut, Massachusetts and New Hampshire.

On April 29, 2015, the Company's name was changed from Northeast Utilities to Eversource Energy.  CL&P, NSTAR Electric, PSNH and WMECO operate under the brand Eversource Energy.

The unaudited condensed consolidated financial statements of Eversource, NSTAR Electric and PSNH include the accounts of each of their respective subsidiaries.  Intercompany transactions have been eliminated in consolidation.  The accompanying unaudited condensed consolidated financial statements of Eversource, NSTAR Electric and PSNH and the unaudited condensed financial statements of CL&P and WMECO are herein collectively referred to as the "financial statements."

The combined notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  The accompanying financial statements should be read in conjunction with the entirety of this combined Quarterly Report on Form 10-Q and the 2014 combined Annual Report on Form 10-K of Eversource, CL&P, NSTAR Electric, PSNH and WMECO, which was filed with the SEC.  The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The financial statements contain, in the opinion of management, all adjustments (including normal, recurring adjustments) necessary to present fairly Eversource's, CL&P's, NSTAR Electric's, PSNH's and WMECO's financial position as of March 31, 2015 and December 31, 2014, and the results of operations, comprehensive income and cash flows for the three months ended March 31, 2015 and 2014.  The results of operations, comprehensive income and cash flows for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the results expected for a full year.

Eversource consolidates CYAPC and YAEC because CL&P's, NSTAR Electric's, PSNH's and WMECO's combined ownership interest in each of these entities is greater than 50 percent.  Intercompany transactions between CL&P, NSTAR Electric, PSNH and WMECO and the CYAPC and YAEC companies have been eliminated in consolidation of the Eversource financial statements.

Eversource's utility subsidiaries' distribution (including generation) and transmission businesses and NPT are subject to rate-regulation that is based on cost recovery and meets the criteria for application of accounting guidance for entities with rate-regulated operations, which considers the effect of regulation on the differences in the timing of the recognition of certain revenues and expenses from those of other businesses and industries.  See Note 2, "Regulatory Accounting," for further information.

Certain reclassifications of prior period data were made in the accompanying financial statements to conform to the current period presentation.

B.

Accounting Standards

Accounting Standards Issued but not Yet Adopted:  In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers, effective January 1, 2017, which amends existing revenue recognition guidance and is required to be applied retrospectively (either to each reporting period presented or cumulatively at the date of initial application).  In April 2015, the FASB decided to propose a one-year deferral of the effective date of the ASU.  Management is reviewing the requirements of the ASU.  The ASU is not expected to have a material impact on the financial statements of Eversource, CL&P, NSTAR Electric, PSNH and WMECO.

C.

Provision for Uncollectible Accounts

Eversource, including CL&P, NSTAR Electric, PSNH and WMECO, presents its receivables at estimated net realizable value by maintaining a provision for uncollectible accounts.  This provision is determined based upon a variety of judgments and factors, including the application of an estimated uncollectible percentage to each receivable aging category.  The estimate is based upon historical collection and write-off experience and management's assessment of collectability from customers.  Management continuously assesses the collectability of receivables and adjusts collectability estimates based on actual experience.  Receivable balances are written off against the provision for uncollectible accounts when the accounts are terminated and these balances are deemed to be uncollectible.

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

The total provision for uncollectible accounts and for uncollectible hardship accounts, which is included in the total provision, are included in Receivables, Net on the balance sheets, and were as follows:

	Total Provision for Uncollectible Accounts		Uncollectible Hardship
(Millions of Dollars)	As of March 31, 2015	As of December 31, 2014	As of March 31, 2015	As of December 31, 2014
ES	$187.4	$175.3	$92.3	$91.5
CL&P	86.6	84.3	74.5	74.0
NSTAR Electric	43.8	40.7	-	-
PSNH	8.1	7.7	-	-
WMECO	10.7	9.9	6.5	6.2

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

Fair Value Hierarchy:  In measuring fair value, Eversource uses observable market data when available and minimizes the use of unobservable inputs.  Inputs used in fair value measurements are categorized into three fair value hierarchy levels for disclosure purposes.  The entire fair value measurement is categorized based on the lowest level of input that is significant to the fair value measurement.  Eversource evaluates the classification of assets and liabilities measured at fair value on a quarterly basis, and Eversource's policy is to recognize transfers between levels of the fair value hierarchy as of the end of the reporting period.  The three levels of the fair value hierarchy are described below:

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

Determination of Fair Value:  The valuation techniques and inputs used in Eversource's fair value measurements are described in Note 4, "Derivative Instruments," Note 5, "Marketable Securities," and Note 9, "Fair Value of Financial Instruments," to the financial statements.

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

F.

Other Taxes

Gross receipts taxes levied by the state of Connecticut are collected by CL&P and Yankee Gas from their respective customers.  These gross receipts taxes are shown on a gross basis with collections in Operating Revenues and payments in Taxes Other Than Income Taxes on the statements of income as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2015	March 31, 2014
ES	$41.9	$44.4
CL&P	33.0	35.6

Certain sales taxes are collected by Eversource's companies that serve customers in Connecticut and Massachusetts as agents for state and local governments and are recorded on a net basis with no impact on the statements of income.

G.	Supplemental Cash Flow Information
Non-cash investing activities include plant additions included in Accounts Payable as follows:

(Millions of Dollars)	As of March 31, 2015	As of March 31, 2014
ES	$110.4	$108.5
CL&P	42.3	36.2
NSTAR Electric	21.9	28.0
PSNH	21.7	14.4
WMECO	8.3	14.4

H.

Severance Benefits

For the three months ended March 31, 2015 and 2014, Eversource recorded severance benefit expense of $0.4 million and $4.3 million, respectively, in connection with ongoing post-merger integration and, in 2014, the partial outsourcing of information technology functions.  As of March 31, 2015 and December 31, 2014, the severance accrual totaled $9 million and $10.4 million, respectively, and was included in Other Current Liabilities on the balance sheets.

2.

REGULATORY ACCOUNTING

Eversource's Regulated companies are subject to rate-regulation that is based on cost recovery and meets the criteria for application of accounting guidance for entities with rate-regulated operations and reflect the effects of the rate-making process.  The rates charged to the customers of Eversource's Regulated companies are designed to collect each company's costs to provide service, including a return on investment.

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

Regulatory Assets:  The components of regulatory assets are as follows:

	As of March 31, 2015	As of December 31, 2014
(Millions of Dollars)	ES	ES
Benefit Costs	$1,976.6	$2,016.0
Derivative Liabilities	410.2	425.5
Income Taxes, Net	632.1	635.3
Storm Restoration Costs	504.8	502.8
Goodwill-related	500.2	505.4
Regulatory Tracker Mechanisms	434.5	350.5
Contractual Obligations - Yankee Companies	119.0	123.8
Other Regulatory Assets	151.4	167.3
Total Regulatory Assets	4,728.8	4,726.6
Less: Current Portion	747.3	672.5
Total Long-Term Regulatory Assets	$3,981.5	$4,054.1

	As of March 31, 2015				As of December 31, 2014
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH	WMECO
Benefit Costs	$436.7	$505.6	$171.2	$83.3	$445.4	$515.9	$174.3	$85.0
Derivative Liabilities	403.3	3.5	-	-	410.9	4.5	-	-
Income Taxes, Net	438.7	83.7	36.8	31.2	437.7	83.7	38.0	35.5
Storm Restoration Costs	308.5	119.7	46.9	29.7	319.6	103.7	47.7	31.8
Goodwill-related	-	429.5	-	-	-	433.9	-	-
Regulatory Tracker Mechanisms	10.1	261.2	93.4	47.6	16.1	141.4	103.5	33.0
Other Regulatory Assets	66.5	85.0	38.9	12.8	66.1	94.7	41.3	12.9
Total Regulatory Assets	1,663.8	1,488.2	387.2	204.6	1,695.8	1,377.8	404.8	198.2
Less: Current Portion	209.6	309.5	100.0	66.7	220.3	198.7	111.7	51.9
Total Long-Term Regulatory Assets	$1,454.2	$1,178.7	$287.2	$137.9	$1,475.5	$1,179.1	$293.1	$146.3

Regulatory Costs in Other Long-Term Assets:  The Regulated companies had $49.3 million ($1.6 million for CL&P, $18.3 million for NSTAR Electric, $0.4 million for PSNH and $11.8 million for WMECO) and $60.5 million ($1.3 million for CL&P, $33.2 million for NSTAR Electric, $0.9 million for PSNH, and $11 million for WMECO) of additional regulatory costs as of March 31, 2015 and December 31, 2014, respectively, that were included in Other Long-Term Assets on the balance sheets.  These amounts represent incurred costs for which recovery has not yet been specifically approved by the applicable regulatory agency.  However, based on regulatory policies or past precedent on similar costs, management believes it is probable that these costs will ultimately be approved and recovered from customers in rates.  The NSTAR Electric balance as of March 31, 2015 and December 31, 2014 primarily related to costs deferred in connection with the basic service bad debt adder.  See Note 8E, "Commitments and Contingencies – Basic Service Bad Debt Adder," for further information.

Regulatory Liabilities:  The components of regulatory liabilities are as follows:

	As of March 31, 2015	As of December 31, 2014
(Millions of Dollars)	ES	ES
Cost of Removal	$452.8	$439.9
Regulatory Tracker Mechanisms	183.3	192.3
AFUDC - Transmission	67.1	67.1
Other Regulatory Liabilities	22.9	50.8
Total Regulatory Liabilities	726.1	750.1
Less: Current Portion	201.2	235.0
Total Long-Term Regulatory Liabilities	$524.9	$515.1

	As of March 31, 2015				As of December 31, 2014
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH	WMECO
Cost of Removal	$23.1	$263.4	$51.3	$2.8	$19.7	$258.3	$50.3	$1.1
Regulatory Tracker Mechanisms	77.5	22.5	13.9	22.2	122.6	20.7	14.2	22.3
AFUDC - Transmission	53.3	4.7	-	9.1	53.6	4.4	-	9.1
Other Regulatory Liabilities	12.3	2.1	2.8	0.9	10.1	28.9	2.9	0.8
Total Regulatory Liabilities	166.2	292.7	68.0	35.0	206.0	312.3	67.4	33.3
Less: Current Portion	84.1	24.6	16.1	22.3	124.7	49.6	16.0	22.5
Total Long-Term Regulatory Liabilities	$82.1	$268.1	$51.9	$12.7	$81.3	$262.7	$51.4	$10.8

2015 Regulatory Developments: As a result of the March 3, 2015 FERC order in the pending ROE complaint proceedings described in Note 8C, "Commitments and Contingencies – FERC ROE Complaints," in the first quarter of 2015, Eversource recognized a pre-tax charge to earnings (excluding interest) of $20 million, of which $12.5 million was recorded at CL&P, $2.4 million at NSTAR Electric, $1 million at PSNH, and $4.1 million at WMECO.   The pre-tax charge was recorded as a regulatory liability and as a reduction of Operating Revenues.

On March 2, 2015, the DPU approved the comprehensive settlement agreement between NSTAR Electric, NSTAR Gas and the Massachusetts Attorney General (the "Settlement") as filed with the DPU on December 31, 2014.  The Settlement resolved the outstanding NSTAR Electric CPSL program filings for 2006 through 2011, the NSTAR Electric and NSTAR Gas PAM and energy efficiency-related customer billing adjustments reported in 2012, and the recovery of LBR related to NSTAR Electric's energy efficiency programs for 2008 through 2011 (11 dockets in total).  As a result, NSTAR Electric and NSTAR Gas will refund a combined $44.7 million to customers.  The refund was recorded as a regulatory liability as of March 31, 2015 and NSTAR Electric recognized a $21.7 million pre-tax benefit in the first quarter of 2015.  For further information, see Note 8D, "Commitments and Contingencies – 2014 Comprehensive Settlement Agreement."

On January 7, 2015, the DPU issued an order concluding that NSTAR Electric had appropriately accounted for the removal of supply-related bad debt costs from base distribution rates effective January 1, 2006.  The DPU ordered NSTAR Electric and the Massachusetts Attorney General to collaborate on the reconciliation of energy-related bad debt costs through 2014.  During the second quarter of 2015, NSTAR Electric expects to file with the DPU to recover from customers approximately $43 million of supply-related bad debt costs.  In the first quarter of 2015, as a result of the DPU order, NSTAR Electric increased its regulatory assets and reduced Operations and Maintenance expense by $24.2 million, resulting in an increase in after-tax earnings of $14.5 million. For further information, see Note 8E, "Commitments and Contingencies – Basic Service Bad Debt Adder."

3.

PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

The following tables summarize the investments in utility property, plant and equipment by asset category:

	As of March 31, 2015	As of December 31, 2014
(Millions of Dollars)	ES	ES
Distribution - Electric	$12,539.3	$12,495.2
Distribution - Natural Gas	2,584.8	2,595.4
Transmission	6,959.4	6,930.7
Generation	1,172.2	1,170.9
Electric and Natural Gas Utility	23,255.7	23,192.2
Other (1)	547.9	551.3
Property, Plant and Equipment, Gross	23,803.6	23,743.5
Less: Accumulated Depreciation
Electric and Natural Gas Utility	(5,842.6)	(5,777.8)
Other	(232.3)	(231.8)
Total Accumulated Depreciation	(6,074.9)	(6,009.6)
Property, Plant and Equipment, Net	17,728.7	17,733.9
Construction Work in Progress	1,082.0	913.1
Total Property, Plant and Equipment, Net	$18,810.7	$18,647.0

(1)

These assets are primarily comprised of building improvements, computer software, hardware and equipment and telecommunications assets at Eversource Service and Eversource's unregulated companies.

	As of March 31, 2015				As of December 31, 2014
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH	WMECO
Distribution	$5,180.0	$4,907.8	$1,704.1	$787.4	$5,158.8	$4,895.5	$1,696.7	$784.2
Transmission	3,274.7	1,950.6	794.6	891.9	3,274.0	1,928.5	789.7	891.0
Generation	-	-	1,137.8	34.4	-	-	1,136.5	34.4
Property, Plant and Equipment, Gross	8,454.7	6,858.4	3,636.5	1,713.7	8,432.8	6,824.0	3,622.9	1,709.6
Less: Accumulated Depreciation	(1,950.7)	(1,783.6)	(1,105.7)	(303.3)	(1,928.0)	(1,761.4)	(1,090.0)	(297.4)
Property, Plant and Equipment, Net	6,504.0	5,074.8	2,530.8	1,410.4	6,504.8	5,062.6	2,532.9	1,412.2
Construction Work in Progress	370.9	289.5	135.5	73.5	304.9	272.8	102.9	49.1
Total Property, Plant and Equipment, Net	$6,874.9	$5,364.3	$2,666.3	$1,483.9	$6,809.7	$5,335.4	$2,635.8	$1,461.3

As of March 31, 2015, PSNH had $1.1 billion in gross generation assets and Accumulated Depreciation of $497.1 million.  These generation assets are the subject of a divestiture agreement in principle in a settlement Term Sheet entered into on March 11, 2015 between PSNH and key New Hampshire officials (Term Sheet) whereby, among other resolutions, PSNH has agreed to sell these assets.  Upon completion of the sale, all remaining stranded costs will be recovered via bonds that will be secured by a non-bypassable charge to PSNH's customers.  Consummation of the Term Sheet provisions is conditioned upon the enactment of New Hampshire legislation, completion of a final Settlement Agreement reflecting the provisions of the Term Sheet (Settlement Agreement), and NHPUC approval of the Settlement Agreement.  See Note 8F, “Commitments and Contingencies – PSNH Generation Restructuring,” for further information.

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

Derivative contracts that are not designated as normal are recorded at fair value as current or long-term Derivative Assets or Derivative Liabilities on the balance sheets.  For the Regulated companies, regulatory assets or regulatory liabilities are recorded to offset the fair values of derivatives, as contract settlement amounts are recovered from, or refunded to, customers in their respective energy supply rates.

The gross fair values of derivative assets and liabilities with the same counterparty are offset and reported as net Derivative Assets or Derivative Liabilities, with current and long-term portions, on the balance sheets.  The following table presents the gross fair values of contracts categorized by risk type and the net amount recorded as current or long-term derivative asset or liability:

	As of March 31, 2015			As of December 31, 2014
	Commodity Supply		Net Amount	Commodity Supply		Net Amount
	and Price Risk		Recorded as	and Price Risk		Recorded as
(Millions of Dollars)	Management	Netting (1)	a Derivative	Management	Netting (1)	a Derivative
Current Derivative Assets:
Level 3:
ES	$16.0	$(6.6)	$9.4	$16.2	$(6.6)	$9.6
CL&P	16.0	(6.6)	9.4	16.1	(6.6)	9.5
NSTAR Electric	-	-	-	0.1	-	0.1

Long-Term Derivative Assets:
Level 3:
ES, CL&P	$88.3	$(17.8)	$70.5	$93.5	$(19.2)	$74.3

Current Derivative Liabilities:
Level 2:
ES	$(3.2)	$-	$(3.2)	$(9.8)	$-	$(9.8)
Level 3:
ES	(90.3)	-	(90.3)	(90.0)	-	(90.0)
CL&P	(88.2)	-	(88.2)	(88.5)	-	(88.5)
NSTAR Electric	(2.1)	-	(2.1)	(1.5)	-	(1.5)

Long-Term Derivative Liabilities:
Level 2:
ES	$(0.2)	$-	$(0.2)	$(0.3)	$-	$(0.3)
Level 3:
ES	(396.4)	-	(396.4)	(409.3)	-	(409.3)
CL&P	(395.0)	-	(395.0)	(406.2)	-	(406.2)
NSTAR Electric	(1.4)	-	(1.4)	(3.1)	-	(3.1)

(1)

Amounts represent derivative assets and liabilities that Eversource elected to record net on the balance sheets.  These amounts are subject to master netting agreements or similar agreements for which the right of offset exists.

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

As of March 31, 2015 and December 31, 2014, Eversource had NYMEX financial contracts for natural gas futures in order to reduce variability associated with the purchase price of approximately 5.3 million and 8.8 million MMBtu of natural gas, respectively.

For the three months ended March 31, 2015 and 2014, there were losses of $16.6 million and gains of $54.1 million, respectively, recorded as regulatory assets and liabilities, which reflect the current change in fair value associated with Eversource's derivative contracts.

Credit Risk

Certain of Eversource's derivative contracts contain credit risk contingent provisions.  These provisions require Eversource to maintain investment grade credit ratings from the major rating agencies and to post collateral for contracts in a net liability position over specified credit limits. As of March 31, 2015, Eversource had approximately $3 million of derivative contracts in a net liability position that were subject to credit risk contingent provisions and would have been required to post additional collateral of approximately $3 million if ES parent's unsecured debt credit ratings had been downgraded to below investment grade.  As of December 31, 2014, Eversource had approximately $10 million of derivative contracts in a net liability position that were subject to credit risk contingent provisions and would have been required to post additional collateral of approximately $10 million if ES parent's unsecured debt credit ratings had been downgraded to below investment grade.

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

The following is a summary of Eversource's, including CL&P's and NSTAR Electric's, Level 3 derivative contracts and the range of the significant unobservable inputs utilized in the valuations over the duration of the contracts:

	As of March 31, 2015					As of December 31, 2014
	Range				Period Covered	Range				Period Covered
Energy Prices:
ES, CL&P	$48		per MWh		2020	$52		per MWh		2020

Capacity Prices:
ES	$8.80	-	12.98	per kW-Month	2016 – 2026	$5.30	-	12.98	per kW-Month	2016 - 2026
CL&P	$11.13	-	12.98	per kW-Month	2019 – 2026	$11.08	-	12.98	per kW-Month	2018 - 2026
NSTAR Electric	$8.80	-	11.13	per kW-Month	2016 – 2019	$5.30	-	11.10	per kW-Month	2016 - 2019

Forward Reserve:
ES, CL&P	$5.80	-	9.50	per kW-Month	2015 – 2024	$5.80	-	9.50	per kW-Month	2015 - 2024

REC Prices:
ES, NSTAR Electric	$45	-	50	per REC	2015 – 2018	$38	-	56	per REC	2015 - 2018

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

Valuations using significant unobservable inputs:  The following table presents changes in the Level 3 category of derivative assets and derivative liabilities measured at fair value on a recurring basis.  The derivative assets and liabilities are presented on a net basis.

	For the Three Months Ended March 31,
	2015			2014
			NSTAR			NSTAR
(Millions of Dollars)	ES	CL&P	Electric	ES	CL&P	Electric
Derivatives, Net:
Fair Value as of Beginning of Period	$(415.4)	$(410.9)	$(4.5)	$(635.2)	$(630.6)	$(7.3)
Net Realized/Unrealized Gains/(Losses) Included in Regulatory Assets and Liabilities	(12.1)	(12.1)	-	49.2	52.0	(0.1)
Settlements	20.7	19.7	1.0	21.7	21.6	0.1
Fair Value as of End of Period	$(406.8)	$(403.3)	$(3.5)	$(564.3)	$(557.0)	$(7.3)

5.

MARKETABLE SECURITIES

Eversource maintains trusts to fund certain non-qualified executive benefits and WMECO maintains a spent nuclear fuel trust to fund WMECO's prior period spent nuclear fuel liability.  These trusts hold marketable securities.  These trusts are not subject to regulatory oversight by state or federal agencies.  In addition, CYAPC and YAEC maintain legally restricted trusts, each of which holds marketable securities, for settling the decommissioning obligations of their nuclear power plants.

The Company elected to record mutual funds at fair value and certain other equity investments as trading securities, with the changes in fair values recorded in Other Income, Net on the statements of income.  As of March 31, 2015 and December 31, 2014, the mutual funds and equity investments were classified as Level 1 in the fair value hierarchy and totaled $86.7 million and $85.1 million, respectively.  For the three months ended March 31, 2015 and 2014, net gains on these securities of $1.6 million and $0.7 million, respectively, were recorded in Other Income, Net on the statements of income.  Dividend income is recorded in Other Income, Net when dividends are declared.  All other marketable securities are accounted for as available-for-sale.

Available-for-Sale Securities:  The following is a summary of Eversource's and WMECO's available-for-sale securities.  These securities are recorded at fair value and are included in current and long-term Marketable Securities on the balance sheets.

	As of March 31, 2015				As of December 31, 2014
		Pre-Tax	Pre-Tax			Pre-Tax	Pre-Tax
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
(Millions of Dollars)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
ES
Debt Securities (1)	$318.2	$8.2	$(0.1)	$326.3	$313.0	$7.5	$(0.3)	$320.2
Equity Securities (1)	159.5	77.0	-	236.5	160.6	73.3	-	233.9
WMECO
Debt Securities (2)	58.2	-	-	58.2	58.2	-	(0.1)	58.1

(1)

Eversource's amounts include CYAPC's and YAEC's marketable securities held in nuclear decommissioning trusts of $458.3 million and $450.8 million as of March 31, 2015 and December 31, 2014, respectively, which are legally restricted and can only be used for the costs of decommissioning of the nuclear power plants owned by these companies. Unrealized gains and losses for the nuclear decommissioning trusts are recorded in Marketable Securities with the corresponding offset to Other Long-Term Liabilities on the balance sheets, with no impact on the statements of income.  All of the equity securities accounted for as available-for-sale securities are held in the CYAPC and YAEC trusts.

(2)

Unrealized gains and losses on debt securities held by WMECO are recorded in Marketable Securities with the corresponding offset to Other Long-Term Assets on the balance sheets.

Unrealized Losses and Other-than-Temporary Impairment:  There have been no significant unrealized losses, other-than-temporary impairments or credit losses for Eversource or WMECO.  Factors considered in determining whether a credit loss exists include the duration and severity of the impairment, adverse conditions specifically affecting the issuer, and the payment history, ratings and rating changes of the security.  For asset-backed debt securities, underlying collateral and expected future cash flows are also evaluated.

Realized Gains and Losses:  Realized gains and losses on available-for-sale securities are recorded in Other Income, Net for Eversource's benefit trust, Other Long-Term Assets for WMECO, and are offset in Other Long-Term Liabilities for CYAPC and YAEC.  Eversource utilizes the specific identification basis method for the Eversource benefit trust, and the average cost basis method for the WMECO trust and the CYAPC and YAEC nuclear decommissioning trusts to compute the realized gains and losses on the sale of available-for-sale securities.

Contractual Maturities:  As of March 31, 2015, the contractual maturities of available-for-sale debt securities were as follows:

	ES		WMECO
	Amortized		Amortized
(Millions of Dollars)	Cost	Fair Value	Cost	Fair Value
Less than one year (1)	$59.9	$59.9	$33.2	$33.2
One to five years	83.3	83.8	21.3	21.3
Six to ten years	61.6	63.5	0.6	0.6
Greater than ten years	113.4	119.1	3.1	3.1
Total Debt Securities	$318.2	$326.3	$58.2	$58.2

(1)

Amounts in the Less than one year Eversource category include securities in the CYAPC and YAEC nuclear decommissioning trusts, which are restricted and are classified in long-term Marketable Securities on the balance sheets.

Fair Value Measurements:  The following table presents the marketable securities recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

	ES		WMECO
(Millions of Dollars)	As of March 31, 2015	As of December 31, 2014	As of March 31, 2015	As of December 31, 2014
Level 1:
Mutual Funds and Equities	$323.2	$319.0	$-	$-
Money Market Funds	32.9	24.9	10.5	4.3
Total Level 1	$356.1	$343.9	$10.5	$4.3
Level 2:
U.S. Government Issued Debt Securities (Agency and Treasury)	$46.0	$51.3	$-	$-
Corporate Debt Securities	157.3	49.1	14.4	14.7
Asset-Backed Debt Securities	36.5	54.1	12.1	14.5
Municipal Bonds	31.9	116.3	12.9	13.0
Other Fixed Income Securities	21.7	24.5	8.3	11.6
Total Level 2	$293.4	$295.3	$47.7	$53.8
Total Marketable Securities	$649.5	$639.2	$58.2	$58.1

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

6.

SHORT-TERM AND LONG-TERM DEBT

Credit Agreements and Commercial Paper Programs:  ES parent, CL&P, PSNH, WMECO, NSTAR Gas and Yankee Gas are parties to a five-year $1.45 billion revolving credit facility that expires September 6, 2019.  The revolving credit facility is used primarily to backstop ES parent's $1.45 billion commercial paper program.  The commercial paper program allows ES parent to issue commercial paper as a form of short-term debt.  As of March 31, 2015 and December 31, 2014, ES parent had $788 million and approximately $1.1 billion, respectively, in short-term borrowings outstanding under the ES parent commercial paper program, leaving $662 million and $348.9 million of available borrowing capacity as of March 31, 2015 and December 31, 2014, respectively.  The weighted-average interest rate on these borrowings as of March 31, 2015 and December 31, 2014 was 0.53 percent and 0.43 percent, respectively, which is generally based on A2/P2 rated commercial paper.  As of March 31, 2015, there were intercompany loans from ES parent of $190.1 million to CL&P, $82 million to PSNH and $70.5 million to WMECO.  As of December 31, 2014, there were intercompany loans from ES parent of $133.4 million to CL&P, $90.5 million to PSNH and $21.4 million to WMECO.

NSTAR Electric has a five-year $450 million revolving credit facility that expires September 6, 2019.  This facility serves to backstop NSTAR Electric's existing $450 million commercial paper program.  As of March 31, 2015 and December 31, 2014, NSTAR Electric had $215.5 million and $302 million, respectively, in short-term borrowings outstanding under its commercial paper program, leaving $234.5 million and $148 million of available borrowing capacity as of March 31, 2015 and December 31, 2014, respectively.  The weighted-average interest rate on these borrowings as of March 31, 2015 and December 31, 2014 was 0.35 percent and 0.27 percent, respectively, which is generally based on A2/P1 rated commercial paper.

Except as described below, amounts outstanding under the commercial paper programs are included in Notes Payable for Eversource and NSTAR Electric and classified in current liabilities on the balance sheets as all borrowings are outstanding for no more than 364 days at one time.  Intercompany loans from ES parent to CL&P, PSNH and WMECO are included in Notes Payable to ES Parent and classified in current liabilities on the balance sheets.  Intercompany loans from ES parent to CL&P, PSNH and WMECO are eliminated in consolidation in Eversource's balance sheets.

Long-Term Debt:  On January 15, 2015, ES parent issued $150 million of 1.60 percent Series G Senior Notes, due to mature in 2018 and $300 million of 3.15 percent Series H Senior Notes, due to mature in 2025.  The proceeds, net of issuance costs, were used to repay short-term borrowings outstanding under the ES parent commercial paper program.  As the debt issuances refinanced short-term debt, the short-term debt was classified as Long-Term Debt as of December 31, 2014.

On April 1, 2015, CL&P repaid at maturity the $100 million 5.00 percent 2005 Series A First and Refunding Mortgage Bonds using short-term borrowings.  On April 1, 2015, CL&P also redeemed the $62 million 1996A Series 1.55 percent PCRBs that were subject to mandatory tender, using short term borrowings.

Long-Term Debt Issuance Authorization:  On April 3, 2015, the DPU authorized NSTAR Gas to issue up to $100 million in long-term debt for the period through December 31, 2015.

7.

PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

As of December 31, 2014, Eversource Service sponsored two defined benefit retirement plans that covered eligible employees, including employees of CL&P, NSTAR Electric, PSNH and WMECO.  Effective January 1, 2015, the two pension plans were merged into one plan, sponsored by Eversource Service.  As of December 31, 2014, Eversource Service also sponsored defined benefit postretirement plans that provide certain retiree benefits, primarily medical, dental and life insurance, to retiring employees that meet certain age and service eligibility requirements, including employees of CL&P, NSTAR Electric, PSNH and WMECO.  Effective January 1, 2015, the postretirement plans were merged into one plan, sponsored by Eversource Service.

The components of net periodic benefit expense for the Pension, SERP and PBOP Plans are shown below.  The net periodic benefit expense and the intercompany allocations less the capitalized portion of pension, SERP and PBOP amounts is included in Operations and Maintenance on the statements of income. Capitalized pension and PBOP amounts relate to employees working on capital projects and are included in Property, Plant and Equipment, Net. Intercompany allocations are not included in the CL&P, NSTAR Electric, PSNH and WMECO net periodic benefit expense amounts.  Pension, SERP and PBOP expense reflected in the statements of cash flows for CL&P, NSTAR Electric, PSNH and WMECO does not include the intercompany allocations and the corresponding capitalized portion, as these amounts are cash settled on a short-term basis.

	Pension and SERP
	For the Three Months Ended
	March 31, 2015	March 31, 2014
(Millions of Dollars)	ES (1)	ES
Service Cost	$23.2	$22.3
Interest Cost	56.6	56.6
Expected Return on Plan Assets	(84.3)	(77.7)
Actuarial Loss	38.9	33.0
Prior Service Cost	0.9	1.1
Total Net Periodic Benefit Expense	$35.3	$35.3
Capitalized Pension Expense	$9.6	$9.7

	PBOP
	For the Three Months Ended
	March 31, 2015	March 31, 2014
(Millions of Dollars)	ES (1)	ES
Service Cost	$4.2	$3.0
Interest Cost	11.9	12.6
Expected Return on Plan Assets	(16.8)	(15.7)
Actuarial Loss	1.8	3.0
Prior Service Credit	(0.1)	(0.6)
Total Net Periodic Benefit Expense	$1.0	$2.3
Capitalized PBOP Expense	$0.2	$0.4

	Pension and SERP
	For the Three Months Ended March 31, 2015				For the Three Months Ended March 31, 2014
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH (1)	WMECO	CL&P	Electric	PSNH	WMECO
Service Cost	$6.0	$3.8	$2.9	$1.1	$5.2	$4.6	$2.8	$1.0
Interest Cost	12.7	10.2	5.9	2.5	13.3	10.2	6.5	2.7
Expected Return on Plan Assets	(19.7)	(17.6)	(10.0)	(4.7)	(19.4)	(15.8)	(10.2)	(4.6)
Actuarial Loss	8.2	9.6	3.0	1.6	9.1	5.8	3.3	1.9
Prior Service Cost	0.4	-	0.1	0.1	0.5	-	0.2	0.1
Total Net Periodic Benefit Expense	$7.6	$6.0	$1.9	$0.6	$8.7	$4.8	$2.6	$1.1
Intercompany Allocations	$6.4	$3.6	$1.7	$1.2	$6.8	$2.4	$1.9	$1.3
Capitalized Pension Expense	$4.3	$2.8	$0.8	$0.5	$4.9	$1.9	$0.9	$0.8

	PBOP
	For the Three Months Ended March 31, 2015				For the Three Months Ended March 31, 2014
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH (1)	WMECO	CL&P	Electric	PSNH	WMECO
Service Cost	$0.6	$1.3	$0.4	$0.1	$0.6	$0.7	$0.4	$0.1
Interest Cost	1.8	4.8	1.0	0.4	2.1	4.9	1.1	0.5
Expected Return on Plan Assets	(2.8)	(6.8)	(1.5)	(0.6)	(2.7)	(6.4)	(1.4)	(0.6)
Actuarial Loss/(Gain)	0.2	0.8	0.1	-	1.1	(0.1)	0.5	0.1
Prior Service Credit	-	(0.1)	-	-	-	(0.5)	-	-
Total Net Periodic Benefit Expense/(Income)	$(0.2)	$-	$-	$(0.1)	$1.1	$(1.4)	$0.6	$0.1
Intercompany Allocations	$0.5	$0.3	$0.1	$0.1	$1.1	$0.1	$0.3	$0.2
Capitalized PBOP Expense/(Income)	$-	$0.1	$-	$-	$0.5	$(0.5)	$0.2	$0.1

(1) Amounts exclude approximately $1 million that represented deferred regulatory assets.

8.

COMMITMENTS AND CONTINGENCIES

A.

Environmental Matters

General:  Eversource, CL&P, NSTAR Electric, PSNH and WMECO are subject to environmental laws and regulations intended to mitigate or remove the effect of past operations and improve or maintain the quality of the environment.  These laws and regulations require the removal or the remedy of the effect on the environment of the disposal or release of certain specified hazardous substances at current and former operating sites.  Eversource, CL&P, NSTAR Electric, PSNH and WMECO have an active environmental auditing and training program and believe that they are substantially in compliance with all enacted laws and regulations.

The number of environmental sites and reserves related to these sites for which remediation or long-term monitoring, preliminary site work or site assessment are being performed are as follows:

	As of March 31, 2015		As of December 31, 2014
		Reserve		Reserve
	Number of Sites	(in millions)	Number of Sites	(in millions)
ES	65	$43.6	65	$43.3
CL&P	16	5.0	16	3.8
NSTAR Electric	14	1.7	13	1.1
PSNH	12	3.4	13	5.2
WMECO	4	0.6	4	0.5

Included in the Eversource number of sites and reserve amounts above are former MGP sites that were operated several decades ago and manufactured gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment. The reserve balance related to these former MGP sites was $35.4 million and $38.8 million as of March 31, 2015 and December 31, 2014, respectively, and relates primarily to the natural gas business segment.

B.

Guarantees and Indemnifications

ES parent provides credit assurances on behalf of its subsidiaries, including CL&P, NSTAR Electric, PSNH and WMECO, in the form of guarantees in the normal course of business.

ES parent also issued a guaranty under which, beginning at the time the Northern Pass Transmission line goes into commercial operation, ES parent will guarantee the financial obligations of NPT under the TSA in an amount not to exceed $25 million.  ES parent's obligations under the guaranty expire upon the full, final and indefeasible payment of the guaranteed obligations.

ES parent has also guaranteed certain indemnification and other obligations as a result of the sales of former unregulated subsidiaries and the termination of an unregulated business, with maximum exposures either not specified or not material.

Management does not anticipate a material impact to Net Income as a result of these various guarantees and indemnifications.

The following table summarizes ES parent's guarantees of its subsidiaries, including CL&P, NSTAR Electric, PSNH and WMECO, as of March 31, 2015:

		Maximum Exposure
Company	Description	(in millions)	Expiration Dates
Various	Surety Bonds (1)	$54.6	2015 - 2016

Eversource Service and Rocky River Realty Company	Lease Payments for Vehicles and Real Estate	$13.8	2019 and 2024

(1)

Surety bond expiration dates reflect termination dates, the majority of which will be renewed or extended.  Certain surety bonds contain credit ratings triggers that would require ES parent to post collateral in the event that the unsecured debt credit ratings of Eversource are downgraded.

C.

FERC ROE Complaints

Beginning in 2011, three separate complaints were filed at FERC by combinations of New England state attorneys general, state regulatory commissions, consumer advocates, consumer groups, municipal parties and other parties (the "Complainants").  In the first complaint, filed in 2011, the Complainants alleged that the NETOs' base ROE of 11.14 percent that was utilized since 2006 was unjust and unreasonable, asserted that the rate was excessive due to changes in the capital markets, and sought an order to reduce it prospectively from the date of the final FERC order and for the 15-month period beginning October 1, 2011 to December 31, 2012 (the "first complaint refund period").  In the second and third complaints, filed in 2012 and 2014, the Complainants challenged the NETOs' base ROE and sought refunds for the 15-month periods beginning December 27, 2012 and July 31, 2014.

In 2014, the FERC determined that the base ROE should be set at 10.57 percent for the first complaint refund period and that a utility's total or maximum ROE should not exceed the top of the new zone of reasonableness, which was set at 11.74 percent.  The FERC ordered the NETOs to provide refunds to customers for the first complaint refund period and set the new base ROE of 10.57 percent prospectively from October 16, 2014.  The NETOs and the Complainants sought rehearing from FERC.  In late 2014, the NETOs made a compliance filing, which was challenged by the Complainants, and the Company began refunding amounts from the first complaint period.

On March 3, 2015, FERC issued an order denying all issues raised on rehearing by the NETOs and Complainants in the first base ROE complaint.  The FERC order upheld the base ROE of 10.57 percent for the first complaint refund period and prospectively from October 16, 2014, and upheld that the utility's total ROE (the base ROE plus any incentive adders) for the transmission assets to which the adder applies is capped at the top of the zone of reasonableness, which is currently set at 11.74 percent.  As a result of clarifying information related to how the ROE cap is applied, which is contained in the order, Eversource adjusted its reserve in the first quarter of 2015 and recognized a pre-tax charge to earnings (excluding interest) of $20 million, of which $12.5 million was recorded at CL&P, $2.4 million at NSTAR Electric, $1 million at PSNH, and $4.1 million at WMECO.   The pre-tax charge was recorded as a regulatory liability and as a reduction of Operating Revenues.

D.

 2014 Comprehensive Settlement Agreement

On March 2, 2015, the DPU approved the comprehensive settlement agreement between NSTAR Electric, NSTAR Gas and the Massachusetts Attorney General (the "Settlement") as filed with the DPU on December 31, 2014.  The Settlement resolved the outstanding NSTAR Electric CPSL program filings for 2006 through 2011, the NSTAR Electric and NSTAR Gas PAM and energy efficiency-related customer billing adjustments reported in 2012, and the recovery of LBR related to NSTAR Electric's energy efficiency programs for 2008 through 2011 (11 dockets in total).  As a result, NSTAR Electric and NSTAR Gas will refund $42.5 million and $2.2 million, respectively, to customers.  The refund was recorded as a regulatory liability as of March 31, 2015 and NSTAR Electric recognized a $21.7 million pre-tax benefit in the first quarter of 2015.

E.

Basic Service Bad Debt Adder

In accordance with a generic 2005 DPU order, electric utilities in Massachusetts recover the energy-related portion of bad debt costs in their Basic Service rates.  In February 2007, NSTAR Electric filed its 2005 through 2006 Basic Service reconciliation with the DPU proposing an adjustment related to the increase of its Basic Service bad debt charge-offs.  In June 2007, the DPU approved NSTAR Electric's proposed adjustment to the Basic Service Adder but instructed NSTAR Electric to reduce distribution rates by an equal and offsetting amount.  This adjustment to NSTAR Electric's distribution rates would have eliminated the fully reconciling nature of the Basic Service bad debt adder.

In 2010, NSTAR Electric filed an appeal of the DPU's order with the SJC.  NSTAR Electric took the position that it had fully removed the collection of energy-related bad debt costs from its base distribution rates effective January 1, 2006; therefore, no further adjustment to distribution rates was warranted.  In 2012, the SJC vacated the DPU order and remanded the matter to the DPU for further review.

On January 7, 2015, the DPU issued an order concluding that NSTAR Electric had appropriately accounted for the removal of supply-related bad debt costs from base distribution rates effective January 1, 2006.  The DPU ordered NSTAR Electric and the Massachusetts Attorney General to collaborate on the reconciliation of energy-related bad debt costs through 2014.  During the second quarter of 2015, NSTAR Electric expects to file with the DPU to recover from customers approximately $43 million of supply-related bad debt costs.  In the first quarter of 2015, as a result of the DPU order, NSTAR Electric increased its regulatory assets and reduced Operations and Maintenance expense by $24.2 million, resulting in an increase in after-tax earnings of $14.5 million.

F.

PSNH Generation Restructuring

On March 11, 2015, PSNH and key New Hampshire officials entered into an agreement in principle in a settlement Term Sheet.  Under the Term Sheet, PSNH has agreed to pursue the divestiture of its generation assets upon NHPUC approval of a final Settlement Agreement reflecting the provisions of the Term Sheet, and PSNH will not seek a general distribution rate increase that would become effective before July 1, 2017.  PSNH will contribute $5 million to create a clean energy fund, which will not be recoverable from its customers, and will record this liability and related charge upon completion of the Settlement Agreement.

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

	As of March, 31, 2015		As of December 31, 2014
	ES		ES
	Carrying	Fair	Carrying	Fair
(Millions of Dollars)	Amount	Value	Amount	Value
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$155.1	$155.6	$153.6
Long-Term Debt	8,847.7	9,553.1	8,851.6	9,451.2

	As of March 31, 2015
	CL&P		NSTAR Electric		PSNH		WMECO
	Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Millions of Dollars)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
Preferred Stock Not Subject to Mandatory Redemption	$116.2	$113.0	$43.0	$42.1	$-	$-	$-	$-
Long-Term Debt	2,842.1	3,260.4	1,797.4	2,022.1	1,076.3	1,156.4	628.2	674.4

	As of December 31, 2014
	CL&P		NSTAR Electric		PSNH		WMECO
	Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Millions of Dollars)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
Preferred Stock Not Subject to Mandatory Redemption	$116.2	$112.0	$43.0	$41.6	$-	$-	$-	$-
Long-Term Debt	2,842.0	3,214.5	1,797.4	1,993.5	1,076.3	1,137.9	628.5	689.4

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

10.

ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in accumulated other comprehensive income/(loss) by component, net of tax, is as follows:

	For the Three Months Ended March 31, 2015				For the Three Months Ended March 31, 2014
	Qualified	Unrealized			Qualified	Unrealized
	Cash Flow	Gains on	Defined		Cash Flow	Gains on	Defined
	Hedging	Marketable	Benefit		Hedging	Marketable	Benefit
(Millions of Dollars)	Instruments	Securities	Plans	Total	Instruments	Securities	Plans	Total
Balance as of Beginning of Period	$(12.4)	$0.7	$(62.3)	$(74.0)	$(14.4)	$0.4	$(32.0)	$(46.0)

OCI Before Reclassifications	-	0.1	-	0.1	-	0.2	-	0.2
Amounts Reclassified from AOCI	0.5	-	1.0	1.5	0.5	-	1.0	1.5
Net OCI	0.5	0.1	1.0	1.6	0.5	0.2	1.0	1.7
Balance as of End of Period	$(11.9)	$0.8	$(61.3)	$(72.4)	$(13.9)	$0.6	$(31.0)	$(44.3)

Eversource's qualified cash flow hedging instruments represent interest rate swap agreements on debt issuances that were settled in prior years.  The settlement amount was recorded in AOCI and is being amortized into Net Income over the term of the underlying debt instrument.  CL&P, PSNH and WMECO continue to amortize interest rate swaps settled in prior years from AOCI into Interest Expense over the remaining life of the associated long-term debt, which are not material to their respective financial statements.  The amortization expense of actuarial gains and losses on the defined benefit plans is amortized from AOCI into Operations and Maintenance over the average future employee service period, and are reflected in amounts reclassified from AOCI.  The related tax effects of the reclassification adjustments are not material to the financial statements for the three months ended March 31, 2015 and 2014.

11.

COMMON SHARES

The following table sets forth the ES parent common shares and the shares of common stock of CL&P, NSTAR Electric, PSNH and WMECO that were authorized and issued and the respective per share par values:

	Shares
		Authorized as of
	Per Share	March 31, 2015 and	Issued as of
	Par Value	December 31, 2014	March 31, 2015	December 31, 2014
ES	$5	380,000,000	333,607,844	333,359,172
CL&P	$10	24,500,000	6,035,205	6,035,205
NSTAR Electric	$1	100,000,000	100	100
PSNH	$1	100,000,000	301	301
WMECO	$25	1,072,471	434,653	434,653

As of March 31, 2015 and December 31, 2014, there were 16,138,845 and 16,375,835 Eversource common shares held as treasury shares, respectively.  As of March 31, 2015 and December 31, 2014, Eversource common shares outstanding were 317,468,999 and 316,983,337, respectively.

12.

COMMON SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

For the three months ended March 31, 2015 and 2014, there were dividends on the preferred stock of CL&P and NSTAR Electric of $1.9 million, which were presented as Net Income Attributable to Noncontrolling Interests on the Eversource statements of income.  Common Shareholders' Equity was fully attributable to the parent and Noncontrolling Interest – Preferred Stock of Subsidiaries was fully attributable to the noncontrolling interest on the Eversource balance sheets.

13.

EARNINGS PER SHARE

Basic EPS is computed based upon the weighted average number of common shares outstanding during each period.  Diluted EPS is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect of certain share-based compensation awards as if they were converted into common shares.  For the three months ended March 31, 2015 and 2014, there were no antidilutive share awards excluded from the computation.

The following table sets forth the components of basic and diluted EPS:

	For the Three Months Ended
(Millions of Dollars, except share information)	March 31, 2015	March 31, 2014
Net Income Attributable to Controlling Interest	$253.3	$236.0

Weighted Average Common Shares Outstanding:
Basic	317,090,841	315,534,512
Dilutive Effect	1,400,347	1,357,607
Diluted	318,491,188	316,892,119
Basic EPS	$0.80	$0.75
Diluted EPS	$0.80	$0.74

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

14.

SEGMENT INFORMATION

Presentation:  Eversource is organized between the Electric Distribution, Electric Transmission and Natural Gas Distribution reportable segments and Other based on a combination of factors, including the characteristics of each segments' products and services, the sources of operating revenues and expenses and the regulatory environment in which each segment operates.  These reportable segments represented substantially all of Eversource's total consolidated revenues for the three months ended March 31, 2015 and 2014.  Revenues from the sale of electricity and natural gas primarily are derived from residential, commercial and industrial customers and are not dependent on any single customer.  The Electric Distribution reportable segment includes the generation activities of PSNH and WMECO.

The remainder of Eversource's operations is presented as Other in the tables below and primarily consists of 1) the equity in earnings of ES parent from its subsidiaries and intercompany interest income, both of which are eliminated in consolidation, and interest expense related to the debt of ES parent, 2) the revenues and expenses of Eversource Service, most of which are eliminated in consolidation, 3) the operations of CYAPC and YAEC, and 4) the results of other unregulated subsidiaries, which are not part of its core business.

Cash flows used for investments in plant included in the segment information below are cash capital expenditures that do not include amounts incurred but not paid, cost of removal, AFUDC related to equity funds, and the capitalized portions of pension expense.

Eversource's reportable segments are determined based upon the level at which Eversource's chief operating decision maker assesses performance and makes decisions about the allocation of company resources.  Each of Eversource's subsidiaries, including CL&P, NSTAR Electric, PSNH and WMECO, has one reportable segment.  Eversource's operating segments and reporting units are consistent with its reportable business segments.

Eversource's segment information is as follows:

	For the Three Months Ended March 31, 2015
	Electric	Natural Gas
(Millions of Dollars)	Distribution	Distribution	Transmission	Other	Eliminations	Total
Operating Revenues	$1,760.1	$507.4	$249.0	$240.0	$(243.1)	$2,513.4
Depreciation and Amortization	(159.1)	(18.2)	(40.4)	(7.2)	0.5	(224.4)
Other Operating Expenses	(1,342.8)	(388.5)	(74.1)	(229.2)	243.1	(1,791.5)
Operating Income	258.2	100.7	134.5	3.6	0.5	497.5
Interest Expense	(47.6)	(9.0)	(27.6)	(11.8)	1.2	(94.8)
Other Income/(Loss), Net	2.2	(0.2)	2.9	314.9	(314.1)	5.7
Net Income Attributable to Controlling Interest	$130.6	$55.6	$66.6	$312.9	$(312.4)	$253.3
Cash Flows Used for Investments in Plant	$172.5	$30.0	$150.0	$10.1	$-	$362.6

	For the Three Months Ended March 31, 2014
	Electric	Natural Gas
(Millions of Dollars)	Distribution	Distribution	Transmission	Other	Eliminations	Total
Operating Revenues	$1,585.9	$432.8	$252.1	$172.2	$(152.4)	$2,290.6
Depreciation and Amortization	(148.8)	(17.7)	(37.0)	(7.0)	1.8	(208.7)
Other Operating Expenses	(1,210.9)	(321.4)	(66.4)	(165.4)	149.9	(1,614.2)
Operating Income/(Loss)	226.2	93.7	148.7	(0.2)	(0.7)	467.7
Interest Expense	(47.4)	(8.5)	(25.5)	(9.6)	1.0	(90.0)
Other Income, Net	1.4	0.1	1.5	294.8	(296.1)	1.7
Net Income Attributable to Controlling Interest	$112.2	$52.1	$74.9	$291.7	$(294.9)	$236.0
Cash Flows Used for Investments in Plant	$189.4	$28.9	$112.2	$18.2	$-	$348.7

The following table summarizes Eversource's segmented total assets:

	Electric	Natural Gas
(Millions of Dollars)	Distribution	Distribution	Transmission	Other	Eliminations	Total
As of March 31, 2015	$17,930.2	$3,008.5	$7,503.1	$12,874.1	$(11,364.1)	$29,951.8
As of December 31, 2014	17,563.4	3,030.9	7,625.6	12,682.5	(11,124.4)	29,778.0

EVERSOURCE ENERGY AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related combined notes included in this combined Quarterly Report on Form 10-Q and the 2014 Annual Report on Form 10-K.  References in this Form 10-Q to "Eversource," the "Company," "we," "us," and "our" refer to Eversource and its consolidated subsidiaries.  All per share amounts are reported on a diluted basis.  The unaudited condensed consolidated financial statements of Eversource, NSTAR Electric and PSNH and the unaudited condensed financial statements of CL&P and WMECO are herein collectively referred to as the "financial statements."

Refer to the Glossary of Terms included in this combined Quarterly Report on Form 10-Q for abbreviations and acronyms used throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The only common equity securities that are publicly traded are common shares of Eversource.  The earnings and EPS of each business discussed below do not represent a direct legal interest in the assets and liabilities of such business but rather represent a direct interest in our assets and liabilities as a whole.  EPS by business is a financial measure not recognized under GAAP that is calculated by dividing the Net Income Attributable to Controlling Interest of each business by the weighted average diluted Eversource common shares outstanding for the period.  The discussion below also includes non-GAAP financial measures referencing our first quarter 2015 and 2014 earnings and EPS excluding certain integration costs related to our merger with NSTAR.  We use these non-GAAP financial measures to evaluate and to provide details of earnings by business and to more fully compare and explain our first quarter 2015 and 2014 results without including the impact of these items.  Due to the nature and significance of these items on Net Income Attributable to Controlling Interest, we believe that the non-GAAP presentation is more representative of our financial performance and provides additional and useful information to readers of this report in analyzing historical and future performance by business.  These non-GAAP financial measures should not be considered as an alternative to reported Net Income Attributable to Controlling Interest or EPS determined in accordance with GAAP as an indicator of operating performance.

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

All such factors are difficult to predict, contain uncertainties that may materially affect our actual results and are beyond our control.  You should not place undue reliance on the forward-looking statements, each speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time and it is not possible for us to predict all of such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  For more information, see Item 1A, Risk Factors, included in this Quarterly Report on Form 10-Q and in Eversource's 2014 combined Annual Report on Form 10-K. This Quarterly Report on Form 10-Q and Eversource's 2014 combined Annual Report on Form 10-K also describes material contingencies and critical accounting policies in the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations and Combined Notes to Condensed Consolidated Financial Statements (Unaudited).  We encourage you to review these items.

Financial Condition and Business Analysis

Executive Summary

The following items in this executive summary are explained in more detail in this combined Quarterly Report on Form 10-Q:

Results:

The earnings discussion below compares the first quarter of 2015 with the first quarter of 2014:

•

We earned $253.3 million, or $0.80 per share, compared with $236 million, or $0.74 per share.  Excluding integration costs, we earned $257.3 million, or $0.81 per share, compared with $241.8 million, or $0.76 per share.

•

Our electric distribution segment, which includes generation, earned $130.6 million, or $0.41 per share, compared with $112.2 million, or $0.35 per share.  Our transmission segment earned $66.6 million, or $0.21 per share, compared with $74.9 million, or $0.24 per share.  Our natural gas distribution segment earned $55.6 million, or $0.18 per share, compared with $52.1 million, or $0.16 per share.

•

ES parent and other companies had net earnings of $0.5 million, compared with net losses of $3.2 million, or $0.01 per share.  The 2015 and 2014 results reflect $4 million, or $0.01 per share, and $5.8 million, or $0.02 per share, respectively, of integration costs.

Legislative, Regulatory, Policy and Other Items:

•

On January 7, 2015, the DPU issued an order concluding that NSTAR Electric had appropriately accounted for the removal of supply-related bad debt costs from base distribution rates effective January 1, 2006.  The DPU ordered NSTAR Electric and the Massachusetts Attorney General to collaborate on the reconciliation of energy-related bad debt costs through 2014.  During the second quarter of 2015, NSTAR Electric expects to file with the DPU to recover from customers approximately $43 million of supply-related bad debt costs.  In the first quarter of 2015, as a result of the January 7th DPU order, NSTAR Electric increased its regulatory assets by $24.2 million, resulting in an increase in after-tax earnings of $14.5 million.

•

On March 2, 2015, the DPU approved a comprehensive settlement agreement between NSTAR Electric, NSTAR Gas and the Massachusetts Attorney General (the "Settlement") as filed with the DPU on December 31, 2014.  The Settlement resolved the outstanding NSTAR Electric CPSL program filings, the NSTAR Electric and NSTAR Gas PAM and energy efficiency-related customer billing adjustments, and the recovery of LBR related to NSTAR Electric’s energy efficiency programs (11 dockets in total).  As a result, NSTAR Electric and NSTAR Gas will refund a combined $44.7 million to customers, which was recorded as a regulatory liability as of March 31, 2015, and recognized a $13 million after-tax benefit in the first quarter of 2015.

•

On March 3, 2015, FERC issued an order denying all issues raised on rehearing by the NETOs and Complainants in the first base ROE complaint.  The FERC order upheld our base ROE of 10.57 percent and upheld that the utilities total ROE is capped at the top of the zone of reasonableness, which is currently set at 11.74 percent.  As a result of clarifying information related to how the ROE cap is applied, which is contained in the order, we recognized an after-tax charge to earnings of $12.4 million.

•

On March 11, 2015, PSNH and key New Hampshire officials entered into an agreement in principle in a settlement Term Sheet (Term Sheet) designed to provide a resolution of issues pertaining to PSNH’s generation assets in pending regulatory proceedings.  PSNH has agreed to pursue the divestiture of its generation assets upon NHPUC approval of a final Settlement Agreement reflecting the provisions of the Term Sheet (Settlement Agreement).  As part of the planned Settlement Agreement, PSNH has agreed to forego recovery of $25 million of the deferred equity return related to the Clean Air Project.  Upon completion of the divestiture process, all costs not recovered from sales proceeds (stranded costs), will be recovered via bonds that will be secured by a non-bypassable charge to PSNH's customers.  Consummation of the Term Sheet provisions is conditioned upon the enactment of New Hampshire legislation, completion of the Settlement Agreement, and NHPUC approval of the Settlement Agreement.  We expect legislation to be finalized in the third quarter of 2015 and a NHPUC decision to be issued in late 2015.

Liquidity:

•

Cash flows provided by operating activities totaled $481.8 million in the first quarter of 2015, compared with $493.8 million in the first quarter of 2014.  Investments in property, plant and equipment totaled $362.6 million in the first quarter of 2015, compared with $348.7 million in the first quarter of 2014.  Cash and cash equivalents totaled $71 million as of March 31, 2015, compared with $38.7 million as of December 31, 2014.

•

On January 15, 2015, ES parent issued $150 million of 1.60 percent Series G Senior Notes, due to mature in 2018 and $300 million of 3.15 percent Series H Senior Notes, due to mature in 2025.  Proceeds were used to repay short-term borrowings outstanding under the ES parent commercial paper program.

•

On April 29, 2015, our Board of Trustees approved a common share dividend payment of $0.4175 per share, payable on June 30, 2015 to shareholders of record as of May 29, 2015.

Overview

Consolidated:  A summary of our earnings by business, which also reconciles the non-GAAP financial measures of consolidated non-GAAP earnings and EPS, as well as EPS by business, to the most directly comparable GAAP measures of consolidated Net Income Attributable to Controlling Interest and diluted EPS, for the first quarters of 2015 and 2014 is as follows:

	For the Three Months Ended March 31,
	2015		2014
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share
Net Income Attributable to Controlling Interest (GAAP)	$253.3	$0.80	$236.0	$0.74
Regulated Companies	$252.8	$0.80	$239.2	$0.75
ES Parent and Other Companies	4.5	0.01	2.6	0.01
Non-GAAP Earnings	257.3	0.81	241.8	0.76
Integration Costs (after-tax)	(4.0)	(0.01)	(5.8)	(0.02)
Net Income Attributable to Controlling Interest (GAAP)	$253.3	$0.80	$236.0	$0.74

Excluding the impact of integration costs, our first quarter 2015 earnings increased by $15.5 million, as compared to the first quarter of 2014.  The increase was due primarily to the $27.5 million favorable earnings impact related to the resolution of NSTAR Electric’s basic service bad debt adder, the CPSL program filings, and the recovery of LBR related to energy efficiency programs, and the impact of the December 1, 2014 CL&P base distribution rate increase.  Partially offsetting these favorable earnings impacts were the $12.4 million after-tax reserve related to the March 2015 FERC ROE order, an increase in operations and maintenance costs primarily attributable to an increase in labor and employee benefits expense, as a result of the impact from winter weather and storms, as compared to the first quarter of 2014, higher depreciation expense and higher property taxes.

The first quarter 2015 and 2014 integration costs included costs incurred for employee severance in connection with ongoing integration.  In addition, the first quarter 2015 integration costs also included costs associated with our branding efforts.

Regulated Companies:  Our Regulated companies consist of the electric distribution, transmission, and natural gas distribution segments.  Generation activities of PSNH and WMECO are included in our electric distribution segment.  A summary of our segment earnings and EPS for the first quarters of 2015 and 2014 is as follows:

	For the Three Months Ended March 31,
	2015		2014
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share
Electric Distribution	$130.6	$0.41	$112.2	$0.35
Transmission	66.6	0.21	74.9	0.24
Natural Gas Distribution	55.6	0.18	52.1	0.16
Net Income - Regulated Companies	$252.8	$0.80	$239.2	$0.75

Our electric distribution segment earnings increased $18.4 million in the first quarter of 2015, as compared to the first quarter of 2014, due primarily to the $27.5 million favorable earnings impact related to the resolution of NSTAR Electric’s basic service bad debt adder, the CPSL program filings, and the recovery of LBR related to energy efficiency programs, and the impact of the December 1, 2014 CL&P base distribution rate increase.  Partially offsetting these favorable earnings impacts were an increase in operations and maintenance costs primarily attributable to an increase in labor and employee benefits expense, as a result of the impact from winter weather and storms, as compared to the first quarter of 2014, higher depreciation expense and higher property taxes.

Our transmission segment earnings decreased $8.3 million in the first quarter of 2015, as compared to the first quarter of 2014, due primarily to the $12.4 million after-tax reserve related to the March 2015 FERC ROE order and the negative earnings impact resulting from the lower allowed ROE in the first quarter of 2015, as compared to the first quarter of 2014, partially offset by a higher transmission rate base as a result of an increased investment in our transmission infrastructure.

Our natural gas distribution segment earnings increased $3.5 million in the first quarter of 2015, as compared to the first quarter of 2014, due primarily to higher firm natural gas sales volumes and peak demand revenues resulting from colder weather in the first quarter of 2015, as compared to the first quarter of 2014, and additional natural gas heating customers, partially offset by higher property taxes, higher depreciation expense and bad debt expense.

A summary of our retail electric GWh sales volumes and percentage changes, as well as percentage changes in CL&P, NSTAR Electric, PSNH and WMECO retail electric GWh sales volumes, is as follows:

	For the Three Months Ended March 31, 2015 Compared to 2014
	ES			CL&P	NSTAR Electric	PSNH	WMECO
			Percentage	Percentage	Percentage	Percentage
	Sales Volumes (GWh)		Increase/	Increase/	Increase/	Increase/	Percentage
Electric	2015	2014	(Decrease)	(Decrease)	(Decrease)	(Decrease)	Decrease
Residential	6,217	6,139	1.3%	1.2%	1.6%	1.6%	(0.6)%
Commercial	6,930	6,866	0.9%	0.5%	1.9%	(1.0)%	(0.1)%
Industrial	1,301	1,343	(3.1)%	(0.9)%	(4.5)%	(4.9)%	(4.7)%
Total	14,448	14,348	0.7%	0.8%	1.4%	(0.5)%	(1.1)%

A summary of our firm natural gas sales volumes in million cubic feet and percentage changes is as follows:

	For the Three Months Ended March 31, 2015 Compared to 2014
	ES
	Sales Volumes (million cubic feet)		Percentage
Firm Natural Gas	2015	2014	Increase
Residential	21,455	19,812	8.3%
Commercial	21,450	19,627	9.3%
Industrial	7,667	7,478	2.5%
Total	50,572	46,917	7.8%
Total, Net of Special Contracts (1)	49,381	45,550	8.4%

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

Our first quarter of 2015 total consolidated retail electric sales volumes were higher, as compared to the first quarter of 2014, due primarily to colder weather.  First quarter 2015 heating degree days were 5 percent higher in Connecticut and western Massachusetts, 10 percent higher in the Boston metropolitan area, and 4 percent higher in New Hampshire, as compared to the first quarter of 2014.  Weather-normalized Eversource consolidated retail electric sales volumes remained relatively unchanged in the first quarter of 2015, as compared to the first quarter of 2014.

For CL&P (effective December 1, 2014) and WMECO, fluctuations in retail electric sales volumes do not impact earnings due to the regulatory commission approved revenue decoupling mechanisms.  Distribution revenues are decoupled from their customer sales volumes.  CL&P and WMECO reconcile their annual base distribution rate recovery to pre-established levels of baseline distribution delivery service revenues.  Any difference between the allowed level of distribution revenue and the actual amount incurred during a 12-month period is adjusted through rates in the following period.  The decoupling mechanism effectively breaks the relationship between sales volumes and revenues recognized.  Prior to December 1, 2014, CL&P recognized LBR related to reductions in sales volume as a result of successful energy efficiency programs.  LBR was recovered from retail customers through the FMCC.  Effective December 1, 2014, CL&P no longer recognizes LBR due to its revenue decoupling mechanism.  NSTAR Electric continues to recognize LBR through December 31, 2015 in accordance with the 2012 DPU-approved comprehensive merger settlement agreement with the Massachusetts Attorney General.  For the first quarter of 2015 and 2014, NSTAR Electric recognized LBR of $12.5 million and $8.7 million, respectively.

Our firm natural gas sales are subject to many of the same influences as our retail electric sales.  In addition, they have benefited from customer growth across both operating companies.  Our first quarter 2015 consolidated firm natural gas sales volumes, consisting of the firm natural gas sales volumes of Yankee Gas and NSTAR Gas, were higher, as compared to the first quarter of 2014, due primarily to colder weather in the first quarter of 2015, as compared to the first quarter of 2014.  The first quarter 2015 weather-normalized Eversource consolidated firm natural gas sales volumes increased 3.2 percent, as compared to the same period in 2014, due primarily to residential and commercial customer growth.

ES Parent and Other Companies:  ES parent and other companies, which include our unregulated businesses, had net earnings of $0.5 million in the first quarter of 2015, compared with net losses of $3.2 million in the first quarter of 2014.  Excluding the impact of integration costs, ES parent and other companies earned $4.5 million in the first quarter of 2015, compared with $2.6 million in the first quarter of 2014.  The earnings increase in 2015 was due primarily to the absence of a $2.5 million contribution made in March 2014.

Liquidity

Consolidated:  Cash and cash equivalents totaled $71 million as of March 31, 2015, compared with $38.7 million as of December 31, 2014.

On April 3, 2015, the DPU authorized NSTAR Gas to issue up to $100 million in long-term debt for the period through December 31, 2015.

On January 15, 2015, ES parent issued $150 million of 1.60 percent Series G Senior Notes, due to mature in 2018 and $300 million of 3.15 percent Series H Senior Notes, due to mature in 2025.  The proceeds, net of issuance costs, were used to repay short-term borrowings outstanding under the ES parent commercial paper program.

On April 1, 2015, CL&P repaid at maturity the $100 million 5.00 percent 2005 Series A First and Refunding Mortgage Bonds using short-term borrowings.  On April 1, 2015, CL&P also redeemed the $62 million 1996A Series 1.55 percent PCRBs that were subject to mandatory tender, using short term borrowings.

ES parent, CL&P, PSNH, WMECO, NSTAR Gas and Yankee Gas are parties to a five-year $1.45 billion revolving credit facility that expires September 6, 2019.  The revolving credit facility is used primarily to backstop ES parent's $1.45 billion commercial paper program.  The commercial paper program allows ES parent to issue commercial paper as a form of short-term debt.  As of March 31, 2015 and December 31, 2014, ES parent had $788 million and approximately $1.1 billion, respectively, in short-term borrowings outstanding under the ES parent commercial paper program, leaving $662 million and $348.9 million of available borrowing capacity as of March 31, 2015 and December 31, 2014, respectively.  The weighted-average interest rate on these borrowings as of March 31, 2015 and December 31, 2014 was 0.53 percent and 0.43 percent, respectively, which is generally based on A2/P2 rated commercial paper.  As of March 31, 2015, there were intercompany loans from ES parent of $190.1 million to CL&P, $82 million to PSNH and $70.5 million to WMECO.  As of December 31, 2014, there were intercompany loans from ES parent of $133.4 million to CL&P, $90.5 million to PSNH and $21.4 million to WMECO.

NSTAR Electric has a five-year $450 million revolving credit facility that expires September 6, 2019.  This facility serves to backstop NSTAR Electric's existing $450 million commercial paper program.  As of March 31, 2015 and December 31, 2014, NSTAR Electric had $215.5 million and $302 million, respectively, in short-term borrowings outstanding under its commercial paper program, leaving $234.5 million and $148 million of available borrowing capacity as of March 31, 2015 and December 31, 2014, respectively.  The weighted-average interest rate on these borrowings as of March 31, 2015 and December 31, 2014 was 0.35 percent and 0.27 percent, respectively, which is generally based on A2/P1 rated commercial paper.

Cash flows provided by operating activities totaled $481.8 million in the first quarter of 2015, compared with $493.8 million in the first quarter of 2014.  The decrease in operating cash flows was due primarily to the timing of regulatory recoveries, resulting from both the increase in purchased power and congestion costs at NSTAR Electric, WMECO and CL&P, along with the timing of collections and payments related to our working capital items, including accounts receivable and accounts payable.  Accounts receivable increased due primarily to higher sales volumes in the first quarter of 2015 as a result of colder weather, increases in both CL&P’s and NSTAR Electric’s basic service rates effective January 1, 2015, and the increase in CL&P's base distribution rates effective December 1, 2014.  In addition, there was an increase of approximately $20 million of Pension and PBOP Plan cash contributions in the first quarter of 2015, compared to the same period in 2014.  Partially offsetting these unfavorable cash flow impacts was an income tax refund received in the first quarter of 2015 primarily related to the extension of the accelerated deduction of depreciation in 2014, which resulted in cash receipts of approximately $250 million in 2015, as compared to income tax payments in the first quarter of 2014.

On April 23, 2015, S&P upgraded the corporate credit ratings by one level and outlooks to stable from positive of ES parent, CL&P, NSTAR Electric, PSNH, WMECO, Yankee Gas and NSTAR Gas.  A summary of our corporate credit ratings and outlooks by Moody's, S&P and Fitch is as follows:

	Moody's		S&P		Fitch
	Current	Outlook	Current	Outlook	Current	Outlook
ES Parent	Baa1	Stable	A	Stable	BBB+	Stable
CL&P	Baa1	Stable	A	Stable	BBB+	Stable
NSTAR Electric	A2	Stable	A	Stable	A	Stable
PSNH	Baa1	Stable	A	Stable	BBB+	Stable
WMECO	A3	Stable	A	Stable	BBB+	Stable

In the first quarter of 2015, we had cash dividends on common shares of $132.5 million, compared with $118.5 million in the first quarter of 2014.  On February 3, 2015, our Board of Trustees approved a common share dividend payment of $0.4175 per share, payable on March 31, 2015 to shareholders of record as of March 2, 2015.  The dividend represented an increase of 6.4 percent over the dividend paid in December 2014.  On April 29, 2015, our Board of Trustees approved a common share dividend payment of $0.4175 per share, payable on June 30, 2015 to shareholders of record as of May 29, 2015.

In the first quarter of 2015, CL&P, NSTAR Electric, PSNH, and WMECO paid $49 million, $49.5 million, $26.5 million, and $9.3 million, respectively, in common stock dividends to ES parent.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized portions of pension expense.  In the first quarter of 2015, investments for Eversource, CL&P, NSTAR Electric, PSNH, and WMECO were $362.6 million, $127.6 million, $79.8 million, $71.9 million, and $35.9 million, respectively.

Business Development and Capital Expenditures

Our consolidated capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized portions of pension expense (all of which are non-cash factors), totaled $310.5 million in the first quarter of 2015, compared with $277.9 million in the first quarter of 2014.  These amounts included $8.4 million and $5.9 million in the first quarter of 2015 and 2014, respectively, related to information technology and facilities upgrades and enhancements, primarily at Eversource Service and The Rocky River Realty Company.

Access Northeast:  In September 2014, Eversource and Spectra Energy Corp announced Access Northeast, a natural gas pipeline expansion project.  Access Northeast will enhance the Algonquin and Maritimes pipeline systems using existing routes and is expected to be capable of delivering approximately one billion cubic feet of natural gas per day to New England.  Eversource and Spectra Energy Corp will have equal ownership interest in the project with the option of additional investors in the future.  On February 18, 2015, National Grid was added as a co-developer in the project for a total ownership interest of 20 percent, with Eversource and Spectra Energy Corp each owning 40 percent.  The total project cost, subject to FERC approval, is expected to be approximately $3 billion and has an anticipated in-service date of November 2018.

In December 2014, Eversource and Spectra Energy Corp announced an alliance with Iroquois Gas Transmission for the Access Northeast project.  This alliance will provide New England natural gas distribution companies and generators with additional access to natural gas supplies from multiple, diverse receipt points along the Algonquin pipeline system, including the Iroquois pipeline system.

Transmission Business:  Overall, transmission business capital expenditures increased by $37.9 million in the first quarter of 2015, as compared to the first quarter of 2014.  A summary of transmission capital expenditures by company is as follows:

	For the Three Months Ended March 31,
(Millions of Dollars)	2015	2014
CL&P	$42.4	$36.2
NSTAR Electric	21.4	12.4
PSNH	28.9	16.7
WMECO	23.8	16.3
NPT	9.7	6.7
Total Transmission Segment	$126.2	$88.3

NEEWS:  The Interstate Reliability Project (IRP) includes CL&P's construction of an approximately 40-mile, 345-kV overhead line from Lebanon, Connecticut to the Connecticut-Rhode Island border in Thompson, Connecticut where it will connect to transmission enhancements being constructed by National Grid in Rhode Island and Massachusetts.  Construction has been underway in all three states since March 2014.  Eversource's portion of the cost is estimated to be $218 million, and we expect to complete IRP by the end of 2015.  As of March 31, 2015, IRP was approximately 90 percent complete, and CL&P had placed $34 million in service.

The Greater Hartford Central Connecticut (GHCC) solutions are comprised of many 115-kV upgrades and are expected to cost approximately $350 million and be placed in service from 2016 through 2018.  ISO New England posted the final Solutions Study for GHCC in late February 2015. The Reliability Committee recommended approval of our Proposed Plan Applications to ISO New England at its March 17, 2015 meeting.  The first siting filing for these projects was made to the Connecticut Siting Council on February 27, 2015.  Additional siting filings are expected to be made throughout 2015 and 2016.  We expect to begin work on these projects in mid-2015 and complete GHCC-related work in 2018.

Through March 31, 2015, CL&P and WMECO capitalized $371.4 million and $573.7 million, respectively, in costs associated with NEEWS.  Included in the NEEWS amounts are costs for IRP, of which CL&P capitalized $183.8 million in costs through March 31, 2015, and $15 million in the first quarter of 2015.

Northern Pass:  Northern Pass is Eversource's planned HVDC transmission line from the Québec-New Hampshire border to Franklin, New Hampshire and an associated alternating current radial transmission line between Franklin and Deerfield, New Hampshire.  Northern Pass will interconnect at the Québec-New Hampshire border with a planned HQ HVDC transmission line.  NPT received ISO-NE approval under Section I.3.9 of the ISO tariff in 2013.  The DOE continues to work on the draft Environmental Impact Statement (draft EIS) for Northern Pass.  The issuance of the draft EIS for public comment is anticipated in June 2015.  NPT expects to file the New Hampshire Site Evaluation Committee application in the third quarter after receipt of the draft EIS.  The $1.4 billion project is subject to federal and state public permitting processes and is now expected to be operational in the first half of 2019.

Greater Boston Reliability Solutions:  NSTAR Electric and PSNH expect to implement a series of new transmission projects over the next five years to enhance the region's system reliability.  On February 12, 2015, ISO-NE selected Eversource's and National Grid's proposed Greater Boston and New Hampshire Solution (Solution) as its preferred option because it is significantly less expensive than an alternate proposal and has superior performance criteria.  The Solution consists of important electric transmission upgrades encompassing the Merrimack Valley area of southern New Hampshire and the metropolitan Boston area.  We estimate our investment in the Solution will be $489 million, and we are pursuing the necessary regulatory approvals.

Distribution Business:  A summary of distribution capital expenditures by company is as follows:

	For the Three Months Ended March 31,
(Millions of Dollars)	2015	2014
CL&P:
Basic Business	$27.2	$10.7
Aging Infrastructure	34.2	34.3
Load Growth	11.5	17.3
Total CL&P	72.9	62.3
NSTAR Electric:
Basic Business	22.2	29.6
Aging Infrastructure	13.5	22.9
Load Growth	3.9	6.5
Total NSTAR Electric	39.6	59.0
PSNH:
Basic Business	12.3	5.8
Aging Infrastructure	9.2	12.5
Load Growth	6.7	6.1
Total PSNH	28.2	24.4
WMECO:
Basic Business	3.1	1.5
Aging Infrastructure	4.5	3.3
Load Growth	1.8	1.4
Total WMECO	9.4	6.2
Total - Electric Distribution (excluding Generation)	150.1	151.9
PSNH Generation	2.6	2.5
WMECO Generation	-	4.1
Total - Natural Gas	23.2	25.2
Total Distribution Segment	$175.9	$183.7

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

NSTAR Electric's capital spending program decreased by $19.4 million in the first quarter of 2015, as compared to the first quarter of 2014, as a result of the impact from the winter weather and storms in the greater Boston metropolitan area.

Natural Gas Business Expansion and Enhancement:  In 2013, in accordance with Connecticut law and regulations, PURA approved a comprehensive joint natural gas infrastructure expansion plan (expansion plan) filed by Yankee Gas and other Connecticut natural gas distribution companies.  The expansion plan described how Yankee Gas expects to add approximately 82,000 new natural gas heating customers over a 10-year period.  Yankee Gas estimates that its portion of the plan will cost approximately $700 million over 10 years.  In January 2015, PURA approved a joint settlement agreement proposed by Yankee Gas and other Connecticut natural gas distribution companies and regulatory agencies that clarified the procedures and oversight criteria applicable to the expansion plan.

In October 2014, pursuant to new legislation, NSTAR Gas filed the Gas System Enhancement Program (GSEP) with the DPU.  NSTAR Gas' program accelerates the replacement of certain natural gas distribution facilities in the system within 25 years.  The GSEP includes a new tariff that provides NSTAR Gas an opportunity to collect the costs for the program on an annual basis through a newly designed reconciling factor.  On April 30, 2015, the DPU approved the GSEP.  We have projected capital expenditures of approximately $200 million for the period 2015 through 2018 for the GSEP, which are consistent with our request in the NSTAR Gas rate case application currently before the DPU.

FERC Regulatory Issues

FERC ROE Complaints:  Beginning in 2011, three separate complaints were filed at FERC by combinations of New England state attorneys general, state regulatory commissions, consumer advocates, consumer groups, municipal parties and other parties (the "Complainants").  In these three separate complaints, the Complainants challenged the NETOs' base ROE of 11.14 percent that was utilized since 2006 and sought an order to reduce it prospectively from the date of the final FERC order and for the 15-month complaint refund periods stipulated in the separate complaints.  In 2014, the FERC ordered the base ROE to be set at 10.57 percent for the first complaint refund period and prospectively from October 16, 2014 and that a utility's total or maximum ROE shall not exceed the top of the new zone of reasonableness, which was set at 11.74 percent.  The NETOs and the Complainants sought rehearing from FERC.  In late 2014, the NETOs made a compliance filing, which was challenged by the Complainants, and in accordance with FERC orders, began issuing refunds to customers from the first complaint period.

On March 3, 2015, FERC issued an order denying all issues raised on rehearing by the NETOs and Complainants in the first base ROE complaint.  The FERC order upheld the base ROE of 10.57 percent for the first complaint refund period and prospectively from October 16, 2014, and upheld that the utility's total ROE (the base ROE plus any incentive adders) for the transmission assets to which the adder applies is capped at the top of the zone of reasonableness, which is currently set at 11.74 percent.  As a result of clarifying information related to how the ROE cap is applied, which is contained in the order, Eversource adjusted its reserve in the first quarter of 2015 and recognized an after-tax charge to earnings (excluding interest)

of $12.4 million, of which $7.9 million was recorded at CL&P, $1.4 million at NSTAR Electric, $0.6 million at PSNH, and $2.5 million at WMECO.  The charge was recorded as a regulatory liability.

FERC Order No. 1000:  On March 19, 2015, FERC acted on all rehearing requests filed by the NETOs, including CL&P, NSTAR Electric, PSNH and WMECO, and other parties and accepted the November 2013 compliance filing made by ISO-NE and the NETOs, subject to further compliance.  FERC accepted our proposal that the new competitive transmission planning process will not apply to certain projects, which have been declared as the preferred solution by ISO-NE, unless ISO-NE later decides the solution must be re-evaluated.  FERC determined on rehearing that we can restore provisions that recognize the NETOs’ rights to retain use and control of their existing rights of ways (ROWs).

FERC affirmed that it can eliminate our right of first refusal to build transmission in New England even though FERC previously approved and granted special protections to these rights.  We are currently evaluating this and other parts of the FERC decision with the NETOs and ISO-NE.  Implementation of FERC's goals in New England, including within our service territories, may expose us to competition for construction of transmission projects, additional regulatory considerations, and potential delay with respect to future transmission projects.  While the FERC Orders may bring new challenges, we believe there are also opportunities for us to compete for transmission reliability projects outside of our service territories.

Regulatory Developments and Rate Matters

The Regulated companies' distribution rates are set by their respective state regulatory commissions, and their tariffs include mechanisms for periodically adjusting their rates for the recovery of specific incurred costs.  Other than as described below, for the first quarter of 2015, changes made to the Regulated companies' rates did not have a material impact on their earnings, financial position, or cash flows.  For further information, see "Financial Condition and Business Analysis – Regulatory Developments and Rate Matters" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Eversource 2014 Annual Report on Form 10-K.

Connecticut:

Yankee Gas - Settlement Agreement:  On April 29, 2015, the PURA approved a settlement agreement entered into among Yankee Gas, the Connecticut Office of Consumer Counsel, and the PURA Staff, which eliminates the requirement to file a rate case in 2015.  Under the terms of the settlement agreement, Yankee Gas will provide a $1.5 million rate credit to firm customers beginning in December 2015, will establish an earnings sharing mechanism whereby Yankee Gas and its customers will share equally any earnings exceeding a 9.5 percent ROE in a twelve month period commencing with the period from April 1, 2015 through March 31, 2016, and Yankee Gas shall forgo its right to file a rate case for an increase in its base distribution rates prior to January 1, 2017.  This does not impact the rates charged under the CES program.  In addition, the settlement agreement resolves two pending regulatory proceedings before PURA pertaining to a review of Yankee Gas’ overearnings.  In the first quarter of 2015, Yankee Gas recorded the $1.5 million expected refund to customers as a reduction to operating revenues.

Massachusetts:

2014 Comprehensive Settlement Agreement:  On March 2, 2015, the DPU approved the comprehensive settlement agreement between NSTAR Electric, NSTAR Gas and the Massachusetts Attorney General (the "Settlement") as filed with the DPU on December 31, 2014.  The Settlement resolved the outstanding NSTAR Electric CPSL program filings for 2006 through 2011, the NSTAR Electric and NSTAR Gas PAM and energy efficiency-related customer billing adjustments reported in 2012, and the recovery of LBR related to NSTAR Electric's energy efficiency programs for 2008 through 2011 (11 dockets in total).  As a result, NSTAR Electric and NSTAR Gas will refund a combined $44.7 million to customers.  The refund was recorded as a regulatory liability as of March 31, 2015 and NSTAR Electric recognized a $13 million after-tax benefit in the first quarter of 2015.

Basic Service Bad Debt Adder:  In accordance with a generic 2005 DPU order, electric utilities in Massachusetts recover the energy-related portion of bad debt costs in their Basic Service rates.  In February 2007, NSTAR Electric filed its 2005 through 2006 Basic Service reconciliation with the DPU proposing an adjustment related to the increase of its Basic Service bad debt charge-offs.  In June 2007, the DPU approved NSTAR Electric's proposed adjustment to the Basic Service Adder but instructed NSTAR Electric to reduce distribution rates by an equal and offsetting amount.  This adjustment to NSTAR Electric's distribution rates would have eliminated the fully reconciling nature of the Basic Service bad debt adder.

In 2010, NSTAR Electric filed an appeal of the DPU's order with the SJC.  NSTAR Electric took the position that it had fully removed the collection of energy-related bad debt costs from its base distribution rates effective January 1, 2006; therefore, no further adjustment to distribution rates was warranted.  In 2012, the SJC vacated the DPU order and remanded the matter to the DPU for further review.

On January 7, 2015, the DPU issued an order concluding that NSTAR Electric had appropriately accounted for the removal of supply-related bad debt costs from base distribution rates effective January 1, 2006.  The DPU ordered NSTAR Electric and the Massachusetts Attorney General to collaborate on the reconciliation of energy-related bad debt costs through 2014.  During the second quarter of 2015, NSTAR Electric expects to file with the DPU to recover from customers approximately $43 million of supply-related bad debt costs.  In the first quarter of 2015, as a result of the DPU order, NSTAR Electric increased its regulatory assets by $24.2 million, resulting in an increase in after-tax earnings of $14.5 million.

New Hampshire:

PSNH Generation Agreement:  On March 11, 2015, PSNH entered into an agreement in principle in a settlement Term Sheet with the New Hampshire Office of Energy and Planning, certain members of the Staff of the NHPUC, the Office of the Consumer Advocate, and two State Senators.  The Term Sheet is designed to provide a resolution of issues pertaining to PSNH's generation assets in pending regulatory proceedings before the NHPUC.  Under the terms of the Term Sheet, the Clean Air Project prudence proceeding will be resolved and all remaining Clean Air Project costs will be included in rates effective January 1, 2016.  PSNH has agreed to pursue the divestiture of its generation assets upon NHPUC approval of a final Settlement Agreement reflecting the provisions of the Term Sheet.  As part of the planned Settlement Agreement, PSNH has agreed to forego recovery of $25 million of the deferred equity return related to the Clean Air Project.  Upon completion of the divestiture process, all remaining stranded costs, including any remaining deferred equity return in excess of the $25 million that PSNH has agreed to forego, will be recovered via bonds that will be secured by a non-bypassable charge to PSNH's customers.  In addition, PSNH will not seek a general distribution rate increase that would become effective before July 1, 2017 and will contribute $5 million to create a clean energy fund, which will not be recoverable from its customers.

Consummation of the Term Sheet provisions is conditioned upon the enactment of authorizing securitization legislation in New Hampshire, completion of the Settlement Agreement, and NHPUC approval of the Settlement Agreement.  On March 26, 2015, the New Hampshire Senate passed the legislation, which is currently pending in the New Hampshire House.  We expect legislation to be finalized in the third quarter of 2015 and a NHPUC decision to be issued in late 2015.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and, at times, difficult, subjective or complex judgments.  Changes in these estimates, assumptions and judgments, in and of themselves, could materially impact our financial position, results of operations or cash flows.  Our management communicates to and discusses with the Audit Committee of our Board of Trustees significant matters relating to critical accounting policies.  Our critical accounting policies that we believed were the most critical in nature were reported in the Eversource 2014 Form 10-K.  There have been no material changes with regard to these critical accounting policies.

Other Matters

Accounting Standards:  For information regarding new accounting standards, see Note 1B, "Summary of Significant Accounting Policies –Accounting Standards," to the financial statements.

Contractual Obligations and Commercial Commitments:  There have been no material contractual obligations identified and no material changes with regard to the contractual obligations and commercial commitments previously disclosed in the Eversource 2014 Form 10-K.

Web Site:  Additional financial information is available through our website at www.eversource.com.  We make available through our website a link to the SEC's EDGAR website (http://www.sec.gov/edgar/searchedgar/companysearch.html), at which site Eversource's, CL&P's, NSTAR Electric's, PSNH's and WMECO's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports may be reviewed.  Information contained on the Company's website or that can be accessed through the website is not incorporated into and does not constitute a part of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS – EVERSOURCE ENERGY AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for Eversource for the three months ended March 31, 2015 and 2014 included in this Quarterly Report on Form 10-Q:

	Operating Revenues and Expenses
	For the Three Months Ended March 31,
			Increase/
(Millions of Dollars)	2015	2014	(Decrease)	Percent
Operating Revenues	$2,513.4	$2,290.6	$222.8	9.7%
Operating Expenses:
Purchased Power, Fuel and Transmission	1,162.1	978.2	183.9	18.8
Operations and Maintenance	333.4	351.7	(18.3)	(5.2)
Depreciation	163.8	150.8	13.0	8.6
Amortization of Regulatory Assets, Net	60.6	57.9	2.7	4.7
Energy Efficiency Programs	146.6	138.8	7.8	5.6
Taxes Other Than Income Taxes	149.4	145.5	3.9	2.7
Total Operating Expenses	2,015.9	1,822.9	193.0	10.6
Operating Income	497.5	467.7	29.8	6.4
Interest Expense	94.8	90.0	4.8	5.3
Other Income, Net	5.7	1.7	4.0	(a)
Income Before Income Tax Expense	408.4	379.4	29.0	7.6
Income Tax Expense	153.2	141.5	11.7	8.3
Net Income	255.2	237.9	17.3	7.3
Net Income Attributable to Noncontrolling Interests	1.9	1.9	-	-
Net Income Attributable to Controlling Interest	$253.3	$236.0	$17.3	7.3%

(a) Percent greater than 100 percent not shown as it is not meaningful.

Operating Revenues
	For the Three Months Ended March 31,
			Increase/
(Millions of Dollars)	2015	2014	(Decrease)	Percent
Electric Distribution	$1,760.1	$1,585.9	$174.2	11.0%
Natural Gas Distribution	507.4	432.8	74.6	17.2
Total Distribution	2,267.5	2,018.7	248.8	12.3
Transmission	249.0	252.1	(3.1)	(1.2)
Total Regulated Companies	2,516.5	2,270.8	245.7	10.8
Other and Eliminations	(3.1)	19.8	(22.9)	(a)
Total Operating Revenues	$2,513.4	$2,290.6	$222.8	9.7%

(a) Percent greater than 100 percent not shown as it is not meaningful.

A summary of our retail electric sales volumes and firm natural gas sales volumes were as follows:

	For the Three Months Ended March 31,
	2015	2014	Increase	Percent
Retail Electric Sales Volumes in GWh	14,448	14,348	100	0.7%
Firm Natural Gas Sales Volumes in Million Cubic Feet	50,572	46,917	3,655	7.8

Operating Revenues increased by $222.8 million in the first quarter of 2015, as compared to the same period in 2014.

Electric distribution segment revenues increased by $174.2 million as a result of the impact of both weather and increased rates on our base distribution revenues ($35 million), the 2014 Comprehensive Settlement Agreement at NSTAR Electric ($11 million), and the aggregate impact on revenues of corresponding costs that are recovered through our cost tracking mechanisms, which were the result of increases in energy supply costs ($211 million), offset by decreased costs associated with federally mandated congestion charges and transition costs ($46.6 million).

Energy supply costs were impacted by the overall New England wholesale energy supply market in which natural gas delivery costs are adversely impacting the cost of electric energy purchased for our retail electric customers.  Energy supply costs are recovered from customers in rates through cost tracking mechanisms and therefore have no impact on earnings.  Electric distribution segment revenues were favorably impacted by an increase in base distribution revenues, which reflected a 0.7 percent increase in retail electric sales volumes driven primarily by the colder winter weather experienced throughout our service territories in the first quarter of 2015, and the impact of CL&P's base distribution rate case effective December 1, 2014.  Additionally, in connection with the 2014 Comprehensive Settlement Agreement, NSTAR Electric recognized an $11 million benefit to distribution revenues in the first quarter of 2015.  These increases were partially offset by decreases in rates related to the recovery of costs associated with federally mandated congestion charges and transition cost recovery revenues, which are also recovered through cost tracking mechanisms.

Effective December 1, 2014, CL&P’s distribution revenues were decoupled from its sales volumes and CL&P no longer recognized LBR.  This is similar to WMECO's revenue decoupling mechanism in that it provides CL&P a base amount of distribution revenues ($1.041 billion on an annual basis) and effectively breaks the relationship between revenues and customer electricity usage.  Revenue decoupling mechanisms ensure the recovery of our approved base distribution revenue requirements.  Therefore, changes in sales volumes have no impact on the level of base distribution revenue realized.  In the first quarter of 2014, which was colder than normal, CL&P’s rates were not decoupled.

The natural gas distribution segment revenues increased by $74.6 million due primarily to an increase in rates related to the recovery of costs associated with the procurement of natural gas supply ($56.1 million).  Natural gas supply costs were impacted by the overall New England wholesale energy supply market in which natural gas delivery costs are adversely impacting the cost of natural gas purchased on behalf of our retail natural gas customers.  Natural gas supply costs are recovered from customers in rates through cost tracking mechanisms and therefore have no impact on earnings.  In addition, revenues increased due to the firm natural gas base distribution revenues increase ($12.4 million) due primarily to a 7.8 percent increase in firm natural gas sales volumes, which was driven primarily by the colder winter.  The weather conditions experienced were significantly colder than both normal and the same period last year throughout our natural gas service territories in Connecticut and Massachusetts.  Weather-normalized firm natural gas sales volumes (based on 30-year average temperatures) increased 3.2 percent in 2015, as compared to 2014, due primarily to residential and commercial customer growth.

The transmission segment revenues decreased by $3.1 million due primarily to the impact of the $20 million reserve related to the March 2015 FERC ROE order, partially offset by the recovery of higher revenue requirements associated with ongoing investments in our transmission infrastructure.

Purchased Power, Fuel and Transmission expense includes costs associated with purchasing electricity and natural gas on behalf of our customers.  These energy supply costs are recovered from customers in rates through cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power, Fuel and Transmission increased in the first quarter of 2015, as compared to the same period in 2014, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Electric Distribution	$138.6
Natural Gas Distribution	62.3
Transmission	0.9
Other and Eliminations	(17.9)
Total Purchased Power, Fuel and Transmission	$183.9

The increase in purchased power at the electric and natural gas distribution businesses were driven by the higher costs associated with the procurement of energy supply.  Our energy supply costs were impacted by higher natural gas delivery costs which, in addition to its impact on the cost of natural gas purchased on behalf of our retail natural gas customers, had an adverse impact on the cost of electric energy purchased for our retail electric customers.

Operations and Maintenance expense includes tracked costs and costs that are recovered through base electric and natural gas distribution rates; therefore variances impact earnings (non-tracked costs).  Operations and Maintenance decreased in the first quarter of 2015, as compared to the same period in 2014, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Base Electric Distribution:
Resolution of basic service bad debt adder mechanism at NSTAR Electric	$(24.2)
Increase in employee-related costs, including labor and benefits, as a result of the impact from winter weather and storms, as compared to the first quarter of 2014	10.5
Implementation of a new outage restoration program at CL&P	3.9
All other operations and maintenance	2.6
Total Base Electric Distribution	(7.2)
Total Base Natural Gas Distribution	3.6
Total Tracked costs (Transmission and Electric and Natural Gas Distribution)	(2.7)
Total Distribution and Transmission	(6.3)
Other and eliminations:
Integration costs	(2.5)
All other (including eliminations)	(9.5)
Total Operations and Maintenance	$(18.3)

Depreciation increased in the first quarter of 2015, as compared to the same period in 2014, due primarily to higher utility plant balances resulting from completed construction projects placed into service and an increase in depreciation rates at CL&P as a result of the distribution rate case effective December 1, 2014.

Amortization of Regulatory Assets, Net, which are tracked costs, include certain regulatory-approved tracking mechanisms.  Fluctuations in these costs are recovered from customers in rates and have no impact on earnings.  Amortization of Regulatory Assets, Net, increased in the first quarter of 2015, as compared to the same period in 2014, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
NSTAR Electric (primarily 2014 Comprehensive Settlement Agreement and deferred transition costs)	$(21.3)
CL&P (primarily storm cost recovery and energy supply and energy-related costs)	18.4
PSNH (primarily default energy service charge)	2.5
WMECO	3.5
Other	(0.4)
Total Amortization of Regulatory Assets, Net	$2.7

In connection with the 2014 Comprehensive Settlement Agreement, NSTAR Electric recognized an $11.7 million benefit in the first quarter of 2015, which was recorded as a reduction to amortization expense.  The CL&P amount reflects an increase in storm cost recovery, which was approved and included in distribution rates effective December 1, 2014.

Energy Efficiency Programs, which are tracked costs, increased in the first quarter of 2015, as compared to the same period in 2014, due primarily to an increase in energy efficiency costs in accordance with the three-year program guidelines established by the DPU at NSTAR Electric.

Taxes Other Than Income Taxes increased in the first quarter of 2015, as compared to the same period in 2014, due primarily to an increase in property taxes as a result of both an increase in utility plant balances and property tax rates.

Interest Expense increased in the first quarter of 2015, as compared to the same period in 2014, due primarily to higher other interest expense ($4.5 million) due primarily to interest on regulatory deferral mechanisms.

Other Income, Net increased in the first quarter of 2015, as compared to the same period in 2014, due primarily to higher AFUDC related to equity funds ($1.9 million) and net gains on marketable securities ($1.6 million).

Income Tax Expense increased in the first quarter of 2015, as compared to the same period in 2014, due primarily to higher pre-tax earnings ($10.1 million) and higher state taxes ($1.4 million).

RESULTS OF OPERATIONS – THE CONNECTICUT LIGHT AND POWER COMPANY

The following  provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P for the three months ended March 31, 2015 and 2014 included in this Quarterly Report on Form 10-Q:

	For the Three Months Ended March 31,
			Increase/
(Millions of Dollars)	2015	2014	(Decrease)	Percent
Operating Revenues	$804.9	$734.6	$70.3	9.6%
Operating Expenses:
Purchased Power and Transmission	333.6	281.4	52.2	18.6
Operations and Maintenance	117.4	109.5	7.9	7.2
Depreciation	52.9	46.1	6.8	14.8
Amortization of Regulatory Assets, Net	48.3	29.9	18.4	61.5
Energy Efficiency Programs	42.8	42.7	0.1	0.2
Taxes Other Than Income Taxes	68.1	67.0	1.1	1.6
Total Operating Expenses	663.1	576.6	86.5	15.0
Operating Income	141.8	158.0	(16.2)	(10.3)
Interest Expense	36.6	34.2	2.4	7.0
Other Income, Net	2.2	1.0	1.2	(a)
Income Before Income Tax Expense	107.4	124.8	(17.4)	(13.9)
Income Tax Expense	38.2	45.5	(7.3)	(16.0)
Net Income	$69.2	$79.3	$(10.1)	(12.7)%

(a) Percent greater than 100 percent not shown as it is not meaningful.

Operating Revenues
CL&P's retail sales volumes were as follows:

	For the Three Months Ended March 31,
	2015	2014	Increase	Percent
Retail Sales Volumes in GWh	5,994	5,949	45	0.8%

CL&P's Operating Revenues increased by $70.3 million in the first quarter of 2015, as compared to the same period in 2014.

Distribution revenues increased by $78.8 million as a result of increases in energy supply costs ($101.6 million) and the impact of increased rates on base distribution revenues ($29.2 million), which was primarily attributable to the impact of CL&P's base distribution rate case effective December 1, 2014.  The increase in distribution revenues was partially offset by decreased costs associated with federally mandated congestion charges ($30.3 million), and a decrease in retail transmission revenues and competitive transition assessment charges.  Energy supply costs were impacted by the overall New England wholesale energy supply market in which natural gas delivery costs are adversely impacting the cost of electric energy purchased for our retail customers.  Energy supply costs, federally mandated congestion charges, retail transmission revenues and competitive transition assessment charges are recovered from customers in rates through cost tracking mechanisms and therefore have no impact on earnings.

Effective December 1, 2014, CL&P’s distribution revenues were decoupled from its sales volumes and CL&P no longer recognized LBR.  The revenue decoupling mechanism provides a base amount of distribution revenues ($1.041 billion on an annual basis) and effectively breaks the relationship between revenues and customer electricity usage.  Revenue decoupling mechanisms ensure the recovery of our approved base distribution revenue requirements.  Therefore, changes in sales volumes have no impact on the level of base distribution revenue realized.  In the first quarter of 2014, which was colder than normal, CL&P’s rates were not decoupled.

Transmission revenues decreased by $8.5 million due primarily to the impact of the $12.5 million reserve related to the March 2015 FERC ROE order, partially offset by the recovery of higher revenue requirements associated with ongoing investments in our transmission infrastructure.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of CL&P's customers.  These energy supply costs are recovered from customers in PURA-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power and Transmission increased in the first quarter of 2015, as compared to the same period in 2014, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Purchased Power Costs	$71.3
Transmission Costs	(18.2)
Other	(0.9)
Total Purchased Power and Transmission	$52.2

Included in purchased power are the costs associated with CL&P's generation services charge (GSC) and deferred energy costs.  The GSC recovers energy-related costs incurred as a result of providing electric generation service supply to all customers that have not migrated to competitive energy suppliers.  The increase in purchased power was due primarily to higher costs associated with the procurement of energy supply and  increased  load as a result of customers returning to standard offer from third party suppliers.  The decrease in transmission costs was the result of a decrease in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance increased in the first quarter of 2015, as compared to the same period in 2014, driven by a $6.7 million increase in non-tracked costs, which was primarily attributable to an increase in costs for the implementation of a new outage restoration program that began in the second quarter of 2014, higher storm restoration costs and higher vegetation management costs, partially offset by lower employee-related costs, including benefit costs.  Additionally, there was a $1.2 million increase in tracked costs, which have no earnings impact, that was primarily attributable to increased transmission expenses.

Depreciation increased in the first quarter of 2015, as compared to the same period in 2014, due primarily to an increase in depreciation rates as a result of the distribution rate case decision that was effective December 1, 2014 and higher utility plant balances resulting from completed construction projects placed into service.

Amortization of Regulatory Assets, Net¸ increased in the first quarter of 2015, as compared to the same period in 2014, due primarily to an increase in storm cost recovery, which was approved and included in distribution rates effective December 1, 2014, as well as energy supply and energy-related costs that can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs.  Fluctuations in energy supply and energy-related costs, which are the primary drivers in amortization, are recovered from customers in rates and have no impact on earnings.

Taxes Other Than Income Taxes increased in the first quarter of 2015, as compared to the same period in 2014, due primarily to an increase in property taxes as a result of both an increase in utility plant balances and property tax rates.

Interest Expense increased in the first quarter of 2015, as compared to the same period in 2014, due primarily to an increase in other interest expense due to interest on regulatory deferral mechanisms ($1.8 million), and an increase in interest on long-term debt ($0.6 million) as a result of a new debt issuance in April 2014.

Other Income, Net increased in the first quarter of 2015, as compared to the same period in 2014,  due primarily to higher AFUDC related to equity funds ($0.8 million).

Income Tax Expense decreased in the first quarter of 2015, as compared to the same period in 2014, due primarily to lower pre-tax earnings ($6.1 million) and lower state taxes ($1.1 million).

EARNINGS SUMMARY

CL&P's earnings decreased $10.1 million in the first quarter of 2015, as compared to the same period in 2014, due primarily to a $7.9 million after-tax reserve related to the March 2015 FERC ROE order, an increase in operations and maintenance costs, which was primarily attributable to an increase in costs for the implementation of a new outage restoration program that began in the second quarter of 2014, higher storm restoration costs and higher vegetation management costs, and higher depreciation and property tax expense.  Partially offsetting these unfavorable earnings impacts were higher distribution revenues due primarily to the impact of the December 1, 2014 base distribution rate increase.

LIQUIDITY

CL&P had cash flows provided by operating activities of $133.9 million in the first quarter of 2015, compared with $95.5 million in the first quarter of 2014.  The improved operating cash flows were due primarily to income tax refunds of $122.4 million in the first quarter of 2015, compared with income tax refunds of $11.7 million in the first quarter of 2014.  Partially offsetting this favorable impact was the timing of regulatory recoveries, resulting from the increase in federally mandated congestion charges, along with timing of collections and payments related to our working capital items, including accounts receivable and accounts payable.  Accounts receivable increased due primarily to the basic service rate increase effective January 1, 2015 and the increase in distribution rates effective December 1, 2014.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized portions of pension expense.  In the first quarter of 2015, investments for CL&P were $127.6 million.

On April 1, 2015, CL&P repaid at maturity the $100 million 5.00 percent Series A First and Refunding Mortgage Bonds using short-term borrowings.  On April 1, 2015, CL&P also redeemed the $62 million 1996A Series 1.55 percent PCRBs that were subject to mandatory tender, using short term borrowings.

ES parent, and certain of its subsidiaries, including CL&P, are parties to a five-year $1.45 billion revolving credit facility that expires September 6, 2019.  The revolving credit facility is used primarily to backstop ES parent's $1.45 billion commercial paper program.  The commercial paper program allows ES parent to issue commercial paper as a form of short-term debt with intercompany loans to certain subsidiaries, including CL&P.  As of March 31, 2015, there were intercompany loans from ES parent of $190.1 million to CL&P.  As of December 31, 2014, there were intercompany loans from ES parent of $133.4 million to CL&P.

Financing activities in the first quarter of 2015 included $49 million in common stock dividends paid to ES parent.

RESULTS OF OPERATIONS – NSTAR ELECTRIC COMPANY AND SUBSIDIARY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for NSTAR Electric for the three months ended March 31, 2015 and 2014 included in this Quarterly Report on Form 10-Q:

	For the Three Months Ended March 31,
			Increase/
(Millions of Dollars)	2015	2014	(Decrease)	Percent
Operating Revenues	$766.8	$666.2	$100.6	15.1%
Operating Expenses:
Purchased Power and Transmission	401.9	319.1	82.8	25.9
Operations and Maintenance	75.8	85.9	(10.1)	(11.8)
Depreciation	48.8	46.6	2.2	4.7
Amortization of Regulatory Assets/(Liabilities), Net	(5.6)	15.7	(21.3)	(a)
Energy Efficiency Programs	55.4	48.3	7.1	14.7
Taxes Other Than Income Taxes	31.0	32.2	(1.2)	(3.7)
Total Operating Expenses	607.3	547.8	59.5	10.9
Operating Income	159.5	118.4	41.1	34.7
Interest Expense	20.4	21.1	(0.7)	(3.3)
Other Income, Net	0.6	-	0.6	(a)
Income Before Income Tax Expense	139.7	97.3	42.4	43.6
Income Tax Expense	56.1	39.2	16.9	43.1
Net Income	$83.6	$58.1	$25.5	43.9%

(a) Percent greater than 100 percent not shown as it is not meaningful.

Operating Revenues
NSTAR Electric's retail sales volumes were as follows:

	For the Three Months Ended March 31,
	2015	2014	Increase	Percent
Retail Sales Volumes in GWh	5,433	5,358	75	1.4%

NSTAR Electric's Operating Revenues increased by $100.6 million in the first quarter of 2015, as compared to the same period in 2014.

Distribution revenues increased due primarily to an increase in rates related to the recovery of costs associated with the procurement of energy supply, which increased $110.5 million, and increased cost recovery related to our energy efficiency programs.  The energy supply costs were impacted by the overall wholesale electricity market in New England in which natural gas delivery costs are adversely impacting the cost of electric energy purchased for our retail customers.  In addition, base distribution revenues increased as a result of the impact from the recognition of LBR ($3.8 million) and the colder winter weather in 2015 ($2.6 million).  These increases were partially offset by decreased retail transmission revenues and transition cost recovery revenues.  Energy supply costs, energy efficiency program costs, retail transmission revenues and transition cost recovery revenues are recovered from customers in rates through cost tracking mechanisms and therefore have no impact on earnings.

Transmission revenues increased $7.1 million in the first quarter of 2015, as compared to the same period in 2014, due primarily to the recovery of higher revenue requirements associated with ongoing investments in our transmission infrastructure, partially offset by the impact of a $2.4 million reserve related to the March 2015 FERC ROE order.  For further information on the March 2015 FERC ROE order, see "FERC Regulatory Issues – FERC ROE Complaints" in this Management's Discussion and Analysis of Financial Conditions and Results of Operations.

Additionally, in connection with the 2014 Comprehensive Settlement Agreement, NSTAR Electric recognized an $11 million benefit in the first quarter of 2015, which was recorded as an increase to operating revenues.  For further information, see "Regulatory Developments and Rate Matters – Massachusetts – 2014 Comprehensive Settlement Agreement" in this Management's Discussion and Analysis of Financial Conditions and Results of Operations.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of NSTAR Electric's customers.  These energy supply costs are recovered from customers in DPU-approved cost tracking mechanisms which have no impact on earnings (tracked costs).  Purchased Power and Transmission increased in the first quarter of 2015, as compared to the same period in 2014, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Purchased Power Costs	$99.0
Transmission Costs	(16.1)
Other	(0.1)
Total Purchased Power and Transmission	$82.8

The increase in purchased power was due primarily to higher costs associated with the procurement of energy supply.  The decrease in transmission costs was due primarily to lower RNS service expense.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance decreased in the first quarter of 2015, as compared to the same period in 2014, driven by an $11.2 million reduction in non-tracked costs, which was primarily attributable to the resolution of the basic service bad debt adder mechanism ($24.2 million), partially offset by an increase in labor and employee benefits expense, as a result of the impact from winter weather and storms, as compared to the first quarter of 2014.  Tracked costs, which have no earnings impact, increased $1.1 million, which was primarily attributable to increased transmission expenses.

Depreciation increased in the first quarter of 2015, as compared to the same period in 2014, due primarily to higher utility plant balances resulting from completed construction projects placed into service.

Amortization of Regulatory Assets/(Liabilities), Net, reflects a decrease in the recovery of previously deferred tracked transition costs for the first quarter of 2015, as compared to the same period in 2014.  Fluctuations in these costs are recovered from customers in rates and have no impact on earnings.  Additionally, in connection with the 2014 Comprehensive Settlement Agreement, NSTAR Electric recognized an $11.7 million benefit in the first quarter of 2015, which was recorded as a reduction to amortization expense.  For further information, see "Regulatory Developments and Rate Matters – Massachusetts – 2014 Comprehensive Settlement Agreement" in this Management's Discussion and Analysis of Financial Conditions and Results of Operations.

Energy Efficiency Programs, which are tracked costs, increased in the first quarter of 2015, as compared to the same period in 2014, due primarily to an increase in energy efficiency costs incurred in accordance with the three-year program guidelines established by the DPU.

Interest Expense decreased in the first quarter of 2015, as compared to the same period in 2014, due primarily to a decrease in interest on long-term debt ($2.1 million), partially offset by an increase in other interest expense in connection with the 2014 Comprehensive Settlement Agreement ($1 million).

Income Tax Expense increased in the first quarter of 2015, as compared to the same period in 2014, due primarily to higher pre-tax earnings ($14.8 million) and higher state taxes ($2.3 million).

EARNINGS SUMMARY

NSTAR Electric's earnings increased $25.5 million in the first quarter of 2015, as compared to the same period in 2014, due primarily to the resolution of the basic service bad debt adder mechanism ($14.5 million), the favorable impact associated with the 2014 Comprehensive Settlement Agreement ($13 million), higher LBR and higher retail sales volumes.  These favorable earnings impacts were partially offset by an increase in operations and maintenance costs due primarily to an increase in labor and employee benefits expense as a result of the impact from winter weather and storms, a $1.4 million after-tax reserve related to the March 2015 FERC ROE order, and higher depreciation expense.

LIQUIDITY

NSTAR Electric had cash flows provided by operating activities of $221.3 million in the first quarter of 2015, compared with $191.4 million in the first quarter of 2014.  The improved operating cash flows were due primarily to changes in working capital items, including the timing of accounts receivable from affiliated companies, and income tax refunds of $84.6 million in the first quarter of 2015, compared with income tax payments of $17.3 million in the first quarter of 2014.  Partially offsetting these favorable cash flow impacts were the timing of regulatory recoveries, resulting from the increase in purchased power costs, along with the timing of collections related to our accounts receivable.  Accounts receivable increased due primarily to higher sales volumes in the first quarter of 2015 as a result of colder weather and an increase in basic service rates effective January 1, 2015.

NSTAR Electric has a five-year $450 million revolving credit facility that expires September 6, 2019.  This facility serves to backstop NSTAR Electric's existing $450 million commercial paper program.  As of March 31, 2015 and December 31, 2014, NSTAR Electric had $215.5 million and $302 million, respectively, in short-term borrowings outstanding under its commercial paper program, leaving $234.5 million and $148 million of available borrowing capacity as of March 31, 2015 and December 31, 2014, respectively.  The weighted-average interest rate on these borrowings as of March 31, 2015 and December 31, 2014 was 0.35 percent and 0.27 percent, respectively, which is generally based on A2/P1 rated commercial paper.

RESULTS OF OPERATIONS – PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for PSNH for the three months ended March 31, 2015 and 2014 included in this Quarterly Report on Form 10-Q:

	For the Three Months Ended March 31,
			Increase/
(Millions of Dollars)	2015	2014	(Decrease)	Percent
Operating Revenues	$284.8	$299.8	$(15.0)	(5.0)%
Operating Expenses:
Purchased Power, Fuel and Transmission	99.6	115.3	(15.7)	(13.6)
Operations and Maintenance	58.4	62.2	(3.8)	(6.1)
Depreciation	25.6	24.2	1.4	5.8
Amortization of Regulatory Assets, Net	15.1	12.6	2.5	19.8
Energy Efficiency Programs	3.8	3.8	-	-
Taxes Other Than Income Taxes	19.1	17.7	1.4	7.9
Total Operating Expenses	221.6	235.8	(14.2)	(6.0)
Operating Income	63.2	64.0	(0.8)	(1.3)
Interest Expense	11.3	12.0	(0.7)	(5.8)
Other Income, Net	0.4	0.3	0.1	33.3
Income Before Income Tax Expense	52.3	52.3	-	-
Income Tax Expense	20.3	19.7	0.6	3.0
Net Income	$32.0	$32.6	$(0.6)	(1.8)%

Operating Revenues
PSNH's retail sales volumes were as follows:

	For the Three Months Ended March 31,
	2015	2014	Decrease	Percent
Retail Sales Volumes in GWh	2,067	2,076	(9)	(0.5)%

PSNH's Operating Revenues decreased $15 million in the first quarter of 2015, as compared to the same period in 2014.  The decrease primarily relates to a $6.8 million reduction in wholesale generation revenues, which impact the timing of the recovery of generation and energy supply costs from customers.  In addition, stranded costs revenues decreased $5 million in the first quarter of 2015, as compared to the same period in 2014 and there was the impact of a $1 million reserve related to the March 2015 FERC ROE order recorded in the first quarter of 2015.  Base distribution revenues increased $1.1 million, as compared to the first quarter of 2014, as a result of the colder winter weather in 2015 and its impacts on residential retail sales.

Purchased Power, Fuel and Transmission expense includes costs associated with PSNH's generation of electricity as well as purchasing electricity on behalf of its customers.  These generation and energy supply costs are recovered from customers in NHPUC-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power, Fuel and Transmission decreased in the first quarter of 2015, as compared to the same period in 2014, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Generation Fuel Costs	$(12.7)
Purchased Power Costs	(4.6)
Other	1.6
Total Purchased Power, Fuel and Transmission	$(15.7)

PSNH procures power through its own generation, long-term power supply contracts and short-term purchases and spot purchases in the competitive New England wholesale power market. The decrease in generation fuel costs was due primarily to a decrease in the amount of electricity generated by PSNH facilities and a decrease in fuel prices in the first quarter of 2015, as compared to the same period in 2014.  The decrease in purchased power costs was due to lower power prices of short-term and spot purchases made in the wholesale power market in the first quarter of 2015, as compared to the same period in 2014.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance decreased in the first quarter of 2015, as compared to the same period in 2014, driven by a $2.1 million reduction in tracked costs, which have no earnings impact, and a $1.7 million reduction in non-tracked costs, both of which were primarily attributable to lower employee-related costs, including benefit costs.

Depreciation increased in the first quarter of 2015, as compared to the same period in 2014, due primarily to higher utility plant balances resulting from completed construction projects placed into service.

Amortization of Regulatory Assets, Net, reflects an increase in the recovery of the default energy service charge and other amortizations for the first quarter of 2015, as compared to the same period in 2014.  Fluctuations in these costs are recovered from customers in rates and have no impact on earnings.

Taxes Other Than Income Taxes increased in the first quarter of 2015, as compared to the same period in 2014, due primarily to an increase in property taxes as a result of an increase in utility plant balances.

Income Tax Expense increased in the first quarter of 2015, as compared to the same period in 2014, due primarily to lower permanent tax impacts ($0.6 million).

EARNINGS SUMMARY

PSNH's earnings decreased $0.6 million in the first quarter of 2015, as compared to the same period in 2014, due primarily to a $0.6 million after-tax reserve related to the March 2015 FERC ROE order, higher depreciation expense and higher property tax expense.  Partially offsetting these unfavorable earnings impacts were lower operations and maintenance costs primarily attributable to lower employee-related costs.

LIQUIDITY

PSNH had cash flows provided by operating activities of $113.9 million in the first quarter of 2015, compared with $129.3 million in the first quarter of 2014.  The decrease in operating cash flows was due primarily to the timing of collections and payments related to our working capital items, including accounts receivable, and the timing of our regulatory recoveries, which were in a net underrecovery position.  Partially offsetting these unfavorable cash flow impacts were income tax refunds of $1.8 million in the first quarter of 2015, compared with income tax payments of $16.1 million in the first quarter of 2014.

RESULTS OF OPERATIONS – WESTERN MASSACHUSETTS ELECTRIC COMPANY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for WMECO for the three months ended March 31, 2015 and 2014 included in this Quarterly Report on Form 10-Q:

	For the Three Months Ended March 31,
			Increase/
(Millions of Dollars)	2015	2014	(Decrease)	Percent
Operating Revenues	$152.9	$137.4	$15.5	11.3%
Operating Expenses:
Purchased Power and Transmission	69.7	49.4	20.3	41.1
Operations and Maintenance	19.8	22.6	(2.8)	(12.4)
Depreciation	10.4	10.3	0.1	1.0
Amortization of Regulatory Assets, Net	3.9	0.4	3.5	(a)
Energy Efficiency Programs	11.1	11.9	(0.8)	(6.7)
Taxes Other Than Income Taxes	9.4	8.1	1.3	16.0
Total Operating Expenses	124.3	102.7	21.6	21.0
Operating Income	28.6	34.7	(6.1)	(17.6)
Interest Expense	6.8	5.6	1.2	21.4
Other Income, Net	0.5	0.6	(0.1)	(16.7)
Income Before Income Tax Expense	22.3	29.7	(7.4)	(24.9)
Income Tax Expense	9.1	11.6	(2.5)	(21.6)
Net Income	$13.2	$18.1	$(4.9)	(27.1)%

(a) Percent greater than 100 percent not shown as it is not meaningful.

Operating Revenues
WMECO's retail sales volumes were as follows:
	For the Three Months Ended March 31,
	2015	2014	Decrease	Percent
Retail Sales Volumes in GWh	955	965	(10)	(1.1)%

Fluctuations in WMECO's kWh sales volumes have no impact on total operating revenues or earnings, as WMECO’s revenues are decoupled from sales volumes.  Fluctuations in the overall level of operating revenues are primarily related to changes in its cost tracking mechanisms, which primarily include the costs associated with the procurement of energy supply, transmission related costs, energy efficiency programs, and restructuring and stranded costs as a result of deregulation.

WMECO's Operating Revenues increased $15.5 million in the first quarter of 2015, as compared to the same period in 2014.  The increase primarily reflects an increase in rates related to the recovery of costs associated with the procurement of energy supply, which increased $24.2 million.  The energy supply costs were impacted by the overall wholesale electricity market in New England in which natural gas delivery costs are adversely impacting the cost of electric energy purchased for our retail customers.  Energy supply costs are recovered from customers in rates through cost tracking mechanisms and therefore have no impact on earnings.  Partially offsetting the increase was the impact of the $4.1 million reserve related to the March 2015 FERC ROE order, and a $3.9 million decrease in revenues that impacts earnings due to the absence of a 2014 wholesale billing adjustment.

For further information on the March 2015 FERC ROE order, see "FERC Regulatory Issues – FERC ROE Complaints" in this Management's Discussion and Analysis of Financial Conditions and Results of Operations.

Purchased Power and Transmission expense includes costs associated with the procurement of energy supply on behalf of WMECO's customers.  These energy supply costs are recovered from customers in DPU-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power and Transmission increased in the first quarter of 2015, as compared to the same period in 2014, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Purchased Power Costs	$23.2
Transmission Costs	(2.9)
Total Purchased Power and Transmission	$20.3

Included in purchased power are the costs associated with WMECO's basic service charge and deferred energy supply costs.  The basic service charge recovers energy-related costs incurred as a result of providing electric generation service supply to all customers that have not migrated to third party suppliers.  The increase in purchased power was due primarily to higher costs associated with the procurement of energy supply and increased load as a result of customers returning to basic service from third party suppliers.  The decrease in transmission costs was as a result of a decrease in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance decreased in the first quarter of 2015, as compared to the same period in 2014, driven by a $1.7 million reduction in tracked costs, which have no earnings impact, that was primarily attributable to lower employee-related costs, including benefit costs, and a $1.1 million reduction in non-tracked costs, which was primarily attributable to lower uncollectible expense and lower vegetation management costs.

Amortization of Regulatory Assets, Net, reflects the absence of the refund of the Phase I DOE proceeds to customers in 2014 as well as other energy and energy related costs and amortizations that can fluctuate period to period based on timing of costs incurred and related rate changes to recover these costs.  Fluctuations in energy and energy related costs are recovered from customers in rates and have no impact on earnings.

Taxes Other Than Income Taxes increased in the first quarter of 2015, as compared to the same period in 2014, due primarily to an increase in property taxes as a result of an increase in utility plant balances.

Interest Expense increased in the first quarter of 2015, as compared to the same period in 2014, due primarily to the absence of a 2014 wholesale billing adjustment.

Income Tax Expense decreased in the first quarter of 2015, as compared to the same period in 2014, due primarily to lower pre-tax earnings ($2.6 million).

EARNINGS SUMMARY

WMECO's earnings decreased $4.9 million in the first quarter of 2015, as compared to the same period in 2014, due primarily to the $2.5 million after-tax reserve related to the March 2015 FERC ROE order and a decrease in revenues and increase in interest expense resulting from the absence of a 2014 wholesale billing adjustment.  Partially offsetting these unfavorable earnings impacts was a decrease in operations and maintenance expenses primarily attributable to lower uncollectible expense and lower vegetation management costs.

LIQUIDITY

WMECO had cash flows used in operating activities of $1.4 million in the first quarter of 2015, compared with cash flows provided by operating activities of $46.3 million in the first quarter of 2014.  The decrease in operating cash flows was due primarily to the timing of collections and payments related to our working capital items, including accounts receivable.  Accounts receivable increased due primarily to an increase in basic service rates effective January 1, 2015.  In addition, the operating cash flows decrease was due to the timing of regulatory recoveries, resulting from the increase in purchased power costs.  Partially offsetting these unfavorable cash flow impacts were income tax refunds of $3.7 million in the first quarter of 2015, compared with income tax payments of $14.1 million in the first quarter of 2014.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Information

Commodity Price Risk Management:  Our Regulated companies enter into energy contracts to serve our customers and the economic impacts of those contracts are passed on to our customers.  Accordingly, the Regulated companies have no exposure to loss of future earnings or fair values due to these market risk-sensitive instruments.  Eversource's Energy Supply Risk Committee, comprised of senior officers, reviews and approves all large scale energy related transactions entered into by its Regulated companies.

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

Our Regulated companies are subject to credit risk from certain long-term or high-volume supply contracts with energy marketing companies.  Our Regulated companies manage the credit risk with these counterparties in accordance with established credit risk practices and monitor contracting risks, including credit risk.  As of March 31, 2015, our Regulated companies held collateral (cash and letters of credit) from counterparties related to our standard service contracts of approximately $9 million.  As of March 31, 2015, Eversource had cash posted of approximately $11 million with ISO-NE related to energy purchase transactions.

We have provided additional disclosures regarding interest rate risk management and credit risk management in Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," in Eversource's 2014 Form 10-K, which is incorporated herein by reference. There have been no additional risks identified and no material changes with regard to the items previously disclosed in the Eversource 2014 Form 10-K.

ITEM 4.

CONTROLS AND PROCEDURES

Management, on behalf of Eversource, CL&P, NSTAR Electric, PSNH and WMECO, evaluated the design and operation of the disclosure controls and procedures as of March 31, 2015 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC.  This evaluation was made under management's supervision and with management's participation, including the principal executive officer and principal financial officer as of the end of the period covered by this Quarterly Report on Form 10-Q.  There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The principal executive officer and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of Eversource, CL&P, NSTAR Electric, PSNH and WMECO are effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in internal controls over financial reporting for Eversource, CL&P, NSTAR Electric, PSNH and WMECO during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We are parties to various legal proceedings.  We have identified these legal proceedings in Part I, Item 3, "Legal Proceedings," and elsewhere in our 2014 Form 10-K, which disclosures are incorporated herein by reference.  There have been no additional material legal proceedings identified and no material changes with regard to the legal proceedings previously disclosed in our 2014 Form 10-K.

ITEM 1A.

RISK FACTORS

We are subject to a variety of significant risks in addition to the matters set forth under "Forward-Looking Statements," in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Quarterly Report on Form 10-Q.  We have identified a number of these risk factors in Part I, Item 1A, "Risk Factors," in our 2014 Form 10-K, which risk factors are incorporated herein by reference.  These risk factors should be considered carefully in evaluating our risk profile.  There have been no additional risk factors identified and no material changes with regard to the risk factors previously disclosed in our 2014 Form 10-K.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table discloses purchases of our common shares made by us or on our behalf for the periods shown below.  The common shares purchased consist of open market purchases made by the Company or an independent agent.  These share transactions related to the Company's Long-Term Incentive Plans.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
January 1 – January 31, 2015	-	$-	-	-
February 1 – February 28, 2015	51,915	56.45	-	-
March 1 – March 31, 2015	-	-	-	-
Total	51,915	$56.45	-	-

ITEM 6.

EXHIBITS

Each document described below is filed herewith, unless designated with an asterisk (*), which exhibits are incorporated by reference by the registrant under whose name the exhibit appears.

Exhibit No.

Description

Listing of Exhibits (Eversource)

3.1

Declaration of Trust of Eversource Energy, as amended through April 29, 2015

* 4

Sixth Supplemental Indenture between Northeast Utilities, now known as Eversource Energy, and The Bank of New York Trust Company N.A., as Trustee, dated as of January 1, 2015, relating to $150 million of Senior Notes, Series G, due 2018 and $300 million of Senior Notes, Series H, due 2025 (Exhibit 4.1, NU Current Report on Form 8-K filed January 21, 2015, File No. 001-05324)

12

Ratio of Earnings to Fixed Charges

31

Certification of Thomas J. May, Chairman, President and Chief Executive Officer of Eversource Energy, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2015

31.1

Certification of James J. Judge, Executive Vice President and Chief Financial Officer of Eversource Energy, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2015

32

Certification of Thomas J. May, Chairman, President and Chief Executive Officer of Eversource Energy, and James J. Judge, Executive Vice President and Chief Financial Officer of Eversource Energy, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2015

Listing of Exhibits (CL&P)

12

Ratio of Earnings to Fixed Charges

31

Certification of Thomas J. May, Chairman of The Connecticut Light and Power Company, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2015

31.1

Certification of James J. Judge, Executive Vice President and Chief Financial Officer of The Connecticut Light and Power Company, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2015

32

Certification of Thomas J. May, Chairman of The Connecticut Light and Power Company, and James J. Judge, Executive Vice President and Chief Financial Officer of The Connecticut Light and Power Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2015

Listing of Exhibits (NSTAR Electric Company)

12

Ratio of Earnings to Fixed Charges

31

Certification of Thomas J. May, Chairman of NSTAR Electric Company, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2015

31.1

Certification of James J. Judge, Executive Vice President and Chief Financial Officer of NSTAR Electric Company, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2015

32

Certification of Thomas J. May, Chairman of NSTAR Electric Company, and James J. Judge, Executive Vice President and Chief Financial Officer of NSTAR Electric Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2015

Listing of Exhibits (PSNH)

12

Ratio of Earnings to Fixed Charges

31

Certification of Thomas J. May, Chairman of Public Service Company of New Hampshire, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2015

31.1

Certification of James J. Judge, Executive Vice President and Chief Financial Officer of Public Service Company of New Hampshire, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2015

32

Certification of Thomas J. May, Chairman of Public Service Company of New Hampshire, and James J. Judge, Executive Vice President and Chief Financial Officer of Public Service Company of New Hampshire, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2015

Listing of Exhibits (WMECO)

12

Ratio of Earnings to Fixed Charges

31

Certification of Thomas J. May, Chairman of Western Massachusetts Electric Company, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2015

31.1

Certification of James J. Judge, Executive Vice President and Chief Financial Officer of Western Massachusetts Electric Company, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2015

32

Certification of Thomas J. May, Chairman of Western Massachusetts Electric Company, and James J. Judge, Executive Vice President and Chief Financial Officer of Western Massachusetts Electric Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2015

Listing of Exhibits (Eversource, CL&P, NSTAR Electric, PSNH, WMECO)

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

EVERSOURCE ENERGY

May 6, 2015	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY

May 6, 2015	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR ELECTRIC COMPANY

May 6, 2015	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

May 6, 2015	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN MASSACHUSETTS ELECTRIC COMPANY

May 6, 2015	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer