Form 10-Q
period 2015-06-30
EVERSOURCE ENERGY; WESTERN MASSACHUSETTS ELECTRIC CO; NSTAR ELECTRIC CO; PUBLIC SERVICE CO OF NEW HAMPSHIRE; CONNECTICUT LIGHT & POWER CO
filed 2015-08-05
CIK 72741, 106170, 13372, 315256, 23426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015
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

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer

Eversource Energy	☒	☐	☐
The Connecticut Light and Power Company	☐	☐	☒
NSTAR Electric Company	☐	☐	☒
Public Service Company of New Hampshire	☐	☐	☒
Western Massachusetts Electric Company	☐	☐	☒

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

	Yes	No

Eversource Energy	☐	☒
The Connecticut Light and Power Company	☐	☒
NSTAR Electric Company	☐	☒
Public Service Company of New Hampshire	☐	☒
Western Massachusetts Electric Company	☐	☒

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

Company - Class of Stock	Outstanding as of July 31, 2015
Eversource Energy Common shares, $5.00 par value	317,173,164 shares

The Connecticut Light and Power Company Common stock, $10.00 par value	6,035,205 shares

NSTAR Electric Company Common stock, $1.00 par value	100 shares

Public Service Company of New Hampshire Common stock, $1.00 par value	301 shares

Western Massachusetts Electric Company Common stock, $25.00 par value	434,653 shares

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

GLOSSARY OF TERMS

The following is a glossary of abbreviations or acronyms that are found in this report:

Current or former Eversource Energy companies, segments or investments:
ES, Eversource or the Company	Eversource Energy and subsidiaries
ES parent or Eversource parent	Eversource Energy, a public utility holding company
ES parent and other companies

ES parent and other companies is comprised of ES parent, Eversource Service and other subsidiaries, which primarily includes our unregulated businesses, HWP Company, The Rocky River Realty Company (a real estate subsidiary), and the consolidated operations of CYAPC and YAEC

CL&P	The Connecticut Light and Power Company
NSTAR Electric	NSTAR Electric Company
PSNH	Public Service Company of New Hampshire
WMECO	Western Massachusetts Electric Company
NSTAR Gas	NSTAR Gas Company
Yankee Gas	Yankee Gas Services Company
ESTV	Eversource Energy Transmission Ventures, Inc., the parent company of NPT and Renewable Properties, Inc.
NPT	Northern Pass Transmission LLC
Eversource Service	Eversource Energy Service Company (effective January 1, 2014 includes the operations of NSTAR Electric & Gas)
NSTAR Electric & Gas	NSTAR Electric & Gas Corporation, a former Eversource Energy service company (effective January 1, 2014 merged into Eversource Energy Service Company)
CYAPC	Connecticut Yankee Atomic Power Company
MYAPC	Maine Yankee Atomic Power Company
YAEC	Yankee Atomic Electric Company
Yankee Companies	CYAPC, YAEC and MYAPC
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

ii

EVERSOURCE ENERGY AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
WESTERN MASSACHUSETTS ELECTRIC COMPANY

ITEM 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations for the Following Companies:
Eversource Energy and Subsidiaries	31
The Connecticut Light and Power Company	45
NSTAR Electric Company and Subsidiary	48
Public Service Company of New Hampshire and Subsidiary	50
Western Massachusetts Electric Company	52

ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk	54

ITEM 4 – Controls and Procedures	54

PART II – OTHER INFORMATION

ITEM 1 – Legal Proceedings	55

ITEM 1A – Risk Factors	55

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds	55

ITEM 6 – Exhibits	56

SIGNATURES	58

iii

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(Thousands of Dollars)	2015	2014

ASSETS

Current Assets:
Cash and Cash Equivalents	$36,469	$38,703
Receivables, Net	903,578	856,346
Unbilled Revenues	205,155	211,758
Taxes Receivable	117,792	337,307
Fuel, Materials and Supplies	289,561	349,664
Regulatory Assets	709,660	672,493
Marketable Securities	124,830	124,173
Prepayments and Other Current Assets	62,884	102,021
Total Current Assets	2,449,929	2,692,465

Property, Plant and Equipment, Net	19,079,189	18,647,041

Deferred Debits and Other Assets:
Regulatory Assets	4,016,684	4,054,086
Goodwill	3,519,401	3,519,401
Marketable Securities	497,919	515,025
Other Long-Term Assets	316,817	349,957
Total Deferred Debits and Other Assets	8,350,821	8,438,469

Total Assets	$29,879,939	$29,777,975

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable	$953,700	$956,825
Long-Term Debt - Current Portion	278,883	245,583
Accounts Payable	598,716	868,231
Regulatory Liabilities	208,510	235,022
Accumulated Deferred Income Taxes	203,375	160,288
Other Current Liabilities	595,801	668,432
Total Current Liabilities	2,838,985	3,134,381

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	4,606,159	4,467,473
Regulatory Liabilities	510,807	515,144
Derivative Liabilities	380,966	409,632
Accrued Pension, SERP and PBOP	1,636,769	1,638,558
Other Long-Term Liabilities	875,985	874,387
Total Deferred Credits and Other Liabilities	8,010,686	7,905,194

Capitalization:
Long-Term Debt	8,689,647	8,606,017

Noncontrolling Interest - Preferred Stock of Subsidiaries	155,568	155,568

Equity:
Common Shareholders' Equity:
Common Shares	1,669,167	1,666,796
Capital Surplus, Paid In	6,253,411	6,235,834
Retained Earnings	2,644,485	2,448,661
Accumulated Other Comprehensive Loss	(72,033)	(74,009)
Treasury Stock	(309,977)	(300,467)
Common Shareholders' Equity	10,185,053	9,976,815
Total Capitalization	19,030,268	18,738,400

Total Liabilities and Capitalization	$29,879,939	$29,777,975

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars, Except Share Information)	2015	2014	2015	2014

Operating Revenues	$1,817,061	$1,677,614	$4,330,491	$3,968,204

Operating Expenses:
Purchased Power, Fuel and Transmission	685,118	624,211	1,847,167	1,602,362
Operations and Maintenance	316,641	373,234	650,024	724,922
Depreciation	163,668	152,207	327,505	303,014
Amortization of Regulatory (Liabilities)/Assets, Net	(1,166)	(3,542)	59,438	54,356
Energy Efficiency Programs	101,850	102,711	248,452	241,536
Taxes Other Than Income Taxes	138,935	134,803	288,415	280,335
Total Operating Expenses	1,405,046	1,383,624	3,421,001	3,206,525
Operating Income	412,015	293,990	909,490	761,679

Interest Expense:
Interest on Long-Term Debt	88,021	87,491	175,735	174,868
Other Interest	4,238	5,004	11,367	7,603
Interest Expense	92,259	92,495	187,102	182,471
Other Income, Net	12,899	5,526	18,626	7,194
Income Before Income Tax Expense	332,655	207,021	741,014	586,402
Income Tax Expense	123,268	77,774	276,494	219,319
Net Income	209,387	129,247	464,520	367,083
Net Income Attributable to Noncontrolling Interests	1,880	1,880	3,759	3,759
Net Income Attributable to Controlling Interest	$207,507	$127,367	$460,761	$363,324

Basic and Diluted Earnings Per Common Share	$0.65	$0.40	$1.45	$1.15

Dividends Declared Per Common Share	$0.42	$0.39	$0.84	$0.79

Weighted Average Common Shares Outstanding:
Basic	317,613,166	315,950,510	317,352,004	315,742,511
Diluted	318,559,568	317,112,801	318,525,378	317,002,461

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Net Income	$209,387	$129,247	$464,520	$367,083
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	509	510	1,018	1,019
Changes in Unrealized (Losses)/Gains on Other Securities	(1,248)	218	(1,116)	458
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	1,120	2,086	2,074	3,047
Other Comprehensive Income, Net of Tax	381	2,814	1,976	4,524
Comprehensive Income Attributable to Noncontrolling Interests	(1,880)	(1,880)	(3,759)	(3,759)
Comprehensive Income Attributable to Controlling Interest	$207,888	$130,181	$462,737	$367,848

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2015	2014

Operating Activities:
Net Income	$464,520	$367,083
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	327,505	303,014
Deferred Income Taxes	176,800	133,149
Pension, SERP and PBOP Expense	48,432	47,558
Pension and PBOP Contributions	(31,032)	(40,640)
Regulatory (Under)/Over Recoveries, Net	(73,547)	164,388
Amortization of Regulatory Assets, Net	59,438	54,356
Proceeds from DOE Damages Claim, Net	-	125,658
Other	(48,247)	(9,359)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(123,984)	(57,570)
Fuel, Materials and Supplies	60,044	26,633
Taxes Receivable/Accrued, Net	214,577	(62,900)
Accounts Payable	(228,176)	(112,954)
Other Current Assets and Liabilities, Net	9,226	(41,753)
Net Cash Flows Provided by Operating Activities	855,556	896,663

Investing Activities:
Investments in Property, Plant and Equipment	(740,379)	(724,043)
Proceeds from Sales of Marketable Securities	427,990	256,309
Purchases of Marketable Securities	(408,242)	(257,168)
Other Investing Activities	4,821	3,473
Net Cash Flows Used in Investing Activities	(715,810)	(721,429)

Financing Activities:
Cash Dividends on Common Shares	(264,936)	(237,161)
Cash Dividends on Preferred Stock	(3,759)	(3,759)
Decrease in Notes Payable	(449,375)	(213,000)
Issuance of Long-Term Debt	750,000	650,000
Retirements of Long-Term Debt	(166,577)	(376,650)
Other Financing Activities	(7,333)	(3,932)
Net Cash Flows Used in Financing Activities	(141,980)	(184,502)
Net Decrease in Cash and Cash Equivalents	(2,234)	(9,268)
Cash and Cash Equivalents - Beginning of Period	38,703	43,364
Cash and Cash Equivalents - End of Period	$36,469	$34,096

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(Thousands of Dollars)	2015	2014

ASSETS

Current Assets:
Cash	$9,227	$2,356
Receivables, Net	395,863	355,140
Accounts Receivable from Affiliated Companies	22,981	16,757
Unbilled Revenues	103,767	102,137
Taxes Receivable	-	116,148
Regulatory Assets	263,713	220,344
Materials and Supplies	50,357	46,664
Prepayments and Other Current Assets	15,043	37,822
Total Current Assets	860,951	897,368

Property, Plant and Equipment, Net	6,934,618	6,809,664

Deferred Debits and Other Assets:
Regulatory Assets	1,461,483	1,475,508
Other Long-Term Assets	146,299	177,568
Total Deferred Debits and Other Assets	1,607,782	1,653,076

Total Assets	$9,403,351	$9,360,108

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable to Eversource Parent	$85,600	$133,400
Long-Term Debt - Current Portion	-	162,000
Accounts Payable	208,860	272,971
Accounts Payable to Affiliated Companies	58,227	65,594
Obligations to Third Party Suppliers	67,844	73,624
Regulatory Liabilities	122,617	124,722
Derivative Liabilities	90,933	88,459
Accumulated Deferred Income Taxes	46,811	34,073
Other Current Liabilities	97,062	119,347
Total Current Liabilities	777,954	1,074,190

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,666,607	1,642,805
Regulatory Liabilities	71,245	81,298
Derivative Liabilities	380,196	406,199
Accrued Pension, SERP and PBOP	286,131	273,854
Other Long-Term Liabilities	144,983	148,844
Total Deferred Credits and Other Liabilities	2,549,162	2,553,000

Capitalization:
Long-Term Debt	2,975,091	2,679,951

Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200

Common Stockholder's Equity:
Common Stock	60,352	60,352
Capital Surplus, Paid In	1,805,638	1,804,869
Retained Earnings	1,119,702	1,072,477
Accumulated Other Comprehensive Loss	(748)	(931)
Common Stockholder's Equity	2,984,944	2,936,767
Total Capitalization	6,076,235	5,732,918

Total Liabilities and Capitalization	$9,403,351	$9,360,108

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2015	2014	2015	2014

Operating Revenues	$666,554	$587,324	$1,471,471	$1,321,938

Operating Expenses:
Purchased Power and Transmission	253,180	199,785	586,799	481,165
Operations and Maintenance	118,687	131,762	236,044	241,276
Depreciation	52,191	46,581	105,094	92,712
Amortization of Regulatory (Liabilities)/Assets, Net	(7,530)	19,615	40,776	49,546
Energy Efficiency Programs	33,963	35,296	76,770	77,991
Taxes Other Than Income Taxes	62,102	62,159	130,181	129,111
Total Operating Expenses	512,593	495,198	1,175,664	1,071,801
Operating Income	153,961	92,126	295,807	250,137

Interest Expense:
Interest on Long-Term Debt	33,423	34,639	66,904	67,548
Other Interest	2,701	2,831	5,844	4,165
Interest Expense	36,124	37,470	72,748	71,713
Other Income, Net	4,062	3,130	6,221	4,202
Income Before Income Tax Expense	121,899	57,786	229,280	182,626
Income Tax Expense	43,129	20,401	81,276	65,942
Net Income	$78,770	$37,385	$148,004	$116,684

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Net Income	$78,770	$37,385	$148,004	$116,684
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	111	111	222	222
Changes in Unrealized (Losses)/Gains on Other Securities	(43)	7	(39)	15
Other Comprehensive Income, Net of Tax	68	118	183	237
Comprehensive Income	$78,838	$37,503	$148,187	$116,921

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2015	2014

Operating Activities:
Net Income	$148,004	$116,684
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	105,094	92,712
Deferred Income Taxes	30,145	43,253
Pension, SERP and PBOP Expense, Net of PBOP Contributions	7,079	5,973
Regulatory (Under)/Over Recoveries, Net	(55,302)	18,156
Amortization of Regulatory Assets, Net	40,776	49,546
Proceeds from DOE Damages Claim	-	65,370
Other	(2,432)	(3,428)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(73,279)	(129,209)
Taxes Receivable/Accrued, Net	123,051	27,679
Accounts Payable	(55,192)	(26,995)
Other Current Assets and Liabilities, Net	2,085	15,705
Net Cash Flows Provided by Operating Activities	270,029	275,446

Investing Activities:
Investments in Property, Plant and Equipment	(242,346)	(221,365)
Other Investing Activities	(1,362)	1,575
Net Cash Flows Used in Investing Activities	(243,708)	(219,790)

Financing Activities:
Cash Dividends on Common Stock	(98,000)	(85,600)
Cash Dividends on Preferred Stock	(2,779)	(2,779)
Issuance of Long-Term Debt	300,000	250,000
Retirements of Long-Term Debt	(162,000)	-
Decrease in Notes Payable to Eversource Parent	(47,800)	(280,900)
Capital Contribution from Eversource Parent	-	70,000
Other Financing Activities	(8,871)	(3,128)
Net Cash Flows Used in Financing Activities	(19,450)	(52,407)
Net Increase in Cash	6,871	3,249
Cash - Beginning of Period	2,356	7,237
Cash - End of Period	$9,227	$10,486

The accompanying notes are an integral part of these unaudited condensed financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(Thousands of Dollars)	2015	2014

ASSETS

Current Assets:
Cash and Cash Equivalents	$2,848	$12,773
Receivables, Net	288,581	234,481
Accounts Receivable from Affiliated Companies	50,582	40,353
Unbilled Revenues	41,294	29,741
Taxes Receivable	43,940	144,601
Materials and Supplies	56,584	74,179
Regulatory Assets	258,489	198,710
Prepayments and Other Current Assets	3,870	10,815
Total Current Assets	746,188	745,653

Property, Plant and Equipment, Net	5,451,668	5,335,436

Deferred Debits and Other Assets:
Regulatory Assets	1,198,167	1,179,100
Other Long-Term Assets	58,936	73,051
Total Deferred Debits and Other Assets	1,257,103	1,252,151

Total Assets	$7,454,959	$7,333,240

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable	$377,200	$302,000
Long-Term Debt - Current Portion	200,000	4,700
Accounts Payable	173,863	217,311
Accounts Payable to Affiliated Companies	71,066	63,517
Obligations to Third Party Suppliers	57,069	34,824
Renewable Portfolio Standards Compliance Obligations	61,200	35,698
Accumulated Deferred Income Taxes	107,995	55,136
Regulatory Liabilities	5,007	49,611
Other Current Liabilities	86,718	115,991
Total Current Liabilities	1,140,118	878,788

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,538,988	1,527,667
Regulatory Liabilities	266,572	262,738
Accrued Pension, SERP and PBOP	220,000	235,529
Other Long-Term Liabilities	123,421	129,279
Total Deferred Credits and Other Liabilities	2,148,981	2,155,213

Capitalization:
Long-Term Debt	1,592,722	1,792,712

Preferred Stock Not Subject to Mandatory Redemption	43,000	43,000

Common Stockholder's Equity:
Common Stock	-	-
Capital Surplus, Paid In	995,378	994,130
Retained Earnings	1,534,500	1,468,955
Accumulated Other Comprehensive Income	260	442
Common Stockholder's Equity	2,530,138	2,463,527
Total Capitalization	4,165,860	4,299,239

Total Liabilities and Capitalization	$7,454,959	$7,333,240

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2015	2014	2015	2014

Operating Revenues	$617,196	$561,513	$1,384,004	$1,227,701

Operating Expenses:
Purchased Power and Transmission	283,129	242,907	684,995	561,989
Operations and Maintenance	69,430	78,981	145,254	164,905
Depreciation	48,949	46,915	97,716	93,540
Amortization of Regulatory (Liabilities)/Assets, Net	(7,336)	(1,517)	(12,901)	14,147
Energy Efficiency Programs	41,733	40,255	97,150	88,584
Taxes Other Than Income Taxes	29,876	32,458	60,841	64,610
Total Operating Expenses	465,781	439,999	1,073,055	987,775
Operating Income	151,415	121,514	310,949	239,926

Interest Expense:
Interest on Long-Term Debt	18,579	19,732	37,225	40,489
Other Interest	(798)	960	1,002	1,263
Interest Expense	17,781	20,692	38,227	41,752
Other Income/(Loss), Net	2,533	(246)	3,136	(277)
Income Before Income Tax Expense	136,167	100,576	275,858	197,897
Income Tax Expense	54,204	40,447	110,335	79,681
Net Income	$81,963	$60,129	$165,523	$118,216

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Net Income	$81,963	$60,129	$165,523	$118,216
Other Comprehensive Loss, Net of Tax:
Changes in Funded Status of SERP Benefit Plan	(2)	-	(182)	-
Other Comprehensive Loss, Net of Tax	(2)	-	(182)	-
Comprehensive Income	$81,961	$60,129	$165,341	$118,216

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2015	2014

Operating Activities:
Net Income	$165,523	$118,216
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	97,716	93,540
Deferred Income Taxes	61,734	(21,724)
PBOP Contributions, Net of Pension, SERP and PBOP Expense	(264)	(8,281)
Regulatory (Under)/Over Recoveries, Net	(96,290)	63,955
Amortization of Regulatory (Liabilities)/Assets, Net	(12,901)	14,147
Proceeds from DOE Damages Claim	-	29,113
Other	(28,653)	(16,870)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(81,524)	(31,746)
Materials and Supplies	17,595	(7,399)
Taxes Receivable/Accrued, Net	100,661	65,692
Accounts Payable	(38,388)	(21,511)
Accounts Receivable from/Payable to Affiliates, Net	(2,680)	107,363
Other Current Assets and Liabilities, Net	25,076	3,158
Net Cash Flows Provided by Operating Activities	207,605	387,653

Investing Activities:
Investments in Property, Plant and Equipment	(188,103)	(213,508)
Other Investing Activities	53	576
Net Cash Flows Used in Investing Activities	(188,050)	(212,932)

Financing Activities:
Cash Dividends on Common Stock	(99,000)	(253,000)
Cash Dividends on Preferred Stock	(980)	(980)
Increase in Notes Payable	75,200	91,000
Issuance of Long-Term Debt	-	300,000
Retirements of Long-Term Debt	(4,700)	(301,650)
Other Financing Activities	-	(5,137)
Net Cash Flows Used in Financing Activities	(29,480)	(169,767)
Net (Decrease)/Increase in Cash and Cash Equivalents	(9,925)	4,954
Cash and Cash Equivalents - Beginning of Period	12,773	8,021
Cash and Cash Equivalents - End of Period	$2,848	$12,975

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(Thousands of Dollars)	2015	2014

ASSETS

Current Assets:
Cash	$818	$489
Receivables, Net	84,607	80,151
Accounts Receivable from Affiliated Companies	4,290	3,194
Unbilled Revenues	36,472	40,181
Taxes Receivable	34,985	14,571
Fuel, Materials and Supplies	137,119	148,139
Regulatory Assets	88,773	111,705
Prepayments and Other Current Assets	23,538	27,821
Total Current Assets	410,602	426,251

Property, Plant and Equipment, Net	2,714,915	2,635,844

Deferred Debits and Other Assets:
Regulatory Assets	282,215	293,115
Other Long-Term Assets	34,083	39,228
Total Deferred Debits and Other Assets	316,298	332,343

Total Assets	$3,441,815	$3,394,438

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable to Eversource Parent	$133,500	$90,500
Accounts Payable	69,884	93,349
Accounts Payable to Affiliated Companies	22,201	33,734
Regulatory Liabilities	5,602	16,044
Accumulated Deferred Income Taxes	35,963	36,164
Other Current Liabilities	30,605	38,969
Total Current Liabilities	297,755	308,760

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	632,890	587,292
Regulatory Liabilities	50,250	51,372
Accrued Pension, SERP and PBOP	99,318	93,243
Other Long-Term Liabilities	50,054	50,155
Total Deferred Credits and Other Liabilities	832,512	782,062

Capitalization:
Long-Term Debt	1,076,319	1,076,286

Common Stockholder's Equity:
Common Stock	-	-
Capital Surplus, Paid In	748,635	748,240
Retained Earnings	493,449	486,459
Accumulated Other Comprehensive Loss	(6,855)	(7,369)
Common Stockholder's Equity	1,235,229	1,227,330
Total Capitalization	2,311,548	2,303,616

Total Liabilities and Capitalization	$3,441,815	$3,394,438

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2015	2014	2015	2014

Operating Revenues	$241,875	$211,626	$526,722	$511,458

Operating Expenses:
Purchased Power, Fuel and Transmission	47,938	68,349	147,516	183,595
Operations and Maintenance	76,468	70,249	134,895	132,462
Depreciation	25,751	24,464	51,397	48,679
Amortization of Regulatory Assets/(Liabilities), Net	12,050	(20,393)	27,181	(7,831)
Energy Efficiency Programs	3,356	3,292	7,128	7,131
Taxes Other Than Income Taxes	22,249	16,635	41,331	34,348
Total Operating Expenses	187,812	162,596	409,448	398,384
Operating Income	54,063	49,030	117,274	113,074

Interest Expense:
Interest on Long-Term Debt	11,359	11,390	22,758	22,916
Other Interest	303	(391)	177	55
Interest Expense	11,662	10,999	22,935	22,971
Other Income, Net	1,245	946	1,628	1,212
Income Before Income Tax Expense	43,646	38,977	95,967	91,315
Income Tax Expense	15,701	14,897	35,977	34,597
Net Income	$27,945	$24,080	$59,990	$56,718

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Net Income	$27,945	$24,080	$59,990	$56,718
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	290	291	581	581
Changes in Unrealized (Losses)/Gains on Other Securities	(75)	12	(67)	26
Other Comprehensive Income, Net of Tax	215	303	514	607
Comprehensive Income	$28,160	$24,383	$60,504	$57,325

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2015	2014

Operating Activities:
Net Income	$59,990	$56,718
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	51,397	48,679
Deferred Income Taxes	47,454	61,093
Pension, SERP and PBOP Expense, Net of PBOP Contributions	2,359	2,416
Regulatory (Under)/Over Recoveries, Net	(3,089)	18,849
Amortization of Regulatory Assets/(Liabilities), Net	27,181	(7,831)
Proceeds from DOE Damages Claim	-	13,103
Other	6,367	4,386
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(6,597)	3,500
Fuel, Materials and Supplies	11,019	8,013
Taxes Receivable/Accrued, Net	(20,414)	(55,243)
Accounts Payable	(21,362)	(7,146)
Other Current Assets and Liabilities, Net	(3,792)	(4,166)
Net Cash Flows Provided by Operating Activities	150,513	142,371

Investing Activities:
Investments in Property, Plant and Equipment	(140,171)	(117,387)
Other Investing Activities	169	(101)
Net Cash Flows Used in Investing Activities	(140,002)	(117,488)

Financing Activities:
Cash Dividends on Common Stock	(53,000)	(33,000)
Increase in Notes Payable to Eversource Parent	43,000	8,500
Other Financing Activities	(182)	(176)
Net Cash Flows Used in Financing Activities	(10,182)	(24,676)
Net Increase in Cash	329	207
Cash - Beginning of Period	489	130
Cash - End of Period	$818	$337

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(Thousands of Dollars)	2015	2014

ASSETS

Current Assets:
Cash	$1,143	$-
Receivables, Net	61,491	51,066
Accounts Receivable from Affiliated Companies	5,507	7,851
Unbilled Revenues	15,912	15,146
Taxes Receivable	1,148	18,126
Regulatory Assets	54,926	51,923
Marketable Securities	38,441	28,658
Prepayments and Other Current Assets	5,496	7,607
Total Current Assets	184,064	180,377

Property, Plant and Equipment, Net	1,508,207	1,461,321

Deferred Debits and Other Assets:
Regulatory Assets	138,138	146,307
Marketable Securities	19,809	29,452
Other Long-Term Assets	27,147	22,018
Total Deferred Debits and Other Assets	185,094	197,777

Total Assets	$1,877,365	$1,839,475

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable to Eversource Parent	$60,600	$21,400
Long-Term Debt - Current Portion	50,000	50,000
Accounts Payable	36,327	53,732
Accounts Payable to Affiliated Companies	10,217	14,328
Regulatory Liabilities	16,847	22,486
Accumulated Deferred Income Taxes	20,822	18,089
Other Current Liabilities	24,608	24,080
Total Current Liabilities	219,421	204,115

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	422,502	416,822
Regulatory Liabilities	12,921	10,835
Accrued Pension, SERP and PBOP	19,530	17,705
Other Long-Term Liabilities	38,065	33,747
Total Deferred Credits and Other Liabilities	493,018	479,109

Capitalization:
Long-Term Debt	578,007	578,471

Common Stockholder's Equity:
Common Stock	10,866	10,866
Capital Surplus, Paid In	391,398	391,256
Retained Earnings	187,673	178,834
Accumulated Other Comprehensive Loss	(3,018)	(3,176)
Common Stockholder's Equity	586,919	577,780
Total Capitalization	1,164,926	1,156,251

Total Liabilities and Capitalization	$1,877,365	$1,839,475

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2015	2014	2015	2014

Operating Revenues	$125,194	$108,289	$278,058	$245,698

Operating Expenses:
Purchased Power and Transmission	43,055	37,619	112,716	87,050
Operations and Maintenance	20,104	23,686	39,889	46,265
Depreciation	10,848	10,317	21,223	20,638
Amortization of Regulatory Assets, Net	3,336	343	7,264	741
Energy Efficiency Programs	9,519	10,249	20,594	22,114
Taxes Other Than Income Taxes	9,398	8,396	18,833	16,479
Total Operating Expenses	96,260	90,610	220,519	193,287
Operating Income	28,934	17,679	57,539	52,411

Interest Expense:
Interest on Long-Term Debt	6,015	6,104	12,060	12,165
Other Interest	276	603	1,052	188
Interest Expense	6,291	6,707	13,112	12,353
Other Income, Net	1,245	594	1,819	1,168
Income Before Income Tax Expense	23,888	11,566	46,246	41,226
Income Tax Expense	9,693	4,548	18,807	16,106
Net Income	$14,195	$7,018	$27,439	$25,120

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Net Income	$14,195	$7,018	$27,439	$25,120
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	84	84	169	169
Changes in Unrealized (Losses)/Gains on Other Securities	(12)	2	(11)	4
Other Comprehensive Income, Net of Tax	72	86	158	173
Comprehensive Income	$14,267	$7,104	$27,597	$25,293

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2015	2014

Operating Activities:
Net Income	$27,439	$25,120
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	21,223	20,638
Deferred Income Taxes	12,503	15,234
Regulatory (Under)/Over Recoveries, Net	(7,911)	28,115
Amortization of Regulatory Assets, Net	7,264	741
Proceeds from DOE Damages Claim	-	18,073
Other	(3,598)	1,462
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(11,593)	44,859
Taxes Receivable/Accrued, Net	18,774	(19,555)
Accounts Payable	(21,056)	(26,494)
Other Current Assets and Liabilities, Net	859	(11,587)
Net Cash Flows Provided by Operating Activities	43,904	96,606

Investing Activities:
Investments in Property, Plant and Equipment	(62,966)	(61,470)
Proceeds from Sales of Marketable Securities	49,739	44,449
Purchases of Marketable Securities	(50,118)	(44,754)
Net Cash Flows Used in Investing Activities	(63,345)	(61,775)

Financing Activities:
Cash Dividends on Common Stock	(18,600)	(49,000)
Increase in Notes Payable to Eversource Parent	39,200	15,900
Other Financing Activities	(16)	(22)
Net Cash Flows Provided by/(Used in) Financing Activities	20,584	(33,122)
Net Increase in Cash	1,143	1,709
Cash - Beginning of Period	-	-
Cash - End of Period	$1,143	$1,709

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

On April 30, 2015, the Company's legal name was changed from Northeast Utilities to Eversource Energy.  CL&P, NSTAR Electric, PSNH and WMECO are each doing business as Eversource Energy.

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

The combined notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  The accompanying financial statements should be read in conjunction with the entirety of this combined Quarterly Report on Form 10-Q, the first quarter 2015 combined Quarterly Report on Form 10-Q and the 2014 combined Annual Report on Form 10-K of Eversource, CL&P, NSTAR Electric, PSNH and WMECO, which were filed with the SEC.  The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The financial statements contain, in the opinion of management, all adjustments (including normal, recurring adjustments) necessary to present fairly Eversource's, CL&P's, NSTAR Electric's, PSNH's and WMECO's financial position as of June 30, 2015 and December 31, 2014, the results of operations and comprehensive income for the three and six months ended June 30, 2015 and 2014, and the cash flows for the six months ended June 30, 2015 and 2014.  The results of operations and comprehensive income for the three and six months ended June 30, 2015 and 2014 and the cash flows for the six months ended June 30, 2015 and 2014 are not necessarily indicative of the results expected for a full year.

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

B.

Accounting Standards

Accounting Standards Issued but not Yet Effective:  In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers, which amends existing revenue recognition guidance and is required to be applied retrospectively (either to each reporting period presented or cumulatively at the date of initial application).  On July 9, 2015, the FASB deferred the effective date of the new revenue standard by one year.  The Company will implement the standard beginning in the first quarter of 2018.  Management is reviewing the requirements of the ASU.  The ASU is not expected to have a material impact on the financial statements of Eversource, CL&P, NSTAR Electric, PSNH and WMECO.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, that changes the balance sheet presentation of debt issuance costs.  Under the new standard, issuance costs related to debt will be presented on the balance sheet as a direct deduction from the carrying amount of the debt liability rather than as a deferred cost as required by current guidance.  The new accounting guidance is effective for interim and annual periods beginning in the first quarter of 2016 with early adoption permitted.  Upon adoption, an entity must apply the new guidance retrospectively to all prior periods presented in the financial statements.  Management does not expect the adoption of this standard to have a material effect on the financial statements of Eversource, CL&P, NSTAR Electric, PSNH and WMECO.

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

The total provision for uncollectible accounts and for uncollectible hardship accounts, which is included in the total provision, are included in Receivables, Net on the balance sheets, and were as follows:

	Total Provision for Uncollectible Accounts		Uncollectible Hardship
(Millions of Dollars)	As of June 30, 2015	As of December 31, 2014	As of June 30, 2015	As of December 31, 2014
Eversource	$209.8	$175.3	$106.2	$91.5
CL&P	100.5	84.3	84.7	74.0
NSTAR Electric	46.3	40.7	-	-
PSNH	9.5	7.7	-	-
WMECO	12.1	9.9	7.2	6.2

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

Fair Value Hierarchy:  In measuring fair value, Eversource uses observable market data when available in order to minimize the use of unobservable inputs.  Inputs used in fair value measurements are categorized into three fair value hierarchy levels for disclosure purposes.  The entire fair value measurement is categorized based on the lowest level of input that is significant to the fair value measurement.  Eversource evaluates the classification of assets and liabilities measured at fair value on a quarterly basis, and Eversource's policy is to recognize transfers between levels of the fair value hierarchy as of the end of the reporting period.  The three levels of the fair value hierarchy are described below:

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

F.

Other Taxes

Gross receipts taxes levied by the state of Connecticut are collected by CL&P and Yankee Gas from their respective customers.  These gross receipts taxes are shown separately with collections in Operating Revenues and payments in Taxes Other Than Income Taxes on the statements of income as follows:

	For the Three Months Ended		For the Six Months Ended
(Millions of Dollars)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Eversource	$33.2	$35.2	$75.1	$79.6
CL&P	29.5	30.9	62.5	66.5

Certain sales taxes are collected by Eversource's companies that serve customers in Connecticut and Massachusetts as agents for state and local governments and are recorded on a net basis with no impact on the statements of income.

G. Supplemental Cash Flow Information
Non-cash investing activities include plant additions included in Accounts Payable as follows:

(Millions of Dollars)	As of June 30, 2015	As of June 30, 2014
Eversource	$142.3	$125.5
CL&P	47.2	54.0
NSTAR Electric	29.5	21.6
PSNH	25.6	14.8
WMECO	13.7	9.9

H.

Severance Benefits

Eversource recorded severance benefit expense of $1.2 million and $1.4 million for the three months ended June 30, 2015 and 2014, respectively, and $1.6 million and $5.7 million for the six months ended June 30, 2015 and 2014, respectively, in connection with reorganizational and cost saving initiatives, and, in 2014, the partial outsourcing of information technology functions.  As of June 30, 2015 and December 31, 2014, the severance accrual totaled $7.8 million and $10.4 million, respectively, and was included in Other Current Liabilities on the balance sheets.

2.

REGULATORY ACCOUNTING

Eversource's Regulated companies are subject to rate-regulation that is based on cost recovery and meets the criteria for application of accounting guidance for rate-regulated operations, which consider the effect of regulation on the timing of the recognition of certain revenues and expenses.  The Regulated companies' financial statements reflect the effects of the rate-making process.  The rates charged to the customers of Eversource's Regulated companies are designed to collect each company's costs to provide service, including a return on investment.

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

Regulatory Assets:  The components of regulatory assets are as follows:

	As of June 30, 2015	As of December 31, 2014
(Millions of Dollars)	Eversource	Eversource
Benefit Costs	$1,980.0	$2,016.0
Derivative Liabilities	423.7	425.5
Income Taxes, Net	631.5	635.3
Storm Restoration Costs	484.3	502.8
Goodwill-related	495.1	505.4
Regulatory Tracker Mechanisms	430.7	350.5
Contractual Obligations - Yankee Companies	124.8	123.8
Other Regulatory Assets	156.3	167.3
Total Regulatory Assets	4,726.4	4,726.6
Less: Current Portion	709.7	672.5
Total Long-Term Regulatory Assets	$4,016.7	$4,054.1

	As of June 30, 2015				As of December 31, 2014
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH	WMECO
Benefit Costs	$443.3	$496.1	$175.1	$85.9	$445.4	$515.9	$174.3	$85.0
Derivative Liabilities	420.2	2.2	-	-	410.9	4.5	-	-
Income Taxes, Net	438.9	84.0	34.8	30.7	437.7	83.7	38.0	35.5
Storm Restoration Costs	298.4	117.1	41.1	27.7	319.6	103.7	47.7	31.8
Goodwill-related	-	425.1	-	-	-	433.9	-	-
Regulatory Tracker Mechanisms	44.8	255.0	84.3	36.0	16.1	141.4	103.5	33.0
Other Regulatory Assets	79.6	77.2	35.7	12.7	66.1	94.7	41.3	12.9
Total Regulatory Assets	1,725.2	1,456.7	371.0	193.0	1,695.8	1,377.8	404.8	198.2
Less: Current Portion	263.7	258.5	88.8	54.9	220.3	198.7	111.7	51.9
Total Long-Term Regulatory Assets	$1,461.5	$1,198.2	$282.2	$138.1	$1,475.5	$1,179.1	$293.1	$146.3

Regulatory Costs in Other Long-Term Assets:  The Regulated companies had $60.8 million ($1.9 million for CL&P, $21.9 million for NSTAR Electric, $2 million for PSNH and $15.4 million for WMECO) and $60.5 million ($1.3 million for CL&P, $33.2 million for NSTAR Electric, $0.9 million for PSNH, and $11 million for WMECO) of additional regulatory costs as of June 30, 2015 and December 31, 2014, respectively, that were included in Other Long-Term Assets on the balance sheets.  These amounts represent incurred costs for which recovery has not yet been specifically approved by the applicable regulatory agency.  However, based on regulatory policies or past precedent on similar costs, management believes it is probable that these costs will ultimately be approved and recovered from customers in rates.  The NSTAR Electric balance as of June 30, 2015 and December 31, 2014 primarily related to costs deferred in connection with the basic service bad debt adder.  See Note 8D, "Commitments and Contingencies – Basic Service Bad Debt Adder," for further information.

Regulatory Liabilities:  The components of regulatory liabilities are as follows:

	As of June 30, 2015	As of December 31, 2014
(Millions of Dollars)	Eversource	Eversource
Cost of Removal	$434.9	$439.9
Regulatory Tracker Mechanisms	198.0	192.3
AFUDC - Transmission	66.2	67.1
Other Regulatory Liabilities	20.2	50.8
Total Regulatory Liabilities	719.3	750.1
Less: Current Portion	208.5	235.0
Total Long-Term Regulatory Liabilities	$510.8	$515.1

	As of June 30, 2015				As of December 31, 2014
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH	WMECO
Cost of Removal	$13.5	$261.5	$49.1	$2.8	$19.7	$258.3	$50.3	$1.1
Regulatory Tracker Mechanisms	115.6	2.9	4.8	17.0	122.6	20.7	14.2	22.3
AFUDC - Transmission	52.2	5.0	-	9.0	53.6	4.4	-	9.1
Other Regulatory Liabilities	12.5	2.2	2.0	0.9	10.1	28.9	2.9	0.8
Total Regulatory Liabilities	193.8	271.6	55.9	29.7	206.0	312.3	67.4	33.3
Less: Current Portion	122.6	5.0	5.6	16.8	124.7	49.6	16.0	22.5
Total Long-Term Regulatory Liabilities	$71.2	$266.6	$50.3	$12.9	$81.3	$262.7	$51.4	$10.8

2015 Regulatory Developments:

FERC ROE Complaints:  As a result of the March 3, 2015 FERC order in the pending ROE complaint proceedings described in Note 8C, "Commitments and Contingencies – FERC ROE Complaints," in 2015, Eversource recognized a pre-tax charge to earnings (excluding interest) of $20 million, of which $12.5 million was recorded at CL&P, $2.4 million at NSTAR Electric, $1 million at PSNH, and $4.1 million at WMECO.   The pre-tax charge was recorded as a regulatory liability and as a reduction to Operating Revenues.

NSTAR Electric and NSTAR Gas 2014 Comprehensive Settlement Agreement:  On March 2, 2015, the DPU approved the comprehensive settlement agreement between NSTAR Electric, NSTAR Gas and the Massachusetts Attorney General (the "Settlement") as filed with the DPU on December 31, 2014.  The Settlement resolved the outstanding NSTAR Electric CPSL program filings for 2006 through 2011, the NSTAR Electric and NSTAR Gas PAM and energy efficiency-related customer billing adjustments reported in 2012, and the recovery of LBR related to NSTAR Electric's energy efficiency programs for 2009 through 2011 (11 dockets in total).  In 2015, as a result of the DPU order, NSTAR Electric and NSTAR Gas commenced refunding a combined $44.7 million to customers, which was recorded as a regulatory liability.  NSTAR Electric recognized a $21.7 million pre-tax benefit in the first half of 2015 as a result of the approval of the Settlement.

NSTAR Electric Basic Service Bad Debt Adder:  On January 7, 2015, the DPU issued an order concluding that NSTAR Electric had removed energy-related bad debt costs from base distribution rates effective January 1, 2006.  The DPU ordered NSTAR Electric and the Massachusetts Attorney General to collaborate on the reconciliations of energy-related bad debt costs through 2014.  As a result of the DPU order, NSTAR Electric increased its regulatory assets and reduced operations and maintenance expense by $24.2 million in the first quarter, resulting in after-tax earnings of $14.5 million.  On May 5, 2015, NSTAR Electric filed for recovery of the energy-related bad debt costs regulatory asset from customers beginning July 1, 2015.  On June 24, 2015, the DPU delayed the effective date of NSTAR Electric’s proposed rate increase from July 1, 2015 to November 1, 2015 to allow for the DPU staff to review the reconciliations.  The established procedural schedule is expected to result in an approval of the proposed rate increase in the fourth quarter of 2015.

CL&P Distribution Rates: On December 17, 2014, PURA granted a re-opener request to CL&P’s base distribution rate application for further review of the appropriate balance of ADIT utilized in the calculation of rate base.  On July 2, 2015, PURA issued a final order that approved a settlement agreement filed on May 19, 2015 between CL&P and the PURA Prosecutorial Staff.  The order allows for an increase to rate base of approximately $166 million associated with ADIT, including a regulatory asset to recover the incremental revenue requirement for the period December 1, 2014 through November 30, 2015 over a subsequent two-year period.  The rate base increase provided an increase to total allowed annual revenue requirements of $18.4 million beginning December 1, 2014.  Of that amount, $10.7 million has been recorded as a regulatory asset in June 2015, with a corresponding increase in Operating Revenues.  The remaining $7.7 million will be recorded from July 2015 through November 2015.  The aggregate amount will be collected from customers in rates over a 24-month period commencing on December 1, 2015.

3.

PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

The following tables summarize the investments in utility property, plant and equipment by asset category:

	As of June 30, 2015	As of December 31, 2014
(Millions of Dollars)	Eversource	Eversource
Distribution - Electric	$12,701.6	$12,495.2
Distribution - Natural Gas	2,625.9	2,595.4
Transmission	7,196.3	6,930.7
Generation	1,175.9	1,170.9
Electric and Natural Gas Utility	23,699.7	23,192.2
Other (1)	547.5	551.3
Property, Plant and Equipment, Gross	24,247.2	23,743.5
Less: Accumulated Depreciation
Electric and Natural Gas Utility	(5,950.4)	(5,777.8)
Other	(238.4)	(231.8)
Total Accumulated Depreciation	(6,188.8)	(6,009.6)
Property, Plant and Equipment, Net	18,058.4	17,733.9
Construction Work in Progress	1,020.8	913.1
Total Property, Plant and Equipment, Net	$19,079.2	$18,647.0

(1)

These assets are primarily comprised of building improvements, computer software, hardware and equipment and telecommunications assets at Eversource Service and Eversource's unregulated companies.

	As of June 30, 2015				As of December 31, 2014
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH	WMECO
Distribution	$5,245.3	$4,954.7	$1,744.8	$796.8	$5,158.8	$4,895.5	$1,696.7	$784.2
Transmission	3,455.5	1,965.2	821.2	906.4	3,274.0	1,928.5	789.7	891.0
Generation	-	-	1,141.5	34.4	-	-	1,136.5	34.4
Property, Plant and Equipment, Gross	8,700.8	6,919.9	3,707.5	1,737.6	8,432.8	6,824.0	3,622.9	1,709.6
Less: Accumulated Depreciation	(1,975.9)	(1,824.9)	(1,127.6)	(309.2)	(1,928.0)	(1,761.4)	(1,090.0)	(297.4)
Property, Plant and Equipment, Net	6,724.9	5,095.0	2,579.9	1,428.4	6,504.8	5,062.6	2,532.9	1,412.2
Construction Work in Progress	209.7	356.7	135.0	79.8	304.9	272.8	102.9	49.1
Total Property, Plant and Equipment, Net	$6,934.6	$5,451.7	$2,714.9	$1,508.2	$6,809.7	$5,335.4	$2,635.8	$1,461.3

As of June 30, 2015, PSNH had $1.1 billion in gross generation utility plant assets and Accumulated Depreciation of $505.6 million.  These generation assets are the subject of a divestiture agreement entered into on June 10, 2015 between Eversource, PSNH and key New Hampshire officials whereby, among other resolutions, PSNH has agreed to sell these generation assets.  Upon completion of the sale, all remaining stranded costs will be recovered via bonds that will be secured by a non-bypassable charge on the bills of PSNH's customers.  See Note 8E, "Commitments and Contingencies – PSNH Generation Restructuring," for further information.

4.

DERIVATIVE INSTRUMENTS

The Regulated companies purchase and procure energy and energy-related products, which are subject to price volatility, for their customers.  The costs associated with supplying energy to customers are recoverable from customers, in future rates.  The Regulated companies manage the risks associated with the price volatility of energy and energy-related products through the use of derivative and nonderivative contracts.

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

The gross fair values of derivative assets and liabilities with the same counterparty are offset and reported as net Derivative Assets or Derivative Liabilities, with current and long-term portions, on the balance sheets.  The following table presents the gross fair values of contracts categorized by risk type and the net amount recorded as current or long-term derivative asset or liability:

	As of June 30, 2015			As of December 31, 2014
	Commodity Supply		Net Amount	Commodity Supply		Net Amount
	and Price Risk		Recorded as	and Price Risk		Recorded as
(Millions of Dollars)	Management	Netting (1)	a Derivative	Management	Netting (1)	a Derivative
Current Derivative Assets:
Level 3:
Eversource	$16.5	$(10.4)	$6.1	$16.2	$(6.6)	$9.6
CL&P	16.5	(10.4)	6.1	16.1	(6.6)	9.5
NSTAR Electric	-	-	-	0.1	-	0.1

Long-Term Derivative Assets:
Level 3:
Eversource	$69.1	$(23.9)	$45.2	$93.5	$(19.2)	$74.3
CL&P	68.7	(23.9)	44.8	93.5	(19.2)	74.3
NSTAR Electric	0.4	-	0.4	-	-	-

Current Derivative Liabilities:
Level 2:
Eversource	$(1.5)	$0.2	$(1.3)	$(9.8)	$-	$(9.8)
Level 3:
Eversource	(92.7)	-	(92.7)	(90.0)	-	(90.0)
CL&P	(90.9)	-	(90.9)	(88.5)	-	(88.5)
NSTAR Electric	(1.8)	-	(1.8)	(1.5)	-	(1.5)

Long-Term Derivative Liabilities:
Level 2:
Eversource	$-	$-	$-	$(0.3)	$-	$(0.3)
Level 3:
Eversource	(381.0)	-	(381.0)	(409.3)	-	(409.3)
CL&P	(380.2)	-	(380.2)	(406.2)	-	(406.2)
NSTAR Electric	(0.8)	-	(0.8)	(3.1)	-	(3.1)

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

As of June 30, 2015 and December 31, 2014, Eversource had NYMEX financial contracts for natural gas futures in order to reduce variability associated with the purchase price of approximately 6.8 million and 8.8 million MMBtu of natural gas, respectively.

For the three months ended June 30, 2015 and 2014, there were losses of $36.6 million and gains of $111.6 million, respectively, recorded as regulatory assets and liabilities, which reflect the current change in fair value associated with Eversource's derivative contracts.  For the six months ended June 30, 2015 and 2014, there were losses of $50.1 million and gains of $166 million, respectively.

Credit Risk

Certain of Eversource's derivative contracts contain credit risk contingent provisions.  These provisions require Eversource to maintain investment grade credit ratings from the major rating agencies and to post collateral for contracts in a net liability position over specified credit limits. As of June 30, 2015 and December 31, 2014, Eversource had approximately $1.3 million and $10 million, respectively, of derivative contracts in a net liability position that were subject to credit risk contingent provisions and would have been required to post additional collateral of approximately $1.3 million and $10 million, respectively, if Eversource parent's unsecured debt credit ratings had been downgraded to below investment grade.

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

The following is a summary of Eversource's, including CL&P's and NSTAR Electric's, Level 3 derivative contracts and the range of the significant unobservable inputs utilized in the valuations over the duration of the contracts:

	As of June 30, 2015					As of December 31, 2014
	Range				Period Covered	Range				Period Covered
Energy Prices:
Eversource, CL&P	$45			per MWh	2020	$52			per MWh	2020

Capacity Prices:
Eversource	$10.05	-	12.60	per kW-Month	2016 - 2026	$5.30	-	12.98	per kW-Month	2016 - 2026
CL&P	$10.81	-	12.60	per kW-Month	2019 - 2026	$11.08	-	12.98	per kW-Month	2018 - 2026
NSTAR Electric	$10.05	-	10.81	per kW-Month	2016 - 2019	$5.30	-	11.10	per kW-Month	2016 - 2019

Forward Reserve:
Eversource, CL&P	$2.40			per kW-Month	2015 - 2024	$5.80	-	9.50	per kW-Month	2015 - 2024

REC Prices:
Eversource, NSTAR Electric	$46	-	51	per REC	2015 - 2018	$38	-	56	per REC	2015 - 2018

Exit price premiums of 6 percent through 23 percent are also applied on these contracts and reflect the most recent market activity available for similar type contracts.

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

	For the Three Months Ended June 30,
	2015			2014
			NSTAR			NSTAR
(Millions of Dollars)	Eversource	CL&P	Electric	Eversource	CL&P	Electric
Derivatives, Net:
Fair Value as of Beginning of Period	$(406.8)	$(403.3)	$(3.5)	$(564.3)	$(557.0)	$(7.3)
Net Realized/Unrealized Gains/(Losses) Included in Regulatory Assets and Liabilities	(37.1)	(36.8)	(0.3)	111.8	112.2	(0.4)
Settlements	21.5	19.9	1.6	21.6	20.2	1.4
Fair Value as of End of Period	$(422.4)	$(420.2)	$(2.2)	$(430.9)	$(424.6)	$(6.3)

	For the Six Months Ended June 30,
	2015			2014
			NSTAR			NSTAR
(Millions of Dollars)	Eversource	CL&P	Electric	Eversource	CL&P	Electric
Derivatives, Net:
Fair Value as of Beginning of Period	$(415.4)	$(410.9)	$(4.5)	$(635.2)	$(630.6)	$(7.3)
Net Realized/Unrealized Gains/(Losses) Included in Regulatory Assets and Liabilities	(49.2)	(48.9)	(0.3)	161.3	164.5	(0.5)
Settlements	42.2	39.6	2.6	43.0	41.5	1.5
Fair Value as of End of Period	$(422.4)	$(420.2)	$(2.2)	$(430.9)	$(424.6)	$(6.3)

5.

MARKETABLE SECURITIES

Eversource maintains trusts to fund certain non-qualified executive benefits and WMECO maintains a spent nuclear fuel trust to fund WMECO's prior period spent nuclear fuel liability.  These trusts hold marketable securities.  These trusts are not subject to regulatory oversight by state or federal agencies.  In addition, CYAPC and YAEC maintain legally restricted trusts, each of which holds marketable securities, for paying the decommissioning and fuel removal obligations of their nuclear fuel storage facilities.

Trading Securities:  The Company elected to record certain equity securities as trading securities, with the changes in fair values recorded in Other Income, Net on the statements of income.  As of June 30, 2015 and December 31, 2014, these securities were classified as Level 1 in the fair value hierarchy and totaled $14.9 million and $85.1 million, respectively.   Net gains on these securities of $0.5 million and $3.1 million for the three months ended June 30, 2015 and 2014, respectively, and net gains of $2.1 million and $3.8 million, respectively, for the six months ended June 30, 2015 and 2014, respectively, were recorded in Other Income, Net on the statements of income.  Dividend income is recorded in Other Income, Net when dividends are declared.  During the second quarter of 2015, certain of the securities classified as trading securities were sold and the proceeds were re-invested in equity securities designated as available-for-sale securities.

Available-for-Sale Securities:  The following is a summary of Eversource's and WMECO's available-for-sale securities.  These securities are recorded at fair value and are included in current and long-term Marketable Securities on the balance sheets.

	As of June 30, 2015				As of December 31, 2014
		Pre-Tax	Pre-Tax			Pre-Tax	Pre-Tax
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
(Millions of Dollars)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Eversource
Debt Securities (1)	$315.3	$4.9	$(0.6)	$319.6	$313.0	$7.5	$(0.3)	$320.2
Equity Securities (1)	216.5	72.9	(1.2)	288.2	160.6	73.3	-	233.9
WMECO
Debt Securities (2)	58.3	-	-	58.3	58.2	-	(0.1)	58.1

(1)

Eversource's amounts include CYAPC's and YAEC's marketable securities held in nuclear decommissioning trusts of $450 million and $450.8 million as of June 30, 2015 and December 31, 2014, respectively, which are legally restricted and can only be used for the costs of decommissioning and fuel removal of the nuclear fuel storage facilities owned by these companies. Unrealized gains and losses for the nuclear decommissioning trusts are recorded in Marketable Securities with the corresponding offset to Other Long-Term Liabilities on the balance sheets, with no impact on the statements of income.

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

Contractual Maturities:  As of June 30, 2015, the contractual maturities of available-for-sale debt securities were as follows:

	Eversource		WMECO
	Amortized		Amortized
(Millions of Dollars)	Cost	Fair Value	Cost	Fair Value
Less than one year (1)	$66.1	$66.1	$38.4	$38.4
One to five years	70.4	70.8	16.2	16.2
Six to ten years	60.1	61.2	0.6	0.6
Greater than ten years	118.7	121.5	3.1	3.1
Total Debt Securities	$315.3	$319.6	$58.3	$58.3

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

Fair Value Measurements:  The following table presents the marketable securities recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

	Eversource		WMECO
(Millions of Dollars)	As of June 30, 2015	As of December 31, 2014	As of June 30, 2015	As of December 31, 2014
Level 1:
Mutual Funds and Equities	$303.1	$319.0	$-	$-
Money Market Funds	26.4	24.9	2.1	4.3
Total Level 1	$329.5	$343.9	$2.1	$4.3
Level 2:
U.S. Government Issued Debt Securities (Agency and Treasury)	$38.6	$51.3	$-	$-
Corporate Debt Securities	60.1	49.1	13.6	14.7
Asset-Backed Debt Securities	32.0	54.1	10.0	14.5
Municipal Bonds	126.9	116.3	10.8	13.0
Other Fixed Income Securities	35.6	24.5	21.8	11.6
Total Level 2	$293.2	$295.3	$56.2	$53.8
Total Marketable Securities	$622.7	$639.2	$58.3	$58.1

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

6.

SHORT-TERM AND LONG-TERM DEBT

Credit Agreements and Commercial Paper Programs:  Eversource parent, CL&P, PSNH, WMECO, NSTAR Gas and Yankee Gas are parties to a five-year $1.45 billion revolving credit facility that expires September 6, 2019.  The facility serves to backstop Eversource parent's $1.45 billion commercial paper program.  The commercial paper program allows Eversource parent to issue commercial paper as a form of short-term debt.  As of June 30, 2015 and December 31, 2014, Eversource parent had $576.5 million and approximately $1.1 billion, respectively, in short-term borrowings outstanding under the Eversource parent commercial paper program, leaving $873.5 million and $348.9 million of available borrowing capacity as of June 30, 2015 and December 31, 2014, respectively.  The weighted-average interest rate on these borrowings as of June 30, 2015 and December 31, 2014 was 0.40 percent and 0.43 percent, respectively.  As of June 30, 2015, there were intercompany loans from Eversource parent of $85.6 million to CL&P, $133.5 million to PSNH and $60.6 million to WMECO.  As of December 31, 2014, there were intercompany loans from Eversource parent of $133.4 million to CL&P, $90.5 million to PSNH and $21.4 million to WMECO.

NSTAR Electric has a five-year $450 million revolving credit facility that expires September 6, 2019.  The facility serves to backstop NSTAR Electric's $450 million commercial paper program.  As of June 30, 2015 and December 31, 2014, NSTAR Electric had $377.2 million and $302 million, respectively, in short-term borrowings outstanding under its commercial paper program, leaving $72.8 million and $148 million of available borrowing capacity as of June 30, 2015 and December 31, 2014, respectively.  The weighted-average interest rate on these borrowings as of June 30, 2015 and December 31, 2014 was 0.19 percent and 0.27 percent, respectively.

On June 16, 2015, the FERC granted authorization to allow CL&P and WMECO to incur total short-term borrowings up to a maximum of $600 million and $300 million, respectively, effective January 1, 2016 through December 31, 2017.

Except as described below, amounts outstanding under the commercial paper programs are included in Notes Payable for Eversource and NSTAR Electric and classified in current liabilities on the balance sheets as all borrowings are outstanding for no more than 364 days at one time.  Intercompany loans from Eversource parent to CL&P, PSNH and WMECO are included in Notes Payable to Eversource Parent and classified in current liabilities on the balance sheets.  Intercompany loans from Eversource parent to CL&P, PSNH and WMECO are eliminated in consolidation in Eversource's balance sheets.

Long-Term Debt:  On January 15, 2015, Eversource parent issued $150 million of 1.60 percent Series G Senior Notes, due to mature in 2018 and $300 million of 3.15 percent Series H Senior Notes, due to mature in 2025.  The proceeds, net of issuance costs, were used to repay short-term borrowings outstanding under the Eversource parent commercial paper program.  As the debt issuances refinanced short-term debt, the short-term debt was classified as Long-Term Debt as of December 31, 2014.

On April 1, 2015, CL&P repaid at maturity the $100 million 5.00 percent 2005 Series A First and Refunding Mortgage Bonds using short-term borrowings.  On April 1, 2015, CL&P also redeemed the $62 million 1996A Series 1.55 percent PCRBs that were subject to mandatory tender, using short term borrowings.

On May 20, 2015, CL&P issued $300 million of 4.15 percent 2015 Series A First and Refunding Mortgage Bonds due to mature in 2045.  The proceeds, net of issuance costs, were used to repay short-term borrowings.

On August 3, 2015, WMECO repaid at maturity the $50 million 5.24 percent Series C Senior Notes using short-term borrowings.

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

	Pension and SERP		Pension and SERP
Eversource	For the Three Months Ended		For the Six Months Ended
(Millions of Dollars)	June 30, 2015 (1)	June 30, 2014	June 30, 2015 (1)	June 30, 2014
Service Cost	$22.8	$19.1	$45.9	$41.5
Interest Cost	56.9	56.3	113.3	113.0
Expected Return on Plan Assets	(83.9)	(77.7)	(168.2)	(155.4)
Actuarial Loss	36.5	31.7	75.5	64.7
Prior Service Cost	0.9	1.1	1.8	2.1
Total Net Periodic Benefit Expense	$33.2	$30.5	$68.3	$65.9
Capitalized Pension Expense	$9.8	$8.7	$21.1	$18.4

	PBOP		PBOP
Eversource	For the Three Months Ended		For the Six Months Ended
(Millions of Dollars)	June 30, 2015 (1)	June 30, 2014	June 30, 2015 (1)	June 30, 2014
Service Cost	$3.9	$3.2	$8.1	$6.3
Interest Cost	11.7	12.1	23.6	24.7
Expected Return on Plan Assets	(16.9)	(15.8)	(33.7)	(31.6)
Actuarial Loss	1.7	3.0	3.4	6.0
Prior Service Credit	(0.2)	(0.7)	(0.2)	(1.4)
Total Net Periodic Benefit Expense	$0.2	$1.8	$1.2	$4.0
Capitalized PBOP Expense/(Income)	$(0.1)	$0.4	$-	$0.8

	Pension and SERP
	For the Three Months Ended June 30, 2015				For the Three Months Ended June 30, 2014
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH (1)	WMECO	CL&P	Electric	PSNH	WMECO
Service Cost	$6.2	$3.7	$3.1	$1.0	$5.0	$3.0	$2.3	$0.8
Interest Cost	12.9	10.0	6.1	2.6	12.4	10.3	5.8	2.5
Expected Return on Plan Assets	(19.8)	(17.5)	(10.1)	(4.7)	(18.7)	(15.7)	(9.3)	(4.4)
Actuarial Loss	8.0	8.7	2.9	1.6	8.2	5.9	2.8	1.7
Prior Service Cost	0.4	-	0.1	0.1	0.5	-	0.1	0.1
Total Net Periodic Benefit Expense	$7.7	$4.9	$2.1	$0.6	$7.4	$3.5	$1.7	$0.7
Intercompany Allocations	$5.8	$3.4	$1.6	$1.1	$7.5	$1.4	$2.1	$1.4
Capitalized Pension Expense	$4.7	$2.7	$0.9	$0.5	$4.4	$1.0	$0.8	$0.6

	Pension and SERP
	For the Six Months Ended June 30, 2015				For the Six Months Ended June 30, 2014
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH (1)	WMECO	CL&P	Electric	PSNH	WMECO
Service Cost	$12.2	$7.5	$6.0	$2.2	$10.2	$7.6	$5.1	$1.9
Interest Cost	25.4	20.1	12.1	5.2	25.7	20.6	12.3	5.2
Expected Return on Plan Assets	(39.4)	(35.1)	(20.2)	(9.4)	(38.0)	(31.5)	(19.5)	(9.0)
Actuarial Loss	16.2	18.4	5.8	3.2	17.3	11.7	6.0	3.5
Prior Service Cost	0.8	-	0.2	0.1	0.9	-	0.3	0.2
Total Net Periodic Benefit Expense	$15.2	$10.9	$3.9	$1.3	$16.1	$8.4	$4.2	$1.8
Intercompany Allocations	$12.2	$6.9	$3.4	$2.3	$14.3	$3.8	$4.2	$2.7
Capitalized Pension Expense	$9.4	$5.9	$1.7	$1.0	$9.3	$2.9	$1.7	$1.4

	PBOP
	For the Three Months Ended June 30, 2015				For the Three Months Ended June 30, 2014
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH (1)	WMECO	CL&P	Electric	PSNH	WMECO
Service Cost	$0.5	$1.3	$0.3	$0.1	$0.5	$0.8	$0.3	$0.1
Interest Cost	1.8	4.7	1.0	0.3	1.9	4.8	1.0	0.4
Expected Return on Plan Assets	(2.8)	(6.9)	(1.5)	(0.6)	(2.5)	(6.5)	(1.3)	(0.6)
Actuarial Loss/(Gain)	0.2	0.4	0.1	-	1.0	(0.2)	0.6	0.1
Prior Service Credit	-	(0.1)	-	-	-	(0.5)	-	-
Total Net Periodic Benefit Expense/(Income)	$(0.3)	$(0.6)	$(0.1)	$(0.2)	$0.9	$(1.6)	$0.6	$-
Intercompany Allocations	$0.4	$0.2	$0.1	$0.1	$1.1	$-	$0.3	$0.2
Capitalized PBOP Expense/(Income)	$(0.1)	$(0.2)	$-	$-	$0.5	$(0.5)	$0.2	$-

	PBOP
	For the Six Months Ended June 30, 2015				For the Six Months Ended June 30, 2014
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH (1)	WMECO	CL&P	Electric	PSNH	WMECO
Service Cost	$1.1	$2.7	$0.7	$0.2	$1.1	$1.6	$0.7	$0.2
Interest Cost	3.5	9.5	1.9	0.8	4.0	9.7	2.1	0.8
Expected Return on Plan Assets	(5.5)	(13.7)	(3.0)	(1.3)	(5.2)	(13.0)	(2.7)	(1.1)
Actuarial Loss/(Gain)	0.3	1.2	0.3	-	2.1	(0.3)	1.1	0.2
Prior Service Credit	-	(0.1)	-	-	-	(0.9)	-	-
Total Net Periodic Benefit Expense/(Income)	$(0.6)	$(0.4)	$(0.1)	$(0.3)	$2.0	$(2.9)	$1.2	$0.1
Intercompany Allocations	$0.9	$0.4	$0.2	$0.2	$2.2	$0.1	$0.6	$0.4
Capitalized PBOP Expense/(Income)	$(0.1)	$(0.1)	$0.1	$(0.1)	$1.0	$(1.0)	$0.4	$0.1

(1) Amounts exclude approximately $0.8 million and $1.6 million for the three and six months ended June 30, 2015, respectively, that represented amounts included in other deferred debits.

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

The number of environmental sites and reserves related to these sites for which remediation or long-term monitoring, preliminary site work or site assessment are being performed are as follows:

	As of June 30, 2015		As of December 31, 2014
		Reserve		Reserve
	Number of Sites	(in millions)	Number of Sites	(in millions)
Eversource	65	$46.2	65	$43.3
CL&P	15	4.9	16	3.8
NSTAR Electric	14	2.3	13	1.1
PSNH	12	3.4	13	5.2
WMECO	4	0.6	4	0.5

Included in the Eversource number of sites and reserve amounts above are former MGP sites that were operated several decades ago and manufactured gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment. The reserve balance related to these former MGP sites was $40 million and $38.8 million as of June 30, 2015 and December 31, 2014, respectively, and relates primarily to the natural gas business segment.

These estimates are subjective in nature as they take into consideration several different remediation options at each specific site. The reliability and precision of these estimates can be affected by several factors, including new information concerning either the level of contamination at the site, the extent of Eversource, CL&P, NSTAR Electric, PSNH, or WMECO's responsibility or the extent of remediation required, recently enacted laws and regulations or a change in the estimates due to certain economic factors.

B.

Guarantees and Indemnifications

Eversource parent provides credit assurances on behalf of its subsidiaries, including CL&P, NSTAR Electric, PSNH and WMECO, in the form of guarantees in the normal course of business.

Eversource parent also issued a guaranty on behalf of its subsidiary, NPT, under which, beginning at the time the Northern Pass Transmission line goes into commercial operation, Eversource parent will guarantee the financial obligations of NPT under the TSA in an amount not to exceed $25 million.  Eversource parent's obligations under the guaranty expire upon the full, final and indefeasible payment of the guaranteed obligations.

Eversource parent has provided a guaranty of various indemnification and other obligations as a result of the April 13, 2015 sale of substantially all of the assets of E.S. Boulos Company, an unregulated electrical contractor based in Maine and indirect subsidiary of Eversource Energy.  Eversource parent has also guaranteed certain indemnification and other obligations as a result of the sales of former unregulated subsidiaries and the termination of an unregulated business, with maximum exposures either not specified or not material.

Management does not anticipate a material impact to Net Income as a result of these various guarantees and indemnifications.

The following table summarizes Eversource parent's guarantees of its subsidiaries, including CL&P, NSTAR Electric, PSNH and WMECO, and guarantees to external parties, as of June 30, 2015:

		Maximum Exposure
Company	Description	(in millions)	Expiration Dates
On behalf of subsidiaries:
Various	Surety Bonds (1)	$33.8	2015 - 2016
Eversource Service and Rocky River Realty Company	Lease Payments for Vehicles and Real Estate	$12.7	2019 and 2024

On behalf of external parties:
Purchaser of E.S. Boulos Company and a bonding company	E.S. Boulos Company Indemnification	$42.1	2016 and 2020

(1)

Surety bond expiration dates reflect termination dates, the majority of which will be renewed or extended.  Certain surety bonds contain credit ratings triggers that would require Eversource parent to post collateral in the event that the unsecured debt credit ratings of Eversource are downgraded.

C.

FERC ROE Complaints

Three separate complaints have been filed at FERC by combinations of New England state attorneys general, state regulatory commissions, consumer advocates, consumer groups, municipal parties and other parties (the "Complainants").  In the first complaint, filed in 2011, the Complainants alleged that the NETOs' base ROE of 11.14 percent that had been utilized since 2006 was unjust and unreasonable, asserted that the rate was excessive due to changes in the capital markets, and sought an order to reduce it prospectively from the date of the final FERC order and for the 15-month period beginning October 1, 2011 to December 31, 2012 (the "first complaint refund period").  In the second and third complaints, filed in 2012 and 2014, the Complainants challenged the NETOs' base ROE and sought refunds for the respective 15-month periods beginning December 27, 2012 and July 31, 2014.

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

On March 3, 2015, FERC issued an order denying all issues raised on rehearing by the NETOs and Complainants in the first complaint.  The FERC order upheld the base ROE of 10.57 percent for the first complaint refund period and prospectively from October 16, 2014, and upheld that the utility's total ROE (the base ROE plus any incentive adders) for the transmission assets to which the adder applies is capped at the top of the zone of reasonableness, which is currently set at 11.74 percent.  As a result of the clarifying information in the March 2015 order related to the application of the ROE cap, Eversource adjusted its reserve in the first half of 2015 and recognized a pre-tax charge to earnings (excluding interest) of $20 million, of which $12.5 million was recorded at CL&P, $2.4 million at NSTAR Electric, $1 million at PSNH, and $4.1 million at WMECO.   The pre-tax charge was recorded as a regulatory liability and as a reduction to Operating Revenues.  The NETOs and Complainants have filed appeals to the D.C. Circuit Court of Appeals, which have been consolidated, and no schedule has been set.

For the second and third complaint proceedings, hearings were held in late June and early July 2015 before a FERC ALJ and initial briefs were filed on July 29, 2015.  The state parties, municipal utilities and FERC trial staff each believe that the base ROE should be reduced. The NETOs believe that the Complainants' positions are without merit, and the existing ROEs should be maintained.  The FERC ALJ’s initial decision is expected by December 30, 2015, and a final FERC order is expected in the third quarter of 2016.

D.

NSTAR Electric Basic Service Bad Debt Adder

On January 7, 2015, the DPU issued an order concluding that NSTAR Electric had removed energy-related bad debt costs from base distribution rates effective January 1, 2006.  The DPU ordered NSTAR Electric and the Massachusetts Attorney General to collaborate on the reconciliations of energy-related bad debt costs through 2014.  As a result of the DPU order, NSTAR Electric increased its regulatory assets and reduced operations and maintenance expense by $24.2 million in the first quarter, resulting in after-tax earnings of $14.5 million.  On May 5, 2015, NSTAR Electric filed for recovery of the energy-related bad debt costs regulatory asset from customers beginning July 1, 2015.  On June 24, 2015, the DPU delayed the effective date of NSTAR Electric’s proposed rate increase from July 1, 2015 to November 1, 2015 to allow for the DPU staff to review the reconciliations.  The established procedural schedule is expected to result in an approval of the proposed rate increase in the fourth quarter of 2015.

E.

PSNH Generation Restructuring

On June 10, 2015, Eversource and PSNH entered into the 2015 Public Service Company of New Hampshire Restructuring and Rate Stabilization Agreement (the Agreement) with the New Hampshire Office of Energy and Planning, certain members of the Staff of the NHPUC, the Office of Consumer Advocate, two State Senators, and several other parties.  The Agreement was filed with the NHPUC on the same day.  Under the terms of the Agreement, PSNH has agreed to pursue the divestiture of its generation assets upon NHPUC approval.  The Agreement is designed to provide a resolution of issues pertaining to PSNH's generation assets in pending regulatory proceedings before the NHPUC.  When implemented, the Agreement provides for the Clean Air Project prudence proceeding to be resolved and all remaining Clean Air Project costs to be included in rates effective January 1, 2016.  As part of the Agreement, PSNH has agreed to forego recovery of $25 million of the deferred equity return related to the Clean Air Project.  In addition, PSNH will not seek a general distribution rate increase effective before July 1, 2017 and will contribute $5 million to create a clean energy fund, which will not be recoverable from its customers.  In the second quarter of 2015, PSNH recorded the $5 million contribution as a long-term liability and an increase to Operations and Maintenance expense on the statements of income.

Upon completion of the divestiture process, all remaining stranded costs, including any remaining deferred equity return in excess of the $25 million that PSNH has agreed to forego, will be recovered via bonds that will be secured by a non-bypassable charge in rates billed to PSNH's customers.

Implementation of the Agreement is subject to NHPUC approval, which is expected in late 2015.

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

	As of June 30, 2015		As of December 31, 2014
Eversource	Carrying	Fair	Carrying	Fair
(Millions of Dollars)	Amount	Value	Amount	Value
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$154.8	$155.6	$153.6
Long-Term Debt	8,968.5	9,329.9	8,851.6	9,451.2

	As of June 30, 2015
	CL&P		NSTAR Electric		PSNH		WMECO
	Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Millions of Dollars)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
Preferred Stock Not Subject to Mandatory Redemption	$116.2	$113.0	$43.0	$41.8	$-	$-	$-	$-
Long-Term Debt	2,975.1	3,242.9	1,792.7	1,916.6	1,076.3	1,133.0	628.0	658.0

	As of December 31, 2014
	CL&P		NSTAR Electric		PSNH		WMECO
	Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Millions of Dollars)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
Preferred Stock Not Subject to Mandatory Redemption	$116.2	$112.0	$43.0	$41.6	$-	$-	$-	$-
Long-Term Debt	2,842.0	3,214.5	1,797.4	1,993.5	1,076.3	1,137.9	628.5	689.4

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

10.

ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in accumulated other comprehensive income/(loss) by component, net of tax, is as follows:

	For the Six Months Ended June 30, 2015				For the Six Months Ended June 30, 2014
	Qualified	Unrealized			Qualified	Unrealized
	Cash Flow	Gains/(Losses)	Defined		Cash Flow	Gains on	Defined
Eversource	Hedging	on Marketable	Benefit		Hedging	Marketable	Benefit
(Millions of Dollars)	Instruments	Securities	Plans	Total	Instruments	Securities	Plans	Total
Balance as of Beginning of Period	$(12.4)	$0.7	$(62.3)	$(74.0)	$(14.4)	$0.4	$(32.0)	$(46.0)

OCI Before Reclassifications	-	(1.1)	(0.4)	(1.5)	-	0.5	1.2	1.7
Amounts Reclassified from AOCI	1.0	-	2.5	3.5	1.0	-	1.8	2.8
Net OCI	1.0	(1.1)	2.1	2.0	1.0	0.5	3.0	4.5
Balance as of End of Period	$(11.4)	$(0.4)	$(60.2)	$(72.0)	$(13.4)	$0.9	$(29.0)	$(41.5)

Eversource's qualified cash flow hedging instruments represent interest rate swap agreements on debt issuances that were settled in prior years.  The settlement amount was recorded in AOCI and is being amortized into Net Income over the term of the underlying debt instrument.  CL&P, PSNH and WMECO continue to amortize interest rate swaps settled in prior years from AOCI into Interest Expense over the remaining life of the associated long-term debt, which are not material to their respective financial statements.  The amortization expense of actuarial gains and losses on the defined benefit plans is amortized from AOCI into Operations and Maintenance over the average future employee service period, and is reflected in amounts reclassified from AOCI.  The related tax effects of the reclassification adjustments are not material to the financial statements for the six months ended June 30, 2015 and 2014.

11.

COMMON SHARES

The following table sets forth the Eversource parent common shares and the shares of common stock of CL&P, NSTAR Electric, PSNH and WMECO that were authorized and issued and the respective per share par values:

	Shares
		Authorized as of
	Per Share	June 30, 2015 and	Issued as of
	Par Value	December 31, 2014	June 30, 2015	December 31, 2014
Eversource	$5	380,000,000	333,833,308	333,359,172
CL&P	$10	24,500,000	6,035,205	6,035,205
NSTAR Electric	$1	100,000,000	100	100
PSNH	$1	100,000,000	301	301
WMECO	$25	1,072,471	434,653	434,653

As of June 30, 2015 and December 31, 2014, there were 16,671,366 and 16,375,835 Eversource common shares held as treasury shares, respectively.  As of June 30, 2015 and December 31, 2014, Eversource common shares outstanding were 317,161,942 and 316,983,337, respectively.  In May 2015, the Company repurchased 532,521 treasury shares at a share price of $47.94.

12.

COMMON SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

Dividends on the preferred stock of CL&P and NSTAR Electric totaled $1.9 million for the three months ended June 30, 2015 and 2014 and $3.8 million for the six months ended June 30, 2015 and 2014.  These dividends were presented as Net Income Attributable to Noncontrolling Interests on the Eversource statements of income.  Common Shareholders' Equity was fully attributable to the parent and Noncontrolling Interest – Preferred Stock of Subsidiaries was fully attributable to the noncontrolling interest on the Eversource balance sheets.

13.

EARNINGS PER SHARE

Basic EPS is computed based upon the weighted average number of common shares outstanding during each period.  Diluted EPS is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect of certain share-based compensation awards as if they were converted into common shares.  For the three and six months ended June 30, 2015 and 2014, there were no antidilutive share awards excluded from the computation.

The following table sets forth the components of basic and diluted EPS:

Eversource	For the Three Months Ended		For the Six Months Ended
(Millions of Dollars, except share information)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net Income Attributable to Controlling Interest	$207.5	$127.4	$460.8	$363.3

Weighted Average Common Shares Outstanding:
Basic	317,613,166	315,950,510	317,352,004	315,742,511
Dilutive Effect	946,402	1,162,291	1,173,374	1,259,950
Diluted	318,559,568	317,112,801	318,525,378	317,002,461
Basic and Diluted EPS	$0.65	$0.40	$1.45	$1.15

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

14.

SEGMENT INFORMATION

Presentation:  Eversource is organized between the Electric Distribution, Electric Transmission and Natural Gas Distribution reportable segments and Other based on a combination of factors, including the characteristics of each segments' products and services, the sources of operating revenues and expenses and the regulatory environment in which each segment operates.  These reportable segments represent substantially all of Eversource's total consolidated revenues.  Revenues from the sale of electricity and natural gas primarily are derived from residential, commercial and industrial customers and are not dependent on any single customer.  The Electric Distribution reportable segment includes the generation activities of PSNH and WMECO.

The remainder of Eversource's operations is presented as Other in the tables below and primarily consists of 1) the equity in earnings of Eversource parent from its subsidiaries and intercompany interest income, both of which are eliminated in consolidation, and interest expense related to the debt of Eversource parent, 2) the revenues and expenses of Eversource Service, most of which are eliminated in consolidation, 3) the operations of CYAPC and YAEC, and 4) the results of other unregulated subsidiaries, which are not part of its core business.

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

Eversource's segment information is as follows:

	For the Three Months Ended June 30, 2015
Eversource	Electric	Natural Gas	Electric
(Millions of Dollars)	Distribution	Distribution	Transmission	Other	Eliminations	Total
Operating Revenues	$1,382.7	$186.0	$267.8	$203.7	$(223.1)	$1,817.1
Depreciation and Amortization	(98.5)	(17.7)	(39.7)	(7.1)	0.5	(162.5)
Other Operating Expenses	(1,052.1)	(150.2)	(73.1)	(190.7)	223.5	(1,242.6)
Operating Income	232.1	18.1	155.0	5.9	0.9	412.0
Interest Expense	(45.6)	(9.1)	(26.3)	(12.4)	1.1	(92.3)
Other Income, Net	5.5	0.3	5.1	220.1	(218.1)	12.9
Net Income Attributable to Controlling Interest	$120.9	$5.3	$80.4	$217.0	$(216.1)	$207.5

	For the Six Months Ended June 30, 2015
Eversource	Electric	Natural Gas	Electric
(Millions of Dollars)	Distribution	Distribution	Transmission	Other	Eliminations	Total
Operating Revenues	$3,142.8	$693.4	$516.8	$443.7	$(466.2)	$4,330.5
Depreciation and Amortization	(257.6)	(35.9)	(80.1)	(14.3)	1.0	(386.9)
Other Operating Expenses	(2,395.0)	(538.7)	(147.2)	(419.9)	466.7	(3,034.1)
Operating Income	490.2	118.8	289.5	9.5	1.5	909.5
Interest Expense	(93.2)	(18.1)	(53.9)	(24.1)	2.2	(187.1)
Other Income, Net	7.6	0.1	8.1	535.0	(532.2)	18.6
Net Income Attributable to Controlling Interest	$251.4	$61.0	$147.0	$529.9	$(528.5)	$460.8
Cash Flows Used for Investments in Plant	$319.8	$67.5	$328.7	$24.4	$-	$740.4

	For the Three Months Ended June 30, 2014
Eversource	Electric	Natural Gas	Electric
(Millions of Dollars)	Distribution	Distribution	Transmission	Other	Eliminations	Total
Operating Revenues	$1,261.8	$195.5	$206.9	$184.7	$(171.3)	$1,677.6
Depreciation and Amortization	(89.3)	(16.9)	(37.0)	(7.7)	2.3	(148.6)
Other Operating Expenses	(991.5)	(166.5)	(71.0)	(174.9)	168.9	(1,235.0)
Operating Income	181.0	12.1	98.9	2.1	(0.1)	294.0
Interest Expense	(47.2)	(8.7)	(28.8)	(9.1)	1.3	(92.5)
Other Income, Net	2.9	-	2.7	137.7	(137.8)	5.5
Net Income Attributable to Controlling Interest	$83.4	$2.0	$43.9	$133.3	$(135.2)	$127.4

	For the Six Months Ended June 30, 2014
Eversource	Electric	Natural Gas	Electric
(Millions of Dollars)	Distribution	Distribution	Transmission	Other	Eliminations	Total
Operating Revenues	$2,847.8	$628.3	$458.9	$356.9	$(323.7)	$3,968.2
Depreciation and Amortization	(238.2)	(34.6)	(74.0)	(14.7)	4.1	(357.4)
Other Operating Expenses	(2,202.4)	(487.9)	(137.3)	(340.3)	318.8	(2,849.1)
Operating Income	407.2	105.8	247.6	1.9	(0.8)	761.7
Interest Expense	(94.6)	(17.1)	(54.3)	(18.7)	2.2	(182.5)
Other Income, Net	4.3	0.1	4.2	432.4	(433.8)	7.2
Net Income Attributable to Controlling Interest	$195.6	$54.1	$118.8	$424.9	$(430.1)	$363.3
Cash Flows Used for Investments in Plant	$335.6	$68.6	$289.3	$30.5	$-	$724.0

The following table summarizes Eversource's segmented total assets:

Eversource	Electric	Natural Gas	Electric
(Millions of Dollars)	Distribution	Distribution	Transmission	Other	Eliminations	Total
As of June 30, 2015	$17,872.9	$2,933.4	$7,589.7	$12,455.7	$(10,971.8)	$29,879.9
As of December 31, 2014	17,563.4	3,030.9	7,625.6	12,682.5	(11,124.4)	29,778.0

EVERSOURCE ENERGY AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related combined notes included in this combined Quarterly Report on Form 10-Q, the First Quarter 2015 Form 10-Q, and the 2014 Annual Report on Form 10-K.  References in this Form 10-Q to "Eversource," the "Company," "we," "us," and "our" refer to Eversource and its consolidated subsidiaries.  All per share amounts are reported on a diluted basis.  The unaudited condensed consolidated financial statements of Eversource, NSTAR Electric and PSNH and the unaudited condensed financial statements of CL&P and WMECO are herein collectively referred to as the "financial statements."

Refer to the Glossary of Terms included in this combined Quarterly Report on Form 10-Q for abbreviations and acronyms used throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The only common equity securities that are publicly traded are common shares of Eversource.  The earnings and EPS of each business discussed below do not represent a direct legal interest in the assets and liabilities of such business but rather represent a direct interest in our assets and liabilities as a whole.  EPS by business is a financial measure not recognized under GAAP that is calculated by dividing the Net Income Attributable to Controlling Interest of each business by the weighted average diluted Eversource common shares outstanding for the period.  The discussion below also includes non-GAAP financial measures referencing our second quarter and first half of 2015 and 2014 earnings and EPS excluding certain Eversource parent integration costs and second quarter 2015 integration costs incurred by our regulated companies, primarily CL&P.  We use these non-GAAP financial measures to evaluate and to provide details of earnings by business and to more fully compare and explain our second quarter and first half of 2015 and 2014 results without including the impact of these items.  Due to the nature and significance of these items on Net Income Attributable to Controlling Interest, we believe that the non-GAAP presentation is more representative of our financial performance and provides additional and useful information to readers of this report in analyzing historical and future performance by business.  These non-GAAP financial measures should not be considered as an alternative to reported Net Income Attributable to Controlling Interest or EPS determined in accordance with GAAP as an indicator of operating performance.

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

Financial Condition and Business Analysis

Executive Summary

The following items in this executive summary are explained in more detail in this combined Quarterly Report on Form 10-Q:

Results:

•

We earned $207.5 million, or $0.65 per share, in the second quarter of 2015, and $460.8 million, or $1.45 per share, in the first half of 2015, compared with $127.4 million, or $0.40 per share, in the second quarter of 2014 and $363.3 million, or $1.15 per share, in the first half of 2014.  Excluding integration costs, we earned $209.6 million, or $0.66 per share, in the second quarter of 2015, and $466.9 million, or $1.47 per share, in the first half of 2015, compared with $131.9 million, or $0.42 per share, in the second quarter of 2014, and $373.7 million, or $1.18 per share, in the first half of 2014.

•

Our electric distribution segment, which includes generation, earned $120.9 million, or $0.38 per share, in the second quarter of 2015, and $251.4 million, or $0.80 per share, in the first half of 2015, compared with earnings of $83.4 million, or $0.26 per share, in the second quarter of 2014 and $195.6 million, or $0.62 per share, in the first half of 2014.  Second quarter and first half 2015 results reflect $0.7 million of after-tax integration costs.  Our transmission segment earned $80.4 million, or $0.25 per share, in the second quarter of 2015, and $147 million, or $0.46 per share, in the first half of 2015, compared with $43.9 million, or $0.14 per share, in the second quarter of 2014, and $118.8 million, or $0.37 per share, in the first half of 2014.  Our natural gas distribution segment earned $5.3 million, or $0.02 per share, in the second quarter of 2015, and $61 million, or $0.19 per share, in the first half of 2015, compared with $2 million, or $0.01 per share, in the second quarter of 2014 and $54.1 million, or $0.17 per share, in the first half of 2014.

•

Eversource parent and other companies had net earnings of $0.9 million in the second quarter of 2015 and $1.4 million in the first half of 2015, compared with net losses of $1.9 million, or $0.01 per share, in the second quarter of 2014 and $5.2 million, or $0.01 per share, in the first half of 2014.  Second quarter and first half 2015 results reflect $1.4 million, or $0.01 per share, and $5.4 million, or $0.02 per share, respectively, of after-tax integration costs.  Second quarter and first half 2014 results reflect $4.5 million, or $0.02 per share, and $10.4 million, or $0.03 per share, respectively, of after-tax integration costs.

Liquidity:

•

Cash flows provided by operating activities totaled $855.6 million in the first half of 2015, compared with $896.7 million in the first half of 2014.  Investments in property, plant and equipment totaled $740.4 million in the first half of 2015, compared with $724 million in the first half of 2014.  Cash and cash equivalents totaled $36.5 million as of June 30, 2015, compared with $38.7 million as of December 31, 2014.

•

On May 20, 2015, CL&P issued $300 million of 4.15 percent 2015 Series A First and Refunding Mortgage Bonds due to mature in 2045.  The proceeds, net of issuance costs, were used to repay short-term borrowings.

•

On April 29, 2015, our Board of Trustees approved a common share dividend payment of $0.4175 per share, which was paid on June 30, 2015 to shareholders of record as of May 29, 2015.

Overview

Consolidated:  A summary of our earnings by business, which also reconciles the non-GAAP financial measures of consolidated non-GAAP earnings and EPS, as well as EPS by business, to the most directly comparable GAAP measures of consolidated Net Income Attributable to Controlling Interest and diluted EPS, for the second quarter and first half of 2015 and 2014, is as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Millions of Dollars, Except	2015		2014		2015		2014
Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income Attributable to Controlling Interest (GAAP)	$207.5	$0.65	$127.4	$0.40	$460.8	$1.45	$363.3	$1.15
Regulated Companies	$207.3	$0.65	$129.3	$0.41	$460.1	$1.45	$368.5	$1.16
ES Parent and Other Companies	2.3	0.01	2.6	0.01	6.8	0.02	5.2	0.02
Non-GAAP Earnings	209.6	0.66	131.9	0.42	466.9	1.47	373.7	1.18
Integration Costs (after-tax)	(2.1)	(0.01)	(4.5)	(0.02)	(6.1)	(0.02)	(10.4)	(0.03)
Net Income Attributable to Controlling Interest (GAAP)	$207.5	$0.65	$127.4	$0.40	$460.8	$1.45	$363.3	$1.15

The 2015 and 2014 integration costs are costs associated with our branding efforts and severance costs.  The branding costs are not recoverable in rates charged to our customers.

Regulated Companies:  Our Regulated companies consist of the electric distribution, transmission, and natural gas distribution segments.  Generation activities of PSNH and WMECO are included in our electric distribution segment.  A summary of our segment earnings and EPS for the second quarter and first half of 2015 and 2014 is as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Millions of Dollars, Except	2015		2014		2015		2014
Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Electric Distribution	$121.6	$0.38	$83.4	$0.26	$252.1	$0.80	$195.6	$0.62
Transmission	80.4	0.25	43.9	0.14	147.0	0.46	118.8	0.37
Natural Gas Distribution	5.3	0.02	2.0	0.01	61.0	0.19	54.1	0.17
Non-GAAP Earnings	207.3	0.65	129.3	0.41	460.1	1.45	368.5	1.16
Integration Costs (after-tax)	(0.7)	-	-	-	(0.7)	-	-	-
Net Income - Regulated Companies	$206.6	$0.65	$129.3	$0.41	$459.4	$1.45	$368.5	$1.16

The second quarter 2015 regulated companies’ integration costs include costs incurred for severance in connection with reorganizational and cost saving initiatives.

Excluding integration costs, our electric distribution segment earnings increased $38.2 million in the second quarter of 2015, as compared to the second quarter of 2014, due primarily to the impact of the December 1, 2014 CL&P base distribution rate increase, the PURA-approved settlement agreement, which increased CL&P’s distribution revenues through an adjustment to rate base associated with accumulated deferred income taxes (ADIT), a decrease in operations and maintenance costs primarily attributable to lower labor and employee benefits expense, and an increase in the recovery of LBR at NSTAR Electric related to 2015 energy efficiency programs.  Partially offsetting these favorable earnings impacts were a $5 million contribution to create a clean energy fund that was recorded in the second quarter of 2015 in connection with the PSNH divestiture agreement, which is not recoverable from customers, higher depreciation expense and higher property taxes.

Excluding integration costs, our electric distribution segment earnings increased $56.5 million in the first half of 2015, as compared to the first half of 2014, due primarily to the impact of the December 1, 2014 CL&P base distribution rate increase, the $27.5 million favorable earnings impact related to the resolution of NSTAR Electric’s basic service bad debt adder, settlement with the Massachusetts Attorney General on eleven open dockets covering the CPSL program filings and the recovery of LBR related to 2009 through 2011 energy efficiency programs at NSTAR Electric, the impact of the PURA-approved settlement agreement, which increased CL&P’s distribution revenues, an increase in the recovery of LBR at NSTAR Electric related to 2015 energy efficiency programs, and a decrease in operations and maintenance costs primarily attributable to lower labor and employee benefits expense.  Partially offsetting these favorable earnings impacts were a $5 million contribution to create a clean energy fund in connection with the PSNH divestiture agreement, higher depreciation expense and higher property taxes.

Our transmission segment earnings increased $36.5 million in the second quarter of 2015, as compared to the second quarter of 2014, due primarily to the absence of the $32.1 million after-tax reserve recorded in 2014 for the FERC ROE complaint proceedings and a higher transmission rate base as a result of an increased investment in our transmission infrastructure.  These favorable earnings impacts were partially offset by the negative earnings impact resulting from the lower allowed ROE in the second quarter of 2015, as compared to the second quarter of 2014.

Our transmission segment earnings increased $28.2 million in the first half of 2015, as compared to the first half of 2014, due primarily to the impact of a lower reserve recorded in 2015, as compared to 2014, for the FERC ROE complaint proceedings ($12.4 million in 2015 as compared to $32.1 million in 2014), and a higher transmission rate base as a result of an increased investment in our transmission infrastructure.  These favorable earnings impacts were partially offset by the negative earnings impact resulting from the lower allowed ROE in the first half of 2015, as compared to the first half of 2014.

Our natural gas distribution segment earnings increased $3.3 million in the second quarter of 2015, as compared to the second quarter of 2014, due primarily to a decrease in operations and maintenance costs primarily attributable to lower labor and employee benefits expense, partially offset by lower firm natural gas sales volumes, higher property taxes and higher depreciation expense.

Our natural gas distribution segment earnings increased $6.9 million in the first half of 2015, as compared to the first half of 2014, due primarily to higher firm natural gas sales volumes and peak demand revenues resulting from colder weather in the first quarter of 2015, as compared to the first quarter of 2014, additional natural gas heating customers, and a decrease in operations and maintenance costs primarily attributable to lower labor and employee benefits expense.  These favorable earnings impacts were partially offset by higher property taxes and higher depreciation expense.

A summary of our retail electric GWh sales volumes and percentage changes, as well as percentage changes in CL&P, NSTAR Electric, PSNH and WMECO retail electric GWh sales volumes, is as follows:

	For the Three Months Ended June 30, 2015 Compared to 2014
	Eversource			CL&P	NSTAR Electric	PSNH	WMECO
	Sales Volumes (GWh)		Percentage	Percentage	Percentage	Percentage	Percentage
Electric	2015	2014	Increase/(Decrease)	Increase/(Decrease)	Increase/(Decrease)	Increase/(Decrease)	Increase/(Decrease)
Residential	4,520	4,510	0.2%	0.6%	0.2%	- %	(1.8)%
Commercial	6,594	6,591	0.1%	(0.8)%	0.3%	1.5%	0.6%
Industrial	1,405	1,435	(2.1)%	(2.8)%	(2.7)%	(0.2)%	(2.6)%
Total	12,519	12,536	(0.1)%	(0.5)%	0.1%	0.6%	(1.0)%

	For the Six Months Ended June 30, 2015 Compared to 2014
	Eversource			CL&P	NSTAR Electric	PSNH	WMECO
	Sales Volumes (GWh)		Percentage	Percentage	Percentage	Percentage	Percentage
Electric	2015	2014	Increase/(Decrease)	Increase/(Decrease)	Increase/(Decrease)	Increase/(Decrease)	Increase/(Decrease)
Residential	10,737	10,650	0.8%	1.0%	1.0%	0.9%	(1.1) %
Commercial	13,526	13,456	0.5%	(0.1) %	1.1%	0.2%	0.2%
Industrial	2,705	2,778	(2.6) %	(1.9) %	(3.6) %	(2.4) %	(3.6) %
Total	26,968	26,884	0.3%	0.2%	0.8%	0.1%	(1.0) %

A summary of our firm natural gas sales volumes in million cubic feet and percentage changes is as follows:

	For the Three Months Ended June 30, 2015 Compared to 2014			For the Six Months Ended June 30, 2015 Compared to 2014
	Sales (million cubic feet)		Percentage	Sales (million cubic feet)		Percentage
Firm Natural Gas	2015	2014	Increase/(Decrease)	2015	2014	Increase/(Decrease)
Residential	5,160	5,169	(0.2)%	26,615	24,981	6.5%
Commercial	6,939	6,839	1.5%	28,388	26,467	7.3%
Industrial	4,682	4,916	(4.7)%	12,350	12,393	(0.4) %
Total	16,781	16,924	(0.8)%	67,353	63,841	5.5%
Total, Net of Special Contracts (1)	15,702	15,895	(1.2)%	65,083	61,445	5.9%

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

For CL&P (effective December 1, 2014) and WMECO, fluctuations in retail electric sales volumes do not impact earnings due to their respective regulatory commission approved revenue decoupling mechanisms.  Distribution revenues are decoupled from their customer sales volumes.  CL&P and WMECO reconcile their annual base distribution rate recovery to pre-established levels of baseline distribution delivery service revenues.  Any difference between the allowed level of distribution revenue and the actual amount incurred during a 12-month period is adjusted through rates in the following period.  The decoupling mechanism effectively breaks the relationship between sales volumes and revenues recognized.  Prior to December 1, 2014, CL&P earned LBR related to reductions in sales volume as a result of successful energy efficiency programs.  LBR was recovered from retail customers through the FMCC.  Effective December 1, 2014, CL&P no longer earns LBR due to its revenue decoupling mechanism.  NSTAR Electric continues to recognize LBR through December 31, 2015 in accordance with the 2012 DPU-approved comprehensive merger settlement agreement with the Massachusetts Attorney General.  For the first half of 2015 and 2014, NSTAR Electric recognized LBR of $27.7 million and $16.1 million, respectively.

For the second quarter of 2015, our consolidated retail electric sales volumes remained relatively unchanged, as compared to the same period in 2014.  Although the second quarter of 2015 cooling degree days were 37 percent higher in Connecticut and western Massachusetts, 13 percent lower in the Boston metropolitan area, and 62 percent higher in New Hampshire, as compared to the second quarter of 2014, the weather did not have a significant impact on sales volumes.  Weather-normalized Eversource consolidated retail electric sales volumes decreased 0.8 percent in the second quarter of 2015, as compared to the second quarter of 2014.  The decrease was due primarily to an increase in conservation efforts primarily by our residential customers, including the impact of company-sponsored energy efficiency programs.

For the first half of 2015, our consolidated retail electric sales volumes were 0.3 percent higher, as compared to the same period in 2014, due primarily to the impact of colder winter weather experienced in the first quarter of 2015 throughout our service territories.  The first half of 2015 heating degree days were 2 percent higher in Connecticut and western Massachusetts, 8 percent higher in the Boston metropolitan area, and 1 percent higher in New Hampshire, as compared to the first half of 2014.  Weather-normalized Eversource consolidated retail electric sales volumes decreased 0.7 percent in the first half of 2015, as compared to the first half of 2014.  The decrease was due primarily to an increase in conservation efforts primarily by our residential customers, including the impact of company-sponsored energy efficiency programs.

Our firm natural gas sales are subject to many of the same influences as our retail electric sales.  In addition, they have benefited from customer growth in both our natural gas distribution companies.  In the second quarter and first half of 2015, consolidated firm natural gas sales volumes, consisting of the firm natural gas sales volumes of Yankee Gas and NSTAR Gas, were lower, as compared to the second quarter of 2014, and higher, as compared to the first half of 2014.  Second quarter 2015 firm natural gas sales volumes were negatively impacted by warmer than normal weather and an increase in customer conservation efforts.  First half 2015 firm natural gas sales volumes were favorably impacted by colder winter weather experienced throughout our natural gas service territories in the first quarter of 2015 and customer growth in the first half of 2015, as compared to the same periods in 2014.  The second quarter and first half of 2015 weather-normalized Eversource consolidated firm natural gas sales volumes increased, as compared to the same periods in 2014, due primarily to residential and commercial customer growth and improved economic conditions.

Eversource Parent and Other Companies:  Eversource parent and other companies, which include our unregulated businesses, had net earnings of $0.9 million and $1.4 million in the second quarter and first half of 2015, respectively, compared with net losses of $1.9 million and $5.2 million in the second quarter and first half of 2014, respectively.  Excluding the impact of integration costs, Eversource parent and other companies earned $2.3 million and $6.8 million in the second quarter and first half of 2015, respectively, compared with $2.6 million and $5.2 million in the second quarter and first half of 2014, respectively.  The earnings increase in the first half of 2015 was due primarily to the absence of a $2.5 million contribution made in March 2014.

Liquidity

Consolidated:  Cash and cash equivalents totaled $36.5 million as of June 30, 2015, compared with $38.7 million as of December 31, 2014.

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

On May 20, 2015, CL&P issued $300 million of 4.15 percent 2015 Series A First and Refunding Mortgage Bonds due to mature in 2045.  The proceeds, net of issuance costs, were used to repay short-term borrowings.

On August 3, 2015, WMECO repaid at maturity the $50 million 5.24 percent Series C Senior Notes using short-term borrowings.

On June 16, 2015, the FERC granted authorization to allow CL&P and WMECO to incur total short-term borrowings up to a maximum of $600 million and $300 million, respectively, effective January 1, 2016 through December 31, 2017.

Eversource parent, CL&P, PSNH, WMECO, NSTAR Gas and Yankee Gas are parties to a five-year $1.45 billion revolving credit facility that expires September 6, 2019.  The facility serves to backstop Eversource parent's $1.45 billion commercial paper program.  The commercial paper program allows Eversource parent to issue commercial paper as a form of short-term debt.  As of June 30, 2015 and December 31, 2014, Eversource parent had $576.5 million and approximately $1.1 billion, respectively, in short-term borrowings outstanding under the Eversource parent commercial paper program, leaving $873.5 million and $348.9 million of available borrowing capacity as of June 30, 2015 and December 31, 2014, respectively.  The weighted-average interest rate on these borrowings as of June 30, 2015 and December 31, 2014 was 0.40 percent and 0.43 percent, respectively.  As of June 30, 2015, there were intercompany loans from Eversource parent of $85.6 million to CL&P, $133.5 million to PSNH and $60.6 million to WMECO.  As of December 31, 2014, there were intercompany loans from Eversource parent of $133.4 million to CL&P, $90.5 million to PSNH and $21.4 million to WMECO.

NSTAR Electric has a five-year $450 million revolving credit facility that expires September 6, 2019.  The facility serves to backstop NSTAR Electric's $450 million commercial paper program.  As of June 30, 2015 and December 31, 2014, NSTAR Electric had $377.2 million and $302 million, respectively, in short-term borrowings outstanding under its commercial paper program, leaving $72.8 million and $148 million of available borrowing capacity as of June 30, 2015 and December 31, 2014, respectively.  The weighted-average interest rate on these borrowings as of June 30, 2015 and December 31, 2014 was 0.19 percent and 0.27 percent, respectively.

Cash flows provided by operating activities totaled $855.6 million in the first half of 2015, compared with $896.7 million in the first half of 2014.  The decrease in operating cash flows was due primarily to the timing of regulatory recoveries, resulting from both increased purchased power and congestion costs at NSTAR Electric, WMECO and CL&P, along with the timing of collections and payments related to our working capital items, including accounts receivable and accounts payable.  Accounts receivable increased due primarily to increases in both CL&P’s and NSTAR Electric’s basic service rates effective January 1, 2015, and the increase in CL&P's base distribution rates effective December 1, 2014.  Also contributing to the decrease in operating cash flows was the absence of the receipt of $125.7 million in DOE Phase II Damages proceeds received on June 1, 2014 from the Yankee Companies.  Partially offsetting these unfavorable cash flow impacts were net income tax refunds of $119.5 million received in the first half of 2015 primarily related to the extension of the accelerated deduction of depreciation, as compared to income tax payments of approximately $158 million in the first half of 2014.  In addition, there was a decrease of $9.6 million of Pension and PBOP Plan cash contributions in the first half of 2015, as compared to the same period in 2014.

On June 2, 2015, Fitch changed the outlooks to positive from stable of CL&P, PSNH and WMECO and affirmed its corporate credit ratings of Eversource Parent, CL&P, NSTAR Electric, PSNH, WMECO and NSTAR Gas.  On May 19, 2015, Moody's changed the outlooks to positive from stable and affirmed its corporate credit ratings of PSNH and WMECO.  On April 23, 2015, S&P upgraded the corporate credit ratings by one level and changed the outlooks to stable from positive of Eversource parent, CL&P, NSTAR Electric, PSNH, WMECO, Yankee Gas and NSTAR Gas.  A summary of our corporate credit ratings and outlooks by Moody's, S&P and Fitch is as follows:

	Moody's		S&P		Fitch
	Current	Outlook	Current	Outlook	Current	Outlook
ES Parent	Baa1	Stable	A	Stable	BBB+	Stable
CL&P	Baa1	Stable	A	Stable	BBB+	Positive
NSTAR Electric	A2	Stable	A	Stable	A	Stable
PSNH	Baa1	Positive	A	Stable	BBB+	Positive
WMECO	A3	Positive	A	Stable	BBB+	Positive

In the first half of 2015, we paid cash dividends on common shares of $264.9 million, compared with $237.2 million in the first half of 2014.  On April 29, 2015, our Board of Trustees approved a common share dividend payment of $0.4175 per share, which was paid on June 30, 2015 to shareholders of record as of May 29, 2015.

In the first half of 2015, CL&P, NSTAR Electric, PSNH, and WMECO paid $98 million, $99 million, $53 million, and $18.6 million, respectively, in common stock dividends to Eversource parent.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized portions of pension expense.  In the first half of 2015, investments for Eversource, CL&P, NSTAR Electric, PSNH, and WMECO were $740.4 million, $242.3 million, $188.1 million, $140.2 million, and $63 million, respectively.

Business Development and Capital Expenditures

Our consolidated capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized portions of pension expense (all of which are non-cash factors), totaled $770.9 million in the first half of 2015, compared with $706.2 million in the first half of 2014.  These amounts included $28.5 million and $25.5 million in the first half of 2015 and 2014, respectively, related to information technology and facilities upgrades and enhancements, primarily at Eversource Service and The Rocky River Realty Company.

Natural Gas Transmission Business:

Access Northeast:  In September 2014, Eversource and Spectra Energy Corp announced Access Northeast, a natural gas pipeline and storage project.  Access Northeast will enhance the Algonquin and Maritimes pipeline systems using existing routes and will include two new LNG storage tanks and liquefaction and vaporization facilities in Acushnet, Massachusetts that will be connected to the Algonquin gas pipeline.  The project is expected to be capable of delivering approximately one billion cubic feet of additional natural gas per day to New England.  Eversource and Spectra Energy Corp will each own 40 percent interest in the project, and National Grid will own 20 percent interest in the project.  The project is subject to FERC approval and the total project cost for both the pipeline and the LNG storage is expected to be approximately $3 billion with anticipated in-service dates commencing in November 2018.  We plan to initiate the FERC siting and permitting process later this year.

In December 2014, Eversource and Spectra Energy Corp announced an alliance with Iroquois Gas Transmission for the Access Northeast project.  This alliance will provide New England electric and natural gas distribution companies with additional access to natural gas supplies from multiple, diverse receipt points along the Spectra Energy Corp and Iroquois pipeline systems.

Electric Transmission Business:  Overall, transmission business capital expenditures increased by $52.2 million in the first half of 2015, as compared to the first half of 2014.  A summary of transmission capital expenditures by company is as follows:

	For the Six Months Ended June 30,
(Millions of Dollars)	2015	2014
CL&P	$99.1	$111.6
NSTAR Electric	86.8	70.2
PSNH	70.2	44.3
WMECO	49.2	33.1
NPT	18.5	12.4
Total Transmission Segment	$323.8	$271.6

NEEWS:  The Interstate Reliability Project (IRP) includes CL&P's construction of an approximately 40-mile, 345-kV overhead line from Lebanon, Connecticut to the Connecticut-Rhode Island border in Thompson, Connecticut where it will connect to transmission enhancements being constructed by National Grid in Rhode Island and Massachusetts.  Construction has been underway in all three states since March 2014.  Eversource's portion of the cost is estimated to be $218 million, and we expect to complete IRP by the end of 2015.  As of June 30, 2015, CL&P had placed $191.6 million in service with minimal remaining close-out activities continuing throughout the remainder of 2015.

The Greater Hartford Central Connecticut (GHCC) solutions are comprised of many 115-kV upgrades and are expected to cost approximately $350 million and be placed in service from 2016 through 2018.  ISO-NE posted the final Solutions Study for GHCC in late February 2015.  ISO-NE approved our Proposed Plan Applications on April 16, 2015.  In 2015, we filed siting applications for these projects that were subsequently approved by the Connecticut Siting Council, allowing us to commence construction on the project in July 2015.  Additional siting applications are expected to be filed throughout 2015 and 2016.  All GHCC projects are expected to be completed in late 2018.

Through June 30, 2015, CL&P and WMECO capitalized $390.8 million and $573.9 million, respectively, in costs associated with NEEWS.  Included in the NEEWS amounts are costs for IRP, of which CL&P capitalized $197.6 million in costs through June 30, 2015, and $28.8 million in the first half of 2015.

Northern Pass:  Northern Pass is Eversource's planned HVDC transmission line from the Québec-New Hampshire border to Franklin, New Hampshire and an associated alternating current radial transmission line between Franklin and Deerfield, New Hampshire.  Northern Pass will interconnect at the Québec-New Hampshire border with a planned HQ HVDC transmission line.  NPT received ISO-NE approval under Section I.3.9 of the ISO tariff in 2013.  On July 21, 2015, the DOE issued the draft Environmental Impact Statement (EIS) for Northern Pass representing a key milestone in the permitting process.  Public comments on the draft EIS will be accepted for 90 days commencing with the publication of the Notice of Availability in the Federal Register.  Public hearings will be held in New Hampshire in early October.  NPT expects to file the New Hampshire Site Evaluation Committee (NH SEC) application late in the third quarter of 2015.  The $1.4 billion project is subject to federal and state public permitting processes and is expected to be operational in the first half of 2019.

Greater Boston Reliability Solutions:  NSTAR Electric and PSNH expect to implement a series of new transmission projects over the next five years to enhance the region's system reliability.  In February 2015, ISO-NE selected Eversource’s and National Grid’s proposed Greater Boston and New Hampshire Solution (Solution) as its preferred solution to meet the needs identified in the Greater Boston study.  The Solution consists of a portfolio of electric transmission upgrades straddling southern New Hampshire and Massachusetts in the Merrimack Valley and in the Greater Boston area.  We estimate our investment in the Solution will be $544 million, and we are pursuing the necessary regulatory approvals.  The siting application for the Woburn to Mystic project was filed with the Massachusetts Energy Facilities Siting Board (MA EFSB) on May 20, 2015.  The siting application for the Merrimack Valley reliability project was filed with the NH SEC on July 21, 2015, and we expect to file the Woburn to Wakefield siting application with the MA EFSB in third quarter of 2015.

Distribution Business:  A summary of distribution capital expenditures by company is as follows:

	For the Six Months Ended June 30,
(Millions of Dollars)	2015	2014
CL&P:
Basic Business	$62.9	$24.3
Aging Infrastructure	75.7	74.7
Load Growth	18.5	34.7
Total CL&P	157.1	133.7
NSTAR Electric:
Basic Business	54.0	50.2
Aging Infrastructure	34.7	53.1
Load Growth	14.0	14.7
Total NSTAR Electric	102.7	118.0
PSNH:
Basic Business	25.3	14.1
Aging Infrastructure	21.2	26.5
Load Growth	10.9	13.1
Total PSNH	57.4	53.7
WMECO:
Basic Business	7.3	4.5
Aging Infrastructure	9.2	8.1
Load Growth	3.7	2.8
Total WMECO	20.2	15.4
Total - Electric Distribution (excluding Generation)	337.4	320.8
PSNH Generation	8.7	5.2
WMECO Generation	-	7.4
Total - Natural Gas	72.5	75.7
Total Electric and Natural Gas Distribution Segment	$418.6	$409.1

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

NSTAR Electric's capital spending program decreased by $15.3 million in the first half of 2015, as compared to the first half of 2014, as a result of the impact from the winter weather and storms in the greater Boston metropolitan area.

Natural Gas Distribution Business Expansion and Enhancement:  In 2013, in accordance with Connecticut law and regulations, PURA approved a comprehensive joint natural gas infrastructure expansion plan (expansion plan) filed by Yankee Gas and other Connecticut natural gas distribution companies.  The expansion plan described how Yankee Gas expects to add approximately 82,000 new natural gas heating customers over a 10-year period.  Yankee Gas estimates that its portion of the plan will cost approximately $700 million over 10 years.  In January 2015, PURA approved a joint settlement agreement proposed by Yankee Gas and other Connecticut natural gas distribution companies and regulatory agencies that clarified the procedures and oversight criteria applicable to the expansion plan.

In October 2014, pursuant to new legislation, NSTAR Gas filed the Gas System Enhancement Program (GSEP) with the DPU.  NSTAR Gas' program accelerates the replacement of certain natural gas distribution facilities in the system within 25 years.  The GSEP includes a new tariff that provides NSTAR Gas an opportunity to collect the costs for the program on an annual basis through a newly designed reconciling factor.  On April 30, 2015, the DPU approved the GSEP.  We expect capital expenditures of approximately $200 million for the period 2015 through 2018 for the GSEP.

FERC Regulatory Issues

FERC ROE Complaints:  Three separate complaints have been filed at FERC by combinations of New England state attorneys general, state regulatory commissions, consumer advocates, consumer groups, municipal parties and other parties (the "Complainants").  In these three separate complaints, the Complainants challenged the NETOs' base ROE of 11.14 percent that had been utilized since 2006 and sought an order to reduce it prospectively from the date of the final FERC order and for the 15-month complaint refund periods stipulated in the separate complaints.  In 2014, the FERC ordered a 10.57 percent base ROE for the first complaint refund period and prospectively from October 16, 2014 and that a utility's total or maximum ROE shall not exceed the top of the new zone of reasonableness, which was set at 11.74 percent.  The NETOs and the Complainants sought rehearing from FERC.  In late 2014, the NETOs made a compliance filing, which was challenged by the Complainants, and in accordance with FERC orders, the Company began issuing refunds to customers from the first complaint period.

On March 3, 2015, FERC issued an order denying all issues raised on rehearing by the NETOs and Complainants in the first complaint.  The FERC order upheld the base ROE of 10.57 percent for the first complaint refund period and prospectively from October 16, 2014, and upheld that the utility's total ROE (the base ROE plus any incentive adders) for the transmission assets to which the adder applies is capped at the top of the zone of reasonableness, which is currently set at 11.74 percent.  As a result of the clarifying information in the March 2015 order related to the application of the ROE cap, Eversource adjusted its reserve in the first half of 2015 and recognized an after-tax charge to earnings (excluding interest) of $12.4 million, of which $7.9 million was recorded at CL&P, $1.4 million at NSTAR Electric, $0.6 million at PSNH, and $2.5 million at WMECO.  The NETOs and Complainants have filed appeals to the D.C. Circuit Court of Appeals, which have been consolidated, and no schedule has been set.

For the second and third complaint proceedings, hearings were held in late June and early July 2015 before a FERC ALJ and initial briefs were filed on July 29, 2015.  The state parties, municipal utilities and FERC trial staff each believe that the base ROE should be reduced.  The NETOs believe that the Complainants' positions are without merit, and the existing ROEs should be maintained.  The FERC ALJ’s initial decision is expected by December 30, 2015, and a final FERC order is expected in the third quarter of 2016.

Regulatory Developments and Rate Matters

The Regulated companies' distribution rates are set by their respective state regulatory commissions, and their tariffs include mechanisms for periodically adjusting their rates for the recovery of specific incurred costs.  Other than as described below, for the first half of 2015, changes made to the Regulated companies' rates did not have a material impact on their earnings, financial position, or cash flows.  For further information, see "Financial Condition and Business Analysis – Regulatory Developments and Rate Matters" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Eversource 2014 Annual Report on Form 10-K.

Electric and Natural Gas Residential Customer Rates:  Effective July 1, 2015, as approved by the respective state regulatory commission, each Eversource electric and natural gas operating company’s total average residential customer billing rate decreased.  For those residential customers who purchase generation supply from the respective electric utility company, the average bill decreased by 18 percent at CL&P, 20 percent at NSTAR Electric, 7 percent at PSNH, and 18 percent at WMECO and the average natural gas residential customer’s bill decreased by 10 percent at Yankee Gas and 20 percent at NSTAR Gas.  The decrease was due primarily to a decrease in the electric generation and natural gas supply rates.  Supply rates consist of costs that are recovered from customers in rates through regulatory commission-approved cost tracking mechanisms and therefore have no impact on earnings.

Connecticut:

CL&P Distribution Rates: On December 17, 2014, PURA granted a re-opener request to CL&P’s base distribution rate application for further review of the appropriate balance of ADIT utilized in the calculation of rate base.  On July 2, 2015, PURA issued a final order that approved a settlement agreement filed on May 19, 2015 between CL&P and the PURA Prosecutorial Staff.  The order allows for an increase to rate base of approximately $166 million associated with ADIT, including a regulatory asset to recover the incremental revenue requirement for the period December 1, 2014 through November 30, 2015 over a subsequent two-year period.  The rate base increase provided an increase to total allowed annual revenue requirements of $18.4 million beginning December 1, 2014.  Of that amount, $10.7 million has been recorded as a regulatory asset in June 2015, with a corresponding increase in Operating Revenues.  The remaining $7.7 million will be recorded from July 2015 through November 2015.  The aggregate amount will be collected from customers in rates over a 24-month period commencing on December 1, 2015.

Yankee Gas Settlement Agreement:  On April 29, 2015, the PURA approved a settlement agreement entered into among Yankee Gas, the Connecticut Office of Consumer Counsel, and the PURA Staff, which eliminates the requirement to file a base distribution rate case in 2015.  Under the terms of the settlement agreement, Yankee Gas will provide a $1.5 million rate credit to firm customers beginning in December 2015, will establish an earnings sharing mechanism whereby Yankee Gas and its customers will share equally in any earnings exceeding a 9.5 percent ROE in a twelve month period commencing with the period from April 1, 2015 through March 31, 2016, and Yankee Gas shall forgo its right to file a rate case for an increase in its base distribution rates prior to January 1, 2017.  This does not impact the rates charged under the Connecticut comprehensive energy strategy (CES) program.  In addition, the settlement agreement resolves two pending regulatory proceedings before PURA pertaining to a review of Yankee Gas’ overearnings.  In the first half of 2015, Yankee Gas recorded the $1.5 million expected refund to customers as a reduction to operating revenues.

Massachusetts:

NSTAR Electric and NSTAR Gas 2014 Comprehensive Settlement Agreement:  On March 2, 2015, the DPU approved the comprehensive settlement agreement between NSTAR Electric, NSTAR Gas and the Massachusetts Attorney General (the "Settlement") as filed with the DPU on December 31, 2014.  The Settlement resolved the outstanding NSTAR Electric CPSL program filings for 2006 through 2011, the NSTAR Electric and NSTAR Gas PAM and energy efficiency-related customer billing adjustments reported in 2012, and the recovery of LBR related to NSTAR Electric's energy efficiency programs for 2009 through 2011 (11 dockets in total).  In 2015, as a result of the DPU order, NSTAR Electric and NSTAR Gas commenced refunding a combined $44.7 million to customers, which was recorded as a regulatory liability.  NSTAR Electric recognized a $13 million after-tax benefit in the first half of 2015 as a result of the approval of the Settlement.

NSTAR Electric Basic Service Bad Debt Adder:  On January 7, 2015, the DPU issued an order concluding that NSTAR Electric had removed energy-related bad debt costs from base distribution rates effective January 1, 2006.  The DPU ordered NSTAR Electric and the Massachusetts Attorney General to collaborate on the reconciliations of energy-related bad debt costs through 2014.  As a result of the DPU order, NSTAR Electric increased its regulatory assets and reduced operations and maintenance expense by $24.2 million in the first quarter, resulting in after-tax earnings of $14.5 million.  On May 5, 2015, NSTAR Electric filed for recovery of the energy-related bad debt costs regulatory asset from customers beginning July 1, 2015.  On June 24, 2015, the DPU delayed the effective date of NSTAR Electric’s proposed rate increase from July 1, 2015 to November 1, 2015 to allow for the DPU staff to review the reconciliations.  The established procedural schedule is expected to result in an approval of the proposed rate increase in the fourth quarter of 2015.

NSTAR Gas - Gas Service Agreement:  On April 29, 2015, the DPU approved the gas service agreement (GSA), subject to DPU modifications, between NSTAR Gas and Hopkinton LNG Corp. (HOPCO), an indirect, wholly-owned subsidiary of Eversource.  The GSA effectively replaces the former gas services agreement in place between NSTAR Gas and HOPCO, maintains NSTAR Gas Company's entitlement to 100 percent of the current capacity of the HOPCO facilities, and provides for the recovery of costs associated with planned capital expenditures at the HOPCO facilities.  We currently estimate the HOPCO facilities’ capital expenditures to be approximately $200 million, most of which will be invested and placed into service in the first five years of the GSA.  The GSA has a 30-year term commencing on January 1, 2016.  On May 22, 2015, we filed a revised GSA with the DPU reflecting their modifications.

New Hampshire:

PSNH Divestiture Agreement:  On June 10, 2015, Eversource and PSNH entered into the 2015 Public Service Company of New Hampshire Restructuring and Rate Stabilization Agreement (the Agreement) with the New Hampshire Office of Energy and Planning, certain members of the Staff of the NHPUC, the Office of Consumer Advocate, two State Senators, and several other parties.  The Agreement was filed with the NHPUC on the same day.  Under the terms of the Agreement, PSNH has agreed to pursue the divestiture of its generation assets upon NHPUC approval.  The Agreement is designed to provide a resolution of issues pertaining to PSNH's generation assets in pending regulatory proceedings before the NHPUC.  When implemented, the Agreement provides for the Clean Air Project prudence proceeding to be resolved and all remaining Clean Air Project costs to be included in rates effective January 1, 2016.  As part of the Agreement, PSNH has agreed to forego recovery of $25 million of the deferred equity return related to the Clean Air Project.  In addition, PSNH will not seek a general distribution rate increase effective before July 1, 2017 and will contribute $5 million to create a clean energy fund, which will not be recoverable from its customers.  In the second quarter of 2015, PSNH recorded the $5 million contribution as a long-term liability and an increase to Operations and Maintenance expense on the statements of income.

Upon completion of the divestiture process, all remaining stranded costs, including any remaining deferred equity return in excess of the $25 million that PSNH has agreed to forego, will be recovered via bonds that will be secured by a non-bypassable charge in rates billed to PSNH's customers.  For further information on the securitization legislation that was signed into law on July 9, 2015, see "Legislative and Policy Matters – New Hampshire" in this Management's Discussion and Analysis of Financial Conditions and Results of Operations.

Implementation of the Agreement is subject to NHPUC approval, which is expected in late 2015.

Legislative and Policy Matters

New Hampshire:  On July 9, 2015, the Governor of New Hampshire signed "An Act Relative to Electric Rate Reduction Financing" (the Act) permitting the NHPUC to issue finance orders that authorize the issuance of rate reduction bonds in accordance with the PSNH divestiture agreement, or if the NHPUC orders divestiture, regarding cost recovery of the Clean Air project and divestiture of PSNH’s remaining generation plants.

Connecticut:  On June 30, 2015, the state of Connecticut enacted several changes to its corporate tax laws.  Among the changes, commencing as of January 1, 2015, is the reduction in the amount of tax credits that corporations can utilize against its tax liability in a year and a continuation of the corporate income tax surcharge through 2018, which effectively increases the state corporate tax rate to 9 percent for the years 2016 and 2017 and 8.25 percent for 2018.  Also, effective January 1, 2016, all Connecticut companies have a mandatory unitary tax filing requirement.  Management continues to review the tax law changes but does not expect these changes to have a material impact on the financial statements of Eversource and CL&P.

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

RESULTS OF OPERATIONS – EVERSOURCE ENERGY AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for Eversource for the three and six months ended June 30, 2015 and 2014 included in this Quarterly Report on Form 10-Q:

	Operating Revenues and Expenses				Operating Revenues and Expenses
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
			Increase/				Increase/
(Millions of Dollars)	2015	2014	(Decrease)	Percent	2015	2014	(Decrease)	Percent
Operating Revenues	$1,817.1	$1,677.6	$139.5	8.3%	$4,330.5	$3,968.2	$362.3	9.1%
Operating Expenses:
Purchased Power, Fuel and Transmission	685.1	624.2	60.9	9.8	1,847.2	1,602.4	244.8	15.3
Operations and Maintenance	316.7	373.2	(56.5)	(15.1)	650.0	724.9	(74.9)	(10.3)
Depreciation	163.7	152.2	11.5	7.6	327.5	303.0	24.5	8.1
Amortization of Regulatory (Liabilities)/Assets, Net	(1.2)	(3.5)	2.3	65.7	59.4	54.4	5.0	9.2
Energy Efficiency Programs	101.9	102.7	(0.8)	(0.8)	248.5	241.5	7.0	2.9
Taxes Other Than Income Taxes	138.9	134.8	4.1	3.0	288.4	280.3	8.1	2.9
Total Operating Expenses	1,405.1	1,383.6	21.5	1.6	3,421.0	3,206.5	214.5	6.7
Operating Income	412.0	294.0	118.0	40.1	909.5	761.7	147.8	19.4
Interest Expense	92.3	92.4	(0.1)	(0.1)	187.1	182.5	4.6	2.5
Other Income, Net	13.0	5.5	7.5	(a)	18.7	7.2	11.5	(a)
Income Before Income Tax Expense	332.7	207.1	125.6	60.6	741.1	586.4	154.7	26.4
Income Tax Expense	123.3	77.8	45.5	58.5	276.5	219.3	57.2	26.1
Net Income	209.4	129.3	80.1	61.9	464.6	367.1	97.5	26.6
Net Income Attributable to Noncontrolling Interests	1.9	1.9	-	-	3.8	3.8	-	-
Net Income Attributable to Controlling Interest	$207.5	$127.4	$80.1	62.9%	$460.8	$363.3	$97.5	26.8%

(a)

Percent greater than 100 percent not shown as it is not meaningful.

Operating Revenues
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
			Increase/				Increase/
(Millions of Dollars)	2015	2014	(Decrease)	Percent	2015	2014	(Decrease)	Percent
Electric Distribution	$1,382.7	$1,261.8	$120.9	9.6%	$3,142.8	$2,847.8	$295.0	10.4%
Natural Gas Distribution	186.0	195.5	(9.5)	(4.9)	693.4	628.3	65.1	10.4
Total Distribution	1,568.7	1,457.3	111.4	7.6	3,836.2	3,476.1	360.1	10.4
Electric Transmission	267.8	206.9	60.9	29.4	516.8	458.9	57.9	12.6
Total Regulated Companies	1,836.5	1,664.2	172.3	10.4	4,353.0	3,935.0	418.0	10.6
Other and Eliminations	(19.4)	13.4	(32.8)	(a)	(22.5)	33.2	(55.7)	(a)
Total Operating Revenues	$1,817.1	$1,677.6	$139.5	8.3%	$4,330.5	$3,968.2	$362.3	9.1%

(a)

Percent greater than 100 percent not shown as it is not meaningful.

A summary of our retail electric sales volumes and firm natural gas sales volumes were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2015	2014	Decrease	Percent	2015	2014	Increase	Percent
Retail Electric Sales Volumes in GWh	12,519	12,536	(17)	(0.1)%	26,968	26,884	84	0.3%
Firm Natural Gas Sales Volumes in Million Cubic Feet	16,781	16,924	(143)	(0.8)	67,353	63,841	3,512	5.5

Three Months Ended:

Operating Revenues increased by $139.5 million for the three months ended June 30, 2015, as compared to the same period in 2014.

Base electric distribution revenues:  Base electric distribution segment revenues increased $37.7 million due primarily to CL&P’s base distribution rate increase, approved by PURA on December 17, 2014, effective December 1, 2014 ($36.3 million).  In addition, CL&P recognized a $10.7 million increase to Operating Revenues in the second quarter of 2015 due to a PURA-approved settlement agreement, which increased CL&P’s distribution revenue requirement through an adjustment to rate base associated with accumulated deferred income taxes (ADIT).  The $10.7 million represents the incremental revenue requirement for the period December 1, 2014 through June 30, 2015, which will be collected from customers over a 24-month period commencing December 1, 2015.

Effective December 1, 2014, CL&P’s distribution revenues were decoupled from its sales volumes.  As a result, CL&P no longer earns LBR related to its energy efficiency programs.  This is similar to WMECO’s revenue decoupling mechanism in that it permits recovery of a base amount of distribution revenues ($1.059 billion annually for CL&P effective December 1, 2014) and effectively breaks the relationship between revenues and customer electricity usage.  Revenue decoupling mechanisms result in the recovery of our approved base distribution revenue requirements.  Therefore, changes in sales volumes have no impact on the level of base distribution revenue realized.

Tracked distribution revenues: Tracked revenues consist of certain costs that are recovered from customers in rates through regulatory commission-approved cost tracking mechanisms and therefore have no impact on earnings. Costs recovered through cost tracking mechanisms include energy and natural gas supply costs, federally mandated congestion charges, retail electric transmission charges, energy efficiency program costs, system resiliency costs (prior to December 1, 2014), certain uncollectible hardship accounts receivables, and restructuring and stranded costs as a result of deregulation.  Tracked electric distribution segment revenues increased as a result of an increase in energy supply costs ($127.1 million).  Energy supply costs were impacted by the overall New England wholesale energy supply market in which natural gas delivery costs are adversely impacting the cost of electric energy purchased for our retail electric customers.  This increase was partially offset by a decrease in retail electric transmission charges ($47.5 million) and a decrease in the federally mandated congestion charge primarily driven by refunds in 2015 for a prior year overrecovery ($26.4 million).

Transmission revenues:  The electric transmission segment revenues increased by $60.9 million due primarily to the absence of the reserve recorded in 2014 for the FERC ROE complaint proceedings and the recovery of higher revenue requirements associated with ongoing investments in our transmission infrastructure.

Other:  Other revenues decreased due primarily to the sale of Eversource's unregulated contracting business, which was sold on April 13, 2015 ($24 million).

Six Months Ended:

Operating Revenues increased by $362.3 million for the six months ended June 30, 2015, as compared to the same period in 2014.

Base electric and natural gas distribution revenues:  Base electric distribution segment revenues increased $71.8 million as a result of CL&P’s base distribution rate increase, approved by PURA on December 17, 2014, effective December 1, 2014 ($66.6 million), the $10.7 million increase to CL&P’s Operating Revenues in the second quarter of 2015 due to the PURA-approved settlement agreement, the 2014 Comprehensive Settlement Agreement at NSTAR Electric ($11 million), and weather.  The impact of colder winter weather experienced in the first quarter of 2015 throughout our service territories was the primary driver of the 0.3 percent increase in retail electric sales volumes for the six months ended June 30, 2015, as compared to the same period in 2014.

Firm natural gas base distribution segment revenues increased $10 million as a result of the impact of colder winter weather experienced in the first quarter of 2015, resulting in a 5.5 percent increase in firm natural gas sales volumes for the six months ended June 30, 2015, as compared to the same period in 2014.  The weather conditions experienced were significantly colder than both normal and the same period last year throughout our natural gas service territories in Connecticut and Massachusetts and customer growth.  Weather-normalized firm natural gas sales volumes (based on 30-year average temperatures) increased 2.8 percent in the first half of 2015, as compared to the same period in 2014, due primarily to residential and commercial customer growth and improved economic conditions.

Tracked distribution revenues: Tracked electric distribution segment revenues increased as a result of increases in energy supply costs ($338.1 million) and tracked natural gas distribution segment revenues increased due primarily to an increase in rates related to the recovery of costs associated with the procurement of natural gas supply ($39 million).  Energy and natural gas supply costs were impacted by the overall New England wholesale energy supply market in which natural gas delivery costs are adversely impacting the cost of electric energy purchased for our retail electric customers and the cost of natural gas purchased on behalf of our retail natural gas customers.  These increases were partially offset by a decrease in retail electric transmission charges ($85.2 million) and a decrease in the federally mandated congestion charge primarily driven by refunds in 2015 for a prior year overrecovery ($56.7 million).

Electric transmission revenues:  The electric transmission segment revenues increased by $57.9 million due primarily to the impact of a lower reserve recorded in 2015 as compared to 2014 for the FERC ROE complaint proceedings and the recovery of higher revenue requirements associated with ongoing investments in our transmission infrastructure.

Other:   Other revenues decreased due primarily to the sale of Eversource's unregulated contracting business on April 13, 2015 ($28.2 million).

Purchased Power, Fuel and Transmission expense includes costs associated with purchasing electricity and natural gas on behalf of our customers.  These energy supply costs are recovered from customers in rates through cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power, Fuel and Transmission increased for the three and six months ended June 30, 2015, as compared to the same periods in 2014, due primarily to the following:

	Three Months Ended	Six Months Ended
(Millions of Dollars)	Increase/(Decrease)	Increase/(Decrease)
Electric Distribution	$77.9	$216.4
Natural Gas Distribution	(8.7)	53.5
Transmission	0.6	1.6
Other and Eliminations	(8.9)	(26.7)
Total Purchased Power, Fuel and Transmission	$60.9	$244.8

The increase in purchased power for the three months ended June 30, 2015 at the electric distribution business was driven by the higher costs associated with the procurement of energy supply, as compared to the same period in 2014, partially offset by a decrease in purchased power at the natural gas distribution business due to lower average natural gas costs for the three months ended June 30, 2015, as compared to the same period in 2014.

The increases in purchased power for the six months ended June 30, 2015 at the electric and natural gas distribution businesses were driven by the higher costs associated with the procurement of energy supply, as compared to the same period in 2014.  Our energy supply costs were impacted by higher natural gas delivery costs which, in addition to its impact on the cost of natural gas purchased on behalf of our retail natural gas customers, had an adverse impact on the cost of electric energy purchased for our retail electric customers.

Operations and Maintenance expense includes tracked costs and costs that are part of base electric and natural gas distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance decreased for the three and six months ended June 30, 2015, as compared to the same periods in 2014, due primarily to the following:

	Three Months Ended	Six Months Ended
(Millions of Dollars)	Increase/(Decrease)	Increase/(Decrease)
Base Electric Distribution:
Resolution of basic service bad debt adder mechanism at NSTAR Electric	$-	$(24.2)
Decrease in employee-related expenses, including labor and benefits	(19.1)	(6.0)
Contribution to create clean energy fund in connection with the generation divestiture agreement at PSNH	5.0	5.0
Implementation of a new outage restoration program at CL&P	(0.6)	3.3
All other operations and maintenance	(0.1)	(0.1)
Total Base Electric Distribution	(14.8)	(22.0)
Total Base Natural Gas Distribution	(6.4)	(2.8)
Total Tracked costs (Transmission and Electric and Natural Gas Distribution)	(5.4)	(8.1)
Total Distribution and Transmission	(26.6)	(32.9)
Other and eliminations:
Reorganizational costs	(3.7)	(6.2)
Absence of Eversource's unregulated electrical contracting business due to sale in April 2015	(21.9)	(25.4)
All other (including eliminations)	(4.3)	(10.4)
Total Operations and Maintenance	$(56.5)	$(74.9)

Depreciation increased for the three and six months ended June 30,  2015, as compared to the same periods in 2014, due primarily to higher utility plant in service balances resulting from completed construction projects placed into service and an increase in depreciation rates at CL&P as a result of the distribution rate case effective December 1, 2014.

Amortization of Regulatory Assets/(Liabilities), Net, which are tracked costs, include certain regulatory-approved tracking mechanisms.  Fluctuations in these costs are recovered from customers in rates and have no impact on earnings.  Amortization of Regulatory Assets/(Liabilities), Net, increased for the three and six months ended June 30, 2015, as compared to the same periods in 2014, due primarily to the following:

	Three Months Ended	Six Months Ended
(Millions of Dollars)	Increase/(Decrease)	Increase/(Decrease)
NSTAR Electric (primarily 2014 Comprehensive Settlement Agreement and deferral of transition costs)	$(5.8)	$(27.0)
CL&P:
Amortization increase (including storm cost recovery) approved and included in base distribution rates	16.5	33.0
Deferrals of energy and energy-related supply costs	(43.6)	(41.7)
PSNH (primarily deferral of default energy service charge)	32.4	35.0
WMECO	3.0	6.6
Other	(0.2)	(0.9)
Total Amortization of Regulatory Assets, Net	$2.3	$5.0

In connection with the 2014 Comprehensive Settlement Agreement, NSTAR Electric recognized an $11.7 million benefit in the first quarter of 2015, which was recorded as a reduction to amortization expense.  The increase in CL&P's amortization was due primarily to an increase in storm cost recovery, which was approved and included in distribution rates effective December 1, 2014.

The remaining fluctuations in amortization expense are driven by the deferral of energy supply and energy-related costs, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs.  Fluctuations in energy supply and energy-related costs, which are the primary drivers in amortization, are recovered from customers in rates and have no impact on earnings.

Energy Efficiency Programs, which are tracked costs, increased for the six months ended June 30, 2015, as compared to the same period in 2014, due primarily to an increase in energy efficiency costs in accordance with the three-year program guidelines established by the DPU at NSTAR Electric, partially offset by decreases at CL&P and WMECO.

Taxes Other Than Income Taxes increased for the three and six months ended June 30, 2015, as compared to the same periods in 2014, due primarily to an increase in property taxes as a result of both an increase in utility plant balances and property tax rates.

Interest Expense increased for the six months ended June 30, 2015, as compared to the same period in 2014, due primarily to higher interest on regulatory deferral mechanisms ($3.5 million) and higher interest on long-term debt ($1.7 million).

Other Income, Net increased for the three and six months ended June 30, 2015, as compared to the same periods in 2014, due primarily to higher AFUDC related to equity funds ($2.1 million and $4 million, respectively) and an increase in net gains related to the deferred compensation plans ($4.5 million and $3.8 million, respectively).

Income Tax Expense increased for the three months ended June 30, 2015, as compared to the same period in 2014, due primarily to higher pre-tax earnings ($44 million) and higher state income taxes ($6 million), partially offset by various other income tax items, including permanent differences and flow-through items ($4.7 million).

Income Tax Expense increased for the six months ended June 30, 2015, as compared to the same period in 2014, due primarily to higher pre-tax earnings ($53.2 million) and higher state income taxes ($7.5 million), partially offset by various other income tax items, including permanent differences and flow-through items ($3.5 million).

RESULTS OF OPERATIONS – THE CONNECTICUT LIGHT AND POWER COMPANY

The following  provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P for the three and six months ended June 30, 2015 and 2014 included in this Quarterly Report on Form 10-Q:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
			Increase/				Increase/
(Millions of Dollars)	2015	2014	(Decrease)	Percent	2015	2014	(Decrease)	Percent
Operating Revenues	$666.6	$587.3	$79.3	13.5%	$1,471.5	$1,321.9	$149.6	11.3%
Operating Expenses:
Purchased Power and Transmission	253.2	199.8	53.4	26.7	586.8	481.2	105.6	21.9
Operations and Maintenance	118.7	131.8	(13.1)	(9.9)	236.0	241.3	(5.3)	(2.2)
Depreciation	52.2	46.6	5.6	12.0	105.1	92.7	12.4	13.4
Amortization of Regulatory (Liabilities)/Assets, Net	(7.5)	19.6	(27.1)	(a)	40.8	49.5	(8.7)	(17.6)
Energy Efficiency Programs	33.9	35.3	(1.4)	(4.0)	76.8	78.0	(1.2)	(1.5)
Taxes Other Than Income Taxes	62.1	62.1	-	-	130.2	129.1	1.1	0.9
Total Operating Expenses	512.6	495.2	17.4	3.5	1,175.7	1,071.8	103.9	9.7
Operating Income	154.0	92.1	61.9	67.2	295.8	250.1	45.7	18.3
Interest Expense	36.1	37.5	(1.4)	(3.7)	72.7	71.7	1.0	1.4
Other Income, Net	4.0	3.2	0.8	25.0	6.2	4.2	2.0	47.6
Income Before Income Tax Expense	121.9	57.8	64.1	(a)	229.3	182.6	46.7	25.6
Income Tax Expense	43.1	20.4	22.7	(a)	81.3	65.9	15.4	23.4
Net Income	$78.8	$37.4	$41.4	(a)%	$148.0	$116.7	$31.3	26.8%

(a) Percent greater than 100 percent not shown as it is not meaningful.

Operating Revenues
CL&P's retail sales volumes were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2015	2014	Decrease	Percent	2015	2014	Increase	Percent
Retail Sales Volumes in GWh	5,027	5,050	(23)	(0.5)%	11,021	10,999	22	0.2%

Three Months Ended:

CL&P's Operating Revenues increased by $79.3 million for the three months ended June 30, 2015, as compared to the same period in 2014.

Base distribution revenues:  Base distribution revenues increased $36.3 million due to a base distribution rate increase approved by PURA on December 17, 2014, effective December 1, 2014.  In addition, CL&P recognized a $10.7 million increase to Operating Revenues in the second quarter of 2015 due to a PURA-approved settlement agreement, which increased CL&P’s distribution revenue requirement through an adjustment to rate base associated with ADIT.  The $10.7 million represents the incremental revenue requirement for the period December 1, 2014 through June 30, 2015, which will be collected from customers over a 24-month period commencing December 1, 2015.

Effective December 1, 2014, CL&P’s distribution revenues were decoupled from its sales volumes.  As a result, CL&P no longer earns LBR related to its energy efficiency programs.  The revenue decoupling mechanism permits recovery of a base amount of distribution revenues ($1.059 billion annually effective December 1, 2014) and effectively breaks the relationship between revenues and customer electricity usage.  Revenue decoupling mechanisms result in the recovery of our approved base distribution revenue requirements.  Therefore, changes in sales volumes have no impact on the level of base distribution revenue realized.

Tracked revenues:  Tracked revenues consist of certain costs that are recovered from customers in rates through PURA-approved cost tracking mechanisms and therefore have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply costs, retail transmission charges, energy efficiency program costs, system resiliency costs (prior to December 1, 2014) and uncollectible hardship accounts receivables.  Tracked distribution revenues decreased as a result of a decrease in retail transmission charges ($11.4 million), a decrease in the federally mandated congestion charge primarily driven by refunds in 2015 for a prior year overrecovery ($26.4 million), and a decrease in competitive transition assessment charges, partially offset by an increase in energy supply costs ($48.2 million).  Energy supply costs are impacted by the overall New England wholesale energy supply market in which natural gas delivery costs are adversely impacting the cost of energy purchased for our retail customers.

Transmission revenues increased by $26.9 million due primarily to the absence of the reserve recorded in 2014 for the FERC ROE complaint proceedings and the recovery of higher revenue requirements associated with ongoing investments in our transmission infrastructure.

Six Months Ended:

CL&P's Operating Revenues increased by $149.6 million for the six months ended June 30, 2015, as compared to the same period in 2014.

Base distribution revenues:  Base distribution revenues increased $66.6 million due to a base distribution rate increase approved by PURA on December 17, 2014, effective December 1, 2014.  In addition, CL&P recognized the $10.7 million increase to Operating Revenues in the second quarter of 2015 due to the PURA-approved settlement agreement.

Tracked revenues:  Tracked distribution revenues increased as a result of an increase in energy supply costs ($149.1 million), partially offset by a decrease in the federally mandated congestion charge primarily driven by refunds in 2015 for a prior year overrecovery ($56.7 million), a decrease in retail transmission charges ($29.9 million), and a decrease in competitive transition assessment charges.

Transmission revenues increased by $18.4 million due primarily to the impact of a lower reserve recorded in 2015 as compared to 2014 for the FERC ROE complaint proceedings and the recovery of higher revenue requirements associated with ongoing investments in our transmission infrastructure.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of CL&P's customers.  These energy supply costs are recovered from customers in PURA-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power and Transmission increased for the three and six months ended June 30, 2015, as compared to the same periods in 2014, due primarily to the following:

	Three Months Ended	Six Months Ended
(Millions of Dollars)	Increase/(Decrease)	Increase/(Decrease)
Purchased Power Costs	$64.9	$136.2
Transmission Costs	(11.3)	(29.5)
Other	(0.2)	(1.1)
Total Purchased Power and Transmission	$53.4	$105.6

Included in purchased power are the costs associated with CL&P's generation services charge (GSC) and deferred energy costs.  The GSC recovers energy-related costs incurred as a result of providing electric generation service supply to all customers that have not migrated to competitive energy suppliers.  The increase in purchased power was due primarily to higher costs associated with the procurement of energy supply related to standard offer from third party suppliers, and an increase for the three months ended June 30, 2015 of the GSC cost deferral.  The decrease in transmission costs was primarily the result of a decrease in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance decreased for the three months ended June 30, 2015, as compared to the same period in 2014, driven by a $14.8 million decrease in non-tracked costs, which was primarily attributable to lower labor and employee benefit expense.  Tracked costs, which have no earnings impact, increased $1.7 million, which was primarily attributable to higher tracked bad debt expense.

Operations and Maintenance decreased for the six months ended June 30, 2015, as compared to the same period in 2014, driven by an $8 million decrease in non-tracked costs, which was primarily attributable to lower labor and employee benefit expense, partially offset by an increase in costs for the implementation of a new outage restoration program that began in the second quarter of 2014 and higher storm restoration costs.  Tracked costs, which have no earnings impact, increased $2.7 million, which was primarily attributable to higher tracked bad debt expense.

Depreciation increased for the three and six months ended June 30, 2015, as compared to the same periods  in 2014, due primarily to an increase in depreciation rates as a result of the distribution rate case decision that was effective December 1, 2014 and higher utility plant in service balances.

Amortization of Regulatory (Liabilities)/Assets, Net¸ decreased for the three and six months ended June 30, 2015, as compared to the same periods in 2014, due primarily to a decrease in the deferral of energy supply and energy-related costs that can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs ($43.6 million and $41.7 million decreases for the three and six month periods in 2015 as compared to 2014, respectively), partially offset by an increase in storm cost recovery and other cost recovery approved and included in distribution rates effective December 1, 2014 ($16.5 million and $33 million increases for the three and six month periods in 2015 as compared to 2014, respectively).  Fluctuations in energy supply and energy-related costs, which are the primary drivers in amortization, are recovered from customers in rates and have no impact on earnings.

Other Income, Net increased for the three and six months ended June 30, 2015, as compared to the same periods in 2014, due primarily to higher AFUDC related to equity funds ($0.6 million and $1.4 million, respectively) and higher net gains related to the deferred compensation plans ($1.7 million and $1.3 million, respectively), partially offset by lower gains on the Eversource benefit trust ($1.2 million and $0.8 million, respectively).

Income Tax Expense increased for the three months ended June 30, 2015, as compared to the same period in 2014, due primarily to higher pre-tax earnings ($22.4 million) and higher state income taxes ($2.2 million), partially offset by flow-through items ($1.2 million).

Income Tax Expense increased for the six months ended June 30, 2015, as compared to the same period in 2014, due primarily to higher pre-tax earnings ($16.3 million) and higher state income taxes ($1.2 million), partially offset by flow-through items ($1.8 million).

EARNINGS SUMMARY

CL&P's earnings increased $41.4 million for the three months ended June 30, 2015, as compared to the same period in 2014, driven by higher distribution revenues due primarily to the impact of the December 1, 2014 base distribution rate increase and the PURA-approved settlement agreement, which increased CL&P’s distribution revenues through an adjustment to rate base associated with ADIT.  In addition, earnings increased due to lower operations and maintenance costs, which were primarily attributable to lower employee-related expenses, and the absence of the reserve recorded in the second quarter of 2014 for the FERC ROE complaint proceedings.  These favorable earnings impacts were partially offset by higher property taxes and depreciation expense.

CL&P's earnings increased $31.3 million for the six months ended June 30, 2015, as compared to the same period in 2014, driven by higher distribution revenues due primarily to the impact of the December 1, 2014 base distribution rate increase and the PURA-approved settlement agreement, which increased CL&P’s distribution revenues.  In addition, earnings increased due to lower operations and maintenance costs, which were primarily attributable to lower employee-related expenses, and the impact of a lower reserve recorded in 2015, as compared to 2014, for the FERC ROE complaint proceedings.  These favorable earnings impacts were partially offset by higher property taxes and depreciation expense.

LIQUIDITY

CL&P had cash flows provided by operating activities of $270 million for the six months ended June 30, 2015, as compared to $275.4 million in the same period of 2014.  The decrease in operating cash flows was due primarily to the timing of regulatory recoveries, resulting from the increase in federally mandated congestion charges, and the absence of the receipt of $65.4 million in DOE Phase II Damages proceeds received on June 1, 2014 from the Yankee Companies.  Partially offsetting these unfavorable impacts were net income tax refunds of $74.2 million in 2015, compared with income tax payments of $3.8 million in 2014, along with timing of collections and payments related to our working capital items, including accounts receivable and accounts payable.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized portions of pension expense.  For the six months ended June 30, 2015, investments for CL&P were $242.3 million.

On April 1, 2015, CL&P repaid at maturity the $100 million 5.00 percent 2005 Series A First and Refunding Mortgage Bonds using short-term borrowings.  On April 1, 2015, CL&P also redeemed the $62 million 1996A Series 1.55 percent PCRBs that were subject to mandatory tender, using short term borrowings.

On May 20, 2015, CL&P issued $300 million of 4.15 percent 2015 Series A First and Refunding Mortgage Bonds due to mature in 2045.  The proceeds, net of issuance costs, were used to repay short-term borrowings.

On June 16, 2015, the FERC granted authorization to allow CL&P to incur total short-term borrowings up to a maximum of $600 million effective January 1, 2016 through December 31, 2017.

Eversource parent and certain of its subsidiaries, including CL&P, are parties to a five-year $1.45 billion revolving credit facility that expires September 6, 2019.  The facility serves to backstop Eversource parent's $1.45 billion commercial paper program.  The commercial paper program allows Eversource parent to issue commercial paper as a form of short-term debt with intercompany loans to certain subsidiaries, including CL&P.  As of June 30, 2015 and December 31, 2014, there were intercompany loans from Eversource parent of $85.6 million and $133.4 million, respectively, to CL&P.

Financing activities for the six months ended June 30, 2015 included $98 million in common stock dividends paid to Eversource parent.

RESULTS OF OPERATIONS – NSTAR ELECTRIC COMPANY AND SUBSIDIARY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for NSTAR Electric for the six months ended June 30, 2015 and 2014 included in this Quarterly Report on Form 10-Q:

	For the Six Months Ended June 30,
(Millions of Dollars)			Increase/
	2015	2014	(Decrease)	Percent
Operating Revenues	$1,384.0	$1,227.7	$156.3	12.7%
Operating Expenses:
Purchased Power and Transmission	685.0	562.0	123.0	21.9
Operations and Maintenance	145.3	164.9	(19.6)	(11.9)
Depreciation	97.7	93.6	4.1	4.4
Amortization of Regulatory (Liabilities)/Assets, Net	(12.9)	14.1	(27.0)	(a)
Energy Efficiency Programs	97.2	88.6	8.6	9.7
Taxes Other Than Income Taxes	60.8	64.6	(3.8)	(5.9)
Total Operating Expenses	1,073.1	987.8	85.3	8.6
Operating Income	310.9	239.9	71.0	29.6
Interest Expense	38.2	41.8	(3.6)	(8.6)
Other Income/(Loss), Net	3.1	(0.2)	3.3	(a)
Income Before Income Tax Expense	275.8	197.9	77.9	39.4
Income Tax Expense	110.3	79.7	30.6	38.4
Net Income	$165.5	$118.2	$47.3	40.0%

(a) Percent greater than 100 percent not shown as it is not meaningful.

Operating Revenues
NSTAR Electric's retail sales volumes were as follows:

	For the Six Months Ended June 30,
	2015	2014	Increase	Percent
Retail Sales Volumes in GWh	10,261	10,183	78	0.8%

NSTAR Electric's Operating Revenues increased by $156.3 million for the six months ended June 30, 2015, as compared to the same period in 2014.

Base distribution revenues:  Base distribution revenues increased $2.7 million as a result of the impact of colder winter weather experienced in the first quarter of 2015, partially offset by the impact of our customer energy efficiency programs, resulting in a 0.8 percent increase in sales volumes for the six months ended June 30, 2015, as compared to the same period in 2014.  The reduction to sales volumes associated with our energy efficiency programs was offset by the recognition of an $11.6 million increase in LBR for the six months ended June 30, 2015, as compared to the same period in 2014.

Tracked revenues:  Tracked revenues consist of certain costs that are recovered from customers in rates through DPU-approved cost tracking mechanisms and therefore have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply costs, retail transmission charges, energy efficiency program costs and transition cost recovery revenues.  Tracked distribution revenues increased as a result of increases in energy supply costs ($147.1 million) and increased cost recovery related to our energy efficiency programs.  Energy supply costs are impacted by the overall New England wholesale energy supply market in which natural gas delivery costs are adversely impacting the cost of energy purchased for our retail customers.  These increases were partially offset by decreased retail transmission charges ($48.3 million) and transition cost recovery revenues ($10.8 million).

Transmission revenues increased by $24.1 million due primarily to the impact of a lower reserve recorded in 2015 as compared to 2014 for the FERC ROE complaint proceedings and the recovery of higher revenue requirements associated with ongoing investments in our transmission infrastructure.

Other:  In connection with the 2014 Comprehensive Settlement Agreement, NSTAR Electric recognized an $11 million benefit in the first quarter of 2015, which was recorded as an increase to Operating Revenues.  For further information, see "Regulatory Developments and Rate Matters – Massachusetts – NSTAR Electric and NSTAR Gas 2014 Comprehensive Settlement Agreement" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of NSTAR Electric's customers.  These energy supply costs are recovered from customers in DPU-approved cost tracking mechanisms which have no impact on earnings (tracked costs).  Purchased Power and Transmission increased for the six months ended June 30, 2015, as compared to the same period in 2014, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Purchased Power Costs	$157.1
Transmission Costs	(34.2)
Other	0.1
Total Purchased Power and Transmission	$123.0

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

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance decreased for the six months ended June 30, 2015, as compared to the same period in 2014, driven by a $13.2 million reduction in non-tracked costs, which was primarily attributable to the resolution of the basic service bad debt adder mechanism ($24.2 million), partially offset by an increase in labor and employee benefit costs expensed and not capitalized, as a result of the impact from winter weather and storms in 2015 compared to 2014.  Tracked costs, which have no earnings impact, decreased $6.4 million, which was primarily attributable to lower labor and employee benefit expense, partially offset by increased transmission expenses.

Depreciation increased for the six months ended June 30, 2015, as compared to the same period in 2014, due primarily to higher utility plant in service balances.

Amortization of Regulatory (Liabilities)/Assets, Net, reflects a decrease in the recovery of previously deferred tracked transition costs for the six months ended June 30, 2015, as compared to the same period in 2014.  Fluctuations in these costs are recovered from customers in rates and have no impact on earnings.  Additionally, in connection with the 2014 Comprehensive Settlement Agreement, NSTAR Electric recognized an $11.7 million benefit in the first quarter of 2015, which was recorded as a reduction to amortization expense.  For further information, see "Regulatory Developments and Rate Matters – Massachusetts – NSTAR Electric and NSTAR Gas 2014 Comprehensive Settlement Agreement" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Energy Efficiency Programs, which are tracked costs, increased for the six months ended June 30, 2015, as compared to the same period in 2014, due primarily to an increase in energy efficiency costs incurred in accordance with the three-year program guidelines established by the DPU.

Interest Expense decreased for the six months ended June 30, 2015, as compared to the same period in 2014, due primarily to a decrease in interest on long-term debt ($2 million), partially offset by an increase in other interest expense in connection with the 2014 Comprehensive Settlement Agreement ($1 million).

Other Income/(Loss), Net increased for the six months ended June 30, 2015, as compared to the same period in 2014, due primarily to higher AFUDC related to equity funds ($1.8 million).

Income Tax Expense increased for the six months ended June 30, 2015, as compared to the same period in 2014, due primarily to higher pre-tax earnings ($27.3 million) and higher state income taxes ($4.2 million).

EARNINGS SUMMARY

NSTAR Electric's earnings increased $47.3 million for the six months ended June 30, 2015, as compared to the same period in 2014, due primarily to the resolution of the basic service bad debt adder mechanism ($14.5 million), the favorable impact associated with the 2014 Comprehensive Settlement Agreement ($13 million), the recovery of higher LBR related to energy efficiency programs, higher retail sales volumes, and the impact of the lower reserve recorded in 2015 compared to 2014 for the FERC ROE complaint proceedings.  These favorable earnings impacts were partially offset by an increase in operations and maintenance costs due primarily to an increase in employee-related costs expensed and not capitalized, as a result of the impact from winter weather and storms in 2015 compared to 2014, and higher depreciation expense.

LIQUIDITY

NSTAR Electric had cash flows provided by operating activities of $207.6 million for the six months ended June 30, 2015, as compared to $387.7 million in the same period of 2014.  The decrease in operating cash flows was due primarily to the timing of regulatory recoveries, resulting from the increase in purchased power costs, along with timing of collections and payments related to our working capital items, including affiliated company receivables, accounts receivable and accounts payable.  Accounts receivable increased due primarily to an increase in basic service rates effective January 1, 2015.  Also contributing to the decrease in operating cash flows was the absence of the receipt of $29.1 million in DOE Phase II Damages proceeds received on June 1, 2014 from the Yankee Companies.  Partially offsetting these unfavorable cash flows impacts were income tax refunds of $49.6 million in the first half of 2015, compared to income tax payments of $37.6 million in the first half of 2014.

NSTAR Electric has a five-year $450 million revolving credit facility that expires September 6, 2019.  This facility serves to backstop NSTAR Electric's $450 million commercial paper program.  As of June 30, 2015 and December 31, 2014, NSTAR Electric had $377.2 million and $302 million, respectively, in short-term borrowings outstanding under its commercial paper program, leaving $72.8 million and $148 million of available borrowing capacity as of June 30, 2015 and December 31, 2014, respectively.  The weighted-average interest rate on these borrowings as of June 30, 2015 and December 31, 2014 was 0.19 percent and 0.27 percent, respectively.

RESULTS OF OPERATIONS – PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for PSNH for the six months ended June 30, 2015 and 2014 included in this Quarterly Report on Form 10-Q:

	For the Six Months Ended June 30,
			Increase/
(Millions of Dollars)	2015	2014	(Decrease)	Percent
Operating Revenues	$526.7	$511.5	$15.2	3.0%
Operating Expenses:
Purchased Power, Fuel and Transmission	147.5	183.6	(36.1)	(19.7)
Operations and Maintenance	134.9	132.5	2.4	1.8
Depreciation	51.4	48.7	2.7	5.5
Amortization of Regulatory Assets/(Liabilities), Net	27.2	(7.8)	35.0	(a)
Energy Efficiency Programs	7.1	7.1	-	-
Taxes Other Than Income Taxes	41.3	34.3	7.0	20.4
Total Operating Expenses	409.4	398.4	11.0	2.8
Operating Income	117.3	113.1	4.2	3.7
Interest Expense	22.9	23.0	(0.1)	(0.4)
Other Income, Net	1.6	1.2	0.4	33.3
Income Before Income Tax Expense	96.0	91.3	4.7	5.1
Income Tax Expense	36.0	34.6	1.4	4.0
Net Income	$60.0	$56.7	$3.3	5.8%

(a) Percent greater than 100 percent not shown as it is not meaningful.

Operating Revenues
PSNH's retail sales volumes were as follows:

	For the Six Months Ended June 30,
	2015	2014	Increase	Percent
Retail Sales Volumes in GWh	3,911	3,909	2	0.1%

PSNH's Operating Revenues increased by $15.2 million for the six months ended June 30, 2015, as compared to the same period in 2014.

Base distribution revenues:  Base distribution revenues increased $2.4 million as a result of the impact of colder winter weather experienced in the first quarter of 2015, resulting in a 0.1 percent increase in sales volumes for the six months ended June 30, 2015, as compared to the same period in 2014.

Tracked revenues: Tracked revenues consist of certain costs that are recovered from customers in rates through NHPUC-approved cost tracking mechanisms and therefore have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply costs and costs associated with the generation of electricity for customers, retail transmission charges, energy efficiency program costs and stranded cost recovery revenues.  Tracked distribution revenues increased as a result of increases in energy supply costs, partially offset by a reduction in wholesale generation revenues which impact the timing of the recovery of generation and energy supply costs ($9.2 million) for the six months ended June 30, 2015, as compared to the same period in 2014.

Transmission revenues increased by $7.6 million due primarily to the impact of a lower reserve recorded in 2015 as compared to 2014 for the FERC ROE complaint proceedings and the recovery of higher revenue requirements associated with ongoing investments in our transmission infrastructure.

Purchased Power, Fuel and Transmission expense includes costs associated with PSNH's generation of electricity as well as purchasing electricity on behalf of its customers.  These generation and energy supply costs are recovered from customers in NHPUC-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power, Fuel and Transmission decreased for the six months ended June 30, 2015, as compared to the same period in 2014, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Generation Fuel Costs	$(15.1)
Transmission Costs	(9.0)
Purchased Power Costs	(13.0)
Other	1.0
Total Purchased Power, Fuel and Transmission	$(36.1)

PSNH procures power through its own generation, long-term power supply contracts and short-term purchases and spot purchases in the competitive New England wholesale power market. The decrease in generation fuel costs was due primarily to a decrease in the amount of electricity generated by PSNH facilities for the six months ended June 30, 2015, as compared to the same period in 2014.  The decrease in purchased power costs was due to lower power prices of short-term and spot purchases made in the wholesale power market for the six months ended June 30, 2015, as compared to the same period in 2014.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance increased for the six months ended June 30, 2015, as compared to the same period in 2014, driven by a $3.8 million increase in non-tracked costs, which was primarily attributable to a $5 million contribution to create a clean energy fund that was recorded in the second quarter of 2015 in connection with the generation divestiture agreement, which is not recoverable from customers, partially offset by lower labor and employee benefit expense.  Tracked costs, which have no earnings impact, decreased $1.4 million, which was primarily attributable to lower labor and employee benefit expense.

Depreciation increased for the six months ended June 30, 2015, as compared to the same period in 2014, due primarily to higher utility plant in service balances.

Amortization of Regulatory Assets/(Liabilities), Net, reflects an increase in the deferral to expense of energy supply costs and other amortizations for the six months ended June 30, 2015, as compared to the same period in 2014.  Fluctuations in these costs are recovered from customers in rates and have no impact on earnings.

Taxes Other Than Income Taxes increased for the six months ended June 30, 2015, as compared to the same period in 2014, due primarily to an increase in property taxes as a result of an increase in utility plant balances.

Income Tax Expense increased for the six months ended June 30, 2015, as compared to the same period in 2014, due primarily to higher pre-tax earnings ($1.6 million).

EARNINGS SUMMARY

PSNH's earnings increased $3.3 million for the six months ended June 30, 2015, as compared to the same period in 2014, due primarily to the impact of the lower reserve recorded in 2015 compared to 2014 for the FERC ROE complaint proceedings, higher retail sales volumes, and a decrease in operations and maintenance costs due primarily to lower employee-related expense.  Partially offsetting these favorable earnings impacts were a $5 million contribution to create a clean energy fund that was recorded in the second quarter of 2015 in connection with the generation divestiture agreement, which is not recoverable from customers, higher depreciation expense and higher property tax expense.

LIQUIDITY

PSNH had cash flows provided by operating activities of $150.5 million for the six months ended June 30, 2015, as compared to $142.4 million in the same period in 2014.  The increase in operating cash flows was due primarily to income tax payments of $9.4 million in 2015, compared with income tax payments of $28.8 million in 2014, offset by the timing of collections and payments related to our working capital items, including accounts receivable and accounts payable.  Also partially offsetting the favorable cash flows impacts was the absence of the receipt of $13.1 million in DOE Phase II Damages proceeds received on June 1, 2014 from the Yankee Companies.

RESULTS OF OPERATIONS – WESTERN MASSACHUSETTS ELECTRIC COMPANY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for WMECO for the six months ended June 30, 2015 and 2014 included in this Quarterly Report on Form 10-Q:

	For the Six Months Ended June 30,
			Increase/
(Millions of Dollars)	2015	2014	(Decrease)	Percent
Operating Revenues	$278.1	$245.7	$32.4	13.2%
Operating Expenses:
Purchased Power and Transmission	112.7	87.1	25.6	29.4
Operations and Maintenance	39.9	46.3	(6.4)	(13.8)
Depreciation	21.2	20.6	0.6	2.9
Amortization of Regulatory Assets, Net	7.3	0.7	6.6	(a)
Energy Efficiency Programs	20.6	22.1	(1.5)	(6.8)
Taxes Other Than Income Taxes	18.9	16.5	2.4	14.5
Total Operating Expenses	220.6	193.3	27.3	14.1
Operating Income	57.5	52.4	5.1	9.7
Interest Expense	13.1	12.4	0.7	5.6
Other Income, Net	1.8	1.2	0.6	50.0
Income Before Income Tax Expense	46.2	41.2	5.0	12.1
Income Tax Expense	18.8	16.1	2.7	16.8
Net Income	$27.4	$25.1	$2.3	9.2%

(a) Percent greater than 100 percent not shown as it is not meaningful.

Operating Revenues
WMECO's retail sales volumes were as follows:
	For the Six Months Ended June 30,
	2015	2014	Decrease	Percent
Retail Sales Volumes in GWh	1,775	1,793	(18)	(1.0)%

Fluctuations in WMECO's sales volumes have no impact on total operating revenues or earnings, as WMECO’s revenues are decoupled from sales volumes.  Fluctuations in the overall level of operating revenues are primarily related to tracked revenues.  Tracked revenues consist of certain costs that are recovered from customers in rates through DPU-approved cost tracking mechanisms and therefore have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply costs, transmission related costs, energy efficiency programs, and restructuring and stranded costs as a result of deregulation.

WMECO's Operating Revenues increased by $32.4 million for the six months ended June 30, 2015, as compared to the same period in 2014, due primarily to an increase in energy supply costs ($32.7 million).  Energy supply costs are impacted by the overall New England wholesale energy supply market in which natural gas delivery costs are adversely impacting the cost of energy purchased for our retail customers.  The increase was partially offset by a $3.9 million decrease in revenues that impacts earnings due to the absence of a 2014 wholesale billing adjustment.

Transmission revenues increased by $7.9 million due primarily to the impact of a lower reserve recorded in 2015 as compared to 2014 for the FERC ROE complaint proceedings and the recovery of higher revenue requirements associated with ongoing investments in our transmission infrastructure.

Purchased Power and Transmission expense includes costs associated with the procurement of energy supply on behalf of WMECO's customers.  These energy supply costs are recovered from customers in DPU-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power and Transmission increased for the six months ended June 30, 2015, as compared to the same period in 2014, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Purchased Power Costs	$31.5
Transmission Costs	(5.9)
Total Purchased Power and Transmission	$25.6

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

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance decreased for the six months ended June 30, 2015, as compared to the same period in 2014, driven by a $4.6 million reduction in non-tracked costs, which was primarily attributable to a decrease in workers' compensation claims, lower uncollectible expense and lower labor and employee benefit expense, and a $1.8 million reduction in tracked costs, which have no earnings impact, that was primarily attributable to lower labor and employee benefit expense.

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

Energy Efficiency Programs, which are tracked costs, decreased for the six months ended June 30, 2015, as compared to the same period in 2014, due primarily to a lower level of amortization of previously deferred costs partially offset by an increase in energy efficiency costs incurred in accordance with the three-year program guidelines established by the DPU.

Taxes Other Than Income Taxes increased for the six months ended June 30, 2015, as compared to the same period in 2014, due primarily to an increase in property taxes as a result of an increase in utility plant balances.

Income Tax Expense increased for the six months ended June 30, 2015, as compared to the same period in 2014, due primarily to higher pre-tax earnings ($1.8 million).

EARNINGS SUMMARY

WMECO's earnings increased $2.3 million for the six months ended June 30, 2015, as compared to the same period in 2014, due primarily to the impact of the lower reserve recorded in 2015 compared to 2014 for the FERC ROE complaint proceedings, and a decrease in operations and maintenance expenses primarily attributable to a decrease in workers' compensation claims, lower uncollectible expense and lower employee-related expense.  Partially offsetting these favorable earnings impacts was the absence of a 2014 wholesale billing adjustment, which negatively impacted revenues and interest expense.

LIQUIDITY

WMECO had cash flows provided by operating activities of $43.9 million for the six months ended June 30, 2015, as compared to $96.6 million in the same period in 2014.  The decrease in operating cash flows was due primarily to the timing of collections and payments related to our working capital items, including accounts receivable.  Accounts receivable increased due primarily to an increase in basic service rates effective January 1, 2015.  In addition, the decrease in operating cash flows was due to the timing of regulatory recoveries, resulting from the increase in purchased power costs, and the absence of the receipt of $18.1 million in DOE Phase II Damages proceeds received on June 1, 2014 from the Yankee Companies.  Partially offsetting these unfavorable cash flow impacts were income tax refunds of $12.3 million in 2015, compared with income tax payments of $16.9 million in 2014.

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

Our Regulated companies are subject to credit risk from certain long-term or high-volume supply contracts with energy marketing companies.  Our Regulated companies manage the credit risk with these counterparties in accordance with established credit risk practices and monitor contracting risks, including credit risk.  As of June 30, 2015, our Regulated companies held collateral (letters of credit) from counterparties related to our standard service contracts of approximately $6 million.  As of June 30, 2015, Eversource had cash posted of approximately $8 million with ISO-NE related to energy purchase transactions.

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

ITEM 4.

CONTROLS AND PROCEDURES

Management, on behalf of Eversource, CL&P, NSTAR Electric, PSNH and WMECO, evaluated the design and operation of the disclosure controls and procedures as of June 30, 2015 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC.  This evaluation was made under management's supervision and with management's participation, including the principal executive officer and principal financial officer as of the end of the period covered by this Quarterly Report on Form 10-Q.  There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The principal executive officer and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of Eversource, CL&P, NSTAR Electric, PSNH and WMECO are effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in internal controls over financial reporting for Eversource, CL&P, NSTAR Electric, PSNH and WMECO during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We are parties to various legal proceedings.  We have disclosed these legal proceedings in Part I, Item 3, "Legal Proceedings," and elsewhere in our 2014 Form 10-K.  These disclosures are incorporated herein by reference.  There have been no additional material legal proceedings identified and no material changes with regard to the legal proceedings previously disclosed in our 2014 Form 10-K.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table discloses purchases of our common shares made by us or on our behalf for the periods shown below.  The common shares purchased consist of open market purchases made by the Company or an independent agent.  These share transactions related to shares awarded under the Company's Incentive Plan and Dividend Reinvestment Plan, matching contributions under the Eversource 401k Plan and the purchase of treasury shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
April 1 – April 30, 2015	110,881	$50.69	-	-
May 1 – May 31, 2015	536,581	47.95	-	-
June 1 – June 30, 2015	120,211	45.73	-	-
Total	767,673	$48.00	-	-

ITEM 6.

EXHIBITS

Each document described below is filed herewith, unless designated with an asterisk (*), which exhibits are incorporated by reference by the registrant under whose name the exhibit appears.

Exhibit No.

Description

Listing of Exhibits (Eversource)

*3.1

Declaration of Trust of Eversource Energy, as amended to April 29, 2015 (Attached to the Certificate of Amendment filed as Exhibit 3.1 to the Eversource Energy Current Report on Form 8-K, filed on April 30, 2015, File No. 001-05324)

12

Ratio of Earnings to Fixed Charges

31

Certification of Thomas J. May, Chairman, President and Chief Executive Officer of Eversource Energy, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2015

31.1

Certification of James J. Judge, Executive Vice President and Chief Financial Officer of Eversource Energy, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2015

32

Certification of Thomas J. May, Chairman, President and Chief Executive Officer of Eversource Energy, and James J. Judge, Executive Vice President and Chief Financial Officer of Eversource Energy, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2015

Listing of Exhibits (Eversource and PSNH)

*10.1

2015 Public Service Company of New Hampshire Restructuring and Rate Stabilization Agreement, dated as of June 10, 2015, by and among Eversource, PSNH, the Office of Energy and Planning, Designated Advocate Staff of the New Hampshire Public Utilities Commission, the Office of Consumer Advocate, New Hampshire District 3 Senator Jeb Bradley, New Hampshire District 15 Senator Dan Feltes, the City of Berlin, New Hampshire (subject to ratification by the Berlin City Council), Local No. 1837 of the International Brotherhood of Electrical Workers, the Conservation Law Foundation, the Retail Energy Supply Association, TransCanada Power Marketing Ltd., TransCanada Hydro Northeast Inc., New England Power Generators Association, Inc., and the New Hampshire Sustainable Energy Association d/b/a NH CleanTech Council (Exhibit 99.1 to the Eversource Energy and PSNH Current Report on Form 8-K filed on June 11, 2015, File Nos. 001-05324 and 001-06392)

Listing of Exhibits (CL&P)

*4.1

Supplemental Indenture establishing the terms of the 2015 Series A Bonds, dated as of May 1, 2015, between CL&P and Deutsche Bank Trust Company Americas, as Trustee, dated as of May 1, 2015 (Exhibit 4.1 to the CL&P Current Report on Form 8-K filed on May 26, 2015, File No. 000-00404)

12

Ratio of Earnings to Fixed Charges

31

Certification of Thomas J. May, Chairman of The Connecticut Light and Power Company, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2015

31.1

Certification of James J. Judge, Executive Vice President and Chief Financial Officer of The Connecticut Light and Power Company, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2015

32

Certification of Thomas J. May, Chairman of The Connecticut Light and Power Company, and James J. Judge, Executive Vice President and Chief Financial Officer of The Connecticut Light and Power Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2015

Listing of Exhibits (NSTAR Electric Company)

12

Ratio of Earnings to Fixed Charges

31

Certification of Thomas J. May, Chairman of NSTAR Electric Company, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2015

31.1

Certification of James J. Judge, Executive Vice President and Chief Financial Officer of NSTAR Electric Company, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2015

32

Certification of Thomas J. May, Chairman of NSTAR Electric Company, and James J. Judge, Executive Vice President and Chief Financial Officer of NSTAR Electric Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2015

Listing of Exhibits (PSNH)

12

Ratio of Earnings to Fixed Charges

31

Certification of Thomas J. May, Chairman of Public Service Company of New Hampshire, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2015

31.1

Certification of James J. Judge, Executive Vice President and Chief Financial Officer of Public Service Company of New Hampshire, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2015

32

Certification of Thomas J. May, Chairman of Public Service Company of New Hampshire, and James J. Judge, Executive Vice President and Chief Financial Officer of Public Service Company of New Hampshire, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2015

Listing of Exhibits (WMECO)

12

Ratio of Earnings to Fixed Charges

31

Certification of Thomas J. May, Chairman of Western Massachusetts Electric Company, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2015

31.1

Certification of James J. Judge, Executive Vice President and Chief Financial Officer of Western Massachusetts Electric Company, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2015

32

Certification of Thomas J. May, Chairman of Western Massachusetts Electric Company, and James J. Judge, Executive Vice President and Chief Financial Officer of Western Massachusetts Electric Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2015

Listing of Exhibits (Eversource, CL&P, NSTAR Electric, PSNH, WMECO)

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

EVERSOURCE ENERGY

August 5, 2015	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY

August 5, 2015	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR ELECTRIC COMPANY

August 5, 2015	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

August 5, 2015	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN MASSACHUSETTS ELECTRIC COMPANY

August 5, 2015	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer