Form 10-Q
period 2015-09-30
EVERSOURCE ENERGY; WESTERN MASSACHUSETTS ELECTRIC CO; NSTAR ELECTRIC CO; PUBLIC SERVICE CO OF NEW HAMPSHIRE; CONNECTICUT LIGHT & POWER CO
filed 2015-11-06
CIK 72741, 106170, 13372, 315256, 23426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015
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

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer

Eversource Energy	☒	☐	☐
The Connecticut Light and Power Company	☐	☐	☒
NSTAR Electric Company	☐	☐	☒
Public Service Company of New Hampshire	☐	☐	☒
Western Massachusetts Electric Company	☐	☐	☒

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

	Yes	No

Eversource Energy	☐	☒
The Connecticut Light and Power Company	☐	☒
NSTAR Electric Company	☐	☒
Public Service Company of New Hampshire	☐	☒
Western Massachusetts Electric Company	☐	☒

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

Company - Class of Stock	Outstanding as of October 31, 2015
Eversource Energy Common shares, $5.00 par value	317,191,249 shares

The Connecticut Light and Power Company Common stock, $10.00 par value	6,035,205 shares

NSTAR Electric Company Common stock, $1.00 par value	100 shares

Public Service Company of New Hampshire Common stock, $1.00 par value	301 shares

Western Massachusetts Electric Company Common stock, $25.00 par value	434,653 shares

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

GLOSSARY OF TERMS

The following is a glossary of abbreviations or acronyms that are found in this report:

Current or former Eversource Energy companies, segments or investments:
Eversource, ES or the Company	Eversource Energy and subsidiaries
Eversource parent or ES parent	Eversource Energy, a public utility holding company
ES parent and other companies

ES parent and other companies are comprised of Eversource parent, Eversource Service and other subsidiaries, which primarily includes our unregulated businesses, HWP Company, The Rocky River Realty Company (a real estate subsidiary), and the consolidated operations of CYAPC and YAEC

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
Regulated companies

The Eversource Regulated companies are comprised of the electric distribution and transmission businesses of CL&P, NSTAR Electric, PSNH, and WMECO, the natural gas distribution businesses of Yankee Gas and NSTAR Gas, the generation activities of PSNH and WMECO, and NPT

Regulators:
DEEP	Connecticut Department of Energy and Environmental Protection
DOE	U.S. Department of Energy
DOER	Massachusetts Department of Energy Resources
DPU	Massachusetts Department of Public Utilities
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ISO-NE	ISO New England, Inc., the New England Independent System Operator
MA DEP	Massachusetts Department of Environmental Protection
NHPUC	New Hampshire Public Utilities Commission
PURA	Connecticut Public Utilities Regulatory Authority
SEC	U.S. Securities and Exchange Commission
SJC	Supreme Judicial Court of Massachusetts

Other Terms and Abbreviations:
AFUDC	Allowance For Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income/(Loss)
ARO	Asset Retirement Obligation
C&LM	Conservation and Load Management
CfD	Contract for Differences
Clean Air Project	The construction of a wet flue gas desulphurization system, known as "scrubber technology," to reduce mercury emissions of the Merrimack coal-fired generation station in Bow, New Hampshire
CO2	Carbon dioxide
CPSL	Capital Projects Scheduling List
CTA	Competitive Transition Assessment
CWIP	Construction Work in Progress
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act of 1974
ES 2014 Form 10-K	The Eversource Energy and Subsidiaries 2014 combined Annual Report on Form 10-K as filed with the SEC
ESOP	Employee Stock Ownership Plan
ESPP	Employee Share Purchase Plan
FERC ALJ	FERC Administrative Law Judge
Fitch	Fitch Ratings
FMCC	Federally Mandated Congestion Charge
FTR	Financial Transmission Rights
GAAP	Accounting principles generally accepted in the United States of America
GSC	Generation Service Charge

i

GSRP	Greater Springfield Reliability Project
GWh	Gigawatt-Hours
HQ	Hydro-Québec, a corporation wholly owned by the Québec government, including its divisions that produce, transmit and distribute electricity in Québec, Canada
HVDC	High voltage direct current
Hydro Renewable Energy	Hydro Renewable Energy, Inc., a wholly owned subsidiary of Hydro-Québec
IPP	Independent Power Producers
ISO-NE Tariff	ISO-NE FERC Transmission, Markets and Services Tariff
kV	Kilovolt
kW	Kilowatt (equal to one thousand watts)
kWh	Kilowatt-Hours (the basic unit of electricity energy equal to one kilowatt of power supplied for one hour)
LBR	Lost Base Revenue
LNG	Liquefied natural gas
LRS	Supplier of last resort service
MGP	Manufactured Gas Plant
MMBtu	One million British thermal units
Moody's	Moody's Investors Services, Inc.
MW	Megawatt
MWh	Megawatt-Hours
NEEWS	New England East-West Solution
Northern Pass	The high voltage direct current transmission line project from Canada into New Hampshire
NOx	Nitrogen oxides
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits Other Than Pension
PBOP Plan	Postretirement Benefits Other Than Pension Plan that provides certain retiree benefits, primarily medical, dental and life insurance
PCRBs	Pollution Control Revenue Bonds
Pension Plan	Single uniform noncontributory defined benefit retirement plan
PPA	Pension Protection Act
RECs	Renewable Energy Certificates
Regulatory ROE	The average cost of capital method for calculating the return on equity related to the distribution and generation business segment excluding the wholesale transmission segment
ROE	Return on Equity
RRB	Rate Reduction Bond or Rate Reduction Certificate
RSUs	Restricted share units
S&P	Standard & Poor's Financial Services LLC
SBC	Systems Benefits Charge
SCRC	Stranded Cost Recovery Charge
SERP	Supplemental Executive Retirement Plans and non-qualified defined benefit retirement plans
SIP	Simplified Incentive Plan
SO2	Sulfur dioxide
SS	Standard service
TCAM	Transmission Cost Adjustment Mechanism
TSA	Transmission Service Agreement
UI	The United Illuminating Company

ii

EVERSOURCE ENERGY AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
WESTERN MASSACHUSETTS ELECTRIC COMPANY

TABLE OF CONTENTS

iii

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(Thousands of Dollars)	2015	2014

ASSETS

Current Assets:
Cash and Cash Equivalents	$35,781	$38,703
Receivables, Net	928,064	856,346
Unbilled Revenues	197,920	211,758
Taxes Receivable	12,247	337,307
Fuel, Materials and Supplies	302,225	349,664
Regulatory Assets	653,892	672,493
Marketable Securities	119,702	124,173
Prepayments and Other Current Assets	117,857	102,021
Total Current Assets	2,367,688	2,692,465

Property, Plant and Equipment, Net	19,406,025	18,647,041

Deferred Debits and Other Assets:
Regulatory Assets	3,951,752	4,054,086
Goodwill	3,519,401	3,519,401
Marketable Securities	476,778	515,025
Other Long-Term Assets	324,382	349,957
Total Deferred Debits and Other Assets	8,272,313	8,438,469

Total Assets	$30,046,026	$29,777,975

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable	$1,015,500	$956,825
Long-Term Debt - Current Portion	228,883	245,583
Accounts Payable	610,753	868,231
Obligations to Third Party Suppliers	157,798	115,632
Regulatory Liabilities	226,061	235,022
Accumulated Deferred Income Taxes	169,272	160,288
Other Current Liabilities	563,426	552,800
Total Current Liabilities	2,971,693	3,134,381

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	4,612,828	4,467,473
Regulatory Liabilities	517,595	515,144
Derivative Liabilities	365,692	409,632
Accrued Pension, SERP and PBOP	1,498,346	1,638,558
Other Long-Term Liabilities	872,376	874,387
Total Deferred Credits and Other Liabilities	7,866,837	7,905,194

Capitalization:
Long-Term Debt	8,757,498	8,606,017

Noncontrolling Interest - Preferred Stock of Subsidiaries	155,568	155,568

Equity:
Common Shareholders' Equity:
Common Shares	1,669,313	1,666,796
Capital Surplus, Paid In	6,260,663	6,235,834
Retained Earnings	2,747,977	2,448,661
Accumulated Other Comprehensive Loss	(73,546)	(74,009)
Treasury Stock	(309,977)	(300,467)
Common Shareholders' Equity	10,294,430	9,976,815
Total Capitalization	19,207,496	18,738,400

Total Liabilities and Capitalization	$30,046,026	$29,777,975

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars, Except Share Information)	2015	2014	2015	2014

Operating Revenues	$1,933,105	$1,892,532	$6,263,597	$5,860,736

Operating Expenses:
Purchased Power, Fuel and Transmission	702,640	716,631	2,549,807	2,318,993
Operations and Maintenance	327,283	344,092	977,306	1,069,015
Depreciation	167,884	153,210	495,389	456,224
Amortization of Regulatory (Liabilities)/Assets, Net	(16,851)	(22,531)	42,587	31,826
Energy Efficiency Programs	132,107	118,693	380,559	360,228
Taxes Other Than Income Taxes	150,804	141,527	439,221	421,862
Total Operating Expenses	1,463,867	1,451,622	4,884,869	4,658,148
Operating Income	469,238	440,910	1,378,728	1,202,588
Interest Expense	92,534	89,738	279,635	272,208
Other Income, Net	5,241	11,860	23,866	19,054
Income Before Income Tax Expense	381,945	363,032	1,122,959	949,434
Income Tax Expense	144,146	126,539	420,640	345,858
Net Income	237,799	236,493	702,319	603,576
Net Income Attributable to Noncontrolling Interests	1,879	1,879	5,639	5,639
Net Income Attributable to Common Shareholders	$235,920	$234,614	$696,680	$597,937

Basic Earnings Per Common Share	$0.74	$0.74	$2.20	$1.89

Diluted Earnings Per Common Share	$0.74	$0.74	$2.19	$1.89

Dividends Declared Per Common Share	$0.42	$0.39	$1.25	$1.18

Weighted Average Common Shares Outstanding:
Basic	317,452,212	316,340,691	317,296,107	315,941,904
Diluted	318,405,269	317,554,925	318,396,042	317,186,490

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Net Income	$237,799	$236,493	$702,319	$603,576
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	526	509	1,544	1,528
Changes in Unrealized (Losses)/Gains on Other Securities	(2,803)	(216)	(3,919)	242
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	764	1,042	2,838	4,089
Other Comprehensive Income, Net of Tax	(1,513)	1,335	463	5,859
Comprehensive Income Attributable to Noncontrolling Interests	(1,879)	(1,879)	(5,639)	(5,639)
Comprehensive Income Attributable to Common Shareholders	$234,407	$235,949	$697,143	$603,796

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2015	2014

Operating Activities:
Net Income	$702,319	$603,576
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	495,389	456,224
Deferred Income Taxes	153,353	64,755
Pension, SERP and PBOP Expense	71,802	74,296
Pension and PBOP Contributions	(162,880)	(74,681)
Regulatory Overrecoveries, Net	31,874	290,111
Amortization of Regulatory Assets, Net	42,587	31,826
Proceeds from DOE Damages Claim, Net	-	132,138
Other	(49,548)	(17,096)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(148,442)	(66,463)
Fuel, Materials and Supplies	47,380	(27,147)
Taxes Receivable/Accrued, Net	383,047	26,533
Accounts Payable	(233,660)	(69,448)
Other Current Assets and Liabilities, Net	8,370	(20,607)
Net Cash Flows Provided by Operating Activities	1,341,591	1,404,017

Investing Activities:
Investments in Property, Plant and Equipment	(1,177,285)	(1,117,493)
Proceeds from Sales of Marketable Securities	556,582	388,352
Purchases of Marketable Securities	(535,044)	(389,406)
Other Investing Activities	(2,769)	(4,669)
Net Cash Flows Used in Investing Activities	(1,158,516)	(1,123,216)

Financing Activities:
Cash Dividends on Common Shares	(397,363)	(356,080)
Cash Dividends on Preferred Stock	(5,639)	(5,639)
(Decrease)/Increase in Notes Payable	(387,575)	6,000
Issuance of Long-Term Debt	825,000	650,000
Retirements of Long-Term Debt	(216,700)	(576,650)
Other Financing Activities	(3,720)	(90)
Net Cash Flows Used in Financing Activities	(185,997)	(282,459)
Net Decrease in Cash and Cash Equivalents	(2,922)	(1,658)
Cash and Cash Equivalents - Beginning of Period	38,703	43,364
Cash and Cash Equivalents - End of Period	$35,781	$41,706

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(Thousands of Dollars)	2015	2014

ASSETS

Current Assets:
Cash	$13,407	$2,356
Receivables, Net	425,955	355,140
Accounts Receivable from Affiliated Companies	28,266	16,757
Unbilled Revenues	96,301	102,137
Taxes Receivable	-	116,148
Regulatory Assets	243,293	220,344
Materials and Supplies	44,306	46,664
Prepaid Property Taxes	52,351	15,597
Prepayments and Other Current Assets	16,239	22,225
Total Current Assets	920,118	897,368

Property, Plant and Equipment, Net	7,008,603	6,809,664

Deferred Debits and Other Assets:
Regulatory Assets	1,420,974	1,475,508
Other Long-Term Assets	145,031	177,568
Total Deferred Debits and Other Assets	1,566,005	1,653,076

Total Assets	$9,494,726	$9,360,108

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable to Eversource Parent	$-	$133,400
Long-Term Debt - Current Portion	-	162,000
Accounts Payable	207,366	272,971
Accounts Payable to Affiliated Companies	93,257	65,594
Obligations to Third Party Suppliers	75,659	73,624
Accrued Taxes	47,973	4,091
Regulatory Liabilities	136,393	124,722
Derivative Liabilities	91,372	88,459
Other Current Liabilities	124,504	149,329
Total Current Liabilities	776,524	1,074,190

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,636,831	1,642,805
Regulatory Liabilities	76,864	81,298
Derivative Liabilities	364,691	406,199
Accrued Pension, SERP and PBOP	284,890	273,854
Other Long-Term Liabilities	143,642	148,844
Total Deferred Credits and Other Liabilities	2,506,918	2,553,000

Capitalization:
Long-Term Debt	2,975,316	2,679,951

Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200

Common Stockholder's Equity:
Common Stock	60,352	60,352
Capital Surplus, Paid In	1,910,651	1,804,869
Retained Earnings	1,149,500	1,072,477
Accumulated Other Comprehensive Loss	(735)	(931)
Common Stockholder's Equity	3,119,768	2,936,767
Total Capitalization	6,211,284	5,732,918

Total Liabilities and Capitalization	$9,494,726	$9,360,108

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2015	2014	2015	2014

Operating Revenues	$704,262	$695,642	$2,175,733	$2,017,580

Operating Expenses:
Purchased Power and Transmission	274,762	255,787	861,562	736,952
Operations and Maintenance	122,280	127,285	358,324	368,562
Depreciation	54,809	46,886	159,903	139,598
Amortization of Regulatory (Liabilities)/Assets, Net	(22,859)	13,098	17,917	62,644
Energy Efficiency Programs	42,590	41,399	119,360	119,389
Taxes Other Than Income Taxes	71,563	64,994	201,743	194,105
Total Operating Expenses	543,145	549,449	1,718,809	1,621,250
Operating Income	161,117	146,193	456,924	396,330
Interest Expense	36,716	38,735	109,463	110,448
Other Income, Net	2,356	6,456	8,576	10,658
Income Before Income Tax Expense	126,757	113,914	356,037	296,540
Income Tax Expense	46,569	30,038	127,845	95,980
Net Income	$80,188	$83,876	$228,192	$200,560

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Net Income	$80,188	$83,876	$228,192	$200,560
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	111	111	333	333
Changes in Unrealized (Losses)/Gains on Other Securities	(98)	(7)	(137)	8
Other Comprehensive Income, Net of Tax	13	104	196	341
Comprehensive Income	$80,201	$83,980	$228,388	$200,901

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2015	2014

Operating Activities:
Net Income	$228,192	$200,560
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	159,903	139,598
Deferred Income Taxes	(11,011)	(14,400)
Pension, SERP and PBOP Expense, Net of PBOP Contributions	10,654	8,050
Regulatory Overrecoveries, Net	12,504	62,929
Amortization of Regulatory Assets, Net	17,917	62,644
Proceeds from DOE Damages Claim	-	68,610
Other	(13,048)	(11,290)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(91,842)	(87,922)
Taxes Receivable/Accrued, Net	160,031	39,805
Accounts Payable	(20,485)	16,984
Other Current Assets and Liabilities, Net	(31,044)	(2,575)
Net Cash Flows Provided by Operating Activities	421,771	482,993

Investing Activities:
Investments in Property, Plant and Equipment	(359,339)	(371,660)
Other Investing Activities	(740)	(4,539)
Net Cash Flows Used in Investing Activities	(360,079)	(376,199)

Financing Activities:
Cash Dividends on Common Stock	(147,000)	(128,400)
Cash Dividends on Preferred Stock	(4,169)	(4,169)
Issuance of Long-Term Debt	300,000	250,000
Retirements of Long-Term Debt	(162,000)	(150,000)
Decrease in Notes Payable to Eversource Parent	(133,400)	(181,900)
Capital Contribution from Eversource Parent	105,000	120,000
Other Financing Activities	(9,072)	(3,268)
Net Cash Flows Used in Financing Activities	(50,641)	(97,737)
Net Increase in Cash	11,051	9,057
Cash - Beginning of Period	2,356	7,237
Cash - End of Period	$13,407	$16,294

The accompanying notes are an integral part of these unaudited condensed financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(Thousands of Dollars)	2015	2014

ASSETS

Current Assets:
Cash and Cash Equivalents	$2,809	$12,773
Receivables, Net	303,969	234,481
Accounts Receivable from Affiliated Companies	17,229	40,353
Unbilled Revenues	43,288	29,741
Taxes Receivable	-	144,601
Materials and Supplies	52,315	74,179
Regulatory Assets	223,520	198,710
Prepayments and Other Current Assets	8,862	10,815
Total Current Assets	651,992	745,653

Property, Plant and Equipment, Net	5,545,082	5,335,436

Deferred Debits and Other Assets:
Regulatory Assets	1,179,996	1,179,100
Other Long-Term Assets	60,339	73,051
Total Deferred Debits and Other Assets	1,240,335	1,252,151

Total Assets	$7,437,409	$7,333,240

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable	$258,500	$302,000
Long-Term Debt - Current Portion	200,000	4,700
Accounts Payable	172,521	217,311
Accounts Payable to Affiliated Companies	25,515	63,517
Obligations to Third Party Suppliers	70,607	34,824
Renewable Portfolio Standards Compliance Obligations	67,828	35,698
Accrued Taxes	66,474	4,191
Accumulated Deferred Income Taxes	92,183	55,136
Regulatory Liabilities	12,319	49,611
Other Current Liabilities	88,905	111,800
Total Current Liabilities	1,054,852	878,788

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,546,801	1,527,667
Regulatory Liabilities	267,342	262,738
Accrued Pension, SERP and PBOP	211,891	235,529
Other Long-Term Liabilities	122,026	129,279
Total Deferred Credits and Other Liabilities	2,148,060	2,155,213

Capitalization:
Long-Term Debt	1,592,727	1,792,712

Preferred Stock Not Subject to Mandatory Redemption	43,000	43,000

Common Stockholder's Equity:
Common Stock	-	-
Capital Surplus, Paid In	995,378	994,130
Retained Earnings	1,603,134	1,468,955
Accumulated Other Comprehensive Income	258	442
Common Stockholder's Equity	2,598,770	2,463,527
Total Capitalization	4,234,497	4,299,239

Total Liabilities and Capitalization	$7,437,409	$7,333,240

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2015	2014	2015	2014

Operating Revenues	$750,724	$727,909	$2,134,728	$1,955,609

Operating Expenses:
Purchased Power and Transmission	299,040	317,784	984,035	879,773
Operations and Maintenance	83,486	79,705	228,740	244,610
Depreciation	49,101	47,455	146,818	140,996
Amortization of Regulatory Assets/(Liabilities), Net	2,257	(15,063)	(10,643)	(916)
Energy Efficiency Programs	67,693	56,915	164,843	145,499
Taxes Other Than Income Taxes	34,982	34,513	95,821	99,121
Total Operating Expenses	536,559	521,309	1,609,614	1,509,083
Operating Income	214,165	206,600	525,114	446,526
Interest Expense	18,992	17,338	57,218	59,091
Other Income, Net	513	3,287	3,649	3,011
Income Before Income Tax Expense	195,686	192,549	471,545	390,446
Income Tax Expense	77,062	76,975	187,397	156,655
Net Income	$118,624	$115,574	$284,148	$233,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Net Income	$118,624	$115,574	$284,148	$233,791
Other Comprehensive Loss, Net of Tax:
Changes in Funded Status of SERP Benefit Plan	(2)	-	(184)	-
Other Comprehensive Loss, Net of Tax	(2)	-	(184)	-
Comprehensive Income	$118,622	$115,574	$283,964	$233,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2015	2014

Operating Activities:
Net Income	$284,148	$233,791
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	146,818	140,996
Deferred Income Taxes	54,188	(39,399)
Pension and PBOP Contributions, Net of Pension, SERP and PBOP Expense	(1,138)	(11,046)
Regulatory (Under)/Over Recoveries, Net	(48,903)	155,357
Amortization of Regulatory Liabilities, Net	(10,643)	(916)
Proceeds from DOE Damages Claim	-	30,193
Other	(34,223)	(41,601)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(107,711)	(47,770)
Materials and Supplies	21,863	(20,837)
Taxes Receivable/Accrued, Net	207,516	60,252
Accounts Payable	(41,447)	(40,594)
Accounts Receivable from/Payable to Affiliates, Net	(14,878)	66,758
Other Current Assets and Liabilities, Net	46,671	32,340
Net Cash Flows Provided by Operating Activities	502,261	517,524

Investing Activities:
Investments in Property, Plant and Equipment	(314,055)	(309,248)
Net Cash Flows Used in Investing Activities	(314,055)	(309,248)

Financing Activities:
Cash Dividends on Common Stock	(148,500)	(253,000)
Cash Dividends on Preferred Stock	(1,470)	(1,470)
(Decrease)/Increase in Notes Payable	(43,500)	56,000
Issuance of Long-Term Debt	-	300,000
Retirements of Long-Term Debt	(4,700)	(301,650)
Other Financing Activities	-	(5,137)
Net Cash Flows Used in Financing Activities	(198,170)	(205,257)
Net (Decrease)/Increase in Cash and Cash Equivalents	(9,964)	3,019
Cash and Cash Equivalents - Beginning of Period	12,773	8,021
Cash and Cash Equivalents - End of Period	$2,809	$11,040

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(Thousands of Dollars)	2015	2014

ASSETS

Current Assets:
Cash	$2,103	$489
Receivables, Net	91,700	80,151
Accounts Receivable from Affiliated Companies	14,630	3,194
Unbilled Revenues	34,932	40,181
Fuel, Materials and Supplies	143,983	148,139
Regulatory Assets	89,513	111,705
Prepayments and Other Current Assets	22,125	42,392
Total Current Assets	398,986	426,251

Property, Plant and Equipment, Net	2,768,206	2,635,844

Deferred Debits and Other Assets:
Regulatory Assets	272,360	293,115
Other Long-Term Assets	35,075	39,228
Total Deferred Debits and Other Assets	307,435	332,343

Total Assets	$3,474,627	$3,394,438

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable to Eversource Parent	$137,300	$90,500
Accounts Payable	76,330	93,349
Accounts Payable to Affiliated Companies	25,239	33,734
Regulatory Liabilities	11,338	16,044
Accumulated Deferred Income Taxes	34,699	36,164
Other Current Liabilities	47,589	38,969
Total Current Liabilities	332,495	308,760

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	629,055	587,292
Regulatory Liabilities	49,680	51,372
Accrued Pension, SERP and PBOP	97,167	93,243
Other Long-Term Liabilities	48,543	50,155
Total Deferred Credits and Other Liabilities	824,445	782,062

Capitalization:
Long-Term Debt	1,076,336	1,076,286

Common Stockholder's Equity:
Common Stock	-	-
Capital Surplus, Paid In	748,634	748,240
Retained Earnings	499,450	486,459
Accumulated Other Comprehensive Loss	(6,733)	(7,369)
Common Stockholder's Equity	1,241,351	1,227,330
Total Capitalization	2,317,687	2,303,616

Total Liabilities and Capitalization	$3,474,627	$3,394,438

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2015	2014	2015	2014

Operating Revenues	$234,364	$223,664	$761,086	$735,123

Operating Expenses:
Purchased Power, Fuel and Transmission	53,017	64,397	200,533	247,992
Operations and Maintenance	65,190	65,563	200,085	198,025
Depreciation	26,592	24,568	77,989	73,247
Amortization of Regulatory Assets/(Liabilities), Net	1,967	(9,734)	29,148	(17,565)
Energy Efficiency Programs	3,873	3,766	11,001	10,897
Taxes Other Than Income Taxes	20,104	18,702	61,435	53,051
Total Operating Expenses	170,743	167,262	580,191	565,647
Operating Income	63,621	56,402	180,895	169,476
Interest Expense	11,647	11,024	34,582	33,995
Other Income, Net	685	461	2,313	1,673
Income Before Income Tax Expense	52,659	45,839	148,626	137,154
Income Tax Expense	20,158	17,603	56,135	52,199
Net Income	$32,501	$28,236	$92,491	$84,955

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Net Income	$32,501	$28,236	$92,491	$84,955
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	291	290	872	871
Changes in Unrealized (Losses)/Gains on Other Securities	(169)	(13)	(236)	14
Other Comprehensive Income, Net of Tax	122	277	636	885
Comprehensive Income	$32,623	$28,513	$93,127	$85,840

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2015	2014

Operating Activities:
Net Income	$92,491	$84,955
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	77,989	73,247
Deferred Income Taxes	42,563	67,827
Regulatory Overrecoveries, Net	2,639	16,813
Amortization of Regulatory Assets/(Liabilities), Net	29,148	(17,565)
Proceeds from DOE Damages Claim	-	14,453
Other	10,894	10,834
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(25,126)	(7,467)
Fuel, Materials and Supplies	4,156	(17,350)
Taxes Receivable/Accrued, Net	9,026	(24,108)
Accounts Payable	(20,058)	(9,297)
Other Current Assets and Liabilities, Net	20,141	13,470
Net Cash Flows Provided by Operating Activities	243,863	205,812

Investing Activities:
Investments in Property, Plant and Equipment	(209,522)	(170,127)
Other Investing Activities	241	(148)
Net Cash Flows Used in Investing Activities	(209,281)	(170,275)

Financing Activities:
Cash Dividends on Common Stock	(79,500)	(49,500)
Increase in Notes Payable to Eversource Parent	46,800	66,800
Retirements of Long-Term Debt	-	(50,000)
Other Financing Activities	(268)	(217)
Net Cash Flows Used in Financing Activities	(32,968)	(32,917)
Net Increase in Cash	1,614	2,620
Cash - Beginning of Period	489	130
Cash - End of Period	$2,103	$2,750

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(Thousands of Dollars)	2015	2014

ASSETS

Current Assets:
Cash	$658	$-
Receivables, Net	62,889	51,066
Accounts Receivable from Affiliated Companies	24,221	7,851
Unbilled Revenues	14,517	15,146
Taxes Receivable	49	18,126
Regulatory Assets	48,805	51,923
Marketable Securities	40,459	28,658
Prepayments and Other Current Assets	6,983	7,607
Total Current Assets	198,581	180,377

Property, Plant and Equipment, Net	1,531,705	1,461,321

Deferred Debits and Other Assets:
Regulatory Assets	133,697	146,307
Marketable Securities	17,888	29,452
Other Long-Term Assets	26,709	22,018
Total Deferred Debits and Other Assets	178,294	197,777

Total Assets	$1,908,580	$1,839,475

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable to Eversource Parent	$126,200	$21,400
Long-Term Debt - Current Portion	-	50,000
Accounts Payable	33,960	53,732
Accounts Payable to Affiliated Companies	21,496	14,328
Regulatory Liabilities	24,267	22,486
Accumulated Deferred Income Taxes	13,403	18,089
Other Current Liabilities	28,961	24,080
Total Current Liabilities	248,287	204,115

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	422,753	416,822
Regulatory Liabilities	11,926	10,835
Accrued Pension, SERP and PBOP	18,320	17,705
Other Long-Term Liabilities	36,849	33,747
Total Deferred Credits and Other Liabilities	489,848	479,109

Capitalization:
Long-Term Debt	577,781	578,471

Common Stockholder's Equity:
Common Stock	10,866	10,866
Capital Surplus, Paid In	391,398	391,256
Retained Earnings	193,344	178,834
Accumulated Other Comprehensive Loss	(2,944)	(3,176)
Common Stockholder's Equity	592,664	577,780
Total Capitalization	1,170,445	1,156,251

Total Liabilities and Capitalization	$1,908,580	$1,839,475

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2015	2014	2015	2014

Operating Revenues	$125,093	$118,145	$403,151	$363,843

Operating Expenses:
Purchased Power and Transmission	36,465	43,926	149,182	130,977
Operations and Maintenance	21,762	20,820	61,651	67,085
Depreciation	11,196	10,506	32,420	31,144
Amortization of Regulatory Assets/(Liabilities), Net	3,930	(8,519)	11,194	(7,778)
Energy Efficiency Programs	12,107	10,983	32,701	33,096
Taxes Other Than Income Taxes	9,599	9,200	28,430	25,679
Total Operating Expenses	95,059	86,916	315,578	280,203
Operating Income	30,034	31,229	87,573	83,640
Interest Expense	5,901	6,576	19,014	18,929
Other Income, Net	587	502	2,406	1,670
Income Before Income Tax Expense	24,720	25,155	70,965	66,381
Income Tax Expense	9,749	10,490	28,555	26,596
Net Income	$14,971	$14,665	$42,410	$39,785

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Net Income	$14,971	$14,665	$42,410	$39,785
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	101	85	270	254
Changes in Unrealized (Losses)/Gains on Other Securities	(27)	(2)	(38)	2
Other Comprehensive Income, Net of Tax	74	83	232	256
Comprehensive Income	$15,045	$14,748	$42,642	$40,041

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2015	2014

Operating Activities:
Net Income	$42,410	$39,785
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	32,420	31,144
Deferred Income Taxes	5,531	13,479
Regulatory Overrecoveries, Net	4,024	33,630
Amortization of Regulatory Assets/(Liabilities), Net	11,194	(7,778)
Proceeds from DOE Damages Claim	-	18,883
Other	(4,500)	615
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(32,664)	36,075
Taxes Receivable/Accrued, Net	24,064	(15,831)
Accounts Payable	(14,018)	(12,847)
Other Current Assets and Liabilities, Net	(463)	(16,551)
Net Cash Flows Provided by Operating Activities	67,998	120,604

Investing Activities:
Investments in Property, Plant and Equipment	(93,705)	(82,546)
Proceeds from Sales of Marketable Securities	71,110	58,788
Purchases of Marketable Securities	(71,625)	(59,280)
Net Cash Flows Used in Investing Activities	(94,220)	(83,038)

Financing Activities:
Cash Dividends on Common Stock	(27,900)	(49,000)
Increase in Notes Payable to Eversource Parent	104,800	13,200
Retirements of Long-Term Debt	(50,000)	-
Other Financing Activities	(20)	(29)
Net Cash Flows Provided by/(Used in) Financing Activities	26,880	(35,829)
Net Increase in Cash	658	1,737
Cash - Beginning of Period	-	-
Cash - End of Period	$658	$1,737

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

The combined notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  The accompanying financial statements should be read in conjunction with the entirety of this combined Quarterly Report on Form 10-Q, the first and second quarter 2015 combined Quarterly Report on Form 10-Q and the 2014 combined Annual Report on Form 10-K of Eversource, CL&P, NSTAR Electric, PSNH and WMECO, which were filed with the SEC.  The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The financial statements contain, in the opinion of management, all adjustments (including normal, recurring adjustments) necessary to present fairly Eversource's, CL&P's, NSTAR Electric's, PSNH's and WMECO's financial position as of September 30, 2015 and December 31, 2014, the results of operations and comprehensive income for the three and nine months ended September 30, 2015 and 2014, and the cash flows for the nine months ended September 30, 2015 and 2014.  The results of operations and comprehensive income for the three and nine months ended September 30, 2015 and 2014 and the cash flows for the nine months ended September 30, 2015 and 2014 are not necessarily indicative of the results expected for a full year.

Eversource consolidates CYAPC and YAEC because CL&P's, NSTAR Electric's, PSNH's and WMECO's combined ownership interest in each of these entities is greater than 50 percent.  Intercompany transactions between CL&P, NSTAR Electric, PSNH and WMECO and the CYAPC and YAEC companies have been eliminated in consolidation of the Eversource financial statements.

Eversource's utility subsidiaries' distribution (including generation) and transmission businesses are subject to rate-regulation that is based on cost recovery and meets the criteria for application of accounting guidance for entities with rate-regulated operations, which considers the effect of regulation on the differences in the timing of the recognition of certain revenues and expenses from those of other businesses and industries.  See Note 2, "Regulatory Accounting," for further information.

Certain reclassifications of prior period data were made in the accompanying financial statements to conform to the current period presentation.

B.

Accounting Standards

Accounting Standards Issued but not Yet Effective:  In May 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which amends existing revenue recognition guidance and is required to be applied retrospectively (either to each reporting period presented or cumulatively at the date of initial application).  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, as a result of which ASU 2014-09 is required to be applied in the first quarter of 2018, with 2017 application permitted.  The Company is reviewing the requirements of ASU 2014-09 and will implement the standard in the first quarter of 2018.  The ASU is not expected to have a material impact on the financial statements of Eversource, CL&P, NSTAR Electric, PSNH or WMECO.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, that changes the balance sheet presentation of debt issuance costs.  Under the standard, issuance costs related to debt will be presented on the balance sheet as a direct deduction from the carrying amount of the debt liability rather than as a deferred cost as required by current guidance.  The new accounting guidance is effective for interim and annual periods beginning in the first quarter of 2016 with early adoption permitted.  Upon adoption, an entity must apply the new guidance retrospectively to all prior periods presented in the financial statements.  The Company intends to adopt the new guidance at December 31, 2015.

Management does not expect the adoption of this standard to have a material effect on the financial statements of Eversource, CL&P, NSTAR Electric, PSNH or WMECO.

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

The PURA allows CL&P and Yankee Gas to accelerate the recovery of accounts receivable balances attributable to qualified customers under financial or medical duress (uncollectible hardship accounts receivable) outstanding for greater than 180 days and 90 days, respectively.  The DPU allows WMECO to also recover in rates amounts associated with certain uncollectible hardship accounts receivable.  Uncollectible customer account balances, which are expected to be recovered in rates, are included in Regulatory Assets or Other Long-Term Assets.

The total provision for uncollectible accounts and for uncollectible hardship accounts, which is included in the total provision, are included in Receivables, Net on the balance sheets, and were as follows:

	Total Provision for Uncollectible Accounts		Uncollectible Hardship
(Millions of Dollars)	As of September 30, 2015	As of December 31, 2014	As of September 30, 2015	As of December 31, 2014
Eversource	$185.8	$175.3	$86.6	$91.5
CL&P	79.5	84.3	64.9	74.0
NSTAR Electric	46.4	40.7	-	-
PSNH	9.4	7.7	-	-
WMECO	13.2	9.9	7.7	6.2

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

F.

Other Taxes

Gross receipts taxes levied by the state of Connecticut are collected by CL&P and Yankee Gas from their respective customers.  These gross receipts taxes are shown separately with collections in Operating Revenues and payments in Taxes Other Than Income Taxes on the statements of income as follows:

	For the Three Months Ended		For the Nine Months Ended
(Millions of Dollars)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Eversource	$37.8	$35.0	$112.9	$114.6
CL&P	35.5	32.5	98.0	99.0

Certain sales taxes are collected by Eversource's companies that serve customers in Connecticut and Massachusetts as agents for state and local governments and are recorded on a net basis with no impact on the statements of income.

G. Supplemental Cash Flow Information
Non-cash investing activities include plant additions included in Accounts Payable as follows:

(Millions of Dollars)	As of September 30, 2015	As of September 30, 2014
Eversource	$160.7	128.9
CL&P	46.0	52.2
NSTAR Electric	31.2	18.1
PSNH	33.8	21.0
WMECO	15.5	10.0

H.

Severance Benefits

Eversource recorded severance benefit expense of $1 million and $0.7 million for the three months ended September 30, 2015 and 2014, respectively, and $2.6 million and $6.5 million for the nine months ended September 30, 2015 and 2014, respectively, in connection with reorganizational and cost saving initiatives, and, in 2014, the partial outsourcing of information technology functions.  As of September 30, 2015 and December 31, 2014, the severance accrual totaled $7.1 million and $10.4 million, respectively, and was included in Other Current Liabilities on the balance sheets.

I.

Income Taxes

Income tax expense is estimated for each of the jurisdictions in which Eversource operates and is recorded on the quarter using an estimated annualized effective tax rate.  This process to record income tax expense involves estimating current and deferred income tax expense or benefit and the impact of temporary differences resulting from differing treatment of items for financial reporting and income tax return reporting purposes.  Such differences are the result of timing of the deduction for expenses, as well as any impact of permanent differences, non-tax deductible expenses, or other items that directly impact the income tax return as a result of a regulatory activity (flow-through items).  The temporary differences and flow-through items result in deferred tax assets and liabilities that are included in the balance sheets.

Part of the annual process in making adjustments to these estimates is reconciling the provision for income taxes made during the income tax estimation process to what was filed in the income tax return (return to provision).  In the third quarter of 2015, Eversource and CL&P recorded an $8 million and $4.2 million charge, respectively, as a result of reconciling and adjusting its 2014 provision for income taxes to what was filed on its 2014 income tax return.  Concurrently, Eversource and CL&P recorded a reversal of state tax reserves in the third quarter of 2015, which resulted in a $5.9 million and $2.2 million benefit, respectively.

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

Regulatory Assets:  The components of regulatory assets are as follows:

	As of September 30, 2015	As of December 31, 2014
(Millions of Dollars)	Eversource	Eversource
Benefit Costs	$1,941.8	$2,016.0
Derivative Liabilities	412.8	425.5
Income Taxes, Net	635.8	635.3
Storm Restoration Costs	461.3	502.8
Goodwill-related	490.0	505.4
Regulatory Tracker Mechanisms	373.1	350.5
Contractual Obligations - Yankee Companies	142.0	123.8
Other Regulatory Assets	148.9	167.3
Total Regulatory Assets	4,605.7	4,726.6
Less: Current Portion	653.9	672.5
Total Long-Term Regulatory Assets	$3,951.8	$4,054.1

	As of September 30, 2015				As of December 31, 2014
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH	WMECO
Benefit Costs	$434.8	$486.8	$171.1	$84.2	$445.4	$515.9	$174.3	$85.0
Derivative Liabilities	406.9	1.4	-	-	410.9	4.5	-	-
Income Taxes, Net	435.7	83.5	34.2	30.5	437.7	83.7	38.0	35.5
Storm Restoration Costs	286.5	113.5	36.3	25.0	319.6	103.7	47.7	31.8
Goodwill-related	-	420.7	-	-	-	433.9	-	-
Regulatory Tracker Mechanisms	16.0	228.0	85.4	30.1	16.1	141.4	103.5	33.0
Other Regulatory Assets	84.4	69.6	34.9	12.7	66.1	94.7	41.3	12.9
Total Regulatory Assets	1,664.3	1,403.5	361.9	182.5	1,695.8	1,377.8	404.8	198.2
Less: Current Portion	243.3	223.5	89.5	48.8	220.3	198.7	111.7	51.9
Total Long-Term Regulatory Assets	$1,421.0	$1,180.0	$272.4	$133.7	$1,475.5	$1,179.1	$293.1	$146.3

Regulatory Costs in Other Long-Term Assets:  The Regulated companies had $59.4 million ($2.4 million for CL&P, $21.1 million for NSTAR Electric, $3.2 million for PSNH and $16.2 million for WMECO) and $60.5 million ($1.3 million for CL&P, $33.2 million for NSTAR Electric, $0.9 million for PSNH, and $11 million for WMECO) of additional regulatory costs as of September 30, 2015 and December 31, 2014, respectively, that were included in Other Long-Term Assets on the balance sheets.  These amounts represent incurred costs for which recovery has not yet been specifically approved by the applicable regulatory agency.  However, based on regulatory policies or past precedent on similar costs, management believes it is probable that these costs will ultimately be approved and recovered from customers in rates.  The NSTAR Electric balance as of September 30, 2015 and December 31, 2014 primarily related to costs deferred in connection with the basic service bad debt adder.  See below, within the "2015 Regulatory Developments" section of this footnote for further information.

Regulatory Liabilities:  The components of regulatory liabilities are as follows:

	As of September 30, 2015	As of December 31, 2014
(Millions of Dollars)	Eversource	Eversource
Cost of Removal	$433.7	$439.9
Regulatory Tracker Mechanisms	215.9	192.3
AFUDC - Transmission	66.2	67.1
Other Regulatory Liabilities	27.9	50.8
Total Regulatory Liabilities	743.7	750.1
Less: Current Portion	226.1	235.0
Total Long-Term Regulatory Liabilities	$517.6	$515.1

	As of September 30, 2015				As of December 31, 2014
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH	WMECO
Cost of Removal	$17.2	$257.7	$49.1	$2.0	$19.7	$258.3	$50.3	$1.1
Regulatory Tracker Mechanisms	131.1	13.0	8.6	24.2	122.6	20.7	14.2	22.3
AFUDC - Transmission	51.8	5.4	-	9.0	53.6	4.4	-	9.1
Other Regulatory Liabilities	13.2	3.5	3.3	1.0	10.1	28.9	2.9	0.8
Total Regulatory Liabilities	213.3	279.6	61.0	36.2	206.0	312.3	67.4	33.3
Less: Current Portion	136.4	12.3	11.3	24.3	124.7	49.6	16.0	22.5
Total Long-Term Regulatory Liabilities	$76.9	$267.3	$49.7	$11.9	$81.3	$262.7	$51.4	$10.8

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

NSTAR Electric and NSTAR Gas 2014 Comprehensive Settlement Agreement:  On March 2, 2015, the DPU approved the comprehensive settlement agreement between NSTAR Electric, NSTAR Gas and the Massachusetts Attorney General (the "Settlement") as filed with the DPU on December 31, 2014.  The Settlement resolved the outstanding NSTAR Electric CPSL program filings for 2006 through 2011, the NSTAR Electric and NSTAR Gas PAM and energy efficiency-related customer billing adjustments reported in 2012, and the recovery of LBR related to NSTAR Electric's energy efficiency programs for 2009 through 2011 (11 dockets in total).  In 2015, as a result of the DPU order, NSTAR Electric and NSTAR Gas commenced refunding a combined $44.7 million to customers, which was recorded as a regulatory liability.  NSTAR Electric recognized a $21.7 million pre-tax benefit in the first quarter of 2015 as a result of the approval of the Settlement.

NSTAR Electric Basic Service Bad Debt Adder:  On January 7, 2015, the DPU issued an order concluding that NSTAR Electric had removed energy-related bad debt costs from base distribution rates effective January 1, 2006.  As a result of the DPU order, NSTAR Electric increased its regulatory assets and reduced operations and maintenance expense by $24.2 million in the first quarter of 2015, resulting in after-tax earnings of $14.5 million.  On May 5, 2015, NSTAR Electric filed for recovery of the energy-related bad debt costs regulatory asset from customers beginning July 1, 2015.  On June 24, 2015, the DPU delayed the effective date of NSTAR Electric’s proposed rate increase from July 1, 2015 to November 1, 2015 to allow for the DPU staff to review the reconciliations.  NSTAR Electric requested recovery from customers effective January 1, 2016 in briefs filed with the DPU in October 2015.  On October 27, 2015, the DPU delayed the effective date of the rate increase from November 1, 2015 to December 1, 2015 to allow the DPU staff additional time to review the reconciliations.  NSTAR Electric expects a decision from the DPU in the fourth quarter of 2015.

CL&P Distribution Rates:  On July 2, 2015, PURA issued a final order that allows for an increase to rate base of approximately $163 million associated with ADIT, including a regulatory asset to recover the incremental revenue requirement for the period December 1, 2014 through November 30, 2015 over a subsequent two-year period.  The rate base increase provided an increase to total allowed annual revenue requirements of $18.4 million beginning December 1, 2014.  Of that amount, $15.3 million has been recorded as a regulatory asset through September 30, 2015, with a corresponding increase in Operating Revenues.

3.

PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

The following tables summarize the investments in utility property, plant and equipment by asset category:

	As of September 30, 2015	As of December 31, 2014
(Millions of Dollars)	Eversource	Eversource
Distribution - Electric	$12,821.6	$12,495.2
Distribution - Natural Gas	2,657.5	2,595.4
Transmission	7,260.6	6,930.7
Generation	1,180.0	1,170.9
Electric and Natural Gas Utility	23,919.7	23,192.2
Other (1)	555.3	551.3
Property, Plant and Equipment, Gross	24,475.0	23,743.5
Less: Accumulated Depreciation
Electric and Natural Gas Utility	(6,041.5)	(5,777.8)
Other	(247.6)	(231.8)
Total Accumulated Depreciation	(6,289.1)	(6,009.6)
Property, Plant and Equipment, Net	18,185.9	17,733.9
Construction Work in Progress	1,220.1	913.1
Total Property, Plant and Equipment, Net	$19,406.0	$18,647.0

(1)

These assets are primarily comprised of building improvements, computer software, hardware and equipment and telecommunications assets at Eversource Service and Eversource's unregulated companies.

	As of September 30, 2015				As of December 31, 2014
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH	WMECO
Distribution	$5,289.6	$5,001.9	$1,772.0	$798.1	$5,158.8	$4,895.5	$1,696.7	$784.2
Transmission	3,480.5	1,995.3	839.9	896.7	3,274.0	1,928.5	789.7	891.0
Generation	-	-	1,145.5	34.5	-	-	1,136.5	34.4
Property, Plant and Equipment, Gross	8,770.1	6,997.2	3,757.4	1,729.3	8,432.8	6,824.0	3,622.9	1,709.6
Less: Accumulated Depreciation	(2,007.9)	(1,857.9)	(1,149.6)	(302.6)	(1,928.0)	(1,761.4)	(1,090.0)	(297.4)
Property, Plant and Equipment, Net	6,762.2	5,139.3	2,607.8	1,426.7	6,504.8	5,062.6	2,532.9	1,412.2
Construction Work in Progress	246.4	405.8	160.4	105.0	304.9	272.8	102.9	49.1
Total Property, Plant and Equipment, Net	$7,008.6	$5,545.1	$2,768.2	$1,531.7	$6,809.7	$5,335.4	$2,635.8	$1,461.3

As of September 30, 2015, PSNH had $1.1 billion in gross generation utility plant assets and Accumulated Depreciation of $514 million.  These generation assets are the subject of a divestiture agreement entered into on June 10, 2015 between Eversource, PSNH and key New Hampshire officials whereby, among other resolutions, PSNH has agreed to sell these generation assets.  Upon completion of the sale, all remaining stranded costs will be recovered via bonds that will be secured by a non-bypassable charge on the bills of PSNH's customers.  See Note 8E, "Commitments and Contingencies – PSNH Generation Restructuring," for further information.

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

The gross fair values of derivative assets and liabilities with the same counterparty are offset and reported as net Derivative Assets or Derivative Liabilities, with current and long-term portions, on the balance sheets.  The following table presents the gross fair values of contracts categorized by risk type and the net amount recorded as current or long-term derivative asset or liability:

	As of September 30, 2015			As of December 31, 2014
	Commodity Supply		Net Amount	Commodity Supply		Net Amount
	and Price Risk		Recorded as	and Price Risk		Recorded as
(Millions of Dollars)	Management	Netting (1)	a Derivative	Management	Netting (1)	a Derivative
Current Derivative Assets:
Level 3:
Eversource	$16.6	$(10.8)	$5.8	$16.2	$(6.6)	$9.6
CL&P	16.6	(10.8)	5.8	16.1	(6.6)	9.5
NSTAR Electric	-	-	-	0.1	-	0.1

Long-Term Derivative Assets:
Level 3:
Eversource	$67.7	$(22.2)	$45.5	$93.5	$(19.2)	$74.3
CL&P	65.6	(22.2)	43.4	93.5	(19.2)	74.3
NSTAR Electric	2.1	-	2.1	-	-	-

Current Derivative Liabilities:
Level 2:
Eversource	$(4.6)	$-	$(4.6)	$(9.8)	$-	$(9.8)
Level 3:
Eversource	(92.6)	-	(92.6)	(90.0)	-	(90.0)
CL&P	(91.4)	-	(91.4)	(88.5)	-	(88.5)
NSTAR Electric	(1.2)	-	(1.2)	(1.5)	-	(1.5)

Long-Term Derivative Liabilities:
Level 2:
Eversource	$-	$-	$-	$(0.3)	$-	$(0.3)
Level 3:
Eversource	(365.7)	-	(365.7)	(409.3)	-	(409.3)
CL&P	(364.7)	-	(364.7)	(406.2)	-	(406.2)
NSTAR Electric	(1.0)	-	(1.0)	(3.1)	-	(3.1)

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

As of September 30, 2015 and December 31, 2014, Eversource had NYMEX financial contracts for natural gas futures in order to reduce variability associated with the purchase price of approximately 9.9 million and 8.8 million MMBtu of natural gas, respectively.

For the three months ended September 30, 2015 and 2014, there were losses of $8.8 million and $15.7 million, respectively, deferred as regulatory costs, which reflect the current change in fair value associated with Eversource's derivative contracts. For the nine months ended September 30, 2015 and 2014, there were losses of $58.9 million and gains of $149.9 million, respectively.

Credit Risk

Certain of Eversource's derivative contracts contain credit risk contingent provisions.  These provisions require Eversource to maintain investment grade credit ratings from the major rating agencies and to post collateral for contracts in a net liability position over specified credit limits. As of September 30, 2015 and December 31, 2014, Eversource had approximately $4.6 million and $10 million, respectively, of derivative contracts in a net liability position that were subject to credit risk contingent provisions and would have been required to post additional collateral of approximately $4.7 million and $10 million, respectively, if Eversource parent's unsecured debt credit ratings had been downgraded to below investment grade.

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

The following is a summary of Eversource's, including CL&P's and NSTAR Electric's, Level 3 derivative contracts and the range of the significant unobservable inputs utilized in the valuations over the duration of the contracts:

	As of September 30, 2015					As of December 31, 2014
	Range				Period Covered	Range				Period Covered
Capacity Prices:
Eversource	$10.30	-	13.13	per kW-Month	2016 - 2026	$5.30	-	12.98	per kW-Month	2016 - 2026
CL&P	$10.81	-	12.60	per kW-Month	2019 - 2026	$11.08	-	12.98	per kW-Month	2018 - 2026
NSTAR Electric	$10.30	-	13.13	per kW-Month	2016 - 2019	$5.30	-	11.10	per kW-Month	2016 - 2019

Forward Reserve:
Eversource, CL&P	$2.00			per kW-Month	2016 - 2024	$5.80	-	9.50	per kW-Month	2015 - 2024

REC Prices:
Eversource, NSTAR Electric	$45	-	50	per REC	2015 - 2018	$38	-	56	per REC	2015 - 2018

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

	For the Three Months Ended September 30,
	2015			2014
			NSTAR			NSTAR
(Millions of Dollars)	Eversource	CL&P	Electric	Eversource	CL&P	Electric
Derivatives, Net:
Fair Value as of Beginning of Period	$(422.4)	$(420.2)	$(2.2)	$(430.9)	$(424.6)	$(6.3)
Net Realized/Unrealized Gains/(Losses) Included in Regulatory Assets and Liabilities	(6.0)	(7.6)	1.6	(13.6)	(15.0)	1.4
Settlements	21.4	20.9	0.5	21.0	18.5	2.5
Fair Value as of End of Period	$(407.0)	$(406.9)	$(0.1)	$(423.5)	$(421.1)	$(2.4)

	For the Nine Months Ended September 30,
	2015			2014
			NSTAR			NSTAR
(Millions of Dollars)	Eversource	CL&P	Electric	Eversource	CL&P	Electric
Derivatives, Net:
Fair Value as of Beginning of Period	$(415.4)	$(410.9)	$(4.5)	$(635.2)	$(630.6)	$(7.3)
Net Realized/Unrealized Gains/(Losses) Included in Regulatory Assets and Liabilities	(55.3)	(56.6)	1.3	147.6	149.4	0.9
Settlements	63.7	60.6	3.1	64.1	60.1	4.0
Fair Value as of End of Period	$(407.0)	$(406.9)	$(0.1)	$(423.5)	$(421.1)	$(2.4)

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

Trading Securities:  Eversource has elected to record certain equity securities as trading securities, with the changes in fair values recorded in Other Income, Net on the statements of income.  As of September 30, 2015 and December 31, 2014, these securities were classified as Level 1 in the fair value hierarchy and totaled $14.2 million and $85.1 million, respectively.   Net losses on these securities of $0.5 million and $1.9 million for the three months ended September 30, 2015 and 2014, respectively, and net gains of $1.6 million and $1.9 million, respectively, for the nine months ended September 30, 2015 and 2014, respectively, were recorded in Other Income, Net on the statements of income.  Dividend income is recorded in Other Income, Net when dividends are declared.  In 2015, certain of the securities classified as trading securities were sold and the proceeds were re-invested in equity securities designated as available-for-sale securities.

Available-for-Sale Securities:  The following is a summary of Eversource's and WMECO's available-for-sale securities.  These securities are recorded at fair value and are included in current and long-term Marketable Securities on the balance sheets.

	As of September 30, 2015				As of December 31, 2014
		Pre-Tax	Pre-Tax			Pre-Tax	Pre-Tax
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
(Millions of Dollars)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Eversource
Debt Securities (1) (2)	$311.6	$3.6	$(0.8)	$314.4	$313.0	$7.5	$(0.3)	$320.2
Equity Securities (1)	220.0	53.9	(6.0)	267.9	160.6	73.3	-	233.9
WMECO
Debt Securities (2)	58.3	-	-	58.3	58.2	-	(0.1)	58.1

(1)

Amounts include CYAPC's and YAEC's marketable securities held in nuclear decommissioning trusts of $430.2 million and $450.8 million as of September 30, 2015 and December 31, 2014, respectively, which are legally restricted and can only be used for the costs of decommissioning and fuel removal of the nuclear fuel storage facilities owned by these companies. Unrealized gains and losses for the nuclear decommissioning trusts are recorded in Marketable Securities with the corresponding offset to Other Long-Term Liabilities on the balance sheets, with no impact on the statements of income.

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

Contractual Maturities:  As of September 30, 2015, the contractual maturities of available-for-sale debt securities were as follows:

	Eversource		WMECO
	Amortized		Amortized
(Millions of Dollars)	Cost	Fair Value	Cost	Fair Value
Less than one year (1)	$68.1	$68.1	$40.5	$40.5
One to five years	67.6	68.0	14.2	14.2
Six to ten years	56.9	56.9	0.5	0.5
Greater than ten years	119.0	121.4	3.1	3.1
Total Debt Securities	$311.6	$314.4	$58.3	$58.3

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

Fair Value Measurements:  The following table presents the marketable securities recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

	Eversource		WMECO
(Millions of Dollars)	As of September 30, 2015	As of December 31, 2014	As of September 30, 2015	As of December 31, 2014
Level 1:
Mutual Funds and Equities	$282.1	$319.0	$-	$-
Money Market Funds	30.7	24.9	8.0	4.3
Total Level 1	$312.8	$343.9	$8.0	$4.3
Level 2:
U.S. Government Issued Debt Securities (Agency and Treasury)	$41.3	$51.3	$-	$-
Corporate Debt Securities	57.5	49.1	12.2	14.7
Asset-Backed Debt Securities	27.9	54.1	7.6	14.5
Municipal Bonds	123.9	116.3	10.3	13.0
Other Fixed Income Securities	33.1	24.5	20.2	11.6
Total Level 2	$283.7	$295.3	$50.3	$53.8
Total Marketable Securities	$596.5	$639.2	$58.3	$58.1

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

6.

SHORT-TERM AND LONG-TERM DEBT

Credit Agreements and Commercial Paper Programs:  On October 26, 2015, Eversource parent, CL&P, PSNH, WMECO, NSTAR Gas and Yankee Gas amended and restated their joint five-year $1.45 billion revolving credit facility and extended the termination date to September 4, 2020.  The facility serves to backstop Eversource parent's $1.45 billion commercial paper program.  The commercial paper program allows Eversource parent to issue commercial paper as a form of short-term debt.  As of September 30, 2015 and December 31, 2014, Eversource parent had $757 million and approximately $1.1 billion, respectively, in short-term borrowings outstanding under the Eversource parent commercial paper program, leaving $693 million and $348.9 million of available borrowing capacity as of September 30, 2015 and December 31, 2014, respectively.  The weighted-average interest rate on these borrowings as of September 30, 2015 and December 31, 2014 was 0.41 percent and 0.43 percent, respectively.  As of September 30, 2015, there were intercompany loans from Eversource parent of $137.3 million to PSNH and $126.2 million to WMECO.  As of December 31, 2014, there were intercompany loans from Eversource parent of $133.4 million to CL&P, $90.5 million to PSNH and $21.4 million to WMECO.

On October 26, 2015, NSTAR Electric amended and restated its five-year $450 million revolving credit facility and extended the termination date to September 4, 2020.  The facility serves to backstop NSTAR Electric's $450 million commercial paper program.  As of September 30, 2015 and December 31, 2014, NSTAR Electric had $258.5 million and $302 million, respectively, in short-term borrowings outstanding under its commercial paper program, leaving $191.5 million and $148 million of available borrowing capacity as of September 30, 2015 and December 31, 2014, respectively.  The weighted-average interest rate on these borrowings as of September 30, 2015 and December 31, 2014 was 0.18 percent and 0.27 percent, respectively.

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

On August 3, 2015, WMECO repaid at maturity the $50 million 5.24 percent Series C Senior Notes using short-term borrowings.

On September 10, 2015, Yankee Gas issued $75 million of 3.35 percent 2015 Series M First Mortgage Bonds due to mature in 2025.  The proceeds, net of issuance costs, were used to repay short-term borrowings.

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

Terminated Vested Lump-Sum Payout Offer:  In August, 2015, Eversource made a total lump-sum payout of $149.5 million, which reduced the projected benefit obligation and Pension Plan assets by a corresponding amount.  Therefore, the lump-sum payment option had no impact on the net Accrued Pension Liability reflected on the Eversource, CL&P, PSNH and WMECO balance sheets as of September 30, 2015.

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

	Pension and SERP		Pension and SERP
Eversource	For the Three Months Ended		For the Nine Months Ended
(Millions of Dollars)	September 30, 2015 (1)	September 30, 2014	September 30, 2015 (1)	September 30, 2014
Service Cost	$22.7	$19.1	$68.7	$60.7
Interest Cost	56.9	56.4	170.3	169.5
Expected Return on Plan Assets	(83.9)	(77.7)	(252.1)	(233.1)
Actuarial Loss	36.5	31.7	111.9	96.5
Prior Service Cost	0.9	1.1	2.7	3.3
Total Net Periodic Benefit Expense	$33.1	$30.6	$101.5	$96.9
Capitalized Pension Expense	$9.8	$8.3	$31.3	$26.7

	PBOP		PBOP
Eversource	For the Three Months Ended		For the Nine Months Ended
(Millions of Dollars)	September 30, 2015 (1)	September 30, 2014	September 30, 2015 (1)	September 30, 2014
Service Cost	$4.1	$3.1	$10.3	$9.3
Interest Cost	11.8	12.4	30.4	37.1
Expected Return on Plan Assets	(16.9)	(15.8)	(43.2)	(47.4)
Actuarial Loss	1.7	3.0	4.5	9.1
Prior Service Credit	(0.1)	(0.7)	(0.3)	(2.1)
Total Net Periodic Benefit Expense	$0.6	$2.0	$1.7	$6.0
Capitalized PBOP Expense/(Income)	$-	$1.1	$0.1	$1.9

	Pension and SERP
	For the Three Months Ended September 30, 2015				For the Three Months Ended September 30, 2014
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH (1)	WMECO	CL&P	Electric	PSNH	WMECO
Service Cost	$6.2	$3.7	$3.1	$1.0	$5.0	$3.0	$2.3	$0.8
Interest Cost	12.9	10.0	6.1	2.6	12.5	10.3	5.7	2.5
Expected Return on Plan Assets	(19.8)	(17.5)	(10.1)	(4.7)	(18.7)	(15.7)	(9.3)	(4.4)
Actuarial Loss	8.0	8.7	2.9	1.6	8.2	5.9	2.8	1.7
Prior Service Cost	0.4	-	0.1	0.1	0.4	-	0.1	0.1
Total Net Periodic Benefit Expense	$7.7	$4.9	$2.1	$0.6	$7.4	$3.5	$1.6	$0.7
Intercompany Allocations	$5.8	$3.4	$1.6	$1.1	$6.5	$2.9	$1.8	$1.2
Capitalized Pension Expense	$4.7	$2.7	$0.8	$0.5	$4.3	$2.6	$0.7	$0.6

	Pension and SERP
	For the Nine Months Ended September 30, 2015				For the Nine Months Ended September 30, 2014
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH (1)	WMECO	CL&P	Electric	PSNH	WMECO
Service Cost	$18.4	$11.2	$9.0	$3.2	$15.2	$10.6	$7.4	$2.7
Interest Cost	38.4	30.2	18.1	7.8	38.1	31.0	18.0	7.8
Expected Return on Plan Assets	(59.1)	(52.5)	(30.3)	(14.2)	(56.7)	(47.3)	(28.8)	(13.5)
Actuarial Loss	24.2	27.0	8.8	4.8	25.5	17.6	8.9	5.2
Prior Service Cost	1.1	0.1	0.4	0.2	1.4	-	0.5	0.3
Total Net Periodic Benefit Expense	$23.0	$16.0	$6.0	$1.8	$23.5	$11.9	$6.0	$2.5
Intercompany Allocations	$18.0	$10.3	$5.0	$3.3	$20.8	$6.7	$6.0	$3.9
Capitalized Pension Expense	$14.1	$8.6	$2.6	$1.4	$13.6	$5.5	$2.4	$2.0

	PBOP
	For the Three Months Ended September 30, 2015				For the Three Months Ended September 30, 2014
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH (1)	WMECO	CL&P	Electric	PSNH	WMECO
Service Cost	$0.5	$1.3	$0.3	$0.1	$0.6	$0.8	$0.3	$0.1
Interest Cost	1.8	4.8	1.0	0.3	2.0	4.9	1.1	0.4
Expected Return on Plan Assets	(2.8)	(6.8)	(1.5)	(0.6)	(2.6)	(6.5)	(1.4)	(0.6)
Actuarial Loss/(Gain)	0.2	0.6	0.1	-	1.0	(0.1)	0.6	0.1
Prior Service Credit	-	(0.1)	-	-	-	(0.5)	-	-
Total Net Periodic Benefit Expense/(Income)	$(0.3)	$(0.2)	$(0.1)	$(0.2)	$1.0	$(1.4)	$0.6	$0.0
Intercompany Allocations	$0.4	$0.2	$0.1	$0.1	$0.9	$0.3	$0.2	$0.2
Capitalized PBOP Expense/(Income)	$(0.1)	$-	$0.1	$-	$0.5	$(0.5)	$0.2	$-

	PBOP
	For the Nine Months Ended September 30, 2015				For the Nine Months Ended September 30, 2014
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH (1)	WMECO	CL&P	Electric	PSNH	WMECO
Service Cost	$1.6	$4.0	$1.0	$0.3	$1.7	$2.3	$1.0	$0.3
Interest Cost	5.4	14.2	2.9	1.1	6.0	14.6	3.2	1.3
Expected Return on Plan Assets	(8.3)	(20.5)	(4.4)	(1.9)	(7.9)	(19.5)	(4.1)	(1.7)
Actuarial Loss/(Gain)	0.5	1.8	0.4	-	3.2	(0.4)	1.7	0.3
Prior Service Credit	-	(0.1)	-	-	-	(1.4)	-	-
Total Net Periodic Benefit Expense/(Income)	$(0.8)	$(0.6)	$(0.1)	$(0.5)	$3.0	$(4.4)	$1.8	$0.2
Intercompany Allocations	$1.4	$0.7	$0.3	$0.3	$3.1	$0.4	$0.8	$0.6
Capitalized PBOP Expense/(Income)	$(0.2)	$(0.1)	$0.2	$(0.1)	$1.5	$(1.5)	$0.6	$0.1

(1) Amounts exclude approximately $0.8 million and $2.4 million for the three and nine months ended September 30, 2015, respectively, that represented amounts included in other deferred debits.

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

The number of environmental sites and reserves related to these sites for which remediation or long-term monitoring, preliminary site work or site assessment are being performed are as follows:

	As of September 30, 2015		As of December 31, 2014
		Reserve		Reserve
	Number of Sites	(in millions)	Number of Sites	(in millions)
Eversource	64	$46.9	65	$43.3
CL&P	14	4.8	16	3.8
NSTAR Electric	14	2.2	13	1.1
PSNH	12	3.4	13	5.2
WMECO	4	0.6	4	0.5

Included in the Eversource number of sites and reserve amounts above are former MGP sites that were operated several decades ago and manufactured gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment. The reserve balance related to these former MGP sites was $41 million and $38.8 million as of September 30, 2015 and December 31, 2014, respectively, and relates primarily to the natural gas business segment.

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

Eversource parent issued a declining balance guaranty on behalf of a wholly-owned subsidiary to guarantee the payment of the subsidiary's capital contributions for its investment in the Access Northeast project. The guarantee will not exceed $206 million and will decrease as capital contributions are made.  The guaranty will expire upon the earlier of the full performance of the guaranteed obligations or December 31, 2021.

Eversource parent issued a guaranty on behalf of its subsidiary, NPT, under which, beginning at the time the Northern Pass Transmission line goes into commercial operation, Eversource parent will guarantee the financial obligations of NPT under the TSA in an amount not to exceed $25 million.  Eversource parent's obligations under the guaranty expire upon the full, final and indefeasible payment of the guaranteed obligations.

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

The following table summarizes Eversource parent's exposure to guarantees and indemnifications of its subsidiaries, including CL&P, NSTAR Electric, PSNH and WMECO, and guarantees to external parties, as of September 30, 2015:

		Maximum Exposure
Company	Description	(in millions)	Expiration Dates
On behalf of subsidiaries:
Various	Surety Bonds (1)	$33.2	2015 - 2016
Eversource Service and Rocky River Realty Company	Lease Payments for Vehicles and Real Estate	$12.2	2019 and 2024

On behalf of external parties:
Purchaser of E.S. Boulos Company and a bonding company	E.S. Boulos Company Indemnification	$38.2	2016 and 2020
Algonquin Gas Transmission, LLC	Access Northeast project
(owner of Access Northeast assets)	capital contributions guarantee	$206.0	2021

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

On March 3, 2015, FERC issued an order denying all issues raised on rehearing by the NETOs and Complainants in the first complaint.  The FERC order upheld the base ROE of 10.57 percent for the first complaint refund period and prospectively from October 16, 2014, and upheld that the utility's total ROE (the base ROE plus any incentive adders) for the transmission assets to which the adder applies is capped at the top of the zone of reasonableness, which is currently set at 11.74 percent.  As a result of the clarifying information in the March 2015 order related to the application of the ROE cap, Eversource adjusted its reserve in the first quarter of 2015 and recognized a pre-tax charge to earnings (excluding interest) of $20 million, of which $12.5 million was recorded at CL&P, $2.4 million at NSTAR Electric, $1 million at PSNH, and $4.1 million at WMECO.   The pre-tax charge was recorded as a regulatory liability and as a reduction to Operating Revenues.  The NETOs and Complainants have filed appeals to the D.C. Circuit Court of Appeals, which have been consolidated, and briefing is scheduled to be concluded in the second quarter of 2016.  A court decision is not expected until the second half of 2016.

For the second and third complaint proceedings, hearings were held in late June and early July 2015 and briefs were filed in July and August 2015.  The state parties, municipal utilities and FERC trial staff each believe that the base ROE should be reduced. The NETOs believe that the Complainants' positions are without merit, and the existing ROEs should be maintained.  The FERC ALJ’s initial recommendation is expected by December 30, 2015, and a final FERC order is expected in the third quarter of 2016.

D.

NSTAR Electric Basic Service Bad Debt Adder

On January 7, 2015, the DPU issued an order concluding that NSTAR Electric had removed energy-related bad debt costs from base distribution rates effective January 1, 2006.  As a result of the DPU order, NSTAR Electric increased its regulatory assets and reduced operations and maintenance expense by $24.2 million in the first quarter of 2015, resulting in after-tax earnings of $14.5 million.  On May 5, 2015, NSTAR Electric filed for recovery of the energy-related bad debt costs regulatory asset from customers beginning July 1, 2015.  On June 24, 2015, the DPU delayed the effective date of NSTAR Electric’s proposed rate increase from July 1, 2015 to November 1, 2015 to allow for the DPU staff to review the reconciliations.  NSTAR Electric requested recovery from customers effective January 1, 2016 in briefs filed with the DPU in October 2015.  On October 27, 2015, the DPU delayed the effective date of the rate increase from November 1, 2015 to December 1, 2015 to allow the DPU staff additional time to review the reconciliations.  NSTAR Electric expects a decision from the DPU in the fourth quarter of 2015.

E.

PSNH Generation Restructuring

On June 10, 2015, Eversource and PSNH entered into the 2015 Public Service Company of New Hampshire Restructuring and Rate Stabilization Agreement (the Agreement) with the New Hampshire Office of Energy and Planning, certain members of the Staff of the NHPUC, the Office of Consumer Advocate, two State Senators, and several other parties.  The Agreement was filed with the NHPUC on the same day.  Under the terms of the Agreement, PSNH has agreed to divest its generation assets upon NHPUC approval.  The Agreement is designed to provide a resolution of issues pertaining to PSNH's generation assets in pending regulatory proceedings before the NHPUC.  When implemented, the Agreement provides for the Clean Air Project prudence proceeding to be resolved and all remaining Clean Air Project costs to be included in rates effective January 1, 2016.  As part of the Agreement, PSNH has agreed to forego recovery of $25 million of the deferred equity return related to the Clean Air Project.  In addition, PSNH will not seek a general distribution rate increase effective before July 1, 2017 and will contribute $5 million to create a clean energy fund, which will not be recoverable from its customers.  In the second quarter of 2015, PSNH recorded the $5 million contribution as a long-term liability and an increase to Operations and Maintenance expense on the statements of income.

Upon completion of the divestiture process, all remaining stranded costs, including any remaining deferred equity return in excess of the $25 million that PSNH has agreed to forego, will be recovered via bonds that will be secured by a non-bypassable charge in rates billed to PSNH's customers.

Implementation of the Agreement is subject to NHPUC approval, which is expected in early 2016.

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

	As of September 30, 2015		As of December 31, 2014
Eversource	Carrying	Fair	Carrying	Fair
(Millions of Dollars)	Amount	Value	Amount	Value
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$157.3	$155.6	$153.6
Long-Term Debt	8,986.4	9,419.6	8,851.6	9,451.2

	As of September 30, 2015
	CL&P		NSTAR Electric		PSNH		WMECO
	Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Millions of Dollars)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
Preferred Stock Not Subject to Mandatory Redemption	$116.2	$115.4	$43.0	$41.9	$-	$-	$-	$-
Long-Term Debt	2,975.3	3,285.1	1,792.7	1,931.3	1,076.3	1,135.5	577.8	613.3

	As of December 31, 2014
	CL&P		NSTAR Electric		PSNH		WMECO
	Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Millions of Dollars)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
Preferred Stock Not Subject to Mandatory Redemption	$116.2	$112.0	$43.0	$41.6	$-	$-	$-	$-
Long-Term Debt	2,842.0	3,214.5	1,797.4	1,993.5	1,076.3	1,137.9	628.5	689.4

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

10.

ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in accumulated other comprehensive income/(loss) by component, net of tax, is as follows:

	For the Nine Months Ended September 30, 2015				For the Nine Months Ended September 30, 2014
	Qualified	Unrealized			Qualified	Unrealized
	Cash Flow	Gains/(Losses)	Defined		Cash Flow	Gains on	Defined
Eversource	Hedging	on Marketable	Benefit		Hedging	Marketable	Benefit
(Millions of Dollars)	Instruments	Securities	Plans	Total	Instruments	Securities	Plans	Total
Balance as of Beginning of Period	$(12.4)	$0.7	$(62.3)	$(74.0)	$(14.4)	$0.4	$(32.0)	$(46.0)

OCI Before Reclassifications	-	(3.9)	(0.4)	(4.3)	-	0.2	1.2	1.4
Amounts Reclassified from AOCI	1.5	-	3.3	4.8	1.5	-	2.9	4.4
Net OCI	1.5	(3.9)	2.9	0.5	1.5	0.2	4.1	5.8
Balance as of End of Period	$(10.9)	$(3.2)	$(59.4)	$(73.5)	$(12.9)	$0.6	$(27.9)	$(40.2)

Eversource's qualified cash flow hedging instruments represent interest rate swap agreements on debt issuances that were settled in prior years.  The settlement amount was recorded in AOCI and is being amortized into Net Income over the term of the underlying debt instrument.  CL&P, PSNH and WMECO continue to amortize interest rate swaps settled in prior years from AOCI into Interest Expense over the remaining life of the associated long-term debt, which are not material to their respective financial statements.  The amortization expense of actuarial gains and losses on the defined benefit plans is amortized from AOCI into Operations and Maintenance over the average future employee service period, and is reflected in amounts reclassified from AOCI.  The related tax effects of the reclassification adjustments are not material to the financial statements for the nine months ended September 30, 2015 and 2014.

11.

COMMON SHARES

The following table sets forth the Eversource parent common shares and the shares of common stock of CL&P, NSTAR Electric, PSNH and WMECO that were authorized and issued and the respective per share par values:

	Shares
		Authorized as of
	Per Share	September 30, 2015 and	Issued as of
	Par Value	December 31, 2014	September 30, 2015	December 31, 2014
Eversource	$5	380,000,000	333,862,615	333,359,172
CL&P	$10	24,500,000	6,035,205	6,035,205
NSTAR Electric	$1	100,000,000	100	100
PSNH	$1	100,000,000	301	301
WMECO	$25	1,072,471	434,653	434,653

As of September 30, 2015 and December 31, 2014, there were 16,671,366 and 16,375,835 Eversource common shares held as treasury shares, respectively.  As of September 30, 2015 and December 31, 2014, Eversource common shares outstanding were 317,191,249 and 316,983,337, respectively.  In May 2015, the Company repurchased 532,521 treasury shares at a share price of $47.94.

12.

COMMON SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

Dividends on the preferred stock of CL&P and NSTAR Electric totaled $1.9 million for the three months ended September 30, 2015 and 2014 and $5.6 million for the nine months ended September 30, 2015 and 2014.  These dividends were presented as Net Income Attributable to Noncontrolling Interests on the Eversource statements of income.  Common Shareholders' Equity was fully attributable to the parent and Noncontrolling Interest – Preferred Stock of Subsidiaries was fully attributable to the noncontrolling interest on the Eversource balance sheets.

13.

EARNINGS PER SHARE

Basic EPS is computed based upon the weighted average number of common shares outstanding during each period.  Diluted EPS is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect of certain share-based compensation awards as if they were converted into common shares. For the three and nine months ended September 30, 2015, there were 5,894 and 1,965 antidilutive share awards excluded from the computation, respectively.  For the three and nine months ended September 30, 2014, there were no antidilutive share awards excluded from the computation.

The following table sets forth the components of basic and diluted EPS:

Eversource	For the Three Months Ended		For the Nine Months Ended
(Millions of Dollars, except share information)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net Income Attributable to Common Shareholders	$235.9	$234.6	$696.7	$597.9

Weighted Average Common Shares Outstanding:
Basic	317,452,212	316,340,691	317,296,107	315,941,904
Dilutive Effect	953,057	1,214,234	1,099,935	1,244,586
Diluted	318,405,269	317,554,925	318,396,042	317,186,490
Basic EPS	$0.74	$0.74	$2.20	$1.89
Diluted EPS	$0.74	$0.74	$2.19	$1.89

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

The remainder of Eversource's operations is presented as Other in the tables below and primarily consists of 1) the equity in earnings of Eversource parent from its subsidiaries and intercompany interest income, both of which are eliminated in consolidation, and interest expense related to the debt of Eversource parent, 2) the revenues and expenses of Eversource Service, most of which are eliminated in consolidation, 3) the operations of CYAPC and YAEC, 4) the results of Eversource Gas Transmission LLC and 5) the results of other unregulated subsidiaries, which are not part of its core business.

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

Eversource's segment information is as follows:

	For the Three Months Ended September 30, 2015
Eversource	Electric	Natural Gas	Electric
(Millions of Dollars)	Distribution	Distribution	Transmission	Other	Eliminations	Total
Operating Revenues	$1,543.7	$106.2	$270.4	$211.6	$(198.8)	$1,933.1
Depreciation and Amortization	(84.5)	(17.5)	(42.4)	(7.1)	0.5	(151.0)
Other Operating Expenses	(1,140.8)	(92.7)	(78.3)	(199.6)	198.5	(1,312.9)
Operating Income	318.4	(4.0)	149.7	4.9	0.2	469.2
Interest Expense	(47.4)	(9.2)	(25.9)	(11.2)	1.2	(92.5)
Other Income, Net	1.9	(0.2)	3.8	241.9	(242.2)	5.2
Net Income Attributable to Common Shareholders	$167.5	$(3.7)	$78.0	$234.9	$(240.8)	$235.9

	For the Nine Months Ended September 30, 2015
Eversource	Electric	Natural Gas	Electric
(Millions of Dollars)	Distribution	Distribution	Transmission	Other	Eliminations	Total
Operating Revenues	$4,686.5	$799.6	$787.2	$655.2	$(664.9)	$6,263.6
Depreciation and Amortization	(342.1)	(53.4)	(122.6)	(21.5)	1.6	(538.0)
Other Operating Expenses	(3,535.7)	(631.5)	(225.5)	(619.4)	665.2	(4,346.9)
Operating Income	808.7	114.7	439.1	14.3	1.9	1,378.7
Interest Expense	(140.6)	(27.2)	(79.8)	(35.4)	3.4	(279.6)
Other Income, Net	9.6	(0.1)	11.9	777.0	(774.5)	23.9
Net Income Attributable to Common Shareholders	$418.9	$57.3	$225.0	$764.7	$(769.2)	$696.7
Cash Flows Used for Investments in Plant	$506.5	$120.0	$493.9	$56.9	$-	$1,177.3

	For the Three Months Ended September 30, 2014
Eversource	Electric	Natural Gas	Electric
(Millions of Dollars)	Distribution	Distribution	Transmission	Other	Eliminations	Total
Operating Revenues	$1,502.6	$109.2	$262.5	$211.2	$(193.0)	$1,892.5
Depreciation and Amortization	(71.7)	(16.4)	(37.4)	(13.8)	8.6	(130.7)
Other Operating Expenses	(1,141.5)	(98.4)	(74.2)	(192.4)	185.6	(1,320.9)
Operating Income/(Loss)	289.4	(5.6)	150.9	5.0	1.2	440.9
Interest Expense	(49.2)	(8.5)	(24.5)	(8.6)	1.0	(89.8)
Other Income, Net	9.3	0.1	2.7	226.4	(226.6)	11.9
Net Income/Loss) Attributable to Common Shareholders	$153.4	$(9.9)	$88.1	$228.3	$(225.3)	$234.6

	For the Nine Months Ended September 30, 2014
Eversource	Electric	Natural Gas	Electric
(Millions of Dollars)	Distribution	Distribution	Transmission	Other	Eliminations	Total
Operating Revenues	$4,350.4	$737.5	$721.4	$568.1	$(516.7)	$5,860.7
Depreciation and Amortization	(309.9)	(51.1)	(111.4)	(28.3)	12.7	(488.0)
Other Operating Expenses	(3,343.9)	(586.2)	(211.5)	(534.1)	505.6	(4,170.1)
Operating Income	696.6	100.2	398.5	5.7	1.6	1,202.6
Interest Expense	(143.8)	(25.6)	(78.8)	(27.2)	3.2	(272.2)
Other Income, Net	13.6	0.2	6.9	657.9	(659.5)	19.1
Net Income Attributable to Common Shareholders	$349.1	$44.2	$206.8	$653.4	$(655.6)	$597.9
Cash Flows Used for Investments in Plant	$480.1	$120.6	$469.9	$46.9	$-	$1,117.5

The following table summarizes Eversource's segmented total assets:

Eversource	Electric	Natural Gas	Electric
(Millions of Dollars)	Distribution	Distribution	Transmission	Other	Eliminations	Total
As of September 30, 2015	$17,836.8	$2,986.0	$7,773.7	$12,750.0	$(11,300.5)	$30,046.0
As of December 31, 2014	17,563.4	3,030.9	7,625.6	12,682.5	(11,124.4)	29,778.0

EVERSOURCE ENERGY AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related combined notes included in this combined Quarterly Report on Form 10-Q, the First and Second Quarter 2015 Quarterly Reports on Form 10-Q, and the 2014 Annual Report on Form 10-K.  References in this Form 10-Q to "Eversource," the "Company," "we," "us," and "our" refer to Eversource and its consolidated subsidiaries.  All per share amounts are reported on a diluted basis.  The unaudited condensed consolidated financial statements of Eversource, NSTAR Electric and PSNH and the unaudited condensed financial statements of CL&P and WMECO are herein collectively referred to as the "financial statements."

Refer to the Glossary of Terms included in this combined Quarterly Report on Form 10-Q for abbreviations and acronyms used throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The only common equity securities that are publicly traded are common shares of Eversource.  The earnings and EPS of each business discussed below do not represent a direct legal interest in the assets and liabilities of such business but rather represent a direct interest in our assets and liabilities as a whole.  EPS by business is a financial measure not recognized under GAAP that is calculated by dividing the Net Income Attributable to Common Shareholders of each business by the weighted average diluted Eversource common shares outstanding for the period.  The discussion below also includes non-GAAP financial measures referencing our third quarter and first nine months of 2015 and 2014 earnings and EPS excluding certain integration costs incurred by Eversource parent and our regulated companies.  We use these non-GAAP financial measures to evaluate and to provide details of earnings by business and to more fully compare and explain our third quarter and first nine months of 2015 and 2014 results without including the impact of these items.  Due to the nature and significance of these items on Net Income Attributable to Common Shareholders, we believe that the non-GAAP presentation is more representative of our financial performance and provides additional and useful information to readers of this report in analyzing historical and future performance by business.  These non-GAAP financial measures should not be considered as an alternative to reported Net Income Attributable to Common Shareholders or EPS determined in accordance with GAAP as an indicator of operating performance.

Reconciliations of the above non-GAAP financial measures to the most directly comparable GAAP measures of consolidated diluted EPS and Net Income Attributable to Common Shareholders are included under "Financial Condition and Business Analysis – Overview – Consolidated" and "Financial Condition and Business Analysis – Overview – Regulated Companies" in Management's Discussion and Analysis of Financial Condition and Results of Operations, herein.

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

Financial Condition and Business Analysis

Executive Summary

Results:

•

We earned $235.9 million, or $0.74 per share, in the third quarter of 2015 and $696.7 million, or $2.19 per share, in the first nine months of 2015, compared with $234.6 million, or $0.74 per share, in the third quarter of 2014 and $597.9 million, or $1.89 per share, in the first nine months of 2014.  Excluding integration costs, we earned $237.6 million, or $0.75 per share, in the third quarter of 2015 and $704.5 million, or $2.21 per share, in the first nine months of 2015, compared with $237.6 million, or $0.75 per share, in the third quarter of 2014 and $611.3 million, or $1.93 per share, in the first nine months of 2014.

•

Our electric distribution segment, which includes generation, earned $167.7 million, or $0.53 per share, in the third quarter of 2015 and $419.8 million, or $1.32 per share, in the first nine months of 2015, compared with earnings of $153.4 million, or $0.48 per share, in the third quarter of 2014 and $349.1 million, or $1.10 per share, in the first nine months of 2014.  Our transmission segment earned $78 million, or $0.24 per share, in the third quarter of 2015 and $225 million, or $0.70 per share, in the first nine months of 2015, compared with $88.1 million, or $0.28 per share, in the third quarter of 2014 and $206.8 million, or $0.65 per share, in the first nine months of 2014.  Our natural gas distribution segment had a net loss of $3.5 million, or $0.01 per share, in the third quarter of 2015 and earnings of $57.5 million, or $0.18 per share, in the first nine months of 2015, compared with a net loss of $9.9 million, or $0.03 per share, in the third quarter of 2014 and earnings of $44.2 million, or $0.14 per share, in the first nine months of 2014.  These third quarter and first nine months 2015 results exclude $0.4 million and $1.1 million, respectively, of after-tax integration costs.

•

Eversource parent and other companies had a net loss of $4.6 million, or $0.01 per share, in the third quarter of 2015 and earnings of $2.2 million, or $0.01 per share, in the first nine months of 2015, compared with earnings of $6 million, or $0.02 per share, and $11.2 million, or $0.04 per share, in the third quarter and the first nine months of 2014, respectively.  Third quarter and the first nine months of 2015 results exclude $1.3 million, or $0.01 per share, and $6.7 million, or $0.02 per share, respectively, of after-tax integration costs.  Third quarter and the first nine months of 2014 results exclude $3 million, or $0.01 per share, and $13.4 million, or $0.04 per share, respectively, of after-tax integration costs.

Liquidity:

•

Cash flows provided by operating activities totaled $1.3 billion in the first nine months of 2015, compared with $1.4 billion in the first nine months of 2014.  Investments in property, plant and equipment totaled $1.2 billion in the first nine months of 2015, compared with $1.1 billion in the first nine months of 2014.  Cash and cash equivalents totaled $35.8 million as of September 30, 2015, compared with $38.7 million as of December 31, 2014.

•

On September 1, 2015, our Board of Trustees approved a common share dividend payment of $0.4175 per share, which was paid on September 30, 2015 to shareholders of record as of September 14, 2015.

Legislative, Regulatory, Policy and Other Items:

•

On July 21, 2015, the DOE issued the draft Environmental Impact Statement (EIS) for Northern Pass representing a key milestone in the permitting process.  On August 18, 2015, the revised route was announced including burying 52 miles of the route underground in and around the White Mountain National Forest region.  As a result, the NPT project estimate has increased from $1.4 billion to $1.6 billion.  On October 19, 2015, NPT filed the New Hampshire Site Evaluation Committee (NH SEC) application.

Overview

Consolidated:  A summary of our earnings by business, which also reconciles the non-GAAP financial measures of consolidated non-GAAP earnings and EPS, as well as EPS by business, to the most directly comparable GAAP measures of consolidated Net Income Attributable to Common Shareholders and diluted EPS, for the third quarter and first nine months of 2015 and 2014, is as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Millions of Dollars, Except	2015		2014		2015		2014
Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income Attributable to Common Shareholders (GAAP)	$235.9	$0.74	$234.6	$0.74	$696.7	$2.19	$597.9	$1.89
Regulated Companies	$242.2	$0.76	$231.6	$0.73	$702.3	$2.20	$600.1	$1.89
ES Parent and Other Companies	(4.6)	(0.01)	6.0	0.02	2.2	0.01	11.2	0.04
Non-GAAP Earnings	237.6	0.75	237.6	0.75	704.5	2.21	611.3	1.93
Integration Costs (after-tax)	(1.7)	(0.01)	(3.0)	(0.01)	(7.8)	(0.02)	(13.4)	(0.04)
Net Income Attributable to Common Shareholders (GAAP)	$235.9	$0.74	$234.6	$0.74	$696.7	$2.19	$597.9	$1.89

The 2015 and 2014 integration costs are costs associated with our branding efforts and severance costs.  The branding costs are not recoverable in rates charged to our customers.

Regulated Companies:  Our Regulated companies consist of the electric distribution, transmission, and natural gas distribution segments.  Generation activities of PSNH and WMECO are included in our electric distribution segment.  A summary of our segment earnings and EPS for the third quarter and first nine months of 2015 and 2014 is as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Millions of Dollars, Except	2015		2014		2015		2014
Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Electric Distribution	$167.7	$0.53	$153.4	$0.48	$419.8	$1.32	$349.1	$1.10
Transmission	78.0	0.24	88.1	0.28	225.0	0.70	206.8	0.65
Natural Gas Distribution	(3.5)	(0.01)	(9.9)	(0.03)	57.5	0.18	44.2	0.14
Non-GAAP Earnings	242.2	0.76	231.6	0.73	702.3	2.20	600.1	1.89
Integration Costs (after-tax)	(0.4)	-	-	-	(1.1)	-	-	-
Net Income - Regulated Companies	$241.8	$0.76	$231.6	$0.73	$701.2	$2.20	$600.1	$1.89

The third quarter and first nine months 2015 Regulated companies' integration costs include costs incurred for severance in connection with reorganizational and cost saving initiatives.

Excluding integration costs, our electric distribution segment earnings increased $14.3 million in the third quarter of 2015, as compared to the third quarter of 2014, due primarily to the impact of the December 1, 2014 CL&P base distribution rate increase, higher retail sales volumes at NSTAR Electric and PSNH, an increase in the recovery of LBR at NSTAR Electric related to 2015 energy efficiency programs, an increase in CL&P’s revenues through an adjustment to rate base associated with the accumulated deferred income taxes (ADIT) order, and a decrease in operations and maintenance costs primarily attributable to lower employee-related expenses.  Partially offsetting these favorable earnings impacts were higher depreciation expense and higher property taxes.

Excluding integration costs, our electric distribution segment earnings increased $70.7 million in the first nine months of 2015, as compared to the first nine months of 2014, due primarily to the impact of the December 1, 2014 CL&P base distribution rate increase, the $27.5 million favorable earnings impact related to the resolution of NSTAR Electric’s basic service bad debt adder, the settlement with the Massachusetts Attorney General on eleven open dockets covering the CPSL program filings and the recovery of LBR related to 2009 through 2011 energy efficiency programs at NSTAR Electric, a decrease in operations and maintenance costs primarily attributable to lower employee-related expenses, an increase in the recovery of LBR at NSTAR Electric related to 2015 energy efficiency programs, higher retail sales volumes at NSTAR Electric and PSNH, and the impact of increased CL&P revenues from the ADIT order.  Partially offsetting these favorable earnings impacts were higher depreciation expense, higher property taxes and a $5 million contribution to create a clean energy fund in connection with the PSNH divestiture agreement.

Our transmission segment earnings decreased $10.1 million in the third quarter of 2015, as compared to the third quarter of 2014, due primarily to the absence of favorable state income tax benefits recorded in the third quarter of 2014, partially offset by higher transmission rate base as a result of an increased investment in our transmission infrastructure.

Our transmission segment earnings increased $18.2 million in the first nine months of 2015, as compared to the first nine months of 2014, due primarily to the result of lower reserves associated with the FERC ROE complaint proceedings of $12.4 million recorded in 2015, as compared to $32.1 million recorded in 2014, and a higher transmission rate base as a result of an increased investment in our transmission infrastructure.  These favorable earnings impacts were partially offset by the absence of favorable state income tax benefits recorded in 2014.

Our natural gas distribution segment results improved by $6.4 million in the third quarter of 2015, as compared to the third quarter of 2014, due primarily to favorable income tax benefits recorded in the third quarter of 2015, partially offset by higher depreciation expense and higher property taxes.

Our natural gas distribution segment earnings increased $13.3 million in the first nine months of 2015, as compared to the first nine months of 2014, due primarily to higher firm natural gas sales volumes and peak demand revenues resulting from colder weather in the first quarter of 2015, as compared to the first quarter of 2014, additional natural gas heating customers, a decrease in operations and maintenance costs primarily attributable to lower employee-related expenses, and favorable income tax benefits recorded in 2015.  These favorable earnings impacts were partially offset by higher depreciation expense and higher property taxes.

Eversource Parent and Other Companies:  Excluding the impact of integration costs, Eversource parent and other companies had a net loss of $4.6 million and earnings of $2.2 million in the third quarter and first nine months of 2015, respectively, compared with earnings of $6 million and $11.2 million in the third quarter and first nine months of 2014, respectively.  The earnings decrease in the first nine months of 2015 was due primarily to a higher effective tax rate at Eversource parent in 2015, as compared to 2014, higher interest expense at Eversource parent as a result of new debt issuances in January 2015, a bad debt charge recorded in the third quarter of 2015 at Eversource's unregulated business, and the absence of earnings from Eversource's unregulated electrical contracting business, which was sold in April 2015.

Electric and Natural Gas Sales Volumes:  A summary of our retail electric GWh sales volumes and percentage changes, as well as percentage changes in CL&P, NSTAR Electric, PSNH and WMECO retail electric GWh sales volumes, is as follows:

	For the Three Months Ended September 30, 2015 Compared to 2014
	Eversource			CL&P	NSTAR Electric	PSNH	WMECO
	Sales Volumes (GWh)		Percentage	Percentage	Percentage	Percentage	Percentage
Electric	2015	2014	Increase/(Decrease)	Increase/(Decrease)	Increase/(Decrease)	Increase	Increase
Residential	6,077	5,656	7.4%	8.9%	6.7%	5.3%	5.8%
Commercial	7,613	7,382	3.1%	3.2%	3.0%	3.3%	3.5%
Industrial	1,516	1,517	(0.1)%	(0.2)%	(2.3)%	1.2%	2.3%
Total	15,206	14,555	4.5%	5.4%	3.9%	3.7%	4.2%

	For the Nine Months Ended September 30, 2015 Compared to 2014
	Eversource			CL&P	NSTAR Electric	PSNH	WMECO
	Sales Volumes (GWh)		Percentage	Percentage	Percentage	Percentage	Percentage
Electric	2015	2014	Increase/(Decrease)	Increase/(Decrease)	Increase/(Decrease)	Increase/(Decrease)	Increase/(Decrease)
Residential	16,814	16,306	3.1%	3.7%	3.0%	2.4%	1.2%
Commercial	21,139	20,838	1.4%	1.0%	1.8%	1.3%	1.4%
Industrial	4,221	4,295	(1.7)%	(1.3)%	(3.1)%	(1.2)%	(1.6)%
Total	42,174	41,439	1.8%	2.0%	1.9%	1.3%	0.8%

A summary of our firm natural gas sales volumes in million cubic feet and percentage changes is as follows:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2015 Compared to 2014			September 30, 2015 Compared to 2014
	Sales (million cubic feet)		Percentage	Sales (million cubic feet)		Percentage
Firm Natural Gas	2015	2014	Decrease	2015	2014	Increase/(Decrease)
Residential	2,485	2,487	(0.1)%	29,101	27,468	5.9%
Commercial	4,502	4,565	(1.4)%	32,889	31,032	6.0%
Industrial	4,150	4,276	(3.0)%	16,499	16,669	(1.0)%
Total	11,137	11,328	(1.7)%	78,489	75,169	4.4%
Total, Net of Special Contracts (1)	10,022	10,200	(1.7)%	75,106	71,645	4.8%

(1)

Special contracts are unique to the customers who take service under such an arrangement and generally specify the amount of distribution revenue to be paid to Yankee Gas regardless of the customers' usage.

Weather, fluctuations in energy supply costs, conservation measures (including utility-sponsored energy efficiency programs), and economic conditions affect customer energy usage.  Industrial sales are less sensitive to temperature variations than residential and commercial sales.  In our service territories, weather impacts electric sales during the summer and both electric and natural gas sales during the winter; however, natural gas sales are more sensitive to temperature variations than electric sales.  Customer heating or cooling usage may not directly correlate with historical levels or with the level of degree-days that occur.

For CL&P (effective December 1, 2014) and WMECO, fluctuations in retail electric sales volumes do not impact earnings due to their respective regulatory commission approved revenue decoupling mechanisms.  Distribution revenues are decoupled from their customer sales volumes, which breaks the relationship between sales volumes and revenues recognized.  CL&P and WMECO reconcile their annual base distribution rate recovery to pre-established levels of baseline distribution delivery service revenues.  Any difference between the allowed level of distribution revenue and the actual amount incurred during a 12-month period is adjusted through rates in the following period.  Prior to December 1, 2014, CL&P earned LBR related to reductions in sales volume as a result of successful energy efficiency programs.  LBR was recovered from retail customers through the FMCC.  Effective December 1, 2014, CL&P no longer earns LBR due to its revenue decoupling mechanism.  NSTAR Electric continues to recognize LBR through December 31, 2015 in accordance with the 2012 DPU-approved comprehensive merger settlement agreement with the Massachusetts Attorney General.  For the first nine months of 2015 and 2014, NSTAR Electric recognized LBR of $46.7 million and $28.2 million, respectively.  NSTAR Electric has filed for approval of a three-year energy efficiency plan with the DPU, which includes recovery of LBR until it is operating under a decoupled rate structure.  For further information, see "Regulatory Developments and Rate Matters - Massachusetts - Energy Efficiency Plan" in this Management's Discussion and Analysis of Financial Conditions and Results of Operations.

For the third quarter of 2015, our consolidated retail electric sales volumes were higher, as compared to the same period in 2014, due primarily to warmer weather in 2015.  Cooling degree days in the third quarter of 2015 were 25 percent higher in Connecticut and western Massachusetts, 29 percent higher in the Boston metropolitan area, and 59 percent higher in New Hampshire, as compared to the third quarter of 2014.  Weather-normalized Eversource consolidated retail electric sales volumes increased 1.6 percent in the third quarter of 2015, as compared to the third quarter of 2014.  The increase was due primarily to improved economic conditions, partially offset by an increase in conservation efforts primarily by our residential customers, resulting from company-sponsored energy efficiency programs.

For the first nine months of 2015, our consolidated retail electric sales volumes were higher, as compared to the same period in 2014, due primarily to the impact of colder winter weather experienced in the first quarter of 2015 and the warmer weather in the third quarter of 2015 throughout our service territories.  The first nine months of 2015 heating degree days were 1.2 percent higher in Connecticut and western Massachusetts, 6.6 percent higher in the Boston metropolitan area, and 2.2 percent lower in New Hampshire, as compared to the first nine months of 2014.  Weather-normalized Eversource consolidated retail electric sales volumes were relatively unchanged in the first nine months of 2015, as compared to the first nine months of 2014.  Improved economic conditions were offset by an increase in conservation efforts primarily by our residential customers, resulting from company-sponsored energy efficiency programs.

Our firm natural gas sales are subject to many of the same influences as our retail electric sales.  In addition, they have benefited from customer growth in both of our natural gas distribution companies.  In the third quarter and first nine months of 2015, consolidated firm natural gas sales volumes were lower as compared to the third quarter of 2014, and higher as compared to the first nine months of 2014.  Third quarter 2015 firm natural gas sales volumes were negatively impacted by warmer weather when compared to the third quarter of 2014.  First nine months 2015 firm natural gas sales volumes were favorably impacted by colder winter weather experienced throughout our natural gas service territories in the first quarter of 2015 compared to the same period in 2014.  The third quarter and first nine months of 2015 weather-normalized Eversource consolidated firm natural gas sales volumes increased compared to the same periods in 2014 due primarily to residential and commercial customer growth and improved economic conditions, partially offset by customer conservation efforts resulting from company-sponsored energy efficiency programs.

Liquidity

Consolidated:  Cash and cash equivalents totaled $35.8 million as of September 30, 2015, compared with $38.7 million as of December 31, 2014.

On August 3, 2015, WMECO repaid at maturity the $50 million 5.24 percent Series C Senior Notes using short-term borrowings.

On September 2, 2015, NSTAR Gas priced $100 million of 4.35 percent Series O First Mortgage Bonds due to mature in 2045.  The transaction is scheduled to close on December 8, 2015.

On September 10, 2015, Yankee Gas issued $75 million of 3.35 percent 2015 Series M First Mortgage Bonds due to mature in 2025.  The proceeds, net of issuance costs, were used to repay short-term borrowings.

On October 26, 2015, Eversource parent, CL&P, PSNH, WMECO, NSTAR Gas and Yankee Gas amended and restated their joint five-year $1.45 billion revolving credit facility and extended the termination date to September 4, 2020.  The facility serves to backstop Eversource parent's $1.45 billion commercial paper program.  The commercial paper program allows Eversource parent to issue commercial paper as a form of short-term debt.  As of September 30, 2015 and December 31, 2014, Eversource parent had $757 million and approximately $1.1 billion, respectively, in short-term borrowings outstanding under the Eversource parent commercial paper program, leaving $693 million and $348.9 million of available borrowing capacity as of September 30, 2015 and December 31, 2014, respectively.  The weighted-average interest rate on these borrowings as of September 30, 2015 and December 31, 2014 was 0.41 percent and 0.43 percent, respectively.  As of September 30, 2015, there were intercompany loans from Eversource parent of $137.3 million to PSNH and $126.2 million to WMECO.  As of December 31, 2014, there were intercompany loans from Eversource parent of $133.4 million to CL&P, $90.5 million to PSNH and $21.4 million to WMECO.

On October 26, 2015, NSTAR Electric amended and restated its five-year $450 million revolving credit facility and extended the termination date to September 4, 2020.  The facility serves to backstop NSTAR Electric's $450 million commercial paper program.  As of September 30, 2015 and December 31, 2014, NSTAR Electric had $258.5 million and $302 million, respectively, in short-term borrowings outstanding under its commercial paper program, leaving $191.5 million and $148 million of available borrowing capacity as of September 30, 2015 and December 31, 2014, respectively.  The weighted-average interest rate on these borrowings as of September 30, 2015 and December 31, 2014 was 0.18 percent and 0.27 percent, respectively.

Cash flows provided by operating activities totaled $1.3 billion in the first nine months of 2015, compared with $1.4 billion in the first nine months of 2014.  The decrease in operating cash flows was due primarily to the timing of regulatory recoveries resulting from both increased purchased power and congestion costs at NSTAR Electric, WMECO and CL&P, and the timing of collections and payments related to our working capital items, including accounts receivable and accounts payable.  Accounts receivable increased due primarily to increases in both CL&P’s and NSTAR Electric’s basic service rates effective January 1, 2015, and the increase in CL&P's base distribution rates effective December 1, 2014.  Also contributing to the decrease in operating cash flows was the absence of the receipt of approximately $132 million in DOE Phase II Damages proceeds received in 2014 from the Yankee Companies and an increase of approximately $88 million in Pension and PBOP Plan cash contributions in the first nine months of 2015, as compared to the same period in 2014.  Partially offsetting these unfavorable cash flow impacts were net income tax refunds of approximately $105 million received in the first nine months of 2015 primarily related to the extension of the accelerated depreciation deduction, as compared to income tax payments of approximately $256 million in the first nine months of 2014.

In the first nine months of 2015, we paid cash dividends on common shares of $397.4 million, compared with $356.1 million in the first nine months of 2014.  On September 1, 2015, our Board of Trustees approved a common share dividend payment of $0.4175 per share, which was paid on September 30, 2015 to shareholders of record as of September 14, 2015.

In the first nine months of 2015, CL&P, NSTAR Electric, PSNH, and WMECO paid $147 million, $148.5 million, $79.5 million, and $27.9 million, respectively, in common stock dividends to Eversource parent.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized portions of pension expense.  In the first nine months of 2015, investments for Eversource, CL&P, NSTAR Electric, PSNH, and WMECO were $1.2 billion, $359.3 million, $314.1 million, $209.5 million, and $93.7 million, respectively.

Business Development and Capital Expenditures

Our consolidated capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized portions of pension expense (all of which are non-cash factors), totaled $1.3 billion in the first nine months of 2015, compared with $1.1 billion in the first nine months of 2014.  These amounts included $58.6 million and $40.9 million in the first nine months of 2015 and 2014, respectively, related to information technology and facilities upgrades and enhancements, primarily at Eversource Service and The Rocky River Realty Company.

Natural Gas Transmission Business:

Access Northeast:  Access Northeast is a natural gas pipeline and storage project being developed jointly by Eversource, Spectra Energy Corp and National Grid.  Access Northeast will enhance the Algonquin and Maritimes & Northeast pipeline systems using existing routes and will include two new LNG storage tanks and liquefaction and vaporization facilities in Acushnet, Massachusetts that will be connected to the Algonquin gas pipeline.  The project is expected to be capable of delivering approximately one billion cubic feet of additional natural gas per day to New England.  Eversource and Spectra Energy Corp each own a 40 percent interest in the project, with the remaining 20 percent interest owned by National Grid.  The project is subject to FERC approval, and the total project cost for both the pipeline and the LNG storage is expected to be approximately $3 billion with anticipated in-service dates commencing in November 2018.  On November 3, 2015, a request was filed for FERC approval to initiate the pre-filing review process for Access Northeast.  Upon completion of the pre-filing review, a certificate application will be filed with the FERC.

Electric Transmission Business:  Our consolidated electric transmission business capital expenditures increased by $62.6 million in the first nine months of 2015, as compared to the first nine months of 2014.  A summary of transmission capital expenditures by company is as follows:

	For the Nine Months Ended September 30,
(Millions of Dollars)	2015	2014
CL&P	$146.9	$201.5
NSTAR Electric	158.9	111.1
PSNH	115.2	76.9
WMECO	72.9	50.1
NPT	27.7	19.4
Total Electric Transmission Segment	$521.6	$459.0

NEEWS:  The Interstate Reliability Project (IRP) includes CL&P's construction of an approximately 40-mile, 345-kV overhead line from Lebanon, Connecticut to the Connecticut-Rhode Island border in Thompson, Connecticut where it will connect to transmission enhancements being constructed by National Grid in Rhode Island and Massachusetts.  Construction has been underway in all three states since March 2014.  Eversource's portion of the cost is estimated to be $218 million, and we expect to complete IRP by the end of 2015.  As of September 30, 2015, CL&P had placed $190.7 million in service with minimal remaining close-out activities continuing throughout the remainder of 2015.

Through September 30, 2015, CL&P and WMECO capitalized $378.2 million and $566.9 million, respectively, in costs associated with NEEWS.

GHCC:  The Greater Hartford Central Connecticut (GHCC) solutions are comprised of 27 projects and are expected to cost approximately $350 million and be placed in service from 2016 through 2018.  Through September 2015, we have filed siting applications for five projects of which all have been approved by the Connecticut Siting Council, allowing us to commence construction on those projects in 2015.  Additional siting applications are expected to be filed through the remainder of 2015 and 2016.  All GHCC projects are expected to be completed in late 2018.  As of September 30, 2015, CL&P had capitalized $25.2 million in costs associated with GHCC.

Northern Pass:  Northern Pass is Eversource's planned HVDC transmission line from the Québec-New Hampshire border to Franklin, New Hampshire and an associated alternating current radial transmission line between Franklin and Deerfield, New Hampshire.  Northern Pass will interconnect at the Québec-New Hampshire border with a planned HQ HVDC transmission line.  On July 21, 2015, the DOE issued the draft Environmental Impact Statement (EIS) for Northern Pass representing a key milestone in the permitting process.  On August 18, 2015, the revised route was announced including burying 52 miles of the route underground in and around the White Mountain National Forest region.  As a result, the NPT project estimate has increased from $1.4 billion to $1.6 billion.  In response to requests by the New Hampshire congressional delegation, the DOE announced that it would issue a supplement to the draft EIS, delaying public hearings to allow the DOE to receive comments through the end of 2015.  On October 19, 2015, NPT filed the New Hampshire Site Evaluation Committee (NH SEC) application.  The project is expected to be operational in the first half of 2019.

We expect NPT to participate in the New England Clean Energy RFP process.  For further information on the RFP process, see "Regulatory Developments and Rate Matters – General – Clean Energy Draft RFP" in this Management's Discussion and Analysis of Financial Conditions and Results of Operations.

On August 18, 2015, NPT also announced the Forward NH Plan, which includes a $200 million initiative to allocate funds to projects associated with economic development, community betterment, and clean energy innovations to benefit the state of New Hampshire.  This initiative is contingent upon the Northern Pass transmission line going into commercial operation.

Greater Boston Reliability Solution:  In February 2015, ISO-NE selected Eversource’s and National Grid’s proposed Greater Boston and New Hampshire Solution (Solution) to meet the needs identified in the Greater Boston study.  The Solution consists of a portfolio of electric transmission upgrades straddling southern New Hampshire and Massachusetts in the Merrimack Valley and in the greater Boston metropolitan area.  We are pursuing the necessary regulatory approvals and have filed several siting applications in Massachusetts and New Hampshire.  We estimate our portion of the investment in the Solution will be $544 million.

Distribution Business:  A summary of distribution capital expenditures by company for the first nine months of 2015 and 2014 is as follows:

	For the Nine Months Ended September 30,
(Millions of Dollars)	2015	2014
CL&P:
Basic Business	$87.8	$70.2
Aging Infrastructure	120.0	81.1
Load Growth	29.6	49.7
Total CL&P	237.4	201.0
NSTAR Electric:
Basic Business	75.2	75.4
Aging Infrastructure	69.8	76.0
Load Growth	30.5	25.8
Total NSTAR Electric	175.5	177.2
PSNH:
Basic Business	37.8	33.1
Aging Infrastructure	33.9	24.2
Load Growth	15.8	21.4
Total PSNH	87.5	78.7
WMECO:
Basic Business	12.2	6.2
Aging Infrastructure	13.5	10.2
Load Growth	4.6	3.6
Total WMECO	30.3	20.0
Total - Electric Distribution (excluding Generation)	530.7	476.9
PSNH Generation	15.9	11.3
WMECO Generation	-	7.5
Natural Gas	132.8	138.9
Total Electric and Natural Gas Distribution Segment	$679.4	$634.6

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

On March 3, 2015, FERC issued an order denying all issues raised on rehearing by the NETOs and Complainants in the first complaint.  The FERC order upheld the base ROE of 10.57 percent for the first complaint refund period and prospectively from October 16, 2014, and upheld that the utility's total ROE (the base ROE plus any incentive adders) for the transmission assets to which the adder applies is capped at the top of the zone of reasonableness, which is currently set at 11.74 percent.  As a result of the clarifying information in the March 2015 order related to the application of the ROE cap, Eversource adjusted its reserve in the first quarter of 2015 and recognized an after-tax charge to earnings (excluding interest) of $12.4 million, of which $7.9 million was recorded at CL&P, $1.4 million at NSTAR Electric, $0.6 million at PSNH, and $2.5 million at WMECO.  The NETOs and Complainants have filed appeals to the D.C. Circuit Court of Appeals, which have been consolidated, and briefing is scheduled to be concluded in the second quarter of 2016.  A court decision is not expected until the second half of 2016.

For the second and third complaint proceedings, hearings were held in late June and early July 2015 and briefs were filed in July and August 2015.  The state parties, municipal utilities and FERC trial staff each believe that the base ROE should be reduced.  The NETOs believe that the Complainants' positions are without merit, and the existing ROEs should be maintained.  The FERC ALJ’s initial recommendation is expected by December 30, 2015, and a final FERC order is expected in the third quarter of 2016.

Regulatory Developments and Rate Matters

The Regulated companies' distribution rates are set by their respective state regulatory commissions, and their tariffs include mechanisms for periodically adjusting their rates for the recovery of specific incurred costs.  Other than as described below, for the first nine months of 2015, changes made to the Regulated companies' rates did not have a material impact on their earnings, financial position, or cash flows.  For further information, see "Financial Condition and Business Analysis – Regulatory Developments and Rate Matters" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Eversource 2014 Annual Report on Form 10-K.

General:

Clean Energy Draft RFP:  In February 2015, pursuant to clean energy goals established in three New England states (Massachusetts, Connecticut and Rhode Island), CL&P, NSTAR Electric, WMECO, other electric distribution companies (EDCs), and state agencies in the three states jointly developed and issued a draft request for proposal (RFP) for clean energy resources (including Class I renewable generation and large hydroelectric).  The draft RFP solicits offers for clean energy and the transmission to deliver that energy to the three states.  The procurement will allow the states to identify large-scale projects that may offer the potential to meet their clean energy goals in a cost-effective manner when entered into jointly, while complying with the clean energy statutes within the three states.

The DPU and the Rhode Island Public Utilities Commission (PUC) approved the draft RFP that was jointly submitted by certain EDCs.  The draft RFP encompassed the timetable and method for the solicitation and execution of any associated long-term contracts.  On August 31, 2015, the DEEP issued a notice of proceeding on the Connecticut portion of the draft RFP and accepted public comment through September 30, 2015.  We expect the DEEP and the Massachusetts and Rhode Island EDCs to issue the RFP to a wide range of potentially interested bidders shortly after the DEEP approves the RFP.  We expect the potential bidders will submit proposals within 75 days from the date that the RFPs are issued and that contractual agreements will be submitted for approval to the respective state regulators in 2016.

New England Natural Gas Pipeline Capacity:  In 2014, the six New England states began to explore ways to address and mitigate winter natural gas price spikes and the associated impact on electric power supply costs attributable to winter pipeline capacity constraints.  In Massachusetts, the DPU issued an order on October 2, 2015 determining that it has authority to allow EDCs to contract for natural gas pipeline capacity.  On October 23, 2015, Eversource and National Grid issued a natural gas pipeline capacity RFP in Massachusetts with bids due November 13, 2015.  On September 15, 2015, the NHPUC staff issued a report concluding that the NHPUC could approve contracts between pipelines and EDCs if they were shown to reduce electricity costs and be in the public interest.  In Connecticut, the DEEP expects to provide an opportunity for public comment on a natural gas pipeline capacity RFP in the fourth quarter of 2015.  While all New England states are considering how to address these pipeline constraints, it is unclear whether additional New England states will join Massachusetts and Connecticut in holding RFPs for natural gas pipeline capacity.

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

Connecticut:

CL&P Distribution Rates: On December 17, 2014, PURA granted a re-opener request to CL&P’s base distribution rate application for further review of the appropriate balance of ADIT utilized in the calculation of rate base.  On July 2, 2015, PURA issued a final order that approved a settlement agreement filed on May 19, 2015 between CL&P and the PURA Prosecutorial Staff.  The order allows for an increase to rate base of approximately $163 million associated with ADIT, including a regulatory asset to recover the incremental revenue requirement for the period December 1, 2014 through November 30, 2015 over a subsequent two-year period.  The rate base increase provided an increase to total allowed annual revenue requirements of $18.4 million beginning December 1, 2014.  Of that amount, $15.3 million has been recorded as a regulatory asset through September 30, 2015, with a corresponding increase in Operating Revenues.  The remaining $3.1 million will be recorded in the fourth quarter of 2015.  The aggregate amount will be collected from customers in rates over a 24-month period commencing on December 1, 2015.

Conservation and Load Management Plan:  On October 1, 2015, CL&P and Yankee Gas filed for approval of the three-year electric and natural gas C&LM plan with the DEEP, which was jointly developed with other Connecticut EDCs and natural gas distribution companies.  The C&LM plan, which covers the years 2016 through 2018, was built upon the continued success and momentum of the previous C&LM plans.  The C&LM plan includes performance incentives totaling $24 million over the three year period related to proposed savings goals for CL&P and Yankee Gas.

Massachusetts:

NSTAR Electric and NSTAR Gas 2014 Comprehensive Settlement Agreement:  On March 2, 2015, the DPU approved the comprehensive settlement agreement between NSTAR Electric, NSTAR Gas and the Massachusetts Attorney General (the "Settlement") as filed with the DPU on December 31, 2014.  The Settlement resolved the outstanding NSTAR Electric CPSL program filings for 2006 through 2011, the NSTAR Electric and NSTAR Gas PAM and energy efficiency-related customer billing adjustments reported in 2012, and the recovery of LBR related to NSTAR Electric's energy efficiency programs for 2009 through 2011 (11 dockets in total).  In 2015, as a result of the DPU order, NSTAR Electric and NSTAR Gas commenced refunding a combined $44.7 million to customers, which was recorded as a regulatory liability.  NSTAR Electric recognized a $13 million after-tax benefit in the first quarter of 2015 as a result of the approval of the Settlement.

NSTAR Electric Basic Service Bad Debt Adder:  On January 7, 2015, the DPU issued an order concluding that NSTAR Electric had removed energy-related bad debt costs from base distribution rates effective January 1, 2006.  As a result of the DPU order, NSTAR Electric increased its regulatory assets and reduced operations and maintenance expense by $24.2 million in the first quarter of 2015, resulting in after-tax earnings of $14.5 million.  On May 5, 2015, NSTAR Electric filed for recovery of the energy-related bad debt costs regulatory asset from customers beginning July 1, 2015.  On June 24, 2015, the DPU delayed the effective date of NSTAR Electric’s proposed rate increase from July 1, 2015 to November 1, 2015 to allow for the DPU staff to review the reconciliations.  NSTAR Electric requested recovery from customers effective January 1, 2016 in briefs filed with the DPU in October 2015.  On October 27, 2015, the DPU delayed the effective date of the rate increase from November 1, 2015 to

December 1, 2015 to allow the DPU staff additional time to review the reconciliations.  We expect a decision from the DPU in the fourth quarter of 2015.

NSTAR Electric and WMECO Grid Modernization Plan:  As part of the DPU’s investigation into the modernization of the electric grid, in August 2015, NSTAR Electric and WMECO filed a comprehensive ten-year plan with the DPU.  The plan focuses on technologies and investments that modernize the grid with proposed investments in equipment that reduces the frequency and duration of power outages, optimizes and manages electrical demand, integrates distributed energy resources, and improves workforce and asset management.  The plan includes incremental spending of approximately $430 million over the first five years, which would be recovered from customers in rates, and is pending DPU review and approval.  There is currently no timeline for the DPU to take any action on this plan.

Energy Efficiency Plan:  The Massachusetts EDCs and natural gas distribution companies have increased their energy efficiency savings achievements significantly since the enactment of the Green Communities Act in 2008, with electric savings almost tripling between 2008 and 2014.  On October 30, 2015, NSTAR Electric, WMECO, and NSTAR Gas filed for approval of the three-year electric and natural gas energy efficiency plan with the DPU, which was jointly developed with other Massachusetts EDCs and natural gas distribution companies.  As part of this plan, which covers the years 2016 through 2018, NSTAR Electric, WMECO, and NSTAR Gas are proposing to maintain aggressive savings goals.  The plan includes performance incentives related to these aggressive savings goals totaling $59 million over the three year period for NSTAR Electric, WMECO and NSTAR Gas, as well as recovery of LBR resulting from incremental efficiency savings of approximately $50 million on an annual basis for NSTAR Electric.

NSTAR Gas Distribution Rates:  On October 30, 2015, the DPU issued a final order in the NSTAR Gas distribution rate case, which approved an annualized base rate increase of $15.8 million effective January 1, 2016.  In the final order, the DPU also approved an authorized regulatory ROE of 9.8 percent, the establishment of a revenue decoupling reconciliation mechanism, and a 52.1 percent equity component of its capital structure.

New Hampshire:

PSNH Divestiture Agreement:  On June 10, 2015, Eversource and PSNH entered into the 2015 Public Service Company of New Hampshire Restructuring and Rate Stabilization Agreement (the Agreement) with the New Hampshire Office of Energy and Planning, certain members of the Staff of the NHPUC, the Office of Consumer Advocate, two State Senators, and several other parties.  The Agreement was filed with the NHPUC on the same day.  Under the terms of the Agreement, PSNH has agreed to divest its generation assets upon NHPUC approval.  The Agreement is designed to provide a resolution of issues pertaining to PSNH's generation assets in pending regulatory proceedings before the NHPUC.  When implemented, the Agreement provides for the Clean Air Project prudence proceeding to be resolved and all remaining Clean Air Project costs to be included in rates effective January 1, 2016.  As part of the Agreement, PSNH has agreed to forego recovery of $25 million of the deferred equity return related to the Clean Air Project.  In addition, PSNH will not seek a general distribution rate increase effective before July 1, 2017 and will contribute $5 million to create a clean energy fund, which will not be recoverable from its customers.  In the second quarter of 2015, PSNH recorded the $5 million contribution as a long-term liability and an increase to Operations and Maintenance expense on the statements of income.

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

Implementation of the Agreement is subject to NHPUC approval, which is expected in early 2016.

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

RESULTS OF OPERATIONS – EVERSOURCE ENERGY AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for Eversource for the three and nine months ended September 30, 2015 and 2014 included in this Quarterly Report on Form 10-Q:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
			Increase/				Increase/
(Millions of Dollars)	2015	2014	(Decrease)	Percent	2015	2014	(Decrease)	Percent
Operating Revenues	$1,933.1	$1,892.5	$40.6	2.1%	$6,263.6	$5,860.7	$402.9	6.9%
Operating Expenses:
Purchased Power, Fuel and Transmission	702.6	716.6	(14.0)	(2.0)	2,549.8	2,319.0	230.8	10.0
Operations and Maintenance	327.3	344.1	(16.8)	(4.9)	977.3	1,069.0	(91.7)	(8.6)
Depreciation	167.9	153.2	14.7	9.6	495.4	456.2	39.2	8.6
Amortization of Regulatory (Liabilities)/Assets, Net	(16.8)	(22.5)	5.7	25.3	42.6	31.8	10.8	34.0
Energy Efficiency Programs	132.1	118.7	13.4	11.3	380.6	360.2	20.4	5.7
Taxes Other Than Income Taxes	150.8	141.5	9.3	6.6	439.2	421.9	17.3	4.1
Total Operating Expenses	1,463.9	1,451.6	12.3	0.8	4,884.9	4,658.1	226.8	4.9
Operating Income	469.2	440.9	28.3	6.4	1,378.7	1,202.6	176.1	14.6
Interest Expense	92.5	89.7	2.8	3.1	279.6	272.2	7.4	2.7
Other Income, Net	5.2	11.8	(6.6)	(55.9)	23.9	19.0	4.9	25.8
Income Before Income Tax Expense	381.9	363.0	18.9	5.2	1,123.0	949.4	173.6	18.3
Income Tax Expense	144.1	126.5	17.6	13.9	420.7	345.9	74.8	21.6
Net Income	237.8	236.5	1.3	0.5	702.3	603.5	98.8	16.4
Net Income Attributable to Noncontrolling Interests	1.9	1.9	-	-	5.6	5.6	-	-
Net Income Attributable to Common Shareholders	$235.9	$234.6	$1.3	0.6%	$696.7	$597.9	$98.8	16.5%

Operating Revenues
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
			Increase/				Increase/
(Millions of Dollars)	2015	2014	(Decrease)	Percent	2015	2014	(Decrease)	Percent
Electric Distribution	$1,543.7	$1,502.6	$41.1	2.7%	$4,686.5	$4,350.4	$336.1	7.7%
Natural Gas Distribution	106.2	109.2	(3.0)	(2.7)	799.6	737.5	62.1	8.4
Total Distribution	1,649.9	1,611.8	38.1	2.4	5,486.1	5,087.9	398.2	7.8
Electric Transmission	270.4	262.5	7.9	3.0	787.2	721.4	65.8	9.1
Total Regulated Companies	1,920.3	1,874.3	46.0	2.5	6,273.3	5,809.3	464.0	8.0
Other and Eliminations	12.8	18.2	(5.4)	(29.7)	(9.7)	51.4	(61.1)	(a)
Total Operating Revenues	$1,933.1	$1,892.5	$40.6	2.1%	$6,263.6	$5,860.7	$402.9	6.9%

(a) Percent greater than 100 percent not shown as it is not meaningful.

A summary of our retail electric sales volumes and firm natural gas sales volumes were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
			Increase/
	2015	2014	(Decrease)	Percent	2015	2014	Increase	Percent
Retail Electric Sales Volumes in GWh	15,206	14,555	651	4.5%	42,174	41,439	735	1.8%
Firm Natural Gas Sales Volumes in Million Cubic Feet	11,137	11,328	(191)	(1.7)	78,489	75,169	3,320	4.4

Three Months Ended:

Operating Revenues increased by $40.6 million for the three months ended September 30, 2015, as compared to the same period in 2014.

Base electric distribution revenues:  Base electric distribution segment revenues increased $52.8 million due primarily to CL&P’s base distribution rate increase, approved by PURA on December 17, 2014, effective December 1, 2014 ($40.7 million).  In addition, CL&P recognized $4.6 million in Operating Revenues in the third quarter of 2015 due to a PURA-approved settlement agreement, which increased CL&P’s distribution revenue requirement through an adjustment to rate base associated with accumulated deferred income taxes (ADIT).

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

Tracked distribution revenues: Tracked revenues consist of certain costs that are recovered from customers in rates through regulatory commission-approved cost tracking mechanisms and therefore have no impact on earnings. Costs recovered through cost tracking mechanisms include energy and natural gas supply costs, federally mandated congestion charges, retail electric transmission charges, energy efficiency program costs, system resiliency costs, certain uncollectible hardship bad debt expenses and restructuring and stranded costs as a result of deregulation.  Tracked electric distribution segment revenues decreased primarily as a result of a decrease in energy supply costs ($40.7 million) and a decrease in the federally mandated congestion charge primarily driven by refunds in 2015 for a prior year overrecovery ($25.7 million), partially offset by increases in stranded cost recoveries ($21.9 million), energy efficiency program cost revenues ($15.3 million) and retail transmission charges ($4.8 million).  Tracked natural gas distribution segment revenues decreased due primarily to a decrease in rates related to the recovery of costs associated with the procurement of natural gas supply ($13.2 million).

Transmission revenues:  The electric transmission segment revenues increased by $7.9 million due primarily to recovery of higher revenue requirements associated with ongoing investments in our transmission infrastructure.

Other:  Other revenues decreased due primarily to the sale of Eversource's unregulated contracting business, which was sold on April 13, 2015 ($14.3 million).

Nine Months Ended:

Operating Revenues increased by $402.9 million for the nine months ended September 30, 2015, as compared to the same period in 2014.

Base electric and natural gas distribution revenues:  Base electric distribution segment revenues increased $124.5 million due primarily to CL&P’s base distribution rate increase, approved by PURA on December 17, 2014, effective December 1, 2014 ($107.3 million) and weather.  In addition, Operating Revenues increased $15.3 million at CL&P due to the PURA-approved settlement agreement regarding ADIT, $11 million for the 2014 Comprehensive Settlement Agreement associated with the recovery of LBR related to 2009 through 2011 energy efficiency programs at NSTAR Electric, and $18.5 million increase of LBR recognition at NSTAR Electric related to 2015 energy efficiency programs for the nine months ended September 30, 2015, as compared to the same period in 2014.  The $15.3 million represents the incremental revenue requirement recognized for the period December 1, 2014 through September 30, 2015, which will be collected from customers over a 24-month period commencing December 1, 2015.  The impact of colder winter weather experienced in the first quarter of 2015 and the warmer weather in the third quarter of 2015 was the primary driver of the increase in retail electric sales volumes and base electric distribution revenues at NSTAR Electric and PSNH for the nine months ended September 30, 2015 compared to the same period in 2014.

Firm natural gas base distribution segment revenues increased $9.9 million as a result of the impact of colder winter weather experienced in the first quarter of 2015, resulting from a 4.4 percent increase in firm natural gas sales volumes for the nine months ended September 30, 2015, as compared to the same period in 2014.  The winter weather conditions experienced in the first quarter of 2015 were significantly colder than both normal and the same period last year throughout our natural gas service territories.  Weather-normalized firm natural gas sales volumes (based on 30-year average temperatures) increased 2.5 percent for the nine months ended September 30, 2015, as compared to the same period in 2014, due primarily to residential and commercial customer growth and improved economic conditions.

Tracked distribution revenues: Tracked electric distribution segment revenues increased as a result of increases in energy supply costs ($297.4 million) and tracked natural gas distribution segment revenues increased due primarily to an increase in rates related to the recovery of costs associated with the procurement of natural gas supply ($25.8 million).  Energy and natural gas supply costs were impacted by the overall New England wholesale energy supply market in which natural gas delivery costs adversely impacted the cost of electric energy purchased for our retail electric customers and the cost of natural gas purchased on behalf of our retail natural gas customers.  These increases were partially offset by a decrease in retail electric transmission charges ($80.3 million) and a decrease in the federally mandated congestion charge primarily driven by refunds in 2015 for a prior year overrecovery ($82.4 million).

Electric transmission revenues:  The electric transmission segment revenues increased by $65.8 million due primarily to the impact of a lower FERC ROE complaint proceedings reserve recorded in 2015 as compared to 2014 and the recovery of higher revenue requirements associated with ongoing investments in our transmission infrastructure.

Other:  Other revenues decreased due primarily to the sale of Eversource's unregulated contracting business on April 13, 2015 ($42.5 million).

Purchased Power, Fuel and Transmission expense includes costs associated with purchasing electricity and natural gas on behalf of our customers.  These energy supply costs are recovered from customers in rates through cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power, Fuel and Transmission decreased for the three months ended September 30, 2015 and increased for the nine months ended September 30, 2015, as compared to the same periods in 2014, due primarily to the following:

	Three Months Ended	Nine Months Ended
(Millions of Dollars)	Increase/(Decrease)	Increase/(Decrease)
Electric Distribution	$(19.2)	$197.3
Natural Gas Distribution	(4.6)	48.9
Transmission	0.6	2.3
Other and Eliminations	9.2	(17.7)
Total Purchased Power, Fuel and Transmission	$(14.0)	$230.8

The decrease in purchased power costs for the three months ended September 30, 2015 at the electric distribution business was driven by lower prices associated with the procurement of energy supply, as compared to the same period in 2014.  The decrease in purchased power costs at the natural gas distribution business was due to lower average natural gas prices for the three months ended September 30, 2015, as compared to the same period in 2014.

The increases in purchased power costs for the nine months ended September 30, 2015 at the electric and natural gas distribution businesses were driven by the higher prices associated with the procurement of energy supply in the first half of 2015, as compared to the same period in 2014.  Our energy supply prices were impacted by higher natural gas delivery costs which, in addition to its impact on the price of natural gas purchased on behalf of our retail natural gas customers, had an adverse impact on the price of electric energy purchased for our retail electric customers.

Operations and Maintenance expense includes tracked costs and costs that are part of base electric and natural gas distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance decreased for the three and nine months ended September 30, 2015, as compared to the same periods in 2014, due primarily to the following:

	Three Months Ended	Nine Months Ended
(Millions of Dollars)	Increase/(Decrease)	Increase/(Decrease)
Base Electric Distribution:
Resolution of basic service bad debt adder mechanism at NSTAR Electric	$-	$(24.2)
Decrease in employee-related expenses, including labor and benefits	(5.1)	(15.7)
Contribution to create clean energy fund in connection with the generation divestiture agreement at PSNH	-	5.0
Bad debt expense	4.8	4.6
Storm restoration costs	1.1	4.5
Lower contractor costs due to timing of capital projects at CL&P	(4.4)	(1.4)
Other operations and maintenance	(0.8)	(0.5)
Total Base Electric Distribution	(4.4)	(27.7)
Total Base Natural Gas Distribution	(1.6)	(5.2)
Total Tracked costs (Transmission and Electric and Natural Gas Distribution)	3.4	(4.7)
Total Distribution and Transmission	(2.6)	(37.6)
Other and eliminations:
Reorganizational costs	(1.6)	(7.8)
Absence of Eversource's unregulated electrical contracting business due to sale in April 2015, net	(9.4)	(34.8)
ES Parent and Other Companies	(3.2)	(11.5)
Total Operations and Maintenance	$(16.8)	$(91.7)

Depreciation increased for the three and nine months ended September 30, 2015, as compared to the same periods in 2014, due primarily to higher utility plant in service balances resulting from completed construction projects placed into service and an increase in depreciation rates at CL&P as a result of the distribution rate case effective December 1, 2014.

Amortization of Regulatory (Liabilities)/Assets, Net, which are tracked costs, include certain regulatory-approved tracking mechanisms.  Fluctuations in these costs are recovered from customers in rates and have no impact on earnings.  Amortization of Regulatory (Liabilities)/Assets, Net, increased for the three and nine months ended September 30, 2015, as compared to the same periods in 2014, due primarily to the following:

	Three Months Ended	Nine Months Ended
(Millions of Dollars)	Increase/(Decrease)	Increase/(Decrease)
CL&P:
Amortization increase (including storm cost recovery) approved and included in base distribution rates	$16.5	$49.6
Energy and energy-related supply costs tracking mechanism	(52.5)	(94.3)
NSTAR Electric (primarily transition costs tracking mechanism, and for the nine months ended the recognition of the 2014 Comprehensive Settlement Agreement)	17.3	(9.7)
PSNH (primarily default energy service charge tracking mechanism)	11.7	46.8
WMECO	12.4	19.0
Other	0.3	(0.6)
Total Amortization of Regulatory Assets, Net	$5.7	$10.8

The increase in CL&P's amortization was due primarily to an increase in storm cost recovery, which was approved and included in distribution rates effective December 1, 2014.  In connection with the 2014 Comprehensive Settlement Agreement associated with the settlement with the Massachusetts Attorney General on eleven open dockets covering the CPSL program filings, NSTAR Electric recognized an $11.7 million benefit in the first quarter of 2015, which was recorded as a reduction to amortization expense.

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

Energy Efficiency Programs, which are tracked costs, increased for the three and nine months ended September 30, 2015, as compared to the same period in 2014, due primarily to an increase in energy efficiency costs in accordance with the three-year program guidelines established by the DPU at NSTAR Electric.

Taxes Other Than Income Taxes increased for the three and nine months ended September 30, 2015, as compared to the same periods in 2014, due primarily to an increase in property taxes as a result of both an increase in utility plant balances and property tax rates.

Interest Expense increased for the three and nine months ended September 30, 2015, as compared to the same periods in 2014, due primarily to higher interest on long-term debt ($2.4 million and $4.1 million, respectively), and higher interest on short-term borrowings, partially offset by lower interest on regulatory deferral mechanisms for the three months ended September 30, 2015.

Other Income, Net decreased for the three months ended September 30, 2015, as compared to the same period in 2014, due primarily to the absence in 2015 of a gain on the sale of land recorded in the third quarter of 2014 ($4.5 million) and a decrease in net gains related to the deferred compensation plans ($2 million).

Other Income, Net increased for the nine months ended September 30, 2015, as compared to the same period in 2014, due primarily to higher AFUDC related to equity funds ($3.6 million) and an increase in net gains related to the deferred compensation plans ($1.8 million).

Income Tax Expense increased for the three months ended September 30, 2015, as compared to the same period in 2014, due primarily to higher pre-tax earnings ($6.4 million), the impact of reconciling our provision for income taxes to what was filed on our tax return (return to provision) and a lower tax benefit in 2015 compared to 2014 from a reduction in tax reserves ($11.8 million).

Income Tax Expense increased for the nine months ended September 30, 2015, as compared to the same period in 2014, due primarily to higher pre-tax earnings ($59.6 million), higher state income taxes ($4.4 million), the impact of the return to provision and a lower tax benefit in 2015 compared to 2014 from a reduction in tax reserves ($13.2 million), partially offset by items that impact our tax rate as a result of regulatory treatment (flow-through items) ($2.9 million).

RESULTS OF OPERATIONS – THE CONNECTICUT LIGHT AND POWER COMPANY

The following  provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P for the three and nine months ended September 30, 2015 and 2014 included in this Quarterly Report on Form 10-Q:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
			Increase/				Increase/
(Millions of Dollars)	2015	2014	(Decrease)	Percent	2015	2014	(Decrease)	Percent
Operating Revenues	$704.3	$695.6	$8.7	1.3%	$2,175.7	$2,017.6	$158.1	7.8%
Operating Expenses:
Purchased Power and Transmission	274.8	255.8	19.0	7.4	861.6	737.0	124.6	16.9
Operations and Maintenance	122.3	127.2	(4.9)	(3.9)	358.3	368.6	(10.3)	(2.8)
Depreciation	54.8	46.9	7.9	16.8	159.9	139.6	20.3	14.5
Amortization of Regulatory (Liabilities)/Assets, Net	(22.9)	13.1	(36.0)	(a)	17.9	62.6	(44.7)	(71.4)
Energy Efficiency Programs	42.6	41.4	1.2	2.9	119.4	119.4	-	-
Taxes Other Than Income Taxes	71.6	65.0	6.6	10.2	201.7	194.1	7.6	3.9
Total Operating Expenses	543.2	549.4	(6.2)	(1.1)	1,718.8	1,621.3	97.5	6.0
Operating Income	161.1	146.2	14.9	10.2	456.9	396.3	60.6	15.3
Interest Expense	36.7	38.7	(2.0)	(5.2)	109.5	110.4	(0.9)	(0.8)
Other Income, Net	2.4	6.4	(4.0)	(62.5)	8.6	10.6	(2.0)	(18.9)
Income Before Income Tax Expense	126.8	113.9	12.9	11.3	356.0	296.5	59.5	20.1
Income Tax Expense	46.6	30.0	16.6	55.3	127.8	95.9	31.9	33.3
Net Income	$80.2	$83.9	$(3.7)	(4.4)%	$228.2	$200.6	$27.6	13.8%

(a) Percent greater than 100 percent not shown as it is not meaningful.

Operating Revenues
CL&P's retail sales volumes were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2015	2014	Increase	Percent	2015	2014	Increase	Percent
Retail Sales Volumes in GWh	6,103	5,791	312	5.4%	17,123	16,790	333	2.0%

Three Months Ended:

CL&P's Operating Revenues increased by $8.7 million for the three months ended September 30, 2015, as compared to the same period in 2014.

Base distribution revenues:  Base distribution revenues increased $40.7 million due to a base distribution rate increase approved by PURA on December 17, 2014, effective December 1, 2014.  In addition, CL&P recognized $4.6 million in Operating Revenues in the third quarter of 2015 due to a PURA-approved settlement agreement, which increased CL&P’s distribution revenue requirement through an adjustment to rate base associated with ADIT.

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

Tracked revenues:  Tracked revenues consist of certain costs that are recovered from customers in rates through PURA-approved cost tracking mechanisms and therefore have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply costs, retail transmission charges, energy efficiency program costs, system resiliency costs and uncollectible hardship bad debt expense.  Tracked distribution revenues decreased primarily as a result of a decrease in energy supply costs ($38.2 million) and a decrease in the federally mandated congestion charge primarily driven by refunds in 2015 for a prior year overrecovery ($25.7 million), partially offset by an increase in retail transmission charges ($30.7 million).

Nine Months Ended:

CL&P's Operating Revenues increased by $158.1 million for the nine months ended September 30, 2015, as compared to the same period in 2014.

Base distribution revenues:  Base distribution revenues increased $107.3 million due to a base distribution rate increase approved by PURA on December 17, 2014, effective December 1, 2014.  In addition, CL&P recognized $15.3 million in Operating Revenues due to the PURA-approved settlement agreement regarding ADIT.  The $15.3 million represents the incremental revenue requirement for the period December 1, 2014 through September 30, 2015, which will be collected from customers over a 24-month period commencing December 1, 2015.

Tracked revenues:  Tracked distribution revenues increased primarily as a result of an increase in energy supply costs ($110.9 million), partially offset by a decrease in the federally mandated congestion charge primarily driven by refunds in 2015 for a prior year overrecovery ($82.4 million) and a decrease in competitive transition assessment charges ($13.1 million).

Transmission revenues increased by $18.7 million due primarily to the impact of a lower FERC ROE complaint proceedings reserve recorded in 2015 as compared to 2014 and the recovery of higher revenue requirements associated with ongoing investments in our transmission infrastructure.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of CL&P's customers.  These energy supply costs are recovered from customers in PURA-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power and Transmission increased for the three and nine months ended September 30, 2015, as compared to the same periods in 2014, due primarily to the following:

	Three Months Ended	Nine Months Ended
(Millions of Dollars)	Increase/(Decrease)	Increase/(Decrease)
Purchased Power Costs	$(9.8)	$126.4
Transmission Costs	28.7	(0.8)
Other	0.1	(1.0)
Total Purchased Power and Transmission	$19.0	$124.6

Included in purchased power are the costs associated with CL&P's generation services charge (GSC) and deferred energy costs.  The GSC recovers energy-related costs incurred as a result of providing electric generation service supply to all customers that have not migrated to competitive energy suppliers.  The decrease in purchased power costs for the three months ended September 30, 2015 was due primarily to a decrease in the GSC cost deferral.  The increase in purchased power costs for the nine months ended September 30, 2015 was due primarily to higher prices associated with the procurement of energy supply related to standard offer from third party suppliers.  The increase in transmission costs for the three months ended September 30, 2015 was primarily the result of an increase in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance decreased for the three months ended September 30, 2015, as compared to the same period in 2014, driven by a $6.7 million decrease in non-tracked costs, which was primarily attributable to lower employee-related expenses and lower contractor costs due to timing of capital projects, partially offset by higher bad debt expense.  Tracked costs, which have no earnings impact, increased $1.8 million, which was primarily attributable to higher tracked bad debt expense.

Operations and Maintenance decreased for the nine months ended September 30, 2015, as compared to the same period in 2014, driven by a $14.7 million decrease in non-tracked costs, which was primarily attributable to lower employee-related expenses, partially offset by higher bad debt expense and higher storm restoration costs.  Tracked costs, which have no earnings impact, increased $4.4 million, which was primarily attributable to higher tracked bad debt expense.

Depreciation increased for the three and nine months ended September 30, 2015, as compared to the same periods in 2014, due primarily to an increase in depreciation rates as a result of the distribution rate case decision that was effective December 1, 2014 and higher utility plant in service balances.

Amortization of Regulatory (Liabilities)/Assets, Net¸ decreased for the three and nine months ended September 30, 2015, as compared to the same periods in 2014, due primarily to a decrease in the deferral of energy supply and energy-related costs that can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs ($52.5 million and $94.3 million decreases for the three and nine month periods in 2015 as compared to 2014, respectively), partially offset by an increase in storm cost recovery and other cost recovery approved and included in distribution rates effective December 1, 2014 ($16.5 million and $49.6 million increases for the three and nine month periods in 2015 as compared to 2014, respectively).  Fluctuations in energy supply and energy-related costs, which are the primary drivers in amortization, are recovered from customers in rates and have no impact on earnings.

Taxes Other Than Income Taxes increased for the three and nine months ended September 30, 2015, as compared to the same periods in 2014, due primarily to an increase in property taxes as a result of both an increase in utility plant balances and property tax rates.

Interest Expense decreased for the three months ended September 30, 2015, as compared to the same period in 2014, due primarily to lower interest on regulatory deferral mechanisms.

Other Income, Net decreased for the three and nine months ended September 30, 2015, as compared to the same periods in 2014, due primarily to the absence in 2015 of a gain on the sale of land recorded in the third quarter of 2014 ($4.5 million), partially offset by higher AFUDC related to equity funds ($0.2 million and $1.6 million, respectively).

Income Tax Expense increased for the three months ended September 30, 2015, as compared to the same period in 2014, due primarily to higher pre-tax earnings ($4.5 million), the impact of the return to provision and a lower tax benefit in 2015 compared to 2014 from a reduction in tax reserves ($13.2 million), partially offset by the flow-through items ($1.2 million).

Income Tax Expense increased for the nine months ended September 30, 2015, as compared to the same period in 2014, due primarily to higher pre-tax earnings ($20.8 million), higher state income taxes ($1.8 million), the impact of the return to provision and a lower tax benefit in 2015 compared to 2014 from a reduction in tax reserves ($12.5 million), partially offset by the flow-through items ($3.4 million).

EARNINGS SUMMARY

CL&P's earnings decreased $3.7 million for the three months ended September 30, 2015, as compared to the same period in 2014, driven by higher income tax expense due to the absence of favorable state income tax benefits recorded in the third quarter of 2014, the absence of a gain on the sale of land recorded in the third quarter of 2014, higher property taxes and higher depreciation expense.  These unfavorable earnings impacts were partially offset by higher distribution revenues due primarily to the impact of the December 1, 2014 base distribution rate increase, the PURA-approved settlement agreement, which increased CL&P’s distribution revenues through an adjustment to rate base associated with ADIT, and lower operations and maintenance costs, which were primarily attributable to lower employee-related expenses.

CL&P's earnings increased $27.6 million for the nine months ended September 30, 2015, as compared to the same period in 2014, driven by higher distribution revenues due primarily to the impact of the December 1, 2014 base distribution rate increase and the PURA-approved settlement agreement, which increased CL&P’s distribution revenues.  In addition, earnings increased due to lower operations and maintenance costs, which were primarily attributable to lower employee-related expenses, and the impact of the lower FERC ROE complaint proceedings reserve recorded in 2015, as compared to 2014.  These favorable earnings impacts were partially offset by higher income tax expense due to the absence of favorable state income tax benefits recorded in 2014, the absence of a gain on the sale of land recorded in 2014, higher property taxes and higher depreciation expense.

LIQUIDITY

CL&P had cash flows provided by operating activities of $421.8 million for the nine months ended September 30, 2015, as compared to $483 million in the same period of 2014.  The decrease in operating cash flows was due primarily to the absence of the receipt of $68.6 million in DOE Phase II Damages proceeds received on June 1, 2014 from the Yankee Companies, the timing of regulatory recoveries resulting from the increase in federally mandated congestion charges, and the timing of collections and payments related to our working capital items, including accounts receivable and accounts payable.  Accounts receivable increased due to an increase in standard offer rates effective January 1, 2015 and an increase in base distribution rates effective December 1, 2014.  Partially offsetting these unfavorable impacts were net income tax refunds of $3.8 million in 2015, compared with income tax payments of $85.3 million in 2014.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized portions of pension expense.  For the nine months ended September 30, 2015, investments for CL&P were $359.3 million.

On October 26, 2015, Eversource parent and certain of its subsidiaries, including CL&P, amended and restated their joint five-year $1.45 billion revolving credit facility and extended the termination date to September 4, 2020.  The facility serves to backstop Eversource parent's $1.45 billion commercial paper program.  The commercial paper program allows Eversource parent to issue commercial paper as a form of short-term debt with intercompany loans to certain subsidiaries, including CL&P.  As of December 31, 2014, there were intercompany loans from Eversource parent of $133.4 million to CL&P.

Financing activities for the nine months ended September 30, 2015 included $147 million in common stock dividends paid to Eversource parent.

RESULTS OF OPERATIONS – NSTAR ELECTRIC COMPANY AND SUBSIDIARY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for NSTAR Electric for the nine months ended September 30, 2015 and 2014 included in this Quarterly Report on Form 10-Q:

	For the Nine Months Ended September 30,
(Millions of Dollars)			Increase/
	2015	2014	(Decrease)	Percent
Operating Revenues	$2,134.7	$1,955.6	$179.1	9.2%
Operating Expenses:
Purchased Power and Transmission	984.0	879.8	104.2	11.8
Operations and Maintenance	228.8	244.6	(15.8)	(6.5)
Depreciation	146.8	141.0	5.8	4.1
Amortization of Regulatory Liabilities, Net	(10.6)	(0.9)	(9.7)	(a)
Energy Efficiency Programs	164.8	145.5	19.3	13.3
Taxes Other Than Income Taxes	95.8	99.1	(3.3)	(3.3)
Total Operating Expenses	1,609.6	1,509.1	100.5	6.7
Operating Income	525.1	446.5	78.6	17.6
Interest Expense	57.2	59.1	(1.9)	(3.2)
Other Income, Net	3.6	3.0	0.6	20.0
Income Before Income Tax Expense	471.5	390.4	81.1	20.8
Income Tax Expense	187.4	156.6	30.8	19.7
Net Income	$284.1	$233.8	$50.3	21.5%

(a) Percent greater than 100 percent not shown as it is not meaningful.

Operating Revenues
NSTAR Electric's retail sales volumes were as follows:

	For the Nine Months Ended September 30,
	2015	2014	Increase	Percent
Retail Sales Volumes in GWh	16,260	15,958	302	1.9%

NSTAR Electric's Operating Revenues increased by $179.1 million for the nine months ended September 30, 2015, as compared to the same period in 2014.

Base distribution revenues:  Base distribution revenues increased $10.2 million as a result of the impact of colder winter weather experienced in the first quarter of 2015 and the warmer weather in the third quarter of 2015, partially offset by the impact of our customer energy efficiency programs, resulting in a 1.9 percent increase in sales volumes for the nine months ended September 30, 2015, as compared to the same period in 2014.  The reduction to sales volumes associated with our energy efficiency programs was offset by the recognition of an $18.5 million increase in LBR for the nine months ended September 30, 2015, as compared to the same period in 2014.

Tracked revenues:  Tracked revenues consist of certain costs that are recovered from customers in rates through DPU-approved cost tracking mechanisms and therefore have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply costs, retail transmission charges, energy efficiency program costs and transition cost recovery revenues.  Tracked distribution revenues increased primarily as a result of increases in energy supply costs ($151 million) and increased cost recovery related to our energy efficiency programs ($20.1 million).  Energy supply costs are impacted by the overall New England wholesale energy supply market in which natural gas delivery costs adversely impacted the cost of energy purchased for our retail customers.  These increases were partially offset by decreased retail transmission charges ($69 million).

Transmission revenues increased by $27 million due primarily to the recovery of higher revenue requirements associated with ongoing investments in our transmission infrastructure and the impact of a lower FERC ROE complaint proceedings reserve recorded in 2015 as compared to 2014.

Other:  In connection with the 2014 Comprehensive Settlement Agreement, NSTAR Electric recognized an $11 million benefit associated with the recovery of LBR related to 2009 through 2011 energy efficiency programs in the first quarter of 2015, which was recorded as an increase to Operating Revenues.  For further information, see "Regulatory Developments and Rate Matters – Massachusetts – NSTAR Electric and NSTAR Gas 2014 Comprehensive Settlement Agreement" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of NSTAR Electric's customers.  These energy supply costs are recovered from customers in DPU-approved cost tracking mechanisms which have no impact on earnings (tracked costs).  Purchased Power and Transmission increased for the nine months ended September 30, 2015, as compared to the same period in 2014, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Purchased Power Costs	$157.6
Transmission Costs	(53.4)
Total Purchased Power and Transmission	$104.2

Included in purchased power are the costs associated with NSTAR Electric's basic service charge and deferred energy supply costs.  The basic service charge recovers energy-related costs incurred as a result of providing electric generation service supply to all customers that have not migrated to competitive energy suppliers.  The increase in purchased power costs was due primarily to higher prices associated with the procurement of energy supply.  The decrease in transmission costs was primarily the result of a decrease in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance decreased for the nine months ended September 30, 2015, as compared to the same period in 2014, driven by a $7.5 million reduction in non-tracked costs, which was primarily attributable to the resolution of the basic service bad debt adder mechanism ($24.2 million), partially offset by an increase in employee-related costs expensed and not capitalized, as a result of the impact from winter weather and storms in 2015 compared to 2014.  Tracked costs, which have no earnings impact, decreased $8.3 million, which was primarily attributable to lower employee-related expenses.

Depreciation increased for the nine months ended September 30, 2015, as compared to the same period in 2014, due primarily to higher utility plant in service balances.

Amortization of Regulatory Liabilities, Net, reflects an $11.7 million benefit recognized in connection with the 2014 Comprehensive Settlement Agreement at NSTAR Electric associated with the settlement with the Massachusetts Attorney General on eleven open dockets covering the CPSL program filings in the first quarter of 2015, which was recorded as a reduction to amortization expense.  For further information, see "Regulatory Developments and Rate Matters – Massachusetts – NSTAR Electric and NSTAR Gas 2014 Comprehensive Settlement Agreement" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.  Partially offsetting this benefit was an increase in the recovery of previously deferred tracked transition costs for the nine months ended September 30, 2015, as compared to the same period in 2014.  Fluctuations in these costs are recovered from customers in rates and have no impact on earnings.

Energy Efficiency Programs, which are tracked costs, increased for the nine months ended September 30, 2015, as compared to the same period in 2014, due primarily to an increase in energy efficiency costs incurred in accordance with the three-year program guidelines established by the DPU.

Income Tax Expense increased for the nine months ended September 30, 2015, as compared to the same period in 2014, due primarily to higher pre-tax earnings ($28.4 million) and higher state income taxes ($4.6 million).

EARNINGS SUMMARY

NSTAR Electric's earnings increased $50.3 million for the nine months ended September 30, 2015, as compared to the same period in 2014, due primarily to the resolution of the basic service bad debt adder mechanism ($14.5 million), the favorable impact associated with the 2014 Comprehensive Settlement Agreement related to the settlement with the Massachusetts Attorney General on eleven open dockets covering the CPSL program filings and the recovery of LBR related to 2009 through 2011 energy efficiency programs ($13 million), the recovery of higher LBR related to 2015 energy efficiency programs, higher retail sales volumes, and the impact of the lower FERC ROE complaint proceedings reserve recorded in 2015, as compared to 2014.  These favorable earnings impacts were partially offset by an increase in operations and maintenance costs due primarily to an increase in employee-related costs expensed and not capitalized, as a result of the impact from winter weather and storms in 2015, as compared to 2014, and higher depreciation expense.

LIQUIDITY

NSTAR Electric had cash flows provided by operating activities of $502.3 million for the nine months ended September 30, 2015, as compared to $517.5 million in the same period of 2014.  The decrease in operating cash flows was due primarily to the timing of regulatory recoveries resulting from the increase in purchased power costs and the timing of collections and payments related to our working capital items, including affiliated company receivables, accounts receivable and accounts payable.  Accounts receivable increased due primarily to an increase in basic service rates effective January 1, 2015.  Also contributing to the decrease in operating cash flows was the absence of the receipt of $30.2 million in DOE Phase II Damages proceeds received on June 1, 2014 from the Yankee Companies.  Partially offsetting these unfavorable impacts were income tax refunds of $71.5 million for the nine months ended September 30, 2015 compared to income tax payments of $134.8 million for the nine months ended September 30, 2014, and the favorable impact in the timing of materials and supplies purchases.

On October 26, 2015, NSTAR Electric amended and restated its five-year $450 million revolving credit facility and extended the termination date to September 4, 2020.  The facility serves to backstop NSTAR Electric's $450 million commercial paper program.  As of September 30, 2015 and December 31, 2014, NSTAR Electric had $258.5 million and $302 million, respectively, in short-term borrowings outstanding under its commercial paper program, leaving $191.5 million and $148 million of available borrowing capacity as of September 30, 2015 and December 31, 2014, respectively.  The weighted-average interest rate on these borrowings as of September 30, 2015 and December 31, 2014 was 0.18 percent and 0.27 percent, respectively.

RESULTS OF OPERATIONS – PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for PSNH for the nine months ended September 30, 2015 and 2014 included in this Quarterly Report on Form 10-Q:

	For the Nine Months Ended September 30,
			Increase/
(Millions of Dollars)	2015	2014	(Decrease)	Percent
Operating Revenues	$761.1	$735.1	$26.0	3.5%
Operating Expenses:
Purchased Power, Fuel and Transmission	200.5	248.0	(47.5)	(19.2)
Operations and Maintenance	200.1	198.0	2.1	1.1
Depreciation	78.0	73.2	4.8	6.6
Amortization of Regulatory Assets/(Liabilities), Net	29.2	(17.6)	46.8	(a)
Energy Efficiency Programs	11.0	10.9	0.1	0.9
Taxes Other Than Income Taxes	61.4	53.1	8.3	15.6
Total Operating Expenses	580.2	565.6	14.6	2.6
Operating Income	180.9	169.5	11.4	6.7
Interest Expense	34.6	34.0	0.6	1.8
Other Income, Net	2.3	1.7	0.6	35.3
Income Before Income Tax Expense	148.6	137.2	11.4	8.3
Income Tax Expense	56.1	52.2	3.9	7.5
Net Income	$92.5	$85.0	$7.5	8.8%

(a) Percent greater than 100 percent not shown as it is not meaningful.

Operating Revenues
PSNH's retail sales volumes were as follows:

	For the Nine Months Ended September 30,
	2015	2014	Increase	Percent
Retail Sales Volumes in GWh	6,049	5,970	79	1.3%

PSNH's Operating Revenues increased by $26 million for the nine months ended September 30, 2015, as compared to the same period in 2014.

Base distribution revenues:  Base distribution revenues increased $7 million as a result of a 1.3 percent increase in sales volumes for the nine months ended September 30, 2015, as compared to the same period in 2014, primarily related to the impact of colder winter weather experienced in the first quarter of 2015, the warmer weather in the third quarter of 2015 and a distribution rate increase effective July 1, 2015.

Tracked revenues: Tracked revenues consist of certain costs that are recovered from customers in rates through NHPUC-approved cost tracking mechanisms and therefore have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply costs and costs associated with the generation of electricity for customers, retail transmission charges, energy efficiency program costs and stranded cost recovery revenues.  Tracked distribution revenues increased primarily as a result of increases in energy supply costs partially offset by a reduction in wholesale generation revenues ($6.1 million) for the nine months ended September 30, 2015, as compared to the same period in 2014.

Transmission revenues increased by $10.6 million due primarily to the recovery of higher revenue requirements associated with ongoing investments in our transmission infrastructure and the impact of a lower FERC ROE complaint proceedings reserve recorded in 2015 as compared to 2014.

Purchased Power, Fuel and Transmission expense includes costs associated with PSNH's generation of electricity as well as purchasing electricity on behalf of its customers.  These generation and energy supply costs are recovered from customers in NHPUC-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power, Fuel and Transmission decreased for the nine months ended September 30, 2015, as compared to the same period in 2014, due primarily to the following:

(Millions of Dollars)	Decrease
Generation Fuel Costs	$(16.7)
Purchased Power Costs	(17.4)
Transmission Costs	(11.4)
Other	(2.0)
Total Purchased Power, Fuel and Transmission	$(47.5)

PSNH procures power through its own generation, long-term power supply contracts and short-term purchases and spot purchases in the competitive New England wholesale power market.  The decrease in generation fuel costs was due primarily to a decrease in the amount of electricity generated by PSNH facilities for the nine months ended September 30, 2015, as compared to the same period in 2014.  The decrease in purchased power costs was due to lower power prices of short-term and spot purchases made in the wholesale power market for the nine months ended September 30, 2015, as compared to the same period in 2014.  The decrease in transmission costs for the nine months ended September 30, 2015 was primarily the result of a decrease in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance increased for the nine months ended September 30, 2015, as compared to the same period in 2014, driven by a $2 million increase in tracked costs, which have no earnings impact, that was primarily attributable to higher tracked bad debt expense, and a $0.1 million increase in non-tracked costs, which was primarily attributable to a $5 million contribution to create a clean energy fund that was recorded in the second quarter of 2015 in connection with the generation divestiture agreement, which is not recoverable from customers, offset by lower employee-related expenses.

Depreciation increased for the nine months ended September 30, 2015, as compared to the same period in 2014, due primarily to higher utility plant in service balances.

Amortization of Regulatory Assets/(Liabilities), Net, reflects an increase in the deferral to expense of energy supply costs and other amortizations for the nine months ended September 30, 2015, as compared to the same period in 2014.  Fluctuations in these costs are recovered from customers in rates and have no impact on earnings.

Taxes Other Than Income Taxes increased for the nine months ended September 30, 2015, as compared to the same period in 2014, due primarily to an increase in property taxes as a result of an increase in utility plant balances.

Income Tax Expense increased for the nine months ended September 30, 2015, as compared to the same period in 2014, due to higher pre-tax earnings ($4 million).

EARNINGS SUMMARY

PSNH's earnings increased $7.5 million for the nine months ended September 30, 2015, as compared to the same period in 2014, due primarily to the impact of the distribution rate increase effective July 1, 2015, higher retail sales volumes, a decrease in operations and maintenance costs due primarily to lower employee-related expense, and the lower FERC ROE complaint proceedings reserve recorded in 2015, as compared to 2014.  Partially offsetting these favorable earnings impacts were a $5 million contribution to create a clean energy fund that was recorded in the second quarter of 2015 in connection with the generation divestiture agreement, which is not recoverable from customers, higher depreciation expense and higher property tax expense.

LIQUIDITY

PSNH had cash flows provided by operating activities of $243.9 million for the nine months ended September 30, 2015, as compared to $205.8 million in the same period in 2014.  The increase in operating cash flows was due primarily to the timing of fuel, materials and supplies and a decrease in net income tax payments in 2015 compared with the same period in 2014.  Partially offsetting these favorable impacts were the timing of collections and payments related to our working capital items, including accounts receivable and accounts payable, and the absence of the receipt of $14.5 million in DOE Phase II Damages proceeds received on June 1, 2014 from the Yankee Companies.

RESULTS OF OPERATIONS – WESTERN MASSACHUSETTS ELECTRIC COMPANY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for WMECO for the nine months ended September 30, 2015 and 2014 included in this Quarterly Report on Form 10-Q:

	For the Nine Months Ended September 30,
			Increase/
(Millions of Dollars)	2015	2014	(Decrease)	Percent
Operating Revenues	$403.2	$363.8	$39.4	10.8%
Operating Expenses:
Purchased Power and Transmission	149.2	131.0	18.2	13.9
Operations and Maintenance	61.7	67.1	(5.4)	(8.0)
Depreciation	32.4	31.1	1.3	4.2
Amortization of Regulatory Assets/(Liabilities), Net	11.2	(7.8)	19.0	(a)
Energy Efficiency Programs	32.7	33.1	(0.4)	(1.2)
Taxes Other Than Income Taxes	28.4	25.7	2.7	10.5
Total Operating Expenses	315.6	280.2	35.4	12.6
Operating Income	87.6	83.6	4.0	4.8
Interest Expense	19.0	18.9	0.1	0.5
Other Income, Net	2.4	1.7	0.7	41.2
Income Before Income Tax Expense	71.0	66.4	4.6	6.9
Income Tax Expense	28.6	26.6	2.0	7.5
Net Income	$42.4	$39.8	$2.6	6.5%

(a) Percent greater than 100 percent not shown as it is not meaningful.

Operating Revenues
WMECO's retail sales volumes were as follows:
	For the Nine Months Ended September 30,
	2015	2014	Increase	Percent
Retail Sales Volumes in GWh	2,742	2,721	21	0.8%

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

WMECO's Operating Revenues increased by $39.4 million for the nine months ended September 30, 2015, as compared to the same period in 2014, due primarily to an increase in energy supply costs ($29.4 million).  Energy supply costs are impacted by the overall New England wholesale energy supply market in which higher natural gas delivery costs adversely impacted the cost of energy purchased for our retail customers.  The increase was partially offset by a $3.9 million decrease in revenues that impacts earnings due to the absence of a 2014 wholesale billing adjustment.

Transmission revenues increased by $9.4 million due primarily to the recovery of higher revenue requirements associated with ongoing investments in our transmission infrastructure and the impact of a lower FERC ROE complaint proceedings reserve recorded in 2015 as compared to 2014.

Purchased Power and Transmission expense includes costs associated with the procurement of energy supply on behalf of WMECO's customers.  These energy supply costs are recovered from customers in DPU-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power and Transmission increased for the nine months ended September 30, 2015, as compared to the same period in 2014, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Purchased Power Costs	$27.5
Transmission Costs	(9.3)
Total Purchased Power and Transmission	$18.2

Included in purchased power are the costs associated with WMECO's basic service charge and deferred energy supply costs.  The basic service charge recovers energy-related costs incurred as a result of providing electric generation service supply to all customers that have not migrated to competitive energy suppliers.  The increase in purchased power costs was due primarily to higher prices associated with the procurement of energy supply.  The decrease in transmission costs was as a result of a decrease in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance decreased for the nine months ended September 30, 2015, as compared to the same period in 2014, driven by a $4 million reduction in non-tracked costs, which was primarily attributable to lower employee-related expenses and a decrease in workers' compensation claims, partially offset by higher bad debt expense, and a $1.4 million reduction in tracked costs, which have no earnings impact, that was primarily attributable to lower employee-related expenses, partially offset by higher tracked bad debt expense.

Amortization of Regulatory Assets/(Liabilities), Net, reflects the absence of the refund of the DOE proceeds to customers in 2014 as well as other energy and energy related costs and amortizations that can fluctuate period to period based on timing of costs incurred and related rate changes to recover these costs.  Fluctuations in energy and energy related costs are recovered from customers in rates and have no impact on earnings.

Taxes Other Than Income Taxes increased for the nine months ended September 30, 2015, as compared to the same period in 2014, due primarily to an increase in property taxes as a result of an increase in utility plant balances and property tax rates.

Income Tax Expense increased for the nine months ended September 30, 2015, as compared to the same period in 2014, due to higher pre-tax earnings ($1.6 million).

EARNINGS SUMMARY

WMECO's earnings increased $2.6 million for the nine months ended September 30, 2015, as compared to the same period in 2014, due primarily to the impact of the lower FERC ROE complaint proceedings reserve recorded in 2015, as compared to 2014, and a decrease in operations and maintenance costs primarily attributable to lower employee-related expenses and a decrease in workers' compensation claims.  Partially offsetting these favorable earnings impacts was the absence of a 2014 wholesale billing adjustment, which favorably impacted 2014 revenues and interest expense.

LIQUIDITY

WMECO had cash flows provided by operating activities of $68 million for the nine months ended September 30, 2015, as compared to $120.6 million in the same period in 2014.  The decrease in operating cash flows was due primarily to the timing of collections and payments related to our working capital items, including accounts receivable.  Accounts receivable increased due primarily to an increase in basic service rates effective January 1, 2015.  In addition, the decrease in operating cash flows was due to the timing of regulatory recoveries resulting from the increase in purchased power costs, and the absence of the receipt of $18.9 million in DOE Phase II Damages proceeds received on June 1, 2014 from the Yankee Companies.  Partially offsetting these unfavorable cash flow impacts were net income tax refunds of $0.6 million in 2015 compared with net income tax payments of $26.5 million in 2014.

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

Our Regulated companies are subject to credit risk from certain long-term or high-volume supply contracts with energy marketing companies.  Our Regulated companies manage the credit risk with these counterparties in accordance with established credit risk practices and monitor contracting risks, including credit risk.  As of September 30, 2015, our Regulated companies did not hold  collateral (letters of credit) from counterparties related to our standard service contracts.  As of September 30, 2015, Eversource had cash posted of approximately $15.1 million with ISO-NE related to energy purchase transactions.

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

ITEM 4.

CONTROLS AND PROCEDURES

Management, on behalf of Eversource, CL&P, NSTAR Electric, PSNH and WMECO, evaluated the design and operation of the disclosure controls and procedures as of September 30, 2015 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC.  This evaluation was made under management's supervision and with management's participation, including the principal executive officer and principal financial officer as of the end of the period covered by this Quarterly Report on Form 10-Q.  There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The principal executive officer and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of Eversource, CL&P, NSTAR Electric, PSNH and WMECO are effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in internal controls over financial reporting for Eversource, CL&P, NSTAR Electric, PSNH and WMECO during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table discloses purchases of our common shares made by us or on our behalf for the periods shown below.  The common shares purchased consist of open market purchases made by the Company or an independent agent.  These share transactions related to shares awarded under the Company's Incentive Plan and Dividend Reinvestment Plan and matching contributions under the Eversource 401k Plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
July 1 – July 31, 2015	121,847	$45.92	-	-
August 1 – August 31, 2015	176,419	51.76	-	-
September 1 – September 30, 2015	1,755	46.83	-	-
Total	300,021	$49.36	-	-

ITEM 6.

EXHIBITS

Each document described below is filed herewith, unless designated with an asterisk (*), which exhibits are incorporated by reference by the registrant under whose name the exhibit appears.

Exhibit No.

Description

Listing of Exhibits (Eversource)

10.1

Twelfth Supplemental Indenture of Mortgage and Deed of Trust, dated as of September 1, 2015, between Yankee Gas Services Company and The Bank of New York Mellon Trust Company, N.A., successor as Trustee to The Bank of New York, as successor to Fleet National Bank (formerly known as The Connecticut National Bank)

12

Ratio of Earnings to Fixed Charges

31

Certification of Thomas J. May, Chairman, President and Chief Executive Officer of Eversource Energy, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 6, 2015

31.1

Certification of James J. Judge, Executive Vice President and Chief Financial Officer of Eversource Energy, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 6, 2015

32

Certification of Thomas J. May, Chairman, President and Chief Executive Officer of Eversource Energy, and James J. Judge, Executive Vice President and Chief Financial Officer of Eversource Energy, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 6, 2015

Listing of Exhibits (CL&P)

12

Ratio of Earnings to Fixed Charges

31

Certification of Thomas J. May, Chairman of The Connecticut Light and Power Company, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 6, 2015

31.1

Certification of James J. Judge, Executive Vice President and Chief Financial Officer of The Connecticut Light and Power Company, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 6, 2015

32

Certification of Thomas J. May, Chairman of The Connecticut Light and Power Company, and James J. Judge, Executive Vice President and Chief Financial Officer of The Connecticut Light and Power Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 6, 2015

Listing of Exhibits (NSTAR Electric Company)

12

Ratio of Earnings to Fixed Charges

31

Certification of Thomas J. May, Chairman of NSTAR Electric Company, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 6, 2015

31.1

Certification of James J. Judge, Executive Vice President and Chief Financial Officer of NSTAR Electric Company, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 6, 2015

32

Certification of Thomas J. May, Chairman of NSTAR Electric Company, and James J. Judge, Executive Vice President and Chief Financial Officer of NSTAR Electric Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 6, 2015

Listing of Exhibits (PSNH)

12

Ratio of Earnings to Fixed Charges

31

Certification of Thomas J. May, Chairman of Public Service Company of New Hampshire, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 6, 2015

31.1

Certification of James J. Judge, Executive Vice President and Chief Financial Officer of Public Service Company of New Hampshire, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 6, 2015

32

Certification of Thomas J. May, Chairman of Public Service Company of New Hampshire, and James J. Judge, Executive Vice President and Chief Financial Officer of Public Service Company of New Hampshire, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 6, 2015

Listing of Exhibits (WMECO)

12

Ratio of Earnings to Fixed Charges

31

Certification of Thomas J. May, Chairman of Western Massachusetts Electric Company, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 6, 2015

31.1

Certification of James J. Judge, Executive Vice President and Chief Financial Officer of Western Massachusetts Electric Company, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 6, 2015

32

Certification of Thomas J. May, Chairman of Western Massachusetts Electric Company, and James J. Judge, Executive Vice President and Chief Financial Officer of Western Massachusetts Electric Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 6, 2015

Listing of Exhibits (Eversource, CL&P, NSTAR Electric, PSNH, WMECO)

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

EVERSOURCE ENERGY

November 6, 2015	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY

November 6, 2015	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR ELECTRIC COMPANY

November 6, 2015	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

November 6, 2015	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN MASSACHUSETTS ELECTRIC COMPANY

November 6, 2015	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer