Form 10-K
period 2015-12-31
EVERSOURCE ENERGY; WESTERN MASSACHUSETTS ELECTRIC CO; NSTAR ELECTRIC CO; PUBLIC SERVICE CO OF NEW HAMPSHIRE; CONNECTICUT LIGHT & POWER CO
filed 2016-02-26
CIK 72741, 106170, 13372, 315256, 23426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number	Registrant; State of Incorporation; Address; and Telephone Number	I.R.S. Employer Identification No.

1-5324	EVERSOURCE ENERGY (a Massachusetts voluntary association) 300 Cadwell Drive Springfield, Massachusetts 01104 Telephone: (413) 785-5871	04-2147929

0-00404	THE CONNECTICUT LIGHT AND POWER COMPANY (a Connecticut corporation) 107 Selden Street Berlin, Connecticut 06037-1616 Telephone: (860) 665-5000	06-0303850

1-02301	NSTAR ELECTRIC COMPANY (a Massachusetts corporation) 800 Boylston Street Boston, Massachusetts 02199 Telephone: (617) 424-2000	04-1278810

1-6392	PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE (a New Hampshire corporation) Energy Park 780 North Commercial Street Manchester, New Hampshire 03101-1134 Telephone: (603) 669-4000	02-0181050

0-7624	WESTERN MASSACHUSETTS ELECTRIC COMPANY (a Massachusetts corporation) 300 Cadwell Drive Springfield, Massachusetts 01104 Telephone: (413) 785-5871	04-1961130

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Name of Each Exchange on Which Registered

Eversource Energy	Common Shares, $5.00 par value	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of Each Class

The Connecticut Light and Power Company	Preferred Stock, par value $50.00 per share, issuable in series, of which the following series are outstanding:

	$1.90	Series	of 1947
	$2.00	Series	of 1947
	$2.04	Series	of 1949
	$2.20	Series	of 1949
	3.90%	Series	of 1949
	$2.06	Series E	of 1954
	$2.09	Series F	of 1955
	4.50%	Series	of 1956
	4.96%	Series	of 1958
	4.50%	Series	of 1963
	5.28%	Series	of 1967
	$3.24	Series G	of 1968
	6.56%	Series	of 1968
NSTAR Electric Company	Preferred Stock, par value $100.00 per share, issuable in series, of which the following series are outstanding:

4.25%	Series
4.78%	Series

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

The aggregate market value of Eversource Energy’s Common Shares, $5.00 par value, held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of Eversource Energy's most recently completed second fiscal quarter (June 30, 2015) was $14,345,789,335 based on a closing market price of $45.41 per share for the 315,916,964 common shares outstanding on June 30, 2015.

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

Company - Class of Stock	Outstanding as of January 31, 2016
Eversource Energy Common shares, $5.00 par value	317,191,249 shares
The Connecticut Light and Power Company Common stock, $10.00 par value NSTAR Electric Company Common Stock, $1.00 par value	6,035,205 shares 100 shares

Public Service Company of New Hampshire Common stock, $1.00 par value	301 shares

Western Massachusetts Electric Company Common stock, $25.00 par value	434,653 shares

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

Regulators:
DEEP	Connecticut Department of Energy and Environmental Protection
DOE	U.S. Department of Energy
DOER	Massachusetts Department of Energy Resources
DPU	Massachusetts Department of Public Utilities
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ISO-NE	ISO New England, Inc., the New England Independent System Operator
MA DEP	Massachusetts Department of Environmental Protection
NHPUC	New Hampshire Public Utilities Commission
PURA	Connecticut Public Utilities Regulatory Authority
SEC	U.S. Securities and Exchange Commission
SJC	Supreme Judicial Court of Massachusetts

Other Terms and Abbreviations:
AFUDC	Allowance For Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income/(Loss)
ARO	Asset Retirement Obligation
C&LM	Conservation and Load Management
CfD	Contract for Differences
Clean Air Project	The construction of a wet flue gas desulphurization system, known as "scrubber technology," to reduce mercury emissions of the Merrimack coal-fired generation station in Bow, New Hampshire
CO2	Carbon dioxide
CPSL	Capital Projects Scheduling List
CTA	Competitive Transition Assessment
CWIP	Construction Work in Progress
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act of 1974
ES 2014 Form 10-K	The Eversource Energy and Subsidiaries 2014 combined Annual Report on Form 10-K as filed with the SEC
ESOP	Employee Stock Ownership Plan
ESPP	Employee Share Purchase Plan
FERC ALJ	FERC Administrative Law Judge
Fitch	Fitch Ratings
FMCC	Federally Mandated Congestion Charge
FTR	Financial Transmission Rights
GAAP	Accounting principles generally accepted in the United States of America
GSC	Generation Service Charge
GSRP	Greater Springfield Reliability Project

i

GWh	Gigawatt-Hours
HQ	Hydro-Québec, a corporation wholly owned by the Québec government, including its divisions that produce, transmit and distribute electricity in Québec, Canada
HVDC	High voltage direct current
Hydro Renewable Energy	Hydro Renewable Energy, Inc., a wholly owned subsidiary of Hydro-Québec
IPP	Independent Power Producers
ISO-NE Tariff	ISO-NE FERC Transmission, Markets and Services Tariff
kV	Kilovolt
kVa	Kilovolt-ampere
kW	Kilowatt (equal to one thousand watts)
kWh	Kilowatt-Hours (the basic unit of electricity energy equal to one kilowatt of power supplied for one hour)
LBR	Lost Base Revenue
LNG	Liquefied natural gas
LRS	Supplier of last resort service
MGP	Manufactured Gas Plant
MMBtu	One million British thermal units
Moody's	Moody's Investors Services, Inc.
MW	Megawatt
MWh	Megawatt-Hours
NEEWS	New England East-West Solution
Northern Pass	The high voltage direct current transmission line project from Canada into New Hampshire
NOx	Nitrogen oxides
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits Other Than Pension
PBOP Plan	Postretirement Benefits Other Than Pension Plan that provides certain retiree benefits, primarily medical, dental and life insurance
PCRBs	Pollution Control Revenue Bonds
Pension Plan	Single uniform noncontributory defined benefit retirement plan
PPA	Pension Protection Act
RECs	Renewable Energy Certificates
Regulatory ROE	The average cost of capital method for calculating the return on equity related to the distribution and generation business segment excluding the wholesale transmission segment
ROE	Return on Equity
RRB	Rate Reduction Bond or Rate Reduction Certificate
RSUs	Restricted share units
S&P	Standard & Poor's Financial Services LLC
SBC	Systems Benefits Charge
SCRC	Stranded Cost Recovery Charge
SERP	Supplemental Executive Retirement Plans and non-qualified defined benefit retirement plans
SIP	Simplified Incentive Plan
SO2	Sulfur dioxide
SS	Standard service
TCAM	Transmission Cost Adjustment Mechanism
TSA	Transmission Service Agreement
UI	The United Illuminating Company

ii

EVERSOURCE ENERGY AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
WESTERN MASSACHUSETTS ELECTRIC COMPANY

2015 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

iii

EVERSOURCE ENERGY AND SUBSIDIARIES

THE CONNECTICUT LIGHT AND POWER COMPANY

NSTAR ELECTRIC COMPANY AND SUBSIDIARY

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY

WESTERN MASSACHUSETTS ELECTRIC COMPANY

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES

LITIGATION REFORM ACT OF 1995

References in this Annual Report on Form 10-K to "Eversource," "the Company," "we," "our," and "us" refer to Eversource and its consolidated subsidiaries.  On April 30, 2015, the Company's legal name was changed from Northeast Utilities to Eversource Energy.  CL&P, NSTAR Electric, PSNH and WMECO are each doing business as Eversource Energy.

From time to time we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, assumptions of future events, future financial performance or growth and other statements that are not historical facts.  These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  You can generally identify our forward-looking statements through the use of words or phrases such as "estimate," "expect," "anticipate," "intend," "plan," "project," "believe," "forecast," "should," "could," and other similar expressions.  Forward-looking statements are based on the current expectations, estimates, assumptions or projections of management and are not guarantees of future performance.  These expectations, estimates, assumptions or projections may vary materially from actual results.  Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause our actual results to differ materially from those contained in our forward-looking statements, including, but not limited to:

•

cyber breaches, acts of war or terrorism, or grid disturbances,

•

actions or inaction of local, state and federal regulatory, public policy and taxing bodies,

•

changes in business conditions, which could include disruptive technology related to our current or future business model,

•

changes in economic conditions, including impact on interest rates, tax policies, and customer demand and payment ability,

•

fluctuations in weather patterns,

•

changes in laws, regulations or regulatory policy,

•

changes in levels or timing of capital expenditures,

•

disruptions in the capital markets or other events that make our access to necessary capital more difficult or costly,

•

developments in legal or public policy doctrines,

•

technological developments,

•

changes in accounting standards and financial reporting regulations,

•

actions of rating agencies, and

•

other presently unknown or unforeseen factors.

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

Eversource Energy, headquartered in Boston, Massachusetts and Hartford, Connecticut, is a public utility holding company subject to regulation by the FERC under the Public Utility Holding Company Act of 2005.  We are engaged primarily in the energy delivery business through the following wholly owned utility subsidiaries:

•

The Connecticut Light and Power Company (CL&P), a regulated electric utility that serves residential, commercial and industrial customers in parts of Connecticut;

•

NSTAR Electric Company (NSTAR Electric), a regulated electric utility that serves residential, commercial and industrial customers in parts of eastern Massachusetts;

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

CL&P, NSTAR Electric, PSNH and WMECO also serve New England customers through Eversource Energy's electric transmission business.

On April 30, 2015, the Company's legal name was changed from Northeast Utilities to Eversource Energy. CL&P, NSTAR Electric, PSNH and

WMECO are each doing business as Eversource Energy.

Eversource Energy, CL&P, NSTAR Electric, PSNH and WMECO each report their financial results separately.  We also include information in this report on a segment basis for Eversource Energy.  Eversource Energy recognizes three reportable segments: electric distribution, electric transmission and natural gas distribution.  Eversource Energy's electric distribution segment includes the generation businesses of PSNH and WMECO.  These three segments represented substantially all of Eversource Energy's total consolidated revenues for the years ended December 31, 2015 and 2014.  CL&P, NSTAR Electric, PSNH and WMECO do not report separate business segments.

ELECTRIC DISTRIBUTION SEGMENT

General

Eversource Energy's electric distribution segment consists of the distribution businesses of CL&P, NSTAR Electric, PSNH and WMECO, which are engaged in the distribution of electricity to retail customers in Connecticut, eastern Massachusetts, New Hampshire and western Massachusetts, respectively, plus the regulated electric generation businesses of PSNH and WMECO.

The following table shows the sources of 2015 electric franchise retail revenues for Eversource Energy's electric distribution companies, collectively, based on categories of customers:

(Thousands of Dollars, except percentages)	2015	% of Total
Residential	$3,608,155	55
Commercial	2,476,686	38
Industrial	326,564	5
Other	151,195	2
Total Retail Electric Revenues	$6,562,600	100%

A summary of our distribution companies' retail electric GWh sales volumes and percentage changes for 2015, as compared to 2014, is as follows:

	2015	2014	Percentage Change
Residential	21,441	21,317	0.6%
Commercial	27,598	27,449	0.5%
Industrial	5,577	5,676	(1.7)%
Total	54,616	54,442	0.3%

Our 2015 consolidated retail electric sales volumes were slightly higher, as compared to 2014, due primarily to the impact of colder winter weather experienced in the first quarter of 2015 and warmer weather in the third quarter of 2015, partially offset by milder winter weather in the fourth quarter of 2015 throughout our service territories as well as an increase in customer conservation efforts, including the impact of energy efficiency programs sponsored by CL&P, NSTAR Electric, PSNH and WMECO.

Fluctuations in retail electric sales volumes at NSTAR Electric and PSNH impact earnings.  For CL&P (effective December 1, 2014) and WMECO, fluctuations in retail electric sales volumes do not impact earnings due to their respective regulatory commission approved revenue decoupling mechanisms.  These distribution revenues are decoupled from their customer sales volumes, which breaks the relationship between sales volumes and revenues recognized.  CL&P and WMECO reconcile their annual base distribution rate recovery amounts to their respective pre-established levels of baseline distribution delivery service revenues.  Any difference between the allowed level of distribution revenue and the actual amount incurred during a 12-month period is adjusted through rates in the following period.

ELECTRIC DISTRIBUTION – CONNECTICUT

THE CONNECTICUT LIGHT AND POWER COMPANY

CL&P's distribution business consists primarily of the purchase, delivery and sale of electricity to its residential, commercial and industrial customers.  As of December 31, 2015, CL&P furnished retail franchise electric service to approximately 1.2 million customers in 149 cities and towns in Connecticut, covering an area of 4,400 square miles.  CL&P does not own any electric generation facilities.

The following table shows the sources of CL&P's 2015 electric franchise retail revenues based on categories of customers:

	CL&P
(Thousands of Dollars, except percentages)	2015	% of Total
Residential	$1,641,165	61
Commercial	841,093	31
Industrial	129,544	5
Other	62,704	3
Total Retail Electric Revenues	$2,674,506	100%

A summary of CL&P's retail electric GWh sales volumes and percentage changes for 2015, as compared to 2014, is as follows:

	2015	2014	Percentage Change
Residential	10,094	10,026	0.7%
Commercial	9,635	9,643	(0.1)%
Industrial	2,342	2,377	(1.5)%
Total	22,071	22,046	0.1%

Rates

CL&P is subject to regulation by the PURA, which, among other things, has jurisdiction over rates, certain dispositions of property and plant, mergers and consolidations, issuances of long-term securities, standards of service and construction and operation of facilities.  CL&P's present general rate structure consists of various rate and service classifications covering residential, commercial and industrial services.  CL&P's retail rates include a delivery service component, which includes distribution, transmission, conservation, renewables, CTA, SBC and other charges that are assessed on all customers.  Connecticut utilities are entitled under state law to charge rates that are sufficient to allow them an opportunity to recover their reasonable operating and capital costs, in order to attract needed capital and maintain their financial integrity, while also protecting relevant public interests.

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

CL&P continues to supply approximately 40 percent of its customer load at SS or LRS rates while the other 60 percent of its customer load has migrated to competitive energy suppliers.  Because this customer migration is only for energy supply service, it has no impact on CL&P's electric distribution business or its operating income.

The rates established by the PURA for CL&P are comprised of the following:

•

An electric generation services charge (GSC), which recovers energy-related costs incurred as a result of providing electric generation service supply to all customers that have not migrated to competitive energy suppliers.  The GSC is adjusted periodically and reconciled semi-annually in accordance with the policies and procedures of the PURA, with any differences refunded to, or recovered from, customers.

•

A revenue decoupling adjustment (effective December 1, 2014) that reconciles the amounts recovered from customers, on an annual basis, to the distribution revenue requirement approved by the PURA in its last rate case, which currently is an annual amount of $1.059 billion.

•

A distribution charge, which includes a fixed customer charge and a demand and/or energy charge to collect the costs of building and expanding the infrastructure to deliver power to customers, as well as ongoing operating costs to maintain the infrastructure.

•

A federally-mandated congestion charge (FMCC), which recovers any costs imposed by the FERC as part of the New England Standard Market Design, including locational marginal pricing, locational installed capacity payments, and any costs approved by the PURA to reduce these charges.  The FMCC also recovers costs associated with CL&P's system resiliency program.  The FMCC is adjusted periodically and reconciled semi-annually in accordance with the policies and procedures of the PURA, with any differences refunded to, or recovered from, customers.

•

A transmission charge that recovers the cost of transporting electricity over high voltage lines from generating plants to substations, including costs allocated by ISO-NE to maintain the wholesale electric market.

•

A competitive transition assessment charge (CTA), assessed to recover stranded costs associated with electric industry restructuring such as various IPP contracts.  The CTA is reconciled annually to actual costs incurred and reviewed by the PURA, with any difference refunded to, or recovered from, customers.

•

A systems benefits charge (SBC), established to fund expenses associated with:  various hardship and low income programs; a program to compensate municipalities for losses in property tax revenue due to decreases in the value of electric generating facilities resulting directly from electric industry restructuring.  The SBC is reconciled annually to actual costs incurred and reviewed by the PURA, with any difference refunded to, or recovered from, customers.

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

As required by regulation, CL&P, jointly with UI, entered into the following contracts whereby UI will share 20 percent and CL&P will share 80 percent of the costs and benefits (CL&P's portion of these costs are either recovered from, or refunded to, customers through the FMCC charge):

•

Four CfDs (totaling approximately 787 MW of capacity) with three electric generation units and one demand response project, which extend through 2026 and have terms of up to 15 years beginning in 2009.  The capacity CfDs obligate both CL&P and UI to make or receive payments on a monthly basis to or from the project and generation owners based on the difference between a contractually set capacity price and the capacity market prices that the project and generation owners receive in the ISO-NE capacity markets.

•

Three CfDs (totaling approximately 500 MW of peaking capacity) with three peaking generation units.  The three peaker CfDs pay the generation owners the difference between capacity, forward reserve and energy market revenues and a cost-of service payment stream for 30 years beginning in 2008 (including costs of plant operation and the prices that the generation owners receive for capacity and other products in the ISO-NE markets).

•

Long-term commitments to purchase approximately 250 MW of wind power from a Maine wind farm and 20 MW of solar power from a multi-site project in Connecticut.  Both of these projects are expected to be operational by the end of 2016.

On December 17, 2014 the PURA approved CL&P's application to amend customer rates, effective December 1, 2014, for a total base distribution rate increase of $152 million, which includes an authorized ROE of 9.02 percent for the first twelve month period and 9.17 percent thereafter.  The distribution rate increase included a revenue decoupling mechanism effective December 1, 2014, and the recovery of 2011 and 2012 storm restoration costs and system resiliency costs.  Also in December 2014, the PURA granted a re-opener request to CL&P’s base distribution rate application for further review of the appropriate balance of ADIT utilized in the calculation of rate base.  On July 2, 2015, the PURA issued a final order that approved a settlement agreement filed on May 19, 2015 between CL&P and the PURA Prosecutorial Staff, and which included an increase to total allowed annual revenue requirements of $18.4 million beginning December 1, 2014.

Sources and Availability of Electric Power Supply

As noted above, CL&P does not own any generation assets and purchases energy supply to serve its SS and LRS loads from a variety of competitive sources through requests for proposals.  CL&P periodically enters into full requirements contracts for the majority of SS loads for periods of up to one year for its residential customers and small and medium commercial and industrial customers.  CL&P is authorized to supply the remainder of the SS loads through a self-managed process that includes bilateral purchases and spot market purchases.  CL&P typically enters into full requirements contracts for LRS for larger commercial and industrial customers every three months.  Currently, CL&P has full requirements contracts in place for 80 percent of its SS loads for the first half of 2016 and has bilateral purchases in place to self-manage the remaining 20 percent.  For the second half of 2016, CL&P has 50 percent of its SS load under full requirements contracts, intends to purchase an additional 30 percent of full requirements and will self-manage the remainder as needed.  None of the SS load for 2017 has been procured.  CL&P has full requirements contracts in place for its LRS loads through the second quarter of 2016 and intends to purchase 100 percent of full requirements for the third and fourth quarters of 2016.

ELECTRIC DISTRIBUTION – MASSACHUSETTS

NSTAR ELECTRIC COMPANY

WESTERN MASSACHUSETTS ELECTRIC COMPANY

The electric distribution businesses of NSTAR Electric and WMECO consist primarily of the purchase, delivery and sale of electricity to residential, commercial and industrial customers within their respective franchise service territories.  As of December 31, 2015, NSTAR Electric furnished retail franchise electric service to approximately 1.2 million customers in Boston and 80 surrounding cities and towns in Massachusetts, including Cape Cod and Martha's Vineyard, covering an area of approximately 1,700 square miles.  WMECO provides retail franchise electric service to approximately 209,000 customers in 59 cities and towns in the western region of Massachusetts, covering an area of approximately 1,500 square miles.  Neither NSTAR Electric nor WMECO owns any generating facilities used to supply customers, and each purchases its respective energy requirements from competitive energy suppliers.

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

The following table shows the sources of the 2015 electric franchise retail revenues of NSTAR Electric and WMECO based on categories of customers:

	NSTAR Electric		WMECO
(Thousands of Dollars, except percentages)	2015	% of Total	2015	% of Total
Residential	$1,205,387	48	$255,797	59
Commercial	1,187,452	47	135,222	31
Industrial	84,667	3	35,439	8
Other	47,610	2	5,778	2
Total Retail Electric Revenues	$2,525,116	100%	$432,236	100%

A summary of NSTAR Electric's and WMECO's retail electric GWh sales volumes and percentage changes for 2015, as compared to 2014, is as follows:

	NSTAR Electric			WMECO
	2015	2014	Percentage Change	2015	2014	Percentage Change
Residential	6,687	6,625	0.9%	1,465	1,494	(2.0)%
Commercial	13,120	13,009	0.9%	1,478	1,466	0.8%
Industrial	1,248	1,291	(3.3)%	620	626	(0.9)%
Total	21,055	20,925	0.6%	3,563	3,586	(0.6)%

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

Under Massachusetts law, all customers of each of NSTAR Electric and WMECO are entitled to choose their energy suppliers, while NSTAR Electric or WMECO remains their electric distribution company.  Both NSTAR Electric and WMECO purchase power from competitive suppliers on behalf of, and pass the related cost through to, their respective customers who do not choose a competitive energy supplier (basic service).  Most of the residential customers of NSTAR Electric and WMECO have continued to buy their power from NSTAR Electric or WMECO at basic service rates.  Most commercial and industrial customers have switched to a competitive energy supplier.

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

NSTAR Electric continues to supply approximately 39 percent of its customer load at basic service rates while the other 61 percent of its customer load has migrated to competitive energy suppliers.  WMECO continues to supply approximately 41 percent of its customer load at basic service rates while the other 59 percent of its customer load has migrated to competitive energy suppliers.  Because customer migration is limited to energy supply service, it has no impact on the delivery business or operating income of NSTAR Electric and WMECO.

The rates established by the DPU for NSTAR Electric and WMECO are comprised of the following:

•

A basic service charge that represents the collection of energy costs, including costs related to charge-offs of uncollectible energy costs from customers.  Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers through basic service for those who choose not to buy energy from a competitive energy supplier.  Basic service rates are reset every six months (every three months for large commercial and industrial customers).  Additionally, the DPU has authorized NSTAR Electric to recover the cost of its Dynamic Pricing Smart Grid Pilot Program and NSTAR Green wind contracts through the basic service charge.  Basic service costs are reconciled annually, with any differences refunded to, or recovered from, customers.

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

•

Reconciling adjustment charges that recover certain DPU-approved costs as follows:  pension and PBOP benefits, low income customer discounts, lost revenue and credits associated with net-metering facilities installed by customers, storms, consultants retained by the attorney general, long-term renewable contracts and energy efficiency programs and lost base revenue associated with energy efficiency measures.  In addition to these adjustments common to both NSTAR Electric and WMECO, NSTAR Electric has reconciling adjustment charges that collect costs associated with certain safety and reliability projects and a Smart Grid pilot program.  WMECO has a reconciling adjustment charge that recovers costs associated with certain solar projects owned and operated by WMECO.

As required by regulation, NSTAR Electric and WMECO, along with two other Massachusetts electric utilities, signed long-term commitments to purchase a combined estimated generating capacity of approximately 334 MW of wind power from two wind farms in Maine over 15 years.  The projects are in various stages of permitting, development, or operation.  One unit began operating in late 2015, and the other unit is expected to be in operation by December 2016.  In addition, WMECO previously signed a long-term commitment to purchase an estimated generating capacity of approximately 37.5 MW of wind power from a wind farm in Maine over 15 years that is expected to be in operation in 2016.

Pursuant to a 2008 DPU order, Massachusetts electric utilities must adopt rate structures that decouple the volume of energy sales from the utility's revenues in their next rate case.  WMECO is currently decoupled and NSTAR Electric will propose decoupling in its next rate case.

NSTAR Electric and WMECO are each subject to service quality (SQ) metrics that measure safety, reliability and customer service, and could be required to pay to customers a SQ charge of up to 2.5 percent of annual transmission and distribution revenues for failing to meet such metrics.  Neither NSTAR Electric nor WMECO will be required to pay a SQ charge for its 2015 performance as each company achieved results at or above target for all of its respective SQ metrics in 2015.

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

ELECTRIC DISTRIBUTION – NEW HAMPSHIRE

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

PSNH's distribution business consists primarily of the generation, delivery and sale of electricity to its residential, commercial and industrial customers.  As of December 31, 2015, PSNH furnished retail franchise electric service to approximately 503,000 retail customers in 211 cities and towns in New Hampshire, covering an area of approximately 5,630 square miles.  PSNH currently owns and operates approximately 1,200 MW of primarily coal-, natural gas-, and oil-fired electricity generation plants.  PSNH's distribution business includes the activities of its generation business.

The Clean Air Project, a wet flue gas desulphurization system (Scrubber), was constructed and placed in service by PSNH at its Merrimack Station in 2011.  The Scrubber reduces emissions of SO2 and mercury from Merrimack Station by over 90 percent, which is well in excess of state and federal requirements.  PSNH is permitted to recover prudent Scrubber costs through its default energy service rates under New Hampshire law.  Effective January 1, 2016, PSNH is recovering all Scrubber costs in rates charged to customers.  For further information, see "Regulatory Developments and Rate Matters – New Hampshire – Clean Air Project Prudence Proceeding" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table shows the sources of PSNH's 2015 electric franchise retail revenues based on categories of customers:

	PSNH
(Thousands of Dollars, except percentages)	2015	% of Total
Residential	$505,806	54
Commercial	312,918	34
Industrial	76,914	8
Other	35,103	4
Total Retail Electric Revenues	$930,741	100%

A summary of PSNH's retail electric GWh sales volumes and percentage changes for 2015, as compared to 2014, is as follows:

	2015	2014	Percentage Change
Residential	3,195	3,172	0.7%
Commercial	3,365	3,332	1.0%
Industrial	1,367	1,382	(1.1)%
Total	7,927	7,886	0.5%

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

Under New Hampshire law, all of PSNH's customers are entitled to choose competitive energy suppliers, with PSNH providing default energy service under its ES rate for those customers who do not choose a competitive energy supplier.  At the end of 2015, approximately 21 percent of all of PSNH's customers (approximately 53 percent of load) were taking service from competitive energy suppliers, compared to 21 percent of customers (approximately 46 percent of load) at the end of 2014.

The rates established by the NHPUC for PSNH are comprised of the following:

•

A default energy service charge which recovers energy-related costs incurred as a result of providing electric generation service supply to all customers that have not migrated to competitive energy suppliers.  These charges recover the costs of PSNH's generation, as well as purchased power, and include an allowed ROE of 9.81 percent.

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

•

A system benefits charge (SBC), which funds energy efficiency programs for all customers as well as assistance programs for residential customers within certain income guidelines.

•

An electricity consumption tax, which is a state mandated tax on electric energy consumption.

The energy charge and SCRC rates change semi-annually and are reconciled annually and differences between actual costs incurred versus current rates are either refunded or recovered in subsequent rates charged to customers.

PSNH distribution rates were set in a 2010 NHPUC rate case settlement, which expired on June 30, 2015.  In the 2015 PSNH Settlement Agreement, the Company agreed that its present distribution rates will stay in effect until at least July 1, 2017.  However, certain aspects of the 2010 rate case settlement will continue, including funding for reliability enhancement program activities, adjustment of distribution rates for certain exogenous events that in the aggregate exceed $1 million, and major storm reserve funding.

Generation Divestiture

In 2013, the NHPUC opened a docket to investigate market conditions affecting PSNH's default energy service rate, how PSNH will maintain just and reasonable rates in light of those conditions, and any impact of PSNH's generation ownership on the New Hampshire competitive electric market.  In April 2014, the NHPUC staff issued a "Preliminary Status Report Addressing the Economic Interest of PSNH's Retail Customers as it Relates to the Potential Divestiture of PSNH's Generating Plants," which included a consultant's analysis of the fair market value of PSNH generating assets and long-term power purchase contracts.  The consultant's analysis estimated the fair market value of PSNH's generation assets to be $225 million as of December 31, 2013 and compared that amount to a stated net book value of $660 million, implying potential "stranded costs" of approximately $435 million.  An abbreviated draft update by the consultant dated August 17, 2015, increased the estimated fair market value of PSNH’s generation assets to $235 million.

In 2014, the Legislature enacted changes to the laws governing divestiture of PSNH's generation assets, effective September 30, 2014.  The new law required the NHPUC to initiate a proceeding to determine whether all or some of PSNH's generation assets should be divested.  The law gives the NHPUC express authority to order the divestiture of all or some of PSNH's generation assets if the NHPUC finds it is in the economic interest of customers to do so.  The law also clarified the definition of "stranded costs" to include costs approved for recovery by the NHPUC in connection with the divestiture or retirement of PSNH's generation assets.

On June 10, 2015, Eversource and PSNH entered into the 2015 Public Service Company of New Hampshire Restructuring and Rate Stabilization Agreement (the Agreement) with the New Hampshire Office of Energy and Planning, certain members of the NHPUC staff, the Office of Consumer Advocate, two state senators, and several other parties.  The Agreement was filed with the NHPUC on the same day.  Under the terms of the Agreement, PSNH has agreed to divest its generation assets upon NHPUC approval.  The Agreement is designed to provide a resolution of issues pertaining to PSNH's generation assets in pending regulatory proceedings before the NHPUC.  The Agreement provided for the Clean Air Project prudence proceeding to be resolved and all remaining Clean Air Project costs to be included in rates effective January 1, 2016.  As part of the Agreement, PSNH has agreed to forego recovery of $25 million of the deferred equity return related to the Clean Air Project.  In addition, PSNH will not seek a general distribution rate increase effective before July 1, 2017 and will contribute $5 million to create a clean energy fund, which will not be recoverable from its customers.

In 2015, the Legislature enacted changes to law to allow the use of securitization financing to recover any stranded costs resulting from the divestiture of PSNH’s generating assets.  If the Agreement is approved, following divestiture of PSNH’s generating assets, bonds will be issued to recover resulting stranded costs.

On January 26, 2016, Advisory Staff of the NHPUC and the parties to the Agreement filed a stipulation with the NHPUC agreeing that near-term divestiture of PSNH’s generation was in the public interest and that the Agreement should be approved.  Implementation of the Agreement is subject to NHPUC approval, which is expected in early 2016.

Sources and Availability of Electric Power Supply

During 2015, approximately 54 percent of PSNH's load was met through its own generation, long-term power supply provided pursuant to orders of the NHPUC, and contracts with competitive energy suppliers.  The remaining 46 percent of PSNH's load was met by short-term (less than one year) purchases and spot purchases in the competitive New England wholesale power market.  PSNH expects to meet its load requirements in 2016 in a similar manner.  Included in the 54 percent above are PSNH's obligations to purchase power from approximately two dozen IPPs, the output of which it either uses to serve its customer load or sells into the ISO-NE market.

Merrimack and Schiller Stations have recently operated at lower than typical capacity factors due to moderate regional temperatures.  The Hydro stations have been operating at high capacity factors. PSNH’s Energy Service Rate has been set at 9.99 cents per kWh effective January 1, 2016, which includes 1.27 cents per kWh reflecting full recovery of costs related to the Clean Air Project.

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

Wholesale Transmission Revenues

A summary of Eversource Energy's wholesale transmission revenues is as follows:

(Thousands of Dollars)	2015
CL&P	$513,025
NSTAR Electric	299,241
PSNH	127,509
WMECO	129,502
Total Wholesale Transmission Revenues	$1,069,277

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

FERC Base ROE Complaints

Three separate complaints have been filed at the FERC by combinations of New England state attorneys general, state regulatory commissions, consumer advocates, consumer groups, municipal parties and other parties (the "Complainants").  In these three separate complaints, the Complainants challenged the NETOs' base ROE of 11.14 percent that had been utilized since 2006 and sought an order to reduce it prospectively from the date of the final FERC order and for the 15-month complaint refund periods stipulated in the separate complaints.  In 2014, the FERC ordered a 10.57 percent base ROE for the first complaint refund period and prospectively from October 16, 2014 and that a utility's total or maximum ROE shall not exceed the top of the new zone of reasonableness, which was set at 11.74 percent.  The NETOs and the Complainants sought rehearing from the FERC.  In late 2014, the NETOs made a compliance filing and the Company began issuing refunds to customers from the first complaint period.

On March 3, 2015, FERC issued an order denying all issues raised on rehearing by the NETOs and Complainants in the first complaint.  The FERC order upheld the base ROE of 10.57 percent for the first complaint refund period and prospectively from October 16, 2014, and upheld that the utility's total ROE (the base ROE plus any incentive adders) for the transmission assets to which the adder applies is capped at the top of the zone of reasonableness, which is currently set at 11.74 percent.  The NETOs and Complainants have filed appeals to the D.C. Circuit Court of Appeals, which have been consolidated, and briefing is scheduled to be concluded in the second quarter of 2016.  A court decision is expected in late 2016.

For the second and third complaint proceedings, hearings were held in late June and early July 2015 and briefs were filed in July and August 2015.  The state parties, municipal utilities and FERC trial staff each believe that the base ROE should be reduced to an amount lower than 10.57 percent.  The NETOs believe that the Complainants' positions are without merit, and the existing base ROE of 10.57 is just and reasonable and should be maintained.  On December 18, 2015, the FERC ALJ reopened the record to have the NETOs and FERC trial staff review certain calculations.  The FERC ALJ’s initial recommendation is expected by March 31, 2016.  A final FERC order is expected in late 2016 or early 2017.

Although Eversource is uncertain on the final outcome of the second and third complaints regarding the ROE, we believe the current reserves established are appropriate to reflect probable and reasonably estimable refunds. For further information, see "FERC Regulatory Issues – FERC ROE Complaints" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

FERC Order No. 1000

On August 15, 2014, the D.C. Circuit Court of Appeals upheld the FERC's authority to order major changes to transmission planning and cost allocation in FERC Order No. 1000 and Order No. 1000-A, including transmission planning for public policy needs, and the requirement that utilities remove from their transmission tariffs their rights of first refusal to build transmission.  On March 19, 2015, the FERC acted on all rehearing requests filed by the NETOs, including CL&P, NSTAR Electric, PSNH and WMECO, and other parties and accepted the November 2013 compliance filing made by ISO-NE and the NETOs, subject to further compliance.  The FERC accepted our proposal that the new competitive transmission planning process will not apply to certain projects, which have been declared as the preferred solution by ISO-NE, unless ISO-NE later decides a solution must be re-evaluated.  The FERC determined on rehearing that we can restore provisions that recognize the NETOs’ rights to retain use and control of their existing rights of ways.  Final compliance was filed by the NETOs in November 2015 and was accepted by the FERC on December 14, 2015.

Additionally, the FERC affirmed that it can eliminate our right of first refusal to build transmission in New England even though the FERC previously approved and granted special protections to these rights.  The NETOs filed an appeal to the D.C. Circuit Court of Appeals, challenging this FERC ruling.  State regulators also filed an appeal, challenging FERC’s determination that ISO-NE should select public policy transmission projects after a competitive process.  The Court is expected to resolve the appeals in 2016.

Transmission Projects

During 2015, we were involved in the planning, development and construction of a series of electric transmission projects, including the NEEWS family of projects; the Greater Hartford Central Connecticut (GHCC) solutions; and Greater Boston Reliability Solutions, which are a series of new transmission projects over the next five years that will enhance system reliability and improve capacity.  We were involved in the planning and development of Northern Pass, which is our planned HVDC transmission line from the Québec-New Hampshire border to Franklin, New Hampshire and an associated alternating current radial transmission line between Franklin and Deerfield, New Hampshire; and the Clean Energy Connect Project, which is a planned transmission, wind and hydro generation project that we intend to develop with experienced renewable generation companies. For further information, see "Business Development and Capital Expenditures – Electric Transmission Business" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Transmission Rate Base

Under our FERC-approved tariff, and with the exception of transmission projects that received specific FERC approval to include CWIP in rate base, transmission projects generally enter rate base after they are placed in commercial operation.  At the end of 2015, our estimated transmission rate base was approximately $5.2 billion, including approximately $2.4 billion at CL&P, $1.4 billion at NSTAR Electric, $548 million at PSNH, and $625 million at WMECO.

NATURAL GAS DISTRIBUTION SEGMENT

NSTAR Gas distributes natural gas to approximately 286,000 customers in 51 communities in central and eastern Massachusetts covering 1,067 square miles, and Yankee Gas distributes natural gas to approximately 226,000 customers in 71 cities and towns in Connecticut covering 2,187 square miles.  Total throughput (sales and transportation) in 2015 was approximately 71.7 Bcf for NSTAR Gas and 57.8 Bcf for Yankee Gas.  Our natural gas businesses provide firm natural gas sales service to retail customers who require a continuous natural gas supply throughout the year, such as residential customers who rely on natural gas for heating, hot water and cooking needs, and commercial and industrial customers who choose to purchase natural gas from Eversource Energy's natural gas distribution companies.  A portion of the storage of natural gas supply for NSTAR Gas during the winter heating season is provided by Hopkinton LNG Corp., an indirect, wholly-owned subsidiary of Eversource Energy.  NSTAR Gas has access to Hopkinton LNG Corp. facilities in Hopkinton, Massachusetts consisting of a LNG liquefaction and vaporization plant and three above-ground cryogenic storage tanks having an aggregate capacity of 3.0 Bcf of liquefied natural gas. NSTAR Gas also has access to Hopkinton LNG Corp. facilities in Acushnet, Massachusetts that include additional storage capacity of 0.5 Bcf and additional vaporization capacity.

Yankee Gas owns a 1.2 Bcf LNG facility in Waterbury, Connecticut, which is used primarily to assist Yankee Gas in meeting its supplier-of-last-resort obligations and also enables it to provide economic supply and make economic refill of natural gas typically during periods of low demand.

NSTAR Gas and Yankee Gas generate revenues primarily through the sale and/or transportation of natural gas.  Predominantly all residential customers in the NSTAR Gas service territory buy gas supply and delivery from NSTAR Gas while all customers may choose their natural gas suppliers.  Retail natural gas service in Connecticut is partially unbundled: residential customers in Yankee Gas' service territory buy natural gas supply and delivery only from Yankee Gas while commercial and industrial customers may choose their natural gas suppliers.  NSTAR Gas offers firm transportation service to all customers who purchase natural gas from sources other than NSTAR Gas while Yankee Gas offers firm transportation service to its commercial and industrial customers who purchase natural gas from sources other than Yankee Gas.  In addition, both natural gas distribution companies offer interruptible transportation and interruptible natural gas sales service to those high volume commercial and industrial customers, generally during the colder months, that have the capability to switch from natural gas to an alternative fuel on short notice, for whom NSTAR Gas and Yankee Gas can interrupt service during peak demand periods or at any other time to maintain distribution system integrity.

The following table shows the sources of the 2015 total Eversource Energy natural gas franchise retail revenues based on categories of customers:

(Thousands of Dollars, except percentages)	2015	% of Total
Residential	$497,873	54
Commercial	327,439	36
Industrial	93,378	10
Total Retail Natural Gas Revenues	$918,690	100%

A summary of our firm natural gas sales volumes in million cubic feet and percentage changes for 2015, as compared to 2014, is as follows:

			Percentage
	2015	2014	Change
Residential	38,455	38,969	(1.3)%
Commercial	43,006	42,977	0.1%
Industrial	21,538	22,245	(3.2)%
Total	102,999	104,191	(1.1)%
Total, Net of Special Contracts (1)	98,458	99,500	(1.0)%

 (1)

Special contracts are unique to the customers who take service under such an arrangement and generally specify the amount of distribution revenue to be paid to Yankee Gas regardless of the customers' usage.

Our firm natural gas sales volumes are subject to many of the same influences as our retail electric sales volumes.  In addition, they have benefited from customer growth in both of our natural gas distribution companies.  In 2015, consolidated firm natural gas sales volumes were lower, as compared to 2014.  The 2015 firm natural gas sales volumes were negatively impacted by record warm weather in the fourth quarter of 2015, when compared to 2014, partially offset by colder winter weather in the first quarter of 2015, as compared to 2014, throughout our natural gas service territories.  Weather-normalized Eversource consolidated firm natural gas sales volumes increased 2.5 percent in 2015, as compared to 2014, due primarily to improved economic conditions as well as residential and commercial customer growth, through conversions to natural gas service.

Rates

NSTAR Gas and Yankee Gas are subject to regulation by the DPU and the PURA, respectively, which, among other things, have jurisdiction over rates, certain dispositions of property and plant, mergers and consolidations, issuances of long-term securities, standards of service and construction and operation of facilities.  Both of Eversource Energy's natural gas companies are entitled under their respective state law to charge rates that are sufficient to allow them an opportunity to recover their reasonable operating and capital costs, in order to attract needed capital and maintain their financial integrity, while also protecting relevant public interests.

Retail natural gas delivery and supply rates are established by the DPU and the PURA and are comprised of:

•

A distribution charge consisting of a fixed customer charge and a demand and/or energy charge that collects the costs of building and expanding the natural gas infrastructure to deliver natural gas supply to its customers.  This also includes collection of ongoing operating costs;

•

A seasonal cost of gas adjustment clause (CGAC) at NSTAR Gas that collects natural gas supply costs, pipeline and storage capacity costs, costs related to charge-offs of uncollected energy costs and working capital related costs.  The CGAC is reset semi-annually.  In addition, NSTAR Gas files interim changes to its CGAC factor when the actual costs of natural gas supply vary from projections by more than five percent; and

•

A local distribution adjustment clause (LDAC) at NSTAR Gas that collects all energy efficiency and related program costs, environmental costs, pension and PBOP related costs, attorney general consultant costs, and costs associated with low income customers.  The LDAC is reset annually and provides for the recovery of certain costs applicable to both sales and transportation customers.

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

NSTAR Gas is subject to service quality (SQ) metrics that measure safety, reliability and customer service and could be required to pay to customers a SQ charge of up to 2.5 percent of annual distribution revenues for failing to meet such metrics.  NSTAR Gas will not be required to pay a SQ charge for its 2015 performance as it achieved results at or above target for all of its SQ metrics in 2015.

On October 30, 2015, the DPU issued its order in the NSTAR Gas distribution rate case, which approved an annualized base rate increase of $15.8 million, plus other increases of approximately $11.5 million, mostly relating to recovery of pension and PBOP expenses and the Hopkinton Gas Service Agreement, effective January 1, 2016.  In the order, the DPU also approved an authorized regulatory ROE of 9.8 percent, the establishment of a revenue decoupling mechanism, the recovery of certain bad debt expenses, and a 52.1 percent equity component of its capital structure.  On November 19, 2015, NSTAR Gas filed a motion for reconsideration of the order with the DPU seeking the correction of mathematical errors and other plant and cost of service items.

Yankee Gas’ last rate proceeding was in 2011, which approved an allowed ROE of 8.83 percent and allowed for a substantial increase in annual spending for bare steel and cast iron pipeline replacement.  In 2015, Yankee Gas entered into a settlement agreement with the PURA staff pursuant to which Yankee Gas provided a $1.5 million rate credit to firm customers beginning in December 2015, and established an earnings sharing mechanism whereby Yankee Gas and its customers will share equally in any earnings exceeding a 9.5 percent ROE in a twelve month period commencing with the period from April 1, 2015 through March 31, 2016.

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

In October 2014, pursuant to the Act, NSTAR Gas filed the Gas System Enhancement Program (GSEP) with the DPU.  NSTAR Gas' program accelerates the replacement of certain natural gas distribution facilities in the system to within 25 years.  The GSEP includes a new tariff effective January 1, 2016 that provides NSTAR Gas an opportunity to collect the costs for the program on an annual basis through a newly designed reconciling factor.  On April 30, 2015, the DPU approved the GSEP.  We expect capital expenditures of approximately $255 million for the period 2016 through 2019 for the GSEP.

Connecticut Natural Gas Expansion Plan

In 2013, in accordance with Connecticut law and regulations, the PURA approved a comprehensive joint natural gas infrastructure expansion plan (expansion plan) filed by Yankee Gas and other Connecticut natural gas distribution companies.  The expansion plan described how Yankee Gas expects to add approximately 82,000 new natural gas heating customers over a 10-year period.  Yankee Gas estimates that its portion of the plan will cost approximately $700 million over 10 years.  In January 2015, the PURA approved a joint settlement agreement proposed by Yankee Gas and other Connecticut natural gas distribution companies and regulatory agencies that clarified the procedures and oversight criteria applicable to the expansion plan.  On March 20, 2015, Yankee Gas filed its initial System Expansion (SE) Rate reconciliation for 2014.  The proposed SE rate was approved by the PURA for implementation as of April 1, 2015, pending final PURA approval following a contested hearing.

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

A portion of the storage of natural gas supply for NSTAR Gas during the winter heating season is provided by Hopkinton LNG Corp., which owns an LNG liquefaction and vaporization plant and three above-ground cryogenic storage tanks having an aggregate capacity of 3.0 Bcf of liquefied natural gas.  NSTAR Gas also has access to Hopkinton LNG Corp. facilities that include additional storage capacity of 0.5 Bcf and additional vaporization capacity.

The PURA requires that Yankee Gas meet the needs of its firm customers under all weather conditions.  Specifically, Yankee Gas must structure its supply portfolio to meet firm customer needs under a design day scenario (defined as the coldest day in 30 years) and under a design year scenario (defined as the average of the four coldest years in the last 30 years).  Yankee Gas' on-system stored LNG and underground storage supplies help to meet consumption needs during the coldest days of winter.  Yankee Gas obtains its interstate capacity from the three interstate pipelines that directly serve Connecticut: the Algonquin, Tennessee and Iroquois Pipelines.  Yankee Gas has long-term firm contracts for capacity on TransCanada Pipelines Limited Pipeline, Vector Pipeline, L.P., Tennessee Gas Pipeline, Iroquois Gas Transmission Pipeline, Algonquin Pipeline, Union Gas Limited, Dominion Transmission, Inc., National Fuel Gas Supply Corporation, Transcontinental Gas Pipeline Company, and Texas Eastern Transmission, L.P. pipelines.

Based on information currently available regarding projected growth in demand and estimates of availability of future supplies of pipeline natural gas, NSTAR Gas and Yankee Gas each believes that participation in planned and anticipated pipeline and storage expansion projects will be required in order for it to meet current and future sales growth opportunities.

NATURAL GAS PIPELINE EXPANSION

Access Northeast is a natural gas pipeline and storage project (the "Project") being developed jointly by Eversource, Spectra Energy Corp and National Grid.  Access Northeast will enhance the Algonquin and Maritimes & Northeast pipeline systems using existing routes and will include two new LNG storage tanks and liquefaction and vaporization facilities in Acushnet, Massachusetts that will be connected to the Algonquin gas pipeline.  The Project is expected to be capable of delivering approximately 900 million cubic feet of additional natural gas per day to New England on peak demand days.  Eversource and Spectra Energy Corp each own a 40 percent interest in the Project, with the remaining 20 percent interest owned by National Grid.  The total projected cost for both the pipeline and the LNG storage is expected to be approximately $3 billion with anticipated in-service dates commencing in November 2018.  The Project is subject to FERC and other federal and state regulatory approvals.  On November 17, 2015, the FERC accepted the Project’s request to initiate the pre-filing review process.  Upon completion of the pre-filing review, a certificate application will be filed with the FERC.  In late 2015, the Project bid into the New England Natural Gas Pipeline Capacity RFP conducted by certain EDCs in Massachusetts and Rhode Island, including NSTAR Electric and WMECO in Massachusetts, and in December 2015 and January 2016, those Massachusetts EDCs filed with the DPU seeking approval of the contracts for pipeline and storage capacity with the Project.  We expect the Rhode Island EDC to file its selected contracts with the Rhode Island regulatory agencies in the first half of 2016.  In February 2016, PSNH filed for approval with the NHPUC, of its proposed contract for natural gas pipeline capacity and storage with the Project.

PROJECTED CAPITAL EXPENDITURES

We project to make capital expenditures of approximately $9.2 billion from 2016 through 2019.  Of the $9.2 billion, we expect to invest approximately $4.9 billion in our electric and natural gas distribution segments and $3.9 billion in our electric transmission segment.  In addition, we project to invest approximately $0.4 billion in information technology and facilities upgrades and enhancements.  These projections do not include capital expenditures related to Access Northeast or Clean Energy Connect.

FINANCING

Our credit facilities and indentures require that Eversource Energy parent and certain of its subsidiaries, including CL&P, NSTAR Electric, NSTAR Gas, PSNH, WMECO and Yankee Gas, comply with certain financial and non-financial covenants as are customarily included in such agreements, including maintaining a ratio of consolidated debt to total capitalization of no more than 65 percent.  All of these companies currently are, and expect to remain, in compliance with these covenants.

As of December 31, 2015, a total of $200 million of Eversource’s long-term debt, all at NSTAR Electric, will be paid in the next 12 months.

NUCLEAR FUEL STORAGE

CL&P, NSTAR Electric, PSNH, WMECO and several other New England electric utilities are stockholders in three inactive regional nuclear generation companies, CYAPC, MYAPC and YAEC (collectively, the Yankee Companies).  The Yankee Companies have completed the physical decommissioning of their respective generation facilities and are now engaged in the long-term storage of their spent nuclear fuel.  The Yankee Companies have completed collection of their decommissioning and closure costs through the proceeds from the spent nuclear fuel litigation against the DOE and has refunded amounts to its member companies.  These proceeds were used by the Yankee Companies to offset the decommissioning and closure cost amounts due from their member companies or to decrease the wholesale FERC-approved rates charged under power purchase agreements with CL&P, NSTAR Electric, PSNH and WMECO and several other New England utilities.  The decommissioning rates charged by the Yankee Companies have been reduced to zero.  CL&P, NSTAR Electric, PSNH and WMECO can recover these costs from, or refund proceeds to, their customers through state regulatory commission-approved retail rates.

We consolidate the assets and obligations of CYAPC and YAEC on our consolidated balance sheet because we own more than 50 percent of these companies.

For information on the DOE proceeds received related to the spent nuclear fuel litigation, see Note 11C, "Commitments and Contingencies – Contractual Obligations – Yankee Companies," in the accompanying Item 8, Financial Statements and Supplementary Data.

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

In 1997, PSNH filed in a timely manner for a renewal of the NPDES permit for the Merrimack Station.  As a result, the existing permit was administratively continued.  In 2011, the EPA issued a draft renewal NPDES permit for PSNH's Merrimack Station for public review and comment.  The proposed permit contains many significant conditions to future operation.  The proposed permit would require PSNH to install a closed-cycle cooling system (including cooling towers) at the station.  The EPA estimated that the net present value cost to install this system and operate it over a 20-year period would be approximately $112 million.  PSNH and other electric utility groups filed thousands of pages of comments contesting EPA's draft permit requirements.  PSNH stated that the data and studies supplied to the EPA demonstrate the fact that a closed-cycle cooling system is not warranted.  On April 18, 2015 EPA issued a revised section of the draft NPDES permit for Merrimack Station.  The revised portion of the draft permit deals solely with the treatment of wastewater from the flue gas desulfurization system.  On August 18, 2015 PSNH again submitted comments.  The EPA does not have a set deadline to consider comments and to issue a final permit.  Merrimack Station is permitted to continue to operate under its present permit pending issuance of the final permit and subsequent resolution of matters appealed by PSNH and other parties.  Due to the site specific characteristics of PSNH's other coal- and oil-fired electric generating stations, we believe it is unlikely that they would face similar permitting determinations.

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

New Hampshire's RPS provision requires increasing percentages of the electricity sold to retail customers to have direct ties to renewable sources.  In 2015, the total RPS obligation was 8.3 percent and it will ultimately reach 24.8 percent in 2025.  Energy suppliers, like PSNH, must possess sufficient quantities of RECs to satisfy the RPS requirements.  PSNH owns renewable sources and uses a portion of internally generated RECs to meet its RPS obligations and sells other internally generated RECs when it is economically beneficial to do so.  To the extent that a supplier, like PSNH, does not possess sufficient RECs to satisfy its RPS requirements, it makes up any shortfall by making an alternative compliance payment at a rate per REC established by law.  The costs of both the RECs and alternative compliance payments are recovered by PSNH through its default energy service rates charged to customers.

Similarly, Connecticut's RPS statute requires increasing percentages of the electricity sold to retail customers to have direct ties to renewable sources.  In 2015, the total RPS obligation was 19.5 percent and will ultimately reach 27 percent in 2020.  CL&P is permitted to recover any costs incurred in complying with RPS from its customers through its GSC rate.

Massachusetts' RPS program also requires electricity suppliers to meet renewable energy standards.  For 2015, the requirement was 19.25 percent, and will ultimately reach 22.1 percent in 2020.  NSTAR Electric and WMECO are permitted to recover any costs incurred in complying with RPS from its customers through rates.  WMECO also owns renewable solar generation resources.  The RECs generated from WMECO's solar units are sold to other energy suppliers, and the proceeds from these sales are credited back to customers.

Hazardous Materials Regulations

We have recorded a liability for what we believe, based upon currently available information, is our reasonably estimable environmental investigation, remediation, and/or Natural Resource Damages costs for waste disposal sites for which we have probable liability.  Under federal and state law, government agencies and private parties can attempt to impose liability on us for recovery of investigation and remediation costs at hazardous waste sites.  As of December 31, 2015, the liability recorded for our reasonably estimable and probable environmental remediation costs for known sites needing investigation and/or remediation, exclusive of recoveries from insurance or from third parties, was approximately $51.1 million, representing 64 sites.  These costs could be significantly higher if additional remediation becomes necessary or when additional information as to the extent of contamination becomes available.

The most significant liabilities currently relate to future clean-up costs at former MGP facilities.  These facilities were owned and operated by our predecessor companies from the mid-1800's to mid-1900's.  By-products from the manufacture of gas using coal resulted in fuel oils, hydrocarbons, coal tar, purifier wastes, metals and other waste products that may pose risks to human health and the environment.  We currently have partial or full ownership responsibilities at former MGP sites that have a reserve balance of $45.5 million of the total $51.1 million as of December 31, 2015.  Many of these MGP costs are recoverable from customers through our rates.

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

Global Climate Change and Greenhouse Gas Emission Issues

Global climate change and greenhouse gas emission issues have received an increased focus from state governments and the federal government.  The EPA initiated a rulemaking addressing greenhouse gas emissions and, on December 7, 2009, issued a finding that concluded that greenhouse gas emissions are "air pollution" that endangers public health and welfare and should be regulated.  The largest source of greenhouse gas emissions in the U.S. is the electricity generating sector.  The EPA has mandated greenhouse gas emission reporting beginning in 2011 for emissions for certain aspects of our business including stationary combustion, volume of gas supplied to large customers and fugitive emissions of SF6 gas and methane.

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

Connecticut, New Hampshire and Massachusetts are each members of the Regional Greenhouse Gas Initiative (RGGI), a cooperative effort by nine northeastern and mid-Atlantic states, to develop a regional program for stabilizing and reducing CO2 emissions from coal- and oil-fired electric generating plants.  Because CO2 allowances issued by any participating state are usable across all nine RGGI state programs, the individual state CO2 trading programs, in the aggregate, form one regional compliance market for CO2 emissions.  The third three-year control period took effect on January 1, 2015 and extends through December 31, 2017.  In this control period, each regulated power plant must hold CO2 allowances equal to 50 percent of its emissions during each of the first two years of the three-year period, and hold CO2 allowances equal to 100 percent of its remaining emissions for the three-year control period at the end of the period.

PSNH anticipates that its generating units will emit between one million and three million tons of CO2 per year, depending on the capacity factor and the utilization of the respective generation plant, excluding emissions from the operation of PSNH's Northern Wood Power Project, which emissions are an offset.  PSNH satisfied its RGGI requirements by purchasing CO2 allowances at auction.  The cost of complying with RGGI requirements is recoverable from PSNH customers.  Current legislation provides that the portion of the RGGI auction proceeds in excess of $1 per allowance will be refunded to customers.

Because none of Eversource Energy's other subsidiaries, CL&P, NSTAR Electric or WMECO, currently owns any generating assets (other than WMECO's solar photovoltaic facilities that do not emit CO2), none of them is required to acquire CO2 allowances.  However, the CO2 allowance costs borne by the generating facilities that are utilized by wholesale energy suppliers to satisfy energy supply requirements to CL&P, NSTAR Electric and WMECO are likely to be included in the overall wholesale rates charged, which costs are then recoverable from customers.

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

PSNH currently owns nine hydroelectric generating stations with a current claimed capability representing winter rates of approximately 71 MW, eight of which are licensed by the FERC under long-term licenses that expire on varying dates from 2017 through 2047.  PSNH and its hydroelectric projects are subject to conditions set forth in such licenses, the Federal Power Act and related FERC regulations, including provisions related to the condemnation of a project upon payment of just compensation, amortization of project investment from excess project earnings, possible takeover of a project after expiration of its license upon payment of net investment and severance damages and other matters.  PSNH is currently completing the relicensing application for its 6.5 MW Eastman Falls Hydro Station, the license for which expires in 2017.

EMPLOYEES

As of December 31, 2015, Eversource Energy employed a total of 7,943 employees, excluding temporary employees, of which 1,037 were employed by CL&P, 1,240 were employed by NSTAR Electric, 694 were employed by PSNH, and 291 were employed by WMECO.  Approximately 50 percent of our employees are members of the International Brotherhood of Electrical Workers, the Utility Workers Union of America or The United Steelworkers, and are covered by 14 collective bargaining agreements.

INTERNET INFORMATION

Our website address is www.eversource.com.  We make available through our website a link to the SEC's EDGAR website (http://www.sec.gov/edgar/searchedgar/companysearch.html), at which site Eversource Energy's, CL&P's, NSTAR Electric's, PSNH's and WMECO's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports may be reviewed.  Information contained on the Company's website or that can be accessed through the website is not incorporated into and does not constitute a part of this Annual Report on Form 10-K.  Printed copies of these reports may be obtained free of charge by writing to our Investor Relations Department at Eversource Energy, 107 Selden Street, Berlin, CT 06037.

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

Cyber breaches, acts of war or terrorism, physical attacks or grid disturbances resulting from internal or external sources could target our transmission, distribution and generation facilities or our information technology systems.  Such actions could impair our ability to manage these facilities, operate our systems effectively, or properly manage our data, networks and programs, resulting in loss of service to customers.

We have instituted safeguards to protect our operational systems and information technology assets.  We devote substantial resources to network and application security, encryption and other measures to protect our computer systems and infrastructure from unauthorized access or misuse and interface with numerous external entities to improve our cybersecurity situational awareness.  FERC, through the North American Electric Reliability Corporation, requires certain safeguards to be implemented to deter cyber and/or physical attacks.  These safeguards may not always be effective due to the evolving nature of cyber and/or physical attacks.

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

Strategic development opportunities in both electric and natural gas transmission may not be successful and projects may not commence operation as scheduled or be completed, which could have a material adverse effect on our business prospects.

We are pursuing broader strategic development investment opportunities that will benefit the New England region related to the construction of electric and natural gas transmission facilities, interconnections to generating resources and other investment opportunities.  The development, construction and expansion of electric transmission and natural gas transmission facilities involve numerous risks.  Various factors could result in increased costs or result in delays or cancellation of these projects.  Risks include regulatory approval processes, new legislation, economic events or factors, environmental and community concerns, design and siting issues, difficulties in obtaining required rights of way, competition from incumbent utilities and other entities, and actions of strategic partners.  Should any of these factors result in such delays or cancellations, our financial position, results of operations, and cash flows could be adversely affected or our future growth opportunities may not be realized as anticipated.

As a result of legislative and regulatory changes during 2015, the states in which we provide service have implemented new procedures to select for construction new major electric transmission and gas pipeline facilities.  These procedures require the review of competing projects and permit the selection of only those projects that are expected to provide the greatest benefit to customers.  If the projects in which we have invested are not selected for construction, it would have a material adverse effect on our future financial position, results of operations and cash flows.

The actions of regulators and legislators can significantly affect our earnings, liquidity and business activities.

The rates that our electric and gas companies charge their customers are determined by their state regulatory commissions and by FERC.  These commissions also regulate the companies' accounting, operations, the issuance of certain securities and certain other matters.  FERC also regulates the transmission of electric energy, the sale of electric energy at wholesale, accounting, issuance of certain securities and certain other matters.

Under state and federal law, our electric and gas companies are entitled to charge rates that are sufficient to allow them an opportunity to recover their reasonable operating and capital costs, to attract needed capital and maintain their financial integrity, while also protecting relevant public interests.  Each of these companies prepares and submits periodic rate filings with their respective regulatory commissions for review and approval.

The FERC has jurisdiction over our transmission costs recovery and the allowed return on equity.  The ROE has been contested by outside parties as unjust and unreasonable.  Certain outside parties have filed three complaints against all electric companies under the jurisdiction of ISO-NE alleging that the ROE is unjust and unreasonable.  The first complaint, which was concluded in 2015, resulted in a decrease of the allowed ROE.  The second and third complaints are currently under review with the FERC.  The FERC has initiated a review of the regional and local transmission rates due to a lack of adequate transparency.  FERC also found that the formula rates generally lacked sufficient details to determine how costs are derived and recovered in rates.

A federal appeals court decision has upheld the FERC's authority to order major changes to transmission planning and cost allocation in FERC Order No. 1000 and Order No. 1000-A, including transmission planning for public policy needs, and the requirement that utilities remove from their transmission tariffs their rights of first refusal to build transmission.  Additionally, the FERC affirmed that it can eliminate our right of first refusal to build transmission in New England even though the FERC previously approved and granted special protections to these rights.  Implementation of FERC's goals in New England, including within our service territories, may expose us to competition for construction of transmission projects, additional regulatory considerations, and potential delay with respect to future transmission projects, which may adversely affect our results of operation.

There is no assurance that the commissions will approve the recovery of all costs incurred by our electric and gas companies, including costs for construction, operation and maintenance, as well as a reasonable return on their respective regulated assets.  The amount of costs incurred by the companies, coupled with increases in fuel and energy prices, could lead to consumer or regulatory resistance to the timely recovery of such costs, thereby adversely affecting our financial position, results of operations or cash flows.

If our settlement agreement regarding the divestiture of our generation assets in New Hampshire is not approved, it could have a material adverse effect on our earnings.

Under our settlement agreement for the divestiture of our generation assets in New Hampshire, we will be entitled to collect from customers an amount equal to the difference between the proceeds from the sale of these assets and the undepreciated book value of those assets.  Costs related to the divestiture would also be recoverable.  To minimize the financial impact on customers in New Hampshire, the legislature passed legislation that allows for the securitization of stranded costs to be recovered.  If the NHPUC does not approve the settlement, we may not be able to fully recover these costs in future rate proceedings, which could have a material adverse effect on our financial position, results of operations and cash flows.

Our transmission, distribution and generation systems may not operate as expected, and could require unplanned expenditures, which could adversely affect our financial position, results of operations and cash flows.

Our ability to properly operate our transmission, distribution and generation systems is critical to the financial performance of our business.  Our transmission, distribution and generation businesses face several operational risks, including the breakdown, failure of, or damage to operating equipment, information technology systems, or processes, especially due to age; labor disputes; disruptions in the delivery of electricity and natural gas, including impacts on us or our customers; increased capital expenditure requirements, including those due to environmental regulation; catastrophic events such as fires, explosions, or other similar occurrences; extreme weather conditions beyond equipment and plant design capacity; other unanticipated operations and maintenance expenses and liabilities; and potential claims for property damage or personal injuries beyond the scope of our insurance coverage.  Many of our transmission projects are expected to alleviate identified reliability issues and reduce customers' costs. However, if the in-service date for one or more of these projects is delayed due to economic events or factors, or regulatory or other delays, the risk of failures in the electricity transmission system may increase.  Any failure of our transmission, distribution and generation systems to operate as planned may result in increased capital costs, reduced earnings or unplanned increases in operation and maintenance costs.  Outages at generating stations may be deemed imprudent by the NHPUC resulting in disallowance of replacement power and repair costs.  Such costs that are not recoverable from our customers would have an adverse effect on our financial position, results of operations and cash flows.

Increases in electric and gas prices and/or a weak economy can lead to changes in legislative and regulatory policy promoting increased energy efficiency, conservation, and self-generation and/or a reduction in our customers' ability to pay their bills, which may adversely impact our business.

Energy consumption is significantly impacted by the general level of economic activity and cost of energy supply.  Economic downturns or periods of high energy supply costs typically can lead to the development of legislative and regulatory policy designed to promote reductions in energy consumption and increased energy efficiency and self-generation by customers.  This focus on conservation, energy efficiency and self-generation may result in a decline in electricity and natural gas sales in our service territories.  Economic downturns or periods of high energy supply costs can also impact customers’ ability to pay their energy bills, resulting in increased bad debt expense.  If energy use were to decline or bad debt expense were to increase, without corresponding adjustments in rates at our electric and gas companies that do not currently have revenue decoupling, then our revenues would be reduced, which would have an adverse effect on our financial position, results of operations and cash flows.

Severe storms could cause significant damage to any of our facilities requiring extensive expenditures, the recovery for which is subject to approval by regulators.

Severe weather, such as ice and snow storms, hurricanes and other natural disasters, may cause outages and property damage, which may require us to incur additional costs that may not be recoverable from customers.  The cost of repairing damage to our operating subsidiaries' facilities and the potential disruption of their operations due to storms, natural disasters or other catastrophic events could be substantial, particularly as regulators and customers demand better and quicker response times to outages.  If, upon review, any of our state regulatory authorities finds that our actions were imprudent, some of those restoration costs may not be recoverable from customers.  The inability to recover a significant amount of such costs could have an adverse effect on our financial position, results of operations and cash flows.

Our goodwill is valued and recorded at an amount that, if impaired and written down, could adversely affect our future operating results and total capitalization.

We have a significant amount of goodwill on our consolidated balance sheet.  As of December 31, 2015, goodwill totaled $3.5 billion.  The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date.  We test our goodwill balances for impairment on an annual basis or whenever events occur or circumstances change that would indicate a potential for impairment.  A determination that goodwill is deemed to be impaired would result in a non-cash charge that could materially adversely affect our financial position, results of operations and total capitalization.  The annual goodwill impairment test in 2015 resulted in a conclusion that our goodwill is not impaired.

Eversource Energy and its utility subsidiaries are exposed to significant reputational risks, which make them vulnerable to increased regulatory oversight or other sanctions.

Because utility companies, including our electric and natural gas utility subsidiaries, have large customer bases, they are subject to adverse publicity focused on the reliability of their distribution services and the speed with which they are able to respond to electric outages, natural gas leaks and similar interruptions caused by storm damage or other unanticipated events.  Adverse publicity of this nature could harm the reputations of Eversource Energy and its subsidiaries; may make state legislatures, utility commissions and other regulatory authorities less likely to view Eversource Energy and its subsidiaries in a favorable light; and may cause Eversource Energy and its subsidiaries to be subject to less favorable legislative and regulatory outcomes or increased regulatory oversight.  Unfavorable regulatory outcomes can include more stringent laws and regulations governing our operations, such as reliability and customer service quality standards or vegetation management requirements, as well as fines, penalties or other sanctions or requirements.  The imposition of any of the foregoing could have a material adverse effect on the business, results of operations, cash flow and financial condition of Eversource Energy and each of its utility subsidiaries.

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

In the regular course of business we maintain sensitive customer, employee, financial and system operating information and are required by various federal and state laws to safeguard this information.  Cyber intrusions, security breaches, theft or loss of this information by cyber crime or otherwise could lead to the release of critical operating information or confidential customer or employee information, which could adversely affect our business operations or adversely impact our reputation, and could result in significant costs, fines and litigation.  We maintain limited privacy protection liability insurance to cover limited damages and defense costs arising from unauthorized disclosure of, or failure to protect, private information as well as costs for notification to, or for credit card monitoring of, customers, employees and other persons in the event of a breach of private information.  This insurance covers amounts paid to avert, prevent or stop a network attack or the disclosure of personal information, and costs of a qualified forensics firm to determine the cause, source and extent of a network attack or to investigate, examine and analyze our network to find the cause, source and extent of a data breach.  While we have implemented measures designed to prevent cyber-attacks and mitigate their effects should they occur.  These measures may not be effective due to the continually evolving nature of efforts to access confidential information.

The loss of key personnel or the inability to hire and retain qualified employees could have an adverse effect on our business, financial position and results of operations.

Our operations depend on the continued efforts of our employees.  Retaining key employees and maintaining the ability to attract new employees are important to both our operational and financial performance.  We cannot guarantee that any member of our management or any key employee at the Eversource parent or subsidiary level will continue to serve in any capacity for any particular period of time.  In addition, a significant portion of our workforce, including many workers with specialized skills maintaining and servicing the electrical infrastructure, will be eligible to retire over the next five to ten years.  Such highly skilled individuals cannot be quickly replaced due to the technically complex work they perform.  We have developed strategic workforce plans to identify key functions and proactively implement plans to assure a ready and qualified workforce, but cannot predict the impact of these plans on our ability to hire and retain key employees.

Market performance or changes in assumptions require us to make significant contributions to our pension and other postretirement benefit plans.

We provide a defined benefit pension plan and other postretirement benefits for a substantial number of employees, former employees and retirees.  Our future pension obligations, costs and liabilities are highly dependent on a variety of factors beyond our control.  These factors include estimated investment returns, interest rates, discount rates, health care cost trends, benefit changes, salary increases and the demographics of plan participants.  If our assumptions prove to be inaccurate, our future costs could increase significantly.  In addition, various factors, including underperformance of plan investments and changes in law or regulation, could increase the amount of contributions required to fund our pension plan in the future.  Additional large funding requirements, when combined with the financing requirements of our construction program, could impact the timing and amount of future financings and negatively affect our financial position, results of operations or cash flows.  For further information, see Note 9A, "Employee Benefits - Pensions and Postretirement Benefits Other Than Pensions," to the financial statements.

Costs of compliance with environmental regulations, including climate change legislation, may increase and have an adverse effect on our business and results of operations.

Our subsidiaries' operations are subject to extensive federal, state and local environmental statutes, rules and regulations that govern, among other things, air emissions, water discharges and the management of hazardous and solid waste.  Compliance with these requirements requires us to incur significant costs relating to environmental monitoring, maintenance and upgrading of facilities, remediation and permitting.  The costs of compliance with existing legal requirements or legal requirements not yet adopted may increase in the future.  An increase in such costs, unless promptly recovered, could have an adverse impact on our business and our financial position, results of operations or cash flows.

In addition, global climate change issues have received an increased focus from federal and state government agencies .  Although we would expect that any costs of these rules and regulations would be recovered from customers, their impact on energy use by customers and the ultimate impact on our business would be dependent upon the specific rules and regulations adopted and cannot be determined at this time.  The impact of these additional costs to customers could lead to a further reduction in energy consumption resulting in a decline in electricity and gas sales in our service territories, which would have an adverse impact on our business and financial position, results of operations or cash flows.  Any failure by us to comply with environmental laws and regulations, even if due to factors beyond our control, or reinterpretations of existing requirements, could also increase costs.  Existing environmental laws and regulations may be revised or new laws and regulations seeking to protect the environment may be adopted or become applicable to us.  Revised or additional laws could result in significant additional expense and operating restrictions on our facilities or increased compliance costs, which may not be fully recoverable in distribution company rates.  The cost impact of any such laws, rules or regulations would be dependent upon the specific requirements adopted and cannot be determined at this time.  For further information, see Item 1, Business - Other Regulatory and Environmental Matters, included in this Annual Report on Form 10-K.

As a holding company with no revenue-generating operations, Eversource parent's liquidity is dependent on dividends from its subsidiaries, its commercial paper program, and its ability to access the long-term debt and equity capital markets.

Eversource parent is a holding company and as such, has no revenue-generating operations of its own.  Its ability to meet its debt service obligations and to pay dividends on its common shares is largely dependent on the ability of its subsidiaries to pay dividends to or repay borrowings from Eversource parent, and/or Eversource parent's ability to access its commercial paper program or the long-term debt and equity capital markets.  Prior to funding Eversource parent, the subsidiary companies have financial obligations that must be satisfied, including among others, their operating expenses, debt service, preferred dividends of certain subsidiaries, and obligations to trade creditors.  Additionally, the subsidiary companies could retain their free cash flow to fund their capital expenditures in lieu of receiving equity contributions from Eversource parent.  Should the subsidiary companies not be able to pay dividends or repay funds due to Eversource parent, or if Eversource parent cannot access its commercial paper programs or the long-term debt and equity capital markets, Eversource parent's ability to pay interest, dividends and its own debt obligations would be restricted.

Item 1B.

Unresolved Staff Comments

We do not have any unresolved SEC staff comments.

Item 2. Properties

Transmission and Distribution System

As of December 31, 2015, Eversource and our electric operating subsidiaries owned the following:

	Electric	Electric
Eversource	Distribution	Transmission
Number of substations owned	512	66
Transformer capacity (in kVa)	41,484,000	13,780,000
Overhead lines (in circuit miles)	40,258	3,932
Capacity range of overhead transmission lines (in kV)	N/A	69 to 345
Underground lines (distribution in circuit miles and transmission in cable miles)	16,778	407
Capacity range of underground transmission lines (in kV)	N/A	69 to 345

	CL&P		NSTAR Electric		PSNH		WMECO
	Distribution	Transmission	Distribution	Transmission	Distribution	Transmission	Distribution	Transmission
Number of substations owned	182	19	133	24	154	16	43	7
Transformer capacity (in kVa)	19,605,000	3,117,000	11,431,000	6,728,000	5,257,000	3,868,000	5,191,000	67,000
Overhead lines (in circuit miles)	16,951	1,662	7,983	750	11,913	1,039	3,411	481
Capacity range of overhead transmission lines (in kV)	N/A	69 to 345	N/A	115 to 345	N/A	115 to 345	N/A	69 to 345
Underground lines (distribution in circuit miles and transmission in cable miles)	6,528	136	7,354	260	1,821	1	1,075	10
Capacity range of underground transmission lines (in kV)	N/A	69 to 345	N/A	115 to 345	N/A	115	N/A	115

			NSTAR
	Eversource	CL&P	Electric	PSNH	WMECO
Underground and overhead line transformers in service	618,387	288,352	126,353	160,848	42,834
Aggregate capacity (in kVa)	35,097,967	15,300,765	11,429,921	6,202,270	2,165,011

Electric Generating Plants

As of December 31, 2015, PSNH owned the following electric generating plants:

Type of Plant	Number of Units	Year Installed	Claimed Capability* (kilowatts)
Steam Plants	5	1952-74	935,343
Hydro	20	1901-83	58,115
Internal Combustion	5	1968-70	101,869
Biomass	1	2006	42,594
Total PSNH Generating Plant	31		1,137,921

*

Claimed capability represents winter ratings as of December 31, 2015.  The combined nameplate capacity of the generating plants is approximately 1,200 MW.

As of December 31, 2015, WMECO owned the following electric generating plants:

Type of Plant	Number of Sites	Year Installed	Claimed Capability** (kilowatts)
Solar Fixed Tilt, Photovoltaic	3	2010-14	8,000

** Claimed capability represents the direct current nameplate capacity of the plant.

CL&P and NSTAR Electric do not own any electric generating plants.

Natural Gas Distribution System

As of December 31, 2015, Yankee Gas owned 28 active gate stations, 203 district regulator stations, and approximately 3,317 miles of natural gas main pipeline.  Yankee Gas also owns a liquefaction and vaporization plant and above ground storage tank with a storage capacity equivalent of 1.2 Bcf of natural gas in Waterbury, Connecticut.

As of December 31, 2015, NSTAR Gas owned 21 active gate stations, 164 district regulator stations, and approximately 3,250 miles of natural gas main pipeline.  Hopkinton, another subsidiary of Eversource, owns a satellite vaporization plant and above ground storage tanks in Acushnet, MA.  In addition, Hopkinton owns a liquefaction and vaporization plant with above ground storage tanks in Hopkinton, MA.  Combined, the two plants' tanks have an aggregate storage capacity equivalent to 3.5 Bcf of natural gas that is provided to NSTAR Gas under contract.

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

On September 17, 2014, in accordance with the MYAPC’s three-year refund plan, MYAPC returned a portion of the DOE Phase I Damages proceeds to the member companies, including CL&P, NSTAR Electric, PSNH, and WMECO, in the amount of $3.2 million, $1.1 million, $1.4 million and $0.8 million, respectively.  On September 28, 2015, MYAPC returned the remaining DOE Phase I Damages proceeds to the member companies, including CL&P, NSTAR Electric, PSNH, and WMECO, in the amount of $2.3 million, $0.8 million, $1 million and $0.6 million, respectively.

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

In March and April 2014, CYAPC, YAEC and MYAPC received payment of $126.3 million, $73.3 million and $35.8 million, respectively, of the DOE Phase II Damages proceeds and made the required informational filing with FERC in accordance with the process and methodology outlined in the 2013 FERC order.  The Yankee Companies returned the DOE Phase II Damages proceeds to the member companies, including CL&P, NSTAR Electric, PSNH, and WMECO, for the benefit of their respective customers, on June 1, 2014.  Refunds to CL&P's, NSTAR Electric's, PSNH's and WMECO's customers for these DOE proceeds began in the third quarter of 2014 and all refunds under these proceedings have been disbursed.

DOE Phase III Damages - In August 2013, the Yankee Companies each filed subsequent lawsuits against the DOE seeking recovery of actual damages incurred in the years 2009 through 2012.  The trial on this matter was held on June 30 and July 1, 2015, with a post-trial briefing that concluded on October 14, 2015.  The parties are awaiting a decision from the court.

2.

Conservation Law Foundation v. PSNH

On July 21, 2011, the Conservation Law Foundation (CLF) filed a citizens suit under the provisions of the federal Clean Air Act against PSNH alleging permitting violations at the company's Merrimack generating station. The suit alleges that PSNH failed to have proper permits for replacement of the Unit 2 turbine at Merrimack, installation of activated carbon injection equipment for the unit, and violated a permit condition concerning operation of the electrostatic precipitators at the station. On September 27, 2012, the federal court dismissed portions of CLF's suit pertaining to the installation of activated carbon injection and the electrostatic precipitators.  CLF filed an amended complaint on May 28, 2013, related to routine maintenance of the boiler performed in 2008 and 2009.  The suit seeks injunctive relief, civil penalties, and costs.  CLF has pursued similar claims before the NHPUC, the N.H. Air Resources Council, and the N.H. Site Evaluation Committee, all of which have been denied.  PSNH continues to believe this suit is without merit and intends to defend it vigorously.  However, at this time the case has been stayed while the State settlement process related to the divestiture of generating assets, including Merrimack Station, continues.

3.

Other Legal Proceedings

For further discussion of legal proceedings, see Item 1, Business:  "- Electric Distribution Segment," "- Electric Transmission Segment," and "- Natural Gas Distribution Segment" for information about various state and federal regulatory and rate proceedings, civil lawsuits related thereto, and information about proceedings relating to power, transmission and pricing issues; "- Nuclear Fuel Storage" for information related to high-level nuclear waste; and "- Other Regulatory and Environmental Matters" for information about proceedings involving surface water and air quality requirements, toxic substances and hazardous waste, electric and magnetic fields, licensing of hydroelectric projects, and other matters. In addition, see Item 1A, Risk Factors, for general information about several significant risks.

Item 4.

Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the executive officers of Eversource Energy as of February 16, 2016.  All of the Company's officers serve terms of one year and until their successors are elected and qualified:

Name	Age	Title
Thomas J. May	68	Chairman of the Board, President and Chief Executive Officer
James J. Judge	60	Executive Vice President and Chief Financial Officer
Leon J. Olivier	67	Executive Vice President-Enterprise Energy Strategy and Business Development
David R. McHale	55	Executive Vice President and Chief Administrative Officer
Werner J. Schweiger	56	Executive Vice President and Chief Operating Officer
Gregory B. Butler	58	Senior Vice President and General Counsel
Christine M. Carmody*	53	Senior Vice President-Human Resources of Eversource Service
Joseph R. Nolan, Jr.*	52	Senior Vice President-Corporate Relations of Eversource Service
Jay S. Buth	46	Vice President, Controller and Chief Accounting Officer

*Deemed an executive officer of Eversource Energy pursuant to Rule 3b-7 under the Securities Exchange Act of 1934.

Thomas J. May.  Mr. May has served as Chairman of the Board of Eversource Energy since October 10, 2013, and as President and Chief Executive Officer and as a Trustee of Eversource Energy; as Chairman and a Director of CL&P, NSTAR Electric, NSTAR Gas, PSNH, WMECO and Yankee Gas; and as Chairman, President and Chief Executive Officer and a Director of Eversource Service since April 10, 2012.  Mr. May has served as a Director of NSTAR Electric and NSTAR Gas since September 27, 1999.  Mr. May previously served as Chairman, President and Chief Executive Officer and a Trustee of NSTAR, and as Chairman, President and Chief Executive Officer of NSTAR Electric and NSTAR Gas until April 10, 2012.  He served as Chairman, Chief Executive Officer and a Trustee since NSTAR was formed in 1999, and was elected President in 2002.  Mr. May has served as Chairman of the Board of Eversource Energy Foundation, Inc. since October 15, 2013, and as a Director of Eversource Energy Foundation, Inc. since April 10, 2012.  He previously served as President of Eversource Energy Foundation, Inc. from October 15, 2013 to September 29, 2014.  He has served as a Trustee of the NSTAR Foundation since August 18, 1987.

James J. Judge.  Mr. Judge has served as Executive Vice President and Chief Financial Officer of Eversource Energy, CL&P, NSTAR Electric, NSTAR Gas, PSNH, WMECO, Yankee Gas and Eversource Service and as a Director of CL&P, PSNH, WMECO, Yankee Gas and Eversource Service since April 10, 2012 and of NSTAR Electric and NSTAR Gas since September 27, 1999.  Previously, Mr. Judge served as Senior Vice President and Chief Financial Officer of NSTAR, NSTAR Electric and NSTAR Gas from 1999 until April 2012.  Mr. Judge has served as Treasurer and as a Director of Eversource Energy Foundation, Inc. since April 10, 2012.  He has served as a Trustee of the NSTAR Foundation since December 12, 1995.

Leon J. Olivier.  Mr. Olivier has served as Executive Vice President-Enterprise Energy Strategy and Business Development of Eversource Energy since September 2, 2014 and as a Director of Eversource Service since January 17, 2005.  Mr. Olivier previously served as Executive Vice President and Chief Operating Officer of Eversource Energy and Eversource Service from May 13, 2008 until September 2, 2014, and as Chief Executive Officer of NSTAR Electric and NSTAR Gas from April 10, 2012 until August 11, 2014, of CL&P, PSNH, WMECO and Yankee Gas from January 15, 2007 to September 29, 2014, and of CL&P from September 10, 2001 to September 29, 2014, and as a Director of NSTAR Electric and NSTAR Gas from November 27, 2012 to September 29, 2014, of PSNH, WMECO and Yankee Gas from January 17, 2005 to September 29, 2014, and of CL&P from September 10, 2001 to September 29, 2014.   Previously, Mr. Olivier served as Executive Vice President-Operations of Eversource Energy from February 13, 2007 to May 12, 2008.  He has served as a Director of Eversource Energy Foundation, Inc. since April 1, 2006.  Mr. Olivier has served as a Trustee of the NSTAR Foundation since April 10, 2012.

David R. McHale.  Mr. McHale has served as Executive Vice President and Chief Administrative Officer of Eversource Energy and Eversource Service since April 10, 2012 and as a Director of Eversource Service since January 1, 2005.  Mr. McHale previously served as Executive Vice President and Chief Administrative Officer of CL&P, NSTAR Electric, NSTAR Gas, PSNH, WMECO and Yankee Gas from April 10, 2012 to September 29, 2014 and as a Director of NSTAR Electric and NSTAR Gas from November 27, 2012 to September 29, 2014, of PSNH, WMECO and Yankee Gas from January 1, 2005 to September 29, 2014, and of CL&P from January 15, 2007 to September 29, 2014.  Previously, Mr. McHale served as Executive Vice President and Chief Financial Officer of Eversource Energy, CL&P, PSNH, WMECO, Yankee Gas and Eversource Service from January 2009 to April 2012, and as Senior Vice President and Chief Financial Officer of Eversource Energy, CL&P, PSNH, WMECO, Yankee Gas and Eversource Service from January 2005 to December 2008.  He has served as a Director of Eversource Energy Foundation, Inc. since January 1, 2005.  Mr. McHale has served as a Trustee of the NSTAR Foundation since April 10, 2012.

Werner J. Schweiger.  Mr. Schweiger has served as Executive Vice President and Chief Operating Officer of Eversource Energy since September 2, 2014 and of Eversource Service since August 11, 2014, and as President of CL&P since June 2, 2015 and as Chief Executive Officer of CL&P, NSTAR Electric, NSTAR Gas, PSNH, WMECO and Yankee Gas since August 11, 2014, and as a Director of Eversource Service, NSTAR Gas and Yankee Gas since September 29, 2014 and of CL&P, PSNH, NSTAR Electric and WMECO since May 28, 2013.  He previously served as President-Electric Distribution of Eversource Service from January 16, 2013 until August 11, 2014 and as President of NSTAR Electric from April 10, 2012 until January 16, 2013 and as a Director of NSTAR Electric from November 27, 2012 to January 16, 2013.  From February 27, 2002 until April 10, 2012, Mr. Schweiger was Senior Vice President-Operations of NSTAR Electric and NSTAR Gas.  Mr. Schweiger has served as a Director of Eversource Energy Foundation, Inc. since September 29, 2014.  He has served as a Trustee of the NSTAR Foundation since September 29, 2014.

Gregory B. Butler.  Mr. Butler has served as Senior Vice President and General Counsel of Eversource Energy since May 1, 2014, of NSTAR Electric, and NSTAR Gas since April 10, 2012, and of CL&P, PSNH, WMECO, Yankee Gas and Eversource Service since March 9, 2006.  Mr. Butler has served as a Director of NSTAR Electric and NSTAR Gas since April 10, 2012, of Eversource Service since November 27, 2012, and of CL&P, PSNH, WMECO and Yankee Gas since April 22, 2009.  Mr. Butler previously served as Senior Vice President, General Counsel and Secretary of Eversource Energy from April 10, 2012 until May 1, 2014, and as Senior Vice President and General Counsel of Eversource Energy from December 1, 2005 to April 10, 2012.  He has served as a Director of Eversource Energy Foundation, Inc. since December 1, 2002.  He has been a Trustee of the NSTAR Foundation since April 10, 2012.

Christine M. Carmody.  Ms. Carmody has served as Senior Vice President-Human Resources of Eversource Service since April 10, 2012 and as a Director of Eversource Service since November 27, 2012.  Ms. Carmody previously served as Senior Vice President-Human Resources of CL&P, PSNH, WMECO and Yankee Gas from November 27, 2012 to September 29, 2014, and of NSTAR Electric and NSTAR Gas from August 1, 2008 to September 29, 2014, and as a Director of CL&P, PSNH, WMECO and Yankee Gas from April 10, 2012 to September 29, 2014 and of NSTAR Electric and NSTAR Gas from November 27, 2012 to September 29, 2014.  Previously, Ms. Carmody served as Vice President-Organizational Effectiveness of NSTAR, NSTAR Electric and NSTAR Gas from June 2006 to August 2008.  Ms. Carmody has served as a Director of Eversource Energy Foundation, Inc. since April 10, 2012.  She has served as a Trustee of the NSTAR Foundation since August 1, 2008.

Joseph R. Nolan, Jr.  Mr. Nolan has served as Senior Vice President-Corporate Relations of Eversource Service since April 10, 2012 and as a Director of Eversource Service since November 27, 2012.  Mr. Nolan previously served as Senior Vice President-Corporate Relations of NSTAR Electric and NSTAR Gas from April 10, 2012 to September 29, 2014, and of CL&P, PSNH, WMECO and Yankee Gas from November 27, 2012 to September 29, 2014, as a Director of CL&P, PSNH, WMECO and Yankee Gas from April 10, 2012 to September 29, 2014 and of NSTAR Electric and NSTAR Gas from November 27, 2012 to September 29, 2014.  Previously, Mr. Nolan served as Senior Vice President-Customer & Corporate Relations of NSTAR, NSTAR Electric and NSTAR Gas from 2006 until April 10, 2012.  Mr. Nolan has served as a Director of Eversource Energy Foundation, Inc. since April 10, 2012, and has served as Executive Director of Eversource Energy Foundation, Inc. since October 15, 2013.  He has served as a Trustee of the NSTAR Foundation since October 1, 2000.

Jay S. Buth.  Mr. Buth has served as Vice President, Controller and Chief Accounting Officer of Eversource Energy, CL&P, NSTAR Electric, NSTAR Gas, PSNH, WMECO, Yankee Gas and Eversource Service since April 10, 2012.  Previously, Mr. Buth served as Vice President-Accounting and Controller of Eversource Energy, CL&P, PSNH, WMECO, Yankee Gas and Eversource Service from June 2009 until April 10, 2012.  From June 2006 through January 2009, Mr. Buth served as the Vice President and Controller for New Jersey Resources Corporation, an energy services holding company that provides natural gas and wholesale energy services, including transportation, distribution and asset management.

PART II

Item 5.

Market for the Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)

Market Information and (c) Dividends

Eversource.  Our common shares are listed on the New York Stock Exchange.  The ticker symbol is "ES."  The high and low sales prices of our common shares and the dividends declared, for the past two years, by quarter, are shown below.

Year	Quarter	High	Low	Dividends Declared
2015	First	$56.83	$48.54	$0.4175

	Second	51.42	45.20	0.4175
	Third	52.15	44.64	0.4175
	Fourth	52.85	48.18	0.4175

2014	First	$45.69	$41.28	$0.3925

Second	47.60	44.28	0.3925
Third	47.37	41.92	0.3925
Fourth	56.66	44.37	0.3925

Information with respect to dividend restrictions for us, CL&P, NSTAR Electric, PSNH, and WMECO is contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the caption "Liquidity" and Item 8, Financial Statements and Supplementary Data, in the Combined Notes to Financial Statements, within this Annual Report on Form 10-K.

There is no established public trading market for the common stock of CL&P, NSTAR Electric, PSNH and WMECO.  All of the common stock of CL&P, NSTAR Electric, PSNH and WMECO is held solely by Eversource.

Common stock dividends approved and paid to Eversource during the year were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2015	2014
CL&P	$196.0	$171.2
NSTAR Electric	198.0	253.0
PSNH	106.0	66.0
WMECO	37.2	60.0

(b)

Holders

As of January 31, 2016, there were 42,493 registered common shareholders of our company on record.  As of the same date, there were a total of 317,191,249 common shares issued.

(d)

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under equity compensation plans, see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, included in this Annual Report on Form 10-K.

(e)

Performance Graph

The performance graph below illustrates a five-year comparison of cumulative total returns based on an initial investment of $100 in 2010 in Eversource Energy common stock, as compared with the S&P 500 Stock Index and the EEI Index for the period 2011 through 2015, assuming all dividends are reinvested.

Total Shareholder Return

$200
$150
$100
Eversource Energy
EEI Index
S&P 500

	December 31,					
	2010	2011	2012	2013	2014	2015
Eversource Energy	$100	$117	$131	$147	$192	$189
EEI Index	$100	$120	$122	$138	$178	$171
S&P 500	$100	$102	$118	$157	$178	$181

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
October 1 - October 31, 2015	117,887	$50.33	-	-
November 1 - November 30, 2015	3,178	50.76	-	-
December 1 - December 31, 2015	6,001	51.17	-	-
Total	127,066	$50.38	-	-

Item 6.	Selected Consolidated Financial Data

Eversource Selected Consolidated Financial Data (Unaudited)

(Thousands of Dollars, except percentages and common share information)	2015	2014	2013	2012 (a)	2011
Balance Sheet Data:
Property, Plant and Equipment, Net	$19,892,441	$18,647,041	$17,576,186	$16,605,010	$10,403,065
Total Assets (b)	30,580,309	29,740,387	27,760,315	28,269,780	15,617,627
Total Capitalization (b) (c) (d)	19,542,240	18,946,395	18,042,052	17,323,068	9,048,882
Obligations Under Capital Leases (c)	8,222	9,434	10,744	11,071	12,358
Income Statement Data:
Operating Revenues	$7,954,827	$7,741,856	$7,301,204	$6,273,787	$4,465,657
Net Income	886,004	827,065	793,689	533,077	400,513
Net Income Attributable to Noncontrolling Interests	7,519	7,519	7,682	7,132	5,820
Net Income Attributable to Common Shareholders	$878,485	$819,546	$786,007	$525,945	$394,693
Common Share Data:
Net Income Attributable to Common Shareholders:
Basic Earnings Per Common Share	$2.77	$2.59	$2.49	$1.90	$2.22
Diluted Earnings Per Common Share	$2.76	$2.58	$2.49	$1.89	$2.22
Weighted Average Common Shares Outstanding:
Basic	317,336,881	316,136,748	315,311,387	277,209,819	177,410,167
Diluted	318,432,687	317,417,414	316,211,160	277,993,631	177,804,568
Dividends Declared Per Common Share	$1.67	$1.57	$1.47	$1.32	$1.10
Market Price - Closing (high) (e)	$54.52	$56.15	$45.33	$40.57	$36.31
Market Price - Closing (low) (e)	$44.63	$41.52	$38.67	$33.53	$30.46
Market Price - Closing (end of year) (e)	$51.07	$53.52	$42.39	$39.08	$36.07
Book Value Per Common Share (end of year)	$32.64	$31.47	$30.49	$29.41	$22.65
Tangible Book Value Per Common Share (end of year) (f)	$21.54	$20.37	$19.32	$18.21	$21.03
Rate of Return Earned on Average Common Equity (%) (g)	8.7	8.4	8.3	7.9	10.1
Market-to-Book Ratio (end of year) (h)	1.6	1.7	1.4	1.3	1.6
Capitalization:
Total Equity	53%	53%	53%	53%	44%
Preferred Stock Not Subject to Mandatory Redemption	1	1	1	1	1
Long-Term Debt (b) (c) (d)	46	46	46	46	55
	100%	100%	100%	100%	100%

CL&P Selected Financial Data (Unaudited)

(Thousands of Dollars)	2015	2014	2013	2012	2011
Operating Revenues	$2,802,675	$2,692,582	$2,442,341	$2,407,449	$2,548,387
Net Income	299,360	287,754	279,412	209,725	250,164
Cash Dividends on Common Stock	196,000	171,200	151,999	100,486	243,218
Property, Plant and Equipment, Net	7,156,809	6,809,664	6,451,259	6,152,959	5,827,384
Total Assets (b)	9,592,957	9,344,400	8,965,906	9,127,602	8,775,451
Long-Term Debt (b) (c)	2,763,682	2,826,243	2,726,613	2,848,303	2,567,808
Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200	116,200	116,200	116,200
Obligations Under Capital Leases (c)	7,624	8,439	9,309	9,960	10,715

(a)	The 2012 results include the operations of NSTAR beginning April 10, 2012.

(b)

The 2011 through 2014 amounts reflect reclassifications due to the adoption of new accounting guidance that changed the balance sheet presentation of debt issuance costs.  Unamortized debt issuance costs are now presented as a direct reduction from the carrying amount of the debt liability rather than as a deferred cost.  Prior year amounts were retrospectively adjusted to conform to the current year presentation.  See Note 1C, "Summary of Significant Accounting Policies – Accounting Standards," for further information.

(c)	Includes portions due within one year.

(d)	Excludes RRBs.

(e)	Market price information reflects closing prices as reflected by the New York Stock Exchange.

(f)	Common Shareholders' Equity adjusted for goodwill and intangibles divided by total common shares outstanding.

(g)	Net Income Attributable to Common Shareholders divided by average Common Shareholders' Equity.

(h)	The closing market price divided by the book value per share.

See the Combined Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for a description of any accounting changes materially affecting the comparability of the information reflected in the tables above.

Eversource Selected Consolidated Sales Statistics
	2015	2014	2013	2012 (a)	2011
Revenues: (Thousands)
Residential	$3,608,155	$3,288,313	$3,073,181	$2,731,951	$2,091,270
Commercial	2,476,686	2,471,440	2,387,535	1,604,661	1,236,374
Industrial	326,564	348,698	339,917	753,974	252,878
Wholesale	411,749	447,899	486,515	357,223	350,413
Other and Eliminations	110,013	97,090	56,547	130,137	47,485
Total Electric	6,933,167	6,653,440	6,343,695	5,577,946	3,978,420
Natural Gas	993,662	1,002,880	855,601	572,857	430,799
Total - Regulated Companies	7,926,829	7,656,320	7,199,296	6,150,803	4,409,219
Other and Eliminations	27,998	85,536	101,908	122,984	56,438
Total	$7,954,827	$7,741,856	$7,301,204	$6,273,787	$4,465,657

Regulated Companies - Sales Volumes:
Electric (GWh)
Residential	21,441	21,317	21,896	19,719	14,766
Commercial	27,598	27,449	27,787	24,537	14,628
Industrial	5,577	5,676	5,648	5,462	4,418
Wholesale	3,215	3,018	855	2,154	1,020
Total Electric	57,831	57,460	56,186	51,872	34,832
Natural Gas (million cubic feet)	102,999	104,191	98,258	69,894	46,880

Regulated Companies - Customers: (Average)
Residential	2,747,679	2,734,047	2,718,727	2,711,407	1,710,342
Commercial	374,552	373,511	371,897	370,389	199,240
Industrial	7,868	8,016	8,109	8,279	7,083
Total Electric	3,130,099	3,115,574	3,098,733	3,090,075	1,916,665
Natural Gas	506,175	499,186	493,563	483,770	207,753
Total - Regulated Companies	3,636,274	3,614,760	3,592,296	3,573,845	2,124,418

(a) The 2012 results include the operations of NSTAR beginning April 10, 2012.

CL&P Selected Sales Statistics
	2015	2014	2013	2012	2011
Revenues: (Thousands)
Residential	$1,641,165	$1,474,181	$1,294,160	$1,263,845	$1,345,290
Commercial	841,093	879,343	780,585	732,620	758,145
Industrial	129,544	149,220	129,557	126,165	126,783
Wholesale	128,169	146,787	219,367	214,807	278,751
Other	62,704	43,051	18,672	70,012	39,418
Total	$2,802,675	$2,692,582	$2,442,341	$2,407,449	$2,548,387
Sales Volumes: (GWh)
Residential	10,094	10,026	10,314	9,978	10,092
Commercial	9,635	9,643	9,770	9,705	9,809
Industrial	2,342	2,377	2,320	2,426	2,414
Wholesale	712	736	851	1,155	1,592
Total	22,783	22,782	23,255	23,264	23,907
Customers: (Average)
Residential	1,117,778	1,111,467	1,105,417	1,103,397	1,100,740
Commercial	109,339	109,093	108,735	108,589	108,235
Industrial	3,163	3,213	3,247	3,301	3,331
Total	1,230,280	1,223,773	1,217,399	1,215,287	1,212,306

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

EVERSOURCE ENERGY AND SUBSIDIARIES

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related combined notes included in this combined Annual Report on Form 10-K.  References in this Annual Report on Form 10-K to "Eversource," the "Company," "we," "us," and "our" refer to Eversource Energy and its consolidated subsidiaries.  All per share amounts are reported on a diluted basis.  The consolidated financial statements of Eversource, NSTAR Electric and PSNH and the financial statements of CL&P and WMECO are herein collectively referred to as the "financial statements."

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

The only common equity securities that are publicly traded are common shares of Eversource.  The earnings and EPS of each business discussed below do not represent a direct legal interest in the assets and liabilities of such business but rather represent a direct interest in our assets and liabilities as a whole.  EPS by business is a financial measure not recognized under GAAP that is calculated by dividing the Net Income Attributable to Common Shareholders of each business by the weighted average diluted Eversource common shares outstanding for the period.  The discussion below also includes non-GAAP financial measures referencing our 2015, 2014 and 2013 earnings and EPS excluding certain integration costs incurred by Eversource parent and our Regulated companies.  We use these non-GAAP financial measures to evaluate and to provide details of earnings by business and to more fully compare and explain our 2015, 2014 and 2013 results without including the impact of these items.  Due to the nature and significance of these items on Net Income Attributable to Common Shareholders, we believe that the non-GAAP presentation is more representative of our financial performance and provides additional and useful information to readers of this report in analyzing historical and future performance by business.  These non-GAAP financial measures should not be considered as an alternative to reported Net Income Attributable to Common Shareholders or EPS determined in accordance with GAAP as an indicator of operating performance.

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

Financial Condition and Business Analysis

Executive Summary

Results:

•

We earned $878.5 million, or $2.76 per share, in 2015, compared with $819.5 million, or $2.58 per share, in 2014.  Excluding integration costs, we earned $894.3 million, or $2.81 per share, in 2015 and $841.6 million, or $2.65 per share, in 2014.

•

Our electric distribution segment, which includes generation, earned $507.9 million, or $1.59 per share, in 2015, compared with $462.4 million, or $1.45 per share, in 2014.  Our electric transmission segment earned $304.5 million, or $0.96 per share, in 2015, compared with $295.4 million, or $0.93 per share, in 2014.  Our natural gas distribution segment earned $72.4 million, or $0.23 per share, in 2015, compared with $72.3 million, or $0.23 per share, in 2014.  The 2015 electric and natural gas distribution results exclude $0.8 million of after-tax integration costs.

•

Eversource parent and other companies earned $9.5 million, or $0.03 per share, in 2015, compared with $11.5 million, or $0.04 per share, in 2014.  The 2015 and 2014 results exclude $15 million, or $0.05 per share, and $22.1 million, or $0.07 per share, respectively, of after-tax integration costs.

Liquidity:

•

Cash flows provided by operating activities totaled $1.4 billion in 2015, compared with $1.6 billion in 2014.  Investments in property, plant and equipment totaled $1.7 billion in 2015 and $1.6 billion in 2014.  Cash and cash equivalents totaled $23.9 million as of December 31, 2015, compared with $38.7 million as of December 31, 2014.

•

In 2015, we issued approximately $1.23 billion of new long-term debt consisting of $450 million by Eversource parent, $350 million by CL&P, $250 million by NSTAR Electric, $100 million by NSTAR Gas, and $75 million by Yankee Gas.  In 2015, we repaid $212 million of existing long-term debt consisting of $162 million by CL&P and $50 million by WMECO.

•

In 2015, we paid cash dividends on common shares of $529.8 million, compared with $475.2 million in 2014.  On February 3, 2016, our Board of Trustees approved a common share dividend payment of $0.445 per share, payable on March 31, 2016 to shareholders of record as of March 2, 2016.  The 2016 dividend represented an increase of 6.6 percent over the dividend paid in December 2015, and is the equivalent to dividends on common shares of approximately $565 million on an annual basis.

•

We project to make capital expenditures of approximately $9.2 billion from 2016 through 2019.  Of the $9.2 billion, we expect to invest approximately $4.9 billion in our electric and natural gas distribution segments and $3.9 billion in our electric transmission segment.  In addition, we project to invest approximately $0.4 billion in information technology and facilities upgrades and enhancements.  These projections do not include capital investments related to Access Northeast or Clean Energy Connect.

Strategic, Legislative, Regulatory, Policy and Other Items:

•

On December 18, 2015, the New Hampshire Site Evaluation Committee (NH SEC) accepted NPT’s application as complete allowing the formal siting process to move forward.  The project is expected to be operational in the first half of 2019.  On January 28, 2016, NPT bid into the three-state Clean Energy RFP process.

•

The Clean Energy Connect Project is a planned transmission, wind and hydro generation project that we plan to co-develop with experienced renewable generation companies.  On January 28, 2016, the Clean Energy Connect project was bid into the three-state Clean Energy RFP process.  Our investment, should the Clean Energy Connect Project be selected in the RFP process, is currently estimated to be at least $400 million and will consist of the Massachusetts portion of a new 25-mile, 345 kV transmission line with a 600 MW capacity.

•

On January 28, 2016, the DPU approved NSTAR Electric’s, WMECO’s, and NSTAR Gas’ three-year electric and natural gas energy efficiency plan, which was jointly developed with other Massachusetts electric distribution companies (EDCs) and natural gas distribution companies.  On December 31, 2015, DEEP approved CL&P’s and Yankee Gas’ three-year electric and natural gas C&LM plan, which was jointly developed with other Connecticut EDCs and natural gas distribution companies.  These electric and natural gas energy efficiency and C&LM plans include the ability to earn performance incentives as well as recover LBR for NSTAR Electric until it is operating under a decoupled rate structure.

•

On January 7, 2015, the DPU issued an order concluding that NSTAR Electric had removed energy-related bad debt costs from base distribution rates effective January 1, 2006.  As a result of the DPU order, in the first quarter of 2015 NSTAR Electric increased its regulatory assets and reduced its operations and maintenance expense by $24.2 million for energy-related bad debt costs through 2014, resulting in after-tax earnings of $14.5 million.  NSTAR Electric filed for recovery of the energy-related bad debt costs regulatory asset from customers and on November 20, 2015, the DPU approved NSTAR Electric’s proposed rate increase to recover these costs over a 12-month period, beginning January 1, 2016.

Overview

Consolidated:  A summary of our earnings by business, which also reconciles the non-GAAP financial measures of consolidated non-GAAP earnings and EPS, as well as EPS by business, to the most directly comparable GAAP measures of consolidated Net Income Attributable to Common Shareholders and diluted EPS, is as follows:

	For the Years Ended December 31,
	2015		2014		2013
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income Attributable to Common Shareholders (GAAP)	$878.5	$2.76	$819.5	$2.58	$786.0	$2.49
Regulated Companies	$884.8	$2.78	$830.1	$2.61	$774.9	$2.45
Eversource Parent and Other Companies	9.5	0.03	11.5	0.04	24.9	0.08
Non-GAAP Earnings	894.3	2.81	841.6	2.65	799.8	2.53
Integration Costs (after-tax)	(15.8)	(0.05)	(22.1)	(0.07)	(13.8)	(0.04)
Net Income Attributable to Common Shareholders (GAAP)	$878.5	$2.76	$819.5	$2.58	$786.0	$2.49

The 2015 and 2014 integration costs are associated with our branding efforts and severance costs.

Regulated Companies:  Our Regulated companies consist of the electric distribution, electric transmission, and natural gas distribution segments.  Generation activities of PSNH and WMECO are included in our electric distribution segment.  A summary of our segment earnings and EPS is as follows:

	For the Years Ended December 31,
	2015		2014		2013
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share
Electric Distribution	$507.9	$1.59	$462.4	$1.45	$427.0	$1.35
Electric Transmission	304.5	0.96	295.4	0.93	287.0	0.91
Natural Gas Distribution	72.4	0.23	72.3	0.23	60.9	0.19
Non-GAAP Earnings	884.8	2.78	830.1	2.61	774.9	2.45
Integration Costs (after-tax)	(0.8)	-	-	-	-	-
Net Income - Regulated Companies	$884.0	$2.78	$830.1	$2.61	$774.9	$2.45

The 2015 Regulated companies' integration costs include severance in connection with cost saving initiatives.

Excluding integration costs, our electric distribution segment earnings increased $45.5 million in 2015, as compared to 2014, due primarily to the impact of the December 1, 2014 CL&P base distribution rate increase, the $27.5 million favorable earnings impact related to the resolution of NSTAR Electric’s basic service bad debt adder and the settlement with the Massachusetts Attorney General on eleven open dockets covering the CPSL program filings and the recovery of LBR related to 2009 through 2011 energy efficiency programs at NSTAR Electric, an increase in the recovery of LBR at NSTAR Electric related to 2015 energy efficiency programs, and higher retail sales volumes at NSTAR Electric and PSNH.  Partially offsetting these favorable earnings impacts were a higher effective tax rate in 2015, higher property taxes, higher depreciation expense and a $5 million contribution in 2015 to create a clean energy fund in connection with the PSNH divestiture agreement.

Our electric transmission segment earnings increased $9.1 million in 2015, as compared to 2014, due primarily to the result of lower reserve charges associated with the FERC ROE complaint proceedings of $12.4 million recorded in 2015, as compared to $22.4 million recorded in 2014, and a higher transmission rate base as a result of an increased investment in our transmission infrastructure.  These favorable earnings impacts were partially offset by a higher effective tax rate in 2015.

Our natural gas distribution segment earnings increased $0.1 million in 2015, as compared to 2014.  Our natural gas distribution segment earnings were favorably impacted by a decrease in operations and maintenance costs primarily attributable to lower employee-related expenses, a lower effective tax rate in 2015, and additional natural gas heating customers.  These favorable earnings impacts were offset by a decrease in firm natural gas sales volumes driven by record warm weather in the fourth quarter of 2015, as compared to 2014, higher depreciation expense and higher property taxes.

Eversource Parent and Other Companies:  Excluding the impact of integration costs, Eversource parent and other companies had earnings of $9.5 million in 2015, compared with earnings of $11.5 million in 2014.  The earnings decrease was due primarily to a higher effective tax rate at Eversource parent in 2015, as compared to 2014, higher interest expense at Eversource parent as a result of new debt issuances in January 2015, and reduced earnings in 2015 from Eversource's unregulated electrical contracting business, which was sold in April 2015.  These unfavorable earnings impacts were partially offset by a reduction in operations and maintenance costs.

Electric and Natural Gas Sales Volumes:  Weather, fluctuations in energy supply costs, conservation measures (including utility-sponsored energy efficiency programs), and economic conditions affect customer energy usage.  Industrial sales volumes are less sensitive to temperature variations than residential and commercial sales volumes.  In our service territories, weather impacts electric sales volumes during the summer and both electric and natural gas sales volumes during the winter; however, natural gas sales volumes are more sensitive to temperature variations than are electric sales volumes.  Customer heating or cooling usage may not directly correlate with historical levels or with the level of degree-days that occur.

Fluctuations in retail electric sales volumes at NSTAR Electric and PSNH impact earnings ("Traditional" in the table below).  For CL&P (effective December 1, 2014) and WMECO, fluctuations in retail electric sales volumes do not impact earnings due to their respective regulatory commission approved revenue decoupling mechanisms (“Decoupled” in the table below).  These distribution revenues are decoupled from their customer sales volumes, which breaks the relationship between sales volumes and revenues recognized.  CL&P and WMECO reconcile their annual base distribution rate recovery amounts to their respective pre-established levels of baseline distribution delivery service revenues.  Any difference between the allowed level of distribution revenue and the actual amount incurred during a 12-month period is adjusted through rates in the following period.

A summary of our retail electric GWh sales volumes and our firm natural gas sales volumes in million cubic feet and percentage changes is as follows:

	For the Year Ended December 31, 2015 Compared to 2014
	Sales Volumes (GWh)		Percentage
Electric	2015	2014	Increase/(Decrease)
Traditional:
Residential	9,882	9,798	0.9%
Commercial	16,486	16,340	0.9%
Industrial	2,614	2,673	(2.2)%
Total - Traditional	28,982	28,811	0.6%

Decoupled:
Residential	11,559	11,519	0.3%
Commercial	11,112	11,109	- %
Industrial	2,963	3,003	(1.3)%
Total - Decoupled	25,634	25,631	- %
Total Sales Volumes	54,616	54,442	0.3%

	For the Year Ended December 31, 2015 Compared to 2014
	Sales Volumes (million cubic feet)		Percentage
Firm Natural Gas	2015	2014	Increase/(Decrease)
Residential	38,455	38,969	(1.3)%
Commercial	43,006	42,977	0.1%
Industrial	21,538	22,245	(3.2)%
Total Sales Volumes	102,999	104,191	(1.1)%
Total, Net of Special Contracts (1)	98,458	99,500	(1.0)%

(1)

Special contracts are unique to the natural gas distribution customers who take service under such an arrangement and generally specify the amount of distribution revenue to be paid to Yankee Gas regardless of the customers' usage.

Our 2015 retail electric sales volumes at our electric utilities with a traditional rate structure (NSTAR Electric and PSNH) were slightly higher, as compared to 2014, due primarily to the impact of colder winter weather experienced in the first quarter of 2015 and warmer weather in the third quarter of 2015, partially offset by milder winter weather in the fourth quarter of 2015 throughout those service territories.  In 2015, heating degree days were 1 percent lower in the Boston metropolitan area, and 5 percent lower in New Hampshire, as compared to 2014.  Cooling degree days in 2015 were 19 percent higher in the Boston metropolitan area and 57 percent higher in New Hampshire, as compared to 2014.  Weather-normalized retail electric sales volumes were relatively unchanged in 2015, as compared to 2014.  Improved economic conditions were offset by an increase in customer conservation efforts resulting from company-sponsored energy efficiency programs.

Our firm natural gas sales volumes are subject to many of the same influences as our retail electric sales volumes.  In addition, they have benefited from customer growth in both of our natural gas distribution companies.  In 2015, consolidated firm natural gas sales volumes were lower, as compared to 2014.  The 2015 firm natural gas sales volumes were negatively impacted by record warm weather in the fourth quarter of 2015, when compared to 2014, partially offset by colder winter weather in the first quarter of 2015, as compared to 2014, throughout our natural gas service territories.  Weather-normalized Eversource consolidated firm natural gas sales volumes increased 2.5 percent in 2015, as compared to 2014, due primarily to improved economic conditions as well as residential and commercial customer growth, partially offset by customer conservation efforts resulting from company-sponsored energy efficiency programs.  On October 30, 2015, the DPU issued its order in the NSTAR Gas distribution rate case, which included the establishment of a revenue decoupling mechanism beginning January 1, 2016.

Prior to December 1, 2014, CL&P earned LBR related to reductions in sales volume as a result of successful energy efficiency programs.  LBR was recovered from retail customers through the FMCC.  Effective December 1, 2014, CL&P no longer earns LBR due to its revenue decoupling mechanism.  NSTAR Electric recognized LBR of $60.6 million in 2015 and $39.9 million in 2014.  On January 28, 2016, NSTAR Electric received approval of a three-year energy efficiency plan, which includes recovery of LBR until it is operating under a decoupled rate structure.

For further information, see "Regulatory Developments and Rate Matters - Massachusetts - NSTAR Electric, WMECO and NSTAR Gas Energy Efficiency Plan" and "Regulatory Developments and Rate Matters - Massachusetts - NSTAR Gas Distribution Rates"  in this Management's Discussion and Analysis of Financial Conditions and Results of Operations.

Future Outlook

2016 EPS Guidance:  We currently project 2016 earnings of between $2.90 per diluted share and $3.05 per diluted share.

Liquidity

Consolidated:  Cash and cash equivalents totaled $23.9 million as of December 31, 2015, compared with $38.7 million as of December 31, 2014.

Long-Term Debt Issuances and Repayments:  On January 15, 2015, Eversource parent issued $150 million of 1.60 percent Series G Senior Notes, due to mature in 2018, and $300 million of 3.15 percent Series H Senior Notes, due to mature in 2025.

On May 20, 2015 and December 1, 2015, CL&P issued $300 million and $50 million, respectively, of 4.15 percent 2015 Series A First and Refunding Mortgage Bonds due to mature in 2045.

On September 10, 2015, Yankee Gas issued $75 million of 3.35 percent 2015 Series M First Mortgage Bonds due to mature in 2025.

On November 18, 2015, NSTAR Electric issued $250 million of 3.25 percent debentures, due to mature in 2025.

On December 8, 2015, NSTAR Gas issued $100 million of 4.35 percent Series O First Mortgage Bonds due to mature in 2045.

The proceeds of all debt issuances, net of issuance costs, were used to repay short-term borrowings and fund capital expenditures and working capital.

On April 1, 2015, CL&P repaid at maturity the $100 million 5.00 percent 2005 Series A First and Refunding Mortgage Bonds and also redeemed the $62 million 1996A Series 1.55 percent PCRBs that were subject to mandatory tender, using short term borrowings.

On August 3, 2015, WMECO repaid at maturity the $50 million 5.24 percent Series C Senior Notes, using short-term borrowings.

Long-Term Debt Issuance Authorizations:  On November 25, 2015, PURA approved Yankee Gas’ request to extend the authorization period for issuance of up to $125 million in long-term debt from December 31, 2015 to December 31, 2016.  On December 4, 2015, the DPU authorized WMECO to issue up to $100 million in long-term debt for the period through December 31, 2016.  On December 4, 2015, the DPU approved NSTAR Electric’s request to extend the authorization period for issuance of up to $250 million in long-term debt from December 31, 2015 to December 31, 2016.

Credit Agreements and Commercial Paper Programs:  Eversource parent, CL&P, PSNH, WMECO, NSTAR Gas and Yankee Gas are parties to a five-year $1.45 billion revolving credit facility.  On October 26, 2015, this revolving credit facility was amended and restated and the termination date was extended to September 4, 2020.  Under the revolving credit facility, CL&P has a borrowing sublimit of $600 million, and PSNH and WMECO each have borrowing sublimits of $300 million.  The revolving credit facility serves to backstop Eversource parent's $1.45 billion commercial paper program.  The commercial paper program allows Eversource parent to issue commercial paper as a form of short-term debt.  As of December 31, 2015 and 2014, Eversource parent had approximately $1.1 billion in short-term borrowings outstanding on each date under the

Eversource parent commercial paper program, leaving $351.5 million and $348.9 million of available borrowing capacity as of December 31, 2015 and 2014, respectively.  The weighted-average interest rate on these borrowings as of December 31, 2015 and 2014 was 0.72 percent and 0.43 percent, respectively.  As of December 31, 2015, there were intercompany loans from Eversource parent of $277.4 million to CL&P, $231.3 million to PSNH and $143.4 million to WMECO.  As of December 31, 2014, there were intercompany loans from Eversource parent of $133.4 million to CL&P, $90.5 million to PSNH and $21.4 million to WMECO.

NSTAR Electric has a five-year $450 million revolving credit facility.  On October 26, 2015, this revolving credit facility was amended and restated and the termination date was extended to September 4, 2020.  The facility serves to backstop NSTAR Electric's $450 million commercial paper program.  As of December 31, 2015 and 2014, NSTAR Electric had $62.5 million and $302 million, respectively, in short-term borrowings outstanding under its commercial paper program, leaving $387.5 million and $148 million of available borrowing capacity as of December 31, 2015 and 2014, respectively.  The weighted-average interest rate on these borrowings as of December 31, 2015 and 2014 was 0.40 percent and 0.27 percent, respectively.

Cash Flows:  Cash flows provided by operating activities totaled $1.4 billion in 2015, compared with $1.6 billion in 2014.  The decrease in operating cash flows in 2015 compared to 2014 was due primarily to the $302 million payment made to fully satisfy the obligation with the DOE, as discussed below, and an increase in purchased power and congestion costs at NSTAR Electric, WMECO and CL&P that will be recovered in future periods.  Also contributing to the decrease in operating cash flows were DOE Damages proceeds received from the Yankee Companies of $4.7 million in 2015, compared to $132 million in 2014.  Partially offsetting these unfavorable cash flow impacts were a decrease of $49.2 million in Pension and PBOP Plan cash contributions in 2015, as compared to 2014, and lower federal income tax payments of approximately $324 million in 2015, as compared to 2014, primarily due to the extension of the accelerated depreciation deduction.

In late 2015, CL&P and WMECO made payments of $244.6 million and $57.4 million, respectively, to fully satisfy their obligations with the DOE, which were classified as long-term debt on the balance sheets as of December 31, 2014, for costs associated with the disposal of spent nuclear fuel and high-level radioactive waste for all periods prior to 1983 from their previous ownership interest in the Millstone nuclear power station.  CL&P and WMECO divested their ownership interest in Millstone in 2001.  These payments included accumulated interest of $178 million and $41.8 million for CL&P and WMECO, respectively.  CL&P funded its payment with the issuance of debt, and WMECO liquidated its spent nuclear fuel trust to satisfy its obligation with the DOE.

On December 18, 2015, the "Protecting Americans from Tax Hikes" Act became law, which extended the accelerated deduction of depreciation to businesses from 2015 through 2019.  This extended stimulus provides us with cash flow benefits in 2016 of approximately $275 million (including approximately $105 million for CL&P) due to a refund of taxes paid in 2015 and lower expected tax payments in 2016 of approximately $300 million.

In 2015, we paid cash dividends of $529.8 million, or $1.67 per common share, compared with $475.2 million, or $1.57 per share in 2014.  Our quarterly common share dividend payment was $0.4175 per share, in 2015, as compared to $0.3925 per share, in 2014.  On February 3, 2016, our Board of Trustees approved a common share dividend payment of $0.445 per share, payable on March 31, 2016 to shareholders of record as of March 2, 2016.  The 2016 dividend represented an increase of 6.6 percent over the dividend paid in December 2015, and is equivalent to dividends on common shares of approximately $565 million on an annual basis.

In 2015, CL&P, NSTAR Electric, PSNH, and WMECO paid $196 million, $198 million, $106 million, and $37.2 million, respectively, in common stock dividends to Eversource parent.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized portions of pension expense.  In 2015, investments for Eversource, CL&P, NSTAR Electric, PSNH, and WMECO were $1.7 billion, $523.8 million, $469.5 million, $308 million, and $134.6 million, respectively.

Each of Eversource, CL&P, NSTAR Electric, PSNH and WMECO use its available capital resources to fund its respective construction expenditures, meet debt requirements, pay operating costs, including storm-related costs, pay dividends and fund other corporate obligations, such as pension contributions.  The current growth in Eversource's construction expenditures utilizes a significant amount of cash for projects that have a long-term return on investment and recovery period.  In addition, Eversource's Regulated companies recover their electric and natural gas distribution construction expenditures as the related project costs are depreciated over the life of the assets.  This impacts the timing of the revenue stream designed to fully recover the total investment plus a return on the equity and debt used to finance the investments.  These factors have resulted in current liabilities exceeding current assets by approximately $371 million and $82 million at Eversource and WMECO, respectively, as of December 31, 2015.

As of December 31, 2015, a total of $200 million of Eversource’s long-term debt classified as current liabilities, all at NSTAR Electric, will be paid in the next 12 months.  The remaining $28.9 million of Eversource's long-term debt classified as current liabilities relates to fair value adjustments from the merger that will be amortized in the next 12 months and have no cash flow impact.  Eversource, with its strong credit ratings, has several options available in the financial markets to repay or refinance these maturities with the issuance of new long-term debt.  Eversource, CL&P, NSTAR Electric, PSNH and WMECO will reduce their short-term borrowings with operating cash flows or with the issuance of new long-term debt, determined by considering capital requirements and maintenance of Eversource's credit rating and profile.  We expect the future operating cash flows of Eversource, CL&P, NSTAR Electric, PSNH and WMECO, along with the access to financial markets, will be sufficient to meet any future operating requirements and capital investment forecasted opportunities.

Credit Ratings:  On April 23, 2015, S&P upgraded the corporate credit ratings by one level and changed the outlooks to stable from positive of Eversource parent, CL&P, NSTAR Electric, PSNH, WMECO, Yankee Gas and NSTAR Gas.  On May 19, 2015, Moody's changed the outlooks of PSNH and WMECO to positive from stable and affirmed their corporate credit ratings.  On June 2, 2015, Fitch changed the outlooks to positive from stable of CL&P, PSNH and WMECO and affirmed its corporate credit ratings of Eversource parent, CL&P, NSTAR Electric, PSNH, WMECO and NSTAR Gas.

A summary of our corporate credit ratings and outlooks by Moody's, S&P and Fitch is as follows:

	Moody's		S&P		Fitch
	Current	Outlook	Current	Outlook	Current	Outlook
Eversource Parent	Baa1	Stable	A	Stable	BBB+	Stable
CL&P	Baa1	Stable	A	Stable	BBB+	Positive
NSTAR Electric	A2	Stable	A	Stable	A	Stable
PSNH	Baa1	Positive	A	Stable	BBB+	Positive
WMECO	A3	Positive	A	Stable	BBB+	Positive

A summary of the current credit ratings and outlooks by Moody's, S&P and Fitch for senior unsecured debt of Eversource parent, NSTAR Electric, and WMECO and senior secured debt of CL&P and PSNH is as follows:

	Moody's		S&P		Fitch
	Current	Outlook	Current	Outlook	Current	Outlook
Eversource Parent	Baa1	Stable	A-	Stable	BBB+	Stable
CL&P	A2	Stable	A+	Stable	A	Positive
NSTAR Electric	A2	Stable	A	Stable	A+	Stable
PSNH	A2	Positive	A+	Stable	A	Positive
WMECO	A3	Positive	A	Stable	A-	Positive

Business Development and Capital Expenditures

Our consolidated capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized portions of pension expense (all of which are non-cash factors), totaled $1.9 billion in 2015, $1.7 billion in 2014, and $1.6 billion in 2013.  These amounts included $102 million in 2015, $58.3 million in 2014, and $44.7 million in 2013 related to information technology and facilities upgrades and enhancements, primarily at Eversource Service and The Rocky River Realty Company.

Natural Gas Transmission Business:

Access Northeast:  Access Northeast is a natural gas pipeline and storage project (the "Project") being developed jointly by Eversource, Spectra Energy Corp and National Grid.  Access Northeast will enhance the Algonquin and Maritimes & Northeast pipeline systems using existing routes and will include two new LNG storage tanks and liquefaction and vaporization facilities in Acushnet, Massachusetts that will be connected to the Algonquin gas pipeline.  The Project is expected to be capable of delivering approximately 900 million cubic feet of additional natural gas per day to New England on peak demand days.  Eversource and Spectra Energy Corp each own a 40 percent interest in the Project, with the remaining 20 percent interest owned by National Grid.  The total projected cost for both the pipeline and the LNG storage is expected to be approximately $3 billion with anticipated in-service dates commencing in November 2018.  The Project is subject to FERC and other federal and state regulatory approvals.  On November 17, 2015, the FERC accepted the Project’s request to initiate the pre-filing review process.  Upon completion of the pre-filing review, a certificate application will be filed with the FERC.  In late 2015, the Project bid into the New England Natural Gas Pipeline Capacity RFP conducted by certain EDCs in Massachusetts and Rhode Island, including NSTAR Electric and WMECO in Massachusetts, and in December 2015 and January 2016, those Massachusetts EDCs filed with the DPU seeking approval of the contracts for pipeline and storage capacity with the Project.  We expect the Rhode Island EDC to file its selected contracts with the Rhode Island regulatory agencies in the first half of 2016.  In February 2016, PSNH filed for approval with the NHPUC, its proposed contract for natural gas pipeline capacity and storage with the Project.  For further information on the RFP process, see "Regulatory Developments and Rate Matters – General – New England Natural Gas Pipeline Capacity" in this Management's Discussion and Analysis of Financial Conditions and Results of Operations.

Electric Transmission Business:  Our consolidated electric transmission business capital expenditures increased by $106 million in 2015, as compared to 2014.  A summary of electric transmission capital expenditures by company is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2015	2014	2013
CL&P	$252.9	$259.2	$211.9
NSTAR Electric	238.2	223.8	220.8
PSNH	161.2	120.8	99.7
WMECO	116.0	68.5	87.2
NPT	38.3	28.3	39.9
Total Electric Transmission Segment	$806.6	$700.6	$659.5

NEEWS:  The Interstate Reliability Project (IRP), the second project within the NEEWS family of projects, was fully energized on December 18, 2015.  The project involved CL&P's construction of an approximately 40-mile, 345-kV overhead line from Lebanon, Connecticut to the Connecticut-Rhode Island border where it connects to transmission enhancements constructed by National Grid in Rhode Island.  IRP was placed in service in December 2015 at a final cost to CL&P of $192.6 million.  Through December 31, 2015, CL&P and WMECO capitalized $377.9 million and $570.6 million, respectively, in costs associated with NEEWS.

GHCC:  The Greater Hartford Central Connecticut (GHCC) solutions are comprised of 27 projects and are expected to cost approximately $350 million and be placed in service from 2016 through 2018.  ISO-NE posted the final Solutions Study for GHCC in late February 2015 and approved our Proposed Plan Applications on April 16, 2015.  Through December 31, 2015, we have filed siting applications for five projects all of which have been approved by the Connecticut Siting Council.  During 2016, fifteen projects are expected to be in active construction, and three additional siting applications are expected to be filed.  All GHCC projects are expected to be completed by late 2018.  As of December 31, 2015, CL&P had capitalized $50.6 million in costs associated with GHCC.

Northern Pass:  Northern Pass is Eversource's planned HVDC transmission line from the Québec-New Hampshire border to Franklin, New Hampshire and an associated alternating current radial transmission line between Franklin and Deerfield, New Hampshire.  Northern Pass will interconnect at the Québec-New Hampshire border with a planned HQ HVDC transmission line.  On July 21, 2015, the DOE issued the draft Environmental Impact Statement (EIS) for Northern Pass representing a key milestone in the permitting process.  On August 18, 2015, a revised route was announced with an additional 52 miles of the route underground in and around the White Mountain National Forest region.  As a result, the NPT project cost estimate increased from $1.4 billion to $1.6 billion.  Concurrently, NPT announced the Forward NH Plan, which is a commitment to allocate $200 million to projects associated with economic development, community betterment, and clean energy innovations to benefit the state of New Hampshire.  This commitment is contingent upon the Northern Pass transmission line going into commercial operation.

On October 19, 2015, NPT filed its NH SEC application, which was accepted as complete by the NH SEC on December 18, 2015, allowing the formal siting process to move forward.  In response to requests by the New Hampshire congressional delegation, the DOE announced that it would issue a supplement to the draft EIS.  Public hearings on the draft EIS will be held in March 2016.  The DOE has asked for comments by April 4, 2016.  The project is expected to be operational in the first half of 2019.  On January 28, 2016, NPT bid into the three-state Clean Energy RFP process.  For further information on the RFP process, see "Regulatory Developments and Rate Matters – General – Clean Energy RFP" in this Management's Discussion and Analysis of Financial Conditions and Results of Operations.

Clean Energy Connect:  The Clean Energy Connect project is a planned transmission, wind and hydro generation project that we plan to co-develop with experienced renewable generation companies.  On January 28, 2016, the Clean Energy Connect project was bid into the three-state Clean Energy RFP process.  Our investment, should the Clean Energy Connect Project be selected in the RFP process, is currently estimated to be at least $400 million, and would involve the construction of a new 25-mile, 345kV transmission line with a 600 MW capacity from western Massachusetts to eastern New York.

Greater Boston Reliability Solutions:  In February 2015, ISO-NE selected Eversource's and National Grid's proposed Greater Boston and New Hampshire Solution (Solution) to satisfy the requirements identified in the Greater Boston study.  The Solution consists of a portfolio of electric transmission upgrades straddling southern New Hampshire and northern Massachusetts in the Merrimack Valley and continuing into the greater Boston metropolitan area.  We are pursuing the necessary regulatory approvals and have filed several siting applications in Massachusetts and New Hampshire.  We estimate our portion of the investment in the Solution will be $544 million.

Distribution Business:  A summary of distribution capital expenditures by company is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2015	2014	2013
CL&P:
Basic Business	$141.1	$120.2	$60.9
Aging Infrastructure	151.0	118.0	160.7
Load Growth	42.2	66.3	76.9
Total CL&P	334.3	304.5	298.5
NSTAR Electric:
Basic Business	108.7	99.0	98.5
Aging Infrastructure	103.1	104.2	110.6
Load Growth	51.9	43.1	53.6
Total NSTAR Electric	263.7	246.3	262.7
PSNH:
Basic Business	59.2	62.1	22.7
Aging Infrastructure	57.3	45.3	50.5
Load Growth	25.5	27.1	29.3
Total PSNH	142.0	134.5	102.5
WMECO:
Basic Business	18.2	19.0	7.9
Aging Infrastructure	18.5	16.1	24.6
Load Growth	6.6	6.1	9.2
Total WMECO	43.3	41.2	41.7
Total - Electric Distribution (excluding Generation)	783.3	726.5	705.4
Other Distribution	-	-	0.7
PSNH Generation	33.3	13.1	9.7
WMECO Generation	-	7.6	4.5
Natural Gas	212.6	193.7	175.2
Total Electric and Natural Gas Distribution Segment	$1,029.2	$940.9	$895.5

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

Natural Gas Distribution Business Expansion and Enhancement:  In 2013, in accordance with Connecticut law and regulations, PURA approved a comprehensive joint natural gas infrastructure expansion plan (expansion plan) filed by Yankee Gas and other Connecticut natural gas distribution companies.  The expansion plan described how Yankee Gas expects to add approximately 82,000 new natural gas heating customers over a 10-year period.  Yankee Gas estimated that its portion of the plan would cost approximately $700 million over 10 years.  In January 2015, the PURA approved a joint settlement agreement proposed by Yankee Gas and other Connecticut natural gas distribution companies and regulatory agencies that clarified the procedures and oversight criteria applicable to the expansion plan.  On March 20, 2015, Yankee Gas filed its initial System Expansion (SE) Rate reconciliation for 2014.  The proposed SE rate was approved by the PURA for implementation as of April 1, 2015, pending final PURA approval following a contested hearing.

In October 2014, pursuant to new legislation, NSTAR Gas filed the Gas System Enhancement Program (GSEP) with the DPU.  NSTAR Gas' program accelerates the replacement of certain natural gas distribution facilities in the system to within 25 years.  The GSEP includes a new tariff effective January 1, 2016 that provides NSTAR Gas an opportunity to collect the costs for the program on an annual basis through a newly designed reconciling factor.  On April 30, 2015, the DPU approved the GSEP.  We expect capital expenditures of approximately $255 million for the period 2016 through 2019 for the GSEP.

Projected Capital Expenditures:  A summary of the projected capital expenditures for the Regulated companies' electric transmission and for the total electric distribution, generation, and natural gas distribution businesses for 2016 through 2019, including information technology and facilities upgrades and enhancements on behalf of the Regulated companies, is as follows:

	Years
(Millions of Dollars)	2016	2017	2018	2019	2016-2019 Total
CL&P Transmission	$351	$250	$215	$157	$973
NSTAR Electric Transmission	302	216	238	149	905
PSNH Transmission	112	65	38	56	271
WMECO Transmission	115	78	22	40	255
NPT	31	684	636	149	1,500
Total Electric Transmission	$911	$1,293	$1,149	$551	$3,904
Electric Distribution	$892	$963	$888	$840	$3,583
Generation	20	-	-	-	20
Natural Gas	284	318	339	357	1,298
Total Distribution	$1,196	$1,281	$1,227	$1,197	$4,901
Information Technology and All Other	$105	$88	$82	$87	$362
Total	$2,212	$2,662	$2,458	$1,835	$9,167

The projections do not include capital investments related to Access Northeast or Clean Energy Connect.  Actual capital expenditures could vary from the projected amounts for the companies and years above.

FERC Regulatory Issues

FERC ROE Complaints:  Three separate complaints have been filed at FERC by combinations of New England state attorneys general, state regulatory commissions, consumer advocates, consumer groups, municipal parties and other parties (the "Complainants").  In these three separate complaints, the Complainants challenged the NETOs' base ROE of 11.14 percent that had been utilized since 2006 and sought an order to reduce it prospectively from the date of the final FERC order and for the 15-month complaint refund periods stipulated in the separate complaints.  In 2014, the FERC ordered a 10.57 percent base ROE for the first complaint refund period and prospectively from October 16, 2014, and that a utility's total or maximum ROE shall not exceed the top of the new zone of reasonableness, which was set at 11.74 percent.  The NETOs and the Complainants sought rehearing from FERC.  In late 2014, the NETOs made a compliance filing and the Company began issuing refunds to customers from the first complaint period.

As a result of the actions taken by the FERC and other developments in the first complaint matter, the Company recorded reserves at its electric subsidiaries in 2015, 2014 and 2013. In 2015, Eversource recognized an after-tax charge to earnings (excluding interest) of $12.4 million, of which $7.9 million was recorded at CL&P, $1.4 million at NSTAR Electric, $0.6 million at PSNH, and $2.5 million at WMECO.  The net aggregate after-tax charge to earnings (excluding interest) in 2014 totaled $22.4 million, of which $12.4 million was recorded at CL&P, $4.9 million at NSTAR Electric, $1.7 million at PSNH and $3.4 million at WMECO.  The aggregate after-tax charge to earnings (excluding interest) in 2013 totaled $14.3 million, of which $7.7 million was recorded at CL&P, $3.4 million at NSTAR Electric, $1.4 million at PSNH and $1.8 million at WMECO.  The NETOs and Complainants have filed appeals to the D.C. Circuit Court of Appeals.  A court decision is expected in late 2016.

For the second and third complaints, the state parties, municipal utilities and FERC trial staff each believe that the base ROE should be reduced to an amount lower than 10.57 percent.  The NETOs believe that the Complainants' positions are without merit, and the existing base ROE of 10.57 percent is just and reasonable and should be maintained.  The FERC ALJ’s initial recommendation is expected by March 31, 2016.  A final FERC order is expected in late 2016 or early 2017.

As of December 31, 2015, CL&P, NSTAR Electric, PSNH, and WMECO had approximately $2.7 billion of aggregate shareholder equity invested in their transmission facilities.  As a result, each 10 basis point change in the authorized base ROE would change annual consolidated earnings by an approximate $2.7 million.  Although we are uncertain on the final outcome of the second and third complaints regarding the ROE, we believe the current reserves established are appropriate to reflect probable and reasonably estimable refunds.

FERC Order No. 1000:  On August 15, 2014, the D.C. Circuit Court of Appeals upheld the FERC's authority to order major changes to transmission planning and cost allocation in FERC Order No. 1000 and Order No. 1000-A, including transmission planning for public policy needs, and the requirement that utilities remove from their transmission tariffs their rights of first refusal to build transmission.  On March 19, 2015, the FERC acted on all rehearing requests filed by the NETOs, including CL&P, NSTAR Electric, PSNH and WMECO, and other parties and accepted the November 2013 compliance filing made by ISO-NE and the NETOs, subject to further compliance.  The FERC accepted our proposal that the new competitive transmission planning process will not apply to certain projects, which have been declared as the preferred solution by ISO-NE, unless ISO-NE later decides a solution must be re-evaluated.  The FERC determined on rehearing that we can restore provisions that recognize the NETOs’ rights to retain use and control of their existing rights of ways.  Final compliance was filed by the NETOs in November 2015 and was accepted by the FERC on December 14, 2015.

Additionally, the FERC affirmed that it can eliminate our right of first refusal to build transmission in New England even though the FERC previously approved and granted special protections to these rights.  The NETOs filed an appeal to the D.C. Circuit Court of Appeals, challenging this FERC ruling.  State regulators also filed an appeal, challenging FERC’s determination that ISO-NE should select public policy transmission projects after a competitive process.  The Court is expected to resolve the appeals in 2016.

Regulatory Developments and Rate Matters

General:

Clean Energy RFP:  In February 2015, pursuant to clean energy goals established in three New England states (Connecticut, Massachusetts and Rhode Island), CL&P, NSTAR Electric, WMECO, other EDCs, and state agencies in the three states jointly developed and issued a draft request for proposal (RFP) for clean energy resources (including Class I renewable generation and large hydroelectric generation).  The draft RFP solicits offers for clean energy and the transmission to deliver that energy to the three states.  The procurement will allow the states to identify large-scale projects that may offer the potential to meet their clean energy goals in a cost-effective manner when entered into jointly, while complying with the clean energy statutes within the three states.

The DPU and the Rhode Island Public Utilities Commission (PUC) approved the draft RFP that was jointly submitted by certain EDCs.  The draft RFP encompassed the timetable and method for the solicitation and execution of any associated long-term contracts.  On August 31, 2015, the DEEP issued a notice of proceeding on the Connecticut portion of the draft RFP and accepted public comment through September 30, 2015.  On November 12, 2015, the DEEP and the Massachusetts and Rhode Island EDCs issued the RFP to a wide range of potentially interested bidders.  In late January 2016, bidders submitted project proposals, among which were the Northern Pass and Clean Energy Connect projects, selection of which will take place between April and July 2016.  The expected timeframe within which EDCs will execute contracts and submit them for regulatory commission approval from the respective state regulators is from June through October 2016 with approval expected in late 2016.

New England Natural Gas Pipeline Capacity:  In 2014, the six New England states began to explore ways to address and mitigate winter natural gas price volatility and the associated impact on electric power supply costs attributable to winter pipeline capacity constraints.  Five states are currently pursuing natural gas capacity expansion efforts.  In 2014, Rhode Island approved legislation authorizing the Rhode Island Division of Public Utilities and Carriers and the Office of Energy Resources to participate in the RFP process and file proposals with the PUC.  In late 2015, Access Northeast bid on the natural gas pipeline and storage RFP issued by the Rhode Island EDC.  We expect the EDC will file their selected contracts with the PUC in the first half of 2016.  The Massachusetts DPU determined that it has the authority to allow EDCs to contract for natural gas pipeline capacity and in late 2015, certain Massachusetts EDCs, including NSTAR Electric and WMECO, issued a natural gas pipeline capacity RFP.  In December 2015 and January 2016, those Massachusetts EDCs filed with the DPU seeking approval of the contracts for pipeline and storage capacity, including Access Northeast.  On January 19, 2016, the NHPUC issued an order accepting a staff report that concluded that the NHPUC could approve contracts between pipelines and EDCs if they were shown to reduce electricity costs and be in the public interest.  In February 2016, PSNH filed for approval with the NHPUC, its proposed contract for natural gas pipeline capacity and storage with Access Northeast.  The Connecticut DEEP expects to provide an opportunity for public comment on a natural gas pipeline capacity RFP in the first quarter of 2016.

Electric and Natural Gas Base Distribution Rates:

Each Eversource utility subsidiary is subject to the regulatory jurisdiction of the state in which it operates:  CL&P and Yankee Gas operate in Connecticut and are subject to PURA regulation; NSTAR Electric, WMECO and NSTAR Gas operate in Massachusetts and are subject to DPU regulation; and PSNH operates in New Hampshire and is subject to NHPUC regulation.  The Regulated companies' distribution rates are set by their respective state regulatory commissions, and their tariffs include mechanisms for periodically adjusting their rates for the recovery of specific incurred costs.

In Connecticut, CL&P distribution rates were established in a 2014 PURA approved rate case.  Yankee Gas distribution rates were established in a 2011 PURA approved rate case.  In Massachusetts, electric utility companies are required to file at least one distribution rate case every five years, and natural gas companies to file at least one distribution rate case every 10 years, and those companies are limited to one settlement agreement in any 10-year period.  NSTAR Electric and WMECO were subject to a base distribution rate freeze through December 31, 2015.  NSTAR Gas distribution rates effective January 1, 2016 were established in an October 30, 2015 DPU distribution rate order.  See Massachusetts – NSTAR Gas Distribution Rates in this Regulatory Developments and Rate Matters section for further information.  In New Hampshire, PSNH distribution rates were established in a settlement approved by the NHPUC in 2010.  Prior to the expiration of that settlement, the NHPUC approved the continuation, and increased funding via rates, of PSNH’s reliability enhancement program.  See New Hampshire - Distribution Rates in this Regulatory Developments and Rate Matters section for further information.

Electric and Natural Gas Retail Rates:

The Eversource EDCs obtain and resell power to retail customers who choose not to buy energy from a competitive energy supplier.  The natural gas distribution companies procure natural gas for firm and seasonal customers.  These energy supply procurement costs are recovered from customers in energy supply rates that are approved by the respective state regulatory commission.  The rates are reset periodically and are fully reconciled to their costs.  Each electric and natural gas distribution company fully recovers its energy supply costs through approved regulatory rate mechanisms and, therefore, such costs have no impact on earnings.

The electric and natural gas distribution companies also recover certain costs on a fully reconciling basis through regulatory commission-approved cost tracking mechanisms and, therefore, such costs have no impact on earnings.  Costs recovered through costs tracking mechanisms include energy efficiency program costs, electric transmission charges, electric federally mandated congestion charges, system resiliency costs, certain uncollectible hardship bad debt expenses, and restructuring and stranded costs resulting from deregulation.  The reconciliation filings compare the total actual costs allowed to revenue requirements related to these services and the difference between the costs incurred (or the rate recovery allowed) and the actual costs allowed is deferred and included, to be either recovered or refunded, in future customer rates.

Connecticut:

CL&P Distribution Rates:  In December 2014, the PURA granted a re-opener request to CL&P’s base distribution rate application for further review of the appropriate balance of ADIT utilized in the calculation of rate base.  On July 2, 2015, the PURA issued a final order that approved a settlement agreement filed on May 19, 2015 between CL&P and the PURA Prosecutorial Staff.  The order allows for an increase to rate base of approximately $163 million associated with ADIT, including a regulatory asset to recover the incremental revenue requirement for the period December 1, 2014 through November 30, 2015 over a subsequent 24-month period.  The rate base increase provided an increase to total allowed annual revenue requirements of $18.4 million beginning December 1, 2014.  As part of the settlement agreement, the $18.4 million for the period December 1, 2014 through November 30, 2015 was recorded as a regulatory asset with a corresponding increase in Operating Revenues, and is being collected from customers in rates over a 24-month period beginning December 1, 2015.

CL&P and Yankee Gas Conservation and Load Management Plan:  On December 31, 2015, DEEP approved the three-year electric and natural gas C&LM plan filed by CL&P and Yankee Gas, which was jointly developed with the Connecticut EDCs and natural gas distribution companies.  The C&LM plan, which covers the years 2016 through 2018, was built upon the continued success and momentum of the previous C&LM plans and includes performance incentives totaling $24 million over the three-year period related to proposed savings goals for CL&P and Yankee Gas.

Yankee Gas Settlement Agreement:  On April 29, 2015, the PURA approved a settlement agreement entered into among Yankee Gas, the Connecticut Office of Consumer Counsel, and the PURA Staff, which eliminated the requirement to file a base distribution rate case in 2015.  Under the terms of the settlement agreement, Yankee Gas provided a $1.5 million rate credit to firm customers beginning in December 2015 and continued through February 2016, and established an earnings sharing mechanism whereby Yankee Gas and its customers will share equally in any earnings exceeding a 9.5 percent ROE in a twelve month period commencing with the period from April 1, 2015 through March 31, 2016.  Additionally, Yankee Gas shall forgo its right to file a rate case for an increase in its base distribution rates prior to January 1, 2017.  This does not impact the rates charged under the Connecticut comprehensive energy strategy (CES) program.  The settlement agreement also resolved two pending regulatory proceedings before the PURA pertaining to a review of Yankee Gas’ overearnings.  In 2015, Yankee Gas recorded the $1.5 million expected refund to customers as a reduction to operating revenues.

Massachusetts:

NSTAR Electric and NSTAR Gas Comprehensive Settlement Agreement:  On March 2, 2015, the DPU approved the comprehensive settlement agreement between NSTAR Electric, NSTAR Gas and the Massachusetts Attorney General (the "Settlement") as filed with the DPU on December 31, 2014.  The Settlement resolved the outstanding NSTAR Electric CPSL program filings for 2006 through 2011, the NSTAR Electric and NSTAR Gas PAM and energy efficiency-related customer billing adjustments reported in 2012, and the recovery of LBR related to NSTAR Electric's energy efficiency programs for 2009 through 2011 (11 dockets in total).  In the first quarter of 2015, as a result of the DPU order, NSTAR Electric and NSTAR Gas commenced refunding a combined $44.7 million to customers, which was recorded as a regulatory liability.  Refunds to customers will continue through December 2016.  As a result of the Settlement, NSTAR Electric increased its operating revenues and decreased its amortization expense in 2015, resulting in the recognition of a $13 million after-tax benefit.

NSTAR Electric Basic Service Bad Debt Adder:  On January 7, 2015, the DPU issued an order concluding that NSTAR Electric had removed energy-related bad debt costs from base distribution rates effective January 1, 2006.  As a result of the DPU order, in the first quarter of 2015, NSTAR Electric increased its regulatory assets and reduced its operations and maintenance expense by an under recovered amount of $24.2 million for energy-related bad debt costs through 2014, resulting in after-tax earnings of $14.5 million.  NSTAR Electric filed for recovery of the energy-related bad debt costs regulatory asset from customers and on November 20, 2015, the DPU approved NSTAR Electric’s proposed rate increase to recover these costs over a 12-month period, beginning January 1, 2016.

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

NSTAR Electric, WMECO and NSTAR Gas Energy Efficiency Plan:  The Massachusetts EDCs and natural gas distribution companies have increased their energy efficiency savings achievements significantly since the enactment of the Green Communities Act in 2008, with electric savings almost tripling between 2008 and 2014.  On January 28, 2016, the DPU issued an order approving NSTAR Electric’s, WMECO’s, and NSTAR Gas’ three-year electric and natural gas energy efficiency plan, which was jointly developed with other Massachusetts EDCs and natural gas distribution companies.  As part of this plan, which covers the years 2016 through 2018, NSTAR Electric, WMECO, and NSTAR Gas will maintain aggressive savings goals.  The plan includes the ability to earn performance incentives related to these aggressive savings goals totaling $58 million over the three-year period for NSTAR Electric, WMECO and NSTAR Gas, as well as recovery of LBR of approximately $50 million on an annual basis for NSTAR Electric until it is operating under a decoupled rate structure.

NSTAR Electric DPU Safety and Reliability Programs:  The safety and reliability programs allowed NSTAR Electric to recover $15 million per year, through December 31, 2015, related to DPU approved safety and reliability programs, which are designed to mitigate stray voltage and repair and replace portions of the system to increase and enhance customer safety.

NSTAR Gas Distribution Rates:  On October 30, 2015, the DPU issued its order in the NSTAR Gas distribution rate case, which approved an annualized base rate increase of $15.8 million, plus other increases of approximately $11.5 million, mostly relating to recovery of pension and PBOP expenses and the Hopkinton Gas Service Agreement (GSA), effective January 1, 2016.  In the order, the DPU also approved an authorized regulatory

ROE of 9.8 percent, the establishment of a revenue decoupling mechanism, the recovery of certain bad debt expenses, and a 52.1 percent equity component of its capital structure.  On November 19, 2015, NSTAR Gas filed a motion for reconsideration of the order with the DPU seeking the correction of mathematical errors and other plant and cost of service items.

As a result of this order, Eversource recorded regulatory deferrals for costs that have been approved for recovery or are expected to be approved for recovery in future rate proceedings, which resulted in the recognition of a $10.3 million after-tax benefit in 2015.  Included in this amount is a $6.3 million after-tax benefit recorded at NSTAR Electric for certain uncollectible hardship accounts receivable that are expected to be recovered in future rates given the allowed recoveries of uncollectible hardship accounts receivable by WMECO and NSTAR Gas.

NSTAR Gas - Gas Service Agreement:  On April 29, 2015, the DPU approved the GSA, subject to DPU modifications, between NSTAR Gas and Hopkinton LNG Corp. (HOPCO), an indirect, wholly-owned subsidiary of Eversource.  On October 30, 2015, the DPU issued its order in the NSTAR Gas distribution rate case that required minor changes to the GSA.  On May 22, 2015 and November 17, 2015, we filed revised GSAs with the DPU reflecting these modifications.  The GSA effectively replaces the former gas services agreement in place between NSTAR Gas and HOPCO, maintains NSTAR Gas Company's entitlement to 100 percent of the current capacity of the HOPCO facilities, and provides for the recovery of costs associated with planned capital expenditures at the HOPCO facilities.  We currently estimate the HOPCO facilities’ capital expenditures to be approximately $200 million, most of which will be invested and placed into service in the first five years of the GSA.  The GSA has a 30-year term commencing on January 1, 2016.

New Hampshire:

Distribution Rates:  PSNH distribution rates were established in a settlement approved by the NHPUC in 2010.  Rates established therein will continue until changed by the NHPUC in a subsequent distribution rate proceeding.  In June 2015, PSNH sought and obtained approval for a distribution rate increase to fund continuation of the reliability enhancement program beyond the end of the PSNH's 2010 distribution rate settlement.

Generation Divestiture:

On June 10, 2015, Eversource and PSNH entered into the 2015 Public Service Company of New Hampshire Restructuring and Rate Stabilization Agreement (the Agreement) with the New Hampshire Office of Energy and Planning, certain members of the NHPUC staff, the Office of Consumer Advocate, two State Senators, and several other parties.  The Agreement was filed with the NHPUC on the same day.  Under the terms of the Agreement, PSNH has agreed to divest its generation assets upon NHPUC approval.  The Agreement is designed to provide a resolution of issues pertaining to PSNH's generation assets in pending regulatory proceedings before the NHPUC.  The Agreement provided for the Clean Air Project prudence proceeding to be resolved and all remaining Clean Air Project costs to be included in rates effective January 1, 2016.  As part of the Agreement, PSNH has agreed to forego recovery of $25 million of the deferred equity return related to the Clean Air Project.  In addition, PSNH will not seek a general distribution rate increase effective before July 1, 2017 and will contribute $5 million to create a clean energy fund, which will not be recoverable from its customers.  In 2015, PSNH recorded the $5 million contribution as a long-term liability and an increase to Operations and Maintenance expense on the statements of income.

Upon completion of the divestiture process, all remaining stranded costs will be recovered via bonds that will be secured by a non-bypassable charge or through other recoveries in rates billed to PSNH's customers.  For further information on the securitization legislation that was signed into law on July 9, 2015, see "Legislative and Policy Matters – New Hampshire" in this Management's Discussion and Analysis of Financial Conditions and Results of Operations.

On January 26, 2016, Advisory Staff of the NHPUC and the parties to the Agreement filed a stipulation with the NHPUC agreeing that near-term divestiture of PSNH’s generation was in the public interest and that the Agreement should be approved.  Implementation of the Agreement is subject to NHPUC approval, which is expected in early 2016.

We believe that full recovery of PSNH's generation assets is probable through a combination of cash flows during the remaining operating period, sales proceeds upon divestiture, and recovery of stranded costs in future rates.

Clean Air Project Prudence Proceeding:  The Clean Air Project, which involved the installation of wet scrubber technology at PSNH's Merrimack coal-fired generation station in Bow, New Hampshire, pursuant to state law, was placed in service in September 2011.  In April 2012, the NHPUC issued an order authorizing temporary rates to recover a significant portion of the Clean Air Project costs.

Pursuant to the Agreement, on December 22, 2015, the NHPUC approved PSNH’s request to increase its default energy service rate for full recovery of costs (including a return) related to the Clean Air Project, as well as a deferred equity return, effective January 1, 2016.  The approved energy supply portion of the 2016 rate is 9.99 cents per kWh (including all Clean Energy Project-related costs), and the SCRC rate for 2016 is a credit to customers of 0.017 cents per kWh.

Legislative and Policy Matters

Federal:  On December 18, 2015, the "Protecting Americans from Tax Hikes" Act became law, which extended the accelerated deduction of depreciation to businesses from 2015 through 2019.  This extended stimulus provides us with cash flow benefits of approximately $275 million (including approximately $105 million for CL&P) due to a refund of taxes paid in 2015 and lower expected tax payments in 2016 of approximately $300 million.

New Hampshire:  On July 9, 2015, the Governor of New Hampshire signed "An Act Relative to Electric Rate Reduction Financing" (the Act) permitting the NHPUC to issue finance orders that authorize the issuance of rate reduction bonds in accordance with the PSNH divestiture agreement and the expected NHPUC divestiture order, regarding cost recovery of the Clean Air project and divestiture of PSNH’s remaining generation plants.

Connecticut:  In 2015, the state of Connecticut enacted several changes to its corporate tax laws.  Among the changes, commencing as of January 1, 2015, is the reduction in the amount of tax credits that corporations can utilize against its tax liability in a year and a continuation of the corporate income tax surcharge through 2018, which effectively increases the state corporate tax rate to 9 percent for the years 2016 and 2017 and 8.25 percent for 2018.  Also, effective January 1, 2016, all Connecticut companies have a mandatory unitary tax filing requirement.  We continue to review the tax law changes and their impact on the effective tax rates of Eversource and CL&P.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and, at times, difficult, subjective or complex judgments.  Changes in these estimates, assumptions and judgments, in and of themselves, could materially impact our financial position, results of operations or cash flows.  Our management discusses with the Audit Committee of our Board of Trustees significant matters relating to critical accounting policies.  Our critical accounting policies are discussed below.  See the combined notes to our financial statements for further information concerning the accounting policies, estimates and assumptions used in the preparation of our financial statements.

Regulatory Accounting:  Our Regulated companies are subject to rate-regulation that is based on cost recovery and meets the criteria for application of accounting guidance for rate-regulated operations, which considers the effect of regulation on the timing of the recognition of certain revenues and expenses.  The Regulated companies' financial statements reflect the effects of the rate-making process.

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

We use our best judgment when recording regulatory assets and liabilities; however, regulatory commissions can reach different conclusions about the recovery of costs, and those conclusions could have a material impact on our financial statements.  We believe it is probable that each of the Regulated companies will recover the regulatory assets that have been recorded.  If we determine that we can no longer apply the accounting guidance applicable to rate-regulated enterprises to our operations, or that we cannot conclude it is probable that costs will be recovered from customers in future rates, the costs would be charged to earnings in the period in which the determination is made.

Unbilled Revenues:  The determination of retail energy sales to residential, commercial and industrial customers is based on the reading of meters, which occurs regularly throughout the month.  Billed revenues are based on these meter readings, and the majority of our recorded annual revenues is based on actual billings.  Because customers are billed throughout the month based on pre-determined cycles rather than on a calendar month basis, an estimate of electricity or natural gas delivered to customers for which the customers have not yet been billed is calculated as of the balance sheet date.

Unbilled revenues represent an estimate of electricity or natural gas delivered to customers but not yet billed.  Unbilled revenues are included in Operating Revenues on the statement of income and are assets on the balance sheet that are reclassified to Accounts Receivable in the following month as customers are billed.  Such estimates are subject to adjustment when actual meter readings become available or when there is a change in our estimates.

The Regulated companies estimate unbilled sales monthly using the daily load cycle method.  The daily load cycle method allocates billed sales to the current calendar month based on the daily load for each billing cycle.  The billed sales are subtracted from total month load, net of delivery losses, to estimate unbilled sales.  Unbilled revenues are estimated by first allocating unbilled sales to the respective customer classes, then applying an estimated rate by customer class to those sales.  The estimate of unbilled revenues is sensitive to factors such as energy demand, weather and changes in the composition of customer classes that can significantly impact the amount of revenues recorded at NSTAR Electric and PSNH because they do not have a revenue decoupling mechanism.  CL&P and WMECO record a regulatory deferral to reflect the actual allowed amount of revenue for decoupling, and unbilled revenues estimation is not critical to CL&P and WMECO.

Pension and PBOP:  We sponsor Pension and PBOP Plans to provide retirement benefits to our employees.  Effective January 1, 2015, the two Pension Plans were merged into one Pension Plan, sponsored by Eversource Service, and our PBOP Plans were merged into one PBOP Plan, sponsored by Eversource Service.  For each of these plans, several significant assumptions are used to determine the projected benefit obligation, funded status and net periodic benefit cost.  These assumptions include the expected long-term rate of return on plan assets, discount rate, compensation/progression rate, mortality assumptions, and health care cost trend rates.  We evaluate these assumptions at least annually and adjust them as necessary.  Changes in these assumptions could have a material impact on our financial position, results of operations or cash flows.

Pre-tax net periodic benefit expense for the Pension Plan (excluding the SERP Plans) was $124.2 million, $118.4 million and $236.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.  The pre-tax net periodic benefit expense for the PBOP Plan was $2.4 million, $8.1 million and $32.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Expected Long-Term Rate of Return on Plan Assets:  In developing this assumption, we consider historical and expected returns as well as input from our consultants.  Our expected long-term rate of return on assets is based on assumptions regarding target asset allocations and corresponding expected rates of return for each asset class.  We routinely review the actual asset allocations and periodically rebalance the investments to the targeted asset allocations when appropriate.  For the year ended December 31, 2015, our aggregate expected long-term rate of return assumption of 8.25 percent was used to determine our pension and PBOP expense.  For the forecasted 2016 pension and PBOP expense, our expected long-term rate of return of 8.25 percent for all plans was used reflecting our target asset allocations.

Discount Rate:  Payment obligations related to the Pension and PBOP Plans are discounted at interest rates applicable to the expected timing of each plan's cash flows.  The discount rate that was utilized in determining the 2015 pension and PBOP obligations was based on a yield-curve approach.  This approach utilizes a population of bonds with an average rating of AA based on bond ratings by Moody's, S&P and Fitch, and uses bonds with above median yields within that population.  As of December 31, 2015, the discount rates used to determine the funded status were 4.6 percent for the Pension Plan and 4.62 percent for the PBOP Plan.  As of December 31, 2014, the discount rates used were 4.2 percent for the Pension Plans and 4.22 percent for the PBOP Plans.  The increase in the discount rate used to calculate the funded status resulted in a decrease on the Pension and PBOP Plan's liability of approximately $267 million and $60 million, respectively, as of December 31, 2015.

Compensation/Progression Rate:  This assumption reflects the expected long-term salary growth rate, including consideration of the levels of increases built into collective bargaining agreements, and impacts the estimated benefits that Pension Plan participants receive in the future.  As of both December 31, 2015 and 2014, the compensation/progression rate used to determine the funded status was 3.5 percent.

Mortality Assumptions:  Assumptions as to mortality of the participants in our Pension and PBOP Plans are a key estimate in measuring the expected payments a participant may receive over their lifetime and the corresponding plan liability we need to record.  During 2014, the Society of Actuaries released a series of updated mortality tables resulting from studies that measured mortality rates for various groups of individuals.  The updated mortality tables released in 2014 increased the life expectancy of plan participants by three to five years and had the effect of increasing the estimated benefits to be provided to plan participants.  The impact of adopting the updated mortality tables on Eversource's liability as of December 31, 2014 was an increase of approximately $340 million and $82 million for the Pension and PBOP Plans, respectively.  In 2015, a revised scale for the mortality table was released having the effect of decreasing the estimate of benefits to be provided to plan participants.  The impact of the adoption of the new mortality scale resulted in a decrease of $48 million and $23 million for the Pension and PBOP Plans' liability, respectively, as of December 31, 2015.

Actuarial Determination of Expense:  Pension and PBOP expense is determined by our actuaries and consists of service cost and prior service cost, interest cost based on the discounting of the obligations, and amortization of actuarial gains and losses, offset by the expected return on plan assets.  Actuarial gains and losses represent differences between assumptions and actual information or updated assumptions.

The expected return on plan assets is determined by applying the assumed long-term rate of return to the Pension and PBOP Plan asset balances.  This calculated expected return is compared to the actual return or loss on plan assets at the end of each year to determine the investment gains or losses to be immediately reflected in unrecognized actuarial gains and losses.

Forecasted Expenses and Expected Contributions:  We estimate that the expense for the Pension Plan (excluding the SERP Plans) will be approximately $65 million and income for the PBOP Plan will be approximately $7.7 million, respectively, in 2016.  Effective January 1, 2016, we elected to transition the discount rate to the spot rate methodology from the yield-curve approach for the service and interest cost components of Pension and PBOP expense because it provides a more precise measurement by matching projected cash flows to the corresponding spot rates on the yield curve.  Historically, these components were estimated using the same weighted-average discount rate as for the funded status.  The discount rates used to estimate the 2016 service costs are 4.91 percent and 5.14 percent for the Pension and PBOP Plans, respectively.  The discount rates used to estimate the 2016 interest costs are 3.80 percent and 3.72 percent for the Pension and PBOP Plans, respectively.  Pension and PBOP expense for subsequent years will depend on future investment performance, changes in future discount rates and other assumptions, and various other factors related to the populations participating in the plans.  Pension and PBOP expense charged to earnings is net of the amounts capitalized.

Our policy is to annually fund the Pension Plan in an amount at least equal to the amount that will satisfy all federal funding requirements.  We contributed $154.6 million to the Pension Plan in 2015.  We currently estimate approximately $146 million of contributions to the Pension Plan in 2016.

For the PBOP Plan, it is our policy to annually fund the PBOP Plan though tax deductible contributions to external trusts.  We contributed $7.9 million to the PBOP Plan in 2015.  We currently estimate approximately $9.5 million in contributions to the PBOP Plan in 2016.

Sensitivity Analysis:  The following represents the hypothetical increase to the Pension Plan's (excluding the SERP Plans) and PBOP Plan's reported annual cost as a result of a change in the following assumptions by 50 basis points:

(Millions of Dollars)	Increase in Pension Plan Cost		Increase in PBOP Plan Cost
Assumption Change	As of December 31,
Eversource	2015	2014	2015	2014
Lower expected long-term rate of return	$20.6	$19.3	$4.2	$4.0

Lower discount rate	$26.3	$19.1	$6.2	$2.2

Higher compensation rate	$12.4	$10.2	N/A	N/A

Health Care Cost:  As of December 31, 2015, the health care cost trend rate assumption used to determine the PBOP Plan's year end funded status was 6.25 percent, subsequently decreasing to an ultimate rate of 4.5 percent in 2023. The effect of a hypothetical increase in the health care cost trend rate by one percentage point would be an increase to the service and interest cost components of PBOP Plan expense by $8.5 million in 2015, and a $115.3 million increase to the PBOP obligation.

Goodwill:  We have recorded approximately $3.5 billion of goodwill associated with previous mergers and acquisitions. We have identified our reporting units for purposes of allocating and testing goodwill as Electric Distribution, Electric Transmission and Natural Gas Distribution.  These reporting units are consistent with our operating segments underlying our reportable segments.  Electric Distribution and Electric Transmission reporting units include carrying values for the respective components of CL&P, NSTAR Electric, PSNH and WMECO.  The Natural Gas Distribution reporting unit includes the carrying values of NSTAR Gas and Yankee Gas.  As of December 31, 2015, goodwill was allocated to the reporting units as follows:  $2.5 billion to Electric Distribution, $0.6 billion to Electric Transmission, and $0.4 billion to Natural Gas Distribution.

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

We performed an impairment test of goodwill as of October 1, 2015 for the Electric Distribution, Electric Transmission and Natural Gas Distribution reporting units.  This evaluation required the consideration of several factors that impact the fair value of the reporting units, including conditions and assumptions that affect the future cash flows of the reporting units. Key considerations include discount rates, utility sector market performance and merger transaction multiples, and internal estimates of future cash flows and net income.

The 2015 goodwill impairment test resulted in a conclusion that goodwill is not impaired and no reporting unit is at risk of a goodwill impairment.

Income Taxes:  Income tax expense is estimated for each of the jurisdictions in which we operate and is recorded each quarter using an estimated annualized effective tax rate.  This process to record income tax expense involves estimating current and deferred income tax expense or benefit and the impact of temporary differences resulting from differing treatment of items for financial reporting and income tax return reporting purposes.  Such differences are the result of timing of the deduction for expenses, as well as any impact of permanent differences, non-tax deductible expenses, or other items that directly impact income tax expense as a result of regulatory activity (flow-through items).  The temporary differences and flow-through items result in deferred tax assets and liabilities that are included in the balance sheets.

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

Accounting for Environmental Reserves:  Environmental reserves are accrued when assessments indicate it is probable that a liability has been incurred and an amount can be reasonably estimated.  Adjustments made to estimates of environmental liabilities could have an adverse impact on earnings.  We estimate these liabilities based on findings through various phases of the assessment, considering the most likely action plan from a variety of available remediation options (ranging from no action required to full site remediation and long-term monitoring), current site information from our site assessments, remediation estimates from third party engineering and remediation contractors, and our prior experience in remediating contaminated sites.  If a most likely action plan cannot yet be determined, we estimate the liability based on the low end of a range of possible action plans. A significant portion of our environmental sites and reserve amounts relate to former MGP sites that were operated several decades ago and manufactured gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment.  As assessments on these sites are performed, we may receive new information to be considered in our estimates related to the extent and nature of the contamination and the costs of required remediation.

Our estimates also incorporate currently enacted state and federal environmental laws and regulations and data released by the EPA and other organizations.  The estimates associated with each possible action plan are judgmental in nature partly because there are usually several different remediation options from which to choose.  Our estimates are subject to revision in future periods based on actual costs or new information from other sources, including the level of contamination at the site, the extent of our responsibility or the extent of remediation required, recently enacted laws and regulations or a change in cost estimates due to certain economic factors.

Fair Value Measurements:  We follow fair value measurement guidance that defines fair value as the price that would be received for the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  We have applied this guidance to our Company's derivative contracts that are not elected or designated as "normal purchases or normal sales" (normal), to marketable securities held in trusts, to our investments in our Pension and PBOP Plans, and to nonfinancial assets such as goodwill and AROs.  This guidance was also applied in estimating the fair value of preferred stock and long-term debt.

Changes in fair value of the Regulated company derivative contracts are recorded as Regulatory Assets or Liabilities, as we recover the costs of these contracts in rates charged to customers.  These valuations are sensitive to the prices of energy and energy-related products in future years for which markets have not yet developed and assumptions are made.

We use quoted market prices when available to determine the fair value of financial instruments.  If quoted market prices are not available, fair value is determined using quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments that are not active and model-derived valuations.  When quoted prices in active markets for the same or similar instruments are not available, we value derivative contracts using models that incorporate both observable and unobservable inputs.  Significant unobservable inputs utilized in the models include energy and energy-related product prices for future years for long-dated derivative contracts and market volatilities.  Discounted cash flow valuations incorporate estimates of premiums or discounts, reflecting risk adjusted profit that would be required by a market participant to arrive at an exit price, using available historical market transaction information.  Valuations of derivative contracts also reflect our estimates of nonperformance risk, including credit risk.

Other Matters

Accounting Standards:  For information regarding new accounting standards, see Note 1C, "Summary of Significant Accounting Policies - Accounting Standards," to the financial statements.

Contractual Obligations and Commercial Commitments:  Information regarding our contractual obligations and commercial commitments as of December 31, 2015 is summarized annually through 2020 and thereafter as follows:

Eversource
(Millions of Dollars)	2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt maturities (a)	$200.0	$745.0	$960.0	$800.0	$295.0	$5,736.6	$8,736.6
Estimated interest payments on existing debt (b)	371.2	366.6	313.1	284.2	245.8	2,849.6	4,430.5
Capital leases (c)	2.2	2.1	2.1	2.0	2.0	1.4	11.8
Operating leases (d)	16.4	13.8	10.4	8.5	6.8	15.4	71.3
Funding of pension obligations (d) (e)	146.0	167.5	114.5	70.6	20.2	-	518.8
Funding of PBOP obligations (d)	9.5	9.2	9.4	9.6	-	-	37.7
Estimated future annual long-term contractual costs (f)	684.5	590.6	442.3	376.2	344.9	2,371.7	4,810.2
Total (g)	$1,429.8	$1,894.8	$1,851.8	$1,551.1	$914.7	$10,974.7	$18,616.9

CL&P
(Millions of Dollars)	2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt maturities (a)	$-	$250.0	$300.0	$250.0	$-	$1,990.3	$2,790.3
Estimated interest payments on existing debt (b)	140.0	136.0	117.8	102.4	95.5	1,402.7	1,994.4
Capital leases (c)	1.9	1.9	2.0	2.0	2.0	1.4	11.2
Operating leases (d)	2.9	2.0	1.3	1.0	0.7	1.7	9.6
Funding of pension obligations (d) (e)	0.4	15.5	26.3	21.1	6.1	-	69.4
Estimated future annual long-term contractual costs (f)	279.4	207.9	159.5	126.9	114.5	711.6	1,599.8
Total (g)	$424.6	$613.3	$606.9	$503.4	$218.8	$4,107.7	$6,474.7

(a)

Long-term debt maturities exclude the CYAPC pre-1983 spent nuclear fuel obligation, net unamortized premiums, discounts and debt issuance costs, and other fair value adjustments.

(b)

Estimated interest payments on fixed-rate debt are calculated by multiplying the coupon rate on the debt by its scheduled notional amount outstanding for the period of measurement.  Estimated interest payments on floating-rate debt are calculated by multiplying the end of 2015 floating-rate reset on the debt by its scheduled notional amount outstanding for the period of measurement.  This same rate is then assumed for the remaining life of the debt.

(c)

The capital lease obligations include interest.

(d)

Amounts are not included on our balance sheets.

(e)

These amounts represent Eversource's estimated pension contributions to its qualified Pension Plan.  Contributions in 2017 through 2020 and thereafter will vary depending on many factors, including the performance of existing plan assets, valuation of the plan's liabilities and long-term discount rates, and are subject to change.

(f)

Other than certain derivative contracts held by the Regulated companies, these obligations are not included on our balance sheets.

(g)

Does not include other long-term liabilities recorded on our balance sheet, such as environmental reserves, employee medical insurance, workers compensation and long-term disability insurance reserves, ARO liability reserves and other reserves, as we cannot make reasonable estimates of the timing of payments.  Also does not include amounts not included on our balance sheets for future funding of the Access Northeast project or for a contingent commitment of approximately $20 million to an energy investment fund, which would be invested under certain conditions, as we cannot make reasonable estimates of the periods or the investment contributions.

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

RESULTS OF OPERATIONS – EVERSOURCE ENERGY AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for Eversource for the years ended December 31, 2015, 2014, and 2013 included in this Annual Report on Form 10-K.

Comparison of 2015 to 2014:

	For the Years Ended December 31,
			Increase/
(Millions of Dollars)	2015	2014	(Decrease)	Percent
Operating Revenues	$7,954.8	$7,741.9	$212.9	2.7%
Operating Expenses:
Purchased Power, Fuel and Transmission	3,086.9	3,021.6	65.3	2.2
Operations and Maintenance	1,329.3	1,427.6	(98.3)	(6.9)
Depreciation	665.9	614.7	51.2	8.3
Amortization of Regulatory Assets, Net	22.3	10.7	11.6	(a)
Energy Efficiency Programs	495.7	473.1	22.6	4.8
Taxes Other Than Income Taxes	590.5	561.4	29.1	5.2
Total Operating Expenses	6,190.6	6,109.1	81.5	1.3
Operating Income	1,764.2	1,632.8	131.4	8.0
Interest Expense	372.4	362.1	10.3	2.8
Other Income, Net	34.2	24.6	9.6	39.0
Income Before Income Tax Expense	1,426.0	1,295.3	130.7	10.1
Income Tax Expense	540.0	468.3	71.7	15.3
Net Income	886.0	827.0	59.0	7.1
Net Income Attributable to Noncontrolling Interests	7.5	7.5	-	-
Net Income Attributable to Common Shareholders	$878.5	$819.5	$59.0	7.2%

(a) Percent greater than 100 percent not shown as it is not meaningful.

Operating Revenues
	For the Years Ended December 31,
			Increase /
(Millions of Dollars)	2015	2014	(Decrease)	Percent
Electric Distribution	$5,903.6	$5,663.4	$240.2	4.2%
Natural Gas Distribution	995.5	1,007.3	(11.8)	(1.2)
Electric Transmission	1,069.1	1,018.2	50.9	5.0
Other and Eliminations	(13.4)	53.0	(66.4)	(a)
Total Operating Revenues	$7,954.8	$7,741.9	$212.9	2.7%

(a) Percent greater than 100 percent not shown as it is not meaningful.

A summary of our retail electric sales volumes and firm natural gas sales volumes were as follows:

	For the Years Ended December 31,
			Increase/
	2015	2014	(Decrease)	Percent
Electric Sales Volumes in GWh:
Traditional	28,982	28,811	171	0.6%
Decoupled	25,634	25,631	3	-
Total Electric Sales Volumes in GWh	54,616	54,442	174	0.3%

Firm Natural Gas Sales Volumes in Million Cubic Feet	102,999	104,191	(1,192)	(1.1)%

Operating Revenues, which primarily consist of base electric and natural gas distribution revenues and tracked revenues further described below, increased by $212.9 million in the aggregate in 2015 compared to 2014.

Base electric and natural gas distribution revenues:  Base electric distribution segment revenues increased $150.9 million due primarily to CL&P’s base distribution rate increase, effective December 1, 2014 ($136.3 million) and higher retail sales volumes driven by weather impacts at our non-decoupled operating companies (traditional).  In addition, Operating Revenues increased $19.9 million at CL&P due to the PURA-approved settlement agreement regarding ADIT, $11 million for the Comprehensive Settlement Agreement associated with the recovery of LBR related to 2009 through 2011 energy efficiency programs at NSTAR Electric, and $20.7 million increase of 2015 LBR recognition at NSTAR Electric compared to 2014 LBR amounts.  The $19.9 million represents CL&P's revenue requirement from the settlement agreement's rate increase through December 31, 2015, and is being collected from customers in rates over a 24-month period beginning December 1, 2015.  The impact of colder winter weather experienced in the first quarter of 2015 and warmer weather in the third quarter of 2015, partially offset by milder winter weather in the fourth quarter of 2015, all as compared to the same periods in 2014, were the primary drivers of the increase in 2015 retail electric sales volumes of 0.6 percent and base electric distribution revenues at NSTAR Electric and PSNH.

For CL&P (effective December 1, 2014) and WMECO, fluctuations in retail electric sales volumes do not impact earnings due to their respective regulatory commission approved revenue decoupling mechanisms.  The revenue decoupling mechanisms permit recovery of a base amount of distribution revenues and break the relationship between sales volumes and revenues recognized.  Revenue decoupling mechanisms result in the recovery of our approved base distribution revenue requirements.  Therefore, changes in sales volumes had no impact on the level of base distribution revenue realized at our decoupled companies.

Firm natural gas base distribution segment revenues decreased $4.9 million due primarily to a 1.1 percent decrease in firm natural gas sales volumes in 2015, as compared to 2014.  This was due to record warm weather in the fourth quarter of 2015 when compared to 2014, partially offset by colder winter weather in the first quarter of 2015 compared to 2014.  Weather-normalized firm natural gas sales volumes (based on 30-year average temperatures) increased 2.5 percent in 2015 compared to 2014, due primarily to improved economic conditions as well as residential and commercial customer growth, partially offset by the impact of customer conservation efforts resulting from company-sponsored energy efficiency programs.

Tracked distribution revenues: Tracked revenues consist of certain costs that are recovered from customers in rates through regulatory commission-approved cost tracking mechanisms and therefore have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply procurement costs and other energy-related costs for our electric and natural gas customers, retail transmission charges, energy efficiency program costs, and restructuring and stranded cost recovery revenues.  Tracked electric distribution segment revenues increased primarily as a result of increases in energy supply costs ($176.4 million), driven by increased average retail rates, and increases in energy efficiency program revenues ($18.3 million).  These increases were partially offset by a decrease in retail electric transmission charges ($77.5 million) and a decrease in the federally mandated congestion charge primarily driven by refunds in 2015 for a prior year overrecovery ($103.9 million).  Tracked natural gas supply revenues decreased $20.1 million as a result of a decrease in average rates related to the recovery of natural gas supply costs.

Electric transmission revenues:  The electric transmission segment revenues increased by $50.9 million due primarily to the result of lower reserves associated with the FERC ROE complaint proceedings in 2015 compared to 2014 and higher revenue requirements associated with ongoing investments in our transmission infrastructure.

Other:  Other revenues decreased due primarily to the sale of Eversource's unregulated contracting business on April 13, 2015 ($55 million).

Purchased Power, Fuel and Transmission expense includes costs associated with purchasing electricity and natural gas on behalf of our customers.  These energy supply costs are recovered from customers in rates through reconciling cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power, Fuel and Transmission increased in 2015, as compared to 2014, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Electric Distribution	$74.8
Natural Gas Distribution	(1.6)
Electric Transmission	2.8
Other and Eliminations	(10.7)
Total Purchased Power, Fuel and Transmission	$65.3

The increase in purchased power costs at the electric distribution business was driven by higher prices associated with the procurement of energy supply in 2015, as compared to 2014.  The decrease in purchased power costs at the natural gas distribution business was due to lower average natural gas prices in 2015, as compared to 2014.

Operations and Maintenance expense includes tracked costs and costs that are part of base electric and natural gas distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance decreased in 2015, as compared to 2014, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Base Electric Distribution:
Resolution of basic service bad debt adder mechanism at NSTAR Electric	$(24.2)
Contribution to create clean energy fund in connection with the generation divestiture agreement at PSNH	5.0
Increase in employee-related expenses, including labor and benefits	1.8
Other operations and maintenance	7.0
Total Base Electric Distribution	(10.4)
Total Base Natural Gas Distribution	(1.5)
Total Tracked costs (Transmission and Electric and Natural Gas Distribution)	(9.3)
Total Distribution and Transmission	(21.2)
Other and eliminations:
Integration costs	(8.4)
Absence of Eversource's unregulated electrical contracting business due to sale in April 2015, net	(45.7)
Merger-related costs allowed for recovery	(7.0)
ES Parent and Other Companies	(16.0)
Total Operations and Maintenance	$(98.3)

Depreciation increased in 2015, as compared to 2014, due primarily to higher utility plant in service balances resulting from completed construction projects placed into service and an increase in depreciation rates at CL&P as a result of the distribution rate case effective December 1, 2014.

Amortization of Regulatory Assets, Net, which are tracked costs, include certain regulatory-approved tracking mechanisms.  Fluctuations in these costs are recovered from customers in rates and have no impact on earnings.  Amortization of Regulatory Assets, Net, increased in 2015, as compared to 2014, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
CL&P:
Amortization increase (including storm cost recovery) approved and included in base distribution rates	$61.0
Energy and energy-related supply costs tracking mechanism	(108.0)
NSTAR Electric (primarily the recognition of the Comprehensive Settlement Agreement, partially offset by transition costs tracking mechanism)	(6.7)
PSNH (primarily default energy service charge tracking mechanism)	45.9
WMECO (primarily the absence of the refund of DOE proceeds to customers in 2014 and energy and energy-related cost tracking mechanisms)	20.7
Other	(1.3)
Total Amortization of Regulatory Assets, Net	$11.6

The increase in CL&P's amortization was due primarily to an increase in storm cost recovery, which was approved and included in distribution rates effective December 1, 2014.  In connection with the Comprehensive Settlement Agreement associated with the CPSL program filings, NSTAR Electric recognized an $11.7 million benefit in the first quarter of 2015, which was recorded as a reduction to amortization expense.

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

Energy Efficiency Programs, which are tracked costs, increased in 2015, as compared to 2014, due primarily to an increase in energy efficiency costs in accordance with the three-year program guidelines established by the DPU at NSTAR Electric.

Taxes Other Than Income Taxes increased in 2015, as compared to 2014, due primarily to an increase in property taxes as a result of both an increase in utility plant balances and property tax rates.

Interest Expense increased in 2015, as compared to 2014, due primarily to an increase in interest on long-term debt ($9.3 million) as a result of new debt issuances in 2015 and an increase in interest on notes payable ($1.9 million).

Other Income, Net increased in 2015, as compared to 2014, due primarily to higher equity AFUDC amounts ($5.1 million) and an increase in interest income related to the deferred compensation plans ($4.3 million), partially offset by the absence in 2015 of a gain on the sale of land recorded in 2014 at CL&P ($4.5 million).

Income Tax Expense increased in 2015, as compared to 2014, due primarily to higher pre-tax earnings ($45.7 million), higher state taxes, the impact of adjusting our estimated tax expense to what was filed on our tax return (provision to return), the lower tax benefit in 2015 compared to 2014 from a change in tax reserves ($19.8 million), and higher items that impact our tax rate as a result of regulatory treatment (flow-through items) ($6.2 million).

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

CL&P and NSTAR Electric recognized lost base revenue (LBR) related to reductions in sales volume as a result of energy efficiency.  LBR is recovered from retail distribution customers.  Including the impact from the recognition of LBR, base distribution revenues increased in 2014, as compared to 2013.  We recognized $45.2 million of LBR in 2014, compared to $20.3 million in 2013.  Effective December 1, 2014, CL&P no longer recognizes LBR due to its revenue decoupling mechanism, which, similar to WMECO's revenue decoupling mechanism, provides a base amount of distribution revenues ($1.059 billion on an annual basis) that effectively breaks the relationship between revenues and customer electricity usage.  The revenue decoupling mechanism is designed to allow each of CL&P and WMECO to encourage energy efficiency for its customers without negatively impacting its revenues.

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

EARNINGS SUMMARY

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

ES parent and other companies, which include our unregulated businesses, had a net loss of $10.6 million in 2014, compared with earnings of $11.1 million in 2013.  Excluding the impact of integration costs, ES parent and other companies earned $11.5 million in 2014, compared with $24.9 million in 2013.  The earnings decrease in 2014 was due primarily to a higher effective tax rate.

LIQUIDITY

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

RESULTS OF OPERATIONS – THE CONNECTICUT LIGHT AND POWER COMPANY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P for the years ended December 31, 2015, 2014, and 2013 included in this Annual Report on Form 10-K:

Comparison of 2015 to 2014:

	For the Years Ended December 31,
			Increase/
(Millions of Dollars)	2015	2014	(Decrease)	Percent
Operating Revenues	$2,802.7	$2,692.6	$110.1	4.1%
Operating Expenses:
Purchased Power and Transmission	1,054.3	982.9	71.4	7.3
Operations and Maintenance	487.3	494.6	(7.3)	(1.5)
Depreciation	215.3	188.8	26.5	14.0
Amortization of Regulatory Assets, Net	12.3	59.3	(47.0)	(79.3)
Energy Efficiency Programs	153.7	156.3	(2.6)	(1.7)
Taxes Other Than Income Taxes	268.7	255.4	13.3	5.2
Total Operating Expenses	2,191.6	2,137.3	54.3	2.5
Operating Income	611.1	555.3	55.8	10.0
Interest Expense	145.8	147.4	(1.6)	(1.1)
Other Income, Net	11.5	13.4	(1.9)	(14.2)
Income Before Income Tax Expense	476.8	421.3	55.5	13.2
Income Tax Expense	177.4	133.5	43.9	32.9
Net Income	$299.4	$287.8	$11.6	4.0%

Operating Revenues
CL&P's retail sales volumes were as follows:
	For the Years Ended December 31,
	2015	2014	Increase	Percent
Retail Sales Volumes in GWh	22,071	22,046	25	0.1%

Operating Revenues

CL&P's Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, increased by $110.1 million in the aggregate in 2015 compared to 2014.

Base distribution revenues:  Base distribution revenues increased $136.3 million due to a base distribution rate increase effective December 1, 2014.  In addition, CL&P recognized $19.9 million in Operating Revenues due to the PURA-approved settlement agreement regarding ADIT.  The $19.9 million represents the revenue requirement from the settlement agreement's rate increase through December 31, 2015, and is being collected from customers in rates over a 24-month period beginning December 1, 2015.

Effective December 1, 2014, CL&P’s distribution revenues were decoupled from its sales volumes.  As a result, CL&P no longer earns LBR related to its energy efficiency programs.  The revenue decoupling mechanism permits recovery of a base amount of distribution revenues ($1.059 billion annually effective December 1, 2014) and breaks the relationship between sales volumes and revenues recognized.  Revenue decoupling mechanisms result in the recovery of our approved base distribution revenue requirements.  Therefore, changes in sales volumes had no impact on the level of base distribution revenue realized in 2015 and prospectively.

Tracked revenues:  Tracked revenues consist of certain costs that are recovered from customers in rates through PURA-approved cost tracking mechanisms and therefore have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply procurement and other energy-related costs, retail transmission charges, energy efficiency program costs and restructuring and stranded cost recovery revenues.  Tracked distribution revenues decreased primarily as a result of a decrease in the federally mandated congestion charge primarily driven by refunds in 2015 for a prior year overrecovery ($103.9 million) and a decrease in competitive transition assessment charges ($17 million), partially offset by an increase in energy supply costs ($51.1 million) driven by increased average retail rates, and an increase in retail transmission charges ($22.7 million).

Transmission revenues increased $5.8 million due primarily to the result of lower reserves associated with the FERC ROE complaint proceedings recorded in 2015 as compared to 2014, and higher revenue requirements associated with ongoing investments in our transmission infrastructure.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of CL&P's customers.  These energy supply costs are recovered from customers in PURA-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power and Transmission increased in 2015, as compared to 2014, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Purchased Power Costs	$54.6
Transmission Costs	17.8
Other	(1.0)
Total Purchased Power and Transmission	$71.4

Included in purchased power are the costs associated with CL&P's generation services charge (GSC) and deferred energy supply costs.  The GSC recovers energy-related costs incurred as a result of providing electric generation service supply to all customers that have not migrated to third party suppliers.  The increase in purchased power was due primarily to higher prices associated with the procurement of energy supply related to standard offer from third party suppliers.  The increase in transmission costs was primarily the result of higher Local Network Service (LNS) expenses, which are included in the retail transmission cost deferral.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance decreased in 2015, as compared to 2014, driven by an $11.1 million decrease in non-tracked costs, which was primarily attributable to lower employee-related expenses, partially offset by higher bad debt expense.  Tracked costs, which have no earnings impact, increased $3.8 million, which was primarily attributable to higher tracked bad debt expense, partially offset by lower employee-related expenses.

Depreciation increased in 2015, as compared to 2014, due primarily to an increase in depreciation rates as a result of the distribution rate case decision that was effective December 1, 2014 and higher utility plant in service balances.

Amortization of Regulatory Assets, Net decreased in 2015, as compared to 2014, due primarily to a decrease in the deferral of energy supply and energy-related costs that can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs ($108 million decrease in 2015 compared to 2014), partially offset by an increase in storm cost recovery and other cost recovery approved and included in distribution rates effective December 1, 2014 ($61 million increase in 2015 compared to 2014).  Fluctuations in energy supply and energy-related costs, which are the primary drivers in amortization, are recovered from customers in rates and have no impact on earnings.

Energy Efficiency Programs, which are tracked costs, decreased in 2015, as compared to 2014, due primarily to a decrease in the deferral, which reflects the actual costs of energy efficiency programs compared to estimated amounts billed to customers.  CL&P is allowed to recover its costs for various state energy policy initiatives and expanded energy efficiency programs.

Taxes Other Than Income Taxes increased in 2015, as compared to 2014, due primarily to an increase in property taxes as a result of both an increase in utility plant balances and property tax rates.

Other Income, Net decreased in 2015, as compared to 2014, due primarily to the absence in 2015 of a gain on the sale of land recorded in 2014 ($4.5 million), partially offset by higher equity AFUDC amounts ($2.3 million).

Income Tax Expense increased in 2015, as compared to 2014, due primarily to higher pre-tax earnings ($19.4 million), higher state income taxes, the impact of adjusting estimated tax expense to what was filed on our tax return (provision to return), the lower tax benefit in 2015 compared to 2014 from a change in tax reserves ($17.3 million), and higher items that impact our tax rate as a result of regulatory treatment (flow-through items) ($7.2 million).

EARNINGS SUMMARY

CL&P's earnings increased $11.6 million in 2015, as compared to 2014, driven by higher distribution revenues due primarily to the impact of the December 1, 2014 base distribution rate increase and the PURA-approved settlement agreement.  In addition, earnings increased due to lower operations and maintenance costs, which were primarily attributable to lower employee-related expenses, and lower reserves associated with the FERC ROE complaint proceedings recorded in 2015 compared to 2014.  These favorable earnings impacts were partially offset by higher income tax expense as a result of lower tax benefits available for utilization in 2015, higher property taxes and the absence of a gain on the sale of land recorded in 2014.

LIQUIDITY

In 2015, CL&P had cash flows provided by operating activities of $298.3 million, compared with $612.4 million in 2014.  The decrease in operating cash flows was due primarily to the approximate $245 million in payments made to fully satisfy the pre-1983 spent nuclear fuel obligation with the DOE.  Also contributing to the decrease in operating cash flows were DOE Damages proceeds received from the Yankee Companies of $2.3 million in 2015, compared to $68.6 million in 2014.

In late 2015, CL&P made a payment of $244.6 million to fully satisfy its obligation with the DOE, which was classified as long-term debt on the balance sheet as of December 31, 2014, for costs associated with the disposal of spent nuclear fuel and high-level radioactive waste for all periods prior to 1983 from its previous ownership interest in the Millstone nuclear power station.  CL&P divested its ownership interest in Millstone in 2001.  This payment included accumulated interest of $178 million.  CL&P funded its payment with the issuance of debt.

On December 18, 2015, the "Protecting Americans from Tax Hikes" Act became law, which extended the accelerated deduction of depreciation to businesses from 2015 through 2019.  This extended stimulus provides CL&P with cash flow benefits in 2016 of approximately $105 million due to a refund of taxes paid in 2015 and lower expected tax payments in 2016.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized portions of pension expense.  CL&P's investments totaled $523.8 million in 2015, compared with $515.7 million in 2014.

On October 26, 2015, ES parent and certain of its subsidiaries, including CL&P, amended and restated their joint $1.45 billion revolving credit facility and the termination date was extended to September 4, 2020.  The revolving credit facility serves to backstop ES parent's $1.45 billion commercial paper program.  The commercial paper program allows ES parent to issue commercial paper as a form of short-term debt with intercompany loans to certain subsidiaries, including CL&P.  As of December 31, 2015 and 2014, there were intercompany loans from ES parent of $277.4 million and $133.4 million, respectively, to CL&P.

On May 20, 2015 and December 1, 2015, CL&P issued $300 million and $50 million, respectively, of 4.15 percent 2015 Series A First and Refunding Mortgage Bonds due to mature in 2045.  The proceeds, net of issuance costs, were used to repay short-term borrowings.

On April 1, 2015, CL&P repaid at maturity the $100 million 5.00 percent 2005 Series A First and Refunding Mortgage Bonds using short-term borrowings and also redeemed the $62 million 1996A Series 1.55 percent PCRBs that were subject to mandatory tender, using short term borrowings.

Financing activities in 2015 included $196 million in common stock dividends paid to ES parent.

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

Base distribution revenues increased $9.1 million in 2014 compared to 2013, which was primarily attributable to the impact of the December 1, 2014 base distribution rate increase and the impact of LBR, partially offset by the impact of cooler summer weather as well as energy efficiency programs.  Enhancements to CL&P's energy efficiency programs were mandated by the Connecticut legislature in 2013.  Through November 30, 2014, CL&P was permitted to bill customers for LBR related to reductions in sales volume as a result of energy efficiency, and effective December 1, 2014, fluctuations in retail electric sales volumes do not impact earnings due to the PURA-approved revenue decoupling mechanism as a result of CL&P's base distribution rate case.  The revenue decoupling mechanism provides a base amount of distribution revenues ($1.059 billion on an annual basis) that effectively breaks the relationship between revenues and customer electricity usage.  The revenue decoupling mechanism is designed to allow CL&P to encourage energy efficiency for its customers without negatively impacting its revenues.

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

Amortization of Regulatory Assets, Net increased in 2014, as compared to 2013.  Fluctuations in energy supply and energy-related costs, which are the primary drivers in amortization, are recovered from customers in rates through cost tracking mechanisms and have no impact on earnings.

Energy Efficiency Programs, which are tracked costs, increased in 2014, as compared to 2013, due primarily to expanded energy conservation programs in 2014 as a result of 2013 legislative action.  In 2013, Connecticut enacted into law Public Act 13-298, which implemented a number of recommendations, including allowing electric distribution companies to recover their costs from various state energy policy initiatives and expanded energy efficiency programs.

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

RESULTS OF OPERATIONS – NSTAR ELECTRIC COMPANY AND SUBSIDIARY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for NSTAR Electric for the years ended December 31, 2015 and 2014 included in this Annual Report on Form 10-K:

	For the Years Ended December 31,
			Increase/
(Millions of Dollars)	2015	2014	(Decrease)	Percent
Operating Revenues	$2,681.3	$2,536.7	$144.6	5.7%
Operating Expenses:
Purchased Power and Transmission	1,190.2	1,122.3	67.9	6.1
Operations and Maintenance	306.5	327.0	(20.5)	(6.3)
Depreciation	196.8	188.7	8.1	4.3
Amortization of Regulatory Liabilities, Net	(13.0)	(6.3)	(6.7)	(a)
Energy Efficiency Programs	224.8	193.5	31.3	16.2
Taxes Other Than Income Taxes	133.2	133.0	0.2	0.2
Total Operating Expenses	2,038.5	1,958.2	80.3	4.1
Operating Income	642.8	578.5	64.3	11.1
Interest Expense	75.4	77.9	(2.5)	(3.2)
Other Income, Net	5.1	4.5	0.6	13.3
Income Before Income Tax Expense	572.5	505.1	67.4	13.3
Income Tax Expense	228.0	202.0	26.0	12.9
Net Income	$344.5	$303.1	$41.4	13.7%

(a) Percent greater than 100 percent not shown as it is not meaningful.

Operating Revenues
NSTAR Electric's retail sales volumes were as follows:

	For the Years Ended December 31,
	2015	2014	Increase	Percent
Retail Sales Volumes in GWh	21,055	20,925	130	0.6%

NSTAR Electric's Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, increased by $144.6 million in the aggregate in 2015 compared to 2014.

Base distribution revenues:  Base distribution revenues, excluding LBR, increased $6.5 million as a result of weather impacts.  The impact of colder winter weather experienced in the first quarter of 2015 and warmer weather in the third quarter of 2015, partially offset by milder winter weather in the fourth quarter of 2015, all as compared to the same periods in 2014, were the primary drivers of the increase in 2015 retail electric sales volumes of 0.6 percent.  In addition, NSTAR Electric is allowed to recover LBR related to reductions in sales volumes as a result of successful energy efficiency programs.  NSTAR Electric recognized $20.7 million more LBR in 2015 compared to 2014.

In connection with the Comprehensive Settlement Agreement, NSTAR Electric recognized an $11 million benefit in the first quarter of 2015 associated with the recovery of LBR related to 2009 through 2011 energy efficiency programs, which was recorded as an increase to Operating Revenues.  For further information, see "Regulatory Developments and Rate Matters – Massachusetts – NSTAR Electric and NSTAR Gas Comprehensive Settlement Agreement" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Tracked revenues:  Tracked revenues consist of certain costs that are recovered from customers in rates through DPU-approved cost tracking mechanisms and therefore have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply costs, retail transmission charges, energy efficiency program costs, net metering for distributed generation and transition cost recovery revenues.  Tracked distribution revenues increased primarily as a result of an increase in energy supply costs ($116.2 million), driven by increased average retail rates, and increased cost recovery related to energy efficiency programs ($31.1 million).  These increases were partially offset by decreased retail transmission charges ($80.6 million).

Transmission revenues increased by $23.9 million due primarily to higher revenue requirements associated with ongoing investments in our transmission infrastructure and the result of lower reserves associated with the FERC ROE complaint proceedings recorded in 2015 as compared to 2014.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of NSTAR Electric's customers.  These energy supply costs are recovered from customers in DPU-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power and Transmission increased in 2015, as compared to 2014, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Purchased Power Costs	$133.2
Transmission Costs	(65.4)
Other	0.1
Total Purchased Power and Transmission	$67.9

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

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance decreased in 2015, as compared to 2014, driven by a $6.8 million reduction in non-tracked costs, which was primarily attributable to the resolution of the basic service bad debt adder mechanism ($24.2 million) and lower bad debt expense, partially offset by increased employee-related expenses.  Tracked costs, which have no earnings impact, decreased $13.7 million, which was primarily attributable to lower employee-related expenses.  As a result of the October 30, 2015 DPU order in the NSTAR Gas distribution rate case, which allows for the recovery of certain uncollectible hardship accounts receivable, NSTAR Electric recorded regulatory deferrals for costs expected to be recovered in future rates given the allowed recoveries of uncollectible hardship accounts receivable by WMECO and NSTAR Gas, which resulted in the recognition of a $10.5 million pre-tax benefit in 2015.

Depreciation increased in 2015, as compared to 2014, due primarily to higher utility plant in service balances.

Amortization of Regulatory Liabilities, Net, reflects an $11.7 million benefit recognized in connection with the Comprehensive Settlement Agreement associated with the CPSL program filings in the first quarter of 2015, which was recorded as a reduction to amortization expense.  For further information, see "Regulatory Developments and Rate Matters – Massachusetts – NSTAR Electric and NSTAR Gas Comprehensive Settlement Agreement" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.  Partially offsetting this benefit was an increase in the recovery of previously deferred tracked transition costs, which increased amortization expense, in 2015 compared to 2014.  Fluctuations in these costs are recovered from customers in rates and have no impact on earnings.

Energy Efficiency Programs, which are tracked costs, increased in 2015, as compared to 2014, due primarily to an increase in energy efficiency costs incurred in accordance with the three-year program guidelines established by the DPU.

Income Tax Expense increased in 2015, as compared to 2014, due primarily to higher pre-tax earnings ($23.6 million), and higher state taxes and the impact of adjusting estimated tax expense to what was filed on our tax return (provision to return) ($2.4 million).

EARNINGS SUMMARY

NSTAR Electric's earnings increased $41.4 million in 2015, as compared to 2014, due primarily to the resolution of the basic service bad debt adder mechanism ($14.5 million), the favorable impact associated with the Comprehensive Settlement Agreement, which resolved eleven open dockets including the CPSL program filings and the recovery of LBR related to 2009 through 2011 energy efficiency programs ($13 million), the recovery of higher LBR related to 2015 energy efficiency programs, an increase in transmission earnings due primarily to a higher transmission rate base and lower reserves associated with the FERC ROE complaint proceedings recorded in 2015 compared to 2014, and higher retail sales volumes.  These favorable earnings impacts were partially offset by an increase in employee-related expenses and higher depreciation expense.

LIQUIDITY

NSTAR Electric had cash flows provided by operating activities of $657 million in 2015, compared with $533 million in 2014.  The improved operating cash flows were due primarily to a $110 million decrease in Pension and PBOP Plan cash contributions in 2015 compared to 2014, the $236.9 million favorable impact of receiving net income tax refunds in 2015 compared with making net income tax payments in 2014 due to the extension of the accelerated depreciation deduction.  These favorable cash flow impacts were partially offset by the impact of the timing of regulatory recoveries resulting from the increase in purchased power costs and the timing of collections and payments related to our working capital items, including affiliated company receivables, accounts receivable and accounts payable.  Accounts receivable increased due primarily to an increase in basic service rates effective January 1, 2015.  Also offsetting the favorable impacts were DOE Damages proceeds received from the Yankee Companies of $0.8 million in 2015, compared to $30.2 million in 2014.

NSTAR Electric has a five-year $450 million revolving credit facility.   On October 26, 2015, this revolving credit facility was amended and restated and the termination date was extended to September 4, 2020. This facility serves to backstop NSTAR Electric's existing $450 million commercial paper program. As of December 31, 2015 and 2014, NSTAR Electric had $62.5 million and $302 million, respectively, in short-term borrowings outstanding under its commercial paper program, leaving $387.5 million and $148 million of available borrowing capacity as of December 31, 2015 and 2014, respectively.  The weighted-average interest rate on these borrowings as of December 31, 2015 and 2014 was 0.40 percent and 0.27 percent, respectively.

RESULTS OF OPERATIONS – PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for PSNH for the years ended December 31, 2015 and 2014 included in this Annual Report on Form 10-K:

	For the Years Ended December 31,
			Increase/
(Millions of Dollars)	2015	2014	(Decrease)	Percent
Operating Revenues	$972.2	$959.5	$12.7	1.3%
Operating Expenses:
Purchased Power, Fuel and Transmission	247.7	313.7	(66.0)	(21.0)
Operations and Maintenance	276.5	261.9	14.6	5.6
Depreciation	105.4	98.4	7.0	7.1
Amortization of Regulatory Assets/(Liabilities), Net	16.3	(29.6)	45.9	(a)
Energy Efficiency Programs	14.3	14.3	-	-
Taxes Other Than Income Taxes	81.8	71.4	10.4	14.6
Total Operating Expenses	742.0	730.1	11.9	1.6
Operating Income	230.2	229.4	0.8	0.3
Interest Expense	46.0	45.4	0.6	1.3
Other Income, Net	3.3	2.0	1.3	65.0
Income Before Income Tax Expense	187.5	186.0	1.5	0.8
Income Tax Expense	73.1	72.1	1.0	1.4
Net Income	$114.4	$113.9	$0.5	0.4%

(a) Percent greater than 100 percent not shown as it is not meaningful.

Operating Revenues
PSNH's retail sales volumes were as follows:

	For the Years Ended December 31,
	2015	2014	Increase	Percent
Retail Sales Volumes in GWh	7,927	7,886	41	0.5%

PSNH's Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, increased by $12.7 million in the aggregate in 2015 compared to 2014.

Base distribution revenues:  Base distribution revenues increased $8.1 million as a result of a distribution rate increase effective July 1, 2015 and higher retail sales volumes driven by weather impacts. Sales volumes increased 0.5 percent in 2015, as compared to 2014, primarily related to the impact of colder winter weather experienced in the first quarter of 2015 and warmer weather in the third quarter of 2015, partially offset by milder winter weather in the fourth quarter of 2015, all as compared to the same periods in 2014.

Tracked revenues: Tracked revenues consist of certain costs that are recovered from customers in rates through NHPUC-approved cost tracking mechanisms and therefore have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply costs and costs associated with the generation of electricity for customers, retail transmission charges, energy efficiency program costs and stranded cost recovery revenues.  Tracked distribution revenues decreased primarily as a result of a reduction in wholesale generation revenues, partially offset by an increase in energy supply costs in 2015, as compared to 2014 ($11.2 million).

Transmission revenues increased by $12.5 million due primarily to higher revenue requirements associated with ongoing investments in our transmission infrastructure and lower reserves associated with the FERC ROE complaint proceedings recorded in 2015 compared to 2014.

Purchased Power, Fuel and Transmission expense includes costs associated with PSNH's generation of electricity as well as purchasing electricity on behalf of its customers.  These energy supply costs are recovered from customers in NHPUC-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power, Fuel and Transmission decreased in 2015, as compared to 2014, due primarily to the following:

(Millions of Dollars)	Decrease
Generation Fuel Costs	$(25.0)
Purchased Power Costs	(23.6)
Transmission Costs	(14.1)
Other	(3.3)
Total Purchased Power, Fuel and Transmission	$(66.0)

PSNH procures power through its own generation, long-term power supply contracts, and short-term purchases and spot purchases in the competitive New England wholesale power market.  The decrease in generation fuel costs was due primarily to a decrease in the amount of electricity generated by PSNH facilities during 2015, as compared to 2014.  The decrease in purchased power costs was due to lower power prices of short-term and spot purchases made in the wholesale power market during 2015, as compared to 2014.  The decrease in transmission costs was primarily the result of a decrease in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance increased in 2015, as compared to 2014, driven by a $7.5 million increase in tracked costs, which have no earnings impact, that was primarily attributable to increased maintenance activities at PSNH's generating facilities, partially offset by lower employee-related expenses, and a $7.1 million increase in non-tracked costs, which was primarily attributable to a $5 million contribution to create a clean energy fund that was recorded in 2015 in connection with the generation divestiture agreement, which is not recoverable from customers.

Depreciation increased in 2015, as compared to 2014, due primarily to higher utility plant in service balances.

Amortization of Regulatory Assets/(Liabilities), Net reflects an increase in the deferral to expense of energy supply costs and other amortizations for 2015, as compared to 2014.  Fluctuations in these costs are recovered from customers in rates and have no impact on earnings.

Taxes Other Than Income Taxes increased in 2015, as compared to 2014, due primarily to an increase in property taxes as a result of an increase in utility plant balances.

EARNINGS SUMMARY

PSNH's earnings increased $0.5 million in 2015 compared to 2014, driven by higher distribution revenues due primarily to the impact of the distribution rate increase effective July 1, 2015 and higher retail sales volumes, and an increase in transmission earnings due primarily to a higher transmission rate base and lower reserves associated with the FERC ROE complaint proceedings recorded in 2015 compared to 2014.  These favorable earnings impacts were offset by a $5 million contribution to create a clean energy fund recorded in 2015 in connection with the generation divestiture agreement, which is not recoverable from customers, higher property tax expense, higher depreciation expense and an increase in operations and maintenance costs.

LIQUIDITY

PSNH had cash flows provided by operating activities of $274.5 million in 2015, as compared to $248 million in 2014.  The increase in operating cash flows was due primarily to the timing of payments related to fuel, materials and supplies as well as an increase in recoveries from customers in 2015, compared to 2014, and the timing of collections and payments related to our working capital items, including accounts receivable and accounts payable.  Partially offsetting these favorable impacts were DOE Damages proceeds received from the Yankee Companies of $1 million in 2015, compared to $14.5 million in 2014.

RESULTS OF OPERATIONS – WESTERN MASSACHUSETTS ELECTRIC COMPANY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for WMECO for the years ended December 31, 2015 and 2014 included in this Annual Report on Form 10-K:

	For the Years Ended December 31,
			Increase/
(Millions of Dollars)	2015	2014	(Decrease)	Percent
Operating Revenues	$518.1	$493.4	$24.7	5.0%
Operating Expenses:
Purchased Power and Transmission	177.2	172.9	4.3	2.5
Operations and Maintenance	86.3	89.4	(3.1)	(3.5)
Depreciation	43.4	41.9	1.5	3.6
Amortization of Regulatory Assets/(Liabilities), Net	14.5	(6.2)	20.7	(a)
Energy Efficiency Programs	42.9	42.9	-	-
Taxes Other Than Income Taxes	38.3	34.9	3.4	9.7
Total Operating Expenses	402.6	375.8	26.8	7.1
Operating Income	115.5	117.6	(2.1)	(1.8)
Interest Expense	24.7	24.9	(0.2)	(0.8)
Other Income, Net	2.7	2.4	0.3	12.5
Income Before Income Tax Expense	93.5	95.1	(1.6)	(1.7)
Income Tax Expense	37.0	37.3	(0.3)	(0.8)
Net Income	$56.5	$57.8	$(1.3)	(2.2)%

(a) Percent greater than 100 percent not shown as it is not meaningful

Operating Revenues
WMECO's retail sales volumes were as follows:
	For the Years Ended December 31,
	2015	2014	Decrease	Percent
Retail Sales Volumes in GWh	3,563	3,586	(23)	(0.6)%

Operating Revenues

WMECO's Operating Revenues increased by $24.7 million in 2015 compared to 2014.

Fluctuations in WMECO's sales volumes have no impact on total operating revenues or earnings, as WMECO’s revenues are decoupled from sales volumes.  Fluctuations in the overall level of operating revenues are primarily related to tracked revenues.  Tracked revenues consist of certain costs that are recovered from customers in rates through DPU-approved cost tracking mechanisms and therefore have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply costs, transmission related costs, energy efficiency programs, low income assistance programs, and restructuring and stranded costs as a result of deregulation.  Tracked revenues increased due primarily to an increase in energy supply costs ($20.3 million) driven by increased average retail rates.  The increase in Operating Revenues was partially offset by a $3.9 million decrease in revenues that impacts earnings due to the absence of a 2014 wholesale billing adjustment.

Transmission revenues increased by $8.7 million due primarily to higher revenue requirements associated with ongoing investments in our transmission infrastructure and the impact of a lower FERC ROE complaint proceedings reserve recorded in 2015 as compared to 2014.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of WMECO's customers.  These energy supply costs are recovered from customers in DPU-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power and Transmission increased in 2015, as compared to 2014, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Purchased Power Costs	$18.1
Transmission Costs	(13.8)
Total Purchased Power and Transmission	$4.3

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

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance decreased in 2015, as compared to 2014, driven by $3.9 million reduction in tracked costs, which have no earnings impact, that was primarily attributable to lower employee-related expenses, partially offset by higher tracked bad debt expense.  Non-tracked costs increased $0.8 million, which was primarily attributable to higher bad debt expense, partially offset by a decrease in workers' compensation claims.

Depreciation increased in 2015, as compared to 2014, due primarily to higher utility plant in service balances.

Amortization of Regulatory Assets/(Liabilities), Net reflects the absence of the refund of the DOE proceeds to customers in 2014 as well as energy and energy related costs and amortizations that can fluctuate period to period based on timing of costs incurred and related rate changes to recover these costs.  Fluctuations in energy and energy related costs are recovered from customers in rates and have no impact on earnings.

Taxes Other Than Income Taxes increased in 2015, as compared 2014, due primarily to an increase in property taxes as a result of an increase in utility plant balances.

EARNINGS SUMMARY

WMECO's earnings decreased $1.3 million in 2015, as compared to 2014, due primarily to the absence of a 2014 wholesale billing adjustment, which favorably impacted 2014 revenues and interest expense, higher property tax expense and an increase in non-tracked operations and maintenance costs.  Partially offsetting these unfavorable earnings impacts was an increase in transmission earnings due primarily to a higher transmission rate base and lower reserves associated with the FERC ROE complaint proceedings recorded in 2015 compared to 2014.

LIQUIDITY

WMECO had cash flows provided by operating activities of $43 million in 2015, compared with $153.3 million in 2014.  The decrease in operating cash flows was due primarily to the $57.4 million payment made from WMECO’s spent nuclear fuel trust to fully satisfy the pre-1983 spent nuclear fuel obligation with the DOE.  Also contributing to the decrease in operating cash flows were DOE Damages proceeds received from the Yankee Companies of $0.6 million in 2015, compared to $18.9 million in 2014, the unfavorable impact of accounts receivable due primarily to an increase in basic service rates effective January 1, 2015, and the timing of regulatory recoveries resulting from the increase in purchased power costs.  Partially offsetting these unfavorable cash flow impacts were lower income tax payments in 2015 compared to 2014.

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

Other Risk Management Activities

We have an Enterprise Risk Management (ERM) program for identifying the principal risks of the Company.  Our ERM program involves the application of a well-defined, enterprise-wide methodology designed to allow our Risk Committee, comprised of our senior officers and directors of the Company, to identify, categorize, prioritize, and mitigate the principal risks to the Company.  The ERM program is integrated with other assurance functions throughout the Company including Compliance, Auditing, and Insurance to ensure appropriate coverage of risks that could impact the Company.  In addition to known risks, ERM identifies emerging risks to the Company, through participation in industry groups, discussions with management and in consultation with outside advisers.  Our management then analyzes risks to determine materiality, likelihood and impact, and develops mitigation strategies.  Management broadly considers our business model, the utility industry, the global economy and the current environment to identify risks.  The Finance Committee of the Board of Trustees is responsible for oversight of the Company's ERM program and enterprise-wide risks as well as specific risks associated with insurance, credit, financing, investments, pensions and overall system security including cyber security.  The findings of the ERM process are periodically discussed with the Finance Committee of our Board of Trustees, as well as with other Board Committees or the full Board of Trustees, as appropriate, including reporting on how these issues are being measured and managed.  However, there can be no assurances that the Enterprise Risk Management process will identify or manage every risk or event that could impact our financial position, results of operations or cash flows.

Interest Rate Risk Management:  We manage our interest rate risk exposure in accordance with our written policies and procedures by maintaining a mix of fixed and variable rate long-term debt.  As of December 31, 2015, approximately 95 percent of our long-term debt, including fees and interest due for CYAPC's spent nuclear fuel disposal costs, was at a fixed interest rate.  The remaining long-term debt is at variable interest rates and is subject to interest rate risk that could result in earnings volatility.  Assuming a one percentage point increase in our variable interest rates, annual interest expense would have increased by a pre-tax amount of $4.7 million.

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

Our Regulated companies are subject to credit risk from certain long-term or high-volume supply contracts with energy marketing companies.  Our Regulated companies manage the credit risk with these counterparties in accordance with established credit risk practices and monitor contracting risks, including credit risk.  As of December 31, 2015, our Regulated companies did not hold collateral (letters of credit) from counterparties related to our standard service contracts. As of December 31, 2015, Eversource had $17.1 million of cash posted with ISO-NE related to energy purchase transactions.

For further information on cash collateral deposited and posted with counterparties, see Note 1G, "Summary of Significant Accounting Policies - Deposits," and Note 4, "Derivative Instruments," to the financial statements.

If the respective unsecured debt ratings of Eversource or its subsidiaries were reduced to below investment grade by either Moody's or S&P, certain of Eversource's contracts would require additional collateral in the form of cash to be provided to counterparties and independent system operators.  Eversource would have been and remains able to provide that collateral.

Item 8.

Financial Statements and Supplementary Data

Eversource
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
Company Report on Internal Controls Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Financial Statements

Company Report on Internal Controls Over Financial Reporting

Eversource Energy

Management is responsible for the preparation, integrity, and fair presentation of the accompanying consolidated financial statements of Eversource Energy and subsidiaries (Eversource or the Company) and of other sections of this annual report.  Eversource's internal controls over financial reporting were audited by Deloitte & Touche LLP.

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

Under the supervision and with the participation of the principal executive officer and principal financial officer, Eversource conducted an evaluation of the effectiveness of internal controls over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting were effective as of December 31, 2015.

February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of Eversource Energy:

We have audited the accompanying consolidated balance sheets of Eversource Energy and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, common shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015.  Our audits also included the financial statement schedules listed in the Index at Item 15 of Part IV.  We also have audited the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Company Report on Internal Controls Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eversource Energy and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Hartford, Connecticut

February 26, 2016

EVERSOURCE ENERGY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(Thousands of Dollars)	2015	2014

ASSETS

Current Assets:
Cash and Cash Equivalents	$23,947	$38,703
Receivables, Net	775,480	856,346
Unbilled Revenues	202,647	211,758
Taxes Receivable	305,359	337,307
Fuel, Materials and Supplies	336,476	349,664
Regulatory Assets	845,843	672,493
Prepayments and Other Current Assets	129,034	226,194
Total Current Assets	2,618,786	2,692,465

Property, Plant and Equipment, Net	19,892,441	18,647,041

Deferred Debits and Other Assets:
Regulatory Assets	3,737,960	4,054,086
Goodwill	3,519,401	3,519,401
Marketable Securities	516,478	515,025
Other Long-Term Assets	295,243	312,369
Total Deferred Debits and Other Assets	8,069,082	8,400,881

Total Assets	$30,580,309	$29,740,387

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable	$1,160,953	$956,825
Long-Term Debt - Current Portion	228,883	245,583
Accounts Payable	813,646	868,231
Regulatory Liabilities	107,759	235,022
Accumulated Deferred Income Taxes	-	160,288
Other Current Liabilities	678,549	668,432
Total Current Liabilities	2,989,790	3,134,381

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	5,147,678	4,467,473
Regulatory Liabilities	513,595	515,144
Derivative Liabilities	337,102	409,632
Accrued Pension, SERP and PBOP	1,407,288	1,638,558
Other Long-Term Liabilities	871,499	874,387
Total Deferred Credits and Other Liabilities	8,277,162	7,905,194

Capitalization:
Long-Term Debt	8,805,574	8,568,429

Noncontrolling Interest - Preferred Stock of Subsidiaries	155,568	155,568

Equity:
Common Shareholders' Equity:
Common Shares	1,669,313	1,666,796
Capital Surplus, Paid In	6,262,368	6,235,834
Retained Earnings	2,797,355	2,448,661
Accumulated Other Comprehensive Loss	(66,844)	(74,009)
Treasury Stock	(309,977)	(300,467)
Common Shareholders' Equity	10,352,215	9,976,815
Total Capitalization	19,313,357	18,700,812

Commitments and Contingencies (Note 11)

Total Liabilities and Capitalization	$30,580,309	$29,740,387

The accompanying notes are an integral part of these consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Thousands of Dollars, Except Share Information)	2015	2014	2013

Operating Revenues	$7,954,827	$7,741,856	$7,301,204

Operating Expenses:
Purchased Power, Fuel and Transmission	3,086,905	3,021,550	2,482,954
Operations and Maintenance	1,329,289	1,427,589	1,514,986
Depreciation	665,856	614,657	610,777
Amortization of Regulatory Assets, Net	22,339	10,704	206,322
Amortization of Rate Reduction Bonds	-	-	42,581
Energy Efficiency Programs	495,701	473,127	401,919
Taxes Other Than Income Taxes	590,573	561,380	512,230
Total Operating Expenses	6,190,663	6,109,007	5,771,769
Operating Income	1,764,164	1,632,849	1,529,435
Interest Expense	372,420	362,106	338,699
Other Income, Net	34,227	24,619	29,894
Income Before Income Tax Expense	1,425,971	1,295,362	1,220,630
Income Tax Expense	539,967	468,297	426,941
Net Income	886,004	827,065	793,689
Net Income Attributable to Noncontrolling Interests	7,519	7,519	7,682
Net Income Attributable to Common Shareholders	$878,485	$819,546	$786,007

Basic Earnings Per Common Share	$2.77	$2.59	$2.49

Diluted Earnings Per Common Share	$2.76	$2.58	$2.49

Weighted Average Common Shares Outstanding:
Basic	317,336,881	316,136,748	315,311,387
Diluted	318,432,687	317,417,414	316,211,160

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Net Income	$886,004	$827,065	$793,689
Other Comprehensive Income/(Loss), Net of Tax:
Qualified Cash Flow Hedging Instruments	2,079	2,037	2,049
Changes in Unrealized (Losses)/Gains on Marketable Securities	(2,588)	315	(940)
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	7,674	(30,330)	25,714
Other Comprehensive Income/(Loss), Net of Tax	7,165	(27,978)	26,823
Comprehensive Income Attributable to Noncontrolling Interests	(7,519)	(7,519)	(7,682)
Comprehensive Income Attributable to Common Shareholders	$885,650	$791,568	$812,830

The accompanying notes are an integral part of these consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

					Accumulated		Total
			Capital		Other		Common
	Common Shares		Surplus,	Retained	Comprehensive	Treasury	Shareholders'
(Thousands of Dollars, Except Share Information)	Shares	Amount	Paid In	Earnings	Income/(Loss)	Stock	Equity
Balance as of January 1, 2013	314,053,634	$ 1,662,547	$ 6,183,267	$ 1,802,714	$ (72,854)	$ (338,624)	$ 9,237,050
Net Income				793,689			793,689
Dividends on Common Shares - $1.47 Per Share				(462,741)			(462,741)
Dividends on Preferred Stock				(7,682)			(7,682)
Issuance of Common Shares, $5 Par Value	560,848	2,804	8,274				11,078
Long-Term Incentive Plan Activity			(10,748)				(10,748)
Issuance of Treasury Shares	659,077		17,381			12,087	29,468
Other Changes in Shareholders' Equity			(5,409)				(5,409)
Other Comprehensive Income					26,823		26,823
Balance as of December 31, 2013	315,273,559	1,665,351	6,192,765	2,125,980	(46,031)	(326,537)	9,611,528
Net Income				827,065			827,065
Dividends on Common Shares - $1.57 Per Share				(496,524)			(496,524)
Dividends on Preferred Stock				(7,519)			(7,519)
Issuance of Common Shares, $5 Par Value	288,941	1,445	5,164				6,609
Long-Term Incentive Plan Activity			(9,569)				(9,569)
Issuance of Treasury Shares	1,420,837		37,817			26,070	63,887
Other Changes in Shareholders' Equity			9,657	(341)			9,316
Other Comprehensive Loss					(27,978)		(27,978)
Balance as of December 31, 2014	316,983,337	1,666,796	6,235,834	2,448,661	(74,009)	(300,467)	9,976,815
Net Income				886,004			886,004
Dividends on Common Shares - $1.67 Per Share				(529,791)			(529,791)
Dividends on Preferred Stock				(7,519)			(7,519)
Issuance of Common Shares, $5 Par Value	503,443	2,517	6,951				9,468
Long-Term Incentive Plan Activity			(6,140)				(6,140)
Increase in Treasury Shares	(295,531)		22,070			(9,510)	12,560
Other Changes in Shareholders' Equity			3,653				3,653
Other Comprehensive Income					7,165		7,165
Balance as of December 31, 2015	317,191,249	$ 1,669,313	$ 6,262,368	$ 2,797,355	$ (66,844)	$ (309,977)	$ 10,352,215

The accompanying notes are an integral part of these consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Thousands of Dollars)	2015	2014	2013

Operating Activities:
Net Income	$886,004	$827,065	$793,689
Adjustments to Reconcile Net Income to Net Cash Flows
Provided by Operating Activities:
Depreciation	665,856	614,657	610,777
Deferred Income Taxes	491,736	443,259	431,413
Pension, SERP and PBOP Expense	96,017	99,056	195,698
Pension and PBOP Contributions	(162,452)	(211,649)	(342,184)
Regulatory (Under)/Over Recoveries, Net	(163,287)	6,853	(24,276)
Amortization of Regulatory Assets, Net	22,339	10,704	206,322
Amortization of Rate Reduction Bonds	-	-	42,581
(Payments)/Refunds Related to Spent Nuclear Fuel, Net	(297,253)	132,138	-
Other	(91,945)	39,523	56,071
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(39,797)	(122,139)	(163,549)
Fuel, Materials and Supplies	34,112	(41,310)	(14,811)
Taxes Receivable/Accrued, Net	30,282	(323,224)	(50,950)
Accounts Payable	(91,618)	144,743	(54,619)
Other Current Assets and Liabilities, Net	44,031	15,797	(22,623)
Net Cash Flows Provided by Operating Activities	1,424,025	1,635,473	1,663,539

Investing Activities:
Investments in Property, Plant and Equipment	(1,724,139)	(1,603,744)	(1,456,787)
Proceeds from Sales of Marketable Securities	799,165	488,789	627,532
Purchases of Marketable Securities	(717,114)	(491,220)	(679,784)
Other Investing Activities	(17,062)	14,380	67,816
Net Cash Flows Used in Investing Activities	(1,659,150)	(1,591,795)	(1,441,223)

Financing Activities:
Cash Dividends on Common Shares	(529,791)	(475,227)	(462,741)
Cash Dividends on Preferred Stock	(7,519)	(7,519)	(7,682)
(Decrease)/Increase in Short-Term Debt	(242,122)	285,075	(397,000)
Issuance of Long-Term Debt	1,225,000	725,000	1,680,000
Retirements of Long-Term Debt	(216,700)	(576,551)	(929,885)
Retirements of Rate Reduction Bonds	-	-	(82,139)
Other Financing Activities	(8,499)	883	(25,253)
Net Cash Flows Provided by/(Used in) Financing Activities	220,369	(48,339)	(224,700)
Net Decrease in Cash and Cash Equivalents	(14,756)	(4,661)	(2,384)
Cash and Cash Equivalents - Beginning of Year	38,703	43,364	45,748
Cash and Cash Equivalents - End of Year	$23,947	$38,703	$43,364

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

Under the supervision and with the participation of the principal executive officer and principal financial officer, CL&P conducted an evaluation of the effectiveness of internal controls over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting were effective as of December 31, 2015.

February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of The Connecticut Light and Power Company:

We have audited the accompanying balance sheets of The Connecticut Light and Power Company (the "Company") as of December 31, 2015 and 2014, and the related statements of income, comprehensive income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2015.  Our audits also included the financial statement schedule listed in the Index at Item 15 of Part IV.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of The Connecticut Light and Power Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Hartford, Connecticut

February 26, 2016

THE CONNECTICUT LIGHT AND POWER COMPANY
BALANCE SHEETS

	As of December 31,
(Thousands of Dollars)	2015	2014

ASSETS

Current Assets:
Cash	$1,057	$2,356
Receivables, Net	352,536	355,140
Accounts Receivable from Affiliated Companies	21,214	16,757
Unbilled Revenues	99,879	102,137
Taxes Receivable	137,643	116,148
Regulatory Assets	268,318	220,344
Materials and Supplies	43,124	46,664
Prepayments and Other Current Assets	32,234	37,822
Total Current Assets	956,005	897,368

Property, Plant and Equipment, Net	7,156,809	6,809,664

Deferred Debits and Other Assets:
Regulatory Assets	1,369,028	1,475,508
Other Long-Term Assets	111,115	161,860
Total Deferred Debits and Other Assets	1,480,143	1,637,368

Total Assets	$9,592,957	$9,344,400

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable to Eversource Parent	$277,400	$133,400
Long-Term Debt - Current Portion	-	162,000
Accounts Payable	267,764	272,971
Accounts Payable to Affiliated Companies	66,456	65,594
Obligations to Third Party Suppliers	60,746	73,624
Regulatory Liabilities	61,155	124,722
Derivative Liabilities	91,820	88,459
Other Current Liabilities	110,631	153,420
Total Current Liabilities	935,972	1,074,190

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,820,865	1,642,805
Regulatory Liabilities	74,830	81,298
Derivative Liabilities	336,189	406,199
Accrued Pension, SERP and PBOP	271,056	273,854
Other Long-Term Liabilities	133,446	148,844
Total Deferred Credits and Other Liabilities	2,636,386	2,553,000

Capitalization:
Long-Term Debt	2,763,682	2,664,243

Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200

Common Stockholder's Equity:
Common Stock	60,352	60,352
Capital Surplus, Paid In	1,910,663	1,804,869
Retained Earnings	1,170,278	1,072,477
Accumulated Other Comprehensive Loss	(576)	(931)
Common Stockholder's Equity	3,140,717	2,936,767
Total Capitalization	6,020,599	5,717,210

Commitments and Contingencies (Note 11)

Total Liabilities and Capitalization	$9,592,957	$9,344,400

The accompanying notes are an integral part of these financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
STATEMENTS OF INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2015	2014	2013

Operating Revenues	$2,802,675	$2,692,582	$2,442,341

Operating Expenses:
Purchased Power and Transmission	1,054,313	982,876	872,769
Operations and Maintenance	487,281	494,578	523,247
Depreciation	215,289	188,837	177,603
Amortization of Regulatory Assets, Net	12,318	59,336	4,870
Energy Efficiency Programs	153,725	156,335	89,858
Taxes Other Than Income Taxes	268,688	255,370	234,418
Total Operating Expenses	2,191,614	2,137,332	1,902,765
Operating Income	611,061	555,250	539,576
Interest Expense	145,795	147,421	133,650
Other Income, Net	11,490	13,376	15,149
Income Before Income Tax Expense	476,756	421,205	421,075
Income Tax Expense	177,396	133,451	141,663
Net Income	$299,360	$287,754	$279,412

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF COMPREHENSIVE INCOME

Net Income	$299,360	$287,754	$279,412
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	444	444	444
Changes in Unrealized (Losses)/Gains on Marketable Securities	(89)	12	(31)
Other Comprehensive Income, Net of Tax	355	456	413
Comprehensive Income	$299,715	$288,210	$279,825

The accompanying notes are an integral part of these financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
STATEMENTS OF COMMON STOCKHOLDER'S EQUITY

					Accumulated	Total
			Capital		Other	Common
	Common Stock		Surplus,	Retained	Comprehensive	Stockholder's
(Thousands of Dollars, Except Stock Information)	Stock	Amount	Paid In	Earnings	Income/(Loss)	Equity
Balance as of January 1, 2013	6,035,205	$60,352	$1,640,149	$839,628	$(1,800)	$2,538,329
Net Income				279,412		279,412
Dividends on Preferred Stock				(5,559)		(5,559)
Dividends on Common Stock				(151,999)		(151,999)
Allocation of Benefits - ESOP			1,847			1,847
Capital Stock Expenses, Net			51			51
Capital Contributions from Eversource Parent			40,000			40,000
Other Comprehensive Income					413	413
Balance as of December 31, 2013	6,035,205	60,352	1,682,047	961,482	(1,387)	2,702,494
Net Income				287,754		287,754
Dividends on Preferred Stock				(5,559)		(5,559)
Dividends on Common Stock				(171,200)		(171,200)
Allocation of Benefits - ESOP			2,771			2,771
Capital Stock Expenses, Net			51			51
Capital Contributions from Eversource Parent			120,000			120,000
Other Comprehensive Income					456	456
Balance as of December 31, 2014	6,035,205	60,352	1,804,869	1,072,477	(931)	2,936,767
Net Income				299,360		299,360
Dividends on Preferred Stock				(5,559)		(5,559)
Dividends on Common Stock				(196,000)		(196,000)
Allocation of Benefits - ESOP			743			743
Capital Stock Expenses, Net			51			51
Capital Contributions from Eversource Parent			105,000			105,000
Other Comprehensive Income					355	355
Balance as of December 31, 2015	6,035,205	$60,352	$1,910,663	$1,170,278	$(576)	$3,140,717

The accompanying notes are an integral part of these financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Thousands of Dollars)	2015	2014	2013

Operating Activities:
Net Income	$299,360	$287,754	$279,412
Adjustments to Reconcile Net Income to Net Cash Flows
Provided by Operating Activities:
Depreciation	215,289	188,837	177,603
Deferred Income Taxes	135,994	130,949	130,038
Pension, SERP and PBOP Expense, Net of PBOP Contributions	14,091	14,992	24,416
Regulatory (Under)/Over Recoveries, Net	(53,781)	(20,502)	28,298
Amortization of Regulatory Assets, Net	12,318	59,336	4,870
(Payments)/Refunds Related to Spent Nuclear Fuel, Net	(242,231)	68,610	-
Other	(36,385)	(1,342)	(3,478)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(29,195)	(78,631)	(56,593)
Materials and Supplies	22,810	13,063	9,997
Taxes Receivable/Accrued, Net	(13,517)	(126,376)	(41,594)
Accounts Payable	(16,910)	68,891	(66,225)
Other Current Assets and Liabilities, Net	(9,514)	6,838	8,513
Net Cash Flows Provided by Operating Activities	298,329	612,419	495,257

Investing Activities:
Investments in Property, Plant and Equipment	(523,849)	(515,710)	(434,934)
Other Investing Activities	(716)	12,653	2,650
Net Cash Flows Used in Investing Activities	(524,565)	(503,057)	(432,284)

Financing Activities:
Cash Dividends on Common Stock	(196,000)	(171,200)	(151,999)
Cash Dividends on Preferred Stock	(5,559)	(5,559)	(5,559)
Decrease in Short-Term Debt	-	-	(89,000)
Increase/(Decrease) in Notes Payable to Eversource Parent	144,000	(153,900)	(117,800)
Issuance of Long-Term Debt	350,000	250,000	400,000
Retirements of Long-Term Debt	(162,000)	(150,000)	(125,000)
Capital Contributions from Eversource Parent	105,000	120,000	40,000
Other Financing Activities	(10,504)	(3,584)	(6,379)
Net Cash Flows Provided by/(Used in) Financing Activities	224,937	(114,243)	(55,737)
Net (Decrease)/Increase in Cash	(1,299)	(4,881)	7,236
Cash - Beginning of Year	2,356	7,237	1
Cash - End of Year	$1,057	$2,356	$7,237

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

Under the supervision and with the participation of the principal executive officer and principal financial officer, NSTAR Electric conducted an evaluation of the effectiveness of internal controls over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting were effective as of December 31, 2015.

February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of NSTAR Electric Company:

We have audited the accompanying consolidated balance sheets of NSTAR Electric Company and subsidiary (the "Company") as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2015.  Our audits also included the financial statement schedule listed in the Index at Item 15 of Part IV.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NSTAR Electric Company and subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Hartford, Connecticut

February 26, 2016

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(Thousands of Dollars)	2015	2014

ASSETS

Current Assets:
Cash and Cash Equivalents	$3,346	$12,773
Receivables, Net	229,936	234,481
Accounts Receivable from Affiliated Companies	4,034	40,353
Unbilled Revenues	29,464	29,741
Taxes Receivable	70,236	144,601
Materials and Supplies	75,487	74,179
Regulatory Assets	348,408	198,710
Prepayments and Other Current Assets	11,448	10,815
Total Current Assets	772,359	745,653

Property, Plant and Equipment, Net	5,655,458	5,335,436

Deferred Debits and Other Assets:
Regulatory Assets	1,112,977	1,179,100
Other Long-Term Assets	62,467	61,880
Total Deferred Debits and Other Assets	1,175,444	1,240,980

Total Assets	$7,603,261	$7,322,069

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable	$62,500	$302,000
Long-Term Debt - Current Portion	200,000	4,700
Accounts Payable	228,250	217,311
Accounts Payable to Affiliated Companies	38,648	63,517
Obligations to Third Party Suppliers	56,718	34,824
Renewable Portfolio Standards Compliance Obligations	104,847	60,750
Accumulated Deferred Income Taxes	-	55,136
Regulatory Liabilities	3,281	49,611
Other Current Liabilities	72,007	90,939
Total Current Liabilities	766,251	878,788

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,760,339	1,527,667
Regulatory Liabilities	264,352	262,738
Accrued Pension, SERP and PBOP	209,153	235,529
Other Long-Term Liabilities	120,939	129,279
Total Deferred Credits and Other Liabilities	2,354,783	2,155,213

Capitalization:
Long-Term Debt	1,829,766	1,781,541

Preferred Stock Not Subject to Mandatory Redemption	43,000	43,000

Common Stockholder's Equity:
Common Stock	-	-
Capital Surplus, Paid In	995,378	994,130
Retained Earnings	1,613,538	1,468,955
Accumulated Other Comprehensive Income	545	442
Common Stockholder's Equity	2,609,461	2,463,527
Total Capitalization	4,482,227	4,288,068

Commitments and Contingencies (Note 11)

Total Liabilities and Capitalization	$7,603,261	$7,322,069

The accompanying notes are an integral part of these consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2015	2014	2013

Operating Revenues	$2,681,342	$2,536,677	$2,493,479

Operating Expenses:
Purchased Power and Transmission	1,190,191	1,122,298	849,149
Operations and Maintenance	306,528	326,972	376,360
Depreciation	196,770	188,693	180,298
Amortization of Regulatory (Liabilities)/Assets, Net	(12,989)	(6,330)	230,148
Amortization of Rate Reduction Bonds	-	-	15,054
Energy Efficiency Programs	224,755	193,516	206,536
Taxes Other Than Income Taxes	133,260	133,072	127,778
Total Operating Expenses	2,038,515	1,958,221	1,985,323
Operating Income	642,827	578,456	508,156
Interest Expense	75,347	77,878	70,383
Other Income, Net	5,106	4,491	3,639
Income Before Income Tax Expense	572,586	505,069	441,412
Income Tax Expense	228,044	201,981	172,866
Net Income	$344,542	$303,088	$268,546

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Net Income	$344,542	$303,088	$268,546
Other Comprehensive Income, Net of Tax:
Changes in Funded Status of SERP Benefit Plan	103	442	-
Other Comprehensive Income, Net of Tax	103	442	-
Comprehensive Income	$344,645	$303,530	$268,546

The accompanying notes are an integral part of these consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY

					Accumulated	Total
			Capital		Other	Common
	Common Stock		Surplus,	Retained	Comprehensive	Stockholder's
(Thousands of Dollars, Except Stock Information)	Stock	Amount	Paid In	Earnings	Income	Equity
Balance as of January 1, 2013	100	$-	$992,625	$1,210,405	$-	$2,203,030
Net Income				268,546		268,546
Dividends on Preferred Stock				(2,123)		(2,123)
Dividends on Common Stock				(56,000)		(56,000)
Balance as of December 31, 2013	100	-	992,625	1,420,828	-	2,413,453
Net Income				303,088		303,088
Dividends on Preferred Stock				(1,961)		(1,961)
Dividends on Common Stock				(253,000)		(253,000)
Other Changes in Stockholder's Equity			1,505			1,505
Accumulated Other Comprehensive Income					442	442
Balance as of December 31, 2014	100	-	994,130	1,468,955	442	2,463,527
Net Income				344,542		344,542
Dividends on Preferred Stock				(1,960)		(1,960)
Dividends on Common Stock				(197,999)		(197,999)
Other Changes in Stockholder's Equity			1,248			1,248
Accumulated Other Comprehensive Income					103	103
Balance as of December 31, 2015	100	$-	$995,378	$1,613,538	$545	$2,609,461

The accompanying notes are an integral part of these consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Thousands of Dollars)	2015	2014	2013

Operating Activities:
Net Income	$344,542	$303,088	$268,546
Adjustments to Reconcile Net Income to Net Cash Flows
Provided by Operating Activities:
Depreciation	196,770	188,693	180,298
Deferred Income Taxes	173,155	108,133	48,808
Pension and PBOP Expense	10,786	6,760	35,731
Pension and PBOP Contributions	(9,886)	(120,306)	(82,000)
Regulatory (Under)/Over Recoveries, Net	(124,323)	57,696	(119,433)
Amortization of Regulatory (Liabilities)/Assets, Net	(12,989)	(6,330)	230,148
Amortization of Rate Reduction Bonds	-	-	15,054
Bad Debt Expense	14,228	24,740	28,108
Refunds Related to Spent Nuclear Fuel	783	30,193	-
Other	(56,063)	(51,478)	4,428
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(35,525)	(18,853)	(45,405)
Materials and Supplies	406	(29,943)	3,227
Taxes Receivable/Accrued, Net	77,429	(122,746)	(38,003)
Accounts Payable	21,961	9,753	31,875
Accounts Receivable from/Payable to Affiliates, Net	11,450	115,092	(44,491)
Other Current Assets and Liabilities, Net	44,302	38,535	(6,468)
Net Cash Flows Provided by Operating Activities	657,026	533,027	510,423

Investing Activities:
Investments in Property, Plant and Equipment	(469,466)	(465,028)	(476,600)
Decrease in Special Deposits	-	-	37,604
Other Investing Activities	-	-	400
Net Cash Flows Used in Investing Activities	(469,466)	(465,028)	(438,596)

Financing Activities:
Cash Dividends on Common Stock	(197,999)	(253,000)	(56,000)
Cash Dividends on Preferred Stock	(1,960)	(1,961)	(2,123)
(Decrease)/Increase in Short-Term Debt	(239,500)	198,500	(172,500)
Issuance of Long-Term Debt	250,000	300,000	200,000
Retirements of Long-Term Debt	(4,700)	(301,650)	(1,650)
Retirements of Rate Reduction Bonds	-	-	(43,493)
Other Financing Activities	(2,828)	(5,136)	(1,735)
Net Cash Flows Used in Financing Activities	(196,987)	(63,247)	(77,501)
Net (Decrease)/Increase in Cash and Cash Equivalents	(9,427)	4,752	(5,674)
Cash and Cash Equivalents - Beginning of Year	12,773	8,021	13,695
Cash and Cash Equivalents - End of Year	$3,346	$12,773	$8,021

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

Under the supervision and with the participation of the principal executive officer and principal financial officer, PSNH conducted an evaluation of the effectiveness of internal controls over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting were effective as of December 31, 2015.

February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Public Service Company of New Hampshire:

We have audited the accompanying consolidated balance sheets of Public Service Company of New Hampshire and subsidiary (the "Company") as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2015.  Our audits also included the financial statement schedule listed in the Index at Item 15 of Part IV.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Public Service Company of New Hampshire and subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Hartford, Connecticut

February 26, 2016

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(Thousands of Dollars)	2015	2014

ASSETS

Current Assets:
Cash	$1,733	$489
Receivables, Net	77,546	80,151
Accounts Receivable from Affiliated Companies	2,352	3,194
Unbilled Revenues	38,207	40,181
Taxes Receivable	43,128	14,571
Fuel, Materials and Supplies	156,868	148,139
Regulatory Assets	104,971	111,705
Prepayments and Other Current Assets	24,302	27,821
Total Current Assets	449,107	426,251

Property, Plant and Equipment, Net	2,855,363	2,635,844

Deferred Debits and Other Assets:
Regulatory Assets	257,873	293,115
Other Long-Term Assets	34,176	32,963
Total Deferred Debits and Other Assets	292,049	326,078

Total Assets	$3,596,519	$3,388,173

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable to Eversource Parent	$231,300	$90,500
Accounts Payable	87,925	93,349
Accounts Payable to Affiliated Companies	24,214	33,734
Regulatory Liabilities	6,898	16,044
Accumulated Deferred Income Taxes	-	36,164
Other Current Liabilities	43,921	38,969
Total Current Liabilities	394,258	308,760

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	705,894	587,292
Regulatory Liabilities	47,851	51,372
Accrued Pension, SERP and PBOP	89,579	93,243
Other Long-Term Liabilities	50,746	50,155
Total Deferred Credits and Other Liabilities	894,070	782,062

Capitalization:
Long-Term Debt	1,071,017	1,070,021

Common Stockholder's Equity:
Common Stock	-	-
Capital Surplus, Paid In	748,634	748,240
Retained Earnings	494,901	486,459
Accumulated Other Comprehensive Loss	(6,361)	(7,369)
Common Stockholder's Equity	1,237,174	1,227,330
Total Capitalization	2,308,191	2,297,351

Commitments and Contingencies (Note 11)

Total Liabilities and Capitalization	$3,596,519	$3,388,173

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2015	2014	2013

Operating Revenues	$972,203	$959,500	$935,402

Operating Expenses:
Purchased Power, Fuel and Transmission	247,721	313,732	269,754
Operations and Maintenance	276,554	261,848	267,797
Depreciation	105,372	98,436	91,581
Amortization of Regulatory Assets/(Liabilities), Net	16,276	(29,602)	(20,387)
Amortization of Rate Reduction Bonds	-	-	19,748
Energy Efficiency Programs	14,324	14,286	14,494
Taxes Other Than Income Taxes	81,779	71,417	67,196
Total Operating Expenses	742,026	730,117	710,183
Operating Income	230,177	229,383	225,219
Interest Expense	45,990	45,349	46,176
Other Income, Net	3,315	2,045	3,455
Income Before Income Tax Expense	187,502	186,079	182,498
Income Tax Expense	73,060	72,135	71,101
Net Income	$114,442	$113,944	$111,397

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Net Income	$114,442	$113,944	$111,397
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	1,162	1,162	1,162
Changes in Unrealized (Losses)/Gains on Marketable Securities	(154)	19	(54)
Changes in Funded Status of SERP Benefit Plan	-	-	(3)
Other Comprehensive Income, Net of Tax	1,008	1,181	1,105
Comprehensive Income	$115,450	$115,125	$112,502

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY

					Accumulated	Total
			Capital		Other	Common
	Common Stock		Surplus,	Retained	Comprehensive	Stockholder's
(Thousands of Dollars, Except Stock Information)	Stock	Amount	Paid In	Earnings	Income/(Loss)	Equity
Balance as of January 1, 2013	301	$-	$701,052	$395,118	$(9,655)	$1,086,515
Net Income				111,397		111,397
Dividends on Common Stock				(68,000)		(68,000)
Allocation of Benefits - ESOP			859			859
Other Comprehensive Income					1,105	1,105
Balance as of December 31, 2013	301	-	701,911	438,515	(8,550)	1,131,876
Net Income				113,944		113,944
Dividends on Common Stock				(66,000)		(66,000)
Capital Contributions from Eversource Parent			45,000			45,000
Allocation of Benefits - ESOP			1,329			1,329
Other Comprehensive Income					1,181	1,181
Balance as of December 31, 2014	301	-	748,240	486,459	(7,369)	1,227,330
Net Income				114,442		114,442
Dividends on Common Stock				(106,000)		(106,000)
Allocation of Benefits – ESOP			394			394
Other Comprehensive Income					1,008	1,008
Balance as of December 31, 2015	301	$-	$748,634	$494,901	$(6,361)	$1,237,174

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Thousands of Dollars)	2015	2014	2013

Operating Activities:
Net Income	$114,442	$113,944	$111,397
Adjustments to Reconcile Net Income to Net Cash Flows
Provided by Operating Activities:
Depreciation	105,372	98,436	91,581
Deferred Income Taxes	83,776	94,813	75,693
Pension, SERP and PBOP Expense	4,580	7,197	26,846
Pension and PBOP Contributions	(982)	(2,482)	(112,964)
Regulatory Over/(Under) Recoveries, Net	41	(11,875)	(8,481)
Amortization of Regulatory Assets/(Liabilities), Net	16,276	(29,602)	(20,387)
Amortization of Rate Reduction Bonds	-	-	19,748
Refunds Related to Spent Nuclear Fuel	979	14,453	-
Other	8,677	10,095	16,079
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(4,750)	(15,576)	2,412
Fuel, Materials and Supplies	(8,729)	(19,403)	(33,391)
Taxes Receivable/Accrued, Net	(23,909)	(23,857)	26,462
Accounts Payable	(22,203)	17,796	2,632
Other Current Assets and Liabilities, Net	953	(5,972)	(9,520)
Net Cash Flows Provided by Operating Activities	274,523	247,967	188,107

Investing Activities:
Investments in Property, Plant and Equipment	(308,036)	(256,159)	(186,009)
(Increase)/Decrease in Special Deposits	-	(1,013)	22,040
Other Investing Activities	306	(139)	(88)
Net Cash Flows Used in Investing Activities	(307,730)	(257,311)	(164,057)

Financing Activities:
Cash Dividends on Common Stock	(106,000)	(66,000)	(68,000)
Increase in Short-Term Debt	-	4,000	23,200
Issuance of Long-Term Debt	-	75,000	250,000
Retirements of Long-Term Debt	-	(50,000)	(198,235)
Retirements of Rate Reduction Bonds	-	-	(29,294)
Increase in Notes Payable to Eversource Parent	140,800	-	-
Capital Contributions from Eversource Parent	-	45,000	-
Other Financing Activities	(349)	1,703	(4,084)
Net Cash Flows Provided by/(Used in) Financing Activities	34,451	9,703	(26,413)
Net Increase/(Decrease) in Cash	1,244	359	(2,363)
Cash - Beginning of Year	489	130	2,493
Cash - End of Year	$1,733	$489	$130

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

Under the supervision and with the participation of the principal executive officer and principal financial officer, WMECO conducted an evaluation of the effectiveness of internal controls over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting were effective as of December 31, 2015.

February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Western Massachusetts Electric Company:

We have audited the accompanying balance sheets of Western Massachusetts Electric Company (the "Company") as of December 31, 2015 and 2014 and the related statements of income, comprehensive income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2015.  Our audits also included the financial statement schedule listed in the Index at Item 15 of Part IV.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Western Massachusetts Electric Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Hartford, Connecticut

February 26, 2016

WESTERN MASSACHUSETTS ELECTRIC COMPANY
BALANCE SHEETS

	As of December 31,
(Thousands of Dollars)	2015	2014

ASSETS

Current Assets:
Cash	$834	$-
Receivables, Net	50,912	51,066
Accounts Receivable from Affiliated Companies	18,633	7,851
Unbilled Revenues	15,065	15,146
Taxes Receivable	33,407	18,126
Regulatory Assets	56,166	51,923
Marketable Securities	-	28,658
Prepayments and Other Current Assets	7,882	7,607
Total Current Assets	182,899	180,377

Property, Plant and Equipment, Net	1,575,306	1,461,321

Deferred Debits and Other Assets:
Regulatory Assets	135,010	146,307
Marketable Securities	-	29,452
Other Long-Term Assets	24,875	18,731
Total Deferred Debits and Other Assets	159,885	194,490

Total Assets	$1,918,090	$1,836,188

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable to Eversource Parent	$143,400	$21,400
Long-Term Debt - Current Portion	-	50,000
Accounts Payable	58,364	53,732
Accounts Payable to Affiliated Companies	19,896	14,328
Regulatory Liabilities	13,122	22,486
Accumulated Deferred Income Taxes	-	18,089
Other Current Liabilities	29,927	24,080
Total Current Liabilities	264,709	204,115

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	470,539	416,822
Regulatory Liabilities	11,597	10,835
Accrued Pension, SERP and PBOP	19,515	17,705
Other Long-Term Liabilities	36,819	33,747
Total Deferred Credits and Other Liabilities	538,470	479,109

Capitalization:
Long-Term Debt	517,329	575,184

Common Stockholder's Equity:
Common Stock	10,866	10,866
Capital Surplus, Paid In	391,398	391,256
Retained Earnings	198,140	178,834
Accumulated Other Comprehensive Loss	(2,822)	(3,176)
Common Stockholder's Equity	597,582	577,780
Total Capitalization	1,114,911	1,152,964

Commitments and Contingencies (Note 11)

Total Liabilities and Capitalization	$1,918,090	$1,836,188

The accompanying notes are an integral part of these financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY
STATEMENTS OF INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2015	2014	2013

Operating Revenues	$518,128	$493,423	$472,724

Operating Expenses:
Purchased Power and Transmission	177,172	172,876	147,059
Operations and Maintenance	86,360	89,406	96,194
Depreciation	43,362	41,886	37,568
Amortization of Regulatory Assets/(Liabilities), Net	14,545	(6,228)	(3,206)
Amortization of Rate Reduction Bonds	-	-	7,780
Energy Efficiency Programs	42,867	42,937	39,524
Taxes Other Than Income Taxes	38,302	34,907	28,458
Total Operating Expenses	402,608	375,784	353,377
Operating Income	115,520	117,639	119,347
Interest Expense	24,792	24,931	24,851
Other Income, Net	2,748	2,379	3,310
Income Before Income Tax Expense	93,476	95,087	97,806
Income Tax Expense	36,970	37,268	37,368
Net Income	$56,506	$57,819	$60,438

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF COMPREHENSIVE INCOME

Net Income	$56,506	$57,819	$60,438
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	379	338	338
Changes in Unrealized (Losses)/Gains on Marketable Securities	(25)	3	(9)
Other Comprehensive Income, Net of Tax	354	341	329
Comprehensive Income	$56,860	$58,160	$60,767

The accompanying notes are an integral part of these financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY
STATEMENTS OF COMMON STOCKHOLDER'S EQUITY

					Accumulated	Total
			Capital		Other	Common
	Common Stock		Surplus,	Retained	Comprehensive	Stockholder's
(Thousands of Dollars, Except Stock Information)	Stock	Amount	Paid In	Earnings	Income/(Loss)	Equity
Balance as of January 1, 2013	434,653	$10,866	$390,412	$160,577	$(3,846)	$558,009
Net Income				60,438		60,438
Dividends on Common Stock				(40,001)		(40,001)
Allocation of Benefits - ESOP			331			331
Other Comprehensive Income					329	329
Balance as of December 31, 2013	434,653	10,866	390,743	181,014	(3,517)	579,106
Net Income				57,819		57,819
Dividends on Common Stock				(59,999)		(59,999)
Allocation of Benefits - ESOP			513			513
Other Comprehensive Income					341	341
Balance as of December 31, 2014	434,653	10,866	391,256	178,834	(3,176)	577,780
Net Income				56,506		56,506
Dividends on Common Stock				(37,200)		(37,200)
Allocation of Benefits - ESOP			142			142
Other Comprehensive Income					354	354
Balance as of December 31, 2015	434,653	$10,866	$391,398	$198,140	$(2,822)	$597,582

The accompanying notes are an integral part of these financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Thousands of Dollars)	2015	2014	2013

Operating Activities:
Net Income	$56,506	$57,819	$60,438
Adjustments to Reconcile Net Income to Net Cash Flows
Provided by Operating Activities:
Depreciation	43,362	41,886	37,568
Deferred Income Taxes	39,428	34,108	87,028
Regulatory (Under)/Over Recoveries, Net	(17,501)	1,925	8,458
Amortization of Regulatory Assets/(Liabilities), Net	14,545	(6,228)	(3,206)
Amortization of Rate Reduction Bonds	-	-	7,780
(Payments)/Refunds Related to Spent Nuclear Fuel, Net	(56,784)	18,883	-
Other	(6,421)	(2,005)	3,381
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(17,822)	39,872	(53,292)
Taxes Receivable/Accrued, Net	(15,281)	(22,454)	19,840
Accounts Payable	(2,602)	1,269	7,456
Other Current Assets and Liabilities, Net	5,594	(11,796)	3,356
Net Cash Flows Provided by Operating Activities	43,024	153,279	178,807

Investing Activities:
Investments in Property, Plant and Equipment	(134,551)	(116,205)	(128,786)
Proceeds from Sales of Marketable Securities	186,444	73,198	70,778
Purchases of Marketable Securities	(128,861)	(73,888)	(71,390)
Other Investing Activities	-	3,200	7,401
Net Cash Flows Used in Investing Activities	(76,968)	(113,695)	(121,997)

Financing Activities:
Cash Dividends on Common Stock	(37,200)	(59,999)	(40,001)
Issuance of Long-Term Debt	-	-	80,000
Retirements of Long-Term Debt	(50,000)	-	(55,000)
Increase/(Decrease) in Notes Payable to Eversource Parent	122,000	21,400	(31,900)
Retirements of Rate Reduction Bonds	-	-	(9,352)
Other Financing Activities	(22)	(985)	(558)
Net Cash Flows Provided by/(Used in) Financing Activities	34,778	(39,584)	(56,811)
Net Increase/(Decrease) in Cash	834	-	(1)
Cash - Beginning of Year	-	-	1
Cash - End of Year	$834	$-	$-

The accompanying notes are an integral part of these financial statements.

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

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.

About Eversource, CL&P, NSTAR Electric, PSNH and WMECO

Eversource Energy:  Eversource Energy is a public utility holding company primarily engaged, through its wholly owned regulated utility subsidiaries, in the energy delivery business.  Eversource Energy's wholly owned regulated utility subsidiaries consist of CL&P, NSTAR Electric, PSNH, WMECO, Yankee Gas and NSTAR Gas.  Eversource provides energy delivery service to approximately 3.6 million electric and natural gas customers through these six regulated utilities in Connecticut, Massachusetts and New Hampshire.

On April 30, 2015, the Company's legal name was changed from Northeast Utilities to Eversource Energy.  CL&P, NSTAR Electric, PSNH and WMECO are each doing business as Eversource Energy.

Eversource, CL&P, NSTAR Electric, PSNH and WMECO are reporting companies under the Securities Exchange Act of 1934.  Eversource Energy is a public utility holding company under the Public Utility Holding Company Act of 2005.  Arrangements among the regulated electric companies and other Eversource companies, outside agencies and other utilities covering interconnections, interchange of electric power and sales of utility property are subject to regulation by the FERC.  The Regulated companies are subject to regulation of rates, accounting and other matters by the FERC and/or applicable state regulatory commissions (the PURA for CL&P and Yankee Gas, the DPU for NSTAR Electric, WMECO and NSTAR Gas, and the NHPUC for PSNH).

Regulated Companies:  CL&P, NSTAR Electric, PSNH and WMECO furnish franchised retail electric service in Connecticut, Massachusetts and New Hampshire.  Yankee Gas and NSTAR Gas are engaged in the distribution and sale of natural gas to customers within Connecticut and Massachusetts, respectively.  CL&P, NSTAR Electric, PSNH and WMECO's results include the operations of their respective distribution and transmission businesses.  PSNH and WMECO's distribution results include the operations of their respective generation businesses.  Eversource also has a regulated subsidiary, NPT, which was formed to construct, own and operate the Northern Pass line, a HVDC transmission line from Québec to New Hampshire under development that will interconnect with a new HVDC transmission line being developed by a transmission subsidiary of HQ.

Other:  Eversource Service, Eversource's service company, Rocky River Realty Company, a wholly-owned real estate subsidiary of Eversource, Renewable Properties, Inc., an indirect, wholly-owned subsidiary of Eversource, and Properties, Inc., a wholly-owned subsidiary of PSNH, provide support services to Eversource, including its Regulated companies.  Eversource Gas Transmission LLC, an indirect, wholly-owned subsidiary of Eversource, holds an equity interest in the Access Northeast project.

B.

Basis of Presentation

The consolidated financial statements of Eversource, NSTAR Electric and PSNH include the accounts of each of their respective subsidiaries.  Intercompany transactions have been eliminated in consolidation.  The accompanying consolidated financial statements of Eversource, NSTAR Electric and PSNH and the financial statements of CL&P and WMECO are herein collectively referred to as the "financial statements."

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Certain reclassifications of prior year data were made in the accompanying financial statements to conform to the current year presentation and as a result of the adoption of new accounting guidance. See Note 1C, "Summary of Significant Accounting Policies – Accounting Standards," for further information.

In accordance with accounting guidance on noncontrolling interests in consolidated financial statements, the Preferred Stock of CL&P and the Preferred Stock of NSTAR Electric, which are not owned by Eversource or its consolidated subsidiaries and are not subject to mandatory redemption, have been presented as noncontrolling interests in the financial statements of Eversource.  The Preferred Stock of CL&P and the

Preferred Stock of NSTAR Electric are considered to be temporary equity and have been classified between liabilities and permanent shareholders' equity on the balance sheets of Eversource, CL&P and NSTAR Electric due to a provision in the preferred stock agreements of both CL&P and NSTAR Electric that grant preferred stockholders the right to elect a majority of the CL&P and NSTAR Electric Boards of Directors, respectively, should certain conditions exist, such as if preferred dividends are in arrears for a specified amount of time.  The Net Income reported in the statements of income and cash flows represents net income prior to apportionment to noncontrolling interests, which is represented by dividends on preferred stock of CL&P and NSTAR Electric.

As of December 31, 2015 and 2014, Eversource's carrying amount of goodwill was approximately $3.5 billion.  Eversource performs an assessment for possible impairment of its goodwill at least annually.  Eversource completed its annual goodwill impairment test for each of its reporting units as of October 1, 2015 and determined that no impairment exists.  See Note 21, "Goodwill," for further information.

C.

Accounting Standards

Accounting Standards Issued but not Yet Effective:  In May 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which amends existing revenue recognition guidance and is required to be applied retrospectively (either to each reporting period presented or cumulatively at the date of initial application).  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, which defers the effective date of ASU 2014-09 to the first quarter of 2018, with 2017 application permitted.  The Company is reviewing the requirements of ASU 2014-09 and will implement the standard in the first quarter of 2018.  The ASU is not expected to have a material impact on the financial statements of Eversource, CL&P, NSTAR Electric, PSNH or WMECO.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Liabilities, which is required to be implemented in the first quarter of 2018.  The Company is reviewing the requirements of the ASU.  The ASU will remove the available-for-sale designation for equity securities, whereby changes in fair value are recorded in other comprehensive income in shareholders' equity, and will require changes in fair value of all equity securities to be recorded in earnings beginning on January 1, 2018, with the unrealized gain or loss on available-for-sale equity securities as of that date reclassified to retained earnings as a cumulative effect of adoption.  The fair value of available-for-sale equity securities subject to this guidance as of December 31, 2015 was approximately $52 million.  The remaining available-for-sale equity securities included in marketable securities on the balance sheet are held in nuclear decommissioning trusts and are subject to regulatory accounting treatment and will not be impacted by this guidance.  Implementation of the ASU for other financial instruments is not expected to have a material impact on the financial statements of Eversource, CL&P, NSTAR Electric, PSNH or WMECO.

On February 25, 2016, the FASB issued ASU 2016-02, Leases, which changes existing lease accounting guidance and is required to be applied in the first quarter of 2019, with earlier application permitted.  The ASU is required to be implemented for leases beginning on the date of initial application.  For prior periods presented, leases are required to be recognized and measured using a modified retrospective approach.  The Company is reviewing the requirements of ASU 2016-02.

Recently Adopted Accounting Standards:  In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, that changed the balance sheet presentation of debt issuance costs.  Under the ASU, issuance costs related to debt are presented on the balance sheet as a direct deduction from the carrying amount of the debt liability rather than as a deferred cost.  The new accounting guidance is effective for interim and annual periods beginning in the first quarter of 2016 with early adoption permitted and is required to be applied retrospectively.  On December 31, 2015, the Company adopted the new accounting guidance and applied it retrospectively to all prior periods presented in the financial statements.  The adoption of this ASU did not have a material effect on the balance sheets and had no impact on the results of operations or cash flows of Eversource, CL&P, NSTAR Electric, PSNH or WMECO.  See Note 8, "Long-Term Debt," for the prior year amounts that have been retrospectively adjusted.

On November 20, 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, that required all deferred tax liabilities and assets, along with any related valuation allowance, be classified as noncurrent on the balance sheet.  This new accounting guidance is effective for interim and annual periods beginning in the first quarter of 2017 with early adoption permitted and may be applied either prospectively or retrospectively.  On December 31, 2015, the Company adopted the new accounting guidance and applied it prospectively.  The adoption of this ASU did not have a material effect on the balance sheets and had no impact on the results of operations or cash flows of Eversource, CL&P, NSTAR Electric, PSNH or WMECO.  The current portion of Accumulated Deferred Income Taxes as of December 31, 2014, which was included in Total Current Liabilities on the balance sheets, was $160.3 million for Eversource, $34.1 million for CL&P, $55.1 million for NSTAR Electric, $36.2 million for PSNH, and $18.1 million for WMECO.

D.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term cash investments that are highly liquid in nature and have original maturities of three months or less.  At the end of each reporting period, any overdraft amounts are reclassified from Cash and Cash Equivalents to Accounts Payable on the balance sheets.

E.

Provision for Uncollectible Accounts

Eversource, including CL&P, NSTAR Electric, PSNH and WMECO, presents its receivables at estimated net realizable value by maintaining a provision for uncollectible accounts.  This provision is determined based upon a variety of judgments and factors, including the application of an estimated uncollectible percentage to each receivable aging category.  The estimate is based upon historical collection and write-off experience and management's assessment of collectability from customers.  Management continuously assesses the collectability of receivables and adjusts collectability estimates based on actual experience.  Receivable balances are written off against the provision for uncollectible accounts when the customer accounts are terminated and these balances are deemed to be uncollectible.

The PURA allows CL&P and Yankee Gas to accelerate the recovery of accounts receivable balances attributable to qualified customers under financial or medical duress (uncollectible hardship accounts receivable) outstanding for greater than 180 days and 90 days, respectively.  The DPU allows WMECO and NSTAR Gas to also recover in rates amounts associated with certain uncollectible hardship accounts receivable. Certain of NSTAR Electric's uncollectible hardship accounts receivable are expected to be recovered in future rates, similar to WMECO and NSTAR Gas.  Uncollectible customer account balances, which are expected to be recovered in rates, are included in Regulatory Assets or Other Long-Term Assets on the balance sheets.

The total provision for uncollectible accounts and for uncollectible hardship accounts, which is included in the total provision, are included in Receivables, Net on the balance sheets, and were as follows:

	Total Provision for Uncollectible Accounts		Uncollectible Hardship
	As of December 31,		As of December 31,
(Millions of Dollars)	2015	2014	2015	2014
Eversource	$190.7	$175.3	$118.5	$91.5
CL&P	79.5	84.3	68.1	74.0
NSTAR Electric	52.6	40.7	25.3	-
PSNH	8.7	7.7	-	-
WMECO	14.0	9.9	7.4	6.2

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

PSNH is subject to federal and state laws and regulations that regulate emissions of air pollutants, including SO2, CO2, and NOx related to its regulated generation units, and uses SO2, CO2, and NOx emissions allowances.  At the end of each compliance period, PSNH is required to relinquish SO2, CO2, and NOx emissions allowances corresponding to the actual respective emissions emitted by its generating units over the compliance period.  SO2 and NOx emissions allowances are obtained through an annual allocation from the federal and state regulators that are granted at no cost and through purchases from third parties.  CO2 emissions allowances are obtained through an annual allocation from the state regulator that are granted at no cost and are acquired through auctions and through purchases from third parties.  SO2, CO2, and NOx emissions allowances are charged to expense based on their weighted average cost as they are utilized against emissions volumes at PSNH's generating units.  SO2, CO2, and NOx emissions allowances are recorded within Fuel, Materials and Supplies on the balance sheet and are classified as short-term or long-term depending on the period in which they are expected to be utilized against actual emissions.  Current SO2 and CO2 emissions allowances were classified as Fuel, Materials and Supplies on the balance sheets and long-term SO2 and CO2 emissions allowances were classified as Other Long-Term Assets on the balance sheets.

The carrying amount of fuel, materials and supplies, RECs, and emission allowances were as follows:

	As of December 31,
	2015			2014
		NSTAR			NSTAR
(Millions of Dollars)	Eversource	Electric	PSNH	Eversource	Electric	PSNH
Current:
Fuel	$152.5	$-	$103.4	$164.3	$-	$95.1
Materials and Supplies	131.2	32.2	44.6	159.5	49.1	52.2
RECs	50.9	43.3	7.0	25.8	25.1	0.7
Emission Allowances	1.9	-	1.9	0.1	-	0.1

Long-Term:
Emission Allowances	17.5	-	17.5	20.1	-	20.1

G.

Deposits

As of December 31, 2015, Eversource, CL&P, NSTAR Electric and PSNH had $17.1 million, $0.7 million, $8.5 million and $1.5 million, respectively, of cash collateral posted not subject to master netting agreements, with ISO-NE related to energy purchase transactions, which was included in Prepayments and Other Current Assets on the balance sheets.  As of December 31, 2014, these amounts were $9.9 million, $1.2 million and $2.5 million for Eversource, CL&P and PSNH, respectively.

H.

Fair Value Measurements

Fair value measurement guidance is applied to derivative contracts that are not elected or designated as "normal purchases or normal sales" (normal) and to the marketable securities held in trusts.  Fair value measurement guidance is also applied to valuations of the investments used to calculate the funded status of pension and PBOP plans, the nonrecurring fair value measurements of nonfinancial assets such as goodwill and AROs, and the estimated fair value of preferred stock and long-term debt.

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

Determination of Fair Value:  The valuation techniques and inputs used in Eversource's fair value measurements are described in Note 4, "Derivative Instruments," Note 5, "Marketable Securities," Note 6, "Asset Retirement Obligations," Note 9A, "Employee Benefits – Pension Benefits and Postretirement Benefits Other Than Pensions," and Note 13, "Fair Value of Financial Instruments" to the financial statements.

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

The application of derivative accounting is complex and requires management judgment in the following respects: identification of derivatives and embedded derivatives, election and designation of a contract as normal, and determination of the fair value of derivative contracts.  All of these judgments can have a significant impact on the financial statements.

The judgment applied in the election of a contract as normal (and resulting accrual accounting) includes the conclusion that it is probable at the inception of the contract and throughout its term that it will result in physical delivery of the underlying product and that the quantities will be used or sold by the business in the normal course of business.  If facts and circumstances change and management can no longer support this conclusion, then a contract cannot be considered normal and accrual accounting is terminated, and fair value accounting is applied prospectively.

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

All changes in the fair value of derivative contracts are recorded as regulatory assets or liabilities and do not impact net income.

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

CL&P's, NSTAR Electric's, PSNH's and WMECO's ownership interests in the Yankee Companies and the total carrying values, which were included in Other Long-Term Assets on their respective balance sheets, were as follows:

	Ownership Interests (percent)			Carrying Amount (in millions)
	As of December 31, 2015 and 2014			As of December 31,
	CYAPC	YAEC	MYAPC	2015	2014
CL&P	34.5%	24.5%	12.0%	$1.2	$1.2
NSTAR Electric	14.0	14.0	4.0	0.5	0.5
PSNH	5.0	7.0	5.0	0.3	0.3
WMECO	9.5	7.0	3.0	0.3	0.3

For further information on the Yankee Companies, see Note 11C, "Commitments and Contingencies - Contractual Obligations - Yankee Companies," to the financial statements.

Infrastructure and Other Investments:  As of December 31, 2015 and 2014, Eversource had an equity ownership interest in an energy investment fund of $30.3 million and $17.8 million, respectively.  Eversource had a 40 percent equity ownership interest in the Algonquin Gas Transmission, LLC (legal entity that owns Access Northeast assets) of $10.7 million as of December 31, 2015.

K.

Revenues

Regulated Companies' Retail Revenues:  The Regulated companies' retail revenues are based on rates approved by their respective state regulatory commissions.  In general, rates can only be changed through formal proceedings with the state regulatory commissions.  The Regulated companies' rates are designed to recover the costs to provide service to their customers, and include a return on investment.  The Regulated companies also utilize regulatory commission-approved tracking mechanisms to recover certain costs on a fully-reconciling basis.  These tracking mechanisms require rates to be changed periodically to ensure recovery of actual costs incurred.

CL&P (effective December 1, 2014), WMECO, and NSTAR Gas (effective January 1, 2016), each have a regulatory commission approved revenue decoupling mechanism.  Distribution revenues are decoupled from customer sales volumes, which breaks the relationship between sales volumes and revenues recognized.  CL&P and WMECO reconcile their annual base distribution rate recovery to pre-established levels of baseline distribution delivery service revenues.  Any difference between the allowed level of distribution revenue and the actual amount incurred during a 12-month period is adjusted through rates in the following period.

A significant portion of the Regulated companies' retail revenues relate to the recovery of costs incurred for the sale of electricity and natural gas purchased on behalf of customers.  These energy supply costs are recovered from customers in rates through cost tracking mechanisms.  Energy purchases are recorded in Purchased Power, Fuel and Transmission, and the sales of energy associated with these purchases are recorded in Operating Revenues.

Regulated Companies' Unbilled Revenues:  Because customers are billed throughout the month based on pre-determined cycles rather than on a calendar month basis, an estimate of electricity or natural gas delivered to customers for which the customers have not yet been billed is calculated as of the balance sheet date.  Unbilled revenues are included in Operating Revenues on the statements of income and in Current Assets on the balance sheets.  Actual amounts billed to customers when meter readings become available may vary from the estimated amount.

The Regulated companies estimate unbilled sales monthly using the daily load cycle method.  The daily load cycle method allocates billed sales to the current calendar month based on the daily load for each billing cycle.  The billed sales are subtracted from total month load, net of delivery losses, to estimate unbilled sales.  Unbilled revenues are estimated by first allocating unbilled sales to the respective customer classes, then applying an estimated rate by customer class to those sales.  The estimate of unbilled revenues can significantly impact the amount of revenues recorded at NSTAR Electric and PSNH because they do not have a revenue decoupling mechanism.  CL&P and WMECO record a regulatory deferral to reflect the actual allowed amount of revenue for decoupling.

Regulated Companies' Transmission Revenues - Wholesale Rates:  Wholesale transmission revenues are recovered through FERC approved formula rates.  Wholesale transmission revenues for CL&P, NSTAR Electric, PSNH, and WMECO are collected through a combination of regional and local rates, both of which are under the ISO New England Transmission, Markets and Services Tariff (ISO-NE Tariff).  The ISO-NE Tariff includes Regional Network Service (RNS), Schedule 21 – ES rate schedules, which recover the costs of transmission and other transmission-related services for CL&P, PSNH and WMECO, and Schedule 21 - NSTAR rate schedules, which recover costs of transmission and other transmission-related services for NSTAR Electric.  The RNS rate, administered by ISO-NE and billed to all New England transmission load, including CL&P, NSTAR Electric, PSNH and WMECO's distribution businesses, is reset on June 1st of each year and recovers the revenue requirements associated with Pool Transmission Facilities (PTF) that benefit the entire New England region.  The Schedule 21 – ES rate and Schedule 21 - NSTAR rate are administered by Eversource and recover any PTF costs not recovered under RNS rates, as well as the cost of transmission facilities associated with the respective utility's local system.  The Schedule 21 - ES rate is reset on January 1st and June 1st of each year, while the Schedule 21 - NSTAR rate is reset on June 1st of each year.  The Schedule 21 – ES rate and Schedule 21 - NSTAR rate calculations recover total transmission revenue requirements net of revenues received from other sources (i.e., RNS, rentals, etc.), thereby ensuring that Eversource recovers all of CL&P's, NSTAR Electric’s, PSNH's and WMECO's regional and local transmission revenue requirements in accordance with the ISO-NE Tariff.  The RNS, Schedule 21 – ES rate and Schedule 21 - NSTAR rate provide for the annual reconciliation and recovery or refund of estimated costs to actual costs.  The financial impacts of differences between actual and estimated costs are deferred for future recovery from, or refunded to, transmission customers.  See Note 11E, "Commitments and Contingencies – FERC ROE Complaints," for complaints filed at the FERC relating to Eversource's ROE.

Regulated Companies' Transmission Revenues - Retail Rates:  A significant portion of the Eversource transmission segment revenue comes from ISO-NE charges to the distribution businesses of CL&P, NSTAR Electric, PSNH and WMECO, each of which recovers these costs through rates charged to their retail customers.  CL&P, NSTAR Electric, PSNH and WMECO each have a retail transmission cost tracking mechanism as part of their rates, which allows the electric distribution companies to charge their retail customers for transmission costs on a timely basis.

L.

Operating Expenses

Costs related to fuel and natural gas included in Purchased Power, Fuel and Transmission on the statements of income were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2015	2014	2013
Eversource - Natural Gas and Fuel	$516.7	$599.4	$466.5
PSNH - Fuel	85.4	113.4	104.8

M.

Allowance for Funds Used During Construction

AFUDC represents the cost of borrowed and equity funds used to finance construction and is included in the cost of the Regulated companies' utility plant on the balance sheet.  The portion of AFUDC attributable to borrowed funds is recorded as a reduction of Other Interest Expense, and the AFUDC related to equity funds is recorded as Other Income, Net on the statements of income.  AFUDC costs are recovered from customers over the service life of the related plant in the form of increased revenue collected as a result of higher depreciation expense.

The Regulated companies' average AFUDC rate is based on a FERC-prescribed formula using the cost of a company's short-term financings and capitalization (preferred stock, long-term debt and common equity), as appropriate.  The average rate is applied to average eligible CWIP amounts to calculate AFUDC.

AFUDC costs and the weighted-average AFUDC rates were as follows:

Eversource	For the Years Ended December 31,
(Millions of Dollars, except percentages)	2015	2014	2013
Borrowed Funds	$7.2	$5.8	$4.1
Equity Funds	18.8	13.7	7.1
Total AFUDC	$26.0	$19.5	$11.2
Average AFUDC Rate	3.9%	3.4%	2.7%

	For the Years Ended December 31,
	2015				2014				2013
(Millions of Dollars,		NSTAR				NSTAR				NSTAR
except percentages)	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH	WMECO
Borrowed Funds	$2.6	$2.0	$1.0	$1.0	$1.9	$2.0	$0.6	$0.9	$2.2	$0.5	$0.5	$0.5
Equity Funds	5.2	4.3	1.2	1.7	2.9	3.8	0.6	1.7	2.9	-	0.2	1.0
Total AFUDC	$7.8	$6.3	$2.2	$2.7	$4.8	$5.8	$1.2	$2.6	$5.1	$0.5	$0.7	$1.5
Average AFUDC Rate	5.5%	3.2%	1.8%	4.4%	3.4%	2.5%	1.8%	5.6%	3.7%	0.5%	1.1%	6.1%

N.

Other Income, Net

Items included within Other Income, Net on the statements of income primarily consist of investment income/(loss), interest income, AFUDC related to equity funds, and equity in earnings of equity method investees.  Investment income/(loss) primarily relates to debt and equity securities held in trust.  For further information, see Note 5, "Marketable Securities," to the financial statements.  For further information on AFUDC related to equity funds, see Note 1M, "Summary of Significant Accounting Policies – Allowance for Funds Used During Construction," to the financial statements.

O.

Other Taxes

Gross receipts taxes levied by the state of Connecticut are collected by CL&P and Yankee Gas from their respective customers.  These gross receipts taxes are shown separately with collections in Operating Revenues and with payments in Taxes Other Than Income Taxes on the statements of income as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2015	2014	2013
Eversource	$147.2	$148.2	$144.1
CL&P	128.5	127.9	128.2

As agents for state and local governments, Eversource's companies that serve customers in Connecticut and Massachusetts collect certain sales taxes that are recorded on a net basis with no impact on the statements of income.

P.	Supplemental Cash Flow Information

Eversource	As of and For the Years Ended December 31,
(Millions of Dollars)	2015	2014	2013
Cash Paid During the Year for:
Interest, Net of Amounts Capitalized	$365.9	$349.6	$343.3
Income Taxes	10.3	334.2	50.0
Non-Cash Investing Activities:
Plant Additions Included in Accounts Payable (As of)	216.6	181.9	193.1

	As of and For the Years Ended December 31,
	2015				2014				2013
		NSTAR				NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH	WMECO
Cash Paid/(Received) During the Year for:
Interest, Net of Amounts Capitalized	$144.4	$75.7	$42.3	$26.7	$144.1	$75.3	$41.1	$25.9	$131.6	$75.8	$43.3	$25.8
Income Taxes	55.2	(19.8)	14.4	14.7	135.4	217.1	2.3	25.1	55.0	163.4	(30.1)	(69.0)
Non-Cash Investing Activities:
Plant Additions Included in Accounts Payable (As of)	76.0	23.5	46.5	27.0	63.5	34.6	39.3	14.2	51.4	57.0	34.9	19.5

The 2015 cash paid for interest excludes interest payments made by CL&P and WMECO in connection with the full satisfaction of their respective obligations to the DOE for the disposal of spent nuclear fuel and high-level radioactive waste.  For further information, see Note 8, "Long-Term Debt," to the financial statements.

In 2014, as a result of damages awarded to the Yankee Companies for spent nuclear fuel lawsuits against the DOE described in Note 11C, "Commitments and Contingencies - Contractual Obligations - Yankee Companies," Eversource received total proceeds of $132.1 million, which were net of $80.6 million in proceeds CYAPC and YAEC returned to non-affiliated member companies.

Q.

Related Parties

Eversource Service, Eversource's service company, provides centralized accounting, administrative, engineering, financial, information technology, legal, operational, planning, purchasing, and other services to Eversource's companies.  The Rocky River Realty Company, Renewable Properties, Inc. and Properties, Inc., three other Eversource subsidiaries, construct, acquire or lease some of the property and facilities used by Eversource's companies.

As of both December 31, 2015 and 2014, CL&P, PSNH and WMECO had long-term receivables from Eversource Service in the amounts of $25 million, $3.8 million and $5.5 million, respectively, which were included in Other Long-Term Assets on the balance sheets.  These amounts related to the funding of investments held in trust by Eversource Service in connection with certain postretirement benefits for CL&P, PSNH and WMECO employees and have been eliminated in consolidation on the Eversource financial statements.

Included in the CL&P, NSTAR Electric, PSNH and WMECO balance sheets as of December 31, 2015 and 2014 were Accounts Receivable from Affiliated Companies and Accounts Payable to Affiliated Companies relating to transactions between CL&P, NSTAR Electric, PSNH and WMECO and other subsidiaries that are wholly-owned by Eversource.  These amounts have been eliminated in consolidation on the Eversource financial statements.

R.

Severance Benefits

For the years ended December 31, 2015, 2014 and 2013, Eversource recorded severance benefit expense of $4.7 million, $15 million and $9.7 million, respectively, in connection with organizational and cost saving initiatives, and, in 2014, the partial outsourcing of information technology functions.  As of December 31, 2015 and 2014, the severance accrual totaled $9.3 million and $10.4 million, respectively, and was included in Other Current Liabilities on the balance sheets.

2.

REGULATORY ACCOUNTING

Eversource's Regulated companies are subject to rate-regulation that is based on cost recovery and meets the criteria for application of accounting guidance for rate-regulated operations, which considers the effect of regulation on the timing of the recognition of certain revenues and expenses.  The Regulated companies' financial statements reflect the effects of the rate-making process.  The rates charged to the customers of Eversource's Regulated companies are designed to collect each company's costs to provide service, including a return on investment.

Management believes it is probable that each of the Regulated companies will recover their respective investments in long-lived assets, including regulatory assets.  If management were to determine that it could no longer apply the accounting guidance applicable to rate-regulated enterprises to any of the Regulated companies' operations, or if management could not conclude it is probable that costs would be recovered from customers in future rates, the costs would be charged to net income in the period in which the determination is made.

Regulatory Assets:  The components of regulatory assets were as follows:

Eversource	As of December 31,
(Millions of Dollars)	2015	2014
Benefit Costs	$1,828.2	$2,016.0
Derivative Liabilities	388.0	425.5
Income Taxes, Net	650.9	635.3
Storm Restoration Costs	436.9	502.8
Goodwill-related	484.9	505.4
Regulatory Tracker Mechanisms	526.5	350.5
Contractual Obligations - Yankee Companies	134.4	123.8
Other Regulatory Assets	134.0	167.3
Total Regulatory Assets	4,583.8	4,726.6
Less: Current Portion	845.8	672.5
Total Long-Term Regulatory Assets	$3,738.0	$4,054.1

	As of December 31,
	2015				2014
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH	WMECO
Benefit Costs	$413.6	$479.9	$164.2	$84.9	$445.4	$515.9	$174.3	$85.0
Derivative Liabilities	380.8	1.3	-	-	410.9	4.5	-	-
Income Taxes, Net	444.4	85.7	34.5	31.8	437.7	83.7	38.0	35.5
Storm Restoration Costs	271.4	110.9	31.5	23.1	319.6	103.7	47.7	31.8
Goodwill-related	-	416.3	-	-	-	433.9	-	-
Regulatory Tracker Mechanisms	45.1	311.0	101.2	40.1	16.1	141.4	103.5	33.0
Other Regulatory Assets	82.0	56.3	31.5	11.3	66.1	94.7	41.3	12.9
Total Regulatory Assets	1,637.3	1,461.4	362.9	191.2	1,695.8	1,377.8	404.8	198.2
Less: Current Portion	268.3	348.4	105.0	56.2	220.3	198.7	111.7	51.9
Total Long-Term Regulatory Assets	$1,369.0	$1,113.0	$257.9	$135.0	$1,475.5	$1,179.1	$293.1	$146.3

Benefit Costs:  Eversource's Pension, SERP and PBOP Plans are accounted for in accordance with accounting guidance on defined benefit pension and other PBOP plans.  The liability recorded by the Regulated companies to recognize the funded status of their retiree benefit plans is offset by a regulatory asset in lieu of a charge to Accumulated Other Comprehensive Income/(Loss), reflecting ultimate recovery from customers through rates.  The regulatory asset is amortized as the actuarial gains and losses and prior service cost are amortized to net periodic benefit cost for the pension and PBOP plans.  All amounts are remeasured annually.  Regulatory accounting is also applied to the portions of Eversource's service company costs that support the Regulated companies, as these amounts are also recoverable.  As these regulatory assets do not represent a cash outlay for the Regulated companies, no carrying charge is recovered from customers.

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

Derivative Liabilities:  Regulatory assets are recorded as an offset to derivative liabilities and relate to the fair value of contracts used to purchase energy and energy-related products that will be recovered from customers in future rates.  These assets are excluded from rate base and are being recovered as the actual settlements occur over the duration of the contracts.  See Note 4, "Derivative Instruments," to the financial statements for further information on these contracts.

Income Taxes, Net:  The tax effect of temporary book-tax differences (differences between the periods in which transactions affect income in the financial statements and the periods in which they affect the determination of taxable income, including those differences relating to uncertain tax positions) is accounted for in accordance with the rate-making treatment of the applicable regulatory commissions and accounting guidance for income taxes.  Differences in income taxes between the accounting guidance and the rate-making treatment of the applicable regulatory commissions are recorded as regulatory assets.  As these assets are offset by deferred income tax liabilities, no carrying charge is collected.  The amortization period of these assets varies depending on the nature and/or remaining life of the underlying assets and liabilities.   For further information regarding income taxes, see Note 10, "Income Taxes," to the financial statements.

Storm Restoration Costs:  The storm restoration cost deferrals relate to costs incurred for major storm events at CL&P, NSTAR Electric, PSNH and WMECO that each company expects to recover from customers.  A storm must meet certain criteria to qualify as a major storm with the criteria specific to each state jurisdiction and utility company.  Once a storm qualifies as a major storm, all qualifying expenses incurred during storm restoration efforts are deferred and recovered from customers.  In addition to storm restoration costs, CL&P and PSNH are each allowed to recover pre-staging storm costs.  Of the total deferred storm restoration costs, $197 million is pending regulatory approval (including $106 million at NSTAR Electric, $61 million at PSNH, and $30 million at WMECO).  Management believes the storm restoration costs were prudent and meet the criteria for specific cost recovery in Connecticut, Massachusetts and New Hampshire, and that recovery from customers is probable through the applicable regulatory recovery process.  Each electric utility has sought, or is seeking, recovery of its deferred storm restoration costs through its applicable regulatory recovery process.    Each electric utility company earns a return on its deferred storm restoration cost regulatory asset balance.

Goodwill-related:  The goodwill regulatory asset originated from a 1999 merger transaction and the DPU allowed its recovery in NSTAR Electric and NSTAR Gas rates.  This regulatory asset is currently being amortized and recovered from customers in rates without a carrying charge over a 40-year period, and, as of December 31, 2015, there were 24 years of amortization remaining.

Regulatory Tracker Mechanisms:  The Regulated companies’ approved rates are designed to recover their costs incurred to provide service to customers.  The Regulated companies recover certain of their costs on a fully-reconciling basis through regulatory commission-approved tracking mechanisms.  The differences between the costs incurred (or the rate recovery allowed) and the actual revenues are recorded as regulatory assets (for undercollections) or as regulatory liabilities (for overcollections) to be included in future customer rates each year.  Carrying charges are recorded on all material regulatory tracker mechanisms.

CL&P, NSTAR Electric, PSNH and WMECO each recover, on a fully reconciling basis, the costs associated with the procurement of energy, transmission related costs from FERC-approved transmission tariffs, energy efficiency programs (including LBR at NSTAR Electric), low income assistance programs, certain uncollectible accounts receivable for hardship customers, and restructuring and stranded costs as a result of deregulation.  Energy procurement costs at PSNH include the costs related to its generating stations and at WMECO include the costs related to its solar generation.

CL&P (effective December 1, 2014) and WMECO each have a regulatory commission approved revenue decoupling mechanism.  Distribution revenues are decoupled from customer sales volumes, which breaks the relationship between sales volumes and revenues recognized.  CL&P and WMECO reconcile their annual base distribution rate recovery to pre-established levels of baseline distribution delivery service revenues.  Any difference between the allowed level of distribution revenue and the actual amount received during a 12-month period is adjusted through rates in the following period.  CL&P and WMECO's revenue decoupling mechanisms permit recovery of an annual base amount of distribution revenues of $1.059 billion and $132.4 million, respectively.

Contractual Obligations - Yankee Companies:  CL&P, NSTAR Electric, PSNH and WMECO are responsible for their proportionate share of the remaining costs of the CYAPC, YAEC and MYAPC nuclear facilities, including nuclear fuel storage.  A portion of these costs was recorded as a regulatory asset.  Amounts for CL&P are earning a return and are being recovered through the CTA.  Amounts for NSTAR Electric and WMECO are being recovered without a return through the transition charge.  Amounts for PSNH were fully recovered in 2006.  As a result of Eversource's consolidation of CYAPC and YAEC, Eversource's regulatory asset balance also includes the regulatory assets of CYAPC and YAEC, which totaled $110.9 million and $97.8 million as of December 31, 2015 and 2014, respectively.  Intercompany transactions between CL&P, NSTAR Electric, PSNH and WMECO and the CYAPC and YAEC companies have been eliminated in consolidation of the Eversource financial statements.

Other Regulatory Assets:  Other Regulatory Assets primarily include asset retirement obligations, environmental remediation costs, losses associated with the reacquisition or redemption of long-term debt, purchase power contract termination costs and various other items.

Regulatory Costs in Other Long-Term Assets:  The Regulated companies had $75.3 million (including $3.1 million for CL&P, $35.4 million for NSTAR Electric, $4.8 million for PSNH and $16.7 million for WMECO) and $60.5 million (including $1.3 million for CL&P, $33.2 million for NSTAR Electric, $0.9 million for PSNH, and $11 million for WMECO) of additional regulatory costs as of December 31, 2015 and 2014, respectively, that were included in Other Long-Term Assets on the balance sheets.  These amounts represent incurred costs for which recovery has not yet been specifically approved by the applicable regulatory agency.  However, based on regulatory policies or past precedent on similar costs, management believes it is probable that these costs will ultimately be approved and recovered from customers in rates.  The NSTAR Electric balance as of December 31, 2015 and 2014 primarily related to the deferral of certain bad debt costs expected to be recovered in future rates.

Equity Return on Regulatory Assets:  For rate-making purposes, the Regulated companies recover the carrying costs related to their regulatory assets.  For certain regulatory assets, the carrying cost recovered includes an equity return component.  This equity return, which is not recorded on the balance sheets, totaled $1.5 million and $1.7 million for CL&P as of December 31, 2015 and 2014, respectively.  These carrying costs will be recovered from customers in future rates.

As of December 31, 2015 and 2014, this equity return, which is not recorded on the balance sheets, totaled $48.3 million and $43.3 million, respectively, for PSNH.  These amounts include $25 million of equity return on the Clean Air Project costs that PSNH has agreed not to bill customers pending NHPUC approval of a generation divestiture settlement agreement.  For further information on the divestiture, see Note 11H, "Commitments and Contingencies – PSNH Generation Restructuring."

Regulatory Liabilities:  The components of regulatory liabilities were as follows:

Eversource	As of December 31,
(Millions of Dollars)	2015	2014
Cost of Removal	$437.1	$439.9
Regulatory Tracker Mechanisms	99.7	192.3
AFUDC - Transmission	66.1	67.1
Other Regulatory Liabilities	18.5	50.8
Total Regulatory Liabilities	621.4	750.1
Less: Current Portion	107.8	235.0
Total Long-Term Regulatory Liabilities	$513.6	$515.1

	As of December 31,
	2015				2014
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH	WMECO
Cost of Removal	$24.1	$257.4	$47.2	$2.8	$19.7	$258.3	$50.3	$1.1
Regulatory Tracker Mechanisms	56.2	3.3	3.4	12.9	122.6	20.7	14.2	22.3
AFUDC - Transmission	51.5	5.7	-	8.9	53.6	4.4	-	9.1
Other Regulatory Liabilities	4.2	1.3	4.2	0.1	10.1	28.9	2.9	0.8
Total Regulatory Liabilities	136.0	267.7	54.8	24.7	206.0	312.3	67.4	33.3
Less: Current Portion	61.2	3.3	6.9	13.1	124.7	49.6	16.0	22.5
Total Long-Term Regulatory Liabilities	$74.8	$264.4	$47.9	$11.6	$81.3	$262.7	$51.4	$10.8

Cost of Removal:  Eversource's Regulated companies currently recover amounts in rates for future costs of removal of plant assets over the lives of the assets.  The estimated cost to remove utility assets from service is recognized as a component of depreciation expense and the cumulative amount collected from customers but not yet expended is recognized as a regulatory liability.  Expended costs that exceed amounts collected from customers are recognized as regulatory assets, as they are probable of recovery in future rates.

AFUDC - Transmission:  Regulatory liabilities were recorded by CL&P and WMECO for AFUDC accrued on certain reliability-related transmission projects to reflect local rate base recovery as a result of a FERC-approved transmission tariff.  A regulatory liability was recorded by NSTAR Electric for AFUDC accrued on certain reliability-related transmission projects through December 31, 2015 to reflect local rate base recovery.  These regulatory liabilities for CL&P, NSTAR Electric and WMECO will be amortized over the depreciable life of the related transmission assets.

2015 Regulatory Developments:

FERC ROE Complaints:  As a result of the actions taken by the FERC and other developments in the pending ROE complaint proceedings described in Note 11E, "Commitments and Contingencies – FERC ROE Complaints," Eversource recorded reserves for the first and second ROE complaints, which were recorded as a regulatory liability and as a reduction to operating revenues.  The cumulative pre-tax reserves (excluding interest) as of December 31, 2015, which include the impact of refunds given to customers, totaled $39.1 million for Eversource (including $21.4 million for CL&P, $8.5 million for NSTAR Electric, $3.1 million for PSNH, and $6.1 million for WMECO).

NSTAR Electric and NSTAR Gas Comprehensive Settlement Agreement:  On March 2, 2015, the DPU approved the comprehensive settlement agreement between NSTAR Electric, NSTAR Gas and the Massachusetts Attorney General (the "Settlement") as filed with the DPU on December 31, 2014.  The Settlement resolved the outstanding NSTAR Electric CPSL program filings for 2006 through 2011, the NSTAR Electric and NSTAR Gas PAM and energy efficiency-related customer billing adjustments reported in 2012, and the recovery of LBR related to NSTAR Electric's energy efficiency programs for 2009 through 2011 (11 dockets in total).  In 2015, as a result of the DPU order, NSTAR Electric and NSTAR Gas commenced refunding a combined $44.7 million to customers, which was recorded as a regulatory liability.  Refunds to customers will continue through December 2016.  As a result of the Settlement, NSTAR Electric increased its operating revenues and decreased its amortization expense in 2015, resulting in the recognition of a $21.7 million pre-tax benefit in 2015.

NSTAR Electric Basic Service Bad Debt Adder:  On January 7, 2015, the DPU issued an order concluding that NSTAR Electric had removed energy-related bad debt costs from base distribution rates effective January 1, 2006.  As a result of the DPU order, in the first quarter of 2015, NSTAR Electric increased its regulatory assets and reduced its operations and maintenance expense by an under recovered amount of $24.2 million for energy-related bad debt costs through 2014, resulting in a pre-tax benefit in 2015.  NSTAR Electric filed for recovery of the energy-related bad debt costs regulatory asset from customers and on November 20, 2015 the DPU approved NSTAR Electric's proposed rate increase to recover these costs over a 12-month period, effective January 1, 2016.

CL&P Distribution Rates:  On July 2, 2015, PURA issued a final order that approved a settlement agreement filed on May 19, 2015, which allows for an increase to rate base of approximately $163 million associated with ADIT, including a regulatory asset to recover the incremental revenue requirement for the period December 1, 2014 through November 30, 2015 over a subsequent 24-month period.  The rate base increase provided an increase to total allowed annual revenue requirements of $18.4 million beginning December 1, 2014.  As part of the settlement agreement, the $18.4 million for the period December 1, 2014 through November 30, 2015 was recorded as a regulatory asset with a corresponding increase in Operating Revenues, and is being collected from customers in rates over a 24-month period beginning December 1, 2015.

NSTAR Gas Distribution Rates:  On October 30, 2015, the DPU issued its order in the NSTAR Gas distribution rate case, which approved an annualized base rate increase of $15.8 million, plus other increases of approximately $11.5 million, mostly relating to recovery of pension and PBOP expenses and the Hopkinton GSA, effective January 1, 2016.  In the order, the DPU also approved an authorized regulatory ROE of 9.8 percent, the establishment of a revenue decoupling mechanism, the recovery of certain bad debt expenses, and a 52.1 percent equity component of its capital structure.  On November 19, 2015, NSTAR Gas filed a motion for reconsideration of the order with the DPU seeking the correction of mathematical errors and other plant and cost of service items.

As a result of this order, Eversource recorded regulatory deferrals for costs that have been approved for recovery or are expected to be approved for recovery in future rate proceedings, which resulted in the recognition of a $17.2 million pre-tax benefit in 2015.  Included in this amount is a $10.5 million pre-tax benefit recorded at NSTAR Electric for certain uncollectible hardship accounts receivable that are expected to be recovered in future rates given the allowed recoveries of uncollectible hardship accounts receivable by WMECO and NSTAR Gas.

3.

PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

Utility property, plant and equipment is recorded at original cost.  Original cost includes materials, labor, construction overhead and AFUDC for regulated property.  The cost of repairs and maintenance, including planned major maintenance activities, is charged to Operating Expenses as incurred.

The following tables summarize the investments in utility property, plant and equipment by asset category:

Eversource	As of December 31,
(Millions of Dollars)	2015	2014
Distribution - Electric	$13,054.8	$12,495.2
Distribution - Natural Gas	2,727.2	2,595.4
Transmission - Electric	7,691.9	6,930.7
Generation	1,194.1	1,170.9
Electric and Natural Gas Utility	24,668.0	23,192.2
Other (1)	558.6	551.3
Property, Plant and Equipment, Gross	25,226.6	23,743.5
Less: Accumulated Depreciation
Electric and Natural Gas Utility	(6,141.1)	(5,777.8)
Other	(255.6)	(231.8)
Total Accumulated Depreciation	(6,396.7)	(6,009.6)
Property, Plant and Equipment, Net	18,829.9	17,733.9
Construction Work in Progress	1,062.5	913.1
Total Property, Plant and Equipment, Net	$19,892.4	$18,647.0

(1)

These assets are primarily comprised of building improvements, computer software, hardware and equipment at Eversource Service.

	As of December 31,
	2015				2014
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH	WMECO
Distribution	$5,377.2	$5,100.5	$1,804.8	$812.3	$5,158.8	$4,895.5	$1,696.7	$784.2
Transmission	3,618.0	2,131.3	928.2	964.9	3,274.0	1,928.5	789.7	891.0
Generation	-	-	1,158.1	36.0	-	-	1,136.5	34.4
Property, Plant and Equipment, Gross	8,995.2	7,231.8	3,891.1	1,813.2	8,432.8	6,824.0	3,622.9	1,709.6
Less: Accumulated Depreciation	(2,041.9)	(1,886.8)	(1,171.0)	(307.0)	(1,928.0)	(1,761.4)	(1,090.0)	(297.4)
Property, Plant and Equipment, Net	6,953.3	5,345.0	2,720.1	1,506.2	6,504.8	5,062.6	2,532.9	1,412.2
Construction Work in Progress	203.5	310.5	135.3	69.1	304.9	272.8	102.9	49.1
Total Property, Plant and Equipment, Net	$7,156.8	$5,655.5	$2,855.4	$1,575.3	$6,809.7	$5,335.4	$2,635.8	$1,461.3

As of December 31, 2015, PSNH had $1.2 billion in gross generation utility plant assets and related Accumulated Depreciation of $522.4 million.  These generation assets are the subject of a divestiture agreement entered into on June 10, 2015 between Eversource, PSNH and key New Hampshire officials whereby, among other resolutions, PSNH has agreed to divest these generation assets upon NHPUC approval.  Upon completion of the divestiture process, remaining costs not recovered by the sale of these assets (stranded costs) will be recovered via bonds that will be secured by a non-bypassable charge or other recovery mechanisms in rates billed to PSNH’s customers.  See Note 11H, “Commitments and Contingencies – PSNH Generation Restructuring,” for further information.

Depreciation of utility assets is calculated on a straight-line basis using composite rates based on the estimated remaining useful lives of the various classes of property (estimated useful life for PSNH distribution).  The composite rates, which are subject to approval by the appropriate state regulatory agency, include a cost of removal component (other than PSNH Generation), which is collected from customers over the lives of the plant assets and is recognized as a regulatory liability.  Depreciation rates are applied to property from the time it is placed in service.

Upon retirement from service, the cost of the utility asset is charged to the accumulated provision for depreciation.  The actual incurred removal costs are applied against the related regulatory liability.

The depreciation rates for the various classes of utility property, plant and equipment aggregate to composite rates as follows:

(Percent)	2015	2014	2013
Eversource	2.9%	3.0%	2.8%
CL&P	2.7%	2.7%	2.5%
NSTAR Electric	3.0%	3.0%	2.9%
PSNH	3.2%	3.0%	3.0%
WMECO	2.7%	3.3%	2.9%

The following table summarizes average remaining useful lives of depreciable assets:

	As of December 31, 2015
(Years)	Eversource	CL&P	NSTAR Electric	PSNH	WMECO
Distribution	34.8	37.3	31.9	31.3	30.5
Transmission	41.6	38.7	43.8	41.6	50.0
Generation	30.7	-	-	30.9	25.0
Other	14.1	-	-	-	-

4.

DERIVATIVE INSTRUMENTS

The Regulated companies purchase and procure energy and energy-related products, which are subject to price volatility, for their customers.  The costs associated with supplying energy to customers are recoverable from customers in future rates.  The Regulated companies manage the risks associated with the price volatility of energy and energy-related products through the use of derivative and nonderivative contracts.

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

The gross fair values of derivative assets and liabilities with the same counterparty are offset and reported as net Derivative Assets or Derivative Liabilities, with current and long-term portions, on the balance sheets.  The following table presents the gross fair values of contracts, categorized by risk type, and the net amounts recorded as current or long-term derivative assets or liabilities:

	As of December 31,
	2015			2014
	Commodity Supply		Net Amount	Commodity Supply		Net Amount
	and Price Risk		Recorded as	and Price Risk		Recorded as
(Millions of Dollars)	Management	Netting (1)	a Derivative	Management	Netting (1)	a Derivative
Current Derivative Assets:
Level 3:
Eversource	$16.7	$(10.9)	$5.8	$16.2	$(6.6)	$9.6
CL&P	16.7	(10.9)	5.8	16.1	(6.6)	9.5
NSTAR Electric	-	-	-	0.1	-	0.1

Long-Term Derivative Assets:
Level 2:
Eversource	$0.1	$-	$0.1	$-	$-	$-
Level 3:
Eversource	62.0	(19.3)	42.7	93.5	(19.2)	74.3
CL&P	60.7	(19.3)	41.4	93.5	(19.2)	74.3
NSTAR Electric	1.3	-	1.3	-	-	-

Current Derivative Liabilities:
Level 2:
Eversource	$(5.8)	$-	$(5.8)	$(9.8)	$-	$(9.8)
Level 3:
Eversource	(92.3)	-	(92.3)	(90.0)	-	(90.0)
CL&P	(91.8)	-	(91.8)	(88.5)	-	(88.5)
NSTAR Electric	(0.5)	-	(0.5)	(1.5)	-	(1.5)

Long-Term Derivative Liabilities:
Level 2:
Eversource	$-	$-	$-	$(0.3)	$-	$(0.3)
Level 3:
Eversource	(337.1)	-	(337.1)	(409.3)	-	(409.3)
CL&P	(336.2)	-	(336.2)	(406.2)	-	(406.2)
NSTAR Electric	(0.9)	-	(0.9)	(3.1)	-	(3.1)

(1)

Amounts represent derivative assets and liabilities that Eversource elected to record net on the balance sheets.  These amounts are subject to master netting agreements or similar agreements for which the right of offset exists.

The business activities that result in the recognition of derivative assets also create exposure to various counterparties.  As of December 31, 2015, Eversource’s and CL&P's derivative assets were exposed to counterparty credit risk.  Of Eversource's and CL&P's derivative assets, approximately $47 million was contracted with investment grade entities.

For further information on the fair value of derivative contracts, see Note 1H, "Summary of Significant Accounting Policies - Fair Value Measurements," and Note 1I, "Summary of Significant Accounting Policies - Derivative Accounting," to the financial statements.

Derivative Contracts At Fair Value with Offsetting Regulatory Amounts

Commodity Supply and Price Risk Management:  As required by regulation, CL&P, along with UI, has capacity-related contracts with generation facilities.  CL&P has a sharing agreement with UI, with 80 percent of the costs or benefits of each contract borne by or allocated to CL&P and 20 percent borne by or allocated to UI.  The combined capacity of these contracts is 787 MW.  The capacity contracts extend through 2026 and obligate both CL&P and UI to make or receive payments on a monthly basis to or from the generation facilities based on the difference between a set capacity price and the capacity market price received in the ISO-NE capacity markets.  In addition, CL&P has a contract to purchase 0.1 million MWh of energy per year through 2020.

NSTAR Electric has a renewable energy contract to purchase 0.1 million MWh of energy per year through 2018 and a capacity-related contract to purchase up to 35 MW per year through 2019.

As of December 31, 2015 and 2014, Eversource had NYMEX financial contracts for natural gas futures in order to reduce variability associated with the purchase price of approximately 9.1 million and 8.8 million MMBtu of natural gas, respectively.

For the years ended December 31, 2015, 2014 and 2013, there were losses of $60.2 million and gains of $134.4 million and $160.6 million, respectively, deferred as regulatory costs, which reflect the change in fair value associated with Eversource's derivative contracts.

Credit Risk

Certain of Eversource's derivative contracts contain credit risk contingent provisions.  These provisions require Eversource to maintain investment grade credit ratings from the major rating agencies and to post collateral for contracts in a net liability position over specified credit limits. As of December 31, 2015 and 2014, Eversource had $5.8 million and $10 million, respectively, of derivative contracts in a net liability position that were subject to credit risk contingent provisions and would have been required to post additional collateral of $5.8 million and $10 million, respectively, if Eversource parent's unsecured debt credit ratings had been downgraded to below investment grade.

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

The fair value of derivative contracts classified as Level 3 utilizes significant unobservable inputs.  The fair value is modeled using income techniques, such as discounted cash flow valuations adjusted for assumptions relating to exit price.  Significant observable inputs for valuations of these contracts include energy and energy-related product prices in future years for which quoted prices in an active market exist.  Fair value measurements categorized in Level 3 of the fair value hierarchy are prepared by individuals with expertise in valuation techniques, pricing of energy and energy-related products, and accounting requirements.  The future power and capacity prices for periods that are not quoted in an active market or established at auction are based on available market data and are escalated based on estimates of inflation in order to address the full time period of the contract.

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

The following is a summary of Eversource's, including CL&P's and NSTAR Electric's, Level 3 derivative contracts and the range of the significant unobservable inputs utilized in their respective valuations over the duration of the contracts:

	As of December 31,
	2015					2014
	Range				Period Covered	Range				Period Covered
Capacity Prices:
Eversource	$10.81	-	15.82	per kW-Month	2016 - 2026	$5.30	-	12.98	per kW-Month	2016 - 2026
CL&P	$10.81	-	12.60	per kW-Month	2019 - 2026	$11.08	-	12.98	per kW-Month	2018 - 2026
NSTAR Electric	$10.81	-	15.82	per kW-Month	2016 - 2019	$5.30	-	11.10	per kW-Month	2016 - 2019

Forward Reserve:
Eversource, CL&P	$2.00			per kW-Month	2016 - 2024	$5.80	-	9.50	per kW-Month	2015 - 2024

REC Prices:
Eversource, NSTAR Electric	$45	-	51	per REC	2016 - 2018	$38	-	56	per REC	2015 - 2018

Exit price premiums of 5 percent to 22 percent are also applied on these contracts and reflect the uncertainty and illiquidity premiums that would be required based on the most recent market activity available for similar type contracts.

Valuations using significant unobservable inputs:  The following table presents changes in the Level 3 category of derivative assets and derivative liabilities measured at fair value on a recurring basis.  The derivative assets and liabilities are presented on a net basis.

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric
Derivatives, Net:
Fair Value as of January 1, 2014	$(635.2)	$(630.6)	$(7.3)
Net Realized/Unrealized Gains Included in Regulatory Assets and Liabilities	141.3	139.7	4.3
Settlements	78.5	80.0	(1.5)
Fair Value as of December 31, 2014	$(415.4)	$(410.9)	$(4.5)
Net Realized/Unrealized Losses Included in Regulatory Assets and Liabilities	(52.1)	(51.3)	(0.8)
Settlements	86.6	81.4	5.2
Fair Value as of December 31, 2015	$(380.9)	$(380.8)	$(0.1)

Significant increases or decreases in future energy or capacity prices in isolation would decrease or increase, respectively, the fair value of the derivative liability.  Any increases in risk premiums would increase the fair value of the derivative liability.  Changes in these fair values are recorded as a regulatory asset or liability and do not impact net income.

5.

MARKETABLE SECURITIES

Eversource maintains trusts that hold marketable securities to fund certain non-qualified executive benefits.  These trusts are not subject to regulatory oversight by state or federal agencies.  CYAPC and YAEC maintain legally restricted trusts, each of which holds marketable securities, to fund the decommissioning and spent nuclear fuel removal obligations of their nuclear fuel storage facilities.

WMECO maintained a spent nuclear fuel trust to fund WMECO's pre-1983 spent nuclear fuel obligation.  In late 2015, this trust was liquidated to satisfy the spent nuclear fuel obligation with the DOE.  For further information, see Note 8, "Long-Term Debt."

Trading Securities:  Eversource has elected to record certain equity securities as trading securities, with the changes in fair values recorded in Other Income, Net on the statements of income.  As of December 31, 2015 and 2014, these securities were classified as Level 1 in the fair value hierarchy and totaled $14.2 million and $85.1 million, respectively.  For the years ended December 31, 2015, 2014 and 2013, net gains on these securities of $2 million, $1.9 million and $10.2 million, respectively, were recorded in Other Income, Net on the statements of income.  Dividend income is recorded in Other Income, Net when dividends are declared.  In 2015, certain of the securities classified as trading securities were sold and the proceeds were re-invested in equity securities designated as available-for-sale securities.

Available-for-Sale Securities:  The following is a summary of available-for-sale securities, which are recorded at fair value and are included in current and long-term Marketable Securities on the balance sheets.

	As of December 31,
	2015				2014
		Pre-Tax	Pre-Tax			Pre-Tax	Pre-Tax
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
(Millions of Dollars)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Eversource
Debt Securities (1) (2)	$256.5	$4.5	$(0.6)	$260.4	$313.0	$7.5	$(0.3)	$320.2
Equity Securities (1)	215.3	59.2	(3.4)	271.1	160.6	73.3	-	233.9
WMECO
Debt Securities (2)	-	-	-	-	58.2	-	(0.1)	58.1

(1)

Amounts include CYAPC's and YAEC's marketable securities held in nuclear decommissioning trusts of $436.9 million and $450.8 million as of December 31, 2015 and 2014, respectively.  Unrealized gains and losses for the nuclear decommissioning trusts are recorded in Marketable Securities with the corresponding offset to Other Long-Term Liabilities on the balance sheets, with no impact on the statements of income.

(2)

Unrealized gains and losses on debt securities held by WMECO were recorded in Marketable Securities with the corresponding offset to Other Long-Term Assets on the balance sheets.

Unrealized Losses and Other-than-Temporary Impairment:  There have been no significant unrealized losses, other-than-temporary impairments or credit losses in 2015 or 2014.  Factors considered in determining whether a credit loss exists include the duration and severity of the impairment, adverse conditions specifically affecting the issuer, and the payment history, ratings and rating changes of the security.  For asset-backed debt securities, underlying collateral and expected future cash flows are also evaluated.

Realized Gains and Losses:  Realized gains and losses on available-for-sale securities are recorded in Other Income, Net for Eversource's benefit trust and are offset in Other Long-Term Liabilities for CYAPC and YAEC.  Eversource utilizes the specific identification basis method for the Eversource benefit trust and the average cost basis method for the CYAPC and YAEC nuclear decommissioning trusts to compute the realized gains and losses on the sale of available-for-sale securities.

Contractual Maturities:  As of December 31, 2015, the contractual maturities of available-for-sale debt securities were as follows:

Eversource	Amortized	Fair
(Millions of Dollars)	Cost	Value
Less than one year (1)	$33.3	$33.2
One to five years	50.2	50.7
Six to ten years	56.6	57.2
Greater than ten years	116.4	119.3
Total Debt Securities	$256.5	$260.4

(1)

Amounts in the Less than one year category include securities in the CYAPC and YAEC nuclear decommissioning trusts, which are restricted and are classified in long-term Marketable Securities on the balance sheets.

Fair Value Measurements:  The following table presents the marketable securities recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

Eversource	As of December 31,
(Millions of Dollars)	2015	2014
Level 1:
Mutual Funds and Equities	$285.3	$319.0
Money Market Funds	26.9	24.9
Total Level 1	$312.2	$343.9
Level 2:
U.S. Government Issued Debt Securities (Agency and Treasury)	$46.6	$51.3
Corporate Debt Securities	43.9	49.1
Asset-Backed Debt Securities	20.0	54.1
Municipal Bonds	111.4	116.3
Other Fixed Income Securities	11.6	24.5
Total Level 2	$233.5	$295.3
Total Marketable Securities	$545.7	$639.2

As of December 31, 2014, the WMECO spent nuclear fuel trust included investments in money market funds of $4.3 million classified as Level 1 in the fair value hierarchy, and $14.7 million of corporate debt securities, $14.5 million of asset-backed debt securities, $13 million of municipal bonds and $11.6 million of other fixed income securities classified as Level 2 in the fair value hierarchy. The trust was liquidated in late 2015.

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

6.

ASSET RETIREMENT OBLIGATIONS

Eversource, including CL&P, NSTAR Electric, PSNH and WMECO, recognizes a liability for the fair value of an ARO on the obligation date if the liability's fair value can be reasonably estimated and is conditional on a future event.  Settlement dates and future costs are reasonably estimated when sufficient information becomes available.  Management has identified various categories of AROs, primarily certain assets containing asbestos and hazardous contamination, and has performed fair value calculations reflecting expected probabilities for settlement scenarios.

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

A reconciliation of the beginning and ending carrying amounts of ARO liabilities are as follows:

Eversource	As of December 31,
(Millions of Dollars)	2015	2014
Balance as of Beginning of Year	$426.3	$424.9
Liabilities Incurred During the Year	6.6	1.3
Liabilities Settled During the Year	(18.2)	(19.5)
Accretion	26.5	25.1
Revisions in Estimated Cash Flows	(11.1)	(5.5)
Balance as of End of Year	$430.1	$426.3

	As of December 31,
	2015				2014
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH	WMECO
Balance as of Beginning of Year	$35.3	$34.3	$20.6	$5.9	$35.0	$32.8	$19.5	$4.5
Liabilities Incurred During the Year	-	6.2	0.4	-	-	-	-	1.1
Liabilities Settled During the Year	-	(1.5)	-	(0.1)	(1.1)	-	-	-
Accretion	2.2	1.8	1.3	0.4	1.9	1.5	1.1	0.3
Revisions in Estimated Cash Flows	(3.7)	(5.5)	(0.7)	(0.5)	(0.5)	-	-	-
Balance as of End of Year	$33.8	$35.3	$21.6	$5.7	$35.3	$34.3	$20.6	$5.9

Eversource's amounts include CYAPC and YAEC's AROs of $319.1 million and $317.3 million as of December 31, 2015 and 2014, respectively.  The fair value of the ARO for CYAPC and YAEC includes uncertainties of the fuel off-load dates related to the DOE’s timing of performance regarding its obligation to dispose of the spent nuclear fuel and high level waste.  The incremental asset recorded as an offset to the ARO liability was fully depreciated since the plants have no remaining useful life.  Any changes in the assumptions used to calculate the fair value of the ARO liability are recorded with a corresponding offset to the related regulatory asset.  The assets held in the CYAPC and YAEC nuclear decommissioning trusts are restricted for settling the ARO and all other decommissioning obligations.  For further information on the assets held in the nuclear decommissioning trusts, see Note 5, "Marketable Securities," to the financial statements.

7.

SHORT-TERM DEBT

Short-Term Borrowing Limits:  The amount of short-term borrowings that may be incurred by CL&P, NSTAR Electric and WMECO is subject to periodic approval by the FERC.  As a result of the NHPUC having jurisdiction over PSNH's short-term debt, PSNH is not currently required to obtain FERC approval for its short-term borrowings.  On June 16, 2015, the FERC granted authorization that allows CL&P and WMECO to incur total short-term borrowings up to a maximum of $600 million and $300 million, respectively, effective January 1, 2016 through December 31, 2017.  On June 11, 2014, the FERC granted authorization to allow NSTAR Electric to issue total short-term debt securities in an aggregate principal amount not to exceed $655 million outstanding at any one time, effective October 24, 2014 through October 23, 2016.

PSNH is authorized by regulation of the NHPUC to incur short-term borrowings up to 10 percent of net fixed plant plus an additional $60 million until further ordered by the NHPUC.  As of December 31, 2015, PSNH's short-term debt authorization under the 10 percent of net fixed plant test plus $60 million totaled approximately $325 million.

CL&P's certificate of incorporation contains preferred stock provisions restricting the amount of unsecured debt that CL&P may incur, including limiting unsecured indebtedness with a maturity of less than 10 years to 10 percent of total capitalization.  As of December 31, 2015, CL&P had $327.3 million of unsecured debt capacity available under this authorization.

Yankee Gas and NSTAR Gas are not required to obtain approval from any state or federal authority to incur short-term debt.

Credit Agreements and Commercial Paper Programs:  Eversource parent, CL&P, PSNH, WMECO, NSTAR Gas and Yankee Gas are parties to a five-year $1.45 billion revolving credit facility.  On October 26, 2015, this revolving credit facility was amended and restated and the termination date was extended to September 4, 2020.  Under the revolving credit facility, CL&P has a borrowing sublimit of $600 million, and PSNH and WMECO each have borrowing sublimits of $300 million.  The revolving credit facility serves to backstop Eversource parent's $1.45 billion commercial paper program.  The commercial paper program allows Eversource parent to issue commercial paper as a form of short-term debt.  As of December 31, 2015 and 2014, Eversource parent had approximately $1.1 billion in short-term borrowings outstanding on each date under the Eversource parent commercial paper program, leaving $351.5 million and $348.9 million of available borrowing capacity as of December 31, 2015 and 2014, respectively.  The weighted-average interest rate on these borrowings as of December 31, 2015 and 2014 was 0.72 percent and 0.43 percent, respectively.  As of December 31, 2015, there were intercompany loans from Eversource parent of $277.4 million to CL&P, $231.3 million to PSNH and $143.4 million to WMECO.  As of December 31, 2014, there were intercompany loans from Eversource parent of $133.4 million to CL&P, $90.5 million to PSNH and $21.4 million to WMECO.

NSTAR Electric has a five-year $450 million revolving credit facility.  On October 26, 2015, this revolving credit facility was amended and restated and the termination date was extended to September 4, 2020.  The facility serves to backstop NSTAR Electric's $450 million commercial paper program.  As of December 31, 2015 and 2014, NSTAR Electric had $62.5 million and $302 million, respectively, in short-term borrowings outstanding under its commercial paper program, leaving $387.5 million and $148 million of available borrowing capacity as of December 31, 2015 and 2014, respectively.  The weighted-average interest rate on these borrowings as of December 31, 2015 and 2014 was 0.40 percent and 0.27 percent, respectively.

Except as described below, amounts outstanding under the commercial paper programs are included in Notes Payable for Eversource and NSTAR Electric and are classified in current liabilities on the balance sheets as all borrowings are outstanding for no more than 364 days at one time.  Intercompany loans from Eversource parent to CL&P, PSNH and WMECO are included in Notes Payable to Eversource Parent and are classified in current liabilities on their respective balance sheets.  Intercompany loans from Eversource to CL&P, PSNH and WMECO are eliminated in consolidation on Eversource's balance sheets.

On January 15, 2015, Eversource parent issued $150 million of 1.60 percent Series G Senior Notes due to mature in 2018 and $300 million of 3.15 percent Series H Senior Notes, due to mature in 2025.  The proceeds, net of issuance costs, were used to repay short-term borrowings outstanding under the Eversource parent commercial paper program.  As the debt proceeds, net of issuance costs, refinanced short-term debt, the short-term debt was classified as Long-Term Debt as of December 31, 2014.  See Note 8, "Long-Term Debt," for further information on these debt issuances.

Under the credit facilities described above, Eversource and its subsidiaries must comply with certain financial and non-financial covenants, including a consolidated debt to total capitalization ratio.  As of December 31, 2015 and 2014, Eversource and its subsidiaries were in compliance with these covenants.  If Eversource or its subsidiaries were not in compliance with these covenants, an event of default would occur requiring all outstanding borrowings by such borrower to be repaid and additional borrowings by such borrower would not be permitted under its respective credit facility.

8.

LONG-TERM DEBT

Details of long-term debt outstanding are as follows:

CL&P	As of December 31,
(Millions of Dollars)	2015	2014
First Mortgage Bonds:
7.875% 1994 Series D due 2024	$139.8	$139.8
5.750% 2004 Series B due 2034	130.0	130.0
5.000% 2005 Series A due 2015	-	100.0
5.625% 2005 Series B due 2035	100.0	100.0
6.350% 2006 Series A due 2036	250.0	250.0
5.375% 2007 Series A due 2017	150.0	150.0
5.750% 2007 Series B due 2037	150.0	150.0
5.750% 2007 Series C due 2017	100.0	100.0
6.375% 2007 Series D due 2037	100.0	100.0
5.650% 2008 Series A due 2018	300.0	300.0
5.500% 2009 Series A due 2019	250.0	250.0
2.500% 2013 Series A due 2023	400.0	400.0
4.300% 2014 Series A due 2044	250.0	250.0
4.150% 2015 Series A due 2045	350.0	-
Total First Mortgage Bonds	2,669.8	2,419.8
Pollution Control Revenue Bonds:
4.375% Fixed Rate Tax Exempt due 2028	120.5	120.5
1.550% Fixed Rate Tax Exempt due 2031	-	62.0
Total Pollution Control Revenue Bonds	120.5	182.5
Pre-1983 Spent Nuclear Fuel Obligation	-	244.5
Less Amounts due Within One Year	-	(162.0)
Unamortized Premiums and Discounts, Net	(10.7)	(4.8)
Unamortized Debt Issuance Costs(1)	(15.9)	(15.8)
CL&P Long-Term Debt(1)	$2,763.7	$2,664.2

NSTAR Electric	As of December 31,
(Millions of Dollars)	2015	2014
Debentures:
5.750% due 2036	$200.0	$200.0
5.625% due 2017	400.0	400.0
5.500% due 2040	300.0	300.0
2.375% due 2022	400.0	400.0
Variable Rate due 2016 (0.6036% and 0.4721% as of December 31, 2015 and 2014)	200.0	200.0
4.400% due 2044	300.0	300.0
3.250% due 2025	250.0	-
Total Debentures	2,050.0	1,800.0
Bonds:
7.375% Tax Exempt Sewage Facility Revenue Bonds, due 2015	-	4.7
Less Amounts due Within One Year	(200.0)	(4.7)
Unamortized Premiums and Discounts, Net	(8.5)	(7.3)
Unamortized Debt Issuance Costs(1)	(11.7)	(11.2)
NSTAR Electric Long-Term Debt(1)	$1,829.8	$1,781.5

PSNH	As of December 31,
(Millions of Dollars)	2015	2014
First Mortgage Bonds:
5.60% Series M due 2035	$50.0	$50.0
6.15% Series N due 2017	70.0	70.0
6.00% Series O due 2018	110.0	110.0
4.50% Series P due 2019	150.0	150.0
4.05% Series Q due 2021	122.0	122.0
3.20% Series R due 2021	160.0	160.0
3.50% Series S due 2023	325.0	325.0
Total First Mortgage Bonds	987.0	987.0
Pollution Control Revenue Bonds:
Adjustable Rate Tax Exempt Series A due 2021 (0.193% and 0.175% as of December 31, 2015 and 2014)	89.3	89.3
Unamortized Premiums and Discounts, Net	0.1	-
Unamortized Debt Issuance Costs(1)	(5.4)	(6.3)
PSNH Long-Term Debt(1)	$1,071.0	$1,070.0

WMECO	As of December 31,
(Millions of Dollars)	2015	2014
Notes:
5.90% Senior Notes Series B, due 2034	$50.0	$50.0
5.24% Senior Notes Series C, due 2015	-	50.0
6.70% Senior Notes Series D, due 2037	40.0	40.0
5.10% Senior Notes Series E, due 2020	95.0	95.0
3.50% Senior Notes Series F, due 2021	250.0	250.0
3.88% Senior Notes Series G, due 2023	80.0	80.0
Total Notes	515.0	565.0
Pre-1983 Spent Nuclear Fuel Obligation	-	57.4
Less Amounts due Within One Year	-	(50.0)
Unamortized Premiums and Discounts, Net	5.2	6.1
Unamortized Debt Issuance Costs (1)	(2.9)	(3.3)
WMECO Long-Term Debt (1)	$517.3	$575.2

OTHER	As of December 31,
(Millions of Dollars)	2015	2014
Yankee Gas - First Mortgage Bonds:
8.48% Series B due 2022	$20.0	$20.0
5.26% Series H due 2019	50.0	50.0
5.35% Series I due 2035	50.0	50.0
6.90% Series J due 2018	100.0	100.0
4.87% Series K due 2020	50.0	50.0
4.82% Series L due 2044	100.0	100.0
3.35% Series M due 2025	75.0	-
Total First Mortgage Bonds	445.0	370.0
Unamortized Premium	0.4	0.6
Unamortized Debt Issuance Costs (1)	(1.7)	(1.5)
Yankee Gas Long-Term Debt (1)	443.7	369.1

NSTAR Gas - First Mortgage Bonds:
9.95% Series J due 2020	25.0	25.0
7.11% Series K due 2033	35.0	35.0
7.04% Series M due 2017	25.0	25.0
4.46% Series N due 2020	125.0	125.0
4.35% Series O due 2045	100.0	-
Total First Mortgage Bonds	310.0	210.0
Unamortized Debt Issuance Costs (1)	(0.8)	(0.6)
NSTAR Gas Long-Term Debt (1)	309.2	209.4

Eversource Parent - Notes and Debentures:
4.50% Debentures due 2019	350.0	350.0
1.45% Senior Notes Series E due 2018	300.0	300.0
2.80% Senior Notes Series F due 2023	450.0	450.0
1.60% Senior Notes Series G due 2018	150.0	-
3.15% Senior Notes Series H due 2025	300.0	-
Eversource Parent Commercial Paper Borrowings	-	446.3
Total Eversource Parent Notes and Debentures	1,550.0	1,546.3
Pre-1983 Spent Nuclear Fuel Obligation (CYAPC)	179.5	179.4
Fair Value Adjustment (2)	173.5	202.3
Less Fair Value Adjustment - Current Portion (2)	(28.9)	(28.9)
Unamortized Premiums and Discounts, Net	(1.3)	(1.2)
Unamortized Debt Issuance Costs (1)	(1.9)	1.1
Total Other Long-Term Debt (1)	$2,623.8	$2,477.5

Total Eversource Long-Term Debt (1)	$8,805.6	$8,568.4

(1)

Effective December 31, 2015, the carrying amount of Long-Term Debt includes unamortized debt issuance costs presented as a direct reduction from the carrying amount of the debt liability, in accordance with new accounting guidance.  The December 31, 2014 carrying amount of Long-Term Debt was retrospectively adjusted to conform to the current year presentation.  See Note 1C, "Summary of Significant Accounting Policies – Accounting Standards," for further information.

(2)

The fair value adjustment amount is the purchase price adjustment, net of amortization, required to record the NSTAR long-term debt at fair value on the date of the merger.

Long-Term Debt Issuances:  On January 15, 2015, Eversource parent issued $150 million of 1.60 percent Series G Senior Notes, due to mature in 2018, and $300 million of 3.15 percent Series H Senior Notes, due to mature in 2025.  As the debt proceeds, net of issuance costs, refinanced short-term debt, the short-term debt was classified as Long-Term Debt as of December 31, 2014.  On May 20, 2015 and December 1, 2015, CL&P issued $300 million and $50 million, respectively, of 4.15 percent 2015 Series A First and Refunding Mortgage Bonds due to mature in 2045.  On September 10, 2015, Yankee Gas issued $75 million of 3.35 percent 2015 Series M First Mortgage Bonds due to mature in 2025.  On November 18, 2015, NSTAR Electric issued $250 million of 3.25 percent debentures, due to mature in 2025.  On December 8, 2015, NSTAR Gas issued $100 million of 4.35 percent Series O First Mortgage Bonds due to mature in 2045.  The proceeds of all debt issuances, net of issuance costs, were used to repay short-term borrowings and fund capital expenditures and working capital.

Long-Term Debt Repayments:  On April 1, 2015, CL&P repaid at maturity the $100 million 5.00 percent 2005 Series A First and Refunding Mortgage Bonds and also redeemed the $62 million 1996A Series 1.55 percent PCRBs that were subject to mandatory tender using short-term borrowings.  On August 3, 2015, WMECO repaid at maturity the $50 million 5.24 percent Series C Senior Notes, using short-term borrowings.

Long-Term Debt Issuance Authorizations:  On November 25, 2015, PURA approved Yankee Gas’ request to extend the authorization period for issuance of up to $125 million in long-term debt from December 31, 2015 to December 31, 2016.  On December 4, 2015, the DPU authorized WMECO to issue up to $100 million in long-term debt for the period through December 31, 2016.  On December 4, 2015, the DPU approved NSTAR Electric’s request to extend the authorization period for issuance of up to $250 million in long-term debt from December 31, 2015 to December 31, 2016.

Long-Term Debt Provisions:  The utility plant of CL&P, PSNH, Yankee Gas and NSTAR Gas is subject to the lien of each company's respective first mortgage bond indenture.  The Eversource parent, NSTAR Electric and WMECO debt is unsecured.  Additionally, the long-term debt agreements provide that Eversource and certain of its subsidiaries must comply with certain covenants as are customarily included in such agreements, including a minimum equity requirement for NSTAR Gas.  Under the minimum equity requirement, the outstanding long-term debt of NSTAR Gas must not exceed equity.

CL&P's obligation to repay the PCRBs is secured by first mortgage bonds.  The first mortgage bonds contain similar terms and provisions as the applicable series of PCRBs.  If CL&P fails to meet its obligations under the first mortgage bonds, then the holder of the first mortgage bonds (the issuer of the PCRBs) would have rights under the first mortgage bonds.  CL&P's $120.5 million tax-exempt PCRBs will be subject to redemption at par on or after September 1, 2021.  All other long-term debt securities are subject to make-whole provisions.

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

Yankee Gas has certain long-term debt agreements that contain cross-default provisions.  No other debt issuances contain cross-default provisions as of December 31, 2015.

Pre-1983 Spent Nuclear Fuel Obligation:  Under the Nuclear Waste Policy Act of 1982, CL&P and WMECO were obligated to pay the DOE for the costs of disposal of pre-1983 spent nuclear fuel and high-level radioactive waste for the period prior to the sale of their ownership shares in the Millstone nuclear power stations, which were sold in March 2001.  The DOE is responsible for the selection and development of repositories for, and the disposal of, spent nuclear fuel and high-level radioactive waste.  After the sale of the Millstone nuclear power stations in March 2001, CL&P and WMECO remained responsible for their share of the disposal costs for nuclear fuel used to generate electricity prior to April 7, 1983 (pre-1983 Spent Nuclear Fuel) and recorded an accrual for the full liability thereof to the DOE.  This liability accrued interest costs at the 3-month Treasury bill yield rate.  As of December 31, 2014, CL&P and WMECO's pre-1983 Spent Nuclear Fuel obligation was $244.5 million and $57.4 million, respectively, which included accumulated interest costs of $178 million for CL&P and $41.8 million for WMECO.

In late 2015, CL&P and WMECO made payments of $244.6 million and $57.4 million, respectively, to fully satisfy their pre-1983 Spent Nuclear Fuel obligations to the DOE, which included accumulated interest of $178 million and $41.8 million, respectively.  CL&P issued debt to fund its payment while WMECO liquidated its spent nuclear fuel trust.

In addition, as a result of consolidating CYAPC, Eversource has consolidated $179.5 million and $179.4 million, respectively, in additional pre-1983 spent nuclear fuel obligations to the DOE, which include accumulated interest costs of $130.7 million and $130.6 million as of December 31, 2015 and 2014, respectively.  CYAPC maintains a trust to fund amounts due to the DOE for the disposal of pre-1983 spent nuclear fuel.  For further information, see Note 5, "Marketable Securities," to the financial statements.

Long-Term Debt Maturities:  Long-term debt maturities on debt outstanding for the years 2016 through 2020 and thereafter are shown below.  These amounts exclude the CYAPC pre-1983 spent nuclear fuel obligation, net unamortized premiums, discounts and debt issuance costs, and other fair value adjustments as of December 31, 2015:

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	WMECO
2016	$200.0	$-	$200.0	$-	$-
2017	745.0	250.0	400.0	70.0	-
2018	960.0	300.0	-	110.0	-
2019	800.0	250.0	-	150.0	-
2020	295.0	-	-	-	95.0
Thereafter	5,736.6	1,990.3	1,450.0	746.3	420.0
Total	$8,736.6	$2,790.3	$2,050.0	$1,076.3	$515.0

9.

EMPLOYEE BENEFITS

A.

Pension Benefits and Postretirement Benefits Other Than Pensions

As of December 31, 2014, Eversource Service sponsored two defined benefit retirement plans that covered eligible employees, including, among others, employees of CL&P, NSTAR Electric, PSNH and WMECO.  Effective January 1, 2015, these two pension plans were merged into one plan, sponsored by Eversource Service (Pension Plan).   The Pension Plan is subject to the provisions of ERISA, as amended by the PPA of 2006. Eversource’s policy is to annually fund the Pension Plan in an amount at least equal to an amount that will satisfy all federal funding requirements. In addition to the Pension Plan, Eversource maintains non-qualified defined benefit retirement plans sponsored by Eversource Service (herein collectively referred to as the SERP Plans), which provide benefits in excess of Internal Revenue Code limitations to eligible current and retired participants.

As of December 31, 2014, Eversource Service also sponsored defined benefit postretirement plans that provided certain retiree benefits, primarily medical, dental and life insurance, to retired employees that met certain age and service eligibility requirements, including, among others, employees of CL&P, NSTAR Electric, PSNH and WMECO.  Effective January 1, 2015, these postretirement plans were merged into one plan, sponsored by Eversource Service (PBOP Plan).  Under certain circumstances, eligible retirees are required to contribute to the costs of postretirement benefits.  The benefits provided under the PBOP Plan are not vested and the Company has the right to modify any benefit provision subject to applicable laws at that time. Eversource annually funds postretirement costs through tax deductible contributions to external trusts.

Because the Regulated companies recover the retiree benefit costs from customers through rates, regulatory assets are recorded in lieu of recording an adjustment to Accumulated Other Comprehensive Income/(Loss) for the funded status of the Pension, SERP and PBOP Plans.  Regulatory accounting is also applied to the portions of the Eversource Service costs that support the Regulated companies, as these costs are also recovered from customers.  Adjustments to the Pension and PBOP Plans funded status for the unregulated companies are recorded on an after-tax basis to Accumulated Other Comprehensive Income/(Loss).  For further information, see Note 2, "Regulatory Accounting," and Note 14, "Accumulated Other Comprehensive Income/(Loss)," to the financial statements.

For the year ended December 31, 2015, the difference between the actual return and calculated expected return on plan assets for the Pension and PBOP Plans are reflected as a component of unrecognized actuarial gains or losses, which are recorded in Regulatory Assets or Accumulated Other Comprehensive Income/(Loss). Unrecognized actuarial gains or losses are amortized as a component of pension and PBOP expense over the estimated average future employee service period.

Pension and SERP Plans:  On January 1, 2014, NSTAR Electric & Gas was merged into Eversource Service (service company merger) and, concurrently, all employees were transferred to the company they predominantly provide services for: Eversource Service, NSTAR Electric or NSTAR Gas. As a result of these employee transfers, the pension and SERP assets and liabilities of NSTAR Electric & Gas were attributed by participant and transferred to the applicable operating company's balance sheets. This change had no impact on the income statement or net assets of NSTAR Electric or Eversource.

The Pension and SERP Plans are accounted for under the multiple-employer approach, with each operating company's balance sheet reflecting its share of the funded status of the plans.  Although Eversource maintains marketable securities in a benefit trust, the SERP Plans do not contain any assets.  For further information, see Note 5, "Marketable Securities," to the financial statements.  The following tables provide information on the Pension and SERP Plan benefit obligations, fair values of Pension Plan assets, and funded status:

	Pension and SERP
Eversource	As of December 31,
(Millions of Dollars)	2015	2014
Change in Benefit Obligation
Benefit Obligation as of Beginning of Year	$(5,486.2)	$(4,676.5)
Service Cost	(91.4)	(79.9)
Interest Cost	(227.0)	(225.7)
Actuarial Gain/(Loss)	331.5	(739.6)
Benefits Paid - Pension	238.5	230.3
Benefits Paid - Lump Sum	149.5	-
Benefits Paid - SERP	5.0	5.2
Benefit Obligation as of End of Year	$(5,080.1)	$(5,486.2)
Change in Pension Plan Assets
Fair Value of Pension Plan Assets as of Beginning of Year	$4,126.5	$3,985.9
Employer Contributions	154.6	171.6
Actual Return on Pension Plan Assets	12.3	199.3
Benefits Paid	(238.5)	(230.3)
Benefits Paid - Lump Sum	(149.5)	-
Fair Value of Pension Plan Assets as of End of Year	$3,905.4	$4,126.5
Funded Status as of December 31st	$(1,174.7)	$(1,359.7)

	Pension and SERP
	As of December 31, 2015				As of December 31, 2014
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH	WMECO
Change in Benefit Obligation
Benefit Obligation as of Beginning of Year	$(1,230.1)	$(982.6)	$(580.7)	$(249.4)	$(1,083.4)	$(1,353.3)	$(529.0)	$(223.9)
Change due to transfer of employees	(4.6)	6.2	(1.9)	(1.3)	26.4	479.9	32.2	6.2
Service Cost	(24.7)	(14.9)	(12.1)	(4.3)	(20.2)	(13.6)	(9.7)	(3.5)
Interest Cost	(51.1)	(40.2)	(24.3)	(10.4)	(50.5)	(41.3)	(23.8)	(10.3)
Actuarial Gain/(Loss)	77.8	34.1	38.9	12.6	(161.0)	(107.0)	(73.3)	(29.8)
Benefits Paid - Pension	60.2	47.6	23.2	12.7	58.3	52.4	22.8	11.9
Benefits Paid - Lump Sum	14.5	-	9.1	2.5	-	-	-	-
Benefits Paid - SERP	0.4	0.1	0.2	-	0.3	0.3	0.1	-
Benefit Obligation as of End of Year	$(1,157.6)	$(949.7)	$(547.6)	$(237.6)	$(1,230.1)	$(982.6)	$(580.7)	$(249.4)
Change in Pension Plan Assets
Fair Value of Pension Plan Assets as of Beginning of Year	$980.8	$879.0	$498.4	$234.0	$1,016.3	$1,235.3	$528.6	$240.4
Change due to transfer of employees	4.6	(6.2)	1.9	1.3	(26.4)	(441.4)	(32.2)	(6.2)
Employer Contributions	-	5.0	1.0	-	-	101.0	-	-
Actual Return on Pension Plan Assets	2.8	2.7	1.5	0.7	49.2	36.5	24.8	11.7
Benefits Paid	(60.2)	(47.6)	(23.2)	(12.7)	(58.3)	(52.4)	(22.8)	(11.9)
Benefits Paid - Lump Sum	(14.5)	-	(9.1)	(2.5)	-	-	-	-
Fair Value of Pension Plan Assets as of End of Year	$913.5	$832.9	$470.5	$220.8	$980.8	$879.0	$498.4	$234.0
Funded Status as of December 31st	$(244.1)	$(116.8)	$(77.1)	$(16.8)	$(249.3)	$(103.6)	$(82.3)	$(15.4)

In August 2015, Eversource made a total lump-sum payout of $149.5 million, which reduced the projected benefit obligation and Pension Plan assets by a corresponding amount.  Therefore, the lump-sum payment had no impact on the net Accrued Pension Liability reflected on the Eversource, CL&P, PSNH and WMECO balance sheets as of December 31, 2015.

During 2014, the Society of Actuaries released a series of updated mortality tables resulting from studies that measured mortality rates for various groups of individuals. The updated mortality tables released in 2014 increased the life expectancy of plan participants by three to five years and had the effect of increasing the estimated benefits to be provided to plan participants.  The impact of adopting the updated mortality tables on Eversource's liability as of December 31, 2014 was an increase of approximately $340 million.  In 2015, a revised scale for the mortality table was released having the effect of decreasing the estimate of benefits to be provided to plan participants.  The impact of the adoption of the new mortality scale resulted in a decrease of $48 million on Eversource's liability as of December 31, 2015.

The increase in the discount rate used to calculate the funded status resulted in a decrease on Eversource's liability of approximately $267 million as of December 31, 2015.  Decreases in the discount rates resulted in an increase on Eversource's liability of approximately $530 million as of December 31, 2014.

The pension and SERP Plans' funded status includes the current portion of the SERP liability, which is included in Other Current Liabilities on the accompanying balance sheets.

As of December 31, 2015 and 2014, the accumulated benefit obligation for the Pension and SERP Plans is as follows:

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	WMECO
2015	$4,733.2	$1,062.7	$888.8	$506.4	$222.3
2014	5,000.1	1,101.4	910.4	524.5	226.4

The following actuarial assumptions were used in calculating the Pension and SERP Plans' year end funded status:

	Pension and SERP
	As of December 31,
	2015			2014
Discount Rate	4.21%	-	4.60%	4.20%
Compensation/Progression Rate	3.50%			3.50%

Pension and SERP Expense:  Eversource charges net periodic pension expense to its subsidiaries based on the actual participant demographic data for each subsidiary's participants.  The actual investment return in the trust is allocated to each of the subsidiaries annually in proportion to the investment return expected to be earned during the year. For the year ended December 31, 2013 (prior to the service company merger), the net periodic pension expense recorded at NSTAR Electric represented the full cost of the plan with a portion of the costs allocated to affiliated companies based on participant demographic data.

The components of net periodic benefit expense for the Pension and SERP Plans are shown below.  The net periodic benefit expense and the intercompany allocations less the capitalized portion of pension and SERP amounts are included in Operations and Maintenance expense on the statements of income. Capitalized pension amounts relate to employees working on capital projects and are included in Property, Plant and Equipment, Net on the balance sheets.  Pension and SERP expense reflected in the statements of cash flows for CL&P, NSTAR Electric, PSNH and WMECO does not include the intercompany allocations or the corresponding capitalized portion, as these amounts are cash settled on a short-term basis.

	Pension and SERP
	For the Year Ended December 31, 2015
			NSTAR
(Millions of Dollars)	Eversource (1)	CL&P	Electric	PSNH (1)	WMECO
Service Cost	$91.4	$24.7	$14.9	$12.1	$4.3
Interest Cost	227.0	51.1	40.2	24.3	10.4
Expected Return on Pension Plan Assets	(335.9)	(78.9)	(70.0)	(40.4)	(18.9)
Actuarial Loss	148.5	32.2	35.8	11.6	6.4
Prior Service Cost/(Credit)	3.7	1.5	(0.1)	0.5	0.3
Total Net Periodic Benefit Expense	$134.7	$30.6	$20.8	$8.1	$2.5
Intercompany Allocations	N/A	$22.5	$13.6	$6.7	$4.4
Capitalized Pension Expense	$41.0	$18.8	$11.4	$3.5	$1.9

	Pension and SERP
	For the Year Ended December 31, 2014
			NSTAR
(Millions of Dollars)	Eversource	CL&P	Electric	PSNH	WMECO
Service Cost	$79.9	$20.2	$13.6	$9.7	$3.5
Interest Cost	225.7	50.5	41.3	23.8	10.3
Expected Return on Pension Plan Assets	(310.8)	(75.4)	(63.0)	(38.1)	(17.9)
Actuarial Loss	128.4	33.7	23.5	11.6	6.9
Prior Service Cost	4.4	1.8	-	0.7	0.4
Total Net Periodic Benefit Expense	$127.6	$30.8	$15.4	$7.7	$3.2
Intercompany Allocations	N/A	$26.7	$10.4	$7.6	$5.1
Capitalized Pension Expense	$35.2	$17.6	$7.9	$3.0	$2.4

	Pension and SERP
	For the Year Ended December 31, 2013
			NSTAR
(Millions of Dollars)	Eversource	CL&P	Electric (2)	PSNH	WMECO
Service Cost	$102.3	$24.9	$33.1	$13.1	$4.7
Interest Cost	206.7	48.3	58.0	23.6	10.0
Expected Return on Pension Plan Assets	(278.1)	(73.8)	(84.4)	(35.4)	(17.4)
Actuarial Loss	210.5	55.9	58.1	21.6	11.8
Prior Service Cost/(Credit)	4.0	1.8	(0.3)	0.7	0.4
Total Net Periodic Benefit Expense	$245.4	$57.1	$64.5	$23.6	$9.5
Intercompany Allocations	N/A	$44.9	$(8.4)	$10.5	$8.0
Capitalized Pension Expense	$73.2	$28.0	$28.9	$7.3	$5.2

(1)

Amounts exclude $3.2 million for the year ended December 31, 2015 that represent amounts included in other deferred debits.

(2)

NSTAR Electric's allocated expense associated with the NSTAR SERP was $3.2 million for the year ended December 31, 2013 and was not included in the NSTAR Electric amounts in the table above.  For the years ended December 31, 2015 and 2014, the SERP amount is now allocated to NSTAR Electric due to the service company merger.

The following actuarial assumptions were used to calculate Pension and SERP expense amounts:

	Pension and SERP
	For the Years Ended December 31,
	2015	2014			2013
Discount Rate	4.20%	4.85%	-	5.03%	4.13%	-	4.24%
Expected Long-Term Rate of Return	8.25%	8.25%			8.25%
Compensation/Progression Rate	3.50%	3.50%	-	4.00%	3.50%	-	4.00%

The following is a summary of the changes in plan assets and benefit obligations recognized in Regulatory Assets and Other Comprehensive Income (OCI) as well as amounts in Regulatory Assets and OCI that were reclassified as net periodic benefit expense during the years presented:

	Regulatory Assets		OCI
	For the Years Ended December 31,
(Millions of Dollars)	2015	2014	2015	2014
Actuarial (Gains)/Losses Arising During the Year	$(2.0)	$797.3	$(6.2)	$55.9
Actuarial Losses Reclassified as Net Periodic Benefit Expense	(142.3)	(122.8)	(6.2)	(5.6)
Prior Service Cost Reclassified as Net Periodic Benefit Expense	(3.5)	(4.2)	(0.2)	(0.2)

The following is a summary of the remaining Regulatory Assets and Accumulated Other Comprehensive Loss amounts that have not been recognized as components of net periodic benefit expense as of December 31, 2015 and 2014, as well as the amounts that are expected to be recognized as components in 2016:

	Regulatory Assets as of		Expected	AOCI as of		Expected
	December 31,		2016	December 31,		2016
(Millions of Dollars)	2015	2014	Expense	2015	2014	Expense
Actuarial Loss	$1,667.6	$1,811.9	$120.6	$81.1	$93.5	$5.4
Prior Service Cost	9.7	13.2	3.4	0.6	0.8	0.2

PBOP Plan: On January 1, 2014, concurrent with the service company merger, the PBOP assets and liabilities of NSTAR Electric & Gas were attributed by participant and transferred to the applicable operating company's balance sheets. This change had no impact on the income statements or net assets of NSTAR Electric or Eversource.  The PBOP Plan is accounted for under the multiple-employer approach, with each operating company's balance sheet reflecting its share of the funded status of the plan.  The following tables provide information on the PBOP Plan benefit obligations, fair values of plan assets, and funded status:

	PBOP
Eversource	As of December 31,
(Millions of Dollars)	2015	2014
Change in Benefit Obligation
Benefit Obligation as of Beginning of Year	$(1,147.9)	$(1,038.0)
Service Cost	(16.3)	(12.5)
Interest Cost	(47.2)	(49.5)
Actuarial Gain/(Loss)	106.0	(95.5)
Benefits Paid	54.0	47.6
Benefit Obligation as of End of Year	$(1,051.4)	$(1,147.9)
Change in Plan Assets
Fair Value of Plan Assets as of Beginning of Year	$862.6	$826.5
Actual Return on Plan Assets	(4.3)	43.7
Employer Contributions	7.9	40.0
Benefits Paid	(54.0)	(47.6)
Fair Value of Plan Assets as of End of Year	$812.2	$862.6
Funded Status as of December 31st	$(239.2)	$(285.3)

	PBOP
	As of December 31,
	2015				2014
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH	WMECO
Change in Benefit Obligation
Benefit Obligation as of Beginning of Year	$(173.9)	$(468.7)	$(91.8)	$(36.6)	$(180.4)	$-	$(93.5)	$(38.7)
Change due to transfer of employees	0.1	2.3	(0.3)	-	3.7	(395.5)	4.3	1.0
Service Cost	(2.1)	(5.4)	(1.4)	(0.4)	(2.2)	(3.1)	(1.3)	(0.4)
Interest Cost	(7.2)	(19.0)	(3.9)	(1.5)	(8.1)	(19.4)	(4.3)	(1.7)
Actuarial Gain/(Loss)	7.2	59.1	3.6	1.5	3.5	(68.6)	(1.1)	1.3
Benefits Paid	11.9	18.9	5.3	2.6	9.6	17.9	4.1	1.9
Benefit Obligation as of End of Year	$(164.0)	$(412.8)	$(88.5)	$(34.4)	$(173.9)	$(468.7)	$(91.8)	$(36.6)
Change in Plan Assets
Fair Value of Plan Assets as of Beginning of Year	$149.0	$336.5	$80.9	$34.4	$151.3	$-	$81.8	$35.3
Change due to transfer of employees	-	0.6	0.2	-	(3.2)	316.7	(3.1)	(1.0)
Actual Return on Plan Assets	(0.4)	(2.8)	-	(0.1)	6.3	18.4	3.8	1.6
Employer Contributions	-	4.9	-	-	4.2	19.3	2.5	0.4
Benefits Paid	(11.9)	(18.9)	(5.3)	(2.6)	(9.6)	(17.9)	(4.1)	(1.9)
Fair Value of Plan Assets as of End of Year	$136.7	$320.3	$75.8	$31.7	$149.0	$336.5	$80.9	$34.4
Funded Status as of December 31st	$(27.3)	$(92.5)	$(12.7)	$(2.7)	$(24.9)	$(132.2)	$(10.9)	$(2.2)

During 2014, the Society of Actuaries released a series of updated mortality tables resulting from studies that measured mortality rates for various groups of individuals.  The updated mortality tables released in 2014 increased the life expectancy of plan participants by three to five years and had the effect of increasing the estimated benefits to be provided to plan participants.  The impact of adopting the updated mortality tables on Eversource's liability as of December 31, 2014 was an increase of approximately $82 million.  In 2015, a revised scale for the mortality table was released having the effect of decreasing the estimate of benefits to be provided to plan participants.  The impact of the adoption of the new mortality scale resulted in a decrease of $23 million on Eversource's liability as of December 31, 2015.

The increase in the discount rate used to calculate the funded status resulted in a decrease on Eversource's liability of approximately $60 million as of December 31, 2015.  Decreases in the discount rates resulted in an increase on Eversource's liability of approximately $110 million as of December 31, 2014.

The following actuarial assumptions were used in calculating the PBOP Plan's year end funded status:

	PBOP
	As of December 31,
	2015	2014
Discount Rate	4.62%	4.22%
Health Care Cost Trend Rate	6.25%	6.50%

PBOP Expense:  Eversource charges net periodic postretirement benefits expense to its subsidiaries based on the actual participant demographic data for each subsidiary's participants.  The actual investment return in the trust each year is allocated to each of the subsidiaries annually in proportion to the investment return expected to be earned during the year.  For the year ended December 31, 2013 (prior to the service company merger), the net periodic postretirement expense of the NSTAR PBOP Plan allocated to NSTAR Electric was $4.6 million.

The components of net periodic benefit expense for the PBOP Plan are shown below.  The net periodic benefit expense and the intercompany allocations less the capitalized portion of PBOP are included in Operations and Maintenance on the statements of income. Capitalized PBOP amounts relate to employees working on capital projects and are included in Property, Plant and Equipment, Net on the balance sheets.  PBOP expense reflected in the statements of cash flows for CL&P, NSTAR Electric, PSNH and WMECO does not include the intercompany allocations or the corresponding capitalized portion, as these amounts are cash settled on a short-term basis.

	PBOP
	For the Year Ended December 31, 2015
			NSTAR
(Millions of Dollars)	Eversource	CL&P	Electric	PSNH	WMECO
Service Cost	$16.3	$2.1	$5.4	$1.4	$0.4
Interest Cost	47.2	7.2	19.0	3.9	1.5
Expected Return on Plan Assets	(67.4)	(11.1)	(27.3)	(6.0)	(2.5)
Actuarial Loss	6.8	0.7	2.3	0.5	-
Prior Service Credit	(0.5)	-	(0.2)	-	-
Total Net Periodic Benefit Expense/(Income)	$2.4	$(1.1)	$(0.8)	$(0.2)	$(0.6)
Intercompany Allocations	N/A	$1.9	$0.8	$0.4	$0.3
Capitalized PBOP Expense/(Income)	$0.1	$(0.2)	$(0.2)	$0.2	$(0.2)

	PBOP
	For the Year Ended December 31, 2014
			NSTAR
(Millions of Dollars)	Eversource	CL&P	Electric	PSNH	WMECO
Service Cost	$12.5	$2.2	$3.1	$1.3	$0.4
Interest Cost	49.5	8.1	19.4	4.3	1.7
Expected Return on Plan Assets	(63.3)	(10.5)	(25.9)	(5.4)	(2.3)
Actuarial Loss/(Gain)	12.2	4.2	(0.5)	2.2	0.5
Prior Service Credit	(2.8)	-	(1.9)	-	-
Total Net Periodic Benefit Expense/(Income)	$8.1	$4.0	$(5.8)	$2.4	$0.3
Intercompany Allocations	N/A	$3.8	$0.8	$1.0	$0.7
Capitalized PBOP Expense/(Income)	$1.4	$1.8	$(2.3)	$0.8	$0.2

	PBOP
	For the Year Ended December 31, 2013
(Millions of Dollars)	Eversource	CL&P	PSNH	WMECO
Service Cost	$16.9	$3.4	$2.3	$0.7
Interest Cost	47.2	7.9	4.0	1.7
Expected Return on Plan Assets	(55.4)	(10.1)	(5.2)	(2.3)
Actuarial Loss	26.0	7.4	3.6	1.1
Prior Service Credit	(2.1)	-	-	-
Total Net Periodic Benefit Expense	$32.6	$8.6	$4.7	$1.2
Intercompany Allocations	N/A	$7.1	$1.6	$1.3
Capitalized PBOP Expense	$8.8	$3.9	$1.3	$0.6

The following actuarial assumptions were used to calculate PBOP expense amounts:

	PBOP
	For the Years Ended December 31,
	2015	2014			2013
Discount Rate	4.22%	4.78%	-	5.10%	4.04%	-	4.35%
Expected Long-Term Rate of Return	8.25%	8.25%			8.25%

As of December 31, 2015 and 2014, the health care cost trend rate assumptions used to determine the PBOP Plan's funded status was 6.25 percent and 6.5 percent, respectively, subsequently decreasing to an ultimate rate of 4.5 percent in 2023. The health care cost trend rate assumption used to calculate the PBOP expense amount was 6.5 percent for the year ended December 31, 2015.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The effect of changing the assumed health care cost trend rate by one percentage point for the year ended December 31, 2015 would have the following effects:

	One Percentage	One Percentage
(Millions of Dollars)	Point Increase	Point Decrease
Effect on PBOP Obligation	$115.3	$(90.8)
Effect on Total Service and Interest Cost Components	8.5	(6.3)

The following is a summary of the changes in plan assets and benefit obligations recognized in Regulatory Assets and OCI as well as amounts recognized in Regulatory Assets and OCI that were reclassified as net periodic benefit (expense)/income during the years presented:

	Regulatory Assets		OCI
	For the Years Ended December 31,
(Millions of Dollars)	2015	2014	2015	2014
Actuarial (Gains)/Losses Arising During the Year	$(34.1)	$115.1	$0.7	$0.4
Actuarial Losses Reclassified as Net Periodic Benefit Expense	(6.4)	(11.6)	(0.4)	(0.6)
Prior Service Credit Reclassified as Net Periodic Benefit Income	0.5	2.8	-	-

The following is a summary of the remaining Regulatory Assets and Accumulated Other Comprehensive Loss amounts that have not been recognized as components of net periodic benefit expense as of December 31, 2015 and 2014, as well as the amounts that are expected to be recognized as components in 2016:

	Regulatory Assets as of		Expected	AOCI as of		Expected
	December 31,		2016	December 31,		2016
(Millions of Dollars)	2015	2014	Expense	2015	2014	Expense
Actuarial Loss	$152.2	$192.7	$4.0	$6.3	$6.0	$0.4
Prior Service Credit	(1.3)	(1.8)	(0.2)	-	-	-

Estimated Future Benefit Payments: The following benefit payments, which reflect expected future service, are expected to be paid by the Pension, SERP and PBOP Plans:

(Millions of Dollars)	2016	2017	2018	2019	2020	2021-2025
Pension and SERP	$253.5	$272.9	$273.9	$283.7	$292.7	$1,604.3
PBOP	60.8	61.2	61.4	61.8	62.4	315.4

Eversource Contributions:  Eversource contributed $154.6 million to the Pension Plan in 2015, of which $5 million was contributed by NSTAR Electric, $1 million by PSNH and the remainder by other Eversource subsidiaries, primarily Eversource Service.  Based on the current status of the Pension Plan and federal pension funding requirements, although not required to make a minimum pension contribution in 2016,  Eversource currently expects to make contributions of approximately $146 million in 2016, of which $21 million will be contributed by NSTAR Electric and $17 million by PSNH.  The remaining $108 million is expected to be contributed by other Eversource subsidiaries, primarily Eversource Service.

Eversource contributed $7.9 million to the PBOP Plan in 2015, of which $4.9 million was contributed by NSTAR Electric.  Eversource expects to make approximately $9.5 million in contributions in 2016.

Fair Value of Pension and PBOP Plan Assets:  Pension and PBOP funds are held in external trusts.  Trust assets, including accumulated earnings, must be used exclusively for Pension and PBOP payments.  Eversource's investment strategy for its Pension and PBOP Plans is to maximize the long-term rates of return on these plans' assets within an acceptable level of risk.  The investment strategy for each asset category includes a diversification of asset types, fund strategies and fund managers and it establishes target asset allocations that are routinely reviewed and periodically rebalanced.  PBOP assets are comprised of assets held in the PBOP Plan as well as specific assets within the defined benefit pension plan trust (401(h) assets).  The investment policy and strategy of the 401(h) assets is consistent with that of the defined benefit pension plan.  Eversource's expected long-term rates of return on Pension and PBOP Plan assets are based on target asset allocation assumptions and related expected long-term rates of return.  In developing its expected long-term rate of return assumptions for the Pension and PBOP Plans, Eversource evaluated input from consultants, as well as long-term inflation assumptions and historical returns.  For the year ended December 31, 2015, management has assumed long-term rates of return of 8.25 percent for the Pension and PBOP Plan assets.  These long-term rates of return are based on the assumed rates of return for the target asset allocations as follows:

	As of December 31, 2015		As of December 31, 2014
	Pension Plan and Tax-Exempt Assets Within PBOP Plan		Pension Plan and Tax-Exempt Assets Within PBOP Plan
	Target Asset Allocation	Assumed Rate of Return	Target Asset Allocation	Assumed Rate of Return
Equity Securities:
United States	22%	8.5%	24%	9%
International	13%	8.5%	10%	9%
Emerging Markets	5%	10%	6%	10%
Private Equity	12%	12%	10%	13%
Debt Securities:
Fixed Income	12%	4.5%	15%	5%
High Yield Fixed Income	13%	8.5%	9%	7.5%
Emerging Markets Debt	5%	7.5%	6%	7.5%
Real Estate and Other Assets	10%	7.5%	9%	7.5%
Hedge Funds	8%	7%	11%	7%

The taxable assets within the PBOP Plan have a target asset allocation of 70 percent equity securities and 30 percent fixed income securities.

The following table presents, by asset category, the Pension and PBOP Plan assets recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

	Pension Plan
	Fair Value Measurements as of December 31,
(Millions of Dollars)	2015				2014
Asset Category:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equity Securities (1)	$396.5	$985.7	$305.2	$1,687.4	$414.7	$1,035.0	$292.2	$1,741.9
Private Equity	7.6	-	464.7	472.3	18.8	-	367.9	386.7
Fixed Income (2)	-	432.0	784.8	1,216.8	10.2	561.4	722.0	1,293.6
Real Estate and Other Assets	-	117.5	260.3	377.8	-	132.0	265.8	397.8
Hedge Funds	-	49.7	290.8	340.5	-	20.0	475.0	495.0
Total	$404.1	$1,584.9	$2,105.8	$4,094.8	$443.7	$1,748.4	$2,122.9	$4,315.0
Less: 401(h) PBOP Assets (3)				(189.4)				(188.5)
Total Pension Assets				$3,905.4				$4,126.5

	PBOP Plan
	Fair Value Measurements as of December 31,
(Millions of Dollars)	2015				2014
Asset Category:	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equity Securities (1)	$109.7	$121.6	$77.8	$309.1	$104.1	$172.8	$75.1	$352.0
Private Equity	-	-	32.9	32.9	-	-	24.9	24.9
Fixed Income (2)	9.7	99.9	81.6	191.2	16.1	110.0	78.3	204.4
Real Estate and Other Assets	-	17.0	20.4	37.4	-	19.4	15.0	34.4
Hedge Funds	-	-	52.2	52.2	-	-	58.4	58.4
Total	$119.4	$238.5	$264.9	$622.8	$120.2	$302.2	$251.7	$674.1
Add: 401(h) PBOP Assets (3)				189.4				188.5
Total PBOP Assets				$812.2				$862.6

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

(3)

The assets of the Pension Plan include a 401(h) account that has been allocated to provide health and welfare postretirement benefits under the PBOP Plan.

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

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):  The following tables present changes in the Level 3 category of Eversource's Pension and PBOP Plan assets for the years ended December 31, 2015 and 2014:

	Pension Plan
	Equity	Private	Fixed	Real Estate and	Hedge
(Millions of Dollars)	Securities	Equity	Income	Other Assets	Funds	Total
Balance as of January 1, 2014	$255.5	$300.3	$589.5	$288.5	$416.9	$1,850.7
Actual Return/(Loss) on Plan Assets:
Relating to Assets Still Held as of Year End	(2.3)	14.0	45.2	(3.6)	23.5	76.8
Relating to Assets Distributed During the Year	-	13.9	(6.2)	28.3	(15.2)	20.8
Purchases, Sales and Settlements	39.0	39.7	93.5	(47.4)	49.8	174.6
Balance as of December 31, 2014	$292.2	$367.9	$722.0	$265.8	$475.0	$2,122.9
Transfer Between Categories	76.5	-	-	-	(76.5)	-
Actual Return/(Loss) on Plan Assets:
Relating to Assets Still Held as of Year End	5.3	24.4	(6.7)	(7.1)	-	15.9
Relating to Assets Distributed During the Year	-	27.3	17.0	24.8	(0.9)	68.2
Purchases, Sales and Settlements	(68.8)	45.1	52.5	(23.2)	(106.8)	(101.2)
Balance as of December 31, 2015	$305.2	$464.7	$784.8	$260.3	$290.8	$2,105.8

	PBOP Plan
	Equity	Private	Fixed	Real Estate and	Hedge
(Millions of Dollars)	Securities	Equity	Income	Other Assets	Funds	Total
Balance as of January 1, 2014	$69.1	$17.9	$51.5	$33.9	$57.0	$229.4
Actual Return/(Loss) on Plan Assets:
Relating to Assets Still Held as of Year End	6.0	1.3	1.9	(2.8)	1.4	7.8
Relating to Assets Distributed During the Year	-	0.1	-	(2.2)	-	(2.1)
Purchases, Sales and Settlements	-	5.6	24.9	(13.9)	-	16.6
Balance as of December 31, 2014	$75.1	$24.9	$78.3	$15.0	$58.4	$251.7
Actual Return/(Loss) on Plan Assets:
Relating to Assets Still Held as of Year End	(2.0)	2.6	2.1	0.3	(1.5)	1.5
Relating to Assets Distributed During the Year	-	-	(0.3)	-	-	(0.3)
Purchases, Sales and Settlements	4.7	5.4	1.5	5.1	(4.7)	12.0
Balance as of December 31, 2015	$77.8	$32.9	$81.6	$20.4	$52.2	$264.9

B.

Defined Contribution Plans

Effective January 1, 2014, Eversource maintains one defined contribution plan on behalf of eligible participants, the Eversource 401k Plan.  The Eversource 401k Plan provides for employee and employer contributions up to statutory limits.  For eligible employees, the Eversource 401k Plan provides employer matching contributions of either 100 percent up to a maximum of three percent of eligible compensation or 50 percent up to a maximum of eight percent of eligible compensation.  Beginning in 2014 for newly hired employees, the Eversource 401k Plan provides employer matching contributions of 100 percent up to a maximum of three percent of eligible compensation.

The Eversource 401k Plan also contains a K-Vantage feature for the benefit of eligible participants, which provides an additional annual employer contribution based on age and years of service.  K-Vantage participants are not eligible to actively participate in the Eversource Pension Plan.

The total defined Eversource 401k Plan employer matching contributions, including the K-Vantage contributions, were as follows:

			NSTAR
(Millions of Dollars)	Eversource	CL&P	Electric	PSNH	WMECO
2015	$30.4	$4.8	$6.3	$3.4	$1.0
2014	29.7	5.0	6.3	3.2	1.0
2013	37.0	5.1	8.5	3.3	1.0

Allocations of Eversource common shares were made from Eversource treasury shares to satisfy a portion of the Eversource 401k Plan obligation, which provides 100 percent of the matching contribution in Eversource common shares.  For treasury shares used to satisfy the Eversource 401k Plan employer matching contributions, compensation expense is recognized equal to the fair value of shares that have been allocated to participants.  Any difference between the fair value and the average cost of the allocated treasury shares is charged or credited to Capital Surplus, Paid In on the balance sheet.  For the years ended December 31, 2015, 2014 and 2013, Eversource recognized $7 million, $22 million and $9.1 million, respectively, of compensation expense related to treasury shares used to satisfy the matching contribution.

C.

Share-Based Payments

Share-based compensation awards are recorded using a fair-value-based method at the date of grant.  Eversource, CL&P, NSTAR Electric, PSNH and WMECO record compensation expense related to these awards, as applicable, for shares issued or sold to their respective employees and officers, as well as for the allocation of costs associated with shares issued or sold to Eversource's service company employees and officers that support CL&P, NSTAR Electric, PSNH and WMECO.

Eversource Incentive Plans:  Eversource maintains long-term equity-based incentive plans in which Eversource, CL&P, NSTAR Electric, PSNH and WMECO employees, officers and board members are eligible to participate.  The incentive plans authorize Eversource to grant up to 8,000,000 new shares for various types of awards, including RSUs and performance shares, to eligible employees, officers, and board members.  As of December 31, 2015 and 2014, Eversource had 3,005,010 and 3,112,020 common shares, respectively, available for issuance under these plans.

Eversource accounts for its various share-based plans as follows:

•

RSUs - Eversource records compensation expense, net of estimated forfeitures, on a straight-line basis over the requisite service period based upon the fair value of Eversource's common shares at the date of grant.  The par value of RSUs is reclassified to Common Stock from APIC as RSUs become issued as common shares.

•

Performance Shares - Eversource records compensation expense, net of estimated forfeitures, on a straight-line basis over the requisite service period.  Performance shares vest based upon the extent to which Company goals are achieved.  Vesting of outstanding performance shares is based upon both the Company’s EPS growth over the requisite service period and the total shareholder return as compared to the Edison Electric Institute (EEI) Index during the requisite service period.  The fair value of performance shares is determined at the date of grant using a lattice model.

•

Stock Options - Stock options currently outstanding are fully vested.

•

ESPP Shares - For shares sold under the ESPP, no compensation expense was recorded as the ESPP qualified as a non-compensatory plan. The ESPP ended as of February 1, 2016.

RSUs:  Eversource granted RSUs under the annual long-term incentive programs that are subject to three-year graded vesting schedules for employees, and one-year graded vesting schedules, or immediate vesting, for board members.  RSUs are paid in shares, reduced by amounts sufficient to satisfy withholdings for income taxes, subsequent to vesting.  A summary of RSU transactions is as follows:

		Weighted Average
	RSUs	Grant-Date
	(Units)	Fair Value
Outstanding as of December 31, 2014	1,380,747	$35.67
Granted	266,230	$54.57
Shares issued	(888,495)	$33.94
Forfeited	(29,174)	$46.68
Outstanding as of December 31, 2015	729,308	$43.45

The weighted average grant-date fair value of RSUs granted for the years ended December 31, 2015, 2014 and 2013 was $54.57, $42.27 and $39.56, respectively.  As of December 31, 2015 and 2014, the number and weighted average grant-date fair value of unvested RSUs was 469,772 and $48.58 per share, and 1,024,729 and $38.14 per share, respectively.  During 2015, there were 784,376 RSUs at a weighted average grant-date fair value of $37.21 per share that vested and were either paid or deferred.  As of December 31, 2015, 259,536 RSUs were fully vested and deferred and an additional 446,283 are expected to vest.

Performance Shares:  Eversource granted performance shares under the annual long-term incentive programs that vest based upon the extent to which Company goals are achieved at the end of three-year performance measurement periods.  Performance shares are paid in shares, after the performance measurement period.  A summary of performance share transactions is as follows:

	Performance	Weighted Average
	Shares	Grant-Date
	(Units)	Fair Value
Outstanding as of December 31, 2014	375,644	$42.20
Granted	172,543	$55.04
Shares issued	(4,604)	$42.23
Forfeited	(15,155)	$45.33
Outstanding as of December 31, 2015	528,428	$46.30

The weighted average grant-date fair value of Performance Shares granted for the years ended December 31, 2015, 2014 and 2013 was $55.04, $43.40 and $40.96, respectively.  As of December 31, 2015, all outstanding performance shares are unvested.

The total compensation expense and associated future income tax benefits recognized by Eversource, CL&P, NSTAR Electric, PSNH and WMECO for share-based compensation awards were as follows:

Eversource	For the Years Ended December 31,
(Millions of Dollars)	2015	2014	2013
Compensation Expense	$23.1	$24.6	$27.0
Future Income Tax Benefit	9.4	10.3	10.7

	For the Years Ended December 31,
	2015				2014				2013
		NSTAR				NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH	WMECO
Compensation Expense	$9.3	$5.8	$3.2	$1.7	$8.1	$7.4	$3.0	$1.3	$6.8	$7.5	$2.3	$1.3
Future Income Tax Benefit	3.8	2.4	1.3	0.7	3.4	3.1	1.3	0.5	2.7	3.0	0.9	0.5

As of December 31, 2015, there was $14.9 million of total unrecognized compensation expense related to nonvested share-based awards for Eversource, including $6.1 million for CL&P, $3.8 million for NSTAR Electric, $2.2 million for PSNH and $1.2 million for WMECO.  This cost is expected to be recognized ratably over a weighted-average period of 1.74 years for Eversource, and 1.73 years for each CL&P, NSTAR Electric, PSNH and WMECO.

For each of the years ended December 31, 2015 and 2014, changes in excess tax benefits totaling $9.5 million increased cash flows from financing activities.  For the year ended December 31, 2013, changes in excess tax benefits totaling $5.5 million decreased cash flows from financing activities.

Stock Options:  Stock options currently outstanding were granted under the NSTAR Incentive Plan, expire ten years from the date of grant and are fully vested.  The weighted average remaining contractual lives for the options outstanding as of December 31, 2015 is 2.6 years.  A summary of stock option transactions is as follows:

		Weighted Average	Intrinsic Value
	Options	Exercise Price	(Millions)
Outstanding and Exercisable - December 31, 2014	351,616	$26.69	$9.4
Exercised	(179,744)	$26.90	$4.4
Outstanding and Exercisable - December 31, 2015	171,872	$26.47	$4.2

Cash received for options exercised during the year ended December 31, 2015 totaled $4.8 million.  The tax benefit realized from stock options exercised totaled $1.9 million for the year ended December 31, 2015.

Employee Share Purchase Plan:  Eversource maintained an ESPP for eligible employees, which allowed for Eversource common shares to be purchased by employees at the end of successive six-month offering periods at 95 percent of the closing market price on the last day of each six-month period.  Employees were permitted to purchase shares having a value not exceeding 25 percent of their compensation as of the beginning of the offering period up to a specified limit.  The ESPP qualified as a non-compensatory plan under accounting guidance for share-based payments, and no compensation expense was recorded for ESPP purchases.

During 2015, employees purchased 33,715 shares at discounted prices of $52.80 and $47.23.  Employees purchased 40,779 shares in 2014 at discounted prices of $41.61 and $41.71.  As of December 31, 2015 and 2014, 743,260 and 776,975 shares, respectively, remained available for future issuance under the ESPP.  The ESPP ended as of February 1, 2016.

An income tax rate of 40 percent is used to estimate the tax effect on total share-based payments determined under the fair value-based method for all awards.  The Company generally settles stock option exercises and fully vested RSUs and performance shares with the issuance of common shares purchased in the open market.

D.

Other Retirement Benefits

Eversource provides retirement and other benefits for certain current and past company officers.  These benefits are accounted for on an accrual basis and expensed over a period equal to the service lives of the employees.  The actuarially-determined liability for these benefits, which is included in Other Long-Term Liabilities on the balance sheets, as well as the related expense included in Operations and Maintenance on the income statements, are as follows:

Eversource	As of and For the Years Ended December 31,
(Millions of Dollars)	2015	2014	2013
Actuarially-Determined Liability	$55.2	$57.5	$51.3
Other Retirement Benefits Expense	3.9	4.5	4.4

	As of and For the Years Ended December 31,
	2015				2014				2013
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	PSNH	WMECO
Actuarially-Determined Liability	$0.4	$-	$2.4	$0.2	$0.4	$-	$2.6	$0.2	$0.4	$2.3	$0.1
Other Retirement Benefits Expense	1.5	1.0	0.7	0.3	2.1	0.3	0.9	0.4	2.5	1.0	0.5

10.

INCOME TAXES

The components of income tax expense are as follows:

Eversource	For the Years Ended December 31,
(Millions of Dollars)	2015	2014	2013
Current Income Taxes:
Federal	$6.2	$4.4	$8.8
State	45.7	24.5	(9.4)
Total Current	51.9	28.9	(0.6)
Deferred Income Taxes, Net:
Federal	436.1	406.8	386.2
State	55.6	36.5	45.4
Total Deferred	491.7	443.3	431.6
Investment Tax Credits, Net	(3.6)	(3.9)	(4.1)
Income Tax Expense	$540.0	$468.3	$426.9

	For the Years Ended December 31,
	2015				2014				2013
		NSTAR				NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH	WMECO
Current Income Taxes:
Federal	$26.9	$36.3	$(16.7)	$(3.5)	$(0.2)	$75.0	$(22.6)	$1.9	$20.1	$95.8	$(8.2)	$(53.4)
State	15.8	19.8	6.0	1.6	4.3	20.2	(0.1)	1.8	(6.7)	29.6	3.6	4.2
Total Current	42.7	56.1	(10.7)	(1.9)	4.1	95.2	(22.7)	3.7	13.4	125.4	(4.6)	(49.2)
Deferred Income Taxes, Net:
Federal	135.8	147.5	74.5	33.4	138.0	88.0	79.6	28.1	114.9	49.8	64.5	84.7
State	0.2	25.7	9.3	6.0	(7.1)	20.1	15.2	6.0	15.1	(1.0)	11.2	2.3
Total Deferred	136.0	173.2	83.8	39.4	130.9	108.1	94.8	34.1	130.0	48.8	75.7	87.0
Investment Tax Credits, Net	(1.3)	(1.3)	-	(0.5)	(1.5)	(1.3)	-	(0.5)	(1.7)	(1.3)	-	(0.4)
Income Tax Expense	$177.4	$228.0	$73.1	$37.0	$133.5	$202.0	$72.1	$37.3	$141.7	$172.9	$71.1	$37.4

A reconciliation between income tax expense and the expected tax expense at the statutory rate is as follows:

Eversource	For the Years Ended December 31,
(Millions of Dollars, except percentages)	2015	2014	2013
Income Before Income Tax Expense	$1,425.9	$1,295.4	$1,220.6

Statutory Federal Income Tax Expense at 35%	499.1	453.4	427.2
Tax Effect of Differences:
Depreciation	(4.6)	(5.6)	(7.4)
Investment Tax Credit Amortization	(3.6)	(3.9)	(4.1)
Other Federal Tax Credits	(3.8)	(3.5)	(3.7)
State Income Taxes, Net of Federal Impact	61.1	42.5	27.6
Dividends on ESOP	(8.1)	(8.0)	(8.0)
Tax Asset Valuation Allowance/Reserve Adjustments	4.7	(2.9)	(4.3)
Other, Net	(4.8)	(3.7)	(0.4)
Income Tax Expense	$540.0	$468.3	$426.9
Effective Tax Rate	37.9%	36.2%	35.0%

	For the Years Ended December 31,
	2015				2014				2013
(Millions of Dollars,		NSTAR				NSTAR				NSTAR
except percentages)	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH	WMECO
Income Before Income Tax Expense	$476.8	$572.6	$187.5	$93.5	$421.2	$505.1	$186.1	$95.1	$421.1	$441.4	$182.5	$97.8

Statutory Federal Income Tax Expense at 35%	166.9	200.4	65.6	32.7	147.4	176.8	65.1	33.3	147.4	154.5	63.9	34.2
Tax Effect of Differences:
Depreciation	(1.7)	(1.4)	0.5	(0.3)	(3.6)	(1.3)	0.3	(0.2)	(7.0)	0.1	0.6	-
Investment Tax Credit Amortization	(1.3)	(1.3)	-	(0.5)	(1.5)	(1.3)	-	(0.5)	(1.7)	(1.3)	-	(0.4)
Other Federal Tax Credits	-	-	(3.8)	-	-	-	(3.5)	-	-	-	(3.7)	-
State Income Taxes, Net of Federal Impact	9.2	29.6	9.9	4.9	4.4	26.2	9.8	5.0	5.0	18.6	9.6	4.2
Tax Asset Valuation Allowance/Reserve Adjustments	1.2	-	-	-	(6.3)	-	-	-	0.4	-	-	-
Other, Net	3.1	0.7	0.9	0.2	(6.9)	1.6	0.4	(0.3)	(2.4)	1.0	0.7	(0.6)
Income Tax Expense	$177.4	$228.0	$73.1	$37.0	$133.5	$202.0	$72.1	$37.3	$141.7	$172.9	$71.1	$37.4
Effective Tax Rate	37.2%	39.8%	39.0%	39.6%	31.7%	40.0%	38.7%	39.2%	33.6%	39.2%	39.0%	38.2%

Eversource, CL&P, NSTAR Electric, PSNH and WMECO file a consolidated federal income tax return and unitary, combined and separate state income tax returns.  These entities are also parties to a tax allocation agreement under which taxable subsidiaries do not pay any more taxes than they would have otherwise paid had they filed a separate company tax return, and subsidiaries generating tax losses, if any, are paid for their losses when utilized.

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

Eversource	As of December 31,
(Millions of Dollars)	2015	2014
Deferred Tax Assets:
Employee Benefits	$637.5	$632.2
Derivative Liabilities	172.7	199.6
Regulatory Deferrals - Liabilities	243.5	366.7
Allowance for Uncollectible Accounts	60.5	60.5
Tax Effect - Tax Regulatory Liabilities	9.7	10.0
Federal Net Operating Loss Carryforwards	5.4	59.1
Purchase Accounting Adjustment	119.3	126.2
Other	197.1	198.7
Total Deferred Tax Assets	1,445.7	1,653.0
Less: Valuation Allowance	3.7	5.1
Net Deferred Tax Assets	$1,442.0	$1,647.9
Deferred Tax Liabilities:
Accelerated Depreciation and Other Plant-Related Differences	$4,602.6	$4,215.9
Property Tax Accruals	76.7	109.6
Regulatory Amounts:
Regulatory Deferrals - Assets	1,289.1	1,277.9
Tax Effect - Tax Regulatory Assets	249.3	240.2
Goodwill Regulatory Asset - 1999 Merger	194.9	203.2
Derivative Assets	17.7	32.6
Other	159.4	196.3
Total Deferred Tax Liabilities	$6,589.7	$6,275.7

	As of December 31,
	2015				2014
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH	WMECO
Deferred Tax Assets:
Employee Benefits	$126.1	$91.3	$37.1	$10.0	$129.0	$39.9	$46.8	$9.2
Derivative Liabilities	165.7	0.6	-	-	193.0	1.8	-	-
Regulatory Deferrals - Liabilities	36.0	109.4	42.1	6.1	73.9	181.3	46.5	11.4
Allowance for Uncollectible Accounts	30.4	8.5	3.6	4.5	32.3	13.8	3.2	3.8
Tax Effect - Tax Regulatory Liabilities	3.1	1.5	2.3	2.4	3.1	1.8	2.1	2.5
Federal Net Operating Loss Carryforwards	-	-	2.4	0.4	-	-	32.1	4.5
Other	55.5	3.4	61.1	5.0	53.8	19.9	48.9	4.9
Total Deferred Tax Assets	416.8	214.7	148.6	28.4	485.1	258.5	179.6	36.3
Less: Valuation Allowance	3.1	-	-	-	4.0	-	-	-
Net Deferred Tax Assets	$413.7	$214.7	$148.6	$28.4	$481.1	$258.5	$179.6	$36.3
Deferred Tax Liabilities:
Accelerated Depreciation and Other Plant-Related Differences	$1,545.6	$1,387.1	$655.3	$416.1	$1,378.6	$1,296.9	$596.6	$385.8
Property Tax Accruals	27.3	22.8	7.3	10.6	58.1	25.0	7.4	12.8
Regulatory Amounts:
Regulatory Deferrals - Assets	456.8	339.7	137.9	60.5	502.3	276.0	147.6	60.4
Tax Effect - Tax Regulatory Assets	168.7	36.0	15.4	9.0	166.9	35.5	15.9	9.3
Goodwill Regulatory Asset - 1999 Merger	-	167.4	-	-	-	174.4	-	-
Derivative Assets	17.7	-	-	-	32.6	-	-	-
Other	18.5	22.0	38.6	2.7	19.4	33.5	35.6	2.8
Total Deferred Tax Liabilities	$2,234.6	$1,975.0	$854.5	$498.9	$2,157.9	$1,841.3	$803.1	$471.1

Carryforwards: The following tables provide the amounts and expiration dates of state tax credit and loss carryforwards and federal tax credit and net operating loss carryforwards:

	As of December 31, 2015
			NSTAR
(Millions of Dollars)	Eversource	CL&P	Electric	PSNH	WMECO	Expiration Range
Federal Net Operating Loss	$15.5	$-	$-	$7.0	$1.0	2032
Federal Tax Credit	26.1	0.1	0.2	15.0	-	2031 - 2035
Federal Charitable Contribution	14.9	-	-	-	-	2016 - 2018
State Tax Credit	101.2	73.8	-	-	-	2015 - 2020
State Charitable Contribution	3.0	-	-	-	-	2015 - 2019

	As of December 31, 2014
			NSTAR
(Millions of Dollars)	Eversource	CL&P	Electric	PSNH	WMECO	Expiration Range
Federal Net Operating Loss	$168.8	$-	$-	$91.8	$12.7	2031 - 2032
Federal Tax Credit	16.3	0.1	0.2	11.1	-	2031 - 2034
Federal Charitable Contribution	19.4	-	-	-	-	2016 - 2018
State Tax Credit	99.7	71.0	-	-	-	2014 - 2019
State Loss Carryforwards	40.6	-	-	-	-	2014 - 2034
State Charitable Contribution	2.1	-	-	-	-	2015 - 2018

In 2015, the Company decreased its valuation allowance reserve for state credits and state loss carryforwards by $1.3 million (CL&P $0.9 million), net of tax, to reflect an update for expired state tax credits and loss carryforwards.

In 2014, the Company recorded a reduction to its state credit carryforwards of $11 million (CL&P $10.1 million), net of tax, as a result of an update to reflect the amounts expired.  Further, the Company decreased its valuation allowance reserve for state credits by $19.2 million at CL&P, net of tax, to reflect an update for expired state credits and latest estimate of usage.

For 2015 and 2014, state credit and state loss carryforwards have been partially reserved by a valuation allowance of $3.1 million and $4.4 million (net of tax), respectively.

Unrecognized Tax Benefits:  A reconciliation of the activity in unrecognized tax benefits, all of which would impact the effective tax rate if recognized, is as follows:

(Millions of Dollars)	Eversource	CL&P
Balance as of January 1, 2013	$83.1	$49.0
Gross Increases - Current Year	8.2	2.1
Gross Decreases - Prior Year	(1.1)	(0.3)
Settlements	(49.8)	(39.4)
Lapse of Statute of Limitations	(2.2)	-
Balance as of December 31, 2013	38.2	11.4
Gross Increases - Current Year	9.3	2.7
Gross Increases - Prior Year	0.3	0.2
Lapse of Statute of Limitations	(1.6)	-
Balance as of December 31, 2014	46.2	14.3
Gross Increases - Current Year	9.9	2.6
Gross Increases - Prior Year	0.1	-
Lapse of Statute of Limitations	(8.2)	(3.4)
Balance as of December 31, 2015	$48.0	$13.5

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

	Other Interest Expense/(Income)			Accrued Interest Expense
	For the Years Ended December 31,			As of December 31,
(Millions of Dollars)	2015	2014	2013	2015	2014
Eversource	$0.1	$0.4	$(8.6)	$2.0	$1.9
CL&P	-	-	(4.0)	-	-

Tax Positions:  During 2015 and 2014, Eversource did not resolve any of its uncertain tax positions.

Open Tax Years:  The following table summarizes Eversource, CL&P, NSTAR Electric, PSNH and WMECO's tax years that remain subject to examination by major tax jurisdictions as of December 31, 2015:

Description	Tax Years
Federal	2015
Connecticut	2012 - 2015
Massachusetts	2012 - 2015
New Hampshire	2012 - 2015

Eversource estimates that during the next twelve months, differences of a non-timing nature could be resolved, resulting in a zero to $2.3 million decrease in unrecognized tax benefits by Eversource.  These estimated changes are not expected to have a material impact on the earnings of Eversource.  Other companies' impacts are not expected to be material.

2015 Federal Legislation:  On December 18, 2015, the "Protecting Americans from Tax Hikes" Act became law, which extended the accelerated deduction of depreciation to businesses from 2015 through 2019.  This extended stimulus provides Eversource with cash flow benefits in 2016 of approximately $275 million (including approximately $105 million for CL&P, $72 million for NSTAR Electric, $46 million for PSNH, and $25 million for WMECO) due to a refund of taxes paid in 2015 and lower expected tax payments in 2016 of approximately $300 million.

2015 Connecticut Legislation:  In 2015, the state of Connecticut enacted several changes to its corporate tax laws.  Among the changes, commencing as of January 1, 2015, is the reduction in the amount of tax credits that corporations can utilize against its tax liability in a year and a continuation of the corporate income tax surcharge through 2018, which effectively increases the state corporate tax rate to 9 percent for the years 2016 and 2017 and 8.25 percent for 2018.  Also, effective January 1, 2016, all Connecticut companies have a mandatory unitary tax filing requirement.  Management continues to review the tax law changes and their impact on the effective tax rates of Eversource and CL&P.

2014 Federal Legislation:  On December 19, 2014, the "Tax Increase Prevention Act of 2014" became law, which extended the accelerated deduction of depreciation to businesses through 2014.  This extended stimulus provided Eversource with cash flow benefits of approximately $250 million (approximately $86 million at CL&P, $64 million at NSTAR Electric, $44 million at PSNH, and $21 million at WMECO) in 2015.

11.

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

Environmental reserves are accrued when assessments indicate it is probable that a liability has been incurred and an amount can be reasonably estimated.  The approach used estimates the liability based on the most likely action plan from a variety of available remediation options, including no action required or several different remedies ranging from establishing institutional controls to full site remediation and monitoring.  These liabilities are estimated on an undiscounted basis and do not assume that the amounts are recoverable from insurance companies or other third parties.  The environmental reserves include sites at different stages of discovery and remediation and do not include any unasserted claims.

These estimates are subjective in nature as they take into consideration several different remediation options at each specific site.  The reliability and precision of these estimates can be affected by several factors, including new information concerning either the level of contamination at the site, the extent of Eversource, CL&P, NSTAR Electric, PSNH and WMECO's responsibility for remediation or the extent of remediation required, recently enacted laws and regulations or changes in cost estimates due to certain economic factors. It is possible that new information or future developments could require a reassessment of the potential exposure to related environmental matters.  As this information becomes available, management will continue to assess the potential exposure and adjust the reserves accordingly.

The amounts recorded as environmental reserves included in Other Current Liabilities and Other Long-Term Liabilities on the balance sheets represent management's best estimate of the liability for environmental costs, and take into consideration site assessment, remediation and long-term monitoring costs.  The environmental reserves also take into account recurring costs of managing hazardous substances and pollutants, mandated expenditures to remediate previously contaminated sites and any other infrequent and non-recurring clean-up costs.  A reconciliation of the activity in the environmental reserves is as follows:

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	WMECO
Balance as of January 1, 2014	$35.4	$3.4	$1.2	$5.4	$0.4
Additions	12.7	1.0	-	0.1	0.2
Payments/Reductions	(4.8)	(0.6)	(0.1)	(0.3)	(0.1)
Balance as of December 31, 2014	43.3	3.8	1.1	5.2	0.5
Additions	13.5	1.3	2.0	2.3	0.2
Payments/Reductions	(5.7)	(0.5)	(0.7)	(3.0)	(0.1)
Balance as of December 31, 2015	$51.1	$4.6	$2.4	$4.5	$0.6

The number of related environmental sites and reserves for which remediation or long-term monitoring, preliminary site work or site assessment is being performed are as follows:

	As of December 31, 2015		As of December 31, 2014
		Reserve		Reserve
	Number of Sites	(in millions)	Number of Sites	(in millions)
Eversource	64	$51.1	65	$43.3
CL&P	14	4.6	16	3.8
NSTAR Electric	15	2.4	13	1.1
PSNH	12	4.5	13	5.2
WMECO	4	0.6	4	0.5

Included in the Eversource number of sites and reserve amounts above are former MGP sites that were operated several decades ago and manufactured gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment, for which Eversource may have potential liability.  The reserve balances related to these former MGP sites were $45.5 million and $38.8 million as of December 31, 2015 and 2014, respectively, and related primarily to the natural gas business segment.

As of December 31, 2015, for 9 environmental sites (3 for CL&P, 1 for WMECO) that are included in the Company's reserve for environmental costs, the information known and the nature of the remediation options allow for the Company to estimate the range of losses for environmental costs.  As of December 31, 2015, $24.7 million (including $1.7 million for CL&P and $0.3 million for WMECO) had been accrued as a liability for these sites, which represents the low end of the range of the liabilities for environmental costs.  Management believes that additional losses of up to approximately $33.9 million (approximately $1.4 million for CL&P, and $0.1 million for WMECO) may be incurred in remediating these sites.

As of December 31, 2015, for 12 environmental sites (3 for CL&P and 2 for NSTAR Electric) that are included in the Company’s reserve for environmental costs, management cannot reasonably estimate the exposure to loss in excess of the reserve, or range of loss, as these sites are under investigation and/or there is significant uncertainty as to what remedial actions, if any, the Company may be required to undertake.  As of December 31, 2015, $13.7 million (including $2 million for CL&P) had been accrued as a liability for these sites.  As of December 31, 2015, for the remaining 43 environmental sites (including 8 for CL&P, 13 for NSTAR Electric, 12 for PSNH, and 3  for WMECO) that are included in the Company’s reserve for environmental costs, the $12.7 million accrual (including $0.9 million for CL&P, $2.4 million for NSTAR Electric, $4.5 million for PSNH, and $0.3 million for WMECO) represents management’s best estimate of the potential liability and no additional loss is anticipated at this time.

CERCLA:  Of the total environmental sites, nine sites (four for NSTAR Electric and three for PSNH) are superfund sites under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and its amendments or state equivalents for which the Company has been notified that it is a potentially responsible party but for which the site assessment and remediation are not being managed by the Company.  As of December 31, 2015, a liability of $0.8 million accrued on these sites represents management's best estimate of its potential remediation costs with respect to these superfund sites.

Environmental Rate Recovery:  PSNH, NSTAR Gas and Yankee Gas have rate recovery mechanisms for MGP related environmental costs, therefore, changes in their respective environmental reserves do not impact Net Income.  CL&P recovers a certain level of environmental costs currently in rates.  CL&P, NSTAR Electric and WMECO do not have a separate environmental cost recovery regulatory mechanism.

B.	Long-Term Contractual Arrangements
Estimated Future Annual Costs: The estimated future annual costs of significant long-term contractual arrangements as of December 31, 2015 are as follows:

Eversource
(Millions of Dollars)	2016	2017	2018	2019	2020	Thereafter	Total
Supply and Stranded Cost	$177.4	$110.1	$81.5	$51.1	$34.9	$80.6	$535.6
Renewable Energy	246.6	273.3	238.3	237.4	237.0	2,174.7	3,407.3
Peaker CfDs	55.8	41.1	20.4	7.8	4.0	3.6	132.7
Natural Gas Procurement	137.9	123.8	78.4	57.8	46.9	99.7	544.5
Coal, Wood and Other	45.4	23.3	3.4	1.9	1.9	13.1	89.0
Transmission Support Commitments	21.4	19.0	20.3	20.2	20.2	-	101.1
Total	$684.5	$590.6	$442.3	$376.2	$344.9	$2,371.7	$4,810.2

CL&P
(Millions of Dollars)	2016	2017	2018	2019	2020	Thereafter	Total
Supply and Stranded Cost	$145.0	$87.2	$58.2	$38.0	$29.3	$47.6	$405.3
Renewable Energy	70.1	71.7	72.1	72.3	72.4	649.7	1,008.3
Peaker CfDs	55.8	41.1	20.4	7.8	4.0	3.6	132.7
Transmission Support Commitments	8.4	7.5	8.0	8.0	8.0	-	39.9
Yankee Companies Billings	0.1	0.4	0.8	0.8	0.8	10.7	13.6
Total	$279.4	$207.9	$159.5	$126.9	$114.5	$711.6	$1,599.8

NSTAR Electric
(Millions of Dollars)	2016	2017	2018	2019	2020	Thereafter	Total
Supply and Stranded Cost	$14.1	$4.8	$5.5	$5.5	$3.1	$28.1	$61.1
Renewable Energy	99.0	117.0	80.4	78.5	76.6	489.8	941.3
Transmission Support Commitments	6.6	5.9	6.3	6.2	6.2	-	31.2
Yankee Companies Billings	0.1	0.2	0.3	0.3	0.3	3.6	4.8
Total	$119.8	$127.9	$92.5	$90.5	$86.2	$521.5	$1,038.4

PSNH
(Millions of Dollars)	2016	2017	2018	2019	2020	Thereafter	Total
Supply and Stranded Cost	$18.3	$18.1	$17.8	$7.6	$2.5	$4.9	$69.2
Renewable Energy	67.9	69.0	70.1	70.7	72.0	860.4	1,210.1
Coal, Wood and Other	45.4	23.3	3.4	1.9	1.9	13.1	89.0
Transmission Support Commitments	4.6	4.0	4.3	4.3	4.3	-	21.5
Yankee Companies Billings	0.1	0.2	0.3	0.3	0.3	4.2	5.4
Total	$136.3	$114.6	$95.9	$84.8	$81.0	$882.6	$1,395.2

WMECO
(Millions of Dollars)	2016	2017	2018	2019	2020	Thereafter	Total
Renewable Energy	$9.6	$15.6	$15.7	$15.9	$16.0	$174.8	$247.6
Transmission Support Commitments	1.8	1.6	1.7	1.7	1.7	-	8.5
Yankee Companies Billings	-	0.1	0.2	0.2	0.2	2.7	3.4
Total	$11.4	$17.3	$17.6	$17.8	$17.9	$177.5	$259.5

Supply and Stranded Cost:  CL&P, NSTAR Electric and PSNH have various IPP contracts or purchase obligations for electricity, including payment obligations resulting from the buydown of electricity purchase contracts.  Such contracts extend through 2024 for CL&P, 2031 for NSTAR Electric and 2023 for PSNH.

In addition, CL&P, along with UI, has four capacity CfDs for a total of approximately 787 MW of capacity consisting of three generation projects and one demand response project.  The capacity CfDs extend through 2026 and obligate both CL&P and UI to make or receive payments on a monthly basis to or from the generation facilities based on the difference between a set contractual capacity price and the capacity market prices received by the generation facilities in the ISO-NE capacity markets.  CL&P has a sharing agreement with UI, whereby UI will share 20 percent of the costs and benefits of these contracts.  CL&P's portion of the costs and benefits of these contracts will be paid by or refunded to CL&P's customers.

The contractual obligations table above does not include CL&P's, NSTAR Electric’s or WMECO’s default service contracts, the amounts of which vary with customers' energy needs.  The contractual obligations table also does not include PSNH's short-term power supply management.

Renewable Energy:  Renewable energy contracts include non-cancellable commitments under contracts of CL&P, NSTAR Electric, PSNH, and WMECO for the purchase of energy and capacity from renewable energy facilities.  Such contracts extend through 2035 for CL&P, 2031 for NSTAR Electric, 2033 for PSNH and 2031 for WMECO.

The contractual obligations table above does not include long-term commitments signed by CL&P, NSTAR Electric and WMECO, as required by the PURA and DPU, for the purchase of renewable energy and related products that are contingent on the future construction of energy facilities.

Peaker CfDs:  In 2008, CL&P entered into three CfDs with developers of peaking generation units approved by PURA (Peaker CfDs).  These units have a total of approximately 500 MW of peaking capacity.  As directed by PURA, CL&P and UI have entered into a sharing agreement, whereby CL&P is responsible for 80 percent and UI for 20 percent of the net costs or benefits of these CfDs.  The Peaker CfDs pay the generation facility owner the difference between capacity, forward reserve and energy market revenues and a cost-of-service payment stream for 30 years.  The ultimate cost or benefit to CL&P under these contracts will depend on the costs of plant operation and the prices that the projects receive for capacity and other products in the ISO-NE markets.  CL&P's portion of the amounts paid or received under the Peaker CfDs will be recoverable from or refunded to CL&P's customers.

Natural Gas Procurement:  In the normal course of business, Eversource’s natural gas distribution businesses have long-term contracts for the purchase, transportation and storage of natural gas as part of its portfolio of supplies.  These contracts extend through 2029.

Coal, Wood and Other:  PSNH has entered into various arrangements for the purchase of coal, wood and the transportation services for fuel supply for its electric generating assets.  Also included in the contractual obligations table above is a contract for capacity on the Portland Natural Gas Transmission System (PNGTS) pipeline that extends through 2018.  The costs of this contract of $4.5 million are not recoverable from customers.

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

Yankee Companies Billings: CL&P, NSTAR Electric, PSNH and WMECO have decommissioning and plant closure cost obligations to the Yankee Companies, which have each completed the physical decommissioning of their respective nuclear facilities and are now engaged in the long-term storage of their spent fuel.  For further information on the Yankee Companies, see Note 11C, "Commitments and Contingencies - Contractual Obligations - Yankee Companies," to the financial statements.

The total costs incurred under these agreements were as follows:

Eversource	For the Years Ended December 31,
(Millions of Dollars)	2015	2014	2013
Supply and Stranded Cost	$147.6	$99.2	$141.0
Renewable Energy	144.3	114.4	91.3
Peaker CfDs	42.7	18.1	51.9
Natural Gas Procurement	428.6	482.5	349.8
Coal, Wood and Other	95.9	120.5	112.6
Transmission Support Commitments	25.3	25.0	24.9

	For the Years Ended December 31,
	2015				2014				2013
		NSTAR				NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH	WMECO
Supply and Stranded Cost	$120.3	$6.5	$20.8	$-	$63.0	$7.0	$26.0	$3.2	$77.6	$32.4	$29.0	$2.0
Renewable Energy	20.0	86.7	37.2	0.4	0.7	87.4	26.3	-	-	84.9	6.4	-
Peaker CfDs	42.7	-	-	-	18.1	-	-	-	51.9	-	-	-
Coal, Wood and Other	-	-	95.9	-	-	-	120.5	-	-	-	112.6	-
Transmission Support Commitments	10.0	7.8	5.4	2.1	9.9	7.7	5.3	2.1	9.8	7.7	5.3	2.1

C.

Contractual Obligations - Yankee Companies

CL&P, NSTAR Electric, PSNH and WMECO have plant closure and fuel storage cost obligations to the Yankee Companies, which have each completed the physical decommissioning of their respective nuclear facilities and are now engaged in the long-term storage of their spent fuel.  The Yankee Companies collect these costs through wholesale, FERC-approved rates charged under power purchase agreements with several New England utilities, including CL&P, NSTAR Electric, PSNH and WMECO.  These companies in turn recover these costs from their customers through state regulatory commission-approved retail rates.  The Yankee Companies have collected or are currently collecting amounts that management believes are adequate to recover the remaining plant closure and fuel storage cost estimates for the respective plants.  Management believes CL&P, NSTAR Electric and WMECO will recover their shares of these obligations from their customers.  PSNH has recovered its total share of these costs from its customers.

CL&P, NSTAR Electric, PSNH and WMECO's percentage share of the obligations to support the Yankee Companies under FERC-approved rate tariffs is the same as their respective ownership percentages in the Yankee Companies.  For further information on the ownership percentages, see Note 1J, "Summary of Significant Accounting Policies - Equity Method Investments," to the financial statements.

Spent Nuclear Fuel Litigation:

DOE Phase I Damages – In 2013, CYAPC, YAEC and MYAPC received proceeds of $39.6 million, $38.3 million, and $81.7 million, respectively,  based on a final court judgment awarding damages for separate complaints filed by the Yankee Companies in 1998 against the DOE seeking monetary damages resulting from the DOE's failure to begin accepting spent nuclear fuel for disposal pursuant to the terms of the 1983 spent fuel and high level waste disposal contracts between the Yankee Companies and the DOE (DOE Phase I Damages).  Phase I covered damages for the period 1998 through 2002.  In 2013, CYAPC, YAEC and MYAPC reduced rates in their wholesale power contracts through the application of the DOE proceeds for the benefit of customers.  CL&P, NSTAR Electric, PSNH and WMECO began receiving the benefit of the Phase I DOE proceeds in 2013, and the benefits are being passed on to customers.

In accordance with MYAPC's three-year refund plan of the DOE Phase I Damages proceeds, in September 2014, MYAPC returned the second portion of the proceeds to the member companies, including CL&P, NSTAR Electric, PSNH, and WMECO, in the amount of $3.2 million, $1.1 million, $1.4 million and $0.8 million, respectively.  On September 28, 2015, MYAPC returned the remaining DOE Phase I Damages proceeds to the member companies, including CL&P, NSTAR Electric, PSNH, and WMECO, in the amount of $2.3 million, $0.8 million, $1 million and $0.6 million, respectively.  These amounts reduced receivables at CL&P, NSTAR Electric, PSNH and WMECO.

DOE Phase II Damages - In 2014, CYAPC, YAEC and MYAPC received proceeds of $126.3 million, $73.3 million and $35.8 million, respectively, based on a final court judgment awarding damages for separate lawsuits filed by the Yankee Companies in 2007 against the DOE seeking recovery of actual damages incurred related to the alleged failure of the DOE to provide for a permanent facility to store spent nuclear fuel generated in years 2001 through 2008 for CYAPC and YAEC, and from 2002 through 2008 for MYAPC (DOE Phase II Damages).  The Yankee Companies returned the DOE Phase II Damages proceeds to the member companies, including CL&P, NSTAR Electric, PSNH, and WMECO, for the benefit of their respective customers in June 2014.

As of December 31, 2014, CL&P's refund obligation to customers of $65.4 million was recorded as an offset to the deferred storm restoration costs regulatory asset, as directed by PURA.  NSTAR Electric's, PSNH's and WMECO's refund obligation to customers of $29.1 million, $13.1 million and $18.1 million, respectively, was recorded as a regulatory liability in each company's respective regulatory tracker mechanisms.  Refunds to customers for these Phase II DOE proceeds were completed in 2015.

DOE Phase III Damages – In August 2013, the Yankee Companies each filed subsequent lawsuits against the DOE seeking recovery of actual damages incurred in the years 2009 through 2012.  The DOE Phase III trial concluded on July 1, 2015, with a post-trial briefing that concluded on October 14, 2015.  The parties are awaiting a decision from the court.

D.

Guarantees and Indemnifications

In the normal course of business, Eversource parent provides credit assurances on behalf of its subsidiaries, including CL&P, NSTAR Electric, PSNH and WMECO, in the form of guarantees.

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

Eversource parent issued a guaranty on behalf of its subsidiary, NPT, under which, beginning at the time the Northern Pass Transmission line goes into commercial operation, Eversource parent will guarantee the financial obligations of NPT under the TSA with HQ in an amount not to exceed $25 million.  Eversource parent's obligations under the guaranty expire upon the full, final and indefeasible payment of the guaranteed obligations.

Eversource parent has also guaranteed certain indemnification and other obligations as a result of the sales of former unregulated subsidiaries and the termination of an unregulated business, with maximum exposures either not specified or not material.

Management does not anticipate a material impact to Net Income as a result of these various guarantees and indemnifications.

The following table summarizes Eversource parent's exposure to guarantees and indemnifications of its subsidiaries, including CL&P, NSTAR Electric, PSNH and WMECO, and guarantees to external parties, as of December 31, 2015:

		Maximum Exposure
Company	Description	(in millions)	Expiration Dates
On behalf of subsidiaries:
Various	Surety Bonds (1)	$32.7	2016 - 2018
Eversource Service and Rocky River Realty Company	Lease Payments for Vehicles and Real Estate	$11.4	2019 and 2024

On behalf of external parties:
Algonquin Gas Transmission, LLC	Access Northeast project
(owner of Access Northeast assets)	capital contributions guarantee	$204.8	2021

(1)

Surety bond expiration dates reflect termination dates, the majority of which will be renewed or extended.  Certain surety bonds contain credit ratings triggers that would require Eversource parent to post collateral in the event that the unsecured debt credit ratings of Eversource are downgraded.

E.

FERC ROE Complaints

Three separate complaints have been filed at FERC by combinations of New England state attorneys general, state regulatory commissions, consumer advocates, consumer groups, municipal parties and other parties (the "Complainants").  In the first complaint, filed in 2011, the Complainants alleged that the NETOs' base ROE that had been utilized since 2006 was unjust and unreasonable, asserted that the rate was excessive due to changes in the capital markets, and sought an order to reduce it prospectively from the date of the final FERC order and for the 15-month period beginning October 1, 2011 to December 31, 2012.  In the second and third complaints, filed in 2012 and 2014, the Complainants challenged the NETOs' base ROE and sought refunds for the respective 15-month periods beginning December 27, 2012 and July 31, 2014.

As a result of the actions taken by the FERC and other developments in the first complaint matter, the Company recorded additional reserves at its electric subsidiaries in 2015 and 2014.  In 2015, Eversource recognized a pre-tax charge to earnings (excluding interest) of $20 million, of which $12.5 million was recorded at CL&P, $2.4 million at NSTAR Electric, $1 million at PSNH, and $4.1 million at WMECO.  The pre-tax charge was recorded as a regulatory liability and as a reduction to Operating Revenues.  In 2014, the net aggregate pre-tax charge to earnings (excluding interest) totaled $37 million, of which $20.7 million was recorded at CL&P, $7.9 million at NSTAR Electric, $2.8 million at PSNH and $5.6 million at WMECO.  In 2013, the net aggregate pre-tax charge to earnings (excluding interest) totaled $23.7 million, of which $12.8 million was recorded at CL&P, $5.7 million at NSTAR Electric, $2.3 million at PSNH and $2.9 million at WMECO.

The second and third complaint proceedings are ongoing and a final FERC order is expected in late 2016 or early 2017.  Although management is uncertain on the final outcome of the second and third complaints regarding the ROE, management believes the current reserves established are appropriate to reflect probable and reasonably estimable refunds.

F.

NSTAR Electric and NSTAR Gas Comprehensive Settlement Agreement

On March 2, 2015, the DPU approved the comprehensive settlement agreement between NSTAR Electric, NSTAR Gas and the Massachusetts Attorney General (the "Settlement") as filed with the DPU on December 31, 2014.  The Settlement resolved the outstanding NSTAR Electric CPSL program filings for 2006 through 2011, the NSTAR Electric and NSTAR Gas PAM and energy efficiency-related customer billing adjustments reported in 2012, and the recovery of LBR related to NSTAR Electric's energy efficiency programs for 2009 through 2011 (11 dockets in total).  In the first quarter of 2015, as a result of the DPU order, NSTAR Electric and NSTAR Gas commenced refunding a combined $44.7 million to customers, which was recorded as a regulatory liability.  Refunds to customers will continue through December 2016.  As a result of the Settlement, NSTAR Electric increased its operating revenues and decreased its amortization expense in 2015, resulting in the recognition of a $21.7 million pre-tax benefit in 2015.

G.

NSTAR Electric Basic Service Bad Debt Adder

On January 7, 2015, the DPU issued an order concluding that NSTAR Electric had removed energy-related bad debt costs from base distribution rates effective January 1, 2006.  As a result of the DPU order, in the first quarter of 2015, NSTAR Electric increased its regulatory assets and reduced its operations and maintenance expense by an under recovered amount of $24.2 million for energy-related bad debt costs through 2014, resulting in a pre-tax benefit in 2015.  NSTAR Electric filed for recovery of the energy-related bad debt costs regulatory asset from customers and on November 20, 2015the DPU approved NSTAR Electric’s proposed rate increase, to recover these costs over a 12-month period, effective January 1, 2016.

H.

PSNH Generation Restructuring

On June 10, 2015, Eversource and PSNH entered into the 2015 Public Service Company of New Hampshire Restructuring and Rate Stabilization Agreement (the Agreement) with the New Hampshire Office of Energy and Planning, certain members of the NHPUC staff, the Office of Consumer Advocate, two State Senators, and several other parties.  The Agreement was filed with the NHPUC on the same day.  Under the terms of the Agreement, PSNH has agreed to divest its generation assets upon NHPUC approval.  The Agreement is designed to provide a resolution of issues pertaining to PSNH's generation assets in pending regulatory proceedings before the NHPUC.  The Agreement provided for the Clean Air Project prudence proceeding to be resolved and all remaining Clean Air Project costs to be included in rates effective January 1, 2016.  As part of the Agreement, PSNH has agreed to forego recovery of $25 million of the deferred equity return related to the Clean Air Project.  In addition, PSNH will not seek a general distribution rate increase effective before July 1, 2017 and will contribute $5 million to create a clean energy fund, which will not be recoverable from its customers.  In 2015, PSNH recorded the $5 million contribution as a long-term liability and an increase to Operations and Maintenance expense on the statements of income.

Upon completion of the divestiture process, all remaining stranded costs will be recovered via bonds that will be secured by a non-bypassable charge or through other recoveries in rates billed to PSNH customers.

On January 26, 2016, Advisory Staff of the NHPUC and the parties to the Agreement filed a stipulation with the NHPUC agreeing that near-term divestiture of PSNH’s generation was in the public interest and that the Agreement should be approved.  Implementation of the Agreement is subject to NHPUC approval, which is expected in early 2016.

If the NHPUC approves the settlements and the sale of the plants, then management expects to sell the plants in the first half of 2017.  The sales price of the generating assets could be less than the carrying value, but we believe that full recovery of PSNH's generation assets is probable through a combination of cash flows during the remaining operating period, sales proceeds upon divestiture, and recovery of stranded costs in future rates.

I.

Litigation and Legal Proceedings

Eversource, including CL&P, NSTAR Electric, PSNH and WMECO, are involved in legal, tax and regulatory proceedings regarding matters arising in the ordinary course of business, which involve management's assessment to determine the probability of whether a loss will occur and, if probable, its best estimate of probable loss.  The Company records and discloses losses when these losses are probable and reasonably estimable, and discloses matters when losses are probable but not estimable or when losses are reasonably possible.  Legal costs related to the defense of loss contingencies are expensed as incurred.

12.

LEASES

Eversource, including CL&P, NSTAR Electric, PSNH and WMECO, has entered into lease agreements, some of which are capital leases, for the use of data processing and office equipment, vehicles, service centers, and office space.  In addition, CL&P, NSTAR Electric, PSNH and WMECO incur costs associated with leases entered into by Eversource Service and Rocky River Realty Company, which are included below in their respective operating lease rental expenses and future minimum rental payments.  These intercompany lease amounts are eliminated on an Eversource consolidated basis.  The provisions of the Eversource, CL&P, NSTAR Electric, PSNH, and WMECO lease agreements generally contain renewal options.  Certain lease agreements contain payments impacted by the commercial paper rate plus a credit spread or the consumer price index.

Operating lease rental payments charged to expense are as follows:

			NSTAR
(Millions of Dollars)	Eversource	CL&P	Electric	PSNH	WMECO
2015	$12.1	$12.5	$9.6	$2.8	$2.2
2014	14.3	6.0	7.8	1.5	1.2
2013	16.3	8.1	6.7	1.7	2.9

The 2015 rental payments above for CL&P, NSTAR Electric, PSNH, and WMECO include an intercompany rate of return, property tax and operational expense component paid to Rocky River Realty Company.

Future minimum rental payments, excluding executory costs, such as property taxes, state use taxes, insurance, and maintenance, under long-term noncancelable leases, as of December 31, 2015 are as follows:

Operating Leases			NSTAR
(Millions of Dollars)	Eversource	CL&P	Electric	PSNH	WMECO
2016	$16.4	$2.9	$9.7	$0.8	$0.8
2017	13.8	2.0	8.5	0.7	0.7
2018	10.4	1.3	6.5	0.5	0.6
2019	8.5	1.0	5.3	0.4	0.5
2020	6.8	0.7	4.3	0.3	0.5
Thereafter	15.4	1.7	9.0	0.7	1.8
Future minimum lease payments	$71.3	$9.6	$43.3	$3.4	$4.9

Capital Leases
(Millions of Dollars)	Eversource	CL&P	PSNH
2016	$2.2	$1.9	$0.3
2017	2.1	1.9	0.2
2018	2.1	2.0	0.1
2019	2.0	2.0	-
2020	2.0	2.0	-
Thereafter	1.4	1.4	-
Future minimum lease payments	11.8	11.2	0.6
Less amount representing interest	3.6	3.6	-
Present value of future minimum lease payments	$8.2	$7.6	$0.6

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

	As of December 31,
	2015		2014
Eversource	Carrying	Fair	Carrying	Fair
(Millions of Dollars)	Amount	Value	Amount	Value
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$157.9	$155.6	$153.6
Long-Term Debt	9,034.5	9,425.9	8,814.0	9,451.2

	As of December 31, 2015
	CL&P		NSTAR Electric		PSNH		WMECO
	Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Millions of Dollars)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
Preferred Stock Not Subject to Mandatory Redemption	$116.2	$114.9	$43.0	$43.0	$-	$-	$-	$-
Long-Term Debt	2,763.7	3,031.6	2,029.8	2,182.4	1,071.0	1,121.2	517.3	551.8

	As of December 31, 2014
	CL&P		NSTAR Electric		PSNH		WMECO
	Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Millions of Dollars)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
Preferred Stock Not Subject to Mandatory Redemption	$116.2	$112.0	$43.0	$41.6	$-	$-	$-	$-
Long-Term Debt	2,826.2	3,214.5	1,786.2	1,993.5	1,070.0	1,137.9	625.2	689.4

Effective December 31, 2015, the carrying amount of Long-Term Debt includes unamortized debt issuance costs presented as a direct reduction from the carrying amount of the debt liability, in accordance with new accounting guidance.  The December 31, 2014 carrying amount of Long-Term Debt was retrospectively adjusted to conform to the current year presentation.  See Note 1C, "Summary of Significant Accounting Policies – Accounting Standards," for further information.

Derivative Instruments:  Derivative instruments are carried at fair value.  For further information, see Note 4, "Derivative Instruments," to the financial statements.

Other Financial Instruments:  Investments in marketable securities are carried at fair value.  For further information, see Note 5, "Marketable Securities," to the financial statements.  The carrying value of other financial instruments included in current assets and current liabilities on the balance sheets, including cash and cash equivalents and special deposits, approximates their fair value due to their short-term nature.

See Note 1H, "Summary of Significant Accounting Policies - Fair Value Measurements," for the fair value measurement policy and the fair value hierarchy.

14.

ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in accumulated other comprehensive income/(loss) by component, net of tax effect, is as follows:

	For the Year Ended December 31, 2015				For the Year Ended December 31, 2014
	Qualified	Unrealized			Qualified	Unrealized
	Cash Flow	Gains/(Losses)	Defined		Cash Flow	Gains on	Defined
Eversource	Hedging	on Marketable	Benefit		Hedging	Marketable	Benefit
(Millions of Dollars)	Instruments	Securities	Plans	Total	Instruments	Securities	Plans	Total
Balance as of January 1st	$(12.4)	$0.7	$(62.3)	$(74.0)	$(14.4)	$0.4	$(32.0)	$(46.0)

OCI Before Reclassifications	-	(2.6)	3.5	0.9	-	0.3	(34.2)	(33.9)
Amounts Reclassified from AOCI	2.1	-	4.2	6.3	2.0	-	3.9	5.9
Net OCI	2.1	(2.6)	7.7	7.2	2.0	0.3	(30.3)	(28.0)
Balance as of December 31st	$(10.3)	$(1.9)	$(54.6)	$(66.8)	$(12.4)	$0.7	$(62.3)	$(74.0)

Eversource's qualified cash flow hedging instruments represent interest rate swap agreements on debt issuances that were settled in prior years.  The settlement amount was recorded in AOCI and is being amortized into Net Income over the term of the underlying debt instrument.  CL&P, PSNH and WMECO continue to amortize interest rate swaps settled in prior years from AOCI into Interest Expense over the remaining life of the associated long-term debt.  Such interest rate swaps are not material to their respective financial statements.

The amortization expense of actuarial gains and losses and prior service cost on the defined benefit plans is amortized from AOCI into Operations and Maintenance over the average future employee service period, and is reflected in amounts reclassified from AOCI.

Defined benefit plan OCI amounts before reclassifications relate to actuarial gains and losses that arose during the year and were recognized in AOCI.  The related tax effects recognized in AOCI during 2015 and 2013 were net deferred tax liabilities of $2 million in 2015 and $11.4 million in 2013, respectively, and net deferred tax assets of $22.3 million in 2014.

The following table sets forth the amounts reclassified from AOCI by component and the impacted line item on the statements of income:

	Amounts Reclassified from AOCI
Eversource	For the Years Ended December 31,			Statements of Income
(Millions of Dollars)	2015	2014	2013	Line Item Impacted
Qualified Cash Flow Hedging Instruments	$(3.5)	$(3.4)	$(3.4)	Interest Expense
Tax Effect	1.4	1.4	1.4	Income Tax Expense
Qualified Cash Flow Hedging Instruments, Net of Tax	$(2.1)	$(2.0)	$(2.0)

Defined Benefit Plan Costs:
Amortization of Actuarial Losses	$(6.6)	$(6.2)	$(10.5)	Operations and Maintenance (1)
Amortization of Prior Service Cost	(0.2)	(0.2)	(0.2)	Operations and Maintenance (1)
Total Defined Benefit Plan Costs	(6.8)	(6.4)	(10.7)
Tax Effect	2.6	2.5	4.3	Income Tax Expense
Defined Benefit Plan Costs, Net of Tax	$(4.2)	$(3.9)	$(6.4)

Total Amounts Reclassified from AOCI, Net of Tax	$(6.3)	$(5.9)	$(8.4)

(1)

These amounts are included in the computation of net periodic Pension, SERP and PBOP costs.  See Note 9A, "Employee Benefits - Pension Benefits and Postretirement Benefits Other Than Pensions," for further information.

As of December 31, 2015, it was estimated that a pre-tax amount of $3.6 million (including $0.7 million for CL&P, $2 million for PSNH and $0.7 million for WMECO) will be reclassified from AOCI as a decrease to Net Income over the next 12 months as a result of the amortization of the interest rate swap agreements which have been settled.  In addition, it is estimated that a pre-tax amount of $6 million will be reclassified from AOCI as a decrease to Net Income over the next 12 months as a result of the amortization of Pension, SERP and PBOP costs.

15.

DIVIDEND RESTRICTIONS

Eversource parent's ability to pay dividends may be affected by certain state statutes, the ability of its subsidiaries to pay common dividends and the leverage restriction tied to its consolidated total debt to total capitalization ratio requirement in its revolving credit agreement.

CL&P, NSTAR Electric, PSNH and WMECO are subject to Section 305 of the Federal Power Act that makes it unlawful for a public utility to make or pay a dividend from any funds "properly included in its capital account."  Management believes that this Federal Power Act restriction, as applied to CL&P, NSTAR Electric, PSNH and WMECO, would not be construed or applied by the FERC to prohibit the payment of dividends from retained earnings for lawful and legitimate business purposes.  In addition, certain state statutes may impose additional limitations on such companies and on

Yankee Gas and NSTAR Gas.  Such state law restrictions do not restrict the payment of dividends from retained earnings or net income.  Pursuant to the joint revolving credit agreement of Eversource, CL&P, PSNH, WMECO, Yankee Gas and NSTAR Gas, and to the NSTAR Electric revolving credit agreement, each company is required to maintain consolidated total debt to total capitalization ratio of no greater than 65 percent at the end of each fiscal quarter.  As of December 31, 2015, all companies were in compliance with such covenant.  The Retained Earnings balances subject to these restrictions were $2.8 billion for Eversource, $1.2 billion for CL&P, $1.6 billion for NSTAR Electric, $494.9 million for PSNH and $198.1 million for WMECO as of December 31, 2015.  As of December 31, 2015, Eversource, CL&P, NSTAR Electric, PSNH, WMECO, Yankee Gas and NSTAR Gas were in compliance with all such provisions of the revolving credit agreements that may restrict the payment of dividends.  PSNH is further required to reserve an additional amount under its FERC hydroelectric license conditions.  As of December 31, 2015, $13.4 million of PSNH's Retained Earnings was subject to restriction under its FERC hydroelectric license conditions and PSNH was in compliance with this provision.

16.

COMMON SHARES

The following table sets forth the Eversource parent common shares and those of CL&P, NSTAR Electric, PSNH and WMECO that were authorized and issued as well as the respective per share par values:

		Shares
		Authorized	Issued
	Per Share	as of December 31,	as of December 31,
	Par Value	2015 and 2014	2015	2014
Eversource	$5	380,000,000	333,862,615	333,359,172
CL&P	$10	24,500,000	6,035,205	6,035,205
NSTAR Electric	$1	100,000,000	100	100
PSNH	$1	100,000,000	301	301
WMECO	$25	1,072,471	434,653	434,653

As of December 31, 2015 and 2014, there were 16,671,366 and 16,375,835 Eversource common shares held as treasury shares, respectively.  As of December 31, 2015 and 2014, Eversource common shares outstanding were 317,191,249 and 316,983,337, respectively.  In May 2015, the Company repurchased 532,521 Eversource common shares at a share price of $47.94.  Such shares are included in Treasury Stock on the consolidated balance sheet at their weighted average original average cost of $26.02 per share.

17.

PREFERRED STOCK NOT SUBJECT TO MANDATORY REDEMPTION

The CL&P and NSTAR Electric preferred stock is not subject to mandatory redemption and is presented as a noncontrolling interest of a subsidiary in Eversource’s financial statements.

CL&P is authorized to issue up to 9,000,000 shares of preferred stock, par value $50 per share, and NSTAR Electric is authorized to issue 2,890,000 shares of preferred stock, par value $100 per share.  Holders of preferred stock of CL&P and NSTAR Electric are entitled to receive cumulative dividends in preference to any payment of dividends on the common stock.  Upon liquidation, holders of preferred stock of CL&P and NSTAR Electric are entitled to receive a liquidation preference before any distribution to holders of common stock in an amount equal to the par value of the preferred stock plus accrued and unpaid dividends.  If the net assets were to be insufficient to pay the liquidation preference in full, then the net assets would be distributed ratably to all holders of preferred stock.  The preferred stock of CL&P and NSTAR Electric is subject to optional redemption by the CL&P and NSTAR Electric Board of Directors at any time.

Details of preferred stock not subject to mandatory redemption are as follows (in millions except in redemption price and shares):

		Redemption Price	Shares Outstanding as of	As of December 31,
Series		Per Share	December 31, 2015 and 2014	2015	2014
CL&P
$1.90	Series of 1947	$52.50	163,912	$8.2	$8.2
$2.00	Series of 1947	$54.00	336,088	16.8	16.8
$2.04	Series of 1949	$52.00	100,000	5.0	5.0
$2.20	Series of 1949	$52.50	200,000	10.0	10.0
3.90%	Series of 1949	$50.50	160,000	8.0	8.0
$2.06	Series E of 1954	$51.00	200,000	10.0	10.0
$2.09	Series F of 1955	$51.00	100,000	5.0	5.0
4.50%	Series of 1956	$50.75	104,000	5.2	5.2
4.96%	Series of 1958	$50.50	100,000	5.0	5.0
4.50%	Series of 1963	$50.50	160,000	8.0	8.0
5.28%	Series of 1967	$51.43	200,000	10.0	10.0
$3.24	Series G of 1968	$51.84	300,000	15.0	15.0
6.56%	Series of 1968	$51.44	200,000	10.0	10.0
Total CL&P			2,324,000	$116.2	$116.2

NSTAR Electric
4.25%	Series	$103.625	180,000	$18.0	$18.0
4.78%	Series	$102.80	250,000	25.0	25.0
Total NSTAR Electric			430,000	$43.0	$43.0
Fair Value Adjustment due to Merger with NSTAR				(3.6)	(3.6)
Total Eversource - Preferred Stock of Subsidiaries				$155.6	$155.6

18.

COMMON SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

Dividends on the preferred stock of CL&P and NSTAR Electric totaled $7.5 million, $7.5 million and $7.7 million for the years ended December 31, 2015, 2014 and 2013.  These dividends were presented as Net Income Attributable to Noncontrolling Interests on the Eversource statements of income.  Noncontrolling Interest – Preferred Stock of Subsidiaries on the Eversource balance sheets totaled $155.6  million as of December 31, 2015 and 2014.  Common Shareholders' Equity was fully attributable to the parent and Noncontrolling Interest – Preferred Stock of Subsidiaries was fully attributable to the noncontrolling interest on the Eversource balance sheets.

For the years ended December 31, 2015, 2014 and 2013, there was no change in ownership of the common equity of CL&P and NSTAR Electric.

19.

EARNINGS PER SHARE

Basic EPS is computed based upon the weighted average number of common shares outstanding during each period.  Diluted EPS is computed on the basis of the weighted average number of common shares outstanding during each period plus the potential dilutive effect of certain share-based compensation awards as if they were converted into common shares.  For the years ended December 31, 2015, 2014 and 2013, there were 1,474, 3,643 and 1,575 antidilutive share awards excluded from the computation of diluted EPS, respectively.

The following table sets forth the components of basic and diluted EPS:

Eversource	For the Years Ended December 31,
(Millions of Dollars, except share information)	2015	2014	2013
Net Income Attributable to Common Shareholders	$878.5	$819.5	$786.0

Weighted Average Common Shares Outstanding:
Basic	317,336,881	316,136,748	315,311,387
Dilutive Effect	1,095,806	1,280,666	899,773
Diluted	318,432,687	317,417,414	316,211,160
Basic EPS	$2.77	$2.59	$2.49
Diluted EPS	$2.76	$2.58	$2.49

RSU and performance share awards are included in basic weighted average common shares outstanding as of the date that all necessary vesting conditions have been satisfied.  The dilutive effect of unvested RSU and performance share awards is calculated using the treasury stock method.  Assumed proceeds of these awards under the treasury stock method consist of the remaining compensation cost to be recognized and a theoretical tax benefit.  The theoretical tax benefit is calculated as the tax impact of the intrinsic value of the awards (the difference between the market value of the average awards outstanding for the period, using the average market price during the period, and the grant date market value).

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

Eversource's segment information is as follows:

	For the Year Ended December 31, 2015
Eversource	Electric	Natural Gas	Electric
(Millions of Dollars)	Distribution	Distribution	Transmission	Other	Eliminations	Total
Operating Revenues	$5,903.6	$995.5	$1,069.1	$863.6	$(877.0)	$7,954.8
Depreciation and Amortization	(425.2)	(70.5)	(165.6)	(29.0)	2.1	(688.2)
Other Operating Expenses	(4,470.2)	(776.7)	(314.9)	(817.9)	877.3	(5,502.4)
Operating Income	1,008.2	148.3	588.6	16.7	2.4	1,764.2
Interest Expense	(186.3)	(36.9)	(105.8)	(48.0)	4.6	(372.4)
Interest Income	5.7	0.1	1.6	4.4	(5.1)	6.7
Other Income, Net	7.2	0.8	14.5	977.8	(972.8)	27.5
Income Tax (Expense)/Benefit	(322.8)	(40.1)	(191.6)	14.5	-	(540.0)
Net Income	512.0	72.2	307.3	965.4	(970.9)	886.0
Net Income Attributable to Noncontrolling Interests	(4.7)	-	(2.8)	-	-	(7.5)
Net Income Attributable to Common Shareholders	$507.3	$72.2	$304.5	$965.4	$(970.9)	$878.5
Total Assets (as of)	$17,981.3	$3,104.5	$8,019.3	$13,256.7	$(11,781.5)	$30,580.3
Cash Flows Used for Investments in Plant	$718.9	$182.2	$749.1	$73.9	$-	$1,724.1

	For the Year Ended December 31, 2014
Eversource	Electric	Natural Gas	Electric
(Millions of Dollars)	Distribution	Distribution	Transmission	Other	Eliminations	Total
Operating Revenues	$5,663.4	$1,007.3	$1,018.2	$790.9	$(737.9)	$7,741.9
Depreciation and Amortization	(384.6)	(68.1)	(150.5)	(42.1)	19.9	(625.4)
Other Operating Expenses	(4,366.2)	(786.7)	(302.1)	(748.0)	719.3	(5,483.7)
Operating Income	912.6	152.5	565.6	0.8	1.3	1,632.8
Interest Expense	(191.6)	(34.0)	(104.1)	(36.6)	4.2	(362.1)
Interest Income	5.1	-	0.9	3.6	(3.6)	6.0
Other Income, Net	10.7	0.2	10.3	916.0	(918.6)	18.6
Income Tax (Expense)/Benefit	(269.7)	(46.4)	(174.5)	22.3	-	(468.3)
Net Income	467.1	72.3	298.2	906.1	(916.7)	827.0
Net Income Attributable to Noncontrolling Interests	(4.7)	-	(2.8)	-	-	(7.5)
Net Income Attributable to Common Shareholders	$462.4	$72.3	$295.4	$906.1	$(916.7)	$819.5
Total Assets (as of)	$17,536.9	$3,029.3	$7,615.6	$12,664.9	$(11,106.3)	$29,740.4
Cash Flows Used for Investments in Plant	$645.2	$176.7	$731.6	$50.2	$-	$1,603.7

	For the Year Ended December 31, 2013
Eversource	Electric	Natural Gas	Electric
(Millions of Dollars)	Distribution	Distribution	Transmission	Other	Eliminations	Total
Operating Revenues	$5,362.3	$855.8	$978.7	$777.5	$(673.1)	$7,301.2
Depreciation and Amortization	(604.8)	(66.7)	(136.2)	(62.2)	10.2	(859.7)
Other Operating Expenses	(3,927.7)	(659.4)	(281.8)	(715.0)	671.8	(4,912.1)
Operating Income	829.8	129.7	560.7	0.3	8.9	1,529.4
Interest Expense	(175.0)	(33.1)	(100.3)	(35.5)	5.2	(338.7)
Interest Income	4.1	-	0.7	5.4	(5.6)	4.6
Other Income, Net	12.9	0.8	10.9	858.9	(858.2)	25.3
Income Tax (Expense)/Benefit	(240.0)	(36.5)	(182.1)	31.9	(0.2)	(426.9)
Net Income	431.8	60.9	289.9	861.0	(849.9)	793.7
Net Income Attributable to Noncontrolling Interests	(4.8)	-	(2.9)	-	-	(7.7)
Net Income Attributable to Common Shareholders	$427.0	$60.9	$287.0	$861.0	$(849.9)	$786.0
Cash Flows Used for Investments in Plant	$639.0	$168.1	$618.5	$31.2	$-	$1,456.8

21.

GOODWILL

Eversource recorded approximately $3.2 billion of goodwill in connection with the 2012 merger with NSTAR and $0.3 billion of goodwill related to the acquisition of the parent of Yankee Gas in 2000.

Goodwill is not subject to amortization, however is subject to a fair value based assessment for impairment at least annually and whenever facts or circumstances indicate that there may be an impairment.  A resulting write-down, if any, would be charged to Operating Expenses.  Eversource's reporting units for the purpose of testing goodwill for impairment are Electric Distribution, Electric Transmission and Natural Gas Distribution.  These reporting units are consistent with the operating segments underlying the reportable segments identified in Note 20, "Segment Information," to the financial statements.

The annual goodwill assessment included an evaluation of the Company's share price and credit ratings, analyst reports, financial performance, cost and risk factors, long-term strategy, growth and future projections, as well as macroeconomic, industry and market conditions.  Eversource completed its annual goodwill impairment test for each of its reporting units as of October 1, 2015 and determined that no impairment existed.  There were no events subsequent to October 1, 2015 that indicated impairment of goodwill.

There were no changes to the goodwill balance or the allocation of goodwill as of December 31, 2015 or 2014.  The following table presents goodwill by reportable segment:

	As of December 31, 2015 and 2014
	Electric	Electric	Natural Gas
(Billions of Dollars)	Distribution	Transmission	Distribution	Total
Goodwill	$2.5	$0.6	$0.4	$3.5

22.

VARIABLE INTEREST ENTITIES

The Company's variable interests outside of the consolidated group are not material and consist of contracts that are required by regulation and provide for regulatory recovery of contract costs and benefits through customer rates.  Eversource, CL&P and NSTAR Electric hold variable interests in variable interest entities (VIEs) through agreements with certain entities that own single renewable energy or peaking generation power plants and with other independent power producers.  Eversource, CL&P and NSTAR Electric do not control the activities that are economically significant to these VIEs or provide financial or other support to these VIEs.  Therefore, Eversource, CL&P and NSTAR Electric do not consolidate any power plant VIEs.

23.

QUARTERLY FINANCIAL DATA (UNAUDITED)

Eversource	Quarter Ended
(Millions of Dollars, except per share information)	2015				2014
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
Operating Revenues	$2,513.4	$1,817.1	$1,933.1	$1,691.2	$2,290.6	$1,677.6	$1,892.5	$1,881.2
Operating Income	497.5	412.0	469.2	385.5	467.7	294.0	440.9	430.2
Net Income	255.1	209.4	237.8	183.7	237.8	129.2	236.5	223.6
Net Income Attributable to Common Shareholders	253.3	207.5	235.9	181.8	236.0	127.4	234.6	221.5
Basic EPS (a)	$0.80	$0.65	$0.74	$0.57	$0.75	$0.40	$0.74	$0.69
Diluted EPS (a)	$0.80	$0.65	$0.74	$0.57	$0.74	$0.40	$0.74	$0.69

(a) The summation of quarterly EPS data may not equal annual data due to rounding.

	Quarter Ended
	2015				2014
(Millions of Dollars)	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
CL&P
Operating Revenues	$804.9	$666.6	$704.3	$626.9	$734.6	$587.3	$695.6	$675.1
Operating Income	141.8	154.0	161.1	154.2	158.0	92.1	146.2	159.0
Net Income	69.2	78.8	80.2	71.2	79.3	37.4	83.9	87.2

NSTAR Electric
Operating Revenues	$766.8	$617.2	$750.7	$546.6	$666.2	$561.5	$727.9	$581.1
Operating Income	159.5	151.4	214.2	117.7	118.4	121.5	206.6	132.0
Net Income	83.6	82.0	118.6	60.3	58.1	60.1	115.6	69.3

PSNH
Operating Revenues	$284.8	$241.9	$234.4	$211.1	$299.8	$211.6	$223.7	$224.4
Operating Income	63.2	54.1	63.6	49.3	64.0	49.0	56.4	60.0
Net Income	32.0	27.9	32.5	22.0	32.6	24.1	28.2	29.0

WMECO
Operating Revenues	$152.9	$125.2	$125.1	$114.9	$137.4	$108.3	$118.1	$129.6
Operating Income	28.6	28.9	30.0	28.0	34.7	17.7	31.2	34.0
Net Income	13.2	14.2	15.0	14.1	18.1	7.0	14.7	18.0

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No events that would be described in response to this item have occurred with respect to Eversource, CL&P, NSTAR Electric, PSNH or WMECO.

Item 9A.

Controls and Procedures

Management, on behalf of Eversource, CL&P, NSTAR Electric, PSNH and WMECO, is responsible for the preparation, integrity, and fair presentation of the accompanying Consolidated Financial Statements and other sections of this combined Annual Report on Form 10-K.  Eversource's internal controls over financial reporting were audited by Deloitte & Touche LLP.

Management, on behalf of Eversource, CL&P, NSTAR Electric, PSNH and WMECO, is responsible for establishing and maintaining adequate internal controls over financial reporting.  The internal control framework and processes have been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  There are inherent limitations of internal controls over financial reporting that could allow material misstatements due to error or fraud to occur and not be prevented or detected on a timely basis by employees during the normal course of business.  Additionally, internal controls over financial reporting may become inadequate in the future due to changes in the business environment.  Under the supervision and with the participation of the principal executive officer and principal financial officer, an evaluation of the effectiveness of internal controls over financial reporting was conducted based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting at Eversource, CL&P, NSTAR Electric, PSNH and WMECO were effective as of December 31, 2015.

Management, on behalf of Eversource, CL&P, NSTAR Electric, PSNH and WMECO, evaluated the design and operation of the disclosure controls and procedures as of December 31, 2015 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC.  This evaluation was made under management's supervision and with management's participation, including the principal executive officer and principal financial officer as of the end of the period covered by this Annual Report on Form 10-K.  There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The principal executive officer and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of Eversource, CL&P, NSTAR Electric, PSNH and WMECO are effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in internal controls over financial reporting for Eversource, CL&P, NSTAR Electric, PSNH and WMECO during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Item 9B.

Other Information

No information is required to be disclosed under this item as of December 31, 2015, as this information has been previously disclosed in applicable reports on Form 8-K during the fourth quarter of 2015.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The information in Item 10 is provided as of February 16, 2016, except where otherwise indicated.

Certain information required by this Item 10 is omitted for NSTAR Electric, PSNH and WMECO pursuant to Instruction I(2)(c) to Form 10-K, Omission of Information by Certain Wholly Owned Subsidiaries.

Eversource Energy

In addition to the information provided below concerning the executive officers of Eversource Energy, incorporated herein by reference is the information to be contained in the sections captioned "Election of Trustees," "Governance of Eversource Energy" and the related subsections, "Selection of Trustees," and "Section 16(a) Beneficial Ownership Reporting Compliance" of Eversource Energy's definitive proxy statement for solicitation of proxies, expected to be filed with the SEC on or about March 24, 2016.

Eversource Energy and CL&P

Each member of CL&P’s Board of Directors is an employee of CL&P, Eversource Energy or an affiliate.  Directors are elected annually to serve for one year until their successors are elected and qualified.

Set forth below is certain information as of February 16, 2016 concerning CL&P’s Directors and Eversource Energy’s and CL&P’s executive officers:

Name	Age	Title
Thomas J. May	68	Chairman of the Board, President and Chief Executive Officer of Eversource Energy and Eversource Service; Chairman and a Director of the Regulated companies, including CL&P
James J. Judge	60

Executive Vice President and Chief Financial Officer of Eversource Energy and Executive Vice President and Chief Financial Officer and a Director of Eversource Service and the Regulated companies, including CL&P

Leon J. Olivier	67	Executive Vice President-Enterprise Energy Strategy and Business Development of Eversource Energy and Eversource Service
David R. McHale [1]	55	Executive Vice President and Chief Administrative Officer of Eversource Energy and Eversource Service
Werner J. Schweiger	56	Executive Vice President and Chief Operating Officer of Eversource Energy and Eversource Service; Chief Executive Officer and a Director of the Regulated companies, including CL&P
Gregory B. Butler	58	Senior Vice President and General Counsel of Eversource Energy and Eversource Service; Senior Vice President and General Counsel and a Director of the Regulated companies, including CL&P
Christine M. Carmody [2]	53	Senior Vice President-Human Resources of Eversource Service
Joseph R. Nolan, Jr. [2]	52	Senior Vice President-Corporate Relations of Eversource Service
Jay S. Buth	46	Vice President, Controller and Chief Accounting Officer of Eversource Energy, Eversource Service and the Regulated companies, including CL&P

1

Deemed an executive officer of CL&P pursuant to Rule 3b-7 under the Securities Exchange Act of 1934.

2

Deemed an executive officer of Eversource Energy and CL&P pursuant to Rule 3b-7 under the Securities Exchange Act of 1934.

Thomas J. May.  Mr. May has served as Chairman of the Board of Eversource Energy since October 10, 2013, and as President and Chief Executive Officer and as a Trustee of Eversource Energy; as Chairman and a Director of CL&P, NSTAR Electric, NSTAR Gas, PSNH, WMECO and Yankee Gas; and as Chairman, President and Chief Executive Officer and a Director of Eversource Service since April 10, 2012.  Mr. May has served as a Director of NSTAR Electric and NSTAR Gas since September 27, 1999.  Mr. May previously served as Chairman, President and Chief Executive Officer and a Trustee of NSTAR, and as Chairman, President and Chief Executive Officer of NSTAR Electric and NSTAR Gas until April 10, 2012.  He served as Chairman, Chief Executive Officer and a Trustee since NSTAR was formed in 1999, and was elected President in 2002.  Mr. May has served as Chairman of the Board of Eversource Energy Foundation, Inc. since October 15, 2013, and as a Director of Eversource Energy Foundation, Inc. since April 10, 2012.  He previously served as President of Eversource Energy Foundation, Inc. from October 15, 2013 to September 29, 2014.  He has served as a Trustee of the NSTAR Foundation since August 18, 1987.

James J. Judge.  Mr. Judge has served as Executive Vice President and Chief Financial Officer of Eversource Energy, CL&P, NSTAR Electric, NSTAR Gas, PSNH, WMECO, Yankee Gas and Eversource Service and as a Director of CL&P, PSNH, WMECO, Yankee Gas and Eversource Service since April 10, 2012 and of NSTAR Electric and NSTAR Gas since September 27, 1999.  Previously, Mr. Judge served as Senior Vice President and Chief Financial Officer of NSTAR, NSTAR Electric and NSTAR Gas from 1999 until April 2012.  Mr. Judge has served as Treasurer and as a Director of Eversource Energy Foundation, Inc. since April 10, 2012.  He has served as a Trustee of the NSTAR Foundation since December 12, 1995.

Leon J. Olivier.  Mr. Olivier has served as Executive Vice President-Enterprise Energy Strategy and Business Development of Eversource Energy since September 2, 2014 and as a Director of Eversource Service since January 17, 2005.  Mr. Olivier previously served as Executive Vice President and Chief Operating Officer of Eversource Energy and Eversource Service from May 13, 2008 until September 2, 2014, and as Chief Executive Officer of NSTAR Electric and NSTAR Gas from April 10, 2012 until August 11, 2014, of CL&P, PSNH, WMECO and Yankee Gas from January 15, 2007 to September 29, 2014, and of CL&P from September 10, 2001 to September 29, 2014, and as a Director of NSTAR Electric and NSTAR Gas from November 27, 2012 to September 29, 2014, of PSNH, WMECO and Yankee Gas from January 17, 2005 to September 29, 2014, and of CL&P from September 10, 2001 to September 29, 2014.   Previously, Mr. Olivier served as Executive Vice President-Operations of Eversource Energy from February 13, 2007 to May 12, 2008.  He has served as a Director of Eversource Energy Foundation, Inc. since April 1, 2006.  Mr. Olivier has served as a Trustee of the NSTAR Foundation since April 10, 2012.

David R. McHale.  Mr. McHale has served as Executive Vice President and Chief Administrative Officer of Eversource Energy and Eversource Service since April 10, 2012 and as a Director of Eversource Service since January 1, 2005.  Mr. McHale previously served as Executive Vice President and Chief Administrative Officer of CL&P, NSTAR Electric, NSTAR Gas, PSNH, WMECO and Yankee Gas from April 10, 2012 to September 29, 2014 and as a Director of NSTAR Electric and NSTAR Gas from November 27, 2012 to September 29, 2014, of PSNH, WMECO and Yankee Gas from January 1, 2005 to September 29, 2014, and of CL&P from January 15, 2007 to September 29, 2014.  Previously, Mr. McHale served as Executive Vice President and Chief Financial Officer of Eversource Energy, CL&P, PSNH, WMECO, Yankee Gas and Eversource Service from January 2009 to April 2012, and as Senior Vice President and Chief Financial Officer of Eversource Energy, CL&P, PSNH, WMECO, Yankee Gas and Eversource Service from January 2005 to December 2008.  He has served as a Director of Eversource Energy Foundation, Inc. since January 1, 2005.  Mr. McHale has served as a Trustee of the NSTAR Foundation since April 10, 2012.

Werner J. Schweiger.  Mr. Schweiger has served as Executive Vice President and Chief Operating Officer of Eversource Energy since September 2, 2014 and of Eversource Service since August 11, 2014, and as President of CL&P since June 2, 2015 and as Chief Executive Officer of CL&P, NSTAR Electric, NSTAR Gas, PSNH, WMECO and Yankee Gas since August 11, 2014, and as a Director of Eversource Service, NSTAR Gas and Yankee Gas since September 29, 2014 and of CL&P, PSNH, NSTAR Electric and WMECO since May 28, 2013.  He previously served as President-Electric Distribution of Eversource Service from January 16, 2013 until August 11, 2014 and as President of NSTAR Electric from April 10, 2012 until January 16, 2013 and as a Director of NSTAR Electric from November 27, 2012 to January 16, 2013.  From February 27, 2002 until April 10, 2012, Mr. Schweiger was Senior Vice President-Operations of NSTAR Electric and NSTAR Gas.  Mr. Schweiger has served as a Director of Eversource Energy Foundation, Inc. since September 29, 2014.  He has served as a Trustee of the NSTAR Foundation since September 29, 2014.

Gregory B. Butler.  Mr. Butler has served as Senior Vice President and General Counsel of Eversource Energy since May 1, 2014, of NSTAR Electric, and NSTAR Gas since April 10, 2012, and of CL&P, PSNH, WMECO, Yankee Gas and Eversource Service since March 9, 2006.  Mr. Butler has served as a Director of NSTAR Electric and NSTAR Gas since April 10, 2012, of Eversource Service since November 27, 2012, and of CL&P, PSNH, WMECO and Yankee Gas since April 22, 2009.  Mr. Butler previously served as Senior Vice President, General Counsel and Secretary of Eversource Energy from April 10, 2012 until May 1, 2014, and as Senior Vice President and General Counsel of Eversource Energy from December 1, 2005 to April 10, 2012.  He has served as a Director of Eversource Energy Foundation, Inc. since December 1, 2002.  He has been a Trustee of the NSTAR Foundation since April 10, 2012.

Christine M. Carmody.  Ms. Carmody has served as Senior Vice President-Human Resources of Eversource Service since April 10, 2012 and as a Director of Eversource Service since November 27, 2012.  Ms. Carmody previously served as Senior Vice President-Human Resources of CL&P, PSNH, WMECO and Yankee Gas from November 27, 2012 to September 29, 2014, and of NSTAR Electric and NSTAR Gas from August 1, 2008 to September 29, 2014, and as a Director of CL&P, PSNH, WMECO and Yankee Gas from April 10, 2012 to September 29, 2014 and of NSTAR Electric and NSTAR Gas from November 27, 2012 to September 29, 2014.  Previously, Ms. Carmody served as Vice President-Organizational Effectiveness of NSTAR, NSTAR Electric and NSTAR Gas from June 2006 to August 2008.  Ms. Carmody has served as a Director of Eversource Energy Foundation, Inc. since April 10, 2012.  She has served as a Trustee of the NSTAR Foundation since August 1, 2008.

Joseph R. Nolan, Jr.  Mr. Nolan has served as Senior Vice President-Corporate Relations of Eversource Service since April 10, 2012 and as a Director of Eversource Service since November 27, 2012.  Mr. Nolan previously served as Senior Vice President-Corporate Relations of NSTAR Electric and NSTAR Gas from April 10, 2012 to September 29, 2014, and of CL&P, PSNH, WMECO and Yankee Gas from November 27, 2012 to September 29, 2014, as a Director of CL&P, PSNH, WMECO and Yankee Gas from April 10, 2012 to September 29, 2014 and of NSTAR Electric and NSTAR Gas from November 27, 2012 to September 29, 2014.  Previously, Mr. Nolan served as Senior Vice President-Customer & Corporate Relations of NSTAR, NSTAR Electric and NSTAR Gas from 2006 until April 10, 2012.  Mr. Nolan has served as a Director of Eversource Energy Foundation, Inc. since April 10, 2012, and has served as Executive Director of Eversource Energy Foundation, Inc. since October 15, 2013.  He has served as a Trustee of the NSTAR Foundation since October 1, 2000.

Jay S. Buth.  Mr. Buth has served as Vice President, Controller and Chief Accounting Officer of Eversource Energy, CL&P, NSTAR Electric, NSTAR Gas, PSNH, WMECO, Yankee Gas and Eversource Service since April 10, 2012.  Previously, Mr. Buth served as Vice President-Accounting and Controller of Eversource Energy, CL&P, PSNH, WMECO, Yankee Gas and Eversource Service from June 2009 until April 10, 2012.  From June 2006 through January 2009, Mr. Buth served as the Vice President and Controller for New Jersey Resources Corporation, an energy services holding company that provides natural gas and wholesale energy services, including transportation, distribution and asset management.

There are no family relationships between any director or executive officer and any other trustee, director or executive officer of Eversource Energy or CL&P and none of the above executive officers or directors serves as an executive officer or director pursuant to any agreement or understanding with any other person.  Our executive officers hold the offices set forth opposite their names until the next annual meeting of the Board of Trustees, in the case of Eversource Energy, and the Board of Directors, in the case of CL&P, and until their successors have been elected and qualified.

CL&P obtains audit services from the independent registered public accounting firm engaged by the Audit Committee of Eversource Energy's Board of Trustees.  CL&P does not have its own audit committee or, accordingly, an audit committee financial expert.  CL&P relies on Eversource Energy’s audit committee and the audit committee financial expert.

CODE OF ETHICS AND CODE OF BUSINESS CONDUCT

Each of Eversource Energy, CL&P, NSTAR Electric, PSNH and WMECO has adopted a Code of Ethics for Senior Financial Officers (Chief Executive Officer, Chief Financial Officer and Controller) and the Code of Business Conduct, which are applicable to all Trustees, directors, officers, employees, contractors and agents of Eversource Energy, CL&P, NSTAR Electric, PSNH and WMECO.  The Code of Ethics and the Code of Business Conduct have both been posted on the Eversource Energy web site and are available at www.eversource.com/Content/general/about/investors/corporate-governance on the Internet.  Any amendments to or waivers from the Code of Ethics and Code of Business Conduct for executive officers, directors or Trustees will be posted on the website.  Any such amendment or waiver would require the prior consent of the Board of Trustees or an applicable committee thereof.

Printed copies of the Code of Ethics and the Code of Business Conduct are also available to any shareholder without charge upon written request mailed to:

Richard J. Morrison

Secretary

Eversource Energy

800 Boylston Street, 17th Floor

Boston, Massachusetts 02199-7050

Item 11.

Executive Compensation

Eversource Energy

The information required by this Item 11 for Eversource Energy is incorporated herein by reference to certain information contained in Eversource Energy's definitive proxy statement for solicitation of proxies, which is expected to be filed with the SEC on or about March 24, 2016, under the sections captioned "Compensation Discussion and Analysis," plus related subsections, and "Compensation Committee Report," plus related subsections following such Report.

NSTAR ELECTRIC, PSNH and WMECO

Certain information required by this Item 11 has been omitted for NSTAR Electric, PSNH and WMECO pursuant to Instruction I(2)(c) to Form 10-K, Omission of Information by Certain Wholly Owned Subsidiaries.

CL&P

The information in this Item 11 relates solely to CL&P.

COMPENSATION DISCUSSION AND ANALYSIS

CL&P is a wholly-owned subsidiary of Eversource Energy.  Its board of directors consists entirely of executive officers of Eversource Energy system companies.  CL&P does not have a compensation committee, and the Compensation Committee of Eversource Energy's Board of Trustees determines compensation for the executive officers of CL&P, including their salaries, annual incentive awards and long-term incentive awards.  All of CL&P's "Named Executive Officers," as defined below, also serve as officers of Eversource Energy and one or more other subsidiaries of Eversource Energy.  Compensation set by the Compensation Committee of Eversource Energy (the "Committee") and set forth herein is for services rendered to Eversource Energy and its subsidiaries by such officers in all capacities.

This Compensation Discussion and Analysis ("CD&A") provides information about the principles behind Eversource Energy's compensation objectives, plans, policies and actions for the Named Executive Officers.  The discussion describes the specific components of the compensation program, how Eversource Energy measures performance, and how those principles were applied to compensation awards and decisions that were made by the Compensation Committee for the Named Executive Officers, as presented in the tables and narratives that follow. While this discussion focuses primarily on 2015 information, it also addresses decisions that were made in other periods to the extent that these decisions are relevant to the full understanding of the compensation program and the specific awards that were made for performance in 2015.  The CD&A also contains a summary of 2015 performance, an assessment of the performance and the compensation awards made by the Compensation Committee, and other information relating to the Eversource Energy compensation program, including:

• Pay for Performance Philosophy	• Description of the Long Term Incentive Program, Grants and Performance Plan Results
• Executive Compensation Governance	• Disclosure of the:
• The Named Executive Officers	• Clawback and No Hedging and Pledging Policies
• Overview of the Compensation Program	• Share Ownership Guidelines
• Market Analysis	• Other Benefits
• Elements of 2015 Compensation	• Contractual Agreements
• 2015 Annual Incentive Program	• Tax and Accounting Considerations
• 2015 Assessment of Financial and Operational Performance	• Equity Grant Practices
• Performance Goal Assessment Matrix

Summary of 2015 Performance

In 2015, Eversource Energy achieved positive overall financial results and very strong operational performance results.  The following is a summary of some of the most important accomplishments in 2015:

Financial Accomplishments

•

Eversource Energy's 2015 recurring earnings were $2.81 per share, excluding merger related costs, a 6 percent increase over 2014 results.

•

Eversource Energy continued to achieve operations and maintenance expense reductions through process simplification and redesign and careful spending.  Utility operations and maintenance expenses were below 2014 levels.

•

Eversource Energy increased its 2015 dividend to $1.67 per share, a 6.4 percent increase over 2014, continuing to significantly outperform the EEI Index.

•

Eversource Energy's total shareholder return in 2015 exceeded the EEI Index and was slightly below the S&P 500.  The three-, five-, and 10-year shareholder return continued to outperform the EEI Index.

Earnings.  Eversource Energy's 2013-2015 recurring earnings per share have grown 7.2 percent, consistent with guidance and well above the utility industry average.  A reconciliation between reported earnings per share and the recurring earnings per share presented above appears under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  Recurring earnings per share presented above for all years exclude merger-related costs.

Dividends.  Eversource Energy's Board of Trustees increased the annual dividend rate by 6.4 percent for 2015 to $1.67 per share, twice the Edison Electric Institute (EEI) Index of approximately 50 U.S. utilities' dividend growth rate of 3.2 percent.  Dividend growth rate for the period 2013-2015 has totaled 8.2 percent, in line with earnings per share growth and well ahead of the utility industry average.

Total Shareholder Return.  Eversource Energy's Total Shareholder Return for 2015 outperformed the EEI Index companies for 2015 and Eversource Energy's Total Shareholder Return outperformed the EEI Index companies and the S&P 500 over the five-year period.  An investment of $1,000 in Eversource Energy common shares at the beginning of the five-year period beginning January 1, 2011 was worth $1,890 on December 31, 2015.

Operational Accomplishments

•

Eversource Energy's overall electric system performance in 2015 was its best on record and continues to represent top quartile utility industry performance.

•

Eversource Energy's Massachusetts subsidiaries, NSTAR Electric Company, NSTAR Gas Company and Western Massachusetts Electric Company, each met or exceeded Service Quality Index performance targets established by Massachusetts regulators, which is the only state Eversource Energy serves that has such performance targets.

•

Eversource Energy met or exceeded established goals in safety performance, response to gas service calls, and new gas service connections.

•

Eversource Energy achieved the goal of having 34 percent of new hires and promotions within the supervisor and above management group be women and people of color.

Eversource Energy's operating performance continues to be strong.  This is the result of the ongoing implementation of best practices, focused spending on reliability improvements to reduce the number and length of outages, and performing work safely each and every day.

Reliability.  Eversource Energy's Electric System Reliability, which is measured by months between interruptions and average time to restore power, was in the top quartile of industry peers; on average, customers experienced an outage every 16.6 months during 2015.  The average time to restore power continues to decrease significantly, from 104.1 minutes in 2012 to 71.6 minutes in 2015.

Safety.  Safety performance measured by days away or restricted time per 100 workers continued to improve for the fourth straight year, from 1.9 in 2012 to 1.2 in 2015.

Achievement of the 2015 performance goals and additional accomplishments and the Compensation Committee's assessment of the performance of Eversource Energy and its executives are more fully described in the section titled "2015 Annual Incentive Program."  Specific decisions regarding executive compensation based upon the Committee's assessment of the performance of Eversource Energy and its executives and market data are described in this Compensation Discussion and Analysis below.

Pay for Performance

The Committee links the Named Executive Officers' compensation to performance that will ultimately benefit customers and shareholders of Eversource Energy.  Eversource Energy's compensation program is intended to attract and retain the best executive talent, motivate executives to meet or exceed specific stretch financial and operational goals set each year, and compensate executives in a manner that aligns compensation directly with performance.  Eversource Energy strives to provide executives with base salary, performance-based annual incentive compensation and long-term incentive compensation opportunities that are competitive with market practices and that reward excellent performance.

Executive Compensation Governance

•

The Compensation Committee annually assesses the independence of its compensation consultant, Pay Governance LLC ("Pay Governance"), which is retained directly by the Committee, performs no other consulting or other services for the Company, and has no relationship with the Company that could result in a conflict of interest.  The Committee has concluded that Pay Governance is independent and that no conflict of interest exists between Pay Governance and the Company.

•

Eversource Energy executive and Trustee share ownership and holding guidelines noted in this CD&A emphasize the importance of share ownership.  Under the share ownership guidelines, Eversource Energy requires executives to hold the net shares awarded under the stock compensation program until the share ownership guidelines have been met.  In addition, 100 percent of Trustee stock compensation is deferred and not distributed until the Trustee's retirement from the Eversource Energy Board.

•

The Compensation Committee has a policy that requires executives to reimburse Eversource Energy for incentive compensation received if earnings were subsequently required to be restated as a result of noncompliance with accounting rules caused by fraud or misconduct.

•

Eversource Energy has discontinued the use of "gross ups" in all new or materially amended executive compensation agreements.

•

The Compensation Committee approved a policy that prohibits all Eversource Energy Trustees and executives from purchasing financial instruments or otherwise entering into any transactions that are designed to have the effect of hedging or offsetting any decrease in the market value of Eversource Energy common shares.  This policy also prohibits all pledges, derivative transactions or short sales involving Eversource Energy common shares or the holding of any Eversource Energy common shares in a margin account.

•

Employment agreements provide for "double trigger" change of control acceleration of awards assumed by the surviving company.

Named Executive Officers

The executive officers of CL&P listed in the Summary Compensation Table in this Item 11 whose compensation is discussed in this CD&A are CL&P's principal executive officer during 2015 (Mr. Schweiger), principal financial officer (Mr. Judge) and the three most highly compensated executive officers other than the principal executive officer and principal financial officer serving on December 31, 2015 (Messrs. May, McHale, and Butler) (collectively, referred to as the "Named Executive Officers" or "NEOs").  Each NEO of CL&P also serves as an executive officer of Eversource Energy and one or more other subsidiaries of Eversource Energy.  Compensation for the NEOs discussed in this CD&A was paid for all services provided by such individuals in all capacities to Eversource Energy and its subsidiaries.  For 2015, CL&P's NEOs are:

•

Thomas J. May, Chairman of the Board, President and Chief Executive Officer of Eversource Energy; Chairman of the Board of CL&P

•

James J. Judge, Executive Vice President and Chief Financial Officer of Eversource Energy and CL&P

•

Werner J. Schweiger, Executive Vice President and Chief Operating Officer of Eversource Energy; Chief Executive Officer of CL&P

•

David R. McHale, Executive Vice  President and Chief Administrative Officer of Eversource Energy and CL&P

•

Gregory B. Butler, Senior Vice President and General Counsel of Eversource Energy and CL&P

Overview of the Compensation Program

The Role of the Compensation Committee.  The Eversource Energy Board of Trustees has delegated to the Compensation Committee overall responsibility for establishing the compensation program for those senior executive officers, who are referred to in this Compensation Discussion and Analysis as "executives" and who under the SEC's regulations are deemed to be "officers."  In this role, the Committee sets compensation policy and compensation levels, reviews and approves performance goals and evaluates executive performance.  Although this discussion and analysis refers principally to compensation for the Named Executive Officers, the same compensation principles and practices apply to all executives.  The compensation of Eversource Energy's Chief Executive Officer is subject to the further review and approval of the independent Trustees.

Elements of Compensation.  Total direct compensation consists of three elements: base salary, annual cash incentive awards and long-term equity-based incentive awards.  Indirect compensation is provided through certain retirement, perquisite, severance, and health and welfare benefit programs.

Eversource Energy's Compensation Objectives.  The objectives of Eversource Energy's compensation program are to attract and retain superior executive talent, motivate executives to achieve annual and long-term performance goals set each year, and provide total compensation opportunities that are competitive with market practices.  With respect to incentive compensation, the Committee believes it is important to balance short-term goals, such as producing earnings, with longer-term goals, such as long-term value creation and maintaining a strong balance sheet.  The Committee also places great emphasis on system reliability and superior customer service.  Eversource Energy's compensation program utilizes performance-based incentive compensation to reward individual and corporate performance and to align the interests of executives with Eversource Energy's customers and shareholders.  The Committee continually increases expectations to motivate executives and employees to achieve continuous improvement in carrying out their responsibilities to its customers to deliver energy reliably, safely, with respect for the environment and employees, and at a reasonable cost, while providing an above-average total shareholder return to Eversource Energy's shareholders.

Setting Compensation Levels.  To ensure that Eversource Energy achieves its goal of providing market-based compensation levels to attract and retain top quality management, the Committee provides executives with target compensation opportunities over time approximately equal to median compensation levels for executive officers of companies comparable to Eversource Energy.  To achieve that goal, the Committee and its independent compensation consultant work together to determine the market values of executive direct compensation elements (base salaries, annual incentives and long-term incentives), as well as total compensation, by using competitive market compensation data.  The Committee reviews compensation data obtained from utility and general industry surveys and a specific group of peer utility companies.

Role of the Compensation Consultant.  The Committee has retained Pay Governance as its independent compensation consultant.  Pay Governance reports directly to the Committee and does not provide any other services to Eversource Energy.  With the consent of the Committee, Pay Governance works cooperatively with Eversource Energy's management to develop analyses and proposals for presentation to the Committee.  The Committee generally relies on Pay Governance for peer group market data and information as to market practices and trends to assess the competitiveness of the compensation Eversource Energy pays to its executives and to review the Committee's proposed compensation decisions.

In February 2016, the Committee assessed the independence of Pay Governance pursuant to SEC and NYSE rules and concluded that it is independent and that no conflict of interest exists that would prevent Pay Governance from independently advising the Committee.  In making this assessment, the Committee considered the independence factors enumerated in Rule 10C-1(b) under the Securities Exchange Act of 1934, including the written representations of Pay Governance that Pay Governance does not provide any other services to Eversource Energy, the level of fees received from Eversource Energy as a percentage of Pay Governance's total revenues, the policies and procedures employed by Pay Governance to prevent conflicts of interest, and whether the individual Pay Governance advisers with whom the Committee consulted own any Eversource Energy common shares or have any business or personal relationships with members of the Committee or Eversource Energy's executives.

Role of Management.  The role of Eversource Energy's management, and specifically the roles of Eversource Energy's Chief Executive Officer and the Senior Vice President of Human Resources, are to provide current compensation information to the compensation consultant and analyses and recommendations on executive compensation to the Committee based on the market value of the position, individual performance, experience and internal pay equity.  Eversource Energy's Chief Executive Officer also provides recommendations on the compensation for the other Named Executive Officers.  None of the executives makes recommendations that affect his or her individual compensation.

MARKET ANALYSIS

The Compensation Committee seeks to provide executives with target compensation opportunities using a range that is approximately equal to the median compensation levels for executive officers of utility companies comparable to Eversource Energy.  Set forth below is a description of the sources of the compensation data used by the Committee when reviewing 2015 compensation:

•

Utility and general industry survey data.  The Committee reviews compensation information obtained from surveys of diverse groups of utility and general industry companies that represent Eversource Energy's market for executive officer talent. Utility industry data are based on a defined peer set, as discussed below, while general industry data is derived from compensation consultant surveys.  General industry data are size-adjusted to ensure a close correlation between the market data and the Company's scope of operations.  The Committee used this information, which it obtained from Pay Governance, to determine base salaries and incentive opportunities.

•

Peer group data.  In support of executive pay decisions during 2015, the Committee consulted with Pay Governance, which provided the Committee with a competitive assessment analysis of Eversource Energy's executive compensation levels, as compared to the 20 peer group companies listed in the table below.  This peer group was chosen because Eversource Energy believes these companies are similar to Eversource Energy in terms of business model and long-term strategies.  In December 2015, the Compensation Committee determined that Pepco Holdings, Inc., Wisconsin Energy Corporation, Integrys Energy Group (which merged with Wisconsin Energy Corporation to form WEC Energy Group, Inc.), TECO Energy Inc., and OGE Energy Corp. should be removed from the peer group.  These actions are consistent with the Compensation Committee's past decisions to adjust the peer group to account for the impact of mergers and acquisitions and changes in market capitalization.  The Compensation Committee added NiSource Inc., WEC Energy Group, Inc. and Pinnacle West Capital Corporation to the peer group.

Alliant Energy Corporation	DTE Energy Company	PPL Corporation
Ameren Corporation	Edison International	Public Service Enterprise Group, Inc.
American Electric Power Co., Inc.	Entergy Corporation	SCANA Corp.
CenterPoint Energy, Inc.	FirstEnergy Corp.	Sempra Energy
CMS Energy Corp.	NiSource Inc.	WEC Energy Group, Inc.
Consolidated Edison, Inc.	PG&E Corporation	Xcel Energy Inc.
Dominion Resources, Inc.	Pinnacle West Capital Corporation

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

Mix of Compensation Elements.  Eversource Energy targets the mix of compensation for its Chief Executive Officer and the other Named Executive Officers so that the percentages of each compensation element are approximately equal to the competitive median market mix.  The mix is heavily weighted toward incentive compensation, and incentive compensation is heavily weighted toward long-term compensation.  Since the most senior positions have the greatest responsibility for implementing long-term business plans and strategies, a greater proportion of total compensation is based on performance with a long-term focus.

The Committee determines the compensation for each executive based on the relative authority, duties and responsibilities of the executive.  Eversource Energy's Chief Executive Officer's responsibilities for the strategic direction and daily operations and management of Eversource are greater than the duties and responsibilities of the other executives.  As a result, Eversource's Chief Executive Officer's compensation is higher than the compensation of the other executives.  Assisted by the compensation consultant, the Committee regularly reviews market compensation data for executive officer positions similar to those held by Eversource Energy's executives, including its Chief Executive Officer, and this market data continues to indicate that chief executive officers are paid significantly more than other executive officers.

The following table sets forth the contribution to 2015 Total Direct Compensation (TDC) of each element of compensation, at target, reflected as a percentage of TDC, for the Named Executive Officers.  The percentages shown in this table are at target and therefore do not correspond to the amounts appearing in the Summary Compensation Table.

	Percentage of TDC at Target
			Long-Term Incentives
	Base	Annual	Performance
Named Executive Officer	Salary	Incentive (1)	Units (1)	RSUs (2)	TDC
Thomas J. May	15	17	34	34	100
James J. Judge	29	19	26	26	100
Werner J. Schweiger	29	19	26	26	100
David R. McHale	29	19	26	26	100
Gregory B. Butler	30	20	25	25	100
NEO average, excluding CEO	29	19	26	26	100

(1)

The annual incentive compensation element and performance shares under the long-term incentive compensation element are performance-based.

(2)

Restricted Share Units (RSUs) vest over three years contingent upon continued employment.

Risk Analysis of Executive Compensation Program. The overall compensation program includes a mix of compensation elements ranging from a fixed base salary that is risk-neutral to annual and long-term incentive compensation programs intended to motivate officers and eligible employees to achieve individual and corporate performance goals that reflect an appropriate level of risk.  The fundamental objective of the compensation program is to foster the continued growth and success of the business.  The design and implementation of the overall compensation program provides the Committee with opportunities throughout the year to assess risks within the compensation program that may have a material effect on Eversource Energy and its shareholders.

In 2015, the Compensation Committee assessed the risks associated with the executive compensation program by reviewing the various elements of incentive compensation.  The annual incentive program was designed to ensure an appropriate balance between individual and corporate goals, which were deemed appropriate and supportive of Eversource Energy's annual business plan. Similarly, the long-term incentive program was designed to ensure that the performance metrics were properly weighted and supportive of Eversource Energy's strategic plan.  The Committee reviewed the overall compensation program in the context of the annual operating and strategic plans, which were both previously subject to Enterprise Risk Management review.

The annual and long-term incentive programs were designed to ensure that mechanisms exist to mitigate risk.  These mechanisms include realistic goal setting and discretion with respect to actual payments in addition to:

•

a mix of annual and long-term performance awards to provide an appropriate balance of short- and long-term risk and reward horizon;

•

a variety of performance metrics including financial, operational, customer service and safety goals for annual performance awards to avoid excessive focus on a single measure of performance;

•

the primary use of metrics in Eversource Energy's long-term incentive compensation that use recurring earnings per share and total shareholder return, which are both robust measures of shareholder value that reduce the risk that employees might be encouraged to pursue other objectives that increase risk or reduce financial performance;

•

clawback provision on incentive compensation; and

•

stock ownership requirements for certain executives, including Eversource Energy's Named Executive Officers, and prohibitions on hedging, pledging and other derivative transactions related to Eversource Energy common shares.

Based on these factors, the Compensation Committee and the Eversource Energy Board of Trustees believe the overall compensation program risks are mitigated to reduce overall compensation risk.

Results of Eversource Energy's 2015 Say-on-Pay Vote.  Eversource Energy provides its shareholders with the required opportunity to cast an annual advisory vote on executive compensation (a "Say-on-Pay" proposal).  At the Eversource Energy Annual Meeting of Shareholders held on April 29, 2015, 92 percent of the votes cast on the Say-on-Pay proposal were voted to approve the 2014 compensation of the Eversource Energy Named Executive Officers, as described in Eversource Energy's 2015 proxy statement.  The Committee has and will continue to consider the outcome of Say-on-Pay votes when making future compensation decisions for the Named Executive Officers.

ELEMENTS OF 2015 COMPENSATION

Base Salary

Base salary is designed to attract and retain key executives by providing an element of total compensation at levels competitive with those of other executives employed by companies of similar size and complexity in the utility and general industries. In establishing base salary, the Compensation Committee relies on compensation data obtained from independent third-party surveys of companies and from an industry peer group to ensure that the compensation opportunities Eversource Energy offers are capable of attracting and retaining executives with the experience and talent required to achieve its strategic objectives.

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

In February 2015, the Committee adjusted the base salaries of the Named Executive Officers by 3 percent.  The Committee and independent Trustees also adjusted Mr. May's base salary by 3 percent.

Incentive Compensation

Annual incentive and long-term incentive compensation are provided under Eversource Energy's Incentive Plan, which was approved by its shareholders at the 2007 Annual Meeting of Shareholders and the material terms of performance goals of which were re-approved by its shareholders at its 2012 Annual Meeting of Shareholders.  The annual incentive program provides cash compensation intended to reward performance under Eversource Energy's annual operating plan.  The long-term stock-based incentive program is designed to reward demonstrated performance and leadership, motivate future performance, align the interests of the executives with those of Eversource Energy's shareholders, and retain the executives during the term of grants.  The annual and long-term programs are designed to strike a balance between Eversource Energy's short- and long-term objectives so that the programs work in tandem.

2015 ANNUAL INCENTIVE PROGRAM

In February 2015, the Committee established the terms of the 2015 Annual Incentive Program.  As part of the overall program, and after consulting with Pay Governance, the Committee set target award levels for each of the Named Executive Officers that ranged from 65 percent to 110 percent of base salary.  Target award levels under the Annual Incentive Program are expressed as a percentage of base salary.

At the February 2015 meeting, the Committee determined that for 2015 it would continue to base 70 percent of the annual incentive performance goals on Eversource Energy's overall financial performance and 30 percent of the annual performance goals on Eversource Energy's overall operational performance. The Committee also determined the specific goals to assess performance and that the individual goals would continue to be assessed using ratings ranging from 0 percent to 200 percent.  The Committee assigned weightings to each of these specific goals.  For the financial component, the earnings per share goal was weighted at 70 percent, the dividend growth goal was weighted at 20 percent and the credit rating goal was weighted at 10 percent.  For the operational component, the Committee determined that the combined service reliability and responsiveness goals would be weighted at 60 percent, the key corporate initiatives of operational efficiency and effectiveness, technology and customer experience goals would be weighted at 25 percent, and the combined safety ratings, gas service response and hiring goals would be weighted at 15 percent.

At the December 2015 meeting of the Committee, management provided an initial review of Eversource Energy's 2015 performance followed by an update at a second meeting in January 2016, at which time it continued its preliminary review of 2015 performance.  At the February 2, 2016 meeting, the Committee performed its final assessment of the performance goals, the additional accomplishments noted below under the caption "Additional Factors," and the overall performance of Eversource Energy. In addition to these meetings, the Committee was also provided updates during the year on corporate performance.  At the February 2016 meeting, the Committee determined, based on its assessment of the financial and operational performance goals, to set the level of achievement of combined financial and operational performance goals results at 158 percent of target, reflecting the overall strong performance of Eversource Energy and the executive team.  In arriving at this determination, the Committee determined that the financial performance goals result was 162 percent of target and the operational performance goals result was 148 percent of target.  The individual financial and operational performance goals results are as set forth below.  Eversource Energy's Chief Executive Officer recommended to the Committee payout levels for the executives (other than himself) based on his assessment of each executive's individual performance towards achievement of the performance goals and the additional accomplishments of Eversource Energy, together with each executive's contributions to the overall performance of Eversource Energy.  The awards determined by the Committee were also based on the same three-component criteria.

Financial Performance Goals Assessment

•

Eversource Energy's earnings per share in 2015 were $2.81, exclusive of merger related costs, exceeding the goal of $2.80, a 6 percent increase over 2014 and compared to long-term industry growth of 4 percent.  The earnings goal was exceeded despite much warmer weather over the later part of the year, through the accomplishment of a challenging operations and maintenance cost containment goal.  2015 operations and maintenance spending was less than budget and was accomplished while at the same time improving upon operating performance.  The Committee determined the earnings per share goal to have attained a 160 percent performance result.

•

Eversource Energy increased its dividend to $1.67 per share, a 6.4 percent increase from the prior year and twice the utility industry dividend growth of 3.2 percent.  The Committee determined this goal to have attained a 160 percent performance.

•

Eversource Energy's credit rating at Standard & Poor's was upgraded to "A" in April 2015.  This rating represents the highest holding company credit rating in the utility industry, and continues to provide the foundation for continued favorable financing opportunities during the year and in the future.  The industry average credit rating at Standard & Poor's is "BBB+."  The Committee determined this goal to have attained a 175 percent performance result.

Operational Performance Goals Assessment

•

Eversource Energy's total electric system operating performance was the best on record, surpassing 2014's then best on record performance.  Average months between interruptions in service equaled 16.6 months, at the high end of the performance zone established by the Committee of 14.4 to 16.9 months, and in the top quartile of industry peers.  System average restoration duration time equaled 71.6 minutes, significantly better than the range established by the Committee of 92.9 to 73.7 minutes and in the top quartile of industry peers.  These results continue to represent top quartile performance against industry peers.  The Committee determined these goals to have each attained a 175 percent performance result.

•

Eversource Energy successfully implemented a new model for its gas and electric operations, transforming the operations area through standardization across the three states in which it provides service.  In addition, Eversource Energy exceeded the goal of adding 11,000 new natural gas customers.  The Committee determined this goal to have attained a 150 percent performance result.

•

Eversource Energy completed several important technology projects on a timely basis, including successful implementation of an outage management system and new Human Resources system.  The Committee determined this goal to have attained a 100 percent performance result.

•

Eversource Energy successfully implemented the re-branding of its several legacy companies from six distinct brands to the single Eversource brand when it changed its holding company name to Eversource Energy.  Eversource Energy's customer satisfaction ratings declined however, as a result of high bills due to winter price spikes and technical issues coincident with the introduction of the new Eversource website.  The Committee determined this goal to have attained a 75 percent performance result.

•

On-time response to gas customer emergency calls was 99.1 percent, which met the goal of 99.1 percent.  The Committee determined this goal to have attained a 100 percent performance result.

•

Eversource Energy exceeded the safety performance goal of 1.4 Days Away or Restricted Time ("DART") per 1,000 employees; DART equaled 1.2 in 2015 and was a significant improvement in 2014.  The Committee determined this goal to have attained a 125 percent performance result.

•

Eversource Energy exceeded its goal that 34 percent of new hires and promotions within the supervisor and above management group be women or people of color.  The Committee determined this goal to have attained a 100 percent performance result.

2015 Annual Incentive Program Performance Assessments

Financial Performance Goals

Category	2015 Goal	Company Performance	Indicative Assessment
Earnings Per Share	$2.80 per share	Exceeded - $2.81 per share, a 6% increase over 2014, outperforming industry growth of approximately 4%	160%
Dividend Growth	Increase dividend $.10 to $1.67 per share	Achieved - Increased to $1.67 per share, a $.10 increase and 6.4% growth, significantly exceeding the industry growth of 3.2%	160%
Credit Rating	Maintain the Company's top tier Standard & Poor's (S&P) A- credit rating	Exceeded – S&P rating raised to A (with "Stable" Outlook), the highest holding company credit rating in the utility industry	175%
Weightings = Earnings Per Share – 70%; Dividend Growth – 20%; credit rating – 10%

Operational Performance Goals

Category	2015 Goal	Company Performance	Indicative Assessment
Reliability – Avg. Months Between Interruptions (MBI)	Achieve MBI of within 14.4 to 16.9 months	Exceeded: MBI 16.6; 8% better than 2014 and in top quartile of peers	175%
Average Restoration Duration (SAIDI)	Achieve SAIDI of 92.9 to 73.7 minutes	Exceeded: SAIDI 71.6 minutes; 13% better than 2014 and in top quartile of peers	175%
Safety Rate	1.4 DART	Exceeded: 1.2 DART 14% better than 2014	125%
Gas Service Response	99.1%	Achieved: 99.1% meeting all regulatory mandated targets	100%
New Hires and Promotions	34% hires of supervisor and above women/people of color	Achieved: 34.6%	100%
Operational Efficiency & Effectiveness	Transform Operations, continue standardization across the Company and grow the gas business	Exceeded: Successfully implemented new operating model while continuing top quartile reliability; Gas growth ahead of plan	150%
Technology	Implement transformational technology related projects (Core HR, OMS and Supply Chain)	Achieved: Successfully implemented Human Resources and Outage Management System projects; Payroll project in progress to be implemented in 2016, Supply Chain initiated and in service in 2017	100%
Customer Experience	Implement Eversource branding initiative, expand digital functionality for customers via new web tools and applications, and continue to improve customer satisfaction scores	Partially Achieved: Successfully implemented branding effort, customer satisfaction scores declined primarily as a result of high bills due to winter price spikes and technical issues with the new Eversource Energy website	75%

Performance Goals Assessment

Financial Performance (weighted 70%)	162%
Operational Performance (weighted 30%)	148%
Overall Performance	158%

Additional Factors

The following results were also considered by the Committee in making an assessment of overall financial and operational performance, but were not given specific weightings or assigned a specific performance assessment score:

•

Eversource Energy substantially decreased financial risk through effective regulatory outcomes in each of the three states that Eversource provides service.

•

Eversource Energy achieved significant progress in its Northern Pass Transmission project, receiving approval of a draft Environmental Impact Statement application from the U. S. Department of Energy, forming the Forward New Hampshire Plan, revising the route of the proposed transmission line, adding 52 miles of additional underground construction to the route, and having the filing of the siting application accepted by the New Hampshire Site Evaluation Committee.

•

Eversource Energy completed the formation of its partnership with Spectra Energy Corp and National Grid for the Access Northeast gas transmission and storage project and commenced seeking regulatory approvals at the Federal Energy Regulatory Commission.

•

Eversource Energy successfully completed its $1.9 billion capital plan to improve reliability and customer service.

Individual Performance Factors Considered by the Committee

The goal of the Committee for 2015 was to provide incentives Eversource Energy executives to work together as a highly effective, integrated team to achieve or exceed the financial, operational, customer and process integration goals and objectives.  The Committee based the annual incentive payments on team performance and also on the Committee's assessment of each executive's individual performance in supporting the performance goals, additional achievements and overall Company performance.  The Committee assessed the performance of Eversource Energy's Chief Executive Officer and, based on the recommendations of the Chief Executive Officer, assessed the performance of the Named Executive Officers, to determine the individual incentive payments as disclosed in the Summary Compensation Table.  Based on the Committee's review, which included its assessment of the performance goals, the significant other accomplishments of Eversource Energy and the Named Executive Officers, and the overall performance of Eversource Energy and each of the Named Executive Officers, considered in its totality by the Committee to have been excellent, the Committee approved annual incentive program payments for the Named Executive Officers at levels that ranged from 159 percent to

176 percent of target.  These payments reflected the individual and team contributions of Mr. May, Mr. Judge, Mr. Schweiger, Mr. McHale and Mr. Butler in achieving the goals and the additional accomplishments and the overall performance of the Company.

In determining Mr. May's annual incentive payment of $2,400,000, which was 176 percent of target, and which reflects his and Eversource Energy's continued strong performance, the Committee and the Board considered the totality of Eversource's success in accomplishing the goals set by the Committee, the additional accomplishments of Eversource Energy, and Mr. May's strategic leadership of Eversource Energy.

2015 Annual Incentive Program Awards
Named Executive Officer	Award
Thomas J. May	$2,400,000
James J. Judge	$690,000
Werner J. Schweiger	$680,000
David R. McHale	$630,000
Gregory B. Butler	$525,000

Long-Term Incentive Program

General

The long-term incentive program is intended to focus on Eversource Energy's longer-term strategic goals and to help retain executives.  A new three-year program commences every year.  For the 2015 – 2017 Long-Term Incentive Program, each grant consisted of 50 percent Eversource Energy restricted share units (RSUs) and 50 percent performance shares.  RSUs are designed to provide executives with an incentive to increase the value of Company common shares in alignment with shareholder interests, while also serving as a retention component for executive talent.  Performance shares are designed to reward achievement as measured against pre-established performance measures.  Eversource Energy believes these compensation elements create a focus on continued company and Eversource Energy share price growth to further align the interests of the executives with the interests of Eversource Energy's shareholders.

Restricted Share Units (RSUs)

General

Each RSU granted under the long-term incentive program entitles the holder to receive one Eversource Energy common share at the time of vesting.  All RSUs granted under the long-term incentive program vest in equal annual installments over three years.  RSU holders are eligible to receive reinvested dividend units on outstanding RSUs held by them to the same extent that dividends are declared and paid on Eversource Energy common shares.  Reinvested dividend equivalents are accounted for as additional RSUs that accrue and are distributed with the common shares issued upon vesting of the underlying RSUs.  Common shares, including any additional common shares in respect of reinvested dividend equivalents, are not issued for any RSUs that do not vest.

The Committee determined RSU grants for each officer participating in the long-term incentive program.  RSU grants are based on a percentage of annualized base salary at the time of the grant and measured in dollars.  In 2015, the percentage used for each executive officer was based on the executive officer's position in Eversource Energy and ranged from 90 percent to 225 percent of base salary.  The Committee reserves the right to increase or decrease the RSU grant from target for each officer under special circumstances.  Based on input from Eversource Energy's Chief Executive Officer, the Committee determined the final RSU grants for each of the other executive officers, including the other Named Executive Officers.

All RSUs are granted on the date of the Committee meeting at which they are approved. RSU grants are subsequently converted from dollars into common share equivalents by dividing the value of each grant by the average closing price for Eversource Energy common shares over the ten trading days prior to the date of the grant.

RSU Grants under the 2015 – 2017 Program

Under the 2015 – 2017 Program, RSU grants totaled approximately $8,485,659 for the 52 officers participating in the program.  Dividing the final RSU grant total by $55.79, the average closing price of Eversource Energy common shares over the ten trading days prior to the date of grant, resulted in an aggregate of 152,100 RSUs.  The following RSU grants at 100 percent of target were approved:

Named Executive Officer	RSUs Awarded
Thomas J. May	50,100
James J. Judge	9,800
Werner J. Schweiger	9,700
David R. McHale	9,800
Gregory B. Butler	6,900

RSU Grants under the 2014 – 2016 Program

Under the 2014 – 2016 Program, RSU grants totaled approximately $7,741,835 for the 49 officers participating in the program.  Dividing the final RSU grant total by $43.13, the average closing price of Eversource Energy common shares over the ten trading days prior to the date of grant, resulted in an aggregate of 179,500 RSUs.  The following RSU grants at 100 percent of target were approved:

Named Executive Officer	RSUs Awarded
Thomas J. May	55,900
James J. Judge	12,400
Werner J. Schweiger	8,700
David R. McHale	12,400
Gregory B. Butler	8,600

RSU Grants under the 2013 – 2015 Program

Under the 2013 – 2015 Program, RSU grants totaled approximately $7,057,248 for the 44 officers participating in the program.  Dividing the final RSU grant total by $39.36, the average closing price of Eversource Energy common shares over the ten trading days prior to the date of grant, resulted in an aggregate of 179,300 RSUs.  The following RSU grants at 100 percent of target were approved:

Named Executive Officer	RSUs Awarded
Thomas J. May	52,000
James J. Judge	13,100
Werner J. Schweiger	9,300
David R. McHale	13,100
Gregory B. Butler	9,100

Performance Share Grants

General

Performance Shares are designed to reward future financial performance, measured by long-term earnings growth and above-average total shareholder returns, therefore aligning compensation with performance.

Performance Shares under the 2015 – 2017 Program

For the 2015 – 2017 Program, the Committee continued to use: (i) average diluted earnings per share growth adjusted for certain non-recurring items ("EPSG"); and (ii) relative total shareholder return ("TSR") measured against the performance of companies that comprise the EEI Index.  As in 2013 and 2014, the Committee selected EPSG and TSR as performance measures because the Committee believes that they are generally recognized as the best indicators of overall corporate performance.   Further, the Committee considers it a best practice to use a combination of relative and absolute metrics, with EPS growth serving as a key input to shareholder value and TSR serving as the output.

The number of Performance Shares awarded at the end of the three-year period ranges from 0 percent to 200 percent of target, depending on EPSG and relative TSR performance as set forth in the performance matrix below.  Performance Share grants are based on a percentage of annualized base salary at the time of the grant and measured in dollars.  The target number of shares under the 2015 – 2017 Program ranged from 90 percent to 225 percent of base salary.  For the 2015-2017 Program, EPSG ranges from 0 percent to 9 percent, while TSR ranges from below the 10th percentile to above the 90th percentile.  The Committee determined that payout at 100 percent of target should be challenging but achievable.  As a result, vesting at 100 percent of target occurs at various combinations of EPSG and TSR performance.  In addition, the value of any performance shares that actually vest may increase or decrease over the vesting period based on the Eversource Energy's share price performance.  The number of performance shares granted at target were as follows:

2015 – 2017 Long-Term Incentive Program Performance Share Grants at Target
Named Executive Officer	Performance Share Grant
Thomas J. May	50,100
James J. Judge	9,800
Werner J. Schweiger	9,700
David R. McHale	9,800
Gregory B. Butler	6,900

The performance matrix set forth below describes how the Performance Share payout will be determined under the 2015 – 2017 Long-Term Incentive Program.  Three-year average EPSG is cross-referenced with the actual three-year TSR percentile to determine actual performance share payout as a percentage of target:

2015 – 2017 Long-Term Incentive Program Performance Share Potential Payout
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

Performance Shares under the 2014 – 2016 Program

For the 2014 – 2016 Program, the Committee determined to use: (i) EPSG adjusted for certain non-recurring items; and (ii) TSR measured against the performance of companies that comprise the EEI Index.  As in 2013, the Committee selected EPSG and TSR as performance measures because the Committee believes that they are generally recognized as the best indicators of overall corporate performance.  Further, the Committee considers it a best practice to use a combination of relative and absolute metrics, with EPS growth serving as a key input to shareholder value and TSR serving as the output.

The number of Performance Shares awarded at the end of the three-year period ranges from 0 percent to 200 percent of target, depending on EPSG and relative TSR performance, using the same matrix as the 2015 – 2017 Program noted above.  Performance Share grants are based on a percentage of annualized base salary at the time of the grant and measured in dollars.  The target number of shares under the 2014 – 2016 program ranged from 75 percent to 200 percent of base salary.  For the 2014 - 2016 Program, EPSG ranges from 0 percent to 9 percent, while TSR ranges from below the 10th percentile to above the 90th percentile.  The Committee determined that payout at 100 percent of target should be challenging but achievable.  As a result, vesting at 100 percent of target occurs at various combinations of EPSG and TSR performance.  In addition, the value of any performance shares that actually vest may increase or decrease over the vesting period based on Eversource Energy's share price performance.  The number of performance shares granted at target were as follows:

2014 – 2016 Long-Term Incentive Program Performance Share Grants at Target
Named Executive Officer	Performance Share Grant
Thomas J. May	55,900
James J. Judge	12,400
Werner J. Schweiger	8,700
David R. McHale	12,400
Gregory B. Butler	8,600

Results of the 2013 – 2015 Performance Plan

The 2013 – 2015 Program was completed as of December 31, 2015.  The actual performance level achieved under the Program was a three-year average adjusted EPS growth of 7.2 percent and a three-year total shareholder return at the 42nd percentile, which when interpolated in accordance with the criteria established by the Committee in 2013, resulted in vesting performance share units at 114 percent of target.  This determination was made in accordance with the performance criteria as approved by the Committee at the commencement of the performance period.  At its February 2, 2016 meeting, the Committee confirmed that the actual results achieved were calculated in accordance with performance targets established, and it considered all non-recurring items in determining that the adjusted EPS were in accordance with the plan documents. The number of Performance Shares awarded to the Named Executive Officers follows:

2013 – 2015 Long-Term Incentive Program Performance Share Award
Named Executive Officer	Performance Shares Awarded
Thomas J. May	65,603
James J. Judge	16,527
Werner J. Schweiger	11,733
David R. McHale	16,527
Gregory B. Butler	11,481

The performance matrix set forth below describes how the Performance Share payout was determined under the 2013 – 2015 Long-Term Incentive Program.  Three-year average EPSG was cross-referenced with the actual three-year TSR percentile to determine actual performance share payout as a percentage of target:

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

CLAWBACKS

If Eversource Energy's earnings were to be restated as a result of noncompliance with accounting rules caused by fraud or misconduct, Eversource Energy would require its executives to provide reimbursements for certain incentive compensation received by each of them.  To the extent that reimbursement were not required under SEC rules or NYSE listing standards, the Eversource Energy Incentive Plan would require any employee whose misconduct or fraud caused such restatement, as determined by the Board of Trustees, to provide reimbursements for any incentive compensation received by him or her.

In addition, once final rules are adopted by the SEC regarding any additional clawback requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act, Eversource Energy will review the clawback policy and compensation plans and amend them as necessary to comply with the new mandates.

NO HEDGING AND NO PLEDGING POLICY

Eversource Energy has adopted a policy prohibiting the purchase of financial instruments or otherwise entering into transactions designed to have the effect of hedging or offsetting any decrease in the value of Eversource Energy common shares by its Trustees and executive officers.  This policy also prohibits all pledging, derivative transactions of short sales involving Eversource Energy common shares or the holding of any common shares in a margin account.

SHARE OWNERSHIP GUIDELINES/HOLDING PERIODS

The Committee has approved share ownership guidelines to further emphasize the importance of share ownership by Eversource Energy officers.  As indicated in the table below, the guidelines call for the Eversource Energy Chief Executive Officer to own common shares equal to six times base salary, executive vice presidents and senior vice presidents to own a number of common shares equal to three times base salary and all other officers to own a number of common shares equal to one to two times base salary.

Executive Officer	Base Salary Multiple
Chief Executive Officer	6
Executive Vice Presidents / Senior Vice Presidents	3
Operating Company Presidents	2
Vice Presidents	1 – 1.5

Eversource Energy requires that its officers attain these ownership levels within five years.  All of its officers, including the Named Executive Officers, have satisfied the share ownership guidelines or are expected to satisfy them within the applicable timeframe.  Common shares, whether held of record, in street name, or in individual 401(k) accounts, and RSUs satisfy the guidelines.  Unexercised stock options and unvested performance shares do not count toward the ownership guidelines.  In addition to the share ownership guidelines requirements noted above, all officers must hold all the net shares awarded under Eversource Energy's stock compensation plan until the share ownership guidelines requirements have been met.

OTHER

Retirement Benefits

Eversource Energy provides a qualified defined benefit pension program for certain officers, which is a final average pay program subject to tax code limits.  Because of such limits, Eversource Energy also maintain a supplemental non-qualified pension program. Benefits are based on base salary and certain incentive payments, which is consistent with the goal of providing a retirement benefit that replaces a percentage of pre-retirement income.  The supplemental program makes up for benefits barred by tax code limits, and generally provides (together with the qualified pension program) benefits equal to approximately 60 percent of pre-retirement compensation (subject to certain reductions) for Messrs. May, Judge and Schweiger, and approximately 50 percent of such compensation for Mr. McHale.  The supplemental program has been discontinued for newly-elected officers.

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

401(k) Benefits

Eversource Energy offers a qualified 401(k) program for all employees, including executives, subject to tax code limits.  After applying these limits, the program provides a maximum match of up to $10,600 for Messrs. May, Judge and Schweiger, which is equal to 50 percent of the first 8 percent of eligible base salary and annual cash incentive.  For Messrs. McHale and Butler, Eversource Energy provides a maximum match of up to $7,950, which is equal to 3 percent of eligible base salary and annual cash incentive.

Deferred Compensation

Eversource Energy offers a non-qualified deferred compensation program for its executives.  In 2015, the program allowed deferral of up to 100 percent of base salary, annual incentives and long-term incentive awards.  The program allows participants to select investment measures for deferrals based on an array of deemed investment options (including certain mutual funds and publicly traded securities).

See the Non-Qualified Deferred Compensation Table and accompanying notes for additional details on the above program.

Perquisites

Eversource Energy provides executives with limited financial planning, vehicle leasing and access to tickets to sporting events, perquisites that Eversource Energy believes are consistent with peer companies.  The current level of perquisites does not factor into decisions on total compensation.

Contractual Agreements

Eversource Energy maintains contractual agreements with all of the Named Executive Officers that provide for potential compensation in the event of certain terminations following a Change of Control.  Eversource Energy believes these agreements are necessary to attract and retain high quality executives and to ensure executive focus on Eversource Energy business during the period leading up to a potential Change of Control.  The agreements are "double-trigger" agreements that provide executives with compensation in the event of a Change of Control, while still providing an incentive to remain employed with Eversource Energy for the transition period that follows.

Under the agreements, certain compensation is generally payable if, during the applicable change of control period, the executive is involuntarily terminated (other than for cause) or voluntarily terminates employment for "good reason."  These agreements are described more fully below under "Potential Payments upon Termination or Change of Control."

TAX AND ACCOUNTING CONSIDERATIONS

Eversource Energy's incentive plan was approved by shareholders and permits annual incentive and performance share awards intended to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code.  However, Eversource Energy believes that the availability of a tax deduction for forms of compensation is secondary to the goal of providing market-based compensation to attract and retain highly qualified executives.

Eversource Energy has adopted the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, Compensation-Stock Compensation.  In general, Eversource Energy and the Committee do not consider accounting considerations in structuring compensation arrangements.

EQUITY GRANT PRACTICES

Equity awards noted in the compensation tables are made at the February meeting of the Compensation Committee (subject to the further approval of the independent members of Eversource Energy's Board of Trustees of the Chief Executive Officer's award) when the Committee also determines base salary, annual and long-term incentive compensation targets and annual incentive awards. The date of this meeting is chosen several months in advance, and therefore awards are not coordinated with the release of material non-public information.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid or earned in 2015 by CL&P's principal executive officer (Mr. Schweiger), principal financial officer (Mr. Judge) and the three most highly compensated executive officers other than the principal executive officers and principal financial officer serving on December 31, 2015 (Messrs. May, McHale, and Butler), determined in accordance with the applicable SEC disclosure rules (collectively, the Named Executive Officers).  As explained in the footnotes below, the amounts reflect the economic benefit to each Named Executive Officer of the compensation item paid or accrued on his behalf for the fiscal year ended December 31, 2015.  The compensation shown for each Named Executive Officer was for all services in all capacities to Eversource Energy and its subsidiaries.  All salaries, annual incentive amounts and long-term incentive amounts shown for each Named Executive Officer were paid for all services rendered to Eversource Energy and its subsidiaries, including CL&P, in all capacities.

					Change in
					Pension
					Value
					and Non-
					Qualified
			Stock	Non-Equity	Deferred	All Other
Name and		Salary	Awards	Incentive Plan	Earnings	Compensation	Total
Principal Position	Year	($) (2)	($) (3)	($) (4)	($) (5)	($) (6)	($)
Thomas J. May	2015	1,232,250	5,805,087	2,400,000	165,239	82,260	9,684,836
President and Chief	2014	1,196,325	5,276,401	2,250,000	182,787	75,004	8,980,517
Executive Officer of	2013	1,161,250	4,263,480	2,125,000	—	111,269	7,660,999
Eversource Energy;
Chairman of CL&P
James J. Judge	2015	605,650	1,135,526	690,000	895,929	20,672	3,347,777
Executive Vice President	2014	587,975	1,170,436	660,000	1,587,879	20,346	4,026,636
and Chief Financial	2013	570,750	1,074,069	650,000	111,279	20,886	2,426,984
Officer of Eversource
Energy and CL&P
Werner J. Schweiger (1)	2015	600,000	1,123,939	680,000	746,734	21,135	3,171,808
Executive Vice President	2014	538,950	821,193	600,000	1,174,893	205,073	3,340,109
and Chief Operating
Officer of Eversource
Energy and CEO of
CL&P
David R. McHale	2015	605,308	1,135,526	630,000	252,131	14,987	2,637,952
Executive Vice President	2014	587,643	1,170,436	660,000	2,136,933	10,348	4,565,360
and Chief Administrative	2013	570,147	1,074,069	650,000	—	22,104	2,316,320
Officer of Eversource
Energy and CL&P
Gregory B. Butler	2015	474,992	799,503	525,000	242,980	12,886	2,055,361
Senior Vice President	2014	457,736	811,754	515,000	1,274,208	12,800	3,071,498
and General Counsel of	2013	444,423	746,109	505,000	—	12,650	1,708,182
Eversource Energy and
CL&P

(1)

Mr. Schweiger was elected Chief Executive Officer of CL&P effective August 11, 2014.  He did not meet the requirements for inclusion in the Summary Compensation Table and was not a Named Executive Officer in 2013.  Mr. Schweiger was elected Executive Vice President and Chief Operating Officer of Eversource Energy effective September 2, 2014.

(2)

Includes amounts deferred in 2015 under the deferred compensation program for Mr. McHale: $12,106.  For more information, see the Executive Contributions in the Last Fiscal Year column of the Non-Qualified Deferred Compensation Plans Table.

(3)

Reflects the aggregate grant date fair value of restricted share units (RSUs) and performance shares granted in each fiscal year, calculated in accordance with FASB ASC Topic 718.

In 2015 and 2014 for each Named Executive Officer, RSUs were granted as long-term compensation that vest in equal annual installments over three years.  RSU holders are eligible to receive dividend equivalent units on outstanding RSUs held by them to the same extent that dividends are declared and paid on Eversource Energy common shares. Dividend equivalent units are accounted for as additional common shares that accrue and are distributed simultaneously with the common shares issued upon vesting of the underlying RSUs.

In 2015, each of the Named Executive Officers was granted performance shares as long-term incentive compensation.  These performance shares will vest on December 31, 2017 based on the extent to which the two performance conditions described in the Compensation Discussion and Analysis are achieved.  The grant date values for the performance shares, assuming achievement of the highest level of both performance conditions, are as follows:  Mr. May: $4,401,786; Mr. Judge: $861,028; Mr. Schweiger:  $852,242; Mr. McHale: $861,028; and Mr. Butler: $606,234.

(4)

Includes payments to the Named Executive Officers under the 2015 Annual Incentive Program (Mr. May:  $2,400,000; Mr. Judge: $690,000; Mr. Schweiger:  $680,000; Mr. McHale: $630,000; and Mr. Butler: $525,000).

(5)

Includes the actuarial increase in the present value from December 31, 2014 to December 31, 2015, of the Named Executive Officer's accumulated benefits under all of Eversource Energy's defined benefit pension program and agreements determined using interest rate and mortality rate assumptions consistent with those appearing under the caption entitled "Management's Discussion and Analysis and Results of Operations" in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  The Named Executive Officer may not be fully vested in such amounts.  More information on this topic is set forth with respect to the Pension Benefits table, appearing further below.  There were no above-market earnings in deferred compensation value during 2015, as the terms of the Deferred Compensation Plan provide for market-based investments, including Company Common Shares.  In 2013, the change in pension value for each of Messrs. May, McHale and Butler was a negative amount.

(6)

Includes matching contributions allocated by us to the accounts of Named Executive Officers under the 401k plan as follows:  $10,600 for each of Messrs. May, Judge and Schweiger, and $7,950 for each of Messrs. McHale and Butler.  For Mr. May, the value shown includes $54,906 attributable to a previously granted $6,155 million present value life insurance benefit, financial planning services valued at $9,500 and $7,254 paid by the Company for Company-leased vehicles.  For Mr. Judge, the value shown includes financial planning services valued at $5,000 and $5,072 paid by the Company for Company-leased vehicles.  For Mr. Schweiger, the value shown includes financial planning services valued at $5,000, and $5,535 paid by the Company for company-leased vehicles.  None of the other Named Executive Officers received perquisites valued in the aggregate in excess of $10,000.

GRANTS OF PLAN-BASED AWARDS DURING 2015

The Grants of Plan-Based Awards Table provides information on the range of potential payouts under all incentive plan awards during the fiscal year ended December 31, 2015.  The table also discloses the underlying equity awards and the grant date for equity-based awards.  Eversource Energy has not granted any stock options since 2002.

								All Other
								Stock	Grant
								Awards:	Date Fair
								Number of	Value of
		Estimated Future Payouts Under			Estimated Future Payouts Under			Shares	Stock and
		Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards (1)			of Stock	Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Awards
Name	Date	($)	($)	($)	($)	(#)	(#)	(#) (2)	($) (3)
Thomas J. May
Annual Incentive (4)	02/03/2015	682,500	1,365,000	2,730,000	—	—	—	—	—
Long-Term Incentive (5)	02/03/2015	—	—	—	—	50,100	100,200	50,100	5,805,087
James J. Judge
Annual Incentive (4)	02/03/2015	198,500	397,000	794,000	—	—	—	—	—
Long-Term Incentive (5)	02/03/2015	—	—	—	—	9,800	19,600	9,800	1,135,526
Werner J. Schweiger
Annual Incentive (4)	02/03/2015	195,000	390,000	780,000	—	—	—	—	—
Long-Term Incentive (5)	02/03/2015	—	—	—	—	9,700	19,400	9,700	1,123,939
David R. McHale
Annual Incentive (4)	02/03/2015	198,500	397,000	794,000	—	—	—	—	—
Long-Term Incentive (5)	02/03/2015	—	—	—	—	9,800	19,600	9,800	1,135,526
Gregory B. Butler
Annual Incentive (4)	02/03/2015	156,000	312,000	624,000	—	—	—	—	—
Long-Term Incentive (5)	02/03/2015	—	—	—	—	6,900	13,800	6,900	799,503

(1)

Reflects the number of performance shares granted to each of the Named Executive Officers on February 3, 2015 under the 2015 – 2017 Long-Term Incentive Program.  Performance shares were granted subject to a three-year Performance Period that ends on December 31, 2017.  At the end of the Performance Period, common shares will be awarded based on actual performance as a percentage of target, subject to reduction for applicable withholding taxes.  Holders of performance shares are eligible to receive dividend equivalent units on outstanding performance shares held by them to the same extent that dividends are declared and paid on Eversource Energy common shares.  Dividend equivalent units are accounted for as additional common shares that accrue and are distributed simultaneously with the common shares underlying the performance shares.  The Annual Incentive Plan does not include an equity component.

(2)

Reflects the number of RSUs granted to each of the Named Executive Officers on February 3, 2015 under the 2015 – 2017 Long-Term Incentive Program.  RSUs vest in equal installments on February 3, 2016, 2017 and 2018. Eversource Energy will distribute common shares with respect to vested RSUs on a one-for-one basis following vesting, after reduction for applicable withholding taxes.  Holders of RSUs are eligible to receive dividend equivalent units on outstanding RSUs held by them to the same extent that dividends are declared and paid on Eversource Energy common shares.  Dividend equivalent units are accounted for as additional common shares that accrue and are distributed simultaneously with the common shares distributed in respect of the underlying RSUs.

(3)

Reflects the grant-date fair value, determined in accordance with FASB ASC Topic 718, of RSUs and performance shares granted to the Named Executive Officers on February 3, 2015 under the 2015 – 2017 Long-Term Incentive Program.

(4)

Amounts reflect the range of potential payouts, if any, under the 2015 Annual Incentive Program for each Named Executive Officer, as described in the Compensation Discussion and Analysis.  The payment in 2016 for performance in 2015 is set forth in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.  The threshold payment under the Annual Incentive Program is 50 percent of target.

(5)

Reflects the range of potential payouts, if any, pursuant to performance share awards under the 2015 – 2017 Long-Term Incentive Program, as described in the Compensation Discussion and Analysis.

EQUITY GRANTS OUTSTANDING AT DECEMBER 31, 2015

The following table sets forth option and RSU grants outstanding at the end of the fiscal year ended December 31, 2015 for each of the Named Executive Officers.  All outstanding options were fully vested as of April 10, 2012.

	Option Awards (1)			Stock Awards (2)
							Equity Incentive
						Equity Incentive	Plan Awards:
						Plan Awards:	Market or Payout
	Number of			Number of	Market Value	Number of	Value of
	Securities			Shares or	of Shares or	Unearned	Unearned
	Underlying			Units of	Units of	Shares, Units or	Shares, Units or
	Unexercised	Option		Stock that	Stock that	Other Rights	Other Rights
	Options	Exercise	Option	have not	have not	That Have Not	That Have Not
	Exercisable	Price	Expiration	Vested	Vested	Vested	Vested
Name	(#)	($)	Date	(#) (3)	($) (4)	(#) (5)	($) (6)
Thomas J. May	—	—	—	110,841	5,660,627	169,123	8,637,112
James J. Judge	—	—	—	23,806	1,215,799	37,889	1,935,003
Werner J. Schweiger	47,232	28.1200	5/3/2017	—	—	—	—
	39,360	24.7400	1/24/2018	—	—	—	—
	48,544	25.9300	1/22/2019	—	—	—	—
	36,736	26.9000	1/28/2020	—	—	—	—
	—	—	—	19,664	1,004,226	29,625	1,512,957
David R. McHale	—	—	—	23,806	1,215,799	37,889	1,935,003
Gregory B. Butler	—	—	—	16,624	848,990	26,401	1,348,292

(1)

Options held by Mr. May and Mr. Schweiger were granted by NSTAR before the Merger and assumed by us upon completion of the Merger.

(2)

Awards and market values of awards appearing in the table and the accompanying notes have been rounded to whole units.

(3)

A total of 100,309 unvested RSUs vested after January 1 and on or before February 15, 2016 (Mr. May: 56,375 and Mr. Judge: 12,629; Mr. Schweiger:  9,875; Mr. McHale: 12,629; and Mr. Butler: 8,801).  A total of 64,677 unvested RSUs will vest on February 3, 2017 (Mr. May: 37,193; Mr. Judge: 7,798; Mr. Schweiger:  6,444; Mr. McHale: 7,798; and Mr. Butler: 5,444).  A total of 29,755 unvested RSUs will vest on February 3, 2018 (Mr. May: 17,273; Mr. Judge: 3,379; Mr. Schweiger: 3,345; Mr. McHale: 3,379; and Mr. Butler: 2,379).

(4)

The market value of RSUs is determined by multiplying the number of RSUs by $51.07, the closing price per share of common shares on December 31, 2015, the last trading day of the year.

(5)

Reflects the target payout level for performance shares granted under the 2013 – 2015 Program, the 2014 – 2016 Program and the 2015 – 2017 Program.

The performance shares payout for the 2013 – 2015 Program was based on actual performance equal to 114 percent of target as determined by the Compensation Committee at its February 2, 2016 meeting, subject to reduction for applicable withholding taxes (Mr. May: 65,603 shares; Mr. Judge: 16,527 shares; Mr. Schweiger: 11,733 shares; Mr. McHale: 16,527 shares and Mr. Butler: 11,481 shares).

The performance shares payout for 2014 – 2016 Program and the 2015 – 2017 Program will be based on actual performance as a percentage of target, subject to reduction for applicable withholding taxes. As described more fully under "Performance Shares" in the Compensation Discussion and Analysis and footnote (1) to the Grants of Plan- Based Awards table, performance shares will vest following a three-year performance period based on the extent to which the two performance conditions are achieved. Under the 2014 – 2016 Program, a total of 109,466 unearned performance shares (including accrued dividend equivalents) will vest as of December 31, 2016, assuming achievement of these conditions at a target level of performance: Mr. May: 59,757 shares; Mr. Judge: 13,256 shares; Mr. Schweiger: 9,300 shares; Mr. McHale: 13,256 shares; and Mr. Butler: 9,193 shares.

(6)

The market value is determined by multiplying the number of performance shares in the adjacent column by $51.07 the closing price of Eversource Energy common shares on December 31, 2015, the last trading day of the year.

OPTIONS EXERCISED AND STOCK VESTED IN 2015

The following table reports amounts realized on equity compensation during the fiscal year ended December 31, 2015. The Stock Awards columns report the vesting of RSU grants to the Named Executive Officers in 2015.

	Option Awards		Stock Awards
			Number of
			Shares
	Number of	Value Realized	Acquired on	Value Realized
	Shares Acquired	on Exercise	Vesting	on Vesting
Name	on Exercise	($) (1)	(#) (2)	($) (3)
Thomas J. May	174,496	4,265,467	73,839	3,939,539
James J. Judge	—	—	95,203	4,814,658
Werner J. Schweiger	—	—	83,278	4,211,054
David R. McHale	—	—	92,329	4,652,409
Gregory B. Butler	—	—	69,017	3,478,241

(1)

Represents the amounts realized upon option exercises, which is the difference between the option exercise price and the market price at the time of exercise.

(2)

Includes RSUs granted to the Named Executive Officers under the Eversource Energy long-term incentive programs, including dividend reinvestments, as follows:

Name	2012 Program	2013 Program	2014 Program	2015 Program
Thomas J. May	36,036	18,546	19,258	—
James J. Judge	8,360	4,672	4,272	—
Werner J. Schweiger	7,495	3,317	2,997	—
David R. McHale	8,934	4,672	4,272	—
Gregory B. Butler	6,972	3,245	2,962	—

Also includes retention awards consisting of a total of 277,657 RSUs that vested on April 10, 2015 (Mr. Judge: 77,899 RSUs; Mr. Schweiger: 69,469 RSUs; Mr. McHale: 74,451 RSUs; and Mr. Butler: 55,838 RSUs).  In connection with the Merger, in November 2010, Eversource Energy and NSTAR each established retention pools that were allocated to key employees, including certain executive officers, to help ensure their continued dedication to the company both before and after completion of the Merger.  Awards were in the form of RSUs that vested after three years of continuous service following completion of the Merger.  Awards granted to former NSTAR executive officers were assumed by us upon completion of the Merger.  Mr. May did not participate in this program.

In all cases, the distribution of common shares is reduced by that number of shares valued in an amount sufficient to satisfy tax withholding obligations, which amount is distributed in cash.

(3)

Values realized on vesting of RSUs granted under the 2012 – 2014 Program for Messrs. May, Judge and Schweiger were based on $55.80 per share, the closing price of Eversource Energy common shares on January 26, 2015.  Values realized on vesting of RSUs granted under the 2012 – 2014 Program for Messrs. McHale and Butler were based on $53.34 per share, the closing price of Eversource Energy common shares on February 25, 2015.  Values realized on vesting of RSUs granted under the 2013 – 2015 and 2014 – 2016 Programs were based on $51.02 per share, the closing price of Eversource Energy common shares on February 17, 2015.  Values realized on vesting of retention awards for Messrs. Judge, Schweiger, McHale and Butler were based on $49.46 per share, the closing price of Eversource Energy common shares on April 10, 2015.

PENSION BENEFITS IN 2015

The Pension Benefits Table shows the estimated present value of accumulated retirement benefits payable to each Named Executive Officer upon retirement based on the assumptions described below.  The table distinguishes between benefits available under the qualified pension program, the supplemental pension program, and any additional benefits available under contractual agreements.  See the narrative above in the Compensation Discussion and Analysis under the caption "OTHER- Retirement Benefits" and "CONTRACTUAL AGREEMENTS" for more detail on benefits under these plans and these agreements.

The values shown in the Pension Benefits Table for Messrs. May and Judge were calculated as of December 31, 2015 based on benefit payments in the form of a lump sum. For Mr. McHale, Eversource Energy assumed a payment of benefits in the form of a one-half spousal contingent annuitant option. The Compensation Committee and the Board of Trustees approved a resolution in February 2014 providing that the net present value of Mr. May's pension program benefit will be not less than the amount that represents the value of his earned pension program benefit as of December 31, 2012, the end of the year during which Mr. May reached retirement age. The retirement benefit equaled $23.05 million at that date. Such earned pension program benefit value could otherwise change in the future because of the reduction in mortality factors and potentially rising interest rates.

The values shown in this Table for the Named Executive Officers were based on benefit payments commencing at the earliest possible ages for retirement with unreduced benefits:  Mr. May: age 67, Mr. Judge: age 60, Mr. Schweiger: age 60, Mr. McHale: age 60, Mr. Butler: age 62.

In addition, Eversource Energy determined benefits under the qualified pension program using tax code limits in effect on December 31, 2015.  For Messrs. May, Judge and Schweiger, the values shown reflect actual 2015 salary and annual incentives earned in 2014 but paid in 2015 (per applicable supplemental program rules).  For Messrs. McHale and Butler, the values shown reflect actual 2015 salary and annual incentives earned in 2014 but paid in 2016 (per applicable supplemental program rules).

Eversource Energy determined the present value of benefits at retirement age using discount rates within a range of 4.21 to 4.6 percent under ASC 715-30 pension accounting for the 2015 fiscal year end measurement (as of December 31, 2015).  This present value assumes no pre-retirement mortality, turnover or disability.  However, for the postretirement period beginning at retirement age, Eversource Energy used the RP2014 Employee Table Projected Generationally with Scale MP2015.  This new mortality table (as published by the Society of Actuaries in 2014) and projection scale were used by the Eversource Pension Plan for year-end 2015 financial disclosure.  Additional assumptions appear under the caption entitled "Management's Discussion and Analysis and Results of Operations" in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Pension Benefits

		Number of	Present Value
		Years Credited	of Accumulation	During Last
Name	Plan Name	Service (#)	Benefit ($)	Fiscal Year ($)
Thomas J. May	Retirement Plan	39.5	2,316,012	—
	Supplemental Plan	20	5,742,975	—
	Supplemental Plan	39.5	15,343,975	—
James Judge	Retirement Plan	38.33	2,577,634	—
	Supplemental Plan	20	5,143,879	—
	Supplemental Plan	38.33	2,975,682	—
Werner J. Schweiger	Retirement Plan	13.83	410,358	—
	Supplemental Plan	13.3	4,344,197	—
	Supplemental Plan	13.83	1,349,183	—
David R. McHale	Retirement Plan	34.3	1,562,280	—
	Supplemental Plan	34.3	5,994,100
Gregory B. Butler	Retirement Plan	19	863,707	—
	Supplemental Plan	19	2,509,375	—

NONQUALIFIED DEFERRED COMPENSATION IN 2015

See the narrative above in the Compensation Discussion and Analysis under the caption "ELEMENTS OF 2015 COMPENSATION - OTHER- Deferred Compensation" for more detail on the Eversource Energy non-qualified deferred compensation program.

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings in	Withdrawals/	Balance at
	in Last FY	in Last FY	in Last FY	Distributions	Last FYE
Name	($) (1)	($)	($)	($)	($) (2)
Thomas J. May			(694,724)		55,938,452
James J. Judge			(54,437)		4,326,498
Werner J. Schweiger			(20,723)		13,762,011
David R. McHale	12,106		(1,665)		126,804
Gregory B. Butler			(150)		15,937

(1)

Includes deferrals under the Eversource Energy deferred compensation program.  Named Executive Officers who participate in this program are provided with a variety of investment opportunities, which the individual can modify and reallocate under the program terms.  Contributions by the Named Executive Officer are vested at all times.  The amounts reported in this column for each Named Executive Officer are reflected as compensation to such Named Executive Officer in the Summary Compensation Table.

(2)

Includes the total market value of deferred compensation program balances at December 31, 2015, plus the value of vested RSUs or other awards for which the distribution of common shares is currently deferred, based on $51.07, the closing price of Eversource Energy common shares on December 31, 2015, the last trading day of the year.  The aggregate balances reflect a significant level of earnings on previously earned and deferred compensation.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

Generally, a "change of control" means a change in ownership or control effected through (i) the acquisition of 20 percent or more of the combined voting power of common shares or other voting securities (30 percent for Messrs. May, Judge and Schweiger, excluding certain defined transactions), (ii) the acquisition of more than 50 percent of common shares excluding certain defined transactions (for Messrs. May, Judge and Schweiger), (iii) a change in the majority of Eversource Energy's Board of Trustees, unless approved by a majority of the incumbent Trustees, (iv) certain reorganizations, mergers or consolidations where substantially all of the persons who were the beneficial owners of the outstanding common shares immediately prior to such business combination do not beneficially own more than 50 percent of the voting power of the resulting business entity (excluding in certain cases defined transactions), and (v) complete liquidation or dissolution of the Company, or a sale or disposition of all or substantially all of the assets of Eversource Energy other than, for Messrs. McHale and Butler, to an entity with respect to which following completion of the transaction more than 50 percent of common shares or other voting securities is then owned by all or substantially all of the persons who were the beneficial owners of common shares and other voting securities immediately prior to such transaction.

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

The discussion and tables below show compensation payable to each Named Executive Officer, in the event of: (i) termination for cause; (ii) voluntary termination; (iii) involuntary not-for-cause termination; (iv) termination in the event of disability; (v) death; and (vi) termination following change of control.  The amounts shown assume that each termination was effective as of December 31, 2015, the last business day of the fiscal year.

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

See the section above captioned "PENSION BENEFITS IN 2015" for information about the pension program, supplemental program and other benefits, and the section captioned "NONQUALIFIED DEFERRED COMPENSATION IN 2015."

I.

Post-Employment Compensation:  Termination for Cause

	May	Judge	Schweiger	McHale	Butler
Type of Payment	($)	($)	($)	($)	($)
Incentive Programs
Annual Incentives	―	―	―	―	―
Performance Shares	―	―	―	―	―
RSUs	―	―	―	―	―
Pension and Deferred Compensation
Supplemental Plan	―	―	―	―	―
Special Retirement Benefit	―	―	―	―	―
Deferral Plan	―	―	―	―	―
Other Benefits
Health and Welfare Cash Value	―	―	―	―	―
Perquisites	―	―	―	―	―
Separation Payments
Excise Tax & Gross-Up	―	―	―	―	―
Separation Payment for Non-Compete Agreement	―	―	―	―	―
Separation Payment for Liquidated Damages	―	―	―	―	―
Total	—	—	―	—	—

II.

Post-Employment Compensation:  Voluntary Termination

	May	Judge	Schweiger	McHale	Butler
Type of Payment	($)	($)	($)	($)	($)
Incentive Programs
Annual Incentives (1)	2,400,000	690,000	680,000	630,000	525,000
Performance Shares (2)	8,637,112	1,364,243	1,013,050	1,364,243	948,806
RSUs (3)	5,440,093	591,219	462,276	591,219	412,029
Pension and Deferred Compensation
Supplemental Plan	―	―	―	―	―
Special Retirement Benefit	―	―	―	―	―
Deferral Plan	―	―	―	―	―
Other Benefits
Health and Welfare Benefits	―	―	―	―	―
Perquisites	―	―	―	―	―
Separation Payments
Excise Tax & Gross-Up	―	―	―	―	―
Separation Payment for Non-Compete Agreement	―	―	―	―	―
Separation Payment for Liquidated Damages	―	―	―	―	―
Total	16,477,205	2,645,462	2,155,326	2,585,462	1,885,835

(1)

Represents actual 2015 annual incentive awards, determined as described in the Compensation Discussion and Analysis.

(2)

For Mr. May:  Represents 100 percent of the performance share awards under each of the 2013 – 2015 Long-Term Incentive Program, the 2014 – 2016 Long-Term Incentive Program and the 2015 – 2017 Long-Term Incentive Program.  For Messrs. Judge, Schweiger, McHale and Butler: Represents 100 percent of the performance share awards under the 2013 – 2015 Long-Term Incentive Program, 67 percent of the performance share awards under the 2014 – 2016 Long-Term Incentive Program and 33 percent of the performance share awards under the 2015 – 2017 Long-Term Incentive Program.

(3)

Represents values of RSUs granted under the Eversource Energy long-term incentive programs that, at year-end 2015, were unvested under applicable vesting schedules.  Under these programs, RSUs vest pro rata based on credited service years and age at termination, and time worked during the vesting period.  The values were calculated by multiplying the number of RSUs by $51.07, the closing price of Eversource Energy common shares on December 31, 2015, the last trading day of the year.

III.

Post-Employment Compensation:  Involuntary Termination, Not for Cause

	May	Judge	Schweiger	McHale	Butler
Type of Payment	($)	($)	($)	($)	($)
Incentive Programs
Annual Incentives (1)	2,400,000	690,000	680,000	630,000	525,000
Performance Shares (2)	8,637,112	1,364,243	1,013,050	1,364,243	948,806
RSUs (3)	5,440,093	591,219	462,276	591,219	412,029
Pension and Deferred Compensation
Supplemental Plan	―	―	―	―	―
Special Retirement Benefit (4)	―	―	―	755,035	3,809,612
Deferral Plan	―	―	―	―	―
Other Benefits
Health and Welfare Benefits (5)	―	―	―	47,667	46,489
Perquisites (6)	―	―	―	10,000	10,000
Separation Payments
Excise Tax & Gross-Up	―	―	―	―	―
Separation Payment for Non-Compete Agreement (7)	―	―	―	1,006,665	792,000
Separation Payment for Liquidated Damages (8)	―	―	―	1,006,665	792,000
Total	16,477,205	2,645,462	2,155,326	5,411,494	7,335,936

(1)

Represents actual 2015 annual incentive awards, determined as described in the Compensation Discussion and Analysis.

(2)

For Mr. May:  Represents 100 percent of the performance share awards under each of the 2013 – 2015 Long-Term Incentive Program, the 2014 – 2016 Long-Term Incentive Program and the 2015 – 2017 Long-Term Incentive Program.  For Messrs. Judge, Schweiger, McHale and Butler: Represents 100 percent of the performance share awards under the 2013 – 2015 Long-Term Incentive Program, 67 percent of the performance share awards under the 2014 – 2016 Long-Term Incentive Program and 33 percent of the performance share awards under the 2015 – 2017 Long-Term Incentive Program.

(3)

Represents values of RSUs under the Eversource Energy long-term incentive programs that, at year-end 2015, were unvested under applicable vesting schedules.  Under these programs, RSUs vest pro rata based on credited service years and age at termination, and time worked during the vesting period.  The values were calculated by multiplying the number of RSUs by $51.07, the closing price of Eversource Energy common shares on December 31, 2015, the last trading day of the year.

(4)

Represents actuarial present values at year-end 2015 of amounts payable solely under employment agreements upon termination (which are in addition to amounts due under the pension program).  Agreements with Messrs. McHale and Butler provide for two years age and service credit under the supplemental program.

(5)

Represents estimated costs to Eversource Energy at year-end 2015 of providing post-employment health and welfare benefits beyond those available to non-executives upon involuntary termination.  The amounts reported in the table for Messrs. McHale and Butler represent (a) the value of two years employer contributions toward active health, long-term disability, and life insurance benefits, plus (b) a payment to offset any taxes thereon (gross-up).

(6)

Represents the cost to Eversource Energy of reimbursing Messrs. McHale and Butler for two years financial planning and tax preparation fees.

(7)

Represents consideration for agreements not to compete with Eversource Energy following termination.  Employment agreements with these executives provide for a lump-sum payment equal to the sum of their base salary plus annual incentive award.  These payments do not replace, offset or otherwise affect the calculation or payment of the annual incentive awards.

(8)

Represents severance payments in addition to any non-compete agreement payments described in the prior note.

IV.

Post-Employment Compensation:  Termination Upon Disability

	May	Judge	Schweiger	McHale	Butler
Type of Payment	($)	($)	($)	($)	($)
Incentive Programs
Annual Incentives (1)	2,400,000	690,000	680,000	630,000	525,000
Performance Shares (2)	8,637,112	1,364,243	1,013,050	1,364,243	948,806
RSUs (3)	5,440,093	591,219	462,276	591,219	412,029
Pension and Deferred Compensation
Supplemental Plan	―	―	―	―	―
Special Retirement Benefit	―	―	―	―	―
Deferral Plan	―	―	―	―	―
Other Benefits
Health and Welfare Benefits	―	―	―	―	―
Perquisites	―	―	―	―	―
Separation Payments
Excise Tax & Gross-Up	―	―	―	―	―
Separation Payment for Non-Compete Agreement	―	―	―	―	―
Separation Payment for Liquidated Damages	―	―	―	―	―
Total	16,477,205	2,645,462	2,155,326	2,585,462	1,885,835

(1)

Represents actual 2015 annual incentive awards, determined as described in the Compensation Discussion and Analysis.

(2)

For Mr. May:  Represents 100 percent of the performance share awards under each of the 2013 – 2015 Long-Term Incentive Program, the 2014 – 2016 Long-Term Incentive Program and the 2015 – 2017 Long-Term Incentive Program.  For Messrs. Judge, Schweiger, McHale and Butler: Represents 100 percent of the performance share awards under the 2013 – 2015 Long-Term Incentive Program, 67 percent of the performance share awards under the 2014 – 2016 Long-Term Incentive Program and 33 percent of the performance share awards under the 2015 – 2017 Long-Term Incentive Program.

(3)

Represents values of RSUs under the Eversource Energy long-term incentive programs that, at year-end 2015, were unvested under applicable vesting schedules.  Under these programs, upon termination due to disability, awards vest in full or on a prorated basis based on credited service years and age at termination, and time worked during the vesting period.  The values were calculated by multiplying the number of RSUs by $51.07, the closing price of Eversource Energy common shares on December 31, 2015, the last trading day of the year.

V.

Post-Employment Compensation:  Death

	May	Judge	Schweiger	McHale	Butler
Type of Payment	($)	($)	($)	($)	($)
Incentive Programs
Annual Incentives (1)	2,400,000	690,000	680,000	630,000	525,000
Performance Shares (2)	8,637,112	1,364,243	1,013,050	1,364,243	948,806
RSUs (3)	5,440,093	591,219	462,276	591,219	412,029
Pension and Deferred Compensation
Supplemental Plan	―	―	―	―
Special Retirement Benefit	―	―	―	―	―
Deferral Plan	―	―	―	―	―
Other Benefits
Health and Welfare Benefits	―	―	―	―	―
Perquisites	―	―	―	―	―
Separation Payments
Excise Tax & Gross-Up	―	―	―	―	―
Separation Payment for Non-Compete Agreement	―	―	―	―	―
Separation Payment for Liquidated Damages	―	―	―	―	―
Total	16,477,205	2,645,462	2,155,326	2,585,462	1,885,835

(1)

Represents actual 2015 annual incentive awards, determined as described in the Compensation Discussion and Analysis.

(2)

For Mr. May:  Represents 100 percent of the performance share awards under each of the 2013 – 2015 Long-Term Incentive Program, the 2014 – 2016 Long-Term Incentive Program and the 2015 – 2017 Long-Term Incentive Program.  For Messrs. Judge, Schweiger, McHale and Butler: Represents 100 percent of the performance share awards under the 2013 – 2015 Long-Term Incentive Program, 67 percent of the performance share awards under the 2014 – 2016 Long-Term Incentive Program and 33 percent of the performance share awards under the 2015 – 2017 Long-Term Incentive Program.

(3)

Represents values of RSUs under the Eversource Energy long-term incentive programs that, at year-end 2015, were unvested under applicable vesting schedules.  Under these programs, upon termination due to death, awards vest in full or are prorated based on credited service years and age at termination, and time worked during the vesting period.  The values were calculated by multiplying the number of RSUs by $51.07, the closing price of Eversource Energy common shares on December 31, 2015, the last trading day of the year.

Payments Made Upon a Change of Control

The agreements with Messrs. May, Judge, Schweiger, McHale and Butler include change of control benefits.  The agreements and the SSP are binding on Eversource Energy and on certain of its majority-owned subsidiaries.

Pursuant to the agreements and the SSP, if an involuntary non-"cause" termination of employment occurs following a change of control (see definition of "cause" above under the heading of "POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL"), or in the event of a voluntary termination for "good reason" (as described above under such heading), then the Named Executive Officers generally will receive the benefits listed below:

•

For Messrs. May, Judge and Schweiger, a lump sum severance payment of three-times (two-times for Messrs. McHale and Butler) the sum of the executive's base salary plus annual incentive award for the relevant year (Base Compensation), plus for Messrs. McHale and Butler consideration for two year non-compete and non-solicitation covenants in the form of a lump sum payment equal to Base Compensation;

•

Three years health benefits continuation;

•

For Messrs. McHale and Butler, three years additional age and service credit under the applicable supplemental pension program (or a lump sum payment equal to the value of such credit under that program and the pension program for Messrs. May and Judge);

•

Automatic vesting and distribution of long-term performance awards (with performance shares vesting at target) and certain other awards; and

•

A lump sum equal to any excise taxes incurred under the Internal Revenue Code due to receipt of change of control payments, plus an amount to offset any taxes incurred on such payments (gross-up).  Eversource Energy has discontinued the practice of providing such gross-up payments in contractual agreements for newly elected executives.

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

VI.

Post-Employment Compensation:  Termination Following a Change of Control

	May	Judge	Schweiger	McHale	Butler
Type of Payment	($)	($)	($)	($)	($)
Incentive Programs
Annual Incentives (1)	2,400,000	690,000	680,000	630,000	525,000
Performance Shares (2)	8,637,112	1,935,003	1,512,957	1,935,003	1,348,292
RSUs (3)	5,660,627	1,215,799	1,004,226	1,215,799	848,990
Pension and Deferred Compensation
Supplemental Plan	―	―	―	―	―
Special Retirement Benefit (4)	957,781	319,387	2,025,958	850,794	4,336,705
Deferral Plan	―	―	―	―	―
Other Benefits
Health and Welfare Benefits (5)	73,246	71,169	71,353	71,501	69,734
Perquisites (6)	15,000	15,000	15,000	15,000	15,000
Separation Payments
Excise Tax and Gross-Up (7)	―	―	―	2,426,289	3,484,518
Separation Payment for Non-Compete Agreement (8)	―	―	―	1,006,665	792,000
Separation Payment for Liquidated Damages (9)	10,923,900	3,900,300	3,840,000	2,013,330	1,584,000
Total	28,667,666	8,146,658	9,149,494	10,164,381	13,004,239

(1)

Represents actual 2015 annual incentive awards, determined as described in the Compensation Discussion and Analysis.

(2)

Represents 100 percent of the performance share awards under each of the 2013 – 2015 Long-Term Incentive Program, the 2014 – 2016 Long-Term Incentive Program and the 2015 – 2017 Long-Term Incentive Program.

(3)

Represents values of RSUs under the Eversource Energy long-term incentive programs that, at year-end 2015, were unvested under applicable vesting schedules.  Under these programs, upon termination in certain cases without cause or for good reason following a change of control, awards generally vest in full.  The values were calculated by multiplying the number of shares subject to awards by $51.07, the closing price of Eversource Energy common shares on December 31, 2015, the last trading day of the year.

(4)

Represents actuarial present value at year-end 2015 of amounts payable solely as a result of provisions in employment agreements (which are in addition to amounts payable under the pension program).  Pension benefits were calculated by adding three years of service (and a lump sum of this benefit value is payable to Messrs. May, Judge, Schweiger and Butler).  Pension amounts shown in the table are present values at year-end 2015 of benefits payable upon termination as described with respect to the Pension Benefits Table above.

(5)

Represents the cost to Eversource Energy at year-end 2015 (estimated by Eversource Energy's benefits consultants) of providing post-employment health and welfare benefits to Named Executive Officers beyond those benefits provided to non-executives upon involuntary termination.  The amounts shown in the table for Messrs. May, Judge and Schweiger represent the value of three years continued welfare plan participation. The amounts shown in the table for Messrs. McHale and Butler represent (a) the value of three years employer contributions toward active health, long-term disability, and life insurance benefits, plus (b) a payment to offset any taxes on the value of these benefits (gross-up), less (c) the value of one year retiree health coverage at retiree rates.

(6)

Represents the cost to Eversource Energy of reimbursing financial planning and tax preparation fees for three years.

(7)

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

(8)

Represents payments made under agreements or the SSP as consideration for agreement not to compete with Eversource Energy following termination of employment equal to the sum of base salary plus relevant annual incentive award.  These payments do not replace, offset or otherwise affect the calculation or payment of the annual incentive awards.

(9)

Represents severance payments in addition to any non-compete agreement payments described in the prior note.  For Messrs. May, Judge and Schweiger, this payment equals three-times the sum of base salary plus relevant annual incentive award (two-times the sum for Messrs. McHale and Butler.)  These payments do not replace, offset or otherwise affect the calculation or payment of the annual incentive awards.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Eversource Energy

In addition to the information below under "Securities Authorized for Issuance Under Equity Compensation Plans," incorporated herein by reference is the information contained in the sections "Common Share Ownership of Certain Beneficial Owners" and "Common Share Ownership of Trustees and Management" of Eversource Energy’s definitive proxy statement for solicitation of proxies, expected to be filed with the SEC on or about March 24, 2016.

NSTAR ELECTRIC, PSNH and WMECO

Certain information required by this Item 12 has been omitted for NSTAR Electric, PSNH and WMECO pursuant to Instruction I(2)(c) to Form 10-K, Omission of Information by Certain Wholly-Owned Subsidiaries.

CL&P

COMMON SHARE OWNERSHIP OF DIRECTORS AND MANAGEMENT

Eversource Energy owns 100 percent of the outstanding common stock of CL&P.  The table below shows the number of Eversource Energy common shares beneficially owned as of February 16. 2016, by each of CL&P’s directors and each Named Executive Officer of CL&P, as well as the number of Eversource Energy common shares beneficially owned by all of CL&P’s directors and executive officers as a group.  The table also includes information about options, restricted share units and deferred shares credited to the accounts of CL&P’s directors and executive officers under certain compensation and benefit plans.  No equity securities of CL&P are owned by any of the Trustees, directors or executive officers of Eversource Energy or CL&P.  The address for the shareholders listed below is c/o Eversource Energy, Prudential Center, 800 Boylston Street, Boston, Massachusetts 02199 for Messrs. May, Judge and Schweiger; c/o Eversource Energy, 56 Prospect Street, Hartford, Connecticut 06103-2818 for Messrs. Butler and McHale.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)(2)(3)		Percent of Class
Thomas J. May, Chairman of the Regulated companies	1,588,991		*
James J. Judge, Executive Vice President and Chief Financial Officer, Director of the Regulated companies	300,299		*
Werner J. Schweiger, Chief Executive Officer, Director of the Regulated companies	486,236		*
David R. McHale, Executive Vice President and Chief Administrative Officer of Eversource Energy and Eversource Energy Service Company	174,441	(4)	*
Gregory B. Butler, Senior Vice President and General Counsel, Director of the Regulated companies	106,842	(5)	*
All directors and executive officers as a group (8 persons)	2,860,190	(6)	*

*

Less than 1% of Eversource Energy common shares outstanding.

1.

The persons named in the table have sole voting and investment power with respect to all shares beneficially owned by each of them, except as note below.

2.

Includes Eversource Energy common shares issuable upon exercise of outstanding stock options exercisable within the 60-day period after February 16, 2016, as follows: Mr. Schweiger: 171,872 shares.

Also includes restricted share units, deferred restricted share units and/or deferred shares, including dividend equivalents, as to which none of the individuals has voting or investment power, and phantom shares, representing employer matching contributions distributable only in cash, held by executive officers who participate in the Eversource Deferred Compensation Plan as follows; Mr. Butler: 15,826 shares; Mr. Judge: 105,704; Mr. May: 1,027,240; Mr. McHale: 24,311 shares; and Mr. Schweiger: 205,551 shares.  Also includes unvested performance shares reported at target payouts, plus accumulated dividend equivalents, as to which none of the individuals has voting or investment power, as follows: Mr. Butler: 24,121 shares; Mr. Judge: 35,396 shares; Mr. May: 169,579 shares; Mr. McHale: 35,396 shares; and Mr. Schweiger: 31,138 shares.  Actual payouts of the performance shares, if any, at the conclusion of relevant performance periods will depend on the extent to which performance goals are satisfied.

3.

Includes Eversource Energy common shares held as units in the 401(k) Plan invested in the Eversource Energy Common Shares Fund over which the holder has sole voting and investment power (Mr. Butler: 5,046 shares; Mr. Judge: 23,533 shares; Mr. May: 68,793 shares; Mr. McHale: 7,706 shares; and Mr. Schweiger: 9,197 shares).

4.

Includes 132 Eversource Energy common shares held by Mr. McHale in the 401(k) Plan TRAESOP/PAYSOP account over which Mr. McHale has sole voting and investment power.

5.

Includes 41,567 Eversource Energy common shares owned jointly by Mr. Butler and his spouse with whom he shares voting and investment power.

6.

Includes 171,872 Eversource Energy common shares issuable upon exercise of outstanding stock options exercisable within the 60-day period after February 16, 2016, and 1,779,731 unissued Eversource Energy common shares.  See note 2.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth the number of Eversource Energy common shares issuable under Eversource Energy equity compensation plans, as well as their weighted exercise price, as of December 31, 2015, in accordance with the rules of the SEC:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,429,608	$26.47	3,748,270
Equity compensation plans not approved by security holders (d)	—	—	—
Total	1,429,608	$26.47	3,748,270

(a)

Includes 171,872 common shares to be issued upon exercise of options, 729,308 common shares for distribution of restricted share units, and 528,428 performance shares issuable at target, all pursuant to the terms of our Incentive Plan.

(b)

The weighted-average exercise price in Column (b) does not take into account restricted share units or performance shares, which have no exercise price.

(c)

Includes 743,260 common shares issuable under our Employee Share Purchase Plan II.

(d)

All of our current compensation plans under which equity securities of Eversource Energy are authorized for issuance have been approved by shareholders of Eversource Energy or the former shareholders of NSTAR.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Eversource Energy

Incorporated herein by reference is the information contained in the sections captioned "Trustee Independence" and "Certain Relationships and Related Transactions" of Eversource Energy's definitive proxy statement for solicitation of proxies, expected to be filed with the SEC on or about March 24, 2016.

NSTAR ELECTRIC, PSNH and WMECO

Certain information required by this Item 13 has been omitted for NSTAR Electric, PSNH and WMECO pursuant to Instruction I(2)(c) to Form 10-K, Omission of Information by Certain Wholly-Owned Subsidiaries.

CL&P

Eversource Energy's Code of Ethics for Senior Financial Officers applies to the Senior Financial Officers (Chief Executive Officer, Chief Financial Officer and Controller) of Eversource Energy, CL&P and certain other Eversource Energy subsidiaries.  Under the Code, one's position as a Senior Financial Officer in the company may not be used to improperly benefit such officer or his or her family or friends.  Under the Code, specific activities that may be considered conflicts of interest include, but are not limited to, directly or indirectly acquiring or retaining a significant financial interest in an organization that is a customer, vendor or competitor, or that seeks to do business with the company; serving, without proper safeguards, as an officer or director of, or working or rendering services for an organization that is a customer, vendor or competitor, or that seeks to do business with the company. Waivers of the provisions of the Code of Ethics for Trustees, executive officers or directors must be approved by Eversource Energy's Board of Trustees.  Any such waivers will be disclosed pursuant to legal requirements.

Eversource Energy's Code of Conduct, which applies to all Trustees, directors, officers and employees of Eversource Energy and its subsidiaries, including CL&P, contains a Conflict of Interest Policy that requires all such individuals to disclose any potential conflicts of interest.  Such individuals are expected to discuss their particular situations with management to ensure appropriate steps are in place to avoid a conflict of interest.  All disclosures must be reviewed and approved by management to ensure a particular situation does not adversely impact the individual's primary job and role.

Eversource Energy's Related Persons Transactions Policy is administered by the Corporate Governance Committee of Eversource Energy's Board of Trustees.  The Policy generally defines a "Related Persons Transaction" as any transaction or series of transactions in which (i) Eversource Energy or a subsidiary is a participant, (ii) the aggregate amount involved exceeds $120,000 and (iii) any "Related Persons" has a direct or indirect material interest.  A "Related Persons" is defined as any Trustee or nominee for Trustee, any executive officer, any shareholder owning more than 5 percent of Eversource Energy's total outstanding shares, and any immediate family member of any such person.  Management submits to the Corporate Governance Committee for consideration any Related Persons Transaction into which Eversource Energy or a subsidiary proposes to enter.  The Corporate Governance Committee recommends to the Eversource Energy Board of Trustees for approval only those transactions that are in

Eversource Energy's best interests.  If management causes the company to enter into a Related Persons Transaction prior to approval by the Corporate Governance Committee, the transaction will be subject to ratification by the Eversource Energy Board of Trustees.  If the Eversource Energy Board of Trustees determines not to ratify the transaction, then management will make all reasonable efforts to cancel or annul such transaction.

The directors of CL&P are employees of CL&P and/or other subsidiaries of Eversource Energy, and thus are not considered independent.

Item 14.

Principal Accountant Fees and Services

Eversource Energy

Incorporated herein by reference is the information contained in the section "Relationship with Independent Auditors" of Eversource Energy's definitive proxy statement for solicitation of proxies, expected to be filed with the SEC on or about March 24, 2016.

CL&P, NSTAR ELECTRIC, PSNH and WMECO

Pre-Approval of Services Provided by Principal Auditors

None of CL&P, NSTAR Electric, PSNH or WMECO is subject to the audit committee requirements of the SEC, the national securities exchanges or the national securities associations.  CL&P, NSTAR Electric, PSNH and WMECO obtain audit services from the independent auditor engaged by the Audit Committee of Eversource Energy's Board of Trustees.  Eversource Energy's Audit Committee has established policies and procedures regarding the pre-approval of services provided by the principal auditors.  Those policies and procedures delegate pre-approval of services to the Eversource Energy Audit Committee Chair provided that such offices are held by Trustees who are "independent" within the meaning of the Sarbanes-Oxley Act of 2002 and that all such pre-approvals are presented to the Eversource Energy Audit Committee at the next regularly scheduled meeting of the Committee.

The following relates to fees and services for the entire Eversource Energy system, including Eversource Energy, CL&P, NSTAR Electric, PSNH and WMECO.

Fees Billed By Principal Independent Registered Public Accounting Firm

The aggregate fees billed to the Company  and its subsidiaries by  Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the Deloitte Entities), for the years ended December 31, 2015 and 2014 totaled $4,066,126 and $3,986,500 respectively.  In addition, affiliates of Deloitte & Touche LLP as noted below provide other accounting services to the Company.  Fees consisted of the following:

1.

Audit Fees

The aggregate fees billed to the Company and its subsidiaries by Deloitte & Touche LLP for audit services rendered for the years ended December 31, 2015 and 2014 totaled $3,895,500 and $3,775,000, respectively.  The audit fees were incurred for audits of consolidated financial statements of Eversource Energy and its subsidiaries, reviews of financial statements included in the Combined Quarterly Reports on Form 10-Q of Eversource Energy and its subsidiaries, comfort letters, consents and other costs related to registration statements and financings.  The fees also included audits of internal controls over financial reporting as of December 31, 2015 and 2014.

2.

Audit Related Fees

The aggregate fees billed to the Company and its subsidiaries by the Deloitte Entities for audit related services rendered for the years ended December 31, 2015 and 2014 totaled $168,000 and $175, 000, respectively.  The audit related fees were incurred for procedures performed in the ordinary course of business in support of certain regulatory filings.

3.

Tax Fees

There were no tax fees for the years ended December 31, 2015 and 2014.

4.

All Other Fees

The aggregate fees billed to the Company and its subsidiaries by the Deloitte Entities for services other than the services described above for the years ended December 31, 2015 and 2014 totaled $2,626 and $36,500, respectively.  This fee was for a license for access to an accounting standards research tool in both 2015 and 2014, as well as an IT Security Assessment performed in 2014.

The Audit Committee pre-approves all auditing services and permitted audit related or other services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, which are approved by the Audit Committee prior to the completion of the audit.  The Audit Committee may form and delegate its authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals are presented to the full Audit Committee at its next scheduled meeting.  During 2015, all services described above were pre-approved by the Audit Committee.

The Audit Committee has considered whether the provision by the Deloitte Entities of the non-audit services described above was allowed under Rule 2-01(c)(4) of Regulation S-X and was compatible with maintaining the independence of the registered public accountants and has concluded that the Deloitte Entities were and are independent of us in all respects.

PART IV

Item 15.

Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements:

The financial statements filed as part of this Annual Report on Form 10-K are set forth under Item 8, "Financial Statements and Supplementary Data."

	2.	Schedules

		I.	Financial Information of Registrant: Eversource Energy (Parent) Balance Sheets as of December 31, 2015 and 2014	S-1

			Eversource Energy (Parent) Statements of Income for the Years Ended December 31, 2015, 2014 and 2013	S-2

			Eversource Energy (Parent) Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013	S-2

			Eversource Energy (Parent) Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013	S-3

		II.	Valuation and Qualifying Accounts and Reserves for Eversource, CL&P, NSTAR Electric, PSNH and WMECO for 2015, 2014 and 2013	S-4

All other schedules of the companies for which inclusion is required in the applicable regulations of the SEC are permitted to be omitted under the related instructions or are not applicable, and therefore have been omitted.

	3.		Exhibit Index	E-1

EVERSOURCE ENERGY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERSOURCE ENERGY

February 26, 2016	By:	/s/	Jay S. Buth
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

Signature	Title	Date

/s/ Thomas J. May	Chairman, President and	February 26, 2016
Thomas J. May	Chief Executive Officer, and a Trustee
(Principal Executive Officer)

/s/ James J. Judge	Executive Vice President and	February 26, 2016
James J. Judge	Chief Financial Officer
(Principal Financial Officer)

/s/ Jay S. Buth	Vice President, Controller	February 26, 2016
Jay S. Buth	and Chief Accounting Officer

/s/ John S. Clarkeson	Trustee	February 26, 2016
John S. Clarkeson

/s/ Cotton M. Cleveland	Trustee	February 26, 2016
Cotton M. Cleveland

/s/ Sanford Cloud, Jr.	Trustee	February 26, 2016
Sanford Cloud, Jr.

/s/ James S. DiStasio	Trustee	February 26, 2016
James S. DiStasio

/s/ Francis A. Doyle	Trustee	February 26, 2016
Francis A. Doyle

/s/ Charles K. Gifford	Trustee	February 26, 2016
Charles K. Gifford

/s/ Paul A. La Camera	Trustee	February 26, 2016
Paul A. La Camera

/s/ Kenneth R. Leibler	Trustee	February 26, 2016
Kenneth R. Leibler

/s/ William C. Van Faasen	Trustee	February 26, 2016
William C. Van Faasen

/s/ Frederica M. Williams	Trustee	February 26, 2016
Frederica M. Williams

/s/ Dennis R. Wraase	Trustee	February 26, 2016
Dennis R. Wraase

THE CONNECTICUT LIGHT AND POWER COMPANY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY

February 26, 2016	By:	/s/	Jay S. Buth
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

Signature	Title	Date

/s/ Thomas J. May	Chairman and a Director	February 26, 2016
Thomas J. May	(Principal Executive Officer)

/s/ Werner J. Schweiger	President, Chief Executive Officer and a Director	February 26, 2016
Werner J. Schweiger

/s/ James J. Judge	Executive Vice President and	February 26, 2016
James J. Judge	Chief Financial Officer and a Director
(Principal Financial Officer)

/s/ Gregory B. Butler	Senior Vice President and General Counsel	February 26, 2016
Gregory B. Butler	and a Director

/s/ Jay S. Buth	Vice President, Controller	February 26, 2016
Jay S. Buth	and Chief Accounting Officer

NSTAR ELECTRIC COMPANY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR ELECTRIC COMPANY

February 26, 2016	By:	/s/	Jay S. Buth
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

Signature	Title	Date

/s/ Thomas J. May	Chairman and a Director	February 26, 2016
Thomas J. May	(Principal Executive Officer)

/s/ Werner J. Schweiger	Chief Executive Officer and a Director	February 26, 2016
Werner J. Schweiger

/s/ James J. Judge	Executive Vice President and	February 26, 2016
James J. Judge	Chief Financial Officer and a Director
(Principal Financial Officer)

/s/ Gregory B. Butler	Senior Vice President and General Counsel	February 26, 2016
Gregory B. Butler	and a Director

/s/ Jay S. Buth	Vice President, Controller	February 26, 2016
Jay S. Buth	and Chief Accounting Officer

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

February 26, 2016	By:	/s/	Jay S. Buth
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

Signature	Title	Date

/s/ Thomas J. May	Chairman and a Director	February 26, 2016
Thomas J. May	(Principal Executive Officer)

/s/ Werner J. Schweiger	Chief Executive Officer and a Director	February 26, 2016
Werner J. Schweiger

/s/ James J. Judge	Executive Vice President and	February 26, 2016
James J. Judge	Chief Financial Officer and a Director
(Principal Financial Officer)

/s/ Gregory B. Butler	Senior Vice President and General Counsel	February 26, 2016
Gregory B. Butler	and a Director

/s/ Jay S. Buth	Vice President, Controller	February 26, 2016
Jay S. Buth	and Chief Accounting Officer

WESTERN MASSACHUSETTS ELECTRIC COMPANY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN MASSACHUSETTS ELECTRIC COMPANY

February 26, 2016	By:	/s/	Jay S. Buth
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

Signature	Title	Date

/s/ Thomas J. May	Chairman and a Director	February 26, 2016
Thomas J. May	(Principal Executive Officer)

/s/ Werner J. Schweiger	Chief Executive Officer and a Director	February 26, 2016
Werner J. Schweiger

/s/ James J. Judge	Executive Vice President and	February 26, 2016
James J. Judge	Chief Financial Officer and a Director
(Principal Financial Officer)

/s/ Gregory B. Butler	Senior Vice President and General Counsel	February 26, 2016
Gregory B. Butler	and a Director

/s/ Jay S. Buth	Vice President, Controller	February 26, 2016
Jay S. Buth	and Chief Accounting Officer

SCHEDULE I
EVERSOURCE ENERGY (PARENT)
FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
AS OF DECEMBER 31, 2015 AND 2014
(Thousands of Dollars)

	2015	2014
ASSETS
Current Assets:
Cash	$67	$138
Accounts Receivable from Subsidiaries	23,689	6,725
Notes Receivable from Subsidiaries	850,300	741,150
Prepayments and Other Current Assets	41,254	41,366
Total Current Assets	915,310	789,379

Deferred Debits and Other Assets:
Investments in Subsidiary Companies, at Equity	8,915,178	8,387,976
Notes Receivable from Subsidiaries	128,800	106,300
Accumulated Deferred Income Taxes	143,054	177,908
Goodwill	3,231,811	3,231,811
Other Long-Term Assets	48,314	34,483
Total Deferred Debits and Other Assets	12,467,157	11,938,478

Total Assets	$13,382,467	$12,727,857

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$1,098,453	$654,825
Long-Term Debt - Current Portion	28,883	28,883
Accounts Payable	78	141
Accounts Payable to Subsidiaries	15,601	150,268
Other	60,999	71,778
Total Current Liabilities	1,204,014	905,895

Deferred Credits and Other Liabilities:
Other	134,908	125,608
Total Deferred Credits and Other Liabilities	134,908	125,608

Capitalization:
Long-Term Debt	1,691,330	1,719,539

Equity:
Common Shareholders' Equity:
Common Shares	1,669,313	1,666,796
Capital Surplus, Paid in	6,262,368	6,235,834
Retained Earnings	2,797,355	2,448,661
Accumulated Other Comprehensive Loss	(66,844)	(74,009)
Treasury Stock	(309,977)	(300,467)
Common Shareholders' Equity	10,352,215	9,976,815
Total Capitalization	12,043,545	11,696,354

Total Liabilities and Capitalization	$13,382,467	$12,727,857

See the Combined Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for a description of significant accounting matters related to Eversource parent, including Eversource common shares information as described in Note 16, "Common Shares," material obligations and guarantees as described in Note 11, "Commitments and Contingencies," and debt agreements as described in Note 7, "Short-Term Debt," and Note 8, "Long-Term Debt."

SCHEDULE I
EVERSOURCE ENERGY (PARENT)
FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(Thousands of Dollars, Except Share Information)

	2015	2014	2013

Operating Revenues	$-	$-	$8

Operating Expenses:
Other	9,315	29,598	12,766
Operating Loss	(9,315)	(29,598)	(12,758)
Interest Expense	45,130	33,168	31,639

Other Income, Net:
Equity in Earnings of Subsidiaries	900,824	848,435	785,650
Other, Net	6,602	1,830	5,062
Other Income, Net	907,426	850,265	790,712
Income Before Income Tax Benefit	852,981	787,499	746,315
Income Tax Benefit	(25,504)	(32,047)	(39,692)
Net Income	$878,485	$819,546	$786,007

Basic Earnings per Common Share	$2.77	$2.59	$2.49

Diluted Earnings per Common Share	$2.76	$2.58	$2.49

Weighted Average Common Shares Outstanding:
Basic	317,336,881	316,136,748	315,311,387
Diluted	318,432,687	317,417,414	316,211,160

STATEMENTS OF COMPREHENSIVE INCOME

Net Income	$878,485	$819,546	$786,007
Other Comprehensive Income/(Loss), Net of Tax:
Qualified Cash Flow Hedging Instruments	2,079	2,037	2,049
Changes in Unrealized (Losses)/Gains on Marketable Securities	(2,588)	315	(940)
Change in Funded Status of Pension, SERP and PBOP
Benefit Plans	7,674	(30,330)	25,714
Other Comprehensive Income/(Loss), Net of Tax	7,165	(27,978)	26,823
Comprehensive Income	$885,650	$791,568	$812,830

See the Combined Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for a description of significant accounting matters related to Eversource parent, including Eversource common shares information as described in Note 16, "Common Shares," material obligations and guarantees as described in Note 11, "Commitments and Contingencies," and debt agreements as described in Note 7, "Short-Term Debt," and Note 8, "Long-Term Debt."

SCHEDULE I
EVERSOURCE ENERGY (PARENT)
FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013
(Thousands of Dollars)

	2015	2014	2013
Operating Activities:
Net Income	$878,485	$819,546	$786,007
Adjustments to Reconcile Net Income to Net Cash
Flows Provided by Operating Activities:
Equity in Earnings of Subsidiaries	(900,824)	(848,435)	(785,650)
Cash Dividends Received from Subsidiaries	602,300	609,800	407,837
Deferred Income Taxes	16,880	7,956	15,159
Other	(22,864)	9,409	29,169
Changes in Current Assets and Liabilities:
Accounts Receivables from Subsidiaries	(16,980)	88,800	14,704
Taxes Receivable/Accrued, Net	(14,426)	23,178	13,295
Accounts Payable, Including Affiliate Payables	(134,730)	5,942	(7,058)
Other Current Assets and Liabilities, Net	6,832	14,484	(1,411)
Net Cash Flows Provided by Operating Activities	414,673	730,680	472,052

Investing Activities:
Capital Contributions to Subsidiaries	(218,500)	(437,553)	(65,400)
(Increase)/Decrease in Notes Receivable from Subsidiaries	(131,650)	86,100	5,475
Other Investing Activities	12,000	-	(1,862)
Net Cash Flows Used in Investing Activities	(338,150)	(351,453)	(61,787)

Financing Activities:
Cash Dividends on Common Shares	(529,791)	(475,227)	(462,741)
Issuance of Long-Term Debt	450,000	-	750,000
Retirement of Long-Term Debt	-	-	(550,000)
(Decrease)/Increase in Short-Term Debt	(2,622)	86,575	(135,500)
Other Financing Activities	5,819	9,528	(12,418)
Net Cash Flows (Used in)/Provided by Financing Activities	(76,594)	(379,124)	(410,659)
Net (Decrease)/Increase in Cash	(71)	103	(394)
Cash - Beginning of Year	138	35	429
Cash - End of Year	$67	$138	$35

Supplemental Cash Flow Information:
Cash Paid/(Received) During the Year for:
Interest	$43,024	$36,208	$33,822
Income Taxes	$(34,680)	$(86,804)	$(30,603)

See the Combined Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for a description of significant accounting matters related to Eversource parent, including Eversource common shares information as described in Note 16, "Common Shares," material obligations and guarantees as described in Note 11, "Commitments and Contingencies," and debt agreements as described in Note 7, "Short-Term Debt," and Note 8, "Long-Term Debt."

SCHEDULE II
EVERSOURCE ENERGY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(Thousands of Dollars)

Column A	Column B	Column C		Column D	Column E

		Additions
		(1)	(2)
		Charged	Charged to
	Balance as	to Costs	Other	Deductions -	Balance
	of Beginning	and	Accounts -	Describe	as of
Description:	of Year	Expenses	Describe (a)	(b)	End of Year

Eversource:
Reserves Deducted from Assets -
Reserves for Uncollectible Accounts:
2015	$175,317	$51,077	$79,622	$115,336	$190,680
2014	171,251	55,657	51,227	102,818	175,317
2013	165,549	55,465	37,744	87,507	171,251

CL&P:
Reserves Deducted from Assets -
Reserves for Uncollectible Accounts:
2015	$84,287	$10,105	$30,592	$45,505	$79,479
2014	81,995	6,598	39,706	44,012	84,287
2013	77,571	3,947	27,258	26,781	81,995

NSTAR Electric:
Reserves Deducted from Assets -
Reserves for Uncollectible Accounts:
2015	$40,670	$14,228	$29,559	$31,829	$52,628
2014	41,679	24,740	627	26,376	40,670
2013	44,115	28,108	-	30,544	41,679

PSNH:
Reserves Deducted from Assets -
Reserves for Uncollectible Accounts:
2015	$7,663	$8,889	$841	$8,660	$8,733
2014	7,364	6,815	797	7,313	7,663
2013	6,760	6,608	779	6,783	7,364

WMECO:
Reserves Deducted from Assets -
Reserves for Uncollectible Accounts:
2015	$9,880	$4,940	$7,418	$8,190	$14,048
2014	9,984	2,415	3,608	6,127	9,880
2013	8,501	2,580	4,299	5,396	9,984

(a)

Amounts relate to uncollectible accounts receivables reserved for that are not charged to bad debt expense.  The PURA allows CL&P and Yankee Gas to accelerate the recovery of accounts receivable balances attributable to qualified customers under financial or medical duress (uncollectible hardship accounts receivable) outstanding for greater than 180 days and 90 days, respectively.  The DPU allows WMECO and NSTAR Gas to also recover in rates amounts associated with certain uncollectible hardship accounts receivable.  Certain of NSTAR Electric's uncollectible hardship accounts receivable are expected to be recovered in future rates, similar to WMECO and NSTAR Gas.

(b)	Amounts written off, net of recoveries.

EXHIBIT INDEX

Each document described below is incorporated by reference by the registrant(s) listed to the files identified, unless designated with a (*), which exhibits are filed herewith.  Management contracts and compensation plans or arrangements are designated with a (+).

Exhibit

Number

Description

3.

Articles of Incorporation and By-Laws

(A)

Eversource Energy

3.1

Declaration of Trust of Eversource Energy, as amended through April 30, 2015 (Exhibit 3.1 Eversource Energy Current Report on Form 8-K filed on April 30, 2015, File No. 001-05324)

(B)

The Connecticut Light and Power Company

3.1

Certificate of Incorporation of CL&P, restated to March 22, 1994 (Exhibit 3.2.1, 1993 CL&P Form 10-K, File No. 000-00404)

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

(E)

Western Massachusetts Electric Company

3.1

Articles of Organization of WMECO, restated to February 23, 1995 (Exhibit 3.4.1, 1994 WMECO Form 10-K filed March 27, 1995, File No. 001-07624)

3.2

By-laws of WMECO, as amended to April 1, 1999 (Exhibit 3.1, WMECO Form 10-Q for the Quarter Ended June 30, 1999 filed August 13, 1999, File No. 000-07624)

3.2.1

By-laws of WMECO, as further amended to May 1, 2000 (Exhibit 3.1, WMECO Form 10-Q for the Quarter Ended June 30, 2000 filed August 11, 2000, File No.000-07624)

4.

Instruments defining the rights of security holders, including indentures

(A)

Eversource Energy

4.1

Indenture between Eversource Energy and The Bank of New York as Trustee dated as of April 1, 2002 (Exhibit A-3, Eversource Energy 35-CERT filed April 16, 2002, File No. 070-09535)

4.1.1

Fifth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of May 1, 2013, relating to $300 million of Senior Notes, Series E, due 2018 and $400 million of Senior Notes, Series F, due 2023 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed May 16, 2013, File No. 001-05324)

4.1.2

Sixth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of January 1, 2015, relating to $150 million of Senior Notes, Series G, due 2018 and $300 million of Senior Notes, Series H, due 2025 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed January 21, 2015, File No. 001-05324)

4.2

Indenture dated as of January 12, 2000, between Eversource Energy, as successor to NSTAR LLC, as successor to NSTAR, and Bank One Trust Company N.A. (Exhibit 4.1 to NSTAR Registration Statement on Form S-3, File No. 333-94735)

4.2.1

Form of 4.50% Debenture Due 2019 (Exhibit 99.2, NSTAR Form 8-K filed November 16, 2009, File No. 001-14768)

(B)

The Connecticut Light and Power Company

4.1

Indenture of Mortgage and Deed of Trust between CL&P and Bankers Trust Company, Trustee, dated as of May 1, 1921 (Composite including all twenty-four amendments to May 1, 1967) (Exhibit 4.1.1, 1989 Eversource Energy Form 10-K, File No. 001-05324)

4.1.1

Series D Supplemental Indentures to the Composite May 1, 1921 Indenture of Mortgage and Deed of Trust between CL&P and Bankers Trust Company, dated as of October 1, 1994 (Exhibit 4.2.16, 1994 CL&P Form 10-K filed March 27, 1995, File No. 001-11419)

4.1.2

Series B Supplemental Indenture between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of September 1, 2004 (Exhibit 99.5, CL&P Current Report on Form 8-K filed September 22, 2004, File No. 000-00404)

4.2

Composite Indenture of Mortgage and Deed of Trust between CL&P and Deutsche Bank Trust Company Americas f/k/a Bankers Trust Company, dated as of May 1, 1921, as amended and supplemented by seventy-three supplemental mortgages to and including Supplemental Mortgage dated as of April 1, 2005 (Exhibit 99.5, CL&P Current Report on Form 8-K filed April 13, 2005, File No. 000-00404)

4.2.1

Supplemental Indenture (2005 Series B Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of April 1, 2005 (Exhibit 99.2, CL&P Current Report on Form 8-K filed April 13, 2005, File No. 000-00404)

4.2.2

Supplemental Indenture (2006 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of June 1, 2006 (Exhibit 99.2, CL&P Current Report on Form 8-K filed June 7, 2006, File No. 000-00404)

4.2.3

Supplemental Indenture (2007 Series A Bonds and 2007 Series B Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of March 1, 2007 (Exhibit 99.2, CL&P Current Report on Form 8-K filed March 29, 2007, File No. 000-00404)

4.2.4

Supplemental Indenture (2007 Series C Bonds and 2007 Series D Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of September 1, 2007 (Exhibit 4, CL&P Current Report on Form 8-K filed September 19, 2007, File No. 000-00404)

4.2.5

Supplemental Indenture (2008 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of May 1, 2008 (Exhibit 4, CL&P Current Report on Form 8-K filed May 29, 2008, File No. 000-00404)

4.2.6

Supplemental Indenture (2009 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of February 1, 2009 (Exhibit 4, CL&P Current Report on Form 8-K filed February 19, 2009, File No. 000-00404)

4.2.7

Supplemental Indenture (2013 Series A Bond) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of January 1, 2013 (Exhibit 4.1, CL&P Current Report on Form 8-K filed January 22, 2013, File No. 000-00404)

4.2.8

Supplemental Indenture (2014 Series A Bond) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of April 1, 2014 (Exhibit 4.1, CL&P Current Report on Form 8-K filed April  29, 2014, File No. 000-00404)

4.2.9

Supplemental Indenture (2015  Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of May 1, 2015 (Exhibit 4.1, CL&P Current Report on Form 8-K filed May 26, 2015, File No. 000-00404)

4.2.10

Supplemental Indenture (2015 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of November 1, 2015 (Exhibit 4.1, CL&P Current Report on Form 8-K filed December 4, 2015, File No. 000-00404)

4.3

Loan Agreement between Connecticut Development Authority and CL&P (Pollution Control Revenue Refunding Bonds – 2011A Series) dated as of October 1, 2011 (Exhibit 1.1, CL&P Current Report on Form 8-K filed October 28, 2011, File No. 000-00404)

(C)

NSTAR Electric Company

4.1

Indenture between Boston Edison Company and the Bank of New York (as successor to Bank of Montreal Trust Company) (Exhibit 4.1, NSTAR Electric Form 10-Q for the Quarter Ended September 30, 1988, File No. 001-02301)

4.1.1

A Form of 5.75% Debenture Due March 15, 2036 (Exhibit 99.2, Boston Edison Company Current  Report on Form 8-K filed March 17, 2006, File No. 001-02301)

4.1.2

A Form of 5.625% Debenture Due November 15, 2017 (Exhibit 99.2, NSTAR Electric Company Current Report on Form 8-K filed November 20, 2007 and filed February 17, 2009, File No. 001-02301)

4.1.3

A Form of 5.50% Debenture Due March 15, 2040 (Exhibit 99.2, NSTAR Electric Company Current Report on Form 8-K filed March 15, 2010, File No. 001-02301)

4.1.4

A Form of 2.375% Debenture Due 2022 (Exhibit 4, NSTAR Electric Company Current Report on Form 8-K filed October 18, 2012, File No. 001-02301)

4.1.5

A Form of Floating Rate Debenture Due 2016 (Exhibit 4, NSTAR Electric Company Current Report on Form 8-K filed May 22, 2013, File No. 001-02301)

4.1.6

A Form of 4.40% Debenture Due 2044 (Exhibit 4, NSTAR Electric Company Current Report on Form 8-K filed March 13, 2014, File No. 001-02301)

4.17.

A Form of 3.25% Debenture due 2025 (Exhibit 4, NSTAR Electric Company Current Report on Form 8-K filed on November 20, 2015 (Exhibit 4, File No. 001-02301)

*4.2

Amended and Restated Credit Agreement, dated October 26, 2015, by and between NSTAR Electric and the Banks named therein, pursuant to which Barclays Bank PLC serves as Administrative Agent and Swing Line Lender

(D)

Public Service Company of New Hampshire

4.1

First Mortgage Indenture between PSNH and First Fidelity Bank, National Association, New Jersey, now First Union National Bank, Trustee, dated as of August 15, 1978 (Composite including all amendments effective June 1, 2011) (included as Exhibit C to the Eighteenth Supplemental Indenture filed as Exhibit 4.1 to PSNH Current Report on Form 8-K filed June 2, 2011, File No. 001-06392)

4.1.1

Fourteenth Supplemental Indenture between PSNH and Wachovia Bank, National Association successor to First Union National Bank, as successor to First Fidelity Bank, National Association, as Trustee dated as of October 1, 2005 (Exhibit 99.2, PSNH Current Report on Form 8-K filed October 6, 2005, File No. 001-06392)

4.1.2

Fifteenth Supplemental Indenture between PSNH and Wachovia Bank, National Association successor to First Union National Bank, as successor to First Fidelity Bank, National Association, as Trustee dated as of September 1, 2007 (Exhibit 4.1, PSNH Current Report on Form 8-K filed September 25, 2007, File No. 001-06392)

4.1.3

Sixteenth Supplemental Indenture between PSNH and U.S. Bank National Association, Trustee, dated as of May 1, 2008 (Exhibit 4.1 to PSNH Current Report on Form 8-K filed May 29, 2008 (File No.001-06392)

4.1.4

Seventeenth Supplemental Indenture, between PSNH and U.S. Bank National Association, as Trustee dated as of December 1, 2009 (Exhibit 4.1, PSNH Current Report on Form 8-K filed December 15, 2009 (File No. 001-06392)

4.1.5

Eighteenth Supplemental Indenture, between PSNH and U.S. Bank National Association, as Trustee dated as of May 1, 2011 (Exhibit 4.1, PSNH Current Report on Form 8-K filed June 2, 2011 (File No. 001-06392)

4.1.6

Nineteenth Supplemental Indenture, between PSNH and U.S. Bank National Association, as Trustee dated as of September 1, 2011 (Exhibit 4.1, PSNH Current Report on Form 8-K filed September 16, 2011 (File No. 001-06392)

4.1.7

Twentieth Supplemental Indenture, between PSNH and U.S. Bank National Association, as Trustee dated as of November 1, 2013 (Exhibit 4.1, PSNH Current Report on Form 8-K filed November 20, 2013 (File No. 001-06392)

4.1.8

Twenty-first Supplemental Indenture, between PSNH and U.S. Bank National Association, as Trustee dated as of October 1, 2014 (Exhibit 4.1, PSNH Current Report on Form 8-K filed October 17, 2014 (File No. 001-06392)

4.2

Series A Loan and Trust Agreement among Business Finance Authority of the State of New Hampshire and PSNH and State Street Bank and Trust Company, as Trustee (Tax Exempt Pollution Control Bonds) dated as of October 1, 2001 (Exhibit 4.3.4, 2001 Eversource Energy Form 10-K filed March 22, 2002, File No. 001-05324)

(E)

Western Massachusetts Electric Company

4.1

Indenture between WMECO and The Bank of New York, as Trustee, dated as of September 1, 2003 (Exhibit 99.2, WMECO Current Report on Form 8-K filed October 8, 2003, File No. 000-07624)

4.1.1

Second Supplemental Indenture between WMECO and The Bank of New York, as Trustee dated as of September 1, 2004 (Exhibit 4.1, WMECO Current Report on Form 8-K filed September 27, 2004, File No. 000-07624)

4.1.2

Fourth Supplemental Indenture between WMECO and The Bank of New York Trust, as Trustee, dated as of August 1, 2007 (Exhibit 4.1, WMECO Current Report on Form 8-K filed August 20, 2007, File No. 000-07624)

4.1.3

Fifth Supplemental Indenture between WMECO and The Bank of New York Trust Company, N.A., as Trustee, dated as of March 1, 2010 (Exhibit 4.1, WMECO Current Report on Form 8-K filed March 10, 2010, File No. 000-07624)

4.1.4

Sixth Supplemental Indenture between WMECO and The Bank of New York Trust Company, N.A., as Trustee, dated as of September 15, 2011 (Exhibit 4.1, WMECO Current Report on Form 8-K filed September 19, 2011, File No. 000-07624)

4.1.5

Seventh Supplemental Indenture between WMECO and The Bank of New York Trust Company, N.A., as Trustee, dated as of November 1, 2013 (Exhibit 4.1, WMECO Current Report on Form 8-K filed November 21, 2013, File No. 000-07624)

(F)

Eversource Energy, The Connecticut Light and Power Company,  Public Service Company of New Hampshire and Western Massachusetts Electric Company

*4.1

Amended and Restated Credit Agreement, dated October 26, 2015, by and among Eversource Energy, CL&P, NSTAR Gas, PSNH, WMECO, and Yankee Gas Services Company and the Banks named therein, pursuant to which Bank of America, N.A. serves as Administrative Agent

10.

Material Contracts

(A)

Eversource Energy

10.1

Lease between The Rocky River Realty Company and Eversource Energy Service Company dated as of April 14, 1992 with respect to the Berlin, Connecticut headquarters (Exhibit 10.29.1, 1992 Eversource Energy Form 10-K, File No. 001-05324)

10.2

Amended and Restated Indenture of Mortgage and Deed of Trust between Yankee Gas Services Company and the Bank of New York Mellon Trust company, N.A. formerly Connecticut National Bank, as Trustee, dated July 1, 1989, (Composite including all amendments effective January 1, 2014) (included as Exhibit B to the Eleventh Supplemental Indenture filed as Exhibit 10, Eversource Energy Form 10-Q for the Quarter Ended March 31, 2014 filed May 2, 2014, File No. 001-05324)

10.2.1

First Supplemental Indenture of Mortgage and Deed of Trust between Yankee Gas Services Company and The Connecticut National Bank, as Trustee, dated April 1, 1992 (Yankee Energy System, Inc. Registration Statement on Form S-3, dated October 2, 1992, File No. 33-52750

10.2.2

Seventh Supplemental Indenture of Mortgage and Deed of Trust between Yankee Gas Services Company and The Bank of New York, as Successor Trustee to Fleet Bank (formerly The Connecticut National Bank) dated November 1, 2004 (Exhibit 10.5.7, 2004 Eversource Energy Form 10-K filed March 17, 2005, File No. 001-05324)

10.2.3

Eighth Supplemental Indenture of Mortgage and Deed of Trust between Yankee Gas Services Company and The Bank of New York, as Successor Trustee to Fleet Bank (formerly the Connecticut National Bank) dated July 1, 2005 (Exhibit 10.5.8, Eversource Energy Form 10-Q for the Quarter Ended June 30, 2005 filed August 8, 2005, File No. 001-05324)

10.2.4

Ninth Supplemental Indenture of Mortgage and Deed of Trust between Yankee Gas Services Company and The Bank of New York Mellon Trust Company, N.A., successor as Trustee to The Bank of New York, as successor to Fleet National Bank (formerly known as The Connecticut National Bank) dated as of October 1, 2008 (Exhibit 10-1, Eversource Energy Form 10-Q for the Quarter Ended September 30, 2008 filed November 10, 2008, File No. 001-05324)

10.2.5

Tenth Supplemental Indenture of Mortgage and Deed of Trust between Yankee Gas Services Company and The Bank of New York Mellon Trust Company, N.A., successor as Trustee to The Bank of New York, as successor to Fleet National Bank (formerly known as The Connecticut National Bank), dated as of April 1, 2010 (Exhibit 10, Eversource Energy Form 10-Q for the Quarter Ended March 31, 2010 filed May 7, 2010, File No. 001-05324)

10.2.6

Eleventh Supplemental Indenture of Mortgage and Deed of Trust between Yankee Gas Services Company and The Bank of New York Mellon Trust Company, N.A., successor as Trustee to The Bank of New York, as successor to Fleet National Bank (formerly known as The Connecticut National Bank), dated as of January 1, 2014 (Exhibit 10, Eversource Energy Form 10-Q for the Quarter Ended March 31, 2014 filed May 2, 2014, File No. 001-05324)

10.2.7

Twelfth Supplemental Indenture of Mortgage and Deed of Trust between Yankee Gas Services Company and The Bank of New York Mellon Trust Company, N.A., successor as Trustee to The Bank of New York, as successor to Fleet National Bank (formerly known as The Connecticut National Bank), dated as of September 1, 2015 (Exhibit 10, Eversource Energy Form 10-Q for the Quarter Ended September 30, 2015 filed November 6, 2015, File No. 001-05324)

*+10.3

Eversource Energy Board of Trustees' Compensation Arrangement Summary

 10.4

Composite Transmission Service Agreement, by and between Northern Pass Transmission LLC, as Owner and H.Q. Hydro Renewable Energy, Inc., as Purchaser dated October 4, 2010 and effective February 14, 2014 (Exhibit 10.5, 1992 Eversource Energy Form 10-K, File No. 001-05324)

*+10.5

Eversource Supplemental Executive Retirement Program effective as of January 1, 2015

*+10.6

Eversource Energy Deferred Compensation Plan for Executives effective as of January 1, 2014

(B)

Eversource Energy, The Connecticut Light and Power Company, Public Service Company of New Hampshire and Western Massachusetts Electric Company

10.1

Amended and Restated Form of Service Contract between each of Eversource Energy, CL&P and WMECO and Eversource Energy Service Company dated as of January 1, 2014. (Exhibit 10.1, Eversource Energy Form 10-K filed on February 25, 2014, File No. 001-05324)

10.2

Agreements among New England Utilities with respect to the Hydro-Quebec interconnection projects (Exhibits 10(u) and 10(v); 10(w), 10(x), and 10(y), 1990 and 1988, respectively, Form 10-K of New England Electric System, File No. 001-03446)

10.3

Transmission Operating Agreement between the Initial Participating Transmission Owners, Additional Participating Transmission Owners and ISO New England, Inc. dated as of February 1, 2005 (Exhibit 10.29, 2004 Eversource Energy Form 10-K filed March 17, 2005, File No. 001-05324)

10.3.1

Rate Design and Funds Disbursement Agreement among the Initial Participating Transmission Owners, Additional Participating Transmission Owners and ISO New England, Inc., effective June 30, 2006 (Exhibit 10.22.1, 2006 Eversource Energy Form 10-K filed March 1, 2007, File No. 001-05324)

10.4

Eversource Energy Service Company Transmission and Ancillary Service Wholesale Revenue Allocation Methodology among The Connecticut Light and Power Company, Western Massachusetts Electric Company, Public Service Company of New Hampshire, Holyoke Water Power Company and Holyoke Power and Electric Company Trustee dated as of January 1, 2008 (Exhibit 10.1, Eversource Energy Form 10-Q for the Quarter Ended March 31, 2008 filed May 9, 2008, File No. 001-05324)

+10.5

Amended and Restated Employment Agreement with Gregory B. Butler, effective January 1, 2009 (Exhibit 10.7, 2008 Eversource Energy Form 10-K filed February 27, 2009, File No. 001-05324)

+10.6

Amended and Restated Employment Agreement with David R. McHale, effective January 1, 2009 (Exhibit 10.8, 2008 Eversource Energy Form 10-K filed February 27, 2009, File No. 001-05324)

+10.7

Amended and Restated Memorandum Agreement between Eversource Energy and Leon J. Olivier effective January 1, 2009 (Exhibit 10.9, 2008 Eversource Energy Form 10-K filed February 27, 2009, File No. 001-05324)

+10.8

Amended and Restated Incentive Plan Effective January 1, 2009 (Exhibit 10.3, Eversource Energy Form 10-Q for the Quarter Ended September 30, 2008 filed November 10, 2008, File No. 001-05324)

+10.9

Trust under Supplemental Executive Retirement Plan dated May 2, 1994 (Exhibit 10.33, 2002 Eversource Energy Form 10-K filed March 21, 2003, File No. 001-05324)

 +10.9.1

First Amendment to Trust Under Supplemental Executive Retirement Plan, effective as of December 10, 2002 (Exhibit 10 (B) 10.19.1, 2003 Eversource Energy Form 10-K filed March 12, 2004, File No. 001-05324)

 +10.9.2

Second Amendment to Trust Under Supplemental Executive Retirement Plan , effective as of November 12, 2008 (Exhibit 10.12.2, 2008 Eversource Energy Form 10-K filed February 27, 2009, File No. 001-05324)

+10.10

Special Severance Program for Officers of Eversource Energy Companies as of January 1, 2009 (Exhibit 10.2 Eversource Energy Form 10-Q for Quarter Ended September 30, 2008 filed November 10, 2008, File No. 001-05324)

10.11

Eversource Energy's Third Amended and Restated Tax Allocation Agreement dated as of April 10, 2012, (Exhibit 10.1 Eversource Energy Form 10-Q for Quarter Ended June 30, 2012 filed August 7, 2012, File No. 001-05324)

(C)

Eversource Energy and The Connecticut Light and Power Company

10.1

CL&P Agreement Re: Connecticut NEEWS Projects by and between CL&P and The United Illuminating Company dated July 14, 2010 (Exhibit 10, CL&P Form 10-Q for the Quarter Ended June 30, 2010 filed August 6, 2010, File No. 000-00404)

(D)

Eversource Energy and NSTAR Electric Company

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

+10.12.1

NSTAR Excess Benefit Plan, incorporating the NSTAR 409A Excess Benefit Plan, as amended and restated effective January 1, 2008, dated December 24, 2008 (Exhibit 10.1.1 2008 NSTAR Form 10-K filed February 9, 2009, File No. 001-14768)

+10.13

Special Supplemental Executive Retirement Agreement between Boston Edison Company and Thomas J. May dated March 13, 1999, regarding Key Executive Benefit Plan and Supplemental Executive Retirement Plan (Exhibit 10.3, 1999 NSTAR Form 10-K/A filed September 9, 2000, File No. 001-14768)

+10.14

Amended and Restated Change in Control Agreement by and between NSTAR and Thomas J. May dated November 15, 2007 (Exhibit 10.5, 2007 NSTAR Form 10-K filed February 11, 2008, File No. 001-14768)

+10.15

NSTAR 2007 Long Term Incentive Plan, effective May 3, 2007 (Exhibit 10.2, Eversource Energy Registration Statement on Form S-8 filed on May 8, 2012)

+10.15.1

Deferred Common Share/Dividend Equivalent Award, Stock Option Grant, Option Certificate and Performance Share Award/Dividend Equivalent Award Agreement Under the NSTAR 2007 Long Term Incentive Plan, by and between NSTAR and Thomas J. May, dated January 24, 2008 (Exhibit 10.8.1, 2007 NSTAR Form 10-K filed February 11, 2008, File No. 001-14768)

+10.15.2

Deferred Common Share/Dividend Equivalent Award, Stock Option Grant, Option Certificate and Performance Share Award/Dividend Equivalent Award Agreement Under the NSTAR 2007 Long Term Incentive Plan, by and between NSTAR and James J. Judge, dated January 24, 2008 (Exhibit 10.8.2, 2007 NSTAR Form 10-K filed February 11, 2008, File No. 001-14768)

+10.15.3

Deferred Common Share/Dividend Equivalent Award, Stock Option Grant, Option Certificate and Performance Share Award/Dividend Equivalent Award Agreement Under the NSTAR 2007 Long Term Incentive Plan by and between NSTAR and NSTAR’s other Senior Vice Presidents and Vice Presidents, dated January 24, 2008 (in form) (Exhibit 10.8.6, 2007 NSTAR Form 10-K filed February 11, 2008, File No. 001-14768)

+10.16

Amended and Restated Change in Control Agreement by and between James J. Judge and NSTAR, dated November 15, 2007 (Exhibit 10.9, 2007 NSTAR Form 10-K filed February 11, 2008, File No. 001-14768)

+10.17

Master Trust Agreement between NSTAR and State Street Bank and Trust Company (Rabbi Trust), effective August 25, 1999 (Exhibit 10.5, NSTAR Form 10-Q for the Quarter Ended September 30, 2000 filed November 14, 2000, File No. 001-14768)

+10.18

Amended and Restated Change in Control Agreement by and between NSTAR’s other Senior Vice Presidents and NSTAR (in form), dated November 15, 2007 (Exhibit 10.15, 2007 NSTAR Form 10-K filed February 11, 2008, File No. 001-14768)

+10.19

Amended and Restated Change in Control Agreement between NSTAR’s Vice Presidents and NSTAR (in form), dated November 15, 2007 (Exhibit 10.16, 2007 NSTAR Form 10-K filed February 11, 2008, File No. 001-14768)

+10.20

Currently effective Change in Control Agreement between NSTAR’s Vice Presidents and NSTAR (in form) (Exhibit 10.17, 2009 NSTAR Form 10-K filed February 25, 2010, File No. 001-14768)

10.21

MDTE Order approving Rate Settlement Agreement dated December 31, 2005 (Exhibit 99.2, NSTAR Current Report on Form 8-K filed January 4, 2006, File No. 001-14768)

(E)

Eversource Energy and Public Service Company of New Hampshire

10.1

2015 Public Service Company of New Hampshire Restructuring and Rate Stabilization Agreement, dated as of June 10, 2015, by and among Eversource, PNSH, the Office of Energy and Planning, Designated Advocate Staff of the New Hampshire Public Utilities Commission, the Office of Consumer Advocate, New Hampshire District 3 Senator Jeb Bradley, New Hampshire District 15 Senator Dan Feltes, the City of Berlin, New Hampshire (subject to ratification by the Berlin City Council), Local No. 1837 of the International Brotherhood of Electrical Workers, the Conservation Law Foundation, the Retail Energy Supply Association, TransCanada Power Marketing Ltd., TransCanada Hydro Northeast Inc., New England Power Generators Association, Inc., and the New Hampshire Sustainable Energy Association d/b/a NH CleanTech Council.  (Exhibit 99.1, PSNH Current Report on Form 8-K filed June 11, 2015, File No. 001-06392)

*10.1.1

Amendment to the 2015 Public Service Company of New Hampshire Restructuring and Rate Stabilization Agreement dated January 26, 2016

(F)

Eversource Energy and Western Massachusetts Electric Company

10.1

Lease and Agreement by and between WMECO and Bank of New England, N.A., with BNE Realty Leasing Corporation of North Carolina dated as of December 15, 1988 (Exhibit 10.63, 1988 Eversource Energy Form 10-K, File No. 001-05324)

*12.

Ratio of Earnings to Fixed Charges

(A)

Eversource Energy

(B)

The Connecticut Light and Power Company

(C)

NSTAR Electric Company

(D)

Public Service Company of New Hampshire

(E)

Western Massachusetts Electric Company

*21.

Subsidiaries of the Registrant

*23.

Consents of Independent Registered Public Accounting Firm

*31.

Rule 13a – 14(a)/15 d – 14(a) Certifications

(A)

Eversource Energy

31

Certification of Thomas J. May, Chairman, President and Chief Executive Officer of Eversource Energy required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 26, 2016

31.1

Certification of James J. Judge, Executive Vice President and Chief Financial Officer of Eversource Energy required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 26, 2016

(B)

The Connecticut Light and Power Company

31

Certification of Thomas J. May, Chairman of CL&P required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 26, 2016

31.1

Certification of James J. Judge, Executive Vice President and Chief Financial Officer of CL&P required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 26, 2016

(C)

NSTAR Electric Company

31

Certification of Thomas J. May, Chairman of NSTAR Electric Company, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 26, 2016

31.1

Certification of James J. Judge, Executive Vice President and Chief Financial Officer of NSTAR Electric Company, required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 26, 2016

(D)

Public Service Company of New Hampshire

31

Certification of Thomas J. May, Chairman of PSNH required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 26, 2016

31.1

Certification of James J. Judge, Executive Vice President and Chief Financial Officer of PSNH required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 26, 2016

(E)

Western Massachusetts Electric Company

31

Certification of Thomas J. May, Chairman of WMECO required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 26, 2016

31.1

Certification of James J. Judge, Executive Vice President and Chief Financial Officer of WMECO required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 26, 2016

*32

18 U.S.C. Section 1350 Certifications

(A)

Eversource Energy

32

Certification of Thomas J. May, Chairman, President and Chief Executive Officer of Eversource Energy and James J. Judge, Executive Vice President and Chief Financial Officer of Eversource Energy, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 26, 2016

(B)

The Connecticut Light and Power Company

32

Certification of Thomas J. May, Chairman of The Connecticut Light and Power Company and James J. Judge, Executive Vice President and Chief Financial Officer of The Connecticut Light and Power Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 26, 2016

(C)

NSTAR Electric Company

32

Certification of Thomas J. May, Chairman of NSTAR Electric Company and James J. Judge, Executive Vice President and Chief Financial Officer of NSTAR Electric Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 26, 2016

(D)

Public Service Company of New Hampshire

32

Certification of Thomas J. May, Chairman of Public Service Company of New Hampshire and James J. Judge, Executive Vice President and Chief Financial Officer of Public Service Company of New Hampshire, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 26, 2016

(E)

Western Massachusetts Electric Company

32

Certification of Thomas J. May, Chairman of Western Massachusetts Electric Company and James J. Judge, Executive Vice President and Chief Financial Officer of Western Massachusetts Electric Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 26, 2016

*101.INS

XBRL Instance Document

*101.SCH

XBRL Taxonomy Extension Schema

*101.CAL

XBRL Taxonomy Extension Calculation

*101.DEF

XBRL Taxonomy Extension Definition

*101.LAB

XBRL Taxonomy Extension Labels

*101.PRE

XBRL Taxonomy Extension Presentation