Form 10-Q
period 2016-03-31
EVERSOURCE ENERGY; WESTERN MASSACHUSETTS ELECTRIC CO; NSTAR ELECTRIC CO; PUBLIC SERVICE CO OF NEW HAMPSHIRE; CONNECTICUT LIGHT & POWER CO
filed 2016-05-06
CIK 72741, 106170, 13372, 315256, 23426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016
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

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer

Eversource Energy	☒	☐	☐
The Connecticut Light and Power Company	☐	☐	☒
NSTAR Electric Company	☐	☐	☒
Public Service Company of New Hampshire	☐	☐	☒
Western Massachusetts Electric Company	☐	☐	☒

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

	Yes	No

Eversource Energy	☐	☒
The Connecticut Light and Power Company	☐	☒
NSTAR Electric Company	☐	☒
Public Service Company of New Hampshire	☐	☒
Western Massachusetts Electric Company	☐	☒

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

Company - Class of Stock	Outstanding as of April 30, 2016
Eversource Energy Common shares, $5.00 par value	317,207,036 shares

The Connecticut Light and Power Company Common stock, $10.00 par value	6,035,205 shares

NSTAR Electric Company Common stock, $1.00 par value	100 shares

Public Service Company of New Hampshire Common stock, $1.00 par value	301 shares

Western Massachusetts Electric Company Common stock, $25.00 par value	434,653 shares

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

Regulators:
DEEP	Connecticut Department of Energy and Environmental Protection
DOE	U.S. Department of Energy
DOER	Massachusetts Department of Energy Resources
DPU	Massachusetts Department of Public Utilities
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ISO-NE	ISO New England, Inc., the New England Independent System Operator
MA DEP	Massachusetts Department of Environmental Protection
NHPUC	New Hampshire Public Utilities Commission
PURA	Connecticut Public Utilities Regulatory Authority
SEC	U.S. Securities and Exchange Commission
SJC	Supreme Judicial Court of Massachusetts

Other Terms and Abbreviations:
ADIT	Accumulated Deferred Income Taxes
AFUDC	Allowance For Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income/(Loss)
ARO	Asset Retirement Obligation
C&LM	Conservation and Load Management
CfD	Contract for Differences
Clean Air Project	The construction of a wet flue gas desulphurization system, known as "scrubber technology," to reduce mercury emissions of the Merrimack coal-fired generation station in Bow, New Hampshire
CO2	Carbon dioxide
CPSL	Capital Projects Scheduling List
CTA	Competitive Transition Assessment
CWIP	Construction Work in Progress
EDC	Electric distribution company
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act of 1974
ESOP	Employee Stock Ownership Plan
ESPP	Employee Share Purchase Plan
Eversource 2015 Form 10-K	The Eversource Energy and Subsidiaries 2015 combined Annual Report on Form 10-K as filed with the SEC
FERC ALJ	FERC Administrative Law Judge
Fitch	Fitch Ratings
FMCC	Federally Mandated Congestion Charge
FTR	Financial Transmission Rights
GAAP	Accounting principles generally accepted in the United States of America
GSC	Generation Service Charge
GSRP	Greater Springfield Reliability Project
GWh	Gigawatt-Hours

i

HQ	Hydro-Québec, a corporation wholly owned by the Québec government, including its divisions that produce, transmit and distribute electricity in Québec, Canada
HVDC	High voltage direct current
Hydro Renewable Energy	Hydro Renewable Energy, Inc., a wholly owned subsidiary of Hydro-Québec
IPP	Independent Power Producers
ISO-NE Tariff	ISO-NE FERC Transmission, Markets and Services Tariff
kV	Kilovolt
kVa	Kilovolt-ampere
kW	Kilowatt (equal to one thousand watts)
kWh	Kilowatt-Hours (the basic unit of electricity energy equal to one kilowatt of power supplied for one hour)
LBR	Lost Base Revenue
LNG	Liquefied natural gas
LRS	Supplier of last resort service
MGP	Manufactured Gas Plant
MMBtu	One million British thermal units
Moody's	Moody's Investors Services, Inc.
MW	Megawatt
MWh	Megawatt-Hours
NEEWS	New England East-West Solution
Northern Pass	The high voltage direct current transmission line project from Canada into New Hampshire
NOx	Nitrogen oxides
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits Other Than Pension
PBOP Plan	Postretirement Benefits Other Than Pension Plan that provides certain retiree benefits, primarily medical, dental and life insurance
PCRBs	Pollution Control Revenue Bonds
Pension Plan	Single uniform noncontributory defined benefit retirement plan
PPA	Pension Protection Act
RECs	Renewable Energy Certificates
Regulatory ROE	The average cost of capital method for calculating the return on equity related to the distribution and generation business segment excluding the wholesale transmission segment
RNS	Regional Network Service
ROE	Return on Equity
RRB	Rate Reduction Bond or Rate Reduction Certificate
RSUs	Restricted share units
S&P	Standard & Poor's Financial Services LLC
SBC	Systems Benefits Charge
SCRC	Stranded Cost Recovery Charge
SERP	Supplemental Executive Retirement Plans and non-qualified defined benefit retirement plans
SIP	Simplified Incentive Plan
SO2	Sulfur dioxide
SS	Standard service
TCAM	Transmission Cost Adjustment Mechanism
TSA	Transmission Service Agreement
UI	The United Illuminating Company

EVERSOURCE ENERGY AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
WESTERN MASSACHUSETTS ELECTRIC COMPANY

TABLE OF CONTENTS

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(Thousands of Dollars)	2016	2015

ASSETS

Current Assets:
Cash and Cash Equivalents	$50,966	$23,947
Receivables, Net	890,977	775,480
Unbilled Revenues	192,084	202,647
Taxes Receivable	44,171	305,359
Fuel, Materials, Supplies and Inventory	359,225	336,476
Regulatory Assets	919,311	845,843
Prepayments and Other Current Assets	133,813	129,034
Total Current Assets	2,590,547	2,618,786

Property, Plant and Equipment, Net	20,096,693	19,892,441

Deferred Debits and Other Assets:
Regulatory Assets	3,703,486	3,737,960
Goodwill	3,519,401	3,519,401
Marketable Securities	502,948	516,478
Other Long-Term Assets	299,400	295,243
Total Deferred Debits and Other Assets	8,025,235	8,069,082

Total Assets	$30,712,475	$30,580,309

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable	$769,500	$1,160,953
Long-Term Debt - Current Portion	378,883	228,883
Accounts Payable	646,440	813,646
Obligations to Third Party Suppliers	135,978	128,564
Renewable Portfolio Standards Compliance Obligations	170,021	130,354
Regulatory Liabilities	111,414	107,759
Other Current Liabilities	381,678	419,631
Total Current Liabilities	2,593,914	2,989,790

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	5,284,255	5,147,678
Regulatory Liabilities	526,452	513,595
Derivative Liabilities	344,458	337,102
Accrued Pension, SERP and PBOP	1,355,422	1,407,288
Other Long-Term Liabilities	869,220	871,499
Total Deferred Credits and Other Liabilities	8,379,807	8,277,162

Capitalization:
Long-Term Debt	9,144,687	8,805,574

Noncontrolling Interest - Preferred Stock of Subsidiaries	155,568	155,568

Equity:
Common Shareholders' Equity:
Common Shares	1,669,392	1,669,313
Capital Surplus, Paid In	6,243,908	6,262,368
Retained Earnings	2,900,351	2,797,355
Accumulated Other Comprehensive Loss	(65,175)	(66,844)
Treasury Stock	(309,977)	(309,977)
Common Shareholders' Equity	10,438,499	10,352,215
Total Capitalization	19,738,754	19,313,357

Total Liabilities and Capitalization	$30,712,475	$30,580,309

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars, Except Share Information)	2016	2015

Operating Revenues	$2,055,635	$2,513,431

Operating Expenses:
Purchased Power, Fuel and Transmission	754,859	1,162,049
Operations and Maintenance	320,136	333,382
Depreciation	173,986	163,837
Amortization of Regulatory Assets, Net	20,997	60,604
Energy Efficiency Programs	137,175	146,603
Taxes Other Than Income Taxes	159,946	149,481
Total Operating Expenses	1,567,099	2,015,956
Operating Income	488,536	497,475
Interest Expense	98,212	94,843
Other Income, Net	2,011	5,727
Income Before Income Tax Expense	392,335	408,359
Income Tax Expense	146,302	153,226
Net Income	246,033	255,133
Net Income Attributable to Noncontrolling Interests	1,880	1,879
Net Income Attributable to Common Shareholders	$244,153	$253,254

Basic and Diluted Earnings Per Common Share	$0.77	$0.80

Dividends Declared Per Common Share	$0.45	$0.42

Weighted Average Common Shares Outstanding:
Basic	317,517,141	317,090,841
Diluted	318,481,050	318,491,188

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Net Income	$246,033	$255,133
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	534	509
Changes in Unrealized Gains on Marketable Securities	264	132
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	871	954
Other Comprehensive Income, Net of Tax	1,669	1,595
Comprehensive Income Attributable to Noncontrolling Interests	(1,880)	(1,879)
Comprehensive Income Attributable to Common Shareholders	$245,822	$254,849

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2016	2015

Operating Activities:
Net Income	$246,033	$255,133
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	173,986	163,837
Deferred Income Taxes	141,132	148,193
Pension, SERP and PBOP Expense	11,583	26,495
Pension and PBOP Contributions	(30,383)	(26,659)
Regulatory Underrecoveries, Net	(82,772)	(110,748)
Amortization of Regulatory Assets, Net	20,997	60,604
Other	(16,532)	(11,891)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(133,965)	(328,299)
Fuel, Materials, Supplies and Inventory	(22,748)	68,172
Taxes Receivable/Accrued, Net	279,106	272,021
Accounts Payable	(76,317)	(59,496)
Other Current Assets and Liabilities, Net	(10,156)	34,179
Net Cash Flows Provided by Operating Activities	499,964	491,541

Investing Activities:
Investments in Property, Plant and Equipment	(431,472)	(362,586)
Proceeds from Sales of Marketable Securities	136,805	114,730
Purchases of Marketable Securities	(135,427)	(116,735)
Other Investing Activities	5,494	66
Net Cash Flows Used in Investing Activities	(424,600)	(364,525)

Financing Activities:
Cash Dividends on Common Shares	(141,157)	(132,433)
Cash Dividends on Preferred Stock	(1,880)	(1,879)
Decrease in Notes Payable	(391,453)	(399,575)
Issuance of Long-Term Debt	500,000	450,000
Other Financing Activities	(13,855)	(10,805)
Net Cash Flows Used in Financing Activities	(48,345)	(94,692)
Net Increase in Cash and Cash Equivalents	27,019	32,324
Cash and Cash Equivalents - Beginning of Period	23,947	38,703
Cash and Cash Equivalents - End of Period	$50,966	$71,027

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(Thousands of Dollars)	2016	2015

ASSETS

Current Assets:
Cash	$16,482	$1,057
Receivables, Net	379,758	352,536
Accounts Receivable from Affiliated Companies	21,377	21,214
Unbilled Revenues	93,853	99,879
Taxes Receivable	4,650	137,643
Regulatory Assets	324,559	268,318
Materials and Supplies	48,083	43,124
Prepayments and Other Current Assets	49,753	32,234
Total Current Assets	938,515	956,005

Property, Plant and Equipment, Net	7,231,214	7,156,809

Deferred Debits and Other Assets:
Regulatory Assets	1,379,484	1,369,028
Other Long-Term Assets	113,017	111,115
Total Deferred Debits and Other Assets	1,492,501	1,480,143

Total Assets	$9,662,230	$9,592,957

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable to Eversource Parent	$115,500	$277,400
Long-Term Debt - Current Portion	150,000	-
Accounts Payable	246,475	267,764
Accounts Payable to Affiliated Companies	59,275	66,456
Obligations to Third Party Suppliers	61,674	60,746
Regulatory Liabilities	62,999	61,155
Derivative Liabilities	92,953	91,820
Other Current Liabilities	118,697	110,631
Total Current Liabilities	907,573	935,972

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,881,725	1,820,865
Regulatory Liabilities	77,744	74,830
Derivative Liabilities	342,698	336,189
Accrued Pension, SERP and PBOP	267,706	271,056
Other Long-Term Liabilities	131,953	133,446
Total Deferred Credits and Other Liabilities	2,701,826	2,636,386

Capitalization:
Long-Term Debt	2,614,324	2,763,682

Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200

Common Stockholder's Equity:
Common Stock	60,352	60,352
Capital Surplus, Paid In	2,056,376	1,910,663
Retained Earnings	1,206,035	1,170,278
Accumulated Other Comprehensive Loss	(456)	(576)
Common Stockholder's Equity	3,322,307	3,140,717
Total Capitalization	6,052,831	6,020,599

Total Liabilities and Capitalization	$9,662,230	$9,592,957

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2016	2015

Operating Revenues	$735,317	$804,917

Operating Expenses:
Purchased Power and Transmission	272,600	333,619
Operations and Maintenance	110,843	117,357
Depreciation	56,969	52,902
Amortization of Regulatory Assets, Net	9,878	48,306
Energy Efficiency Programs	38,090	42,807
Taxes Other Than Income Taxes	75,465	68,080
Total Operating Expenses	563,845	663,071
Operating Income	171,472	141,846
Interest Expense	36,498	36,624
Other Income, Net	936	2,159
Income Before Income Tax Expense	135,910	107,381
Income Tax Expense	48,863	38,147
Net Income	$87,047	$69,234

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Net Income	$87,047	$69,234
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	111	111
Changes in Unrealized Gains on Marketable Securities	9	4
Other Comprehensive Income, Net of Tax	120	115
Comprehensive Income	$87,167	$69,349

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2016	2015

Operating Activities:
Net Income	$87,047	$69,234
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	56,969	52,902
Deferred Income Taxes	58,363	19,340
Regulatory Underrecoveries, Net	(70,195)	(67,393)
Amortization of Regulatory Assets, Net	9,878	48,306
Other	2,216	6,205
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(37,501)	(124,969)
Taxes Receivable/Accrued, Net	141,951	158,163
Accounts Payable	(5,040)	(20,194)
Other Current Assets and Liabilities, Net	(22,533)	(7,727)
Net Cash Flows Provided by Operating Activities	221,155	133,867

Investing Activities:
Investments in Property, Plant and Equipment	(147,131)	(127,631)
Proceeds from the Sale of Property, Plant and Equipment	9,047	-
Other Investing Activities	49	1,981
Net Cash Flows Used in Investing Activities	(138,035)	(125,650)

Financing Activities:
Cash Dividends on Common Stock	(49,900)	(49,000)
Cash Dividends on Preferred Stock	(1,390)	(1,390)
(Decrease)/Increase in Notes Payable to Eversource Parent	(161,900)	56,700
Capital Contribution from Eversource Parent	145,700	-
Other Financing Activities	(205)	(65)
Net Cash Flows (Used in)/Provided by Financing Activities	(67,695)	6,245
Net Increase in Cash	15,425	14,462
Cash - Beginning of Period	1,057	2,356
Cash - End of Period	$16,482	$16,818

The accompanying notes are an integral part of these unaudited condensed financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(Thousands of Dollars)	2016	2015

ASSETS

Current Assets:
Cash and Cash Equivalents	$3,504	$3,346
Receivables, Net	256,760	229,936
Accounts Receivable from Affiliated Companies	2,990	4,034
Unbilled Revenues	28,596	29,464
Taxes Receivable	33,234	70,236
Materials, Supplies and Inventory	115,809	75,487
Regulatory Assets	361,307	348,408
Prepayments and Other Current Assets	13,957	11,448
Total Current Assets	816,157	772,359

Property, Plant and Equipment, Net	5,700,068	5,655,458

Deferred Debits and Other Assets:
Regulatory Assets	1,108,037	1,112,977
Other Long-Term Assets	58,323	62,467
Total Deferred Debits and Other Assets	1,166,360	1,175,444

Total Assets	$7,682,585	$7,603,261

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable	$148,500	$62,500
Long-Term Debt - Current Portion	200,000	200,000
Accounts Payable	189,594	228,250
Accounts Payable to Affiliated Companies	66,673	38,648
Obligations to Third Party Suppliers	62,588	56,718
Renewable Portfolio Standards Compliance Obligations	132,386	104,847
Regulatory Liabilities	4,997	3,281
Other Current Liabilities	58,776	72,007
Total Current Liabilities	863,514	766,251

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,793,183	1,760,339
Regulatory Liabilities	267,440	264,352
Accrued Pension, SERP and PBOP	188,974	209,153
Other Long-Term Liabilities	123,336	120,939
Total Deferred Credits and Other Liabilities	2,372,933	2,354,783

Capitalization:
Long-Term Debt	1,829,984	1,829,766

Preferred Stock Not Subject to Mandatory Redemption	43,000	43,000

Common Stockholder's Equity:
Common Stock	-	-
Capital Surplus, Paid In	995,378	995,378
Retained Earnings	1,577,241	1,613,538
Accumulated Other Comprehensive Income	535	545
Common Stockholder's Equity	2,573,154	2,609,461
Total Capitalization	4,446,138	4,482,227

Total Liabilities and Capitalization	$7,682,585	$7,603,261

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2016	2015

Operating Revenues	$614,216	$766,808

Operating Expenses:
Purchased Power and Transmission	254,336	401,867
Operations and Maintenance	94,696	75,824
Depreciation	51,886	48,768
Amortization of Regulatory Assets/(Liabilities), Net	4,683	(5,565)
Energy Efficiency Programs	66,243	55,417
Taxes Other Than Income Taxes	32,555	30,962
Total Operating Expenses	504,399	607,273
Operating Income	109,817	159,535
Interest Expense	20,889	20,446
Other (Loss)/Income, Net	(334)	602
Income Before Income Tax Expense	88,594	139,691
Income Tax Expense	34,101	56,130
Net Income	$54,493	$83,561

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Net Income	$54,493	$83,561
Other Comprehensive Loss, Net of Tax:
Changes in Funded Status of SERP Benefit Plan	(10)	(180)
Other Comprehensive Loss, Net of Tax	(10)	(180)
Comprehensive Income	$54,483	$83,381

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2016	2015

Operating Activities:
Net Income	$54,493	$83,561
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	51,886	48,768
Deferred Income Taxes	32,878	41,297
Pension and PBOP Contributions, Net of Pension, SERP and PBOP Expense	(12,953)	1,164
Regulatory Underrecoveries, Net	(16,746)	(103,142)
Amortization of Regulatory Assets/(Liabilities), Net	4,683	(5,565)
Bad Debt Expense	6,875	8,049
Other	(10,120)	(21,885)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(30,176)	(90,465)
Materials, Supplies and Inventory	(40,322)	(13,504)
Taxes Receivable/Accrued, Net	33,938	96,319
Accounts Payable	(26,838)	29,210
Accounts Receivable from/Payable to Affiliates, Net	29,069	96,368
Other Current Assets and Liabilities, Net	19,600	51,157
Net Cash Flows Provided by Operating Activities	96,267	221,332

Investing Activities:
Investments in Property, Plant and Equipment	(91,319)	(79,776)
Other Investing Activities	-	53
Net Cash Flows Used in Investing Activities	(91,319)	(79,723)

Financing Activities:
Cash Dividends on Common Stock	(90,300)	(49,500)
Cash Dividends on Preferred Stock	(490)	(490)
Increase/(Decrease) in Notes Payable	86,000	(86,500)
Other Financing Activities	-	5
Net Cash Flows Used in Financing Activities	(4,790)	(136,485)
Increase in Cash and Cash Equivalents	158	5,124
Cash and Cash Equivalents - Beginning of Period	3,346	12,773
Cash and Cash Equivalents - End of Period	$3,504	$17,897

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(Thousands of Dollars)	2016	2015

ASSETS

Current Assets:
Cash	$3,580	$1,733
Receivables, Net	89,138	77,546
Accounts Receivable from Affiliated Companies	7,667	2,352
Unbilled Revenues	36,497	38,207
Taxes Receivable	-	43,128
Fuel, Materials, Supplies and Inventory	149,965	156,868
Regulatory Assets	101,633	104,971
Prepayments and Other Current Assets	5,963	24,302
Total Current Assets	394,443	449,107

Property, Plant and Equipment, Net	2,881,435	2,855,363

Deferred Debits and Other Assets:
Regulatory Assets	245,760	257,873
Other Long-Term Assets	34,703	34,176
Total Deferred Debits and Other Assets	280,463	292,049

Total Assets	$3,556,341	$3,596,519

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable to Eversource Parent	$157,100	$231,300
Accounts Payable	64,717	87,925
Accounts Payable to Affiliated Companies	29,814	24,214
Accrued Taxes	21,231	4,648
Regulatory Liabilities	4,723	6,898
Other Current Liabilities	43,132	39,273
Total Current Liabilities	320,717	394,258

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	723,110	705,894
Regulatory Liabilities	47,930	47,851
Accrued Pension, SERP and PBOP	77,218	89,579
Other Long-Term Liabilities	50,453	50,746
Total Deferred Credits and Other Liabilities	898,711	894,070

Capitalization:
Long-Term Debt	1,071,275	1,071,017

Common Stockholder's Equity:
Common Stock	-	-
Capital Surplus, Paid In	760,134	748,634
Retained Earnings	511,559	494,901
Accumulated Other Comprehensive Loss	(6,055)	(6,361)
Common Stockholder's Equity	1,265,638	1,237,174
Total Capitalization	2,336,913	2,308,191

Total Liabilities and Capitalization	$3,556,341	$3,596,519

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2016	2015

Operating Revenues	$242,290	$284,847

Operating Expenses:
Purchased Power, Fuel and Transmission	50,214	99,579
Operations and Maintenance	59,213	58,428
Depreciation	28,235	25,646
Amortization of Regulatory Assets, Net	8,518	15,132
Energy Efficiency Programs	3,620	3,772
Taxes Other Than Income Taxes	21,795	19,079
Total Operating Expenses	171,595	221,636
Operating Income	70,695	63,211
Interest Expense	12,461	11,272
Other Income, Net	150	382
Income Before Income Tax Expense	58,384	52,321
Income Tax Expense	22,326	20,276
Net Income	$36,058	$32,045

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Net Income	$36,058	$32,045
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	290	291
Changes in Unrealized Gains on Marketable Securities	16	8
Other Comprehensive Income, Net of Tax	306	299
Comprehensive Income	$36,364	$32,344

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2016	2015

Operating Activities:
Net Income	$36,058	$32,045
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	28,235	25,646
Deferred Income Taxes	21,181	38,767
Regulatory Underrecoveries, Net	(2,291)	(288)
Amortization of Regulatory Assets, Net	8,518	15,132
Other	(9,166)	2,999
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(17,207)	(31,556)
Fuel, Materials, Supplies and Inventory	6,903	34,572
Taxes Receivable/Accrued, Net	57,935	(16,576)
Accounts Payable	2,100	(4,285)
Other Current Assets and Liabilities, Net	24,021	17,468
Net Cash Flows Provided by Operating Activities	156,287	113,924

Investing Activities:
Investments in Property, Plant and Equipment	(72,338)	(71,905)
Other Investing Activities	84	(2,277)
Net Cash Flows Used in Investing Activities	(72,254)	(74,182)

Financing Activities:
Cash Dividends on Common Stock	(19,400)	(26,500)
Decrease in Notes Payable to Eversource Parent	(74,200)	(8,500)
Capital Contribution from Eversource Parent	11,500	-
Other Financing Activities	(86)	(82)
Net Cash Flows Used in Financing Activities	(82,186)	(35,082)
Net Increase in Cash	1,847	4,660
Cash - Beginning of Period	1,733	489
Cash - End of Period	$3,580	$5,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(Thousands of Dollars)	2016	2015

ASSETS

Current Assets:
Cash	$2,269	$834
Receivables, Net	59,324	50,912
Accounts Receivable from Affiliated Companies	8,612	18,633
Unbilled Revenues	13,753	15,065
Taxes Receivable	6,431	33,407
Regulatory Assets	61,363	56,166
Prepayments and Other Current Assets	8,396	7,882
Total Current Assets	160,148	182,899

Property, Plant and Equipment, Net	1,590,524	1,575,306

Deferred Debits and Other Assets:
Regulatory Assets	131,432	135,010
Other Long-Term Assets	26,148	24,875
Total Deferred Debits and Other Assets	157,580	159,885

Total Assets	$1,908,252	$1,918,090

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable to Eversource Parent	$143,500	$143,400
Accounts Payable	34,240	58,364
Accounts Payable to Affiliated Companies	16,740	19,896
Renewable Portfolio Standards Compliance Obligations	11,899	6,395
Regulatory Liabilities	9,760	13,122
Other Current Liabilities	18,404	23,532
Total Current Liabilities	234,543	264,709

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	480,250	470,539
Regulatory Liabilities	13,775	11,597
Accrued Pension, SERP and PBOP	17,897	19,515
Other Long-Term Liabilities	39,566	36,819
Total Deferred Credits and Other Liabilities	551,488	538,470

Capitalization:
Long-Term Debt	517,200	517,329

Common Stockholder's Equity:
Common Stock	10,866	10,866
Capital Surplus, Paid In	391,398	391,398
Retained Earnings	205,467	198,140
Accumulated Other Comprehensive Loss	(2,710)	(2,822)
Common Stockholder's Equity	605,021	597,582
Total Capitalization	1,122,221	1,114,911

Total Liabilities and Capitalization	$1,908,252	$1,918,090

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2016	2015

Operating Revenues	$128,095	$152,864

Operating Expenses:
Purchased Power and Transmission	39,563	69,661
Operations and Maintenance	21,805	19,784
Depreciation	11,371	10,375
Amortization of Regulatory Assets, Net	1,212	3,927
Energy Efficiency Programs	10,856	11,075
Taxes Other Than Income Taxes	10,232	9,437
Total Operating Expenses	95,039	124,259
Operating Income	33,056	28,605
Interest Expense	6,004	6,823
Other (Loss)/Income, Net	(149)	575
Income Before Income Tax Expense	26,903	22,357
Income Tax Expense	10,076	9,113
Net Income	$16,827	$13,244

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Net Income	$16,827	$13,244
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	109	85
Changes in Unrealized Gains on Marketable Securities	3	1
Other Comprehensive Income, Net of Tax	112	86
Comprehensive Income	$16,939	$13,330

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2016	2015

Operating Activities:
Net Income	$16,827	$13,244
Adjustments to Reconcile Net Income to Net Cash Flows Provided by/(Used in) Operating Activities:
Depreciation	11,371	10,375
Deferred Income Taxes	9,921	12,759
Regulatory Underrecoveries, Net	(6,100)	(14,442)
Amortization of Regulatory Assets, Net	1,212	3,927
Other	(541)	(1,197)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	2,197	(26,298)
Taxes Receivable/Accrued, Net	26,976	64
Accounts Payable	(11,011)	85
Other Current Assets and Liabilities, Net	(136)	65
Net Cash Flows Provided by/(Used in) Operating Activities	50,716	(1,418)

Investing Activities:
Investments in Property, Plant and Equipment	(39,891)	(35,899)
Proceeds from Sales of Marketable Securities	479	23,249
Purchases of Marketable Securities	(466)	(23,442)
Net Cash Flows Used in Investing Activities	(39,878)	(36,092)

Financing Activities:
Cash Dividends on Common Stock	(9,500)	(9,300)
Increase in Notes Payable to Eversource Parent	100	49,100
Other Financing Activities	(3)	(245)
Net Cash Flows (Used in)/Provided by Financing Activities	(9,403)	39,555
Net Increase in Cash	1,435	2,045
Cash - Beginning of Period	834	-
Cash - End of Period	$2,269	$2,045

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

The combined notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  The accompanying financial statements should be read in conjunction with the entirety of this combined Quarterly Report on Form 10-Q and the 2015 combined Annual Report on Form 10-K of Eversource, CL&P, NSTAR Electric, PSNH and WMECO, which was filed with the SEC.  The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The financial statements contain, in the opinion of management, all adjustments (including normal, recurring adjustments) necessary to present fairly Eversource's, CL&P's, NSTAR Electric's, PSNH's and WMECO's financial position as of March 31, 2016 and December 31, 2015, and the results of operations, comprehensive income and cash flows for the three months ended March 31, 2016 and 2015.  The results of operations, comprehensive income and cash flows for the three months ended March 31, 2016 and 2015 are not necessarily indicative of the results expected for a full year.

Eversource consolidates CYAPC and YAEC because CL&P's, NSTAR Electric's, PSNH's and WMECO's combined ownership interest in each of these entities is greater than 50 percent.  Intercompany transactions between CL&P, NSTAR Electric, PSNH and WMECO and the CYAPC and YAEC companies have been eliminated in consolidation of the Eversource financial statements.

Access Northeast is a natural gas pipeline and storage project (the "Project") being developed jointly by Eversource, Spectra Energy Corp and National Grid. Access Northeast will enhance the Algonquin and Maritimes & Northeast pipeline systems using existing routes.  Eversource and Spectra Energy Corp each own a 40 percent interest in the Project, with the remaining 20 percent interest owned by National Grid.  The total projected cost for both the pipeline and the LNG storage is expected to be approximately $3 billion, to be funded in proportion to ownership interest (approximately $1.2 billion by Eversource), with anticipated in-service dates commencing in November 2018.  Eversource’s cumulative equity investment in the Project as of March 31, 2016 of $14.4 million is presented in Other Long-Term Assets.

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

Certain reclassifications of prior period data were made in the accompanying financial statements to conform to the current period presentation and as a result of the adoption of new accounting guidance.  See Note 1B,"Summary of Significant Accounting Policies – Accounting Standards," for further information.

B.

Accounting Standards

Accounting Standards Issued but not Yet Effective:  In May 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which amends existing revenue recognition guidance and is required to be applied retrospectively (either to each reporting period presented or cumulatively at the date of initial application).  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, which defers the effective date of ASU 2014-09 to the first quarter of 2018, with 2017 application permitted.  The guidance continues to be interpreted on an industry specific level.  The Company is evaluating the requirements and potential impacts of ASU 2014-09 and will implement the standard in the first quarter of 2018.  The ASU is not currently expected to have a material impact on the financial statements of Eversource, CL&P, NSTAR Electric, PSNH or WMECO.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Liabilities, which is required to be implemented in the first quarter of 2018.  The Company is reviewing the requirements of the ASU.  The ASU will remove the available-for-sale designation for equity securities, whereby changes in fair value are recorded in other comprehensive income in shareholders' equity, and will require changes in fair value of all equity securities to be recorded in earnings beginning on January 1, 2018, with the unrealized gain or loss on available-for-sale equity securities as of that date reclassified to retained earnings as a cumulative effect of adoption.  The fair value of available-for-sale equity securities subject to this guidance as of March 31, 2016 was approximately $52 million.  The remaining available-for-sale equity securities included in marketable securities on the balance sheet are held in nuclear decommissioning trusts and are subject to regulatory accounting treatment and will not be impacted by this guidance.  Implementation of the ASU for other financial instruments is not expected to have a material impact on the financial statements of Eversource, CL&P, NSTAR Electric, PSNH or WMECO.

In February 2016, the FASB issued ASU 2016-02, Leases, which changes existing lease accounting guidance and is required to be applied in the first quarter of 2019, with earlier application permitted.  The ASU is required to be implemented for leases beginning on the date of initial application.  For prior periods presented, leases are required to be recognized and measured using a modified retrospective approach.  The Company is reviewing the requirements of ASU 2016-02.

Recently Adopted Accounting Standards:  In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis.  As required, the Company implemented this guidance as of January 1, 2016, which had no effect on the financial position or results of operations of Eversource, CL&P, NSTAR Electric, PSNH or WMECO.

In April 2015, the FASB issued ASU 2015-05, Intangibles – Goodwill and Other – Internal-Use Software: Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, effective for annual periods, including interim periods, beginning after December 15, 2015.  The ASU amends existing guidance on intangibles and internal-use software and may be applied prospectively or retrospectively.  On January 1, 2016, Eversource adopted the new accounting guidance prospectively, which did not have an impact on the financial statements of Eversource, CL&P, NSTAR Electric, PSNH or WMECO.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting.  The ASU is intended to simplify some aspects of the accounting for share-based payment transactions.  The ASU is required to be implemented in the first quarter of 2017, with early adoption permitted.  The Company implemented this guidance in the first quarter of 2016.  Beginning in the first quarter of 2016, the excess tax benefit associated with the distribution of stock compensation awards, previously recognized in Capital Surplus, Paid In in Common Shareholders' Equity on the balance sheet, are recognized in income tax expense in the income statement.  The implementation reduced income tax expense by $2.5 million for the three months ended March 31, 2016.  Also, beginning in 2016, in the statement of cash flows, the excess tax benefits are presented as an operating activity rather than a financing activity, and in both periods presented, cash paid to satisfy the statutory income tax withholding obligation previously reflected within operating activities in 2015 is now treated as a financing activity.  The cash payments to satisfy this obligation for the three months ended March 31, 2016 and 2015 were $9.1 million and $9.7 million, respectively, and are included in Other Financing Activities on the statements of cash flows.

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

The PURA allows CL&P and Yankee Gas to accelerate the recovery of accounts receivable balances attributable to qualified customers under financial or medical duress (uncollectible hardship accounts receivable) outstanding for greater than 180 days and 90 days, respectively.  The DPU allows WMECO and NSTAR Gas to also recover in rates amounts associated with certain uncollectible hardship accounts receivable.  Certain of NSTAR Electric's uncollectible hardship accounts receivable are expected to be recovered in future rates, similar to WMECO and NSTAR Gas.  These uncollectible customer account balances, which are expected to be recovered in rates, are included in Regulatory Assets or Other Long-Term Assets on the balance sheets.

The total provision for uncollectible accounts and for uncollectible hardship accounts, which is included in the total provision, are included in Receivables, Net on the balance sheets, and were as follows:

	Total Provision for Uncollectible Accounts		Uncollectible Hardship
(Millions of Dollars)	As of March 31, 2016	As of December 31, 2015	As of March 31, 2016	As of December 31, 2015
Eversource	$197.6	$190.7	$118.9	$118.5
CL&P	84.9	79.5	71.3	68.1
NSTAR Electric	51.5	52.6	22.7	25.3
PSNH	9.1	8.7	-	-
WMECO	13.6	14.0	7.1	7.4

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

F.

Other Taxes

Gross receipts taxes levied by the state of Connecticut are collected by CL&P and Yankee Gas from their respective customers.  These gross receipts taxes are shown separately with collections in Operating Revenues and with payments in Taxes Other Than Income Taxes on the statements of income as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2016	March 31, 2015
Eversource	$42.2	$41.9
CL&P	36.0	33.0

As agents for state and local governments, Eversource's companies that serve customers in Connecticut and Massachusetts collect certain sales taxes that are recorded on a net basis with no impact on the statements of income.

G. Supplemental Cash Flow Information
Non-cash investing activities include plant additions included in Accounts Payable as follows:

(Millions of Dollars)	As of March 31, 2016	As of March 31, 2015
Eversource	$125.6	$110.4
CL&P	52.6	42.3
NSTAR Electric	11.7	21.9
PSNH	26.8	21.7
WMECO	10.7	8.3

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

Regulatory Assets:  The components of regulatory assets were as follows:

	As of March 31, 2016	As of December 31, 2015
(Millions of Dollars)	Eversource	Eversource
Benefit Costs	$1,796.2	$1,828.2
Derivative Liabilities	389.6	388.0
Income Taxes, Net	646.6	650.9
Storm Restoration Costs	450.5	436.9
Goodwill-related	479.8	484.9
Regulatory Tracker Mechanisms	604.4	526.5
Contractual Obligations - Yankee Companies	130.4	134.4
Other Regulatory Assets	125.3	134.0
Total Regulatory Assets	4,622.8	4,583.8
Less: Current Portion	919.3	845.8
Total Long-Term Regulatory Assets	$3,703.5	$3,738.0

	As of March 31, 2016				As of December 31, 2015
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH	WMECO
Benefit Costs	$406.3	$471.4	$161.5	$83.4	$413.6	$479.9	$164.2	$84.9
Derivative Liabilities	385.1	3.9	-	-	380.8	1.3	-	-
Income Taxes, Net	444.3	85.7	29.9	31.3	444.4	85.7	34.5	31.8
Storm Restoration Costs	284.2	118.3	26.6	21.4	271.4	110.9	31.5	23.1
Goodwill-related	-	411.9	-	-	-	416.3	-	-
Regulatory Tracker Mechanisms	104.3	325.9	98.1	45.3	45.1	311.0	101.2	40.1
Other Regulatory Assets	79.9	52.2	31.3	11.4	82.0	56.3	31.5	11.3
Total Regulatory Assets	1,704.1	1,469.3	347.4	192.8	1,637.3	1,461.4	362.9	191.2
Less: Current Portion	324.6	361.3	101.6	61.4	268.3	348.4	105.0	56.2
Total Long-Term Regulatory Assets	$1,379.5	$1,108.0	$245.8	$131.4	$1,369.0	$1,113.0	$257.9	$135.0

Regulatory Costs in Other Long-Term Assets:  The Regulated companies had $76.1 million (including $2.8 million for CL&P, $33 million for NSTAR Electric, $5.4 million for PSNH and $18 million for WMECO) and $75.3 million (including $3.1 million for CL&P, $35.4 million for NSTAR Electric, $4.8 million for PSNH, and $16.7 million for WMECO) of additional regulatory costs as of March 31, 2016 and December 31, 2015, respectively, that were included in Other Long-Term Assets on the balance sheets.  These amounts represent incurred costs for which recovery has not yet been specifically approved by the applicable regulatory agency.  However, based on regulatory policies or past precedent on similar costs, management believes it is probable that these costs will ultimately be approved and recovered from customers in rates.

Regulatory Liabilities:  The components of regulatory liabilities were as follows:

	As of March 31, 2016	As of December 31, 2015
(Millions of Dollars)	Eversource	Eversource
Cost of Removal	$444.7	$437.1
Regulatory Tracker Mechanisms	101.1	99.7
AFUDC – Transmission	65.9	66.1
Other Regulatory Liabilities	26.2	18.5
Total Regulatory Liabilities	637.9	621.4
Less: Current Portion	111.4	107.8
Total Long-Term Regulatory Liabilities	$526.5	$513.6

	As of March 31, 2016				As of December 31, 2015
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH	WMECO
Cost of Removal	$26.7	$260.2	$47.3	$3.7	$24.1	$257.4	$47.2	$2.8
Regulatory Tracker Mechanisms	49.7	4.5	2.6	10.9	56.2	3.3	3.4	12.9
AFUDC – Transmission	51.2	5.8	-	8.9	51.5	5.7	-	8.9
Other Regulatory Liabilities	13.1	1.9	2.7	0.1	4.2	1.3	4.2	0.1
Total Regulatory Liabilities	140.7	272.4	52.6	23.6	136.0	267.7	54.8	24.7
Less: Current Portion	63.0	5.0	4.7	9.8	61.2	3.3	6.9	13.1
Total Long-Term Regulatory Liabilities	$77.7	$267.4	$47.9	$13.8	$74.8	$264.4	$47.9	$11.6

3.

PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

The following tables summarize the investments in utility property, plant and equipment by asset category:

	As of March 31, 2016	As of December 31, 2015
(Millions of Dollars)	Eversource	Eversource
Distribution – Electric	$13,227.4	$13,054.8
Distribution - Natural Gas	2,759.1	2,727.2
Transmission – Electric	7,725.3	7,691.9
Generation	1,210.3	1,194.1
Electric and Natural Gas Utility	24,922.1	24,668.0
Other (1)	575.5	558.6
Property, Plant and Equipment, Gross	25,497.6	25,226.6
Less: Accumulated Depreciation
Electric and Natural Gas Utility	(6,249.0)	(6,141.1)
Other	(264.8)	(255.6)
Total Accumulated Depreciation	(6,513.8)	(6,396.7)
Property, Plant and Equipment, Net	18,983.8	18,829.9
Construction Work in Progress	1,112.9	1,062.5
Total Property, Plant and Equipment, Net	$20,096.7	$19,892.4

(1)

These assets are primarily comprised of building improvements, computer software, hardware and equipment at Eversource Service.

	As of March 31, 2016				As of December 31, 2015
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH	WMECO
Distribution	$5,429.5	$5,176.1	$1,839.5	$822.2	$5,377.2	$5,100.5	$1,804.8	$812.3
Transmission	3,631.3	2,137.7	936.1	971.0	3,618.0	2,131.3	928.2	964.9
Generation	-	-	1,174.3	36.0	-	-	1,158.1	36.0
Property, Plant and Equipment, Gross	9,060.8	7,313.8	3,949.9	1,829.2	8,995.2	7,231.8	3,891.1	1,813.2
Less: Accumulated Depreciation	(2,073.7)	(1,924.4)	(1,192.0)	(317.0)	(2,041.9)	(1,886.8)	(1,171.0)	(307.0)
Property, Plant and Equipment, Net	6,987.1	5,389.4	2,757.9	1,512.2	6,953.3	5,345.0	2,720.1	1,506.2
Construction Work in Progress	244.1	310.7	123.5	78.3	203.5	310.5	135.3	69.1
Total Property, Plant and Equipment, Net	$7,231.2	$5,700.1	$2,881.4	$1,590.5	$7,156.8	$5,655.5	$2,855.4	$1,575.3

As of March 31, 2016, PSNH had $1.2 billion in gross generation utility plant assets and related Accumulated Depreciation of $531.7 million.  These generation assets are the subject of a divestiture agreement entered into on June 10, 2015 between Eversource, PSNH and key New Hampshire officials whereby PSNH agreed to divest these generation assets upon NHPUC approval.  Upon completion of the divestiture process, all remaining costs not recovered by the sale of these assets (stranded costs) will be recovered via bonds that will be secured by a non-bypassable charge or other recovery mechanisms in rates billed to PSNH's customers.  See Note 8E, "Commitments and Contingencies – PSNH Generation Restructuring," for further information.

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

The gross fair values of derivative assets and liabilities with the same counterparty are offset and reported as net Derivative Assets or Derivative Liabilities, with current and long-term portions, on the balance sheets.  The following table presents the gross fair values of contracts, categorized by risk type, and the net amounts recorded as current or long-term derivative assets or liabilities:

	As of March 31, 2016			As of December 31, 2015
	Commodity Supply		Net Amount	Commodity Supply		Net Amount
	and Price Risk		Recorded as	and Price Risk		Recorded as
(Millions of Dollars)	Management	Netting (1)	a Derivative	Management	Netting (1)	a Derivative
Current Derivative Assets:
Level 3:
Eversource	$17.2	$(11.0)	$6.2	$16.7	$(10.9)	$5.8
CL&P	16.7	(11.0)	5.7	16.7	(10.9)	5.8
NSTAR Electric	0.5	-	0.5	-	-	-

Long-Term Derivative Assets:
Level 2:
Eversource	$-	$-	$-	$0.1	$-	$0.1
Level 3:
Eversource	62.6	(16.9)	45.7	62.0	(19.3)	42.7
CL&P	61.8	(16.9)	44.9	60.7	(19.3)	41.4
NSTAR Electric	0.8	-	0.8	1.3	-	1.3

Current Derivative Liabilities:
Level 2:
Eversource	$(0.9)	$0.2	$(0.7)	$(5.8)	$-	$(5.8)
Level 3:
Eversource	(95.1)	-	(95.1)	(92.3)	-	(92.3)
CL&P	(93.0)	-	(93.0)	(91.8)	-	(91.8)
NSTAR Electric	(2.1)	-	(2.1)	(0.5)	-	(0.5)

Long-Term Derivative Liabilities:
Level 3:
Eversource	$(344.5)	$-	$(344.5)	$(337.1)	$-	$(337.1)
CL&P	(342.7)	-	(342.7)	(336.2)	-	(336.2)
NSTAR Electric	(1.8)	-	(1.8)	(0.9)	-	(0.9)

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

As of March 31, 2016 and December 31, 2015, Eversource had NYMEX financial contracts for natural gas futures in order to reduce variability associated with the purchase price of approximately 5.3 million and 9.1 million MMBtu of natural gas, respectively.

For the three months ended March 31, 2016 and 2015, there were losses of $30.5 million and $16.6 million, respectively, deferred as regulatory costs, which reflect the change in fair value associated with Eversource's derivative contracts.

Credit Risk

Certain of Eversource's derivative contracts contain credit risk contingent provisions.  These provisions require Eversource to maintain investment grade credit ratings from the major rating agencies and to post collateral for contracts in a net liability position over specified credit limits. As of March 31, 2016 and December 31, 2015, Eversource had $0.7 million and $5.8 million, respectively, of derivative contracts in a net liability position that were subject to credit risk contingent provisions and would have been required to post additional collateral of $0.9 million and $5.8 million, respectively, if certain of Eversource's unsecured debt credit ratings had been downgraded to below investment grade.

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

The following is a summary of Eversource's, including CL&P's and NSTAR Electric's, Level 3 derivative contracts and the range of the significant unobservable inputs utilized in the valuations over the duration of the contracts:

	As of March 31, 2016					As of December 31, 2015
	Range				Period Covered	Range				Period Covered
Capacity Prices:
Eversource	$11.08	-	15.82	per kW-Month	2017 - 2026	$10.81	-	15.82	per kW-Month	2016 - 2026
CL&P	$11.08	-	12.60	per kW-Month	2020 - 2026	$10.81	-	12.60	per kW-Month	2019 - 2026
NSTAR Electric	$12.11	-	15.82	per kW-Month	2017 - 2018	$10.81	-	15.82	per kW-Month	2016 - 2019

Forward Reserve:
Eversource, CL&P	$2.00			per kW-Month	2016 - 2024	$2.00			per kW-Month	2016 - 2024

REC Prices:
Eversource, NSTAR Electric	$30	-	35	per REC	2016 - 2018	$45	-	51	per REC	2016 - 2018

Exit price premiums of 5 percent through 22 percent are also applied on these contracts and reflect the uncertainty and illiquidity premiums that would be required based on the most recent market activity available for similar type contracts.

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

	For the Three Months Ended March 31,
	2016			2015
			NSTAR			NSTAR
(Millions of Dollars)	Eversource	CL&P	Electric	Eversource	CL&P	Electric
Derivatives, Net:
Fair Value as of Beginning of Period	$(380.9)	$(380.8)	$(0.1)	$(415.4)	$(410.9)	$(4.5)
Net Realized/Unrealized Gains/(Losses) Included in Regulatory Assets and Liabilities	(28.9)	(24.6)	(4.3)	(12.1)	(12.1)	-
Settlements	22.1	20.3	1.8	20.7	19.7	1.0
Fair Value as of End of Period	$(387.7)	$(385.1)	$(2.6)	$(406.8)	$(403.3)	$(3.5)

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

Trading Securities:  Eversource has elected to record certain equity securities as trading securities, with the changes in fair values recorded in Other Income, Net on the statements of income.  As of March 31, 2016 and December 31, 2015, these securities were classified as Level 1 in the fair value hierarchy and totaled $14.0 million and $14.2 million, respectively.   For the three months ended March 31, 2016 and 2015, net gains on these securities of $0.2 million and $1.6 million, respectively, were recorded in Other Income, Net on the statements of income.  Dividend income is recorded in Other Income, Net when dividends are declared.

Available-for-Sale Securities:  The following is a summary of available-for-sale securities, which are recorded at fair value and are included in current and long-term Marketable Securities on the balance sheets.

	As of March 31, 2016				As of December 31, 2015
		Pre-Tax	Pre-Tax			Pre-Tax	Pre-Tax
Eversource	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
(Millions of Dollars)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Debt Securities	$257.9	$7.0	$(0.1)	$264.8	$256.5	$4.5	$(0.6)	$260.4
Equity Securities	214.7	42.0	(3.5)	253.2	215.3	59.2	(3.4)	271.1

Eversource's debt and equity securities include CYAPC's and YAEC's marketable securities held in nuclear decommissioning trusts of $424.2 million and $436.9 million as of March 31, 2016 and December 31, 2015, respectively.  Unrealized gains and losses for these nuclear decommissioning trusts are recorded in Marketable Securities with the corresponding offset to Other Long-Term Liabilities on the balance sheets, with no impact on the statements of income.

Unrealized Losses and Other-than-Temporary Impairment:  There have been no significant unrealized losses, other-than-temporary impairments or credit losses for the three months ended March 31, 2016 and 2015.  Factors considered in determining whether a credit loss exists include the duration and severity of the impairment, adverse conditions specifically affecting the issuer, and the payment history, ratings and rating changes of the security.  For asset-backed debt securities, underlying collateral and expected future cash flows are also evaluated.

Realized Gains and Losses:  Realized gains and losses on available-for-sale securities are recorded in Other Income, Net for Eversource's benefit trust and are offset in Other Long-Term Liabilities for CYAPC and YAEC.  Eversource utilizes the specific identification basis method for the Eversource benefit trust, and the average cost basis method for the CYAPC and YAEC nuclear decommissioning trusts to compute the realized gains and losses on the sale of available-for-sale securities.

Contractual Maturities:  As of March 31 2016, the contractual maturities of available-for-sale debt securities were as follows:

Eversource	Amortized
(Millions of Dollars)	Cost	Fair Value
Less than one year (1)	$38.2	$38.2
One to five years	51.5	52.1
Six to ten years	42.7	44.4
Greater than ten years	125.5	130.1
Total Debt Securities	$257.9	$264.8

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

Fair Value Measurements:  The following table presents the marketable securities recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

Eversource
(Millions of Dollars)	As of March 31, 2016	As of December 31, 2015
Level 1:
Mutual Funds and Equities	$267.2	$285.3
Money Market Funds	32.1	26.9
Total Level 1	$299.3	$312.2
Level 2:
U.S. Government Issued Debt Securities (Agency and Treasury)	$59.4	$46.6
Corporate Debt Securities	37.0	43.9
Asset-Backed Debt Securities	19.6	20.0
Municipal Bonds	108.0	111.4
Other Fixed Income Securities	8.7	11.6
Total Level 2	$232.7	$233.5
Total Marketable Securities	$532.0	$545.7

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

6.

SHORT-TERM AND LONG-TERM DEBT

Commercial Paper Programs and Credit Agreements:  Eversource parent has a $1.45 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt.  As of March 31, 2016 and December 31, 2015, Eversource parent had $621 million and approximately $1.1 billion, respectively, in short-term borrowings outstanding under the Eversource parent commercial paper program, leaving $829 million and $351.5 million of available borrowing capacity as of March 31, 2016 and December 31, 2015, respectively.  The weighted-average interest rate on these borrowings as of March 31, 2016 and December 31, 2015 was 0.68 percent and 0.72 percent, respectively.  As of March 31, 2016, there were intercompany loans from Eversource parent of $115.5 million to CL&P, $157.1 million to PSNH and $143.5 million to WMECO.  As of December 31, 2015, there were intercompany loans from Eversource parent of $277.4 million to CL&P, $231.3 million to PSNH and $143.4 million to WMECO.  Eversource parent, CL&P, PSNH, WMECO, NSTAR Gas and Yankee Gas are parties to a five-year $1.45 billion revolving credit facility, which terminates on September 4, 2020.  The revolving credit facility serves to backstop Eversource parent's $1.45 billion commercial paper program.

NSTAR Electric has a $450 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt.  As of March 31, 2016 and December 31, 2015, NSTAR Electric had $148.5 million and $62.5 million, respectively, in short-term borrowings outstanding under its commercial paper program, leaving $301.5 million and $387.5 million of available borrowing capacity as of March 31, 2016 and December 31, 2015, respectively.  The weighted-average interest rate on these borrowings as of March 31, 2016 and December 31, 2015 was 0.38 percent and 0.40 percent, respectively.  NSTAR Electric is a party to a five-year $450 million revolving credit facility, which terminates on September 4, 2020.  The revolving credit facility serves to backstop NSTAR Electric's $450 million commercial paper program.

Except as described below, amounts outstanding under the commercial paper programs are included in Notes Payable for Eversource and NSTAR Electric and are classified in current liabilities on the balance sheets as all borrowings are outstanding for no more than 364 days at one time.  Intercompany loans from Eversource parent to CL&P, PSNH and WMECO are included in Notes Payable to Eversource Parent and are classified in current liabilities on their respective balance sheets.  Intercompany loans from Eversource parent to CL&P, PSNH and WMECO are eliminated in consolidation on Eversource's balance sheets.

Long-Term Debt:  In March 2016, Eversource parent issued $250 million of 2.50 percent Series I Senior Notes due to mature in 2021 and $250 million of 3.35 percent Series J Senior Notes due to mature in 2026.  The proceeds, net of issuance costs, were used to repay short-term borrowings under the Eversource parent commercial paper program.

7.

PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Eversource Service sponsors a defined benefit retirement plan (Pension Plan) that covers eligible employees, including, among others, employees of CL&P, NSTAR Electric, PSNH and WMECO.  In addition to the Pension Plan, Eversource maintains non-qualified defined benefit retirement plans sponsored by Eversource Service (SERP Plans), which provide benefits in excess of Internal Revenue Code limitations to eligible participants consisting of current and retired employees.  Eversource Service also sponsors defined benefit postretirement plans that provide certain benefits, primarily medical, dental and life insurance, to retired employees that met certain age and service eligibility requirements, including, among others, employees of CL&P, NSTAR Electric, PSNH and WMECO (PBOP Plan).

Effective January 1, 2016, the Company refined its method of estimating the discount rate for the service and interest cost components of Pension and PBOP expense from the yield-curve approach to the spot rate methodology, which provides a more precise measurement by matching projected cash flows to the corresponding spot rates on the yield curve. Historically, these components were estimated using the same weighted-average discount rate as for the funded status. The discount rates used to estimate the 2016 service cost were 4.89 percent and 5.14 percent for the Pension and PBOP plans, respectively. The discount rates used to estimate the 2016 interest cost were 3.80 percent and 3.72 percent for the Pension and PBOP plans, respectively. The total pre-tax benefit of this change on Pension and PBOP expense, prior to the capitalized portion and amounts deferred and recovered through rate reconciliation mechanisms, for the three months ended March 31, 2016 was approximately $12 million and $2.5 million for the Pension and PBOP plans, respectively.

The components of net periodic benefit expense for the Pension, SERP and PBOP Plans are shown below.  The net periodic benefit expense and the intercompany allocations less the capitalized portion of pension, SERP and PBOP amounts are included in Operations and Maintenance expense on the statements of income.  Capitalized pension and PBOP amounts relate to employees working on capital projects and are included in Property, Plant and Equipment, Net on the balance sheets.  Pension, SERP and PBOP expense reflected in the statements of cash flows for CL&P, NSTAR Electric, PSNH and WMECO does not include the intercompany allocations or the corresponding capitalized portion, as these amounts are cash settled on a short-term basis.

	Pension and SERP
Eversource	For the Three Months Ended
(Millions of Dollars)	March 31, 2016	March 31, 2015(1)
Service Cost	$19.4	$23.2
Interest Cost	46.5	56.6
Expected Return on Plan Assets	(79.6)	(84.3)
Actuarial Loss	31.5	38.9
Prior Service Cost	0.9	0.9
Total Net Periodic Benefit Expense	$18.7	$35.3
Capitalized Pension Expense	$6.1	$9.6

	PBOP
Eversource	For the Three Months Ended
(Millions of Dollars)	March 31, 2016	March 31, 2015(1)
Service Cost	$3.1	$4.2
Interest Cost	9.7	11.9
Expected Return on Plan Assets	(15.7)	(16.8)
Actuarial Loss	1.1	1.8
Prior Service Credit	(0.1)	(0.1)
Total Net Periodic Benefit Expense/(Income)	$(1.9)	$1.0
Capitalized PBOP Expense/(Income)	$(0.9)	$0.2

	Pension and SERP
	For the Three Months Ended March 31, 2016				For the Three Months Ended March 31, 2015
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH (1)	WMECO
Service Cost	$5.0	$3.4	$2.5	$0.9	$6.0	$3.8	$2.9	$1.1
Interest Cost	10.6	8.3	5.1	2.1	12.7	10.2	5.9	2.5
Expected Return on Plan Assets	(18.2)	(16.9)	(9.7)	(4.4)	(19.7)	(17.6)	(10.0)	(4.7)
Actuarial Loss	6.7	8.4	2.5	1.4	8.2	9.6	3.0	1.6
Prior Service Cost	0.4	-	0.1	0.1	0.4	-	0.1	0.1
Total Net Periodic Benefit Expense	$4.5	$3.2	$0.5	$0.1	$7.6	$6.0	$1.9	$0.6
Intercompany Allocations	$3.3	$2.2	$1.0	$0.6	$6.4	$3.6	$1.7	$1.2
Capitalized Pension Expense	$2.7	$1.8	$0.3	$0.2	$4.3	$2.8	$0.8	$0.5

	PBOP
	For the Three Months Ended March 31, 2016				For the Three Months Ended March 31, 2015
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH (1)	WMECO
Service Cost	$0.5	$0.9	$0.3	$0.1	$0.6	$1.3	$0.4	$0.1
Interest Cost	1.4	4.0	0.8	0.3	1.8	4.8	1.0	0.4
Expected Return on Plan Assets	(2.6)	(6.4)	(1.4)	(0.6)	(2.8)	(6.8)	(1.5)	(0.6)
Actuarial Loss	0.2	0.2	0.1	-	0.2	0.8	0.1	-
Prior Service Credit	-	-	-	-	-	(0.1)	-	-
Total Net Periodic Benefit Income	$(0.5)	$(1.3)	$(0.2)	$(0.2)	$(0.2)	$-	$-	$(0.1)
Intercompany Allocations	$0.2	$0.1	$-	$-	$0.5	$0.3	$0.1	$0.1
Capitalized PBOP Expense/(Income)	$(0.2)	$(0.6)	$-	$(0.1)	$-	$0.1	$-	$-

(1) Amounts excluded approximately $1 million for the three months ended March 31, 2015 that represented amounts included in other deferred debits.

8.

COMMITMENTS AND CONTINGENCIES

A.

Environmental Matters

Eversource, CL&P, NSTAR Electric, PSNH and WMECO are subject to environmental laws and regulations intended to mitigate or remove the effect of past operations and improve or maintain the quality of the environment.  These laws and regulations require the removal or the remedy of the effect on the environment of the disposal or release of certain specified hazardous substances at current and former operating sites.  Eversource, CL&P, NSTAR Electric, PSNH and WMECO have an active environmental auditing and training program and each believes it is substantially in compliance with all enacted laws and regulations.

The number of environmental sites and related reserves for which remediation or long-term monitoring, preliminary site work or site assessment is being performed are as follows:

	As of March 31, 2016		As of December 31, 2015
		Reserve		Reserve
	Number of Sites	(in millions)	Number of Sites	(in millions)
Eversource	64	$51.7	64	$51.1
CL&P	14	4.6	14	4.6
NSTAR Electric	15	2.3	15	2.4
PSNH	12	4.4	12	4.5
WMECO	4	0.6	4	0.6

Included in the Eversource number of sites and reserve amounts above are former MGP sites that were operated several decades ago and manufactured gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment, for which Eversource may have potential liability.  The reserve balances related to these former MGP sites were $46.1 million and $45.5 million as of March 31, 2016 and December 31, 2015, respectively, and related primarily to the natural gas business segment.

These reserve estimates are subjective in nature as they take into consideration several different remediation options at each specific site.  The reliability and precision of these estimates can be affected by several factors, including new information concerning either the level of contamination at the site, the extent of Eversource's, CL&P's, NSTAR Electric's, PSNH's, and WMECO's responsibility for remediation or the extent of remediation required, recently enacted laws and regulations or changes in cost estimates due to certain economic factors.  It is possible that new information or future developments could require a reassessment of the potential exposure to related environmental matters.  As this information becomes available, management will continue to assess the potential exposure and adjust the reserves accordingly.

B.

Guarantees and Indemnifications

In the normal course of business, Eversource parent provides credit assurances on behalf of its subsidiaries, including CL&P, NSTAR Electric, PSNH and WMECO, in the form of guarantees.

Eversource parent issued a declining balance guaranty on behalf of a wholly-owned subsidiary to guarantee the payment of the subsidiary's capital contributions for its investment in the Access Northeast project. The guarantee will not exceed $206 million and decreases as capital contributions are made.  The guaranty will expire upon the earlier of the full performance of the guaranteed obligations or December 31, 2021.

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

The following table summarizes Eversource parent's exposure to guarantees and indemnifications of its subsidiaries, including CL&P, NSTAR Electric, PSNH and WMECO, and guarantees to external parties, as of March 31, 2016:

		Maximum Exposure
Company	Description	(in millions)	Expiration Dates
On behalf of subsidiaries:
Eversource Gas Transmission LLC	Access Northeast Project Capital Contributions Guarantee	$187.9	2021
Various	Surety Bonds (1)	$38.7	2016 - 2018
Eversource Service and Rocky River Realty Company	Lease Payments for Vehicles and Real Estate	$10.3	2019 and 2024

(1)

Surety bond expiration dates reflect termination dates, the majority of which will be renewed or extended.  Certain surety bonds contain credit ratings triggers that would require Eversource parent to post collateral in the event that the unsecured debt credit ratings of Eversource are downgraded.

C.

Spent Nuclear Fuel Litigation - Yankee Companies

The Yankee Companies have filed separate complaints against the DOE in the Court of Federal Claims seeking monetary damages resulting from the DOE's failure to provide for a permanent facility to store spent nuclear fuel pursuant to the terms of the 1983 spent fuel and high level waste disposal contracts between the Yankee Companies and the DOE.  The court had previously awarded the Yankee Companies damages for Phase I and Phase II of litigation resulting from the DOE's failure to meet its contractual obligations.  Phase I covered damages incurred in the years 1998 through 2002 and Phase II covered damages incurred in the years 2001 through 2008 for CYAPC and YAEC and from 2002 through 2008 for MYAPC.

DOE Phase III Damages - In August 2013, the Yankee Companies each filed subsequent lawsuits against the DOE seeking recovery of actual damages incurred in the years 2009 through 2012.  The DOE Phase III trial concluded on July 1, 2015, followed by a post-trial briefing that concluded on October 14, 2015.  On March 25, 2016, the court issued its decision, awarding CYAPC, YAEC and MYAPC damages of $32.6 million, $19.6 million and $24.6 million, respectively.  In total, the Yankee Companies were awarded $76.8 million of the $77.9 million in damages sought by the Yankee Companies in Phase III.  Any amounts refunded to Eversource utilities, which include CL&P, NSTAR Electric, PSNH and WMECO, will ultimately be refunded to utility customers.  The parties have 60 days following the final judgment date to appeal.  At this time, management cannot predict the timing or amount of damages that will ultimately be awarded.

D.

FERC ROE Complaints

FERC ROE Complaints I, II and III:  Three separate complaints have been filed at FERC by combinations of New England state attorneys general, state regulatory commissions, consumer advocates, consumer groups, municipal parties and other parties (the "Complainants").  In these three separate complaints, the Complainants challenged the NETOs' base ROE of 11.14 percent that had been utilized since 2006 and sought an order to reduce it prospectively from the date of the final FERC order and for the 15-month complaint refund periods stipulated in the separate complaints.  In 2014, the FERC ordered a 10.57 percent base ROE for the first complaint refund period and prospectively from October 16, 2014, and that a utility's total or maximum ROE shall not exceed the top of the new zone of reasonableness, which was set at 11.74 percent.  In late 2014, the NETOs made a compliance filing, and the Company began issuing refunds to customers from the first complaint period.  The Company has refunded all amounts associated with the first complaint period.

As a result of developments in this matter, the Company recorded reserves across the complaint periods at its electric subsidiaries in the first quarter of 2015 and recognized a pre-tax charge to earnings (excluding interest) of $20 million, of which $12.5 million was recorded at CL&P, $2.4 million at NSTAR Electric, $1 million at PSNH, and $4.1 million at WMECO.  The pre-tax charge was recorded as a regulatory liability and as a reduction to Operating Revenues.  The NETOs and Complainants have filed appeals for the first complaint to the D.C. Circuit Court of Appeals.  A court decision is expected in late 2016.

For the second and third complaints, the state parties, municipal utilities and FERC trial staff each believe that the base ROE should be reduced to an amount lower than 10.57 percent.  The NETOs believe that the Complainants' positions are without merit.  On March 22, 2016, the FERC ALJ issued an initial decision on the second and third FERC ROE complaints.  For the second complaint period, the FERC ALJ recommended a zone of reasonableness of 7.12 percent to 10.42 percent and a base ROE of 9.59 percent.  For the third complaint period, the FERC ALJ recommended a zone of reasonableness of 7.04 percent to 12.19 percent and a base ROE of 10.90 percent.  The FERC ALJ also affirmed that the maximum ROE for transmission incentive projects should be the top of the zone of reasonableness.  The NETOs filed briefs on April 21, 2016, in which the NETOs identified corrections and requested changes that should be made to the FERC ALJ’s recommendations.  A final FERC order is expected in late 2016 or early 2017.

The Company believes that the range of potential loss for the second complaint period (the 15-month period beginning December 27, 2012) is from a base ROE of 10.57 percent to a base ROE of 9.59 percent.  As the FERC ALJ initial decision on the third complaint recommended a base ROE of 10.90 percent, the Company concluded there is currently no range of potential loss for that complaint period.  Given the differences between the recommended base ROEs in the FERC ALJ’s initial decision on the second and third complaints, as well as other factors, the Company is unable to predict the outcome of the final FERC order on these complaints.  The Company does not believe any base ROE outcome within the 10.57 percent to 9.59 percent range is more likely than the base ROEs used to record the current revenues and reserves, and therefore the Company believes that the current reserves for the second complaint period are appropriate at this time.

The impact of a 10 basis point change to the existing base ROE of 10.57 percent would affect Eversource's after-tax earnings by approximately $3 million for each of the 15-month second and third complaint periods.  If the Company adjusted its reserves based on the recommendations in the FERC ALJ initial decision (for both the base ROE and maximum ROE for transmission incentive projects) for the second and third complaints, then it would result in an after-tax increase of approximately $34 million and an after-tax decrease of approximately $8 million, respectively, to the existing reserves.

FERC ROE Complaint IV:  On April 29, 2016, a fourth complaint was filed with the FERC.  At this time, the Company is unable to predict the outcome of this complaint.

E.

PSNH Generation Restructuring

On June 10, 2015, Eversource and PSNH entered into the 2015 Public Service Company of New Hampshire Restructuring and Rate Stabilization Agreement (the Agreement) with the New Hampshire Office of Energy and Planning, certain members of the NHPUC staff, the Office of Consumer Advocate, two State Senators, and several other parties.  The Agreement was filed with the NHPUC on the same day.  Under the terms of the Agreement, PSNH agreed to divest its generation assets upon NHPUC approval.  The Agreement is designed to provide a resolution of issues pertaining to PSNH's generation assets in pending regulatory proceedings before the NHPUC.  The Agreement provided for the Clean Air Project prudence proceeding to be resolved and all remaining Clean Air Project costs to be included in rates effective January 1, 2016.  As part of the Agreement, PSNH agreed to forego recovery of $25 million of the deferred equity return related to the Clean Air Project.  In addition, PSNH will not seek a general distribution rate increase effective before July 1, 2017 and will contribute $5 million to create a clean energy fund, which will not be recoverable from its customers.  In 2015, PSNH recorded the $5 million contribution as a long-term liability and an increase to Operations and Maintenance expense on the statements of income.

Upon completion of the divestiture process, all remaining stranded costs will be recovered via bonds that will be secured by a non-bypassable charge or through other recoveries in rates billed to PSNH customers.

On January 26, 2016, Advisory Staff of the NHPUC and the parties to the Agreement filed a stipulation with the NHPUC agreeing that near-term divestiture of PSNH’s generation was in the public interest and that the Agreement should be approved.  Implementation of the Agreement is subject to NHPUC approval, which is expected in 2016.

If the NHPUC approves the settlements and the sale of the plants, the Company expects the plants will be sold in the first half of 2017.  The sales price of the generating assets could be less than the carrying value, but the Company believes that full recovery of PSNH's generation assets is probable through a combination of cash flows during the remaining operating period, sales proceeds upon divestiture, and recovery of stranded costs in future rates.

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

	As of March 31, 2016		As of December 31, 2015
Eversource	Carrying	Fair	Carrying	Fair
(Millions of Dollars)	Amount	Value	Amount	Value
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$155.8	$155.6	$157.9
Long-Term Debt	9,523.6	10,190.4	9,034.5	9,425.9

	As of March 31, 2016
	CL&P		NSTAR Electric		PSNH		WMECO
	Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Millions of Dollars)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
Preferred Stock Not Subject to Mandatory Redemption	$116.2	$113.7	$43.0	$42.1	$-	$-	$-	$-
Long-Term Debt	2,764.3	3,155.9	2,030.0	2,240.7	1,071.3	1,139.5	517.2	556.8

	As of December 31, 2015
	CL&P		NSTAR Electric		PSNH		WMECO
	Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Millions of Dollars)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
Preferred Stock Not Subject to Mandatory Redemption	$116.2	$114.9	$43.0	$43.0	$-	$-	$-	$-
Long-Term Debt	2,763.7	3,031.6	2,029.8	2,182.4	1,071.0	1,121.2	517.3	551.8

Derivative Instruments:  Derivative instruments are carried at fair value.  For further information, see Note 4, "Derivative Instruments," to the financial statements.

Marketable Securities:  Investments in marketable securities are carried at fair value.  For further information, see Note 5, "Marketable Securities," to the financial statements.

See Note 1D, "Summary of Significant Accounting Policies - Fair Value Measurements," for the fair value measurement policy and the fair value hierarchy.

10.

ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in accumulated other comprehensive income/(loss) by component, net of tax, is as follows:

	For the Three Months Ended March 31, 2016				For the Three Months Ended March 31, 2015
	Qualified	Unrealized			Qualified	Unrealized
	Cash Flow	Gains/(Losses)	Defined		Cash Flow	Gains on	Defined
Eversource	Hedging	on Marketable	Benefit		Hedging	Marketable	Benefit
(Millions of Dollars)	Instruments	Securities	Plans	Total	Instruments	Securities	Plans	Total
Balance as of Beginning of Period	$(10.3)	$(1.9)	$(54.6)	$(66.8)	$(12.4)	$0.7	$(62.3)	$(74.0)

OCI Before Reclassifications	-	0.2	-	0.2	-	0.1	-	0.1
Amounts Reclassified from AOCI	0.5	-	0.9	1.4	0.5	-	1.0	1.5
Net OCI	0.5	0.2	0.9	1.6	0.5	0.1	1.0	1.6
Balance as of End of Period	$(9.8)	$(1.7)	$(53.7)	$(65.2)	$(11.9)	$0.8	$(61.3)	$(72.4)

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

The amortization expense of actuarial gains and losses on the defined benefit plans is amortized from AOCI into Operations and Maintenance expense over the average future employee service period, and is reflected in amounts reclassified from AOCI.

11.

COMMON SHARES

The following table sets forth the Eversource parent common shares and the shares of common stock of CL&P, NSTAR Electric, PSNH and WMECO that were authorized and issued as well as the respective per share par values:

	Shares
		Authorized as of
	Per Share	March 31, 2016 and	Issued as of
	Par Value	December 31, 2015	March 31, 2016	December 31, 2015
Eversource	$5	380,000,000	333,878,402	333,862,615
CL&P	$10	24,500,000	6,035,205	6,035,205
NSTAR Electric	$1	100,000,000	100	100
PSNH	$1	100,000,000	301	301
WMECO	$25	1,072,471	434,653	434,653

As of both March 31, 2016 and December 31, 2015, there were 16,671,366 Eversource common shares held as treasury shares.  As of March 31, 2016 and December 31, 2015, Eversource common shares outstanding were 317,207,036 and 317,191,249, respectively.

12.

COMMON SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

Dividends on the preferred stock of CL&P and NSTAR Electric totaled $1.9 million for the three months ended March 31, 2016 and 2015.  These dividends were presented as Net Income Attributable to Noncontrolling Interests on the Eversource statements of income.  Noncontrolling Interest – Preferred Stock of Subsidiaries on the Eversource balance sheets totaled $155.6 million as of March 31, 2016 and December 31, 2015.  Common Shareholders' Equity was fully attributable to the parent and Noncontrolling Interest – Preferred Stock of Subsidiaries was fully attributable to the noncontrolling interest on the Eversource balance sheets.

13.

EARNINGS PER SHARE

Basic EPS is computed based upon the weighted average number of common shares outstanding during each period.  Diluted EPS is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect of certain share-based compensation awards as if they were converted into common shares.  The dilutive effect of unvested RSU and performance share awards and unexercised stock options is calculated using the treasury stock method.  RSU and performance share awards are included in basic weighted average common shares outstanding as of the date that all necessary vesting conditions have been satisfied.  For the three months ended March 31, 2016 and 2015, there were no antidilutive share awards excluded from the computation.

The following table sets forth the components of basic and diluted EPS:

Eversource	For the Three Months Ended
(Millions of Dollars, except share information)	March 31, 2016	March 31, 2015
Net Income Attributable to Common Shareholders	$244.2	$253.3

Weighted Average Common Shares Outstanding:
Basic	317,517,141	317,090,841
Dilutive Effect	963,909	1,400,347
Diluted	318,481,050	318,491,188
Basic and Diluted EPS	$0.77	$0.80

14.

SEGMENT INFORMATION

Presentation:  Eversource is organized into the Electric Distribution, Electric Transmission and Natural Gas Distribution reportable segments and Other based on a combination of factors, including the characteristics of each segments' products and services, the sources of operating revenues and expenses and the regulatory environment in which each segment operates.  These reportable segments represent substantially all of Eversource's total consolidated revenues.  Revenues from the sale of electricity and natural gas primarily are derived from residential, commercial and industrial customers and are not dependent on any single customer.  The Electric Distribution reportable segment includes the generation activities of PSNH and WMECO.

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

Eversource's segment information is as follows:

	For the Three Months Ended March 31, 2016
Eversource	Electric	Natural Gas	Electric
(Millions of Dollars)	Distribution	Distribution	Transmission	Other	Eliminations	Total
Operating Revenues	$1,436.1	$342.6	$283.3	$214.2	$(220.6)	$2,055.6
Depreciation and Amortization	(127.7)	(15.8)	(45.1)	(6.9)	0.5	(195.0)
Other Operating Expenses	(1,088.9)	(233.5)	(73.0)	(197.3)	220.6	(1,372.1)
Operating Income	219.5	93.3	165.2	10.0	0.5	488.5
Interest Expense	(48.0)	(10.1)	(28.0)	(14.1)	2.0	(98.2)
Other Income/(Loss), Net	-	(0.3)	2.6	305.5	(305.8)	2.0
Net Income Attributable to Common Shareholders	$108.4	$50.9	$85.7	$302.5	$(303.3)	$244.2
Cash Flows Used for Investments in Plant	$184.2	$52.1	$172.4	$22.8	$-	$431.5

	For the Three Months Ended March 31, 2015
Eversource	Electric	Natural Gas	Electric
(Millions of Dollars)	Distribution	Distribution	Transmission	Other	Eliminations	Total
Operating Revenues	$1,760.1	$507.4	$249.0	$240.0	$(243.1)	$2,513.4
Depreciation and Amortization	(159.1)	(18.2)	(40.4)	(7.2)	0.5	(224.4)
Other Operating Expenses	(1,342.8)	(388.5)	(74.1)	(229.2)	243.1	(1,791.5)
Operating Income	258.2	100.7	134.5	3.6	0.5	497.5
Interest Expense	(47.6)	(9.0)	(27.6)	(11.8)	1.2	(94.8)
Other Income/(Loss), Net	2.2	(0.2)	2.9	314.9	(314.1)	5.7
Net Income Attributable to Common Shareholders	$130.6	$55.6	$66.6	$312.9	$(312.4)	$253.3
Cash Flows Used for Investments in Plant	$172.5	$30.0	$150.0	$10.1	$-	$362.6

The following table summarizes Eversource's segmented total assets:

Eversource	Electric	Natural Gas	Electric
(Millions of Dollars)	Distribution	Distribution	Transmission	Other	Eliminations	Total
As of March 31, 2016	$17,999.8	$3,134.1	$8,127.2	$13,335.6	$(11,884.2)	$30,712.5
As of December 31, 2015	17,981.3	3,104.5	8,019.3	13,256.7	(11,781.5)	30,580.3

EVERSOURCE ENERGY AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related combined notes included in this combined Quarterly Report on Form 10-Q as well as the 2015 combined Annual Report on Form 10-K.  References in this Form 10-Q to "Eversource," the "Company," "we," "us," and "our" refer to Eversource Energy and its consolidated subsidiaries.  All per share amounts are reported on a diluted basis.  The unaudited condensed consolidated financial statements of Eversource, NSTAR Electric and PSNH and the unaudited condensed financial statements of CL&P and WMECO are herein collectively referred to as the "financial statements."

Refer to the Glossary of Terms included in this combined Quarterly Report on Form 10-Q for abbreviations and acronyms used throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The only common equity securities that are publicly traded are common shares of Eversource.  The earnings and EPS of each business discussed below do not represent a direct legal interest in the assets and liabilities of such business but rather represent a direct interest in our assets and liabilities as a whole.  EPS by business is a financial measure not recognized under GAAP that is calculated by dividing the Net Income Attributable to Common Shareholders of each business by the weighted average diluted Eversource common shares outstanding for the period.  The tabular presentations below also include non-GAAP financial measures referencing our first quarter 2015 earnings and EPS excluding certain integration costs incurred by Eversource parent.  We use these non-GAAP financial measures to evaluate and to provide details of earnings by business and to more fully compare and explain our first quarter 2015 results without including the impact of these items.  Due to the nature and significance of these items on Net Income Attributable to Common Shareholders, we believe that the non-GAAP presentation is more representative of our financial performance and provides additional and useful information to readers of this report in analyzing historical and future performance by business.  These non-GAAP financial measures should not be considered as an alternative to reported Net Income Attributable to Common Shareholders or EPS determined in accordance with GAAP as an indicator of operating performance.

Reconciliations of the above non-GAAP financial measures to the most directly comparable GAAP measures of consolidated diluted EPS and Net Income Attributable to Common Shareholders are included under "Financial Condition and Business Analysis – Overview – Consolidated" and "Financial Condition and Business Analysis – Overview – Regulated Companies" in this Management's Discussion and Analysis of Financial Condition and Results of Operations, herein.

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

All such factors are difficult to predict, contain uncertainties that may materially affect our actual results and are beyond our control.  You should not place undue reliance on the forward-looking statements, each speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time and it is not possible for us to predict all of such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  For more information, see Item 1A, Risk Factors, included in this combined Quarterly Report on Form 10-Q and in Eversource’s 2015 combined Annual Report on Form 10-K.  This combined Quarterly Report on Form 10-Q and Eversource’s 2015 combined Annual Report on Form 10-K also describe material contingencies and critical accounting policies in the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations and Combined Notes to Consolidated Financial Statements.  We encourage you to review these items.

Financial Condition and Business Analysis

Executive Summary

The following items in this executive summary are explained in more detail in this combined Quarterly Report on Form 10-Q:

Results:

•

We earned $244.2 million, or $0.77 per share in the first quarter of 2016, compared with $253.3 million, or $0.80 per share in the first quarter of 2015.

•

Our electric distribution segment, which includes generation, earned $108.4 million, or $0.34 per share in the first quarter of 2016, compared with $130.6 million, or $0.41 per share in the first quarter of 2015.  Our electric transmission segment earned $85.7 million, or $0.27 per share in the first quarter of 2016, compared with $66.6 million, or $0.21 per share in the first quarter of 2015.  Our natural gas distribution segment earned $50.9 million, or $0.16 per share in the first quarter of 2016, compared with $55.6 million, or $0.18 per share in the first quarter of 2015.

Liquidity:

•

Cash flows provided by operating activities totaled $500 million in the first quarter of 2016, compared with $491.5 million in the first quarter of 2015.  Investments in property, plant and equipment totaled $431.5 million in the first quarter of 2016, compared with $362.6 million in the first quarter of 2015.  Cash and cash equivalents totaled $51 million as of March 31, 2016, compared with $23.9 million as of December 31, 2015.

•

In March 2016, Eversource parent issued $250 million of 2.50 percent Series I Senior Notes, due to mature in 2021, and $250 million of 3.35 percent Series J Senior Notes, due to mature in 2026.  The proceeds, net of issuance costs, were used to repay short-term borrowings under the Eversource parent commercial paper program.

•

On May 4, 2016, our Board of Trustees approved a common share dividend payment of $0.445 per share, payable on June 30, 2016 to shareholders of record as of May 31, 2016.

Strategic, Legislative, Regulatory, Policy and Other Items:

•

On March 22, 2016, the FERC ALJ issued an initial decision on the second and third FERC ROE complaints.  The FERC ALJ recommended a base ROE of 9.59 percent and a zone of reasonableness of 7.12 percent to 10.42 percent and a base ROE of 10.90 percent and a zone of reasonableness of 7.04 percent to 12.19 percent for the second and third complaints, respectively.  The FERC ALJ also affirmed that the maximum ROE for transmission incentive projects should be 10.42 percent for the second complaint and 12.19 percent for the third complaint.  A final FERC order is expected in late 2016 or early 2017.  We did not adjust our ROEs or reserves and believe that the current ROEs and reserves are appropriate at this time.

•

On April 29, 2016, a fourth complaint was filed with the FERC.  At this time, we are unable to predict the outcome of this complaint.

Overview

Consolidated:  Below is a summary of our earnings by business, which also reconciles the non-GAAP financial measure of EPS by business to the most directly comparable GAAP measure of diluted EPS, for the first quarters of 2016 and 2015.  Also included in the summary for the first quarter of 2015 is a reconciliation of the non-GAAP financial measure of consolidated non-GAAP earnings to the most directly comparable GAAP measure of consolidated Net Income Attributable to Common Shareholders.

	For the Three Months Ended March 31,
	2016		2015
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share
Net Income Attributable to Common Shareholders (GAAP)	$244.2	$0.77	$253.3	$0.80
Regulated Companies	$245.0	$0.77	$252.8	$0.80
Eversource Parent and Other Companies	(0.8)	-	4.5	0.01
Non-GAAP Earnings	N/A	N/A	257.3	0.81
Integration Costs (after-tax) (1)	N/A	N/A	(4.0)	(0.01)
Net Income Attributable to Common Shareholders (GAAP)	$244.2	$0.77	$253.3	$0.80
(1) The first quarter 2015 integration costs were associated with our branding efforts and severance costs.

Regulated Companies:  Our Regulated companies consist of the electric distribution, electric transmission, and natural gas distribution segments.  Generation activities of PSNH and WMECO are included in our electric distribution segment.  A summary of our segment earnings and EPS for the first quarters of 2016 and 2015 is as follows:

	For the Three Months Ended March 31,
	2016		2015
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share
Electric Distribution	$108.4	$0.34	$130.6	$0.41
Electric Transmission	85.7	0.27	66.6	0.21
Natural Gas Distribution	50.9	0.16	55.6	0.18
Net Income - Regulated Companies	$245.0	$0.77	$252.8	$0.80

Our electric distribution segment earnings decreased $22.2 million in the first quarter of 2016, as compared to the first quarter of 2015, due primarily to the absence in 2016 of the resolution of NSTAR Electric's basic service bad debt adder mechanism ($14.5 million), the absence in 2016 of the favorable impact associated with the NSTAR Electric and NSTAR Gas Comprehensive Settlement Agreement ($13 million), lower retail sales volumes at NSTAR Electric and PSNH as a result of the warmer than normal weather in the first quarter of 2016, as compared to the much colder than normal temperatures in the first quarter of 2015, higher depreciation expense and higher property tax expense.  These unfavorable earnings impacts were partially offset by a decrease in operations and maintenance costs primarily attributable to lower employee-related expenses and increased CL&P distribution revenues primarily as a result of increases to rate base.

Our electric transmission segment earnings increased $19.1 million in the first quarter of 2016, as compared to the first quarter of 2015, due primarily to the absence in 2016 of reserve charges of $12.4 million recorded in 2015 associated with the FERC ROE complaint proceedings and a higher transmission rate base as a result of an increased investment in our transmission infrastructure.

Our natural gas distribution segment earnings decreased $4.7 million in the first quarter of 2016, as compared to the first quarter of 2015, due primarily to lower firm natural gas sales volumes driven by the warmer than normal weather in the first quarter of 2016, as compared to the much colder than normal temperatures in the first quarter of 2015.  Partially offsetting this unfavorable earnings impact was a decrease in operations and maintenance costs primarily attributable to lower employee-related expenses and the impact of the NSTAR Gas base distribution rate increase effective January 1, 2016.

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

Fluctuations in retail electric sales volumes at NSTAR Electric and PSNH impact earnings ("Traditional" in the table below).  For CL&P and WMECO, fluctuations in retail electric sales volumes do not impact earnings due to their respective regulatory commission approved distribution revenue decoupling mechanisms ("Decoupled" in the table below).  These distribution revenues are decoupled from their customer sales volumes, which breaks the relationship between sales volumes and revenues recognized.  CL&P and WMECO reconcile their annual base distribution rate recovery amounts to their respective pre-established levels of baseline distribution delivery service revenues of $1.059 billion and $132.4 million, respectively.  Any difference between the allowed level of distribution revenue and the actual amount incurred during a 12-month period is adjusted through rates in the following period.

A summary of our retail electric GWh sales volumes and our firm natural gas sales volumes in million cubic feet and percentage changes is as follows:

	For the Three Months Ended March 31, 2016 Compared to 2015
	Sales Volumes (GWh)		Percentage
Electric	2016	2015	Decrease
Traditional:
Residential	2,404	2,746	(12.5)%
Commercial	3,990	4,140	(3.6)%
Industrial	600	614	(2.3)%
Total – Traditional	6,994	7,500	(6.7)%

Decoupled:
Residential	2,943	3,470	(15.2)%
Commercial	2,618	2,792	(6.2)%
Industrial	664	686	(3.2)%
Total – Decoupled	6,225	6,948	(10.4)%
Total Sales Volumes	13,219	14,448	(8.5)%

	For the Three Months Ended March 31, 2016 Compared to 2015
	Sales Volumes (million cubic feet)		Percentage
Firm Natural Gas	2016	2015	Decrease
Traditional:
Residential	6,642	8,987	(26.1)%
Commercial	8,089	10,097	(19.9)%
Industrial	4,466	5,191	(14.0)%
Total – Traditional	19,197	24,275	(20.9)%

Decoupled:
Residential	9,309	12,467	(25.3)%
Commercial	8,988	11,354	(20.8)%
Industrial	1,854	2,476	(25.1)%
Total – Decoupled	20,151	26,297	(23.4)%
Total Sales Volumes	39,348	50,572	(22.2)%
Total, Net of Special Contracts (1)	38,136	49,381	(22.8)%

 (1)

Special contracts are unique to the traditional natural gas distribution customers who take service under such an arrangement and generally specify the amount of distribution revenue to be paid to Yankee Gas regardless of the customers' usage.

Retail electric sales volumes in the first quarter of 2016 at our electric utilities with a traditional rate structure (NSTAR Electric and PSNH) were significantly lower, as compared to the first quarter of 2015, due primarily to the impact of warmer than normal weather in the first quarter of 2016 throughout those service territories, as compared to the much colder than normal temperatures in the first quarter of 2015.  First quarter 2016 heating degree days were 24.8 percent lower in the Boston metropolitan area, and 24.4 percent lower in New Hampshire, as compared to the same period in 2015.

On January 28, 2016, Eversource received approval of a three-year energy efficiency plan in Massachusetts, which includes recovery of LBR at NSTAR Electric until it is operating under a decoupled rate structure.  NSTAR Electric earns LBR related to reductions in sales volume as a result of successful energy efficiency programs.  LBR is recovered from retail customers through current rates.  NSTAR Electric recognized LBR of $12.9 million in the first quarter of 2016, compared to $12.5 million in the first quarter of 2015.

Our firm natural gas sales volumes are subject to many of the same influences as our retail electric sales volumes.  In addition, they have benefited from customer growth in both of our natural gas distribution companies.  In 2016, consolidated firm natural gas sales volumes were much lower, as compared to 2015.  The 2016 firm natural gas sales volumes were negatively impacted by warmer than normal weather in the first quarter of 2016, as compared to the much colder than normal temperatures in the first quarter of 2015, throughout our natural gas service territories.  First quarter 2016 heating degree days were 24.2 percent lower in Connecticut, as compared to the same period in 2015.

Liquidity

Consolidated:  Cash and cash equivalents totaled $51 million as of March 31, 2016, compared with $23.9 million as of December 31, 2015.

Long-Term Debt Issuances:  In March 2016, Eversource parent issued $250 million of 2.50 percent Series I Senior Notes, due to mature in 2021, and $250 million of 3.35 percent Series J Senior Notes, due to mature in 2026.  The proceeds, net of issuance costs, were used to repay short-term borrowings under the Eversource parent commercial paper program.

Commercial Paper Programs and Credit Agreements:  Eversource parent has a $1.45 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt.  As of March 31, 2016 and December 31, 2015, Eversource parent had $621 million and approximately $1.1 billion, respectively, in short-term borrowings outstanding under the Eversource parent commercial paper program, leaving $829 million and $351.5 million of available borrowing capacity as of March 31, 2016 and December 31, 2015, respectively.  The weighted-average interest rate on these borrowings as of March 31, 2016 and December 31, 2015 was 0.68 percent and 0.72 percent, respectively.  As of March 31, 2016, there were intercompany loans from Eversource parent of $115.5 million to CL&P, $157.1 million to PSNH and $143.5 million to WMECO.  As of December 31, 2015, there were intercompany loans from Eversource parent of $277.4 million to CL&P, $231.3 million to PSNH and $143.4 million to WMECO.  Eversource parent, CL&P, PSNH, WMECO, NSTAR Gas and Yankee Gas are parties to a five-year $1.45 billion revolving credit facility, which terminates on September 4, 2020.  The revolving credit facility serves to backstop Eversource parent's $1.45 billion commercial paper program.

NSTAR Electric has a $450 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt.  As of March 31, 2016 and December 31, 2015, NSTAR Electric had $148.5 million and $62.5 million, respectively, in short-term borrowings outstanding under its commercial paper program, leaving $301.5 million and $387.5 million of available borrowing capacity as of March 31, 2016 and December 31, 2015, respectively.  The weighted-average interest rate on these borrowings as of March 31, 2016 and December 31, 2015 was 0.38 percent and 0.40 percent, respectively.  NSTAR Electric is party to a five-year $450 million revolving credit facility, which terminates on September 4, 2020.  The revolving credit facility serves to backstop NSTAR Electric's $450 million commercial paper program.

Cash Flows:  Cash flows provided by operating activities totaled $500 million in the first quarter of 2016, compared with $491.5 million in the first quarter of 2015.  The increase in operating cash flows was due primarily to timing and collections related to accounts receivable and the timing of regulatory recoveries, primarily at NSTAR Electric, resulting from the decrease in purchased power costs as well as an increase of $34.4 million in income tax refunds received in the first quarter of 2016, as compared to the same period in 2015.  Partially offsetting these increases was an unfavorable impact related to changes in fuel inventory at PSNH.

On February 3, 2016, our Board of Trustees approved a common share dividend payment of $0.445 per share, which was paid on March 31, 2016 to shareholders of record as of March 2, 2016.  This cash dividend of $141.2 million, compared with $132.5 million, or $0.4175 per share in the first quarter of 2015, represented an increase of 6.6 percent.  On May 4, 2016, our Board of Trustees approved a common share dividend payment of $0.445 per share, payable on June 30, 2016 to shareholders of record as of May 31, 2016.

In the first quarter of 2016, CL&P, NSTAR Electric, PSNH, and WMECO paid $49.9 million, $90.3 million, $19.4 million, and $9.5 million, respectively, in common stock dividends to Eversource parent.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized portions of pension expense.  In the first quarter of 2016, investments for Eversource, CL&P, NSTAR Electric, PSNH, and WMECO were $431.5 million, $147.1 million, $91.3 million, $72.3 million, and $39.9 million, respectively.

Business Development and Capital Expenditures

Our consolidated capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized portions of pension expense (all of which are non-cash factors), totaled $368.5 million in the first quarter of 2016, compared to $310.5 million in the first quarter of 2015.  These amounts included $24 million and $8.4 million in the first quarter of 2016 and 2015, respectively, related to information technology and facilities upgrades and enhancements, primarily at Eversource Service and The Rocky River Realty Company.

Natural Gas Transmission Business:

Access Northeast:  Access Northeast is a natural gas pipeline and storage project (the "Project") being developed jointly by Eversource, Spectra Energy Corp and National Grid.  Access Northeast will enhance the Algonquin and Maritimes & Northeast pipeline systems using existing routes and will include two new LNG storage tanks and liquefaction and vaporization facilities in Acushnet, Massachusetts that will be connected to the Algonquin natural gas pipeline.  The Project is expected to be capable of delivering approximately 900 million cubic feet of additional natural gas per day to New England on peak demand days.  Eversource and Spectra Energy Corp each own a 40 percent interest in the Project, with the remaining 20 percent interest owned by National Grid.  The total projected cost for both the pipeline and the LNG storage is expected to be approximately $3 billion with anticipated in-service dates commencing in November 2018.  The Project is subject to FERC and other federal and state regulatory approvals.  On November 17, 2015, the FERC accepted the Project's request to initiate the pre-filing review process.  Upon completion of the pre-filing review, a certificate application will be filed with the FERC.

Electric Transmission Business:  Our consolidated electric transmission business capital expenditures increased by $13.5 million in the first quarter of 2016, as compared to the first quarter of 2015.  A summary of electric transmission capital expenditures by company is as follows:

	For the Three Months Ended March 31,
(Millions of Dollars)	2016	2015
CL&P	$63.4	$42.4
NSTAR Electric	31.7	21.4
PSNH	19.6	28.9
WMECO	18.0	23.8
NPT	7.0	9.7
Total Electric Transmission Segment	$139.7	$126.2

GHCC:  The Greater Hartford Central Connecticut (GHCC) solutions, which have been approved by ISO-NE, are comprised of 27 projects and are expected to cost approximately $350 million and be placed in service from 2016 through 2018.  Through March 31, 2016, three projects have been placed in service.  During the remainder of 2016, 13 additional projects are expected to be in active construction.  All GHCC projects are expected to be completed by late 2018.  As of March 31, 2016, CL&P had capitalized $66.2 million in costs associated with GHCC.

Northern Pass:  Northern Pass is Eversource's planned HVDC transmission line from the Québec-New Hampshire border to Franklin, New Hampshire and an associated alternating current radial transmission line between Franklin and Deerfield, New Hampshire.  Northern Pass will interconnect at the Québec-New Hampshire border with a planned HQ HVDC transmission line.  On July 21, 2015, the DOE issued the draft Environmental Impact Statement (EIS) for Northern Pass representing a key milestone in the permitting process.  In response to requests by the New Hampshire congressional delegation, the DOE announced that it would issue a supplement to the draft EIS.  Public hearings on the draft EIS were held in March 2016.  The DOE completed the comment period on April 4, 2016.  On August 18, 2015, a revised route was announced with an additional 52 miles of the route underground in and around the White Mountain National Forest region.  As a result, the NPT project cost estimate increased from $1.4 billion to $1.6 billion.  Concurrently, NPT announced the Forward NH Plan, which is a commitment to allocate $200 million to projects associated with economic development, tourism, community betterment, and clean energy innovations to benefit the state of New Hampshire.  This commitment is contingent upon the Northern Pass transmission line going into commercial operation.

On October 19, 2015, NPT filed its New Hampshire Site Evaluation Committee (NH SEC) application, which was accepted as complete by the NH SEC on December 18, 2015, allowing the formal siting process to move forward.  The project is expected to be operational in the first half of 2019.  On January 28, 2016, NPT bid into the three-state Clean Energy request for proposal (RFP) process.  For further information on the RFP process, see "Regulatory Developments and Rate Matters – General – Clean Energy RFP" in this Management's Discussion and Analysis of Financial Conditions and Results of Operations.

Clean Energy Connect:  The Clean Energy Connect project is a planned transmission, wind and hydro generation project that we plan to co-develop with experienced renewable generation companies.  On January 28, 2016, the Clean Energy Connect project was bid into the three-state Clean Energy RFP process.  Should the Clean Energy Connect Project be selected in the RFP process, our investment is currently estimated to be at least $400 million, and would involve the construction of a new 25-mile, 345kV transmission line with a 600 MW capacity from western Massachusetts to eastern New York. For further information on the RFP process, see "Regulatory Developments and Rate Matters – General – Clean Energy RFP" in this Management's Discussion and Analysis of Financial Conditions and Results of Operations.

Greater Boston Reliability Solutions: In February 2015, ISO-NE selected Eversource's and National Grid's proposed Greater Boston and New Hampshire Solution (Solution) to satisfy the requirements identified in the Greater Boston study.  The Solution consists of a portfolio of some 40 electric transmission upgrades straddling southern New Hampshire and northern Massachusetts in the Merrimack Valley and continuing into the greater Boston metropolitan area. We are currently pursuing the necessary regulatory and siting application approvals in Massachusetts and New Hampshire.  Construction has begun on several of the smaller projects not requiring siting approval, and construction on an additional project approved by the DPU is expected to begin in July 2016.  All upgrades are expected to be completed by the end of 2019.  We estimate our portion of the investment in the Solution will be approximately $544 million, of which approximately $66 million has been capitalized through March 31, 2016.

Seacoast Reliability Project:  On April 12, 2016, PSNH filed a siting application with the NH SEC for the Seacoast Reliability Project, a 13-mile transmission line within several New Hampshire communities, which proposes to use a combination of overhead, underground and underwater line design to help meet the growing demand for electricity in the Seacoast region.  This project is expected to be completed by the end of 2018.  We estimate our investment in this project will be approximately $77 million.

Distribution Business:  A summary of distribution capital expenditures is as follows:

	For the Three Months Ended March 31,
(Millions of Dollars)	2016	2015
CL&P:
Basic Business	$39.1	$27.2
Aging Infrastructure	26.5	34.2
Load Growth	9.0	11.5
Total CL&P	74.6	72.9
NSTAR Electric:
Basic Business	24.0	22.2
Aging Infrastructure	12.5	13.5
Load Growth	14.2	3.9
Total NSTAR Electric	50.7	39.6
PSNH:
Basic Business	15.1	12.3
Aging Infrastructure	14.4	9.2
Load Growth	3.5	6.7
Total PSNH	33.0	28.2
WMECO:
Basic Business	3.4	3.1
Aging Infrastructure	4.4	4.5
Load Growth	0.5	1.8
Total WMECO	8.3	9.4
Total - Electric Distribution (excluding Generation)	166.6	150.1
PSNH Generation	0.4	2.6
Natural Gas:
Basic Business	12.6	17.7
Aging Infrastructure	19.2	2.1
Load Growth	6.0	3.4
Total – Natural Gas Distribution	37.8	23.2
Total Electric and Natural Gas Distribution Segment	$204.8	$175.9

For the electric distribution business, basic business includes the purchase of meters, tools, vehicles, information technology, transformer replacements, equipment facilities, and the relocation of plant.  Aging infrastructure relates to reliability and the replacement of overhead lines, plant substations, underground cable replacement, and equipment failures.  Load growth includes requests for new business and capacity additions on distribution lines and substation additions and expansions.  For the natural gas distribution segment, basic business addresses daily operational needs including meters, pipe relocations due to public works projects, vehicles, and tools.  Aging infrastructure projects seek to improve the reliability of the system through enhancements related to cast iron and bare steel replacement of main and services, corrosion mediation, and station upgrades.  Load growth reflects growth in existing service territories including new developments, installation of services, and expansion.

FERC Regulatory Issues

FERC ROE Complaints I, II and III:  Three separate complaints have been filed at FERC by combinations of New England state attorneys general, state regulatory commissions, consumer advocates, consumer groups, municipal parties and other parties (collectively the "Complainants").  The Complainants challenged the NETOs' base ROE of 11.14 percent and sought to reduce it both for the three separate 15-month complaint periods and prospectively.  In 2014, the FERC ordered a 10.57 percent base ROE for the first complaint period and prospectively from October 16, 2014, and that a utility's total or maximum ROE shall not exceed the top of the new zone of reasonableness, which was set at 11.74 percent.  We have refunded all amounts associated with the first complaint period.

As a result of developments in this matter, the Company recorded reserves across the complaint periods at its electric subsidiaries in the first quarter of 2015 and recognized an after-tax charge to earnings (excluding interest) of $12.4 million, of which $7.9 million was recorded at CL&P, $1.4 million at NSTAR Electric, $0.6 million at PSNH, and $2.5 million at WMECO.

On March 22, 2016, the FERC ALJ issued an initial decision on the second and third complaints.  For the second complaint period, the FERC ALJ recommended a zone of reasonableness of 7.12 percent to 10.42 percent and a base ROE of 9.59 percent.  For the third complaint period, the FERC ALJ recommended a zone of reasonableness of 7.04 percent to 12.19 percent and a base ROE of 10.90 percent.  The FERC ALJ also affirmed that the maximum ROE for transmission incentive projects should be the top of the zone of reasonableness.  The NETOs filed briefs on April 21, 2016, in which the NETOs identified corrections and requested changes that should be made to the FERC ALJ’s recommendations.  A final FERC order is expected in late 2016 or early 2017.  The final FERC order will determine both the base ROE and the maximum ROE for transmission incentive projects for the two complaint periods.  The final FERC order, when issued, will also establish the prospective base ROE and maximum ROE for transmission incentive projects.

We have not recorded any additional reserves to reflect the ROEs recommended in the FERC ALJ initial decision.  We do not believe any ROE outcome is more likely than the ROEs used to record our current reserves (a base ROE of 10.57 percent and a maximum ROE for transmission incentive projects of 11.74 percent).  We are unable to predict the outcome of the final FERC order on the second and third complaints, and therefore, we believe that our current ROEs and reserves are appropriate at this time.

The impact of a 10 basis point change to our existing base ROE of 10.57 percent would affect Eversource's after-tax earnings by approximately $3 million for each of the 15-month second and third complaint periods.  If we adjusted our reserves based on the recommendations in the FERC ALJ initial decision (for both the base ROE and maximum ROE for transmission incentive projects) for the second and third complaints, then it would result in an after-tax increase of approximately $34 million and an after-tax decrease of approximately $8 million, respectively, to our existing reserves.

FERC ROE Complaint IV:  On April 29, 2016, a fourth complaint was filed with the FERC.  At this time, we are unable to predict the outcome of this complaint.

Regulatory Developments and Rate Matters

General:

Clean Energy RFP:  Pursuant to clean energy goals established in three New England states (Connecticut, Massachusetts and Rhode Island), in November 2015, the DEEP and the Massachusetts and Rhode Island EDCs, including CL&P, NSTAR Electric and WMECO, issued a request for proposal for clean energy resources (including Class I renewable generation and large hydroelectric generation) to a wide range of potentially interested bidders.  The RFP solicited offers for clean energy and the transmission to deliver that energy to the three states.  In late January 2016, bidders submitted project proposals, among which were the Northern Pass and Clean Energy Connect projects, selection of which will take place between April and July 2016.  The expected timeframe within which EDCs will execute contracts and submit them for regulatory commission approval from their respective state regulators is from June through October 2016 with approval expected in late 2016.

New England Natural Gas Pipeline Capacity:  NSTAR Electric and WMECO have filed with the DPU seeking approval of contracts for pipeline and storage capacity.  PSNH has filed for approval with the NHPUC, seeking approval of its proposed contract for natural gas pipeline capacity and storage.  On March 9, 2016, the Connecticut DEEP issued a draft of its RFP for natural gas pipeline capacity and expects that the final RFP will be issued in the first half of 2016.

Electric and Natural Gas Base Distribution Rates:

The Regulated companies' distribution rates are set by their respective state regulatory commissions, and their tariffs include mechanisms for periodically adjusting their rates for the recovery of specific incurred costs.  Other than as described below, for the first three months of 2016, changes made to the Regulated companies' rates did not have a material impact on their earnings, financial position, or cash flows.  For further information, see "Financial Condition and Business Analysis – Regulatory Developments and Rate Matters" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Eversource 2015 Form 10-K.

New Hampshire:

Generation Divestiture:  On June 10, 2015, Eversource and PSNH entered into the 2015 Public Service Company of New Hampshire Restructuring and Rate Stabilization Agreement (the Agreement) with the New Hampshire Office of Energy and Planning, certain members of the NHPUC staff, the Office of Consumer Advocate, two State Senators, and several other parties.  The Agreement was filed with the NHPUC on the same day.  Under the terms of the Agreement, PSNH agreed to divest its generation assets upon NHPUC approval.  The Agreement is designed to provide a resolution of issues pertaining to PSNH's generation assets in pending regulatory proceedings before the NHPUC.  The Agreement provided for the Clean Air Project prudence proceeding to be resolved and all remaining Clean Air Project costs to be included in rates effective January 1, 2016.  As part of the Agreement, PSNH agreed to forego recovery of $25 million of the deferred equity return related to the Clean Air Project.  In addition, PSNH will not seek a general distribution rate increase effective before July 1, 2017 and will contribute $5 million to create a clean energy fund, which will not be recoverable from its customers.  In 2015, PSNH recorded the $5 million contribution as a long-term liability and an increase to Operations and Maintenance expense on the statements of income.

Upon completion of the divestiture process, all remaining stranded costs will be recovered via bonds that will be secured by a non-bypassable charge or through other recoveries in rates billed to PSNH's customers.

On January 26, 2016, Advisory Staff of the NHPUC and the parties to the Agreement filed a stipulation with the NHPUC agreeing that near-term divestiture of PSNH's generation was in the public interest and that the Agreement should be approved.  Implementation of the Agreement is subject to NHPUC approval, which is expected in 2016.

We believe that full recovery of PSNH's generation assets is probable through a combination of cash flows during the remaining operating period, sales proceeds upon divestiture, and recovery of stranded costs in future rates.

Legislative and Policy Matters

Massachusetts:  On April 11, 2016, "An Act Relative to Solar Energy" became law, which raises the solar net metering cap levels by three percent for both private and public projects.  Utilities may file proposals with the DPU to ensure that all distribution customers contribute to the fixed costs of maintaining distribution systems.  We do not believe that this law will have a material financial impact on the Company.

New Hampshire:  On May 2, 2016, "An Act Relative to Net Metering" became law, which raises the cap on net energy metering tariffs available to eligible customer generators from 50 MW to 100 MW and requires the NHPUC to initiate a proceeding to develop alternative net energy metering tariffs.  We do not believe that this law will have a material financial impact on the Company.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and, at times, difficult, subjective or complex judgments.  Changes in these estimates, assumptions and judgments, in and of themselves, could materially impact our financial position, results of operations or cash flows.  Our management communicates to and discusses with the Audit Committee of our Board of Trustees significant matters relating to critical accounting policies.  Our critical accounting policies that we believed were the most critical in nature were reported in the Eversource 2015 Form 10-K.  There have been no material changes with regard to these critical accounting policies.

Other Matters

Accounting Standards:  For information regarding new accounting standards, see Note 1B, "Summary of Significant Accounting Policies –Accounting Standards," to the financial statements.

Contractual Obligations and Commercial Commitments:  There have been no material contractual obligations identified and no material changes with regard to the contractual obligations and commercial commitments previously disclosed in the Eversource 2015 Form 10-K.

Web Site:  Additional financial information is available through our website at www.eversource.com.  We make available through our website a link to the SEC's EDGAR website (http://www.sec.gov/edgar/searchedgar/companysearch.html), at which site Eversource's, CL&P's, NSTAR Electric's, PSNH's and WMECO's combined Annual Reports on Form 10-K, combined Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports may be reviewed.  Information contained on the Company's website or that can be accessed through the website is not incorporated into and does not constitute a part of this combined Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS – EVERSOURCE ENERGY AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for Eversource for the three months ended March 31, 2016 and 2015 included in this Quarterly Report on Form 10-Q:

	For the Three Months Ended March 31,
			Increase/
(Millions of Dollars)	2016	2015	(Decrease)	Percent
Operating Revenues	$2,055.6	$2,513.4	$(457.8)	(18.2)%
Operating Expenses:
Purchased Power, Fuel and Transmission	754.9	1,162.1	(407.2)	(35.0)
Operations and Maintenance	320.1	333.4	(13.3)	(4.0)
Depreciation	174.0	163.8	10.2	6.2
Amortization of Regulatory Assets, Net	21.0	60.6	(39.6)	(65.3)
Energy Efficiency Programs	137.2	146.6	(9.4)	(6.4)
Taxes Other Than Income Taxes	159.9	149.4	10.5	7.0
Total Operating Expenses	1,567.1	2,015.9	(448.8)	(22.3)
Operating Income	488.5	497.5	(9.0)	(1.8)
Interest Expense	98.2	94.8	3.4	3.6
Other Income, Net	2.0	5.7	(3.7)	(64.9)
Income Before Income Tax Expense	392.3	408.4	(16.1)	(3.9)
Income Tax Expense	146.2	153.2	(7.0)	(4.6)
Net Income	246.1	255.2	(9.1)	(3.6)
Net Income Attributable to Noncontrolling Interests	1.9	1.9	-	-
Net Income Attributable to Common Shareholders	$244.2	$253.3	$(9.1)	(3.6)%

Operating Revenues
	For the Three Months Ended March 31,
			Increase/
(Millions of Dollars)	2016	2015	(Decrease)	Percent
Electric Distribution	$1,436.1	$1,760.1	$(324.0)	(18.4)%
Natural Gas Distribution	342.6	507.4	(164.8)	(32.5)
Electric Transmission	283.3	249.0	34.3	13.8
Other and Eliminations	(6.4)	(3.1)	(3.3)	(a)
Total Operating Revenues	$2,055.6	$2,513.4	$(457.8)	(18.2)%

(a) Percent greater than 100 not shown as it is not meaningful.

A summary of our retail electric GWh sales volumes and our firm natural gas sales volumes in million cubic feet were as follows:

	For the Three Months Ended March 31,
	2016	2015	Decrease	Percent
Electric
Traditional	6,994	7,500	(506)	(6.7)%
Decoupled	6,225	6,948	(723)	(10.4)
Total Electric	13,219	14,448	(1,229)	(8.5)%

Firm Natural Gas
Traditional	19,197	24,275	(5,078)	(20.9)%
Decoupled	20,151	26,297	(6,146)	(23.4)
Total Firm Natural Gas	39,348	50,572	(11,224)	(22.2)%

Operating Revenues, which primarily consist of base electric and natural gas distribution revenues and tracked revenues further described below, decreased by $457.8 million in the first quarter of 2016, as compared to the same period in 2015.

Base electric and natural gas distribution revenues:  Base electric distribution segment revenues decreased $7.1 million due primarily to weather impacts.  The impact of warmer than normal weather experienced in the first quarter of 2016, as compared to much colder than normal temperatures in the first quarter of 2015, was the primary driver of a 6.7 percent decrease in traditional retail sales volumes at NSTAR Electric and PSNH.  Additionally, increased customer energy conservation efforts, including those resulting from company sponsored energy efficiency programs, contributed to the decrease in sales volumes.  Also contributing to the decrease in operating revenues in the first quarter of 2016 was the absence of an $11 million benefit related to the Comprehensive Settlement Agreement associated with the recovery of LBR related to 2009 through 2011 energy efficiency programs recorded at NSTAR Electric in the first quarter of 2015.  The decrease in base electric distribution revenues was partially offset by the 2015 PURA ADIT settlement agreement that is being collected from customers in distribution rates at CL&P ($6.6 million).

Firm natural gas base distribution segment revenues decreased $18 million due primarily to a 20.9 percent decrease in traditional firm natural gas sales volumes as a result of warmer than normal weather experienced in the first quarter of 2016, as compared to much colder than normal temperatures in the first quarter of 2015, partially offset by the impact of the NSTAR Gas base distribution rate increase effective January 1, 2016.

Fluctuations in CL&P's, WMECO's and NSTAR Gas' sales volumes do not impact the level of base distribution revenue realized or earnings due to their respective regulatory commission approved revenue decoupling mechanisms.  The revenue decoupling mechanisms permit recovery of a base amount of distribution revenues and break the relationship between sales volumes and revenues recognized.  Revenue decoupling mechanisms result in the recovery of our approved base distribution revenue requirements.

Tracked distribution revenues: Tracked revenues consist of certain costs that are recovered from customers in rates through regulatory commission-approved cost tracking mechanisms and therefore have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply procurement costs and other energy-related costs for our electric and natural gas customers, retail transmission charges, energy efficiency program costs, and restructuring and stranded cost recovery revenues.  Tracked electric distribution segment revenues decreased as a result of decreases in energy supply costs ($367.2 million), driven by decreased average retail rates and lower sales volumes, partially offset by an increase in retail electric transmission charges ($14.8 million) and an increase in federally mandated congestion charges ($11.4 million).  Tracked natural gas distribution segment revenues decreased as a result of decreases in natural gas supply costs ($116.6 million), driven by decreased average rates and lower sales volumes, and a decrease in energy efficiency program revenues ($17.7 million).

Electric transmission revenues:  The electric transmission segment revenues increased by $34.3 million due primarily to the absence in 2016 of a $20 million reserve charge recorded in the first quarter of 2015 associated with the March 2015 FERC ROE order, and the recovery of higher revenue requirements associated with ongoing investments in our transmission infrastructure.

Other:  Other revenues decreased due primarily to the sale of Eversource's unregulated contracting business on April 13, 2015 ($11.4 million).

Purchased Power, Fuel and Transmission expense includes costs associated with purchasing electricity and natural gas on behalf of our customers.  These energy supply costs are recovered from customers in rates through cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power, Fuel and Transmission expense decreased in the first quarter of 2016, as compared to the same period in 2015, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Electric Distribution	$(308.3)
Natural Gas Distribution	(127.9)
Transmission	29.0
Total Purchased Power, Fuel and Transmission	$(407.2)

The decrease in purchased power costs at the electric distribution business was driven by lower sales volumes and lower prices associated with the procurement of energy supply, as well as a decrease in the amount of electricity generated by PSNH facilities.  The decrease in purchased power costs at the natural gas distribution business was due to lower sales volumes and lower average natural gas prices.  The increase in transmission costs was primarily the result of an increase in the RNS costs billed by ISO-NE.

Operations and Maintenance expense includes tracked costs and costs that are part of base electric and natural gas distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense decreased in the first quarter of 2016, as compared to the same period in 2015, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Base Electric Distribution:
Absence of 2015 resolution of basic service bad debt adder mechanism at NSTAR Electric	$24.2
Employee-related expenses, including labor and benefits	(16.9)
Vegetation management	3.3
Other operations and maintenance	4.3
Total Base Electric Distribution	14.9
Total Base Natural Gas Distribution:
Employee-related expenses, including labor and benefits	(10.2)
Other operations and maintenance	0.1
Total Base Natural Gas Distribution	(10.1)
Total Tracked costs (Transmission and Electric and Natural Gas Distribution)	0.6
Other and eliminations:
Integration costs	(7.0)
Absence of Eversource's unregulated electrical contracting business due to sale in April 2015, net	(10.6)
Eversource Parent and Other Companies	(1.1)
Total Operations and Maintenance	$(13.3)

Depreciation increased in the first quarter of 2016, as compared to the same period in 2015, due primarily to higher utility plant in service balances.

Amortization of Regulatory Assets, Net, which are tracked costs, include the deferral of energy supply and energy-related costs included in certain regulatory-approved tracking mechanisms, and the amortization of certain costs.  The deferral adjusts expense to match the corresponding revenues.  Amortization of Regulatory Assets, Net, decreased in the first quarter of  2016, as compared to the same period in 2015, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
CL&P (primarily energy and energy-related supply costs tracking mechanism)	$(38.4)
NSTAR Electric (primarily the absence of the Comprehensive Settlement Agreement)	10.3
PSNH (primarily default energy service charge tracking mechanism)	(6.6)
WMECO	(2.7)
Other	(2.2)
Total Amortization of Regulatory Assets, Net	$(39.6)

The deferral of energy supply and energy-related costs can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs.  Energy supply and energy-related costs, which are the primary drivers in amortization, are recovered from customers in rates and have no impact on earnings.

Energy Efficiency Programs, which are tracked costs, decreased in the first quarter of 2016, as compared to the same period in 2015, due primarily to deferral adjustments at CL&P and the natural gas distribution businesses, which reflect the actual costs of energy efficiency programs, compared to the estimated amounts billed to customers.  The deferrals adjust expense to match the energy efficiency programs revenue.  Energy efficiency revenue was lower in the first quarter of 2016 as a result of lower retail sales.  The impact of the deferral is partially offset by an increase in energy efficiency costs in accordance with the three-year program guidelines established by the DPU at NSTAR Electric.  The costs for various state energy policy initiatives and expanded energy efficiency programs are recovered from customers in rates and have no impact on earnings.

Taxes Other Than Income Taxes expense increased in the first quarter of 2016, as compared to the same period in 2015, due primarily to an increase in property taxes as a result of an increase in utility plant balances.

Interest Expense increased in the first quarter of 2016, as compared to the same period in 2015, due primarily to higher interest on long-term debt ($6.7 million) as a result of new debt issuances in 2015, partially offset by lower interest on regulatory deferral mechanisms ($3.3 million).

Other Income, Net decreased in the first quarter of 2016, as compared to the same period in 2015, due primarily to a decrease in net gains related to the deferred compensation plans ($3.6 million).

Income Tax Expense decreased in the first quarter of 2016, as compared to the same period in 2015, due primarily to lower pre-tax earnings ($5.6 million) and the excess tax benefit due to the adoption of new accounting guidance related to share-based payment transactions ($2.5 million), partially offset by higher state taxes ($1.6 million).

RESULTS OF OPERATIONS – THE CONNECTICUT LIGHT AND POWER COMPANY

The following  provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P for the three months ended March 31, 2016 and 2015 included in this Quarterly Report on Form 10-Q:

	For the Three Months Ended March 31,
			Increase/
(Millions of Dollars)	2016	2015	(Decrease)	Percent
Operating Revenues	$735.3	$804.9	$(69.6)	(8.6)%
Operating Expenses:
Purchased Power and Transmission	272.6	333.6	(61.0)	(18.3)
Operations and Maintenance	110.8	117.4	(6.6)	(5.6)
Depreciation	57.0	52.9	4.1	7.8
Amortization of Regulatory Assets, Net	9.9	48.3	(38.4)	(79.5)
Energy Efficiency Programs	38.1	42.8	(4.7)	(11.0)
Taxes Other Than Income Taxes	75.4	68.1	7.3	10.7
Total Operating Expenses	563.8	663.1	(99.3)	(15.0)
Operating Income	171.5	141.8	29.7	20.9
Interest Expense	36.5	36.6	(0.1)	(0.3)
Other Income, Net	0.9	2.2	(1.3)	(59.1)
Income Before Income Tax Expense	135.9	107.4	28.5	26.5
Income Tax Expense	48.9	38.2	10.7	28.0
Net Income	$87.0	$69.2	$17.8	25.7%

Operating Revenues
CL&P's retail sales volumes were as follows:

	For the Three Months Ended March 31,
	2016	2015	Decrease	Percent
Retail Sales Volumes in GWh	5,350	5,994	(644)	(10.7)%

CL&P's Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, decreased by $69.6 million in the first quarter of 2016, as compared to the same period in 2015.

Base distribution revenues increased by $7.7 million due to the 2015 PURA ADIT settlement agreement that is being collected from customers in distribution rates ($6.6 million) and the absence of an ROE penalty recorded in the first quarter of 2015 ($1.1 million).

Fluctuations in CL&P's sales volumes do not impact the level of base distribution revenue realized or earnings due to the PURA approved revenue decoupling mechanism.  CL&P's revenue decoupling mechanism permits recovery of a base amount of distribution revenues ($1.059 billion annually) and breaks the relationship between sales volumes and revenues recognized.  Revenue decoupling mechanisms result in the recovery of approved base distribution revenue requirements.

Fluctuations in the overall level of operating revenues are primarily related to tracked revenues.  Tracked revenues consist of certain costs that are recovered from customers in rates through PURA-approved cost tracking mechanisms and therefore have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply procurement and other energy-related costs, retail transmission charges, energy efficiency program costs and restructuring and stranded cost recovery revenues.  Tracked distribution revenues decreased primarily as a result of a decrease in energy supply costs ($120.7 million) driven by decreased average retail rates and lower sales volumes.  Partially offsetting this decrease was an increase in retail transmission charges ($12.4 million), an increase in federally mandated congestion charges ($11.4 million) and an increase in competitive transition assessment charges ($6.4 million).  In addition, system benefits charge revenues increased by $4.1 million, which impacted earnings as a result of a higher rate base.

Transmission revenues increased by $15.4 million due primarily to the absence in 2016 of a $12.5 million reserve charge recorded in the first quarter of 2015 associated with the March 2015 FERC ROE order, and higher revenue requirements associated with ongoing investments in our transmission infrastructure.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of CL&P's customers.  These energy supply costs are recovered from customers in PURA-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power and Transmission expense decreased in the first quarter of 2016, as compared to the same period in 2015, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Purchased Power Costs	$(74.1)
Transmission Costs	13.1
Total Purchased Power and Transmission	$(61.0)

Included in purchased power costs are the costs associated with CL&P's generation services charge (GSC) and deferred energy supply costs.  The GSC recovers energy-related costs incurred as a result of providing electric generation service supply to all customers who have not migrated to third party suppliers.  The decrease in purchased power costs was due primarily to a decrease in the prices of standard offer supply and lower sales volumes.  The increase in transmission costs was primarily the result of an increase in the RNS costs billed by ISO-NE.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense decreased in the first quarter of 2016, as compared to the same period in 2015, driven by a $6.6 million decrease in non-tracked costs, which was primarily attributable to lower contractor costs and lower employee-related expenses.  Tracked costs, which have no earnings impact, were unchanged.

Depreciation expense increased in the first quarter of 2016, as compared to the same period in 2015, due primarily to higher utility plant in service balances.

Amortization of Regulatory Assets, Net includes the deferral of energy supply and energy-related costs and the amortization of storm and other costs.  Amortization of Regulatory Assets, Net decreased in the first quarter of 2016, as compared to the same period in 2015, due primarily to the deferral adjustment of energy supply and energy-related costs, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs.  The deferral adjusts expense to match the corresponding revenues.  Energy supply and energy-related costs, which are the primary drivers in amortization, are recovered from customers in rates and have no impact on earnings.

Energy Efficiency Programs, which are tracked costs, decreased in the first quarter of 2016, as compared to the same period in 2015, due primarily to the deferral adjustment, which reflects the actual costs of energy efficiency programs, compared to the estimated amounts billed to customers.  The deferral adjusts expense to match the energy efficiency programs revenue, which was lower in 2016 as a result of lower retail sales.  CL&P is allowed to recover its costs for state energy policy initiatives and expanded energy efficiency programs.

Taxes Other Than Income Taxes expense increased in the first quarter of 2016, as compared to the same period in 2015, due primarily to an increase in property taxes as a result of an increase in utility plant balances and an increase in gross earnings taxes.

Other Income, Net decreased in the first quarter of 2016, as compared to the same period in 2015, due primarily to a decrease in net gains related to the deferred compensation plans ($1.4 million).

Income Tax Expense increased in the first quarter of 2016, as compared to the same period in 2015, due primarily to higher pre-tax earnings ($10 million), higher state taxes ($0.8 million) and items that impact our tax rate as a result of regulatory treatment (flow-through items) ($0.4 million), partially offset by the excess tax benefit due to the adoption of new accounting guidance related to share-based payment transactions ($0.9 million).

EARNINGS SUMMARY

CL&P's earnings increased $17.8 million in the first quarter of 2016, as compared to the same period in 2015, due primarily to an increase in transmission earnings driven by the absence in 2016 of the 2015 FERC ROE complaint proceedings reserve charge as well as a higher transmission rate base, higher distribution revenues as a result of rate increases due to a higher rate base, and the expiration of a 2015 ROE penalty.  In addition, earnings increased due to lower operations and maintenance costs, which were primarily attributable to lower contractor costs and lower employee-related expenses.  These favorable earnings impacts were partially offset by higher property taxes and higher depreciation expense.

LIQUIDITY

Cash totaled $16.5 million as of March 31, 2016, compared with $1.1 million as of December 31, 2015.

Eversource parent has a $1.45 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt, with intercompany loans to certain subsidiaries, including CL&P.  The weighted-average interest rate on the commercial paper borrowings as of March 31, 2016 and December 31, 2015 was 0.68 percent and 0.72 percent, respectively.  As of March 31, 2016 and December 31, 2015, there were intercompany loans from Eversource parent to CL&P of $115.5 million and $277.4 million, respectively.

CL&P had cash flows provided by operating activities of $221.2 million in the first quarter of 2016, as compared to $133.9 million in the same period of 2015.  The increase in operating cash flows was due primarily to the timing of collections and payments related to our working capital items, including accounts receivable and accounts payable.  In addition, there was an increase of $17 million in income tax refunds received in the first quarter of 2016, as compared to the same period in 2015.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized portions of pension expense.  CL&P's investments totaled $147.1 million in the first quarter of 2016.

Financing activities included $49.9 million in common stock dividends paid to Eversource parent in the first quarter of 2016.

RESULTS OF OPERATIONS – NSTAR ELECTRIC COMPANY AND SUBSIDIARY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for NSTAR Electric for the three months ended March 31, 2016 and 2015 included in this Quarterly Report on Form 10-Q:

	For the Three Months Ended March 31,
(Millions of Dollars)			Increase/
	2016	2015	(Decrease)	Percent
Operating Revenues	$614.2	$766.8	$(152.6)	(19.9)%
Operating Expenses:
Purchased Power and Transmission	254.3	401.9	(147.6)	(36.7)
Operations and Maintenance	94.7	75.8	18.9	24.9
Depreciation	51.9	48.8	3.1	6.4
Amortization of Regulatory Assets/(Liabilities), Net	4.7	(5.6)	10.3	(a)
Energy Efficiency Programs	66.2	55.4	10.8	19.5
Taxes Other Than Income Taxes	32.6	31.0	1.6	5.2
Total Operating Expenses	504.4	607.3	(102.9)	(16.9)
Operating Income	109.8	159.5	(49.7)	(31.2)
Interest Expense	20.9	20.4	0.5	2.5
Other (Loss)/Income, Net	(0.3)	0.6	(0.9)	(a)
Income Before Income Tax Expense	88.6	139.7	(51.1)	(36.6)
Income Tax Expense	34.1	56.1	(22.0)	(39.2)
Net Income	$54.5	$83.6	$(29.1)	(34.8)%

(a) Percent greater than 100 not shown as it is not meaningful.

Operating Revenues
NSTAR Electric's retail sales volumes were as follows:

	For the Three Months Ended March 31,
	2016	2015	Decrease	Percent
Retail Sales Volumes in GWh	5,018	5,433	(415)	(7.7)%

NSTAR Electric's Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, decreased by $152.6 million in the first quarter of 2016, as compared to the same period in 2015.

Base distribution revenues:  Base distribution revenues, excluding LBR, decreased $12.1 million due primarily to weather impacts.  The impact of warmer than normal weather experienced in the first quarter of 2016, as compared to much colder than normal temperatures in the first quarter of 2015, was the primary driver of a 7.7 percent decrease in sales volumes.  Additionally, increased customer energy conservation efforts, including those resulting from company sponsored energy efficiency programs, contributed to the decrease in sales volumes.  NSTAR Electric is allowed to recover LBR related to reductions in sales volumes as a result of successful energy efficiency programs.

Also contributing to the decrease in operating revenues in the first quarter of 2016 was the absence of an $11 million benefit recorded in the first quarter of 2015 related to the Comprehensive Settlement Agreement associated with the recovery of LBR related to 2009 through 2011 energy efficiency programs.

Tracked revenues:  Tracked revenues consist of certain costs that are recovered from customers in rates through DPU-approved cost tracking mechanisms and therefore have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply costs, retail transmission charges, energy efficiency program costs, net metering for distributed generation and transition cost recovery revenues.  Tracked distribution revenues decreased primarily as a result of a decrease in energy supply costs ($169.1 million) driven by lower sales volumes and decreased average retail rates.  Partially offsetting this decrease was an increase in cost recovery related to energy efficiency programs ($11.2 million), an increase in retail transmission charges ($7.5 million) and an increase in net metering revenues ($6.4 million).

Transmission revenues increased by $7.5 million due primarily to the recovery of higher revenue requirements associated with ongoing investments in our transmission infrastructure and the absence in 2016 of a $2.4 million reserve charge recorded in the first quarter of 2015 associated with the March 2015 FERC ROE order.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of NSTAR Electric's customers.  These energy supply costs are recovered from customers in DPU-approved cost tracking mechanisms which have no impact on earnings (tracked costs).  Purchased Power and Transmission expense decreased in the first quarter of 2016, as compared to the same period in 2015, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Purchased Power Costs	$(161.8)
Transmission Costs	14.2
Total Purchased Power and Transmission	$(147.6)

Included in purchased power costs are the costs associated with NSTAR Electric's basic service charge and deferred energy supply costs.  The basic service charge recovers energy-related costs incurred as a result of providing electric generation service supply to all customers who have not migrated to third party suppliers.  The decrease in purchased power costs was due primarily to lower sales volumes and lower prices associated with the procurement of energy supply.  The increase in transmission costs was primarily the result of an increase in the RNS costs billed by ISO-NE.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased in the first quarter of 2016, as compared to the same period in 2015, driven by a $21.8 million increase in non-tracked costs, which was primarily attributable to the absence in 2016 of the resolution of the basic service bad debt adder mechanism in 2015 ($24.2 million) and increased vegetation management expenses, partially offset by a decrease in employee-related expenses.  Tracked costs, which have no earnings impact, decreased $2.9 million, which was primarily attributable to lower transmission operations expenses.

Depreciation expense increased in the first quarter of 2016, as compared to the same period in 2015, due primarily to higher utility plant in service balances.

Amortization of Regulatory Assets/(Liabilities), Net, reflects the absence in 2016 of an $11.7 million benefit recognized in the first quarter of 2015 relating to the Comprehensive Settlement Agreement.  The increase in amortization was partially offset by the deferral adjustment of certain costs that exceeded billed revenues in the first quarter of 2016, as compared to the same period in 2015.  The deferral adjusts expense to match the corresponding revenues.  These deferred costs, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs, are recovered from customers in rates and have no impact on earnings.

Energy Efficiency Programs, which are tracked costs, increased in the first quarter of 2016, as compared to the same period in 2015, due primarily to an increase in energy efficiency costs incurred in accordance with the three-year program guidelines established by the DPU.

Taxes Other Than Income Taxes expense increased in the first quarter of 2016, as compared to the same period in 2015, due primarily to an increase in property taxes as a result an increase in utility plant balances.

Income Tax Expense decreased in the first quarter of 2016, as compared to the same period in 2015, due primarily to lower pre-tax earnings ($17.9 million), lower state taxes ($2.8 million), and the excess tax benefit due to the adoption of new accounting guidance related to share-based payment transactions ($0.9 million).

EARNINGS SUMMARY

NSTAR Electric's earnings decreased $29.1 million in the first quarter of 2016, as compared to the same period in 2015, due primarily to the absence in 2016 of the 2015 resolution of the basic service bad debt adder mechanism ($14.5 million), the absence in 2016 of the 2015 favorable impact associated with the Comprehensive Settlement Agreement ($13 million), lower retail sales volumes, and higher depreciation expense.  These unfavorable earnings impacts were partially offset by an increase in transmission earnings, which was driven by a higher transmission rate base as well as the absence in 2016 of the 2015 FERC ROE complaint proceedings reserve charge.

LIQUIDITY

NSTAR Electric had cash flows provided by operating activities of $96.3 million in the first quarter of 2016, as compared to $221.3 million in the same period of 2015.  The decrease in operating cash flows was due primarily to changes related to our working capital items, including the timing of collections and payments of affiliated company receivables and accounts payable, as well as the use of inventory.  In addition, there was a $53.6 million reduction in income tax refunds received in the first quarter of 2016, as compared to the same period in 2015.  Also contributing to the decrease in operating cash flows was an increase in Pension Plan contributions of $12.8 million in the first quarter of 2016, as compared to the same period in 2015.  Partially offsetting these unfavorable impacts was the timing of regulatory recoveries resulting from the decrease in purchased power costs.

NSTAR Electric has a $450 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt.  As of March 31, 2016 and December 31, 2015, NSTAR Electric had $148.5 million and $62.5 million, respectively, in short-term borrowings outstanding under its commercial paper program, leaving $301.5 million and $387.5 million of available borrowing capacity as of March 31, 2016 and December 31, 2015, respectively.  The weighted-average interest rate on these borrowings as of March 31, 2016 and December 31, 2015 was 0.38 percent and 0.40 percent, respectively.  NSTAR Electric is a party to a five-year $450 million revolving credit facility, which terminates on September 4, 2020.  The facility serves to backstop NSTAR Electric's $450 million commercial paper program.

RESULTS OF OPERATIONS – PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for PSNH for the three months ended March 31, 2016 and 2015 included in this Quarterly Report on Form 10-Q:

	For the Three Months Ended March 31,
			Increase/
(Millions of Dollars)	2016	2015	(Decrease)	Percent
Operating Revenues	$242.3	$284.8	$(42.5)	(14.9)%
Operating Expenses:
Purchased Power, Fuel and Transmission	50.2	99.6	(49.4)	(49.6)
Operations and Maintenance	59.2	58.4	0.8	1.4
Depreciation	28.3	25.6	2.7	10.5
Amortization of Regulatory Assets, Net	8.5	15.1	(6.6)	(43.7)
Energy Efficiency Programs	3.6	3.8	(0.2)	(5.3)
Taxes Other Than Income Taxes	21.8	19.1	2.7	14.1
Total Operating Expenses	171.6	221.6	(50.0)	(22.6)
Operating Income	70.7	63.2	7.5	11.9
Interest Expense	12.5	11.3	1.2	10.6
Other Income, Net	0.2	0.4	(0.2)	(50.0)
Income Before Income Tax Expense	58.4	52.3	6.1	11.7
Income Tax Expense	22.3	20.3	2.0	9.9
Net Income	$36.1	$32.0	$4.1	12.8%

Operating Revenues
PSNH's retail sales volumes were as follows:

	For the Three Months Ended March 31,
	2016	2015	Decrease	Percent
Retail Sales Volumes in GWh	1,976	2,067	(91)	(4.4)%

PSNH's Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, decreased by $42.5 million in the first quarter of 2016, as compared to the same period in 2015.

Base distribution revenues:  Base distribution revenues decreased $2.6 million due primarily to weather impacts.  The impact of warmer than normal weather experienced in the first quarter of 2016, as compared to much colder than normal temperatures in the first quarter of 2015, was the primary driver of a 4.4 percent decrease in sales volumes.  Additionally, increased customer energy conservation efforts, including those resulting from company sponsored energy efficiency programs, contributed to the decrease in sales volumes.  Partially offsetting this decrease was a $1.8 million increase as a result of a distribution rate increase effective July 1, 2015.

Tracked revenues: Tracked revenues consist of certain costs that are recovered from customers in rates through NHPUC-approved cost tracking mechanisms and therefore have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply costs and costs associated with the generation of electricity for customers, retail transmission charges, energy efficiency program costs and stranded cost recovery revenues.  Tracked distribution revenues decreased primarily as a result of a decrease in energy supply costs and a reduction in wholesale generation revenues in the first quarter of 2016, as compared to the first quarter of 2015 ($46.9 million), driven by lower sales volumes and decreased average retail rates.

Transmission revenues increased by $5.5 million due primarily to higher revenue requirements associated with ongoing investments in our transmission infrastructure and the absence in 2016 of a $1 million reserve charge recorded in the first quarter of 2015 associated with the March 2015 FERC ROE order.

Purchased Power, Fuel and Transmission expense includes costs associated with PSNH's generation of electricity as well as purchasing electricity on behalf of its customers.  These generation and energy supply costs are recovered from customers in NHPUC-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power, Fuel and Transmission expense decreased in the first quarter of 2016, as compared to the same period in 2015, due primarily to the following:

(Millions of Dollars)	(Decrease)/Increase
Purchased Power and Generation Fuel Costs	$(49.6)
Transmission Costs	0.2
Total Purchased Power, Fuel and Transmission	$(49.4)

In order to meet the demand of customers who have not migrated to third party suppliers, PSNH procures power through long-term power supply contracts and short-term purchases and spot purchases in the competitive New England wholesale power market and/or produces power through its own generation.  The decrease in purchased power and generation fuel costs was due primarily to a decrease in the amount of electricity generated by PSNH facilities.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased in the first quarter of 2016, as compared to the same period in 2015, driven by a $0.8 million increase in various tracked costs, which have no earnings impact.

Depreciation expense increased in the first quarter of 2016, as compared to the same period in 2015, due primarily to higher utility plant in service balances.

Amortization of Regulatory Assets, Net, includes the deferral of energy supply costs and the amortization of certain costs, which are recovered from customers in rates and have no impact on earnings.  The decrease in the first quarter of 2016, as compared to the same period in 2015, was due primarily to a decrease in the default energy service charge.  The deferral adjusts expense to match the corresponding revenues.

Taxes Other Than Income Taxes expense increased in the first quarter of 2016, as compared to the same period in 2015, due primarily to an increase in property taxes as a result of an increase in utility plant balances.

Income Tax Expense increased in the first quarter of 2016, as compared to the same period in 2015, due primarily to higher pre-tax earnings ($2.1 million).

EARNINGS SUMMARY

PSNH's earnings increased $4.1 million in the first quarter of 2016, as compared to the same period in 2015, due primarily to an increase in transmission earnings, which was driven by a higher transmission rate base as well as the absence in 2016 of the 2015 FERC ROE complaint proceedings reserve charge, higher generation earnings due primarily to the timing of recording REC revenues, and the impact of the distribution rate increase effective July 1, 2015.  These favorable earnings impacts were partially offset by lower retail sales volumes, higher property tax expense and higher depreciation expense.

LIQUIDITY

PSNH had cash flows provided by operating activities of $156.3 million in the first quarter of 2016, as compared to $113.9 million in the same period in 2015.  The increase in operating cash flows was due primarily to an increase of $52.1 million in income tax refunds received in 2016, as compared to the same period in 2015.  In addition, the timing of collections and payments related to our working capital items, including accounts receivable and accounts payable favorably impacted the first quarter 2016 operating cash flows, as compared to the same period in 2015.  Partially offsetting these favorable impacts was an increase in Pension Plan contributions of $9.9 million in 2016 and the use of fuel inventories.

RESULTS OF OPERATIONS – WESTERN MASSACHUSETTS ELECTRIC COMPANY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for WMECO for the three months ended March 31, 2016 and 2015 included in this Quarterly Report on Form 10-Q:

	For the Three Months Ended March 31,
			Increase/
(Millions of Dollars)	2016	2015	(Decrease)	Percent
Operating Revenues	$128.1	$152.9	$(24.8)	(16.2)%
Operating Expenses:
Purchased Power and Transmission	39.5	69.7	(30.2)	(43.3)
Operations and Maintenance	21.8	19.8	2.0	10.1
Depreciation	11.4	10.4	1.0	9.6
Amortization of Regulatory Assets, Net	1.2	3.9	(2.7)	(69.2)
Energy Efficiency Programs	10.9	11.1	(0.2)	(1.8)
Taxes Other Than Income Taxes	10.2	9.4	0.8	8.5
Total Operating Expenses	95.0	124.3	(29.3)	(23.6)
Operating Income	33.1	28.6	4.5	15.7
Interest Expense	6.0	6.8	(0.8)	(11.8)
Other (Loss)/Income, Net	(0.2)	0.5	(0.7)	(a)
Income Before Income Tax Expense	26.9	22.3	4.6	20.6
Income Tax Expense	10.1	9.1	1.0	11.0
Net Income	$16.8	$13.2	$3.6	27.3%

(a) Percent greater than 100 not shown as it is not meaningful.

Operating Revenues
WMECO's retail sales volumes were as follows:
	For the Three Months Ended March 31,
	2016	2015	Decrease	Percent
Retail Sales Volumes in GWh	876	955	(79)	(8.3)%

WMECO's Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, decreased by $24.8 million in the first quarter of 2016, as compared to the same period in 2015.

Fluctuations in WMECO's sales volumes do not impact the level of base distribution revenue realized or earnings due to the DPU approved revenue decoupling mechanism.  WMECO's revenue decoupling mechanism permits recovery of a base amount of distribution revenues ($132.4 million annually) and breaks the relationship between sales volumes and revenues recognized.  Revenue decoupling mechanisms result in the recovery of approved base distribution revenue requirements.

Fluctuations in the overall level of operating revenues are primarily related to tracked revenues.  Tracked revenues consist of certain costs that are recovered from customers in rates through DPU-approved cost tracking mechanisms and therefore have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply costs, retail transmission charges, energy efficiency program costs, low income assistance programs, and restructuring and stranded cost recovery revenues.  Tracked revenues decreased due primarily to a decrease in energy supply costs ($30.5 million) driven by lower sales volumes and decreased average retail rates.

Transmission revenues increased by $5.9 million due primarily to the absence in 2016 of a $4.1 million reserve charge recorded in the first quarter of 2015 associated with the March 2015 FERC ROE order and higher revenue requirements associated with ongoing investments in our transmission infrastructure.

Purchased Power and Transmission expense includes costs associated with the procurement of energy supply on behalf of WMECO's customers.  These energy supply costs are recovered from customers in DPU-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power and Transmission expense decreased in the first quarter of 2016, as compared to the same period in 2015, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Purchased Power Costs	$(31.5)
Transmission Costs	1.3
Total Purchased Power and Transmission	$(30.2)

Included in purchased power costs are the costs associated with WMECO's basic service charge and deferred energy supply costs.  The basic service charge recovers energy-related costs incurred as a result of providing electric generation service supply to all customers who have not migrated to third party suppliers.  The decrease in purchased power costs was due primarily to lower sales volumes and lower prices associated with the procurement of energy supply.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased in the first quarter of 2016, as compared to the same period in 2015, driven by a $2.3 million increase in tracked costs, which have no earnings impact, that was primarily attributable to the deferral of RECs generated and sold by the WMECO solar program, partially offset by a reduction in non-tracked costs of $0.3 million.

Depreciation expense increased in the first quarter of 2016, as compared to the same period in 2015, due primarily to higher utility plant in service balances.

Amortization of Regulatory Assets, Net, decreased in the first quarter of 2016, as compared to the same period in 2015, due to fluctuations in energy and energy related costs based on timing of costs incurred and related rate changes to recover these costs. Energy and energy related costs are recovered from customers in rates and have no impact on earnings.

Taxes Other Than Income Taxes expense increased in the first quarter of 2016, as compared to the same period in 2015, due to an increase in property taxes as a result of an increase in utility plant balances.

Income Tax Expense increased in the first quarter of 2016, as compared to the same period in 2015, due primarily to higher pre-tax earnings ($1.6 million), partially offset by items that impact our tax rate as a result of regulatory treatment (flow-through items) ($0.4 million).

EARNINGS SUMMARY

WMECO's earnings increased $3.6 million in the first quarter of 2016, as compared to the same period in 2015, due primarily to an increase in transmission earnings, which was driven by the absence in 2016 of the 2015 FERC ROE complaint proceedings reserve charge as well as a higher transmission rate base, and lower interest expense on long-term debt.  These favorable earnings impacts were partially offset by higher depreciation expense and higher property and other taxes expense.

LIQUIDITY

WMECO had cash flows provided by operating activities of $50.7 million in the first quarter of 2016, as compared to cash flows used in operating activities of $1.4 million in the same period of 2015.  The increase in operating cash flows was due primarily to an increase of $22.7 million in income tax refunds in the first quarter of 2016, as compared to the same period in 2015.  In addition, the increase in operating cash flows was due to the timing of regulatory recoveries relating to purchased power costs and the timing of collections of accounts receivable, partially offset by the timing of payments related to accounts payable.

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

Our Regulated companies are subject to credit risk from certain long-term or high-volume supply contracts with energy marketing companies.  Our Regulated companies manage the credit risk with these counterparties in accordance with established credit risk practices and monitor contracting risks, including credit risk.  As of March 31, 2016, our Regulated companies did not hold collateral (letters of credit) from counterparties related to our standard service contracts.  As of March 31, 2016, Eversource had $18 million of cash posted with ISO-NE related to energy purchase transactions.

We have provided additional disclosures regarding interest rate risk management and credit risk management in Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," in Eversource's 2015 Form 10-K, which is incorporated herein by reference. There have been no additional risks identified and no material changes with regard to the items previously disclosed in the Eversource 2015 Form 10-K.

ITEM 4.

CONTROLS AND PROCEDURES

Management, on behalf of Eversource, CL&P, NSTAR Electric, PSNH and WMECO, evaluated the design and operation of the disclosure controls and procedures as of March 31, 2016 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC.  This evaluation was made under management's supervision and with management's participation, including the principal executive officer and principal financial officer as of the end of the period covered by this Quarterly Report on Form 10-Q.  There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The principal executive officer and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of Eversource, CL&P, NSTAR Electric, PSNH and WMECO are effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in internal controls over financial reporting for Eversource, CL&P, NSTAR Electric, PSNH and WMECO during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We are parties to various legal proceedings.  We have disclosed these legal proceedings in Part I, Item 3, "Legal Proceedings," and elsewhere in our 2015 Form 10-K.  These disclosures are incorporated herein by reference.

As previously disclosed, the Yankee Companies each filed lawsuits against the DOE in August 2013 seeking recovery of actual damages incurred in the years 2009 through 2012, as described under the caption "Yankee Companies v. U.S. Department of Energy" "- DOE Phase III Damages" in Part I, Item 3, "Legal Proceedings" of our 2015 Form 10-K.  On March 25, 2016, the court issued its decision awarding CYAPC, YAEC, and MYAPC damages of $32.6 million, $19.6 million and $24.6 million, respectively.  In total, the Yankee Companies were awarded $76.8 million of the $77.9 million in damages sought by the Yankee Companies in Phase III.  The parties have 60 days following the final judgment date to appeal.

There have been no additional material legal proceedings identified and no further material changes with regard to the legal proceedings previously disclosed in our 2015 Form 10-K.

ITEM 1A.

RISK FACTORS

We are subject to a variety of significant risks in addition to the matters set forth under "Forward-Looking Statements," in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Quarterly Report on Form 10-Q.  We have identified a number of these risk factors in Part I, Item 1A, "Risk Factors," in our 2015 Form 10-K, which risk factors are incorporated herein by reference.  These risk factors should be considered carefully in evaluating our risk profile.  There have been no additional risk factors identified and no material changes with regard to the risk factors previously disclosed in our 2015 Form 10-K.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
January 1 – January 31, 2016	122,281	$51.36	-	-
February 1 – February 29, 2016	275,608	54.58	-	-
March 1 – March 31, 2016	128,547	56.93	-	-
Total	526,436	$54.41	-	-

ITEM 6.

EXHIBITS

Each document described below is filed herewith, unless designated with an asterisk (*), which exhibits are incorporated by reference by the registrant under whose name the exhibit appears.

Exhibit No.

Description

Listing of Exhibits (Eversource)

* 4

Seventh Supplemental Indenture between Eversource Energy, and The Bank of New York Trust Company N.A., as Trustee, dated as of March 1, 2016, relating to $250,000,000 aggregate principal amount of its Senior Notes, Series I, Due 2021, and $250,000,000 aggregate principal amount of its Senior Notes, Series J, Due 2026 (incorporated by reference to Exhibit 4.1 of the Eversource Energy Current Report on Form 8-K filed on March 15, 2016, File No. 001-05324)

12

Ratio of Earnings to Fixed Charges

31

Certification by the Chief Executive Officer of Eversource Energy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1

Certification by the Chief Financial Officer of Eversource Energy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32

Certification by the Chief Executive Officer and Chief Financial Officer of Eversource Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Listing of Exhibits (CL&P)

12

Ratio of Earnings to Fixed Charges

31

Certification by the Chairman of The Connecticut Light and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1

Certification by the Chief Financial Officer of The Connecticut Light and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32

Certification by the Chairman and the Chief Financial Officer of The Connecticut Light and Power Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Listing of Exhibits (NSTAR Electric Company)

12

Ratio of Earnings to Fixed Charges

31

Certification by the Chairman of NSTAR Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1

Certification by the Chief Financial Officer of NSTAR Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32

Certification by the Chairman and the Chief Financial Officer of NSTAR Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Listing of Exhibits (PSNH)

12

Ratio of Earnings to Fixed Charges

31

Certification by the Chairman of Public Service Company of New Hampshire pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1

Certification by the Chief Financial Officer of Public Service Company of New Hampshire pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32

Certification by the Chairman and the Chief Financial Officer of Public Service Company of New Hampshire pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Listing of Exhibits (WMECO)

12

Ratio of Earnings to Fixed Charges

31

Certification by the Chairman of Western Massachusetts Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1

Certification by the Chief Financial Officer of Western Massachusetts Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32

Certification by the Chairman and the Chief Financial Officer of Western Massachusetts Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

EVERSOURCE ENERGY

May 6, 2016	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY

May 6, 2016	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR ELECTRIC COMPANY

May 6, 2016	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

May 6, 2016	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN MASSACHUSETTS ELECTRIC COMPANY

May 6, 2016	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer