Form 10-Q
period 2016-06-30
EVERSOURCE ENERGY; WESTERN MASSACHUSETTS ELECTRIC CO; NSTAR ELECTRIC CO; PUBLIC SERVICE CO OF NEW HAMPSHIRE; CONNECTICUT LIGHT & POWER CO
filed 2016-08-05
CIK 72741, 106170, 13372, 315256, 23426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number	Registrant; State of Incorporation; Address; and Telephone Number	I.R.S. Employer Identification No.

1-5324	EVERSOURCE ENERGY (a Massachusetts voluntary association) 300 Cadwell Drive Springfield, Massachusetts 01104 Telephone: (860) 286-5000	04-2147929

0-00404	THE CONNECTICUT LIGHT AND POWER COMPANY (a Connecticut corporation) 107 Selden Street Berlin, Connecticut 06037-1616 Telephone: (860) 286-5000	06-0303850

1-02301	NSTAR ELECTRIC COMPANY (a Massachusetts corporation) 800 Boylston Street Boston, Massachusetts 02199 Telephone: (860) 286-5000	04-1278810

1-6392	PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE (a New Hampshire corporation) Energy Park 780 North Commercial Street Manchester, New Hampshire 03101-1134 Telephone: (860) 286-5000	02-0181050

0-7624	WESTERN MASSACHUSETTS ELECTRIC COMPANY (a Massachusetts corporation) 300 Cadwell Drive Springfield, Massachusetts 01104 Telephone: (860) 286-5000	04-1961130

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

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer

Eversource Energy	☒	☐	☐
The Connecticut Light and Power Company	☐	☐	☒
NSTAR Electric Company	☐	☐	☒
Public Service Company of New Hampshire	☐	☐	☒
Western Massachusetts Electric Company	☐	☐	☒

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

	Yes	No

Eversource Energy	☐	☒
The Connecticut Light and Power Company	☐	☒
NSTAR Electric Company	☐	☒
Public Service Company of New Hampshire	☐	☒
Western Massachusetts Electric Company	☐	☒

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

Company - Class of Stock	Outstanding as of July 31, 2016
Eversource Energy Common shares, $5.00 par value	317,207,036 shares

The Connecticut Light and Power Company Common stock, $10.00 par value	6,035,205 shares

NSTAR Electric Company Common stock, $1.00 par value	100 shares

Public Service Company of New Hampshire Common stock, $1.00 par value	301 shares

Western Massachusetts Electric Company Common stock, $25.00 par value	434,653 shares

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

Regulators:
DEEP	Connecticut Department of Energy and Environmental Protection
DOE	U.S. Department of Energy
DOER	Massachusetts Department of Energy Resources
DPU	Massachusetts Department of Public Utilities
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ISO-NE	ISO New England, Inc., the New England Independent System Operator
MA DEP	Massachusetts Department of Environmental Protection
NHPUC	New Hampshire Public Utilities Commission
PURA	Connecticut Public Utilities Regulatory Authority
SEC	U.S. Securities and Exchange Commission
SJC	Supreme Judicial Court of Massachusetts

Other Terms and Abbreviations:
ADIT	Accumulated Deferred Income Taxes
AFUDC	Allowance For Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income/(Loss)
ARO	Asset Retirement Obligation
C&LM	Conservation and Load Management
CfD	Contract for Differences
Clean Air Project	The construction of a wet flue gas desulphurization system, known as "scrubber technology," to reduce mercury emissions of the Merrimack coal-fired generation station in Bow, New Hampshire
CO2	Carbon dioxide
CPSL	Capital Projects Scheduling List
CTA	Competitive Transition Assessment
CWIP	Construction Work in Progress
EDC	Electric distribution company
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act of 1974
ESOP	Employee Stock Ownership Plan
ESPP	Employee Share Purchase Plan
Eversource 2015 Form 10-K	The Eversource Energy and Subsidiaries 2015 combined Annual Report on Form 10-K as filed with the SEC
FERC ALJ	FERC Administrative Law Judge
Fitch	Fitch Ratings
FMCC	Federally Mandated Congestion Charge
FTR	Financial Transmission Rights
GAAP	Accounting principles generally accepted in the United States of America
GSC	Generation Service Charge
GSRP	Greater Springfield Reliability Project
GWh	Gigawatt-Hours

i

HQ	Hydro-Québec, a corporation wholly owned by the Québec government, including its divisions that produce, transmit and distribute electricity in Québec, Canada
HVDC	High voltage direct current
Hydro Renewable Energy	Hydro Renewable Energy, Inc., a wholly owned subsidiary of Hydro-Québec
IPP	Independent Power Producers
ISO-NE Tariff	ISO-NE FERC Transmission, Markets and Services Tariff
kV	Kilovolt
kVa	Kilovolt-ampere
kW	Kilowatt (equal to one thousand watts)
kWh	Kilowatt-Hours (the basic unit of electricity energy equal to one kilowatt of power supplied for one hour)
LBR	Lost Base Revenue
LNG	Liquefied natural gas
LRS	Supplier of last resort service
McF	Million cubic feet
MGP	Manufactured Gas Plant
MMBtu	One million British thermal units
Moody's	Moody's Investors Services, Inc.
MW	Megawatt
MWh	Megawatt-Hours
NEEWS	New England East-West Solution
Northern Pass	The high voltage direct current transmission line project from Canada into New Hampshire
NOx	Nitrogen oxides
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits Other Than Pension
PBOP Plan	Postretirement Benefits Other Than Pension Plan that provides certain retiree benefits, primarily medical, dental and life insurance
PCRBs	Pollution Control Revenue Bonds
Pension Plan	Single uniform noncontributory defined benefit retirement plan
PPA	Pension Protection Act
RECs	Renewable Energy Certificates
Regulatory ROE	The average cost of capital method for calculating the return on equity related to the distribution and generation business segment excluding the wholesale transmission segment
RNS	Regional Network Service
ROE	Return on Equity
RRB	Rate Reduction Bond or Rate Reduction Certificate
RSUs	Restricted share units
S&P	Standard & Poor's Financial Services LLC
SBC	Systems Benefits Charge
SCRC	Stranded Cost Recovery Charge
SERP	Supplemental Executive Retirement Plans and non-qualified defined benefit retirement plans
SIP	Simplified Incentive Plan
SO2	Sulfur dioxide
SS	Standard service
TCAM	Transmission Cost Adjustment Mechanism
TSA	Transmission Service Agreement
UI	The United Illuminating Company

ii

EVERSOURCE ENERGY AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
WESTERN MASSACHUSETTS ELECTRIC COMPANY

TABLE OF CONTENTS

iii

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(Thousands of Dollars)	2016	2015

ASSETS

Current Assets:
Cash and Cash Equivalents	$38,726	$23,947
Receivables, Net	806,340	775,480
Unbilled Revenues	203,824	202,647
Taxes Receivable	103,926	305,359
Fuel, Materials, Supplies and Inventory	292,547	336,476
Regulatory Assets	863,360	845,843
Prepayments and Other Current Assets	106,561	129,034
Total Current Assets	2,415,284	2,618,786

Property, Plant and Equipment, Net	20,448,475	19,892,441

Deferred Debits and Other Assets:
Regulatory Assets	3,661,578	3,737,960
Goodwill	3,519,401	3,519,401
Marketable Securities	518,750	516,478
Other Long-Term Assets	319,175	295,243
Total Deferred Debits and Other Assets	8,018,904	8,069,082

Total Assets	$30,882,663	$30,580,309

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable	$767,000	$1,160,953
Long-Term Debt - Current Portion	178,883	228,883
Accounts Payable	631,566	813,646
Obligations to Third Party Suppliers	133,943	128,564
Regulatory Liabilities	119,413	107,759
Other Current Liabilities	472,964	549,985
Total Current Liabilities	2,303,769	2,989,790

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	5,398,926	5,147,678
Regulatory Liabilities	527,678	513,595
Derivative Liabilities	381,572	337,102
Accrued Pension, SERP and PBOP	1,294,548	1,407,288
Other Long-Term Liabilities	875,270	871,499
Total Deferred Credits and Other Liabilities	8,477,994	8,277,162

Capitalization:
Long-Term Debt	9,435,924	8,805,574

Noncontrolling Interest - Preferred Stock of Subsidiaries	155,568	155,568

Equity:
Common Shareholders' Equity:
Common Shares	1,669,392	1,669,313
Capital Surplus, Paid In	6,252,514	6,262,368
Retained Earnings	2,962,843	2,797,355
Accumulated Other Comprehensive Loss	(65,364)	(66,844)
Treasury Stock	(309,977)	(309,977)
Common Shareholders' Equity	10,509,408	10,352,215
Total Capitalization	20,100,900	19,313,357

Total Liabilities and Capitalization	$30,882,663	$30,580,309

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars, Except Share Information)	2016	2015	2016	2015

Operating Revenues	$1,767,184	$1,817,061	$3,822,819	$4,330,491

Operating Expenses:
Purchased Power, Fuel and Transmission	581,260	685,118	1,336,119	1,847,167
Operations and Maintenance	320,714	316,641	640,850	650,024
Depreciation	176,507	163,668	350,492	327,505
Amortization of Regulatory (Liabilities)/Assets, Net	(8,716)	(1,166)	12,281	59,438
Energy Efficiency Programs	119,667	101,850	256,842	248,452
Taxes Other Than Income Taxes	154,330	138,935	314,277	288,415
Total Operating Expenses	1,343,762	1,405,046	2,910,861	3,421,001
Operating Income	423,422	412,015	911,958	909,490
Interest Expense	100,492	92,259	198,703	187,102
Other Income, Net	8,038	12,899	10,049	18,626
Income Before Income Tax Expense	330,968	332,655	723,304	741,014
Income Tax Expense	125,439	123,268	271,742	276,494
Net Income	205,529	209,387	451,562	464,520
Net Income Attributable to Noncontrolling Interests	1,880	1,880	3,759	3,759
Net Income Attributable to Common Shareholders	$203,649	$207,507	$447,803	$460,761

Basic and Diluted Earnings Per Common Share	$0.64	$0.65	$1.41	$1.45

Dividends Declared Per Common Share	$0.45	$0.42	$0.89	$0.84

Weighted Average Common Shares Outstanding:
Basic	317,785,495	317,613,166	317,651,319	317,352,004
Diluted	318,476,699	318,559,568	318,478,876	318,525,378

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Net Income	$205,529	$209,387	$451,562	$464,520
Other Comprehensive (Loss)/Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	534	509	1,068	1,018
Changes in Unrealized Gains/(Losses) on Marketable Securities	1,061	(1,248)	1,325	(1,116)
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	(1,784)	1,120	(913)	2,074
Other Comprehensive (Loss)/Income, Net of Tax	(189)	381	1,480	1,976
Comprehensive Income Attributable to Noncontrolling Interests	(1,880)	(1,880)	(3,759)	(3,759)
Comprehensive Income Attributable to Common Shareholders	$203,460	$207,888	$449,283	$462,737

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2016	2015

Operating Activities:
Net Income	$451,562	$464,520
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	350,492	327,505
Deferred Income Taxes	250,851	176,800
Pension, SERP and PBOP Expense	22,659	48,432
Pension and PBOP Contributions	(65,929)	(31,032)
Regulatory Underrecoveries, Net	(5,768)	(73,547)
Amortization of Regulatory Assets, Net	12,281	59,438
Other	(10,808)	(38,521)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(76,751)	(123,984)
Fuel, Materials, Supplies and Inventory	43,930	60,044
Taxes Receivable/Accrued, Net	230,075	214,577
Accounts Payable	(151,996)	(228,176)
Other Current Assets and Liabilities, Net	(72,160)	9,226
Net Cash Flows Provided by Operating Activities	978,438	865,282

Investing Activities:
Investments in Property, Plant and Equipment	(869,168)	(740,379)
Proceeds from Sales of Marketable Securities	327,581	427,990
Purchases of Marketable Securities	(322,244)	(408,242)
Other Investing Activities	(2,991)	4,821
Net Cash Flows Used in Investing Activities	(866,822)	(715,810)

Financing Activities:
Cash Dividends on Common Shares	(282,314)	(264,936)
Cash Dividends on Preferred Stock	(3,759)	(3,759)
Decrease in Notes Payable	(393,953)	(449,375)
Issuance of Long-Term Debt	800,000	750,000
Retirements of Long-Term Debt	(200,000)	(166,577)
Other Financing Activities	(16,811)	(17,059)
Net Cash Flows Used in Financing Activities	(96,837)	(151,706)
Net Increase/(Decrease) in Cash and Cash Equivalents	14,779	(2,234)
Cash and Cash Equivalents - Beginning of Period	23,947	38,703
Cash and Cash Equivalents - End of Period	$38,726	$36,469

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(Thousands of Dollars)	2016	2015

ASSETS

Current Assets:
Cash	$9,449	$1,057
Receivables, Net	370,982	352,536
Accounts Receivable from Affiliated Companies	9,703	21,214
Unbilled Revenues	99,822	99,879
Taxes Receivable	12,498	137,643
Regulatory Assets	312,160	268,318
Materials and Supplies	52,538	43,124
Prepayments and Other Current Assets	15,826	32,234
Total Current Assets	882,978	956,005

Property, Plant and Equipment, Net	7,336,577	7,156,809

Deferred Debits and Other Assets:
Regulatory Assets	1,368,897	1,369,028
Other Long-Term Assets	121,477	111,115
Total Deferred Debits and Other Assets	1,490,374	1,480,143

Total Assets	$9,709,929	$9,592,957

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable to Eversource Parent	$93,000	$277,400
Long-Term Debt - Current Portion	150,000	-
Accounts Payable	219,332	267,764
Accounts Payable to Affiliated Companies	60,169	66,456
Obligations to Third Party Suppliers	61,532	60,746
Regulatory Liabilities	63,287	61,155
Derivative Liabilities	91,603	91,820
Other Current Liabilities	122,886	110,631
Total Current Liabilities	861,809	935,972

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,922,428	1,820,865
Regulatory Liabilities	80,617	74,830
Derivative Liabilities	380,643	336,189
Accrued Pension, SERP and PBOP	247,419	271,056
Other Long-Term Liabilities	131,883	133,446
Total Deferred Credits and Other Liabilities	2,762,990	2,636,386

Capitalization:
Long-Term Debt	2,614,878	2,763,682

Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200

Common Stockholder's Equity:
Common Stock	60,352	60,352
Capital Surplus, Paid In	2,056,389	1,910,663
Retained Earnings	1,237,620	1,170,278
Accumulated Other Comprehensive Loss	(309)	(576)
Common Stockholder's Equity	3,354,052	3,140,717
Total Capitalization	6,085,130	6,020,599

Total Liabilities and Capitalization	$9,709,929	$9,592,957

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2016	2015	2016	2015

Operating Revenues	$679,787	$666,554	$1,415,103	$1,471,471

Operating Expenses:
Purchased Power and Transmission	234,504	253,180	507,104	586,799
Operations and Maintenance	122,532	118,687	233,375	236,044
Depreciation	57,532	52,191	114,500	105,094
Amortization of Regulatory (Liabilities)/Assets, Net	(2,988)	(7,530)	6,891	40,776
Energy Efficiency Programs	35,498	33,963	73,589	76,770
Taxes Other Than Income Taxes	70,568	62,102	146,030	130,181
Total Operating Expenses	517,646	512,593	1,081,489	1,175,664
Operating Income	162,141	153,961	333,614	295,807
Interest Expense	35,978	36,124	72,477	72,748
Other Income, Net	6,275	4,062	7,211	6,221
Income Before Income Tax Expense	132,438	121,899	268,348	229,280
Income Tax Expense	49,563	43,129	98,427	81,276
Net Income	$82,875	$78,770	$169,921	$148,004

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Net Income	$82,875	$78,770	$169,921	$148,004
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	111	111	222	222
Changes in Unrealized Gains/(Losses) on Marketable Securities	36	(43)	45	(39)
Other Comprehensive Income, Net of Tax	147	68	267	183
Comprehensive Income	$83,022	$78,838	$170,188	$148,187

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2016	2015

Operating Activities:
Net Income	$169,921	$148,004
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	114,500	105,094
Deferred Income Taxes	97,913	30,145
Pension, SERP, and PBOP Expense, Net of PBOP Contributions	3,325	7,079
Regulatory Underrecoveries, Net	(40,386)	(55,302)
Amortization of Regulatory Assets, Net	6,891	40,776
Other	(4,477)	(2,432)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(26,729)	(73,279)
Taxes Receivable/Accrued, Net	145,852	123,051
Accounts Payable	(38,137)	(55,192)
Other Current Assets and Liabilities, Net	774	2,085
Net Cash Flows Provided by Operating Activities	429,447	270,029

Investing Activities:
Investments in Property, Plant and Equipment	(288,630)	(242,346)
Proceeds from the Sale of Property, Plant and Equipment	9,047	-
Other Investing Activities	205	(1,362)
Net Cash Flows Used in Investing Activities	(279,378)	(243,708)

Financing Activities:
Cash Dividends on Common Stock	(99,800)	(98,000)
Cash Dividends on Preferred Stock	(2,779)	(2,779)
Capital Contributions from Eversource Parent	145,700	-
Issuance of Long-Term Debt	-	300,000
Retirement of Long-Term Debt	-	(162,000)
Decrease in Notes Payable to Eversource Parent	(184,400)	(47,800)
Other Financing Activities	(398)	(8,871)
Net Cash Flows Used in Financing Activities	(141,677)	(19,450)
Net Increase in Cash	8,392	6,871
Cash - Beginning of Period	1,057	2,356
Cash - End of Period	$9,449	$9,227

The accompanying notes are an integral part of these unaudited condensed financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(Thousands of Dollars)	2016	2015

ASSETS

Current Assets:
Cash and Cash Equivalents	$3,391	$3,346
Receivables, Net	254,376	229,936
Accounts Receivable from Affiliated Companies	12,241	4,034
Unbilled Revenues	43,115	29,464
Taxes Receivable	21,564	70,236
Materials, Supplies and Inventory	40,292	75,487
Regulatory Assets	316,715	348,408
Prepayments and Other Current Assets	9,510	11,448
Total Current Assets	701,204	772,359

Property, Plant and Equipment, Net	5,788,659	5,655,458

Deferred Debits and Other Assets:
Regulatory Assets	1,112,099	1,112,977
Other Long-Term Assets	61,886	62,467
Total Deferred Debits and Other Assets	1,173,985	1,175,444

Total Assets	$7,663,848	$7,603,261

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable	$329,000	$62,500
Long-Term Debt - Current Portion	-	200,000
Accounts Payable	146,868	228,250
Accounts Payable to Affiliated Companies	46,174	38,648
Obligations to Third Party Suppliers	61,538	56,718
Renewable Portfolio Standards Compliance Obligations	44,239	104,847
Regulatory Liabilities	6,923	3,281
Other Current Liabilities	58,770	72,007
Total Current Liabilities	693,512	766,251

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,809,408	1,760,339
Regulatory Liabilities	267,809	264,352
Accrued Pension, SERP and PBOP	194,734	209,153
Other Long-Term Liabilities	124,877	120,939
Total Deferred Credits and Other Liabilities	2,396,828	2,354,783

Capitalization:
Long-Term Debt	2,077,687	1,829,766

Preferred Stock Not Subject to Mandatory Redemption	43,000	43,000

Common Stockholder's Equity:
Common Stock	-	-
Capital Surplus, Paid In	995,378	995,378
Retained Earnings	1,456,919	1,613,538
Accumulated Other Comprehensive Income	524	545
Common Stockholder's Equity	2,452,821	2,609,461
Total Capitalization	4,573,508	4,482,227

Total Liabilities and Capitalization	$7,663,848	$7,603,261

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2016	2015	2016	2015

Operating Revenues	$591,301	$617,196	$1,205,517	$1,384,004

Operating Expenses:
Purchased Power and Transmission	219,189	283,129	473,525	684,995
Operations and Maintenance	88,954	69,430	183,650	145,254
Depreciation	52,571	48,949	104,457	97,716
Amortization of Regulatory Assets/(Liabilities), Net	3,971	(7,336)	8,654	(12,901)
Energy Efficiency Programs	61,922	41,733	128,165	97,150
Taxes Other Than Income Taxes	34,194	29,876	66,750	60,841
Total Operating Expenses	460,801	465,781	965,201	1,073,055
Operating Income	130,500	151,415	240,316	310,949
Interest Expense	20,216	17,781	41,104	38,227
Other Income, Net	2,836	2,533	2,502	3,136
Income Before Income Tax Expense	113,120	136,167	201,714	275,858
Income Tax Expense	44,953	54,204	79,053	110,335
Net Income	$68,167	$81,963	$122,661	$165,523

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Net Income	$68,167	$81,963	$122,661	$165,523
Other Comprehensive Loss, Net of Tax:
Changes in Funded Status of SERP Benefit Plan	(11)	(2)	(21)	(182)
Other Comprehensive Loss, Net of Tax	(11)	(2)	(21)	(182)
Comprehensive Income	$68,156	$81,961	$122,640	$165,341

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2016	2015

Operating Activities:
Net Income	$122,661	$165,523
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	104,457	97,716
Deferred Income Taxes	48,505	61,734
Pension and PBOP Contributions, Net of Pension, SERP and PBOP Expense	(13,236)	(264)
Regulatory Over/(Under) Recoveries, Net	26,277	(96,290)
Amortization of Regulatory Assets/(Liabilities), Net	8,654	(12,901)
Other	(3,978)	(28,653)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(56,140)	(91,753)
Materials, Supplies and Inventory	35,194	17,595
Taxes Receivable/Accrued, Net	45,608	100,661
Accounts Payable	(88,774)	(30,839)
Other Current Assets and Liabilities, Net	(64,084)	25,076
Net Cash Flows Provided by Operating Activities	165,144	207,605

Investing Activities:
Investments in Property, Plant and Equipment	(199,824)	(188,103)
Other Investing Activities	-	53
Net Cash Flows Used in Investing Activities	(199,824)	(188,050)

Financing Activities:
Cash Dividends on Common Stock	(278,300)	(99,000)
Cash Dividends on Preferred Stock	(980)	(980)
Increase in Notes Payable	266,500	75,200
Issuance of Long-Term Debt	250,000	-
Retirements of Long-Term Debt	(200,000)	(4,700)
Other Financing Activities	(2,495)	-
Net Cash Flows Provided by/(Used in) Financing Activities	34,725	(29,480)
Increase/(Decrease) in Cash and Cash Equivalents	45	(9,925)
Cash and Cash Equivalents - Beginning of Period	3,346	12,773
Cash and Cash Equivalents - End of Period	$3,391	$2,848

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(Thousands of Dollars)	2016	2015

ASSETS

Current Assets:
Cash	$1,084	$1,733
Receivables, Net	77,389	77,546
Accounts Receivable from Affiliated Companies	3,938	2,352
Unbilled Revenues	38,275	38,207
Taxes Receivable	8,848	43,128
Fuel, Materials, Supplies and Inventory	151,475	156,868
Regulatory Assets	122,879	104,971
Prepayments and Other Current Assets	19,570	24,302
Total Current Assets	423,458	449,107

Property, Plant and Equipment, Net	2,925,288	2,855,363

Deferred Debits and Other Assets:
Regulatory Assets	238,612	257,873
Other Long-Term Assets	34,886	34,176
Total Deferred Debits and Other Assets	273,498	292,049

Total Assets	$3,622,244	$3,596,519

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable to Eversource Parent	$120,900	$231,300
Accounts Payable	96,059	87,925
Accounts Payable to Affiliated Companies	21,049	24,214
Regulatory Liabilities	5,986	6,898
Other Current Liabilities	37,264	43,921
Total Current Liabilities	281,258	394,258

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	746,785	705,894
Regulatory Liabilities	47,283	47,851
Accrued Pension, SERP and PBOP	75,721	89,579
Other Long-Term Liabilities	50,318	50,746
Total Deferred Credits and Other Liabilities	920,107	894,070

Capitalization:
Long-Term Debt	1,071,532	1,071,017

Common Stockholder's Equity:
Common Stock	-	-
Capital Surplus, Paid In	831,634	748,634
Retained Earnings	523,414	494,901
Accumulated Other Comprehensive Loss	(5,701)	(6,361)
Common Stockholder's Equity	1,349,347	1,237,174
Total Capitalization	2,420,879	2,308,191

Total Liabilities and Capitalization	$3,622,244	$3,596,519

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2016	2015	2016	2015

Operating Revenues	$218,517	$241,875	$460,807	$526,722

Operating Expenses:
Purchased Power, Fuel and Transmission	45,653	47,938	95,867	147,516
Operations and Maintenance	63,788	76,468	123,001	134,895
Depreciation	28,644	25,751	56,879	51,397
Amortization of Regulatory (Liabilities)/Assets, Net	(8,186)	12,050	332	27,181
Energy Efficiency Programs	3,259	3,356	6,879	7,128
Taxes Other Than Income Taxes	22,287	22,249	44,082	41,331
Total Operating Expenses	155,445	187,812	327,040	409,448
Operating Income	63,072	54,063	133,767	117,274
Interest Expense	12,526	11,662	24,987	22,935
Other Income, Net	282	1,245	432	1,628
Income Before Income Tax Expense	50,828	43,646	109,212	95,967
Income Tax Expense	19,573	15,701	41,899	35,977
Net Income	$31,255	$27,945	$67,313	$59,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Net Income	$31,255	$27,945	$67,313	$59,990
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	291	290	581	581
Changes in Unrealized Gains/(Losses) on Marketable Securities	63	(75)	79	(67)
Other Comprehensive Income, Net of Tax	354	215	660	514
Comprehensive Income	$31,609	$28,160	$67,973	$60,504

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2016	2015

Operating Activities:
Net Income	$67,313	$59,990
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	56,879	51,397
Deferred Income Taxes	45,976	47,454
Regulatory Underrecoveries, Net	(10,740)	(3,089)
Amortization of Regulatory Assets, Net	332	27,181
Other	(8,484)	8,726
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(5,247)	(6,597)
Fuel, Materials, Supplies and Inventory	5,394	11,019
Taxes Receivable/Accrued, Net	33,840	(20,414)
Accounts Payable	20,417	(21,362)
Other Current Assets and Liabilities, Net	(1,422)	(3,792)
Net Cash Flows Provided by Operating Activities	204,258	150,513

Investing Activities:
Investments in Property, Plant and Equipment	(138,713)	(140,171)
Other Investing Activities	172	169
Net Cash Flows Used in Investing Activities	(138,541)	(140,002)

Financing Activities:
Cash Dividends on Common Stock	(38,800)	(53,000)
Capital Contributions from Eversource Parent	83,000	-
(Decrease)/Increase in Notes Payable to Eversource Parent	(110,400)	43,000
Other Financing Activities	(166)	(182)
Net Cash Flows Used in Financing Activities	(66,366)	(10,182)
Net (Decrease)/Increase in Cash	(649)	329
Cash - Beginning of Period	1,733	489
Cash - End of Period	$1,084	$818

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(Thousands of Dollars)	2016	2015

ASSETS

Current Assets:
Cash	$1,421	$834
Receivables, Net	54,685	50,912
Accounts Receivable from Affiliated Companies	9,139	18,633
Unbilled Revenues	13,928	15,065
Taxes Receivable	422	33,407
Regulatory Assets	57,660	56,166
Prepayments and Other Current Assets	8,598	7,882
Total Current Assets	145,853	182,899

Property, Plant and Equipment, Net	1,616,305	1,575,306

Deferred Debits and Other Assets:
Regulatory Assets	124,804	135,010
Other Long-Term Assets	27,625	24,875
Total Deferred Debits and Other Assets	152,429	159,885

Total Assets	$1,914,587	$1,918,090

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Notes Payable to Eversource Parent	$53,700	$143,400
Accounts Payable	32,783	58,364
Accounts Payable to Affiliated Companies	19,935	19,896
Obligations to Third Party Suppliers	10,336	9,654
Renewable Portfolio Standards Compliance Obligations	11,251	6,395
Regulatory Liabilities	11,256	13,122
Other Current Liabilities	11,556	13,878
Total Current Liabilities	150,817	264,709

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	487,389	470,539
Regulatory Liabilities	13,280	11,597
Accrued Pension, SERP and PBOP	12,135	19,515
Other Long-Term Liabilities	40,175	36,819
Total Deferred Credits and Other Liabilities	552,979	538,470

Capitalization:
Long-Term Debt	566,885	517,329

Common Stockholder's Equity:
Common Stock	10,866	10,866
Capital Surplus, Paid In	426,398	391,398
Retained Earnings	209,232	198,140
Accumulated Other Comprehensive Loss	(2,590)	(2,822)
Common Stockholder's Equity	643,906	597,582
Total Capitalization	1,210,791	1,114,911

Total Liabilities and Capitalization	$1,914,587	$1,918,090

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2016	2015	2016	2015

Operating Revenues	$116,396	$125,194	$244,491	$278,058

Operating Expenses:
Purchased Power and Transmission	32,665	43,055	72,228	112,716
Operations and Maintenance	22,088	20,104	43,893	39,889
Depreciation	11,476	10,848	22,847	21,223
Amortization of Regulatory Assets, Net	992	3,336	2,203	7,264
Energy Efficiency Programs	10,347	9,519	21,203	20,594
Taxes Other Than Income Taxes	9,600	9,398	19,833	18,833
Total Operating Expenses	87,168	96,260	182,207	220,519
Operating Income	29,228	28,934	62,284	57,539
Interest Expense	6,072	6,291	12,075	13,112
Other Income/(Loss), Net	104	1,245	(46)	1,819
Income Before Income Tax Expense	23,260	23,888	50,163	46,246
Income Tax Expense	9,995	9,693	20,071	18,807
Net Income	$13,265	$14,195	$30,092	$27,439

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

Net Income	$13,265	$14,195	$30,092	$27,439
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	110	84	219	169
Changes in Unrealized Gains/(Losses) on Marketable Securities	10	(12)	13	(11)
Other Comprehensive Income, Net of Tax	120	72	232	158
Comprehensive Income	$13,385	$14,267	$30,324	$27,597

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2016	2015

Operating Activities:
Net Income	$30,092	$27,439
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	22,847	21,223
Deferred Income Taxes	17,155	12,503
Regulatory Underrecoveries, Net	(2,651)	(7,911)
Amortization of Regulatory Assets, Net	2,203	7,264
Other	(2,547)	(3,598)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	6,500	(11,593)
Taxes Receivable/Accrued, Net	32,985	18,774
Accounts Payable	(13,176)	(21,056)
Other Current Assets and Liabilities, Net	2,502	859
Net Cash Flows Provided by Operating Activities	95,910	43,904

Investing Activities:
Investments in Property, Plant and Equipment	(71,459)	(62,966)
Proceeds from Sales of Marketable Securities	1,484	49,739
Purchases of Marketable Securities	(1,457)	(50,118)
Net Cash Flows Used in Investing Activities	(71,432)	(63,345)

Financing Activities:
Cash Dividends on Common Stock	(19,000)	(18,600)
Capital Contribution from Eversource Parent	35,000	-
(Decrease)/Increase in Notes Payable to Eversource Parent	(89,700)	39,200
Issuance of Long-Term Debt	50,000	-
Other Financing Activities	(191)	(16)
Net Cash Flows (Used in)/Provided by Financing Activities	(23,891)	20,584
Net Increase in Cash	587	1,143
Cash - Beginning of Period	834	-
Cash - End of Period	$1,421	$1,143

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

The combined notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  The accompanying financial statements should be read in conjunction with the Combined Notes to Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of the Eversource 2015 Form 10-K, which was filed with the SEC.  The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The financial statements contain, in the opinion of management, all adjustments (including normal, recurring adjustments) necessary to present fairly Eversource's, CL&P's, NSTAR Electric's, PSNH's and WMECO's financial position as of June 30, 2016 and December 31, 2015, the results of operations and comprehensive income for the three and six months ended June 30, 2016 and 2015, and the cash flows for the six months ended June 30, 2016 and 2015.  The results of operations and comprehensive income for the three and six months ended June 30, 2016 and 2015 and the cash flows for the six months ended June 30, 2016 and 2015 are not necessarily indicative of the results expected for a full year.

Eversource consolidates CYAPC and YAEC because CL&P's, NSTAR Electric's, PSNH's and WMECO's combined ownership interest in each of these entities is greater than 50 percent.  Intercompany transactions between CL&P, NSTAR Electric, PSNH and WMECO and the CYAPC and YAEC companies have been eliminated in consolidation of the Eversource financial statements.

Access Northeast is a natural gas pipeline and storage project (the "Project") being developed jointly by Eversource, Spectra Energy Corp and National Grid. Access Northeast will enhance the Algonquin and Maritimes & Northeast pipeline systems using existing routes.  Eversource and Spectra Energy Corp each own a 40 percent interest in the Project, with the remaining 20 percent interest owned by National Grid.  The total projected cost for both the pipeline and the LNG storage is expected to be approximately $3 billion, to be funded in proportion to ownership interest (approximately $1.2 billion by Eversource), with anticipated in-service dates commencing in November 2018.  Eversource’s cumulative equity investment in the Project as of June 30, 2016 of $20.7 million is presented in Other Long-Term Assets.

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

Certain reclassifications of prior period data were made in the accompanying financial statements to conform to the current period presentation and as a result of the adoption of new accounting guidance.  See Note 1B, "Summary of Significant Accounting Policies – Accounting Standards," for further information.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Liabilities, which is required to be implemented in the first quarter of 2018.  The Company is reviewing the requirements of the ASU.  The ASU will remove the available-for-sale designation for equity securities, whereby changes in fair value are recorded in other comprehensive income in shareholders' equity, and will require changes in fair value of all equity securities to be recorded in earnings beginning on January 1, 2018, with the unrealized gain or loss on available-for-sale equity securities as of that date reclassified to retained earnings as a cumulative effect of adoption.  The fair value of available-for-sale equity securities subject to this guidance as of June 30, 2016 was approximately $48 million.  The remaining available-for-sale equity securities included in marketable securities on the balance sheet are held in nuclear decommissioning trusts and are subject to regulatory accounting treatment and will not be impacted by this guidance.  Implementation of the ASU for other financial instruments is not expected to have a material impact on the financial statements of Eversource, CL&P, NSTAR Electric, PSNH or WMECO.

In February 2016, the FASB issued ASU 2016-02, Leases, which changes existing lease accounting guidance and is required to be applied in the first quarter of 2019, with earlier application permitted.  The ASU is required to be implemented for leases beginning on the date of initial application.  For prior periods presented, leases are required to be recognized and measured using a modified retrospective approach.  The Company is reviewing the requirements of ASU 2016-02, including balance sheet recognition of leases previously deemed operating leases, and expects to implement them in the first quarter of 2019.

Recently Adopted Accounting Standards:  In April 2015, the FASB issued ASU 2015-05, Intangibles – Goodwill and Other – Internal-Use Software: Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, effective for annual periods, including interim periods, beginning after December 15, 2015.  The ASU amends existing guidance on intangibles and internal-use software and may be applied prospectively or retrospectively.  On January 1, 2016, Eversource adopted the new accounting guidance prospectively, which did not have an impact on the financial statements of Eversource, CL&P, NSTAR Electric, PSNH or WMECO.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting.  The ASU is intended to simplify some aspects of the accounting for share-based payment transactions.  The ASU is required to be implemented in the first quarter of 2017, with early adoption permitted.  The Company implemented this guidance in the first quarter of 2016.  Beginning in the first quarter of 2016, the excess tax benefits associated with the distribution of stock compensation awards, previously recognized in Capital Surplus, Paid In in Common Shareholders' Equity on the balance sheet, are recognized in income tax expense in the income statement.  The implementation reduced income tax expense by $2.7 million for the six months ended June 30, 2016.  Also, beginning in 2016, in the statement of cash flows, the excess tax benefits are presented as an operating activity rather than a financing activity, and in both periods presented, cash paid to satisfy the statutory income tax withholding obligation previously reflected within operating activities in 2015 is now treated as a financing activity.  The cash payments to satisfy this obligation for the six months ended June 30, 2016 and 2015 were $9.1 million and $9.7 million, respectively, and are included in Other Financing Activities on the statements of cash flows.

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

The PURA allows CL&P and Yankee Gas to accelerate the recovery of accounts receivable balances attributable to qualified customers under financial or medical duress (uncollectible hardship accounts receivable) outstanding for greater than 180 days and 90 days, respectively.  The DPU allows WMECO and NSTAR Gas to also recover in rates amounts associated with certain uncollectible hardship accounts receivable.  Certain of NSTAR Electric's uncollectible hardship accounts receivable are expected to be recovered in future rates, similar to WMECO and NSTAR Gas.  These uncollectible customer account balances are included in Regulatory Assets or Other Long-Term Assets on the balance sheets.

The total provisions for uncollectible accounts and for uncollectible hardship accounts, which is included in the total provision, are included in Receivables, Net on the balance sheets, and were as follows:

	Total Provision for Uncollectible Accounts		Uncollectible Hardship
(Millions of Dollars)	As of June 30, 2016	As of December 31, 2015	As of June 30, 2016	As of December 31, 2015
Eversource	$205.5	$190.7	$123.7	$118.5
CL&P	82.7	79.5	66.2	68.1
NSTAR Electric	56.9	52.6	28.6	25.3
PSNH	9.6	8.7	-	-
WMECO	15.3	14.0	8.4	7.4

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

F.

Other Taxes

Gross receipts taxes levied by the state of Connecticut are collected by CL&P and Yankee Gas from their respective customers.  These gross receipts taxes are shown separately with collections in Operating Revenues and with payments in Taxes Other Than Income Taxes on the statements of income as follows:

	For the Three Months Ended		For the Six Months Ended
(Millions of Dollars)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Eversource	$37.5	$33.2	$79.8	$75.1
CL&P	33.6	29.5	69.6	62.5

As agents for state and local governments, Eversource's companies that serve customers in Connecticut and Massachusetts collect certain sales taxes that are recorded on a net basis with no impact on the statements of income.

G. Supplemental Cash Flow Information
Non-cash investing activities include plant additions included in Accounts Payable as follows:

(Millions of Dollars)	As of June 30, 2016	As of June 30, 2015
Eversource	$186.3	$142.3
CL&P	59.5	47.2
NSTAR Electric	38.5	29.5
PSNH	31.1	25.6
WMECO	14.6	13.7

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

Regulatory Assets:  The components of regulatory assets were as follows:

	As of June 30, 2016	As of December 31, 2015
(Millions of Dollars)	Eversource	Eversource
Benefit Costs	$1,754.1	$1,828.2
Derivative Liabilities	413.7	388.0
Income Taxes, Net	644.3	650.9
Storm Restoration Costs	428.9	436.9
Goodwill-related	474.6	484.9
Regulatory Tracker Mechanisms	562.5	526.5
Contractual Obligations - Yankee Companies	117.3	134.4
Other Regulatory Assets	129.6	134.0
Total Regulatory Assets	4,525.0	4,583.8
Less: Current Portion	863.4	845.8
Total Long-Term Regulatory Assets	$3,661.6	$3,738.0

	As of June 30, 2016				As of December 31, 2015
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH	WMECO
Benefit Costs	$383.2	$477.0	$160.0	$77.9	$413.6	$479.9	$164.2	$84.9
Derivative Liabilities	411.3	2.4	-	-	380.8	1.3	-	-
Income Taxes, Net	442.5	86.3	28.2	31.0	444.4	85.7	34.5	31.8
Storm Restoration Costs	269.5	117.7	21.7	20.0	271.4	110.9	31.5	23.1
Goodwill-related	-	407.5	-	-	-	416.3	-	-
Regulatory Tracker Mechanisms	96.6	287.0	120.5	41.5	45.1	311.0	101.2	40.1
Other Regulatory Assets	78.0	50.9	31.1	12.1	82.0	56.3	31.5	11.3
Total Regulatory Assets	1,681.1	1,428.8	361.5	182.5	1,637.3	1,461.4	362.9	191.2
Less: Current Portion	312.2	316.7	122.9	57.7	268.3	348.4	105.0	56.2
Total Long-Term Regulatory Assets	$1,368.9	$1,112.1	$238.6	$124.8	$1,369.0	$1,113.0	$257.9	$135.0

Regulatory Costs in Other Long-Term Assets:  The Regulated companies had $83 million (including $2.6 million for CL&P, $38.5 million for NSTAR Electric, $5.5 million for PSNH and $19.4 million for WMECO) and $75.3 million (including $3.1 million for CL&P, $35.4 million for NSTAR Electric, $4.8 million for PSNH, and $16.7 million for WMECO) of additional regulatory costs as of June 30, 2016 and December 31, 2015, respectively, that were included in Other Long-Term Assets on the balance sheets.  These amounts represent incurred costs for which recovery has not yet been specifically approved by the applicable regulatory agency.  However, based on regulatory policies or past precedent on similar costs, management believes it is probable that these costs will ultimately be approved and recovered from customers in rates.

Regulatory Liabilities:  The components of regulatory liabilities were as follows:

	As of June 30, 2016	As of December 31, 2015
(Millions of Dollars)	Eversource	Eversource
Cost of Removal	$448.5	$437.1
Regulatory Tracker Mechanisms	104.4	99.7
AFUDC - Transmission	65.7	66.1
Other Regulatory Liabilities	28.5	18.5
Total Regulatory Liabilities	647.1	621.4
Less: Current Portion	119.4	107.8
Total Long-Term Regulatory Liabilities	$527.7	$513.6

	As of June 30, 2016				As of December 31, 2015
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH	WMECO
Cost of Removal	$30.4	$261.6	$46.6	$4.6	$24.1	$257.4	$47.2	$2.8
Regulatory Tracker Mechanisms	50.0	6.1	3.2	11.1	56.2	3.3	3.4	12.9
AFUDC - Transmission	50.9	6.0	-	8.8	51.5	5.7	-	8.9
Other Regulatory Liabilities	12.6	1.0	3.5	0.1	4.2	1.3	4.2	0.1
Total Regulatory Liabilities	143.9	274.7	53.3	24.6	136.0	267.7	54.8	24.7
Less: Current Portion	63.3	6.9	6.0	11.3	61.2	3.3	6.9	13.1
Total Long-Term Regulatory Liabilities	$80.6	$267.8	$47.3	$13.3	$74.8	$264.4	$47.9	$11.6

3.

PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

The following tables summarize the investments in utility property, plant and equipment by asset category:

	As of June 30, 2016	As of December 31, 2015
(Millions of Dollars)	Eversource	Eversource
Distribution - Electric	$13,425.4	$13,054.8
Distribution - Natural Gas	2,819.9	2,727.2
Transmission - Electric	7,896.3	7,691.9
Generation	1,218.3	1,194.1
Electric and Natural Gas Utility	25,359.9	24,668.0
Other (1)	583.5	558.6
Property, Plant and Equipment, Gross	25,943.4	25,226.6
Less: Accumulated Depreciation
Electric and Natural Gas Utility	(6,342.9)	(6,141.1)
Other	(274.5)	(255.6)
Total Accumulated Depreciation	(6,617.4)	(6,396.7)
Property, Plant and Equipment, Net	19,326.0	18,829.9
Construction Work in Progress	1,122.5	1,062.5
Total Property, Plant and Equipment, Net	$20,448.5	$19,892.4

(1)

These assets are primarily comprised of building improvements, computer software, hardware and equipment at Eversource Service.

	As of June 30, 2016				As of December 31, 2015
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH	WMECO
Distribution	$5,471.5	$5,279.1	$1,883.8	$831.0	$5,377.2	$5,100.5	$1,804.8	$812.3
Transmission	3,691.2	2,205.3	972.0	977.9	3,618.0	2,131.3	928.2	964.9
Generation	-	-	1,182.4	35.9	-	-	1,158.1	36.0
Property, Plant and Equipment, Gross	9,162.7	7,484.4	4,038.2	1,844.8	8,995.2	7,231.8	3,891.1	1,813.2
Less: Accumulated Depreciation	(2,089.2)	(1,962.7)	(1,217.3)	(323.0)	(2,041.9)	(1,886.8)	(1,171.0)	(307.0)
Property, Plant and Equipment, Net	7,073.5	5,521.7	2,820.9	1,521.8	6,953.3	5,345.0	2,720.1	1,506.2
Construction Work in Progress	263.1	267.0	104.4	94.5	203.5	310.5	135.3	69.1
Total Property, Plant and Equipment, Net	$7,336.6	$5,788.7	$2,925.3	$1,616.3	$7,156.8	$5,655.5	$2,855.4	$1,575.3

As of June 30, 2016, PSNH had $1.2 billion in gross generation utility plant assets and related Accumulated Depreciation of $542.8 million.  These generation assets are the subject of a divestiture agreement whereby PSNH agreed to divest of these generation assets.  The NHPUC approved the divestiture agreement on July 1, 2016.  The NHPUC is in the process of selecting an auction adviser to assist with the divestiture.  Upon completion of the divestiture process, all remaining costs not recovered by the sale of these assets (stranded costs) will be recovered via bonds that will be secured by a non-bypassable charge or through recoveries in rates billed to PSNH's customers.  See Note 8E, "Commitments and Contingencies – PSNH Generation Restructuring," for further information.

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

The gross fair values of derivative assets and liabilities with the same counterparty are offset and reported as net Derivative Assets or Derivative Liabilities, with current and long-term portions, on the balance sheets.  The following table presents the gross fair values of contracts, categorized by risk type, and the net amounts recorded as current or long-term derivative assets or liabilities:

	As of June 30, 2016			As of December 31, 2015
	Commodity Supply		Net Amount	Commodity Supply		Net Amount
	and Price Risk		Recorded as	and Price Risk		Recorded as
(Millions of Dollars)	Management	Netting (1)	a Derivative	Management	Netting (1)	a Derivative
Current Derivative Assets:
Level 2:
Eversource	$3.5	$-	$3.5	$-	$-	$-
Level 3:
Eversource	17.5	(10.8)	6.7	16.7	(10.9)	5.8
CL&P	16.6	(10.8)	5.8	16.7	(10.9)	5.8
NSTAR Electric	0.9	-	0.9	-	-	-

Long-Term Derivative Assets:
Level 2:
Eversource	$-	$-	$-	$0.1	$-	$0.1
Level 3:
Eversource	70.1	(14.8)	55.3	62.0	(19.3)	42.7
CL&P	69.9	(14.8)	55.1	60.7	(19.3)	41.4
NSTAR Electric	0.2	-	0.2	1.3	-	1.3

Current Derivative Liabilities:
Level 2:
Eversource	$-	$-	$-	$(5.8)	$-	$(5.8)
Level 3:
Eversource	(93.0)	-	(93.0)	(92.3)	-	(92.3)
CL&P	(91.6)	-	(91.6)	(91.8)	-	(91.8)
NSTAR Electric	(1.4)	-	(1.4)	(0.5)	-	(0.5)

Long-Term Derivative Liabilities:
Level 3:
Eversource	$(381.6)	$-	$(381.6)	$(337.1)	$-	$(337.1)
CL&P	(380.6)	-	(380.6)	(336.2)	-	(336.2)
NSTAR Electric	(1.0)	-	(1.0)	(0.9)	-	(0.9)

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

As of June 30, 2016 and December 31, 2015, Eversource had NYMEX financial contracts for natural gas futures in order to reduce variability associated with the purchase price of approximately 7.1 million and 9.1 million MMBtu of natural gas, respectively.

For the three months ended June 30, 2016 and 2015, there were losses of $42.9 million and $36.6 million, respectively, deferred as regulatory costs, which reflect the change in fair value associated with Eversource's derivative contracts. For the six months ended June 30, 2016 and 2015, these losses were $74.4 million and $50.1 million, respectively.

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

The following is a summary of Eversource's, including CL&P's and NSTAR Electric's, Level 3 derivative contracts and the range of the significant unobservable inputs utilized in the valuations over the duration of the contracts:

	As of June 30, 2016					As of December 31, 2015
	Range				Period Covered	Range				Period Covered
Capacity Prices:
Eversource	$5.50	-	13.23	per kW-Month	2017 - 2026	$10.81	-	15.82	per kW-Month	2016 - 2026
CL&P	$5.50	-	13.23	per kW-Month	2020 - 2026	$10.81	-	12.60	per kW-Month	2019 - 2026
NSTAR Electric	$8.50	-	12.11	per kW-Month	2017 - 2018	$10.81	-	15.82	per kW-Month	2016 - 2019

Forward Reserve:
Eversource, CL&P	$2.00			per kW-Month	2016 - 2024	$2.00			per kW-Month	2016 - 2024

REC Prices:
Eversource, NSTAR Electric	$38	-	42	per REC	2016 - 2018	$45	-	51	per REC	2016 - 2018

Exit price premiums of 4 percent through 21 percent are also applied on these contracts and reflect the uncertainty and illiquidity premiums that would be required based on the most recent market activity available for similar type contracts.

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

	For the Three Months Ended June 30,
	2016			2015
			NSTAR			NSTAR
(Millions of Dollars)	Eversource	CL&P	Electric	Eversource	CL&P	Electric
Derivatives, Net:
Fair Value as of Beginning of Period	$(387.7)	$(385.1)	$(2.6)	$(406.8)	$(403.3)	$(3.5)
Net Realized/Unrealized Gains/(Losses) Included in Regulatory Assets and Liabilities	(46.6)	(46.8)	0.2	(37.1)	(36.8)	(0.3)
Settlements	21.7	20.6	1.1	21.5	19.9	1.6
Fair Value as of End of Period	$(412.6)	$(411.3)	$(1.3)	$(422.4)	$(420.2)	$(2.2)

	For the Six Months Ended June 30,
	2016			2015
			NSTAR			NSTAR
(Millions of Dollars)	Eversource	CL&P	Electric	Eversource	CL&P	Electric
Derivatives, Net:
Fair Value as of Beginning of Period	$(380.9)	$(380.8)	$(0.1)	$(415.4)	$(410.9)	$(4.5)
Net Realized/Unrealized Losses Included in Regulatory Assets and Liabilities	(76.6)	(72.2)	(4.4)	(49.2)	(48.9)	(0.3)
Settlements	44.9	41.7	3.2	42.2	39.6	2.6
Fair Value as of End of Period	$(412.6)	$(411.3)	$(1.3)	$(422.4)	$(420.2)	$(2.2)

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

Trading Securities:  Eversource has elected to record certain equity securities as trading securities, with the changes in fair values recorded in Other Income, Net on the statements of income.  As of June 30, 2016 and December 31, 2015, these securities were classified as Level 1 in the fair value hierarchy and totaled $10.6 million and $14.2 million, respectively.  For the three months ended June 30, 2016 and 2015, net gains on these securities of $0.2 million and $0.5 million, respectively, and for the six months ended June 30, 2016 and 2015, net gains of $0.5 million and $2.1 million, respectively, were recorded in Other Income, Net on the statements of income.   Dividend income is recorded in Other Income, Net when dividends are declared.

Available-for-Sale Securities:  The following is a summary of available-for-sale securities, which are recorded at fair value and are included in current and long-term Marketable Securities on the balance sheets.

	As of June 30, 2016				As of December 31, 2015
		Pre-Tax	Pre-Tax			Pre-Tax	Pre-Tax
Eversource	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
(Millions of Dollars)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Debt Securities	$261.0	$8.4	$-	$269.4	$256.5	$4.5	$(0.6)	$260.4
Equity Securities	207.8	58.5	(2.3)	264.0	215.3	59.2	(3.4)	271.1

Eversource's debt and equity securities include CYAPC's and YAEC's marketable securities held in nuclear decommissioning trusts of $439.5 million and $436.9 million as of June 30, 2016 and December 31, 2015, respectively.  Unrealized gains and losses for these nuclear decommissioning trusts are recorded in Marketable Securities with the corresponding offset to Other Long-Term Liabilities on the balance sheets, with no impact on the statements of income.

Unrealized Losses and Other-than-Temporary Impairment:  There have been no significant unrealized losses, other-than-temporary impairments or credit losses for the three and six months ended June 30, 2016 and 2015.  Factors considered in determining whether a credit loss exists include the duration and severity of the impairment, adverse conditions specifically affecting the issuer, and the payment history, ratings and rating changes of the security.  For asset-backed debt securities, underlying collateral and expected future cash flows are also evaluated.

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

Contractual Maturities:  As of June 30, 2016, the contractual maturities of available-for-sale debt securities were as follows:

Eversource	Amortized
(Millions of Dollars)	Cost	Fair Value
Less than one year (1)	$27.2	$27.2
One to five years	61.6	62.4
Six to ten years	45.4	47.2
Greater than ten years	126.8	132.6
Total Debt Securities	$261.0	$269.4

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

Fair Value Measurements:  The following table presents the marketable securities recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

Eversource
(Millions of Dollars)	As of June 30, 2016	As of December 31, 2015
Level 1:
Mutual Funds and Equities	$274.6	$285.3
Money Market Funds	21.1	26.9
Total Level 1	$295.7	$312.2
Level 2:
U.S. Government Issued Debt Securities (Agency and Treasury)	$70.8	$46.6
Corporate Debt Securities	39.5	43.9
Asset-Backed Debt Securities	18.8	20.0
Municipal Bonds	109.9	111.4
Other Fixed Income Securities	9.3	11.6
Total Level 2	$248.3	$233.5
Total Marketable Securities	$544.0	$545.7

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

6.

SHORT-TERM AND LONG-TERM DEBT

Commercial Paper Programs and Credit Agreements:  Eversource parent has a $1.45 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt.  As of June 30, 2016 and December 31, 2015, Eversource parent had $438 million and approximately $1.1 billion, respectively, in short-term borrowings outstanding under the Eversource parent commercial paper program, leaving $1.0 billion and $351.5 million of available borrowing capacity as of June 30, 2016 and December 31, 2015, respectively.  The weighted-average interest rate on these borrowings as of June 30, 2016 and December 31, 2015 was 0.66 percent and 0.72 percent, respectively.  As of June 30, 2016, there were intercompany loans from Eversource parent of $93 million to CL&P, $120.9 million to PSNH and $53.7 million to WMECO.  As of December 31, 2015, there were intercompany loans from Eversource parent of $277.4 million to CL&P, $231.3 million to PSNH and $143.4 million to WMECO.  Eversource parent, CL&P, PSNH, WMECO, NSTAR Gas and Yankee Gas are parties to a five-year $1.45 billion revolving credit facility, which terminates on September 4, 2020.  The revolving credit facility serves to backstop Eversource parent's $1.45 billion commercial paper program.

NSTAR Electric has a $450 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt.  As of June 30, 2016 and December 31, 2015, NSTAR Electric had $329 million and $62.5 million, respectively, in short-term borrowings outstanding under its commercial paper program, leaving $121 million and $387.5 million of available borrowing capacity as of June 30, 2016 and December 31, 2015, respectively.  The weighted-average interest rate on these borrowings as of June 30, 2016 and December 31, 2015 was 0.44 percent and 0.40 percent, respectively.  NSTAR Electric is a party to a five-year $450 million revolving credit facility, which terminates on September 4, 2020.  The revolving credit facility serves to backstop NSTAR Electric's $450 million commercial paper program.

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

In May 2016, NSTAR Electric issued $250 million of 2.70 percent debentures, due to mature in 2026.  The proceeds, net of issuance costs, were used to repay short-term borrowings under the NSTAR Electric commercial paper program and fund capital expenditures and working capital.

In June 2016, WMECO issued $50 million of 2.75 percent Series H Senior Notes, due to mature in 2026.  The proceeds, net of issuance costs, were used to repay short-term borrowings.

Long-Term Debt Repayments:  In May 2016, NSTAR Electric repaid at maturity $200 million variable rate debentures, using short-term borrowings.

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

Effective January 1, 2016, the Company refined its method of estimating the discount rate for the service and interest cost components of Pension and PBOP expense from the yield-curve approach to the spot rate methodology, which provides a more precise measurement by matching projected cash flows to the corresponding spot rates on the yield curve. Historically, these components were estimated using the same weighted-average discount rate as for the funded status. The discount rates used to estimate the 2016 service cost were 4.89 percent and 5.14 percent for the Pension and PBOP plans, respectively. The discount rates used to estimate the 2016 interest cost were 3.80 percent and 3.72 percent for the Pension and PBOP plans, respectively. The total pre-tax benefit of this change on Pension and PBOP expense, prior to the capitalized portion and amounts deferred and recovered through rate reconciliation mechanisms, for the three months ended June 30, 2016 was approximately $11.5 million and $2.5 million for the Pension and PBOP plans, respectively, and approximately $23 million and $5 million for the six months ended June 30, 2016, respectively.

On August 5, 2016, the Company amended its PBOP plan.  The amendment standardized separate benefit structures that existed within the plan and made other benefit changes.  Overall, the plan amendment is expected to reduce the PBOP plan's accumulated projected benefit obligation by approximately $220 million.  The PBOP liability will be remeasured as of August 5, 2016, and the PBOP expense for the remainder of 2016 will be recorded using updated assumptions and actuarial calculations.

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

	Pension and SERP		Pension and SERP
Eversource	For the Three Months Ended		For the Six Months Ended
(Millions of Dollars)	June 30, 2016	June 30, 2015(1)	June 30, 2016	June 30, 2015(1)
Service Cost	$18.7	$22.8	$37.9	$45.9
Interest Cost	46.4	56.9	92.8	113.3
Expected Return on Plan Assets	(79.5)	(83.9)	(159.1)	(168.2)
Actuarial Loss	31.3	36.5	63.0	75.5
Prior Service Cost	0.9	0.9	1.8	1.8
Total Net Periodic Benefit Expense	$17.8	$33.2	$36.4	$68.3
Capitalized Pension Expense	$5.4	$9.8	$11.4	$21.1

	PBOP		PBOP
Eversource	For the Three Months Ended		For the Six Months Ended
(Millions of Dollars)	June 30, 2016	June 30, 2015(1)	June 30, 2016	June 30, 2015(1)
Service Cost	$3.1	$3.9	$6.3	$8.1
Interest Cost	9.4	11.7	19.0	23.6
Expected Return on Plan Assets	(15.7)	(16.9)	(31.5)	(33.7)
Actuarial Loss	0.9	1.7	2.1	3.4
Prior Service Credit	-	(0.2)	(0.1)	(0.2)
Total Net Periodic Benefit Expense/(Income)	$(2.3)	$0.2	$(4.2)	$1.2
Capitalized PBOP Expense/(Income)	$(1.0)	$(0.1)	$(1.9)	$-

	Pension and SERP
	For the Three Months Ended June 30, 2016				For the Three Months Ended June 30, 2015
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH (1)	WMECO
Service Cost	$4.6	$3.3	$2.5	$0.8	$6.2	$3.7	$3.1	$1.0
Interest Cost	10.2	8.5	5.1	2.1	12.9	10.0	6.1	2.6
Expected Return on Plan Assets	(18.0)	(16.9)	(9.6)	(4.4)	(19.8)	(17.5)	(10.1)	(4.7)
Actuarial Loss	6.3	8.7	2.6	1.3	8.0	8.7	2.9	1.6
Prior Service Cost	0.4	-	0.1	0.1	0.4	-	0.1	0.1
Total Net Periodic Benefit Expense/(Income)	$3.5	$3.6	$0.7	$(0.1)	$7.7	$4.9	$2.1	$0.6
Intercompany Allocations	$3.5	$2.2	$1.0	$0.6	$5.8	$3.4	$1.6	$1.1
Capitalized Pension Expense	$2.2	$2.0	$0.4	$0.1	$4.7	$2.7	$0.9	$0.5

	Pension and SERP
	For the Six Months Ended June 30, 2016				For the Six Months Ended June 30, 2015
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH (1)	WMECO
Service Cost	$9.6	$6.7	$5.0	$1.6	$12.2	$7.5	$6.0	$2.2
Interest Cost	21.0	16.8	10.3	4.2	25.4	20.1	12.1	5.2
Expected Return on Plan Assets	(36.2)	(33.8)	(19.3)	(8.8)	(39.4)	(35.1)	(20.2)	(9.4)
Actuarial Loss	13.0	17.0	4.9	2.8	16.2	18.4	5.8	3.2
Prior Service Cost	0.8	-	0.2	0.2	0.8	-	0.2	0.1
Total Net Periodic Benefit Expense	$8.2	$6.7	$1.1	$-	$15.2	$10.9	$3.9	$1.3
Intercompany Allocations	$6.8	$4.5	$2.0	$1.2	$12.2	$6.9	$3.4	$2.3
Capitalized Pension Expense	$4.9	$3.7	$0.7	$0.2	$9.4	$5.9	$1.7	$1.0

	PBOP
	For the Three Months Ended June 30, 2016				For the Three Months Ended June 30, 2015
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH (1)	WMECO
Service Cost	$0.4	$1.0	$0.3	$0.1	$0.5	$1.3	$0.3	$0.1
Interest Cost	1.3	3.8	0.7	0.3	1.8	4.7	1.0	0.3
Expected Return on Plan Assets	(2.5)	(6.4)	(1.4)	(0.6)	(2.8)	(6.9)	(1.5)	(0.6)
Actuarial Loss	0.3	0.3	0.1	-	0.2	0.4	0.1	-
Prior Service Credit	-	-	-	-	-	(0.1)	-	-
Total Net Periodic Benefit Income	$(0.5)	$(1.3)	$(0.3)	$(0.2)	$(0.3)	$(0.6)	$(0.1)	$(0.2)
Intercompany Allocations	$0.2	$0.1	$-	$-	$0.4	$0.2	$0.1	$0.1
Capitalized PBOP Income	$(0.2)	$(0.6)	$(0.1)	$(0.1)	$(0.1)	$(0.2)	$-	$-

	PBOP
	For the Six Months Ended June 30, 2016				For the Six Months Ended June 30, 2015
		NSTAR				NSTAR
(Millions of Dollars)	CL&P	Electric	PSNH	WMECO	CL&P	Electric	PSNH (1)	WMECO
Service Cost	$0.9	$1.8	$0.6	$0.2	$1.1	$2.7	$0.7	$0.2
Interest Cost	2.7	7.8	1.5	0.5	3.5	9.5	1.9	0.8
Expected Return on Plan Assets	(5.1)	(12.7)	(2.8)	(1.1)	(5.5)	(13.7)	(3.0)	(1.3)
Actuarial Loss	0.5	0.5	0.2	-	0.3	1.2	0.3	-
Prior Service Credit	-	-	-	-	-	(0.1)	-	-
Total Net Periodic Benefit Income	$(1.0)	$(2.6)	$(0.5)	$(0.4)	$(0.6)	$(0.4)	$(0.1)	$(0.3)
Intercompany Allocations	$0.3	$0.1	$-	$0.1	$0.9	$0.4	$0.2	$0.2
Capitalized PBOP Expense/(Income)	$(0.5)	$(1.1)	$(0.1)	$(0.2)	$(0.1)	$(0.1)	$0.1	$(0.1)

(1) Amounts excluded approximately $0.8 million and $1.6 million for the three and six months ended June 30, 2015, respectively, that represented amounts included in other deferred debits.

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

The number of environmental sites and related reserves for which remediation or long-term monitoring, preliminary site work or site assessment is being performed are as follows:

	As of June 30, 2016		As of December 31, 2015
		Reserve		Reserve
	Number of Sites	(in millions)	Number of Sites	(in millions)
Eversource	63	$59.5	64	$51.1
CL&P	14	4.6	14	4.6
NSTAR Electric	14	2.3	15	2.4
PSNH	12	4.4	12	4.5
WMECO	4	0.6	4	0.6

Included in the Eversource number of sites and reserve amounts above are former MGP sites that were operated several decades ago and manufactured gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment, for which Eversource may have potential liability.  The reserve balances related to these former MGP sites were $53.7 million and $45.5 million as of June 30, 2016 and December 31, 2015, respectively, and related primarily to the natural gas business segment.

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

Eversource parent issued a declining balance guaranty on behalf of a wholly-owned subsidiary to guarantee the payment of the subsidiary's capital contributions for its investment in the Access Northeast project. The guaranty will not exceed $206 million and decreases as capital contributions are made.  The guaranty will expire upon the earlier of the full performance of the guaranteed obligations or December 31, 2021.

Eversource parent issued a guaranty on behalf of its subsidiary, NPT, under which, beginning at the time the Northern Pass Transmission line goes into commercial operation, Eversource parent will guarantee the financial obligations of NPT under the TSA with HQ in an amount not to exceed $25 million.  Eversource parent's obligations under the guaranty expire upon the full, final and indefeasible payment of the guaranteed obligations.  Eversource parent has also entered into a guaranty on behalf of NPT under which Eversource parent will guarantee NPT’s obligations under its letter of credit facility with a financial institution pursuant to which NPT may request letters of credit in an aggregate amount of up to approximately $14 million.

Eversource parent has also guaranteed certain indemnification and other obligations as a result of the sales of former unregulated subsidiaries and the termination of an unregulated business, with maximum exposures either not specified or not material.

Management does not anticipate a material impact to Net Income as a result of these various guarantees and indemnifications.

The following table summarizes Eversource parent's exposure to guarantees and indemnifications of its subsidiaries to external parties, as of June 30, 2016:

		Maximum Exposure
Company	Description	(in millions)	Expiration Dates
On behalf of subsidiaries:
Eversource Gas Transmission LLC	Access Northeast Project Capital Contributions Guaranty	$187.4	2021
Various	Surety Bonds (1)	$35.8	2016 - 2018
Eversource Service and Rocky River Realty Company	Lease Payments for Vehicles and Real Estate	$10.1	2019 - 2024

(1)

Surety bond expiration dates reflect termination dates, the majority of which will be renewed or extended.  Certain surety bonds contain credit ratings triggers that would require Eversource parent to post collateral in the event that the unsecured debt credit ratings of Eversource parent are downgraded.

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

DOE Phase III Damages - In August 2013, the Yankee Companies each filed subsequent lawsuits against the DOE seeking recovery of actual damages incurred in the years 2009 through 2012.  The DOE Phase III trial concluded on July 1, 2015, followed by a post-trial briefing that concluded on October 14, 2015.  On March 25, 2016, the court issued its decision, awarding CYAPC, YAEC and MYAPC damages of $32.6 million, $19.6 million and $24.6 million, respectively.  In total, the Yankee Companies were awarded $76.8 million of the $77.9 million in damages sought by the Yankee Companies in Phase III.  The decision became final on July 18, 2016.  Management cannot predict the timing or amount of any customer refunds.  At this time, the proceeds are primarily expected to be used by the Yankee Companies to fund remaining fuel storage obligations, and management does not expect any significant amounts to be refunded to Eversource utilities (CL&P, NSTAR Electric, PSNH and WMECO).  The utilities would then ultimately refund any amounts received to utility customers.

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

As a result of developments in this matter, the Company recorded reserves across the complaint periods at its electric subsidiaries in the first half of 2015 and recognized a pre-tax charge to earnings (excluding interest) of $20 million, of which $12.5 million was recorded at CL&P, $2.4 million at NSTAR Electric, $1 million at PSNH, and $4.1 million at WMECO.  The pre-tax charge was recorded as a regulatory liability and as a reduction to Operating Revenues.  The NETOs and Complainants have filed appeals for the first complaint to the D.C. Circuit Court of Appeals.  A court decision is expected in late 2016.

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

FERC ROE Complaint IV:  On April 29, 2016, a fourth complaint was filed with the FERC by certain municipal utilities claiming the current base ROE of 10.57 percent and the incentive cap of 11.74 percent are unjust and unreasonable.  The NETOs answered on June 3, 2016 and requested that FERC dismiss the complaint.  At this time FERC has not taken any action with respect to this complaint; therefore the Company is unable to predict the outcome of this complaint.

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

On July 1, 2016, the NHPUC approved the Agreement in an order that, among other things, instructs PSNH to begin the process to divest its generation assets.  The NHPUC is in the process of selecting an auction adviser to assist with the divestiture.  Upon completion of the divestiture process, all remaining stranded costs will be recovered via bonds that will be secured by a non-bypassable charge or through recoveries in rates billed to PSNH's customers.

If the NHPUC approves the sale of the plants, the Company expects the plants will be sold prior to the end of 2017.  The sales price of the generating assets could be less than the carrying value, but the Company believes that full recovery of PSNH's generation assets is probable through a combination of cash flows during the remaining operating period, sales proceeds upon divestiture, and recovery of stranded costs in future rates.

F.

Eversource and NSTAR Electric Boston Harbor Civil Action

On July 15, 2016, the United States Army Corps of Engineers filed a civil action in the United States District Court for the District of Massachusetts under provisions of the Rivers and Harbors Act of 1899 and the Clean Water Act against NSTAR Electric, Harbor Electric Energy Company, a wholly-owned subsidiary of NSTAR Electric ("HEEC"), and the Massachusetts Water Resources Authority (together with NSTAR Electric and HEEC, the "Defendants").  The action alleges that the Defendants failed to comply with certain permitting requirements relating to the placement of the HEEC-owned electric distribution cable beneath Boston Harbor.  The action seeks an order to force HEEC to comply with cable depth requirements in the U.S. Army Corps of Engineers' permit or alternatively to remove the electric distribution cable and cease unauthorized work in U.S. waterways.  The action also seeks civil penalties and other costs.  Management believes it has valid defenses to the claims and intends to defend it vigorously; concurrently, NSTAR Electric and HEEC are seeking to work collaboratively with all parties for a mutually beneficial resolution.  At this time, management is unable to predict the outcome of this action or the impact on Eversource's and NSTAR Electric’s financial position, results of operations, or cash flows.

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

	As of June 30, 2016		As of December 31, 2015
Eversource	Carrying	Fair	Carrying	Fair
(Millions of Dollars)	Amount	Value	Amount	Value
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$157.5	$155.6	$157.9
Long-Term Debt	9,614.8	10,512.0	9,034.5	9,425.9

	CL&P		NSTAR Electric		PSNH		WMECO
	Carrying	Fair	Carrying	Fair	Carrying	Fair	Carrying	Fair
(Millions of Dollars)	Amount	Value	Amount	Value	Amount	Value	Amount	Value
As of June 30, 2016:
Preferred Stock Not Subject to Mandatory Redemption	$116.2	$115.0	$43.0	$42.5	$-	$-	$-	$-
Long-Term Debt	2,764.9	3,240.4	2,077.7	2,354.3	1,071.5	1,150.8	566.9	617.3

As of December 31, 2015:
Preferred Stock Not Subject to Mandatory Redemption	$116.2	$114.9	$43.0	$43.0	$-	$-	$-	$-
Long-Term Debt	2,763.7	3,031.6	2,029.8	2,182.4	1,071.0	1,121.2	517.3	551.8

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

10.

ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in accumulated other comprehensive income/(loss) by component, net of tax, is as follows:

	For the Six Months Ended June 30, 2016				For the Six Months Ended June 30, 2015
	Qualified	Unrealized			Qualified	Unrealized
	Cash Flow	Gains/(Losses)	Defined		Cash Flow	Gains/(Losses)	Defined
Eversource	Hedging	on Marketable	Benefit		Hedging	on Marketable	Benefit
(Millions of Dollars)	Instruments	Securities	Plans	Total	Instruments	Securities	Plans	Total
Balance as of Beginning of Period	$(10.3)	$(1.9)	$(54.6)	$(66.8)	$(12.4)	$0.7	$(62.3)	$(74.0)

OCI Before Reclassifications	-	1.3	(2.6)	(1.3)	-	(1.1)	(0.4)	(1.5)
Amounts Reclassified from AOCI	1.1	-	1.6	2.7	1.0	-	2.5	3.5
Net OCI	1.1	1.3	(1.0)	1.4	1.0	(1.1)	2.1	2.0
Balance as of End of Period	$(9.2)	$(0.6)	$(55.6)	$(65.4)	$(11.4)	$(0.4)	$(60.2)	$(72.0)

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

11.

COMMON SHARES

The following table sets forth the Eversource parent common shares and the shares of common stock of CL&P, NSTAR Electric, PSNH and WMECO that were authorized and issued as well as the respective per share par values:

	Shares
		Authorized as of
	Per Share	June 30, 2016 and	Issued as of
	Par Value	December 31, 2015	June 30, 2016	December 31, 2015
Eversource	$5	380,000,000	333,878,402	333,862,615
CL&P	$10	24,500,000	6,035,205	6,035,205
NSTAR Electric	$1	100,000,000	100	100
PSNH	$1	100,000,000	301	301
WMECO	$25	1,072,471	434,653	434,653

As of both June 30, 2016 and December 31, 2015, there were 16,671,366 Eversource common shares held as treasury shares.  As of June 30, 2016 and December 31, 2015, Eversource common shares outstanding were 317,207,036 and 317,191,249, respectively.

12.

COMMON SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

Dividends on the preferred stock of CL&P and NSTAR Electric totaled $1.9 million for the three months ended June 30, 2016 and 2015, and $3.8 million for the six months ended June 30, 2016 and 2015.  These dividends were presented as Net Income Attributable to Noncontrolling Interests on the Eversource statements of income.  Noncontrolling Interest – Preferred Stock of Subsidiaries on the Eversource balance sheets totaled $155.6 million as of June 30, 2016 and December 31, 2015.  Common Shareholders' Equity was fully attributable to the parent and Noncontrolling Interest – Preferred Stock of Subsidiaries was fully attributable to the noncontrolling interest on the Eversource balance sheets.

13.

EARNINGS PER SHARE

Basic EPS is computed based upon the weighted average number of common shares outstanding during each period.  Diluted EPS is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect of certain share-based compensation awards as if they were converted into common shares.  The dilutive effect of unvested RSU and performance share awards and unexercised stock options is calculated using the treasury stock method.  RSU and performance share awards are included in basic weighted average common shares outstanding as of the date that all necessary vesting conditions have been satisfied.  For the three and six months ended June 30, 2016 and 2015, there were no antidilutive share awards excluded from the computation.

The following table sets forth the components of basic and diluted EPS:

Eversource	For the Three Months Ended		For the Six Months Ended
(Millions of Dollars, except share information)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net Income Attributable to Common Shareholders	$203.6	$207.5	$447.8	$460.8

Weighted Average Common Shares Outstanding:
Basic	317,785,495	317,613,166	317,651,319	317,352,004
Dilutive Effect	691,204	946,402	827,557	1,173,374
Diluted	318,476,699	318,559,568	318,478,876	318,525,378
Basic and Diluted EPS	$0.64	$0.65	$1.41	$1.45

14.

SEGMENT INFORMATION

Presentation:  Eversource is organized into the Electric Distribution, Electric Transmission and Natural Gas Distribution reportable segments and Other based on a combination of factors, including the characteristics of each segments' services, the sources of operating revenues and expenses and the regulatory environment in which each segment operates.  These reportable segments represent substantially all of Eversource's total consolidated revenues.  Revenues from the sale of electricity and natural gas primarily are derived from residential, commercial and industrial customers and are not dependent on any single customer.  The Electric Distribution reportable segment includes the generation activities of PSNH and WMECO.

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

Eversource's segment information is as follows:

Eversource	Electric	Natural Gas	Electric
(Millions of Dollars)	Distribution	Distribution	Transmission	Other	Eliminations	Total
For the Three Months Ended June 30, 2016:
Operating Revenues	$1,303.1	$180.4	$302.5	$211.1	$(229.9)	$1,767.2
Depreciation and Amortization	(98.4)	(16.8)	(45.6)	(7.5)	0.5	(167.8)
Other Operating Expenses	(994.4)	(141.1)	(82.5)	(188.1)	230.1	(1,176.0)
Operating Income	210.3	22.5	174.4	15.5	0.7	423.4
Interest Expense	(47.6)	(10.4)	(27.4)	(16.6)	1.5	(100.5)
Other Income, Net	6.3	0.1	5.3	219.0	(222.6)	8.1
Net Income Attributable to Common Shareholders	$102.8	$8.0	$92.5	$220.7	$(220.4)	$203.6

For the Six Months Ended June 30, 2016:
Operating Revenues	$2,739.2	$523.0	$585.8	$425.3	$(450.5)	$3,822.8
Depreciation and Amortization	(226.1)	(32.7)	(90.7)	(14.4)	1.1	(362.8)
Other Operating Expenses	(2,083.3)	(374.5)	(155.5)	(385.4)	450.7	(2,548.0)
Operating Income	429.8	115.8	339.6	25.5	1.3	912.0
Interest Expense	(95.6)	(20.5)	(55.3)	(30.7)	3.4	(198.7)
Other Income/(Loss), Net	6.3	(0.2)	7.9	524.4	(528.4)	10.0
Net Income Attributable to Common Shareholders	$211.3	$58.9	$178.2	$523.1	$(523.7)	$447.8
Cash Flows Used for Investments in Plant	$362.0	$105.0	$349.1	$53.1	$-	$869.2

Eversource	Electric	Natural Gas	Electric
(Millions of Dollars)	Distribution	Distribution	Transmission	Other	Eliminations	Total
For the Three Months Ended June 30, 2015:
Operating Revenues	$1,382.7	$186.0	$267.8	$203.7	$(223.1)	$1,817.1
Depreciation and Amortization	(98.5)	(17.7)	(39.7)	(7.1)	0.5	(162.5)
Other Operating Expenses	(1,052.1)	(150.2)	(73.1)	(190.7)	223.5	(1,242.6)
Operating Income	232.1	18.1	155.0	5.9	0.9	412.0
Interest Expense	(45.6)	(9.1)	(26.3)	(12.4)	1.1	(92.3)
Other Income, Net	5.5	0.3	5.1	220.1	(218.1)	12.9
Net Income Attributable to Common Shareholders	$120.9	$5.3	$80.4	$217.0	$(216.1)	$207.5

For the Six Months Ended June 30, 2015:
Operating Revenues	$3,142.8	$693.4	$516.8	$443.7	$(466.2)	$4,330.5
Depreciation and Amortization	(257.6)	(35.9)	(80.1)	(14.3)	1.0	(386.9)
Other Operating Expenses	(2,395.0)	(538.7)	(147.2)	(419.9)	466.7	(3,034.1)
Operating Income	490.2	118.8	289.5	9.5	1.5	909.5
Interest Expense	(93.2)	(18.1)	(53.9)	(24.1)	2.2	(187.1)
Other Income, Net	7.6	0.1	8.1	535.0	(532.2)	18.6
Net Income Attributable to Common Shareholders	$251.4	$61.0	$147.0	$529.9	$(528.5)	$460.8
Cash Flows Used for Investments in Plant	$319.8	$67.5	$328.7	$24.4	$-	$740.4

The following table summarizes Eversource's segmented total assets:

Eversource	Electric	Natural Gas	Electric
(Millions of Dollars)	Distribution	Distribution	Transmission	Other	Eliminations	Total
As of June 30, 2016	$17,855.6	$3,122.5	$8,376.2	$13,218.3	$(11,689.9)	$30,882.7
As of December 31, 2015	17,981.3	3,104.5	8,019.3	13,256.7	(11,781.5)	30,580.3

EVERSOURCE ENERGY AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related combined notes included in this combined Quarterly Report on Form 10-Q, the combined quarterly report on Form 10-Q for the quarter ended March 31, 2016, as well as the Eversource 2015 Form 10-K.  References in this combined Quarterly Report on Form 10-Q to "Eversource," the "Company," "we," "us," and "our" refer to Eversource Energy and its consolidated subsidiaries.  All per share amounts are reported on a diluted basis.  The unaudited condensed consolidated financial statements of Eversource, NSTAR Electric and PSNH and the unaudited condensed financial statements of CL&P and WMECO are herein collectively referred to as the "financial statements."

Refer to the Glossary of Terms included in this combined Quarterly Report on Form 10-Q for abbreviations and acronyms used throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The only common equity securities that are publicly traded are common shares of Eversource.  The earnings and EPS of each business discussed below do not represent a direct legal interest in the assets and liabilities of such business but rather represent a direct interest in our assets and liabilities as a whole.  EPS by business is a financial measure not recognized under GAAP that is calculated by dividing the Net Income Attributable to Common Shareholders of each business by the weighted average diluted Eversource common shares outstanding for the period.  The tabular presentations below also include non-GAAP financial measures referencing our second quarter and first half of 2016 and 2015 earnings and EPS excluding certain integration costs.  We use these non-GAAP financial measures to evaluate and to provide details of earnings by business and to more fully compare and explain our second quarter and first half of 2015 results without including the impact of these items.  Due to the nature and significance of these items on Net Income Attributable to Common Shareholders, we believe that the non-GAAP presentation is more representative of our financial performance and provides additional and useful information to readers of this report in analyzing historical and future performance by business.  These non-GAAP financial measures should not be considered as an alternative to reported Net Income Attributable to Common Shareholders or EPS determined in accordance with GAAP as an indicator of operating performance.

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

All such factors are difficult to predict, contain uncertainties that may materially affect our actual results and are beyond our control.  You should not place undue reliance on the forward-looking statements, each speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time and it is not possible for us to predict all of such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  For more information, see Item 1A, Risk Factors, included in this combined Quarterly Report on Form 10-Q and in Eversource’s 2015 combined Annual Report on Form 10-K.  This combined Quarterly Report on Form 10-Q and Eversource’s 2015 combined Annual Report on Form 10-K also describe material contingencies and critical accounting policies in the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations and Combined Notes to Financial Statements.  We encourage you to review these items.

Financial Condition and Business Analysis

Executive Summary

The following items in this executive summary are explained in more detail in this combined Quarterly Report on Form 10-Q:

Results:

•

We earned $203.6 million, or $0.64 per share, in the second quarter of 2016, and $447.8 million, or $1.41 per share, in the first half of 2016, compared with $207.5 million, or $0.65 per share, in the second quarter of 2015, and $460.8 million, or $1.45 per share, in the first half of 2015.

•

Our electric distribution segment, which includes generation, earned $102.8 million, or $0.32 per share, in the second quarter of 2016, and $211.3 million, or $0.66 per share, in the first half of 2016, compared with earnings of $120.9 million, or $0.38 per share, in the second quarter of 2015, and $251.4 million, or $0.80 per share, in the first half of 2015.

•

Our transmission segment earned $92.5 million, or $0.29 per share, in the second quarter of 2016, and $178.2 million, or $0.56 per share, in the first half of 2016, compared with $80.4 million, or $0.25 per share, in the second quarter of 2015, and $147 million, or $0.46 per share, in the first half of 2015.

•

Our natural gas distribution segment earned $8.0 million, or $0.03 per share, in the second quarter of 2016, and $58.9 million, or $0.19 per share, in the first half of 2016, compared with $5.3 million, or $0.02 per share, in the second quarter of 2015, and $61 million, or $0.19 per share, in the first half of 2015.

•

Eversource parent and other companies had earnings of $0.3 million in the second quarter of 2016 and a net loss of $0.6 million in the first half of 2016, compared with earnings of $0.9 million in the second quarter of 2015 and $1.4 million in the first half of 2015.

Liquidity:

•

Cash flows provided by operating activities totaled $978.4 million in the first half of 2016, compared with $865.3 million in the first half of 2015.  Investments in property, plant and equipment totaled $869.2 million in the first half of 2016, compared with $740.4 million in the first half of 2015.  Cash and cash equivalents totaled $38.7 million as of June 30, 2016, compared with $23.9 million as of December 31, 2015.

•

In May 2016, NSTAR Electric repaid at maturity $200 million variable rate debentures using short-term borrowings.  Also in May 2016, NSTAR Electric issued $250 million of 2.70 percent debentures, due to mature in 2026.  The proceeds, net of issuance costs, were used to repay short-term borrowings under the NSTAR Electric commercial paper program and fund capital expenditures and working capital.

•

In June 2016, WMECO issued $50 million of 2.75 percent Series H Senior Notes, due to mature in 2026.  The proceeds, net of issuance costs, were used to repay short-term borrowings.

•

On May 4, 2016, our Board of Trustees approved a common share dividend payment of $0.445 per share, which was paid on June 30, 2016 to shareholders of record as of May 31, 2016.

Strategic, Legislative, Regulatory, Policy and Other Items:

•

On April 29, 2016, a fourth complaint was filed with the FERC by certain municipal utilities claiming the current base ROE of 10.57 percent and the incentive cap of 11.74 percent are unjust and unreasonable   The NETOs answered on June 3, 2016 and requested that FERC dismiss the complaint.  At this time FERC has not taken any action with respect to this complaint; therefore, we are unable to predict the outcome of this complaint.

•

On June 30, 2016, NSTAR Electric and WMECO filed an application with the DPU seeking approval to develop 35 MW and 27 MW, respectively, of solar generation facilities.  We expect DPU approval of the application by the end of 2016 and expect to complete development of the facilities by the end of 2017.  We estimate our investment in these new facilities will be between approximately $180 million to $200 million if fully approved.

•

On July 1, 2016, the NHPUC approved the 2015 Public Service Company of New Hampshire Restructuring and Rate Stabilization Agreement in an order that, among other things, instructs PSNH to begin the process to divest its generation assets.

•

On July 31, 2016, the Massachusetts Legislature passed "An Act to Promote Energy Diversity", which requires electric distribution companies to jointly solicit a request for proposal (RFP) and enter into contracts for offshore wind and for hydropower.  The bill is awaiting the governor's signature.

Overview

Consolidated:  Below is a summary of our earnings by business, which also reconciles the non-GAAP financial measure of EPS by business to the most directly comparable GAAP measure of diluted EPS, for the second quarter and first half of 2016 and 2015.  Also included in the summary for the second quarter and first half of 2015 is a reconciliation of the non-GAAP financial measure of consolidated non-GAAP earnings to the most directly comparable GAAP measure of consolidated Net Income Attributable to Common Shareholders.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Millions of Dollars, Except	2016		2015		2016		2015
Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income Attributable to Common Shareholders (GAAP)	$203.6	$0.64	$207.5	$0.65	$447.8	$1.41	$460.8	$1.45
Regulated Companies	$203.3	$0.64	$207.3	$0.65	$448.4	$1.41	$460.1	$1.45
Eversource Parent and Other Companies	0.3	-	2.3	0.01	(0.6)	-	6.8	0.02
Non-GAAP Earnings	N/A	N/A	209.6	0.66	N/A	N/A	466.9	1.47
Integration Costs (after-tax) (1)	N/A	N/A	(2.1)	(0.01)	N/A	N/A	(6.1)	(0.02)
Net Income Attributable to Common Shareholders (GAAP)	$203.6	$0.64	$207.5	$0.65	$447.8	$1.41	$460.8	$1.45

(1)

The 2015 integration costs were associated with our branding efforts and severance costs.

Regulated Companies:  Our Regulated companies consist of the electric distribution, electric transmission, and natural gas distribution segments.  Generation activities of PSNH and WMECO are included in our electric distribution segment.  A summary of our segment earnings and EPS for the second quarter and first half of 2016 and 2015 is as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Millions of Dollars, Except	2016		2015		2016		2015
Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Electric Distribution	$102.8	$0.32	$121.6	$0.38	$211.3	$0.66	$252.1	$0.80
Electric Transmission	92.5	0.29	80.4	0.25	178.2	0.56	147.0	0.46
Natural Gas Distribution	8.0	0.03	5.3	0.02	58.9	0.19	61.0	0.19
Non-GAAP Earnings	N/A	N/A	207.3	0.65	N/A	N/A	460.1	1.45
Integration Costs (after-tax)	N/A	N/A	(0.7)	-	N/A	N/A	(0.7)	-
Net Income - Regulated Companies	$203.3	$0.64	$206.6	$0.65	$448.4	$1.41	$459.4	$1.45

Our electric distribution segment earnings decreased $18.1 million in the second quarter of 2016, as compared to the second quarter of 2015, due primarily to higher operations and maintenance expense, higher depreciation expense and higher property tax expense.  These unfavorable earnings impacts were partially offset by increased CL&P distribution revenues primarily as a result of higher rate base.

Our electric distribution segment earnings decreased $40.1 million in the first half of 2016, as compared to the first half of 2015, due primarily to the absence in 2016 of the resolution of NSTAR Electric's basic service bad debt adder mechanism recorded in the first quarter of 2015 ($14.5 million), the absence in 2016 of the favorable impact associated with the NSTAR Electric and NSTAR Gas Comprehensive Settlement Agreement recorded in the first quarter of 2015 ($13 million), lower retail sales volumes at NSTAR Electric and PSNH as a result of the warmer than normal weather in the first quarter of 2016, as compared to the much colder than normal temperatures in the first quarter of 2015, higher depreciation expense and higher property tax expense.  These unfavorable earnings impacts were partially offset by increased CL&P distribution revenues primarily as a result of higher rate base.

Our electric transmission segment earnings increased $12.1 million in the second quarter of 2016, as compared to the second quarter of 2015, due primarily to a higher transmission rate base as a result of increased investments in our transmission infrastructure.

Our electric transmission segment earnings increased $31.2 million in the first half of 2016, as compared to the first half of 2015, due primarily to the absence in 2016 of reserve charges of $12.4 million recorded in 2015 associated with the FERC ROE complaint proceedings and a higher transmission rate base as a result of increased investments in our transmission infrastructure.

Our natural gas distribution segment earnings increased $2.7 million in the second quarter of 2016, as compared to the second quarter of 2015, due primarily to the impact of the NSTAR Gas base distribution rate increase effective January 1, 2016 and higher non-decoupled firm natural gas sales volumes driven by the cooler than normal weather in the spring of 2016, as compared to the same period in 2015.  These favorable earnings impacts were partially offset by higher operations and maintenance expense and higher property tax expense.

Our natural gas distribution segment earnings decreased $2.1 million in the first half of 2016, as compared to the first half of 2015, due primarily to lower non-decoupled firm natural gas sales volumes driven by the warmer than normal weather in the first quarter of 2016, as compared to the much colder than normal temperatures in the first quarter of 2015.  Partially offsetting this unfavorable earnings impact was a decrease in operations and maintenance expense and the impact of the NSTAR Gas base distribution rate increase effective January 1, 2016.

Eversource Parent and Other Companies:  Eversource parent and other companies had earnings of $0.3 million in the second quarter of 2016 and a net loss of $0.6 million in the first half of 2016, compared with earnings of $0.9 million and $1.4 million in the second quarter and first half of 2015, respectively.  The earnings decrease in the first half of 2016 was due primarily to a higher effective tax rate and higher interest expense, partially offset by the absence in 2016 of integration costs.

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

A summary of our retail electric GWh sales volumes and our firm natural gas sales volumes in million cubic feet (Mcf) and percentage changes is as follows:

	For the Three Months Ended June 30, 2016 Compared to 2015			For the Six Months Ended June 30, 2016 Compared to 2015
	Sales Volumes (GWh)		Percentage	Sales Volumes (GWh)		Percentage
Electric	2016	2015	Increase/(Decrease)	2016	2015	Decrease
Traditional:
Residential	2,092	2,127	(1.6)%	4,497	4,874	(7.7)%
Commercial	3,861	3,892	(0.8)%	7,852	8,032	(2.2)%
Industrial	652	652	(0.1)%	1,252	1,266	(1.2)%
Total – Traditional	6,605	6,671	(1.0)%	13,601	14,172	(4.0)%

Decoupled:
Residential	2,410	2,393	0.7%	5,353	5,863	(8.7)%
Commercial	2,658	2,702	(1.6)%	5,275	5,494	(4.0)%
Industrial	730	753	(3.0)%	1,394	1,439	(3.1)%
Total – Decoupled	5,798	5,848	(0.8)%	12,022	12,796	(6.0)%
Total Sales Volumes	12,403	12,519	(0.9)%	25,623	26,968	(5.0)%

	For the Three Months Ended June 30, 2016 Compared to 2015			For the Six Months Ended June 30, 2016 Compared to 2015
	Sales Volumes (Mcf)		Percentage	Sales Volumes (Mcf)		Percentage
Firm Natural Gas	2016	2015	Increase/(Decrease)	2016	2015	(Decrease)/Increase
Traditional:
Residential	2,511	2,081	20.7%	9,153	11,068	(17.3)%
Commercial	3,538	3,299	7.2%	11,514	13,268	(13.2)%
Industrial	2,266	2,443	(7.2)%	5,633	6,570	(14.3)%
Total – Traditional	8,315	7,823	6.3%	26,300	30,906	(14.9)%

Decoupled:
Residential	3,231	3,079	4.9%	12,540	15,547	(19.3)%
Commercial	3,884	3,583	8.4%	12,872	14,937	(13.8)%
Industrial	1,319	1,217	8.3%	3,173	3,693	(14.1)%
Total – Decoupled	8,434	7,879	7.0%	28,585	34,177	(16.4)%
Special Contracts (1)	1,087	1,079	0.7%	2,299	2,270	1.3%
Total – Decoupled and Special Contracts	9,521	8,958	6.3%	30,884	36,447	(15.3)%
Total Sales Volumes	17,836	16,781	6.3%	57,184	67,353	(15.1)%

(1)

Special contracts are unique to the natural gas distribution customers who take service under such an arrangement and generally specify the amount of distribution revenue to be paid to Yankee Gas regardless of the customers' usage.

For the second quarter of 2016, retail electric sales volumes at our electric utilities with a traditional rate structure (NSTAR Electric and PSNH) remained relatively unchanged, as compared to the second quarter of 2015.  For the first half of 2016, retail electric sales volumes at our electric utilities with a traditional rate structure were lower, as compared to the first half of 2015, due primarily to the impact of warmer than normal weather in the first quarter of 2016 throughout those service territories, as compared to the much colder than normal temperatures in the first quarter of 2015.  First half 2016 heating degree days were 19.2 percent lower in the Boston metropolitan area and 18.6 percent lower in New Hampshire, as compared to the same period in 2015.

On January 28, 2016, Eversource received approval of a three-year energy efficiency plan in Massachusetts, which includes recovery of LBR at NSTAR Electric until it is operating under a decoupled rate structure.  NSTAR Electric earns LBR related to reductions in sales volume as a result of successful energy efficiency programs.  LBR is recovered from retail customers through current rates.  NSTAR Electric recognized LBR of $13.8 million and $26.8 million in the second quarter and first half of 2016, respectively, compared to $15.2 million and $27.7 million in the second quarter and first half of 2015, respectively.

Our firm natural gas sales volumes are subject to many of the same influences as our retail electric sales volumes.  In addition, they have benefited from customer growth in both of our natural gas distribution companies.  Fluctuations in natural gas sales volumes in Massachusetts do not impact earnings due to the DPU-approved natural gas distribution revenue decoupling mechanism approved in the last rate case decision.  Natural gas distribution revenues are decoupled from their customer sales volumes, where applicable, which breaks the relationship between sales volumes and revenues recognized.  In the second quarter of 2016, our consolidated firm natural gas sales volumes were higher, as compared to the second quarter of 2015, due primarily to cooler temperatures as well as customer growth, partially offset by customer conservation efforts resulting from company-sponsored energy efficiency programs.  Consolidated firm natural gas sales volumes were much lower in the first half of 2016, as compared to the first half of 2015.  The first half of 2016 firm natural gas sales volumes were negatively impacted by warmer than normal weather in the first quarter of 2016, as compared to the much colder than normal temperatures in the first quarter of 2015, throughout our natural gas service territories.  First half 2016 heating degree days were 17.4 percent lower in Connecticut, as compared to the same period in 2015.

Liquidity

Consolidated:  Cash and cash equivalents totaled $38.7 million as of June 30, 2016, compared with $23.9 million as of December 31, 2015.

Long-Term Debt Issuances and Repayments:  In May 2016, NSTAR Electric repaid at maturity $200 million variable rate debentures using short-term borrowings.  Also in May 2016, NSTAR Electric issued $250 million of 2.70 percent debentures, due to mature in 2026.  The proceeds, net of issuance costs, were used to repay short-term borrowings under the NSTAR Electric commercial paper program and fund capital expenditures and working capital.  In June 2016, WMECO issued $50 million of 2.75 percent Series H Senior Notes, due to mature in 2026.  The proceeds, net of issuance costs, were used to repay short-term borrowings.

Commercial Paper Programs and Credit Agreements:  Eversource parent has a $1.45 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt.  As of June 30, 2016 and December 31, 2015, Eversource parent had $438 million and approximately $1.1 billion, respectively, in short-term borrowings outstanding under the Eversource parent commercial paper program, leaving $1.0 billion and $351.5 million of available borrowing capacity as of June 30, 2016 and December 31, 2015, respectively.  The weighted-average interest rate on these borrowings as of June 30, 2016 and December 31, 2015 was 0.66 percent and 0.72 percent, respectively.  As of June 30, 2016, there were intercompany loans from Eversource parent of $93 million to CL&P, $120.9 million to PSNH, and $53.7 million to WMECO.  As of December 31, 2015, there were intercompany loans from Eversource parent of $277.4 million to CL&P, $231.3 million to PSNH, and $143.4 million to WMECO.  Eversource parent, CL&P, PSNH, WMECO, NSTAR Gas and Yankee Gas are parties to a five-year $1.45 billion revolving credit facility, which terminates on September 4, 2020.  The revolving credit facility serves to backstop Eversource parent's $1.45 billion commercial paper program.

NSTAR Electric has a $450 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt.  As of June 30, 2016 and December 31, 2015, NSTAR Electric had $329 million and $62.5 million, respectively, in short-term borrowings outstanding under its commercial paper program, leaving $121 million and $387.5 million of available borrowing capacity as of June 30, 2016 and December 31, 2015, respectively.  The weighted-average interest rate on these borrowings as of June 30, 2016 and December 31, 2015 was 0.44 percent and 0.40 percent, respectively.  NSTAR Electric is party to a five-year $450 million revolving credit facility, which terminates on September 4, 2020.  The revolving credit facility serves to backstop NSTAR Electric's $450 million commercial paper program.

Cash Flows:  Cash flows provided by operating activities totaled $978.4 million in the first half of 2016, compared with $865.3 million in the first half of 2015.  The increase in operating cash flows was due primarily to timing of collections related to accounts receivable and the timing of payments related to accounts payable.  Also contributing to the increase was an increase in regulatory recoveries, primarily at NSTAR Electric, due to collections from customers in excess of purchased power costs, as well as an increase of $67.8 million in income tax refunds received in the first half of 2016, as compared to the first half of 2015.  Partially offsetting these favorable cash flow impacts were an increase of $34.9 million in Pension and PBOP Plan cash contributions in the first half of 2016, as compared to the same period in 2015, and an increase in fuel inventory balances at PSNH.

Credit Ratings:  On May 26, 2016, Moody’s upgraded WMECO’s corporate credit rating and senior unsecured debt credit rating by one level and changed the outlook from positive to stable.  On July 6, 2016, Fitch upgraded the corporate credit ratings by one level and changed the outlooks to stable from positive for CL&P, PSNH and WMECO.  Also on July 6, 2016, Fitch changed the outlook on Eversource parent from stable to positive.  On July 12, 2016, S&P changed its outlook on Eversource and its subsidiaries from stable to positive.  On July 19, 2016, Moody’s upgraded PSNH’s corporate credit rating by one level and changed the outlook from positive to stable.

A summary of our corporate credit ratings and outlooks by Moody's, S&P and Fitch is as follows:

	Moody's		S&P		Fitch
	Current	Outlook	Current	Outlook	Current	Outlook
Eversource Parent	Baa1	Stable	A	Positive	BBB+	Positive
CL&P	Baa1	Stable	A	Positive	A-	Stable
NSTAR Electric	A2	Stable	A	Positive	A	Stable
PSNH	A3	Stable	A	Positive	A-	Stable
WMECO	A2	Stable	A	Positive	A-	Stable

A summary of the current credit ratings and outlooks by Moody's, S&P and Fitch for senior unsecured debt of Eversource parent, NSTAR Electric, and WMECO and senior secured debt of CL&P and PSNH is as follows:

	Moody's		S&P		Fitch
	Current	Outlook	Current	Outlook	Current	Outlook
Eversource Parent	Baa1	Stable	A-	Positive	BBB+	Positive
CL&P	A2	Stable	A+	Positive	A+	Stable
NSTAR Electric	A2	Stable	A	Positive	A+	Stable
PSNH	A1	Stable	A+	Positive	A+	Stable
WMECO	A2	Stable	A	Positive	A	Stable

On May 4, 2016, our Board of Trustees approved a common share dividend payment of $0.445 per share, which was paid on June 30, 2016 to shareholders of record as of May 31, 2016.  In the first half of 2016, we paid cash dividends on common shares of $282.3 million, compared with $264.9 million in the first half of 2015.

In the first half of 2016, CL&P, NSTAR Electric, PSNH, and WMECO paid $99.8 million, $278.3 million, $38.8 million, and $19 million, respectively, in common stock dividends to Eversource parent.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized portions of pension expense.  In the first half of 2016, investments for Eversource, CL&P, NSTAR Electric, PSNH, and WMECO were $869.2 million, $288.6 million, $199.8 million, $138.7 million, and $71.5 million, respectively.

Business Development and Capital Expenditures

Our consolidated capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized portions of pension expense (all of which are non-cash factors), totaled $905.0 million in the first half of 2016, compared to $770.9 million in the first half of 2015.  These amounts included $58.0 million and $28.5 million in the first half of 2016 and 2015, respectively, related to information technology and facilities upgrades and enhancements, primarily at Eversource Service and The Rocky River Realty Company.

Natural Gas Transmission Business:

Access Northeast:  Access Northeast is a natural gas pipeline and storage project (the "Project") being developed jointly by Eversource, Spectra Energy Corp and National Grid.  Access Northeast will enhance the Algonquin and Maritimes & Northeast pipeline systems using existing routes and will include two new LNG storage tanks and liquefaction and vaporization facilities in Acushnet, Massachusetts that will be connected to the Algonquin natural gas pipeline.  The Project is expected to be capable of delivering approximately 900 million cubic feet of additional natural gas per day to New England on peak demand days.  Eversource and Spectra Energy Corp each own a 40 percent interest in the Project, with the remaining 20 percent interest owned by National Grid.  The total projected cost for both the pipeline and the LNG storage is expected to be approximately $3 billion with anticipated in-service dates commencing in November 2018.  The Project is subject to FERC and other federal and state regulatory approvals.  On November 17, 2015, the FERC accepted the Project's request to initiate the pre-filing review process.  Upon completion of the pre-filing review, a certificate application will be filed with the FERC.  For further information on the natural gas pipeline capacity RFP process and Access Northeast’s participation, see "Regulatory Developments and Rate Matters – General – New England Natural Gas Pipeline Capacity" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Electric Transmission Business:  Our consolidated electric transmission business capital expenditures increased by $37.2 million in the first half of 2016, as compared to the first half of 2015.  A summary of electric transmission capital expenditures by company is as follows:

	For the Six Months Ended June 30,
(Millions of Dollars)	2016	2015
CL&P	$140.9	$99.1
NSTAR Electric	107.6	86.8
PSNH	50.4	70.2
WMECO	46.1	49.2
NPT	16.0	18.5
Total Electric Transmission Segment	$361.0	$323.8

GHCC:  The Greater Hartford Central Connecticut (GHCC) solutions, which have been approved by ISO-NE, are comprised of 27 projects and are expected to cost approximately $350 million and be placed in service from 2016 through 2018.  Six projects have been placed in service and during the remainder of 2016, 12 additional projects are expected to be in active construction.  All GHCC projects are expected to be completed by late 2018.  As of June 30, 2016, CL&P had capitalized $79.9 million in costs associated with GHCC.

Northern Pass:  Northern Pass is Eversource's planned HVDC transmission line from the Québec-New Hampshire border to Franklin, New Hampshire and an associated alternating current radial transmission line between Franklin and Deerfield, New Hampshire.  Northern Pass will interconnect at the Québec-New Hampshire border with a planned HQ HVDC transmission line.  On July 21, 2015, the DOE issued the draft Environmental Impact Statement (EIS) for Northern Pass representing a key milestone in the permitting process.  The DOE completed the comment period on the draft EIS on April 4, 2016, and is expected to issue the final EIS in the first quarter of 2017.  On August 18, 2015, NPT announced the Forward NH Plan, including a commitment to allocate $200 million to projects associated with economic development, tourism, community betterment, and clean energy innovations to benefit the state of New Hampshire.

On June 10, 2016, Northern Pass executed a settlement agreement with the NHPUC Staff regarding its application to operate as a public utility once the project is fully permitted.  The settlement agreement is subject to NHPUC approval.  Additionally, on June 28, 2016, as part of the Forward NH Plan, PSNH filed a power purchase agreement (PPA) with the NHPUC.  The PPA, combined with the Forward New Hampshire Plan, is expected to deliver over $1 billion of energy cost savings and other benefits over the contract term to New Hampshire customers.  The Forward NH Plan and the PPA are both commitments that are contingent upon the Northern Pass transmission line going into commercial operation.

The New Hampshire Site Evaluation Committee (NH SEC) is currently in process of formal siting.  The NH SEC is expected to issue an order on NPT no later than September 2017 and the project is expected to be operational by the end of 2019.  On January 28, 2016, NPT bid into the three-state Clean Energy RFP process.  For further information on the RFP process, see "Regulatory Developments and Rate Matters – General – Clean Energy RFP" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Greater Boston Reliability Solutions: In February 2015, ISO-NE selected Eversource's and National Grid's proposed Greater Boston and New Hampshire Solution (Solution) to satisfy the requirements identified in the Greater Boston study.  The Solution consists of a portfolio of some 40 electric transmission upgrades straddling southern New Hampshire and northern Massachusetts in the Merrimack Valley and continuing into the greater Boston metropolitan area, of which 31 are in Eversource’s service territory. We are currently pursuing the necessary regulatory and siting application approvals in Massachusetts and New Hampshire.  Construction has begun on several of the smaller projects not requiring siting approval, and construction on an additional project approved by the DPU is expected to begin in the third quarter of 2016.  All upgrades are expected to be completed by the end of 2019.  We estimate our portion of the investment in the Solution will be approximately $565 million, of which approximately $78.2 million has been capitalized through June 30, 2016.

Seacoast Reliability Project:  On April 12, 2016, PSNH filed a siting application with the NH SEC for the Seacoast Reliability Project, a 13-mile transmission line within several New Hampshire communities, which proposes to use a combination of overhead, underground and underwater line design to help meet the growing demand for electricity in the Seacoast region.  In June 2016, the NH SEC accepted our application as complete and we expect the NH SEC decision by mid-2017.  This project is expected to be completed by the end of 2018.  We estimate our investment in this project will be approximately $77 million, of which approximately $9.5 million has been capitalized through June 30, 2016.

Distribution Business:  A summary of distribution capital expenditures is as follows:

	For the Six Months Ended June 30,
(Millions of Dollars)	2016	2015
CL&P:
Basic Business	$84.1	$62.9
Aging Infrastructure	62.3	75.7
Load Growth	16.9	18.5
Total CL&P	163.3	157.1
NSTAR Electric:
Basic Business	54.6	54.0
Aging Infrastructure	35.6	34.7
Load Growth	26.2	14.0
Total NSTAR Electric	116.4	102.7
PSNH:
Basic Business	32.2	25.3
Aging Infrastructure	39.4	21.2
Load Growth	5.4	10.9
Total PSNH	77.0	57.4
WMECO:
Basic Business	7.8	7.3
Aging Infrastructure	9.8	9.2
Load Growth	(0.4)	3.7
Total WMECO	17.2	20.2
Total - Electric Distribution (excluding Generation)	373.9	337.4
PSNH Generation	2.7	8.7
Natural Gas:
Basic Business	35.2	24.0
Aging Infrastructure	59.9	34.4
Load Growth	14.3	14.1
Total – Natural Gas Distribution	109.4	72.5
Total Electric and Natural Gas Distribution Segment	$486.0	$418.6

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

FERC Regulatory Matters

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

As a result of developments in this matter, the Company recorded reserves across the complaint periods at its electric subsidiaries in the first half of 2015 and recognized an after-tax charge to earnings (excluding interest) of $12.4 million, of which $7.9 million was recorded at CL&P, $1.4 million at NSTAR Electric, $0.6 million at PSNH, and $2.5 million at WMECO.

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

FERC ROE Complaint IV:  On April 29, 2016, a fourth complaint was filed with the FERC by certain municipal utilities claiming the current base ROE of 10.57 percent and the incentive cap of 11.74 percent are unjust and unreasonable.  The NETOs answered on June 3, 2016 and requested that FERC dismiss the complaint.  At this time FERC has not taken any action with respect to this complaint; therefore, we are unable to predict the outcome of this complaint.

Merger Cost Filing:  On February 26, 2016, Eversource Energy Service Company filed an application with the FERC to recover through transmission rates approximately $37.4 million of costs associated with the merger of Northeast Utilities and NSTAR.  On May 3, 2016, FERC issued an order allowing the Company to recover these transmission related merger costs over a three year period, beginning June 1, 2016, subject to refund, and setting the application for settlement and hearing.

Regulatory Developments and Rate Matters

General:

Clean Energy RFP:  Pursuant to clean energy goals established in three New England states (Connecticut, Massachusetts and Rhode Island), in November 2015, the DEEP and the Massachusetts and Rhode Island EDCs, including NSTAR Electric and WMECO, issued an RFP for clean energy resources (including Class I renewable generation and large hydroelectric generation) to a wide range of potentially interested bidders.  The RFP solicited offers for clean energy and the transmission to deliver that energy to the three states.  In late January 2016, bidders submitted project proposals, among which were the Northern Pass and Clean Energy Connect projects, selection of which was expected to be completed in July 2016.  Due to the volume of the proposals received and the complexity of the related analysis, the Evaluation Committee has delayed selection of the winning contracts.  At this time it is unknown when the selection of the contracts will be completed by the Evaluation Committee.  Final results of the RFP will be announced when the EDCs executed contracts are submitted for approval to their respective state regulatory commissions.

New England Natural Gas Pipeline Capacity:  NSTAR Electric, WMECO and National Grid have filed with the DPU seeking approval of contracts, including contracts with Access Northeast, for natural gas pipeline capacity and storage.  PSNH has filed with the NHPUC, seeking approval of its contract with Access Northeast for natural gas pipeline capacity and storage.  On June 2, 2016, the DEEP issued an RFP for natural gas pipeline capacity and storage.  Proposals were received on June 29, 2016.  Contracts with proposals selected by DEEP are scheduled to be submitted to PURA no later than October 31, 2016 with approval expected no later than January 31, 2017.  On June 30, 2016, National Grid filed with the Rhode Island Public Utilities Commission seeking approval of its contract with Access Northeast for natural gas pipeline capacity and storage.  On July 19, 2016, the Maine PUC voted to move forward with an Access Northeast contract for natural gas pipeline capacity, contingent upon the participation by electric distribution companies in other New England states.  For further information on Access Northeast, see "Business Development and Capital Expenditures –– Natural Gas Transmission Business" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Electric and Natural Gas Base Distribution Rates:

The Regulated companies' distribution rates are set by their respective state regulatory commissions, and their tariffs include mechanisms for periodically adjusting their rates for the recovery of specific incurred costs.  Other than as described below, for the first half of 2016, changes made to the Regulated companies' rates did not have a material impact on their earnings, financial position, or cash flows.  For further information, see "Financial Condition and Business Analysis – Regulatory Developments and Rate Matters" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Eversource 2015 Form 10-K.

Massachusetts:

Solar Generation:  On June 30, 2016, NSTAR Electric and WMECO filed an application with the DPU seeking approval to develop 35 MW and 27 MW, respectively, of solar generation facilities, in addition to WMECO’s existing 8 MW of solar generation facilities.  The DPU is expected to issue a decision on the application by the end of 2016, and we expect development of the facilities to be completed by the end of 2017.  We estimate our investment in these new facilities will be between approximately $180 million to $200 million if fully approved.

July 2016 Storm Filing:  On July 6, 2016, NSTAR Electric filed with the DPU a final accounting of incremental, storm-related preparation and response costs totaling approximately $109 million for eight storms that occurred between 2012 through 2015.  In the filing, NSTAR Electric requested that the DPU investigate the storm-related costs and render a determination as to the final storm-related costs eligible for recovery.  Recovery of these costs would occur in accordance with a DPU decision in NSTAR Electric's next distribution rate case.

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

On July 1, 2016, the NHPUC approved the Agreement in an order that, among other things, instructs PSNH to begin the process to divest its generation assets.  The NHPUC is in the process of selecting an auction adviser to assist with the divestiture.  Upon completion of the divestiture process, all remaining stranded costs will be recovered via bonds that will be secured by a non-bypassable charge or through recoveries in rates billed to PSNH's customers.

We believe that full recovery of PSNH's generation assets is probable through a combination of cash flows during the remaining operating period, sales proceeds upon divestiture, and recovery of stranded costs in future rates.

Legislative and Policy Matters

Massachusetts

On April 11, 2016, "An Act Relative to Solar Energy" became law, which raises the solar net metering cap levels by three percent for both private and public projects.  Utilities may file proposals with the DPU to ensure that all distribution customers contribute to the fixed costs of maintaining distribution systems.  For further information, see "Regulatory Developments and Rate Matters – Massachusetts – Solar Generation" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

On July 31, 2016, in conjunction with efforts to shape comprehensive energy legislation, the Massachusetts Legislature passed "An Act to Promote Energy Diversity", which requires electric distribution companies to jointly solicit RFPs and enter into 15- to 20-year contracts for 1,600 MW of offshore wind and 1,200 MW of hydropower or other renewable sources, such as land-based wind or solar.  The bill is awaiting the governor's signature.

New Hampshire

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

RESULTS OF OPERATIONS – EVERSOURCE ENERGY AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for Eversource for the three and six months ended June 30, 2016 and 2015 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
			Increase/				Increase/
(Millions of Dollars)	2016	2015	(Decrease)	Percent	2016	2015	(Decrease)	Percent
Operating Revenues	$1,767.2	$1,817.1	$(49.9)	(2.7)%	$3,822.8	$4,330.5	$(507.7)	(11.7)%
Operating Expenses:
Purchased Power, Fuel and Transmission	581.3	685.1	(103.8)	(15.2)	1,336.1	1,847.2	(511.1)	(27.7)
Operations and Maintenance	320.7	316.7	4.0	1.3	640.9	650.0	(9.1)	(1.4)
Depreciation	176.5	163.7	12.8	7.8	350.5	327.5	23.0	7.0
Amortization of Regulatory (Liabilities)/Assets, Net	(8.7)	(1.2)	(7.5)	(a)	12.3	59.4	(47.1)	(79.3)
Energy Efficiency Programs	119.7	101.9	17.8	17.5	256.8	248.5	8.3	3.3
Taxes Other Than Income Taxes	154.3	138.9	15.4	11.1	314.2	288.4	25.8	8.9
Total Operating Expenses	1,343.8	1,405.1	(61.3)	(4.4)	2,910.8	3,421.0	(510.2)	(14.9)
Operating Income	423.4	412.0	11.4	2.8	912.0	909.5	2.5	0.3
Interest Expense	100.5	92.3	8.2	8.9	198.7	187.1	11.6	6.2
Other Income, Net	8.1	13.0	(4.9)	(37.7)	10.0	18.7	(8.7)	(46.5)
Income Before Income Tax Expense	331.0	332.7	(1.7)	(0.5)	723.3	741.1	(17.8)	(2.4)
Income Tax Expense	125.5	123.3	2.2	1.8	271.7	276.5	(4.8)	(1.7)
Net Income	205.5	209.4	(3.9)	(1.9)	451.6	464.6	(13.0)	(2.8)
Net Income Attributable to Noncontrolling Interests	1.9	1.9	-	-	3.8	3.8	-	-
Net Income Attributable to Common Shareholders	$203.6	$207.5	$(3.9)	(1.9)%	$447.8	$460.8	$(13.0)	(2.8)%

Operating Revenues
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
			Increase/				Increase/
(Millions of Dollars)	2016	2015	(Decrease)	Percent	2016	2015	(Decrease)	Percent
Electric Distribution	$1,303.1	$1,382.7	$(79.6)	(5.8)%	$2,739.2	$3,142.8	$(403.6)	(12.8)%
Natural Gas Distribution	180.4	186.0	(5.6)	(3.0)	523.0	693.4	(170.4)	(24.6)
Electric Transmission	302.5	267.8	34.7	13.0	585.8	516.8	69.0	13.4
Other and Eliminations	(18.8)	(19.4)	0.6	(3.1)	(25.2)	(22.5)	(2.7)	12.0
Total Operating Revenues	$1,767.2	$1,817.1	$(49.9)	(2.7)%	$3,822.8	$4,330.5	$(507.7)	(11.7)%

(a) Percent greater than 100 not shown as it is not meaningful.

A summary of our retail electric GWh sales volumes and our firm natural gas sales volumes in Mcf were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
			Increase/
	2016	2015	(Decrease)	Percent	2016	2015	Decrease	Percent
Electric
Traditional	6,605	6,671	(66)	(1.0)%	13,601	14,172	(571)	(4.0)%
Decoupled	5,798	5,848	(50)	(0.8)	12,022	12,796	(774)	(6.0)
Total Electric	12,403	12,519	(116)	(0.9)	25,623	26,968	(1,345)	(5.0)

Firm Natural Gas
Traditional	8,315	7,823	492	6.3	26,300	30,906	(4,606)	(14.9)
Decoupled and Special Contracts	9,521	8,958	563	6.3	30,884	36,447	(5,563)	(15.3)
Total Firm Natural Gas	17,836	16,781	1,055	6.3%	57,184	67,353	(10,169)	(15.1)%

Three Months Ended:

Operating Revenues, which primarily consist of base electric and natural gas distribution revenues and tracked revenues further described below, decreased by $49.9 million for the three months ended June 30, 2016, as compared to the same period in 2015.

Base electric and natural gas distribution revenues:  Base electric distribution segment revenues increased $4.7 million due primarily to a higher rate base resulting from the 2015 PURA ADIT settlement agreement that is being collected from customers in distribution rates at CL&P ($4 million) and   the absence of an authorized ROE reduction, as stipulated in the PURA 2014 rate case decision, recorded in the second quarter of 2015 at CL&P ($1.1 million).  Partially offsetting this increase was the impact of increased customer energy conservation efforts, including those resulting from company-sponsored energy efficiency programs experienced in the second quarter of 2016, as compared to the second quarter of 2015, resulting in a 1 percent decrease in traditional retail sales volumes at NSTAR Electric and PSNH ($0.4 million).

Firm natural gas base distribution segment revenues increased $7.1 million due primarily to a 6.3 percent increase in traditional firm natural gas sales volumes and the impact of the NSTAR Gas base distribution rate increase effective January 1, 2016.

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

Tracked distribution revenues: Tracked revenues consist of certain costs that are recovered from customers in rates through regulatory commission-approved cost tracking mechanisms and therefore have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply procurement costs and other energy-related costs for our electric and natural gas customers, retail transmission charges, energy efficiency program costs, and restructuring and stranded cost recovery revenues.  Tracked electric distribution segment revenues decreased as a result of decreases in energy supply costs ($142.7 million), driven by decreased average retail rates and lower sales volumes, partially offset by an increase in retail electric transmission charges ($23 million), an increase in energy efficiency program revenues ($20.8 million), an increase in federally mandated congestion charges ($18.5 million), and an increase in net metering for distributed generation revenues ($7.8 million).  In addition, CL&P's system benefits charge revenues increased by $5.2 million, which impacted earnings as a result of a higher rate base.

The second quarter 2016 tracked natural gas distribution segment revenues decreased as a result of decreases in natural gas supply costs ($7.2 million) and a decrease in energy efficiency program revenues ($5.3 million).

Electric transmission revenues:  The electric transmission segment revenues increased by $34.7 million due primarily to the recovery of higher revenue requirements associated with ongoing investments in our transmission infrastructure.

Six Months Ended:

Operating Revenues decreased by $507.7 million for the six months ended June 30, 2016, as compared to the same period in 2015.

Base electric and natural gas distribution revenues:  Base electric distribution segment revenues decreased $2.2 million due primarily to weather impacts.  The impact of warmer than normal weather experienced in the first quarter of 2016, as compared to much colder than normal temperatures in the first quarter of 2015, as well as increased customer energy conservation efforts, including those resulting from company-sponsored energy efficiency programs, were the primary drivers of a 4 percent decrease in traditional retail sales volumes at NSTAR Electric and PSNH during the first half of 2016 ($15.1 million).  The decrease in base electric distribution revenues was partially offset by a higher rate base resulting from the 2015 PURA ADIT settlement agreement that is being collected from customers in distribution rates at CL&P ($10.7 million) and the absence of an authorized ROE reduction, as stipulated in the PURA 2014 rate case decision, recorded in the first half of 2015 at CL&P ($2.2 million).

Also contributing to the decrease in operating revenues in the first half of 2016 was the absence of an $11 million benefit related to the Comprehensive Settlement Agreement associated with the recovery of LBR related to 2009 through 2011 energy efficiency programs recorded at NSTAR Electric in the first quarter of 2015.

Firm natural gas base distribution segment revenues decreased $9.7 million due primarily to a 14.9 percent decrease in traditional firm natural gas sales volumes as a result of warmer than normal weather experienced in the first quarter of 2016, as compared to much colder than normal temperatures in the first quarter of 2015, partially offset by the impact of the NSTAR Gas base distribution rate increase effective January 1, 2016.

Tracked distribution revenues: Tracked electric distribution segment revenues decreased as a result of decreases in energy supply costs ($510 million), driven by decreased average retail rates and lower sales volumes, partially offset by an increase in retail electric transmission charges ($37.8 million), an increase in federally mandated congestion charges ($29.9 million), an increase in energy efficiency program revenues ($27.8 million), and an increase in net metering for distributed generation revenues ($15 million).  In addition, CL&P's system benefits charge revenues increased by $9.3 million, which impacted earnings as a result of a higher rate base.  Tracked natural gas distribution segment revenues decreased as a result of decreases in natural gas supply costs ($137.7 million) driven by decreased average rates and lower sales volumes, and a decrease in energy efficiency program revenues ($23 million).

Electric transmission revenues:  The electric transmission segment revenues increased by $69 million due primarily to the recovery of higher revenue requirements associated with ongoing investments in our transmission infrastructure and the absence in 2016 of a $20 million reserve charge recorded in the first quarter of 2015 associated with the March 2015 FERC ROE order.

Other:  Other revenues decreased due primarily to the sale of Eversource's unregulated contracting business on April 13, 2015 ($11.4 million).

Purchased Power, Fuel and Transmission expense includes costs associated with purchasing electricity and natural gas on behalf of our customers.  These energy supply costs are recovered from customers in rates through cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power, Fuel and Transmission expense decreased for the three and six months ended June 30, 2016, as compared to the same periods in 2015, due primarily to the following:

	Three Months Ended	Six Months Ended
(Millions of Dollars)	(Decrease)/Increase	(Decrease)/Increase
Electric Distribution	$(144.3)	$(452.8)
Natural Gas Distribution	(8.0)	(135.9)
Transmission	48.5	77.6
Total Purchased Power, Fuel and Transmission	$(103.8)	$(511.1)

The decrease in purchased power expense at the electric distribution business was driven by lower prices associated with the procurement of energy supply and lower sales volumes, as well as a decrease in the amount of electricity generated by PSNH facilities.  The decrease in purchased power expense at the natural gas distribution business was due to lower average natural gas prices and lower sales volumes.  The increase in transmission costs was primarily the result of an increase in the RNS costs billed by ISO-NE.

Operations and Maintenance expense includes tracked costs and costs that are part of base electric and natural gas distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased for the three months ended June 30, 2016 and decreased for the six months ended June 30, 2016, as compared to the same periods in 2015, due primarily to the following:

	Three Months Ended	Six Months Ended
(Millions of Dollars)	Increase/(Decrease)	Increase/(Decrease)
Base Electric Distribution:
Absence of 2015 resolution of basic service bad debt adder mechanism at NSTAR Electric	$-	$24.2
Storm restoration costs	3.3	6.3
Vegetation management costs	1.3	4.6
Absence of 2015 contribution to create clean energy fund in connection with the generation divestiture agreement at PSNH	(5.0)	(5.0)
Employee-related expenses, including labor and benefits	11.6	(5.3)
Other operations and maintenance	(0.3)	1.1
Total Base Electric Distribution	10.9	25.9
Total Base Natural Gas Distribution:
Employee-related expenses, including labor and benefits	(1.6)	(11.8)
Other operations and maintenance	2.8	2.9
Total Base Natural Gas Distribution	1.2	(8.9)
Total Tracked costs (Electric Distribution, Electric Transmission and Natural Gas Distribution)	3.6	4.3
Other and eliminations:
Integration costs	(3.5)	(10.5)
Absence of Eversource's unregulated electrical contracting business due to sale in April 2015, net	-	(10.6)
Eversource Parent and Other Companies	(8.2)	(9.3)
Total Operations and Maintenance	$4.0	$(9.1)

Depreciation expense increased for the three and six months ended June 30, 2016, as compared to the same periods in 2015, due primarily to higher utility plant in service balances.

Amortization of Regulatory (Liabilities)/Assets, Net expense (the costs of which are tracked) include the deferral of energy supply and energy-related costs included in certain regulatory-approved tracking mechanisms, and the amortization of certain costs.  The deferral adjusts expense to match the corresponding revenues.  Amortization of Regulatory (Liabilities)/Assets, Net, decreased for the three and six months ended June 30, 2016, as compared to the same periods in 2015, due primarily to the deferral of energy supply and energy-related costs which can fluctuate from period to period based on the timing of costs incurred and the related rate changes to recover these costs.  Energy supply and energy-related costs at CL&P, NSTAR Electric, PSNH and WMECO, which are the primary drivers in amortization, are recovered from customers in rates and have no impact on earnings.

Partially offsetting the decrease in Amortization of Regulatory (Liabilities)/Assets, Net, for the six months ended June 30, 2016 was the absence in 2016 of the $11.7 million benefit recorded in the first quarter of 2015 at NSTAR Electric in connection with the Comprehensive Settlement Agreement associated with the CPSL program filings.

Energy Efficiency Programs expense (the costs of which are tracked) increased for the three and six months ended June 30, 2016, as compared to the same periods in 2015, due primarily to deferral adjustments at CL&P, NSTAR Electric and the natural gas businesses, which reflect the actual costs of energy efficiency programs compared to the estimated amounts billed to customers, and an increase in energy efficiency costs incurred in accordance with the three-year program guidelines established by the DPU.  The deferrals adjust expense to match the energy efficiency programs revenue.  The costs for various state energy policy initiatives and expanded energy efficiency programs are recovered from customers in rates and have no impact on earnings.

Taxes Other Than Income Taxes expense increased for the three and six months ended June 30, 2016, as compared to the same periods in 2015, due primarily to an increase in property taxes as a result of higher utility plant balances and an increase in gross earnings taxes (the costs of which are tracked).

Interest Expense increased for the three months ended June 30, 2016, as compared to the same period in 2015, due primarily to higher interest on long-term debt ($9.6 million) as a result of new debt issuances, partially offset by lower interest on regulatory deferral mechanisms ($1.8 million).

Interest Expense increased for the six months ended June 30, 2016, as compared to the same period in 2015, due primarily to higher interest on long-term debt ($16.2 million) as a result of new debt issuances, partially offset by lower interest on regulatory deferral mechanisms ($5.1million).

Other Income, Net decreased for the three months ended June 30, 2016, as compared to the same period in 2015, due primarily to a decrease in net gains related to the deferred compensation plans ($6.6 million), partially offset by higher AFUDC related to equity funds ($2.3 million).

Other Income, Net decreased for the six months ended June 30, 2016, as compared to the same period in 2015, due primarily to a decrease in net gains related to the deferred compensation plans ($10.2 million), partially offset by higher AFUDC related to equity funds ($2.9 million).

Income Tax Expense increased for the three months ended June 30, 2016, as compared to the same period in 2015, due primarily to higher state taxes ($1.1 million) and items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($1.5 million), partially offset by lower pre-tax earnings ($0.6 million).

Income Tax Expense decreased for the six months ended June 30, 2016, as compared to the same period in 2015, due primarily to lower pre-tax earnings ($5.3 million) and the excess tax benefit due to the adoption of new accounting guidance related to share-based payment transactions ($2.7 million), partially offset by higher state taxes ($1.8 million) and items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($1.5 million).

RESULTS OF OPERATIONS – THE CONNECTICUT LIGHT AND POWER COMPANY

The following  provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P for the three and six months ended June 30, 2016 and 2015 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
			Increase/				Increase/
(Millions of Dollars)	2016	2015	(Decrease)	Percent	2016	2015	(Decrease)	Percent
Operating Revenues	$679.8	$666.6	$13.2	2.0%	$1,415.1	$1,471.5	$(56.4)	(3.8)%
Operating Expenses:
Purchased Power and Transmission	234.5	253.2	(18.7)	(7.4)	507.1	586.8	(79.7)	(13.6)
Operations and Maintenance	122.5	118.7	3.8	3.2	233.4	236.0	(2.6)	(1.1)
Depreciation	57.5	52.2	5.3	10.2	114.5	105.1	9.4	8.9
Amortization of Regulatory (Liabilities)/Assets, Net	(2.9)	(7.5)	4.6	(61.3)	6.9	40.8	(33.9)	(83.1)
Energy Efficiency Programs	35.5	33.9	1.6	4.7	73.6	76.8	(3.2)	(4.2)
Taxes Other Than Income Taxes	70.6	62.1	8.5	13.7	146.0	130.2	15.8	12.1
Total Operating Expenses	517.7	512.6	5.1	1.0	1,081.5	1,175.7	(94.2)	(8.0)
Operating Income	162.1	154.0	8.1	5.3	333.6	295.8	37.8	12.8
Interest Expense	36.0	36.1	(0.1)	(0.3)	72.5	72.7	(0.2)	(0.3)
Other Income, Net	6.3	4.0	2.3	57.5	7.2	6.2	1.0	16.1
Income Before Income Tax Expense	132.4	121.9	10.5	8.6	268.3	229.3	39.0	17.0
Income Tax Expense	49.5	43.1	6.4	14.8	98.4	81.3	17.1	21.0
Net Income	$82.9	$78.8	$4.1	5.2%	$169.9	$148.0	$21.9	14.8%

Operating Revenues
CL&P's retail sales volumes were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016	2015	Decrease	Percent	2016	2015	Decrease	Percent
Retail Sales Volumes in GWh	4,966	5,027	(61)	(1.2)%	10,316	11,021	(705)	(6.4)%

Three Months Ended:

CL&P's Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, increased by $13.2 million for the three months ended June 30, 2016, as compared to the same period in 2015.

Base distribution revenues increased by $5.1 million due to a higher rate base resulting from the 2015 PURA ADIT settlement agreement that is being collected from customers in distribution rates ($4 million) and the absence of an authorized ROE reduction, as stipulated in the PURA 2014 rate case decision, recorded in the second quarter of 2015 ($1.1 million).

Fluctuations in CL&P's sales volumes do not impact the level of base distribution revenue realized or earnings due to the PURA approved revenue decoupling mechanism.  CL&P's revenue decoupling mechanism permits recovery of a base amount of distribution revenues ($1.059 billion annually) and breaks the relationship between sales volumes and revenues recognized.  The revenue decoupling mechanism results in the recovery of approved base distribution revenue requirements.

Fluctuations in the overall level of operating revenues are primarily related to tracked revenues.  Tracked revenues consist of certain costs that are recovered from customers in rates through PURA-approved cost tracking mechanisms and therefore have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply procurement and other energy-related costs, retail transmission charges, energy efficiency program costs and restructuring and stranded cost recovery revenues.  Tracked distribution revenues decreased primarily as a result of a decrease in energy supply costs ($39.2 million) driven by decreased average retail rates.  Partially offsetting this decrease was an increase in federally mandated congestion charges ($18.5 million) and an increase in competitive transition assessment charges ($7.9 million).  In addition, system benefits charge revenues increased by $5.2 million, which impacted earnings as a result of a higher rate base.

Transmission revenues increased by $20.8 million due primarily to higher revenue requirements associated with ongoing investments in our transmission infrastructure.

Six Months Ended:

CL&P's Operating Revenues decreased by $56.4 million for the six months ended June 30, 2016, as compared to the same period in 2015.

Base distribution revenues increased by $12.9 million due to a higher rate base resulting from the 2015 PURA ADIT settlement agreement that is being collected from customers in distribution rates ($10.7 million) and the absence of an authorized ROE reduction, as stipulated in the PURA 2014 rate case decision, recorded in the first half of 2015 ($2.2 million).

Tracked distribution revenues decreased primarily as a result of a decrease in energy supply costs ($160 million) driven by decreased average retail rates and lower sales volumes.  Partially offsetting this decrease was an increase in retail transmission charges ($17.8 million), an increase in federally mandated congestion charges ($29.9 million) and an increase in competitive transition assessment charges ($14.3 million).  In addition, system benefits charge revenues increased by $9.3 million, which impacted earnings as a result of a higher rate base.

Transmission revenues increased by $36.2 million due primarily to higher revenue requirements associated with ongoing investments in our transmission infrastructure and the absence in 2016 of a $12.5 million reserve charge recorded in the first quarter of 2015 associated with the March 2015 FERC ROE order.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of CL&P's customers.  These energy supply costs are recovered from customers in PURA-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power and Transmission expense decreased for the three and six months ended June 30 2016, as compared to the same periods in 2015, due primarily to the following:

	Three Months Ended	Six Months Ended
(Millions of Dollars)	(Decrease)/Increase	(Decrease)/Increase
Purchased Power Costs	$(38.6)	$(112.7)
Transmission Costs	19.9	33.0
Total Purchased Power and Transmission	$(18.7)	$(79.7)

Included in purchased power costs are the costs associated with CL&P's generation services charge (GSC) and deferred energy supply costs.  The GSC recovers energy-related costs incurred as a result of providing electric generation service supply to all customers who have not migrated to third party suppliers.  The decrease in purchased power costs was due primarily to a decrease in the prices of standard offer supply for both the three and six months ended June 30, 2016, compared to the same periods in June 30, 2015, and lower sales volumes for the six months ended June 30, 2016, compared to the same period in June 30, 2015.  The increase in transmission costs was primarily the result of an increase in the RNS costs billed by ISO-NE.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased for the three months ended June 30, 2016, as compared to the same period in 2015, driven by a $3.8 million increase in non-tracked costs, which was primarily attributable to higher storm restoration costs and higher employee-related expenses, partially offset by reimbursement of legal fees in the second quarter of 2016 and the absence in 2016 of integration costs recorded in the second quarter of 2015.  Tracked costs, which have no earnings impact, were unchanged.

Operations and Maintenance expense decreased for the six months ended June 30, 2016, as compared to the same period in 2015, driven by a $2.8 million decrease in non-tracked costs, which was primarily attributable to lower operational vehicle costs, reimbursement of legal fees in the second quarter of 2016, and the absence in 2016 of integration costs recorded in the second quarter of 2015, partially offset by higher storm restoration costs.  Tracked costs, which have no earnings impact, increased $0.2 million that was primarily attributable to higher transmission expenses offset by lower bad debt expense.

Depreciation expense increased for the three and six months ended June 30, 2016, as compared to the same periods in 2015, due primarily to higher utility plant in service balances.

Amortization of Regulatory (Liabilities)/Assets, Net expense (the costs of which are tracked) includes the deferral of energy supply and energy-related costs and the amortization of storm and other costs.  Amortization of Regulatory (Liabilities)/Assets, Net increased for the three months ended June 30, 2016 and decreased for the six months ended June 30, 2016, as compared to the same periods in 2015, due primarily to the deferral adjustment of energy supply and energy-related costs, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs.  The deferral adjusts expense to match the corresponding revenues.  Energy supply and energy-related costs, which are the primary drivers in amortization, are recovered from customers in rates and have no impact on earnings.

Energy Efficiency Programs expense (the costs of which are tracked) increased for the three months ended June 30, 2016 and decreased for the six months ended June 30, 2016, as compared to the same periods in 2015, due primarily to the deferral adjustment, which reflects the actual costs of energy efficiency programs, compared to the estimated amounts billed to customers.  The deferral adjusts expense to match the energy efficiency programs revenue.  CL&P is allowed to recover its costs for state energy policy initiatives and expanded energy efficiency programs.

Taxes Other Than Income Taxes expense increased for the three and six months ended June 30, 2016, as compared to the same periods in 2015, due primarily to an increase in property taxes as a result of higher utility plant balances and an increase in gross earnings taxes (the costs of which are tracked).

Income Tax Expense increased for the three months ended June 30, 2016, as compared to the same period in 2015, due primarily to higher pre-tax earnings ($3.7 million), higher state taxes ($0.7 million), and items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($2 million).

Income Tax Expense increased for the six months ended June 30, 2016, as compared to the same period in 2015, due primarily to higher pre-tax earnings ($13.7 million), higher state taxes ($1.8 million), and items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($2.6 million), partially offset by the excess tax benefit due to the adoption of new accounting guidance related to share-based payment transactions ($0.9 million).

EARNINGS SUMMARY

CL&P's earnings increased $4.1 million for the three months ended June 30, 2016, as compared to the same period in 2015, due primarily to an increase in transmission earnings driven by a higher transmission rate base, and higher distribution revenues as a result of higher rate base, and the absence of an authorized ROE reduction, as stipulated in the PURA 2014 rate case decision.  These favorable earnings impacts were partially offset by higher operations and maintenance expense, higher property taxes and a higher effective tax rate.

CL&P's earnings increased $21.9 million for the six months ended June 30, 2016, as compared to the same period in 2015, due primarily to an increase in transmission earnings driven by the absence in 2016 of the 2015 FERC ROE complaint proceedings reserve charge as well as a higher transmission rate base, and higher distribution revenues as a result of higher rate base, and the absence of an authorized ROE reduction, as stipulated in the PURA 2014 rate case decision.  These favorable earnings impacts were partially offset by higher property taxes and higher depreciation expense.

LIQUIDITY

Cash totaled $9.4 million as of June 30, 2016, compared with $1.1 million as of December 31, 2015.

Eversource parent has a $1.45 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt, with intercompany loans to certain subsidiaries, including CL&P.  The weighted-average interest rate on the commercial paper borrowings as of June 30, 2016 and December 31, 2015 was 0.66 percent and 0.72 percent, respectively.  As of June 30, 2016 and December 31, 2015, there were intercompany loans from Eversource parent to CL&P of $93 million and $277.4 million, respectively.

CL&P had cash flows provided by operating activities of $429.4 million in the first half of 2016, as compared to $270 million in the same period of 2015.  The increase in operating cash flows was due primarily to the timing of collections and payments related to our working capital items, including accounts receivable and accounts payable.  In addition, there was an increase of $48.7 million in income tax refunds received in the first half of 2016, as compared to the same period in 2015.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized portions of pension expense.  CL&P's investments totaled $288.6 million in the first half of 2016.

Financing activities included $99.8 million in common stock dividends paid to Eversource parent in the first half of 2016.

RESULTS OF OPERATIONS – NSTAR ELECTRIC COMPANY AND SUBSIDIARY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for NSTAR Electric for the six months ended June 30, 2016 and 2015 included in this combined Quarterly Report on Form 10-Q:

	For the Six Months Ended June 30,
(Millions of Dollars)			Increase/
	2016	2015	(Decrease)	Percent
Operating Revenues	$1,205.5	$1,384.0	$(178.5)	(12.9)%
Operating Expenses:
Purchased Power and Transmission	473.5	685.0	(211.5)	(30.9)
Operations and Maintenance	183.7	145.3	38.4	26.4
Depreciation	104.5	97.7	6.8	7.0
Amortization of Regulatory Assets/(Liabilities), Net	8.7	(12.9)	21.6	(a)
Energy Efficiency Programs	128.1	97.2	30.9	31.8
Taxes Other Than Income Taxes	66.7	60.8	5.9	9.7
Total Operating Expenses	965.2	1,073.1	(107.9)	(10.1)
Operating Income	240.3	310.9	(70.6)	(22.7)
Interest Expense	41.1	38.2	2.9	7.6
Other Income, Net	2.5	3.1	(0.6)	(19.4)
Income Before Income Tax Expense	201.7	275.8	(74.1)	(26.9)
Income Tax Expense	79.0	110.3	(31.3)	(28.4)
Net Income	$122.7	$165.5	$(42.8)	(25.9)%

(a) Percent greater than 100 not shown as it is not meaningful.

Operating Revenues
NSTAR Electric's retail sales volumes were as follows:

	For the Six Months Ended June 30,
	2016	2015	Decrease	Percent
Retail Sales Volumes in GWh	9,781	10,261	(480)	(4.7)%

NSTAR Electric's Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, decreased by $178.5 million for the six months ended June 30, 2016, as compared to the same period in 2015.

Base distribution revenues:  Base distribution revenues, excluding LBR, decreased $14.2 million due primarily to weather impacts.  The impact of warmer than normal weather experienced in the first quarter of 2016, as compared to much colder than normal temperatures in the first quarter of 2015, as well as increased customer energy conservation efforts, including those resulting from company-sponsored energy efficiency programs, were the primary drivers of a 4.7 percent decrease in sales volumes during the first half of 2016.  NSTAR Electric is allowed to recover LBR related to reductions in sales volumes as a result of successful energy efficiency programs.

Also contributing to the decrease in operating revenues in the first half of 2016 was the absence of an $11 million benefit recorded in the first quarter of 2015 related to the Comprehensive Settlement Agreement associated with the recovery of LBR related to 2009 through 2011 energy efficiency programs.

Tracked revenues:  Tracked revenues consist of certain costs that are recovered from customers in rates through DPU-approved cost tracking mechanisms and therefore have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply costs, retail transmission charges, energy efficiency program costs, net metering for distributed generation and transition cost recovery revenues.  Tracked distribution revenues decreased primarily as a result of a decrease in energy supply costs ($250.6 million) driven by decreased average retail rates and lower sales volumes.  Partially offsetting this decrease was an increase in cost recovery related to energy efficiency programs ($31.3 million), an increase in retail transmission charges ($27.3 million) and an increase in net metering revenues ($13.3 million).

Transmission revenues increased by $12.6 million due primarily to the recovery of higher revenue requirements associated with ongoing investments in our transmission infrastructure and the absence in 2016 of a $2.4 million reserve charge recorded in the first quarter of 2015 associated with the March 2015 FERC ROE order.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of NSTAR Electric's customers.  These energy supply costs are recovered from customers in DPU-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power and Transmission expense decreased for the six months ended June 30 2016, as compared to the same period in 2015, due primarily to the following:

(Millions of Dollars)	(Decrease)/Increase
Purchased Power Costs	$(249.7)
Transmission Costs	38.2
Total Purchased Power and Transmission	$(211.5)

Included in purchased power costs are the costs associated with NSTAR Electric's basic service charge and deferred energy supply costs.  The basic service charge recovers energy-related costs incurred as a result of providing electric generation service supply to all customers who have not migrated to third party suppliers.  The decrease in purchased power costs was due primarily to lower prices associated with the procurement of energy supply and lower sales volumes.  The increase in transmission costs was primarily the result of an increase in the RNS costs billed by ISO-NE.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased for the six months ended June 30, 2016, as compared to the same period in 2015, driven by a $34.3 million increase in non-tracked costs, which was primarily attributable to the absence in 2016 of the resolution of the basic service bad debt adder mechanism recorded in the first quarter of 2015 ($24.2 million), higher vegetation management expense and higher storm restoration costs.  Additionally, there was a $4.1 million increase in tracked costs, which have no earnings impact, that was primarily attributable to higher employee-related expenses and higher bad debt expense.

Depreciation expense increased for the six months ended June 30, 2016, as compared to the same period in 2015, due primarily to higher utility plant in service balances.

Amortization of Regulatory Assets/(Liabilities), Net reflects the absence in 2016 of an $11.7 million benefit recognized in the first quarter of 2015 relating to the Comprehensive Settlement Agreement, and the deferral adjustment of certain costs that exceeded billed revenues for the six months ended June 30, 2016, as compared to the same period in 2015.  The deferral adjusts expense to match the corresponding revenues.  These deferred costs, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs, are recovered from customers in rates and have no impact on earnings.

Energy Efficiency Programs expense (the costs of which are tracked) increased for the six months ended June 30, 2016, as compared to the same period in 2015, due primarily to the deferral adjustment, which reflects the actual costs billed to energy efficiency programs compared to the amount billed to customers and an increase in energy efficiency costs incurred in accordance with the three-year program guidelines established by the DPU.  The deferral adjusts expense to match the energy efficiency programs revenue.

Taxes Other Than Income Taxes expense increased for the six months ended June 30, 2016, as compared to the same period in 2015, due primarily to an increase in property taxes as a result of higher utility plant balances.

Interest Expense increased for the six months ended June 30, 2016, as compared to the same period in 2015, due primarily to higher interest on long-term debt ($4.7 million) as a result of new debt issuances, partially offset by lower interest on regulatory deferral mechanisms ($1.6 million).

Income Tax Expense decreased for the six months ended June 30, 2016, as compared to the same period in 2015, due primarily to lower pre-tax earnings ($26 million), lower state taxes ($4 million), the excess tax benefit due to the adoption of new accounting guidance related to share-based payment transactions ($0.9 million), and various other items ($0.4 million).

EARNINGS SUMMARY

NSTAR Electric's earnings decreased $42.8 million for the six months ended June 30, 2016, as compared to the same period in 2015, due primarily to the absence in 2016 of both the 2015 resolution of the basic service bad debt adder mechanism ($14.5 million) and the 2015 favorable impact associated with the Comprehensive Settlement Agreement ($13 million), lower retail sales volumes, higher operations and maintenance expense and higher depreciation expense.  These unfavorable earnings impacts were partially offset by an increase in transmission earnings, which was driven by a higher transmission rate base as well as the absence in 2016 of the 2015 FERC ROE complaint proceedings reserve charge.

LIQUIDITY

NSTAR Electric had cash flows provided by operating activities of $165.1 million in the first half of 2016, as compared to $207.6 million in the same period of 2015.  The decrease in operating cash flows was due primarily to changes related to our working capital items, including the timing of collections and payments of receivables and accounts payable.  In addition, there was a $36.6 million reduction in income tax refunds received in the first half of 2016, as compared to the same period in 2015.  Also contributing to the decrease in operating cash flows was an increase in Pension Plan contributions of $12.8 million in the first half of 2016, as compared to the same period in 2015.  Partially offsetting these unfavorable impacts was the timing of regulatory recoveries resulting primarily from the decrease in purchased power costs and energy efficiency programs.

RESULTS OF OPERATIONS – PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for PSNH for the six months ended June 30, 2016 and 2015 included in this combined Quarterly Report on Form 10-Q:

	For the Six Months Ended June 30,
			Increase/
(Millions of Dollars)	2016	2015	(Decrease)	Percent
Operating Revenues	$460.8	$526.7	$(65.9)	(12.5)%
Operating Expenses:
Purchased Power, Fuel and Transmission	95.9	147.5	(51.6)	(35.0)
Operations and Maintenance	123.0	134.9	(11.9)	(8.8)
Depreciation	56.9	51.4	5.5	10.7
Amortization of Regulatory Assets, Net	0.3	27.2	(26.9)	(98.9)
Energy Efficiency Programs	6.9	7.1	(0.2)	(2.8)
Taxes Other Than Income Taxes	44.0	41.3	2.7	6.5
Total Operating Expenses	327.0	409.4	(82.4)	(20.1)
Operating Income	133.8	117.3	16.5	14.1
Interest Expense	25.0	22.9	2.1	9.2
Other Income, Net	0.4	1.6	(1.2)	(75.0)
Income Before Income Tax Expense	109.2	96.0	13.2	13.8
Income Tax Expense	41.9	36.0	5.9	16.4
Net Income	$67.3	$60.0	$7.3	12.2%

Operating Revenues
PSNH's retail sales volumes were as follows:

	For the Six Months Ended June 30,
	2016	2015	Decrease	Percent
Retail Sales Volumes in GWh	3,818	3,911	(93)	(2.4)%

PSNH's Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, decreased by $65.9 million for the six months ended June 30, 2016, as compared to the same period in 2015.

Base distribution revenues:  Base distribution revenues decreased $0.9 million due primarily to weather impacts.  The impact of warmer than normal weather experienced in the first quarter of 2016, as compared to much colder than normal temperatures in the first quarter of 2015, as well as increased customer energy conservation efforts, including those resulting from company-sponsored energy efficiency programs, were the primary drivers of a 2.4 percent decrease in sales volumes during the first half of 2016.  Partially offsetting this decrease was a $3.5 million increase as a result of a distribution rate increase effective July 1, 2015.

Tracked revenues: Tracked revenues consist of certain costs that are recovered from customers in rates through NHPUC-approved cost tracking mechanisms and therefore have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply costs and costs associated with the generation of electricity for customers, retail transmission charges, energy efficiency program costs and stranded cost recovery revenues.  Tracked distribution revenues decreased primarily as a result of a decrease in energy supply costs and a reduction in wholesale generation revenues for the six months ended June 30, 2016, as compared to the same period of 2015 ($58.2 million), driven by lower sales volumes and decreased average retail rates.  In addition, retail transmission charges decreased by $8.6 million for the six months ended June 30, 2016, as compared to the same period in 2015.

Transmission revenues increased by $11.5 million due primarily to higher revenue requirements associated with ongoing investments in our transmission infrastructure and the absence in 2016 of a $1 million reserve charge recorded in the first quarter of 2015 associated with the March 2015 FERC ROE order.

Purchased Power, Fuel and Transmission expense includes costs associated with PSNH's generation of electricity as well as purchasing electricity on behalf of its customers.  These generation and energy supply costs are recovered from customers in NHPUC-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power, Fuel and Transmission expense decreased for the six months ended June 30, 2016, as compared to the same period in 2015, due primarily to the following:

(Millions of Dollars)	(Decrease)/Increase
Purchased Power and Generation Fuel Costs	$(54.5)
Transmission Costs	2.9
Total Purchased Power, Fuel and Transmission	$(51.6)

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

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense decreased for the six months ended June 30, 2016, as compared to the same period in 2015, driven by an $8.7 million decrease in non-tracked costs that was primarily attributable to the absence in 2016 of a $5 million contribution recorded in the second quarter of 2015 to create a clean energy fund in connection with the generation divestiture agreement, and lower employee-related expenses.  Additionally, there was a $3.2 million decrease in tracked costs that was primarily attributable to lower contractor costs due to the timing of planned outages at PSNH's generation facilities, which have no earnings impact.

Depreciation expense increased for the six months ended June 30, 2016, as compared to the same period in 2015, due primarily to higher utility plant in service balances.

Amortization of Regulatory Assets, Net expense (the costs of which are tracked) includes the deferral of energy supply costs and the amortization of certain costs, which are recovered from customers in rates and have no impact on earnings.  The decrease for the six months ended June 30, 2016, as compared to the same period in 2015, was due primarily to a decrease in the default energy service charge.  The deferral adjusts expense to match the corresponding revenues.

Taxes Other Than Income Taxes expense increased for the six months ended June 30, 2016, as compared to the same period in 2015, due primarily to an increase in property taxes as a result of higher utility plant balances.

Income Tax Expense increased for the six months ended June 30, 2016, as compared to the same period in 2015, due primarily to higher pre-tax earnings ($4.6 million), higher state taxes ($0.5 million), and various other items ($1.1 million), partially offset by the excess tax benefit due to the adoption of new accounting guidance related to share-based payment transactions ($0.3 million).

EARNINGS SUMMARY

PSNH's earnings increased $7.3 million for the six months ended June 30, 2016, as compared to the same period in 2015, due primarily to an increase in transmission earnings, which was driven by a higher transmission rate base as well as the absence in 2016 of the 2015 FERC ROE complaint proceedings reserve charge, lower operations and maintenance expense, higher generation earnings and the impact of the distribution rate increase effective July 1, 2015.  These favorable earnings impacts were partially offset by lower retail sales volumes and higher depreciation expense.

LIQUIDITY

PSNH had cash flows provided by operating activities of $204.3 million in the first half of 2016, as compared to $150.5 million in the same period in 2015.  The increase in operating cash flows was due primarily to income tax refunds of $37.3 million received in the first half of 2016, compared to income tax payments of $9.4 million the same period in 2015.  In addition, the timing of payments related to our accounts payable favorably impacted the first half of 2016 operating cash flows, as compared to the same period in 2015.  Partially offsetting these favorable impacts were an increase in Pension Plan contributions of $10.2 million in the first half of 2016 and the use of fuel inventories.

RESULTS OF OPERATIONS – WESTERN MASSACHUSETTS ELECTRIC COMPANY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for WMECO for the six months ended June 30, 2016 and 2015 included in this combined Quarterly Report on Form 10-Q:

	For the Six Months Ended June 30,
			Increase/
(Millions of Dollars)	2016	2015	(Decrease)	Percent
Operating Revenues	$244.5	$278.1	$(33.6)	(12.1)%
Operating Expenses:
Purchased Power and Transmission	72.2	112.7	(40.5)	(35.9)
Operations and Maintenance	43.9	39.9	4.0	10.0
Depreciation	22.9	21.2	1.7	8.0
Amortization of Regulatory Assets, Net	2.2	7.3	(5.1)	(69.9)
Energy Efficiency Programs	21.2	20.6	0.6	2.9
Taxes Other Than Income Taxes	19.8	18.9	0.9	4.8
Total Operating Expenses	182.2	220.6	(38.4)	(17.4)
Operating Income	62.3	57.5	4.8	8.3
Interest Expense	12.1	13.1	(1.0)	(7.6)
Other Income/(Loss), Net	-	1.8	(1.8)	(100.0)
Income Before Income Tax Expense	50.2	46.2	4.0	8.7
Income Tax Expense	20.1	18.8	1.3	6.9
Net Income	$30.1	$27.4	$2.7	9.9%

Operating Revenues
WMECO's retail sales volumes were as follows:
	For the Six Months Ended June 30,
	2016	2015	Decrease	Percent
Retail Sales Volumes in GWh	1,707	1,775	(68)	(3.8)%

WMECO's Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, decreased by $33.6 million for the six months ended June 30, 2016, as compared to the same period in 2015.

Fluctuations in WMECO's sales volumes do not impact the level of base distribution revenue realized or earnings due to the DPU approved revenue decoupling mechanism.  WMECO's revenue decoupling mechanism permits recovery of a base amount of distribution revenues ($132.4 million annually) and breaks the relationship between sales volumes and revenues recognized.  The revenue decoupling mechanism results in the recovery of approved base distribution revenue requirements.

Fluctuations in the overall level of operating revenues are primarily related to tracked revenues.  Tracked revenues consist of certain costs that are recovered from customers in rates through DPU-approved cost tracking mechanisms and therefore have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply costs, retail transmission charges, energy efficiency program costs, low income assistance programs, and restructuring and stranded cost recovery revenues.  Tracked revenues decreased due primarily to a decrease in energy supply costs ($41.2 million) driven by decreased average retail rates and lower sales volumes.

Transmission revenues increased by $8.6 million due primarily to the absence in 2016 of a $4.1 million reserve charge recorded in the first quarter of 2015 associated with the March 2015 FERC ROE order and higher revenue requirements associated with ongoing investments in our transmission infrastructure.

Purchased Power and Transmission expense includes costs associated with the purchasing of energy supply on behalf of WMECO's customers.  These energy supply costs are recovered from customers in DPU-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power and Transmission expense decreased for the six months ended June 30 2016, as compared to the same period in 2015, due primarily to the following:

(Millions of Dollars)	(Decrease)/Increase
Purchased Power Costs	$(44.0)
Transmission Costs	3.5
Total Purchased Power and Transmission	$(40.5)

Included in purchased power costs are the costs associated with WMECO's basic service charge and deferred energy supply costs.  The basic service charge recovers energy-related costs incurred as a result of providing electric generation service supply to all customers who have not migrated to third party suppliers.  The decrease in purchased power costs was due primarily to lower prices associated with the procurement of energy supply and lower sales volumes.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased for the six months ended June 30, 2016, as compared to the same period in 2015, driven by a $2.2 million increase in tracked costs, which have no earnings impact, that was primarily attributable to the deferral of RECs generated and sold by the WMECO solar program, and an increase of $1.8 million in non-tracked costs that was primarily attributable to higher employee-related expenses and higher bad debt expense.

Depreciation expense increased for the six months ended June 30, 2016, as compared to the same period in 2015, due primarily to higher utility plant in service balances.

Amortization of Regulatory Assets, Net expense (the costs of which are tracked) decreased for the six months ended June 30, 2016, as compared to the same period in 2015, due to the timing of refunds or recovery of tracked costs from customers in rates.  Energy and energy related costs are recovered from customers in rates and have no impact on earnings.

Other Income/(Loss), Net decreased for the six months ended June 30, 2016, as compared to the same period in 2015, due primarily to lower AFUDC on equity funds ($0.9 million) and a decrease in net gains related to the deferred compensation plans ($0.7 million).

Income Tax Expense increased for the six months ended June 30, 2016, as compared to the same period in 2015, due primarily to higher pre-tax earnings ($1.4 million), partially offset by various other items ($0.1 million).

EARNINGS SUMMARY

WMECO's earnings increased $2.7 million for the six months ended June 30, 2016, as compared to the same period in 2015, due primarily to an increase in transmission earnings, which was driven by the absence in 2016 of the 2015 FERC ROE complaint proceedings reserve charge as well as a higher transmission rate base, and lower interest expense on long-term debt.  These favorable earnings impacts were partially offset by higher operations and maintenance expense, higher depreciation expense and higher property and other tax expense.

LIQUIDITY

WMECO had cash flows provided by operating activities of $95.9 million for the first half of June 30, 2016, as compared to $43.9 million in the same period of 2015.  The increase in operating cash flows was due primarily to the timing of collections of accounts receivable and payments related to accounts payable and the timing of regulatory recoveries relating to purchased power costs.  In addition, the increase in operating cash flows was due to an increase of $17.3 million in income tax refunds in the first half of 2016, as compared to the same period in 2015.

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

Our Regulated companies are subject to credit risk from certain long-term or high-volume supply contracts with energy marketing companies.  Our Regulated companies manage the credit risk with these counterparties in accordance with established credit risk practices and monitor contracting risks, including credit risk.  As of June 30, 2016, our Regulated companies did not hold collateral (letters of credit) from counterparties related to our standard service contracts.  As of June 30, 2016, Eversource had $15.6 million of cash posted with ISO-NE related to energy purchase transactions.

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

ITEM 4.

CONTROLS AND PROCEDURES

Management, on behalf of Eversource, CL&P, NSTAR Electric, PSNH and WMECO, evaluated the design and operation of the disclosure controls and procedures as of June 30, 2016 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC.  This evaluation was made under management's supervision and with management's participation, including the principal executive officer and principal financial officer as of the end of the period covered by this Quarterly Report on Form 10-Q.  There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The principal executive officer and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of Eversource, CL&P, NSTAR Electric, PSNH and WMECO are effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in internal controls over financial reporting for Eversource, CL&P, NSTAR Electric, PSNH and WMECO during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We are parties to various legal proceedings.  We have disclosed these legal proceedings in Part I, Item 3, "Legal Proceedings," and elsewhere in our 2015 Form 10-K.  These disclosures are incorporated herein by reference.

The Yankee Companies each filed lawsuits against the DOE in August 2013 seeking recovery of actual damages incurred in the years 2009 through 2012, as described under the caption "Yankee Companies v. U.S. Department of Energy" "- DOE Phase III Damages" in Part I, Item 3, "Legal Proceedings" of our 2015 Form 10-K.  On March 25, 2016, the court issued its decision awarding CYAPC, YAEC, and MYAPC damages of $32.6 million, $19.6 million and $24.6 million, respectively.  In total, the Yankee Companies were awarded $76.8 million of the $77.9 million in damages sought by the Yankee Companies in Phase III.  The decision became final on July 18, 2016.

On July 15, 2016, the United States Army Corps of Engineers filed a civil action in the United States District Court for the District of Massachusetts under provisions of the Rivers and Harbors Act of 1899 and the Clean Water Act against NSTAR Electric, Harbor Electric Energy Company, a wholly-owned subsidiary of NSTAR Electric ("HEEC"), and the Massachusetts Water Resources Authority (together with NSTAR Electric and HEEC, the "Defendants").  The action alleges that the Defendants failed to comply with certain permitting requirements relating to the placement of the HEEC-owned electric distribution cable beneath Boston Harbor.  The action seeks an order to force HEEC to comply with cable depth requirements in the U.S. Army Corps of Engineers' permit or alternatively to remove the electric distribution cable and cease unauthorized work in U.S. waterways.  The action also seeks civil penalties and other costs.  Management believes it has valid defenses to the claims and intends to defend it vigorously; concurrently, NSTAR Electric and HEEC are seeking to work collaboratively with all parties for a mutually beneficial resolution.  At this time, management is unable to predict the outcome of this action or the impact on Eversource's and NSTAR Electric’s financial position, results of operations, or cash flows.

The Conservation Law Foundation (CLF) filed a citizens’ suit under the provisions of the federal Clean Air Act against PSNH alleging permitting violations at the company’s Merrimack generating station, as described under the caption "Conservation Law Foundation v. PSNH" in Part I, Item 3, "Legal Proceedings" of our 2015 Form 10-K.  On July 15, 2016, CLF and PSNH jointly filed a status report in the United States District Court, District of New Hampshire.  By way of the status report, CLF notified the Court that it would initiate voluntary dismissal of the lawsuit with prejudice if there are no requests for rehearing of the NHPUC order approving the Agreement that, among other things, instructs PSNH to begin the process to divest its generation assets.  On August 1, 2016, the NHPUC order became final and, as a result, and per the terms of the previously filed status report, on August 3, 2016, CLF dismissed this lawsuit with prejudice.  For further information, see "Financial Condition and Business Analysis – Regulatory Developments and Rate Matters – New Hampshire – Generation Divestiture" in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other than as set forth above, there have been no additional material legal proceedings identified and no further material changes with regard to the legal proceedings previously disclosed in our 2015 Form 10-K.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
April 1 – April 30, 2016	105,894	$58.27	-	-
May 1 – May 31, 2016	8,598	56.70	-	-
June 1 – June 30, 2016	99,935	58.11	-	-
Total	214,427	$58.13	-	-

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

*4

A Form of 2.70% Debenture Due 2026 (Exhibit 4, NSTAR Electric Company Current Report on Form 8-K filed May 31, 2016, File No. 001-02301)

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

*4

Eighth Supplemental Indenture between WMECO and The Bank of New York Trust Company, N.A., as Trustee, dated as of June 1, 2016 (Exhibit 4.1, WMECO Current Report on Form 8-K filed June 29, 2016, File No. 000-07624)

12

Ratio of Earnings to Fixed Charges

31

Certification by the Chairman of Western Massachusetts Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

EVERSOURCE ENERGY

August 5, 2016	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY

August 5, 2016	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR ELECTRIC COMPANY

August 5, 2016	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

August 5, 2016	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN MASSACHUSETTS ELECTRIC COMPANY

August 5, 2016	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer