Form 10-Q
period 2016-09-30
EVERSOURCE ENERGY; WESTERN MASSACHUSETTS ELECTRIC CO; PUBLIC SERVICE CO OF NEW HAMPSHIRE; NSTAR ELECTRIC CO; CONNECTICUT LIGHT & POWER CO
filed 2016-11-04
CIK 72741, 106170, 315256, 13372, 23426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission File Number	Registrant; State of Incorporation; Address; and Telephone Number	I.R.S. Employer Identification No.

1-5324	EVERSOURCE ENERGY (a Massachusetts voluntary association) 300 Cadwell Drive Springfield, Massachusetts 01104 Telephone: (800) 286-5000	04-2147929

0-00404	THE CONNECTICUT LIGHT AND POWER COMPANY (a Connecticut corporation) 107 Selden Street Berlin, Connecticut 06037-1616 Telephone: (800) 286-5000	06-0303850

1-02301	NSTAR ELECTRIC COMPANY (a Massachusetts corporation) 800 Boylston Street Boston, Massachusetts 02199 Telephone: (800) 286-5000	04-1278810

1-6392	PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE (a New Hampshire corporation) Energy Park 780 North Commercial Street Manchester, New Hampshire 03101-1134 Telephone: (800) 286-5000	02-0181050

0-7624	WESTERN MASSACHUSETTS ELECTRIC COMPANY (a Massachusetts corporation) 300 Cadwell Drive Springfield, Massachusetts 01104 Telephone: (800) 286-5000	04-1961130

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer

Eversource Energy	☒	☐	☐
The Connecticut Light and Power Company	☐	☐	☒
NSTAR Electric Company	☐	☐	☒
Public Service Company of New Hampshire	☐	☐	☒
Western Massachusetts Electric Company	☐	☐	☒

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

	Yes	No

Eversource Energy	☐	☒
The Connecticut Light and Power Company	☐	☒
NSTAR Electric Company	☐	☒
Public Service Company of New Hampshire	☐	☒
Western Massachusetts Electric Company	☐	☒

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date:

Company - Class of Stock	Outstanding as of October 31, 2016
Eversource Energy Common shares, $5.00 par value	316,885,808 shares

The Connecticut Light and Power Company Common stock, $10.00 par value	6,035,205 shares

NSTAR Electric Company Common stock, $1.00 par value	100 shares

Public Service Company of New Hampshire Common stock, $1.00 par value	301 shares

Western Massachusetts Electric Company Common stock, $25.00 par value	434,653 shares

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

Regulators:
DEEP	Connecticut Department of Energy and Environmental Protection
DOE	U.S. Department of Energy
DOER	Massachusetts Department of Energy Resources
DPU	Massachusetts Department of Public Utilities
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ISO-NE	ISO New England, Inc., the New England Independent System Operator
MA DEP	Massachusetts Department of Environmental Protection
NHPUC	New Hampshire Public Utilities Commission
PURA	Connecticut Public Utilities Regulatory Authority
SEC	U.S. Securities and Exchange Commission
SJC	Supreme Judicial Court of Massachusetts

Other Terms and Abbreviations:
ADIT	Accumulated Deferred Income Taxes
AFUDC	Allowance For Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income/(Loss)
ARO	Asset Retirement Obligation
C&LM	Conservation and Load Management
CfD	Contract for Differences
Clean Air Project	The construction of a wet flue gas desulphurization system, known as “scrubber technology,” to reduce mercury emissions of the Merrimack coal-fired generation station in Bow, New Hampshire
Clean Energy Connect Project	The Clean Energy Connect project is a planned transmission, wind and hydro generation project that Eversource plans to co-develop with experienced renewable generation companies.
CO2	Carbon dioxide
CPSL	Capital Projects Scheduling List
CTA	Competitive Transition Assessment
CWIP	Construction Work in Progress
EDC	Electric distribution company
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act of 1974
ESOP	Employee Stock Ownership Plan
ESPP	Employee Share Purchase Plan

i

Eversource 2015 Form 10-K	The Eversource Energy and Subsidiaries 2015 combined Annual Report on Form 10-K as filed with the SEC
FERC ALJ	FERC Administrative Law Judge
Fitch	Fitch Ratings
FMCC	Federally Mandated Congestion Charge
FTR	Financial Transmission Rights
GAAP	Accounting principles generally accepted in the United States of America
GSC	Generation Service Charge
GSRP	Greater Springfield Reliability Project
GWh	Gigawatt-Hours
HQ	Hydro-Québec, a corporation wholly owned by the Québec government, including its divisions that produce, transmit and distribute electricity in Québec, Canada
HVDC	High voltage direct current
Hydro Renewable Energy	Hydro Renewable Energy, Inc., a wholly owned subsidiary of Hydro-Québec
IPP	Independent Power Producers
ISO-NE Tariff	ISO-NE FERC Transmission, Markets and Services Tariff
kV	Kilovolt
kVa	Kilovolt-ampere
kW	Kilowatt (equal to one thousand watts)
kWh	Kilowatt-Hours (the basic unit of electricity energy equal to one kilowatt of power supplied for one hour)
LBR	Lost Base Revenue
LNG	Liquefied natural gas
LRS	Supplier of last resort service
McF	Million cubic feet
MGP	Manufactured Gas Plant
MMBtu	One million British thermal units
Moody’s	Moody’s Investors Services, Inc.
MW	Megawatt
MWh	Megawatt-Hours
NEEWS	New England East-West Solution
Northern Pass	The high voltage direct current transmission line project from Canada into New Hampshire
NOx	Nitrogen oxides
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits Other Than Pension
PBOP Plan	Postretirement Benefits Other Than Pension Plan that provides certain retiree benefits, primarily medical, dental and life insurance
PCRBs	Pollution Control Revenue Bonds
Pension Plan	Single uniform noncontributory defined benefit retirement plan
PPA	Pension Protection Act
RECs	Renewable Energy Certificates
Regulatory ROE	The average cost of capital method for calculating the return on equity related to the distribution and generation business segment excluding the wholesale transmission segment
RNS	Regional Network Service
ROE	Return on Equity
RRB	Rate Reduction Bond or Rate Reduction Certificate
RSUs	Restricted share units
S&P	Standard & Poor’s Financial Services LLC
SBC	Systems Benefits Charge
SCRC	Stranded Cost Recovery Charge
SERP	Supplemental Executive Retirement Plans and non-qualified defined benefit retirement plans
SIP	Simplified Incentive Plan
SO2	Sulfur dioxide
SS	Standard service
TCAM	Transmission Cost Adjustment Mechanism
TSA	Transmission Service Agreement
UI	The United Illuminating Company

ii

EVERSOURCE ENERGY AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
WESTERN MASSACHUSETTS ELECTRIC COMPANY

iii

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	September 30, 2016	December 31, 2015

ASSETS
Current Assets:
Cash and Cash Equivalents	$40,056	$23,947
Receivables, Net	963,279	775,480
Unbilled Revenues	187,749	202,647
Taxes Receivable	4,527	305,359
Fuel, Materials, Supplies and Inventory	311,051	336,476
Regulatory Assets	752,378	845,843
Prepayments and Other Current Assets	155,612	129,034
Total Current Assets	2,414,652	2,618,786

Property, Plant and Equipment, Net	20,807,943	19,892,441

Deferred Debits and Other Assets:
Regulatory Assets	3,469,879	3,737,960
Goodwill	3,519,401	3,519,401
Marketable Securities	525,809	516,478
Other Long-Term Assets	344,653	295,243
Total Deferred Debits and Other Assets	7,859,742	8,069,082

Total Assets	$31,082,337	$30,580,309

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$734,500	$1,160,953
Long-Term Debt - Current Portion	373,883	228,883
Accounts Payable	679,505	813,646
Obligations to Third Party Suppliers	166,845	128,564
Regulatory Liabilities	160,442	107,759
Other Current Liabilities	526,853	549,985
Total Current Liabilities	2,642,028	2,989,790

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	5,442,856	5,147,678
Regulatory Liabilities	550,162	513,595
Derivative Liabilities	427,382	337,102
Accrued Pension, SERP and PBOP	1,116,240	1,407,288
Other Long-Term Liabilities	875,589	871,499
Total Deferred Credits and Other Liabilities	8,412,229	8,277,162

Capitalization:
Long-Term Debt	9,235,128	8,805,574

Noncontrolling Interest - Preferred Stock of Subsidiaries	155,568	155,568

Equity:
Common Shareholders’ Equity:
Common Shares	1,669,392	1,669,313
Capital Surplus, Paid In	6,256,580	6,262,368
Retained Earnings	3,087,006	2,797,355
Accumulated Other Comprehensive Loss	(65,617)	(66,844)
Treasury Stock	(309,977)	(309,977)
Common Shareholders’ Equity	10,637,384	10,352,215
Total Capitalization	20,028,080	19,313,357

Total Liabilities and Capitalization	$31,082,337	$30,580,309

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars, Except Share Information)	2016	2015	2016	2015

Operating Revenues	$2,039,706	$1,933,105	$5,862,525	$6,263,597

Operating Expenses:
Purchased Power, Fuel and Transmission	665,810	702,640	2,001,929	2,549,807
Operations and Maintenance	324,734	327,283	965,584	977,306
Depreciation	181,288	167,884	531,781	495,389
Amortization of Regulatory Assets/(Liabilities), Net	43,942	(16,851)	56,223	42,587
Energy Efficiency Programs	149,121	132,107	405,962	380,559
Taxes Other Than Income Taxes	164,942	150,804	479,219	439,221
Total Operating Expenses	1,529,837	1,463,867	4,440,698	4,884,869
Operating Income	509,869	469,238	1,421,827	1,378,728
Interest Expense	99,865	92,534	298,568	279,635
Other Income, Net	13,641	5,241	23,689	23,866
Income Before Income Tax Expense	423,645	381,945	1,146,948	1,122,959
Income Tax Expense	156,446	144,146	428,186	420,640
Net Income	267,199	237,799	718,762	702,319
Net Income Attributable to Noncontrolling Interests	1,880	1,879	5,639	5,639
Net Income Attributable to Common Shareholders	$265,319	$235,920	$713,123	$696,680

Basic Earnings Per Common Share	$0.83	$0.74	$2.24	$2.20

Diluted Earnings Per Common Share	$0.83	$0.74	$2.24	$2.19

Dividends Declared Per Common Share	$0.45	$0.42	$1.34	$1.25

Weighted Average Common Shares Outstanding:
Basic	317,787,836	317,452,212	317,696,823	317,296,107
Diluted	318,577,079	318,405,269	318,511,609	318,396,042

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2016	2015	2016	2015

Net Income	$267,199	$237,799	$718,762	$702,319
Other Comprehensive (Loss)/Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	534	526	1,602	1,544
Changes in Unrealized Gains/(Losses) on Marketable Securities	946	(2,803)	2,271	(3,919)
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	(1,733)	764	(2,646)	2,838
Other Comprehensive (Loss)/Income, Net of Tax	(253)	(1,513)	1,227	463
Comprehensive Income Attributable to Noncontrolling Interests	(1,880)	(1,879)	(5,639)	(5,639)
Comprehensive Income Attributable to Common Shareholders	$265,066	$234,407	$714,350	$697,143

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2016	2015

Operating Activities:
Net Income	$718,762	$702,319
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	531,781	495,389
Deferred Income Taxes	301,413	153,353
Pension, SERP and PBOP Expense	31,627	71,802
Pension and PBOP Contributions	(121,854)	(162,880)
Regulatory Overrecoveries, Net	152,808	31,874
Amortization of Regulatory Assets, Net	56,223	42,587
Other	(27,671)	(39,822)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(191,454)	(148,442)
Fuel, Materials, Supplies and Inventory	25,425	47,380
Taxes Receivable/Accrued, Net	347,898	383,047
Accounts Payable	(121,513)	(233,660)
Other Current Assets and Liabilities, Net	(53,077)	8,370
Net Cash Flows Provided by Operating Activities	1,650,368	1,351,317

Investing Activities:
Investments in Property, Plant and Equipment	(1,359,171)	(1,177,285)
Proceeds from Sales of Marketable Securities	444,209	556,582
Purchases of Marketable Securities	(437,197)	(535,044)
Other Investing Activities	(9,463)	(2,769)
Net Cash Flows Used in Investing Activities	(1,361,622)	(1,158,516)

Financing Activities:
Cash Dividends on Common Shares	(423,471)	(397,363)
Cash Dividends on Preferred Stock	(5,639)	(5,639)
Decrease in Notes Payable	(426,453)	(387,575)
Issuance of Long-Term Debt	800,000	825,000
Retirements of Long-Term Debt	(200,000)	(216,700)
Other Financing Activities	(17,074)	(13,446)
Net Cash Flows Used in Financing Activities	(272,637)	(195,723)
Net Increase/(Decrease) in Cash and Cash Equivalents	16,109	(2,922)
Cash and Cash Equivalents - Beginning of Period	23,947	38,703
Cash and Cash Equivalents - End of Period	$40,056	$35,781

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	September 30, 2016	December 31, 2015

ASSETS
Current Assets:
Cash	$8,607	$1,057
Receivables, Net	425,421	352,536
Accounts Receivable from Affiliated Companies	24,012	21,214
Unbilled Revenues	87,771	99,879
Taxes Receivable	—	137,643
Materials and Supplies	51,598	43,124
Regulatory Assets	267,733	268,318
Prepaid Property Taxes	54,619	18,019
Prepayments and Other Current Assets	15,439	14,215
Total Current Assets	935,200	956,005

Property, Plant and Equipment, Net	7,453,200	7,156,809

Deferred Debits and Other Assets:
Regulatory Assets	1,398,610	1,369,028
Other Long-Term Assets	131,049	111,115
Total Deferred Debits and Other Assets	1,529,659	1,480,143

Total Assets	$9,918,059	$9,592,957

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$108,500	$277,400
Long-Term Debt - Current Portion	250,000	—
Accounts Payable	228,744	267,764
Accounts Payable to Affiliated Companies	63,718	66,456
Obligations to Third Party Suppliers	66,952	60,746
Accrued Taxes	71,238	12,068
Regulatory Liabilities	75,654	61,155
Derivative Liabilities	85,342	91,820
Other Current Liabilities	94,762	98,563
Total Current Liabilities	1,044,910	935,972

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,931,369	1,820,865
Regulatory Liabilities	89,599	74,830
Derivative Liabilities	426,053	336,189
Accrued Pension, SERP and PBOP	274,456	271,056
Other Long-Term Liabilities	130,477	133,446
Total Deferred Credits and Other Liabilities	2,851,954	2,636,386

Capitalization:
Long-Term Debt	2,515,444	2,763,682

Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200

Common Stockholder’s Equity:
Common Stock	60,352	60,352
Capital Surplus, Paid In	2,056,402	1,910,663
Retained Earnings	1,272,962	1,170,278
Accumulated Other Comprehensive Loss	(165)	(576)
Common Stockholder’s Equity	3,389,551	3,140,717
Total Capitalization	6,021,195	6,020,599

Total Liabilities and Capitalization	$9,918,059	$9,592,957

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2016	2015	2016	2015

Operating Revenues	$760,037	$704,262	$2,175,141	$2,175,733

Operating Expenses:
Purchased Power and Transmission	253,509	274,762	760,613	861,562
Operations and Maintenance	123,034	122,280	356,409	358,324
Depreciation	57,675	54,809	172,175	159,903
Amortization of Regulatory Assets/(Liabilities), Net	23,418	(22,859)	30,308	17,917
Energy Efficiency Programs	44,381	42,590	117,969	119,360
Taxes Other Than Income Taxes	81,948	71,563	227,981	201,743
Total Operating Expenses	583,965	543,145	1,665,455	1,718,809
Operating Income	176,072	161,117	509,686	456,924
Interest Expense	36,083	36,716	108,561	109,463
Other Income, Net	3,669	2,356	10,881	8,576
Income Before Income Tax Expense	143,658	126,757	412,006	356,037
Income Tax Expense	57,026	46,569	155,453	127,845
Net Income	$86,632	$80,188	$256,553	$228,192

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2016	2015	2016	2015

Net Income	$86,632	$80,188	$256,553	$228,192
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	111	111	333	333
Changes in Unrealized Gains/(Losses) on Marketable Securities	33	(98)	78	(137)
Other Comprehensive Income, Net of Tax	144	13	411	196
Comprehensive Income	$86,776	$80,201	$256,964	$228,388

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2016	2015

Operating Activities:
Net Income	$256,553	$228,192
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	172,175	159,903
Deferred Income Taxes	109,637	(11,011)
Pension, SERP, and PBOP Expense, Net of PBOP Contributions	4,825	10,654
Regulatory Overrecoveries, Net	33,492	12,504
Amortization of Regulatory Assets, Net	30,308	17,917
Other	(14,873)	(13,048)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(100,074)	(91,842)
Taxes Receivable/Accrued, Net	197,422	160,031
Accounts Payable	(30,168)	(20,485)
Other Current Assets and Liabilities, Net	(44,908)	(31,044)
Net Cash Flows Provided by Operating Activities	614,389	421,771

Investing Activities:
Investments in Property, Plant and Equipment	(438,518)	(359,339)
Proceeds from the Sale of Property, Plant and Equipment	9,047	—
Other Investing Activities	310	(740)
Net Cash Flows Used in Investing Activities	(429,161)	(360,079)

Financing Activities:
Cash Dividends on Common Stock	(149,700)	(147,000)
Cash Dividends on Preferred Stock	(4,169)	(4,169)
Capital Contributions from Eversource Parent	145,700	105,000
Issuance of Long-Term Debt	—	300,000
Retirement of Long-Term Debt	—	(162,000)
Decrease in Notes Payable to Eversource Parent	(168,900)	(133,400)
Other Financing Activities	(609)	(9,072)
Net Cash Flows Used in Financing Activities	(177,678)	(50,641)
Net Increase in Cash	7,550	11,051
Cash - Beginning of Period	1,057	2,356
Cash - End of Period	$8,607	$13,407

The accompanying notes are an integral part of these unaudited condensed financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	September 30, 2016	December 31, 2015

ASSETS
Current Assets:
Cash and Cash Equivalents	$6,154	$3,346
Receivables, Net	300,692	229,936
Accounts Receivable from Affiliated Companies	8,891	4,034
Unbilled Revenues	40,370	29,464
Taxes Receivable	—	70,236
Materials, Supplies and Inventory	44,827	75,487
Regulatory Assets	259,213	348,408
Prepayments and Other Current Assets	11,025	11,448
Total Current Assets	671,172	772,359

Property, Plant and Equipment, Net	5,875,874	5,655,458

Deferred Debits and Other Assets:
Regulatory Assets	1,043,237	1,112,977
Other Long-Term Assets	118,924	62,467
Total Deferred Debits and Other Assets	1,162,161	1,175,444

Total Assets	$7,709,207	$7,603,261

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$36,000	$62,500
Long-Term Debt - Current Portion	—	200,000
Accounts Payable	194,894	228,250
Accounts Payable to Affiliated Companies	64,912	38,648
Obligations to Third Party Suppliers	87,183	56,718
Renewable Portfolio Standards Compliance Obligations	56,741	104,847
Accrued Taxes	78,429	6,585
Regulatory Liabilities	48,842	3,281
Other Current Liabilities	56,879	65,422
Total Current Liabilities	623,880	766,251

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,795,763	1,760,339
Regulatory Liabilities	357,168	264,352
Accrued Pension, SERP and PBOP	91,788	209,153
Other Long-Term Liabilities	125,137	120,939
Total Deferred Credits and Other Liabilities	2,369,856	2,354,783

Capitalization:
Long-Term Debt	2,077,955	1,829,766

Preferred Stock Not Subject to Mandatory Redemption	43,000	43,000

Common Stockholder’s Equity:
Common Stock	—	—
Capital Surplus, Paid In	1,020,378	995,378
Retained Earnings	1,573,624	1,613,538
Accumulated Other Comprehensive Income	514	545
Common Stockholder’s Equity	2,594,516	2,609,461
Total Capitalization	4,715,471	4,482,227

Total Liabilities and Capitalization	$7,709,207	$7,603,261

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2016	2015	2016	2015

Operating Revenues	$780,462	$750,724	$1,985,979	$2,134,728

Operating Expenses:
Purchased Power and Transmission	291,382	299,040	764,907	984,035
Operations and Maintenance	96,282	83,486	279,932	228,740
Depreciation	54,695	49,101	159,151	146,818
Amortization of Regulatory Assets/(Liabilities), Net	9,621	2,257	18,275	(10,643)
Energy Efficiency Programs	84,717	67,693	212,882	164,843
Taxes Other Than Income Taxes	35,050	34,982	101,800	95,821
Total Operating Expenses	571,747	536,559	1,536,947	1,609,614
Operating Income	208,715	214,165	449,032	525,114
Interest Expense	21,101	18,992	62,206	57,218
Other Income, Net	5,022	513	7,524	3,649
Income Before Income Tax Expense	192,636	195,686	394,350	471,545
Income Tax Expense	75,440	77,062	154,493	187,397
Net Income	$117,196	$118,624	$239,857	$284,148

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2016	2015	2016	2015

Net Income	$117,196	$118,624	$239,857	$284,148
Other Comprehensive Loss, Net of Tax:
Changes in Funded Status of SERP Benefit Plan	(10)	(2)	(31)	(184)
Other Comprehensive Loss, Net of Tax	(10)	(2)	(31)	(184)
Comprehensive Income	$117,186	$118,622	$239,826	$283,964

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2016	2015

Operating Activities:
Net Income	$239,857	$284,148
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	159,151	146,818
Deferred Income Taxes	40,960	54,188
Pension and PBOP Contributions, Net of Pension, SERP and PBOP Expense	(25,364)	(1,138)
Regulatory Over/(Under) Recoveries, Net	131,774	(48,903)
Amortization of Regulatory Assets/(Liabilities), Net	18,275	(10,643)
Other	(20,088)	(34,223)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(103,444)	(84,587)
Materials, Supplies and Inventory	30,659	21,863
Taxes Receivable/Accrued, Net	141,379	207,516
Accounts Payable	(22,913)	(79,449)
Other Current Assets and Liabilities, Net	(25,942)	46,671
Net Cash Flows Provided by Operating Activities	564,304	502,261

Investing Activities:
Investments in Property, Plant and Equipment	(327,731)	(314,055)
Net Cash Flows Used in Investing Activities	(327,731)	(314,055)

Financing Activities:
Cash Dividends on Common Stock	(278,300)	(148,500)
Cash Dividends on Preferred Stock	(1,470)	(1,470)
Decrease in Notes Payable	(26,500)	(43,500)
Issuance of Long-Term Debt	250,000	—
Retirements of Long-Term Debt	(200,000)	(4,700)
Capital Contributions from Eversource Parent	25,000	—
Other Financing Activities	(2,495)	—
Net Cash Flows Used in Financing Activities	(233,765)	(198,170)
Increase/(Decrease) in Cash and Cash Equivalents	2,808	(9,964)
Cash and Cash Equivalents - Beginning of Period	3,346	12,773
Cash and Cash Equivalents - End of Period	$6,154	$2,809

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	September 30, 2016	December 31, 2015

ASSETS
Current Assets:
Cash	$4,436	$1,733
Receivables, Net	97,613	77,546
Accounts Receivable from Affiliated Companies	4,190	2,352
Unbilled Revenues	39,168	38,207
Taxes Receivable	7,913	43,128
Fuel, Materials, Supplies and Inventory	160,882	156,868
Regulatory Assets	100,598	104,971
Prepayments and Other Current Assets	4,271	24,302
Total Current Assets	419,071	449,107

Property, Plant and Equipment, Net	2,973,057	2,855,363

Deferred Debits and Other Assets:
Regulatory Assets	252,609	257,873
Other Long-Term Assets	35,793	34,176
Total Deferred Debits and Other Assets	288,402	292,049

Total Assets	$3,680,530	$3,596,519

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$107,500	$231,300
Long-Term Debt - Current Portion	70,000	—
Accounts Payable	76,762	87,925
Accounts Payable to Affiliated Companies	34,350	24,214
Regulatory Liabilities	5,519	6,898
Other Current Liabilities	48,339	43,921
Total Current Liabilities	342,470	394,258

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	774,737	705,894
Regulatory Liabilities	46,428	47,851
Accrued Pension, SERP and PBOP	84,547	89,579
Other Long-Term Liabilities	50,249	50,746
Total Deferred Credits and Other Liabilities	955,961	894,070

Capitalization:
Long-Term Debt	1,001,790	1,071,017

Common Stockholder’s Equity:
Common Stock	—	—
Capital Surplus, Paid In	843,134	748,634
Retained Earnings	542,530	494,901
Accumulated Other Comprehensive Loss	(5,355)	(6,361)
Common Stockholder’s Equity	1,380,309	1,237,174
Total Capitalization	2,382,099	2,308,191

Total Liabilities and Capitalization	$3,680,530	$3,596,519

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2016	2015	2016	2015

Operating Revenues	$266,946	$234,364	$727,753	$761,086

Operating Expenses:
Purchased Power, Fuel and Transmission	59,833	53,017	155,700	200,533
Operations and Maintenance	64,183	65,190	187,184	200,085
Depreciation	29,646	26,592	86,524	77,989
Amortization of Regulatory Assets, Net	14,158	1,967	14,490	29,148
Energy Efficiency Programs	3,983	3,873	10,862	11,001
Taxes Other Than Income Taxes	20,460	20,104	64,543	61,435
Total Operating Expenses	192,263	170,743	519,303	580,191
Operating Income	74,683	63,621	208,450	180,895
Interest Expense	12,397	11,647	37,386	34,582
Other Income, Net	574	685	1,007	2,313
Income Before Income Tax Expense	62,860	52,659	172,071	148,626
Income Tax Expense	24,345	20,158	66,242	56,135
Net Income	$38,515	$32,501	$105,829	$92,491

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2016	2015	2016	2015

Net Income	$38,515	$32,501	$105,829	$92,491
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	290	291	871	872
Changes in Unrealized Gains/(Losses) on Marketable Securities	56	(169)	135	(236)
Other Comprehensive Income, Net of Tax	346	122	1,006	636
Comprehensive Income	$38,861	$32,623	$106,835	$93,127

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2016	2015

Operating Activities:
Net Income	$105,829	$92,491
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	86,524	77,989
Deferred Income Taxes	74,522	42,563
Regulatory (Under)/Over Recoveries, Net	(4,289)	2,639
Amortization of Regulatory Assets, Net	14,490	29,148
Other	(12,660)	10,894
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(28,754)	(25,126)
Fuel, Materials, Supplies and Inventory	(4,014)	4,156
Taxes Receivable/Accrued, Net	33,589	9,026
Accounts Payable	14,508	(20,058)
Other Current Assets and Liabilities, Net	26,207	20,141
Net Cash Flows Provided by Operating Activities	305,952	243,863

Investing Activities:
Investments in Property, Plant and Equipment	(215,804)	(209,522)
Other Investing Activities	272	241
Net Cash Flows Used in Investing Activities	(215,532)	(209,281)

Financing Activities:
Cash Dividends on Common Stock	(58,200)	(79,500)
Capital Contributions from Eversource Parent	94,500	—
(Decrease)/Increase in Notes Payable to Eversource Parent	(123,800)	46,800
Other Financing Activities	(217)	(268)
Net Cash Flows Used in Financing Activities	(87,717)	(32,968)
Net Increase in Cash	2,703	1,614
Cash - Beginning of Period	1,733	489
Cash - End of Period	$4,436	$2,103

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	September 30, 2016	December 31, 2015

ASSETS
Current Assets:
Cash	$—	$834
Receivables, Net	59,685	50,912
Accounts Receivable from Affiliated Companies	11,962	18,633
Unbilled Revenues	12,169	15,065
Taxes Receivable	1	33,407
Materials, Supplies and Inventory	8,068	5,992
Regulatory Assets	54,081	56,166
Prepayments and Other Current Assets	1,374	1,890
Total Current Assets	147,340	182,899

Property, Plant and Equipment, Net	1,643,335	1,575,306

Deferred Debits and Other Assets:
Regulatory Assets	128,308	135,010
Other Long-Term Assets	28,165	24,875
Total Deferred Debits and Other Assets	156,473	159,885

Total Assets	$1,947,148	$1,918,090

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$48,200	$143,400
Accounts Payable	38,191	58,364
Accounts Payable to Affiliated Companies	14,501	19,896
Obligations to Third Party Suppliers	11,444	9,654
Renewable Portfolio Standards Compliance Obligations	16,314	6,395
Regulatory Liabilities	12,384	13,122
Other Current Liabilities	12,258	13,878
Total Current Liabilities	153,292	264,709

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	486,137	470,539
Regulatory Liabilities	14,422	11,597
Accrued Pension, SERP and PBOP	16,032	19,515
Other Long-Term Liabilities	42,072	36,819
Total Deferred Credits and Other Liabilities	558,663	538,470

Capitalization:
Long-Term Debt	566,657	517,329

Common Stockholder’s Equity:
Common Stock	10,866	10,866
Capital Surplus, Paid In	444,399	391,398
Retained Earnings	215,743	198,140
Accumulated Other Comprehensive Loss	(2,472)	(2,822)
Common Stockholder’s Equity	668,536	597,582
Total Capitalization	1,235,193	1,114,911

Total Liabilities and Capitalization	$1,947,148	$1,918,090

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2016	2015	2016	2015

Operating Revenues	$124,042	$125,093	$368,533	$403,151

Operating Expenses:
Purchased Power and Transmission	32,178	36,465	104,406	149,182
Operations and Maintenance	24,125	21,762	68,018	61,651
Depreciation	11,567	11,196	34,414	32,420
Amortization of Regulatory Assets, Net	1,102	3,930	3,305	11,194
Energy Efficiency Programs	12,389	12,107	33,593	32,701
Taxes Other Than Income Taxes	10,609	9,599	30,440	28,430
Total Operating Expenses	91,970	95,059	274,176	315,578
Operating Income	32,072	30,034	94,357	87,573
Interest Expense	6,222	5,901	18,298	19,014
Other Income, Net	179	587	133	2,406
Income Before Income Tax Expense	26,029	24,720	76,192	70,965
Income Tax Expense	10,018	9,749	30,089	28,555
Net Income	$16,011	$14,971	$46,103	$42,410

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2016	2015	2016	2015

Net Income	$16,011	$14,971	$46,103	$42,410
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	109	101	328	270
Changes in Unrealized Gains/(Losses) on Marketable Securities	9	(27)	22	(38)
Other Comprehensive Income, Net of Tax	118	74	350	232
Comprehensive Income	$16,129	$15,045	$46,453	$42,642

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2016	2015

Operating Activities:
Net Income	$46,103	$42,410
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	34,414	32,420
Deferred Income Taxes	15,587	5,531
Regulatory Overrecoveries, Net	323	4,024
Amortization of Regulatory Assets, Net	3,305	11,194
Other	(2,532)	(4,500)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	1,933	(32,664)
Taxes Receivable/Accrued, Net	36,658	24,064
Accounts Payable	(16,240)	(14,018)
Other Current Assets and Liabilities, Net	5,277	(463)
Net Cash Flows Provided by Operating Activities	124,828	67,998

Investing Activities:
Investments in Property, Plant and Equipment	(104,811)	(93,705)
Proceeds from Sales of Marketable Securities	1,934	71,110
Purchases of Marketable Securities	(1,894)	(71,625)
Net Cash Flows Used in Investing Activities	(104,771)	(94,220)

Financing Activities:
Cash Dividends on Common Stock	(28,500)	(27,900)
Capital Contribution from Eversource Parent	53,000	—
(Decrease)/Increase in Notes Payable to Eversource Parent	(95,200)	104,800
Issuance/(Retirement) of Long-Term Debt	50,000	(50,000)
Other Financing Activities	(191)	(20)
Net Cash Flows (Used in)/Provided by Financing Activities	(20,891)	26,880
Net (Decrease)/Increase in Cash	(834)	658
Cash - Beginning of Period	834	—
Cash - End of Period	$—	$658

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

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.    Basis of Presentation
Eversource Energy is a public utility holding company primarily engaged, through its wholly owned regulated utility subsidiaries, in the energy delivery business.  Eversource Energy’s wholly owned regulated utility subsidiaries consist of CL&P, NSTAR Electric, PSNH, WMECO, Yankee Gas and NSTAR Gas.  Eversource provides energy delivery service to approximately 3.6 million electric and natural gas customers through these six regulated utilities in Connecticut, Massachusetts and New Hampshire.

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
The combined notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  The accompanying financial statements should be read in conjunction with the Combined Notes to Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” of the Eversource 2015 Form 10-K, which was filed with the SEC.  The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The financial statements contain, in the opinion of management, all adjustments (including normal, recurring adjustments) necessary to present fairly Eversource’s, CL&P’s, NSTAR Electric’s, PSNH’s and WMECO’s financial position as of September 30, 2016 and December 31, 2015, the results of operations and comprehensive income for the three and nine months ended September 30, 2016 and 2015, and the cash flows for the nine months ended September 30, 2016 and 2015.  The results of operations and comprehensive income for the three and nine months ended September 30, 2016 and 2015 and the cash flows for the nine months ended September 30, 2016 and 2015 are not necessarily indicative of the results expected for a full year.

Eversource consolidates CYAPC and YAEC because CL&P’s, NSTAR Electric’s, PSNH’s and WMECO’s combined ownership interest in each of these entities is greater than 50 percent.  Intercompany transactions between CL&P, NSTAR Electric, PSNH and WMECO and the CYAPC and YAEC companies have been eliminated in consolidation of the Eversource financial statements.

Access Northeast is a natural gas pipeline and storage project (the Project) being developed jointly by Eversource, Spectra Energy Partners, LP (Spectra), and National Grid plc (National Grid) through Algonquin Gas Transmission, LLC (AGT). The Project will enhance the Algonquin and Maritimes & Northeast pipeline systems using existing routes and will include two new LNG storage tanks and liquefaction and vaporization facilities in Acushnet, Massachusetts that will be connected to the Algonquin natural gas pipeline.  Eversource and Spectra each own a 40 percent interest in the Project, with the remaining 20 percent interest owned by National Grid.  The total projected cost for both the pipeline and the LNG storage facilities will be funded in proportion to the respective ownership interest.  Eversource’s cumulative equity investment in the Project as of September 30, 2016 of $28.6 million is presented in Other Long-Term Assets.

Eversource’s utility subsidiaries’ distribution (including generation) and transmission businesses are subject to rate-regulation that is based on cost recovery and meets the criteria for application of accounting guidance for entities with rate-regulated operations, which considers the effect of regulation on the differences in the timing of the recognition of certain revenues and expenses from those of other businesses and industries.  See Note 2, “Regulatory Accounting,” for further information.

Certain reclassifications of prior period data were made in the accompanying financial statements to conform to the current period presentation and as a result of the adoption of new accounting guidance.  See Note 1B, “Summary of Significant Accounting Policies – Accounting Standards,” for further information.

B.    Accounting Standards
Accounting Standards Issued but not Yet Effective:  In May 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) 2014-9, Revenue from Contracts with Customers, which amends existing revenue recognition guidance and is required to be applied retrospectively (either to each reporting period presented or cumulatively at the date of initial application).  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, which defers the effective date of ASU 2014-9 to the first quarter of 2018, with 2017 application permitted.  The guidance continues to be interpreted on an industry specific level.  The Company is evaluating the requirements and potential impacts of ASU 2014-9 and will implement the standard in the first quarter of 2018.  The ASU is not currently expected to have a material impact on the financial statements of Eversource, CL&P, NSTAR Electric, PSNH or WMECO.

In January 2016, the FASB issued ASU 2016-1, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Liabilities, which is required to be implemented in the first quarter of 2018.  The Company is reviewing the requirements of the ASU.  The ASU will remove the available-for-sale designation for equity securities, whereby changes in fair value are recorded in accumulated other comprehensive income within shareholders’ equity, and will require changes in fair value of all equity securities to be recorded in earnings beginning on January 1, 2018, with the unrealized gain or loss on available-for-sale equity securities as of that date reclassified to retained earnings as a cumulative effect of adoption.  The fair value of available-for-sale equity securities subject to this guidance as of September 30, 2016 was approximately $50 million.  The remaining available-for-sale equity securities included in marketable securities on the balance sheet are held in nuclear decommissioning trusts and are subject to regulatory accounting treatment and will not be impacted by this guidance.  Implementation of the ASU for other financial instruments is not expected to have a material impact on the financial statements of Eversource, CL&P, NSTAR Electric, PSNH or WMECO.

In February 2016, the FASB issued ASU 2016-2, Leases, which changes existing lease accounting guidance and is required to be applied in the first quarter of 2019, with earlier application permitted.  The ASU is required to be implemented for leases beginning on the date of initial application. For prior periods presented, leases are required to be recognized and measured using a modified retrospective approach.  The Company is reviewing the requirements of ASU 2016-2, including balance sheet recognition of leases previously deemed operating leases, and expects to implement the ASU in the first quarter of 2019.

Recently Adopted Accounting Standards:  In March 2016, the FASB issued ASU 2016-9, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The ASU is intended to simplify some aspects of the accounting for share-based payment transactions.  The Company implemented this guidance in the first quarter of 2016, as permitted by early adoption.  Beginning in the first quarter of 2016, the excess tax benefits associated with the distribution of stock compensation awards, previously recognized in Capital Surplus, Paid In within Common Shareholders’ Equity on the balance sheet, are recognized in income tax expense in the income statement.  The implementation reduced income tax expense by $2.9 million for the nine months ended September 30, 2016.  Also, beginning in 2016, in the statement of cash flows, the excess tax benefits are presented as an operating activity rather than a financing activity, and in both periods presented, cash paid to satisfy the statutory income tax withholding obligation previously reflected within operating activities in 2015 is now treated as a financing activity.  The cash payments to satisfy this obligation for the nine months ended September 30, 2016 and 2015 were $9.1 million and $9.7 million, respectively, and are included in Other Financing Activities on the statements of cash flows.

C.    Provision for Uncollectible Accounts
Eversource, including CL&P, NSTAR Electric, PSNH and WMECO, presents its receivables at estimated net realizable value by maintaining a provision for uncollectible accounts.  This provision is determined based upon a variety of judgments and factors, including the application of an estimated uncollectible percentage to each receivable aging category.  The estimate is based upon historical collection and write-off experience and management’s assessment of collectability from customers.  Management continuously assesses the collectability of receivables and adjusts collectability estimates based on actual experience.  Receivable balances are written off against the provision for uncollectible accounts when the customer accounts are terminated and these balances are deemed to be uncollectible.

The PURA allows CL&P and Yankee Gas to accelerate the recovery of accounts receivable balances attributable to qualified customers under financial or medical duress (uncollectible hardship accounts receivable) outstanding for greater than 180 days and 90 days, respectively.  The DPU allows WMECO and NSTAR Gas to also recover in rates amounts associated with certain uncollectible hardship accounts receivable.  Certain of NSTAR Electric’s uncollectible hardship accounts receivable are expected to be recovered in future rates, similar to WMECO and NSTAR Gas. These uncollectible customer account balances are included in Regulatory Assets or Other Long-Term Assets on the balance sheets.

The total provisions for uncollectible accounts and for uncollectible hardship accounts, which is included in the total provision, are included in Receivables, Net on the balance sheets, and were as follows:

	Total Provision for Uncollectible Accounts		Uncollectible Hardship
(Millions of Dollars)	As of September 30, 2016	As of December 31, 2015	As of September 30, 2016	As of December 31, 2015
Eversource	$208.1	$190.7	$126.5	$118.5
CL&P	85.3	79.5	66.9	68.1
NSTAR Electric	59.9	52.6	30.3	25.3
PSNH	9.9	8.7	—	—
WMECO	16.8	14.0	10.7	7.4

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

Fair Value Hierarchy:  In measuring fair value, Eversource uses observable market data when available in order to minimize the use of unobservable inputs.  Inputs used in fair value measurements are categorized into three fair value hierarchy levels for disclosure purposes.  The entire fair value measurement is categorized based on the lowest level of input that is significant to the fair value measurement.  Eversource evaluates the classification of assets and liabilities measured at fair value on a quarterly basis, and Eversource’s policy is to recognize transfers between levels of the fair value hierarchy as of the end of the reporting period.  The three levels of the fair value hierarchy are described below:

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

Determination of Fair Value:  The valuation techniques and inputs used in Eversource’s fair value measurements are described in Note 4, “Derivative Instruments,” Note 5, “Marketable Securities,” and Note 10, “Fair Value of Financial Instruments,” to the financial statements.

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

F.    Other Taxes
Gross receipts taxes levied by the state of Connecticut are collected by CL&P and Yankee Gas from their respective customers.  These gross receipts taxes are shown separately with collections in Operating Revenues and with payments in Taxes Other Than Income Taxes on the statements of income as follows:

	For the Three Months Ended		For the Nine Months Ended
(Millions of Dollars)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Eversource	$45.1	$37.8	$124.8	$112.9
CL&P	42.6	35.5	112.2	98.0

As agents for state and local governments, Eversource’s companies that serve customers in Connecticut and Massachusetts collect certain sales taxes that are recorded on a net basis with no impact on the statements of income.

G.    Supplemental Cash Flow Information
Non-cash investing activities include plant additions included in Accounts Payable as follows:

(Millions of Dollars)	As of September 30, 2016	As of September 30, 2015
Eversource	$203.6	$160.7
CL&P	64.5	46.0
NSTAR Electric	39.4	31.2
PSNH	31.0	33.8
WMECO	17.6	15.5

2.    REGULATORY ACCOUNTING

Eversource’s Regulated companies are subject to rate-regulation that is based on cost recovery and meets the criteria for application of accounting guidance for rate-regulated operations, which considers the effect of regulation on the timing of the recognition of certain revenues and expenses. The Regulated companies’ financial statements reflect the effects of the rate-making process.  The rates charged to the customers of Eversource’s Regulated companies are designed to collect each company’s costs to provide service, including a return on investment.

Management believes it is probable that each of the Regulated companies will recover their respective investments in long-lived assets, including regulatory assets.  If management were to determine that it could no longer apply the accounting guidance applicable to rate-regulated enterprises to any of the Regulated companies’ operations, or if management could not conclude it is probable that costs would be recovered from customers in future rates, the costs would be charged to net income in the period in which the determination is made.

Regulatory Assets:  The components of regulatory assets were as follows:

	As of September 30, 2016	As of December 31, 2015
(Millions of Dollars)	Eversource	Eversource
Benefit Costs	$1,618.7	$1,828.2
Derivative Liabilities	443.7	388.0
Income Taxes, Net	641.7	650.9
Storm Restoration Costs	407.7	436.9
Goodwill-related	469.5	484.9
Regulatory Tracker Mechanisms	454.1	526.5
Contractual Obligations - Yankee Companies	66.0	134.4
Other Regulatory Assets	120.9	134.0
Total Regulatory Assets	4,222.3	4,583.8
Less: Current Portion	752.4	845.8
Total Long-Term Regulatory Assets	$3,469.9	$3,738.0

	As of September 30, 2016				As of December 31, 2015
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	NSTAR Electric	PSNH	WMECO
Benefit Costs	$407.1	$414.6	$174.7	$82.1	$413.6	$479.9	$164.2	$84.9
Derivative Liabilities	441.0	2.7	—	—	380.8	1.3	—	—
Income Taxes, Net	438.5	88.3	27.0	31.2	444.4	85.7	34.5	31.8
Storm Restoration Costs	253.7	115.1	20.8	18.1	271.4	110.9	31.5	23.1
Goodwill-related	—	403.1	—	—	—	416.3	—	—
Regulatory Tracker Mechanisms	50.6	230.4	99.9	37.8	45.1	311.0	101.2	40.1
Other Regulatory Assets	75.4	48.2	30.8	13.2	82.0	56.3	31.5	11.3
Total Regulatory Assets	1,666.3	1,302.4	353.2	182.4	1,637.3	1,461.4	362.9	191.2
Less: Current Portion	267.7	259.2	100.6	54.1	268.3	348.4	105.0	56.2
Total Long-Term Regulatory Assets	$1,398.6	$1,043.2	$252.6	$128.3	$1,369.0	$1,113.0	$257.9	$135.0

Regulatory Costs in Other Long-Term Assets:  The Regulated companies had $87.9 million (including $4.0 million for CL&P, $40.2 million for NSTAR Electric, $6.1 million for PSNH and $20.1 million for WMECO) and $75.3 million (including $3.1 million for CL&P, $35.4 million for NSTAR Electric, $4.8 million for PSNH, and $16.7 million for WMECO) of additional regulatory costs as of September 30, 2016 and December 31, 2015, respectively, that were included in Other Long-Term Assets on the balance sheets.  These amounts represent incurred costs for which recovery has not yet been specifically approved by the applicable regulatory agency.  However, based on regulatory policies or past precedent on similar costs, management believes it is probable that these costs will ultimately be approved and recovered from customers in rates.

Regulatory Liabilities:  The components of regulatory liabilities were as follows:

	As of September 30, 2016	As of December 31, 2015
(Millions of Dollars)	Eversource	Eversource
Cost of Removal	$457.7	$437.1
Regulatory Tracker Mechanisms	153.4	99.7
AFUDC - Transmission	65.8	66.1
Other Regulatory Liabilities	33.7	18.5
Total Regulatory Liabilities	710.6	621.4
Less: Current Portion	160.4	107.8
Total Long-Term Regulatory Liabilities	$550.2	$513.6

	As of September 30, 2016				As of December 31, 2015
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	NSTAR Electric	PSNH	WMECO
Cost of Removal	$39.7	$269.5	$45.8	$5.8	$24.1	$257.4	$47.2	$2.8
Benefit Costs	—	81.7	—	—	—	—	—	—
Regulatory Tracker Mechanisms	62.2	48.4	2.6	12.2	56.2	3.3	3.4	12.9
AFUDC - Transmission	50.6	6.4	—	8.8	51.5	5.7	—	8.9
Other Regulatory Liabilities	12.8	—	3.5	—	4.2	1.3	4.2	0.1
Total Regulatory Liabilities	165.3	406.0	51.9	26.8	136.0	267.7	54.8	24.7
Less: Current Portion	75.7	48.8	5.5	12.4	61.2	3.3	6.9	13.1
Total Long-Term Regulatory Liabilities	$89.6	$357.2	$46.4	$14.4	$74.8	$264.4	$47.9	$11.6

3.    PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

The following tables summarize the investments in utility property, plant and equipment by asset category:

	As of September 30, 2016	As of December 31, 2015
(Millions of Dollars)	Eversource	Eversource
Distribution - Electric	$13,536.1	$13,054.8
Distribution - Natural Gas	2,865.8	2,727.2
Transmission - Electric	8,033.0	7,691.9
Generation	1,218.9	1,194.1
Electric and Natural Gas Utility	25,653.8	24,668.0
Other (1)	635.3	558.6
Property, Plant and Equipment, Gross	26,289.1	25,226.6
Less: Accumulated Depreciation
Electric and Natural Gas Utility	(6,442.3)	(6,141.1)
Other	(285.8)	(255.6)
Total Accumulated Depreciation	(6,728.1)	(6,396.7)
Property, Plant and Equipment, Net	19,561.0	18,829.9
Construction Work in Progress	1,246.9	1,062.5
Total Property, Plant and Equipment, Net	$20,807.9	$19,892.4

(1) These assets are primarily comprised of building improvements, computer software, hardware and equipment at Eversource Service.

	As of September 30, 2016				As of December 31, 2015
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	NSTAR Electric	PSNH	WMECO
Distribution	$5,513.9	$5,309.2	$1,918.3	$834.6	$5,377.2	$5,100.5	$1,804.8	$812.3
Transmission	3,752.7	2,211.7	1,005.5	1,014.9	3,618.0	2,131.3	928.2	964.9
Generation	—	—	1,182.9	36.0	—	—	1,158.1	36.0
Property, Plant and Equipment, Gross	9,266.6	7,520.9	4,106.7	1,885.5	8,995.2	7,231.8	3,891.1	1,813.2
Less: Accumulated Depreciation	(2,102.3)	(1,996.8)	(1,243.8)	(330.6)	(2,041.9)	(1,886.8)	(1,171.0)	(307.0)
Property, Plant and Equipment, Net	7,164.3	5,524.1	2,862.9	1,554.9	6,953.3	5,345.0	2,720.1	1,506.2
Construction Work in Progress	288.9	351.8	110.2	88.4	203.5	310.5	135.3	69.1
Total Property, Plant and Equipment, Net	$7,453.2	$5,875.9	$2,973.1	$1,643.3	$7,156.8	$5,655.5	$2,855.4	$1,575.3

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

The gross fair values of derivative assets and liabilities with the same counterparty are offset and reported as net Derivative Assets or Derivative Liabilities, with current and long-term portions, on the balance sheets.  The following table presents the gross fair values of contracts, categorized by risk type, and the net amounts recorded as current or long-term derivative assets or liabilities:

	As of September 30, 2016			As of December 31, 2015
(Millions of Dollars)	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative
Current Derivative Assets:
Level 2:
Eversource	$2.6	$(0.2)	$2.4	$—	$—	$—
Level 3:
Eversource	15.7	(10.4)	5.3	16.7	(10.9)	5.8
CL&P	15.3	(10.4)	4.9	16.7	(10.9)	5.8
NSTAR Electric	0.4	—	0.4	—	—	—
Long-Term Derivative Assets:
Level 2:
Eversource	$—	$—	$—	$0.1	$—	$0.1
Level 3:
Eversource	79.3	(13.8)	65.5	62.0	(19.3)	42.7
CL&P	79.3	(13.8)	65.5	60.7	(19.3)	41.4
NSTAR Electric	—	—	—	1.3	—	1.3
Current Derivative Liabilities:
Level 2:
Eversource	$—	$—	$—	$(5.8)	$—	$(5.8)
Level 3:
Eversource	(87.1)	—	(87.1)	(92.3)	—	(92.3)
CL&P	(85.3)	—	(85.3)	(91.8)	—	(91.8)
NSTAR Electric	(1.8)	—	(1.8)	(0.5)	—	(0.5)
Long-Term Derivative Liabilities:
Level 3:
Eversource	$(427.4)	$—	$(427.4)	$(337.1)	$—	$(337.1)
CL&P	(426.1)	—	(426.1)	(336.2)	—	(336.2)
NSTAR Electric	(1.3)	—	(1.3)	(0.9)	—	(0.9)

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

As of September 30, 2016 and December 31, 2015, Eversource had NYMEX financial contracts for natural gas futures in order to reduce variability associated with the purchase price of approximately 10.2 million and 9.1 million MMBtu of natural gas, respectively.

For the three months ended September 30, 2016 and 2015, there were losses of $53.4 million and $8.8 million, respectively, deferred as regulatory costs, which reflect the change in fair value associated with Eversource’s derivative contracts. For the nine months ended September 30, 2016 and 2015, these losses were $127.8 million and $58.9 million, respectively.

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

The following is a summary of Eversource’s, including CL&P’s and NSTAR Electric’s, Level 3 derivative contracts and the range of the significant unobservable inputs utilized in the valuations over the duration of the contracts:

	As of September 30, 2016					As of December 31, 2015
	Range				Period Covered	Range				Period Covered
Capacity Prices:
Eversource	$5.50	—	9.75	per kW-Month	2020 - 2026	$10.81	—	15.82	per kW-Month	2016 - 2026
CL&P	$5.50	—	9.75	per kW-Month	2020 - 2026	$10.81	—	12.60	per kW-Month	2019 - 2026

Forward Reserve:
Eversource, CL&P	$1.40	—	2.00	per kW-Month	2016 - 2024	$2.00			per kW-Month	2016 - 2024

REC Prices:
Eversource, NSTAR Electric	$29	—	37	per REC	2016 - 2018	$45	—	51	per REC	2016 - 2018

Exit price premiums of 4 percent through 21 percent are also applied on these contracts and reflect the uncertainty and liquidity premiums that would be required based on the most recent market activity available for similar type contracts.

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

	For the Three Months Ended September 30,
	2016			2015
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	Eversource	CL&P	NSTAR Electric
Derivatives, Net:
Fair Value as of Beginning of Period	$(412.6)	$(411.3)	$(1.3)	$(422.4)	$(420.2)	$(2.2)
Net Realized/Unrealized Gains/(Losses) Included in Regulatory Assets and Liabilities	(52.3)	(49.8)	(2.5)	(6.0)	(7.6)	1.6
Settlements	21.2	20.1	1.1	21.4	20.9	0.5
Fair Value as of End of Period	$(443.7)	$(441.0)	$(2.7)	$(407.0)	$(406.9)	$(0.1)

	For the Nine Months Ended September 30,
	2016			2015
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	Eversource	CL&P	NSTAR Electric
Derivatives, Net:
Fair Value as of Beginning of Period	$(380.9)	$(380.8)	$(0.1)	$(415.4)	$(410.9)	$(4.5)
Net Realized/Unrealized Gains/(Losses) Included in Regulatory Assets and Liabilities	(128.9)	(122.0)	(6.9)	(55.3)	(56.6)	1.3
Settlements	66.1	61.8	4.3	63.7	60.6	3.1
Fair Value as of End of Period	$(443.7)	$(441.0)	$(2.7)	$(407.0)	$(406.9)	$(0.1)

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

Trading Securities:  Eversource has elected to record certain equity securities as trading securities, with the changes in fair values recorded in Other Income, Net on the statements of income.  As of September 30, 2016 and December 31, 2015, these securities were classified as Level 1 in the fair value hierarchy and totaled $10.3 million and $14.2 million, respectively.  For the three months ended September 30, 2016 and 2015, net gains on these securities of $0.1 million and net losses of $0.5 million, respectively, and for the nine months ended September 30, 2016 and 2015, net gains of $0.6 million and $1.6 million, respectively, were recorded in Other Income, Net on the statements of income.   Dividend income is recorded in Other Income, Net when dividends are declared.

Available-for-Sale Securities:  The following is a summary of available-for-sale securities, which are recorded at fair value and are included in current and long-term Marketable Securities on the balance sheets.

	As of September 30, 2016				As of December 31, 2015
Eversource (Millions of Dollars)	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value
Debt Securities	$261.2	$10.7	$—	$271.9	$256.5	$4.5	$(0.6)	$260.4
Equity Securities	206.7	63.7	(1.0)	269.4	215.3	59.2	(3.4)	271.1

Eversource’s debt and equity securities include CYAPC’s and YAEC’s marketable securities held in nuclear decommissioning trusts of $446.9 million and $436.9 million as of September 30, 2016 and December 31, 2015, respectively.  Unrealized gains and losses for these nuclear decommissioning trusts are recorded in Marketable Securities with the corresponding offset to Other Long-Term Liabilities on the balance sheets, with no impact on the statements of income.

Unrealized Losses and Other-than-Temporary Impairment:  There have been no significant unrealized losses, other-than-temporary impairments or credit losses for the three and nine months ended September 30, 2016 and 2015.  Factors considered in determining whether a credit loss exists include the duration and severity of the impairment, adverse conditions specifically affecting the issuer, and the payment history, ratings and rating changes of the security.  For asset-backed debt securities, underlying collateral and expected future cash flows are also evaluated.

Realized Gains and Losses:  Realized gains and losses on available-for-sale securities are recorded in Other Income, Net for Eversource’s benefit trust and are offset in Other Long-Term Liabilities for CYAPC and YAEC.  Eversource utilizes the specific identification basis method for the Eversource benefit trust, and the average cost basis method for the CYAPC and YAEC nuclear decommissioning trusts to compute the realized gains and losses on the sale of available-for-sale securities.

Contractual Maturities:  As of September 30, 2016, the contractual maturities of available-for-sale debt securities were as follows:

Eversource (Millions of Dollars)	Amortized Cost	Fair Value
Less than one year (1)	$29.3	$29.1
One to five years	58.0	59.1
Six to ten years	47.0	49.5
Greater than ten years	126.9	134.2
Total Debt Securities	$261.2	$271.9

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

Fair Value Measurements:  The following table presents the marketable securities recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

Eversource (Millions of Dollars)	As of September 30, 2016	As of December 31, 2015
Level 1:
Mutual Funds and Equities	$279.7	$285.3
Money Market Funds	24.5	26.9
Total Level 1	$304.2	$312.2
Level 2:
U.S. Government Issued Debt Securities (Agency and Treasury)	$65.5	$46.6
Corporate Debt Securities	43.3	43.9
Asset-Backed Debt Securities	18.0	20.0
Municipal Bonds	110.3	111.4
Other Fixed Income Securities	10.3	11.6
Total Level 2	$247.4	$233.5
Total Marketable Securities	$551.6	$545.7

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

6.    SHORT-TERM AND LONG-TERM DEBT

Commercial Paper Programs and Credit Agreements: Eversource parent has a $1.45 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt.  As of September 30, 2016 and December 31, 2015, Eversource parent had $698.5 million and approximately $1.1 billion, respectively, in short-term borrowings outstanding under the Eversource parent commercial paper program, leaving $751.5 million and $351.5 million of available borrowing capacity as of September 30, 2016 and December 31, 2015, respectively. The weighted-average interest rate on these borrowings as of September 30, 2016 and December 31, 2015 was 0.66 percent and 0.72 percent, respectively.   As of September 30, 2016, there were intercompany loans from Eversource parent of $108.5 million to CL&P, $107.5 million to PSNH, and $48.2 million to WMECO.  As of December 31, 2015, there were intercompany loans from Eversource parent of $277.4 million to CL&P, $231.3 million to PSNH and $143.4 million to WMECO.  Eversource parent, CL&P, PSNH, WMECO, NSTAR Gas and Yankee Gas are parties to a five-year $1.45 billion revolving credit facility. Effective September 26, 2016, the revolving credit facility’s termination date was extended for one additional year to September 4, 2021.  The revolving credit facility serves to backstop Eversource parent’s $1.45 billion commercial paper program.  There were no borrowings outstanding on the revolving credit facility as of September 30, 2016 or December 31, 2015.

NSTAR Electric has a $450 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. As of September 30, 2016 and December 31, 2015, NSTAR Electric had $36.0 million and $62.5 million, respectively, in short-term borrowings outstanding under its commercial paper program, leaving $414.0 million and $387.5 million of available borrowing capacity as of September 30, 2016 and December 31, 2015, respectively.  The weighted-average interest rate on these borrowings as of September 30, 2016 and December 31, 2015 was 0.42 percent and 0.40 percent, respectively.  NSTAR Electric is a party to a five-year $450 million revolving credit facility. Effective September 26, 2016, the revolving credit facility’s termination date was extended for one additional year to September 4, 2021.  The revolving credit facility serves to backstop NSTAR Electric’s $450 million commercial paper program.  There were no borrowings outstanding on the revolving credit facility as of September 30, 2016 or December 31, 2015.

Amounts outstanding under the commercial paper programs are included in Notes Payable for Eversource and NSTAR Electric and are classified in current liabilities on the balance sheets as all borrowings are outstanding for no more than 364 days at one time.  Intercompany loans from Eversource parent to CL&P, PSNH and WMECO are included in Notes Payable to Eversource Parent and are classified in current liabilities on their respective balance sheets.  Intercompany loans from Eversource parent to CL&P, PSNH and WMECO are eliminated in consolidation on Eversource’s balance sheets.

Short-Term Borrowing Limits: The amount of short-term borrowings that may be incurred by NSTAR Electric is subject to periodic approval by the FERC. On August 8, 2016, the FERC granted authorization to allow NSTAR Electric to issue total short-term debt securities in an aggregate principal amount not to exceed $655 million outstanding at any one time, through October 23, 2018.

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

Effective January 1, 2016, the Company refined its method of estimating the discount rate for the service and interest cost components of Pension and PBOP expense from the yield-curve approach to the spot rate methodology, which provides a more precise measurement by matching projected cash flows to the corresponding spot rates on the yield curve. Historically, these components were estimated using the same weighted-average discount rate as for the funded status. The discount rates used to estimate the 2016 service cost were 4.89 percent and 4.09 percent for the Pension and PBOP plans, respectively. The discount rates used to estimate the 2016 interest cost were 3.80 percent and 2.88 percent for the Pension and PBOP plans, respectively. The total pre-tax benefit of this change on Pension and PBOP expense, prior to the capitalized portion and amounts deferred and recovered through rate reconciliation mechanisms, for the three months ended September 30, 2016 was $11.5 million and $2.5 million for the Pension and PBOP plans, respectively, and $35 million and $7.5 million for the nine months ended September 30, 2016, respectively.

In August 2016, the Company amended its PBOP Plan, which standardized separate benefit structures that existed within the plan and made other benefit changes. The amendment required a remeasurement of the benefit obligation using current assumptions, including updated discount rates and asset values. The discount rate used to remeasure the benefit obligation was 3.62 percent. The remeasurement resulted in a reduction to the benefit liability of approximately $244 million, offset by an increase to the unamortized actuarial losses of approximately $142 million driven primarily by the decrease in the discount rate.  Overall, the impact of the remeasurement reduced the PBOP plan’s accumulated projected benefit obligation and regulatory assets by approximately $102 million and $106 million, respectively, and increased accumulated other comprehensive losses by $4.0 million. The remeasurement resulted in a decrease in the net periodic benefit costs for PBOP benefits, prior to the capitalized portion and amounts deferred and recovered through rate reconciliation mechanisms, of approximately $10 million, which will be recorded in the period August 1, 2016 through December 31, 2016, and most of this amount will be deferred for future refund to customers.

The components of net periodic benefit expense for the Pension, SERP and PBOP Plans are shown below.  The net periodic benefit expense and the intercompany allocations, less the capitalized portions of pension, SERP and PBOP amounts, are included in Operations and Maintenance expense on the statements of income.  Capitalized pension and PBOP amounts relate to employees working on capital projects and are included in Property, Plant and Equipment, Net on the balance sheets.  Pension, SERP and PBOP expense reflected in the statements of cash flows for CL&P, NSTAR Electric, PSNH and WMECO does not include the intercompany allocations or the corresponding capitalized portion, as these amounts are cash settled on a short-term basis.

	Pension and SERP
Eversource	For the Three Months Ended		For the Nine Months Ended
(Millions of Dollars)	September 30, 2016	September 30, 2015 (1)	September 30, 2016	September 30, 2015 (1)
Service Cost	$18.6	$22.7	$56.6	$68.7
Interest Cost	46.4	56.9	139.2	170.3
Expected Return on Plan Assets	(79.4)	(83.9)	(238.5)	(252.1)
Actuarial Loss	31.4	36.5	94.2	111.9
Prior Service Cost	0.9	0.9	2.6	2.7
Total Net Periodic Benefit Expense	$17.9	$33.1	$54.1	$101.5
Capitalized Pension Expense	$5.4	$9.8	$16.8	$31.3

	PBOP
Eversource	For the Three Months Ended		For the Nine Months Ended
(Millions of Dollars)	September 30, 2016	September 30, 2015 (1)	September 30, 2016	September 30, 2015 (1)
Service Cost	$3.0	$4.1	$9.2	$10.3
Interest Cost	7.5	11.8	26.5	30.4
Expected Return on Plan Assets	(15.9)	(16.9)	(47.3)	(43.2)
Actuarial Loss	3.0	1.7	5.0	4.5
Prior Service Credit	(3.6)	(0.1)	(3.7)	(0.3)
Total Net Periodic Benefit Expense/(Income)	$(6.0)	$0.6	$(10.3)	$1.7
Capitalized PBOP Expense/(Income)	$(2.6)	$—	$(4.6)	$0.1

	Pension and SERP
	For the Three Months Ended September 30, 2016				For the Three Months Ended September 30, 2015
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	NSTAR Electric	PSNH (1)	WMECO
Service Cost	$4.6	$3.3	$2.5	$0.8	$6.2	$3.7	$3.1	$1.0
Interest Cost	10.2	8.5	5.1	2.1	12.9	10.0	6.1	2.6
Expected Return on Plan Assets	(18.0)	(16.9)	(9.6)	(4.4)	(19.8)	(17.5)	(10.1)	(4.7)
Actuarial Loss	6.3	8.7	2.5	1.3	8.0	8.7	2.9	1.6
Prior Service Cost	0.4	—	0.1	0.1	0.4	—	0.1	0.1
Total Net Periodic Benefit Expense/(Income)	$3.5	$3.6	$0.6	$(0.1)	$7.7	$4.9	$2.1	$0.6
Intercompany Allocations	$3.5	$2.2	$1.0	$0.6	$5.8	$3.4	$1.6	$1.1
Capitalized Pension Expense	$2.2	$2.0	$0.4	$0.1	$4.7	$2.7	$0.8	$0.5

	Pension and SERP
	For the Nine Months Ended September 30, 2016				For the Nine Months Ended September 30, 2015
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	NSTAR Electric	PSNH (1)	WMECO
Service Cost	$14.3	$9.9	$7.5	$2.4	$18.4	$11.2	$9.0	$3.2
Interest Cost	31.2	25.3	15.4	6.3	38.4	30.2	18.1	7.8
Expected Return on Plan Assets	(54.2)	(50.7)	(28.9)	(13.1)	(59.1)	(52.5)	(30.3)	(14.2)
Actuarial Loss	19.2	25.8	7.5	4.1	24.2	27.0	8.8	4.8
Prior Service Cost	1.1	—	0.3	0.2	1.1	0.1	0.4	0.2
Total Net Periodic Benefit Expense/(Income)	$11.6	$10.3	$1.8	$(0.1)	$23.0	$16.0	$6.0	$1.8
Intercompany Allocations	$10.3	$6.7	$3.0	$1.9	$18.0	$10.3	$5.0	$3.3
Capitalized Pension Expense	$7.1	$5.7	$1.0	$0.3	$14.1	$8.6	$2.6	$1.4

	PBOP
	For the Three Months Ended September 30, 2016				For the Three Months Ended September 30, 2015
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	NSTAR Electric	PSNH (1)	WMECO
Service Cost	$0.6	$0.6	$0.4	$0.1	$0.5	$1.3	$0.3	$0.1
Interest Cost	1.3	2.5	0.7	0.3	1.8	4.8	1.0	0.3
Expected Return on Plan Assets	(2.5)	(6.4)	(1.4)	(0.6)	(2.8)	(6.8)	(1.5)	(0.6)
Actuarial Loss	0.5	1.2	0.2	—	0.2	0.6	0.1	—
Prior Service Cost/(Credit)	0.2	(2.9)	0.1	—	—	(0.1)	—	—
Total Net Periodic Benefit Expense/(Income)	$0.1	$(5.0)	$—	$(0.2)	$(0.3)	$(0.2)	$(0.1)	$(0.2)
Intercompany Allocations	$—	$(0.1)	$—	$—	$0.4	$0.2	$0.1	$0.1
Capitalized PBOP Expense/(Income)	$—	$(2.2)	$—	$(0.1)	$(0.1)	$—	$0.1	$—

	PBOP
	For the Nine Months Ended September 30, 2016				For the Nine Months Ended September 30, 2015
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	NSTAR Electric	PSNH (1)	WMECO
Service Cost	$1.4	$2.5	$0.9	$0.3	$1.6	$4.0	$1.0	$0.3
Interest Cost	4.0	10.3	2.2	0.8	5.4	14.2	2.9	1.1
Expected Return on Plan Assets	(7.6)	(19.2)	(4.2)	(1.7)	(8.3)	(20.5)	(4.4)	(1.9)
Actuarial Loss	0.9	1.7	0.5	—	0.5	1.8	0.4	—
Prior Service Cost/(Credit)	0.2	(2.9)	0.1	—	—	(0.1)	—	—
Total Net Periodic Benefit Income	$(1.1)	$(7.6)	$(0.5)	$(0.6)	$(0.8)	$(0.6)	$(0.1)	$(0.5)
Intercompany Allocations	$0.3	$—	$—	$—	$1.4	$0.7	$0.3	$0.3
Capitalized PBOP Expense/(Income)	$(0.5)	$(3.3)	$—	$(0.3)	$(0.2)	$(0.1)	$0.2	$(0.1)

(1)	Amounts excluded approximately $0.8 million and $2.4 million for the three and nine months ended September 30, 2015, respectively, that represented amounts included in other deferred debits.

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

The number of environmental sites and related reserves for which remediation or long-term monitoring, preliminary site work or site assessment is being performed are as follows:

	As of September 30, 2016		As of December 31, 2015
	Number of Sites	Reserve (in millions)	Number of Sites	Reserve (in millions)
Eversource	63	$59.7	64	$51.1
CL&P	14	4.7	14	4.6
NSTAR Electric	14	2.3	15	2.4
PSNH	12	4.3	12	4.5
WMECO	4	0.7	4	0.6

Included in the Eversource number of sites and reserve amounts above are former MGP sites that were operated several decades ago and manufactured gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment, for which Eversource may have potential liability.  The reserve balances related to these former MGP sites were $53.9 million and $45.5 million as of September 30, 2016 and December 31, 2015, respectively, and related primarily to the natural gas business segment.

These reserve estimates are subjective in nature as they take into consideration several different remediation options at each specific site.  The reliability and precision of these estimates can be affected by several factors, including new information concerning either the level of contamination at the site, the extent of Eversource’s, CL&P’s, NSTAR Electric’s, PSNH’s, and WMECO’s responsibility for remediation or the extent of remediation required, recently enacted laws and regulations, or changes in cost estimates due to certain economic factors.  It is possible that new information or future developments could require a reassessment of the potential exposure to related environmental matters.  As this information becomes available, management will continue to assess the potential exposure and adjust the reserves accordingly.

B.    Guarantees and Indemnifications
In the normal course of business, Eversource parent provides credit assurances on behalf of its subsidiaries, including CL&P, NSTAR Electric, PSNH and WMECO, in the form of guarantees.

Eversource parent issued a declining balance guaranty on behalf of Eversource Gas Transmission LLC, a wholly-owned subsidiary, to guarantee the payment of the subsidiary’s capital contributions for its investment in the Access Northeast project. The guaranty will not exceed $206 million and decreases as capital contributions are made.  The guaranty will expire upon the earlier of the full performance of the guaranteed obligations or December 31, 2021.

Eversource parent issued a guaranty on behalf of its subsidiary, NPT, under which, beginning at the time the Northern Pass Transmission line goes into commercial operation, Eversource parent will guarantee the financial obligations of NPT under the TSA with HQ in an amount not to exceed $25 million.  Eversource parent’s obligations under the guaranty expire upon the full, final and indefeasible payment of the guaranteed obligations. Eversource parent has also entered into a guaranty on behalf of NPT under which Eversource parent will guarantee NPT’s obligations under its letter of credit facility with a financial institution pursuant to which NPT may request letters of credit in an aggregate amount of up to approximately $14 million.

Eversource parent has also guaranteed certain indemnification and other obligations as a result of the sales of former unregulated subsidiaries and the termination of an unregulated business, with maximum exposures either not specified or not material.

Management does not anticipate a material impact to Net Income as a result of these various guarantees and indemnifications.

The following table summarizes Eversource parent’s exposure to guarantees and indemnifications of its subsidiaries to external parties, as of September 30, 2016:

Company	Description	Maximum Exposure (in millions)	Expiration Dates
On behalf of subsidiaries:
Eversource Gas Transmission LLC	Access Northeast Project Capital Contributions Guaranty	$186.5	2021
Various	Surety Bonds (1)	$37.1	2016 - 2018
Eversource Service and Rocky River Realty Company	Lease Payments for Vehicles and Real Estate	$9.8	2019 - 2024

(1)
Surety bond expiration dates reflect termination dates, the majority of which will be renewed or extended.  Certain surety bonds contain credit ratings triggers that would require Eversource parent to post collateral in the event that the unsecured debt credit ratings of Eversource parent are downgraded.

C.    Spent Nuclear Fuel Litigation - Yankee Companies
The Yankee Companies have filed separate complaints against the DOE in the Court of Federal Claims seeking monetary damages resulting from the DOE’s failure to provide for a permanent facility to store spent nuclear fuel pursuant to the terms of the 1983 spent fuel and high level waste disposal contracts between the Yankee Companies and the DOE.  The court had previously awarded the Yankee Companies damages for Phase I and Phase II of litigation resulting from the DOE’s failure to meet its contractual obligations.  Phase I covered damages incurred in the years 1998 through 2002 and Phase II covered damages incurred in the years 2001 through 2008 for CYAPC and YAEC and from 2002 through 2008 for MYAPC.

DOE Phase III Damages - In August 2013, the Yankee Companies each filed subsequent lawsuits against the DOE seeking recovery of actual damages incurred in the years 2009 through 2012.  The DOE Phase III trial concluded on July 1, 2015, followed by a post-trial briefing that concluded on October 14, 2015.  On March 25, 2016, the court issued its decision and awarded CYAPC, YAEC and MYAPC damages of $32.6 million, $19.6 million and $24.6 million, respectively.  In total, the Yankee Companies were awarded $76.8 million of the $77.9 million in damages sought in Phase III. The decision became final on July 18, 2016, and the Yankee Companies received the awards from the DOE on October 14, 2016.  The Yankee Companies have filed a request with FERC seeking approval of the proposed distribution of certain amounts of the awarded damages proceeds to member companies, including CL&P, NSTAR Electric, PSNH, and WMECO. Subject to receipt of FERC approval, CYAPC and MYAPC expect to be able to make distributions in December 2016. MYAPC also anticipates refunding approximately $57 million from its spent nuclear fuel trust, a portion of which will be refunded to the Eversource utility subsidiaries. In total, Eversource expects to receive approximately $26 million, of which CL&P expects to receive $13.6 million, NSTAR Electric expects to receive $5 million, PSNH expects to receive $3.9 million, and WMECO expects to receive $3.6 million. These anticipated amounts will be refunded to the customers of the respective Eversource utility subsidiaries.

D.    FERC ROE Complaints
Four separate complaints have been filed at FERC by combinations of New England state attorneys general, state regulatory commissions, consumer advocates, consumer groups, municipal parties and other parties (collectively the “Complainants”).  In the first three complaints, the Complainants challenged the NETOs’ base ROE of 11.14 percent that had been utilized since 2006 and sought an order to reduce it prospectively from the date of the final FERC order and for the 15-month complaint refund periods stipulated in the separate complaints.

The FERC ordered a 10.57 percent base ROE for the first complaint refund period and prospectively from October 16, 2014, and that a utility’s total or maximum ROE for any incentive project shall not exceed the top of the new zone of reasonableness, which was set at 11.74 percent.  In late 2014, the NETOs made a compliance filing, and CL&P, NSTAR Electric, PSNH and WMECO have refunded all amounts associated with the first complaint period.  The NETOs and Complainants have appealed the decision in the first complaint to the D.C. Circuit Court of Appeals.  A court decision is expected in late 2016 or early 2017.

The Company has recorded reserves across the complaint periods at its electric subsidiaries. In the first nine months of 2015, the Company recognized a pre-tax charge to earnings (excluding interest) of $20 million, of which $12.5 million was recorded at CL&P, $2.4 million at NSTAR Electric, $1 million at PSNH, and $4.1 million at WMECO.  The pre-tax charge was recorded as a regulatory liability and as a reduction to Operating Revenues.

For the second and third complaints, the state parties, municipal utilities and FERC trial staff each believe that the base ROE should be reduced to an amount lower than 11.14 percent.  FERC’s determination to set these cases for hearing was appealed to the D.C. Circuit Court of Appeals, and is being held in abeyance pending a final FERC order. On March 22, 2016, the FERC ALJ issued an initial decision on the second and third complaints.  For the second complaint period, the FERC ALJ recommended a zone of reasonableness of 7.12 percent to 10.42 percent and a base ROE of 9.59 percent.  For the third complaint period, the FERC ALJ recommended a zone of reasonableness of 7.04 percent to 12.19 percent and a base ROE of 10.90 percent.  The FERC ALJ also affirmed that the maximum ROE for transmission incentive projects should be the top of the zone of reasonableness.  The NETOs filed briefs on April 21, 2016, in which the NETOs identified corrections and requested changes that should be made to the FERC ALJ’s recommendations.  A final FERC order is expected in late 2016 or early 2017.

The Company believes that the range of potential loss for the second complaint period (the 15-month period beginning December 27, 2012) is from a base ROE of 10.57 percent to a base ROE of 9.59 percent.  As the FERC ALJ initial decision on the third complaint recommended a base ROE of 10.90 percent, the Company concluded there is currently no range of potential loss for that complaint period (the 15-month period beginning July 31, 2014).  Given the differences between the recommended base ROEs in the FERC ALJ’s initial decision on the second and third complaints, as well as other factors, the Company is unable to predict the outcome of the final FERC order on these two complaints.  The Company does not believe any base ROE outcome within the 10.57 percent to 9.59 percent range is more likely than the base ROEs used to record the current revenues and reserves, and therefore the Company believes that the current reserves for the second complaint period are appropriate at this time.

The impact of a 10 basis point change to the existing base ROE of 10.57 percent would affect Eversource’s after-tax earnings by approximately $3 million for each of the 15-month second and third complaint periods.  If the Company adjusted its reserves based on the recommendations in the FERC ALJ initial decision (for both the base ROE and maximum ROE for transmission incentive projects) for the second and third complaints, then it would result in an after-tax increase of approximately $34 million and an after-tax decrease of approximately $8 million, respectively, to the existing reserves.

For the fourth complaint, filed April 29, 2016, certain municipal utilities claimed the current base ROE of 10.57 percent and the incentive cap of 11.74 percent are unjust and unreasonable.  The NETOs answered on June 3, 2016 and requested that FERC dismiss the complaint.  On September 20, 2016, the FERC issued an order establishing hearing and settlement judge procedures and set a 15-month complaint period beginning April 29, 2016. Management cannot at this time predict the ultimate outcome of this proceeding or the estimated impacts on the financial position, results of operations or cash flows of Eversource, CL&P, NSTAR Electric, PSNH and WMECO. A FERC ALJ initial decision could be received in 2017.

E.    Eversource and NSTAR Electric Boston Harbor Civil Action
On July 15, 2016, the United States Army Corps of Engineers filed a civil action in the United States District Court for the District of Massachusetts under provisions of the Rivers and Harbors Act of 1899 and the Clean Water Act against NSTAR Electric, Harbor Electric Energy Company, a wholly-owned subsidiary of NSTAR Electric (“HEEC”), and the Massachusetts Water Resources Authority (together with NSTAR Electric and HEEC, the “Defendants”).  The action alleges that the Defendants failed to comply with certain permitting requirements relating to the placement of the HEEC-owned electric distribution cable beneath Boston Harbor.  The action seeks an order to force HEEC to comply with cable depth requirements in the U.S. Army Corps of Engineers’ permit or alternatively to remove the electric distribution cable and cease unauthorized work in U.S. waterways.  The action also seeks civil penalties and other costs.  Management believes there are valid defenses to the claims and intends to defend NSTAR Electric and HEEC vigorously. Concurrently, NSTAR Electric and HEEC are seeking to work collaboratively with all parties for a mutually beneficial resolution.  At this time, management is unable to predict the outcome of this action or the impact on Eversource’s and NSTAR Electric’s financial position, results of operations, or cash flows.

9.    PSNH GENERATION ASSET SALE

On June 10, 2015, Eversource and PSNH entered into the 2015 Public Service Company of New Hampshire Restructuring and Rate Stabilization Agreement (the Agreement) with the New Hampshire Office of Energy and Planning, certain members of the NHPUC staff, the Office of Consumer Advocate, two State Senators, and several other parties.  Under the terms of the Agreement, PSNH agreed to divest its generation assets, subject to NHPUC approval.  The Agreement provided for a resolution of issues pertaining to PSNH’s generation assets in pending regulatory proceedings before the NHPUC.  The Agreement provided for the Clean Air Project prudence proceeding to be resolved and all remaining Clean Air Project costs to be included in rates effective January 1, 2016.  In addition, PSNH will not seek a general distribution rate increase effective before July 1, 2017 and will contribute $5 million to create a clean energy fund, which will not be recoverable from its customers.  In the first nine months of 2015, PSNH recorded the $5 million contribution as a long-term liability and an increase to Operations and Maintenance expense on the statements of income.

On July 1, 2016, the NHPUC approved the Agreement in an order that, among other things, instructs PSNH to begin the process to divest its generation assets.  The NHPUC selected an auction adviser to assist with the divestiture, and a final plan and auction process will be determined by the NHPUC in the fourth quarter of 2016.  Upon completion of the divestiture process, all remaining stranded costs will be recovered via bonds that will be secured by a non-bypassable charge or through recoveries in rates billed to PSNH’s customers.

If the NHPUC approves the sale of the assets, the Company expects the assets will be sold prior to the end of 2017.  The sales price of the generating assets could be less than the carrying value, but the Company believes that full recovery of PSNH’s generation assets is probable through a combination of cash flows during the remaining operating period, sales proceeds upon divestiture, and recovery of stranded costs in future rates.

As of September 30, 2016, PSNH’s generation assets were as follows:

(Millions of Dollars)
Gross Plant	$1,191.0
Accumulated Depreciation	(552.1)
Net Plant	638.9
Fuel, Materials, Supplies and Allowances	161.9

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

	As of September 30, 2016		As of December 31, 2015
Eversource (Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$166.6	$155.6	$157.9
Long-Term Debt	9,609.0	10,454.8	9,034.5	9,425.9

	CL&P		NSTAR Electric		PSNH		WMECO
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of September 30, 2016:
Preferred Stock Not Subject to Mandatory Redemption	$116.2	$122.2	$43.0	$44.4	$—	$—	$—	$—
Long-Term Debt	2,765.4	3,216.8	2,078.0	2,338.8	1,071.8	1,142.9	566.7	616.9

As of December 31, 2015:
Preferred Stock Not Subject to Mandatory Redemption	$116.2	$114.9	$43.0	$43.0	$—	$—	$—	$—
Long-Term Debt	2,763.7	3,031.6	2,029.8	2,182.4	1,071.0	1,121.2	517.3	551.8

Derivative Instruments and Marketable Securities: Derivative instruments and investments in marketable securities are carried at fair value.  For further information, see Note 4, “Derivative Instruments,” and Note 5, “Marketable Securities,” to the financial statements.

See Note 1D, “Summary of Significant Accounting Policies - Fair Value Measurements,” for the fair value measurement policy and the fair value hierarchy.

11.    ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in accumulated other comprehensive income/(loss) by component, net of tax, is as follows:

	For the Nine Months Ended September 30, 2016				For the Nine Months Ended September 30, 2015
	Qualified Cash Flow Hedging Instruments	Unrealized Gains/(Losses) on Marketable Securities	Defined Benefit Plans	Total	Qualified Cash Flow Hedging Instruments	Unrealized Gains/(Losses) on Marketable Securities	Defined Benefit Plans	Total
Eversource (Millions of Dollars)
Balance as of Beginning of Period	$(10.3)	$(1.9)	$(54.6)	$(66.8)	$(12.4)	$0.7	$(62.3)	$(74.0)

OCI Before Reclassifications	—	2.3	(5.3)	(3.0)	—	(3.9)	(0.4)	(4.3)
Amounts Reclassified from AOCI	1.6	—	2.6	4.2	1.5	—	3.3	4.8
Net OCI	1.6	2.3	(2.7)	1.2	1.5	(3.9)	2.9	0.5
Balance as of End of Period	$(8.7)	$0.4	$(57.3)	$(65.6)	$(10.9)	$(3.2)	$(59.4)	$(73.5)

Eversource’s qualified cash flow hedging instruments represent interest rate swap agreements on debt issuances that were settled in prior years. The settlement amount was recorded in AOCI and is being amortized into Net Income over the term of the underlying debt instrument.  CL&P, PSNH and WMECO continue to amortize interest rate swaps settled in prior years from AOCI into Interest Expense over the remaining life of the associated long-term debt. Such interest rate swaps are not material to their respective financial statements.

Defined benefit plan OCI amounts before reclassifications relate to actuarial gains and losses and prior service costs that arose during the year and were recognized in AOCI. For further information see Note 7, “Pension Benefits and Postretirement Benefits Other Than Pensions.” The unamortized actuarial gains and losses and prior service costs on the defined benefit plans are amortized from AOCI into Operations and Maintenance expense over the average future employee service period, and are reflected in amounts reclassified from AOCI.

12.    COMMON SHARES

The following table sets forth the Eversource parent common shares and the shares of common stock of CL&P, NSTAR Electric, PSNH and WMECO that were authorized and issued as well as the respective per share par values:

	Shares
		Authorized as of September 30, 2016 and	Issued as of
	Par Value	December 31, 2015	September 30, 2016	December 31, 2015
Eversource	$5	380,000,000	333,878,402	333,862,615
CL&P	$10	24,500,000	6,035,205	6,035,205
NSTAR Electric	$1	100,000,000	100	100
PSNH	$1	100,000,000	301	301
WMECO	$25	1,072,471	434,653	434,653

As of both September 30, 2016 and December 31, 2015, there were 16,671,366 Eversource common shares held as treasury shares.  As of September 30, 2016 and December 31, 2015, Eversource common shares outstanding were 317,207,036 and 317,191,249, respectively.

13.    COMMON SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

Dividends on the preferred stock of CL&P and NSTAR Electric totaled $1.9 million for the three months ended September 30, 2016 and 2015, and $5.6 million for the nine months ended September 30, 2016 and 2015.  These dividends were presented as Net Income Attributable to Noncontrolling Interests on the Eversource statements of income.  Noncontrolling Interest – Preferred Stock of Subsidiaries on the Eversource balance sheets totaled $155.6 million as of September 30, 2016 and December 31, 2015.  On the Eversource balance sheets, Common Shareholders’ Equity was fully attributable to the parent and Noncontrolling Interest – Preferred Stock of Subsidiaries was fully attributable to the noncontrolling interest.

14.    EARNINGS PER SHARE

Basic EPS is computed based upon the weighted average number of common shares outstanding during each period.  Diluted EPS is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect of certain share-based compensation awards as if they were converted into common shares.  The dilutive effect of unvested RSU and performance share awards and unexercised stock options is calculated using the treasury stock method.  RSU and performance share awards are included in basic weighted average common shares outstanding as of the date that all necessary vesting conditions have been satisfied.  For the three and nine months ended September 30, 2016 and 2015, there were no antidilutive share awards excluded from the computation.

The following table sets forth the components of basic and diluted EPS:

Eversource (Millions of Dollars, except share information)	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net Income Attributable to Common Shareholders	$265.3	$235.9	$713.1	$696.7

Weighted Average Common Shares Outstanding:
Basic	317,787,836	317,452,212	317,696,823	317,296,107
Dilutive Effect	789,243	953,057	814,786	1,099,935
Diluted	318,577,079	318,405,269	318,511,609	318,396,042
Basic EPS	$0.83	$0.74	$2.24	$2.20
Diluted EPS	$0.83	$0.74	$2.24	$2.19

15.    SEGMENT INFORMATION

Presentation:  Eversource is organized into the Electric Distribution, Electric Transmission and Natural Gas Distribution reportable segments and Other based on a combination of factors, including the characteristics of each segments’ services, the sources of operating revenues and expenses and the regulatory environment in which each segment operates.  These reportable segments represent substantially all of Eversource’s total consolidated revenues.  Revenues from the sale of electricity and natural gas primarily are derived from residential, commercial and industrial customers and are not dependent on any single customer.  The Electric Distribution reportable segment includes the generation activities of PSNH and WMECO.

The remainder of Eversource’s operations is presented as Other in the tables below and primarily consists of 1) the equity in earnings of Eversource parent from its subsidiaries and intercompany interest income, both of which are eliminated in consolidation, and interest expense related to the debt of Eversource parent, 2) the revenues and expenses of Eversource Service, most of which are eliminated in consolidation, 3) the operations of CYAPC and YAEC, 4) the results of Eversource Gas Transmission LLC and 5) the results of other unregulated subsidiaries, which are not part of its core business.

Cash flows used for investments in plant included in the segment information below are cash capital expenditures that do not include amounts incurred but not paid, cost of removal, AFUDC related to equity funds, and the capitalized portions of pension expense.

Eversource’s reportable segments are determined based upon the level at which Eversource’s chief operating decision maker assesses performance and makes decisions about the allocation of company resources.  Each of Eversource’s subsidiaries, including CL&P, NSTAR Electric, PSNH and WMECO, has one reportable segment.  Eversource’s operating segments and reporting units are consistent with its reportable business segments.

Eversource’s segment information is as follows:

	For the Three Months Ended September 30, 2016
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Other	Eliminations	Total
Operating Revenues	$1,623.4	$99.2	$306.8	$211.5	$(201.2)	$2,039.7
Depreciation and Amortization	(154.8)	(15.2)	(47.1)	(8.6)	0.5	(225.2)
Other Operating Expenses	(1,146.8)	(87.8)	(90.2)	(179.3)	199.5	(1,304.6)
Operating Income/(Loss)	321.8	(3.8)	169.5	23.6	(1.2)	509.9
Interest Expense	(49.0)	(10.2)	(26.9)	(15.1)	1.3	(99.9)
Other Income, Net	5.3	0.6	6.3	256.9	(255.5)	13.6
Net Income Attributable to Common Shareholders	$170.1	$(7.0)	$88.4	$268.5	$(254.7)	$265.3

	For the Nine Months Ended September 30, 2016
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Other	Eliminations	Total
Operating Revenues	$4,362.6	$622.3	$892.5	$636.8	$(651.7)	$5,862.5
Depreciation and Amortization	(380.9)	(47.9)	(137.7)	(23.1)	1.6	(588.0)
Other Operating Expenses	(3,230.1)	(462.4)	(245.7)	(564.7)	650.2	(3,852.7)
Operating Income	751.6	112.0	509.1	49.0	0.1	1,421.8
Interest Expense	(144.6)	(30.8)	(82.2)	(45.8)	4.8	(298.6)
Other Income, Net	11.6	0.5	14.2	781.4	(784.0)	23.7
Net Income Attributable to Common Shareholders	$381.3	$51.9	$266.6	$791.7	$(778.4)	$713.1
Cash Flows Used for Investments in Plant	$570.9	$170.3	$536.2	$81.8	$—	$1,359.2

	For the Three Months Ended September 30, 2015
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Other	Eliminations	Total
Operating Revenues	$1,543.7	$106.2	$270.4	$211.6	$(198.8)	$1,933.1
Depreciation and Amortization	(84.5)	(17.5)	(42.4)	(7.1)	0.5	(151.0)
Other Operating Expenses	(1,140.8)	(92.7)	(78.3)	(199.6)	198.5	(1,312.9)
Operating Income/(Loss)	318.4	(4.0)	149.7	4.9	0.2	469.2
Interest Expense	(47.4)	(9.2)	(25.9)	(11.2)	1.2	(92.5)
Other Income/(Loss), Net	1.9	(0.2)	3.8	241.9	(242.2)	5.2
Net Income Attributable to Common Shareholders	$167.5	$(3.7)	$78.0	$234.9	$(240.8)	$235.9

	For the Nine Months Ended September 30, 2015
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Other	Eliminations	Total
Operating Revenues	$4,686.5	$799.6	$787.2	$655.2	$(664.9)	$6,263.6
Depreciation and Amortization	(342.1)	(53.4)	(122.6)	(21.5)	1.6	(538.0)
Other Operating Expenses	(3,535.7)	(631.5)	(225.5)	(619.4)	665.2	(4,346.9)
Operating Income	808.7	114.7	439.1	14.3	1.9	1,378.7
Interest Expense	(140.6)	(27.2)	(79.8)	(35.4)	3.4	(279.6)
Other Income/(Loss), Net	9.6	(0.1)	11.9	777.0	(774.5)	23.9
Net Income Attributable to Common Shareholders	$418.9	$57.3	$225.0	$764.7	$(769.2)	$696.7
Cash Flows Used for Investments in Plant	$506.5	$120.0	$493.9	$56.9	$—	$1,177.3

The following table summarizes Eversource’s segmented total assets:

Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Other	Eliminations	Total
As of September 30, 2016	$18,140.0	$3,149.9	$8,454.4	$13,624.8	$(12,286.8)	$31,082.3
As of December 31, 2015	17,981.3	3,104.5	8,019.3	13,256.7	(11,781.5)	30,580.3

EVERSOURCE ENERGY AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related combined notes included in this combined Quarterly Report on Form 10-Q, the combined quarterly reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016, as well as the Eversource 2015 Form 10-K.  References in this combined Quarterly Report on Form 10-Q to “Eversource,” the “Company,” “we,” “us,” and “our” refer to Eversource Energy and its consolidated subsidiaries.  All per share amounts are reported on a diluted basis.  The unaudited condensed consolidated financial statements of Eversource, NSTAR Electric and PSNH and the unaudited condensed financial statements of CL&P and WMECO are herein collectively referred to as the “financial statements.”

Refer to the Glossary of Terms included in this combined Quarterly Report on Form 10-Q for abbreviations and acronyms used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The only common equity securities that are publicly traded are common shares of Eversource.  The earnings and EPS of each business discussed below do not represent a direct legal interest in the assets and liabilities of such business but rather represent a direct interest in our assets and liabilities as a whole.  EPS by business is a financial measure not recognized under GAAP calculated by dividing the Net Income Attributable to Common Shareholders of each business by the weighted average diluted Eversource common shares outstanding for the period.  The tabular presentations below also include non-GAAP financial measures referencing our third quarter and first nine months of 2016 and 2015 earnings and EPS excluding certain integration costs.  We use these non-GAAP financial measures to evaluate and to provide details of earnings by business and to more fully compare and explain our third quarter and first nine months of 2015 results without including the impact of these items.  Due to the nature and significance of these items on Net Income Attributable to Common Shareholders, we believe that the non-GAAP presentation provides additional and useful information to readers of this report in analyzing historical and future performance by business.  These non-GAAP financial measures should not be considered as an alternative to reported Net Income Attributable to Common Shareholders or EPS determined in accordance with GAAP as an indicator of operating performance.

Reconciliations of the above non-GAAP financial measures to the most directly comparable GAAP measures of consolidated diluted EPS and Net Income Attributable to Common Shareholders are included under “Financial Condition and Business Analysis – Overview – Consolidated” and “Financial Condition and Business Analysis – Overview – Regulated Companies” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein.

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

Financial Condition and Business Analysis

Executive Summary

The following items in this executive summary are explained in more detail in this combined Quarterly Report on Form 10-Q:

Results:

•
We earned $265.3 million, or $0.83 per share, in the third quarter of 2016, and $713.1 million, or $2.24 per share, in the first nine months of 2016, compared with $235.9 million, or $0.74 per share, in the third quarter of 2015, and $696.7 million, or $2.19 per share, in the first nine months of 2015.

•
Our electric distribution segment, which includes generation, earned $170.1 million, or $0.53 per share, in the third quarter of 2016, and $381.3 million, or $1.20 per share, in the first nine months of 2016, compared with earnings of $167.3 million, or $0.53 per share, in the third quarter of 2015, and $418.7 million, or $1.32 per share, in the first nine months of 2015.

•
Our transmission segment earned $88.4 million, or $0.28 per share, in the third quarter of 2016, and $266.6 million, or $0.84 per share, in the first nine months of 2016, compared with $78.0 million, or $0.24 per share, in the third quarter of 2015, and $225.0 million, or $0.70 per share, in the first nine months of 2015.

•
Our natural gas distribution segment had a net loss of $7.0 million, or $0.02 per share, in the third quarter of 2016, and earnings of $51.9 million, or $0.16 per share, in the first nine months of 2016, compared with a net loss of $3.5 million, or $0.01 per share, in the third quarter of 2015, and earnings of $57.5 million, or $0.18 per share, in the first nine months of 2015.

•
Eversource parent and other companies earned $13.8 million in the third quarter of 2016 and $13.3 million in the first nine months of 2016, compared with a net loss of $5.9 million in the third quarter of 2015 and $4.5 million in the first nine months of 2015.

Liquidity:

•
Cash flows provided by operating activities totaled $1.65 billion in the first nine months of 2016, compared with $1.35 billion in the first nine months of 2015.  Investments in property, plant and equipment totaled $1.36 billion in the first nine months of 2016, compared with $1.18 billion in the first nine months of 2015.  Cash and cash equivalents totaled $40.1 million as of September 30, 2016, compared with $23.9 million as of December 31, 2015.

•	On September 7, 2016, our Board of Trustees approved a common share dividend payment of $0.445 per share, which was paid on September 30, 2016 to shareholders of record as of September 19, 2016.

Strategic, Legislative, Regulatory, Policy and Other Items:

•
In late 2015 and early 2016, NSTAR Electric, WMECO and a subsidiary of National Grid filed with the Massachusetts DPU seeking approval of contracts with Access Northeast for natural gas pipeline capacity and storage. The DPU had determined in 2015 that it had authority to approve such contracts if they were found to be in the public interest. On August 17, 2016, the Massachusetts Supreme Judicial Court vacated the DPU’s 2015 order, holding that the state’s electric utility restructuring statutes precluded the DPU from approving contracts by EDCs for natural gas capacity. In early 2016, PSNH filed with the NHPUC seeking approval of its contract with Access Northeast for natural gas pipeline capacity and storage. On October 6, 2016, contrary to a 2015 recommendation from its staff, the NHPUC ruled that it did not have authority to approve such contracts under the state’s electric utility restructuring statutes. On October 25, 2016, the Connecticut DEEP issued a notice of cancellation, without prejudice, of its natural gas capacity review process. We are currently reviewing options surrounding Access Northeast and, depending on the outcome of the potential options selected, the timing, configuration and cost of Access Northeast could change.

•	On October 14, 2016, in an important foundational order for NPT, the NHPUC granted NPT public utility status, conditioned on project approval.

•
On October 24, 2016, Eversource was notified that neither the NPT project nor the Clean Energy Connect project were selected in the three-state Clean Energy RFP bidding process.  The Company is currently placing efforts on the next round of contracting opportunities, specifically in Massachusetts, where new legislation requires electric distribution companies to jointly solicit RFPs and enter into long-term contracts for large-scale hydro projects.

Overview

Consolidated:  Below is a summary of our earnings by business, which also reconciles the non-GAAP financial measure of EPS by business to the most directly comparable GAAP measure of diluted EPS, for the third quarter and first nine months of 2016 and 2015.  Also included in the summary for the third quarter and first nine months of 2015 is a reconciliation of the non-GAAP financial measure of consolidated non-GAAP earnings to the most directly comparable GAAP measure of consolidated Net Income Attributable to Common Shareholders.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016		2015		2016		2015
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income Attributable to Common Shareholders (GAAP)	$265.3	$0.83	$235.9	$0.74	$713.1	$2.24	$696.7	$2.19
Regulated Companies	$251.5	$0.79	$242.2	$0.76	$699.8	$2.20	$702.3	$2.20
Eversource Parent and Other Companies	13.8	0.04	(4.6)	(0.01)	13.3	0.04	2.2	0.01
Non-GAAP Earnings	N/A	N/A	237.6	0.75	N/A	N/A	704.5	2.21
Integration Costs (after-tax) (1)	N/A	N/A	(1.7)	(0.01)	N/A	N/A	(7.8)	(0.02)
Net Income Attributable to Common Shareholders (GAAP)	$265.3	$0.83	$235.9	$0.74	$713.1	$2.24	$696.7	$2.19

(1)	The 2015 integration costs were associated with our branding efforts and severance costs.

Regulated Companies:  Our Regulated companies consist of the electric distribution, electric transmission, and natural gas distribution segments. Generation activities of PSNH and WMECO are included in our electric distribution segment.  A summary of our segment earnings and EPS for the third quarter and first nine months of 2016 and 2015 is as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016		2015		2016		2015
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Electric Distribution	$170.1	$0.53	$167.7	$0.53	$381.3	$1.20	$419.8	$1.32
Electric Transmission	88.4	0.28	78.0	0.24	266.6	0.84	225.0	0.70
Natural Gas Distribution	(7.0)	(0.02)	(3.5)	(0.01)	51.9	0.16	57.5	0.18
Non-GAAP Earnings	N/A	N/A	242.2	0.76	N/A	N/A	702.3	2.20
Integration Costs (after-tax)	N/A	N/A	(0.4)	—	N/A	N/A	(1.1)	—
Net Income - Regulated Companies	$251.5	$0.79	$241.8	$0.76	$699.8	$2.20	$701.2	$2.20

Our electric distribution segment earnings increased $2.8 million in the third quarter of 2016, as compared to the third quarter of 2015, due primarily to increased CL&P distribution revenues primarily as a result of higher rate base, and higher generation earnings. These favorable earnings impacts were partially offset by higher depreciation expense and higher property tax and other tax expense.

Our electric distribution segment earnings decreased $37.4 million in the first nine months of 2016, as compared to the first nine months of 2015, due primarily to the absence in 2016 of the resolution of NSTAR Electric’s basic service bad debt adder mechanism recorded in the first quarter of 2015 ($14.5 million), the absence in 2016 of the favorable impact associated with the NSTAR Electric and NSTAR Gas Comprehensive Settlement Agreement recorded in the first quarter of 2015 ($13 million), lower non-decoupled retail electric sales volumes due primarily to increased customer energy conservation efforts and warmer than normal weather in the first quarter of 2016, as compared to the much colder than normal temperatures in the first quarter of 2015, higher depreciation expense, and higher property tax and other tax expense.  These unfavorable earnings impacts were partially offset by increased CL&P distribution revenues primarily as a result of higher rate base and the absence of an authorized ROE reduction, as stipulated in the PURA 2014 rate case decision, and higher generation earnings.

Our electric transmission segment earnings increased $10.4 million in the third quarter of 2016, as compared to the third quarter of 2015, due primarily to a higher transmission rate base as a result of increased investments in our transmission infrastructure.

Our electric transmission segment earnings increased $41.6 million in the first nine months of 2016, as compared to the first nine months of 2015, due primarily to a higher transmission rate base as a result of increased investments in our transmission infrastructure and the absence in 2016 of reserve charges of $12.4 million recorded in the first quarter of 2015 associated with the FERC ROE complaint proceedings.

Our natural gas distribution segment earnings decreased $3.5 million in the third quarter of 2016, as compared to the third quarter of 2015, due primarily to a higher effective tax rate in 2016, partially offset by the higher return earned on the NSTAR Gas System Enhancement Program (GSEP) capital tracker mechanism effective in 2016.

Our natural gas distribution segment earnings decreased $5.6 million in the first nine months of 2016, as compared to the first nine months of 2015, due primarily to lower non-decoupled firm natural gas sales volumes driven by the warmer than normal weather in the first quarter of 2016, as compared to the much colder than normal temperatures in the first quarter of 2015, higher property tax expense and higher interest expense. Partially offsetting these unfavorable earnings impacts were lower operations and maintenance expense, the impact of the NSTAR Gas base distribution rate increase effective January 1, 2016, and the higher return earned on the NSTAR Gas GSEP capital tracker mechanism effective in 2016.

Eversource Parent and Other Companies:  Eversource parent and other companies had earnings of $13.8 million and $13.3 million in the third quarter and first nine months of 2016, respectively, compared with a net loss of $5.9 million and $4.5 million in the third quarter and first nine months of 2015, respectively.  The earnings increase in the third quarter and first nine months of 2016 was due primarily to a lower effective tax rate, the absence in 2016 of integration costs, and the absence in 2016 of a bad debt reserve recorded in the third quarter of 2015 at Eversource’s unregulated business, partially offset by higher interest expense.

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

Fluctuations in retail electric sales volumes at NSTAR Electric and PSNH impact earnings (“Traditional” in the table below).  For CL&P and WMECO, fluctuations in retail electric sales volumes do not impact earnings due to their respective regulatory commission approved distribution revenue decoupling mechanisms (“Decoupled” in the table below).  These distribution revenues are decoupled from their customer sales volumes, which breaks the relationship between sales volumes and revenues recognized.  CL&P and WMECO reconcile their annual base distribution rate recovery amounts to their respective pre-established levels of baseline distribution delivery service revenues of $1.059 billion and $132.4 million, respectively.  Any difference between the allowed level of distribution revenue and the actual amount incurred during a 12-month period is adjusted through rates in the following period.

Fluctuations in natural gas sales volumes in Massachusetts do not impact earnings due to the DPU-approved natural gas distribution revenue decoupling mechanism approved in the last rate case decision (“Decoupled” in the table below).  Natural gas distribution revenues are decoupled from their customer sales volumes, where applicable, which breaks the relationship between sales volumes and revenues recognized.

A summary of our retail electric GWh sales volumes and our firm natural gas sales volumes in million cubic feet (Mcf) and percentage changes is as follows:

	For the Three Months Ended September 30, 2016 Compared to 2015			For the Nine Months Ended September 30, 2016 Compared to 2015
	Sales Volumes (GWh)		Percentage	Sales Volumes (GWh)		Percentage
Electric	2016	2015	Increase/(Decrease)	2016	2015	Increase/(Decrease)
Traditional:
Residential	2,910	2,832	2.8%	7,407	7,706	(3.9)%
Commercial	4,525	4,583	(1.3)%	12,376	12,615	(1.9)%
Industrial	696	721	(3.5)%	1,948	1,988	(2.0)%
Total – Traditional	8,131	8,136	(0.1)%	21,731	22,309	(2.6)%

Decoupled:
Residential	3,398	3,245	4.7%	8,750	9,108	(3.9)%
Commercial	3,039	3,030	0.3%	8,315	8,524	(2.5)%
Industrial	776	795	(2.4)%	2,170	2,233	(2.8)%
Total – Decoupled	7,213	7,070	2.0%	19,235	19,865	(3.2)%
Total Sales Volumes	15,344	15,206	0.9%	40,966	42,174	(2.9)%

	For the Three Months Ended September 30, 2016 Compared to 2015			For the Nine Months Ended September 30, 2016 Compared to 2015
	Sales Volumes (Mcf)		Percentage	Sales Volumes (Mcf)		Percentage
Firm Natural Gas	2016	2015	Increase/(Decrease)	2016	2015	Increase/(Decrease)
Traditional:
Residential	956	955	0.1%	10,109	12,022	(15.9)%
Commercial	2,350	2,310	1.7%	13,864	15,578	(11.0)%
Industrial	1,964	2,184	(10.1)%	7,597	8,755	(13.2)%
Total – Traditional	5,270	5,449	(3.3)%	31,570	36,355	(13.2)%

Decoupled:
Residential	1,308	1,531	(14.6)%	13,848	17,078	(18.9)%
Commercial	2,147	2,065	4.0%	15,019	17,002	(11.7)%
Industrial	990	977	1.3%	4,163	4,670	(10.9)%
Total – Decoupled	4,445	4,573	(2.8)%	33,030	38,750	(14.8)%
Special Contracts (1)	1,208	1,115	8.3%	3,507	3,384	3.6%
Total – Decoupled and Special Contracts	5,653	5,688	(0.6)%	36,537	42,134	(13.3)%
Total Sales Volumes	10,923	11,137	(1.9)%	68,107	78,489	(13.2)%

(1)
Special contracts are unique to the natural gas distribution customers who take service under such an arrangement and generally specify the amount of distribution revenue to be paid to Yankee Gas regardless of the customers’ usage.

For the third quarter of 2016, retail electric sales volumes at our electric utilities with a traditional rate structure (NSTAR Electric and PSNH) remained relatively unchanged, as compared to the third quarter of 2015.  Favorable results due to weather in the third quarter of 2016 were offset by lower customer usage driven by the impact of increased customer energy conservation efforts, including those resulting from company-sponsored energy efficiency programs, which resulted in flat traditional retail electric sales volumes. For the first nine months of 2016, retail electric sales volumes at our electric utilities with a traditional rate structure were lower, as compared to the first nine months of 2015, due primarily to lower customer usage driven by the impact of increased customer energy conservation efforts, including those resulting from company-sponsored energy efficiency programs, and the impact of warmer than normal weather in the first quarter of 2016 throughout those service territories, as compared to the much colder than normal temperatures in the first quarter of 2015.  Heating degree days for the first nine months 2016 were 18.4 percent lower in the Boston metropolitan area and 17.9 percent lower in New Hampshire, as compared to the same period in 2015.

On January 28, 2016, Eversource received approval of a three-year energy efficiency plan in Massachusetts, which includes recovery of LBR at NSTAR Electric until it is operating under a decoupled rate structure.  NSTAR Electric earns LBR related to reductions in sales volume as a result of successful energy efficiency programs.  LBR is recovered from retail customers through current rates.  NSTAR Electric recognized LBR of $17.4 million and $44.1 million in the third quarter and first nine months of 2016, respectively, compared to $19 million and $46.7 million in the third quarter and first nine months of 2015, respectively.

Our firm natural gas sales volumes are subject to many of the same influences as our retail electric sales volumes.  In addition, they have benefited from customer growth in both of our natural gas distribution companies.  In the third quarter of 2016, our consolidated firm natural gas sales volumes were lower, as compared to the third quarter of 2015.  Consolidated firm natural gas sales volumes were much lower in the first nine months of 2016, as compared to the first nine months of 2015.  The first nine months of 2016 firm natural gas sales volumes were negatively impacted by warmer than normal weather in the first quarter of 2016, as compared to the much colder than normal temperatures in the first quarter of 2015, throughout our natural gas service territories.  Heating degree days for the first nine months of 2016 were 16.7 percent lower in Connecticut, as compared to the same period in 2015.

Liquidity

Consolidated:  Cash and cash equivalents totaled $40.1 million as of September 30, 2016, compared with $23.9 million as of December 31, 2015.

Commercial Paper Programs and Credit Agreements: Eversource parent has a $1.45 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt.  As of September 30, 2016 and December 31, 2015, Eversource parent had $698.5 million and approximately $1.1 billion, respectively, in short-term borrowings outstanding under the Eversource parent commercial paper program, leaving $751.5 million and $351.5 million of available borrowing capacity as of September 30, 2016 and December 31, 2015, respectively. The weighted-average interest rate on these borrowings as of September 30, 2016 and December 31, 2015 was 0.66 percent and 0.72 percent, respectively.   As of September 30, 2016, there were intercompany loans from Eversource parent of $108.5 million to CL&P, $107.5 million to PSNH, and $48.2 million to WMECO.  As of December 31, 2015, there were intercompany loans from Eversource parent of $277.4 million to CL&P, $231.3 million to PSNH and $143.4 million to WMECO.  Eversource parent, CL&P, PSNH, WMECO, NSTAR Gas and Yankee Gas are parties to a five-year $1.45 billion revolving credit facility. Effective September 26, 2016, the revolving credit facility’s termination date was extended for one additional year to September 4, 2021.  The revolving credit facility serves to backstop Eversource parent’s $1.45 billion commercial paper program.  There were no borrowings outstanding on the revolving credit facility as of September 30, 2016 or December 31, 2015.

NSTAR Electric has a $450 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt.  As of September 30, 2016 and December 31, 2015, NSTAR Electric had $36.0 million and $62.5 million, respectively, in short-term borrowings outstanding under its commercial paper program, leaving $414.0 million and $387.5 million of available borrowing capacity as of September 30, 2016 and December 31, 2015, respectively.  The weighted-average interest rate on these borrowings as of September 30, 2016 and December 31, 2015 was 0.42 percent and 0.40 percent, respectively.  NSTAR Electric is a party to a five-year $450 million revolving credit facility. Effective September 26, 2016, the revolving credit facility’s termination date was extended for one additional year to September 4, 2021. The revolving credit facility serves to backstop NSTAR Electric’s $450 million commercial paper program.   There were no borrowings outstanding on the revolving credit facility as of September 30, 2016 or December 31, 2015.

Short-Term Borrowing Limits: The amount of short-term borrowings that may be incurred by NSTAR Electric is subject to periodic approval by the FERC. On August 8, 2016, the FERC granted authorization to allow NSTAR Electric to issue total short-term debt securities in an aggregate principal amount not to exceed $655 million outstanding at any one time, through October 23, 2018.

Cash Flows:  Cash flows provided by operating activities totaled $1.65 billion in the first nine months of 2016, compared with $1.35 billion in the first nine months of 2015.  The increase in operating cash flows was due primarily to an increase in regulatory recoveries, primarily at NSTAR Electric, due to collections from customers in excess of purchased power costs, a $94.8 million net favorable impact due to the change in income tax payments made, or refunds received, a decrease of $41 million in Pension and PBOP plan cash contributions and the timing of payments related to accounts payable. Partially offsetting these favorable impacts was the timing of collections and payments related to our working capital items.

Credit Ratings:  On July 6, 2016, Fitch upgraded the corporate credit ratings by one level and changed the outlooks to stable from positive for CL&P, PSNH and WMECO.  Also on July 6, 2016, Fitch changed the outlook on Eversource parent from stable to positive.  On July 12, 2016, S&P changed its outlook on Eversource and its subsidiaries from stable to positive.  On July 19, 2016, Moody’s upgraded PSNH’s corporate credit rating by one level and changed the outlook from positive to stable.

A summary of our corporate credit ratings and outlooks by Moody’s, S&P and Fitch is as follows:

	Moody’s		S&P		Fitch
	Current	Outlook	Current	Outlook	Current	Outlook
Eversource Parent	Baa1	Stable	A	Positive	BBB+	Positive
CL&P	Baa1	Stable	A	Positive	A-	Stable
NSTAR Electric	A2	Stable	A	Positive	A	Stable
PSNH	A3	Stable	A	Positive	A-	Stable
WMECO	A2	Stable	A	Positive	A-	Stable

A summary of the current credit ratings and outlooks by Moody’s, S&P and Fitch for senior unsecured debt of Eversource parent, NSTAR Electric, and WMECO and senior secured debt of CL&P and PSNH is as follows:

	Moody’s		S&P		Fitch
	Current	Outlook	Current	Outlook	Current	Outlook
Eversource Parent	Baa1	Stable	A-	Positive	BBB+	Positive
CL&P	A2	Stable	A+	Positive	A+	Stable
NSTAR Electric	A2	Stable	A	Positive	A+	Stable
PSNH	A1	Stable	A+	Positive	A+	Stable
WMECO	A2	Stable	A	Positive	A	Stable

On September 7, 2016, our Board of Trustees approved a common share dividend payment of $0.445 per share, which was paid on September 30, 2016 to shareholders of record as of September 19, 2016.  In the first nine months of 2016, we paid cash dividends on common shares of $423.5 million, compared with $397.4 million in the first nine months of 2015.

In the first nine months of 2016, CL&P, NSTAR Electric, PSNH, and WMECO paid $149.7 million, $278.3 million, $58.2 million, and $28.5 million, respectively, in common stock dividends to Eversource parent.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized portions of pension expense.  In the first nine months of 2016, investments for Eversource, CL&P, NSTAR Electric, PSNH, and WMECO were $1.36 billion, $438.5 million, $327.7 million, $215.8 million, and $104.8 million, respectively.

Business Development and Capital Expenditures

Our consolidated capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized portions of pension expense (all of which are non-cash factors), totaled $1.43 billion in the first nine months of 2016, compared to $1.26 billion in the first nine months of 2015.  These amounts included $87.1 million and $58.6 million in the first nine months of 2016 and 2015, respectively, related to information technology and facilities upgrades and enhancements, primarily at Eversource Service and The Rocky River Realty Company.

Natural Gas Transmission Business:

Access Northeast: Access Northeast is a natural gas pipeline and storage project (the Project) being developed jointly by Eversource, Spectra Energy Partners, LP (Spectra) and National Grid plc (National Grid), through Algonquin Gas Transmission, LLC (AGT). The Project will enhance the Algonquin and Maritimes & Northeast pipeline systems using existing routes and will include two new LNG storage tanks and liquefaction and vaporization facilities in Acushnet, Massachusetts that will be connected to the Algonquin natural gas pipeline. The Project is expected to be capable of delivering approximately 900 million cubic feet of additional natural gas per day to New England on peak demand days. Eversource and Spectra each own a 40 percent interest in the Project, with the remaining 20 percent interest owned by National Grid. The total projected cost for both the pipeline and the LNG storage facilities is expected to be approximately $3 billion, with projected in-service dates commencing in November 2018. The Project is subject to FERC and other federal and state regulatory approvals.

As part of the Project’s development, AGT sought to secure long-term natural gas transmission capacity contracts with many of the electric distribution companies (EDCs) of New England. In Connecticut, on June 2, 2016, the DEEP issued an RFP for natural gas pipeline capacity and storage. Proposals were submitted on June 29, 2016. On October 25, 2016, the DEEP canceled this RFP process without prejudice. The DEEP retains its authority to issue future RFPs to procure natural gas resources for the purpose of providing more reliable electric service for the benefit of the Connecticut customers and to meet the state’s energy and environmental goals and policies.

On June 30, 2016, a subsidiary of National Grid filed with the Rhode Island Public Utilities Commission (RIPUC) seeking approval of its contract with AGT for natural gas pipeline capacity and storage. The RIPUC has placed a stay on the docket and asked National Grid for a status update in January 2017. On September 14, 2016, the Maine PUC issued an order to move forward with a contract with AGT for natural gas pipeline capacity, contingent upon the participation by EDCs in other New England states.

In late 2015 and early 2016, NSTAR Electric, WMECO and a subsidiary of National Grid filed with the Massachusetts DPU seeking approval of contracts with AGT for natural gas pipeline capacity and storage. The DPU had determined in 2015 that it had authority to approve such contracts if they were found to be in the public interest. On August 17, 2016, the Massachusetts Supreme Judicial Court vacated the DPU’s 2015 order, holding that the state’s electric utility restructuring statutes precluded the DPU from approving contracts by EDCs for natural gas capacity.

On February 18, 2016, PSNH filed with the NHPUC seeking approval of its contract with AGT for natural gas pipeline capacity and storage. On October 6, 2016, contrary to a 2015 recommendation from its staff, the NHPUC ruled that it did not have authority to approve such contracts under the state’s electric utility restructuring statutes.

Eversource, Spectra and National Grid are currently reviewing options surrounding the Project, with respect to the impact of the decisions from both the Massachusetts Supreme Judicial Court and the NHPUC, in order to help bring needed additional natural gas transmission and storage capacity to New England. The timing, configuration and cost of the Project could change, depending on the outcome of the potential options selected. At this time, we cannot predict the outcome of the potential options selected. At this time, we cannot predict the outcome of the potential options selected and, as a result, the potential impacts on our financial position, results of operations, or cash flows.

Electric Transmission Business:  Our consolidated electric transmission business capital expenditures increased by $37.1 million in the first nine months of 2016, as compared to the first nine months of 2015.  A summary of electric transmission capital expenditures by company is as follows:

	For the Nine Months Ended September 30,
(Millions of Dollars)	2016	2015
CL&P	$211.8	$146.9
NSTAR Electric	162.6	158.9
PSNH	80.2	115.2
WMECO	75.7	72.9
NPT	28.4	27.7
Total Electric Transmission Segment	$558.7	$521.6

GHCC:  The Greater Hartford Central Connecticut (GHCC) solutions, which have been approved by ISO-NE, consist of 27 projects with an expected investment of approximately $350 million that are expected to be placed in service from 2016 through 2018.  Seven projects have been placed in service, and 8 projects are in active construction.  As of September 30, 2016, CL&P had capitalized $93 million in costs associated with GHCC.

Northern Pass:  Northern Pass is Eversource’s planned HVDC transmission line from the Québec-New Hampshire border to Franklin, New Hampshire and an associated alternating current radial transmission line between Franklin and Deerfield, New Hampshire.  Northern Pass will interconnect at the Québec-New Hampshire border with a planned HQ HVDC transmission line.  On July 21, 2015, the DOE issued the draft Environmental Impact Statement (EIS) for Northern Pass representing a key milestone in the permitting process.  The DOE completed the comment period on the draft EIS on April 4, 2016, and is expected to issue the final EIS in the first quarter of 2017.  On August 18, 2015, NPT announced the Forward NH Plan, including a commitment to allocate $200 million to projects associated with economic development, tourism, community betterment, and clean energy innovations to benefit the state of New Hampshire.

On June 10, 2016, Northern Pass executed a settlement agreement with the NHPUC Staff regarding its petition to operate as a public utility once the project is fully permitted.  On October 14, 2016, in an important foundational order for the Northern Pass project, the NHPUC approved the settlement agreement and granted NPT public utility status, conditioned on project approval.  Additionally, on June 28, 2016, as part of the Forward NH Plan, PSNH filed a power purchase agreement (PPA) with the NHPUC.  The PPA, combined with the Forward NH Plan, is expected to deliver over $1 billion of energy cost savings and other benefits over the contract term to New Hampshire customers.  The Forward NH Plan and the PPA are both commitments that are contingent upon the Northern Pass transmission line going into commercial operation.

The New Hampshire Site Evaluation Committee (NH SEC) is currently in process of formal siting.  The NH SEC is expected to issue an order on NPT no later than September 2017 and the project is expected to be operational by the end of 2019.  On January 28, 2016, NPT bid into the three-state Clean Energy RFP process.  For further information on the RFP process, see “Regulatory Developments and Rate Matters – General – Clean Energy RFP” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Greater Boston Reliability Solutions: In February 2015, ISO-NE selected Eversource’s and National Grid’s proposed Greater Boston and New Hampshire Solution (Solution) to satisfy the requirements identified in the Greater Boston study.  The Solution consists of a portfolio of some 40 electric transmission upgrades covering southern New Hampshire and northern Massachusetts in the Merrimack Valley and continuing into the greater Boston metropolitan area, of which 27 are in Eversource’s service territory. The NH SEC issued its written order approving the New Hampshire upgrades on October 4, 2016. We are currently pursuing the necessary regulatory and siting application approvals in Massachusetts.  Construction has begun on several of the smaller projects not requiring siting approval.  All upgrades are expected to be completed by the end of 2019.  We estimate our portion of the investment in the Solution will be approximately $565 million, of which approximately $91 million has been capitalized through September 30, 2016.

Seacoast Reliability Project:  On April 12, 2016, PSNH filed a siting application with the NH SEC for the Seacoast Reliability Project, a 13-mile transmission line within several New Hampshire communities, which proposes to use a combination of overhead, underground and underwater line design to help meet the growing demand for electricity in the Seacoast region.  In June 2016, the NH SEC accepted our application as complete and we expect the NH SEC decision by mid-2017.  This project is expected to be completed by the end of 2018.  We estimate our investment in this project will be approximately $77 million, of which approximately $11 million has been capitalized through September 30, 2016.

Distribution Business:  A summary of distribution capital expenditures is as follows:

	For the Nine Months Ended September 30,
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	WMECO	Total Electric	Natural Gas	Total Electric and Natural Gas Distribution Segment
2016
Basic Business	$127.0	$87.7	$46.8	$10.7	$272.2	$48.9	$321.1
Aging Infrastructure	97.4	57.8	61.9	17.6	234.7	103.0	337.7
Load Growth	31.9	48.1	11.8	(2.5)	89.3	28.3	117.6
Total Distribution	256.3	193.6	120.5	25.8	596.2	180.2	776.4
Generation	—	—	8.5	—	8.5	—	8.5
Total Electric and Natural Gas Distribution Segment	$256.3	$193.6	$129.0	$25.8	$604.7	$180.2	$784.9

2015
Basic Business	$87.8	$75.2	$37.8	$12.2	$213.0	$35.1	$248.1
Aging Infrastructure	120.0	69.8	33.9	13.5	237.2	71.8	309.0
Load Growth	29.6	30.5	15.8	4.6	80.5	25.9	106.4
Total Distribution	237.4	175.5	87.5	30.3	530.7	132.8	663.5
Generation	—	—	15.9	—	15.9	—	15.9
Total Electric and Natural Gas Distribuion Segment	$237.4	$175.5	$103.4	$30.3	$546.6	$132.8	$679.4

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

The natural gas distribution segment’s capital spending program increased by $47.4 million in the first nine months of 2016, as compared to the first nine months of 2015, as a result of an increase in the replacement of aging pipeline, upgrades to our LNG facilities, and the favorable weather conditions in 2016 allowing for more capital spending on replacement and customer expansion.

FERC Regulatory Matters

FERC ROE Complaints: Four separate complaints have been filed at FERC by combinations of New England state attorneys general, state regulatory commissions, consumer advocates, consumer groups, municipal parties and other parties.  Each complaint challenges the NETOs’ previous base ROE of 11.14 percent or current base ROE of 10.57 percent and seeks to reduce it both for the four separate 15-month complaint periods and prospectively.

The FERC ordered a 10.57 percent base ROE for the first complaint period and prospectively from October 16, 2014, and that a utility’s total or maximum ROE for any incentive projects shall not exceed the top of the new zone of reasonableness, which was set at 11.74 percent.  We have refunded all amounts associated with the first complaint period.

The Company has recorded reserves across the complaint periods at its electric subsidiaries. In the first nine months of 2015, the Company recognized an after-tax charge to earnings (excluding interest) of $12.4 million, of which $7.9 million was recorded at CL&P, $1.4 million at NSTAR Electric, $0.6 million at PSNH, and $2.5 million at WMECO.

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

The impact of a 10 basis point change to our existing base ROE of 10.57 percent would affect Eversource’s after-tax earnings by approximately $3 million for each of the 15-month second and third complaint periods.  If we adjusted our reserves based on the recommendations in the FERC ALJ initial decision (for both the base ROE and maximum ROE for transmission incentive projects) for the second and third complaints, then it would result in an after-tax increase of approximately $34 million and an after-tax decrease of approximately $8 million, respectively, to our existing reserves.

For the fourth complaint, filed April 29, 2016, certain municipal utilities claimed the current base ROE of 10.57 percent and the incentive cap of 11.74 percent are unjust and unreasonable.  The NETOs answered on June 3, 2016 and requested that FERC dismiss the complaint. On September 20, 2016, FERC issued an order establishing hearing and settlement judge procedures and set a 15-month complaint period beginning April 29, 2016. We cannot at this time predict the ultimate outcome of this proceeding or the estimated impacts on the financial position, results of operations or cash flows of Eversource, CL&P, NSTAR Electric, PSNH and WMECO. A FERC ALJ initial decision could be received in 2017.

Regulatory Developments and Rate Matters

General:

Clean Energy RFP:  Pursuant to clean energy goals established in three New England states (Connecticut, Massachusetts and Rhode Island), in November 2015, the DEEP and the Massachusetts and Rhode Island EDCs, including NSTAR Electric and WMECO, issued an RFP for clean energy resources (including Class I renewable generation and large hydroelectric generation) to a wide range of potentially interested bidders.  The RFP solicited offers for clean energy and the transmission to deliver that energy to the three states.  In late January 2016, bidders submitted project proposals, among which were the Northern Pass and Clean Energy Connect projects. On October 24, 2016, Eversource was notified that neither project was selected.

The Company is currently placing efforts on the next round of contracting opportunities, which it believes both NPT and the Clean Energy Connect projects would meet the legislative requirements. In August 2016, Massachusetts enacted legislation that requires electric distribution companies to jointly solicit RFPs and enter into long-term contracts for large-scale hydro projects. The law requires an RFP to take place in the spring of 2017. For further information on this legislation, see “Legislative and Policy Matters - Massachusetts” in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Electric and Natural Gas Base Distribution Rates:

The Regulated companies’ distribution rates are set by their respective state regulatory commissions, and their tariffs include mechanisms for periodically adjusting their rates for the recovery of specific incurred costs.  Other than as described below, for the first nine months of 2016, changes made to the Regulated companies’ rates did not have a material impact on their earnings, financial position, or cash flows.  For further information, see “Financial Condition and Business Analysis – Regulatory Developments and Rate Matters” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Eversource 2015 Form 10-K.

Massachusetts:

October 2016 DPU Storm Order: On October 7, 2016, the DPU issued a final decision on WMECO’s storm cost filing that sought to recover $27 million of storm restoration costs associated with the October 2011 snowstorm and Storm Sandy in 2012. The DPU approved the majority of the costs, with the disallowed amounts and other items included in a filed motion for reconsideration.

New Hampshire:

Generation Asset Sale:  On June 10, 2015, Eversource and PSNH entered into the 2015 Public Service Company of New Hampshire Restructuring and Rate Stabilization Agreement (the Agreement) with the New Hampshire Office of Energy and Planning, certain members of the NHPUC staff, the Office of Consumer Advocate, two State Senators, and several other parties.  Under the terms of the Agreement, PSNH agreed to divest its generation assets, subject to NHPUC approval.  The Agreement provided for a resolution of issues pertaining to PSNH’s generation assets in pending regulatory proceedings before the NHPUC.  The Agreement provided for the Clean Air Project prudence proceeding to be resolved and all remaining Clean Air Project costs to be included in rates effective January 1, 2016.  As part of the Agreement, PSNH agreed to forego recovery of $25 million of the equity return related to the Clean Air Project.  In addition, PSNH will not seek a general distribution rate increase effective before July 1, 2017 and will contribute $5 million to create a clean energy fund, which will not be recoverable from its customers.  In the first nine months of 2015, PSNH recorded the $5 million contribution as a long-term liability and an increase to Operations and Maintenance expense on the statements of income.

On July 1, 2016, the NHPUC approved the Agreement in an order that, among other things, instructs PSNH to begin the process to divest its generation assets.  The NHPUC selected an auction adviser to assist with the divestiture, and a final plan and auction process will be determined by the NHPUC in the fourth quarter of 2016.  Upon completion of the divestiture process, all remaining stranded costs will be recovered via bonds that will be secured by a non-bypassable charge or through recoveries in rates billed to PSNH’s customers.

We believe that full recovery of PSNH’s generation assets is probable through a combination of cash flows during the remaining operating period, sales proceeds upon divestiture, and recovery of stranded costs in future rates.

As of September 30, 2016, PSNH’s energy service rate base was approximately $640 million. This rate base will be reduced by the amount of generation assets that are divested.

Legislative and Policy Matters

Massachusetts:

On August 8, 2016, in conjunction with efforts to shape comprehensive energy legislation, “An Act to Promote Energy Diversity” became law in Massachusetts, which requires electric distribution companies to jointly solicit RFPs and enter into 15- to 20-year contracts for at least 1,600 MW of offshore wind and up to an additional 1,200 MW of hydropower or other renewable sources, such as land-based wind or solar, provided that reasonable proposals have been received.

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

Other Matters

Accounting Standards:  For information regarding new accounting standards, see Note 1B, “Summary of Significant Accounting Policies –Accounting Standards,” to the financial statements.

Contractual Obligations and Commercial Commitments:  There have been no material contractual obligations identified and no material changes with regard to the contractual obligations and commercial commitments previously disclosed in the Eversource 2015 Form 10-K.

Web Site:  Additional financial information is available through our website at www.eversource.com.  We make available through our website a link to the SEC’s EDGAR website (http://www.sec.gov/edgar/searchedgar/companysearch.html), at which site Eversource’s, CL&P’s, NSTAR Electric’s, PSNH’s and WMECO’s combined Annual Reports on Form 10-K, combined Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports may be reviewed.  Information contained on the Company’s website or that can be accessed through the website is not incorporated into and does not constitute a part of this combined Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS – EVERSOURCE ENERGY AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for Eversource for the three and nine months ended September 30, 2016 and 2015 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Millions of Dollars)	2016	2015	Increase/(Decrease)	Percent	2016	2015	Increase/(Decrease)	Percent
Operating Revenues	$2,039.7	$1,933.1	$106.6	5.5%	$5,862.5	$6,263.6	$(401.1)	(6.4)%
Operating Expenses:
Purchased Power, Fuel and Transmission	665.8	702.6	(36.8)	(5.2)	2,001.9	2,549.8	(547.9)	(21.5)
Operations and Maintenance	324.7	327.3	(2.6)	(0.8)	965.6	977.3	(11.7)	(1.2)
Depreciation	181.3	167.9	13.4	8.0	531.8	495.4	36.4	7.3
Amortization of Regulatory Assets/(Liabilities), Net	43.9	(16.8)	60.7	(a)	56.2	42.6	13.6	31.9
Energy Efficiency Programs	149.1	132.1	17.0	12.9	406.0	380.6	25.4	6.7
Taxes Other Than Income Taxes	165.0	150.8	14.2	9.4	479.2	439.2	40.0	9.1
Total Operating Expenses	1,529.8	1,463.9	65.9	4.5	4,440.7	4,884.9	(444.2)	(9.1)
Operating Income	509.9	469.2	40.7	8.7	1,421.8	1,378.7	43.1	3.1
Interest Expense	99.9	92.5	7.4	8.0	298.6	279.6	19.0	6.8
Other Income, Net	13.6	5.2	8.4	(a)	23.7	23.9	(0.2)	(0.8)
Income Before Income Tax Expense	423.6	381.9	41.7	10.9	1,146.9	1,123.0	23.9	2.1
Income Tax Expense	156.4	144.1	12.3	8.5	428.2	420.7	7.5	1.8
Net Income	267.2	237.8	29.4	12.4	718.7	702.3	16.4	2.3
Net Income Attributable to Noncontrolling Interests	1.9	1.9	—	—	5.6	5.6	—	—
Net Income Attributable to Common Shareholders	$265.3	$235.9	$29.4	12.5%	$713.1	$696.7	$16.4	2.4%

(a)	Percent greater than 100 not shown as it is not meaningful.

Operating Revenues
A summary of our Operating Revenues by segment is as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Millions of Dollars)	2016	2015	Increase/(Decrease)	Percent	2016	2015	Increase/(Decrease)	Percent
Electric Distribution	$1,623.4	$1,543.7	$79.7	5.2%	$4,362.6	$4,686.5	$(323.9)	(6.9)%
Natural Gas Distribution	99.2	106.2	(7.0)	(6.6)	622.3	799.6	(177.3)	(22.2)
Electric Transmission	306.8	270.4	36.4	13.5	892.5	787.2	105.3	13.4
Other and Eliminations	10.3	12.8	(2.5)	(19.5)	(14.9)	(9.7)	(5.2)	53.6
Total Operating Revenues	$2,039.7	$1,933.1	$106.6	5.5%	$5,862.5	$6,263.6	$(401.1)	(6.4)%

A summary of our retail electric GWh sales volumes and our firm natural gas sales volumes in Mcf were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016	2015	Increase/(Decrease)	Percent	2016	2015	Decrease	Percent
Electric
Traditional	8,131	8,136	(5)	(0.1)%	21,731	22,309	(578)	(2.6)%
Decoupled	7,213	7,070	143	2.0	19,235	19,865	(630)	(3.2)
Total Electric	15,344	15,206	138	0.9	40,966	42,174	(1,208)	(2.9)

Firm Natural Gas
Traditional	5,270	5,449	(179)	(3.3)	31,570	36,355	(4,785)	(13.2)
Decoupled and Special Contracts	5,653	5,688	(35)	(0.6)	36,537	42,134	(5,597)	(13.3)
Total Firm Natural Gas	10,923	11,137	(214)	(1.9)%	68,107	78,489	(10,382)	(13.2)%

Three Months Ended:
Operating Revenues, which primarily consist of base electric and natural gas distribution revenues and tracked revenues further described below, increased by $106.6 million for the three months ended September 30, 2016, as compared to the same period in 2015.

Base electric distribution revenues:  Base electric distribution segment revenues increased $7.8 million due primarily to a higher rate base resulting from the 2015 PURA ADIT settlement agreement that is being collected from customers in distribution rates at CL&P ($5.4 million) and the absence of an authorized ROE reduction in 2015, as stipulated in the PURA 2014 rate case decision, at CL&P ($1.1 million).

Fluctuations in CL&P’s, WMECO’s and NSTAR Gas’ sales volumes do not impact the level of base distribution revenue realized or earnings due to their respective regulatory commission approved revenue decoupling mechanisms.  The revenue decoupling mechanisms permit recovery of a base amount of distribution revenues and break the relationship between sales volumes and revenues recognized.  Revenue decoupling mechanisms result in the recovery of our approved base distribution revenue requirements.

Tracked distribution revenues: Tracked revenues consist of certain costs that are recovered from customers in rates through regulatory commission-approved cost tracking mechanisms and therefore have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply procurement costs and other energy-related costs for our electric and natural gas customers, retail transmission charges, energy efficiency program costs, and restructuring and stranded cost recovery revenues.  In addition, tracked revenues include certain incentives earned and carrying charges. Tracked electric distribution segment revenues increased as a result of an increase in retail electric transmission charges ($45 million), an increase in federally mandated congestion charges ($40.5 million), an increase in energy efficiency program revenues ($17.4 million), an increase in stranded cost recovery charges ($13.6 million) and an increase in net metering for distributed generation revenues ($10.8 million), partially offset by decreases in energy supply costs ($60.4 million), driven by decreased average retail rates.  In addition, as a result of a change to the amounts collected in the system benefits charge, CL&P’s calculated rate base increased, providing an increase to distribution revenues that impacted earnings of $8.2 million.

The third quarter 2016 tracked natural gas distribution segment revenues decreased as a result of decreases in natural gas supply costs ($5.4 million) and a decrease in energy efficiency program revenues ($2.5 million).

Electric transmission revenues:  The electric transmission segment revenues increased by $36.4 million due primarily to the recovery of higher revenue requirements associated with ongoing investments in our transmission infrastructure.

Nine Months Ended:
Operating Revenues decreased by $401.1 million for the nine months ended September 30, 2016, as compared to the same period in 2015.

Base electric and natural gas distribution revenues:  Base electric distribution segment revenues increased by $5.6 million due primarily to a higher rate base resulting from the 2015 PURA ADIT settlement agreement that is being collected from customers in distribution rates at CL&P ($16.1 million) and the absence of an authorized ROE reduction in 2015, as stipulated in the PURA 2014 rate case decision, at CL&P ($3.3 million), partially offset by a 2.6 percent decrease in non-decoupled retail electric sales volumes due primarily to increased customer energy conservation efforts and warmer than normal weather in the first quarter of 2016, as compared to the much colder than normal temperatures in the first quarter of 2015 ($13.8 million).

Contributing to the decrease in operating revenues in the first nine months of 2016 was the absence of an $11 million benefit related to the Comprehensive Settlement Agreement associated with the recovery of LBR related to 2009 through 2011 energy efficiency programs recorded at NSTAR Electric in the first quarter of 2015.

Firm natural gas base distribution segment revenues decreased $9.2 million due primarily to a 13.2 percent decrease in traditional firm natural gas sales volumes as a result of warmer than normal weather experienced in the first quarter of 2016, as compared to much colder than normal temperatures in the first quarter of 2015, partially offset by the impact of the NSTAR Gas base distribution rate increase effective January 1, 2016.

Tracked distribution revenues: Tracked electric distribution segment revenues decreased as a result of decreases in energy supply costs ($570.3 million), driven by decreased average retail rates and lower sales volumes, partially offset by an increase in retail electric transmission charges ($82.9 million), an increase in federally mandated congestion charges ($70.4 million), an increase in energy efficiency program revenues ($45.2 million), an increase in stranded cost recovery charges ($29.5 million) and an increase in net metering for distributed generation revenues ($25.7 million).  In addition, as a result of a change to the amounts collected in the system benefits charge, CL&P’s calculated rate base increased, providing an increase to distribution revenues that impacted earnings of $17.5 million.

The first nine months of 2016 tracked natural gas distribution segment revenues decreased as a result of decreases in natural gas supply costs ($143.2 million) driven by decreased average rates and lower sales volumes, and a decrease in energy efficiency program revenues ($25.5 million).

Electric transmission revenues:  The electric transmission segment revenues increased by $105.3 million due primarily to the recovery of higher revenue requirements associated with ongoing investments in our transmission infrastructure and the absence in 2016 of a $20 million reserve charge recorded in the first quarter of 2015 associated with the March 2015 FERC ROE order.

Other:  Other revenues decreased due primarily to the sale of Eversource’s unregulated contracting business on April 13, 2015 ($11.4 million).

Purchased Power, Fuel and Transmission expense includes costs associated with purchasing electricity and natural gas on behalf of our customers.  These energy supply costs are recovered from customers in rates through cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power, Fuel and Transmission expense decreased for the three and nine months ended September 30, 2016, as compared to the same periods in 2015, due primarily to the following:

(Millions of Dollars)	Three Months Ended Increase/(Decrease)	Nine Months Ended Increase/(Decrease)
Electric Distribution	$(98.5)	$(551.3)
Natural Gas Distribution	(6.3)	(142.2)
Transmission	68.0	145.6
Total Purchased Power, Fuel and Transmission	$(36.8)	$(547.9)

The decrease in purchased power expense at the electric distribution business was driven by lower prices associated with the procurement of energy supply and a decrease in the amount of electricity generated by PSNH facilities for both the three and nine months ended September 30, 2016, as compared to the same periods in 2015, as well as lower sales volumes for the nine months ended September 30, 2016, as compared to the same period in 2015.  The decrease in purchased power expense at the natural gas distribution business was due to lower sales volumes and lower average natural gas prices.  The increase in transmission costs was primarily the result of an increase in costs billed by ISO-NE that support regional grid investment.

Operations and Maintenance expense includes tracked costs and costs that are part of base electric and natural gas distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense decreased for the three and nine months ended September 30, 2016, as compared to the same periods in 2015, due primarily to the following:

(Millions of Dollars)	Three Months Ended Increase/(Decrease)	Nine Months Ended Increase/(Decrease)
Base Electric Distribution:
Absence of 2015 resolution of basic service bad debt adder mechanism at NSTAR Electric	$—	$24.2
Storm restoration costs	5.0	11.3
Vegetation management costs	1.1	5.7
Employee-related expenses, including labor and benefits	(8.4)	(13.7)
Absence of 2015 contribution to create clean energy fund in connection with the generation divestiture agreement at PSNH	—	(5.0)
Other operations and maintenance	3.5	1.1
Total Base Electric Distribution	1.2	23.6
Total Base Natural Gas Distribution:
Employee-related expenses, including labor and benefits	(0.1)	(11.9)
Other operations and maintenance	2.3	5.3
Total Base Natural Gas Distribution	2.2	(6.6)
Total Tracked costs (Electric Distribution, Electric Transmission and Natural Gas Distribution)	13.9	21.6
Other and eliminations:
Integration costs	(2.9)	(13.4)
Absence of Eversource’s unregulated electrical contracting business due to sale in April 2015, net	(3.3)	(13.9)
Eversource Parent and Other Companies	(5.6)	(10.1)
Eliminations	(8.1)	(12.9)
Total Operations and Maintenance	$(2.6)	$(11.7)

Depreciation expense increased for the three and nine months ended September 30, 2016, as compared to the same periods in 2015, due primarily to higher utility plant in service balances.

Amortization of Regulatory Assets/(Liabilities), Net expense (the costs of which are tracked) include the deferral of energy supply and energy-related costs included in certain regulatory-approved tracking mechanisms, and the amortization of certain costs.  The deferral adjusts expense to match the corresponding revenues.  Amortization of Regulatory Assets/(Liabilities), Net, increased for the three and nine months ended September 30, 2016, as compared to the same periods in 2015, due primarily to the deferral of energy supply and energy-related costs which can fluctuate from period to period based on the timing of costs incurred and the related rate changes to recover these costs.  Energy supply and energy-related costs at CL&P, NSTAR Electric, PSNH and WMECO, which are the primary drivers in amortization, are recovered from customers in rates and have no impact on earnings.  The increase in Amortization of Regulatory Assets/(Liabilities), Net for the nine months ended September 30, 2016 includes the absence in 2016 of the $11.7 million benefit recorded in the first quarter of 2015 at NSTAR Electric in connection with the Comprehensive Settlement Agreement associated with the CPSL program filings.

Energy Efficiency Programs expense (the costs of which are tracked) increased for the three and nine months ended September 30, 2016, as compared to the same periods in 2015, due primarily to deferral adjustments at NSTAR Electric, partially offset by deferral adjustments for the natural gas businesses, which reflect the actual costs of energy efficiency programs compared to the estimated amounts billed to customers, and the timing of the recovery of energy efficiency costs incurred in accordance with the three-year program guidelines established by the DPU.  The deferrals adjust expense to match the energy efficiency programs revenue.  The costs for various state energy policy initiatives and expanded energy efficiency programs are recovered from customers in rates and have no impact on earnings.

Taxes Other Than Income Taxes expense increased for the three and nine months ended September 30, 2016, as compared to the same periods in 2015, due primarily to an increase in property taxes as a result of higher utility plant balances and an increase in gross earnings taxes (the costs of which are tracked).

Interest Expense increased for the three and nine months ended September 30, 2016, as compared to the same periods in 2015, due primarily to higher interest on long-term debt ($9.5 million and $25.7 million, respectively) as a result of new debt issuances, partially offset by an increase in AFUDC borrowed funds ($1.4 million and $2.9 million, respectively).

Other Income, Net increased for the three months ended September 30, 2016, as compared to the same period in 2015, due primarily to higher AFUDC related to equity funds ($2.8 million), an increase related to officer insurance policies ($1.9 million), and an increase in net gains related to the deferred compensation plans ($0.8 million).

Income Tax Expense increased for the three months ended September 30, 2016, as compared to the same period in 2015, due primarily to higher pre-tax earnings ($14.3 million), higher state income taxes ($3.4 million), and items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($2.4 million), partially offset by the true up of the return to provision impacts and a higher tax benefit from a reduction in tax reserves ($7.6 million).

Income Tax Expense increased for the nine months ended September 30, 2016, as compared to the same period in 2015, due primarily to higher pre-tax earnings ($9 million), higher state income taxes ($5.9 million), and flow-through items and permanent differences ($3.5 million), partially offset by the true up of the return to provision impacts and a higher tax benefit from a reduction in tax reserves ($7.6 million), and the excess tax benefit due to the adoption of new accounting guidance related to share-based payment transactions ($2.9 million).

RESULTS OF OPERATIONS – THE CONNECTICUT LIGHT AND POWER COMPANY

The following  provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P for the three and nine months ended September 30, 2016 and 2015 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Millions of Dollars)	2016	2015	Increase/ (Decrease)	Percent	2016	2015	Increase/ (Decrease)	Percent
Operating Revenues	$760.0	$704.3	$55.7	7.9%	$2,175.1	$2,175.7	$(0.6)	—%
Operating Expenses:
Purchased Power and Transmission	253.5	274.8	(21.3)	(7.8)	760.6	861.6	(101.0)	(11.7)
Operations and Maintenance	123.0	122.3	0.7	0.6	356.4	358.3	(1.9)	(0.5)
Depreciation	57.7	54.8	2.9	5.3	172.2	159.9	12.3	7.7
Amortization of Regulatory Assets/(Liabilities), Net	23.4	(22.9)	46.3	(a)	30.3	17.9	12.4	69.3
Energy Efficiency Programs	44.4	42.6	1.8	4.2	118.0	119.4	(1.4)	(1.2)
Taxes Other Than Income Taxes	81.9	71.6	10.3	14.4	227.9	201.7	26.2	13.0
Total Operating Expenses	583.9	543.2	40.7	7.5	1,665.4	1,718.8	(53.4)	(3.1)
Operating Income	176.1	161.1	15.0	9.3	509.7	456.9	52.8	11.6
Interest Expense	36.1	36.7	(0.6)	(1.6)	108.6	109.5	(0.9)	(0.8)
Other Income, Net	3.7	2.4	1.3	54.2	10.9	8.6	2.3	26.7
Income Before Income Tax Expense	143.7	126.8	16.9	13.3	412.0	356.0	56.0	15.7
Income Tax Expense	57.1	46.6	10.5	22.5	155.4	127.8	27.6	21.6
Net Income	$86.6	$80.2	$6.4	8.0%	$256.6	$228.2	$28.4	12.4%

Operating Revenues
CL&P’s retail sales volumes were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016	2015	Increase	Percent	2016	2015	Decrease	Percent
Retail Sales Volumes in GWh	6,225	6,103	122	2.0%	16,541	17,123	(582)	(3.4)%

Three Months Ended:
CL&P’s Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, increased by $55.7 million for the three months ended September 30, 2016, as compared to the same period in 2015.

Base distribution revenues increased by $6.5 million due to a higher rate base resulting from the 2015 PURA ADIT settlement agreement that is being collected from customers in distribution rates ($5.4 million) and the absence of an authorized ROE reduction, as stipulated in the PURA 2014 rate case decision, recorded in the third quarter of 2015 ($1.1 million).

Fluctuations in CL&P’s sales volumes do not impact the level of base distribution revenue realized or earnings due to the PURA approved revenue decoupling mechanism.  CL&P’s revenue decoupling mechanism permits recovery of a base amount of distribution revenues ($1.059 billion annually) and breaks the relationship between sales volumes and revenues recognized.  The revenue decoupling mechanism results in the recovery of approved base distribution revenue requirements.

Fluctuations in the overall level of operating revenues are primarily related to tracked revenues.  Tracked revenues consist of certain costs that are recovered from customers in rates through PURA-approved cost tracking mechanisms and therefore have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply procurement and other energy-related costs, retail transmission charges, energy efficiency program costs and restructuring and stranded cost recovery revenues.  In addition, tracked revenues include certain incentives earned and carrying charges. Tracked distribution revenues increased primarily as a result of an increase in federally mandated congestion charges ($40.5 million), an increase in competitive transition assessment charges ($9.7 million) and an increase in retail transmission charges ($9.6 million).  In addition, as a result of a change to the amounts collected in the system benefits charge, CL&P’s calculated rate base increased, providing an increase to distribution revenues that impacted earnings of $8.2 million. Partially offsetting these increases was a decrease in energy supply costs ($27.1 million) driven by decreased average retail rates.

Transmission revenues increased by $13.1 million due primarily to higher revenue requirements associated with ongoing investments in our transmission infrastructure.

Nine Months Ended:
CL&P’s Operating Revenues decreased by $0.6 million for the nine months ended September 30, 2016, as compared to the same period in 2015.

Base distribution revenues increased by $19.4 million due to a higher rate base resulting from the 2015 PURA ADIT settlement agreement that is being collected from customers in distribution rates ($16.1 million) and the absence of an authorized ROE reduction, as stipulated in the PURA 2014 rate case decision, recorded in the first nine months of 2015 ($3.3 million).

Tracked distribution revenues decreased primarily as a result of a decrease in energy supply costs ($187.1 million) driven by decreased average retail rates and lower sales volumes.  Partially offsetting this decrease was an increase in retail transmission charges ($27.4 million), an increase in federally mandated congestion charges ($70.4 million) and an increase in competitive transition assessment charges ($24 million).  In addition, as a result of a change to the amounts collected in the system benefits charge, CL&P’s calculated rate base increased, providing an increase to distribution revenues that impacted earnings of $17.5 million.

Transmission revenues increased by $49.3 million due primarily to higher revenue requirements associated with ongoing investments in our transmission infrastructure and the absence in 2016 of a $12.5 million reserve charge recorded in the first quarter of 2015 associated with the March 2015 FERC ROE order.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of CL&P’s customers.  These energy supply costs are recovered from customers in PURA-approved cost tracking mechanisms, which have no impact on earnings (tracked costs). Purchased Power and Transmission expense decreased for the three and nine months ended September 30, 2016, as compared to the same periods in 2015, due primarily to the following:

(Millions of Dollars)	Three Months Ended Increase/(Decrease)	Nine Months Ended Increase/(Decrease)
Purchased Power Costs	$(37.0)	$(149.7)
Transmission Costs	15.7	48.7
Total Purchased Power and Transmission	$(21.3)	$(101.0)

Included in purchased power costs are the costs associated with CL&P’s generation services charge (GSC) and deferred energy supply costs.  The GSC recovers energy-related costs incurred as a result of providing electric generation service supply to all customers who have not migrated to third party suppliers.  The decrease in purchased power costs for the three months ended September 30, 2016, compared to the same period in 2015, was due primarily to the deferral adjustment of energy supply costs, which can fluctuate from period to period based upon the timing of costs incurred and the related rate changes to recover these costs. The decrease in purchased power costs for the nine months ended September 30, 2016, compared to the same period in 2015, was due primarily to a decrease in the prices of standard offer supply, as well as lower sales volumes.  The increase in transmission costs was primarily the result of an increase in costs billed by ISO-NE that support regional grid investment.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased for the three months ended September 30, 2016, as compared to the same period in 2015, driven by a $2.1 million increase in tracked costs, which was primarily attributable to higher transmission expenses, partially offset by a $1.4 million decrease in non-tracked costs, which was primarily attributable to lower public liability claims.

Operations and Maintenance expense decreased for the nine months ended September 30, 2016, as compared to the same period in 2015, driven by a $4.2 million decrease in non-tracked costs, which was primarily attributable to lower public liability claims, lower employee-related expenses, reimbursement of legal fees in the second quarter of 2016, and the absence in 2016 of integration costs recorded in the first nine months of 2015, partially offset by higher storm restoration costs.  Tracked costs, which have no earnings impact, increased $2.3 million, which was primarily attributable to higher transmission expenses partially offset by lower bad debt expense.

Depreciation expense increased for the three and nine months ended September 30, 2016, as compared to the same periods in 2015, due primarily to higher utility plant in service balances.

Amortization of Regulatory Assets/(Liabilities), Net expense (the costs of which are tracked) includes the deferral of energy supply and energy-related costs and the amortization of storm and other costs.  Amortization of Regulatory Assets/(Liabilities), Net increased for the three and nine months ended September 30, 2016, as compared to the same periods in 2015, due primarily to the deferral adjustment of energy supply and energy-related costs, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs.  The deferral adjusts expense to match the corresponding revenues.  Energy supply and energy-related costs, which are the primary drivers in amortization, are recovered from customers in rates and have no impact on earnings.

Taxes Other Than Income Taxes expense increased for the three and nine months ended September 30, 2016, as compared to the same periods in 2015, due primarily to an increase in property taxes as a result of higher utility plant balances and an increase in gross earnings taxes (the costs of which are tracked).

Income Tax Expense increased for the three months ended September 30, 2016, as compared to the same period in 2015, due primarily to higher pre-tax earnings ($5.9 million), higher state income taxes ($0.8 million), and items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($4.3 million), partially offset by the true up of the return to provision impacts and a lower tax benefit from a reduction in tax reserves ($0.5 million).

Income Tax Expense increased for the nine months ended September 30, 2016, as compared to the same period in 2015, due primarily to higher pre-tax earnings ($19.6 million), higher state income taxes ($2.5 million), and flow-through items and permanent differences ($6.9 million), partially offset by the true up of the return to provision impacts and a lower tax benefit from a reduction in tax reserves ($0.5 million), and the excess tax benefit due to the adoption of new accounting guidance related to share-based payment transactions ($0.9 million).

EARNINGS SUMMARY

CL&P’s earnings increased $6.4 million for the three months ended September 30, 2016, as compared to the same period in 2015, due primarily to an increase in transmission earnings driven by a higher transmission rate base, and higher distribution revenues as a result of higher rate base and the absence of an authorized ROE reduction, as stipulated in the PURA 2014 rate case decision.  These favorable earnings impacts were partially offset by a higher effective tax rate, higher property and other taxes expense, and higher depreciation expense.

CL&P’s earnings increased $28.4 million for the nine months ended September 30, 2016, as compared to the same period in 2015, due primarily to an increase in transmission earnings driven by a higher transmission rate base as well as the absence in 2016 of the 2015 FERC ROE complaint proceedings reserve charge, higher distribution revenues as a result of higher rate base and the absence of an authorized ROE reduction, as stipulated in the PURA 2014 rate case decision, and lower operations and maintenance expense.  These favorable earnings impacts were partially offset by higher property and other taxes expense, a higher effective tax rate and higher depreciation expense.

LIQUIDITY

Cash totaled $8.6 million as of September 30, 2016, compared with $1.1 million as of December 31, 2015.

Eversource parent has a $1.45 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt, with intercompany loans to certain subsidiaries, including CL&P.  The weighted-average interest rate on the commercial paper borrowings as of September 30, 2016 and December 31, 2015 was 0.66 percent and 0.72 percent, respectively.  As of September 30, 2016 and December 31, 2015, there were intercompany loans from Eversource parent to CL&P of $108.5 million and $277.4 million, respectively.

Eversource parent, and certain of its subsidiaries, including CL&P, are parties to a five-year $1.45 billion revolving credit facility. Effective September 26, 2016, the revolving credit facility’s termination date was extended for one additional year to September 4, 2021.  There were no borrowings outstanding on the revolving credit facility as of September 30, 2016 or December 31, 2015.

CL&P had cash flows provided by operating activities of $614.4 million for the nine months ended September 30, 2016, as compared to $421.8 million in the same period of 2015.  The increase in operating cash flows was due primarily to a $124.7 million favorable impact due to the change in income tax payments made or refunds received during 2016, as compared to 2015, as well as the favorable impact of the timing of regulatory recoveries, primarily related to purchased power costs. Also contributing to the increase in cash flows was an increase in distribution rates due to higher rate base. Partially offsetting these favorable impacts was the timing of collections and payments related to our working capital items, including accounts receivable and accounts payable.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized portions of pension expense.  CL&P’s investments totaled $438.5 million for the nine months ended September 30, 2016.

RESULTS OF OPERATIONS – NSTAR ELECTRIC COMPANY AND SUBSIDIARY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for NSTAR Electric for the nine months ended September 30, 2016 and 2015 included in this combined Quarterly Report on Form 10-Q:

	For the Nine Months Ended September 30,
(Millions of Dollars)	2016	2015	Increase/(Decrease)	Percent
Operating Revenues	$1,986.0	$2,134.7	$(148.7)	(7.0)%
Operating Expenses:
Purchased Power and Transmission	764.9	984.0	(219.1)	(22.3)
Operations and Maintenance	279.9	228.8	51.1	22.3
Depreciation	159.2	146.8	12.4	8.4
Amortization of Regulatory Assets/(Liabilities), Net	18.3	(10.6)	28.9	(a)
Energy Efficiency Programs	212.9	164.8	48.1	29.2
Taxes Other Than Income Taxes	101.8	95.8	6.0	6.3
Total Operating Expenses	1,537.0	1,609.6	(72.6)	(4.5)
Operating Income	449.0	525.1	(76.1)	(14.5)
Interest Expense	62.2	57.2	5.0	8.7
Other Income, Net	7.6	3.6	4.0	(a)
Income Before Income Tax Expense	394.4	471.5	(77.1)	(16.4)
Income Tax Expense	154.5	187.4	(32.9)	(17.6)
Net Income	$239.9	$284.1	$(44.2)	(15.6)%
(a) Percent greater than 100 not shown as it is not meaningful.

Operating Revenues
NSTAR Electric’s retail sales volumes were as follows:

	For the Nine Months Ended September 30,
	2016	2015	Decrease	Percent
Retail Sales Volumes in GWh	15,746	16,260	(514)	(3.2)%

NSTAR Electric’s Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, decreased by $148.7 million for the nine months ended September 30, 2016, as compared to the same period in 2015.

Base distribution revenues:  Base distribution revenues, excluding LBR, decreased $15.9 million in the first nine months of 2016, driven by a 3.2 percent decrease in sales volumes due primarily to increased customer energy conservation efforts, including those resulting from company-sponsored energy efficiency programs, and the impact of the warmer than normal weather in the first quarter of 2016, as compared to much colder than normal temperatures in the first quarter of 2015.  NSTAR Electric is allowed to recover LBR related to reductions in sales volumes as a result of successful energy efficiency programs.

Also contributing to the decrease in operating revenues in the first nine months of 2016 was the absence of an $11 million benefit recorded in the first quarter of 2015 related to the Comprehensive Settlement Agreement associated with the recovery of LBR related to 2009 through 2011 energy efficiency programs.

Tracked revenues:  Tracked revenues consist of certain costs that are recovered from customers in rates through DPU-approved cost tracking mechanisms and therefore have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply costs, retail transmission charges, energy efficiency program costs, net metering for distributed generation and transition cost recovery revenues.  In addition, tracked revenues include certain incentives earned and carrying charges. Tracked distribution revenues decreased primarily as a result of a decrease in energy supply costs ($295.8 million) driven by decreased average retail rates and lower sales volumes.  Partially offsetting this decrease was an increase in retail transmission charges ($55.1 million), an increase in cost recovery related to energy efficiency programs ($47.8 million) and an increase in net metering revenues ($23 million).

Transmission revenues increased by $25.2 million due primarily to the recovery of higher revenue requirements associated with ongoing investments in our transmission infrastructure and the absence in 2016 of a $2.4 million reserve charge recorded in the first quarter of 2015 associated with the March 2015 FERC ROE order.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of NSTAR Electric’s customers.  These energy supply costs are recovered from customers in DPU-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power and Transmission expense decreased for the nine months ended September 30, 2016, as compared to the same period in 2015, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Purchased Power Costs	$(297.3)
Transmission Costs	78.2
Total Purchased Power and Transmission	$(219.1)

Included in purchased power costs are the costs associated with NSTAR Electric’s basic service charge and deferred energy supply costs.  The basic service charge recovers energy-related costs incurred as a result of providing electric generation service supply to all customers who have not migrated to third party suppliers.  The decrease in purchased power costs was due primarily to lower prices associated with the procurement of energy supply and lower sales volumes.  The increase in transmission costs was primarily the result of an increase in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased for the nine months ended September 30, 2016, as compared to the same period in 2015, driven by a $33.6 million increase in non-tracked costs, which was primarily attributable to the absence in 2016 of the resolution of the basic service bad debt adder mechanism recorded in the first quarter of 2015 ($24.2 million), higher vegetation management expense and higher storm restoration costs.  Additionally, there was a $17.5 million increase in tracked costs, which have no earnings impact, that was primarily attributable to higher employee-related expenses due to increased current year collections of a prior year pension and PBOP costs underrecovery and higher bad debt expense.

Depreciation expense increased for the nine months ended September 30, 2016, as compared to the same period in 2015, due primarily to higher utility plant in service balances.

Amortization of Regulatory Assets/(Liabilities), Net reflects the absence in 2016 of an $11.7 million benefit recognized in the first quarter of 2015 relating to the Comprehensive Settlement Agreement, and the deferral adjustment of certain costs that exceeded billed revenues for the nine months ended September 30, 2016, as compared to the same period in 2015.  The deferral adjusts expense to match the corresponding revenues.  These deferred costs, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs, are recovered from customers in rates and have no impact on earnings.

Energy Efficiency Programs expense (the costs of which are tracked) increased for the nine months ended September 30, 2016, as compared to the same period in 2015, due primarily to the deferral adjustment, which reflects the actual costs billed to energy efficiency programs compared to the amount billed to customers and the timing of the recovery of energy efficiency costs incurred in accordance with the three-year program guidelines established by the DPU.  The deferral adjusts expense to match the energy efficiency programs revenue.

Taxes Other Than Income Taxes expense increased for the nine months ended September 30, 2016, as compared to the same period in 2015, due primarily to an increase in property taxes as a result of higher utility plant balances.

Other Income, Net increased for the nine months ended September 30, 2016, as compared to the same period in 2015, due primarily to higher AFUDC on equity funds ($4.1 million).

Interest Expense increased for the nine months ended September 30, 2016, as compared to the same period in 2015, due primarily to higher interest on long-term debt ($8.2 million) as a result of new debt issuances, partially offset by an increase in AFUDC borrowed funds ($2 million).

Income Tax Expense decreased for the nine months ended September 30, 2016, as compared to the same period in 2015, due primarily to lower pre-tax earnings ($27.4 million), lower state income taxes ($4.6 million), items that impact our tax rate as a result of regulatory treatment (flow-through items) ($1.5 million), and the excess tax benefit due to the adoption of new accounting guidance related to share-based payment transactions ($1 million), partially offset by other items ($1.6 million).

EARNINGS SUMMARY

NSTAR Electric’s earnings decreased $44.2 million for the nine months ended September 30, 2016, as compared to the same period in 2015, due primarily to the absence in 2016 of both the 2015 resolution of the basic service bad debt adder mechanism ($14.5 million) and the 2015 favorable impact associated with the Comprehensive Settlement Agreement ($13 million), lower retail sales volumes, higher depreciation expense, and higher operations and maintenance expense.  These unfavorable earnings impacts were partially offset by an increase in transmission earnings, which was driven by a higher transmission rate base as well as the absence in 2016 of the 2015 FERC ROE complaint proceedings reserve charge.

LIQUIDITY

NSTAR Electric had cash flows provided by operating activities of $564.3 million for the nine months ended September 30, 2016, as compared to $502.3 million in the same period of 2015.  The increase in operating cash flows was due primarily to an increase in regulatory recoveries due to collections from customers in excess of purchased power costs costs and energy efficiency programs. In addition, the timing of accounts payable payments had a favorable impact on operating cash flows. Partially offsetting these favorable impacts was a $43.3 million reduction in income tax refunds in 2016, as compared to the same period in 2015 and an increase in Pension Plan contributions of $15.8 million in 2016, as compared to 2015 and changes related to working capital items.

RESULTS OF OPERATIONS – PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for PSNH for the nine months ended September 30, 2016 and 2015 included in this combined Quarterly Report on Form 10-Q:

	For the Nine Months Ended September 30,
(Millions of Dollars)	2016	2015	Increase/(Decrease)	Percent
Operating Revenues	$727.8	$761.1	$(33.3)	(4.4)%
Operating Expenses:
Purchased Power, Fuel and Transmission	155.7	200.5	(44.8)	(22.3)
Operations and Maintenance	187.2	200.1	(12.9)	(6.4)
Depreciation	86.5	78.0	8.5	10.9
Amortization of Regulatory Assets, Net	14.5	29.2	(14.7)	(50.3)
Energy Efficiency Programs	10.9	11.0	(0.1)	(0.9)
Taxes Other Than Income Taxes	64.5	61.4	3.1	5.0
Total Operating Expenses	519.3	580.2	(60.9)	(10.5)
Operating Income	208.5	180.9	27.6	15.3
Interest Expense	37.4	34.6	2.8	8.1
Other Income, Net	1.0	2.3	(1.3)	(56.5)
Income Before Income Tax Expense	172.1	148.6	23.5	15.8
Income Tax Expense	66.3	56.1	10.2	18.2
Net Income	$105.8	$92.5	$13.3	14.4%

Operating Revenues
PSNH’s retail sales volumes were as follows:

	For the Nine Months Ended September 30,
	2016	2015	Decrease	Percent
Retail Sales Volumes in GWh	5,985	6,049	(64)	(1.1)%

PSNH’s Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, decreased by $33.3 million for the nine months ended September 30, 2016, as compared to the same period in 2015.

Base distribution revenues:  Base distribution revenues increased $2.1 million due primarily to a $4.4 million increase as a result of distribution rate increases effective July 1, 2015 and July 1, 2016. Partially offsetting this increase was a 1.1 percent decrease in sales volumes due primarily to increased customer energy conservation efforts, including those resulting from company-sponsored energy efficiency programs, and the impact of the warmer than normal weather in the first quarter of 2016, as compared to much colder than normal temperatures in the first quarter of 2015.

Tracked revenues: Tracked revenues consist of certain costs that are recovered from customers in rates through NHPUC-approved cost tracking mechanisms and therefore have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply costs and costs associated with the generation of electricity for customers, retail transmission charges, energy efficiency program costs and stranded cost recovery revenues.  In addition, tracked revenues include certain incentives earned and carrying charges. Tracked distribution revenues decreased primarily as a result of a decrease in energy supply costs and a reduction in wholesale generation revenues for the nine months ended September 30, 2016, as compared to the same period of 2015 ($39.6 million), driven by lower sales volumes.  In addition, stranded cost recovery and retail transmission charges decreased by $6.4 million and $3 million, respectively, for the nine months ended September 30, 2016, as compared to the same period in 2015.

Transmission revenues increased by $17.2 million due primarily to higher revenue requirements associated with ongoing investments in our transmission infrastructure and the absence in 2016 of a $1 million reserve charge recorded in the first quarter of 2015 associated with the March 2015 FERC ROE order.

Purchased Power, Fuel and Transmission expense includes costs associated with PSNH’s generation of electricity as well as purchasing electricity on behalf of its customers.  These generation and energy supply costs are recovered from customers in NHPUC-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power, Fuel and Transmission expense decreased for the nine months ended September 30, 2016, as compared to the same period in 2015, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Purchased Power and Generation Fuel Costs	$(56.9)
Transmission Costs	12.1
Total Purchased Power, Fuel and Transmission	$(44.8)

In order to meet the demand of customers who have not migrated to third party suppliers, PSNH procures power through power supply contracts and spot purchases in the competitive New England wholesale power market and/or produces power through its own generation.  The decrease in purchased power and generation fuel costs was due primarily to a decrease in the amount of electricity generated by PSNH facilities. The increase in transmission costs was primarily the result of an increase in costs billed by ISO-NE that support regional grid investment.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense decreased for the nine months ended September 30, 2016, as compared to the same period in 2015, driven by a $9.9 million decrease in non-tracked costs that was primarily attributable to the absence in 2016 of a $5 million contribution recorded in the second quarter of 2015 to create a clean energy fund in connection with the generation divestiture agreement, and lower employee-related expenses.  Additionally, there was a $3 million decrease in tracked costs that was primarily attributable to lower contractor costs due to the timing of planned outages at PSNH’s generation facilities partially offset by higher transmission expenses, which have no earnings impact.

Depreciation expense increased for the nine months ended September 30, 2016, as compared to the same period in 2015, due primarily to higher utility plant in service balances.

Amortization of Regulatory Assets, Net expense (the costs of which are tracked) includes the deferral of energy supply costs and the amortization of certain costs, which are recovered from customers in rates and have no impact on earnings.  The decrease for the nine months ended September 30, 2016, as compared to the same period in 2015, was due primarily to a decrease in the default energy service charge.  The deferral adjusts expense to match the corresponding revenues.

Taxes Other Than Income Taxes expense increased for the nine months ended September 30, 2016, as compared to the same period in 2015, due primarily to an increase in property taxes as a result of higher utility plant balances.

Income Tax Expense increased for the nine months ended September 30, 2016, as compared to the same period in 2015, due primarily to higher pre-tax earnings ($8.2 million), higher state taxes ($1.2 million), and items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($1.2 million), partially offset by other items ($0.3 million) and the excess tax benefit due to the adoption of new accounting guidance related to share-based payment transactions ($0.4 million).

EARNINGS SUMMARY

PSNH’s earnings increased $13.3 million for the nine months ended September 30, 2016, as compared to the same period in 2015, due primarily to an increase in transmission earnings, which was driven by a higher transmission rate base as well as the absence in 2016 of the 2015 FERC ROE complaint proceedings reserve charge, higher generation earnings, lower operations and maintenance expense, and the impact of the distribution rate increases effective July 1, 2015 and July 1, 2016.  These favorable earnings impacts were partially offset by higher depreciation expense and lower retail sales volumes.

LIQUIDITY

PSNH had cash flows provided by operating activities of $306 million for the nine months ended September 30, 2016, as compared to $243.9 million in the same period of 2015.  The increase in operating cash flows was due primarily to the favorable impact of the timing of payments related to our accounts payable. In addition, income tax refunds of $41.3 million were received in 2016, compared to income tax payments of $5 million the same period in 2015. Partially offsetting these favorable impacts were an increase in Pension Plan contributions of $15.8 million in 2016 and the use of fuel inventories.

RESULTS OF OPERATIONS – WESTERN MASSACHUSETTS ELECTRIC COMPANY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for WMECO for the nine months ended September 30, 2016 and 2015 included in this combined Quarterly Report on Form 10-Q:

	For the Nine Months Ended September 30,
(Millions of Dollars)	2016	2015	Increase/(Decrease)	Percent
Operating Revenues	$368.5	$403.2	$(34.7)	(8.6)%
Operating Expenses:
Purchased Power and Transmission	104.4	149.2	(44.8)	(30.0)
Operations and Maintenance	68.0	61.7	6.3	10.2
Depreciation	34.4	32.4	2.0	6.2
Amortization of Regulatory Assets, Net	3.3	11.2	(7.9)	(70.5)
Energy Efficiency Programs	33.6	32.7	0.9	2.8
Taxes Other Than Income Taxes	30.4	28.4	2.0	7.0
Total Operating Expenses	274.1	315.6	(41.5)	(13.1)
Operating Income	94.4	87.6	6.8	7.8
Interest Expense	18.3	19.0	(0.7)	(3.7)
Other Income, Net	0.1	2.4	(2.3)	(95.8)
Income Before Income Tax Expense	76.2	71.0	5.2	7.3
Income Tax Expense	30.1	28.6	1.5	5.2
Net Income	$46.1	$42.4	$3.7	8.7%

Operating Revenues
WMECO’s retail sales volumes were as follows:

	For the Nine Months Ended September 30,
	2016	2015	Decrease	Percent
Retail Sales Volumes in GWh	2,695	2,742	(47)	(1.7)%

WMECO’s Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, decreased by $34.7 million for the nine months ended September 30, 2016, as compared to the same period in 2015.

Fluctuations in WMECO’s sales volumes do not impact the level of base distribution revenue realized or earnings due to the DPU approved revenue decoupling mechanism.  WMECO’s revenue decoupling mechanism permits recovery of a base amount of distribution revenues ($132.4 million annually) and breaks the relationship between sales volumes and revenues recognized.  The revenue decoupling mechanism results in the recovery of approved base distribution revenue requirements.

Fluctuations in the overall level of operating revenues are primarily related to tracked revenues.  Tracked revenues consist of certain costs that are recovered from customers in rates through DPU-approved cost tracking mechanisms and therefore have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply costs, retail transmission charges, energy efficiency program costs, low income assistance programs, and restructuring and stranded cost recovery revenues.  In addition, tracked revenues include certain incentives earned and carrying charges. Tracked revenues decreased due primarily to a decrease in energy supply costs ($47.8 million) driven by decreased average retail rates and lower sales volumes.

Transmission revenues increased by $13.6 million due primarily to the absence in 2016 of a $4.1 million reserve charge recorded in the first quarter of 2015 associated with the March 2015 FERC ROE order and higher revenue requirements associated with ongoing investments in our transmission infrastructure.

Purchased Power and Transmission expense includes costs associated with the purchasing of energy supply on behalf of WMECO’s customers. These energy supply costs are recovered from customers in DPU-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power and Transmission expense decreased for the nine months ended September 30, 2016, as compared to the same period in 2015, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Purchased Power Costs	$(51.3)
Transmission Costs	6.5
Total Purchased Power and Transmission	$(44.8)

Included in purchased power costs are the costs associated with WMECO’s basic service charge and deferred energy supply costs.  The basic service charge recovers energy-related costs incurred as a result of providing electric generation service supply to all customers who have not migrated to third party suppliers.  The decrease in purchased power costs was due primarily to lower prices associated with the procurement of energy supply and lower sales volumes. The increase in transmission costs was primarily the result of an increase in costs billed by ISO-NE that support regional grid investment.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased for the nine months ended September 30, 2016, as compared to the same period in 2015, driven by a $3.7 million increase in tracked costs, which have no earnings impact, that was primarily attributable to higher transmission expenses and the deferral of RECs generated and sold by the WMECO solar program, and an increase of $2.6 million in non-tracked costs that was primarily attributable to higher employee-related expenses and higher public liability claims.

Depreciation expense increased for the nine months ended September 30, 2016, as compared to the same period in 2015, due primarily to higher utility plant in service balances.

Amortization of Regulatory Assets, Net expense (the costs of which are tracked) decreased for the nine months ended September 30, 2016, as compared to the same period in 2015, due to the timing of refunds or recovery of tracked costs from customers in rates.  These costs have no impact on earnings.

Taxes Other Than Income Taxes expense increased for the nine months ended September 30, 2016, as compared to the same period in 2015, due primarily to an increase in property taxes as a result of higher utility plant balances.

Other Income, Net decreased for the nine months ended September 30, 2016, as compared to the same period in 2015, due primarily to lower AFUDC on equity funds ($1.4 million) and a decrease in net gains related to the deferred compensation plans ($0.3 million).

Income Tax Expense increased for the nine months ended September 30, 2016, as compared to the same period in 2015, due primarily to higher pre-tax earnings ($1.9 million), partially offset by other items ($0.2 million) and the excess tax benefit due to the adoption of new accounting guidance related to share-based payment transactions ($0.2 million).

EARNINGS SUMMARY

WMECO’s earnings increased $3.7 million for the nine months ended September 30, 2016, as compared to the same period in 2015, due primarily to an increase in transmission earnings, which was driven by the absence in 2016 of the 2015 FERC ROE complaint proceedings reserve charge as well as a higher transmission rate base, and lower interest expense on long-term debt.  These favorable earnings impacts were partially offset by higher operations and maintenance expense, higher property and other taxes expense, and higher depreciation expense.

LIQUIDITY

WMECO had cash flows provided by operating activities of $124.8 million for the nine months ended September 30, 2016, as compared to $68 million in the same period of 2015.  The increase in operating cash flows was due primarily to the timing of collections of accounts receivable and an increase of $21 million in income tax refunds in 2016, as compared to the same period in 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Information

Commodity Price Risk Management:  Our Regulated companies enter into energy contracts to serve our customers and the economic impacts of those contracts are passed on to our customers.  Accordingly, the Regulated companies have no exposure to loss of future earnings or fair values due to these market risk-sensitive instruments.  Eversource’s Energy Supply Risk Committee, comprised of senior officers, reviews and approves all large scale energy related transactions entered into by its Regulated companies.

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

Our Regulated companies are subject to credit risk from certain long-term or high-volume supply contracts with energy marketing companies.  Our Regulated companies manage the credit risk with these counterparties in accordance with established credit risk practices and monitor contracting risks, including credit risk.  As of September 30, 2016, our Regulated companies did not hold collateral (letters of credit) from counterparties related to our standard service contracts.  As of September 30, 2016, Eversource had $16.7 million of cash posted with ISO-NE related to energy purchase transactions.

We have provided additional disclosures regarding interest rate risk management and credit risk management in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in Eversource’s 2015 Form 10-K, which is incorporated herein by reference. There have been no additional risks identified and no material changes with regard to the items previously disclosed in the Eversource 2015 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Management, on behalf of Eversource, CL&P, NSTAR Electric, PSNH and WMECO, evaluated the design and operation of the disclosure controls and procedures as of September 30, 2016 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC.  This evaluation was made under management’s supervision and with management’s participation, including the principal executive officer and principal financial officer as of the end of the period covered by this Quarterly Report on Form 10-Q.  There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The principal executive officer and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of Eversource, CL&P, NSTAR Electric, PSNH and WMECO are effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

During the third quarter of 2016, we implemented a new time keeping and human resource system resulting in a material change in internal controls over financial reporting. These new systems standardized the timekeeping and human resource management for Eversource and provides for common time and employee data collection and reporting processes, practices and structures. Pre-implementation testing and post-implementation reviews were conducted by management to ensure that internal controls surrounding the system implementation process, the applications, and the closing process were properly designed to prevent material financial statement errors. Such procedures included the review of required documents, user acceptance testing, change management procedures, access controls, data migration strategies and reconciliations, application interface testing and other standard application controls.

There have been no changes, except previously discussed, in internal controls over financial reporting for Eversource, CL&P, NSTAR Electric, PSNH and WMECO during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are parties to various legal proceedings.  We have disclosed these legal proceedings in Part I, Item 3, “Legal Proceedings,” and elsewhere in our 2015 Form 10-K.  These disclosures are incorporated herein by reference.

In August 2013, the Yankee Companies each filed lawsuits against the DOE seeking recovery of actual damages incurred in the years 2009 through 2012, as described under the caption “Yankee Companies v. U.S. Department of Energy” “DOE Phase III Damages” in Part I, Item 3, “Legal Proceedings” of our 2015 Form 10-K. On March 25, 2016, the court issued its decision and awarded the Yankee Companies approximately $76.8 million of the $77.9 million in damages sought in Phase III. The decision became final on July 18, 2016, and the Yankee Companies received the awards from the DOE on October 14, 2016.  The Yankee Companies have filed a request with FERC seeking approval of the proposed distribution of certain amounts of the awarded damages proceeds to member companies, including CL&P, NSTAR Electric, PSNH, and WMECO. Subject to receipt of FERC approval, CYAPC and MYAPC expect to be able to make distributions in December 2016. MYAPC also anticipates refunding approximately $57 million from its spent nuclear fuel trust, a portion of which will be refunded to the Eversource utility subsidiaries. In total, Eversource expects to receive approximately $26 million, of which CL&P expects to receive $13.6 million, NSTAR Electric expects to receive $5 million, PSNH expects to receive $3.9 million, and WMECO expects to receive $3.6 million. These anticipated amounts will be refunded to the customers of the respective Eversource utility subsidiaries.

Other than as set forth above, there have been no additional material legal proceedings identified and no further material changes with regard to the legal proceedings previously disclosed in our 2015 Form 10-K and our Form 10-Q filed for the quarter ended June 30, 2016.

ITEM 1A.	RISK FACTORS

We are subject to a variety of significant risks in addition to the matters set forth under “Forward-Looking Statements,” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Quarterly Report on Form 10-Q.  We have identified a number of these risk factors in Part I, Item 1A, “Risk Factors,” in our 2015 Form 10-K, which risk factors are incorporated herein by reference.  These risk factors should be considered carefully in evaluating our risk profile.  There have been no additional risk factors identified and no material changes with regard to the risk factors previously disclosed in our 2015 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table discloses purchases of our common shares made by us or on our behalf for the periods shown below.  The common shares purchased consist of open market purchases made by the Company or an independent agent.  These share transactions related to shares awarded under the Company’s Incentive Plan and Dividend Reinvestment Plan and matching contributions under the Eversource 401k Plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
July 1 – July 31, 2016	103,301	$59.31	—	—
August 1 – August 31, 2016	5,468	56.26	—	—
September 1 – September 30, 2016	13,172	54.33	—	—
Total	121,941	$58.63	—	—

ITEM 6.	EXHIBITS

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

EVERSOURCE ENERGY

November 4, 2016	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY

November 4, 2016	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR ELECTRIC COMPANY

November 4, 2016	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

November 4, 2016	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN MASSACHUSETTS ELECTRIC COMPANY

November 4, 2016	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer