Form 10-Q
period 2017-03-31
EVERSOURCE ENERGY; WESTERN MASSACHUSETTS ELECTRIC CO; PUBLIC SERVICE CO OF NEW HAMPSHIRE; NSTAR ELECTRIC CO; CONNECTICUT LIGHT & POWER CO
filed 2017-05-05
CIK 72741, 106170, 315256, 13372, 23426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company

Eversource Energy	☒	☐	☐	☐	☐
The Connecticut Light and Power Company	☐	☐	☒	☐	☐
NSTAR Electric Company	☐	☐	☒	☐	☐
Public Service Company of New Hampshire	☐	☐	☒	☐	☐
Western Massachusetts Electric Company	☐	☐	☒	☐	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

	Yes	No

Eversource Energy	☐	☒
The Connecticut Light and Power Company	☐	☒
NSTAR Electric Company	☐	☒
Public Service Company of New Hampshire	☐	☒
Western Massachusetts Electric Company	☐	☒

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

Company - Class of Stock	Outstanding as of April 30, 2017

Eversource Energy Common Shares, $5.00 par value	316,885,808 shares
The Connecticut Light and Power Company Common Stock, $10.00 par value	6,035,205 shares
NSTAR Electric Company Common Stock, $1.00 par value	100 shares
Public Service Company of New Hampshire Common Stock, $1.00 par value	301 shares
Western Massachusetts Electric Company Common Stock, $25.00 par value	434,653 shares

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

Other Terms and Abbreviations:
Access Northeast
A project being developed jointly by Eversource, Enbridge, Inc. ("Enbridge"), and National Grid plc ("National Grid") through Algonquin Gas Transmission, LLC to bring needed additional natural gas pipeline and storage capacity to New England.

ADIT	Accumulated Deferred Income Taxes
AFUDC	Allowance For Funds Used During Construction
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligation
Bay State Wind	A proposed offshore wind project being developed off the coast of Massachusetts
Bcf	Billion cubic feet
C&LM	Conservation and Load Management
CfD	Contract for Differences
Clean Air Project	The construction of a wet flue gas desulphurization system, known as "scrubber technology," to reduce mercury emissions of the Merrimack coal-fired generation station in Bow, New Hampshire
CO2	Carbon dioxide
CPSL	Capital Projects Scheduling List
CTA	Competitive Transition Assessment
CWIP	Construction Work in Progress
EDC	Electric distribution company
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act of 1974

i

ESOP	Employee Stock Ownership Plan
ESPP	Employee Share Purchase Plan
Eversource 2016 Form 10-K	The Eversource Energy and Subsidiaries 2016 combined Annual Report on Form 10-K as filed with the SEC
FERC ALJ	FERC Administrative Law Judge
Fitch	Fitch Ratings
FMCC	Federally Mandated Congestion Charge
FTR	Financial Transmission Rights
GAAP	Accounting principles generally accepted in the United States of America
GSC	Generation Service Charge
GSRP	Greater Springfield Reliability Project
GWh	Gigawatt-Hours
HQ	Hydro-Québec, a corporation wholly-owned by the Québec government, including its divisions that produce, transmit and distribute electricity in Québec, Canada
HVDC	High voltage direct current
Hydro Renewable Energy	Hydro Renewable Energy, Inc., a wholly-owned subsidiary of Hydro-Québec
IPP	Independent Power Producers
ISO-NE Tariff	ISO-NE FERC Transmission, Markets and Services Tariff
kV	Kilovolt
kVa	Kilovolt-ampere
kW	Kilowatt (equal to one thousand watts)
kWh	Kilowatt-Hours (the basic unit of electricity energy equal to one kilowatt of power supplied for one hour)
LBR	Lost Base Revenue
LNG	Liquefied natural gas
LRS	Supplier of last resort service
McF	Million cubic feet
MGP	Manufactured Gas Plant
MMBtu	One million British thermal units
Moody's	Moody's Investors Services, Inc.
MW	Megawatt
MWh	Megawatt-Hours
NEEWS	New England East-West Solution
NETOs	New England Transmission Owners
Northern Pass	The high-voltage direct-current and associated alternating-current transmission line project from Canada into New Hampshire
NOx	Nitrogen oxides
OCI	Other Comprehensive Income/(Loss)
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits Other Than Pension
PBOP Plan	Postretirement Benefits Other Than Pension Plan that provides certain retiree benefits, primarily medical, dental and life insurance
PCRBs	Pollution Control Revenue Bonds
Pension Plan	Single uniform noncontributory defined benefit retirement plan
PPA	Pension Protection Act
RECs	Renewable Energy Certificates
Regulatory ROE	The average cost of capital method for calculating the return on equity related to the distribution and generation business segment excluding the wholesale transmission segment
RNS	Regional Network Service
ROE	Return on Equity
RRB	Rate Reduction Bond or Rate Reduction Certificate
RSUs	Restricted share units
S&P	Standard & Poor's Financial Services LLC
SBC	Systems Benefits Charge
SCRC	Stranded Cost Recovery Charge
SERP	Supplemental Executive Retirement Plans and non-qualified defined benefit retirement plans
SIP	Simplified Incentive Plan
SO2	Sulfur dioxide
SS	Standard service
TCAM	Transmission Cost Adjustment Mechanism
TSA	Transmission Service Agreement
UI	The United Illuminating Company

ii

EVERSOURCE ENERGY AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
WESTERN MASSACHUSETTS ELECTRIC COMPANY

iii

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of March 31, 2017	As of December 31, 2016

ASSETS
Current Assets:
Cash and Cash Equivalents	$45,763	$30,251
Receivables, Net	879,451	847,301
Unbilled Revenues	166,710	168,490
Fuel, Materials, Supplies and Inventory	361,779	328,721
Regulatory Assets	875,037	887,625
Prepayments and Other Current Assets	182,659	215,284
Total Current Assets	2,511,399	2,477,672

Property, Plant and Equipment, Net	21,641,898	21,350,510

Deferred Debits and Other Assets:
Regulatory Assets	3,564,700	3,638,688
Goodwill	3,519,401	3,519,401
Marketable Securities	561,585	544,642
Other Long-Term Assets	556,193	522,260
Total Deferred Debits and Other Assets	8,201,879	8,224,991

Total Assets	$32,355,176	$32,053,173

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$975,500	$1,148,500
Long-Term Debt – Current Portion	773,883	773,883
Accounts Payable	745,856	884,521
Regulatory Liabilities	199,160	146,787
Other Current Liabilities	639,366	684,914
Total Current Liabilities	3,333,765	3,638,605

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	5,758,603	5,607,207
Regulatory Liabilities	692,989	702,255
Derivative Liabilities	415,795	413,676
Accrued Pension and SERP	1,077,593	1,141,514
Other Long-Term Liabilities	848,776	853,260
Total Deferred Credits and Other Liabilities	8,793,756	8,717,912

Capitalization:
Long-Term Debt	9,267,891	8,829,354

Noncontrolling Interest - Preferred Stock of Subsidiaries	155,568	155,568

Equity:
Common Shareholders' Equity:
Common Shares	1,669,392	1,669,392
Capital Surplus, Paid In	6,230,608	6,250,224
Retained Earnings	3,284,108	3,175,171
Accumulated Other Comprehensive Loss	(62,141)	(65,282)
Treasury Stock	(317,771)	(317,771)
Common Shareholders' Equity	10,804,196	10,711,734
Total Capitalization	20,227,655	19,696,656

Total Liabilities and Capitalization	$32,355,176	$32,053,173

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars, Except Share Information)	2017	2016

Operating Revenues	$2,105,135	$2,055,635

Operating Expenses:
Purchased Power, Fuel and Transmission	753,649	754,859
Operations and Maintenance	330,265	320,136
Depreciation	186,805	173,986
Amortization of Regulatory Assets, Net	24,017	20,997
Energy Efficiency Programs	146,158	137,175
Taxes Other Than Income Taxes	155,222	159,946
Total Operating Expenses	1,596,116	1,567,099
Operating Income	509,019	488,536
Interest Expense	103,429	98,212
Other Income, Net	13,577	2,011
Income Before Income Tax Expense	419,167	392,335
Income Tax Expense	157,829	146,302
Net Income	261,338	246,033
Net Income Attributable to Noncontrolling Interests	1,880	1,880
Net Income Attributable to Common Shareholders	$259,458	$244,153

Basic and Diluted Earnings Per Common Share	$0.82	$0.77

Dividends Declared Per Common Share	$0.48	$0.45

Weighted Average Common Shares Outstanding:
Basic	317,463,151	317,517,141
Diluted	318,124,536	318,481,050

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2017	2016

Net Income	$261,338	$246,033
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	534	534
Changes in Unrealized Gains on Marketable Securities	1,645	264
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	962	871
Other Comprehensive Income, Net of Tax	3,141	1,669
Comprehensive Income Attributable to Noncontrolling Interests	(1,880)	(1,880)
Comprehensive Income Attributable to Common Shareholders	$262,599	$245,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2017	2016

Operating Activities:
Net Income	$261,338	$246,033
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	186,805	173,986
Deferred Income Taxes	141,398	141,132
Pension, SERP and PBOP Expense, Net	5,828	11,583
Pension and PBOP Contributions	(45,700)	(30,383)
Regulatory Over/(Under) Recoveries, Net	56,734	(82,772)
Amortization of Regulatory Assets, Net	24,017	20,997
Other	(42,428)	(16,532)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(50,251)	(133,965)
Fuel, Materials, Supplies and Inventory	(33,058)	(22,748)
Taxes Receivable/Accrued, Net	32,313	279,106
Accounts Payable	(57,701)	(76,317)
Other Current Assets and Liabilities, Net	(42,793)	(10,156)
Net Cash Flows Provided by Operating Activities	436,502	499,964

Investing Activities:
Investments in Property, Plant and Equipment	(523,560)	(431,472)
Proceeds from Sales of Marketable Securities	154,772	136,805
Purchases of Marketable Securities	(149,688)	(135,427)
Other Investing Activities	(11,281)	5,494
Net Cash Flows Used in Investing Activities	(529,757)	(424,600)

Financing Activities:
Cash Dividends on Common Shares	(150,521)	(141,157)
Cash Dividends on Preferred Stock	(1,880)	(1,880)
Decrease in Notes Payable	(173,000)	(391,453)
Issuance of Long-Term Debt	600,000	500,000
Retirements of Long-Term Debt	(150,000)	—
Other Financing Activities	(15,832)	(13,855)
Net Cash Flows Provided by/(Used in) Financing Activities	108,767	(48,345)
Net Increase in Cash and Cash Equivalents	15,512	27,019
Cash and Cash Equivalents - Beginning of Period	30,251	23,947
Cash and Cash Equivalents - End of Period	$45,763	$50,966

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of March 31, 2017	As of December 31, 2016

ASSETS
Current Assets:
Cash	$15,315	$6,579
Receivables, Net	349,714	359,132
Accounts Receivable from Affiliated Companies	17,184	16,851
Unbilled Revenues	51,069	50,373
Materials, Supplies and Inventory	56,432	52,050
Regulatory Assets	370,083	335,526
Prepayments and Other Current Assets	52,406	52,670
Total Current Assets	912,203	873,181

Property, Plant and Equipment, Net	7,754,894	7,632,392

Deferred Debits and Other Assets:
Regulatory Assets	1,367,486	1,391,564
Other Long-Term Assets	140,157	137,907
Total Deferred Debits and Other Assets	1,507,643	1,529,471

Total Assets	$10,174,740	$10,035,044

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$3,400	$80,100
Long-Term Debt – Current Portion	100,000	250,000
Accounts Payable	281,414	289,532
Accounts Payable to Affiliated Companies	67,250	88,075
Obligations to Third Party Suppliers	51,885	55,520
Regulatory Liabilities	58,946	47,055
Derivative Liabilities	70,739	77,765
Other Current Liabilities	127,869	120,399
Total Current Liabilities	761,503	1,008,446

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	2,037,638	1,987,661
Regulatory Liabilities	101,241	100,138
Derivative Liabilities	415,187	412,750
Accrued Pension, SERP and PBOP	296,105	300,208
Other Long-Term Liabilities	123,931	123,244
Total Deferred Credits and Other Liabilities	2,974,102	2,924,001

Capitalization:
Long-Term Debt	2,813,151	2,516,010

Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200

Common Stockholder's Equity:
Common Stock	60,352	60,352
Capital Surplus, Paid In	2,110,726	2,110,714
Retained Earnings	1,338,592	1,299,374
Accumulated Other Comprehensive Income/(Loss)	114	(53)
Common Stockholder's Equity	3,509,784	3,470,387
Total Capitalization	6,439,135	6,102,597

Total Liabilities and Capitalization	$10,174,740	$10,035,044

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2017	2016

Operating Revenues	$732,310	$735,317

Operating Expenses:
Purchased Power and Transmission	244,938	272,600
Operations and Maintenance	128,226	110,843
Depreciation	59,751	56,969
Amortization of Regulatory Assets, Net	12,803	9,878
Energy Efficiency Programs	36,591	38,090
Taxes Other Than Income Taxes	73,979	75,465
Total Operating Expenses	556,288	563,845
Operating Income	176,022	171,472
Interest Expense	34,964	36,498
Other Income, Net	2,756	936
Income Before Income Tax Expense	143,814	135,910
Income Tax Expense	53,606	48,863
Net Income	$90,208	$87,047

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2017	2016

Net Income	$90,208	$87,047
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	111	111
Changes in Unrealized Gains on Marketable Securities	56	9
Other Comprehensive Income, Net of Tax	167	120
Comprehensive Income	$90,375	$87,167

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2017	2016

Operating Activities:
Net Income	$90,208	$87,047
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	59,751	56,969
Deferred Income Taxes	47,864	58,363
Regulatory Underrecoveries, Net	(18,734)	(70,195)
Amortization of Regulatory Assets, Net	12,803	9,878
Other	(2,373)	2,216
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(1,280)	(37,501)
Taxes Receivable/Accrued, Net	32,920	141,951
Accounts Payable	(16,957)	(5,040)
Other Current Assets and Liabilities, Net	(32,576)	(22,533)
Net Cash Flows Provided by Operating Activities	171,626	221,155

Investing Activities:
Investments in Property, Plant and Equipment	(181,601)	(147,131)
Proceeds from the Sale of Property, Plant and Equipment	—	9,047
Other Investing Activities	32	49
Net Cash Flows Used in Investing Activities	(181,569)	(138,035)

Financing Activities:
Cash Dividends on Common Stock	(49,600)	(49,900)
Cash Dividends on Preferred Stock	(1,390)	(1,390)
Capital Contributions from Eversource Parent	—	145,700
Issuance of Long-Term Debt	300,000	—
Retirement of Long-Term Debt	(150,000)	—
Decrease in Notes Payable to Eversource Parent	(76,700)	(161,900)
Other Financing Activities	(3,631)	(205)
Net Cash Flows Provided by/(Used in) Financing Activities	18,679	(67,695)
Net Increase in Cash	8,736	15,425
Cash - Beginning of Period	6,579	1,057
Cash - End of Period	$15,315	$16,482

The accompanying notes are an integral part of these unaudited condensed financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of March 31, 2017	As of December 31, 2016

ASSETS
Current Assets:
Cash and Cash Equivalents	$2,448	$3,494
Receivables, Net	264,337	257,557
Accounts Receivable from Affiliated Companies	4,565	8,581
Unbilled Revenues	28,393	31,632
Taxes Receivable	2,884	39,738
Materials, Supplies and Inventory	94,338	62,288
Regulatory Assets	276,476	289,400
Prepayments and Other Current Assets	17,109	14,906
Total Current Assets	690,550	707,596

Property, Plant and Equipment, Net	6,108,944	6,051,835

Deferred Debits and Other Assets:
Regulatory Assets	1,051,090	1,057,746
Prepaid PBOP	100,609	95,073
Other Long-Term Assets	63,371	60,572
Total Deferred Debits and Other Assets	1,215,070	1,213,391

Total Assets	$8,014,564	$7,972,822

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$174,500	$126,500
Long-Term Debt – Current Portion	400,000	400,000
Accounts Payable	177,110	232,599
Accounts Payable to Affiliated Companies	96,924	91,532
Obligations to Third Party Suppliers	60,650	55,863
Renewable Portfolio Standards Compliance Obligations	94,800	75,571
Regulatory Liabilities	62,154	63,653
Other Current Liabilities	54,166	71,122
Total Current Liabilities	1,120,304	1,116,840

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,866,259	1,836,292
Regulatory Liabilities	390,458	391,823
Accrued Pension and SERP	99,491	111,827
Other Long-Term Liabilities	125,640	123,194
Total Deferred Credits and Other Liabilities	2,481,848	2,463,136

Capitalization:
Long-Term Debt	1,678,514	1,678,116

Preferred Stock Not Subject to Mandatory Redemption	43,000	43,000

Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	1,045,378	1,045,378
Retained Earnings	1,645,156	1,625,984
Accumulated Other Comprehensive Income	364	368
Common Stockholder's Equity	2,690,898	2,671,730
Total Capitalization	4,412,412	4,392,846

Total Liabilities and Capitalization	$8,014,564	$7,972,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2017	2016

Operating Revenues	$603,779	$614,216

Operating Expenses:
Purchased Power and Transmission	233,093	254,336
Operations and Maintenance	88,351	94,696
Depreciation	55,216	51,886
Amortization of Regulatory Assets, Net	4,977	4,683
Energy Efficiency Programs	67,312	66,243
Taxes Other Than Income Taxes	27,393	32,555
Total Operating Expenses	476,342	504,399
Operating Income	127,437	109,817
Interest Expense	22,029	20,889
Other Income/(Loss), Net	3,249	(334)
Income Before Income Tax Expense	108,657	88,594
Income Tax Expense	42,495	34,101
Net Income	$66,162	$54,493

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2017	2016

Net Income	$66,162	$54,493
Other Comprehensive Loss, Net of Tax:
Changes in Funded Status of SERP Benefit Plan	(4)	(10)
Other Comprehensive Loss, Net of Tax	(4)	(10)
Comprehensive Income	$66,158	$54,483

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2017	2016

Operating Activities:
Net Income	$66,162	$54,493
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	55,216	51,886
Deferred Income Taxes	29,199	32,878
Pension, SERP and PBOP Benefits and Contributions, Net of Expense	(10,422)	(12,953)
Regulatory Over/(Under) Recoveries, Net	4,373	(16,746)
Amortization of Regulatory Assets, Net	4,977	4,683
Other	(3,691)	(3,245)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(2,376)	(29,132)
Materials, Supplies and Inventory	(32,050)	(40,322)
Taxes Receivable/Accrued, Net	38,970	33,938
Accounts Payable	(19,025)	1,187
Other Current Assets and Liabilities, Net	2,371	19,600
Net Cash Flows Provided by Operating Activities	133,704	96,267

Investing Activities:
Investments in Property, Plant and Equipment	(132,105)	(91,319)
Other Investing Activities	(3,617)	—
Net Cash Flows Used in Investing Activities	(135,722)	(91,319)

Financing Activities:
Cash Dividends on Common Stock	(46,500)	(90,300)
Cash Dividends on Preferred Stock	(490)	(490)
Increase in Notes Payable	48,000	86,000
Other Financing Activities	(38)	—
Net Cash Flows Provided by/(Used in) Financing Activities	972	(4,790)
(Decrease)/Increase in Cash and Cash Equivalents	(1,046)	158
Cash and Cash Equivalents - Beginning of Period	3,494	3,346
Cash and Cash Equivalents - End of Period	$2,448	$3,504

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of March 31, 2017	As of December 31, 2016

ASSETS
Current Assets:
Cash	$7,743	$4,646
Receivables, Net	81,899	84,450
Accounts Receivable from Affiliated Companies	2,098	4,185
Unbilled Revenues	42,784	41,004
Fuel, Materials, Supplies and Inventory	165,725	162,354
Regulatory Assets	111,274	117,240
Prepayments and Other Current Assets	9,423	28,908
Total Current Assets	420,946	442,787

Property, Plant and Equipment, Net	3,076,608	3,039,313

Deferred Debits and Other Assets:
Regulatory Assets	243,643	245,525
Other Long-Term Assets	42,797	37,720
Total Deferred Debits and Other Assets	286,440	283,245

Total Assets	$3,783,994	$3,765,345

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$144,900	$160,900
Long-Term Debt – Current Portion	70,000	70,000
Accounts Payable	70,710	85,716
Accounts Payable to Affiliated Companies	40,463	29,154
Regulatory Liabilities	17,224	12,659
Other Current Liabilities	52,771	43,253
Total Current Liabilities	396,068	401,682

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	796,118	785,385
Regulatory Liabilities	45,600	44,779
Accrued Pension, SERP and PBOP	91,911	94,652
Other Long-Term Liabilities	48,435	49,442
Total Deferred Credits and Other Liabilities	982,064	974,258

Capitalization:
Long-Term Debt	1,002,305	1,002,048

Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	843,134	843,134
Retained Earnings	565,098	549,286
Accumulated Other Comprehensive Loss	(4,675)	(5,063)
Common Stockholder's Equity	1,403,557	1,387,357
Total Capitalization	2,405,862	2,389,405

Total Liabilities and Capitalization	$3,783,994	$3,765,345

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2017	2016

Operating Revenues	$253,157	$242,290

Operating Expenses:
Purchased Power, Fuel and Transmission	61,747	50,214
Operations and Maintenance	62,351	59,213
Depreciation	30,735	28,235
Amortization of Regulatory Assets, Net	5,445	8,518
Energy Efficiency Programs	3,746	3,620
Taxes Other Than Income Taxes	20,881	21,795
Total Operating Expenses	184,905	171,595
Operating Income	68,252	70,695
Interest Expense	12,808	12,461
Other Income, Net	1,198	150
Income Before Income Tax Expense	56,642	58,384
Income Tax Expense	22,330	22,326
Net Income	$34,312	$36,058

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2017	2016

Net Income	$34,312	$36,058
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	291	290
Changes in Unrealized Gains on Marketable Securities	97	16
Other Comprehensive Income, Net of Tax	388	306
Comprehensive Income	$34,700	$36,364

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2017	2016

Operating Activities:
Net Income	$34,312	$36,058
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	30,735	28,235
Deferred Income Taxes	11,290	21,181
Regulatory Over/(Under) Recoveries, Net	3,507	(2,291)
Amortization of Regulatory Assets, Net	5,445	8,518
Other	(4,471)	(9,166)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	1,149	(17,207)
Fuel, Materials, Supplies and Inventory	(3,371)	6,903
Taxes Receivable/Accrued, Net	1,778	57,935
Accounts Payable	5,475	2,100
Other Current Assets and Liabilities, Net	27,332	24,021
Net Cash Flows Provided by Operating Activities	113,181	156,287

Investing Activities:
Investments in Property, Plant and Equipment	(75,327)	(72,338)
Other Investing Activities	(145)	84
Net Cash Flows Used in Investing Activities	(75,472)	(72,254)

Financing Activities:
Cash Dividends on Common Stock	(18,500)	(19,400)
Capital Contributions from Eversource Parent	—	11,500
Decrease in Notes Payable to Eversource Parent	(16,000)	(74,200)
Other Financing Activities	(112)	(86)
Net Cash Flows Used in Financing Activities	(34,612)	(82,186)
Net Increase in Cash	3,097	1,847
Cash - Beginning of Period	4,646	1,733
Cash - End of Period	$7,743	$3,580

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of March 31, 2017	As of December 31, 2016

ASSETS
Current Assets:
Cash	$769	$—
Receivables, Net	57,340	54,940
Accounts Receivable from Affiliated Companies	16,588	14,425
Unbilled Revenues	16,850	15,329
Materials, Supplies and Inventory	9,911	8,618
Regulatory Assets	66,033	64,123
Prepayments and Other Current Assets	3,365	2,595
Total Current Assets	170,856	160,030

Property, Plant and Equipment, Net	1,694,818	1,678,262

Deferred Debits and Other Assets:
Regulatory Assets	123,317	127,291
Other Long-Term Assets	31,171	29,062
Total Deferred Debits and Other Assets	154,488	156,353

Total Assets	$2,020,162	$1,994,645

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$71,400	$51,000
Accounts Payable	44,023	56,036
Accounts Payable to Affiliated Companies	14,837	19,478
Obligations to Third Party Suppliers	9,705	10,508
Renewable Portfolio Standards Compliance Obligations	25,110	20,383
Regulatory Liabilities	12,897	14,888
Other Current Liabilities	7,659	14,984
Total Current Liabilities	185,631	187,277

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	507,203	490,793
Regulatory Liabilities	19,119	17,227
Accrued Pension, SERP and PBOP	18,660	20,390
Other Long-Term Liabilities	44,177	41,308
Total Deferred Credits and Other Liabilities	589,159	569,718

Capitalization:
Long-Term Debt	566,415	566,536

Common Stockholder's Equity:
Common Stock	10,866	10,866
Capital Surplus, Paid In	444,398	444,398
Retained Earnings	225,930	218,212
Accumulated Other Comprehensive Loss	(2,237)	(2,362)
Common Stockholder's Equity	678,957	671,114
Total Capitalization	1,245,372	1,237,650

Total Liabilities and Capitalization	$2,020,162	$1,994,645

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2017	2016

Operating Revenues	$130,136	$128,095

Operating Expenses:
Purchased Power and Transmission	40,867	39,563
Operations and Maintenance	22,498	21,805
Depreciation	12,002	11,371
Amortization of Regulatory (Liabilities)/Assets, Net	(488)	1,212
Energy Efficiency Programs	10,664	10,856
Taxes Other Than Income Taxes	10,428	10,232
Total Operating Expenses	95,971	95,039
Operating Income	34,165	33,056
Interest Expense	6,249	6,004
Other Income/(Loss), Net	77	(149)
Income Before Income Tax Expense	27,993	26,903
Income Tax Expense	10,775	10,076
Net Income	$17,218	$16,827

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2017	2016

Net Income	$17,218	$16,827
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	109	109
Changes in Unrealized Gains on Marketable Securities	16	3
Other Comprehensive Income, Net of Tax	125	112
Comprehensive Income	$17,343	$16,939

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2017	2016

Operating Activities:
Net Income	$17,218	$16,827
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	12,002	11,371
Deferred Income Taxes	16,176	9,921
Regulatory Underrecoveries, Net	(452)	(6,100)
Amortization of Regulatory (Liabilities)/Assets, Net	(488)	1,212
Other	(326)	(541)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(5,924)	2,197
Taxes Receivable/Accrued, Net	(1,404)	26,976
Accounts Payable	(10,141)	(11,011)
Other Current Assets and Liabilities, Net	(4,057)	(136)
Net Cash Flows Provided by Operating Activities	22,604	50,716

Investing Activities:
Investments in Property, Plant and Equipment	(32,744)	(39,891)
Other Investing Activities	9	13
Net Cash Flows Used in Investing Activities	(32,735)	(39,878)

Financing Activities:
Cash Dividends on Common Stock	(9,500)	(9,500)
Increase in Notes Payable to Eversource Parent	20,400	100
Other Financing Activities	—	(3)
Net Cash Flows Provided by/(Used in) Financing Activities	10,900	(9,403)
Net Increase in Cash	769	1,435
Cash - Beginning of Period	—	834
Cash - End of Period	$769	$2,269

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

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.    Basis of Presentation
Eversource Energy is a public utility holding company primarily engaged, through its wholly-owned regulated utility subsidiaries, in the energy delivery business.  Eversource Energy's wholly-owned regulated utility subsidiaries consist of CL&P, NSTAR Electric, PSNH, WMECO, Yankee Gas and NSTAR Gas.  Eversource provides energy delivery service to approximately 3.7 million electric and natural gas customers through these six regulated utilities in Connecticut, Massachusetts and New Hampshire.

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

The combined notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  The accompanying financial statements should be read in conjunction with the Combined Notes to Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of the Eversource 2016 Form 10-K, which was filed with the SEC.  The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The financial statements contain, in the opinion of management, all adjustments (including normal, recurring adjustments) necessary to present fairly Eversource's, CL&P's, NSTAR Electric's, PSNH's and WMECO's financial position as of March 31, 2017 and December 31, 2016, and the results of operations, comprehensive income and cash flows for the three months ended March 31, 2017 and 2016.  The results of operations, comprehensive income and cash flows for the three months ended March 31, 2017 and 2016 are not necessarily indicative of the results expected for a full year.

Eversource consolidates CYAPC and YAEC because CL&P's, NSTAR Electric's, PSNH's and WMECO's combined ownership interest in each of these entities is greater than 50 percent.  Intercompany transactions between CL&P, NSTAR Electric, PSNH and WMECO and the CYAPC and YAEC companies have been eliminated in consolidation of the Eversource financial statements.

Eversource's utility subsidiaries' distribution (including generation assets) and transmission businesses are subject to rate-regulation that is based on cost recovery and meets the criteria for application of accounting guidance for entities with rate-regulated operations, which considers the effect of regulation on the differences in the timing of the recognition of certain revenues and expenses from those of other businesses and industries.  See Note 2, "Regulatory Accounting," for further information.

Certain reclassifications of prior period data were made in the accompanying financial statements to conform to the current period presentation.

B.    Accounting Standards
Accounting Standards Issued but Not Yet Effective:  In May 2014, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which amends existing revenue recognition guidance and is required to be applied retrospectively (either to each reporting period presented or cumulatively at the date of initial application).  The Company is evaluating the requirements and potential impacts of ASU 2014-09 and will implement the standard in the first quarter of 2018 cumulatively at the date of initial application. The guidance continues to be interpreted on an industry specific level, including the timing of recognizing revenues from billings to protected customers that may not meet the collectability threshold for revenue recognition. Therefore, while the effects of implementing the ASU on results of operations are not expected to be material, there may be changes in the timing of revenue recognition on the financial statements of Eversource, CL&P, NSTAR Electric, PSNH and WMECO.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Liabilities, which is required to be implemented in the first quarter of 2018.  The ASU will remove the available-for-sale designation for equity securities, whereby changes in fair value are recorded in accumulated other comprehensive income within shareholders' equity, and will require changes in fair value of all equity securities to be recorded in earnings beginning on January 1, 2018, with the unrealized gain or loss on available-for-sale equity securities as of that date reclassified to retained earnings as a cumulative effect of adoption.  The fair value of available-for-sale equity securities subject to this guidance as of March 31, 2017 was approximately $49 million.  The remaining available-for-sale equity securities included in marketable securities on the balance sheet are held in nuclear decommissioning trusts and are subject to regulatory accounting treatment and will not be impacted by this guidance. Implementation of the ASU for other financial instruments is not expected to have a material impact on the financial statements of Eversource, CL&P, NSTAR Electric, PSNH and WMECO.

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

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, required to be implemented in the first quarter of 2018. The ASU requires separate presentation of service cost from other components of net pension and PBOP costs, with the other components presented as non-operating income and not subject to capitalization. The Company is assessing the impacts of the ASU on the financial statements of Eversource, CL&P, NSTAR Electric, PSNH and WMECO, however implementation of the ASU is not expected to have a material impact on the net income of Eversource, CL&P, NSTAR Electric, PSNH and WMECO.

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

The PURA allows CL&P and Yankee Gas to accelerate the recovery of accounts receivable balances attributable to qualified customers under financial or medical duress (uncollectible hardship accounts receivable) outstanding for greater than 180 days and 90 days, respectively.  The DPU allows WMECO and NSTAR Gas also to recover in rates, amounts associated with certain uncollectible hardship accounts receivable.  Certain of NSTAR Electric's uncollectible hardship accounts receivable are expected to be recovered in future rates, similar to WMECO and NSTAR Gas. These uncollectible customer account balances are included in Regulatory Assets or Other Long-Term Assets on the balance sheets.

The total provision for uncollectible accounts and for uncollectible hardship accounts, which is included in the total provision, is included in Receivables, Net on the balance sheets, and was as follows:

	Total Provision for Uncollectible Accounts		Uncollectible Hardship
(Millions of Dollars)	As of March 31, 2017	As of December 31, 2016	As of March 31, 2017	As of December 31, 2016
Eversource	$203.2	$200.6	$118.0	$119.9
CL&P	88.7	86.4	69.8	67.7
NSTAR Electric	52.6	54.8	23.7	26.2
PSNH	10.4	9.9	—	—
WMECO	14.2	15.5	8.2	9.9

D.    Fair Value Measurements
Fair value measurement guidance is applied to derivative contracts that are not elected or designated as "normal purchases or normal sales" ("normal") and to the marketable securities held in trusts.  Fair value measurement guidance is also applied to valuations of the investments used to calculate the funded status of pension and PBOP plans, the nonrecurring fair value measurements of nonfinancial assets such as goodwill and AROs, and the estimated fair value of preferred stock and long-term debt.

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

E.    Other Income, Net
Items included within Other Income, Net on the statements of income primarily consist of investment income/(loss), interest income, AFUDC related to equity funds, and income/(loss) related to equity method investments.  Investment income/(loss) primarily relates to debt and equity securities held in trust.  For further information, see Note 5, "Marketable Securities," to the financial statements.

F.    Other Taxes
Gross receipts taxes levied by the state of Connecticut are collected by CL&P and Yankee Gas from their respective customers.  These gross receipts taxes are shown separately with collections in Operating Revenues and with payments in Taxes Other Than Income Taxes on the statements of income as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2017	March 31, 2016
Eversource	$42.2	$42.2
CL&P	33.9	36.0

As agents for state and local governments, Eversource's companies that serve customers in Connecticut and Massachusetts collect certain sales taxes that are recorded on a net basis with no impact on the statements of income.

G.    Supplemental Cash Flow Information
Non-cash investing activities include plant additions included in Accounts Payable as follows:

(Millions of Dollars)	As of March 31, 2017	As of March 31, 2016
Eversource	$220.5	$125.6
CL&P	104.2	52.6
NSTAR Electric	29.8	11.7
PSNH	28.7	26.8
WMECO	19.6	10.7

2.    REGULATORY ACCOUNTING

Eversource's Regulated companies are subject to rate regulation that is based on cost recovery and meets the criteria for application of accounting guidance for rate-regulated operations, which considers the effect of regulation on the timing of the recognition of certain revenues and expenses. The Regulated companies' financial statements reflect the effects of the rate-making process.  The rates charged to the customers of Eversource's Regulated companies are designed to collect each company's costs to provide service, including a return on investment.

Management believes it is probable that each of the Regulated companies will recover its respective investments in long-lived assets, including regulatory assets.  If management were to determine that it could no longer apply the accounting guidance applicable to rate-regulated enterprises to any of the Regulated companies' operations, or if management could not conclude it is probable that costs would be recovered from customers in future rates, the costs would be charged to net income in the period in which the determination is made.

Regulatory Assets:  The components of regulatory assets were as follows:

Eversource	As of March 31, 2017	As of December 31, 2016
(Millions of Dollars)
Benefit Costs	$1,782.5	$1,817.8
Derivative Liabilities	416.3	423.3
Income Taxes, Net	645.4	644.5
Storm Restoration Costs	375.8	385.3
Goodwill-related	459.3	464.4
Regulatory Tracker Mechanisms	578.9	576.6
Contractual Obligations - Yankee Companies	70.6	84.9
Other Regulatory Assets	110.9	129.5
Total Regulatory Assets	4,439.7	4,526.3
Less: Current Portion	875.0	887.6
Total Long-Term Regulatory Assets	$3,564.7	$3,638.7

	As of March 31, 2017				As of December 31, 2016
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	NSTAR Electric	PSNH	WMECO
Benefit Costs	$421.5	$429.9	$181.1	$85.1	$429.3	$438.6	$184.2	$86.7
Derivative Liabilities	413.5	2.5	—	—	420.5	2.8	—	—
Income Taxes, Net	435.9	90.4	23.4	30.9	437.0	89.7	24.2	30.8
Storm Restoration Costs	225.1	118.5	17.0	15.2	239.8	112.5	17.1	15.9
Goodwill-related	—	394.3	—	—	—	398.7	—	—
Regulatory Tracker Mechanisms	170.5	245.9	101.8	49.1	123.9	257.3	104.5	46.7
Other Regulatory Assets	71.1	46.1	31.6	9.0	76.6	47.5	32.7	11.3
Total Regulatory Assets	1,737.6	1,327.6	354.9	189.3	1,727.1	1,347.1	362.7	191.4
Less: Current Portion	370.1	276.5	111.3	66.0	335.5	289.4	117.2	64.1
Total Long-Term Regulatory Assets	$1,367.5	$1,051.1	$243.6	$123.3	$1,391.6	$1,057.7	$245.5	$127.3

Regulatory Costs in Other Long-Term Assets:  Eversource's Regulated companies had $91.4 million (including $5.0 million for CL&P, $33.3 million for NSTAR Electric, $12.9 million for PSNH and $22.1 million for WMECO) and $86.3 million (including $5.9 million for CL&P, $35.0 million for NSTAR Electric, $8.2 million for PSNH, and $20.1 million for WMECO) of additional regulatory costs as of March 31, 2017 and December 31, 2016, respectively, that were included in Other Long-Term Assets on the balance sheets.  These amounts represent incurred costs for which recovery has not yet been specifically approved by the applicable regulatory agency.  However, based on regulatory policies or past precedent on similar costs, management believes it is probable that these costs will ultimately be approved and recovered from customers in rates.

Regulatory Liabilities:  The components of regulatory liabilities were as follows:

Eversource	As of March 31, 2017	As of December 31, 2016
(Millions of Dollars)
Cost of Removal	$469.6	$459.7
Benefit Costs	130.8	136.2
Regulatory Tracker Mechanisms	188.8	145.3
AFUDC - Transmission	65.8	65.8
Other Regulatory Liabilities	37.2	42.1
Total Regulatory Liabilities	892.2	849.1
Less: Current Portion	199.2	146.8
Total Long-Term Regulatory Liabilities	$693.0	$702.3

	As of March 31, 2017				As of December 31, 2016
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	NSTAR Electric	PSNH	WMECO
Cost of Removal	$42.5	$273.3	$44.8	$10.6	$38.8	$271.6	$44.1	$8.6
Benefit Costs	—	109.8	—	—	—	113.1	—	—
Regulatory Tracker Mechanisms	44.5	62.2	15.0	12.7	37.2	63.7	10.7	14.7
AFUDC - Transmission	49.9	7.2	—	8.7	50.2	6.9	—	8.7
Other Regulatory Liabilities	23.2	0.2	3.0	—	21.0	0.2	2.7	0.1
Total Regulatory Liabilities	160.1	452.7	62.8	32.0	147.2	455.5	57.5	32.1
Less: Current Portion	58.9	62.2	17.2	12.9	47.1	63.7	12.7	14.9
Total Long-Term Regulatory Liabilities	$101.2	$390.5	$45.6	$19.1	$100.1	$391.8	$44.8	$17.2

3.    PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

The following tables summarize utility property, plant and equipment by asset category:

Eversource	As of March 31, 2017	As of December 31, 2016
(Millions of Dollars)
Distribution - Electric	$13,893.9	$13,716.9
Distribution - Natural Gas	3,049.3	3,010.4
Transmission - Electric	8,600.1	8,517.4
Generation	1,225.6	1,224.2
Electric and Natural Gas Utility	26,768.9	26,468.9
Other (1)	585.1	591.6
Property, Plant and Equipment, Gross	27,354.0	27,060.5
Less: Accumulated Depreciation
Electric and Natural Gas Utility	(6,607.5)	(6,480.4)
Other	(251.3)	(242.0)
Total Accumulated Depreciation	(6,858.8)	(6,722.4)
Property, Plant and Equipment, Net	20,495.2	20,338.1
Construction Work in Progress	1,146.7	1,012.4
Total Property, Plant and Equipment, Net	$21,641.9	$21,350.5

(1) These assets are primarily comprised of building improvements, computer software, hardware and equipment at Eversource Service.

	As of March 31, 2017				As of December 31, 2016
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	NSTAR Electric	PSNH	WMECO
Distribution	$5,628.7	$5,471.5	$1,981.9	$851.8	$5,562.9	$5,402.3	$1,949.8	$841.9
Transmission	3,930.1	2,462.8	1,075.5	1,083.4	3,912.9	2,435.8	1,059.3	1,061.1
Generation	—	—	1,189.6	36.0	—	—	1,188.2	36.0
Property, Plant and Equipment, Gross	9,558.8	7,934.3	4,247.0	1,971.2	9,475.8	7,838.1	4,197.3	1,939.0
Less: Accumulated Depreciation	(2,125.4)	(2,064.4)	(1,277.7)	(347.0)	(2,082.4)	(2,025.4)	(1,254.7)	(338.8)
Property, Plant and Equipment, Net	7,433.4	5,869.9	2,969.3	1,624.2	7,393.4	5,812.7	2,942.6	1,600.2
Construction Work in Progress	321.5	239.0	107.3	70.6	239.0	239.1	96.7	78.1
Total Property, Plant and Equipment, Net	$7,754.9	$6,108.9	$3,076.6	$1,694.8	$7,632.4	$6,051.8	$3,039.3	$1,678.3

4.    DERIVATIVE INSTRUMENTS

The Regulated companies purchase and procure energy and energy-related products, which are subject to price volatility, for their customers.  The costs associated with supplying energy to customers are recoverable from customers in future rates.  The Regulated companies manage the risks associated with the price volatility of energy and energy-related products through the use of derivative and non-derivative contracts.

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

The gross fair values of derivative assets and liabilities with the same counterparty are offset and reported as net Derivative Assets or Derivative Liabilities, with current and long-term portions, on the balance sheets.  The following table presents the gross fair values of contracts, categorized by risk type, and the net amounts recorded as current or long-term derivative assets or liabilities:

	As of March 31, 2017			As of December 31, 2016
(Millions of Dollars)	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative
Current Derivative Assets:
Level 2:
Eversource	$0.6	$—	$0.6	$6.0	$—	$6.0
Level 3:
Eversource, CL&P	12.5	(8.6)	3.9	13.9	(9.4)	4.5
Long-Term Derivative Assets:
Level 2:
Eversource	$—	$—	$—	$0.3	$(0.1)	$0.2
Level 3:
Eversource, CL&P	78.3	(9.8)	68.5	77.3	(11.7)	65.6
Current Derivative Liabilities:
Level 3:
Eversource	$(72.9)	$—	$(72.9)	$(79.7)	$—	$(79.7)
CL&P	(70.7)	—	(70.7)	(77.8)	—	(77.8)
NSTAR Electric	(2.2)	—	(2.2)	(1.9)	—	(1.9)
Long-Term Derivative Liabilities:
Level 2:
Eversource	$(0.3)	$—	$(0.3)	$—	$—	$—
Level 3:
Eversource	(415.5)	—	(415.5)	(413.7)	—	(413.7)
CL&P	(415.2)	—	(415.2)	(412.8)	—	(412.8)
NSTAR Electric	(0.3)	—	(0.3)	(0.9)	—	(0.9)

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

As of March 31, 2017 and December 31, 2016, Eversource had New York Mercantile Exchange ("NYMEX") financial contracts for natural gas futures in order to reduce variability associated with the purchase price of approximately 5.4 million and 9.2 million MMBtu of natural gas, respectively.

For the three months ended March 31, 2017 and 2016, there were losses of $26.5 million and $30.5 million, respectively, deferred as regulatory costs, which reflect the change in fair value associated with Eversource's derivative contracts.

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

The fair value of derivative contracts classified as Level 3 utilizes significant unobservable inputs.  The fair value is modeled using income techniques, such as discounted cash flow valuations adjusted for assumptions relating to exit price.  Significant observable inputs for valuations of these contracts include energy and energy-related product prices in future years for which quoted prices in an active market exist.  Fair value measurements categorized in Level 3 of the fair value hierarchy are prepared by individuals with expertise in valuation techniques, pricing of energy and energy-related products, and accounting requirements.  The future power and capacity prices for periods that are not quoted in an active market or established at auction are based on available market data and are escalated based on estimates of inflation in order to address the full term of the contract.

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

The following is a summary of Eversource's, including CL&P's and NSTAR Electric's, Level 3 derivative contracts and the range of the significant unobservable inputs utilized in the valuations over the duration of the contracts:

	As of March 31, 2017					As of December 31, 2016
	Range				Period Covered	Range				Period Covered
Capacity Prices:
Eversource, CL&P	$5.00	—	8.70	per kW-Month	2020 - 2026	$5.50	—	8.70	per kW-Month	2020 - 2026
Forward Reserve:
Eversource, CL&P	$1.40	—	2.00	per kW-Month	2017 - 2024	$1.40	—	2.00	per kW-Month	2017 - 2024
REC Prices:
Eversource, NSTAR Electric	$27.00	—	30.00	per REC	2017 - 2018	$24.00	—	29.00	per REC	2017 - 2018

Exit price premiums of 2 percent through 19 percent are also applied on these contracts and reflect the uncertainty and illiquidity premiums that would be required based on the most recent market activity available for similar type contracts.

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

	For the Three Months Ended March 31,
	2017			2016
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	Eversource	CL&P	NSTAR Electric
Derivatives, Net:
Fair Value as of Beginning of Period	$(423.3)	$(420.5)	$(2.8)	$(380.9)	$(380.8)	$(0.1)
Net Realized/Unrealized Losses Included in Regulatory Assets and Liabilities	(15.4)	(14.6)	(0.8)	(28.9)	(24.6)	(4.3)
Settlements	22.7	21.6	1.1	22.1	20.3	1.8
Fair Value as of End of Period	$(416.0)	$(413.5)	$(2.5)	$(387.7)	$(385.1)	$(2.6)

5.    MARKETABLE SECURITIES

Eversource maintains trusts that hold marketable securities to fund certain non-qualified executive benefits.  These trusts are not subject to regulatory oversight by state or federal agencies.  CYAPC and YAEC maintain legally restricted trusts, each of which holds marketable securities, to fund the spent nuclear fuel removal obligations of their nuclear fuel storage facilities.

Trading Securities:  Eversource has elected to record certain equity securities as trading securities, with the changes in fair values recorded in Other Income, Net on the statements of income.  As of December 31, 2016, these securities were classified as Level 1 in the fair value hierarchy and totaled $9.6 million.  These securities were sold during the first quarter of 2017 and were no longer held as of March 31, 2017. For the three months ended March 31, 2016, net gains on these securities of $0.2 million were recorded in Other Income, Net on the statement of income. Dividend income is recorded in Other Income, Net when dividends are declared.

Available-for-Sale Securities:  The following is a summary of available-for-sale securities, which are recorded at fair value and are included in current and long-term Marketable Securities on the balance sheets.

	As of March 31, 2017				As of December 31, 2016
Eversource (Millions of Dollars)	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value
Debt Securities	$296.9	$2.4	$(1.3)	$298.0	$296.2	$1.1	$(2.1)	$295.2
Equity Securities	201.9	77.8	(0.5)	279.2	203.3	62.3	(1.2)	264.4

Eversource's debt and equity securities include CYAPC's and YAEC's marketable securities held in nuclear decommissioning trusts in the amounts of $482.3 million and $466.7 million as of March 31, 2017 and December 31, 2016, respectively.  Unrealized gains and losses for these nuclear decommissioning trusts are recorded in Marketable Securities with the corresponding offset to Other Long-Term Liabilities on the balance sheets, with no impact on the statements of income.

Unrealized Losses and Other-than-Temporary Impairment:  There have been no significant unrealized losses, other-than-temporary impairments or credit losses for the three months ended March 31, 2017 and 2016.  Factors considered in determining whether a credit loss exists include the duration and severity of the impairment, adverse conditions specifically affecting the issuer, and the payment history, ratings and rating changes of the security.  For asset-backed debt securities, underlying collateral and expected future cash flows are also evaluated.

Realized Gains and Losses:  Realized gains and losses on available-for-sale securities are recorded in Other Income, Net for Eversource's non-qualified benefit trust and are offset in Other Long-Term Liabilities for CYAPC and YAEC.  Eversource utilizes the specific identification basis method for the Eversource non-qualified benefit trust, and the average cost basis method for the CYAPC and YAEC nuclear decommissioning trusts to compute the realized gains and losses on the sale of available-for-sale securities.

Contractual Maturities:  As of March 31, 2017, the contractual maturities of available-for-sale debt securities were as follows:

Eversource (Millions of Dollars)	Amortized Cost	Fair Value
Less than one year (1)	$60.6	$60.6
One to five years	47.4	48.1
Six to ten years	54.7	55.3
Greater than ten years	134.2	134.0
Total Debt Securities	$296.9	$298.0

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

Fair Value Measurements:  The following table presents the marketable securities recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

Eversource (Millions of Dollars)	As of March 31, 2017	As of December 31, 2016
Level 1:
Mutual Funds and Equities	$279.2	$274.0
Money Market Funds	56.2	54.8
Total Level 1	$335.4	$328.8
Level 2:
U.S. Government Issued Debt Securities (Agency and Treasury)	$57.0	$63.0
Corporate Debt Securities	41.6	41.1
Asset-Backed Debt Securities	19.8	18.5
Municipal Bonds	112.5	107.5
Other Fixed Income Securities	10.9	10.3
Total Level 2	$241.8	$240.4
Total Marketable Securities	$577.2	$569.2

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
6.    SHORT-TERM AND LONG-TERM DEBT

Commercial Paper Programs and Credit Agreements: Eversource parent has a $1.45 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt.  As of March 31, 2017 and December 31, 2016, Eversource parent had $801.0 million and approximately $1.0 billion, respectively, in short-term borrowings outstanding under the Eversource parent commercial paper program, leaving $649.0 million and $428.0 million of available borrowing capacity as of March 31, 2017 and December 31, 2016, respectively. The weighted-average interest rate on these borrowings as of March 31, 2017 and December 31, 2016 was 1.12 percent and 0.88 percent, respectively. As of March 31, 2017, there were intercompany loans from Eversource parent of $3.4 million to CL&P, $144.9 million to PSNH, and $71.4 million to WMECO.  As of December 31, 2016, there were intercompany loans from Eversource parent of $80.1 million to CL&P, $160.9 million to PSNH and $51.0 million to WMECO.  Eversource parent, CL&P, PSNH, WMECO, NSTAR Gas and Yankee Gas are parties to a five-year $1.45 billion revolving credit facility. The revolving credit facility's termination date is September 4, 2021.  The revolving credit facility serves to backstop Eversource parent's $1.45 billion commercial paper program.  There were no borrowings outstanding on the revolving credit facility as of March 31, 2017 or December 31, 2016.

NSTAR Electric has a $450 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. As of March 31, 2017 and December 31, 2016, NSTAR Electric had $174.5 million and $126.5 million, respectively, in short-term borrowings outstanding under its commercial paper program, leaving $275.5 million and $323.5 million of available borrowing capacity as of March 31, 2017 and December 31, 2016, respectively.  The weighted-average interest rate on these borrowings as of March 31, 2017 and December 31, 2016 was 0.86 percent and 0.71 percent, respectively.  NSTAR Electric is a party to a five-year $450 million revolving credit facility. The revolving credit facility's termination date is September 4, 2021.  The revolving credit facility serves to backstop NSTAR Electric's $450 million commercial paper program.  There were no borrowings outstanding on the revolving credit facility as of March 31, 2017 or December 31, 2016.

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

Long-Term Debt Issuances:  In March 2017, Eversource parent issued $300 million of 2.75 percent Series K Senior Notes due to mature in 2022. The proceeds, net of issuance costs, were used to repay short-term borrowings under the Eversource parent commercial paper program.

In March 2017, CL&P issued $300 million of 3.20 percent 2017 Series A First and Refunding Mortgage Bonds due to mature in 2027. The proceeds, net of issuance costs, were used to repay short-term borrowings.

Long-Term Debt Repayments:  In March 2017, CL&P repaid at maturity the $150 million 5.375 percent 2007 Series A First and Refunding Mortgage Bonds, using short term borrowings.

Long-Term Debt Issuance Authorizations: On January 4, 2017, PURA approved CL&P's request for authorization to issue up to $1.325 billion in long-term debt through December 31, 2020. On March 30, 2017, the DPU approved NSTAR Electric's request for authorization to issue up to $700 million in long-term debt through December 31, 2018.

7.    PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Eversource Service sponsors a defined benefit retirement plan ("Pension Plan") that covers eligible participants.  In addition to the Pension Plan, Eversource maintains non-qualified defined benefit retirement plans sponsored by Eversource Service ("SERP Plans"), which provide benefits in excess of Internal Revenue Code limitations to eligible participants.  Eversource Service also sponsors a defined benefit postretirement plan that provides life insurance and a health reimbursement arrangement created for the purpose of reimbursing retirees and dependents for health insurance premiums and certain medical expenses, to eligible participants that met certain age and service eligibility requirements ("PBOP Plan").

In August 2016, the Company amended its PBOP Plan, which standardized separate benefit structures that existed within the plan and made other benefit changes. The remeasurement resulted in a prior service credit of $5.3 million for the three months ended March 31, 2017, which was reflected as a reduction to net periodic benefit expense for PBOP benefits. The majority of this amount will be deferred for future refund to customers.

The components of net periodic benefit expense for the Pension, SERP and PBOP Plans are shown below.  The net periodic benefit expense and the intercompany allocations, less the capitalized portions of pension, SERP and PBOP amounts, are included in Operations and Maintenance expense on the statements of income.  Capitalized amounts relate to employees working on capital projects and are included in Property, Plant and Equipment, Net on the balance sheets.  Pension, SERP and PBOP expense reflected in the statements of cash flows for CL&P, NSTAR Electric, PSNH and WMECO does not include the intercompany allocations or the corresponding capitalized portion, as these amounts are cash settled on a short-term basis.

	Pension and SERP
Eversource	For the Three Months Ended
(Millions of Dollars)	March 31, 2017	March 31, 2016
Service Cost	$18.7	$19.4
Interest Cost	46.3	46.5
Expected Return on Pension Plan Assets	(83.5)	(79.6)
Actuarial Loss	33.6	31.5
Prior Service Cost	1.1	0.9
Total Net Periodic Benefit Expense	$16.2	$18.7
Capitalized Pension Expense	$5.4	$6.1

	PBOP
Eversource	For the Three Months Ended
(Millions of Dollars)	March 31, 2017	March 31, 2016
Service Cost	$2.4	$3.1
Interest Cost	7.2	9.7
Expected Return on Plan Assets	(15.9)	(15.7)
Actuarial Loss	2.0	1.1
Prior Service Credit	(5.3)	(0.1)
Total Net Periodic Benefit Income	$(9.6)	$(1.9)
Capitalized PBOP Income	$(4.6)	$(0.9)

	Pension and SERP
	For the Three Months Ended March 31, 2017				For the Three Months Ended March 31, 2016
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	NSTAR Electric	PSNH	WMECO
Service Cost	$4.8	$3.3	$2.5	$0.8	$5.0	$3.4	$2.5	$0.9
Interest Cost	10.5	8.3	5.2	2.1	10.6	8.3	5.1	2.1
Expected Return on Pension Plan Assets	(18.0)	(17.6)	(9.9)	(4.4)	(18.2)	(16.9)	(9.7)	(4.4)
Actuarial Loss	6.9	8.6	2.8	1.5	6.7	8.4	2.5	1.4
Prior Service Cost	0.4	0.1	0.1	0.1	0.4	—	0.1	0.1
Total Net Periodic Benefit Expense	$4.6	$2.7	$0.7	$0.1	$4.5	$3.2	$0.5	$0.1
Intercompany Allocations	$2.5	$1.9	$0.8	$0.5	$3.3	$2.2	$1.0	$0.6
Capitalized Pension Expense	$2.5	$1.7	$0.3	$0.1	$2.7	$1.8	$0.3	$0.2

	PBOP
	For the Three Months Ended March 31, 2017				For the Three Months Ended March 31, 2016
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	NSTAR Electric	PSNH	WMECO
Service Cost	$0.5	$0.4	$0.3	$0.1	$0.5	$0.9	$0.3	$0.1
Interest Cost	1.4	2.1	0.8	0.3	1.4	4.0	0.8	0.3
Expected Return on Plan Assets	(2.4)	(6.6)	(1.3)	(0.5)	(2.6)	(6.4)	(1.4)	(0.6)
Actuarial Loss	0.2	0.9	0.1	—	0.2	0.2	0.1	—
Prior Service Cost/(Credit)	0.3	(4.3)	0.1	—	—	—	—	—
Total Net Periodic Benefit Income	$—	$(7.5)	$—	$(0.1)	$(0.5)	$(1.3)	$(0.2)	$(0.2)
Intercompany Allocations	$(0.3)	$(0.3)	$(0.1)	$—	$0.2	$0.1	$—	$—
Capitalized PBOP Income	$(0.1)	$(3.8)	$—	$—	$(0.2)	$(0.6)	$—	$(0.1)

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

The number of environmental sites and related reserves for which remediation or long-term monitoring, preliminary site work or site assessment is being performed are as follows:

	As of March 31, 2017		As of December 31, 2016
	Number of Sites	Reserve (in millions)	Number of Sites	Reserve (in millions)
Eversource	60	$58.2	61	$65.8
CL&P	14	5.3	14	4.9
NSTAR Electric	13	1.0	13	3.2
PSNH	11	5.3	11	5.3
WMECO	4	0.7	4	0.6

Included in the Eversource number of sites and reserve amounts above are former MGP sites that were operated several decades ago and manufactured gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment, for which Eversource may have potential liability.  The reserve balances related to these former MGP sites were $53.0 million and $59.0 million as of March 31, 2017 and December 31, 2016, respectively, and related primarily to the natural gas business segment. The reduction in the reserve balance at the MGP sites was primarily due to a change in cost estimates at one site.

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

Eversource parent issued a declining balance guaranty on behalf of Eversource Gas Transmission LLC, a wholly-owned subsidiary, to guarantee the payment of the subsidiary's capital contributions for its investment in the Access Northeast project. The guaranty will not exceed $206 million and decreases as capital contributions are made.  The guaranty will expire upon the earlier of the full performance of the guaranteed obligations or December 31, 2021.

Eversource parent issued a guaranty on behalf of its subsidiary, NPT, under which, beginning at the time the Northern Pass Transmission line goes into commercial operation, Eversource parent will guarantee the financial obligations of NPT under the TSA with HQ in an amount not to exceed $25 million.  Eversource parent's obligations under the guaranty expire upon the full, final and indefeasible payment of the guaranteed obligations. Eversource parent has also entered into a guaranty on behalf of NPT under which Eversource parent will guarantee NPT's obligations under a facility with a financial institution pursuant to which NPT may request letters of credit in an aggregate amount of up to approximately $14 million.

Eversource parent has also guaranteed certain indemnification and other obligations as a result of the sales of former unregulated subsidiaries and the termination of an unregulated business, with maximum exposures either not specified or not material.

Management does not anticipate a material impact to net income or cash flows as a result of these various guarantees and indemnifications.

The following table summarizes Eversource parent's exposure to guarantees and indemnifications of its subsidiaries to external parties, as of March 31, 2017:

Company	Description	Maximum Exposure (in millions)	Expiration Dates
On behalf of subsidiaries:
Eversource Gas Transmission LLC	Access Northeast Project Capital Contributions Guaranty	$185.1	2021
Various	Surety Bonds (1)	38.7	2017 - 2018
Eversource Service and Rocky River Realty Company	Lease Payments for Vehicles and Real Estate	8.8	2019 - 2024

(1)
Surety bond expiration dates reflect termination dates, the majority of which will be renewed or extended.  Certain surety bonds contain credit ratings triggers that would require Eversource parent to post collateral in the event that the unsecured debt credit ratings of Eversource parent are downgraded.

C.    FERC ROE Complaints
Four separate complaints have been filed at the FERC by combinations of New England state attorneys general, state regulatory commissions, consumer advocates, consumer groups, municipal parties and other parties (collectively the "Complainants"). In each of the first three complaints, the Complainants challenged the NETOs' base ROE of 11.14 percent that had been utilized since 2005 and sought an order to reduce it prospectively from the date of the final FERC order and for the 15-month complaint periods arising from the separate complaints. In the fourth complaint, filed April 29, 2016, the Complainants challenged the NETOs' base ROE of 10.57 percent and the maximum ROE for transmission incentive ("incentive cap") of 11.74 percent, asserting that these ROEs were unjust and unreasonable.

In response to appeals of the FERC decision in the first complaint filed by the NETOs and the Complainants, the D.C. Circuit Court of Appeals (the "Court") issued a decision on April 14, 2017 vacating and remanding the FERC's decision. The Court found that the FERC failed to make an explicit finding that the prior 11.14 percent base ROE was unjust and unreasonable, as required under Section 206 of the Federal Power Act, before it could set a new base ROE. The Court also found that the FERC did not provide a rational connection between the record evidence and its decision to select the midpoint of the upper half of the zone of reasonableness for the new base ROE.

A summary of the four separate complaints and the base ROEs pertinent to those complaints are as follows:

Complaint	15-Month Time Period of Complaint (Beginning as of Complaint Filing Date)	Original Base ROE Authorized by FERC at Time of Complaint Filing Date (1)	Base ROE Subsequently Authorized by FERC for First Complaint Period and also Effective from October 16, 2014 through April 14, 2017 (1)	Reserve (Pre-Tax and Excluding Interest) as of March 31, 2017 (in millions)		FERC ALJ Recommendation of Base ROE on Second and Third Complaints (Issued March 22, 2016)
First	10/1/2011 - 12/31/2012	11.14%	10.57%	$—	(2)	N/A
Second	12/27/2012 - 3/26/2014	11.14%	N/A	39.1	(3)	9.59%
Third	7/31/2014 - 10/30/2015	11.14%	10.57%	—		10.90%
Fourth	4/29/2016 - 7/28/2017	10.57%	10.57%	—		N/A

(1) The total ROE between October 1, 2011 and October 15, 2014 was within a range of 11.14 percent to 13.1 percent. In 2014, as a result of a FERC order, the incentive cap was set at 11.74 percent for the first complaint period and also effective from October 16, 2014 through April 14, 2017.

(2) CL&P, NSTAR Electric, PSNH and WMECO have refunded all amounts associated with the first complaint period, totaling $38.9 million (pre-tax and excluding interest) at Eversource (including $22.4 million at CL&P, $8.4 million at NSTAR Electric, $2.8 million at PSNH, and $5.3 million at WMECO), reflecting both the base ROE and incentive cap prescribed by the FERC order.

(3) The reserve represents the difference between the ROEs billed during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve was $21.4 million for CL&P, $8.5 million for NSTAR Electric, $3.1 million for PSNH, and $6.1 million for WMECO as of March 31, 2017.

At this time, the Company cannot reasonably estimate a range of gain or loss for the complaint proceedings. The Court decision did not provide a reasonable basis for a change to the March 31, 2017 reserve balance of $39.1 million (pre-tax and excluding interest) for the second complaint period, and the Company has not changed its reserves or recognized ROEs for any of the complaint periods.

Management cannot at this time predict the ultimate effect of the Court decision on any of the complaint periods or the estimated impacts on the financial position, results of operations or cash flows of Eversource, CL&P, NSTAR Electric, PSNH and WMECO.

The average impact of a 10 basis point change to the base ROE for each of the 15-month complaint periods would affect Eversource's after-tax earnings by approximately $3 million.

D.    Eversource and NSTAR Electric Boston Harbor Civil Action
On July 15, 2016, the United States Army Corps of Engineers filed a civil action in the United States District Court for the District of Massachusetts under provisions of the Rivers and Harbors Act of 1899 and the Clean Water Act against NSTAR Electric, Harbor Electric Energy Company, a wholly-owned subsidiary of NSTAR Electric ("HEEC"), and the Massachusetts Water Resources Authority (together with NSTAR Electric and HEEC, the "Defendants").  The action alleges that the Defendants failed to comply with certain permitting requirements relating to the placement of the HEEC-owned electric distribution cable beneath Boston Harbor.  The action seeks an order to force HEEC to comply with cable depth requirements in the U.S. Army Corps of Engineers' permit or alternatively to remove the electric distribution cable and cease unauthorized work in U.S. waterways.  The action also seeks civil penalties and other costs.  Management believes there are valid defenses to the claims and is defending NSTAR Electric and HEEC vigorously. Concurrently, NSTAR Electric and HEEC are seeking to work collaboratively with all parties for a mutually beneficial resolution.  At this time, management is unable to predict the outcome of this action or the impact on Eversource's and NSTAR Electric's financial position, results of operations, or cash flows.

9.    PSNH GENERATION ASSET SALE

On June 10, 2015, Eversource and PSNH entered into the 2015 Public Service Company of New Hampshire Restructuring and Rate Stabilization Agreement (the "Agreement") with the New Hampshire Office of Energy and Planning, certain members of the NHPUC staff, the Office of Consumer Advocate, two State Senators, and several other parties.  Under the terms of the Agreement, PSNH agreed to divest its generation assets, subject to NHPUC approval.  The Agreement provided for a resolution of issues pertaining to PSNH's generation assets in pending regulatory proceedings before the NHPUC.  The Agreement provided for the Clean Air Project prudence proceeding to be resolved and all remaining Clean Air Project costs to be included in rates effective January 1, 2016.  As part of the Agreement, PSNH agreed to forego recovery of $25 million of the equity return related to the Clean Air Project.  In addition, PSNH will not seek a general distribution rate increase effective before July 1, 2017 and will contribute $5 million to create a clean energy fund, which will not be recoverable from its customers.

On July 1, 2016, the NHPUC approved the Agreement in an order that, among other things, instructs PSNH to begin the process of divesting its generation assets.  The NHPUC selected an auction adviser to assist with the divestiture, and the final plan and auction process were approved by the NHPUC in November 2016.  An intervening appeal alleging that the auction process and schedule were unreasonable was rejected by the New Hampshire Supreme Court in February 2017. In late March 2017, the formal divestiture process began. We continue to believe the assets will be sold by the end of 2017.

The sales price of the generation assets could be less than the carrying value, but the Company believes that full recovery of PSNH's generation assets is probable through a combination of cash flows during the remaining operating period, sales proceeds upon divestiture, and recovery of stranded costs via bonds that will be secured by a non-bypassable charge or through recoveries in future rates billed to PSNH's customers.

As of March 31, 2017, PSNH's generation assets were as follows:

(Millions of Dollars)
Gross Plant	$1,192.6
Accumulated Depreciation	(564.1)
Net Plant	628.5
Fuel	98.3
Materials and Supplies	48.5
Emission Allowances	19.7
Total Generation Assets	$795.0

As of March 31, 2017, current and long-term liabilities associated with PSNH's generation assets included Accounts Payable of $30.1 million, Other Current Liabilities of $21.7 million, AROs of $20.3 million, and Accrued Pension, SERP and PBOP of $23.7 million.

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

	As of March 31, 2017		As of December 31, 2016
Eversource (Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$156.6	$155.6	$158.3
Long-Term Debt	10,041.8	10,428.0	9,603.2	9,980.5

	CL&P		NSTAR Electric		PSNH		WMECO
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of March 31, 2017:
Preferred Stock Not Subject to Mandatory Redemption	$116.2	$113.5	$43.0	$43.1	$—	$—	$—	$—
Long-Term Debt	2,913.2	3,179.5	2,078.5	2,202.9	1,072.3	1,115.2	566.4	596.8

As of December 31, 2016:
Preferred Stock Not Subject to Mandatory Redemption	$116.2	$114.7	$43.0	$43.6	$—	$—	$—	$—
Long-Term Debt	2,766.0	3,049.6	2,078.1	2,201.6	1,072.0	1,109.7	566.5	589.0

Derivative Instruments and Marketable Securities: Derivative instruments and investments in marketable securities are carried at fair value.  For further information, see Note 4, "Derivative Instruments," and Note 5, "Marketable Securities," to the financial statements.

See Note 1D, "Summary of Significant Accounting Policies - Fair Value Measurements," for the fair value measurement policy and the fair value hierarchy.

11.    ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in accumulated other comprehensive income/(loss) by component, net of tax, is as follows:

	For the Three Months Ended March 31, 2017				For the Three Months Ended March 31, 2016
	Qualified	Unrealized			Qualified	Unrealized
	Cash Flow	Gains			Cash Flow	Gains/(Losses)
Eversource (Millions of Dollars)	Hedging	on Marketable	Defined		Hedging	on Marketable	Defined
	Instruments	Securities	Benefit Plans	Total	Instruments	Securities	Benefit Plans	Total
Balance as of Beginning of Period	$(8.2)	$0.4	$(57.5)	$(65.3)	$(10.3)	$(1.9)	$(54.6)	$(66.8)

OCI Before Reclassifications	—	1.7	—	1.7	—	0.2	—	0.2
Amounts Reclassified from AOCL	0.5	—	1.0	1.5	0.5	—	0.9	1.4
Net OCI	0.5	1.7	1.0	3.2	0.5	0.2	0.9	1.6
Balance as of End of Period	$(7.7)	$2.1	$(56.5)	$(62.1)	$(9.8)	$(1.7)	$(53.7)	$(65.2)

Eversource's qualified cash flow hedging instruments represent interest rate swap agreements on debt issuances that were settled in prior years. The settlement amount was recorded in AOCL and is being amortized into Net Income over the term of the underlying debt instrument.  CL&P, PSNH and WMECO continue to amortize interest rate swaps settled in prior years from AOCL into Interest Expense over the remaining life of the associated long-term debt. Such interest rate swaps are not material to their respective financial statements.

Defined benefit plan OCI amounts before reclassifications relate to actuarial gains and losses and prior service costs that arose during the year and were recognized in AOCL. The unamortized actuarial gains and losses and prior service costs on the defined benefit plans are amortized from AOCL into Operations and Maintenance expense over the average future employee service period, and are reflected in amounts reclassified from AOCL.  For further information, see Note 7, "Pension Benefits and Postretirement Benefits Other Than Pensions."

12.    COMMON SHARES

The following table sets forth the Eversource parent common shares and the shares of common stock of CL&P, NSTAR Electric, PSNH and WMECO that were authorized and issued, as well as the respective per share par values:

	Shares
		Authorized as of March 31, 2017 and	Issued as of
	Par Value	December 31, 2016	March 31, 2017	December 31, 2016
Eversource	$5	380,000,000	333,878,402	333,878,402
CL&P	$10	24,500,000	6,035,205	6,035,205
NSTAR Electric	$1	100,000,000	100	100
PSNH	$1	100,000,000	301	301
WMECO	$25	1,072,471	434,653	434,653

As of both March 31, 2017 and December 31, 2016, there were 16,992,594 Eversource common shares held as treasury shares.  As of both March 31, 2017 and December 31, 2016, Eversource common shares outstanding were 316,885,808.

13.    COMMON SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

Dividends on the preferred stock of CL&P and NSTAR Electric totaled $1.9 million for each of the three months ended March 31, 2017 and 2016. These dividends were presented as Net Income Attributable to Noncontrolling Interests on the Eversource statements of income.  Noncontrolling Interest – Preferred Stock of Subsidiaries on the Eversource balance sheets totaled $155.6 million as of March 31, 2017 and December 31, 2016. On the Eversource balance sheets, Common Shareholders' Equity was fully attributable to the parent and Noncontrolling Interest – Preferred Stock of Subsidiaries was fully attributable to the noncontrolling interest.

14.    EARNINGS PER SHARE

Basic EPS is computed based upon the weighted average number of common shares outstanding during each period.  Diluted EPS is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect of certain share-based compensation awards as if they were converted into common shares.  The dilutive effect of unvested RSU and performance share awards and unexercised stock options is calculated using the treasury stock method.  RSU and performance share awards are included in basic weighted average common shares outstanding as of the date that all necessary vesting conditions have been satisfied.  For the three months ended March 31, 2017 and 2016, there were no antidilutive share awards excluded from the computation of diluted EPS.

The following table sets forth the components of basic and diluted EPS:

Eversource (Millions of Dollars, except share information)	For the Three Months Ended
	March 31, 2017	March 31, 2016
Net Income Attributable to Common Shareholders	$259.5	$244.2
Weighted Average Common Shares Outstanding:
Basic	317,463,151	317,517,141
Dilutive Effect	661,385	963,909
Diluted	318,124,536	318,481,050
Basic and Diluted EPS	$0.82	$0.77

15.    SEGMENT INFORMATION

Presentation:  Eversource is organized among the Electric Distribution, Electric Transmission and Natural Gas Distribution reportable segments and Other based on a combination of factors, including the characteristics of each segments' services, the sources of operating revenues and expenses and the regulatory environment in which each segment operates.  These reportable segments represent substantially all of Eversource's total consolidated revenues.  Revenues from the sale of electricity and natural gas primarily are derived from residential, commercial and industrial customers and are not dependent on any single customer.  The Electric Distribution reportable segment includes the generation activities of PSNH and WMECO.

The remainder of Eversource's operations is presented as Other in the tables below and primarily consists of 1) the equity in earnings of Eversource parent from its subsidiaries and intercompany interest income, both of which are eliminated in consolidation, and interest expense related to the debt of Eversource parent, 2) the revenues and expenses of Eversource Service, most of which are eliminated in consolidation, 3) the operations of CYAPC and YAEC, and 4) the results of other unregulated subsidiaries, which are not part of its core business. In addition, Other in the tables below includes Eversource parent's equity ownership interests in certain natural gas pipeline projects owned by Enbridge, Inc., the Bay State Wind project, an energy investment fund, and two companies that transmit hydroelectricity imported from the Hydro-Quebec system in Canada. In the ordinary course of business, Yankee Gas and NSTAR Gas purchase natural gas transmission services from the Enbridge, Inc. natural gas pipeline projects described above. These affiliate transaction costs total approximately $62.5 million annually and are classified as Purchased Power, Fuel and Transmission on the Eversource statements of income.

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

Eversource's segment information is as follows:

	For the Three Months Ended March 31, 2017
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Other	Eliminations	Total
Operating Revenues	$1,401.1	$403.6	$316.9	$236.3	$(252.8)	$2,105.1
Depreciation and Amortization	(129.8)	(21.7)	(50.6)	(9.2)	0.5	(210.8)
Other Operating Expenses	(1,041.9)	(289.6)	(90.0)	(216.6)	252.8	(1,385.3)
Operating Income	$229.4	$92.3	$176.3	$10.5	$0.5	$509.0
Interest Expense	$(48.2)	$(10.6)	$(28.1)	$(19.7)	$3.2	$(103.4)
Other Income, Net	5.0	0.3	4.9	328.9	(325.5)	13.6
Net Income Attributable to Common Shareholders	114.1	50.8	94.2	322.2	(321.8)	259.5
Cash Flows Used for Investments in Plant	236.2	64.5	192.6	30.3	—	523.6

	For the Three Months Ended March 31, 2016
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Other	Eliminations	Total
Operating Revenues	$1,436.1	$342.6	$283.3	$214.2	$(220.6)	$2,055.6
Depreciation and Amortization	(127.7)	(15.8)	(45.1)	(6.9)	0.5	(195.0)
Other Operating Expenses	(1,088.9)	(233.5)	(73.0)	(197.3)	220.6	(1,372.1)
Operating Income	$219.5	$93.3	$165.2	$10.0	$0.5	$488.5
Interest Expense	$(48.0)	$(10.1)	$(28.0)	$(14.1)	$2.0	$(98.2)
Other Income/(Loss), Net	—	(0.3)	2.6	305.5	(305.8)	2.0
Net Income Attributable to Common Shareholders	108.4	50.9	85.7	302.5	(303.3)	244.2
Cash Flows Used for Investments in Plant	184.2	52.1	172.4	22.8	—	431.5

The following table summarizes Eversource's segmented total assets:

Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Other	Eliminations	Total
As of March 31, 2017	$18,343.3	$3,332.7	$9,015.6	$14,590.4	$(12,926.8)	$32,355.2
As of December 31, 2016	18,367.5	3,303.8	8,751.5	14,493.1	(12,862.7)	32,053.2

EVERSOURCE ENERGY AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related combined notes included in this combined Quarterly Report on Form 10-Q, as well as the Eversource 2016 Form 10-K.  References in this combined Quarterly Report on Form 10-Q to "Eversource," the "Company," "we," "us," and "our" refer to Eversource Energy and its consolidated subsidiaries.  All per-share amounts are reported on a diluted basis.  The unaudited condensed consolidated financial statements of Eversource, NSTAR Electric and PSNH and the unaudited condensed financial statements of CL&P and WMECO are herein collectively referred to as the "financial statements."

Refer to the Glossary of Terms included in this combined Quarterly Report on Form 10-Q for abbreviations and acronyms used throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The only common equity securities that are publicly traded are common shares of Eversource.  The earnings and EPS of each business discussed below do not represent a direct legal interest in the assets and liabilities of such business but rather represent a direct interest in our assets and liabilities as a whole.  EPS by business is a financial measure not recognized under GAAP calculated by dividing the Net Income Attributable to Common Shareholders of each business by the weighted average diluted Eversource common shares outstanding for the period.  We use this non-GAAP financial measure to evaluate and provide details of earnings results by business.  We believe that the non-GAAP presentation is more representative of our financial performance and provides additional and useful information to readers of this report in analyzing historical and future performance by business.  This non-GAAP financial measure should not be considered as an alternative to reported Net Income Attributable to Common Shareholders or EPS determined in accordance with GAAP as an indicator of operating performance.

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

All such factors are difficult to predict and contain uncertainties that may materially affect our actual results, many of which are beyond our control.  You should not place undue reliance on the forward-looking statements, as each speaks only as of the date on which such statement is made, and, except as required by federal securities laws, we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time and it is not possible for us to predict all of such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  For more information, see Item 1A, Risk Factors, included in this combined Quarterly Report on Form 10-Q and in Eversource's 2016 combined Annual Report on Form 10-K.  This combined Quarterly Report on Form 10-Q and Eversource's 2016 combined Annual Report on Form 10-K also describe material contingencies and critical accounting policies in the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations and Combined Notes to Financial Statements.  We encourage you to review these items.

Financial Condition and Business Analysis

Executive Summary

The following items in this executive summary are explained in more detail in this combined Quarterly Report on Form 10-Q:

Results:

•	We earned $259.5 million, or $0.82 per share, in the first quarter of 2017, compared with $244.2 million, or $0.77 per share, in the first quarter of 2016.

•
Our electric distribution segment, which includes generation, earned $114.1 million, or $0.36 per share, in the first quarter of 2017, compared with $108.4 million, or $0.34 per share, in the first quarter of 2016.  Our electric transmission segment earned $94.2 million, or $0.30 per share, in the first quarter of 2017, compared with $85.7 million, or $0.27 per share, in the first quarter of 2016.  Our natural gas distribution segment earned $50.8 million, or $0.16 per share, in the first quarter of 2017, compared with $50.9 million, or $0.16 per share, in the first quarter of 2016.

•	Eversource parent and other companies earned $0.4 million in the first quarter of 2017, compared with a net loss of $0.8 million in the first quarter of 2016.

Liquidity:

•
Cash flows provided by operating activities totaled $436.5 million in the first quarter of 2017, compared with $500.0 million in the first quarter of 2016.  Investments in property, plant and equipment totaled $523.6 million in the first quarter of 2017, compared with $431.5 million in the first quarter of 2016.  Cash and cash equivalents totaled $45.8 million as of March 31, 2017, compared with $30.3 million as of December 31, 2016.

•
In March 2017, Eversource parent issued $300 million of 2.75 percent Series K Senior Notes, due to mature in 2022. The proceeds, net of issuance costs, were used to repay short-term borrowings under the Eversource parent commercial paper program. In March 2017, CL&P issued $300 million of 3.20 percent 2017 Series A First and Refunding Mortgage Bonds due to mature in 2027. The proceeds, net of issuance costs, were used to repay short-term borrowings. Also in March 2017, CL&P repaid at maturity $150 million of 5.375 percent 2007 Series A First and Refunding Mortgage Bonds, using short-term borrowings.

•	On May 3, 2017, our Board of Trustees approved a common share dividend payment of $0.475 per share, payable on June 30, 2017 to shareholders of record as of May 31, 2017.

Strategic, Legislative, Regulatory, Policy and Other Items:

•
On April 14, 2017, pursuant to appeals the NETOs and Complainants filed on the first FERC ROE complaint decision, the D.C. Circuit Court of Appeals issued a decision vacating and remanding the FERC's decision. The Court remanded the case to the FERC for further proceedings consistent with the Court's decision.

•
On March 31, 2017, pursuant to legislation that became law in 2016, the Massachusetts EDCs, including NSTAR Electric and WMECO, and the DOER issued a joint RFP for 9.45 terawatt hours of clean energy per year, such as hydropower, land-based wind or solar. The RFP seeks proposals for long-term contracts of 15 to 20 years to provide electric distribution companies with clean energy generation. Northern Pass will be bid into the RFP.

Overview

Consolidated:  Below is a summary of our earnings by business, which also reconciles the non-GAAP financial measure of EPS by business to the most directly comparable GAAP measure of diluted EPS, for the first quarter of 2017 and 2016.

	For the Three Months Ended March 31,
	2017		2016
(Millions of Dollars, Except Per-Share Amounts)	Amount	Per Share	Amount	Per Share
Net Income Attributable to Common Shareholders (GAAP)	$259.5	$0.82	$244.2	$0.77
Regulated Companies	$259.1	$0.82	$245.0	$0.77
Eversource Parent and Other Companies	0.4	—	(0.8)	—
Net Income Attributable to Common Shareholders (GAAP)	$259.5	$0.82	$244.2	$0.77

Regulated Companies:  Our Regulated companies consist of the electric distribution, electric transmission, and natural gas distribution segments. Generation activities of PSNH and WMECO are included in our electric distribution segment.  A summary of our segment earnings and EPS for the first quarter of 2017 and 2016 is as follows:

	For the Three Months Ended March 31,
	2017		2016
(Millions of Dollars, Except Per-Share Amounts)	Amount	Per Share	Amount	Per Share
Electric Distribution	$114.1	$0.36	$108.4	$0.34
Electric Transmission	94.2	0.30	85.7	0.27
Natural Gas Distribution	50.8	0.16	50.9	0.16
Net Income - Regulated Companies	$259.1	$0.82	$245.0	$0.77

Our electric distribution segment earnings increased $5.7 million in the first quarter of 2017, as compared to the first quarter of 2016, due primarily to higher lost base revenues at NSTAR Electric and lower property and other tax expense, partially offset by lower generation earnings, higher operations and maintenance expense driven primarily by higher storm restoration costs, and higher depreciation expense.

Our electric transmission segment earnings increased $8.5 million in the first quarter of 2017, as compared to the first quarter of 2016, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure.

Our natural gas distribution segment earnings decreased $0.1 million in the first quarter of 2017, as compared to the first quarter of 2016, due primarily to higher operations and maintenance expense and depreciation expense, partially offset by higher firm natural gas sales volumes driven by colder weather in Connecticut in the first quarter of 2017, as compared to the first quarter of 2016, and higher revenues due to growth in new customer base.

Eversource Parent and Other Companies:  Eversource parent and other companies had earnings of $0.4 million in the first quarter of 2017, compared with a net loss of $0.8 million in the first quarter of 2016.  The earnings increase was due primarily to higher investment earnings from Eversource parent's equity method investments and a lower effective tax rate, partially offset by higher interest expense.

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

Fluctuations in natural gas sales volumes in Massachusetts do not impact earnings due to the DPU-approved natural gas distribution revenue decoupling mechanism approved in the last rate case decision ("Decoupled" in the table below).  Natural gas distribution revenues are decoupled from their customer sales volumes, where applicable, which breaks the relationship between sales volumes and revenues recognized.

A summary of our retail electric GWh sales volumes and our firm natural gas Mcf sales volumes, as well as percentage changes, is as follows:

	For the Three Months Ended March 31, 2017 Compared to 2016
	Sales Volumes (GWh)		Percentage
Electric	2017	2016	Increase/(Decrease)
Traditional:
Residential	2,436	2,404	1.3%
Commercial	3,939	3,990	(1.3)%
Industrial	596	600	(0.7)%
Total – Traditional	6,971	6,994	(0.3)%

Decoupled:
Residential	2,988	2,943	1.5%
Commercial	2,591	2,618	(1.0)%
Industrial	622	664	(6.3)%
Total – Decoupled	6,201	6,225	(0.4)%
Total Sales Volumes	13,172	13,219	(0.4)%

	For the Three Months Ended March 31, 2017 Compared to 2016
	Sales Volumes (Mcf)		Percentage
Firm Natural Gas	2017	2016	Increase/(Decrease)
Traditional:
Residential	7,093	6,642	6.8%
Commercial	8,409	7,976	5.4%
Industrial	3,403	3,367	1.1%
Total – Traditional	18,905	17,985	5.1%

Decoupled:
Residential	10,185	9,309	9.4%
Commercial	9,130	8,988	1.6%
Industrial	1,709	1,854	(7.8)%
Total – Decoupled	21,024	20,151	4.3%
Special Contracts (1)	1,217	1,212	0.4%
Total – Decoupled and Special Contracts	22,241	21,363	4.1%
Total Sales Volumes	41,146	39,348	4.6%

(1)
Special contracts are unique to the natural gas distribution customers who take service under such an arrangement and generally specify the amount of distribution revenue to be paid to Yankee Gas regardless of the customers' usage.

For the first quarter of 2017, retail electric sales volumes at our electric utilities with a traditional rate structure (NSTAR Electric and PSNH) remained relatively unchanged, as compared to the first quarter of 2016.  Colder weather in March 2017, as compared to March 2016, was offset by the milder weather in January and February 2017, as compared to the same periods in 2016, which resulted in an overall slight decrease in sales volumes.

On January 28, 2016, Eversource received approval of a three-year energy efficiency plan in Massachusetts, which includes recovery of LBR at NSTAR Electric until it is operating under a decoupled rate structure.  NSTAR Electric earns LBR related to reductions in sales volume as a result of successful energy efficiency programs.  LBR is recovered from retail customers through current rates.  NSTAR Electric recognized LBR of $17.2 million in the first quarter of 2017, compared to $12.9 million in the first quarter of 2016.

Our firm natural gas sales volumes are subject to many of the same influences as our retail electric sales volumes.  In addition, they have benefited from customer growth in both of our natural gas distribution companies. In the first quarter of 2017, our consolidated firm natural gas sales volumes were higher, as compared to the first quarter of 2016.  Heating degree days for the first quarter of 2017 were 4.0 percent higher in Connecticut, as compared to the same period in 2016.

Liquidity

Consolidated:  Cash and cash equivalents totaled $45.8 million as of March 31, 2017, compared with $30.3 million as of December 31, 2016.

Long-Term Debt Issuances: In March 2017, Eversource parent issued $300 million of 2.75 percent Series K Senior Notes, due to mature in 2022. The proceeds, net of issuance costs, were used to repay short-term borrowings under the Eversource parent commercial paper program. Also in March 2017, CL&P issued $300 million of 3.20 percent 2017 Series A First and Refunding Mortgage Bonds due to mature in 2027. The proceeds, net of issuance costs, were used to repay short-term borrowings.

Long-Term Debt Repayments: In March 2017, CL&P repaid at maturity the $150 million of 5.375 percent 2007 Series A First and Refunding Mortgage Bonds, using short-term borrowings.

Commercial Paper Programs and Credit Agreements: Eversource parent has a $1.45 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt.  As of March 31, 2017 and December 31, 2016, Eversource parent had $801.0 million and approximately $1.0 billion, respectively, in short-term borrowings outstanding under the Eversource parent commercial paper program, leaving $649.0 million and $428.0 million of available borrowing capacity as of March 31, 2017 and December 31, 2016, respectively. The weighted-average interest rate on these borrowings as of March 31, 2017 and December 31, 2016 was 1.12 percent and 0.88 percent, respectively. As of March 31, 2017, there were intercompany loans from Eversource parent of $3.4 million to CL&P, $144.9 million to PSNH, and $71.4 million to WMECO.  As of December 31, 2016, there were intercompany loans from Eversource parent of $80.1 million to CL&P, $160.9 million to PSNH and $51.0 million to WMECO.  Eversource parent, CL&P, PSNH, WMECO, NSTAR Gas and Yankee Gas are parties to a five-year $1.45 billion revolving credit facility. The revolving credit facility's termination date is September 4, 2021.  The revolving credit facility serves to backstop Eversource parent's $1.45 billion commercial paper program.  There were no borrowings outstanding on the revolving credit facility as of March 31, 2017 or December 31, 2016.

NSTAR Electric has a $450 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. As of March 31, 2017 and December 31, 2016, NSTAR Electric had $174.5 million and $126.5 million, respectively, in short-term borrowings outstanding under its commercial paper program, leaving $275.5 million and $323.5 million of available borrowing capacity as of March 31, 2017 and December 31, 2016, respectively.  The weighted-average interest rate on these borrowings as of March 31, 2017 and December 31, 2016 was 0.86 percent and 0.71 percent, respectively.  NSTAR Electric is a party to a five-year $450 million revolving credit facility. The revolving credit facility's termination date is September 4, 2021.  The revolving credit facility serves to backstop NSTAR Electric's $450 million commercial paper program.  There were no borrowings outstanding on the revolving credit facility as of March 31, 2017 or December 31, 2016.

Cash Flows:  Cash flows provided by operating activities totaled $436.5 million in the first quarter of 2017, compared with $500.0 million in the first quarter of 2016.  The decrease in operating cash flows was due primarily to $211.9 million in lower income tax refunds as a result of the impact of the December 2015 legislation that extended tax bonus depreciation. That legislation extended the accelerated deduction of depreciation to businesses from 2015 to 2019, and also resulted in a refund of approximately $275 million we received in the first quarter of 2016. Partially offsetting this unfavorable impact was the timing of regulatory recoveries, which primarily related to customer billings in excess of purchased power costs, and the timing of collections on our accounts receivable.

On February 2, 2017, our Board of Trustees approved a common share dividend of $0.475 per share, payable on March 31, 2017 to shareholders of record as of March 2, 2017.  In the first quarter of 2017, we paid cash dividends on common shares of $150.5 million, compared with $141.2 million in the first quarter of 2016. On May 3, 2017, our Board of Trustees approved a common share dividend payment of $0.475 per share, payable on June 30, 2017 to shareholders of record as of May 31, 2017.

In the first quarter of 2017, CL&P, NSTAR Electric, PSNH, and WMECO paid $49.6 million, $46.5 million, $18.5 million, and $9.5 million, respectively, in common stock dividends to Eversource parent.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized portions of pension expense.  In the first quarter of 2017, investments for Eversource, CL&P, NSTAR Electric, PSNH, and WMECO were $523.6 million, $181.6 million, $132.1 million, $75.3 million, and $32.7 million respectively.

Business Development and Capital Expenditures

Our consolidated capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized portions of pension expense (all of which are non-cash factors), totaled $446.4 million in the first quarter of 2017, compared to $368.5 million in the first quarter of 2016.  These amounts included $21.5 million and $24.0 million in the first quarter of 2017 and 2016, respectively, related to information technology and facilities upgrades and enhancements, primarily at Eversource Service and The Rocky River Realty Company.

Access Northeast: Access Northeast is a natural gas pipeline and storage project being developed jointly by Eversource, Enbridge, Inc. ("Enbridge") and National Grid plc ("National Grid"), through Algonquin Gas Transmission, LLC ("AGT"). This project is expected to enhance the Algonquin and Maritimes & Northeast pipeline systems using existing routes and is expected to include two new LNG storage tanks and liquefaction and vaporization facilities in Acushnet, Massachusetts that are currently expected to be connected to the Algonquin natural gas pipeline. Access Northeast is expected to be capable of delivering approximately 900 million cubic feet of additional natural gas per day to New England on peak demand days. Eversource and Enbridge each own a 40 percent interest in the project, with the remaining 20 percent interest owned by National Grid. The project is subject to FERC and other federal and state regulatory approvals. Its initial proposed configuration was expected to cost approximately $3 billion to construct, with Eversource Energy's investment share at approximately $1.2 billion. As of March 31, 2017, we have invested $31.1 million in this project.

Enbridge, Eversource and National Grid are currently evaluating a series of options surrounding Access Northeast, including state infrastructure legislation changes and LDC contracts, in order to help bring needed additional natural gas pipeline and storage capacity to New England. As a result, the final design, cost, and in-service date of Access Northeast will continue to be refined.

Bay State Wind: Bay State Wind is a proposed off-shore wind project being jointly developed by Eversource and Denmark-based DONG Energy. Bay State Wind will be located in a 300-square-mile area approximately 15 to 25 miles south of Martha's Vineyard that has the ultimate potential to generate more than 2,000 MW of energy. Both Eversource and DONG Energy hold a 50 percent ownership interest in Bay State Wind. In August 2016, Massachusetts passed clean energy legislation that requires EDCs to jointly solicit RFPs and enter into long-term contracts for off-shore wind, creating RFP opportunities for projects like Bay State Wind. The initial RFP, which is legislatively required to be for no less than 400 MW of off-shore wind, is due to be released by June 30, 2017, and Bay State Wind will be bid into that RFP.

Electric Transmission Business:

Our consolidated electric transmission business capital expenditures increased by $29.3 million in the first quarter of 2017, as compared to the first quarter of 2016.  A summary of electric transmission capital expenditures by company is as follows:

	For the Three Months Ended March 31,
(Millions of Dollars)	2017	2016
CL&P	$79.9	$63.4
NSTAR Electric	39.2	31.7
PSNH	21.6	19.6
WMECO	18.6	18.0
NPT	9.7	7.0
Total Electric Transmission Segment	$169.0	$139.7

Northern Pass:  Northern Pass is NPT's planned high-voltage direct-current ("HVDC") transmission line from the Québec-New Hampshire border to Franklin, New Hampshire and an associated alternating current radial transmission line between Franklin and Deerfield, New Hampshire.  Northern Pass will interconnect at the Québec-New Hampshire border with a planned HQ HVDC transmission line.  On July 21, 2015, the DOE issued the draft Environmental Impact Statement ("EIS") for Northern Pass representing a key milestone in the permitting process.  The DOE completed the comment period on the draft EIS on April 4, 2016, and is expected to issue the final EIS in the third quarter of 2017.

On August 18, 2015, NPT announced the Forward NH Plan, which is expected to deliver substantial energy cost savings and other benefits to New Hampshire, including a commitment to contribute $200 million to projects associated with economic development, tourism, community betterment and clean energy innovations to benefit the state of New Hampshire. The Forward NH Plan also included a commitment by PSNH to secure a power purchase agreement ("PPA") with HQ to ensure that customers receive their load share of the low cost, clean energy to be delivered over that transmission line. On June 28, 2016, PSNH filed the executed PPA with the NHPUC for approval. On March 27, 2017, the NHPUC dismissed PSNH's petition for approval of the PPA. PSNH had requested suspension or reconsideration of that decision but on April 20, 2017, the request was denied by the NHPUC. The Forward NH Plan and the PPA are both commitments that are contingent upon the Northern Pass transmission line going into commercial operation.

On October 14, 2016, the NHPUC approved a settlement agreement between NPT and the NHPUC staff and granted NPT public utility status, conditional on final project permitting.

The Society for the Protection of New Hampshire Forests ("SPNHF") filed a lawsuit against NPT in November 2015 alleging that NPT does not have the right to install underground transmission lines in the public highway right of way without the permission of the abutting landowners, such as the SPNHF. On January 31, 2017, the New Hampshire Supreme Court upheld a lower court's ruling confirming that NPT has the right to install underground transmission lines along and beneath public highways in New Hampshire with approval of the New Hampshire Department of Transportation.

The New Hampshire Site Evaluation Committee ("NH SEC") commenced hearings for formal siting on April 13, 2017 and is expected to issue an order on Northern Pass no later than September 30, 2017. The DOE is expected to act on a Presidential Permit for Northern Pass after the final NH SEC order is released and is expected to issue an approval before the end of 2017. Northern Pass has been targeted for completion by the end of 2019.

In August 2016, Massachusetts enacted clean energy legislation that requires EDCs to jointly solicit proposals and enter into long-term contracts for energy, such as hydropower. The RFP was issued on March 31, 2017, and Northern Pass will be bid into that RFP in late July 2017.

Greater Boston Reliability Solution: In February 2015, ISO-NE selected the Greater Boston and New Hampshire Solution (the "Solution"), proposed by Eversource and National Grid, to satisfy the requirements identified in the Greater Boston study.  The Solution consists of a portfolio of electric transmission upgrades covering southern New Hampshire and northern Massachusetts in the Merrimack Valley and continuing into the greater Boston metropolitan area, of which 28 are in Eversource's service territory. The NH SEC issued its written order approving the New Hampshire upgrades on October 4, 2016. We are currently pursuing the necessary regulatory and siting application approvals in Massachusetts. Construction has also begun on several smaller projects not requiring siting approval. All upgrades are expected to be completed by the end of 2019.  We estimate our portion of the investment in the Solution will be approximately $560 million, of which $146.4 million has been capitalized through March 31, 2017.

GHCC:  The Greater Hartford Central Connecticut ("GHCC") projects, which have been approved by ISO-NE, consist of 27 projects with an expected investment of approximately $350 million that are expected to be placed in service through 2018.  Twelve projects have been placed in service, and eleven projects are in active construction.  As of March 31, 2017, CL&P had capitalized $141.6 million in costs associated with GHCC.

Seacoast Reliability Project:  On April 12, 2016, PSNH filed a siting application with the NH SEC for the Seacoast Reliability Project, a 13-mile, 115kV transmission line within several New Hampshire communities, which proposes to use a combination of overhead, underground and underwater line design to help meet the growing demand for electricity in the Seacoast region.  In June 2016, the NH SEC accepted our application as complete and we expect the NH SEC decision by late 2017.  This project is expected to be completed by the end of 2018.  We now estimate our investment in this project will be approximately $84 million, of which $15.4 million has been capitalized through March 31, 2017.

Distribution Business:

A summary of distribution capital expenditures is as follows:

	For the Three Months Ended March 31,
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	WMECO	Total Electric	Natural Gas	Total Electric and Natural Gas Distribution Segment
2017
Basic Business	$42.9	$30.1	$17.8	$5.2	$96.0	$15.8	$111.8
Aging Infrastructure	40.6	14.6	19.4	4.3	78.9	29.0	107.9
Load Growth (1)	9.5	15.8	4.3	(2.3)	27.3	6.0	33.3
Total Distribution	93.0	60.5	41.5	7.2	202.2	50.8	253.0
Generation	—	0.3	2.3	0.3	2.9	—	2.9
Total Electric and Natural Gas Distribution Segment	$93.0	$60.8	$43.8	$7.5	$205.1	$50.8	$255.9

2016
Basic Business	$39.1	$24.0	$15.1	$3.4	$81.6	$12.6	$94.2
Aging Infrastructure	26.5	12.5	14.4	4.4	57.8	19.2	77.0
Load Growth	9.0	14.2	3.5	0.5	27.2	6.0	33.2
Total Distribution	74.6	50.7	33.0	8.3	166.6	37.8	204.4
Generation	—	—	0.4	—	0.4	—	0.4
Total Electric and Natural Gas Distribution Segment	$74.6	$50.7	$33.4	$8.3	$167.0	$37.8	$204.8

(1) For the three months ended March 31, 2017, WMECO had $4.7 million of total contributions in aid of construction, which was a credit to capital expenditures for the period.

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

The natural gas distribution segment's capital spending program increased by $13.0 million in the first quarter of 2017, as compared to the first quarter of 2016, as a result of the Hopkinton Liquefier Replacement project. The total project cost is estimated to be approximately $170 million and is expected to be placed in service in late 2019.

FERC Regulatory Matters

FERC ROE Complaints: Four separate complaints have been filed at the FERC by combinations of New England state attorneys general, state regulatory commissions, consumer advocates, consumer groups, municipal parties and other parties (collectively the "Complainants"). In each of the first three complaints, the Complainants challenged the NETOs' base ROE of 11.14 percent that had been utilized since 2005 and sought an order to reduce it prospectively from the date of the final FERC order and for the 15-month complaint periods arising from the separate complaints. In the fourth complaint, filed April 29, 2016, the Complainants challenged the NETOs' base ROE of 10.57 percent and the maximum ROE for transmission incentive ("incentive cap") of 11.74 percent, asserting that these ROEs were unjust and unreasonable.

In response to appeals of the FERC decision in the first complaint filed by the NETOs and the Complainants, the D.C. Circuit Court of Appeals (the "Court") issued a decision on April 14, 2017 vacating and remanding the FERC's decision. The Court found that the FERC failed to make an explicit finding that the prior 11.14 percent base ROE was unjust and unreasonable, as required under Section 206 of the Federal Power Act, before it could set a new base ROE. The Court also found that the FERC did not provide a rational connection between the record evidence and its decision to select the midpoint of the upper half of the zone of reasonableness for the new base ROE.

A summary of the four separate complaints and the base ROEs pertinent to those complaints are as follows:

Complaint	15-Month Time Period of Complaint (Beginning as of Complaint Filing Date)	Original Base ROE Authorized by FERC at Time of Complaint Filing Date (1)	Base ROE Subsequently Authorized by FERC for First Complaint Period and also Effective from October 16, 2014 through April 14, 2017 (1)	Reserve (Pre-Tax and Excluding Interest) as of March 31, 2017 (in millions)		FERC ALJ Recommendation of Base ROE on Second and Third Complaints (Issued March 22, 2016)
First	10/1/2011 - 12/31/2012	11.14%	10.57%	$—	(2)	N/A
Second	12/27/2012 - 3/26/2014	11.14%	N/A	39.1	(3)	9.59%
Third	7/31/2014 - 10/30/2015	11.14%	10.57%	—		10.90%
Fourth	4/29/2016 - 7/28/2017	10.57%	10.57%	—		N/A

(1) The total ROE between October 1, 2011 and October 15, 2014 was within a range of 11.14 percent to 13.1 percent. In 2014, as a result of a FERC order, the incentive cap was set at 11.74 percent for the first complaint period and also effective from October 16, 2014 through April 14, 2017.

(2) CL&P, NSTAR Electric, PSNH and WMECO have refunded all amounts associated with the first complaint period, totaling $38.9 million (pre-tax and excluding interest) at Eversource (including $22.4 million at CL&P, $8.4 million at NSTAR Electric, $2.8 million at PSNH, and $5.3 million at WMECO), reflecting both the base ROE and incentive cap prescribed by the FERC order.

(3) The reserve represents the difference between the ROEs billed during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve was $21.4 million for CL&P, $8.5 million for NSTAR Electric, $3.1 million for PSNH, and $6.1 million for WMECO as of March 31, 2017.

At this time, the Company cannot reasonably estimate a range of gain or loss for the complaint proceedings. The Court decision did not provide a reasonable basis for a change to the March 31, 2017 reserve balance of $39.1 million (pre-tax and excluding interest) for the second complaint period, and the Company has not changed its reserves or recognized ROEs for any of the complaint periods.

Management cannot at this time predict the ultimate effect of the Court decision on any of the complaint periods or the estimated impacts on the financial position, results of operations or cash flows of Eversource, CL&P, NSTAR Electric, PSNH and WMECO.

The average impact of a 10 basis point change to the base ROE for each of the 15-month complaint periods would affect Eversource's after-tax earnings by approximately $3 million.

FERC Order No. 1000:  On August 15, 2014, the D.C. Circuit Court of Appeals upheld the FERC's authority to order major changes to transmission planning and cost allocation in FERC Order No. 1000 and Order No. 1000-A, including transmission planning for public policy needs, and the requirement that utilities remove from their transmission tariffs their rights of first refusal to build transmission, to allow for competition. ISO-NE and the NETOs, including CL&P, NSTAR Electric, PSNH and WMECO, made compliance filings to address this policy, which included exemption from competition for certain transmission solutions previously evaluated by ISO-NE, and the NETOs' rights to retain use and control of existing right of ways. This compliance was accepted by the FERC on December 14, 2015. At the same time, the NETOs filed an appeal to the D.C. Circuit Court of Appeals, challenging FERC's removal of the right of first refusal. State regulators also filed an appeal, challenging the FERC's determination that ISO-NE should select public policy transmission projects after a competitive process. On April 18, 2017, the D.C. Circuit Court of Appeals issued a decision rejecting both challenges.

NSTAR Electric and WMECO Merger FERC Filings: On January 13, 2017, Eversource made two filings with FERC related to the proposed merger of WMECO into NSTAR Electric with an anticipated effective date of January 1, 2018. One filing requests FERC approval of the merger, and the other filing requests FERC approval of NSTAR Electric's assumption of WMECO's short-term debt obligations. The FERC approved the merger on March 2, 2017 and will act on the assumption of debt filing later in 2017.

Regulatory Developments and Rate Matters

Electric and Natural Gas Base Distribution Rates:

The Regulated companies’ distribution rates are set by their respective state regulatory commissions, and their tariffs include mechanisms for periodically adjusting their rates for the recovery of specific incurred costs.  Other than as described below, for the first quarter of 2017, changes made to the Regulated companies’ rates did not have a material impact on their earnings, financial position, or cash flows.  For further information, see “Financial Condition and Business Analysis – Regulatory Developments and Rate Matters” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Eversource 2016 Form 10-K.

Connecticut:

On April 20, 2017, PURA approved the joint request of CL&P, the Connecticut Office of Consumer Counsel and the Connecticut Attorney General to amend the deadline to establish new electric distribution rates in the 2012 Connecticut merger settlement agreement from "no later than December 1, 2017" to "no later than July 1, 2018".

Massachusetts:

Clean Energy RFP: On March 31, 2017, pursuant to comprehensive energy legislation, "An Act to Promote Energy Diversity," which became law in 2016, the Massachusetts EDCs, including NSTAR Electric and WMECO, and the DOER issued a joint RFP for 9.45 terawatt hours of clean energy per year, such as hydropower, land-based wind or solar. The RFP seeks proposals for long-term contracts of 15 to 20 years to provide the state's electric distribution companies with clean energy generation. The proposal submission due date is July 27, 2017. Contracts will be selected in January 2018, with an expectation to submit executed long-term contracts to the DPU for final approval in April 2018. Northern Pass will be bid into the RFP.

NSTAR Electric and WMECO Rate Case: On January 17, 2017, NSTAR Electric and WMECO jointly filed an application (the "Joint Applicants") with the DPU for approval of a combined $96 million increase in base distribution rates, effective January 1, 2018. As part of this filing, the Joint Applicants are presenting a grid-wise performance plan, including the implementation of a performance-based rate-making mechanism in conjunction with a grid modernization base commitment of $400 million in incremental capital investment over a period of five years, commencing January 1, 2018. In addition, the Joint Applicants are proposing to streamline and align rate classifications between NSTAR Electric and WMECO, and requesting a revenue decoupling rate mechanism for NSTAR Electric. WMECO has a revenue decoupling mechanism in place. The DPU will also be reviewing the proposed merger of NSTAR Electric and WMECO as part of the rate case. A final decision from the DPU is expected in late 2017, with new rates anticipated to be effective January 1, 2018.

New Hampshire:

Generation Divestiture:  On June 10, 2015, Eversource and PSNH entered into the 2015 Public Service Company of New Hampshire Restructuring and Rate Stabilization Agreement (the "Agreement") with the New Hampshire Office of Energy and Planning, certain members of the NHPUC staff, the Office of Consumer Advocate, two State Senators, and several other parties.  Under the terms of the Agreement, PSNH agreed to divest its generation assets, subject to NHPUC approval.  The Agreement provided for a resolution of issues pertaining to PSNH's generation assets in pending regulatory proceedings before the NHPUC.  The Agreement provided for the Clean Air Project prudence proceeding to be resolved and all remaining Clean Air Project costs to be included in rates effective January 1, 2016.  As part of the Agreement, PSNH agreed to forego recovery of $25 million of the equity return related to the Clean Air Project.  In addition, PSNH will not seek a general distribution rate increase effective before July 1, 2017 and will contribute $5 million to create a clean energy fund, which will not be recoverable from its customers.

On July 1, 2016, the NHPUC approved the Agreement in an order that, among other things, instructs PSNH to begin the process of divesting its generation assets.  The NHPUC selected an auction adviser to assist with the divestiture, and the final plan and auction process were approved by the NHPUC in November 2016.  An intervening appeal alleging that the auction process and schedule were unreasonable was rejected by the New Hampshire Supreme Court in February 2017. In late March 2017, the formal divestiture process began. We continue to believe the assets will be sold by the end of 2017.

As of March 31, 2017, PSNH's energy service rate base subject to divestiture was approximately $620 million. This rate base will be reduced by the amount of the sales proceeds from the generation assets that are divested and sold. Upon completion of the divestiture process, full recovery of PSNH's generation assets is probable through a combination of cash flows during the remaining operating period, sales proceeds upon divestiture, and recovery of stranded costs via bonds that will be secured by a non-bypassable charge or through recoveries in future rates billed to PSNH's customers.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and, at times, difficult, subjective or complex judgments.  Changes in these estimates, assumptions and judgments, in and of themselves, could materially impact our financial position, results of operations or cash flows.  Our management communicates to and discusses with the Audit Committee of our Board of Trustees significant matters relating to critical accounting policies.  Our critical accounting policies that we believed were the most critical in nature were reported in the Eversource 2016 Form 10-K.  There have been no material changes with regard to these critical accounting policies.

Other Matters

Accounting Standards:  For information regarding new accounting standards, see Note 1B, "Summary of Significant Accounting Policies –Accounting Standards," to the financial statements.

Contractual Obligations and Commercial Commitments:  There have been no material contractual obligations identified and no material changes with regard to the contractual obligations and commercial commitments previously disclosed in the Eversource 2016 Form 10-K.

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

RESULTS OF OPERATIONS – EVERSOURCE ENERGY AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for Eversource for the three months ended March 31, 2017 and 2016 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended March 31,
(Millions of Dollars)	2017	2016	Increase/ (Decrease)	Percent
Operating Revenues	$2,105.1	$2,055.6	$49.5	2.4%
Operating Expenses:
Purchased Power, Fuel and Transmission	753.6	754.9	(1.3)	(0.2)
Operations and Maintenance	330.3	320.1	10.2	3.2
Depreciation	186.8	174.0	12.8	7.4
Amortization of Regulatory Assets, Net	24.0	21.0	3.0	14.3
Energy Efficiency Programs	146.2	137.2	9.0	6.6
Taxes Other Than Income Taxes	155.2	159.9	(4.7)	(2.9)
Total Operating Expenses	1,596.1	1,567.1	29.0	1.9
Operating Income	509.0	488.5	20.5	4.2
Interest Expense	103.4	98.2	5.2	5.3
Other Income, Net	13.6	2.0	11.6	(a)
Income Before Income Tax Expense	419.2	392.3	26.9	6.9
Income Tax Expense	157.8	146.2	11.6	7.9
Net Income	261.4	246.1	15.3	6.2
Net Income Attributable to Noncontrolling Interests	1.9	1.9	—	—
Net Income Attributable to Common Shareholders	$259.5	$244.2	$15.3	6.3%

(a)	Percent greater than 100 not shown as it is not meaningful.

Operating Revenues
A summary of our Operating Revenues by segment is as follows:

	For the Three Months Ended March 31,
(Millions of Dollars)	2017	2016	Increase/ (Decrease)	Percent
Electric Distribution	$1,401.1	$1,436.1	$(35.0)	(2.4)%
Natural Gas Distribution	403.6	342.6	61.0	17.8
Electric Transmission	316.9	283.3	33.6	11.9
Other and Eliminations	(16.5)	(6.4)	(10.1)	(a)
Total Operating Revenues	$2,105.1	$2,055.6	$49.5	2.4%

(a)	Percent greater than 100 not shown as it is not meaningful.

A summary of our retail electric GWh sales volumes and our firm natural gas sales volumes in Mcf were as follows:

	For the Three Months Ended March 31,
	2017	2016	Increase/ (Decrease)	Percent
Electric
Traditional	6,971	6,994	(23)	(0.3)%
Decoupled	6,201	6,225	(24)	(0.4)
Total Electric	13,172	13,219	(47)	(0.4)

Firm Natural Gas
Traditional	18,905	17,985	920	5.1
Decoupled and Special Contracts	22,241	21,363	878	4.1
Total Firm Natural Gas	41,146	39,348	1,798	4.6%

Operating Revenues, which primarily consist of base electric and natural gas distribution revenues and tracked revenues further described below, increased by $49.5 million for the three months ended March 31, 2017, as compared to the same period in 2016.

Base electric and natural gas distribution revenues:  Base electric distribution segment revenues, excluding LBR, increased $3.2 million for the three months ended March 31, 2017, as compared to the same period in 2016. Operating Revenues increased $4.3 million for the three months ended March 31, 2017, as compared to the same period in 2016, as a result of higher LBR recognition.

Base natural gas distribution revenues increased $3.4 million for the three months ended March 31, 2017, as compared to the same period in 2016, driven by higher firm natural gas sales volumes due to colder weather in Connecticut in the first quarter of 2017, as compared to the first quarter of 2016, as well as growth in new customer base.

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

Tracked distribution revenues: Tracked revenues consist of certain costs that are recovered from customers in rates through regulatory commission-approved cost tracking mechanisms and therefore, have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply procurement costs and other energy-related costs for our electric and natural gas customers, retail transmission charges, energy efficiency program costs, and restructuring and stranded cost recovery revenues.  In addition, tracked revenues include certain incentives earned and carrying charges. Tracked natural gas distribution segment revenues increased as a result of an increase in natural gas supply costs ($46.3 million) and an increase in energy efficiency program revenues ($10.1 million). Tracked electric distribution revenues decreased as a result of a decrease in electric energy supply costs ($53.6 million), driven by decreased average retail rates, partially offset by an increase in federally-mandated congestion charges ($12.6 million).

Electric transmission revenues:  The electric transmission segment revenues increased by $33.6 million due primarily to the recovery of higher revenue requirements associated with ongoing investments in our transmission infrastructure.

Purchased Power, Fuel and Transmission expense includes costs associated with purchasing electricity and natural gas on behalf of our customers.  These energy supply costs are recovered from customers in rates through cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power, Fuel and Transmission expense decreased for the three months ended March 31, 2017, as compared to the same period in 2016, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Electric Distribution	$(62.1)
Natural Gas Distribution	41.1
Transmission	19.7
Total Purchased Power, Fuel and Transmission	$(1.3)

The decrease in purchased power expense at the electric distribution business was driven by lower prices associated with the procurement of energy supply and lower sales volumes for the three months ended March 31, 2017, as compared to the same period in 2016.  The increase in purchased power expense at the natural gas distribution business was due to higher sales volumes.  The increase in transmission costs was primarily the result of an increase in costs billed by ISO-NE that support regional grid investment.

Operations and Maintenance expense includes tracked costs and costs that are part of base electric and natural gas distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased for the three months ended March 31, 2017, as compared to the same period in 2016, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Base Electric Distribution:
Storm restoration costs	$8.0
Shared corporate costs (including computer software depreciation at Eversource Service)	5.5
System resiliency project costs at CL&P	2.2
Employee-related expenses, including labor and benefits	(8.8)
Bad debt expense	(3.2)
Other operations and maintenance	0.6
Total Base Electric Distribution	4.3
Total Base Natural Gas Distribution:
Shared corporate costs (including computer software depreciation at Eversource Service)	1.3
Other operations and maintenance	2.2
Total Base Natural Gas Distribution	3.5
Total Tracked costs (Electric Distribution, Electric Transmission and Natural Gas Distribution)	9.4
Other and eliminations:
Eversource Parent and Other Companies	(2.0)
Eliminations	(5.0)
Total Operations and Maintenance	$10.2

Depreciation expense increased for the three months ended March 31, 2017, as compared to the same period in 2016, due primarily to higher utility plant in service balances.

Amortization of Regulatory Assets, Net expense includes the deferral of energy supply and energy-related costs included in certain regulatory-approved tracking mechanisms, and the amortization of certain costs.  The deferral adjusts expense to match the corresponding revenues. Amortization of Regulatory Assets, Net, increased for the three months ended March 31, 2017, as compared to the same period in 2016, due primarily to the deferral of energy supply and energy-related costs which can fluctuate from period to period based on the timing of costs incurred and the related rate changes to recover these costs.  Energy supply and energy-related costs at CL&P, NSTAR Electric, PSNH and WMECO, which are the primary drivers in amortization, are recovered from customers in rates and have no impact on earnings.

Energy Efficiency Programs expense increased for the three months ended March 31, 2017, as compared to the same period in 2016, due primarily to the deferral adjustment for the natural gas businesses, which reflects the actual costs of energy efficiency programs compared to the estimated amounts billed to customers, and the timing of the recovery of energy efficiency costs incurred in accordance with the program guidelines established by the regulatory commissions.  The deferrals adjust expense to match the energy efficiency programs revenue.  The costs for various state energy policy initiatives and expanded energy efficiency programs are recovered from customers in rates and have no impact on earnings.

Taxes Other Than Income Taxes expense decreased for the three months ended March 31, 2017, as compared to the same period in 2016, due to lower employment-related taxes and a decrease in property tax rates at NSTAR Electric, partially offset by an increase in property taxes at CL&P due to higher utility plant balances.

Interest Expense increased for the three months ended March 31, 2017, as compared to the same period in 2016, due primarily to higher interest on long-term debt ($4.9 million) as a result of new debt issuances.

Other Income, Net increased for the three months ended March 31, 2017, as compared to the same period in 2016, due primarily to an increase in earnings related to equity method investments ($4.7 million), higher AFUDC related to equity funds ($2.5 million) and an increase in net gains related to the deferred compensation plans ($2.1 million).

Income Tax Expense increased for the three months ended March 31, 2017, as compared to the same period in 2016, due primarily to higher pre-tax earnings ($9.4 million) and items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($2.2 million).

RESULTS OF OPERATIONS – THE CONNECTICUT LIGHT AND POWER COMPANY

The following  provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P for the three months ended March 31, 2017 and 2016 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended March 31,
(Millions of Dollars)	2017	2016	Increase/ (Decrease)	Percent
Operating Revenues	$732.3	$735.3	$(3.0)	(0.4)%
Operating Expenses:
Purchased Power and Transmission	244.9	272.6	(27.7)	(10.2)
Operations and Maintenance	128.2	110.8	17.4	15.7
Depreciation	59.8	57.0	2.8	4.9
Amortization of Regulatory Assets, Net	12.8	9.9	2.9	29.3
Energy Efficiency Programs	36.6	38.1	(1.5)	(3.9)
Taxes Other Than Income Taxes	74.0	75.4	(1.4)	(1.9)
Total Operating Expenses	556.3	563.8	(7.5)	(1.3)
Operating Income	176.0	171.5	4.5	2.6
Interest Expense	35.0	36.5	(1.5)	(4.1)
Other Income, Net	2.8	0.9	1.9	(a)
Income Before Income Tax Expense	143.8	135.9	7.9	5.8
Income Tax Expense	53.6	48.9	4.7	9.6
Net Income	$90.2	$87.0	$3.2	3.7%
(a) Percent greater than 100 not shown as it is not meaningful.

Operating Revenues
CL&P's retail sales volumes were as follows:

	For the Three Months Ended March 31,
	2017	2016	Decrease	Percent
Retail Sales Volumes in GWh	5,330	5,350	(20)	(0.4)%

CL&P's Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, decreased by $3.0 million for the three months ended March 31, 2017, as compared to the same period in 2016.

Fluctuations in CL&P's sales volumes do not impact the level of base distribution revenue realized or earnings due to the PURA-approved revenue decoupling mechanism.  CL&P's revenue decoupling mechanism permits recovery of a base amount of distribution revenues ($1.059 billion annually) and breaks the relationship between sales volumes and revenues recognized.  The revenue decoupling mechanism results in the recovery of approved base distribution revenue requirements.

Fluctuations in the overall level of operating revenues are primarily related to tracked revenues.  Tracked revenues consist of certain costs that are recovered from customers in rates through PURA-approved cost tracking mechanisms and therefore, have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply procurement and other energy-related costs, retail transmission charges, energy efficiency program costs and restructuring and stranded cost recovery revenues.  In addition, tracked revenues include certain incentives earned and carrying charges. Tracked distribution revenues decreased primarily as a result of a decrease in energy supply costs ($30.0 million) driven by decreased average retail rates. In addition, there was a $4.0 million decrease in stranded cost recovery revenue. Partially offsetting these decreases was an increase in federally-mandated congestion charges ($12.6 million).

Transmission revenues increased by $18.9 million due primarily to higher revenue requirements associated with ongoing investments in our transmission infrastructure.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of CL&P's customers.  These energy supply costs are recovered from customers in PURA-approved cost tracking mechanisms, which have no impact on earnings (tracked costs). Purchased Power and Transmission expense decreased for the three months ended March 31, 2017, as compared to the same period in 2016, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Purchased Power Costs	$(38.3)
Transmission Costs	10.6
Total Purchased Power and Transmission	$(27.7)

Included in purchased power costs are the costs associated with CL&P's GSC and deferred energy supply costs.  The GSC recovers energy-related costs incurred as a result of providing electric generation service supply to all customers who have not migrated to third party suppliers.  The decrease in purchased power costs for the three months ended March 31, 2017, compared to the same period in 2016, was due primarily to a decrease in the price of standard offer supply. The increase in transmission costs was primarily the result of an increase in costs billed by ISO-NE that support regional grid investment.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased for the three months ended March 31, 2017, as compared to the same period in 2016, driven by a $9.0 million increase in non-tracked costs, which was primarily attributable to higher storm restoration costs, higher system resiliency project costs, and higher shared corporate costs, partially offset by lower employee-related expenses. In addition, there was an $8.4 million increase in tracked costs, which was primarily attributable to higher transmission expenses.

Income Tax Expense increased for the three months ended March 31, 2017, as compared to the same period in 2016, due primarily to higher pre-tax earnings ($2.7 million), higher state taxes ($1.1 million), and items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.9 million).

EARNINGS SUMMARY

CL&P's earnings increased $3.2 million for the three months ended March 31, 2017, as compared to the same period in 2016, due primarily to an increase in transmission earnings driven by a higher transmission rate base and higher distribution revenues due in part to a higher rate base for the system resiliency program.  These favorable earnings impacts were partially offset by higher operations and maintenance expense and a higher effective tax rate.

LIQUIDITY

Cash totaled $15.3 million as of March 31, 2017, compared with $6.6 million as of December 31, 2016.

CL&P had cash flows provided by operating activities of $171.6 million for the three months ended March 31, 2017, as compared to $221.2 million in the same period of 2016.  The decrease in operating cash flows was due primarily to $117.0 million in lower income tax refunds received in 2017, as compared to 2016. Partially offsetting this decrease was the favorable impact of the timing of regulatory recoveries, primarily related to purchased power costs, and the favorable impacts related to the timing of collections and payments of working capital items.

In March 2017, CL&P issued $300 million of 3.20 percent 2017 Series A First and Refunding Mortgage Bonds due to mature in 2027. The proceeds, net of issuance costs, were used to repay short-term borrowings. Also in March 2017, CL&P repaid at maturity the $150 million of 5.375 percent 2007 Series A First and Refunding Mortgage Bonds, using short-term borrowings.

Eversource parent has a $1.45 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt, with intercompany loans to certain subsidiaries, including CL&P.  The weighted-average interest rate on the commercial paper borrowings as of March 31, 2017 and December 31, 2016 was 1.12 percent and 0.88 percent, respectively.  As of March 31, 2017 and December 31, 2016, there were intercompany loans from Eversource parent to CL&P of $3.4 million and $80.1 million, respectively.

Eversource parent, and certain of its subsidiaries, including CL&P, are parties to a five-year $1.45 billion revolving credit facility. The revolving credit facility's termination date is September 4, 2021.  There were no borrowings outstanding on the revolving credit facility as of March 31, 2017 or December 31, 2016.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized portions of pension expense.  CL&P's investments in property, plant and equipment totaled $181.6 million for the three months ended March 31, 2017.

RESULTS OF OPERATIONS – NSTAR ELECTRIC COMPANY AND SUBSIDIARY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for NSTAR Electric for the three months ended March 31, 2017 and 2016 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended March 31,
(Millions of Dollars)	2017	2016	Increase/ (Decrease)	Percent
Operating Revenues	$603.8	$614.2	$(10.4)	(1.7)%
Operating Expenses:
Purchased Power and Transmission	233.1	254.3	(21.2)	(8.3)
Operations and Maintenance	88.4	94.7	(6.3)	(6.7)
Depreciation	55.2	51.9	3.3	6.4
Amortization of Regulatory Assets, Net	5.0	4.7	0.3	6.4
Energy Efficiency Programs	67.3	66.2	1.1	1.7
Taxes Other Than Income Taxes	27.4	32.6	(5.2)	(16.0)
Total Operating Expenses	476.4	504.4	(28.0)	(5.6)
Operating Income	127.4	109.8	17.6	16.0
Interest Expense	22.0	20.9	1.1	5.3
Other Income/(Loss), Net	3.3	(0.3)	3.6	(a)
Income Before Income Tax Expense	108.7	88.6	20.1	22.7
Income Tax Expense	42.5	34.1	8.4	24.6
Net Income	$66.2	$54.5	$11.7	21.5%

(a) Percent greater than 100 not shown as it is not meaningful.

Operating Revenues
NSTAR Electric's retail sales volumes were as follows:

	For the Three Months Ended March 31,
	2017	2016	Decrease	Percent
Retail Sales Volumes in GWh	4,979	5,018	(39)	(0.8)%

NSTAR Electric's Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, decreased by $10.4 million for the three months ended March 31, 2017, as compared to the same period in 2016.

Base distribution revenues:  Base distribution revenues, excluding LBR, remained relatively unchanged for the three months ended March 31, 2017, as compared to the same period in 2016. Operating Revenues increased $4.3 million for the three months ended March 31, 2017, as compared to the same period in 2016, as a result of higher LBR recognition.

Tracked revenues:  Tracked revenues consist of certain costs that are recovered from customers in rates through DPU-approved cost tracking mechanisms and therefore, have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply costs, retail transmission charges, energy efficiency program costs, net metering for distributed generation and transition cost recovery revenues.  In addition, tracked revenues include certain incentives earned and carrying charges. Tracked distribution revenues decreased primarily as a result of a decrease in energy supply costs ($22.4 million) driven by decreased average retail rates and lower sales volumes, and a decrease in retail transmission charges ($7.3 million).  Partially offsetting these decreases were an increase in net metering revenues ($7.3 million), an increase in revenues related to renewable energy requirements ($7.3 million), and an increase in energy efficiency program revenues ($4.0 million).

Transmission revenues increased by $3.6 million due primarily to the recovery of higher revenue requirements associated with ongoing investments in our transmission infrastructure.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of NSTAR Electric's customers. These energy supply costs are recovered from customers in DPU-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power and Transmission expense decreased for the three months ended March 31, 2017, as compared to the same period in 2016, due primarily to the following:

(Millions of Dollars)	Decrease
Purchased Power Costs	$(17.5)
Transmission Costs	(3.7)
Total Purchased Power and Transmission	$(21.2)

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

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense decreased for the three months ended March 31, 2017, as compared to the same period in 2016, driven by a $6.6 million decrease in non-tracked costs, which was primarily attributable to lower employee-related expenses and lower bad debt expense, partially offset by higher shared corporate costs. Tracked costs increased $0.3 million.

Depreciation expense increased for the three months ended March 31, 2017, as compared to the same period in 2016, due primarily to higher utility plant in service balances.

Taxes Other Than Income Taxes expense decreased for the three months ended March 31, 2017, as compared to the same period in 2016, due primarily to a decrease in property tax rates and lower employment-related taxes.

Other Income/(Loss), Net increased for the three months ended March 31, 2017, as compared to the same period in 2016, due primarily to higher AFUDC on equity funds ($1.2 million), an increase related to officer insurance policies ($1.2 million) and an increase in gains related to deferred compensation plans ($1.1 million).

Income Tax Expense increased for the three months ended March 31, 2017, as compared to the same period in 2016, due primarily to higher pre-tax earnings ($7.0 million), higher state taxes ($0.8 million), and items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.6 million).

EARNINGS SUMMARY

NSTAR Electric's earnings increased $11.7 million for the three months ended March 31, 2017, as compared to the same period in 2016, due primarily to lower operations and maintenance expense, higher distribution revenues as a result of higher lost base revenues, higher earnings from net metering and higher energy efficiency incentives, lower property and other tax expense, and an increase in transmission earnings driven by a higher transmission rate base. These favorable earnings impacts were partially offset by higher depreciation expense and higher interest expense.

LIQUIDITY

NSTAR Electric had cash flows provided by operating activities of $133.7 million for the three months ended March 31, 2017, as compared to $96.3 million in the same period of 2016.  The increase in operating cash flows was due primarily to a favorable impact related to an increase in regulatory recoveries due to collections from customers in excess of purchased power costs and changes in the timing of working capital items. Partially offsetting these favorable impacts was $4.9 million in lower income tax refunds received in 2017, as compared to 2016.

NSTAR Electric has a $450 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. As of March 31, 2017 and December 31, 2016, NSTAR Electric had $174.5 million and $126.5 million, respectively, in short-term borrowings outstanding under its commercial paper program, leaving $275.5 million and $323.5 million of available borrowing capacity as of March 31, 2017 and December 31, 2016, respectively.  The weighted-average interest rate on these borrowings as of March 31, 2017 and December 31, 2016 was 0.86 percent and 0.71 percent, respectively.  NSTAR Electric is a party to a five-year $450 million revolving credit facility. The revolving credit facility's termination date is September 4, 2021.  The revolving credit facility serves to backstop NSTAR Electric's $450 million commercial paper program.  There were no borrowings outstanding on the revolving credit facility as of March 31, 2017 or December 31, 2016.

RESULTS OF OPERATIONS – PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for PSNH for the three months ended March 31, 2017 and 2016 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended March 31,
(Millions of Dollars)	2017	2016	Increase/ (Decrease)	Percent
Operating Revenues	$253.2	$242.3	$10.9	4.5%
Operating Expenses:
Purchased Power, Fuel and Transmission	61.8	50.2	11.6	23.1
Operations and Maintenance	62.4	59.2	3.2	5.4
Depreciation	30.7	28.3	2.4	8.5
Amortization of Regulatory Assets, Net	5.4	8.5	(3.1)	(36.5)
Energy Efficiency Programs	3.7	3.6	0.1	2.8
Taxes Other Than Income Taxes	20.9	21.8	(0.9)	(4.1)
Total Operating Expenses	184.9	171.6	13.3	7.8
Operating Income	68.3	70.7	(2.4)	(3.4)
Interest Expense	12.8	12.5	0.3	2.4
Other Income, Net	1.1	0.2	0.9	(a)
Income Before Income Tax Expense	56.6	58.4	(1.8)	(3.1)
Income Tax Expense	22.3	22.3	—	—
Net Income	$34.3	$36.1	$(1.8)	(5.0)%
(a) Percent greater than 100 not shown as it is not meaningful.

Operating Revenues
PSNH's retail sales volumes were as follows:

	For the Three Months Ended March 31,
	2017	2016	Increase	Percent
Retail Sales Volumes in GWh	1,992	1,976	16	0.8%

PSNH's Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, increased by $10.9 million for the three months ended March 31, 2017, as compared to the same period in 2016.

Base distribution revenues:  Base distribution revenues increased $2.9 million due primarily to a $1.0 million increase as a result of a distribution rate increase effective July 1, 2016.

Tracked revenues: Tracked revenues consist of certain costs that are recovered from customers in rates through NHPUC-approved cost tracking mechanisms and therefore, have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply costs and costs associated with the generation of electricity for customers, retail transmission charges, energy efficiency program costs and stranded cost recovery revenues.  In addition, tracked revenues include certain incentives earned and carrying charges. Tracked distribution revenues increased primarily as a result of an increase in retail transmission charges ($5.8 million) and an increase in both energy supply costs and wholesale generation revenues (totaling $3.7 million) for the three months ended March 31, 2017, as compared to the same period of 2016. The increase in energy supply costs was driven by increased average retail rates. Partially offsetting these increases was a decrease in revenues related to the timing of the sale of RECs ($7.7 million).

Transmission revenues increased by $6.2 million due primarily to higher revenue requirements associated with ongoing investments in our transmission infrastructure.

Purchased Power, Fuel and Transmission expense includes costs associated with PSNH's generation of electricity, as well as purchasing electricity on behalf of its customers.  These generation and energy supply costs are recovered from customers in NHPUC-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power, Fuel and Transmission expense increased for the three months ended March 31, 2017, as compared to the same period in 2016, due primarily to the following:

(Millions of Dollars)	Increase
Purchased Power and Generation Fuel Costs	$2.0
Transmission Costs	9.6
Total Purchased Power, Fuel and Transmission	$11.6

In order to meet the demand of customers who have not migrated to third party suppliers, PSNH procures power through power supply contracts and spot purchases in the competitive New England wholesale power market and/or produces power through its own generation.  The increase in purchased power and generation fuel costs was due primarily to Regional Greenhouse Gas Initiative related expenses. The increase in transmission costs was primarily the result of an increase in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased for the three months ended March 31, 2017, as compared to the same period in 2016, driven by a $3.4 million increase in tracked costs, which was primarily attributable to higher transmission expenses, partially offset by a $0.2 million decrease in non-tracked costs.

Depreciation expense increased for the three months ended March 31, 2017, as compared to the same period in 2016, due primarily to higher utility plant in service balances.

Amortization of Regulatory Assets, Net expense includes the deferral to expense of energy supply costs and the amortization of certain costs, which are recovered from customers in rates and have no impact on earnings.  The decrease for the three months ended March 31, 2017, as compared to the same period in 2016, was due primarily to the deferral adjustment of the stranded cost recovery charge.  The deferral adjusts expense to match the corresponding revenues.

EARNINGS SUMMARY

PSNH's earnings decreased $1.8 million for the three months ended March 31, 2017, as compared to the same period in 2016, due primarily to lower generation earnings and higher depreciation expense, partially offset by higher distribution revenues due primarily to a distribution rate increase effective July 1, 2016 and an increase in transmission earnings driven by a higher transmission rate base.

LIQUIDITY

PSNH had cash flows provided by operating activities of $113.2 million for the three months ended March 31, 2017, as compared to $156.3 million in the same period of 2016.  The decrease in operating cash flows was due primarily to income tax payments of $9.0 million made in 2017, compared to income tax refunds of $53.9 million received in the same period in 2016. In addition, there was a $10.3 million decrease related to the use of fuel inventories. Partially offsetting these decreases were $9.7 million lower Pension Plan contributions made in 2017, as compared to 2016 and the favorable impacts related to the timing of collections of accounts receivable and regulatory recoveries.

RESULTS OF OPERATIONS – WESTERN MASSACHUSETTS ELECTRIC COMPANY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for WMECO for the three months ended March 31, 2017 and 2016 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended March 31,
(Millions of Dollars)	2017	2016	Increase/ (Decrease)	Percent
Operating Revenues	$130.1	$128.1	$2.0	1.6%
Operating Expenses:
Purchased Power and Transmission	40.9	39.5	1.4	3.5
Operations and Maintenance	22.5	21.8	0.7	3.2
Depreciation	12.0	11.4	0.6	5.3
Amortization of Regulatory (Liabilities)/Assets, Net	(0.5)	1.2	(1.7)	(a)
Energy Efficiency Programs	10.7	10.9	(0.2)	(1.8)
Taxes Other Than Income Taxes	10.3	10.2	0.1	1.0
Total Operating Expenses	95.9	95.0	0.9	0.9
Operating Income	34.2	33.1	1.1	3.3
Interest Expense	6.2	6.0	0.2	3.3
Other Income/(Loss), Net	—	(0.2)	0.2	(100.0)
Income Before Income Tax Expense	28.0	26.9	1.1	4.1
Income Tax Expense	10.8	10.1	0.7	6.9
Net Income	$17.2	$16.8	$0.4	2.4%
(a) Percent greater than 100 not shown as it is not meaningful.

Operating Revenues
WMECO's retail sales volumes were as follows:

	For the Three Months Ended March 31,
	2017	2016	Decrease	Percent
Retail Sales Volumes in GWh	870	876	(6)	(0.6)%

WMECO's Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, increased by $2.0 million for the three months ended March 31, 2017, as compared to the same period in 2016.

Fluctuations in WMECO's sales volumes do not impact the level of base distribution revenue realized or earnings due to the DPU-approved revenue decoupling mechanism.  WMECO's revenue decoupling mechanism permits recovery of a base amount of distribution revenues ($132.4 million annually) and breaks the relationship between sales volumes and revenues recognized.  The revenue decoupling mechanism results in the recovery of approved base distribution revenue requirements.

Fluctuations in the overall level of operating revenues are primarily related to tracked revenues.  Tracked revenues consist of certain costs that are recovered from customers in rates through DPU-approved cost tracking mechanisms and therefore, have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply costs, retail transmission charges, energy efficiency program costs, low income assistance programs, and restructuring and stranded cost recovery revenues.  In addition, tracked revenues include certain incentives earned and carrying charges. Tracked revenues decreased due primarily to a decrease in energy supply costs ($4.9 million) driven by decreased average retail rates and lower sales volumes, partially offset by an increase in retail transmission charges ($2.2 million).

Transmission revenues increased by $4.9 million due primarily to higher revenue requirements associated with ongoing investments in our transmission infrastructure.

Purchased Power and Transmission expense includes costs associated with the purchasing of energy supply on behalf of WMECO's customers. These energy supply costs are recovered from customers in DPU-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power and Transmission expense increased for the three months ended March 31, 2017, as compared to the same period in 2016, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Purchased Power Costs	$(1.9)
Transmission Costs	3.3
Total Purchased Power and Transmission	$1.4

Included in purchased power costs are the costs associated with WMECO's basic service charge and deferred energy supply costs.  The basic service charge recovers energy-related costs incurred as a result of providing electric generation service supply to all customers who have not migrated to third party suppliers.  The decrease in purchased power costs was due primarily to lower prices associated with the procurement of energy supply. The increase in transmission costs was primarily the result of an increase in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased for the three months ended March 31, 2017, as compared to the same period in 2016, driven by a $2.1 million increase in non-tracked costs, which was primarily attributable to higher storm restoration costs, higher shared corporate costs, and higher bad expense. Tracked costs decreased $1.4 million, which was primarily attributable to the deferral adjustment for RECs generated and sold by the WMECO solar program, partially offset by higher transmission expenses.

Amortization of Regulatory (Liabilities)/Assets, Net expense decreased for the three months ended March 31, 2017, as compared to the same period in 2016, due to the timing of refunds or recovery of tracked costs to/from customers in rates.  These costs have no impact on earnings.

EARNINGS SUMMARY

WMECO's earnings increased $0.4 million for the three months ended March 31, 2017, as compared to the same period in 2016, due primarily to an increase in transmission earnings driven by a higher transmission rate base, partially offset by higher operations and maintenance expense.

LIQUIDITY

WMECO had cash flows provided by operating activities of $22.6 million for the three months ended March 31, 2017, as compared to $50.7 million in the same period of 2016.  The decrease in operating cash flows was due primarily to a decrease of $22.4 million in income tax refunds in 2017, as compared to 2016 and the timing of collections of accounts receivable.

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

Our Regulated companies are subject to credit risk from certain long-term or high-volume supply contracts with energy marketing companies.  Our Regulated companies manage the credit risk with these counterparties in accordance with established credit risk practices and monitor contracting risks, including credit risk.  As of March 31, 2017, our Regulated companies did not hold collateral (letters of credit) from counterparties related to our standard service contracts.  As of March 31, 2017, Eversource had $24.3 million of cash posted with ISO-NE related to energy transactions.

We have provided additional disclosures regarding interest rate risk management and credit risk management in Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," in Eversource's 2016 Form 10-K, which is incorporated herein by reference. There have been no additional risks identified and no material changes with regard to the items previously disclosed in the Eversource 2016 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Management, on behalf of Eversource, CL&P, NSTAR Electric, PSNH and WMECO, evaluated the design and operation of the disclosure controls and procedures as of March 31, 2017 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC.  This evaluation was made under management's supervision and with management's participation, including the principal executive officer and principal financial officer as of the end of the period covered by this Quarterly Report on Form 10-Q.  There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The principal executive officer and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of Eversource, CL&P, NSTAR Electric, PSNH and WMECO are effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in internal controls over financial reporting for Eversource, CL&P, NSTAR Electric, PSNH and WMECO during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are parties to various legal proceedings.  We have disclosed these legal proceedings in Part I, Item 3, "Legal Proceedings," and elsewhere in our 2016 Form 10-K.  These disclosures are incorporated herein by reference.  There have been no additional material legal proceedings identified and no further material changes with regard to the legal proceedings previously disclosed in our 2016 Form 10-K.

ITEM 1A.	RISK FACTORS

We are subject to a variety of significant risks in addition to the matters set forth under "Forward-Looking Statements," in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Quarterly Report on Form 10-Q.  We have identified a number of these risk factors in Part I, Item 1A, "Risk Factors," in our 2016 Form 10-K, which risk factors are incorporated herein by reference.  These risk factors should be considered carefully in evaluating our risk profile.  There have been no additional risk factors identified and no material changes with regard to the risk factors previously disclosed in our 2016 Form 10-K.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
January 1 – January 31, 2017	6,374	$54.71	—	—
February 1 – February 28, 2017	291,389	56.95	—	—
March 1 – March 31, 2017	109,367	59.24	—	—
Total	407,130	$57.53	—	—

ITEM 6.	EXHIBITS

Each document described below is filed herewith, unless designated with an asterisk (*), which exhibits are incorporated by reference by the registrant under whose name the exhibit appears.

	Exhibit No.	Description

Listing of Exhibits (Eversource)

	3.1	Declaration of Trust of Eversource Energy, as amended through May 3, 2017

*	4.1
Eighth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of March 10, 2017, relating to $300 million of Senior Notes, Series K, Due 2022 (incorporated by reference to Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed March 16, 2017, File No. 001-05324)

	12	Ratio of Earnings to Fixed Charges

	31	Certification by the Chief Executive Officer of Eversource Energy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.1	Certification by the Chief Financial Officer of Eversource Energy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32	Certification by the Chief Executive Officer and Chief Financial Officer of Eversource Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Listing of Exhibits (CL&P)

*	4.1
Supplemental Indenture (2017 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of March 10, 2017 (incorporated by reference to Exhibit 4.1, CL&P Current Report on Form 8-K filed March 16, 2017, File No. 000-00404)

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

EVERSOURCE ENERGY

May 5, 2017	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY

May 5, 2017	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR ELECTRIC COMPANY

May 5, 2017	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

May 5, 2017	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN MASSACHUSETTS ELECTRIC COMPANY

May 5, 2017	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer