Form 10-Q
period 2017-06-30
EVERSOURCE ENERGY; CONNECTICUT LIGHT & POWER CO; NSTAR ELECTRIC CO; WESTERN MASSACHUSETTS ELECTRIC CO; PUBLIC SERVICE CO OF NEW HAMPSHIRE
filed 2017-08-04
CIK 72741, 23426, 13372, 106170, 315256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

	Yes	No

Eversource Energy	☐	☒
The Connecticut Light and Power Company	☐	☒
NSTAR Electric Company	☐	☒
Public Service Company of New Hampshire	☐	☒
Western Massachusetts Electric Company	☐	☒

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

Company - Class of Stock	Outstanding as of July 31, 2017

Eversource Energy Common Shares, $5.00 par value	316,885,808 shares
The Connecticut Light and Power Company Common Stock, $10.00 par value	6,035,205 shares
NSTAR Electric Company Common Stock, $1.00 par value	100 shares
Public Service Company of New Hampshire Common Stock, $1.00 par value	301 shares
Western Massachusetts Electric Company Common Stock, $25.00 par value	434,653 shares

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

ADIT	Accumulated Deferred Income Taxes
AFUDC	Allowance For Funds Used During Construction
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligation
Bay State Wind	A project being developed jointly by Eversource and Denmark-based DONG Energy to construct an offshore wind farm off the coast of Massachusetts
Bcf	Billion cubic feet
C&LM	Conservation and Load Management
CfD	Contract for Differences
Clean Air Project	The construction of a wet flue gas desulphurization system, known as "scrubber technology," to reduce mercury emissions of the Merrimack coal-fired generation station in Bow, New Hampshire
CO2	Carbon dioxide
CPSL	Capital Projects Scheduling List
CTA	Competitive Transition Assessment
CWIP	Construction Work in Progress
EDC	Electric distribution company
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act of 1974

i

ESOP	Employee Stock Ownership Plan
ESPP	Employee Share Purchase Plan
Eversource 2016 Form 10-K	The Eversource Energy and Subsidiaries 2016 combined Annual Report on Form 10-K as filed with the SEC
FERC ALJ	FERC Administrative Law Judge
Fitch	Fitch Ratings
FMCC	Federally Mandated Congestion Charge
FTR	Financial Transmission Rights
GAAP	Accounting principles generally accepted in the United States of America
GSC	Generation Service Charge
GSRP	Greater Springfield Reliability Project
GWh	Gigawatt-Hours
HQ	Hydro-Québec, a corporation wholly-owned by the Québec government, including its divisions that produce, transmit and distribute electricity in Québec, Canada
HVDC	High voltage direct current
Hydro Renewable Energy	Hydro Renewable Energy, Inc., a wholly-owned subsidiary of Hydro-Québec
IPP	Independent Power Producers
ISO-NE Tariff	ISO-NE FERC Transmission, Markets and Services Tariff
kV	Kilovolt
kVa	Kilovolt-ampere
kW	Kilowatt (equal to one thousand watts)
kWh	Kilowatt-Hours (the basic unit of electricity energy equal to one kilowatt of power supplied for one hour)
LBR	Lost Base Revenue
LNG	Liquefied natural gas
LRS	Supplier of last resort service
MMcf	Million cubic feet
MGP	Manufactured Gas Plant
MMBtu	One million British thermal units
Moody's	Moody's Investors Services, Inc.
MW	Megawatt
MWh	Megawatt-Hours
NEEWS	New England East-West Solution
NETOs	New England Transmission Owners
Northern Pass	The high-voltage direct-current and associated alternating-current transmission line project from Canada into New Hampshire
NOx	Nitrogen oxides
OCI	Other Comprehensive Income/(Loss)
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits Other Than Pension
PBOP Plan	Postretirement Benefits Other Than Pension Plan that provides certain retiree benefits, primarily medical, dental and life insurance
PCRBs	Pollution Control Revenue Bonds
Pension Plan	Single uniform noncontributory defined benefit retirement plan
PPA	Pension Protection Act
RECs	Renewable Energy Certificates
Regulatory ROE	The average cost of capital method for calculating the return on equity related to the distribution and generation business segment excluding the wholesale transmission segment
RNS	Regional Network Service
ROE	Return on Equity
RRB	Rate Reduction Bond or Rate Reduction Certificate
RSUs	Restricted share units
S&P	Standard & Poor's Financial Services LLC
SBC	Systems Benefits Charge
SCRC	Stranded Cost Recovery Charge
SERP	Supplemental Executive Retirement Plans and non-qualified defined benefit retirement plans
SIP	Simplified Incentive Plan
SO2	Sulfur dioxide
SS	Standard service
TCAM	Transmission Cost Adjustment Mechanism
TSA	Transmission Service Agreement
UI	The United Illuminating Company

ii

EVERSOURCE ENERGY AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
WESTERN MASSACHUSETTS ELECTRIC COMPANY

iii

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of June 30, 2017	As of December 31, 2016

ASSETS
Current Assets:
Cash and Cash Equivalents	$24,638	$30,251
Receivables, Net	833,945	847,301
Unbilled Revenues	158,183	168,490
Fuel, Materials, Supplies and Inventory	286,296	328,721
Regulatory Assets	870,393	887,625
Prepayments and Other Current Assets	157,359	215,284
Total Current Assets	2,330,814	2,477,672

Property, Plant and Equipment, Net	22,071,496	21,350,510

Deferred Debits and Other Assets:
Regulatory Assets	3,580,981	3,638,688
Goodwill	3,519,401	3,519,401
Marketable Securities	565,460	544,642
Other Long-Term Assets	590,688	522,260
Total Deferred Debits and Other Assets	8,256,530	8,224,991

Total Assets	$32,658,840	$32,053,173

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$937,500	$1,148,500
Long-Term Debt – Current Portion	1,483,883	773,883
Accounts Payable	587,174	884,521
Regulatory Liabilities	185,930	146,787
Other Current Liabilities	591,222	684,914
Total Current Liabilities	3,785,709	3,638,605

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	5,900,052	5,607,207
Regulatory Liabilities	696,740	702,255
Derivative Liabilities	402,138	413,676
Accrued Pension and SERP	1,073,510	1,141,514
Other Long-Term Liabilities	860,579	853,260
Total Deferred Credits and Other Liabilities	8,933,019	8,717,912

Capitalization:
Long-Term Debt	8,899,021	8,829,354

Noncontrolling Interest - Preferred Stock of Subsidiaries	155,568	155,568

Equity:
Common Shareholders' Equity:
Common Shares	1,669,392	1,669,392
Capital Surplus, Paid In	6,232,501	6,250,224
Retained Earnings	3,364,336	3,175,171
Accumulated Other Comprehensive Loss	(62,935)	(65,282)
Treasury Stock	(317,771)	(317,771)
Common Shareholders' Equity	10,885,523	10,711,734
Total Capitalization	19,940,112	19,696,656

Total Liabilities and Capitalization	$32,658,840	$32,053,173

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars, Except Share Information)	2017	2016	2017	2016

Operating Revenues	$1,762,811	$1,767,184	$3,867,946	$3,822,819

Operating Expenses:
Purchased Power, Fuel and Transmission	549,704	581,260	1,303,353	1,336,119
Operations and Maintenance	302,714	320,714	632,979	640,850
Depreciation	189,881	176,507	376,686	350,492
Amortization of Regulatory (Liabilities)/Assets, Net	(7,807)	(8,716)	16,210	12,281
Energy Efficiency Programs	116,398	119,667	262,556	256,842
Taxes Other Than Income Taxes	156,234	154,330	311,455	314,277
Total Operating Expenses	1,307,124	1,343,762	2,903,239	2,910,861
Operating Income	455,687	423,422	964,707	911,958
Interest Expense	107,329	100,492	210,758	198,703
Other Income, Net	21,543	8,038	35,120	10,049
Income Before Income Tax Expense	369,901	330,968	789,069	723,304
Income Tax Expense	137,272	125,439	295,103	271,742
Net Income	232,629	205,529	493,966	451,562
Net Income Attributable to Noncontrolling Interests	1,880	1,880	3,759	3,759
Net Income Attributable to Common Shareholders	$230,749	$203,649	$490,207	$447,803

Basic and Diluted Earnings Per Common Share	$0.72	$0.64	$1.54	$1.41

Dividends Declared Per Common Share	$0.48	$0.45	$0.95	$0.89

Weighted Average Common Shares Outstanding:
Basic	317,391,365	317,785,495	317,427,258	317,651,319
Diluted	317,947,194	318,476,699	318,035,864	318,478,876

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2017	2016	2017	2016

Net Income	$232,629	$205,529	$493,966	$451,562
Other Comprehensive (Loss)/Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	514	534	1,048	1,068
Changes in Unrealized Gains on Marketable Securities	960	1,061	2,605	1,325
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	(2,268)	(1,784)	(1,306)	(913)
Other Comprehensive (Loss)/Income, Net of Tax	(794)	(189)	2,347	1,480
Comprehensive Income Attributable to Noncontrolling Interests	(1,880)	(1,880)	(3,759)	(3,759)
Comprehensive Income Attributable to Common Shareholders	$229,955	$203,460	$492,554	$449,283

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2017	2016

Operating Activities:
Net Income	$493,966	$451,562
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	376,686	350,492
Deferred Income Taxes	269,505	250,851
Pension, SERP and PBOP Expense, Net	11,242	22,659
Pension and PBOP Contributions	(91,400)	(65,929)
Regulatory Over/(Under) Recoveries, Net	85,792	(5,768)
Amortization of Regulatory Assets, Net	16,210	12,281
Other	(94,666)	(10,808)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(7,660)	(76,751)
Fuel, Materials, Supplies and Inventory	42,425	43,930
Taxes Receivable/Accrued, Net	23,980	230,075
Accounts Payable	(168,221)	(151,996)
Other Current Assets and Liabilities, Net	(49,889)	(72,160)
Net Cash Flows Provided by Operating Activities	907,970	978,438

Investing Activities:
Investments in Property, Plant and Equipment	(1,146,952)	(869,168)
Proceeds from Sales of Marketable Securities	373,853	327,581
Purchases of Marketable Securities	(394,379)	(322,244)
Other Investing Activities	(11,050)	(2,991)
Net Cash Flows Used in Investing Activities	(1,178,528)	(866,822)

Financing Activities:
Cash Dividends on Common Shares	(301,042)	(282,314)
Cash Dividends on Preferred Stock	(3,759)	(3,759)
Decrease in Notes Payable	(211,000)	(393,953)
Issuance of Long-Term Debt	950,000	800,000
Retirements of Long-Term Debt	(150,000)	(200,000)
Other Financing Activities	(19,254)	(16,811)
Net Cash Flows Provided by/(Used in) Financing Activities	264,945	(96,837)
Net (Decrease)/Increase in Cash and Cash Equivalents	(5,613)	14,779
Cash and Cash Equivalents - Beginning of Period	30,251	23,947
Cash and Cash Equivalents - End of Period	$24,638	$38,726

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of June 30, 2017	As of December 31, 2016

ASSETS
Current Assets:
Cash	$5,837	$6,579
Receivables, Net	371,504	359,132
Accounts Receivable from Affiliated Companies	22,805	16,851
Unbilled Revenues	50,436	50,373
Materials, Supplies and Inventory	57,324	52,050
Regulatory Assets	346,520	335,526
Prepayments and Other Current Assets	14,608	52,670
Total Current Assets	869,034	873,181

Property, Plant and Equipment, Net	7,940,398	7,632,392

Deferred Debits and Other Assets:
Regulatory Assets	1,343,011	1,391,564
Other Long-Term Assets	138,405	137,907
Total Deferred Debits and Other Assets	1,481,416	1,529,471

Total Assets	$10,290,848	$10,035,044

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$101,100	$80,100
Long-Term Debt – Current Portion	400,000	250,000
Accounts Payable	229,435	289,532
Accounts Payable to Affiliated Companies	54,046	88,075
Obligations to Third Party Suppliers	52,854	55,520
Regulatory Liabilities	62,195	47,055
Derivative Liabilities	64,301	77,765
Other Current Liabilities	143,998	120,399
Total Current Liabilities	1,107,929	1,008,446

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	2,071,421	1,987,661
Regulatory Liabilities	101,863	100,138
Derivative Liabilities	402,002	412,750
Accrued Pension, SERP and PBOP	301,691	300,208
Other Long-Term Liabilities	125,996	123,244
Total Deferred Credits and Other Liabilities	3,002,973	2,924,001

Capitalization:
Long-Term Debt	2,513,522	2,516,010

Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200

Common Stockholder's Equity:
Common Stock	60,352	60,352
Capital Surplus, Paid In	2,110,739	2,110,714
Retained Earnings	1,378,895	1,299,374
Accumulated Other Comprehensive Income/(Loss)	238	(53)
Common Stockholder's Equity	3,550,224	3,470,387
Total Capitalization	6,179,946	6,102,597

Total Liabilities and Capitalization	$10,290,848	$10,035,044

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2017	2016	2017	2016

Operating Revenues	$666,558	$679,787	$1,398,867	$1,415,103

Operating Expenses:
Purchased Power and Transmission	207,211	234,504	452,149	507,104
Operations and Maintenance	108,501	122,532	236,727	233,375
Depreciation	60,797	57,532	120,549	114,500
Amortization of Regulatory Assets/(Liabilities), Net	11,422	(2,988)	24,225	6,891
Energy Efficiency Programs	32,153	35,498	68,744	73,589
Taxes Other Than Income Taxes	70,437	70,568	144,414	146,030
Total Operating Expenses	490,521	517,646	1,046,808	1,081,489
Operating Income	176,037	162,141	352,059	333,614
Interest Expense	35,299	35,978	70,264	72,477
Other Income, Net	3,804	6,275	6,561	7,211
Income Before Income Tax Expense	144,542	132,438	288,356	268,348
Income Tax Expense	53,249	49,563	106,855	98,427
Net Income	$91,293	$82,875	$181,501	$169,921

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2017	2016	2017	2016

Net Income	$91,293	$82,875	$181,501	$169,921
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	91	111	202	222
Changes in Unrealized Gains on Marketable Securities	33	36	89	45
Other Comprehensive Income, Net of Tax	124	147	291	267
Comprehensive Income	$91,417	$83,022	$181,792	$170,188

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2017	2016

Operating Activities:
Net Income	$181,501	$169,921
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	120,549	114,500
Deferred Income Taxes	73,277	97,913
Pension, SERP, and PBOP Expense, Net of PBOP Contributions	3,071	3,325
Regulatory Over/(Under) Recoveries, Net	9,762	(40,386)
Amortization of Regulatory Assets, Net	24,225	6,891
Other	(27,623)	(4,477)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(22,333)	(26,729)
Taxes Receivable/Accrued, Net	41,733	145,852
Accounts Payable	(63,813)	(38,137)
Other Current Assets and Liabilities, Net	13,541	774
Net Cash Flows Provided by Operating Activities	353,890	429,447

Investing Activities:
Investments in Property, Plant and Equipment	(419,891)	(288,630)
Proceeds from the Sale of Property, Plant and Equipment	—	9,047
Other Investing Activities	132	205
Net Cash Flows Used in Investing Activities	(419,759)	(279,378)

Financing Activities:
Cash Dividends on Common Stock	(99,200)	(99,800)
Cash Dividends on Preferred Stock	(2,779)	(2,779)
Capital Contributions from Eversource Parent	—	145,700
Issuance of Long-Term Debt	300,000	—
Retirement of Long-Term Debt	(150,000)	—
Increase/(Decrease) in Notes Payable to Eversource Parent	21,000	(184,400)
Other Financing Activities	(3,894)	(398)
Net Cash Flows Provided by/(Used in) Financing Activities	65,127	(141,677)
Net (Decrease)/Increase in Cash	(742)	8,392
Cash - Beginning of Period	6,579	1,057
Cash - End of Period	$5,837	$9,449

The accompanying notes are an integral part of these unaudited condensed financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of June 30, 2017	As of December 31, 2016

ASSETS
Current Assets:
Cash and Cash Equivalents	$4,475	$3,494
Receivables, Net	261,344	257,557
Accounts Receivable from Affiliated Companies	28,619	8,581
Unbilled Revenues	40,163	31,632
Taxes Receivable	3,532	39,738
Materials, Supplies and Inventory	35,067	62,288
Regulatory Assets	270,230	289,400
Prepayments and Other Current Assets	17,730	14,906
Total Current Assets	661,160	707,596

Property, Plant and Equipment, Net	6,188,535	6,051,835

Deferred Debits and Other Assets:
Regulatory Assets	1,064,099	1,057,746
Prepaid PBOP	109,658	95,073
Other Long-Term Assets	71,657	60,572
Total Deferred Debits and Other Assets	1,245,414	1,213,391

Total Assets	$8,095,109	$7,972,822

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$—	$126,500
Long-Term Debt – Current Portion	400,000	400,000
Accounts Payable	151,056	232,599
Accounts Payable to Affiliated Companies	8,389	91,532
Obligations to Third Party Suppliers	67,254	55,863
Renewable Portfolio Standards Compliance Obligations	44,258	75,571
Regulatory Liabilities	48,350	63,653
Other Current Liabilities	48,736	71,122
Total Current Liabilities	768,043	1,116,840

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,898,526	1,836,292
Regulatory Liabilities	394,527	391,823
Accrued Pension and SERP	111,994	111,827
Other Long-Term Liabilities	130,023	123,194
Total Deferred Credits and Other Liabilities	2,535,070	2,463,136

Capitalization:
Long-Term Debt	2,025,929	1,678,116

Preferred Stock Not Subject to Mandatory Redemption	43,000	43,000

Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	1,047,178	1,045,378
Retained Earnings	1,675,529	1,625,984
Accumulated Other Comprehensive Income	360	368
Common Stockholder's Equity	2,723,067	2,671,730
Total Capitalization	4,791,996	4,392,846

Total Liabilities and Capitalization	$8,095,109	$7,972,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2017	2016	2017	2016

Operating Revenues	$584,069	$591,301	$1,187,848	$1,205,517

Operating Expenses:
Purchased Power and Transmission	197,291	219,189	430,384	473,525
Operations and Maintenance	85,281	88,954	173,632	183,650
Depreciation	56,181	52,571	111,397	104,457
Amortization of Regulatory Assets, Net	2,984	3,971	7,961	8,654
Energy Efficiency Programs	59,876	61,922	127,188	128,165
Taxes Other Than Income Taxes	34,648	34,194	62,041	66,750
Total Operating Expenses	436,261	460,801	912,603	965,201
Operating Income	147,808	130,500	275,245	240,316
Interest Expense	23,445	20,216	45,473	41,104
Other Income, Net	2,029	2,836	5,277	2,502
Income Before Income Tax Expense	126,392	113,120	235,049	201,714
Income Tax Expense	49,029	44,953	91,524	79,053
Net Income	$77,363	$68,167	$143,525	$122,661

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2017	2016	2017	2016

Net Income	$77,363	$68,167	$143,525	$122,661
Other Comprehensive Loss, Net of Tax:
Changes in Funded Status of SERP Benefit Plan	(4)	(11)	(8)	(21)
Other Comprehensive Loss, Net of Tax	(4)	(11)	(8)	(21)
Comprehensive Income	$77,359	$68,156	$143,517	$122,640

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2017	2016

Operating Activities:
Net Income	$143,525	$122,661
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	111,397	104,457
Deferred Income Taxes	60,673	48,505
Pension, SERP and PBOP (Benefits)/Expense, Net	(4,944)	2,192
Pension and PBOP Contributions	(15,360)	(15,428)
Regulatory Overrecoveries, Net	8,257	26,277
Amortization of Regulatory Assets, Net	7,961	8,654
Other	(15,309)	(3,978)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(42,050)	(56,140)
Materials, Supplies and Inventory	27,221	35,194
Taxes Receivable/Accrued, Net	36,207	45,608
Accounts Payable	(133,614)	(88,774)
Other Current Assets and Liabilities, Net	(45,430)	(64,084)
Net Cash Flows Provided by Operating Activities	138,534	165,144

Investing Activities:
Investments in Property, Plant and Equipment	(262,097)	(199,824)
Other Investing Activities	(3,617)	—
Net Cash Flows Used in Investing Activities	(265,714)	(199,824)

Financing Activities:
Cash Dividends on Common Stock	(93,000)	(278,300)
Cash Dividends on Preferred Stock	(980)	(980)
Capital Contributions from Eversource Parent	1,800	—
(Decrease)/Increase in Notes Payable	(126,500)	266,500
Issuance of Long-Term Debt	350,000	250,000
Retirements of Long-Term Debt	—	(200,000)
Other Financing Activities	(3,159)	(2,495)
Net Cash Flows Provided by Financing Activities	128,161	34,725
Increase in Cash and Cash Equivalents	981	45
Cash and Cash Equivalents - Beginning of Period	3,494	3,346
Cash and Cash Equivalents - End of Period	$4,475	$3,391

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of June 30, 2017	As of December 31, 2016

ASSETS
Current Assets:
Cash	$192	$4,646
Receivables, Net	81,937	84,450
Accounts Receivable from Affiliated Companies	3,781	4,185
Unbilled Revenues	41,723	41,004
Taxes Receivable	27,122	6,177
Fuel, Materials, Supplies and Inventory	150,066	162,354
Regulatory Assets	132,424	117,240
Prepayments and Other Current Assets	20,514	22,731
Total Current Assets	457,759	442,787

Property, Plant and Equipment, Net	3,118,456	3,039,313

Deferred Debits and Other Assets:
Regulatory Assets	249,612	245,525
Other Long-Term Assets	47,075	37,720
Total Deferred Debits and Other Assets	296,687	283,245

Total Assets	$3,872,902	$3,765,345

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$194,100	$160,900
Long-Term Debt – Current Portion	180,000	70,000
Accounts Payable	78,218	85,716
Accounts Payable to Affiliated Companies	21,207	29,154
Regulatory Liabilities	13,696	12,659
Other Current Liabilities	46,415	43,253
Total Current Liabilities	533,636	401,682

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	821,799	785,385
Regulatory Liabilities	43,845	44,779
Accrued Pension, SERP and PBOP	101,143	94,652
Other Long-Term Liabilities	50,051	49,442
Total Deferred Credits and Other Liabilities	1,016,838	974,258

Capitalization:
Long-Term Debt	892,333	1,002,048

Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	843,134	843,134
Retained Earnings	591,288	549,286
Accumulated Other Comprehensive Loss	(4,327)	(5,063)
Common Stockholder's Equity	1,430,095	1,387,357
Total Capitalization	2,322,428	2,389,405

Total Liabilities and Capitalization	$3,872,902	$3,765,345

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2017	2016	2017	2016

Operating Revenues	$230,383	$218,517	$483,541	$460,807

Operating Expenses:
Purchased Power, Fuel and Transmission	60,442	45,653	122,189	95,867
Operations and Maintenance	65,134	63,788	127,484	123,001
Depreciation	32,447	28,644	63,182	56,879
Amortization of Regulatory (Liabilities)/Assets, Net	(18,937)	(8,186)	(13,492)	332
Energy Efficiency Programs	3,287	3,259	7,032	6,879
Taxes Other Than Income Taxes	23,118	22,287	44,001	44,082
Total Operating Expenses	165,491	155,445	350,396	327,040
Operating Income	64,892	63,072	133,145	133,767
Interest Expense	12,970	12,526	25,780	24,987
Other Income, Net	456	282	1,654	432
Income Before Income Tax Expense	52,378	50,828	109,019	109,212
Income Tax Expense	20,787	19,573	43,116	41,899
Net Income	$31,591	$31,255	$65,903	$67,313

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2017	2016	2017	2016

Net Income	$31,591	$31,255	$65,903	$67,313
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	290	291	581	581
Changes in Unrealized Gains on Marketable Securities	58	63	155	79
Other Comprehensive Income, Net of Tax	348	354	736	660
Comprehensive Income	$31,939	$31,609	$66,639	$67,973

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2017	2016

Operating Activities:
Net Income	$65,903	$67,313
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	63,182	56,879
Deferred Income Taxes	37,670	45,976
Regulatory Underrecoveries, Net	(1,964)	(10,740)
Amortization of Regulatory (Liabilities)/Assets, Net	(13,492)	332
Other	(6,763)	(8,484)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(1,427)	(5,247)
Fuel, Materials, Supplies and Inventory	12,288	5,394
Taxes Receivable/Accrued, Net	(20,945)	33,840
Accounts Payable	2,236	20,417
Other Current Assets and Liabilities, Net	5,419	(1,422)
Net Cash Flows Provided by Operating Activities	142,107	204,258

Investing Activities:
Investments in Property, Plant and Equipment	(155,737)	(138,713)
Other Investing Activities	26	172
Net Cash Flows Used in Investing Activities	(155,711)	(138,541)

Financing Activities:
Cash Dividends on Common Stock	(23,900)	(38,800)
Capital Contributions from Eversource Parent	—	83,000
Increase/(Decrease) in Notes Payable to Eversource Parent	33,200	(110,400)
Other Financing Activities	(150)	(166)
Net Cash Flows Provided by/(Used in) Financing Activities	9,150	(66,366)
Net Decrease in Cash	(4,454)	(649)
Cash - Beginning of Period	4,646	1,733
Cash - End of Period	$192	$1,084

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of June 30, 2017	As of December 31, 2016

ASSETS
Current Assets:
Receivables, Net	$54,178	$54,940
Accounts Receivable from Affiliated Companies	11,393	14,425
Unbilled Revenues	17,335	15,329
Materials, Supplies and Inventory	5,784	8,618
Regulatory Assets	67,310	64,123
Prepayments and Other Current Assets	1,821	2,595
Total Current Assets	157,821	160,030

Property, Plant and Equipment, Net	1,719,824	1,678,262

Deferred Debits and Other Assets:
Regulatory Assets	124,899	127,291
Other Long-Term Assets	33,780	29,062
Total Deferred Debits and Other Assets	158,679	156,353

Total Assets	$2,036,324	$1,994,645

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$68,700	$51,000
Accounts Payable	32,258	56,036
Accounts Payable to Affiliated Companies	28,484	19,478
Obligations to Third Party Suppliers	9,458	10,508
Renewable Portfolio Standards Compliance Obligations	11,114	20,383
Regulatory Liabilities	11,062	14,888
Other Current Liabilities	12,574	14,984
Total Current Liabilities	173,650	187,277

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	523,028	490,793
Regulatory Liabilities	20,887	17,227
Accrued Pension, SERP and PBOP	19,798	20,390
Other Long-Term Liabilities	45,471	41,308
Total Deferred Credits and Other Liabilities	609,184	569,718

Capitalization:
Long-Term Debt	566,293	566,536

Common Stockholder's Equity:
Common Stock	10,866	10,866
Capital Surplus, Paid In	444,398	444,398
Retained Earnings	234,051	218,212
Accumulated Other Comprehensive Loss	(2,118)	(2,362)
Common Stockholder's Equity	687,197	671,114
Total Capitalization	1,253,490	1,237,650

Total Liabilities and Capitalization	$2,036,324	$1,994,645

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2017	2016	2017	2016

Operating Revenues	$120,744	$116,396	$250,879	$244,491

Operating Expenses:
Purchased Power and Transmission	33,858	32,665	74,724	72,228
Operations and Maintenance	21,743	22,088	44,242	43,893
Depreciation	12,296	11,476	24,298	22,847
Amortization of Regulatory (Liabilities)/Assets, Net	(361)	992	(849)	2,203
Energy Efficiency Programs	8,079	10,347	18,743	21,203
Taxes Other Than Income Taxes	10,197	9,600	20,624	19,833
Total Operating Expenses	85,812	87,168	181,782	182,207
Operating Income	34,932	29,228	69,097	62,284
Interest Expense	6,182	6,072	12,431	12,075
Other Income/(Loss), Net	272	104	349	(46)
Income Before Income Tax Expense	29,022	23,260	57,015	50,163
Income Tax Expense	11,401	9,995	22,176	20,071
Net Income	$17,621	$13,265	$34,839	$30,092

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Thousands of Dollars)	2017	2016	2017	2016

Net Income	$17,621	$13,265	$34,839	$30,092
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	110	110	219	219
Changes in Unrealized Gains on Marketable Securities	9	10	25	13
Other Comprehensive Income, Net of Tax	119	120	244	232
Comprehensive Income	$17,740	$13,385	$35,083	$30,324

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(Thousands of Dollars)	2017	2016

Operating Activities:
Net Income	$34,839	$30,092
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	24,298	22,847
Deferred Income Taxes	31,549	17,155
Regulatory Over/(Under) Recoveries, Net	1,170	(2,651)
Amortization of Regulatory (Liabilities)/Assets, Net	(849)	2,203
Other	(3,767)	(2,547)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(1,178)	6,500
Taxes Receivable/Accrued, Net	(177)	32,985
Accounts Payable	717	(13,176)
Other Current Assets and Liabilities, Net	(8,942)	2,502
Net Cash Flows Provided by Operating Activities	77,660	95,910

Investing Activities:
Investments in Property, Plant and Equipment	(76,397)	(71,459)
Proceeds from Sales of Marketable Securities	863	1,484
Purchases of Marketable Securities	(826)	(1,457)
Net Cash Flows Used in Investing Activities	(76,360)	(71,432)

Financing Activities:
Cash Dividends on Common Stock	(19,000)	(19,000)
Capital Contributions from Eversource Parent	—	35,000
Increase/(Decrease) in Notes Payable to Eversource Parent	17,700	(89,700)
Issuance of Long-Term Debt	—	50,000
Other Financing Activities	—	(191)
Net Cash Flows Used in Financing Activities	(1,300)	(23,891)
Net Increase in Cash	—	587
Cash - Beginning of Period	—	834
Cash - End of Period	$—	$1,421

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

On June 2, 2017, Eversource announced that it had entered into an agreement to acquire Aquarion Water Company ("Aquarion") from Macquarie Infrastructure Partners for $1.675 billion, consisting of approximately $880 million in cash and $795 million of assumed Aquarion debt. The transaction requires approval from PURA, the DPU, the NHPUC, the Maine PUC, and the Federal Communications Commission, and is also subject to a review under the Hart-Scott-Rodino Act. On June 29, 2017, Eversource and Aquarion filed joint applications with regulatory agencies in Connecticut, Massachusetts, New Hampshire and Maine requesting approval of the transaction. The transaction is expected to close by December 31, 2017.

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

The financial statements contain, in the opinion of management, all adjustments (including normal, recurring adjustments) necessary to present fairly Eversource's, CL&P's, NSTAR Electric's, PSNH's and WMECO's financial position as of June 30, 2017 and December 31, 2016, the results of operations and comprehensive income for the three and six months ended June 30, 2017 and 2016, and the cash flows for the six months ended June 30, 2017 and 2016.  The results of operations and comprehensive income for the three and six months ended June 30, 2017 and 2016 and the cash flows for the six months ended June 30, 2017 and 2016 are not necessarily indicative of the results expected for a full year.

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

B.    Accounting Standards
Accounting Standards Issued but Not Yet Effective:  In May 2014, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which amends existing revenue recognition guidance and is required to be applied retrospectively (either to each reporting period presented or cumulatively at the date of initial application).  The Company is evaluating the requirements and potential impacts of ASU 2014-09 and will implement the standard in the first quarter of 2018 cumulatively at the date of initial application. While the guidance continues to be interpreted on an industry specific level, implementation of the ASU is not currently expected to have a material effect on the financial statements of Eversource, CL&P, NSTAR Electric, PSNH and WMECO.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Liabilities, which is required to be implemented in the first quarter of 2018.  The ASU will remove the available-for-sale designation for equity securities, whereby changes in fair value are recorded in accumulated other comprehensive income within shareholders' equity, and will require changes in fair value of all equity securities to be recorded in earnings beginning on January 1, 2018, with the unrealized gain or loss on available-for-sale equity securities as of that date reclassified to retained earnings as a cumulative effect of adoption.  The fair value of available-for-sale equity securities subject to this guidance as of June 30, 2017 was approximately $49 million.  The remaining available-for-sale equity securities included in marketable securities on the balance sheet are held in nuclear decommissioning trusts and are subject to regulatory accounting treatment and will not be impacted by this guidance. Implementation of the ASU for other financial instruments is not expected to have a material impact on the financial statements of Eversource, CL&P, NSTAR Electric, PSNH and WMECO.

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

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, required to be implemented in the first quarter of 2018. The ASU requires separate presentation of service cost from other components of net pension and PBOP costs, with the other components presented as non-operating income and not subject to capitalization. The Company is assessing the impacts of the ASU on the financial statements of Eversource, CL&P, NSTAR Electric, PSNH and WMECO; however, implementation of the ASU is not expected to have a material impact on the net income of Eversource, CL&P, NSTAR Electric, PSNH and WMECO.

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

The total provision for uncollectible accounts and for uncollectible hardship accounts, which is included in the total provision, is included in Receivables, Net on the balance sheets, and was as follows:

	Total Provision for Uncollectible Accounts		Uncollectible Hardship
(Millions of Dollars)	As of June 30, 2017	As of December 31, 2016	As of June 30, 2017	As of December 31, 2016
Eversource	$199.0	$200.6	$124.5	$119.9
CL&P	77.5	86.4	64.5	67.7
NSTAR Electric	54.5	54.8	30.7	26.2
PSNH	11.0	9.9	—	—
WMECO	16.4	15.5	10.6	9.9

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

E.    Other Income, Net
Items included within Other Income, Net on the statements of income primarily consist of investment income/(loss), interest income, AFUDC related to equity funds, and income/(loss) related to equity method investments.  Investment income/(loss) primarily relates to debt and equity securities held in trust.  For further information, see Note 5, "Marketable Securities," to the financial statements.  For the three and six months ended June 30, 2017, Eversource had equity in earnings of $13.3 million and $17.9 million, respectively, related to its equity method investments.

F.    Other Taxes
Gross receipts taxes levied by the state of Connecticut are collected by CL&P and Yankee Gas from their respective customers.  These gross receipts taxes are shown separately with collections in Operating Revenues and with payments in Taxes Other Than Income Taxes on the statements of income as follows:

	For the Three Months Ended		For the Six Months Ended
(Millions of Dollars)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Eversource	$35.7	$37.5	$77.9	$79.8
CL&P	31.8	33.6	65.7	69.6

As agents for state and local governments, Eversource's companies that serve customers in Connecticut and Massachusetts collect certain sales taxes that are recorded on a net basis with no impact on the statements of income.

G.    Supplemental Cash Flow Information
Non-cash investing activities include plant additions included in Accounts Payable as follows:

(Millions of Dollars)	As of June 30, 2017	As of June 30, 2016
Eversource	$172.0	$186.3
CL&P	85.9	59.5
NSTAR Electric	29.5	38.5
PSNH	20.2	31.1
WMECO	10.6	14.6

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

Regulatory Assets:  The components of regulatory assets were as follows:

Eversource	As of June 30, 2017	As of December 31, 2016
(Millions of Dollars)
Benefit Costs	$1,833.6	$1,817.8
Derivative Liabilities	398.1	423.3
Income Taxes, Net	652.5	644.5
Storm Restoration Costs	352.9	385.3
Goodwill-related	454.2	464.4
Regulatory Tracker Mechanisms	584.3	576.6
Asset Retirement Obligations	103.0	99.3
Other Regulatory Assets	72.8	115.1
Total Regulatory Assets	4,451.4	4,526.3
Less: Current Portion	870.4	887.6
Total Long-Term Regulatory Assets	$3,581.0	$3,638.7

	As of June 30, 2017				As of December 31, 2016
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	NSTAR Electric	PSNH	WMECO
Benefit Costs	$423.5	$445.6	$189.7	$86.4	$429.3	$438.6	$184.2	$86.7
Derivative Liabilities	394.8	2.3	—	—	420.5	2.8	—	—
Income Taxes, Net	440.7	91.2	22.4	31.2	437.0	89.7	24.2	30.8
Storm Restoration Costs	210.3	115.3	12.9	14.4	239.8	112.5	17.1	15.9
Goodwill-related	—	389.9	—	—	—	398.7	—	—
Regulatory Tracker Mechanisms	153.0	240.7	125.7	50.5	123.9	257.3	104.5	46.7
Asset Retirement Obligations	34.5	33.2	16.6	4.4	33.2	31.9	16.2	4.2
Other Regulatory Assets	32.7	16.1	14.7	5.3	43.4	15.6	16.5	7.1
Total Regulatory Assets	1,689.5	1,334.3	382.0	192.2	1,727.1	1,347.1	362.7	191.4
Less: Current Portion	346.5	270.2	132.4	67.3	335.5	289.4	117.2	64.1
Total Long-Term Regulatory Assets	$1,343.0	$1,064.1	$249.6	$124.9	$1,391.6	$1,057.7	$245.5	$127.3

Regulatory Costs in Other Long-Term Assets:  Eversource's Regulated companies had $103.0 million (including $3.5 million for CL&P, $40.1 million for NSTAR Electric, $16.4 million for PSNH, and $24.3 million for WMECO) and $86.3 million (including $5.9 million for CL&P, $35.0 million for NSTAR Electric, $8.2 million for PSNH, and $20.1 million for WMECO) of additional regulatory costs as of June 30, 2017 and December 31, 2016, respectively, that were included in Other Long-Term Assets on the balance sheets.  These amounts represent incurred costs for which recovery has not yet been specifically approved by the applicable regulatory agency.  However, based on regulatory policies or past precedent on similar costs, management believes it is probable that these costs will ultimately be approved and recovered from customers in rates.

Regulatory Liabilities:  The components of regulatory liabilities were as follows:

Eversource	As of June 30, 2017	As of December 31, 2016
(Millions of Dollars)
Cost of Removal	$474.4	$459.7
Benefit Costs	129.5	136.2
Regulatory Tracker Mechanisms	176.3	145.3
AFUDC - Transmission	65.6	65.8
Other Regulatory Liabilities	36.8	42.1
Total Regulatory Liabilities	882.6	849.1
Less: Current Portion	185.9	146.8
Total Long-Term Regulatory Liabilities	$696.7	$702.3

	As of June 30, 2017				As of December 31, 2016
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	NSTAR Electric	PSNH	WMECO
Cost of Removal	$43.4	$277.4	$42.8	$12.4	$38.8	$271.6	$44.1	$8.6
Benefit Costs	—	109.4	—	—	—	113.1	—	—
Regulatory Tracker Mechanisms	47.5	48.4	11.7	10.9	37.2	63.7	10.7	14.7
AFUDC - Transmission	49.5	7.4	—	8.7	50.2	6.9	—	8.7
Other Regulatory Liabilities	23.7	0.3	3.0	—	21.0	0.2	2.7	0.1
Total Regulatory Liabilities	164.1	442.9	57.5	32.0	147.2	455.5	57.5	32.1
Less: Current Portion	62.2	48.4	13.7	11.1	47.1	63.7	12.7	14.9
Total Long-Term Regulatory Liabilities	$101.9	$394.5	$43.8	$20.9	$100.1	$391.8	$44.8	$17.2

3.    PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

The following tables summarize utility property, plant and equipment by asset category:

Eversource	As of June 30, 2017	As of December 31, 2016
(Millions of Dollars)
Distribution - Electric	$14,012.6	$13,716.9
Distribution - Natural Gas	3,094.3	3,010.4
Transmission - Electric	8,817.6	8,517.4
Generation	1,215.4	1,224.2
Electric and Natural Gas Utility	27,139.9	26,468.9
Other (1)	594.0	591.6
Property, Plant and Equipment, Gross	27,733.9	27,060.5
Less: Accumulated Depreciation
Electric and Natural Gas Utility	(6,706.6)	(6,480.4)
Other	(262.8)	(242.0)
Total Accumulated Depreciation	(6,969.4)	(6,722.4)
Property, Plant and Equipment, Net	20,764.5	20,338.1
Construction Work in Progress (2)	1,307.0	1,012.4
Total Property, Plant and Equipment, Net	$22,071.5	$21,350.5

(1) These assets are primarily comprised of building improvements, computer software, hardware and equipment at Eversource Service.
(2) As of June 30, 2017, the total CWIP related to NPT was approximately $190 million.

	As of June 30, 2017				As of December 31, 2016
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	NSTAR Electric	PSNH	WMECO
Distribution	$5,717.1	$5,453.3	$2,018.6	$863.6	$5,562.9	$5,402.3	$1,949.8	$841.9
Transmission	4,016.4	2,530.3	1,103.1	1,119.4	3,912.9	2,435.8	1,059.3	1,061.1
Generation	—	—	1,179.4	36.0	—	—	1,188.2	36.0
Property, Plant and Equipment, Gross	9,733.5	7,983.6	4,301.1	2,019.0	9,475.8	7,838.1	4,197.3	1,939.0
Less: Accumulated Depreciation	(2,156.7)	(2,104.2)	(1,290.1)	(352.0)	(2,082.4)	(2,025.4)	(1,254.7)	(338.8)
Property, Plant and Equipment, Net	7,576.8	5,879.4	3,011.0	1,667.0	7,393.4	5,812.7	2,942.6	1,600.2
Construction Work in Progress	363.6	309.1	107.5	52.8	239.0	239.1	96.7	78.1
Total Property, Plant and Equipment, Net	$7,940.4	$6,188.5	$3,118.5	$1,719.8	$7,632.4	$6,051.8	$3,039.3	$1,678.3

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

The gross fair values of derivative assets and liabilities with the same counterparty are offset and reported as net Derivative Assets or Derivative Liabilities, with current and long-term portions, on the balance sheets.  The following table presents the gross fair values of contracts, categorized by risk type, and the net amounts recorded as current or long-term derivative assets or liabilities:

	As of June 30, 2017			As of December 31, 2016
(Millions of Dollars)	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative
Current Derivative Assets:
Level 2:
Eversource	$—	$—	$—	$6.0	$—	$6.0
Level 3:
Eversource, CL&P	11.2	(7.7)	3.5	13.9	(9.4)	4.5
Long-Term Derivative Assets:
Level 2:
Eversource	$—	$—	$—	$0.3	$(0.1)	$0.2
Level 3:
Eversource, CL&P	76.0	(8.0)	68.0	77.3	(11.7)	65.6
Current Derivative Liabilities:
Level 2:
Eversource	$(1.1)	$0.1	$(1.0)	$—	$—	$—
Level 3:
Eversource	(66.5)	—	(66.5)	(79.7)	—	(79.7)
CL&P	(64.3)	—	(64.3)	(77.8)	—	(77.8)
NSTAR Electric	(2.2)	—	(2.2)	(1.9)	—	(1.9)
Long-Term Derivative Liabilities:
Level 3:
Eversource	$(402.1)	$—	$(402.1)	$(413.7)	$—	$(413.7)
CL&P	(402.0)	—	(402.0)	(412.8)	—	(412.8)
NSTAR Electric	(0.1)	—	(0.1)	(0.9)	—	(0.9)

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

As of June 30, 2017 and December 31, 2016, Eversource had New York Mercantile Exchange ("NYMEX") financial contracts for natural gas futures in order to reduce variability associated with the purchase price of approximately 6.3 million and 9.2 million MMBtu of natural gas, respectively.

For the three months ended June 30, 2017 and 2016, there were losses of $4.4 million and $42.9 million, respectively, deferred as regulatory costs, which reflect the change in fair value associated with Eversource's derivative contracts. For the six months ended June 30, 2017 and 2016, these losses were $30.9 million and $74.4 million, respectively.

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

The following is a summary of Eversource's, including CL&P's and NSTAR Electric's, Level 3 derivative contracts and the range of the significant unobservable inputs utilized in the valuations over the duration of the contracts:

	As of June 30, 2017					As of December 31, 2016
	Range				Period Covered	Range				Period Covered
Capacity Prices:
Eversource, CL&P	$5.00	—	8.70	per kW-Month	2021 - 2026	$5.50	—	8.70	per kW-Month	2020 - 2026
Forward Reserve:
Eversource, CL&P	$1.40	—	2.00	per kW-Month	2017 - 2024	$1.40	—	2.00	per kW-Month	2017 - 2024
REC Prices:
Eversource, NSTAR Electric	$26.00	—	27.50	per REC	2017 - 2018	$24.00	—	29.00	per REC	2017 - 2018

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

	For the Three Months Ended June 30,
	2017			2016
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	Eversource	CL&P	NSTAR Electric
Derivatives, Net:
Fair Value as of Beginning of Period	$(416.0)	$(413.5)	$(2.5)	$(387.7)	$(385.1)	$(2.6)
Net Realized/Unrealized Gains/(Losses) Included in Regulatory Assets and Liabilities	(3.0)	(0.6)	(2.4)	(46.6)	(46.8)	0.2
Settlements	21.9	19.3	2.6	21.7	20.6	1.1
Fair Value as of End of Period	$(397.1)	$(394.8)	$(2.3)	$(412.6)	$(411.3)	$(1.3)

	For the Six Months Ended June 30,
	2017			2016
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	Eversource	CL&P	NSTAR Electric
Derivatives, Net:
Fair Value as of Beginning of Period	$(423.3)	$(420.5)	$(2.8)	$(380.9)	$(380.8)	$(0.1)
Net Realized/Unrealized Losses Included in Regulatory Assets and Liabilities	(18.4)	(15.2)	(3.2)	(76.6)	(72.2)	(4.4)
Settlements	44.6	40.9	3.7	44.9	41.7	3.2
Fair Value as of End of Period	$(397.1)	$(394.8)	$(2.3)	$(412.6)	$(411.3)	$(1.3)

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

Trading Securities:  Eversource has elected to record certain equity securities as trading securities, with the changes in fair values recorded in Other Income, Net on the statements of income.  As of December 31, 2016, these securities were classified as Level 1 in the fair value hierarchy and totaled $9.6 million.  These securities were sold during the first quarter of 2017 and were no longer held as of June 30, 2017. For the three and six months ended June 30, 2016, net gains on these securities of $0.2 million and $0.5 million, respectively, were recorded in Other Income, Net on the statements of income. Dividend income is recorded in Other Income, Net when dividends are declared.

Available-for-Sale Securities:  The following is a summary of available-for-sale securities, which are recorded at fair value and are included in current and long-term Marketable Securities on the balance sheets.

	As of June 30, 2017				As of December 31, 2016
Eversource (Millions of Dollars)	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value
Debt Securities	$290.3	$4.7	$(0.5)	$294.5	$296.2	$1.1	$(2.1)	$295.2
Equity Securities	202.1	83.2	—	285.3	203.3	62.3	(1.2)	264.4

Eversource's debt and equity securities include CYAPC's and YAEC's marketable securities held in nuclear decommissioning trusts in the amounts of $485.9 million and $466.7 million as of June 30, 2017 and December 31, 2016, respectively.  Unrealized gains and losses for these nuclear decommissioning trusts are recorded in Marketable Securities with the corresponding offset to Other Long-Term Liabilities on the balance sheets, with no impact on the statements of income.

Unrealized Losses and Other-than-Temporary Impairment:  There have been no significant unrealized losses, other-than-temporary impairments or credit losses for the three and six months ended June 30, 2017 and 2016.  Factors considered in determining whether a credit loss exists include the duration and severity of the impairment, adverse conditions specifically affecting the issuer, and the payment history, ratings and rating changes of the security.  For asset-backed debt securities, underlying collateral and expected future cash flows are also evaluated.

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

Contractual Maturities:  As of June 30, 2017, the contractual maturities of available-for-sale debt securities were as follows:

Eversource (Millions of Dollars)	Amortized Cost	Fair Value
Less than one year (1)	$53.0	$52.9
One to five years	52.6	53.4
Six to ten years	54.7	56.3
Greater than ten years	130.0	131.9
Total Debt Securities	$290.3	$294.5

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

Fair Value Measurements:  The following table presents the marketable securities recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

Eversource (Millions of Dollars)	As of June 30, 2017	As of December 31, 2016
Level 1:
Mutual Funds and Equities	$285.3	$274.0
Money Market Funds	29.7	54.8
Total Level 1	$315.0	$328.8
Level 2:
U.S. Government Issued Debt Securities (Agency and Treasury)	$53.9	$63.0
Corporate Debt Securities	67.8	41.1
Asset-Backed Debt Securities	18.6	18.5
Municipal Bonds	113.1	107.5
Other Fixed Income Securities	11.4	10.3
Total Level 2	$264.8	$240.4
Total Marketable Securities	$579.8	$569.2

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

6.    SHORT-TERM AND LONG-TERM DEBT

Commercial Paper Programs and Credit Agreements: Eversource parent has a $1.45 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt.  As of June 30, 2017 and December 31, 2016, Eversource parent had $937.5 million and approximately $1.0 billion, respectively, in short-term borrowings outstanding under the Eversource parent commercial paper program, leaving $512.5 million and $428.0 million of available borrowing capacity as of June 30, 2017 and December 31, 2016, respectively. The weighted-average interest rate on these borrowings as of June 30, 2017 and December 31, 2016 was 1.34 percent and 0.88 percent, respectively. As of June 30, 2017, there were intercompany loans from Eversource parent of $101.1 million to CL&P, $194.1 million to PSNH, and $68.7 million to WMECO.  As of December 31, 2016, there were intercompany loans from Eversource parent of $80.1 million to CL&P, $160.9 million to PSNH and $51.0 million to WMECO.  Eversource parent, CL&P, PSNH, WMECO, NSTAR Gas and Yankee Gas are parties to a five-year $1.45 billion revolving credit facility. The revolving credit facility's termination date is September 4, 2021.  The revolving credit facility serves to backstop Eversource parent's $1.45 billion commercial paper program.  There were no borrowings outstanding on the revolving credit facility as of June 30, 2017 or December 31, 2016.

NSTAR Electric has a $450 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. As of June 30, 2017, NSTAR Electric had no short-term borrowings outstanding and as of December 31, 2016, NSTAR Electric had $126.5 million in short-term borrowings outstanding under its commercial paper program, leaving $450.0 million and $323.5 million of available borrowing capacity as of June 30, 2017 and December 31, 2016, respectively.  The weighted-average interest rate on these borrowings as of December 31, 2016 was 0.71 percent.  NSTAR Electric is a party to a five-year $450 million revolving credit facility. The revolving credit facility's termination date is September 4, 2021.  The revolving credit facility serves to backstop NSTAR Electric's $450 million commercial paper program.  There were no borrowings outstanding on the revolving credit facility as of June 30, 2017 or December 31, 2016.

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

In May 2017, NSTAR Electric issued $350 million of 3.20 percent Debentures due to mature in 2027. The proceeds, net of issuance costs, were used to repay short-term borrowings and fund capital expenditures and working capital.

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

7.    PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Eversource Service sponsors a defined benefit retirement plan ("Pension Plan") that covers eligible participants.  In addition to the Pension Plan, Eversource maintains non-qualified defined benefit retirement plans sponsored by Eversource Service ("SERP Plans"), which provide benefits in excess of Internal Revenue Code limitations to eligible participants.  Eversource Service also sponsors a defined benefit postretirement plan that provides life insurance and a health reimbursement arrangement created for the purpose of reimbursing retirees and dependents for health insurance premiums and certain medical expenses, to eligible participants that meet certain age and service eligibility requirements ("PBOP Plan").

In August 2016, the Company amended its PBOP Plan, which standardized separate benefit structures that existed within the plan and made other benefit changes. The remeasurement resulted in a prior service credit of $5.3 million and $10.7 million for the three and six months ended June 30, 2017, which was reflected as a reduction to net periodic benefit expense for PBOP benefits. The majority of this amount will be deferred for future refund to customers.

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

	Pension and SERP
Eversource	For the Three Months Ended		For the Six Months Ended
(Millions of Dollars)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Service Cost	$17.4	$18.7	$36.4	$37.9
Interest Cost	47.2	46.4	93.5	92.8
Expected Return on Pension Plan Assets	(83.5)	(79.5)	(167.0)	(159.1)
Actuarial Loss	33.9	31.3	67.5	63.0
Prior Service Cost	1.1	0.9	2.0	1.8
Total Net Periodic Benefit Expense	$16.1	$17.8	$32.4	$36.4
Capitalized Pension Expense	$5.5	$5.4	$10.9	$11.4

	PBOP
Eversource	For the Three Months Ended		For the Six Months Ended
(Millions of Dollars)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Service Cost	$2.4	$3.1	$4.7	$6.3
Interest Cost	6.3	9.4	13.5	19.0
Expected Return on Plan Assets	(16.0)	(15.7)	(31.9)	(31.5)
Actuarial Loss	2.5	0.9	4.6	2.1
Prior Service Credit	(5.3)	—	(10.7)	(0.1)
Total Net Periodic Benefit Income	$(10.1)	$(2.3)	$(19.8)	$(4.2)
Capitalized PBOP Income	$(4.9)	$(1.0)	$(9.5)	$(1.9)

	Pension and SERP
	For the Three Months Ended June 30, 2017				For the Three Months Ended June 30, 2016
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	NSTAR Electric	PSNH	WMECO
Service Cost	$4.6	$3.1	$2.4	$0.7	$4.6	$3.3	$2.5	$0.8
Interest Cost	10.5	8.6	5.3	2.1	10.2	8.5	5.1	2.1
Expected Return on Pension Plan Assets	(17.8)	(17.5)	(10.0)	(4.4)	(18.0)	(16.9)	(9.6)	(4.4)
Actuarial Loss	6.8	8.9	3.0	1.5	6.3	8.7	2.6	1.3
Prior Service Cost	0.4	0.1	0.1	0.1	0.4	—	0.1	0.1
Total Net Periodic Benefit Expense/(Income)	$4.5	$3.2	$0.8	$—	$3.5	$3.6	$0.7	$(0.1)
Intercompany Allocations	$2.4	$1.8	$0.8	$0.5	$3.5	$2.2	$1.0	$0.6
Capitalized Pension Expense	$2.4	$1.9	$0.4	$0.1	$2.2	$2.0	$0.4	$0.1

	Pension and SERP
	For the Six Months Ended June 30, 2017				For the Six Months Ended June 30, 2016
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	NSTAR Electric	PSNH	WMECO
Service Cost	$9.3	$6.3	$4.9	$1.5	$9.6	$6.7	$5.0	$1.6
Interest Cost	20.9	17.0	10.5	4.2	21.0	16.8	10.3	4.2
Expected Return on Pension Plan Assets	(36.0)	(35.1)	(19.9)	(8.9)	(36.2)	(33.8)	(19.3)	(8.8)
Actuarial Loss	13.9	17.5	5.8	3.0	13.0	17.0	4.9	2.8
Prior Service Cost	0.7	0.2	0.2	0.2	0.8	—	0.2	0.2
Total Net Periodic Benefit Expense	$8.8	$5.9	$1.5	$—	$8.2	$6.7	$1.1	$—
Intercompany Allocations	$5.0	$3.7	$1.7	$0.9	$6.8	$4.5	$2.0	$1.2
Capitalized Pension Expense	$4.9	$3.5	$0.7	$0.2	$4.9	$3.7	$0.7	$0.2

	PBOP
	For the Three Months Ended June 30, 2017				For the Three Months Ended June 30, 2016
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	NSTAR Electric	PSNH	WMECO
Service Cost	$0.5	$0.3	$0.3	$0.1	$0.4	$1.0	$0.3	$0.1
Interest Cost	1.2	1.7	0.7	0.3	1.3	3.8	0.7	0.3
Expected Return on Plan Assets	(2.4)	(6.6)	(1.3)	(0.6)	(2.5)	(6.4)	(1.4)	(0.6)
Actuarial Loss	0.3	0.8	0.2	—	0.3	0.3	0.1	—
Prior Service Cost/(Credit)	0.3	(4.3)	0.1	—	—	—	—	—
Total Net Periodic Benefit Income	$(0.1)	$(8.1)	$—	$(0.2)	$(0.5)	$(1.3)	$(0.3)	$(0.2)
Intercompany Allocations	$(0.1)	$(0.2)	$(0.1)	$—	$0.2	$0.1	$—	$—
Capitalized PBOP Income	$(0.1)	$(4.1)	$—	$(0.1)	$(0.2)	$(0.6)	$(0.1)	$(0.1)

	PBOP
	For the Six Months Ended June 30, 2017				For the Six Months Ended June 30, 2016
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	NSTAR Electric	PSNH	WMECO
Service Cost	$0.9	$0.7	$0.6	$0.2	$0.9	$1.8	$0.6	$0.2
Interest Cost	2.7	3.8	1.5	0.5	2.7	7.8	1.5	0.5
Expected Return on Plan Assets	(4.8)	(13.2)	(2.7)	(1.1)	(5.1)	(12.7)	(2.8)	(1.1)
Actuarial Loss	0.5	1.7	0.3	—	0.5	0.5	0.2	—
Prior Service Cost/(Credit)	0.5	(8.6)	0.3	0.1	—	—	—	—
Total Net Periodic Benefit Income	$(0.2)	$(15.6)	$—	$(0.3)	$(1.0)	$(2.6)	$(0.5)	$(0.4)
Intercompany Allocations	$(0.4)	$(0.5)	$(0.2)	$(0.1)	$0.3	$0.1	$—	$0.1
Capitalized PBOP Income	$(0.2)	$(7.9)	$—	$(0.2)	$(0.5)	$(1.1)	$(0.1)	$(0.2)

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

The number of environmental sites and related reserves for which remediation or long-term monitoring, preliminary site work or site assessment is being performed are as follows:

	As of June 30, 2017		As of December 31, 2016
	Number of Sites	Reserve (in millions)	Number of Sites	Reserve (in millions)
Eversource	58	$57.7	61	$65.8
CL&P	14	5.1	14	4.9
NSTAR Electric	11	2.2	13	3.2
PSNH	11	5.7	11	5.3
WMECO	4	0.7	4	0.6

Included in the Eversource number of sites and reserve amounts above are former MGP sites that were operated several decades ago and manufactured gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment, for which Eversource may have potential liability.  The reserve balances related to these former MGP sites were $51.7 million and $59.0 million as of June 30, 2017 and December 31, 2016, respectively, and related primarily to the natural gas business segment. The reduction in the reserve balance at the MGP sites was primarily due to a change in cost estimates at one site where actual contamination was less than originally estimated.

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
The following table summarizes Eversource parent's exposure to guarantees and indemnifications of its subsidiaries to external parties, as of June 30, 2017:

Company	Description	Maximum Exposure (in millions)	Expiration Dates
On behalf of subsidiaries:
Eversource Gas Transmission LLC	Access Northeast Project Capital Contributions Guaranty (1)	$185.1	2021
Various	Surety Bonds (2)	40.1	2017 - 2018
Eversource Service and Rocky River Realty Company	Lease Payments for Vehicles and Real Estate	8.5	2019 - 2024

(1)
Eversource parent issued a declining balance guaranty on behalf of its subsidiary, Eversource Gas Transmission LLC, to guarantee the payment of the subsidiary's capital contributions for its investment in the Access Northeast project. The guaranty decreases as capital contributions are made. The guaranty will expire upon the earlier of the full performance of the guaranteed obligations or December 31, 2021.

(2)
Surety bond expiration dates reflect termination dates, the majority of which will be renewed or extended.  Certain surety bonds contain credit ratings triggers that would require Eversource parent to post collateral in the event that the unsecured debt credit ratings of Eversource parent are downgraded.

C.    FERC ROE Complaints
Four separate complaints have been filed at the FERC by combinations of New England state attorneys general, state regulatory commissions, consumer advocates, consumer groups, municipal parties and other parties (collectively the "Complainants"). In each of the first three complaints, the Complainants challenged the NETOs' base ROE of 11.14 percent that had been utilized since 2005 and sought an order to reduce it prospectively from the date of the final FERC order and for the separate 15-month complaint periods. In the fourth complaint, filed April 29, 2016, the Complainants challenged the NETOs' base ROE of 10.57 percent and the maximum ROE for transmission incentive ("incentive cap") of 11.74 percent, asserting that these ROEs were unjust and unreasonable.

In response to appeals of the FERC decision in the first complaint filed by the NETOs and the Complainants, the U.S. Court of Appeals for the D.C. Circuit (the "Court") issued a decision on April 14, 2017 vacating and remanding the FERC's decision. The Court found that the FERC failed to make an explicit finding that the 11.14 percent base ROE was unjust and unreasonable, as required under Section 206 of the Federal Power Act, before it set a new base ROE. The Court also found that the FERC did not provide a rational connection between the record evidence and its decision to select the midpoint of the upper half of the zone of reasonableness for the new base ROE.

On May 26, 2017, the Chief Administrative Law Judge ("ALJ") issued an order that the fourth complaint will continue to trial in December 2017 with an ALJ initial decision expected in March of 2018.

A summary of the four separate complaints and the base ROEs pertinent to those complaints are as follows:

Complaint	15-Month Time Period of Complaint (Beginning as of Complaint Filing Date)	Original Base ROE Authorized by FERC at Time of Complaint Filing Date (1)	Base ROE Subsequently Authorized by FERC for First Complaint Period and also Effective from October 16, 2014 through April 14, 2017 (1)	Reserve (Pre-Tax and Excluding Interest) as of June 30, 2017 (in millions)		FERC ALJ Recommendation of Base ROE on Second and Third Complaints (Issued March 22, 2016)
First	10/1/2011 - 12/31/2012	11.14%	10.57%	$—	(2)	N/A
Second	12/27/2012 - 3/26/2014	11.14%	N/A	39.1	(3)	9.59%
Third	7/31/2014 - 10/30/2015	11.14%	10.57%	—		10.90%
Fourth	4/29/2016 - 7/28/2017	10.57%	10.57%	—		N/A

(1) The billed ROE (base plus incentives) between October 1, 2011 and October 15, 2014 was within a range of 11.14 percent to 13.1 percent. On October 16, 2014, the FERC set the incentive cap at 11.74 percent for the first complaint period and also effective from October 16, 2014 through April 14, 2017, at which time the Court vacated this FERC order.

(2) CL&P, NSTAR Electric, PSNH and WMECO have refunded all amounts associated with the first complaint period, totaling $38.9 million (pre-tax and excluding interest) at Eversource (including $22.4 million at CL&P, $8.4 million at NSTAR Electric, $2.8 million at PSNH, and $5.3 million at WMECO), reflecting both the base ROE and incentive cap prescribed by the FERC order.

(3) The reserve represents the difference between the ROEs billed during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve was $21.4 million for CL&P, $8.5 million for NSTAR Electric, $3.1 million for PSNH, and $6.1 million for WMECO as of June 30, 2017.

On June 5, 2017, the NETOs, including Eversource, submitted a filing at the FERC to reinstate the base ROE of 11.14 percent with an associated ROE incentive cap of 13.5 percent effective June 8, 2017, as these were the last ROEs lawfully in effect for transmission billing purposes prior to the FERC order vacated by the Court on April 14, 2017. The NETOs have voluntarily delayed the date on which they will begin billing the reinstated ROEs until 60 days after the FERC has a quorum again. If the FERC takes no action within that 60-day period, the NETOs will begin billing the reinstated ROEs, subject to refund. The Company will continue to recognize transmission revenues as billed utilizing a base ROE of 10.57 percent with an incentive cap of 11.74 percent, until further FERC action or upon expiration of the 60-day period with no FERC action. The Company will change the amounts it is using to recognize transmission revenues only upon a change in the rates billed to its customers.

At this time, the Company cannot reasonably estimate a range of gain or loss for the complaint proceedings. The April 14, 2017 Court decision did not provide a reasonable basis for a change to the reserve balance of $39.1 million (pre-tax and excluding interest) for the second complaint period, and the Company has not changed its reserves or recognized ROEs for any of the complaint periods.

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

D.    Eversource and NSTAR Electric Boston Harbor Civil Action
On July 15, 2016, the United States Attorney on behalf of the United States Army Corps of Engineers filed a civil action in the United States District Court for the District of Massachusetts under provisions of the Rivers and Harbors Act of 1899 and the Clean Water Act against NSTAR Electric, Harbor Electric Energy Company, a wholly-owned subsidiary of NSTAR Electric ("HEEC"), and the Massachusetts Water Resources Authority (together with NSTAR Electric and HEEC, the "Defendants").  The action alleged that the Defendants failed to comply with certain permitting requirements related to the placement of the HEEC-owned electric distribution cable beneath Boston Harbor.  The action sought an order to force HEEC to comply with cable depth requirements in the United States Army Corps of Engineers' permit or alternatively to remove the electric distribution cable and cease unauthorized work in U.S. waterways.  The action also sought civil penalties and other costs.

After substantial negotiations, the parties reached a settlement whereby HEEC will install a new 115kV distribution cable across Boston Harbor to Deer Island, utilizing a different route, and will remove portions of the existing cable. Upon the installation and completion of the new cable and the removal of the portions of the existing cable, all issues surrounding the current permit from the United States Army Corps of Engineers are expected to be resolved, and such litigation is expected to be dismissed with prejudice.

In the second quarter of 2017, as a result of the settlement, NSTAR Electric expensed $4.9 million (pre-tax) of previously incurred capitalized costs associated with engineering work performed on the existing cable that will no longer be used. In addition, NSTAR Electric agreed to provide a rate base credit of $17.5 million that will be credited to the rates charged to the Massachusetts Water Resources Authority for the new cable. This negotiated credit will result in the initial $17.5 million of construction costs on the new cable to be expensed as incurred. Construction of the new cable will be completed in 2019.

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

On July 1, 2016, the NHPUC approved the Agreement in an order that, among other things, instructed PSNH to begin the process of divesting its generation assets.  The NHPUC selected an auction adviser to assist with the divestiture, and the final plan and auction process were approved by the NHPUC in November 2016.  An intervening appeal alleging that the auction process and schedule were unreasonable was rejected by the New Hampshire Supreme Court in February 2017. In late March 2017, the formal divestiture process began. The Company expects the transaction to be approved by the end of 2017.

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

As of June 30, 2017, PSNH's generation assets were as follows:

(Millions of Dollars)
Gross Plant	$1,183.3
Accumulated Depreciation	(564.1)
Net Plant	619.2
Fuel	94.6
Materials and Supplies	36.3
Emission Allowances	19.5
Total Generation Assets	$769.6

As of June 30, 2017, current and long-term liabilities associated with PSNH's generation assets included Accounts Payable of $30.2 million, Other Current Liabilities of $17.6 million, AROs of $20.6 million, and Accrued Pension, SERP and PBOP of $23.9 million.

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

	As of June 30, 2017		As of December 31, 2016
Eversource (Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$158.4	$155.6	$158.3
Long-Term Debt	10,382.9	10,935.8	9,603.2	9,980.5

	CL&P		NSTAR Electric		PSNH		WMECO
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of June 30, 2017:
Preferred Stock Not Subject to Mandatory Redemption	$116.2	$115.0	$43.0	$43.4	$—	$—	$—	$—
Long-Term Debt	2,913.5	3,247.3	2,425.9	2,605.9	1,072.3	1,122.3	566.3	602.8

As of December 31, 2016:
Preferred Stock Not Subject to Mandatory Redemption	$116.2	$114.7	$43.0	$43.6	$—	$—	$—	$—
Long-Term Debt	2,766.0	3,049.6	2,078.1	2,201.6	1,072.0	1,109.7	566.5	589.0

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

11.    ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in accumulated other comprehensive income/(loss) by component, net of tax, is as follows:

	For the Six Months Ended June 30, 2017				For the Six Months Ended June 30, 2016
	Qualified	Unrealized			Qualified	Unrealized
	Cash Flow	Gains			Cash Flow	Gains/(Losses)
Eversource (Millions of Dollars)	Hedging	on Marketable	Defined		Hedging	on Marketable	Defined
	Instruments	Securities	Benefit Plans	Total	Instruments	Securities	Benefit Plans	Total
Balance as of Beginning of Period	$(8.2)	$0.4	$(57.5)	$(65.3)	$(10.3)	$(1.9)	$(54.6)	$(66.8)

OCI Before Reclassifications	—	2.6	(3.5)	(0.9)	—	1.3	(2.6)	(1.3)
Amounts Reclassified from AOCL	1.1	—	2.2	3.3	1.1	—	1.6	2.7
Net OCI	1.1	2.6	(1.3)	2.4	1.1	1.3	(1.0)	1.4
Balance as of End of Period	$(7.1)	$3.0	$(58.8)	$(62.9)	$(9.2)	$(0.6)	$(55.6)	$(65.4)

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

12.    COMMON SHARES

The following table sets forth the Eversource parent common shares and the shares of common stock of CL&P, NSTAR Electric, PSNH and WMECO that were authorized and issued, as well as the respective per share par values:

	Shares
		Authorized as of June 30, 2017 and	Issued as of
	Par Value	December 31, 2016	June 30, 2017	December 31, 2016
Eversource	$5	380,000,000	333,878,402	333,878,402
CL&P	$10	24,500,000	6,035,205	6,035,205
NSTAR Electric	$1	100,000,000	100	100
PSNH	$1	100,000,000	301	301
WMECO	$25	1,072,471	434,653	434,653

As of both June 30, 2017 and December 31, 2016, there were 16,992,594 Eversource common shares held as treasury shares.  As of both June 30, 2017 and December 31, 2016, Eversource common shares outstanding were 316,885,808.

13.    COMMON SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

Dividends on the preferred stock of CL&P and NSTAR Electric totaled $1.9 million for both of the three months ended June 30, 2017 and 2016, and $3.8 million for both of the six months ended June 30, 2017 and 2016. These dividends were presented as Net Income Attributable to Noncontrolling Interests on the Eversource statements of income.  Noncontrolling Interest – Preferred Stock of Subsidiaries on the Eversource balance sheets totaled $155.6 million as of June 30, 2017 and December 31, 2016. On the Eversource balance sheets, Common Shareholders' Equity was fully attributable to the parent and Noncontrolling Interest – Preferred Stock of Subsidiaries was fully attributable to the noncontrolling interest.

14.    EARNINGS PER SHARE

Basic EPS is computed based upon the weighted average number of common shares outstanding during each period.  Diluted EPS is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect of certain share-based compensation awards as if they were converted into common shares.  The dilutive effect of unvested RSU and performance share awards and unexercised stock options is calculated using the treasury stock method.  RSU and performance share awards are included in basic weighted average common shares outstanding as of the date that all necessary vesting conditions have been satisfied.  For the three and six months ended June 30, 2017 and 2016, there were no antidilutive share awards excluded from the computation of diluted EPS.

The following table sets forth the components of basic and diluted EPS:

Eversource (Millions of Dollars, except share information)	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net Income Attributable to Common Shareholders	$230.7	$203.6	$490.2	$447.8
Weighted Average Common Shares Outstanding:
Basic	317,391,365	317,785,495	317,427,258	317,651,319
Dilutive Effect	555,829	691,204	608,606	827,557
Diluted	317,947,194	318,476,699	318,035,864	318,478,876
Basic and Diluted EPS	$0.72	$0.64	$1.54	$1.41

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

The remainder of Eversource's operations is presented as Other in the tables below and primarily consists of 1) the equity in earnings of Eversource parent from its subsidiaries and intercompany interest income, both of which are eliminated in consolidation, and interest expense related to the debt of Eversource parent, 2) the revenues and expenses of Eversource Service, most of which are eliminated in consolidation, 3) the operations of CYAPC and YAEC, and 4) the results of other unregulated subsidiaries, which are not part of its core business. In addition, Other in the tables below includes Eversource parent's equity ownership interests in certain natural gas pipeline projects owned by Enbridge, Inc., the Bay State Wind project, a renewable energy investment fund, and two companies that transmit hydroelectricity imported from the Hydro-Quebec system in Canada. In the ordinary course of business, Yankee Gas and NSTAR Gas purchase natural gas transmission services from the Enbridge, Inc. natural gas pipeline projects described above. These affiliate transaction costs total approximately $62.5 million annually and are classified as Purchased Power, Fuel and Transmission on the Eversource statements of income.

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

Eversource's segment information is as follows:

	For the Three Months Ended June 30, 2017
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Other	Eliminations	Total
Operating Revenues	$1,275.9	$186.0	$324.6	$217.0	$(240.7)	$1,762.8
Depreciation and Amortization	(105.4)	(17.9)	(51.4)	(7.9)	0.5	(182.1)
Other Operating Expenses	(925.3)	(150.0)	(94.9)	(195.9)	241.1	(1,125.0)
Operating Income	245.2	18.1	178.3	13.2	0.9	455.7
Interest Expense	(49.4)	(10.9)	(28.9)	(21.6)	3.5	(107.3)
Other Income, Net	2.5	0.1	6.8	257.6	(245.5)	21.5
Net Income Attributable to Common Shareholders	$121.9	$4.5	$96.4	$249.0	$(241.1)	$230.7

	For the Six Months Ended June 30, 2017
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Other	Eliminations	Total
Operating Revenues	$2,677.0	$589.6	$641.5	$453.4	$(493.6)	$3,867.9
Depreciation and Amortization	(235.2)	(39.6)	(102.0)	(17.2)	1.1	(392.9)
Other Operating Expenses	(1,967.3)	(439.6)	(184.8)	(412.5)	493.9	(2,510.3)
Operating Income	474.5	110.4	354.7	23.7	1.4	964.7
Interest Expense	(97.6)	(21.5)	(57.0)	(41.3)	6.6	(210.8)
Other Income, Net	7.4	0.4	11.7	586.5	(570.9)	35.1
Net Income Attributable to Common Shareholders	$236.0	$55.3	$190.6	$571.2	$(562.9)	$490.2
Cash Flows Used for Investments in Plant	$515.0	$139.7	$415.6	$76.7	$—	$1,147.0

	For the Three Months Ended June 30, 2016
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Other	Eliminations	Total
Operating Revenues	$1,303.1	$180.4	$302.5	$211.1	$(229.9)	$1,767.2
Depreciation and Amortization	(98.4)	(16.8)	(45.6)	(7.5)	0.5	(167.8)
Other Operating Expenses	(994.4)	(141.1)	(82.5)	(188.1)	230.1	(1,176.0)
Operating Income	210.3	22.5	174.4	15.5	0.7	423.4
Interest Expense	(47.6)	(10.4)	(27.4)	(16.6)	1.5	(100.5)
Other Income, Net	6.3	0.1	5.3	219.0	(222.6)	8.1
Net Income Attributable to Common Shareholders	$102.8	$8.0	$92.5	$220.7	$(220.4)	$203.6

	For the Six Months Ended June 30, 2016
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Other	Eliminations	Total
Operating Revenues	$2,739.2	$523.0	$585.8	$425.3	$(450.5)	$3,822.8
Depreciation and Amortization	(226.1)	(32.7)	(90.7)	(14.4)	1.1	(362.8)
Other Operating Expenses	(2,083.3)	(374.5)	(155.5)	(385.4)	450.7	(2,548.0)
Operating Income	429.8	115.8	339.6	25.5	1.3	912.0
Interest Expense	(95.6)	(20.5)	(55.3)	(30.7)	3.4	(198.7)
Other Income/(Loss), Net	6.3	(0.2)	7.9	524.4	(528.4)	10.0
Net Income Attributable to Common Shareholders	$211.3	$58.9	$178.2	$523.1	$(523.7)	$447.8
Cash Flows Used for Investments in Plant	$362.0	$105.0	$349.1	$53.1	$—	$869.2

The following table summarizes Eversource's segmented total assets:

Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Other	Eliminations	Total
As of June 30, 2017	$18,663.7	$3,337.0	$9,003.4	$14,657.1	$(13,002.4)	$32,658.8
As of December 31, 2016	18,367.5	3,303.8	8,751.5	14,493.1	(12,862.7)	32,053.2

EVERSOURCE ENERGY AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related combined notes included in this combined Quarterly Report on Form 10-Q, the combined quarterly report on Form 10-Q for the quarter ended March 31, 2017, as well as the Eversource 2016 Form 10-K.  References in this combined Quarterly Report on Form 10-Q to "Eversource," the "Company," "we," "us," and "our" refer to Eversource Energy and its consolidated subsidiaries.  All per-share amounts are reported on a diluted basis.  The unaudited condensed consolidated financial statements of Eversource, NSTAR Electric and PSNH and the unaudited condensed financial statements of CL&P and WMECO are herein collectively referred to as the "financial statements."

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

From time to time, we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, assumptions of future events, future financial performance or growth and other statements that are not historical facts.  These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  You can generally identify our forward-looking statements through the use of words or phrases such as "estimate," "expect," "anticipate," "intend," "plan," "project," "believe," "forecast," "should," "could," and other similar expressions.  Forward-looking statements are based on the current expectations, estimates, assumptions or projections of management and are not guarantees of future performance.  These expectations, estimates, assumptions or projections may vary materially from actual results.  Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause our actual results to differ materially from those contained in our forward-looking statements, including, but not limited to:

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

Financial Condition and Business Analysis

Executive Summary

The following items in this executive summary are explained in more detail in this combined Quarterly Report on Form 10-Q:

Results:

•
We earned $230.7 million, or $0.72 per share, in the second quarter of 2017, and $490.2 million, or $1.54 per share, in the first half of 2017, compared with $203.6 million, or $0.64 per share, in the second quarter of 2016, and $447.8 million, or $1.41 per share, in the first half of 2016.

•
Our electric distribution segment, which includes generation, earned $121.9 million, or $0.38 per share, in the second quarter of 2017, and $236.0 million, or $0.74 per share, in the first half of 2017, compared with $102.8 million, or $0.32 per share, in the second quarter of 2016, and $211.3 million, or $0.66 per share, in the first half of 2016.

•
Our electric transmission segment earned $96.4 million, or $0.30 per share, in the second quarter of 2017, and $190.6 million, or $0.60 per share, in the first half of 2017, compared with $92.5 million, or $0.29 per share, in the second quarter of 2016, and $178.2 million, or $0.56 per share, in the first half of 2016.

•
Our natural gas distribution segment earned $4.5 million, or $0.01 per share, in the second quarter of 2017, and $55.3 million, or $0.17 per share, in the first half of 2017, compared with $8.0 million, or $0.03 per share, in the second quarter of 2016, and $58.9 million, or $0.19 per share, in the first half of 2016.

•
Eversource parent and other companies earned $7.9 million in the second quarter of 2017 and $8.3 million in the first half of 2017, compared with earnings of $0.3 million in the second quarter of 2016 and a net loss of $0.6 million in the first half of 2016.

Liquidity:

•
Cash flows provided by operating activities totaled $908.0 million in the first half of 2017, compared with $978.4 million in the first half of 2016.  Investments in property, plant and equipment totaled $1.1 billion in the first half of 2017, compared with $869.2 million in the first half of 2016.  Cash and cash equivalents totaled $24.6 million as of June 30, 2017, compared with $30.3 million as of December 31, 2016.

•
In May 2017, NSTAR Electric issued $350 million of 3.20 percent Debentures, due to mature in 2027. The proceeds, net of issuance costs, were used to repay short-term borrowings and fund capital expenditures and working capital.

•	On May 3, 2017, our Board of Trustees approved a common share dividend payment of $0.475 per share, which was paid on June 30, 2017 to shareholders of record as of May 31, 2017.

Strategic, Legislative, Regulatory, Policy and Other Items:

•
On June 2, 2017, Eversource announced that it had entered into an agreement to acquire Aquarion Water Company ("Aquarion") from Macquarie Infrastructure Partners for $1.675 billion, consisting of approximately $880 million in cash and $795 million of assumed debt. On June 29, 2017, Eversource and Aquarion filed joint applications with regulators in Connecticut, Massachusetts, New Hampshire and Maine requesting approval of the transaction. The transaction is expected to close by December 31, 2017.

•
NSTAR Electric and Massachusetts Water Resource Authority have been parties to a civil action brought by the United States Attorney on behalf of the United States Army Corps of Engineers, alleging that they failed to comply with certain permitting requirements related to the placement of an electric distribution cable beneath Boston Harbor. After substantial negotiations, the parties reached a settlement whereby a new 115kV distribution cable will be installed across Boston Harbor, utilizing a different route, and the litigation is expected to be dismissed with prejudice. In the second quarter of 2017, as a result of the settlement, NSTAR Electric expensed $4.9 million (pre-tax) of previously incurred capitalized costs associated with engineering work performed on the existing cable that will no longer be used.

•
On July 27, 2017, Eversource Energy Transmission Ventures, Inc. and HQ jointly submitted proposals for Northern Pass into the Massachusetts clean energy RFP. Northern Pass is expected to be placed in service in the second half of 2020.

•
On April 14, 2017, pursuant to appeals the NETOs and Complainants filed on the first FERC ROE complaint decision, the U.S. Court of Appeals for the D.C. Circuit issued a decision vacating and remanding the FERC's decision. On June 5, 2017, the NETOs, including Eversource, submitted a filing at the FERC to reinstate the base ROE of 11.14 percent with an associated ROE incentive cap of 13.5 percent effective June 8, 2017, as these were the last ROEs lawfully in effect for transmission billing purposes prior to the FERC order vacated by the Court on April 14, 2017. The NETOs have voluntarily delayed the date on which they will begin billing the reinstated ROEs until 60 days after the FERC has a quorum again. If the FERC takes no action within that 60-day period, the NETOs will begin billing the reinstated ROEs, subject to refund.

Overview

Consolidated:  Below is a summary of our earnings by business, which also reconciles the non-GAAP financial measure of EPS by business to the most directly comparable GAAP measure of diluted EPS, for the second quarter and the first half of 2017 and 2016.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017		2016		2017		2016
(Millions of Dollars, Except Per-Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income Attributable to Common Shareholders (GAAP)	$230.7	$0.72	$203.6	$0.64	$490.2	$1.54	$447.8	$1.41
Regulated Companies	$222.8	$0.69	$203.3	$0.64	$481.9	$1.51	$448.4	$1.41
Eversource Parent and Other Companies	7.9	0.03	0.3	—	8.3	0.03	(0.6)	—
Net Income Attributable to Common Shareholders (GAAP)	$230.7	$0.72	$203.6	$0.64	$490.2	$1.54	$447.8	$1.41

Regulated Companies:  Our Regulated companies consist of the electric distribution, electric transmission, and natural gas distribution segments. Generation activities of PSNH and WMECO are included in our electric distribution segment.  A summary of our segment earnings and EPS for the second quarter and the first half of 2017 and 2016 is as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017		2016		2017		2016
(Millions of Dollars, Except Per-Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Electric Distribution	$121.9	$0.38	$102.8	$0.32	$236.0	$0.74	$211.3	$0.66
Electric Transmission	96.4	0.30	92.5	0.29	190.6	0.60	178.2	0.56
Natural Gas Distribution	4.5	0.01	8.0	0.03	55.3	0.17	58.9	0.19
Net Income - Regulated Companies	$222.8	$0.69	$203.3	$0.64	$481.9	$1.51	$448.4	$1.41

Our electric distribution segment earnings increased $19.1 million in the second quarter of 2017, as compared to the second quarter of 2016, due primarily to lower operations and maintenance expense and higher distribution revenues as a result of higher LBR and higher demand revenues driven by heat waves during the second quarter of 2017 at NSTAR Electric, partially offset by higher depreciation expense.

Our electric distribution segment earnings increased $24.7 million in the first half of 2017, as compared to the first half of 2016, due primarily to higher distribution revenues as a result of higher LBR and higher demand revenues driven by heat waves during the second quarter of 2017 at NSTAR Electric and lower operations and maintenance expense, partially offset by higher depreciation expense and lower generation earnings.

Our electric transmission segment earnings increased $3.9 million and $12.4 million in the second quarter and first half of 2017, respectively, as compared to the second quarter and first half of 2016, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure, partially offset by a lower benefit related to the annual billing and cost reconciliation filing with the FERC.

Our natural gas distribution segment earnings decreased $3.5 million in the second quarter of 2017, as compared to the second quarter of 2016, due primarily to lower firm natural gas sales volumes driven by warmer weather in Connecticut in the spring of 2017, as compared to the same period in 2016, lower demand revenues in Connecticut driven by lower peak usage in 2017, as compared to 2016, higher operations and maintenance expense, and higher depreciation expense.

Our natural gas distribution segment earnings decreased $3.6 million in the first half of 2017, as compared to the first half of 2016, due primarily to higher operations and maintenance expense, higher depreciation expense, and lower demand revenues in Connecticut driven by lower peak usage in 2017, as compared to 2016.

Eversource Parent and Other Companies:  Eversource parent and other companies had earnings of $7.9 million in the second quarter of 2017 and $8.3 million in the first half of 2017, compared with earnings of $0.3 million in the second quarter of 2016 and a net loss of $0.6 million in the first half of 2016.  The improved results were largely due to equity in earnings recorded in the second quarter of 2017 primarily related to Eversource's investment in a renewable energy fund.

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

Fluctuations in natural gas sales volumes in Connecticut impact earnings ("Traditional" in the table below). In Massachusetts, fluctuations in natural gas sales volumes do not impact earnings due to the DPU-approved natural gas distribution revenue decoupling mechanism approved in the last rate case decision ("Decoupled" in the table below).  These distribution revenues are decoupled from their customer sales volumes which breaks the relationship between sales volumes and revenues recognized.

A summary of our retail electric GWh sales volumes and our firm natural gas MMcf sales volumes, as well as percentage changes, is as follows:

	For the Three Months Ended June 30, 2017 Compared to 2016			For the Six Months Ended June 30, 2017 Compared to 2016
	Sales Volumes (GWh)		Percentage	Sales Volumes (GWh)		Percentage
Electric	2017	2016	Increase/(Decrease)	2017	2016	Increase/(Decrease)
Traditional:
Residential	2,108	2,092	0.8%	4,543	4,497	1.0%
Commercial	3,827	3,861	(0.9)%	7,767	7,852	(1.1)%
Industrial	589	652	(9.7)%	1,185	1,252	(5.4)%
Total – Traditional	6,524	6,605	(1.2)%	13,495	13,601	(0.8)%

Decoupled:
Residential	2,374	2,410	(1.5)%	5,362	5,353	0.2%
Commercial	2,564	2,658	(3.5)%	5,154	5,275	(2.3)%
Industrial	702	730	(3.8)%	1,324	1,394	(5.0)%
Total – Decoupled	5,640	5,798	(2.7)%	11,840	12,022	(1.5)%
Total Sales Volumes	12,164	12,403	(1.9)%	25,335	25,623	(1.1)%

	For the Three Months Ended June 30, 2017 Compared to 2016			For the Six Months Ended June 30, 2017 Compared to 2016
	Sales Volumes (MMcf)		Percentage	Sales Volumes (MMcf)		Percentage
Firm Natural Gas	2017	2016	Increase/(Decrease)	2017	2016	Increase/(Decrease)
Traditional:
Residential	2,009	2,511	(20.0)%	9,102	9,153	(0.6)%
Commercial	3,541	3,538	0.1%	11,950	11,514	3.8%
Industrial	2,228	2,266	(1.7)%	5,631	5,633	—%
Total – Traditional	7,778	8,315	(6.5)%	26,683	26,300	1.5%

Decoupled:
Residential	3,164	3,231	(2.1)%	13,349	12,540	6.5%
Commercial	3,628	3,884	(6.6)%	12,758	12,872	(0.9)%
Industrial	1,314	1,319	(0.4)%	3,023	3,173	(4.7)%
Total – Decoupled	8,106	8,434	(3.9)%	29,130	28,585	1.9%
Special Contracts (1)	1,132	1,087	4.1%	2,349	2,299	2.2%
Total – Decoupled and Special Contracts	9,238	9,521	(3.0)%	31,479	30,884	1.9%
Total Sales Volumes	17,016	17,836	(4.6)%	58,162	57,184	1.7%

(1)
Special contracts are unique to the natural gas distribution customers who take service under such an arrangement and generally specify the amount of distribution revenue to be paid to Yankee Gas regardless of the customers' usage.

For the second quarter and first half of 2017, retail electric sales volumes at our electric utilities with a traditional rate structure (NSTAR Electric and PSNH) were lower, as compared to the second quarter and first half of 2016. Sales volumes were negatively impacted by lower customer usage driven by the impact of increased customer energy conservation efforts, partially offset by improved economic conditions across our service territories.

On January 28, 2016, Eversource received approval of a three-year energy efficiency plan in Massachusetts, which includes recovery of LBR at NSTAR Electric until it is operating under a decoupled rate structure.  NSTAR Electric earns LBR related to reductions in sales volume as a result of successful energy efficiency programs.  LBR is recovered from retail customers through current rates.  NSTAR Electric recognized LBR of

$18.7 million and $35.9 million in the second quarter and first half of 2017, respectively, compared to $13.8 million and $26.8 million in the second quarter and first half of 2016, respectively.

Our firm natural gas sales volumes are subject to many of the same influences as our retail electric sales volumes. In addition, they have benefited from customer growth in both of our natural gas distribution companies.  In the second quarter of 2017, our consolidated firm natural gas sales volumes were lower, as compared to the second quarter of 2016, due primarily to warmer weather in the spring of 2017 and increased customer energy conservation efforts, partially offset by customer growth.  Heating degree days for the second quarter of 2017 were 7.4 percent lower in Connecticut, as compared to the same period in 2016.

Consolidated firm natural gas sales volumes were higher in the first half of 2017, as compared to the first half of 2016, due primarily to improved economic conditions across our service territories and customer growth, partially offset by increased customer energy conservation efforts. The impact of colder weather in the first quarter of 2017 was offset by warmer weather in the second quarter of 2017, as compared to the same periods in 2016, which resulted in an overall slight increase to sales. Heating degree days for the first half of 2017 were 1.6 percent higher in Connecticut, as compared to the same period in 2016.

Liquidity

Consolidated:  Cash and cash equivalents totaled $24.6 million as of June 30, 2017, compared with $30.3 million as of December 31, 2016.

Long-Term Debt Issuances: In May 2017, NSTAR Electric issued $350 million of 3.20 percent Debentures, due to mature in 2027. The proceeds, net of issuance costs, were used to repay short-term borrowings and fund capital expenditures and working capital.

Commercial Paper Programs and Credit Agreements: Eversource parent has a $1.45 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt.  As of June 30, 2017 and December 31, 2016, Eversource parent had $937.5 million and approximately $1.0 billion, respectively, in short-term borrowings outstanding under the Eversource parent commercial paper program, leaving $512.5 million and $428.0 million of available borrowing capacity as of June 30, 2017 and December 31, 2016, respectively. The weighted-average interest rate on these borrowings as of June 30, 2017 and December 31, 2016 was 1.34 percent and 0.88 percent, respectively. As of June 30, 2017, there were intercompany loans from Eversource parent of $101.1 million to CL&P, $194.1 million to PSNH, and $68.7 million to WMECO.  As of December 31, 2016, there were intercompany loans from Eversource parent of $80.1 million to CL&P, $160.9 million to PSNH and $51.0 million to WMECO.  Eversource parent, CL&P, PSNH, WMECO, NSTAR Gas and Yankee Gas are parties to a five-year $1.45 billion revolving credit facility. The revolving credit facility's termination date is September 4, 2021.  The revolving credit facility serves to backstop Eversource parent's $1.45 billion commercial paper program.  There were no borrowings outstanding on the revolving credit facility as of June 30, 2017 or December 31, 2016.

NSTAR Electric has a $450 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. As of June 30, 2017, NSTAR Electric had no short-term borrowings outstanding and as of December 31, 2016, NSTAR Electric had $126.5 million in short-term borrowings outstanding under its commercial paper program, leaving $450.0 million and $323.5 million of available borrowing capacity as of June 30, 2017 and December 31, 2016, respectively.  The weighted-average interest rate on these borrowings as of December 31, 2016 was 0.71 percent.  NSTAR Electric is a party to a five-year $450 million revolving credit facility. The revolving credit facility's termination date is September 4, 2021.  The revolving credit facility serves to backstop NSTAR Electric's $450 million commercial paper program.  There were no borrowings outstanding on the revolving credit facility as of June 30, 2017 or December 31, 2016.

Cash Flows:  Cash flows provided by operating activities totaled $908.0 million in the first half of 2017, compared with $978.4 million in the first half of 2016.  The decrease in operating cash flows was due primarily to $188.6 million in lower net income tax refunds as a result of the impact of the December 2015 legislation that extended tax bonus depreciation. That legislation extended the accelerated deduction of depreciation to businesses from 2015 to 2019, and also resulted in a refund of approximately $275 million we received in the first quarter of 2016. Additionally, there was an increase of $25.5 million in Pension Plan contributions made in the first half of 2017, as compared to the same period in 2016. Partially offsetting these unfavorable impacts was the timing of regulatory recoveries, which primarily related to customer billings in excess of purchased power costs, and the timing of collections on our accounts receivable.

On May 3, 2017, our Board of Trustees approved a common share dividend payment of $0.475 per share, which was paid on June 30, 2017 to shareholders of record as of May 31, 2017.

In the first half of 2017, CL&P, NSTAR Electric, PSNH, and WMECO paid $99.2 million, $93.0 million, $23.9 million, and $19.0 million, respectively, in common stock dividends to Eversource parent.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized portions of pension expense.  In the first half of 2017, investments for Eversource, CL&P, NSTAR Electric, PSNH, and WMECO were $1.1 billion, $419.9 million, $262.1 million, $155.7 million, and $76.4 million respectively.

Business Development and Capital Expenditures

Aquarion: On June 2, 2017, Eversource announced that it had entered into an agreement to acquire Aquarion from Macquarie Infrastructure Partners for $1.675 billion, consisting of approximately $880 million in cash and $795 million of assumed Aquarion debt. The transaction requires approval from PURA, the DPU, the NHPUC, the Maine PUC, and the Federal Communications Commission, and is also subject to a review under the Hart-Scott-Rodino Act. On June 29, 2017, Eversource and Aquarion filed joint applications with regulatory agencies in Connecticut, Massachusetts, New Hampshire and Maine requesting approval of the transaction. The transaction is expected to close by December 31, 2017.

Access Northeast: Access Northeast is a natural gas pipeline and storage project being developed jointly by Eversource, Enbridge, Inc. ("Enbridge") and National Grid plc ("National Grid"), through Algonquin Gas Transmission, LLC ("AGT"). This project is expected to enhance the Algonquin and Maritimes & Northeast pipeline systems using existing routes and is expected to include two new LNG storage tanks and liquefaction and vaporization facilities in Acushnet, Massachusetts that are currently expected to be connected to the Algonquin natural gas pipeline. Access Northeast is expected to be capable of delivering approximately 900 million cubic feet of additional natural gas per day to New England on peak demand days. Eversource and Enbridge each own a 40 percent interest in the project, with the remaining 20 percent interest owned by National Grid. The project is subject to FERC and other federal and state regulatory approvals. Its initial proposed configuration was expected to cost approximately $3 billion to construct, with Eversource Energy's investment share at approximately $1.2 billion. As of June 30, 2017, we have invested $31.1 million in this project.

On June 29, 2017, Enbridge, Eversource and National Grid withdrew the Access Northeast project from the FERC pre-filing process. Once the project partners determine how to address inconsistent energy policy and natural gas pipeline constraints in the New England states, they will re-engage in the FERC pre-file process. In the meantime, the final design, cost, and in-service date of Access Northeast will continue to be refined.

Bay State Wind: Bay State Wind is a proposed offshore wind project being jointly developed by Eversource and Denmark-based DONG Energy. Bay State Wind will be located in a 300-square-mile area approximately 15 to 25 miles south of Martha's Vineyard that has the ultimate potential to generate more than 2,000 MW of energy. Both Eversource and DONG Energy hold a 50 percent ownership interest in Bay State Wind. In August 2016, Massachusetts passed clean energy legislation that requires EDCs to jointly solicit RFPs and enter into long-term contracts for offshore wind, creating RFP opportunities for projects like Bay State Wind. On June 29, 2017, the Bureau of Ocean Energy Management ("BOEM") approved the project’s Site Assessment Plan ("SAP"), the first BOEM approval of an offshore wind SAP in the U.S.
On June 29, 2017, the Massachusetts RFP was issued, seeking bids for a minimum of 400 MW of offshore wind capacity. The RFP states that bids of up to 800 MW would be considered, provided they demonstrate significant net economic benefits to customers. Bay State Wind submitted a Notice of Intent to Bid on July 26, 2017 and will submit a proposal by the December 20, 2017 due date.

Consolidated Capital Expenditures: Our consolidated capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized portions of pension expense (all of which are non-cash factors), totaled $1.0 billion in the first half of 2017, compared to $905.0 million in the first half of 2016.  These amounts included $58.6 million and $58.0 million in the first half of 2017 and 2016, respectively, related to information technology and facilities upgrades and enhancements, primarily at Eversource Service and The Rocky River Realty Company.

Electric Transmission Business:

Our consolidated electric transmission business capital expenditures increased by $14.4 million in the first half of 2017, as compared to the first half of 2016.  A summary of electric transmission capital expenditures by company is as follows:

	For the Six Months Ended June 30,
(Millions of Dollars)	2017	2016
CL&P	$185.7	$140.9
NSTAR Electric	78.9	107.6
PSNH	50.6	50.4
WMECO	39.1	46.1
NPT	21.1	16.0
Total Electric Transmission Segment	$375.4	$361.0

Northern Pass:  Northern Pass is NPT's planned high-voltage direct-current ("HVDC") transmission line from the Québec-New Hampshire border to Franklin, New Hampshire and an associated alternating current radial transmission line between Franklin and Deerfield, New Hampshire.  Northern Pass will interconnect at the Québec-New Hampshire border with a planned HQ HVDC transmission line.   The DOE is expected to issue the final Environmental Impact Statement for Northern Pass during the third quarter of 2017. Siting and permitting at both the state and federal levels is well advanced, with all required permits expected in the second half of 2017.

On August 18, 2015, NPT announced the Forward NH Plan, which is expected to deliver substantial energy cost savings and other benefits to New Hampshire, including a commitment to contribute $200 million to projects associated with economic development, tourism, community betterment and clean energy innovations to benefit the state of New Hampshire. The Forward NH Plan is contingent upon the Northern Pass transmission line going into commercial operation.

On October 14, 2016, the NHPUC approved a settlement agreement between NPT and the NHPUC staff and granted NPT public utility status, conditioned on final project permitting.

In April 2017, the NHPUC determined that no language in the easement deeds precludes PSNH from leasing the use of its existing rights-of-way to NPT. The NHPUC will now consider whether the terms of that lease are reasonable and in the public interest. A decision is expected by December 31, 2017. In addition, on June 16, 2017, the NHPUC approved NPT's application for a license to allow NPT to cross public roads and waterways.

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

The New Hampshire Site Evaluation Committee ("NH SEC") commenced final adjudicative hearings on April 13, 2017 and they are scheduled to continue until September 29, 2017. The NH SEC is expected to issue a written order in the fourth quarter of 2017. The DOE is expected to act on a Presidential Permit for Northern Pass after the final NH SEC order is released and is expected to issue an approval before the end of 2017. Northern Pass has been targeted for completion and to be placed in service in the second half of 2020.

In August 2016, Massachusetts enacted clean energy legislation that requires EDCs to solicit proposals jointly and enter into long-term contracts for energy, such as hydropower. The RFP was issued on March 31, 2017 and on July 27, 2017, Eversource Energy Transmission Ventures, Inc. and HQ jointly submitted proposals for Northern Pass into the Massachusetts clean energy RFP. Northern Pass is expected to be placed in service in the second half of 2020.

Greater Boston Reliability Solution: In February 2015, ISO-NE selected the Greater Boston and New Hampshire Solution (the "Solution"), proposed by Eversource and National Grid, to satisfy the requirements identified in the Greater Boston study.  The Solution consists of a portfolio of electric transmission upgrades covering southern New Hampshire and northern Massachusetts in the Merrimack Valley and continuing into the greater Boston metropolitan area, of which 28 are in Eversource's service territory. The NH SEC issued its written order approving the New Hampshire upgrades on October 4, 2016. We are currently pursuing the necessary regulatory and siting application approvals in Massachusetts. To date, we have received approval for one of these projects from the Massachusetts Energy Facilities Siting Board. Construction has also begun on several smaller projects not requiring siting approval. All upgrades are expected to be completed by the end of 2019.  We estimate our portion of the investment in the Solution will be approximately $560 million, of which $167.8 million has been capitalized through June 30, 2017.

GHCC:  The Greater Hartford Central Connecticut ("GHCC") projects, which have been approved by ISO-NE, consist of 27 projects with an expected investment of approximately $350 million that are expected to be placed in service through 2018.  Fourteen projects have been placed in service, and nine projects are in active construction.  As of June 30, 2017, CL&P had capitalized $176.5 million in costs associated with GHCC.

Seacoast Reliability Project:  On April 12, 2016, PSNH filed a siting application with the NH SEC for the Seacoast Reliability Project, a 13-mile, 115kV transmission line within several New Hampshire communities, which proposes to use a combination of overhead, underground and underwater line design to help meet the growing demand for electricity in the Seacoast region.  In June 2016, the NH SEC accepted our application as complete and we expect the NH SEC decision by late 2017.  This project is expected to be completed by the end of 2018.  We estimate our investment in this project will be approximately $84 million, of which $18.0 million has been capitalized through June 30, 2017.

Distribution Business:

A summary of distribution capital expenditures is as follows:

	For the Six Months Ended June 30,
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	WMECO	Total Electric	Natural Gas	Total Electric and Natural Gas Distribution Segment
2017
Basic Business	$106.8	$68.8	$37.7	$11.2	$224.5	$35.3	$259.8
Aging Infrastructure	77.9	30.8	42.1	9.4	160.2	81.4	241.6
Load Growth (1)	26.4	35.7	8.1	(3.5)	66.7	15.9	82.6
Total Distribution	211.1	135.3	87.9	17.1	451.4	132.6	584.0
Generation (2)	—	4.4	4.5	2.8	11.7	—	11.7
Total Electric and Natural Gas Distribution Segment	$211.1	$139.7	$92.4	$19.9	$463.1	$132.6	$595.7

2016
Basic Business	$84.1	$54.6	$32.2	$7.8	$178.7	$35.2	$213.9
Aging Infrastructure	62.3	35.6	39.4	9.8	147.1	59.9	207.0
Load Growth (1)	16.9	26.2	5.4	(0.4)	48.1	14.3	62.4
Total Distribution	163.3	116.4	77.0	17.2	373.9	109.4	483.3
Generation	—	—	2.7	—	2.7	—	2.7
Total Electric and Natural Gas Distribution Segment	$163.3	$116.4	$79.7	$17.2	$376.6	$109.4	$486.0

(1) For the six months ended June 30, 2017 and June 30, 2016, WMECO had $10.3 million and $2.3 million, respectively, of total contributions in aid of construction, which were credits to capital expenditures for those periods.

(2) In 2017, NSTAR Electric and WMECO incurred capital expenditures related to the construction of solar generation facilities.

For the electric distribution business, basic business includes meters, tools, vehicles, information technology, transformer replacements, equipment facilities, and the relocation of plant.  Aging infrastructure relates to reliability and the replacement of overhead lines, plant substations, underground cable replacement, and equipment failures.  Load growth includes requests for new business and capacity additions on distribution lines and substation additions and expansions.

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

The natural gas distribution segment's capital spending program increased by $23.2 million in the first half of 2017, as compared to the first half of 2016, primarily due to an increased investment in system replacement and reliability, as well as upgrades to our LNG facilities. We expect the LNG facility upgrades to cost approximately $200 million and to be placed in service in late 2019.

FERC Regulatory Matters

FERC ROE Complaints: Four separate complaints have been filed at the FERC by combinations of New England state attorneys general, state regulatory commissions, consumer advocates, consumer groups, municipal parties and other parties (collectively the "Complainants"). In each of the first three complaints, the Complainants challenged the NETOs' base ROE of 11.14 percent that had been utilized since 2005 and sought an order to reduce it prospectively from the date of the final FERC order and for the separate 15-month complaint periods. In the fourth complaint, filed April 29, 2016, the Complainants challenged the NETOs' base ROE of 10.57 percent and the maximum ROE for transmission incentive ("incentive cap") of 11.74 percent, asserting that these ROEs were unjust and unreasonable.

In response to appeals of the FERC decision in the first complaint filed by the NETOs and the Complainants, the U.S. Court of Appeals for the D.C. Circuit (the "Court") issued a decision on April 14, 2017 vacating and remanding the FERC's decision. The Court found that the FERC failed to make an explicit finding that the 11.14 percent base ROE was unjust and unreasonable, as required under Section 206 of the Federal Power Act, before it set a new base ROE. The Court also found that the FERC did not provide a rational connection between the record evidence and its decision to select the midpoint of the upper half of the zone of reasonableness for the new base ROE.

On May 26, 2017, the Chief Administrative Law Judge ("ALJ") issued an order that the fourth complaint will continue to trial in December 2017 with an ALJ initial decision expected in March of 2018.

A summary of the four separate complaints and the base ROEs pertinent to those complaints are as follows:

Complaint	15-Month Time Period of Complaint (Beginning as of Complaint Filing Date)	Original Base ROE Authorized by FERC at Time of Complaint Filing Date (1)	Base ROE Subsequently Authorized by FERC for First Complaint Period and also Effective from October 16, 2014 through April 14, 2017 (1)	Reserve (Pre-Tax and Excluding Interest) as of June 30, 2017 (in millions)		FERC ALJ Recommendation of Base ROE on Second and Third Complaints (Issued March 22, 2016)
First	10/1/2011 - 12/31/2012	11.14%	10.57%	$—	(2)	N/A
Second	12/27/2012 - 3/26/2014	11.14%	N/A	39.1	(3)	9.59%
Third	7/31/2014 - 10/30/2015	11.14%	10.57%	—		10.90%
Fourth	4/29/2016 - 7/28/2017	10.57%	10.57%	—		N/A

(1) The billed ROE (base plus incentives) between October 1, 2011 and October 15, 2014 was within a range of 11.14 percent to 13.1 percent. On October 16, 2014, the FERC set the incentive cap at 11.74 percent for the first complaint period and also effective from October 16, 2014 through April 14, 2017, at which time the Court vacated this FERC order.

(2) CL&P, NSTAR Electric, PSNH and WMECO have refunded all amounts associated with the first complaint period, totaling $38.9 million (pre-tax and excluding interest) at Eversource (including $22.4 million at CL&P, $8.4 million at NSTAR Electric, $2.8 million at PSNH, and $5.3 million at WMECO), reflecting both the base ROE and incentive cap prescribed by the FERC order.

(3) The reserve represents the difference between the ROEs billed during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve was $21.4 million for CL&P, $8.5 million for NSTAR Electric, $3.1 million for PSNH, and $6.1 million for WMECO as of June 30, 2017.

On June 5, 2017, the NETOs, including Eversource, submitted a filing at the FERC to reinstate the base ROE of 11.14 percent with an associated ROE incentive cap of 13.5 percent effective June 8, 2017, as these were the last ROEs lawfully in effect for transmission billing purposes prior to the FERC order vacated by the Court on April 14, 2017. The NETOs have voluntarily delayed the date on which they will begin billing the reinstated ROEs until 60 days after the FERC has a quorum again. If the FERC takes no action within that 60-day period, the NETOs will begin billing the reinstated ROEs, subject to refund. The Company will continue to recognize transmission revenues as billed utilizing a base ROE of 10.57 percent with an incentive cap of 11.74 percent, until further FERC action or upon expiration of the 60-day period with no FERC action. The Company will change the amounts it is using to recognize transmission revenues only upon a change in the rates billed to its customers.

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

Regulatory Developments and Rate Matters

Electric and Natural Gas Base Distribution Rates:

The Regulated companies’ distribution rates are set by their respective state regulatory commissions, and their tariffs include mechanisms for periodically adjusting their rates for the recovery of specific incurred costs.  Other than as described below, for the first half of 2017, changes made to the Regulated companies’ rates did not have a material impact on their earnings, financial position, or cash flows.  For further information, see "Financial Condition and Business Analysis – Regulatory Developments and Rate Matters" included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of the Eversource 2016 Form 10-K.

Connecticut:

On April 20, 2017, PURA approved the joint request of CL&P, the Connecticut Office of Consumer Counsel and the Connecticut Attorney General to amend the deadline to establish new electric distribution rates in the 2012 Connecticut merger settlement agreement from "no later than December 1, 2017" to "no later than July 1, 2018."

Massachusetts:

Eversource and NSTAR Electric Boston Harbor Civil Action: On July 15, 2016, the United States Attorney on behalf of the United States Army Corps of Engineers filed a civil action in the United States District Court for the District of Massachusetts under provisions of the Rivers and Harbors Act of 1899 and the Clean Water Act against NSTAR Electric, Harbor Electric Energy Company, a wholly-owned subsidiary of NSTAR Electric ("HEEC"), and the Massachusetts Water Resources Authority (together with NSTAR Electric and HEEC, the "Defendants").  The action alleged that the Defendants failed to comply with certain permitting requirements related to the placement of the HEEC-owned electric distribution cable beneath Boston Harbor.  The action sought an order to force HEEC to comply with cable depth requirements in the United States Army

Corps of Engineers' permit or alternatively to remove the electric distribution cable and cease unauthorized work in U.S. waterways.  The action also sought civil penalties and other costs.

After substantial negotiations, the parties reached a settlement whereby HEEC will install a new 115kV distribution cable across Boston Harbor to Deer Island, utilizing a different route, and will remove portions of the existing cable. Upon the installation and completion of the new cable and the removal of the portions of the existing cable, all issues surrounding the current permit from the United States Army Corps of Engineers are expected to be resolved, and such litigation is expected to be dismissed with prejudice.

In the second quarter of 2017, as a result of the settlement, NSTAR Electric expensed $4.9 million (pre-tax) of previously incurred capitalized costs associated with engineering work performed on the existing cable that will no longer be used. In addition, NSTAR Electric agreed to provide a rate base credit of $17.5 million that will be credited to the rates charged to the Massachusetts Water Resources Authority for the new cable. This negotiated credit will result in the initial $17.5 million of construction costs on the new cable to be expensed as incurred. Construction of the new cable will be completed in 2019.

Massachusetts RFPs: On March 31, 2017, pursuant to a comprehensive energy law enacted in 2016, "An Act to Promote Energy Diversity," (the "Act") the Massachusetts EDCs, including NSTAR Electric and WMECO, and the DOER issued a joint RFP for 9.45 terawatt hours of clean energy per year, such as hydropower, land-based wind or solar. The RFP seeks proposals for long-term contracts of 15 to 20 years to provide the state's electric distribution companies with clean energy generation. The proposal submission due date was July 27, 2017. Contracts will be selected in January 2018, with an expectation to submit executed long-term contracts to the DPU for final approval in April 2018. On July 27, 2017, Eversource Energy Transmission Ventures, Inc. and HQ jointly submitted proposals for Northern Pass into the Massachusetts clean energy RFP. Northern Pass is expected to be placed in service in the second half of 2020.

On June 29, 2017, pursuant to the Act, the Massachusetts EDCs, including NSTAR Electric and WMECO, and the DOER issued a joint RFP for long-term contracts for offshore wind energy projects, seeking bids for a minimum of 400 MW of offshore wind capacity. The Offshore Wind Energy RFP states that bids of up to 800 MW would be considered, provided they demonstrate significant net economic benefits to customers. Bay State Wind submitted a Notice of Intent to Bid on July 26, 2017 and will submit a proposal by the December 20, 2017 due date.

NSTAR Electric and WMECO Rate Case: On January 17, 2017, NSTAR Electric and WMECO jointly filed an application (the "Joint Applicants") with the DPU for approval of a combined $96 million increase in base distribution rates, effective January 1, 2018. As part of this filing, the Joint Applicants are presenting a grid-wise performance plan, including the implementation of a performance-based rate-making mechanism in conjunction with a grid modernization base commitment of $400 million in incremental capital investment over a period of five years, commencing January 1, 2018. In addition, the Joint Applicants proposed to streamline and align rate classifications between NSTAR Electric and WMECO, and requested a revenue decoupling rate mechanism for NSTAR Electric. WMECO has a revenue decoupling mechanism in place. The DPU will also be reviewing the proposed merger of NSTAR Electric and WMECO as part of the rate case. A final decision from the DPU is expected in late 2017, with new rates anticipated to be effective January 1, 2018.

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

On July 1, 2016, the NHPUC approved the Agreement in an order that, among other things, instructed PSNH to begin the process of divesting its generation assets.  The NHPUC selected an auction adviser to assist with the divestiture, and the final plan and auction process were approved by the NHPUC in November 2016.  An intervening appeal alleging that the auction process and schedule were unreasonable was rejected by the New Hampshire Supreme Court in February 2017. In late March 2017, the formal divestiture process began. We expect the transaction to be approved by the end of 2017.

As of June 30, 2017, PSNH's energy service rate base subject to divestiture was approximately $616 million. This rate base will be reduced by the amount of the sales proceeds from the generation assets that are divested and sold. Upon completion of the divestiture process, full recovery of PSNH's generation assets is probable through a combination of cash flows during the remaining operating period, sales proceeds upon divestiture, and recovery of stranded costs via bonds that will be secured by a non-bypassable charge or through recoveries in future rates billed to PSNH's customers.

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

RESULTS OF OPERATIONS – EVERSOURCE ENERGY AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for Eversource for the three and six months ended June 30, 2017 and 2016 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Millions of Dollars)	2017	2016	Increase/ (Decrease)	Percent	2017	2016	Increase/ (Decrease)	Percent
Operating Revenues	$1,762.8	$1,767.2	$(4.4)	(0.2)%	$3,867.9	$3,822.8	$45.1	1.2%
Operating Expenses:
Purchased Power, Fuel and Transmission	549.7	581.3	(31.6)	(5.4)	1,303.3	1,336.1	(32.8)	(2.5)
Operations and Maintenance	302.7	320.7	(18.0)	(5.6)	633.0	640.9	(7.9)	(1.2)
Depreciation	189.9	176.5	13.4	7.6	376.7	350.5	26.2	7.5
Amortization of Regulatory Assets/(Liabilities), Net	(7.8)	(8.7)	0.9	(10.3)	16.2	12.3	3.9	31.7
Energy Efficiency Programs	116.4	119.7	(3.3)	(2.8)	262.6	256.8	5.8	2.3
Taxes Other Than Income Taxes	156.2	154.3	1.9	1.2	311.4	314.2	(2.8)	(0.9)
Total Operating Expenses	1,307.1	1,343.8	(36.7)	(2.7)	2,903.2	2,910.8	(7.6)	(0.3)
Operating Income	455.7	423.4	32.3	7.6	964.7	912.0	52.7	5.8
Interest Expense	107.3	100.5	6.8	6.8	210.7	198.7	12.0	6.0
Other Income, Net	21.5	8.1	13.4	(a)	35.1	10.0	25.1	(a)
Income Before Income Tax Expense	369.9	331.0	38.9	11.8	789.1	723.3	65.8	9.1
Income Tax Expense	137.3	125.5	11.8	9.4	295.1	271.7	23.4	8.6
Net Income	232.6	205.5	27.1	13.2	494.0	451.6	42.4	9.4
Net Income Attributable to Noncontrolling Interests	1.9	1.9	—	—	3.8	3.8	—	—
Net Income Attributable to Common Shareholders	$230.7	$203.6	$27.1	13.3%	$490.2	$447.8	$42.4	9.5%

(a) Percent greater than 100 not shown as it is not meaningful.

Operating Revenues
A summary of our Operating Revenues by segment is as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Millions of Dollars)	2017	2016	Increase/ (Decrease)	Percent	2017	2016	Increase/ (Decrease)	Percent
Electric Distribution	$1,275.9	$1,303.1	$(27.2)	(2.1)%	$2,677.0	$2,739.2	$(62.2)	(2.3)%
Natural Gas Distribution	186.0	180.4	5.6	3.1	589.6	523.0	66.6	12.7
Electric Transmission	324.6	302.5	22.1	7.3	641.5	585.8	55.7	9.5
Other and Eliminations	(23.7)	(18.8)	(4.9)	26.1	(40.2)	(25.2)	(15.0)	59.5
Total Operating Revenues	$1,762.8	$1,767.2	$(4.4)	(0.2)%	$3,867.9	$3,822.8	$45.1	1.2%

A summary of our retail electric GWh sales volumes and our firm natural gas sales volumes in MMcf were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017	2016	Decrease	Percent	2017	2016	Increase/ (Decrease)	Percent
Electric
Traditional	6,524	6,605	(81)	(1.2)%	13,495	13,601	(106)	(0.8)%
Decoupled	5,640	5,798	(158)	(2.7)	11,840	12,022	(182)	(1.5)
Total Electric	12,164	12,403	(239)	(1.9)	25,335	25,623	(288)	(1.1)

Firm Natural Gas
Traditional	7,778	8,315	(537)	(6.5)	26,683	26,300	383	1.5
Decoupled and Special Contracts	9,238	9,521	(283)	(3.0)	31,479	30,884	595	1.9
Total Firm Natural Gas	17,016	17,836	(820)	(4.6)%	58,162	57,184	978	1.7%

Three Months Ended:
Operating Revenues, which primarily consist of base electric and natural gas distribution revenues and tracked revenues further described below, decreased by $4.4 million for the three months ended June 30, 2017, as compared to the same period in 2016.

Base electric and natural gas distribution revenues:  Base electric distribution segment revenues, excluding LBR, increased $4.6 million for the three months ended June 30, 2017, as compared to the same period in 2016, due primarily to higher demand revenues driven by heat waves during the second quarter of 2017 at NSTAR Electric. Operating Revenues increased $4.9 million for the three months ended June 30, 2017, as compared to the same period in 2016, as a result of higher LBR revenues.

Base natural gas distribution revenues decreased $3.2 million for the three months ended June 30, 2017, as compared to the same period in 2016, driven by lower firm natural gas sales volumes due to warmer weather in Connecticut in the spring of 2017, as compared to the same period in 2016, and lower demand revenues in Connecticut driven by lower peak usage in 2017 as compared to 2016.

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

Tracked distribution revenues: Tracked revenues consist of certain costs that are recovered from customers in rates through regulatory commission-approved cost tracking mechanisms and therefore, have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply procurement costs and other energy-related costs for our electric and natural gas customers, retail transmission charges, energy efficiency program costs, and restructuring and stranded cost recovery revenues.  In addition, tracked revenues include certain incentives earned and carrying charges. Tracked natural gas distribution segment revenues increased as a result of an increase in natural gas supply costs ($3.9 million) and an increase in energy efficiency program revenues ($4.9 million). Tracked electric distribution revenues decreased as a result of a decrease in electric energy supply costs ($34.7 million), driven by decreased average retail prices, a decrease in stranded costs recovery revenues ($9.3 million), a decrease in pension rate adjustment mechanisms ($5.2 million), and a decrease in retail electric transmission charges ($4.3 million). Partially offsetting these decreases were increases in tracked electric distribution revenues related to federally-mandated congestion charges ($7.7 million), revenues related to renewable energy requirements ($6.6 million) and net metering revenues ($7.2 million).

Electric transmission revenues:  The electric transmission segment revenues increased by $22.1 million due primarily to the recovery of higher revenue requirements associated with ongoing investments in our transmission infrastructure.

Other: Other revenues decreased due primarily to the sale of Eversource's unregulated telecommunication business on December 31, 2016 ($5.0 million).

Six Months Ended:
Operating Revenues increased by $45.1 million for the six months ended June 30, 2017, as compared to the same period in 2016.

Base electric and natural gas distribution revenues:  Base electric distribution segment revenues, excluding LBR, increased $7.8 million for the six months ended June 30, 2017, as compared to the same period in 2016, due primarily to higher demand revenues driven by heat waves during the second quarter of 2017 at NSTAR Electric. Operating Revenues increased $9.1 million for the six months ended June 30, 2017, as compared to the same period in 2016, as a result of higher LBR revenues.

Base natural gas distribution revenues remained relatively unchanged for the six months ended June 30, 2017, as compared to the same period in 2016. The impact of higher firm natural gas sales volumes was offset by lower demand revenues in Connecticut driven by lower peak usage in 2017 as compared to 2016.

Tracked distribution revenues: Tracked natural gas distribution segment revenues increased as a result of an increase in natural gas supply costs ($50.3 million) and an increase in energy efficiency program revenues ($14.9 million). Tracked electric distribution revenues decreased as a result of a decrease in electric energy supply costs ($88.3 million), driven by decreased average retail prices, a decrease in stranded costs recovery revenues ($16.1 million), a decrease in pension rate adjustment mechanisms ($9.2 million), and a decrease in retail electric transmission charges ($6.1 million). Partially offsetting these decreases were increases in tracked electric distribution revenues related to federally-mandated congestion charges ($20.2 million), net metering revenues ($15.4 million) and revenues related to renewable energy requirements ($5.9 million).

Electric transmission revenues:  The electric transmission segment revenues increased by $55.7 million due primarily to the recovery of higher revenue requirements associated with ongoing investments in our transmission infrastructure.

Other: Other revenues decreased due primarily to the sale of Eversource's unregulated telecommunication business on December 31, 2016 ($10.0 million).

Purchased Power, Fuel and Transmission expense includes costs associated with purchasing electricity and natural gas on behalf of our customers.  These energy supply costs are recovered from customers in rates through cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power, Fuel and Transmission expense decreased for the three and six months ended June 30, 2017, as compared to the same periods in 2016, due primarily to the following:

(Millions of Dollars)	Three Months Ended Increase/(Decrease)	Six Months Ended Increase/(Decrease)
Electric Distribution	$(46.6)	$(108.8)
Natural Gas Distribution	2.0	43.2
Transmission	13.0	32.8
Total Purchased Power, Fuel and Transmission	$(31.6)	$(32.8)

The decrease in purchased power expense at the electric distribution business was driven by lower prices associated with the procurement of energy supply for the three and six months ended June 30, 2017, as compared to the same periods in 2016.  The increase in purchased power expense at the natural gas distribution business was due to higher average natural gas prices.  The increase in transmission costs was primarily the result of an increase in Local Network Service charges, which reflect the cost of transmission service provided by Eversource over Eversource’s local transmission network.

Operations and Maintenance expense includes tracked costs and costs that are part of base electric and natural gas distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense decreased for the three and six months ended June 30, 2017, as compared to the same periods in 2016, due primarily to the following:

(Millions of Dollars)	Three Months Ended Increase/(Decrease)	Six Months Ended Increase/(Decrease)
Base Electric Distribution:
Employee-related expenses, including labor and benefits	$(22.4)	$(31.2)
Bad debt expense	(9.5)	(12.7)
Shared corporate costs (including computer software depreciation at Eversource Service)	4.1	9.6
Storm restoration costs	(0.9)	7.1
Boston Harbor civil action settlement charge recorded in the second quarter of 2017	4.9	4.9
System resiliency project costs at CL&P	0.4	2.6
Other operations and maintenance	3.3	3.9
Total Base Electric Distribution	(20.1)	(15.8)
Total Base Natural Gas Distribution:
Shared corporate costs (including computer software depreciation at Eversource Service)	1.1	2.4
Other operations and maintenance	0.4	2.6
Total Base Natural Gas Distribution	1.5	5.0
Total Tracked costs (Electric Distribution, Electric Transmission and Natural Gas Distribution)	3.3	12.6
Other and eliminations:
Eversource Parent and Other Companies	3.9	1.9
Eliminations	(6.6)	(11.6)
Total Operations and Maintenance	$(18.0)	$(7.9)

Depreciation expense increased for the three and six months ended June 30, 2017, as compared to the same periods in 2016, due primarily to higher utility plant in service balances.

Amortization of Regulatory (Liabilities)/Assets, Net expense includes the deferral of energy supply and energy-related costs included in certain regulatory-approved tracking mechanisms, and the amortization of certain costs.  The deferral adjusts expense to match the corresponding revenues. Amortization of Regulatory (Liabilities)/Assets, Net, increased for the six months ended June 30, 2017 as compared to the same period in 2016, due primarily to the deferral of energy supply and energy-related costs which can fluctuate from period to period based on the timing of costs incurred and the related rate changes to recover these costs.  Energy supply and energy-related costs at CL&P, NSTAR Electric, PSNH and WMECO, which are the primary drivers in amortization, are recovered from customers in rates and have no impact on earnings.

Interest Expense increased for the three and six months ended June 30, 2017, as compared to the same periods in 2016, due primarily to higher interest on long-term debt ($5.2 million and $10.1 million, respectively) as a result of new debt issuances and higher interest on short-term debt ($1.4 million and $2.3 million, respectively).

Other Income, Net increased for the three and six months ended June 30, 2017, as compared to the same periods in 2016, due primarily to an increase in second quarter equity in earnings recorded in our equity method investments ($15.6 million and $20.2 million, respectively), primarily related to Eversource's investment in a renewable energy fund, higher AFUDC related to equity funds ($1.2 million and $3.8 million, respectively), and market value changes related to the deferred compensation plans ($0.3 million and $2.2 million, respectively).

Income Tax Expense increased for the three months ended June 30, 2017, as compared to the same period in 2016, due primarily to higher pre-tax earnings ($13.6 million) and higher state taxes ($1.0 million), partially offset by items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($2.8 million).

Income Tax Expense increased for the six months ended June 30, 2017, as compared to the same period in 2016, due primarily to higher pre-tax earnings ($23.0 million), the absence of tax credits in 2017 ($1.6 million), and higher state taxes ($1.4 million), partially offset by items that impact our tax rate as a result of flow-through items and permanent differences ($2.6 million).

RESULTS OF OPERATIONS – THE CONNECTICUT LIGHT AND POWER COMPANY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P for the three and six months ended June 30, 2017 and 2016 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Millions of Dollars)	2017	2016	Increase/ (Decrease)	Percent	2017	2016	Increase/ (Decrease)	Percent
Operating Revenues	$666.6	$679.8	$(13.2)	(1.9)%	$1,398.9	$1,415.1	$(16.2)	(1.1)%
Operating Expenses:
Purchased Power and Transmission	207.2	234.5	(27.3)	(11.6)	452.1	507.1	(55.0)	(10.8)
Operations and Maintenance	108.5	122.5	(14.0)	(11.4)	236.7	233.4	3.3	1.4
Depreciation	60.8	57.5	3.3	5.7	120.6	114.5	6.1	5.3
Amortization of Regulatory Assets/(Liabilities), Net	11.4	(2.9)	14.3	(a)	24.2	6.9	17.3	(a)
Energy Efficiency Programs	32.2	35.5	(3.3)	(9.3)	68.8	73.6	(4.8)	(6.5)
Taxes Other Than Income Taxes	70.5	70.6	(0.1)	(0.1)	144.4	146.0	(1.6)	(1.1)
Total Operating Expenses	490.6	517.7	(27.1)	(5.2)	1,046.8	1,081.5	(34.7)	(3.2)
Operating Income	176.0	162.1	13.9	8.6	352.1	333.6	18.5	5.5
Interest Expense	35.3	36.0	(0.7)	(1.9)	70.3	72.5	(2.2)	(3.0)
Other Income, Net	3.8	6.3	(2.5)	(39.7)	6.6	7.2	(0.6)	(8.3)
Income Before Income Tax Expense	144.5	132.4	12.1	9.1	288.4	268.3	20.1	7.5
Income Tax Expense	53.2	49.5	3.7	7.5	106.9	98.4	8.5	8.6
Net Income	$91.3	$82.9	$8.4	10.1%	$181.5	$169.9	$11.6	6.8%

(a) Percent greater than 100 not shown as it is not meaningful.

Operating Revenues
CL&P's retail sales volumes were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017	2016	Decrease	Percent	2017	2016	Decrease	Percent
Retail Sales Volumes in GWh	4,838	4,966	(128)	(2.6)%	10,168	10,316	(148)	(1.4)%

Three Months Ended:
CL&P's Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, decreased by $13.2 million for the three months ended June 30, 2017, as compared to the same period in 2016.

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

Fluctuations in the overall level of operating revenues are primarily related to tracked revenues.  Tracked revenues consist of certain costs that are recovered from customers in rates through PURA-approved cost tracking mechanisms and therefore, have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply procurement and other energy-related costs, retail transmission charges, energy efficiency program costs and restructuring and stranded cost recovery revenues.  In addition, tracked revenues include certain incentives earned and carrying charges. Tracked distribution revenues decreased primarily as a result of a decrease in energy supply costs ($22.1 million) driven by decreased average retail prices. In addition, there was a $6.2 million decrease in stranded cost recovery revenue. Partially offsetting these decreases were increases in federally-mandated congestion charges ($7.7 million) and retail transmission charges ($6.3 million).

Transmission revenues increased by $2.0 million due primarily to higher revenue requirements associated with ongoing investments in our transmission infrastructure.

Six Months Ended:
CL&P's Operating Revenues decreased by $16.2 million for the six months ended June 30, 2017, as compared to the same period in 2016.

Tracked distribution revenues decreased primarily as a result of a decrease in energy supply costs ($52.1 million) driven by decreased average retail prices. In addition, there was a $10.2 million decrease in stranded cost recovery revenue. Partially offsetting these decreases was an increase in federally-mandated congestion charges ($20.2 million).

Transmission revenues increased by $20.9 million due primarily to higher revenue requirements associated with ongoing investments in our transmission infrastructure.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of CL&P's customers.  These energy supply costs are recovered from customers in PURA-approved cost tracking mechanisms, which have no impact on earnings (tracked costs). Purchased Power and Transmission expense decreased for the three and six months ended June 30, 2017, as compared to the same periods in 2016, due primarily to the following:

(Millions of Dollars)	Three Months Ended Increase/(Decrease)	Six Months Ended Increase/(Decrease)
Purchased Power Costs	$(35.6)	$(73.9)
Transmission Costs	8.3	18.9
Total Purchased Power and Transmission	$(27.3)	$(55.0)

Included in purchased power costs are the costs associated with CL&P's GSC and deferred energy supply costs.  The GSC recovers energy-related costs incurred as a result of providing electric generation service supply to all customers who have not migrated to third party suppliers.  The decrease in purchased power costs for the three and six months ended June 30, 2017, compared to the same periods in 2016, was due primarily to a decrease in the price of standard offer supply. The increase in transmission costs was primarily the result of an increase in Local Network Service charges, which reflect the cost of transmission service provided by Eversource over Eversource’s local transmission network.

Depreciation expense increased for the three and six months ended June 30, 2017, as compared to the same period in 2016, due primarily to higher utility plant in service balances.

Amortization of Regulatory (Liabilities)/Assets, Net expense includes the deferral to expense of energy supply costs and the amortization of certain costs, which are recovered from customers in rates and have no impact on earnings.  The increase for the three and six months ended June 30, 2017, as compared to the same periods in 2016, was due primarily to the deferral adjustment of energy supply and energy-related costs, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs.  The deferral adjusts expense to match the corresponding revenues.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense decreased for the three months ended June 30, 2017, as compared to the same period in 2016, driven by a $12.4 million decrease in non-tracked costs, which was primarily attributable to lower employee-related expenses and lower bad debt expense, as well as a $1.6 million decrease in tracked costs, which was primarily attributable to lower tracked bad debt expense, partially offset by higher transmission expenses.

Operations and Maintenance expense increased for the six months ended June 30, 2017, as compared to the same period in 2016, driven by a $6.7 million increase in tracked costs, which was primarily attributable to higher transmission expenses, partially offset by lower tracked bad debt expense. Non-tracked costs decreased $3.4 million, which was primarily attributable to lower employee-related expenses and lower bad debt expense, partially offset by higher storm restoration costs, higher shared corporate costs and higher system resiliency project costs.

Interest Expense decreased for the six months ended June 30, 2017, as compared to the same period in 2016, due primarily to lower interest on regulatory deferral mechanisms ($1.4 million) and an increase in AFUDC attributable to borrowed funds ($0.7 million).

Income Tax Expense increased for the three months ended June 30, 2017, as compared to the same period in 2016, due primarily to higher pre-tax earnings ($4.2 million) and higher state taxes ($1.0 million), partially offset by items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($1.5 million).

Income Tax Expense increased for the six months ended June 30, 2017, as compared to the same period in 2016, due primarily to higher pre-tax earnings ($7.0 million) and higher state taxes ($1.9 million), partially offset by items that impact our tax rate as a result of flow-through items and permanent differences ($0.4 million).

EARNINGS SUMMARY

CL&P's earnings increased $8.4 million for the three months ended June 30, 2017, as compared to the same period in 2016, due primarily to lower operations and maintenance expense and higher distribution revenues due in part to a higher rate base for the system resiliency program.  These favorable earnings impacts were partially offset by higher depreciation expense.

CL&P's earnings increased $11.6 million for the six months ended June 30, 2017, as compared to the same period in 2016, due primarily to an increase in transmission earnings driven by a higher transmission rate base, higher distribution revenues due in part to a higher rate base for the system resiliency program, and lower operations and maintenance expense.  These favorable earnings impacts were partially offset by higher depreciation expense.

LIQUIDITY

Cash totaled $5.8 million as of June 30, 2017, compared with $6.6 million as of December 31, 2016.

CL&P had cash flows provided by operating activities of $353.9 million for the six months ended June 30, 2017, as compared to $429.4 million in the same period of 2016.  The decrease in operating cash flows was due primarily to $117.1 million in lower income tax refunds received in 2017, as compared to 2016, and the timing of payments of working capital items. Partially offsetting this decrease was the favorable impact of the timing of regulatory recoveries.

Eversource parent has a $1.45 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt, with intercompany loans to certain subsidiaries, including CL&P.  The weighted-average interest rate on the commercial paper borrowings as of June 30, 2017 and December 31, 2016 was 1.34 percent and 0.88 percent, respectively.  As of June 30, 2017 and December 31, 2016, there were intercompany loans from Eversource parent to CL&P of $101.1 million and $80.1 million, respectively. Eversource parent, and certain of its subsidiaries, including CL&P, are parties to a five-year $1.45 billion revolving credit facility. The revolving credit facility's termination date is September 4, 2021.  There were no borrowings outstanding on the revolving credit facility as of June 30, 2017 or December 31, 2016. The revolving credit facility serves to backstop Eversource parent's $1.45 billion commercial paper program.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized portions of pension expense.  CL&P's investments in property, plant and equipment totaled $419.9 million for the six months ended June 30, 2017.

RESULTS OF OPERATIONS – NSTAR ELECTRIC COMPANY AND SUBSIDIARY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for NSTAR Electric for the six months ended June 30, 2017 and 2016 included in this combined Quarterly Report on Form 10-Q:

	For the Six Months Ended June 30,
(Millions of Dollars)	2017	2016	Increase/ (Decrease)	Percent
Operating Revenues	$1,187.8	$1,205.5	$(17.7)	(1.5)%
Operating Expenses:
Purchased Power and Transmission	430.4	473.5	(43.1)	(9.1)
Operations and Maintenance	173.6	183.7	(10.1)	(5.5)
Depreciation	111.4	104.5	6.9	6.6
Amortization of Regulatory Assets, Net	8.0	8.7	(0.7)	(8.0)
Energy Efficiency Programs	127.2	128.1	(0.9)	(0.7)
Taxes Other Than Income Taxes	62.0	66.7	(4.7)	(7.0)
Total Operating Expenses	912.6	965.2	(52.6)	(5.4)
Operating Income	275.2	240.3	34.9	14.5
Interest Expense	45.5	41.1	4.4	10.7
Other Income, Net	5.3	2.5	2.8	(a)
Income Before Income Tax Expense	235.0	201.7	33.3	16.5
Income Tax Expense	91.5	79.0	12.5	15.8
Net Income	$143.5	$122.7	$20.8	17.0%

(a) Percent greater than 100 not shown as it is not meaningful.

Operating Revenues
NSTAR Electric's retail sales volumes were as follows:

	For the Six Months Ended June 30,
	2017	2016	Decrease	Percent
Retail Sales Volumes in GWh	9,680	9,781	(101)	(1.0)%

NSTAR Electric's Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, decreased by $17.7 million for the six months ended June 30, 2017, as compared to the same period in 2016.

Base distribution revenues:  Base distribution revenues, excluding LBR, increased $3.3 million for the six months ended June 30, 2017, as compared to the same period in 2016, as a result of an increase in demand revenues driven by heat waves during the second quarter of 2017, partially offset by lower sales volumes in 2017, as compared to 2016. Operating Revenues increased $9.1 million for the six months ended June 30, 2017, as compared to the same period in 2016, as a result of higher LBR revenues.

Tracked revenues:  Tracked revenues consist of certain costs that are recovered from customers in rates through DPU-approved cost tracking mechanisms and therefore, have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply costs, retail transmission charges, energy efficiency program costs, net metering for distributed generation and transition cost recovery revenues.  In addition, tracked revenues include certain incentives earned and carrying charges. Tracked distribution revenues decreased primarily as a result of a decrease in energy supply costs ($35.5 million) driven by decreased average retail prices, a decrease in retail transmission charges ($23.4 million), a decrease in the pension rate adjustment mechanism ($8.3 million), and a decrease in transition cost recovery revenues ($6.7 million).  Partially offsetting these decreases were an increase in net metering revenues ($13.9 million), an increase in revenues related to renewable energy requirements ($14.7 million), and an increase in energy efficiency program revenues ($5.9 million).

Transmission revenues increased by $14.1 million due primarily to the recovery of higher revenue requirements associated with ongoing investments in our transmission infrastructure.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of NSTAR Electric's customers. These energy supply costs are recovered from customers in DPU-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power and Transmission expense decreased for the six months ended June 30, 2017, as compared to the same period in 2016, due primarily to the following:

(Millions of Dollars)	Decrease
Purchased Power Costs	$(33.8)
Transmission Costs	(9.3)
Total Purchased Power and Transmission	$(43.1)

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

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense decreased for the six months ended June 30, 2017, as compared to the same period in 2016, driven by a $12.5 million decrease in non-tracked costs, which was primarily attributable to lower employee-related expenses and lower bad debt expense, partially offset by a $4.9 million charge recorded in the second quarter of 2017 related to the Boston Harbor civil action settlement and higher shared corporate costs. Tracked costs increased $2.4 million, which was primarily attributable to higher transmission expenses and higher tracked bad debt expense, partially offset by lower tracked employee-related expenses.

Depreciation expense increased for the six months ended June 30, 2017, as compared to the same period in 2016, due primarily to higher utility plant in service balances.

Taxes Other Than Income Taxes expense decreased for the six months ended June 30, 2017, as compared to the same period in 2016, due primarily to a decrease in property tax rates and lower employment-related taxes.

Interest Expense increased for the six months ended June 30, 2017, as compared to the same period in 2016, due primarily to higher interest on long-term debt.

Other Income, Net increased for the six months ended June 30, 2017, as compared to the same period in 2016, due primarily to an increase related to officer insurance policies ($1.5 million) and market value changes related to deferred compensation plans ($1.0 million).

Income Tax Expense increased for the six months ended June 30, 2017, as compared to the same period in 2016, due primarily to higher pre-tax earnings ($11.7 million) and higher state taxes ($1.5 million), partially offset by items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.7 million).

EARNINGS SUMMARY

NSTAR Electric's earnings increased $20.8 million for the six months ended June 30, 2017, as compared to the same period in 2016, due primarily to lower operations and maintenance expense, higher distribution revenues as a result of higher LBR and higher demand revenues, and lower property and other tax expense. These favorable earnings impacts were partially offset by higher depreciation expense and higher interest expense.

LIQUIDITY

NSTAR Electric had cash flows provided by operating activities of $138.5 million for the six months ended June 30, 2017, as compared to $165.1 million in the same period of 2016.  The decrease in operating cash flows was due primarily to the unfavorable impact related to changes in the timing of working capital items driven primarily by the timing of accounts payable payments, a decrease in regulatory overrrecoveries due to purchased power costs in excess of collections from customers, and $7.6 million in lower income tax refunds received in 2017, as compared to 2016. Partially offsetting these decreases was a favorable impact related to the timing of collections of accounts receivable.

NSTAR Electric has a $450 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. As of June 30, 2017, NSTAR Electric had no short-term borrowings outstanding and as of December 31, 2016, NSTAR Electric had $126.5 million in short-term borrowings outstanding under its commercial paper program, leaving $450.0 million and $323.5 million of available borrowing capacity as of June 30, 2017 and December 31, 2016, respectively.  The weighted-average interest rate on these borrowings as of December 31, 2016 was 0.71 percent.  NSTAR Electric is a party to a five-year $450 million revolving credit facility. The revolving credit facility's termination date is September 4, 2021.  The revolving credit facility serves to backstop NSTAR Electric's $450 million commercial paper program.  There were no borrowings outstanding on the revolving credit facility as of June 30, 2017 or December 31, 2016.

RESULTS OF OPERATIONS – PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for PSNH for the six months ended June 30, 2017 and 2016 included in this combined Quarterly Report on Form 10-Q:

	For the Six Months Ended June 30,
(Millions of Dollars)	2017	2016	Increase/ (Decrease)	Percent
Operating Revenues	$483.5	$460.8	$22.7	4.9%
Operating Expenses:
Purchased Power, Fuel and Transmission	122.2	95.9	26.3	27.4
Operations and Maintenance	127.5	123.0	4.5	3.7
Depreciation	63.2	56.9	6.3	11.1
Amortization of Regulatory (Liabilities)/Assets, Net	(13.5)	0.3	(13.8)	(a)
Energy Efficiency Programs	7.0	6.9	0.1	1.4
Taxes Other Than Income Taxes	44.0	44.0	—	—
Total Operating Expenses	350.4	327.0	23.4	7.2
Operating Income	133.1	133.8	(0.7)	(0.5)
Interest Expense	25.8	25.0	0.8	3.2
Other Income, Net	1.7	0.4	1.3	(a)
Income Before Income Tax Expense	109.0	109.2	(0.2)	(0.2)
Income Tax Expense	43.1	41.9	1.2	2.9
Net Income	$65.9	$67.3	$(1.4)	(2.1)%

(a) Percent greater than 100 not shown as it is not meaningful.

Operating Revenues
PSNH's retail sales volumes were as follows:

	For the Six Months Ended June 30,
	2017	2016	Decrease	Percent
Retail Sales Volumes in GWh	3,815	3,818	(3)	(0.1)%

PSNH's Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, increased by $22.7 million for the six months ended June 30, 2017, as compared to the same period in 2016.

Base distribution revenues:  Base distribution revenues increased $4.5 million due primarily to a $1.9 million distribution rate increase effective July 1, 2016 and higher demand revenues in 2017.

Tracked revenues: Tracked revenues consist of certain costs that are recovered from customers in rates through NHPUC-approved cost tracking mechanisms and therefore, have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply costs and costs associated with the generation of electricity for customers, retail transmission charges, energy efficiency program costs and stranded cost recovery revenues.  In addition, tracked revenues include certain incentives earned and carrying charges. Tracked distribution revenues increased primarily as a result of an increase in retail transmission charges ($9.5 million) and an increase in both energy supply costs and wholesale generation revenues (totaling $8.4 million) for the six months ended June 30, 2017, as compared to the same period in 2016. The increase in energy supply costs was driven by increased average retail prices. Partially offsetting these increases was a decrease in revenues related to the timing of the sale of RECs ($13.9 million).

Transmission revenues increased by $11.3 million due primarily to higher revenue requirements associated with ongoing investments in our transmission infrastructure.

Purchased Power, Fuel and Transmission expense includes costs associated with PSNH's generation of electricity, as well as purchasing electricity on behalf of its customers.  These generation and energy supply costs are recovered from customers in NHPUC-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power, Fuel and Transmission expense increased for the six months ended June 30, 2017, as compared to the same period in 2016, due primarily to the following:

(Millions of Dollars)	Increase
Purchased Power and Generation Fuel Costs	$8.8
Transmission Costs	17.5
Total Purchased Power, Fuel and Transmission	$26.3

In order to meet the demand of customers who have not migrated to third party suppliers, PSNH procures power through power supply contracts and spot purchases in the competitive New England wholesale power market and/or produces power through its own generation.  The increase in purchased power and generation fuel costs was due primarily to higher purchased power energy expenses recovered in the Energy Service rate, and Regional Greenhouse Gas Initiative related expenses recovered in the SCRC. The increase in transmission costs was primarily the result of an increase in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased for the six months ended June 30, 2017, as compared to the same period in 2016, driven by a $3.7 million increase in tracked costs, which was primarily attributable to higher transmission expenses, as well as a $0.8 million increase in non-tracked costs, which was primarily attributable to higher shared corporate costs and higher storm restoration costs, partially offset by lower employee-related expenses.

Depreciation expense increased for the six months ended June 30, 2017, as compared to the same period in 2016, due primarily to higher utility plant in service balances.

Amortization of Regulatory (Liabilities)/Assets, Net expense includes the deferral to expense of energy supply costs and the amortization of certain costs, which are recovered from customers in rates and have no impact on earnings.  The decrease for the six months ended June 30, 2017, as compared to the same period in 2016, was due primarily to the deferral adjustment of the energy service charge.  The deferral adjusts expense to match the corresponding revenues.

Income Tax Expense increased for the six months ended June 30, 2017, as compared to the same period in 2016, due primarily to the absence of tax credits in 2017 ($1.6 million), partially offset by items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.4 million).

EARNINGS SUMMARY

PSNH's earnings decreased $1.4 million for the six months ended June 30, 2017, as compared to the same period in 2016, due primarily to lower generation earnings and higher depreciation expense, partially offset by higher distribution revenues due primarily to a distribution rate increase effective July 1, 2016 and an increase in transmission earnings driven by a higher transmission rate base.

LIQUIDITY

PSNH had cash flows provided by operating activities of $142.1 million for the six months ended June 30, 2017, as compared to $204.3 million in the same period of 2016.  The decrease in operating cash flows was due primarily to income tax payments of $26.5 million made in 2017, as compared to income tax refunds of $37.3 million received in the same period of 2016. Partially offsetting this decrease was $9.8 million of lower Pension Plan contributions made in 2017, as compared to 2016, and the favorable impacts related to the timing of regulatory recoveries.

RESULTS OF OPERATIONS – WESTERN MASSACHUSETTS ELECTRIC COMPANY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for WMECO for the six months ended June 30, 2017 and 2016 included in this combined Quarterly Report on Form 10-Q:

	For the Six Months Ended June 30,
(Millions of Dollars)	2017	2016	Increase/ (Decrease)	Percent
Operating Revenues	$250.9	$244.5	$6.4	2.6%
Operating Expenses:
Purchased Power and Transmission	74.7	72.2	2.5	3.5
Operations and Maintenance	44.2	43.9	0.3	0.7
Depreciation	24.3	22.9	1.4	6.1
Amortization of Regulatory (Liabilities)/Assets, Net	(0.8)	2.2	(3.0)	(a)
Energy Efficiency Programs	18.7	21.2	(2.5)	(11.8)
Taxes Other Than Income Taxes	20.7	19.8	0.9	4.5
Total Operating Expenses	181.8	182.2	(0.4)	(0.2)
Operating Income	69.1	62.3	6.8	10.9
Interest Expense	12.4	12.1	0.3	2.5
Other Income/(Loss), Net	0.3	—	0.3	(a)
Income Before Income Tax Expense	57.0	50.2	6.8	13.5
Income Tax Expense	22.2	20.1	2.1	10.4
Net Income	$34.8	$30.1	$4.7	15.6%

(a) Percent greater than 100 not shown as it is not meaningful.

Operating Revenues
WMECO's retail sales volumes were as follows:

	For the Six Months Ended June 30,
	2017	2016	Decrease	Percent
Retail Sales Volumes in GWh	1,673	1,707	(34)	(2.0)%

WMECO's Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, increased by $6.4 million for the six months ended June 30, 2017, as compared to the same period in 2016.

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

Fluctuations in the overall level of operating revenues are primarily related to tracked revenues.  Tracked revenues consist of certain costs that are recovered from customers in rates through DPU-approved cost tracking mechanisms and therefore, have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply costs, retail transmission charges, energy efficiency program costs, low income assistance programs, and restructuring and stranded cost recovery revenues.  In addition, tracked revenues include certain incentives earned and carrying charges. Tracked revenues decreased due primarily to a decrease in energy supply costs ($9.2 million) driven by decreased average retail prices, partially offset by increases in retail transmission charges, revenues related to renewable energy requirements and net metering charges ($4.1 million, $3.0 million and $1.5 million, respectively).

Transmission revenues increased by $9.5 million due primarily to higher revenue requirements associated with ongoing investments in our transmission infrastructure.

Purchased Power and Transmission expense includes costs associated with the purchasing of energy supply on behalf of WMECO's customers. These energy supply costs are recovered from customers in DPU-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power and Transmission expense increased for the six months ended June 30, 2017, as compared to the same period in 2016, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Purchased Power Costs	$(3.1)
Transmission Costs	5.6
Total Purchased Power and Transmission	$2.5

Included in purchased power costs are the costs associated with WMECO's basic service charge and deferred energy supply costs.  The basic service charge recovers energy-related costs incurred as a result of providing electric generation service supply to all customers who have not migrated to third party suppliers.  The decrease in purchased power costs was due primarily to lower prices associated with the procurement of energy supply. The increase in transmission costs was primarily the result of an increase in Local Network Service charges, which reflect the cost of transmission service provided by Eversource over Eversource’s local transmission network.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased for the six months ended June 30, 2017, as compared to the same period in 2016, driven by a $1.0 million increase in tracked costs, which was primarily attributable to higher transmission expenses, partially offset by the deferral adjustment for RECs generated and sold by the WMECO solar program, and lower tracked employee-related expenses. Non-tracked costs decreased $0.7 million, which was primarily attributable to lower employee-related expenses, partially offset by higher shared corporate costs and higher storm restoration costs.

Amortization of Regulatory (Liabilities)/Assets, Net expense decreased for the six months ended June 30, 2017, as compared to the same period in 2016, due to the timing of refunds or recovery of tracked costs to/from customers in rates.  These costs have no impact on earnings.

Income Tax Expense increased for the six months ended June 30, 2017, as compared to the same period in 2016, due primarily to higher pre-tax earnings ($2.4 million) partially offset by items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.3 million).

EARNINGS SUMMARY

WMECO's earnings increased $4.7 million for the six months ended June 30, 2017, as compared to the same period in 2016, due primarily to an increase in transmission earnings driven by a higher transmission rate base, and higher energy efficiency incentives earned, partially offset by higher depreciation expense.

LIQUIDITY

WMECO had cash flows provided by operating activities of $77.7 million for the six months ended June 30, 2017, as compared to $95.9 million in the same period of 2016.  The decrease in operating cash flows was due primarily to a decrease of $20.6 million in income tax refunds in 2017, as compared to 2016, and changes in the timing of working capital items.

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

Our Regulated companies are subject to credit risk from certain long-term or high-volume supply contracts with energy marketing companies.  Our Regulated companies manage the credit risk with these counterparties in accordance with established credit risk practices and monitor contracting risks, including credit risk.  As of June 30, 2017, our Regulated companies did not hold collateral (letters of credit) from counterparties related to our standard service contracts.  As of June 30, 2017, Eversource had $24.4 million of cash posted with ISO-NE related to energy transactions.

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

Management, on behalf of Eversource, CL&P, NSTAR Electric, PSNH and WMECO, evaluated the design and operation of the disclosure controls and procedures as of June 30, 2017 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC.  This evaluation was made under management's supervision and with management's participation, including the principal executive officer and principal financial officer as of the end of the period covered by this Quarterly Report on Form 10-Q.  There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The principal executive officer and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of Eversource, CL&P, NSTAR Electric, PSNH and WMECO are effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in internal controls over financial reporting for Eversource, CL&P, NSTAR Electric, PSNH and WMECO during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are parties to various legal proceedings.  We have disclosed these legal proceedings in Part I, Item 3, "Legal Proceedings," and elsewhere in our 2016 Form 10-K.  These disclosures are incorporated herein by reference.

On May 22, 2017, each of the Yankee Companies filed subsequent lawsuits against the DOE in the Court of Federal Claims seeking damages totaling approximately $100 million for CYAPC, YAEC and MYAPC, covering the years from 2013 to 2016 (“DOE Phase IV”). The DOE Phase IV trial is expected to begin in 2018. For a further discussion of the Yankee Companies v. U.S. Department of Energy, see Part I, Item 3, “Legal Proceedings” of our 2016 Form 10-K.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
April 1 - April 30, 2017	99,603	$58.97	—	—
May 1 - May 31, 2017	87,838	61.50	—	—
June 1 - June 30, 2017	99,022	62.10	—	—
Total	286,463	$60.83	—	—

ITEM 6.	EXHIBITS

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

Listing of Exhibits (NSTAR Electric Company)

*	4.1	A Form of 3.20% Debenture due 2027 (Exhibit 4, NSTAR Electric Company Current Report on Form 8-K filed on May 18, 2017 (Exhibit 4, File No. 001-02301)

	12	Ratio of Earnings to Fixed Charges

	31	Certification by the Chairman of NSTAR Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.1	Certification by the Chief Financial Officer of NSTAR Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32	Certification by the Chairman and the Chief Financial Officer of NSTAR Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Listing of Exhibits (PSNH)

	12	Ratio of Earnings to Fixed Charges

	31	Certification by the Chairman of Public Service Company of New Hampshire pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.1	Certification by the Chief Financial Officer of Public Service Company of New Hampshire pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

EVERSOURCE ENERGY

August 4, 2017	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY

August 4, 2017	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR ELECTRIC COMPANY

August 4, 2017	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

August 4, 2017	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN MASSACHUSETTS ELECTRIC COMPANY

August 4, 2017	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer