Form 10-Q
period 2017-09-30
EVERSOURCE ENERGY; CONNECTICUT LIGHT & POWER CO; NSTAR ELECTRIC CO; WESTERN MASSACHUSETTS ELECTRIC CO; PUBLIC SERVICE CO OF NEW HAMPSHIRE
filed 2017-11-03
CIK 72741, 23426, 13372, 106170, 315256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

	Yes	No

Eversource Energy	☐	☒
The Connecticut Light and Power Company	☐	☒
NSTAR Electric Company	☐	☒
Public Service Company of New Hampshire	☐	☒
Western Massachusetts Electric Company	☐	☒

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

Company - Class of Stock	Outstanding as of October 31, 2017

Eversource Energy Common Shares, $5.00 par value	316,885,808 shares
The Connecticut Light and Power Company Common Stock, $10.00 par value	6,035,205 shares
NSTAR Electric Company Common Stock, $1.00 par value	100 shares
Public Service Company of New Hampshire Common Stock, $1.00 par value	301 shares
Western Massachusetts Electric Company Common Stock, $25.00 par value	434,653 shares

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

The following is a glossary of abbreviations and acronyms that are found in this report:

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

CL&P	The Connecticut Light and Power Company
NSTAR Electric	NSTAR Electric Company
PSNH	Public Service Company of New Hampshire
WMECO	Western Massachusetts Electric Company
NSTAR Gas	NSTAR Gas Company
Yankee Gas	Yankee Gas Services Company
NPT	Northern Pass Transmission LLC
Northern Pass	The HVDC and associated alternating-current transmission line project from Canada into New Hampshire
Eversource Service	Eversource Energy Service Company
Bay State Wind	A project being developed jointly by Eversource and Denmark-based Ørsted (formerly known as DONG Energy) to construct an offshore wind farm off the coast of Massachusetts
CYAPC	Connecticut Yankee Atomic Power Company
MYAPC	Maine Yankee Atomic Power Company
YAEC	Yankee Atomic Electric Company
Yankee Companies	CYAPC, YAEC and MYAPC
Regulated companies
The Eversource Regulated companies are comprised of the electric distribution and transmission businesses of CL&P, NSTAR Electric, PSNH, and WMECO, the natural gas distribution businesses of Yankee Gas and NSTAR Gas, NPT, and the generation activities of PSNH and WMECO

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

ADIT	Accumulated Deferred Income Taxes
AFUDC	Allowance For Funds Used During Construction
AOCL	Accumulated Other Comprehensive Loss
Aquarion	Aquarion Water Company
ARO	Asset Retirement Obligation
Bcf	Billion cubic feet
C&LM	Conservation and Load Management
CfD	Contract for Differences
Clean Air Project	The construction of a wet flue gas desulphurization system, known as "scrubber technology," to reduce mercury emissions of the Merrimack coal-fired generation station in Bow, New Hampshire
CO2	Carbon dioxide
CPSL	Capital Projects Scheduling List
CTA	Competitive Transition Assessment
CWIP	Construction Work in Progress
EDC	Electric distribution company
EPS	Earnings Per Share

i

ERISA	Employee Retirement Income Security Act of 1974
ESOP	Employee Stock Ownership Plan
ESPP	Employee Share Purchase Plan
Eversource 2016 Form 10-K	The Eversource Energy and Subsidiaries 2016 combined Annual Report on Form 10-K as filed with the SEC
FERC ALJ	FERC Administrative Law Judge
Fitch	Fitch Ratings
FMCC	Federally Mandated Congestion Charge
FTR	Financial Transmission Rights
GAAP	Accounting principles generally accepted in the United States of America
GSC	Generation Service Charge
GSRP	Greater Springfield Reliability Project
GWh	Gigawatt-Hours
HQ	Hydro-Québec, a corporation wholly-owned by the Québec government, including its divisions that produce, transmit and distribute electricity in Québec, Canada
HVDC	High-voltage direct current
Hydro Renewable Energy	Hydro Renewable Energy, Inc., a wholly-owned subsidiary of Hydro-Québec
IPP	Independent Power Producers
ISO-NE Tariff	ISO-NE FERC Transmission, Markets and Services Tariff
kV	Kilovolt
kVa	Kilovolt-ampere
kW	Kilowatt (equal to one thousand watts)
kWh	Kilowatt-Hours (the basic unit of electricity energy equal to one kilowatt of power supplied for one hour)
LBR	Lost Base Revenue
LNG	Liquefied natural gas
LRS	Supplier of last resort service
MMcf	Million cubic feet
MGP	Manufactured Gas Plant
MMBtu	One million British thermal units
Moody's	Moody's Investors Services, Inc.
MW	Megawatt
MWh	Megawatt-Hours
NEEWS	New England East-West Solution
NETOs	New England Transmission Owners (including Eversource, National Grid and Avangrid)
NOx	Nitrogen oxides
OCI	Other Comprehensive Income/(Loss)
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits Other Than Pension
PBOP Plan	Postretirement Benefits Other Than Pension Plan that provides certain retiree benefits, primarily medical, dental and life insurance
PCRBs	Pollution Control Revenue Bonds
Pension Plan	Single uniform noncontributory defined benefit retirement plan
PPA	Pension Protection Act
RECs	Renewable Energy Certificates
Regulatory ROE	The average cost of capital method for calculating the return on equity related to the distribution and generation business segment excluding the wholesale transmission segment
RNS	Regional Network Service
ROE	Return on Equity
RRB	Rate Reduction Bond or Rate Reduction Certificate
RSUs	Restricted share units
S&P	Standard & Poor's Financial Services LLC
SBC	Systems Benefits Charge
SCRC	Stranded Cost Recovery Charge
SERP	Supplemental Executive Retirement Plans and non-qualified defined benefit retirement plans
SIP	Simplified Incentive Plan
SO2	Sulfur dioxide
SS	Standard service
TCAM	Transmission Cost Adjustment Mechanism
TSA	Transmission Service Agreement
UI	The United Illuminating Company

ii

EVERSOURCE ENERGY AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
WESTERN MASSACHUSETTS ELECTRIC COMPANY

iii

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of September 30, 2017	As of December 31, 2016

ASSETS
Current Assets:
Cash and Cash Equivalents	$125,761	$30,251
Receivables, Net	919,959	847,301
Unbilled Revenues	146,634	168,490
Fuel, Materials, Supplies and Inventory	305,035	328,721
Regulatory Assets	746,142	887,625
Prepayments and Other Current Assets	159,939	215,284
Total Current Assets	2,403,470	2,477,672

Property, Plant and Equipment, Net	22,537,304	21,350,510

Deferred Debits and Other Assets:
Regulatory Assets	3,505,901	3,638,688
Goodwill	3,519,401	3,519,401
Marketable Securities	570,255	544,642
Other Long-Term Assets	627,289	522,260
Total Deferred Debits and Other Assets	8,222,846	8,224,991

Total Assets	$33,163,620	$32,053,173

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$18,238	$1,148,500
Long-Term Debt – Current Portion	957,697	773,883
Accounts Payable	794,195	884,521
Obligations to Third Party Suppliers	149,789	122,806
Regulatory Liabilities	170,215	146,787
Other Current Liabilities	530,297	562,108
Total Current Liabilities	2,620,431	3,638,605

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	6,001,589	5,607,207
Regulatory Liabilities	700,207	702,255
Derivative Liabilities	391,910	413,676
Accrued Pension and SERP	946,629	1,141,514
Other Long-Term Liabilities	881,056	853,260
Total Deferred Credits and Other Liabilities	8,921,391	8,717,912

Capitalization:
Long-Term Debt	10,468,193	8,829,354

Noncontrolling Interest – Preferred Stock of Subsidiaries	155,568	155,568

Equity:
Common Shareholders' Equity:
Common Shares	1,669,392	1,669,392
Capital Surplus, Paid In	6,235,846	6,250,224
Retained Earnings	3,474,185	3,175,171
Accumulated Other Comprehensive Loss	(63,615)	(65,282)
Treasury Stock	(317,771)	(317,771)
Common Shareholders' Equity	10,998,037	10,711,734
Total Capitalization	21,621,798	19,696,656

Total Liabilities and Capitalization	$33,163,620	$32,053,173

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars, Except Share Information)	2017	2016	2017	2016

Operating Revenues	$1,988,512	$2,039,706	$5,856,458	$5,862,525

Operating Expenses:
Purchased Power, Fuel and Transmission	651,776	665,810	1,955,129	2,001,929
Operations and Maintenance	300,421	324,734	933,400	965,584
Depreciation	194,466	181,288	571,152	531,781
Amortization of Regulatory Assets, Net	41,848	43,942	58,058	56,223
Energy Efficiency Programs	129,205	149,121	391,761	405,962
Taxes Other Than Income Taxes	168,193	164,942	479,648	479,219
Total Operating Expenses	1,485,909	1,529,837	4,389,148	4,440,698
Operating Income	502,603	509,869	1,467,310	1,421,827
Interest Expense	108,719	99,865	319,477	298,568
Other Income, Net	21,184	13,641	56,304	23,689
Income Before Income Tax Expense	415,068	423,645	1,204,137	1,146,948
Income Tax Expense	152,818	156,446	447,921	428,186
Net Income	262,250	267,199	756,216	718,762
Net Income Attributable to Noncontrolling Interests	1,880	1,880	5,639	5,639
Net Income Attributable to Common Shareholders	$260,370	$265,319	$750,577	$713,123

Basic and Diluted Earnings Per Common Share	$0.82	$0.83	$2.36	$2.24

Dividends Declared Per Common Share	$0.48	$0.45	$1.43	$1.34

Weighted Average Common Shares Outstanding:
Basic	317,393,029	317,787,836	317,415,848	317,696,823
Diluted	317,949,396	318,577,079	318,007,042	318,511,609

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2017	2016	2017	2016

Net Income	$262,250	$267,199	$756,216	$718,762
Other Comprehensive (Loss)/Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	519	534	1,567	1,602
Changes in Unrealized (Losses)/Gains on Marketable Securities	(1,872)	946	733	2,271
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	673	(1,733)	(633)	(2,646)
Other Comprehensive (Loss)/Income, Net of Tax	(680)	(253)	1,667	1,227
Comprehensive Income Attributable to Noncontrolling Interests	(1,880)	(1,880)	(5,639)	(5,639)
Comprehensive Income Attributable to Common Shareholders	$259,690	$265,066	$752,244	$714,350

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2017	2016

Operating Activities:
Net Income	$756,216	$718,762
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	571,152	531,781
Deferred Income Taxes	374,863	301,413
Pension, SERP and PBOP Expense, Net	16,891	31,627
Pension and PBOP Contributions	(197,900)	(121,854)
Regulatory Overrecoveries, Net	185,952	152,808
Amortization of Regulatory Assets, Net	58,058	56,223
Other	(148,741)	(27,671)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(107,473)	(191,454)
Fuel, Materials, Supplies and Inventory	23,686	25,425
Taxes Receivable/Accrued, Net	88,856	347,898
Accounts Payable	(96,551)	(121,513)
Other Current Assets and Liabilities, Net	(32,874)	(53,077)
Net Cash Flows Provided by Operating Activities	1,492,135	1,650,368

Investing Activities:
Investments in Property, Plant and Equipment	(1,642,280)	(1,359,171)
Proceeds from Sales of Marketable Securities	520,664	444,209
Purchases of Marketable Securities	(506,302)	(437,197)
Other Investing Activities	(10,177)	(9,463)
Net Cash Flows Used in Investing Activities	(1,638,095)	(1,361,622)

Financing Activities:
Cash Dividends on Common Shares	(451,562)	(423,471)
Cash Dividends on Preferred Stock	(5,639)	(5,639)
Decrease in Notes Payable	(231,500)	(426,453)
Issuance of Long-Term Debt	1,250,000	800,000
Retirements of Long-Term Debt	(320,000)	(200,000)
Other Financing Activities	171	(17,074)
Net Cash Flows Provided by/(Used in) Financing Activities	241,470	(272,637)
Net Increase in Cash and Cash Equivalents	95,510	16,109
Cash and Cash Equivalents - Beginning of Period	30,251	23,947
Cash and Cash Equivalents - End of Period	$125,761	$40,056

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of September 30, 2017	As of December 31, 2016

ASSETS
Current Assets:
Cash	$9,364	$6,579
Receivables, Net	404,065	359,132
Accounts Receivable from Affiliated Companies	29,287	16,851
Unbilled Revenues	48,625	50,373
Materials, Supplies and Inventory	44,516	52,050
Regulatory Assets	274,982	335,526
Prepaid Property Taxes	55,375	19,678
Prepayments and Other Current Assets	13,832	32,992
Total Current Assets	880,046	873,181

Property, Plant and Equipment, Net	8,107,957	7,632,392

Deferred Debits and Other Assets:
Regulatory Assets	1,312,191	1,391,564
Other Long-Term Assets	145,246	137,907
Total Deferred Debits and Other Assets	1,457,437	1,529,471

Total Assets	$10,445,440	$10,035,044

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$—	$80,100
Long-Term Debt – Current Portion	300,000	250,000
Accounts Payable	292,234	289,532
Accounts Payable to Affiliated Companies	80,899	88,075
Obligations to Third Party Suppliers	52,865	55,520
Accrued Taxes	64,332	16,090
Regulatory Liabilities	69,296	47,055
Derivative Liabilities	59,895	77,765
Other Current Liabilities	99,467	104,309
Total Current Liabilities	1,018,988	1,008,446

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	2,089,480	1,987,661
Regulatory Liabilities	98,777	100,138
Derivative Liabilities	391,758	412,750
Accrued Pension, SERP and PBOP	297,492	300,208
Other Long-Term Liabilities	134,870	123,244
Total Deferred Credits and Other Liabilities	3,012,377	2,924,001

Capitalization:
Long-Term Debt	2,758,851	2,516,010

Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200

Common Stockholder's Equity:
Common Stock	60,352	60,352
Capital Surplus, Paid In	2,110,752	2,110,714
Retained Earnings	1,367,650	1,299,374
Accumulated Other Comprehensive Income/(Loss)	270	(53)
Common Stockholder's Equity	3,539,024	3,470,387
Total Capitalization	6,414,075	6,102,597

Total Liabilities and Capitalization	$10,445,440	$10,035,044

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2017	2016	2017	2016

Operating Revenues	$774,762	$760,037	$2,173,629	$2,175,141

Operating Expenses:
Purchased Power and Transmission	259,005	253,509	711,154	760,613
Operations and Maintenance	123,107	123,034	359,834	356,409
Depreciation	63,727	57,675	184,275	172,175
Amortization of Regulatory Assets, Net	34,574	23,418	58,799	30,308
Energy Efficiency Programs	37,739	44,381	106,483	117,969
Taxes Other Than Income Taxes	79,067	81,948	223,482	227,981
Total Operating Expenses	597,219	583,965	1,644,027	1,665,455
Operating Income	177,543	176,072	529,602	509,686
Interest Expense	36,313	36,083	106,577	108,561
Other Income, Net	7,509	3,669	14,070	10,881
Income Before Income Tax Expense	148,739	143,658	437,095	412,006
Income Tax Expense	52,595	57,026	159,450	155,453
Net Income	$96,144	$86,632	$277,645	$256,553

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2017	2016	2017	2016

Net Income	$96,144	$86,632	$277,645	$256,553
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	96	111	298	333
Changes in Unrealized (Losses)/Gains on Marketable Securities	(64)	33	25	78
Other Comprehensive Income, Net of Tax	32	144	323	411
Comprehensive Income	$96,176	$86,776	$277,968	$256,964

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2017	2016

Operating Activities:
Net Income	$277,645	$256,553
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	184,275	172,175
Deferred Income Taxes	90,132	109,637
Pension, SERP, and PBOP Expense, Net of PBOP Contributions	4,546	4,825
Regulatory Overrecoveries, Net	71,413	33,492
Amortization of Regulatory Assets, Net	58,799	30,308
Other	(22,113)	(14,873)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(70,936)	(100,074)
Taxes Receivable/Accrued, Net	69,335	197,422
Accounts Payable	(1,649)	(30,168)
Other Current Assets and Liabilities, Net	(38,111)	(44,908)
Net Cash Flows Provided by Operating Activities	623,336	614,389

Investing Activities:
Investments in Property, Plant and Equipment	(621,882)	(438,518)
Proceeds from the Sale of Property, Plant and Equipment	—	9,047
Other Investing Activities	185	310
Net Cash Flows Used in Investing Activities	(621,697)	(429,161)

Financing Activities:
Cash Dividends on Common Stock	(205,200)	(149,700)
Cash Dividends on Preferred Stock	(4,169)	(4,169)
Capital Contributions from Eversource Parent	—	145,700
Issuance of Long-Term Debt	525,000	—
Retirement of Long-Term Debt	(250,000)	—
Decrease in Notes Payable to Eversource Parent	(80,100)	(168,900)
Premium on Issuance of Long-Term Debt	21,937	—
Other Financing Activities	(6,322)	(609)
Net Cash Flows Provided by/(Used in) Financing Activities	1,146	(177,678)
Net Increase in Cash	2,785	7,550
Cash - Beginning of Period	6,579	1,057
Cash - End of Period	$9,364	$8,607

The accompanying notes are an integral part of these unaudited condensed financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of September 30, 2017	As of December 31, 2016

ASSETS
Current Assets:
Cash and Cash Equivalents	$89,915	$3,494
Receivables, Net	322,193	257,557
Accounts Receivable from Affiliated Companies	13,632	8,581
Unbilled Revenues	39,160	31,632
Taxes Receivable	—	39,738
Materials, Supplies and Inventory	53,203	62,288
Regulatory Assets	230,620	289,400
Prepayments and Other Current Assets	16,550	14,906
Total Current Assets	765,273	707,596

Property, Plant and Equipment, Net	6,268,689	6,051,835

Deferred Debits and Other Assets:
Regulatory Assets	1,049,324	1,057,746
Prepaid PBOP	115,367	95,073
Other Long-Term Assets	79,653	60,572
Total Deferred Debits and Other Assets	1,244,344	1,213,391

Total Assets	$8,278,306	$7,972,822

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$—	$126,500
Long-Term Debt – Current Portion	43,814	400,000
Accounts Payable	198,251	232,599
Accounts Payable to Affiliated Companies	81,953	91,532
Obligations to Third Party Suppliers	86,346	55,863
Renewable Portfolio Standards Compliance Obligations	69,527	75,571
Accrued Taxes	32,021	3,922
Regulatory Liabilities	65,520	63,653
Other Current Liabilities	58,628	67,200
Total Current Liabilities	636,060	1,116,840

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,910,328	1,836,292
Regulatory Liabilities	392,851	391,823
Accrued Pension and SERP	39,830	111,827
Other Long-Term Liabilities	135,613	123,194
Total Deferred Credits and Other Liabilities	2,478,622	2,463,136

Capitalization:
Long-Term Debt	2,382,392	1,678,116

Preferred Stock Not Subject to Mandatory Redemption	43,000	43,000

Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	1,047,678	1,045,378
Retained Earnings	1,690,198	1,625,984
Accumulated Other Comprehensive Income	356	368
Common Stockholder's Equity	2,738,232	2,671,730
Total Capitalization	5,163,624	4,392,846

Total Liabilities and Capitalization	$8,278,306	$7,972,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2017	2016	2017	2016

Operating Revenues	$725,701	$780,462	$1,913,548	$1,985,979

Operating Expenses:
Purchased Power and Transmission	259,400	291,382	689,784	764,907
Operations and Maintenance	92,571	96,282	266,203	279,932
Depreciation	56,200	54,695	167,598	159,151
Amortization of Regulatory Assets, Net	9,845	9,621	17,806	18,275
Energy Efficiency Programs	71,615	84,717	198,803	212,882
Taxes Other Than Income Taxes	37,052	35,050	99,090	101,800
Total Operating Expenses	526,683	571,747	1,439,284	1,536,947
Operating Income	199,018	208,715	474,264	449,032
Interest Expense	24,488	21,101	69,962	62,206
Other Income, Net	3,426	5,022	8,703	7,524
Income Before Income Tax Expense	177,956	192,636	413,005	394,350
Income Tax Expense	69,796	75,440	161,320	154,493
Net Income	$108,160	$117,196	$251,685	$239,857

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2017	2016	2017	2016

Net Income	$108,160	$117,196	$251,685	$239,857
Other Comprehensive Loss, Net of Tax:
Changes in Funded Status of SERP Benefit Plan	(4)	(10)	(12)	(31)
Other Comprehensive Loss, Net of Tax	(4)	(10)	(12)	(31)
Comprehensive Income	$108,156	$117,186	$251,673	$239,826

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2017	2016

Operating Activities:
Net Income	$251,685	$239,857
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	167,598	159,151
Deferred Income Taxes	71,327	40,960
Pension, SERP and PBOP (Benefits)/Expense, Net	(7,305)	1,370
Pension and PBOP Contributions	(83,040)	(26,734)
Regulatory Overrecoveries, Net	61,356	131,774
Amortization of Regulatory Assets, Net	17,806	18,275
Other	(23,120)	(20,088)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(95,398)	(103,444)
Materials, Supplies and Inventory	9,086	30,659
Taxes Receivable/Accrued, Net	67,501	141,379
Accounts Payable	(38,486)	(22,913)
Other Current Assets and Liabilities, Net	13,961	(25,942)
Net Cash Flows Provided by Operating Activities	412,971	564,304

Investing Activities:
Investments in Property, Plant and Equipment	(358,041)	(327,731)
Other Investing Activities	(3,617)	—
Net Cash Flows Used in Investing Activities	(361,658)	(327,731)

Financing Activities:
Cash Dividends on Common Stock	(186,000)	(278,300)
Cash Dividends on Preferred Stock	(1,470)	(1,470)
Capital Contributions from Eversource Parent	2,300	25,000
Decrease in Notes Payable	(126,500)	(26,500)
Issuance of Long-Term Debt	350,000	250,000
Retirements of Long-Term Debt	—	(200,000)
Other Financing Activities	(3,222)	(2,495)
Net Cash Flows Provided by/(Used in) Financing Activities	35,108	(233,765)
Increase in Cash and Cash Equivalents	86,421	2,808
Cash and Cash Equivalents - Beginning of Period	3,494	3,346
Cash and Cash Equivalents - End of Period	$89,915	$6,154

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of September 30, 2017	As of December 31, 2016

ASSETS
Current Assets:
Cash	$597	$4,646
Receivables, Net	93,299	84,450
Accounts Receivable from Affiliated Companies	24,331	4,185
Unbilled Revenues	37,133	41,004
Fuel, Materials, Supplies and Inventory	158,091	162,354
Regulatory Assets	112,465	117,240
Prepayments and Other Current Assets	3,797	28,908
Total Current Assets	429,713	442,787

Property, Plant and Equipment, Net	3,167,905	3,039,313

Deferred Debits and Other Assets:
Regulatory Assets	244,561	245,525
Other Long-Term Assets	51,740	37,720
Total Deferred Debits and Other Assets	296,301	283,245

Total Assets	$3,893,919	$3,765,345

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$202,300	$160,900
Long-Term Debt – Current Portion	110,000	70,000
Accounts Payable	92,201	85,716
Accounts Payable to Affiliated Companies	42,788	29,154
Regulatory Liabilities	7,923	12,659
Other Current Liabilities	61,210	43,253
Total Current Liabilities	516,422	401,682

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	827,412	785,385
Regulatory Liabilities	40,822	44,779
Accrued Pension, SERP and PBOP	98,553	94,652
Other Long-Term Liabilities	54,131	49,442
Total Deferred Credits and Other Liabilities	1,020,918	974,258

Capitalization:
Long-Term Debt	892,581	1,002,048

Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	843,134	843,134
Retained Earnings	625,012	549,286
Accumulated Other Comprehensive Loss	(4,148)	(5,063)
Common Stockholder's Equity	1,463,998	1,387,357
Total Capitalization	2,356,579	2,389,405

Total Liabilities and Capitalization	$3,893,919	$3,765,345

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2017	2016	2017	2016

Operating Revenues	$250,032	$266,946	$733,572	$727,753

Operating Expenses:
Purchased Power, Fuel and Transmission	57,099	59,833	179,289	155,700
Operations and Maintenance	63,669	64,183	191,153	187,184
Depreciation	32,084	29,646	95,266	86,524
Amortization of Regulatory Assets/(Liabilities), Net	2,835	14,158	(10,658)	14,490
Energy Efficiency Programs	4,007	3,983	11,040	10,862
Taxes Other Than Income Taxes	22,936	20,460	66,935	64,543
Total Operating Expenses	182,630	192,263	533,025	519,303
Operating Income	67,402	74,683	200,547	208,450
Interest Expense	12,896	12,397	38,676	37,386
Other Income, Net	1,229	574	2,883	1,007
Income Before Income Tax Expense	55,735	62,860	164,754	172,071
Income Tax Expense	22,012	24,345	65,128	66,242
Net Income	$33,723	$38,515	$99,626	$105,829

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2017	2016	2017	2016

Net Income	$33,723	$38,515	$99,626	$105,829
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	291	290	872	871
Changes in Unrealized (Losses)/Gains on Marketable Securities	(112)	56	43	135
Other Comprehensive Income, Net of Tax	179	346	915	1,006
Comprehensive Income	$33,902	$38,861	$100,541	$106,835

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2017	2016

Operating Activities:
Net Income	$99,626	$105,829
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	95,266	86,524
Deferred Income Taxes	43,217	74,522
Regulatory Over/(Under) Recoveries, Net	8,910	(4,289)
Amortization of Regulatory (Liabilities)/Assets, Net	(10,658)	14,490
Other	(7,792)	(12,660)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(30,276)	(28,754)
Fuel, Materials, Supplies and Inventory	4,263	(4,014)
Taxes Receivable/Accrued, Net	10,749	33,589
Accounts Payable	18,394	14,508
Other Current Assets and Liabilities, Net	32,296	26,207
Net Cash Flows Provided by Operating Activities	263,995	305,952

Investing Activities:
Investments in Property, Plant and Equipment	(215,470)	(215,804)
Other Investing Activities	113	272
Net Cash Flows Used in Investing Activities	(215,357)	(215,532)

Financing Activities:
Cash Dividends on Common Stock	(23,900)	(58,200)
Capital Contributions from Eversource Parent	—	94,500
Retirements of Long-Term Debt	(70,000)	—
Increase/(Decrease) in Notes Payable to Eversource Parent	41,400	(123,800)
Other Financing Activities	(187)	(217)
Net Cash Flows Used in Financing Activities	(52,687)	(87,717)
Net (Decrease)/Increase in Cash	(4,049)	2,703
Cash - Beginning of Period	4,646	1,733
Cash - End of Period	$597	$4,436

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of September 30, 2017	As of December 31, 2016

ASSETS
Current Assets:
Receivables, Net	$58,034	$54,940
Accounts Receivable from Affiliated Companies	23,440	14,425
Unbilled Revenues	15,000	15,329
Materials, Supplies and Inventory	6,221	8,618
Regulatory Assets	60,606	64,123
Prepayments and Other Current Assets	1,297	2,595
Total Current Assets	164,598	160,030

Property, Plant and Equipment, Net	1,769,566	1,678,262

Deferred Debits and Other Assets:
Regulatory Assets	121,796	127,291
Other Long-Term Assets	38,934	29,062
Total Deferred Debits and Other Assets	160,730	156,353

Total Assets	$2,094,894	$1,994,645

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$96,900	$51,000
Accounts Payable	58,518	56,036
Accounts Payable to Affiliated Companies	22,181	19,478
Obligations to Third Party Suppliers	9,736	10,508
Renewable Portfolio Standards Compliance Obligations	16,144	20,383
Regulatory Liabilities	10,236	14,888
Other Current Liabilities	13,020	14,984
Total Current Liabilities	226,735	187,277

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	519,998	490,793
Regulatory Liabilities	22,726	17,227
Accrued Pension, SERP and PBOP	18,038	20,390
Other Long-Term Liabilities	45,831	41,308
Total Deferred Credits and Other Liabilities	606,593	569,718

Capitalization:
Long-Term Debt	566,172	566,536

Common Stockholder's Equity:
Common Stock	10,866	10,866
Capital Surplus, Paid In	444,398	444,398
Retained Earnings	242,157	218,212
Accumulated Other Comprehensive Loss	(2,027)	(2,362)
Common Stockholder's Equity	695,394	671,114
Total Capitalization	1,261,566	1,237,650

Total Liabilities and Capitalization	$2,094,894	$1,994,645

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2017	2016	2017	2016

Operating Revenues	$126,335	$124,042	$377,214	$368,533

Operating Expenses:
Purchased Power and Transmission	34,828	32,178	109,553	104,406
Operations and Maintenance	21,528	24,125	65,769	68,018
Depreciation	12,546	11,567	36,844	34,414
Amortization of Regulatory Assets/(Liabilities), Net	286	1,102	(563)	3,305
Energy Efficiency Programs	10,996	12,389	29,739	33,593
Taxes Other Than Income Taxes	10,779	10,609	31,403	30,440
Total Operating Expenses	90,963	91,970	272,745	274,176
Operating Income	35,372	32,072	104,469	94,357
Interest Expense	6,321	6,222	18,752	18,298
Other Income, Net	1,060	179	1,409	133
Income Before Income Tax Expense	30,111	26,029	87,126	76,192
Income Tax Expense	12,504	10,018	34,680	30,089
Net Income	$17,607	$16,011	$52,446	$46,103

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Thousands of Dollars)	2017	2016	2017	2016

Net Income	$17,607	$16,011	$52,446	$46,103
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	109	109	328	328
Changes in Unrealized (Losses)/Gains on Marketable Securities	(18)	9	7	22
Other Comprehensive Income, Net of Tax	91	118	335	350
Comprehensive Income	$17,698	$16,129	$52,781	$46,453

The accompanying notes are an integral part of these unaudited condensed financial statements.

WESTERN MASSACHUSETTS ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(Thousands of Dollars)	2017	2016

Operating Activities:
Net Income	$52,446	$46,103
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	36,844	34,414
Deferred Income Taxes	29,008	15,587
Regulatory Overrecoveries, Net	10,291	323
Amortization of Regulatory (Liabilities)/Assets, Net	(563)	3,305
Other	(10,182)	(2,532)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(16,818)	1,933
Taxes Receivable/Accrued, Net	4,203	36,658
Accounts Payable	(5,777)	(16,240)
Other Current Assets and Liabilities, Net	(7,482)	5,277
Net Cash Flows Provided by Operating Activities	91,970	124,828

Investing Activities:
Investments in Property, Plant and Equipment	(109,233)	(104,811)
Proceeds from Sales of Marketable Securities	1,641	1,934
Purchases of Marketable Securities	(1,590)	(1,894)
Net Cash Flows Used in Investing Activities	(109,182)	(104,771)

Financing Activities:
Cash Dividends on Common Stock	(28,500)	(28,500)
Capital Contributions from Eversource Parent	—	53,000
Increase/(Decrease) in Notes Payable to Eversource Parent	45,900	(95,200)
Issuance of Long-Term Debt	—	50,000
Other Financing Activities	(188)	(191)
Net Cash Flows Provided by/(Used in) Financing Activities	17,212	(20,891)
Net Decrease in Cash	—	(834)
Cash - Beginning of Period	—	834
Cash - End of Period	$—	$—

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

On June 2, 2017, Eversource announced that it had entered into an agreement to acquire Aquarion from Macquarie Infrastructure Partners for $1.675 billion, consisting of approximately $880 million in cash and $795 million of assumed Aquarion debt. The transaction requires approval from PURA, the DPU, the NHPUC, the Maine PUC, and the Federal Communications Commission, and is also subject to a review under the Hart-Scott-Rodino Act. On June 29, 2017, Eversource and Aquarion filed joint applications with regulatory agencies in Connecticut, Massachusetts, New Hampshire and Maine requesting approval of the transaction. With the exception of Massachusetts, all state and federal regulatory agency approvals have been received and the related review period has expired. The transaction is expected to close by December 31, 2017.

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

The financial statements contain, in the opinion of management, all adjustments (including normal, recurring adjustments) necessary to present fairly Eversource's, CL&P's, NSTAR Electric's, PSNH's and WMECO's financial position as of September 30, 2017 and December 31, 2016, the results of operations and comprehensive income for the three and nine months ended September 30, 2017 and 2016, and the cash flows for the nine months ended September 30, 2017 and 2016.  The results of operations and comprehensive income for the three and nine months ended September 30, 2017 and 2016 and the cash flows for the nine months ended September 30, 2017 and 2016 are not necessarily indicative of the results expected for a full year.

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

B.    Accounting Standards
Accounting Standards Issued but Not Yet Effective:  In May 2014, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which amends existing revenue recognition guidance and is required to be applied retrospectively (either to each reporting period presented or cumulatively at the date of initial application).  The Company will implement the standard in the first quarter of 2018 cumulatively at the date of initial application. Implementation of the ASU is not expected to have a material effect on the financial statements of Eversource, CL&P, NSTAR Electric, PSNH or WMECO.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Liabilities, which is required to be implemented in the first quarter of 2018.  The ASU will remove the available-for-sale designation for equity securities, whereby changes in fair value are recorded in accumulated other comprehensive income within shareholders' equity, and will require changes in fair value of all equity securities to be recorded in earnings beginning on January 1, 2018, with the unrealized gain or loss on available-for-sale equity securities as of that date reclassified to retained earnings as a cumulative effect of adoption.  The fair value of available-for-sale equity securities subject to this guidance as of September 30, 2017 was approximately $51 million with an unrealized gain of $1.7 million.  The remaining available-for-sale equity securities included in marketable securities on the balance sheet are held in nuclear decommissioning trusts and are subject to regulatory accounting treatment and will not be impacted by this guidance. Implementation of the ASU for other financial instruments is not expected to have a material impact on the financial statements of Eversource, CL&P, NSTAR Electric, PSNH or WMECO.

In February 2016, the FASB issued ASU 2016-02, Leases, which changes existing lease accounting guidance and is required to be applied in the first quarter of 2019, with earlier application permitted.  The ASU lease criteria are required to be applied to leases and lease renewals entered into effective January 1, 2019, and leases entered into before that date are required to be recognized and measured using a modified retrospective approach. The Company is reviewing the requirements of ASU 2016-02, including balance sheet recognition of leases previously deemed to be operating leases, and expects to implement the ASU in the first quarter of 2019.

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, required to be implemented in the first quarter of 2018. The ASU requires separate presentation of service cost from other components of net pension and PBOP costs, with the other components presented as non-operating income and not subject to capitalization. The ASU is required to be applied retrospectively for the separate presentation in the income statement of service costs and other components and prospectively in the balance sheet for the capitalization of only the service cost component. The implementation of the ASU will not have an impact on the net income of Eversource, CL&P, NSTAR Electric, PSNH or WMECO.

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

The PURA allows CL&P and Yankee Gas to accelerate the recovery of accounts receivable balances attributable to qualified customers under financial or medical duress (uncollectible hardship accounts receivable) outstanding for greater than 180 days and 90 days, respectively.  The DPU allows WMECO and NSTAR Gas also to recover in rates amounts associated with certain uncollectible hardship accounts receivable.  Certain of NSTAR Electric's uncollectible hardship accounts receivable are expected to be recovered in future rates, similar to WMECO and NSTAR Gas. These uncollectible customer account balances are included in Regulatory Assets or Other Long-Term Assets on the balance sheets.

The total provision for uncollectible accounts and for uncollectible hardship accounts, which is included in the total provision, is included in Receivables, Net on the balance sheets, and was as follows:

	Total Provision for Uncollectible Accounts		Uncollectible Hardship
(Millions of Dollars)	As of September 30, 2017	As of December 31, 2016	As of September 30, 2017	As of December 31, 2016
Eversource	$196.8	$200.6	$126.3	$119.9
CL&P	77.6	86.4	64.6	67.7
NSTAR Electric	55.7	54.8	32.3	26.2
PSNH	10.6	9.9	—	—
WMECO	17.0	15.5	11.3	9.9

D.    Fair Value Measurements
Fair value measurement guidance is applied to derivative contracts that are not elected or designated as "normal purchases" or "normal sales" ("normal") and to the marketable securities held in trusts.  Fair value measurement guidance is also applied to valuations of the investments used to calculate the funded status of pension and PBOP plans, the nonrecurring fair value measurements of nonfinancial assets such as goodwill and AROs, and the estimated fair value of preferred stock and long-term debt.

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

E.    Other Income, Net
Items included within Other Income, Net on the statements of income primarily consist of income/(loss) related to equity method investments, investment income/(loss), interest income and AFUDC related to equity funds.  For the three and nine months ended September 30, 2017, Eversource had equity in earnings of $5.1 million and $23.0 million, respectively, related to its equity method investments. For the three and nine months ended September 30, 2016 Eversource had equity in earnings of $0.9 million and losses of $2.0 million, respectively, related to its equity method investments. Investment income/(loss) primarily relates to debt and equity securities held in trust.  For further information, see Note 5, "Marketable Securities," to the financial statements.

F.    Other Taxes
Gross receipts taxes levied by the state of Connecticut are collected by CL&P and Yankee Gas from their respective customers.  These gross receipts taxes are shown separately with collections in Operating Revenues and with payments in Taxes Other Than Income Taxes on the statements of income as follows:

	For the Three Months Ended		For the Nine Months Ended
(Millions of Dollars)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Eversource	$40.3	$45.1	$118.2	$124.8
CL&P	37.8	42.6	103.5	112.2

As agents for state and local governments, Eversource's companies that serve customers in Connecticut and Massachusetts collect certain sales taxes that are recorded on a net basis with no impact on the statements of income.

G.    Supplemental Cash Flow Information
Non-cash investing activities include plant additions included in Accounts Payable as follows:

(Millions of Dollars)	As of September 30, 2017	As of September 30, 2016
Eversource	$307.7	$203.6
CL&P	113.4	64.5
NSTAR Electric	55.4	39.4
PSNH	39.6	31.0
WMECO	37.1	17.6

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

Regulatory Assets:  The components of regulatory assets were as follows:

Eversource	As of September 30, 2017	As of December 31, 2016
(Millions of Dollars)
Benefit Costs	$1,793.8	$1,817.8
Derivative Liabilities	385.1	423.3
Income Taxes, Net	652.7	644.5
Storm Restoration Costs	330.1	385.3
Goodwill-related	449.0	464.4
Regulatory Tracker Mechanisms	470.7	576.6
Asset Retirement Obligations	104.8	99.3
Other Regulatory Assets	65.8	115.1
Total Regulatory Assets	4,252.0	4,526.3
Less: Current Portion	746.1	887.6
Total Long-Term Regulatory Assets	$3,505.9	$3,638.7

	As of September 30, 2017				As of December 31, 2016
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	NSTAR Electric	PSNH	WMECO
Benefit Costs	$415.8	$436.7	$183.2	$84.8	$429.3	$438.6	$184.2	$86.7
Derivative Liabilities	381.6	2.4	—	—	420.5	2.8	—	—
Income Taxes, Net	441.1	92.4	22.3	30.5	437.0	89.7	24.2	30.8
Storm Restoration Costs	195.7	112.4	9.2	12.8	239.8	112.5	17.1	15.9
Goodwill-related	—	385.5	—	—	—	398.7	—	—
Regulatory Tracker Mechanisms	87.9	201.1	108.0	44.4	123.9	257.3	104.5	46.7
Asset Retirement Obligations	35.1	33.9	16.8	4.5	33.2	31.9	16.2	4.2
Other Regulatory Assets	30.0	15.5	17.6	5.4	43.4	15.6	16.5	7.1
Total Regulatory Assets	1,587.2	1,279.9	357.1	182.4	1,727.1	1,347.1	362.7	191.4
Less: Current Portion	275.0	230.6	112.5	60.6	335.5	289.4	117.2	64.1
Total Long-Term Regulatory Assets	$1,312.2	$1,049.3	$244.6	$121.8	$1,391.6	$1,057.7	$245.5	$127.3

Regulatory Costs in Other Long-Term Assets:  Eversource's Regulated companies had $108.7 million (including $3.9 million for CL&P, $42.3 million for NSTAR Electric, $18.5 million for PSNH, and $25.7 million for WMECO) and $86.3 million (including $5.9 million for CL&P, $35.0 million for NSTAR Electric, $8.2 million for PSNH, and $20.1 million for WMECO) of additional regulatory costs as of September 30, 2017 and December 31, 2016, respectively, that were included in Other Long-Term Assets on the balance sheets.  These amounts represent incurred costs for which recovery has not yet been specifically approved by the applicable regulatory agency.  However, based on regulatory policies or past precedent on similar costs, management believes it is probable that these costs will ultimately be approved and recovered from customers in rates.

Regulatory Liabilities:  The components of regulatory liabilities were as follows:

Eversource	As of September 30, 2017	As of December 31, 2016
(Millions of Dollars)
Cost of Removal	$470.3	$459.7
Benefit Costs	125.5	136.2
Regulatory Tracker Mechanisms	175.8	145.3
AFUDC - Transmission	65.4	65.8
Other Regulatory Liabilities	33.4	42.1
Total Regulatory Liabilities	870.4	849.1
Less: Current Portion	170.2	146.8
Total Long-Term Regulatory Liabilities	$700.2	$702.3

	As of September 30, 2017				As of December 31, 2016
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	NSTAR Electric	PSNH	WMECO
Cost of Removal	$40.5	$278.8	$40.5	$11.7	$38.8	$271.6	$44.1	$8.6
Benefit Costs	—	106.0	—	—	—	113.1	—	—
Regulatory Tracker Mechanisms	57.1	65.5	5.6	12.7	37.2	63.7	10.7	14.7
AFUDC - Transmission	49.2	7.7	—	8.5	50.2	6.9	—	8.7
Other Regulatory Liabilities	21.3	0.4	2.6	—	21.0	0.2	2.7	0.1
Total Regulatory Liabilities	168.1	458.4	48.7	32.9	147.2	455.5	57.5	32.1
Less: Current Portion	69.3	65.5	7.9	10.2	47.1	63.7	12.7	14.9
Total Long-Term Regulatory Liabilities	$98.8	$392.9	$40.8	$22.7	$100.1	$391.8	$44.8	$17.2

3.    PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

The following tables summarize property, plant and equipment by asset category:

Eversource	As of September 30, 2017	As of December 31, 2016
(Millions of Dollars)
Distribution - Electric	$14,217.3	$13,716.9
Distribution - Natural Gas	3,158.1	3,010.4
Transmission - Electric	8,918.2	8,517.4
Generation	1,215.8	1,224.2
Electric and Natural Gas Utility	27,509.4	26,468.9
Other (1)	679.9	591.6
Property, Plant and Equipment, Gross	28,189.3	27,060.5
Less: Accumulated Depreciation
Electric and Natural Gas Utility	(6,838.5)	(6,480.4)
Other	(274.4)	(242.0)
Total Accumulated Depreciation	(7,112.9)	(6,722.4)
Property, Plant and Equipment, Net	21,076.4	20,338.1
Construction Work in Progress (2)	1,460.9	1,012.4
Total Property, Plant and Equipment, Net	$22,537.3	$21,350.5

(1) These assets are primarily comprised of building improvements, computer software, hardware and equipment at Eversource Service.
(2) As of September 30, 2017, the total CWIP related to NPT was approximately $201 million.

	As of September 30, 2017				As of December 31, 2016
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	NSTAR Electric	PSNH	WMECO
Distribution	$5,797.6	$5,543.1	$2,048.8	$868.1	$5,562.9	$5,402.3	$1,949.8	$841.9
Transmission	4,061.2	2,545.0	1,115.7	1,147.9	3,912.9	2,435.8	1,059.3	1,061.1
Generation	—	—	1,179.8	36.0	—	—	1,188.2	36.0
Property, Plant and Equipment, Gross	9,858.8	8,088.1	4,344.3	2,052.0	9,475.8	7,838.1	4,197.3	1,939.0
Less: Accumulated Depreciation	(2,207.0)	(2,143.8)	(1,315.7)	(356.5)	(2,082.4)	(2,025.4)	(1,254.7)	(338.8)
Property, Plant and Equipment, Net	7,651.8	5,944.3	3,028.6	1,695.5	7,393.4	5,812.7	2,942.6	1,600.2
Construction Work in Progress	456.2	324.4	139.3	74.1	239.0	239.1	96.7	78.1
Total Property, Plant and Equipment, Net	$8,108.0	$6,268.7	$3,167.9	$1,769.6	$7,632.4	$6,051.8	$3,039.3	$1,678.3

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

The gross fair values of derivative assets and liabilities with the same counterparty are offset and reported as net Derivative Assets or Derivative Liabilities, with current and long-term portions, on the balance sheets.  The following table presents the gross fair values of contracts, categorized by risk type, and the net amounts recorded as current or long-term derivative assets or liabilities:

	As of September 30, 2017			As of December 31, 2016
(Millions of Dollars)	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative
Current Derivative Assets:
Level 2:
Eversource	$—	$—	$—	$6.0	$—	$6.0
Level 3:
CL&P	10.4	(7.7)	2.7	13.9	(9.4)	4.5
Long-Term Derivative Assets:
Level 2:
Eversource	$—	$—	$—	$0.3	$(0.1)	$0.2
Level 3:
CL&P	74.3	(6.9)	67.4	77.3	(11.7)	65.6
Current Derivative Liabilities:
Level 2:
Eversource	$(1.5)	$0.4	$(1.1)	$—	$—	$—
Level 3:
Eversource	(62.2)	—	(62.2)	(79.7)	—	(79.7)
CL&P	(59.9)	—	(59.9)	(77.8)	—	(77.8)
NSTAR Electric	(2.3)	—	(2.3)	(1.9)	—	(1.9)
Long-Term Derivative Liabilities:
Level 3:
Eversource	$(391.9)	$—	$(391.9)	$(413.7)	$—	$(413.7)
CL&P	(391.8)	—	(391.8)	(412.8)	—	(412.8)
NSTAR Electric	(0.1)	—	(0.1)	(0.9)	—	(0.9)

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

As of September 30, 2017 and December 31, 2016, Eversource had New York Mercantile Exchange ("NYMEX") financial contracts for natural gas futures in order to reduce variability associated with the purchase price of approximately 10.4 million and 9.2 million MMBtu of natural gas, respectively.

For the three months ended September 30, 2017 and 2016, there were gains of $0.6 million and losses of $53.4 million, respectively, deferred as regulatory costs, which reflect the change in fair value associated with Eversource's derivative contracts. For the nine months ended September 30, 2017 and 2016, these losses were $30.3 million and $127.8 million, respectively.

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

The following is a summary of Eversource's, including CL&P's and NSTAR Electric's, Level 3 derivative contracts and the range of the significant unobservable inputs utilized in the valuations over the duration of the contracts:

	As of September 30, 2017					As of December 31, 2016
	Range				Period Covered	Range				Period Covered
Capacity Prices:
CL&P	$5.00	—	8.70	per kW-Month	2021 - 2026	$5.50	—	8.70	per kW-Month	2020 - 2026
Forward Reserve:
CL&P	$1.00	—	2.00	per kW-Month	2017 - 2024	$1.40	—	2.00	per kW-Month	2017 - 2024
REC Prices:
NSTAR Electric	$15.75	—	22.00	per REC	2017 - 2018	$24.00	—	29.00	per REC	2017 - 2018

Exit price premiums of 1 percent through 18 percent are also applied on these contracts and reflect the uncertainty and illiquidity premiums that would be required based on the most recent market activity available for similar type contracts.

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

	For the Three Months Ended September 30,
	2017			2016
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	Eversource	CL&P	NSTAR Electric
Derivatives, Net:
Fair Value as of Beginning of Period	$(397.1)	$(394.8)	$(2.3)	$(412.6)	$(411.3)	$(1.3)
Net Realized/Unrealized Gains/Losses Included in Regulatory Assets and Liabilities	0.5	(0.7)	1.2	(52.3)	(49.8)	(2.5)
Settlements	12.6	13.9	(1.3)	21.2	20.1	1.1
Fair Value as of End of Period	$(384.0)	$(381.6)	$(2.4)	$(443.7)	$(441.0)	$(2.7)

	For the Nine Months Ended September 30,
	2017			2016
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	Eversource	CL&P	NSTAR Electric
Derivatives, Net:
Fair Value as of Beginning of Period	$(423.3)	$(420.5)	$(2.8)	$(380.9)	$(380.8)	$(0.1)
Net Realized/Unrealized Losses Included in Regulatory Assets and Liabilities	(17.9)	(15.9)	(2.0)	(128.9)	(122.0)	(6.9)
Settlements	57.2	54.8	2.4	66.1	61.8	4.3
Fair Value as of End of Period	$(384.0)	$(381.6)	$(2.4)	$(443.7)	$(441.0)	$(2.7)

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

Trading Securities:  Eversource has elected to record certain equity securities as trading securities, with the changes in fair values recorded in Other Income, Net on the statements of income.  As of December 31, 2016, these securities were classified as Level 1 in the fair value hierarchy and totaled $9.6 million.  These securities were sold during the first quarter of 2017 and were no longer held as of September 30, 2017. For the three and nine months ended September 30, 2016, net gains on these securities of $0.1 million and $0.6 million, respectively, were recorded in Other Income, Net on the statements of income. Dividend income is recorded in Other Income, Net when dividends are declared.

Available-for-Sale Securities:  The following is a summary of available-for-sale securities, which are recorded at fair value and are included in current and long-term Marketable Securities on the balance sheets.

	As of September 30, 2017				As of December 31, 2016
Eversource (Millions of Dollars)	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value
Debt Securities	$286.5	$5.5	$(0.5)	$291.5	$296.2	$1.1	$(2.1)	$295.2
Equity Securities	210.7	81.5	—	292.2	203.3	62.3	(1.2)	264.4

Eversource's debt and equity securities include CYAPC's and YAEC's marketable securities held in nuclear decommissioning trusts in the amounts of $489.1 million and $466.7 million as of September 30, 2017 and December 31, 2016, respectively.  Unrealized gains and losses for these nuclear decommissioning trusts are recorded in Marketable Securities with the corresponding offset to Other Long-Term Liabilities on the balance sheets, with no impact on the statements of income.

Unrealized Losses and Other-than-Temporary Impairment:  There have been no significant unrealized losses, other-than-temporary impairments or credit losses for the three and nine months ended September 30, 2017 and 2016.  Factors considered in determining whether a credit loss exists include the duration and severity of the impairment, adverse conditions specifically affecting the issuer, and the payment history, ratings and rating changes of the security.  For asset-backed debt securities, underlying collateral and expected future cash flows are also evaluated.

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

Contractual Maturities:  As of September 30, 2017, the contractual maturities of available-for-sale debt securities were as follows:

Eversource (Millions of Dollars)	Amortized Cost	Fair Value
Less than one year (1)	$40.2	$40.2
One to five years	56.7	57.6
Six to ten years	52.6	54.1
Greater than ten years	137.0	139.6
Total Debt Securities	$286.5	$291.5

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

Fair Value Measurements:  The following table presents the marketable securities recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

Eversource (Millions of Dollars)	As of September 30, 2017	As of December 31, 2016
Level 1:
Mutual Funds and Equities	$292.2	$274.0
Money Market Funds	21.8	54.8
Total Level 1	$314.0	$328.8
Level 2:
U.S. Government Issued Debt Securities (Agency and Treasury)	$69.0	$63.0
Corporate Debt Securities	56.1	41.1
Asset-Backed Debt Securities	20.4	18.5
Municipal Bonds	113.6	107.5
Other Fixed Income Securities	10.6	10.3
Total Level 2	$269.7	$240.4
Total Marketable Securities	$583.7	$569.2

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

6.    SHORT-TERM AND LONG-TERM DEBT

Commercial Paper Programs and Credit Agreements: Eversource parent has a $1.45 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt.  As of September 30, 2017 and December 31, 2016, Eversource parent had $917.0 million and approximately $1.0 billion, respectively, in short-term borrowings outstanding under the Eversource parent commercial paper program, leaving $533.0 million and $428.0 million of available borrowing capacity as of September 30, 2017 and December 31, 2016, respectively. The weighted-average interest rate on these borrowings as of September 30, 2017 and December 31, 2016 was 1.34 percent and 0.88 percent, respectively. As of September 30, 2017, there were intercompany loans from Eversource parent of $202.3 million to PSNH and $96.9 million to WMECO.  As of December 31, 2016, there were intercompany loans from Eversource parent of $80.1 million to CL&P, $160.9 million to PSNH and $51.0 million to WMECO.  Eversource parent, CL&P, PSNH, WMECO, NSTAR Gas and Yankee Gas are parties to a five-year $1.45 billion revolving credit facility. The revolving credit facility terminates on September 4, 2021.  The revolving credit facility serves to backstop Eversource parent's $1.45 billion commercial paper program.  There were no borrowings outstanding on the revolving credit facility as of September 30, 2017 and December 31, 2016.

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

As a result of the October 2017 Eversource parent long-term debt issuances, the net proceeds of which were used to repay short-term borrowings outstanding under the Eversource parent commercial paper program, $898.8 million of short-term debt was reclassified to Long-Term Debt as of September 30, 2017.

NSTAR Electric has a $450 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. As of September 30, 2017, NSTAR Electric had no short-term borrowings outstanding and as of December 31, 2016, NSTAR Electric had $126.5 million in short-term borrowings outstanding under its commercial paper program, leaving $450.0 million and $323.5 million of available borrowing capacity as of September 30, 2017 and December 31, 2016, respectively.  The weighted-average interest rate on these borrowings as of December 31, 2016 was 0.71 percent.  NSTAR Electric is a party to a five-year $450 million revolving credit facility. The revolving credit facility terminates on September 4, 2021.  The revolving credit facility serves to backstop NSTAR Electric's $450 million commercial paper program.  There were no borrowings outstanding on the revolving credit facility as of September 30, 2017 and December 31, 2016.

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

In August 2017, CL&P issued $225 million of 4.30 percent 2014 Series A First and Refunding Mortgage Bonds due to mature in 2044. These bonds are part of the same series of CL&P’s existing 4.30 percent bonds that were initially issued in 2014. The aggregate outstanding principal amount for these bonds is now $475 million. The proceeds, net of issuance costs, were used to refinance short-term debt and fund capital expenditures and working capital.

In September 2017, Yankee Gas issued $75 million of 3.02 percent Series N First Mortgage Bonds due to mature in 2027. The proceeds, net of issuance costs, were used to repay short-term borrowings.

In October 2017, Eversource parent issued $450 million 2.75 percent Series K Senior Notes due to mature in 2022. These senior notes are part of the same series of Eversource parent’s existing 2.75 percent Series K Senior Notes that were initially issued in March 2017. The aggregate outstanding principal amount for the Series K Senior Notes is now $750 million. In addition, Eversource parent issued $450 million of 2.90 percent 2017 Series L Senior Notes due to mature in 2024. The proceeds, net of issuance costs, were used to repay short-term borrowings.

In October 2017, NSTAR Electric issued $350 million of 3.20 percent Debentures due to mature in 2027. The debentures are part of the same series of NSTAR Electric’s existing 3.20 percent Debentures that were initially issued in May 2017. The aggregate outstanding principal amount for the 3.20 percent Debentures is now $700 million. The proceeds, net of issuance costs, will be used to redeem long-term debt due to mature on November 15, 2017. As the debt issuance refinanced short-term debt, the amount was reclassified to Long-Term Debt on Eversource's and NSTAR Electric's balance sheets.

Long-Term Debt Repayments:  In March 2017, CL&P repaid at maturity the $150 million 5.375 percent 2007 Series A First and Refunding Mortgage Bonds.

In September 2017, CL&P repaid at maturity $100 million of 5.75 percent 2007 Series C First Mortgage Bonds and PSNH repaid at maturity $70 million of 6.15 percent 2007 Series N First Mortgage Bonds.

In October 2017, NSTAR Gas repaid at maturity $25 million of 7.04 percent Series M First Mortgage Bonds.

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

In August 2016, the Company amended its PBOP Plan, which standardized separate benefit structures that existed within the plan and made other benefit changes. The remeasurement resulted in a prior service credit of $5.3 million and $16.1 million for the three and nine months ended September 30, 2017, respectively, which was reflected as a reduction to net periodic benefit expense for PBOP benefits. The majority of this amount will be deferred for future refund to customers.

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

	Pension and SERP
Eversource	For the Three Months Ended		For the Nine Months Ended
(Millions of Dollars)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Service Cost	$17.4	$18.6	$53.8	$56.6
Interest Cost	47.2	46.4	140.7	139.2
Expected Return on Pension Plan Assets	(83.5)	(79.4)	(250.5)	(238.5)
Actuarial Loss	33.9	31.4	101.3	94.2
Prior Service Cost	1.2	0.9	3.4	2.6
Total Net Periodic Benefit Expense	$16.2	$17.9	$48.7	$54.1
Capitalized Pension Expense	$5.5	$5.4	$16.5	$16.8

	PBOP
Eversource	For the Three Months Ended		For the Nine Months Ended
(Millions of Dollars)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Service Cost	$2.4	$3.0	$7.1	$9.2
Interest Cost	6.8	7.5	20.3	26.5
Expected Return on Plan Assets	(16.0)	(15.9)	(47.8)	(47.3)
Actuarial Loss	2.2	3.0	6.9	5.0
Prior Service Credit	(5.3)	(3.6)	(16.1)	(3.7)
Total Net Periodic Benefit Income	$(9.9)	$(6.0)	$(29.6)	$(10.3)
Capitalized PBOP Income	$(4.8)	$(2.6)	$(14.3)	$(4.6)

	Pension and SERP
	For the Three Months Ended September 30, 2017				For the Three Months Ended September 30, 2016
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	NSTAR Electric	PSNH	WMECO
Service Cost	$4.6	$3.1	$2.4	$0.7	$4.6	$3.3	$2.5	$0.8
Interest Cost	10.5	8.6	5.3	2.1	10.2	8.5	5.1	2.1
Expected Return on Pension Plan Assets	(17.8)	(17.5)	(10.0)	(4.4)	(18.0)	(16.9)	(9.6)	(4.4)
Actuarial Loss	6.8	8.9	3.0	1.5	6.3	8.7	2.5	1.3
Prior Service Cost	0.4	0.1	0.1	0.1	0.4	—	0.1	0.1
Total Net Periodic Benefit Expense/(Income)	$4.5	$3.2	$0.8	$—	$3.5	$3.6	$0.6	$(0.1)
Intercompany Allocations	$2.4	$1.8	$0.8	$0.5	$3.5	$2.2	$1.0	$0.6
Capitalized Pension Expense	$2.4	$1.9	$0.4	$0.1	$2.2	$2.0	$0.4	$0.1

	Pension and SERP
	For the Nine Months Ended September 30, 2017				For the Nine Months Ended September 30, 2016
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	NSTAR Electric	PSNH	WMECO
Service Cost	$13.9	$9.4	$7.3	$2.3	$14.3	$9.9	$7.5	$2.4
Interest Cost	31.3	25.6	15.9	6.3	31.2	25.3	15.4	6.3
Expected Return on Pension Plan Assets	(53.9)	(52.5)	(29.9)	(13.3)	(54.2)	(50.7)	(28.9)	(13.1)
Actuarial Loss	20.7	26.4	8.7	4.5	19.2	25.8	7.5	4.1
Prior Service Cost	1.1	0.2	0.4	0.2	1.1	—	0.3	0.2
Total Net Periodic Benefit Expense/(Income)	$13.1	$9.1	$2.4	$—	$11.6	$10.3	$1.8	$(0.1)
Intercompany Allocations	$7.4	$5.5	$2.5	$1.4	$10.3	$6.7	$3.0	$1.9
Capitalized Pension Expense	$7.3	$5.4	$1.1	$0.3	$7.1	$5.7	$1.0	$0.3

	PBOP
	For the Three Months Ended September 30, 2017				For the Three Months Ended September 30, 2016
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	NSTAR Electric	PSNH	WMECO
Service Cost	$0.5	$0.3	$0.3	$0.1	$0.6	$0.6	$0.4	$0.1
Interest Cost	1.3	1.9	0.8	0.3	1.3	2.5	0.7	0.3
Expected Return on Plan Assets	(2.4)	(6.6)	(1.4)	(0.6)	(2.5)	(6.4)	(1.4)	(0.6)
Actuarial Loss	0.2	0.9	0.1	—	0.5	1.2	0.2	—
Prior Service Cost/(Credit)	0.3	(4.3)	0.2	—	0.2	(2.9)	0.1	—
Total Net Periodic Benefit (Income)/Expense	$(0.1)	$(7.8)	$—	$(0.2)	$0.1	$(5.0)	$—	$(0.2)
Intercompany Allocations	$(0.2)	$(0.2)	$(0.1)	$—	$—	$(0.1)	$—	$—
Capitalized PBOP Income	$(0.1)	$(4.0)	$—	$(0.1)	$—	$(2.2)	$—	$(0.1)

	PBOP
	For the Nine Months Ended September 30, 2017				For the Nine Months Ended September 30, 2016
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	WMECO	CL&P	NSTAR Electric	PSNH	WMECO
Service Cost	$1.5	$1.1	$1.0	$0.3	$1.4	$2.5	$0.9	$0.3
Interest Cost	4.0	5.7	2.3	0.8	4.0	10.3	2.2	0.8
Expected Return on Plan Assets	(7.3)	(19.9)	(4.1)	(1.7)	(7.6)	(19.2)	(4.2)	(1.7)
Actuarial Loss	0.7	2.6	0.4	—	0.9	1.7	0.5	—
Prior Service Cost/(Credit)	0.8	(12.9)	0.4	0.1	0.2	(2.9)	0.1	—
Total Net Periodic Benefit Income	$(0.3)	$(23.4)	$—	$(0.5)	$(1.1)	$(7.6)	$(0.5)	$(0.6)
Intercompany Allocations	$(0.5)	$(0.7)	$(0.3)	$(0.1)	$0.3	$—	$—	$—
Capitalized PBOP Income	$(0.4)	$(11.9)	$—	$(0.2)	$(0.5)	$(3.3)	$—	$(0.3)

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

The number of environmental sites and related reserves for which remediation or long-term monitoring, preliminary site work or site assessment is being performed are as follows:

	As of September 30, 2017		As of December 31, 2016
	Number of Sites	Reserve (in millions)	Number of Sites	Reserve (in millions)
Eversource	58	$57.7	61	$65.8
CL&P	14	4.9	14	4.9
NSTAR Electric	10	2.0	13	3.2
PSNH	11	5.7	11	5.3
WMECO	4	0.8	4	0.6

Included in the Eversource number of sites and reserve amounts above are former MGP sites that were operated several decades ago and manufactured gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment, for which Eversource may have potential liability.  The reserve balances related to these former MGP sites were $51.9 million and $59.0 million as of September 30, 2017 and December 31, 2016, respectively, and related primarily to the natural gas business segment. The reduction in the reserve balance at the MGP sites in the first quarter of 2017 was primarily due to a change in cost estimates at one site where actual contamination was less than originally estimated.

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
The following table summarizes Eversource parent's exposure to guarantees and indemnifications of its subsidiaries to external parties, as of September 30, 2017:

Company	Description	Maximum Exposure (in millions)	Expiration Dates
On behalf of subsidiaries:
Eversource Gas Transmission LLC	Access Northeast Project Capital Contributions Guaranty (1)	$185.1	2021
Various	Surety Bonds (2)	40.1	2017 - 2018
Eversource Service and Rocky River Realty Company	Lease Payments for Vehicles and Real Estate	8.2	2019 - 2024

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

C.     Spent Nuclear Fuel Obligations - Yankee Companies
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

Spent Nuclear Fuel Litigation:
The Yankee Companies have filed complaints against the DOE in the Court of Federal Claims seeking monetary damages resulting from the DOE's failure to provide for a permanent facility to store spent nuclear fuel pursuant to the terms of the 1983 spent fuel and high level waste disposal contracts between the Yankee Companies and the DOE.  The court had previously awarded the Yankee Companies damages for Phase I, II, and III of litigation resulting from the DOE's failure to meet its contractual obligations.  These Phases covered damages incurred in the years 1998 through 2012, and the awarded damages have been received by the Yankee Companies with certain amounts of the damages refunded to their customers.

DOE Phase IV Damages - On May 22, 2017, each of the Yankee Companies filed subsequent lawsuits against the DOE in the Court of Federal Claims seeking damages totaling approximately $100 million for CYAPC, YAEC and MYAPC, covering the years from 2013 to 2016 (“DOE Phase IV”). The DOE Phase IV trial is expected to begin in 2018.

For further discussion, see Part I, Item 3, “Legal Proceedings - Yankee Companies v. U.S. Department of Energy” of our 2016 Form 10-K.

D.    FERC ROE Complaints
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

A summary of the four separate complaints and the base ROEs pertinent to those complaints are as follows:

Complaint	15-Month Time Period of Complaint (Beginning as of Complaint Filing Date)	Original Base ROE Authorized by FERC at Time of Complaint Filing Date (1)	Base ROE Subsequently Authorized by FERC for First Complaint Period and also Effective from October 16, 2014 through April 14, 2017 (1)	Reserve (Pre-Tax and Excluding Interest) as of September 30, 2017 (in millions)		FERC ALJ Recommendation of Base ROE on Second and Third Complaints (Issued March 22, 2016)
First	10/1/2011 - 12/31/2012	11.14%	10.57%	$—	(2)	N/A
Second	12/27/2012 - 3/26/2014	11.14%	N/A	39.1	(3)	9.59%
Third	7/31/2014 - 10/30/2015	11.14%	10.57%	—		10.90%
Fourth	4/29/2016 - 7/28/2017	10.57%	10.57%	—		N/A

(1) The billed ROE (base plus incentives) between October 1, 2011 and October 15, 2014 was within a range of 11.14 percent to 13.1 percent. On October 16, 2014, the FERC set the incentive cap at 11.74 percent for the first complaint period and also effective from October 16, 2014 through April 14, 2017, the date on which the Court vacated this FERC order.

(2) CL&P, NSTAR Electric, PSNH and WMECO have refunded all amounts associated with the first complaint period, totaling $38.9 million (pre-tax and excluding interest) at Eversource (consisting of $22.4 million at CL&P, $8.4 million at NSTAR Electric, $2.8 million at PSNH, and $5.3 million at WMECO), reflecting both the base ROE and incentive cap prescribed by the FERC order.

(3) The reserve represents the difference between the ROEs billed during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $8.5 million for NSTAR Electric, $3.1 million for PSNH, and $6.1 million for WMECO as of September 30, 2017.

On June 5, 2017, the NETOs, including Eversource, submitted a filing to the FERC to reinstate the base ROE of 11.14 percent with an associated ROE incentive cap of 13.5 percent effective June 8, 2017, as these were the last ROEs lawfully in effect for transmission billing purposes prior to the FERC order vacated by the Court on April 14, 2017. On October 6, 2017, the FERC did not accept the NETOs filing, temporarily leaving in place the ROEs (10.57 percent base ROE with an 11.74 percent incentive cap ROE) set in the first complaint proceeding until the FERC addresses the Court’s decision.

On October 5, 2017 the NETOs filed a series of motions, requesting that the FERC dismiss the four complaint proceedings. Alternatively, if the FERC does not dismiss the proceedings, the NETOs requested that the FERC consolidate all four complaint proceedings for expeditious resolution and/or stay the trial in the fourth complaint proceeding and resolve it based on the standards set in the April 14, 2017 Court decision.

At this time, the Company cannot reasonably estimate a range of gain or loss for the complaint proceedings. The April 14, 2017 Court decision did not provide a reasonable basis for a change to the reserve balance of $39.1 million (pre-tax, excluding interest) for the second complaint period, and the Company has not changed its reserve or recognized ROEs for any of the complaint periods.

Management cannot at this time predict the ultimate effect of the Court decision or future FERC action on any of the complaint periods or the estimated impacts on the financial position, results of operations or cash flows of Eversource, CL&P, NSTAR Electric, PSNH or WMECO.

The average impact of a 10 basis point change to the base ROE for each of the 15-month complaint periods would affect Eversource's after-tax earnings by approximately $3 million.

E.    Eversource and NSTAR Electric Boston Harbor Civil Action
On July 15, 2016, the United States Attorney on behalf of the United States Army Corps of Engineers filed a civil action in the United States District Court for the District of Massachusetts under provisions of the Rivers and Harbors Act of 1899 and the Clean Water Act against NSTAR Electric, Harbor Electric Energy Company, a wholly-owned subsidiary of NSTAR Electric ("HEEC"), and the Massachusetts Water Resources Authority (together with NSTAR Electric and HEEC, the "Defendants").  The action alleged that the Defendants failed to comply with certain permitting requirements related to the placement of the HEEC-owned electric distribution cable beneath Boston Harbor.  The action sought an order to compel HEEC to comply with cable depth requirements in the United States Army Corps of Engineers' permit or alternatively to remove the electric distribution cable and cease unauthorized work in U.S. waterways.  The action also sought civil penalties and other costs.

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

In 2017, as a result of the settlement, NSTAR Electric expensed $4.9 million (pre-tax) of previously incurred capitalized costs associated with engineering work performed on the existing cable that will no longer be used. In addition, NSTAR Electric agreed to provide a rate base credit of $17.5 million to the Massachusetts Water Resources Authority for the new cable. This negotiated credit will result in the initial $17.5 million of construction costs on the new cable to be expensed as incurred. Construction of the new cable is expected to be completed in 2019.

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

As of September 30, 2017, PSNH's generation assets were as follows:

(Millions of Dollars)
Gross Plant	$1,184.1
Accumulated Depreciation	(573.3)
Net Plant	610.8
Fuel	92.9
Materials and Supplies	44.0
Emission Allowances	19.4
Total Generation Assets	$767.1

On October 11, 2017, PSNH entered into two Purchase and Sale Agreements ("Agreements") to sell its thermal and hydroelectric generation assets to private investors at purchase prices of $175 million and $83 million, respectively, subject to adjustments as set forth in each Agreement.
On October 12, 2017, PSNH filed an application with the NHPUC requesting approval of the Agreements. We expect to receive approvals from the NHPUC and other necessary regulatory agencies by late December 2017 or early 2018, with the transactions to be completed shortly thereafter. The Company will classify these assets as held for sale upon NHPUC approval of the sale.

Upon completion, full recovery of PSNH's generation assets will occur through a combination of cash flows during the remaining operating period, sales proceeds, and recovery of stranded costs via bonds that will be secured by a non-bypassable charge or through recoveries in future rates billed to PSNH's customers.

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

	As of September 30, 2017		As of December 31, 2016
Eversource (Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$160.3	$155.6	$158.3
Long-Term Debt	11,425.9	11,968.1	9,603.2	9,980.5

	CL&P		NSTAR Electric		PSNH		WMECO
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of September 30, 2017:
Preferred Stock Not Subject to Mandatory Redemption	$116.2	$115.9	$43.0	$44.4	$—	$—	$—	$—
Long-Term Debt	3,058.9	3,388.8	2,426.2	2,598.1	1,002.6	1,047.0	566.2	603.7

As of December 31, 2016:
Preferred Stock Not Subject to Mandatory Redemption	$116.2	$114.7	$43.0	$43.6	$—	$—	$—	$—
Long-Term Debt	2,766.0	3,049.6	2,078.1	2,201.6	1,072.0	1,109.7	566.5	589.0

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

11.    ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in accumulated other comprehensive income/(loss) by component, net of tax, is as follows:

	For the Nine Months Ended September 30, 2017				For the Nine Months Ended September 30, 2016
	Qualified	Unrealized			Qualified	Unrealized
	Cash Flow	Gains			Cash Flow	Gains/(Losses)
Eversource (Millions of Dollars)	Hedging	on Marketable	Defined		Hedging	on Marketable	Defined
	Instruments	Securities	Benefit Plans	Total	Instruments	Securities	Benefit Plans	Total
Balance as of Beginning of Period	$(8.2)	$0.4	$(57.5)	$(65.3)	$(10.3)	$(1.9)	$(54.6)	$(66.8)

OCI Before Reclassifications	—	0.7	(3.5)	(2.8)	—	2.3	(5.3)	(3.0)
Amounts Reclassified from AOCL	1.6	—	2.9	4.5	1.6	—	2.6	4.2
Net OCI	1.6	0.7	(0.6)	1.7	1.6	2.3	(2.7)	1.2
Balance as of End of Period	$(6.6)	$1.1	$(58.1)	$(63.6)	$(8.7)	$0.4	$(57.3)	$(65.6)

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

12.    COMMON SHARES

The following table sets forth the Eversource parent common shares and the shares of common stock of CL&P, NSTAR Electric, PSNH and WMECO that were authorized and issued, as well as the respective per share par values:

	Shares
		Authorized as of September 30, 2017 and	Issued as of
	Par Value	December 31, 2016	September 30, 2017	December 31, 2016
Eversource	$5	380,000,000	333,878,402	333,878,402
CL&P	$10	24,500,000	6,035,205	6,035,205
NSTAR Electric	$1	100,000,000	100	100
PSNH	$1	100,000,000	301	301
WMECO	$25	1,072,471	434,653	434,653

As of both September 30, 2017 and December 31, 2016, there were 16,992,594 Eversource common shares held as treasury shares.  As of both September 30, 2017 and December 31, 2016, Eversource common shares outstanding were 316,885,808.

13.    COMMON SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

Dividends on the preferred stock of CL&P and NSTAR Electric totaled $1.9 million for both of the three months ended September 30, 2017 and 2016, and $5.6 million for both of the nine months ended September 30, 2017 and 2016. These dividends were presented as Net Income Attributable to Noncontrolling Interests on the Eversource statements of income.  Noncontrolling Interest – Preferred Stock of Subsidiaries on the Eversource balance sheets totaled $155.6 million as of September 30, 2017 and December 31, 2016. On the Eversource balance sheets, Common Shareholders' Equity was fully attributable to the parent and Noncontrolling Interest – Preferred Stock of Subsidiaries was fully attributable to the noncontrolling interest.

14.    EARNINGS PER SHARE

Basic EPS is computed based upon the weighted average number of common shares outstanding during each period.  Diluted EPS is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect of certain share-based compensation awards as if they were converted into common shares.  The dilutive effect of unvested RSU and performance share awards is calculated using the treasury stock method.  RSU and performance share awards are included in basic weighted average common shares outstanding as of the date that all necessary vesting conditions have been satisfied.  For the three and nine months ended September 30, 2017 and 2016, there were no antidilutive share awards excluded from the computation of diluted EPS.

The following table sets forth the components of basic and diluted EPS:

Eversource (Millions of Dollars, except share information)	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net Income Attributable to Common Shareholders	$260.4	$265.3	$750.6	$713.1
Weighted Average Common Shares Outstanding:
Basic	317,393,029	317,787,836	317,415,848	317,696,823
Dilutive Effect	556,367	789,243	591,194	814,786
Diluted	317,949,396	318,577,079	318,007,042	318,511,609
Basic and Diluted EPS	$0.82	$0.83	$2.36	$2.24

15.    SEGMENT INFORMATION

Presentation:  Eversource is organized among the Electric Distribution, Electric Transmission and Natural Gas Distribution reportable segments and Other based on a combination of factors, including the characteristics of each segments' services, the sources of operating revenues and expenses and the regulatory environment in which each segment operates.  These reportable segments represent substantially all of Eversource's total consolidated revenues.  Revenues from the sale of electricity and natural gas primarily are derived from residential, commercial and industrial customers and are not dependent on any single customer.  The Electric Distribution reportable segment includes the generation activities of NSTAR Electric, PSNH and WMECO.

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

Eversource's segment information is as follows:

	For the Three Months Ended September 30, 2017
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Other	Eliminations	Total
Operating Revenues	$1,547.1	$109.2	$328.5	$224.2	$(220.5)	$1,988.5
Depreciation and Amortization	(159.6)	(15.2)	(52.6)	(9.5)	0.6	(236.3)
Other Operating Expenses	(1,088.7)	(95.5)	(95.5)	(190.0)	220.1	(1,249.6)
Operating Income/(Loss)	$298.8	$(1.5)	$180.4	$24.7	$0.2	$502.6
Interest Expense	$(51.3)	$(10.8)	$(29.2)	$(21.8)	$4.4	$(108.7)
Other Income, Net	7.7	0.3	8.5	267.5	(262.8)	21.2
Net Income/(Loss) Attributable to Common Shareholders	157.4	(6.2)	99.0	268.4	(258.2)	260.4

	For the Nine Months Ended September 30, 2017
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Other	Eliminations	Total
Operating Revenues	$4,224.2	$698.8	$970.0	$677.5	$(714.0)	$5,856.5
Depreciation and Amortization	(394.9)	(54.8)	(154.5)	(26.7)	1.7	(629.2)
Other Operating Expenses	(3,056.0)	(535.2)	(280.4)	(602.4)	714.0	(3,760.0)
Operating Income	$773.3	$108.8	$535.1	$48.4	$1.7	$1,467.3
Interest Expense	$(149.0)	$(32.3)	$(86.1)	$(63.1)	$11.0	$(319.5)
Other Income, Net	15.2	0.8	20.1	853.9	(833.7)	56.3
Net Income Attributable to Common Shareholders	393.4	49.1	289.6	839.5	(821.0)	750.6
Cash Flows Used for Investments in Plant	752.4	209.8	575.6	104.5	—	1,642.3

	For the Three Months Ended September 30, 2016
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Other	Eliminations	Total
Operating Revenues	$1,623.4	$99.2	$306.8	$211.5	$(201.2)	$2,039.7
Depreciation and Amortization	(154.8)	(15.2)	(47.1)	(8.6)	0.5	(225.2)
Other Operating Expenses	(1,146.8)	(87.8)	(90.2)	(179.3)	199.5	(1,304.6)
Operating Income/(Loss)	$321.8	$(3.8)	$169.5	$23.6	$(1.2)	$509.9
Interest Expense	$(49.0)	$(10.2)	$(26.9)	$(15.1)	$1.3	$(99.9)
Other Income, Net	5.3	0.6	6.3	256.9	(255.5)	13.6
Net Income/(Loss) Attributable to Common Shareholders	170.1	(7.0)	88.4	268.5	(254.7)	265.3

	For the Nine Months Ended September 30, 2016
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Other	Eliminations	Total
Operating Revenues	$4,362.6	$622.3	$892.5	$636.8	$(651.7)	$5,862.5
Depreciation and Amortization	(380.9)	(47.9)	(137.7)	(23.1)	1.6	(588.0)
Other Operating Expenses	(3,230.1)	(462.4)	(245.7)	(564.7)	650.2	(3,852.7)
Operating Income	$751.6	$112.0	$509.1	$49.0	$0.1	$1,421.8
Interest Expense	$(144.6)	$(30.8)	$(82.2)	$(45.8)	$4.8	$(298.6)
Other Income, Net	11.6	0.5	14.2	781.4	(784.0)	23.7
Net Income Attributable to Common Shareholders	381.3	51.9	266.6	791.7	(778.4)	713.1
Cash Flows Used for Investments in Plant	570.9	170.3	536.2	81.8	—	1,359.2

The following table summarizes Eversource's segmented total assets:

Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Other	Eliminations	Total
As of September 30, 2017	$18,826.0	$3,432.6	$9,290.3	$14,939.4	$(13,324.7)	$33,163.6
As of December 31, 2016	18,367.5	3,303.8	8,751.5	14,493.1	(12,862.7)	32,053.2

EVERSOURCE ENERGY AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related combined notes included in this combined Quarterly Report on Form 10-Q, the combined quarterly reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017, as well as the Eversource 2016 Form 10-K.  References in this combined Quarterly Report on Form 10-Q to "Eversource," the "Company," "we," "us," and "our" refer to Eversource Energy and its consolidated subsidiaries.  All per-share amounts are reported on a diluted basis.  The unaudited condensed consolidated financial statements of Eversource, NSTAR Electric and PSNH and the unaudited condensed financial statements of CL&P and WMECO are herein collectively referred to as the "financial statements."

Refer to the Glossary of Terms included in this combined Quarterly Report on Form 10-Q for abbreviations and acronyms used throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The only common equity securities that are publicly traded are common shares of Eversource.  The earnings and EPS of each business discussed below do not represent a direct legal interest in the assets and liabilities of such business but rather represent a direct interest in our assets and liabilities as a whole.  EPS by business is a financial measure not recognized under GAAP calculated by dividing the Net Income Attributable to Common Shareholders of each business by the weighted average diluted Eversource common shares outstanding for the period.  We use this non-GAAP financial measure to evaluate and provide details of earnings results by business.  We believe that the non-GAAP presentation is a meaningful representative of our financial performance and provides additional and useful information to readers of this report in analyzing historical and future performance by business.  This non-GAAP financial measure should not be considered as an alternative to reported Net Income Attributable to Common Shareholders or EPS determined in accordance with GAAP as an indicator of operating performance.

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

Financial Condition and Business Analysis

Executive Summary

The following items in this executive summary are explained in more detail in this combined Quarterly Report on Form 10-Q:

Results:

•
We earned $260.4 million, or $0.82 per share, in the third quarter of 2017, and $750.6 million, or $2.36 per share, in the first nine months of 2017, compared with $265.3 million, or $0.83 per share, in the third quarter of 2016, and $713.1 million, or $2.24 per share, in the first nine months of 2016.

•
Our electric distribution segment, which includes generation, earned $157.4 million, or $0.50 per share, in the third quarter of 2017, and $393.4 million, or $1.24 per share, in the first nine months of 2017, compared with $170.1 million, or $0.53 per share, in the third quarter of 2016, and $381.3 million, or $1.20 per share, in the first nine months of 2016.

•
Our electric transmission segment earned $99.0 million, or $0.31 per share, in the third quarter of 2017, and $289.6 million, or $0.91 per share, in the first nine months of 2017, compared with $88.4 million, or $0.28 per share, in the third quarter of 2016, and $266.6 million, or $0.84 per share, in the first nine months of 2016.

•
Our natural gas distribution segment had a net loss of $6.2 million, or $0.02 per share, in the third quarter of 2017, and earnings of $49.1 million, or $0.15 per share, in the first nine months of 2017, compared with a net loss of $7.0 million, or $0.02 per share, in the third quarter of 2016, and earnings of $51.9 million, or $0.16 per share, in the first nine months of 2016.

•
Eversource parent and other companies earned $10.2 million in the third quarter of 2017 and $18.5 million in the first nine months of 2017, compared with $13.8 million in the third quarter of 2016 and $13.3 million in the first nine months of 2016.

Liquidity:

•
Cash flows provided by operating activities totaled $1.49 billion in the first nine months of 2017, compared with $1.65 billion in the first nine months of 2016.  Investments in property, plant and equipment totaled $1.64 billion in the first nine months of 2017, compared with $1.36 billion in the first nine months of 2016.  Cash and cash equivalents totaled $125.8 million as of September 30, 2017, compared with $30.3 million as of December 31, 2016.

•
In 2017, we issued $2.5 billion of new long-term debt, consisting of $1.2 billion by Eversource parent, $700 million by NSTAR Electric, $525 million by CL&P, and $75 million by Yankee Gas. Proceeds from these new issuances were used primarily to pay short-term borrowings and redeem long-term debt at maturity.

•	On September 6, 2017, our Board of Trustees approved a common share dividend payment of $0.475 per share, which was paid on September 29, 2017 to shareholders of record as of September 19, 2017.

Strategic, Legislative, Regulatory, Policy and Other Items:

•
On October 6, 2017, the FERC issued an order that did not accept the NETOs June 5, 2017 filing to reinstate the base ROE of 11.14 percent with an associated ROE incentive cap of 13.5 percent. Therefore, the Company will continue to recognize transmission revenues as billed utilizing a base ROE of 10.57 percent with an incentive cap of 11.74 percent.

•
On October 12, 2017, PSNH filed an application with the NHPUC requesting approval of the sale of PSNH's thermal and hydroelectric power generation assets in New Hampshire to private investors for a combined purchase price totaling $258 million.

•
On October 29, 2017, a storm delivered high winds and rain, causing extensive damage to our electric distribution systems across all three states.  We estimate that more than 800,000 of our electric distribution customers were without power during or following the storm.  Restoration costs cannot be estimated at this time. As a result of the extent of the damages, we expect the storm restoration costs will be material and will exceed the criteria to be declared a major storm in Connecticut, New Hampshire, and Massachusetts and, as a result, we do not expect the storm to have a material impact on our results of operations.

Overview

Consolidated:  Below is a summary of our earnings by business, which also reconciles the non-GAAP financial measure of EPS by business to the most directly comparable GAAP measure of diluted EPS, for the third quarter and the first nine months of 2017 and 2016.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017		2016		2017		2016
(Millions of Dollars, Except Per-Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income Attributable to Common Shareholders (GAAP)	$260.4	$0.82	$265.3	$0.83	$750.6	$2.36	$713.1	$2.24
Regulated Companies	$250.2	$0.79	$251.5	$0.79	$732.1	$2.30	$699.8	$2.20
Eversource Parent and Other Companies	10.2	0.03	13.8	0.04	18.5	0.06	13.3	0.04
Net Income Attributable to Common Shareholders (GAAP)	$260.4	$0.82	$265.3	$0.83	$750.6	$2.36	$713.1	$2.24

Regulated Companies:  Our Regulated companies consist of the electric distribution, electric transmission, and natural gas distribution segments. Generation activities of PSNH and WMECO are included in our electric distribution segment.  A summary of our segment earnings and EPS for the third quarter and the first nine months of 2017 and 2016 is as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017		2016		2017		2016
(Millions of Dollars, Except Per-Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Electric Distribution	$157.4	$0.50	$170.1	$0.53	$393.4	$1.24	$381.3	$1.20
Electric Transmission	99.0	0.31	88.4	0.28	289.6	0.91	266.6	0.84
Natural Gas Distribution	(6.2)	(0.02)	(7.0)	(0.02)	49.1	0.15	51.9	0.16
Net Income - Regulated Companies	$250.2	$0.79	$251.5	$0.79	$732.1	$2.30	$699.8	$2.20

Our electric distribution segment earnings decreased $12.7 million in the third quarter of 2017, as compared to the third quarter of 2016, due primarily to lower sales volumes and demand revenues driven by the mild summer weather during the third quarter of 2017, primarily at NSTAR Electric, as well as higher property tax, depreciation and interest expense.

Our electric distribution segment earnings increased $12.1 million in the first nine months of 2017, as compared to the first nine months of 2016, due primarily to lower operations and maintenance expense, partially offset by lower sales volumes driven by the mild summer weather during the third quarter of 2017, primarily at NSTAR Electric, higher depreciation and interest expense, and lower generation earnings.

Our electric transmission segment earnings increased $10.6 million and $23.0 million in the third quarter and first nine months of 2017, respectively, as compared to the third quarter and first nine months of 2016, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure, partially offset by a lower benefit in the second quarter of 2017 related to the annual billing and cost reconciliation filing with the FERC.

Our natural gas distribution segment results improved $0.8 million in the third quarter of 2017, as compared to the third quarter of 2016, and earnings decreased $2.8 million in the first nine months of 2017, as compared to the first nine months of 2016. The decrease in the first nine months of 2017 was due primarily to higher depreciation expense, higher operations and maintenance expense, and lower demand revenues in Connecticut driven by lower peak usage in 2017, as compared to 2016, as a result of milder winter weather.

Eversource Parent and Other Companies:  Eversource parent and other companies earned $10.2 million in the third quarter of 2017 and $18.5 million in the first nine months of 2017, compared with $13.8 million in the third quarter of 2016 and $13.3 million in the first nine months of 2016.  The improved year-to-date results were largely due to increased gains on investments recorded in 2017, partially offset by higher interest expense.

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

A summary of our retail electric GWh sales volumes and our firm natural gas MMcf sales volumes, as well as percentage changes, is as follows:

	For the Three Months Ended September 30, 2017 Compared to 2016			For the Nine Months Ended September 30, 2017 Compared to 2016
	Sales Volumes (GWh)		Percentage	Sales Volumes (GWh)		Percentage
Electric	2017	2016	Decrease	2017	2016	Decrease
Traditional:
Residential	2,583	2,910	(11.2)%	7,126	7,407	(3.8)%
Commercial	4,291	4,525	(5.2)%	12,058	12,376	(2.6)%
Industrial	671	696	(3.6)%	1,856	1,948	(4.7)%
Total – Traditional	7,545	8,131	(7.2)%	21,040	21,731	(3.2)%

Decoupled:
Residential	2,972	3,398	(12.5)%	8,334	8,750	(4.8)%
Commercial	2,849	3,039	(6.3)%	8,003	8,315	(3.8)%
Industrial	730	776	(5.9)%	2,054	2,170	(5.3)%
Total – Decoupled	6,551	7,213	(9.2)%	18,391	19,235	(4.4)%
Total Sales Volumes	14,096	15,344	(8.1)%	39,431	40,966	(3.7)%

	For the Three Months Ended September 30, 2017 Compared to 2016			For the Nine Months Ended September 30, 2017 Compared to 2016
	Sales Volumes (MMcf)		Percentage	Sales Volumes (MMcf)		Percentage
Firm Natural Gas	2017	2016	Increase/(Decrease)	2017	2016	Increase/(Decrease)
Traditional:
Residential	1,036	956	8.4%	10,138	10,109	0.3%
Commercial	2,482	2,350	5.6%	14,432	13,864	4.1%
Industrial	2,032	1,964	3.5%	7,663	7,597	0.9%
Total – Traditional	5,550	5,270	5.3%	32,233	31,570	2.1%

Decoupled:
Residential	1,244	1,308	(4.9)%	14,593	13,848	5.4%
Commercial	2,314	2,147	7.8%	15,072	15,019	0.4%
Industrial	1,270	990	28.3%	4,293	4,163	3.1%
Total – Decoupled	4,828	4,445	8.6%	33,958	33,030	2.8%
Special Contracts (1)	1,147	1,208	(5.0)%	3,495	3,507	(0.3)%
Total – Decoupled and Special Contracts	5,975	5,653	5.7%	37,453	36,537	2.5%
Total Sales Volumes	11,525	10,923	5.5%	69,686	68,107	2.3%

(1)
Special contracts are unique to the natural gas distribution customers who take service under such an arrangement and generally specify the amount of distribution revenue to be paid to Yankee Gas regardless of the customers' usage.

For the third quarter and the first nine months of 2017, retail electric sales volumes at our electric utilities with a traditional rate structure (NSTAR Electric and PSNH) were lower, as compared to the third quarter and first nine months of 2016. Sales volumes were negatively impacted by the mild summer weather in the third quarter of 2017, as compared to the same period in 2016, and lower customer usage driven by the impact of increased customer energy conservation efforts. Cooling degree days for the first nine months of 2017 were 17.8 percent lower in the Boston metropolitan area and 24.8 percent lower in New Hampshire, as compared to the same period in 2016.

On January 28, 2016, Eversource received approval of a three-year energy efficiency plan in Massachusetts, which includes recovery of LBR at NSTAR Electric until it is operating under a decoupled rate structure.  NSTAR Electric earns LBR related to reductions in sales volume as a result of successful energy efficiency programs.  LBR is recovered from retail customers through current rates.  NSTAR Electric recognized LBR of $18.8 million and $54.7 million in the third quarter and first nine months of 2017, respectively, compared to $17.4 million and $44.1 million in the third quarter and first nine months of 2016, respectively.

Our firm natural gas sales volumes are subject to many of the same influences as our retail electric sales volumes. In addition, they have benefited from customer growth in both of our natural gas distribution companies.  Consolidated firm natural gas sales volumes were higher in the first nine months of 2017, as compared to the first nine months of 2016, due primarily to improved economic conditions across our service territories, partially offset by increased customer energy conservation efforts. The first quarter of 2017 mild winter weather was more than offset by colder than normal weather in the second quarter of 2017. Heating degree days for the first nine months of 2017 were 2.2 percent higher in Connecticut, as compared to the same period in 2016.

Major Storm: On October 29, 2017, a storm delivered high winds and rain, causing extensive damage to our electric distribution systems across all three states.  We estimate that more than 800,000 of our electric distribution customers were without power during or following the storm. Restoration costs cannot be estimated at this time. As a result of the extent of the damages, we expect the storm restoration costs will be material and will exceed the criteria to be declared a major storm in Connecticut, New Hampshire, and Massachusetts and that each operating company will seek recovery of these costs through its applicable regulatory recovery process.  As a result, all qualifying expenses prudently incurred during the storm will be deferred and recovered from customers.  We do not expect the storm to have a material impact to the results of operations of CL&P, NSTAR Electric, PSNH or WMECO.

Liquidity

Consolidated:  Cash and cash equivalents totaled $125.8 million as of September 30, 2017, compared with $30.3 million as of December 31, 2016.

Long-Term Debt Issuances: In August 2017, CL&P issued $225 million of 4.30 percent 2014 Series A First and Refunding Mortgage Bonds due to mature in 2044. These bonds are part of the same series of CL&P’s existing 4.30 percent bonds that were initially issued in 2014. The aggregate outstanding principal amount for these bonds is now $475 million. The proceeds, net of issuance costs, were used to refinance short-term debt and fund capital expenditures and working capital.

In September 2017, Yankee Gas issued $75 million of 3.02 percent Series N First Mortgage Bonds due to mature in 2027. The proceeds, net of issuance costs, were used to repay short-term borrowings.

In October 2017, Eversource parent issued $450 million 2.75 percent Series K Senior Notes due to mature in 2022. These senior notes are part of the same series of Eversource parent’s existing 2.75 percent Series K Senior Notes that were initially issued in March 2017. The aggregate outstanding principal amount for the Series K Senior Notes is now $750 million. In addition, Eversource parent issued $450 million of 2.90 percent 2017 Series L Senior Notes due to mature in 2024. The proceeds, net of issuance costs, were used to repay short-term borrowings.

In October 2017, NSTAR Electric issued $350 million of 3.20 percent Debentures due to mature in 2027. The debentures are part of the same series of NSTAR Electric’s existing 3.20 percent Debentures that were initially issued in May 2017. The aggregate outstanding principal amount for the 3.20 percent Debentures is now $700 million. The proceeds, net of issuance costs, will be used to redeem long-term debt due to mature on November 15, 2017.

Long-Term Debt Repayments:  In September 2017, CL&P repaid at maturity $100 million of 5.75 percent 2007 Series C First Mortgage Bonds and PSNH repaid at maturity $70 million of 6.15 percent 2007 Series N First Mortgage Bonds.

In October 2017, NSTAR Gas repaid at maturity $25 million of 7.04 percent Series M First Mortgage Bonds.

Commercial Paper Programs and Credit Agreements: Eversource parent has a $1.45 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt.  As of September 30, 2017 and December 31, 2016, Eversource parent had $917.0 million and approximately $1.0 billion, respectively, in short-term borrowings outstanding under the Eversource parent commercial paper program, leaving $533.0 million and $428.0 million of available borrowing capacity as of September 30, 2017 and December 31, 2016, respectively. The weighted-average interest rate on these borrowings as of September 30, 2017 and December 31, 2016 was 1.34 percent and 0.88 percent, respectively. As of September 30, 2017, there were intercompany loans from Eversource parent of $202.3 million to PSNH, and $96.9 million to WMECO.  As of December 31, 2016, there were intercompany loans from Eversource parent of $80.1 million to CL&P, $160.9 million to PSNH and $51.0 million to WMECO.  Eversource parent, CL&P, PSNH, WMECO, NSTAR Gas and Yankee Gas are parties to a five-year $1.45 billion revolving credit facility. The revolving credit facility terminates on September 4, 2021.  The revolving credit facility serves to backstop Eversource parent's $1.45 billion commercial paper program.  There were no borrowings outstanding on the revolving credit facility as of September 30, 2017 and December 31, 2016.

Except as described below, amounts outstanding under the commercial paper programs are included in Notes Payable for Eversource and are classified in current liabilities on the balance sheets as all borrowings are outstanding for no more than 364 days at one time.

As a result of the October 2017 Eversource parent long-term debt issuances, the net proceeds of which were used to repay short-term borrowings outstanding under the Eversource parent commercial paper program, $898.8 million of short-term debt was reclassified to Long-Term Debt as of September 30, 2017.

NSTAR Electric has a $450 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. As of September 30, 2017, NSTAR Electric had no short-term borrowings outstanding and as of December 31, 2016, NSTAR Electric had $126.5 million in short-term borrowings outstanding under its commercial paper program, leaving $450.0 million and $323.5 million of available borrowing capacity as of September 30, 2017 and December 31, 2016, respectively.  The weighted-average interest rate on these borrowings as of December 31, 2016 was 0.71 percent.  NSTAR Electric is a party to a five-year $450 million revolving credit facility. The revolving credit facility terminates on September 4, 2021.  The revolving credit facility serves to backstop NSTAR Electric's $450 million commercial paper program.  There were no borrowings outstanding on the revolving credit facility as of September 30, 2017 and December 31, 2016.

Cash Flows:  Cash flows provided by operating activities totaled $1.49 billion in the first nine months of 2017, compared with $1.65 billion in the first nine months of 2016.  The decrease in operating cash flows was due primarily to the $200.7 million net unfavorable impact as a result of the change in income tax payments made, or refunds received, in 2017 when compared to 2016. This unfavorable impact was primarily the result of the December 2015 legislation, which extended the accelerated deduction of depreciation from 2015 to 2019. The legislation resulted in a significant refund of approximately $275 million, which we received in the first quarter of 2016. Additionally, there was an increase of $76.0 million in Pension and PBOP Plan cash contributions made in the first nine months of 2017, as compared to the same period in 2016. Partially offsetting these unfavorable impacts was the benefit related to the timing of regulatory recoveries and the timing of collections and payments of our working capital items, including accounts receivable and accounts payable.

On September 6, 2017, our Board of Trustees approved a common share dividend payment of $0.475 per share, which was paid on September 29, 2017 to shareholders of record as of September 19, 2017.

In the first nine months of 2017, CL&P, NSTAR Electric, PSNH, and WMECO paid $205.2 million, $186.0 million, $23.9 million, and $28.5 million, respectively, in common stock dividends to Eversource parent.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized portions of pension expense.  In the first nine months of 2017, investments for Eversource, CL&P, NSTAR Electric, PSNH, and WMECO were $1.64 billion, $621.9 million, $358.0 million, $215.5 million, and $109.2 million respectively.

Business Development and Capital Expenditures

Aquarion: On June 2, 2017, Eversource announced that it had entered into an agreement to acquire Aquarion from Macquarie Infrastructure Partners for $1.675 billion, consisting of approximately $880 million in cash and $795 million of assumed Aquarion debt. The transaction requires approval from PURA, the DPU, the NHPUC, the Maine PUC, and the Federal Communications Commission, and is also subject to a review under the Hart-Scott-Rodino Act. On June 29, 2017, Eversource and Aquarion filed joint applications with regulatory agencies in Connecticut, Massachusetts, New Hampshire and Maine requesting approval of the transaction. With the exception of Massachusetts, all state and federal regulatory agency approvals have been received and the related review period has expired. The transaction is expected to close by December 31, 2017.

Bay State Wind: Bay State Wind is a proposed offshore wind project being jointly developed by Eversource and Denmark-based Ørsted (formerly known as DONG Energy). Bay State Wind will be located in a 300-square-mile area approximately 15 to 25 miles south of Martha's Vineyard that has the ultimate potential to generate more than 2,000 MW of energy. Both Eversource and Ørsted hold a 50 percent ownership interest in Bay State Wind. In August 2016, Massachusetts passed clean energy legislation that requires EDCs to jointly solicit RFPs and enter into long-term contracts for offshore wind, creating RFP opportunities for projects like Bay State Wind. On June 29, 2017, the Bureau of Ocean Energy Management ("BOEM") approved the project’s Site Assessment Plan ("SAP"), the first BOEM approval of an offshore wind SAP in the U.S.

On June 29, 2017, the Massachusetts RFP was issued, seeking bids for a minimum of 400 MW of offshore wind capacity. The RFP states that bids of up to 800 MW would be considered, provided they demonstrate significant net economic benefits to customers. Bay State Wind submitted a Notice of Intent to Bid on July 26, 2017, and will submit a proposal by the December 20, 2017 due date.

Consolidated Capital Expenditures: Our consolidated capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized portions of pension expense (all of which are non-cash factors), totaled $1.69 billion in the first nine months of 2017, compared to $1.43 billion in the first nine months of 2016.  These amounts included $97.8 million and $87.1 million in the first nine months of 2017 and 2016, respectively, related to information technology and facilities upgrades and enhancements, primarily at Eversource Service and The Rocky River Realty Company.

Electric Transmission Business:

Our consolidated electric transmission business capital expenditures increased by $40.9 million in the first nine months of 2017, as compared to the first nine months of 2016.  A summary of electric transmission capital expenditures by company is as follows:

	For the Nine Months Ended September 30,
(Millions of Dollars)	2017	2016
CL&P	$300.7	$211.8
NSTAR Electric	108.5	162.6
PSNH	87.4	80.2
WMECO	70.9	75.7
NPT	32.1	28.4
Total Electric Transmission Segment	$599.6	$558.7

Northern Pass:  Northern Pass is a planned HVDC transmission line from the Québec-New Hampshire border to Franklin, New Hampshire and an associated alternating current radial transmission line between Franklin and Deerfield, New Hampshire.  Northern Pass will interconnect at the Québec-New Hampshire border with a planned HQ HVDC transmission line.

On April 13, 2017, the New Hampshire Site Evaluation Committee ("NH SEC") commenced final adjudicative hearings that, on August 31, 2017, were extended and will result in the issuance of a final order by March 31, 2018.

On August 10, 2017, the DOE issued the final Environmental Impact Statement for Northern Pass concluding that the proposed Northern Pass route is the preferred alternative, providing substantial benefits with only minimal impacts. Siting and permitting at both the state and federal levels is well advanced and the DOE is expected to issue the Presidential Permit for Northern Pass during the fourth quarter of 2017. Northern Pass is expected to be placed in service in the second half of 2020.

In August 2016, Massachusetts enacted clean energy legislation that requires EDCs to solicit proposals jointly and enter into long-term contracts for energy, such as hydropower. The RFP was issued on March 31, 2017 and on July 27, 2017, Eversource Energy Transmission Ventures, Inc. and HQ jointly submitted proposals for Northern Pass into the Massachusetts clean energy RFP.

Greater Boston Reliability Solution: In February 2015, ISO-NE selected the Greater Boston and New Hampshire Solution (the "Solution"), proposed by Eversource and National Grid, to satisfy the requirements identified in the Greater Boston study.  The Solution consists of a portfolio of electric transmission upgrades covering southern New Hampshire and northern Massachusetts and continuing into the greater Boston metropolitan area, of which 28 are in Eversource's service territory. The NH SEC issued its written order approving the New Hampshire upgrades on October 4, 2016. We are currently pursuing the necessary regulatory and siting application approvals in Massachusetts. To date, we have received approval for two of these projects from the Massachusetts Energy Facilities Siting Board. Construction has also begun on several smaller projects not requiring siting approval. All upgrades are expected to be completed by the end of 2019.  We estimate our portion of the investment in the Solution will be approximately $560 million, of which $186.3 million has been capitalized through September 30, 2017.

GHCC:  The Greater Hartford Central Connecticut ("GHCC") projects, which have been approved by ISO-NE, consist of 27 projects with an expected investment of approximately $350 million that are expected to be placed in service through 2019.  Sixteen projects have been placed in service, and eight projects are in active construction.  As of September 30, 2017, CL&P had capitalized $192.3 million in costs associated with GHCC.

Seacoast Reliability Project:  On April 12, 2016, PSNH filed a siting application with the NH SEC for the Seacoast Reliability Project, a 13-mile, 115kV transmission line within several New Hampshire communities, which proposes to use a combination of overhead, underground and underwater line design to help meet the growing demand for electricity in the Seacoast region.  In June 2016, the NH SEC accepted our application as complete. Due to delays with the siting hearings, we now expect the NH SEC decision in mid-2018, and this project is now expected to be completed by the end of 2019.  We estimate our investment in this project to be approximately $84 million, of which, through September 30, 2017, PSNH had capitalized $19.7 million in costs.

Distribution Business:

A summary of distribution capital expenditures is as follows:

	For the Nine Months Ended September 30,
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	WMECO	Total Electric	Natural Gas	Total Electric and Natural Gas Distribution Segment
2017
Basic Business	$161.8	$110.3	$52.5	$16.4	$341.0	$51.3	$392.3
Aging Infrastructure	127.4	49.6	63.9	16.3	257.2	149.6	406.8
Load Growth (1)	41.0	53.2	14.1	(1.5)	106.8	30.6	137.4
Total Distribution	330.2	213.1	130.5	31.2	705.0	231.5	936.5
Generation (2)	—	24.6	6.7	20.9	52.2	—	52.2
Total Electric and Natural Gas Distribution Segment	$330.2	$237.7	$137.2	$52.1	$757.2	$231.5	$988.7

2016
Basic Business	$127.0	$87.7	$46.8	$10.7	$272.2	$48.9	$321.1
Aging Infrastructure	97.4	57.8	61.9	17.6	234.7	103.0	337.7
Load Growth (1)	31.9	48.1	11.8	(2.5)	89.3	28.3	117.6
Total Distribution	256.3	193.6	120.5	25.8	596.2	180.2	776.4
Generation	—	—	8.5	—	8.5	—	8.5
Total Electric and Natural Gas Distribution Segment	$256.3	$193.6	$129.0	$25.8	$604.7	$180.2	$784.9

(1) For the nine months ended September 30, 2017 and September 30, 2016, WMECO had $11.0 million and $6.4 million, respectively, of total contributions in aid of construction, which were credits to capital expenditures for those periods.

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

The natural gas distribution segment's capital spending program increased by $51.3 million in the first nine months of 2017, as compared to the first nine months of 2016, primarily due to an increased investment in system replacement and reliability, as well as upgrades to our LNG facilities. We expect the LNG facility upgrades to cost approximately $200 million and to be placed in service in late 2019.

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

A summary of the four separate complaints and the base ROEs pertinent to those complaints are as follows:

Complaint	15-Month Time Period of Complaint (Beginning as of Complaint Filing Date)	Original Base ROE Authorized by FERC at Time of Complaint Filing Date (1)	Base ROE Subsequently Authorized by FERC for First Complaint Period and also Effective from October 16, 2014 through April 14, 2017 (1)	Reserve (Pre-Tax and Excluding Interest) as of September 30, 2017 (in millions)		FERC ALJ Recommendation of Base ROE on Second and Third Complaints (Issued March 22, 2016)
First	10/1/2011 - 12/31/2012	11.14%	10.57%	$—	(2)	N/A
Second	12/27/2012 - 3/26/2014	11.14%	N/A	39.1	(3)	9.59%
Third	7/31/2014 - 10/30/2015	11.14%	10.57%	—		10.90%
Fourth	4/29/2016 - 7/28/2017	10.57%	10.57%	—		N/A

(1) The billed ROE (base plus incentives) between October 1, 2011 and October 15, 2014 was within a range of 11.14 percent to 13.1 percent. On October 16, 2014, the FERC set the incentive cap at 11.74 percent for the first complaint period and also effective from October 16, 2014 through April 14, 2017, the date on which the Court vacated this FERC order.

(2) CL&P, NSTAR Electric, PSNH and WMECO have refunded all amounts associated with the first complaint period, totaling $38.9 million (pre-tax and excluding interest) at Eversource (consisting of $22.4 million at CL&P, $8.4 million at NSTAR Electric, $2.8 million at PSNH, and $5.3 million at WMECO), reflecting both the base ROE and incentive cap prescribed by the FERC order.

(3) The reserve represents the difference between the ROEs billed during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $8.5 million for NSTAR Electric, $3.1 million for PSNH, and $6.1 million for WMECO as of September 30, 2017.

On June 5, 2017, the NETOs, including Eversource, submitted a filing to the FERC to reinstate the base ROE of 11.14 percent with an associated ROE incentive cap of 13.5 percent effective June 8, 2017, as these were the last ROEs lawfully in effect for transmission billing purposes prior to the FERC order vacated by the Court on April 14, 2017. On October 6, 2017, the FERC did not accept the NETOs filing, temporarily leaving in place the ROEs (10.57 percent base ROE with an 11.74 percent incentive cap ROE) set in the first complaint proceeding until the FERC addresses the Court’s decision.

On October 5, 2017 the NETOs filed a series of motions, requesting that the FERC dismiss the four complaint proceedings. Alternatively, if the FERC does not dismiss the proceedings, the NETOs requested that the FERC consolidate all four complaint proceedings for expeditious resolution and/or stay the trial in the fourth complaint proceeding and resolve it based on the standards set in the April 14, 2017 Court decision.

At this time, the Company cannot reasonably estimate a range of gain or loss for the complaint proceedings. The April 14, 2017 Court decision did not provide a reasonable basis for a change to the reserve balance of $39.1 million (pre-tax, excluding interest) for the second complaint period, and the Company has not changed its reserve or recognized ROEs for any of the complaint periods.

Management cannot at this time predict the ultimate effect of the Court decision or future FERC action on any of the complaint periods or the estimated impacts on the financial position, results of operations or cash flows of Eversource, CL&P, NSTAR Electric, PSNH or WMECO.

The average impact of a 10 basis point change to the base ROE for each of the 15-month complaint periods would affect Eversource's after-tax earnings by approximately $3 million.

NSTAR Electric and WMECO Merger FERC Filings: On January 13, 2017, Eversource made two filings with FERC related to the proposed merger of WMECO into NSTAR Electric with an anticipated effective date of December 31, 2017. One filing requests FERC approval of the merger, and the other filing requests FERC approval of NSTAR Electric's assumption of WMECO's short-term debt obligations. The FERC approved the merger on March 2, 2017 and will act on the assumption of debt filing by the end of 2017.

Regulatory Developments and Rate Matters

Electric and Natural Gas Base Distribution Rates:

The Regulated companies’ distribution rates are set by their respective state regulatory commissions, and their tariffs include mechanisms for periodically adjusting their rates for the recovery of specific incurred costs.  Other than as described below, for the first nine months of 2017, changes made to the Regulated companies’ rates did not have a material impact on their earnings, financial position, or cash flows.  For further information, see "Financial Condition and Business Analysis – Regulatory Developments and Rate Matters" included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of the Eversource 2016 Form 10-K.

Connecticut:

On April 20, 2017, PURA approved the joint request of CL&P, the Connecticut Office of Consumer Counsel and the Connecticut Attorney General to amend the deadline to establish new electric distribution rates in the 2012 Connecticut merger settlement agreement from "no later than December 1, 2017" to "no later than July 1, 2018." On October 27, 2017, CL&P filed a letter of intent with PURA to request a rate increase of $255.8 million, $45 million and $36 million effective May 1, 2018, 2019, and 2020, respectively.

Massachusetts:

Eversource and NSTAR Electric Boston Harbor Civil Action: On July 15, 2016, the United States Attorney on behalf of the United States Army Corps of Engineers filed a civil action in the United States District Court for the District of Massachusetts under provisions of the Rivers and Harbors Act of 1899 and the Clean Water Act against NSTAR Electric, Harbor Electric Energy Company, a wholly-owned subsidiary of NSTAR Electric ("HEEC"), and the Massachusetts Water Resources Authority (together with NSTAR Electric and HEEC, the "Defendants").  The action alleged that the Defendants failed to comply with certain permitting requirements related to the placement of the HEEC-owned electric distribution cable beneath Boston Harbor.  The action sought an order to compel HEEC to comply with cable depth requirements in the United States Army Corps of Engineers' permit or alternatively to remove the electric distribution cable and cease unauthorized work in U.S. waterways.  The action also sought civil penalties and other costs.

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

In 2017, as a result of the settlement, NSTAR Electric expensed $4.9 million (pre-tax) of previously incurred capitalized costs associated with engineering work performed on the existing cable that will no longer be used. In addition, NSTAR Electric agreed to provide a rate base credit of $17.5 million to the Massachusetts Water Resources Authority for the new cable. This negotiated credit will result in the initial $17.5 million of construction costs on the new cable to be expensed as incurred. Construction of the new cable is expected to be completed in 2019.

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

NSTAR Electric and WMECO Rate Case: On January 17, 2017, NSTAR Electric and WMECO jointly filed an application (the "Joint Applicants") with the DPU for approval of a combined $96 million increase in base distribution rates, effective January 1, 2018. As part of this filing, the Joint Applicants are presenting a grid-wise performance plan, including the implementation of a performance-based rate-making mechanism in conjunction with a grid modernization base commitment of $400 million in incremental capital investment over a period of five years, commencing January 1, 2018. In addition, the Joint Applicants proposed to streamline and align rate classifications between NSTAR Electric and WMECO, and requested a revenue decoupling rate mechanism for NSTAR Electric. WMECO has a revenue decoupling mechanism in place. The DPU will also be reviewing the proposed December 31, 2017 merger of NSTAR Electric and WMECO as part of the rate case. A final decision from the DPU is expected in late 2017, with new rates anticipated to be effective January 1, 2018.

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

On October 11, 2017, PSNH entered into two Purchase and Sale Agreements ("Agreements") to sell its thermal and hydroelectric generation assets to private investors at purchase prices of $175 million and $83 million, respectively, subject to adjustments as set forth in each Agreement.
On October 12, 2017, PSNH filed an application with the NHPUC requesting approval of the Agreements. We expect to receive approvals from the NHPUC and other necessary regulatory agencies by late December 2017 or early 2018, with the transactions to be completed shortly thereafter. Upon completion, full recovery of PSNH's generation assets will occur through a combination of cash flows during the remaining operating period, sales proceeds, and recovery of stranded costs via bonds that will be secured by a non-bypassable charge or through recoveries in future rates billed to PSNH's customers.

As of September 30, 2017, PSNH's energy service rate base balance was approximately $594 million, and the carrying value of PSNH's total generation assets subject to divestiture was approximately $767 million.

Legislative and Policy Matters

On August 11, 2017, Massachusetts issued final legislation, pursuant to Executive Order 569, which established volumetric limits on multiple greenhouse emission sources to ensure reductions are realized by deadlines established in the Massachusetts Global Warming Solutions Act enacted in 2008. Under this legislation, the initial target date for reduction in greenhouse gas emissions has been established in the year 2020. The legislation is not expected to have a material impact on the financial statements of Eversource, NSTAR Electric or WMECO.

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

RESULTS OF OPERATIONS – EVERSOURCE ENERGY AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for Eversource for the three and nine months ended September 30, 2017 and 2016 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Millions of Dollars)	2017	2016	Increase/ (Decrease)	Percent	2017	2016	Increase/ (Decrease)	Percent
Operating Revenues	$1,988.5	$2,039.7	$(51.2)	(2.5)%	$5,856.5	$5,862.5	$(6.0)	(0.1)%
Operating Expenses:
Purchased Power, Fuel and Transmission	651.8	665.8	(14.0)	(2.1)	1,955.1	2,001.9	(46.8)	(2.3)
Operations and Maintenance	300.4	324.7	(24.3)	(7.5)	933.4	965.6	(32.2)	(3.3)
Depreciation	194.5	181.3	13.2	7.3	571.2	531.8	39.4	7.4
Amortization of Regulatory Assets, Net	41.8	43.9	(2.1)	(4.8)	58.1	56.2	1.9	3.4
Energy Efficiency Programs	129.2	149.1	(19.9)	(13.3)	391.8	406.0	(14.2)	(3.5)
Taxes Other Than Income Taxes	168.2	165.0	3.2	1.9	479.6	479.2	0.4	0.1
Total Operating Expenses	1,485.9	1,529.8	(43.9)	(2.9)	4,389.2	4,440.7	(51.5)	(1.2)
Operating Income	502.6	509.9	(7.3)	(1.4)	1,467.3	1,421.8	45.5	3.2
Interest Expense	108.7	99.9	8.8	8.8	319.5	298.6	20.9	7.0
Other Income, Net	21.2	13.6	7.6	55.9	56.3	23.7	32.6	(a)
Income Before Income Tax Expense	415.1	423.6	(8.5)	(2.0)	1,204.1	1,146.9	57.2	5.0
Income Tax Expense	152.8	156.4	(3.6)	(2.3)	447.9	428.2	19.7	4.6
Net Income	262.3	267.2	(4.9)	(1.8)	756.2	718.7	37.5	5.2
Net Income Attributable to Noncontrolling Interests	1.9	1.9	—	—	5.6	5.6	—	—
Net Income Attributable to Common Shareholders	$260.4	$265.3	$(4.9)	(1.8)%	$750.6	$713.1	$37.5	5.3%

(a) Percent greater than 100 not shown as it is not meaningful.

Operating Revenues
A summary of our Operating Revenues by segment is as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Millions of Dollars)	2017	2016	Increase/ (Decrease)	Percent	2017	2016	Increase/ (Decrease)	Percent
Electric Distribution	$1,547.1	$1,623.4	$(76.3)	(4.7)%	$4,224.2	$4,362.6	$(138.4)	(3.2)%
Natural Gas Distribution	109.2	99.2	10.0	10.1	698.8	622.3	76.5	12.3
Electric Transmission	328.5	306.8	21.7	7.1	970.0	892.5	77.5	8.7
Other and Eliminations	3.7	10.3	(6.6)	(64.1)	(36.5)	(14.9)	(21.6)	(a)
Total Operating Revenues	$1,988.5	$2,039.7	$(51.2)	(2.5)%	$5,856.5	$5,862.5	$(6.0)	(0.1)%

(a) Percent greater than 100 not shown as it is not meaningful.

A summary of our retail electric GWh sales volumes and our firm natural gas sales volumes in MMcf were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017	2016	Increase/ (Decrease)	Percent	2017	2016	Increase/ (Decrease)	Percent
Electric
Traditional	7,545	8,131	(586)	(7.2)%	21,040	21,731	(691)	(3.2)%
Decoupled	6,551	7,213	(662)	(9.2)	18,391	19,235	(844)	(4.4)
Total Electric	14,096	15,344	(1,248)	(8.1)	39,431	40,966	(1,535)	(3.7)

Firm Natural Gas
Traditional	5,550	5,270	280	5.3	32,233	31,570	663	2.1
Decoupled and Special Contracts	5,975	5,653	322	5.7	37,453	36,537	916	2.5
Total Firm Natural Gas	11,525	10,923	602	5.5%	69,686	68,107	1,579	2.3%

Three Months Ended:
Operating Revenues, which primarily consist of base electric and natural gas distribution revenues and tracked revenues further described below, decreased by $51.2 million for the three months ended September 30, 2017, as compared to the same period in 2016.

Base electric and natural gas distribution revenues:  Base electric distribution segment revenues, excluding LBR, decreased $21.0 million for the three months ended September 30, 2017, as compared to the same period in 2016, due primarily to a decrease in sales volumes and lower demand revenues driven by the mild summer weather during the third quarter of 2017 at NSTAR Electric and PSNH. LBR increased $1.5 million for the three months ended September 30, 2017, as compared to the same period in 2016.

Base natural gas distribution revenues remained relatively unchanged for the three months ended September 30, 2017, as compared to the same period in 2016.

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

Tracked distribution revenues: Tracked revenues consist of certain costs that are recovered from customers in rates through regulatory commission-approved cost tracking mechanisms and therefore, have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply procurement costs and other energy-related costs for our electric and natural gas customers, retail transmission charges, energy efficiency program costs, and restructuring and stranded cost recovery revenues.  In addition, certain tracked revenues include incentives earned and carrying charges that are billed in rates to customers. Tracked natural gas distribution segment revenues increased as a result of an increase in natural gas supply costs ($7.6 million) and an increase in energy efficiency program revenues ($2.2 million). Tracked electric distribution revenues decreased as a result of a decrease in retail electric transmission charges ($39.8 million), a decrease in stranded cost recovery revenues ($16.9 million), a decrease in energy efficiency program revenues ($13.9 million) and a decrease in pension rate adjustment mechanisms ($7.1 million). Partially offsetting these decreases were increases in tracked electric distribution revenues related to electric energy supply costs ($7.3 million), revenues related to renewable energy requirements ($10.8 million), net metering revenues ($7.0 million) and federally-mandated congestion charges ($2.8 million).

Electric transmission revenues:  The electric transmission segment revenues increased by $21.7 million due primarily to the recovery of higher revenue requirements associated with ongoing investments in our transmission infrastructure.

Other: Other revenues decreased due primarily to the sale of Eversource's unregulated telecommunication business on December 31, 2016 ($5.0 million).

Nine Months Ended:
Operating Revenues decreased by $6.0 million for the nine months ended September 30, 2017, as compared to the same period in 2016.

Base electric and natural gas distribution revenues:  Base electric distribution segment revenues, excluding LBR, decreased $13.2 million for the nine months ended September 30, 2017, as compared to the same period in 2016, due primarily to a decrease in sales volumes driven by the mild summer weather during the third quarter of 2017 at NSTAR Electric and PSNH. LBR increased $10.6 million for the nine months ended September 30, 2017, as compared to the same period in 2016.

Base natural gas distribution revenues remained relatively unchanged for the nine months ended September 30, 2017, as compared to the same period in 2016. The impact of higher firm natural gas sales volumes was offset by lower demand revenues in Connecticut driven by lower peak usage in 2017, as compared to 2016.

Tracked distribution revenues: Tracked natural gas distribution segment revenues increased as a result of an increase in natural gas supply costs ($57.8 million) and an increase in energy efficiency program revenues ($17.1 million). Tracked electric distribution revenues decreased as a result of a decrease in electric energy supply costs ($81.0 million), driven by decreased average retail prices and lower sales volumes, a decrease in retail electric transmission charges ($45.9 million), a decrease in transition and stranded cost recovery revenues ($33.1 million), a decrease in pension rate adjustment mechanisms ($16.2 million), and a decrease in energy efficiency program revenues ($8.8 million). Partially offsetting these decreases were increases in tracked electric distribution revenues related to federally-mandated congestion charges ($23.0 million), net metering revenues ($22.4 million) and revenues related to renewable energy requirements and the sale of PSNH's RECs ($14.7 million).

Electric transmission revenues:  The electric transmission segment revenues increased by $77.5 million due primarily to the recovery of higher revenue requirements associated with ongoing investments in our transmission infrastructure.

Other: Other revenues decreased due primarily to the sale of Eversource's unregulated telecommunication business on December 31, 2016 ($15.0 million).

Purchased Power, Fuel and Transmission expense includes costs associated with purchasing electricity and natural gas on behalf of our customers.  These energy supply costs are recovered from customers in rates through cost tracking mechanisms, which have no impact on earnings (tracked costs).  Total Purchased Power, Fuel and Transmission expense decreased for the three and nine months ended September 30, 2017, as compared to the same periods in 2016, due primarily to the following:

(Millions of Dollars)	Three Months Ended Increase/(Decrease)	Nine Months Ended Increase/(Decrease)
Electric Distribution	$(0.4)	$(109.1)
Natural Gas Distribution	7.0	50.1
Transmission	(20.6)	12.2
Total Purchased Power, Fuel and Transmission	$(14.0)	$(46.8)

The decrease in purchased power expense at the electric distribution business for the nine months ended September 30, 2017, as compared to the same period in 2016, was driven primarily by lower prices associated with the procurement of energy supply and lower sales volumes.  The increase in purchased power expense at the natural gas distribution business for each of the periods presented was due to higher average natural gas prices and higher sales volumes. The decrease in transmission costs for the three months ended September 30, 2017, as compared to the same period in 2016, was primarily the result of a decrease in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers. The increase in transmission costs for the nine months ended September 30, 2017, as compared to the same period in 2016, was primarily the result of an increase in costs billed by ISO-NE that support regional grid investment, and Local Network Service charges, which reflect the cost of transmission service provided by Eversource over our local transmission network. This was partially offset by a decrease in the retail transmission cost deferral.

Operations and Maintenance expense includes tracked costs and costs that are part of base electric and natural gas distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense decreased for the three and nine months ended September 30, 2017, as compared to the same periods in 2016, due primarily to the following:

(Millions of Dollars)	Three Months Ended Increase/(Decrease)	Nine Months Ended Increase/(Decrease)
Base Electric Distribution:
Employee-related expenses, including labor and benefits	$(15.0)	$(46.2)
Bad debt expense	(2.6)	(15.3)
Shared corporate costs (including computer software depreciation at Eversource Service)	5.4	15.0
Storm restoration costs	(4.0)	3.1
Boston Harbor civil action settlement charge recorded in the second quarter of 2017	—	4.9
Other operations and maintenance	9.1	15.7
Total Base Electric Distribution	(7.1)	(22.8)
Total Base Natural Gas Distribution:
Shared corporate costs (including computer software depreciation at Eversource Service)	1.2	3.6
Other operations and maintenance	(4.1)	(1.5)
Total Base Natural Gas Distribution	(2.9)	2.1
Total Tracked costs (Electric Distribution, Electric Transmission and Natural Gas Distribution)	(5.5)	7.2
Other and eliminations:
Eversource Parent and Other Companies	(1.1)	0.8
Eliminations	(7.7)	(19.5)
Total Operations and Maintenance	$(24.3)	$(32.2)

Depreciation expense increased for the three and nine months ended September 30, 2017, as compared to the same periods in 2016, due primarily to higher utility plant in service balances.

Amortization of Regulatory Assets, Net expense includes the deferral of energy supply and energy-related costs included in certain regulatory-approved tracking mechanisms, and the amortization of certain costs.  The deferral adjusts expense to match the corresponding revenues. Amortization of Regulatory Assets, Net, decreased for the three months ended September 30, 2017 and increased for the nine months ended September 30, 2017, as compared to the same periods in 2016, due primarily to the deferral of energy supply and energy-related costs, which can fluctuate from period to period based on the timing of costs incurred and the related rate changes to recover these costs.  Energy supply and energy-related costs at CL&P, NSTAR Electric, PSNH and WMECO, which are the primary drivers in amortization, are recovered from customers in rates and have no impact on earnings.

Energy Efficiency Programs expense decreased for the three and nine months ended September 30, 2017, as compared to the same periods in 2016, due primarily to deferral adjustments at CL&P, NSTAR Electric and WMECO, partially offset by deferral adjustments at the natural gas businesses, which reflect the actual costs of energy efficiency programs compared to the estimated amounts billed to customers. The deferral adjusts costs incurred to match energy efficiency revenue billed to customers and the timing of the recovery of energy efficiency costs. The costs for various state policy initiatives are recovered from customers in rates and have no impact on earnings.

Interest Expense increased for the three and nine months ended September 30, 2017, as compared to the same periods in 2016, due primarily to higher interest on long-term debt ($5.8 million and $15.9 million, respectively) as a result of new debt issuances, and higher interest on short-term debt ($2.4 million and $4.8 million, respectively).

Other Income, Net increased for the three and nine months ended September 30, 2017, as compared to the same periods in 2016, due primarily to increased gains on investments ($4.2 million and $24.9 million, respectively), primarily related to Eversource's investment in a renewable energy fund, market value changes related to the deferred compensation plans ($2.9 million and $5.1 million, respectively) and higher AFUDC related to equity funds ($1.2 million and $5.0 million, respectively).

Income Tax Expense decreased for the three months ended September 30, 2017, as compared to the same period in 2016, due primarily to lower pre-tax earnings ($2.4 million) and items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($1.2 million).

Income Tax Expense increased for the nine months ended September 30, 2017, as compared to the same period in 2016, due primarily to higher pre-tax earnings ($20.6 million), the absence of a tax credit in 2017 ($2.4 million), and higher state taxes ($1.3 million), partially offset by flow-through items and permanent differences ($4.6 million).

RESULTS OF OPERATIONS – THE CONNECTICUT LIGHT AND POWER COMPANY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P for the three and nine months ended September 30, 2017 and 2016 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Millions of Dollars)	2017	2016	Increase/ (Decrease)	Percent	2017	2016	Increase/ (Decrease)	Percent
Operating Revenues	$774.8	$760.0	$14.8	1.9%	$2,173.6	$2,175.1	$(1.5)	(0.1)%
Operating Expenses:
Purchased Power and Transmission	259.0	253.5	5.5	2.2	711.2	760.6	(49.4)	(6.5)
Operations and Maintenance	123.1	123.0	0.1	0.1	359.8	356.4	3.4	1.0
Depreciation	63.7	57.7	6.0	10.4	184.3	172.2	12.1	7.0
Amortization of Regulatory Assets, Net	34.6	23.4	11.2	47.9	58.8	30.3	28.5	94.1
Energy Efficiency Programs	37.7	44.4	(6.7)	(15.1)	106.5	118.0	(11.5)	(9.7)
Taxes Other Than Income Taxes	79.2	81.9	(2.7)	(3.3)	223.4	227.9	(4.5)	(2.0)
Total Operating Expenses	597.3	583.9	13.4	2.3	1,644.0	1,665.4	(21.4)	(1.3)
Operating Income	177.5	176.1	1.4	0.8	529.6	509.7	19.9	3.9
Interest Expense	36.3	36.1	0.2	0.6	106.6	108.6	(2.0)	(1.8)
Other Income, Net	7.5	3.7	3.8	(a)	14.1	10.9	3.2	29.4
Income Before Income Tax Expense	148.7	143.7	5.0	3.5	437.1	412.0	25.1	6.1
Income Tax Expense	52.6	57.1	(4.5)	(7.9)	159.5	155.4	4.1	2.6
Net Income	$96.1	$86.6	$9.5	11.0%	$277.6	$256.6	$21.0	8.2%

(a) Percent greater than 100 not shown as it is not meaningful.

Operating Revenues
CL&P's retail sales volumes were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017	2016	Decrease	Percent	2017	2016	Decrease	Percent
Retail Sales Volumes in GWh	5,644	6,225	(581)	(9.3)%	15,812	16,541	(729)	(4.4)%

Three Months Ended:
CL&P's Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, increased by $14.8 million for the three months ended September 30, 2017, as compared to the same period in 2016.

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

Fluctuations in the overall level of operating revenues are primarily related to tracked revenues.  Tracked revenues consist of certain costs that are recovered from customers in rates through PURA-approved cost tracking mechanisms and therefore, have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply procurement and other energy-related costs, retail transmission charges, energy efficiency program costs and restructuring and stranded cost recovery revenues.   In addition, certain tracked revenues include incentives earned and carrying charges that are billed in rates to customers. Tracked distribution revenues increased primarily as a result of an increase in energy supply costs ($27.1 million) driven by increased average retail prices. Partially offsetting this increase was a decrease in stranded cost recovery revenues ($7.6 million) and a decrease in retail transmission charges ($7.6 million).

Transmission revenues increased by $6.3 million due primarily to the recovery of higher revenue requirements associated with ongoing investments in our transmission infrastructure.

Nine Months Ended:
CL&P's Operating Revenues decreased by $1.5 million for the nine months ended September 30, 2017, as compared to the same period in 2016.

Tracked distribution revenues decreased primarily as a result of a decrease in energy supply costs ($25.0 million) driven by decreased average retail prices and lower sales volumes. In addition, there was a $17.8 million decrease in stranded cost recovery revenues. Partially offsetting these decreases was an increase in federally-mandated congestion charges ($23.0 million).

Transmission revenues increased by $27.2 million due primarily to higher revenue requirements associated with ongoing investments in our transmission infrastructure.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of CL&P's customers.  These energy supply costs are recovered from customers in rates through PURA-approved cost tracking mechanisms, which have no impact on earnings (tracked costs). Total Purchased Power and Transmission expense increased for the three months ended September 30, 2017, and decreased for the nine months ended September 30, 2017, as compared to the same periods in 2016, due primarily to the following:

(Millions of Dollars)	Three Months Ended Increase/(Decrease)	Nine Months Ended Increase/(Decrease)
Purchased Power Costs	$5.7	$(68.1)
Transmission Costs	(0.2)	18.7
Total Purchased Power and Transmission	$5.5	$(49.4)

Included in purchased power costs are the costs associated with CL&P's GSC, CTA and FMCC tracking mechanisms and deferred energy supply costs.  The increase in purchased power costs for the three months ended September 30, 2017, as compared to the same period in 2016, was due primarily to GSC-related purchased power expenses. The GSC recovers energy-related costs incurred as a result of providing electric generation service supply to all customers who have not migrated to third party suppliers. The decrease in purchased power costs for the nine months ended September 30, 2017, as compared to the same period in 2016, was due primarily to a decrease in the price of standard offer supply also associated with the GSC, and lower sales volumes. The increase in transmission costs for the nine months ended September 30, 2017, as compared to the same period in 2016, was primarily the result of an increase in costs billed by ISO-NE that support regional grid investment, and Local Network Service charges, which reflect the cost of transmission service. This was partially offset by a decrease in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased for the three months ended September 30, 2017, as compared to the same period in 2016, driven by a $0.4 million increase in non-tracked costs, which was primarily attributable to higher shared corporate costs, partially offset by lower employee-related expenses, lower storm restoration costs and lower vegetation management costs. The increase in non-tracked costs was partially offset by a $0.3 million decrease in tracked costs, which was primarily attributable to lower tracked system resiliency, lower bad debt expense and lower employee-related costs, partially offset by higher transmission expenses.

Operations and Maintenance expense increased for the nine months ended September 30, 2017, as compared to the same period in 2016, driven by a $6.5 million increase in tracked costs, which was primarily attributable to higher transmission expenses, partially offset by lower tracked bad debt expense. Non-tracked costs decreased $3.0 million, which was primarily attributable to lower employee-related expenses, lower bad debt expense and lower vegetation management costs, partially offset by higher shared corporate costs, higher storm restoration costs, and higher system resiliency project costs.

Depreciation expense increased for the three and nine months ended September 30, 2017, as compared to the same periods in 2016, due primarily to higher utility plant in service balances.

Amortization of Regulatory Assets, Net expense includes the deferral of energy supply and energy-related costs and the amortization of certain costs, which are recovered from customers in rates and have no impact on earnings.  The deferral adjusts expense to match the corresponding revenues. The increase for the three and nine months ended September 30, 2017, as compared to the same periods in 2016, was due primarily to the fluctuation of the deferral, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs.

Energy Efficiency Programs expense decreased for the three and nine months ended September 30, 2017, as compared to the same periods in 2016, due primarily to the deferral adjustment, which reflects the actual cost of energy efficiency programs compared to the estimated amounts billed to customers and the timing of the recovery of energy efficiency costs. The deferral adjusts costs incurred to match energy efficiency revenue billed to customers. The costs for various state policy initiatives are recovered from customers in rates and have no impact on earnings.

Taxes Other Than Income Taxes expense decreased for the three and nine months ended September 30, 2017, as compared to the same periods in 2016, due primarily to a decrease in gross earnings taxes, partially offset by an increase in property taxes due to higher plant balances. Gross earnings taxes are tracked costs and have no impact on earnings.

Income Tax Expense decreased for the three months ended September 30, 2017, as compared to the same period in 2016, due primarily to the true-up of the return to provision impacts ($4.7 million) and items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($1.5 million), partially offset by higher pre-tax earnings ($1.7 million).

Income Tax Expense increased for the nine months ended September 30, 2017, as compared to the same period in 2016, due primarily to higher pre-tax earnings ($8.8 million) and higher state taxes ($2.6 million), partially offset by the true-up of the return to provision impacts ($4.7 million) and flow-through items and permanent differences ($2.6 million).

EARNINGS SUMMARY

CL&P's earnings increased $9.5 million for the three months ended September 30, 2017, as compared to the same period in 2016, due primarily to a lower effective tax rate, an increase in transmission earnings driven by a higher transmission rate base, and higher distribution revenues due in part to a higher rate base for the system resiliency program, partially offset by higher depreciation expense.

CL&P's earnings increased $21.0 million for the nine months ended September 30, 2017, as compared to the same period in 2016, due primarily to an increase in transmission earnings driven by a higher transmission rate base, higher distribution revenues due in part to a higher rate base for the system resiliency program, and lower non-tracked operations and maintenance expense.  These favorable earnings impacts were partially offset by higher depreciation expense.

LIQUIDITY

Cash totaled $9.4 million as of September 30, 2017, compared with $6.6 million as of December 31, 2016.

CL&P had cash flows provided by operating activities of $623.3 million for the nine months ended September 30, 2017, as compared to $614.4 million in the same period of 2016.  The increase in operating cash flows was due primarily to the favorable impact of the timing of regulatory recoveries and the timing of collections and payments of our working capital items, including accounts receivable and accounts payable.  Partially offsetting these favorable impacts were the income tax payments of $19.8 million made in 2017, compared to the income tax refunds of $128.5 million received in 2016.

Eversource parent has a $1.45 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt, with intercompany loans to certain subsidiaries, including CL&P.  The weighted-average interest rate on the commercial paper borrowings as of September 30, 2017 and December 31, 2016 was 1.34 percent and 0.88 percent, respectively. There were no intercompany loans from Eversource parent to CL&P as of September 30, 2017.  As of December 31, 2016, there were intercompany loans from Eversource parent to CL&P of $80.1 million. Eversource parent, and certain of its subsidiaries, including CL&P, are parties to a five-year $1.45 billion revolving credit facility. The revolving credit facility terminates on September 4, 2021.  The revolving credit facility serves to backstop Eversource parent's $1.45 billion commercial paper program. There were no borrowings outstanding on the revolving credit facility as of September 30, 2017 and December 31, 2016.

In August 2017, CL&P issued $225 million of 4.30 percent 2014 Series A First and Refunding Mortgage Bonds due to mature in 2044. These bonds are part of the same series of CL&P’s existing 4.30 percent bonds that were initially issued in 2014. The aggregate outstanding principal amount for these bonds is now $475 million. The proceeds, net of issuance costs, were used to refinance short-term debt and fund capital expenditures and working capital.

In September 2017, CL&P repaid at maturity $100 million of 5.75 percent 2007 Series C First Mortgage Bonds.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized portions of pension expense.  CL&P's investments in property, plant and equipment totaled $621.9 million for the nine months ended September 30, 2017.

RESULTS OF OPERATIONS – NSTAR ELECTRIC COMPANY AND SUBSIDIARY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for NSTAR Electric for the nine months ended September 30, 2017 and 2016 included in this combined Quarterly Report on Form 10-Q:

	For the Nine Months Ended September 30,
(Millions of Dollars)	2017	2016	Increase/ (Decrease)	Percent
Operating Revenues	$1,913.5	$1,986.0	$(72.5)	(3.7)%
Operating Expenses:
Purchased Power and Transmission	689.8	764.9	(75.1)	(9.8)
Operations and Maintenance	266.2	279.9	(13.7)	(4.9)
Depreciation	167.6	159.2	8.4	5.3
Amortization of Regulatory Assets, Net	17.8	18.3	(0.5)	(2.7)
Energy Efficiency Programs	198.8	212.9	(14.1)	(6.6)
Taxes Other Than Income Taxes	99.0	101.8	(2.8)	(2.8)
Total Operating Expenses	1,439.2	1,537.0	(97.8)	(6.4)
Operating Income	474.3	449.0	25.3	5.6
Interest Expense	70.0	62.2	7.8	12.5
Other Income, Net	8.7	7.6	1.1	14.5
Income Before Income Tax Expense	413.0	394.4	18.6	4.7
Income Tax Expense	161.3	154.5	6.8	4.4
Net Income	$251.7	$239.9	$11.8	4.9%

Operating Revenues
NSTAR Electric's retail sales volumes were as follows:

	For the Nine Months Ended September 30,
	2017	2016	Decrease	Percent
Retail Sales Volumes in GWh	15,204	15,746	(542)	(3.4)%

NSTAR Electric's Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, decreased by $72.5 million for the nine months ended September 30, 2017, as compared to the same period in 2016.

Base distribution revenues:  Base distribution revenues, excluding LBR, decreased $11.2 million for the nine months ended September 30, 2017, as compared to the same period in 2016, as a result of lower sales volumes in 2017, as compared to 2016 driven by the mild summer weather during the third quarter of 2017. LBR increased $10.6 million for the nine months ended September 30, 2017, as compared to the same period in 2016.

Tracked revenues:  Tracked revenues consist of certain costs that are recovered from customers in rates through DPU-approved cost tracking mechanisms and therefore, have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply procurement and other energy-related costs, retail transmission charges, energy efficiency program costs, net metering for distributed generation and transition cost recovery revenues.   In addition, certain tracked revenues include incentives earned and carrying charges that are billed in rates to customers. Tracked distribution revenues decreased primarily as a result of a decrease in energy supply costs ($44.1 million) driven by decreased average retail prices and lower sales volumes, a decrease in retail transmission charges ($53.9 million), a decrease in the pension rate adjustment mechanism ($14.7 million), and a decrease in transition cost recovery revenues ($11.9 million).  Partially offsetting these decreases were an increase in net metering revenues ($20.2 million) and an increase in revenues related to renewable energy requirements ($23.4 million).

Transmission revenues increased by $20.6 million due primarily to the recovery of higher revenue requirements associated with ongoing investments in our transmission infrastructure.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of NSTAR Electric's customers. These energy supply costs are recovered from customers in rates through DPU-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Total Purchased Power and Transmission expense decreased for the nine months ended September 30, 2017, as compared to the same period in 2016, due primarily to the following:

(Millions of Dollars)	Decrease
Purchased Power Costs	$(42.3)
Transmission Costs	(32.8)
Total Purchased Power and Transmission	$(75.1)

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

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense decreased for the nine months ended September 30, 2017, as compared to the same period in 2016, driven by a $13.0 million decrease in non-tracked costs, which was primarily attributable to lower employee-related expenses, lower bad debt expense and lower storm restoration costs, partially offset by higher shared corporate costs, a $4.9 million charge recorded in the second quarter of 2017 related to the Boston Harbor civil action settlement, and higher vegetation management costs. Tracked costs decreased $0.7 million, which was primarily attributable to lower tracked employee-related expenses, partially offset by higher transmission expenses and higher tracked bad debt expense.

Depreciation expense increased for the nine months ended September 30, 2017, as compared to the same period in 2016, due primarily to higher utility plant in service balances.

Energy Efficiency Programs expense decreased for the nine months ended September 30, 2017, as compared to the same period in 2016, due primarily to the deferral adjustment, which reflects the actual cost of energy efficiency programs compared to the estimated amounts billed to customers and the timing of the recovery of energy efficiency costs. The deferral adjusts costs incurred to match energy efficiency revenue billed to customers. The costs for various state policy initiatives are recovered from customers in rates and have no impact on earnings.

Taxes Other Than Income Taxes expense decreased for the nine months ended September 30, 2017, as compared to the same period in 2016, due primarily to a decrease in property tax rates and lower employment-related taxes.

Interest Expense increased for the nine months ended September 30, 2017, as compared to the same period in 2016, due primarily to new debt issuances.

Income Tax Expense increased for the nine months ended September 30, 2017, as compared to the same period in 2016, due primarily to higher pre-tax earnings ($6.9 million), partially offset by items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.1 million).

EARNINGS SUMMARY

NSTAR Electric's earnings increased $11.8 million for the nine months ended September 30, 2017, as compared to the same period in 2016, due primarily to lower operations and maintenance expense and lower property tax expense, partially offset by lower sales volumes driven by the mild summer weather during the third quarter of 2017, and higher interest and depreciation expense.

LIQUIDITY

NSTAR Electric had cash flows provided by operating activities of $413.0 million for the nine months ended September 30, 2017, as compared to $564.3 million in the same period of 2016.  The decrease in operating cash flows was due primarily to a decrease in regulatory recoveries, which were significantly impacted by the timing of collections of purchased power and transmission costs, an increase of $56.3 million in Pension and PBOP Plan cash contributions, and the income tax payments of $23.9 million made in 2017, compared to the income tax refunds of $28.1 million received in 2016. Partially offsetting these decreases was a favorable impact related to the timing of collections of accounts receivable.

NSTAR Electric has a $450 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. As of September 30, 2017, NSTAR Electric had no short-term borrowings outstanding and as of December 31, 2016, NSTAR Electric had $126.5 million in short-term borrowings outstanding under its commercial paper program, leaving $450.0 million and $323.5 million of available borrowing capacity as of September 30, 2017 and December 31, 2016, respectively.  The weighted-average interest rate on these borrowings as of December 31, 2016 was 0.71 percent.  NSTAR Electric is a party to a five-year $450 million revolving credit facility. The revolving credit facility terminates on September 4, 2021.  The revolving credit facility serves to backstop NSTAR Electric's $450 million commercial paper program.  There were no borrowings outstanding on the revolving credit facility as of September 30, 2017 and December 31, 2016.

RESULTS OF OPERATIONS – PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for PSNH for the nine months ended September 30, 2017 and 2016 included in this combined Quarterly Report on Form 10-Q:

	For the Nine Months Ended September 30,
(Millions of Dollars)	2017	2016	Increase/ (Decrease)	Percent
Operating Revenues	$733.6	$727.8	$5.8	0.8%
Operating Expenses:
Purchased Power, Fuel and Transmission	179.3	155.7	23.6	15.2
Operations and Maintenance	191.2	187.2	4.0	2.1
Depreciation	95.3	86.5	8.8	10.2
Amortization of Regulatory (Liabilities)/Assets, Net	(10.7)	14.5	(25.2)	(a)
Energy Efficiency Programs	11.0	10.9	0.1	0.9
Taxes Other Than Income Taxes	67.0	64.5	2.5	3.9
Total Operating Expenses	533.1	519.3	13.8	2.7
Operating Income	200.5	208.5	(8.0)	(3.8)
Interest Expense	38.7	37.4	1.3	3.5
Other Income, Net	2.9	1.0	1.9	(a)
Income Before Income Tax Expense	164.7	172.1	(7.4)	(4.3)
Income Tax Expense	65.1	66.3	(1.2)	(1.8)
Net Income	$99.6	$105.8	$(6.2)	(5.9)%

(a) Percent greater than 100 not shown as it is not meaningful.

Operating Revenues
PSNH's retail sales volumes were as follows:

	For the Nine Months Ended September 30,
	2017	2016	Decrease	Percent
Retail Sales Volumes in GWh	5,835	5,985	(150)	(2.5)%

PSNH's Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, increased by $5.8 million for the nine months ended September 30, 2017, as compared to the same period in 2016.

Base distribution revenues:  Base distribution revenues decreased $2.0 million for the nine months ended September 30, 2017, as compared to the same period in 2016, due primarily to a 2.5 percent decrease in sales volumes driven by the mild summer weather during the third quarter of 2017.

Tracked revenues: Tracked revenues consist of certain costs that are recovered from customers in rates through NHPUC-approved cost tracking mechanisms and therefore, have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply procurement and energy-related costs, costs associated with the generation of electricity for customers, retail transmission charges, energy efficiency program costs and stranded cost recovery revenues.   In addition, certain tracked revenues include incentives earned and carrying charges that are billed in rates to customers. Tracked distribution revenues decreased primarily as a result of a decrease in revenues related to the timing of the sale of RECs ($15.3 million) and a decrease in the energy service rate ($5.1 million). Partially offsetting these decreases was an increase in retail transmission charges ($7.2 million) and an increase in wholesale generation revenues ($4.0 million).

Transmission revenues increased by $17.6 million due primarily to the recovery of higher revenue requirements associated with ongoing investments in our transmission infrastructure.

Purchased Power, Fuel and Transmission expense includes costs associated with PSNH's generation of electricity, as well as purchasing electricity on behalf of its customers.  These generation and energy supply costs are recovered from customers in rates through NHPUC-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Total Purchased Power, Fuel and Transmission expense increased for the nine months ended September 30, 2017, as compared to the same period in 2016, due primarily to the following:

(Millions of Dollars)	Increase
Purchased Power and Generation Fuel Costs	$5.1
Transmission Costs	18.5
Total Purchased Power, Fuel and Transmission	$23.6

In order to meet the demand of customers who have not migrated to third party suppliers, PSNH procures power through power supply contracts and spot purchases in the competitive New England wholesale power market and/or produces power through its own generation.  The increase in purchased power and generation fuel costs was due primarily to higher purchased power energy expenses that are recovered as a component of the Energy Service rate, and Regional Greenhouse Gas Initiative related expenses recovered in the SCRC. The increase in transmission costs was primarily the result of an increase in costs billed by ISO-NE that support regional grid investment, and Local Network Service charges, which reflect the cost of transmission service, as well as the retail transmission cost deferral, which reflects actual costs of transmission service compared to estimated amounts billed to customers.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased for the nine months ended September 30, 2017, as compared to the same period in 2016, driven by a $2.1 million increase in tracked costs, which was primarily attributable to higher transmission expenses, partially offset by lower employee-related expenses. Non-tracked costs increased by $1.9 million, which was primarily attributable to higher shared corporate costs and higher vegetation management costs, partially offset by lower employee-related expenses.

Depreciation expense increased for the nine months ended September 30, 2017, as compared to the same period in 2016, due primarily to higher utility plant in service balances.

Amortization of Regulatory (Liabilities)/Assets, Net expense includes the deferral of energy supply and energy-related costs and the amortization of certain costs, which are recovered from customers in rates and have no impact on earnings.  The deferral adjusts expense to match the corresponding revenues.  The decrease for the nine months ended September 30, 2017, as compared to the same period in 2016, was due primarily to the fluctuation of the deferral, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs.

Taxes Other Than Income Taxes expense increased for the nine months ended September 30, 2017, as compared to the same period in 2016, due primarily to an increase in property taxes due to higher plant balances.

Income Tax Expense decreased for the nine months ended September 30, 2017, as compared to the same period in 2016, due primarily to lower pre-tax earnings ($2.6 million) and items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($1.0 million), partially offset by the absence of a tax credit in 2017 ($2.4 million).

EARNINGS SUMMARY

PSNH's earnings decreased $6.2 million for the nine months ended September 30, 2017, as compared to the same period in 2016, due primarily to lower generation earnings, higher property tax and depreciation expense and lower sales volumes driven by the mild summer weather during the third quarter of 2017. These unfavorable earnings impacts were partially offset by an increase in transmission earnings driven by a higher transmission rate base.

LIQUIDITY

PSNH had cash flows provided by operating activities of $264.0 million for the nine months ended September 30, 2017, as compared to $306.0 million in the same period of 2016.  The decrease in operating cash flows was due primarily to the income tax payments of $11.8 million made in 2017, compared to the income tax refunds of $41.3 million received in 2016. Partially offsetting this decrease was $16.2 million of lower Pension Plan contributions made in 2017, as compared to 2016, and the favorable impacts related to the timing of regulatory recoveries.

RESULTS OF OPERATIONS – WESTERN MASSACHUSETTS ELECTRIC COMPANY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for WMECO for the nine months ended September 30, 2017 and 2016 included in this combined Quarterly Report on Form 10-Q:

	For the Nine Months Ended September 30,
(Millions of Dollars)	2017	2016	Increase/ (Decrease)	Percent
Operating Revenues	$377.2	$368.5	$8.7	2.4%
Operating Expenses:
Purchased Power and Transmission	109.6	104.4	5.2	5.0
Operations and Maintenance	65.8	68.0	(2.2)	(3.2)
Depreciation	36.8	34.4	2.4	7.0
Amortization of Regulatory Assets/(Liabilities), Net	(0.6)	3.3	(3.9)	(a)
Energy Efficiency Programs	29.7	33.6	(3.9)	(11.6)
Taxes Other Than Income Taxes	31.4	30.4	1.0	3.3
Total Operating Expenses	272.7	274.1	(1.4)	(0.5)
Operating Income	104.5	94.4	10.1	10.7
Interest Expense	18.8	18.3	0.5	2.7
Other Income, Net	1.4	0.1	1.3	(a)
Income Before Income Tax Expense	87.1	76.2	10.9	14.3
Income Tax Expense	34.7	30.1	4.6	15.3
Net Income	$52.4	$46.1	$6.3	13.7%

(a) Percent greater than 100 not shown as it is not meaningful.

Operating Revenues
WMECO's retail sales volumes were as follows:

	For the Nine Months Ended September 30,
	2017	2016	Decrease	Percent
Retail Sales Volumes in GWh	2,579	2,695	(116)	(4.3)%

WMECO's Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, increased by $8.7 million for the nine months ended September 30, 2017, as compared to the same period in 2016.

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

Fluctuations in the overall level of operating revenues are primarily related to tracked revenues.  Tracked revenues consist of certain costs that are recovered from customers in rates through DPU-approved cost tracking mechanisms and therefore, have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply procurement and other energy-related costs, retail transmission charges, energy efficiency program costs, low income assistance programs, and restructuring and stranded cost recovery revenues.  In addition, certain tracked revenues include incentives earned and carrying charges that are billed in rates to customers. Tracked distribution revenues decreased due primarily to a decrease in energy supply costs ($10.8 million) driven by decreased average retail prices and lower sales volumes, partially offset by increases in revenues related to renewable energy requirements ($6.6 million).

Transmission revenues increased by $12.0 million due primarily to the recovery of higher revenue requirements associated with ongoing investments in our transmission infrastructure.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of WMECO's customers. These energy supply costs are recovered from customers in rates through DPU-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Total Purchased Power and Transmission expense increased for the nine months ended September 30, 2017, as compared to the same period in 2016, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Purchased Power Costs	$(2.6)
Transmission Costs	7.8
Total Purchased Power and Transmission	$5.2

Included in purchased power costs are the costs associated with WMECO's basic service charge and deferred energy supply costs.  The basic service charge recovers energy-related costs incurred as a result of providing electric generation service supply to all customers who have not migrated to third party suppliers.  The decrease in purchased power costs for the nine months ended September 30, 2017, as compared to the same period in 2016, was due primarily to lower prices associated with the procurement of energy supply and lower sales volumes. The increase in transmission costs for the nine months ended September 30, 2017, as compared to the same period in 2016, was primarily the result of an increase in costs billed by ISO-NE that support regional grid investment, and Local Network Service charges, which reflect the cost of transmission service, as well as the retail transmission cost deferral, which reflects actual costs of transmission service compared to estimated amounts billed to customers.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense decreased for the nine months ended September 30, 2017, as compared to the same period in 2016, driven by a decrease in non-tracked costs of $1.9 million, which was primarily attributable to lower employee-related expenses, partially offset by higher shared corporate costs. Tracked costs also decreased by $0.3 million, which was primarily attributable to lower tracked employee-related expenses, and a lower deferral adjustment for RECs generated and sold by the WMECO solar program, partially offset by higher transmission expenses.

Depreciation expense increased for the nine months ended September 30, 2017, as compared to the same period in 2016, due primarily to higher utility plant in service balances.

Amortization of Regulatory Assets/(Liabilities), Net expense decreased for the nine months ended September 30, 2017, as compared to the same period in 2016, due to the timing of refunds or recovery of tracked costs to/from customers in rates.  These costs have no impact on earnings.

Energy Efficiency Programs expense decreased for the nine months ended September 30, 2017, as compared to the same period in 2016, due primarily to the deferral adjustment, which reflects the actual cost of energy efficiency programs compared to the estimated amounts billed to customers and the timing of the recovery of energy efficiency costs. The deferral adjusts costs incurred to match energy efficiency revenue billed to customers. The costs for various state policy initiatives are recovered from customers in rates and have no impact on earnings.

Income Tax Expense increased for the nine months ended September 30, 2017, as compared to the same period in 2016, due primarily to higher pre-tax earnings ($3.8 million) and items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.8 million).

EARNINGS SUMMARY

WMECO's earnings increased $6.3 million for the nine months ended September 30, 2017, as compared to the same period in 2016, due primarily to an increase in transmission earnings driven by a higher transmission rate base, and lower operations and maintenance expense.

LIQUIDITY

WMECO had cash flows provided by operating activities of $92.0 million for the nine months ended September 30, 2017, as compared to $124.8 million in the same period of 2016.  The decrease in operating cash flows was due primarily to the income tax payments of $2.0 million made in 2017, compared to the income tax refunds of $21.6 million received in 2016, and the unfavorable impacts related to the timing of collections and payments of our working capital items, including accounts receivable. Partially offsetting these unfavorable impacts was the benefit related to the timing of regulatory recoveries.

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

Our Regulated companies are subject to credit risk from certain long-term or high-volume supply contracts with energy marketing companies.  Our Regulated companies manage the credit risk with these counterparties in accordance with established credit risk practices and monitor contracting risks, including credit risk.  As of September 30, 2017, our Regulated companies did not hold collateral (letters of credit) from counterparties related to our standard service contracts.  As of September 30, 2017, Eversource had $24.5 million of cash posted with ISO-NE related to energy transactions.

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

Management, on behalf of Eversource, CL&P, NSTAR Electric, PSNH and WMECO, evaluated the design and operation of the disclosure controls and procedures as of September 30, 2017 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC.  This evaluation was made under management's supervision and with management's participation, including the principal executive officer and principal financial officer as of the end of the period covered by this Quarterly Report on Form 10-Q.  There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The principal executive officer and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of Eversource, CL&P, NSTAR Electric, PSNH and WMECO are effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

During the third quarter of 2017, Eversource implemented a new supply chain management system resulting in a material change in internal controls over financial reporting. This new supply chain system consisted of both modern software tools and revised processes that consolidated and standardized all supply chain processes and practices across all of Eversource, including CL&P, NSTAR Electric, PSNH, and WMECO. Pre-implementation testing and post-implementation reviews were conducted by management to ensure that internal controls surrounding the system implementation process, the applications, and the closing process were properly designed to prevent material financial statement errors. Such procedures included the review of required documents, user acceptance testing, change management procedures, access controls, data migration strategies and reconciliations, application interface testing and other standard application controls.

Except as described above, there have been no changes in internal controls over financial reporting for Eversource, CL&P, NSTAR Electric, PSNH and WMECO during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
July 1 - July 31, 2017	99,090	$60.76	—	—
August 1 - August 31, 2017	4,802	62.08	—	—
September 1 - September 30, 2017	74,148	60.77	—	—
Total	178,040	$60.80	—	—

ITEM 6.	EXHIBITS

Each document described below is filed herewith, unless designated with an asterisk (*), which exhibits are incorporated by reference by the registrant under whose name the exhibit appears.

	Exhibit No.	Description

Listing of Exhibits (Eversource)

10.1
Thirteen Supplemental Indenture of Mortgage and Deed of Trust between Yankee Gas Services Company and The Bank of New York Mellon Trust Company, N.A., successor as Trustee to The Bank of New York, as successor to Fleet National Bank (formerly known as The Connecticut National Bank), dated as of September 1, 2017

	12	Ratio of Earnings to Fixed Charges

	31	Certification by the Chief Executive Officer of Eversource Energy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.1	Certification by the Chief Financial Officer of Eversource Energy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32	Certification by the Chief Executive Officer and Chief Financial Officer of Eversource Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Listing of Exhibits (CL&P)

*	4.2
Supplemental Indenture (2017 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of August 1, 2017 (incorporated by reference to Exhibit 4.1, CL&P Current Report on Form 8-K filed August 23, 2017, File No. 000-00404)

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

EVERSOURCE ENERGY

November 3, 2017	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY

November 3, 2017	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR ELECTRIC COMPANY

November 3, 2017	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

November 3, 2017	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN MASSACHUSETTS ELECTRIC COMPANY

November 3, 2017	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer