Form 10-K
period 2017-12-31
EVERSOURCE ENERGY; CONNECTICUT LIGHT & POWER CO; NSTAR ELECTRIC CO; PUBLIC SERVICE CO OF NEW HAMPSHIRE
filed 2018-02-26
CIK 72741, 23426, 13372, 315256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission File Number	Registrant; State of Incorporation; Address; and Telephone Number	I.R.S. Employer Identification No.

1-5324	EVERSOURCE ENERGY (a Massachusetts voluntary association) 300 Cadwell Drive Springfield, Massachusetts 01104 Telephone: (800) 286-5000	04-2147929

0-00404	THE CONNECTICUT LIGHT AND POWER COMPANY (a Connecticut corporation) 107 Selden Street Berlin, Connecticut 06037-1616 Telephone: (800) 286-5000	06-0303850

1-02301	NSTAR ELECTRIC COMPANY (a Massachusetts corporation) 800 Boylston Street Boston, Massachusetts 02199 Telephone: (800) 286-5000	04-1278810

1-6392	PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE (a New Hampshire corporation) Energy Park 780 North Commercial Street Manchester, New Hampshire 03101-1134 Telephone: (800) 286-5000	02-0181050

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Name of Each Exchange on Which Registered

Eversource Energy	Common Shares, $5.00 par value	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of Each Class

The Connecticut Light and Power Company	Preferred Stock, par value $50.00 per share, issuable in series, of which the following series are outstanding:
	$1.90 $2.00 $2.04 $2.20 3.90% $2.06 $2.09 4.50% 4.96% 4.50% 5.28% $3.24 6.56%	Series Series Series Series Series Series E Series F Series Series Series Series Series G Series	of 1947 of 1947 of 1949 of 1949 of 1949 of 1954 of 1955 of 1956 of 1958 of 1963 of 1967 of 1968 of 1968

NSTAR Electric Company	Preferred Stock, par value $100.00 per share, issuable in series, of which the following series are outstanding:
	4.25% 4.78%	Series Series	of 1956 of 1958

NSTAR Electric Company and Public Service Company of New Hampshire each meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K, and each is therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction I(2) of Form 10‑K.

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

The aggregate market value of Eversource Energy's Common Shares, $5.00 par value, held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of Eversource Energy's most recently completed second fiscal quarter (June 30, 2017) was $19,210,596,737 based on a closing market price of $60.71 per share for the 316,432,165 common shares outstanding held by non-affiliates on June 30, 2017.

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

Company - Class of Stock	Outstanding as of January 31, 2018
Eversource Energy Common Shares, $5.00 par value	316,885,808 shares

The Connecticut Light and Power Company Common Stock, $10.00 par value	6,035,205 shares

NSTAR Electric Company Common Stock, $1.00 par value	200 shares

Public Service Company of New Hampshire Common Stock, $1.00 par value	301 shares

Eversource Energy holds all of the 6,035,205 shares, 200 shares and 301 shares of the outstanding common stock of The Connecticut Light and Power Company, NSTAR Electric Company and Public Service Company of New Hampshire, respectively.

Eversource Energy, The Connecticut Light and Power Company, NSTAR Electric Company and Public Service Company of New Hampshire each separately file this combined Form 10-K.  Information contained herein relating to any individual registrant is filed by such registrant on its own behalf.  Each registrant makes no representation as to information relating to the other registrants.

GLOSSARY OF TERMS

The following is a glossary of abbreviations and acronyms that are found in this report:

Current or former Eversource Energy companies, segments or investments:
Eversource, ES or the Company	Eversource Energy and subsidiaries
Eversource parent or ES parent	Eversource Energy, a public utility holding company
ES parent and other companies
ES parent and other companies are comprised of Eversource parent, Eversource Service and other subsidiaries, which primarily includes our unregulated businesses, HWP Company, The Rocky River Realty Company (a real estate subsidiary), and the consolidated operations of CYAPC and YAEC, and Aquarion's water business from the date of acquisition on December 4, 2017 through December 31, 2017

CL&P	The Connecticut Light and Power Company
NSTAR Electric	NSTAR Electric Company
PSNH	Public Service Company of New Hampshire
NSTAR Gas	NSTAR Gas Company
Yankee Gas	Yankee Gas Services Company
Aquarion	Eversource Aquarion Holdings, Inc and its subsidiaries (formerly known as Macquarie Utilities Inc)
NPT	Northern Pass Transmission LLC
Northern Pass	The HVDC and associated alternating-current transmission line project from Canada into New Hampshire
Eversource Service	Eversource Energy Service Company
Bay State Wind	A project being developed jointly by Eversource and Denmark-based Ørsted (formerly known as DONG Energy) to construct an offshore wind farm off the coast of Massachusetts
CYAPC	Connecticut Yankee Atomic Power Company
MYAPC	Maine Yankee Atomic Power Company
YAEC	Yankee Atomic Electric Company
Yankee Companies	CYAPC, YAEC and MYAPC
Electric and Natural Gas Companies
The Eversource electric and natural gas companies are comprised of the electric distribution and transmission businesses of CL&P, NSTAR Electric and PSNH, the natural gas distribution businesses of Yankee Gas and NSTAR Gas, NPT, the generation facilities of PSNH, and the solar power facilities of NSTAR Electric

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

2017 FORM 10-K ANNUAL REPORT

iii

EVERSOURCE ENERGY AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

References in this Annual Report on Form 10-K to "Eversource," the "Company," "we," "our," and "us" refer to Eversource Energy and its consolidated subsidiaries. CL&P, NSTAR Electric, and PSNH are each doing business as Eversource Energy.

From time to time, we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, assumptions of future events, future financial performance or growth and other statements that are not historical facts.  These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  You can generally identify our forward-looking statements through the use of words or phrases such as "estimate," "expect," "anticipate," "intend," "plan," "project," "believe," "forecast," "should," "could," and other similar expressions.  Forward-looking statements are based on the current expectations, estimates, assumptions or projections of management and are not guarantees of future performance.  These expectations, estimates, assumptions or projections may vary materially from actual results.  Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause our actual results to differ materially from those contained in our forward-looking statements, including, but not limited to:

•	cyber breaches and other disruptions to our information technology system that may compromise the confidentiality of our proprietary information and the personal information of our customers,

•	acts of war, terrorism or grid disturbances that may disrupt our transmission and distribution systems,

•	ability or inability to successfully commence and complete our major strategic development opportunities,

•	actions or inaction of local, state and federal regulatory, public policy and taxing bodies,

•	changes in business conditions, which could include disruptive technology related to our current or future business model,

•	changes in economic conditions, including impact on interest rates, tax policies, and customer demand and payment ability,

•	fluctuations in weather patterns, including extreme weather due to climate change,

•	changes in laws, regulations or regulatory policy,

•	changes in levels or timing of capital expenditures,

•	disruptions in the capital markets or other events that make our access to necessary capital more difficult or costly,

•	developments in legal or public policy doctrines,

•	technological developments and alternative energy sources,

•	changes in accounting standards and financial reporting regulations,

•	actions of rating agencies, and

•	other presently unknown or unforeseen factors.
.
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

Eversource Energy, headquartered in Boston, Massachusetts and Hartford, Connecticut, is a public utility holding company subject to regulation by the FERC under the Public Utility Holding Company Act of 2005. We are engaged primarily in the energy delivery business through the following wholly-owned utility subsidiaries:

•	The Connecticut Light and Power Company (CL&P), a regulated electric utility that serves residential, commercial and industrial customers in parts of Connecticut;

•
NSTAR Electric Company (NSTAR Electric), a regulated electric utility that serves residential, commercial and industrial customers in parts of eastern and western Massachusetts and owns solar power facilities;

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

•
Aquarion Water Company (Aquarion), a regulated water utility holding company that serves residential, commercial, industrial and fire protection customers through its separate three regulated utilities, AWC-CT, AWC-MA and AWC-NH in parts of Connecticut, Massachusetts and New Hampshire;

CL&P, NSTAR Electric and PSNH also serve New England customers through Eversource Energy's electric transmission business, and are each doing business as Eversource Energy in their respective service territories.

On December 31, 2017, Western Massachusetts Electric Company, a former subsidiary of Eversource Energy, merged with and into NSTAR Electric, with NSTAR Electric as the surviving entity. As a result, NSTAR Electric serves all of Eversource Energy’s electric customers in Massachusetts. For purposes of this combined Annual Report on Form 10-K, the financial statements and financial information presented for prior years were retrospectively adjusted as if the merger had occurred on the first day of the earliest period presented.  Upon the closing of the merger, all assets, contracts, rights and obligations of Western Massachusetts Electric Company were reflected as part of NSTAR Electric.

On December 4, 2017, Eversource acquired Macquarie Utilities Inc., subsequently renamed Eversource Aquarion Holdings, Inc., and its Aquarion Water Company subsidiaries. Collectively, these water utility companies serve residential, commercial, industrial and fire protection customers in parts of Connecticut, Massachusetts and New Hampshire.

Eversource Energy, CL&P, NSTAR Electric and PSNH each report their financial results separately. We also include information in this report on a segment basis for Eversource Energy. Eversource Energy recognizes three reportable segments: electric distribution, electric transmission, and natural gas distribution. Eversource Energy's electric distribution segment includes the results of PSNH's generation facilities and NSTAR Electric's solar power facilities. The energy transmission and distribution segments represented substantially all of Eversource Energy's total consolidated revenues for the years ended December 31, 2017, 2016 and 2015. CL&P, NSTAR Electric and PSNH do not report separate business segments.

ELECTRIC DISTRIBUTION SEGMENT

General

Eversource Energy's electric distribution segment consists of the distribution businesses of CL&P, NSTAR Electric and PSNH, which are engaged in the distribution of electricity to retail customers in Connecticut, Massachusetts and New Hampshire, respectively, plus the regulated electric generation facilities of PSNH and solar power facilities of NSTAR Electric.

The following table shows the sources of electric franchise retail revenues for Eversource Energy's electric distribution companies, collectively, based on categories of customers:

(Thousands of Dollars)	2017	2016	2015
Residential	$3,457,986	$3,448,043	$3,608,155
Commercial	2,459,985	2,465,664	2,476,686
Industrial	330,995	328,103	326,564
Other	94,091	139,527	151,195
Total Retail Electric Revenues	$6,343,057	$6,381,337	$6,562,600

A summary of our distribution companies' retail electric GWh sales volumes and percentage changes for 2017, as compared to 2016, is as follows:

	2017	2016	Percentage Change
Residential	20,496	21,002	(2.4)%
Commercial	26,570	27,206	(2.3)%
Industrial	5,180	5,434	(4.7)%
Total	52,246	53,642	(2.6)%

Certain Eversource electric, natural gas and water companies, including CL&P and NSTAR Electric (for a portion of its customers), have a regulatory commission approved revenue decoupling mechanism ("decoupled companies"). Distribution revenues are decoupled from customer sales volumes, where applicable, which breaks the relationship between sales volumes and revenues recognized. The decoupled companies reconcile their annual base distribution rate recovery to pre-established levels of baseline distribution delivery service revenues.  Any difference between the allowed level of distribution revenue and the actual amount realized is adjusted through rates in a subsequent period.

Retail electric sales volumes at our electric utilities with a traditional rate structure (the eastern region of NSTAR Electric and PSNH) were lower in 2017, as compared to 2016, due primarily to the mild summer weather in 2017, as compared to 2016. Cooling degree days in 2017 were 14.7 percent lower in the Boston metropolitan area and 22.7 percent lower in New Hampshire, as compared to 2016. Sales volumes were positively impacted by improved economic conditions across our service territories, but this trend was offset by lower customer usage driven by the impact of increased customer energy conservation efforts.

CL&P and NSTAR Electric (for its western Massachusetts customer rates) reconcile their annual base distribution rate recovery amounts to their pre-established levels of baseline distribution delivery service revenues of $1.059 billion and $132.4 million, respectively, through December 31, 2017. Effective February 1, 2018, NSTAR Electric, operating entirely under decoupled rates, will reconcile its annual base distribution rate recovery to its new baseline of $974.8 million.

ELECTRIC DISTRIBUTION – CONNECTICUT

THE CONNECTICUT LIGHT AND POWER COMPANY

CL&P's distribution business consists primarily of the purchase, delivery and sale of electricity to its residential, commercial and industrial customers. As of December 31, 2017, CL&P furnished retail franchise electric service to approximately 1.2 million customers in 149 cities and towns in Connecticut, covering an area of 4,400 square miles. CL&P does not own any electric generation facilities.

The following table shows the sources of CL&P's electric franchise retail revenues based on categories of customers:

	CL&P
(Thousands of Dollars)	2017	2016	2015
Residential	$1,649,294	$1,603,351	$1,641,165
Commercial	883,904	858,965	841,093
Industrial	144,672	139,556	129,544
Other	29,144	47,672	62,704
Total Retail Electric Revenues	$2,707,014	$2,649,544	$2,674,506

A summary of CL&P's retail electric GWh sales volumes and percentage changes for 2017, as compared to 2016, is as follows:

	2017	2016	Percentage Change
Residential	9,642	9,907	(2.7)%
Commercial	9,161	9,461	(3.2)%
Industrial	2,146	2,249	(4.6)%
Total	20,949	21,617	(3.1)%

Rates

CL&P is subject to regulation by the PURA, which, among other things, has jurisdiction over rates, certain dispositions of property and plant, mergers and consolidations, issuances of long-term securities, standards of service and construction and operation of facilities.  CL&P's present general rate structure consists of various rate and service classifications covering residential, commercial and industrial services.  CL&P's retail rates include a delivery service component, which includes distribution, transmission, conservation, renewable energy programs and other charges that are assessed on all customers.

Under Connecticut law, all of CL&P's customers are entitled to choose their energy suppliers, while CL&P remains their electric distribution company.  For those customers who do not choose a competitive energy supplier, under SS rates for customers with less than 500 kilowatts of demand (residential customers and small and medium commercial and industrial customers), and LRS rates for customers with 500 kilowatts or more of demand (larger commercial and industrial customers), CL&P purchases power under standard offer contracts and passes the cost of the purchased power to customers through a combined charge on customers' bills.

The rates established by the PURA for CL&P are comprised of the following:

•
An electric GSC, which recovers energy-related costs incurred as a result of providing electric generation service supply to all customers that have not migrated to competitive energy suppliers.  The GSC is adjusted periodically and reconciled semi-annually in accordance with the policies and procedures of the PURA, with any differences refunded to, or recovered from, customers.

•
A revenue decoupling adjustment that reconciles the amounts recovered from customers, on an annual basis, to the distribution revenue requirement approved by the PURA in its last rate case, which currently is an annual amount of $1.059 billion.

•
A distribution charge, which includes a fixed customer charge and a demand and/or energy charge to collect the costs of building and expanding the infrastructure to deliver electricity to customers, as well as ongoing operating costs to maintain the infrastructure.

•
An FMCC, which recovers any costs imposed by the FERC as part of the New England Standard Market Design, including locational marginal pricing, locational installed capacity payments, and any costs approved by the PURA to reduce these charges.  The FMCC also recovers costs associated with CL&P's system resiliency program.  The FMCC is adjusted periodically and reconciled semi-annually in accordance with the policies and procedures of the PURA, with any differences refunded to, or recovered from, customers.

•
A transmission charge that recovers the cost of transporting electricity over high-voltage lines from generating plants to substations, including costs allocated by ISO-NE to maintain the wholesale electric market.

•
A CTA charge, assessed to recover stranded costs associated with electric industry restructuring such as various IPP contracts.  The CTA is reconciled annually to actual costs incurred and reviewed by the PURA, with any difference refunded to, or recovered from, customers.

•
An SBC, established to fund expenses associated with various hardship and low income programs and a program that compensates municipalities for lost property tax revenues due to decreased values of generating facilities caused by electric industry restructuring.  The SBC is reconciled annually to actual costs incurred and reviewed by the PURA, with any difference refunded to, or recovered from, customers.

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

As required by regulation, CL&P, jointly with UI, entered into the following contracts whereby UI will share 20 percent and CL&P will share 80 percent of the costs and benefits (CL&P's portion of these costs are either recovered from, or refunded to, customers through the FMCC):

•
Four capacity CfDs (totaling approximately 787 MW of capacity) with three electric generation units and one demand response project, which extend through 2026 and have terms of up to 15 years beginning in 2009.  The capacity CfDs obligate both CL&P and UI to make or receive payments on a monthly basis to or from the project and generation owners based on the difference between a contractually set capacity price and the capacity market prices that the project and generation owners receive in the ISO-NE capacity markets.

•
Three peaker CfDs (totaling approximately 500 MW of peaking capacity) with three peaking generation units.  The three peaker CfDs pay the generation owners the difference between capacity, forward reserve and energy market revenues and a cost-of-service payment stream for 30 years beginning in 2008 (including costs of plant operation and the prices that the generation owners receive for capacity and other products in the ISO-NE markets).

Distribution Rates: On April 20, 2017, PURA approved the joint request of CL&P, the Connecticut Office of Consumer Counsel ("OCC") and the Connecticut Attorney General to amend the deadline to establish new electric distribution rates in the 2012 Connecticut merger settlement agreement from "no later than December 1, 2017" to "no later than July 1, 2018." On November 22, 2017, CL&P filed its application with PURA, which sought a rate increase of $255.8 million, $45.0 million and $36.0 million effective May 2018, 2019, and 2020, respectively. On December 15, 2017, CL&P, the Prosecutorial Unit of PURA, and the OCC reached a settlement in principle.

On January 11, 2018, CL&P filed the distribution rate case settlement agreement for approval by PURA, which included, among other things, rate increases of $97.1 million, $32.7 million and $24.7 million, effective May 1, 2018, 2019, and 2020, respectively, an authorized regulatory ROE of 9.25 percent, 53 percent common equity in CL&P's capital structure, and a new capital tracker through 2020 for capital additions, system resiliency, and grid modernization. The rate increases associated with the settlement agreement will be reduced by the impact of the decrease in the federal corporate income tax rate, as part of the "Tax Cuts and Jobs Act", which we currently estimate to average approximately $45 million to $50 million per year, while amounts related to ADIT will be addressed in a separate manner. We expect to receive final approval from PURA in the second quarter of 2018.

Sources and Availability of Electric Power Supply

As noted above, CL&P does not own any generation assets and purchases energy supply to serve its SS and LRS loads from a variety of competitive sources through requests for proposals. CL&P continues to supply approximately 42 percent of its customer load at SS or LRS rates while the other 58 percent of its customer load has migrated to competitive energy suppliers.  Because this customer migration is only for energy supply service, it has no impact on CL&P's electric distribution business or its operating income.

CL&P periodically enters into full requirements contracts for SS loads for periods of up to one year. CL&P typically enters into full requirements contracts for LRS loads every three months. Currently, CL&P has full requirements contracts in place for 100 percent of its SS loads for the first half of 2018. For the second half of 2018, CL&P has 60 percent of its SS load under full requirements contracts, and intends to purchase an additional 40 percent of full requirements. None of the SS load for 2019 has been procured. CL&P has full requirements contracts in place for its LRS loads through June 2018 and intends to purchase 100 percent of full requirements for the remainder of 2018.

ELECTRIC DISTRIBUTION – MASSACHUSETTS

NSTAR ELECTRIC COMPANY

NSTAR Electric's distribution business consists primarily of the purchase, delivery and sale of electricity to residential, commercial and industrial customers within its franchise service territory. As of December 31, 2017, NSTAR Electric furnished retail franchise electric service to approximately 1.4 million customers in Boston and 139 cities and towns in eastern and western Massachusetts, including Cape Cod, Martha's Vineyard and the greater Springfield metropolitan area, covering an aggregate area of approximately 3,200 square miles. NSTAR Electric does not own any generating facilities used to supply customers and purchases its energy requirements from competitive energy suppliers.

On December 29, 2016, the DPU approved NSTAR Electric's application to develop 62 MW of new solar power facilities. Currently, NSTAR Electric owns 8 MW of solar power facilities on sites in Pittsfield, Springfield, and East Springfield, Massachusetts that were completed from 2010 through 2014. We expect development of the new facilities to be completed in 2018. Similar to NSTAR Electric’s current practice on the existing 8MW of solar power facilities, we expect that NSTAR Electric will sell energy from the new facilities into the ISO-NE market. We estimate our investment in these new facilities will be approximately $180 million.

The following table shows the sources of the electric franchise retail revenues of NSTAR Electric based on categories of customers:

	NSTAR Electric
(Thousands of Dollars)	2017	2016	2015
Residential	$1,271,253	$1,322,778	$1,461,184
Commercial	1,278,739	1,310,743	1,322,674
Industrial	113,952	117,683	120,106
Other	45,347	54,666	53,388
Total Retail Electric Revenues	$2,709,291	$2,805,870	$2,957,352

A summary of NSTAR Electric's retail electric GWh sales volumes and percentage changes for 2017, as compared to 2016, is as follows:

	NSTAR Electric
	2017	2016	Percentage Change
Residential	7,721	7,959	(3.0)%
Commercial	14,127	14,404	(1.9)%
Industrial	1,691	1,802	(6.2)%
Total	23,539	24,165	(2.6)%

In 2017 and 2016, NSTAR Electric operated under two different rate structures based on its service territory geography. For customers in eastern Massachusetts, including metropolitan Boston, Cape Cod and Martha's Vineyard, NSTAR Electric operated using Traditional rates. For customers in western Massachusetts, including the metropolitan Springfield region, NSTAR Electric operated using Decoupled rates. Effective February 1, 2018, all of NSTAR Electric's distribution revenues were decoupled as a result of the DPU-approved rate decision. See "Regulatory Developments and Rate Matters - Massachusetts - NSTAR Electric Distribution Rate Case Decision" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Rates

NSTAR Electric is subject to regulation by the DPU, which, among other things, has jurisdiction over rates, certain dispositions of property and plant, mergers and consolidations, issuances of long-term securities, acquisition of securities, standards of service and construction and operation of facilities.  The present general rate structure for NSTAR Electric consists of various rate and service classifications covering residential, commercial and industrial services.

Under Massachusetts law, all customers of NSTAR Electric are entitled to choose their energy suppliers, while NSTAR Electric remains their electric distribution company.  NSTAR Electric purchases power from competitive suppliers on behalf of, and passes the related cost through to, its customers who do not choose a competitive energy supplier (basic service). Most of the residential customers of NSTAR Electric have continued to buy their power from NSTAR Electric at basic service rates.  Most commercial and industrial customers have switched to a competitive energy supplier.

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

NSTAR Electric continues to supply approximately 50 percent of its Residential customer load, 41 percent of its Small Commercial and Industrial (C&I) customer load, and 9 percent of its Large C&I customer load at basic service rates. The remainder of its customer load is distributed between Municipal Aggregation and Competitive Supply. Because customer migration is limited to energy supply service, it has no impact on the delivery business or operating income of NSTAR Electric.

The rates established by the DPU for NSTAR Electric are comprised of the following:

•
A basic service charge that represents the collection of energy costs, including costs related to charge-offs of uncollectible energy costs from customers.  Electric distribution companies in Massachusetts are required to obtain and resell power to retail customers through basic service for those who choose not to buy energy from a competitive energy supplier.  Basic service rates are reset every six months (every three months for large commercial and industrial customers).  Additionally, the DPU has authorized NSTAR Electric to recover the cost of its NSTAR Green wind contracts through the basic service charge. Basic service costs are reconciled annually, with any differences refunded to, or recovered from, customers.

•
A distribution charge, which includes a fixed customer charge and a demand and/or energy charge to collect the costs of building and expanding the distribution infrastructure to deliver power to its destination, as well as ongoing operating costs.

•
A revenue decoupling adjustment that reconciles distribution revenue, on an annual basis, to the amount of distribution revenue approved by the DPU.  During 2017 only the western Massachusetts customer rates, including the metropolitan Springfield region, were decoupled, which resulted in allowed distribution revenues of approximately $132.4 million. Effective February 1, 2018, NSTAR Electric is allowed to collect distribution revenues of $974.8 million annually, which covers its entire service territory.

•
A transmission charge that recovers the cost of transporting electricity over high-voltage lines from generating plants to substations, including costs allocated by ISO-NE to maintain the wholesale electric market.

•
A transition charge that represents costs to be collected primarily from previously held investments in generating plants, costs related to existing above-market power contracts, and contract costs related to long-term power contract buy-outs.

•	A renewable energy charge that represents a legislatively-mandated charge to support the Massachusetts Renewable Energy Trust Fund.

•	An energy efficiency charge that represents a legislatively-mandated charge to collect costs for energy efficiency programs.

•
Reconciling adjustment charges that recover certain DPU-approved costs, including pension and PBOP benefits, low income customer discounts, lost revenue and credits associated with net-metering facilities installed by customers, costs associated with the solar power facilities, storms, long-term renewable contracts and energy efficiency programs.

As required by regulation, NSTAR Electric, along with two other Massachusetts electric utilities, signed long-term commitments to purchase a combined estimated generating capacity of approximately 334 MW of wind power from two wind farms in Maine over 15 years. One wind farm began operating in late 2015, and the other wind farm began operating in late 2016. In addition, NSTAR Electric previously signed a long-term commitment to purchase an estimated generating capacity of approximately 37.5 MW of wind power from a wind farm in Maine over 15 years that began operating in 2016.
Distribution Rates: On November 30, 2017, the DPU issued its decision in the NSTAR Electric distribution rate case, which approved an annual distribution rate increase of $37 million, with rates effective February 1, 2018. On January 3, 2018, NSTAR Electric filed a motion to reflect a revenue requirement reduction of $56 million (due to the decrease in the federal corporate income tax rate, as part of the "Tax Cuts and Jobs Act"), resulting in an annual net decrease in rates of $19 million.

In addition to its decision regarding rates, the DPU approved an authorized regulatory ROE of 10 percent, the establishment of a revenue decoupling rate mechanism for the portion of the NSTAR Electric business that did not previously have a decoupling mechanism, and the implementation of an inflation-based adjustment mechanism with a five-year stay-out until January 1, 2023.

Among other items, the DPU approved the recovery of previously expensed merger-related costs over a 10-year period and the recovery of previously deferred storm costs with carrying charges at the prime rate, but disallowed certain property taxes. The rate case decision resulted in the recognition of an aggregate $44.1 million pre-tax benefit recorded in 2017.

Service Quality Metrics: NSTAR Electric is subject to service quality ("SQ") metrics that measure safety, reliability and customer service, and could be required to pay to customers a SQ charge of up to 2.5 percent of annual transmission and distribution revenues for failing to meet such metrics. NSTAR Electric will not be required to pay a SQ charge for its 2017 performance as the company achieved results at or above target for all of its SQ metrics in 2017.

Sources and Availability of Electric Power Supply

As noted above, NSTAR Electric does not own any generation assets (other than solar power facilities), and it purchases its energy requirements from a variety of competitive sources through requests for proposals issued periodically, consistent with DPU regulations. NSTAR Electric enters into supply contracts for basic service for 50 percent of its residential and small commercial and industrial customers twice per year for twelve month terms. NSTAR Electric enters into supply contracts for basic service for 100 percent of large commercial and industrial customers every three months.

ELECTRIC DISTRIBUTION – NEW HAMPSHIRE

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

PSNH's distribution business consists primarily of the generation, delivery and sale of electricity to its residential, commercial and industrial customers. As of December 31, 2017, PSNH furnished retail franchise electric service to approximately 515,000 retail customers in 211 cities and towns in New Hampshire, covering an area of approximately 5,630 square miles. As of December 31, 2017, PSNH owned and operated approximately 1,200 MW of coal-, natural gas-, oil-fired, and hydro electricity generation facilities. PSNH's distribution business included the activities of its generation facilities.

On October 11, 2017, PSNH entered into a Purchase and Sale Agreement for the sale of its thermal generation facilities and a separate Purchase and Sale Agreement for the sale of its hydroelectric generation facilities. On January 10, 2018, PSNH completed the sale of its thermal generation facilities. The thermal generation facilities included approximately 1,100 MW of coal, natural gas, biomass and oil-fired electricity generation facilities. The sale of the hydroelectric generation facilities is targeted to close by the end of the first quarter of 2018. For further information, see "Generation Divestiture" below.

The following table shows the sources of PSNH's electric franchise retail revenues based on categories of customers:

	PSNH
(Thousands of Dollars)	2017	2016	2015
Residential	$537,439	$521,914	$505,806
Commercial	297,342	295,956	312,918
Industrial	72,371	70,864	76,914
Other	19,600	37,188	35,103
Total Retail Electric Revenues	$926,752	$925,922	$930,741

A summary of PSNH's retail electric GWh sales volumes and percentage changes for 2017, as compared to 2016, is as follows:

	2017	2016	Percentage Change
Residential	3,134	3,136	(0.1)%
Commercial	3,282	3,342	(1.8)%
Industrial	1,342	1,382	(2.9)%
Total	7,758	7,860	(1.3)%

Rates

PSNH is subject to regulation by the NHPUC, which, among other things, has jurisdiction over rates, certain dispositions of property and plant, mergers and consolidations, issuances of securities, standards of service and construction and operation of facilities.

Under New Hampshire law, all of PSNH's customers are entitled to choose competitive energy suppliers. Prior to the Generation Divestiture, PSNH provided default energy service under its ES rate for those customers who did not choose a competitive energy supplier. At the end of 2017, approximately 26 percent of all of PSNH's customers (approximately 56 percent of load) were taking service from competitive energy suppliers, compared to 25 percent of customers (approximately 56 percent of load) at the end of 2016.

The rates established by the NHPUC for PSNH are comprised of the following:

•
A default energy service charge which recovers energy-related costs incurred as a result of providing electric generation service supply to all customers that have not migrated to competitive energy suppliers.  Through March 31, 2018, the default energy service charge recovers the costs of PSNH's generation, as well as purchased power, and includes an allowed ROE of 9.81 percent.  Effective April 1, 2018, as a result of the divestiture of its generation assets, PSNH will obtain power for retail customers who have not chosen a competitive supplier through a periodic market solicitation with the rate set to recover the cost of that power and statutorily mandated renewable portfolio standard costs.  Effective April 1, 2018, any remaining costs from ownership of generation will be recovered as part of the SCRC described below.

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

•
A transmission charge that recovers the cost of transporting electricity over high-voltage lines from generating plants to substations, including costs allocated by ISO-NE to maintain the wholesale electric market.

•
An SCRC, which allows PSNH to recover its stranded costs, including above-market expenses incurred under mandated power purchase obligations and other long-term investments and obligations. The stranded costs associated with the sale of the generation facilities, which are targeted to be sold in their entirety by the end of the first quarter of 2018, will be recovered in the SCRC rate charged to PSNH customers.

•	An SBC, which funds energy efficiency programs for all customers, as well as assistance programs for residential customers within certain income guidelines.

•	An electricity consumption tax, which is a state mandated tax on electric energy consumption.

The default energy service charge and SCRC rates change semi-annually and are reconciled annually in accordance with the policies and procedures of the NHPUC, with any differences refunded to, or recovered from, customers.

In New Hampshire, PSNH distribution rates were established in a settlement approved by the NHPUC in 2010.  Prior to the expiration of that settlement on June 30, 2015, the NHPUC approved the continuation of those rates, and increased funding via rates, of PSNH's reliability enhancement program.

Generation Divestiture

In June 2015, Eversource and PSNH entered into the 2015 Public Service Company of New Hampshire Restructuring and Rate Stabilization Agreement, under the terms of which PSNH agreed to divest its generation assets, subject to NHPUC approval.  The NHPUC approval for this agreement, as well as NHPUC approval of the final divestiture plan and auction process, were received in the second half of 2016.  In October 2017, PSNH entered into two Purchase and Sale Agreements ("Agreements") to sell its thermal and hydroelectric generation assets to private investors at purchase prices of $175 million and $83 million, respectively, subject to adjustments as set forth in the Agreements. The NHPUC approved the Agreements in late November 2017.

On January 10, 2018, PSNH completed the sale of its thermal generation facilities.  In accordance with the Purchase and Sale Agreement, the original purchase price of $175 million was adjusted to reflect working capital adjustments, closing date adjustments and proration of taxes and fees prior to closing, totaling $40.9 million, resulting in net proceeds of $134.1 million. We are targeting for PSNH to complete the sale of its hydroelectric generation facilities by the end of the first quarter of 2018 at a sale price of $83 million, subject to adjustment. On January 30, 2018, the NHPUC approved the issuance of rate reduction bonds up to $690 million to recover stranded costs, subject to an audit by the NHPUC Audit Staff. This order is subject to an appeal period of 30 days.

Upon completion of the divestiture, full recovery of PSNH's generation assets and transaction-related costs are expected to occur through a combination of cash flows during the remaining operating period, sales proceeds, and recovery of stranded costs via the issuance of bonds that will be secured by a non-bypassable charge or through recoveries in future rates billed to PSNH's customers.

Sources and Availability of Electric Power Supply

During 2017, approximately 47 percent of PSNH's load was met through its own generation, long-term power supply provided pursuant to orders of the NHPUC, and contracts with competitive energy suppliers. The remaining 53 percent of PSNH's load was met by short-term (less than one year) purchases and spot purchases in the competitive New England wholesale power market. Included in the above are PSNH's obligations to purchase power from approximately two dozen IPPs, the output of which it either uses to serve its customer load or sells into the ISO-NE market. With the anticipated completion of the divestiture of its own generation facilities in the first quarter of 2018, PSNH will meet its load requirements in 2018 with purchases of energy requirements from competitive sources through requests for proposals issued periodically, consistent with NHPUC regulations.

ELECTRIC TRANSMISSION SEGMENT

General

Each of CL&P, NSTAR Electric and PSNH owns and maintains transmission facilities that are part of an interstate power transmission grid over which electricity is transmitted throughout New England.  Each of CL&P, NSTAR Electric and PSNH, and most other New England utilities, are parties to a series of agreements that provide for coordinated planning and operation of the region's transmission facilities and the rules by which they acquire transmission services.  Under these arrangements, ISO-NE, a non-profit corporation whose board of directors and staff are independent of all market participants, serves as the regional transmission organization of the New England transmission system.

Wholesale Transmission Revenues

A summary of Eversource Energy's wholesale transmission revenues is as follows:

(Thousands of Dollars)	2017	2016	2015
CL&P	$609,880	$575,735	$513,025
NSTAR Electric	514,151	483,050	428,743
PSNH	177,821	151,354	127,509
Total Wholesale Transmission Revenues	$1,301,852	$1,210,139	$1,069,277

Wholesale Transmission Rates

Wholesale transmission revenues are recovered through FERC-approved formula rates.  Annual transmission revenue requirements include recovery of transmission costs and include a return on equity applied to transmission rate base. Transmission revenues are collected from New England customers, including distribution customers of CL&P, NSTAR Electric and PSNH.  The transmission rates provide for an annual true-up of estimated to actual costs.  The financial impacts of differences between actual and estimated costs are deferred for future recovery from, or refunded to, transmission customers.

FERC Base ROE Complaints

Four separate complaints have been filed at the FERC by combinations of New England state attorneys general, state regulatory commissions, consumer advocates, consumer groups, municipal parties and other parties (collectively the "Complainants"). In each of the first three complaints, the Complainants challenged the NETOs' base ROE of 11.14 percent that had been utilized since 2005, and sought an order to reduce it prospectively from the date of the final FERC order and for the 15-month complaint periods arising from the separate complaints. In the fourth complaint, the Complainants challenged the NETOs' base ROE of 10.57 percent and the maximum ROE for transmission incentive ("incentive cap") of 11.74 percent, asserting that these ROEs were unjust and unreasonable. In response to appeals of the FERC decision in the first complaint filed by the NETOs and the Complainants, the D.C. Circuit Court of Appeals issued a decision on April 14, 2017 vacating and remanding the FERC's decision. For further information, see "FERC Regulatory Issues - FERC ROE Complaints" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Transmission Projects

During 2017, we were involved in the planning, development and construction of a series of electric transmission projects, including the Greater Hartford Central Connecticut projects and the Greater Boston Reliability Solutions, that will be built within the next five years and that will enhance system reliability and improve capacity. We were also involved in the planning and development of Northern Pass and the Seacoast Reliability Project. On February 1, 2018, the New Hampshire Site Evaluation Committee ("NHSEC") voted to deny Northern Pass’ siting application. Consistent with Eversource’s and HQ’s long-term relationship to bring clean energy into New England, Eversource and HQ continue to support Northern Pass and the many benefits this project will bring to our customers and region. Eversource intends to seek reconsideration of the NHSEC’s decision and to review all options for moving this critical clean energy project forward. For further information, see "Business Development and Capital Expenditures - Electric Transmission Business" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Transmission Rate Base

Transmission rate base under our FERC-approved tariff primarily consists of our investment in transmission net utility plant less accumulated deferred income taxes.

Under our FERC-approved tariff, and with the exception of transmission projects that received specific FERC approval to include CWIP in rate base, transmission projects generally enter rate base after they are placed in commercial operation. At the end of 2017, our estimated transmission rate base was approximately $6 billion, including approximately $2.7 billion at CL&P, $2.5 billion at NSTAR Electric, and $765 million at PSNH.

NATURAL GAS DISTRIBUTION SEGMENT

NSTAR Gas distributes natural gas to approximately 292,000 customers in 51 communities in central and eastern Massachusetts covering 1,067 square miles, and Yankee Gas distributes natural gas to approximately 232,000 customers in 72 cities and towns in Connecticut covering 2,187 square miles. Total throughput (sales and transportation) in 2017 was approximately 69.4 Bcf for NSTAR Gas and 56.0 Bcf for Yankee Gas. Our natural gas businesses provide firm natural gas sales service to retail customers who require a continuous natural gas supply throughout the year, such as residential customers who rely on natural gas for heating, hot water and cooking needs, and commercial and industrial customers who choose to purchase natural gas from Eversource Energy's natural gas distribution companies. A portion of the storage of natural gas supply for NSTAR Gas during the winter heating season is provided by Hopkinton LNG Corp., an indirect, wholly-owned subsidiary of Eversource Energy. NSTAR Gas has access to Hopkinton LNG Corp. facilities in Hopkinton, Massachusetts consisting of a LNG liquefaction and vaporization plant and three above-ground cryogenic storage tanks having an aggregate capacity of 3.0 Bcf of liquefied natural gas. NSTAR Gas also has access to Hopkinton LNG Corp. facilities in Acushnet, Massachusetts that include additional storage capacity of 0.5 Bcf and additional vaporization capacity.

Yankee Gas owns a 1.2 Bcf LNG facility in Waterbury, Connecticut, which is used primarily to assist Yankee Gas in meeting its supplier-of-last-resort obligations and also enables it to provide economic supply and make economic refill of natural gas typically during periods of low demand.

NSTAR Gas and Yankee Gas generate revenues primarily through the sale and/or transportation of natural gas.  Predominantly all residential customers in the NSTAR Gas service territory buy natural gas supply and delivery from NSTAR Gas while all customers may choose their natural gas suppliers.  Retail natural gas service in Connecticut is partially unbundled: residential customers in Yankee Gas' service territory buy natural gas supply and delivery only from Yankee Gas while commercial and industrial customers may choose their natural gas suppliers. NSTAR Gas offers firm transportation service to all customers who purchase natural gas from sources other than NSTAR Gas while Yankee Gas offers firm transportation service to its commercial and industrial customers who purchase natural gas from sources other than Yankee Gas.  In addition, both natural gas distribution companies offer interruptible transportation and interruptible natural gas sales service to those high volume commercial and industrial customers, generally during the colder months, that have the capability to switch from natural gas to an alternative fuel on short notice, for whom NSTAR Gas and Yankee Gas can interrupt service during peak demand periods or at any other time to maintain distribution system integrity.

The following table shows the sources of the total Eversource Energy natural gas franchise retail revenues based on categories of customers:

(Thousands of Dollars)	2017	2016	2015
Residential	$500,229	$446,052	$497,873
Commercial	312,034	279,001	327,439
Industrial	90,024	80,093	93,378
Total Retail Natural Gas Revenues	$902,287	$805,146	$918,690

A summary of our firm natural gas sales volumes in million cubic feet and percentage changes for 2017, as compared to 2016, is as follows:

	2017	2016	Percentage Change
Residential	37,421	35,734	4.7%
Commercial	42,992	41,895	2.6%
Industrial	20,613	20,413	1.0%
Total	101,026	98,042	3.0%
Total, Net of Special Contracts (1)	96,617	93,346	3.5%

(1) Special contracts are unique to the customers who take service under such an arrangement and generally specify the amount of distribution revenue to be paid to Yankee Gas regardless of the customers' usage.

Our firm natural gas sales volumes are subject to many of the same influences as our retail electric sales volumes.  In addition, they have benefited from customer growth in both of our natural gas distribution companies.  Consolidated firm natural gas sales volumes were higher in 2017, as compared to 2016, due primarily to colder winter weather in the fourth quarter of 2017, as compared to 2016. Heating degree days in 2017 were 2.5 percent higher in Connecticut, as compared to 2016. Sales volumes were also positively impacted by improved economic conditions across our natural gas service territories.

For NSTAR Gas, the DPU approved a distribution revenue decoupling mechanism effective January 1, 2016. Natural gas distribution revenues are decoupled from their customer sales volumes, where applicable, which breaks the relationship between sales volumes and revenues recognized. As a result, fluctuations in natural gas sales volumes in Massachusetts do not impact earnings.

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

Retail natural gas delivery and supply rates are established by the DPU and the PURA and are comprised of:

•
A distribution charge consisting of a fixed customer charge and a demand and/or energy charge that collects the costs of building and expanding the natural gas infrastructure to deliver natural gas supply to its customers.  This also includes collection of ongoing operating costs.

•
A seasonal cost of gas adjustment clause ("CGAC") at NSTAR Gas that collects natural gas supply costs, pipeline and storage capacity costs, costs related to charge-offs of uncollected energy costs and working capital related costs.  The CGAC is reset semi-annually.  In addition, NSTAR Gas files interim changes to its CGAC factor when the actual costs of natural gas supply vary from projections by more than five percent.

•
A local distribution adjustment clause ("LDAC") at NSTAR Gas that collects all energy efficiency and related program costs, environmental costs, pension and PBOP related costs, attorney general consultant costs, and costs associated with low income customers.  The LDAC is reset annually and provides for the recovery of certain costs applicable to both sales and transportation customers.

•
Purchased Gas Adjustment ("PGA") clause, which allows Yankee Gas to recover the costs of the procurement of natural gas for its firm and seasonal customers.  Differences between actual natural gas costs and collection amounts on August 31st of each year are deferred and then recovered from or refunded to customers during the following year.  Carrying charges on outstanding balances are calculated using Yankee Gas' weighted average cost of capital in accordance with the directives of the PURA.

•
Conservation Adjustment Mechanism ("CAM") at Yankee Gas, which allows 100 percent recovery of conservation costs through this mechanism including program incentives to promote energy efficiency, as well as recovery of any lost revenues associated with implementation of energy conservation measures.  A reconciliation of CAM revenues to expenses is performed annually with any difference being recovered from or refunded to customers, with carrying charges, during the following year.

NSTAR Gas purchases financial contracts based on the New York Mercantile Exchange ("NYMEX") natural gas futures in order to reduce cash flow variability associated with the purchase price for approximately one-third of its normal winter season natural gas supplies.  These purchases are made under a program approved by the DPU in 2006.  This practice attempts to minimize the impact of fluctuations in natural gas prices to NSTAR Gas' firm natural gas customers.  These financial contracts do not procure natural gas supply.  All costs incurred or benefits realized when these contracts are settled are included in the CGAC.

NSTAR Gas is subject to SQ metrics that measure safety, reliability and customer service and could be required to pay to customers a SQ charge of up to 2.5 percent of annual distribution revenues for failing to meet such metrics.  NSTAR Gas will not be required to pay a SQ charge for its 2017 performance as it achieved results at or above target for all of its SQ metrics in 2017.

NSTAR Gas distribution rates were set in its 2015 DPU approved rate case, which included an annualized base rate increase of $15.8 million, plus other increases of approximately $11.5 million, mostly relating to recovery of pension and PBOP expenses and the Hopkinton Gas Service Agreement, effective January 1, 2016.  In the order, the DPU also approved an authorized regulatory ROE of 9.8 percent, the establishment of a revenue decoupling mechanism, the recovery of certain bad debt expenses, and a 52.1 percent equity component of its capital structure.

Yankee Gas' last rate case proceeding was in 2011, which approved an allowed ROE of 8.83 percent and allowed for a substantial increase in annual spending for bare steel and cast iron pipeline replacement.  In 2015, Yankee Gas entered into a settlement agreement with the PURA staff pursuant to which Yankee Gas provided a $1.5 million rate credit to firm customers beginning in December 2015, and established an earnings sharing mechanism whereby Yankee Gas and its customers will share equally in any earnings exceeding a 9.5 percent ROE in a twelve month period commencing with the period from April 1, 2015 through March 31, 2016. As of December 31, 2017, Yankee Gas had not triggered any of the earnings sharing thresholds.

Massachusetts Natural Gas Replacement and Expansion

On July 7, 2014, Massachusetts enacted "An Act Relative to Natural Gas Leaks" (the "Act").  The Act established a uniform natural gas leak classification standard for all Massachusetts natural gas utilities and a program that accelerates the replacement of aging natural gas infrastructure. The program enabled companies, including NSTAR Gas, to better manage the scheduling and costs of replacement.  The Act called for the DPU to authorize natural gas utilities to design and offer programs to customers that will increase the availability, affordability and feasibility of natural gas service for new customers.

In October 2014, pursuant to the Act, NSTAR Gas filed the Gas System Enhancement Program ("GSEP") with the DPU.  NSTAR Gas' program accelerates the replacement of certain natural gas distribution facilities in the system to within 25 years.  The GSEP includes a new tariff effective January 1, 2016 that provides NSTAR Gas an opportunity to collect the costs for the program on an annual basis through a newly designed reconciling factor.  On April 30, 2015, the DPU approved the GSEP.  We expect capital expenditures of approximately $374.4 million for the period 2016 through 2020 for the GSEP.

Connecticut Natural Gas Expansion Plan

In 2013, in accordance with Connecticut law and regulations, the PURA approved a comprehensive joint natural gas infrastructure expansion plan (the "Expansion Plan") filed by Yankee Gas and other Connecticut natural gas distribution companies.  The Expansion Plan described how Yankee Gas expects to add approximately 82,000 new natural gas heating customers over a 10-year period.  Yankee Gas estimates that its portion of the Expansion Plan will cost approximately $700 million over 10 years.  In January 2015, the PURA approved a joint settlement agreement proposed by Yankee Gas and other Connecticut natural gas distribution companies and regulatory agencies that clarified the procedures and oversight criteria applicable to the Expansion Plan.  On November 30, 2016, Yankee Gas received PURA approval of its initial 2014 System Expansion Reconciliation as well as its 2015 Reconciliation after a combined review of the reconciliations by PURA. Yankee Gas filed its 2016 System Expansion Reconciliation in March 2017, which was approved by PURA on September 13, 2017.

Sources and Availability of Natural Gas Supply

NSTAR Gas maintains a flexible resource portfolio consisting of natural gas supply contracts, transportation contracts on interstate pipelines, market area storage and peaking services.  NSTAR Gas purchases transportation, storage, and balancing services from Tennessee Gas Pipeline Company and Algonquin Gas Transmission Company, as well as other upstream pipelines that transport gas from major gas producing regions in the U.S., including the Gulf Coast, Mid-continent region, and Appalachian Shale supplies to the final delivery points in the NSTAR Gas service area. NSTAR Gas purchases all of its natural gas supply under a firm portfolio management contract with a term of one year. In addition to the firm transportation and natural gas storage supplies mentioned above, NSTAR Gas utilizes contracts for underground storage and LNG facilities to meet its winter peaking demands.  The LNG facilities, described below, are located within NSTAR Gas' distribution system and are used to liquefy and store pipeline natural gas during the warmer months for vaporization and use during the heating season.  During the summer injection season, excess pipeline capacity and supplies are used to deliver and store natural gas in market area underground storage facilities located in the New York and Pennsylvania regions.  Stored natural gas is withdrawn during the winter season to supplement flowing pipeline supplies in order to meet firm heating demand.  NSTAR Gas has firm underground storage contracts and total storage capacity entitlements of approximately 6.6 Bcf. A portion of the storage of natural gas supply for NSTAR Gas during the winter heating season is provided by Hopkinton LNG Corp., which owns an LNG liquefaction and vaporization plant and three above-ground cryogenic storage tanks having an aggregate capacity of 3.0 Bcf of liquefied natural gas.  NSTAR Gas also has access to Hopkinton LNG Corp. facilities that include additional storage capacity of 0.5 Bcf and additional vaporization capacity.

The PURA requires that Yankee Gas meet the needs of its firm customers under all weather conditions.  Specifically, Yankee Gas must structure its supply portfolio to meet firm customer needs under a design day scenario (defined as the coldest day in 30 years) and under a design year scenario (defined as the average of the four coldest years in the last 30 years).  Yankee Gas' on-system stored LNG and underground storage supplies help to meet consumption needs during the coldest days of winter.  Yankee Gas obtains its interstate capacity from the three interstate pipelines that directly serve Connecticut: the Algonquin, Tennessee and Iroquois Pipelines, which connect to other upstream pipelines that transport gas from major gas producing regions, including the Gulf Coast, Mid-continent, Canadian regions and Appalachian Shale supplies.

Based on information currently available regarding projected growth in demand and estimates of availability of future supplies of pipeline natural gas, NSTAR Gas and Yankee Gas each believes that participation in planned and anticipated pipeline and storage expansion projects will be required in order for it to meet current and future sales growth opportunities.

WATER BUSINESS
Eversource Water Ventures, Inc., a Connecticut corporation, through its wholly-owned subsidiary, Eversource Aquarion Holdings, Inc. (Aquarion), operates regulated water utilities in Connecticut (Aquarion Water Company of Connecticut, or “AWC-CT”), Massachusetts (Aquarion Water Company of Massachusetts, or “AWC -MA”) and New Hampshire (Aquarion Water Company of New Hampshire, or “AWC-NH”). These regulated companies provide water services to approximately 226,000 residential, commercial, industrial, municipal and fire protection and other customers, in 59 towns and cities in Connecticut, Massachusetts and New Hampshire. As of December 31, 2017, approximately 87 percent of Aquarion’s customers were based in Connecticut.
For the period from December 4, 2017, the date Aquarion was acquired by Eversource, through December 31, 2017, water franchise retail revenues based on categories of customers for residential, commercial, municipal and fire protection, industrial and other totaled $9.9 million, $2.3 million, $2.5 million, $0.2 million and $1.0 million, respectively.
Rates
Aquarion's water utilities are subject to regulation by the PURA, the DPU and the NHPUC in Connecticut, Massachusetts and New Hampshire, respectively. These regulatory agencies, have jurisdiction over, among other things, rates, certain dispositions of property and plant, mergers and consolidations, issuances of long-term securities, standards of service and construction and operation of facilities.
Aquarion’s general rate structure consists of various rate and service classifications covering residential, commercial, industrial, and municipal and fire protection services.
The rates established by the PURA, DPU and NHPUC are comprised of the following:

•
A base rate, which is comprised of fixed charges based on meter/fire connection sizes, as well as volumetric charges based on the amount of water sold. Together these charges are designed to recover the full cost of service resulting from a general rate proceeding.

•
A revenue adjustment mechanism (“RAM”) that reconciles earned revenues, with certain allowed adjustments, on an annual basis, to the revenue requirement approved by the PURA in AWC-CT’s last rate case (2013), which is an annual amount of $178.0 million.

•
The water infrastructure conservation adjustment (“WICA”) charge, which is applied between rate case proceedings and seeks recovery of allowed costs associated with WICA-eligible capital projects placed in-service. The WICA is updated semiannually in Connecticut and annually in New Hampshire.

•
Treatment plant surcharges, which are a series of three surcharges in Massachusetts (one fixed and two volumetric in nature) that are designed to recover certain operating costs and the costs of the lease of the treatment plant located in Hingham.  These surcharges are applicable only to customers in Hingham, Hull and Cohasset.

Sources and Availability of Water Supply
Our water utilities obtain their water supplies from owned surface water sources (reservoirs) and groundwater supplies (wells) with a total supply yield of approximately 131 million gallons per day, as well as water purchased from other water suppliers. Approximately 98 percent of our annual production is self-supplied and processed at 10 surface water treatment plants and numerous well stations, which are all located in Connecticut, Massachusetts, and New Hampshire.
The capacities of Aquarion’s sources of supply, and water treatment, pumping and distribution facilities, are considered sufficient to meet the present requirements of Aquarion’s customers under normal conditions. On occasion, drought declarations are issued for portions of Aquarion’s service territories in response to extended periods of dry weather conditions.

OFFSHORE WIND PROJECT

Bay State Wind is a proposed offshore wind project being jointly developed by Eversource and Denmark-based Ørsted. Bay State Wind will be located in a 300-square-mile area approximately 25 miles off the coast of Massachusetts that has the ultimate potential to generate more than 2,000 MW of clean, renewable energy. Eversource and Ørsted each hold a 50 percent ownership interest in Bay State Wind.

For more information regarding the clean energy legislation, see "Regulatory Developments and Rate Matters – Massachusetts – Massachusetts RFPs" in the accompanying Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

PROJECTED CAPITAL EXPENDITURES

We project to make capital expenditures of approximately $10.8 billion from 2018 through 2021, of which we expect approximately $5.7 billion to be in our electric and natural gas distribution segments, approximately $4.1 billion to be in our electric transmission segment and $0.4 billion to be in our water utility business.  We also project to invest approximately $0.5 billion in information technology and facilities upgrades and enhancements.  These projections do not include any expected investments related to Bay State Wind.

FINANCING

Our credit facilities and indentures require that Eversource parent and certain of its subsidiaries, including CL&P, NSTAR Electric, PSNH, NSTAR Gas, and Yankee Gas, and Aquarion comply with certain financial and non-financial covenants as are customarily included in such agreements, including maintaining a ratio of consolidated debt to total capitalization of no more than 65 percent.  All of these companies currently are, and expect to remain, in compliance with these covenants.

As of December 31, 2017, $961.0 million of Eversource's long-term debt, including $450.0 million, $300.0 million, $110.0 million, $100.0 million and $1.0 million for Eversource parent, CL&P, PSNH, Yankee Gas and Aquarion, respectively, will be paid within the next 12 months.

NUCLEAR FUEL STORAGE

CL&P, NSTAR Electric, PSNH, and several other New England electric utilities are stockholders in three inactive regional nuclear generation companies, CYAPC, MYAPC and YAEC (collectively, the Yankee Companies).  The Yankee Companies have completed the physical decommissioning of their respective generation facilities and are now engaged in the long-term storage of their spent nuclear fuel.  The Yankee Companies have completed collection of their decommissioning and closure costs through the proceeds from the spent nuclear fuel litigation against the DOE and has refunded amounts to its member companies.  These proceeds were used by the Yankee Companies to offset the decommissioning and closure cost amounts due from their member companies or to decrease the wholesale FERC-approved rates charged under power purchase agreements with CL&P, NSTAR Electric and PSNH and several other New England utilities.  The decommissioning rates charged by the Yankee Companies have been reduced to zero.  CL&P, NSTAR Electric and PSNH can recover these costs from, or refund proceeds to, their customers through state regulatory commission-approved retail rates.

We consolidate the assets and obligations of CYAPC and YAEC on our consolidated balance sheet because we own more than 50 percent of these companies.

OTHER REGULATORY AND ENVIRONMENTAL MATTERS

General

We are regulated in virtually all aspects of our business by various federal and state agencies, including FERC, the SEC, and various state and/or local regulatory authorities with jurisdiction over the industry and the service areas in which each of our companies operates, including the PURA, which has jurisdiction over CL&P, Yankee Gas, and Aquarion, the NHPUC, which has jurisdiction over PSNH and Aquarion, and the DPU, which has jurisdiction over NSTAR Electric, NSTAR Gas, and Aquarion.

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

Water Quality Requirements

The Clean Water Act requires every "point source" discharger of pollutants into navigable waters to obtain a National Pollutant Discharge Elimination System ("NPDES") permit from the EPA or state environmental agency specifying the allowable quantity and characteristics of its effluent.  States may also require additional permits for discharges into state waters.

Air Quality Requirements

The Clean Air Act Amendments ("CAAA"), as well as New Hampshire law, impose stringent requirements on emissions of SO2 and NOX for the purpose of controlling acid rain and ground level ozone.  In addition, the CAAA address the control of toxic air pollutants.  Requirements for the installation of continuous emissions monitors and expanded permitting provisions also are included. Following the completion of the sale of PSNH’s thermal generation facilities on January 10, 2018, we no longer own facilities subject to the provisions of the CAAA.

Renewable Portfolio Standards

Each of the states in which we do business also has Renewable Portfolio Standards ("RPS") requirements, which generally require fixed percentages of our energy supply to come from renewable energy sources such as solar, wind, hydropower, landfill gas, fuel cells and other similar sources.

New Hampshire's RPS provision requires increasing percentages of the electricity sold to retail customers to have direct ties to renewable sources. In 2017, the total RPS obligation was 17.6 percent and it will ultimately reach 25.2 percent in 2025. The costs of the RECs are recovered by PSNH through rates charged to customers.

Similarly, Connecticut's RPS statute requires increasing percentages of the electricity sold to retail customers to have direct ties to renewable sources. In 2017, the total RPS obligation was 22.5 percent and will ultimately reach 28 percent in 2020. CL&P is permitted to recover any costs incurred in complying with RPS from its customers through its GSC rate.

Massachusetts' RPS program also requires electricity suppliers to meet renewable energy standards. For 2017, the requirement was 22.34 percent, and will ultimately reach 26.1 percent in 2020. NSTAR Electric is permitted to recover any costs incurred in complying with RPS from its customers through rates. NSTAR Electric also owns renewable solar power facilities. The RECs generated from NSTAR Electric's solar power facilities are sold to other energy suppliers, and the proceeds from these sales are credited back to customers.

Hazardous Materials Regulations

We have recorded a liability for what we believe, based upon currently available information, is our reasonably estimable environmental investigation, remediation, and/or Natural Resource Damages costs for waste disposal sites for which we have probable liability. Under federal and state law, government agencies and private parties can attempt to impose liability on us for recovery of investigation and remediation costs at hazardous waste sites. As of December 31, 2017, the liability recorded for our reasonably estimable and probable environmental remediation costs for known sites needing investigation and/or remediation, exclusive of recoveries from insurance or from third parties, was $54.9 million, representing 59 sites. These costs could be significantly higher if additional remediation becomes necessary or when additional information as to the extent of contamination becomes available.

The most significant liabilities currently relate to future clean-up costs at former MGP facilities. These facilities were owned and operated by our predecessor companies from the mid-1800's to mid-1900's. By-products from the manufacture of gas using coal resulted in fuel oils, hydrocarbons, coal tar, purifier wastes, metals and other waste products that may pose risks to human health and the environment. We currently have partial or full ownership responsibilities at former MGP sites that have a reserve balance of $49.0 million of the total $54.9 million as of December 31, 2017. MGP costs are recoverable through rates charged to our customers.

Electric and Magnetic Fields

For more than twenty years, published reports have discussed the possibility of adverse health effects from electric and magnetic fields ("EMF") associated with electric transmission and distribution facilities and appliances and wiring in buildings and homes.  Although weak health risk associations reported in some epidemiology studies remain unexplained, most researchers, as well as numerous scientific review panels, considering all significant EMF epidemiology and laboratory studies, have concluded that the available body of scientific information does not support the conclusion that EMF affects human health.

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

Connecticut, New Hampshire and Massachusetts are each members of the Regional Greenhouse Gas Initiative (RGGI), a cooperative effort by nine northeastern and mid-Atlantic states, to develop a regional program for stabilizing and reducing CO2 emissions from coal- and oil-fired electric generating plants.  Because CO2 allowances issued by any participating state are usable across all nine RGGI state programs, the individual state CO2 trading programs, in the aggregate, form one regional compliance market for CO2 emissions.  The third three-year control period took effect on January 1, 2015 and extended through December 31, 2017.  In this control period, each regulated power plant must hold CO2 allowances equal to 50 percent of its emissions during each of the first two years of the three-year period, and hold CO2 allowances equal to 100 percent of its remaining emissions for the three-year control period at the end of the period.

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

PSNH currently owns nine hydroelectric generation facilities with a current claimed capability representing winter rates of approximately 71 MW, eight of which are licensed by the FERC under long-term licenses. PSNH and its hydroelectric facilities are subject to conditions set forth in such licenses, the Federal Power Act and related FERC regulations, including provisions related to the condemnation of a project upon payment of just compensation, amortization of project investment from excess project earnings, possible takeover of a project after expiration of its license upon payment of net investment and severance damages and other matters.  We are targeting for PSNH to close on the sale of its hydroelectric generation facilities by the end of the first quarter of 2018.

EMPLOYEES

As of December 31, 2017, Eversource Energy employed a total of 8,084 employees, excluding temporary employees, of which 1,270 were employed by CL&P, 1,922 were employed by NSTAR Electric, and 918 were employed by PSNH. Approximately 50 percent of our employees are members of the International Brotherhood of Electrical Workers, the Utility Workers Union of America or The United Steelworkers, and are covered by 11 collective bargaining agreements.

INTERNET INFORMATION

Our website address is www.eversource.com.  We make available through our website a link to the SEC's EDGAR website (http://www.sec.gov/edgar/searchedgar/companysearch.html), at which site Eversource Energy's, CL&P's, NSTAR Electric's and PSNH's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports may be reviewed. Information contained on the Company's website or that can be accessed through the website is not incorporated into and does not constitute a part of this Annual Report on Form 10-K.  Printed copies of these reports may be obtained free of charge by writing to our Investor Relations Department at Eversource Energy, 107 Selden Street, Berlin, CT 06037.

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

Cyberattacks could severely impair operations, negatively impact our business, lead to the disclosure of confidential information and adversely affect our reputation.

A successful cyberattack on the information technology systems that control our transmission and distribution systems or other assets could impair or prevent us from managing these systems and facilities, operating our systems effectively, or properly managing our data, networks and programs. The breach of certain information technology systems could adversely affect our ability to correctly record, process and report financial information. A major cyber incident could result in significant expenses to investigate and to repair system damage or security breaches and could lead to litigation, fines, other remedial action, heightened regulatory scrutiny and damage to our reputation.

We have instituted safeguards to protect our information technology systems and assets. We devote substantial resources to network and application security, encryption and other measures to protect our computer systems and infrastructure from unauthorized access or misuse and interface with numerous external entities to improve our cybersecurity situational awareness. The FERC, through the North American Electric Reliability Corporation, requires certain safeguards to be implemented to deter cyberattacks. These safeguards may not always be effective due to the evolving nature of cyberattacks.

Any such cyberattacks could result in loss of service to customers and a significant decrease in revenues, which could have a material adverse impact on our financial position, results of operations or cash flows.

Acts of war or terrorism, both threatened and actual, or physical attacks could adversely affect our ability to operate our systems and could adversely affect our financial results and liquidity.

Acts of war or terrorism, both threatened and actual, or actual physical attacks that damage our transmission and distribution systems or other assets could negatively impact our ability to transmit or distribute energy, distribute water, or operate our systems efficiently or at all. Because our electric transmission systems are part of an interconnected regional grid, we face the risk of blackout due to grid disturbances or disruptions on a neighboring interconnected system. If our assets were physically damaged and were not recovered in a timely manner, it could result in a loss of service to customers and a significant decrease in revenues

Any such acts of war or terrorism, physical attacks or grid disturbances could result in a significant decrease in revenues, significant expense to repair system damage, costs associated with governmental actions in response to such attacks, and liability claims, all of which could have a material adverse impact on our financial position, results of operations and cash flows.

Strategic development opportunities may not be successful and projects may not commence operation as scheduled or be completed, which could have a material adverse effect on our business prospects.

We are pursuing broader strategic development investment opportunities that will benefit the New England region related to the construction of electric transmission facilities, off-shore wind electric generation facilities, interconnections to generating resources and other investment opportunities. The development of these activities involve numerous risks. Various factors could result in increased costs or result in delays or cancellation of these projects. Risks include regulatory approval processes, new legislation, economic events or factors, environmental and community concerns, design and siting issues, difficulties in obtaining required rights of way, competition from incumbent utilities and other entities, and actions of strategic partners. Should any of these factors result in such delays or cancellations, our financial position, results of operations, and cash flows could be adversely affected or our future growth opportunities may not be realized as anticipated.
As a result of legislative and regulatory changes, the states in which we provide service have implemented new procedures to select for construction new major electric transmission, natural gas pipeline, off-shore wind and other clean energy facilities. These procedures require the review of competing projects and permit the selection of only those projects that are expected to provide the greatest benefit to customers. If the projects in which we have invested are not selected for construction, or even if our projects are selected, other legislative or regulatory actions could result in our projects not being probable of entering the construction phase, it could have a material adverse effect on our future financial position, results of operations and cash flows.
After being selected as the winning bidder in the Massachusetts clean energy RFP in January 2018, on February 1, 2018, the NHSEC voted to deny the siting application for our Northern Pass project. Following the NHSEC's decision, the Massachusetts EDCs, in coordination with the DOER and the independent evaluator, notified NPT that the EDCs will continue contract negotiations, with the option of discontinuing discussions and terminating its conditional selection by March 27, 2018.
The actions of regulators and legislators can significantly affect our earnings, liquidity and business activities.

The rates that our electric, natural gas and water companies charge their customers are determined by their state regulatory commissions and by the FERC. These commissions also regulate the companies' accounting, operations, the issuance of certain securities and certain other matters. The FERC also regulates the transmission of electric energy, the sale of electric energy at wholesale, accounting, issuance of certain securities and certain other matters.

Under state and federal law, our electric, natural gas and water companies are entitled to charge rates that are sufficient to allow them an opportunity to recover their reasonable operating and capital costs and a reasonable ROE, to attract needed capital and maintain their financial integrity, while also protecting relevant public interests. Each of these companies prepares and submits periodic rate filings with their respective regulatory commissions for review and approval.

The FERC has jurisdiction over our transmission costs recovery and our allowed ROE. Certain outside parties have filed four complaints against all electric companies under the jurisdiction of ISO-NE alleging that our allowed ROE is unjust and unreasonable. An adverse decision in any of these four complaints could adversely affect our financial position, results of operations or cash flows.

FERC's policy has encouraged competition for transmission projects, even within existing service territories of electric companies. Implementation of FERC's goals, including within our service territories, may expose us to competition for construction of transmission projects, additional regulatory considerations, and potential delay with respect to future transmission projects, which may adversely affect our results of operation.

There is no assurance that the commissions will approve the recovery of all costs incurred by our electric, natural gas and water companies, including costs for construction, operation and maintenance, as well as a reasonable return on their respective regulated assets. The amount of costs incurred by the companies, coupled with increases in fuel and energy prices, could lead to consumer or regulatory resistance to the timely recovery of such costs, thereby adversely affecting our financial position, results of operations or cash flows.

We outsource certain business functions to third-party suppliers and service providers, and substandard performance by those third parties could harm our business, reputation and results of operations.

We outsource certain services to third parties in areas including information technology, transaction processing, human resources, payroll and payroll processing and other areas. Outsourcing of services to third parties could expose us to substandard quality of service delivery or substandard deliverables, which may result in missed deadlines or other timeliness issues, non-compliance (including with applicable legal requirements and industry standards) or reputational harm, which could negatively impact our results of operations. We also continue to pursue enhancements to standardize our systems and processes. If any difficulties in the operation of these systems were to occur, they could adversely affect our results of operations, or adversely affect our ability to work with regulators, unions, customers or employees.

The effects of climate change, including severe storms, could cause significant damage to any of our facilities requiring extensive expenditures, the recovery for which is subject to approval by regulators.

Climate change creates physical and financial risks. Physical risks from climate change may include an increase in sea levels and changes in weather conditions, such as changes in precipitation and extreme weather events including drought. Customers’ energy needs vary with weather conditions, primarily temperature and humidity. For residential customers, heating and cooling represent their largest energy use. For water customers, conservation measures imposed by the communities we serve could impact water usage. To the extent weather conditions are affected by climate change, customers’ energy and water usage could increase or decrease depending on the duration and magnitude of the changes.

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

Our transmission and distribution systems may not operate as expected, and could require unplanned expenditures, which could adversely affect our financial position, results of operations and cash flows.

Our ability to properly operate our transmission and distribution systems is critical to the financial performance of our business. Our transmission and distribution businesses face several operational risks, including the breakdown, failure of, or damage to operating equipment, information technology systems, or processes, especially due to age; labor disputes; disruptions in the delivery of electricity, natural gas and water, including impacts on us or our customers; increased capital expenditure requirements, including those due to environmental regulation; catastrophic events such as fires, explosions, or other similar occurrences; extreme weather conditions beyond equipment and plant design capacity; other unanticipated operations and maintenance expenses and liabilities; and potential claims for property damage or personal injuries beyond the scope of our insurance coverage. Many of our transmission projects are expected to alleviate identified reliability issues and reduce customers' costs. However, if the in-service date for one or more of these projects is delayed due to economic events or factors, or regulatory or other delays, the risk of failures in the electricity transmission system may increase. Any failure of our transmission and distribution systems to operate as planned may result in increased capital costs, reduced earnings or unplanned increases in operation and maintenance costs. The inability to recover a significant amount of such costs could have an adverse effect on our financial position, results of operations and cash flows

New technology, conservation measures and alternative energy sources could adversely affect our operations and financial results.

Advances in technology that reduce the costs of alternative methods of producing electric energy to a level that is competitive with that of current electric production methods, could result in loss of market share and customers, and may require us to make significant expenditures to remain competitive. These changes in technology could also alter the channels through which electric customers buy or utilize energy, which could reduce our revenues or increase our expenses. Economic downturns or periods of high energy supply costs typically can lead to the development of legislative and regulatory policy designed to promote reductions in energy consumption and increased energy efficiency and self-generation by customers. Customers' increased use of energy efficiency measures, distributed generation and energy storage technology could result in lower demand. Similarly, mandatory water conservation imposed due to drought conditions could result in lower demand for water. Reduced demand for electricity due to energy efficiency measures and the use of distributed generation, and reduced demand for water due to mandatory or voluntary conservation efforts, to the extent not substantially offset through ratemaking or decoupling mechanisms, could have a material adverse effect on our financial condition, results of operations and cash flows.

The unauthorized access to and the misappropriation of confidential and proprietary customer, employee, financial or system operating information could adversely affect our business operations and adversely impact our reputation.

In the regular course of business, we maintain sensitive customer, employee, financial and system operating information and are required by various federal and state laws to safeguard this information. Cyber intrusions, security breaches, theft or loss of this information by cybercrime or otherwise could lead to the release of critical operating information or confidential customer or employee information, which could adversely affect our business operations or adversely impact our reputation, and could result in significant costs, fines and litigation. We maintain limited privacy protection liability insurance to cover limited damages and defense costs arising from unauthorized disclosure of, or failure to protect, private information, as well as costs for notification to, or for credit card monitoring of, customers, employees and other persons in the event of a breach of private information. This insurance covers amounts paid to avert, prevent or stop a network attack or the disclosure of personal information, and costs of a qualified forensics firm to determine the cause, source and extent of a network attack or to investigate, examine and analyze our network to find the cause, source and extent of a data breach. While we have implemented measures designed to prevent cyberattacks and mitigate their effects should they occur, these measures may not be effective due to the continually evolving nature of efforts to access confidential information.

Contamination of our water supplies, the failure of dams on reservoirs providing water to our customers, or requirements to repair, upgrade or dismantle any of these dams, may disrupt our ability to distribute water to our customers and result in substantial additional costs, which could adversely affect our financial condition, and results of operations.

Our water supplies, including water provided to our customers, are subject to possible contamination from naturally occurring compounds or man-made substances.

Our water systems include impounding dams and reservoirs of various sizes. Although we believe our dams are structurally sound and well-maintained, significant damage to these facilities, or a significant decrease in the water in our reservoirs, could adversely affect our ability to provide water to our customers until the facilities and a sufficient amount of water in our reservoirs can be restored. A failure of a dam could result in personal injuries and downstream property damage for which we may be liable. The failure of a dam would also adversely affect our ability to supply water in sufficient quantities to our customers. Any losses or liabilities incurred due to a failure of one of our dams may not be covered by existing insurance, may exceed such insurance coverage limits, or may not be recoverable in rates. Any such losses may make it difficult for us to obtain insurance at acceptable rates in the future, and may have a material adverse effect on our financial condition, results of operations and cash flows.

Our goodwill is valued and recorded at an amount that, if impaired and written down, could adversely affect our future operating results and total capitalization.

We have a significant amount of goodwill on our consolidated balance sheet, which, as of December 31, 2017, totaled $4.4 billion. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. We test our goodwill balances for impairment on an annual basis or whenever events occur or circumstances change that would indicate a potential for impairment. A determination that goodwill is deemed to be impaired would result in a non-cash charge that could materially adversely affect our financial position, results of operations and total capitalization. The annual goodwill impairment test in 2017 resulted in a conclusion that our goodwill was not impaired.

Eversource Energy and its utility subsidiaries are exposed to significant reputational risks, which make them vulnerable to increased regulatory oversight or other sanctions.

Because utility companies, including our electric, natural gas and water utility subsidiaries, have large customer bases, they are subject to adverse publicity focused on the reliability of their distribution services and the speed with which they are able to respond to electric outages, natural gas leaks and similar interruptions caused by storm damage or other unanticipated events. Adverse publicity of this nature could harm the reputations of Eversource Energy and its subsidiaries; may make state legislatures, utility commissions and other regulatory authorities less likely to view them in a favorable light; and may cause them to be subject to less favorable legislative and regulatory outcomes or increased regulatory oversight. Unfavorable regulatory outcomes can include more stringent laws and regulations governing our operations, such as reliability and customer service quality standards or vegetation management requirements, as well as fines, penalties or other sanctions or requirements. The imposition of any of the foregoing could have a material adverse effect on the business, financial position, results of operations and cash flows of Eversource Energy and each of its utility subsidiaries.

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

Costs of compliance with environmental laws and regulations may increase and have an adverse effect on our business and results of operations.

Our subsidiaries' operations are subject to extensive federal, state and local environmental statutes, rules and regulations that govern, among other things, air emissions, water quality, water discharges, and the management of hazardous and solid waste. Compliance with these requirements requires us to incur significant costs relating to environmental monitoring, maintenance and upgrading of facilities, remediation and permitting. The costs of compliance with existing legal requirements or legal requirements not yet adopted may increase in the future. An increase in such costs, unless promptly recovered, could have an adverse impact on our business and our financial position, results of operations or cash flows.

For further information, see Item 1, Business - Other Regulatory and Environmental Matters, included in this Annual Report on Form 10-K.

Market performance or changes in assumptions may require us to make significant contributions to our pension and other postretirement benefit plans.

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

Our operations depend on the continued efforts of our employees. Retaining key employees and maintaining the ability to attract new employees are important to both our operational and financial performance. We cannot guarantee that any member of our management or any key employee at the Eversource parent or subsidiary level will continue to serve in any capacity for any particular period of time. In addition, a significant portion of our workforce in our subsidiaries, including many workers with specialized skills maintaining and servicing the electric, gas and water infrastructure, will be eligible to retire over the next five to ten years. Such highly skilled individuals cannot be quickly replaced due to the technically complex work they perform. We have developed strategic workforce plans to identify key functions and proactively implement plans to assure a ready and qualified workforce, but cannot predict the impact of these plans on our ability to hire and retain key employees.

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

Item 2.    Properties

Transmission and Distribution System

As of December 31, 2017, Eversource and our electric operating subsidiaries owned the following:

	Electric Distribution	Electric Transmission
Eversource
Number of substations owned	508	74
Transformer capacity (in kVa)	42,810,000	17,012,000
Overhead lines (in circuit miles)	40,532	3,947
Capacity range of overhead transmission lines (in kV)	N/A	69 to 345
Underground lines (distribution in circuit miles and transmission in cable miles)	17,438	405
Capacity range of underground transmission lines (in kV)	N/A	69 to 345

	CL&P		NSTAR Electric		PSNH
	Distribution	Transmission	Distribution	Transmission	Distribution	Transmission
Number of substations owned	182	20	178	34	148	20
Transformer capacity (in kVa)	19,965,000	3,633,000	17,535,000	7,465,000	5,310,000	5,914,000
Overhead lines (in circuit miles)	16,955	1,673	11,404	1,233	12,173	1,041
Capacity range of overhead transmission lines (in kV)	N/A	69 to 345	N/A	69 to 345	N/A	115 to 345
Underground lines (distribution in circuit miles and transmission in cable miles)	6,639	137	8,875	267	1,924	1
Capacity range of underground transmission lines (in kV)	N/A	69 to 345	N/A	115 to 345	N/A	115

	Eversource	CL&P	NSTAR Electric	PSNH
Underground and overhead line transformers in service	624,472	289,986	170,383	164,103
Aggregate capacity (in kVa)	36,140,835	15,684,715	13,996,195	6,459,925

Electric Generating Plants

As of December 31, 2017, PSNH owned the following electric generating plants:

Type of Plant	Number of Units	Year Installed	Claimed Capability* (kilowatts)
Steam Plants	5	1952-74	934,940
Hydro	20	1901-83	58,951
Internal Combustion	5	1968-70	101,535
Biomass	1	2006	42,594
Total PSNH Generating Plant	31		1,138,020

*	Claimed capability represents winter ratings as of December 31, 2017. The combined nameplate capacity of the generating plants is approximately 1,200 MW.

On January 10, 2018, Eversource and PSNH completed the sale of PSNH's thermal generation assets, including the steam, internal combustion and biomass units, above. See Note 12, "Assets Held for Sale," in the accompanying Item 8, Financial Statements and Supplementary Data for further information.

As of December 31, 2017, NSTAR Electric owned the following solar power facilities:

Type of Plant	Number of Sites	Year Installed	Claimed Capability** (kilowatts)
Solar Fixed Tilt, Photovoltaic	3	2010-14	8,000

**	Claimed capability represents the direct current nameplate capacity of the plant.

CL&P does not own any electric generating plants.

Natural Gas Distribution System

As of December 31, 2017, Yankee Gas owned 28 active gate stations, 197 district regulator stations, and approximately 3,362 miles of natural gas main pipeline. Yankee Gas also owns a liquefaction and vaporization plant and above ground storage tank with a storage capacity equivalent of 1.2 Bcf of natural gas in Waterbury, Connecticut.

As of December 31, 2017, NSTAR Gas owned 21 active gate stations, 166 district regulator stations, and approximately 3,292 miles of natural gas main pipeline. Hopkinton, another subsidiary of Eversource, owns a satellite vaporization plant and above ground storage tanks in Acushnet, MA. In addition, Hopkinton owns a liquefaction and vaporization plant with above ground storage tanks in Hopkinton, MA. Combined, the two plants' tanks have an aggregate storage capacity equivalent to 3.5 Bcf of natural gas that is provided to NSTAR Gas under contract.

Water Distribution System

Aquarion’s properties consist of water transmission and distribution mains and associated valves, hydrants and service lines, water treatment plants, pumping facilities, wells, tanks, meters, dams, reservoirs, buildings, and other facilities and equipment used for the operation of our systems, including the collection, treatment, storage, and distribution of water.

As of December 31, 2017, Aquarion owned and operated sources of water supply with a combined yield of approximately 131 million gallons per day; 3,614 miles of transmission and distribution mains; 10 surface water treatment plants; 31 dams; and 106 wellfields.

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

In addition to the right to provide electric transmission and distribution services as set forth above, the franchises of CL&P include, among others, limited rights and powers, as set forth under Connecticut law and the special acts of the General Assembly constituting its charter, to manufacture, generate, purchase and/or sell electricity at retail, including to provide Standard Service, Supplier of Last Resort service and backup service, to sell electricity at wholesale and to erect and maintain certain facilities on public highways and grounds, all subject to such consents and approvals of public authority and others as may be required by law. The franchises of CL&P include the power of eminent domain.  Connecticut law prohibits an electric distribution company from owning or operating generation assets.  However, under "An Act Concerning Electricity and Energy Efficiency," enacted in 2007, an electric distribution company, such as CL&P, is permitted to purchase an existing electric generating plant located in Connecticut that is offered for sale, subject to prior approval from the PURA and a determination by the PURA that such purchase is in the public interest.

NSTAR Electric  Through its charter, which is unlimited in time, NSTAR Electric has the right to engage in the business of delivering and selling electricity within its respective service territory, and has the power incidental thereto and is entitled to all the rights and privileges of and subject to the duties imposed upon electric companies under Massachusetts laws.  The locations in public ways for electric transmission and distribution lines are obtained from municipal and other state authorities who, in granting these locations, act as agents for the state. In some cases, the actions of these authorities are subject to appeal to the DPU.  The rights to these locations are not limited in time and are subject to the action of these authorities and the legislature.  Under Massachusetts law, with the exception of municipal-owned utilities, no other entity may provide electric delivery service to retail customers within NSTAR Electric service territory without the written consent of NSTAR Electric.  This consent must be filed with the DPU and the municipality so affected. The franchises of NSTAR Electric include the power of eminent domain.

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

In addition to the right to distribute electricity as set forth above, the franchises of PSNH include, among others, rights and powers to manufacture, generate, purchase, and transmit electricity, to sell electricity at wholesale to other utility companies and municipalities and to erect and maintain certain facilities on certain public highways and grounds, all subject to such consents and approvals of public authority and others as may be required by law.  PSNH's status as a public utility gives it the ability to petition the NHPUC for the right to exercise eminent domain for distribution services and for transmission eligible for regional cost allocation.

PSNH is also subject to certain regulatory oversight by the Maine Public Utilities Commission and the Vermont Public Utility Commission.

NSTAR Gas Through its charter, which is unlimited in time, NSTAR Gas has the right to engage in the business of delivering and selling natural gas within its respective service territory, and has the power incidental thereto and is entitled to all the rights and privileges of and subject to the duties imposed upon natural gas companies under Massachusetts laws. The locations in public ways for natural gas distribution pipelines are obtained from municipal and other state authorities who, in granting these locations, act as agents for the state. In some cases, the actions of these authorities are subject to appeal to the DPU. The rights to these locations are not limited in time and are subject to the action of these authorities and the legislature. Under Massachusetts law, with the exception of municipal-owned utilities, no other entity may provide natural gas delivery service to retail customers within the NSTAR Gas service territory without the written consent of NSTAR Gas. This consent must be filed with the DPU and the municipality so affected.

Yankee Gas  Yankee Gas holds valid franchises to sell natural gas in the areas in which Yankee Gas supplies natural gas service, which it acquired either directly or from its predecessors in interest.  Generally, Yankee Gas holds franchises to serve customers in areas designated by those franchises as well as in most other areas throughout Connecticut so long as those areas are not occupied and served by another natural gas utility under a valid franchise of its own or are not subject to an exclusive franchise of another natural gas utility or by consent.  Yankee Gas' franchises are perpetual but remain subject to the power of alteration, amendment or repeal by the General Assembly of the State of Connecticut, the power of revocation by the PURA and certain approvals, permits and consents of public authorities and others prescribed by statute.  Generally, Yankee Gas' franchises include, among other rights and powers, the right and power to manufacture, generate, purchase, transmit and distribute natural gas and to erect and maintain certain facilities on public highways and grounds, and the right of eminent domain, all subject to such consents and approvals of public authorities and others as may be required by law.

Aquarion Water Company of Connecticut AWC-CT derives its rights and franchises to operate from special acts of the Connecticut General Assembly and subject to certain approvals, permits and consents of public authority and others prescribed by statute and by its charter, AWC-CT has, with minor exceptions, solid franchises free from burdensome restrictions and unlimited as to time, and is authorized to sell potable water in the towns (or parts thereof) in which water is now being supplied by AWC-CT.

In addition to the right to sell water as set forth above, the franchises of AWC-CT include rights and powers to erect and maintain certain facilities on public highways and grounds, all subject to such consents and approvals of public authority and others as may be required by law. Under the Connecticut General Statutes, AWC-CT may, upon payment of compensation, take and use such lands, springs, streams or ponds, or such rights or interests therein as the Connecticut Superior Court, upon application, may determine is necessary to enable AWC-CT to supply potable water for public or domestic use in its franchise areas.

Aquarion Water Company of Massachusetts Through its charters, which are unlimited in time, AWC-MA has the right to engage in the business of distributing and selling water within its service territories, and has the power incidental thereto and is entitled to all the rights and privileges of and subject to the duties imposed upon water companies under Massachusetts laws.  AWC-MA has the right to construct and maintain its mains and distribution pipes in and under any public ways and to take and hold water within its respective service territories. Subject to DPU regulation, AWC-MA has the right to establish and fix rates for use of the water distributed and to establish reasonable regulations regarding same.  Certain of the towns within our service area have the right, at any time, to purchase the corporate property and all rights and privileges of AWC-MA according to pricing formulas and procedures specifically described in AWC-MA's respective charters and in compliance with Massachusetts law.

Aquarion Water Company of New Hampshire The NHPUC, pursuant to statutory law, has issued orders granting and affirming AWC-NH’s exclusive franchise to own, operate, and manage plant and equipment and any part of the same, for the conveyance of water for the public located within its franchise territory. That franchise territory encompasses the towns of Hampton, North Hampton and Rye. Subject to NHPUC’s regulations, AWC-NH has the right to establish and fix rates for use of the water distributed and to establish reasonable regulations regarding the same.

In addition to the right to provide water supply, the franchise also allows AWC-NH to sell water at wholesale to other water utilities and municipalities and to construct plant and equipment and maintain such plant and equipment on certain public highways and grounds, all subject to such consents and approvals of public authority and others as may be required by law.

AWC-NH's status as a regulated public utility gives it the ability to petition the NHPUC for the right to exercise eminent domain for the establishment of plant and equipment. It can also petition the NHPUC for exemption from the operation of any local ordinance when certain utility structures are reasonably necessary for the convenience or welfare of the public and the local conditions, and, if the purpose of the structure relates to water supply withdrawal, the exemption is recommended by the New Hampshire Department of Environmental Services.

Item 3.    Legal Proceedings

1.    Yankee Companies v. U.S. Department of Energy

DOE Phase I Damages - In 1998, the Yankee Companies filed separate complaints against the DOE in the Court of Federal Claims seeking monetary damages resulting from the DOE's failure to begin accepting spent nuclear fuel for disposal by January 31, 1998 pursuant to the terms of the 1983 spent fuel and high-level waste disposal contracts between the Yankee Companies and the DOE ("DOE Phase I Damages"). Phase I covered damages for the years 1998 through 2002. Following multiple appeals and cross-appeals in December 2012, the judgment awarding $39.6 million, $38.3 million and $81.7 million to CYAPC, YAEC and MYAPC, respectively, became final.

In January 2013, the proceeds from the DOE Phase I Damages Claim were received by the Yankee Companies and transferred to each Yankee Company's respective decommissioning trust.

In June 2013, FERC approved CYAPC, YAEC and MYAPC to reduce rates in their wholesale power contracts through the application of the DOE proceeds for the benefit of customers. Changes to the terms of the wholesale power contracts became effective on July 1, 2013. In accordance with the FERC order, CL&P, NSTAR Electric and PSNH began receiving the benefit of the DOE proceeds, and the benefits have been passed on to customers.

On September 17, 2014, in accordance with the MYAPC refund plan, MYAPC returned a portion of the DOE Phase I Damages proceeds to the member companies, including CL&P, NSTAR Electric and PSNH, in the amount of $3.2 million, $1.9 million and $1.4 million, respectively.

DOE Phase II Damages - In December 2007, the Yankee Companies each filed subsequent lawsuits against the DOE seeking recovery of actual damages incurred related to the alleged failure of the DOE to provide for a permanent facility to store spent nuclear fuel generated in years 2001 through 2008 for CYAPC and YAEC and from 2002 through 2008 for MYAPC ("DOE Phase II Damages"). In November 2013, the court issued a final judgment awarding $126.3 million, $73.3 million, and $35.8 million to CYAPC, YAEC and MYAPC, respectively. On January 14, 2014, the Yankee Companies received a letter from the U.S. Department of Justice stating that the DOE will not appeal the court's final judgment.

In March and April 2014, CYAPC, YAEC and MYAPC received payment of $126.3 million, $73.3 million and $35.8 million, respectively, of the DOE Phase II Damages proceeds and made the required informational filing with FERC in accordance with the process and methodology outlined in the 2013 FERC order. The Yankee Companies returned the DOE Phase II Damages proceeds to the member companies, including CL&P, NSTAR Electric and PSNH, for the benefit of their respective customers, on June 1, 2014. Refunds to CL&P's, NSTAR Electric's and PSNH's customers for these DOE proceeds began in the third quarter of 2014 and all refunds under these proceedings have been disbursed.

DOE Phase III Damages - In August 2013, the Yankee Companies each filed subsequent lawsuits against the DOE seeking recovery of actual damages incurred in the years 2009 through 2012 ("DOE Phase III"). The DOE Phase III trial concluded on July 1, 2015, followed by a post-trial briefing that concluded on October 4, 2015. On March 25, 2016, the court issued its decision and awarded CYAPC, YAEC and MYAPC damages of $32.6 million, $19.6 million and $24.6 million, respectively. In total, the Yankee Companies were awarded $76.8 million of the $77.9 million in damages sought in the DOE Phase III. The decision became final on July 18, 2016, and the Yankee Companies received the awards from the DOE on October 14, 2016. The Yankee Companies received FERC approval of their proposed distribution of certain amounts of the awarded damages proceeds to member companies, including CL&P, NSTAR Electric and PSNH, which CYAPC and MYAPC made in December 2016. MYAPC also refunded $56.5 million from its spent nuclear fuel trust, a portion of which was also refunded to the Eversource utility subsidiaries. In total, Eversource received $26.1 million, of which CL&P, NSTAR Electric and PSNH received $13.6 million, $8.6 million and $3.9 million, respectively. All refunds under these proceedings have been disbursed.

DOE Phase IV Damages - On May 22, 2017, each of the Yankee Companies filed subsequent lawsuits against the DOE in the Court of Federal Claims seeking monetary damages totaling approximately $100 million for CYAPC, YAEC and MYAPC, resulting from the DOE's failure to begin accepting spent nuclear fuel for disposal covering the years from 2013 to 2016 (“DOE Phase IV”). The DOE Phase IV trial is expected to begin in 2018.

2.    Other Legal Proceedings

For further discussion of legal proceedings, see Item 1, Business: "– Electric Distribution Segment," "– Electric Transmission Segment," and "– Natural Gas Distribution Segment" for information about various state and federal regulatory and rate proceedings, civil lawsuits related thereto, and information about proceedings relating to power, transmission and pricing issues; "– Nuclear Fuel Storage" for information related to nuclear waste; and "– Other Regulatory and Environmental Matters" for information about proceedings involving water and air quality requirements, toxic substances and hazardous waste, electric and magnetic fields, and other matters. In addition, see Item 1A, Risk Factors, for general information about several significant risks.

Item 4.    Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the executive officers of Eversource Energy as of February 23, 2018. All of the Company's officers serve terms of one year and until their successors are elected and qualified:

Name	Age	Title
James J. Judge	62	President and Chief Executive Officer
Philip J. Lembo	62	Executive Vice President and Chief Financial Officer
Gregory B. Butler	60	Executive Vice President and General Counsel
Christine M. Carmody	55	Executive Vice President-Human Resources and Information Technology
Joseph R. Nolan, Jr.	54	Executive Vice President-Customer and Corporate Relations
Leon J. Olivier	70	Executive Vice President-Enterprise Energy Strategy and Business Development
Werner J. Schweiger	58	Executive Vice President and Chief Operating Officer
Jay S. Buth	48	Vice President, Controller and Chief Accounting Officer

James J. Judge.  Mr. Judge has served as Chairman of the Board, President and Chief Executive Officer of Eversource Energy since May 3, 2017; as a Trustee of Eversource Energy and as Chairman of CL&P, NSTAR Electric and PSNH since May 4, 2016; and as Chairman, President and Chief Executive Officer of Eversource Service and Chairman of NSTAR Gas and Yankee Gas since May 9, 2016. Mr. Judge has served as a Director of CL&P, PSNH, Yankee Gas and Eversource Service since April 10, 2012; and of NSTAR Electric and NSTAR Gas since September 27, 1999. Previously, Mr. Judge served as President and Chief Executive Officer of Eversource Energy from May 4, 2016 until May 3, 2017; as Chairman of WMECO from May 4, 2016 until December 31, 2017; as a Director of WMECO from April 10, 2012 until December 31, 2017; and as Executive Vice President and Chief Financial Officer of Eversource Energy, CL&P, NSTAR Electric, PSNH and WMECO from April 10, 2012 until May 4, 2016; of NSTAR Gas, Yankee Gas and Eversource Service from April 10, 2012 until May 9, 2016.  Mr. Judge serves as a director of Analogic Corporation and as chairman of its audit committee. He serves on the Board of Directors of the Edison Electric Institute and the Massachusetts Competitive Partnership. He has also served on the Board of Directors of the United Way of Massachusetts Bay and Merrimack Valley.  Mr. Judge has served as Chairman of the Board of Eversource Energy Foundation, Inc. since May 9, 2016; and as a Director since April 10, 2012.  He previously served as Treasurer of the Eversource Energy Foundation, Inc. from May 10, 2012 until May 9, 2016. He has served as a Trustee of the NSTAR Foundation since December 12, 1995.

Philip J. Lembo. Mr. Lembo has served as Executive Vice President and Chief Financial Officer of Eversource Energy since May 3, 2017; and of CL&P, NSTAR Electric, NSTAR Gas, PSNH, Yankee Gas and Eversource Service since March 31, 2017. Mr. Lembo has served as a Director of CL&P, NSTAR Electric and PSNH since May 4, 2016; and of NSTAR Gas, Yankee Gas and Eversource Service since May 9, 2016. Mr. Lembo previously served as Executive Vice President and Chief Financial Officer of WMECO from May 3, 2017 until December 31, 2017; as a Director of WMECO from May 4, 2016 until December 31, 2017; as Executive Vice President, Chief Financial Officer and Treasurer of Eversource Energy from August 8, 2016 until May 3, 2017; of CL&P, NSTAR Electric, PSNH, WMECO, NSTAR Gas, Yankee Gas and Eversource Service from August 8, 2016 until March 31, 2017; as Senior Vice President, Chief Financial Officer and Treasurer of Eversource Energy, CL&P, NSTAR Electric, PSNH and WMECO from May 4, 2016 until August 8, 2016; and of NSTAR Gas, Yankee Gas and Eversource Service from May 9, 2016 until August 8, 2016; as Vice President and Treasurer of Eversource Energy, CL&P, PSNH and WMECO from April 10, 2012 until May 4, 2016; and of Yankee Gas and Eversource Service from April 10, 2012 until May 9, 2016. Mr. Lembo served as Vice President and Treasurer of NSTAR Electric and NSTAR Gas from March 29, 2006 until May 4, 2016. Mr. Lembo has served as a Director of Eversource Energy Foundation, Inc. since May 9, 2016. He previously served as Treasurer of Eversource Energy Foundation, Inc. from May 9, 2016 until March 31, 2017. He has served as a Trustee of the NSTAR Foundation since May 9, 2016.

Gregory B. Butler.  Mr. Butler has served as Executive Vice President and General Counsel of Eversource Energy, CL&P, NSTAR Electric, NSTAR Gas, PSNH, Yankee Gas and Eversource Service since August 8, 2016. Mr. Butler has served as a Director of NSTAR Electric and NSTAR Gas since April 10, 2012; of Eversource Service since November 27, 2012; and of CL&P, PSNH and Yankee Gas since April 22, 2009.  Mr. Butler previously served as Executive Vice President and General Counsel of WMECO from August 8, 2016 until December 31, 2017; as a Director of WMECO from April 22, 2009 until December 31, 2017; as Senior Vice President and General Counsel of Eversource Energy from May 1, 2014 until August 8, 2016; of NSTAR Electric and NSTAR Gas from April 10, 2012 until August 8, 2016; of CL&P, PSNH, WMECO, Yankee Gas and Eversource Service from March 9, 2006 until August 8, 2016; and as Senior Vice President, General Counsel and Secretary of Eversource Energy from April 10, 2012 until May 1, 2014.  He has served as a Director of Eversource Energy Foundation, Inc. since December 1, 2002.  He has been a Trustee of the NSTAR Foundation since April 10, 2012.

Christine M. Carmody.  Ms. Carmody has served as Executive Vice President-Human Resources and Information Technology of Eversource Energy and Eversource Service since August 8, 2016. Ms. Carmody has served as a Director of Eversource Service since November 27, 2012. Previously Ms. Carmody served as Senior Vice President-Human Resources of Eversource Energy from May 4, 2016 until August 8, 2016; of Eversource Service from April 10, 2012 until August 8, 2016; as Senior Vice President-Human Resources of CL&P, PSNH, WMECO and Yankee Gas from November 27, 2012 until September 29, 2014; of NSTAR Electric and NSTAR Gas from August 1, 2008 until September 29, 2014; and as a Director of CL&P, PSNH, WMECO and Yankee Gas from April 10, 2012 until September 29, 2014; and of NSTAR Electric and NSTAR Gas from November 27, 2012 until September 29, 2014.   Ms. Carmody has served as a Director of Eversource Energy Foundation, Inc. since April 10, 2012.  She has served as a Trustee of the NSTAR Foundation since August 1, 2008.

Joseph R. Nolan, Jr.  Mr. Nolan has served as Executive Vice President-Customer and Corporate Relations of Eversource Energy and Eversource Service since August 8, 2016. Mr. Nolan has served as a Director of Eversource Service since November 27, 2012. Previously Mr. Nolan served as Senior Vice President-Corporate Relations of Eversource Energy from May 4, 2016 until August 8, 2016; of Eversource Service from April 10, 2012 to August 8, 2016; of NSTAR Electric and NSTAR Gas from April 10, 2012 until September 29, 2014; and of CL&P, PSNH, WMECO and Yankee Gas from November 27, 2012 until September 29, 2014. Mr. Nolan previously served as a Director of CL&P, PSNH, WMECO and Yankee Gas from April 10, 2012 until September 29, 2014; and of NSTAR Electric and NSTAR Gas from November 27, 2012 until September 29,

2014.  Mr. Nolan has served as a Director of Eversource Energy Foundation, Inc. since April 10, 2012, and as Executive Director of Eversource Energy Foundation, Inc. since October 15, 2013.  He has served as a Trustee of the NSTAR Foundation since October 1, 2000.

Leon J. Olivier.  Mr. Olivier has served as Executive Vice President-Enterprise Energy Strategy and Business Development of Eversource Energy since September 2, 2014; and of Eversource Service since August 11, 2014. Mr. Olivier has served as a Director of Eversource Service since January 17, 2005.  Mr. Olivier previously served as Executive Vice President and Chief Operating Officer of Eversource Energy from May 13, 2008 until September 2, 2014; of Eversource Service from May 13, 2008 until August 11, 2008; as Chief Executive Officer of NSTAR Electric and NSTAR Gas from April 10, 2012 until August 11, 2014; of CL&P, PSNH, WMECO and Yankee Gas from January 15, 2007 until August 11, 2014; and of CL&P from September 10, 2001 until September 29, 2014; as a Director of NSTAR Electric and NSTAR Gas from November 27, 2012 until September 29, 2014; of PSNH, WMECO and Yankee Gas from January 17, 2005 until September 29, 2014; and of CL&P from September 10, 2001 until September 29, 2014.  He has served as a Director of Eversource Energy Foundation, Inc. since April 1, 2006.  Mr. Olivier has served as a Trustee of the NSTAR Foundation since April 10, 2012.

Werner J. Schweiger.  Mr. Schweiger has served as Executive Vice President and Chief Operating Officer of Eversource Energy since September 2, 2014; of Eversource Service since August 11, 2014; and as Chief Executive Officer of CL&P, NSTAR Electric, NSTAR Gas, PSNH and Yankee Gas since August 11, 2014. Mr. Schweiger has served as a Director of Eversource Service, NSTAR Gas and Yankee Gas since September 29, 2014; and of CL&P, PSNH and NSTAR Electric since May 28, 2013.  He previously served as Chief Executive Officer of WMECO from August 11, 2014 until December 31, 2017; as a Director of WMECO from May 28, 2013 until December 31, 2017; as President of CL&P from June 2, 2015 until June 27, 2016; as President of NSTAR Gas and Yankee Gas from September 29, 2014 until November 10, 2014; as President-Electric Distribution of Eversource Service from January 16, 2013 until August 11, 2014; as President of NSTAR Electric from April 10, 2012 until January 16, 2013; and as a Director of NSTAR Electric from November 27, 2012 until January 16, 2013.   Mr. Schweiger has served as a Director of Eversource Energy Foundation, Inc. since September 29, 2014.  He has served as a Trustee of the NSTAR Foundation since September 29, 2014.

Jay S. Buth.  Mr. Buth has served as Vice President, Controller and Chief Accounting Officer of Eversource Energy, CL&P, NSTAR Electric, NSTAR Gas, PSNH, Yankee Gas and Eversource Service since April 10, 2012.  Previously, Mr. Buth served as Vice President, Controller and Chief Accounting Officer of WMECO from April 10, 2012 until December 31, 2017; and as Vice President-Accounting and Controller of Eversource Energy, CL&P, PSNH, WMECO, Yankee Gas and Eversource Service from June 9, 2009 until April 10, 2012.

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

Year	Quarter	High	Low	Dividends Declared
2017	First	$60.36	$54.08	$0.4750
	Second	63.34	58.11	0.4750
	Third	64.19	59.55	0.4750
	Fourth	66.15	59.59	0.4750

2016	First	$58.81	$50.01	$0.4450
	Second	59.95	53.90	0.4450
	Third	60.44	53.08	0.4450
	Fourth	55.74	50.56	0.4450

Information with respect to dividend restrictions for us, CL&P, NSTAR Electric and PSNH is contained in Item 8, Financial Statements and Supplementary Data, in the Combined Notes to Financial Statements, within this Annual Report on Form 10-K.

There is no established public trading market for the common stock of CL&P, NSTAR Electric and PSNH.  All of the common stock of CL&P, NSTAR Electric and PSNH is held solely by Eversource.

Common stock dividends approved and paid to Eversource during the year were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2017	2016
CL&P	$254.8	$199.6
NSTAR Electric	272.0	316.3
PSNH (1)	23.9	77.6

(1) The 2017 amount does not include $150.0 million of dividends declared but not paid as of December 31, 2017.

(b)    Holders

As of January 31, 2018, there were 37,428 registered common shareholders of our company on record.  As of the same date, there were a total of 316,885,808 shares issued.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under equity compensation plans, see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, included in this Annual Report on Form 10-K.

(e)    Performance Graph

The performance graph below illustrates a five-year comparison of cumulative total returns based on an initial investment of $100 in 2012 in Eversource Energy common stock, as compared with the S&P 500 Stock Index and the EEI Index for the period 2012 through 2017, assuming all dividends are reinvested.

December 31,
	2012	2013	2014	2015	2016	2017
Eversource Energy	$100	$112	$147	$145	$161	$190
EEI Index	$100	$113	$146	$140	$164	$184
S&P 500	$100	$132	$151	$153	$171	$208

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
October 1 - October 31, 2017	101,737	$60.52	—	—
November 1 - November 30, 2017	6,411	64.22	—	—
December 1 - December 31, 2017	190,873	62.86	—	—
Total	299,021	$62.09	—	—

Item 6.    Selected Consolidated Financial Data

Eversource Selected Consolidated Financial Data (Unaudited)

(Thousands of Dollars, except percentages and common share information)	2017	2016	2015	2014	2013
Balance Sheet Data:
Property, Plant and Equipment, Net	$23,617,463	$21,350,510	$19,892,441	$18,647,041	$17,576,186
Total Assets	36,220,386	32,053,173	30,580,309	29,740,387	27,760,315
Common Shareholders' Equity	11,086,242	10,711,734	10,352,215	9,976,815	9,611,528
Noncontrolling Interest - Preferred Stock of Subsidiaries	155,570	155,568	155,568	155,568	155,568
Long-Term Debt (a)	12,325,520	9,603,237	9,034,457	8,851,600	8,310,179
Obligations Under Capital Leases (a)	9,898	8,924	8,222	9,434	10,744
Income Statement Data:
Operating Revenues	$7,751,952	$7,639,129	$7,954,827	$7,741,856	$7,301,204
Net Income	$995,515	$949,821	$886,004	$827,065	$793,689
Net Income Attributable to Noncontrolling Interests	7,519	7,519	7,519	7,519	7,682
Net Income Attributable to Common Shareholders	$987,996	$942,302	$878,485	$819,546	$786,007
Common Share Data:
Net Income Attributable to Common Shareholders:
Basic Earnings Per Common Share	$3.11	$2.97	$2.77	$2.59	$2.49
Diluted Earnings Per Common Share	$3.11	$2.96	$2.76	$2.58	$2.49
Dividends Declared Per Common Share	$1.90	$1.78	$1.67	$1.57	$1.47
Market Price - Closing (end of year) (b)	$63.18	$55.23	$51.07	$53.52	$42.39
Book Value Per Common Share (end of year)	$34.98	$33.80	$32.64	$31.47	$30.49
Tangible Book Value Per Common Share (end of year) (c)	$21.00	$22.70	$21.54	$20.37	$19.32
Rate of Return Earned on Average Common Equity (%) (d)	9.1	9.0	8.7	8.4	8.3
Market-to-Book Ratio (end of year) (e)	1.8	1.6	1.6	1.7	1.4

CL&P Selected Financial Data (Unaudited)
(Thousands of Dollars)	2017	2016	2015	2014	2013
Balance Sheet Data:
Property, Plant and Equipment, Net	$8,271,030	$7,632,392	$7,156,809	$6,809,664	$6,451,259
Total Assets	10,630,246	10,035,044	9,592,957	9,344,400	8,965,906
Common Stockholder's Equity	3,587,127	3,470,387	3,140,717	2,936,767	2,702,494
Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200	116,200	116,200	116,200
Long-Term Debt (a)	3,059,135	2,766,010	2,763,682	2,841,951	2,741,208
Obligations Under Capital Leases (a)	5,711	6,767	7,624	8,439	9,309
Income Statement Data:
Operating Revenues	2,887,359	2,805,955	2,802,675	2,692,582	2,442,341
Net Income	376,726	334,254	299,360	287,754	279,412
Common Stock Data:
Cash Dividends on Common Stock	254,800	199,599	196,000	171,200	151,999

(a) Includes portions due within one year.
(b) Market price information reflects closing prices as reflected by the New York Stock Exchange.
(c) Common Shareholders' Equity adjusted for goodwill and intangibles divided by total common shares outstanding.
(d) Net Income Attributable to Common Shareholders divided by average Common Shareholders' Equity.
(e) The closing market price divided by the book value per share.

See the Combined Notes to Financial Statements in this Annual Report on Form 10-K for a description of the acquisition of Aquarion on December 4, 2017, the classification as held for sale of PSNH's thermal and hydroelectric generating assets as result of generation divestiture, and any accounting changes materially affecting the comparability of the information reflected in the tables above.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

EVERSOURCE ENERGY AND SUBSIDIARIES

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related combined notes included in this combined Annual Report on Form 10-K.  References in this Annual Report on Form 10-K to "Eversource," the "Company," "we," "us," and "our" refer to Eversource Energy and its consolidated subsidiaries.  All per-share amounts are reported on a diluted basis.  The consolidated financial statements of Eversource, NSTAR Electric and PSNH and the financial statements of CL&P are herein collectively referred to as the "financial statements."

Refer to the Glossary of Terms included in this combined Annual Report on Form 10-K for abbreviations and acronyms used throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The only common equity securities that are publicly traded are common shares of Eversource.  The earnings and EPS of each business discussed below do not represent a direct legal interest in the assets and liabilities of such business but rather represent a direct interest in our assets and liabilities, as a whole.  EPS by business is a financial measure not recognized under GAAP that is calculated by dividing the Net Income Attributable to Common Shareholders of each business by the weighted average diluted Eversource common shares outstanding for the period. The discussion below also includes non-GAAP financial measures referencing our 2015 earnings and EPS excluding certain integration costs incurred by Eversource parent and our Electric and Natural Gas companies.  We use these non-GAAP financial measures to evaluate and to provide details of earnings by business and to more fully compare and explain our 2017, 2016 and 2015 results without including the impact of these items.  Due to the nature and significance of these items on Net Income Attributable to Common Shareholders, we believe that the non-GAAP presentation is a meaningful representation of our financial performance and provides additional and useful information to readers of this report in analyzing historical and future performance by business.  These non-GAAP financial measures should not be considered as an alternative to reported Net Income Attributable to Common Shareholders or EPS determined in accordance with GAAP as an indicator of operating performance.

Reconciliations of the non-GAAP financial measures to the most directly comparable GAAP measures of consolidated diluted EPS and Net Income Attributable to Common Shareholders are included under "Financial Condition and Business Analysis – Overview – Consolidated" and "Financial Condition and Business Analysis – Overview – Electric and Natural Gas Companies" in this Management's Discussion and Analysis of Financial Condition and Results of Operations, herein.

The results of Aquarion and its subsidiaries, hereinafter referred to as "Aquarion," are included from the date of the acquisition, December 4, 2017, through December 31, 2017 throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition and Business Analysis

Executive Summary

Results and Future Outlook:

•	We earned $988.0 million, or $3.11 per share, in 2017, compared with $942.3 million, or $2.96 per share, in 2016.

•
Our electric distribution segment, which includes generation results, earned $497.4 million, or $1.57 per share, in 2017, compared with $462.8 million, or $1.46 per share, in 2016.  Our electric transmission segment earned $391.9 million, or $1.23 per share, in 2017, compared with $370.8 million, or $1.16 per share, in 2016.  Our natural gas distribution segment earned $74.6 million, or $0.23 per share, in 2017, compared with $77.7 million, or $0.24 per share, in 2016.

•	Eversource parent and other companies earned $24.1 million, or $0.08 per share, in 2017, compared with $31.0 million, or $0.10 per share, in 2016.

•	We currently project 2018 earnings of between $3.20 per share and $3.30 per share.

Liquidity:

•
Cash flows provided by operating activities totaled $2.0 billion in 2017, compared with $2.2 billion in 2016.  Investments in property, plant and equipment totaled $2.3 billion in 2017 and $2.0 billion in 2016.  Cash and cash equivalents totaled $38.2 million as of December 31, 2017, compared with $30.3 million as of December 31, 2016.

•
In 2017, we issued $2.5 billion of new long-term debt, consisting of $1.2 billion by Eversource parent, $700 million by NSTAR Electric, $525 million by CL&P and $75 million by Yankee Gas.  Proceeds from these new issuances were used primarily to pay short-term borrowings and repay long-term debt at maturity. In 2017, Eversource, NSTAR Electric, CL&P, PSNH and NSTAR Gas repaid, at maturity, $745 million, $400 million, $250 million, $70 million and $25 million, respectively, of previously issued long-term debt.

•
In 2017, we paid cash dividends on common shares of $602.1 million, compared with $564.5 million in 2016.  On February 7, 2018, our Board of Trustees approved a common share dividend of $0.505 per share, payable on March 30, 2018 to shareholders of record as of March 6, 2018.  The 2018 dividend represents an increase of 6.3 percent over the dividend paid in December 2017, and is the equivalent to dividends on common shares of approximately $640 million on an annual basis.

•
We project to make capital expenditures of $10.8 billion from 2018 through 2021, of which we expect $5.7 billion to be in our electric and natural gas distribution segments, $4.1 billion to be in our electric transmission segment and $0.4 billion to be in our water utility business.  We also project to invest $0.5 billion in information technology and facilities upgrades and enhancements. These projections do not include any expected investments related to Bay State Wind.

Strategic Items:

•
On January 25, 2018, Northern Pass was selected from the 46 proposals submitted as the winning bidder in the Massachusetts clean energy request for proposal ("RFP"), which successfully positioned Northern Pass to provide a firm delivery of hydropower to Massachusetts. Northern Pass is Eversource's planned 1,090 MW HVDC transmission line from the Québec-New Hampshire border to Franklin, New Hampshire and an associated alternating current radial transmission line between Franklin and Deerfield, New Hampshire. On February 1, 2018, the New Hampshire Site Evaluation Committee ("NHSEC") voted to deny Northern Pass’ siting application. We intend to seek reconsideration of the NHSEC’s decision and to review all options for moving this critical clean energy project forward. As of December 31, 2017, we have approximately $277 million in capitalized costs associated with Northern Pass.

•	On December 20, 2017, Bay State Wind submitted two proposals, one for 400 MW and the other for 800 MW, in response to the Massachusetts clean energy RFP.

•
On December 4, 2017, Eversource completed the acquisition of Aquarion (formerly Macquarie Utilities Inc.) from Macquarie Infrastructure Partners for $1.675 billion, consisting of approximately $880 million in cash and $795 million of assumed debt. As a result, Aquarion became a wholly-owned subsidiary of Eversource.

Legislative, Regulatory, Policy and Other Items:

•
On November 30, 2017, the DPU issued its decision in the NSTAR Electric distribution rate case, which approved an annual distribution rate increase of $37 million, with rates effective February 1, 2018. As a result of this decision, we recognized an aggregate $44.1 million pre-tax benefit to earnings in 2017. On January 3, 2018, NSTAR Electric filed a motion to reflect a revenue requirement reduction of $56 million due to the decrease in the federal corporate income tax rate, as part of the "Tax Cuts and Jobs Act", resulting in an annual net decrease in rates of $19 million.

•
On January 11, 2018, CL&P filed a distribution rate case settlement agreement for approval with PURA, which included, among other things, rate increases of $97.1 million, $32.7 million and $24.7 million, effective May 1, 2018, 2019, and 2020, respectively, an authorized regulatory ROE of 9.25 percent, and 53 percent common equity in CL&P's capital structure. The rate increases associated with the settlement agreement will be reduced by the impact of the decrease in the federal corporate income tax rate, as part of the "Tax Cuts and Jobs Act", which we currently estimate to average approximately $45 million to $50 million per year.

•
On December 22, 2017, the "Tax Cuts and Jobs Act" (the "Act") became law, which amended existing federal tax rules and included numerous provisions that impacted corporations. In particular, the Act reduced the federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. As of December 31, 2017, we estimated approximately $2.9 billion of provisional regulated excess ADIT liabilities that we expect to benefit our customers in future periods. The ultimate amount and timing of when certain income tax benefits resulting from the Act benefit our customers will vary by jurisdiction.

•
On January 10, 2018, PSNH completed the sale of its thermal generation facilities.  In accordance with the Purchase and Sale Agreement, the original purchase price of $175 million was adjusted to reflect working capital adjustments, closing date adjustments and proration of taxes and fees prior to closing, totaling $40.9 million, resulting in net proceeds of $134.1 million. We are targeting for PSNH to complete the sale of its hydroelectric generation facilities by the end of the first quarter of 2018.

Overview

Consolidated:  Below is a summary of our earnings by business, which also reconciles the non-GAAP financial measure of EPS by business to the most directly comparable GAAP measure of diluted EPS, for the years ended December 31, 2017, 2016 and 2015. Also included in the summary for the year ended December 31, 2015, is a reconciliation of the non-GAAP financial measure of consolidated non-GAAP earnings to the most directly comparable GAAP measure of consolidated Net Income Attributable to Common Shareholders.

	For the Years Ended December 31,
	2017		2016		2015
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net Income Attributable to Common Shareholders (GAAP)	$988.0	$3.11	$942.3	$2.96	$878.5	$2.76
Electric and Natural Gas Companies	$963.9	$3.03	$911.3	$2.86	$884.8	$2.78
Eversource Parent and Other Companies	24.1	0.08	31.0	0.10	9.5	0.03
Non-GAAP Earnings	N/A	N/A	N/A	N/A	894.3	2.81
Integration Costs (after-tax) (1)	—	—	—	—	(15.8)	(0.05)
Net Income Attributable to Common Shareholders (GAAP)	$988.0	$3.11	$942.3	$2.96	$878.5	$2.76

(1)     The 2015 integration costs were associated with our branding efforts and severance costs.

Electric and Natural Gas Companies:  Our electric and natural gas companies consist of the electric distribution (including PSNH's generation facilities and NSTAR Electric's solar power facilities), electric transmission and natural gas distribution segments. A summary of our segment earnings and EPS is as follows:

	For the Years Ended December 31,
	2017		2016		2015
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share	Amount	Per Share
Electric Distribution	$497.4	$1.57	$462.8	$1.46	$507.9	$1.59
Electric Transmission	391.9	1.23	370.8	1.16	304.5	0.96
Natural Gas Distribution	74.6	0.23	77.7	0.24	72.4	0.23
Non-GAAP Earnings	N/A	N/A	N/A	N/A	884.8	2.78
Integration Costs (after-tax) (1)	—	—	—	—	(0.8)	—
Net Income - Electric and Natural Gas Companies	$963.9	$3.03	$911.3	$2.86	$884.0	$2.78

(1)    The 2015 Electric and Natural Gas Companies' integration costs include severance in connection with cost saving initiatives.

Our electric distribution segment earnings increased $34.6 million in 2017, as compared to 2016, due primarily to a lower effective tax rate, lower non-tracked operations and maintenance expense, higher lost base revenues at NSTAR Electric and higher distribution revenues at CL&P due in part to a higher rate base for the system resiliency program, partially offset by higher depreciation expense, lower sales volumes primarily driven by the mild summer weather in 2017, as compared to 2016 (primarily at NSTAR Electric), and higher property tax expense.

Our electric transmission segment earnings increased $21.1 million in 2017, as compared to 2016, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure, partially offset by the absence in 2017 of the FERC-allowed recovery of certain previously expensed merger-related costs in 2016, and a lower benefit in the second quarter of 2017 related to the annual billing and cost reconciliation filing with the FERC.

Our natural gas distribution segment earnings decreased $3.1 million in 2017, as compared to 2016, due primarily to higher depreciation expense, lower demand revenues in Connecticut driven by lower peak usage in 2017, as compared to 2016, higher non-tracked operations and maintenance expense, and higher property tax expense, partially offset by higher sales volumes driven by colder winter weather in the fourth quarter of 2017, as compared to 2016.

Eversource Parent and Other Companies:  Eversource parent and other companies earned $24.1 million in 2017, compared with $31.0 million in 2016.  The decrease in earnings was due primarily to a higher effective tax rate, higher interest expense and the absence in 2017 of the earnings and gain on the sale of an unregulated business in 2016. These decreases were partially offset by the 2017 DPU-allowed recovery of certain previously expensed merger-related costs in NSTAR Electric's distribution rates, and increased gains on investments recorded in 2017.

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

Fluctuations in retail electric sales volumes at certain of our electric utilities impact earnings ("Traditional" in the table below). For others, fluctuations in retail electric sales volumes do not impact earnings due to their regulatory commission approved distribution revenue decoupling mechanisms ("Decoupled" in the table below). These distribution revenues are decoupled from their customer sales volumes, which breaks the relationship between sales volumes and revenues recognized.

In 2017 and 2016, NSTAR Electric operated under two different rate structures based on its service territory geography. For customers that were served in eastern Massachusetts, including metropolitan Boston, Cape Cod and Martha's Vineyard, NSTAR Electric operated using Traditional rates. For customers that were served in western Massachusetts, including the metropolitan Springfield region, NSTAR Electric operated using Decoupled rates. Effective February 1, 2018, all of NSTAR Electric's distribution revenues were decoupled as a result of the

DPU-approved rate decision. See "Regulatory Developments and Rate Matters - Massachusetts - NSTAR Electric Distribution Rate Case Decision" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

CL&P and NSTAR Electric (for its western Massachusetts customer rates) reconciled their annual base distribution rate recovery amounts to their pre-established levels of baseline distribution delivery service revenues of $1.059 billion and $132.4 million, respectively, through December 31, 2017. Effective February 1, 2018, NSTAR Electric, operating entirely under decoupled rates, will reconcile its annual base distribution rate recovery to its new baseline of $974.8 million. Any difference between the allowed level of distribution revenue and the actual amount realized during a 12-month period is adjusted through rates in the following period.

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

A summary of our retail electric GWh sales volumes and our firm natural gas sales volumes in MMcf and percentage changes is as follows:

	Electric			Firm Natural Gas
	For the Year Ended December 31, 2017 Compared to 2016			For the Year Ended December 31, 2017 Compared to 2016
	Sales Volumes (GWh)		Percentage Decrease	Sales Volumes (MMcf)		Percentage Increase/(Decrease)
	2017	2016		2017	2016
Traditional:
Residential	9,453	9,654	(2.1)%	15,502	15,118	2.5%
Commercial	15,958	16,267	(1.9)%	20,649	19,846	4.0%
Industrial	2,444	2,558	(4.5)%	10,806	10,350	4.4%
Total - Traditional	27,855	28,479	(2.2)%	46,957	45,314	3.6%

Decoupled:
Residential	11,043	11,347	(2.7)%	21,919	20,616	6.3%
Commercial	10,612	10,940	(3.0)%	21,859	21,583	1.3%
Industrial	2,736	2,876	(4.9)%	5,882	5,833	0.8%
Total - Decoupled	24,391	25,163	(3.1)%	49,660	48,032	3.4%
Special Contracts (1)	N/A	N/A	N/A	4,409	4,696	(6.1)%
Total - Decoupled and Special Contracts	24,391	25,163	(3.1)%	54,069	52,728	2.5%
Total Sales Volumes	52,246	53,642	(2.6)%	101,026	98,042	3.0%

(1)
Special contracts are unique to the natural gas distribution customers who take service under such an arrangement and generally specify the amount of distribution revenue to be paid to Yankee Gas regardless of the customers' usage.

Retail electric sales volumes at our electric utilities with a traditional rate structure (the eastern region of NSTAR Electric and PSNH) were lower in 2017, as compared to 2016, due primarily to the mild summer weather in 2017, as compared to 2016. Cooling degree days in 2017 were 14.7 percent lower in the Boston metropolitan area and 22.7 percent lower in New Hampshire, as compared to 2016. Sales volumes were positively impacted by improved economic conditions across our service territories, but this trend was offset by lower customer usage driven by the impact of increased customer energy conservation efforts.

On January 28, 2016, Eversource received approval of a three-year energy efficiency plan in Massachusetts, which included recovery of LBR in the NSTAR Electric eastern Massachusetts service territory until it was covered under a decoupled rate structure, which occurred on February 1, 2018.  NSTAR Electric recorded LBR related to reductions in sales volume as a result of successful energy efficiency programs.  LBR was recovered from retail customers through rates.  NSTAR Electric recognized LBR of $73.7 million and $60.7 million in 2017 and 2016, respectively.

Our firm natural gas sales volumes are subject to many of the same influences as our retail electric sales volumes.  In addition, they have benefited from customer growth in both of our natural gas distribution companies.  Consolidated firm natural gas sales volumes were higher in 2017, as compared to 2016, due primarily to colder winter weather in the fourth quarter of 2017, as compared to 2016. Heating degree days in 2017 were 2.5 percent higher in Connecticut, as compared to 2016. Sales volumes were also positively impacted by improved economic conditions across our natural gas service territories.

Liquidity

Consolidated:  Cash and cash equivalents totaled $38.2 million as of December 31, 2017, compared with $30.3 million as of December 31, 2016.

Long-Term Debt Issuances and Repayments: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Issue Date	Issuances/(Repayments)	Maturity Date	Use of Proceeds
CL&P:
3.20% 2017 Series A First Mortgage Bonds	March 2017	$300.0	2027	Repay short-term debt borrowings
4.30% 2014 Series A First Mortgage Bonds (1)	August 2017	225.0	2044	Refinance short-term debt and fund working capital and capital expenditures
5.375% 2007 Series A First Mortgage Bonds	March 2007	(150.0)	2017	N/A
5.75% 2007 Series C First Mortgage Bonds	September 2007	(100.0)	2017	N/A
NSTAR Electric:
3.20% Debentures	May 2017	350.0	2027	Repay short-term borrowings and fund capital expenditures and working capital
3.20% Debentures (2)	October 2017	350.0	2027	Redeem long-term debt that matured in 2017
5.625% Debentures	November 2007	(400.0)	2017	N/A
PSNH:
6.15% Series N First Mortgage Bonds	September 2007	(70.0)	2017	N/A
Other:
Yankee Gas 3.02% Series N First Mortgage Bonds	September 2017	75.0	2027	Repay short-term borrowings
NSTAR Gas 7.04% Series M First Mortgage Bonds	September 1997	(25.0)	2017	N/A
Eversource Parent 2.75% Series K Senior Notes	March 2017	300.0	2022	Repay short-term borrowings
Eversource Parent 2.75% Series K Senior Notes (3)	October 2017	450.0	2022	Repay short-term borrowings
Eversource Parent 2.90% Series L Senior Notes	October 2017	450.0	2024	Repay short-term borrowings
Eversource Parent 2.50% Series I Senior Notes (4)	January 2018	200.0	2021	Repay long-term debt due to mature in 2018 and repay short-term borrowings
Eversource Parent 3.30% Series M Senior Notes	January 2018	450.0	2028	Repay long-term debt due to mature in 2018
Eversource Parent 1.60% Series G Senior Notes (5)	January 2015	(150.0)	2018	N/A

(1)	These bonds are part of the existing series initially issued by CL&P in 2014. The aggregate outstanding principal amount for these bonds is now $475 million.

(2)	These debentures are part of the same series initially issued by NSTAR Electric in May 2017. The aggregate outstanding principal amount for these debentures is now $700 million.

(3)	These notes are part of the same series issued by Eversource parent in March 2017. The aggregate outstanding principal amount for these notes is now $750 million.

(4)	These notes are part of the same series issued by Eversource parent in March 2016. The aggregate outstanding principal amount for these notes is now $450 million.

(5)	Represents a repayment at maturity on January 15, 2018.

Commercial Paper Programs and Credit Agreements: Eversource parent has a $1.45 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt. Eversource parent, CL&P, PSNH, NSTAR Gas and Yankee Gas are also parties to a five-year $1.45 billion revolving credit facility. On December 8, 2017, Eversource parent amended and restated the revolving credit facility. The amended and restated revolving credit facility terminates on December 8, 2022 and serves to backstop Eversource parent's $1.45 billion commercial paper program.  There were no borrowings outstanding on the revolving credit facility as of December 31, 2017 or 2016.

NSTAR Electric has a $650 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. On December 8, 2017, NSTAR Electric increased its commercial paper program from $450 million to $650 million. NSTAR Electric is also a party to a five-year $650 million revolving credit facility. On December 8, 2017, NSTAR Electric amended and restated the revolving credit facility, increasing it from $450 million to $650 million. The amended and restated revolving credit facility terminates on December 8, 2022 and serves to backstop NSTAR Electric's $650 million commercial paper program.  There were no borrowings outstanding on the revolving credit facility as of December 31, 2017 or 2016.

The amount of borrowings outstanding and available under the commercial paper programs and revolving credit facility was as follows:

	Borrowings Outstanding as of December 31,		Available Borrowing Capacity as of December 31,		Weighted-Average Interest Rate as of December 31,
(Millions of Dollars)	2017	2016	2017	2016	2017	2016
Eversource Parent Commercial Paper Program	$979.3	$1,022.0	$470.7	$428.0	1.86%	0.88%
NSTAR Electric Commercial Paper Program	234.0	126.5	416.0	323.5	1.55%	0.71%
Revolving Credit Facility (1)	76.0	N/A	24.0	N/A	2.66%	N/A

(1) Aquarion has a $100.0 million revolving credit facility, which expires on August 19, 2019.

Amounts outstanding under the commercial paper programs and revolving credit facility are included in Notes Payable for Eversource and NSTAR Electric and are classified in current liabilities on the balance sheets as all borrowings are outstanding for no more than 364 days at one time.  As a result of the Eversource parent long-term debt issuances on January 8, 2018, the net proceeds of which were used to repay short-term borrowings outstanding under its commercial paper program, $201.2 million of commercial paper borrowings under the Eversource parent commercial paper program were reclassified to Long-Term Debt as of December 31, 2017.

As of December 31, 2017, there were intercompany loans from Eversource parent of $69.5 million to CL&P and $262.9 million to PSNH. As of December 31, 2016, there were intercompany loans from Eversource parent of $80.1 million to CL&P, $160.9 million to PSNH and $51.0 million to NSTAR Electric. These intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and are classified in current liabilities on the respective subsidiary's balance sheets.  Intercompany loans from Eversource parent are eliminated in consolidation on Eversource's balance sheets.

Cash Flows:  Cash flows provided by operating activities totaled $2.0 billion in 2017, compared with $2.2 billion in 2016.  The decrease in operating cash flows was due primarily to the $166.3 million net unfavorable impact as a result of the change in income tax payments made, or refunds received, in 2017 when compared to 2016. This unfavorable impact was primarily the result of the December 2015 legislation, which extended the accelerated deduction of depreciation from 2015 to 2019. The legislation resulted in a significant refund of approximately $275 million, which we received in the first quarter of 2016. Additionally, there was an increase of $84.1 million in Pension and PBOP Plan cash contributions made in 2017, as compared to 2016, a decrease of $59.8 million related to the absence in 2017 of the Yankee Companies' DOE Damages received in 2016, and the unfavorable impact related to the timing of regulatory recoveries, which were significantly impacted by NSTAR Electric’s timing of collections of purchased power and transmission costs. Partially offsetting these unfavorable impacts was the benefit related to the timing of collections and payments of our working capital items, including accounts payable.

In 2017, we paid cash dividends of $602.1 million, or $1.90 per common share, compared with $564.5 million, or $1.78 per common share in 2016.  Our quarterly common share dividend payment was $0.475 per share, in 2017, as compared to $0.445 per common share in 2016.  On February 7, 2018, our Board of Trustees approved a common share dividend of $0.505 per share, payable on March 30, 2018 to shareholders of record as of March 6, 2018.  The 2018 dividend represents an increase of 6.3 percent over the dividend paid in December 2017, and is the equivalent to dividends on common shares of approximately $640 million on an annual basis.

In 2017, CL&P, NSTAR Electric and PSNH paid $254.8 million, $272.0 million and $23.9 million, respectively, in common stock dividends to Eversource parent.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized portions of pension expense.  In 2017, investments for Eversource, CL&P, NSTAR Electric and PSNH were $2.3 billion, $824.4 million, $719.6 million and $312.7 million, respectively.

Eversource completed the acquisition of Aquarion from Macquarie Infrastructure Partners on December 4, 2017 for $1.675 billion, consisting of approximately $880 million in cash and $795 million of assumed debt.

Eversource, CL&P, NSTAR Electric and PSNH each use its available capital resources to fund its respective construction expenditures, meet debt requirements, pay operating costs, including storm-related costs, pay dividends and fund other corporate obligations, such as pension contributions.  Eversource's regulated companies recover their electric and natural gas distribution construction expenditures as the related project costs are depreciated over the life of the assets.  This impacts the timing of the revenue stream designed to fully recover the total investment plus a return on the equity and debt used to finance the investments.  The current growth in Eversource's construction expenditures utilizes a significant amount of cash for projects that have a long-term return on investment and recovery period, totaling approximately $2.3 billion in cash capital spend in 2017.  In addition, growth in Eversource's key business initiatives in 2017 required cash contributions of $32.6 million, which are recognized as long-term assets. These factors have resulted in current liabilities exceeding current assets by $1.1 billion, $338.1 million, $137.5 million, and $183.1 million at Eversource, CL&P, NSTAR Electric and PSNH, respectively, as of December 31, 2017.

As of December 31, 2017, $961.0 million of Eversource's long-term debt, including $450.0 million, $300.0 million, $110.0 million, $100.0 million and $1 million for Eversource parent, CL&P, PSNH, Yankee Gas and Aquarion, respectively, will be paid within the next 12 months. Included in the current portion of long-term debt is $35.4 million related to fair value adjustments from our business combinations that will be amortized within the next 12 months and have no cash flow impact. Eversource, with its strong credit ratings, has several options available in the financial markets to repay or refinance these maturities with the issuance of new long-term debt.  Eversource, CL&P, NSTAR Electric and PSNH will reduce their short-term borrowings with operating cash flows or with the issuance of new long-term debt, determined by considering capital requirements and maintenance of Eversource's credit rating and profile.  We expect the future operating cash flows of Eversource, CL&P, NSTAR Electric and PSNH, along with the access to financial markets, will be sufficient to meet any future operating requirements and capital investment forecasted opportunities.

Credit Ratings:  On December 5, 2017, S&P upgraded Eversource and its subsidiaries' corporate credit rating to A+ and changed the outlook to stable.

A summary of our corporate credit ratings and outlooks by Moody's, S&P and Fitch is as follows:

	Moody's		S&P		Fitch
	Current	Outlook	Current	Outlook	Current	Outlook
Eversource Parent	Baa1	Stable	A+	Stable	BBB+	Positive
CL&P	Baa1	Stable	A+	Stable	A-	Stable
NSTAR Electric	A2	Stable	A+	Stable	A	Stable
PSNH	A3	Stable	A+	Stable	A-	Stable

A summary of the current credit ratings and outlooks by Moody's, S&P and Fitch for senior unsecured debt of Eversource parent and NSTAR Electric, and senior secured debt of CL&P and PSNH is as follows:

	Moody's		S&P		Fitch
	Current	Outlook	Current	Outlook	Current	Outlook
Eversource Parent	Baa1	Stable	A	Stable	BBB+	Positive
CL&P	A2	Stable	AA-	Stable	A+	Stable
NSTAR Electric	A2	Stable	A+	Stable	A+	Stable
PSNH	A1	Stable	AA-	Stable	A+	Stable

Business Development and Capital Expenditures

Our consolidated capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized portions of pension expense (all of which are non-cash factors), totaled $2.5 billion in 2017, $2.2 billion in 2016, and $1.9 billion in 2015.  These amounts included $165.9 million in 2017, $137.7 million in 2016, and $102.0 million in 2015 related to information technology and facilities upgrades and enhancements, primarily at Eversource Service and The Rocky River Realty Company.

Aquarion: On December 4, 2017, Eversource acquired Aquarion (formerly Macquarie Utilities Inc.) from Macquarie Infrastructure Partners for $1.675 billion, consisting of approximately $880 million in cash and $795 million of assumed Aquarion debt. As a result, Aquarion became a wholly-owned subsidiary of Eversource. Aquarion is a regulated water utility holding company that operates three separate regulated water utilities in Connecticut, Massachusetts and New Hampshire. Aquarion collects, treats and distributes water to residential, commercial and industrial customers, to other utilities for resale, and for private and municipal fire protection.

Bay State Wind: Bay State Wind is a proposed offshore wind project being jointly developed by Eversource and Denmark-based Ørsted. Bay State Wind will be located in a 300-square-mile area approximately 25 miles off the coast of Massachusetts that has the ultimate potential to generate more than 2,000 MW of clean, renewable energy. Eversource and Ørsted each hold a 50 percent ownership interest in Bay State Wind.

On June 29, 2017, the Bureau of Ocean Energy Management ("BOEM") approved the project’s Site Assessment Plan ("SAP"), the first BOEM approval of an offshore wind SAP in the U.S.

In August 2016, Massachusetts passed clean energy legislation that requires EDCs to jointly solicit RFPs and enter into long-term contracts for offshore wind, creating RFP opportunities for projects like Bay State Wind. On June 29, 2017, the Massachusetts RFP was issued, seeking bids for a minimum of 400 MW of offshore wind capacity. The RFP stated that bids of up to 800 MW would be considered, provided they demonstrated significant net economic benefits to customers. On December 20, 2017, Bay State Wind submitted two proposals, one for 400 MW and the other for 800 MW, in response to the Massachusetts clean energy RFP.

For more information regarding the clean energy legislation, see "Regulatory Developments and Rate Matters – Massachusetts – Massachusetts RFPs" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Electric Transmission Business:

Our consolidated electric transmission business capital expenditures increased by $35.4 million in 2017, as compared to 2016.  A summary of electric transmission capital expenditures by company is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2017	2016	2015
CL&P	$431.5	$338.3	$252.9
NSTAR Electric	301.9	398.7	354.2
PSNH	155.6	119.0	161.2
NPT	43.3	40.9	38.3
Total Electric Transmission Segment	$932.3	$896.9	$806.6

Northern Pass:  Northern Pass is Eversource's planned 1,090 MW HVDC transmission line that will interconnect from the Québec-New Hampshire border to Franklin, New Hampshire and an associated alternating current radial transmission line between Franklin and Deerfield, New Hampshire.
Northern Pass has achieved several key milestones, including the following:

•	Receiving NHPUC approval on February 12, 2018 for the proposed lease of certain land and easement rights from PSNH to NPT, concluding that the lease is in the public interest;

•
Receiving the U.S. Forest Service Record of Decision on January 5, 2018, which allows NPT to install approximately 11 miles of underground transmission lines in areas along existing roads through the White Mountain National Forest;

•	Receiving the Province of Québec permit granted to HQ on December 21, 2017 to construct the hydroelectric transmission line that will connect at the border of New Hampshire;

•	Receiving the DOE Record of Decision and Presidential Permit on November 16, 2017, which will allow construction of transmission facilities at the Québec-New Hampshire border; and

•
Receiving the DOE final Environmental Impact Statement issued on August 10, 2017, which concluded that the proposed Northern Pass route is the preferred alternative, providing substantial benefits with only minimal impacts.

On January 25, 2018, Northern Pass was selected from the 46 proposals submitted as the winning bidder in the Massachusetts clean energy request for proposal ("RFP"), which successfully positioned Northern Pass to provide a firm delivery of hydropower to Massachusetts.  On February 1, 2018, the NHSEC voted to deny Northern Pass’ siting application. On February 14, 2018, pursuant to the NHSEC’s decision, the Massachusetts EDCs, in coordination with the DOER and an independent evaluator, notified NPT that the EDCs will continue contract negotiations, with the option of discontinuing discussions and terminating its conditional selection by March 27, 2018.

Consistent with Eversource’s and HQ’s long-term relationship to bring clean energy into New England, Eversource and HQ continue to support Northern Pass and the many benefits this project will bring to our customers and region. We intend to seek reconsideration of the NHSEC’s decision and to review all options for moving this critical clean energy project forward.
As of December 31, 2017, we have approximately $277 million in capitalized costs associated with Northern Pass. We continue to believe that the Northern Pass project is probable of being placed in service. If in the future, events and changes in circumstances indicate that the Northern Pass project's capitalized costs may not be fully recoverable, we will then evaluate those costs for impairment. Should we conclude that these capitalized costs are impaired, this would have a significant negative impact on our financial position, results of operations, and cash flows.
For more information regarding the Massachusetts clean energy RFP, see "Regulatory Developments and Rate Matters – Massachusetts –Massachusetts RFPs" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Greater Boston Reliability Solution: In February 2015, ISO-NE selected the Greater Boston and New Hampshire Solution (the "Solution"), proposed by Eversource and National Grid, to satisfy the requirements identified in the Greater Boston study.  The Solution consists of a portfolio of electric transmission upgrades covering southern New Hampshire and northern Massachusetts and continuing into the greater Boston metropolitan area, of which 28 upgrades are in Eversource's service territory. The NHSEC issued its written order approving the New Hampshire upgrades on October 4, 2016. We are currently pursuing the necessary regulatory and siting application approvals in Massachusetts. To date, we have received approval for three of these projects from the Massachusetts Energy Facilities Siting Board. Construction has also begun on multiple smaller projects, several of which have been placed in service. All upgrades are expected to be completed by the end of 2019.  We estimate our portion of the investment in the Solution will be approximately $560 million, of which $235.8 million has been capitalized through December 31, 2017.

GHCC:   The Greater Hartford Central Connecticut ("GHCC") projects, which have been approved by ISO-NE, consist of 27 projects with an expected investment of approximately $350 million that are expected to be placed in service through 2019.  As of December 31, 2017, 18 projects have been placed in service, and six projects are in active construction.  As of December 31, 2017, CL&P had capitalized $210.0 million in costs associated with GHCC.

Seacoast Reliability Project:  On April 12, 2016, PSNH filed a siting application with the NHSEC for the Seacoast Reliability Project, a 13-mile, 115kV transmission line within several New Hampshire communities, which proposes to use a combination of overhead, underground and underwater line design to help meet the growing demand for electricity in the Seacoast region.  In June 2016, the NHSEC accepted our application as complete. The New Hampshire Department of Environmental Services has experienced delays with the issuance of permit conditions and now expects to complete its review in February 2018. As a result, siting hearings have yet to be rescheduled and we now expect the NHSEC decision in late-2018. This project is expected to be completed by the end of 2019.  We estimate our investment in this project to be approximately $84 million, of which, PSNH had capitalized $24.5 million in costs, through December 31, 2017.

Distribution Business:

A summary of distribution capital expenditures by company is as follows:

	For the Years Ended December 31,
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	Total Electric	Natural Gas	Total Electric and Natural Gas Distribution Segments
2017
Basic Business	$214.0	$166.1	$67.2	$447.3	$67.7	$515.0
Aging Infrastructure	180.7	95.4	87.8	363.9	219.9	583.8
Load Growth and Other	52.3	96.6	13.2	162.1	47.7	209.8
Total Distribution	447.0	358.1	168.2	973.3	335.3	1,308.6
Solar Power and Generation	—	100.1	8.5	108.6	—	108.6
Total	$447.0	$458.2	$176.7	$1,081.9	$335.3	$1,417.2

2016
Basic Business	$179.8	$146.0	$70.0	$395.8	$70.7	$466.5
Aging Infrastructure	144.7	105.7	84.7	335.1	155.9	491.0
Load Growth and Other	48.6	89.2	17.3	155.1	44.2	199.3
Total Distribution	373.1	340.9	172.0	886.0	270.8	1,156.8
Generation	—	—	17.5	17.5	—	17.5
Total	$373.1	$340.9	$189.5	$903.5	$270.8	$1,174.3

2015
Basic Business	$141.1	$126.9	$59.2	$327.2	$46.8	$374.0
Aging Infrastructure	151.0	121.6	57.3	329.9	122.3	452.2
Load Growth and Other	42.2	58.5	25.5	126.2	43.5	169.7
Total Distribution	334.3	307.0	142.0	783.3	212.6	995.9
Generation	—	—	33.3	33.3	—	33.3
Total	$334.3	$307.0	$175.3	$816.6	$212.6	$1,029.2
For the electric distribution business, basic business includes the purchase of meters, tools, vehicles, information technology, transformer replacements, equipment facilities, and the relocation of plant.  Aging infrastructure relates to reliability and the replacement of overhead lines, plant substations, underground cable replacement, and equipment failures.  Load growth and other includes requests for new business and capacity additions on distribution lines and substation additions and expansions.  For the natural gas distribution business, basic business addresses daily operational needs including meters, pipe relocations due to public works projects, vehicles, and tools.  Aging infrastructure projects seek to improve the reliability of the system through enhancements related to cast iron and bare steel replacement of main and services, corrosion mediation, and station upgrades.  Load growth and other reflects growth in existing service territories including new developments, installation of services, and expansion.

The natural gas distribution segment's capital spending program increased by $64.5 million in 2017, as compared to 2016, primarily due to an increased investment in system replacement and reliability, as well as upgrades to our LNG facilities. We expect the LNG facility upgrades to cost approximately $200 million and to be placed in service in late 2019.

Projected Capital Expenditures:  A summary of the projected capital expenditures for the regulated companies' electric transmission and for the total electric distribution, solar development and natural gas distribution businesses for 2018 through 2021, including information technology and facilities upgrades and enhancements on behalf of the regulated companies, is as follows:

	Years
(Millions of Dollars)	2018	2019	2020	2021	2018-2021 Total
CL&P Transmission	$390	$228	$155	$128	$901
NSTAR Electric Transmission	333	293	267	248	1,141
PSNH Transmission	149	144	138	147	578
NPT	300	718	436	70	1,524
Total Electric Transmission	$1,172	$1,383	$996	$593	$4,144
Electric Distribution	$1,094	$963	$984	$940	$3,981
Solar Development	76	—	—	—	76
Natural Gas Distribution	422	425	380	389	1,616
Total Distribution	$1,592	$1,388	$1,364	$1,329	$5,673
Water	$100	$102	$108	$125	$435
Information Technology and All Other	$178	$124	$111	$112	$525
Total	$3,042	$2,997	$2,579	$2,159	$10,777

The projections do not include investments related to Bay State Wind.  Actual capital expenditures could vary from the projected amounts for the companies and years above.

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

Hearings on the fourth complaint were held in December 2017 before the Administrative Law Judge ("ALJ"), who is expected to issue an initial decision in March 2018.

A summary of the four separate complaints and the base ROEs pertinent to those complaints are as follows:

Complaint	15-Month Time Period of Complaint (Beginning as of Complaint Filing Date)	Original Base ROE Authorized by FERC at Time of Complaint Filing Date (1)	Base ROE Subsequently Authorized by FERC for First Complaint Period and also Effective from October 16, 2014 through April 14, 2017 (1)	Reserve (Pre-Tax and Excluding Interest) as of December 31, 2017 (in millions)		FERC ALJ Recommendation of Base ROE on Second and Third Complaints (Issued March 22, 2016)
First	10/1/2011 - 12/31/2012	11.14%	10.57%	$—	(2)	N/A
Second	12/27/2012 - 3/26/2014	11.14%	N/A	39.1	(3)	9.59%
Third	7/31/2014 - 10/30/2015	11.14%	10.57%	—		10.90%
Fourth	4/29/2016 - 7/28/2017	10.57%	10.57%	—		N/A

(1)
The ROE billed during the period October 1, 2011 through October 15, 2014 consisted of a base ROE of 11.14 percent and incentives up to 13.1 percent. On October 16, 2014, the FERC set the base ROE at 10.57 percent and an incentive cap at 11.74 percent for the first complaint period and also effective from the date of the FERC order on October 16, 2014. This FERC order was vacated on April 14, 2017.

(2)
CL&P, NSTAR Electric and PSNH have refunded all amounts associated with the first complaint period, totaling $38.9 million (pre-tax and excluding interest) at Eversource (consisting of $22.4 million at CL&P, $13.7 million at NSTAR Electric and $2.8 million at PSNH), reflecting both the base ROE and incentive cap prescribed by the FERC order.

(3)
The reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of December 31, 2017.

On June 5, 2017, the NETOs, including Eversource, submitted a filing to the FERC to reinstate the base ROE of 11.14 percent with an associated ROE incentive cap of 13.5 percent effective June 8, 2017, as these were the last ROEs lawfully in effect for transmission billing purposes prior to the FERC order vacated by the Court on April 14, 2017. On October 6, 2017, the FERC did not accept the NETOs filing, temporarily leaving in place the ROEs (10.57 percent base ROE with an 11.74 percent incentive cap ROE) set in the first complaint proceeding until the FERC addresses the Court’s decision. On November 6, 2017, the NETOs submitted a request for rehearing of the FERC’s October 6, 2017 Order rejecting the compliance filing.

On October 5, 2017, the NETOs filed a series of motions, requesting that the FERC dismiss the four complaint proceedings. Alternatively, if the FERC does not dismiss the proceedings, the NETOs requested that the FERC consolidate all four complaint proceedings for expeditious resolution and/or stay the trial in the fourth complaint proceeding and resolve it based on the standards set in the April 14, 2017 Court decision.

At this time, the Company cannot reasonably estimate a range of gain or loss for the complaint proceedings. No events in 2017 provided a reasonable basis for a change to the reserve balance of $39.1 million (pre-tax, excluding interest) for the second complaint period, and the Company has not changed its reserve or recognized ROEs for any of the complaint periods.

Management cannot at this time predict the ultimate effect of the Court decision or future FERC action on any of the complaint periods or the estimated impacts on the financial position, results of operations or cash flows of Eversource, CL&P, NSTAR Electric or PSNH.

The average impact of a 10 basis point change to the base ROE for each of the 15-month complaint periods would affect Eversource's after-tax earnings by approximately $3 million.

Regulatory Developments and Rate Matters

Electric, Natural Gas, and Water Utility Base Distribution Rates:

Each Eversource utility subsidiary is subject to the regulatory jurisdiction of the state in which it operates:  CL&P, Yankee Gas and Aquarion operate in Connecticut and are subject to PURA regulation; NSTAR Electric, NSTAR Gas and Aquarion operate in Massachusetts and are subject to DPU regulation; and PSNH and Aquarion operate in New Hampshire and are subject to NHPUC regulation.  The regulated companies' distribution rates are set by their respective state regulatory commissions, and their tariffs include mechanisms for periodically adjusting their rates for the recovery of specific incurred costs.

In Connecticut, electric and natural gas utilities are required to file a distribution rate case, or for PURA to initiate a rate review, within four years of the last rate case. CL&P distribution rates were established in a 2014 PURA-approved rate case. On January 11, 2018, CL&P filed a distribution rate case settlement agreement for approval with PURA. See "Regulatory Developments and Rate Matters - Connecticut - CL&P Rate Case Settlement" in this Management's Discussion and Analysis of Financial Condition and Results of Operations, for more information. Yankee Gas distribution rates were established in a 2011 PURA-approved rate case. The requirement for Yankee Gas to file a base distribution rate case in 2015 was eliminated due to a rate review conducted by PURA and a resulting settlement in 2015 between Yankee Gas and PURA.

In Massachusetts, electric distribution companies are required to file at least one distribution rate case every five years, and natural gas local distribution companies to file at least one distribution rate case every 10 years, and those companies are limited to one settlement agreement in any 10-year period. On November 30, 2017, the DPU approved the NSTAR Electric rate case application. See "Regulatory Developments and Rate Matters - Massachusetts - NSTAR Electric Distribution Rate Case Decision" in this Management's Discussion and Analysis of Financial Condition and Results of Operations, for more information. NSTAR Gas distribution rates were established in a 2015 DPU-approved rate case.

In New Hampshire, PSNH distribution rates were established in a settlement approved by the NHPUC in 2010.  Prior to the expiration of that settlement, the NHPUC approved the continuation of those rates, and increased funding via rates, of PSNH's reliability enhancement program.

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

The electric and natural gas distribution companies also recover certain other costs on a fully reconciling basis through regulatory commission-approved cost tracking mechanisms and, therefore, such costs have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy efficiency program costs, electric transmission charges, electric federally mandated congestion charges, system resiliency costs, certain uncollectible hardship bad debt expenses, and restructuring and stranded costs resulting from deregulation.  The reconciliation filings compare the total actual costs allowed to revenue requirements related to these services and the difference between the costs incurred (or the rate recovery allowed) and the actual costs allowed is deferred and included, to be either recovered or refunded, in future customer rates.

U.S. Federal Corporate Income Taxes: On December 22, 2017, the "Tax Cuts and Jobs Act" (the "Act") became law, which amended existing federal tax rules and included numerous provisions that impacted corporations. In particular, the Act reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. For our regulated companies, the most significant changes will be (1) the benefit of incurring a lower federal income tax expense, which we expect to be passed back to customers, and (2) the provisional regulated excess ADIT liabilities that we expect to benefit our customers in future periods, which were estimated to be approximately $2.9 billion and recognized as regulatory liabilities as of December 31, 2017. We are currently working with our state regulatory commissions, who have opened investigations to examine the impact of the Act on customer rates. FERC has yet to address how the Act would impact transmission rates.

We will continue to evaluate the impacts of the Act on our statement of financial position, results of operations, and cash flows. The impacts will vary depending on the ultimate amount and timing of when certain income tax benefits will benefit our customers, and will vary by jurisdiction.

Connecticut:

CL&P Rate Case Settlement: On April 20, 2017, PURA approved the joint request of CL&P, the Connecticut Office of Consumer Counsel ("OCC") and the Connecticut Attorney General to amend the deadline to establish new electric distribution rates in the 2012 Connecticut merger settlement agreement from "no later than December 1, 2017" to "no later than July 1, 2018." On November 22, 2017, CL&P filed its application with PURA, which sought a rate increase of $255.8 million, $45.0 million and $36.0 million effective in May 2018, 2019, and 2020, respectively. On December, 15, 2017, CL&P, the Prosecutorial Unit of PURA, and the OCC reached a settlement in principle.

On January 11, 2018, CL&P filed a distribution rate case settlement agreement for approval by PURA, which included, among other things, rate increases of $97.1 million, $32.7 million and $24.7 million, effective May 1, 2018, 2019, and 2020, respectively, an authorized regulatory ROE of 9.25 percent, 53 percent common equity in CL&P's capital structure, and a new capital tracker through 2020 for capital additions, system resiliency, and grid modernization. The rate increases associated with the settlement agreement will be reduced by the impact of the decrease in the federal corporate income tax rate, as part of the "Tax Cuts and Jobs Act", which we currently estimate to average approximately $45 million to $50 million per year, while amounts related to ADIT will be addressed in a separate manner. We expect to receive final approval from PURA in the second quarter of 2018.

Clean Energy RFP: On January 31, 2018, pursuant to Section 8 of Public Act 13-303, "An Act Concerning Connecticut’s Clean Energy Goals," as amended by Section 10 of Public Act 17-144, “An Act Promoting the Use of Fuel Cells for Electric Distribution System Benefits and Reliability and Amending Various Energy-Related Programs and Requirements,” DEEP issued the Connecticut Clean Energy RFP, seeking bids from developers of qualified offshore wind, fuel cell and anaerobic digestion Class I resources. The maximum authorized procurement for qualified clean energy and RECs is 899,250 MWh per year, of which no more than 825,000 MWh per year may be provided by offshore wind, which in aggregate is the equivalent to the output of an approximate 200 MW facility. Energy deliveries under any resulting agreement must begin no earlier than July 1, 2019 and no later than December 31, 2025. The Connecticut EDC's, including CL&P, will be part of the evaluation team responsible for conducting an evaluation and ranking bids received. Eversource and Ørsted are expected to submit a bid in response to this RFP.

Massachusetts:

NSTAR Electric Distribution Rate Case Decision: On November 30, 2017, the DPU issued its decision in the NSTAR Electric distribution rate case, which approved an annual distribution rate increase of $37 million, with rates effective February 1, 2018.  On January 3, 2018, NSTAR Electric filed a motion to reflect a revenue requirement reduction of $56 million (due to the decrease in the federal corporate income tax rate, as part of the "Tax Cuts and Jobs Act"), resulting in an annual net decrease in rates of $19 million.

In addition to its decision regarding rates, the DPU approved an authorized regulatory ROE of 10 percent, the establishment of a revenue decoupling rate mechanism for the portion of the NSTAR Electric business that did not previously have a decoupling mechanism, and the implementation of an inflation-based adjustment mechanism with a five-year stay-out until January 1, 2023.

Among other items, the DPU approved the recovery of previously expensed merger-related costs over a 10-year period and the recovery of previously deferred storm costs with carrying charges at the prime rate, but disallowed certain property taxes. The rate case decision resulted in the recognition of an aggregate $44.1 million pre-tax benefit recorded in 2017.

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

The parties reached a settlement pursuant to which HEEC agreed to install a new 115kV distribution cable across Boston Harbor to Deer Island, utilizing a different route, and remove portions of the existing cable. Upon the installation and completion of the new cable and the removal of the portions of the existing cable, all issues surrounding the current permit from the United States Army Corps of Engineers are expected to be resolved, and such litigation is expected to be dismissed with prejudice.

In 2017, as a result of the settlement, NSTAR Electric expensed $4.9 million (pre-tax) of previously incurred capitalized costs associated with engineering work performed on the existing cable that will no longer be used. In addition, NSTAR Electric agreed to provide a rate base credit of $17.5 million to the Massachusetts Water Resources Authority for the new cable. This negotiated credit will result in the initial $17.5 million of construction costs on the new cable to be expensed as incurred. Of this amount, NSTAR Electric expensed $11.1 million (pre-tax) of costs incurred on the new cable in 2017. Construction of the new cable is expected to be completed in 2019.

Massachusetts RFPs: On March 31, 2017, pursuant to a comprehensive energy law enacted in 2016, "An Act to Promote Energy Diversity," (the "Act") the Massachusetts EDCs, including NSTAR Electric, and the DOER issued a joint RFP for 9.45 terawatt hours of clean energy per year, such as hydropower, land-based wind or solar. The RFP seeks proposals for long-term contracts of 15 to 20 years to provide the state's EDCs with clean energy generation with a submission due date of July 27, 2017.

On January 25, 2018, the Northern Pass project was selected from the 46 proposals submitted as a winning bidder. On February 1, 2018, the NHSEC voted to deny Northern Pass’ siting application. On February 14, 2018, pursuant to the NHSEC’s decision, the Massachusetts EDCs, in coordination with the DOER and an independent evaluator, notified NPT that the EDCs will continue contract negotiations, with the option of discontinuing discussions and terminating its conditional selection by March 27, 2018.

On June 29, 2017, pursuant to the Act, the Massachusetts EDCs, including NSTAR Electric, and the DOER issued a joint RFP for long-term contracts for offshore wind energy projects, seeking bids for a minimum of 400 MW of offshore wind capacity. The RFP stated that bids of up to 800 MW would be considered, provided they demonstrated significant net economic benefits to customers. On December 20, 2017, Bay State Wind submitted two proposals in response to the Massachusetts clean energy RFP to the EDCs. One proposal was for 400 MW and the other was for 800 MW. The selection of the winning proposals for further negotiation of power purchase agreements with the EDCs is currently expected to occur by April 23, 2018.

New Hampshire:

Generation Divestiture: In June 2015, Eversource and PSNH entered into the 2015 Public Service Company of New Hampshire Restructuring and Rate Stabilization Agreement, under the terms of which PSNH agreed to divest its generation assets, subject to NHPUC approval.  The NHPUC approval for this agreement, as well as NHPUC approval of the final divestiture plan and auction process, were received in the second half of 2016.  In October 2017, PSNH entered into two Purchase and Sale Agreements ("Agreements") to sell its thermal and hydroelectric generation assets to private investors at purchase prices of $175 million and $83 million, respectively, subject to adjustments as set forth in the Agreements. The NHPUC approved the Agreements in late November 2017.

On January 10, 2018, PSNH completed the sale of its thermal generation facilities.  In accordance with the Purchase and Sale Agreement, the original purchase price of $175 million was adjusted to reflect working capital adjustments, closing date adjustments and proration of taxes and fees prior to closing, totaling $40.9 million, resulting in net proceeds of $134.1 million. We are targeting for PSNH to complete the sale of its hydroelectric generation facilities by the end of the first quarter of 2018 at a sale price of $83 million, subject to adjustment. On January 30, 2018, the NHPUC approved the issuance of rate reduction bonds up to $690 million to recover stranded costs, subject to an audit by the NHPUC Audit Staff. This order is subject to an appeal period of 30 days.

Upon completion of the divestiture, full recovery of PSNH's generation assets and transaction-related costs are expected to occur through a combination of cash flows during the remaining operating period, sales proceeds, and recovery of stranded costs via the issuance of bonds that will be secured by a non-bypassable charge or through recoveries in future rates billed to PSNH's customers.

Legislative and Policy Matters

Federal: On December 22, 2017, the "Tax Cuts and Jobs Act" (the "Act") became law, which amended existing federal tax rules and included numerous provisions that will impact corporations. In particular, the Act reduced the federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. See "Regulatory Developments and Rate Matters - U.S. Federal Corporate Income Taxes" in this Management's Discussion and Analysis of Financial Condition and Results of Operations, for more information.
Massachusetts: On August 11, 2017, Massachusetts issued final legislation, pursuant to Executive Order 569, which established volumetric limits on multiple greenhouse emission sources to ensure reductions are realized by deadlines established in the Massachusetts Global Warming Solutions Act enacted in 2008. Under this legislation, the initial target date for reduction in greenhouse gas emissions has been established in the year 2020. The legislation is not expected to have a material impact on the financial statements of Eversource or NSTAR Electric.

New Hampshire: On January 11, 2018, the New Hampshire Supreme Court issued a decision affirming the lower court's October 2016 decision that the Town of Bow, New Hampshire had over-assessed the value of the property owned by PSNH for the 2012 and 2013 property tax years.  We estimate that the result of this decision will be approximately $7.5 million in property taxes and interest payable to PSNH. PSNH plans to account for any recovery on the same basis that the taxes were originally expensed in the respective periods covered by the decision.

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

We use judgment when recording regulatory assets and liabilities; however, regulatory commissions can reach different conclusions about the recovery of costs, and those conclusions could have a material impact on our financial statements.  We believe it is probable that each of the regulated companies will recover the regulatory assets that have been recorded.  If we determine that we can no longer apply the accounting guidance applicable to rate-regulated enterprises to our operations, or that we cannot conclude it is probable that costs will be recovered from customers in future rates, the costs would be charged to earnings in the period in which the determination is made.

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

Unbilled revenues are recognized by allocating estimated unbilled sales volumes to the respective customer classes, and then applying an estimated rate by customer class to those sales volumes.  Unbilled revenues can vary significantly from period to period as a result of seasonality, weather, customer usage patterns, customer rates in effect for customer classes, and the timing of customer billing. The estimate of unbilled revenues can significantly impact the amount of revenues recorded at the operating companies that do not have a revenue decoupling mechanism.  CL&P, NSTAR Electric and NSTAR Gas record a regulatory deferral to reflect the actual allowed amount of revenue associated with their respective decoupled distribution rate design.

Pension, SERP and PBOP:  We sponsor Pension, SERP and PBOP Plans to provide retirement benefits to our employees.  For each of these plans, several significant assumptions are used to determine the projected benefit obligation, funded status and net periodic benefit cost.  These assumptions include the expected long-term rate of return on plan assets, discount rate, compensation/progression rate and mortality and retirement assumptions.  We evaluate these assumptions at least annually and adjust them as necessary.  Changes in these assumptions could have a material impact on our financial position, results of operations or cash flows.

Expected Long-Term Rate of Return on Plan Assets:  In developing this assumption, we consider historical and expected returns, as well as input from our consultants.  Our expected long-term rate of return on assets is based on assumptions regarding target asset allocations and corresponding expected rates of return for each asset class.  We routinely review the actual asset allocations and periodically rebalance the investments to the targeted asset allocations when appropriate.  For the year ended December 31, 2017, our aggregate expected long-term rate-of-return assumption of 8.25 percent was used to determine our pension and PBOP expense.  For the forecasted 2018 pension and PBOP expense, our expected long-term rate of return of 8.25 percent will be used reflecting our target asset allocations.

Discount Rate:  Payment obligations related to the Pension, SERP and PBOP Plans are discounted at interest rates applicable to the expected timing of each plan's cash flows.  The discount rate that was utilized in determining the 2017 pension, SERP and PBOP obligations was based on a yield-curve approach.  This approach utilizes a population of bonds with an average rating of AA based on bond ratings by Moody's, S&P and Fitch, and uses bonds with above median yields within that population.  As of December 31, 2017, the discount rates used to determine the funded status were within a range of 3.43 percent to 3.75 percent for the Pension and SERP Plans, and within a range of 3.55 percent to 3.70 percent for the PBOP Plans.  As of December 31, 2016, the discount rates used were within a range of 4.01 percent to 4.33 percent for the Pension and SERP Plans, and 4.21 percent for the PBOP Plan.  The decrease in the discount rates used to calculate the funded status resulted in an increase to the Pension and PBOP Plans' liability of approximately $390 million and $64 million, respectively, as of December 31, 2017.

Effective January 1, 2016, we elected to transition the discount rate to the spot rate methodology from the yield-curve approach for the service and interest cost components of Pension, SERP and PBOP expense because it provides a more precise measurement by matching projected cash flows to the corresponding spot rates on the yield curve.  Historically, these components were estimated using the same weighted-average discount rate as for the funded status.  The discount rates used to estimate the 2017 service costs were within a range of 3.58 percent to 3.90 percent for the Pension and SERP Plans, and 4.64 percent for the PBOP Plans.  The discount rates used to estimate the 2017 interest costs were within a range of 3.20 percent and 3.36 percent for the Pension and SERP Plans, and 3.48 percent for the PBOP Plans.

Mortality Assumptions:  Assumptions as to mortality of the participants in our Pension, SERP and PBOP Plans are a key estimate in measuring the expected payments a participant may receive over their lifetime and the corresponding plan liability we need to record. In 2017, the IRS issued a revised mortality table used for determining lump sum payments from the Pension Plan, resulting in an increase to the liability of approximately $38 million. Also in 2017, a revised scale for the mortality table was released, having the effect of decreasing the estimate of benefits to be provided to plan participants. The impact of the adoption of the revised mortality scale resulted in a decrease of approximately $26 million and $4 million for the Pension and PBOP Plans, respectively, as of December 31, 2017.

Compensation/Progression Rate:  This assumption reflects the expected long-term salary growth rate, including consideration of the levels of increases built into collective bargaining agreements, and impacts the estimated benefits that Pension and SERP Plan participants receive in the future.  As of December 31, 2017, the compensation/progression rate used to determine the funded status was within a range of 3.50 percent to 4.00 percent. As of December 31, 2016, this rate was 3.50 percent.

Health Care Cost:  In August 2016, we amended the Eversource PBOP Plan to standardize benefit design and make benefit changes. As a result, this plan is no longer subject to health care cost trends.

Actuarial Determination of Expense:  Pension, SERP and PBOP expense is determined by our actuaries and consists of service cost and prior service cost, interest cost based on the discounting of the obligations, and amortization of actuarial gains and losses, offset by the expected return on plan assets. Actuarial gains and losses represent differences between assumptions and actual information or updated assumptions. Pre-tax net periodic benefit expense for the Pension and SERP Plans was $64.9 million, $71.9 million and $134.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.  The pre-tax net periodic PBOP cost is income of $39.6 million and $17.9 million for the years ended December 31, 2017 and 2016, respectively, and expense of $2.4 million for the year ended December 31, 2015.

The expected return on plan assets is determined by applying the assumed long-term rate of return to the Pension and PBOP Plan asset balances. This calculated expected return is compared to the actual return or loss on plan assets at the end of each year to determine the investment gains or losses to be immediately reflected in unrecognized actuarial gains and losses.

Forecasted Expenses and Expected Contributions:  We estimate that the expense for the Pension and SERP Plans will be approximately $45 million and income for the PBOP Plans will be approximately $45 million in 2018. Pension, SERP and PBOP expense for subsequent years will depend on future investment performance, changes in future discount rates and other assumptions, and various other factors related to the populations participating in the plans.

Our policy is to fund the Pension Plans annually in an amount at least equal to the amount that will satisfy all federal funding requirements.  We contributed $235.2 million to the Pension Plans in 2017.  We currently estimate contributing approximately $180 million to the Pension Plans in 2018.

For the PBOP Plans, it is our policy to fund the PBOP Plans annually through tax deductible contributions to external trusts.  We contributed $7.6 million to the PBOP Plans in 2017.  We currently estimate contributing $10 million to the PBOP Plans in 2018.

Sensitivity Analysis:  The following represents the hypothetical increase to the Pension Plans' (excluding the SERP Plans) and PBOP Plans' reported annual cost as a result of a change in the following assumptions by 50 basis points:

(Millions of Dollars)	Increase in Pension Plan Cost		Increase in PBOP Plan Cost
Assumption Change	As of December 31,
Eversource	2017	2016	2017	2016
Lower expected long-term rate of return	$20.4	$19.5	$4.1	$3.9
Lower discount rate	19.7	20.7	3.6	3.9
Higher compensation rate	9.3	10.2	N/A	N/A

Goodwill:  We recorded goodwill on our balance sheet associated with previous mergers and acquisitions. On December 4, 2017, we completed the acquisition of Aquarion, resulting in the addition of $0.9 billion of goodwill. As of December 31, 2017, a total of $4.4 billion of goodwill is recorded on our balance sheet. We have identified our reporting units for purposes of allocating and testing goodwill as Electric Distribution, Electric Transmission, Natural Gas Distribution and Water.  These reporting units are consistent with our operating segments underlying our reportable segments.  Electric Distribution and Electric Transmission reporting units include carrying values for the respective components of CL&P, NSTAR Electric and PSNH.  The Natural Gas Distribution reporting unit includes the carrying values of NSTAR Gas and Yankee Gas. The Water reporting unit was created upon completion of the acquisition of Aquarion and includes its water utility businesses.  As of December 31, 2017, goodwill was allocated to the reporting units as follows:  $2.5 billion to Electric Distribution, $0.6 billion to Electric Transmission, $0.4 billion to Natural Gas Distribution and $0.9 billion to Water.

We are required to test goodwill balances for impairment at least annually by considering the fair values of the reporting units, which requires us to use estimates and judgments.  We have selected October 1st of each year as the annual goodwill impairment testing date.  Goodwill impairment is deemed to exist if the carrying amount of a reporting unit exceeds its estimated fair value and if the implied fair value of goodwill based on the estimated fair values of the reporting units' assets and liabilities is less than the carrying amount of the goodwill.  If goodwill were deemed to be impaired, it would be written down in the current period to the extent of the impairment.

We performed an impairment test of goodwill as of October 1, 2017 for the Electric Distribution, Electric Transmission and Natural Gas Distribution reporting units.  This evaluation required the consideration of several factors that impact the fair value of the reporting units, including conditions and assumptions that affect the future cash flows of the reporting units. Key considerations include discount rates, utility sector market performance and merger transaction multiples, and internal estimates of future cash flows and net income.

The 2017 goodwill impairment test resulted in a conclusion that goodwill is not impaired and no reporting unit is at risk of a goodwill impairment.

Long-Lived Assets: Impairment evaluations of long-lived assets, including property, plant and equipment and strategic, infrastructure and other investments, involve a significant degree of estimation and judgment, including identifying circumstances that indicate an impairment may exist. Impairment analysis is required when events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable. Indicators of potential impairment include a deteriorating business climate, unfavorable regulatory action, decline in value that is other than temporary in nature, plans to dispose of a long-lived asset significantly before the end of its useful life, and accumulation of costs that are in excess of amounts allowed for recovery. The review of long-lived assets for impairment utilizes significant assumptions about operating strategies and external developments, including assessment of current and projected market conditions that can impact future cash flows.
As of December 31, 2017, we did not identify any impairment indicators for our long-lived assets. If events or changes in circumstances indicate the carrying value of a long-lived asset may not be recoverable, we would perform an impairment analysis. An impairment analysis would consist of two steps: first, the estimated undiscounted future cash flows attributable to the asset would be compared with the carrying value of the asset, and second, if the carrying value is greater than the undiscounted future cash flows, an impairment charge would be recognized equal to the amount by which the carrying value of the asset exceeds its estimated fair value.

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

On December 22, 2017, the "Tax Cuts and Jobs Act" (the "Act") became law, which amended existing federal tax rules and included numerous provisions that impacted corporations. In particular, the Act reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. For our regulated companies, the most significant changes will be (1) the benefit of incurring a lower federal income tax expense, which we expect to be passed back to customers, and (2) the provisional regulated excess ADIT liabilities that we expect to benefit our customers in future periods, which were estimated to be approximately $2.9 billion and recognized as regulatory liabilities as of December 31, 2017.

We will continue to evaluate the impacts of the Act, which will vary depending on the ultimate amount and timing of when certain income tax benefits will benefit our customers, and will vary by jurisdiction. Although the impacts could not be finalized upon the issuance of this combined Annual Report on Form 10-K, reasonable provisional estimates were recognized as of December 31, 2017. In accordance with SEC Staff Accounting Bulletin No. 118 ("SAB 118"), additional re-measurement may occur based on final analyses, computations, technical corrections, or other forms of guidance issued from regulatory agencies or commissions. While we believe the impacts of the Act were appropriately accounted for in accordance with applicable authoritative guidance, the ultimate outcome may be different from the provisional estimates recorded, and those differences may materially impact our future statement of financial position, results of operations, and cash flows.

Accounting for Environmental Reserves:  Environmental reserves are accrued when assessments indicate it is probable that a liability has been incurred and an amount can be reasonably estimated.  Adjustments made to estimates of environmental liabilities could have an adverse impact on earnings.  We estimate these liabilities based on findings through various phases of the assessment, considering the most likely action plan from a variety of available remediation options (ranging from no action required to full site remediation and long-term monitoring), current site information from our site assessments, remediation estimates from third party engineering and remediation contractors, and our prior experience in remediating contaminated sites.  If a most likely action plan cannot yet be determined, we estimate the liability based on the low end of a range of possible action plans. A significant portion of our environmental sites and reserve amounts relate to former MGP sites that were operated several decades ago and manufactured gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment, for which we may have potential liability.  As assessments on these sites are performed, we may receive new information to be considered in our estimates related to the extent and nature of the contamination and the costs of required remediation.

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

Changes in fair value of the derivative contracts are recorded as Regulatory Assets or Liabilities, as we recover the costs of these contracts in rates charged to customers.  These valuations are sensitive to the prices of energy and energy-related products in future years for which markets have not yet developed and assumptions are made.

We use quoted market prices when available to determine the fair value of financial instruments.  If quoted market prices are not available, fair value is determined using quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments that are not active and model-derived valuations.  When quoted prices in active markets for the same or similar instruments are not available, we value derivative contracts using models that incorporate both observable and unobservable inputs.  Significant unobservable inputs utilized in the models include energy and energy-related product prices for future years for long-dated derivative contracts and market volatilities.  Discounted cash flow valuations incorporate estimates of premiums or discounts, reflecting risk-adjusted profit that would be required by a market participant to arrive at an exit price, using available historical market transaction information.  Valuations of derivative contracts also reflect our estimates of nonperformance risk, including credit risk.

Other Matters

Accounting Standards:  For information regarding new accounting standards, see Note 1D, "Summary of Significant Accounting Policies - Accounting Standards," to the financial statements.

Contractual Obligations and Commercial Commitments:  Information regarding our contractual obligations and commercial commitments as of December 31, 2017, is summarized annually through 2022 and thereafter as follows:

Eversource
(Millions of Dollars)	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt maturities (a)	$961.0	$801.0	$296.1	$922.8	$1,188.9	$7,643.1	$11,812.9
Estimated interest payments on existing debt (b)	446.4	417.4	378.9	361.5	328.9	2,994.5	4,927.6
Capital leases (c)	2.9	3.3	3.3	2.8	1.3	2.5	16.1
Operating leases (d)	13.2	11.4	10.0	8.9	7.4	19.7	70.6
Funding of pension obligations (d) (e)	180.0	—	—	—	—	—	180.0
Funding of PBOP obligations (d) (e)	10.0	—	—	—	—	—	10.0
Estimated future annual long-term contractual costs (f)	599.0	578.2	542.8	497.2	459.5	2,869.4	5,546.1
Total (g)	$2,212.5	$1,811.3	$1,231.1	$1,793.2	$1,986.0	$13,529.2	$22,563.3

CL&P
(Millions of Dollars)	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt maturities (a)	$300.0	$250.0	$—	$—	$—	$2,515.3	$3,065.3
Estimated interest payments on existing debt (b)	137.1	121.7	114.8	114.8	114.8	1,462.8	2,066.0
Capital leases (c)	2.0	2.0	2.0	1.4	—	—	7.4
Operating leases (d)	1.8	1.5	1.3	1.1	1.0	1.0	7.7
Funding of pension obligations (d) (e)	82.0	—	—	—	—	—	82.0
Estimated future annual long-term contractual costs (f)	177.9	175.4	198.2	187.8	175.6	836.9	1,751.8
Total (g)	$700.8	$550.6	$316.3	$305.1	$291.4	$4,816.0	$6,980.2

(a)	Long-term debt maturities exclude the CYAPC pre-1983 spent nuclear fuel obligation, net unamortized premiums, discounts and debt issuance costs, and other fair value adjustments.

(b)
Estimated interest payments on fixed-rate debt are calculated by multiplying the coupon rate on the debt by its scheduled notional amount outstanding for the period of measurement.  Estimated interest payments on floating-rate debt are calculated by multiplying the end of 2017 floating-rate reset on the debt by its scheduled notional amount outstanding for the period of measurement.  This same rate is then assumed for the remaining life of the debt.

(c)	The capital lease obligations include interest.

(d)	Amounts are not included on our balance sheets.

(e)
These amounts represent expected pension and PBOP contributions for 2018.  Future contributions will vary depending on many factors, including the performance of existing plan assets, valuation of the plans' liabilities and long-term discount rates.

(f)	Other than certain derivative contracts held by the regulated companies, these obligations are not included on our balance sheets.

(g)
Does not include other long-term liabilities recorded on our balance sheet, such as environmental reserves, employee medical insurance, workers compensation and long-term disability insurance reserves, ARO liability reserves and other reserves, as we cannot make reasonable estimates of the timing of payments.  Also, does not include amounts not included on our balance sheets for future funding of Eversource's equity method investments, as we cannot make reasonable estimates of the periods or the investment contributions.

For further information regarding our contractual obligations and commercial commitments, see Note 6, "Asset Retirement Obligations," Note 7, "Short-Term Debt," Note 8, "Long-Term Debt," Note 9A, "Employee Benefits - Pension Benefits and Postretirement Benefits Other Than Pensions," Note 11, "Commitments and Contingencies," and Note 13, "Leases," to the financial statements.

RESULTS OF OPERATIONS – EVERSOURCE ENERGY AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for Eversource for the years ended December 31, 2017 and 2016 included in this Annual Report on Form 10-K:

	For the Years Ended December 31,
(Millions of Dollars)	2017	2016	Increase/(Decrease)
Operating Revenues	$7,752.0	$7,639.1	$112.9
Operating Expenses:
Purchased Power, Fuel and Transmission	2,535.3	2,500.8	34.5
Operations and Maintenance	1,277.1	1,323.5	(46.4)
Depreciation	773.8	715.5	58.3
Amortization of Regulatory Assets, Net	90.0	71.7	18.3
Energy Efficiency Programs	480.8	533.7	(52.9)
Taxes Other Than Income Taxes	676.8	634.0	42.8
Total Operating Expenses	5,833.8	5,779.2	54.6
Operating Income	1,918.2	1,859.9	58.3
Interest Expense	421.8	401.0	20.8
Other Income, Net	78.0	45.9	32.1
Income Before Income Tax Expense	1,574.4	1,504.8	69.6
Income Tax Expense	578.9	555.0	23.9
Net Income	995.5	949.8	45.7
Net Income Attributable to Noncontrolling Interests	7.5	7.5	—
Net Income Attributable to Common Shareholders	$988.0	$942.3	$45.7

Operating Revenues
A summary of our Operating Revenues by segment was as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2017	2016	Increase/(Decrease)
Electric Distribution	$5,542.9	$5,594.3	$(51.4)
Natural Gas Distribution	947.3	857.7	89.6
Electric Transmission	1,301.7	1,210.0	91.7
Other and Eliminations	(39.9)	(22.9)	(17.0)
Total Operating Revenues	$7,752.0	$7,639.1	$112.9

A summary of our retail electric GWh sales volumes and our firm natural gas sales volumes in MMcf and percentage changes was as follows:

	Electric				Firm Natural Gas
	For the Years Ended December 31,				For the Years Ended December 31,
	2017	2016	Decrease	Percent	2017	2016	Increase	Percent
Traditional	27,855	28,479	(624)	(2.2)%	46,957	45,314	1,643	3.6%
Decoupled and Natural Gas Special Contracts	24,391	25,163	(772)	(3.1)%	54,069	52,728	1,341	2.5%
Total Sales Volumes	52,246	53,642	(1,396)	(2.6)%	101,026	98,042	2,984	3.0%

Fluctuations in sales volumes at certain of the electric and natural gas utilities impact earnings ("Traditional" in the table above). Fluctuations in CL&P's, NSTAR Electric's (for a portion of its sales volumes as of December 31, 2017) and NSTAR Gas' sales volumes do not impact the level of base distribution revenue realized or earnings due to the commission-approved revenue decoupling mechanisms ("Decoupled and Natural Gas Special Contracts" in the table above). The revenue decoupling mechanisms permit recovery of a base amount of distribution revenues and breaks the relationship between sales volumes and revenues recognized.  Effective February 1, 2018, all of NSTAR Electric's distribution revenues were decoupled as a result of the DPU-approved rate case decision.

Operating Revenues, which primarily consist of base electric and natural gas distribution revenues and tracked revenues further described below, increased by $112.9 million in 2017, as compared to 2016.

Base electric and natural gas distribution revenues:  Base electric distribution segment revenues, excluding LBR, decreased $12.3 million in 2017, as compared to 2016, due primarily to a decrease in sales volumes driven by the mild summer weather in 2017 at our non-decoupled electric companies. LBR increased $13.0 million in 2017, as compared to 2016.  Effective February 1, 2018, NSTAR Electric no longer has an LBR mechanism. Base natural gas distribution revenues increased $2.9 million in 2017, as compared to 2016. The impact of higher firm natural gas sales volumes, which was driven by colder winter weather in the fourth quarter of 2017, was partially offset by lower demand revenues in Connecticut driven by lower peak usage in 2017, as compared to 2016.

Tracked distribution revenues: Tracked revenues consist of certain costs that are recovered from customers in rates through regulatory commission-approved cost tracking mechanisms and therefore, have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply procurement and other energy-related costs for our electric and natural gas customers, retail transmission charges, energy efficiency program costs, net metering for distributed generation and restructuring and stranded cost recovery revenues. In addition, certain tracked revenues include incentives earned and carrying charges that are billed in rates to customers.

Tracked natural gas distribution segment revenues increased as a result of an increase in natural gas supply costs ($68.7 million) and an increase in energy efficiency program revenues ($18.1 million). Tracked electric distribution revenues decreased as a result of a decrease in electric energy supply costs ($21.7 million), driven by decreased average retail prices and lower sales volumes, a decrease in retail electric transmission charges ($14.8 million), a decrease in transition and stranded cost recovery revenues ($46.2 million), a decrease in pension rate adjustment mechanisms ($21.6 million), a decrease in revenues related to the timing of the sale of PSNH's RECs ($16.3 million), and a decrease in energy efficiency program revenues ($10.4 million). Partially offsetting these decreases were increases in tracked electric distribution revenues related to federally-mandated congestion charges ($30.1 million), net metering revenues ($29.8 million) and revenues related to renewable energy requirements ($41.9 million).

Electric transmission revenues:  The electric transmission segment revenues increased by $91.7 million due primarily to the recovery of higher revenue requirements associated with ongoing investments in our transmission infrastructure.

Other: Other revenues decreased due primarily to the sale of Eversource's unregulated telecommunication business on December 31, 2016 ($20.0 million), partially offset by the addition of Aquarion revenues due to the acquisition on December 4, 2017 ($15.9 million).

Purchased Power, Fuel and Transmission expense includes costs associated with purchasing electricity and natural gas on behalf of our customers.  These energy supply costs are recovered from customers in rates through commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power, Fuel and Transmission expense increased in 2017, as compared to 2016, due primarily to the following:

(Millions of Dollars)	(Decrease)/Increase
Electric Distribution	$(68.9)
Natural Gas Distribution	59.5
Transmission	43.9
Total Purchased Power, Fuel and Transmission	$34.5

The decrease in purchased power expense at the electric distribution business in 2017, as compared to 2016, was driven primarily by lower prices associated with the procurement of energy supply and lower sales volumes.  The increase in purchased power expense at the natural gas distribution business was due to higher average natural gas prices and higher sales volumes. The increase in transmission costs in 2017, as compared to 2016, was primarily the result of an increase in costs billed by ISO-NE that support regional grid investment, and Local Network Service charges, which reflect the cost of transmission service provided by Eversource over our local transmission network. This was partially offset by a decrease in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers.

Operations and Maintenance expense includes tracked costs and costs that are part of base electric and natural gas distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense decreased in 2017, as compared to 2016, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Base Electric Distribution:
Employee-related expenses, including labor and benefits	$(47.4)
Bad debt expense	(14.5)
Shared corporate costs (including computer software depreciation at Eversource Service)	24.2
Boston Harbor civil action settlement charges	16.0
Other non-tracked operations and maintenance	7.4
Total Base Electric Distribution	(14.3)
Base Natural Gas Distribution	3.7
Tracked costs (Electric Distribution, Electric Transmission and Natural Gas Distribution):
Absence in 2017 of earnings benefit related to merger-related costs allowed for recovery through transmission rates	27.5
Other tracked operations and maintenance	(15.4)
Total Tracked costs (Electric Distribution, Electric Transmission and Natural Gas Distribution)	12.1
Other and eliminations:
Merger-related costs allowed for recovery through NSTAR Electric distribution rates as a result of the November 30, 2017 DPU distribution rate case decision (earnings benefit)	(30.5)
Addition of Aquarion operations and maintenance expenses due to acquisition on December 4, 2017	7.2
Eversource Parent and Other Companies - other operations and maintenance	8.2
Eliminations	(32.8)
Total Operations and Maintenance	$(46.4)

Depreciation expense increased in 2017, as compared to 2016, due primarily to higher utility plant in service balances.

Amortization of Regulatory Assets, Net expense includes the deferral of energy supply and energy-related costs included in certain regulatory-approved tracking mechanisms, and the amortization of certain costs.  The deferral adjusts expense to match the corresponding revenues. Amortization of Regulatory Assets, Net increased in 2017, as compared to 2016, due primarily to the deferral of energy supply and energy-related costs which can fluctuate from period to period based on the timing of costs incurred and the related rate changes to recover these costs.  Energy supply and energy-related costs at the electric and natural gas companies are recovered from customers in rates and have no impact on earnings.

Energy Efficiency Programs expense decreased in 2017, as compared to 2016, due primarily to a State of Connecticut policy change impacting CL&P requiring the remittance of $25.4 million of 2017 energy efficiency funds to the State (resulting in these costs being classified as Taxes Other than Income Taxes), and the deferral adjustment at NSTAR Electric. The deferral adjustment reflects the actual costs of energy efficiency programs compared to the estimated amounts billed to customers.  The deferral adjusts costs incurred to match energy efficiency revenue billed to customers and the timing of the recovery of energy efficiency costs.  The costs for various state energy policy initiatives and expanded energy efficiency programs are recovered from customers in rates and have no impact on earnings.

Taxes Other Than Income Taxes expense increased in 2017, as compared to 2016, due primarily to a State of Connecticut policy change requiring $25.4 million of 2017 CL&P energy efficiency costs to be remitted to the State of Connecticut that is included in Taxes Other than Income Taxes, an increase in property taxes as a result of higher utility plant balances, partially offset by a decrease in gross earnings taxes. Gross earnings taxes are recovered from customers in rates and have no impact on earnings.

Interest Expense increased in 2017, as compared to 2016, due primarily to an increase in interest on long-term debt ($30.3 million) as a result of new debt issuances and an increase in interest on notes payable ($5.1 million), partially offset by a decrease in regulatory deferrals, primarily at NSTAR Electric, which decreased interest expense ($14.7 million) due primarily to the November 30, 2017 NSTAR Electric DPU distribution rate case decision which allowed for a higher rate on carrying charges for past storm costs.

Other Income, Net increased in 2017, as compared to 2016, due primarily to increased gains on investments ($27.2 million), primarily related to Eversource's investment in a renewable energy fund, changes in the market value related to deferred compensation plans ($8.3 million) and higher AFUDC related to equity funds ($8.2 million). Partially offsetting these favorable impacts was the absence in 2017 of a gain on the sale of an unregulated business in 2016 ($11.8 million) and lower interest income ($3.3 million).

Income Tax Expense increased in 2017, as compared to 2016, due primarily to higher pre-tax earnings ($29.1 million), lower excess tax benefit ($16.2 million), the absence of tax credits in 2017 ($3.5 million), and the impact from federal tax rate change ($0.5 million), partially offset by items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($11.4 million), the sale of an unregulated business in 2016 ($10.2 million), and lower state taxes ($3.8 million).

RESULTS OF OPERATIONS –
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P, NSTAR Electric and PSNH for the years ended December 31, 2017 and 2016 included in this Annual Report on Form 10-K:

	For the Years Ended December 31,
	CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	2017	2016	Increase/(Decrease)	2017	2016	Increase/(Decrease)	2017	2016	Increase/(Decrease)
Operating Revenues	$2,887.4	$2,806.0	$81.4	$2,980.6	$3,041.6	$(61.0)	$981.6	$959.5	$22.1
Operating Expenses:
Purchased Power, Fuel and Transmission	930.8	919.7	11.1	1,025.4	1,084.3	(58.9)	237.5	210.8	26.7
Operations and Maintenance	500.4	490.1	10.3	463.7	489.9	(26.2)	257.2	260.8	(3.6)
Depreciation	249.4	230.5	18.9	274.0	259.3	14.7	128.2	116.5	11.7
Amortization of Regulatory Assets/ (Liabilities), Net	83.2	38.8	44.4	33.8	34.3	(0.5)	(16.6)	11.2	(27.8)
Energy Efficiency Programs	114.7	154.0	(39.3)	294.1	321.8	(27.7)	13.8	14.2	(0.4)
Taxes Other Than Income Taxes	323.8	299.7	24.1	182.0	177.8	4.2	89.7	82.9	6.8
Total Operating Expenses	2,202.3	2,132.8	69.5	2,273.0	2,367.4	(94.4)	709.8	696.4	13.4
Operating Income	685.1	673.2	11.9	707.6	674.2	33.4	271.8	263.1	8.7
Interest Expense	143.0	144.1	(1.1)	105.7	108.4	(2.7)	51.0	50.0	1.0
Other Income, Net	21.2	13.5	7.7	14.9	10.8	4.1	3.9	1.2	2.7
Income Before Income Tax Expense	563.3	542.6	20.7	616.8	576.6	40.2	224.7	214.3	10.4
Income Tax Expense	186.6	208.3	(21.7)	242.1	225.8	16.3	88.7	82.3	6.4
Net Income	$376.7	$334.3	$42.4	$374.7	$350.8	$23.9	$136.0	$132.0	$4.0

Operating Revenues
A summary of our retail electric GWh sales volumes was as follows:

	Rate	For the Years Ended December 31,
	Structure	2017	2016	Decrease	Percent
CL&P	Decoupled	20,950	21,617	(667)	(3.1)%
NSTAR Electric (eastern Massachusetts)	Traditional	20,097	20,619	(522)	(2.5)%
NSTAR Electric (western Massachusetts)	Decoupled	3,441	3,546	(105)	(3.0)%
PNSH	Traditional	7,758	7,860	(102)	(1.3)%

Fluctuations in retail electric sales volumes at certain of the electric utilities impact earnings ("Traditional" in the table above). For others, fluctuations in retail electric sales volumes do not impact earnings due to their regulatory commission-approved distribution revenue decoupling mechanisms ("Decoupled" in the table above). These distribution revenues are decoupled from their customer sales volumes, which breaks the relationship between sales volumes and revenues recognized.

In 2017 and 2016, NSTAR Electric operated under two different rate structures based on its service territory geography. For customers that were served in eastern Massachusetts, including metropolitan Boston, Cape Cod and Martha's Vineyard, NSTAR Electric operated using traditional rates. For customers that were served in western Massachusetts, including the metropolitan Springfield region, NSTAR Electric operated using decoupled rates. Effective February 1, 2018, all of NSTAR Electric's distribution revenues were decoupled as a result of the DPU-approved rate decision. See "Regulatory Developments and Rate Matters - Massachusetts - NSTAR Electric Distribution Rate Case Decision" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

CL&P and NSTAR Electric (for its western Massachusetts customer rates) reconcile their annual base distribution rate recovery amounts to their pre-established levels of baseline distribution delivery service revenues of $1.059 billion and $132.4 million, respectively, through December 31, 2017. Effective February 1, 2018, NSTAR Electric, operating entirely under decoupled rates, will reconcile its annual base distribution rate recovery to its new baseline of $974.8 million. Any difference between the allowed level of distribution revenue and the actual amount realized during a 12-month period is adjusted through rates in the following period.

Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, increased/(decreased) in 2017, as compared to 2016 as follows:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Operating Revenues	$81.4	$(61.0)	$22.1

Base Distribution Revenues, with changes that impact earnings:

•
NSTAR Electric's base distribution revenues, excluding LBR, decreased $10.8 million in 2017, as compared to 2016, as a result of lower sales volumes driven by the mild summer weather in 2017. LBR increased $13.0 million in 2017, as compared to 2016.  Effective February 1, 2018, NSTAR Electric no longer has an LBR mechanism.

•	PSNH's base distribution revenues decreased $1.5 million in 2017, as compared to 2016, as a result of lower sales volumes driven by the mild summer weather in 2017.

Tracked Revenues: Fluctuations in the overall level of operating revenues are primarily related to tracked revenues.  Tracked revenues consist of certain costs that are recovered from customers in rates through commission-approved cost tracking mechanisms and therefore have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply procurement and other energy-related costs, retail transmission charges, energy efficiency program costs, net metering for distributed generation and restructuring and stranded cost recovery revenues.  In addition, tracked revenues include certain incentives earned and carrying charges. Tracked revenues increased/(decreased) in 2017, as compared to 2016, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Energy supply procurement	$18.8	$(50.8)	$10.3
All other distribution tracking mechanisms	35.0	(33.7)	(12.7)

Transmission Revenues: Transmission revenues increased by $34.2 million, $31.0 million and $26.5 million at CL&P, NSTAR Electric and PSNH, respectively, due primarily to higher revenue requirements associated with ongoing investments in our transmission infrastructure.

Purchased Power, Fuel and Transmission expense includes costs associated with purchasing electricity on behalf of CL&P, NSTAR Electric and PSNH's customers.  For PSNH, these costs also include PSNH's generation of electricity.  These energy supply costs are recovered from customers in commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs). Purchased Power, Fuel and Transmission expense increased/(decreased) in 2017, as compared to 2016, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Purchased Power Costs	$(41.4)	$(27.9)	$3.7
Transmission Costs	52.5	(31.0)	23.0
Total Purchased Power, Fuel and Transmission	$11.1	$(58.9)	$26.7

Purchased Power Costs: Included in purchased power costs are the costs associated with certain energy supply tracking mechanisms and deferred energy supply costs. Energy supply tracking mechanisms recover energy-related costs incurred as a result of providing electric generation service supply to all customers who have not migrated to third party suppliers. In order to meet the demand of customers who have not migrated to third party suppliers, PSNH procures power through power supply contracts and spot purchases in the competitive New England wholesale power market and/or produces power through its own generation. The increase/(decrease) in purchased power costs in 2017, as compared to 2016, was due primarily to the following:

•	The decrease at CL&P was due primarily to a decrease in the price of standard offer supply associated with the GSC.

•	The decrease at NSTAR Electric was due primarily to lower prices associated with the procurement of energy supply, lower sales volumes and the expiration of certain purchase power agreements.

•
The increase at PSNH was due primarily to higher purchased power energy expenses that are recovered as a component of the Energy Service rate, and Regional Greenhouse Gas Initiative related expenses recovered in the SCRC.

Transmission Costs: Included in transmission costs are charges that recover the cost of transporting electricity over high-voltage lines from generating plants to substations, including costs allocated by ISO-NE to maintain the wholesale electric market. The increase/(decrease) in transmission costs in 2017, as compared to 2016, was due primarily to the following:

•
The increase at CL&P was primarily the result of an increase in costs billed by ISO-NE that support regional grid investment, Local Network Service charges, which reflect the cost of transmission service, and the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers.

•	The decrease at NSTAR Electric was primarily the result of a decrease in the retail transmission cost deferral. This was partially offset by an increase in costs billed by ISO-NE.

•	The increase at PSNH was primarily the result of increases in costs billed by ISO-NE, Local Network Service charges, and the retail transmission cost deferral.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased/(decreased) in 2017, as compared to 2016, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Base Electric Distribution (Non-Tracked Costs):
Employee-related expenses, including labor and benefits	$(4.5)	$(36.6)	$(6.3)
Bad debt expense	(6.8)	(7.5)	(0.2)
Shared corporate costs (including computer software depreciation at Eversource Service)	7.8	12.6	3.8
Boston Harbor civil action settlement charges	—	16.0	—
Other non-tracked operations and maintenance	8.8	0.6	(2.0)
Total Base Electric Distribution (Non-Tracked Costs)	5.3	(14.9)	(4.7)
Tracked Costs:
Employee-related expenses, including labor and benefits	1.3	(16.2)	(0.5)
Other tracked operations and maintenance	3.7	4.9	1.6
Total Tracked Costs	5.0	(11.3)	1.1
Total Operations and Maintenance	$10.3	$(26.2)	$(3.6)

Depreciation increased at CL&P, NSTAR Electric and PSNH in 2017, as compared to 2016, due primarily to higher utility plant in service balances.

Amortization of Regulatory Assets/(Liabilities), Net expense includes the deferral of energy supply and energy-related costs and the amortization of storm and other costs. Amortization of Regulatory Assets/(Liabilities), Net increased at CL&P and decreased for both NSTAR Electric and PSNH in 2017, as compared to 2016, due primarily to the deferral adjustment of energy supply and energy-related costs, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. The deferral adjusts expense to match the corresponding revenues. Energy supply and energy-related costs, which are the primary drivers of amortization, are recovered from customers in rates and have no impact on earnings.

Energy Efficiency Programs expense includes costs for various state policy initiatives and are recovered from customers in rates and have no impact on earnings. Energy Efficiency Programs expense decreased in 2017, as compared to 2016, due primarily to the following:

•
The decrease at CL&P is due primarily to a State of Connecticut policy change requiring the remittance of $25.4 million of 2017 energy efficiency funds to the State. These amounts collected from customers were reclassified to Taxes Other than Income Taxes.

•
The decrease at NSTAR Electric is due to the deferral adjustment, which reflects the actual cost of energy efficiency programs compared to the estimated amounts billed to customers and the timing of the recovery of energy efficiency costs. The deferral adjusts costs to match energy efficiency revenue billed to customers.

Taxes Other Than Income Taxes increased in 2017, as compared to 2016, due primarily to the following:

•
The increase at CL&P is due primarily to a State of Connecticut policy change requiring the remittance of $25.4 million of 2017 energy efficiency funds to the State and higher utility plant balances, partially offset by a decrease in gross earnings taxes. Gross earnings taxes are recovered from customers in rates and have no impact on earnings.

•
The increase at NSTAR Electric is due primarily to higher property taxes resulting from disallowed costs in the November 30, 2017 NSTAR Electric DPU distribution rate case decision and higher employee-related payroll taxes, partially offset by a decrease in property tax rates in Boston.

•	The increase at PSNH is due to an increase in property taxes as a result of higher utility plant balances.

Interest Expense at NSTAR Electric decreased in 2017, as compared to 2016, due primarily to lower deferred regulatory interest expense ($14.0 million), primarily as a result of the November 30, 2017 NSTAR Electric DPU distribution rate case decision, which allowed for a higher interest rate on carrying charges for past storm costs, partially offset by an increase in interest on long-term debt ($9.6 million).

Other Income, Net increased in 2017, as compared to 2016, due primarily to the following:

•
The increase at CL&P is due to higher AFUDC related to equity funds ($5.9 million) and market value changes related to the deferred compensation plans ($6.3 million), partially offset by lower interest income ($4.4 million).

•
The increase at NSTAR Electric is due to market value changes related to the deferred compensation plans ($1.6 million), an increase in amounts related to officer life insurance policies ($1.3 million) and an increase in interest income ($1.2 million).

•	The increase at PSNH is due to market value changes related to the deferred compensation plans ($1.5 million).

Income Tax Expense increased/(decreased) in 2017, as compared to 2016, due primarily to the following:

•
The decrease at CL&P is due primarily to the tax reform impacts on the federal tax effect of state reserves and credits ($10.7 million), items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($10.1 million), the true up of the return to provision impacts ($2.6 million), and lower state taxes ($5.5 million), partially offset by higher pre-tax earnings ($7.2 million).

•
The increase at NSTAR Electric is due primarily to higher pre-tax earnings ($14.5 million), higher state taxes ($2.4 million), partially offset by items that impact our tax rate as a result of flow-through items and permanent differences ($0.6 million).

•
The increase at PSNH is due primarily to higher pre-tax earnings ($3.6 million) and the absence of tax credits in 2017 ($3.5 million), partially offset by items that impact our tax rate as a result of flow-through items and permanent differences ($0.7 million).

EARNINGS SUMMARY

CL&P's earnings increased $42.4 million in 2017, as compared to 2016, due primarily to a lower effective tax rate, an increase in transmission earnings driven by a higher transmission rate base, and higher distribution revenues due in part to a higher rate base for the system resiliency program. These favorable earnings impacts were partially offset by higher depreciation expense, higher operations and maintenance expense, and higher property tax expense.

NSTAR Electric's earnings increased $23.9 million in 2017, as compared to 2016, due primarily to higher distribution revenues related to lost base revenues, net metering and the PAM, lower operations and maintenance expense, lower interest expense as a result of the November 30, 2017 NSTAR Electric distribution rate case decision, and an increase in transmission earnings driven by a higher transmission rate base. These favorable earnings impacts were partially offset by lower sales volumes driven by the mild summer weather in 2017, higher depreciation expense, and higher property tax expense.

PSNH's earnings increased $4.0 million in 2017, as compared to 2016, due primarily to an increase in transmission earnings driven by a higher transmission rate base and lower operations and maintenance expense. These favorable earnings impacts were partially offset by lower generation earnings, higher depreciation expense, higher property tax expense, lower sales volumes driven by the mild summer weather in 2017, and a higher effective tax rate.

LIQUIDITY

CL&P:
Cash totaled $6.0 million as of December 31, 2017, compared with $6.6 million as of December 31, 2016.

CL&P had cash flows provided by operating activities of $804.6 million in 2017, compared with $811.5 million in 2016.  The decrease in operating cash flows was due primarily to income tax payments of $68.8 million made in 2017, compared to the income tax refunds of $73.9 million received in 2016. Partially offsetting this decrease was the timing of regulatory recoveries, an increase in distribution rates due to higher rate base, and the timing of collections and payments related to our working capital items.

Eversource parent has a $1.45 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt, with intercompany loans to certain subsidiaries, including CL&P.   The weighted-average interest rate on the commercial paper borrowings as of December 31, 2017 and 2016 was 1.86 percent and 0.88 percent, respectively.  As of December 31, 2017 and 2016, there were intercompany loans from Eversource parent to CL&P of $69.5 million and $80.1 million, respectively. Eversource parent, and certain of its subsidiaries, including CL&P, are parties to a five-year $1.45 billion revolving credit facility. On December 8, 2017, Eversource parent amended and restated the revolving credit facility. The amended and restated credit facility terminates on December 8, 2022 and serves to backstop Eversource parent's $1.45 billion commercial paper program. There were no borrowings outstanding on the revolving credit facility as of December 31, 2017 or 2016.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized portions of pension expense.  CL&P's investments totaled $824.4 million in 2017, compared with $612.0 million in 2016.

Financing activities in 2017 included $254.8 million in common stock dividends paid to Eversource parent.

NSTAR Electric:
NSTAR Electric had cash flows provided by operating activities of $638.4 million in 2017, as compared to $808.7 million in 2016.  The decrease in operating cash flows was due primarily to a decrease in regulatory recoveries, which were significantly impacted by the timing of collections of purchased power and transmission costs, an increase of $53.4 million in Pension and PBOP Plan cash contributions and an increase of $29.5 million in income tax payments made in 2017, compared to 2016. Also contributing to the decrease was the timing of working capital items, including accounts payable and inventory.

NSTAR Electric has a $650.0 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. On December 8, 2017, NSTAR Electric increased its commercial paper program from $450 million to $650 million. As of December 31, 2017 and 2016, NSTAR Electric had $234.0 million and $126.5 million, respectively, in short-term borrowings outstanding under its commercial paper program, leaving $416.0 million and $323.5 million of available borrowing capacity as of December 31, 2017 and 2016, respectively.  The weighted-average interest rate on these borrowings as of December 31, 2017 and 2016 was 1.55 percent and 0.71 percent, respectively.  NSTAR Electric is also a party to a five-year $650.0 million revolving credit facility. On December 8, 2017, NSTAR Electric amended and restated the revolving credit facility, increasing it from $450 million to $650 million. The amended and restated credit facility terminates on December 8, 2022 and serves to backstop NSTAR Electric's $650.0 million commercial paper program.  There were no borrowings outstanding on the revolving credit facility as of December 31, 2017 or 2016.

PSNH:
PSNH had cash flows provided by operating activities of $300.9 million in 2017, as compared to $361.8 million in 2016.  The decrease in operating cash flows was due primarily to the income tax payments of $26.1 million made in 2017, compared to the income tax refunds of $36.0 million received in 2016 and the unfavorable impacts related to the timing of regulatory recoveries. Partially offsetting these decreases were the timing of collections and payments of our working capital items, including accounts payable and inventory, and a $16.3 million decrease in Pension Plan cash contributions.

RESULTS OF OPERATIONS – EVERSOURCE ENERGY AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for Eversource for the years ended December 31, 2016 and 2015 included in this Annual Report on Form 10-K:

	For the Years Ended December 31,
(Millions of Dollars)	2016	2015	Increase/(Decrease)	Percent
Operating Revenues	$7,639.1	$7,954.8	$(315.7)	(4.0)%
Operating Expenses:
Purchased Power, Fuel and Transmission	2,500.8	3,086.9	(586.1)	(19.0)
Operations and Maintenance	1,323.5	1,329.3	(5.8)	(0.4)
Depreciation	715.5	665.9	49.6	7.4
Amortization of Regulatory Assets, Net	71.7	22.3	49.4	(a)
Energy Efficiency Programs	533.7	495.7	38.0	7.7
Taxes Other Than Income Taxes	634.0	590.5	43.5	7.4
Total Operating Expenses	5,779.2	6,190.6	(411.4)	(6.6)
Operating Income	1,859.9	1,764.2	95.7	5.4
Interest Expense	401.0	372.4	28.6	7.7
Other Income, Net	45.9	34.2	11.7	34.2
Income Before Income Tax Expense	1,504.8	1,426.0	78.8	5.5
Income Tax Expense	555.0	540.0	15.0	2.8
Net Income	949.8	886.0	63.8	7.2
Net Income Attributable to Noncontrolling Interests	7.5	7.5	—	—
Net Income Attributable to Common Shareholders	$942.3	$878.5	$63.8	7.3%

(a) Percent greater than 100 not shown as it is not meaningful.

Operating Revenues
A summary of our Operating Revenues by segment was as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2016	2015	Increase/(Decrease)	Percent
Electric Distribution	$5,594.3	$5,903.6	$(309.3)	(5.2)%
Natural Gas Distribution	857.7	995.5	(137.8)	(13.8)
Electric Transmission	1,210.0	1,069.1	140.9	13.2
Other and Eliminations	(22.9)	(13.4)	(9.5)	70.9
Total Operating Revenues	$7,639.1	$7,954.8	$(315.7)	(4.0)%

A summary of our retail electric GWh sales volumes and our firm natural gas sales volumes in MMcf were as follows:

	For the Years Ended December 31,
	2016	2015	Decrease	Percent
Electric
Traditional	28,479	28,982	(503)	(1.7)%
Decoupled	25,163	25,634	(471)	(1.8)
Total Electric	53,642	54,616	(974)	(1.8)%

Firm Natural Gas
Traditional	45,314	47,600	(2,286)	(4.8)%
Decoupled and Special Contracts	52,728	55,399	(2,671)	(4.8)
Total Firm Natural Gas	98,042	102,999	(4,957)	(4.8)%

Operating Revenues, which primarily consist of base electric and natural gas distribution revenues and tracked revenues further described below, decreased by $315.7 million in 2016, as compared to 2015.

Base electric and natural gas distribution revenues:  Base electric distribution segment revenues increased by $19.9 million due primarily to a higher rate base resulting from the 2015 PURA ADIT settlement agreement that is being collected from customers in distribution rates at CL&P ($26.1 million) and the absence of a required ROE reduction in 2015, as stipulated in the PURA 2014 rate case decision, at CL&P ($4 million). This increase was partially offset by the absence of the benefit recognized in 2015 in Operating Revenues due to the PURA ADIT settlement agreement. In addition, traditional electric base distribution revenues decreased $10.1 million due to a 1.7 percent decrease in non-decoupled retail electric sales volumes due primarily to increased customer energy conservation efforts, partly offset by PSNH distribution rate increases effective July 1, 2015 and July 1, 2016.

Contributing to the decrease in Operating Revenues in 2016 was the absence of an $11 million benefit related to the Comprehensive Settlement Agreement associated with the recovery of LBR related to 2009 through 2011 energy efficiency programs recorded at NSTAR Electric in 2015.

Firm natural gas base distribution segment revenues increased $11.7 million due primarily to the impact of the NSTAR Gas base distribution rate increase effective January 1, 2016, partially offset by a 4.8 percent decrease in traditional firm natural gas sales volumes as a result of warmer than normal weather experienced in the first quarter of 2016, as compared to much colder than normal temperatures in 2015.

Fluctuations in CL&P's, NSTAR Electric's and NSTAR Gas' sales volumes do not impact the level of base distribution revenue realized or earnings due to their respective regulatory commission approved revenue decoupling mechanisms.  The revenue decoupling mechanisms permit recovery of a base amount of distribution revenues and break the relationship between sales volumes and revenues recognized.  Revenue decoupling mechanisms result in the recovery of our approved base distribution revenue requirements.

Tracked distribution revenues: Tracked revenues consist of certain costs that are recovered from customers in rates through regulatory commission-approved cost tracking mechanisms and therefore have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply procurement costs and other energy-related costs for our electric and natural gas customers, retail transmission charges, energy efficiency program costs, and restructuring and stranded cost recovery revenues.  In addition, tracked revenues include certain incentives earned and carrying charges. Tracked electric distribution segment revenues decreased as a result of decreases in energy supply costs ($625.2 million), driven by decreased average retail rates and lower sales volumes, partially offset by an increase in retail electric transmission charges ($84.6 million), an increase in federally mandated congestion charges ($103.0 million), an increase in energy efficiency program revenues ($51.7 million), an increase in stranded cost recovery charges ($39.2 million) and an increase in net metering for distributed generation revenues ($34.0 million).  In addition, as a result of a change to the amounts collected in the system benefits charge, CL&P's calculated rate base increased, providing an increase to distribution revenues that positively impacted earnings by $23.2 million.

In 2016, tracked natural gas distribution segment revenues decreased as a result of decreases in natural gas supply costs ($128.2 million) driven by decreased average rates and lower sales volumes, and a decrease in energy efficiency program revenues ($22.7 million).

Electric transmission revenues:  The electric transmission segment revenues increased by $140.9 million due primarily to the recovery of higher revenue requirements associated with ongoing investments in our transmission infrastructure and the absence in 2016 of a $20 million reserve charge recorded in 2015 associated with the March 2015 FERC ROE order.

Other:  Other revenues decreased due primarily to the sale of Eversource's unregulated contracting business on April 13, 2015 ($11.4 million).

Purchased Power, Fuel and Transmission expense includes costs associated with purchasing electricity and natural gas on behalf of our customers.  These energy supply costs are recovered from customers in rates through cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power, Fuel and Transmission expense decreased in 2016, as compared to 2015, due primarily to the following:

(Millions of Dollars)	(Decrease)/Increase
Electric Distribution	$(625.9)
Natural Gas Distribution	(130.3)
Transmission	170.1
Total Purchased Power, Fuel and Transmission	$(586.1)

The decrease in purchased power expense at the electric distribution business was driven by lower prices associated with the procurement of energy supply, lower sales volumes, and a decrease in the amount of electricity generated by PSNH facilities in 2016, as compared to 2015.  The decrease in purchased power expense at the natural gas distribution business was due to lower sales volumes and lower average natural gas prices. The increase in transmission costs was primarily the result of an increase in costs billed by ISO-NE that support regional grid investment.

Operations and Maintenance expense includes tracked costs and costs that are part of base electric and natural gas distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense decreased in 2016, as compared to 2015, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Base Electric Distribution:
Absence of 2015 resolution of basic service bad debt adder mechanism at NSTAR Electric	$24.2
Absence of 2015 regulatory proceedings benefiting NSTAR Electric	10.5
Employee-related expenses, including labor and benefits	(27.0)
Storm restoration costs	15.0
Write-off of software design costs	9.2
Other operations and maintenance	14.1
Total Base Electric Distribution	46.0
Total Base Natural Gas Distribution:
Employee-related expenses, including labor and benefits	(15.5)
Other operations and maintenance	8.2
Total Base Natural Gas Distribution	(7.3)
Tracked costs (Electric Distribution, Electric Transmission and Natural Gas Distribution):
Merger-related costs allowed for recovery through transmission rates (earnings benefit)	(27.5)
Other tracked operations and maintenance	41.8
Total Tracked costs (Electric Distribution, Electric Transmission and Natural Gas Distribution)	14.3
Other and eliminations:
Integration costs	(27.2)
Absence of Eversource's unregulated electrical contracting business due to sale in April 2015, net	(13.9)
Eversource Parent and Other Companies	(2.8)
Eliminations	(14.9)
Total Operations and Maintenance	$(5.8)

Depreciation expense increased in 2016, as compared to 2015, due primarily to higher utility plant in service balances.

Amortization of Regulatory Assets, Net expense includes the deferral of energy supply and energy-related costs included in certain regulatory-approved tracking mechanisms and the amortization of certain costs.  The deferral adjusts expense to match the corresponding revenues. Amortization of Regulatory Assets, Net increased in 2016, as compared to 2015, due primarily to the deferral of energy supply and energy-related costs which can fluctuate from period to period based on the timing of costs incurred and the related rate changes to recover these costs.  Energy supply and energy-related costs at CL&P, NSTAR Electric and PSNH, which are the primary drivers in amortization, are recovered from customers in rates and have no impact on earnings.  The increase in Amortization of Regulatory Assets, Net for the year ended December 31, 2016 also includes the absence in 2016 of the $11.7 million benefit recorded in 2015 at NSTAR Electric in connection with the Comprehensive Settlement Agreement.

Energy Efficiency Programs expense increased in 2016, as compared to 2015, due primarily to deferral adjustments at NSTAR Electric, partially offset by deferral adjustments for the natural gas businesses, which reflect the actual costs of energy efficiency programs compared to the estimated amounts billed to customers, and the timing of the recovery of energy efficiency costs incurred in accordance with the three-year program guidelines established by the DPU.  The deferrals adjust expense to match the energy efficiency programs revenue.  The costs for various state energy policy initiatives and expanded energy efficiency programs are recovered from customers in rates and have no impact on earnings.

Taxes Other Than Income Taxes expense increased in 2016, as compared to 2015, due primarily to an increase in property taxes as a result of higher utility plant balances and an increase in gross earnings taxes. Gross earnings taxes are recovered from customers in rates and have no impact on earnings.

Interest Expense increased in 2016, as compared to 2015, due primarily to an increase in interest on long-term debt ($33.8 million) as a result of new debt issuances and an increase in interest on notes payable ($2.2 million), partially offset by a decrease in regulatory deferrals which decreased interest expense ($5.5 million).

Other Income, Net increased in 2016, as compared to 2015, due primarily to higher equity AFUDC amounts ($7.4 million), higher gains related to the sales of unregulated businesses ($9.4 million) and an increase in interest income ($4.1 million). Partially offsetting these favorable impacts were the market value changes related to deferred compensation plans ($9.6 million).

Income Tax Expense increased in 2016, as compared to 2015, due primarily to higher pre-tax earnings ($24.2 million), higher state taxes ($7.5 million), and the sale of an unregulated business ($10.2 million), partially offset by the excess tax benefit due to the adoption of new accounting guidance related to share based payment transactions ($19.1 million), the true-up of the return to provision impacts and a higher tax benefit from a reduction in tax reserves ($7.6 million), and items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.2 million).

EARNINGS SUMMARY

Regulated Companies: Our electric distribution segment earnings decreased $44.3 million in 2016, as compared to 2015. The decrease was due primarily to the absence in 2016 of the resolution of NSTAR Electric's basic service bad debt adder mechanism recorded in 2015 ($14.5 million), the absence in 2016 of the favorable impact associated with the NSTAR Electric Comprehensive Settlement Agreement recorded in 2015 ($13.0 million), and higher depreciation expense. In addition, earnings decreased due to higher operations and maintenance expense (primarily related to the absence of a $6.3 million regulatory benefit related to certain uncollectible hardship accounts receivable that was recorded in 2015 at NSTAR Electric, as well as higher storm restoration costs, higher vegetation management costs and the write-off of software design costs), higher property tax expense, and lower non-decoupled retail electric sales volumes due primarily to increased customer energy conservation efforts.  These unfavorable earnings impacts were partially offset by increased CL&P distribution revenues primarily as a result of higher rate base and the absence of a required ROE reduction, as stipulated in the PURA 2014 rate case decision, and higher generation earnings.

Our electric transmission segment earnings increased $66.3 million in 2016, as compared to 2015, due primarily to a higher transmission rate base as a result of increased investments in our transmission infrastructure, the FERC-allowed recovery of certain merger-related costs in 2016 ($16.5 million), and the absence in 2016 of reserve charges in 2015 associated with the FERC ROE complaint proceedings ($12.4 million).

Our natural gas distribution segment earnings increased $5.3 million in 2016, as compared to 2015, due primarily to the impact of the NSTAR Gas base distribution rate increase effective January 1, 2016, the higher return earned on the NSTAR Gas System Enhancement Program ("GSEP") capital tracker mechanism effective in 2016, and lower operations and maintenance expense. These favorable earnings impacts were partially offset by lower non-decoupled firm natural gas sales volumes driven by the warmer than normal weather in the first quarter of 2016, as compared to the much colder than normal weather in the first quarter of 2015, higher property tax expense, and higher interest expense.

Eversource Parent and Other Companies:  Eversource parent and other companies had earnings of $31.0 million in 2016, compared with a net loss of $5.5 million in 2015.  The earnings increase was due primarily to lower income tax expense as a result of recognizing tax benefits from executive deferred compensation payments, which resulted from the adoption of a new accounting standard, and the absence in 2016 of integration costs, partially offset by higher interest expense.

LIQUIDITY

Cash flows provided by operating activities totaled $2.2 billion in 2016, compared with $1.4 billion in 2015.  The increase in operating cash flows was due primarily to the absence in 2016 of $302 million in payments made in 2015 to fully satisfy the obligation with the DOE for costs associated with the disposal of spent nuclear fuel and high-level radioactive waste at previously owned generation facilities. In addition, there was an increase of $226.0 million in regulatory recoveries, primarily at NSTAR Electric, due to $98.1 million of collections from customers in excess of purchased power costs, the favorable impact associated with the December 2015 legislation that extended tax bonus depreciation, which resulted in a $145.8 million decrease in income tax payments in 2016, as compared to 2015, and an increase of $55.2 million of the Yankee Companies' DOE Damages and other proceeds received in 2016, as compared to 2015. Partially offsetting these favorable impacts was the timing of collections and payments related to our working capital items.

RESULTS OF OPERATIONS – THE CONNECTICUT LIGHT AND POWER COMPANY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P for the years ended December 31, 2016 and 2015 included in this Annual Report on Form 10-K:

	For the Years Ended December 31,
(Millions of Dollars)	2016	2015	Increase/(Decrease)	Percent
Operating Revenues	$2,806.0	$2,802.7	$3.3	0.1%
Operating Expenses:
Purchased Power and Transmission	919.7	1,054.3	(134.6)	(12.8)
Operations and Maintenance	490.1	487.3	2.8	0.6
Depreciation	230.5	215.3	15.2	7.1
Amortization of Regulatory Assets, Net	38.8	12.3	26.5	(a)
Energy Efficiency Programs	154.0	153.7	0.3	0.2
Taxes Other Than Income Taxes	299.7	268.7	31.0	11.5
Total Operating Expenses	2,132.8	2,191.6	(58.8)	(2.7)
Operating Income	673.2	611.1	62.1	10.2
Interest Expense	144.1	145.8	(1.7)	(1.2)
Other Income, Net	13.5	11.5	2.0	17.4
Income Before Income Tax Expense	542.6	476.8	65.8	13.8
Income Tax Expense	208.3	177.4	30.9	17.4
Net Income	$334.3	$299.4	$34.9	11.7%

(a) Percent greater than 100 not shown as it is not meaningful.

Operating Revenues
CL&P's retail sales volumes were as follows:

	For the Years Ended December 31,
	2016	2015	Decrease	Percent
Retail Sales Volumes in GWh	21,617	22,071	(454)	(2.1)%

CL&P's Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, increased by $3.3 million in 2016, as compared to 2015.

Base distribution revenues increased by $30.1 million due to a higher rate base resulting from the 2015 PURA ADIT settlement agreement that is being collected from customers in distribution rates ($26.1 million) and the absence of a required ROE reduction, as stipulated in the PURA 2014 rate case decision, recorded in 2015 ($4 million).  This increase was partially offset by the absence of the benefit recognized in 2015 in Operating Revenues due to the PURA ADIT settlement agreement.

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

Fluctuations in the overall level of operating revenues are primarily related to tracked revenues.  Tracked revenues consist of certain costs that are recovered from customers in rates through PURA-approved cost tracking mechanisms and therefore have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply procurement and other energy-related costs, retail transmission charges, energy efficiency program costs and restructuring and stranded cost recovery revenues.  In addition, tracked revenues include certain incentives earned and carrying charges. Tracked distribution revenues decreased primarily as a result of a decrease in energy supply costs ($222.4 million) driven by decreased average retail rates and lower sales volumes.  Partially offsetting this decrease was an increase in federally mandated congestion charges ($103.0 million) and an increase in competitive transition assessment charges ($31.7 million).  In addition, as a result of a change to the amounts collected in the system benefits charge, CL&P's calculated rate base increased, providing an increase to distribution revenues that impacted earnings of $23.2 million.

Transmission revenues increased by $62.7 million due primarily to higher revenue requirements associated with ongoing investments in our transmission infrastructure and the absence in 2016 of a $12.5 million reserve charge recorded in 2015 associated with the March 2015 FERC ROE order.

Purchased Power and Transmission expense includes costs associated with purchasing electricity on behalf of CL&P's customers.  These energy supply costs are recovered from customers in PURA-approved cost tracking mechanisms, which have no impact on earnings (tracked costs). Purchased Power and Transmission expense decreased in 2016, as compared to 2015, due primarily to the following:

(Millions of Dollars)	(Decrease)/Increase
Purchased Power Costs	$(173.1)
Transmission Costs	38.5
Total Purchased Power and Transmission	$(134.6)

Included in purchased power costs are the costs associated with CL&P's GSC and deferred energy supply costs.  The GSC recovers energy-related costs incurred as a result of providing electric generation service supply to all customers who have not migrated to third party suppliers.  The decrease in purchased power costs in 2016, compared to 2015, was due primarily to a decrease in the price of standard offer supply, as well as lower sales volumes. The increase in transmission costs was primarily the result of an increase in costs billed by ISO-NE that support regional grid investment.

Operations and Maintenance expense increased in 2016, as compared to 2015, driven by a $9.2 million increase in tracked costs, which have no earnings impact, that was primarily attributable to higher transmission expenses, partially offset by a $6.4 million decrease in non-tracked costs, which was primarily attributable to lower employee-related expenses, partially offset by higher storm restoration costs and the write-off of software design costs.

Depreciation increased in 2016, as compared to 2015, due primarily to higher utility plant in service balances.

Amortization of Regulatory Assets, Net expense includes the deferral of energy supply and energy-related costs and the amortization of storm and other costs. Amortization of Regulatory Assets, Net increased in 2016, as compared to 2015, due primarily to the deferral adjustment of energy supply and energy-related costs, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. The deferral adjusts expense to match the corresponding revenues. Energy supply and energy-related costs, which are the primary drivers of amortization, are recovered from customers in rates and have no impact on earnings.

Taxes Other Than Income Taxes expense increased in 2016, as compared to 2015, due primarily to an increase in property taxes as a result of both an increase in utility plant balances and an increase in gross earnings taxes. Gross earnings taxes are recovered from customers in rates and have no impact on earnings.

Interest Expense decreased in 2016, as compared to 2015, due primarily to lower deferred regulatory interest expense ($5.0 million) and a decrease in interest expense related to deposits ($1.3 million), partially offset by an increase in interest on long-term debt ($5.1 million).

Income Tax Expense increased in 2016, as compared to 2015, due primarily to higher pre-tax earnings ($23.2 million), higher state taxes ($1.5 million), and items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($7.7 million), partially offset by the excess tax benefit due to the adoption of new accounting guidance related to share-based payment transactions ($0.9 million), and the true-up of the return to provision impacts and a lower tax benefit from a reduction in tax reserves ($0.5 million).

EARNINGS SUMMARY

CL&P's earnings increased $34.9 million in 2016, as compared to 2015, due primarily to an increase in transmission earnings driven by a higher transmission rate base, as well as the absence in 2016 of the 2015 FERC ROE complaint proceedings reserve charge, higher distribution revenues as a result of higher rate base and the absence of a required ROE reduction, as stipulated in the PURA 2014 rate case decision, and lower operations and maintenance expense.  These favorable earnings impacts were partially offset by higher property and other tax expense, a higher effective tax rate and higher depreciation expense.

LIQUIDITY

Cash totaled $6.6 million as of December 31, 2016, compared with $1.1 million as of December 31, 2015.

Eversource parent has a $1.45 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt, with intercompany loans to certain subsidiaries, including CL&P.  The weighted-average interest rate on the commercial paper borrowings as of December 31, 2016 and 2015 was 0.88 percent and 0.72 percent, respectively.  As of December 31, 2016 and 2015, there were intercompany loans from Eversource parent to CL&P of $80.1 million and $277.4 million, respectively.

Eversource parent, and certain of its subsidiaries, including CL&P, are parties to a five-year $1.45 billion revolving credit facility. Effective September 26, 2016, the revolving credit facility's termination date was extended for one additional year to September 4, 2021.  There were no borrowings outstanding on the revolving credit facility as of December 31, 2016 or 2015.

In 2016, CL&P had cash flows provided by operating activities of $811.5 million, compared with $298.3 million in 2015.  The increase in operating cash flows was due primarily to the absence in 2016 of $244.6 million in payments made in 2015 to fully satisfy the pre-1983 spent nuclear fuel obligation with the DOE, and the favorable impact associated with the December 2015 legislation that extended tax bonus depreciation, which resulted in income tax refunds of $73.9 million received in 2016, as compared to income tax payments of $55.2 million made in 2015. Also contributing to the favorable impact was an increase in distribution rates due to higher rate base and the timing of collections and payments related to our working capital items, including accounts receivable and accounts payable. Partially offsetting these impacts was the timing of regulatory recoveries primarily related to energy efficiency program costs.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized portions of pension expense.  CL&P's investments totaled $612.0 million in 2016, compared with $523.8 million in 2015.

Financing activities in 2016 included $199.6 million in common stock dividends paid to Eversource parent.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Market Risk Information

Commodity Price Risk Management:  Our regulated companies enter into energy contracts to serve our customers and the economic impacts of those contracts are passed on to our customers.  Accordingly, the regulated companies have no exposure to loss of future earnings or fair values due to these market risk-sensitive instruments.  Eversource's Energy Supply Risk Committee, comprised of senior officers, reviews and approves all large-scale energy related transactions entered into by its regulated companies.

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

Interest Rate Risk Management:  We manage our interest rate risk exposure in accordance with our written policies and procedures by maintaining a mix of fixed and variable rate long-term debt.  As of December 31, 2017, approximately 98 percent of our long-term debt, including fees and interest due for CYAPC's spent nuclear fuel disposal costs, was at a fixed interest rate.  The remaining long-term debt is at variable interest rates and is subject to interest rate risk that could result in earnings volatility.  Assuming a one percentage point increase in our variable interest rates, annual interest expense would have increased by a pre-tax amount of $2.7 million.

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

Our regulated companies are subject to credit risk from certain long-term or high-volume supply contracts with energy marketing companies.  Our regulated companies manage the credit risk with these counterparties in accordance with established credit risk practices and monitor contracting risks, including credit risk.  As of December 31, 2017, our regulated companies did not hold collateral (letters of credit) from counterparties related to our standard service contracts. As of December 31, 2017, Eversource had $24.5 million of cash posted with ISO-NE related to energy transactions.

For further information on cash collateral deposited and posted with counterparties, see Note 1H, "Summary of Significant Accounting Policies - Deposits," to the financial statements.

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

Under the supervision and with the participation of the principal executive officer and principal financial officer, Eversource conducted an evaluation of the effectiveness of internal controls over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting were effective as of December 31, 2017.

Management has excluded from our assessment of and conclusion on the effectiveness of internal controls over financial reporting the internal controls of Eversource Aquarion Holdings, Inc. (formerly Macquarie Utilities Inc.), acquired on December 4, 2017, which is included in the consolidated financial statements of the Company as of and for the year ended December 31, 2017, constituting 4.31% and 2.37% of total and net assets, respectively, as of December 31, 2017, and 0.20% of revenues for the year ended December 31, 2017.

February 23, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of Eversource Energy:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Eversource Energy and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, common shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedules listed in the Index at Item 15 of Part IV (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company acquired Macquarie Utilities Inc. on December 4, 2017.

Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

As described in Company Report on Internal Controls Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Eversource Aquarion Holdings, Inc. (formerly Macquarie Utilities Inc.) which was acquired on December 4, 2017 and whose financial statements constitute 2.37% and 4.31% of net and total assets, respectively, and 0.20% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2017. Accordingly, our audit did not include the internal control over financial reporting at Eversource Aquarion Holdings, Inc.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Company Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
February 23, 2018

We have served as the Company’s auditor since 2002.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(Thousands of Dollars)	2017	2016

ASSETS
Current Assets:
Cash and Cash Equivalents	$38,165	$30,251
Receivables, Net	925,083	847,301
Unbilled Revenues	201,361	168,490
Fuel, Materials, Supplies and Inventory	223,063	328,721
Regulatory Assets	741,868	887,625
Prepayments and Other Current Assets	138,009	215,284
Assets Held for Sale	219,550	—
Total Current Assets	2,487,099	2,477,672

Property, Plant and Equipment, Net	23,617,463	21,350,510

Deferred Debits and Other Assets:
Regulatory Assets	4,497,447	3,638,688
Goodwill	4,427,266	3,519,401
Marketable Securities	585,419	544,642
Other Long-Term Assets	605,692	522,260
Total Deferred Debits and Other Assets	10,115,824	8,224,991

Total Assets	$36,220,386	$32,053,173

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$1,088,087	$1,148,500
Long-Term Debt – Current Portion	549,631	773,883
Accounts Payable	1,085,034	884,521
Regulatory Liabilities	128,071	146,787
Other Current Liabilities	738,222	684,914
Total Current Liabilities	3,589,045	3,638,605

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	3,297,518	5,607,207
Regulatory Liabilities	3,637,273	702,255
Derivative Liabilities	377,257	413,676
Accrued Pension, SERP and PBOP	1,228,091	1,141,514
Other Long-Term Liabilities	1,073,501	853,260
Total Deferred Credits and Other Liabilities	9,613,640	8,717,912

Capitalization:
Long-Term Debt	11,775,889	8,829,354

Noncontrolling Interest - Preferred Stock of Subsidiaries	155,570	155,568

Equity:
Common Shareholders' Equity:
Common Shares	1,669,392	1,669,392
Capital Surplus, Paid In	6,239,940	6,250,224
Retained Earnings	3,561,084	3,175,171
Accumulated Other Comprehensive Loss	(66,403)	(65,282)
Treasury Stock	(317,771)	(317,771)
Common Shareholders' Equity	11,086,242	10,711,734
Total Capitalization	23,017,701	19,696,656

Commitments and Contingencies (Note 11)

Total Liabilities and Capitalization	$36,220,386	$32,053,173

The accompanying notes are an integral part of these consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Thousands of Dollars, Except Share Information)	2017	2016	2015

Operating Revenues	$7,751,952	$7,639,129	$7,954,827

Operating Expenses:
Purchased Power, Fuel and Transmission	2,535,271	2,500,828	3,086,905
Operations and Maintenance	1,277,147	1,323,549	1,329,289
Depreciation	773,802	715,466	665,856
Amortization of Regulatory Assets, Net	89,986	71,696	22,339
Energy Efficiency Programs	480,835	533,659	495,701
Taxes Other Than Income Taxes	676,757	634,072	590,573
Total Operating Expenses	5,833,798	5,779,270	6,190,663
Operating Income	1,918,154	1,859,859	1,764,164
Interest Expense	421,755	400,961	372,420
Other Income, Net	78,008	45,920	34,227
Income Before Income Tax Expense	1,574,407	1,504,818	1,425,971
Income Tax Expense	578,892	554,997	539,967
Net Income	995,515	949,821	886,004
Net Income Attributable to Noncontrolling Interests	7,519	7,519	7,519
Net Income Attributable to Common Shareholders	$987,996	$942,302	$878,485

Basic Earnings Per Common Share	$3.11	$2.97	$2.77

Diluted Earnings Per Common Share	$3.11	$2.96	$2.76

Weighted Average Common Shares Outstanding:
Basic	317,411,097	317,650,180	317,336,881
Diluted	318,031,580	318,454,239	318,432,687

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Thousands of Dollars, Except Share Information)	2017	2016	2015

Net Income	$995,515	$949,821	$886,004
Other Comprehensive (Loss)/Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	1,974	2,137	2,079
Changes in Unrealized (Losses)/Gains on Marketable Securities	(350)	2,294	(2,588)
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	(2,745)	(2,869)	7,674
Other Comprehensive (Loss)/Income, Net of Tax	(1,121)	1,562	7,165
Comprehensive Income Attributable to Noncontrolling Interests	(7,519)	(7,519)	(7,519)
Comprehensive Income Attributable to Common Shareholders	$986,875	$943,864	$885,650

The accompanying notes are an integral part of these consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

	Common Shares		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Common Shareholders' Equity
(Thousands of Dollars, Except Share Information)	Shares	Amount
Balance as of January 1, 2015	316,983,337	$1,666,796	$6,235,834	$2,448,661	$(74,009)	$(300,467)	$9,976,815
Net Income				886,004			886,004
Dividends on Common Shares - $1.67 Per Share				(529,791)			(529,791)
Dividends on Preferred Stock				(7,519)			(7,519)
Issuance of Common Shares, $5 Par Value	503,443	2,517	6,951				9,468
Long-Term Incentive Plan Activity			(6,140)				(6,140)
Increase in Treasury Shares	(295,531)		22,070			(9,510)	12,560
Other Changes in Shareholders' Equity			3,653				3,653
Other Comprehensive Income					7,165		7,165
Balance as of December 31, 2015	317,191,249	1,669,313	6,262,368	2,797,355	(66,844)	(309,977)	10,352,215
Net Income				949,821			949,821
Dividends on Common Shares - $1.78 Per Share				(564,486)			(564,486)
Dividends on Preferred Stock				(7,519)			(7,519)
Issuance of Common Shares, $5 Par Value	15,787	79	(5,639)				(5,560)
Long-Term Incentive Plan Activity			(6,056)				(6,056)
Increase in Treasury Shares	(321,228)					(7,794)	(7,794)
Other Changes in Shareholders' Equity			(449)				(449)
Other Comprehensive Income					1,562		1,562
Balance as of December 31, 2016	316,885,808	1,669,392	6,250,224	3,175,171	(65,282)	(317,771)	10,711,734
Net Income				995,515			995,515
Dividends on Common Shares - $1.90 Per Share				(602,083)			(602,083)
Dividends on Preferred Stock				(7,519)			(7,519)
Long-Term Incentive Plan Activity			(10,834)				(10,834)
Other Changes in Shareholders' Equity			550				550
Other Comprehensive Loss					(1,121)		(1,121)
Balance as of December 31, 2017	316,885,808	$1,669,392	$6,239,940	$3,561,084	$(66,403)	$(317,771)	$11,086,242

The accompanying notes are an integral part of these consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Thousands of Dollars)	2017	2016	2015

Operating Activities:
Net Income	$995,515	$949,821	$886,004
Adjustments to Reconcile Net Income to Net Cash Flows
Provided by Operating Activities:
Depreciation	773,802	715,466	665,856
Deferred Income Taxes	491,630	466,463	491,736
Pension, SERP and PBOP Expense	22,454	39,912	96,017
Pension and PBOP Contributions	(242,800)	(158,741)	(162,452)
Regulatory (Under)/Over Recoveries, Net	(47,935)	13,340	(163,287)
Amortization of Regulatory Assets, Net	89,986	71,696	22,339
Refunds/(Payments) Related to Spent Nuclear Fuel, Net	—	59,804	(297,253)
Other	(148,429)	(77,294)	(82,219)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(117,155)	(142,699)	(39,797)
Fuel, Materials, Supplies and Inventory	(9,223)	7,755	34,112
Taxes Receivable/Accrued, Net	52,284	234,543	30,282
Accounts Payable	56,067	(14,126)	(91,618)
Other Current Assets and Liabilities, Net	88,738	9,112	44,031
Net Cash Flows Provided by Operating Activities	2,004,934	2,175,052	1,433,751

Investing Activities:
Investments in Property, Plant and Equipment	(2,348,105)	(1,976,867)	(1,724,139)
Proceeds from Sales of Marketable Securities	832,903	659,338	799,165
Purchases of Marketable Securities	(810,507)	(681,272)	(717,114)
Acquisition of Aquarion	(877,652)	—	—
Payments to Acquire Investments	(32,634)	(188,958)	(23,353)
Other Investing Activities	25,521	36,951	6,291
Net Cash Flows Used in Investing Activities	(3,210,474)	(2,150,808)	(1,659,150)

Financing Activities:
Cash Dividends on Common Shares	(602,083)	(564,486)	(529,791)
Cash Dividends on Preferred Stock	(7,519)	(7,519)	(7,519)
Increase/(Decrease) in Notes Payable	72,810	(12,453)	(242,122)
Issuance of Long-Term Debt	2,500,000	800,000	1,225,000
Retirements of Long-Term Debt	(745,000)	(200,000)	(216,700)
Other Financing Activities	(4,754)	(33,482)	(18,225)
Net Cash Flows Provided by/(Used in) Financing Activities	1,213,454	(17,940)	210,643
Net Increase/(Decrease) in Cash and Cash Equivalents	7,914	6,304	(14,756)
Cash and Cash Equivalents - Beginning of Year	30,251	23,947	38,703
Cash and Cash Equivalents - End of Year	$38,165	$30,251	$23,947
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

Under the supervision and with the participation of the principal executive officer and principal financial officer, CL&P conducted an evaluation of the effectiveness of internal controls over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting were effective as of December 31, 2017.

February 23, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of The Connecticut Light and Power Company:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of The Connecticut Light and Power Company (the “Company”) as of December 31, 2017 and 2016, the related statements of income, comprehensive income, common stockholder’s equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 of Part IV (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
February 23, 2018

We have served as the Company’s auditor since 2002.

THE CONNECTICUT LIGHT AND POWER COMPANY
BALANCE SHEETS

	As of December 31,
(Thousands of Dollars)	2017	2016

ASSETS
Current Assets:
Cash	$6,028	$6,579
Receivables, Net	370,676	359,132
Accounts Receivable from Affiliated Companies	28,181	16,851
Unbilled Revenues	54,154	50,373
Materials, Supplies and Inventory	48,438	52,050
Regulatory Assets	200,281	335,526
Prepayments and Other Current Assets	46,926	52,670
Total Current Assets	754,684	873,181

Property, Plant and Equipment, Net	8,271,030	7,632,392

Deferred Debits and Other Assets:
Regulatory Assets	1,444,935	1,391,564
Other Long-Term Assets	159,597	137,907
Total Deferred Debits and Other Assets	1,604,532	1,529,471

Total Assets	$10,630,246	$10,035,044

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$69,500	$80,100
Long-Term Debt – Current Portion	300,000	250,000
Accounts Payable	367,605	289,532
Accounts Payable to Affiliated Companies	82,201	88,075
Obligations to Third Party Suppliers	52,860	55,520
Regulatory Liabilities	38,967	47,055
Derivative Liabilities	54,392	77,765
Other Current Liabilities	127,234	120,399
Total Current Liabilities	1,092,759	1,008,446

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,103,367	1,987,661
Regulatory Liabilities	1,112,136	100,138
Derivative Liabilities	376,918	412,750
Accrued Pension, SERP and PBOP	354,469	300,208
Other Long-Term Liabilities	128,135	123,244
Total Deferred Credits and Other Liabilities	3,075,025	2,924,001

Capitalization:
Long-Term Debt	2,759,135	2,516,010

Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200

Common Stockholder's Equity:
Common Stock	60,352	60,352
Capital Surplus, Paid In	2,110,765	2,110,714
Retained Earnings	1,415,741	1,299,374
Accumulated Other Comprehensive Income/(Loss)	269	(53)
Common Stockholder's Equity	3,587,127	3,470,387
Total Capitalization	6,462,462	6,102,597

Commitments and Contingencies (Note 11)

Total Liabilities and Capitalization	$10,630,246	$10,035,044

The accompanying notes are an integral part of these financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
STATEMENTS OF INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2017	2016	2015

Operating Revenues	$2,887,359	$2,805,955	$2,802,675

Operating Expenses:
Purchased Power and Transmission	930,780	919,723	1,054,313
Operations and Maintenance	500,358	490,069	487,281
Depreciation	249,352	230,489	215,289
Amortization of Regulatory Assets, Net	83,166	38,765	12,318
Energy Efficiency Programs	114,713	154,015	153,725
Taxes Other Than Income Taxes	323,887	299,719	268,688
Total Operating Expenses	2,202,256	2,132,780	2,191,614
Operating Income	685,103	673,175	611,061
Interest Expense	142,973	144,110	145,795
Other Income, Net	21,242	13,497	11,490
Income Before Income Tax Expense	563,372	542,562	476,756
Income Tax Expense	186,646	208,308	177,396
Net Income	$376,726	$334,254	$299,360

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2017	2016	2015

Net Income	$376,726	$334,254	$299,360
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	334	444	444
Changes in Unrealized (Losses)/Gains on Marketable Securities	(12)	79	(89)
Other Comprehensive Income, Net of Tax	322	523	355
Comprehensive Income	$377,048	$334,777	$299,715

The accompanying notes are an integral part of these financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
STATEMENTS OF COMMON STOCKHOLDER'S EQUITY

	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2015	6,035,205	$60,352	$1,804,869	$1,072,477	$(931)	$2,936,767
Net Income				299,360		299,360
Dividends on Preferred Stock				(5,559)		(5,559)
Dividends on Common Stock				(196,000)		(196,000)
Allocation of Benefits - ESOP			743			743
Capital Stock Expenses, Net			51			51
Capital Contributions from Eversource Parent			105,000			105,000
Other Comprehensive Income					355	355
Balance as of December 31, 2015	6,035,205	60,352	1,910,663	1,170,278	(576)	3,140,717
Net Income				334,254		334,254
Dividends on Preferred Stock				(5,559)		(5,559)
Dividends on Common Stock				(199,599)		(199,599)
Capital Stock Expenses, Net			51			51
Capital Contributions from Eversource Parent			200,000			200,000
Other Comprehensive Income					523	523
Balance as of December 31, 2016	6,035,205	60,352	2,110,714	1,299,374	(53)	3,470,387
Net Income				376,726		376,726
Dividends on Preferred Stock				(5,559)		(5,559)
Dividends on Common Stock				(254,800)		(254,800)
Capital Stock Expenses, Net			51			51
Other Comprehensive Income					322	322
Balance as of December 31, 2017	6,035,205	$60,352	$2,110,765	$1,415,741	$269	$3,587,127

The accompanying notes are an integral part of these financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Thousands of Dollars)	2017	2016	2015

Operating Activities:
Net Income	$376,726	$334,254	$299,360
Adjustments to Reconcile Net Income to Net Cash Flows
Provided by Operating Activities:
Depreciation	249,352	230,489	215,289
Deferred Income Taxes	119,295	168,919	135,994
Pension, SERP and PBOP Expense, Net of Pension Contributions	7,409	6,948	14,091
Regulatory Underrecoveries, Net	(8,017)	(68,730)	(53,781)
Amortization of Regulatory Assets, Net	83,166	38,765	12,318
Refunds/(Payments) Related to Spent Nuclear Fuel, Net	—	13,568	(242,231)
Other	(37,648)	(32,212)	(36,385)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(47,768)	3,229	(29,195)
Materials and Supplies	3,612	(8,926)	22,810
Taxes Receivable/Accrued, Net	(9,688)	123,692	(13,517)
Accounts Payable	48,032	3,252	(16,910)
Other Current Assets and Liabilities, Net	20,080	(1,770)	(9,514)
Net Cash Flows Provided by Operating Activities	804,551	811,478	298,329

Investing Activities:
Investments in Property, Plant and Equipment	(824,383)	(611,984)	(523,849)
Proceeds from the Sale of Property, Plant and Equipment	—	9,047	—
Other Investing Activities	236	296	(716)
Net Cash Flows Used in Investing Activities	(824,147)	(602,641)	(524,565)

Financing Activities:
Cash Dividends on Common Stock	(254,800)	(199,599)	(196,000)
Cash Dividends on Preferred Stock	(5,559)	(5,559)	(5,559)
(Decrease)/Increase in Notes Payable to Eversource Parent	(10,600)	(197,300)	144,000
Issuance of Long-Term Debt	525,000	—	350,000
Retirements of Long-Term Debt	(250,000)	—	(162,000)
Capital Contributions from Eversource Parent	—	200,000	105,000
Other Financing Activities	15,004	(857)	(10,504)
Net Cash Flows Provided by/(Used in) Financing Activities	19,045	(203,315)	224,937
Net (Decrease)/Increase in Cash	(551)	5,522	(1,299)
Cash - Beginning of Year	6,579	1,057	2,356
Cash - End of Year	$6,028	$6,579	$1,057

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

Under the supervision and with the participation of the principal executive officer and principal financial officer, NSTAR Electric conducted an evaluation of the effectiveness of internal controls over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting were effective as of December 31, 2017.

February 23, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of NSTAR Electric Company:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NSTAR Electric Company and subsidiary (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, common stockholder’s equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 of Part IV (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a Matter

As discussed in Note 1 to the financial statements, the Company merged with Western Massachusetts Electric Company on December 31, 2017 and financial information is presented as combined and consolidated for all periods presented.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
February 23, 2018

We have served as the Company’s auditor since 2012.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(Thousands of Dollars)	2017	2016

ASSETS
Current Assets:
Cash and Cash Equivalents	$1,763	$3,494
Receivables, Net	341,341	312,497
Accounts Receivable from Affiliated Companies	40,723	17,771
Unbilled Revenues	49,865	46,961
Materials, Supplies and Inventory	95,517	70,907
Regulatory Assets	333,882	353,522
Prepayments and Other Current Assets	24,499	56,066
Total Current Assets	887,590	861,218

Property, Plant and Equipment, Net	8,246,494	7,730,096

Deferred Debits and Other Assets:
Regulatory Assets	1,190,575	1,185,037
Prepaid PBOP	126,948	91,607
Other Long-Term Assets	84,766	89,635
Total Deferred Debits and Other Assets	1,402,289	1,366,279

Total Assets	$10,536,373	$9,957,593

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$234,000	$126,500
Notes Payable to Eversource Parent	—	51,000
Long-Term Debt – Current Portion	—	400,000
Accounts Payable	340,115	288,634
Accounts Payable to Affiliated Companies	91,260	105,775
Obligations to Third Party Suppliers	88,721	66,371
Renewable Portfolio Standards Compliance Obligations	111,524	95,954
Regulatory Liabilities	79,562	78,541
Other Current Liabilities	79,916	84,933
Total Current Liabilities	1,025,098	1,297,708

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,275,814	2,327,085
Regulatory Liabilities	1,514,451	409,050
Accrued Pension and SERP	89,995	128,751
Other Long-Term Liabilities	198,176	164,503
Total Deferred Credits and Other Liabilities	3,078,436	3,029,389

Capitalization:
Long-Term Debt	2,943,759	2,244,653

Preferred Stock Not Subject to Mandatory Redemption	43,000	43,000

Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	1,502,942	1,500,642
Retained Earnings	1,944,961	1,844,195
Accumulated Other Comprehensive Loss	(1,823)	(1,994)
Common Stockholder's Equity	3,446,080	3,342,843
Total Capitalization	6,432,839	5,630,496

Commitments and Contingencies (Note 11)

Total Liabilities and Capitalization	$10,536,373	$9,957,593

The accompanying notes are an integral part of these consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2017	2016	2015

Operating Revenues	$2,980,629	$3,041,588	$3,198,887

Operating Expenses:
Purchased Power and Transmission	1,025,414	1,084,324	1,366,779
Operations and Maintenance	463,737	489,882	392,888
Depreciation	274,008	259,262	240,132
Amortization of Regulatory Assets, Net	33,831	34,332	1,556
Energy Efficiency Programs	294,053	321,787	267,622
Taxes Other Than Income Taxes	181,959	177,837	171,563
Total Operating Expenses	2,273,002	2,367,424	2,440,540
Operating Income	707,627	674,164	758,347
Interest Expense	105,729	108,428	100,139
Other Income, Net	14,913	10,830	7,854
Income Before Income Tax Expense	616,811	576,566	666,062
Income Tax Expense	242,085	225,789	265,014
Net Income	$374,726	$350,777	$401,048

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2017	2016	2015

Net Income	$374,726	$350,777	$401,048
Other Comprehensive Income, Net of Tax:
Changes in Funded Status of SERP Benefit Plan	(264)	(177)	103
Qualified Cash Flow Hedging Instruments	438	437	380
Changes in Unrealized (Losses)/Gains on Marketable Securities	(3)	22	(25)
Other Comprehensive Income, Net of Tax	171	282	458
Comprehensive Income	$374,897	$351,059	$401,506

The accompanying notes are an integral part of these consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY

	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2015	200	$—	$1,396,252	$1,647,790	$(2,734)	$3,041,308
Net Income				401,048		401,048
Dividends on Preferred Stock				(1,960)		(1,960)
Dividends on Common Stock				(235,200)		(235,200)
Other Changes in Stockholder's Equity			1,390			1,390
Other Comprehensive Income					458	458
Balance as of December 31, 2015	200	—	1,397,642	1,811,678	(2,276)	3,207,044
Net Income				350,777		350,777
Dividends on Preferred Stock				(1,960)		(1,960)
Dividends on Common Stock				(316,300)		(316,300)
Capital Contributions from Eversource Parent			103,000			103,000
Other Comprehensive Income					282	282
Balance as of December 31, 2016	200	—	1,500,642	1,844,195	(1,994)	3,342,843
Net Income				374,726		374,726
Dividends on Preferred Stock				(1,960)		(1,960)
Dividends on Common Stock				(272,000)		(272,000)
Capital Contributions from Eversource Parent			2,300			2,300
Other Comprehensive Income					171	171
Balance as of December 31, 2017	200	$—	$1,502,942	$1,944,961	$(1,823)	$3,446,080

The accompanying notes are an integral part of these consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Thousands of Dollars)	2017	2016	2015

Operating Activities:
Net Income	$374,726	$350,777	$401,048
Adjustments to Reconcile Net Income to Net Cash Flows
Provided by Operating Activities:
Depreciation	274,008	259,262	240,132
Deferred Income Taxes	110,499	101,698	212,583
Pension, SERP and PBOP (Income)/Expense, Net	(9,509)	(771)	11,639
Pension and PBOP Contributions	(90,721)	(37,305)	(9,886)
Regulatory (Under)/Over Recoveries, Net	(20,009)	118,385	(141,824)
Amortization of Regulatory Assets, Net	33,831	34,332	1,556
Bad Debt Expense	21,252	31,728	19,168
Refunds/(Payments) Related to Spent Nuclear Fuel	—	8,536	(56,001)
Other	(24,868)	(59,359)	(68,275)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(50,896)	(70,302)	(17,028)
Materials, Supplies and Inventory	(24,610)	10,571	19
Taxes Receivable/Accrued, Net	39,205	60,774	62,148
Accounts Payable	(20,421)	18,000	(5,510)
Other Current Assets and Liabilities, Net	25,913	(17,607)	50,283
Net Cash Flows Provided by Operating Activities	638,400	808,719	700,052

Investing Activities:
Investments in Property, Plant and Equipment	(719,623)	(664,932)	(604,018)
Proceeds from Sales of Marketable Securities	3,934	2,479	186,444
Purchases of Marketable Securities	(3,869)	(2,426)	(128,861)
Other Investing Activities	(3,617)	—	—
Net Cash Flows Used in Investing Activities	(723,175)	(664,879)	(546,435)

Financing Activities:
Cash Dividends on Common Stock	(272,000)	(316,300)	(235,200)
Cash Dividends on Preferred Stock	(1,960)	(1,960)	(1,960)
Increase/(Decrease) in Short-Term Debt	56,500	(28,400)	(117,500)
Capital Contributions from Eversource Parent	2,300	103,000	—
Issuance of Long-Term Debt	700,000	300,000	250,000
Retirements of Long-Term Debt	(400,000)	(200,000)	(54,700)
Other Financing Activities	(1,796)	(866)	(2,850)
Net Cash Flows Provided by/(Used in) Financing Activities	83,044	(144,526)	(162,210)
Net Decrease in Cash and Cash Equivalents	(1,731)	(686)	(8,593)
Cash and Cash Equivalents - Beginning of Year	3,494	4,180	12,773
Cash and Cash Equivalents - End of Year	$1,763	$3,494	$4,180

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

Under the supervision and with the participation of the principal executive officer and principal financial officer, PSNH conducted an evaluation of the effectiveness of internal controls over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting were effective as of December 31, 2017.

February 23, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Public Service Company of New Hampshire:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Public Service Company of New Hampshire and subsidiary (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, common stockholder’s equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 of Part IV (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
February 23, 2018

We have served as the Company’s auditor since 2002.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(Thousands of Dollars)	2017	2016

ASSETS
Current Assets:
Cash	$900	$4,646
Receivables, Net	92,774	84,450
Accounts Receivable from Affiliated Companies	5,297	4,185
Unbilled Revenues	49,448	41,004
Fuel, Materials, Supplies and Inventory	40,285	162,354
Regulatory Assets	130,134	117,240
Prepayments and Other Current Assets	28,931	28,908
Assets Held for Sale	219,550	—
Total Current Assets	567,319	442,787

Property, Plant and Equipment, Net	2,642,274	3,039,313

Deferred Debits and Other Assets:
Regulatory Assets	810,677	245,525
Other Long-Term Assets	42,391	37,720
Total Deferred Debits and Other Assets	853,068	283,245

Total Assets	$4,062,661	$3,765,345

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$262,900	$160,900
Long-Term Debt – Current Portion	110,000	70,000
Accounts Payable	128,685	85,716
Accounts Payable to Affiliated Companies	24,676	29,154
Dividends Payable to Eversource Parent	150,000	—
Regulatory Liabilities	6,251	12,659
Other Current Liabilities	67,924	43,253
Total Current Liabilities	750,436	401,682

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	443,468	785,385
Regulatory Liabilities	444,397	44,779
Accrued Pension, SERP and PBOP	124,639	94,652
Other Long-Term Liabilities	56,689	49,442
Total Deferred Credits and Other Liabilities	1,069,193	974,258

Capitalization:
Long-Term Debt	892,438	1,002,048

Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	843,134	843,134
Retained Earnings	511,382	549,286
Accumulated Other Comprehensive Loss	(3,922)	(5,063)
Common Stockholder's Equity	1,350,594	1,387,357
Total Capitalization	2,243,032	2,389,405

Commitments and Contingencies (Note 11)

Total Liabilities and Capitalization	$4,062,661	$3,765,345

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2017	2016	2015

Operating Revenues	$981,624	$959,482	$972,203

Operating Expenses:
Purchased Power, Fuel and Transmission	237,478	210,786	247,721
Operations and Maintenance	257,185	260,779	276,554
Depreciation	128,192	116,519	105,372
Amortization of Regulatory (Liabilities)/Assets, Net	(16,577)	11,170	16,276
Energy Efficiency Programs	13,788	14,204	14,324
Taxes Other Than Income Taxes	89,760	82,964	81,779
Total Operating Expenses	709,826	696,422	742,026
Operating Income	271,798	263,060	230,177
Interest Expense	51,007	50,040	45,990
Other Income, Net	3,880	1,329	3,315
Income Before Income Tax Expense	224,671	214,349	187,502
Income Tax Expense	88,675	82,364	73,060
Net Income	$135,996	$131,985	$114,442

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Thousands of Dollars)	2017	2016	2015

Net Income	$135,996	$131,985	$114,442
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	1,162	1,162	1,162
Changes in Unrealized (Losses)/Gains on Marketable Securities	(21)	136	(154)
Other Comprehensive Income, Net of Tax	1,141	1,298	1,008
Comprehensive Income	$137,137	$133,283	$115,450

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY

	Common Stock		Capital Surplus, Paid In	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
(Thousands of Dollars, Except Stock Information)	Stock	Amount
Balance as of January 1, 2015	301	$—	$748,240	$486,459	$(7,369)	$1,227,330
Net Income				114,442		114,442
Dividends on Common Stock				(106,000)		(106,000)
Allocation of Benefits - ESOP			394			394
Other Comprehensive Income					1,008	1,008
Balance as of December 31, 2015	301	—	748,634	494,901	(6,361)	1,237,174
Net Income				131,985		131,985
Dividends on Common Stock				(77,600)		(77,600)
Capital Contributions from Eversource Parent			94,500			94,500
Other Comprehensive Income					1,298	1,298
Balance as of December 31, 2016	301	—	843,134	549,286	(5,063)	1,387,357
Net Income				135,996		135,996
Dividends on Common Stock				(173,900)		(173,900)
Other Comprehensive Income					1,141	1,141
Balance as of December 31, 2017	301	$—	$843,134	$511,382	$(3,922)	$1,350,594

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Thousands of Dollars)	2017	2016	2015

Operating Activities:
Net Income	$135,996	$131,985	$114,442
Adjustments to Reconcile Net Income to Net Cash Flows
Provided by Operating Activities:
Depreciation	128,192	116,519	105,372
Deferred Income Taxes	63,883	87,345	83,776
Pension, SERP and PBOP Expense	1,368	875	4,580
Pension Contributions	(800)	(17,078)	(982)
Regulatory (Under)/Over Recoveries, Net	(30,788)	(4,491)	41
Amortization of Regulatory (Liabilities)/Assets, Net	(16,577)	11,170	16,276
Refunds Related to Spent Nuclear Fuel	—	3,926	979
Other	(10,088)	6,521	8,677
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(22,055)	(18,822)	(4,750)
Fuel, Materials, Supplies and Inventory	5,519	(5,485)	(8,729)
Taxes Receivable/Accrued, Net	339	32,303	(23,909)
Accounts Payable	29,453	11,353	(22,203)
Other Current Assets and Liabilities, Net	16,458	5,651	953
Net Cash Flows Provided by Operating Activities	300,900	361,772	274,523

Investing Activities:
Investments in Property, Plant and Equipment	(312,720)	(305,430)	(308,036)
Other Investing Activities	199	326	306
Net Cash Flows Used in Investing Activities	(312,521)	(305,104)	(307,730)

Financing Activities:
Cash Dividends on Common Stock	(23,900)	(77,600)	(106,000)
Increase/(Decrease) in Notes Payable to Eversource Parent	102,000	(70,400)	140,800
Retirements of Long-Term Debt	(70,000)	—	—
Capital Contributions from Eversource Parent	—	94,500	—
Other Financing Activities	(225)	(255)	(349)
Net Cash Flows Provided by/(Used in) Financing Activities	7,875	(53,755)	34,451
Net (Decrease)/Increase in Cash	(3,746)	2,913	1,244
Cash - Beginning of Year	4,646	1,733	489
Cash - End of Year	$900	$4,646	$1,733

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

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.     About Eversource, CL&P, NSTAR Electric and PSNH
Eversource Energy is a public utility holding company primarily engaged, through its wholly-owned regulated utility subsidiaries, in the energy delivery business.  Eversource Energy's wholly-owned regulated utility subsidiaries consist of CL&P, NSTAR Electric and PSNH (electric utilities), Yankee Gas and NSTAR Gas (natural gas utilities) and Aquarion (water utilities).  Eversource provides energy delivery and/or water service to approximately 4 million electric, natural gas and water customers through eight regulated utilities in Connecticut, Massachusetts and New Hampshire.

On December 4, 2017, Eversource completed the acquisition of Aquarion (formerly Macquarie Utilities Inc.) from Macquarie Infrastructure Partners for $1.675 billion, consisting of approximately $880 million in cash and $795 million of assumed Aquarion debt. Aquarion became an indirect wholly-owned subsidiary of Eversource. Aquarion is a holding company primarily engaged, through its three separate regulated water utility subsidiaries, in the water collection, treatment and distribution business. Eversource's consolidated financial information includes Aquarion and its subsidiaries' activity from December 4, 2017 through December 31, 2017. See Note 22A, "Acquisition of Aquarion and Goodwill - Acquisition of Aquarion," for further information.

On December 31, 2017, Western Massachusetts Electric Company ("WMECO") was merged into NSTAR Electric. In accordance with accounting guidance on combinations between entities under common control, the net assets, results of operations and cash flows of WMECO are reflected in the NSTAR Electric financial statements. NSTAR Electric's financial statements for all periods presented in this combined Annual Report on Form 10-K have been retrospectively recast as if the merger occurred on the first day of the earliest reporting period.  All contracts and operations of WMECO are now part of NSTAR Electric.  Balance sheet and income statement adjustments were made for consistent presentation between WMECO’s and NSTAR Electric’s financial statements, including the elimination of intercompany transactions and a merger-related transaction for common equity. Balance sheet adjustments included the elimination of intercompany accounts receivable and payable between NSTAR Electric and WMECO. Income statement adjustments included the elimination of intercompany revenues and expenses between NSTAR Electric and WMECO.

Eversource, CL&P, NSTAR Electric and PSNH are reporting companies under the Securities Exchange Act of 1934.  Eversource Energy is a public utility holding company under the Public Utility Holding Company Act of 2005.  Arrangements among the regulated electric companies and other Eversource companies, outside agencies and other utilities covering interconnections, interchange of electric power and sales of utility property are subject to regulation by the FERC. Eversource's regulated companies are subject to regulation of rates, accounting and other matters by the FERC and/or applicable state regulatory commissions (the PURA for CL&P and Yankee Gas, the DPU for NSTAR Electric and NSTAR Gas, the NHPUC for PSNH, and the PURA, the DPU and the NHPUC for Aquarion).

CL&P, NSTAR Electric and PSNH furnish franchised retail electric service in Connecticut, Massachusetts and New Hampshire.  Yankee Gas and NSTAR Gas are engaged in the distribution and sale of natural gas to customers within Connecticut and Massachusetts, respectively.  Aquarion is engaged in the collection, treatment and distribution of water in Connecticut, Massachusetts and New Hampshire. CL&P, NSTAR Electric and PSNH's results include the operations of their respective distribution and transmission businesses. The distribution business also included the results of PSNH's generation facilities and NSTAR Electric's solar power facilities. Eversource also has a regulated subsidiary, NPT, which was formed to construct, own and operate the Northern Pass line, a HVDC transmission line from Québec to New Hampshire under development that will interconnect with a new HVDC transmission line being developed by a transmission subsidiary of HQ.

On January 10, 2018, Eversource and PSNH completed the sale of PSNH's thermal generation assets. See Note 12, "Assets Held for Sale," for further information.

Eversource Service, Eversource's service company, and several wholly-owned real estate subsidiaries of Eversource, provide support services to Eversource, including its regulated companies.  Eversource holds several equity ownership interests, which are accounted for under the equity method. Eversource also consolidates the operations of CYAPC and YAEC, both of which are inactive regional nuclear generation companies engaged in the long-term storage of their spent nuclear fuel.

B.     Basis of Presentation
The consolidated financial statements of Eversource, NSTAR Electric and PSNH include the accounts of each of their respective subsidiaries. Intercompany transactions have been eliminated in consolidation.  The accompanying consolidated financial statements of Eversource, NSTAR Electric and PSNH and the financial statements of CL&P are herein collectively referred to as the "financial statements."

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

Eversource consolidates CYAPC and YAEC because CL&P's, NSTAR Electric's and PSNH's combined ownership interest in each of these entities is greater than 50 percent.  Intercompany transactions between CL&P, NSTAR Electric and PSNH and the CYAPC and YAEC companies have been eliminated in consolidation of the Eversource financial statements.

Eversource's utility subsidiaries' electric and natural gas distribution (including generation assets), transmission and water businesses are subject to rate regulation that is based on cost recovery and meets the criteria for application of accounting guidance for entities with rate-regulated operations, which considers the effect of regulation on the differences in the timing of the recognition of certain revenues and expenses from those of other businesses and industries.  See Note 2, "Regulatory Accounting," for further information.

Certain reclassifications of prior year data were made in the accompanying financial statements to conform to the current year presentation.

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

As of December 31, 2017 and 2016, Eversource's carrying amount of goodwill was approximately $4.4 billion and $3.5 billion, respectively. Eversource performs an assessment for possible impairment of its goodwill at least annually.  Eversource completed its annual goodwill impairment test for each of its reporting units as of October 1, 2017 and determined that no impairment exists.  See Note 22B, "Acquisition of Aquarion and Goodwill - Goodwill," for further information.

C.     Northern Pass
Northern Pass is Eversource's planned 1,090 MW HVDC transmission line that will interconnect from the Québec-New Hampshire border to Franklin, New Hampshire and an associated alternating current radial transmission line between Franklin and Deerfield, New Hampshire.
On February 1, 2018, the New Hampshire Site Evaluation Committee ("NHSEC") voted to deny Northern Pass’ siting application. On February 14, 2018, pursuant to the NHSEC’s decision, the Massachusetts EDCs, in coordination with the DOER and an independent evaluator, notified NPT that the EDCs will continue contract negotiations, with the option of discontinuing discussions and terminating its conditional selection by March 27, 2018.

Consistent with Eversource’s and HQ’s long-term relationship to bring clean energy into New England, Eversource and HQ continue to support Northern Pass and the many benefits this project will bring to our customers and region. Eversource intends to seek reconsideration of the NHSEC’s decision and to review all options for moving this critical clean energy project forward.
As of December 31, 2017, Eversource has approximately $277 million in capitalized costs associated with Northern Pass. The Company continues to believe that the Northern Pass project is probable of being placed in service. If in the future, events and changes in circumstances indicate that the Northern Pass project's capitalized costs may not be fully recoverable, the Company will then evaluate those costs for impairment. Should the Company conclude that these capitalized costs are impaired, this would have a significant negative impact on Eversource's financial position, results of operations, and cash flows.
D.     Accounting Standards
Accounting Standards Issued but Not Yet Effective: In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which amends existing revenue recognition guidance and is required to be applied either fully retrospectively (to each reporting period presented) or under a modified retrospective method (cumulatively at the date of initial application).  The FASB deferred implementation of ASU 2014-09 in ASU 2015-14, Revenue from Contracts with Customers (Topic: 606): Deferral of the Effective Date. The new accounting guidance is effective for interim and annual periods beginning in 2018 with early adoption permitted. The Company implemented the standard in the first quarter of 2018 using the modified retrospective method of adoption.   Under this method of adoption, prior year reported results are not restated.

Under the new standard, an entity must identify the performance obligations in a contract, determine the transaction price and allocate the price to specific performance obligations to recognize the revenue when the obligation is completed. The amendments in this ASU also require disclosure of sufficient information to allow users to understand the nature, amount, timing and uncertainty of revenue and cash flow arising from contracts.

The Company has reviewed and performed accounting analyses of its revenue streams under contracts with customers. These accounting analyses included reviewing representative contracts and tariffs for each material revenue stream and evaluating them under the new guidance. The majority of the Company’s sales are derived from tariffs to provide electric and natural gas to customers. For such tariffs, the Company expects that the revenue from contracts with customers under ASU 2014-09 will be equivalent to revenue from electricity and natural gas supplied and billed in that period (including estimated unbilled revenues), which is consistent with current practice.

Based on our assessments, the Company has identified one item that will be accounted for differently under the new revenue guidance as compared to current guidance. As a result of applying guidance on the unit of account under the new standard, purchases and sales of power from and to ISO-New England will be accounted for net by the hour, rather than net by the month, with no impact on net income.

After taking into consideration this identified change, the Company has concluded that the new guidance will not have a material impact on the amounts or timing of revenue recognition. Implementation of the ASU will not have a material effect on the results of operations, financial position or cash flows of Eversource, CL&P, NSTAR Electric or PSNH. Significant additional disclosures of the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers will be presented beginning in the first quarter of 2018.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Liabilities, which is required to be implemented in the first quarter of 2018.  The ASU will remove the available-for-sale designation for equity securities, whereby changes in fair value are recorded in accumulated other comprehensive income within shareholders' equity, and will require changes in fair value of all equity securities to be recorded in earnings beginning on January 1, 2018, with the unrealized gain or loss on available-for-sale equity securities as of that date reclassified to retained earnings as a cumulative effect of adoption.  The fair value of available-for-sale equity securities subject to this guidance as of December 31, 2017 was approximately $51 million with an unrealized loss of $0.1 million. The unrealized loss recorded in AOCI will be recorded as an adjustment to the opening balance of retained earnings as of January 1, 2018.  The remaining available-for-sale equity securities included in marketable securities on the balance sheet are held in nuclear decommissioning trusts and are subject to regulatory accounting treatment and will not be impacted by this guidance. Implementation of the ASU for other financial instruments is not expected to have a material impact on the financial statements of Eversource, CL&P, NSTAR Electric or PSNH.

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

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, required to be implemented in the first quarter of 2018. The ASU requires separate presentation of service cost from other components of net pension and PBOP costs, with the other components presented as non-operating income and not subject to capitalization. The ASU is required to be applied retrospectively for the separate presentation in the income statement of service costs and other components and prospectively in the balance sheet for the capitalization of only the service cost component. The implementation of the ASU will not have an impact on the net income of Eversource, CL&P, NSTAR Electric or PSNH.

E.     Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and short-term cash investments that are highly liquid in nature and have original maturities of three months or less.  At the end of each reporting period, any overdraft amounts are reclassified from Cash and Cash Equivalents to Accounts Payable on the balance sheets.

F.     Provision for Uncollectible Accounts
Eversource, including CL&P, NSTAR Electric and PSNH, presents its receivables at estimated net realizable value by maintaining a provision for uncollectible accounts.  This provision is determined based upon a variety of judgments and factors, including the application of an estimated uncollectible percentage to each receivable aging category.  The estimate is based upon historical collection and write-off experience and management's assessment of collectability from customers.  Management continuously assesses the collectability of receivables and adjusts collectability estimates based on actual experience.  Receivable balances are written off against the provision for uncollectible accounts when the customer accounts are terminated and these balances are deemed to be uncollectible.

The PURA allows CL&P and Yankee Gas to accelerate the recovery of accounts receivable balances attributable to qualified customers under financial or medical duress (uncollectible hardship accounts receivable) outstanding for greater than 180 days and 90 days, respectively.  The DPU allows NSTAR Electric and NSTAR Gas to recover in rates, amounts associated with certain uncollectible hardship accounts receivable.  These uncollectible hardship customer account balances are included in Regulatory Assets or Other Long-Term Assets on the balance sheets.

The total provision for both uncollectible accounts and for uncollectible hardship accounts (the uncollectible hardship balance is included in the total provision) is included in Receivables, Net on the balance sheets, and was as follows:

	Total Provision for Uncollectible Accounts		Uncollectible Hardship
	As of December 31,		As of December 31,
(Millions of Dollars)	2017	2016	2017	2016
Eversource	$195.7	$200.6	$122.5	$119.9
CL&P	78.9	86.4	65.5	67.7
NSTAR Electric	69.7	70.3	40.3	36.1
PSNH	10.5	9.9	—	—

G.     Fuel, Materials, Supplies and Inventory
Fuel, Materials, Supplies and Inventory include natural gas, coal, biomass and oil inventories, materials and supplies purchased primarily for construction or operation and maintenance purposes, RECs and emission allowances.  Inventory is valued at the lower of cost or net realizable value. RECs are purchased from suppliers of renewable sources of generation and are used to meet state mandated Renewable Portfolio Standards requirements.

PSNH is subject to federal and state laws and regulations that regulate emissions of air pollutants, including SO2, CO2, and NOx related to its regulated generation units, and used SO2, CO2, and NOx emissions allowances.  SO2, CO2, and NOx emissions allowances were charged to expense based on their average cost as they were utilized against emissions volumes at PSNH's generating units.

On October 11, 2017, PSNH entered into two Purchase and Sale Agreements ("Agreements") to sell its thermal and hydroelectric generation assets. The NHPUC approved the Agreements in late November 2017 and on January 10, 2018, PSNH completed the sale of its thermal generation assets. As of December 31, 2017, PSNH has classified its generation assets, which included coal, biomass and oil inventories and emission allowances, as held for sale. As of December 31, 2016, these inventories were recorded within Fuel, Materials, Supplies and Inventory on the balance sheet. See Note 12, "Assets Held for Sale," for further information.

The carrying amounts of fuel, materials and supplies, RECs, and emission allowances were as follows:

	As of December 31,
	2017				2016
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Current:
Fuel	$29.7	$—	$—	$—	$135.7	$—	$—	$99.9
Materials and Supplies	117.1	44.4	45.1	18.5	142.7	48.2	39.7	47.3
RECs	76.3	4.0	50.4	21.8	47.9	3.9	31.2	12.8
Emission Allowances	—	—	—	—	2.4	—	—	2.4
Long-Term:
Emission Allowances	—	—	—	—	17.5	—	—	17.5

H.     Deposits
As of December 31, 2017, Eversource, CL&P, NSTAR Electric and PSNH had $24.5 million, $3.1 million, $12.8 million and $0.5 million, respectively, of cash collateral posted not subject to master netting agreements, with ISO-NE related to energy transactions, which was included in Prepayments and Other Current Assets on the balance sheets.  As of December 31, 2016, these amounts were $21.7 million, $1.4 million, $11.8 million and $0.5 million for Eversource, CL&P, NSTAR Electric and PSNH, respectively.

I.     Fair Value Measurements
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

Determination of Fair Value:  The valuation techniques and inputs used in Eversource's fair value measurements are described in Note 4, "Derivative Instruments," Note 5, "Marketable Securities," Note 6, "Asset Retirement Obligations," Note 9A, "Employee Benefits – Pension Benefits and Postretirement Benefits Other Than Pensions," and Note 14, "Fair Value of Financial Instruments" to the financial statements.

J.     Derivative Accounting
Many of the electric and natural gas companies' contracts for the purchase and sale of energy or energy-related products are derivatives.  The accounting treatment for energy contracts entered into varies and depends on the intended use of the particular contract and on whether or not the contract is a derivative.  For the regulated companies, regulatory assets or regulatory liabilities are recorded to offset the fair values of derivative contracts related to energy and energy-related products, as contract settlements are recovered from, or refunded to, customers in future rates.

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

K.     Investments
Investments are included in Other Long-Term Assets on the balance sheets and earnings impacts from equity investments are included in Other Income, Net on the statements of income.

Strategic, Infrastructure and Other Investments:  As of December 31, 2017 and 2016, Eversource had investments totaling $277.6 million and $236.9 million, respectively. As of December 31, 2017 and 2016, Eversource's investments included a 15 percent ownership interest in a FERC-regulated natural gas transmission business of $159.6 million and $154.6 million, respectively, a 40 percent ownership interest in Access Northeast of $31.3 million and $30.9 million, respectively, a 37.2 percent (14.5 percent of which related to NSTAR Electric) ownership interest in two companies that transmit hydro-electricity imported from the Hydro-Quebec system in Canada of $17.7 million and $7.7 million, respectively, and other investments totaling $69.0 million and $43.7 million, respectively. NSTAR Electric's investments totaled $6.9 million and $3.0 million, respectively, as of December 31, 2017 and 2016.

Regional Decommissioned Nuclear Companies:  CL&P, NSTAR Electric and PSNH own common stock in three regional nuclear generation companies (CYAPC, YAEC and MYAPC, collectively referred to as the "Yankee Companies"), each of which owned a single nuclear generating facility that has been decommissioned.  For CL&P, NSTAR Electric and PSNH, the respective investments in CYAPC, YAEC and MYAPC are accounted for under the equity method and are included in Other Long-Term Assets on their respective balance sheets. Eversource consolidates CYAPC and YAEC because CL&P's, NSTAR Electric's and PSNH's combined ownership interest in each of these entities is greater than 50 percent.  For further information on the Yankee Companies, see Note 11C, "Commitments and Contingencies – Spent Nuclear Fuel Obligations – Yankee Companies," to the financial statements.

Equity in Earnings and Dividends from Equity Investments: For the years ended December 31, 2017, 2016 and 2015, Eversource had equity in earnings of $27.4 million, $0.2 million, and $0.9 million, respectively. Eversource received dividends from its equity method investees of $20.0 million and $0.1 million, respectively, for the years ended December 31, 2017 and 2016.

L.     Revenues
Retail Revenues:  Retail revenues are based on rates approved by respective state regulatory commissions.  In general, rates can only be changed through formal proceedings with the state regulatory commissions.  These rates are designed to recover the costs to provide service to customers, and include a return on investment.  Regulatory commission-approved tracking mechanisms are also used to recover certain costs on a fully-reconciling basis.  These tracking mechanisms require rates to be changed periodically to ensure recovery of actual costs incurred.

Certain Eversource electric, natural gas and water companies, including CL&P and NSTAR Electric (for a portion of its customers), have a regulatory commission approved revenue decoupling mechanism ("decoupled companies"). Distribution revenues are decoupled from customer sales volumes, where applicable, which breaks the relationship between sales volumes and revenues recognized. The decoupled companies reconcile their annual base distribution rate recovery to pre-established levels of baseline distribution delivery service revenues.  Any difference between the allowed level of distribution revenue and the actual amount realized is adjusted through rates in a subsequent period.

A significant portion of the electric and natural gas companies' retail revenues relate to the recovery of costs incurred for the sale of electricity and natural gas purchased on behalf of customers.  These energy supply costs are recovered from customers in rates through cost tracking mechanisms. Energy purchases are recorded in Purchased Power, Fuel and Transmission, and the sales of energy associated with these purchases are recorded in Operating Revenues on the statements of income.

Unbilled Revenues:  Because customers are billed throughout the month based on pre-determined cycles rather than on a calendar month basis, an estimate of electricity, natural gas or water delivered to customers for which the customers have not yet been billed is calculated as of the balance sheet date.  Unbilled revenues are included in Operating Revenues on the statements of income and in Current Assets on the balance sheets.  Actual amounts billed to customers when meter readings become available may vary from the estimated amount.

Unbilled revenues are recognized by allocating estimated unbilled sales volumes to the respective customer classes, and then applying an estimated rate by customer class to those sales volumes.  Unbilled revenues can vary significantly from period to period as a result of seasonality, weather, customer usage patterns, customer rates in effect for customer classes, and the timing of customer billing. The estimate of unbilled revenues can significantly impact the amount of revenues recorded at the companies that do not have a revenue decoupling mechanism.  Companies that do have a decoupling mechanism record a regulatory deferral to reflect the actual allowed amount of revenue associated with their respective decoupled distribution rate design.

Transmission Revenues - Wholesale Rates:  The Eversource electric transmission-owning companies have a combination of FERC-approved regional and local formula rates that work in tandem to recover all their transmission costs. These rates are part of the ISO-NE Tariff. Regional rates recover the costs of higher voltage transmission facilities that benefit the region, and are collected from all New England transmission customers, including the Eversource distribution businesses. Eversource and NSTAR Electric each have two sets of local rates that recover the companies' total transmission revenue requirements, less revenues received from regional rates and other sources, and are collected from Eversource's distribution businesses and other transmission customers. The distribution businesses of Eversource, in turn, recover the FERC- approved charges from retail customers through annual or semiannual tracking mechanisms. The transmission formula rates provide for the annual reconciliation and recovery or refund of estimated costs to actual costs.  The financial impacts of differences between actual and estimated costs are deferred for future recovery from, or refund to, transmission customers.  See Note 11E, "Commitments and Contingencies – FERC ROE Complaints," for complaints filed at the FERC relating to Eversource's ROE.

Transmission Revenues - Retail Rates:  A significant portion of the Eversource electric transmission segment revenue comes from ISO-NE charges to the distribution businesses of CL&P, NSTAR Electric, and PSNH, each of which recovers these costs through rates charged to their retail customers.  CL&P, NSTAR Electric and PSNH each have a retail transmission cost tracking mechanism as part of their rates, which allows the electric distribution companies to charge their retail customers for transmission costs on a timely basis.

M.     Operating Expenses
Costs related to fuel and natural gas included in Purchased Power, Fuel and Transmission on the statements of income were as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2017	2016	2015
Eversource - Natural Gas and Fuel	$432.5	$372.2	$516.7
PSNH - Fuel	43.4	45.0	85.4

N.     Allowance for Funds Used During Construction
AFUDC represents the cost of borrowed and equity funds used to finance construction and is included in the cost of the electric, natural gas and water companies' utility plant on the balance sheet.  The portion of AFUDC attributable to borrowed funds is recorded as a reduction of Interest Expense, and the AFUDC related to equity funds is recorded as Other Income, Net on the statements of income.  AFUDC costs are recovered from customers over the service life of the related plant in the form of increased revenue collected as a result of higher depreciation expense.

The average AFUDC rate is based on a FERC-prescribed formula using the cost of a company's short-term financings and capitalization (preferred stock, long-term debt and common equity), as appropriate.  The average rate is applied to average eligible CWIP amounts to calculate AFUDC.

AFUDC costs and the weighted-average AFUDC rates were as follows:

Eversource	For the Years Ended December 31,
(Millions of Dollars, except percentages)	2017	2016	2015
Borrowed Funds	$12.5	$10.8	$7.2
Equity Funds	34.4	26.2	18.8
Total AFUDC	$46.9	$37.0	$26.0
Average AFUDC Rate	5.1%	4.4%	3.9%

	For the Years Ended December 31,
	2017			2016			2015
(Millions of Dollars, except percentages)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Borrowed Funds	$5.1	$4.8	$0.7	$3.3	$5.3	$0.8	$2.6	$3.0	$1.0
Equity Funds	12.1	10.2	—	6.3	10.2	0.3	5.2	6.0	1.2
Total AFUDC	$17.2	$15.0	$0.7	$9.6	$15.5	$1.1	$7.8	$9.0	$2.2
Average AFUDC Rate	6.2%	5.0%	0.7%	4.7%	3.2%	1.0%	5.5%	3.5%	1.8%

O.     Other Income, Net
Items included within Other Income, Net on the statements of income primarily consist of investment income/(loss) related to debt and equity securities held in trust, market value changes related to deferred compensation plans, interest income, AFUDC related to equity funds, and income/(loss) related to equity method investees.  For further information on gains/(losses) related to debt and equity securities, see Note 5, "Marketable Securities," to the financial statements.  For further information on AFUDC related to equity funds, see Note 1N, "Summary of Significant Accounting Policies – Allowance for Funds Used During Construction," to the financial statements.  For further information on equity in earnings, see Note 1K, "Summary of Significant Accounting Policies – Investments," to the financial statements.

P.     Other Taxes
Eversource's companies that serve customers in Connecticut collect gross receipts taxes levied by the state of Connecticut from their customers. These gross receipts taxes are shown separately with collections in Operating Revenues and with payments in Taxes Other Than Income Taxes on the statements of income as follows:

	For the Years Ended December 31,
(Millions of Dollars)	2017	2016	2015
Eversource	$157.4	$162.7	$147.2
CL&P	137.5	145.2	128.5

As agents for state and local governments, Eversource's companies that serve customers in Connecticut and Massachusetts collect certain sales taxes that are recorded on a net basis with no impact on the statements of income.

Separately from the amounts above are $25.4 million of expense recorded as Taxes Other than Income Taxes in 2017 related to the future remittance of energy efficiency funds collected from customers in Operating Revenues to the State of Connecticut. These amounts are shown separately with collections in Operating Revenues and expenses in Taxes Other than Income Taxes on the Eversource and CL&P statements of income.

Q.     Supplemental Cash Flow Information

Eversource (Millions of Dollars)	As of and For the Years Ended December 31,
	2017	2016	2015
Cash Paid/(Received) During the Year for:
Interest, Net of Amounts Capitalized	$419.1	$398.1	$365.9
Income Taxes	30.8	(135.5)	10.3
Non-Cash Investing Activities:
Plant Additions Included in Accounts Payable (As of)	379.5	301.5	216.6

	As of and For the Years Ended December 31,
	2017			2016			2015
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Cash Paid/(Received) During the Year for:
Interest, Net of Amounts Capitalized	$144.6	$124.6	$45.9	$143.3	$112.9	$46.5	$144.4	$102.4	$42.3
Income Taxes	68.8	95.5	26.1	(73.9)	66.0	(36.0)	55.2	(5.1)	14.4
Non-Cash Investing Activities:
Plant Additions Included in Accounts Payable (As of)	132.5	116.5	44.4	116.2	87.0	37.9	76.0	50.5	46.5

In 2016, as a result of damages awarded to the Yankee Companies for spent nuclear fuel lawsuits against the DOE described in Note 11C, "Commitments and Contingencies – Spent Nuclear Fuel Obligations – Yankee Companies," CYAPC and YAEC received total proceeds of $52.2 million, which were classified as operating activities on the Eversource consolidated statements of cash flows. CYAPC returned $6.8 million of these proceeds to its non-affiliated member companies. In addition, CL&P, NSTAR Electric and PSNH received a total distribution of $14.4 million from MYAPC as a result of DOE Phase III proceeds and a distribution from its spent nuclear fuel trust.

The 2015 cash paid for interest excludes interest payments made by CL&P and NSTAR Electric in connection with the full satisfaction of their respective obligations to the DOE for the disposal of spent nuclear fuel and high-level radioactive waste for all periods prior to 1983 from their previous ownership interest in the Millstone nuclear power stations. CL&P and NSTAR Electric divested their ownership interest in Millstone in 2001. In late 2015, CL&P and NSTAR Electric made payments of $244.6 million and $57.4 million, respectively, to satisfy their pre-1983 spent nuclear fuel obligations to the DOE in full, which included accumulated interest of $178 million and $41.8 million, respectively.

R.     Related Parties
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

As of both December 31, 2017 and 2016, CL&P, NSTAR Electric and PSNH had long-term receivables from Eversource Service in the amounts of $25.0 million, $3.8 million and $5.5 million, respectively, which were included in Other Long-Term Assets on the balance sheets. These amounts related to the funding of investments held in trust by Eversource Service in connection with certain postretirement benefits for CL&P, NSTAR Electric and PSNH employees and have been eliminated in consolidation on the Eversource financial statements.

Included in the CL&P, NSTAR Electric and PSNH balance sheets as of December 31, 2017 and 2016 were Accounts Receivable from Affiliated Companies and Accounts Payable to Affiliated Companies relating to transactions between CL&P, NSTAR Electric and PSNH and other subsidiaries that are wholly-owned by Eversource.  These amounts have been eliminated in consolidation on the Eversource financial statements.

2.     REGULATORY ACCOUNTING

Eversource's utility companies are subject to rate regulation that is based on cost recovery and meets the criteria for application of accounting guidance for rate-regulated operations, which considers the effect of regulation on the timing of the recognition of certain revenues and expenses. The regulated companies' financial statements reflect the effects of the rate-making process.  The rates charged to the customers of Eversource's regulated companies are designed to collect each company's costs to provide service, including a return on investment.

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

Regulatory Assets:  The components of regulatory assets were as follows:

Eversource (Millions of Dollars)	As of December 31,
	2017	2016
Benefit Costs	$2,068.8	$1,817.8
Deferred Costs from Generation Asset Sale	516.1	—
Derivative Liabilities	367.2	423.3
Income Taxes, Net	768.9	644.5
Storm Restoration Costs	404.8	385.3
Goodwill-related	365.2	464.4
Regulatory Tracker Mechanisms	509.9	576.6
Asset Retirement Obligations	101.0	99.3
Other Regulatory Assets	137.4	115.1
Total Regulatory Assets	5,239.3	4,526.3
Less: Current Portion	741.9	887.6
Total Long-Term Regulatory Assets	$4,497.4	$3,638.7

	As of December 31,
	2017			2016
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Benefit Costs	$469.2	$560.7	$212.3	$429.3	$525.3	$184.2
Deferred Costs from Generation Asset Sale	—	—	516.1	—	—	—
Derivative Liabilities	362.3	—	—	420.5	2.8	—
Income Taxes, Net	453.8	113.2	21.7	437.0	120.5	24.2
Storm Restoration Costs	216.7	146.6	41.5	239.8	128.4	17.1
Goodwill-related	—	313.6	—	—	398.7	—
Regulatory Tracker Mechanisms	85.3	273.0	116.4	123.9	304.0	104.5
Asset Retirement Obligations	30.3	39.0	17.0	33.2	36.1	16.2
Other Regulatory Assets	27.6	78.4	15.8	43.4	22.7	16.5
Total Regulatory Assets	1,645.2	1,524.5	940.8	1,727.1	1,538.5	362.7
Less: Current Portion	200.3	333.9	130.1	335.5	353.5	117.2
Total Long-Term Regulatory Assets	$1,444.9	$1,190.6	$810.7	$1,391.6	$1,185.0	$245.5

Benefit Costs:  Eversource's Pension, SERP and PBOP Plans are accounted for in accordance with accounting guidance on defined benefit pension and other PBOP plans.  The liability (or asset) recorded by the regulated companies to recognize the funded status of their retiree benefit plans is offset by a regulatory asset (or offset by a regulatory liability in the case of a benefit plan asset) in lieu of a charge to Accumulated Other Comprehensive Income/(Loss), reflecting ultimate recovery from customers through rates.  The regulatory asset (or regulatory liability) is amortized as the actuarial gains and losses and prior service cost are amortized to net periodic benefit cost for the pension and PBOP plans.  All amounts are remeasured annually.  Regulatory accounting is also applied to the portions of Eversource's service company costs that support the regulated companies, as these amounts are also recoverable.  As these regulatory assets or regulatory liabilities do not represent a cash outlay for the regulated companies, no carrying charge is recovered from customers.

CL&P, NSTAR Electric and PSNH recover benefit costs related to their distribution and transmission operations from customers in rates as allowed by their applicable regulatory commissions.  NSTAR Electric recovers qualified pension and PBOP expenses related to its distribution operations through a rate reconciling mechanism that fully tracks the change in net pension and PBOP expenses each year.

Deferred Costs from Generation Asset Sale: Represents PSNH's $516.1 million of deferred costs associated with the sale of PSNH's generation assets that are expected to be recovered. These deferred costs were the difference between the carrying value and the fair value less costs to sell of the thermal generation assets that were classified as held for sale as of December 31, 2017. Full recovery of PSNH's generation assets (including these deferred costs and the results of the sale of the hydro generation assets) are expected to occur through a combination of cash flows during the remaining operating period, sales proceeds, and recovery of stranded costs via the issuance of bonds that will be secured by a non-bypassable charge or through recoveries in future rates billed to PSNH's customers. For further information, see Note 12, "Assets Held for Sale."

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

Storm Restoration Costs:  The storm restoration cost deferrals relate to costs incurred for major storm events at CL&P, NSTAR Electric and PSNH that each company expects to recover from customers.  A storm must meet certain criteria to qualify as a major storm with the criteria specific to each state jurisdiction and utility company.  Once a storm qualifies as a major storm, all qualifying expenses incurred during storm restoration efforts are deferred and recovered from customers.  In addition to storm restoration costs, CL&P and PSNH are each allowed to recover pre-staging storm costs.  Management believes the storm restoration costs were prudent and meet the criteria for specific cost recovery in Connecticut, Massachusetts and New Hampshire, and that recovery from customers is probable through the applicable regulatory recovery process.  Each electric utility has sought, or is seeking, recovery of its deferred storm restoration costs through its applicable regulatory recovery process.  Each electric utility company either recovers a carrying charge on its deferred storm restoration cost regulatory asset balance or the regulatory asset balance is included in rate base.

Goodwill-related:  The goodwill regulatory asset originated from a 1999 transaction, and the DPU allowed its recovery in NSTAR Electric and NSTAR Gas rates.  This regulatory asset is currently being amortized and recovered from customers in rates without a carrying charge over a 40-year period, and, as of December 31, 2017, there were 22 years of amortization remaining.

Regulatory Tracker Mechanisms:  The regulated companies' approved rates are designed to recover costs incurred to provide service to customers. The regulated companies recover certain of their costs on a fully-reconciling basis through regulatory commission-approved tracking mechanisms. The differences between the costs incurred (or the rate recovery allowed) and the actual revenues are recorded as regulatory assets (for undercollections) or as regulatory liabilities (for overcollections) to be included in future customer rates each year.  Carrying charges are recovered in rates on all material regulatory tracker mechanisms.

CL&P, NSTAR Electric and PSNH each recover, on a fully reconciling basis, the costs associated with the procurement of energy, transmission related costs from FERC-approved transmission tariffs, energy efficiency programs, low income assistance programs, certain uncollectible accounts receivable for hardship customers, and restructuring and stranded costs as a result of deregulation. Energy procurement costs at PSNH include the costs related to its generation facilities and at NSTAR Electric include the costs related to its solar power facilities.

CL&P, NSTAR Electric (for their western Massachusetts customer rates) and NSTAR Gas each have a regulatory commission approved revenue decoupling mechanism.  Distribution revenues are decoupled from customer sales volumes, where applicable, which breaks the relationship between sales volumes and revenues recognized.   In 2017 and 2016, NSTAR Electric operated under two different rate structures based on its service territory geography. For customers that were served in eastern Massachusetts, including metropolitan Boston, Cape Cod and Martha's Vineyard, NSTAR Electric operated using traditional rates. For customers that were served in western Massachusetts, including the metropolitan Springfield region, NSTAR Electric operated using decoupled rates. Effective February 1, 2018, all of NSTAR Electric's distribution revenues were decoupled as a result of the DPU-approved rate decision.  CL&P and NSTAR Electric reconciled their annual base distribution rate recovery amounts to their pre-established levels of baseline distribution delivery service revenues of $1.059 billion and $132.4 million, respectively, through December 31, 2017. Effective February 1, 2018, NSTAR Electric, operating entirely under decoupled rates, will reconcile its annual base distribution rate recovery to its new baseline of $974.8 million. Any difference between the allowed level of distribution revenue and the actual amount realized during a 12-month period is adjusted through rates in the following period.

Asset Retirement Obligations: The costs associated with the depreciation of the regulated companies' ARO assets and accretion of the ARO liabilities are recorded as regulatory assets in accordance with regulatory accounting guidance. The regulated companies' ARO assets, regulatory assets and liabilities offset and are excluded from rate base. These costs are being recovered over the life of the underlying property, plant and equipment.

Other Regulatory Assets:  Other Regulatory Assets primarily include contractual obligations associated with the remaining nuclear fuel storage costs of the CYAPC, YAEC and MYAPC nuclear facilities, environmental remediation costs, losses associated with the reacquisition or redemption of long-term debt, certain uncollectible accounts receivable for hardship customers, certain merger-related costs allowed for recovery, water tank painting costs, and various other items.

Regulatory Costs in Long-Term Assets:  Eversource's regulated companies had $105.8 million (including $18.2 million for CL&P, $42.7 million for NSTAR Electric and $27.2 million for PSNH) and $86.3 million (including $5.9 million for CL&P, $55.1 million for NSTAR Electric and $8.2 million for PSNH) of additional regulatory costs as of December 31, 2017 and 2016, respectively, that were included in long-term assets on the balance sheets.  These amounts represent incurred costs for which recovery has not yet been specifically approved by the applicable regulatory agency.  However, based on regulatory policies or past precedent on similar costs, management believes it is probable that these costs will ultimately be approved and recovered from customers in rates.

Equity Return on Regulatory Assets:  For rate-making purposes, the regulated companies recover the carrying costs related to their regulatory assets.  For certain regulatory assets, the carrying cost recovered includes an equity return component.  This equity return, which is not recorded on the balance sheets, totaled $1.0 million and $1.2 million for CL&P as of December 31, 2017 and 2016, respectively.  These carrying costs will be recovered from customers in future rates.  As of December 31, 2017 and 2016, this equity return, which is not recorded on the balance sheets, totaled $42.0 million and $44.9 million, respectively, for PSNH.  These amounts include $25 million of equity return on the Clean Air Project costs that PSNH has agreed not to bill customers as part of a generation divestiture settlement agreement.

Regulatory Liabilities:  The components of regulatory liabilities were as follows:

Eversource (Millions of Dollars)	As of December 31,
	2017	2016
Cost of Removal	$502.1	$459.7
Benefit Costs	132.3	136.2
Regulatory Tracker Mechanisms	136.7	145.3
AFUDC - Transmission	67.1	65.8
Other Regulatory Liabilities	45.2	42.1
Total Regulatory Liabilities (1)	883.4	849.1
Less: Current Portion	128.1	146.8
Total Long-Term Regulatory Liabilities (1)	$755.3	$702.3

	As of December 31,
	2017			2016
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Cost of Removal	$23.2	$293.8	$37.9	$38.8	$280.2	$44.1
Benefit Costs	—	112.6	—	—	113.1	—
Regulatory Tracker Mechanisms	34.6	77.8	5.0	37.2	78.4	10.7
AFUDC - Transmission	48.8	18.3	—	50.2	15.6	—
Other Regulatory Liabilities	12.9	3.7	2.7	21.0	0.3	2.7
Total Regulatory Liabilities (1)	119.5	506.2	45.6	147.2	487.6	57.5
Less: Current Portion	39.0	79.6	6.3	47.1	78.5	12.7
Total Long-Term Regulatory Liabilities (1)	$80.5	$426.6	$39.3	$100.1	$409.1	$44.8

(1) The amounts above do not include the impacts associated with the "Tax Cuts and Jobs Act" (the "Act"), which became law on December 22, 2017. Pursuant to the enacted law, Eversource remeasured its existing deferred federal income tax balances as of December 31, 2017 to reflect the decrease in the U.S. federal corporate income tax rate from 35 percent to 21 percent. The remeasurement resulted in provisional regulated excess accumulated deferred income tax (ADIT) liabilities that we expect to benefit our customers in future periods, which were estimated to be approximately $2.9 billion (approximately $1.0 billion at CL&P, $1.1 billion at NSTAR Electric and $0.4 billion at PSNH) as of December 31, 2017 and recognized as regulatory liabilities on the balance sheet. We estimate that about 85 percent of the provisional regulated excess ADIT liabilities relate to property, plant, and equipment with remaining useful lives estimated to be in excess of 20 years. These amounts are subject to IRS normalization rules and would be returned to customers using the same timing as the remaining useful lives of the underlying assets that gave rise to the ADIT liabilities. The Eversource regulated companies are currently working with the state regulatory commissions, who have opened investigations to examine the impact of the Act on customer rates. For further information, see Note 10, "Income Taxes," to the financial statements.

Cost of Removal:  Eversource's regulated companies currently recover amounts in rates for future costs of removal of plant assets over the lives of the assets.  The estimated cost to remove utility assets from service is recognized as a component of depreciation expense, and the cumulative amount collected from customers but not yet expended is recognized as a regulatory liability.

AFUDC - Transmission:  Regulatory liabilities were recorded by CL&P and NSTAR Electric for AFUDC accrued on certain reliability-related transmission projects to reflect local rate base recovery.  These regulatory liabilities will be amortized over the depreciable life of the related transmission assets.

FERC ROE Complaints:  As of December 31, 2017, Eversource has a reserve established for the first and second ROE complaints in the pending FERC ROE complaint proceedings, which was recorded as a regulatory liability.  The cumulative pre-tax reserve (excluding interest) as of December 31, 2017, which includes the impact of refunds given to customers, totaled $39.1 million for Eversource (including $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH). See Note 11E, "Commitments and Contingencies – FERC ROE Complaints," for further information on developments in the pending ROE complaint proceedings.

Recent Regulatory Developments:

NSTAR Electric Distribution Rate Case Decision: On November 30, 2017, the DPU issued its decision in the NSTAR Electric distribution rate case, which approved an annual distribution rate increase of $37 million, with rates effective February 1, 2018. On January 3, 2018, NSTAR Electric filed a motion to reflect a revenue requirement reduction of $56 million (due to the decrease in the federal corporate income tax rate, as part of the "Tax Cuts and Jobs Act"), resulting in an annual net decrease in rates of $19 million.

In addition to its decision regarding rates, the DPU approved an authorized regulatory ROE of 10 percent, the establishment of a revenue decoupling rate mechanism for the portion of the NSTAR Electric business that did not previously have a decoupling mechanism, and the implementation of an inflation-based adjustment mechanism with a five-year stay-out until January 1, 2023.

Among other items, the DPU approved the recovery of previously expensed merger-related costs (which were incurred by Eversource parent in prior years) over a 10-year period and the recovery of previously deferred storm costs with carrying charges at the prime rate, but disallowed certain property taxes. The rate case decision resulted in the recognition of an aggregate $44.1 million pre-tax benefit recorded in 2017 ($14.1 million at NSTAR Electric).

CL&P Rate Case Settlement: On January 11, 2018, CL&P filed a distribution rate case settlement agreement for approval by PURA, which included, among other things, rate increases of $97.1 million, $32.7 million and $24.7 million, effective May 1, 2018, 2019, and 2020, respectively, an authorized regulatory ROE of 9.25 percent, 53 percent common equity in CL&P's capital structure, and a new capital tracker through 2020 for capital additions, system resiliency, and grid modernization. The rate increases associated with the settlement agreement will be reduced by the impact of the decrease in the federal corporate income tax rate, as part of the "Tax Cuts and Jobs Act," while amounts related to ADIT will be addressed in a separate manner. CL&P expects to receive final approval from PURA in the second quarter of 2018. No actions arose from this settlement that had an impact on previously deferred costs.

3.     PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

Utility property, plant and equipment is recorded at original cost.  Original cost includes materials, labor, construction overheads and AFUDC for regulated property.  The cost of repairs and maintenance, including planned major maintenance activities, is charged to Operations and Maintenance expense as incurred.

The following tables summarize property, plant and equipment by asset category:

Eversource	As of December 31,
(Millions of Dollars)	2017	2016
Distribution - Electric	$14,410.5	$13,716.9
Distribution - Natural Gas	3,244.2	3,010.4
Transmission - Electric	9,270.9	8,517.4
Water (1)	1,558.4	—
Generation and Solar(2)	36.2	1,224.2
Utility	28,520.2	26,468.9
Other (3)	693.7	591.6
Property, Plant and Equipment, Gross	29,213.9	27,060.5
Less: Accumulated Depreciation
Utility	(6,846.9)	(6,480.4)
Other	(286.9)	(242.0)
Total Accumulated Depreciation	(7,133.8)	(6,722.4)
Property, Plant and Equipment, Net	22,080.1	20,338.1
Construction Work in Progress	1,537.4	1,012.4
Total Property, Plant and Equipment, Net	$23,617.5	$21,350.5

	As of December 31,
	2017			2016
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Distribution	$5,888.3	$6,479.0	$2,083.4	$5,562.9	$6,244.2	$1,949.8
Transmission	4,239.9	3,821.2	1,161.3	3,912.9	3,496.9	1,059.3
Generation and Solar (2)	—	36.2	—	—	36.0	1,188.2
Property, Plant and Equipment, Gross	10,128.2	10,336.4	3,244.7	9,475.8	9,777.1	4,197.3
Less: Accumulated Depreciation	(2,239.0)	(2,550.2)	(751.8)	(2,082.4)	(2,364.2)	(1,254.7)
Property, Plant and Equipment, Net	7,889.2	7,786.2	2,492.9	7,393.4	7,412.9	2,942.6
Construction Work in Progress	381.8	460.3	149.4	239.0	317.2	96.7
Total Property, Plant and Equipment, Net	$8,271.0	$8,246.5	$2,642.3	$7,632.4	$7,730.1	$3,039.3

(1)	On December 4, 2017, Eversource completed the acquisition of Aquarion. See Note 22A, "Acquisition of Aquarion and Goodwill - Acquisition of Aquarion," for further information.

(2)
On October 11, 2017, PSNH entered into two Purchase and Sale Agreements ("Agreements") to sell its thermal and hydroelectric generation assets. As of December 31, 2017, PSNH has classified its generation assets as held for sale. As of December 31, 2016, these plant balances were recorded within Property, Plant and Equipment, Net on the balance sheet. See Note 12, "Assets Held for Sale," for further information.

(3)	These assets are primarily comprised of building improvements, computer software, hardware and equipment at Eversource Service.

Depreciation of utility assets is calculated on a straight-line basis using composite rates based on the estimated remaining useful lives of the various classes of property (estimated useful life for PSNH distribution and the water utilities).  The composite rates, which are subject to approval by the appropriate state regulatory agency, include a cost of removal component, which is collected from customers over the lives of the plant assets and is recognized as a regulatory liability.  Depreciation rates are applied to property from the time it is placed in service.

Upon retirement from service, the cost of the utility asset is charged to the accumulated provision for depreciation.  The actual incurred removal costs are applied against the related regulatory liability.

The depreciation rates for the various classes of utility property, plant and equipment aggregate to composite rates as follows:

(Percent)	2017	2016	2015
Eversource	3.0%	3.0%	2.9%
CL&P	2.8%	2.7%	2.7%
NSTAR Electric	2.9%	2.9%	2.9%
PSNH	3.1%	3.1%	3.2%

The following table summarizes average remaining useful lives of depreciable assets:

	As of December 31, 2017
(Years)	Eversource	CL&P	NSTAR Electric	PSNH
Distribution	34.6	35.8	31.7	31.3
Transmission	40.9	37.2	44.7	43.5
Water	32.0	—	—	—
Solar	25.0	—	25.0	—
Other	12.7	—	—	—

4.     DERIVATIVE INSTRUMENTS

The electric and natural gas companies purchase and procure energy and energy-related products, which are subject to price volatility, for their customers.  The costs associated with supplying energy to customers are recoverable from customers in future rates.  These regulated companies manage the risks associated with the price volatility of energy and energy-related products through the use of derivative and non-derivative contracts.

Many of the derivative contracts meet the definition of, and are designated as, normal and qualify for accrual accounting under the applicable accounting guidance.  The costs and benefits of derivative contracts that meet the definition of normal are recognized in Operating Expenses or Operating Revenues on the statements of income, as applicable, as electricity or natural gas is delivered.

Derivative contracts that are not designated as normal are recorded at fair value as current or long-term Derivative Assets or Derivative Liabilities on the balance sheets.  For the electric and natural gas companies, regulatory assets or regulatory liabilities are recorded to offset the fair values of derivatives, as contract settlement amounts are recovered from, or refunded to, customers in their respective energy supply rates.

The gross fair values of derivative assets and liabilities with the same counterparty are offset and reported as net Derivative Assets or Derivative Liabilities, with current and long-term portions, on the balance sheets.  The following table presents the gross fair values of contracts, categorized by risk type, and the net amounts recorded as current or long-term derivative assets or liabilities:

	As of December 31,
	2017			2016
(Millions of Dollars)	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative	Commodity Supply and Price Risk Management	Netting (1)		Net Amount Recorded as a Derivative
Current Derivative Assets:
Level 2:
Eversource	$—	$—	$—	$6.0	$—		$6.0
Level 3:
CL&P	9.5	(7.1)	2.4	13.9	(9.4)		4.5
Long-Term Derivative Assets:
Level 2:
Eversource	$—	$—	$—	$0.3	$(0.1)		$0.2
Level 3:
CL&P	71.9	(5.3)	66.6	77.3	(11.7)		65.6
Current Derivative Liabilities:
Level 2:
Eversource	$(4.5)	$—	$(4.5)	$—	$—		$—
Level 3:
Eversource	(54.4)	—	(54.4)	(79.7)	—		(79.7)
CL&P	(54.4)	—	(54.4)	(77.8)	—		(77.8)
Long-Term Derivative Liabilities:
Level 2:
Eversource	$(0.4)	$—	$(0.4)	$—	$—	—	$—
Level 3:
Eversource	(376.9)	—	(376.9)	(413.7)	—		(413.7)
CL&P	(376.9)	—	(376.9)	(412.8)	—		(412.8)

(1)
Amounts represent derivative assets and liabilities that Eversource elected to record net on the balance sheets.  These amounts are subject to master netting agreements or similar agreements for which the right of offset exists.

The business activities that result in the recognition of derivative assets also create exposure to various counterparties.  As of December 31, 2017, CL&P's derivative assets were exposed to counterparty credit risk.  Of CL&P's derivative assets, $69.0 million was contracted with investment grade entities.

For further information on the fair value of derivative contracts, see Note 1I, "Summary of Significant Accounting Policies – Fair Value Measurements," and Note 1J, "Summary of Significant Accounting Policies – Derivative Accounting," to the financial statements.

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

As of December 31, 2017 and 2016, Eversource had NYMEX financial contracts for natural gas futures in order to reduce variability associated with the purchase price of 9.5 million and 9.2 million MMBtu of natural gas, respectively.

For the years ended December 31, 2017, 2016 and 2015, there were losses of $29.0 million, $125.5 million and $60.2 million, respectively, deferred as regulatory costs, which reflect the change in fair value associated with Eversource's derivative contracts.

Credit Risk
Certain of Eversource's derivative contracts contain credit risk contingent provisions.  These provisions require Eversource to maintain investment grade credit ratings from the major rating agencies and to post collateral for contracts in a net liability position over specified credit limits. As of December 31, 2017, Eversource had $3.4 million of derivative contracts in a net liability position that were subject to credit risk contingent provisions and would have been required to post additional collateral of $3.7 million if Eversource's unsecured debt credit ratings had been downgraded to below investment grade.  As of December 31, 2016, Eversource had no derivative contracts in a net liability position that were subject to credit risk contingent provisions.

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

The fair value of derivative contracts classified as Level 3 utilizes significant unobservable inputs.  The fair value is modeled using income techniques, such as discounted cash flow valuations adjusted for assumptions related to exit price.  Significant observable inputs for valuations of these contracts include energy and energy-related product prices in future years for which quoted prices in an active market exist.  Fair value measurements categorized in Level 3 of the fair value hierarchy are prepared by individuals with expertise in valuation techniques, pricing of energy and energy-related products, and accounting requirements.  The future power and capacity prices for periods that are not quoted in an active market or established at auction are based on available market data and are escalated based on estimates of inflation in order to address the full term of the contract.

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

The following is a summary of CL&P's Level 3 derivative contracts and the range of the significant unobservable inputs utilized in the valuations over the duration of the contracts:

	As of December 31,
	2017					2016
CL&P	Range				Period Covered	Range				Period Covered
Capacity Prices	$5.00	—	8.70	per kW-Month	2021 - 2026	$5.50	—	8.70	per kW-Month	2020 - 2026
Forward Reserve	1.00	—	2.00	per kW-Month	2018 - 2024	1.40	—	2.00	per kW-Month	2017 - 2024

Exit price premiums of 6 percent through 18 percent are also applied on these contracts and reflect the uncertainty and illiquidity premiums that would be required based on the most recent market activity available for similar type contracts.

Valuations using significant unobservable inputs:  The following table presents changes in the Level 3 category of derivative assets and derivative liabilities measured at fair value on a recurring basis.  The derivative assets and liabilities are presented on a net basis.

(Millions of Dollars)	Eversource	CL&P
Derivatives, Net:
Fair Value as of January 1, 2016	$(380.9)	$(380.8)
Net Realized/Unrealized Losses Included in Regulatory Assets and Liabilities	(130.7)	(122.7)
Settlements	88.3	83.0
Fair Value as of December 31, 2016	$(423.3)	$(420.5)
Transfer out of Level 3	1.2	—
Net Realized/Unrealized Losses Included in Regulatory Assets and Liabilities	(11.4)	(9.5)
Settlements	71.2	67.7
Fair Value as of December 31, 2017	$(362.3)	$(362.3)

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

Trading Securities:  Eversource has elected to record certain equity securities as trading securities, with the changes in fair values recorded in Other Income, Net on the statements of income.  As of December 31, 2016, these securities were classified as Level 1 in the fair value hierarchy and totaled $9.6 million.  These securities were sold during 2017 and were no longer held as of December 31, 2017. For the years ended December 31, 2016 and 2015, net gains on these securities of $0.6 million and $2.0 million, respectively, were recorded in Other Income, Net on the statements of income.  Dividend income is recorded in Other Income, Net when dividends are declared.

Available-for-Sale Securities:  The following is a summary of available-for-sale securities, which are recorded at fair value and are included in current and long-term Marketable Securities on the balance sheets.

	As of December 31,
	2017				2016
Eversource (Millions of Dollars)	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value
Debt Securities	$284.9	$3.2	$(1.1)	$287.0	$296.2	$1.1	$(2.1)	$295.2
Equity Securities	216.1	97.8	(0.1)	313.8	203.3	62.3	(1.2)	264.4

Eversource's debt and equity securities include CYAPC's and YAEC's marketable securities held in nuclear decommissioning trusts in the amounts of $503.6 million and $466.7 million as of December 31, 2017 and 2016, respectively.  Unrealized gains and losses for these nuclear decommissioning trusts are recorded in Marketable Securities with the corresponding offset to Other Long-Term Liabilities on the balance sheets, with no impact on the statements of income.

Unrealized Losses and Other-than-Temporary Impairment:  There have been no significant unrealized losses, other-than-temporary impairments or credit losses in 2017 or 2016.  Factors considered in determining whether a credit loss exists include the duration and severity of the impairment, adverse conditions specifically affecting the issuer, and the payment history, ratings and rating changes of the security.  For asset-backed debt securities, underlying collateral and expected future cash flows are also evaluated.

Realized Gains and Losses:  Realized gains and losses on available-for-sale securities are recorded in Other Income, Net for Eversource's benefit trust and are offset in Other Long-Term Liabilities for CYAPC and YAEC.  Eversource utilizes the specific identification basis method for the Eversource benefit trust, and the average cost basis method for the CYAPC and YAEC nuclear decommissioning trusts to compute the realized gains and losses on the sale of available-for-sale securities. For the year ended December 31, 2017, Eversource recognized net realized gains of $9.8 million on the sales of available-for-sale securities held in the benefit trust. The proceeds of the sales were re-invested in the Eversource benefit trust.

Contractual Maturities:  As of December 31, 2017, the contractual maturities of available-for-sale debt securities were as follows:

Eversource (Millions of Dollars)	Amortized Cost	Fair Value

Less than one year (1)	$40.2	$40.1
One to five years	46.7	47.5
Six to ten years	64.7	65.6
Greater than ten years	133.3	133.8
Total Debt Securities	$284.9	$287.0

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

Fair Value Measurements:  The following table presents the marketable securities recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

Eversource (Millions of Dollars)	As of December 31,
	2017	2016
Level 1:
Mutual Funds and Equities	$313.8	$274.0
Money Market Funds	23.3	54.8
Total Level 1	$337.1	$328.8
Level 2:
U.S. Government Issued Debt Securities (Agency and Treasury)	$70.2	$63.0
Corporate Debt Securities	50.9	41.1
Asset-Backed Debt Securities	21.2	18.5
Municipal Bonds	110.7	107.5
Other Fixed Income Securities	10.7	10.3
Total Level 2	$263.7	$240.4
Total Marketable Securities	$600.8	$569.2

U.S. government issued debt securities are valued using market approaches that incorporate transactions for the same or similar bonds and adjustments for yields and maturity dates.  Corporate debt securities are valued using a market approach, utilizing recent trades of the same or similar instruments and also incorporating yield curves, credit spreads and specific bond terms and conditions.  Asset-backed debt securities include collateralized mortgage obligations, commercial mortgage backed securities, and securities collateralized by auto loans, credit card loans or receivables.  Asset-backed debt securities are valued using recent trades of similar instruments, prepayment assumptions, yield curves, issuance and maturity dates, and tranche information.  Municipal bonds are valued using a market approach that incorporates reported trades and benchmark yields.  Other fixed income securities are valued using pricing models, quoted prices of securities with similar characteristics, and discounted cash flows.

6.     ASSET RETIREMENT OBLIGATIONS

Eversource, including CL&P, NSTAR Electric and PSNH, recognizes a liability for the fair value of an ARO on the obligation date if the liability's fair value can be reasonably estimated, even if it is conditional on a future event.  Settlement dates and future costs are reasonably estimated when sufficient information becomes available.  Management has identified various categories of AROs, primarily certain assets containing asbestos and hazardous contamination, and has performed fair value calculations reflecting expected probabilities for settlement scenarios.

The fair value of an ARO is recorded as a liability in Other Long-Term Liabilities with a corresponding amount included in Property, Plant and Equipment, Net on the balance sheets.  The ARO assets are depreciated, and the ARO liabilities are accreted over the estimated life of the obligation and the corresponding credits are recorded as accumulated depreciation and ARO liabilities, respectively.  As the electric and natural gas companies are rate-regulated on a cost-of-service basis, these companies apply regulatory accounting guidance and both the depreciation and accretion costs associated with these companies' AROs are recorded as increases to Regulatory Assets on the balance sheets.

A reconciliation of the beginning and ending carrying amounts of ARO liabilities are as follows:

Eversource (Millions of Dollars)	As of December 31,
	2017	2016
Balance as of Beginning of Year	$426.4	$430.1
Liabilities Incurred During the Year	0.2	1.3
Liabilities Settled During the Year	(19.3)	(19.0)
Accretion	26.3	22.9
Revisions in Estimated Cash Flows	(14.5)	(8.9)
Balance as of End of Year	$419.1	$426.4

	As of December 31,
	2017			2016
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Balance as of Beginning of Year	$36.0	$42.6	$23.5	$33.8	$41.0	$21.6
Liabilities Incurred During the Year	0.1	0.1	—	—	—	0.5
Liabilities Settled During the Year	(1.0)	(0.2)	—	—	(0.4)	—
Accretion	2.3	2.1	1.5	2.2	2.0	1.4
Revisions in Estimated Cash Flows	(5.9)	—	—	—	—	—
Balance as of End of Year	$31.5	$44.6	$25.0	$36.0	$42.6	$23.5

Eversource's amounts include CYAPC and YAEC's AROs of $301.5 million and $308.6 million as of December 31, 2017 and 2016, respectively. The fair value of the ARO for CYAPC and YAEC includes uncertainties of the fuel off-load dates related to the DOE's timing of performance regarding its obligation to dispose of the spent nuclear fuel and high level waste.  The incremental asset recorded as an offset to the ARO liability was fully depreciated since the plants have no remaining useful life.  Any changes in the assumptions used to calculate the fair value of the ARO liability are recorded with a corresponding offset to the related regulatory asset.  The assets held in the CYAPC and YAEC nuclear decommissioning trusts are restricted for settling the ARO and all other decommissioning obligations.  For further information on the assets held in the nuclear decommissioning trusts, see Note 5, "Marketable Securities," to the financial statements.

7.     SHORT-TERM DEBT

Short-Term Debt Borrowing Limits:  The amount of short-term borrowings that may be incurred by CL&P, NSTAR Electric and NPT is subject to periodic approval by the FERC.  Because the NHPUC has jurisdiction over PSNH's short-term debt, PSNH is not currently required to obtain FERC approval for its short-term borrowings.  On November 30, 2017, the FERC granted authorization that allows CL&P to issue total short-term borrowings in an aggregate principal amount not to exceed $600 million outstanding at any one time, through December 31, 2019.  On November 30, 2017, the FERC granted authorization that allows NSTAR Electric to issue total short-term borrowings in an aggregate principal amount not to exceed $655 million outstanding at any one time, through December 30, 2019.  On November 3, 2016, FERC authorized NPT to issue up to an aggregate of $800 million in short-term debt and long-term debt through December 31, 2018.

PSNH is authorized by regulation of the NHPUC to incur short-term borrowings up to 10 percent of net fixed plant plus an additional $60 million until further ordered by the NHPUC.  As of December 31, 2017, PSNH's short-term debt authorization under the 10 percent of net fixed plant test plus $60 million totaled approximately $364 million.

CL&P's certificate of incorporation contains preferred stock provisions restricting the amount of unsecured debt that CL&P may incur, including limiting unsecured indebtedness with a maturity of less than 10 years to 10 percent of total capitalization.  As of December 31, 2017, CL&P had $607.4 million of unsecured debt capacity available under this authorization.

Yankee Gas and NSTAR Gas are not required to obtain approval from any state or federal authority to incur short-term debt.

Commercial Paper Programs and Credit Agreements: Eversource parent has a $1.45 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt. Eversource parent, CL&P, PSNH, NSTAR Gas and Yankee Gas are also parties to a five-year $1.45 billion revolving credit facility. On December 8, 2017, Eversource parent amended and restated the revolving credit facility. The amended and restated credit facility terminates on December 8, 2022 and serves to backstop Eversource parent's $1.45 billion commercial paper program.  There were no borrowings outstanding on the revolving credit facility as of December 31, 2017 or 2016.

NSTAR Electric has a $650 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. On December 8, 2017, NSTAR Electric increased its commercial paper program from $450 million to $650 million. NSTAR Electric is also a party to a five-year $650 million revolving credit facility. On December 8, 2017, NSTAR Electric amended and restated the revolving credit facility, increasing it from $450 million to $650 million. The amended and restated credit facility terminates on December 8, 2022 and serves to backstop NSTAR Electric's $650 million commercial paper program.  There were no borrowings outstanding on the revolving credit facility as of December 31, 2017 or 2016.

The amount of borrowings outstanding and available under the commercial paper programs and revolving credit facility was as follows:

	Borrowings Outstanding as of December 31,		Available Borrowing Capacity as of December 31,		Weighted-Average Interest Rate as of December 31,
(Millions of Dollars)	2017	2016	2017	2016	2017	2016
Eversource Parent Commercial Paper Program	$979.3	$1,022.0	$470.7	$428.0	1.86%	0.88%
NSTAR Electric Commercial Paper Program	234.0	126.5	416.0	323.5	1.55%	0.71%
Revolving Credit Facility (1)	76.0	N/A	24.0	N/A	2.66%	N/A

(1) Aquarion has a $100.0 million revolving credit facility, which expires on August 19, 2019.

Amounts outstanding under the commercial paper programs and revolving credit facility are included in Notes Payable for Eversource and NSTAR Electric and are classified in current liabilities on the balance sheets as all borrowings are outstanding for no more than 364 days at one time.  As a result of the Eversource parent long-term debt issuances on January 8, 2018, the net proceeds of which were used to repay short-term borrowings outstanding under its commercial paper program, $201.2 million of commercial paper borrowings under the Eversource parent commercial paper program were reclassified as Long-Term Debt as of December 31, 2017.

As of December 31, 2017, there were intercompany loans from Eversource parent of $69.5 million to CL&P and $262.9 million to PSNH. As of December 31, 2016, there were intercompany loans from Eversource parent of $80.1 million to CL&P, $160.9 million to PSNH and $51.0 million to NSTAR Electric. These intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and are classified in current liabilities on the respective subsidiary's balance sheets.  Intercompany loans from Eversource parent are eliminated in consolidation on Eversource's balance sheets.

Under the credit facilities described above, Eversource and its subsidiaries must comply with certain financial and non-financial covenants, including a consolidated debt to total capitalization ratio.  As of December 31, 2017 and 2016, Eversource and its subsidiaries were in compliance with these covenants. If Eversource or its subsidiaries were not in compliance with these covenants, an event of default would occur requiring all outstanding borrowings by such borrower to be repaid, and additional borrowings by such borrower would not be permitted under its respective credit facility.

8.     LONG-TERM DEBT

Details of long-term debt outstanding are as follows:

CL&P (Millions of Dollars)	As of December 31,
	2017	2016
First Mortgage Bonds:
7.875% 1994 Series D due 2024	$139.8	$139.8
5.750% 2004 Series B due 2034	130.0	130.0
5.625% 2005 Series B due 2035	100.0	100.0
6.350% 2006 Series A due 2036	250.0	250.0
5.375% 2007 Series A due 2017	—	150.0
5.750% 2007 Series B due 2037	150.0	150.0
5.750% 2007 Series C due 2017	—	100.0
6.375% 2007 Series D due 2037	100.0	100.0
5.650% 2008 Series A due 2018	300.0	300.0
5.500% 2009 Series A due 2019	250.0	250.0
2.500% 2013 Series A due 2023	400.0	400.0
4.300% 2014 Series A due 2044	475.0	250.0
4.150% 2015 Series A due 2045	350.0	350.0
3.200% 2017 Series A due 2027	300.0	—
Total First Mortgage Bonds	2,944.8	2,669.8
Pollution Control Revenue Bonds:
4.375% Fixed Rate Tax Exempt due 2028	120.5	120.5
Less Amounts due Within One Year	(300.0)	(250.0)
Unamortized Premiums and Discounts, Net	11.5	(10.0)
Unamortized Debt Issuance Costs	(17.7)	(14.3)
CL&P Long-Term Debt	$2,759.1	$2,516.0

NSTAR Electric (Millions of Dollars)	As of December 31,
	2017	2016
Debentures:
5.750% due 2036	$200.0	$200.0
5.625% due 2017	—	400.0
5.500% due 2040	300.0	300.0
2.375% due 2022	400.0	400.0
4.400% due 2044	300.0	300.0
3.250% due 2025	250.0	250.0
2.700% due 2026	250.0	250.0
3.200% due 2027	700.0	—
Total Debentures	2,400.0	2,100.0
Notes:
5.900% Senior Notes Series B due 2034	50.0	50.0
6.700% Senior Notes Series D due 2037	40.0	40.0
5.100% Senior Notes Series E due 2020	95.0	95.0
3.500% Senior Notes Series F due 2021	250.0	250.0
3.880% Senior Notes Series G due 2023	80.0	80.0
2.750% Senior Notes Series H due 2026	50.0	50.0
Total Notes	565.0	565.0
Less Amounts due Within One Year	—	(400.0)
Unamortized Premiums and Discounts, Net	(1.8)	(4.9)
Unamortized Debt Issuance Costs	(19.4)	(15.5)
NSTAR Electric Long-Term Debt	$2,943.8	$2,244.6

PSNH (Millions of Dollars)	As of December 31,
	2017	2016
First Mortgage Bonds:
5.600% Series M due 2035	$50.0	$50.0
6.150% Series N due 2017	—	70.0
6.000% Series O due 2018	110.0	110.0
4.500% Series P due 2019	150.0	150.0
4.050% Series Q due 2021	122.0	122.0
3.200% Series R due 2021	160.0	160.0
3.500% Series S due 2023	325.0	325.0
Total First Mortgage Bonds	917.0	987.0
Pollution Control Revenue Bonds:
Adjustable Rate Tax Exempt Series A due 2021 (2.048% and 1.138% as of December 31, 2017 and 2016, respectively)	89.3	89.3
Less Amounts due Within One Year	(110.0)	(70.0)
Unamortized Premiums and Discounts, Net	0.2	0.1
Unamortized Debt Issuance Costs	(4.1)	(4.4)
PSNH Long-Term Debt	$892.4	$1,002.0

OTHER (Millions of Dollars)	As of December 31,
	2017	2016
Yankee Gas - First Mortgage Bonds: 3.020% - 8.480% due 2018 - 2044	$520.0	$445.0
NSTAR Gas - First Mortgage Bonds: 4.350% - 9.950% due 2020 - 2045	285.0	310.0
Eversource Parent and Other - Notes and Debentures:
4.500% Debentures due 2019	350.0	350.0
1.450% - 4.000% Senior Notes due 2018 - 2026	3,260.0	1,700.0
Notes Payable Unsecured 3.57% - 6.430% due 2021 - 2037	290.9	—
Notes Payable Secured 4.10% - 9.64% due 2021 - 2035	70.4	—
Pre-1983 Spent Nuclear Fuel Obligation (CYAPC)	181.4	180.0
Fair Value Adjustment (1)	172.6	144.6
Less Fair Value Adjustment - Current Portion (1)	(35.4)	(28.9)
Less Amounts due in One Year	(104.2)	(25.0)
Commercial Paper Classified as Long-Term Debt	201.2	—
Unamortized Premiums and Discounts, Net	1.5	(1.8)
Unamortized Debt Issuance Costs	(12.8)	(7.1)
Total Other Long-Term Debt	5,180.6	$3,066.8

Total Eversource Long-Term Debt	11,775.9	$8,829.4

(1)
The fair value adjustment amount is the purchase price adjustments, net of amortization, required to record the NSTAR long-term debt at fair value on the date of the 2012 merger and to record the Aquarion long-term debt at fair value as of December 4, 2017.

Long-Term Debt Issuances and Repayments: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Issue Date	Issuances/(Repayments)	Maturity Date	Use of Proceeds
CL&P:
3.20% 2017 Series A First Mortgage Bonds	March 2017	$300.0	2027	Repay short-term debt borrowings
4.30% 2014 Series A First Mortgage Bonds (1)	August 2017	225.0	2044	Refinance short-term debt and fund working capital and capital expenditures
5.375% 2007 Series A First Mortgage Bonds	March 2007	(150.0)	2017	N/A
5.75% 2007 Series C First Mortgage Bonds	September 2007	(100.0)	2017	N/A
NSTAR Electric:
3.20% Debentures	May 2017	350.0	2027	Repay short-term borrowings and fund capital expenditures and working capital
3.20% Debentures (2)	October 2017	350.0	2027	Redeem long-term debt that matured in 2017
5.625% Debentures	November 2007	(400.0)	2017	N/A
PSNH:
6.15% Series N First Mortgage Bonds	September 2007	(70.0)	2017	N/A
Other:
Yankee Gas 3.02% Series N First Mortgage Bonds	September 2017	75.0	2027	Repay short-term borrowings
NSTAR Gas 7.04% Series M First Mortgage Bonds	September 1997	(25.0)	2017	N/A
Eversource Parent 2.75% Series K Senior Notes	March 2017	300.0	2022	Repay short-term borrowings
Eversource Parent 2.75% Series K Senior Notes (3)	October 2017	450.0	2022	Repay short-term borrowings
Eversource Parent 2.90% Series L Senior Notes	October 2017	450.0	2024	Repay short-term borrowings
Eversource Parent 2.50% Series I Senior Notes (4)	January 2018	200.0	2021	Repay long-term debt due to mature in 2018 and repay short-term borrowings
Eversource Parent 3.30% Series M Senior Notes	January 2018	450.0	2028	Repay long-term debt due to mature in 2018
Eversource Parent 1.60% Series G Senior Notes (5)	January 2015	(150.0)	2018	N/A

(1)	These bonds are part of the existing series initially issued by CL&P in 2014. The aggregate outstanding principal amount for these bonds is now $475 million.

(2)	These debentures are part of the same series initially issued by NSTAR Electric in May 2017. The aggregate outstanding principal amount for these debentures is now $700 million.

(3)	These notes are part of the same series issued by Eversource parent in March 2017. The aggregate outstanding principal amount for these notes is now $750 million.

(4)	These notes are part of the same series issued by Eversource parent in March 2016. The aggregate outstanding principal amount for these notes is now $450 million.

(5)	Represents a repayment at maturity on January, 15 2018.

As a result of the Eversource parent debt issuances in January 2018, $446.8 million of current portion of long-term debt related to two Eversource parent issuances maturing in 2018 and $201.2 million of commercial paper borrowings were reclassified to Long-Term Debt as of December 31, 2017.

Long-Term Debt Issuance Authorizations: On January 4, 2017, PURA approved CL&P's request for authorization to issue up to $1.325 billion in long-term debt through December 31, 2020. On March 30, 2017, the DPU approved NSTAR Electric's request for authorization to issue up to $700 million in long-term debt through December 31, 2018. On December 20, 2017, PURA approved Yankee Gas' request to extend the authorization period for issuance of up to $50 million in long-term debt from December 31, 2017 to December 31, 2018.

Long-Term Debt Provisions:  The utility plant of CL&P, PSNH, Yankee Gas and NSTAR Gas is subject to the lien of each company's respective first mortgage bond indenture.  The Eversource parent and NSTAR Electric debt is unsecured.  Additionally, the long-term debt agreements provide that Eversource and certain of its subsidiaries must comply with certain covenants as are customarily included in such agreements, including equity requirements for NSTAR Electric and NSTAR Gas.  Under the equity requirements, NSTAR Electric's senior notes must maintain a certain consolidated indebtedness to capitalization ratio as of the end of any fiscal quarter and NSTAR Gas' outstanding long-term debt must not exceed equity.

CL&P's obligation to repay the PCRBs is secured by first mortgage bonds.  The first mortgage bonds contain similar terms and provisions as the applicable series of PCRBs.  If CL&P fails to meet its obligations under the first mortgage bonds, then the holder of the first mortgage bonds (the issuer of the PCRBs) would have rights under the first mortgage bonds.  CL&P's tax-exempt PCRBs will be subject to redemption at par on or after September 1, 2021.  All other long-term debt securities are subject to make-whole provisions.

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

Certain secured and unsecured notes payable are callable at redemption price and are subject to make-whole provisions.

Eversource, NSTAR Electric and Yankee Gas have certain long-term debt agreements that contain cross-default provisions.  No other debt issuances contain cross-default provisions as of December 31, 2017.

Pre-1983 Spent Nuclear Fuel Obligation:  Under the Nuclear Waste Policy Act of 1982, the DOE is responsible for the selection and development of repositories for, and the disposal of, spent nuclear fuel and high-level radioactive waste. CYAPC is obligated to pay the DOE for the costs to dispose of spent nuclear fuel and high-level radioactive waste generated prior to April 7, 1983 (pre-1983 Spent Nuclear Fuel) and recorded an accrual for the full liability thereof to the DOE. This liability accrues interest costs at the 3-month Treasury bill yield rate. For nuclear fuel used to generate electricity prior to April 7, 1983, payment may be made any time prior to the first delivery of spent fuel to the DOE. Fees for disposal of nuclear fuel burned on or after April 7, 1983 were billed to member companies and paid to the DOE.

As of December 31, 2017 and 2016, as a result of consolidating CYAPC, Eversource has consolidated $181.4 million and $180.0 million, respectively, in pre-1983 spent nuclear fuel obligations to the DOE. These obligations include accumulated interest costs of $132.6 million and $131.2 million as of December 31, 2017 and 2016, respectively.  CYAPC maintains a trust to fund amounts due to the DOE for the disposal of pre-1983 spent nuclear fuel.  For further information, see Note 5, "Marketable Securities," to the financial statements.

Long-Term Debt Maturities:  Long-term debt maturities on debt outstanding for the years 2018 through 2022 and thereafter are shown below. These amounts exclude the CYAPC pre-1983 spent nuclear fuel obligation, net unamortized premiums, discounts and debt issuance costs, and other fair value adjustments as of December 31, 2017:

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
2018	$961.0	$300.0	$—	$110.0
2019	801.0	250.0	—	150.0
2020	296.1	—	95.0	—
2021	922.8	—	250.0	371.3
2022	1,188.9	—	400.0	—
Thereafter	7,643.1	2,515.3	2,220.0	375.0
Total	$11,812.9	$3,065.3	$2,965.0	$1,006.3

9.     EMPLOYEE BENEFITS

A.     Pension Benefits and Postretirement Benefits Other Than Pensions
Eversource provides defined benefit plans (the "Pension Plans") that cover eligible employees, including, among others, employees of CL&P, NSTAR Electric and PSNH.  The Pension Plans are subject to the provisions of ERISA, as amended by the PPA of 2006. Eversource's policy is to annually fund the Pension Plans in an amount at least equal to an amount that will satisfy all federal funding requirements. In addition to the Pension Plans, Eversource maintains SERP Plans which provide benefits in excess of Internal Revenue Code limitations to eligible participants consisting of current and retired employees.

Eversource also provides defined benefit postretirement plans (the "PBOP Plans") that provided certain benefits, primarily medical, dental and life insurance to eligible employees that met certain age and service eligibility requirements. In August 2016, Eversource Service amended its PBOP Plan, which standardized separate benefit structures that existed within the plan and made other benefit changes. The new plan provides life insurance and a health reimbursement arrangement created for the purpose of reimbursing retirees and dependents for health insurance premiums and certain medical expenses. The benefits provided under the PBOP Plans are not vested, and the Company has the right to modify any benefit provision subject to applicable laws at that time. Eversource annually funds postretirement costs through tax deductible contributions to external trusts.

Because the regulated companies recover the retiree benefit costs from customers through rates, regulatory assets are recorded in lieu of recording an adjustment to Accumulated Other Comprehensive Income/(Loss) for the funded status of the Pension, SERP and PBOP Plans.  Regulatory accounting is also applied to the portions of the Eversource Service costs that support the regulated companies, as these costs are also recovered from customers.  Adjustments to the Pension and PBOP Plans funded status for the unregulated companies are recorded on an after-tax basis to Accumulated Other Comprehensive Income/(Loss).  For further information, see Note 2, "Regulatory Accounting," and Note 15, "Accumulated Other Comprehensive Income/(Loss)," to the financial statements.

The difference between the actual return and calculated expected return on plan assets for the Pension and PBOP Plans is reflected as a component of unrecognized actuarial gains or losses, which are recorded in Regulatory Assets or Accumulated Other Comprehensive Income/(Loss). Unrecognized actuarial gains or losses are amortized as a component of pension and PBOP expense over the estimated average future employee service period.

Pension and SERP Plans:  The Pension and SERP Plans are accounted for under the multiple-employer approach, with each operating company's balance sheet reflecting its share of the funded status of the plans.  Although Eversource maintains marketable securities in a benefit trust, the SERP Plans do not contain any assets.  For further information, see Note 5, "Marketable Securities," to the financial statements.  The following table provides information on the Pension and SERP Plan benefit obligations, fair values of Pension Plan assets, and funded status:

	Pension and SERP
	As of December 31, 2017				As of December 31, 2016
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Change in Benefit Obligation:
Benefit Obligation as of Beginning of Year	$(5,242.3)	$(1,170.2)	$(1,217.3)	$(572.2)	$(5,080.1)	$(1,157.6)	$(1,187.3)	$(547.6)
Plan Amendment	—	—	—	—	(9.0)	—	(2.8)	—
Employee Transfers	—	8.2	5.5	(0.7)	—	8.8	1.3	2.4
Service Cost	(71.3)	(18.5)	(15.5)	(9.7)	(75.0)	(18.8)	(16.3)	(9.9)
Interest Cost	(188.0)	(41.6)	(42.7)	(21.2)	(185.5)	(41.6)	(42.2)	(20.7)
Actuarial Loss	(548.7)	(116.9)	(143.5)	(65.1)	(151.8)	(23.9)	(37.2)	(21.5)
Benefits Paid - Pension	243.7	63.5	55.4	26.4	254.0	62.6	67.0	24.9
Benefits Paid - Lump Sum	18.4	—	6.8	—	—	—	—	—
Benefits Paid - SERP	20.4	0.3	0.3	0.3	5.1	0.3	0.2	0.2
Increase due to acquisition of Aquarion	(168.7)	—	—	—	—	—	—	—
Benefit Obligation as of End of Year	$(5,936.5)	$(1,275.2)	$(1,351.0)	$(642.2)	$(5,242.3)	$(1,170.2)	$(1,217.3)	$(572.2)
Change in Pension Plan Assets:
Fair Value of Pension Plan Assets as of Beginning of Year	$4,076.0	$905.5	$1,088.3	$494.0	$3,905.4	$913.5	$1,053.7	$470.5
Employee Transfers	—	(8.2)	(5.5)	0.7	—	(8.8)	(1.3)	(2.4)
Employer Contributions	235.2	2.5	85.4	0.8	146.2	0.4	28.4	17.1
Actual Return on Pension Plan Assets	589.7	126.7	154.8	70.4	278.4	63.0	74.5	33.7
Benefits Paid	(243.7)	(63.5)	(55.4)	(26.4)	(254.0)	(62.6)	(67.0)	(24.9)
Benefits Paid - Lump Sum	(18.4)	—	(6.8)	—	—	—	—	—
Increase due to acquisition of Aquarion	100.7	—	—	—	—	—	—	—
Fair Value of Pension Plan Assets as of End of Year	$4,739.5	$963.0	$1,260.8	$539.5	$4,076.0	$905.5	$1,088.3	$494.0
Funded Status as of December 31st	$(1,197.0)	$(312.2)	$(90.2)	$(102.7)	$(1,166.3)	$(264.7)	$(129.0)	$(78.2)

In 2017, there was a decrease to the discount rate used to calculate the funded status of the Eversource pension liability, which resulted in an increase to Eversource's pension liability of approximately $390 million as of December 31, 2017.

In 2016, there was a decrease in the discount rate used to calculate the funded status of the Eversource pension liability, which resulted in an increase to Eversource's pension liability of approximately $177 million, partially offset by a revised scale for the mortality table resulting in a decrease to Eversource's pension liability of approximately $32 million as of December 31, 2016. In December 2016, Eversource amended its pension plan to adjust the calculation of lump sum payments or annuity payments for certain employees. This amendment resulted in an increase to the liability of $9 million as of December 31, 2016.

The pension and SERP Plans' funded status includes the current portion of the SERP liability totaling $8.4 million and $24.8 million as of December 31, 2017 and 2016, respectively, which is included in Other Current Liabilities on the balance sheets.

As of December 31, 2017 and 2016, the accumulated benefit obligation for the Pension and SERP Plans is as follows:

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
2017	$5,583.6	$1,179.2	$1,260.1	$597.2
2016	4,829.6	1,065.2	1,124.8	518.9

The following actuarial assumptions were used in calculating the Pension and SERP Plans' year end funded status:

	Pension and SERP
	As of December 31,
	2017			2016
Discount Rate	3.43%	—	3.75%	4.01%	—	4.33%
Compensation/Progression Rate	3.50%	—	4.00%	3.50%

Pension and SERP Expense:  Eversource charges net periodic pension expense to its subsidiaries based on the actual participant demographic data for each subsidiary's participants.  The actual investment return in the trust is allocated to each of the subsidiaries annually in proportion to the investment return expected to be earned during the year.

Effective January 1, 2016, the Company refined its method of estimating the discount rate for the service and interest cost components of Pension expense from the yield-curve approach to the spot rate methodology, which provides a more precise measurement by matching projected cash flows to the corresponding spot rates on the yield curve. Historically, these components were estimated using the same weighted-average discount rate as for the funded status. The total pre-tax benefit of this change on Pension expense, prior to the capitalized portion and amounts deferred and recovered through rate reconciliation mechanisms, for the year ended December 31, 2016 was approximately $46 million.

The components of net periodic benefit expense for the Pension and SERP Plans are shown below.  The net periodic benefit expense and the intercompany allocations, less the capitalized portions of pension and SERP amounts, are included in Operations and Maintenance expense on the statements of income. Capitalized amounts relate to employees working on capital projects and are included in Property, Plant and Equipment, Net on the balance sheets.  Pension and SERP expense reflected in the statements of cash flows for CL&P, NSTAR Electric and PSNH does not include the intercompany allocations or the corresponding capitalized portion, as these amounts are cash settled on a short-term basis.

	Pension and SERP
	For the Year Ended December 31, 2017
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$71.3	$18.5	$15.5	$9.7
Interest Cost	188.0	41.6	42.7	21.2
Expected Return on Pension Plan Assets	(334.1)	(71.7)	(87.6)	(40.0)
Actuarial Loss	135.2	27.7	41.1	11.6
Prior Service Cost	4.5	1.5	0.6	0.5
Total Net Periodic Benefit Expense	$64.9	$17.6	$12.3	$3.0
Intercompany Allocations	N/A	$9.8	$9.1	$3.3
Capitalized Pension Expense	$22.0	$9.7	$7.6	$1.5

	Pension and SERP
	For the Year Ended December 31, 2016
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$75.0	$18.8	$16.3	$9.9
Interest Cost	185.5	41.6	42.2	20.7
Expected Return on Pension Plan Assets	(317.9)	(72.1)	(85.1)	(38.6)
Actuarial Loss	125.7	25.4	39.9	9.9
Prior Service Cost	3.6	1.5	0.3	0.5
Total Net Periodic Benefit Expense	$71.9	$15.2	$13.6	$2.4
Intercompany Allocations	N/A	$13.8	$11.4	$4.0
Capitalized Pension Expense	$22.1	$9.3	$8.0	$1.4

	Pension and SERP
	For the Year Ended December 31, 2015
(Millions of Dollars)	Eversource (1)	CL&P	NSTAR Electric	PSNH (1)
Service Cost	$91.4	$24.7	$19.2	$12.1
Interest Cost	227.0	51.1	50.6	24.3
Expected Return on Pension Plan Assets	(335.9)	(78.9)	(88.9)	(40.4)
Actuarial Loss	148.5	32.2	42.2	11.6
Prior Service Cost	3.7	1.5	0.2	0.5
Total Net Periodic Benefit Expense	$134.7	$30.6	$23.3	$8.1
Intercompany Allocations	N/A	$22.5	$18.0	$6.7
Capitalized Pension Expense	$41.0	$18.8	$13.3	$3.5

(1)	Amounts exclude $3.2 million for the year ended December 31, 2015 that represent amounts included in other deferred debits.

The following actuarial assumptions were used to calculate Pension and SERP expense amounts:

	Pension and SERP
	For the Years Ended December 31,
	2017			2016			2015
Discount Rate	3.20%	—	3.90%	3.27%	—	4.89%	4.20%
Expected Long-Term Rate of Return	8.25%			8.25%			8.25%
Compensation/Progression Rate	3.50%			3.50%			3.50%

The following is a summary of the changes in plan assets and benefit obligations recognized in Regulatory Assets and Other Comprehensive Income ("OCI") as well as amounts in Regulatory Assets and OCI that were reclassified as net periodic benefit expense during the years presented:

	Regulatory Assets		OCI
	For the Years Ended December 31,
(Millions of Dollars)	2017	2016	2017	2016
Actuarial Losses Arising During the Year	$333.0	$184.6	$9.3	$6.8
Actuarial Losses Reclassified as Net Periodic Benefit Expense	(129.5)	(119.9)	(5.7)	(5.8)
Prior Service Cost/(Credit) Arising During the Year	1.0	7.1	(0.4)	1.9
Prior Service Cost Reclassified as Net Periodic Benefit Expense	(4.1)	(3.4)	(0.4)	(0.2)

The following is a summary of the remaining Regulatory Assets and Accumulated Other Comprehensive Loss amounts that have not been recognized as components of net periodic benefit expense as of December 31, 2017 and 2016, as well as the amounts that are expected to be recognized as components in 2018:

	Regulatory Assets as of December 31,		Expected 2018 Expense	AOCL as of December 31,		Expected 2018 Expense
(Millions of Dollars)	2017	2016		2017	2016
Actuarial Loss	$1,935.8	$1,732.3	$141.8	$85.7	$82.1	$5.8
Prior Service Cost	10.3	13.4	4.2	1.5	2.3	0.3

PBOP Plans: The PBOP Plans are accounted for under the multiple-employer approach, with each operating company's balance sheet reflecting its share of the funded status of the plans.  The following table provides information on the PBOP Plan benefit obligations, fair values of plan assets, and funded status:

	PBOP
	As of December 31,
	2017				2016
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Change in Benefit Obligation:
Benefit Obligation as of Beginning of Year	$(810.0)	$(165.0)	$(270.0)	$(89.7)	$(1,051.4)	$(164.0)	$(447.2)	$(88.5)
Plan Amendment	—	—	—	—	244.0	(12.5)	193.6	(6.7)
Employee Transfers	—	2.4	1.5	0.2	—	1.3	0.5	0.3
Service Cost	(9.5)	(1.9)	(1.7)	(1.3)	(12.2)	(2.0)	(3.4)	(1.3)
Interest Cost	(27.1)	(5.3)	(8.7)	(3.0)	(32.9)	(5.3)	(13.3)	(2.9)
Actuarial Gain/(Loss)	(81.8)	(18.5)	(13.2)	(11.9)	(17.7)	3.6	(23.5)	3.6
Benefits Paid	41.5	9.9	13.5	4.6	60.2	13.9	23.3	5.8
Increase due to acquisition of Aquarion	(61.7)	—	—	—	—	—	—	—
Benefit Obligation as of End of Year	$(948.6)	$(178.4)	$(278.6)	$(101.1)	$(810.0)	$(165.0)	$(270.0)	$(89.7)
Change in Plan Assets:
Fair Value of Plan Assets as of Beginning of Year	$815.8	$129.2	$361.6	$73.2	$812.2	$136.7	$352.0	$75.8
Employee Transfers	—	(1.5)	(0.8)	—	—	(0.8)	(0.6)	(0.2)
Actual Return on Plan Assets	118.0	18.1	52.9	10.4	51.3	7.2	24.6	3.4
Employer Contributions	7.6	—	5.3	—	12.5	—	8.9	—
Benefits Paid	(41.5)	(9.9)	(13.5)	(4.6)	(60.2)	(13.9)	(23.3)	(5.8)
Increase due to acquisition of Aquarion	22.3	—	—	—	—	—	—	—
Fair Value of Plan Assets as of End of Year	$922.2	$135.9	$405.5	$79.0	$815.8	$129.2	$361.6	$73.2
Funded Status as of December 31st	$(26.4)	$(42.5)	$126.9	$(22.1)	$5.8	$(35.8)	$91.6	$(16.5)

The Eversource funded status includes a prepaid asset of $13.1 million recorded in Other Long-Term Assets and a liability of $39.5 million included in Accrued Pension, SERP and PBOP on the balance sheet.

As of December 31, 2017, there was a decrease in the discount rate used to calculate the funded status, as compared to the discount rate as of December 31, 2016, resulting in an increase to the Eversource PBOP liability of approximately $64 million.

The August 2016 PBOP plan amendment resulted in a reduction to Eversource's accumulated benefit liability of approximately $244 million. As of December 31, 2016, there was a decrease in the discount rate used to calculate the funded status, as compared to the discount rate as of December 31, 2015, resulting in an increase to the Eversource liability of approximately $75 million, which was partially offset by a decrease of approximately $52 million from changes in mortality and other assumptions.

The following actuarial assumptions were used in calculating the PBOP Plans' year end funded status:

	PBOP
	As of December 31,
	2017			2016
Discount Rate	3.55%	—	3.70%	4.21%

For the Eversource Service PBOP Plan, effective with the plan amendment that standardized plan designs and made benefit changes in August 2016, the health care cost trend rate is no longer applicable.

PBOP Expense:  Eversource charges net periodic postretirement benefits expense to its subsidiaries based on the actual participant demographic data for each subsidiary's participants.  The actual investment return in the trust each year is allocated to each of the subsidiaries annually in proportion to the investment return expected to be earned during the year.

Effective January 1, 2016, the Company refined its method of estimating the discount rate for the service and interest cost components of PBOP expense from the yield-curve methodology to the spot rate methodology, which provides a more precise measurement by matching projected cash flows to the corresponding spot rates on the yield curve. Historically these components were estimated using the same weighted-average discount rate as for the funded status. The total pre-tax benefit of this change on PBOP expense, prior to the capitalized portion and amounts deferred and recovered through rate reconciliation mechanisms, for the year ended December 31, 2016 was approximately $10 million.

The August 2016 PBOP Plan amendment resulted in a remeasurement of the benefit obligation and annual expense using assumptions at that point in time, including updated discount rates and asset values. The remeasurement resulted in a decrease in net periodic benefit costs for PBOP benefits, prior to the capitalized portion and amounts deferred and recovered through rate reconciliation mechanisms, of approximately $10 million, which was recorded in 2016, and most of this amount will be deferred for future refund to customers.

The components of net periodic benefit expense for the PBOP Plans are shown below.  The net periodic benefit expense and the intercompany allocations, less the capitalized portion of PBOP, are included in Operations and Maintenance expense on the statements of income. Capitalized PBOP amounts relate to employees working on capital projects and are included in Property, Plant and Equipment, Net on the balance sheets. PBOP expense reflected in the statements of cash flows for CL&P, NSTAR Electric and PSNH does not include the intercompany allocations or the corresponding capitalized portion, as these amounts are cash settled on a short-term basis.

	PBOP
	For the Year Ended December 31, 2017
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$9.5	$1.9	$1.7	$1.3
Interest Cost	27.1	5.3	8.7	3.0
Expected Return on Plan Assets	(63.7)	(9.7)	(28.6)	(5.5)
Actuarial Loss	9.1	1.0	3.4	0.6
Prior Service (Credit)/Cost	(21.6)	1.1	(17.0)	0.6
Total Net Periodic Benefit Expense/(Income)	$(39.6)	$(0.4)	$(31.8)	$—
Intercompany Allocations	N/A	$(0.7)	$(1.1)	$(0.5)
Capitalized PBOP Expense/(Income)	$(19.1)	$(0.5)	$(16.2)	$0.2

	PBOP
	For the Year Ended December 31, 2016
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$12.2	$2.0	$3.4	$1.3
Interest Cost	32.9	5.3	13.3	2.9
Expected Return on Plan Assets	(62.9)	(10.1)	(28.1)	(5.5)
Actuarial Loss	9.0	1.5	3.3	0.7
Prior Service (Credit)/Cost	(9.1)	0.5	(7.1)	0.2
Total Net Periodic Benefit Income	$(17.9)	$(0.8)	$(15.2)	$(0.4)
Intercompany Allocations	N/A	$0.3	$(0.1)	$(0.1)
Capitalized PBOP Expense/(Income)	$(8.0)	$(0.5)	$(6.7)	$0.1

	PBOP
	For the Year Ended December 31, 2015
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
Service Cost	$16.3	$2.1	$5.8	$1.4
Interest Cost	47.2	7.2	20.5	3.9
Expected Return on Plan Assets	(67.4)	(11.1)	(29.8)	(6.0)
Actuarial Loss	6.8	0.7	2.3	0.5
Prior Service Credit	(0.5)	—	(0.2)	—
Total Net Periodic Benefit Expense/(Income)	$2.4	$(1.1)	$(1.4)	$(0.2)
Intercompany Allocations	N/A	$1.9	$1.1	$0.4
Capitalized PBOP Expense/(Income)	$0.1	$(0.2)	$(0.4)	$0.2
The following actuarial assumptions were used to calculate PBOP expense amounts:

	PBOP
	For the Years Ended December 31,
	2017			2016			2015
Discount Rate	3.48%	—	4.64%	2.88%	—	4.09%	4.22%
Expected Long-Term Rate of Return	8.25%			8.25%			8.25%

The health care cost trend rate assumption used to calculate the PBOP expense amount for the Eversource PBOP Plan was 6.25 percent and 6.5 percent for the years ended December 31, 2016 and 2015, respectively. Effective January 1, 2017, the health care trend rate no longer has an impact on the PBOP expense on the Eversource Service PBOP Plan due to the benefit design changes effective with the 2016 plan amendment.

The following is a summary of the changes in plan assets and benefit obligations recognized in Regulatory Assets and OCI as well as amounts recognized in Regulatory Assets and OCI that were reclassified as net periodic benefit (expense)/income during the years presented:

	Regulatory Assets		OCI
	For the Years Ended December 31,
(Millions of Dollars)	2017	2016	2017	2016
Actuarial Losses/(Gains) Arising During the Year	$44.8	$32.4	$2.6	$(2.0)
Actuarial (Losses)/Gains Reclassified as Net Periodic Benefit (Expense)/Income	(8.6)	(9.2)	(0.5)	0.2
Prior Service (Credit)/Cost Arising During the Year	(4.0)	(247.9)	(0.1)	4.0
Prior Service Credit/(Cost) Reclassified as Net Periodic Benefit Income/(Expense)	22.3	9.7	(0.7)	(0.6)

The following is a summary of the remaining Regulatory Assets and Accumulated Other Comprehensive Loss amounts that have not been recognized as components of net periodic benefit expense as of December 31, 2017 and 2016, as well as the amounts that are expected to be recognized as components in 2018:

	Regulatory Assets as of December 31,		Expected 2018 Expense	AOCL as of December 31,		Expected 2018 Expense
(Millions of Dollars)	2017	2016		2017	2016
Actuarial Loss	$211.6	$175.4	$8.8	$6.6	$4.5	$0.3
Prior Service (Credit)/Cost	(221.2)	(239.5)	(21.7)	2.6	3.4	0.2

Estimated Future Benefit Payments:  The following benefit payments, which reflect expected future service, are expected to be paid by the Pension, SERP and PBOP Plans:

(Millions of Dollars)	2018	2019	2020	2021	2022	2023 - 2027
Pension and SERP	$296.5	$304.7	$311.1	$320.8	$329.4	$1,739.7
PBOP	56.8	57.1	57.3	57.5	57.4	279.3

Eversource Contributions:   Based on the current status of the Pension Plans and federal pension funding requirements, Eversource currently expects to make contributions of approximately $180 million in 2018, of which approximately $82 million and $6 million, will be contributed by CL&P and PSNH, respectively.  The remaining $92 million is expected to be contributed by other Eversource subsidiaries, primarily Eversource Service.  Eversource expects to make approximately $10 million in contributions to the PBOP Plan in 2018, of which approximately $5 million will be contributed by NSTAR Electric.

Fair Value of Pension and PBOP Plan Assets:  Pension and PBOP funds are held in external trusts.  Trust assets, including accumulated earnings, must be used exclusively for Pension and PBOP payments.  Eversource's investment strategy for its Pension and PBOP Plans is to maximize the long-term rates of return on these plans' assets within an acceptable level of risk.  The investment strategy for each asset category includes a diversification of asset types, fund strategies and fund managers and it establishes target asset allocations that are routinely reviewed and periodically rebalanced.  PBOP assets are comprised of assets held in the PBOP Plan, as well as specific assets within the Pension Plan trust (401(h) assets).  The investment policy and strategy of the 401(h) assets is consistent with that of the defined benefit pension plan. Eversource's expected long-term rates of return on Pension and PBOP Plan assets are based on target asset allocation assumptions and related expected long-term rates of return.  In developing its expected long-term rate of return assumptions for the Pension and PBOP Plans, Eversource evaluated input from consultants, as well as long-term inflation assumptions and historical returns.  For the year ended December 31, 2017, management has assumed long-term rates of return of 8.25 percent for the Eversource Pension and PBOP Plan assets.  These long-term rates of return are based on the assumed rates of return for the target asset allocations as follows:

	As of December 31,
	2017		2016
	Eversource Pension Plan and Tax-Exempt Assets Within PBOP Plan		Eversource Pension Plan and Tax-Exempt Assets Within PBOP Plan
	Target Asset Allocation	Assumed Rate of Return	Target Asset Allocation	Assumed Rate of Return
Equity Securities:
United States	21.5%	8.5%	22.0%	8.5%
International	11.0%	8.5%	13.0%	8.5%
Emerging Markets	4.5%	10.0%	5.0%	10.0%
Private Equity	15.0%	12.0%	12.0%	12.0%
Debt Securities:
Fixed Income	11.0%	4.0%	12.0%	4.5%
Public High Yield Fixed Income	4.0%	6.5%	3.0%	7.0%
Private Debt	15.0%	9.0%	10.0%	9.0%
Emerging Markets Debt	2.0%	6.5%	5.0%	7.5%
Real Estate and Other Assets	12.0%	7.5%	10.0%	7.5%
Hedge Funds	4.0%	6.0%	8.0%	7.0%

The taxable assets within the Eversource PBOP Plan have a target asset allocation of 70 percent equity securities and 30 percent fixed income securities.

The following table presents, by asset category, the Pension and PBOP Plan assets recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

	Pension Plan
	Fair Value Measurements as of December 31,
(Millions of Dollars)	2017				2016
Asset Category:	Level 1	Level 2	Uncategorized	Total	Level 1	Level 2	Uncategorized	Total
Equity Securities (1)	$535.4	$—	$1,653.3	$2,188.7	$455.5	$—	$1,279.7	$1,735.2
Private Equity	11.2	—	641.8	653.0	6.0	—	518.4	524.4
Fixed Income (2)	56.6	215.9	1,218.3	1,490.8	—	183.0	1,099.4	1,282.4
Real Estate and Other Assets	101.6	—	374.4	476.0	77.2	—	325.9	403.1
Hedge Funds	—	—	165.5	165.5	—	—	335.0	335.0
Total	$704.8	$215.9	$4,053.3	$4,974.0	$538.7	$183.0	$3,558.4	$4,280.1
Less: 401(h) PBOP Assets (3)				(234.5)				(204.1)
Total Pension Assets				$4,739.5				$4,076.0

	PBOP Plan
	Fair Value Measurements as of December 31,
(Millions of Dollars)	2017				2016
Asset Category:	Level 1	Level 2	Uncategorized	Total	Level 1	Level 2	Uncategorized	Total
Equity Securities (1)	$115.3	$—	$241.9	$357.2	$88.6	$—	$214.1	$302.7
Private Equity	—	—	31.3	31.3	—	—	32.2	32.2
Fixed Income (2)	23.4	44.0	133.9	201.3	9.5	44.8	132.3	186.6
Real Estate and Other Assets	22.4	—	29.0	51.4	15.5	—	27.5	43.0
Hedge Funds	—	—	46.5	46.5	—	—	47.2	47.2
Total	$161.1	$44.0	$482.6	$687.7	$113.6	$44.8	$453.3	$611.7
Add: 401(h) PBOP Assets (3)				234.5				204.1
Total PBOP Assets				$922.2				$815.8

(1)
United States, International and Emerging Markets equity securities that are uncategorized include investments in commingled funds and hedge funds that are overlayed with equity index swaps and futures contracts.

(2)
Fixed Income investments that are uncategorized include investments in commingled funds, fixed income funds that invest in a variety of opportunistic fixed income strategies, and hedge funds that are overlayed with fixed income futures.

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

Certain investments, such as commingled funds, private equity investments, real estate funds and hedge funds are valued using the NAV as a practical expedient. These investments are structured as investment companies offering shares or units to multiple investors for the purpose of providing a return. Commingled funds are recorded at NAV provided by the asset manager, which is based on the market prices of the underlying equity securities.  Hedge Funds are recorded at NAV based on the values of the underlying assets.  Private Equity investments, Fixed Income partnership funds and Real Estate and Other Assets are valued using the NAV provided by the partnerships, which are based on discounted cash flows of the underlying investments, real estate appraisals or public market comparables of the underlying investments.  The Company has retrospectively adopted new accounting guidance that eliminates the requirement to classify assets valued at NAV, as a practical expedient, within the fair value hierarchy. Prior to the adoption of this guidance, these investments were classified as Level 2 or Level 3 in the fair value hierarchy. The adoption of this guidance changes fair value measurement disclosures, but does not impact the methodology for valuing the investments or financial statement results.

B.     Defined Contribution Plan
Eversource maintains defined contribution plans on behalf of eligible participants.  The Eversource 401k Plan provides for employee and employer contributions up to statutory limits.  For eligible employees, the Eversource 401k Plan provides employer matching contributions of either 100 percent up to a maximum of three percent of eligible compensation or 50 percent up to a maximum of eight percent of eligible compensation.  For newly hired employees, the Eversource 401k Plan provides employer matching contributions of 100 percent up to a maximum of three percent of eligible compensation.

The Eversource 401k Plan also contains a K-Vantage feature for the benefit of eligible participants, which provides an additional annual employer contribution based on age and years of service.  K-Vantage participants are not eligible to actively participate in the Eversource Pension Plan.

The total defined Eversource 401k Plan employer matching contributions, including the K-Vantage contributions, were as follows:

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
2017	$34.5	$4.6	$8.5	$3.7
2016	31.8	4.5	8.1	3.4
2015	30.4	4.8	7.3	3.4

C.    Share-Based Payments
Share-based compensation awards are recorded using a fair-value based method at the date of grant.  Eversource, CL&P, NSTAR Electric and PSNH record compensation expense related to these awards, as applicable, for shares issued or sold to their respective employees and officers, as well as for the allocation of costs associated with shares issued or sold to Eversource's service company employees and officers that support CL&P, NSTAR Electric and PSNH.

Eversource Incentive Plans:  Eversource maintains long-term equity-based incentive plans in which Eversource, CL&P, NSTAR Electric and PSNH employees, officers and board members are eligible to participate.  The incentive plans authorize Eversource to grant up to 8,000,000 new shares for various types of awards, including RSUs and performance shares, to eligible employees, officers, and board members. As of December 31, 2017 and 2016, Eversource had 2,445,110 and 2,692,350 common shares, respectively, available for issuance under these plans.

Eversource accounts for its various share-based plans as follows:

•
RSUs - Eversource records compensation expense, net of estimated forfeitures, on a straight-line basis over the requisite service period based upon the fair value of Eversource's common shares at the date of grant.  The par value of RSUs is reclassified to Common Stock from APIC as RSUs become issued as common shares.

•
Performance Shares - Eversource records compensation expense, net of estimated forfeitures, on a straight-line basis over the requisite service period.  Performance shares vest based upon the extent to which Company goals are achieved.  Vesting of outstanding performance shares is based upon both the Company's EPS growth over the requisite service period and the total shareholder return as compared to the Edison Electric Institute ("EEI") Index during the requisite service period.  The fair value of performance shares is determined at the date of grant using a lattice model.

•	Stock Options - All outstanding stock options were exercised during 2017.

RSUs:  Eversource granted RSUs under the annual long-term incentive programs that are subject to three-year graded vesting schedules for employees, and one-year graded vesting schedules, or immediate vesting, for board members.  RSUs are paid in shares, reduced by amounts sufficient to satisfy withholdings for income taxes, subsequent to vesting.  A summary of RSU transactions is as follows:

	RSUs (Units)	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2016	724,270	$47.86
Granted	299,285	$55.97
Shares Issued	(289,635)	$52.26
Forfeited	(16,881)	$55.60
Outstanding as of December 31, 2017	717,039	$49.29

The weighted average grant-date fair value of RSUs granted for the years ended December 31, 2017, 2016 and 2015 was $55.97, $54.67 and $54.57, respectively.  As of December 31, 2017 and 2016, the number and weighted average grant-date fair value of unvested RSUs was 388,269 and $56.15 per share, and 322,158 and $53.47 per share, respectively.  During 2017, there were 306,087 RSUs at a weighted average grant-date fair value of $52.75 per share that vested during the year and were either paid or deferred.  As of December 31, 2017, 328,770 RSUs were fully vested and deferred and an additional 368,856 are expected to vest.

Performance Shares:  Eversource granted performance shares under the annual long-term incentive programs that vest based upon the extent to which Company goals are achieved at the end of three-year performance measurement periods.  Performance shares are paid in shares, after the performance measurement period.  A summary of performance share transactions is as follows:

	Performance Shares (Units)	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2016	522,934	$51.09
Granted	180,032	$55.70
Shares Issued	(173,914)	$43.48
Forfeited	(18,487)	$47.06
Outstanding as of December 31, 2017	510,565	$55.45

The weighted average grant-date fair value of performance shares granted for the years ended December 31, 2017, 2016 and 2015 was $55.70, $53.64 and $55.04, respectively.  As of December 31, 2017 and 2016, the number and weighted average grant-date fair value of unvested performance shares was 331,207 and $55.79 per share, and 301,363 and $51.52 per share, respectively.  During 2017, there were 131,308 performance shares at a weighted average grant-date fair value of $47.12 per share that vested during the year and were either paid or deferred.  As of December 31, 2017, 179,358 performance shares were fully vested and deferred.

Compensation Expense: The total compensation expense and associated future income tax benefits recognized by Eversource, CL&P, NSTAR Electric and PSNH for share-based compensation awards were as follows:

Eversource	For the Years Ended December 31,
(Millions of Dollars)	2017	2016	2015
Compensation Expense	$19.7	$23.6	$23.1
Future Income Tax Benefit	8.0	9.6	9.4

	For the Years Ended December 31,
	2017			2016			2015
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Compensation Expense	$7.0	$7.0	$3.2	$9.1	$8.2	$3.5	$9.3	$7.5	$3.2
Future Income Tax Benefit	2.9	2.8	1.3	3.7	3.3	1.4	3.8	3.1	1.3

As of December 31, 2017, there was $20.1 million of total unrecognized compensation expense related to nonvested share-based awards for Eversource, including $7.3 million for CL&P, $7.1 million for NSTAR Electric and $3.1 million for PSNH.  This cost is expected to be recognized ratably over a weighted-average period of 1.83 years for Eversource and NSTAR Electric, 1.84 years for CL&P and 1.82 years for PSNH.

An income tax rate of 40 percent was used to estimate the tax effect on total share-based payments determined under the fair-value based method for all awards.  The Company generally settles fully vested RSUs and performance shares with the issuance of common shares purchased in the open market.

In 2016, the Company adopted new accounting guidance, which prospectively changed the accounting for excess tax benefits associated with the distribution of stock compensation awards and also changed the presentation of excess tax benefits on the statement of cash flows from a financing activity to an operating activity. For the years ended December 31, 2017 and 2016, the impact of the ASU was to reduce income tax expense by $2.9 million and $19.1 million, respectively, which increased cash flows from operating activities on the statement of cash flows. For the year ended December 31, 2015, changes in excess tax benefits totaling $9.5 million increased cash flows from financing activities.

Stock Options:  All remaining outstanding stock options under the NSTAR Incentive Plan were exercised during 2017. A summary of stock option transactions is as follows:

	Options	Weighted Average Exercise Price	Intrinsic Value (Millions)
Outstanding and Exercisable - December 31, 2016	124,640	$25.84	$3.7
Exercised	(124,640)	$25.84	$4.4
Outstanding and Exercisable - December 31, 2017	—	$—	$—

Cash received for options exercised during the year ended December 31, 2017 totaled $3.2 million.  The tax benefit realized from stock options exercised totaled $1.8 million for the year ended December 31, 2017.

D.     Other Retirement Benefits
Eversource provides retirement and other benefits for certain current and past company officers.  These benefits are accounted for on an accrual basis and expensed over a period equal to the service lives of the employees.  The actuarially-determined liability for these benefits, which is included in Other Long-Term Liabilities on the balance sheets, as well as the related expense included in Operations and Maintenance Expense on the income statements, are as follows:

Eversource (Millions of Dollars)	As of and For the Years Ended December 31,
	2017	2016	2015
Actuarially-Determined Liability	$53.4	$54.2	$55.2
Other Retirement Benefits Expense	2.8	2.9	3.9

	As of and For the Years Ended December 31,
	2017			2016			2015
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Actuarially-Determined Liability	$0.3	$0.1	$1.9	$0.3	$0.1	$2.0	$0.4	$0.2	$2.4
Other Retirement Benefits Expense	1.0	1.0	0.5	1.1	0.9	0.6	1.5	1.3	0.7

10.     INCOME TAXES

The components of income tax expense are as follows:

Eversource (Millions of Dollars)	For the Years Ended December 31,
	2017	2016	2015
Current Income Taxes:
Federal	$58.9	$38.9	$6.2
State	31.6	53.0	45.7
Total Current	90.5	91.9	51.9
Deferred Income Taxes, Net:
Federal	433.0	427.9	436.1
State	58.6	38.6	55.6
Total Deferred	491.6	466.5	491.7
Investment Tax Credits, Net	(3.2)	(3.4)	(3.6)
Income Tax Expense	$578.9	$555.0	$540.0

	For the Years Ended December 31,
	2017			2016			2015
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Current Income Taxes:
Federal	$50.9	$107.8	$18.6	$27.3	$86.4	$(13.7)	$26.9	$32.8	$(16.7)
State	17.4	25.6	6.2	13.3	39.5	8.8	15.8	21.4	6.0
Total Current	68.3	133.4	24.8	40.6	125.9	(4.9)	42.7	54.2	(10.7)
Deferred Income Taxes, Net:
Federal	123.9	88.1	52.7	157.6	96.6	79.5	135.8	180.9	74.5
State	(4.6)	22.4	11.2	11.3	5.1	7.8	0.2	31.7	9.3
Total Deferred	119.3	110.5	63.9	168.9	101.7	87.3	136.0	212.6	83.8
Investment Tax Credits, Net	(1.0)	(1.8)	—	(1.2)	(1.8)	—	(1.3)	(1.8)	—
Income Tax Expense	$186.6	$242.1	$88.7	$208.3	$225.8	$82.4	$177.4	$265.0	$73.1

A reconciliation between income tax expense and the expected tax expense at the statutory rate is as follows:

Eversource (Millions of Dollars, except percentages)	For the Years Ended December 31,
	2017	2016	2015
Income Before Income Tax Expense	$1,574.4	$1,504.8	$1,425.9

Statutory Federal Income Tax Expense at 35%	551.0	526.7	499.1
Tax Effect of Differences:
Depreciation	(10.8)	(3.4)	(4.6)
Investment Tax Credit Amortization	(3.2)	(3.4)	(3.6)
Other Federal Tax Credits	—	(3.5)	(3.8)
State Income Taxes, Net of Federal Impact	47.7	56.2	61.1
Dividends on ESOP	(8.4)	(8.4)	(8.1)
Tax Asset Valuation Allowance/Reserve Adjustments	7.0	3.3	4.7
Excess Stock Benefit (1)	(2.9)	(19.1)	—
Other, Net	(1.5)	6.6	(4.8)
Income Tax Expense	$578.9	$555.0	$540.0
Effective Tax Rate	36.8%	36.9%	37.9%

	For the Years Ended December 31,
	2017			2016			2015
(Millions of Dollars, except percentages)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Income Before Income Tax Expense	$563.4	$616.8	$224.7	$542.6	$576.6	$214.3	$476.8	$666.1	$187.5

Statutory Federal Income Tax Expense at 35%	197.2	215.9	78.6	189.9	201.8	75.0	166.9	233.1	65.6
Tax Effect of Differences:
Depreciation	(5.2)	(3.0)	1.1	1.6	(3.1)	1.0	(1.7)	(1.7)	0.5
Investment Tax Credit Amortization	(1.0)	(1.8)	—	(1.2)	(1.8)	—	(1.3)	(1.8)	—
Other Federal Tax Credits	—	—	—	—	—	(3.5)	—	—	(3.8)
State Income Taxes, Net of Federal Impact	4.5	31.2	11.3	14.5	29.0	10.8	9.2	34.5	9.9
Tax Asset Valuation Allowance/Reserve Adjustments	(9.5)	—	—	1.5	—	—	1.2	—	—
Excess Stock Benefit (1)	(0.7)	(0.7)	(0.3)	(0.9)	(1.2)	(0.4)	—	—	—
Other, Net	1.3	0.5	(2.0)	2.9	1.1	(0.5)	3.1	0.9	0.9
Income Tax Expense	$186.6	$242.1	$88.7	$208.3	$225.8	$82.4	$177.4	$265.0	$73.1
Effective Tax Rate	33.1%	39.2%	39.5%	38.4%	39.2%	38.4%	37.2%	39.8%	39.0%

(1)
In 2016, the Company adopted new accounting guidance, which prospectively changed the accounting for excess tax benefits associated with the distribution of stock compensation awards, previously recognized in Capital Surplus, Paid In within Common Shareholders' Equity on the balance sheet, to recognition within income tax expense in the income statement.  See Note 1D, "Summary of Significant Accounting Policies - Accounting Standards," for further information.

Eversource, CL&P, NSTAR Electric and PSNH file a consolidated federal income tax return and unitary, combined and separate state income tax returns.  These entities are also parties to a tax allocation agreement under which taxable subsidiaries do not pay any more taxes than they would have otherwise paid had they filed a separate company tax return, and subsidiaries generating tax losses, if any, are paid for their losses when utilized.

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

Eversource (Millions of Dollars)	As of December 31,
	2017	2016
Deferred Tax Assets:
Employee Benefits	$442.1	$640.6
Derivative Liabilities	111.8	192.6
Regulatory Deferrals - Liabilities	205.6	290.9
Allowance for Uncollectible Accounts	50.1	76.6
Tax Effect - Tax Regulatory Liabilities	832.6	11.8
Federal Net Operating Loss Carryforwards	47.8	—
Purchase Accounting Adjustment	69.9	112.2
Other	149.5	170.5
Total Deferred Tax Assets	1,909.4	1,495.2
Less: Valuation Allowance	14.6	5.1
Net Deferred Tax Assets	$1,894.8	$1,490.1
Deferred Tax Liabilities:
Accelerated Depreciation and Other Plant-Related Differences	$3,562.0	$5,001.2
Property Tax Accruals	56.7	81.9
Regulatory Amounts:
Regulatory Deferrals - Assets	924.9	1,321.8
Tax Effect - Tax Regulatory Assets	243.1	252.6
Goodwill Regulatory Asset - 1999 Merger	99.8	186.7
Derivative Assets	17.4	29.5
Other	288.4	223.6
Total Deferred Tax Liabilities	$5,192.3	$7,097.3

	As of December 31,
	2017			2016
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Deferred Tax Assets:
Employee Benefits	$112.3	$34.0	$38.0	$138.8	$69.5	$46.5
Derivative Liabilities	110.5	0.3	—	191.5	1.1	—
Regulatory Deferrals - Liabilities	12.0	139.8	17.9	6.3	194.9	36.7
Allowance for Uncollectible Accounts	20.6	17.3	2.9	33.0	25.7	4.1
Tax Effect - Tax Regulatory Liabilities	337.2	281.2	116.8	4.9	3.3	2.6
Other	70.7	4.9	49.6	59.4	6.6	56.4
Total Deferred Tax Assets	663.3	477.5	225.2	433.9	301.1	146.3
Less: Valuation Allowance	6.3	—	—	4.5	—	—
Net Deferred Tax Assets	$657.0	$477.5	$225.2	$429.4	$301.1	$146.3
Deferred Tax Liabilities:
Accelerated Depreciation and Other Plant-Related Differences	$1,224.9	$1,229.2	$502.5	$1,700.3	$1,901.9	$726.3
Property Tax Accruals	20.7	24.2	5.5	29.7	36.8	8.0
Regulatory Amounts:
Regulatory Deferrals - Assets	310.6	267.1	103.6	473.4	381.7	142.1
Tax Effect - Tax Regulatory Assets	173.1	9.8	11.4	170.4	44.8	12.2
Goodwill Regulatory Asset - 1999 Merger	—	85.7	—	—	160.3	—
Derivative Assets	17.4	—	—	27.0	—	—
Other	13.7	137.3	45.7	16.3	102.7	43.1
Total Deferred Tax Liabilities	$1,760.4	$1,753.3	$668.7	$2,417.1	$2,628.2	$931.7

2017 Federal Legislation: On December 22, 2017, the "Tax Cuts and Jobs Act" (the "Act") became law, which amended existing federal tax rules and included numerous provisions that impacted corporations. In particular, the Act reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. In terms of the impacts to the regulated companies, the most significant changes will be (1) the benefit of incurring a lower federal income tax expense, which we expect to be passed back to customers, and (2) the provisional regulated excess ADIT liabilities that we expect to benefit customers in future periods, which were estimated to be approximately $2.9 billion (approximately $1.0 billion at CL&P, $1.1 billion at NSTAR Electric and $0.4 billion at PSNH) as of December 31, 2017 and recognized as regulatory liabilities on the balance sheet.

The Eversource regulated companies are currently working with their applicable state regulatory commissions, who have opened investigations to examine the impact of the Act on customer rates. FERC has yet to address how the Act would impact transmission rates. Eversource, CL&P, NSTAR Electric, and PSNH will continue to evaluate the impacts of the Act, which will vary depending on the ultimate amount and timing of when certain income tax benefits will benefit customers, and will vary by jurisdiction.

Although the impacts could not be finalized upon the issuance of this combined Annual Report on Form 10-K, reasonable provisional estimates were recognized as of December 31, 2017. In accordance with SEC Staff Accounting Bulletin No. 118 ("SAB 118"), additional re-measurement may occur based on final analysis, computations, technical corrections, or other forms of guidance issued from regulatory agencies or commissions. While the Company believes the impacts of the Act were appropriately accounted for in accordance with the applicable authoritative guidance, the ultimate outcome may be different from the provisional estimates recorded, and those differences may materially impact its future statement of financial position, results of operations, and cash flows.

Carryforwards:  The following tables provide the amounts and expiration dates of state tax credit and loss carryforwards and federal tax credit and net operating loss carryforwards:

	As of December 31, 2017
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Expiration Range
Federal Net Operating Loss	$197.3	$—	$—	$—	2027-2037
Federal Charitable Contribution	18.7	—	—	—	2017-2022
State Net Operating Loss	82.8	—	—	—	2028-2037
State Tax Credit	139.0	94.5	—	—	2017-2022
State Charitable Contribution	31.4	—	—	—	2017-2022

	As of December 31, 2016
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Expiration Range
Federal Tax Credit	8.6	—	—	—	—
Federal Charitable Contribution	27.8	—	—	—	2016 - 2019
State Tax Credit	111.1	80.5	—	—	2016 - 2021
State Charitable Contribution	36.5	—	—	—	2016 - 2020

In 2017, the company increased its valuation allowance reserve for state credits by $9.9 million ($1.8 million for CL&P), net of tax, to reflect and update for expired tax credits. In 2016, the Company increased its valuation allowance reserve for state credits by $1.3 million ($1.3 million for CL&P), net of tax, to reflect an update for expired tax credits.

For 2017 and 2016, state credit and state loss carryforwards have been partially reserved by a valuation allowance of $14.4 million and $4.5 million (net of tax), respectively.

Unrecognized Tax Benefits:  A reconciliation of the activity in unrecognized tax benefits, all of which would impact the effective tax rate if recognized, is as follows:

(Millions of Dollars)	Eversource	CL&P
Balance as of January 1, 2015	$46.2	$14.3
Gross Increases - Current Year	9.9	2.6
Gross Increases - Prior Year	0.1	—
Lapse of Statute of Limitations	(8.2)	(3.4)
Balance as of December 31, 2015	48.0	13.5
Gross Increases - Current Year	9.9	3.9
Gross Increases - Prior Year	0.2	0.2
Lapse of Statute of Limitations	(9.7)	(2.3)
Balance as of December 31, 2016	48.4	15.3
Gross Increases - Current Year	11.4	4.7
Gross Decreases - Prior Year	(0.9)	(0.5)
Lapse of Statute of Limitations	(7.2)	(1.4)
Balance as of December 31, 2017	$51.7	$18.1

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

	Other Interest Expense/(Income)			Accrued Interest Expense
	For the Years Ended December 31,			As of December 31,
(Millions of Dollars)	2017	2016	2015	2017	2016
Eversource	$—	$(0.2)	$0.1	$1.8	$1.8

Tax Positions:  During 2017 and 2016, Eversource did not resolve any of its uncertain tax positions.

Open Tax Years:  The following table summarizes Eversource, CL&P, NSTAR Electric and PSNH's tax years that remain subject to examination by major tax jurisdictions as of December 31, 2017:

Description	Tax Years
Federal	2017
Connecticut	2014 - 2017
Massachusetts	2014 - 2017
New Hampshire	2015 - 2017

Eversource estimates that during the next twelve months, differences of a non-timing nature could be resolved, resulting in a zero to $2.2 million decrease in unrecognized tax benefits by Eversource. These estimated changes are not expected to have a material impact on the earnings of Eversource. Other companies' impacts are not expected to be material.

11.     COMMITMENTS AND CONTINGENCIES

A.     Environmental Matters
General:  Eversource, CL&P, NSTAR Electric and PSNH are subject to environmental laws and regulations intended to mitigate or remove the effect of past operations and improve or maintain the quality of the environment.  These laws and regulations require the removal or the remedy of the effect on the environment of the disposal or release of certain specified hazardous substances at current and former operating sites.  Eversource, CL&P, NSTAR Electric and PSNH have an active environmental auditing and training program and each believes it is substantially in compliance with all enacted laws and regulations.

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

These reserve estimates are subjective in nature as they take into consideration several different remediation options at each specific site.  The reliability and precision of these estimates can be affected by several factors, including new information concerning either the level of contamination at the site, the extent of Eversource's, CL&P's, NSTAR Electric's and PSNH's responsibility for remediation or the extent of remediation required, recently enacted laws and regulations or changes in cost estimates due to certain economic factors. It is possible that new information or future developments could require a reassessment of the potential exposure to related environmental matters.  As this information becomes available, management will continue to assess the potential exposure and adjust the reserves accordingly.

The amounts recorded as environmental reserves are included in Other Current Liabilities and Other Long-Term Liabilities on the balance sheets and represent management's best estimate of the liability for environmental costs, and take into consideration site assessment, remediation and long-term monitoring costs.  The environmental reserves also take into account recurring costs of managing hazardous substances and pollutants, mandated expenditures to remediate contaminated sites and any other infrequent and non-recurring clean-up costs.  A reconciliation of the activity in the environmental reserves is as follows:

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
Balance as of January 1, 2016	$51.1	$4.6	$3.0	$4.5
Additions	20.6	0.6	1.8	1.2
Payments/Reductions	(5.9)	(0.3)	(1.0)	(0.4)
Balance as of December 31, 2016	65.8	4.9	3.8	5.3
Additions	6.2	0.5	1.8	1.0
Payments/Reductions	(17.1)	(0.7)	(2.9)	(0.6)
Balance as of December 31, 2017	$54.9	$4.7	$2.7	$5.7

The number of environmental sites and related reserves for which remediation or long-term monitoring, preliminary site work or site assessment is being performed are as follows:

	As of December 31, 2017		As of December 31, 2016
	Number of Sites	Reserve (in millions)	Number of Sites	Reserve (in millions)
Eversource	59	$54.9	61	$65.8
CL&P	14	4.7	14	4.9
NSTAR Electric	15	2.7	17	3.8
PSNH	10	5.7	11	5.3

Included in the Eversource number of sites and reserve amounts above are former MGP sites that were operated several decades ago and manufactured gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment, for which Eversource may have potential liability.  The reserve balances related to these former MGP sites were $49.0 million and $59.0 million as of December 31, 2017 and 2016, respectively, and related primarily to the natural gas business segment. The reduction in the reserve balance at the MGP sites was primarily due to a change in cost estimates at one site where actual contamination was less than originally estimated.

As of December 31, 2017, for 8 environmental sites (3 for CL&P, 1 for NSTAR Electric) that are included in the Company's reserve for environmental costs, the information known and the nature of the remediation options allow for the Company to estimate the range of losses for environmental costs.  As of December 31, 2017, $25.4 million (including $1.8 million for CL&P and $0.3 million for NSTAR Electric) had been accrued as a liability for these sites, which represents the low end of the range of the liabilities for environmental costs.  Management believes that additional losses of up to approximately $20 million ($1 million at CL&P) may be incurred in executing current remediation plans for these sites.

As of December 31, 2017, for 10 environmental sites (3 for CL&P) that are included in the Company's reserve for environmental costs, management cannot reasonably estimate the exposure to loss in excess of the reserve, or range of loss, as these sites are under investigation and/or there is significant uncertainty as to what remedial actions, if any, the Company may be required to undertake.  As of December 31, 2017, $12.3 million (including $1.8 million for CL&P) had been accrued as a liability for these sites.  As of December 31, 2017, for the remaining 41 environmental sites (including 8 for CL&P, 14 for NSTAR Electric and 10 for PSNH) that are included in the Company's reserve for environmental costs, the $17.2 million accrual (including $1.1 million for CL&P, $2.4 million for NSTAR Electric and $5.7 million for PSNH) represents management's best estimate of the probable liability and no additional loss is anticipated at this time.

CERCLA:  Of the total environmental sites, nine sites (four for NSTAR Electric and three for PSNH) are superfund sites under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and its amendments or state equivalents for which the Company has been notified that it is a potentially responsible party but for which the site assessment and remediation are not being managed by the Company.  As of December 31, 2017, a liability of $0.9 million accrued on these sites represents management's best estimate of its potential remediation costs with respect to these superfund sites.

Environmental Rate Recovery:  PSNH, NSTAR Gas and Yankee Gas have rate recovery mechanisms for MGP related environmental costs, therefore, changes in their respective environmental reserves do not impact Net Income.  CL&P recovers a certain level of environmental costs currently in rates.  CL&P and NSTAR Electric do not have a separate environmental cost recovery regulatory mechanism.

B.     Long-Term Contractual Arrangements
Estimated Future Annual Costs:  The estimated future annual costs of significant long-term contractual arrangements as of December 31, 2017 are as follows:

Eversource
(Millions of Dollars)	2018	2019	2020	2021	2022	Thereafter	Total
Supply and Stranded Cost	$81.7	$69.3	$74.6	$68.8	$63.7	$144.3	$502.4
Renewable Energy	242.9	242.5	241.7	232.2	224.5	1,665.7	2,849.5
Peaker CfDs	26.1	24.2	34.0	32.3	23.4	53.3	193.3
Natural Gas Procurement	225.5	219.2	169.3	148.7	131.4	989.6	1,883.7
Transmission Support Commitments	22.8	23.0	23.2	15.2	16.5	16.5	117.2
Total	$599.0	$578.2	$542.8	$497.2	$459.5	$2,869.4	$5,546.1

CL&P
(Millions of Dollars)	2018	2019	2020	2021	2022	Thereafter	Total
Supply and Stranded Cost	$58.7	$56.7	$69.5	$63.7	$59.1	$121.6	$429.3
Renewable Energy	84.1	85.4	85.5	85.8	86.6	655.5	1,082.9
Peaker CfDs	26.1	24.2	34.0	32.3	23.4	53.3	193.3
Transmission Support Commitments	9.0	9.1	9.2	6.0	6.5	6.5	46.3
Total	$177.9	$175.4	$198.2	$187.8	$175.6	$836.9	$1,751.8

NSTAR Electric
(Millions of Dollars)	2018	2019	2020	2021	2022	Thereafter	Total
Supply and Stranded Cost	$5.5	$5.5	$3.1	$3.1	$3.1	$22.0	$42.3
Renewable Energy	96.1	94.3	92.6	88.2	88.4	489.4	949.0
Transmission Support Commitments	9.0	9.0	9.1	6.0	6.5	6.5	46.1
Total	$110.6	$108.8	$104.8	$97.3	$98.0	$517.9	$1,037.4

PSNH
(Millions of Dollars)	2018	2019	2020	2021	2022	Thereafter	Total
Supply and Stranded Cost	$17.5	$7.1	$2.0	$2.0	$1.5	$0.7	$30.8
Renewable Energy	62.7	62.8	63.6	58.2	49.5	520.8	817.6
Transmission Support Commitments	4.8	4.9	4.9	3.2	3.5	3.5	24.8
Total	$85.0	$74.8	$70.5	$63.4	$54.5	$525.0	$873.2

Supply and Stranded Cost:  CL&P, NSTAR Electric and PSNH have various IPP contracts or purchase obligations for electricity, including payment obligations resulting from the buydown of electricity purchase contracts.  Such contracts extend through 2024 for CL&P, 2031 for NSTAR Electric and 2023 for PSNH.

In addition, CL&P, along with UI, has four capacity CfDs for a total of approximately 787 MW of capacity consisting of three generation units and one demand response project.  The capacity CfDs extend through 2026 and obligate both CL&P and UI to make or receive payments on a monthly basis to or from the generation facilities based on the difference between a set contractual capacity price and the capacity market prices received by the generation facilities in the ISO-NE capacity markets.  CL&P has a sharing agreement with UI, whereby UI shares 20 percent of the costs and benefits of these contracts.  CL&P's portion of the costs and benefits of these contracts will be paid by or refunded to CL&P's customers.

The contractual obligations table above does not include CL&P's or NSTAR Electric's default service contracts, the amounts of which vary with customers' energy needs.  The contractual obligations table also does not include PSNH's short-term power supply management.

Renewable Energy:  Renewable energy contracts include non-cancellable commitments under contracts of CL&P, NSTAR Electric and PSNH for the purchase of energy and capacity from renewable energy facilities.  Such contracts extend through 2038 for CL&P, 2031 for NSTAR Electric and 2033 for PSNH.

The contractual obligations table above does not include long-term commitments signed by CL&P and NSTAR Electric, as required by the PURA and DPU, for the purchase of renewable energy and related products that are contingent on the future construction of energy facilities.

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

Natural Gas Procurement:  In the normal course of business, Eversource's natural gas distribution businesses have long-term contracts for the purchase, transportation and storage of natural gas as part of its portfolio of supplies.  These contracts extend through 2032.

Coal, Wood and Other:  PSNH has entered into various arrangements for the purchase of coal, wood and the transportation services for fuel supply for its electric generating assets. On January 10, 2018, Eversource and PSNH completed the sale of PSNH's thermal generation assets, at which time, remaining future contractual obligations were transferred to the buyer. See Note 12, "Assets Held for Sale," for further information.

Transmission Support Commitments:  Along with other New England utilities, CL&P, NSTAR Electric and PSNH entered into agreements in 1985 to support transmission and terminal facilities that were built to import electricity from the Hydro-Québec system in Canada. CL&P, NSTAR Electric and PSNH are obligated to pay, over a 30-year period ending in 2020, their proportionate shares of the annual operation and maintenance expenses and capital costs of those facilities.

The total costs incurred under these agreements were as follows:

Eversource	For the Years Ended December 31,
(Millions of Dollars)	2017	2016	2015
Supply and Stranded Cost	$103.9	$152.5	$147.6
Renewable Energy	235.5	210.9	144.3
Peaker CfDs	38.7	47.7	42.7
Natural Gas Procurement	377.0	323.9	428.6
Coal, Wood and Other	47.7	55.7	95.9
Transmission Support Commitments	19.8	15.9	25.3

	For the Years Ended December 31,
	2017			2016			2015
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Supply and Stranded Cost	$81.0	$4.0	$18.9	$132.7	$0.7	$19.1	$120.3	$6.5	$20.8
Renewable Energy	51.0	123.7	60.8	42.1	101.1	67.7	20.0	87.1	37.2
Peaker CfDs	38.7	—	—	47.7	—	—	42.7	—	—
Coal, Wood and Other	—	—	47.7	—	—	55.7	—	—	95.9
Transmission Support Commitments	7.8	7.8	4.2	6.3	6.2	3.4	10.0	9.9	5.4

C.     Spent Nuclear Fuel Obligations - Yankee Companies
CL&P, NSTAR Electric and PSNH have plant closure and fuel storage cost obligations to the Yankee Companies, which have each completed the physical decommissioning of their respective nuclear facilities and are now engaged in the long-term storage of their spent fuel. The Yankee Companies collect these costs through wholesale, FERC-approved rates charged under power purchase agreements with several New England utilities, including CL&P, NSTAR Electric and PSNH. These companies in turn recover these costs from their customers through state regulatory commission-approved retail rates. The Yankee Companies have collected or are currently collecting amounts that management believes are adequate to recover the remaining plant closure and fuel storage cost estimates for the respective plants. Management believes CL&P and NSTAR Electric will recover their shares of these obligations from their customers. PSNH has recovered its total share of these costs from its customers.

Spent Nuclear Fuel Litigation:
The Yankee Companies have filed complaints against the DOE in the Court of Federal Claims seeking monetary damages resulting from the DOE's failure to provide for a permanent facility to store spent nuclear fuel pursuant to the terms of the 1983 spent fuel and high level waste disposal contracts between the Yankee Companies and the DOE. The court had previously awarded the Yankee Companies damages for Phase I, II and III of litigation resulting from the DOE's failure to meet its contractual obligations. These Phases covered damages incurred in the years 1998 through 2012, and the awarded damages have been received by the Yankee Companies with certain amounts of the damages refunded to their customers.

DOE Phase III Damages - In August 2013, the Yankee Companies each filed subsequent lawsuits against the DOE seeking recovery of actual damages incurred in the years 2009 through 2012 ("DOE Phase III"). On March 25, 2016, the court issued its decision and awarded CYAPC, YAEC and MYAPC damages of $32.6 million, $19.6 million and $24.6 million, respectively.  In total, the Yankee Companies were awarded $76.8 million of the $77.9 million in damages sought in DOE Phase III. The decision became final on July 18, 2016, and the Yankee Companies received the awards from the DOE on October 14, 2016.  The Yankee Companies received FERC approval of their proposed distribution of certain amounts of the awarded damages proceeds to member companies, including CL&P, NSTAR Electric and PSNH, which CYAPC and MYAPC made in December 2016. MYAPC also refunded $56.5 million from its spent nuclear fuel trust, a portion of which was also refunded to the Eversource utility subsidiaries. In total, Eversource received $26.1 million, of which CL&P, NSTAR Electric and PSNH received $13.6 million, $8.6 million and $3.9 million, respectively. These amounts have been refunded to the customers of the respective Eversource utility subsidiaries.

DOE Phase IV Damages - On May 22, 2017, each of the Yankee Companies filed subsequent lawsuits against the DOE in the Court of Federal
Claims seeking monetary damages totaling approximately $100 million for CYAPC, YAEC and MYAPC, resulting from the DOE's failure to begin accepting spent nuclear fuel for disposal covering the years from 2013 to 2016 (“DOE Phase IV”). The DOE Phase IV trial is expected to begin in 2018.

D.    Guarantees and Indemnifications
In the normal course of business, Eversource parent provides credit assurances on behalf of its subsidiaries, including CL&P, NSTAR Electric and PSNH, in the form of guarantees.

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

Management does not anticipate a material impact to net income or cash flows as a result of these various guarantees and indemnifications.  The following table summarizes Eversource parent's exposure to guarantees and indemnifications of its subsidiaries to external parties, as of December 31, 2017:

Company	Description	Maximum Exposure (in millions)	Expiration Dates
On behalf of subsidiaries:
Eversource Gas Transmission LLC	Access Northeast Project Capital Contributions Guaranty (1)	$185.1	2021
Various	Surety Bonds (2)	40.4	2018
Eversource Service and Rocky River Realty Company	Lease Payments for Vehicles and Real Estate	7.8	2019 - 2024

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

Aquarion has a $0.9 million letter of credit relating to an insurance program, which expires on December 31, 2018 and includes annual automatic renewals.  As of December 31, 2017, and 2016, there were no amounts outstanding under the letter of credit.  Aquarion also guarantees surety bonds with a maximum exposure of $1.2 million related to ongoing operations with expiration dates ranging through 2018, the majority of which will be renewed or extended.

E.    FERC ROE Complaints
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

Hearings on the fourth complaint were held in December 2017 before the Administrative Law Judge ("ALJ"), who is expected to issue an initial decision in March 2018.

A summary of the four separate complaints and the base ROEs pertinent to those complaints are as follows:

Complaint	15-Month Time Period of Complaint (Beginning as of Complaint Filing Date)	Original Base ROE Authorized by FERC at Time of Complaint Filing Date (1)	Base ROE Subsequently Authorized by FERC for First Complaint Period and also Effective from October 16, 2014 through April 14, 2017 (1)	Reserve (Pre-Tax and Excluding Interest) as of December 31, 2017 (in millions)		FERC ALJ Recommendation of Base ROE on Second and Third Complaints (Issued March 22, 2016)
First	10/1/2011 - 12/31/2012	11.14%	10.57%	$—	(2)	N/A
Second	12/27/2012 - 3/26/2014	11.14%	N/A	39.1	(3)	9.59%
Third	7/31/2014 - 10/30/2015	11.14%	10.57%	—		10.90%
Fourth	4/29/2016 - 7/28/2017	10.57%	10.57%	—		N/A

(1) The ROE billed during the period October 1, 2011 through October 15, 2014 consisted of a base ROE of 11.14 percent and incentives up to 13.1 percent. On October 16, 2014, the FERC set the base ROE at 10.57 percent and an incentive cap at 11.74 percent for the first complaint period and also effective from the date of the FERC order on October 16, 2014. This FERC order was vacated on April 14, 2017.

(2) CL&P, NSTAR Electric and PSNH have refunded all amounts associated with the first complaint period, totaling $38.9 million (pre-tax and excluding interest) at Eversource (consisting of $22.4 million at CL&P, $13.7 million at NSTAR Electric and $2.8 million at PSNH), reflecting both the base ROE and incentive cap prescribed by the FERC order.

(3) The reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of December 31, 2017.

On June 5, 2017, the NETOs, including Eversource, submitted a filing to the FERC to reinstate the base ROE of 11.14 percent with an associated ROE incentive cap of 13.5 percent effective June 8, 2017, as these were the last ROEs lawfully in effect for transmission billing purposes prior to the FERC order vacated by the Court on April 14, 2017. On October 6, 2017, the FERC did not accept the NETOs filing, temporarily leaving in place the ROEs (10.57 percent base ROE with an 11.74 percent incentive cap ROE) set in the first complaint proceeding until the FERC addresses the Court’s decision. On November 6, 2017, the NETOs submitted a request for rehearing of the FERC’s October 6, 2017 Order rejecting the compliance filing.

On October 5, 2017, the NETOs filed a series of motions, requesting that the FERC dismiss the four complaint proceedings. Alternatively, if the FERC does not dismiss the proceedings, the NETOs requested that the FERC consolidate all four complaint proceedings for expeditious resolution and/or stay the trial in the fourth complaint proceeding and resolve it based on the standards set in the April 14, 2017 Court decision.

At this time, the Company cannot reasonably estimate a range of gain or loss for the complaint proceedings. No events in 2017 provided a reasonable basis for a change to the reserve balance of $39.1 million (pre-tax, excluding interest) for the second complaint period, and the Company has not changed its reserve or recognized ROEs for any of the complaint periods.

Management cannot at this time predict the ultimate effect of the Court decision or future FERC action on any of the complaint periods or the estimated impacts on the financial position, results of operations or cash flows of Eversource, CL&P, NSTAR Electric or PSNH.

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

The parties reached a settlement pursuant to which HEEC agreed to install a new 115kV distribution cable across Boston Harbor to Deer Island, utilizing a different route, and remove portions of the existing cable. Upon the installation and completion of the new cable and the removal of the portions of the existing cable, all issues surrounding the current permit from the United States Army Corps of Engineers are expected to be resolved, and such litigation is expected to be dismissed with prejudice.

In 2017, as a result of the settlement, NSTAR Electric expensed $4.9 million (pre-tax) of previously incurred capitalized costs associated with engineering work performed on the existing cable that will no longer be used. In addition, NSTAR Electric agreed to provide a rate base credit of $17.5 million to the Massachusetts Water Resources Authority for the new cable. This negotiated credit will result in the initial $17.5 million of construction costs on the new cable to be expensed as incurred. Of this amount, NSTAR Electric expensed $11.1 million (pre-tax) of costs incurred on the new cable in 2017. Construction of the new cable is expected to be completed in 2019.

G.     Litigation and Legal Proceedings
Eversource, including CL&P, NSTAR Electric and PSNH, are involved in legal, tax and regulatory proceedings regarding matters arising in the ordinary course of business, which involve management's assessment to determine the probability of whether a loss will occur and, if probable, its best estimate of probable loss.  The Company records and discloses losses when these losses are probable and reasonably estimable, and discloses matters when losses are probable but not estimable or when losses are reasonably possible.  Legal costs related to the defense of loss contingencies are expensed as incurred.

12.    ASSETS HELD FOR SALE

In June 2015, Eversource and PSNH entered into the 2015 Public Service Company of New Hampshire Restructuring and Rate Stabilization Agreement, under the terms of which PSNH agreed to divest its generation assets, subject to NHPUC approval.  The NHPUC approval for this agreement, as well as NHPUC approval of the final divestiture plan and auction process, were received in the second half of 2016.  In October 2017, PSNH entered into two Purchase and Sale Agreements ("Agreements") to sell its thermal and hydroelectric generation assets to private investors at purchase prices of $175 million and $83 million, respectively, subject to adjustments as set forth in the Agreements. The NHPUC approved the Agreements in late November 2017, at which time the Company classified these assets as held for sale.

On January 10, 2018, PSNH completed the sale of its thermal generation assets, pursuant to the Agreement dated October 11, 2017. In accordance with the Purchase and Sale Agreement, the original purchase price of $175 million was adjusted to reflect working capital adjustments, closing date adjustments and proration of taxes and fees prior to closing, totaling $40.9 million, resulting in net proceeds of $134.1 million. As of December 31, 2017, the thermal generation assets classified as assets held for sale are stated at fair value less costs to sell. Deferred costs of $516.1 million were included in Regulatory Assets on the Eversource and PSNH Balance Sheets, and represent the difference between the carrying value and the fair value less costs to sell of the thermal generation assets as of December 31, 2017. The hydroelectric generation assets are targeted to be sold in the first quarter of 2018 at an amount above net carrying value, and are therefore stated at carrying value. As of December 31, 2017, the difference between the carrying value of the hydroelectric generation assets and the expected proceeds from the sale was approximately $25 million, which will be recognized as a reduction to the stranded costs upon completion of the sale.

Upon completion of the divestiture, full recovery of PSNH's generation assets and transaction-related costs are expected to occur through a combination of cash flows during the remaining operating period, sales proceeds, and recovery of stranded costs via the issuance of bonds that will be secured by a non-bypassable charge or through recoveries in future rates billed to PSNH's customers. On January 30, 2018, the NHPUC approved the issuance of rate reduction bonds up to $690 million to recover stranded costs, subject to an audit by the NHPUC Audit Staff. This order is subject to an appeal period of 30 days.

For the years ended December 31, 2017, 2016 and 2015, pre-tax income associated with the assets held for sale was $60.0 million, $65.3 million and $56.9 million, respectively.

As of December 31, 2017, PSNH's generation assets held for sale, which are included in current assets on the Eversource and PSNH balance sheets, and are part of the Electric Distribution reportable segment, were as follows (liabilities held for sale were $1.2 million as of December 31, 2017):

(Millions of Dollars)
Thermal Gross Plant	$1,091.4
Hydroelectric Gross Plant	83.0
Accumulated Depreciation	(575.4)
Net Plant	599.0
Fuel and Inventory	87.7
Materials and Supplies	27.3
Emission Allowances	19.1
Other Assets	2.6
Deferred Costs from Generation Asset Sale	(516.1)
Total Generation Assets Held for Sale	$219.6

As of December 31, 2017, the difference between the carrying value of the generation assets and the amounts recognized as assets held for sale represented the deferred costs on the thermal generation asset sale and were calculated as follows:

(Millions of Dollars)
Generation Assets to be Sold (Carrying Value)	$735.7
Less: Generation Assets Held for Sale:
Thermal Generation Assets (Fair Value less Cost to Sell)	(161.7)
Hydroelectric Generation (Carrying Value)	(57.9)
Generation Assets Held for Sale	(219.6)

Deferred Costs from Generation Asset Sale	$516.1

13.     LEASES

Eversource, including CL&P, NSTAR Electric and PSNH, has entered into lease agreements, some of which are capital leases, for the use of data processing and office equipment, vehicles, service centers, land and office space.  In addition, CL&P, NSTAR Electric and PSNH incur costs associated with leases entered into by other Eversource subsidiaries, which include Eversource Service and Rocky River Realty Company, and are included below in their respective operating lease rental expenses and future minimum rental payments.  These intercompany lease amounts are eliminated on an Eversource consolidated basis.  The provisions of the Eversource, CL&P, NSTAR Electric and PSNH lease agreements generally contain renewal options.  Certain lease agreements contain payments impacted by the commercial paper rate plus a credit spread or the consumer price index.

Operating lease rental payments charged to expense are as follows:

(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
2017	$10.5	$11.7	$11.3	$3.3
2016	12.1	12.5	11.4	2.9
2015	12.1	12.5	11.8	2.8

Future minimum rental payments, excluding executory costs, such as property taxes, state use taxes, insurance, and maintenance, under long-term noncancelable leases, as of December 31, 2017 are as follows:

Operating Leases (Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
2018	$13.2	$1.8	$7.9	$1.0
2019	11.4	1.5	6.9	1.0
2020	10.0	1.3	6.1	0.9
2021	8.9	1.1	5.5	0.8
2022	7.4	1.0	4.5	0.6
Thereafter	19.7	1.0	15.4	2.0
Future minimum lease payments	$70.6	$7.7	$46.3	$6.3

Capital Leases (Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH
2018	$2.9	$2.0	$0.5	$0.1
2019	3.3	2.0	0.6	—
2020	3.3	2.0	0.5	—
2021	2.8	1.4	0.6	—
2022	1.3	—	0.6	—
Thereafter	2.5	—	2.5	—
Future minimum lease payments	16.1	7.4	5.3	0.1
Less amount representing interest	3.1	1.7	1.2	—
Present value of future minimum lease payments	$13.0	$5.7	$4.1	$0.1

CL&P entered into certain contracts for the purchase of energy that qualify as leases.  These contracts do not have minimum lease payments and therefore are not included in the tables above.  However, such contracts have been included in the contractual obligations table in Note 11B, "Commitments and Contingencies - Long-Term Contractual Arrangements," to the financial statements.

14.     FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	As of December 31,
	2017		2016
Eversource (Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$160.8	$155.6	$158.3
Long-Term Debt	12,325.5	12,877.1	9,603.2	9,980.5

	CL&P		NSTAR Electric		PSNH
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of December 31, 2017:
Preferred Stock Not Subject to Mandatory Redemption	$116.2	$116.5	$43.0	$44.3	$—	$—
Long-Term Debt	3,059.1	3,430.5	2,943.8	3,156.5	1,002.4	1,038.2

As of December 31, 2016:
Preferred Stock Not Subject to Mandatory Redemption	$116.2	$114.7	$43.0	$43.6	$—	$—
Long-Term Debt	2,766.0	3,049.6	2,644.6	2,790.6	1,072.0	1,109.7
Derivative Instruments and Marketable Securities: Derivative instruments and investments in marketable securities are carried at fair value.  For further information, see Note 4, "Derivative Instruments," and Note 5, "Marketable Securities," to the financial statements.

See Note 1I, "Summary of Significant Accounting Policies – Fair Value Measurements," for the fair value measurement policy and the fair value hierarchy.

15.     ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in accumulated other comprehensive income/(loss) by component, net of tax, is as follows:

	For the Year Ended December 31, 2017				For the Year Ended December 31, 2016
Eversource (Millions of Dollars)	Qualified Cash Flow Hedging Instruments	Unrealized Gains/(Losses) on Marketable Securities	Defined Benefit Plans	Total	Qualified Cash Flow Hedging Instruments	Unrealized Gains/(Losses) on Marketable Securities	Defined Benefit Plans	Total
Balance as of January 1st	$(8.2)	$0.4	$(57.5)	$(65.3)	$(10.3)	$(1.9)	$(54.6)	$(66.8)

OCI Before Reclassifications	—	(0.4)	(7.2)	(7.6)	—	2.3	(6.8)	(4.5)
Amounts Reclassified from AOCL	2.0	—	4.5	6.5	2.1	—	3.9	6.0
Net OCI	2.0	(0.4)	(2.7)	(1.1)	2.1	2.3	(2.9)	1.5
Balance as of December 31st	$(6.2)	$—	$(60.2)	$(66.4)	$(8.2)	$0.4	$(57.5)	$(65.3)

Eversource's qualified cash flow hedging instruments represent interest rate swap agreements on debt issuances that were settled in prior years. The settlement amount was recorded in AOCL and is being amortized into Net Income over the term of the underlying debt instrument.  CL&P, NSTAR Electric and PSNH continue to amortize interest rate swaps settled in prior years from AOCL into Interest Expense over the remaining life of the associated long-term debt.  Such interest rate swaps are not material to their respective financial statements.

Defined benefit plan OCI amounts before reclassifications relate to actuarial gains and losses and prior service costs that arose during the year and were recognized in AOCL.  The related tax effects recognized in AOCL were net deferred tax assets of $4.1 million and $4.0 million in 2017 and 2016, respectively, and were net deferred tax liabilities of $2.0 million in 2015. The unamortized actuarial gains and losses and prior service costs on the defined benefit plans are amortized from AOCL into Operations and Maintenance expense over the average future employee service period, and are reflected in amounts reclassified from AOCL.

The following table sets forth the amounts reclassified from AOCL by component and the impacted line item on the statements of income:

	Amounts Reclassified from AOCL
Eversource (Millions of Dollars)	For the Years Ended December 31,			Statements of Income Line Item Impacted
	2017	2016	2015
Qualified Cash Flow Hedging Instruments	$(3.3)	$(3.5)	$(3.5)	Interest Expense
Tax Effect	1.3	1.4	1.4	Income Tax Expense
Qualified Cash Flow Hedging Instruments, Net of Tax	$(2.0)	$(2.1)	$(2.1)
Defined Benefit Plan Costs:
Amortization of Actuarial Losses	$(6.2)	$(5.6)	$(6.6)	Operations and Maintenance Expense (1)
Amortization of Prior Service Cost	(1.1)	(0.8)	(0.2)	Operations and Maintenance Expense (1)
Total Defined Benefit Plan Costs	(7.3)	(6.4)	(6.8)
Tax Effect	2.8	2.5	2.6	Income Tax Expense
Defined Benefit Plan Costs, Net of Tax	$(4.5)	$(3.9)	$(4.2)
Total Amounts Reclassified from AOCL, Net of Tax	$(6.5)	$(6.0)	$(6.3)

(1)
These amounts are included in the computation of net periodic Pension, SERP and PBOP costs.  See Note 9A, "Employee Benefits – Pension Benefits and Postretirement Benefits Other Than Pensions," for further information.

As of December 31, 2017, it is estimated that a pre-tax amount of $2.8 million (including $0.1 million for CL&P, $0.7 million for NSTAR Electric and $1.9 million for PSNH) will be reclassified from AOCL as a decrease to Net Income over the next 12 months as a result of the amortization of the interest rate swap agreements which have been settled.  In addition, it is estimated that a pre-tax amount of $6.6 million will be reclassified from AOCL as a decrease to Net Income over the next 12 months as a result of the amortization of Pension, SERP and PBOP costs.

16.     DIVIDEND RESTRICTIONS

Eversource parent's ability to pay dividends may be affected by certain state statutes, the ability of its subsidiaries to pay common dividends and the leverage restriction tied to its consolidated total debt to total capitalization ratio requirement in its revolving credit agreement.  Pursuant to the joint revolving credit agreement of Eversource, CL&P, PSNH, Yankee Gas and NSTAR Gas, and to the NSTAR Electric revolving credit agreement, each company is required to maintain consolidated total indebtedness to total capitalization ratio of no greater than 65 percent at the end of each fiscal quarter. As of December 31, 2017, all companies were in compliance with such covenant. Eversource, CL&P, NSTAR Electric, PSNH, Yankee Gas and NSTAR Gas were in compliance with all such provisions of the revolving credit agreements that may restrict the payment of dividends as of December 31, 2017.

The Retained Earnings balances subject to dividend restrictions were $3.6 billion for Eversource, $1.4 billion for CL&P, $1.9 billion for NSTAR Electric and $511.4 million for PSNH as of December 31, 2017. PSNH is further required to reserve an additional amount under its FERC hydroelectric license conditions. As of December 31, 2017, $14.3 million of PSNH's Retained Earnings was subject to restriction under its FERC hydroelectric license conditions and PSNH was in compliance with this provision.

CL&P, NSTAR Electric and PSNH are subject to Section 305 of the Federal Power Act that makes it unlawful for a public utility to make or pay a dividend from any funds "properly included in its capital account." Management believes that this Federal Power Act restriction, as applied to CL&P, NSTAR Electric and PSNH, would not be construed or applied by the FERC to prohibit the payment of dividends from retained earnings for lawful and legitimate business purposes. In addition, certain state statutes may impose additional limitations on such companies and on Yankee Gas and NSTAR Gas. Such state law restrictions do not restrict the payment of dividends from retained earnings or net income.

17.     COMMON SHARES

The following table sets forth the Eversource parent common shares and the shares of common stock of CL&P, NSTAR Electric and PSNH that were authorized and issued, as well as the respective per share par values:

	Shares
	Par Value	Authorized as of December 31, 2017 and 2016	Issued as of December 31,
			2017	2016
Eversource	$5	380,000,000	333,878,402	333,878,402
CL&P	$10	24,500,000	6,035,205	6,035,205
NSTAR Electric	$1	100,000,000	200	200
PSNH	$1	100,000,000	301	301

On December 31, 2017, as a result of the WMECO merger with and into NSTAR Electric, WMECO's common stock was converted into 100 shares of NSTAR Electric common stock. In accordance with accounting guidance on combinations between entities under common control, NSTAR Electric's common stock has been retrospectively adjusted as if the merger occurred on January 1, 2015.

As of both December 31, 2017 and 2016, there were 16,992,594 Eversource common shares held as treasury shares.  As of both December 31, 2017 and 2016, Eversource common shares outstanding were 316,885,808.

In 2016, the Company converted 321,228 Eversource common shares at a share price of $52.56 to Treasury Stock on the consolidated balance sheet at their weighted average original average cost of $24.26 per share.

18.     PREFERRED STOCK NOT SUBJECT TO MANDATORY REDEMPTION

The CL&P and NSTAR Electric preferred stock is not subject to mandatory redemption and is presented as a noncontrolling interest of a subsidiary in Eversource's financial statements.

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

Details of preferred stock not subject to mandatory redemption are as follows (in millions, except in redemption price and shares):

		Redemption Price Per Share	Shares Outstanding as of December 31,		As of December 31,
Series			2017	2016	2017	2016
CL&P
$1.90	Series of 1947	$52.50	163,912	163,912	$8.2	$8.2
$2.00	Series of 1947	$54.00	336,088	336,088	16.8	16.8
$2.04	Series of 1949	$52.00	100,000	100,000	5.0	5.0
$2.20	Series of 1949	$52.50	200,000	200,000	10.0	10.0
3.90%	Series of 1949	$50.50	160,000	160,000	8.0	8.0
$2.06	Series E of 1954	$51.00	200,000	200,000	10.0	10.0
$2.09	Series F of 1955	$51.00	100,000	100,000	5.0	5.0
4.50%	Series of 1956	$50.75	104,000	104,000	5.2	5.2
4.96%	Series of 1958	$50.50	100,000	100,000	5.0	5.0
4.50%	Series of 1963	$50.50	160,000	160,000	8.0	8.0
5.28%	Series of 1967	$51.43	200,000	200,000	10.0	10.0
$3.24	Series G of 1968	$51.84	300,000	300,000	15.0	15.0
6.56%	Series of 1968	$51.44	200,000	200,000	10.0	10.0
Total CL&P			2,324,000	2,324,000	$116.2	$116.2
NSTAR Electric
4.25%	Series of 1956	$103.625	180,000	180,000	$18.0	$18.0
4.78%	Series of 1958	$102.80	250,000	250,000	25.0	25.0
Total NSTAR Electric			430,000	430,000	$43.0	$43.0
Fair Value Adjustment due to Merger with NSTAR					(3.6)	(3.6)
Other
6.00%	Series of 1958	$100.00	23	—	$—	$—
Total Eversource - Preferred Stock of Subsidiaries					$155.6	$155.6

19.     COMMON SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

Dividends on the preferred stock of CL&P and NSTAR Electric totaled $7.5 million for each of the years ended December 31, 2017, 2016 and 2015.  These dividends were presented as Net Income Attributable to Noncontrolling Interests on the Eversource statements of income.  Noncontrolling Interest – Preferred Stock of Subsidiaries on the Eversource balance sheets totaled $155.6 million as of December 31, 2017 and 2016.  On the Eversource balance sheets, Common Shareholders' Equity was fully attributable to the parent and Noncontrolling Interest – Preferred Stock of Subsidiaries was fully attributable to the noncontrolling interest.

For the years ended December 31, 2017, 2016 and 2015, there was no change in ownership of the common equity of CL&P and NSTAR Electric.

20.     EARNINGS PER SHARE

Basic EPS is computed based upon the weighted average number of common shares outstanding during each period.  Diluted EPS is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect of certain share-based compensation awards as if they were converted into common shares.  The dilutive effect of unvested RSU and performance share awards is calculated using the treasury stock method.  RSU and performance share awards are included in basic weighted average common shares outstanding as of the date that all necessary vesting conditions have been satisfied. For the years ended December 31, 2017 and 2016, there were no antidilutive share awards excluded from the diluted EPS computation. For the year ended December 31, 2015, there were 1,474 antidilutive share awards excluded from the computation of diluted EPS.

The following table sets forth the components of basic and diluted EPS:

Eversource (Millions of Dollars, except share information)	For the Years Ended December 31,
	2017	2016	2015
Net Income Attributable to Common Shareholders	$988.0	$942.3	$878.5
Weighted Average Common Shares Outstanding:
Basic	317,411,097	317,650,180	317,336,881
Dilutive Effect	620,483	804,059	1,095,806
Diluted	318,031,580	318,454,239	318,432,687
Basic EPS	$3.11	$2.97	$2.77
Diluted EPS	$3.11	$2.96	$2.76

21.     SEGMENT INFORMATION

Presentation:  Eversource is organized among the Electric Distribution, Electric Transmission and Natural Gas Distribution reportable segments and Other based on a combination of factors, including the characteristics of each segments' services, the sources of operating revenues and expenses and the regulatory environment in which each segment operates.  These reportable segments represent substantially all of Eversource's total consolidated revenues.  Revenues from the sale of electricity and natural gas primarily are derived from residential, commercial and industrial customers and are not dependent on any single customer.  The Electric Distribution reportable segment includes the results of PSNH's generation facilities and NSTAR Electric's solar power facilities. Eversource's reportable segments are determined based upon the level at which Eversource's chief operating decision maker assesses performance and makes decisions about the allocation of company resources.  On December 4, 2017, Eversource acquired Aquarion, which was considered to be a new operating segment, water. Financial statement results, however, were not considered material as a result of a short period of ownership by Eversource, and were not reported separately. Therefore, the results of the water operating segment have been included in Other for the year ended December 31, 2017.

The remainder of Eversource's operations is presented as Other in the tables below and primarily consists of 1) the equity in earnings of Eversource parent from its subsidiaries and intercompany interest income, both of which are eliminated in consolidation, and interest expense related to the debt of Eversource parent, 2) the revenues and expenses of Eversource Service, most of which are eliminated in consolidation, 3) the operations of CYAPC and YAEC, 4) the results of Aquarion's water business from the date of the acquisition on December 4, 2017 through December 31, 2017; and 5) the results of other unregulated subsidiaries, which are not part of its core business. In addition, Other in the tables below includes Eversource parent's equity ownership interests in certain natural gas pipeline projects owned by Enbridge, Inc., the Bay State Wind project, a renewable energy investment fund, and two companies that transmit hydroelectricity imported from the Hydro-Quebec system in Canada. In the ordinary course of business, Yankee Gas and NSTAR Gas purchase natural gas transmission services from the Enbridge, Inc. natural gas pipeline projects described above. These affiliate transaction costs total approximately $62.5 million annually and are classified as Purchased Power, Fuel and Transmission on the Eversource statements of income.

Each of Eversource's subsidiaries, including CL&P, NSTAR Electric and PSNH, has one reportable segment.

The Electric Transmission segment includes a reduction to Operations and Maintenance expense of $27.5 million in 2016 for costs incurred in previous years that was recovered in transmission rates over the period June 1, 2016 through May 31, 2017. These costs were associated with the merger of Northeast Utilities and NSTAR.

Cash flows used for investments in plant included in the segment information below are cash capital expenditures that do not include amounts incurred but not paid, cost of removal, AFUDC related to equity funds, and the capitalized portions of pension expense.

Eversource's segment information is as follows:

	For the Year Ended December 31, 2017
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Other	Eliminations	Total
Operating Revenues	$5,542.9	$947.3	$1,301.7	$946.9	$(986.8)	$7,752.0
Depreciation and Amortization	(542.6)	(72.9)	(209.4)	(41.1)	2.2	(863.8)
Other Operating Expenses	(4,046.0)	(713.5)	(382.6)	(814.6)	986.7	(4,970.0)
Operating Income	954.3	160.9	709.7	91.2	2.1	1,918.2
Interest Expense	(186.3)	(43.1)	(115.1)	(93.1)	15.8	(421.8)
Interest Income	7.3	0.1	1.8	15.8	(16.7)	8.3
Other Income, Net	15.0	0.9	27.1	1,112.7	(1,086.0)	69.7
Income Tax Expense	(288.3)	(44.2)	(228.7)	(17.6)	(0.1)	(578.9)
Net Income	502.0	74.6	394.8	1,109.0	(1,084.9)	995.5
Net Income Attributable to Noncontrolling Interests	(4.6)	—	(2.9)	—	—	(7.5)
Net Income Attributable to Common Shareholders	$497.4	$74.6	$391.9	$1,109.0	$(1,084.9)	$988.0
Total Assets (as of)	$19,250.4	$3,595.2	$9,401.2	$18,403.8	$(14,430.2)	$36,220.4
Cash Flows Used for Investments in Plant	$1,020.7	$298.2	$867.6	$161.6	$—	$2,348.1

	For the Year Ended December 31, 2016
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Other	Eliminations	Total
Operating Revenues	$5,594.3	$857.7	$1,210.0	$870.4	$(893.3)	$7,639.1
Depreciation and Amortization	(504.7)	(65.3)	(185.8)	(33.5)	2.2	(787.1)
Other Operating Expenses	(4,155.1)	(628.9)	(321.8)	(778.1)	891.8	(4,992.1)
Operating Income	934.5	163.5	702.4	58.8	0.7	1,859.9
Interest Expense	(193.1)	(41.3)	(110.0)	(63.5)	6.9	(401.0)
Interest Income	10.0	0.1	1.2	7.0	(7.3)	11.0
Other Income, Net	4.8	0.6	18.3	1,020.1	(1,008.9)	34.9
Income Tax (Expense)/Benefit	(288.8)	(45.2)	(238.2)	16.5	0.7	(555.0)
Net Income	467.4	77.7	373.7	1,038.9	(1,007.9)	949.8
Net Income Attributable to Noncontrolling Interests	(4.6)	—	(2.9)	—	—	(7.5)
Net Income Attributable to Common Shareholders	$462.8	$77.7	$370.8	$1,038.9	$(1,007.9)	$942.3
Total Assets (as of)	$18,367.5	$3,303.8	$8,751.5	$14,493.1	$(12,862.7)	$32,053.2
Cash Flows Used for Investments in Plant	$812.6	$255.3	$801.0	$108.0	$—	$1,976.9

	For the Year Ended December 31, 2015
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Other	Eliminations	Total
Operating Revenues	$5,903.6	$995.5	$1,069.1	$863.6	$(877.0)	$7,954.8
Depreciation and Amortization	(425.2)	(70.5)	(165.6)	(29.0)	2.1	(688.2)
Other Operating Expenses	(4,470.2)	(776.7)	(314.9)	(817.9)	877.3	(5,502.4)
Operating Income	1,008.2	148.3	588.6	16.7	2.4	1,764.2
Interest Expense	(186.3)	(36.9)	(105.8)	(48.0)	4.6	(372.4)
Interest Income	5.7	0.1	1.6	4.4	(5.1)	6.7
Other Income, Net	7.2	0.8	14.5	977.8	(972.8)	27.5
Income Tax (Expense)/Benefit	(322.8)	(40.1)	(191.6)	14.5	—	(540.0)
Net Income	512.0	72.2	307.3	965.4	(970.9)	886.0
Net Income Attributable to Noncontrolling Interests	(4.7)	—	(2.8)	—	—	(7.5)
Net Income Attributable to Common Shareholders	$507.3	$72.2	$304.5	$965.4	$(970.9)	$878.5
Cash Flows Used for Investments in Plant	$718.9	$182.2	$749.1	$73.9	$—	$1,724.1

22.     ACQUISITION OF AQUARION AND GOODWILL

A.    Acquisition of Aquarion
On December 4, 2017, Eversource acquired Aquarion from Macquarie Infrastructure Partners for $1.675 billion, consisting of approximately $880 million in cash purchase price and $795 million of assumed Aquarion debt. Aquarion is a holding company primarily engaged, through its three separate regulated water utility subsidiaries, in the water collection, treatment and distribution business, and operates in Connecticut, Massachusetts and New Hampshire. These regulated utilities collect, treat and distribute water to residential, commercial and industrial customers, to other utilities for resale, and for private and municipal fire protection. With the acquisition of Aquarion, Eversource is now the only U.S.-based electric utility to also own a water utility.  The transaction was approved by PURA, the DPU, the NHPUC, the Maine PUC, and the Federal Communications Commission. Aquarion and its subsidiaries became wholly-owned subsidiaries of Eversource, and Eversource's consolidated financial information includes Aquarion and its subsidiaries' activity from December 4, 2017 through December 31, 2017.

The approximate $880 million cash purchase price includes the $745 million equity purchase price and a $135 million shareholder loan, paid at closing.

Purchase Price Allocation: The allocation of the total purchase price to the estimated fair values of the assets acquired and liabilities assumed has been determined based on the accounting guidance for fair value measurements, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The allocation of the total purchase price includes adjustments to record the fair value of unregulated and regulated long-term debt, non-utility land and buildings, regulatory assets not earning a return, and Aquarion's Homeowners Safety Valve unregulated business.

The fair values of Aquarion's assets and liabilities were determined based on significant estimates and assumptions, including Level 3 inputs, that are judgmental in nature. These estimates and assumptions include the timing and amounts of projected future cash flows and discount rates reflecting risk inherent in future cash flows. The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed was recognized as goodwill.

The preliminary allocation of the cash purchase price is as follows:

(Millions of Dollars)
Current Assets	$41.2
PP&E	1,034.9
Goodwill	907.9
Other Noncurrent Assets, excluding Goodwill	207.6
Current Liabilities	(121.1)
Noncurrent Liabilities	(421.6)
Long-Term Debt	(771.2)
Total Cash Purchase Price	$877.7

Pro Forma Financial Information: The following unaudited pro forma financial information reflects the pro forma combined results of operations of Eversource and Aquarion and reflects the amortization of purchase price adjustments assuming the acquisition had taken place on January 1, 2016. The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations that would have been achieved or the future consolidated results of operations of Eversource.

	For the Years Ended December 31,
(Pro forma amounts in millions, except share amounts)	2017	2016
Operating Revenues	$7,947.7	$7,849.0
Net Income Attributable to Common Shareholders	1,019.1	969.3
Basic EPS	3.21	3.05
Diluted EPS	3.20	3.04

Aquarion Revenues and Pre-Tax Income: The impact of Aquarion on Eversource's accompanying consolidated statement of income includes operating revenues of $15.9 million and pre-tax income of $1.1 million for the year ended December 31, 2017.

B.    Goodwill
In a business combination, the excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed is recognized as goodwill. Goodwill is evaluated for impairment at least annually and more frequently if indicators of impairment arise. In accordance with the accounting standards, if the fair value of a reporting unit is less than its carrying value (including goodwill), the goodwill is tested for impairment. Goodwill is not subject to amortization, however is subject to a fair value based assessment for impairment at least annually and whenever facts or circumstances indicate that there may be an impairment.  A resulting write-down, if any, would be charged to Operating Expenses.

Eversource completed the acquisition of Aquarion on December 4, 2017, resulting in the addition of $0.9 billion of goodwill. Upon completion of the acquisition, Eversource determined that the reporting units for the purpose of testing goodwill are Electric Distribution, Electric Transmission, Natural Gas Distribution and Water. The goodwill resulting from the Aquarion acquisition has been entirely allocated to the Water reporting unit. These reporting units are consistent with the operating segments underlying the reportable segments identified in Note 21, "Segment Information," to the financial statements.

Eversource completed its annual goodwill impairment test for Electric Distribution, Electric Transmission and Natural Gas Distribution reporting units as of October 1, 2017 and determined that no impairment existed. There were no events subsequent to October 1, 2017 that indicated impairment of goodwill. The annual goodwill assessment included an evaluation of the Company's share price and credit ratings, analyst reports, financial performance, cost and risk factors, long-term strategy, growth and future projections, as well as macroeconomic, industry and market conditions.  This evaluation required the consideration of several factors that impact the fair value of the reporting units, including conditions and assumptions that affect the future cash flows of the reporting units. Key considerations include discount rates, utility sector market performance and merger transaction multiples, and internal estimates of future cash flows and net income.

 The following table presents goodwill by reportable segment:

(Billions of Dollars)	Electric Distribution	Electric Transmission	Natural Gas Distribution	Parent and Other	Total
Balance as of January 1, 2017	$2.5	$0.6	$0.4	$—	$3.5
Acquisition of Aquarion	—	—	—	0.9	0.9
Balance as of December 31, 2017	$2.5	$0.6	$0.4	$0.9	$4.4

23.     VARIABLE INTEREST ENTITIES

The Company's variable interests outside of the consolidated group include contracts that are required by regulation and provide for regulatory recovery of contract costs and benefits through customer rates.  Eversource, CL&P and NSTAR Electric hold variable interests in variable interest entities (VIEs) through agreements with certain entities that own single renewable energy or peaking generation power plants, with other independent power producers and with transmission businesses.  Eversource, CL&P and NSTAR Electric do not control the activities that are economically significant to these VIEs or provide financial or other support to these VIEs.  Therefore, Eversource, CL&P and NSTAR Electric do not consolidate these VIEs.

24.     QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
Eversource (Millions of Dollars, except per share information)	2017				2016
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
Operating Revenues	$2,105.1	$1,762.8	$1,988.5	$1,895.6	$2,055.6	$1,767.2	$2,039.7	$1,776.6
Operating Income	509.0	455.7	502.6	450.9	488.5	423.4	509.9	438.1
Net Income	261.3	232.6	262.2	239.4	246.0	205.5	267.2	231.1
Net Income Attributable to Common Shareholders	259.5	230.7	260.4	237.4	244.2	203.6	265.3	229.2
Basic EPS (1)	$0.82	$0.73	$0.82	$0.75	$0.77	$0.64	$0.83	$0.72
Diluted EPS (1)	$0.82	$0.73	$0.82	$0.75	$0.77	$0.64	$0.83	$0.72

(1)    The summation of quarterly EPS data may not equal annual data due to rounding.

	Quarter Ended
	2017				2016
(Millions of Dollars)	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
CL&P
Operating Revenues	$732.3	$666.6	$774.8	$713.7	$735.3	$679.8	$760.0	$630.9
Operating Income	176.0	176.0	177.5	155.6	171.5	162.1	176.1	163.5
Net Income	90.2	91.3	96.1	99.1	87.0	82.9	86.6	77.8
NSTAR Electric
Operating Revenues	$733.8	$704.7	$851.9	$690.2	$742.2	$707.6	$904.4	$687.4
Operating Income	161.6	182.7	234.4	128.9	142.9	159.7	240.8	130.8
Net Income	83.4	95.0	125.8	70.5	71.3	81.4	133.2	64.9
PSNH
Operating Revenues	$253.2	$230.4	$250.0	$248.0	$242.3	$218.5	$266.9	$231.8
Operating Income	68.3	64.9	67.4	71.2	70.7	63.1	74.7	54.6
Net Income	34.3	31.6	33.7	36.4	36.1	31.3	38.5	26.1

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No events that would be described in response to this item have occurred with respect to Eversource, CL&P, NSTAR Electric or PSNH.

Item 9A.    Controls and Procedures

Management, on behalf of Eversource, CL&P, NSTAR Electric and PSNH, is responsible for the preparation, integrity, and fair presentation of the accompanying Financial Statements and other sections of this combined Annual Report on Form 10-K.  Eversource's internal controls over financial reporting were audited by Deloitte & Touche LLP.

Management, on behalf of Eversource, CL&P, NSTAR Electric and PSNH, is responsible for establishing and maintaining adequate internal controls over financial reporting.  The internal control framework and processes have been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  There are inherent limitations of internal controls over financial reporting that could allow material misstatements due to error or fraud to occur and not be prevented or detected on a timely basis by employees during the normal course of business.  Additionally, internal controls over financial reporting may become inadequate in the future due to changes in the business environment.  Under the supervision and with the participation of the principal executive officer and principal financial officer, an evaluation of the effectiveness of internal controls over financial reporting was conducted based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the framework in COSO, management concluded that internal controls over financial reporting at Eversource, CL&P, NSTAR Electric and PSNH were effective as of December 31, 2017.

Management, on behalf of Eversource, CL&P, NSTAR Electric and PSNH, evaluated the design and operation of the disclosure controls and procedures as of December 31, 2017 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC.  This evaluation was made under management's supervision and with management's participation, including the principal executive officer and principal financial officer as of the end of the period covered by this Annual Report on Form 10-K.  There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The principal executive officer and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of Eversource, CL&P, NSTAR Electric and PSNH are effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

On December 4, 2017, Eversource completed the acquisition of Eversource Aquarion Holdings, Inc. (formerly Macquarie Utilities Inc.). Eversource Aquarion Holdings Inc. is the parent company that holds the operating companies of the Aquarion water business (collectively, "Aquarion"). As of December 31, 2017, Eversource management has excluded Aquarion from its evaluation of disclosure controls and procedures and management's report on internal controls over financial reporting.

There have been no changes in internal controls over financial reporting for Eversource, CL&P, NSTAR Electric and PSNH during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Item 9B.    Other Information

No information is required to be disclosed under this item as of December 31, 2017, as this information has been previously disclosed in applicable reports on Form 8-K during the fourth quarter of 2017.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information in Item 10 is provided as of February 23, 2018, except where otherwise indicated.

Certain information required by this Item 10 is omitted for NSTAR Electric and PSNH pursuant to Instruction I(2)(c) to Form 10-K, Omission of Information by Certain Wholly Owned Subsidiaries.

Eversource Energy

In addition to the information provided below concerning the executive officers of Eversource Energy, incorporated herein by reference is the information to be contained in the sections captioned “Election of Trustees,” “Governance of Eversource Energy” and the related subsections, “Selection of Trustees,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of Eversource Energy’s definitive proxy statement for solicitation of proxies, expected to be filed with the SEC on or about March 23, 2018.

Eversource Energy and CL&P

Each member of CL&P’s Board of Directors is an employee of Eversource Energy Service Company.  Directors are elected annually to serve for one year until their successors are elected and qualified.

Set forth below is certain information concerning CL&P’s Directors and Eversource Energy’s and CL&P’s executive officers:

Name	Age	Title
James J. Judge	62
Chairman of the Board, President and Chief Executive Officer and a Trustee of Eversource Energy; Chairman, President and Chief Executive Officer and a Director of Eversource Service and Chairman; a Director of the electric and natural gas regulated companies, including CL&P

Philip J. Lembo	62
Executive Vice President and Chief Financial Officer of Eversource Energy; Executive Vice President and Chief Financial Officer; a Director of Eversource Service and the electric and natural gas regulated companies, including CL&P

Gregory B. Butler	60
Executive Vice President and General Counsel of Eversource Energy; Executive Vice President and General Counsel and a Director of Eversource Service and the electric and natural gas regulated companies, including CL&P

Christine M. Carmody [1]	55	Executive Vice President-Human Resources and Information Technology of Eversource Energy and Eversource Service; a Director of Eversource Service
Joseph R. Nolan, Jr. [1]	54	Executive Vice President-Customer and Corporate Relations of Eversource Energy and Eversource Service; a Director of Eversource Service
Leon J. Olivier	70	Executive Vice President-Enterprise Energy Strategy and Business Development of Eversource Energy and Eversource Service; a Director of Eversource Service
Werner J. Schweiger	58
Executive Vice President and Chief Operating Officer of Eversource Energy; Executive Vice President and Chief Operating Officer and a Director of Eversource Service; Chief Executive Officer and a Director of the electric and natural gas regulated companies, including CL&P

Jay S. Buth	48	Vice President, Controller and Chief Accounting Officer of Eversource Energy, Eversource Service and the electric and natural gas regulated companies, including CL&P
1 Deemed an executive officer of CL&P pursuant to Rule 3b-7 under the Securities Exchange Act of 1934.

James J. Judge.  Mr. Judge has served as Chairman of the Board, President and Chief Executive Officer of Eversource Energy since May 3, 2017; as a Trustee of Eversource Energy and as Chairman of CL&P, NSTAR Electric and PSNH since May 4, 2016; and as Chairman, President and Chief Executive Officer of Eversource Service and Chairman of NSTAR Gas and Yankee Gas since May 9, 2016. Mr. Judge has served as a Director of CL&P, PSNH, Yankee Gas and Eversource Service since April 10, 2012; and of NSTAR Electric and NSTAR Gas since September 27, 1999. Previously, Mr. Judge served as President and Chief Executive Officer of Eversource Energy from May 4, 2016 until May 3, 2017; as Chairman of WMECO from May 4, 2016 until December 31, 2017; as a Director of WMECO from April 10, 2012 until December 31, 2017; and as Executive Vice President and Chief Financial Officer of Eversource Energy, CL&P, NSTAR Electric, PSNH and WMECO from April 10, 2012 until May 4, 2016; of NSTAR Gas, Yankee Gas and Eversource Service from April 10, 2012 until May 9, 2016.  Mr. Judge has served as Chairman of the Board of Eversource Energy Foundation, Inc. since May 9, 2016; and as a Director since April 10, 2012.  He previously served as Treasurer of the Eversource Energy Foundation, Inc. from May 10, 2012 until May 9, 2016. He has served as a Trustee of the NSTAR Foundation since December 12, 1995.

Philip J. Lembo. Mr. Lembo has served as Executive Vice President and Chief Financial Officer of Eversource Energy since May 3, 2017; and of CL&P, NSTAR Electric, NSTAR Gas, PSNH, Yankee Gas and Eversource Service since March 31, 2017. Mr. Lembo has served as a Director of CL&P, NSTAR Electric and PSNH since May 4, 2016; and of NSTAR Gas, Yankee Gas and Eversource Service since May 9, 2016. Mr. Lembo previously served as Executive Vice President and Chief Financial Officer of WMECO from May 3, 2017 until December 31, 2017; as a Director of WMECO from May 4, 2016 until December 31, 2017; as Executive Vice President, Chief Financial Officer and Treasurer of Eversource Energy

from August 8, 2016 until May 3, 2017; of CL&P, NSTAR Electric, PSNH, WMECO, NSTAR Gas, Yankee Gas and Eversource Service from August 8, 2016 until March 31, 2017; as Senior Vice President, Chief Financial Officer and Treasurer of Eversource Energy, CL&P, NSTAR Electric, PSNH and WMECO from May 4, 2016 until August 8, 2016; and of NSTAR Gas, Yankee Gas and Eversource Service from May 9, 2016 until August 8, 2016; as Vice President and Treasurer of Eversource Energy, CL&P, PSNH and WMECO from April 10, 2012 until May 4, 2016; and of Yankee Gas and Eversource Service from April 10, 2012 until May 9, 2016. Mr. Lembo served as Vice President and Treasurer of NSTAR Electric and NSTAR Gas from March 29, 2006 until May 4, 2016. Mr. Lembo has served as a Director of Eversource Energy Foundation, Inc. since May 9, 2016. He previously served as Treasurer of Eversource Energy Foundation, Inc. from May 9, 2016 until March 31, 2017. He has served as a Trustee of the NSTAR Foundation since May 9, 2016.

Gregory B. Butler.  Mr. Butler has served as Executive Vice President and General Counsel of Eversource Energy, CL&P, NSTAR Electric, NSTAR Gas, PSNH, Yankee Gas and Eversource Service since August 8, 2016. Mr. Butler has served as a Director of NSTAR Electric and NSTAR Gas since April 10, 2012; of Eversource Service since November 27, 2012; and of CL&P, PSNH and Yankee Gas since April 22, 2009.  Mr. Butler previously served as Executive Vice President and General Counsel of WMECO from August 8, 2016 until December 31, 2017; as a Director of WMECO from April 22, 2009 until December 31, 2017; as Senior Vice President and General Counsel of Eversource Energy from May 1, 2014 until August 8, 2016; of NSTAR Electric and NSTAR Gas from April 10, 2012 until August 8, 2016; of CL&P, PSNH, WMECO, Yankee Gas and Eversource Service from March 9, 2006 until August 8, 2016; and as Senior Vice President, General Counsel and Secretary of Eversource Energy from April 10, 2012 until May 1, 2014.  He has served as a Director of Eversource Energy Foundation, Inc. since December 1, 2002.  He has been a Trustee of the NSTAR Foundation since April 10, 2012.

Christine M. Carmody.  Ms. Carmody has served as Executive Vice President-Human Resources and Information Technology of Eversource Energy and Eversource Service since August 8, 2016. Ms. Carmody has served as a Director of Eversource Service since November 27, 2012. Previously Ms. Carmody served as Senior Vice President-Human Resources of Eversource Energy from May 4, 2016 until August 8, 2016; of Eversource Service from April 10, 2012 until August 8, 2016; as Senior Vice President-Human Resources of CL&P, PSNH, WMECO and Yankee Gas from November 27, 2012 until September 29, 2014; of NSTAR Electric and NSTAR Gas from August 1, 2008 until September 29, 2014; and as a Director of CL&P, PSNH, WMECO and Yankee Gas from April 10, 2012 until September 29, 2014; and of NSTAR Electric and NSTAR Gas from November 27, 2012 until September 29, 2014.   Ms. Carmody has served as a Director of Eversource Energy Foundation, Inc. since April 10, 2012.  She has served as a Trustee of the NSTAR Foundation since August 1, 2008.

Joseph R. Nolan, Jr.  Mr. Nolan has served as Executive Vice President-Customer and Corporate Relations of Eversource Energy and Eversource Service since August 8, 2016. Mr. Nolan has served as a Director of Eversource Service since November 27, 2012. Previously Mr. Nolan served as Senior Vice President-Corporate Relations of Eversource Energy from May 4, 2016 until August 8, 2016; of Eversource Service from April 10, 2012 to August 8, 2016; of NSTAR Electric and NSTAR Gas from April 10, 2012 until September 29, 2014; and of CL&P, PSNH, WMECO and Yankee Gas from November 27, 2012 until September 29, 2014. Mr. Nolan previously served as a Director of CL&P, PSNH, WMECO and Yankee Gas from April 10, 2012 until September 29, 2014; and of NSTAR Electric and NSTAR Gas from November 27, 2012 until September 29, 2014.  Mr. Nolan has served as a Director of Eversource Energy Foundation, Inc. since April 10, 2012, and as Executive Director of Eversource Energy Foundation, Inc. since October 15, 2013.  He has served as a Trustee of the NSTAR Foundation since October 1, 2000.

Leon J. Olivier.  Mr. Olivier has served as Executive Vice President-Enterprise Energy Strategy and Business Development of Eversource Energy since September 2, 2014; and of Eversource Service since August 11, 2014. Mr. Olivier has served as a Director of Eversource Service since January 17, 2005.  Mr. Olivier previously served as Executive Vice President and Chief Operating Officer of Eversource Energy from May 13, 2008 until September 2, 2014; of Eversource Service from May 13, 2008 until August 11, 2008; as Chief Executive Officer of NSTAR Electric and NSTAR Gas from April 10, 2012 until August 11, 2014; of CL&P, PSNH, WMECO and Yankee Gas from January 15, 2007 until August 11, 2014; and of CL&P from September 10, 2001 until September 29, 2014; as a Director of NSTAR Electric and NSTAR Gas from November 27, 2012 until September 29, 2014; of PSNH, WMECO and Yankee Gas from January 17, 2005 until September 29, 2014; and of CL&P from September 10, 2001 until September 29, 2014.  He has served as a Director of Eversource Energy Foundation, Inc. since April 1, 2006.  Mr. Olivier has served as a Trustee of the NSTAR Foundation since April 10, 2012.

Werner J. Schweiger.  Mr. Schweiger has served as Executive Vice President and Chief Operating Officer of Eversource Energy since September 2, 2014; of Eversource Service since August 11, 2014; and as Chief Executive Officer of CL&P, NSTAR Electric, NSTAR Gas, PSNH and Yankee Gas since August 11, 2014. Mr. Schweiger has served as a Director of Eversource Service, NSTAR Gas and Yankee Gas since September 29, 2014; and of CL&P, PSNH and NSTAR Electric since May 28, 2013.  He previously served as Chief Executive Officer of WMECO from August 11, 2014 until December 31, 2017; as a Director of WMECO from May 28, 2013 until December 31, 2017; as President of CL&P from June 2, 2015 until June 27, 2016; as President of NSTAR Gas and Yankee Gas from September 29, 2014 until November 10, 2014; as President-Electric Distribution of Eversource Service from January 16, 2013 until August 11, 2014; as President of NSTAR Electric from April 10, 2012 until January 16, 2013; and as a Director of NSTAR Electric from November 27, 2012 until January 16, 2013.   Mr. Schweiger has served as a Director of Eversource Energy Foundation, Inc. since September 29, 2014.  He has served as a Trustee of the NSTAR Foundation since September 29, 2014.

Jay S. Buth.  Mr. Buth has served as Vice President, Controller and Chief Accounting Officer of Eversource Energy, CL&P, NSTAR Electric, NSTAR Gas, PSNH, Yankee Gas and Eversource Service since April 10, 2012.  Previously, Mr. Buth served as Vice President, Controller and Chief Accounting Officer of WMECO from April 10, 2012 until December 31, 2017; and as Vice President-Accounting and Controller of Eversource Energy, CL&P, PSNH, WMECO, Yankee Gas and Eversource Service from June 9, 2009 until April 10, 2012.

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

CL&P obtains audit services from the independent registered public accounting firm engaged by the Audit Committee of Eversource Energy’s Board of Trustees.  CL&P does not have its own audit committee or, accordingly, an audit committee financial expert.  CL&P relies on Eversource Energy’s audit committee and the audit committee financial expert.

CODE OF ETHICS AND CODE OF BUSINESS CONDUCT

Each of Eversource Energy, CL&P, NSTAR Electric, and PSNH has adopted a Code of Ethics for Senior Financial Officers (Chief Executive Officer, Chief Financial Officer and Controller) and the Code of Business Conduct, which are applicable to all Trustees, directors, officers, employees, contractors and agents of Eversource Energy, CL&P, NSTAR Electric and PSNH.  The Code of Ethics and the Code of Business Conduct have both been posted on the Eversource Energy web site and are available at www.eversource.com/Content/general/about/investors/corporate-governance on the Internet.  Any amendments to or waivers from the Code of Ethics and Code of Business Conduct for executive officers, directors or Trustees will be posted on the website.  Any such amendment or waiver would require the prior consent of the Board of Trustees or an applicable committee thereof.

Printed copies of the Code of Ethics and the Code of Business Conduct are also available to any shareholder without charge upon written request mailed to:

Richard J. Morrison
Secretary
Eversource Energy
800 Boylston Street, 17th Floor
Boston, Massachusetts 02199-7050

Item 11.    Executive Compensation

Eversource Energy

The information required by this Item 11 for Eversource Energy is incorporated herein by reference to certain information contained in Eversource Energy's definitive proxy statement for solicitation of proxies, which is expected to be filed with the SEC on or about March 23, 2018, under the sections captioned "Compensation Discussion and Analysis," plus related subsections, and "Compensation Committee Report," plus related subsections following such Report.

NSTAR ELECTRIC and PSNH

Certain information required by this Item 11 has been omitted for NSTAR Electric and PSNH pursuant to Instruction I(2)(c) to Form 10-K, Omission of Information by Certain Wholly-Owned Subsidiaries.

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

This Compensation Discussion and Analysis ("CD&A") provides information about the principles behind Eversource Energy's compensation objectives, plans, policies and actions for the Named Executive Officers. The discussion describes the specific components of Eversource Energy's compensation program, how Eversource Energy measures performance, and how the compensation principles were applied to compensation awards and decisions that were made by the Compensation Committee for the Named Executive Officers, as presented in the tables and narratives that follow. While this discussion focuses primarily on 2017 information, it also addresses decisions that were made in prior periods to the extent that these decisions are relevant to the full understanding of the compensation program and the specific awards that were made for performance through 2017. The CD&A also contains a summary of 2017 performance, an assessment of the performance and the compensation awards made by the Compensation Committee, and other information relating to Eversource's compensation program, including:

•	Pay for Performance Philosophy	•	Description of the Long-Term Incentive Program, Grants and Performance Plan Results
•	Executive Compensation Governance
•	The Named Executive Officers	•	Disclosure of the:
•	Overview of the Compensation Program		• Clawback and No Hedging and No Pledging Policies
•	Market Analysis		• Share Ownership Guidelines
•	Elements of 2017 Compensation		• Other Benefits
•	2017 Annual Incentive Program	•	Contractual Agreements
•	2017 Assessment of Financial and Operational Performance	•	Tax and Accounting Considerations
•	Performance Goal Assessment Matrix	•	Equity Grant Practices

Summary of 2017 Performance

In 2017, Eversource Energy achieved very positive overall financial and operational performance results. The following is a summary of some of the most important accomplishments in 2017:

2017 Financial Accomplishments

•	Eversource's earnings grew by 5.1 percent in 2017, exceeding the established goal. 2017 earnings were $3.11 per share.

•
Eversource's total shareholder return in 2017 was 18 percent, comparing favorably to the industry return of 11.7 percent, and over the longer term, Eversource's stock performance continued to outperform the industry. This marks the eighth time in nine years that Eversource achieved a double-digit total shareholder return. Only two other companies within the Edison Electric Institute ("EEI") index of 43 utility companies have accomplished this.

•	Eversource increased its 2017 dividend to $1.90 per share, a 6.7 percent increase over 2016, continuing to significantly outperform the dividend growth rate of the EEI Index companies.

•	Standard & Poor's ("S&P") raised Eversource's credit rating from A to A+. It remains the highest holding company S&P credit rating in the industry, by two credit notches.

•	Eversource continued to successfully achieve operations and maintenance expense reductions in 2017, and total utility operations and maintenance expenses were $14 million under budget.

•
Eversource became the only electric utility in the country to add a water utility as an additional line of business through the purchase of Aquarion Water Company. Participating in a highly competitive auction process, Eversource negotiated a purchase agreement, received regulatory approvals in three states within five months, and closed the transaction in early December 2017, creating a new, complementary, growth-oriented business line.

Set forth below is information relating to key financial metrics over the past three to five years.

Earnings Growth. Eversource's 2015 - 2017 recurring earnings per share have grown 5.5 percent on average, consistent with long-term earnings guidance and above the utility industry average. Recurring earnings per share, presented below for 2015 exclude merger-related costs. A reconciliation between reported 2015 earnings per share and the recurring earnings per share presented below appears under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Dividend Growth. As a result of continuing strong earnings growth, Eversource's Board of Trustees increased the annual dividend rate by 6.7 percent for 2017 to $1.90 per share, which exceeds the EEI Index companies' median dividend growth rate of 4.8 percent. The dividend growth rate for the period 2015 - 2017 has averaged 6.6 percent, well ahead of the utility industry average.

Total Shareholder Return. Eversource's Total Shareholder Return in 2017 was 18 percent, compared to the 11.7 percent growth of the EEI Index companies and 21.8 percent for the S&P 500. Eversource also outperformed the EEI Index companies over 2013 - 2017. An investment of $1,000 in Eversource common shares at the beginning of the five-year period beginning January 1, 2013 was worth $1,904 on December 31, 2017. The following charts represent the comparative one- and five-year total shareholder returns for the periods ending December 31, 2017, respectively:

2017 Operational Accomplishments

•
Eversource's overall electric system reliability performance in 2017 was its best ever; on average, customer power interruptions were 17.6 months apart, and average restoration time was 73.2 minutes. Eversource's performance ranks in the first quartile of the industry.

•
Eversource's Massachusetts electric and gas distribution companies each met or exceeded Service Quality Index performance targets established by regulators in Massachusetts, which is the only state in Eversource's service territory that has such performance targets.

•
Eversource exceeded its established targets in safety performance and response to gas service calls. Eversource's safety performance, which is measured by Days Away or Restricted Time ("DART"), was its best ever, and in the first quartile of the industry.

•
Eversource added more than 10,000 new gas customers for the fifth consecutive year, exceeded its gas emergency response rate target, and received its highest satisfaction rating (93 percent) for new customer connections.

•	Eversource exceeded the target of having 37 percent of new hires and promotions within the supervisor and above management group be women or persons of color.

•
Eversource achieved very constructive regulatory outcomes, including the sale of its New Hampshire fossil generation assets, receiving a constructive rate order for its Massachusetts electric companies, and successfully resolving a complex and significant dispute regarding an underwater electric cable with federal agencies and the Massachusetts Water Resources Authority.

•
Eversource continues to operate its electric and gas systems well. This is the result of the continuing implementation of best practices, focusing on investments in reliability improvements to reduce the number and length of outages, and performing work safely each and every day.

Set forth below is information relating to key operational metrics over the past four years.

Reliability. Electric System Reliability, which is measured by months between interruptions and average time to restore power, was in the first quartile of the industry, with its best results ever for the lowest number and frequency of interruptions.

Safety. Safety performance, measured by DART per 100 workers, improved significantly; performance was in the first quartile and the best ever performance for Eversource.

Reliability Performance
Months Between Interruptions
15.4
16.6
13.0
17.6
Good
2014
2015
2016
2017

Restoration Performance
Average Time of Restoration – In Minutes
82.0
71.6
97.9
73.2
Good
2014
2015
2016
2017

Safety Performance
Days Away or Restricted Time/100 Workers
1.4
1.2
0.95
0.6
Good
2014
2015
2016
2017

Achievement of the 2017 performance goals, additional accomplishments and the Compensation Committee's assessment of the performance of Eversource and its executives are more fully described in the section titled "2016 Annual Incentive Program." Specific decisions regarding executive compensation based upon the Committee's assessment of the performance of Eversource and its executives and market data are also described below.

Pay for Performance

The Committee links the Named Executive Officers' compensation to performance that will ultimately benefit Eversource's customers and shareholders. Eversource's compensation program is intended to attract and retain the best executive talent in the industry, motivate its executives to meet or exceed specific stretch financial and operational goals each year, and compensate its executives in a manner that aligns compensation directly with performance. Eversource strives to provide executives with base salary, performance-based annual incentive compensation, and performance-based long-term incentive compensation opportunities that are competitive with market practices and that reward excellent performance.

Executive Compensation Governance

What Eversource DOES:		What Eversource DOESN'T do:
✓	Pay for Performance	✗	No tax gross-ups in any new or materially amended executive compensation agreements
✓	Share ownership and holding guidelines	✗	No hedging, pledging or similar transactions by Eversource executives and Trustees
✓	Clawback policy of incentive compensation for willful non-compliance by any employee	✗	No repricing of options
✓	Double-trigger change in control vesting provisions	✗	No liberal share recycling in the Incentive Plan
✓	Independent compensation consultant
✓	Annual Say-on-Pay Vote

•
Eversource's executive and Trustee share ownership and holding guidelines noted in this CD&A emphasize the importance of aligning management and governance with shareholders. Under the share ownership guidelines, which require Eversource's Chief Executive Officer to hold shares equal to six times base salary, Eversource requires its executives to hold 100 percent of the shares awarded under the stock compensation program until the share ownership guidelines have been met.

•
Eversource's new Incentive Plan includes a clawback provision that requires its executives and other participants to reimburse Eversource for incentive compensation received, not only if earnings were subsequently required to be restated as a result of noncompliance with accounting rules caused by fraud or misconduct, but also if there had been a material violation of the Code of Business Conduct or material breach of a covenant in an employment agreement. The Plan also imposes limits on awards and on Eversource Trustee compensation, and prohibits repricing of awards and liberal share recycling.

•	Eversource has discontinued the use of "gross-ups" in all new or materially amended executive compensation agreements.

•
Eversource has a "no hedging and no pledging" policy that prohibits Eversource Trustees and executives from purchasing financial instruments or otherwise entering into any transactions that are designed to have the effect of hedging or offsetting any decrease in the market value of Eversource common shares. This policy also prohibits all pledges, derivative transactions or short sales involving Eversource common shares or the holding of any Eversource common shares in a margin account.

•	Employment agreements with executives and the Incentive Plan provide for "double-trigger" change in control acceleration of compensation.

•
The Compensation Committee annually assesses the independence of its compensation consultant, Pay Governance LLC ("Pay Governance"), which is retained directly by the Committee. Pay Governance performs no other consulting nor provides services for Eversource, and has no relationship with Eversource that could result in a conflict of interest. At its February 7, 2018 meeting, the Committee concluded that Pay Governance is independent and that no conflict of interest exists between Pay Governance and Eversource.

Named Executive Officers

The executive officers of CL&P listed in the Summary Compensation Table and whose compensation is discussed in this Item 11 are referred to as the "Named Executive Officers" or "NEOs" under SEC regulations. For 2017, CL&P's Named Executive Officers are:

•	James J. Judge, Chairman, President and Chief Executive Officer of Eversource Energy and Chairman of the Board of CL&P

•	Philip J. Lembo, Executive Vice President and Chief Financial Officer of Eversource Energy and CL&P

•	Werner J. Schweiger, Executive Vice President and Chief Operating Officer of Eversource Energy and Chief Executive Officer of CL&P

•	Gregory B. Butler, Executive Vice President and General Counsel of Eversource Energy and CL&P

•	Joseph R. Nolan, Jr., Executive Vice President - Customer and Corporate Relations of Eversource Energy and Eversource Service

Overview of the Compensation Program

The Role of the Compensation Committee. The Eversource Board of Trustees has delegated to the Compensation Committee overall responsibility for establishing the compensation program for those senior executive officers, who are referred to in this CD&A as "executives" and whom are deemed to be "officers" under the SEC's regulations that determine the persons whose compensation is subject to disclosure. In this role, the Committee sets compensation policy and compensation levels, reviews and approves performance goals and evaluates executive performance. Although this discussion and analysis refers principally to compensation for the Named Executive Officers, the same compensation principles and practices apply to all executives. The compensation of Eversource's Chief Executive Officer is subject to the further review and approval of the independent Eversource Trustees.

Elements of Compensation. Total direct compensation consists of three elements: base salary, annual cash incentive awards and long-term equity-based incentive awards. Indirect compensation is provided through certain retirement, perquisite, severance, and health and welfare benefit programs.

Eversource's Compensation Objectives. The objectives of Eversource's compensation program are to attract and retain superior executive talent, motivate executives to achieve annual and long-term performance goals set each year, and provide total compensation opportunities that are competitive with market practices. With respect to incentive compensation, the Committee believes it is important to balance short-term goals, such as producing earnings, with longer-term goals, such as long-term value creation and maintaining a strong balance sheet. The Committee also places great emphasis on system reliability and good customer service. Eversource's compensation program utilizes performance-based incentive compensation to reward individual and corporate performance and to align the interests of executives with Eversource's customers and shareholders. The Committee continually increases expectations to motivate executives and employees to achieve continuous improvement in carrying out their responsibilities to customers to deliver energy reliably, safely, with respect for the environment and employees, and at a reasonable cost, while providing an above-average total shareholder return to Eversource shareholders

Setting Compensation Levels. To ensure that Eversource achieves its goal of providing market-based compensation levels to attract and retain top quality management, the Committee provides executives with target compensation opportunities approximately equal to median compensation levels for executive officers of companies in the utility industry comparable to Eversource in size. To achieve that goal, the Committee and its independent compensation consultant work together to determine the market values of executive direct compensation elements (base salaries, annual incentives and long-term incentives), as well as total compensation, by using competitive market compensation data. The Committee reviews competitive compensation data obtained from utility and general industry surveys and a specific group of peer utility companies. Levels may be lower than median for those executives who are new to their roles, while long-tenured, high performing executives may be compensated above median. The review by Pay Governance performed in late 2017 indicated that Eversource's aggregate executive compensation levels were aligned with median market rates.

Role of the Compensation Consultant. The Committee has retained Pay Governance as its independent compensation consultant. Pay Governance reports directly to the Committee and does not provide any other services to Eversource. With the consent of the Committee, Pay Governance works cooperatively with Eversource's management to develop analyses and proposals for presentation to the Committee. The Committee generally relies on Pay Governance for peer group market data and information as to market practices and trends to assess the competitiveness of the compensation Eversource pays to its executives and to review the Committee's proposed compensation decisions.

Pay Governance Independence. In February 2018, the Committee assessed the independence of Pay Governance pursuant to SEC and NYSE rules, and concluded that it is independent and that no conflict of interest exists that would prevent Pay Governance from independently advising the Committee. In making this assessment, the Committee considered the independence factors enumerated in Rule 10C-1(b) under the Securities Exchange Act of 1934, including the written representations of Pay Governance that Pay Governance does not provide any other services to Eversource, the level of fees received from Eversource as a percentage of Pay Governance's total revenues, the policies and procedures employed by Pay Governance to prevent conflicts of interest, and whether the individual Pay Governance advisers with whom the Committee consulted own any Eversource common shares or have any business or personal relationships with members of the Committee or the Eversource executives.

Role of Management. The role of Eversource's management, and specifically the roles of Eversource's Chief Executive Officer and the Executive Vice President of Human Resources and Information Technology, are to provide current compensation information to the compensation consultant and analyses and recommendations on executive compensation to the Committee based on the market value of the position, individual performance, experience and internal pay equity. Eversource's Chief Executive Officer also provides recommendations on the compensation for the other Named Executive Officers. None of the executives makes recommendations that affect his or her individual compensation.

MARKET ANALYSIS

The Compensation Committee seeks to provide executives with target compensation opportunities using a range that is approximately equal to the median compensation levels for executive officers of utility companies comparable to Eversource. Set forth below is a description of the sources of the compensation data used by the Committee when reviewing 2017 compensation:

•
Utility and general industry compensation survey data. The Committee reviews compensation information obtained from surveys of diverse groups of utility and general industry companies that represent Eversource's market for executive officer talent. Utility industry data serve as the primary reference point for benchmarking officer compensation and are based on a defined peer set, as discussed below, while general industry data is derived from compensation consultant surveys and serves as a secondary reference point. General industry data are used for staff positions and are size-adjusted to ensure a close correlation between the market data and Eversource's scope of operations. The Committee used this information, which it obtained from Pay Governance, to evaluate and determine base salaries and incentive opportunities.

•
Peer group data. In support of executive pay decisions during 2017 and early 2018, the Committee consulted with Pay Governance, which provided the Committee with a competitive assessment analysis of Eversource's executive compensation levels, as compared to the 20 peer group companies listed in the table below. This peer group was chosen because these companies are and continue to be similar to Eversource Energy in terms of size, business model and long-term strategies.

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

The Committee reviews the appropriateness of the peer group periodically and adjusts the target percentages of annual and long-term incentives based on the survey data and recommendations from Eversource's CEO, after discussion with the compensation consultant to ensure that they are approximately equal to competitive median levels.

The Committee also determines perquisites to the extent they serve business purposes, and sets supplemental benefits at levels that provide appropriate compensation opportunities to the executives. The Committee periodically reviews the general market for supplemental benefits and perquisites using utility and general industry survey data, including data obtained from companies in the peer group.

Mix of Compensation Elements. Eversource targets the mix of compensation for its Chief Executive Officer and the other Named Executive Officers so that the percentages of each compensation element are approximately equal to the competitive median market mix. The mix is heavily weighted toward incentive compensation, and incentive compensation is heavily weighted toward long-term compensation. Since the most senior positions have the greatest responsibility for implementing the long-term business plans and strategies, a greater proportion of total compensation is based on performance with a long-term focus.

The Committee determines the compensation for each executive based on the relative authority, duties and responsibilities of the executive. Eversource's Chief Executive Officer's responsibilities for the strategic direction and daily operations and management of Eversource are greater than the duties and responsibilities of the other executives. As a result, Eversource's Chief Executive Officer's compensation is higher than the compensation of these other executives. Assisted by the compensation consultant, the Committee regularly reviews market compensation data for executive officer positions similar to those held by Eversource's executives, including its Chief Executive Officer.

The following table sets forth the contribution to 2017 Total Direct Compensation ("TDC") of each element of compensation at target, reflected as a percentage of TDC, for the Named Executive Officers. The percentages shown in this table are at target and therefore do not correspond to the amounts appearing in the Summary Compensation Table.

	Percentage of TDC at Target
			Long-Term Incentives
	Base Salary	Annual Incentive (1)	Performance Shares (1)
Named Executive Officer				RSUs (2)	TDC
James J. Judge	16	18	33	33	100
Philip J. Lembo	26	20	27	27	100
Werner J. Schweiger	26	20	27	27	100
Gregory B. Butler	30	20	25	25	100
Joseph R. Nolan, Jr.	30	20	25	25	100
NEO average, excluding CEO	28	20	26	26	100

(1)	The annual incentive compensation element and performance shares under the long-term incentive compensation element are performance-based.

(2)	Restricted Share Units (RSUs) vest over three years contingent upon continued employment.

Risk Analysis of Executive Compensation Program. The overall compensation program includes a mix of compensation elements ranging from a fixed base salary that is not at risk, to annual and long-term incentive compensation programs intended to motivate officers and eligible employees to achieve individual and corporate performance goals that reflect an appropriate level of risk. The fundamental objective of the compensation program is to foster the continued growth and success of Eversource's business. The design and implementation of the overall compensation program provides the Committee with opportunities throughout the year to assess risks within the compensation program that may have a material effect on the Eversource and its shareholders.

The Compensation Committee assesses the risks associated with the executive compensation program on an on-going basis by reviewing the various elements of incentive compensation. The annual incentive program was designed to ensure an appropriate balance between individual and corporate goals, which were deemed appropriate and supportive of Eversource's annual business plan. Similarly, the long-term incentive program was designed to ensure that the performance metrics were properly weighted and supportive of Eversource's strategic plan. The Committee reviewed the overall compensation program in the context of the annual operating and strategic plans, which were both previously subject to review by Eversource's Enterprise Risk Management and Risk Committees.

The annual and long-term incentive programs were designed to include mechanisms to mitigate risk. These mechanisms include realistic goal setting and discretion with respect to actual payments, in addition to:

•	A mix of annual and long-term performance awards to provide an appropriate balance of short- and long-term risk and reward horizon;

•
A variety of performance metrics, including financial, operational, customer service, diversity and safety goals and other strategic initiatives for annual performance awards to avoid excessive focus on a single measure of performance;

•
Metrics in the Eversource's long-term incentive compensation program that use earnings per share and total shareholder return, which are both robust measures of shareholder value and which reduce the risk that employees might be encouraged to pursue other objectives that increase risk or reduce financial performance;

•	The provisions of Eversource's annual and long-term incentive programs, which cap awards at 200 percent of target;

•	Clawback provisions on incentive compensation; and

•	Stock ownership requirements for all executives, including the Named Executive Officers, and prohibitions on hedging, pledging and other derivative transactions related to Eversource common shares.

Based on these factors, the Compensation Committee and Eversource's Board of Trustees believe the overall compensation program risks are mitigated to reduce overall compensation risk.

Results of Eversource's 2017 Say-on-Pay Vote. Eversource provides its shareholders with the required opportunity to cast the annual advisory vote on executive compensation (a "Say-on-Pay" proposal). At the Eversource Annual Meeting of Shareholders held on May 3, 2017, 89 percent of the votes cast on the Say-on-Pay proposal were voted to approve the 2016 compensation of the Named Executive Officers, as described in Eversource's 2017 proxy statement. Eversource's Say-on-Pay results, along with utility and general industry peers, are reviewed with the Committee annually to help assess whether Eversource shareholders continue to deem the executive compensation to be appropriate. The Committee has and will continue to consider the outcome of Eversource's Say-on-Pay votes when making future compensation decisions for the Named Executive Officers.

ELEMENTS OF 2017 COMPENSATION

Base Salary

Base salary is designed to attract and retain key executives by providing an element of total compensation at levels competitive with those of other executives employed by companies of similar size and complexity in the utility and general industries. In establishing base salary, the Compensation Committee relies on compensation data obtained from independent third-party surveys of companies and from an industry peer group to ensure that the compensation opportunities Eversource offers are capable of attracting and retaining executives with the experience and talent required to achieve its strategic objectives. Adjustments to base salaries are made on an annual basis except in instances of promotions.

When setting or adjusting base salaries, the Committee considers annual executive performance appraisals; market pay movement across industries (determined through market analysis); targeted market pay positioning for each executive; individual experience; strategic importance of a position; recommendations of Eversource's Chief Executive Officer; and internal equity.

Incentive Compensation

Annual incentive and long-term incentive compensation are provided under Eversource's Incentive Plan. The annual incentive program provides cash compensation intended to reward performance under Eversource's annual operating plan. The long-term stock-based incentive program is designed to reward demonstrated performance and leadership, motivate future performance, align the interests of the executives with those of shareholders, and retain the executives during the term of grants. The annual and long-term programs are designed to strike a balance between Eversource's short- and long-term objectives so that the programs work in tandem.

In addition to the specific performance goals, the Committee assesses other factors as well as the executives' roles and individual performance and then makes annual incentive program awards at the levels and amounts disclosed in this Item 11.

2017 ANNUAL INCENTIVE PROGRAM

In February 2017, the Committee established the terms of the 2017 Annual Incentive Program. As part of the overall program, and after consulting with Pay Governance, the Committee set target award levels for each of the Named Executive Officers that ranged from 65 percent to 115 percent of base salary.

At the February 2017 meeting, the Committee determined that for 2017 it would continue to base 70 percent of the annual incentive performance goals on Eversource's overall financial performance and 30 percent of the annual performance goals on Eversource's overall operational performance. The Committee also determined the specific goals that would be used to assess performance, with potential ratings on each goal ranging from 0 percent to 200 percent of target. The Committee assigned weightings to each of these specific goals. For the financial component, the following goals were used: earnings per share, weighted at 70 percent, dividend growth goal, weighted at 20 percent, and credit rating, weighted at 10 percent. For the operational component, the Committee used the following goals: combined service reliability and restoration goals, weighted at 60 percent; combined key strategic regional energy projects, success in regulatory outcomes and improvement of the customer experience goals, weighted at 25 percent; and combined safety ratings, gas service response and diversity promotions and hires of leadership employee positions goals, weighted at 15 percent.

2017 Performance Goals
At the December 2017 meeting of the Committee, management provided an initial review of Eversource's 2017 performance, followed in February 2018 by a full assessment of the performance goals, the additional accomplishments noted below under the caption "Additional Factors" and the overall performance of Eversource and the executives. In addition to these meetings, the Committee and the Eversource Board were continuously provided updates during 2017 on corporate performance. At the February 2018 meeting, the Committee determined, based on its assessment of the financial and operational performance goals, to set the level of achievement of combined financial and operational performance goals results at 160 percent of target, reflecting the overall strong performance of Eversource and the executive team. In arriving at this determination, the Committee determined that the financial performance goals result was 161 percent of target and the operational performance goals result was 155 percent of target. The individual financial and operational performance goals results are as set forth below. Eversource's Chief Executive Officer recommended to the Committee payout levels for the executives (other than himself) based on his assessment of each executive's individual performance towards achievement of the performance goals and the additional accomplishments of Eversource, together with each executive's contributions to the overall performance of Eversource. The awards determined by the Committee were also based on the same three-component criteria.

Financial Performance Goals Assessment

•
Eversource Energy's earnings per share in 2017 increased by 5.1 percent over 2016 and exceeded the established goal of $3.10; 2017 earnings equaled $3.11 per share. Eversource exceeded the earnings goal despite several significant challenges, including higher than anticipated storm costs and lower sales in 2017, which resulted in significantly lower than expected revenues of nearly $40 million. In a demanding operating environment, Eversource reduced costs to mitigate these challenges. The Committee determined the earnings per share goal to have attained a 155 percent performance result.

•
Eversource Energy increased its dividend to $1.90 per share, a 6.7 percent increase from the prior year, compared to the utility industry's median dividend growth of 4.8 percent. The Committee determined this goal to have attained a 160 percent performance.

•
S&P raised Eversource's credit rating in December 2017 to A+. This rating represents the highest S&P holding company credit rating in the utility industry, and continues to provide the foundation for favorable financing opportunities. The industry average credit rating at S&P is "BBB+." The Committee determined this goal to have attained a 200 percent performance result.

Operational Performance Goals Assessment

•
Eversource's total electric system reliability performance exceeded targeted performance and was its best ever. Average months between interruptions equaled 17.6 months, near the highest end of the performance zone established by the Committee of 15 to 18 months and in the first quartile of industry peers. System average restoration duration time equaled 73.2 minutes, well within the performance zone established by the Committee of 76 to 63 minutes and also in the first quartile of industry peers. The Committee determined these goals to have each attained a 175 percent performance result.

•
Eversource exceeded the safety performance goal of between 0.9 - 1.2 DART per 1,000 employees; DART equaled 0.6 in 2017, the best performance in Eversource's history and also industry first quartile performance. The Committee determined this goal to have attained a 200 percent performance result.

•
On-time response to gas customer emergency calls was 99.6 percent, which exceeded the goal of 99.1 percent and was also first quartile versus industry peers. The Committee determined this goal to have attained a 125 percent performance result.

•
In 2017, 37.5 percent of new hires and promotions into leadership roles were women or people of color, slightly ahead of the goal of 37 percent. The Committee determined this goal to have attained a 100 percent performance result.

•
Eversource successfully expanded the functionality of its customer website and outage communication systems and strengthened media outreach efforts. The Committee determined this goal to have attained a 75 percent performance result.

•
Eversource achieved several constructive regulatory outcomes in each of the three states in which it provides service. These included the sale of the New Hampshire fossil generation assets, a constructive Massachusetts rate case approval, and a settlement agreement to for approval with the Connecticut Public Utility Authority in connection with a previous filed rate review. The Committee determined this goal to have attained a 200 percent performance result.

•
While Eversource made substantial progress on its major ongoing strategic projects in 2017, it encountered a significant setback on its Northern Pass Transmission project in early 2018, when the New Hampshire Site Evaluation Committee rejected the project. Eversource continues to work on a path forward. Bay State Wind received approval of a Site Assessment Plan from the U.S. government, the first off-shore wind project to do so. Eversource is awaiting a decision on Bay State Wind's off-shore wind proposal bid to the Massachusetts Clean Energy request for proposal. The Access Northeast gas pipeline project received an adverse court decision in 2017 relating to the ability to secure supply contracts. Eversource is reconfiguring the project in light of this decision. Eversource is the only electric utility in the country to add a water utility as an additional line of business through the purchase of Aquarion Water Company. Participating in a highly competitive auction process, Eversource negotiated a purchase agreement, received regulatory approvals in three states within five months, and completed the acquisition in December, adding a new, complementary and growth-oriented business line. The Committee determined this goal to have attained a 75 percent performance result.

Financial Performance Goals

Category	2017 Goal	Eversource Performance	Indicative Assessment
Earnings Per Share	$3.10 per share	Exceeded: $3.11 per share, a 5.1% increase over 2016, significantly outperforming industry average growth of nearly 4%	155%
Dividend Growth	Increase dividend $0.12 to $1.90 per share	Achieved: Increased to $1.90 per share, a $0.12 increase and 6.7% growth, significantly exceeding the industry median of 4.8%	160%
Credit Rating	Maintain Eversource's top tier Standard & Poor's (S&P) "A" credit rating	Exceeded: S&P rating raised to "A+", the highest holding company credit rating in the utility industry by two notches	200%
Weightings = Earnings per share: 70%; Dividend growth: 20%; Credit rating: 10%

Operational Performance Goals

Category	2017 Goal	Eversource Performance	Indicative Assessment
Reliability - Avg. Months Between Interruptions ("MBI")	Achieve MBI of within 15 to 18 months	Exceeded: MBI = 17.6 months. At the top of targeted performance zone, and first quartile vs. industry peers and best ever performance	175%
Average Restoration Duration ("SAIDI")	Achieve SAIDI of 76 to 63 minutes	Achieved: SAIDI = 73.2 minutes. Within targeted performance and first quartile vs. industry peers	175%
Safety Rate	0.9 - 1.2 Days Away/Restricted Time	Exceeded: 0.6 DART Best year ever for safety; performance exceeded target range and was first quartile in industry	200%
Gas Service Response	99.1%	Exceeded: 99.6%; also achieved all regulatory mandated targets and response was at first quartile vs. industry peers' performance	125%
Diverse Leadership	37% hires or promotions of leadership level be women or people of color	Exceeded: 37.5%, 0.5 percentage points above target	100%
Improve the Customer Experience	Customer billing improvements, enhanced communications, improved digital experience and community support	Partially Achieved: Improvements made as planned in digital offerings and enhanced outage communications. Customer satisfaction scores below expectations	75%
Positive Regulatory Outcomes - Divestiture and State rate activity	Successfully complete the generation assets sale and constructive rate case results	Exceeded: Successfully completed N.H. Generation Divestiture and the MA Rate Case. CT Rate Case was filed and a settlement agreement was reached and filed with PURA for approval	200%
Positive Outcomes on Key Strategic Initiatives	Major strategic initiatives	Partially Achieved: Aquarion Water Company purchase completed. Bay State Wind making good progress. NPT was selected by Massachusetts in the State's clean energy RFP and progressed through several key siting approvals but was denied approval by New Hampshire Site Evaluation Committee. Access Northeast reconfiguring in light of adverse court decision.	75%
Weightings = Reliability and Restoration: 60%; Key corporate initiatives: 25%; Safety/Gas service/Diversity: 15%

Performance Goals Assessment

Financial Performance at 161% (weighted 70%)	113%
Operational Performance at 155% (weighted 30%)	47%
Overall Performance	160%

Additional Factors

The following key strategic, environmental and customer-focused results were also considered significant by the Committee in making an assessment of overall financial and operational performance, but were not given specific weightings or assigned a specific performance assessment score:

•
Eversource resolved a long-standing dispute with federal and state agencies regarding the location of a critical underwater electric transmission line providing service to the Massachusetts Water Resources Authority.

•
Eversource continued to transform and grow the natural gas delivery business. Eversource added more than 10,000 new gas customers for the fifth consecutive year and achieved its highest-level rating of 93 percent from new customers.

•	Eversource was recognized as being the number one energy efficiency provider in the industry.

•	Eversource is proceeding with a planned development of 18 sites in Massachusetts that will provide 62MW of solar generation and an anticipated rate base investment of $180 million.

•	Eversource received approval in its Massachusetts rate filing of $100 million to advance energy storage and electric vehicle charging infrastructure.

Individual Performance Factors Considered by the Committee

The goal of the Committee for 2017 was again to provide incentives for Eversource executives to work together as a highly effective, integrated team to achieve or exceed the financial, operational, safety, customer, strategic and diversity goals and objectives. The Committee based the annual incentive payments on team performance and also on the Committee's assessment of each executive's individual performance in supporting the performance goals, additional achievements and overall performance of Eversource. The Committee and all other independent Eversource Trustees assessed the performance of the Chief Executive Officer and, based on the recommendations of the Chief Executive Officer as to executives other than himself, the Committee assessed the performance of the other Named Executive Officers to determine the individual incentive payments as disclosed in the Summary Compensation Table. Based on the Committee's review, which included its assessment of the performance goals, the significant other accomplishments of Eversource and the Named Executive Officers, and the overall performance of Eversource and each of the Named Executive Officers, considered in its totality by the Committee to have been excellent, the Committee approved annual incentive program payments for the Named Executive Officers at levels that ranged from 148 percent to 199 percent of target. These payments reflected the individual and team contributions of the Named Executive Officers in achieving the goals and the additional accomplishments and the overall performance of Eversource.

In determining Mr. Judge's annual incentive payment of $2,285,000, which was 160 percent of target and which reflects his and Eversource's continued strong performance, the Committee and the Board considered the totality of Eversource's success in accomplishing the goals set by the Committee, the additional accomplishments of Eversource, and the superior leadership of Mr. Judge in every part of the business, significantly advancing Eversource towards its goal of being recognized as the Best Energy Company in the country.

2017 Annual Incentive Program Awards
Named Executive Officer	Award
James J. Judge	$2,285,000
Philip J. Lembo	700,000
Werner J. Schweiger	775,000
Gregory B. Butler	625,000
Joseph R. Nolan, Jr.	680,000

Long-Term Incentive Program

General

Eversource's long-term incentive program is intended to focus on Eversource's longer-term strategic goals and to help retain its executives. A new three-year program commences every year. For the 2017 - 2019 Long-Term Incentive Program, each executive's target long-term incentive opportunity consisted of 50 percent Eversource Energy Performance Shares and 50 percent RSUs. Performance Shares are designed to reward long-term achievements as measured against pre-established performance measures. RSUs are designed to provide executives with an incentive to increase the value of Eversource common shares in alignment with shareholder interests, while also serving as a retention component for executive talent. Eversource believes these compensation elements create a focus on continued Eversource and share price growth to further align the interests of Eversource's executives with the interests of Eversource's shareholders.

Mr. Judge was elected President and Chief Executive Officer of Eversource on April 6, 2016 upon the retirement of Thomas J. May. Mr. Judge had previously served as Executive Vice President and Chief Financial Officer of Eversource until his election as President and Chief Executive Officer. Mr. Lembo was elected Executive Vice President and Chief Financial Officer of Eversource on May 4, 2016, having previously served as Vice President and Treasurer. Thus, 2017 was the first year during which the Committee made long term incentive program stock awards to Mr. Judge and Mr. Lembo in their new positions of President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, respectively. The grant date fair values of Mr. Judge’s and Mr. Lembo’s 2017 stock awards under the 2017 long term incentive program were $5,504,904 and $1,314,086, respectively, compared to their 2016 awards of $1,382,021 and $212,300 respectively.

Performance Share Grants

General

Performance Shares are designed to reward future financial performance, measured by long-term earnings growth and shareholder returns over a three-year performance period, therefore aligning management compensation with performance. Performance Shares are granted as a target number of Eversource common shares. The number of Performance Shares granted are determined by dividing the target grant value in dollars by the average daily closing prices of Eversource common shares on the New York Stock Exchange for the ten business days preceding the grant date and rounding to the nearest whole share. Until the end of the Performance Period, the value of dividends that would have been paid with respect to the Performance Shares had the Performance Shares been actual common shares will be deemed to be invested in additional Performance Shares, which remain at risk until actual performance for the period is determined.

Performance Shares under the 2017 - 2019 Program

For the 2017 - 2019 Program, the Committee determined it would continue to measure performance using: (i) average diluted earnings per share growth ("EPSG"); and (ii) relative total shareholder return ("TSR") measured against the performance of companies that comprise the EEI Index. As in 2016 and 2015, the Committee selected EPSG and TSR as performance measures because the Committee continues to believe that they are generally recognized as the best indicators of overall corporate performance. Further, the Committee considers it a best practice to use a combination of relative and absolute metrics, with EPS growth serving as a key input to shareholder value and TSR serving as the output.

The number of Performance Shares awarded at the end of the three-year period ranges from 0 percent to 200 percent of target, depending on EPSG and relative TSR performance as set forth in the performance matrix below. Performance Share grants are based on a percentage of annualized base salary at the time of the grant and measured in dollars. The target number of shares under the 2017 - 2019 Program ranged from 35 percent to 213 percent of base salary. For the 2017 - 2019 Program, EPSG ranges from 0 percent to 9 percent, while TSR ranges from below the 10th percentile to above the 90th percentile. The Committee determined that payout at 100 percent of target should be challenging but achievable. As a result, vesting at 100 percent of target occurs at various combinations of EPSG and TSR performance. In addition, the value of any Performance Shares that actually vest may increase or decrease over the vesting period based on Eversource's share price performance. The number of performance shares granted at target were approved as set forth in the table below. The Committee and the independent Members of the Eversource Board determined the Performance Share grants for the Chief Executive Officer. Based on input from the Chief Executive Officer, the Committee determined the Performance Share grants for each of the other executive officers, including the other Named Executive Officers.

Performance Shares under the 2016 - 2018 Program

For the 2016 - 2018 Program, the Committee used the same performance measures of EPSG and TSR and the same criteria used in the 2017 - 2019 Program described above and the 2015 - 2017 Program described below.
The performance matrix set forth below describes how the Performance Share payout will be determined under the 2016 - 2018 and 2017 - 2019 Long-Term Incentive Programs and how the Performance Share payout was determined under the 2015 - 2017 Program. Three-year average EPSG is cross-referenced with the actual three-year TSR percentile to determine actual performance share payout as a percentage of target:

2015 - 2017, 2016 - 2018 and 2017 - 2019 Long-Term Incentive Programs Performance Share Potential Payout
Three-Year Average EPS Growth	Three-Year Relative Total Shareholder Return Percentiles
	Below 10th	20th	30th	40th	50th	60th	70th	80th	90th	Above 90th
9%	110%	120%	130%	140%	150%	160%	170%	180%	190%	200%
8%	100%	110%	120%	130%	140%	150%	160%	170%	180%	190%
7%	90%	100%	110%	120%	130%	140%	150%	160%	170%	180%
6%	80%	90%	100%	110%	120%	130%	140%	150%	160%	170%
5%	70%	80%	90%	100%	110%	120%	130%	140%	150%	160%
4%	60%	70%	80%	90%	100%	110%	120%	130%	140%	150%
3%	40%	50%	70%	80%	90%	100%	110%	120%	130%	140%
2%	20%	40%	60%	70%	80%	90%	100%	110%	120%	130%
1%	—	10%	40%	60%	70%	80%	90%	100%	110%	120%
0%	—	—	20%	30%	50%	70%	80%	90%	100%	110%
Below 0%	—	—	—	—	10%	20%	30%	40%	50%	60%

Long-Term Incentive Program Performance Share Grants at Target

Named Executive Officer	2016 - 2018 Performance Share Grant	2017 - 2019 Performance Share Grant
James J. Judge	12,004	48,259
Philip J. Lembo	1,844	11,520
Werner J. Schweiger	11,805	11,703
Gregory B. Butler	7,791	9,052
Joseph R. Nolan, Jr.	4,503	7,920

Results of the 2015 - 2017 Performance Share Program

The 2015 - 2017 Program ended on December 31, 2017. The actual performance level achieved under the Program was a three-year average adjusted EPS growth of 5.5 percent and a three-year total shareholder return at the 41st percentile, which when interpolated in accordance with the criteria established by the Committee in 2015, resulted in vesting performance shares units at 106 percent of target. This determination was made in accordance with the performance criteria approved by the Committee at the commencement of the performance period. At its February 7, 2018 meeting, the Committee confirmed that the actual results achieved were calculated in accordance with established performance criteria, and it considered all non-recurring items in determining that the adjusted EPS was calculated in accordance with the plan documents. The number of Performance Shares awarded to the Named Executive Officers were approved as set forth in the table below.

2015 - 2017 Long-Term Incentive Program Performance Share Award

2015 – 2017 Long-Term Incentive Program Performance Share Grants at Target
Named Executive Officer	Performance Share Grant
James J. Judge	11,436
Philip J. Lembo	1,984
Werner J. Schweiger	11,319
Gregory B. Butler	8,052
Joseph R. Nolan, Jr.	4,434

Restricted Share Units

General

Each RSU granted under the long-term incentive program entitles the holder to receive one Eversource common share at the time of vesting. All RSUs granted under the long-term incentive program vest in equal annual installments over three years. RSU holders are eligible to receive reinvested dividend units on outstanding RSUs held by them to the same extent that dividends are declared and paid on Eversource common shares. Reinvested dividend equivalents are accounted for as additional RSUs that accrue and are distributed with the common shares issued upon vesting of the underlying RSUs. Common shares, including any additional common shares in respect of reinvested dividend equivalents, are not issued for any RSUs that do not vest.

The Committee determined RSU grants for each executive officer participating in the long-term incentive program. RSU grants are based on a percentage of annualized base salary at the time of the grant and measured in dollars. In 2017, the percentage used for each executive officer was based on the executive officer's position in Eversource and ranged from 35 percent to 213 percent of base salary. The Committee reserves the right to increase or decrease the RSU grant from target for each officer under special circumstances. The Committee and all other independent members of the Eversource Board determined the RSU grants for Eversource's Chief Executive Officer. Based on input from the Chief Executive Officer, the Committee determined the RSU grants for each of the other executive officers, including the other Named Executive Officers.

All RSUs are granted on the date of the Committee meeting at which they are approved. RSU grants are subsequently converted from dollars into Eversource common share equivalents by dividing the value of each grant by the average closing price for Eversource common shares over the ten trading days prior to the date of the grant. RSU grants at 100 percent of target were approved as set forth in the table below.

	RSUs Awarded
Named Executive Officer	2015	2016	2017
James J. Judge	9,800	12,004	48,259
Philip J. Lembo	1,700	1,844	11,520
Werner J. Schweiger	9,700	11,805	11,703
Gregory B. Butler	6,900	7,791	9,052
Joseph R. Nolan, Jr.	3,800	4,503	7,920

Clawbacks

If Eversource's earnings were to be restated as a result of noncompliance with accounting rules caused by fraud or misconduct or if a participant engages in a material violation of Eversource's Code of Business Conduct or breaches a material covenant in an employment agreement, as determined by the Eversource Board of Trustees, the participant would be required by the Eversource Incentive Plan to reimburse Eversource for certain incentive compensation received by him or her.

No Hedging and No Pledging Policy

Eversource has adopted a policy prohibiting the purchase of financial instruments or otherwise entering into transactions designed to have the effect of hedging or offsetting any decrease in the value of Eversource common shares by Eversource's Trustees and executives. This policy also prohibits all pledging, derivative transactions of short sales involving Eversource common shares or the holding of any Eversource common shares in a margin account.

Share Ownership Guidelines and Retention Requirements

The Committee has approved share ownership guidelines to further emphasize the importance of share ownership by Eversource officers. As indicated in the table below, the guidelines call for Eversource's Chief Executive Officer to own common shares equal to six times base salary, executive vice presidents to own a number of common shares equal to three times base salary, senior vice presidents to own common shares equal to two times base salary, and all other officers to own a number of common shares equal to one to one and one half times base salary.

Executive Officer	Base Salary Multiple
Chief Executive Officer	6
Executive Vice Presidents	3
Operating Company Presidents / Senior Vice Presidents	2
Vice Presidents	1 – 1.5

Eversource requires that its officers attain these ownership levels within five years. All Eversource officers, including Eversource's Named Executive Officers, have satisfied the share ownership guidelines or are expected to satisfy them within the applicable timeframe. Common shares, whether held of record, in street name, or in individual 401(k) accounts, and RSUs satisfy the guideline requirements to hold 100 percent of the net shares. Unexercised stock options and unvested performance shares do not count toward the ownership guidelines. In addition to the share ownership guidelines noted above, all officers must hold all the shares awarded under the Eversource's incentive compensation plan until the share ownership guidelines have been met.

Other

Retirement Benefits

Eversource provides a qualified defined benefit pension program for certain officers, which is a final average pay program subject to tax code limits. Because of such limits, Eversource also maintains a supplemental non-qualified pension program. Benefits are based on base salary and certain incentive payments, which is consistent with the goal of providing a retirement benefit that replaces a percentage of pre-retirement income. The supplemental program compensates for benefits barred by tax code limits, and generally provides (together with the qualified pension program) benefits equal to approximately 60 percent of pre-retirement compensation (subject to certain reductions) for Messrs. Judge, Lembo, Schweiger and Nolan, and approximately 50 percent of such compensation for Mr. Butler. The supplemental program has been discontinued for newly-elected officers.

As set forth in this CD&A, Mr. Judge and Mr. Lembo were elected to the positions of President and Chief Executive Officer and Executive Vice President and Chief Financial Officer respectively in 2016, such that 2017 was the first year that each served in his new position. Each had a resulting substantial increase in the actuarial, formula-based present values of his pension benefit due to the increase in their base pay and annual bonus. This increase is disclosed in the Change in Pension Value and Non-Qualified Deferred Earnings column of the Summary Compensation Table. These accounting-based increases, while representing for Mr. Judge and Mr. Lembo a substantial portion of their 2017 total compensation disclosed in the SEC Total column of the Summary Compensation Table, resulted in no actual 2017 W-2 earnings for either of them.

For certain participants, the benefits payable under the Supplemental Non-Qualified Pension Program (the "Program") differ from those described above. The Program benefit payable to Mr. Schweiger is fully vested and is further reduced by benefits he is entitled to receive under previous employers' retirement plans.

Also see the narrative accompanying the "Pension Benefits" table and accompanying notes for more detail on the above program.

401(k) Benefits

Eversource offers a qualified 401(k) program for all employees, including executives, subject to tax code limits. After applying these limits, the program provides a match of 50 percent of the first 8 percent of eligible base salary, up to a maximum of $10,800 per year for Messrs. Judge, Lembo, Schweiger and Nolan. For Mr. Butler, the program provides a match of 100 percent of the first 3 percent of eligible base salary, up to a maximum of $8,100 per year.

Deferred Compensation

Eversource offers a non-qualified deferred compensation program for its executives. In 2017, the program allowed deferral of up to 100 percent of base salary, annual incentives and long-term incentive awards. The program allows participants to select investment measures for deferrals based on an array of deemed investment options (including certain mutual funds and publicly traded securities).

See the Non-Qualified Deferred Compensation Table and accompanying notes for additional details on the above program.

Perquisites

Eversource provides executives with limited financial planning, vehicle leasing and access to tickets to sporting events. The current level of perquisites does not factor into decisions on total compensation.

Contractual Agreements

Eversource maintains contractual agreements with all of its Named Executive Officers that provide for potential compensation in the event of certain terminations, including termination following a Change in Control. Eversource believes these agreements are necessary to attract and retain high quality executives and to ensure executive focus on Eversource business during the period leading up to a potential Change in Control. The agreements are "double-trigger" agreements that provide executives with compensation in the event of a Change in Control followed by termination of employment due to one or more of the events set forth in the agreements, while still providing an incentive to remain employed with Eversource for the transition period that follows.

Under the agreements, certain compensation is generally payable if, during the applicable change in control period, the executive is involuntarily terminated (other than for cause) or terminates employment for "good reason." These agreements are described more fully in the tables following this CD&A under "Payments Upon Termination."

Tax and Accounting Considerations

Eversource's Incentive Plan permits annual incentive and performance share awards that were intended to qualify as performance-based compensation under the recently repealed Section 162(m) of the Internal Revenue Code. Eversource is aware of the changes in the Internal Revenue Code that impact tax deductibility of incentive compensation. Eversource believes that the availability of a tax deduction for forms of compensation is secondary to the goal of providing market-based compensation to attract and retain highly qualified executives. The Committee believes it is in Eversource's best interests to retain discretion to make compensation awards, whether or not deductible.

Eversource has adopted the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718, Compensation-Stock Compensation. In general, Eversource and the Committee do not consider accounting considerations in structuring compensation arrangements.

Equity Grant Practices

Equity awards noted in the compensation tables are made annually at the February meeting of Eversource's Compensation Committee (subject to further approval by all of the independent members of Eversource's Board of Trustees of the Chief Executive Officer's award) when the Committee also determines base salary, annual and long-term incentive compensation targets and annual incentive awards. The date of this meeting is chosen at least a year in advance, and therefore awards are not coordinated with the release of material non-public information.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid or earned by CL&P's principal executive officer (Mr. Judge), principal financial officer (Mr. Lembo) and the three other most highly compensated executive officers in 2017, determined in accordance with the applicable SEC disclosure rules (collectively, the Named Executive Officers). As explained in the footnotes below, the amounts reflect the economic benefit to each Named Executive Officer of the compensation item paid or accrued on behalf of the Named Executive Officers for the fiscal year ended December 31, 2017 in accordance with such rules. All salaries, annual incentive amounts and long-term incentive amounts shown for each Named Executive Officer were paid for all services rendered to Eversource Energy and its subsidiaries, including CL&P, in all capacities.

Name and Principal Position	Year	Salary	Stock Awards (2)	Non-Equity Incentive Plan (3)	Change in Pension Value and Non- Qualified Deferred Earnings (4)	All Other Compen- sation (5)	SEC Total	Adjusted SEC Total (6)
James J. Judge	2017	$1,230,694	$5,504,904	$2,285,000	$6,869,854	$25,009	$15,915,461	$9,045,607
President and Chief Executive Officer of Eversource Energy; Chairman of CL&P	2016	959,690	1,382,021	2,200,000	1,616,742	24,809	6,183,262	4,566,520
	2015	605,650	1,135,526	690,000	895,929	20,672	3,347,777	2,451,848
Philip J. Lembo (1)	2017	613,847	1,314,086	700,000	1,246,325	21,485	3,895,743	2,649,418
Executive Vice President and Chief Financial Officer of Eversource Energy and CL&P	2016	439,208	212,300	600,000	543,133	21,285	1,815,926	1,272,793

Werner J. Schweiger	2017	634,078	1,334,961	775,000	1,225,581	21,418	3,991,038	2,765,457
Executive Vice President and Chief Operating Officer of Eversource Energy and CL&P	2016	592,108	1,359,110	700,000	1,156,328	21,135	3,828,681	2,672,353
	2015	600,000	1,123,939	680,000	746,734	21,135	3,171,808	2,425,074
Gregory B. Butler	2017	597,886	1,032,562	625,000	1,670,745	15,361	3,941,554	2,270,809
Executive Vice President and General Counsel of Eversource Energy and CL&P	2016	514,494	896,978	575,000	539,638	12,886	2,538,996	1,999,358
	2015	474,992	—	525,000	242,980	—	1,242,972	999,992
Joseph R. Nolan, Jr. (1)	2017	515,578	903,434	680,000	1,486,025	16,076	3,601,113	2,115,088
Executive Vice President-Customer and Corporate Relations of Eversource Energy and CL&P	2016	419,364	518,430	550,000	826,729	15,876	2,330,399	1,503,670

(1)	Messrs. Lembo and Nolan did not meet the requirements for inclusion in the Summary Compensation Table and were not Named Executive Officers for 2015.

(2)	Reflects the aggregate grant date fair value of RSUs and performance shares granted in each fiscal year, calculated in accordance with FASB ASC Topic 718.

RSUs were granted to each Named Executive Officer as long-term compensation, which vest in equal annual installments over three years.

In 2017, each of the Named Executive Officers was granted performance shares as long-term incentive compensation. These performance shares will vest based on the extent to which the two performance conditions described in the CD&A are achieved as of December 31, 2019. The grant date fair values for the performance shares, assuming achievement of the highest level of both performance conditions, are as follows: Mr. Judge: $4,151,239; Mr. Lembo: $990,950; Mr. Schweiger: $1,006,692; Mr. Butler: $778,653; and Mr. Nolan: $681,278.

Holders of RSUs and performance shares are eligible to receive dividend equivalent units on outstanding awards to the same extent that dividends are declared and paid on Eversource common shares. Dividend equivalent units are accounted for as additional common shares that accrue and are distributed simultaneously with the common shares issued upon vesting of the underlying RSUs and performance shares.

Mr. Judge was elected President and Chief Executive Officer of the Company on April 6, 2016, upon the retirement of Thomas J. May. Mr. Judge had previously served as Executive Vice President and Chief Financial Officer of the Company until his election as President and Chief Executive Officer. Mr. Lembo was elected Executive Vice President and Chief Financial Officer of the Company on May 4, 2016, having previously served as Vice President and Treasurer. Thus, 2017 was the first year during which the Committee made long term incentive program stock awards to Mr. Judge and Mr. Lembo in their new positions of President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, respectively.

(3)
Includes payments to the Named Executive Officers under the 2017 Annual Incentive Program (Mr. Judge: $2,285,000, Mr. Lembo: $700,000; Mr. Schweiger: $775,000; Mr. Butler: $625,000; and Mr. Nolan: $680,000).

(4)
Includes the actuarial increase in the present value from December 31, 2016 to December 31, 2017, of the Named Executive Officers' accumulated benefits under all of the Eversource defined benefit pension program and agreements, determined using interest rate and mortality rate assumptions consistent with those appearing in the footnotes to this Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The substantial actuarial increase in Mr. Judge's benefit in 2017 resulted from the increase in base pay and annual incentive following his promotion in 2016 to Chief Executive Officer of Eversource. The change in interest rates also impacted the amount of actuarial increase. The Named Executive Officer may not be fully vested in such amounts. More information on this topic is set forth in the Pension Benefits table. There were no above-market earnings in deferred compensation value during 2017, as the terms of the Deferred Compensation Plan provide for market-based investments, including Eversource common shares.

Mr. Judge and Mr. Lembo were elected to the positions of President and Chief Executive Officer and Executive Vice President and Chief Financial Officer respectively, in 2016, such that 2017 was the first year that each served in his new position. Each had a resulting substantial increase in the actuarial, formula-based present values of his pension benefit due to the increase in their base pay and annual bonus. These accounting-based increases, while representing for Mr. Judge and Mr. Lembo a substantial portion of their 2017 total compensation disclosed in the SEC Total above, resulted in no actual 2017 W-2 earnings for either of them.

(5)
Includes matching contributions allocated by us to the accounts of Named Executive Officers under the 401k Plan as follows: $10,800 for each of Messrs. Judge, Lembo, Schweiger and Nolan, and $8,100 for Mr. Butler. For Mr. Judge, the value shown includes financial planning services valued at $5,000 and $9,209 paid by Eversource for a company-leased vehicle. For Mr. Lembo, the value shown includes financial planning services valued at $5,000 and $5,685 paid by Eversource for a company-leased vehicle. For Mr. Schweiger, the value shown includes financial planning services valued at $5,000 and $5,618 paid by Eversource for a company-leased vehicle. None of the other Named Executive Officers received perquisites valued in the aggregate in excess of $10,000.

(6)
The amounts in the Adjusted SEC Total column reflect an adjustment to the total compensation reported in the column marked SEC Total. The Adjusted SEC Total subtracts the actuarial change in pension value disclosed in the column titled "Change in Pension Value and Non-Qualified Deferred Earnings" as further described in Note (4) above in order to reflect compensation earned during the year by the executive without consideration of pension benefit impacts. The amounts in this column differ substantially from, and are not a substitute for, the amounts noted in the SEC Total.

GRANTS OF PLAN-BASED AWARDS DURING 2017

The Grants of Plan-Based Awards Table provides information on the range of potential payouts under all incentive plan awards during the fiscal year ended December 31, 2017. The table also discloses the underlying equity awards and the grant date for equity-based awards. We have not granted any stock options since 2002.

								All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	Grant Date Fair Value of Stock and Option Awards ($) (3)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards (1)
	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target (#)	Maximum (#)
Name
James J. Judge
Annual Incentive (4)	02/03/17	$714,000	$1,428,000	$2,856,000	$—	—	—	—	$—
Long-Term Incentive (5)	02/03/17	—	—	—	—	48,259	96,518	48,259	5,504,904
Philip J. Lembo
Annual Incentive (4)	02/03/17	236,500	473,000	946,000	—	—	—	—	—
Long-Term Incentive (5)	02/03/17	—	—	—	—	11,520	23,040	11,520	1,314,086
Werner J. Schweiger
Annual Incentive (4)	02/03/17	240,000	480,000	960,000	—	—	—	—	—
Long-Term Incentive (5)	02/03/17	—	—	—	—	11,703	23,406	11,703	1,334,961
Gregory B. Butler
Annual Incentive (4)	02/03/17	195,000	390,000	780,000	—	—	—	—	—
Long-Term Incentive (5)	02/03/17	—	—	—	—	9,052	18,104	9,052	1,032,562
Joseph R. Nolan, Jr.
Annual Incentive (4)	02/03/17	170,500	341,000	682,000	—	—	—	—	—
Long-Term Incentive (5)	02/03/17	—	—	—	—	7,920	15,840	7,920	903,434

(1)
Reflects the number of performance shares granted to each of the Named Executive Officers on February 3, 2017 under the 2017 - 2019 Long-Term Incentive Program. Performance shares were granted subject to a three-year Performance Period that ends on December 31, 2019. At the end of the Performance Period, common shares will be awarded based on actual performance results as a percentage of target, subject to reduction for applicable payroll withholding taxes. Holders of performance shares are eligible to receive dividend equivalent units on outstanding performance shares awarded to them to the same extent that dividends are declared and paid on Eversource common shares. Dividend equivalent units are accounted for as additional common shares that accrue and are distributed simultaneously with the common shares underlying the performance shares. The Annual Incentive Program does not include an equity component.

(2)
Reflects the number of RSUs granted to each of the Named Executive Officers on February 3, 2017 under the 2017 - 2019 Long-Term Incentive Program. RSUs vest in equal installments on February 2, 2018, 2019 and 2020. We will distribute common shares with respect to vested RSUs on a one-for-one basis following vesting, after reduction for applicable payroll withholding taxes. Holders of RSUs are eligible to receive dividend equivalent units on outstanding RSUs awarded to them to the same extent that dividends are declared and paid on Eversource common shares. Dividend equivalent units are accounted for as additional common shares that accrue and are distributed simultaneously with the common shares distributed in respect of the underlying RSUs.

(3)
Reflects the grant date fair value, determined in accordance with FASB ASC Topic 718, of RSUs and performance shares granted to the Named Executive Officers on February 3, 2017 under the 2017 - 2019 Long-Term Incentive Program.

(4)
The threshold payment under the Annual Incentive Program is 50 percent of target. The actual payments in 2018 for performance in 2017 are set forth in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

(5)	Reflects the range of potential payouts, if any, pursuant to performance share awards under the 2017 - 2019 Long-Term Incentive Program, as described in the CD&A.

OUTSTANDING EQUITY GRANTS AT DECEMBER 31, 2017

The following table sets forth RSU and performance share grants outstanding at the end of the fiscal year ended December 31, 2017 for each of the Named Executive Officers. There are no outstanding options.

	Stock Awards (1)
	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (5)
Name
James J. Judge	61,900	$3,910,906	73,351	$4,634,346
Philip J. Lembo	13,818	873,019	15,719	993,112
Werner J. Schweiger	24,010	1,516,957	35,317	2,231,300
Gregory B. Butler	17,400	1,099,253	25,227	1,593,835
Joseph R. Nolan, Jr.	12,761	806,219	17,147	1,083,333

(1)	Awards and market values of awards appearing in the table and the accompanying notes have been rounded to whole units.

(2)
A total of 55,588 unvested RSUs vested after January 1 and on or before February 2, 2018: Mr. Judge: 24,450; Mr. Lembo: 5,240; Mr. Schweiger: 11,773; Mr. Butler: 8,409; and Mr. Nolan: 5,716. A total of 43,882 unvested RSUs will vest on February 2, 2019: Mr. Judge: 20,855; Mr. Lembo: 4,616; Mr. Schweiger: 8,213; Mr. Butler: 5,877; and Mr. Nolan: 4,321. A total of 30,419 unvested RSUs will vest on February 2, 2020: Mr. Judge: 16,595; Mr. Lembo: 3,962; Mr. Schweiger: 4,024; Mr. Butler: 3,114; and Mr. Nolan: 2,724.

(3)	The market value of RSUs is determined by multiplying the number of RSUs by $63.18, the closing price per share of common shares on December 29, 2017, the last trading day of the year.

(4)	Reflects the target payout level for performance shares granted under the 2015 - 2017 Program, the 2016 - 2018 Program and the 2017 - 2019 Program.

The performance period for the 2015 - 2017 Program ended on December 31, 2017. Payouts under that program are set forth in the CD&A under the "Results of the 2015 - 2017 Performance Share Program."

The performance shares payout for 2016 - 2018 Program and the 2017 - 2019 Program will be based on actual performance results as a percentage of target, subject to reduction for applicable payroll withholding taxes. As described more fully under "Performance Shares" in the CD&A and Note (1) to the Grants of Plan-Based Awards table, performance shares will vest following a three-year performance period based on the extent to which the two performance conditions are achieved. Under the 2016 - 2018 Program, a total of 40,389 unearned performance shares (including accrued dividend equivalents) will vest based on the extent to which the two performance conditions described in the CD&A are achieved as of December 31, 2018. Assuming achievement of these conditions at a target level of performance, the amount of the awards would be as follows: Mr. Judge: 12,776; Mr. Lembo: 1,963; Mr. Schweiger: 12,565; Mr. Butler: 8,292; and Mr. Nolan: 4,793. Under the 2017 - 2019 Program, a total of 91,254 unearned performance shares (including accrued dividend equivalents) will vest based on the extent to which the two performance conditions described in the CD&A are achieved as of December 31, 2019, assuming achievement of these conditions at a target level of performance: Mr. Judge: 49,786; Mr. Lembo: 11,885; Mr. Schweiger: 12,073; Mr. Butler: 9,339; and Mr. Nolan: 8,171.

(5)
The market value is determined by multiplying the number of performance shares in the adjacent column by $63.18, the closing price of Eversource Energy common shares on December 29, 2017, the last trading day of the year.

OPTION EXERCISES AND STOCK VESTED IN 2017

The following table reports amounts realized on equity compensation during the fiscal year ended December 31, 2017. The Stock Awards columns report the vesting of RSU and performance share grants to the Named Executive Officers in 2017.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1)	Number of Shares Acquired on Vesting (#) (2)	Value Realized on Vesting (3)
Name
James J. Judge	—	$—	24,892	$1,395,241
Philip J. Lembo	—	—	4,164	233,432
Werner J. Schweiger	124,640	4,380,089	19,632	1,100,165
Gregory B. Butler	—	—	17,116	959,431
Joseph R. Nolan, Jr.	—	—	9,589	537,460

(1)	Represents the amounts realized upon option exercises, which is the difference between the option exercise price and the market price at the time of exercise.

(2)	Includes RSUs and performance shares granted to the Named Executive Officers under the long-term incentive programs, including dividend reinvestments, as follows:

Name	2014 Program	2015 Program	2016 Program	2017 Program
James J. Judge	17,278	3,486	4,128	—
Philip J. Lembo	2,926	605	633	—
Werner J. Schweiger	12,122	3,450	4,060	—
Gregory B. Butler	11,983	2,454	2,679	—
Joseph R. Nolan, Jr.	6,688	1,352	1,549	—

In all cases, we reduce the distribution of common shares by that number of shares valued in an amount sufficient to satisfy tax withholding obligations.

(3)
Values realized on vesting of RSUs granted under the 2014 - 2016, 2015 - 2017 and 2016 - 2018 Programs were based on $55.95 per share, the closing price of Eversource common shares on February 14, 2017. Values realized on vesting of performance shares granted under the 2014 - 2016 Program were based on $56.15 per share, the closing price of Eversource common shares on February 17, 2017.

PENSION BENEFITS IN 2017

The Pension Benefits Table shows the estimated present value of accumulated retirement benefits payable to each Named Executive Officer upon retirement based on the assumptions described below. The table distinguishes between benefits available under the qualified pension program, the supplemental pension program, and any additional benefits available under contractual agreements. See the narrative above in the CD&A under the caption "Other- Retirement Benefits" and "Contractual Agreements" for more detail on benefits under these plans and agreements.

The values shown in the Pension Benefits Table for Messrs. Judge, Lembo and Schweiger were calculated as of December 31, 2017, based on benefit payments in the form of a lump sum. For Mr. Butler, we assumed a payment of benefits in the form of a contingent annuitant option. Such earned pension program benefit value could otherwise have changed because of the reduction in mortality factors and potentially rising interest rates.

The values shown in this Table for the Named Executive Officers were based on benefit payments commencing at the earliest possible ages for retirement with unreduced benefits: Mr. Judge: age 60; Mr. Lembo: age 62; Mr. Schweiger: age 55; Mr. Butler: age 62; and Mr. Nolan: age 62.

In addition, we determined benefits under the qualified pension program using tax code limits in effect on December 31, 2017. For Messrs. Judge, Lembo, Schweiger and Nolan, the values shown reflect actual 2017 salary and annual incentives earned in 2016 but paid in 2017 (per applicable supplemental program rules). For Mr. Butler, the values shown reflect actual 2017 salary and annual incentives earned in 2016 but paid in 2017 (per applicable supplemental program rules).

We determined the present value of benefits at retirement age using the discount rate within a range of 3.56 percent to 3.68 percent under ACS 715-30 pension accounting for the 2018 fiscal year end measurement as of December 31, 2017. This present value assumes no pre-retirement mortality, turnover or disability. However, for the postretirement period beginning at retirement age, we used the RP2014 Employee Table Projected Generationally with Scale MP2015. This new mortality table (as published by the Society of Actuaries in 2014) and projection scale were used by the Eversource Pension Plan for year-end 2018 financial disclosure. Additional assumptions appear in the footnotes to this Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Pension Benefits

		Number of Years Credited Service (#)	Present Value of Accumulation Benefit	During Last Fiscal Year
Name	Plan Name
James J. Judge	Retirement Plan	40.33	$2,718,021	$—
	Supplemental Plan	20.00	8,420,744	—
	Supplemental Plan	40.33	7,904,098	—
Philip J. Lembo	Retirement Plan	8.75	1,201,331	—
	Supplemental Plan	8.75	2,489,455	—
Werner J. Schweiger	Retirement Plan	15.83	500,881	—
	Supplemental Plan	15.83	1,902,091	—
	Supplemental Plan	15.00	6,082,675	—
Gregory B. Butler	Retirement Plan	21.00	1,115,793	—
	Supplemental Plan	21.00	3,972,477	—
	Target	21.00	2,988,076	—
Joseph R. Nolan, Jr.	Retirement Plan	18.33	894,997	—
	Supplemental Plan	18.33	2,156,155	—
	Supplemental Plan	18.00	2,441,589	—

NONQUALIFIED DEFERRED COMPENSATION IN 2017

See the narrative above in the CD&A under the caption "Elements of 2017 Compensation - Other - Deferred Compensation" for more detail on Eversource's non-qualified deferred compensation program.

	Executive Contributions in Last FY	Registrant Contributions in Last FY	Aggregate Earnings in in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE (1)
Name
James J. Judge	$—	$—	$868,753	$—	$5,693,348
Philip J. Lembo	—	—	195,092	—	1,370,466
Werner J. Schweiger	—	—	2,344,596	—	17,228,164
Gregory B. Butler	—	—	3,038	—	20,607
Joseph R. Nolan, Jr.	—	—	771,911	—	4,850,174

(1)
Includes the total market value of deferred compensation program balances at December 31, 2017, plus the value of vested RSUs or other awards for which the distribution of common shares is currently deferred, based on $63.18, the closing price of Eversource common shares on December 29, 2017, the last trading day of the year. The aggregate balances reflect a significant level of earnings on previously earned and deferred compensation.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The discussion and tables below show compensation payable to each Named Executive Officer who is still an employee of Eversource, in the event of: (i) voluntary termination; (ii) involuntary not-for-cause termination; (iii) termination in the event of death or disability; and (iv) termination following a change in control. No amounts are payable in the event of a termination for cause. The amounts shown assume that each termination was effective as of December 31, 2017, the last business day of the fiscal year.

Generally, a "change in control" means a change in ownership or control effected through (i) the acquisition of 30 percent or more of the combined voting power of common shares or other voting securities (20 percent for Mr. Butler, excluding certain defined transactions), (ii) the acquisition of more than 50 percent of Eversource common shares, excluding certain defined transactions (for Messrs. Judge, Lembo; Schweiger and Nolan), (iii) a change in the majority of the Eversource Board of Trustees, unless approved by a majority of the incumbent Trustees, (iv) certain reorganizations, mergers or consolidations where substantially all of the persons who were the beneficial owners of the outstanding common shares immediately prior to such business combination do not beneficially own more than 50 percent of the voting power of the resulting business entity (excluding in certain cases defined transactions), and (v) complete liquidation or dissolution of Eversource, or a sale or disposition of all or substantially all of the assets of Eversource other than, for Mr. Butler, to an entity with respect to which following completion of the transaction more than 50 percent of common shares or other voting securities is then owned by all or substantially all of the persons who were the beneficial owners of common shares and other voting securities immediately prior to such transaction.

In the event of a change in control, the Named Executive Officers are generally entitled to receive compensation and benefits following either involuntary termination of employment without "cause" or voluntary termination of employment for "good reason" within the applicable period (generally two years following a change in control). The Committee believes that termination for good reason is conceptually the same as termination "without cause" and, in the absence of this provision, potential acquirers would have an incentive to constructively terminate executives to avoid paying severance. Termination for "cause" generally means termination due to a felony or certain other convictions; fraud, embezzlement, or theft in the course of employment; intentional, wrongful damage to Eversource property; gross misconduct or gross negligence in the course of employment or gross neglect of duties harmful to Eversource; or a material breach of obligations under the agreement. "Good reason" for termination generally exists after assignment of duties inconsistent with executive's position, a material reduction in compensation or benefits, a transfer more than 50 miles from the executive's pre-change in control principal business location (or for Messrs. Judge, Lembo, Schweiger and Nolan, an involuntary transfer outside the Greater Boston Metropolitan Area), or requiring business travel to a substantially greater extent than required prior to the change in control.

The summaries above do not purport to be complete and are qualified in their entirety by the actual terms and provisions of the agreements and plans, copies of which have been filed as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2017.

Payments Upon Termination

Regardless of the manner in which the employment of a Named Executive Officer terminates, the executive is entitled to receive certain amounts earned during the executive's term of employment. Such amounts include:

•	Vested RSUs and certain other vested awards;

•	Amounts contributed and any vested matching contributions under the deferred compensation program;

•	Pay for unused vacation; and

•	Amounts accrued and vested under the pension/supplemental and 401k programs (except in the event of a termination for cause under the supplemental program).

The following table describes additional compensation payable to the Named Executive Officers in the event of voluntary termination, involuntary termination not for cause, termination in the event of death or disability and termination following a change in control. No benefits are provided in the event of termination for cause. See the section above captioned "Pension Benefits in 2017" for information about the pension program, supplemental program and other benefits, and the section captioned "Nonqualified Deferred Compensation in 2017."

POST-EMPLOYMENT COMPENSATION PAYMENTS UPON TERMINATION

Name	Type of Payments	Voluntary Termination	Involuntary Termination Not for Cause	Termination Upon Death or Disability	Termination Following a Change in Control
James J. Judge	Annual Incentives (1)	$—	$—	$—	$1,428,000
	Performance Shares (2)	2,260,474	2,260,474	2,260,474	4,634,346
	RSUs (3)	1,421,180	1,421,180	1,421,180	3,910,906
	Special Retirement Benefit (4)	—	—	—	12,618,115
	Health and Welfare Benefits (5)	—	—	—	92,049
	Perquisites (6)	—	—	—	15,000
	Excise Tax and Gross-ups (7)	—	—	—	9,235,719
	Separation Payment for Liquidated Damages (8)	—	—	—	10,326,000
	Total	$3,681,654	$3,681,654	$3,681,654	$42,260,135
Philip J. Lembo	Annual Incentives (1)	$—	$—	$—	$473,000
	Performance Shares (2)	449,108	449,108	449,108	993,112
	RSUs (3)	304,596	304,596	304,596	873,019
	Special Retirement Benefit (4)	—	—	—	2,615,100
	Health and Welfare Benefits (5)	—	—	—	40,296
	Perquisites (6)	—	—	—	10,000
	Separation Payment for Liquidated Damages (8)	—	—	—	2,460,000
	Total	$753,704	$753,704	$753,704	$7,464,527
Werner J. Schweiger	Annual Incentives (1)	$—	$—	$—	$480,000
	Performance Shares (2)	1,458,259	1,458,259	1,458,259	2,231,300
	RSUs (3)	684,308	684,308	684,308	1,516,957
	Special Retirement Benefit (4)	—	—	—	2,180,720
	Health and Welfare Benefits (5)	—	—	—	82,475
	Perquisites (6)	—	—	—	15,000
	Separation Payment for Liquidated Damages (8)	—	—	—	4,020,000
	Total	$2,142,567	$2,142,567	$2,142,567	$10,526,452
Gregory B. Butler	Annual Incentives (1)	$—	$—	$—	$390,000
	Performance Shares (2)	1,025,640	1,025,640	1,025,640	1,593,835
	RSUs (3)	488,756	488,756	488,756	1,099,253
	Special Retirement Benefit (4)	—	4,803,710	—	5,236,764
	Health and Welfare Benefits (5)	—	22,399	—	33,599
	Perquisites (6)	—	10,000	—	15,000
	Excise Tax and Gross-Ups (7)	—	—	—	2,188,796
	Separation Payment for Liquidated Damages (8)	—	990,000	—	1,980,000
	Separation Payment for Non-Compete Agreement (9)	—	990,000	—	990,000
	Total	$1,514,396	$8,330,505	$1,514,396	$13,527,247
Joseph R. Nolan, Jr.	Annual Incentives (1)	$—	$—	$—	$341,000
	Performance Shares (2)	—	—	637,537	1,083,333
	RSUs (3)	—	—	332,244	806,219
	Special Retirement Benefit (4)	—	—	—	4,557,194
	Health and Welfare Benefits (5)	—	—	—	80,579
	Perquisites (6)	—	—	—	15,000
	Excise Tax and Gross-ups (7)	—	—	—	2,393,454
	Separation Payment for Liquidated Damages (8)	—	—	—	3,225,000
	Total	$—	$—	$969,781	$12,501,779

(1)	For Termination Following a Change in Control: Represents target 2017 annual incentive awards as described in the Grants of Plan Based Awards Table.

(2)
For Voluntary Termination and Termination Not For Cause (except for Mr. Nolan), and for Termination Upon Death or Disability: Represents 100 percent of the performance share awards under the 2015 - 2017 Long-Term Incentive Program, 67 percent of the performance share awards under the 2016 - 2018 Long-Term Incentive Program and 33 percent of the performance share awards under the 2017 - 2019 Long-Term Incentive Program. The values were calculated by multiplying the number of RSUs by $63.18, the closing price of Eversource common shares on December 29, 2017, the last trading day of the year. For Termination Following a Change in Control: Represents 100 percent of the performance share awards under each of the three Programs listed above.

(3)
For Voluntary Termination and Termination Not For Cause (except for Mr. Nolan), and for Termination Upon Death or Disability: Represents values of RSUs granted under Eversource long-term incentive programs that, at year-end 2017, were unvested under applicable vesting schedules. Under these programs, RSUs vest pro rata based on credited service years, age at termination, and time worked during the vesting period. The values were calculated by multiplying the number of RSUs by $63.18, the closing price of Eversource common shares on December 29, 2017, the last trading day of the year. For Termination Following a Change in Control: Represents values of all RSUs granted under the long-term incentive programs that, at year-end 2017, were unvested under applicable vesting schedules, all of which vest in full.

(4)
The amount noted in the Involuntary Termination, Not for Cause column, represents for Mr. Butler actuarial present values at year-end 2017 of amounts payable (two years of service) solely under an employment agreement upon termination, which are in addition to amounts due under the pension plan. For Termination Following a Change in Control: Represents actuarial present values at year-end 2017 of amounts payable solely under employment agreements upon termination (which are in addition to amounts due under the pension program). For Messrs. Judge, Schweiger, Butler and Nolan, pension benefits were calculated by adding three years of service (two years for Mr. Lembo). A lump sum of this benefit value is payable to Messrs. Judge, Lembo and Schweiger. Pension amounts shown in the table are present values at year-end 2017 of benefits payable upon termination as described with respect to the Pension Benefits Table above.

(5)
The amount noted in the Involuntary Termination, Not for Cause column, represents for Mr. Butler the value of two years' employer contributions toward active health, long-term disability, and life insurance benefits, plus a payment to offset any taxes thereon. For Termination Following a Change in Control: Represents estimated cost to Eversource at year-end 2017 (estimated by consultants) of providing post-employment health and welfare benefits beyond those available to non-executives upon involuntary termination. The amounts shown in the table for Messrs. Judge, Schweiger and Nolan represent the value of three years (two years for Mr. Lembo) continued health and welfare plan participation. The amounts shown in the table for Mr. Butler represent the value of three years' employer contributions toward active health, long-term disability, and life insurance benefits, plus a payment to offset any taxes on the value of these benefits, less the value of one year of retiree health coverage at retiree rates.

(6)
The amount noted in the Involuntary Termination, Not for Cause column, represents for Mr. Butler the cost of reimbursing Mr. Butler for two years financial planning and tax preparation fees. For Termination Following a Change in Control: Represents the cost to Eversource of reimbursing for financial planning and tax preparation fees for three years (two years for Mr. Lembo).

(7)
For Termination Following a Change in Control: Represents payments made to offset costs associated with certain excise taxes under Section 280G of the Internal Revenue Code. Executives may be subject to certain excise taxes under Section 280G if they receive payments and benefits related to a Termination Following a Change in Control that exceed specified Internal Revenue Service limits. Contractual agreements with the above executives provide for a grossed-up reimbursement of these excise taxes. The amounts in the table are based on the Section 280G excise tax rate of 20 percent, the statutory federal income tax withholding rate of 35 percent, the applicable state income tax rate, and the Medicare tax rate of 1.45 percent.

(8)
The amount noted in the Involuntary Termination, Not for Cause column, represents for Mr. Butler a severance payment (two-times the sum of base salary plus relevant annual incentive award) in addition to any non-compete agreement payment described above. For Termination Following a Change in Control: Represents severance payments in addition to any non-compete agreement payments described in the prior note. For Messrs. Judge, Schweiger and Nolan, this payment equals three-times the sum of base salary plus relevant annual incentive award (two-times the sum for Messrs. Lembo and Butler). These payments do not replace, offset or otherwise affect the calculation or payment of the annual incentive awards.

(9)
For Involuntary Termination, Not For Cause and Termination Following a Change in Control: Represents a payment made under an agreement with Mr. Butler as consideration for agreement not to compete with Eversource following termination of employment, equal to the sum of base salary plus relevant annual incentive award. This payment does not replace, offset or otherwise affect the calculation or payment of the annual incentive awards.

PAY RATIO

Eversource's CEO to median employee pay ratio is calculated pursuant to the requirements of Item 402(u) of Regulation S-K. As described in the caption to the Summary Compensation Table, the salary, annual incentive amounts and long-term incentive amounts shown for the CEO were paid for all services rendered to Eversource Energy and its subsidiaries, including CL&P, in all capacities. Accordingly, the Pay Ratio calculation was performed using the CEO's compensation received for all services rendered to Eversource Energy and its subsidiaries, including CL&P. Similarly, Eversource identified the median employee by reviewing the 2017 total cash compensation of all full-time employees, excluding the CEO, who were employed by Eversource and its subsidiaries on December 31, 2017. In the assessment of median employee compensation, pay for those employees who commenced work during 2017 was annualized. Otherwise, no assumptions, adjustments, or estimates were made with respect to total cash compensation, and the compensation for any full-time employees who were not employed by Eversource at the end of 2017 was not annualized. Eversource believes the use of total cash compensation for all employees is a consistently applied compensation measure, as Eversource does not widely distribute annual equity awards to employees.

After identifying the median employee based on total cash compensation, the annual total compensation for such employee was calculated using the same methodology used for the Named Executive Officers as set forth in the Summary Compensation Table. Mr. Judge had 2017 annual total compensation of $15,915,461, as reflected in the Summary Compensation Table. Eversource's median employee’s annual total compensation for 2017 was $124,959. Eversource's 2017 CEO to median employee pay ratio is 127 to one.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Eversource Energy

In addition to the information below under "Securities Authorized for Issuance Under Equity Compensation Plans," incorporated herein by reference is the information contained in the sections "Common Share Ownership of Certain Beneficial Owners" and "Common Share Ownership of Trustees and Management" of Eversource Energy's definitive proxy statement for solicitation of proxies, expected to be filed with the SEC on or about March 23, 2018.

NSTAR ELECTRIC and PSNH

Certain information required by this Item 12 has been omitted for NSTAR Electric and PSNH pursuant to Instruction I(2)(c) to Form 10-K, Omission of Information by Certain Wholly-Owned Subsidiaries.

CL&P

COMMON SHARE OWNERSHIP OF DIRECTORS AND MANAGEMENT

Eversource Energy owns 100 percent of the outstanding common stock of CL&P.  The table below shows the number of Eversource Energy common shares beneficially owned as of February 21, 2018, by each of CL&P's directors and each Named Executive Officer of CL&P, as well as the number of Eversource Energy common shares beneficially owned by all of CL&P's directors and executive officers as a group.  The table also includes information about options, restricted share units and deferred shares credited to the accounts of CL&P's directors and executive officers under certain compensation and benefit plans.  No equity securities of CL&P are owned by any of the Trustees, directors or executive officers of Eversource Energy or CL&P.  The address for the shareholders listed below is c/o Eversource Energy, Prudential Center, 800 Boylston Street, Boston, Massachusetts 02199 for Messrs. Judge, Lembo, Nolan and Schweiger; c/o Eversource Energy, 56 Prospect Street, Hartford, Connecticut 06103-2818 for Mr. Butler.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)(2)(3)		Percent of Class
James J. Judge, Chairman of CL&P	257,970		*
Philip J. Lembo, Executive Vice President and Chief Financial Officer, Director of CL&P	40,089		*
Werner J. Schweiger, Chief Executive Officer, Director of CL&P	252,314		*
Gregory B. Butler, Executive Vice President and General Counsel, Director of CL&P	86,388		*
Joseph R. Nolan, Jr., Executive Vice President-Customer and Corporate Relations of Eversource Service	95,135		*
All directors and executive officers as a group (7 persons)	817,106	(4)	*

*	Less than 1% of Eversource Energy common shares outstanding.

1.	The persons named in the table have sole voting and investment power with respect to all shares beneficially owned by each of them, except as noted below.

2.
Also includes restricted share units, deferred restricted share units and/or deferred shares, including dividend equivalents, as to which none of the individuals has voting or investment power, and phantom shares held by executive officers who participate in a deferred compensation plan as follows: Mr. Judge: 174,195 shares; Mr. Lembo: 23,150 shares; Mr. Schweiger: 185,767 shares; Mr. Butler: 17,625; and Mr. Nolan: 70,515 shares.

3.
Includes Eversource Energy common shares held as units in the 401(k) Plan invested in the Eversource Energy Common Shares Fund over which the holder has sole voting and investment power (Mr. Judge: 25,485 shares; Mr. Lembo: 2,811 shares; Mr. Schweiger: 262 shares; Mr. Butler: 5,769 shares; and Mr. Nolan: 18,115 shares).

4.	Includes 492,651 unissued Eversource Energy common shares. See Note 2.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth the number of Eversource Energy common shares issuable under Eversource Energy equity compensation plans, as well as their weighted exercise price, as of December 31, 2017, in accordance with the rules of the SEC:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity compensation plans approved by security holders	1,227,604	$—	2,445,110
Equity compensation plans not approved by security holders (3)	—	—	—
Total	1,227,604	$—	2,445,110

(1)	Includes 717,039 common shares for distribution in respect of restricted share units, and 510,565 performance shares issuable at target, all pursuant to the terms of our Incentive Plan.

(2)	The weighted-average exercise price does not take into account restricted share units or performance shares, which have no exercise price.

(3)	Securities set forth in this table are authorized for issuance under compensation plans that have been approved by shareholders of Eversource Energy or the former shareholders of NSTAR.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Eversource Energy

Incorporated herein by reference is the information contained in the sections captioned "Trustee Independence" and "Related Person Transactions" of Eversource Energy's definitive proxy statement for solicitation of proxies, expected to be filed with the SEC on or about March 23, 2018.

NSTAR ELECTRIC and PSNH

Certain information required by this Item 13 has been omitted for NSTAR Electric and PSNH pursuant to Instruction I(2)(c) to Form 10-K, Omission of Information by Certain Wholly-Owned Subsidiaries.

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

Item 14.    Principal Accountant Fees and Services

Eversource Energy

Incorporated herein by reference is the information contained in the section "Relationship with Independent Auditors" of Eversource Energy's definitive proxy statement for solicitation of proxies, expected to be filed with the SEC on or about March 23, 2018.

CL&P, NSTAR ELECTRIC and PSNH

Pre-Approval of Services Provided by Principal Auditors

None of CL&P, NSTAR Electric and PSNH is subject to the audit committee requirements of the SEC, the national securities exchanges or the national securities associations.  CL&P, NSTAR Electric and PSNH obtain audit services from the independent auditor engaged by the Audit Committee of Eversource Energy's Board of Trustees.  Eversource Energy's Audit Committee has established policies and procedures regarding the pre-approval of services provided by the principal auditors.  Those policies and procedures delegate pre-approval of services to the Eversource Energy Audit Committee Chair provided that such offices are held by Trustees who are "independent" within the meaning of the Sarbanes-Oxley Act of 2002 and that all such pre-approvals are presented to the Eversource Energy Audit Committee at the next regularly scheduled meeting of the Committee.

The following relates to fees and services for the entire Eversource Energy system, including Eversource Energy, CL&P, NSTAR Electric and PSNH.

Fees Billed By Principal Independent Registered Public Accounting Firm

The aggregate fees billed to the Company and its subsidiaries by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the Deloitte Entities), for the years ended December 31, 2017 and 2016 totaled $4,533,922 and $4,336,626, respectively.  In addition, affiliates of Deloitte & Touche LLP, as noted below, provide other accounting services to the Company.  Fees consisted of the following:

1.    Audit Fees

The aggregate fees billed to the Company and its subsidiaries by Deloitte & Touche LLP for audit services rendered for the years ended December 31, 2017 and 2016 totaled $4,243,000 and $3,988,000, respectively.  The audit fees were incurred for audits of consolidated financial statements of Eversource Energy and its subsidiaries, reviews of financial statements included in the Combined Quarterly Reports on Form 10-Q of Eversource Energy and its subsidiaries and other costs.  The fees also included audits of internal controls over financial reporting as of December 31, 2017 and 2016.

2.    Audit-Related Fees

The aggregate fees billed to the Company and its subsidiaries by the Deloitte Entities for audit-related services rendered for the years ended December 31, 2017 and 2016 totaled $283,000 and $346,000, respectively.  The audit-related fees were incurred for procedures performed in the ordinary course of business in support of certain regulatory filings, comfort letters, and consents and other costs related to registration statements and financings.

3.    Tax Fees

There were no tax fees for the years ended December 31, 2017 and 2016.

4.    All Other Fees

The aggregate fees billed to the Company and its subsidiaries by the Deloitte Entities for services, other than the services described above, for the years ended December 31, 2017 and 2016 totaled $7,922 and $2,626, respectively.  These fees were for the review of benefit payment calculations in 2017, and a license for access to an accounting standards research tool in both 2017 and 2016.

The Audit Committee pre-approves all auditing services and permitted audit-related or other services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee may form and delegate its authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals are presented to the full Audit Committee at its next scheduled meeting.  During 2017, all services described above were pre-approved by the Audit Committee.

The Audit Committee has considered whether the provision by the Deloitte Entities of the non-audit services described above was allowed under Rule 2-01(c)(4) of Regulation S-X and was compatible with maintaining the independence of the registered public accountants and has concluded that the Deloitte Entities were and are independent of us in all respects.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements:

The financial statements filed as part of this Annual Report on Form 10-K are set forth under Item 8, "Financial Statements and Supplementary Data."

	2.	Schedules

		I.	Financial Information of Registrant:

			Eversource Energy (Parent) Balance Sheets as of December 31, 2017 and 2016	S-1

			Eversource Energy (Parent) Statements of Income for the Years Ended December 31, 2017, 2016 and 2015	S-2

			Eversource Energy (Parent) Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015	S-2

			Eversource Energy (Parent) Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015	S-3

		II.	Valuation and Qualifying Accounts and Reserves for Eversource, CL&P, NSTAR Electric and PSNH for 2017, 2016 and 2015	S-4

All other schedules of the companies for which inclusion is required in the applicable regulations of the SEC are permitted to be omitted under the related instructions or are not applicable, and therefore have been omitted.

	3.		Exhibit Index	E-1

Item 16.     Form 10-K Summary

Not applicable.

EVERSOURCE ENERGY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERSOURCE ENERGY

February 23, 2018	By:	/s/	Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Gregory B. Butler, Philip J. Lembo and Jay S. Buth and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

	Signature	Title	Date

/s/	James J. Judge	Chairman of the Board, President and	February 23, 2018
	James J. Judge	Chief Executive Officer and a Trustee
(Principal Executive Officer)

/s/	Philip J. Lembo	Executive Vice President	February 23, 2018
	Philip J. Lembo	and Chief Financial Officer
(Principal Financial Officer)

/s/	Jay S. Buth	Vice President, Controller	February 23, 2018
	Jay S. Buth	and Chief Accounting Officer

/s/	John S. Clarkeson	Trustee	February 23, 2018
John S. Clarkeson

/s/	Cotton M. Cleveland	Trustee	February 23, 2018
Cotton M. Cleveland

/s/	Sanford Cloud, Jr.	Trustee	February 23, 2018
Sanford Cloud, Jr.

	Signature	Title	Date

/s/	James S. DiStasio	Trustee	February 23, 2018
James S. DiStasio

/s/	Francis A. Doyle	Trustee	February 23, 2018
Francis A. Doyle

/s/	Charles K. Gifford	Trustee	February 23, 2018
Charles K. Gifford

/s/	John Y. Kim	Trustee	February 23, 2018
John Y. Kim

/s/	Paul A. La Camera	Trustee	February 23, 2018
Paul A. La Camera

/s/	Kenneth R. Leibler	Trustee	February 23, 2018
Kenneth R. Leibler

/s/	William C. Van Faasen	Trustee	February 23, 2018
William C. Van Faasen

/s/	Frederica M. Williams	Trustee	February 23, 2018
Frederica M. Williams

/s/	Dennis R. Wraase	Trustee	February 23, 2018
Dennis R. Wraase

THE CONNECTICUT LIGHT AND POWER COMPANY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY

February 23, 2018	By:	/s/	Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Gregory B. Butler, Philip J. Lembo and Jay S. Buth and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

	Signature	Title	Date

/s/	James J. Judge	Chairman and a Director	February 23, 2018
	James J. Judge	(Principal Executive Officer)

/s/	Werner J. Schweiger	Chief Executive Officer and a Director	February 23, 2018
Werner J. Schweiger

/s/	Philip J. Lembo	Executive Vice President and	February 23, 2018
	Philip J. Lembo	Chief Financial Officer and a Director
(Principal Financial Officer)

/s/	Gregory B. Butler	Executive Vice President and General Counsel	February 23, 2018
	Gregory B. Butler	and a Director

/s/	Jay S. Buth	Vice President, Controller	February 23, 2018
	Jay S. Buth	and Chief Accounting Officer

NSTAR ELECTRIC COMPANY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR ELECTRIC COMPANY

February 23, 2018	By:	/s/	Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Gregory B. Butler, Philip J. Lembo and Jay S. Buth and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

	Signature	Title	Date

/s/	James J. Judge	Chairman and a Director	February 23, 2018
	James J. Judge	(Principal Executive Officer)

/s/	Werner J. Schweiger	Chief Executive Officer and a Director	February 23, 2018
Werner J. Schweiger

/s/	Philip J. Lembo	Executive Vice President and	February 23, 2018
	Philip J. Lembo	Chief Financial Officer and a Director
(Principal Financial Officer)

/s/	Gregory B. Butler	Executive Vice President and General Counsel	February 23, 2018
	Gregory B. Butler	and a Director

/s/	Jay S. Buth	Vice President, Controller	February 23, 2018
	Jay S. Buth	and Chief Accounting Officer

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

February 23, 2018	By:	/s/	Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Gregory B. Butler, Philip J. Lembo and Jay S. Buth and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

	Signature	Title	Date

/s/	James J. Judge	Chairman and a Director	February 23, 2018
	James J. Judge	(Principal Executive Officer)

/s/	Werner J. Schweiger	Chief Executive Officer and a Director	February 23, 2018
Werner J. Schweiger

/s/	Philip J. Lembo	Executive Vice President and	February 23, 2018
	Philip J. Lembo	Chief Financial Officer and a Director
(Principal Financial Officer)

/s/	Gregory B. Butler	Executive Vice President and General Counsel	February 23, 2018
	Gregory B. Butler	and a Director

/s/	Jay S. Buth	Vice President, Controller	February 23, 2018
	Jay S. Buth	and Chief Accounting Officer

SCHEDULE I
EVERSOURCE ENERGY (PARENT)
FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
AS OF DECEMBER 31, 2017 AND 2016
(Thousands of Dollars)

	2017	2016
ASSETS
Current Assets:
Cash	$521	$93
Accounts Receivable from Subsidiaries	3,397	32,864
Dividend Receivable from Subsidiary	150,000	—
Notes Receivable from Subsidiaries	844,500	740,300
Prepayments and Other Current Assets	18,568	23,122
Total Current Assets	1,016,986	796,379

Deferred Debits and Other Assets:
Investments in Subsidiary Companies, at Equity	10,945,986	9,703,287
Notes Receivable from Subsidiaries	312,190	224,290
Accumulated Deferred Income Taxes	47,940	126,091
Goodwill	3,231,811	3,231,811
Other Long-Term Assets	58,313	44,020
Total Deferred Debits and Other Assets	14,596,240	13,329,499

Total Assets	$15,613,226	$14,125,878

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$778,087	$1,022,000
Long-Term Debt - Current Portion	32,114	28,883
Accounts Payable	292	—
Accounts Payable to Subsidiaries	18,242	8,771
Other Current Liabilities	56,601	47,215
Total Current Liabilities	885,336	1,106,869

Deferred Credits and Other Liabilities	118,176	148,756

Capitalization:
Long-Term Debt	3,523,472	2,158,519

Equity:
Common Shareholders' Equity:
Common Shares	1,669,392	1,669,392
Capital Surplus, Paid in	6,239,940	6,250,224
Retained Earnings	3,561,084	3,175,171
Accumulated Other Comprehensive Loss	(66,403)	(65,282)
Treasury Stock	(317,771)	(317,771)
Common Shareholders' Equity	11,086,242	10,711,734
Total Capitalization	14,609,714	12,870,253

Total Liabilities and Capitalization	$15,613,226	$14,125,878

See the Combined Notes to Financial Statements in this Annual Report on Form 10-K for a description of significant accounting matters related to Eversource parent, including Eversource common shares information as described in Note 17, "Common Shares," material obligations and guarantees as described in Note 11, "Commitments and Contingencies," and debt agreements as described in Note 7, "Short-Term Debt," and Note 8, "Long-Term Debt."

SCHEDULE I
EVERSOURCE ENERGY (PARENT)
FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
(Thousands of Dollars, Except Share Information)

	2017	2016	2015

Operating Revenues	$—	$—	$—

Operating Expenses:
Other	(32,189)	(39,453)	9,315
Operating Income/(Loss)	32,189	39,453	(9,315)
Interest Expense	80,700	59,420	45,130

Other Income, Net:
Equity in Earnings of Subsidiaries	993,063	922,321	900,824
Other, Net	23,339	4,267	6,602
Other Income, Net	1,016,402	926,588	907,426
Income Before Income Tax Benefit	967,891	906,621	852,981
Income Tax Benefit	(20,105)	(35,681)	(25,504)
Net Income	$987,996	$942,302	$878,485

Basic Earnings per Common Share	$3.11	$2.97	$2.77

Diluted Earnings per Common Share	$3.11	$2.96	$2.76

Weighted Average Common Shares Outstanding:
Basic	317,411,097	317,650,180	317,336,881
Diluted	318,031,580	318,454,239	318,432,687

STATEMENTS OF COMPREHENSIVE INCOME

	2017	2016	2015

Net Income	$987,996	$942,302	$878,485
Other Comprehensive (Loss)/Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	1,974	2,137	2,079
Changes in Unrealized (Losses)/Gains on Marketable Securities	(350)	2,294	(2,588)
Change in Funded Status of Pension, SERP and PBOP Benefit Plans	(2,745)	(2,869)	7,674
Other Comprehensive (Loss)/Income, Net of Tax	(1,121)	1,562	7,165
Comprehensive Income	$986,875	$943,864	$885,650

See the Combined Notes to Financial Statements in this Annual Report on Form 10-K for a description of significant accounting matters related to Eversource parent, including Eversource common shares information as described in Note 17, "Common Shares," material obligations and guarantees as described in Note 11, "Commitments and Contingencies," and debt agreements as described in Note 7, "Short-Term Debt," and Note 8, "Long-Term Debt."

SCHEDULE I
EVERSOURCE ENERGY (PARENT)
FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 and 2015
(Thousands of Dollars)

	2017	2016	2015
Operating Activities:
Net Income	$987,996	$942,302	$878,485
Adjustments to Reconcile Net Income to Net Cash
Flows Provided by Operating Activities:
Equity in Earnings of Subsidiaries	(993,063)	(922,321)	(900,824)
Cash Dividends Received from Subsidiaries	753,300	724,877	602,300
Deferred Income Taxes	37,867	19,008	16,880
Other	(36,052)	(27,963)	(22,864)
Changes in Current Assets and Liabilities:
Accounts Receivables from Subsidiaries	29,405	(9,173)	(16,980)
Taxes Receivable/Accrued, Net	1,555	8,050	(14,426)
Accounts Payable, Including Affiliate Payables	9,763	(6,908)	(134,730)
Other Current Assets and Liabilities, Net	7,536	(7,433)	6,832
Net Cash Flows Provided by Operating Activities	798,307	720,439	414,673

Investing Activities:
Capital Contributions to Subsidiaries	(1,156,731)	(589,500)	(218,500)
(Increase)/Decrease in Notes Receivable from Subsidiaries	(192,100)	14,510	(131,650)
Other Investing Activities	1,484	—	12,000
Net Cash Flows Used in Investing Activities	(1,347,347)	(574,990)	(338,150)

Financing Activities:
Cash Dividends on Common Shares	(602,083)	(564,486)	(529,791)
Issuance of Long-Term Debt	1,200,000	500,000	450,000
Decrease in Notes Payable	(42,690)	(76,453)	(2,622)
Other Financing Activities	(5,759)	(4,484)	5,819
Net Cash Flows Provided by/(Used in) Financing Activities	549,468	(145,423)	(76,594)
Net Increase/(Decrease) in Cash	428	26	(71)
Cash - Beginning of Year	93	67	138
Cash - End of Year	$521	$93	$67

Supplemental Cash Flow Information:
Cash Paid/(Received) During the Year for:
Interest	$73,868	$58,018	$43,024
Income Taxes	$(59,526)	$(65,531)	$(34,680)

See the Combined Notes to Financial Statements in this Annual Report on Form 10-K for a description of significant accounting matters related to Eversource parent, including Eversource common shares information as described in Note 17, "Common Shares," material obligations and guarantees as described in Note 11, "Commitments and Contingencies," and debt agreements as described in Note 7, "Short-Term Debt," and Note 8, "Long-Term Debt."

SCHEDULE II
EVERSOURCE ENERGY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
(Thousands of Dollars)

Column A	Column B	Column C		Column D	Column E
		Additions
		(1)	(2)
		Charged	Charged to
	Balance as	to Costs	Other	Deductions -	Balance
	of Beginning	and	Accounts -	Describe	as of
Description:	of Year	Expenses	Describe (a)	(b)	End of Year
Eversource:
Reserves Deducted from Assets -
Reserves for Uncollectible Accounts:
2017	$200,630	$44,665	$47,630	$97,217	$195,708
2016	190,680	69,466	45,452	104,968	200,630
2015	175,317	51,077	79,622	115,336	190,680
CL&P:
Reserves Deducted from Assets -
Reserves for Uncollectible Accounts:
2017	$86,391	$5,312	$25,533	$38,364	$78,872
2016	79,479	17,572	28,801	39,461	86,391
2015	84,287	10,105	30,592	45,505	79,479
NSTAR Electric:
Reserves Deducted from Assets -
Reserves for Uncollectible Accounts:
2017	$70,284	$21,252	$14,273	$36,143	$69,666
2016	66,676	31,728	11,253	39,373	70,284
2015	50,550	19,168	36,977	40,019	66,676
PSNH:
Reserves Deducted from Assets -
Reserves for Uncollectible Accounts:
2017	$9,941	$6,917	$464	$6,841	$10,481
2016	8,733	7,288	498	6,578	9,941
2015	7,663	8,889	841	8,660	8,733

(a)
Amounts relate to uncollectible accounts receivables reserved for that are not charged to bad debt expense.  The PURA allows CL&P and Yankee Gas to accelerate the recovery of accounts receivable balances attributable to qualified customers under financial or medical duress (uncollectible hardship accounts receivable) outstanding for greater than 180 days and 90 days, respectively.  The DPU allows NSTAR Electric and NSTAR Gas to recover in rates, amounts associated with certain uncollectible hardship accounts receivable.

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

Exhibit
Number        Description

3.    Articles of Incorporation and By-Laws

(A)    Eversource Energy
1
3.1    Declaration of Trust of Eversource Energy, as amended through May 3, 2017 (Exhibit 3.1, Eversource Form 10-Q filed on May 5, 2017)

(B)    The Connecticut Light and Power Company

3.1    Certificate of Incorporation of CL&P, restated to March 22, 1994 (Exhibit 3.2.1, 1993 CL&P Form 10-K, File No. 000-00404) (Exhibit 3.2.1, 1993 CL&P Form 10-K, File No. 000-00404)

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

4.1.1    Fifth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of May 1, 2013, relating to $300 million of Senior Notes, Series E, due 2018 and $4 million of Senior Notes, Series F, due 2023 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed May 16, 2013, File No. 001-05324)

4.1.2    Sixth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of January 1, 2015, relating to $150 million of Senior Notes, Series G, due 2018 and $300 million of Senior Notes, Series H, due 2025 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed January 21, 2015, File No. 001-05324)

4.1.3    Seventh Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of March 7, 2016, relating to $250 million of Senior Notes, Series I, due 2021 and $250 million of Senior Notes, Series J, due 2026 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed March 15, 2016, File No. 001-05324)

4.1.4    Eighth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of March 10, 2017, relating to $300 million of Senior Notes, Series K, Due 2022 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed March 16, 2017, File No. 001-05324)

4.1.5
Ninth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of October 1, 2017, relating to $450 million of Senior Notes, Series K, due 2022 and $450 million of Senior Notes, Series L, due 2024 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed October 12, 2017, File No. 001-05324)

4.2    Indenture dated as of January 12, 2000, between Eversource Energy, as successor to NSTAR LLC, as successor to NSTAR, and Bank One Trust Company N.A. (Exhibit 4.1 to NSTAR Registration Statement on Form S-3, filed January 14, 2000, on File No. 333-94735)

4.2.1    Form of 4.50% Debenture Due 2019 (Exhibit 99.2, NSTAR Form 8-K filed November 16, 2009, File No. 001-14768)

(B)    The Connecticut Light and Power Company

*    4.1    Indenture of Mortgage and Deed of Trust between CL&P and Bankers Trust Company, Trustee, dated as of May 1, 1921 (Composite including all twenty-four amendments to May 1, 1967)

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

4.2.11    Supplemental Indenture (2017 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of March 1, 2017 (Exhibit 4.1, CL&P Current Report on Form 8-K filed on March 16, 30017, File No. 000-00404)

4.2.12
Supplemental Indenture (2014 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of August 1, 2017 (Exhibit 4.1, CL&P Current Report on Form 8-K filed August 23, 2017, File No. 000-00404)

4.3    Loan Agreement between Connecticut Development Authority and CL&P (Pollution Control Revenue Refunding Bonds - 2011A Series) dated as of October 1, 2011 (Exhibit 1.1, CL&P Current Report on Form 8-K filed October 28, 2011, File No. 000-00404)

(C)	NSTAR Electric Company

*    4.1    Indenture between Boston Edison Company and the Bank of New York (as successor to Bank of Montreal Trust Company)

4.1.1    A Form of 5.75% Debenture Due March 15, 2036 (Exhibit 99.2, Boston Edison Company Current Report on Form 8‑K filed March 17, 2006, File No. 001-02301)

4.1.2    A Form of 5.50% Debenture Due March 15, 2040 (Exhibit 99.2, NSTAR Electric Company Current Report on Form 8‑K filed March 15, 2010, File No. 001-02301)

4.1.3    A Form of 2.375% Debenture Due 2022 (Exhibit 4, NSTAR Electric Company Current Report on Form 8-K filed October 18, 2012, File No. 001-02301)

4.1.4    A Form of 4.40% Debenture Due 2044 (Exhibit 4, NSTAR Electric Company Current Report on Form 8-K filed March 13, 2014, File No. 001-02301)

4.1.5    A Form of 3.25% Debenture due 2025 (Exhibit 4, NSTAR Electric Company Current Report on Form 8-K filed on November 20, 2015, File No. 001-02301)

4.1.6    A Form of 2.70% Debenture due 2026 (Exhibit 4, NSTAR Electric Company Current Report on Form 8-K filed on May, 31, 2016, File No. 001-02301)

4.1.7    Form of 3.20% Debenture due May 15, 2027 (Exhibit 4, NSTAR Electric Company Current Report on Form 8-K/A filed on October 12, 2017 File No. 001-02301)

*    4.2    Amended and Restated Credit Agreement, dated December 8, 2017, by and between NSTAR Electric Company and the Banks named therein, pursuant to which Barclays Bank PLC serves as Administrative Agent and Swing Line Lender

4.3    Indenture between NSTAR Electric Company, as successor to Western Massachusetts Electric Company ("WMECO"), and The Bank of New York, as Trustee, dated as of September 1, 2003 (Exhibit 99.2, WMECO Current Report on Form 8-K filed October 8, 2003, File No. 000-07624)

4.3.1    Second Supplemental Indenture between NSTAR Electric Company, as successor to WMECO, and The Bank of New York, as Trustee dated as of September 1, 2004 (Exhibit 4.1, WMECO Current Report on Form 8-K filed September 27, 2004, File No. 000-07624)

4.3.2    Fourth Supplemental Indenture between NSTAR Electric Company, as successor to WMECO, and The Bank of New York Trust, as Trustee, dated as of August 1, 2007 (Exhibit 4.1, WMECO Current Report on Form 8-K filed August 20, 2007, File No. 000-07624)

4.3.3    Fifth Supplemental Indenture between NSTAR Electric Company, as successor to WMECO, and The Bank of New York Trust Company, N.A., as Trustee, dated as of March 1, 2010 WMECO Current Report on Form 8-K filed March 10, 2010, File No. 000-07624)

4.3.4    Sixth Supplemental Indenture between NSTAR Electric Company, as successor to WMECO, and The Bank of New York Trust Company, N.A., as Trustee, dated as of September 15, 2011 (Exhibit 4.1, WMECO Current Report on Form 8-K filed September 19, 2011, File No. 000-07624)

4.3.5    Seventh Supplemental Indenture between NSTAR Electric Company, as successor to WMECO, and The Bank of New York Trust Company, N.A., as Trustee, dated as of November 1, 2013 (Exhibit 4.1, WMECO Current Report on Form 8-K filed November 21, 2013, File No. 000-07624)

4.3.6    Eighth Supplemental Indenture between NSTAR Electric Company, as successor to WMECO, and The Bank of New York Trust Company, N.A., as Trustee, dated as of June 1, 2016 (Exhibit 4.1, WMECO Current Report on Form 8-K filed June 29, 2016, File No. 000-07624)

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

4.1.2    Sixteenth Supplemental Indenture between PSNH and U.S. Bank National Association, Trustee, dated as of May 1, 2008 (Exhibit 4.1 to PSNH Current Report on Form 8-K filed May 29, 2008 (File No.001-06392)

4.1.3    Seventeenth Supplemental Indenture, between PSNH and U.S. Bank National Association, as Trustee dated as of December 1, 2009 (Exhibit 4.1, PSNH Current Report on Form 8-K filed December 15, 2009 (File No. 001-06392)

4.1.4    Eighteenth Supplemental Indenture, between PSNH and U.S. Bank National Association, as Trustee dated as of May 1, 2011 (Exhibit 4.1, PSNH Current Report on Form 8-K filed June 2, 2011 (File No. 001-06392)

4.1.5    Nineteenth Supplemental Indenture, between PSNH and U.S. Bank National Association, as Trustee dated as of September 1, 2011 (Exhibit 4.1, PSNH Current Report on Form 8-K filed September 16, 2011 (File No. 001-06392)

4.1.6    Twentieth Supplemental Indenture, between PSNH and U.S. Bank National Association, as Trustee dated as of November 1, 2013 (Exhibit 4.1, PSNH Current Report on Form 8-K filed November 20, 2013 (File No. 001-06392)

4.1.7    Twenty-first Supplemental Indenture, between PSNH and U.S. Bank National Association, as Trustee dated as of October 1, 2014 (Exhibit 4.1, PSNH Current Report on Form 8-K filed October 17, 2014 (File No. 001-06392)

4.2    Series A Loan and Trust Agreement among Business Finance Authority of the State of New Hampshire and PSNH and State Street Bank and Trust Company, as Trustee (Tax Exempt Pollution Control Bonds) dated as of October 1, 2001 (Exhibit 4.3.4, 2001 Eversource Energy Form 10-K filed March 22, 2002, File No. 001-05324)

(F)	Eversource Energy, The Connecticut Light and Power Company and Public Service Company of New Hampshire

*    4.1    Amended and Restated Credit Agreement, dated December 8, 2017, by and among Eversource Energy, CL&P, NSTAR Gas, PSNH and Yankee Gas Services Company and the Banks named therein, pursuant to which Bank of America, N.A. serves as Administrative Agent

10.    Material Contracts

(A)    Eversource Energy

*    10.1    Lease between The Rocky River Realty Company and Eversource Energy Service Company, dated as of July 1, 2008

+    10.2         Eversource Energy Board of Trustees’ Compensation Arrangement Summary (Exhibit 10.3, 2016 Eversource Energy Form 10-K filed February 23, 2017, File No. 001-05324)

+    10.3    Amended and Restated Memorandum Agreement between Eversource Energy and Leon J. Olivier effective January 1, 2009 (Exhibit 10.9, 2008 Eversource Energy Form 10-K filed February 27, 2009, File No. 001-05324)

+    10.4    Eversource Supplemental Executive Retirement Program effective as of January 1, 2015 (Exhibit 10.5, 2015 Eversource Energy Form 10-K filed February 26, 2016, File No. 001-05324)

+    10.5    Eversource Energy Deferred Compensation Plan for Executives effective as of January 1, 2014 (Exhibit 10.6, 2015 Eversource Energy Form 10-K filed February 26, 2016, File No. 001-05324)

10.6    Composite Transmission Service Agreement, by and between Northern Pass Transmission LLC, as Owner and H.Q. Hydro Renewable Energy, Inc., as Purchaser dated October 4, 2010 and effective February 14, 2014 (Exhibit 10.5, 2013 Eversource Energy Form 10-K filed on February 25, 2014, File No. 001-05324)

+    10.7    NSTAR Excess Benefit Plan, effective August 25, 1999 (Exhibit 10.1 1999 NSTAR Form 10-K/A filed September 29, 2000, File No. 001-14768)

+    10.7.1    NSTAR Excess Benefit Plan, incorporating the NSTAR 409A Excess Benefit Plan, as amended and restated effective January 1, 2008, dated December 24, 2008 (Exhibit 10.1.1 2008 NSTAR Form 10-K filed February 9, 2009, File No. 001-14768)

+    10.8    NSTAR 2007 Long Term Incentive Plan, effective May 3, 2007 (Exhibit 10.2, Eversource Energy Registration Statement on Form S-8 filed on May 8, 2012)

+    10.8.1    Deferred Common Share/Dividend Equivalent Award, Stock Option Grant, Option Certificate and Performance Share Award/Dividend Equivalent Award Agreement Under the NSTAR 2007 Long Term Incentive Plan, by and between NSTAR and James J. Judge, dated January 24, 2008 (Exhibit 10.8.2, 2007 NSTAR Form 10-K filed February 11, 2008, File No. 001-14768)

+    10.8.2    Deferred Common Share/Dividend Equivalent Award, Stock Option Grant, Option Certificate and Performance Share Award/Dividend Equivalent Award Agreement Under the NSTAR 2007 Long Term Incentive Plan, by and between NSTAR and Joseph R. Nolan, dated January 24, 2008 (Exhibit 10.8.4, 2007 NSTAR Form 10-K filed February 11, 2008, File No. 001-14768)

+    10.8.3    Deferred Common Share/Dividend Equivalent Award, Stock Option Grant, Option Certificate and Performance Share Award/Dividend Equivalent Award Agreement Under the NSTAR 2007 Long Term Incentive Plan, by and between NSTAR and Werner J. Schweiger, dated January 24, 2008 (Exhibit 10.8.5, 2007 NSTAR Form 10-K filed February 11, 2008, File No. 001-14768)

+    10.8.4    Deferred Common Share/Dividend Equivalent Award, Stock Option Grant, Option Certificate and Performance Share Award/Dividend Equivalent Award Agreement Under the NSTAR 2007 Long Term Incentive Plan by and between NSTAR and NSTAR’s other Senior Vice Presidents and Vice Presidents, dated January 24, 2008 (in form) (Exhibit 10.8.6, 2007 NSTAR Form 10-K filed February 11, 2008, File No. 001-14768)

+    10.9    Amended and Restated Change in Control Agreement by and between James J. Judge and NSTAR, dated November 15, 2007 (Exhibit 10.9, 2007 NSTAR Form 10-K filed February 11, 2008, File No. 001-14768)

+    10.10    Amended and Restated Change in Control Agreement by and between Joseph R. Nolan, Jr. and NSTAR, dated November 15, 2007 (Exhibit 10.13, 2007 NSTAR Form 10-K filed February 11, 2008, File No. 001-14768)

+    10.11    Amended and Restated Change in Control Agreement by and between Werner J. Schweiger and NSTAR, dated November 15, 2007 (Exhibit 10.14, 2007 NSTAR Form 10-K filed February 11, 2008, File No. 001-14768)

+    10.12    Amended and Restated Change in Control Agreement by and between Senior Vice President and NSTAR, dated November 15, 2007 (Exhibit 10.15, 2007 NSTAR Form 10-K filed February 11, 2008, File No. 001-14768)

+    10.13    Master Trust Agreement between NSTAR and State Street Bank and Trust Company (Rabbi Trust), effective August 25, 1999 (Exhibit 10.5, NSTAR Form 10-Q for the Quarter Ended September 30, 2000 filed November 14, 2000, File No. 001-14768)

+    10.14    Currently effective Change in Control Agreement between NSTAR’s Vice Presidents and NSTAR (in form) (Exhibit 10.17, 2009 NSTAR Form 10-K filed February 25, 2010, File No. 001-14768)

(B)	Eversource Energy, The Connecticut Light and Power Company, NSTAR Electric Company and Public Service Company of New Hampshire

10.1    Amended and Restated Form of Service Contract between each of Eversource Energy, CL&P, NSTAR Electric Company and Eversource Energy Service Company dated as of January 1, 2014. (Exhibit 10.1, Eversource Energy Form 10-K filed on February 25, 2014, File No. 001-05324)

10.2    Transmission Operating Agreement between the Initial Participating Transmission Owners, Additional Participating Transmission Owners and ISO New England, Inc. dated as of February 1, 2005 (Exhibit 10.29, 2004 Eversource Energy Form 10-K filed March 17, 2005, File No. 001-05324)

10.2.1    Rate Design and Funds Disbursement Agreement among the Initial Participating Transmission Owners, Additional Participating Transmission Owners and ISO New England, Inc., effective June 30, 2006 (Exhibit 10.22.1, 2006 Eversource Energy Form 10-K filed March 1, 2007, File No. 001-05324)

10.3
Eversource Energy's Third Amended and Restated Tax Allocation Agreement dated as of April 10, 2012, (Exhibit 10.1 Eversource Energy Form 10-Q for Quarter Ended June 30, 2012 filed August 7, 2012, File No. 001-05324)

+    10.4    Amended and Restated Incentive Plan Effective January 1, 2009 (Exhibit 10.3, Eversource Energy Form 10-Q for the Quarter Ended September 30, 2008 filed November 10, 2008, File No. 001-05324)

+    10.5    Trust under Supplemental Executive Retirement Plan dated May 2, 1994 (Exhibit 10.33, 2002 Eversource Energy Form 10-K filed March 21, 2003, File No. 001-05324)

 +    10.5.1    First Amendment to Trust Under Supplemental Executive Retirement Plan, effective as of December 10, 2002 (Exhibit 10 (B) 10.19.1, 2003 Eversource Energy Form 10-K filed March 12, 2004, File No. 001-05324)

 +    10.5.2    Second Amendment to Trust Under Supplemental Executive Retirement Plan, effective as of November 12, 2008 (Exhibit 10.12.2, 2008 Eversource Energy Form 10-K filed February 27, 2009, File No. 001-05324)

+    10.6    Special Severance Program for Officers of Eversource Energy Companies as of January 1, 2009 (Exhibit 10.2 Eversource Energy Form 10-Q for Quarter Ended September 30, 2008 filed November 10, 2008, File No. 001-05324)

+    10.7    Amended and Restated Employment Agreement with Gregory B. Butler, effective January 1, 2009 (Exhibit 10.7, 2008 Eversource Energy 2010 Form 10-K filed February 27, 2009, File No. 001-05324)

(C)	Eversource Energy, The Connecticut Light and Power Company, Public Service Company of New Hampshire and NSTAR Electric Company

10.1    Agreements among New England Utilities with respect to the Hydro-Quebec interconnection projects

* 10.1.1    Composite conformed copy of Equity Funding Agreement for New England Hydro-Transmission Electric Company, Inc., dated as of June 1, 1985 (Massachusetts)

* 10.1.2    Composite conformed copy of Equity Funding Agreement for New England Hydro-Transmission Electric Company, Inc., dated as of June 1, 1985 (New Hampshire)

* 10.1.3    Composite conformed copy of Phase II Massachusetts Transmission Facilities Support Agreement, dated as of June 1, 1985

* 10.1.4    Composite conformed copy of Phase II New England Power AC Facilities Support Agreement dated June 1, 1985

* 10.1.5    Composite conformed copy of Phase II New Hampshire Transmission Facilities Support Agreement dated as of June 1, 1985

10.2    Eversource Energy Service Company Transmission and Ancillary Service Wholesale Revenue Allocation Methodology among The Connecticut Light and Power Company, NSTAR Electric Company, Public Service Company of New Hampshire, Holyoke Water Power Company and Holyoke Power and Electric Company Trustee dated as of January 1, 2008 (Exhibit 10.1, Eversource Energy Form 10-Q for the Quarter Ended March 31, 2008 filed May 9, 2008, File No. 001-05324)

(D)    Eversource Energy and The Connecticut Light and Power Company

10.1    CL&P Agreement Re: Connecticut NEEWS Projects by and between CL&P and The United Illuminating Company dated July 14, 2010 (Exhibit 10, CL&P Form 10-Q for the Quarter Ended June 30, 2010 filed August 6, 2010, File No. 000-00404)

(E)    Eversource Energy and Public Service Company of New Hampshire

*    10.1    Purchase and Sale Agreement between Public Service Company of New Hampshire and Granite Shore Power LLC, dated as of October 11, 2017

*    10.2    Purchase and Sale Agreement between Public Service Company of New Hampshire and HSE Hydro NH AC, LLC dated as of October 11, 2017

*    12.    Ratio of Earnings to Fixed Charges

(A)    Eversource Energy

(B)    The Connecticut Light and Power Company

(C)    NSTAR Electric Company

(D)    Public Service Company of New Hampshire

*    21.    Subsidiaries of the Registrant

*    23.    Consents of Independent Registered Public Accounting Firm

*    31.    Rule 13a - 14(a)/15 d - 14(a) Certifications

(A)	Eversource Energy

31	Certification by the Chief Executive Officer of Eversource Energy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification by the Chief Financial Officer of Eversource Energy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(B)	The Connecticut Light and Power Company

31	Certification by the Chairman of CL&P pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification by the Chief Financial Officer of CL&P pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(C)	NSTAR Electric Company

31	Certification by the Chairman of NSTAR Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification by the Chief Financial Officer of NSTAR Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(D)	Public Service Company of New Hampshire

31	Certification by the Chairman of PSNH pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification by the Chief Financial Officer of PSNH pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32    18 U.S.C. Section 1350 Certifications

(A)	Eversource Energy

32	Certification by the Chief Executive Officer and Chief Financial Officer of Eversource Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B)	The Connecticut Light and Power Company

32	Certification by the Chairman and the Chief Financial Officer of CL&P pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(C)	NSTAR Electric Company

32	Certification by the Chairman and the Chief Financial Officer of NSTAR Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(D)	Public Service Company of New Hampshire

32	Certification by the Chairman and the Chief Financial Officer of PSNH pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation

*101.DEF	XBRL Taxonomy Extension Definition

*101.LAB	XBRL Taxonomy Extension Labels

*101.PRE	XBRL Taxonomy Extension Presentation