Form 10-Q
period 2018-03-31
EVERSOURCE ENERGY; CONNECTICUT LIGHT & POWER CO; NSTAR ELECTRIC CO; PUBLIC SERVICE CO OF NEW HAMPSHIRE
filed 2018-05-03
CIK 72741, 23426, 13372, 315256

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

	Yes	No

Eversource Energy	☐	☒
The Connecticut Light and Power Company	☐	☒
NSTAR Electric Company	☐	☒
Public Service Company of New Hampshire	☐	☒

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

Company - Class of Stock	Outstanding as of April 30, 2018

Eversource Energy Common Shares, $5.00 par value	316,885,808 shares
The Connecticut Light and Power Company Common Stock, $10.00 par value	6,035,205 shares
NSTAR Electric Company Common Stock, $1.00 par value	200 shares
Public Service Company of New Hampshire Common Stock, $1.00 par value	301 shares

Eversource Energy holds all of the 6,035,205 shares, 200 shares, and 301 shares of the outstanding common stock of The Connecticut Light and Power Company, NSTAR Electric Company, and Public Service Company of New Hampshire, respectively.

NSTAR Electric Company and Public Service Company of New Hampshire each meet the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q, and each is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H(2) of Form 10‑Q.

Eversource Energy, The Connecticut Light and Power Company, NSTAR Electric Company, and Public Service Company of New Hampshire each separately file this combined Form 10-Q.  Information contained herein relating to any individual registrant is filed by such registrant on its own behalf.  Each registrant makes no representation as to information relating to the other registrants.

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
Regulated companies
The Eversource regulated companies are comprised of the electric distribution and transmission businesses of CL&P, NSTAR Electric and PSNH, the natural gas distribution businesses of Yankee Gas and NSTAR Gas, NPT, Aquarion, the generation facilities of PSNH, and the solar power facilities of NSTAR Electric

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

ADIT	Accumulated Deferred Income Taxes
AFUDC	Allowance For Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
Bcf	Billion cubic feet
C&LM	Conservation and Load Management
CfD	Contract for Differences
Clean Air Project	The construction of a wet flue gas desulphurization system, known as "scrubber technology," to reduce mercury emissions of the Merrimack coal-fired generation station in Bow, New Hampshire
CO2	Carbon dioxide
CTA	Competitive Transition Assessment
CWIP	Construction Work in Progress
EDC	Electric distribution company
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act of 1974

i

ESOP	Employee Stock Ownership Plan
ESPP	Employee Share Purchase Plan
Eversource 2017 Form 10-K	The Eversource Energy and Subsidiaries 2017 combined Annual Report on Form 10-K as filed with the SEC
Fitch	Fitch Ratings
FMCC	Federally Mandated Congestion Charge
FTR	Financial Transmission Rights
GAAP	Accounting principles generally accepted in the United States of America
GSC	Generation Service Charge
GSRP	Greater Springfield Reliability Project
GWh	Gigawatt-Hours
HQ	Hydro-Québec, a corporation wholly-owned by the Québec government, including its divisions that produce, transmit and distribute electricity in Québec, Canada
HVDC	High-voltage direct current
Hydro Renewable Energy	Hydro Renewable Energy, Inc., a wholly-owned subsidiary of Hydro-Québec
IPP	Independent Power Producers
ISO-NE Tariff	ISO-NE FERC Transmission, Markets and Services Tariff
kV	Kilovolt
kVa	Kilovolt-ampere
kW	Kilowatt (equal to one thousand watts)
kWh	Kilowatt-Hours (the basic unit of electricity energy equal to one kilowatt of power supplied for one hour)
LBR	Lost Base Revenue
LNG	Liquefied natural gas
LRS	Supplier of last resort service
MG	Million gallons
MGP	Manufactured Gas Plant
MMBtu	One million British thermal units
MMcf	Million cubic feet
Moody's	Moody's Investors Services, Inc.
MW	Megawatt
MWh	Megawatt-Hours
NEEWS	New England East-West Solution
NETOs	New England Transmission Owners (including Eversource, National Grid and Avangrid)
NOx	Nitrogen oxides
OCI	Other Comprehensive Income/(Loss)
PAM	Pension and PBOP Rate Adjustment Mechanism
PBOP	Postretirement Benefits Other Than Pension
PBOP Plan	Postretirement Benefits Other Than Pension Plan that provides certain retiree benefits, primarily medical, dental and life insurance
PCRBs	Pollution Control Revenue Bonds
Pension Plan	Single uniform noncontributory defined benefit retirement plan
PPA	Pension Protection Act
RECs	Renewable Energy Certificates
Regulatory ROE	The average cost of capital method for calculating the return on equity related to the distribution and generation business segment excluding the wholesale transmission segment
RNS	Regional Network Service
ROE	Return on Equity
RRB	Rate Reduction Bond or Rate Reduction Certificate
RSUs	Restricted share units
S&P	Standard & Poor's Financial Services LLC
SBC	Systems Benefits Charge
SCRC	Stranded Cost Recovery Charge
SERP	Supplemental Executive Retirement Plans and non-qualified defined benefit retirement plans
SIP	Simplified Incentive Plan
SO2	Sulfur dioxide
SS	Standard service
TCAM	Transmission Cost Adjustment Mechanism
TSA	Transmission Service Agreement
UI	The United Illuminating Company

ii

EVERSOURCE ENERGY AND SUBSIDIARIES
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY

iii

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of March 31, 2018	As of December 31, 2017

ASSETS
Current Assets:
Cash and Cash Equivalents	$303,810	$38,165
Receivables, Net	1,086,282	925,083
Unbilled Revenues	164,082	201,361
Fuel, Materials, Supplies and Inventory	264,171	223,063
Regulatory Assets	683,211	741,868
Prepayments and Other Current Assets	210,534	138,009
Assets Held for Sale	59,346	219,550
Total Current Assets	2,771,436	2,487,099

Property, Plant and Equipment, Net	23,958,688	23,617,463

Deferred Debits and Other Assets:
Regulatory Assets	4,655,521	4,497,447
Goodwill	4,427,266	4,427,266
Marketable Securities	580,446	585,419
Other Long-Term Assets	646,626	605,692
Total Deferred Debits and Other Assets	10,309,859	10,115,824

Total Assets	$37,039,983	$36,220,386

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$1,049,305	$1,088,087
Long-Term Debt – Current Portion	1,097,288	549,631
Accounts Payable	984,343	1,085,034
Regulatory Liabilities	205,970	128,071
Other Current Liabilities	759,112	738,222
Total Current Liabilities	4,096,018	3,589,045

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	3,389,606	3,297,518
Regulatory Liabilities	3,703,735	3,637,273
Derivative Liabilities	415,402	377,257
Accrued Pension, SERP and PBOP	1,026,181	1,228,091
Other Long-Term Liabilities	1,053,765	1,073,501
Total Deferred Credits and Other Liabilities	9,588,689	9,613,640

Capitalization:
Long-Term Debt	12,015,992	11,775,889

Noncontrolling Interest – Preferred Stock of Subsidiaries	155,570	155,570

Equity:
Common Shareholders' Equity:
Common Shares	1,669,392	1,669,392
Capital Surplus, Paid In	6,224,620	6,239,940
Retained Earnings	3,670,603	3,561,084
Accumulated Other Comprehensive Loss	(63,130)	(66,403)
Treasury Stock	(317,771)	(317,771)
Common Shareholders' Equity	11,183,714	11,086,242
Total Capitalization	23,355,276	23,017,701

Total Liabilities and Capitalization	$37,039,983	$36,220,386

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars, Except Share Information)	2018	2017

Operating Revenues	$2,287,962	$2,105,135

Operating Expenses:
Purchased Power, Fuel and Transmission	946,747	753,649
Operations and Maintenance	332,549	338,307
Depreciation	204,266	186,805
Amortization	45,194	24,017
Energy Efficiency Programs	134,241	146,158
Taxes Other Than Income Taxes	182,433	155,222
Total Operating Expenses	1,845,430	1,604,158
Operating Income	442,532	500,977
Interest Expense	121,129	103,429
Other Income, Net	33,789	21,619
Income Before Income Tax Expense	355,192	419,167
Income Tax Expense	83,766	157,829
Net Income	271,426	261,338
Net Income Attributable to Noncontrolling Interests	1,880	1,880
Net Income Attributable to Common Shareholders	$269,546	$259,458

Basic and Diluted Earnings Per Common Share	$0.85	$0.82

Dividends Declared Per Common Share	$0.51	$0.48

Weighted Average Common Shares Outstanding:
Basic	317,397,052	317,463,151
Diluted	317,992,999	318,124,536

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2018	2017

Net Income	$271,426	$261,338
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	724	534
Changes in Unrealized (Losses)/Gains on Marketable Securities	(444)	1,645
Changes in Funded Status of Pension, SERP and PBOP Benefit Plans	2,993	962
Other Comprehensive Income, Net of Tax	3,273	3,141
Comprehensive Income Attributable to Noncontrolling Interests	(1,880)	(1,880)
Comprehensive Income Attributable to Common Shareholders	$272,819	$262,599

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERSOURCE ENERGY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2018	2017

Operating Activities:
Net Income	$271,426	$261,338
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	204,266	186,805
Deferred Income Taxes	88,481	141,398
Pension, SERP and PBOP (Income)/Expense, Net	(1,965)	5,828
Pension and PBOP Contributions	(171,244)	(45,700)
Regulatory Overrecoveries, Net	70,457	56,734
Amortization	45,194	24,017
Other	(54,969)	(36,176)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(156,888)	(50,251)
Fuel, Materials, Supplies and Inventory	(26,956)	(33,058)
Taxes Receivable/Accrued, Net	(5,061)	32,313
Accounts Payable	(61,571)	(57,701)
Other Current Assets and Liabilities, Net	(23,456)	(40,198)
Net Cash Flows Provided by Operating Activities	177,714	445,349

Investing Activities:
Investments in Property, Plant and Equipment	(607,334)	(523,560)
Proceeds from Sales of Marketable Securities	145,438	154,772
Purchases of Marketable Securities	(143,264)	(149,688)
Proceeds from the Sale of PSNH Generation Assets	130,641	—
Other Investing Activities	(5,200)	(16,105)
Net Cash Flows Used in Investing Activities	(479,719)	(534,581)

Financing Activities:
Cash Dividends on Common Shares	(160,027)	(150,521)
Cash Dividends on Preferred Stock	(1,880)	(1,880)
Decrease in Notes Payable	(240,005)	(173,000)
Issuance of Long-Term Debt	1,150,000	600,000
Retirements of Long-Term Debt	(150,218)	(150,000)
Other Financing Activities	(19,140)	(15,832)
Net Cash Flows Provided by Financing Activities	578,730	108,767
Net Increase in Cash, Cash Equivalents and Restricted Cash	276,725	19,535
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	85,890	106,750
Cash, Cash Equivalents and Restricted Cash - End of Period	$362,615	$126,285

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of March 31, 2018	As of December 31, 2017

ASSETS
Current Assets:
Cash	$240,217	$6,028
Receivables, Net	411,437	370,676
Accounts Receivable from Affiliated Companies	29,122	28,181
Unbilled Revenues	48,763	54,154
Materials, Supplies and Inventory	53,637	48,438
Regulatory Assets	229,735	200,281
Prepayments and Other Current Assets	56,413	46,926
Total Current Assets	1,069,324	754,684

Property, Plant and Equipment, Net	8,406,595	8,271,030

Deferred Debits and Other Assets:
Regulatory Assets	1,499,588	1,444,935
Other Long-Term Assets	171,092	159,597
Total Deferred Debits and Other Assets	1,670,680	1,604,532

Total Assets	$11,146,599	$10,630,246

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$—	$69,500
Long-Term Debt – Current Portion	550,000	300,000
Accounts Payable	346,676	367,605
Accounts Payable to Affiliated Companies	90,481	82,201
Regulatory Liabilities	66,949	38,967
Other Current Liabilities	264,064	234,486
Total Current Liabilities	1,318,170	1,092,759

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,133,045	1,103,367
Regulatory Liabilities	1,136,361	1,112,136
Derivative Liabilities	415,036	376,918
Accrued Pension, SERP and PBOP	266,824	354,469
Other Long-Term Liabilities	124,056	128,135
Total Deferred Credits and Other Liabilities	3,075,322	3,075,025

Capitalization:
Long-Term Debt	3,003,562	2,759,135

Preferred Stock Not Subject to Mandatory Redemption	116,200	116,200

Common Stockholder's Equity:
Common Stock	60,352	60,352
Capital Surplus, Paid In	2,119,765	2,110,765
Retained Earnings	1,452,919	1,415,741
Accumulated Other Comprehensive Income	309	269
Common Stockholder's Equity	3,633,345	3,587,127
Total Capitalization	6,753,107	6,462,462

Total Liabilities and Capitalization	$11,146,599	$10,630,246

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2018	2017

Operating Revenues	$784,983	$732,310

Operating Expenses:
Purchased Power and Transmission	301,889	244,938
Operations and Maintenance	117,292	128,737
Depreciation	67,498	59,751
Amortization of Regulatory Assets, Net	28,006	12,803
Energy Efficiency Programs	22,760	36,591
Taxes Other Than Income Taxes	90,300	73,979
Total Operating Expenses	627,745	556,799
Operating Income	157,238	175,511
Interest Expense	36,823	34,964
Other Income, Net	6,560	3,267
Income Before Income Tax Expense	126,975	143,814
Income Tax Expense	28,407	53,606
Net Income	$98,568	$90,208

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2018	2017

Net Income	$98,568	$90,208
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	52	111
Changes in Unrealized (Losses)/Gains on Marketable Securities	(12)	56
Other Comprehensive Income, Net of Tax	40	167
Comprehensive Income	$98,608	$90,375

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE CONNECTICUT LIGHT AND POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2018	2017

Operating Activities:
Net Income	$98,568	$90,208
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	67,498	59,751
Deferred Income Taxes	29,109	47,864
Pension Contributions	(82,276)	(625)
Regulatory Underrecoveries, Net	(8,878)	(18,734)
Amortization of Regulatory Assets, Net	28,006	12,803
Other	(11,870)	(1,710)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(46,330)	(1,280)
Taxes Receivable/Accrued, Net	42,460	32,920
Accounts Payable	(28,408)	(16,957)
Other Current Assets and Liabilities, Net	(23,160)	(30,823)
Net Cash Flows Provided by Operating Activities	64,719	173,417

Investing Activities:
Investments in Property, Plant and Equipment	(202,126)	(181,601)
Other Investing Activities	56	32
Net Cash Flows Used in Investing Activities	(202,070)	(181,569)

Financing Activities:
Cash Dividends on Common Stock	(60,000)	(49,600)
Cash Dividends on Preferred Stock	(1,390)	(1,390)
Capital Contributions from Eversource Parent	9,000	—
Issuance of Long-Term Debt	500,000	300,000
Retirement of Long-Term Debt	—	(150,000)
Decrease in Notes Payable to Eversource Parent	(69,500)	(76,700)
Other Financing Activities	(6,539)	(3,631)
Net Cash Flows Provided by Financing Activities	371,571	18,679
Net Increase in Cash and Restricted Cash	234,220	10,527
Cash and Restricted Cash- Beginning of Period	9,619	8,403
Cash and Restricted Cash - End of Period	$243,839	$18,930

The accompanying notes are an integral part of these unaudited condensed financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of March 31, 2018	As of December 31, 2017

ASSETS
Current Assets:
Cash and Cash Equivalents	$9,471	$1,763
Receivables, Net	406,599	341,341
Accounts Receivable from Affiliated Companies	26,335	40,723
Unbilled Revenues	41,213	49,865
Materials, Supplies and Inventory	132,943	95,517
Regulatory Assets	276,962	333,882
Prepayments and Other Current Assets	42,250	24,499
Total Current Assets	935,773	887,590

Property, Plant and Equipment, Net	8,323,826	8,246,494

Deferred Debits and Other Assets:
Regulatory Assets	1,287,282	1,190,575
Prepaid PBOP	133,650	126,948
Other Long-Term Assets	86,898	84,766
Total Deferred Debits and Other Assets	1,507,830	1,402,289

Total Assets	$10,767,429	$10,536,373

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable	$367,000	$234,000
Accounts Payable	329,558	340,115
Accounts Payable to Affiliated Companies	137,132	91,260
Obligations to Third Party Suppliers	101,654	88,721
Renewable Portfolio Standards Compliance Obligations	139,174	111,524
Regulatory Liabilities	89,230	79,562
Other Current Liabilities	57,333	79,916
Total Current Liabilities	1,221,081	1,025,098

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	1,297,365	1,275,814
Regulatory Liabilities	1,530,103	1,514,451
Accrued Pension and SERP	80,248	89,995
Other Long-Term Liabilities	197,371	198,176
Total Deferred Credits and Other Liabilities	3,105,087	3,078,436

Capitalization:
Long-Term Debt	2,943,915	2,943,759

Preferred Stock Not Subject to Mandatory Redemption	43,000	43,000

Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	1,595,442	1,502,942
Retained Earnings	1,860,621	1,944,961
Accumulated Other Comprehensive Loss	(1,717)	(1,823)
Common Stockholder's Equity	3,454,346	3,446,080
Total Capitalization	6,441,261	6,432,839

Total Liabilities and Capitalization	$10,767,429	$10,536,373

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2018	2017

Operating Revenues	$770,127	$733,808

Operating Expenses:
Purchased Power and Transmission	332,579	273,852
Operations and Maintenance	118,682	115,872
Depreciation	70,542	67,218
Amortization of Regulatory Assets, Net	6,364	4,489
Energy Efficiency Programs	74,793	77,976
Taxes Other Than Income Taxes	48,186	37,821
Total Operating Expenses	651,146	577,228
Operating Income	118,981	156,580
Interest Expense	26,464	28,279
Other Income, Net	12,601	8,349
Income Before Income Tax Expense	105,118	136,650
Income Tax Expense	27,969	53,269
Net Income	$77,149	$83,381

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2018	2017

Net Income	$77,149	$83,381
Other Comprehensive Income, Net of Tax:
Changes in Funded Status of SERP Benefit Plan	1	(4)
Qualified Cash Flow Hedging Instruments	109	109
Changes in Unrealized (Losses)/Gains on Marketable	(4)	16
Other Comprehensive Income, Net of Tax	106	121
Comprehensive Income	$77,255	$83,502

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NSTAR ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2018	2017

Operating Activities:
Net Income	$77,149	$83,381
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	70,542	67,218
Deferred Income Taxes	22,542	45,375
Pension, SERP and PBOP Benefits, Net	(9,295)	(10,548)
Regulatory Overrecoveries, Net	17,618	3,921
Amortization of Regulatory Assets, Net	6,364	4,489
Other	(2,204)	(3,877)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(52,949)	(9,275)
Materials, Supplies and Inventory	(37,427)	(33,342)
Taxes Receivable/Accrued, Net	(22,698)	37,566
Accounts Payable	43,170	(29,015)
Other Current Assets and Liabilities, Net	23,703	1,251
Net Cash Flows Provided by Operating Activities	136,515	157,144

Investing Activities:
Investments in Property, Plant and Equipment	(192,036)	(164,849)
Other Investing Activities	(654)	(3,608)
Net Cash Flows Used in Investing Activities	(192,690)	(168,457)

Financing Activities:
Cash Dividends on Common Stock	(161,000)	(56,000)
Cash Dividends on Preferred Stock	(490)	(490)
Capital Contributions from Eversource Parent	92,500	—
Increase in Notes Payable	133,000	68,400
Other Financing Activities	(78)	(38)
Net Cash Flows Provided by Financing Activities	63,932	11,872
Increase in Cash, Cash Equivalents and Restricted Cash	7,757	559
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	14,708	15,506
Cash, Cash Equivalents and Restricted Cash - End of Period	$22,465	$16,065

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Thousands of Dollars)	As of March 31, 2018	As of December 31, 2017

ASSETS
Current Assets:
Cash	$2,917	$900
Receivables, Net	94,179	92,774
Accounts Receivable from Affiliated Companies	10,253	5,297
Unbilled Revenues	41,444	49,448
Taxes Receivable	34,871	5,838
Materials, Supplies and Inventory	49,582	40,285
Regulatory Assets	122,481	130,134
Prepayments and Other Current Assets	15,918	23,093
Assets Held for Sale	59,346	219,550
Total Current Assets	430,991	567,319

Property, Plant and Equipment, Net	2,693,951	2,642,274

Deferred Debits and Other Assets:
Regulatory Assets	816,194	810,677
Other Long-Term Assets	53,656	42,391
Total Deferred Debits and Other Assets	869,850	853,068

Total Assets	$3,994,792	$4,062,661

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Notes Payable to Eversource Parent	$271,300	$262,900
Long-Term Debt – Current Portion	110,000	110,000
Accounts Payable	94,498	128,685
Accounts Payable to Affiliated Companies	33,828	24,676
Dividends Payable to Eversource Parent	—	150,000
Renewable Portfolio Standards Compliance Obligations	35,447	27,765
Regulatory Liabilities	15,607	6,251
Other Current Liabilities	59,876	40,159
Total Current Liabilities	620,556	750,436

Deferred Credits and Other Liabilities:
Accumulated Deferred Income Taxes	490,487	443,468
Regulatory Liabilities	449,588	444,397
Accrued Pension, SERP and PBOP	121,414	124,639
Other Long-Term Liabilities	34,990	56,689
Total Deferred Credits and Other Liabilities	1,096,479	1,069,193

Capitalization:
Long-Term Debt	891,801	892,438

Common Stockholder's Equity:
Common Stock	—	—
Capital Surplus, Paid In	843,134	843,134
Retained Earnings	546,475	511,382
Accumulated Other Comprehensive Loss	(3,653)	(3,922)
Common Stockholder's Equity	1,385,956	1,350,594
Total Capitalization	2,277,757	2,243,032

Total Liabilities and Capitalization	$3,994,792	$4,062,661

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2018	2017

Operating Revenues	$267,350	$253,157

Operating Expenses:
Purchased Power, Fuel and Transmission	109,717	61,747
Operations and Maintenance	51,380	63,964
Depreciation	23,493	30,735
Amortization of Regulatory Assets, Net	5,035	5,445
Energy Efficiency Programs	5,157	3,746
Taxes Other Than Income Taxes	16,801	20,881
Total Operating Expenses	211,583	186,518
Operating Income	55,767	66,639
Interest Expense	12,772	12,808
Other Income, Net	4,749	2,811
Income Before Income Tax Expense	47,744	56,642
Income Tax Expense	12,651	22,330
Net Income	$35,093	$34,312

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2018	2017

Net Income	$35,093	$34,312
Other Comprehensive Income, Net of Tax:
Qualified Cash Flow Hedging Instruments	290	291
Changes in Unrealized (Losses)/Gains on Marketable Securities	(21)	97
Other Comprehensive Income, Net of Tax	269	388
Comprehensive Income	$35,362	$34,700

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(Thousands of Dollars)	2018	2017

Operating Activities:
Net Income	$35,093	$34,312
Adjustments to Reconcile Net Income to Net Cash Flows Provided by Operating Activities:
Depreciation	23,493	30,735
Deferred Income Taxes	43,021	11,290
Regulatory Overrecoveries, Net	129	3,507
Amortization of Regulatory Assets, Net	5,035	5,445
Other	(15,212)	(4,405)
Changes in Current Assets and Liabilities:
Receivables and Unbilled Revenues, Net	(80)	1,149
Fuel, Materials, Supplies and Inventory	4,854	(3,371)
Taxes Receivable/Accrued, Net	(5,867)	1,778
Accounts Payable	(18,760)	5,475
Other Current Assets and Liabilities, Net	24,543	27,332
Net Cash Flows Provided by Operating Activities	96,249	113,247

Investing Activities:
Investments in Property, Plant and Equipment	(72,287)	(75,327)
Proceeds from the Sale of Generation Assets	130,641	—
Other Investing Activities	97	(145)
Net Cash Flows Provided by/(Used in) Investing Activities	58,451	(75,472)

Financing Activities:
Cash Dividends on Common Stock	(150,000)	(18,500)
Increase/(Decrease) in Notes Payable to Eversource Parent	8,400	(16,000)
Other Financing Activities	(38)	(112)
Net Cash Flows Used in Financing Activities	(141,638)	(34,612)
Net Increase in Cash and Restricted Cash	13,062	3,163
Cash and Restricted Cash - Beginning of Period	2,191	5,953
Cash and Restricted Cash - End of Period	$15,253	$9,116

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

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.    Basis of Presentation
Eversource Energy is a public utility holding company primarily engaged, through its wholly-owned regulated utility subsidiaries, in the energy delivery business.  Eversource Energy's wholly-owned regulated utility subsidiaries consist of CL&P, NSTAR Electric and PSNH (electric utilities), Yankee Gas and NSTAR Gas (natural gas utilities) and Aquarion (water utilities).  Eversource provides energy delivery and/or water service to approximately four million electric, natural gas and water customers through eight regulated utilities in Connecticut, Massachusetts and New Hampshire.

On December 31, 2017, Western Massachusetts Electric Company ("WMECO") was merged into NSTAR Electric. In accordance with accounting guidance on combinations between entities under common control, the net assets, results of operations and cash flows of WMECO are reflected in the NSTAR Electric financial statements. NSTAR Electric's financial statements for all prior periods presented in this combined Quarterly Report on Form 10-Q have been retrospectively recast as if the merger occurred on the first day of the earliest reporting period.

The unaudited condensed consolidated financial statements of Eversource, NSTAR Electric and PSNH include the accounts of each of their respective subsidiaries.  Intercompany transactions have been eliminated in consolidation.  The accompanying unaudited condensed consolidated financial statements of Eversource, NSTAR Electric and PSNH and the unaudited condensed financial statements of CL&P are herein collectively referred to as the "financial statements."

The combined notes to the financial statements have been prepared pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  The accompanying financial statements should be read in conjunction with the Combined Notes to Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of the Eversource 2017 Form 10-K, which was filed with the SEC on February 26, 2018.  The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The financial statements contain, in the opinion of management, all adjustments (including normal, recurring adjustments) necessary to present fairly Eversource's, CL&P's, NSTAR Electric's and PSNH's financial position as of March 31, 2018 and December 31, 2017, and the results of operations, comprehensive income and cash flows for the three months ended March 31, 2018 and 2017.  The results of operations, comprehensive income and cash flows for the three months ended March 31, 2018 and 2017 are not necessarily indicative of the results expected for a full year.

Eversource consolidates CYAPC and YAEC because CL&P's, NSTAR Electric's and PSNH's combined ownership interest in each of these entities is greater than 50 percent.  Intercompany transactions between CL&P, NSTAR Electric, PSNH and the CYAPC and YAEC companies have been eliminated in consolidation of the Eversource financial statements.

Eversource's utility subsidiaries' electric and natural gas distribution (including generation assets), transmission and water distribution businesses are subject to rate-regulation that is based on cost recovery and meets the criteria for application of accounting guidance for entities with rate-regulated operations, which considers the effect of regulation on the differences in the timing of the recognition of certain revenues and expenses from those of other businesses and industries. See Note 2, "Regulatory Accounting," for further information.

Certain reclassifications of prior period data were made in the accompanying financial statements to conform to the current period presentation.

On December 22, 2017, the Tax Cuts and Jobs Act became law, which amended existing federal tax rules and included numerous provisions that impacted corporations. In particular, this act reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. Our regulated companies have established a reserve in revenue to reflect the difference between the 35 percent federal corporate income tax rate included in rates charged to customers and the 21 percent federal income tax rate. Eversource, CL&P, NSTAR Electric and PSNH's effective tax rate has decreased, as compared to the prior period, as a result of incurring a lower federal income tax expense, which is reflected on the statements of income as of March 31, 2018. See Note 15, "Revenues," for further information on the amounts reserved in revenues.

B.    Accounting Standards
Accounting Standards Issued but Not Yet Effective:  In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, Leases, which changes existing lease accounting guidance and is required to be applied in the first quarter of 2019, with earlier application permitted.  The ASU lease criteria are required to be applied to leases and lease renewals entered into effective January 1, 2019. The Company will implement the ASU in the first quarter of 2019. The requirements of the ASU include balance sheet recognition of leases previously deemed to be operating leases, and additional disclosure requirements. The Company is in the process of evaluating what impact the ASU will have on its financial statements.  As of December 31, 2017, Eversource’s total future undiscounted minimum rental payments, excluding executory costs, under long-term noncancelable operating and capital leases were less than $100 million.

Accounting Standards Recently Adopted: On January 1, 2018, Eversource, CL&P, NSTAR Electric and PSNH adopted ASU 2014-09, Revenue from Contracts with Customers, which amended existing revenue recognition guidance, using the modified retrospective method (cumulatively at the date of initial application) applying it only to contracts that were not complete at January 1, 2018. Under this method of adoption, prior year reported results were not restated. Implementation of the ASU did not have a material effect on the results of operations, financial position or cash flows of Eversource, CL&P, NSTAR Electric or PSNH. See Note 15, "Revenues," for further information.

The Company identified an item that was accounted for differently under the new revenue guidance, as compared to the previously existing guidance. As a result of applying guidance on the unit of account under the new standard, purchases of power from and sales of power to ISO-New England are now accounted for net by the hour, rather than net by the month. This change increased Operating Revenues and Purchased Power, Fuel and Transmission by $19 million for the three months ended March 31, 2018, with no impact on net income.

On January 1, 2018, Eversource adopted ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Liabilities.  The ASU removed the available-for-sale designation for equity securities, whereby changes in fair value were previously recorded in accumulated other comprehensive income within shareholders' equity, and required changes in fair value of all equity securities to be recorded in earnings effective January 1, 2018. There was no cumulative effect of adoption. For the three months ended March 31, 2018, unrealized losses recorded in Other Income, Net were $0.7 million. For further information, see Note 5, "Marketable Securities," to the financial statements.

On January 1, 2018, Eversource, CL&P, NSTAR Electric and PSNH adopted ASU 2017-07, Compensation – Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU required separate presentation of service cost from other components of net pension and PBOP costs, with the other components presented as non-operating income and not subject to capitalization. The ASU has been applied retrospectively for the separate presentation in the income statement of service costs and other components and prospectively in the balance sheet for the capitalization of only the service cost component. As of March 31, 2018, the non-service cost components of net pension, SERP and PBOP costs that were not capitalized in plant were recorded as an increase to regulatory liabilities of approximately $10 million, as these amounts continue to be included in rates. See Note 1F, "Summary of Significant Accounting Policies - Other Income, Net," to the financial statements for the portion of pension and PBOP costs that are presented as non-operating income for the three months ended March 31, 2018 and 2017. The March 31, 2017 amounts, which were previously presented within Operations and Maintenance expense on the statements of income, totaled $8.0 million at Eversource, $0.5 million at CL&P, $5.0 million at NSTAR Electric and $1.6 million at PSNH, and have been retrospectively presented to Other Income, Net.

On January 1, 2018, Eversource, CL&P, NSTAR Electric and PSNH adopted two accounting standards relating to the statement of cash flows; ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, and ASU 2016-18, Restricted Cash. As a result of implementing ASU 2016-15, dividends from equity method investments of $6.2 million and $4.8 million in the first quarter of 2018 and 2017, respectively, are presented in operating activities at Eversource, for which the 2017 amounts were previously classified in investing activities. ASU 2016-18 required that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. Both standards were applied retrospectively, as required, and neither had a material impact on Eversource's, CL&P's, NSTAR Electric's or PSNH's statements of cash flows. See Note 1H, "Summary of Significant Accounting Policies - Supplemental Cash Flow Information," to the financial statements for a reconciliation of cash and cash equivalents as reported on the balance sheet to the statement of cash flows, which includes amounts described as restricted cash and restricted cash equivalents.

C.    Northern Pass
Northern Pass is Eversource's planned 1,090 MW HVDC transmission line that will interconnect from the Québec-New Hampshire border to Franklin, New Hampshire and an associated alternating current radial transmission line between Franklin and Deerfield, New Hampshire.  As of March 31, 2018, our capitalized Northern Pass project costs were approximately $289 million.

In March 2018, the Massachusetts EDCs terminated contract negotiations with and conditional selection of Northern Pass under the Massachusetts Clean Energy RFP, and the New Hampshire Site Evaluation Committee ("NHSEC") issued a written decision denying Northern Pass’ siting application. NPT reviewed the written decision and filed a motion for rehearing with the NHSEC on April 27, 2018. The NHSEC denial of Northern Pass' siting application caused us to review the recoverability of our Northern Pass project costs. In this recoverability review, we estimated undiscounted expected project cash flows and compared the result to our estimated project costs to determine whether the recorded amount is recoverable. Our undiscounted cash flows were substantially in excess of our estimated project costs. We completed this analysis and concluded that our project costs are recoverable based on our expectation that the Northern Pass project remains probable of being placed in service.

Consistent with Eversource’s and HQ’s long-term relationship to bring clean energy into New England, Eversource and HQ remain committed to Northern Pass and the many benefits this project will bring to our customers and the region.  If as a result of future events and changes in circumstances a new recoverability review were to conclude that our project costs are not recoverable, then we would reduce Northern Pass' project costs to the estimated fair value, which could result in most of our $289 million of capitalized project costs being written off. Such a write off could have a material adverse effect on our financial position and results of operations.

D.    Provision for Uncollectible Accounts
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

The total provision for both uncollectible accounts and for uncollectible hardship accounts (the uncollectible hardship balance is included in the total provision) is included in Receivables, Net on the balance sheets, and is as follows:

	Total Provision for Uncollectible Accounts		Uncollectible Hardship
(Millions of Dollars)	As of March 31, 2018	As of December 31, 2017	As of March 31, 2018	As of December 31, 2017
Eversource	$207.7	$195.7	$123.7	$122.5
CL&P	82.8	78.9	67.7	65.5
NSTAR Electric	72.6	69.7	38.5	40.3
PSNH	10.9	10.5	—	—

In accordance with new revenue accounting guidance, bad debt expense associated with customers' accounts receivable included in Operations and Maintenance expense on the statements of income is presented as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2018	March 31, 2017
Eversource	$19.6	$15.9
CL&P	3.9	2.8
NSTAR Electric	7.5	6.5
PSNH	1.7	1.7

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

F.    Other Income, Net
The components of Other Income, Net on the statements of income were as follows:

	For the Three Months Ended
	March 31, 2018				March 31, 2017
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Pension, SERP and PBOP Non-Service Income Components (1)	$15.2	$3.0	$8.4	$2.3	$8.0	$0.5	$5.0	$1.6
AFUDC Equity	9.7	2.8	3.4	—	6.7	2.0	1.9	—
Equity in Earnings	4.6	—	—	—	4.6	—	0.1	—
Investment Income/(Loss)	0.7	(0.1)	0.6	—	0.7	(0.3)	1.2	0.7
Interest Income	3.5	0.9	0.2	2.4	1.6	1.1	0.1	0.5
Other	0.1	—	—	—	—	—	—	—
Total Other Income, Net (1)	$33.8	$6.6	$12.6	$4.7	$21.6	$3.3	$8.3	$2.8

(1)
As a result of the adoption of new accounting guidance, the non-service related components of pension, SERP and PBOP benefit costs are presented as non-operating income and recorded in Other Income, Net on the statements of income. The 2017 amounts, which were previously presented within Operations and Maintenance expense on the statements of income, have been retrospectively presented to Other Income, Net for the three months ended March 31, 2017. Eversource elected the practical expedient in the accounting guidance that allows the Company to use the amounts disclosed in its Pension Benefits and Postretirement Benefits Other Than Pension footnote for the prior period presentations as the estimation basis for applying the retrospective presentation requirements.

G.    Other Taxes
Eversource's companies that serve customers in Connecticut collect gross receipts taxes levied by the state of Connecticut from their customers. These gross receipts taxes are shown separately with collections in Operating Revenues and with payments in Taxes Other Than Income Taxes on the statements of income as follows:

	For the Three Months Ended
(Millions of Dollars)	March 31, 2018	March 31, 2017
Eversource	$43.4	$42.2
CL&P	35.6	33.9

As agents for state and local governments, Eversource's companies that serve customers in Connecticut and Massachusetts collect certain sales taxes that are recorded on a net basis with no impact on the statements of income.

Separately from the amounts above are $12.7 million of expense recorded as Taxes Other than Income Taxes in the first quarter of 2018 related to the future remittance of energy efficiency funds collected from customers in Operating Revenues to the State of Connecticut. These amounts are shown separately with collections in Operating Revenues and expenses in Taxes Other than Income Taxes on the Eversource and CL&P statements of income.

H.    Supplemental Cash Flow Information
Non-cash investing activities include plant additions included in Accounts Payable as follows:

(Millions of Dollars)	As of March 31, 2018	As of March 31, 2017
Eversource	$274.4	$220.5
CL&P	117.7	104.2
NSTAR Electric	59.5	49.4
PSNH	36.0	28.7

The following table reconciles cash and cash equivalents as reported on the balance sheets to the cash, cash equivalents, and restricted cash as reported on the statements of cash flows:

	As of March 31, 2018				As of December 31, 2017
(Millions of Dollars)	Eversource	CL&P	NSTAR Electric	PSNH	Eversource	CL&P	NSTAR Electric	PSNH
Cash and Cash Equivalents as reported on the Balance Sheets	$303.8	$240.2	$9.5	$2.9	$38.2	$6.0	$1.8	$0.9
Restricted cash included in:
Prepayments and Other Current Assets	35.5	3.1	12.9	11.6	24.4	3.1	12.8	0.5
Marketable Securities	23.3	0.5	0.1	0.8	23.3	0.5	0.1	0.8
Cash, Cash Equivalents, and Restricted Cash reported on the Statements of Cash Flows	$362.6	$243.8	$22.5	$15.3	$85.9	$9.6	$14.7	$2.2

Restricted cash included in Prepayments and Other Current Assets, shown above, primarily represents required ISO-NE cash deposits. Restricted cash included in Marketable Securities, shown above, represents money market funds held in trusts to fund certain non-qualified executive benefits and restricted trusts to fund CYAPC and YAEC's spent nuclear fuel removal obligations of their nuclear fuel storage facilities.

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

Regulatory Assets:  The components of regulatory assets were as follows:

Eversource	As of March 31, 2018	As of December 31, 2017
(Millions of Dollars)
Benefit Costs	$2,033.5	$2,068.8
Income Taxes, Net	727.1	768.9
Deferred Costs from Generation Asset Sale	539.6	516.1
Storm Restoration Costs	544.4	404.8
Regulatory Tracker Mechanisms	461.1	509.9
Derivative Liabilities	388.0	367.2
Goodwill-related	361.0	365.2
Asset Retirement Obligations	88.9	101.0
Other Regulatory Assets	195.1	137.4
Total Regulatory Assets	5,338.7	5,239.3
Less: Current Portion	683.2	741.9
Total Long-Term Regulatory Assets	$4,655.5	$4,497.4

	As of March 31, 2018			As of December 31, 2017
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Benefit Costs	$460.6	$549.9	$208.6	$469.2	$560.7	$212.3
Income Taxes, Net	451.8	115.6	20.5	453.8	113.2	21.7
Deferred Costs from Generation Asset Sale	—	—	539.6	—	—	516.1
Storm Restoration Costs	254.4	246.4	43.6	216.7	146.6	41.5
Regulatory Tracker Mechanisms	118.0	221.4	107.7	85.3	273.0	116.4
Derivative Liabilities	386.5	—	—	362.3	—	—
Goodwill-related	—	310.0	—	—	313.6	—
Asset Retirement Obligations	30.8	39.8	3.4	30.3	39.0	17.0
Other Regulatory Assets	27.2	81.2	15.3	27.6	78.4	15.8
Total Regulatory Assets	1,729.3	1,564.3	938.7	1,645.2	1,524.5	940.8
Less: Current Portion	229.7	277.0	122.5	200.3	333.9	130.1
Total Long-Term Regulatory Assets	$1,499.6	$1,287.3	$816.2	$1,444.9	$1,190.6	$810.7

Regulatory Costs in Long-Term Assets:  Eversource's regulated companies had $123.3 million (including $21.4 million for CL&P, $43.6 million for NSTAR Electric and $38.7 million for PSNH) and $105.8 million (including $18.2 million for CL&P, $42.7 million for NSTAR Electric and $27.2 million for PSNH) of additional regulatory costs as of March 31, 2018 and December 31, 2017, respectively, that were included in long-term assets on the balance sheets.  These amounts represent incurred costs for which recovery has not yet been specifically approved by the applicable regulatory agency.  However, based on regulatory policies or past precedent on similar costs, management believes it is probable that these costs will ultimately be approved and recovered from customers in rates.

Storms: In March 2018, several significant storms caused extensive damage to our electric distribution systems and significant customer outages across all three states. A storm must meet certain criteria to qualify as a major storm with the criteria specific to each state jurisdiction and utility company. Once a storm qualifies as a major storm, all qualifying expenses incurred during storm restoration efforts are deferred and recovered from customers. Costs for storms that do not meet this criteria are not separately recoverable from customers and are expensed as incurred. These March 2018 storms resulted in deferred storm restoration costs of approximately $156 million ($52 million for CL&P, $100 million for NSTAR Electric, and $4 million for PSNH). Management believes the storm restoration costs were prudent and meet the criteria for specific cost recovery in Connecticut, Massachusetts and New Hampshire, and that recovery from customers is probable through the applicable regulatory recovery process.

Regulatory Liabilities:  The components of regulatory liabilities were as follows:

Eversource	As of March 31, 2018	As of December 31, 2017
(Millions of Dollars)
Excess ADIT due to Tax Cuts and Jobs Act	$2,895.9	$2,882.0
Cost of Removal	522.8	502.1
Benefit Costs	128.0	132.3
Regulatory Tracker Mechanisms	216.8	136.7
AFUDC - Transmission	67.6	67.1
Revenue Subject to Refund (1)	26.0	—
Other Regulatory Liabilities	52.6	45.2
Total Regulatory Liabilities	3,909.7	3,765.4
Less: Current Portion	206.0	128.1
Total Long-Term Regulatory Liabilities	$3,703.7	$3,637.3

	As of March 31, 2018			As of December 31, 2017
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Excess ADIT due to Tax Cuts and Jobs Act	$1,031.6	$1,091.1	$405.1	$1,031.6	$1,087.9	$405.1
Cost of Removal	34.4	298.5	39.0	23.2	293.8	37.9
Benefit Costs	—	109.0	—	—	112.6	—
Regulatory Tracker Mechanisms	55.9	89.2	15.1	34.6	77.8	5.0
AFUDC - Transmission	48.5	19.1	—	48.8	18.3	—
Revenue Subject to Refund (1)	12.5	3.7	3.1	—	—	—
Other Regulatory Liabilities	20.4	8.7	2.9	12.9	3.7	2.7
Total Regulatory Liabilities	1,203.3	1,619.3	465.2	1,151.1	1,594.1	450.7
Less: Current Portion	66.9	89.2	15.6	39.0	79.6	6.3
Total Long-Term Regulatory Liabilities	$1,136.4	$1,530.1	$449.6	$1,112.1	$1,514.5	$444.4

(1)
The regulatory liability balance represents a reserve established to reflect the difference between the 35 percent federal corporate income tax rate included in rates charged to customers and the 21 percent federal income tax rate, effective January 1, 2018 as a result of the Tax Cuts and Jobs Act. Effective February 1, 2018, NSTAR Electric's base rates charged to customers have been adjusted to reflect the new federal income tax rate.

3.    PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

The following tables summarize property, plant and equipment by asset category:

Eversource	As of March 31, 2018	As of December 31, 2017
(Millions of Dollars)
Distribution - Electric	$14,511.0	$14,410.5
Distribution - Natural Gas	3,273.2	3,244.2
Transmission - Electric	9,420.9	9,270.9
Distribution - Water	1,556.4	1,558.4
Generation and Solar (1)	36.2	36.2
Utility	28,797.7	28,520.2
Other (2)	698.4	693.7
Property, Plant and Equipment, Gross	29,496.1	29,213.9
Less: Accumulated Depreciation
Utility	(6,927.5)	(6,846.9)
Other	(300.0)	(286.9)
Total Accumulated Depreciation	(7,227.5)	(7,133.8)
Property, Plant and Equipment, Net	22,268.6	22,080.1
Construction Work in Progress	1,690.1	1,537.4
Total Property, Plant and Equipment, Net	$23,958.7	$23,617.5

	As of March 31, 2018			As of December 31, 2017
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Distribution	$5,939.9	$6,532.5	$2,078.9	$5,888.3	$6,479.0	$2,083.4
Transmission	4,322.6	3,842.7	1,207.1	4,239.9	3,821.2	1,161.3
Generation and Solar (1)	—	36.2	—	—	36.2	—
Property, Plant and Equipment, Gross	10,262.5	10,411.4	3,286.0	10,128.2	10,336.4	3,244.7
Less: Accumulated Depreciation	(2,274.4)	(2,599.3)	(734.9)	(2,239.0)	(2,550.2)	(751.8)
Property, Plant and Equipment, Net	7,988.1	7,812.1	2,551.1	7,889.2	7,786.2	2,492.9
Construction Work in Progress	418.5	511.7	142.9	381.8	460.3	149.4
Total Property, Plant and Equipment, Net	$8,406.6	$8,323.8	$2,694.0	$8,271.0	$8,246.5	$2,642.3

(1)
On January 10, 2018, PSNH completed the sale of its thermal generation assets, pursuant to an agreement dated October 11, 2017. PSNH expects to complete the sale of its hydroelectric generation assets, pursuant to the agreement dated October 11, 2017, in the second quarter of 2018. As of March 31, 2018 and December 31, 2017, PSNH has classified its generation assets as held for sale. See Note 9, "Assets Held for Sale," for further information.

(2)	These assets are primarily comprised of building improvements, computer software, hardware and equipment at Eversource Service.

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

Many of the derivative contracts meet the definition of, and are designated as, normal and qualify for accrual accounting under the applicable accounting guidance.  The costs and benefits of derivative contracts that meet the definition of normal are recognized in Operating Expenses on the statements of income, as applicable, as electricity or natural gas is delivered.

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

The gross fair values of derivative assets and liabilities with the same counterparty are offset and reported as net Derivative Assets or Derivative Liabilities, with current and long-term portions, on the balance sheets.  The following table presents the gross fair values of contracts, categorized by risk type, and the net amounts recorded as current or long-term derivative assets or liabilities:

		As of March 31, 2018			As of December 31, 2017
(Millions of Dollars)	Fair Value Hierarchy	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative	Commodity Supply and Price Risk Management	Netting (1)	Net Amount Recorded as a Derivative
Current Derivative Assets:
CL&P	Level 3	$8.5	$(6.5)	$2.0	$9.5	$(7.1)	$2.4
Long-Term Derivative Assets:
CL&P	Level 3	80.2	(4.1)	76.1	71.9	(5.3)	66.6
Current Derivative Liabilities:
Eversource	Level 2	(1.3)	0.2	(1.1)	(4.5)	—	(4.5)
CL&P	Level 3	(49.6)	—	(49.6)	(54.4)	—	(54.4)
Long-Term Derivative Liabilities:
Eversource	Level 2	(0.4)	—	(0.4)	(0.4)	—	(0.4)
CL&P	Level 3	(415.0)	—	(415.0)	(376.9)	—	(376.9)

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

As of March 31, 2018 and December 31, 2017, Eversource had New York Mercantile Exchange ("NYMEX") financial contracts for natural gas futures in order to reduce variability associated with the purchase price of 5.9 million and 9.5 million MMBtu of natural gas, respectively.

For the three months ended March 31, 2018 and 2017, there were losses of $36.1 million and $26.5 million, respectively, deferred as regulatory costs, which reflect the change in fair value associated with Eversource's derivative contracts.

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

The following is a summary of CL&P's Level 3 derivative contracts and the range of the significant unobservable inputs utilized in the valuations over the duration of the contracts:

	As of March 31, 2018					As of December 31, 2017
CL&P	Range				Period Covered	Range				Period Covered
Capacity Prices	$4.30	—	5.99	per kW-Month	2021 - 2026	$5.00	—	8.70	per kW-Month	2021 - 2026
Forward Reserve	$0.95	—	1.00	per kW-Month	2018 - 2024	$1.00	—	2.00	per kW-Month	2018 - 2024

Exit price premiums of 3 percent through 16 percent are also applied to these contracts and reflect the uncertainty and illiquidity premiums that would be required based on the most recent market activity available for similar type contracts.

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

CL&P	For the Three Months Ended March 31,
(Millions of Dollars)	2018	2017
Derivatives, Net:
Fair Value as of Beginning of Period	$(362.3)	$(420.5)
Net Realized/Unrealized Losses Included in Regulatory Assets and Liabilities	(36.9)	(14.6)
Settlements	12.7	21.6
Fair Value as of End of Period	$(386.5)	$(413.5)

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

Equity Securities: In accordance with new accounting guidance, unrealized gains and losses on the equity securities held in Eversource's non-qualified executive benefit trust are recorded in Other Income, Net on the statements of income. The fair value of equity securities subject to this guidance as of March 31, 2018 and December 31, 2017 was approximately $50 million.  For the three months ended March 31, 2018, there were unrealized losses of $0.7 million recorded in Other Income, Net related to these equity securities.

Eversource's equity securities also include CYAPC's and YAEC's marketable securities held in nuclear decommissioning trusts, which had fair values of $267.3 million and $263.8 million as of March 31, 2018 and December 31, 2017, respectively.  Unrealized gains and losses for these nuclear decommissioning trusts are subject to regulatory accounting treatment and are recorded in Marketable Securities with the corresponding offset to Other Long-Term Liabilities on the balance sheets, with no impact on the statements of income.

Available-for-Sale Debt Securities: The following is a summary of the available-for-sale debt securities, which are recorded at fair value and are included in current and long-term Marketable Securities on the balance sheets.

	As of March 31, 2018				As of December 31, 2017
Eversource (Millions of Dollars)	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value	Amortized Cost	Pre-Tax Unrealized Gains	Pre-Tax Unrealized Losses	Fair Value
Debt Securities	$282.1	$0.8	$(3.3)	$279.6	$284.9	$3.2	$(1.1)	$287.0

Eversource's debt securities include CYAPC's and YAEC's marketable securities held in nuclear decommissioning trusts in the amounts of $235.7 million and $242.3 million as of March 31, 2018 and December 31, 2017, respectively.

Unrealized gains and losses on available-for-sale debt securities held in Eversource's non-qualified benefit trust are recorded in Accumulated Other Comprehensive Income. There have been no significant unrealized losses, other-than-temporary impairments or credit losses for the three months ended March 31, 2018 or 2017.  Factors considered in determining whether a credit loss exists include the duration and severity of the impairment, adverse conditions specifically affecting the issuer, and the payment history, ratings and rating changes of the security.  For asset-backed debt securities, underlying collateral and expected future cash flows are also evaluated.

As of March 31, 2018, the contractual maturities of available-for-sale debt securities were as follows:

Eversource (Millions of Dollars)	Amortized Cost	Fair Value
Less than one year (1)	$36.0	$35.9
One to five years	44.6	45.1
Six to ten years	63.9	63.3
Greater than ten years	137.6	135.3
Total Debt Securities	$282.1	$279.6

(1)
Amounts in the Less than one year category include securities in the CYAPC and YAEC nuclear decommissioning trusts, which are restricted and are classified in long-term Marketable Securities on the balance sheets.

Realized Gains and Losses:  Realized gains and losses are recorded in Other Income, Net for Eversource's non-qualified benefit trust and are offset in Other Long-Term Liabilities for CYAPC and YAEC.  Eversource utilizes the specific identification basis method for the Eversource non-qualified benefit trust, and the average cost basis method for the CYAPC and YAEC nuclear decommissioning trusts to compute the realized gains and losses on the sale of marketable securities.

Fair Value Measurements:  The following table presents the marketable securities recorded at fair value on a recurring basis by the level in which they are classified within the fair value hierarchy:

Eversource (Millions of Dollars)	As of March 31, 2018	As of December 31, 2017
Level 1:
Mutual Funds and Equities	$317.3	$313.8
Money Market Funds	23.3	23.3
Total Level 1	$340.6	$337.1
Level 2:
U.S. Government Issued Debt Securities (Agency and Treasury)	$68.0	$70.2
Corporate Debt Securities	43.7	50.9
Asset-Backed Debt Securities	20.7	21.2
Municipal Bonds	114.3	110.7
Other Fixed Income Securities	9.6	10.7
Total Level 2	$256.3	$263.7
Total Marketable Securities	$596.9	$600.8

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

6.    SHORT-TERM AND LONG-TERM DEBT

Commercial Paper Programs and Credit Agreements: Eversource parent has a $1.45 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt.  Eversource parent, CL&P, PSNH, NSTAR Gas and Yankee Gas are also parties to a five-year $1.45 billion revolving credit facility. The revolving credit facility terminates on December 8, 2022 and serves to backstop Eversource parent's $1.45 billion commercial paper program.

NSTAR Electric has a $650 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. NSTAR Electric is also a party to a five-year $650 million revolving credit facility. The revolving credit facility terminates on December 8, 2022 and serves to backstop NSTAR Electric's $650 million commercial paper program.

There were no borrowings outstanding on either the Eversource parent or NSTAR Electric revolving credit facilities as of March 31, 2018 or December 31, 2017. Eversource's water distribution business has a $100 million revolving credit facility, which expires on August 19, 2019, and there were no amounts outstanding as of March 31, 2018 and $76.0 million outstanding as of December 31, 2017.

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$682.3	$979.3	$767.7	$470.7	2.31%	1.86%
NSTAR Electric Commercial Paper Program	367.0	234.0	283.0	416.0	1.75%	1.55%

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

As of March 31, 2018, there were no intercompany loans from Eversource parent to CL&P and $271.3 million to PSNH. Intercompany loans from Eversource parent to other Eversource subsidiaries primarily included $276.3 million to Eversource Service as of March 31, 2018. As of December 31, 2017, there were intercompany loans from Eversource parent of $69.5 million to CL&P and $262.9 million to PSNH.  Intercompany loans from Eversource parent to other Eversource subsidiaries primarily included $115.9 million to Eversource Service and $198.0 million to NSTAR Gas as of December 31, 2017. These intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and are classified in current liabilities on the respective subsidiary's balance sheets.  Intercompany loans from Eversource parent are eliminated in consolidation on Eversource's balance sheets.

Long-Term Debt: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Issue Date	Issuances/(Repayments)	Maturity Date	Use of Proceeds
CL&P:
4.00% 2018 Series A First Mortgage Bonds	March 2018	$500.0	2048	Repay long-term debt due to mature in 2018 and repay short-term borrowings
5.65% 2008 Series A First Mortgage Bonds (1)	May 2008	(300.0)	2018	N/A
PSNH:
6.00% 2008 Series O First Mortgage Bonds (1)	May 2008	(110.0)	2018	N/A
Eversource Parent:
2.50% Series I Senior Notes (2)	January 2018	200.0	2021	Repay long-term debt due to mature in 2018 and repay short-term borrowings
3.30% Series M Senior Notes	January 2018	450.0	2028	Repay long-term debt due to mature in 2018
1.60% Series G Senior Notes (3)	January 2015	(150.0)	2018	N/A
1.45% Series E Senior Notes (1)	May 2013	(300.0)	2018	N/A

(1)	Represents a repayment at maturity paid on May 1, 2018.

(2)	These notes are part of the same series issued by Eversource parent in March 2016. The aggregate outstanding principal amount for these notes is now $450 million.

(3)	Represents a repayment at maturity paid on January 15, 2018.

As a result of the Eversource parent debt issuances in January 2018, $446.8 million of current portion of long-term debt related to two Eversource parent issuances maturing in 2018 and $201.2 million of commercial paper borrowings were reclassified to Long-Term Debt as of December 31, 2017.

7.    PENSION BENEFITS AND POSTRETIREMENT BENEFITS OTHER THAN PENSION

Eversource provides defined benefit retirement plans ("Pension Plans") that cover eligible employees, including, among others, employees of CL&P, NSTAR Electric and PSNH.  In addition to the Pension Plans, Eversource maintains non-qualified defined benefit retirement plans ("SERP Plans"), which provide benefits in excess of Internal Revenue Code limitations to eligible participants consisting of current and retired employees. Eversource also provides defined benefit postretirement plans (the "PBOP Plans") that provide life insurance and a health reimbursement arrangement created for the purpose of reimbursing retirees and dependents for health insurance premiums and certain medical expenses to eligible employees that met certain age and service eligibility requirements.

The components of net periodic benefit expense for the Pension, SERP and PBOP Plans are shown below.  The service cost component of net periodic benefit expense and the intercompany allocations, less the capitalized portions, are included in Operations and Maintenance expense on the statements of income.  The remaining components of net periodic benefit costs for pension, SERP and PBOP are included in Other Income, Net on the statements of income. Capitalized amounts relate to employees working on capital projects and are included in Property, Plant and Equipment, Net on the balance sheets.  Pension, SERP and PBOP expense reflected in the statements of cash flows for CL&P, NSTAR Electric and PSNH does not include the intercompany allocations or the corresponding capitalized portion, as these amounts are cash settled on a short-term basis.

	Pension and SERP
Eversource	For the Three Months Ended
(Millions of Dollars)	March 31, 2018	March 31, 2017
Service Cost	$22.7	$18.7
Interest Cost	48.4	46.3
Expected Return on Pension Plan Assets	(98.0)	(83.5)
Actuarial Loss	36.0	33.6
Prior Service Cost	2.2	1.1
Total Net Periodic Benefit Expense	$11.3	$16.2
Capitalized Pension Expense	$7.5	$5.4

	PBOP
Eversource	For the Three Months Ended
(Millions of Dollars)	March 31, 2018	March 31, 2017
Service Cost	$2.7	$2.4
Interest Cost	7.6	7.2
Expected Return on Plan Assets	(18.1)	(15.9)
Actuarial Loss	2.6	2.0
Prior Service Credit	(5.9)	(5.3)
Total Net Periodic Benefit Income	$(11.1)	$(9.6)
Capitalized PBOP Expense/(Income)	$0.8	$(4.6)

	Pension and SERP
	For the Three Months Ended March 31, 2018			For the Three Months Ended March 31, 2017
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Service Cost	$5.7	$4.7	$2.9	$4.8	$4.1	$2.5
Interest Cost	10.6	10.8	5.3	10.5	10.4	5.2
Expected Return on Pension Plan Assets	(20.8)	(25.2)	(10.9)	(18.0)	(22.0)	(9.9)
Actuarial Loss	7.4	10.5	3.3	6.9	10.1	2.8
Prior Service Cost	0.4	0.2	0.1	0.4	0.2	0.1
Total Net Periodic Benefit Expense	$3.3	$1.0	$0.7	$4.6	$2.8	$0.7
Intercompany Allocations	$1.4	$1.5	$0.5	$2.5	$2.4	$0.8
Capitalized Pension Expense	$2.3	$2.1	$0.8	$2.5	$1.8	$0.3

	PBOP
	For the Three Months Ended March 31, 2018			For the Three Months Ended March 31, 2017
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	CL&P	NSTAR Electric	PSNH
Service Cost	$0.5	$0.5	$0.3	$0.5	$0.5	$0.3
Interest Cost	1.4	2.2	0.8	1.4	2.4	0.8
Expected Return on Plan Assets	(2.6)	(8.1)	(1.5)	(2.4)	(7.1)	(1.3)
Actuarial Loss	0.3	0.7	0.2	0.2	0.9	0.1
Prior Service Cost/(Credit)	0.3	(4.3)	0.1	0.3	(4.3)	0.1
Total Net Periodic Benefit Income	$(0.1)	$(9.0)	$(0.1)	$—	$(7.6)	$—
Intercompany Allocations	$(0.3)	$(0.3)	$(0.1)	$(0.3)	$(0.3)	$(0.1)
Capitalized PBOP Expense/(Income)	$0.2	$0.2	$0.1	$(0.1)	$(3.8)	$—

8.    COMMITMENTS AND CONTINGENCIES

A.    Environmental Matters
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

The number of environmental sites and related reserves for which remediation or long-term monitoring, preliminary site work or site assessment is being performed are as follows:

	As of March 31, 2018		As of December 31, 2017
	Number of Sites	Reserve (in millions)	Number of Sites	Reserve (in millions)
Eversource	58	$63.8	59	$54.9
CL&P	14	5.1	14	4.7
NSTAR Electric	15	2.8	15	2.7
PSNH	9	5.6	10	5.7

Included in the Eversource number of sites and reserve amounts above are former MGP sites that were operated several decades ago and manufactured gas from coal and other processes, which resulted in certain by-products remaining in the environment that may pose a potential risk to human health and the environment, for which Eversource may have potential liability.  The reserve balances related to these former MGP sites were $57.8 million and $49.0 million as of March 31, 2018 and December 31, 2017, respectively, and related primarily to the natural gas business segment. The increase in the reserve balance at the MGP sites in the first quarter of 2018 was primarily due to changes in cost estimates at sites under investigation for which additional remediation will be required.

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

Management does not anticipate a material impact to net income or cash flows as a result of these various guarantees and indemnifications.  The following table summarizes Eversource parent's exposure to guarantees and indemnifications of its subsidiaries to external parties, as of March 31, 2018:

Company	Description	Maximum Exposure (in millions)	Expiration Dates
On behalf of subsidiaries:
Eversource Gas Transmission LLC	Access Northeast Project Capital Contributions Guaranty (1)	$185.0	2021
Various	Surety Bonds (2)	41.2	2018 - 2019
Eversource Service and Rocky River Realty Company	Lease Payments for Vehicles and Real Estate	7.3	2019 - 2024

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

DOE Phase IV Damages - On May 22, 2017, each of the Yankee Companies filed subsequent lawsuits against the DOE in the Court of Federal
Claims seeking monetary damages totaling approximately $100 million for CYAPC, YAEC and MYAPC, resulting from the DOE's failure to begin accepting spent nuclear fuel for disposal covering the years from 2013 to 2016 (“DOE Phase IV”). No date is set for the DOE Phase IV trial.

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

Hearings on the fourth complaint were held in December 2017 before the FERC Administrative Law Judge ("ALJ"). On March 27, 2018, the FERC ALJ issued an initial decision in that complaint, finding that the current base ROE of 10.57 percent, which has an incentive cap ROE of 11.74 percent, is not unjust and not unreasonable.

A summary of the four separate complaints and the base ROEs pertinent to those complaints are as follows:

Complaint	15-Month Time Period of Complaint (Beginning as of Complaint Filing Date)	Original Base ROE Authorized by FERC at Time of Complaint Filing Date (1)	Base ROE Subsequently Authorized by FERC for First Complaint Period and also Effective from October 16, 2014 through April 14, 2017 (1)	Reserve (Pre-Tax and Excluding Interest) as of March 31, 2018 (in millions)		FERC ALJ Recommendation of Base ROE on Second, Third and Fourth Complaints
First	10/1/2011 - 12/31/2012	11.14%	10.57%	$—	(2)	N/A
Second	12/27/2012 - 3/26/2014	11.14%	N/A	39.1	(3)	9.59%
Third	7/31/2014 - 10/30/2015	11.14%	10.57%	—		10.90%
Fourth	4/29/2016 - 7/28/2017	10.57%	10.57%	—		10.57%

(1)
The ROE billed during the period October 1, 2011 through October 15, 2014 consisted of a base ROE of 11.14 percent and incentives up to 13.1 percent. On October 16, 2014, the FERC set the base ROE at 10.57 percent and an incentive cap at 11.74 percent for the first complaint period. This was also effective for all prospective billings to customers beginning October 16, 2014. This FERC order was vacated on April 14, 2017.

(2)
CL&P, NSTAR Electric and PSNH have refunded all amounts associated with the first complaint period, totaling $38.9 million (pre-tax and excluding interest) at Eversource (consisting of $22.4 million at CL&P, $13.7 million at NSTAR Electric and $2.8 million at PSNH), reflecting both the base ROE and incentive cap prescribed by the FERC order.

(3)
The reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of March 31, 2018.

On June 5, 2017, the NETOs, including Eversource, submitted a filing to the FERC to reinstate the base ROE of 11.14 percent with an associated ROE incentive cap of 13.5 percent effective June 8, 2017, as these were the last ROEs lawfully in effect for transmission billing purposes prior to the FERC order vacated by the Court on April 14, 2017. On October 6, 2017, the FERC did not accept the NETOs filing, temporarily leaving in place the ROEs (10.57 percent base ROE with an 11.74 percent incentive cap ROE) set in the first complaint proceeding until the FERC addresses the Court’s decision. On November 6, 2017, the NETOs submitted a request for rehearing of the FERC's October 6, 2017 Order rejecting the compliance filing.

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

At this time, the Company cannot reasonably estimate a range of gain or loss for the complaint proceedings. No events in 2017 or 2018 provided a reasonable basis for a change to the reserve balance of $39.1 million (pre-tax and excluding interest) for the second complaint period, and the Company has not changed its reserve or recognized ROEs for any of the complaint periods. Eversource, CL&P, NSTAR Electric and PSNH currently record revenues at the 10.57 percent base ROE and incentive cap at 11.74 percent established in the October 16, 2014 FERC order.

At this time, the Company cannot predict the timing or ultimate effect of the Court decision or future FERC action on any of the complaint periods or the estimated impacts on the financial position, results of operations or cash flows of Eversource, CL&P, NSTAR Electric or PSNH.

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

In 2017, as a result of the settlement, NSTAR Electric expensed $4.9 million (pre-tax) of previously incurred capitalized costs associated with engineering work performed on the existing cable that will no longer be used. In addition, NSTAR Electric agreed to provide a rate base credit of $17.5 million to the Massachusetts Water Resources Authority for the new cable. This negotiated credit will result in the initial $17.5 million of construction costs on the new cable to be expensed as incurred. Of this amount, NSTAR Electric expensed $11.1 million (pre-tax) of costs incurred on the new cable in 2017 and expensed an additional $2.1 million (pre-tax) in the first three months of 2018. Construction of the new cable is underway and is expected to be completed in 2019.

9.    ASSETS HELD FOR SALE

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

On January 10, 2018, PSNH completed the sale of its thermal generation assets, pursuant to the Agreement dated October 11, 2017. In accordance with the Purchase and Sale Agreement, the original purchase price of $175 million was adjusted to reflect working capital adjustments, closing date adjustments and proration of taxes and fees prior to closing, totaling $40.9 million, resulting in net proceeds of $134.1 million. As of March 31, 2018, deferred costs resulting from the thermal generation asset sale totaled $539.6 million and were included in Regulatory Assets on the Eversource and PSNH Balance Sheets. As of December 31, 2017, this balance totaled $516.1 million and represented the difference between the carrying value and the fair value less cost to sell of the thermal generation assets.

PSNH expects to complete the sale of its hydroelectric generation assets in the second quarter of 2018 at an amount above net carrying value, and are therefore stated at carrying value. As of March 31, 2018, the difference between the carrying value of the hydroelectric generation assets and the anticipated sale proceeds was approximately $23 million, which will be recognized as a reduction to stranded costs upon completion of the sale.

Full recovery of the costs of PSNH's generation assets and transaction-related expenses is expected to occur through a combination of cash flows during the remaining operating period, sales proceeds, and recovery of stranded costs primarily via the issuance of bonds that will be secured by a non-bypassable charge billed to PSNH's customers.

For the three months ended March 31, 2018, pre-tax income associated with the hydroelectric assets held for sale was $5.9 million. For the three months ended March 31, 2017, pre-tax income associated with PSNH's generation assets was $14.8 million.

As of March 31, 2018, PSNH's hydroelectric generation assets held for sale, which are included in current assets on the Eversource and PSNH balance sheets, and are part of the Electric Distribution reportable segment, were as follows:

(Millions of Dollars)
Hydroelectric Gross Plant	$86.6
Accumulated Depreciation	(27.4)
Net Plant	59.2
Materials and Supplies	0.1
Total Hydroelectric Generation Assets Held for Sale	$59.3

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

	As of March 31, 2018		As of December 31, 2017
Eversource (Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred Stock Not Subject to Mandatory Redemption	$155.6	$165.8	$155.6	$160.8
Long-Term Debt	13,113.3	13,376.1	12,325.5	12,877.1

	CL&P		NSTAR Electric		PSNH
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
As of March 31, 2018:
Preferred Stock Not Subject to Mandatory Redemption	$116.2	$122.3	$43.0	$43.5	$—	$—
Long-Term Debt	3,553.6	3,821.9	2,943.9	3,071.7	1,001.8	1,025.2

As of December 31, 2017:
Preferred Stock Not Subject to Mandatory Redemption	$116.2	$116.5	$43.0	$44.3	$—	$—
Long-Term Debt	3,059.1	3,430.5	2,943.8	3,156.5	1,002.4	1,038.2

Derivative Instruments and Marketable Securities: Derivative instruments and investments in marketable securities are carried at fair value.  For further information, see Note 4, "Derivative Instruments," and Note 5, "Marketable Securities," to the financial statements.

See Note 1E, "Summary of Significant Accounting Policies - Fair Value Measurements," for the fair value measurement policy and the fair value hierarchy.

11.    ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The changes in accumulated other comprehensive income/(loss) by component, net of tax, is as follows:

	For the Three Months Ended March 31, 2018				For the Three Months Ended March 31, 2017
Eversource (Millions of Dollars)	Qualified Cash Flow Hedging Instruments	Unrealized Losses on Marketable Securities	Defined Benefit Plans	Total	Qualified Cash Flow Hedging Instruments	Unrealized Gains on Marketable Securities	Defined Benefit Plans	Total
Balance as of Beginning of Period	$(6.2)	$—	$(60.2)	$(66.4)	$(8.2)	$0.4	$(57.5)	$(65.3)

OCI Before Reclassifications	—	(0.4)	—	(0.4)	—	1.7	—	1.7
Amounts Reclassified from AOCI	0.7	—	3.0	3.7	0.5	—	1.0	1.5
Net OCI	0.7	(0.4)	3.0	3.3	0.5	1.7	1.0	3.2
Balance as of End of Period	$(5.5)	$(0.4)	$(57.2)	$(63.1)	$(7.7)	$2.1	$(56.5)	$(62.1)

Eversource's qualified cash flow hedging instruments represent interest rate swap agreements on debt issuances that were settled in prior years. The settlement amount was recorded in AOCI and is being amortized into Net Income over the term of the underlying debt instrument.  CL&P, NSTAR Electric and PSNH continue to amortize interest rate swaps settled in prior years from AOCI into Interest Expense over the remaining life of the associated long-term debt. Such interest rate swaps are not material to their respective financial statements.

Defined benefit plan OCI amounts before reclassifications relate to actuarial gains and losses and prior service costs that arose during the year and were recognized in AOCI. The unamortized actuarial gains and losses and prior service costs on the defined benefit plans are amortized from AOCI into Other Income, Net over the average future employee service period, and are reflected in amounts reclassified from AOCI. For further information, see Note 1F, "Summary of Significant Accounting Policies - Other Income, Net," and Note 7, "Pension Benefits and Postretirement Benefits Other Than Pension."

12.    COMMON SHARES

The following table sets forth the Eversource parent common shares and the shares of common stock of CL&P, NSTAR Electric and PSNH that were authorized and issued, as well as the respective per share par values:

	Shares
		Authorized as of March 31, 2018 and	Issued as of
	Par Value	December 31, 2017	March 31, 2018	December 31, 2017
Eversource	$5	380,000,000	333,878,402	333,878,402
CL&P	$10	24,500,000	6,035,205	6,035,205
NSTAR Electric	$1	100,000,000	200	200
PSNH	$1	100,000,000	301	301

As of both March 31, 2018 and December 31, 2017, there were 16,992,594 Eversource common shares held as treasury shares.  As of both March 31, 2018 and December 31, 2017, there were 316,885,808 Eversource common shares outstanding.

13.    COMMON SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

Dividends on the preferred stock of CL&P and NSTAR Electric totaled $1.9 million for each of the three months ended March 31, 2018 and 2017. These dividends were presented as Net Income Attributable to Noncontrolling Interests on the Eversource statements of income. Noncontrolling Interest – Preferred Stock of Subsidiaries on the Eversource balance sheets totaled $155.6 million as of March 31, 2018 and December 31, 2017. On the Eversource balance sheets, Common Shareholders' Equity was fully attributable to the parent and Noncontrolling Interest – Preferred Stock of Subsidiaries was fully attributable to the noncontrolling interest.

14.    EARNINGS PER SHARE

Basic EPS is computed based upon the weighted average number of common shares outstanding during each period.  Diluted EPS is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect of certain share-based compensation awards as if they were converted into common shares.  The dilutive effect of unvested RSU and performance share awards is calculated using the treasury stock method.  RSU and performance share awards are included in basic weighted average common shares outstanding as of the date that all necessary vesting conditions have been satisfied.  For the three months ended March 31, 2018 and 2017, there were no antidilutive share awards excluded from the computation of diluted EPS.

The following table sets forth the components of basic and diluted EPS:

Eversource (Millions of Dollars, except share information)	For the Three Months Ended
	March 31, 2018	March 31, 2017
Net Income Attributable to Common Shareholders	$269.5	$259.5
Weighted Average Common Shares Outstanding:
Basic	317,397,052	317,463,151
Dilutive Effect	595,947	661,385
Diluted	317,992,999	318,124,536
Basic and Diluted EPS	$0.85	$0.82

15.    REVENUES

On January 1, 2018, Eversource, including CL&P, NSTAR Electric and PSNH, adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” using the modified retrospective approach. The core principle of this accounting guidance is that revenue is recognized when promised goods or services (referred to as performance obligations) are transferred to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard uses a five-step model for recognizing and measuring revenue from contracts with customers, which includes identifying the contract with the customer, identifying the performance obligations promised within the contract, determining the transaction price (the amount of consideration to which the company expects to be entitled), allocating the transaction price to the performance obligations and recognizing revenue when (or as) the performance obligation is satisfied.

The following table presents operating revenues disaggregated by revenue source:

	For the Three Months Ended March 31, 2018
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Revenue from Contracts with Customers
Retail Tariff Sales
Residential	$994.4	$248.9	$—	$26.4	$—	$—	$1,269.7
Commercial	611.4	134.7	—	13.8	—	—	759.9
Industrial	81.5	29.5	—	1.0	—	(2.5)	109.5
Total Retail Tariff Sales Revenue	$1,687.3	$413.1	$—	$41.2	$—	$(2.5)	$2,139.1
Wholesale Transmission Revenue	$—	$—	$313.6	$—	$10.1	$(258.7)	$65.0
Wholesale Market Sales Revenue	58.5	17.8	—	0.8	—	—	77.1
Other Revenue from Contracts with Customers	16.0	(0.6)	3.1	4.0	220.8	(221.4)	21.9
Reserve for Revenue Subject to Refund	(19.3)	(4.5)	—	(2.2)	—	—	(26.0)
Total Revenue from Contracts with Customers	$1,742.5	$425.8	$316.7	$43.8	$230.9	$(482.6)	$2,277.1
Alternative Revenue Programs	8.7	(1.7)	(11.7)	0.7	—	10.6	6.6
Other Revenue	3.4	0.8	—	0.1	—	—	4.3
Total Operating Revenues	$1,754.6	$424.9	$305.0	$44.6	$230.9	$(472.0)	$2,288.0

	For the Three Months Ended March 31, 2018
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Revenue from Contracts with Customers
Retail Tariff Sales
Residential	$483.4	$364.2	$146.8
Commercial	222.5	314.4	74.9
Industrial	35.8	28.1	17.6
Total Retail Tariff Sales Revenue	$741.7	$706.7	$239.3
Wholesale Transmission Revenue	$150.8	$118.6	$44.2
Wholesale Market Sales Revenue	10.3	24.9	24.1
Other Revenue from Contracts with Customers	7.5	8.3	3.5
Reserve for Revenue Subject to Refund	(12.5)	(3.7)	(3.1)
Total Revenue from Contracts with Customers	$897.8	$854.8	$308.0
Alternative Revenue Programs	(5.1)	6.7	(4.6)
Other Revenue	1.3	1.7	0.4
Eliminations	(109.0)	(93.1)	(36.4)
Total Operating Revenues	$785.0	$770.1	$267.4

Retail Tariff Sales: Regulated utilities provide products and services to their regulated customers under rates, pricing, payment terms and conditions of service, regulated by each state regulatory agency. The arrangement whereby a utility provides commodity service to a customer for a price approved by the respective state regulatory commission is referred to as a tariff sale contract, and the tariff governs all aspects of the provision of regulated services by utilities. The majority of revenue for Eversource, CL&P, NSTAR Electric and PSNH is derived from regulated retail tariff sales for the sale and distribution of electricity, natural gas and water to residential, commercial and industrial retail customers.

The utility's performance obligation for the regulated tariff sales is to provide electricity, natural gas or water to the customer as demanded.
The promise to provide the commodity represents a single performance obligation, as it is a promise to transfer a series of distinct goods or services that are substantially the same and that have the same pattern of transfer to the customer. Revenue is recognized over time as the customer simultaneously receives and consumes the benefits provided by the utility, and the utility satisfies its performance obligation. Revenue is recognized based on the output method as there is a directly observable output to the customer (electricity, natural gas or water units delivered to the customer and immediately consumed). Each Eversource utility is entitled to be compensated for performance completed to date (service taken by the customer) until service is terminated.

In regulated tariff sales, the transaction prices are the rates approved by the respective state regulatory commissions.  In general, rates can only be changed through formal proceedings with the state regulatory commissions. These rates are designed to recover the costs to provide service to customers and include a return on investment. Regulatory commission-approved tracking mechanisms are included in these rates and are also used to recover, on a fully-reconciling basis, certain costs, such as the procurement of energy supply, retail transmission charges, energy efficiency program costs, net metering for distributed generation, and restructuring and stranded costs. These tracking mechanisms result in rates being changed periodically to ensure recovery of actual costs incurred.

Customers may elect to purchase electricity from each Eversource electric utility or may contract separately with a competitive third party supplier. Revenue is not recorded for the sale of the electricity commodity to customers who have contracted separately with these suppliers, only the delivery to a customer, as the utility is acting as an agent on behalf of the third party supplier.

Wholesale Transmission Revenues:  The Eversource electric transmission-owning companies (CL&P, NSTAR Electric and PSNH) each own and maintain transmission facilities that are part of an interstate power transmission grid over which electricity is transmitted throughout New England. CL&P, NSTAR Electric and PSNH, as well as most other New England utilities, are parties to a series of agreements that provide for coordinated planning and operation of the region's transmission facilities and the rules by which they acquire transmission services.  The Eversource electric transmission-owning companies have a combination of FERC-approved regional and local formula rates that work in tandem to recover all their transmission costs. These rates are part of the ISO-NE Tariff. Regional rates recover the costs of higher voltage transmission facilities that benefit the region and are collected from all New England transmission customers, including the Eversource distribution businesses. Eversource's local rates recover the companies' total transmission revenue requirements, less revenues received from regional rates and other sources, and are collected from Eversource's distribution businesses and other transmission customers. The distribution businesses of Eversource, in turn, recover the FERC approved charges from retail customers through annual or semiannual tracking mechanisms, which are retail tariff sales.

The utility's performance obligation for regulated wholesale transmission sales is to provide transmission services to the customer as demanded. The promise to provide transmission service represents a single performance obligation. The transaction prices are the transmission rate formulas as defined by the ISO-NE Tariff and are regulated and established by FERC. Wholesale transmission revenue is recognized over time as the performance obligation is completed, which occurs as transmission services are provided to customers. The revenue is recognized based on the output method. Each Eversource utility is entitled to be compensated for performance completed to date (e.g., use of the transmission system by the customer).

Wholesale Market Sales Revenues: Wholesale market sales transactions include sales of energy and energy-related products into the ISO-NE wholesale electricity market, sales of natural gas to third party marketers, and also the sale of RECs to various counterparties. ISO-NE oversees the region's wholesale electricity market and administers the transactions and terms and conditions, including payment terms, which are established in the ISO-NE tariff, between the buyers and sellers in the market. Pricing is set by the wholesale market. The wholesale transactions in the ISO-NE market occur on a day-ahead basis or a real-time basis (daily) and are, therefore, short-term. Transactions are tracked and reported by ISO-NE net by the hour, which is the net hourly position of energy sales and purchases by each market participant. Beginning in the first quarter of 2018, the performance obligation for ISO-NE energy transactions is defined to be the net by hour transaction. Revenue is recognized when the performance obligation for these energy sales transactions is satisfied, when the sale occurs and the energy is transferred to the customer. For sales of natural gas, transportation, and natural gas pipeline capacity to third party marketers, revenue is recognized when the performance obligation is satisfied at the point in time the sale occurs and the natural gas or related product is transferred to the marketer. RECs are sold to various counterparties, and revenue is recognized when the performance obligation is satisfied upon transfer of title to the customer through the New England Power Pool Generation Information System.

Other Revenue from Contracts with Customers: Other revenue from contracts with customers primarily includes property rentals that are not deemed leases. These revenues are generally recognized on a straight-line basis over time as the service is provided to the customer.

Reserve for Revenue Subject to Refund: Current base rates include an estimate of income taxes, which was based on the U.S. federal corporate income tax rate in effect at the time of the rate proceeding. In the first quarter of 2018, Eversource established a reserve of $26.0 million, recorded as a reduction to revenue, to reflect the difference between the 35 percent federal corporate income tax rate included in rates charged to customers and the 21 percent federal income tax rate, effective January 1, 2018 as a result of the Tax Cuts and Jobs Act. Eversource will refund these amounts to customers through various rate mechanisms in the future. Effective February 1, 2018, NSTAR Electric's base rates charged to customers have been adjusted to reflect the new federal income tax rate, and effective May 1, 2018, CL&P's rates charged to customers reflect the new income tax rate.

Alternative Revenue Programs: In accordance with accounting guidance for rate-regulated operations, certain of Eversource's utilities' rate making mechanisms qualify as alternative revenue programs ("ARPs") if they meet specified criteria, in which case revenues may be recognized prior to billing based on allowed levels of collection in rates. Eversource's utility companies recognize revenue and record a regulatory asset or liability once the condition or event allowing for the automatic adjustment of future rates occurs. ARP revenues include both the recognition of the deferral adjustment to ARP revenues, when the regulator-specified condition or event allowing for additional billing or refund has occurred, and an equal and offsetting reversal of the ARP deferral to revenues as those amounts are reflected in the price of service in subsequent periods.

Eversource’s ARPs include the revenue decoupling mechanism and annual reconciliation adjustment to transmission formula rates, described below.

•
Certain Eversource electric, natural gas and water companies, including CL&P and NSTAR Electric, have revenue decoupling mechanism approved by a regulatory commission ("decoupled companies"). Decoupled companies’ distribution revenues are not directly based on sales volumes. The decoupled companies reconcile their annual base distribution rate recovery to pre-established levels of baseline distribution delivery service revenues, with any difference between the allowed level of distribution revenue and the actual amount realized adjusted through subsequent rates.

•
The transmission formula rates provide for the annual reconciliation and recovery or refund of estimated costs to actual costs.  The financial impacts of differences between actual and estimated costs are deferred for future recovery from, or refund to, transmission customers.  This transmission deferral reconciles billed transmission revenues to the revenue requirement for our transmission businesses.

Other Revenues: Other Revenues include certain fees charged to customers and lease revenue that are not considered revenue from contracts with customers.

Intercompany Eliminations: Intercompany eliminations are primarily related to the Eversource electric transmission revenues that are derived from ISO-NE regional transmission charges to the distribution businesses of CL&P, NSTAR Electric and PSNH that recover the costs of the wholesale transmission business and revenues from Eversource's service company. Intercompany revenues and expenses between the Eversource wholesale transmission businesses and the Eversource distribution businesses and from Eversource's service company are eliminated in consolidation and included in "Eliminations" in the table above.

Receivables: Receivables, Net on the balance sheet include trade receivables from our retail customers and receivables arising from ISO-NE billing related to wholesale transmission contracts and wholesale market transactions, sales of natural gas and capacity to marketers, sales of RECs, and property rentals. In general, retail tariff customers and wholesale transmission customers are billed monthly and the payment terms are generally due and payable upon receipt of the bill.

Unbilled Revenues on the balance sheet represent estimated amounts due from retail customers for electricity, natural gas or water delivered to customers but not yet billed. The utility company has satisfied its performance obligation and the customer has received and consumed the commodity as of the balance sheet date, and therefore, the utility company records revenue for those services in the period the services were provided. Only the passage of time is required before the company is entitled to payment for the satisfaction of the performance obligation. Payment from customers is due monthly as services are rendered and amounts are billed. Actual amounts billed to customers when meter readings become available may vary from the estimated amount.

Unbilled revenues are recognized by allocating estimated unbilled sales volumes to the respective customer classes, and then applying an estimated rate by customer class to those sales volumes. Unbilled revenue estimates reflect seasonality, weather, customer usage patterns, customer rates in effect for customer classes, and the timing of customer billing. The companies that have a decoupling mechanism record a regulatory deferral to reflect the actual allowed amount of revenue associated with their respective decoupled distribution rate design.

Practical Expedients: Eversource has elected practical expedients in the accounting guidance that allow the company to record revenue in the amount that the company has a right to invoice, if that amount corresponds directly with the value to the customer of the company's performance to date, and not to disclose related unsatisfied performance obligations. Retail and wholesale transmission tariff sales fall into this category, as these sales are recognized as revenue in the period the utility provides the service and completes the performance obligation, which is the same as the monthly amount billed to customers. There are no other material revenue streams for which Eversource has unsatisfied performance obligations.

16.    SEGMENT INFORMATION

Presentation:  Eversource is organized among the Electric Distribution, Electric Transmission, Natural Gas Distribution and Water Distribution reportable segments and Other based on a combination of factors, including the characteristics of each segments' services, the sources of operating revenues and expenses and the regulatory environment in which each segment operates.  These reportable segments represent substantially all of Eversource's total consolidated revenues.  Revenues from the sale of electricity, natural gas and water primarily are derived from residential, commercial and industrial customers and are not dependent on any single customer.  The Electric Distribution reportable segment includes the results of PSNH's generation facilities and NSTAR Electric's solar power facilities. Eversource's reportable segments are determined based upon the level at which Eversource's chief operating decision maker assesses performance and makes decisions about the allocation of company resources. On December 4, 2017, Eversource acquired Aquarion, which was considered to be a new operating segment, water distribution. Though the water distribution segment does not meet quantitative thresholds under the segment reporting accounting guidance, based on qualitative factors including the nature of the water distribution business, Water Distribution was deemed a reportable segment beginning in the first quarter of 2018.

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

Eversource's segment information is as follows:

	For the Three Months Ended March 31, 2018 (1)
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$1,754.6	$424.9	$305.0	$44.6	$230.9	$(472.0)	$2,288.0
Depreciation and Amortization	(144.4)	(26.4)	(56.6)	(10.7)	(12.0)	0.6	(249.5)
Other Operating Expenses	(1,443.5)	(312.6)	(83.2)	(23.9)	(204.7)	471.9	(1,596.0)
Operating Income	$166.7	$85.9	$165.2	$10.0	$14.2	$0.5	$442.5
Interest Expense	$(47.4)	$(11.1)	$(29.7)	$(8.4)	$(31.9)	$7.4	$(121.1)
Other Income, Net	19.6	2.0	8.0	(0.6)	360.1	(355.3)	33.8
Net Income Attributable to Common Shareholders	104.2	57.8	107.4	1.5	346.0	(347.4)	269.5
Cash Flows Used for Investments in Plant	236.0	70.4	239.2	19.0	42.7	—	607.3

	For the Three Months Ended March 31, 2017
Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
Operating Revenues	$1,401.1	$403.6	$316.9	$—	$236.3	$(252.8)	$2,105.1
Depreciation and Amortization	(129.8)	(21.7)	(50.6)	—	(9.2)	0.5	(210.8)
Other Operating Expenses	(1,048.9)	(290.2)	(90.2)	—	(216.8)	252.8	(1,393.3)
Operating Income	$222.4	$91.7	$176.1	$—	$10.3	$0.5	$501.0
Interest Expense	$(48.2)	$(10.6)	$(28.1)	$—	$(19.7)	$3.2	$(103.4)
Other Income, Net	12.0	0.9	5.1	—	329.1	(325.5)	21.6
Net Income Attributable to Common Shareholders	114.1	50.8	94.2	—	322.2	(321.8)	259.5
Cash Flows Used for Investments in Plant	236.2	64.5	192.6	—	30.3	—	523.6

(1)
Effective January 1, 2018, upon implementation of the new revenue accounting guidance, the electric distribution segment is presented gross and intercompany transmission billings are presented in the eliminations column, as Eversource believes that the electric distribution segment acts as a principal, rather than an agent, in its contracts with retail customers. Retail customers contract directly with the electric distribution utility and do not differentiate between distribution and transmission services. Therefore, the electric distribution segment revenues, which are derived from retail customer billings, are presented gross of the eliminations. Prior to 2018, the electric distribution segment presented intercompany electric transmission billings net, based on indicators of net presentation prior to the new revenue guidance.  See Note 15, "Revenues," regarding accounting for revenues.

The following table summarizes Eversource's segmented total assets:

Eversource (Millions of Dollars)	Electric Distribution	Natural Gas Distribution	Electric Transmission	Water Distribution	Other	Eliminations	Total
As of March 31, 2018	$21,167.9	$3,636.8	$9,833.2	$2,487.9	$16,586.5	$(16,672.3)	$37,040.0
As of December 31, 2017	19,250.4	3,595.2	9,401.2	2,470.0	15,933.8	(14,430.2)	36,220.4

17.     ACQUISITION OF AQUARION

On December 4, 2017, Eversource acquired Aquarion from Macquarie Infrastructure Partners for $1.675 billion, a purchase price consisting of approximately $880 million in cash and $795 million of assumed Aquarion debt. Aquarion is a holding company primarily engaged, through its three separate regulated water utility subsidiaries, in the water collection, treatment and distribution business, and operates in Connecticut, Massachusetts and New Hampshire. These regulated utilities collect, treat and distribute water to residential, commercial and industrial customers, to other utilities for resale, and for private and municipal fire protection. Aquarion and its subsidiaries became wholly-owned subsidiaries of Eversource, and Eversource's consolidated financial information includes Aquarion and its subsidiaries' activity beginning December 4, 2017.

The approximate $880 million cash purchase price included the $745 million equity purchase price and a $135 million shareholder loan, paid at closing.

Purchase Price Allocation: The purchase price allocation reflects a measurement period adjustment recorded as of March 31, 2018 to revise the fair value of Aquarion's regulated debt. The $7.9 million increase to the fair value of Long-Term Debt and corresponding increase to Regulatory Assets, included within Other Noncurrent Assets, excluding Goodwill in the table below, will be amortized over the life of the related debt.

The preliminary allocation of the cash purchase price is as follows:

(Millions of Dollars)
Current Assets	$41.2
PP&E	1,034.9
Goodwill	907.9
Other Noncurrent Assets, excluding Goodwill	215.5
Current Liabilities	(121.9)
Noncurrent Liabilities	(421.6)
Long-Term Debt	(778.3)
Total Cash Purchase Price	$877.7

EVERSOURCE ENERGY AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related combined notes included in this combined Quarterly Report on Form 10-Q, as well as the Eversource 2017 Form 10-K.  References in this combined Quarterly Report on Form 10-Q to "Eversource," the "Company," "we," "us," and "our" refer to Eversource Energy and its consolidated subsidiaries.  All per-share amounts are reported on a diluted basis.  The unaudited condensed consolidated financial statements of Eversource, NSTAR Electric and PSNH and the unaudited condensed financial statements of CL&P are herein collectively referred to as the "financial statements."

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

From time to time, we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, assumptions of future events, future financial performance or growth and other statements that are not historical facts.  These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  You can generally identify our forward-looking statements through the use of words or phrases such as "estimate," "expect," "anticipate," "intend," "plan," "project," "believe," "forecast," "should," "could," and other similar expressions.  Forward-looking statements are based on the current expectations, estimates, assumptions or projections of management and are not guarantees of future performance.  These expectations, estimates, assumptions or projections may vary materially from actual results.  Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause our actual results to differ materially from those contained in our forward-looking statements, including, but not limited to:

•	cyberattacks or breaches, including those resulting in the compromise of the confidentiality of our proprietary information and the personal information of our customers,

•	acts of war or terrorism, physical attacks or grid disturbances that may damage and disrupt our transmission and distribution systems,

•	ability or inability to commence and complete our major strategic development projects and opportunities,

•	actions or inaction of local, state and federal regulatory, public policy and taxing bodies,

•	substandard performance of third-party suppliers and service providers,

•	fluctuations in weather patterns, including extreme weather due to climate change,

•	changes in business conditions, which could include disruptive technology related to our current or future business model,

•	increased conservation measures of customers and development of alternative energy sources,

•	contamination of or disruption in our water supplies,

•	changes in economic conditions, including impact on interest rates, tax policies, and customer demand and payment ability,

•	changes in levels or timing of capital expenditures,

•	disruptions in the capital markets or other events that make our access to necessary capital more difficult or costly,

•	changes in laws, regulations or regulatory policy, including compliance with environmental laws and regulations,

•	changes in accounting standards and financial reporting regulations,

•	actions of rating agencies, and

•	other presently unknown or unforeseen factors.

Other risk factors are detailed in our reports filed with the SEC and updated as necessary, and we encourage you to consult such disclosures.

All such factors are difficult to predict and contain uncertainties that may materially affect our actual results, many of which are beyond our control.  You should not place undue reliance on the forward-looking statements, as each speaks only as of the date on which such statement is made, and, except as required by federal securities laws, we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time and it is not possible for us to predict all of such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. For more information, see Item 1A, Risk Factors, included in this combined Quarterly Report on Form 10-Q and in Eversource's 2017 combined Annual Report on Form 10-K.  This combined Quarterly Report on Form 10-Q and Eversource's 2017 combined Annual Report on Form 10-K also describe material contingencies and critical accounting policies in the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations and Combined Notes to Financial Statements.  We encourage you to review these items.

Financial Condition and Business Analysis

Executive Summary

The following items in this executive summary are explained in more detail in this combined Quarterly Report on Form 10-Q:

Results:

•	We earned $269.5 million, or $0.85 per share, in the first quarter of 2018, compared with $259.5 million, or $0.82 per share, in the first quarter of 2017.

•
Our electric distribution segment earned $104.2 million, or $0.33 per share, in the first quarter of 2018, compared with $114.1 million, or $0.36 per share, in the first quarter of 2017.  Our electric transmission segment earned $107.4 million, or $0.34 per share, in the first quarter of 2018, compared with $94.2 million, or $0.30 per share, in the first quarter of 2017.  Our natural gas distribution segment earned $57.8 million, or $0.18 per share, in the first quarter of 2018, compared with $50.8 million, or $0.16 per share, in the first quarter of 2017.  Our water distribution segment earned $1.5 million in the first quarter of 2018.

•	Eversource parent and other companies had a net loss of $1.4 million in the first quarter of 2018, compared with earnings of $0.4 million in the first quarter of 2017.

Liquidity:

•
Cash flows provided by operating activities totaled $177.7 million in the first quarter of 2018, compared with $445.3 million in the first quarter of 2017.  Investments in property, plant and equipment totaled $607.3 million in the first quarter of 2018, compared with $523.6 million in the first quarter of 2017.  Cash and cash equivalents totaled $303.8 million as of March 31, 2018, compared with $38.2 million as of December 31, 2017.

•
In the first quarter of 2018, we issued $1.15 billion of new long-term debt, consisting of $650 million by Eversource parent and $500 million by CL&P. Proceeds from these new issuances were used primarily to repay short-term borrowings and repay long-term debt at maturity. In the first quarter of 2018, Eversource repaid, at maturity, $150 million of previously issued long-term debt at Eversource parent.

•
On February 7, 2018, our Board of Trustees approved a common share dividend payment of $0.505 per share, which was paid on March 30, 2018 to shareholders of record as of March 6, 2018. On May 2, 2018, our Board of Trustees approved a common share dividend payment of $0.505 per share, payable on June 29, 2018, to shareholders of record as of May 24, 2018.

Strategic, Legislative, Regulatory, Policy and Other Items:

•
On March 30, 2018, the NHSEC released its written decision to deny Northern Pass’ siting application. NPT reviewed the written decision and filed a motion for rehearing with the NHSEC on April 27, 2018. On March 28, 2018, based on the NHSEC’s oral decision on February 1, 2018, the Massachusetts EDCs, in coordination with the DOER and an independent evaluator, notified Northern Pass that the EDCs had terminated its conditional selection and all contract negotiations.

•
On April 2, 2018, Bay State Wind submitted to DEEP its proposal, called Constitution Wind, to deliver approximately 200 MW of energy through the development of an offshore wind project in the Bay State Wind lease area, which is incremental to the projects proposed in the Massachusetts RFP.

•
On March 27, 2018, the FERC ALJ issued an initial decision in the fourth complaint, finding that the current base ROE of 10.57 percent, which has an incentive cap ROE of 11.74 percent, is not unjust and not unreasonable.

•
On April 18, 2018, PURA approved the CL&P distribution rate case settlement agreement, which included, among other things, rate increases of $64.3 million, $31.1 million, and $29.2 million, effective May 1, 2018, 2019, and 2020, respectively, an authorized regulatory ROE of 9.25 percent, 53 percent common equity in CL&P's capital structure, and a new capital tracker for capital expenditures and for capital additions for system resiliency and grid modernization. In addition, the rates charged to customers were adjusted to reflect the impacts of a lower federal income tax rate from the Tax Cuts and Jobs Act.

Overview

Consolidated:  Below is a summary of our earnings by business, which also reconciles the non-GAAP financial measure of EPS by business to the most directly comparable GAAP measure of diluted EPS, for the first quarter of 2018 and 2017.

	For the Three Months Ended March 31,
	2018		2017
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share
Net Income Attributable to Common Shareholders (GAAP)	$269.5	$0.85	$259.5	$0.82
Regulated Companies	$270.9	$0.85	$259.1	$0.82
Eversource Parent and Other Companies	(1.4)	—	0.4	—
Net Income Attributable to Common Shareholders (GAAP)	$269.5	$0.85	$259.5	$0.82

Regulated Companies:  Our regulated companies comprise the electric distribution (including PSNH's remaining hydroelectric generation facilities and NSTAR Electric's solar power facilities), electric transmission, natural gas distribution and water distribution segments. A summary of our segment earnings and EPS is as follows:

	For the Three Months Ended March 31,
	2018		2017
(Millions of Dollars, Except Per Share Amounts)	Amount	Per Share	Amount	Per Share
Electric Distribution	$104.2	$0.33	$114.1	$0.36
Electric Transmission	107.4	0.34	94.2	0.30
Natural Gas Distribution	57.8	0.18	50.8	0.16
Water Distribution	1.5	—	N/A	N/A
Net Income - Regulated Companies	$270.9	$0.85	$259.1	$0.82

Our electric distribution segment earnings decreased $9.9 million in the first quarter of 2018, as compared to the first quarter of 2017, due primarily to lower generation earnings due to the sale of PSNH's thermal generation assets on January 10, 2018, higher non-tracked operations and maintenance expense, higher depreciation expense, and higher property tax expense. The earnings decrease was partially offset by a lower effective tax rate resulting from the Tax Cuts and Jobs Act.

Our electric transmission segment earnings increased $13.2 million in the first quarter of 2018, as compared to the first quarter of 2017, due primarily to a higher transmission rate base as a result of our continued investment in our transmission infrastructure.

Our natural gas distribution segment earnings increased $7.0 million in the first quarter of 2018, as compared to the first quarter of 2017, due primarily to an increase in sales volumes and demand revenues driven by colder January weather in Connecticut in 2018, as compared to the same period in 2017, as well as growth in new customer base, and a lower effective tax rate resulting from the Tax Cuts and Jobs Act, partially offset by higher operations and maintenance expense.

Our first quarter of 2018 water distribution segment results reflect the earnings of the Aquarion water distribution business, which was acquired on December 4, 2017.

Eversource Parent and Other Companies:  Eversource parent and other companies had a net loss of $1.4 million in the first quarter of 2018, compared with earnings of $0.4 million in the first quarter of 2017.  The decrease in earnings was due primarily to higher interest expense, partially offset by a lower effective tax rate resulting from the Tax Cuts and Jobs Act.

Electric, Natural Gas and Water Sales Volumes:  Weather, fluctuations in energy supply costs, conservation measures (including utility-sponsored energy efficiency programs), and economic conditions affect customer energy usage and water consumption.  Industrial sales volumes are less sensitive to temperature variations than residential and commercial sales volumes.  In our service territories, weather impacts both electric and water sales volumes during the summer and both electric and natural gas sales volumes during the winter; however, natural gas sales volumes are more sensitive to temperature variations than are electric sales volumes.  Customer heating or cooling usage may not directly correlate with historical levels or with the level of degree-days that occur.

Fluctuations in retail electric sales volumes at PSNH impact earnings ("Traditional" in the table below).  For CL&P and NSTAR Electric (effective February 1, 2018, as a result of the DPU-approved rate case decision), fluctuations in retail electric sales volumes do not impact earnings due to their respective regulatory commission approved distribution revenue decoupling mechanisms ("Decoupled" in the table below).  These distribution revenues are decoupled from their customer sales volumes, which breaks the relationship between sales volumes and revenues recognized.  For further information on NSTAR Electric's rate case, See "Regulatory Developments and Rate Matters - Massachusetts - NSTAR Electric Distribution Rate Case Decision" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

CL&P and NSTAR Electric reconcile their annual base distribution rate recovery amounts to their respective pre-established levels of baseline distribution delivery service revenues of approximately $1.1 billion (effective May 1, 2018) and $947 million, respectively. Any difference between the allowed level of distribution revenue and the actual amount realized during a 12-month period is adjusted through rates in the following period.

Fluctuations in natural gas sales volumes in Connecticut impact earnings ("Traditional" in the table below). In Massachusetts, fluctuations in natural gas sales volumes do not impact earnings due to the DPU-approved natural gas distribution revenue decoupling mechanism approved in the last NSTAR Gas rate case decision ("Decoupled" in the table below).  These distribution revenues are decoupled from their customer sales volumes, which breaks the relationship between sales volumes and revenues recognized.

Fluctuations in water sales volumes largely do not impact earnings as our Connecticut water distribution business is decoupled.

A summary of our retail electric GWh sales volumes, our firm natural gas MMcf sales volumes, and our water MG sales volumes, and percentage changes, is as follows:

	For the Three Months Ended March 31, 2018 Compared to 2017
	Electric			Firm Natural Gas			Water
	Sales Volumes (GWh)		Percentage Increase/ (Decrease)	Sales Volumes (MMcf)		Percentage Increase/ (Decrease)	Sales Volumes (MG)		Percentage Increase/ (Decrease)
	2018	2017 (1)		2018	2017		2018	2017 (2)
Traditional:
Residential	1,543	1,404	9.9%	7,429	7,093	4.7%	313	285	9.8%
Commercial	1,908	1,881	1.4%	9,000	8,409	7.0%	92	85	8.2%
Industrial	396	415	(4.6)%	4,044	3,403	18.8%	62	62	—%
Total – Traditional	3,847	3,700	4.0%	20,473	18,905	8.3%	467	432	8.1%

Decoupled:
Residential	4,097	4,020	1.9%	10,773	10,185	5.8%	2,926	2,986	(2.0)%
Commercial	4,484	4,649	(3.5)%	9,460	9,130	3.6%	1,204	1,218	(1.1)%
Industrial	793	803	(1.2)%	1,640	1,709	(4.0)%	227	237	(4.2)%
Total – Decoupled	9,374	9,472	(1.0)%	21,873	21,024	4.0%	4,357	4,441	(1.9)%
Special Contracts (3)	N/A	N/A	N/A	833	1,217	(31.6)%	N/A	N/A	N/A
Total - Decoupled and Special Contracts	9,374	9,472	(1.0)%	22,706	22,241	2.1%	4,357	4,441	(1.9)%
Total Sales Volumes	13,221	13,172	0.4%	43,179	41,146	4.9%	4,824	4,873	(1.0)%

(1)
In 2017 and in the month of January 2018, NSTAR Electric operated under two different rate structures (traditional and decoupled) based on its service territory geography. Effective February 1, 2018, NSTAR Electric operated entirely under a decoupled rate structure. The 2017 sales volumes for NSTAR Electric have been recast to present January 2017 as traditional and February through March 2017 as decoupled, to conform to the 2018 presentation for comparative purposes.

(2)	Eversource acquired its water distribution business on December 4, 2017. Prior year sales volumes have been presented for comparative purposes.

(3)
Special contracts are unique to Yankee Gas natural gas distribution customers who take service under such an arrangement and generally specify the amount of distribution revenue to be paid to Yankee Gas regardless of the customers' usage.

Retail electric sales volumes at our electric utilities with a traditional rate structure were higher in the first quarter of 2018, as compared to the first quarter of 2017, due primarily to colder weather in January 2018, which was partially offset by milder weather in February and March of 2018, as compared to the same periods in 2017. Heating degree days in January of 2018 were 21.7 percent higher in the Boston metropolitan, and for the first quarter of 2018 were 1.2 percent higher in New Hampshire, as compared to the same periods in 2017.

On January 28, 2016, the DPU approved a three-year energy efficiency plan for NSTAR Electric in Massachusetts, which included recovery of LBR in its eastern Massachusetts service territory until LBR was covered under a decoupled rate structure, which occurred on February 1, 2018.  NSTAR Electric recognized LBR of $6.0 million in January 2018, compared to $17.2 million in the first quarter of 2017, and no longer has an LBR mechanism effective February 1, 2018.

Our firm natural gas sales volumes are subject to many of the same influences as our retail electric sales volumes. In addition, they have benefited from customer growth at both of our natural gas distribution companies.  Consolidated firm natural gas sales volumes were higher in the first quarter of 2018, as compared to the first quarter of 2017, due primarily to colder weather in January 2018. Heating degree days for the first quarter of 2018 were 2.3 percent higher in Connecticut, as compared to the same period in 2017.

Liquidity

Consolidated:  Cash and cash equivalents totaled $303.8 million as of March 31, 2018, compared with $38.2 million as of December 31, 2017. The increase in Cash and cash equivalents was due to the CL&P $500 million long-term debt issuance on March 28, 2018 that was primarily used to redeem $300 million of long-term debt that matured on May 1, 2018.

Long-Term Debt: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Issue Date	Issuances/(Repayments)	Maturity Date	Use of Proceeds
CL&P:
4.00% 2018 Series A First Mortgage Bonds	March 2018	$500.0	2048	Repay long-term debt due to mature in 2018 and repay short-term borrowings
5.65% 2008 Series A First Mortgage Bonds (1)	May 2008	(300.0)	2018	N/A
PSNH:
6.00% 2008 Series O First Mortgage Bonds (1)	May 2008	(110.0)	2018	N/A
Eversource Parent:
2.50% Series I Senior Notes (2)	January 2018	200.0	2021	Repay long-term debt due to mature in 2018 and repay short-term borrowings
3.30% Series M Senior Notes	January 2018	450.0	2028	Repay long-term debt due to mature in 2018
1.60% Series G Senior Notes (3)	January 2015	(150.0)	2018	N/A
1.45% Series E Senior Notes (1)	May 2013	(300.0)	2018	N/A

(1) Represents a repayment at maturity paid on May 1, 2018.
(2) These notes are part of the same series issued by Eversource parent in March 2016. The aggregate outstanding principal amount for these notes is now $450 million.
(3) Represents a repayment at maturity paid on January 15, 2018.

Commercial Paper Programs and Credit Agreements: Eversource parent has a $1.45 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt.  Eversource parent, CL&P, PSNH, NSTAR Gas and Yankee Gas are also parties to a five-year $1.45 billion revolving credit facility. The revolving credit facility terminates on December 8, 2022 and serves to backstop Eversource parent's $1.45 billion commercial paper program.

NSTAR Electric has a $650 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. NSTAR Electric is also a party to a five-year $650 million revolving credit facility. The revolving credit facility terminates on December 8, 2022 and serves to backstop NSTAR Electric's $650 million commercial paper program.

There were no borrowings outstanding on either the Eversource parent or NSTAR Electric revolving credit facilities as of March 31, 2018 or December 31, 2017. Eversource's water distribution business has a $100 million revolving credit facility, which expires on August 19, 2019, and there were no amounts outstanding as of March 31, 2018 and $76.0 million outstanding as of December 31, 2017.

The amount of borrowings outstanding and available under the commercial paper programs were as follows:

	Borrowings Outstanding as of		Available Borrowing Capacity as of		Weighted-Average Interest Rate as of
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
(Millions of Dollars)
Eversource Parent Commercial Paper Program	$682.3	$979.3	$767.7	$470.7	2.31%	1.86%
NSTAR Electric Commercial Paper Program	367.0	234.0	283.0	416.0	1.75%	1.55%

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

As of March 31, 2018, there were no intercompany loans from Eversource parent to CL&P and $271.3 million to PSNH. Intercompany loans from Eversource parent to other Eversource subsidiaries primarily included $276.3 million to Eversource Service as of March 31, 2018. As of December 31, 2017, there were intercompany loans from Eversource parent of $69.5 million to CL&P and $262.9 million to PSNH.  Intercompany loans from Eversource parent to other Eversource subsidiaries primarily included $115.9 million to Eversource Service and $198.0 million to NSTAR Gas as of December 31, 2017. These intercompany loans from Eversource parent are included in Notes Payable to Eversource Parent and are classified in current liabilities on the respective subsidiary's balance sheets. Intercompany loans from Eversource parent are eliminated in consolidation on Eversource's balance sheets.

Cash Flows:  Cash flows provided by operating activities totaled $177.7 million in the first quarter of 2018, compared with $445.3 million in the first quarter of 2017. The decrease in operating cash flows was due primarily to an increase of $125.5 million in Pension and PBOP Plan cash contributions made in 2018, as compared to 2017, cash payments made for storm restoration costs of approximately $70 million, the timing of collections of accounts receivable, and the change in income tax payments. Partially offsetting these decreases was the timing of regulatory recoveries.

On February 7, 2018, our Board of Trustees approved a common share dividend payment of $0.505 per share, which was paid on March 30, 2018 to shareholders of record as of March 6, 2018. In the first quarter of 2018, we paid cash dividends of $160.0 million, compared with $150.5 million in the first quarter of 2017. On May 2, 2018, our Board of Trustees approved a common share dividend payment of $0.505 per share, payable on June 29, 2018, to shareholders of record as of May 24, 2018.

In the first quarter of 2018, CL&P, NSTAR Electric and PSNH paid $60.0 million, $161.0 million, and $150.0 million, respectively, in common stock dividends to Eversource parent.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized portions of pension and PBOP expense.  In the first quarter of 2018, investments for Eversource, CL&P, NSTAR Electric, and PSNH were $607.3 million, $202.1 million, $192.0 million, and $72.3 million respectively.

Business Development and Capital Expenditures

Our consolidated capital expenditures, including amounts incurred but not paid, cost of removal, AFUDC, and the capitalized portions of pension and PBOP expense (all of which are non-cash factors), totaled $496.2 million in the first quarter of 2018, compared to $446.4 million in the first quarter of 2017.  These amounts included $30.9 million and $21.5 million in the first quarter of 2018 and 2017, respectively, related to information technology and facilities upgrades and enhancements, primarily at Eversource Service and The Rocky River Realty Company.

Offshore Wind Projects: Bay State Wind is a proposed offshore wind project being jointly developed by Eversource and Denmark-based Ørsted. Bay State Wind will be located in a 300-square-mile area of the Atlantic Ocean approximately 25 miles off the coast of Massachusetts that has the ultimate potential to generate at least 2,000 MW of clean, renewable energy. Eversource and Ørsted each hold a 50 percent ownership interest in Bay State Wind.

In August 2016, Massachusetts passed clean energy legislation that requires EDCs to jointly solicit RFPs and enter into long-term contracts for offshore wind, creating RFP opportunities for projects like Bay State Wind. On June 29, 2017, the Massachusetts RFP was issued, seeking bids for a minimum of 400 MW of offshore wind capacity. The RFP stated that bids of up to 800 MW would be considered, provided they demonstrated significant net economic benefits to customers. On December 20, 2017, Bay State Wind submitted two proposals, one for 400 MW and the other for 800 MW, in response to the Massachusetts clean energy RFP. On April 17, 2018, in response to a request to update pricing as a result of the Tax Cuts and Jobs Act, Bay State Wind submitted a revised pricing proposal reflecting those impacts.

On January 31, 2018, DEEP issued a RFP seeking proposals for certain Class I energy sources. This RFP included a call for proposals providing up to 825,000 MWh per year (approximately 200 MW) of offshore wind energy. On April 2, 2018, Bay State Wind submitted to DEEP its proposal, called Constitution Wind, to deliver approximately 200 MW of energy through the development of an offshore wind project in the Bay State Wind lease area, which is incremental to the projects proposed in the Massachusetts RFP.

For more information regarding the clean energy legislation, see "Regulatory Developments and Rate Matters – Connecticut – Clean Energy RFP" and "Regulatory Developments and Rate Matters – Massachusetts – Massachusetts RFPs" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Electric Transmission Business:

Our consolidated electric transmission business capital expenditures increased by $31.3 million in the first quarter of 2018, as compared to the first quarter of 2017.  A summary of electric transmission capital expenditures by company is as follows:

	For the Three Months Ended March 31,
(Millions of Dollars)	2018	2017
CL&P	$101.1	$79.9
NSTAR Electric	53.7	57.8
PSNH	33.4	21.6
NPT	12.1	9.7
Total Electric Transmission Segment	$200.3	$169.0

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

On January 25, 2018, Northern Pass was selected from the 46 proposals submitted as the winning bidder in the Massachusetts clean energy request for proposal ("RFP"), which successfully positioned Northern Pass to provide a firm delivery of hydropower to Massachusetts.  On February 1, 2018, the NHSEC voted to deny Northern Pass’ siting application. On March 30, 2018, the NHSEC released its written decision confirming this denial. NPT reviewed the written decision and filed a motion for rehearing with the NHSEC on April 27, 2018. On March 28, 2018, the Massachusetts EDCs, in coordination with the DOER and an independent evaluator, notified Northern Pass that the EDCs had terminated its conditional selection and all contract negotiations.

As of March 31, 2018, we had approximately $289 million in capitalized costs associated with Northern Pass. The NHSEC decision denying Northern Pass' siting application caused us to review the recoverability of our Northern Pass project costs. In this recoverability review, we estimated undiscounted expected project cash flows and compared the result to our estimated project costs to determine whether the recorded amount is recoverable. Our undiscounted cash flows were substantially in excess of our estimated project costs. We completed this analysis and concluded that our project costs are recoverable based on our expectation that the Northern Pass project remains probable of being placed in service.

Consistent with Eversource’s and HQ’s long-term relationship to bring clean energy into New England, Eversource and HQ remain committed to Northern Pass and the many benefits this project will bring to our customers and the region. If as a result of future events and changes in circumstances a new recoverability review were to conclude that our project costs are not recoverable, then we would reduce Northern Pass project costs to the estimated fair value, which could result in most of our $289 million of capitalized project costs being written off. Such a write off could have a material adverse effect on our financial position and results of operations.

For more information regarding the Massachusetts clean energy RFP, see "Regulatory Developments and Rate Matters - Massachusetts -Massachusetts RFPs" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Greater Boston Reliability Solution: In February 2015, ISO-NE selected the Greater Boston and New Hampshire Solution (the "Solution"), proposed by Eversource and National Grid, to satisfy the requirements identified in the Greater Boston study.  The Solution consists of a portfolio of electric transmission upgrades in southern New Hampshire and northern Massachusetts and continuing into the greater Boston metropolitan area, of which 28 upgrades are in Eversource's service territory. The NHSEC issued its written order approving the New Hampshire upgrades on October 4, 2016. All of the New Hampshire upgrades, including the Merrimack Valley Reliability Project, have been completed and placed in service.  We are currently pursuing the necessary regulatory and siting application approvals in Massachusetts. To date, we have received approval for four of these projects from the Massachusetts Energy Facilities Siting Board. Construction has also begun on multiple smaller projects, several of which have been placed in service. All upgrades are expected to be completed by the end of 2019.  We estimate our portion of the investment in the Solution will be approximately $560 million, of which $254.1 million has been capitalized through March 31, 2018.

GHCC:   The Greater Hartford Central Connecticut ("GHCC") projects, which have been approved by ISO-NE, consist of 27 projects with an expected investment of approximately $350 million that are expected to be placed in service through 2019.  As of March 31, 2018, 18 projects have been placed in service, and six projects are in active construction.  As of March 31, 2018, CL&P had capitalized $216.0 million in costs associated with GHCC.

Seacoast Reliability Project:  On April 12, 2016, PSNH filed a siting application with the NHSEC for the Seacoast Reliability Project, a 13-mile, 115kV transmission line within several New Hampshire communities, which proposes to use a combination of overhead, underground and underwater line design to help meet the growing demand for electricity in the Seacoast region.  In June 2016, the NHSEC accepted the application as complete. On February 28, 2018, the New Hampshire Department of Environmental Services issued a final decision and recommended approval of the application to the NHSEC. As a result, the NHSEC decision is expected in late 2018 or early 2019. This project is scheduled to be completed by the end of 2019.  We estimate the investment in this project to be approximately $84 million, of which PSNH had capitalized $25.5 million in costs through March 31, 2018.

Distribution Business:

A summary of distribution capital expenditures is as follows:

	For the Three Months Ended March 31,
(Millions of Dollars)	CL&P	NSTAR Electric	PSNH	Total Electric	Natural Gas	Water	Total
2018
Basic Business	$49.8	$38.7	$17.6	$106.1	$10.0	$2.2	$118.3
Aging Infrastructure	22.7	20.1	19.9	62.7	28.7	9.2	100.6
Load Growth and Other	13.3	2.7	3.6	19.6	4.7	0.4	24.7
Total Distribution	85.8	61.5	41.1	188.4	43.4	11.8	243.6
Generation	—	21.0	0.4	21.4	—	—	21.4
Total	$85.8	$82.5	$41.5	$209.8	$43.4	$11.8	$265.0

2017
Basic Business	$42.9	$35.3	$17.8	$96.0	$15.8	N/A	$111.8
Aging Infrastructure	40.6	18.9	19.4	78.9	29.0	N/A	107.9
Load Growth and Other	9.5	13.5	4.3	27.3	6.0	N/A	33.3
Total Distribution	93.0	67.7	41.5	202.2	50.8	N/A	253.0
Generation	—	0.6	2.3	2.9	—	N/A	2.9
Total	$93.0	$68.3	$43.8	$205.1	$50.8	N/A	$255.9

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

For the water distribution business, basic business addresses daily operational needs including periodic meter replacement, water main relocation, facility maintenance, and tools. Aging infrastructure relates to reliability and the replacement of water mains, regulators, storage tanks, pumping stations, wellfields, reservoirs, and treatment facilities. Load growth and other reflects growth in our territory including improvements to acquisitions, installation of new services, and interconnections of systems.

FERC Regulatory Matters

FERC ROE Complaints: Four separate complaints have been filed at the FERC by combinations of New England state attorneys general, state regulatory commissions, consumer advocates, consumer groups, municipal parties and other parties (collectively the "Complainants"). In each of the first three complaints, filed on October 1, 2011, December 27, 2012, and July 31, 2014, respectively, the Complainants challenged the NETOs' base ROE of 11.14 percent that had been utilized since 2005 and sought an order to reduce it prospectively from the date of the final FERC order and for the separate 15-month complaint periods.

The ROE billed during the period October 1, 2011 (beginning of the first complaint period) through October 15, 2014 consisted of a base ROE of 11.14 percent and incentives up to 13.1 percent. On October 16, 2014, the FERC set the base ROE at 10.57 percent and the maximum ROE for transmission incentive ("incentive cap") at 11.74 percent for the first complaint period. This was also effective for all prospective billings to customers beginning October 16, 2014. This FERC order was vacated on April 14, 2017 by the U.S. Court of Appeals for the D.C. Circuit (the "Court").

All amounts associated with the first complaint period have been refunded. Eversource has recorded a reserve of $39.1 million (pre-tax and excluding interest) for the second complaint period as of March 31, 2018. This reserve represents the difference between the billed rates during the second complaint period and a 10.57 percent base ROE and 11.74 percent incentive cap. The reserve consisted of $21.4 million for CL&P, $14.6 million for NSTAR Electric and $3.1 million for PSNH as of March 31, 2018.

In the fourth complaint, filed April 29, 2016, the Complainants challenged the NETOs' base ROE of 10.57 percent and the incentive cap of 11.74 percent, asserting that these ROEs were unjust and unreasonable. Hearings on the fourth complaint were held in December 2017 before the FERC Administrative Law Judge ("ALJ"). On March 27, 2018, the FERC ALJ issued an initial decision in that complaint, finding that the current base ROE of 10.57 percent, which has an incentive cap ROE of 11.74 percent, is not unjust and not unreasonable.

At this time, the Company cannot reasonably estimate a range of gain or loss for the complaint proceedings. No events in 2017 or 2018 provided a reasonable basis for a change to the reserve balance of $39.1 million (pre-tax and excluding interest) for the second complaint period, and the Company has not changed its reserve or recognized ROEs for any of the complaint periods. Eversource, CL&P, NSTAR Electric and PSNH currently record revenues at the 10.57 percent base ROE and incentive cap at 11.74 percent established in the October 16, 2014 FERC order.

At this time, the Company cannot predict the timing or ultimate effect of the Court decision or future FERC action on any of the complaint periods or the estimated impacts on the financial position, results of operations or cash flows of Eversource, CL&P, NSTAR Electric or PSNH.

The average impact of a 10 basis point change to the base ROE for each of the 15-month complaint periods would affect Eversource's after-tax earnings by approximately $3 million.

Regulatory Developments and Rate Matters

Electric, Natural Gas and Water Base Distribution Rates:

The regulated companies’ distribution rates are set by their respective state regulatory commissions, and their tariffs include mechanisms for periodically adjusting their rates for the recovery of specific incurred costs.  Other than as described below, for the first quarter of 2018, changes made to the regulated companies’ rates did not have a material impact on their earnings, financial position, or cash flows.  For further information, see "Financial Condition and Business Analysis – Regulatory Developments and Rate Matters" included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of the Eversource 2017 Form 10-K.

U.S. Federal Corporate Income Taxes:

On December 22, 2017, the Tax Cuts and Jobs Act became law, which amended existing federal tax rules and included numerous provisions that impacted corporations. In particular, this act reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. For our regulated companies, the most significant changes will be (1) the benefit of incurring a lower federal income tax expense, which we expect to be passed back to customers, and (2) the provisional regulated excess ADIT liabilities that we expect will benefit our customers in future periods, which were estimated to be approximately $2.9 billion and recognized as regulatory liabilities as of March 31, 2018.

We are currently working with our state regulatory commissions, who have opened investigations to examine the impact of this act on customer rates. As part of this regulatory process, each of our utility companies is quantifying, or has quantified, the refund amount being deferred in current rates and the excess ADIT, and is working on proposals with estimated timing to refund these amounts to customers, which will be, or have already been, submitted in filings to the state regulatory commissions. On March 15, 2018, the FERC issued a notice requesting comments from FERC-regulated utilities on whether and how the FERC should address changes in ADIT as a result of this act. Effective January 1, 2018, the transmission formula rates were updated to reflect the lower income tax expense that resulted from the act's reduction to the U.S. corporate federal income tax rate, which impacts only the revenue we currently bill customers, not the excess ADIT.

We will continue to evaluate the impacts of the Tax Cuts and Jobs Act on our statement of financial position, results of operations, and cash flows. The impacts will vary depending on the ultimate amount and timing of when certain income tax benefits will benefit our customers, and will vary by jurisdiction.

Major Storms:

A storm must meet certain criteria to qualify as a major storm with the criteria specific to each state jurisdiction and utility company. Once a storm qualifies as a major storm, all qualifying expenses incurred during storm restoration efforts are deferred and recovered from customers. In March 2018, several significant storms caused extensive damage to our electric distribution systems and significant customer outages across all three states, resulting in deferred storm restoration costs of approximately $156 million ($52 million for CL&P, $100 million for NSTAR Electric, and $4 million for PSNH). Management believes the storm restoration costs were prudent and meet the criteria for specific cost recovery in Connecticut, Massachusetts and New Hampshire, and that recovery from customers is probable through the applicable regulatory recovery process.

Connecticut:

CL&P Rate Case Settlement: On April 18, 2018, PURA approved the distribution rate case settlement agreement that was reached by CL&P, the Prosecutorial Unit of PURA, and the OCC on December 15, 2017, as amended on March 23, 2018. The distribution rate case settlement agreement included, among other things, rate increases of $64.3 million, $31.1 million, and $29.2 million, effective May 1, 2018, 2019, and 2020, respectively, an authorized regulatory ROE of 9.25 percent, 53 percent common equity in CL&P's capital structure, and a new capital tracker for capital expenditures and for capital additions for system resiliency and grid modernization. In addition, the rates charged to customers were adjusted to reflect the impacts of a lower federal income tax rate from the Tax Cuts and Jobs Act. Amounts related to the excess ADIT liabilities will be addressed in a separate proceeding. The settlement agreement also incorporated $18.6 million of rate base recovery for catastrophic storms occurring after December 31, 2016, subject to a future storm filing.

Clean Energy RFP: On January 31, 2018, pursuant to Section 8 of Public Act 13-303, "An Act Concerning Connecticut's Clean Energy Goals," as amended by Section 10 of Public Act 17-144, "An Act Promoting the Use of Fuel Cells for Electric Distribution System Benefits and Reliability and Amending Various Energy-Related Programs and Requirements," DEEP issued the Connecticut Clean Energy RFP, seeking bids from developers of qualified offshore wind, fuel cell and anaerobic digestion Class I resources. The maximum authorized procurement for qualified clean energy and RECs is 899,250 MWh per year, of which no more than 825,000 MWh per year may be provided by offshore wind, which in aggregate is the equivalent to the output of an approximate 200 MW facility. Energy deliveries under any resulting agreement must begin no earlier than July 1, 2019 and no later than December 31, 2025. The Connecticut EDC's, including CL&P, will be part of the evaluation team responsible for conducting an evaluation and ranking bids received.

On April 2, 2018, Eversource and Ørsted submitted a proposal to the DEEP to deliver approximately 200 MW of energy and RECs from Constitution Wind, an offshore wind project to be developed in the Bay State Wind lease area. Constitution Wind is incremental to the Bay State Wind project proposed in Massachusetts. Selection of the winning proposals will be announced in June 2018 with contract execution in the summer of 2018.

Massachusetts:

NSTAR Electric Distribution Rate Case Decision: On November 30, 2017, the DPU issued its decision in the NSTAR Electric distribution rate case, which approved an annual distribution rate increase of $37 million, with rates effective February 1, 2018.  On January 3, 2018, NSTAR Electric filed a motion to reflect a revenue requirement reduction of $56 million (due to the decrease in the federal corporate income tax rate, as part of the Tax Cuts and Jobs Act), resulting in an annual net decrease in rates of $19 million.  NSTAR Electric’s new rates took effect on February 1, 2018, following approval of NSTAR Electric’s compliance filing on February 2, 2018.  The DPU also approved, in part, NSTAR Electric's request for recalculation, resulting in an increase in the approved revenue requirement of $3.5 million, effective March 1, 2018.

In addition to its decision regarding rates, the DPU approved an authorized regulatory ROE of 10 percent, the establishment of a revenue decoupling rate mechanism for the portion of the NSTAR Electric business that did not previously have a decoupling mechanism, and the implementation of an inflation-based adjustment mechanism with a five-year stay-out until January 1, 2023. Among other items, the DPU approved the recovery of previously expensed merger-related costs over a 10-year period and the recovery of previously deferred storm costs with carrying charges at the prime rate, but disallowed certain property tax costs.

Massachusetts RFPs: On March 31, 2017, pursuant to a comprehensive energy law enacted in 2016, "An Act to Promote Energy Diversity," the Massachusetts EDCs, including NSTAR Electric, and the DOER issued a joint RFP for 9.45 terawatt hours of clean energy per year, such as hydropower, land-based wind or solar. The RFP sought proposals for long-term contracts of 15 to 20 years to provide the state's EDCs with clean energy generation with a submission due date on July 27, 2017.

On January 25, 2018, the Northern Pass project was selected from the 46 proposals submitted as a winning bidder. On February 1, 2018, the NHSEC voted to deny Northern Pass' siting application and on March 30, 2018, the NHSEC released its written decision confirming this denial. On March 28, 2018, the Massachusetts EDCs, in coordination with the DOER and an independent evaluator, notified Northern Pass that the EDCs had terminated its conditional selection and all contract negotiations. See "Business Development and Capital Expenditures - Northern Pass" in this Management's Discussion and Analysis of Financial Condition and Results of Operations, for more information.

On June 29, 2017, pursuant to the Act to Promote Energy Diversity, the Massachusetts EDCs, including NSTAR Electric, and the DOER issued a joint RFP for long-term contracts for offshore wind energy projects, seeking bids for a minimum of 400 MW of offshore wind capacity. The RFP stated that bids of up to 800 MW would be considered, provided they demonstrate significant net economic benefits to customers. On December 20, 2017, Bay State Wind submitted two proposals in response to the Massachusetts clean energy RFP to the EDCs. One proposal was for 400 MW and the other was for 800 MW. On April 17, 2018, in response to a request to update pricing as a result of the Tax Cuts and Jobs Act, Bay State Wind submitted a revised pricing proposal, reflecting those impacts. The selection of the winning proposals for further negotiation of power purchase agreements with the EDCs will be announced on May 23, 2018.

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

On January 10, 2018, PSNH completed the sale of its thermal generation assets, pursuant to the Agreement dated October 11, 2017. In accordance with the Purchase and Sale Agreement, the original purchase price of $175 million was adjusted to reflect working capital adjustments, closing date adjustments and proration of taxes and fees prior to closing, totaling $40.9 million, resulting in net proceeds of $134.1 million. PSNH expects to complete the sale of its hydroelectric generation facilities in the second quarter of 2018 at a sale price of $83 million, subject to adjustment.

Full recovery of the costs of PSNH's generation assets and transaction-related expenses is expected to occur through a combination of cash flows during the remaining operating period, sales proceeds, and recovery of stranded costs primarily via the issuance of bonds that will be secured by a non-bypassable charge billed to PSNH's customers. On May 1, 2018, PSNH priced approximately $636 million of securitized rate reduction bonds in multiple tranches with a weighted average interest rate of 3.66 percent.  These rate reduction bonds are expected to be issued on May 8, 2018.  The proceeds, net of issuance costs, are expected to be approximately $629 million.

Legislative and Policy Matters

New Hampshire: On January 11, 2018, the New Hampshire Supreme Court issued a decision that affirmed the lower court's October 2016 decision that the Town of Bow, New Hampshire had over-assessed the value of the property owned by PSNH for the 2012 and 2013 property tax years.  The result of this decision was that approximately $7.4 million in property taxes and interest was payable to PSNH. Of this amount, $6.9 million has been refunded to PSNH as of March 31, 2018 and the remainder will be received in the second half of 2018.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and, at times, difficult, subjective or complex judgments.  Changes in these estimates, assumptions and judgments, in and of themselves, could materially impact our financial position, results of operations or cash flows.  Our management communicates to and discusses with the Audit Committee of our Board of Trustees significant matters relating to critical accounting policies.  Our critical accounting policies that we believed were the most critical in nature were reported in the Eversource 2017 Form 10-K.  There have been no material changes with regard to these critical accounting policies.

Other Matters

Accounting Standards:  For information regarding new accounting standards, see Note 1B, "Summary of Significant Accounting Policies –Accounting Standards," to the financial statements.

Contractual Obligations and Commercial Commitments:  There have been no material contractual obligations identified and no material changes with regard to the contractual obligations and commercial commitments previously disclosed in the Eversource 2017 Form 10-K.

Web Site:  Additional financial information is available through our website at www.eversource.com.  We make available through our website a link to the SEC's EDGAR website (http://www.sec.gov/edgar/searchedgar/companysearch.html), at which site Eversource's, CL&P's, NSTAR Electric's and PSNH's combined Annual Reports on Form 10-K, combined Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports may be reviewed.  Information contained on the Company's website or that can be accessed through the website is not incorporated into and does not constitute a part of this combined Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS – EVERSOURCE ENERGY AND SUBSIDIARIES

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for Eversource for the three months ended March 31, 2018 and 2017 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended March 31,
(Millions of Dollars)	2018	2017	Increase/ (Decrease)
Operating Revenues	$2,288.0	$2,105.1	$182.9
Operating Expenses:
Purchased Power, Fuel and Transmission	946.8	753.6	193.2
Operations and Maintenance	332.5	338.3	(5.8)
Depreciation	204.3	186.8	17.5
Amortization	45.2	24.0	21.2
Energy Efficiency Programs	134.2	146.2	(12.0)
Taxes Other Than Income Taxes	182.5	155.2	27.3
Total Operating Expenses	1,845.5	1,604.1	241.4
Operating Income	442.5	501.0	(58.5)
Interest Expense	121.1	103.4	17.7
Other Income, Net	33.8	21.6	12.2
Income Before Income Tax Expense	355.2	419.2	(64.0)
Income Tax Expense	83.8	157.8	(74.0)
Net Income	271.4	261.4	10.0
Net Income Attributable to Noncontrolling Interests	1.9	1.9	—
Net Income Attributable to Common Shareholders	$269.5	$259.5	$10.0

Operating Revenues
Operating Revenues by segment increased/(decreased) for the three months ended March 31, 2018, as compared to the same period in 2017, as follows (the variance in electric distribution revenues reflects intercompany transmission billings in both periods):

(Millions of Dollars)	Increase/(Decrease)
Electric Distribution	$110.5
Natural Gas Distribution	21.3
Electric Transmission	(11.9)
Water Distribution	44.6
Other	(5.4)
Eliminations	23.8
Total Operating Revenues	$182.9

Sales Volumes: A summary of our retail electric GWh sales volumes, our firm natural gas MMcf sales volumes, and our water MG sales volumes, and percentage changes, is as follows:

	For the Three Months Ended March 31, 2018 Compared to 2017
	Electric			Firm Natural Gas			Water
	Sales Volumes (GWh)		Percentage Increase/ (Decrease)	Sales Volumes (MMcf)		Percentage Increase	Sales Volumes (MG)		Percentage Increase/ (Decrease)
	2018	2017 (1)		2018	2017		2018	2017 (2)
Traditional	3,847	3,700	4.0%	20,473	18,905	8.3%	467	432	8.1%
Decoupled and Special Contracts	9,374	9,472	(1.0)%	22,706	22,241	2.1%	4,357	4,441	(1.9)%
Total Sales Volumes	13,221	13,172	0.4%	43,179	41,146	4.9%	4,824	4,873	(1.0)%

(1)
In 2017 and in the month of January 2018, NSTAR Electric operated under two different rate structures (traditional and decoupled) based on its service territory. Effective February 1, 2018, NSTAR Electric operated entirely under a decoupled rate structure. The 2017 sales volumes for NSTAR Electric have been recast to present January 2017 as traditional and February through March 2017 as decoupled, to conform to the 2018 presentation for comparative purposes.

(2)	Eversource acquired its water distribution business on December 4, 2017. Prior year sales volumes have been presented for comparative purposes.

Fluctuations in sales volumes at PSNH and our Connecticut natural gas company impact earnings ("Traditional" in the table above).  For CL&P, NSTAR Electric (effective February 1, 2018, as a result of the DPU-approved rate case decision), and our Massachusetts natural gas company, fluctuations in sales volumes do not impact earnings due to their respective regulatory commission-approved distribution revenue decoupling mechanisms ("Decoupled" in the table above). Fluctuations in water sales volumes largely do not impact earnings as our Connecticut water distribution business is decoupled.

Operating Revenues: Operating Revenues, which primarily consist of base distribution revenues and tracked revenues further described below, increased $182.9 million for the three months ended March 31, 2018, as compared to the same period in 2017.

Base Electric and Natural Gas Distribution Revenues:

•
Electric distribution revenues decreased $9.6 million due primarily to the impact of NSTAR Electric's base distribution rate decrease as a result of the DPU-approved rate case decision that became effective February 1, 2018 (a portion of which did not impact earnings). This was partially offset by an increase in sales volumes primarily driven by the colder weather in January 2018, as compared to the same period in 2017, at our Traditional electric companies. Effective February 1, 2018, NSTAR Electric operated entirely under a decoupled rate structure.

•
Electric distribution revenues also decreased $19.3 million due to the reserve established to reflect the difference between the 35 percent federal corporate income tax rate included in rates charged to customers and the 21 percent federal corporate income tax rate, effective January 1, 2018 as a result of the Tax Cuts and Jobs Act. Effective February 1, 2018 for NSTAR Electric and May 1, 2018 for CL&P, rates charged to customers have been adjusted to reflect the new federal corporate income tax rate.

•
Base natural gas distribution revenues remained relatively unchanged for the three months ended March 31, 2018, as compared to the same period in 2017. An increase of $4.4 million related to sales volumes and demand revenues driven by colder January weather in Connecticut in 2018, as well as growth in new customer base, was offset by a $4.5 million decrease due to the reserve established to reflect the impact of the reduction in federal corporate income tax rates, effective January 1, 2018.

Tracked Electric and Natural Gas Distribution Revenues: Tracked revenues consist of certain costs that are recovered from customers in rates through regulatory commission-approved cost tracking mechanisms and therefore, have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply procurement and other energy-related costs for our electric and natural gas customers, retail transmission charges, energy efficiency program costs, net metering for distributed generation and restructuring and stranded cost recovery revenues. In addition, certain tracked revenues include incentives earned and carrying charges that are billed in rates to customers.

•
Tracked electric distribution revenues increased as a result of an increase in electric energy supply costs ($109.0 million), driven by increased average retail prices and higher sales volumes. In addition, there was an increase in retail electric transmission charges ($24.0 million).

•	Tracked natural gas distribution revenues increased as a result of an increase in natural gas supply costs ($16.1 million) and an increase in energy efficiency program revenues ($3.9 million).

Water: Water operating revenues totaled $44.6 million for the three months ended March 31, 2018 as a result of the acquisition of Aquarion on December 4, 2017.

Electric Transmission Revenues:  The electric transmission segment revenues decreased $11.9 million due to the recovery of lower revenues primarily related to the lower federal corporate income tax rate, which was reflected in transmission rates charged to customers effective January 1, 2018, partially offset by an increase related to ongoing investments in our transmission infrastructure.

Purchased Power, Fuel and Transmission expense includes costs associated with purchasing electricity, natural gas and water, on behalf of our customers.  These supply costs are recovered from customers in rates through commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs).  Purchased Power, Fuel and Transmission expense increased for the three months ended March 31, 2018, as compared to the same period in 2017, due primarily to the following:

(Millions of Dollars)	Increase
Electric Distribution	$130.4
Natural Gas Distribution	12.2
Transmission	28.6
Water Distribution	0.3
Eliminations	21.7
Total Purchased Power, Fuel and Transmission	$193.2

The variance in electric distribution reflects intercompany transmission charges in both periods. The increase in purchased power expense at the electric distribution business for the three months ended March 31, 2018, as compared to the same period in 2017, was driven primarily by higher prices associated with the procurement of energy supply as well as higher volumes at PSNH. As a result of the sale of PSNH's thermal generation assets on January 10, 2018, PSNH purchased power in place of its self-generation output in the first quarter of 2018. The increase in natural gas supply costs at our natural gas distribution business was due to higher average prices and sales volumes.

The increase in transmission costs for the three months ended March 31, 2018, as compared to the same period in 2017, was primarily the result of an increase in costs billed by ISO-NE that support regional grid investment, and an increase in the retail transmission deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers. This was partially offset by a decrease in Local Network Service charges, which reflect the cost of transmission service provided by Eversource over our local transmission network.

Operations and Maintenance expense includes tracked costs and costs that are part of base electric, natural gas and water distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense decreased for the three months ended March 31, 2018, as compared to the same period in 2017, due primarily to the following:

(Millions of Dollars)	Increase/(Decrease)
Base Electric Distribution (Non-Tracked Costs):
Storm restoration costs	$5.6
Shared corporate costs (including computer software depreciation at Eversource Service)	4.5
Operations-related expenses, including vegetation management, snow removal, vehicles and outside services	(3.5)
Other non-tracked operations and maintenance	0.9
Total Base Electric Distribution (Non-Tracked Costs)	7.5
Base Natural Gas Distribution (Non-Tracked Costs)	5.3
Water Distribution (Addition of Aquarion operations and maintenance expenses due to acquisition on December 4, 2017)	19.3
Tracked Costs (Electric Distribution, Electric Transmission and Natural Gas Distribution) - Decrease primarily due to lower transmission expenses and lower PSNH generation operations expenses due to the January 10, 2018 sale of thermal generation assets	(31.4)
Other and eliminations:
Eversource Parent and Other Companies - other operations and maintenance	(0.8)
Eliminations	(5.7)
Total Operations and Maintenance	$(5.8)

Depreciation expense increased for the three months ended March 31, 2018, as compared to the same period in 2017, due primarily to higher utility plant in service balances, partially offset by lower depreciation expense at PSNH as a result of the sale of thermal generation assets on January 10, 2018.

Amortization expense includes the deferral of energy supply and energy-related costs included in certain commission-approved cost tracking mechanisms, and the amortization of certain costs.  This deferral adjusts expense to match the corresponding revenues. Amortization increased for the three months ended March 31, 2018, as compared to the same period in 2017, due primarily to the deferral of energy supply and energy-related costs, which can fluctuate from period to period based on the timing of costs incurred and the related rate changes to recover these costs. Energy supply and energy-related costs at the electric, natural gas and water companies are recovered from customers in rates and have no impact on earnings.

Energy Efficiency Programs expense decreased for the three months ended March 31, 2018, as compared to the same period in 2017, due primarily to the deferral adjustment of a State of Connecticut policy change requiring CL&P to remit $12.7 million of 2018 energy efficiency funds to the State of Connecticut. These costs were collected from CL&P's customers and remitted to the State of Connecticut; as such we have classified this amount as Taxes Other than Income Taxes. The costs for the majority of the state energy policy initiatives and expanded energy efficiency programs are recovered from customers in rates and have no impact on earnings.

Taxes Other Than Income Taxes expense increased for the three months ended March 31, 2018, as compared to the same period in 2017, due primarily to the deferral adjustment of a State of Connecticut policy change requiring $12.7 million of 2018 CL&P energy efficiency funds to be remitted to the State of Connecticut, an increase in property taxes, and an increase in Connecticut gross earnings taxes. Gross earnings taxes are recovered from customers in rates and have no impact on earnings.

Interest Expense increased for the three months ended March 31, 2018, as compared to the same period in 2017, due primarily to an increase in interest on long-term debt ($13.1 million) as a result of new debt issuances, the addition of Aquarion operations in the first quarter of 2018 ($6.3 million) and an increase in interest on notes payable ($1.3 million), partially offset by higher AFUDC related to debt funds ($1.9 million) and a decrease in regulatory deferrals, primarily at NSTAR Electric, which decreased interest expense ($1.2 million).

Other Income, Net increased for the three months ended March 31, 2018, as compared to the same period in 2017, due primarily to an increase related to pension, SERP and PBOP non-service income components ($7.2 million), higher AFUDC related to equity funds ($3.0 million) and changes in the market value related to deferred compensation plans ($2.5 million).

Income Tax Expense decreased for the three months ended March 31, 2018, as compared to the same period in 2017, due primarily to the new federal tax law enacted December 22, 2017, the Tax Cuts and Jobs Act, reducing the federal corporate income tax rate from 35 percent to 21 percent and lower pre-tax earnings ($72.1 million), and items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($1.9 million).

RESULTS OF OPERATIONS –
THE CONNECTICUT LIGHT AND POWER COMPANY
NSTAR ELECTRIC COMPANY AND SUBSIDIARY
PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE AND SUBSIDIARY

The following provides the amounts and variances in operating revenues and expense line items in the statements of income for CL&P, NSTAR Electric and PSNH for the three months ended March 31, 2018 and 2017 included in this combined Quarterly Report on Form 10-Q:

	For the Three Months Ended March 31,
	CL&P			NSTAR Electric			PSNH
(Millions of Dollars)	2018	2017	Increase/ (Decrease)	2018	2017	Increase/ (Decrease)	2018	2017	Increase/ (Decrease)
Operating Revenues	$785.0	$732.3	$52.7	$770.1	$733.8	$36.3	$267.4	$253.2	$14.2
Operating Expenses:
Purchased Power, Fuel and Transmission	301.9	244.9	57.0	332.6	273.9	58.7	109.7	61.8	47.9
Operations and Maintenance	117.3	128.7	(11.4)	118.7	115.9	2.8	51.4	64.0	(12.6)
Depreciation	67.5	59.8	7.7	70.5	67.2	3.3	23.5	30.7	(7.2)
Amortization of Regulatory Assets, Net	28.0	12.8	15.2	6.4	4.5	1.9	5.0	5.4	(0.4)
Energy Efficiency Programs	22.8	36.6	(13.8)	74.8	78.0	(3.2)	5.2	3.8	1.4
Taxes Other Than Income Taxes	90.3	74.0	16.3	48.1	37.7	10.4	16.8	20.9	(4.1)
Total Operating Expenses	627.8	556.8	71.0	651.1	577.2	73.9	211.6	186.6	25.0
Operating Income	157.2	175.5	(18.3)	119.0	156.6	(37.6)	55.8	66.6	(10.8)
Interest Expense	36.8	35.0	1.8	26.5	28.3	(1.8)	12.8	12.8	—
Other Income, Net	6.6	3.3	3.3	12.6	8.4	4.2	4.7	2.8	1.9
Income Before Income Tax Expense	127.0	143.8	(16.8)	105.1	136.7	(31.6)	47.7	56.6	(8.9)
Income Tax Expense	28.4	53.6	(25.2)	28.0	53.3	(25.3)	12.6	22.3	(9.7)
Net Income	$98.6	$90.2	$8.4	$77.1	$83.4	$(6.3)	$35.1	$34.3	$0.8

Operating Revenues
Sales Volumes: A summary of our retail electric GWh sales volumes was as follows:

		For the Three Months Ended March 31,
	Rate Structure	2018	2017	Increase/ (Decrease)	Percent
CL&P	Decoupled	5,376	5,330	46	0.9%
NSTAR Electric	Decoupled	5,874	5,849	25	0.4%
PNSH	Traditional	1,972	1,992	(20)	(1.0)%

Fluctuations in retail electric sales volumes at PSNH impact earnings ("Traditional" in the table above).  For CL&P and NSTAR Electric (effective February 1, 2018, as a result of the DPU-approved rate case decision), fluctuations in retail electric sales volumes do not impact earnings due to their respective regulatory commission-approved distribution revenue decoupling mechanisms ("Decoupled" in the table above).

Operating Revenues: Operating Revenues, which consist of base distribution revenues and tracked revenues further described below, increased for the three months ended March 31, 2018, as compared to the same period in 2017, as follows:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Operating Revenues	$52.7	$36.3	$14.2

Base Distribution Revenues:

•
NSTAR Electric's distribution revenues decreased $8.3 million due primarily to the impact of its base distribution rate decrease as a result of the DPU-approved rate case decision that became effective February 1, 2018 (a portion of which did not impact earnings). This was partially offset by an increase in January 2018 sales volumes, as compared to January 2017, primarily driven by the colder weather. Effective February 1, 2018, NSTAR Electric operated entirely under a decoupled rate structure.

•
PSNH's base distribution revenues decreased $1.3 million for the three months ended March 31, 2018, as compared to the same period in 2017, primarily as a result of a rate change due to the completion of the full recovery of certain costs in revenues. The majority of this decrease did not impact earnings.

•
Distribution revenues decreased $12.5 million at CL&P, $3.7 million at NSTAR Electric and $3.1 million at PSNH due to the reserve established to reflect the difference between the 35 percent federal corporate income tax rate included in rates charged to customers and the 21 percent federal corporate income tax rate, effective January 1, 2018 as a result of the Tax Cuts and Jobs Act. Effective February 1, 2018 for NSTAR Electric and May 1, 2018 for CL&P, rates charged to customers have been adjusted to reflect the new federal corporate income tax rate.

Tracked Revenues: Fluctuations in the overall level of operating revenues are primarily related to tracked revenues.  Tracked revenues consist of certain costs that are recovered from customers in rates through commission-approved cost tracking mechanisms and therefore have no impact on earnings.  Costs recovered through cost tracking mechanisms include energy supply procurement and other energy-related costs, retail transmission charges, energy efficiency program costs, net metering for distributed generation and restructuring and stranded cost recovery revenues.  In addition, tracked revenues include certain incentives earned and carrying charges. Tracked revenues increased for the three months ended March 31, 2018, as compared to the same period in 2017, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Energy supply procurement	$57.8	$32.4	$18.8
Retail transmission	7.9	14.5	1.6
Other distribution tracking mechanisms	0.4	4.9	1.5

Transmission Revenues: Transmission revenues decreased $6.7 million, $4.1 million and $1.1 million at CL&P, NSTAR Electric and PSNH, respectively, due to the recovery of lower revenue requirements primarily related to the lower federal corporate income tax rate, which was reflected in transmission rates charged to customers effective January 1, 2018, partially offset by an increase related to ongoing investments in our transmission infrastructure.

Purchased Power, Fuel and Transmission expense includes costs associated with purchasing electricity on behalf of CL&P, NSTAR Electric and PSNH's customers.  For PSNH, these costs also include PSNH's generation of electricity.  These energy supply costs are recovered from customers in commission-approved cost tracking mechanisms, which have no impact on earnings (tracked costs). Purchased Power, Fuel and Transmission expense increased for the three months ended March 31, 2018, as compared to the same period in 2017, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Purchased Power Costs	$40.2	$42.7	$47.4
Transmission Costs	12.1	14.2	2.3
Eliminations	4.7	1.8	(1.8)
Total Purchased Power, Fuel and Transmission	$57.0	$58.7	$47.9

Purchased Power Costs: Included in purchased power costs are the costs associated with providing electric generation service supply to all customers who have not migrated to third party suppliers. In order to meet the demand of customers who have not migrated to third party suppliers, PSNH procures power through power supply contracts and spot purchases in the competitive New England wholesale power market and/or produces power through its own generation. The increase in purchased power costs for the three months ended March 31, 2018, as compared to same period in 2017, was due primarily to the following:

•	The increase at CL&P was due primarily to an increase in the price of standard offer supply associated with the GSC tracking mechanism.

•	The increase at NSTAR Electric was due primarily to higher prices associated with the procurement of energy supply, partially offset by slightly lower sales volumes.

•
The increase at PSNH was due primarily to higher purchased power energy expenses that are recovered as a component of the Energy Service tracking mechanism, and Regional Greenhouse Gas Initiative related-expenses recovered in the SCRC tacking mechanism. As a result of the sale of its thermal generation assets on January 10, 2018, PSNH purchased power in place of its self-generation output in the first quarter of 2018.

Transmission Costs: Included in transmission costs are charges that recover the cost of transporting electricity over high-voltage lines from generating plants to substations, including costs allocated by ISO-NE to maintain the wholesale electric market. The increase in transmission costs for the three months ended March 31, 2018, as compared to the same period in 2017, was due primarily to the following:

•
The increase at CL&P and NSTAR Electric was primarily the result of an increase in costs billed by ISO-NE that support regional grid investment and an increase in the retail transmission cost deferral, which reflects the actual costs of transmission service compared to estimated amounts billed to customers. This was partially offset by a decrease in Local Network Service charges, which reflect the cost of transmission service.

•
The increase at PSNH was primarily the result of an increase in costs billed by ISO-NE that support regional grid investment. This was partially offset by a decrease in Local Network Service charges and a decrease in the retail transmission cost deferral.

Operations and Maintenance expense includes tracked costs and costs that are part of base distribution rates with changes impacting earnings (non-tracked costs).  Operations and Maintenance expense increased/(decreased) for the three months ended March 31, 2018, as compared to the same period in 2017, due primarily to the following:

(Millions of Dollars)	CL&P	NSTAR Electric	PSNH
Base Electric Distribution (Non-Tracked Costs):
Storm restoration costs	$1.6	$5.8	$(1.8)
Shared corporate costs (including computer software depreciation at Eversource Service)	1.7	2.2	0.6
Operations-related expenses, including vegetation management, snow removal, vehicles and outside services (excluding storm restoration costs)	(7.3)	3.4	0.4
Other non-tracked operations and maintenance	(0.1)	1.0	—
Total Base Electric Distribution (Non-Tracked Costs)	(4.1)	12.4	(0.8)
Tracked Costs:
Decrease of PSNH generation operations expenses due to the January 10, 2018 sale of thermal generation assets	—	—	(7.6)
Transmission expenses	(6.2)	(3.1)	(1.3)
Other tracked operations and maintenance	(1.1)	(6.5)	(2.9)
Total Tracked Costs	(7.3)	(9.6)	(11.8)
Total Operations and Maintenance	$(11.4)	$2.8	$(12.6)

Depreciation expense increased at CL&P and NSTAR Electric for the three months ended March 31, 2018, as compared to the same period in 2017, due primarily to higher utility plant in service balances.  The decrease at PSNH is due to lower plant in service balances as a result of the sale of thermal generation assets on January 10, 2018.

Amortization of Regulatory Assets, Net expense includes the deferral of energy supply and energy-related costs included in certain regulatory-approved tracking mechanisms, and the amortization of certain costs. This deferral adjusts expense to match the corresponding revenues. Amortization of Regulatory Assets, Net increased at CL&P and NSTAR Electric for the three months ended March 31, 2018, as compared to the same period in 2017, due primarily to the deferral adjustment of energy supply and energy-related costs, which can fluctuate from period to period based on the timing of costs incurred and related rate changes to recover these costs. Energy supply and energy-related costs, which are the primary drivers of amortization, are recovered from customers in rates and have no impact on earnings.

Energy Efficiency Programs expense includes costs for various state energy policy initiatives and expanded energy efficiency programs and the majority is recovered from customers in rates and has no impact on earnings. Energy Efficiency Programs expense decreased for the three months ended March 31, 2018, as compared to same period in 2017, due primarily to the following:

•
The decrease at CL&P is due primarily to the deferral adjustment of a State of Connecticut policy change requiring CL&P to remit $12.7 million of 2018 energy efficiency funds to the State of Connecticut. These costs were collected from CL&P's customers and remitted to the State of Connecticut; as such we have classified this amount as Taxes Other than Income Taxes.

•
The decrease at NSTAR Electric is due to the deferral adjustment, which reflects the actual cost of energy efficiency programs compared to the estimated amounts billed to customers, and the timing of the recovery of energy efficiency costs. The deferral adjusts costs incurred to match energy efficiency revenue billed to customers.

Taxes Other Than Income Taxes increased/(decreased) for the three months ended March 31, 2018, as compared to same period in 2017, due primarily to the following:

•
The increase at CL&P is due primarily to the deferral adjustment of a State of Connecticut policy change requiring CL&P to remit $12.7 million of 2018 energy efficiency funds to the State of Connecticut, as well as higher property taxes due to higher utility plant balances and an increase in gross earnings taxes. Gross earnings taxes are recovered from customers in rates and have no impact on earnings.

•	The increase at NSTAR Electric is due primarily to higher property taxes.

•
The decrease at PSNH is due primarily to the absence of property taxes as a result of the sale of thermal generation assets on January 10, 2018 and a 2018 refund of disputed taxes for prior years from the Town of Bow, New Hampshire, partially offset by higher property taxes due to higher utility plant balances.

Interest Expense at CL&P increased for the three months ended March 31, 2018, as compared to the same period in 2017, due primarily to higher interest on long-term debt as a result of new debt issuances ($1.7 million). Interest expense decreased at NSTAR Electric due primarily to a decrease in regulatory deferrals, which decreased interest expense ($1.5 million).

Other Income, Net increased for the three months ended March 31, 2018, as compared to same period in 2017, due primarily to the following:

•	The increase at CL&P is due to an increase related to pension, SERP and PBOP non-service income components ($2.5 million) and higher AFUDC related to equity funds ($0.8 million).

•	The increase at NSTAR Electric is due to an increase related to pension, SERP and PBOP non-service income components ($3.4 million) and higher AFUDC related to equity funds ($1.5 million).

•	The increase at PSNH is due to interest income related to a 2018 refund of disputed property taxes for prior years.

Income Tax Expense decreased for the three months ended March 31, 2018, as compared to same period in 2017, due primarily to the following:

•
The decrease at CL&P was due primarily to the new federal tax law enacted December 22, 2017, the Tax Cuts and Jobs Act, reducing the federal corporate tax rate from 35 percent to 21 percent and lower pre-tax earnings ($23.7 million), and items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($1.5 million).

•
The decrease at NSTAR Electric was due primarily to the new federal tax law enacted December 22, 2017, the Tax Cuts and Jobs Act, reducing the federal corporate tax rate from 35 percent to 21 percent and lower pre-tax earnings ($25.8 million), partially offset by items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.5 million).

•
The decrease at PSNH was due primarily to the new federal tax law enacted December 22, 2017, the Tax Cuts and Jobs Act, reducing the federal corporate tax rate from 35 percent to 21 percent and lower pre-tax earnings ($9.9 million), partially offset by items that impact our tax rate as a result of regulatory treatment (flow-through items) and permanent differences ($0.2 million).

EARNINGS SUMMARY

CL&P's earnings increased $8.4 million for the three months ended March 31, 2018, as compared to the same period in 2017, due primarily to lower non-tracked operations and maintenance expense and a lower effective tax rate resulting from the Tax Cuts and Jobs Act, which reduced the federal corporate income tax rate effective January 1, 2018. The earnings increase was partially offset by higher depreciation expense and higher property tax expense.

NSTAR Electric's earnings decreased $6.3 million for the three months ended March 31, 2018, as compared to the same period in 2017, due primarily to higher non-tracked operations and maintenance expense and higher property tax expense. The earnings decrease was partially offset by a lower effective tax rate resulting from the Tax Cuts and Jobs Act and higher sales volumes in January 2018 (prior to the decoupled rate structure) driven by the colder weather, as compared to the same period in 2017.

PSNH's earnings increased $0.8 million for the three months ended March 31, 2018, as compared to the same period in 2017, due primarily to a lower effective tax rate resulting from the Tax Cuts and Jobs Act, and lower property tax expense due to the 2018 refund of disputed property taxes for prior tax years. The earnings increase was partially offset by lower generation earnings due to the sale of thermal generation assets on January 10, 2018.

LIQUIDITY

Cash Flows: CL&P had cash flows provided by operating activities of $64.7 million for the three months ended March 31, 2018, as compared to $173.4 million in the same period of 2017.  The decrease in operating cash flows was due primarily to $82.3 million in pension contributions made in the first quarter of 2018, cash payments made for storm restoration costs of approximately $21 million, and the timing of collections and payments related to our working capital items, including accounts receivable and accounts payable. Partially offsetting these decreases were the timing of regulatory recoveries and an increase in distribution rates due to higher rate base.

NSTAR Electric had cash flows provided by operating activities of $136.5 million for the three months ended March 31, 2018, as compared to $157.1 million in the same period of 2017.  The decrease in operating cash flows was due primarily to the timing of collections on accounts receivables, cash payments made for storm restoration costs of approximately $46 million and income tax payments made in 2018 of $8.8 million, compared to income tax refunds received in 2017 of $30.2 million. Partially offsetting these decreases were increases in regulatory overrecoveries and the timing of payments related to our working capital items, including accounts payable.

PSNH had cash flows provided by operating activities of $96.2 million for the three months ended March 31, 2018, as compared to $113.2 million in the same period of 2017.  The decrease in operating cash flows was due primarily to the timing of collections and payments of our working capital items, including accounts payable. Partially offsetting these decreases was the income tax refunds of $4.4 million received in 2018, compared to the income tax payments of $9.0 million made in 2017.

In the first quarter of 2018, CL&P, NSTAR Electric and PSNH paid $60.0 million, $161.0 million, and $150.0 million, respectively, in common stock dividends to Eversource parent.

Investments in Property, Plant and Equipment on the statements of cash flows do not include amounts incurred on capital projects but not yet paid, cost of removal, AFUDC related to equity funds, and the capitalized portions of pension expense.  In the first quarter of 2018, investments for CL&P, NSTAR Electric, and PSNH were $202.1 million, $192.0 million, and $72.3 million, respectively.

Commercial Paper Programs, Credit Agreements and Notes Payable: Eversource parent has a $1.45 billion commercial paper program allowing Eversource parent to issue commercial paper as a form of short-term debt, with intercompany loans to certain subsidiaries, including CL&P and PSNH. Eversource parent, CL&P and PSNH are also parties to a five-year $1.45 billion revolving credit facility. The revolving credit facility terminates on December 8, 2022 and serves to backstop Eversource parent's $1.45 billion commercial paper program.  The weighted-average interest rate on the commercial paper borrowings as of March 31, 2018 and December 31, 2017 was 2.31 percent and 1.86 percent, respectively. As of March 31, 2018, there were no intercompany loans from Eversource parent to CL&P and $271.3 million to PSNH. As of December 31, 2017, there were intercompany loans from Eversource parent of $69.5 million to CL&P and $262.9 million to PSNH.

NSTAR Electric has a $650 million commercial paper program allowing NSTAR Electric to issue commercial paper as a form of short-term debt. NSTAR Electric is also a party to a five-year $650 million revolving credit facility. The revolving credit facility terminates on December 8, 2022 and serves to backstop NSTAR Electric's $650 million commercial paper program.  As of March 31, 2018 and December 31, 2017, NSTAR Electric had $367.0 million and $234.0 million, respectively, in short-term borrowings outstanding under its commercial paper program, leaving $283.0 million and $416.0 million of available borrowing capacity as of March 31, 2018 and December 31, 2017, respectively.  The weighted-average interest rate on these borrowings as of March 31, 2018 and December 31, 2017 was 1.75 percent and 1.55 percent, respectively.

There were no borrowings outstanding on either the Eversource parent or NSTAR Electric revolving credit facilities as of March 31, 2018 or December 31, 2017.

Long-Term Debt: The following table summarizes long-term debt issuances and repayments:

(Millions of Dollars)	Issue Date	Issuances/(Repayments)	Maturity Date	Use of Proceeds
CL&P:
4.00% 2018 Series A First Mortgage Bonds	March 2018	$500.0	2048	Repay long-term debt due to mature in 2018 and repay short-term borrowings
5.65% 2008 Series A First Mortgage Bonds (1)	May 2008	(300.0)	2018	N/A
PSNH:
6.00% 2008 Series O First Mortgage Bonds (1)	May 2008	(110.0)	2018	N/A

(1)	Represents a repayment at maturity paid on May 1, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our Regulated companies are subject to credit risk from certain long-term or high-volume supply contracts with energy marketing companies.  Our Regulated companies manage the credit risk with these counterparties in accordance with established credit risk practices and monitor contracting risks, including credit risk.  As of March 31, 2018, our Regulated companies held collateral (letters of credit or cash) of $10 million from counterparties related to our standard service contracts.  As of March 31, 2018, Eversource had $35.6 million of cash posted with ISO-NE related to energy transactions.

We have provided additional disclosures regarding interest rate risk management and credit risk management in Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," in Eversource's 2017 Form 10-K, which is incorporated herein by reference. There have been no additional risks identified and no material changes with regard to the items previously disclosed in the Eversource 2017 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Management, on behalf of Eversource, CL&P, NSTAR Electric and PSNH, evaluated the design and operation of the disclosure controls and procedures as of March 31, 2018 to determine whether they are effective in ensuring that the disclosure of required information is made timely and in accordance with the Securities Exchange Act of 1934 and the rules and regulations of the SEC.  This evaluation was made under management's supervision and with management's participation, including the principal executive officer and principal financial officer as of the end of the period covered by this Quarterly Report on Form 10-Q.  There are inherent limitations of disclosure controls and procedures, including the possibility of human error and the circumventing or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The principal executive officer and principal financial officer have concluded, based on their review, that the disclosure controls and procedures of Eversource, CL&P, NSTAR Electric and PSNH are effective to ensure that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and regulations and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in internal controls over financial reporting for Eversource, CL&P, NSTAR Electric and PSNH during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are parties to various legal proceedings.  We have disclosed these legal proceedings in Part I, Item 3, "Legal Proceedings," and elsewhere in our 2017 Form 10-K.  These disclosures are incorporated herein by reference.  There have been no additional material legal proceedings identified and no further material changes with regard to the legal proceedings previously disclosed in our 2017 Form 10-K.

ITEM 1A.	RISK FACTORS

We are subject to a variety of significant risks in addition to the matters set forth under our forward-looking statements section in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Quarterly Report on Form 10-Q.  We have identified a number of these risk factors in Part I, Item 1A, "Risk Factors," in our 2017 Form 10-K, which risk factors are incorporated herein by reference.  These risk factors should be considered carefully in evaluating our risk profile.  There have been no additional risk factors identified and no material changes with regard to the risk factors previously disclosed in our 2017 Form 10-K.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans and Programs (at month end)
January 1 - January 31, 2018	12,413	$61.34	—	—
February 1 - February 28, 2018	240,110	57.65	—	—
March 1 - March 31, 2018	65,215	58.49	—	—
Total	317,738	$57.97	—	—

ITEM 6.	EXHIBITS

Each document described below is filed herewith, unless designated with an asterisk (*), which exhibits are incorporated by reference by the registrant under whose name the exhibit appears.

Exhibit No.	Description

Listing of Exhibits (Eversource)

4.1
Tenth Supplemental Indenture between Eversource Energy and The Bank of New York Trust Company N.A., as Trustee, dated as of January 1, 2018, relating to $200 million of Senior Notes, Series I, due 2021 and $450 million of Senior Notes, Series M, due 2028 (Exhibit 4.1, Eversource Energy Current Report on Form 8-K filed on January 12, 2018, File No. 001-05324)

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

Listing of Exhibits (CL&P)

4.1
Supplemental Indenture (2018 Series A Bonds) between CL&P and Deutsche Bank Trust Company Americas, as Trustee dated as of March 1, 2018 (Exhibit 4.1 CL&P Current Report on Form 8-K filed on April 2, 2018, File No. 000-00404)

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

Listing of Exhibits (Eversource, CL&P, NSTAR Electric, PSNH)

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

EVERSOURCE ENERGY

May 3, 2018	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CONNECTICUT LIGHT AND POWER COMPANY

May 3, 2018	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSTAR ELECTRIC COMPANY

May 3, 2018	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF NEW HAMPSHIRE

May 3, 2018	By:	/s/ Jay S. Buth
Jay S. Buth
Vice President, Controller and Chief Accounting Officer